Form 10-K
period 2008-12-31
SOVEREIGN BANCORP INC
filed 2009-03-17
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,
for the fiscal year ended December 31, 2008, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,
for the transition period from N/A to                     .
Commission File Number 001-16581
SOVEREIGN BANCORP, INC.

(Exact name of Registrant as specified in its charter)

Virginia (State or other Jurisdiction of Incorporation or Organization)	23-2453088 (I.R.S. Employer Identification No.)

75 State Street, Boston, Massachusetts	02109

(Address of Principal Executive Offices)	(Zip Code)
(617) 346-7200

Registrant’s Telephone Number
Securities registered pursuant to Section 12(b) of the Act:

Title	Name of Exchange on Which Registered
Depository Shares for Series C non-cumulative preferred stock	NYSE
7.75% Capital Securities (Sovereign Capital Trust V)	NYSE
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There is no common equity held by any non-affiliate of the registrant as a result of the consummation of the transaction with Banco Santander, S.A. on January 30, 2009, following which the registrant became a wholly owned subsidiary of Banco Santander, S.A.

Form 10-K Cross Reference Index

Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by or on behalf of Sovereign Bancorp, Inc. (“Sovereign” or the “Company”). Sovereign may from time to time make forward-looking statements in Sovereign’s filings with the Securities and Exchange Commission (the “SEC” or the “Commission”) (including this Annual Report on Form 10-K and the Exhibits hereto), in its reports to shareholders (including its 2008 Annual Report) and in other communications by Sovereign, which are made in good faith by Sovereign, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Some of the statements made by Sovereign, including any statements preceded by, followed by or which include the words “may,” “could,” “should,” “pro forma,” “looking forward,” “will,” “would,” “believe,” “expect,” “hope,” anticipate,” “estimate,” “intend,” “plan,” “strive,” “hopefully,” “try,” “assume” or similar expressions constitute forward-looking statements.
These forward-looking statements include statements with respect to Sovereign’s vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of Sovereign. Although Sovereign believes that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors (some of which are beyond Sovereign’s control). Among the factors, which could cause Sovereign’s financial performance to differ materially from that expressed in the forward-looking statements are:
•	the strength of the United States economy in general and the strength of the regional and local economies in which Sovereign conducts operations, which may affect, among other things, the level of non-performing assets, charge-offs, and provision for credit losses;

•	the effects of, or policies determined by the Federal Deposit Insurance Corporation, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	inflation, interest rate, market and monetary fluctuations, which may, among other things reduce interest margins, impact funding sources and affect the ability to originate and distribute financial products in the primary and secondary markets;

•	adverse movements and volatility in debt and equity capital markets;

•	adverse changes in the securities markets, including those related to the financial condition of significant issuers in our investment portfolio;

•	revenue enhancement initiatives may not be successful in the marketplace or may result in unintended costs;

•	changing market conditions may force us to alter the implementation or continuation of cost savings or revenue enhancement strategies;

•	Sovereign’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the willingness of customers to substitute competitors’ products and services and vice versa;

•	the ability of Sovereign and its third party vendors to convert and maintain Sovereign’s data processing and related systems on a timely and acceptable basis and within projected cost estimates;

•	the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, capital, liquidity, proper accounting treatment, securities and insurance, and the application thereof by regulatory bodies and the impact of changes in and interpretation of generally accepted accounting principles in the United States;

•	technological changes;

•	competitors of Sovereign may have greater financial resources and develop products and technology that enable those competitors to compete more successfully than Sovereign;

•	changes in consumer spending and savings habits;

•	acts of terrorism or domestic or foreign military conflicts; and acts of God, including natural disasters;

•	regulatory or judicial proceedings;

•	changes in asset quality;

•	the outcome of ongoing tax audits by federal, state and local income tax authorities may require additional taxes be paid by Sovereign as compared to what has been accrued or paid as of period end.

•	Sovereign’s success in managing the risks involved in the foregoing.
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

PART I
Item 1 — Business
General
Sovereign is the parent company of Sovereign Bank (“Sovereign Bank” or “the Bank”), a federally chartered savings bank. Sovereign had approximately 750 community banking offices, over 2,300 ATMs and 11,643 team members as of December 31, 2008 with principal markets in the Northeastern United States. Sovereign’s primary business consists of attracting deposits from its network of community banking offices, and originating small business and middle market commercial loans, multi-family loans, residential mortgage loans, home equity loans and lines of credit, and auto and other consumer loans in the communities served by those offices.
Sovereign is a Virginia business corporation and its principal executive offices are located at 75 State Street, Boston, Massachusetts. Sovereign Bank is headquartered in Wyomissing, Pennsylvania, a suburb of Reading, Pennsylvania.
Sovereign was incorporated in 1987 as a holding company for Sovereign Bank. Sovereign Bank was created in 1984 under the name Penn Savings Bank, F.S.B. through the merger of two financial institutions with market areas primarily in Berks and Lancaster counties, Pennsylvania. Sovereign Bank assumed its current name on December 31, 1991. Sovereign has acquired 28 financial institutions, branch networks and/or related businesses since 1990. Eighteen of these acquisitions, with assets totaling approximately $52 billion, have been completed since 1995. Sovereign’s latest acquisition was Independence Community Bank Corp. (“Independence”) effective June 1, 2006 for $42 per share in cash, representing an aggregate transaction value of $3.6 billion. Sovereign funded this acquisition using the proceeds from a $2.4 billion equity offering to Banco Santander S.A. (“Santander”), net proceeds from issuances of perpetual and trust preferred securities, and cash on hand. Sovereign issued 88.7 million shares to Santander, in connection with the equity offering which made Santander Sovereign’s largest shareholder.
On January 30, 2009, Sovereign became a wholly owned subsidiary of Santander. Pursuant to a Transaction Agreement, dated October 13, 2008, between Sovereign and Santander (the “Transaction Agreement”), Santander acquired all of the outstanding shares of the Company’s common stock that it did not already own in exchange for the right to receive 0.3206 Santander American Depository Shares, or ADSs, for each share of Company common stock. As a result of the Santander transaction, the Company’s state of incorporation changed from Pennsylvania to Virginia.
Subsidiaries
Sovereign had three direct consolidated wholly-owned subsidiaries at December 31, 2008: Sovereign Bank is the only material subsidiary.
Employees
At December 31, 2008, Sovereign had 10,235 full-time and 1,408 part-time employees. None of these employees are represented by a collective bargaining agreement, and Sovereign believes it enjoys good relations with its personnel.
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
In May 2006, Sovereign and Santander entered into an Investment Agreement, pursuant to which, among other things, Santander purchased from Sovereign 88.7 million shares of Sovereign’s common stock for $2.4 billion in cash. In general the Investment Agreement contains a number of important restrictions on both Sovereign and Santander, including (i) certain standstill provisions that restrict Santander from purchasing securities of Sovereign, making an offer to purchase securities of Sovereign, or taking certain other actions, in each case unless certain conditions are satisfied and (ii) restrictions on the ability of Sovereign to solicit any acquisition proposals and on the manner in which Sovereign may respond to unsolicited acquisition proposals and obligations to provide Board representation to Santander. The proceeds of Santander’s investment were used to acquire the common stock of Independence. This investment was approved by the OTS. If Santander acquires 25% or more of Sovereign’s stock, Sovereign will no longer be a savings and loan holding company and will no longer be regulated by the OTS, although Sovereign Bank will continue to be regulated by the OTS as long as it remains a federal savings bank. For a more detailed description of the Investment Agreement, please see Part III — Item 12 of this Form 10-K.
On October 13, 2008, Sovereign and Santander entered into the Transaction Agreement whereby Santander agreed to acquire all the outstanding shares of Sovereign not currently owned by it. Sovereign Bancorp, Inc. will merge with and into a wholly owned subsidiary of Sovereign organized under the laws of the Commonwealth of Virginia and immediately thereafter, pursuant to a share exchange under Virginia law, become a wholly owned subsidiary of Santander.
In late January 2009, stockholders of both Santander and Sovereign agreed to the terms of the transaction agreement. On January 30, 2009, Sovereign was acquired by Santander.
Santander is one of the largest banks in the world by market capitalization. It has more than 14,000 branches and more than 90 million customers in over 40 countries. It is the largest financial group in Spain and Latin America, and has a significant presence elsewhere in Europe, including the United Kingdom through its Abbey subsidiary and Portugal, where it is the third largest banking group. It also operates a leading consumer finance franchise in Germany, Italy, Spain and thirteen other European countries.
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
If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and (in critically undercapitalized situations) appointment of a receiver or conservator. Critically undercapitalized institutions generally may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt. All but well-capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the FDIA and OTS regulations, savings associations which are not categorized as well capitalized or adequately-capitalized are restricted from making capital distributions which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings association. At December 31, 2008, Sovereign Bank met the criteria to be classified as “well-capitalized.”

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
The FDIC charges financial institutions deposit premium assessments to ensure it has reserves to cover deposits that are under FDIC insured limits, which in early October 2008, the U.S. government increased to $250,000 per depositor interest bearing account and provided unlimited insurance on non-interest bearing accounts. The FDIC Board of Directors has established a reserve ratio target percentage of 1.25%. This means that their “target” balance for the reserves is 1.25% of estimated insured deposits. Due to recent bank failures, the reserve ratio is currently significantly below its target balance. The FDIC has recently announced that deposit assessment rates will double effective in the first quarter of 2009, and in the second quarter of 2009, additional fees will be assessed to institutions who have secured borrowings in excess of 15% of their deposits. Sovereign anticipates that these new assessments will increase our general and administrative costs by approximately $50 million to $73 million depending on factors such as our 2009 deposit and borrowing levels. Additionally, on February 27, 2009, the FDIC adopted an Emergency Special Assessment Rule under which all insured depository institutions would pay a one-time assessment fee of 20 basis points. The assessment would be made on June 30, 2009 using the institutions deposit base at that time. At our current deposit base, this one-time assessment would cost Sovereign approximately $90 million in 2009. The interim rule also permits the FDIC to impose an additional special assessment of 10 basis points after June 30, 2009, if necessary to maintain public confidence in federal deposit insurance, or if the insurance fund falls to or below zero. Although this interim rule was adopted by the FDIC, it is subject to a 30 day comment period before becoming final and it is possible that these fee assessments may be reduced. In early March 2009, the FDIC requested an increase in their line of credit with the U.S. Treasury from $30 billion to $100 billion. If the increase is approved the FDIC has indicated that they will reduce the one-time assessment from 20 basis points to 10 basis points. Sovereign may be able to pass part or all of this cost onto its customers in the form of lower interest rates on deposits depending on market conditions.
In addition to deposit insurance premiums, all insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. In 2008, Sovereign paid Finance Corporation Assessments of $5.3 million. The annual rate (as of the first quarter of 2009) for all insured institutions is $0.114 for every $1,000 in domestic deposits which is consistent with what was paid in 2008. These assessments are revised quarterly and will continue until the bonds mature in the year 2017.
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
Qualified Thrift Lender. Prior to January 30, 2009, Sovereign Bank was required to meet a qualified thrift lender test to avoid certain restrictions on their operations. The test under HOLA requires a savings institution to have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments. As an alternative, the savings institution under HOLA may maintain 60% of its assets in those assets specified in Section 7701(a) (19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans, certain consumer and small business loans, as defined by the regulations, and mortgage related investments. At December 31, 2008, Sovereign was not in compliance with the QTL test. However, under HOLA, bank holding companies such as Santander, as well as any companies they control, are not subject to the QTL test. Consequently, effective upon the acquisition by Santander of all of Sovereign’s common stock, Sovereign Bank became exempt from the QTL test.

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
In late 2006 and in the first quarter of 2007, Sovereign completed a balance sheet restructuring which involved the sale of approximately $8 billion of assets consisting of correspondent home equity loans, purchased residential loans, multi-family loans, and certain investments. These sales were completed to enable Sovereign to reduce lower yielding and/or higher credit risk assets classes and pay down higher cost borrowings. Additionally, Sovereign began to focus on increasing the amount of higher yielding commercial loans which was expected to improve profitability. Although, Sovereign continues to originate residential and multi-family loans, the loans are primarily sold after origination into the secondary markets. As a result of this change in strategy, Sovereign commercial loans in total and as a percentage of assets increased in 2007 and 2008.
Currently, Sovereign is in compliance with the loan limitation statutes described above; however, Sovereign has had to temporarily increase the amount of assets throughout the latter half of 2007 and in certain periods during 2008 that were not considered large commercial loans in order to comply with the above loan limitations. These temporary increases in assets was funded by increasing short-term borrowings with the FHLB. Towards the latter half of 2008, the Company began to aggressively manage its commercial loan portfolio to ensure that only our most profitable customers on a risk adjusted basis continued to transact with the Bank. This strategy has led to a reduction in the amount of HOLA eligible loans that reside on our balance sheet. We expect to be in compliance with this statute in 2009.
Federal Reserve Regulation. Under Federal Reserve Board regulations, Sovereign Bank is required to maintain a reserve against its transaction accounts (primarily interest-bearing and non interest-bearing checking accounts). Because reserves must generally be maintained in cash or in low-interest-bearing accounts, the effect of the reserve requirements is to reduce an institution’s asset yields.
Numerous other regulations promulgated by the Federal Reserve Board affect the business operations of Sovereign Bank. These include regulations relating to equal credit opportunity, electronic fund transfers, collection of checks, truth in lending, truth in savings, availability of funds, home mortgage disclosure and margin credit.
Federal Home Loan Bank System. The FHLB System was created in 1932 and consists of twelve regional FHLBs. The FHLBs are federally chartered but privately owned institutions created by U.S. Congress. The Federal Housing Finance Board is an agency of the federal government and is generally responsible for regulating the FHLB System. Each FHLB is owned by its member institutions. The primary purpose of the FHLBs is to provide funding to their members for making housing loans as well as for affordable housing and community development lending. FHLBs are generally able to make advances to their member institutions at interest rates that are lower than could otherwise be obtained by such institutions. As a member, Sovereign is required to make minimum investments in FHLB stock based on the level of borrowings from the FHLB. Sovereign Bank is a member of FHLB Pittsburgh, Boston, and New York and has investments of $644.4 million, $4.2 million and $25.9 million, respectively. Sovereign utilized advances from the FHLB to fund balance sheet growth and provide liquidity. Sovereign had access to advances with the FHLB of up to $24 billion and had outstanding advances of $13.3 billion at December 31, 2008. The level of borrowings capacity Sovereign Bank has with the FHLB is contingent upon the level of qualified collateral the Bank holds at a given time.
In December, the FHLB of Pittsburgh announced it was suspending dividends on its stock and that it would not repurchase any excess capital stock in order to maintain their liquidity and capital position. We have considered these developments and concluded that our investment in FHLB Pittsburgh is not impaired. However we will continue to closely monitor this investment in future periods.
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

Item 1A — Risk Factors
The following list describes several risk factors that are applicable to our Company:
•	The Current Economic Downturn May Continue to Deteriorate Our Asset Quality and Adversely Affect Our Earnings and Cash Flow.

Our business faces various material risks, including credit risk and the risk that the demand for our products will decrease. In a recession or other economic downturn, these risks would probably become more acute. In an economic downturn, our credit risk and associated provision for credit losses and legal expense will increase. Also, decreases in consumer confidence, real estate values, and interest rates, usually associated with a downturn, could combine to make the types of loans we originate less profitable and could cause elevated levels of losses on our commercial and consumer loans. Current economic conditions may continue to deteriorate which would likely continue to adversely impact our results.

•	Disruptions in the Global Financial Markets have Affected, and May Continue to Adversely Affect, Sovereign’s Business and Results of Operations.

Dramatic declines in the housing market during 2008, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivatives, have caused many financial institutions to seek additional capital and to merge with other financial institutions. Disruptions in the global financial markets have also adversely affected the corporate bond markets, debt and equity underwriting and other elements of the financial markets. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, some lenders and institutional investors have reduced and, in some cases, ceased to provide funding to certain borrowers, including other financial institutions. The impact on available credit, increased volatility in the financial markets and reduced business activity has adversely affected, and may continue to adversely affect, Sovereign’s businesses, capital, liquidity or other financial condition and results of operations, access to credit and the trading price of Sovereign preferred stock or debt securities.

•	Sovereign May Experience Further Write-Downs of its Financial Instruments and Other Losses Related to Volatile and Illiquid Market Conditions.

Market volatility, illiquid market conditions and disruptions in the credit markets have made it extremely difficult to value certain of Sovereign’s assets. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these assets in future periods. In addition, at the time of any sales of these assets, the price Sovereign ultimately realizes will depend on the demand and liquidity in the market at that time and may be materially lower than their current fair value. Any of these factors could require Sovereign to take further write-downs in respect of these assets, which may have an adverse effect on the Company’s results of operations and financial condition in future periods.

•	Liquidity is Essential to Sovereign’s Businesses, and Sovereign Relies on External Sources, Including Government Agencies to Finance a Significant Portion of its Operations.

Adequate liquidity is essential to Sovereign’s businesses. The Company’s liquidity could be materially adversely affected by factors Sovereign cannot control, such as the continued general disruption of the financial markets or negative views about the financial services industry in general. In addition, Sovereign’s ability to raise funding could be impaired if lenders develop a negative perception of the Company’s short-term or long-term financial prospects, or a perception that the Company is experiencing greater liquidity risk. Recent regulatory measures, such as the FDIC’s temporary guarantee of the newly issued senior debt are designed to stabilize the financial markets and the liquidity position of financial institutions such as Sovereign. It is unclear whether, or for how long, these facilities will be extended and what impact termination of any of these facilities could have on Sovereign’s ability to access funding in the future. Sovereign’s credit ratings are also important to its liquidity. A reduction in Sovereign’s credit ratings could adversely affect its liquidity, widen its credit spreads or otherwise increase its borrowing costs.

•	Recently Enacted Legislation Authorizing the U.S. Government to Take Direct Action Within the Financial Services Industry, and Other Legislation and Regulation Currently Under Consideration, May Not Stabilize the U.S. Financial System in the Near Term.

On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (EESA) was signed into law. In addition, on February 17, 2009, the American Recovery and Reinvestment Act of 2009 (ARRA) was signed by President Obama. The purpose of these U.S. government actions is to stabilize and provide liquidity to the U.S. financial markets and jumpstart the U.S. economy. The U.S. government is currently considering, and may consider in the future, additional legislation and regulations with similar purposes. The EESA, ARRA and other governmental programs may not have their intended impact of stabilizing, providing liquidity to or restoring confidence in the financial markets. Further, the discontinuation and/or expiration of these or other governmental programs could result in a worsening of current market conditions.

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

Sovereign is subject to the income tax laws of the U.S., its states and municipalities and certain foreign countries. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant Governmental taxing authorities. In establishing a provision for income tax expense and filing returns, the Company must make judgments and interpretations about the application of these inherently complex tax laws. Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. Sovereign reviews its tax balances quarterly and as new information becomes available, the balances are adjusted, as appropriate. The Company is subject to ongoing tax examinations and assessments in various jurisdictions. The Internal Revenue Service (the “IRS”) recently examined the Company’s federal income tax returns for the years 2002 through 2005. The IRS completed this review in 2008. Included in this examination cycle are two separate financing transactions with an international bank totaling $1.2 billion. As a result of these transactions, Sovereign was subject to foreign taxes of $154.0 million during the years 2003 through 2005 and claimed a corresponding foreign tax credit for foreign taxes paid during those years. In 2006 and 2007, Sovereign was subject to an additional $87.6 million and $22.5 million, respectively, of foreign taxes related to these financing transactions and claimed a corresponding foreign tax credit. The IRS issued a notification of adjustment disallowing the foreign tax credits taken in 2003-2005 in the amount of $154.0 million related to these transactions; disallowing deductions for issuance costs and interest expense related to the transaction which would result in an additional tax liability of $24.9 million; and assessed interest and penalties, the combined amount of which totaled approximately $71.0 million. In addition, the IRS has commenced its audit for the years 2006 and 2007. We expect that in the future the IRS will propose to disallow the foreign tax credits taken in 2006 and 2007 of $87.6 million and $22.5 million, respectively; disallow deductions for issuance costs and interest expense which would result in an additional tax liability of $37.1 million; and to assess interest and penalties. Sovereign expects that it will need to litigate this matter with the IRS. Sovereign continues to believe that it is entitled to claim these foreign tax credits and deductions and also believes that its recorded tax reserves for this position of $58.3 million adequately provides for any potential exposure to the IRS related to this item and other tax assessments. However, as the Company continues to go through the IRS administrative process, and if necessary litigation, we will continue to evaluate the appropriate tax reserve levels for this position and any changes made to the tax reserves may materially affect Sovereign’s income tax provision, net income and regulatory capital in future periods.

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

•	Integration Risks Exist Related to the Acquisition of the Company by Santander.

On January 30, 2009, Sovereign was acquired by Santander. Sovereign may not be integrated successfully into the existing businesses of Santander or the integration may be more difficult, time-consuming or costly than expected. The combined company may not realize, to the extent or at the time we expect, revenue synergies and cost savings from the transaction. Deposit attrition, operating costs, customer losses and business disruptions following the transaction, including difficulties in maintaining relationships with employees, could be greater than expected.
Item 1B— Unresolved Staff Comments
None.

Item 2 — Properties
Sovereign Bank utilizes 833 buildings that occupy a total of 6.2 million square feet, including 237 owned properties with 1.8 million square feet and 596 leased properties with 4.4 million square feet. Eight major buildings contain 1.2 million square feet, which serve as the headquarters or house significant operational and administrative functions:
Columbia Park Operations Center — Dorchester, Massachusetts
195 Montague Street Regional Headquarters for New York Metro — Brooklyn, New York
East Providence Call Center and Operations and Loan Processing Center — East Providence, Rhode Island
75 State Street Bank Headquarters for Sovereign Bank of New England — Boston, Massachusetts
405 Penn Street Sovereign Plaza Call Center and Operations and Loan Processing Center - Reading, Pennsylvania
601 Penn Street Loan Processing Center — Reading, Pennsylvania
1130 Berkshire Boulevard Administrative Offices — Wyomissing, Pennsylvania
1125 Berkshire Boulevard Operations Center — Wyomissing, Pennsylvania
The majority of the eight properties of Sovereign outlined above are utilized by our Shared Services Consumer Bank segment and for general corporate purposes by our Other segment. The remaining 825 properties consist primarily of bank branches and lending offices used by our Retail Banking segments.
Item 3 — Legal Proceedings
Sovereign is not involved in any pending material legal proceeding other than routine litigation occurring in the ordinary course of business. Sovereign does not expect that any amounts that it may be required to pay in connection with these matters would have a material adverse effect on its financial position.
In the first quarter of 2008 a voluntary mediation was held in connection with a claim made against Sovereign related to an investment advisor in Massachusetts who defrauded numerous victims over a long period of time. The fraud reportedly amounted to tens of millions of dollars. The investment advisor’s companies had accounts at Sovereign. The court appointed an ancillary receiver to pursue claims against Sovereign and another bank, and the ancillary receiver filed a complaint against Sovereign. Some of the victims joined in the action as plaintiffs, and some of the claims are putative class action claims. The ancillary receiver recently filed a motion seeking class certification. Little progress was made towards a settlement at the voluntary mediation that was held in the first quarter of 2008 and the trial for this claim was held in December 2008. The court ruled that Sovereign did not have any liability related to this matter.
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
On October 13, 2008, Sovereign and Santander entered into the Transaction Agreement whereby Santander agreed to acquire all the outstanding shares of Sovereign not currently owned by it. Sovereign received various purported class action complaints from purported shareholders alleging that Sovereign’s directors breached their fiduciary duties by entering into the Transaction Agreement. Certain of these lawsuits also allege that Santander and certain directors of the Company serving by designation by Santander pursuant to the Investment Agreement (the “Santander Directors”) breached their fiduciary duties and that the remainder of Sovereign’s directors aided and abetted the Santander Directors’ breaches of fiduciary duties. All of the complaints seek an injunction preventing the consummation of the transaction contemplated by the Transaction Agreement.
On January 21, 2009, a settlement agreement was reached between the parties which covered all persons who owned shares of Sovereign common stock from October 13, 2008 to and including the effective date of the Proposed Transaction between Santander and Sovereign. A summary of the key terms of the settlement agreement was filed on a Form 8-K filed on January 22, 2009 with the SEC.
Item 4 — Submission of Matters to a Vote of Security Holders
None.

Item 4A — Executive Officers of the Registrant
Certain information, including principal occupation during the past five years, relating to the principal executive officers of Sovereign, as of the date of this filing are set forth below:
Gabriel Jaramillo — Age 58. Mr. Jaramillo became Chairman of the Board, President and Chief Executive Officer of the Company on January 30, 2009 and also currently serves as Chairman of each of the Executive and Risk Management Committees of the Board. He has served as a Director of Sovereign Bancorp since July 16, 2008. Mr. Jaramillo has 34 years of experience within the financial sector and served in various executive positions with Grupo Santander since 1996. Prior to his appointment to Sovereign, he most recently served as Advisor to the Chairman of Grupo Santander and was President of Banco Santander Brazil.
Kirk W. Walters — Age 53. Mr. Walters was appointed to the Sovereign Board on January 30, 2009, and also currently serves as a member of the Executive and Risk Management Committees of the Board. Mr. Walters became the Senior Executive Vice President, Chief Financial Officer and Chief Administration Officer of the Company on January 3, 2009. From September 30, 2008 to January 3, 2009, he served as the Interim President, Interim Chief Executive Officer and Chief Financial Officer of the Company. From March 3, 2008 to September 30, 2008, he served as the Chief Financial Officer of the Company. Mr. Walters joins Sovereign from Chittenden Corporation, headquartered in Burlington, VT, which was acquired by People’s United Financial, Inc., headquartered in Bridgeport, CT, in January 2008. At Chittenden, Mr. Walters served as Executive Vice President and Chief Financial Officer since 1996. Prior to joining Chittenden, he worked at Northeast Federal Corporation in Hartford, CT, from 1989-95 in a series of executive positions, including Chairman, Chief Executive Officer, President and Chief Operating Officer. From 1984-89, Mr. Walters worked for California Federal Bank in a variety of financial positions, including Senior Vice President and Controller. He began his career as an accountant at Coopers & Lybrand in Los Angeles.
Patrick J. Sullivan — Age 53. Mr. Sullivan was appointed to the position of Managing Director of Commercial Banking in 2008. Prior to being promoted to Managing Director of Commercial Banking, Mr. Sullivan was President and CEO of Massachusetts and New Hampshire. Mr. Sullivan has 30 years of experience in the banking industry and has held a variety of executive and management positions. He joined Sovereign in June of 2000 as Executive Vice President, Managing Director of Commercial Banking and Specialized Lending. Previously, he was President and Chief Executive Officer of Howard Bank.
Roy J. Lever — Age 57. Mr. Lever was appointed to the position of Managing Director of Retail Banking in 2008. Prior to joining Sovereign, Mr. Lever served nearly 33 years in a variety of senior positions with Bank of America and Fleet Bank. Most recently, he was a Senior Vice President for Global Consumer and Small Business Banking at Bank of America and where he had responsibility for the bank’s compliance, risk and operations at more than 6,000 branches.
PART II
Item 5 — Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
During the 2008 fiscal year through January 29, 2009, Sovereign’s common stock was traded on the New York Stock Exchange (“NYSE”) under the symbol “SOV.” As of January 30,2009, all shares of Sovereign common stock were acquired by Santander and delisted from the NYSE, following which there is currently no established public trading market. As of the date of this filing, Santander was the sole holders of the Company common stock.
Market and dividend information for Sovereign’s common stock appear in Item 7 — Table 13 “Selected Consolidated Financial Data” of this Form 10-K. No dividends were paid on Sovereign’s common shares during 2008. In addition, for certain limitations on the ability of Sovereign Bank to pay dividends to Sovereign, see Part I, Item I, “Business Supervision and Regulation — Regulatory Capital Requirements” and Note 15 at Item 8, “Financial Statements and Supplementary Data.” For information regarding Sovereign’s equity compensation plans, see Part III — Item 11, “Equity Compensation Plan Information During and Prior to 2008.”
The table below summarizes the Company’s repurchases of common equity securities during the quarter ended December 31, 2008:

		Average	Total Number of	Maximum Number of
	Total	Price	Shares Purchased as	Shares that may be
	Number of	Paid	Part of Publicly	Purchased Under
	Shares	Per	Announced Plans or	the Plans or
Period	Purchased	Share	Programs (1)	Programs (1)

10/1/08 through 10/31/08	704	$7.46	Not Applicable	19,500,000
11/1/08 through 11/30/08	169	$4.31	Not Applicable	19,500,000
12/1/08 through 12/31/08	720	$2.70	Not Applicable	19,500,000

(1)	Sovereign had three stock repurchase programs in effect that allowed the Company to repurchase up to 40.5 million shares of Company common stock as of December 31, 2008. Twenty one million shares were purchased under these repurchase programs as of December 31, 2008. All of Sovereign’s stock repurchase programs have no prescribed time limit in which to fill the authorized repurchase amount.

Item 6 — Selected Financial Data

	SELECTED FINANCIAL DATA
	AT OR FOR THE YEAR ENDED DECEMBER 31,
	2008	2007	2006	2005	2004
(Dollars in thousands, except per share data)
Balance Sheet Data
Total assets	$77,093,668	$84,746,396	$89,641,849	$63,678,726	$54,489,026
Loans held for investment, net of allowance	54,300,618	56,522,575	54,505,645	43,072,670	36,102,598
Loans held for sale (1)	327,332	547,760	7,611,921	311,578	137,478
Investment securities	10,020,110	15,142,392	14,877,640	12,557,328	11,546,877
Deposits and other customer accounts	48,438,573	49,915,905	52,384,554	37,977,706	32,555,518
Borrowings and other debt obligations	20,816,224	26,126,082	26,849,717	18,720,897	16,140,128
Stockholders’ equity	$5,596,714	$6,992,325	$8,644,399	$5,810,699	$4,988,372
Summary Statement of Operations
Total interest income	$3,923,164	$4,656,256	$4,326,404	$2,962,587	$2,255,917
Total interest expense	2,019,853	2,792,234	2,504,856	1,330,498	819,327

Net interest income	1,903,311	1,864,022	1,821,548	1,632,089	1,436,590
Provision for credit losses (1) (2)	911,000	407,692	484,461	90,000	127,000

Net interest income after provision for credit losses(5)	992,311	1,456,330	1,337,087	1,542,089	1,309,590
Total non-interest income (1) (2)	(818,743)	354,396	285,574	602,664	450,525
General and administrative expenses	1,541,409	1,345,838	1,289,989	1,089,204	942,661
Other expenses (2) (3)	265,793	1,874,600	313,541	163,429	236,232

(Loss)/Income before income taxes	(1,633,634)	(1,409,712)	19,131	892,120	581,222
Income tax provision (benefit) (9)	723,576	(60,450)	(117,780)	215,960	127,670

Net (Loss)/Income	$(2,357,210)	$(1,349,262)	$136,911	$676,160	$453,552

Share Data
Common shares outstanding at end of period (in thousands)	663,946	481,404	473,755	358,018	345,775
Basic (loss)/earnings per share	$(3.98)	$(2.85)	$0.30	$1.77	$1.34
Diluted (loss)/earnings per share	$(3.98)	$(2.85)	$0.30	$1.69	$1.29
Common share price at end of period	$2.98	$11.40	$25.39	$20.59	$21.48
Dividends declared per common share	$—	$.320	$.300	$.170	$.115
Selected Financial Ratios
Book value per common share (4)	$8.14	$14.12	$17.83	$15.46	$13.74
Common dividend payout ratio (5)	N/A	N/A	92.11%	9.02%	8.21%
Return on average assets (6)	(2.99)%	(1.62)%	0.17%	1.11%	.90%
Return on average equity (7)	(31.27)%	(15.40)%	1.82%	11.92%	10.74%
Average equity to average assets (8)	9.55%	10.52%	9.46%	9.34%	8.36%

(1)	Our provisions for credit losses in 2008 and 2007 were negatively impacted by the deterioration in the credit quality of our loan portfolios which was impacted by the weakening of the United States economy as well as declines in residential real estate prices. See additional discussion in Management’s Discussion and Analysis. Non-interest income for 2008 includes a $602 million loss on the sale of our CDO portfolio and a $575 million other-than-temporary impairment charge on FNMA and FHLMC preferred stock and an other-than-temporary impairment charge of $308 million on certain non-agency mortgage backed securities. Non-interest income for 2007 includes a pretax other-than-temporary impairment charge of $180.5 million on FNMA and FHLMC preferred stock.

(2)	In connection with a strategic decision made in the fourth quarter of 2006, management decided to take several steps to improve the profitability and capital position of the Company. The Company decided to sell certain loans including $2.9 billion of low yielding residential real estate and $4.3 billion of correspondent home equity loans whose credit quality had deteriorated significantly in 2006. The proceeds from these sales were utilized to reduce FHLB borrowings and brokered certificate of deposits. In 2006, we recorded charges of $296 million through the provision for credit losses related to the correspondent home equity loan sale and recorded a $28.2 million reduction in mortgage banking revenues as a result of re-classifying these loans to held for sale at December 31, 2006 and carrying the loans at their market value which was less than cost. In the first quarter of 2007, Sovereign recorded and additional charge of $119.9 million on our correspondent home equity loan portfolio. See additional discussion in Management’s Discussion and Analysis. Also in the fourth quarter of 2006, several members of executive management resigned from the Company and approximately 360 employees were notified that their positions were being eliminated. In 2006, Sovereign recorded severance charges of $63.9 million related to these events which was recorded in other expenses. Finally, Sovereign sold approximately $1.5 billion of low yielding investment securities in connection with the restructuring plan. The proceeds from this sale were reinvested in higher yielding securities as they were needed for collateral on certain of our debt and deposit obligations. However, in 2006, we recorded a pre-tax loss of $43 million in connection with this sale which was recorded in non-interest income. Sovereign also recorded investment securities charges of $305.8 million during the second quarter of 2006 which was recorded in non-interest income. See Management’s Discussion and Analysis and Footnotes 6, 7 and 28 to the Consolidated Financial Statements for further discussion.

(3)	2008 results include an impairment charge of $95 million on an equity method investment. The impairment was caused by a decline in 2008 earnings compared to prior years from this investment as well as the expectation that future results will be significantly impacted by the current recessionary environment. 2007 results include a $1.58 billion goodwill impairment charge related to the Company’s Metro New York and Shared Services Consumer reporting units. See Management’s Discussion and Analysis and Footnote 4 to the Consolidated Financial Statements for further discussion.

(4)	Book value per share is calculated using stockholders’ equity divided by common shares outstanding at end of such period.

(5)	Common dividend payout ratio is calculated by dividing total common dividends paid by net income for the period. The ratios for 2008 and 2007 are not applicable due to the net losses recorded during these time periods.

(6)	Return on average assets is calculated by dividing net income by the average balance of total assets for the year.

(7)	Return on average equity is calculated by dividing net income by the average balance of stockholders’ equity for the year.

(8)	Average equity to average assets is calculated by dividing the average balance of stockholders’ equity for the year by the average balance of total assets for the year.

(9)	2008 results were negatively impacted by the establishment of a $1.43 billion valuation allowance against deferred tax assets. Given that Sovereign has recorded significant losses in recent periods and due to the challenging economic conditions anticipated in 2009, the Company concluded that it was more likely than not that the majority of our deferred tax assets would not be realized in future periods on a stand alone basis. This conclusion was made without regards to the anticipated benefits that our pending transaction with Santander will have on the company.

Management’s Discussion and Analysis
Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
EXECUTIVE SUMMARY
Sovereign, is a $77 billion financial institution as of December 31, 2008, with community banking offices, operations and team members located principally in Pennsylvania, Massachusetts, New Jersey, Connecticut, New Hampshire, New York, Rhode Island, and Maryland. Sovereign gathers substantially all of its deposits in these market areas. We use these deposits, as well as other financing sources, to fund our loan and investment portfolios. We earn interest income on our loans and investments. In addition, we generate non-interest income from a number of sources including deposit and loan services, sales of loans and investment securities, capital markets products and bank-owned life insurance. Our principal non-interest expenses include employee compensation and benefits, occupancy and facility-related costs, technology and other administrative expenses. Our volumes, and accordingly our financial results, are affected by the economic environment, including interest rates, consumer and business confidence and spending, as well as the competitive conditions within our geographic footprint. On January 30, 2009, Sovereign was acquired by Santander.
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
We took proactive steps during the second quarter of 2008 to improve our capital position by raising $1.4 billion of common equity and $500 million of subordinated debt at Sovereign Bank. Furthermore, at September 30, 2008, we contributed $800 million of cash from our holding company in order to enhance our Bank’s capital ratios. Our capital position was negatively impacted in the second half of 2008 by the impairment charge on our Fannie Mae and Freddie Mac preferred stock of $575 million, an other than temporary impairment charge of $308 million on certain non-agency mortgage backed securities and the loss on the sale of our entire collateralized debt obligations (“CDO”) portfolio of $602 million combined with higher credit losses due to the continuing negative economic environment. The above items resulted in Sovereign recording a pre-tax loss of $1.6 billion in 2008. In 2007, Sovereign had a $1.3 billion pre-tax loss. As a result, Sovereign was in a cumulative loss position for the past three years and we expect that on a stand alone basis, without any consideration given to the merger transaction with Santander in accordance with U.S. accounting principles, 2009 results would continue to be negatively impacted by the difficult economic credit environment thus making it difficult to generate taxable income in the near term. Therefore, it was determined that on a stand alone basis it was more likely than not that deferred tax assets of $1.43 billion were not realizable and as such a valuation allowance was recorded via a charge to income tax expense. Our tangible common equity to tangible assets and tier 1 leverage for the Parent Company was 2.57% and 5.73% at December 31, 2008 compared to 4.04% and 5.89% at December 31, 2007, respectively. The Bank’s total risk based capital ratio was 10.20% compared to 10.40% a year ago. Our capital levels and ratios are in excess of the levels required to be considered well-capitalized. We continue to strengthen our balance sheet and position the Company for any further weakening in economic conditions by increasing the amount of loan loss reserves on our balance sheet. Reserves for credit losses as a percentage of total loans have increased to 2.10% at December 31, 2008 from 1.28% at December 31, 2007.
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
In the fourth quarter of 2007, we piloted a new retail deposit strategy called “Customer First” in certain markets within our footprint. The goal of Customer First is to increase deposit retention and growth rates and increase the number of products and services our customers maintain and use at Sovereign. Customer First, which is a sales model/methodology that drives consistent team member behavior in each of our 755 community banking offices, was implemented throughout our entire branch network in the first quarter of 2008. Additionally, in the first quarter of 2008, Sovereign hired a senior level executive who reports to our Chief Executive Officer to lead the Company’s Retail Banking Division. We experienced improved productivity within retail banking and improved deposit retention during the first half of 2008. In the third quarter of 2008, we experienced decreases in deposit levels, primarily in high cost money market and certificate of deposit accounts reflecting intense price competition in the marketplace for deposits and the uncertainty of the banking industry. We believe some of the deposit decreases were also due to unprecedented market events such as the failure of Washington Mutual, Inc., which was seized by the FDIC and the accelerated sale of Wachovia Corporation to Wells Fargo & Company. These events as well as other financial institution failures have led to an increase in deposit attrition, particularly for account balances in excess of FDIC insurance limits. We believe that the recent actions by the US government in early October (which included increasing deposit insurance to $250,000 per depositor interest bearing account and unlimited insurance on non-interest bearing accounts) as well as our transaction with Santander, helped the Company reclaim deposits as we were able to increase deposit balances at December 31, 2008 by $5.3 billion from September 30, 2008. Although we grew our total deposits, a large percentage of the growth was in higher cost money market and time deposit accounts which has put pressure on our net interest margin.
Market Conditions and Credit
In 2008, conditions in the housing market continued to deteriorate and there was a significant tightening of available credit in the marketplace. Declining real estate values and financial stress on borrowers resulted in higher delinquencies and greater charge-offs in 2008 compared to 2007. Credit spreads significantly widened on various asset classes in the secondary marketplace which has led to a reduction in liquidity for these asset classes.
These changing market conditions impacted our financial results in 2008 in a number of ways. We continued to see higher levels of losses on our remaining correspondent home equity portfolio due to a reduction in housing values and limited availability of credit in the marketplace which reduced refinancing options for these loan customers. Residential charge-offs totaled $26.2 million in 2008 ($14.0 million of which was related to our Alt-A portfolio which totaled $2.7 billion at December 31, 2008) compared to $7.5 million in 2007. In response to the deteriorating economic conditions and higher credit losses experienced in 2008, Sovereign increased its residential loan loss reserve to $105.8 million or 0.93% of total residential loans at December 31, 2008 compared to $38.3 million or 0.29% at December 31, 2007.

In addition to our residential and Alt-A residential loan portfolios, we saw elevated levels of losses in our auto loan portfolio in 2008. During 2007, Sovereign expanded its indirect auto loan business in the Southeastern and Southwestern United States (“the Southeast and Southwest production offices”). When we decided to expand our auto loan business into the Southeast and Southwest, we expected to see higher levels of losses than what we had historically experienced for our auto loan business in our geographic footprint given that it was a new market and economic conditions were different in these markets as compared to the Northeast. However, we had believed that our pricing was adjusted to consider this expected difference in risk. The Southeast and Southwest production offices experienced significant growth in auto loan balances in 2007. However, credit losses were significantly higher than our expectations and were the primary reasons for additional provisions for credit losses that were recorded in the second half of 2007. Charge-offs on our auto portfolio totaled $175.7 million during 2008 compared to $76.2 million in 2007. Additionally, $115.6 million of these losses were related to the Southeast and Southwest production offices. At December 31, 2008, our total auto loan portfolio was $5.3 billion of which $1.8 billion consisted of loans originated in the Southeast and Southwest production offices. At December 31, 2008 our total allowance for loan losses for the auto portfolio was $140.0 million.
Effective January 31, 2008, Sovereign ceased originating new auto loans from the Southeast and Southwest production offices. In January 2009, Sovereign ceased originating indirect auto loans within its geographic footprint as well. Sovereign has increased its reserves on its auto lending portfolios significantly over the past two years. We believe the additional provisions responds to the increased risk in our auto loan portfolio. However, deterioration in the economy of the regions where we extended these loans could have a significant continued adverse impact on the amount of credit losses we experience in 2009.
In addition to increasing the provision for credit losses for the auto loan and residential mortgage portfolios, Sovereign also increased the provision for credit losses to cover exposures in its commercial portfolio, as well as increased charge-offs. Our commercial reserves as a percentage of commercial loans increased to 2.37% at December 31, 2008, from 1.40% at December 31, 2007. This was due to an increase in the level of criticized and non-performing loans from the prior year and weakening market conditions. Additionally, we recorded additional provisions in 2008 due to growth of $0.6 billion on our commercial real estate and commercial and industrial loan portfolios.
Our total allowance for credit losses as a percentage of total loans increased to 2.10% at December 31, 2008 compared to 1.28% at December 31, 2007. We believe the reserves we have established are adequate to provide for inherent losses in our portfolio at this time. Although the credit quality of our loan portfolio will most likely have the most significant impact on our financial performance in 2009, we believe the recent steps we have taken with regards to our auto loan portfolio will reduce the credit risk in our consumer portfolio. Additionally, in 2008, we curtailed certain commercial lending related to the homebuilding industry which we believe will reduce the risk in our commercial loan portfolio.
The disruption in the residential real estate market also had a significant impact on Fannie Mae (FNMA) and Freddie Mac (FHLMC). On September 7, 2008 the U.S. Treasury, the Federal Reserve and the Federal Housing Finance Agency (FHFA) announced that the FHFA was putting Fannie Mae and Freddie Mac under conservatorship and giving management control to their regulator, the FHFA. In connection with this action, the dividends on our preferred shares were eliminated thereby significantly reducing the value of this investment which resulted in an other than temporary impairment charge we recorded in the third quarter of 2008 of $575 million.
The deteriorating economic conditions also have significantly impacted the fair value of certain non-agency mortgage backed securities. The collateral for these securities consists of residential loans originated by a diverse group of private label issuers. For the period ended December 31, 2008, it was concluded that the Company would not recover all of its outstanding principal on five bonds in our non-agency mortgage backed portfolio with a book value of $654.3 million whose fair value was $346.4 million. This resulted in a $307.9 million other than temporary impairment charge.
Sovereign also has an equity method investment in a multi-family loan broker that was determined to be impaired at December 31, 2008. This broker refers borrowers seeking financing of their multi-family and/or commercial real estate loans to Sovereign as well as other financial institutions. Substantially all of Sovereign’s multi-family loan originations are obtained through this relationship. Although this broker remained profitable in 2008, their earnings have declined from recent periods due to the current economic slowdown. Additionally, we believe earnings in future periods will remain under pressure due to the current recessionary environment. As a result, it was concluded that the fair value of this equity method investment was significantly below its carrying value and as a result recorded an impairment charge of $95 million which was recorded in “Minority interest expense and equity method investments” on the Consolidated Statement of Operations.
RECENT INDUSTRY CONSOLIDATION IN OUR GEOGRAPHIC FOOTPRINT
The banking industry has experienced significant consolidation in recent years, which is likely to continue in future periods. Consolidation may affect the markets in which Sovereign operates as new or restructured competitors integrate acquired businesses, adopt new business practices or change product pricing as they attempt to maintain or grow market share. Recent merger activity involving national, regional and community banks and specialty finance companies in the Northeastern United States, have affected the competitive landscape in the markets we serve. Management continually monitors the environment in which it operates to assess the impact of the industry consolidation on Sovereign, as well as the practices and strategies of our competitors, including loan and deposit pricing, customer expectations and the capital markets.
On January 30, 2009, the Company was acquired by Santander. We believe that the acquisition of the Company by Santander will further strengthen our financial position and enable us to continue to execute our strategy of focusing on our core retail and commercial customers in our geographic footprint.

CURRENT INTEREST RATE ENVIRONMENT
Net interest income represents a significant portion of the Company’s revenues. Accordingly, the interest rate environment has a substantial impact on Sovereign’s earnings. During the third quarter of 2008, we shortened the duration of our investment portfolio in order to mitigate the impact of interest rate changes on the market value of our balance sheet. Sovereign sold $4.2 billion of longer duration mortgage backed securities and $0.5 billion of longer duration municipal securities for a gain of $29.5 million. We reinvested $3.5 billion of these securities in shorter duration agency securities. Although this transaction reduces the risk of adverse market value changes in our available for sale investment portfolio due to changes in interest rates, this action, along with the elimination of the dividends received on our Fannie Mae and Freddie Mac preferred shares and FHLB stock reduced our net interest income in the fourth quarter and will continue to do so in future periods. Net interest margin in future periods will also be impacted by several factors such as but not limited to, our ability to grow and retain core deposits, the future interest rate environment, loan and investment prepayment rates and levels of non-accrual loans. See our discussion of Asset and Liability Management practices in a later section of this MD&A, including the estimated impact of changes in interest rates on Sovereign’s net interest income.
CREDIT RISK ENVIRONMENT
The credit quality of our loan portfolio had a significant impact on our operating results for 2008. We have experienced deterioration in certain key credit quality performance indicators in 2008. We had charge-offs of $477.1 million in 2008 compared to $143.8 million in 2007. Our provision for credit losses was $911.0 million in 2008 compared to $407.7 million in 2007. The increases were driven by deterioration in our consumer and commercial portfolios.
During 2007, Sovereign expanded its indirect auto loan portfolio into the Southeastern and Southwestern United States (“out-of-market loans”). Sovereign originated $2.8 billion of out-of-market loans in 2007 at a weighted average yield of 8.04%. Effective January 31, 2008, Sovereign ceased originating new auto loans from these markets. We also strengthened our underwriting standards in the second half of 2007 on our entire auto loan portfolio. However, losses remained elevated on these portfolios in 2008 as the newly originated loans continue to season and the US economy entered into a recession. Sovereign decided to exit its in footprint indirect auto portfolio and ceased originating these loans in January 2009. For the twelve-month period ended December 31, 2008, net losses on our auto loan portfolio were $175.7 million compared to $76.2 million for the twelve months ending December 31, 2007. Continued deterioration in the economy of the regions where we extended these loans could have a significant adverse impact on the amount of credit losses we experience in future periods. At December 31, 2008, our total auto loan portfolio was $5.3 billion of which $1.8 billion consisted of loans originated in the Southeast and Southwest production offices. At December 31, 2008 our total allowance for loan losses for the auto portfolio was $140.0 million.
As discussed previously, conditions in the housing market significantly impacted various areas of our business. Certain segments of our consumer and commercial loan portfolios have exposure to the housing market. Sovereign has residential real estate loans totaling $11.4 billion at December 31, 2008 of which $2.7 billion is comprised of Alt-A residential loans. Residential loan losses have been increasing since the prior year and actual credit losses on these loans totaled $26.2 million in 2008 compared to $7.5 million in the prior year. Non-performing assets and past due loans have been increasing particularly for the Alt-A portion of the residential portfolio. The increased loss experience and asset quality trends led us to increase our reserves for our residential portfolio. Future losses in our residential loan portfolio will continue to be significantly influenced by home prices in the residential real estate market, unemployment and general economic conditions.
The homebuilder industry also has been impacted by a decline in new home sales and a reduction in the value of residential real estate which has decreased the profitability and liquidity of these companies. Declines in real estate prices in 2008 and 2007 have been the most pronounced in certain states where previous increases were the largest, such as California, Florida and Nevada. Additionally, foreclosures have increased sharply in various other areas due to increasing levels of unemployment. Sovereign provided financing to various homebuilder companies which is included in our commercial loan portfolio. The Company has been working on de-emphasizing this loan portfolio during 2008 which has resulted in it declining to $0.8 billion at December 31, 2008 compared to $1.1 billion a year ago. Approximately eighty five percent of these loans at December 31, 2008 are to builders in our geographic footprint which generally have had more stable economic conditions on a relative basis compared to the national economy. We continue to monitor this portfolio in future periods given recent market conditions and determine the impact, if any, on the allowance for loan losses related to these homebuilder loans.
Sovereign also has $6.5 billion of home equity loans and lines of credit (excluding our correspondent home equity loans). Net charge-offs on these loans for the twelve-month period ended December 31, 2008 was $21.1 million compared with $8.1 million for the corresponding period in the prior year. This portfolio consists of loans with an average FICO at origination of 777 and an average loan to value of 58%. We have total reserves of $39.1 million for this loan portfolio at December 31, 2008.
During 2008, we have continued to experience increases in non-performing assets in our commercial lending and commercial real estate portfolios as a result of worsening credit and economic conditions. Non-performing assets for these portfolios increased to $244.8 million and $319.6 million at December 31, 2008 from $85.4 million and $61.8 million at December 31, 2007. Charge-offs on these portfolios were $169.0 million and $32.8 million in 2008 compared to $34.9 million and $15.5 million in 2007. Given these changes, we increased our allowance for loan losses for these portfolios by approximately $222.8 million and $80.9 million during 2008. This increase was a significant component of our provision for credit losses of $911 million for the twelve-month period ended December 31, 2008. We expect that the difficult housing environment as well as deteriorating economic conditions will continue to impact our commercial lending and commercial real estate portfolios which may result in elevated levels of provisions for credit losses in future periods.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	YEAR ENDED DECEMBER 31,
(Dollars in thousands, except per share data)	2008	2007
Net interest income	$1,903,311	$1,864,022
Provision for credit losses	911,000	407,692
Total non-interest income	(818,743)	354,396
General and administrative expenses	1,541,409	1,345,838
Other expenses	265,793	1,874,600
Net (loss)/income	$(2,357,210)	$(1,349,262)
Basic (loss)/earnings per share	$(3.98)	$(2.85)
Diluted (loss)/earnings per share	$(3.98)	$(2.85)
The major factors affecting comparison of earnings and diluted earnings per share between 2008 and 2007 were:
•	Net interest income increased 2.1% during 2008 due to an expansion in net interest margin to 2.91% from 2.73% a year ago, partially offset by a $3.3 billion decline in earning assets.

•	The increase in provision for credit losses in 2008 is related to the previously mentioned deterioration in our loan portfolios due to the current economic environment.

•	Included in non-interest income:
(1)	Net losses on investment securities of $1.5 billion and $176.4 million in 2008 and 2007, respectively. Our 2008 and 2007 results included other-than-temporary impairment charges of $575.3 million and $180.5 million, respectively, on FNMA and FHLMC preferred stock. Net losses on investment securities in 2008 also included a $602.3 million loss on the sale of our CDO portfolio and a $308 million other-than-temporary impairment charge on non-agency mortgage backed securities. See Note 6 for additional details.

(2)	An increase in capital markets revenues of $43.1 million due to charges of $46.9 million related to customers who defaulted on repurchase agreements and other financing obligations during 2007.

(3)	An increase in mortgage banking revenues in 2008 of $54.6 million due to a $119.9 million lower of cost or market adjustment related to the previously mentioned correspondent home equity loan transactions in the first quarter of 2007. Mortgage banking revenues included a $47.3 million residential MSR impairment in 2008 due to increased prepayment speed assumptions due to lower market interest rates.
•	Increases in general and administrative expenses in 2008 were due primarily to increased cash based compensation of $87.9 million, which included severance charges of $11.1 million and a reduction in workforce severance charges of $15.8 million. REO and loan expenses also increased $17.6 million as a result of deteriorating credit conditions. Marketing expense increased $22.9 million due to the Customer First initiative during 2008 as well as advertising campaigns incurred in the fourth quarter of 2008 to reclaim deposits lost at the end of the third quarter and related to the Santander transaction. Additionally, deposit insurance premiums increased $28.5 million due to FDIC regulations to implement the Reform Act.

•	Other expenses have decreased due primarily to non-deductible goodwill impairment charges of $943 million in our Metro New York reporting unit and $634 million in our Shared Services Consumer reporting unit in 2007. See Note 4 for additional details on this charge. Sovereign also recorded restructuring and ESOP termination charges of $102.1 million in 2007. 2008 results included an impairment charge of $95 million on our equity method investments. See Note 1 for details.

•	Sovereign recorded an income tax expense of $723.6 million in 2008 compared to a benefit of $60.5 million in 2007. As previously discussed 2008 results included a valuation allowance of $1.43 billion due to the conclusion that it was more likely than not that our deferred tax assets were not realizable on a stand alone basis. 2007 tax results were significantly impacted by the aforementioned significant charges which magnified the impact of our favorable permanent tax-free items. See a later section of the MD&A for further discussion.

Net Interest Income. Net interest income for 2008 was $1.90 billion compared to $1.86 billion for 2007, or an increase of 2.1%. The increase in net interest income in 2008 was due to the reduction in market rates which reduced our deposit and borrowing costs in excess of reductions in yields on earning assets since we are liability sensitive.
Interest on investment securities and interest-earning deposits was $584 million for 2008 compared to $792 million for 2007. In connection with management’s plan that was announced at the end of 2006, Sovereign has been focused on reducing the size of its investment portfolio as a percentage of total assets. Our average investment portfolio declined by $2.5 billion during 2008 to 14.9% of our total average assets in 2008 compared to 17% in 2007. Additionally, the Company has been working on reducing the duration of its investment portfolio to reduce interest rate risk. The average life of our investment portfolio has declined to 4.62 years at December 31, 2008 compared to 5.24 years at December 31, 2007. Reducing the average life of our investment portfolio has negatively impacted the overall yield on this asset class; however, it reduces the impact that changes in interest rates have on the market value of our balance sheet.
Interest on loans was $3.34 billion and $3.86 billion for 2008 and 2007, respectively. The average balance of loans was $57.5 billion with an average yield of 5.84% for 2008 compared to an average balance of $58.0 billion with an average yield of 6.69% for 2007. The decrease in average yields year to year is due primarily to decreased yields on our commercial loan portfolios which is due to decreases in the one-month and three-month LIBOR rates throughout 2008. At December 31, 2008, approximately 31% of our total loan portfolio reprices monthly or more frequently.
Interest on total deposits was $952 million for 2008 compared to $1.63 billion for 2007. The average balance of deposits was $40.3 billion with an average cost of 2.36% for 2008 compared to an average balance of $44.4 billion with an average cost of 3.67% for 2007. Additionally, the average balance of non-interest bearing deposits increased to $6.5 billion in 2008 from $6.4 billion in 2007. The decrease in interest expense is due to the impact of Fed rate cuts in 2008. The decrease in the average balance of deposits was primarily due to a decision to de-emphasize non-core wholesale deposits.
Interest on borrowings and other debt obligations was $1.07 billion for 2008 compared to $1.16 billion for 2007. The average balance of total borrowings and other debt obligations was $22.7 billion with an average cost of 4.70% for 2008 compared to an average balance of $22.2 billion with an average cost of 5.24% for 2007. The decrease in the cost of funds on borrowings and other debt obligations resulted principally from the lower rates on short-term sources of funding including repurchase agreements and overnight FHLB advances due to an increase in short-term interest rates. Part of the increase in average balances is the result of the issuance of $1.6 billion of senior unsecured debt in December 2008 under the FDIC’s Temporary Liquidity Guarantee Program (“TLG Program”), which consisted of $1.35 billion in 3 year fixed rate unsecured notes at 2.75% issued by the Bank and $250 million in 3.5 year fixed rate senior unsecured notes at 2.5% issued by Sovereign. This debt is backed by the full faith and credit worthiness of the U.S. government. In order to obtain this guarantee, an upfront payment of $41.5 million and $8.7 million was made to the FDIC. These amounts were deferred and are being amortized over the contractual life of the debt. This cost, along with other transaction costs and a slight discount on the issuance of these notes results in these borrowings having an effective rate of 3.92% and 3.73%, respectively.

Table 1 presents a summary on a tax equivalent basis of Sovereign’s average balances, the yields earned on average assets and the cost of average liabilities for the years indicated (in thousands):
Table 1: Net Interest Margin

YEAR ENDED DECEMBER 31,
2008	2007	2006
Average	Yield/	Average	Yield/	Average	Yield/
Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Interest-earning deposits	$256,268	$4,285	1.67%	$307,596	$16,562	5.38%	$285,382	$13,897	4.87%
Investment securities(1)
Available for sale	10,498,218	621,906	5.92	12,971,273	804,025	6.20	11,217,296	658,966	5.87
Held to maturity	—	—	—	—	—	—	2,248,565	125,886	5.60
Other	930,926	23,786	2.56	901,197	51,645	5.73	849,040	51,414	6.06

Total investments	11,685,412	649,977	5.56	14,180,066	872,232	6.15	14,600,283	850,163	5.82
Loans:
Commercial loan	27,501,518	1,560,936	5.68	25,422,607	1,823,144	7.17	20,833,022	1,489,484	7.15
Multi-family	4,628,080	275,504	5.95	4,657,978	296,126	6.36	3,612,737	224,290	6.21
Consumer:
Residential mortgage	12,234,402	687,691	5.62	14,525,467	825,685	5.68	15,770,676	888,546	5.63
Home equity loans and lines of credit	6,509,952	367,645	5.65	6,868,727	469,760	6.84	10,119,375	654,760	6.47

Total consumer loans secured by real estate	18,744,354	1,055,336	5.63	21,394,194	1,295,445	6.06	25,890,051	1,543,306	5.96

Auto loans	6,308,417	440,309	6.98	6,187,487	433,172	7.00	4,457,932	266,806	5.98
Other	303,131	23,136	7.63	360,486	31,248	8.67	452,029	37,201	8.23

Total Consumer	25,355,902	1,518,781	5.99	27,942,167	1,759,865	6.30	30,800,012	1,847,313	6.00

Total loans	57,485,500	3,355,221	5.84	58,022,752	3,879,135	6.69	55,245,771	3,561,087	6.45

Allowance for loan losses	(836,217)	—	—	(533,263)	—	—	(489,775)	—	—

Net loans(1)(2)	56,649,283	3,355,221	5.92	57,489,489	3,879,135	6.75	54,755,996	3,561,087	6.50

Total interest-earning assets	68,334,695	4,005,198	5.86	71,669,555	4,751,367	6.63	69,356,279	4,411,250	6.36
Non-interest-earning assets	10,347,204	—	—	11,646,477	—	—	10,139,116	—	—

Total assets	$78,681,899	$4,005,198	5.09%	$83,316,032	$4,751,367	5.70%	$79,495,395	$4,411,250	5.55%

Interest-bearing liabilities:
Deposits:
Retail and commercial deposits	$31,253,414	$744,856	2.38%	$31,228,313	$968,509	3.10%	$28,083,633	$711,033	2.53%
Wholesale deposits	3,529,553	89,404	2.53	6,751,606	357,603	5.29	7,809,654	404,648	5.18
Government deposits	3,181,711	81,288	2.55	3,826,924	193,066	5.05	3,632,773	182,046	5.01
Customer repurchase agreements	2,346,152	36,040	1.54	2,545,304	108,137	4.25	1,639,453	74,470	4.54

Total deposits	40,310,830	951,588	2.36	44,352,147	1,627,315	3.67	41,165,513	1,372,197	3.33

Total borrowings and other debt obligations	22,740,672	1,068,265	4.70	22,247,100	1,164,919	5.24	23,377,692	1,132,659	4.85

Total interest bearing liabilities	63,051,502	2,019,853	3.20	66,599,247	2,792,234	4.19	64,543,205	2,504,856	3.88
Non-interest-bearing DDA	6,548,894	—	—	6,386,359	—	—	6,020,184	—	—
Non-interest-bearing liabilities	1,563,748	—	—	1,568,869	—	—	1,412,368	—	—

Total liabilities	71,164,144	2,019,853	2.84	74,554,475	2,792,234	3.75	71,975,757	2,504,856	3.48
Stockholders’ equity	7,517,755	—	—	8,761,557	—	—	7,519,638	—	—

Total liabilities and stockholders’ equity	$78,681,899	$2,019,853	2.57%	$83,316,032	$2,792,234	3.35%	$79,495,395	$2,504,856	3.15%

Net interest spread(3)	2.66%	2.44%	2.48%

Taxable equivalent interest income/net interest margin	1,985,345	2.91%	1,959,133	2.73%	1,906,394	2.75%

Tax equivalent basis adjustment	(82,032)	(95,111)	(84,846)

Net interest income	$1,903,311	$1,864,022	$1,821,548

Ratio of interest-earning assets to interest-bearing liabilities	1.08	x	1.08	x	1.07	x

(1)	The average balance of our non-taxable investment securities for the year-ended December 31, 2008, 2007 and 2006 were $2.5 billion, $3.1 billion and $2.9 billion, respectively. Tax equivalent adjustments to interest on investment securities available for sale for the years ended December 31, 2008, 2007 and 2006 were $66.0 million, $80.5 million and $75.4 million, respectively. Tax equivalent adjustments to loans for the years ended December 31, 2008, 2007 and 2006, were $16.0 million, $14.7 million and $9.5 million, respectively. Tax equivalent interest income is based upon an effective tax rate of 35%.

(2)	Amortization of premiums and discounts on purchased loans and amortization of deferred loan fees, net of origination costs, of $2.8 million, $14.1 million and $97.6 million for the years ended December 31, 2008, 2007 and 2006, respectively, are included in interest income. Average loan balances include non-accrual loans and loans held for sale.

(3)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

Table 2 presents, on a tax equivalent basis, the relative contribution of changes in volumes and in rates to changes in net interest income for the periods indicated. The change in interest income not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):
Table 2: Volume/Rate Analysis

	YEAR ENDED DECEMBER 31,
	2008 VS. 2007			2007 VS. 2006
	INCREASE/(DECREASE)			INCREASE/(DECREASE)
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Interest-earning deposits	$(2,392)	$(9,885)	$(12,277)	$1,130	$1,535	$2,665
Investment securities available for sale	(147,782)	(34,337)	(182,119)	107,239	37,820	145,059
Investment securities held to maturity				(62,943)	(62,943)	(125,886)
Investment securities other	1,651	(29,510)	(27,859)	3,068	(2,837)	231
Net loans(1)	(55,954)	(467,960)	(523,914)	182,149	135,899	318,048

Total interest-earning assets			(746,169)			340,117

Interest-bearing liabilities:
Deposits	(137,518)	(538,209)	(675,727)	110,871	144,246	255,117
Borrowings	25,373	(122,027)	(96,654)	(56,435)	88,696	32,261

Total interest-bearing liabilities			(772,381)			287,378

Net change in net interest income	$(92,332)	$118,544	$26,212	$176,207	$(123,468)	$52,739

(1)	Includes non-accrual loans and loans held for sale.
Provision for Credit Losses. The provision for credit losses is based upon actual credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimation of losses inherent in the current loan portfolio. The provision for credit losses for 2008 was $911.0 million compared to $407.7 million for 2007. The provision in 2008 was impacted by the following items discussed below.
During 2008, we have continued to experience increases in non-performing assets in our commercial lending and commercial real estate portfolios. Non-performing assets for these portfolios increased to $244.8 million and $319.6 million at December 31, 2008 from $85.4 million and $61.8 million at December 31, 2007. Charge-offs on these portfolios were $169.0 million and $32.8 million in 2008 compared to $34.9 million and $15.5 million in 2007. Given these changes, we increased our allowance for loan losses for these portfolios by approximately $222.8 million and $80.9 million during 2008. This increase was a significant component of our provision for credit losses of $911 million for the twelve-month period ended December 31, 2008. A large portion of these increases is tied to companies that are in housing related industries. We have decreased the amount of loan originations to these borrower types in 2008; however, we expect that the difficult housing environment as well as deteriorating economic conditions will continue to impact our commercial lending and commercial real estate portfolios which may result in elevated levels of provisions for credit losses in future periods.
It was determined during 2008 that the U.S. economy entered into a recession in December 2007. When we established our allowance for loan loss at the end of 2007 we anticipated that economic conditions would continue to weaken. However, the contraction in the U.S. economy in the latter half of 2008 has been at a pace not seen in approximately 30 years. This harsh environment further depressed asset values and led to increases in unemployment which are anticipated to continue into 2009. Net charge offs increased substantially in 2008 to $477.1 million from $143.8 million. Given the current and anticipated economic weakness, Sovereign increased its provision for credit losses by $503 million from the prior year. Our allowance for credit losses to total loans coverage ratio now stands at 2.10% which is a historically high level for the company. Further instability in residential real estate prices and increases in unemployment particularly within our geographic footprint may lead to continued elevated levels of provisions for credit losses in future periods.
Our provision for credit losses in 2007 was impacted by the following items discussed below.
During 2007, Sovereign’s outstanding auto loan portfolio increased from $4.8 billion at December 31, 2006 to $7.0 billion at December 31, 2007. The majority of this growth was obtained through the Southwest and Southeast production offices, which had total originations of $2.8 billion in 2007. The average yield on this portfolio was 8.04%, compared to 7.61% on our 2007 loan originations within our geographic footprint. Although credit losses were expected to be higher in the Southeast and Southwest, we saw an increase in losses during the second half of 2007 in excess of what was expected. Management decided to cease originations in the Southeast and Southwest auto lending business effective January 31, 2008 as a result of the low profitability on these loans. We increased the overall allowance for loan loss on the auto loan portfolio by $85 million during the second half of 2007 to provide for additional credit losses anticipated to be incurred on our auto loan portfolio.

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
The ratio of net loan charge-offs to average loans, including loans held for sale, was 0.83% for 2008, compared to 0.25% for 2007. The consumer loans secured by real estate net charge-off rate was 0.36% for 2008, compared to 0.07% for 2007. The consumer loans not secured by real estate (primarily auto loans) net charge-off rate was 2.80% for 2008 and 1.19% for 2007. Commercial loan net charge-offs as a percentage of average commercial loans were 0.70% for 2008, compared to 0.20% for 2007. Charge-off trends for our entire portfolio have been increasing throughout 2008 and were 1.32% in the fourth quarter.
Table 3 presents the activity in the allowance for credit losses for the years indicated (in thousands):
Table 3: Reconciliation of the Allowance for Credit Losses

	2008	2007	2006	2005	2004
Allowance for loan losses, beginning of period	$709,444	$471,030	$419,599	$391,003	$315,790
Allowance acquired in acquisitions	—	—	97,824	28,778	64,105
Provision for loan losses (2)	874,140	394,646	487,418	89,501	121,391
Allowance released in connection with loan sales or securitizations	(3,745)	(12,409)	(4,728)	(8,010)	—
Charge-offs:
Commercial	238,470	65,670	56,916	40,935	77,499
Consumer secured by real estate	75,978	26,809	463,902	24,125	12,219
Consumer not secured by real estate	277,266	126,385	73,958	71,906	63,530

Total charge-offs (1)	591,714	218,864	594,776	136,966	153,248
Recoveries:
Commercial	13,378	15,187	14,097	13,100	12,825
Consumer secured by real estate	9,027	11,193	9,933	7,085	5,395
Consumer not secured by real estate	92,223	48,661	41,663	35,108	24,745

Total recoveries	114,628	75,041	65,693	55,293	42,965

Charge-offs, net of recoveries	477,086	143,823	529,083	81,673	110,283

Allowance for loan losses, end of period	$1,102,753	$709,444	$471,030	$419,599	$391,003

Reserve for unfunded lending commitments, beginning of period	28,301	15,255	18,212	17,713	12,104
Provision for unfunded lending commitments (2)	36,860	13,046	(2,957)	499	5,609

Reserve for unfunded lending commitments, end of period (3)	65,161	28,301	15,255	18,212	17,713

Total Allowance for credit losses	$1,167,914	$737,745	$486,285	$437,811	$408,716

Net charge-offs to average loans (1)	.83%	.25%	.96%	.20%	.36%

(1)	The 2006 consumer secured by real estate charge-offs included $389.6 million of charge-offs or 71 basis points related to the lower of cost or market valuation adjustment recorded for the correspondent home equity loans ($382.5 million) and purchased residential mortgage loans ($7.1 million) that were classified as held for sale at December 31, 2006.

(2)	The provision for credit losses on the consolidated statement of operations consists of the sum of the provision for loan losses and the provision for unfunded lending commitments.

(3)	The reserve for unfunded commitments is classified in other liabilities on the consolidated balance sheet.
See Note 1 for Sovereign’s charge-off policy with respect to its various loan types.

Non-interest Income/(Loss). Total non-interest income/(loss) was $(818.7) million for 2008 compared to $354.4 million for 2007. Several factors contributed to this change as discussed below.
Consumer banking fees were $312.6 million for 2008 compared to $295.8 million in 2007. This increase was primarily due to an increase of $15.2 million in deposit fees as we were able to implement certain pricing changes and reduced the amount of fee waivers granted to our customers. Commercial banking fees were $213.9 million for 2008 compared to $202.3 million in 2007. This increase of 5.8% was due to growth in average commercial loans which increased 8.2% in 2008.
Mortgage banking results consist of fees associated with servicing loans not held by Sovereign, as well as amortization and changes in the fair value of mortgage servicing rights. Mortgage banking results also include gains or losses on the sales of mortgage, home equity loans and lines of credit and multi-family loans and mortgage-backed securities that were related to loans originated or purchased and held by Sovereign, as well as gains or losses on mortgage banking derivative and hedging transactions. Mortgage banking revenues had a net loss of $13.2 million for 2008 compared to a net loss of $67.8 million for 2007. The 2008 net loss was driven by a residential mortgage servicing rights impairment charge due to increased prepayment speed assumptions at year end from lower market interest rates. The 2007 net loss was due to charges related to the sale of our correspondent home equity portfolio. The table below summarizes the components of net mortgage banking revenues (in thousands):

	Twelve-months ended December 31,
	2008	2007
Impairments to mortgage servicing rights	$(47,342)	$(1,415)
Impairments to multi-family servicing rights	(5,916)	—
Residential mortgage and multi-family servicing fees	50,002	42,197
Amortization of mortgage and multi-family servicing rights	(36,259)	(36,806)
Net gains under SFAS 133	6,205	51
Net gain recorded on commercial mortgage backed securitization	—	4,475
Gain on sales of mortgages	18,985	18,295
Gain on sales of multi-family loans	1,099	26,203
Loss related to correspondent home equity portfolio	—	(120,792)

Total	$(13,226)	$(67,792)

During 2008, Sovereign sold $2.6 billion of multi-family loans and recorded gains of $1.1 million in connection with the sales compared to $3.7 billion of multi-family loans and related gains of $26.2 million in 2007. Current year results were negatively impacted by increases to recourse reserve levels of $19.7 million in the latter half of the year. In 2008 and 2007, Sovereign sold $3.2 billion and $3.1 billion of mortgage loans and recorded gains of $19.0 million and $18.3 million, respectively.
In 2007, Sovereign securitized $687.7 million and $327.0 million of multi-family and commercial real estate loans, respectively and retained certain subordinated certificates in this transaction. In connection with the $1.0 billion securitization, Sovereign recorded a net gain of $10.5 million. This gain was determined based on the carrying amount of the loans sold, including any related allowance for loan loss, and was allocated to the loans sold and the retained interests, based on their relative fair values at the sale date. Additionally, Sovereign recorded hedge losses of $7.8 million during 2007 related to certain multi-family and commercial real estate loans held for sale.
At December 31, 2008, Sovereign serviced approximately $13.1 billion of residential mortgage loans for others and our net mortgage servicing asset was $112.5 million, compared to $11.2 billion of loans serviced for others and a net residential mortgage servicing asset of $141.1 million, at December 31, 2007. The most important assumptions in the valuation of mortgage servicing rights are anticipated loan prepayment rates (CPR speed) and the positive spread we receive on holding escrow related balances. Increases in prepayment speeds (which are generally driven by lower long term interest rates) result in lower valuations of mortgage servicing rights, while lower prepayment speeds result in higher valuations. The escrow related credit spread is the estimated reinvestment yield earned on the serviced loan escrow deposits. Increases in escrow related credit spreads result in higher valuations of mortgage servicing rights while lower spreads result in lower valuations. For each of these items, Sovereign must make assumptions based on future expectations. All of the assumptions are based on standards that we believe would be utilized by market participants in valuing mortgage servicing rights and are consistently derived and/or benchmarked against independent public sources. Additionally, an independent appraisal of the fair value of our mortgage servicing rights is obtained at least annually and is used by management to evaluate the reasonableness of our discounted cash flow model. For 2008, Sovereign recorded mortgage servicing right impairment charges of $47.3 million due to an increase in prepayment speed assumptions and changes in interest rates compared to impairment charges of $1.4 million in 2007.
     Listed below are the most significant assumptions that were utilized by Sovereign in its evaluation of mortgage servicing rights for the periods presented.

	December 31, 2008	December 31, 2007	December 31, 2006
CPR speed	29.65%	14.70%	14.23%
Escrow credit spread	4.35%	5.12%	4.85%
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

Sovereign originates and sells multi-family loans in the secondary market to Fannie Mae while retaining servicing. Under the terms of the sales program with Fannie Mae, we retain a portion of the credit risk associated with such loans. As a result of this agreement with Fannie Mae, Sovereign retains a 100% first loss position on each multi-family loan sold to Fannie Mae under such program until the earlier to occur of (i) the aggregate losses on the multi-family loans sold to Fannie Mae reaching the maximum loss exposure for the portfolio as a whole ($249.8 million as of December 31, 2008) or (ii) until all of the loans sold to Fannie Mae under this program are fully paid off. The maximum loss exposure is available to satisfy any losses on loans sold in the program subject to the foregoing limitations.
The Company has established a liability which represents the fair value of the retained credit exposure. This liability represents the amount that the Company estimates that it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon an industry-based default curve with a range of estimated losses. At December 31, 2008, Sovereign had a $38.3 million liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae under this sales program.
At December 31, 2008 and December 31, 2007, Sovereign serviced $13.0 billion and $10.9 billion, respectively, of loans for Fannie Mae that had been sold to Fannie Mae pursuant to this program with a maximum potential loss exposure of $249.8 million and $206.8 million, respectively. As a result of retaining servicing, the Company had loan servicing assets of $14.7 million and $20.4 million at December 31, 2008 and 2007, respectively. Sovereign recorded servicing asset amortization of $7.7 million and $10.7 million related to the multi-family loans sold to Fannie Mae for 2008 and recognized servicing assets of $5.7 million.
Capital markets revenues increased to $23.8 million for 2008 compared to a net loss of $19.3 million in 2007. In 2007, we recorded charges of $46.9 million within capital markets revenue related to losses on repurchase agreements and other financing obligations that Sovereign provided to a number of mortgage companies who declared bankruptcy and/or defaulted on their agreements. These mortgage companies were impacted by adverse developments in the non-prime sector. The repurchase agreements and other financing obligations were secured by rated and non-rated investment securities and/or mortgage loans. The charge Sovereign recorded on the repurchase agreements and other financing obligations was necessary since the value of the underlying collateral was less than the outstanding amount of the repurchase agreement.
Income related to bank owned life insurance decreased to $76.0 million for 2008 compared to $85.9 million in 2007. This $9.9 million, or 11.5% decrease, was due to decreased death benefits in 2008 as well as lower interest rates received on our insurance policies.
Net losses on investment securities were $1.5 billion for 2008, compared to $176.4 million for 2007. Included in 2008 was an other-than-temporary impairment charge of $575 million on FNMA and FHLMC preferred stock, an other-than-temporary impairment charge of $308 million on certain non-agency mortgage backed securities and a $602 million loss on the sale of our CDO portfolio. On September 7, 2008, the U.S. Department of the Treasury, the Federal Reserve and the Federal Housing Finance Agency (FHFA) announced that the FHFA was putting Fannie Mae and Freddie Mac under conservatorship and giving management control to their regulator, the FHFA. In connection with this action, the dividends on our preferred shares were eliminated thereby significantly reducing the value of our investment. During the third quarter of 2008, Sovereign, in order to reduce risk in its investment portfolio, decided to sell its entire CDO portfolio. This portfolio had experienced significant volatility over the past year as a result of conditions in the credit markets. Finally, in the fourth quarter of 2008, it was determined that a principal loss on certain non-agency mortgage backed securities was likely which resulted in an other than temporary impairment charge. See Note 6 for further discussion and analysis of our determination that the unrealized losses in the investment portfolio at December 31, 2008 were considered temporary. In the first quarter of 2008, we recorded net cash proceeds of $14.1 million on the mandatory redemption of approximately half of our Visa Initial Public Offering (IPO) shares. Our remaining Visa shares are required to be held for 3 years pending settlement of other possible litigation that Visa and its member banks are exposed to. These shares are required to be valued at their historical cost of $0. In March 2011, we will no longer have any restrictions on these shares.
General and Administrative Expenses. Total general and administrative expenses were $1.54 billion for 2008 compared to $1.35 billion in 2007, or an increase of 14.5%. The increase in 2008 is primarily related to increases of $101.4 million, $28.5 million and $22.9 million in compensation and benefits, deposit insurance premiums and marketing expenses, respectively. Compensation costs were negatively impacted by severance charges of $25.8 million. Deposit insurance premiums were negatively impacted by increased assessments from the FDIC to replenish the agencies insurance reserve fund and marketing costs were higher than the prior year for deposit gathering initiatives throughout 2008 as well as adverting associated with the Santander acquisition of Sovereign. At December 31, 2008, Sovereign had total employees of 11,634 compared to 11,976 in 2007, a 2.8% decrease. Sovereign’s efficiency ratio, (all general and administrative expenses as a percentage of net interest income and total fees and other income) for 2008 was 60.7% compared to 56.2% for 2007.
Other Expenses. Total other expenses were $265.8 million for 2008 compared to $1.9 billion for 2007. In 2007, we recorded a $1.58 billion goodwill impairment charge related to the Company’s Metro New York and Consumer reporting units. See Note 4 for details on this impairment charge. Other expenses included amortization expense of core deposit intangibles of $103.6 million for 2008 compared to $126.7 million for 2007. This decrease is due to decreased core deposit intangible amortization expense on previous acquisitions. In 2008, Sovereign recorded legal and investment advisory fees of $12.8 million related to Santander’s acquisition of Sovereign. Additionally, in 2008, Sovereign recorded a $95 million charge related to an equity method investment as it was determined that this investment’s fair value was significantly below its cost. In 2007, Sovereign recorded restructuring charges of $62.0 million which was associated with executive and other employee severance arrangements and other restructuring charges activities. See Note 29 for details on these charges.
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
Other expense related to equity method investments includes an investment that Sovereign has in a synthetic fuel partnership that generates Section 29 tax credits for the production of fuel from a non-conventional source (“the Synthetic Fuel Partnership”). Reductions in the investment value and our allocation of the partnership’s earnings or losses totaled $26.2 million for 2007 and is included as expense in the line “Minority interest expense and equity method investment expense” in our consolidated statement of operations, while the alternative energy tax credits we received were included as a reduction of income tax expense. This investment matured at the end of 2007; therefore, Sovereign did not incur any expenses or receive any tax credits related to the Synthetic Fuel Partnership in 2008.

Income Tax Expense/(Benefit). Sovereign recorded a provision of $723.6 million for 2008 compared to a benefit of $60.5 million for 2007. The effective tax rate for 2008 was 44.3% compared to (4.3)% for 2007. Current year provision levels were negatively impacted by the previously discussed valuation allowance on deferred taxes. See Note 18 for a reconciliation of our effective tax rate to the statutory federal rate of 35%.
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
Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. Sovereign reviews its tax balances quarterly and as new information becomes available, the balances are adjusted, as appropriate. The Company is subject to ongoing tax examinations and assessments in various jurisdictions. The Internal Revenue Service (the “IRS”) recently examined the Company’s federal income tax returns for the years 2002 through 2005. The IRS completed this review in 2008. Included in this examination cycle are two separate financing transactions with an international bank totaling $1.2 billion. As a result of these transactions, Sovereign was subject to foreign taxes of $154.0 million during the years 2003 through 2005 and claimed a corresponding foreign tax credit for foreign taxes paid during those years. In 2006 and 2007, Sovereign was subject to an additional $87.6 million and $22.5 million, respectively, of foreign taxes related to these financing transactions and claimed a corresponding foreign tax credit. The IRS issued a notification of adjustment disallowing the foreign tax credits taken in 2003-2005 in the amount of $154.0 million related to these transactions; disallowing deductions for issuance costs and interest expense related to the transaction which would result in an additional tax liability of $24.9 million; and assessed interest and penalties, the combined amount of which totaled approximately $71.0 million. In addition, the IRS has commenced its audit for the years 2006 and 2007. We expect that in the future the IRS will propose to disallow the foreign tax credits taken in 2006 and 2007 of $87.6 million and $22.5 million, respectively; disallow deductions for issuance costs and interest expense which would result in an additional tax liability of $37.1 million; and to assess interest and penalties. Sovereign expects that it will need to litigate this matter with the IRS. Sovereign continues to believe that it is entitled to claim these foreign tax credits and deductions and also believes that its recorded tax reserves for this position of $58.3 million adequately provides for any potential exposure to the IRS related to this item and other tax assessments. However, as the Company continues to go through the IRS administrative process, and if necessary litigation, we will continue to evaluate the appropriate tax reserve levels for this position and any changes made to the tax reserves may materially affect Sovereign’s income tax provision, net income and regulatory capital in future periods.
Line of Business Results. Segment results are derived from the Company’s business unit profitability reporting system by specifically attributing managed balance sheet assets, deposits and other liabilities and their related interest income or expense. Funds transfer pricing methodologies are utilized to allocate a cost for funds used or a credit for funds provided to business line deposits, loans and selected other assets using a matched funding concept. The provision for credit losses recorded by each segment is based on the net charge-offs of each line of business. The difference between the provision for credit losses recognized by the Company on a consolidated basis and the provision recorded by the business lines at the time of charge-off is allocated to each business line based on a risk profile of their loan portfolio. Other income and expenses directly managed by each business line, including fees, service charges, salaries and benefits, and other direct expenses as well as certain allocated corporate expenses are accounted for within each segment’s financial results. Where practical, the results are adjusted to present consistent methodologies for the segments. Accounting policies for the lines of business are the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business.
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
As a result of the changes discussed above, Sovereign now has four reportable segments. The Company’s segments are focused principally around the customers Sovereign serves. The Retail Banking Division is primarily comprised of our branch locations. Our branches offer a wide range of products and services to customers and each attracts deposits by offering a variety of deposit instruments including demand and NOW accounts, money market and savings accounts, certificates of deposits and retirement savings plans. Our branches also offer certain consumer loans such as home equity loans and other consumer loan products. The Corporate Specialties Group segment is primarily comprised of mortgage banking, multi-family and national commercial real estate lending, automobile dealer floor plan lending group and indirect automobile lending. It also provides capital market services and cash management services to our customers. The Commercial Lending segment provides the majority of Sovereign’s commercial lending platforms such as commercial real estate loans, commercial industrial loans, leases to commercial customers and small business loans. The Other segment includes earnings from the investment portfolio, interest expense on Sovereign’s borrowings and other debt obligations, minority interest expense, amortization of intangible assets and certain unallocated corporate income and expenses. For additional discussion of these business lines and the Company’s related accounting policies, see Note 27 of the Notes to the Consolidated Financial Statements.

The Retail Banking Division’s net interest income decreased $183.2 million to $1.04 billion in 2008. The decrease in net interest income was principally due to margin compression on a matched funded basis due to the recent Federal Reserve interest rate cuts which have reduced the spreads that our Retail Banking Division receives on their deposits. The net spread on a match funded basis for this segment was 2.23% in 2008 compared to 2.61% in 2007. The average balance of Retail Banking Division’s loans was $6.5 billion and $5.7 billion during 2008 and 2007, respectively. The average balance of deposits was $41.1 billion in 2008 compared to $42.2 billion in 2007. The provision for credit losses increased in 2008 to $93.4 million from $33.6 million in 2007 due to increased net loan charge-offs in 2008. General and administrative expenses (including allocated corporate and direct support costs) increased from $1.07 billion for 2007 to $1.10 billion for 2008. The increase in general and administrative expenses is due to increased marketing and deposit insurance premiums of $21.2 million and $26.4 million, respectively. The increase in deposit insurance premiums was due to the FDIC assessments on deposits that began in 2008 and the increase in marketing costs was related to the roll out of our “Customer First” initiative in the first half of 2008 as well as targeted campaigns in the fourth quarter of 2008 to reclaim deposits lost at the end of the third quarter.
The Corporate Specialty Group segment net interest income decreased $54.2 million to $385.1 million in 2008. The decrease in net interest income was principally due to the reduction in our loan portfolio. The net spread on a match funded basis for this segment was 1.31% in 2008 compared to 1.36% in 2007. The average balance of Corporate Specialty Group loans was $28.5 billion and $31.8 billion during 2008 and 2007, respectively. The average balance of deposits was $1.5 billion in 2008 compared to $1.4 billion in 2007. The increase in fees and other income of $80.7 million to $39.4 million for 2008 was primarily generated by increased mortgage banking revenues which was primarily due to the previously mentioned charge of $119.9 million on our correspondent home equity loan portfolio in 2007. The provision for credit losses increased in 2008 to $403.5 million from $253.0 million in 2007 due primarily to a higher level of losses on our indirect auto portfolio particularly related to out-of-market auto loans. Credit losses in this segment were much higher than anticipated due primarily to auto loans that were originated by our Southeast and Southwest production offices. General and administrative expenses (including allocated corporate and direct support costs) increased from $172.5 million for 2007 to $183.0 million for 2008. The net loss before income taxes for the Corporate Specialty Group segment decreased from a loss of $662.0 million in 2007 to a loss of $182.2 million in 2008 due to the $634 million goodwill impairment charge attributable to this segment in 2007.
The Commercial Lending segment net interest income increased $88.4 million to $520.1 million for 2008 compared to 2007 due to growth in our commercial loan portfolios due to our emphasis on this asset class and a de-emphasis on wholesale residential loans, investment securities and other lower yielding asset classes. The average balance of Commercial Lending segment loans was $22.3 billion in 2008 versus $20.4 billion during 2007. The net spread on a match funded basis for this segment was 2.36% in 2008 compared to 2.25% in 2007. Fees and other income have decreased by $3.8 million to $121.9 million principally due to decreased precious metals commercial banking fee income. The provision for credit losses increased by $292.9 million in 2008 to $414.1 million due to higher levels of commercial charge-offs in 2008 which was due to an increase in criticized assets, primarily in the construction lending, commercial real estate and commercial industrial lending portfolios. General and administrative expenses (including allocated corporate and direct support costs) increased from $182.7 million for 2007 to $211.7 million in 2008 due to increased salaries and bonuses related to the increased workforce to support the increase in commercial loans.
The net loss before income taxes for the Other segment increased from $522.2 million in 2007 to $1.7 billion in 2008. Net interest expense decreased from $230.0 million in 2007 to $41.6 million for 2008. The Other segment includes net losses on securities of $1.5 billion and $176.3 million in 2008 and 2007, respectively. The 2008 loss resulted from the previously discussed $602 million loss on the sale of our CDO portfolio, $308 million other-than-temporary impairment charge on non-agency mortgage backed securities and $575 million other-than-temporary impairment charge on FNMA and FHLMC preferred stock. The 2007 loss resulted from the previously discussed $180.5 million other-than-temporary impairment charge on FNMA and FHLMC preferred stock. The 2008 and 2007 results included charges associated with executive and other employee severance arrangements and certain other restructuring activities of $23.4 million and $62.0 million, respectively. Finally, the Other segment included $0 and $26.2 million of expense associated with the Synthetic Fuel Partnership in 2007 compared to none in 2008, a deferred tax asset valuation allowance of $1.43 billion and a $95 million impairment charge related to our equity method investments. The 2008 and 2007 results included amortization of intangibles of $103.6 million and $126.7 million, respectively.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2007 AND 2006

	YEAR ENDED DECEMBER 31,
(Dollars in thousands, except per share data)	2007	2006

Net interest income	$1,864,022	$1,821,548
Provision for credit losses	407,692	484,461
Total non-interest income	354,396	285,574
General and administrative expenses	1,345,838	1,289,989
Other expenses	1,874,600	313,541
Net income	$(1,349,262)	$136,911
Basic earnings per share	$(2.85)	$0.30
Diluted earnings per share	$(2.85)	$0.30
The major factors affecting comparison of earnings and diluted earnings per share between 2007 and 2006 were:
•	Net interest income increased 2% during 2007 due to the full year impact of the Independence acquisition as well as organic balance sheet growth, which was offset by the impact of our balance sheet restructuring in the first quarter of 2007.

•	Included in non-interest income:
(1)	Net losses on investment securities of $176.4 million and $312.0 million in 2007 and 2006, respectively. Our 2007 and 2006 results included other-than-temporary impairment charges of $180.5 million and $67.5 million, respectively, on FNMA and FHLMC preferred stock. Net losses on investment securities in 2006 also included losses of $238.3 million on the sale of investment securities in the second quarter of 2006 and a $43.0 million loss on the sale of $1.5 billion of available for sale investments as part of the balance sheet restructuring in the fourth quarter of 2006. See Note 6 for additional details.

(2)	An increase in consumer and commercial fee income in 2007 of $43.1 million. The continued growth in fee income in consumer and commercial banking is due to loan and deposit growth as a result of the full year impact of the Independence acquisition as well as strong growth in commercial loans.

(3)	A decrease in capital markets revenues of $36.8 million due to charges of $46.9 million related to customers who defaulted on repurchase agreements and other financing obligations during 2007.

(4)	A decrease in mortgage banking revenues in 2007 of $92.0 million due to a $119.9 million lower of cost or market adjustment related to the previously mentioned correspondent home equity loan transactions in the first quarter of 2007. In 2006, Sovereign also sold $2.9 billion of residential real estate loans and recorded a lower of cost or market adjustment of $28.2 million.
•	Other expenses have increased due primarily to non-deductible goodwill impairment charges of $943 million in our Metro New York reporting unit and $634 million in our Shared Services Consumer reporting unit. See Note 4 for additional details on this charge. Sovereign also recorded restructuring and ESOP termination charges of $102.1 million in 2007 compared to $78.7 million in 2006. Additionally, merger-related charges of $2.2 million were incurred in 2007 compared to $42.4 million in 2006.

•	The decrease in provision for credit losses in 2007 is related to the previously mentioned $296 million lower of cost or market adjustment for the correspondent home equity portfolio in the fourth quarter of 2006. This decline was partially offset by incremental provision for credit losses in 2007 for our indirect auto, correspondent home equity loans and commercial lending portfolios.

•	Sovereign recorded an income tax benefit of $60.5 million in 2007 compared to a benefit of $117.8 million in 2006. Both 2007 and 2006 taxes were significantly impacted by the aforementioned restructuring and other significant charges which have magnified the impact of our favorable permanent tax-free items. See a later section of the MD&A for further discussion

•	Increases in general and administrative expenses were due primarily to the full year impact of the Independence acquisition which closed on June 1, 2006, partially offset by cost savings from our expense reduction initiatives that were implemented in 2007.

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
Interest on investment securities and interest-earning deposits was $792 million for 2007 compared to $775 million for 2006. The increase in interest income was due to higher yields in 2007 which averaged 6.15% compared to 5.82% in 2006. The increase in yield was primarily due to a rise in market interest rates and due to the investment restructurings Sovereign executed in the second and fourth quarters of 2006. This increase in yield in 2007 was offset by a decrease in average investments of $420 million during 2007 as a result of a balance sheet restructuring.
Interest on loans was $3.86 billion and $3.55 billion for 2007 and 2006, respectively. The average balance of loans was $58.0 billion with an average yield of 6.69% for 2007 compared to an average balance of $55.2 billion with an average yield of 6.45% for 2006. The overall growth in total loans resulted from the Independence acquisition and from origination activity in commercial and auto loans. The increase in average yields year to year is due primarily to increased yields on our auto loan portfolios. Auto loan yields increased 102 basis points due to the previously mentioned expansion resulting from our Southeast and Southwest production offices. The Southeast and Southwest auto loans totaled $2.6 billion at the end of 2007 compared to $0.4 billion at December 31, 2006. At December 31, 2007, approximately 34% of our total loan portfolio reprices monthly or more frequently.
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

	Twelve-months ended December 31,
	2007	2006
Impairments to mortgage servicing rights	$(1,415)	$(7,123)
Residential Mortgage and multi-family servicing fees	42,197	30,799
Amortization of mortgage and multi-family servicing rights	(36,806)	(19,987)

Net gains under SFAS 133	51	825
Net gain recorded on commercial mortgage backed securitization	4,475	—
Gain on sales of mortgages	18,295	1,965
Gain on sales of multi-family loans	26,203	17,760
Loss related to correspondent home equity portfolio	(120,792)	—

Total	$(67,792)	$24,239

During 2007, Sovereign sold $3.7 billion of multi-family loans and recorded gains of $26.2 million in connection with the sales compared to $1.6 billion of multi-family loans and related gains of $17.8 million for the seven month period in 2006, which began with the acquisition of Independence Community Bank in June of 2006. Sovereign also sold $7.6 billion of mortgage loans with related gains of $2.0 million in 2006. 2006 results were negatively impacted by a charge of $23 million on the decision to sell $2.9 billion of residential loans as part of our balance sheet restructuring. In 2007, Sovereign sold $3.1 billion of mortgage loans and recorded gains of $18.3 million. Mortgage banking revenues declined from the prior year due to the losses on the correspondent home equity portfolio.
In 2007, Sovereign securitized $687.7 million and $327.0 million of multi-family and commercial real estate loans, respectively and retained certain subordinated certificates in this transaction. In connection with the $1.0 billion securitization, Sovereign recorded a net gain of $10.5 million. This gain was determined based on the carrying amount of the loans sold, including any related allowance for loan loss, and was allocated to the loans sold and the retained interests, based on their relative fair values at the sale date. Additionally, Sovereign recorded hedge losses of $7.8 million during 2007 related to certain multi-family and commercial real estate loans held for sale.
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
Other Expenses. Total other expenses were $1.9 billion for 2007 compared to $313.5 million for 2006. In 2007, we recorded a $1.58 billion goodwill impairment charge related to the Company’s Metro New York and Consumer reporting units. See Note 4 for details on this impairment charge. Other expenses included amortization expense of core deposit intangibles of $126.7 million for 2007 compared to $109.8 million for 2006. This increase is due to the full year effect of amortization expense associated with core deposit intangible established in connection with the Independence acquisition. In 2007, net merger-related expenses were $2.2 million, compared to $42.4 million in 2006 which was primarily associated with the Independence acquisition. In 2007, Sovereign recorded restructuring charges of $62.0 million, compared to $78.7 million in 2006 which was associated with executive and other employee severance arrangements and other restructuring charges activities. See Note 29 for details on these charges.

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
Income Tax Provision/(Benefit). The income tax benefit was $60.5 million for 2007 compared to a benefit of $117.8 million for 2006. The effective tax rate for 2007 was (4.3)% compared to (615.8)% for 2006. The current year tax rate differs from the statutory rate of 35% due to the fact that the $1.58 billion goodwill charge and the ESOP charge of $40.1 million are both not deductible for tax purposes. The impact of this on the effective tax rate is slightly mitigated by our favorable permanent tax-free items which are principally due to income from tax- exempt investments, non-taxable income related to bank-owned life insurance and tax credits received on low income housing partnerships and the Synthetic Fuel Partnership.
Line of Business Results. During the first quarter of 2008, the business unit profitably reporting unit system was reorganized to centralize the responsibility for the major businesses within the Company naming a new head of Retail, Commercial Lending, Corporate Specialty Businesses and Corporate Support Services. The head of these business units report directly to the Chief Executive Officer and, along with our Chief Financial Officer and Chief Risk Officer, comprise the Executive Management Group. These events changed how our executive management team measures and assesses business performance. During the second quarter we finalized the process of updating our business unit profitability system to reflect our new organizational structure.
The Retail Banking Division’s net interest income increased $94.6 million to $1.2 billion in 2007. The increase in net interest income was principally due to increases in loan and deposit balances. The net spread on a match funded basis for this segment was 2.61% in 2007 compared to 2.87% in 2006. The average balance of Retail Banking Division’s loans was $5.7 billion and $4.5 billion during 2007 and 2006, respectively. The average balance of deposits was $42.2 billion in 2007 compared to $35.5 billion in 2006. The provision for credit losses increased in 2007 to $33.6 million from $14.8 million in 2006 due to increased net loan charge-offs in 2007. General and administrative expenses (including allocated corporate and direct support costs) increased from $929.4 million for 2006 to $1.1 billion for 2007.
The Corporate Specialty Group segment net interest income increased $12.8 million to $439.4 million in 2007. The increase in net interest income was principally due to increases in average loans. The net spread on a match funded basis for this segment was 1.36% in 2007 compared to 1.39% in 2006. The average balance of Corporate Specialty Group loans was $31.8 billion and $30.1 billion during 2007 and 2006, respectively. The average balance of deposits was $1.41 billion in 2007 compared to $704.1 million in 2006. The decrease in fees and other income of $116.0 million to $(41.3) million for 2007 was primarily generated by decreased mortgage banking revenues driven by the $119.9 million lower of cost or market adjustment related to the previously mentioned correspondent home equity loan transaction in 2007. The provision for credit losses decreased in 2007 to $253.0 million from $427.9 million in 2006 due primarily to the $296.0 million additional provision for our correspondent home equity portfolio in 2006. However, 2007 losses on our indirect auto portfolio totaled $76.2 million in 2007, compared to $30.5 million in 2006. Credit losses were much higher than anticipated due primarily to auto loans that were originated by our Southeast and Southwest production offices. General and administrative expenses (including allocated corporate and direct support costs) increased from $156.0 million for 2006 to $172.5 million for 2007.
The Commercial Lending segment net interest income increased $60.9 million to $431.8 million for 2007 compared to 2006 due to increases in average commercial assets. The average balance of Commercial Lending segment loans was $20.4 billion in 2007 versus $16.9 billion during 2006. The net spread on a match funded basis for this segment was 2.25% in 2007 compared to 2.33% in 2006. Fees and other income have increased by $11.9 million to $125.7 million principally due to an increase in commercial loan fee income. The provision for credit losses increased by $79.4 million in 2007 to $121.2 million compared to 2006 due to higher levels of commercial charge-offs in 2007 which was due to an increase in criticized assets, primarily in the construction lending, commercial real estate and commercial industrial lending portfolios. General and administrative expenses (including allocated corporate and direct support costs) increased from $162.5 million for 2006 to $182.7 million in 2007.
The net loss before income taxes for the Other segment decreased from $599.5 million in 2006 to $522.2 million in 2007. Net interest expense increased from $104.1 million in 2006 to $230.0 million for 2007. The Other segment includes net losses on securities of $176 million and $312 million in 2007 and 2006, respectively. The 2007 loss resulted from the previously discussed $180.5 million other-than-temporary impairment charge on FNMA and FHLMC preferred stock. The 2006 loss resulted from the previously discussed $67.5 million other-than-temporary impairment charge on the FNMA and FHLMC preferred stock in our investment portfolio, as well as the $238.3 million and $43.0 million of securities losses recorded in the second and fourth quarters of 2006. The 2007 and 2006 results included charges associated with executive and other employee severance arrangements and certain other restructuring activities of $62.0 million and $78.7 million, respectively. The 2007 and 2006 results also included net charges of $2.2 million and $42.4 million for merger and integration charges, respectively. Finally, the Other segment included $26.2 million and $26.3 million of expense associated with the Synthetic Fuel Partnership, as well as amortization of intangibles of $126.7 million and $109.8 million in 2007 and 2006, respectively.

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
Allowance for Loan Losses and Reserve for Unfunded Lending Commitments. The allowance for loan losses and reserve for unfunded lending commitments represent management’s best estimate of probable losses inherent in the loan portfolio. The adequacy of Sovereign’s allowance for loan losses and reserve for unfunded lending commitments is regularly evaluated. This evaluation process is subject to numerous estimates and applications of judgment. Management’s evaluation of the adequacy of the allowance to absorb loan losses takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans which have loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. Management also considers loan quality, changes in the size and character of the loan portfolio, amount of non-performing loans, and industry trends. During 2008 and 2007, we recorded significant increases to the provision for credit losses and the allowance for loan losses and reserve for unfunded lending commitments as a result of higher credit losses and deterioration in asset quality statistics for the commercial and consumer loan portfolios. Changes in these estimates could have a direct material impact on the provision for credit losses recorded in the income statement and could result in a change in the recorded allowance and reserve for unfunded lending commitments. For example, a change in the estimate resulting in a 5% to 10% difference in the allowance for loan losses and reserve for unfunded lending commitments would have resulted in an additional provision for credit losses of $58.4 million to $116.8 million as of December 31, 2008. The loan portfolio also represents the largest asset on our consolidated balance sheet. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses and reserve for unfunded lending commitments and a discussion of the factors driving changes in the amount of the allowance for loan losses and reserve for unfunded lending commitments is included in the Credit Risk Management section of this MD&A.
Securitizations. Securitization is a process by which a legal entity issues certain securities to investors, which pay a return based on the cash flows from a pool of loans or other financial assets. Sovereign has securitized mortgage loans, multi-family and commercial real estate loans, home equity loans, and other consumer loans, as well as automotive floor plan loans that it originated and/or purchased from certain other financial institutions. After receivables or loans are securitized, the Company continues to maintain account relationships with its customers. As a result, the Company continues to consider these securitized assets to be part of the business it manages. Sovereign may provide administrative, liquidity facilities and/or other services to the resulting securitization entities, and may continue to service the financial assets sold to the securitization entity.
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
Goodwill. The purchase method of accounting for business combinations requires the Company to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the assets acquired and liabilities assumed. The excess of the purchase price of an acquired business over the fair value of the identifiable assets and liabilities represents goodwill. Goodwill totaled $3.4 billion at December 31, 2008.
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
We utilize a discounted cash flow analysis to estimate the fair value of our reporting units using market based assumptions which valued the entire Company at a level consistent with the consideration paid by Santander. At December 31, 2008, the date of our annual required assessment, the fair value of our retail bank was in excess of its book value. This reporting unit has limited credit exposure and continues to be profitable. The fair value of our corporate specialty and commercial lending reporting units were negative due to the deterioration in their operating results in the current year and in particular the second half of 2008 from increased credit losses on their loan portfolios. Of these two segments, only our commercial segment had goodwill assigned to it. After completing step 2 of the goodwill impairment analysis, no goodwill charge was required due to the significant discount on the commercial loans that reside in this reporting unit which caused its implied fair value of goodwill to be in excess of its allocated goodwill amount of $342 million. At September 30, 2008, because there were indicators of impairment, we performed an interim evaluation and formed the same conclusion.
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
During 2008 and 2007, Sovereign had both fair value hedges and cash flow hedges recorded in the consolidated balance sheet as “other assets” or “other liabilities” as applicable. For both fair value and cash flow hedges, certain assumptions and forecasts related to the impact of changes in interest rates on the fair value of the derivative and the item being hedged must be documented at the inception of the hedging relationship to demonstrate that the derivative instrument will be effective in hedging the designated risk. If these assumptions or forecasts do not accurately reflect subsequent changes in the fair value of the derivative instrument or the designated item being hedged, Sovereign might be required to discontinue the use of hedge accounting for that derivative instrument. Once hedge accounting is terminated, all subsequent changes in the fair market value of the derivative instrument must be recorded in earnings, possibly resulting in greater volatility in Sovereign’s earnings. If Sovereign’s outstanding derivative positions that qualified as hedges at December 31, 2008, were no longer considered effective, and thus did not qualify as hedges, the impact in 2008 would have been to lower pre-tax earnings by approximately $332.8 million.

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
The Company periodically reviews the carrying amount of its deferred tax assets to determine if the establishment of a valuation allowance is necessary. If based on the available evidence, it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized in future periods, a deferred tax valuation allowance would be established. Consideration is given to all positive and negative evidence related to the realization of the deferred tax assets.
In evaluating this available evidence, management considers historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earning trends and the timing of reversals of temporary differences. The Company’s evaluation is based on current tax laws as well as management’s expectations of future performance on a standalone basis. We did not consider the potential economic benefits associated with our transaction with Santander.
SFAS No. 109 suggests that additional scrutiny should be given to deferred tax assets of an entity with cumulative pre-tax losses during the three most recent years. This is widely considered to be significant negative evidence that is objective and verifiable; and therefore, difficult to overcome. During the three years ended December 31, 2008, Sovereign had cumulative pre-tax losses and the company considered this factor in our analysis of deferred tax assets. Additionally, based on the continued economic uncertainty that persists at this time, we believed that it was probable that the Company would not generate significant pre-tax income in the near term on a standalone basis. As a result of these two significant facts, Sovereign recorded a $1.43 billion valuation allowance against its deferred tax assets for the year-ended December 31, 2008.
Sovereign is subject to the income tax laws of the U.S., its states and municipalities as well as certain foreign countries. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant Governmental taxing authorities. Sovereign adopted the provisions of Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes on January 1, 2007. FIN 48 prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Under FIN 48, tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. FIN 48 also revises disclosure requirements to include an annual tabular roll forward of unrecognized tax benefits. In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of these inherently complex tax laws within the framework of FIN 48 and SFAS 109.
Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. Sovereign reviews its tax balances quarterly and as new information becomes available, the balances are adjusted, as appropriate. The Company is subject to ongoing tax examinations and assessments in various jurisdictions. The Internal Revenue Service (the “IRS”) recently examined the Company’s federal income tax returns for the years 2002 through 2005. The IRS completed this review in 2008. Included in this examination cycle are two separate financing transactions with an international bank totaling $1.2 billion. As a result of these transactions, Sovereign was subject to foreign taxes of $154.0 million during the years 2003 through 2005 and claimed a corresponding foreign tax credit for foreign taxes paid during those years. In 2006 and 2007, Sovereign was subject to an additional $87.6 million and $22.5 million, respectively, of foreign taxes related to these financing transactions and claimed a corresponding foreign tax credit. The IRS issued a notification of adjustment disallowing the foreign tax credits taken in 2003-2005 in the amount of $154.0 million related to these transactions; disallowing deductions for issuance costs and interest expense related to the transaction which would result in an additional tax liability of $24.9 million; and assessed interest and penalties, the combined amount of which totaled approximately $71.0 million. In addition, the IRS has commenced its audit for the years 2006 and 2007. We expect that in the future the IRS will propose to disallow the foreign tax credits taken in 2006 and 2007 of $87.6 million and $22.5 million, respectively; disallow deductions for issuance costs and interest expense which would result in an additional tax liability of $37.1 million; and to assess interest and penalties. Sovereign expects that it will need to litigate this matter with the IRS. Sovereign continues to believe that it is entitled to claim these foreign tax credits and deductions and also believes that its recorded tax reserves for this position of $58.3 million adequately provides for any potential exposure to the IRS related to this item and other tax assessments. However, as the Company continues to go through the IRS administrative process, and if necessary litigation, we will continue to evaluate the appropriate tax reserve levels for this position and any changes made to the tax reserves may materially affect Sovereign’s income tax provision, net income and regulatory capital in future periods.
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

Financial Condition
Loan Portfolio. Sovereign’s loan portfolio at December 31, 2008 was $55.7 billion and was comprised of $31.8 billion of commercial loans (includes $4.5 billion of multi-family loans), $18.3 billion of consumer loans secured by real estate and $5.6 billion of consumer loans not secured by real estate. This compares to $30.9 billion of commercial loans (including $4.2 billion of multi-family loans), $19.5 billion of consumer loans secured by real estate, and $7.3 billion of consumer loans not secured by real estate at December 31, 2007.
Commercial real estate loans and commercial and industrial loans grew by 2.2% or $594 million during 2008 to $27.3 billion. The increase in commercial loans has been driven by organic loan growth. The increase in commercial loans as a percentage of the total loan portfolio is consistent with management’s restructuring plan to de-emphasize lower yielding residential and multi-family loans and increase our commercial loan portfolio.
Multi-family loans increased by 6.6% or $280 million in 2008 to $4.5 billion. The increase from the prior year is due to a decrease of the amount of loans sold to Fannie Mae or the secondary markets. In the second quarter of 2007, Sovereign sold $687.7 million of this loan portfolio as part of a commercial mortgage backed securitization. In the first quarter of 2007, Sovereign sold $1.3 billion of this loan portfolio as part of the Company’s previously discussed balance sheet restructuring plan.
Consumer loans secured by real estate decreased by 6.3% or $1.2 billion in 2008 to $18.3 billion primarily as a result of a $780 million mortgage securitization in the second quarter of 2008, as well as a $102 million decline in our correspondent home equity portfolio.
Consumer loans not secured by real estate decreased by 23.1% or $1.7 billion in 2008 to $5.6 billion as a result of cessation of out-of-market auto lending on January 31, 2008. Additionally, the Company has tightened its underwriting standards on its in-market auto loans portfolio which slowed originations. Sovereign ceased originating substantially all indirect auto loans within its geographic footprint during the fourth quarter of 2008.
Table 4 presents the composition of Sovereign’s loan portfolio by type of loan and by fixed and variable rates at the dates indicated (in thousands):
Table 4: Composition of Loan Portfolio

	AT DECEMBER 31,
	2008		2007		2006		2005		2004
	BALANCE	PERCENT	BALANCE	PERCENT	BALANCE	PERCENT	BALANCE	PERCENT	BALANCE	PERCENT

Commercial real estate loans	$13,181,623	23.7%	$12,306,914	21.3%	$11,514,983	18.4%	$7,209,180	16.5%	$5,824,133	15.9%
Commercial and industrial loans	14,078,893	25.2	14,359,688	24.9	13,188,909	21.1	9,426,466	21.5	8,040,107	21.9
Multi-family (1)	4,526,111	8.1	4,246,370	7.3	5,768,451	9.2	—	—	—	—

Total Commercial Loans	31,786,627	57.0	30,912,972	53.5	30,472,343	48.7	16,635,646	38.0	13,864,240	37.8

Residential mortgages	11,417,108	20.5	13,341,193	23.1	17,404,730	27.8	12,462,802	28.4	8,497,496	23.2
Home equity loans and lines of credit	6,891,918	12.4	6,197,148	10.7	9,443,560	15.1	9,793,124	22.4	9,577,656	26.2

Total Consumer Loans secured by real estate	18,309,026	32.9	19,538,341	33.8	26,848,290	42.9	22,255,926	50.8	18,075,152	49.4

Auto loans	5,344,325	9.6	7,028,894	12.2	4,848,204	7.7	4,434,021	10.1	4,205,547	11.5
Other	290,725	0.5	299,572	0.5	419,759	0.7	478,254	1.1	486,140	1.3

Total Consumer Loans	23,944,076	43.0	26,866,807	46.5	32,116,253	51.3	27,168,201	62.0	22,766,839	62.2

Total Loans	$55,730,703	100.0%	$57,779,779	100.0%	$62,588,596	100.0%	$43,803,847	100.0%	$36,631,079	100.0%

Total Loans with:
Fixed rates	$29,756,577	53.4%	$33,450,767	57.9%	$39,716,958	63.5%	$26,141,411	59.7%	$21,145,915	57.7%
Variable rates	25,974,126	46.6	24,329,012	42.1	22,871,638	36.5	17,662,436	40.3	15,485,164	42.3

Total Loans	$55,730,703	100.0%	$57,779,779	100.0%	$62,588,596	100.0%	$43,803,847	100.0%	$36,631,079	100.0%

(1)	Effective with the acquisition of Independence on June 1, 2006, Sovereign acquired $5.6 billion of multi-family loans. As this was primarily a new asset class for Sovereign we have disclosed these loans separately in the table above. At December 31, 2005 and 2004, Sovereign’s multi-family loan portfolio totaled approximately $475 million and $463 million, respectively, which were classified as commercial real estate loans.

Table 5 presents the contractual maturity of Sovereign’s commercial loans at December 31, 2008 (in thousands):
Table 5: Commercial Loan Maturity Schedule

	AT DECEMBER 31, 2008, MATURING
	In One Year	One To	After
	Or Less	Five Years	Five Years	Total
Commercial real estate loans	$2,116,321	$6,015,913	$5,049,389	$13,181,623
Commercial and industrial loans	4,144,092	7,193,138	2,741,663	14,078,893
Multi-family loans	279,787	2,663,112	1,583,212	4,526,111

Total	$6,540,200	$15,872,163	$9,374,264	$31,786,627

Loans with:
Fixed rates	$908,882	$7,054,582	$5,037,364	$13,000,828
Variable rates	5,631,318	8,817,581	4,336,900	18,785,799

Total	$6,540,200	$15,872,163	$9,374,264	$31,786,627

Investment Securities. Sovereign’s investment portfolio is concentrated in highly rated mortgage-backed securities and collateralized mortgage obligations issued by federal agencies or private institutions. The portfolio is concentrated in 15-year contractual life mortgage-backed securities issued by Federal National Mortgage Association (“FNMA”), Federal Home Loan Mortgage Corporation (“FHLMC”) and other non agency issuers and short duration CMO’s. Sovereign’s available for sale investment strategy is to purchase liquid investments with intermediate maturities (average duration of 3-4 years). This strategy helps ensure that the Company’s overall interest rate risk position stays within policy requirements. The average life of our investment portfolio has declined to 4.62 years at December 31, 2008 versus 5.24 years at December 31, 2007.
In determining if and when a decline in market value below amortized cost is other-than-temporary, Sovereign considers the duration and severity of the unrealized loss, the financial condition and near-term prospects of the issuers, and Sovereign’s intent and ability to hold the investments to allow for a recovery in market value in a reasonable period of time. When such a decline in value is deemed to be other-than-temporary, an impairment loss is recognized in current period operating results to the extent of the decline. See Note 6 for further discussion and analysis of our determination that the unrealized losses in the investment portfolio at December 31, 2008 were considered temporary.
In the third quarter of 2008 and the fourth quarter of 2007, Sovereign determined that certain unrealized losses on perpetual preferred stock of FNMA and FHLMC were other-than-temporary in accordance with SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities” and the SEC’s Staff Accounting Bulletin No. 59 “Accounting for Non-current Marketable Equity Securities”. The Company’s assessment considered the duration and severity of the unrealized losses, the financial condition and near term prospects of the issuers, and the likelihood of the market value of these instruments increasing to our initial cost basis within a reasonable period of time based upon the anticipated interest rate environment. As a result of these factors, Sovereign concluded that the unrealized losses were other-than-temporary and recorded a non-cash impairment charge of $575 million and $180.5 million in the third quarter of 2008 and the fourth quarter of 2007, respectively. The significant charge recorded in the third quarter of 2008 was due to the announcement by the U.S. Department of the Treasury, the Federal Reserve and the Federal Housing Finance Agency (FHFA) that the FHFA was putting Fannie Mae and Freddie Mac under conservatorship and giving management control to their regulator, the FHFA. In connection with this action, the dividends on our preferred shares were eliminated thereby significantly reducing the value of our investment. The remaining value of our shares was $10.6 million at December 31, 2008.
In order to reduce risk in the investment portfolio, Sovereign sold its entire portfolio of collateralized debt obligations (“CDOs”) during the third quarter of 2008. The CDO portfolio has experienced significant volatility over the past year as a result of conditions in the credit markets. Sovereign recorded a pretax loss of $602.3 million in connection with the sale of these securities.
Additionally, during the latter half of the third quarter of 2008, Sovereign sold $4.7 billion of longer duration agency mortgage backed securities and municipal securities for a gain of $29.5 million. Sovereign sold these securities to reduce the duration of our investment portfolio and reduce the Company’s interest rate risk position in a rising rate environment.
During the second quarter of 2006 following the acquisition of Independence, Sovereign sold $3.5 billion of investment securities with a combined effective yield of 4.40% for asset/liability management purposes and to offset, in part, the negative effect of the current yield curve on net interest margin for future periods and incurred a pre-tax loss of $238.3 million ($154.9 million after-tax or $0.36 per diluted share). Of the total $3.5 billion of investments sold, $1.8 billion had been previously classified as held-to-maturity and Sovereign recorded a pretax loss of $130.1 million related to the sale of the held-to-maturity securities. As a result of the sale of the held-to-maturity securities, Sovereign concluded that we were required to reclassify the remaining $3.2 billion of held to maturity investment securities to the available for sale investment category.
The unrealized losses on the Company’s state and municipal bond portfolio increased to $211.0 million at December 31, 2008 from $26.4 million at December 31, 2007. This portfolio consists of 100% general obligation bonds of states, cities, counties and school districts. The portfolio has a weighted average underlying credit risk rating of AA-. These bonds are insured with various companies and as such, carry additional credit protection. The Company has determined that the unrealized losses on the portfolio are due to an increase in credit spreads and liquidity issues in the marketplace and concerns with respect to the financial strength of third party insurers. However, even if it was assumed that the insurers could not honor their obligation, our underlying portfolio is still investment grade and the Company believes that we will collect all scheduled principal and interest. The Company has concluded these unrealized losses are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover its cost, which may be at maturity.

The unrealized losses on the non-agency securities portfolio increased to $552.4 million at December 31, 2008 from $98.2 million at December 31, 2007. This portfolio consists primarily of investment grade non-agency mortgage-backed securities from a diverse group of issuers in the private-label market. The Company has determined that the unrealized losses on the portfolio are due to an increase in credit spreads and liquidity issues in the marketplace. The Company has concluded these unrealized losses are temporary in nature on the majority of this portfolio since they are not related to the underlying credit quality of the issuers and the Company has the intent and ability to hold these investments for a time necessary to recover its cost. Additionally, our investments are in subordinated positions that are in excess of current and expected cumulative loss positions. For the period ended December 31, 2008, it was concluded that the Company would not recover the full outstanding principal on five bonds in our non-agency mortgage backed portfolio with a book value of $654.3 million and whose fair value was $346.4 million. This resulted in a $307.9 million other than temporary impairment charge.
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
Investment Securities Available for Sale. Securities expected to be held for an indefinite period of time are classified as available for sale and are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity, net of estimated income taxes, unless a decline in value is deemed to be other-than-temporary in which case the decline is recorded in current period operating results. The majority of our securities have readily determinable market prices that are derived from third party pricing services. Decisions to purchase or sell these securities are based on economic conditions, including changes in interest rates, and asset/liability management strategies. For additional information with respect to the amortized cost and estimated fair value of Sovereign’s investment securities available for sale, see Note 6 to the Consolidated Financial Statements. The actual maturities of mortgage-backed securities available for sale will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.
Table 6 presents the book value of investment securities by obligor and Table 7 presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies and corporations) having an aggregate book value in excess of 10% of Sovereign’s stockholders’ equity that were held by Sovereign at December 31, 2008 (dollars in thousands):
Table 6: Investment Securities by Obligor

	AT DECEMBER 31,
	2008	2007	2006

Investment securities available for sale:
U.S. Treasury and government agencies	$258,030	$2,341,770	$1,606,905
FNMA, FHLMC, and FHLB securities	5,122,097	4,959,380	4,791,355
State and municipal securities	1,629,113	2,502,424	2,554,806
Other securities	2,292,099	4,138,273	4,921,562

Total investment securities available for sale	$9,301,339	$13,941,847	$13,874,628

FHLB stock	674,498	942,651	1,003,012
Other investments	44,273	257,894	—

Total investment portfolio	$10,020,110	$15,142,392	$14,877,640

Table 7: Investment Securities of Single Issuers

	AT DECEMBER 31, 2008
	Amortized	Fair
	Cost	Value

FNMA	$2,004,963	$2,000,025
FHLMC	1,795,967	1,782,163
FHLB	1,314,473	1,323,395

Total	$5,115,403	$5,105,583

Goodwill and Intangible Assets. Goodwill and other intangible assets decreased to $3.7 billion at December 31, 2008 from $3.8 billion in 2007. Goodwill and other intangibles represented 4.8% of total assets and 66.1% of stockholders’ equity at December 31, 2008, and are comprised of goodwill of $3.4 billion, core deposit intangible assets of $252.3 million and other intangibles of $16.2 million.
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
Other Assets. Other assets at December 31, 2008 were $2.3 billion compared to $2.9 billion at December 31, 2007. Included in other assets at December 31, 2008 and December 31, 2007 were $148 million and $493 million of assets associated with our precious metals business, respectively, $336 million and $379 million, respectively, of prepaid assets, $141 million and $245 million of investments in low income housing partnerships and other equity method investment partnerships, respectively, and net deferred tax assets of $234 million and $717 million, respectively.
Deposits and Other Customer Accounts. Sovereign attracts deposits within its primary market area by offering a variety of deposit instruments, including demand and NOW accounts, money market accounts, savings accounts, customer repurchase agreements, certificates of deposit and retirement savings plans. Sovereign also issues wholesale deposit products such as brokered deposits and government deposits on a periodic basis which serve as an additional source of liquidity for the Company. Total deposits and other customer accounts at December 31, 2008 were $48.4 billion compared to $49.9 billion at December 31, 2007. Comparative detail of average balances and rates by deposit type is included in Table 1: Net Interest Margin is in a prior section of this MD&A.
Borrowings and Other Debt Obligations. Sovereign utilizes borrowings and other debt obligations as a source of funds for its asset growth and its asset/liability management. Collateralized advances are available from the Federal Home Loan Bank of Pittsburgh, Boston, and New York (“FHLB”) provided certain standards related to creditworthiness have been met. Sovereign also utilizes reverse repurchase agreements, which are short-term obligations collateralized by securities fully guaranteed as to principal and interest by the U.S. Government or an agency thereof, and federal funds lines with other financial institutions. Total borrowings and other debt obligations at December 31, 2008 were $20.8 billion compared to $26.1 billion at December 31, 2007. The decrease in our level of borrowings in 2008 is due to a reduction in our asset size as the Company has been focusing on reducing its exposure to interest rate sensitive investment securities and high risk loan categories.

Table 8 summarizes information regarding borrowings and other debt obligations (in thousands):
Table 8: Details of Borrowings

	DECEMBER 31,
	2008	2007	2006

Securities sold under repurchase agreements:
Balance	$—	$76,526	$199,671
Weighted average interest rate at year-end	0.00%	4.12%	3.85%
Maximum amount outstanding at any month-end during the year	$77,000	$200,775	$1,740,824
Average amount outstanding during the year	$38,172	$122,801	$596,583
Weighted average interest rate during the year	5.44%	5.56%	5.21%
Federal Funds Purchased:
Balance	$2,000,000	$2,720,000	$1,700,000
Weighted average interest rate at year-end	0.60%	4.22%	5.22%
Maximum amount outstanding at any month-end during the year	$2,830,000	$2,720,000	$1,915,000
Average amount outstanding during the year	$1,406,335	$1,074,294	$998,867
Weighted average interest rate during the year	1.81%	5.19%	5.17%
Advances from Discount Window:
Balance	$—	$—	$—
Weighted average interest rate at year-end	0.00%	0.00%	0.00%
Maximum amount outstanding at any month-end during the year	$4,120,000	$—	$—
Average amount outstanding during the year	$510,109	$—	$—
Weighted average interest rate during the year	1.75%	0.00%	0.00%
FHLB advances:
Balance	$13,267,834	$19,705,438	$19,563,985
Weighted average interest rate at year-end	4.71%	4.64%	4.81%
Maximum amount outstanding at any month-end during the year	$23,981,010	$21,074,719	$20,409,561
Average amount outstanding during the year	$16,911,308	$16,557,692	$16,727,311
Weighted average interest rate during the year	4.70%	4.99%	4.61%
Senior Credit Facility:
Balance	$—	$180,000	$—
Weighted average interest rate at year-end	0.00%	5.55%	0.00%
Maximum amount outstanding at any month-end during the year	$180,000	$180,000	$100,000
Average amount outstanding during the year	$68,361	$128,274	$12,466
Weighted average interest rate during the year	4.40%	6.27%	11.71%
Asset-Backed Floating Rate Notes:
Balance	$—	$—	$1,971,000
Weighted average interest rate at year-end	0.00%	0.00%	3.58%
Maximum amount outstanding at any month-end during the year	$—	$1,971,000	$1,971,000
Average amount outstanding during the year	$—	$904,537	$1,971,000
Weighted average interest rate during the year	0.00%	5.19%	3.87%
Bank Senior Notes:
Balance	$1,344,702	$—	$—
Weighted average interest rate at year-end	3.92%	0.00%	0.00%
Maximum amount outstanding at any month-end during the year	$1,344,702	$—	$—
Average amount outstanding during the year	$36,738	$—	$—
Weighted average interest rate during the year	3.35%	0.00%	0.00%
Bancorp Senior Notes:
Balance	$1,293,859	$1,042,527	$740,334
Weighted average interest rate at year-end	3.56%	5.14%	5.13%
Maximum amount outstanding at any month-end during the year	$1,293,859	$1,042,527	$1,039,210
Average amount outstanding during the year	$1,050,728	$974,605	$833,577
Weighted average interest rate during the year	4.55%	5.61%	5.62%
Bank Subordinated Notes:
Balance	$1,653,684	$1,148,813	$1,139,511
Weighted average interest rate at year-end	5.87%	4.65%	4.68%
Maximum amount outstanding at any month-end during the year	$1,653,684	$1,148,813	$1,139,511
Average amount outstanding during the year	$1,464,616	$1,143,874	$981,397
Weighted average interest rate during the year	6.29%	5.49%	5.60%
Junior Subordinated Debentures to Capital Trusts:
Balance	$1,256,145	$1,252,778	$1,535,216
Weighted average interest rate at year-end	7.23%	7.30%	7.65%
Maximum amount outstanding at any month-end during the year	$1,256,145	$1,433,534	$1,535,216
Average amount outstanding during the year	$1,254,303	$1,340,564	$1,256,491
Weighted average interest rate during the year	7.35%	7.68%	7.88%

Refer to Note 12 in the Notes to Consolidated Financial Statements for more information related to Sovereign’s borrowings.
In December 2008, Sovereign Bank issued $1.35 billion in 3 year fixed rate FDIC-guaranteed senior unsecured notes under the TLG Program. The fixed rate note bears interest at a rate of 2.75% and matures on January 17, 2012. At the same time, Sovereign Bancorp issued $250 million in 3.5 year fixed rate senior unsecured notes with the FDIC-guarantee under the TLG Program at a rate of 2.50% which mature on June 15, 2012. This debt is backed by the full faith and credit worthiness of the U.S. government. In order to obtain this guarantee, an upfront payment of $41.5 million and $8.7 million was made to the FDIC. These amounts were deferred and are being amortized over the contractual life of the debt. This cost, along with other transaction costs and a slight discount on the issuance of these notes results in these borrowings having an effective rate of 3.92% and 3.73, respectively.
In order to increase its sources of liquidity in the third quarter of 2008, Sovereign pledged certain loans and investments to the Federal Reserve Bank which generated incremental borrowing capacity of $3.3 billion. At December 31, 2008, Sovereign had no borrowings outstanding with the Federal Reserve Bank.
In May 2008, Sovereign Bank issued $500 million of non-callable fixed rate subordinated notes which have an effective interest rate of 8.83%. These notes are due in May 2018 and are not subject to redemption prior to that date except in the case of the insolvency or liquidation of Sovereign Bank, and then only with prior regulatory approval. These subordinated notes qualify as Tier 2 regulatory capital for Sovereign Bank. Under the current OTS rules, 5 years prior to maturity, 20% of the balance of the subordinated note will no longer qualify as Tier 2 capital. In each successive year prior to maturity, an additional 20% of the subordinated note will no longer qualify as Tier 2 capital.
Concurrently, in May 2008, Sovereign Bancorp issued 179.9 million shares of common stock which raised net proceeds of $1.39 billion. Sovereign utilized the proceeds of this offering and the subordinated debt issued by Sovereign Bank to pay down $1.7 billion of FHLB advances and $180 million outstanding under the senior credit facility.
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

As a result of the acquisition of Santander, which closed on January 30, 2009, the warrant holders are entitled to receive Santander ADR’s instead of Sovereign common stock upon the exercise of their warrants. Holders may convert each of their Trust PIERS into ADRs representing 0.5482 ordinary shares of Santander, which is equivalent to the conversion ratio of 1.71 shares of Sovereign common stock per warrant prior to the acquisition if: (1) during any calendar quarter if the closing sale price of Santander ADRs over a specified measurement period meet certain criteria; (2) prior to March 1, 2029, during the five-business-day period following any 10-consecutive-trading-day period in which the average daily trading price of the Trust PIERS for such 10-trading-day period was less than 105% of the average conversion value of the Trust PIERS during that period and the conversion value for each day of that period was less than 98% of the issue price of the Trust PIERS; (3) during any period in which the credit rating assigned to the Trust PIERS by either Moody’s or Standard & Poor’s is below a specified level; (4) if the Trust PIERS have been called for redemption or (5) upon the occurrence of certain corporate transactions. The Trust PIERS and the junior subordinated debentures will have a distribution rate of 4.375% per annum of their issue price, subject to deferral. In addition, contingent distributions of $.08 per $50 issue price per Trust PIERS will be due during any three-month period commencing on or after March 1, 2007 under certain conditions. The Trust PIERS may not be redeemed by Sovereign prior to March 5, 2007, except upon the occurrence of certain special events. On any date after March 5, 2007, Sovereign may, if specified conditions are satisfied, redeem the Trust PIERS, in whole but not in part, for cash for a price equal to 100% of their issue price plus accrued and unpaid distributions to the date of redemption, if the closing price of Santander ADSs has exceeded a price per share that is equal to 130% of the effective conversion price, subject to adjustment, for a specified period. The effective conversion price as of January 30,2009 was $91.21 per share.
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
In certain transactions, Sovereign has transferred assets to a special purpose entity qualifying for non-consolidation (QSPE), and has accounted for these transactions as sales in accordance with SFAS No. 140. Sovereign also has retained interests and servicing assets in the QSPEs. At December 31, 2008, off-balance sheet QSPEs had $1.9 billion of assets that Sovereign sold to the QSPEs that are not included in Sovereign’s Consolidated Balance Sheet. Sovereign’s retained interests and servicing assets in such QSPEs were $55.2 million at December 31, 2008, and this amount represents our maximum exposure to credit losses related to unconsolidated securitizations. Sovereign does not provide contractual legal recourse to third party investors that purchase debt or equity securities issued by the QSPEs beyond retained interests and servicing rights inherent in the QSPEs. See Note 23 to the Consolidated Financial Statements for a discussion of Sovereign’s policies concerning valuation and impairment for such retained interests and servicing assets, as well as a discussion of the assumptions used and sensitivity to changes in those assumptions.
Minority Interests. Minority interests represent the equity and earnings attributable to that portion of consolidated subsidiaries that are owned by parties independent of Sovereign. Earnings attributable to minority interests are reflected in “Other minority interest expense and equity method investments” on the Consolidated Statement of Operations.

Preferred Stock. On May 15, 2006, Sovereign issued 8 million shares of Series C non-cumulative perpetual preferred stock and received net proceeds of $195.4 million. The perpetual preferred stock ranks senior to our common stock. Our perpetual preferred stockholders are entitled to receive dividends when and if declared by our board of directors at a rate of 7.30% per annum, payable quarterly, before we may declare or pay any dividend on our common stock. The dividends on the perpetual preferred stock are non-cumulative. The Series C preferred stock is not redeemable prior to May 15, 2011. On or after May 15, 2011, the Series C preferred stock is redeemable at par.
The dividends on our preferred stock are recorded against retained earnings; however, for earnings per share purposes, they are deducted from net income available to common shareholders. See Note 24 for the calculation of earnings per share.
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
Commercial Loans. Commercial loans principally represent commercial real estate loans (including multi-family loans), loans to commercial and industrial customers, automotive dealer floor plan loans, and loans to auto lessors. Credit risk associated with commercial loans is primarily influenced by prevailing and expected economic conditions and the level of underwriting risk Sovereign is willing to assume. To manage credit risk when extending commercial credit, Sovereign focuses on both assessing the borrower’s capacity and willingness to repay and on obtaining sufficient collateral. Commercial and industrial loans are generally secured by the borrower’s assets and by personal guarantees. Commercial real estate loans are originated primarily within the Mid-Atlantic, New York and New England market areas and are secured by real estate at specified loan-to-values and often by a guarantee of the borrower.
Management closely monitors the composition and quality of the total commercial loan portfolio to ensure that significant credit concentrations by borrowers or industries do not exist. At December 31, 2008 and 2007, 8% and 7% of the commercial loan portfolio was unsecured, respectively.
The Company originates multi-family (five or more units) residential mortgage loans, which are secured primarily by apartment buildings, cooperative apartment buildings and mixed-use (combined residential and commercial) properties through its Metro New York market. Credit risk associated with multi-family loans is primarily influenced by prevailing and expected economic conditions and the level of underwriting risk Sovereign is willing to assume. To manage credit risk when extending credit, Sovereign follows a set of underwriting standards which generally require a maximum loan-to-value ratio of 80% based on an appraisal performed by either one of the Company’s in-house licensed and certified appraisers or by a Company-approved licensed and certified independent appraiser (whose appraisal is reviewed by a Company licensed and certified appraiser), and sufficient cash flow from the underlying property to adequately service the debt. A minimum debt service ratio of 1.25 generally is required on multi-family residential mortgage loans. The Company also considers the financial resources of the borrower, the borrower’s experience in owning or managing similar properties, the market value of the property and the Company’s lending experience with the borrower. For loans sold in the secondary market to Fannie Mae, the maximum loan-to-value ratio is 80% and the minimum debt service ratio is 1.25.
Consumer Loans Secured by Real Estate. Credit risk in the direct and indirect consumer loan portfolio is controlled by strict adherence to underwriting standards that consider debt-to-income levels and the creditworthiness of the borrower and, if secured, collateral values. In the home equity loan portfolio, combined loan-to-value ratios are generally limited to 90%, or credit insurance is purchased to limit exposure. Sovereign originates and purchases fixed rate and adjustable rate residential mortgage loans that are secured by the underlying 1-4 family residential property. Credit risk exposure in this area of lending is minimized by the evaluation of the creditworthiness of the borrower, including debt-to-equity ratios, credit scores, and adherence to underwriting policies that emphasize conservative loan-to-value ratios of generally no more than 80%. Residential mortgage loans originated or purchased in excess of an 80% loan-to-value ratio are generally insured by private mortgage insurance, unless otherwise guaranteed or insured by the Federal, state or local government. Sovereign also utilizes underwriting standards which comply with those of the FHLMC or the FNMA. Credit risk is further reduced since a portion of Sovereign’s fixed rate mortgage loan production is sold to investors in the secondary market without recourse. Additionally, Sovereign entered into a credit default swap in 2006 on a portion of its residential real estate loan portfolio through a synthetic securitization structure. Under the terms of the credit default swap, Sovereign is responsible for the first $4.1 million of losses on the remaining loans in the structure which totaled $3.0 billion at December 31, 2008. Sovereign is reimbursed for the next $53.3 million of losses under the terms of the credit default swap. Losses above $57.4 million are bourn by Sovereign. This credit default swap term is equal to the term of the loan portfolio.
Consumer Loans Not Secured by Real Estate. Credit risk in the auto loan portfolio has been higher then expected in the current year for our in-footprint loans due to increasing levels of unemployment and declining values on automobiles. Loans originated by our Southeast and Southwest production offices exhibited higher than anticipated loss rates during 2007. We began originating these loans in the third quarter of 2006 and grew this portfolio significantly. Management strengthened the underwriting standards for our entire auto loan portfolio in the second half of 2007 and decided to cease originating new loans from our Southeast and Southwest production offices effective January 31, 2008. Management also decided to cease originating in-footprint loans during the fourth quarter of 2008. The remaining auto loan portfolio of $5.3 billion will liquidate over their estimated life of approximately two and a half to three years.

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
Non-performing Assets. At December 31, 2008, Sovereign’s non-performing assets were $985.4 million, compared to $361.6 million at December 31, 2007. Non-performing assets as a percentage of total assets (excluding loans held for sale) weakened to 1.28% at December 31, 2008 from the prior year level of 0.43%. Non-performing residential loans increased in 2008 by $142.3 million to $233.2 million and non-performing commercial and commercial real estate loans increased in 2008 by $417.3 million to $564.4 million. All of the non-performing asset increases were impacted by the deterioration in our loan portfolios as the credit quality of loans has dropped significantly in 2008 from prior year levels due to the current severe recessionary environment. Future credit performance of our portfolios is dependent upon the strength of our underwriting practices as well as the regions of the U.S. economy where our loans were originated.
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
Table 9 presents the composition of non-performing assets at the dates indicated (in thousands):
Table 9: Non-Performing Assets

	AT DECEMBER 31,
	2008	2007	2006	2005	2004

Non-accrual loans:
Consumer
Residential	$233,176	$90,881	$47,687	$30,393	$33,656
Home equity loans and lines of credit	69,247	56,099	10,312	55,543	26,801
Auto loans and other consumer loans	3,777	3,446	2,955	2,389	1,220

Total consumer loans	306,200	150,426	60,954	88,325	61,677

Commercial	244,847	85,406	69,207	68,572	54,042
Commercial real estate	319,565	61,750	75,710	31,800	26,757
Multi-family	42,795	6,336	1,486	—	—

Total non-accrual loans	913,407	303,918	207,357	188,697	142,476
Restructured loans	268	370	557	777	1,097

Total non-performing loans (1)	913,675	304,288	207,914	189,474	143,573

Real estate owned	49,900	43,226	22,562	11,411	12,276
Other repossessed assets	21,836	14,062	5,126	4,678	4,247

Total other real estate owned and other repossessed assets	71,736	57,288	27,688	16,089	16,523

Total non-performing assets	$985,411	$361,576	$235,602	$205,563	$160,096

Past due 90 days or more as to interest or principal and accruing interest	$123,301	$68,770	$40,103	$54,794	$38,914
Net loan charge-off rate to average loans (3)	.83%	.25%	.96%	.20%	.36%
Non-performing assets as a percentage of total assets, excluding loans held for sale	1.28	.43	.29	.32	.29
Non-performing loans as a percentage of total loans	1.64	.53	.38	.44	.39
Non-performing assets as a percentage of total loans held for investment, real estate owned and repossessed assets	1.77	.63	.43	.47	.44
Allowance for credit losses as a percentage of total non-performing assets (2)	118.5	204.0	206.4	213.0	255.3
Allowance for credit losses as a percentage of total non-performing loans (2)	127.8	242.4	233.9	231.1	284.7

(1)	Non-performing loans at December 31, 2006 exclude $21.5 million of residential non-accrual loans and $66.0 million of home equity non-accrual loans that are classified as held for sale. These loans were excluded at that time since they were all anticipated to be sold.

(2)	Allowance for credit losses is comprised of the allowance for loan losses and the reserve for unfunded commitments, which is included in other liabilities.

(3)	2006 includes lower of cost of market adjustments resulting in a charge-off of $382.5 million on the correspondent home equity loans and a charge-off of approximately $7.1 million on the purchased residential mortgage portfolio both of which were classified as held for sale at December 31, 2006. These charge-offs accounted for 71 basis points of the total 96 basis points above.

Loans that are past due 90 days or more and still accruing interest increased from $68.8 million at December 31, 2007 to $123.3 million at December 31, 2008 due to the current recessionary environment. Ninety-day consumer secured by real estate loan delinquencies increased by $53.7 million. Ninety-day delinquencies increased in the auto and other consumer category by $0.8 million.
Potential Problem Loans. Potential problem loans are loans not currently classified as non-performing loans, for which management has doubts as to the borrowers’ ability to comply with present repayment terms. These assets are principally commercial loans delinquent more than 30 days but less than 90 days. Potential problem loans amounted to approximately $557.8 million and $140.3 million at December 31, 2008 and 2007, respectively. The principal reason for the increase has been a weakening of the credit quality in our commercial loan portfolio particularly in the commercial & industrial (“C & I”) and commercial real estate portfolios. Management has evaluated these loans and reserved for these loans at higher rates during the current year.
Delinquencies. Sovereign’s loan delinquencies (all performing loans held for investment 30 or more days delinquent) at December 31, 2008 were $1.4 billion compared to $817 million at December 31, 2007. As a percentage of total loans held for investment, performing delinquencies were 2.53% at December 31, 2008, an increase from 1.43% at December 31, 2007. Consumer secured by real estate performing loan delinquencies increased from $451 million to $621 million during the same time periods, and increased as a percentage of total consumer secured by real estate loans from 2.35% to 3.45%. Consumer not secured by real estate performing loan delinquencies remained constant at $226 million and increased as a percentage of total consumer loans from 3.09% to 4.00%. Commercial performing loan delinquencies increased from $140 million to $558 million and increased as a percentage of total commercial loans from 0.46% to 1.76%. The reason for the increase in consumer loans, primarily those secured by real estate, was due to a weakening of the credit quality of our loan portfolio in 2008 due to declining home values. Additionally, consumer delinquencies were impacted by increased delinquencies in our auto loan portfolio. Commercial loan delinquencies have increased due to the weakening of the credit quality of our commercial loan portfolio particularly related to commercial real estate and C & I loans.
Allowance for Credit Losses
Allowance for Loan Losses. Sovereign maintains an allowance for loan losses that management believes is sufficient to absorb inherent losses in the loan portfolio. The adequacy of Sovereign’s allowance for loan losses is regularly evaluated. In addition to past loss experience, management’s evaluation of the adequacy of the allowance to absorb loan losses takes into consideration the risks inherent in the loan portfolio, specific loans which have loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. Management also considers loan quality, changes in the size and character of the loan portfolio, amount of non-performing loans, and industry trends. At December 31, 2008, Sovereign’s total allowance was $1.1 billion.
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

Reserve for Unfunded Lending Commitments. In addition to the Allowance for Loan and Lease Losses, we also estimate probable losses related to unfunded lending commitments. Unfunded lending commitments are subject to individual reviews, and are analyzed and segregated by risk according to the Corporation’s internal risk rating scale. These risk classifications, in conjunction with an analysis of historical loss experience, current economic conditions and performance trends within specific portfolio segments, and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments. Additions to the reserve for unfunded lending commitments are made by charges to the provision for credit losses. The reserve for unfunded lending commitments of $65.2 million at December 31, 2008 increased $36.9 million from $28.3 million at December 31, 2007, due to an increase in reserve factors on this category due to increases in the amount of criticized lines at December 31, 2008, as well as an increase in the amount of unfunded lending commitments.
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
Table 10 summarizes Sovereign’s allowance for credit losses for allocated and unallocated allowances by loan type, and the percentage of each loan type of total portfolio loans (in thousands):
Table 10: Allocation of the Allowance for Credit Losses by Product Type

	AT DECEMBER 31,
	2008		2007		2006		2005		2004
		% of		% of		% of		% of		% of
		Loans to		Loans to		Loans to		Loans to		Loans to
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Allocated allowances:
Commercial loans	$752,835	57%	$433,951	54%	$375,014	49%	$220,314	38%	$209,587	38%
Consumer loans secured by real estate	193,430	33	117,380	34	45,521	43	142,728	51	121,311	49
Consumer loans not secured by real estate	149,099	10	149,768	12	45,730	8	50,557	11	50,167	13
Unallocated allowance	7,389	n/a	8,345	n/a	4,765	n/a	6,000	n/a	9,938	n/a

Total allowance for loan losses	$1,102,753	100%	$709,444	100%	$471,030	100%	$419,599	100%	$391,003	100%

Reserve for unfunded lending commitments	65,162		28,301		15,255		18,212		17,713

Total allowance for credit losses	$1,167,915		$737,745		$486,285		$437,811		$408,716

Commercial Portfolio. The allowance for loan losses for the commercial portfolio increased from $434.0 million at December 31, 2007 to $752.8 million at December 31, 2008 due to an increase in criticized assets and 2.2% growth in the commercial loan portfolio (excluding multi-family loans). As a percentage of the total commercial portfolio, the allowance increased from 1.40% to 2.37%. This increase is due to continued weakening of the commercial loan portfolio in 2008 compared to the prior year, primarily in construction lending, commercial real estate and commercial industrial lending. During 2008, net charge-offs in this portfolio totaled $225.1 million or 82 basis points, as compared to $50.5 million or 20 basis points in 2007. This deterioration was factored into the Company’s calculation of its allowance for loan losses. Non-accrual commercial loans to total commercial loans was 191 basis points at December 31, 2008 compared to 50 basis points at the end of 2007. During the latter half of 2008 the Company has begun to slow the pace of commercial loan originations as the recessionary environment has led to decreased loan demand.
Consumer Loans Secured by Real Estate Portfolio. The allowance for the consumer loans secured by real estate portfolio increased from $117.4 million at December 31, 2007 to $193.4 million at December 31, 2008 or 65%. As a percentage of the total consumer secured by real estate portfolio, the allowance increased from 0.60% to 1.06%. This increase is due primarily to deterioration in our Alt-A residential loan portfolio. We have also increased the amount of reserves we hold on our in-footprint home equity loans and residential real estate loans compared to the prior year because of the decline in home prices that was experienced in 2008 throughout the country and deteriorating economic conditions.

Consumer Loans Not Secured by Real Estate Portfolio. The allowance for the consumer loans not secured by real estate portfolio decreased from $149.8 million at December 31, 2007 to $149.1 million at December 31, 2008 due to a decrease of $1.7 billion in auto loans. As a percentage of the total consumer not secured by real estate portfolio, the allowance increased from 2.04% to 2.65% since we are no longer originating auto loans. Additionally, Sovereign increased the pass allocation reserve factor in light of recent deterioration in this segment of our loan portfolio due to the current economic weakness.
Unallocated Allowance. The unallocated allowance is maintained to account for a level of imprecision in management’s estimation process. The unallocated allowance decreased from $8.3 million at December 31, 2007 to $7.4 million at December 31, 2008. As a percentage of the total reserve, the unallocated portion decreased from 1.1% to 0.6%. Management continuously evaluates its class allowance reserving methodology; however the unallocated allowance is subject to changes each reporting period due to certain inherent but undetected losses, which are probable of being realized within the loan portfolio.
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
Table 11 presents thrift regulatory capital requirements and the capital ratios of Sovereign Bank at December 31, 2008. It also presents capital ratios for Sovereign Bancorp, Inc.
Table 11: Regulatory Capital Ratios

		OTS — REGULATIONS
	Sovereign
	Bank		Well
	December 31,	Minimum	Capitalized
	2008	Requirement	Requirement
Tier 1 leverage capital to tangible assets	5.95%	4.00%	5.00%
Tier 1 risk-based capital to risk adjusted assets	6.59	4.00	6.00
Total risk-based capital to risk adjusted assets	10.20	8.00	10.00

	Sovereign Bancorp	Sovereign Bancorp
	December 31, 2008(1)	December 31, 2007(1)
Tier 1 leverage capital ratio	5.73%	5.89%
Tangible common equity to tangible assets, including AOCI(2)	2.57%	4.04%

(1)	OTS capital regulations do not apply to savings and loan holding companies. These ratios are computed as if those regulations did apply to Sovereign Bancorp.

(2)	Accumulated other comprehensive income

Liquidity and Capital Resources
Liquidity represents the ability of Sovereign to obtain cost effective funding to meet the needs of customers, as well as Sovereign’s financial obligations. Factors that impact the liquidity position of Sovereign include loan origination volumes, loan prepayment rates, maturity structure of existing loans, core deposit growth levels, certificate of deposit maturity structure and retention, Sovereign’s credit ratings, investment portfolio cash flows, maturity structure of wholesale funding, etc. These risks are monitored and centrally managed. This process includes reviewing all available wholesale liquidity sources. As of December 31, 2008, Sovereign had $21.5 billion in unused available overnight liquidity in the form of unused federal funds purchased lines, unused FHLB borrowing capacity, unused borrowing lines with the Federal Reserve Bank and unencumbered investment portfolio securities. Sovereign also forecasts future liquidity needs and develops strategies to ensure adequate liquidity is available at all times.
Sovereign Bank has several sources of funding to meet its liquidity requirements, including the liquid investment securities portfolio, the core deposit base, the ability to acquire large deposits, FHLB borrowings, Federal Reserve borrowings, wholesale deposit purchases, federal funds purchased, reverse repurchase agreements, and to a lessor extent given the current economic environment, issue public debt and equity securities in the local and national markets and the capability to securitize or package loans for sale.
Sovereign’s holding company has the following major sources of funding to meet its liquidity requirements: dividends and returns of investment from its subsidiaries, short-term investments held by nonbank affiliates and access to the capital markets. Sovereign Bank may pay dividends to its parent subject to approval of the OTS. Sovereign Bank declared and paid dividends to the parent company of $30 million in 2008, $240 million in 2007, and $600 million in 2006. During the second quarter of 2008, Sovereign issued $1.39 billion of common stock. During the third quarter of 2008, Sovereign Bancorp contributed $800 million of cash to the Bank to help bolster its capital ratios. At December 31, 2008, our holding company liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.
The Company has been aggressively working to increase its liquidity position, and, as of December 31, 2008, we had over $30.8 billion in committed liquidity from the FHLB and the Federal Reserve Bank. Of this amount, $15 billion is unused and therefore provides additional borrowing capacity and liquidity for the Company. During the latter half of 2008 we pledged additional assets to the Federal Reserve which resulted in an increase in available liquidity. We believe that our committed liquidity levels provide adequate liquidity in this difficult economic environment.
As previously mentioned Sovereign adopted FAS 157 on January 1, 2008. Sovereign’s level 3 investments are comprised of certain non-agency mortgage backed securities and FNMA/FHLMC preferred stock, which are not actively traded. In certain instances, Sovereign is the sole investor of the issued security. Sovereign receives third party broker quotes to determine their estimated fair value. The prices of our securities are benchmarked against similar securities that are more actively traded to validate the reasonableness of their fair value. Our fair value estimates assume liquidation in an orderly market and not under distressed circumstances. If Sovereign was required to sell these securities in an unorderly fashion, actual proceeds received could potentially be significantly less than their estimated fair values. However, due to the sale of our CDO portfolio and the impairment charge recorded on our Fannie Mae and Freddie Mac preferred stock in 2008 the outstanding balance of our level 3 assets on our balance sheet has declined significantly from a year ago.
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
Cash and cash equivalents increased $624 million in 2008. Net cash provided by operating activities was $2.0 billion for 2008. Net cash provided by investing activities for 2008 was $4.0 billion, which consisted primarily of proceeds from the sale of investment securities of $5.2 billion. We also had repayments or maturities of investments of $4.5 billion and purchased $8.3 billion of investments in 2008. Net cash used by financing activities for 2008 was $5.4 billion, which was primarily due to a $7.2 million decrease in borrowing and other debt obligations. See the consolidated statement of cash flows for further details on our sources and uses of cash.
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
Contractual Obligations

	PAYMENTS DUE BY PERIOD
		Less Than			After
(Dollars in thousands)	Total	1 Year	1-3 Years	4-5 Years	5 Years

Borrowings and other debt obligations:
FHLB advances(1)	$15,420,340	$7,693,610	$1,827,727	$900,177	$4,998,826
Fed Funds(1)	2,000,953	2,000,953	—	—	—
Other debt obligations(1)(2)	5,214,255	352,357	1,160,174	2,750,161	951,563
Junior subordinated debentures to Capital Trusts(1)(2)	3,821,134	86,114	167,891	172,694	3,394,435
Certificates of deposit(1)	17,054,346	15,811,110	972,997	211,124	59,115
Investment partnership commitments(3)	10,288	6,547	3,648	26	67
Operating leases	833,156	101,323	187,332	153,873	390,628

Total contractual cash obligations	$44,354,472	$26,052,014	$4,319,769	$4,188,055	$9,794,634

(1)	Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at December 31, 2008. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Includes all carrying value adjustments, such as unamortized premiums or discounts and hedge basis adjustments.

(3)	The commitments to fund investment partnerships represent future cash outlays for the construction and development of properties for low-income housing and historic tax credit projects. The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership or operating agreement and could change due to variances in the construction schedule, project revisions, or the cancellation of the project.
Excluded from the above table are deposits of $31.9 billion that are due on demand by customers. Additionally, $86.7 million of tax liabilities associated with unrecognized tax benefits under FIN 48 have been excluded due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations.
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

OTHER COMMERCIAL COMMITMENTS

	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	Total
	Amounts	Less Than			Over
(Dollars in thousands)	Committed	1 Year	1-3 Years	4-5 Years	5 Years

Commitments to extend credit	$16,279,059	$6,029,196	$3,657,128	$1,668,736	$4,923,999	(1)
Standby letters of credit	2,801,433	638,391	1,011,405	812,146	339,491
Loans sold with recourse	985,418	692,767	35,650	81,315	175,686
Forward buy commitments	895,285	873,051	22,234	—	—

Total commercial commitments	$20,961,195	$8,233,405	$4,726,417	$2,562,197	$5,439,176

(1)	Of this amount, $4.6 billion represents the unused portion of home equity lines of credit.
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
The table below discloses the estimated sensitivity to Sovereign’s net interest income based on interest rate changes:

	The following estimated percentage
If interest rates changed in parallel by the	increase/(decrease) to
amounts below at December 31, 2008	net interest income would result	Policy Limits
Up 100 basis points	(3.12)%	(5.00)%
Down 100 basis points	3.31%	(5.00)%
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

Management then looks at the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk and also highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to Sovereign’s MVE at December 31, 2008 and December 31, 2007:

	The following estimated percentage
	increase/(decrease) to MVE would result
If interest rates changed in parallel by	December 31, 2008	December 31, 2007	Policy limits
Base (in thousands)	$6,735,655	$6,939,602	N/A
Up 200 basis points	(5.80)%	(12.50)%	(15.00)%
Up 100 basis points	(2.51)%	(5.99)%	(7.50)%
Down 100 basis points	(1.34)%	3.42%	7.50%
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

Table 12 presents selected quarterly consolidated financial data (in thousands, except per share data):
Table 12: Selected Quarterly Consolidated Financial Data

	THREE MONTHS ENDED
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2008	2008	2008	2008	2007	2007	2007	2007

Total interest income	$885,353	$959,822	$1,001,820	$1,076,169	$1,139,340	$1,150,142	$1,139,435	$1,227,339
Total interest expense	461,506	468,668	495,690	593,989	673,316	693,381	686,051	739,486

Net interest income	423,847	491,154	506,130	482,180	466,024	456,761	453,384	487,853
Provision for credit losses	340,000	304,000	132,000	135,000	148,192	162,500	51,000	46,000

Net interest income after provision for credit loss	83,847	187,154	374,130	347,180	317,832	294,261	402,384	441,853
(Loss)/gain on investment securities, net	(312,646)	(1,158,578)	1,908	14,135	(179,209)	1,884	—	970
Total fees and other income	110,762	162,842	205,209	157,625	153,183	141,389	190,297	45,882
General and administrative and other expenses	552,840	432,949	424,688	396,725	1,971,969	385,654	416,049	446,766

Income before income taxes	(670,877)	(1,241,531)	156,559	122,215	(1,680,163)	51,880	176,632	41,939
Income tax (benefit)/provision	932,316	(259,940)	29,120	22,080	(77,180)	(6,330)	29,180	(6,120)

Net (loss)/income	$(1,603,193)	$(981,591)	$127,439	$100,135	$(1,602,983)	$58,210	$147,452	$48,059
Dividends on preferred stock	(3,650)	(3,650)	(3,650)	(3,650)	(3,650)	(3,650)	(3,650)	(3,650)
Contingently convertible debt expense, net of tax	—	—	—	—	—	—	6,413	—

Net (loss)/income for EPS purposes	$(1,606,843)	$(985,241)	$123,789	$96,485	$(1,606,633)	$54,560	$150,215	$44,409

Earnings per share:
Basic	$(2.42)	$(1.48)	$0.22	$0.20	$(3.34)	$0.11	$0.30	$0.09

Diluted	$(2.42)	$(1.48)	$0.22	$0.20	$(3.34)	$0.11	$0.29	$0.09

Market prices:
High	$5.84	$10.69	$9.89	$13.07	$17.73	$21.94	$25.16	$26.42
Low	1.63	2.33	7.14	9.28	10.08	16.58	21.14	24.07
Dividends declared per common share	—	—	—	—	0.080	0.080	0.080	0.080

2008 Fourth Quarter Results
On February 3, 2009, Sovereign released a current report on Form 8-K announcing its preliminary and unaudited results for the fourth quarter of 2008 and reported net income for the fourth quarter of 2008 of $87.7 million, or $0.13 per diluted share, which was $1.1 billion or $1.61 per diluted share higher than the third quarter and $1.7 billion or $3.47 per diluted share higher than the fourth quarter of 2007 reported amount of $(1.6) billion, or $(3.34) per diluted share. Full year results indicated a loss of $666.3 million compared to a net loss of $1.35 billion in 2007. The results reported in this Annual Report on Form 10-K have been adjusted from the amounts reflected in our previously released Form 8-K to reflect three additional charges.
Subsequent to filing of our Form 8-K, it was concluded that Sovereign on a stand alone basis (i.e. management did not contemplate any potential benefits which may arise from our transaction with Santander in accordance with U.S. generally accepted accounting principles) would not generate pretax income in 2009 based upon revised earning expectations given the continued deteriorating economic conditions which are not showing signs of stabilizing. Given that Sovereign was in a cumulative pretax loss position for the past three years, it was concluded that these two facts made it more likely than not that $1.29 billion of deferred taxes would not be realized.
The other than temporary impairment analysis of certain non-agency mortgage securities was also completed after considering the continuing deteriorating condition of the real estate market through the first two months of 2009. Upon the conclusion of this effort it was determined that it was likely that Sovereign would not recover all of its outstanding principal of five securities which had a book value of $654.3 million whose fair value was $346.4 million. Under SFAS 115, if an entity determines that the principal value of the securities will not be collected in full, an impairment charge is required to be recorded to write down that security to its current fair market value even if the entity believes it will collect principal and interest well in excess of this amount. As a result, an other than temporary impairment charge was recorded of $307.9 million which was not tax effected given the conclusion on deferred tax asset realization as discussed above.
Finally the conclusions related to the fair value of our equity method investments was finalized after considering the continued deteriorating performance of this investment through the first two months of 2009. Given the expectation that current economic conditions will continue to negatively impact these investment’s results in future periods it was determined that the estimated fair value of our investment was significantly less than our cost basis and as a result a $95 million impairment charge which was not tax effected given the conclusion on deferred tax asset realization as discussed above was recorded.
The third quarter of 2008 included a $602 million loss on the sale of our CDO portfolio and a $575 million other-than-temporary impairment charge on FNMA and FHLMC preferred stock. The results for the fourth quarter of 2007 included the previously discussed $1.58 billion non-deductible goodwill impairment charge and an other-than-temporary impairment charge of $180.5 million on FNMA/FHLMC preferred stock. The returns on average equity and average assets were (85.40)% and (8.33)%, respectively, for the fourth quarter of 2008, compared to (48.18)% and (5.02)%, respectively, for the third quarter of 2008, and (72.92)% and (7.74)%, respectively, for the fourth quarter of 2007.
Net interest margin for the fourth quarter of 2008 was 2.66%, compared to 3.02% from the third quarter of 2008, and 2.77% in the fourth quarter of 2007. The decrease in margin in the fourth quarter of 2008 compared to the prior year was due the impact of Fed rate cuts in 2008 which resulted in lower yields on our variable rate commercial loan portfolio, our decision to shorten the duration of our investment portfolio, and the lack of dividends from our FHLB Pittsburgh stock and our Fannie Mae and Freddie Mac perpetual preferred stock. Additionally, during the fourth quarter, Sovereign deposits increased $5.3 billion primarily in higher cost money market and time deposit accounts which kept our funding costs stable despite a declining rate environment. Our 2009 net interest margin will continue to be influenced by the interest rate yield environment, levels of non-performing loans, and our ability to originate high quality loans and organically grow low cost deposits.
General and administrative expenses for the fourth quarter of 2008 were $412.8 million, compared to $387.5 million in the third quarter and $337.6 million in the fourth quarter of 2007. The primary reason for the increase quarter over quarter is a $15.8 million severance charge related to the reduction in the workforce, as well as an $5.5 million write-off of collateral related to terminated swap positions. The increase in year-over-year fourth quarter general and administrative expenses was largely driven by higher deposit insurance premiums and severance charges.
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
Sovereign Bancorp, Inc. (“Sovereign”) is responsible for the preparation, integrity, and fair presentation of its published financial statements as of December 31, 2008, and the year then ended. The consolidated financial statements and notes included in this annual report have been prepared in accordance with United States generally accepted accounting principles and, as such, include some amounts that are based on management’s best judgments and estimates.
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
Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2008, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2008, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework”. Ernst & Young LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting.

/s/ Gabriel Jaramillo	/s/ Kirk W. Walters

Gabriel Jaramillo	Kirk W. Walters
Chairman and Chief Executive Officer	Chief Financial Officer and Executive Vice President
March 17, 2009

Report of Independent Registered Public Accounting Firm
THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
SOVEREIGN BANCORP, INC.
We have audited the accompanying consolidated balance sheets of Sovereign Bancorp, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of Sovereign Bancorp Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Sovereign Bancorp, Inc. at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Sovereign Bancorp Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 17, 2009

Report of Independent Registered Public Accounting Firm
THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
SOVEREIGN BANCORP, INC.
We have audited Sovereign Bancorp Inc.’s internal control over financial reporting as of December 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Sovereign Bancorp Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Sovereign Bancorp, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Sovereign Bancorp, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated March 17, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 17, 2009

Consolidated Balance Sheets

	AT DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE DATA)	2008	2007

Assets
Cash and amounts due from depository institutions	$3,754,523	$3,130,770
Investment securities available for sale	9,301,339	13,941,847
Other investments	718,771	1,200,545
Loans held for investment	55,403,371	57,232,019
Allowance for loan losses	(1,102,753)	(709,444)

Net loans held for investment	54,300,618	56,522,575

Loans held for sale	327,332	547,760
Premises and equipment	550,150	562,332
Accrued interest receivable	251,612	350,534
Goodwill	3,431,481	3,426,246
Core deposit and other intangibles, net of accumulated amortization of $858,578 in 2008 and $754,935 in 2007	268,472	372,116
Bank owned life insurance	1,847,688	1,794,099
Other assets	2,341,682	2,897,572

Total Assets	$77,093,668	$84,746,396

Liabilities
Deposits and other customer accounts	$48,438,573	$49,915,905
Borrowings and other debt obligations	20,816,224	26,126,082
Advance payments by borrowers for taxes and insurance	93,225	83,091
Other liabilities	2,000,971	1,482,563

Total Liabilities	71,348,993	77,607,641

Minority interest-preferred securities of subsidiaries	147,961	146,430

Stockholders’ Equity
Preferred stock; no par value; $25,000 liquidation preference; 7,500,000 shares authorized; 8,000 shares outstanding in 2008 and 8,000 shares issued and outstanding in 2007	195,445	195,445
Common stock; no par value; 800,000,000 shares authorized; 666,161,708 issued in 2008 and 482,773,610 issued in 2007	7,718,771	6,295,572
Warrants and employee stock options issued	350,572	348,365
Treasury stock (2,217,811 shares in 2008 and 1,369,453 shares in 2007, at cost)	(9,379)	(19,853)
Accumulated other comprehensive loss	(785,814)	(326,133)
Retained (deficit)/earnings	(1,872,881)	498,929

Total Stockholders’ Equity	5,596,714	6,992,325

Total Liabilities and Stockholders’ Equity	$77,093,668	$84,746,396

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Operations

	FOR THE YEAR ENDED DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)	2008	2007	2006

Interest Income:
Interest-earning deposits	$5,820	$19,112	$16,752
Investment securities:
Available for sale	554,351	721,015	602,575
Held to maturity	—	—	104,026
Other	23,786	51,645	51,414
Interest on loans	3,339,207	3,864,484	3,551,637

Total interest income	3,923,164	4,656,256	4,326,404

Interest Expense:
Deposits and other customer accounts	951,588	1,627,315	1,372,197
Borrowings and other debt obligations	1,068,265	1,164,919	1,132,659

Total interest expense	2,019,853	2,792,234	2,504,856

Net interest income	1,903,311	1,864,022	1,821,548
Provision for credit losses	911,000	407,692	484,461

Net interest income after provision for credit losses	992,311	1,456,330	1,337,087

Non-interest Income:
Consumer banking fees	312,627	295,815	275,952
Commercial banking fees	213,945	202,304	179,060
Mortgage banking (expense)/revenue	(13,226)	(67,792)	24,239
Capital markets revenue/(expense)	23,810	(19,266)	17,569
Bank-owned life insurance	75,990	85,855	67,039
Miscellaneous income	23,292	33,835	33,677

Total fees and other income	636,438	530,751	597,536
Net loss on investment securities	(1,455,181)	(176,355)	(311,962)

Total non-interest income	(818,743)	354,396	285,574

General and administrative expenses:
Compensation and benefits	774,976	673,528	652,703
Occupancy and equipment	310,535	308,698	290,163
Technology expense	102,591	96,265	95,488
Outside services	64,474	67,509	69,195
Marketing expense	78,995	56,101	55,053
Other administrative	209,838	143,737	127,387

Total general and administrative expenses	1,541,409	1,345,838	1,289,989

Other Expenses:
Amortization of intangibles	103,643	126,717	109,838
Goodwill impairment	—	1,576,776	—
Minority interest expense and equity method investments	149,399	67,263	56,891
Loss on economic hedges	—	—	11,387
Transaction related and integration charges, net	12,751	2,242	42,420
Loss on debt extinguishment and other restructuring costs	—	61,999	78,668
ESOP expense related to freezing of plan	—	40,119	—
Proxy and related professional fees	—	(516)	14,337

Total other expenses	265,793	1,874,600	313,541

(Loss)/Income before income taxes	(1,633,634)	(1,409,712)	19,131
Income tax provision/(benefit)	723,576	(60,450)	(117,780)

NET (LOSS)/INCOME	$(2,357,210)	$(1,349,262)	$136,911

(Loss)/Earnings per share:
Basic	$(3.98)	$(2.85)	$0.30
Diluted	$(3.98)	$(2.85)	$0.30
Dividends Declared Per Common Share	$—	$.32	$.30
See accompanying notes to the consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

	Common			Warrants	Unallocated
	Shares	Preferred	Common	and Stock	Stock Held
(IN THOUSANDS)	Outstanding	Stock	Stock	Options	by ESOP

Balance, December 31, 2005	358,018	$—	$3,657,543	$337,346	$(21,396)

Comprehensive income:
Net income	—	—	—	—	—
Change in unrealized gain/(loss), net of tax:
Investments available for sale	—	—	—	—	—
Cash flow hedge derivative financial instruments	—	—	—	—	—
Total comprehensive income	—	—	—	—	—
Adjustment to initially apply SFAS 158, net of tax	—	—	—	—	—
Total	—	—	—	—	—
Issuance of common stock	90,182	—	2,031,857	—	—
Issuance of preferred stock	—	195,445	—	—	—
Stock issued in connection with employee benefit and incentive compensation plans	3,197	—	19,319	(3,923)	2,377
Employee stock options issued	—	—	—	9,968	—
Stock dividend	22,607	—	474,562	—	—
Dividends paid on common stock	—	—	—	—	—
Dividends paid on preferred stock	—	—	—	—	—
Stock repurchased	(249)	—	—	—	—

Balance, December 31, 2006	473,755	$195,445	$6,183,281	$343,391	$(19,019)

Comprehensive loss:
Net loss	—	—	—	—	—
Change in unrealized gain/(loss), net of tax:
Investments available for sale	—	—	—	—	—
Pension liabilities
Cash flow hedge derivative financial instruments	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—
Cumulative transition adjustment related to the adoption of FIN 48	—	—	—	—	—
Issuance of common stock	980	—	21,885	—	—
Stock issued in connection with employee benefit and incentive compensation plans	5,874	—	71,426	(1,614)	11,425
Employee stock options issued	—	—	—	6,588	—
ESOP shares sold in conjunction with plan termination	1,102	—	18,980	—	7,594
Dividends paid on common stock	—	—	—	—	—
Dividends paid on preferred stock	—	—	—	—	—
Stock repurchased	(307)	—	—	—	—

Balance, December 31, 2007	481,404	$195,445	$6,295,572	$348,365	$—

Comprehensive loss:
Net loss	—	—	—	—	—
Change in unrealized gain/(loss), net of tax:
Investments available for sale	—	—	—	—	—
Pension liabilities
Cash flow hedge derivative financial instruments	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—
Issuance of common stock	180,548	—	21,275	—	—
Stock issued in connection with employee benefit and incentive compensation plans	2,283	—	1,401,924	(1,349)	—
Employee stock options issued	—	—	—	3,556	—
Dividends paid on preferred stock	—	—	—	—	—
Stock repurchased	(289)	—	—	—	—

Balance, December 31, 2008	663,946	$195,445	$7,718,771	$350,572	$—

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Stockholders’ Equity (continued)

		Accumulated
		Other	Retained	Total
	Treasury	Comprehensive	(Deficit)/	Stockholders’
	Stock	Income/(Loss)	Earnings	Equity

Balance, December 31, 2005	$(478,734)	$(170,798)	$2,486,738	$5,810,699

Comprehensive income:
Net income	—	—	136,911	136,911
Change in unrealized gain/(loss), net of tax:
Investments available for sale	—	169,518	—	169,518
Cash flow hedge derivative financial instruments	—	(17,355)	—	(17,355)

Total comprehensive income	—	—	—	289,074
Adjustment to initially apply SFAS 158, net of tax	—	(6,111)	—	(6,111)

Total	—	—	—	282,963
Issuance of common stock	389,956	—	—	2,421,813
Issuance of preferred stock	—	—	—	195,445
Stock issued in connection with employee benefit and incentive compensation plans	45,038	—	—	62,811
Employee stock option issued	—	—	—	9,968
Stock dividend	—	—	(474,562)	—
Dividends paid on common stock	—	—	(126,104)	(126,104)
Dividends paid on preferred stock	—	—	(7,908)	(7,908)
Stock repurchased	(5,288)	—	—	(5,288)

Balance, December 31, 2006	$(49,028)	$(24,746)	$2,015,075	$8,644,399

Comprehensive loss:
Net loss	—	—	(1,349,262)	(1,349,262)
Change in unrealized gain/(loss), net of tax:
Investments available for sale	—	(191,795)	—	(191,795)
Pension liabilities		1,908		1,908
Cash flow hedge derivative financial instruments	—	(111,500)	—	(111,500)

Total comprehensive loss	—	—	—	(1,650,649)
Cumulative transition adjustment related to the adoption of FIN 48	—	—	952	952
Issuance of common stock	—	—	—	21,885
Stock issued in connection with employee benefit and incentive compensation plans	36,743	—	—	117,980
Employee stock option issued	—	—	—	6,588
ESOP shares sold in conjunction with plan termination	—	—	—	26,574
Dividends paid on common stock	—	—	(153,236)	(153,236)
Dividends paid on preferred stock	—	—	(14,600)	(14,600)
Stock repurchased	(7,568)	—	—	(7,568)

Balance, December 31, 2007	$(19,853)	$(326,133)	$498,929	$6,992,325

Comprehensive loss:
Net loss	—	—	(2,357,210)	(2,357,210)
Change in unrealized gain/(loss), net of tax:
Investments available for sale	—	(352,423)	—	(352,423)
Pension liabilities		(16,831)		(16,831)
Cash flow hedge derivative financial instruments	—	(90,427)	—	(90,427)
Total comprehensive loss	—	—	—	(2,816,891)
Issuance of common stock	—	—	—	21,275
Stock issued in connection with employee benefit and incentive compensation plans	13,874	—	—	1,414,449
Employee stock options issued	—	—	—	3,556
Dividends paid on preferred stock	—	—	(14,600)	(14,600)
Stock repurchased	(3,400)	—	—	(3,400)

Balance, December 31, 2008	(9,379)	(785,814)	(1,872,881)	5,596,714

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flow

	FOR THE YEAR ENDED DECEMBER 31,
(IN THOUSANDS)	2008	2007	2006

Cash Flows From Operating Activities:
Net (loss)/ income	$(2,357,210)	$(1,349,262)	$136,911
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	911,000	407,692	484,461
Deferred taxes	837,028	(171,565)	(226,432)
Depreciation and amortization	225,913	266,715	220,959
Impairment on goodwill	—	1,576,776	—
Impairment on equity method investment	95,000	—	—
Net amortization/accretion of investment securities and loan premiums and discounts	(4,961)	48,019	126,417
Net (gain)/loss on the sale of loans	(38,761)	(16,178)	(30,078)
Net (gain)/loss on investment securities	1,455,181	176,355	311,962
Net loss on real estate owned and premises and equipment	12,379	6,132	2,049
Loss on debt extinguishments	—	14,714	—
Loss on economic hedges	—	—	11,387
Stock based compensation	23,337	28,011	35,475
Allocation of Employee Stock Ownership Plan	—	40,119	2,377
Origination and purchase of loans held for sale, net of repayments	(5,569,238)	(5,113,911)	(2,980,514)
Proceeds from the sale of loans held for sale	6,246,226	4,966,782	3,421,425
Net change in:
Accrued interest receivable	98,922	72,367	(57,765)
Other assets and bank owned life insurance	(403,846)	(286,585)	(585,389)
Other liabilities	461,028	(34,712)	114,240

Net cash provided by operating activities	1,991,998	631,469	987,485

Cash Flows From Investing Activities:
Proceeds from sales investment securities:
Available for sale	5,203,297	669,053	12,052,450
Held to maturity	—	—	1,774,475
Proceeds from repayments and maturities of investment securities:
Available for sale	4,539,052	4,203,214	1,847,294
Held to maturity	—	—	186,845
Net change in other investments	481,774	(197,533)	(351,713)
Net change in securities available for sale	2,000,000	(1,800,620)	371,695
Purchases of investment securities:
Available for sale	(8,299,508)	(3,593,836)	(14,591,166)
Held to maturity	—	—	(557,704)
Proceeds from sales of loans	177,739	9,461,279	4,848,438
Purchase of loans	(411,488)	(290,720)	(6,828,628)
Net change in loans other than purchases and sales	380,216	(4,384,354)	(4,616,040)
Proceeds from sales of premises and equipment and real estate owned	37,424	47,691	21,155
Purchases of premises and equipment	(74,161)	(70,254)	(115,162)
Net cash (paid) received from business combinations	—	—	(2,713,208)

Net cash provided by/(used in) investing activities	4,034,345	4,043,920	(8,671,269)

Cash Flows From Financing Activities:
Net change in deposits and other customer accounts	(1,479,576)	(2,478,869)	3,368,642
Net increase (decrease) in borrowings and other debt obligations	(7,230,785)	1,024,006	2,271,801
Proceeds from senior credit facility and senior notes, net of issuance costs	2,088,452	580,000	875,000
Repayments of borrowings and other debt obligations	(180,000)	(2,347,090)	(550,000)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	10,134	(14,950)	(60,532)
Maturity of minority interest	—	(11,822)	(54,000)
Proceeds from issuance of preferred stock, net of issuance costs	—	—	195,445
Proceeds from issuance of common stock, net of issuance costs	1,405,993	35,627	2,043,009
Sale of unallocated ESOP shares	—	26,574	—
Treasury stock repurchases, net of proceeds	(2,208)	5,624	400,612
Cash dividends paid to preferred stockholders	(14,600)	(14,600)	(7,908)
Cash dividends paid to common stockholders	—	(153,236)	(126,104)

Net cash (used in)/provided by financing activities	(5,402,590)	(3,348,736)	8,355,965

Net change in cash and cash equivalents	623,753	1,326,653	672,181
Cash and cash equivalents at beginning of year	3,130,770	1,804,117	1,131,936

Cash and cash equivalents at end of year	$3,754,523	$3,130,770	$1,804,117

See accompanying notes to the consolidated financial statements.

Supplemental Disclosures:

	AT DECEMBER 31,
(IN THOUSANDS)	2008	2007	2006

Income taxes paid / (refund received)	$(5,429)	$204,090	$155,963
Interest paid	2,097,222	2,984,896	2,327,659
Non-cash Transactions: In the second quarter of 2008, Sovereign completed an on-balance sheet securitization which had the impact of reclassifying $781 million of residential mortgage loans to investments available for sale.
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
In 2006, Sovereign securitized $0.9 billion of dealer floor plan loans. In connection with this securitization, Sovereign retained $56.1 million of securitized retained interests in the form of subordinated certificates, cash reserve accounts and interest only strips which are reflected as a non-cash transaction between loans and investments available for sale.
See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements
Note 1 — Summary of Significant Accounting Policies
Sovereign is a Virginia corporation and is the holding company of Sovereign Bank (“Sovereign Bank” or “the Bank”). Sovereign is headquartered in Boston, Massachusetts and Sovereign Bank is headquartered in Wyomissing, Pennsylvania. Sovereign’s primary business consists of attracting deposits from its network of community banking offices, located throughout eastern Pennsylvania, New Jersey, New York, New Hampshire, Massachusetts, Connecticut, Rhode Island and Maryland, and originating commercial, home equity loans and residential mortgage loans in those communities. On January 30, 2009, Sovereign was acquired by Banco Santander, SA. (“Santander”). Sovereign shareholders received .3206 shares of Santander ADS for each share of Sovereign stock. See Note 31 for further details. These financial statements have been prepared assuming Sovereign Bancorp continued as a going concern and therefore the effects of the Santander acquisition are not reflected in these financial statements.
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
b. Use of Estimates — The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our most significant estimates pertain to our allowance for loan losses, impaired loans, and fair value measurements related to our investment portfolio. Actual results could differ from those estimates.
c. Per Share Information — Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding, excluding options and warrants. The dilutive effect of options is calculated using the treasury stock method, the dilutive effect of our warrants issued in connection with our contingently convertible debt issuance is calculated under the if-converted method. However, due to the net losses recorded in 2008 and 2007 and the low level of earnings recorded in 2006, Sovereign has excluded the impact of these instruments since the result would have been anti-dilutive.
d. Revenue Recognition — Non-interest income includes fees from deposit accounts, loan commitments, standby letters of credit and financial guarantees, interchange income, mortgage servicing (net of amortization and write-downs of servicing rights), underwriting gains or losses from capital markets investment and derivative trading activities and other financial service-related products. These fees are generally recognized over the period that the related service is provided. Also included in non-interest income are gains or losses on sales of investment securities and loans. Gains or losses on sales of investment securities are recognized on the trade date, while gains on sales of loans are recognized when the sale is complete. Gains or losses on the sales of mortgage, multi-family and home equity loans are included within mortgage banking revenues. Income from bank-owned life insurance represents increases in the cash surrender value of the policies, as well as insurance proceeds.
e. Investment Securities and Other Investments — Investment securities that the Company has the intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Securities expected to be held for an indefinite period of time are classified as available for sale and are carried at fair value with temporary unrealized gains and losses reported as a component of accumulated other comprehensive income within stockholders’ equity, net of estimated income taxes. Gains or losses on the sales of securities are recognized at the trade date utilizing the specific identification method. In determining if and when a decline in market value below amortized cost is other-than-temporary for its investments in marketable equity securities and debt instruments, Sovereign considers the duration and severity of the unrealized loss, the financial condition and near term prospects of the issuers, and Sovereign’s intent and ability to hold the investments to allow for a recovery in market value in a reasonable period of time which for debt securities may mean maturity. When such a decline in value is deemed to be other-than-temporary, the Company recognizes an impairment loss in the current period operating results to the extent of the decline.
Other investments include $0.7 billion and $0.9 billion at December 31, 2008 and 2007, respectively, of Sovereign’s investment in the stock of the Federal Home Loan Bank (FHLB) of Boston, New York and Pittsburgh. Although FHLB stock is an equity interest in a FHLB, it does not have a readily determinable fair value for purposes of FASB Statement No. 115, because its ownership is restricted and it lacks a market. FHLB stock can be sold back only at its par value of $100 per share and only to the FHLBs or to another member institution.. Sovereign evaluates this investment for impairment under the provisions of AICPA Statement of Position 01-6 “Accounting by Certain Entities (Including Entities With Trade Receivables) That Lend to or Finance the Activities of Others” and bases our impairment evaluation on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. In December, the FHLB of Pittsburgh announced it was suspending dividends on its stock and that it would not repurchase any excess capital stock in order to maintain their liquidity and capital positions We have considered these developments and concluded that our investment in FHLB Pittsburgh is not impaired. However we will continue to closely monitor this investment in future periods.
f. Loans Held for Sale — Loans held for sale are recorded at the lower of cost or estimated fair value on an aggregate basis at the time a decision is made to sell the loan with any decline in value attributable to credit deterioration below its carrying amount charged to the allowance for loan losses. Any declines in value attributable to interest rates below its carrying amount are recorded as reductions to non-interest income and typically is recorded within mortgage banking revenues as the majority of our loans held for sale are residential and home equity loans. Any subsequent decline in the estimated fair value of loans held for sale is included as a reduction of non-interest income in the consolidated statements of operations. Residential mortgage loans classified as held for sale that were originated subsequent to January 1, 2008 are recorded at fair value since Sovereign adopted SFAS No. 159 for these assets. See Note 2.
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
k. Other Real Estate Owned — Other real estate owned (“OREO”) consists of properties acquired by, or in lieu of, foreclosure in partial or total satisfaction of non-performing loans. OREO obtained in satisfaction of a loan is recorded at the lower of cost or estimated fair value minus estimated costs to sell based upon the property’s appraisal value at the date of transfer. The excess of the carrying value of the loan over the fair value of the property minus estimated costs to sell are charged to the allowance for loan losses. Any decline in the estimated fair value of OREO that occurs after the initial transfer from the loan portfolio and costs of holding the property are recorded as operating expenses, except for significant property improvements that are capitalized to the extent that carrying value does not exceed estimated fair value. OREO is classified within other assets on the consolidated balance sheet and totaled $71.4 million and $56.8 million at December 31, 2008 and December 31, 2007, respectively.
l. Bank Owned Life Insurance — Bank owned life insurance (“BOLI”) represents the cash surrender value for life insurance policies for certain employees who have provided positive consent allowing the Bank to be the beneficiary of such policies. Increases in the net cash surrender value of the policies, as well as insurance proceeds received, are recorded in non-interest income, and are not subject to income taxes.
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
Periodic reviews of the carrying amount of deferred tax assets are made to determine if the establishment of a valuation allowance is necessary. If based on the available evidence in future periods, it is more likely that not that all or a portion of the Company’s deferred tax assets will not be realized, a deferred tax valuation allowance would be established. Consideration is given to all positive and negative evidence related to the realization of the deferred tax assets.
Items considered in this evaluation include historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earning trends and the timing of reversals of temporary differences. The evaluation is based on current tax laws as well as expectations of future performance on a standalone basis (i.e. Management did not consider the potential economic benefits associated with our transaction with Santander in accordance with U.S. generally accepted accounting principles). The transaction with Santander was signed on October 12, 2008 and closed on January 30th 2009
SFAS No. 109 suggests that additional scrutiny should be given to deferred tax assets of an entity with cumulative pre-tax losses during the three most recent years and is widely considered significant negative evidence that is objective and verifiable and therefore, difficult to overcome. During the three years ended December 31, 2008, we had cumulative pre-tax losses and considered this factor in our analysis of deferred tax assets. Additionally, based the continued economic uncertainty that currently exists at this time, it was determined that it was probable that the Company would not generate significant pre-tax income in the near term on a standalone basis. As a result of these facts, Sovereign recorded a $1.43 billion valuation allowance against its deferred tax assets for the year-ended December 31, 2008.
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

Notes to Consolidated Financial Statements
Note 1 — Summary of Significant Accounting Policies (continued)
Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. Sovereign reviews its tax balances quarterly and as new information becomes available, the balances are adjusted, as appropriate. The Company is subject to ongoing tax examinations and assessments in various jurisdictions. The Internal Revenue Service (the “IRS”) recently examined the Company’s federal income tax returns for the years 2002 through 2005. The IRS completed this review in 2008. Included in this examination cycle are two separate financing transactions with an international bank totaling $1.2 billion. As a result of these transactions, Sovereign was subject to foreign taxes of $154.0 million during the years 2003 through 2005 and claimed a corresponding foreign tax credit for foreign taxes paid during those years. In 2006 and 2007, Sovereign was subject to an additional $87.6 million and $22.5 million, respectively, of foreign taxes related to these financing transactions and claimed a corresponding foreign tax credit. The IRS issued a notification of adjustment disallowing the foreign tax credits taken in 2003-2005 in the amount of $154.0 million related to these transactions; disallowing deductions for issuance costs and interest expense related to the transaction which would result in an additional tax liability of $24.9 million; and assessed interest and penalties, the combined amount of which totaled approximately $71.0 million. In addition, the IRS has commonced its audit for the years 2006 and 2007. We expect that in the future the IRS will propose to disallow the foreign tax credits and deductions taken in 2006 and 2007 of $87.6 million and $22.5 million, respectively; disallow deductions for issuance costs and interest expense which would result in an additional tax liability of $37.1 million; and to assess interest and penalties. Sovereign expects that it will need to litigate this matter with the IRS. Sovereign continues to believe that it is entitled to claim these foreign tax credits and deductions and also believes that its recorded tax reserves for this position of $58.3 million adequately provides for any potential exposure to the IRS related to this item and other tax assessments. However, as the Company continues to go through the IRS administrative process, and if necessary litigation, we will continue to evaluate the appropriate tax reserve levels for this position and any changes made to the tax reserves may materially affect Sovereign’s income tax provision, net income and regulatory capital in future periods.
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
Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the balance sheet as an asset or liability, with a corresponding charge or credit, net of tax, recorded in accumulated other comprehensive income within stockholders’ equity, in the accompanying consolidated balance sheet. Amounts are reclassified from accumulated other comprehensive income to the statement of operations in the period or periods the hedged transaction affects earnings. In the case where certain cash flow hedging relationships have been terminated, the Company continues to defer the net gain or loss in accumulated other comprehensive income and reclassifies it into interest expense as the future cash flows occur, unless it becomes probable that the future cash flows will not occur. See Note 23 for further discussion.
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
Sovereign follows the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” to account for its goodwill. We perform our annual goodwill impairment test in the fourth quarter and whenever events occur or circumstances change that indicate the fair value of a reporting unit may be below its carrying value. Sovereign performed goodwill impairment testing during each quarter of 2008 and concluded goodwill was not impaired. Goodwill is reviewed for impairment utilizing a two-step process. The first step requires Sovereign to identify the reporting units and compare the fair value of each reporting unit to its respective carrying amount, including its allocated goodwill. If the carrying value is higher than the fair value, there is an indication that an impairment may exist and a second step must be performed. The second step entails calculating the implied fair value of goodwill as if a reporting unit is purchased at its step 1 fair value. This is determined in the same manner as goodwill in a business combination. If the implied fair value of goodwill is in excess of the reporting units allocated goodwill amount then no impairment charge is required. See Note 4 for additional discussion.
r. Asset Securitizations — Sovereign has securitized multi-family and commercial real estate loans, mortgage loans, home equity and other consumer loans, as well as automotive floor plan receivables that it originated and/or purchased from certain other financial institutions. After receivables or loans are securitized, the Company continues to maintain account relationships with its customers. Sovereign may provide administrative, liquidity facilities and/or other services to the resulting securitization entities, and may continue to service the financial assets sold to the securitization entity.
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
s. Marketing expense — Marketing costs are expensed as incurred.
t. Stock Based Compensation — Sovereign adopted the expense recognition provisions of SFAS No. 123, “Accounting for Stock Based Compensation,” for stock based employee compensation awards issued on or after January 1, 2002. Sovereign accounted for all options granted prior to January 1, 2002, in accordance with the intrinsic value model of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” Sovereign estimates the fair value of option grants using a Black-Scholes option pricing model and, for options issued subsequent to January 1, 2002, expenses this value over the vesting periods as required in SFAS No. 123. Reductions in compensation expense associated with forfeited options are estimated at the date of grant, and this estimated forfeiture rate is adjusted quarterly based on actual forfeiture experience. Effective January 1, 2006, Sovereign adopted SFAS No.123R which did not have a material impact on Sovereign’s financial statements since we had previously adopted SFAS No. 123.
The fair value for our stock option grants were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	GRANT DATE YEAR
	2008	2007	2006

Expected volatility	.280 - .468	.214 - .235	.262 - .278
Expected life in years	6.00	6.00	6.00
Stock price on date of grant	$4.77 - 7.73	$17.62 - 25.76	$19.98 - 25.77
Exercise price	$4.77 - 7.73	$17.62 - 25.76	$19.98 - 25.77
Weighted average exercise price	$5.27	$22.74	$20.30
Weighted average fair value	$2.54	$6.24	$6.42
Expected dividend yield	N/A	1.24% - 1.82%	1.11% - 1.50%
Risk-free interest rate	2.84% - 3.51%	4.07% - 5.04%	4.28% - 5.13%
Vesting period in years	3-5	3-5	2-5
Expected volatility is based on the historical volatility of Sovereign’s stock price. Sovereign utilizes historical data to predict options’ expected lives. The risk-free interest rate is based on the yield on a U.S. treasury bond with a similar maturity of the expected life of the option.
The amount of stock-based compensation expense, net of related tax effects, included in the determination of net income if the expense recognition provisions of SFAS No. 123 had been applied to all stock option awards in 2008, 2007 and 2006 did not differ from our annual results since substantially all options granted prior to 2002 were fully vested by the end of 2004.

Notes to Consolidated Financial Statements
Note 1 — Summary of Significant Accounting Policies (continued)
u. Equity Method Investments — Sovereign had an equity method investment in a synthetic fuel partnership that generated Section 29 tax credits for the production of fuel from a non-conventional source (“the Synthetic Fuel Partnership”). Reductions in the investment value and our allocation of the partnership’s earnings or losses totaled $26.2 million and $26.3 million for 2007 and 2006, respectively, and were included as expense in the line “Equity method investment expense” in our consolidated statement of operations, while the alternative energy tax credits we receive are included as a reduction of income tax expense. Sovereign amortized this investment through December 31, 2007 since this is the period through which we received alternative energy tax credits. We do not have any remaining asset on the balance sheet at December 31, 2008 related to this investment and will not incur any expenses or receive any tax credits related to the Synthetic Fuel Partnership in future periods.
The Company also has other investments in entities accounted for under the equity method including low-income housing tax credit partnerships which totaled $295.0 million at December 31, 2008. Given expectations that the current economic conditions will continue to adversely impact this broker’s results in future periods it was determined that the estimated fair value of our investment was significantly less than our cost basis and as a result an impairment charge of $95 million was recorded to write this investment down to approximately $10 million.
Note 2 — Recent Accounting Pronouncements
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”), which addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. As a result of SFAS 157, there is now a common definition of fair value to be used throughout GAAP.
On January 1, 2008, the Company adopted SFAS No. 157. SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.
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
Sovereign’s adoption of SFAS No. 157 did not have a significant impact on its financial condition or results of operations. See further discussion and analysis of Sovereign’s adoption of SFAS No. 157 in Note 20.
On February 15, 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” (“SFAS 159”), which allows entities, at specified election dates, to choose to measure certain financial instruments at fair value that are not currently required to be measured at fair value. The fair value option is applied on an instrument-by-instrument basis, is irrevocable and can only be applied to an entire instrument and not to specified risks, specific cash flows, or portions of that instrument. Unrealized gains and losses on items for which the fair value option has been elected will be reported in earnings at each subsequent reporting date and upfront fees and costs related to those items will be recognized in earnings as incurred and not deferred. SFAS No. 159 is effective in fiscal years beginning after November 15, 2007 and may not be applied retrospectively. Effective January 1, 2008, Sovereign adopted the fair value option allowed by SFAS No. 159 on residential mortgage loans classified as held for sale that were originated subsequent to January 1, 2008. See further discussion and analysis of Sovereign’s adoption of this standard at Note 20 (Fair Value).
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

Notes to Consolidated Financial Statements
Note 2 — Recent Accounting Pronouncements (continued)
On December 4, 2007 the FASB issued FASB Statement No. 141 (Revised 2007) (FAS 141(R)), Business Combinations. FAS 141(R) will significantly change the accounting for business combinations. Under Statement 141(R) an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. FAS 141(R) will change the accounting treatment for certain specific items, including:
•	Acquisition costs will be generally expensed as incurred;

•	Non-controlling interests (formerly known as “minority interests”) will be valued at fair value at the acquisition date;

•	Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at the higher of such amount determined under existing guidance for non-acquired contingencies. Changes in the value of these contingent liabilities will be recorded through earnings;

•	In process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.
This statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 31, 2008. The statement may not be adopted before that date.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities intended to improve the transparency of financial reporting. Under SFAS 161, entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Sovereign will adopt the disclosure provisions related to this pronouncement for its first quarter 2009 Form 10Q filing.
In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, “Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities” (“FSP FAS 140-4 and FIN 46(R)-8”). FSP FAS 140-4 and FIN 46(R)-8 amends FAS 140 and FIN 46(R) to require additional disclosures regarding transfers of financial assets and interest in variable interest entities. FSP FAS 140-4 and FIN 46(R)-8 is effective for interim or annual reporting periods ending after December 15, 2008. Sovereign included the disclosures required by these pronouncements in this Form 10-K.
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

Notes to Consolidated Financial Statements
Note 3 — Business Combinations (continued)
The purchase price was allocated to the acquired assets and assumed liabilities of Independence based on estimated fair value as of June 1, 2006 (dollars in millions):

Assets
Investments	$3,126.5
Loans:
Multi-family	5,571.2
Commercial	5,313.3
Consumer	517.2
Residential	1,829.0

Total loans	13,230.7
Less allowance for loan losses	(97.8)

Total loans, net	13,132.9

Cash acquired, net of cash paid	(2,713.2)
Premises and equipment, net	167.9
Bank Owned Life Insurance	343.3
Other assets	370.5
Core deposit and other intangibles	394.2
Goodwill	2,280.6

Total assets	$17,102.7

Liabilities
Deposits:
Core	$6,960.8
Time	4,070.1

Total deposits	11,030.9
Borrowings and other debt obligations	5,488.8
Other liabilities (1)	583.0

Total liabilities	$17,102.7

(1)	Includes liabilities of $26.2 million directly associated with the transaction which were recorded as part of the purchase price which is primarily comprised of $14.4 million of termination penalties for canceling certain long-term Independence contracts related to redundant services and $2.8 million related to branch consolidation.
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
The system conversion costs are related to transferring Independence’s customer data from their core application system to Sovereign’s core application systems. These conversions were completed in the fourth quarter of 2006. The retail banking conversion costs consist primarily of replacing and/or converting customer account data such as welcoming kits, ATM cards, checks, credit cards, etc. The marketing costs are related to media and promotional advertising campaigns that were primarily incurred in connection with the rebranding of the former Independence branches. Retention bonuses and other employee related costs represented stay bonuses for former Independence employees that continued to work for Sovereign from the acquisition date of June 1, 2006 through the fourth quarter of 2006 to assist with the system conversion which occurred on September 8, 2006.

Notes to Consolidated Financial Statements
Note 3 — Business Combinations (continued)
     The status of reserves related to business acquisitions are summarized as follows (in thousands):

	Other	Independence
	acquisitions	acquisition	Total

Reserve balance at December 31, 2007	$12,961	$10,073	$23,034
Payments	(10,887)	(6,266)	(17,153)

Reserve balance as of December 31, 2008	$2,074	$3,807	$5,881

Note 4 — Goodwill and Other Intangible Assets
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
As a result of the changes discussed above, Sovereign now has four reportable segments. The Company’s segments are focused principally around the customers Sovereign serves. The Retail Banking Division is comprised of our branch locations. Our branches offer a wide range of products and services to customers and each attracts deposits by offering a variety of deposit instruments including demand and NOW accounts, money market and savings accounts, certificates of deposits and retirement savings plans. Our branches also offer certain loans such as home equity loans and other consumer loan products and certain small business loans. The Corporate Specialties Group segment is primarily comprised of our mortgage banking group, our New York multi-family and national commercial real estate lending group, our automobile dealer floor plan lending group and our indirect automobile lending group. It also provides capital market services and cash management services. The Commercial Lending segment provides the majority of Sovereign’s commercial lending platforms such as commercial real estate loans, commercial industrial loans, leases to commercial customers, and small business loans. The Other segment includes earnings from the investment portfolio, interest expense on Sovereign’s borrowings and other debt obligations, minority interest expense, amortization of intangible assets and certain unallocated corporate income and expenses.
The Commercial Lending Segment is similar to our prior Shared Services Commercial segment with the exception of the automobile floor plan lending group which was transferred to the Corporate Specialties Group. The automobile floor plan lending business is a low margin business with negative valuations in the marketplace today given the credit environment in 2008 and the uncertainty of the auto-making industry. Accordingly, no goodwill was assigned to this operation and it was transferred at book value. The Commercial Lending Division’s goodwill balance of $342 million is unchanged from goodwill balance of the Shared Services Commercial Segment prior to the re-organization.
The Corporate Specialties Group segment is primarily comprised of our mortgage banking group, our New York multi-family and national commercial real estate lending group, our automobile dealer floor plan lending group and our indirect automobile lending group. It also provides capital market services and cash management services. During 2007, we had written off all of the goodwill for our Shared Services Consumer segment and there was no goodwill associated with the asset, liabilities, and certain operations that were transferred into the Corporate Specialties Group.
During 2008, Sovereign’s financial results were impacted by an increase in credit losses, and losses on our investment portfolio which caused current year results to be less than our internal plan. Additionally on October 13, 2008 we entered into a Transaction agreement with Santander which valued Sovereign at approximately $2.5 billion on the announcement date. Based on these events we performed our goodwill impairment testing during the third quarter of 2008 in addition to the annual test in the fourth quarter of 2008.
We utilized a discounted cash flow analysis to estimate the fair value of our reporting units using market based assumptions which valued the entire Company at a level consistent with the consideration paid by Santander. The fair value of our retail bank was in excess of its book value. This reporting unit has limited credit exposure and continues to be profitable. The fair value of our corporate specialty and commercial lending reporting units were negative due to the deterioration in their operating results in the current year and in particular the latter half of 2008 from increased credit losses on their loan portfolios. Of these two segments, only our commercial lending reporting unit had goodwill assigned to it. After completing step 2 of the goodwill impairment analysis for this unit, no goodwill charge was required in part due to the significant discount on the commercial loans that reside in this reporting unit. This discount caused its implied fair value of goodwill to be in excess of its allocated goodwill amount of $342 million.

Notes to Consolidated Financial Statements
Note 4 — Goodwill and Other Intangible Assets (continued)
Sovereign’s core deposit intangible assets balance decreased to $252.3 million at December 31, 2008 from $352.8 million at December 31, 2007 as a result of core deposit intangible amortization of $100.5 million in 2008. The weighted average life of our core deposit intangibles is 2.5 years and the estimated aggregate amortization expense related to core deposit intangibles for each of the five succeeding calendar years ending December 31 is (in thousands):

YEAR	AMOUNT

2009	$71,341
2010	56,617
2011	44,963
2012	33,108
2013	23,630
Sovereign also recorded other intangibles of $25.1 million in connection with its acquisition of Independence related to fair market value adjustments associated with operating lease agreements of $22.3 million and certain non-competition agreements with key employees totaling $2.8 million. These intangibles are amortized on a straight-line basis over the term of the lease and the non-competition term, respectively. Sovereign recorded intangible asset amortization of $3.2 million and $3.8 million for the years ended December 31, 2008 and 2007, respectively related to these two items.
Note 5 — Restrictions on Cash and Amounts Due From Depository Institutions
Sovereign Bank is required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those reserve balances for the reserve computation periods at December 31, 2008 and 2007 were $346 million and $334 million, respectively.

Notes to Consolidated Financial Statements
Note 6 — Investment Securities
The amortized cost and estimated fair value of Sovereign’s available for sale investment securities are as follows (in thousands):

	AT DECEMBER 31,
	2008				2007
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value	Cost	Appreciation	Depreciation	Value

Investment Securities Available for sale:
U.S. Treasury and government agency securities	$243,796	$991	$—	$244,787	$85,948	$480	$—	$86,428
Debentures of FHLB, FNMA and FHLMC	4,597,607	21,175	64	4,618,718	186,482	5,918	1	192,399
Corporate debt and asset-backed securities	164,648	9	18,861	145,796	947,992	10	194,239	753,763
Equity securities	63,317	533	36,757	27,093	638,881	4,282	1	643,162
State and municipal securities	1,840,080	—	210,967	1,629,113	2,505,772	23,055	26,403	2,502,424
Mortgage-backed Securities:
U.S. government agencies	13,329	78	164	13,243	2,251,022	4,376	56	2,255,342
FHLMC and FNMA securities	470,522	8,508	2,744	476,286	4,099,515	46,484	1,597	4,144,402
Non-agencies	2,698,673	1	552,371	2,146,303	3,459,284	2,797	98,154	3,363,927

Total investment securities available for sale	$10,091,972	$31,295	$821,928	$9,301,339	$14,174,896	$87,402	$320,451	$13,941,847

During the third quarter, Sovereign recorded a $575 million other-than-temporary impairment on our FNMA and FHLMC preferred stock portfolio as a result of the actions described below. On September 7, 2008, the U.S. Department of the Treasury, the Federal Reserve and the Federal Housing Finance Agency (FHFA) announced that the FHFA was putting Fannie Mae and Freddie Mac under conservatorship and giving management control to their regulator, the FHFA. In connection with this action, the dividends on our preferred shares were eliminated thereby significantly reducing the value of our investment which resulted in the impairment charge. We believe the remaining balance is recoverable and the unrealized loss is temporary given the volatility in the stock price since September 30, 2008, at which time the fair value equaled its book value.
In order to reduce risk in the investment portfolio, Sovereign sold its entire portfolio of collateralized debt obligations (“CDOs”) during the third quarter of 2008. The CDO portfolio has experienced significant volatility over the past year as a result of conditions in the credit markets. Sovereign recorded a pretax loss of $602.3 million in connection with the sale of these securities.
The unrealized losses on the Company’s state and municipal bond portfolio increased to $211.0 million at December 31, 2008 from $26.4 million at December 31, 2007. This portfolio consists of 100% general obligation bonds of states, cities, counties and school districts. The portfolio has a weighted average underlying credit risk rating of AA-. These bonds are insured with various companies and as such, carry additional credit protection. The Company has determined that the unrealized losses on the portfolio are due to an increase in credit spreads (but not expected losses) and liquidity issues in the marketplace and concerns with respect to the financial strength of third party insurers. However, even if it was assumed that the insurers could not honor their obligation, our underlying portfolio is still investment grade and the Company believes that we will collect all scheduled principal and interest. The Company has concluded these unrealized losses are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover its cost, which may be at maturity.
The unrealized losses on the non-agency securities portfolio increased to $552.4 million December 31, 2008 from $98.2 million at December 31, 2007. Other than what is described in the following paragraph, this portfolio consists primarily of highly rated non-agency mortgage-backed securities from a diverse group of issuers in the private-label market. The Company has determined that the unrealized losses on the portfolio are due to an increase in credit spreads and liquidity issues in the marketplace. The Company has concluded these unrealized losses are temporary in nature on the majority of this portfolio since we believe based on modeled projections, that there is sufficient credit subordination associated with these securities and the Company has the intent and ability to hold these investments for a time necessary to recover its cost, which may be maturity. Additionally, our investments are in senior positions that are in excess of current and expected cumulative loss positions.

Notes to Consolidated Financial Statements
Note 6 — Investment Securities (continued)
For the period ended, December 31, 2008, it was concluded that the Company would not recover the full outstanding principal on five bonds in our non-agency mortgage backed portfolio with a book value of $654.3 million whose fair value was $346.4 million. Under SFAS No. 115, in the event that it is concluded that all of the investment securities principal cash flows will not be collected, a charge to earnings is required to write-down the investment to its fair market value even if the entity expects to collect principal cash flows in excess of this amount. As a result, Sovereign recorded a $307.9 million other than temporary impairment charge.
The following table discloses the age of gross unrealized losses in our portfolio as of December 31, 2008 and 2007 (in thousands):

	AT DECEMBER 31, 2008
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Investment Securities
Available for sale investment securities:
Debentures of FHLB, FNMA and FHLMC	$99,762	$(64)	$—	$—	$99,762	$(64)
Corporate debt and asset-backed securities	11	—	43,896	(18,861)	43,907	(18,861)
Equity Securities	19,892	(36,756)	253	(1)	20,145	(36,757)
State and municipal securities	259,702	(20,875)	1,367,975	(190,092)	1,627,677	(210,967)
Mortgage-backed Securities:
U.S. government agencies	10,197	(142)	879	(22)	11,076	(164)
FHLMC and FNMA securities	228,474	(2,196)	13,970	(548)	242,444	(2,744)
Non-agencies	467,437	(139,985)	1,331,833	(412,386)	1,799,270	(552,371)

Total investment securities available for sale	$1,085,475	$(200,018)	$2,758,806	$(621,910)	$3,844,281	$(821,928)

	AT DECEMBER 31, 2007
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Investment Securities
Available for sale investment securities:
Debentures of FHLB, FNMA and FHLMC	$—	$—	$1,009	$(1)	$1,009	$(1)
Corporate debt and asset-backed securities	223,813	(81,066)	398,924	(113,173)	622,737	(194,239)
Equity Securities	253	(1)	—	—	253	(1)
State and municipal securities	1,510,114	(25,880)	18,697	(523)	1,528,811	(26,403)
Mortgage-backed Securities:
U.S. government agencies	26	—	1,392	(56)	1,418	(56)
FHLMC and FNMA securities	11,020	(46)	91,600	(1,551)	102,620	(1,597)
Non-agencies	1,511,132	(41,875)	1,475,522	(56,279)	2,986,654	(98,154)

Total investment securities available for sale	$3,256,358	$(148,868)	$1,987,144	$(171,583)	$5,243,502	$(320,451)

Notes to Consolidated Financial Statements
Note 6 — Investment Securities (continued)
As of December 31, 2008, the Company has concluded that the unrealized losses on its remaining investment securities (which totaled 260 individual securities) are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover its cost and will ultimately recover its cost at maturity (i.e. these investments have contractual maturities that, absent a credit default, ensure Sovereign will ultimately recover its cost). In making its other-than-temporary impairment evaluation, Sovereign considered the fact that the principal and interest on these securities are from issuers that are investment grade.
Proceeds from sales of investment securities and the realized gross gains and losses from those sales are as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2008	2007	2006

Proceeds from sales	$5,203,297	$669,053	$13,826,925

Gross realized gains	50,316	4,821	37,668
Gross realized losses	(617,767)	(627)	(282,842)

Net realized (losses)/gains	$(567,451)	$4,194	$(245,174)

Not included in the 2008, 2007 and 2006 amounts above were other-than-temporary impairment charges of $575.3 million, $180.5 million and $67.5 million, respectively, on FNMA and FHLMC preferred stock. Results in 2008 do not include the previously mentioned other-than-temporary impairment charge of $307.9 million on certain non-agency mortgage backed securities.
The 2008 gross realized losses were primarily related to the previously mentioned loss on our CDO portfolio. The gross realized losses in 2006 of $282.8 million include a $238.3 million ($154.9 million after tax or $0.36 per share) loss on the sale of $3.5 billion of investment securities following the Independence acquisition. During the fourth quarter of 2006, as part of a balance sheet restructuring, Sovereign sold $1.5 billion of investment securities with a combined effective yield of 4.60% and incurred a pre-tax loss of $43.0 million. The proceeds were reinvested in higher yielding securities to improve future net interest margin and for collateral on certain of our borrowing and deposit obligations.

Notes to Consolidated Financial Statements
Note 6 — Investment Securities (continued)
Contractual maturities and yields of Sovereign’s investment securities available for sale at December 31, 2008 are as follows (in thousands):

	INVESTMENT SECURITIES AVAILABLE FOR SALE AT DECEMBER 31, 2008(1)
				Due After		Weighted
	Due Within	Due After 1	Due After 5	10 Years/No		Average
	One Year	Within 5 Yrs	Within 10 Yrs	Maturity	Total	Yield(3)

U.S. Treasury and government agency	$244,787	$—	$—	$—	$244,787	1.14%
Debentures of FHLB, FNMA and FHLMC	4,598,718	—	20,000	—	4,618,718	2.20%
Corporate debt and asset backed securities	757	54,153	1,489	89,397	145,796	6.48%
Equity securities	—	—	—	27,093	27,093	—%
State and Municipal securities	23	1,320	93	1,627,677	1,629,113	3.95%
Mortgage-backed Securities(2):
U.S. government agencies	—	—	—	13,243	13,243	4.96%
FHLMC and FNMA securities	2,644	203,094	41,136	229,412	476,286	4.32%
Non-agencies	—	—	189,534	1,956,769	2,146,303	4.29%

Total Fair Value	$4,846,929	$258,567	$252,252	$3,943,591	$9,301,339	3.11%

Weighted average yield	2.13%	3.91%	5.42%	4.12%	3.11%

Total Amortized Cost	$4,825,905	$258,817	$252,055	$4,740,284	$10,077,061

(1)	The maturities above do not represent the effective duration of Sovereign’s portfolio since the amounts above are based on contractual maturities and do not contemplate anticipated prepayments, with the exception of the securities identified in Note 2 below.

(2)	Mortgage-backed and state and municipal securities are assigned to maturity categories based on their estimated average lives.

(3)	Weighted-average yields are based on amortized cost. Yields on tax-exempt securities are calculated on a tax equivalent basis and are based on an effective tax rate of 35%.
Nontaxable interest and dividend income earned on investment securities was $122.6 million, $149.4 million and $140.0 million for years ended December 31, 2008, 2007 and 2006, respectively. Tax expense/ (benefit) related to net realized gains and losses from sales of investment securities for the years ended December 31, 2007 and 2006 were $(1.5) million and $(85.8) million, respectively. Investment securities with an estimated fair value of $8.0 billion were pledged as collateral for borrowings, standby letters of credit, interest rate agreements and public deposits at December 31, 2008 and 2007.

Notes to Consolidated Financial Statements
Note 7 — Loans
A summary of loans held for investment included in the Consolidated Balance Sheets is as follows (in thousands):

	AT DECEMBER 31,
	2008	2007

Commercial real estate loans(1)	$13,181,623	$12,306,914
Commercial and industrial loans	12,428,069	12,594,652
Multi-family loans	4,512,608	4,088,992
Other	1,650,824	1,765,036

Total Commercial Loans Held for Investment	31,773,124	30,755,594

Residential mortgages	11,103,279	12,950,811
Home equity loans and lines of credit	6,891,918	6,197,148

Total consumer loans secured by real estate	17,995,197	19,147,959

Auto loans	5,344,325	7,028,894
Other	290,725	299,572

Total Consumer Loans Held for Investment	23,630,247	26,476,425

Total Loans Held for Investment (2)	$55,403,371	$57,232,019

Total Loans Held for Investment with:
Fixed rate	$29,429,245	$32,903,007
Variable rate	25,974,126	24,329,012

Total Loans Held for Investment(2)	$55,403,371	$57,232,019

(1)	Includes residential and commercial construction loans of $2.7 billion and $2.3 billion at December 31, 2008 and 2007, respectively.

(2)	Loan totals include deferred loan origination costs, net of deferred loan fees and unamortized purchase premiums, net of discounts. These items resulted in a net increase in loans of $11.9 million and a net decrease in loans of $7.2 million at December 31, 2008 and 2007, respectively. Loans pledged as collateral for borrowings totaled $42.7 billion and $31.3 billion at December 31, 2008 and 2007.
In connection with the Company’s balance sheet restructuring our 2007 asset mix strategy was to de-emphasize lower yielding assets such as residential and multi-family loans and increase higher yielding commercial loans. This caused the mix of our loan categories to change which is demonstrated in the table above.
A summary of loans held for sale included in the Consolidated Balance Sheets is as follows (in thousands):

	AT DECEMBER 31,
	2008	2007

Multi-family	$13,503	$157,378
Residential mortgages	313,829	390,382

Total Loans Held for Sale	$327,332	$547,760

Total Loans Held for Sale with:
Fixed rate	$327,332	$547,760
Variable rate	—	—

Total Loans Held for Sale	$327,332	$547,760

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

Notes to Consolidated Financial Statements
Note 7 — Loans (continued)
The activity in the allowance for credit losses is as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2008	2007	2006

Allowance for loan losses balance, beginning of period	$709,444	$471,030	$419,599
Allowance acquired from acquisitions	—	—	97,824
Provision for loan losses (1)	874,140	394,646	487,418
Allowance released in connection with loan sales or securitizations	(3,745)	(12,409)	(4,728)
Charge-offs:
Commercial	238,470	65,670	56,916
Consumer secured by real estate (1)	75,978	26,809	463,902
Consumer not secured by real estate	277,266	126,385	73,958

Total charge-offs	591,714	218,864	594,776
Recoveries:
Commercial	13,378	15,187	14,097
Consumer secured by real estate	9,027	11,193	9,933
Consumer not secured by real estate	92,223	48,661	41,663

Total recoveries	114,628	75,041	65,693

Charge-offs, net of recoveries	477,086	143,823	529,083

Allowance for loan losses balance, end of period	$1,102,753	$709,444	$471,030

Reserve for unfunded lending commitments, beginning of period	28,301	15,255	18,212
Provision for unfunded lending commitments	36,860	13,046	(2,957)
Reserve for unfunded lending commitments, end of period	65,161	28,301	15,255

Total allowance for credit losses	$1,167,914	$737,745	$486,285

(1)	Our 2006 provision for loan loss and charge-offs included $296.0 million and $382.5 million, respectively, related to the previously discussed loss on the correspondent home equity loans that were classified as held for sale as of December 31, 2006. Additionally, Sovereign recorded an additional $12.5 million of provisions to cover the inherent losses in the multi-family loan portfolio acquired from Independence in the second quarter of 2006. Finally, as previously discussed, we recorded a charge-off of $7.1 million on $2.9 billion of residential mortgage loans that were classified as held for sale as of December 31, 2006.
Impaired, non-performing, and past due loans are summarized as follows (in thousands):

	AT DECEMBER 31,
	2008	2007
Impaired loans with a related allowance	$469,363	$316,014
Impaired loans without a related allowance	—	—

Total impaired loans	$469,363	$316,014

Allowance for impaired loans	$106,176	$66,879

Total non-accrual loans	$913,407	$304,289

Total loans past due 90 days as to interest or principal and accruing interest	$123,301	$68,770

Notes to Consolidated Financial Statements
Note 8 — Mortgage Servicing Rights
At December 31, 2008, 2007, and 2006, Sovereign serviced residential real estate loans for the benefit of others totaling $13.1 billion, $11.2 billion, and $9.2 billion, respectively. The following table presents a summary of the activity of the asset established for Sovereign’s mortgage servicing rights for the years indicated (in thousands). See discussion of Sovereign’s accounting policy for mortgage servicing rights in Note 1. Sovereign had net gains on the sales of residential mortgage loans and mortgage backed securities that were related to loans originated or purchased and held by Sovereign of $18.9 million, $47.8 million, and $6.4 million in 2008, 2007 and 2006, respectively.

	YEAR ENDED DECEMBER 31,
	2008	2007	2006

Gross balance, beginning of year	$141,076	$118,637	$91,073
Residential mortgage servicing assets recognized	48,750	51,139	41,626
Servicing rights acquired	—	—	7,640
Amortization of residential mortgage servicing rights	(28,538)	(26,063)	(15,785)
Write-off of servicing assets	—	(1,164)	(5,917)

Gross balance, end of year	161,288	142,549	118,637
Valuation allowance	(48,815)	(1,473)	(1,222)

Balance, end of year	$112,473	$141,076	$117,415

The fair value of our residential mortgage servicing rights is estimated using a discounted cash flow model. The fair value of our residential mortgage servicing rights was $113.2 million, $151.4 million and $123.1 million at December 31, 2008, 2007 and 2006, respectively. This model estimates the present value of the future net cash flows of the servicing portfolio based on various assumptions. The most important assumptions in the valuation of residential mortgage servicing rights are anticipated loan prepayment rates (CPR speed) and the positive spread we receive on holding escrow related balances. Increases in prepayment speeds result in lower valuations of residential mortgage servicing rights. The escrow related credit spread is the estimated reinvestment yield earned on the serviced loan escrow deposits. Increases in escrow related credit spreads result in higher valuations of mortgage servicing rights. For each of these items, Sovereign must make assumptions based on future expectations. All of the assumptions are based on standards that we believe would be utilized by market participants in valuing residential mortgage servicing rights and are consistently derived and/or benchmarked against independent public sources. Additionally, an independent appraisal of the fair value of our residential mortgage servicing rights is obtained annually and is used by management to evaluate the reasonableness of our discounted cash flow model.
Listed below are the most significant assumptions that were utilized by Sovereign in its evaluation of residential mortgage servicing right for the periods presented.

	December 31, 2008	December 31, 2007	December 31, 2006
CPR speed	29.65%	14.70%	14.23%
Escrow credit spread	4.35%	5.12%	4.85%
A valuation allowance is established for the excess of the cost of each residential mortgage servicing asset stratum over its estimated fair value. Activity in the valuation allowance for residential mortgage servicing rights for the years indicated consisted of the following (in thousands):

	YEAR ENDED DECEMBER 31,
	2008	2007	2006

Balance, beginning of year	$1,473	$1,222	$16
Write-offs of reserves	—	(1,164)	(5,917)
Increase in valuation allowance for residential mortgage servicing rights	47,342	1,415	7,123

Balance, end of year	$48,815	$1,473	$1,222

A valuation allowance of $48.8 million was recorded in the fourth quarter of 2008 due to increased prepayment speed assumptions at December 31, 2008 as a result of lower market interest rates.

Notes to Consolidated Financial Statements
Note 8 — Mortgage Servicing Rights (continued)
For year ended December 31, 2008, mortgage servicing fee income was $50.0 million, compared with $42.2 million in 2007. Sovereign had (losses)/gains on mortgage loans, multi-family loans and home equity loans of $20.1 million for the twelve-month period ended December 31, 2008, compared with a loss of $76.3 million for the corresponding period ended December 31, 2007. The loss recorded for the twelve-month period ended December 31, 2007 is a result of a $119.9 million charge recorded on the correspondent home equity loan portfolio. Sovereign had planned on selling $4.3 billion of correspondent home equity loans as of December 31, 2006. However, we were not able to sell $658 million of loans and as a result wrote them down to fair value incurring a charge of $84.2 million which was recorded within mortgage banking revenue. In addition, Sovereign also established a reserve for any potential loan repurchases that may result from certain representation and warranty clauses contained within the sale agreement. Finally, we were required to further write down the loans that we sold in the first quarter due to lower pricing on the execution of the sales which resulted from increases in delinquencies on the loan portfolio since year-end and lower pricing in the market place for non-prime loans. The total charge recorded in connection with these two items was $35.7 million.
During 2007 and 2006 Sovereign wrote off $1.2 million and $5.9 million of mortgage servicing rights due to the realization that certain loan stratifications had become permanently impaired. Each reporting period, Sovereign analyzes each loan stratification’s current book value compared against its fair value. The stratum are based on interest rate bands by loan product type and these stratum have been consistently applied over the last several years. A determination is then made as to whether this decline is permanent by analyzing various factors such as the duration of the impairment and our expectation of future assumptions that impact the fair value of the loan stratification. If the impairment is deemed permanent the mortgage servicing asset is written off against the mortgage servicing valuation reserve.
Sovereign originates and sells multi-family loans in the secondary market to Fannie Mae while retaining servicing. Under the terms of the sales program with Fannie Mae, we retain a portion of the credit risk associated with such loans. As a result of this agreement with Fannie Mae, Sovereign retains a 100% first loss position on each multi-family loan sold to Fannie Mae under such program until the earlier to occur of (i) the aggregate losses on the multi-family loans sold to Fannie Mae reaching the maximum loss exposure for the portfolio as a whole ($249.8 million as of December 31, 2008) or (ii) until all of the loans sold to Fannie Mae under this program are fully paid off. The maximum loss exposure is available to satisfy any losses on loans sold in the program subject to the foregoing limitations.
The Company has established a liability which represents the fair value of the retained credit exposure. This liability represents the amount that the Company estimates that it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon an industry-based default curve with a range of estimated losses. At December 31, 2008, Sovereign had a $38.3 million liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae under this sales program The Company has established a liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae. This liability represents the amount that the Company estimates that it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon an industry-based default curve with a range of estimated losses. At December 31, 2008 and 2007, Sovereign had $38.3 million and $23.5 million of liabilities related to the fair value of the retained credit exposure for loans sold to Fannie Mae under this sales program. The reason for the increase from the prior year is due to the deteriorating economic environment which has weakened the credit quality of this portfolio, as well as, an increase of $2.1 billion of loans sold to Fannie Mae outstanding to $13.0 billion compared with the prior year.

Notes to Consolidated Financial Statements
Note 9 — Premises and Equipment
A summary of premises and equipment, less accumulated depreciation and amortization, follows (in thousands):

	AT DECEMBER 31,
	2008	2007

Land	$63,198	$63,268
Office buildings	236,102	228,583
Furniture, fixtures, and equipment	399,040	376,782
Leasehold improvements	302,159	267,753
Automobiles and other	6,877	13,502

	1,007,376	949,888
Less accumulated depreciation	(457,226)	(387,556)

Total premises and equipment	$550,150	$562,332

Included in occupancy and equipment expense for 2008, 2007 and 2006 was depreciation expenses of $82.8 million, $88.0 million and $83.4 million, respectively.
Note 10 — Accrued Interest Receivable
Accrued interest receivable is summarized as follows (in thousands):

	AT DECEMBER 31,
	2008	2007

Accrued interest receivable on:
Investment securities	$42,196	$88,803
Loans	209,416	261,731

Total interest receivable	$251,612	$350,534

Notes to Consolidated Financial Statements
Note 11 — Deposits
Deposits are summarized as follows (in thousands):

	AT DECEMBER 31,
		2008			2007
	Balance	Percent	Rate	Balance	Percent	Rate
Demand deposit accounts	$6,684,232	13.8%	—%	$6,444,338	12.9%	—%
NOW accounts	5,031,748	10.4	0.56	5,546,280	11.1	1.02
Money market accounts	10,483,151	21.6	2.39	10,655,978	21.3	3.39
Savings accounts	3,582,150	7.4	0.46	3,831,636	7.7	0.68
Certificates of deposit	13,559,146	28.0	3.37	11,872,400	23.8	4.59

Total retail and commercial deposits	39,340,427	81.2	1.91	38,350,632	76.8	2.58
Wholesale NOW accounts	67,213	0.2	2.27	15,082	0.0	4.68
Wholesale money market accounts	1,701,734	3.5	0.46	1,761,693	3.5	4.50
Wholesale certificates of deposit	3,004,958	6.2	3.54	3,030,594	6.1	4.85

Total wholesale deposits	4,773,905	9.9	2.43	4,807,369	9.6	4.72
Total government deposits	2,633,859	5.4	1.01	4,003,224	8.1	4.37
Customer repurchase agreements & Eurodollar deposits	1,690,382	3.5	0.41	2,754,680	5.5	3.27

Total deposits (1)	$48,438,573	100.0%	1.86	$49,915,905	100.0%	2.97%

(1)	Includes foreign deposits of $0.9 billion and $1.8 billion at December 31, 2008 and December 31, 2007, respectively.
Interest expense on deposits is summarized as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2008	2007	2006

NOW accounts	$41,227	$56,110	$70,302
Money market accounts	253,548	347,077	225,166
Savings accounts	24,785	33,328	29,660
Certificates of deposit	425,295	531,993	405,216
Wholesale NOW accounts	2,356	10,535	33,660
Wholesale money market accounts	32,979	130,617	137,653
Wholesale certificates of deposit	54,070	216,451	233,335
Total government deposits	81,288	193,067	182,047
Customer repurchase agreements & Eurodollar deposits	36,040	108,137	55,158

Total interest expense on deposits	$951,588	$1,627,315	$1,372,197

The following table sets forth the maturity of Sovereign’s certificates of deposit of $100,000 or more at December 31, 2008 as scheduled to mature contractually (in thousands):

Three months or less	$1,548,309
Over three through six months	1,060,883
Over six through twelve months	2,867,813
Over twelve months	590,656

Total	$6,067,661

The following table sets forth the maturity of all of Sovereign’s certificates of deposit at December 31, 2008 as scheduled to mature contractually (in thousands):

2009	$15,423,115
2010	777,856
2011	131,519
2012	100,976
2013	75,660
Thereafter	54,978

Total	$16,564,104

Deposits collateralized by investment securities, loans, and other financial instruments totaled $1.5 billion and $2.4 billion at December 31, 2008 and December 31, 2007, respectively.

Notes to Consolidated Financial Statements
Note 12 — Borrowings and Other Debt Obligations
The following table presents information regarding Sovereign Bank and Holding Company borrowings and other debt obligations at the dates indicated (in thousands). All Sovereign Bank obligations have priority over Holding Company obligations:

	AT DECEMBER 31,
	2008		2007
		EFFECTIVE		EFFECTIVE
	BALANCE	RATE	BALANCE	RATE
Sovereign Bank borrowings and other debt obligations
Securities sold under repurchase agreements	$—	—%	$76,526	4.12%
Overnight federal funds purchased	2,000,000	0.60	2,720,000	4.22
Federal Home Loan Bank (FHLB) advances, maturing through February 2018	13,267,834	4.71	19,705,438	4.64
2.75% senior notes, due January 2012	1,344,702	3.92	—	—
3.500% subordinated debentures, due June 2013	145,518	3.61	144,510	3.63
3.750% subordinated debentures, due March 2014	240,753	3.89	238,991	3.92
5.125% subordinated debentures, due March 2013	472,056	5.43	465,487	5.51
4.375% subordinated debentures, due August 2013	299,853	4.38	299,825	4.38
8.750% subordinated debentures, due May 2018	495,504	8.83	—	—
Holding company borrowings and other debt obligations
Senior revolving credit facility, due August 2008	—	—	180,000	5.55
4.80% senior notes, due September 2010	299,470	4.81	299,152	4.81
Floating rate senior notes, due March 2009	199,976	2.48	199,850	5.42
Floating rate senior notes, due March 2010	299,755	1.73	299,549	5.37
4.900% senior notes, due September 2010	246,184	4.98	243,976	5.02
2.50% senior notes, due June 2012	248,474	3.73	—	—
Junior subordinated debentures due to Capital Trust Entities	1,256,145	7.23	1,252,778	7.30

Total borrowings and other debt obligations	$20,816,224	4.44%	$26,126,082	4.75%

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
In December 2008, Sovereign Bank issued $1.35 billion in 3 year fixed rate FDIC-guaranteed notes under the Temporary Liquidity Guarantee Program (“TLG Program”). The fixed rate note bears interest at a rate of 2.75% and matures on January 17, 2012. At the same time, Sovereign Bancorp issued $250 million in 3.5 year fixed rate senior unsecured notes with the FDIC-guarantee under the TLG Program at a rate of 2.50%. The bonds mature on June 15, 2012. This debt is backed by the full faith and credit worthiness of the U.S. government. In order to obtain this guarantee, an upfront payment of $41.5 million and $8.7 million was made to the FDIC. These amounts were deferred and are being amortized over the contractual life of the debt. This cost, along with other transaction costs and a slight discount on the issuance of these notes results in these borrowings having an effective rate of 3.92% and 3.73%, respectively.
In May 2008, Sovereign Bank issued $500 million of non-callable fixed rate subordinated notes which have an effective interest rate of 8.83%. These notes are due in May 2018 and are not subject to redemption prior to that date except in the case of the insolvency or liquidation of Sovereign Bank, and then only with prior regulatory approval. These subordinated notes qualify as Tier 2 regulatory capital for Sovereign Bank. Under the current OTS rules, 5 years prior to maturity, 20% of the balance of the subordinated note will no longer qualify as Tier 2 capital. In each successive year prior to maturity, an additional 20% of the subordinated note will no longer qualify as Tier 2 capital.
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
As a result of the acquisition of Santander, which closed on January 30, 2009, the warrant holders are entitled to receive Santander ADRs instead of Sovereign common stock upon the exercise of their warrants. Holders may convert each of their Trust PIERS into ADRs representing 0.5482 ordinary shares of Santander, which is equivalent to the conversion ratio of 1.71 shares of Sovereign common stock per warrant prior to the acquisition if: (1) during any calendar quarter if the closing sale price of Santander ADRs over a specified measurement period meet certain criteria; (2) prior to March 1, 2029, during the five-business-day period following any 10-consecutive-trading-day period in which the average daily trading price of the Trust PIERS for such 10-trading-day period was less than 105% of the average conversion value of the Trust PIERS during that period and the conversion value for each day of that period was less than 98% of the issue price of the Trust PIERS; (3) during any period in which the credit rating assigned to the Trust PIERS by either Moody’s or Standard & Poor’s is below a specified level; (4) if the Trust PIERS have been called for redemption or (5) upon the occurrence of certain corporate transactions. The Trust PIERS and the junior subordinated debentures will have a distribution rate of 4.375% per annum of their issue price, subject to deferral. In addition, contingent distributions of $.08 per $50 issue price per Trust PIERS will be due during any three-month period commencing on or after March 1, 2007 under certain conditions. The Trust PIERS may not be redeemed by Sovereign prior to March 5, 2007, except upon the occurrence of certain special events. On any date after March 5, 2007, Sovereign may, if specified conditions are satisfied, redeem the Trust PIERS, in whole but not in part, for cash for a price equal to 100% of their issue price plus accrued and unpaid distributions to the date of redemption, if the closing price of Santander ADSs has exceeded a price per share that is equal to 130% of the effective conversion price, subject to adjustment, for a specified period. The effective conversion price as of January 30, 2009 was $91.21 per share.
The proceeds from the PIERS of $800 million, net of transaction costs of approximately $16.3 million, were allocated pro rata between “Junior Subordinated debentures due to Capital Trust Entities” in the amount of $498.3 million and “Warrants and employee stock options issued” in the amount of $285.4 million based on their relative fair values. The difference between the carrying amount of the subordinated debentures and the principal amount due at maturity is being accreted into interest expense using the effective interest method over the period to maturity of the PIERS which is March 2, 2034. The effective interest rate of this financing is 6.71% and 6.75% at December 31, 2008 and 2007, respectively.

Notes to Consolidated Financial Statements
Note 12 — Borrowings and Other Debt Obligations (continued)
Sovereign has an additional $72.5 million of Junior Subordinated debentures due to Capital Trust Entities. These securities have a weighted average interest rate of 8.29% and 8.49% at December 31, 2008 and 2007, respectively and they are redeemable at the Company’s election beginning July 2006 through March 2010 at a price equal to 100% of the principal amount plus accrued interest to the date of redemption. These securities must be redeemed in the periods between March 2027 through April 2033. Periodic cash payments and payments upon liquidation or redemption with respect to Trust Securities are guaranteed by the Corporation to the extent of funds held by the Trusts (the Preferred Securities Guarantee). The Preferred Securities Guarantee, when taken together with the Corporation’s other obligations, including its obligations under the Notes, will constitute a full and unconditional guarantee, on a subordinated basis, by the Corporation of payments due on the Trust Securities.
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
The following table sets forth the maturities of Sovereign’s borrowings and debt obligations (including the impact of expected cash flows on interest rate swaps) at December 31, 2008 (in thousands):

2009	$9,537,645
2010	2,035,409
2011	45,000
2012	1,593,341
2013	1,287,427
Thereafter	6,317,402

Total	$20,816,224

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

Notes to Consolidated Financial Statements
Note 14 — Stockholders’ Equity
On May 16, 2008, Sovereign issued 179.9 million shares of common stock which raised net proceeds of $1.39 billion to enhance its capital and liquidity positions. We utilized the proceeds to pay down certain FHLB borrowings and our revolving credit facility.
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
The dividends on our preferred stock are recorded against retained earnings, however for earnings per share purposes they are deducted from net income available to common shareholders. See Note 24 for the calculation of earnings per share.
Sovereign maintained an Employee Stock Purchase Plan allowing employees with at least six months of employment and who average over 20 hours per week to purchase shares through a payroll deduction at a discount from fair market value of 7.5% subject to a maximum of the lesser of 15% of pay or $25,000. Compensation expense recorded in connection with this plan for 2008, 2007 and 2006 was immaterial. Sovereign discontinued this plan in the fourth quarter of 2008.
Retained earnings at December 31, 2008 included $112.1 million in bad debt reserves, for which no deferred taxes have been provided due to the indefinite nature of the recapture provisions.
Sovereign’s debt agreements impose certain limitations on dividends, other payments and transactions and we are currently in compliance with these limitations.
At December 31, 2008, Sovereign had 37.8 million capital shares reserved for future issuance, which includes shares issuable upon the exercise of the warrants related to the PIERS financing, shares issuable for unexercised stock options, and employee stock purchase plans.
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
Note 15 — Regulatory Matters
The Financial Institutions Reform, Recovery and Enforcement Act (“FIRREA”) requires institutions regulated by the Office of Thrift Supervision (“OTS”) to have a minimum tangible capital ratio equal to 1.5% of tangible assets, and a minimum leverage ratio equal to 4% of tangible assets, and a risk-based capital ratio equal to 8% as defined. The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) requires OTS regulated institutions to have a minimum tangible capital equal to 2% of total tangible assets. As of December 31, 2008 and 2007, Sovereign Bank met all capital adequacy requirements to which it is subject to in order to be well-capitalized.
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
Any dividends declared and paid have the effect of reducing the Bank’s tangible capital to tangible assets, Tier 1 leverage capital to tangible assets and Tier 1 risk-based capital ratios. Total dividends from Sovereign Bank to Sovereign or its affiliates during the years ended December 31, 2008 and 2007 were $30 million and $240 million, respectively.

Notes to Consolidated Financial Statements
Note 15 — Regulatory Matters (continued)
The following schedule summarizes the actual capital balances of Sovereign Bank at December 31, 2008 and 2007:

	REGULATORY CAPITAL (IN THOUSANDS)
	Tier 1	Tier 1	Total
	Leverage	Risk-Based	Risk-Based
	Capital To	Capital To	Capital To
	Tangible	Risk Adjusted	Risk Adjusted
	Assets	Assets	Assets
Sovereign Bank at December 31, 2008:
Regulatory capital	$4,434,350	$4,166,510	$6,449,472
Minimum capital requirement(1)	2,979,778	2,528,501	5,057,002

Excess	$1,454,572	$1,638,009	$1,392,470

Capital ratio	5.95%	6.59%	10.20%

Sovereign Bank at December 31, 2007:
Regulatory capital	$5,289,889	$5,030,620	$6,939,602
Minimum capital requirement(1)	3,237,187	2,668,712	5,337,424

Excess	$2,052,702	$2,361,908	$1,602,178

Capital ratio	6.54%	7.54%	10.40%

(1)	As defined by OTS Regulations.
The Sovereign Bank capital ratios at December 31, 2008 have decreased from December 31, 2007 levels due to the net loss recorded in 2008, partially offset by $800 million of capital pushed down to the Bank from our Holding Company related to our 2008 common stock issuance.

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
The following table provides a summary of Sovereign’s stock option activity for the years ended December 31, 2008, 2007 and 2006 and stock options exercisable at the end of each of those years.

	Shares	Price per share
Options outstanding December 31, 2005 (10,249,285 exercisable)	14,840,809	$2.95 - 22.95
Granted	1,878,225	$19.98 - 25.77
Exercised	(1,615,277)	$2.95 - 17.05
Forfeited	(319,754)	$6.67 - 22.95
Expired	(16,293)	$6.39 - 17.05

Options outstanding December 31, 2006 (9,111,666 exercisable)	14,767,710	$2.95 - 25.77
Granted	115,077	$17.62 - 25.76
Exercised	(2,466,307)	$2.95 - 22.32
Forfeited	(356,235)	$6.67 - 25.77
Expired	(143,847)	$6.40 - 22.32

Options outstanding December 31, 2007 (7,075,060 exercisable)	11,916,398	$2.95 - 25.77
Granted	305,500	$4.77 - 7.73
Exercised	(875,735)	$6.39 - 12.16
Forfeited	(342,761)	$6.40 - 24.30
Expired	(2,022,919)	$6.40 - 22.32

Options outstanding December 31, 2008 (6,468,629 exercisable)	8,980,483	$2.95 - 25.77

The weighted average grant date fair value of options granted during the years ended December 31, 2008, 2007, and 2006 was $2.54, $6.24 and $6.42, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008, 2007, and 2006, was $1.9 million, $28.6 million and $19.1 million, respectively.
The following table summarizes Sovereign’s stock options outstanding at December 31, 2008:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
			Weighted
		Weighted	Average		Weighted
		Average	Remaining		Average
		Exercise	Contractual		Exercise
Exercise Prices	Shares	Price	Life	Shares	Price

$2.95 - 4.34	29,604	$3.57	1.15	29,604	$3.57
$5.29 - 7.35	1,033,031	6.18	3.66	730,531	6.57
$7.44 - 10.30	887,429	7.94	2.07	884,429	7.94
$10.78 - 14.38	4,633,424	12.18	3.16	4,633,424	12.18
$15.10 - 21.10	1,345,036	20.01	7.05	102,130	19.04
$21.21 - 25.77	1,051,959	22.21	5.96	88,511	22.71

Total	8,980,483	$13.39	4.02	6,468,629	$11.18

Cash received from option exercises for all share-based payment arrangements for the years ended December 31, 2008, 2007 and 2006, was $6.7 million, $26.3 million and $20.6 million, respectively. The tax deductions from option exercises of the share-based payment arrangements totaled $1.8 million, $24.1 million and $16.5 million, respectively for the years ended December 31, 2008, 2007 and 2006. At December 31, 2008, Sovereign had $5.1 million of unrecognized compensation cost related to employee stock option awards. In connection with the transaction with Santander on January 30, 2009, any option holders whose awards had intrinsic value on January 30th would have received cash proceeds equal to their intrinsic value. However, Sovereign’s stock price on the transaction date was $2.47, and as such none of the awards had any intrinsic value and all of them expired worthless.

Notes to Consolidated Financial Statements
Note 16 — Stock-Based Compensation (continued)
From September 2005 through February 2007, Sovereign issued treasury shares to satisfy option exercises, and as such, has issued approximately 1.1 million treasury shares in 2007 at a weighted average cost of $21.00, and 1.6 million treasury shares in 2006 at a weighted average cost of $21.64. Subsequent to February 2007, Sovereign issued new authorized shares to satisfy option exercises. Additionally, the Company repurchased approximately 213,000 shares at an average cost of $12.01 during 2008, 175,000 shares at an average cost of $24.75 during 2007, and 249,000 shares at an average cost of $21.24 during 2006 for the vestings of restricted stock.
The table below summarizes the changes in Sovereign’s non-vested restricted stock during the past year.

	Shares	Weighted average
	(in thousands)	grant date fair value
Total non-vested restricted stock at December 31, 2007	3,267,377	$22.99
Restricted stock granted in 2008	3,128,624	10.89
Vested restricted stock in 2008	(613,725)	23.98
Non-vested shares forfeited during 2008	(752,381)	17.33

Total non-vested restricted stock at December 31, 2008	5,029,895	$16.54

Since 2001, Sovereign has issued shares of restricted stock to certain key officers and employees that vest over a three-year or five-year period. Pre-tax compensation expense associated with these amounts totaled $20.6 million, $19.2 million and $13.1 million in 2008, 2007 and 2006, respectively. As of December 31, 2008, there was $48.1 million of total unrecognized compensation cost related to restricted stock awards. The weighted average grant date fair value of restricted stock granted in 2008, 2007 and 2006 was $10.89 per share, $25.14 per share and $20.16 per share, respectively. All non-vested restricted stock vested on January 30, 2009 in connection with the acquisition of Sovereign by Santander.
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
Substantially all employees of Sovereign are eligible to participate in the 401(k) portion of the Retirement Plan following their completion of six months service and attaining age 21. Effective January 31, 2008, Sovereign employees are eligible to participate in the 401(k) portion of the Retirement Plan following 30 days of employment. Additionally, there is no longer an age requirement to join the 401(k) portion of the Retirement Plan. Sovereign recognized expense for contributions to the 401(k) portion of the Retirement Plan of $17.2 million, $15.5 million and $12.9 million during 2008, 2007 and 2006, respectively. Employees can contribute up to 100% of their compensation to the 401(k) portion of the Retirement Plan subject to IRS limitations. Sovereign matches 100% of the employee contributions up to 3% of compensation and 50% of the employee contribution in excess of 3% to 5% in the form of Sovereign common stock. Participants may transfer the matching contribution to other investment vehicles available under the 401(k) portion of the Retirement Plan.
Sovereign maintained a bonus deferral plan for selected management and executive employees. This plan allowed certain employees to defer 25% to 50% of their bonus to purchase Sovereign stock. The deferred amount is placed in a grantor trust and invested in Sovereign common stock. Matching contributions of 100% are made by Sovereign into the trust and are also invested in Sovereign common stock. Dividends on Sovereign shares held in the trust are also invested in Sovereign stock. Benefits vest after 5 years or earlier in the event of termination by reason of death, disability, retirement, involuntary termination or the occurrence of a change of control as defined. Voluntary termination or termination for cause (as defined) generally results in forfeiture of the unvested balance including employee deferrals. Expense is recognized over the vesting period of 5 years or to the employee’s retirement date, whichever is shorter. Sovereign recognized as expense $0.5 million, $1.4 million, and $2.8 million for these plans in 2008, 2007 and 2006, respectively. Effective for compensation earned after January 1, 2007, Sovereign terminated future deferrals into this plan as part of a cost savings initiative. However, prior year contributions will continue to vest and be expensed over the applicable vesting period.
Sovereign sponsors a supplemental executive retirement plan (“SERP”) for certain retired executives of Sovereign. Sovereign’s benefit obligation related to its SERP plan was $56.4 million and $38.5 million at December 31, 2008 and 2007, respectively. The primary reason for the increase in our SERP obligations from the prior year is due to market declines in the investments underlying certain plans which resulted in an underfunded status on these plans. Additionally, Sovereign is required to pay $0.5 million per year for life to an executive officer who resigned in December 2006.
Sovereign’s benefit obligation related to its post-employment plans was $9.3 million and $12.9 million at December 31, 2008 and 2007, respectively. The SERP and the post-employment plans are unfunded plans and are reflected as liabilities on our balance sheet.

Notes to Consolidated Financial Statements
Note 17 — Employee Benefit Plans (continued)
Sovereign also acquired a pension plan from its acquisition of Independence. Sovereign does not expect any plan assets to be returned to us in 2009, nor do we expect to contribute any amounts to this plan in 2009. The following tables summarizes the benefit obligation, change in plan assets and components of net periodic pension expense for the plan as of December 31, 2008 and 2007 (in thousands):

	Year ended December 31,
	2008	2007
Change in benefit obligation:
Benefit obligation at beginning of year	$80,994	$84,067
Service cost	—	830
Interest cost	4,910	4,569
Actuarial gain	773	(2,035)
Annuity payments	(4,733)	(4,154)
Settlements	—	(45)
Curtailments	—	(2,238)

Projected benefit obligation at year end	$81,944	$80,994

Change in plan assets:
Fair value at beginning of year	$89,885	$88,190
Actual return on plan assets	(22,729)	5,894
Employer contributions	—	—
Annuity payments	(4,733)	(4,154)
Settlements	—	(45)

Fair value at year end	$62,423	$89,885

Components of net periodic pension expense:
Service cost	$--	$830
Interest cost	4,532	4,569
Expected Return on plan assets	(7,894)	(7,889)
Amortization of prior period service benefit	—	—
Amortization of unrecognized actuarial loss	—	—

Net periodic pension expense	$(3,362)	$(2,490)

The assumptions utilized to calculate the projected benefit obligation and net periodic pension expense at December 31, 2008 and 2007 were:

	2008	2007
Discount rate	5.75%	5.75%
Expected long-term return on plan assets	9.00%	9.00%
Salary increase rate	0.00%	3.00%
The following table sets forth the expected benefit payments to be paid in future years:

2009	$4,392,777
2010	4,436,810
2011	4,444,856
2012	4,508,281
2013	4,638,688
2014 to 2018	26,083,164

Total	$48,504,576

Included in accumulated other comprehensive income at December 31, 2008 and 2007 are the following amounts that had not yet been recognized in net periodic pension cost: unrecognized prior service costs of $0 and $1.8 million; and unrecognized actuarial losses of $21.1 million and $2.4 million. The prior service cost and actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year-ended December 31, 2009 are $0 and $1.6 million, respectively.

Notes to Consolidated Financial Statements
Note 18 — Income Taxes
The (benefit)/provision for income taxes in the consolidated statement of operations is comprised of the following components (in thousands):

	YEAR ENDED DECEMBER 31,
	2008	2007	2006

Current:
Foreign (1)	$104	$22,929	$87,593
Federal	(121,006)	83,194	16,844
State	7,450	4,992	4,195

	(113,452)	111,115	108,632

Deferred:
Federal	837,412	(171,565)	(226,432)
State	(384)	—	—

Total income tax (benefit)/expense	$723,576	$(60,450)	$(117,800)

(1)	Current foreign income tax expense in 2007 and 2006 relates to interest income on assets that Sovereign transferred to a consolidated foreign special purpose entity to support a borrowing arrangement that Sovereign has with an international bank. Foreign taxes paid on this income are credited against United States income taxes for federal income tax purposes. See Note 12 for further discussion.
The following is a reconciliation of the United States federal statutory rate of 35% to the company’s effective tax rate for each of the years indicated:

	YEAR ENDED DECEMBER 31,
	2008	2007	2006

Federal income tax at statutory rate	(35.0)%	(35.0)%	35.0%
Increase/(decrease) in taxes resulting from:
Valuation allowance	87.7	—	—
Tax-exempt income	(3.1)	(4.2)	(293.4)
Bank owned life insurance	(1.6)	(2.1)	(122.6)
State income taxes, net of federal tax benefit	(2.4)	0.2	16.5
Credit for synthetic fuels	—	(1.2)	(94.1)
Low income housing credits	(2.5)	(2.8)	(189.5)
Goodwill impairment charge	—	39.1	—
Other	1.2	1.7	32.3

Effective tax rate	44.3%	(4.3)%	(615.8)%

Notes to Consolidated Financial Statements
Note 18 — Income Taxes (continued)
The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	AT DECEMBER 31,
	2008	2007
Deferred tax assets:
Allowance for loan losses	$369,617	$256,369
Unrealized loss on available for sale portfolio	285,488	82,517
Unrealized loss on derivatives	119,693	73,196
Net operating loss carry forwards	190,472	592
Non-solicitation payments	52,483	58,206
Employee benefits	26,105	51,831
General Business credit carry forwards	173,805	92,727
Foreign tax credit carry forwards	72,903	50,417
Broker commissions paid on originated mortgage loans	33,543	34,653
Minimum tax credit carry forward	36,455	—
Capital loss on loans sold	—	129,123
Other than temporary impairment on investments and equity method investments	459,359	99,162
Deferred interest expense	64,901	50,483
Other	203,573	102,673

Total gross deferred tax assets	2,088,397	1,081,949

Deferred tax liabilities:
Purchase accounting adjustments	55,073	62,443
Deferred income	27,173	25,397
Originated mortgage servicing rights	64,721	55,277
Depreciation and amortization	112,425	101,812
Other	162,412	120,136

Total gross deferred tax liabilities	421,804	365,065

Valuation allowance	(1,432,771)	—

Net deferred tax asset	$233,822	$716,884

Periodic reviews of the carrying amount of deferred tax assets are made to determine if the establishment of a valuation allowance is necessary. If based on the available evidence in future periods, it is more likely that not that all or a portion of the Company’s deferred tax assets will not be realized, a deferred tax valuation allowance would be established. Consideration is given to all positive and negative evidence related to the realization of the deferred tax assets.
Items considered in this evaluation include historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earning trends and the timing of reversals of temporary differences. The evaluation is based on current tax laws as well as expectations of future performance on a standalone basis (i.e. Management did not consider the potential economic benefits associated with our transaction with Santander in accordance with U.S. generally accepted accounting principles). The transaction with Santander was signed on October 12, 2008 and closed on January 30th 2009
SFAS No. 109 suggests that additional scrutiny should be given to deferred tax assets of an entity with cumulative pre-tax losses during the three most recent years and is widely considered significant negative evidence that is objective and verifiable and therefore, difficult to overcome. During the three years ended December 31, 2008, we had cumulative pre-tax losses and considered this factor in our analysis of deferred tax assets. Additionally, based the continued economic uncertainty that currently exists at this time, it was determined that it was probable that the Company would not generate significant pre-tax income in the near term on a standalone basis. As a result of these facts, Sovereign recorded a $1.43 billion valuation allowance against its deferred tax assets for the year-ended December 31, 2008.

Notes to Consolidated Financial Statements
Note 18 — Income Taxes (continued)
At December 31, 2008, Sovereign had net unrecognized tax benefit reserves related to uncertain tax positions of $86.7 million. Of this amount, approximately $13.7 million related to reserves established for uncertain tax positions from the acquisition of Independence. Any adjustments to these reserves in future periods will be required to be recorded through earnings as an adjustment to Sovereign’s income tax provision. The remaining balance of $73.0 million represents the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)

Gross unrecognized tax benefits at January 1, 2008	$87,461
Additions based on tax positions related to the current year	4,094
Additions for tax positions of prior years	16,542
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(2,392)

Gross unrecognized tax benefits at December 31, 2008	105,705
Less: Federal, state and local income tax benefits	(18,971)

Net unrecognized tax benefits that if recognized would impact the effective tax rate at December 31, 2008	86,734

Sovereign recognizes penalties and interest accrued related to unrecognized tax benefits within income tax expense on the Consolidated Statement of Operations. During 2008, 2007 and 2006, Sovereign recognized approximately $4.8 million, $2.8 million and $1.7 million, respectively, in interest and penalties. Included in gross unrecognized tax benefits at December 31, 2008 was approximately $14.9 million for the payment of interest and penalties at December 31, 2008.
At December 31, 2008, the Company has net operating loss carry forwards of $190.5 million, net of tax, which may be offset against future taxable income. If not utilized in future years, $0.6 million will expire in December 2013 and the remaining $189.9 million will expire in December 2028. Sovereign also has tax credit carry-forwards of $173.8 million, net of tax, which may be offset against future taxable income. If not utilized in future years, they will expire as follows: $20.8 million in December 2025, $59.4 million in December 2026, $48.9 million in December 2028, and $44.6 million in December 2027. Sovereign also has foreign tax credit carry-forwards of $72.9 million, net of tax, which may be offset against future taxable income. If not utilized in future years, $50.4 million will expire in December 2016 and the remaining $22.5 million will expire in December 2017. The Company has concluded that it is more likely than not that all of the deferred tax assets related to these items will not be realized. The Company has not recognized a deferred tax liability of $46.4 million related to earnings that are considered permanently reinvested in a consolidated foreign special purpose entity related to the indirect automobile loan securitization (see Note 12).
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
Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. Sovereign reviews its tax balances quarterly and as new information becomes available, the balances are adjusted, as appropriate. The Company is subject to ongoing tax examinations and assessments in various jurisdictions. The Internal Revenue Service (the “IRS”) recently examined the Company’s federal income tax returns for the years 2002 through 2005. The IRS completed this review in 2008. Included in this examination cycle are two separate financing transactions with an international bank totaling $1.2 billion. As a result of these transactions, Sovereign was subject to foreign taxes of $154.0 million during the years 2003 through 2005 and claimed a corresponding foreign tax credit for foreign taxes paid during those years. In 2006 and 2007, Sovereign was subject to an additional $87.6 million and $22.5 million, respectively, of foreign taxes related to these financing transactions and claimed a corresponding foreign tax credit. The IRS issued a notification of adjustment disallowing the foreign tax credits taken in 2003-2005 in the amount of $154.0 million related to these transactions; disallowing deductions for issuance costs and interest expense related to the transaction which would result in an additional tax liability of $24.9 million and assessed interest and penalties, the combined amount of which totaled approximately $71.0 million. In addition, the IRS has commenced its audit for the years 2006 and 2007. We expect that in the future the IRS will propose to disallow the foreign tax credits and deductions taken in 2006 and 2007 of $87.6 million and $22.5 million, respectively; disallow deductions for issuance costs and interest expense which would result in an additional tax liability of $37.1 million; and to assess interest and penalties. Sovereign expects that it will need to litigate this matter with the IRS. Sovereign continues to believe that it is entitled to claim these foreign tax credits and deductions and also believes that its recorded tax reserves for this position of $58.3 million adequately provides for any potential exposure to the IRS related to this item and other tax assessments. However, as the Company continues to go through the IRS administrative process, and if necessary litigation, we will continue to evaluate the appropriate tax reserve levels for this position and any changes made to the tax reserves may materially affect Sovereign’s income tax provision, net income and regulatory capital in future periods.

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
The following schedule summarizes Sovereign’s off-balance sheet financial instruments (in thousands):

	CONTRACT OR NOTIONAL
	AMOUNT AT DECEMBER 31,
	2008	2007

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$16,279,059	$20,998,851
Standby letters of credit	2,801,433	2,980,472
Loans sold with recourse	985,418	269,396
Forward buy commitments	895,285	762,499
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
Sovereign’s standby letters of credit meet the definition of a guarantee under FASB Interpretation No. 45, “Guarantor’s accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others.” These transactions are conditional commitments issued by Sovereign to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 3.0 years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending a loan to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, Sovereign would be required to honor the commitment. Sovereign has various forms of collateral, such as real estate assets and customers’ business assets. The maximum undiscounted exposure related to these commitments at December 31, 2008 was $2.8 billion, and the approximate value of the underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $2.4 billion. Substantially all the fees related to standby letters of credits are deferred and are immaterial to Sovereign’s financial position. We believe that the utilization rate of these standby letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.
Loans sold with recourse primarily represent single-family residential loans and multi-family loans. These are seasoned loans and historical loss experience has been minimal.
Sovereign’s forward buy commitments primarily represent commitments to purchase loans, investment securities and derivative instruments for our customers.
Sovereign has entered into risk participation agreements that provide for the assumption of credit and market risk by Sovereign for the benefit of one party in a derivative transaction upon the occurrence of an event of default by the other party to the transaction. Sovereign’s participation in risk participation agreements has been in conjunction with its participation in an underlying credit agreement led by another financial institution. The term of the performance guarantee will typically match the term of the underlying credit and derivative agreements, which range from 3 to 10 years for transactions outstanding as of December 31, 2008. Sovereign estimates the maximum undiscounted exposure on these agreements at $42.3 million and the total carrying value of liabilities associated with these commitments was $1.0 million at December 31, 2008.
Litigation. Sovereign is not involved in any pending material legal proceeding other than routine litigation occurring in the ordinary course of business other than the matters discussed below. Sovereign does not expect that any amounts that it may be required to pay in connection with these matters would have a material adverse effect on its financial position.
In the first quarter of 2008 a voluntary mediation was held in connection with a claim made against Sovereign related to an investment advisor in Massachusetts who defrauded numerous victims over a long period of time. The fraud reportedly amounted to tens of millions of dollars. The investment advisor’s companies had accounts at Sovereign. The court appointed an ancillary receiver to pursue claims against Sovereign and another bank, and the ancillary receiver filed a complaint against Sovereign. Some of the victims joined in the action as plaintiffs, and some of the claims are putative class action claims. The ancillary receiver recently filed a motion seeking class certification. Little progress was made towards a settlement at the voluntary mediation that was held in the first quarter of 2008 and the trial for this claim was held in December 2008. The court ruled that Sovereign did not have any liability related to this matter.

Notes to Consolidated Financial Statements
Note 19 — Commitments and Contingencies (continued)
In the first quarter of 2008, a former employee filed a putative class action in Pennsylvania federal court alleging that the Company violated ERISA in connection with the management of certain plans. The plaintiff alleges that the Company knew or should have known that the Company’s stock was not a prudent investment for the Company’s retirement plan beginning on or about January 1, 2007. The complaint also alleges that the Company provided the putative class and the investing community with inadequate disclosure concerning the Company’s financial condition, resulting in the stock having an inflated value until the Company’s disclosures in January 2008. In April 2008, a similar putative class action was filed in the same court by another former employee. The complaint in the second action asserts that the Company caused retirement plan assets to be invested in the Company’s stock when it was imprudent to do so, caused the plan to purchase the stock while not disclosing alleged financial problems and to pay above market interest rates for a Company loan, and failed to provide complete and accurate information to participants in the plan. In July 2008, counsel for the respective plaintiffs filed a consolidated amended complaint that expanded upon the allegations set forth in the prior two actions. The class period in the consolidated amended complaint was also expanded to include the period from January 1, 2002 to present. The Company believes that the claims are without merit and intends to vigorously defend the claims.
On October 13, 2008, Sovereign and Santander entered into the Transaction Agreement whereby Santander agreed to acquire all the outstanding shares of Sovereign not currently owned by it. Sovereign received various purported class action complaints from purported shareholders alleging that Sovereign’s directors breached their fiduciary duties by entering into the Transaction Agreement. Certain of these lawsuits also allege that Santander and certain directors of the Company serving by designation by Santander pursuant to the Investment Agreement (the “Santander Directors”) breached their fiduciary duties and that the remainder of Sovereign’s directors aided and abetted the Santander Directors’ breaches of fiduciary duties. All of the complaints sought an injunction preventing the consummation of the transaction contemplated by the Transaction Agreement. On January 21,2009, a settlement agreement was reached between the parties which covered all persons who owned shares of Sovereign common stock from October 13, 2008 to and including the effective date of the Transaction between Santander and Sovereign.
Leases. Sovereign is committed under various non-cancelable operating leases relating to branch facilities having initial or remaining terms in excess of one year. Future minimum annual rentals under non-cancelable operating leases, net of expected sublease income, at December 31, 2008, are summarized as follows (in thousands):

	AT DECEMBER 31, 2008
	Future Minimum
	Lease	Expected Sublease	Net
	Payments	Income	Payments

2009	$101,323	$(11,065)	$90,258
2010	97,076	(9,411)	87,665
2011	90,256	(8,755)	81,501
2012	81,289	(7,565)	73,724
2013	72,584	(3,745)	68,839
Thereafter	390,628	(8,315)	382,313

Total	$833,156	$(48,856)	$784,300

Sovereign recorded rental expenses of $118.3 million, $117.7 million and $105.5 million, net of $14.0 million, $17.5 million and $16.9 million of sublease income, in 2008, 2007, and 2006, respectively.

Notes to Consolidated Financial Statements
Note 20 — Fair Value Disclosures
As discussed in Note 2, “Recent Accounting Pronouncements”, to the Consolidated Financial Statements Sovereign adopted SFAS No. 159 on its residential mortgage loans classified as held for sale that were originated subsequent to January 1, 2008 which allows us to record our mortgage loan held for sale portfolio at fair market value versus the lower of cost or market. Sovereign hedges its residential held for sale portfolio with forward sale agreements which are reported at fair value under SFAS No. 133. We historically did not apply hedge accounting to this loan portfolio because of the complexity of these accounting provisions. Under our historical lower of cost or market accounting treatment, we were unable to record the excess of our fair market value over book value but were required to record the corresponding reduction in value on our hedges. Under SFAS No. 159, both the loans and related hedges are carried at fair value which reduces earnings volatility as the amounts more closely offset, particularly in environments when interest rates are declining.
Sovereign’s residential loan held for sale portfolio had an aggregate fair value of $313.8 million at December 31, 2008. The contractual principal amount of these loans totaled $310.1 million. The difference in fair value compared to principal balance of $3.7 million was recorded in mortgage banking revenues during the twelve-month period ended December 31, 2008. Substantially all of these loans are current and none are in non-accrual status. Interest income on these loans is credited to interest income as earned. The fair value of these loans is estimated based upon the anticipated exit price for these loans in the secondary market to agency buyers such as Fannie Mae and Freddie Mac. Practically our entire residential loan held for sale portfolio is sold to these two agencies.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The Company does not have any fair value measurements for derivatives using significant unobservable input (Level 3) as of December 31, 2008.
When estimating the fair value of its loans held for sale portfolio, interest rates and general conditions in the principal markets for the loans are the most significant underlying variables that will drive changes in the fair values of the loans, not borrower-specific credit risk since substantially all of the loans are current.
The following table presents the assets that are measured at fair value on a recurring basis by level within the fair value hierarchy (see Note 17 for further information on the fair value hierarchy) as reported on the consolidated balance sheet at December 31, 2008. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands).

	Fair Value Measurements at Reporting Date Using:
	Quoted Prices in Active	Significant Other	Significant	Balance at
	Markets for Identical	Observable Inputs	Unobservable Inputs	December 31,
	Assets (Level 1)	(Level 2)	(Level 3)	2008

Assets:
US Treasury and government agency securities	$—	$244,787	$—	$244,787
Debentures of FHLB, FNMA and FHLMC	—	4,618,718	—	4,618,718
Corporate debt and asset-backed securities	—	52,257	93,539	145,796
Equity securities	—	16,514	10,579	27,093
State and municipal securities	—	1,629,113	—	1,629,113
Mortgage backed securities	—	1,549,082	1,086,750	2,635,832

Total investment securities available for sale	—	8,110,471	1,190,868	9,301,339
Loans held for sale	—	327,332	—	327,332
Derivatives	—	(293,016)	—	(293,016)
Mortgage servicing rights	—	—	127,811	127,811
Other assets	—	38,520	3,474	41,994

Total	$—	$8,183,307	$1,322,153	$9,505,460

Notes to Consolidated Financial Statements
Note 20 — Fair Value Disclosures (continued)
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
The table below presents the changes in our Level 3 balances since year-end (in thousands).

	Investments	Mortgage	Other
	Available for Sale	Servicing Rights	Assets	Total

Balance at December 31, 2007	$2,755,692	$162,623	$7,104	$2,925,419
Gains/(losses) in other comprehensive income	(182,820)	—	—	(182,820)
Gains/(losses) in earnings	(1,397,529)	(53,258)	—	(1,450,787)
Purchases/Additions	335,811	56,682	—	392,493
Repayments	(320,286)	—	(735)	(321,021)
Sales/Amortization	—	(38,236)	(2,895)	(41,131)

Balance at December 31, 2008	$1,190,868	$127,811	$3,474	$1,322,153

Note 21 — Fair Value of Financial Instruments
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
Accordingly, the aggregate fair value amounts presented below do not represent the underlying value of Sovereign (in thousands):

	AT DECEMBER 31,
	2008		2007
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

Financial Assets:
Cash and amounts due from depository institutions	$3,754,523	$3,754,523	$3,130,770	$3,130,770
Investment securities:
Available for sale	9,301,339	9,301,339	13,941,847	13,941,847
Other investments	718,711	718,711	1,200,545	1,200,545
Loans held for investment, net	54,300,618	51,693,533	56,522,575	57,215,194
Loans held for sale	327,332	327,332	547,760	547,760
Mortgage servicing rights	127,811	128,558	162,623	172,917
Mortgage banking forward commitments	(9,598)	(9,598)	(4,711)	(4,711)
Mortgage interest rate lock commitments	8,573	8,573	2,085	2,085
Financial Liabilities:
Deposits	48,438,573	48,906,511	49,915,905	48,779,402
Borrowings and other debt obligations	20,816,224	21,005,248	26,126,082	26,508,385
Interest rate derivative instruments	291,991	291,991	179,658	179,658
Precious metal forward sale agreements	(1,227)	(1,227)	(34,234)	(34,234)
Precious metal forward arrangements	1,227	1,227	35,247	35,247
Unrecognized Financial Instruments:(1)
Commitments to extend credit	113,175	113,085	166,226	166,093

(1)	The amounts shown under “carrying value” represent accruals or deferred income arising from those unrecognized financial instruments.
The following methods and assumptions were used to estimate the fair value of each class of financial instruments:
Cash and amounts due from depository institutions and interest-earning deposits. For these short-term instruments, the carrying amount equals the fair value.

Notes to Consolidated Financial Statements
Note 21 — Fair Value of Financial Instruments (continued)
Investment securities available for sale. The fair value of investment securities available for sale are based on a third party pricing service which utilizes matrix pricing on securities who actively trade in the marketplace. For investment securities that do not actively trade in the marketplace, (primarily our collateralized debt obligations and our preferred stock in FNMA and FHLMC) fair value is obtained from third party broker quotes. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” changes in fair value are reflected in the carrying value of the asset and are shown as a separate component of stockholders’ equity.
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
Note 22 — Derivative Instruments and Hedging Activities
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
Fair Value Hedges. Sovereign has entered into pay-variable, receive-fixed interest rate swaps to hedge changes in fair values of certain brokered certificate of deposits and certain debt obligations. For the year ended December 31, 2008 and 2007, respectively, hedge ineffectiveness of $1.5 million and $0.9 million was recorded as a reduction to miscellaneous general and administrative expense associated with fair value hedges.
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
Cash Flow Hedges. Sovereign hedges exposure to changes in cash flows associated with forecasted interest payments on variable-rate liabilities through the use of pay-fixed, receive variable interest rate swaps. The last of the hedges is scheduled to expire in January 2016. Sovereign includes all components of each derivatives gain or loss in the assessment of hedge effectiveness. For the years ended December 31, 2008 and 2007, no hedge ineffectiveness was recognized in earnings associated with cash flow hedges. During the first quarter of 2007, Sovereign terminated $3.2 billion of pay-fixed interest rate swaps that were hedging the future cash flows on $3.2 billion of borrowings, resulting in a net after-tax gain of $1.6 million. The gain will continue to be deferred in accumulated other comprehensive income (AOCI) and will be reclassified into interest expense as the future cash flows occur, unless it becomes probable that the forecasted interest payments originally hedged will not occur, in which case the losses in AOCI will be recognized immediately. Sovereign has $44.8 million of deferred after tax losses on terminated derivative instruments that were hedging the future cash flows on certain borrowings. These losses will continue to be deferred in accumulated other comprehensive income and will be reclassified into interest expense as the future cash flows occur, unless it becomes probable that the forecasted interest payments will not occur. As of December 31, 2008, Sovereign expects approximately $94.1 million of the deferred net after-tax loss on derivative instruments included in accumulated other comprehensive income will be reclassified to earnings during the next 12 months. See Note 25 for further detail of the amounts included in accumulated other comprehensive income.
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

Notes to Consolidated Financial Statements
Note 22 — Derivative Instruments and Hedging Activities (continued)
All derivative contracts are valued using either cash flow projection models or observable market prices. Pricing models used for valuing derivative instruments are regularly validated by testing through comparison with third parties.
Following is a summary of the derivatives designated as hedges under SFAS No. 133 at December 31, 2008 and 2007 (in thousands):

				Weighted Average
	Notional			Receive	Pay	Life
	Amount	Asset	Liability	Rate	Rate	(Years)

December 31, 2008
Fair value hedges:
Receive fixed — pay variable interest rate swaps	$678,000	$6,262	$369	6.02%	5.02%	7.7
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	6,800,000	4,154	342,823	2.45%	5.13%	1.5

Total derivatives used in SFAS 133 hedging relationships	$7,478,000	$10,416	$343,192	2.77%	5.12%	2.1

December 31, 2007
Fair value hedges:
Receive fixed — pay variable interest rate swaps	$925,000	$413	$2,220	4.29%	4.87%	0.9
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	8,100,000	—	214,548	5.02%	5.15%	2.2

Total derivatives used in SFAS 133 hedging relationships	$9,025,000	$413	$216,768	4.94%	5.12%	2.1

Summary information regarding other derivative activities at December 31, 2008 and December 31, 2007 follows (in thousands):

	AT DECEMBER 31,
	2008	2007
	Net Asset	Net Asset
	(Liability)	(Liability)
Mortgage banking derivatives:
Forward commitments
To sell loans	$(9,598)	$(4,711)
Interest rate lock commitments	8,573	2,085

Total mortgage banking risk management	(1,025)	(2,626)

Swaps receive fixed	511,581	134,764
Swaps pay fixed	(478,398)	(100,713)
Market value hedge	(134)	740

Net Customer related swaps	33,049	34,791

Precious metals forward sale agreements	(1,227)	(35,247)
Precious metals forward arrangements	1,227	34,234
Foreign exchange	7,736	1,906

Total activity	$39,760	$33,058

Notes to Consolidated Financial Statements
Note 22 — Derivative Instruments and Hedging Activities (continued)
The following financial statement line items were impacted by Sovereign’s derivative activity as of, and for the twelve months ended, December 31, 2008:

	Balance Sheet Effect	Income Statement Effect For
	at	The Twelve Months Ended
Derivative Activity	December 31, 2008	December 31, 2008

Fair value hedges:
Receive fixed-pay variable interest rate swaps	Increases to borrowings, CDs, other assets, and other liabilities of $6.1 million, $1.4 million, $6.3 million and $0.4 million, respectively.	Resulted in an increase of net interest income of $8.3 million.

Cash flow hedges:

Pay fixed-receive floating interest rate swaps	Increases to other assets, other liabilities, and deferred taxes of $4.2 million, $342.8 million, and $123.6 million, respectively and a net decrease to stockholders’ equity of $215.0 million.	Resulted in a decrease in net interest income of $140.8 million.

Forward commitments to sell loans	Increase to other liabilities of $9.6 million.	Decrease to mortgage banking revenues of $4.9 million.

Interest rate lock commitments	Increase to mortgage loans of $8.6 million.	Increase to mortgage banking revenues of $6.5 million.

Net customer related hedges	Increase to other assets of $33.0 million.	Decrease in capital markets revenue of $1.7 million.

Forward commitments to sell precious metals inventory	Increase to other liabilities of $0 million.	Increase to commercial banking revenues of $1.0 million.

Foreign Exchange	Increase to other assets of $7.7 million.	Increase in commercial banking revenue of $5.8 million.
The following financial statement line items were impacted by Sovereign’s derivative activity as of, and for the twelve months ended December 31, 2007:

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

Notes to Consolidated Financial Statements
Note 23 — Interests that Continue to be Held by Sovereign in Asset Securitizations
During the first quarter of 2008, Sovereign exercised its cleanup call option on its securitized mortgage loan portfolio. This did not have a significant impact on our consolidated statement of operations or financial condition.
During the second quarter of 2007, Sovereign executed a commercial mortgage backed securitization which consisted of approximately $687.7 million of multi-family loans and $327.0 million of commercial real estate loans. Sovereign retained certain subordinated certificates issued in connection with the securitization which were valued in the market place at approximately $15.6 million as well as certain servicing responsibilities for the assets that were sold. In connection with this transaction, Sovereign recorded a pretax gain of $10.5 million in 2007, which is included in mortgage banking revenues. This gain was determined based on the carrying amount of the loans sold, including any related allowance for loan loss, and was allocated to the loans sold and the retained interests based on their relative fair values at the sale date. The value of the retained subordinated certificates is subject to credit and prepayment risk. In accordance with SFAS No. 140, the subordinated certificates are classified in investments available for sale on our Consolidated Balance Sheet. The investors have no recourse to the Company’s other assets, other than the retained subordinated certificates, to serve as additional collateral to protect their interests in the securitization. In 2008, due to declining market conditions, management wrote down the fair value of its retained interests to $0.5 million.
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
The types of assets underlying securitizations for which Sovereign owns and continues to own a retained interest and the related balances and delinquencies at December 31, 2008 and 2007, and the net credit losses for the year ended December 31, 2008 and 2007, are as follows (in thousands):

	2008
		Principal
	Total	90 Days	Net Credit
	Principal	Past Due	Losses

Home Equity Loans and Lines of Credit	$6,979,236	$103,089	$43,138
Commercial Real Estate and Multi-family Loans	18,654,325	255,865	56,068
Automotive Floor Plan Loans	1,243,146	620	1,603

Total Owned and Securitized	$26,876,707	$359,574	$100,809

Less:
Securitized Home Equity Loans	87,318	15,588	2,433
Securitized Commercial Real Estate and Multi-family Loans	946,591	25,189	—
Securitized Automotive Floor Plan Loans and other assets	855,000	—	1,464

Total Securitized Loans	1,888,909	40,777	3,897

Net Loans	$24,987,798	$318,797	$96,912

Notes to Consolidated Financial Statements
Note 23 — Interests that Continue to be Held by Sovereign in Asset Securitizations (continued)

	2007
		Principal
	Total	90 Days	Net Credit
	Principal	Past Due	Losses

Mortgage Loans	$13,397,822	$130,101	$7,498
Home Equity Loans and Lines of Credit	6,300,558	88,848	11,063
Commercial Real Estate and Multi-family Loans	17,526,885	57,623	15,540
Automotive Floor Plan Loans	1,255,729	—	335

Total Owned and Securitized	$38,480,994	$276,572	$34,436

Less:
Securitized Mortgage Loans	56,629	638	30
Securitized Home Equity Loans	103,410	15,764	2,915
Securitized Commercial Real Estate and Multi-family Loans	973,601	—	—
Securitized Automotive Floor Plan Loans and other assets	855,000	—	335

Total Securitized Loans	1,988,640	16,402	3,280

Net Loans	$36,492,354	$260,170	$31,156

The components of retained interests and key economic assumptions used in measuring the retained interests resulting from securitizations completed during the year were as follows (in thousands):

	AT DECEMBER 31, 2008
	Commercial Real Estate	Automotive
	and Multi-family Loans	Floor Plan
Components of Retained Interest and Servicing Rights:
Accrued interest receivable	$—	$3,474
Subordinated interest retained	455	43,996
Interest only strips	—	1,010
Cash reserve	—	4,381

Total Retained Interests and Servicing Rights	$455	$52,861

Key Economic Assumptions:
Weighted average life (in years)		0.48
Expected credit losses		0.25%
Residual cash flows discount rate		8%
The table below summarizes certain cash flows received from and paid to off-balance sheet securitization trusts (in thousands):

	FOR THE YEAR ENDED
	DECEMBER 31,
	2008	2007

Proceeds from collections reinvested in revolving-period securitizations	$4,478,464	$5,443,600
Servicing fees received	9,184	9,844
Other cash flows received on retained interests	7,585	17,863
Purchases of delinquent or foreclosed assets	2,356	—

Notes to Consolidated Financial Statements
Note 23 — Interests that Continue to be Held by Sovereign in Asset Securitizations (continued)
At December 31, 2008 and 2007, key economic assumptions and the sensitivity of the fair value of the retained interests to immediate 10 percent and 20 percent adverse changes in those assumptions are as follows (in thousands):

	Home Equity		Commercial
	Loans &	Auto	Loans
	Lines	Floor	Secured by
	of Credit	Plan Loans	Real Estate		Total

Interests that continue to be held by Sovereign:
Accrued interest receivable	$—	$3,474	$—		$3,474
Subordinated interest retained	—	43,996	455		44,451
Servicing rights	—	—	—		—
Interest only strips	1,859	1,010	—		2,869
Cash reserve	—	4,381	—		4,381

Total Interests that continue to be held by Sovereign	$1,859	$52,861	$455	(1)	$55,175

As of December 31, 2008
Weighted-average life (in yrs)	3.33	0.48
Prepayment speed assumption (annual rate)
As of December 31, 2008	14%	36%
As of December 31, 2007	17%	49%
As of the date of the securitization	22%	50%
Impact on fair value of 10% adverse change	$(140)	$(109)
Impact on fair value of 20% adverse change	$(285)	$(145)

Expected credit losses (Cumulative rate for all except for Auto Floor Plan Loans which is an annual rate)
As of December 31, 2008	3.72%	.25%
As of December 31, 2007	5.25%	.25%
As of the date of the securitization	0.75%	.25%
Impact on fair value of 10% adverse change	$(364)	$(39)
Impact on fair value of 20% adverse change	$(713)	$(85)

Residual cash flows discount rate (annual)
As of December 31, 2008	12%	8%
As of December 31, 2007	12%	8%
As of the date of the securitization	12%	8%
Impact on fair value of 10% adverse change	$(116)	$(87)
Impact on fair value of 20% adverse change	$(224)	$(180)

(1)	During 2008, the credit spreads on CMBS investment securities widened significantly which had a severe negative impact on our retained interest. Additionally the credit quality of these assets weakened and losses are now projected to be substantially worse than a year ago. Due to these events, Sovereign wrote down its retained interest by $15.2 million during 2008. A sensitivity analysis was not performed on the remaining CMBS asset of $0.5 million at year end since it is not material.
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
Sovereign enters into partnerships, which are variable interest entities under FIN 46, with real estate developers for the construction and development of low-income housing. The partnerships are structured with the real estate developer as the general partner and Sovereign as the limited partner. We are not the primary beneficiary of these variable interest entities. Our risk of loss is limited to our investment in the partnerships, which totaled $156.2 million at December 31, 2008 and any future cash obligations that Sovereign is committed to the partnerships. Future cash obligations related to these partnerships totaled $10.3 million at December 31, 2008. Our investments in these partnerships are accounted for under the equity method.

Notes to Consolidated Financial Statements
Note 24 — (Loss)/Earnings Per Share
The following table presents the computation of (loss)/earnings per share based on the provisions of SFAS No.128 for the years indicated (in thousands, except per share data):

	YEAR ENDED DECEMBER 31,
	2008	2007	2006

Calculation of (loss)/income for EPS:
Net (Loss)/Income as reported and for basic EPS	$(2,357,210)	$(1,349,262)	$136,911
Less preferred dividend	14,600	14,600	7,908

Net (loss)/income available to common stockholders	(2,371,810)	(1,363,862)	129,003
Contingently convertible trust preferred interest expense, net of tax (1)	—	—	—

Net (loss)/income for diluted EPS available to common stockholders	$(2,371,810)	$(1,363,862)	$129,003

Calculation of shares:
Weighted average basic shares	596,350	478,726	433,908
Dilutive effect of:
Stock-based compensation (1)	—	—	—
Warrants on contingently convertible debt (1)	—	—	—

Weighted average fully diluted shares	596,350	478,726	433,908

(Loss)/Earnings per share:
Basic	$(3.98)	$(2.85)	$0.30
Diluted	$(3.98)	$(2.85)	$0.30

(1)	At December 31, 2008, 2007 and 2006, Sovereign excluded the after-tax add back of the contingently convertible trust preferred interest expense and the conversion of warrants and equity awards since the result would have been anti-dilutive.
Note 25 — Comprehensive (Loss)/Income
The following table presents the components of comprehensive (loss)/income, net of related tax, based on the provisions of SFAS No. 130 for the years indicated (in thousands):

	YEAR ENDED DECEMBER 31,
	2008	2007	2006

Net (loss)/income	$(2,357,210)	$(1,349,262)	$136,911

Net unrealized gain/(loss) on derivative instruments for the period	(102,947)	(121,056)	(29,403)
Net unrealized gain/(loss) on investment securities available-for-sale for the period	(1,276,463)	(306,413)	(7,633)
Add unrealized loss resulting from HTM to AFS reclass, net of tax	—	—	(25,625)
Less reclassification adjustments:
Derivative instruments	(12,520)	(9,556)	(12,049)
Pension plans	16,831	(1,908)	—
Investments available for sale	(924,040)	(114,618)	(202,775)

Net unrealized gain/(loss) recognized in other comprehensive income	(459,681)	(301,387)	152,163

Comprehensive (loss)/income	$(2,816,891)	$(1,650,649)	$289,074

Accumulated other comprehensive losses, net of related tax, consisted of net unrealized losses on securities of $506.0 million, net accumulated losses on unfunded pension liabilities of $21.0 million and net accumulated losses on derivatives of $258.8 million at December 31, 2008, compared to net unrealized losses on securities of $153.5 million, net accumulated losses on unfunded pension liabilities of $4.2 million and net accumulated losses on derivatives of $168.4 million at December 31, 2007.

Notes to Consolidated Financial Statements
Note 26 — Parent Company Financial Information
Condensed financial information for Sovereign Bancorp, Inc. is as follows (in thousands):
BALANCE SHEET

	AT DECEMBER 31,
	2008	2007

Assets
Cash and due from banks	$599,725	$11,504
Available for sale investment securities	46,998	46,998
Loans to non-bank subsidiaries	275,513	276,963
Investment in subsidiaries:
Bank subsidiary	3,651,917	5,316,751
Non-bank subsidiaries	3,363,294	3,473,494
Other assets	222,514	292,074

Total Assets	$8,159,961	$9,417,784

Liabilities and Stockholders’ Equity
Borrowings:
Borrowings and other debt obligations	$2,303,725	$2,231,152
Borrowings from non-bank subsidiaries	132,909	91,669
Other liabilities	126,613	102,638

Total liabilities	2,563,247	2,425,459

Stockholders’ Equity	5,596,714	6,992,325

Total Liabilities and Stockholders’ Equity	$8,159,961	$9,417,784

STATEMENT OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2008	2007	2006

Dividends from Bank subsidiary	$24,252	$194,018	$600,000
Dividends from non-bank subsidiaries	5,000	7,664	57,896
Interest income	24,024	18,874	12,240
Other income	279	567	259

Total income	53,555	221,123	670,395

Interest expense	133,144	158,366	145,264
Other expense	137,769	50,637	92,010

Total expense	270,913	209,003	237,274

Income/(loss) before income taxes and equity in earnings of subsidiaries	(217,358)	12,120	433,121
Income tax benefit	35,122	(89,247)	(98,073)

Income before equity in earnings of subsidiaries	(252,480)	101,367	531,194
Dividends in excess of current year earnings:
Bank subsidiary	(2,113,668)	(1,434,026)	(363,473)
Non-bank subsidiaries	8,938	(16,603)	(30,810)
Equity in undistributed earnings/(loss) of:
Bank subsidiary	—	—	—
Non-bank subsidiaries	—	—	—

Net (loss)/income	$(2,357,210)	$(1,349,262)	$136,911

Notes to Consolidated Financial Statements
Note 26 — Parent Company Financial Information (continued)
STATEMENT OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2008	2007	2006

Cash Flows from Operating Activities:
Net income/(loss)	$(2,357,210)	$(1,349,262)	$136,911
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed (earnings)/loss of:
Bank subsidiary	—	—	—
Non-bank subsidiaries	—	—	—
Dividends in excess of current year earnings:
Bank subsidiary	2,113,668	1,434,026	363,473
Non-bank subsidiaries	(8,938)	16,603	30,810
Loss on retirement borrowings and other debt obligations	—	7,561	—
Loss on economic hedges	—	—	11,387
Stock based compensation expense	23,337	28,011	35,475
Allocation of Employee Stock Ownership Plan	—	40,119	2,377
Other, net	106,401	19,826	(28,454)

Net cash (used in)/provided by operating activities	(122,742)	196,884	551,979

Cash Flows from Investing Activities:
Net capital returned from/(contributed to) subsidiaries	(789,377)	(930)	212,545
Net decrease/(increase) in loans to subsidiaries	1,450	(276,963)	—
Net cash (paid)/received from acquisitions	—	—	(3,595,673)
Net purchases and sales of investment securities	—	—	—

Net cash used in investing activities	(787,927)	(277,893)	(3,383,128)

Cash Flows from Financing Activities:
Net change in borrowings:
Repayment of other debt obligations	(180,000)	(377,637)	(400,000)
Net proceeds received from senior notes and senior credit facility	248,465	580,000	725,000
Net change in borrowings from non-bank subsidiaries	41,240	(26,365)	(131)
Treasury stock repurchases, net of proceeds	(2,208)	5,624	400,612
Cash dividends paid to preferred stockholders	(14,600)	(14,600)	(7,908)
Cash dividends paid to common stockholders	—	(153,236)	(126,105)
Sale of unallocated ESOP shares	—	26,574	—
Net proceeds from the issuance of preferred stock	—	—	195,445
Net proceeds from issuance of common stock	1,405,993	35,627	2,043,009

Net cash provided by/(used in) financing activities	1,498,890	75,987	2,829,922

Increase/(Decrease) in cash and cash equivalents	588,221	(5,022)	(1,227)
Cash and cash equivalents at beginning of period	11,504	16,526	17,753

Cash and cash equivalents at end of period	$599,725	$11,504	$16,526

Notes to Consolidated Financial Statements
Note 27 — Business Segment Information
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
During the first quarter of 2008, certain changes to our executive management were announced such as the hiring of a new head of Retail Banking and a new Chief Financial Officer. In addition, we centralized the responsibility for the major businesses within the Company naming a new head of Retail, Commercial Lending, Corporate Specialty Businesses and Corporate Support Services. The head of these business units report directly to the Chief Executive Officer and, along with our Chief Financial Officer and Chief Risk Officer, comprise the Executive Management Group. These events changed how our executive management team measures and assesses business performance. During the second quarter we finalized the process of updating our business unit profitability system to reflect our new organizational structure.
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
The following tables present certain information regarding the Company’s segments (in thousands):

	DECEMBER 31, 2008
	Retail	Corporate
	Banking	Specialty	Commercial
	Division	Group	Lending	Other	Total

Net interest income/(expense)	$1,039,641	$385,137	$520,149	$(41,616)	$1,903,311
Fees and other income	389,776	39,377	121,938	85,347	636,438
Provision for credit losses	93,430	403,475	414,095	—	911,000
General and administrative expenses	1,100,070	182,992	211,691	46,656	1,541,409
Depreciation/amortization	42,897	40,928	2,653	139,435	225,913
Income/(loss) before income taxes(1)	235,917	(182,179)	9,799	(1,697,171)	(1,633,634)
Intersegment revenue/(expense) (2)	1,496,471	(1,305,769)	(733,904)	543,202	—
Total average assets	$6,931,984	$29,554,013	$22,154,984	$20,040,918	$78,681,899

	DECEMBER 31, 2007
	Retail	Corporate
	Banking	Specialty	Commercial
	Division	Group	Lending	Other	Total

Net interest income/(expense)	$1,222,865	$439,354	$431,754	$(229,951)	$1,864,022
Fees and other income	339,148	(41,349)	125,728	107,224	530,751
Provision for credit losses	33,552	252,987	121,153	—	407,692
General and administrative expenses	1,069,741	172,475	182,720	(79,098)	1,345,838
Depreciation/amortization	43,605	43,906	3,182	176,022	266,715
Income/(loss) before income taxes(1)	(484,044)	(661,990)	258,534	(522,212)	(1,409,712)
Intersegment revenue/(expense) (2)	2,035,435	(1,509,202)	(1,046,611)	520,378	—
Total average assets	$6,178,887	$32,912,349	$20,530,195	$23,694,601	$83,316,032

Notes to Consolidated Financial Statements
Note 27 — Business Segment Information (continued)

	DECEMBER 31, 2006
	Retail	Corporate
	Banking	Specialty	Commercial
	Division	Group	Lending	Other	Total

Net interest income/(expense)	$1,128,278	$426,581	$370,809	$(104,120)	$1,821,548
Fees and other income	303,188	74,696	113,855	105,797	597,536
Provision for credit losses	14,751	427,945	41,765	—	484,461
General and administrative expenses	929,402	155,967	162,452	42,168	1,289,989
Depreciation/amortization	37,036	29,603	2,213	152,107	220,959
Income/(loss) before income taxes	487,314	(149,141)	280,446	(599,488)	19,131
Intersegment revenue/(expense) (2)	1,682,518	(1,372,987)	(846,895)	537,364	—
Total average assets	$4,967,182	$30,837,154	$17,369,221	$26,321,838	$79,495,395

(1)	Intersegment revenues/(expense) represent charges or credits for funds used or provided by each of the segments and are included in net interest income/(expense).

(2)	Included in Other in 2008 were other-than-temporary impairment charges of $575.3 million on FNMA and FHLMC preferred stock, other-than-temporary impairment charges of $307.9 million on non-agency mortgage backed securities and a loss of $602.3 million on the sale of our CDO investment portfolio. 2007 and 2006 included other-than-temporary impairment charges of $180.5 million and $67.5 million on FNMA and FHLMC preferred stock, respectively. Included in Other in 2008, 2007 and 2006 were net transaction and integration charges of $12.8 million, $2.2 million and $42.4 million, respectively. The 2008, 2007 and 2006 results also include $23.4 million, $62.0 million and $78.7 million of restructuring and other employee severance. The 2008 results also included a deferred tax valuation allowance of $1.43 billion and a $95 million equity method investment impairment charge. The 2007 results included a non-deductible, non-cash ESOP termination charge of $40.1 million based on the value of its common stock on the date that the ESOP was repaid. See Note 29 for further details.
Goodwill assigned to our reporting units which are equivalent to our reportable segments as of December 31, 2008 was as follows:

	Retail Banking	Corporate	Commercial
	Division	Specialty Group	Lending Group	Total

Goodwill at December 31, 2008	$3,089,880	$—	$341,601	$3,431,481
As discussed in Note 3, Sovereign recorded goodwill impairment charges of $943 million and $634 million, respectively in the Metro New York and Shared Services Consumer segments in 2007 which are reflected in our Retail Banking Division and Corporate Specialty Group segments.
Note 28 — Transaction Related and Integration Charges, Net
Following is a summary of amounts charged to earnings related to our transaction with Santander which closed on January 30, 2009, and our acquisition of Independence (in thousands):

	2008	2007	2006

Transaction related and integration charges	$12,751	$2,242	$42,420
In 2008, Sovereign incurred legal and investment advisory costs of $12.8 million associated with the Santander transaction. Results for 2007 included merger-related and integration charges related to the Independence acquisition of $2.2 million for system conversion costs and other expenses.
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
Note 29 — Employee Severance Charges and Other Restructuring Costs
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
In 2008, two members of executive management were terminated which resulted in severance charges of a $7.5 million. In December 2008, Sovereign announced that an additional 1,000 positions were being eliminated which resulted in additional severance charges of $15.8 million. These charges are included in general and administrative expense on the consolidated income statement and recorded in the Other segment. A rollforward of the restructuring and severance accrual is summarized below:

	Contract
	termination	Severance	Other	Total
Accrued at December 31, 2006	$7,043	$45,930	$5,906	$58,879
Payments	(13,877)	(48,472)	(9,999)	(72,348)
Charges recorded in earnings	16,007	13,668	6,093	35,768

Accrued at December 31, 2007	$9,173	$11,126	$2,000	$22,299
Payments	(2,165)	(6,127)	(2,000)	(10,292)
Charges recorded in earnings	—	23,353	—	23,353

Accrued at December 31, 2008	$7,008	$28,352	$—	$35,360

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
Note 30 — Related Party Transactions
Loans to related parties include loans made to certain officers, directors and their affiliated interests. These loans were made on terms similar to non-related parties. The following table discloses the changes in Sovereign’s related party loan balances since December 31, 2008.

Related party loans at December 31, 2007	$13,963
Loan fundings	5,045
Resignation of executive officers	(1,637)
Loan repayments	(3,090)

Related party loans at December 31, 2008	$14,281

The Company is engaged in certain activities with a mortgage broker due to its acquisition of Independence. This broker is deemed to be a “related party” of the Company as such term in defined in SFAS No. 57 since Sovereign has a 35% minority equity investment in it. This mortgage broker refers and receives fees from borrowers seeking financing of their multi-family and/or commercial real estate loans to Sovereign as well as to numerous other financial institutions. Sovereign recognized a loss $95.9 million and $8.7 million of income due to its investment in the broker during 2008 and 2007, respectively. The current year loss was due to an impairment charge of $95 million as previously discussed in Note 1. Additionally, substantially all of Sovereign’s multi-family loan originations are obtained via our relationship with this broker. Sovereign recognized gains on the sale of multi-family loans of $1.1 million in 2008 and $26.2 million in 2007, and our multi-family loan balance at December 31, 2008 and December 31, 2007, totaled $4.5 billion and $4.2 billion, respectively.
As discussed in Note 3, Sovereign raised $2.4 billion of equity by issuing 88.7 million shares to Santander, which made Santander the largest shareholder and a related party.
In 2006, Santander extended a total of $425 million in unsecured lines of credit to Sovereign Bank for federal funds and Eurodollar borrowings and for the confirmation of standby letters of credit issued by Sovereign Bank. This line is at a market rate and in the ordinary course of business and can be cancelled by either Sovereign or Santander at any time and can be replaced by Sovereign at any time. During 2008 and 2007, the average balance outstanding under these commitments was $411.9 million and $228.3 million. As of December 31, 2008, there was no outstanding balance on the unsecured lines of credit for federal funds and Eurodollar borrowings. Sovereign Bank paid approximately $2.4 million in fees to Santander in 2008 in connection with these commitments compared to $0.6 million in fees and $0.5 million in interest in the prior year.
Additionally, in May 2006, Santander’s capital markets group received approximately $800,000 in underwriting discounts in connection with Sovereign’s capital markets initiatives to finance the acquisition of Independence.

Notes to Consolidated Financial Statements
Note 30 — Related Party Transactions (continued)
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
Note 31 — Subsequent Event
On October 13, 2008, Sovereign and Santander entered into a Transaction Agreement whereby Santander agreed to acquire all the outstanding shares of Sovereign’s common stock not currently owned by it. Sovereign received various purported class action complaints from purported shareholders alleging that Sovereign’s directors breached their fiduciary duties by entering into the Transaction Agreement. Certain of these lawsuits also allege that Santander and the Santander Directors breached their fiduciary duties and that the remainder of Sovereign’s directors aided and abetted the Santander Directors’ breaches of fiduciary duties. All of the complaints sought an injunction preventing the consummation of the transaction contemplated by the Transaction Agreement. On January 21, 2009, a settlement agreement was reached between the parties which covered all persons who owned Sovereign common stock from October 13, 2008 to and including the effective date of the Transaction between Santander and Sovereign.
On January 28, 2009, Sovereign announced that shareholders at a special meeting held on January 28, 2009, voted to approve and adopt the Transaction Agreement. On January 30, 2009 Santander acquired all of the outstanding shares of Sovereign’s common stock not already owned by it pursuant to the terms of the Transaction Agreement. In connection with the acquisition which closed on Janauary 30, 2009, certain changes to our board of directors and executive management have been made.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of December 31, 2008. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2008.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors of Sovereign
     Information with respect to each of Sovereign’s directors is below. Except (i) for entities affiliated with Santander as described elsewhere in this Form 10-K or (ii) as otherwise indicated, none of the corporations or organizations listed below are a parent, subsidiary or other affiliate of Sovereign or Santander. Each of the directors shall hold their offices for terms of one year and until their successors are elected.
     Gabriel Jaramillo — Age 58. Mr. Jaramillo was appointed to the Sovereign Board on July 16, 2008. Mr. Jaramillo became the Chairman of the Board, President and Chief Executive Officer of the Company on January 30, 2009, and also currently serves as Chairman of each of the Executive and Risk Management Committees of the Board. For additional information regarding Mr. Jaramillo, including his business experience during the past five years, please see Part I — Item 4A — “Executive Officers of the Registrant”.
     Kirk Walters — Age 53. Mr. Walters was appointed to the Sovereign Board on January 30, 2009, and also currently serves as a member of the Executive and Risk Management Committees of the Board. Mr. Walters became the Senior Executive Vice President, Chief Financial Officer and Chief Administration Officer of the Company on January 3, 2009. From September 30, 2008 to January 3, 2009, he served as the Interim President, Interim Chief Executive Officer and Chief Financial Officer of the Company. From March 3, 2008 to September 30, 2008, he served as the Chief Financial Officer of the Company. For additional information regarding Mr. Walters, including his business experience during the past five years, please see Part I — Item 4A — “Executive Officers of the Registrant”.
     Gonzalo de Las Heras — Age 69. Mr. de Las Heras was appointed to the Sovereign Board on October 6, 2006. Mr. de Las Heras joined Santander in 1990. He is Executive Vice President of Grupo Santander, supervising its U.S. business. He is Chairman of Santander Bancorp, Puerto Rico; Banco Santander International, Miami; Santander Trust & Bank (Bahamas) Limited; and Banco Santander (Suisse). Prior to that, Mr. de Las Heras held various positions at J.P. Morgan, lastly as Senior Vice President and Managing Director heading its Latin American division. He served as a Director of First Fidelity Bancorporation until its merger with First Union. From 1993 to 1997, Mr. de Las Heras served on the New York State Banking Board. He is chairman of the Foreign Policy Association, a Trustee and past chairman of the Institute of International Bankers, and a director of both The Spanish Institute and the Spain-US Chamber of Commerce. Mr. de Las Heras has a law degree from the University of Mid and as a Del Amo Scholar pursued postgraduate studies in Business Administration and Economics at the University of Southern California.
     Marian Heard — Age 69. Mrs. Heard was elected to the Sovereign Board in 2005. Mrs. Heard currently serves as a member of the Audit Committee of the Board. Mrs. Heard is currently the President and Chief Executive Officer of Oxen Hill Partners, which specializes in leadership development programs. Mrs. Heard has served as a director of CVS Caremark Corporation since 1999, a publicly held corporation listed on the NYSE and the largest retail pharmacy in the United States. She has served on the Audit, Nominating and Corporate Governance Committees of CVS Caremark Corporation since 2000 and recently rotated off of the Management Planning Committee. On June 2, 2006, Mrs. Heard was elected to the board of BioSphere Medical, Inc., which specializes in certain bioengineering applications, and serves on its Compensation Committee. She has served as a director of Liberty Mutual Holding Company, Inc., a holding company for the family of Liberty Mutual Group insurance companies since 1994. Mrs. Heard has served as a director of Blue Cross and Blue Shield of Massachusetts since 1992 and chairs its Compensation Committee. Mrs. Heard served as a director of Fleet Bank of Massachusetts from 1992 to 1998 and subsequently Fleet Financial Corporation from 1998 until it was acquired by Bank of America in 2004. Mrs. Heard was appointed President and Chief Executive Officer of the United Way of Massachusetts Bay and Chief Executive Officer of the United Way of New England in February 1992. Mrs. Heard retired from the United Way in July 2004.
     Keith Morgan — Age 45. Mr. Morgan was appointed to the Sovereign Board on January 30, 2009. Mr. Morgan is Senior Vice President, Retail Acquisitions US at Santander. From May 2004 to November 2007, Mr. Morgan was Director, Strategy & Planning Director at Abbey National, PLC, the fifth largest bank in the United Kingdom.

     Alberto Sánchez — Age 45. Mr. Sánchez was reappointed to the Sovereign Board on January 30, 2009, and currently serves as a member of the Executive Committee of the Board. Mr. Sánchez previously served on the Board from March 16, 2007 to October 12, 2008. Mr. Sánchez is Head of Strategy for the Americas of Banco Santander, S.A. Since 1997, Mr. Sánchez has held the following positions within the Santander organization: Head of Equity Research; Head of Latin American Equities; and Head of Spanish Equities and Macroeconomics Research. Mr. Sánchez serves as a Director of Santander Consumer USA. He also serves as a Director of the Greenwich Village Orchestra.
     Wolfgang Schoellkopf — Age 76. Mr. Schoellkopf was appointed to the Sovereign Board on January 30, 2009, and currently serves as a member of each of the Executive, Audit and Risk Management Committees of the Board. From 2004 to 2008, Mr. Schoellkopf served as the Managing Partner of Lykos Capital Management, LLC, a private equity management company. From 2000 to 2002, he served as the General Manager of Bank Austria Group’s U.S. operations. On July 31, 1997, Mr. Schoellfkopf was elected as a director of SLM Corporation, commonly known as Sallie Mae, a leading provider of student loans. He served as a member of the Finance and Operations Committees of SLM Corporation from 1997 to 2007, and currently serves as the Chairman of the Compensation Committee. Since March 3, 2008, Mr. Schoellkopf has been a director of BPW Acquisition Corporation and has served on its Audit Committee. BPW Acquisition Corporation does not currently have significant operations. It intends to acquire one or more operating businesses in the financial services or business services industries through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination.
     Anthony Terracciano — Age 70. Mr. Terracciano was appointed to the Sovereign Board on January 30, 2009, and currently serves as a member of the Executive Committee of the Board and as Chairman of the Audit Committee of the Board. On January 7, 2008, Mr. Terracciano was elected non-executive Chairman of SLM Corporation, commonly known as Sallie Mae, a leading provider of student loans. From April 2008 through October 2008, Mr. Terracciano was a director of IKON Office Solutions, Inc., a provider of document management solutions, and was a member of its Corporate Governance, Human Resources and Audit Committees. From April 2002 to October 2007, he was a director of Avaya, Inc., a provider of communications related products, and served on its Corporate Governance and Audit and Finance Committees. From October 2004 through March 2008, he was a director of Knoll, Inc., a furniture manufacturer, and served on its Audit and Corporate Governance Committees. From June 2004 to May 2005, Mr. Terracciano served as the Chairman of the Board of Riggs National Corporation, a bank holding company the principal subsidiary of which was Riggs Bank N.A. Mr. Terracciano has also previously served on the boards of Dime Bancorporation from 1999 to 2002, American Water Works Company, Inc. from 1997 to 2003, First Union Bank from 1995 to 1997, First Fidelity Bank from 1990 to 1995 and Chase Manhattan Bank from 1986 to 1987.
Executive Officers of the Registrant
     Information required by this Item 10 relating to Sovereign’s executive officers is included in Part I — Item 4A — “Executive Officers of the Registrant”. All executive officers of the Company are elected by the Sovereign Board and serve at the Board’s discretion, subject to the agreements, as applicable, described in Part III — Item 11 — Executive Compensation, under the subheading “Description of Employment and Related Agreements”.
Section 16(a) Beneficial Ownership Reporting Compliance
     As noted elsewhere in this Form 10-K, on January 30, 2009, Sovereign became a wholly-owned subsidiary of Santander as a result of the consummation of the transactions contemplated by the Transaction Agreement. Immediately prior to such time and during the entirety of the 2008 fiscal year, each of Sovereign’s common stock and Series C preferred stock was publicly traded on the NYSE and registered pursuant to Section 12 of the Exchange Act (the Series C preferred stock still remains registered pursuant to Section 12 of the Exchange Act and listed on the NYSE). Accordingly, during that time, Section 16(a) of the Exchange Act required Sovereign’s executive officers and directors, and any persons owning 10% or more of Sovereign’s common stock and Series C preferred stock, to file in their personal capacities initial statements of beneficial ownership on Form 3, statements of changes in beneficial ownership on Form 4 and annual statements of beneficial ownership on Form 5. Persons filing such beneficial ownership statements were required by SEC rules and regulations to furnish Sovereign with copies of all such statements filed with the SEC. The SEC rules and regulations regarding the filing of such statements required that “late filings” of such statements be disclosed in this Form 10-K. Based solely on Sovereign’s review of Forms 3 and 4 and amendments thereto furnished to Sovereign during the 2008 fiscal year and Forms 5 and amendments thereto furnished to Sovereign with respect to the 2008 fiscal year, and on written representations from the then-current directors and executive officers of Sovereign that no Form 5 for any “late filing” was required to be filed by such persons, Sovereign believes that all such statements were timely filed in the 2008 fiscal year.
Code of Ethics
     Sovereign adopted a Code of Ethics that applies to the Chief Executive Officer and Senior Financial Officers (including, the Chief Financial Officer, Chief Accounting Officer and Controller of Sovereign and Sovereign Bank). This Code is posted and available free of charge on the Company’s web site at www.sovereignbank.com.
Procedures for Nominations to the Sovereign Board
     As noted elsewhere in this Form 10-K, on January 30, 2009, Sovereign became a wholly-owned subsidiary of Santander as a result of the consummation of the transactions contemplated by the Transaction Agreement. Immediately following the effective time of the Santander transaction, because Santander is the sole shareholder of all of Sovereign’s outstanding voting securities, the Sovereign Board no longer has a procedure for security holders to recommend nominees to the Sovereign Board.
Matters Relating to the Audit Committee of the Board
     The members of the Audit Committee of the Board are Anthony Terracciano, Chairman, Marian Heard, and Wolfgang Schoellkopf. The Sovereign Board designated Anthony Terracciano as the Audit Committee’s “audit committee financial expert” as such term is defined by SEC rules and regulations.

Item 11. Executive Compensation.
Compensation Discussion and Analysis
Explanatory Note
     On January 30, 2009, we became a wholly-owned subsidiary of Santander as a result of the consummation of the transactions contemplated by the Transaction Agreement and, in connection with the Santander transaction, many of our compensation plans and programs were eliminated. As a result, the discussion below of the compensation awarded or paid to the named executive officers for periods ending on or prior to December 31, 2008, includes information with respect to various compensation plans, programs and other arrangements that are no longer in effect as of the date hereof.
Periods Ending On or Prior to December 31, 2008
     This section of the Compensation Discussion and Analysis provides information regarding (i) our general philosophy and objectives behind executive compensation, (ii) the role and involvement of the parties in the analysis and decisions regarding our executive compensation, (iii) the general process of determining our executive compensation, (iv) the rationale behind the components of our executive compensation and (v) each component of our executive compensation, each as in effect for periods ending on or prior to December 31, 2008.
General Philosophy and Objectives
     At and prior to the 2008 fiscal year end, the fundamental principles we followed in designing and implementing our executive compensation programs were to (i) link pay to performance, (ii) align to an appropriate extent the interests of management with those of our shareholders and (iii) use our compensation practices to support our core values and strategic mission and vision. In addition, the following principles influenced and guided the compensation decisions of the Compensation Committee of our Board (the “Compensation Committee”):
The Compensation Committee examined our business plan and strategic objectives in order to ensure that its compensation decisions attracted and retained leaders and rewarded them for achieving our strategic objectives.
At the core of our compensation philosophy was our belief that we should link pay directly to performance. This philosophy guided our compensation-related decisions as follows:
•	A substantial portion of executive officer compensation was contingent upon achievement of objective corporate and/or individual performance objectives, with awards ranging depending on the levels of advancement.

•	The Compensation Committee believed that total compensation should generally increase with position, responsibility, and greater ability to influence our achievement of targeted results and strategic initiatives.

•	As position and responsibility increased, a greater portion of the executive officer’s total compensation became performance-based and contingent on the achievement of performance objectives.

•	Equity-based compensation was higher for persons with higher levels of responsibility, making a significant portion of their total compensation dependent on long-term appreciation in the value of our common stock.
The Parties Involved in Determining Executive Compensation During and Prior to 2008
     The Role of the Compensation Committee
     In connection with the consummation of the Santander transaction, our Board no longer has a Compensation Committee. As a result, the following describes the role of the Compensation Committee prior to the consummation of the Santander transaction.
     Prior to the Santander transaction, the Compensation Committee had the responsibility for adopting and reviewing our executive compensation philosophy so that it reflected our mission, vision, values, and long-term strategic objectives. More specifically, the fundamental authority and responsibilities of the Compensation Committee were to:
Administer our executive compensation programs in a manner that furthered our strategic goals and served the interests of our shareholders;
Establish compensation-related performance objectives for executive officers that supported our strategic goals and initiatives;
Evaluate the job performance of the Chief Executive Officer in light of the established goals and objectives;
Determine the total compensation levels of the senior executive officers and allocate total compensation among the various components of compensation in accordance with our executive compensation philosophy;
Administer our equity compensation and other incentive compensation plans;
Make recommendations to the Board regarding equity-based and incentive compensation plans;

Make recommendations regarding succession plans for senior executive officers; and
Recommend to the Board the compensation arrangements with respect to our non-employee directors.
     The Role of Management During and Prior to 2008
     Management also played an important role in the compensation process during and prior to 2008. The most significant aspects of management’s role in the compensation process were:
Evaluating team member performance (other than his own);
Recommending business performance targets and objectives (other than his own); and
Recommending salary levels, and equity and incentive awards for executive and other employees who report to them.
     Our Chief Executive Officer participated in Compensation Committee meetings at the Compensation Committee’s request to provide:
Background information regarding our strategic goals and initiatives;
Evaluation of the performance of senior executive officers (other than himself); and
Compensation recommendations for the senior executive officers (other than himself).
     The Role of Outside Independent Compensation Advisors During and Prior to 2008
     The Compensation Committee charter granted the Compensation Committee the ability to hire advisors and consultants to assist the Compensation Committee in meeting its obligations under its charter.
     In the fall of 2005, the Compensation Committee retained Hewitt Associates (“Hewitt”) to assist the Compensation Committee in identifying specific peer group companies and to provide research with respect to compensation programs and compensation levels among these peer companies. Hewitt also served as the Compensation Committee’s compensation consultant in 2006, 2007 and 2008. The total amount of fees paid to Hewitt for compensation related services in 2008 was $204,922. The Company did not pay any fees to Hewitt for non-compensation related services.
     We had a Compensation Consultant Policy that governed the retention of any compensation consultant. The purpose of this policy was to ensure that any compensation consultant that we retained to assist the Compensation Committee in the evaluation of director and/or Chief Executive Officer compensation or with our compensation plans, policies and programs was independent. This policy and the Compensation Committee charter provided that:
The Compensation Committee had the power to hire and fire any compensation consultant, and as a result, (i) the compensation consultant had to report directly to the Compensation Committee chair and (ii) the Compensation Committee could contact the compensation consultant without any interaction from our management.
Should our management have desired to engage the compensation consultant to provide services for Sovereign management, such engagement would have only occurred after the Compensation Committee reviewed such engagement and confirmed that the engagement would not compromise the independence of the compensation consultant.
Our management had the opportunity to review and comment on the advice and recommendations provided by the compensation consultant, but it would not override them or control which materials were sent to the Compensation Committee.
The Compensation Committee regularly evaluated the compensation consultant’s effectiveness, with the consultant either informed of the findings or actively involved in soliciting feedback. The Compensation Committee reviewed the advisability of a compensation consultant rotation not less frequently than every three years.
We were prohibited from employing any individual who worked on Sovereign’s account during the prior year for a period of one year after leaving the employment of the compensation consultant.
The Compensation Committee’s Process During and Prior to 2008
     The Compensation Committee’s process typically began with establishing corporate performance objectives for senior executive officers in the first quarter of each fiscal year. The Compensation Committee engaged in an active dialogue with the Chief Executive Officer and other senior executive officers concerning strategic objectives and performance targets. The Compensation Committee reviewed the appropriateness of the financial measures used in our incentive plans and the degree of difficulty in achieving specific performance targets. The Compensation Committee established corporate performance objectives based on pre-established earnings per share and other goals for Sovereign or one or more of our business units.

     Together with the performance objectives, the Compensation Committee established targeted total compensation levels for each of the senior executive officers. In making its determination, the Compensation Committee considered a number of factors. While a review of historical compensation levels and competitive pay practices at our peer companies was a critical component, even more important was the Compensation Committee’s review of the relative compensation levels among our senior executive officers as a group, industry conditions, corporate performance compared to peer companies, and the overall effectiveness of our compensation program in achieving desired performance levels.
     As targeted total compensation levels were determined, the Compensation Committee also determined the portion of total compensation that would have been contingent, performance-based pay. Performance-based pay generally included cash bonuses for achievement of specific performance objectives and equity-based compensation whose value was dependent upon long-term appreciation in the price of our common stock.
     During the period prior to and throughout 2008, the Compensation Committee met as often as necessary to perform its duties and responsibilities. At each of these meetings, the Compensation Committee received and reviewed materials in advance of each such meeting, which included:
Financial reports on year to date performance versus budget and comparison to prior year performance;
Reports on levels of achievement of individual and corporate performance objectives;
Reports on strategic objectives and budget for future periods;
Reports on both then-current and past performance versus a peer group of companies;
Information on the senior executive officers’ stock ownership holdings;
Information with respect to equity compensation awards;
Estimated value of equity awards (using a Black-Scholes evaluation methodology);
Tally sheets setting forth the total compensation of the senior executive officers which included, base salary, cash incentives, equity awards, perquisites, deferred compensation as well as amounts payable to the executives upon voluntary or involuntary termination, retirement, or following a change in control; and
Information regarding compensation programs and compensation levels at peer companies identified by our compensation consultant or by the Compensation Committee.
     Finally, with respect to process and in accordance with the provisions of the Compensation Committee’s charter, the Compensation Committee reviewed, on an annual basis, its performance and the effectiveness of our compensation program in obtaining desired results. To this end, during 2006, we undertook an extensive review of our executive compensation programs. This review resulted in recommended program changes approved by our Board for 2007 and beyond that directly supported the philosophy to deliver competitive programs that were easily understood and succinctly aligned to corporate performance goals. Our overall pay philosophy was to pay at the median (50%) level of our peer group (as discussed below under the subsection “Benchmarking”) for each element of executive compensation.
The Rationale Behind Our Executive Compensation During and Prior to 2008
     Business Context
     Before we became a wholly-owned subsidiary of Santander, we were a publicly traded company with common stock listed on the NYSE. Accordingly, we were committed to maximizing shareholder value by aggressively building our business lines and units through an entrepreneurial, local market strategy. We transformed our historical model of significant expansion through merger and acquisition activity to a balanced organic growth model to achieve ongoing, consistent increases in revenues, earnings per share, and return on equity. The success of this model was dependent on a highly skilled executive team of unquestioned integrity committed to delivering creative solutions for driving increased market share and customer loyalty. As a result, we adopted guiding compensation principles that were intended to directly align the interests of executives with shareholders in accomplishing these objectives.
     Benchmarking
     When making compensation decisions, we also looked at the compensation of our senior executive officers relative to the compensation paid to similarly-situated executives at companies that we considered to be our peers—this is often referred to as “benchmarking.” We used the same peer group in this benchmarking analysis that we used to assess business performance. The peer group changed over time as needed by adding or replacing major U.S. financial services companies to reflect our asset size and other factors.
     We believed that information regarding pay practices at peer companies was useful because we recognized that our compensation practices had to be competitive if we were to attract and retain quality executives. Accordingly, we reviewed compensation levels for our executive officers against compensation levels at the companies in the peer groups identified by our compensation consultant. It should be noted, however, that this benchmarking analysis was but one of the many factors that we considered in assessing the reasonableness of our compensation package.

     We based executive compensation opportunities on peer group information to determine competitive levels for base salary, short- and long-term incentives, and executive benefits and perquisites. We based actual compensation on competitive pay levels as well as individual positions in the executive group. We reviewed our executive compensation programs annually, using Hewitt. Hewitt worked with the Compensation Committee from late 2005 through 2006 and with our Human Resources Department in 2007 and 2008. We generally did not use formulas to allocate compensation between long- and short-term compensation or between equity and non-equity awards, rather we targeted all compensation components, including base salary, annual and long-term incentives (including equity awards), benefits, and perquisites, at median market levels compared to our peer group, with the variable components having significant upside potential and downside risk to reinforce pay for performance.
     Set forth below was our peer group as of December 31, 2008:

BB&T Corporation	Marshall & Isley Corporation
Fifth Third Bancorp	The PNC Financial Services Group, Inc
Huntington Bancshares Incorporated	UnionBanCal Corporation
KeyCorp	Regions Financial Corporation
M&T Bank Corporation	Zions Bancorporation
     Internal Pay Equity
     We believed that internal pay equity was an important factor for us to consider in establishing compensation for executive officers. We did not establish a formal policy regarding the ratio of total compensation of the Chief Executive Officer to that of the other executive officers, but we reviewed compensation levels to ensure that an appropriate relationship existed.
     Maximization of the Tax Deductibility of Compensation Where Appropriate
     We generally sought to maximize deductibility for tax purposes of all elements of compensation. The Compensation Committee reviewed compensation plans in light of applicable tax provisions, including Code Sections 162(m) and 280G and revised compensation plans and arrangements from time to time to maximize deductibility. The Compensation Committee could have, however, approved compensation or compensation arrangements that did not qualify for maximum deductibility when the Compensation Committee deemed it to be in our best interest.
Components of Our Executive Compensation During and Prior to 2008
     For 2008, compensation paid to our named executive officers consisted primarily of base salary, short-term incentives, and long-term incentives, as described more fully below. In addition to executive officers being eligible for participation in Company-wide benefits plans, we provided selected executive officers (including the named executive officers) with certain benefits not available to the general team member population but which were at or under competitive levels with peer group programs.
     Base Salary During and Prior to 2008
     Base salary was a key element of executive compensation because it provided our executive officers with a fixed base level of bi-weekly income. In determining the base salaries of senior executive officers, the Compensation Committee considered the following criteria:
The overall job scope and responsibilities;
The executive’s qualifications, including education and experience level;
The goals and objectives established for the executive;
Individual performance versus objectives;
The executive’s past performance;
Competitive salary practices at peer companies;
Internal pay equity; and
Maximizing the deductibility of compensation for tax purposes.
     As a result of our 2006 executive compensation review, we implemented a new executive base salary grade structure in 2007. Beginning in 2007, we classified each executive officer position, other than the Chief Executive Officer, into specific salary grades developed to target base salary at the median of our peer group for similar positions and to differentiate more equitably between executive positions based on job scope and complexity.

     We annually reviewed the base salaries for our executive officers to assess the above criteria and determined any necessary adjustments and we generally adjusted, on a prospective basis, the base salaries effective with the first pay period in April. Periodic increases also have occurred if warranted in the event of significant increases in job scope and responsibility or other factors. For example, (i) Mr. Walters received an increase in base salary for 2008 in connection with his appointment as Interim President and Interim Chief Executive Officer, (ii) Mr. Sullivan received an increase in base salary for 2008 in connection with his promotion to Managing Director, Commercial Banking, and (iii) Mr. Rinaldi received an increase in base salary for 2008 for his continued service as Chief of Staff to the Chief Executive Officer. See “Description of Employment and Related Agreements.”
     Short-Term Incentive Compensation During and Prior to 2008
     Our short-term incentive programs contained two components: a cash bonus component and an equity award component. We discuss our analysis of the mix between cash and equity compensation below and under “Long-Term Incentive Compensation During and Prior to 2008.”
     We provided annual short-term incentive opportunities for the named executive officers to reward achievement of Company and individual performance objectives, as well as to reinforce key cultural behaviors used to achieve short-term and long-term success. Each year, we implemented both financial and non-financial measures that we established for each named executive officer including threshold performance expectations for triggering incentive payout eligibility as well as target and maximum performance benchmarks for determining ongoing incentive awards and final incentive payouts. We targeted the variable compensation component at the median level as compared to our peer group for achievement of these benchmarks. Our short-term incentive programs provided significant variance in the amount of potential awards, higher or lower, in order to reinforce our pay for performance philosophy.
     The Chief Executive Officers’ annual awards for 2006, 2007 and 2008 (as applicable) were tied 100% to the corporate performance factors described below. Awards to certain other named executive officers we refer to herein as “senior executive officers” (i.e., Mr. McCollom in 2006 and Messrs. McCollom and Rinaldi in 2007 and in 2008) were based 20% on individual performance factors and 80% on meeting the Company performance factors. This mix was intended to reinforce the critical focus of our senior executive officers on certain annual objectives that significantly impacted our long-term performance strategy. Below the senior executive officer level (e.g., Mr. Sullivan in 2007 and Messrs. Sullivan and Lever for 2008), the target award mix for executives was 60% individual performance factors and 40% Company performance factor, reinforcing our Company-wide annual incentive alignment. In determining the individual performance component, the Compensation Committee conducted a detailed assessment of each team member’s accomplishments versus pre-established objectives for the year. The Compensation Committee used this assessment to determine an appropriate incentive payment directly correlated to the level of accomplishment achieved.
     We have historically paid out annual short-term incentive compensation in both cash and restricted stock with a three-year “graded” vesting schedule. In 2006, the cash/restricted stock mix was 67%/33% for the senior executive officers and, in general, 65%/35% for all other executive officers. Based on the 2006 executive compensation study, the Compensation Committee determined that our use of equity as a payment vehicle for short-term incentive compensation was not a competitive practice compared to the majority of our peers. Therefore, the Compensation Committee determined that we would transition to paying short-term incentive compensation to our executive officers 100% in cash by 2009, except for the Chief Executive Officer, whose compensation mix would be governed by the terms of an employment agreement. For 2007, as part of the transition process, we increased the cash/restricted stock mix to 75%/25% for executive officers below the senior executive officer level. The cash/restricted stock mix for senior executive officers remained at 67%/33% for 2007. All named executive officers received their short-term incentive bonus for 2008 in the form of cash.
     Payout of short-term incentive awards to the named executive officers for 2007 were tied to our achieving a return on risk-weighted assets target of 1.31%, with our achieving a return on risk-weighted assets, or RORWA, of 1.23% required for any payout. Our actual return on risk-weighted assets in 2007 was 1.21%. Because we did not reach these targets, the named executive officers did not receive a payout of the Company component for 2007 performance under our short-term compensation programs. After consideration, however, the Compensation Committee recognized Messrs. Rinaldi’s and Sullivan’s performances in 2007, and awarded them bonuses of $135,000 and $141,750, respectively. We paid Mr. Rinaldi’s award 67% in cash and 33% in restricted common stock (3,908 shares) and Mr. Sullivan’s award 75% in cash and 25% in restricted stock (3,109 shares). The restricted stock portion of the awards was granted on March 3, 2008, and vests ratably over three years.

     For 2008, we set Messrs. Campanelli’s and Rinaldi’s short-term incentive compensation target awards at $1,163,750 (100% based on Company performance), and $285,600 (80% based on Company performance, 20% based on individual performance), respectively. The portion of the target award tied to Company performance was subject to our achieving a 1.05% return on risk-weighted assets in 2008, with a sliding scale of payouts in relation to Company performance against this target as set forth in the table immediately below. However, in May 2008, our Board reduced the return on risk-weighted assets target to .96% due, in part, to dramatic changes in the economic environment compared with the September 2007 budget. Then, in June 2008, based on this revised target and expectations for the remainder of the year, including continued volatility in the financial markets, the Board adjusted the RORWA achievement levels for above or below target performance. As adjusted, the 2008 RORWA achievement levels in relation to the RORWA target of .96% and the percentage payout of the Company performance portion of the target awards are set forth in the following table. A RORWA target of .96% represents 100% achievement of target RORWA in the table below.

Percentage Payout of Company
Percentage Achievement of Target RORWA	Portion of Award
>= 110%	150%
>=105% and < 110%	125%
>=100% and < 105%	100%
>=95% and < 100%	75%
>= 90% and < 95%	50%
< 90%	Board Discretion
     In addition, the Compensation Committee could review any excess (above-target) operating earnings achieved at year-end to determine the appropriateness of their inclusion in calculating the return on risk-weighted assets. In accordance with the terms of his employment agreement, Mr. Campanelli’s award was payable one-third in cash and two-thirds in restricted common stock under the 2004 Plan. Pursuant to his Separation Agreement, Mr. Campanelli continued to be eligible to receive a prorated bonus for 2008 based on the same Company performance targets and other business criteria that applied to other executive officers of the Company. Mr. Rinaldi’s award was payable 100% in cash.
     For 2008, Mr. Sullivan’s and Mr. Lever’s short-term incentive compensation targets were set at $272,077 and $238,000, respectively; 40% of each of the foregoing targets were based on the same Company performance criteria described above for Messrs. Campanelli and Rinaldi, and 60% of each of the foregoing targets was based on individual performance. Messrs. Sullivan’s and Lever’s bonuses were payable 100% in cash.
     Pursuant to the terms of his employment agreement, for 2008, Mr. Walters’ short-term incentive compensation target was set at his annual base salary of $550,000, 100% of which was subject to the same Company performance criteria described above for Messrs. Campanelli and Rinaldi. Under the terms of his employment agreement, Mr. Walters was eligible to receive a short-term incentive bonus of up to 200% of his annual base salary. Mr. Walters’ bonus was payable in cash. See “Description of Employment and Related Agreements.”
     Mr. McCollom did not receive a short-term incentive compensation bonus target for 2008.
     Ultimately, Sovereign did not achieve the Company goal for return on risk weighted assets in 2008. Nonetheless, in light of: (1) the contributions made by eligible team members with respect to many key initiatives in 2008, including the capital raise in May 2008, the efforts to focus Sovereign Bank on core businesses, and the Santander transaction; (2) our desire to retain valuable team members during a critical transition year; and (3) the fact that our financial performance in 2008 was adversely affected by disruptions that were, to a large extent, outside the control of eligible team members in the short-term incentive plan, the Compensation Committee determined to deem the Company performance component for 2008 satisfied at the target level for all participating team members, including the named executive officers (other than Mr. McCollom). With respect to Mr. Walters, however, in recognition of his overall performance in 2008, the Compensation Committee exercised its discretion to award Mr. Walters a short-term incentive compensation bonus in excess of the target. In taking this action, the Compensation Committee noted, among other things, that Mr. Walters had taken many steps in helping move the Company in a new direction as he worked to resolve outstanding issues and laid a solid foundation to permit the Company to move forward and position itself to make substantial improvements. Upon the Compensation Committee’s recommendation, the Board approved the maximum short-term incentive compensation bonus allowable under Mr. Walters’ employment agreement.

     We made cash payments to the named executive officers in the amounts set forth below as short-term incentive awards for 2008. These amounts include payments made with respect to each of the named executive officer’s individual performance (as applicable), the deemed satisfaction of the Company performance at the target level and, in the case of Mr. Walters, the maximum bonus allowable under his employment agreement.

Named Executive Officer	Short-Term Incentive Award
Kirk W. Walters	$1,100,000
Salvatore J. Rinaldi	$311,590
Roy J. Lever	$302,974
Patrick J. Sullivan	$263,915
Joseph P. Campanelli	$965,913
     In addition to the short-term incentive compensation described above, on February 13, 2007, the Board approved potential supplemental short-term incentive compensation awards payable in 2008 and 2009 to Messrs. Campanelli and McCollom. In the event that our cash earnings for 2007 and 2008 equaled or exceeded $1.45 and $1.08 per share, respectively, each of Messrs. Campanelli and McCollom would have received a cash payment of $225,500 for each such year, provided that he was a member of the Office of the CEO on December 31, 2007, and December 31, 2008, respectively. In addition, these awards were subject to our Tier 1 capital not being less than 5% as of the end of the applicable year and satisfaction of certain other asset quality criteria as of such date. In the event of a change in control, any potential supplemental short-term compensation awards would have been payable within 30 days after such change in control if such individual were serving as a member of the Office of the CEO immediately before the change in control. Notwithstanding the foregoing, the Compensation Committee could, in its discretion, determine that a participant earned all or a portion of this award for a particular year notwithstanding our failure to achieve the cash earnings or other criteria established for the award. Because we did not reach this target in 2007, and because the Compensation Committee did not exercise its discretion, Messrs. Campanelli and McCollom did not receive the supplemental bonus payment of $225,500 for 2007. As we describe in our discussion of Mr. McCollom’s Separation Agreement in “Description of Employment and Related Agreements,” in connection with Mr. McCollom’s resignation as our Chief Financial Officer effective March 3, 2008, and termination of employment effective May 30, 2008, Mr. McCollom received a cash payment of $225,500 in lieu of his supplemental short-term incentive compensation award for 2008. Mr. Campanelli did not receive a payment with respect to his supplemental short-term incentive compensation for 2008.
      Long-Term Incentive Compensation During and Prior to 2008
     When we were a public company prior to the consummation of the Santander transaction, we believed in maintaining a strong correlation between management incentives and shareholders’ long-term interests by using equity-based compensation programs that were easily understood and incorporated long-term business growth targets. While our short-term incentive compensation structure rewarded performance over the previous 12 month period, our long-term incentive awards also took into account both past performance as well as projected contributions based on each executive officer’s potential and the level of influence in our organization. We determined, on an annual basis, which executives would receive long-term incentive awards, the size and type of the awards, and the award restrictions (vesting and performance criteria). We generally targeted these awards to the median level compared to our peer group, although actual award size would vary based on individual performance and long-term potential of each executive as determined by the Compensation Committee. We awarded all options and restricted stock under one of our shareholder-approved equity compensation plans. We describe each of the equity compensation plans in the narrative following the Summary Compensation Table, the Grants of Plan-Based Awards Table, and the Outstanding Equity Awards at Fiscal 2008 Year End Table. As discussed in the section entitled “Description of Employment and Related Agreements, “ we granted restricted stock units and stock appreciation rights to Mr. Walters; such grants were not pursuant to our equity compensation plans.
     When we were a public company, we used stock options as an incentive vehicle because, among other things:
We believed that stock options aligned the interests of holders, supported the incentive philosophy described above, facilitated executive stock ownership, and focused the executive management team on increasing value for our shareholders;
Stock options were performance-based. All the value received by the recipient from a stock option was based upon the increase in the value of a share of our common stock above the option exercise price;
Stock options helped to provide a balance to the overall compensation program; and
The vesting period and performance criteria encouraged executive retention and, we believed, the preservation of shareholder value.
     All stock options included the following features:
The term of grants did not exceed 10 years (in the case of incentive stock options) and 10 years and one month (in the case of non-qualified stock options);
The grant price was not less than the closing price of a share of our common stock on the date of grant;
Grants did not include “re-load provisions”; and

Re-pricing of options was prohibited under the terms of the plans.
     We also used restricted stock as an investment vehicle because, among other things:
Restricted stock provided an equally motivating form of incentive compensation as stock options;
In certain circumstances, options could motivate the achievement of short-term gains at the expense of long-term strategic accomplishments; and
Awarding restricted stock permitted us to use fewer shares than options to deliver the same value to the executive, which reduced the potential dilution to our shareholders.
     In determining the number of options and shares of restricted stock that we awarded to our executive officers as short-term incentive compensation, the Compensation Committee took into account the individual’s position, scope of responsibility, and the value of the awards in relation to other elements of the executive’s total compensation.
     Beginning in 2007, and except in the case of certain 2008 equity grants to Mr. Walters described in “Description of Employment and Related Agreements,” our executive officers received their long-term incentive award in the form of restricted stock. The program provided the following forms of equity compensation:
Our senior executive officers received shares of restricted stock using a performance-vesting grid incorporating return on asset-related performance metrics. The shares had a five-year cliff vesting schedule, which schedule could be reduced to three years if we met certain performance criteria for the three-year cycle.
All other executives received shares of restricted stock that vested ratably over five years.
     In order to achieve the median competitive position set forth in our executive compensation philosophy, we increased our target long-term incentive awards for our senior executive officers in 2007, and continued to phase in the increase to our senior executive officers through 2008.
      2008 Long-Term Incentive Awards
     On March 3, 2008, we awarded Messrs. Campanelli and Rinaldi long-term incentive awards of $2,056,250, and $600,000, respectively, in the form of 180,373 and 52,632 shares of restricted common stock, respectively, under the 2004 Plan (we determined the number of shares based on the $11.40 closing price of our common stock on December 31, 2007). Messrs. Campanelli’s and Rinaldi’s awards were to vest in five years, unless the average of our year-to-year improvement for return on risk-weighted assets for 2008, 2009, and 2010 was greater than the relative performance of at least 50% of the companies in our peer group, in which case the award would have cliff vested in three years. As we describe in our discussion of Mr. Campanelli’s Separation Agreement in “Description of Employment and Related Agreements”, in connection with Mr. Campanelli’s resignation as our Chief Executive Officer effective September 30, 2008, and termination, effective October 30, 2008, Mr. Campanelli received, among other things, a cash payment in respect of each of his shares of restricted stock.
     In addition, on March 3, 2008, we awarded Mr. Sullivan a long-term incentive award of $500,000 in the form of 43,860 shares of restricted stock under the 2004 Plan (we determined the number of shares based on the $11.40 closing price of our common stock on December 31,2007). This award was to vest ratably over five years.
     On March 3, 2008, we awarded Mr. Lever a long-term incentive award of $500,000 in the form of 43,860 shares of restricted stock under the 2004 Plan (we determined the number of shares based on the $11.40 closing price of our common stock on December 31, 2007). This award was to vest ratably over five years.
     On March 3, 2008, we awarded Mr. Walters a long-term incentive award of $700,000 in the form of 61,404 shares of restricted stock under the 2004 Plan (we determined the number of shares based on the $11.40 closing price of our common stock on December 31, 2007). This award would have cliff-vested in five years unless the average of our year-to-year improvement for return on risk-weighted assets for 2008, 2009 and 2010 was greater than the relative performance of at least 50% of the companies in our peer group, in which case the award would have cliff-vested in three years. Additionally, on March 7, 2008, we awarded Mr. Walters a long-term incentive award of $200,000 in the form of 19,551 shares of restricted stock under the 2004 Plan (we determined the number of shares based on the $10.23 closing price of our common stock on March 7, 2008). This award was to vest ratably over five years. In addition, in October 2008, we awarded Mr. Walters certain long-term incentive awards as detailed in the section entitled “Description of Employment and Related Agreements” below.
     Mr. McCollom did not receive a long-term incentive compensation award for 2008.
     As previously discussed, in accordance with the terms and conditions of the Transaction Agreement, all options outstanding immediately prior to the consummation of the transaction were cancelled, and the holders thereof were entitled to receive a cash payment in respect of each option, whether or not vested, equal to the excess, if any, of the fair market value of the stock as of closing over the grant price; all option were underwater as of closing and no employees received any cash payments in respect of the options. Further, in accordance with the terms of the Transaction Agreement, all restricted stock outstanding immediately prior to the consummation of the Santander transaction were effectively cancelled in exchange for the right to receive Santander ADSs.

     Additional Commentary on Equity Compensation
     The following provides additional general information regarding our equity compensation prior to the Santander transaction:
Delegation of Administration: The Compensation Committee delegated the day-to-day administration of its equity compensation plans to Sovereign’s Human Resources Department (formerly called Team Member Services).
Value of Equity Awards: All equity awards to our team members, including the named executive officers, were awarded and reflected in our consolidated financial statements, based on applicable accounting guidance, at fair market value on the grant date in accordance with SFAS 123(R).
     Timing of Stock Option Grants: We did not grant stock options in 2008 except to Mr. Walters, as described in “Description of Employment and Related Agreements.” Subject to certain exceptions, for prior years, we planned the dates of our equity awards, including grants of stock options, well in advance of any actual award. The Compensation Committee approved our annual short- and long-term incentive awards at its regularly scheduled meeting in February or March of each year, which was after we released our annual earnings. Except in unusual circumstances, such as in the case of new hires receiving a grant of less than 50,000 stock options, we did not grant stock options to executive officers at other dates. The grant date of stock options was established when the Compensation Committee approved the grant and all key terms had been determined. Under the terms of each of our equity compensation plans that provided for stock option grants, the exercise price of each option to purchase our stock was the closing price of our common stock on the grant date. If, at the time of any option grant to an executive officer, any member of our Board or senior management was aware of material non-public information, the planned grant was not made.
      Employment Agreements
     Prior to the consummation of the Santander transaction, we used employment agreements for executive officers to establish key elements of the agreement between us and the executive that differ from the our standard plans and programs. The agreements also facilitated the creation of covenants, such as those prohibiting post-employment competition or hiring by executives. We entered into employment and/or change of control agreements with each of the named executive officers, which are discussed below in detail in the section entitled “Description of Employment And Related Agreements.” However, following the Santander transaction, each of the employment agreements of the named executive officers were terminated in exchange for payments to the subject executives and we entered into new letter agreements with each of the named executive officers. The terms of the new letter agreements are also discussed below in “Description of Employment And Related Agreements.”
Period Following the Santander Transaction
     We remain committed to establishing competitive compensation programs for our executives for 2009 and beyond. We anticipate that our short-term incentive compensation program will be substantially similar to our 2008 program (described above) and that the targets will be set at the same levels as in effect for 2008. We continue to work with Santander in establishing a new long-term incentive program that will enable us to continue offering long-term incentives as a tool for retaining and attracting highly qualified executives. Now that we are a wholly-owned subsidiary of Santander, the short and long-term incentive compensation programs will provide awards solely in cash rather than, as done in the past, shares of our common stock.
Matters Relating to the Compensation Committee of the Board
Compensation Committee Report
     As a result of the Santander transaction, we currently do not have a Compensation Committee. For purposes of Item 407(e)(5) of Regulation S-K, the Sovereign Board furnishes the following information. The Sovereign Board has reviewed and discussed the Compensation Discussion and Analysis included in Part III — Item 11 of the Form 10-K with management. Based upon the Sovereign Board’s review and discussion with management, the Sovereign Board has recommended that the Compensation Discussion and Analysis be included in the Form 10-K for the fiscal year ended December 31, 2008.
Submitted by:
Gabriel Jaramillo, Chairman
Gonzalo de Las Heras
Marian Heard
Keith Morgan
Alberto Sánchez
Wolfgang Schoellkopf
Anthony Terracciano
Kirk Walters
The foregoing “Compensation Committee Report” shall not be deemed to be “filed” with the SEC or to the liabilities of Section 18 of the Exchange Act, and notwithstanding anything to the contrary set forth in any of Sovereign’s previous filings under the Securities Act or the Exchange Act, that incorporate future filings, including this Form 10-K, in whole or in part, the foregoing “Compensation Committee Report” shall not be incorporated by reference into any such filings.

Compensation Committee Interlocks and Insider Participation
     During 2008, the last completed fiscal year, the following directors served as members of the Compensation Committee of the Board: Marian Heard, Chair, Gonzalo de Las Heras, Brian Hard, Andrew C. Hove, Jr., William J. Moran, Maria Fiorini Ramirez, Juan Rodriguez-Inciarte (as an alternative to Mr. de Las Heras), and Ralph V. Whitworth. Mr. Hard had a lending relationship with Sovereign Bank, which was made and remained in compliance with Regulation O. As detailed in Item 13 of this Form 10-K, during the 2008 fiscal year, Messrs. de Las Heras, Rodriguez-Inciarte, and Sánchez served as executive officers of Santander or an affiliated entity, and certain relationships existed between Sovereign and its affiliates, on one hand, and Santander and its affiliates, on the other hand. With these exceptions, no member of the Compensation Committee (i) was, during the 2008 fiscal year, or had previously been, an officer of employee of Sovereign or its subsidiaries nor (ii) had any direct or indirect material interest in a transaction of Sovereign or a business relationship with Sovereign, in each case that would require disclosure under the applicable rules of the SEC. No other interlocking relationship existed between any member of the Compensation Committee or an executive officer of Sovereign, on the one hand, and any member of the compensation committee (or committee performing equivalent functions, or the full board of directors) or an executive officer of any other entity, on the other hand, requiring disclosure pursuant to the applicable rules of the SEC.

Summary Compensation Table — 2008

							Change in Pension
							Value and
							Non-Equity
							Nonqualified
						Non-Equity	Deferred
					Option	Incentive Plan	Compensation	All other
		Salary	Bonus	Stock Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)(2)	($)(3)	($)(4)	($)(4)	($)	($)(5)	($)(6)	($)

Kirk W. Walters(1)	2008	$449,615	$1,100,000	$235,015	$62,794	$0	$0	$143,121	$1,990,546
Interim President, Interim Chief Executive Officer and Chief Financial Officer

Salvatore J. Rinaldi	2008	$407,885	$311,590	$272,330	$3,223	$0	$0	$25,922	$1,020,949
Chief of Staff to the Chief Executive Officer	2007	$329,039	$90,450	$152,043	$24,885	$0	$0	$25,322	$621,739

Roy J. Lever	2008	$343,270	$602,974	$79,801	$0	$0	$0	$18,400	$1,044,446
Managing Director of Retail Banking

Patrick J. Sullivan	2008	$398,186	$263,915	$286,924	$3,223	$0	$0	$42,044	$994,291
Chief Executive Officer of Sovereign Bank—New England Division	2007	$323,465	$106,313	$160,529	$24,885	$0	$0	$24,617	$639,809

Joseph P. Campanelli	2008	$747,115	$965,913	$(460,387)	$296,367	$0	$490,112	$4,243,884	$6,283,004
Former President and Chief Executive Officer(7)	2007	$826,923	$1,250,000	$860,106	$128,043	$0	$1,298,807	$73,159	$4,437,038
	2006	$565,000	$36,500	$261,413	$261,413	$0	$2,682,951	$38,019	$3,621,598

Mark R. McCollom Former Chief Financial Officer(7)	2008	$271,827	$0	$(177,005)	$(194,275)	$0	$0	$2,958,845	$2,859,392
	2007	$543,270	$0	$210,810	$157,564	$0	$0	$33,682	$945,326
	2006	$477,885	$55,000	$91,460	$91,460	$0	$38,808	$39,270	$740,138
Footnotes:

(1)	Effective September 30, 2008, Kirk W. Walters, then our Chief Financial Officer, was appointed to also serve as Interim President and Interim Chief Executive Officer of Sovereign, until the earlier of January 3, 2009 and Paul Perrault’s commencement of employment as Chief Executive Officer, following which Mr. Walters began serving as our Senior Executive Vice President and Chief Administrative Officer and continued to serve as Chief Financial Officer. Mr. Walters succeeded Joseph P. Campanelli, who agreed to step down as Chief Executive Officer effective September 30, 2008 pursuant to the terms and conditions of a Separation and Consulting Agreement with Mr. Campanelli. See “Description of Employment and Related Agreements.”

(2)	Base salary is based on actual compensation paid through December 31, 2008.

(3)	The amounts in this column reflect actual cash bonuses that we paid in 2009 for 2008 performance, 2008 for 2007 performance and 2007 for 2006 performance.
•	Mr. Walters received a bonus of $1,100,000 for 2008 performance, which we paid in cash.

•	For 2006 performance, we paid a bonus of $225,000 to Mr. Campanelli in accordance with the terms of his employment agreement, of which one-third we paid in cash and two-thirds we paid in restricted stock. In addition, because Mr. Campanelli was employed on October 9, 2007, in accordance with the terms of his employment agreement, we paid Mr. Campanelli a stay bonus of $1,250,000 as of that date. Mr. Campanelli did not receive a bonus for 2007 performance. For 2008, in accordance with the terms of his Separation Agreement, described in the section entitled “ Separation Agreements,” Mr. Campanelli received a bonus which was calculated using a target bonus percentage for the year of 133%, but prorated to reflect his period of employment in 2008.

•	Mr. McCollom received a bonus of $200,000 for 2006, which we paid 55% in cash and 45% in restricted stock. Mr. McCollom did not receive a bonus for 2007 or 2008 performance. Pursuant to the terms of Mr. McCollom’s Separation Agreement, Mr. McCollom received $225,500 in lieu of his supplemental short-term incentive bonus; such amount is not reflected in this column, but is reflected in the All Other Compensation column.

•	Mr. Rinaldi received a bonus of (i) $311,590 for 2008 performance, which we paid in cash, and (ii) $135,000 for 2007 performance, which we paid 67% in cash and 33% in restricted stock.

•	Mr. Lever received (i) a bonus of $302,974 for 2008 performance, which we paid in cash, and (ii) a $300,000 sign-on bonus, which we paid in cash.

•	Mr. Sullivan received a bonus of (i) 263,915 for 2008 performance, which we paid in cash, and (ii) $141,750 for 2007 performance, which we paid 75% in cash and 25% in restricted stock.

In 2006, each of Messrs. Campanelli and McCollom elected to defer 50% of his respective cash bonus to the Deferred Compensation Plan in its former status as the Bonus Deferral Program, which we describe under “Deferred Compensation Plan,” and which are not reflected in this column. Such deferrals are included in the Stock Awards column. No named executive officer elected to defer any salary or bonus into the Deferred Compensation Plan for 2007 or 2008.

(4)	The amounts in this column reflect the dollar amount recognized for financial statement reporting purposes for the applicable fiscal year, in accordance with SFAS 123(R), of awards under our equity compensation plans (each of which is more fully described under the caption “Our Compensation Plans During and Prior to 2008”) and our Bonus Deferral Program for 2008 (which is paid in stock) and thus may include amounts from awards granted in and before the applicable fiscal year. Assumptions used in the calculation of this amount are included in footnotes to our audited financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2008. For Mr. Walters, the Stock Awards column includes restricted stock units granted to Mr. Walters pursuant to the terms of his employment agreement; such award was not granted under our equity compensation plans.

(5)	Includes the aggregate change in the accumulated pension value of the named executive officer’s benefit under our Enhanced Retirement Plan, which is described following the “Pension Benefits — 2008” table, and the above-market or preferential earnings on compensation deferred under our nonqualified deferred compensation plans, which we describe following the “Nonqualified Deferred Compensation — 2008” table. The separate amounts are as follows:

Name	Year	Change in Pension Value	Earnings on Deferred Compensation
Kirk W. Walters	2008	$0	$0

Salvatore J. Rinaldi	2008	$0	$0
	2007	$0	$0

Roy J. Lever	2008	$0	$0
	2007	$0	$0
	2006	$0	$19,599

Patrick J. Sullivan	2008	$0	$0
	2007	$0	$0

Joseph P. Campanelli	2008	$489,942	$170
	2007	$1,298,800	$7
	2006	$2,459,423	$223,528

Mark R. McCollom	2008	$0	$0
	2007	$0	$0
	2006	$0	$38,808

(6)	Includes the following amounts that we paid to or on behalf of the named executive officers:

	Year	Walters	Rinaldi	Lever	Sullivan	Campanelli		McCollom
Car Allowance or Personal Use of Company Car(*)	2008	$10,996	$12,188	$9,200	$9,000	$0		$3,750
	2007	$—	$12,188	$—	$9,000	$2,552		$7,250
	2006	$—	$—	$—	$—	$7,139		$6,000

Club Membership	2008	$400	$4,180	$0	$22,321	$8,943		$4,719
	2007	$—	$3,916	$—	$5,736	$9,588		$11,569
	2006	$—	$—	$—	$—	$7,280		$11,051

Home Security System	2008	$0	$0	$0	$0	$0		$0
	2007	$—	$0	$—	$0	$49,119		$0
	2006	$—	$—	$—	$—	$0		$0

Physical Exam and Tax Gross Up for Exam	2008	$0	$0	$0	$0	$0		$0
	2007	$0	$0	$—	$0	$0		$4,724
	2006	$0	$—	$—	$—	$0		$0

Independence Community Investment Corp. REIT Award	2008	$0	$0	$0	$0	$0		$0
	2007	$—	$0	$—	$0	$0		$0
	2006	$—	$—	$—	$—	$1,074		$1,088

Company Contribution to Sovereign Retirement Plan(**)	2008	$8,797	$8,466	$9,200	$9,200	$9,200		$9,200
	2007	$—	$8,337	$—	$9,000	$9,000		$9,000
	2006	$—	$—	$—	$—	$20,536		$20,536

Dividends Paid on Vesting of Restricted Stock	2008	$0	$1,088	$0	$1,523	$2,666		$1,648
	2007	$—	$881	$—	$881	$2,900		$1,139
	2006	$—	$—	$—	$—	$1,990		$595

Relocation Expenses	2008	$122,928	$0	$0	$0	$0		$0
	2007	$—	$0	$—	$0	$0		$0
	2006	$—	$0	$—	$0	$0		$0

Severance Payments	2008	$—	$—	$—	$—	$4,223,075	(***)	$2,939,528	(****)
Total	2008	$143,121	$25,992	$18,400	$42,044	$4,243,884		$2,958,845
	2007	$—	$25,322	$—	$24,617	$73,159		$33,682
	2006	$—	$—	$—	$—	$38,019		$39,270

(*)	The value that we attribute to the personal use of Sovereign-provided automobiles (as calculated in accordance with Internal Revenue Service guidelines) is included as compensation on the W-2 forms of the named executive officers who receive such benefits. Each such named executive officer is responsible for paying income tax on such amount. We determined the aggregate incremental cost of any personal use of company automobiles in accordance with the requirements of the U.S. Treasury Regulation § 1.61-21.

(**)	Includes our matching contribution to each named executive officer’s 401(k) account under our retirement plan for 2008, 2007, and 2006. Includes the value as of December 31, 2007, for 2007, and as of December 29, 2006, for 2006 of the shares of our common stock allocated as our contribution to each named executive officer’s ESOP account under our retirement plan. We did not make an ESOP contribution for 2008.

(***)	Includes the following payments and benefits under the terms of Mr. Campanelli’s Separation Agreement: (a) a severance payment of $3,253,624, (b) a cash payment, in respect of each of his 341,495 shares of restricted stock, equal to the fair value per share of our common stock, and (c) continued participation in Sovereign’s welfare benefit plans for a limited time (estimated at $44,000). Under the Separation Agreement, Mr. Campanelli was also entitled to (a) full vesting and distribution of his entire account (29,125 shares) under the Bonus Deferral Program and (b) full vesting of his nonqualified stock options under the 2001 Plan; such amounts are included in the Stock Awards and Option Awards columns, respectively. See “Separation Agreements.”

(****)	Includes the following payments and benefits under the terms of Mr. McCollom’s Separation Agreement: [(a) a cash payment of approximately $2,046,625 due under his employment agreement, (b) $450,000 for a non-solicitation agreement, whereby Mr. McCollom agreed not to solicit or hire any of our employees, or any subsidiary, for a one-year period following his termination on May 30, 2008, (c) $75,000 for consulting services provided by Mr. McCollom to us, (d) $225,500 in lieu of the 2008 supplemental short-term incentive award, (e)a $86,586 cash payment equal to the closing price of Sovereign common stock on the day prior to the change in control times 35,055, (f) $15,817 in long-term disability premiums and (g) continued participation in Sovereign’s welfare benefit plans for a limited time (estimated at $40,000). See “Separation Agreements.”

(7)	Mr. Campanelli resigned as our President and Chief Executive Officer effective September 30, 2008, and was terminated effective October 30, 2008. Mr. McCollom resigned as our Chief Financial Officer effective March 3, 2008, and was terminated effective May 30, 2008. See “Separation Agreements.”
Grants Of Plan-Based Awards — 2008

			Estimated Future			Estimated Future
			Payouts Under Non-Equity			Payouts Under Equity				All Other Option
			Incentive Plan			Incentive Plan			All other Stock	Awards: Number of		Grant Date Fair
			Awards			Awards(1)			Awards: Number of	Securities	Exercise or Base	Value of Stock and
			Threshold	Target		Threshold	Target	Maximum	Shares of Stock or	Underlying Options	Price of Option	Option Awards
Name	Grant Date		(#)	(#)	Maximum (#)	(#)	(#)	(#)	Units (#)	(#)	Awards ($/Sh)	($)
Kirk W. Walters	3/3/2008	(3)	N/A	N/A	N/A		61,404				$562,000	$700,000
	3/7/2008	(3)	N/A	N/A	N/A		19,551					$200,00
	10/2/2008	(3)	N/A	N/A	N/A		19,045					$99,986
	10/2/2008	(2)	N/A	N/A	N/A		150,000				$5.25	$787,500
	10/2/2008	(3)	N/A	N/A	N/A		150,000				$5.25	$787,500
	10/6/2008	(4)	N/A	N/A	N/A		180,955					$1,016,967
	10/6/2008	(4)	N/A	N/A	N/A		700,000				$5.62	$3,934,000

Salvatore J. Rinaldi	3/3/2008	(3)	N/A	N/A	N/A		52,632					$600,000
	3/3/2008	(3)	N/A	N/A	N/A		3,908					$44,550

Roy J. Lever	3/3/2008	(3)	N/A	N/A	N/A		43,860					$500,000

Patrick J. Sullivan	3/3/2008	(3)	N/A	N/A	N/A		43,860					$500,000
	3/3/2008	(3)	N/A	N/A	N/A		3,109					$35,438

Joseph P. Campanelli	3/3/2008	(3)	N/A	N/A	N/A		180,373					$2,056,252

Mark R. McCollom	N/A		N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Footnotes:

(1)	Except with respect to Mr. Walters, the amounts shown in this column reflect the number of shares of common stock granted to each named executive officer as restricted stock. For Mr. Walters, the amounts shown reflect the following: restricted stock (100,000), shares underlying option (300,000), shares underlying restricted stock units (180,955) and shares underlying stock appreciation rights (700,000). Except for Mr. Walters, we did not grant any stock options, restricted stock units or stock appreciation rights to named executive officers in 2008.

(2)	Awarded under the terms of the 2001 Plan.

(3)	Awarded under the terms of the 2004 Plan.

(4)	Awarded pursuant to the terms of Mr. Walters’ employment agreement; such awards were not granted under our equity compensation plans. See “Description of Employment and Related Agreements.”

Outstanding Equity Awards At Fiscal 2008 Year End

	Option Awards							Stock Awards
												Equity Incentive
	Number of										Equity Incentive	Plan Awards: Market
	Securities	Number of Securities		Equity Incentive Plan							Plan Awards: Number	or Payout Value of
	Underlying	Underlying		Awards: Number of						Market Value of	of Unearned Shares,	Unearned Shares,
	Unexercised	Unexercised		Securities Underlying				Number of Shares or		Shares or Units of	Units or Other	Units or Other
	Options(#)	Options(#)		Unexercised Unearned		Option Exercise	Option Expiration	Units of Stock that		Stock that have not	Rights that have	Rights that have
Name	Exercisable	Unexercisable		Options(#)		Price($)	Date	have not Vested(#)		Vested($)	not Vested(#)	not Vested($)
Kirk W. Walters		150,000	(13)			$5.25	10/02/2018	19,551	(11)	$58,262
				150,000	(13)	$5.25	10/02/2018	61,404	(10)	$182,984
				700,000	(13)	$5.62	10/06/2018	19,045	(14)	$56,754
								180,955	(14)	$539,246

Salvatore J. Rinaldi	1,575					$6.40	01/28/2010	5,528	(4)	$16,437
	3,675					$6.40	01/28/2010	5,822	(5)	$17,350
	2,527					$7.56	10/19/2010	729	(1)	$2,172
	8,332					$7.56	10/19/2010	6,557	(6)	$19,540
	4,892					$7.56	10/19/2010	1,064	(2)	$3,171
	2,100					$7.35	12/21/2010	6,893	(7)	$20,541
	11,729					$7.86	01/18/2011	3,908	(3)	$11,646
	999					$7.86	01/18/2011	52,632	(10)	$156,843
	8,273					$7.86	02/18/2011
	18,674					$12.16	02/23/2012
	26,250					$12.48	03/18/2013
								2,638	(12)	$7,861

Roy J. Lever								43,860	(9)	$130,073

Patrick J. Sullivan	26,250					$12.48	03/18/2013	5,528	(4)	$16,473
								5,822	(5)	$17,350
								729	(1)	$2,172
								6,557	(6)	$19,540
								2,009	(2)	$5,987
								5,357	(8)	$15,964
								3,109	(3)	$9,265
								43,860	(9)	$130,703
								4,804	(12)	$14,316

Joseph P. Campanelli	1,576					$11.67	02/18/2009
	131,250					$6.67	02/20/2010
	12,728					$7.86	01/18/2011
	66,023					$7.86	02/18/2011
	26,250					$11.73	07/21/2011
	52,500					$12.16	02/23/2012
	52,500					$12.48	03/18/2013
	24,526					$21.64	03/18/2014
	33,673					$19.98	03/15/2016

Mark R. McCollom	32,500					$6.67	02/20/2010
	2,851					$7.86	01/18/2011
	13,523					$7.86	02/18/2011
	14,621					$12.16	02/23/2012
	21,000					$12.48	03/18/2013
	5,250					$13.21	04/18/2013
Footnotes:

(5)	We awarded these shares of restricted stock on February 15, 2006 as part of our annual short-term equity incentive compensation awards. These restricted shares were to vest ratably over a three-year period from the date of the award.

(6)	We awarded these shares of restricted stock on February 13, 2007 as part of our annual-short-term equity incentive compensation awards. These restricted shares were to vest ratably over a three-year period from the date of the award.

(7)	We awarded these shares of restricted stock on March 3, 2008 as part of our annual-short-term equity incentive compensation awards. These restricted shares were to vest ratably over a three-year period from the date of the award.

(8)	We awarded these restricted shares as part of our long-term equity incentive compensation awards on February 18, 2004. These restricted shares were to vest after five years had elapsed from the date of the award.

(9)	We awarded these restricted shares as part of our long-term equity incentive compensation awards on February 16, 2005. These restricted shares were to vest after five years had elapsed from the date of the award.

(10)	We awarded these restricted shares as part of our long-term equity incentive compensation awards on February 15, 2006. These restricted shares were to vest after five years had elapsed from the date of the award.

(11)	We awarded these restricted shares as part of our long-term equity incentive compensation awards on February 13, 2007. These restricted shares were to vest after five years had elapsed from the date of the award.

(12)	We awarded these restricted shares as part of our long-term equity incentive compensation awards on February 13, 2007. These restricted shares were to vest ratably over a five-year period from the date of the award.

(13)	We awarded these restricted shares as part of our long-term equity incentive compensation awards on March 3, 2008. These restricted shares were to vest ratably over a five-year period from the date of the award.

(14)	We awarded these restricted shares as part of our long-term equity incentive compensation awards on March 3, 2008. These restricted shares were to vest after five years had elapsed from the date of the award, unless the average of Sovereign’s year to year improvement for return on risk-weighted assets for 2008, 2009 and 2010, was greater than the relative performance of at least 50% of the companies in Sovereign’s per group, in which case the award was to vest 100% cliff vest after three years had elapsed from the date of the award.

(15)	We awarded these restricted shares on March 7, 2008 pursuant to the terms of Mr. Walter’s offer letter. These restricted shares were to vest ratably over a five-year period from the date of the award.

(16)	These shares of our common stock represent our 100% matching contribution on the amount of cash bonus deferred under the Bonus Deferral Program. These shares were to vest five years from the date of award as follows:

Year of Award	Vesting Date of Shares
2004	March 5, 2009
2005	March 4, 2010
2006	March 10, 2011
2007	March 8, 2012

(17)	Consists of 300,000 options and 700,000 stock appreciation rights awarded to Mr. Walters on October 2, 2008 and October 6, 2008, respectively, pursuant to the terms of Mr. Walters’ employment agreement. See “Description of Employment and Related Agreements.”

(18)	Consists of 19,045 shares of restricted stock and 180,955 restricted stock units awarded to Mr. Walters on October 2, 2008 and October 6, 2008, respectively, pursuant to the terms of Mr. Walters’ employment agreement. These awards were to vest ratably over a three-year period from the date of the award. See “Description of Employment and Related Agreements.”

Option Exercises And Stock Vested — 2008

	Option Awards		Stock Awards
	Number of Shares		Number of Shares	Value
	Acquired on	Value Realized	Acquired on	Realized on
Name	Exercise(#)	on Exercise($)	Vesting(#)	Vesting($)

Kirk W. Walters	—	$—	—	—
Salvatore J. Rinaldi	—	$—	2,007	$24,817
Roy J. Lever	—	$—	—	$—
Patrick J. Sullivan	—	$—	3,818	$47,455
Joseph P. Campanelli	—	$—	6,102	$75,425
Mark R. McCollom	40,377	$120,293	3,374	$41,960
Our Compensation Plans During And Prior To 2008
Explanatory Note
     On January 30, 2009, we became a wholly-owned subsidiary of Santander as a result of the consummation of the transactions contemplated by the Transaction Agreement, and, in connection with the Santander transaction, many of our compensation plans and programs were terminated. In particular, the 2004 Plan, the 2001 Plan and the Purchase Plan were terminated by the Sovereign Board in connection with, or immediately following, the consummation of the Santander transaction. Moreover, in accordance with the terms and conditions of the Transaction Agreement, all options outstanding immediately prior to the consummation of the transaction were cancelled, and the holders thereof were entitled to receive a cash payment in respect of each option, whether or not vested, equal to the excess, if any, of the fair market value of the stock as of closing over the grant price; all option were underwater as of closing and no employees received any cash payments in respect of the options. Further, in accordance with the terms of the Transaction Agreement, all restricted stock outstanding immediately prior to the consummation of the Santander transaction were effectively cancelled in exchange for the right to receive Santander ADSs. As a result, the discussion below of the compensation disclosure is in regard to periods prior to January 30, 2009 and includes information with respect to various equity incentive compensation plans that are no longer in effect as of the date hereof.
The 2004 Plan
     In 2004, our shareholders approved the Sovereign Bancorp, Inc. 2004 Broad-Based Stock Incentive Plan, which we refer to as the “2004 Plan.” The 2004 Plan was broad-based in accordance with management’s strong belief that we would continue to have a performance-oriented culture and would create greater shareholder value if team member stock ownership levels were increased at all levels.
     The 2004 Plan authorized us to award team members incentive stock options and nonqualified stock options to purchase shares of our common stock at the fair market value per share as of the date we granted the option. The 2004 Plan also authorized the award of shares of restricted stock to eligible team members.
     Under the 2004 Plan, option grants and restricted stock awards must not have fully vested in less than three years. In addition, awards to our senior executive officers must have included a vesting schedule that included the satisfaction of previously established performance goals.
     The 2004 Plan provided for acceleration of vesting in certain circumstances, including a “change in control” of Sovereign. In addition, the 2004 Plan provided that, upon a participant’s termination of employment, the Compensation Committee could, in circumstances in which it deemed it appropriate, exercise its discretion to accelerate vesting of outstanding stock option grants and restricted stock awards and extend the exercise period for vested options.
     As of December 31, 2008, there were 51,978 vested and 444,774 unvested options outstanding under the 2004 Plan.
The 2001 Plan
     In 2001, our shareholders approved the Sovereign Bancorp, Inc. 2001 Stock Incentive Plan, which we refer to as the “2001 Plan.” The 2001 Plan authorized us to award team members incentive stock options and nonqualified stock options to purchase shares of our common stock at the fair market value per share as of the date we granted the option. The 2001 Plan also authorized the award of shares of restricted stock to eligible team members.
     Under the 2001 Plan, option grants and restricted stock awards must not have fully vested in less than one year and three years, respectively.

     The 2001 Plan provided for acceleration of vesting in certain circumstances, including a “change in control” of Sovereign. In addition, the 2001 Plan provided that, upon a participant’s termination of employment, the Compensation Committee could, in circumstances in which it deemed it appropriate, exercise its discretion to accelerated vesting of outstanding stock option grants and restricted stock awards and extend the exercise period for vested options.
     As of December 31, 2008, there were 1,925,709 vested and 1,920,605 unvested options outstanding under the 2001 Plan.
The 1996 Plan
In 1996, our shareholders approved the Sovereign Bancorp, Inc. 1996 Stock Option Plan, which we refer to as the “1996 Plan.” The 1996 Plan expired by its terms on February 28, 2006. The 1996 Plan permitted us to grant officers and team members a right to purchase shares of stock at the fair market value per share as of the date of grant. The 1996 Plan permitted the grant of both incentive and nonqualified stock options to our team members. Non-employee directors were not eligible to receive options under the 1996 Plan. Awards under the 1996 Plan generally provided for a minimum vesting period of one year following the date of grant but did provide for acceleration of vesting and extension of the exercise period of options in certain circumstances, including a change in control of Sovereign.
As of December 31, 2008, there were 2,996,602 vested and 146,475 unvested options outstanding under the 1996 Plan.
The 1993 Plan
     In 1993, our shareholders approved the Sovereign Bancorp, Inc. 1993 Stock Option Plan, which we refer to as the “1993 Plan.” The 1993 Plan expired by its terms in 2003. The 1993 Plan permitted us to grant team members a right to purchase shares of stock at the fair market value per share as of the date of grant. The 1993 Plan permitted the grant of both incentive and nonqualified stock options to team members. In addition, our non-employee directors were eligible to receive a one-time grant of nonqualified stock options when the 1993 Plan was effective. The 1993 Plan provided for a minimum vesting period of five years following the date of grant but did provide for acceleration of vesting in certain circumstances, including a “change in control” of Sovereign.
As of December 31, 2008, there were 81,813 vested and 0 unvested options outstanding under the 1993 Plan.
Equity Compensation Plan Information During and Prior to 2008— Shares Outstanding and Available for Grant or Award
The following table provides information about the securities authorized for issuance under our equity compensation plans as of December 31, 2008:

			Weighted-Average	Number of Securities
	Number of Securities to		Exercise Price of	Remaining Available for
	be Issued Upon Exercise		Outstanding	Future Issuance Under
	of Outstanding Options,		Options, Warrants,	Plans (Excluding
	Warrants,		and Rights	Securities Reflected in
Category	and Rights(1)		($)(1)	the First Column)
Equity compensation plans approved by shareholders	5,066,611	(2)(3)	$13.87	6,254,299 (4)
Equity compensation plans not approved by shareholders	0		$0	0

Total	5,066,611		$13.87	6,254,299
Footnotes:

(19)	The information relates exclusively to shares issuable through the exercise of options as of December 31, 2008; we have not granted any warrants or rights under any of our equity compensation plans.

(20)	Consists of shares issuable through the exercise of options under the following shareholder-approved plans: the 2004 Plan and the 2001 Plan; and the following shareholder-approved plans that have been discontinued: the Sovereign Bancorp, Inc. 1997 Non-Employee Directors’ Stock Option Plan, the 1996 Plan and the 1993 Plan.

(21)	Excludes shares issuable under the Sovereign Bancorp, Inc. Employee Stock Purchase Plan, which we refer to as the “Purchase Plan,” under which 3,150,000 shares were initially reserved to be issued, subject to automatic increase by a number of shares equal to one percent of our total outstanding shares each year to a maximum of 21,000,000 shares.

(22)	Includes 1,383,952 and 837,851 shares available for future issuance under the Purchase Plan and the 2006 Non-Employee Director Compensation Plan, respectively, as of December 31, 2008. Also includes 3,672,472 and 360,024 shares that were issuable under the 2004 Plan and the 2001 Plan, respectively, as of December 31, 2008.
     The table does not include information for options outstanding under equity compensation plans that we assumed in connection with our acquisitions of the companies that originally established those plans. As of December 31, 2008, a total of 1,210,927 shares of our common stock were issuable upon exercise of outstanding options under those assumed plans. The weighted average exercise price of those outstanding options is $10.34 per share.

Description Of Employment And Related Agreements
     As noted elsewhere in this Form 10-K, on January 30, 2009, we became a wholly-owned subsidiary of Santander as a result of the consummation of the transactions contemplated by the Transaction Agreement. It is important to understand that several actions were taken immediately following the consummation of the Santander transaction that affect a fair understanding of our executive officers and their employment and related agreements. In particular, following the consummation of the Santander transaction, each of the employment agreements of the named executive officers was terminated in exchange for payments to the subject executives, following which we entered into new letter agreements with each of the named executive officers. Despite these employment agreements no longer being in effect, because this Item 11 requires us to discuss the terms of such employment agreements for periods ending on or prior to December 31, 2008, we have disclosed such information below. Additionally, below is disclosure with respect to the new letter agreements entered into between the certain named executive officers and us.
Employments Agreement During and Prior to 2008; New Letter Agreements
     Kirk Walters
     On September 30, 2008, Sovereign and Kirk Walters entered into (i) the First Amendment to an employment agreement, dated March 3, 2008 (as so amended, the “Prior Employment Agreement”), which appointed Mr. Walters as the Interim Chief Executive Officer, Interim President and Chief Financial Officer effective as of September 30, 2008, and (ii) an employment agreement (the “Initial Walters Employment Agreement”) to employ Mr. Walters as its Senior Executive Vice President, Chief Administrative Officer and Chief Financial Officer effective on January 3, 2009 (the “Initial Walters Effective Date”). Sovereign and Mr. Walters entered into an employment agreement, dated October 2, 2008 (the “Walters Employment Agreement”), which superseded the terms of the Prior Employment Agreement and the Initial Walters Employment Agreement (the “Walters Effective Date”).
     The Walters Employment Agreement provided that Mr. Walters would continue to serve as the Interim Chief Executive Officer, Interim President, and Chief Financial Officer until the earlier of January 3, 2009 and the commencement of the employment of Paul Perrault, the successor Chief Executive Officer. At such time, Mr. Walters would then serve as the Senior Executive Vice President, Chief Administrative Officer and Chief Financial Officer. The Walters Employment Agreement had an initial term of three years and, unless terminated as set forth therein, was to automatically extend annually to provide a new term of three years.
     The Walters Employment Agreement provided for an annual base salary of at least $700,000. Contingent upon Sovereign achieving annual bonus objectives for itself established by our Board in consultation with Mr. Walters, Mr. Walters would have been eligible to receive an annual bonus determined in accordance with guidelines of our bonus plans for senior bank executives with a target bonus for each calendar year of at least 100% of his salary. For the 2008 calendar year, Mr. Walters received a base salary of $550,000.
     Pursuant to the Walters Employment Agreement, we granted the following equity grants (many of which as detailed elsewhere in this Form 10-K were effectively exchanged for the right to receive Santander ADSs following consummation of the Santander transaction and pursuant to the terms and conditions of the Transaction Agreement):
•	19,045 shares of our restricted common stock under the 2001 Plan, which was granted on October 2, 2008 at the closing trading price on such date. The shares were to vest in three equal annual installments, subject to Mr. Walters’ continued employment as of each vesting date.

•	180,955 restricted stock units, which was granted on October 6, 2008 at the closing trading price on such date. The units were to vest in three equal annual installments, subject to Mr. Walters’ continued employment as of each vesting date.

•	Stock options to purchase 300,000 shares of our common stock, which was granted on October 2, 2008 at the closing trading price on such date. The options were divided into two equal tranches, the first tranche (granted under the 2001 Plan) of which vested in three equal annual installments, subject to Mr. Walters’ continued employment as of each vesting date. The second tranche (granted under the 2004 Plan) was subject to the three-year graded vesting schedule, as well as to conditions regarding the performance or our stock price. Amounts of the second tranche that did not vest during the applicable three-year period, could have also vested on the fifth anniversary of the grant date, subject to continued employment and conditions related to the performance of our common stock as of such date.

•	Stock appreciation rights with respect to 700,000 shares of our common stock, which was granted on October 6, 2008 at the closing trading price on such date. The stock appreciation rights would have conditionally vested, subject to the same vesting conditions applicable to the second tranche of options discussed above.
     The Walters Employment Agreement provided for full vesting of each of the foregoing equity awards upon a change in control of Sovereign.
     In addition, the Walters Employment Agreement provided, among other things, a right to participate in all employee benefit plans and programs available to senior management, automobile and parking allowances, temporary housing and relocation costs and club dues and business-related expenses.

     In the event the employment of Mr. Walters was terminated without “cause” or for “good reason,” Mr. Walters was entitled to receive his accrued but unpaid base salary, his earned but unpaid annual bonus, any unreimbursed business expenses and all payments, rights and benefits under the employee benefit plans. Mr. Walters was also entitled to receive severance benefits, which were calculated differently based on a “change in control” of Sovereign. If the termination of employment took place in the absence of a “change in control”, he would have received (1) a lump sum payment equal to two times his current base salary payable on the 30th day after the termination date, (2) a lump sum payment equal to two times the greater of the prior year’s bonus amount or the average of the prior three year’s annual bonus amounts payable on the 30th day after the termination date (or if not applicable, the target bonus), (3) a pro-rata annual bonus based on the number of days during the calendar year and our actual performance payable in cash, and (4) a continuation of all his health and medical benefits for a three year period following the termination date. If the termination of employment took place following a “change in control,” he would receive (1) a lump sum payment in monthly installments equal to three times his current base salary payable on the 30th day after the termination date, (2) a lump sum payment equal to three times the greater of the prior year’s annual bonus amount or the average of the prior three years’ annual bonus amounts (or if not applicable, the target bonus), (3) a pro-data annual bonus based on the number of days during the calendar year and our actual performance payable in cash, and (4) a continuation of all his health and medical benefits for a three year period following the termination date.
     The Walters Employment Agreement also contained restrictive covenants imposing non-competition obligations, restricting the solicitation of our employees, protecting confidential information and requiring cooperation in litigation, as well as other covenants, during his employment and for specified periods after the termination of employment.
     In the event that the amounts and benefits payable under his employment agreement, when added to other amounts and benefits which may become payable, were such that he became subject to the excise tax provisions of Section 4999 of the Internal Revenue Code, Mr. Walters was entitled to receive such additional amounts as would have resulted in his retention of a net amount equal to the net amount he would have retained had the initially calculated payments and benefits been subject only to income and employment taxation.
     On February 12, 2009, the Walters Employment Agreement was terminated in exchange for a payment of $8,137,695 and a letter agreement governing the terms of his employment going forward. The payment represented an amount approximately equal to the termination benefits set forth in his terminated employment agreements with us (less applicable deductions and withholdings). The letter agreement does not provide a fixed term of employment. Under the terms of the letter agreement, if we terminate Mr. Walters’ employment other than for cause prior to the date we make our regular payment of 2009 bonuses, Mr. Walters will receive a pro-rated portion of his discretionary target bonus amount of $650,000, based on the number of full months that he worked for us in 2009. In addition, if we terminate Mr. Walters’ employment other than for cause at any time or if Mr. Walters resigns, he will receive continued coverage under our group health insurance plan, at no charge, for three years following the date of his termination.
     The letter agreement also provides, among other things, a right to participate in all employee benefit plans and programs available to senior management, automobile and parking allowances, temporary housing and relocation costs and club dues and business-related expenses. Mr. Walters is also subject to a covenant not to solicit our employees for 12 months following termination of his employment.
     Salvatore J. Rinaldi
     We entered into an employment agreement with Mr. Rinaldi, dated as of August 7, 2007, which was amended in September 2007. Mr. Rinaldi’s agreement had an initial term of three years and, unless terminated as set forth therein, was automatically extended annually to provide a new term of three years.
     The agreement provided for a base salary of $375,000, which the Board could have increased in its discretion.
     In addition, the agreement provided, among other things, that Mr. Rinaldi had the right to:
Participate in the bonus programs that we maintained for our executive officers of similar rank;
Participate in our insurance, vacation, pension, and other fringe benefit programs; and
Participate in our executive benefit programs at benefit levels comparable to his peer executive officers.
     If we terminated Mr. Rinaldi’s employment without “cause” and no change in control occurred at the date of such termination, he would have become entitled to the greater of:
Continued payments of current base salary through the end of the employment term or a period of 36 months, whichever is longer; or
A lump sum severance payment, within 30 days following Mr. Rinaldi’s termination, equal to the severance provided under our severance pay plan at the time of termination.
     In the event that Mr. Rinaldi resigned for good reason or we terminated his employment without cause, on or after the public announcement of a change in control, he would have become entitled to the following severance benefits under his employment agreement:
Payment of a lump sum cash payment, within 30 days following Mr. Rinaldi’s termination, equal to three times the sum of:
The highest annualized base salary paid to Mr. Rinaldi during the year of termination or the immediately preceding two calendar years, and

The greater of:
Mr. Rinaldi’s target bonus in the year of termination; or
The highest bonus paid to Mr. Rinaldi with respect to one of the three calendar years immediately preceding the year of termination.
Continuation, for three years, of certain welfare benefits in effect during the immediately preceding two calendar years (or a lump sum tax-effected payment in lieu thereof, if continued participation in such benefits is not permitted because Mr. Rinaldi is no longer an employee)—less such amount as he was paying for such benefits at the time of his termination.
     In the event that the amounts and benefits payable under his employment agreement, when added to other amounts and benefits which may become payable, were such that he became subject to the excise tax provisions of Code Section 4999, Mr. Rinaldi was entitled to receive such additional amounts as will result in his retention of a net amount equal to the net amount he would have retained had the initially calculated payments and benefits been subject only to income and employment taxation. In addition, Mr. Rinaldi’s employment agreement was revised in September 2007 to ensure that such agreement complies with the final regulations issued under Code Section 409A.
     In all events, Mr. Rinaldi was subject to a covenant not to compete and an agreement not to solicit our customers or employees for 12 months following termination of the employment agreement.
     On February 27, 2009, Mr. Rinaldi resigned for good reason pursuant the terms of his employment agreement and, as a result, his employment agreement was terminated on such date. Under the terms of his employment agreement, Mr. Rinaldi was entitled to receive a lump sum cash payment of approximately $2.2 million, and continued coverage under our group health insurance plan, at no charge, for three years. In addition, because Mr. Rinaldi was subject to the excise tax provisions of Code Section 4999, he was entitled to receive an additional payment of approximately $854,000 in order for him to retain a net amount equal to the net amount he would have retained had the above payments and benefits been subject only to income and employment taxation.
     Roy J. Lever
     We entered into an employment agreement with Mr. Lever, dated as of February 11, 2008.
     Mr. Lever’s agreement had an initial term of two years and, unless terminated as set forth therein, was automatically extended annually to provide a new term of two years.
     The agreement provided for a base salary of $350,000, which the Board could have increased in its discretion.
     In addition, the agreement provided, among other things, that Mr. Lever had the right to:
•	Participate in the bonus programs that we maintained for our executive officers of similar rank;

•	Participate in our insurance, vacation, pension, and other fringe benefit programs; and

•	Participate in our tax qualified employee benefit plans.
     If we terminated Mr. Lever’s employment without “cause” and no change in control occurred at the date of such termination, he would have become entitled to:
•	Payment of a lump sum cash payment, within 30 days following Mr. Lever’s termination, equal to the greater of:

•	Continued payments of current base salary through the end of the employment term or a period of 24 months, whichever is longer; or

•	A lump sum severance payment equal to the severance provided under our severance pay plan at the time of termination.
     In the event that Mr. Lever resigned for good reason or we terminated his employment without cause, on or after the public announcement of a change in control, he will become entitled to the following severance benefits under his employment agreement:
•	Payment of a lump sum cash payment, within 30 days following Mr. Lever’s termination, equal to two times the sum of:
•	The highest annualized base salary paid to Mr. Lever during the year of termination or the immediately preceding two calendar years, and

•	The greater of:
•	Mr. Lever’s target bonus in the year of termination; or

•	The highest bonus paid to Mr. Lever with respect to one of the three calendar years immediately preceding the year of termination.
•	Continuation, for two years, of certain welfare benefits in effect during the immediately preceding two calendar years (or a lump sum tax-effected payment in lieu thereof, if continued participation in such benefits is not permitted because Mr. Lever is no longer an employee)—less such amount as he was paying for such benefits at the time of his termination.

     In the event that the amounts and benefits payable under Mr. Lever’s employment agreement, when added to other amounts and benefits which may become payable, were such that he became subject to the excise tax provisions of Code Section 4999, the amounts and benefits payable under his employment agreement would be reduced to such an extent as may be necessary to avoid the payment of any excise tax. In this case, Mr. Lever could have elected to be bound by a 12-month non-competition restriction, in exchange for a reasonable additional payment in an amount to be determined by us (which in no circumstance will exceed the amount of the reduction of payments under this agreement that was made in order to avoid the excise tax provisions described above).
     In the event that Mr. Lever voluntarily terminated his employment during the term of his agreement, but before the announcement of a change in control, or if we terminated his employment without cause and no change in control occurred at the date of such termination, Mr. Lever would have been subject to a covenant not to compete and an agreement not to solicit our customers or employees for 12 months following termination of the employment agreement. In the event that Mr. Lever resigned for good reason or we terminated his employment without cause, on or after the public announcement of a change in control, Mr. Lever would have been subject to a covenant not to solicit our customers or employees, the violation of which would have caused his right to payments and benefits to immediately terminate (and would have entitled us to recover payments made to him following commencement of the prohibited conduct, but before the discovery of such conduct).
     In 2008, Mr. Lever also received a $300,000 signing bonus pursuant to the terms of his offer letter, dated December 11, 2007.
     On February 3, 2009, Mr. Lever’s employment agreement was terminated in exchange for a payment of $1,305,948 and a letter agreement governing the terms of his employment going forward. The payment represented an amount approximately equal to the termination benefits set forth in his terminated employment agreement with Sovereign (less applicable deductions and withholdings). The letter agreement does not provide a fixed term of employment. Under the terms of the letter agreement, if we terminate Mr. Lever’s employment other than for cause prior to the date we make our regular payment of 2009 bonuses, Mr. Lever will receive: (1) a pro-rated portion of his discretionary target bonus amount of $300,000, based on the number of full months that he worked for us in 2009; and (2) continued coverage under our group health insurance plan, at no charge, for two years following the date of his termination.
     The letter agreement also provides, among other things, a right to participate in all employee benefit plans and programs available to senior management, automobile and parking allowances, and club dues and business-related expenses.
     Mr. Lever is subject to a covenant not to solicit our employees for 12 months following his resignation or involuntary termination and a covenant not to compete with us or solicit our customers for six months following his resignation or involuntary termination for cause.
     Patrick J. Sullivan
     We entered into an employment agreement with Mr. Sullivan, dated as of February 11, 2008. The terms of Mr. Sullivan’s employment agreement were substantially similar to the terms of Mr. Lever’s employment agreement, described above.
     On February 3, 2009, Mr. Sullivan’s employment agreement was terminated in exchange for a payment of $1,268,152 and a letter agreement governing the terms of his employment going forward. The payment represented an amount approximately equal to the termination benefits set forth in his terminated employment agreement with us (less applicable deductions and withholdings). The letter agreement does not provide a fixed term of employment. Under the terms of the letter agreement, if we terminate Mr. Sullivan’s employment other than for cause prior to the date we make our regular payment of 2009 bonuses, Mr. Sullivan will receive: (1) a pro-rated portion of his discretionary target bonus amount of $272,077, based on the number of full months that he worked for us in 2009; and (2) continued coverage under our group health insurance plan, at no charge, for two years following the date of his termination.
     In addition, Mr. Sullivan will receive a retention payment of approximately $132,244 as follows: (i) 50% will be paid on July 31, 2009, if Mr. Sullivan is in active service with us as of such date; and (ii) 50% will be paid on January 29, 2010, if Mr. Sullivan is in active service with us as of such date. If Mr. Sullivan is terminated other than for cause or resigns prior to January 29, 2010, we will pay him any portion of the above amount that has not yet been paid, provided that Mr. Sullivan signs a non-competition agreement.
     The letter agreement also provides, among other things, a right to participate in all employee benefit plans and programs available to senior management, automobile and parking allowances, and club dues and business-related expenses.
     Mr. Sullivan is subject to a covenant not to solicit our employees for 12 months following his resignation or involuntary termination and a covenant not to solicit our customers for six months following his resignation or involuntary termination for cause.

Separation Agreements
     Joseph P. Campanelli
     On September 30, 2008, we entered into a Separation and Consulting Agreement with Mr. Campanelli setting forth the terms of his termination of employment.
     In accordance with the terms of Mr. Campanelli’s employment agreement, dated January 16, 2007 (which is described in detail below), the Separation Agreement reflects that Mr. Campanelli would receive (a) a severance payment of $3,253,624, (b) continued eligibility for a target bonus for the 2008 calendar year, but prorated to reflect the period of his employment during 2008 (which bonus amount, if any, would be based on the same Sovereign performance targets and other business criteria as would apply to such bonuses for executive officers of Sovereign generally), (c) his total accrued benefit under the Enhanced Executive Retirement Plan in the amount of $4,328,076, (d) full vesting and distribution of his entire account (29,125 shares) under the Sovereign Bancorp, Inc. Bonus Recognition and Retention Plan, (e) full vesting of his nonqualified stock options under the 2001 Stock Incentive Plan, (f) a cash payment, in respect of each of his 341,495 shares of restricted stock, equal to the fair value per share of our common stock, and (g) continued participation in Sovereign’s welfare benefit plans for a limited time. Under the Separation Agreement, Mr. Campanelli’s stock options would remain exercisable for two years following his termination of employment.
     In addition to the foregoing, under the terms of the Separation Agreement, Mr. Campanelli is to provide one year of consulting services to us for $300,000, payable in two equal installments. Mr. Campanelli is subject to restrictive covenants under the Separation Agreement, which prohibit him from competing with, and soliciting employees from, us for one year following his termination of employment.
     Mr. Campanelli’s employment agreement was entered into on March 14, 2007, in connection with his appointment on January 16, 2007, as President and Chief Executive Officer of Sovereign and of Sovereign Bank. The initial term of the agreement was for three years and the agreement annually renewed for a term ending three years from each annual anniversary date, unless a party had given the other party written notice at least 60 days prior to such anniversary date that such party did not agree to renew the employment agreement. Mr. Campanelli’s base annual salary under his employment agreement was $850,000, which we could have increased from time to time during the term of the agreement. Mr. Campanelli was eligible to receive an annual target bonus of 133% of base salary, contingent upon the achievement of annual performance objectives established by our Board in consultation with Mr. Campanelli. To the extent that Mr. Campanelli’s employment was terminated after September 30 of a calendar year but prior to the end of such calendar year and we determined in good faith that we would achieve the annual performance objectives for payment of the annual bonus for such year, Mr. Campanelli would have received the target bonus for such year prorated to the date of termination. The annual bonus would have been payable one-third in cash and two-thirds in our common stock. We could have also paid such other bonuses as our Board, in its sole discretion, deemed appropriate. Mr. Campanelli could voluntarily terminate his employment for “constructive discharge” whether before or following a “change in control.”
     In the event that Mr. Campanelli terminated his employment for constructive discharge prior to a change in control, he would have generally received a lump-sum payment, within 30 days following his termination, equal to two times the sum of:
His annual base salary as of the date of termination (or for either of the two prior years, if higher); plus
One-half the sum of his actual bonus for the year prior to termination and the target bonus (calculated at 133% of base salary) for the year of termination; and
     In the event we terminated Mr. Campanelli’s employment other than for cause or disability prior to a change in control, he would also have received a lump-sum payment, within 30 days following his termination, equal to the base salary and bonus amounts set forth in the preceding sentence multiplied by the greater of (a) 2 or (b) the number of years then remaining in the term of his employment agreement.
     In the event Mr. Campanelli terminated his employment for constructive discharge, or we terminated his employment other than for cause or disability prior to a change in control, he would have also received for a period of two years (in the case of constructive discharge) or the longer of two years and the remaining term of the employment agreement (in the event of involuntary termination) continuation of all normal welfare benefits in effect for him during the two years prior to termination (or a lump sum tax-effected payment in lieu thereof if plan participation is not permitted) and would have generally vested in all of our benefit plans in which he was a participant.
     Mr. Campanelli was also entitled to certain payments and benefits in the event he terminated employment for constructive discharge or we terminated his employment other than for cause or for disability following a change in a control.
     In the event that the amounts and benefits payable under his employment agreement, when added to other amounts and benefits which may become payable, were such that he became subject to the excise tax provisions of Section 4999 of the Internal Revenue Code, Mr. Campanelli was entitled to receive such additional amounts as would have resulted in his retention of a net amount equal to the net amount he would have retained had the initially calculated payments and benefits been subject only to income and employment taxation.
     Mark R. McCollom
     We entered into an employment agreement with Mr. McCollom, dated as of May 20, 2005, which was amended on May 30, 2006, and further amended on November 9, 2007.
     Mr. McCollom’s agreement had an initial term of three years and, unless terminated as set forth therein, was automatically extended annually to provide a new term of three years.
     Effective April 1, 2006, we increased Mr. McCollom’s base salary to the same level as our other senior executive officers (other than our Chief Executive Officer) as required by the terms of Mr. McCollom’s employment agreement.

     Under his agreement, if we terminated Mr. McCollom’s employment without cause and no change in control occurred at the date of such termination, he was entitled to a lump sum cash payment, within 30 days of his termination, equal to the greater of one or the number of years remaining in the employment term times the sum of his highest base salary as of the date of termination and the average of his bonuses for the three immediately preceding calendar years, payable monthly. He was entitled to also continue to receive, for the greater of one year or the then-remaining term of the agreement, all welfare benefits in effect during the immediately preceding two calendar years (or a lump sum tax-effected payment in lieu thereof, if plan participation was not permitted because he was not an employee).
     In connection with the mutually agreed resignation of Mr. McCollom as our Chief Financial Officer, effective March 3, 2008, and his termination of employment without cause, effective May 30, 2008, we entered into a separation agreement with Mr. McCollom, dated February 20, 2008.
     As of the date of the separation agreement, the total payments due to Mr. McCollom in connection with his termination of employment equaled approximately $3,008,407. These payments include:
•	A cash payment of approximately $2.1 million due under his employment agreement;

•	Continuation, until December 31, 2010, of life, disability, and medical insurance, also due under his employment agreement;

•	$450,000 for a non-solicitation agreement, whereby Mr. McCollom agrees not to solicit or hire any of our team members for the one-year period following his termination of employment;

•	$12,500 a month for 12 months (for a total of $150,000) as compensation for consulting services to be provide by Mr. McCollom; and

•	$225,500 as payment in lieu of the 2008 supplemental short-term incentive award (which we describe in “Short-Term Incentive Compensation” section of our Compensation Discussion and Analysis).
     The separation agreement also provides that Mr. McCollom would receive a payment, as compensation for, among other things, his past contributions to us, equal to the value of 35,055 shares of our common stock, which amount we would pay on May 28, 2010, or if earlier, the date on which a change in control occurs. The value of such payment was to be determined by multiplying 35,055 by the closing price of a share of our common stock on the business day immediately preceding such payment. In addition, to the extent any vested stock option expires after the maximum allowable exercise period under the applicable equity plan, with an exercise price (i) greater than $11 and (ii) greater than the fair market value of the underlying stock on the last day of such maximum allowable exercise period, Mr. McCollom would receive a lump sum cash payment, equal to the difference, if any, of (a) the fair market value of the underlying stock on the earlier of: (i) the original expiration date of such stock option, (ii) the closing date of a change in control, or (iii) May 30, 2010, and (b) the exercise price of such stock option.
Under the Separation Agreement, we agreed to waive the otherwise applicable lapse provisions of Mr. McCollom’s outstanding and vested stock options (subject to the terms of the applicable plan under which such options were granted) and permit their exercise until a date which is the earlier of the expiration of the term of such stock options or the latest date permitted under the applicable plan.

Pension Benefits — 2008

		Number of Years of	Present Value of	Payments During
		Credited Service	Accumulated Benefit	Last Fiscal Year
Name	Plan Name	(#)	($)(1)	($)
Joseph P. Campanelli	Enhanced Retirement Plan	11	$4,328,076 (1)	$0
Footnotes:
(1)	Mr. Campanelli will receive this amount in April 2009.
Enhanced Executive Retirement Plan
     The only plan we maintained in 2008 that provided defined benefit pension-type benefits was the Sovereign Bancorp, Inc. Enhanced Executive Retirement Plan, which we refer to as the “Enhanced Retirement Plan.” We adopted the Enhanced Retirement Plan, effective as of June 1, 1997.
     Under the Enhanced Retirement Plan, a participant was entitled to an enhanced retirement benefit to the extent the retirement benefits payable from the qualified retirement plans and certain other sources is less than a targeted level. Such targeted level is an annual benefit equal to a stated percentage (generally ranging from 35% to 45%) of his or her average compensation (which includes salary, bonus, and deferred compensation but excludes income from the exercise of stock options). The actual supplemental retirement benefit to which an eligible executive was entitled to receive under the Enhanced Retirement Plan was reduced, but not below zero, by the sum of the executive’s:
     Pension under the terminated qualified defined benefit retirement plan (determined as of March 31, 1999, the date benefit accruals ceased under such plan); and
Calculated Social Security benefit.
     In order to vest in the enhanced retirement benefit, an eligible executive had to remain employed by us until age 55 and attain five years of service under our qualified retirement plan. Provision was made for a reduction in the plan benefit for a participant who terminated before age 60 and who had completed less than 15 years of service, but in no event would the targeted level have been reduced below 30% of average compensation.
     The Enhanced Retirement Plan also provided benefits in the event of involuntary termination without “cause,” as well as under other circumstances, such as death, disability and upon a “change in control.”
     Mr. Campanelli was the only remaining participant in the Enhanced Retirement Plan in 2008. Pursuant to the terms of his Separation Agreement, Mr. Campanelli will receive, among other things, his total accrued benefit under the Enhanced Executive Retirement Plan in the amount of $4,328,076 in 2009 (described above under “Separation Agreements”).

Nonqualified Deferred Compensation — 2008

					Aggregate
	Executive	Registrant	Aggregate		Balance
	Contributions	Contributions	Earnings	Aggregate	At Last Fiscal
	in Last	in Last	in Last Fiscal	Withdrawals/	Year
	Fiscal Year	Fiscal Year	Year	Distributions	End
Name	($)	($)	($)	($)	($)
Kirk W. Walters
Total	$0	$0	$0	$0	$0
Salvatore J. Rinaldi
Bonus Deferral Program	$0	0	(44,421)	0	15,722
1998 ESOP Allocation Arrangement	$				16,783
Total	$0	$0	$(44,421)	$0	$32,505
Roy J. Lever
Total	$0	$0	$0	$0	$0
Patrick J. Sullivan
Bonus Deferral Program	$0	$0	$(84,160)	$(29,627)	28,632
Total	$23,375	$23,375	$(84,160)	$(29,627)	$28,632
Joseph P. Campanelli
Bonus Deferral Program	$0	$0	$(263,858)	$(169,296)	$86,792
Prior Deferred Compensation Plan	$0	$0	$1,176	$0	$20,114
1998 ESOP Allocation Arrangement	$0	$0	$0	$0	$23,417
Total	$0	$0	$(262,682)	$(169,296)	$130,323
Mark R. McCollom
Bonus Deferral Program	$0	$0	$(106,842)	$(59,780)	$0
Total	$0	$0	$(106,842)	$(59,780)	$0
     In addition to the qualified retirement plan that we maintain for the benefit of all our eligible team members and the nonqualified defined benefit plans described above, certain of our executive officers participate in the nonqualified deferred compensation plans and arrangements described below:
Deferred Compensation Plan
     Effective November 1, 1997, our Board adopted the Sovereign Bancorp, Inc. Bonus Recognition and Retention Program, which we refer to as the “Bonus Deferral Program.” On December 20, 2006, the Board amended the Bonus Deferral Program to make the Bonus Deferral Program similar to a traditional nonqualified deferred compensation plan. Beginning with amounts earned in 2007, the revised Bonus Deferral Program, which we renamed the Sovereign Bancorp, Inc. 2007 Nonqualified Deferred Compensation Plan, and which we refer to here as the “Deferred Compensation Plan” has the following features:
The Deferred Compensation Plan permits participants to defer up to 100% of their cash bonus and choose among various investment options upon which the rate of return of amounts deferred will be based. We adjust participant’s accounts periodically to reflect the deemed gains and losses attributable to the deferred amounts. The specific investment options mirror the investment options in our qualified retirement plan with some additional alternative investments available.
We distribute all account balances in cash.
We no longer make matching contributions on the deferred amounts.
Distribution events will be only as permitted under Code Section 409A.
Participants are always 100% vested in the amounts deferred.
We now permit directors of Sovereign and Sovereign Bank to defer receipt of cash fees received for service as a director.
     The terms of the Bonus Deferral Program in effect prior to the amendment govern all deferrals made with respect to fiscal years before 2007. These terms included:
We permitted selected executive team member to defer annually receipt of 25% to 50% of his or her cash bonus for a given year.
We placed the deferred amount in a grantor trust and invested it in our common stock (which is now invested in Santander ADSs), which the trust’s independent trustee purchased on the open market. We made a 100% matching contribution to the trust on behalf of the participant and invested it in our common stock.

A participant became 100% vested in the aggregate of each year’s deferral, match, and earnings five years after the initial funding of such year’s contributions to the trust.
A participant also vested in his or her account balance in the event of termination of employment due to death, disability, retirement, involuntary termination, or the occurrence of a change in control.
Termination for cause or voluntary termination of employment prior to the expiration of the five-year vesting period generally resulted in the forfeiture of the entire account balance, including the amounts deferred by the participant.
We paid the vested account balances in stock, in accordance with a participant’s prior election.
     No named executive officer deferred any salary or bonus earned in 2008 into the Deferred Compensation Plan. Amounts set forth in the Summary Compensation Table reflect amounts deferred for 2006 and prior years and that appear on our financial statements for the applicable year as compensation expense as required by Statement of Financial Accounting Standards No. 123(R).
Prior Deferred Compensation Plan
     Through December 31, 1999, we maintained the Sovereign Bancorp, Inc. Nonqualified Deferred Compensation Plan, which we refer to as the “Prior Deferred Compensation Plan.” Payment of benefits under the Prior Deferred Compensation Plan are generally made following termination of employment under the option (which may include a lump sum) selected by the participant at the time a deferral election was made. Deferrals under the Prior Deferred Compensation Plan ceased effective December 31, 1999. We will distribute account balances under this plan in accordance with the terms of the plan and a participant’s prior distribution election when an event giving rise to distribution occurs. Distribution events include retirement, death, disability, termination of employment, certain unforeseen emergencies, and a short-term payout option. In addition, upon proper notice, a participant may elect at any time to withdraw all of the participant’s balance, less a 10% penalty. The Prior Deferred Compensation Plan is considered “grandfathered” for purposes of Code Section 409A.
     As of December 31, 2008, Mr. Campanelli was the only named executive officer who participated in the Prior Deferred Compensation Plan before its discontinuance.
Other Arrangements
     Under Messrs. Campanelli’s and Rinaldi’s original employment agreements with us, dated July 1, 1997 and June 30, 1997, respectively, each is entitled to receive a payment of $23,417 and $16,783 (as of December 31, 2008), respectively, plus investment earnings, if any, in cash, payable when they receive a distribution of the balance in his employee stock ownership plan accounts in our qualified retirement plan. The payments are intended to equal the cash value of the contribution allocations that Messrs. Campanelli and Rinaldi would have received for 1998 had they been eligible to participate in our employee stock ownership plan during that year.
Potential Payments Upon Termination Or Change In Control
     On December 31, 2008, each of the named executive officers (other than Messrs. Campanelli and McCollom, who each entered into Separation Agreements with us and were no longer employed with us on December 31, 2008; see “Separation Agreements”) were entitled to certain benefits upon a change in control or upon the executive’s termination of employment. These benefits were payable in accordance with their employment agreements. We describe these agreements, including the material conditions or obligations applicable to the receipt of these benefits, under the caption “Description of Employment Agreements and Related Agreements.” In addition, the named executive officers were entitled to benefits upon a change in control under certain plans and arrangements, which we described above under the caption “Our Compensation Plans During and Prior to 2008.” As previously discussed, following the Santander transaction, each of the employment agreements of the named executive officers was terminated in exchange for payments to the subject executives, following which Sovereign entered into new letter agreements with each of the named executive officers who continued in the employ of Sovereign following the termination of their employment agreements. Such payments and letter agreements are described in “Description of Employment Agreements and Related Agreements.”

Director Compensation In Fiscal Year 2008
     We believed that the amount, form, and methods used to determine compensation of our non-employee directors were important factors in: (i) attracting and retaining directors who were independent, interested, diligent, and actively involved in our affairs, (ii) substantially aligning the interests of our directors with the interests of our shareholders and (iii) providing a simple straight-forward package that compensates our directors for the responsibilities and demands of the role of director.
     The following table sets forth a summary of the compensation that we paid to our non-employee directors in 2008:

					Change
					in Pension Value
	Fees				and Nonqualified
	Earned				Deferred	All
	or Paid	Stock	Option	Non-Incentive plan	Compensation	Other
	in Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)(1)	($)	($)	($)	($)
P. Michael Ehlerman	$158,500	$133,454	$—	$—	$—	$—	$291,954
Brian Hard	$106,000	$70,976	$—	$—	$—	$—	$176,976
Marian L. Heard	$96,000	$70,976	$—	$—	$—	$—	$166,976
Gonzalo de Las Heras	$125,250	$—	$—	$—	$—	$—	$125,250
Andrew C. Hove, Jr.	$96,000	$70,976	$—	$—	$—	$—	$166,976
Gabriel Jaramillo	$35,500	$—	$—	$—	$—	$—	$35,500
William J. Moran	$89,750	$70,976	$—	$—	$—	$—	$160,726
Maria Fiorini Ramirez(2)	$96,000	$70,976	$—	$—	$—	$—	$166,976
Juan Rodriguez-Inciarte	$71,000	$—	$—	$—	$—	$—	$71,000
Alberto Sánchez	$106,500	$0	$—	$—	$—	$—	$106,500
Cameron C. Troilo, Sr.	$71,000	$70,976	$—	$—	$—	$—	$141,976
Ralph V. Whitworth	$100,904	$70,976	$—	$—	$—	$—	$171,880
Footnotes:
(23)	On December 31, 2008, Mr. Troilo had outstanding 100,800 unexercised, vested options to purchase shares of our common stock. We granted these options under the Sovereign Bancorp, Inc. 1997 Non-Employee Directors’ Stock Option Plan, which we terminated on February 20, 2002. In 2008, we did not have any equity compensation plans that permitted the grant of stock options to our non-employee directors; thus, we did not grant any options in 2008.

(24)	Mrs. Ramirez deferred $72,000 of her cash fees that would have been paid in 2008. These amounts are included in the $96,000 fees shown above.
Director Plan
          As noted elsewhere in this Form 10-K, on January 30, 2009, Sovereign became a wholly-owned subsidiary of Santander as a result of the consummation of the transactions contemplated by the Transaction Agreement. It is important to understand that several actions were taken immediately following the consummation of the Santander transaction affecting compensation, including the termination of the “Director Plan” and in its place approving the following compensation for non-employees directors for service on the Board and the Bank Board: (a) $140,000 in cash annually; plus (b) $50,000 in cash annually for each non-executive director who serves on the Executive Committee; plus (c) $35,000 in cash annually for the non-executive director who serves as the chairman of the Audit Committee; plus (d) $5,000 in cash annually for each other Board committee for which such non-executive director serves as chairman.
     Notwithstanding the foregoing, because compensation disclosure regarding directors’ fees for 2008 is required under the SEC’s rules and regulations, we have disclosed information with respect to the Director Plan below. Please consider all this information accordingly.
     At the 2006 annual meeting of shareholders, our shareholders approved the Sovereign Bancorp, Inc. 2006 Non-Employee Director Compensation Plan, which we refer to as the “Director Plan.” The Director Plan provided compensation to non-employee directors of Sovereign and certain of its subsidiaries in the form of cash and shares of common stock. We generally made payments on a quarterly basis in arrears. Under the Director Plan, we annually established the dollar amount of compensation. For 2008, the compensation of our directors was:
$50,000 in cash; plus
$50,000 in shares of Sovereign common stock; plus
$35,000 in cash if such director served as Lead Director or as chairperson of the Audit Committee; plus
$25,000 in cash for each Board committee (other than the Audit Committee) for which the director serves as chairperson; plus

$125,000 half in cash and half in shares of our common stock if such director served as the non-executive Chairman of the Board; plus
An additional $25,000 in cash to Mr. Moran for his service during the fiscal year of 2008 as the Audit Committee’s “audit committee financial expert” (as such term is defined by SEC rules and regulations).
     An individual who served as both a director of Sovereign and Sovereign Bank was eligible to receive compensation under the Director Plan in both capacities. All of the directors of Sovereign Bank were also directors of Sovereign. For 2008, the compensation of our directors for service on the Board of Sovereign Bank was:
$21,000 in cash; plus
$21,000 in shares of Sovereign common stock.
     Effective January 1, 2008, members of the Board who were also employees of Santander (i.e., Messrs. de La Heras, Jaramillo, Rodriguez-Inciarte and Sánchez) began receiving the same fees as the other non-employee members of the Board, except that, due to restrictions in the Investment Agreement, they received their fees 100% in cash. In addition, due to certain restrictions in the Transaction Agreement, our directors received their fourth quarter compensation entirely in cash.
Directors Retirement Plan
     Effective October 1, 2005, we amended the Sovereign Bancorp, Inc. Non-Employee Directors Services Compensation Plan, which we refer to as the “Services Compensation Plan,” to “freeze” eligibility, participation, and benefit amounts. The Services Compensation Plan provides that individuals who were directors at or prior to September 30, 2005 and who are non-employee directors on the date their service as a director ends are eligible to receive a cash payment in an amount equal to three times the highest annual retainer paid to such director during his or her term of service. The base for the payment amount does not include any other incentive compensation or other awards that we may have paid to a non-employee director during the course of any year. To be eligible, a non-employee director must have 10 or more years of service as a director with Sovereign, Sovereign Bank, or an affiliate and attain age 65 during service with Sovereign or Sovereign Bank.
     Non-employee directors who completed 10 years of Board service (including service as a non-employee director on the board of directors of any merged or acquired holding company, bank, or other affiliate) as of October 1, 2005, and attained age 65 as of October 1, 2005, are eligible to receive the retirement benefit described above.
     We also amended the Services Compensation Plan, effective as of October 1, 2005, to provide that a director serving at that time, who did not complete 10 years of service as of October 1, 2005, or attain age 65 as of October 1, 2005, is eligible to receive a retirement benefit determined by reference to service and highest annual retainer as of September 30, 2005, provided such director completes 10 years of service and attains age 65 prior to termination of service. In addition, the amended Services Compensation Plan provides that upon a change in control, each director serving before October 1, 2005, and who has completed five or more years of service, will be entitled to receive a retirement benefit. On February 13, 2007, we further amended the Services Compensation Plan to comply with Section 409A of the Internal Revenue Code by requiring all payments to be made in a lump sum as soon as administratively practicable following the director’s termination of service.
     The following table sets forth the amounts that each eligible non-employee director would have received under the Services Compensation Plan had such director ceased to be a director or we had a change in control on December 31, 2008:

Name	Amount
P. Michael Ehlerman	$355,853
Brian Hard	$857,293
Marian L. Heard	$0
Gonzalo de Las Heras	$0
Andrew C. Hove, Jr.	$357,773
Gabriel Jaramillo	$0
William J. Moran	$0
Maria Fiorini Ramirez	$0
Alberto Sánchez	$0
Cameron C. Troilo, Sr.	$894,432
Ralph V. Whitworth	$0
Mr. Botin was not entitled to and did not receive a benefit under the Services Compensation Plan upon his termination of service as a director.

Directors Participation in Deferred Compensation Plan
     On December 20, 2006, our Board amended the Deferred Compensation Plan (the significant features of which we describe following the table entitled “Nonqualified Deferred Compensation—2008”) to permit non-employee directors of Sovereign and of Sovereign Bank to elect defer cash fees earned beginning in 2007 into the Deferred Compensation Plan. The relevant terms of the revised Deferred Compensation Plan, as described above, apply in the same manner to participants who are directors as they do to participants who are executive officers.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
     As noted elsewhere in this Form 10-K, on January 30, 2009, Sovereign became a wholly-owned subsidiary of Santander as a result of the consummation of the transactions contemplated by the Transaction Agreement. As a result, following January 30, 2009, all of Sovereign’s voting securities are owned by Santander.
     Also as noted elsewhere in this Form 10-K, as a result of the Santander transaction, there are no longer any outstanding equity awards under Sovereign’s equity incentive compensation plans. Pursuant to the Transaction Agreement, (i) all stock options outstanding immediately prior to the Transaction were cancelled and any positive difference between the exercise price of any given stock option and the closing price of Sovereign’s common stock on January 29, 2009 was paid in cash to option holders, and (ii) all shares of restricted stock outstanding immediately prior to the Transaction vested and were treated the same way as all other shares of Sovereign common stock in the Transaction.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
Explanatory Note
     As noted elsewhere in this Form 10-K, on January 30, 2009, Sovereign became a wholly-owned subsidiary of Santander as a result of the consummation of the transactions contemplated by the Transaction Agreement. It is important to understand that several actions were taken immediately following the consummation of the Santander transaction. In particular, many of the directors that served on Sovereign’s Board during the 2008 fiscal year through January 30, 2009 resigned effective immediately upon the effective time of the Santander transaction. Moreover, as a wholly-owned subsidiary of Santander without common equity listed on the NYSE, Sovereign is no longer subject to various corporate governance standards codified by the NYSE in Section 303A of the NYSE’s Listed Company Manual, including the requirement that the Sovereign Board must have a majority of “independent” directors. Nevertheless, because this Item 13 requires disclosure with respect to matters that occurred during the 2008 fiscal year, we have disclosed such information. Please consider this disclosure accordingly.
Certain Relationships and Related Transactions
     Since the beginning of 2008, Sovereign was a participant in the transactions described below in which a “related person” (as defined in Item 404(a) of Regulation S-K, which includes directors who served during the 2008 fiscal year) had a direct or indirect material interest and the amount involved in such transaction exceeded $120,000.
     Santander Relationship: During the 2008 fiscal year, Messrs. Gonzalo de Las Heras, Gabriel Jaramillo, Juan Rodriguez-Inciarte, and Alberto Sánchez served as Sovereign directors, while also serving as executive officers of Santander or its affiliates during such time. Since the consummation of the Santander transaction, Kirk Walters, as an executive officer of Sovereign, is also deemed to be an executive officer of a Santander affiliate. The following relationships existed during the 2008 fiscal year or are currently proposed between Sovereign and its affiliates, on the one hand, and Santander or its affiliates, on the other hand:
•	In January 2006, Santander extended a total of $425 million in an unsecured line of credit to Sovereign Bank for federal funds and Eurodollar borrowings and for the confirmation of standby letters of credit issued by Sovereign Bank. This line of credit is at market rates, in the ordinary course of business and can be cancelled by either Sovereign Bank or Santander at any time and can be replaced by Sovereign at any time. As of December 31, 2008, the average balance outstanding was $412,158,735, all of which was for confirmation of standby letters of credit. Sovereign Bank paid approximately $2,354,871 in fees to Santander in 2008 in connection with this line of credit, which, for the fiscal year ended December 31, 2008.

•	ISBAN UK Limited, a Santander affiliate, is under contract with Sovereign Bank to provide technology consulting services focusing on improvements to current systems and analyzing and recommending new systems with fees paid of $1,551,289.

•	Ingenieria de Software Bancario, S.L., Branch US, an affiliate of Santander, is under contract with Sovereign to provide advice with respect to implementing a single technological platform for Sovereign with fees paid of $1,355,749.

•	In November 2007, Santander Universidades, the major corporate social responsibility program for Santander, and Babson College (of which Mr. Campanelli is a trustee) entered into an educational partnership pursuant to which the parties will support a variety of projects in regions where Santander has a significant presence. The first four projects included scholarships for students from Latin American countries to spend time at Babson. Santander has invested approximately $500,000 annually in this partnership.

•	Sovereign Bank provides U.S. deposit (free and investable balances) and other cash management services to Santander’s Latin American and European commercial clients. Customer vetting procedures are the same as those that apply to other Sovereign customers. Under a revenue sharing agreement, Santander receives 50% of the “net” margin on any deposits, which resulted in a fee to Santander for 2008 of $347,795. There were 113 accounts and 58 customers with approximately $90,057,631 in deposits outstanding at December 31, 2008 under this agreement.

•	Keith Morgan, a Santander consultant, provided advice with respect to the restructuring of Sovereign Bank’s retail banking strategy for a fee of $60,000 per month plus expenses.

     Cameron C. Troilo, Sr. The relationships below existed during the 2008 fiscal year between Sovereign and its affiliates, on the one hand, and Mr. Troilo and his affiliates, on the other hand. Mr. Troilo was elected to the Sovereign Board in 1997 and served until his tendered resignation became effective on January 30, 2009.
•	Lease Rental Relationships. As of December 31, 2008, Mr. Troilo or his affiliates leased 7 commercial properties to Sovereign Bank. In 2008, Sovereign Bank paid total rental payments of $582,811.54 ($435,078.82 of actual rental payments and $147,732.72 of pass-through expenses and other adjustments) to Mr. Troilo for one location. Sovereign Bank paid 6th & Bay Group, LLC, an entity in which Mr. Troilo owns a 50% equity interest, total rental payments of $113,664.62 ($89,232.00 of actual rental payments and $24,432.62 of pass-through expenses).

•	Commercial Banking Relationships. As of December 31, 2008, Mr. Troilo and affiliated entities have 10 separate direct loans for the aggregate original amount of $17.5 million, with $16.1 million outstanding. Sovereign’s net exposure being $13.4 million as a result of loan participation sold without recourse. Pursuant to these loans, aggregate monthly payments of $95,529 (ranging from $1,215 to $24,097) are made to Sovereign, and approximately $681,000 in interest and fees were paid to Sovereign.
Loans to Directors and Executive Officers
     Sovereign is in the business of gathering deposits and making loans. Like substantially all financial institutions with which we are familiar, Sovereign actively encourages its directors and the companies which they control and/or are otherwise affiliated with to maintain their banking business with Sovereign Bank, rather than with a competitor. All banking transactions with Sovereign directors and such entities and affiliates are with Sovereign Bank, and are subject to regulation by the Office of Thrift Supervision.
     All lending relationships between Sovereign Bank and its directors and the entities which they control are subject to Regulation O and are in compliance with Regulation O1. In addition, in management’s opinion, all loans to directors and entities affiliated with them (whether or not controlled by them and therefore, subject to Regulation O) were made in the ordinary course of business and on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with similar customers and do not involve more than normal collection risk or present other unfavorable features. Sovereign believes that the aggregate dollar amount of Sovereign Bank’s loans to directors and the entities they control or are otherwise affiliated with represent insignificant percentages of Sovereign Bank’s total loans and equity and ranks it somewhere near the middle of the 125 largest financial services companies with U.S. operations. Because of the foregoing, we do not believe that public disclosure of director by director and affiliate by affiliate information is material, absent unusual facts and circumstances. Sovereign believes this position is consistent with the disclosure positions of other large financial institutions.
     In addition, Sovereign Bank provides other banking services to its directors and entities which they control or with which they are affiliated. In each case, these services are provided in the ordinary course of Sovereign Bank’s business and on substantially the same terms as those prevailing at the time for comparable transactions with others.
     Sovereign Bank, as part of its banking business, also extends loans to officers and employees of Sovereign and Sovereign Bank. Such loans are provided in the ordinary course of Sovereign Bank’s business and on substantially the same terms as those prevailing at the time for comparable transactions with others.
     Certain mortgage loans held by executive officers, like similar loans made to other Sovereign employees, are priced at a 1% discount to market but contain no other terms which are different than terms available in comparable transactions with non-employees. The 1% discount is discontinued when an employee terminates his or her employment with Sovereign. In each case, all loans to executive officers (i) were made in the ordinary course of business, (ii) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, including other employees of Sovereign or Sovereign Bank, and (iii) did not involve more than the normal risk of collectability or present other unfavorable features. Such loans also comply with Regulation O and were never non-accrual, past due, restructured or potential problem loans.
Approval of Related Transactions
     Prior to and following January 30, 2009, the date on which the Santander transaction was consummated, Sovereign has had policies to approve all proposed transactions between Sovereign and its subsidiaries, on the one hand, and “related persons” (as defined therein), on the other hand. Sovereign’s policies require that all related person transactions be reviewed for compliance and applicable banking and securities laws and be approved by, or approved pursuant to procedures approved by, Sovereign’s “Transactions with Affiliates Committee” (except for loans to directors and officers that were subject to Federal Reserve Regulation O, which were handled under a different process). Moreover, Sovereign’s policies require that all material transactions be approved by Sovereign’s Board or Sovereign Bank’s Board.
Director Independence
     As noted elsewhere in this Form 10-K, on January 30, 2009, Sovereign became a wholly-owned subsidiary of Santander as a result of the consummation of the transactions contemplated by the Transaction Agreement. As a result, all of Sovereign’s voting common equity securities are owned by Santander and are no longer listed on the NYSE. However, each of the (i) depositary shares for Sovereign’s Series C non-cumulative preferred stock and (ii) 7.75% Capital Securities (Sovereign Capital Trust V), continue to be listed on the NYSE. In accordance with the NYSE rules, because Sovereign does not have common equity securities but rather only preferred and debt securities listed on the NYSE, the Sovereign Board is not required to have a majority of “independent” directors. Nevertheless, this Item 13 requires Sovereign to identify each director that is “independent” using a definition of independence of a national securities exchange, such as the NYSE’s listing standards (which Sovereign is not currently subject to). Based on the foregoing, although the Sovereign Board has not made a formal determination on the matter, under current NYSE listing standards (which Sovereign is not currently subject to), Sovereign believes that Directors Heard, Schoellkopf and Terracciano would be independent under such standards.

Item 14. Principal Accounting Fees and Services.
PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees of the Independent Auditor
     The following tables set forth the aggregate fees billed to Sovereign for the fiscal years ended December 31, 2008 and December 31, 2007, by our principal accounting firm Ernst & Young LLP.
     Fiscal Year Ended December 31, 2008

December 31, 2008
Audit Fees	$4,878,000
Audit-Related Fees	$298,500
Tax Fees	$115,017
All Other Fees	$0

Total Fees	$5,291,517

     Audit fees in 2008 included fees associated with the annual audit of the financial statements and the audit of internal control over financial reporting of Sovereign, subsidiary audits required for certain subsidiaries that are registered with the SEC, the reviews of our Quarterly Reports on Form 10-Q, certain accounting consultations, consent to use its report in connection with various documents filed with the SEC, and comfort letters issued to underwriters for securities offerings.
     Audit-related fees in 2008 principally included accounting consultations, audits of employee benefit plans, audits of separate subsidiary financial statements required by their formation agreements, and attestation reports required under services agreements.
     Tax fees in 2008 included tax compliance, tax advice and tax planning.
     Fiscal Year Ended December 31, 2007

December 31, 2007
Audit Fees	$4,357,597
Audit-Related Fees	498,299
Tax Fees	146,424
All Other Fees	0

Total Fees	$5,002,320

     Audit fees in 2007 included fees associated with the annual audit of the financial statements and the audit of internal control over financial reporting of Sovereign, subsidiary audits required for certain subsidiaries that are registered with the SEC, the reviews of our Quarterly Reports on Form 10-Q, certain accounting consultations, consent to use its report in connection with various documents filed with the SEC, and comfort letters issued to underwriters for securities offerings.
     Audit-related fees in 2007 principally included accounting consultations, audits of employee benefit plans, audits of separate subsidiary financial statements required by their formation agreements, and attestation reports required under services agreements.
     Tax fees in 2007 included tax compliance, tax advice and tax planning.
     The Audit Committee considered whether the provision of non-audit services by our principal auditor during 2008 was compatible with maintaining auditor independence.
     The Audit Committee began considering whether the non-audit services proposed to be performed by Ernst & Young LLP in advance of such performance for compatibility with their independence beginning in September 2002.
Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by Independent Auditor
     During 2008, the Audit Committee pre-approved all audit and non-prohibited, non-audit services provided by the independent auditor. These services may have included audit services, audit-related services, tax services and other services. The Audit Committee adopted a policy for the pre-approval of services provided by the independent auditor. Under the policy, pre-approval was generally provided for up to one year and any pre-approval was detailed as to the particular service or category of services and was subject to a specific budget. In addition, the Audit Committee may also have pre-approved particular services on a case-by-case basis. For each proposed service, the Audit Committee received detailed information sufficient to enable the Audit Committee to pre-approve and evaluate such service. The Audit Committee may have delegated pre-approval authority to one or more of its members. Any pre-approval decisions made under delegated authority must have been communicated to the Audit Committee at or before its then next scheduled meeting. There were no waivers by the Audit Committee of the pre-approval requirement for permissible on-audit services in 2008.

PART IV
Item 15. Exhibits, Financial Statement Schedules.
(a)(1)	Financial Statements.
The following financial statements are filed as part of this report:

•	Consolidated Balance Sheets

•	Consolidated Statements of Operations

•	Consolidated Statements of Stockholders’ Equity

•	Consolidated Statements of Cash Flows

•	Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules.
     Financial statement schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.
(b)	Exhibits.

(2.1)	Transaction Agreement, dated as of October 13, 2008, between Sovereign Bancorp, Inc. and Banco Santander, S.A. (Incorporated by reference to Exhibit 2.1 to Sovereign’s Current Report on Form 8-K filed October 16, 2008)

(3.1)	Amended and Restated Articles of Incorporation of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Sovereign’s Current Report on Form 8-K filed January 30, 2009)

(3.2)	Amended and Restated Bylaws of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to Sovereign’s Current Report on Form 8-K filed January 30, 2009)

(4.1)	Sovereign Bancorp, Inc. has certain debt obligations outstanding. None of the instruments evidencing such debt authorizes an amount of securities in excess of 10% of the total assets of Sovereign Bancorp, Inc. and its subsidiaries on a consolidated basis; therefore, copies of such instruments are not included as exhibits to this Annual Report on Form 10-K. Sovereign Bancorp, Inc. agrees to furnish copies to the SEC on request.

(4.2)	Fiscal Agency Agreement dated December 22, 2008 between Sovereign Bank and The Bank of New York Mellon Trust Company, N.A., as fiscal agent (Incorporated by reference to Exhibit 4.1 to Sovereign’s Current Report on Form 8-K filed December 22, 2008)

(4.3)	Fiscal Agency Agreement dated December 22, 2008 between Sovereign Bancorp, Inc. and The Bank of New York Mellon Trust Company, N.A., as fiscal agent (Incorporated by reference to Exhibit 4.2 to Sovereign’s Current Report on Form 8-K filed December 22, 2008)

(10.1)	Employment Agreement, dated as of January 30, 2003, between Sovereign Bancorp, Inc. and Joseph P. Campanelli (Incorporated by reference to Exhibit 10.14 to Sovereign’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002)

(10.2)	Agreement to Amend, dated May 30, 2006, between Sovereign Bancorp, Inc. and Joseph P. Campanelli (Incorporated by reference to Exhibit 10.2 to Sovereign’s Current Report on Form 8-K filed November 14, 2006)

(10.3)	Amendment #2 to Employment Agreement, dated as of October 10, 2006, between Sovereign Bancorp, Inc. and Joseph P. Campanelli (Incorporated by reference to Exhibit 10.3 to Sovereign’s Current Report on Form 8-K filed November 14, 2006)

(10.4)	Employment Agreement, dated as of January 16, 2007, between Sovereign Bancorp, Inc. and Joseph P. Campanelli (Incorporated by reference to Exhibit 10.1 to Sovereign’s Current Report on Form 8-K filed March 20, 2007)

(10.5)	Separation and Consulting Agreement, dated September 30, 2008, between Sovereign Bancorp, Inc. and Joseph P. Campanelli (Incorporated by reference to Exhibit 10.4 to Sovereign’s Current Report on Form 8-K filed on September 30, 2008)

(10.6)	Employment Agreement dated as of May 20, 2005, between Sovereign Bancorp, Inc. and Mark R. McCollom (Incorporated by reference to Exhibit 10.1 to Sovereign’s Current Report on Form 8-K/A filed on May 20, 2005)

(10.7)	Agreement to Amend dated May 30, 2006, between Sovereign Bancorp, Inc. and Mark R. McCollom (Incorporated by reference to Exhibit 10.17 to Sovereign’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

(10.8)	Amendment #2 to Employment Agreement, dated November 9, 2007, between Sovereign Bancorp, Inc. and Mark R. McCollom (Incorporated by reference to Exhibit 10.4 to Sovereign’s Current Report on Form 8-K filed November 15, 2007)

(10.9)	Separation Agreement, dated February 20, 2008, between Sovereign Bancorp, Inc. and Mark R. McCollom (Incorporated by reference to Exhibit 10.1 to Sovereign’s Current Report on Form 8-K filed February 21, 2008)

(10.10)	Employment Agreement, effective March 3, 2008, between Sovereign Bancorp, Inc. and Kirk W. Walters (Incorporated by reference to Exhibit 10.2 to Sovereign’s Current Report on Form 8-K filed February 21, 2008)

(10.11)	First Amendment to Employment Agreement, dated September 30, 2008, between Sovereign Bancorp, Inc. and Kirk W. Walters (Incorporated by reference to Exhibit 10.2 to Sovereign’s Current Report on Form 8-K filed on September 30, 2008)

(10.12)	Employment Agreement, dated September 30, 2008, between Sovereign Bancorp, Inc. and Kirk W. Walters (Incorporated by reference to Exhibit 10.3 to Sovereign’s Current Report on Form 8-K filed on September 30, 2008)

(10.13)	Employment Agreement, dated October 2, 2008, between Sovereign Bancorp, Inc. and Kirk W. Walters (Incorporated by reference to Exhibit 10.1 to Sovereign’s Current Report on Form 8-K filed on October 7, 2008)

(10.14)	Employment Agreement, dated September 30, 2008, between Sovereign Bancorp, Inc. and Paul A. Perrault (Incorporated by reference to Exhibit 10.1 to Sovereign’s Current Report on Form 8-K filed on September 30, 2008)

(10.15)	Sovereign Bancorp, Inc. Employee Stock Purchase Plan (Incorporated by reference to Exhibit “C” to Sovereign’s definitive proxy statement, dated March 22, 2004)

(10.16)	Form of Incentive Stock Option Agreement under the Sovereign Bancorp, Inc. 1986 Stock Option Plan (Incorporated by reference to Exhibit 10.13 to Sovereign’s Current Report on Form 8-K filed February 18, 2005)

(10.17)	Sovereign Bancorp, Inc. Non-Employee Directors Services Compensation Plan (Incorporated by reference to Exhibit 10.9 to Sovereign’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

(10.18)	Sovereign Bancorp, Inc. 1993 Stock Option Plan (the “1993 Plan”) (Incorporated by reference to Exhibit 10.10 to Sovereign’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

(10.19)	Form of Incentive Stock Option Agreement under the 1993 Plan (Incorporated by reference to Exhibit 10.11 to Sovereign’s Current Report on Form 8-K filed February 18, 2005)

(10.20)	Form of Nonqualified Stock Option Agreement under the 1993 Plan (Incorporated by reference to Exhibit 10.12 to Sovereign’s Current Report on Form 8-K filed February 18, 2005)

(10.21)	Sovereign Bancorp, Inc. 1996 Stock Option Plan (the “1996 Plan”) (Incorporated by reference to Exhibit 10.12 to Sovereign’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

(10.22)	Form of Incentive Stock Option Agreement under the 1996 Plan (Incorporated by reference to Exhibit 10.9 to Sovereign’s Current Report on Form 8-K filed February 18, 2005)

(10.23)	Form of Nonqualified Stock Option Agreement under the 1996 Plan (Incorporated by reference to Exhibit 10.10 to Sovereign’s Current Report on Form 8-K filed February 18, 2005)

(10.24)	Sovereign Bancorp, Inc. 1997 Non-Employee Directors’ Stock Option Plan (the “1997 Directors’ Plan”) (Incorporated by reference to Exhibit “A” to Sovereign’s definitive proxy statement dated March 16, 1998)

(10.25)	Form of Nonqualified Stock Option Agreement under the 1997 Directors’ Plan (Incorporated by reference to Exhibit 10.8 to Sovereign’s Current Report on Form 8-K filed February 18, 2005.)

(10.26)	Sovereign Bancorp, Inc. 2001 Stock Incentive Plan (the “2001 Plan”) (Incorporated by reference to Exhibit 10.21 to Sovereign’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

(10.27)	Form of Incentive Stock Option Agreement under the 2001 Plan (Incorporated by reference to Exhibit 10.5 to Sovereign’s Current Report on Form 8-K filed February 18, 2005)

(10.28)	Form of Nonqualified Stock Option Agreement under the 2001 Plan (Incorporated by reference to Exhibit 10.6 to Sovereign’s Current Report on Form 8-K filed February 18, 2005)

(10.29)	Form of Restricted Stock Agreement under the 2001 Plan (Incorporated by reference to Exhibit 10.7 to Sovereign’s Current Report on Form 8-K filed February 18, 2005)

(10.30)	Sovereign Bancorp, Inc. 2004 Broad-Based Stock Incentive Plan (the “2004 Plan”) (Incorporated by reference to Exhibit 10.23 to Sovereign’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

(10.31)	Form of Incentive Stock Option Agreement under the 2004 Plan (Incorporated by reference to Exhibit 10.2 to Sovereign’s Current Report on Form 8-K filed February 18, 2005)

(10.32)	Form of Nonqualified Stock Option Agreement under the 2004 Plan (Incorporated by reference to Exhibit 10.3 to Sovereign’s Current Report on Form 8-K filed February 18, 2005)

(10.33)	Form of Restricted Stock Agreement under the 2004 Plan (Incorporated by reference to Exhibit 10.4 to Sovereign’s Current Report on Form 8-K filed February 18, 2005)

(10.34)	Sovereign Bancorp, Inc. 2006 Non-Employee Director Compensation Plan (Incorporated by reference to Exhibit 10.22 to Sovereign’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

(10.35)	Sovereign Bancorp, Inc. 2006 Leaders Incentive Plan (Incorporated by reference to Exhibit 10.1 to Sovereign’s Current Report on Form 8-K filed February 22, 2006)

(10.36)	Sovereign Bancorp, Inc. 2007 Deferred Compensation Plan (Incorporated by reference to Exhibit 10.36 to Sovereign’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006)

(10.37)	Investment Agreement, dated as of October 24, 2005 between Sovereign Bancorp, Inc. and Banco Santander, S.A. (Incorporated by reference to Exhibit 10.1 to Sovereign’s Current Report on Form 8-K filed October 27, 2005)

(10.38)	Amendment to Investment Agreement, made as of November 22, 2005, between Sovereign Bancorp, Inc. and Banco Santander, S.A. (Incorporated by reference to Exhibit 10.2 to Sovereign’s Current Report on Form 8-K filed November 23, 2005)

(10.39)	Second Amendment to Investment Agreement, dated as of May 31, 2006, between Sovereign Bancorp, Inc. and Banco Santander, S.A. (Incorporated by reference to Exhibit 10.3 to Sovereign’s Current Report on Form 8-K filed June 6, 2006)

(10.40)	Third Amendment to Investment Agreement, dated as of October 13, 2008, between Sovereign Bancorp, Inc. and Banco Santander, S.A. (Incorporated by reference to Exhibit 4.2 to Sovereign’s Current Report on Form 8-K filed October 16, 2008)

(10.41)	Form of Letter Agreement, dated May 9, 2008, by and between Sovereign Bancorp, Inc. and Banco Santander, S.A. (incorporated by referenced to Exhibit 10.1 to Sovereign’s Current Report on Form 8-K filed May 12, 2008)

(10.42)	Form of Shareholder Agreement, dated October 13, 2008, between Banco Santander, S.A. and the shareholder signatory thereto (Incorporated by reference to Exhibit 4.1 to Sovereign’s Current Report on Form 8-K filed October 16, 2008)

(10.43)	Agreement and General Release, dated February 12, 2009, between Sovereign Bancorp, Inc. and Kirk W. Walters.

(10.44)	Agreement and General Release, dated February 12, 2009, between Sovereign Bancorp, Inc. and Patrick J. Sullivan.

(10.45)	Agreement and General Release, dated February 16, 2009, between Sovereign Bancorp, Inc. and Roy J. Lever.

(10.46)	Employment Agreement, dated February 9, 2008, between Sovereign Bancorp, Inc. and Roy J. Lever.

(10.47)	Offer Letter, dated December 11, 2007, between Sovereign Bancorp, Inc. and Roy J. Lever.

(10.48)	Employment Agreement, dated August 7, 2007 between Sovereign Bancorp, Inc. and Salvatore J. Rinaldi.

(10.49)	Amendment to Employment Agreement, dated September 18, 2007, between Sovereign Bancorp, Inc. and Salvatore J. Rinaldi.

(10.50)	Employment Agreement, dated February 11, 2008, between Sovereign Bancorp, Inc. and Patrick J. Sullivan

(21)	Subsidiaries of Registrant

(23.1)	Consent of Ernst & Young LLP

(31.1)	Chief Executive Officer certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

(31.2)	Chief Financial Officer certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

(32.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOVEREIGN BANCORP, INC. (Registrant)
By:	/s/ Gabriel Jaramillo
	Name:	Gabriel Jaramillo
	Title:	Chairman of the Board, Chief Executive Officer

March 17, 2009
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gabriel Jaramillo	Chairman of the Board Chief Executive Officer	March 17, 2009
Gabriel Jaramillo	(Principal Executive Officer)

/s/ Kirk Walters	Director Senior Executive Vice President	March 17, 2009
Kirk Walters	Chief Financial Officer Chief Administration Officer (Principal Financial Officer)

/s/ Gonzalo de Las Heras	Director	March 17, 2009

Gonzalo de Las Heras

/s/ Marian Heard	Director	March 17, 2009

Marian Heard

/s/ Alberto Sánchez	Director	March 17, 2009

Alberto Sánchez

/s/ Thomas Cestare	Chief Accounting Officer	March 17, 2009
Thomas Cestare	Executive Vice President (Principal Accounting Officer)