Form 10-Q
period 2009-03-31
SOVEREIGN BANCORP INC
filed 2009-05-11
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                      .
Commission File Number: 001-16581
SOVEREIGN BANCORP, INC.

(Exact name of registrant as specified in its charter)

Virginia	23-2453088

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

75 State Street, Boston, Massachusetts (Address of principal executive offices)	02109 (Zip Code)
(617) 346-7200
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐. No ☐.*
*Registrant is not subject to the requirements of Rule 405 of Regulation S-T at this time.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐. No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009

Common Stock (no par value)	503,907,043 shares

FORWARD LOOKING STATEMENTS
SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
     The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by or on behalf of Sovereign Bancorp, Inc. (“Sovereign” or the “Company”). Sovereign may from time to time make forward-looking statements in Sovereign’s filings with the Securities and Exchange Commission (the “SEC” or the “Commission”) (including this Quarterly Report on Form 10-Q and the Exhibits hereto), in its reports to shareholders (including its Annual Report on Form 10-K for the fiscal year ended December 31, 2008) and in other communications by Sovereign, which are made in good faith by Sovereign, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Some of the statements made by Sovereign, including any statements preceded by, followed by or which include the words “may,” “could,” “should,” “pro forma,” “looking forward,” “will,” “would,” “believe,” “expect,” “hope,” anticipate,” “estimate,” “intend,” “plan,” “strive,” “hopefully,” “try,” “assume” or similar expressions constitute forward-looking statements.
These forward-looking statements include statements with respect to Sovereign’s vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of Sovereign and are not historical facts. Although Sovereign believes that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors (some of which are beyond Sovereign’s control). Among the factors, which could cause Sovereign’s financial performance to differ materially from that expressed in the forward-looking statements are:
•	the strength of the United States economy in general and the strength of the regional and local economies in which Sovereign conducts operations, which may affect, among other things, the level of non-performing assets, charge-offs, and provision for credit losses;

•	the effects of, or policies determined by the Federal Deposit Insurance Corporation, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	inflation, interest rate, market and monetary fluctuations, which may, among other things reduce interest margins, impact funding sources and affect the ability to originate and distribute financial products in the primary and secondary markets;

•	adverse movements and volatility in debt and equity capital markets;

•	adverse changes in the securities markets, including those related to the financial condition of significant issuers in our investment portfolio;

•	revenue enhancement initiatives may not be successful in the marketplace or may result in unintended costs;

•	changing market conditions may force us to alter the implementation or continuation of cost savings or revenue enhancement strategies;

•	Sovereign’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the willingness of customers to substitute competitors’ products and services and vice versa;

•	the ability of Sovereign and its third party vendors to convert and maintain Sovereign’s data processing and related systems on a timely and acceptable basis and within projected cost estimates;

•	the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, capital, liquidity, proper accounting treatment, securities and insurance, and the application thereof by regulatory bodies and the impact of changes in and interpretation of generally accepted accounting principles in the United States;

•	additional legislation and regulations may be enacted or promulgated in the future, and we are unable to predict the form such legislation or regulation may take or to the degree which we need to modify our businesses or operations to comply with such legislation or regulation (for example, proposed legislation has been introduced in Congress that would amend the Bankruptcy Code to permit modifications of certain mortgages that are secured by a Chapter 13 debtor’s principal residence);

•	technological changes;

FORWARD LOOKING STATEMENTS
(continued)
•	competitors of Sovereign may have greater financial resources and develop products and technology that enable those competitors to compete more successfully than Sovereign;

•	changes in consumer spending and savings habits;

•	acts of terrorism or domestic or foreign military conflicts; and acts of God, including natural disasters;

•	regulatory or judicial proceedings;

•	changes in asset quality;

•	the outcome of ongoing tax audits by federal, state and local income tax authorities may require additional taxes be paid by Sovereign as compared to what has been accrued or paid as of period end;

•	Sovereign’s success in managing the risks involved in the foregoing;

•	the integration of Sovereign into the existing businesses of Santander or the integration may be more difficult, time consuming or costly than expected;

•	the combined company may not realize, to the extent or at the time we expect, revenue synergies and cost savings from the transaction;

•	deposit attrition, operating costs, customer losses and business disruptions following the acquisition of Sovereign by Santander, including difficulties in maintaining relationships with employees, could be greater than expected.
     If one or more of the factors affecting Sovereign’s forward-looking information and statements proves incorrect, then its actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements. Therefore, Sovereign cautions you not to place undue reliance on any forward-looking information and statements. The effect of these factors is difficult to predict. Factors other than these also could adversely affect our results, and the reader should not consider these factors to be a complete set of all potential risks or uncertainties. New factors emerge from time to time and we cannot assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward looking statement. Any forward looking statements only speak as of the date of this document and Sovereign undertakes no obligation to update any forward-looking information and statements, whether written or oral, to reflect any change. All forward-looking statements attributable to Sovereign are expressly qualified by these cautionary statements.

PART 1 — FINANCIAL INFORMATION
Item 1. Condensed Financial Information
SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
	2009	2008
	(in thousands, except share data)
ASSETS
Cash and amounts due from depository institutions	$6,153,885	$3,754,523
Investment securities:
Available-for-sale	8,688,238	9,301,339
Other investments	705,690	718,771
Loans held for investment	53,723,663	55,541,899
Allowance for loan losses	(1,344,480)	(1,102,753)

Net loans held for investment	52,379,183	54,439,146

Loans held for sale	1,221,216	327,332
Premises and equipment, net	529,993	550,150
Accrued interest receivable	225,490	251,612
Goodwill	3,431,481	3,431,481
Core deposit intangibles and other intangibles, net of accumulated amortization of $878,595 and $858,578 at March 31, 2009 and December 31, 2008, respectively	248,455	268,472
Bank owned life insurance	1,861,059	1,847,688
Other assets	2,746,173	2,203,154

TOTAL ASSETS	$78,190,863	$77,093,668

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits and other customer accounts	$50,546,927	$48,438,573
Borrowings and other debt obligations	18,626,698	20,964,185
Advance payments by borrowers for taxes and insurance	126,874	93,225
Other liabilities	2,101,235	2,000,971

TOTAL LIABILITIES	71,401,734	71,496,954

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; $25,000 liquidation preference; 7,500,000 shares authorized; 80,000 shares outstanding at March 31, 2009 and 8,000 shares outstanding at December 31, 2008	1,995,445	195,445
Common stock; no par value; 800,000,000 shares authorized; 503,907,043 shares issued at March 31, 2009 and 666,161,708 shares issued at December 31, 2008	7,821,712	7,718,771
Warrants and employee stock options issued	285,435	350,572
Treasury stock at cost; 0 shares at March 31, 2009 and 2,217,811 shares at December 31, 2008	—	(9,379)
Accumulated other comprehensive loss	(865,725)	(785,814)
Retained deficit	(2,447,738)	(1,872,881)

TOTAL STOCKHOLDERS’ EQUITY	6,789,129	5,596,714

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$78,190,863	$77,093,668

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Month Period
	Ended March 31,
	2009	2008
	(in thousands, except per share data)
INTEREST INCOME:
Interest-earning deposits	$1,785	$2,964
Investment securities:
Available-for-sale	87,547	168,109
Other investments	234	9,820
Interest on loans	675,696	895,276

TOTAL INTEREST INCOME	765,262	1,076,169

INTEREST EXPENSE:
Deposits and customer accounts	216,398	315,103
Borrowings and other debt obligations	239,796	284,096

TOTAL INTEREST EXPENSE	456,194	599,199

NET INTEREST INCOME	309,068	476,970
Provision for credit losses	505,000	135,000

NET INTEREST (EXPENSE)/INCOME AFTER PROVISION FOR CREDIT LOSSES	(195,932)	341,970

NON-INTEREST INCOME:
Consumer banking fees	73,752	73,219
Commercial banking fees	46,093	54,425
Mortgage banking (losses)/income	(44,843)	(5,133)
Capital markets (expense)/revenue	(3,290)	10,393
Bank owned life insurance	14,927	19,424
Miscellaneous income	3,963	5,297

TOTAL FEES AND OTHER INCOME	90,602	157,625

Total other-than-temporary impairment losses	(181,024)	—
Portion of loss recognized in other comprehensive income (before taxes)	101,358	—
Gains on the sale of investment securities	1,969	14,135

Net (loss)/gain on investment securities recognized in earnings	(77,697)	14,135

TOTAL NON-INTEREST INCOME	12,905	171,760

GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	184,038	184,592
Occupancy and equipment expenses	78,041	78,013
Technology expense	24,496	24,498
Outside services	14,928	15,630
Marketing expense	12,892	16,246
Other administrative expenses	35,783	30,592

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	350,178	349,571

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(continued)

	Three-Month Period
	Ended March 31,
	2009	2008
	(in thousands, except per share data)
OTHER EXPENSES:
Amortization of intangibles	$20,017	$29,122
Deposit insurance premiums	21,642	9,173
Equity method investments	9,861	3,129
Merger, restructuring and other charges	233,308	520

TOTAL OTHER EXPENSES	284,828	41,944

(LOSS)/INCOME BEFORE INCOME TAXES	(818,033)	122,215
Income tax (benefit)/provision	(742)	22,080

NET (LOSS)/INCOME	$(817,291)	$100,135

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2009
(Unaudited)
(in thousands)

						Accumulated		Total
	Common			Warrants		Other	Retained	Stock-
	Shares	Preferred	Common	& Stock	Treasury	Comprehensive	Earnings	Holders’
	Outstanding	Stock	Stock	Options	Stock	Loss	(Deficit)	Equity
Balance, December 31, 2008	663,946	$195,445	$7,718,771	$350,572	$(9,379)	$(785,814)	$(1,872,881)	$5,596,714
Cumulative effect of adopting FSP FAS 115-2 and FAS 124-2	—	—	—	—	—	(157,894)	246,084	88,190

Balance at January 1, 2009	663,946	195,445	7,718,771	350,572	(9,379)	(943,708)	(1,626,797)	5,684,904
Comprehensive income:
Net loss	—	—	—	—	—	—	(817,291)	(817,291)
Change in unrealized gain/loss, net of tax:
Investment securities available for sale	—	—	—	—	—	40,912	—	40,912
Pension liabilities	—	—	—	—	—	796	—	796
Cash flow hedges	—	—	—	—	—	36,275	—	36,275

Total comprehensive loss								(651,118)

Issuance of preferred stock to Santander	—	1,800,000	—	—	—	—	—	1,800,000
Stock issued in connection with employee benefit and incentive compensation plans	4	—	46,800	346	47	—	—	47,193
Vesting of employee share based awards	—	—	56,141	(65,483)	9,342	—	—	—
Dividends paid on preferred stock	—	—	—	—	—	—	(3,650)	(3,650)
Stock repurchased	(5)	—	—	—	(10)	—	—	(10)
Shares cancelled by Santander	(160,038)	—	—	—	—	—	—	—

Balance, March 31, 2009	503,907	$1,995,445	$7,821,712	$285,435	$—	$(865,725)	$(2,447,738)	$6,789,129

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three-Month Period
	Ended March 31,
	2009	2008
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITES:
Net (loss)/income	$(817,291)	$100,135
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	505,000	135,000
Depreciation and amortization	60,323	58,853
Net amortization/accretion of investment securities and loan premiums and discounts	(16,056)	9,132
Net (gain)/loss on sale of loans	(9,551)	(13,227)
Net (gain)/loss on investment securities	77,697	(14,135)
Loss on debt extinguishments	68,733	—
Net loss on real estate owned and premises and equipment	2,655	2,739
Stock-based compensation	47,181	6,682
Origination and purchases of loans held for sale, net of repayments	(2,193,843)	(2,094,315)
Proceeds from sales of loans held for sale	1,308,184	1,917,030
Net change in:
Accrued interest receivable	26,122	27,774
Other assets and bank owned life insurance	(317,651)	(406,454)
Other liabilities	(861,559)	158,492

Net cash used by operating activities	(2,120,056)	(112,294)

CASH FLOWS FROM INVESTING ACTIVITIES:
Adjustments to reconcile net cash used in investing activities:
Proceeds from sales of investment securities:
Available-for-sale	2,557,208	103,893
Proceeds from repayments and maturities of investment securities:
Available-for-sale	1,332,691	2,649,818
Net change in other investments	13,081	65,740
Purchases of available-for-sale investment securities	(3,319,786)	(215,927)
Proceeds from sales of loans held for investment	15,882	20,281
Purchase of loans	(54,064)	(112,475)
Net change in loans other than purchases and sales	2,432,618	(885,892)
Proceeds from sales of premises and equipment	1,934	285
Purchases of premises and equipment	(1,156)	(15,210)
Proceeds from sales of real estate owned	12,202	10,445

Net cash provided by investing activities	2,990,610	1,620,958

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three-Month Period
	Ended March 31,
	2009	2008
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Adjustments to reconcile net cash provided by financing activities:
Net increase/(decrease) in deposits and other customer accounts	$2,108,354	$(920,463)
Net increase/(decrease) in borrowings	(2,209,545)	(1,780,677)
Repayments of borrowings and other debt obligations	(200,000)	—
Net increase/(decrease) in advance payments by borrowers for taxes and insurance	33,649	22,045
Cash dividends paid to preferred stockholders	(3,650)	(3,650)
Cash dividends paid to common stockholders	—	3,110
Proceeds from issuance of preferred stock	1,800,000	—
Treasury stock repurchases, net of proceeds	—	(2,396)

Net cash provided by / (used in) financing activities	1,528,808	(2,682,031)

Net change in cash and cash equivalents	2,399,362	(1,173,367)
Cash and cash equivalents at beginning of period	3,754,523	3,130,770

Cash and cash equivalents at end of period	$6,153,885	$1,957,403

	Three-Month Period
	Ended March 31,
	2009	2008
	(in thousands)
Supplemental Disclosures:
Net income taxes paid / (refunded)	$1,769	$(35,325)
Interest paid	$440,049	$631,833
     Non cash transactions: In the first quarter of 2009, Sovereign brought back on balance sheet its dealer floor plan securitization due to an early amortization event from low payment rates. This resulted in a non-cash transaction which increased loan and borrowing obligation balances by $731.7 million on the reconsolidation date.
See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(1) BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Basis of Presentation
     The accompanying financial statements of Sovereign Bancorp, Inc. and Subsidiaries (“Sovereign” or the “Company”) include the accounts of Sovereign Bancorp, Inc. and its subsidiaries, including the following wholly-owned subsidiaries: Sovereign Bank (the “Bank”), Independence Community Bank Corp. (“Independence”), and Sovereign Delaware Investment Corporation. Sovereign Bancorp is a wholly owned subsidiary of Banco Santander, SA (“Santander”). All intercompany balances and transactions have been eliminated in consolidation.
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
     The preparation of these financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for any interim periods are not necessarily indicative of the results which may be expected for the entire year. Certain amounts in the financials statements of prior periods have been reclassified to conform with the presentation used in the current period financial statements. These reclassifications have no effect on net income.
(2) ACQUISITION OF SOVEREIGN BY SANTANDER
     On October 13, 2008, Sovereign and Santander entered into a transaction agreement pursuant to which Santander agreed to acquire all of Sovereign’s common stock that it did not already own (the “Transaction”). Prior to entering into the transaction agreement, Santander owned approximately 24.35% of Sovereign’s voting common stock. Both the Board of Directors of Sovereign and the Executive Committee of Santander unanimously approved the Transaction, and both companies’ shareholders voted in favor of the Transaction in January 2009. The Transaction closed on January 30, 2009. Upon adoption of the transaction agreement and the Transaction becoming effective, each share of Sovereign’s common stock was exchanged into the right to receive 0.3206 Santander American Depository Shares (“ADSs”), or at the election of the holders of Sovereign’s common stock, 0.3206 ordinary shares of Santander (subject to Santander’s discretion).
     Sovereign will continue to apply its historical basis of accounting in its stand-alone financial statements after the Transaction. This is based on our determination under SFAS 141 (R), Business Combinations, that Santander is the acquiring entity and our determination under SEC Staff Accounting Bulletin (SAB) No. 54, codified as Topic 5J, Push Down Basis of Accounting Required In Certain Limited Circumstances, that while the push down of Santander’s basis in Sovereign is permissible, it was not required due to the existence at Sovereign of significant outstanding public debt securities.
     SFAS 141 (R) provides that for each business combination, one of the combining entities shall be identified as the acquirer with the acquirer defined as the entity that obtains control. We determined that the Transaction resulted in Santander obtaining control of Sovereign as Santander acquired all the voting shares of Sovereign. In reaching our determination that our outstanding public debt securities are significant, we considered both the face amount and fair value of our outstanding public debt securities as well as a number of provisions contained within those securities which we believe might impact Santander’s ability to control their form of ownership of Sovereign. If push down accounting had been applied to the separate stand-alone financial statements of Sovereign, the measurement amounts for assets and liabilities as of January 30, 2009 would be based on the guidance in SFAS 141 (R), and would have approximated the purchase price of approximately $1.9 billion, as compared to Sovereign’s equity as of December 31, 2008 of approximately $5.6 billion. Such adjustments to fair value, if recorded, would have the effect of significantly reducing our regulatory capital and would require a capital infusion in order to ensure Sovereign Bank would remain well-capitalized.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(3) INVESTMENT SECURITIES
     The following table presents the composition and fair value of investment securities available-for-sale at the dates indicated (in thousands):

	March 31, 2009
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
U.S. Treasury and government agency securities	$242,379	$302	$—	$242,681
Debentures of FHLB, FNMA, and FHLMC	4,263,927	7,651	348	4,271,230
Corporate debt and asset-backed securities	114,696	—	22,248	92,448
Equity securities (1)	26,446	796	1	27,241
State and municipal securities	1,839,011	470	150,300	1,689,181
Mortgage-backed securities:
U.S. government agencies	1,249	—	59	1,190
FHLMC and FNMA debt securities	376,141	3,088	893	378,336
Non-agency securities	2,796,796	—	810,865	1,985,931

Total investment securities available-for-sale	$9,660,645	$12,307	$984,714	$8,688,238

	December 31, 2008
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
U.S. Treasury and government agency securities	$243,796	$991	$—	$244,787
Debentures of FHLB, FNMA, and FHLMC	4,597,607	21,175	64	4,618,718
Corporate debt and asset-backed securities	164,648	9	18,861	145,796
Equity securities (1)	63,317	533	36,757	27,093
State and municipal securities	1,840,080	—	210,967	1,629,113
Mortgage-backed securities:
U.S. government agencies	13,329	78	164	13,243
FHLMC and FNMA debt securities	470,522	8,508	2,744	476,286
Non-agency securities (2)	2,698,673	1	552,371	2,146,303

Total investment securities available-for-sale	$10,091,972	$31,295	$821,928	$9,301,339

(1)	Equity securities consist principally of preferred stock of FHLMC and FNMA.

(2)	Unrealized loss at December 31, 2008 is prior to the adoption of FSP FAS 115-2 and FAS 124-2.
     Investment securities available for sale with an estimated fair value of $6.1 billion and $8.2 billion were pledged as collateral for borrowings, standby letters of credit, interest rate agreements and certain public deposits at March 31, 2009 and December 31, 2008, respectively.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(3) INVESTMENT SECURITIES (continued)
     The following table discloses the aggregate amount of unrealized losses as of March 31, 2009 and December 31, 2008 on securities in Sovereign’s investment portfolio classified according to the amount of time that those securities have been in a continuous loss position (in thousands):

	At March 31, 2009
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities
Debentures of FHLB, FNMA and FHLMC	$598,403	$(348)	$—	$—	$598,403	$(348)
Corporate debt and asset-backed securities	3,060	(2)	40,180	(22,246)	43,240	(22,248)
Equity securities	—	—	253	(1)	253	(1)
State and municipal securities	120,760	(4,455)	1,490,102	(145,845)	1,610,862	(150,300)
Mortgage-backed Securities:
U.S. government agencies	357	(9)	826	(50)	1,183	(59)
FHLMC and FNMA debt securities	184,680	(313)	25,539	(580)	210,219	(893)
Non-agency securities	120,815	(39,719)	1,865,090	(771,146)	1,985,905	(810,865)

Total investment securities available-for-sale	$1,028,075	$(44,846)	$3,421,990	$(939,868)	$4,450,065	$(984,714)

	At December 31, 2008
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities
Debentures of FHLB, FNMA and FHLMC	$99,762	$(64)	$—	$—	$99,762	$(64)
Corporate debt and asset-backed securities	11	—	43,896	(18,861)	43,907	(18,861)
Equity securities	19,892	(36,756)	253	(1)	20,145	(36,757)
State and municipal securities	259,702	(20,875)	1,367,975	(190,092)	1,627,677	(210,967)
Mortgage-backed Securities:
U.S. government agencies	10,197	(142)	879	(22)	11,076	(164)
FHLMC and FNMA debt securities	228,474	(2,196)	13,970	(548)	242,444	(2,744)
Non-agency securities (1)	467,437	(139,985)	1,331,833	(412,386)	1,799,270	(552,371)

Total investment securities available-for-sale	$1,085,475	$(200,018)	$2,758,806	$(621,910)	$3,844,281	$(821,928)

(1)	Unrealized loss at December 31, 2008 is prior to the adoption of FSP FAS 115-2 and FAS 124-2.
     As of March 31, 2009, management has concluded that the unrealized losses above on its investment securities (which totaled 228 individual securities) are temporary in nature since they are not related to the underlying credit quality of the issuers, the principal and interest on these securities are from investment grade issuers, the Company does not intend to sell these investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. The change in the unrealized losses on the state and municipal securities and the non-agency mortgage-backed securities were caused by changes in credit spreads and liquidity issues in the marketplace.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(3) INVESTMENT SECURITIES (continued)
     Sovereign determined at March 31, 2009 that our Fannie Mae and Freddie Mac preferred stock unrealized loss of $36.9 million was other-than-temporary in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” and the SEC’s Staff Accounting Bulletin No. 59, “Accounting for Non-Current Marketable Equity Securities”. The Company’s assessment considered the duration and severity of the unrealized loss, the financial condition and the near-term prospects of the issuers and the likelihood of the market value of these instruments increasing to our initial cost basis within a reasonable period of time. The remaining value of our shares at March 31, 2009 is $10.4 million.
     The unrealized losses on the Company’s state and municipal bond portfolio decreased to $150.3 million at March 31, 2009 from $211.0 million at December 31, 2008. This portfolio consists of 100% general obligation bonds of states, cities, counties and school districts. The portfolio has a weighted average underlying credit risk rating of AA-. These bonds are insured with various companies and as such, carry additional credit protection. The Company has determined that the unrealized losses on the portfolio are due to an increase in credit spreads and liquidity issues in the marketplace and concerns with respect to the financial strength of third party insurers. However, even if it was assumed that the insurers could not honor their obligation, our underlying portfolio is still investment grade and the Company believes that we will collect all scheduled principal and interest. The Company has concluded these unrealized losses are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.
     The unrealized losses on the non-agency securities portfolio increased to $810.9 million at March 31, 2009 from $552.4 million at year-end. Other than what is described in the following two paragraphs, this portfolio consists primarily of highly rated non-agency mortgage-backed securities from a diverse group of issuers in the private-label market. The Company has determined that the unrealized losses on the portfolio are due to an increase in credit spreads and liquidity issues in the marketplace. The Company has concluded these unrealized losses are temporary in nature on the majority of this portfolio since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. Additionally, our investments are in subordinated positions that are in excess of current and expected cumulative loss positions.
     For the three-month period ended December 31, 2008, it was concluded that the Company would not recover the full outstanding principal on five bonds in our non-agency mortgage backed portfolio with a book value of $654.3 million whose fair value was $346.4 million. Under SFAS No. 115 (prior to the issuance by the Financial Accounting Standards Board (FASB) of the final staff position (FSP) FAS 115-2 and FAS 124-2), in the event that it is concluded that all of the investment securities principal cash flows will not be collected, a charge to earnings was required to write-down the investment to its fair market value even if the entity expected to collect principal cash flows in excess of this amount. As a result, Sovereign recorded a $307.9 million OTTI charge.
     In April 2009, the FASB issued three FSP’s intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 115-2 and FAS 124-2 changes existing impairment guidance under FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities (FAS 115) in the following significant ways:
•	For debt securities, the “ability and intent to hold” provision was eliminated, and impairment is now considered to be other than temporary if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its cost, or (iii) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). This new framework does not apply to equity securities (i.e., impaired equity securities will continue to be evaluated under previously existing guidance).
     The “probability” standard relating to the collectibility of cash flows is eliminated, and impairment is now considered to be other than temporary if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security (any such shortfall is referred to in FSP 115-2 as a “credit loss”).
•	If an entity intends to sell an impaired debt security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the impairment is other than temporary and should be recognized currently in earnings in an amount equal to the entire difference between fair value and amortized cost.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(3) INVESTMENT SECURITIES (continued)
•	If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other than temporary and should be separated into (i) the estimated amount relating to credit loss, and (ii) the amount relating to all other factors. Only the estimated credit loss amount is recognized currently in earnings, with the remainder of the loss amount recognized in other comprehensive income.
     Upon adoption of FSP FAS 115-2, an adjustment to reclassify the non-credit portion of any other-than-temporary impairments previously recorded through earnings to accumulated other comprehensive income for investments held as of the beginning of the interim period of adoption should be identified as a cumulative effect (e.g., a calendar-year entity adopting in its second quarter 2009 would calculate its cumulative-effect adjustment as of April 1, 2009). This adjustment should only be made if the entity does not intend to sell and more-likely-than-not will not be required to sell the security before recovery of its amortized cost basis (i.e., the impairment does not meet the new definition of other-than-temporary). The cumulative effect adjustment should be determined based on the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security as of the beginning of the interim period in which the FSP is adopted. The cumulative effect adjustment should include the related tax effects.
     FSP FAS 115-2 and FAS 124-2 were adopted by the Company for the quarter ended March 31, 2009. Upon adoption, a cumulative effect adjustment was recorded in the amount of $246 million to increase retained earnings, with an increase to unrealized losses in other comprehensive income of $158 million and a reduction to our deferred tax valuation allowance of $88 million. The increase to retained earnings represented the non-credit related impairment charge related to the non-agency mortgage backed securities discussed above.
     For the quarter ended March 31, 2009, Sovereign updated its assessment of the unrealized losses in its non-agency mortgage backed security portfolio and whether the losses were temporary in nature. Upon completion of this review, it was concluded that additional credit losses are expected on the five bonds which Sovereign recorded an OTTI charge at December 31, 2008 in the amount of $22.3 million. Finally, it was also determined in the first quarter of 2009 that the present value of the expected cash flows on three additional non-agency mortgage backed securities was less than their carrying value which resulted in an additional impairment of $20.5 million.
     Below is a rollforward of the anticipated credit losses on securities which Sovereign has recorded other than temporary impairment charges on through earnings and other comprehensive income. (in thousands).

December 31, 2008	$62,834
Additions for amount related to credit loss for which an OTTI was not previously recognized	20,504
Reductions for securities sold during the period	—
Reductions for increases in cash flows expected to be collected and recognized over the remaining life of security	—
Additional increases to credit losses for previously recognized OTTI charges when the entity does not intend to sell the security	22,287

Ending balance as March 31, 2009	$105,625

     Sovereign estimated the expected cash flows of its non-agency security portfolio with the assistance of a third party. Upon completion of this review at March 31, 2009, the Company concluded that the present value of the cash flows expected to be received on eight non-agency mortgage backed securities was less than its amortized cost basis.
     The eight bonds that have been determined to be other-than-temporarily impaired have a weighted average S&P credit rating of B+ at March 31, 2009. Each of these securities that Sovereign holds contains various levels of credit subordination. The underlying mortgage loans that comprise these investment securities were primarily originated in the years 2006 and 2007 and consist of 65.9% of jumbo mortgage loans and 71.8% of limited documentation loans. A summary of the key assumptions utilized to forecast future expected cash flows on the securities determined to have OTTI were as follows at March 31, 2009.

March 31, 2009
Loss severity	45%
Expected cumulative loss percentage	32.30%
Cumulative loss percentage to date	1.66%
Weighted average FICO	705
Weighted average LTV	72.1%

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(4) LOANS
     The following table presents the composition of the loans held for investment portfolio by type of loan and by fixed and adjustable rates at the dates indicated (dollars in thousands):

	March 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Commercial real estate loans (1)	$13,122,159	24.4%	$13,181,624	23.7%
Commercial and industrial loans	11,759,754	21.9	12,428,069	22.4
Multi-family loans	4,547,556	8.5	4,512,608	8.1
Other	1,547,670	2.9	1,650,824	3.0

Total commercial loans held for investment	30,977,139	57.7	31,773,125	57.2

Residential mortgages	10,666,460	19.9	11,103,279	20.0
Home equity loans and lines of credit	6,900,687	12.8	6,891,918	12.4

Total consumer loans secured by real estate	17,567,147	32.7	17,995,197	32.4

Auto loans	4,895,646	9.1	5,482,852	9.9
Other	283,731	0.5	290,725	0.5

Total consumer loans held for investment	22,746,524	42.3	23,768,774	42.8

Total loans held for investment (2)	$53,723,663	100.0%	$55,541,899	100.0%

Total loans held for investment with:
Fixed rate	$28,258,527	52.6%	$29,559,229	53.2%
Variable rate	25,465,136	47.4	25,982,670	46.8

Total loans held for investment (2)	$53,723,663	100.0%	$55,541,899	100.0%

(1)	Includes residential and commercial construction loans of $2.7 billion at both March 31, 2009 and December 31, 2008.

(2)	Total loans held for investment includes deferred loan origination costs, net of deferred loan fees and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net increase in loans of $19.8 million and $11.9 million at March 31, 2009 and December 31, 2008, respectively. Loans pledged as collateral totaled $43.3 billion and $42.7 billion at March 31, 2009 and December 31, 2008, respectively.
     The following table presents the composition of the loan held for sale portfolio by type of loan. Our entire loans held for sale portfolio have fixed rates (dollars in thousands):

	March 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Multi-family loans	$37,050	3.0%	$13,503	4.1%
Residential mortgages	1,184,166	97.0	313,829	95.9

Total loans held for sale	$1,221,216	100.0%	$327,332	100.0%

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(5) DEPOSIT PORTFOLIO COMPOSITION
     The following table presents the composition of deposits and other customer accounts at the dates indicated (dollars in thousands):

	March 31, 2009			December 31, 2008
			Weighted			Weighted
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate
Demand deposit accounts	$6,705,028	13.3%	—%	$6,684,232	13.8%	—%
NOW accounts	5,220,650	10.3	0.44	5,031,748	10.4	0.56
Money market accounts	11,696,088	23.2	1.54	10,483,151	21.6	2.39
Savings accounts	3,602,086	7.1	0.23	3,582,150	7.4	0.46
Certificates of deposit	13,809,369	27.3	3.23	13,559,146	28.0	3.37

Total retail and commercial deposits	41,033,221	81.2	1.60	39,340,427	81.2	1.91
Wholesale NOW accounts	10,969	0.0	1.00	67,213	0.2	2.27
Wholesale money market accounts	1,451,226	2.9	0.42	1,701,734	3.5	0.46
Wholesale certificates of deposit	3,685,594	7.3	3.19	3,004,958	6.2	3.54

Total wholesale deposits	5,147,789	10.2	2.41	4,773,905	9.9	2.43
Government deposits	2,743,493	5.4	0.84	2,633,859	5.4	1.01
Customer repurchase agreements	1,622,424	3.2	0.30	1,690,382	3.5	0.41

Total deposits	$50,546,927	100.0%	1.60%	$48,438,573	100.0%	1.86%

(6) BORROWINGS AND OTHER DEBT OBLIGATIONS
     The following table presents information regarding borrowings and other debt obligations at the dates indicated:

	March 31, 2009		December 31, 2008
		Effective		Effective
	Balance	Rate	Balance	Rate
Sovereign Bank borrowings and other debt obligations:
Fed funds purchased	$2,000,000	0.25%	$2,000,000	0.60%
FHLB advances	11,125,677	5.14	13,267,834	4.71
Reit preferred	148,100	9.39	147,961	14.10
Senior notes	1,345,113	3.92	1,344,702	3.92
Subordinated notes	1,656,104	5.86	1,653,684	5.87
Holding company borrowings and other debt obligations:
Senior notes	1,094,665	3.68	1,293,859	3.56
Junior subordinated debentures due to Capital Trust Entities	1,257,039	6.59	1,256,145	7.23

Total borrowings and other debt obligations	$18,626,698	4.64%	$20,964,185	4.51%

     On March 1, 2009, $200 million of floating rate senior notes with an interest rate of three month Libor plus 28 basis points matured. Additionally, during the three-month period ended March 31, 2009, the Company retired $1.4 billion of advances from the FHLB incurring prepayment penalties of $68.7 million. This decision was made to reduce interest expense in future periods since the advances were at above market interest rates due to the current low rate environment.

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
     Fair Value Hedges. Sovereign has entered into pay-variable, receive-fixed interest rate swaps to hedge changes in fair values of certain brokered certificates of deposits and certain debt obligations. For the three-month periods ended March 31, 2009 and 2008, income of $2.0 million and expense of $2.0 million, respectively, were recorded in earnings associated with hedge ineffectiveness.
     Cash Flow Hedges. Sovereign hedges exposures to changes in cash flows associated with forecasted interest payments on variable-rate liabilities, through the use of pay-fixed, receive variable interest rate swaps. The last of the hedges is scheduled to expire in January 2016. For the three months ended March 31, 2009 and 2008, no hedge ineffectiveness was required to be recognized in earnings associated with cash flow hedges. During the three months ended March 31, 2009 and 2008, $8.7 million and $3.1 million of losses deferred in accumulated other comprehensive income were recorded as interest expense as a result of discontinuance of cash flow hedges for which the forecasted transaction was probable of occurring. As of March 31, 2009, Sovereign expects approximately $119.7 million of the deferred net after-tax loss on derivative instruments included in accumulated other comprehensive income to be reclassified to earnings during the next twelve months. The effective portion of gains and losses on derivative instruments designated as cash flow hedges recorded in other comprehensive income and reclassified into earnings resulted in a decrease of $63.2 million to interest expense for the three-month period ended March 31, 2009. The effective portion of the unrealized loss recognized in other comprehensive income on cash flow hedges was $29.7 million for the three-month period ended March 31, 2009.
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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(7) DERIVATIVES (continued)
     Shown below is a summary of the derivatives designated as hedges under SFAS No. 133 at March 31, 2009 and December 31, 2008 (dollars in thousands):

	Notional			Receive	Pay	Life
	Amount	Asset	Liability	Rate	Rate	(Years)
March 31, 2009
Fair value hedges:
Receive fixed — pay variable interest rate swaps	$660,000	$995	$6,201	6.05%	4.57%	7.7
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	6,150,000	—	320,258	1.24%	5.14%	1.4

Total derivatives used in SFAS 133 hedging relationships	$6,810,000	$995	$326,459	1.71%	5.08%	2.0

December 31, 2008
Fair value hedges:
Receive fixed — pay variable interest rate swaps	$678,000	$6,262	$369	6.02%	5.02%	7.7
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	6,800,000	4,154	357,969	2.45%	5.13%	1.5

Total derivatives used in SFAS 133 hedging relationships	$7,478,000	$10,416	$358,338	2.77%	5.12%	2.1

Summary information regarding other derivative activities at March 31, 2009 and December 31, 2008 follows (in thousands):

	March 31,	December 31,
	2009	2008
	Asset	Asset
	(Liability)	(Liability)
Mortgage banking derivatives:
Forward commitments to sell loans	$(22,002)	$(9,598)
Interest rate lock commitments	11,969	8,573

Total mortgage banking risk management	(10,033)	(1,025)

Swaps receive fixed	462,443	511,581
Swaps pay fixed	(431,142)	(478,398)
Market value hedge	(247)	(134)

Net customer related interest rate hedges	31,054	33,049

Precious metals forward sale agreements	(2,595)	(1,227)
Precious metals forward purchase arrangements	2,595	1,227
Foreign exchange contracts	5,779	7,736

Total	$26,800	$39,760

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(7) DERIVATIVES (continued)
     The following financial statement line items were impacted by Sovereign’s derivative activity as of and for the three months ended March 31, 2009:

	Balance Sheet Effect at	Income Statement Effect For The Three Months Ended
Derivative Activity	March 31, 2009	March 31, 2009
Fair value hedges:
Receive fixed-pay variable interest rate swaps	Increase to CDs of $0.6 million and increases to other assets and other liabilities of $1.0 million and $6.2 million, respectively.	Increase in net interest income of $0.6 million.

Cash flow hedges:
Pay fixed-receive floating interest rate swaps	Increase to other liabilities and deferred taxes of $320.3 million and $116.9 million, respectively, and a decrease to stockholders’ equity of $203.4 million.	Decrease in net interest income of $53.8 million.

Other hedges:
Forward commitments to sell loans	Increase to other liabilities of $22.0 million.	Decrease in mortgage banking revenues of $12.4 million.

Interest rate lock commitments	Increase to mortgage loans of $12.0 million.	Increase in mortgage banking revenues of $3.4 million.

Net customer related hedges	Increase to other assets of $31.1million.	Decrease in capital markets revenue of $2.0 million.

Foreign exchange	Increase to other assets of $5.8 million.	Decrease in commercial banking fees of $2.0 million.
     The following financial statement line items were impacted by Sovereign’s derivative activity as of December 31, 2008 and for the three months ended March 31, 2008:

	Balance Sheet Effect at	Income Statement Effect For The Three Months Ended
Derivative Activity	December 31, 2008	March 31, 2008
Fair value hedges:
Receive fixed-pay variable interest rate swaps	Increases to borrowings, CDs, other assets, and other liabilities of $6.1 million, $1.4 million, $6.3 million and $0.4 million, respectively.	Increase in net interest income of $4.0 million.

Cash flow hedges:
Pay fixed-receive floating interest rate swaps	Increases to other assets, other liabilities, and deferred taxes of $4.2 million, $358.0 million, and $129.1 million, respectively and a net decrease to stockholders’ equity of $224.7 million.	Decrease in net interest income of $15.8 million.

Other hedges:
Forward commitments to sell loans	Increase to other liabilities of $9.6 million.	Increase in mortgage banking revenues of $0.4 million.

Interest rate lock commitments	Increase to mortgage loans of $8.6 million.	Increase in mortgage banking revenues of $1.4 million.

Net customer related hedges	Increase to other assets of $33.0 million.	Increase in capital markets revenue of $3.4 million.

Forward commitments and forward settlement arrangements on precious metals	Increase to other liabilities of $0 million.	Increase in commercial banking fees of $1.2 million.

Foreign exchange	Increase to other assets of $7.7 million.	Decrease in commercial banking revenues of $0.7 million.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(8) COMPREHENSIVE (LOSS)/INCOME
     The following table presents the components of comprehensive income, net of related tax, for the periods indicated (in thousands):

	Three-Month Period
	Ended March 31,
	2009	2008
Net (loss)/income	$(817,291)	$100,135
Adoption of FSP 115-2 and FAS 124-2	88,190	—
Change in accumulated losses on cash flow hedge derivative financial instruments, net of tax	30,759	(124,042)
Change in unrealized gains/(losses) on investment securities available-for-sale, net of tax	(9,755)	(292,343)
Less reclassification adjustment, net of tax:
Derivative instruments	(5,516)	(2,025)
Pensions	(796)	(125)
Investments available-for-sale	(50,667)	9,188

Comprehensive (loss)/income	$(651,118)	$(323,288)

     Accumulated other comprehensive (loss)/income, net of related tax, consisted of net unrealized losses on securities of $622.9 million (which includes $346.4 million on securities for which OTTI charges have been previously recognized in earnings), net accumulated losses on unfunded pension liabilities of $20.2 million and net accumulated losses on derivatives of $222.5 million at March 31, 2009 and net unrealized losses on securities of $506.0 million, net accumulated losses on unfunded pension liabilities of $21.0 million and net accumulated losses on derivatives of $258.8 million at December 31, 2008.
(9) MORTGAGE SERVICING RIGHTS
     At March 31, 2009 and December 31, 2008, Sovereign serviced residential real estate loans for the benefit of others totaling $13.2 billion and $13.1 billion, respectively. The fair value of the servicing portfolio at March 31, 2009 and December 31, 2008 was $102.5 million and $113.2 million, respectively. For the quarter ended March 31, 2009, Sovereign recorded a $14.1 million impairment charge on our mortgage servicing rights due to a reduction in interest rates which resulted in higher expected prepayments on our mortgages reducing the value of our servicing rights. The following table presents a summary of the activity of the asset established for Sovereign’s residential mortgage servicing rights (in thousands).

Gross balance as of December 31, 2008	$161,288
Mortgage servicing assets recognized	18,140
Amortization	(14,626)

Gross balance at March 31, 2009	164,802
Valuation allowance	(62,929)

Balance as March 31, 2009	$101,873

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

	March 31, 2009	December 31, 2008	March 31, 2008
CPR speed	32.44%	29.65%	20.64%
Escrow credit spread	4.01%	4.35%	4.94%

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(9) MORTGAGE SERVICING RIGHTS (continued)
     A valuation allowance is established for the excess of the cost of each residential mortgage servicing asset stratum over its estimated fair value. Activity in the valuation allowance for mortgage servicing rights for the three months ended March 31, 2009 consisted of the following (in thousands):

Balance as of December 31, 2008	$48,815
Increase in valuation allowance for mortgage servicing rights	14,114

Balance as March 31, 2009	$62,929

     Sovereign also originates and sells multi-family loans in the secondary market to Fannie Mae while retaining servicing. At March 31, 2009 and December 31, 2008, Sovereign serviced $13.1 billion and $13.0 billion of loans for Fannie Mae and as a result has recorded servicing assets of $9.5 million and $14.7 million, respectively. Sovereign recorded servicing asset amortization of $2.2 million and $1.7 million related to the multi-family loans sold to Fannie Mae for the three-months ended March 31, 2009 and March 31, 2008. Sovereign recognized servicing assets of $0.5 million during the first three months of 2009. Additionally, due to lower escrow credit rate assumptions and increased prepayment speed assumptions since year-end, Sovereign has recorded a multi-family servicing right net impairment charge of $3.5 million for the three-month period ended March 31, 2009 compared to $4.9 million for the corresponding period in the prior year.
     Sovereign had (losses)/gains on the sale of mortgage loans, multi-family loans and home equity loans of $(38.5) million for the three-month period ended March 31, 2009, compared with $13.2 million for the corresponding period ended March 31, 2008. The three-month period ended March 31, 2009 included a $48.1 million charge to increase our recourse reserves associated with the sales of multifamily loans to Fannie Mae. This increase was due to higher loss rate assumptions due to the deteriorating economic environment and as a result, Sovereign now has recourse reserves of $80.0 million associated with multi-family loans sold to Fannie Mae.
(10) BUSINESS SEGMENT INFORMATION
     The following tables present certain information regarding the Company’s segments (in thousands). Prior periods have been reclassified to conform to the current presentation.

	Retail	Corporate
For the three-month period ended	Banking	Specialty	Commercial
March 31, 2009	Division	Group	Lending	Other (3)	Total

Net interest income/(expense)	$192,303	$90,527	$111,175	$(84,937)	$309,068
Fees and other income	93,198	(40,452)	20,796	17,060	90,602
Provision for credit losses	69,691	191,415	243,894	—	505,000
General and administrative expenses	248,854	42,004	48,623	10,697	350,178
Depreciation/amortization	10,385	17,717	434	31,787	60,323
Income/(loss) before income taxes(1) (3)	(55,620)	(183,525)	(160,678)	(418,210)	(818,033)
Intersegment revenue/(expense) (2)	296,511	(286,928)	(103,895)	94,312	—
Total average assets	$7,312,001	$28,750,759	$20,400,967	$19,714,572	$76,178,299

	Retail	Corporate
For the three-month period ended	Banking	Specialty	Commercial
March 31, 2008	Division	Group	Lending	Other	Total

Net interest income/(expense)	$249,173	$95,266	$126,912	$5,619	$476,970
Fees and other income	91,446	7,296	37,197	21,686	157,625
Provision for credit losses	15,088	78,924	40,988	—	135,000
General and administrative expenses	265,562	44,232	48,535	(8,758)	349,571
Depreciation/amortization	10,765	9,284	736	38,068	58,853
Income/(loss) before income taxes(1)	51,883	(20,731)	74,488	16,575	122,215
Intersegment revenue/(expense) (2)	420,997	(348,385)	(217,088)	144,476	—
Total average assets	$6,590,859	$30,999,613	$22,119,233	$21,220,983	$80,930,688

(1)	Included in fees and other income in the Corporate Specialty Group are $14.1 million and $18.7 million residential mortgage servicing right impairment charges that were recorded in the first quarter of 2009 and 2008, respectively. Additionally, the first quarter of 2009 includes a charge of $48.1 million associated with increasing multi-family recourse reserves for loans sold to Fannie Mae.

(2)	Intersegment revenue/(expense) represent charges or credits for funds used or provided by each of the segments and are included in net interest income.

(3)	Included in Other in 2009 were OTTI charges of $36.9 million on FNMA and FHLMC preferred stock and an OTTI charge of $42.8 million on non-agency mortgage backed securities. Results also included net merger, restructuring, severance and debt extinguishment charges of $233.3 million.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(11) INCOME TAXES
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
     Items considered in this evaluation include historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earning trends and the timing of reversals of temporary differences. The evaluation is based on current tax laws as well as expectations of future performance.
     SFAS No. 109 suggests that additional scrutiny should be given to deferred tax assets of an entity with cumulative pre-tax losses during the three most recent years and is widely considered significant negative evidence that is objective and verifiable and therefore, difficult to overcome. During the three years ended December 31, 2008, we had cumulative pre-tax losses and considered this factor in our analysis of deferred tax assets at year-end. Additionally, based the continued economic uncertainty that existed at that time, it was determined that it was probable that the Company would not generate significant pre-tax income in the near term on a stand-alone basis. (i.e. Management did not consider the potential economic benefits associated with our transaction with Santander in accordance with U.S. generally accepted accounting principles). As a result of these facts, Sovereign recorded a $1.43 billion valuation allowance against its deferred tax assets for the year-ended December 31, 2008.
     During the three-month period ended March 31, 2009, Sovereign reported a pretax loss of $818 million, due to an elevated provision for credit losses, as well as significant restructuring and transaction costs associated with the acquisition of Sovereign by Santander which closed on January 30, 2009. Sovereign did not benefit its pretax loss that was incurred in the first quarter (which resulted in an increase to the valuation allowance for deferred taxes of $258.6 million) given the significant loss incurred for the current quarter, as well as in prior years. The Company will continue to evaluate the need for its valuation allowance against deferred taxes in future periods.
     At March 31, 2009, Sovereign had net unrecognized tax benefit reserves related to uncertain tax positions of $85.3 million, which represents the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)
Gross unrecognized tax benefits at December 31, 2008	$105,705
Additions based on tax positions related to the current year	748
Additions based on tax positions related to prior years	377
Settlements	(900)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(2,477)

Gross unrecognized tax benefits at March 31, 2009	103,453
Less: Federal, state and local income tax benefits	18,183

Total unrecognized tax benefits that, if recognized, would impact the effective income tax rate as of March 31, 2009	$85,270

     Sovereign recognizes penalties and interest accrued related to unrecognized tax benefits within income tax expense on the Consolidated Statement of Operations. During the three-month period ended March 31, 2009, Sovereign recognized a decrease of approximately $0.9 million in interest and penalties compared to a $1.3 million increase for the corresponding period in the prior year. Included in gross unrecognized tax benefits at March 31, 2009 was approximately $14.0 million for the potential payment of interest and penalties.
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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(11) INCOME TAXES (continued)
     Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. Sovereign reviews its tax balances quarterly and as new information becomes available, the balances are adjusted, as appropriate. The Company is subject to ongoing tax examinations and assessments in various jurisdictions. The Internal Revenue Service (the “IRS”) recently examined the Company’s federal income tax returns for the years 2002 through 2005. The IRS completed this review in 2008. Included in this examination cycle are two separate financing transactions with an international bank totaling $1.2 billion. As a result of these transactions, Sovereign was subject to foreign taxes of $154.0 million during the years 2003 through 2005 and claimed a corresponding foreign tax credit for foreign taxes paid during those years. In 2006 and 2007, Sovereign was subject to an additional $87.6 million and $22.5 million, respectively, of foreign taxes related to these financing transactions and claimed a corresponding foreign tax credit. The IRS issued a notification of adjustment disallowing the foreign tax credits taken in 2003-2005 in the amount of $154.0 million related to these transactions; disallowing deductions for issuance costs and interest expense related to the transaction which would result in an additional tax liability of $24.9 million and assessed interest and potential penalties, the combined amount of which totaled approximately $71.0 million. Sovereign has paid the additional tax due resulting from the IRS’ adjustments, as well as the assessed interest and penalties and is now going through the IRS administrative process to challenge the adjustments and to obtain a refund of the amounts paid. In addition, the IRS has commenced its audit for the years 2006 and 2007. We expect that in the future the IRS will propose to disallow the foreign tax credits and deductions taken in 2006 and 2007 of $87.6 million and $22.5 million, respectively; disallow deductions for issuance costs and interest expense which would result in an additional tax liability of $37.1 million; and to assess interest and penalties. Sovereign expects that it will need to litigate this matter with the IRS. Sovereign continues to believe that it is entitled to claim these foreign tax credits taken with respect to the transactions and also continues to believe it is entitled to tax deductions for the related issuance costs and interest deductions. Sovereign also believes that its recorded tax reserves for its position of $57.6 million adequately provides for any potential exposure to the IRS related to these items. However, as the Company continues to go through the IRS administrative process, and if necessary litigation, we will continue to evaluate the appropriate tax reserve levels for this position and any changes made to the tax reserves may materially affect Sovereign’s income tax provision, net income and regulatory capital in future periods.
(12) RELATED PARTY TRANSACTIONS
     The Company is engaged in certain activities with a mortgage broker due to its acquisition of Independence. This broker is deemed to be a “related party” of the Company as such term is defined in SFAS No. 57 since Sovereign has a 35% minority equity investment in it. This mortgage broker refers and receives fees from borrowers seeking financing of their multi-family and/or commercial real estate loans to Sovereign as well as to numerous other financial institutions. Additionally, substantially all of Sovereign’s multi-family loan originations are obtained via our relationship with this broker. Sovereign recognized a loss on the sales of multi-family loans of $50.1 million for the three-month period ended March 31, 2009 due to the previously mentioned increases to recourse reserves on loans sold to Fannie Mae, compared to a gain of $9.2 million in for the three-month period ended March 31, 2008.
     In March 2009, Sovereign Bancorp, parent company of Sovereign Bank, issued to Santander, parent company of Sovereign Bancorp, 72,000 shares of Sovereign’s Series D Non-Cumulative Perpetual Convertible Preferred Stock, without par value (the “Series D Preferred Stock”), having a liquidation amount per share equal to $25,000, for a total price of $1.8 billion. The Series D Preferred Stock pays non-cumulative dividends at a rate of 10% per year. Sovereign may not redeem the Series D Preferred Stock during the first five years. The Series D Preferred Stock is generally non-voting. Each share of Series D Preferred Stock is convertible into 100 shares of common stock, without par value, of Sovereign. Sovereign contributed the proceeds from this offering to Sovereign Bank in order to increase the Bank’s regulatory capital ratios.
     Sovereign has $2.03 billion of public securities that consists of various senior note obligations, trust preferred security obligations and preferred stock issuances. Santander has purchased approximately 26% of these securities in the open market as of March 31, 2009.
     In 2006, Santander extended a total of $425 million in unsecured lines of credit to Sovereign Bank for federal funds and Eurodollar borrowings and for the confirmation of standby letters of credit issued by Sovereign Bank. This line is at a market rate and in the ordinary course of business and can be cancelled by either Sovereign or Santander at any time and can be replaced by Sovereign at any time. In the first quarter of 2009, this line was increased to $2.5 billion. During the three months ended March 31, 2009 and 2008, respectively, the average balance outstanding under these commitments was $100.2 million and $98.7 million. As of March 31, 2009, there was no outstanding balance on the unsecured lines of credit for federal funds and Eurodollar borrowings. Sovereign Bank paid approximately $1.3 million in fees to Santander in the three month period ended March 31, 2009 in connection with these commitments compared to $0.3 million in fees in the corresponding period in the prior year.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(13) FAIR VALUE
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
     Sovereign’s residential loan held for sale portfolio had an aggregate fair value of $1.2 billion at March 31, 2009. The contractual principal amount of these loans totaled $1.2 billion. The difference in fair value compared to the principal balance was $27.7 million which was recorded in mortgage banking revenues during the three-month period ended March 31, 2009. Substantially all of these loans are current and none are in non-accrual status. Interest income on these loans is credited to interest income as earned. The fair value of these loans is estimated based upon the anticipated exit price for these loans in the secondary market to agency buyers such as Fannie Mae and Freddie Mac. Practically our entire residential loans held for sale portfolio is sold to these two agencies.
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
     Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that the majority of its derivative valuations are classified in Level 2 of the fair value hierarchy.
     When estimating the fair value of its loans held for sale portfolio, interest rates and general conditions in the principal markets for the loans are the most significant underlying variables that will drive changes in the fair values of the loans, not borrower-specific credit risk since substantially all of the loans are current.
     The following table presents the assets that are measured at fair value on a recurring basis by level within the fair value hierarchy as reported on the consolidated balance sheet at March 31, 2009. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands).

	Fair Value Measurements at Reporting Date Using:
	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable Inputs	Unobservable Inputs	Balance at
	Assets (Level 1)	(Level 2)	(Level 3)	March 31, 2009
Assets:
US Treasury and government agency securities	$—	$242,681	$—	$242,681
Debentures of FHLB, FNMA and FHLMC	—	4,271,230	—	4,271,230
Corporate debt and asset-backed securities	—	52,242	40,206	92,448
Equity securities	—	16,840	10,401	27,241
State and municipal securities	—	1,689,181	—	1,689,181
Mortgage backed securities	—	760,721	1,604,736	2,365,457

Total investment securities available for sale	—	7,032,895	1,655,343	8,688,238
Loans held for sale	—	1,221,216	—	1,221,216
Derivatives	—	(310,632)	11,969	(298,663)
Mortgage servicing rights	—	—	111,877	111,877
Other assets	—	26,212	—	26,212

Total	$—	$7,969,692	$1,779,189	$9,748,881

     Sovereign’s Level 3 assets are primarily comprised of FNMA/FHLMC preferred stock and certain non-agency mortgage backed securities. These investments are thinly traded and, in certain instances, Sovereign is the sole investor in these securities. Sovereign evaluates prices from a third party pricing service, third party broker quotes for certain securities and from another independent third party valuation source to determine their estimated fair value. These quotes are benchmarked against similar securities that are more actively traded in order to assess the reasonableness of the estimated fair values. The fair market value estimates we assign to these securities assume liquidation in an orderly fashion and not under distressed circumstances. Due to the continued illiquidity and credit risk of certain securities, the market value of these securities is highly sensitive to assumption changes and market volatility.
     The table below presents the changes in our Level 3 balances since year-end (in thousands).

	Investments	Mortgage		Other
	Available for Sale	Servicing Rights	Derivatives	Assets	Total
Balance at December 31, 2008	$1,190,868	$127,811	$8,573	3,474	$1,330,726
Gains/(losses) in other comprehensive income	10,103	—	—	—	10,103
Gains/(losses) in earnings	(77,211)	(17,646)	3,396	—	(91,461)
Reclassification from Level 2	662,526	—	—	—	662,526
Additions	25	67,448	—	—	67,473
Repayments	(130,968)	—	—	(3,474)	(134,442)
Sales/Amortization	—	(65,736)	—	—	(65,736)

Balance at March 31, 2009	$1,655,343	$111,877	$11,969	—	$1,779,189

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(14) FAIR VALUE OF FINANCIAL INSTRUMENTS
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
     Accordingly, the aggregate fair value amounts presented below do not represent the underlying value to Sovereign (in thousands):

	March 31, 2009		December 31, 2008
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value

Financial Assets:
Cash and amounts due from depository institutions	$6,153,885	$6,153,885	$3,754,523	$3,754,523
Investment securities:
Available for sale	8,688,238	8,688,238	9,301,339	9,301,339
Other investments	705,690	705,690	718,711	718,711
Loans held for investment, net	52,379,183	49,972,717	54,439,146	51,832,061
Loans held for sale	1,221,216	1,221,216	327,332	327,332
Mortgage servicing rights	111,877	113,310	127,811	128,558
Mortgage banking forward commitments	(22,002)	(22,002)	(9,598)	(9,598)
Mortgage interest rate lock commitments	11,969	11,969	8,573	8,573
Financial Liabilities:
Deposits	50,546,927	50,605,988	48,438,573	48,906,511
Borrowings and other debt obligations	18,626,698	18,707,725	20,816,224	21,005,248
Interest rate derivative instruments	288,630	288,630	307,137	307,137
Precious metal forward sale agreements	(2,595)	(2,595)	(1,227)	(1,227)
Precious metal forward settlement arrangements	2,595	2,595	1,227	1,227
Unrecognized Financial Instruments:(1)
Commitments to extend credit	105,106	105,022	113,175	113,085

(1)	The amounts shown under “carrying value” represent accruals or deferred income arising from those unrecognized financial instruments.
     The following methods and assumptions were used to estimate the fair value of each class of financial instruments:
     Cash and amounts due from depository institutions and interest-earning deposits. For these short-term instruments, the carrying amount equals the fair value.
     Investment securities available for sale. Generally, the fair value of investment securities available for sale are based on a third party pricing service which utilizes matrix pricing on securities that actively trade in the marketplace. For investment securities that do not actively trade in the marketplace, (primarily our preferred stock in FNMA and FHLMC) fair value is obtained from third party broker quotes. For certain non-agency mortgage backed securities, Sovereign evaluates prices from a third party pricing service, third party broker quotes for certain securities and from another independent third party valuation source to determine their estimated fair value. These quotes are benchmarked against similar securities that are more actively traded in order to assess the reasonableness of the estimated fair values. The fair market value estimates we assign to these securities assume liquidation in an orderly fashion and not under distressed circumstances. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” changes in fair value are reflected in the carrying value of the asset and are shown as a separate component of stockholders’ equity.
     Loans. Fair value is estimated by discounting cash flows using estimated market discount rates at which similar loans would be made to borrowers and reflect similar credit ratings and interest rate risk for the same remaining maturities.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(14) FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)
     Mortgage servicing rights. The fair value of mortgage servicing rights is estimated using internal cash flow models. For additional discussion see Note 9.
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
(15) RECENT ACCOUNTING PRONOUNCEMENTS
     In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141R”). The new pronouncement requires the acquiring entity in a business combination to recognize only the assets acquired and liabilities assumed in a transaction (for example, acquisition costs must be expensed when incurred), establishes the fair value at the date of acquisition as the initial measurement for all assets acquired and liabilities assumed, including contingent consideration, and requires expanded disclosures. SFAS 141(R) is effective for fiscal years beginning after December 15, 2008. Early adoption was prohibited. As discussed in Note 2, Sovereign has continued to apply its historical basis of accounting in these stand-alone financial statements after being acquired by Santander. Therefore this pronouncement had no impact on Sovereign’s financial statements.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities intended to improve the transparency of financial reporting. Under SFAS 161, entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial statements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Sovereign adopted SFAS 161 effective January 1, 2009, and the disclosures required by this pronouncement are included in Note 7.
     In April 2009, the FASB issued three final Staff Positions (FSPs) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS 115-2 and FAS 124-2), FSP FAS 107-1 and ABP 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1 and ABP 28-1), and FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are not Orderly” (FSP FAS 157-4).

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(15) RECENT ACCOUNTING PRONOUNCEMENTS (continued)
     FSP FAS 115-2 and FAS 124-2, is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains at fair value. The FSP also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Sovereign elected to early adopt this FSP and the impact of its adoption and the disclosures required by the FSP are contained in Note 3.
     FSP FAS 107-1 and ABP 28-1, relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosures required by this statement are contained in Note 14.
     Finally FSP FAS 157-4, relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what Statement 157 states is the objective of fair value measurement which is to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The adoption of this statement had no impact on Sovereign’s financial position or results from operations.
(16) MERGER, RESTRUCTURING AND OTHER CHARGES, NET
     In connection with the Santander transaction, Sovereign recorded charges against its earnings for the three-month period ending March 31, 2009 for merger, restructuring and other expenses of $233.3 million pre-tax, which were comprised of the following (in thousands):

Severance	$72,694
Debt extinguishment	68,733
Restricted stock acceleration charges	45,037
Miscellaneous deal costs and other	46,844

Transaction related and integration charges	$233,308

     The status of the reserves related to merger, restructuring and other expenses is summarized as follows:

	Severance	Other	Total
Reserve balance at December 31, 2008	$17,416	$23,229	$40,645
Charge recorded in earnings	72,694	42,693	115,387
Payments	(63,960)	(38,281)	(102,241)

Reserve balance at March 31, 2009	$26,150	$27,641	$53,791

(17) SUBSEQUENT EVENT
     In late April, Sovereign announced a reduction in force that will result in the elimination of approximately 830 full time positions in order to streamline operations and improve the Company’s profitability. As a result of this action, Sovereign expects to record a severance charge of approximately $57.2 million in its statement of operations for the three-month period ended June 30, 2009.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
EXECUTIVE SUMMARY
     Sovereign, is a $78 billion financial institution as of March 31, 2009, with community banking offices, operations and team members located principally in Pennsylvania, Massachusetts, New Jersey, Connecticut, New Hampshire, New York, Rhode Island, and Maryland. Sovereign gathers substantially all of its deposits in these market areas. We use these deposits, as well as other financing sources, to fund our loan and investment portfolios. We earn interest income on our loans and investments. In addition, we generate non-interest income from a number of sources including deposit and loan services, sales of loans and investment securities, capital markets products and bank-owned life insurance. Our principal non-interest expenses include employee compensation and benefits, occupancy and facility-related costs, technology and other administrative expenses. Our volumes, and accordingly our financial results, are affected by the economic environment, including interest rates, consumer and business confidence and spending, as well as the competitive conditions within our geographic footprint. On January 30, 2009, Sovereign was acquired by Banco Santander, N.A. (“Santander”). We believe that the acquisition of the Company by Santander will further strengthen our financial position and enable us to continue to execute our strategy of focusing on our core retail and commercial customers in our geographic footprint.
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
     Following the acquisition by Santander, Sovereign is focused on four objectives:
1)	stabilizing our financial condition with respect to liquidity and capital;

2)	improving risk management and collections;

3)	improving our margins and efficiency; and

4)	reorganizing to align to Santander business models with a strong commercial focus.
     In order to enhance the Company’s capital position, on March 25, 2009, Sovereign issued 72,000 shares of preferred stock to Santander to raise proceeds of $1.8 billion. The preferred stock pays non-cumulative dividends of 10% per year. Each share of preferred stock is convertible into 100 shares of Sovereign common stock. Sovereign contributed the proceeds from this issuance to Sovereign Bank in order to strengthen the Bank’s regulatory capital ratios.
     As discussed in Note 3 and 15, on April 9, 2009, the Financial Accounting Standards Board (FASB) issued three final staff positions (“FSPs”) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” were adopted by the Company for the quarter ended March 31, 2009. Upon adoption, a cumulative effect adjustment was recorded in the amount of $246.1 million to increase retained earnings. The adjustment also increased other comprehensive losses by $157.9 million with the remaining difference reducing our valuation allowance on deferred taxes. The increase to retained earnings represented the non-credit related impairment charge related to the non-agency mortgage backed securities discussed above. Since losses within other comprehensive income on debt securities are added back to equity for regulatory capital calculations, this rule had a positive impact on Sovereign Bank’s capital ratios. As a result of the preferred stock issuance and the impact of the accounting change our capital ratios increased since year-end even though Sovereign reported a net loss of $817 million during the three month period ended March 31, 2009.
     Our Tier 1 leverage for Sovereign Bancorp was 7.28% at March 31, 2009 compared to 5.73% at December 31, 2008, respectively. The Bank’s total risk based capital ratio was 12.43% compared to 10.20% at December 31, 2008 and 10.24% a year ago. Our capital levels and ratios are in excess of the levels required to be considered well-capitalized. We continue to strengthen our balance sheet and position the Company for any further weakening in economic conditions by increasing the amount of loan loss reserves on our balance sheet. Reserves for credit losses as a percentage of total loans have increased to 2.76% at March 31, 2009 from 2.10% at December 31, 2008.
     In order to further improve our operating returns, we continue to focus on acquiring and retaining customers by demonstrating convenience through our locations, technology and business approach while offering innovative and easy-to-use products and services. In the first quarter of 2009, Sovereign formed a new management team which is comprised of several executives from Santander and certain legacy Sovereign executives. The new management team is in the process of reviewing Sovereign’s operating procedures and cost structure. We plan on making certain pricing changes to our loan and deposit portfolios, as well as an increased focus on cost controls to improve the Company’s profitability.

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
CURRENT INTEREST RATE ENVIRONMENT
     Net interest income represents a significant portion of the Company’s revenues. Accordingly, the interest rate environment has a substantial impact on Sovereign’s earnings. Sovereign currently is in a mildly liability sensitive interest rate risk position. During the first quarter of 2009, our net interest margin decreased to 1.96% from 2.84% in the first quarter of 2008. Our net interest margin has been impacted by decreases in interest rates which resulted in the yields decreasing on our variable rate commercial loans. However our funding costs have not decreased by a similar amount due to the growth in fixed rate time deposits and money market accounts that we experienced in the fourth quarter of 2008. Net interest margin in future periods will be impacted by several factors such as but not limited to, our ability to grow and retain core deposits, the future interest rate environment, loan and investment prepayment rates, and changes in non-accrual loans. See our discussion of Asset and Liability Management practices in a later section of this MD&A, including the estimated impact of changes in interest rates on Sovereign’s net interest income.
CREDIT RISK ENVIRONMENT
     The credit quality of our loan portfolio has a significant impact on our operating results. We have experienced significant deterioration in certain key credit quality performance indicators in recent periods which has continued in the first quarter of 2009. We had charge-offs of $155.7 million during the three months ended March 31, 2009 compared to $74.3 million during the corresponding period in the prior year. Our provision for credit losses was $505.0 million during the three months ended March 31, 2009 compared to $135.0 million during the corresponding period in the prior year. The increases were driven by deterioration in our consumer and commercial portfolios.
     During 2007, Sovereign expanded its indirect auto loan portfolio into the Southeastern and Southwestern United States (“out-of-market loans”). Sovereign originated $2.8 billion of out-of-market loans in 2007 at a weighted average yield of 8.04%. Effective January 31, 2008, Sovereign ceased originating new auto loans from these markets. We also strengthened our underwriting standards in the second half of 2007 on our entire auto loan portfolio. However, losses remained elevated on these portfolios in 2008 as the newly originated loans continue to season and the US economy entered into a recession. Sovereign decided to exit its in footprint indirect auto portfolio and ceased originating these loans in January 2009. For the three-month period ended March 31, 2009, net losses on our auto loan portfolio were $47.1 million compared to $42.8 million for the three months ending March 31, 2008. Continued deterioration in the economy of the regions where we extended these loans could have a significant adverse impact on the amount of credit losses we experience in future periods. At March 31, 2009, our total auto loan portfolio was $4.9 billion of which $1.7 billion consisted of loans originated in the Southeast and Southwest production offices. At March 31, 2009 our total allowance for loan losses for the auto portfolio was $167.9 million.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Conditions in the housing market have significantly impacted areas of our business. Certain segments of our consumer and commercial loan portfolios have exposure to the housing market. Sovereign had residential real estate loans totaling $11.9 billion at March 31, 2009 of which $2.6 billion is comprised of Alt-A (also known as limited documentation) residential loans. Although losses have been increasing since the first quarter of 2008, actual credit losses on these loans have been modest and totaled $5.7 million during the three-month period ended March 31, 2009 compared to $2.1 million for the corresponding period in the prior year. However, non-performing assets and past due loans have been increasing particularly for the Alt-A portion of the residential portfolio. The increased loss experience and asset quality trends led us to increase our allowances for our residential portfolio. Future performance of our residential loan portfolio will continue to be significantly influenced by home prices in the residential real estate market, unemployment and general economic conditions. Sovereign holds allowances of $99.2 million on its residential loan portfolio.
     The homebuilder industry also has been impacted by a decline in new home sales and a reduction in the value of residential real estate which has decreased the profitability and liquidity of these companies. Declines in real estate prices have been the most pronounced in certain states where previous increases were the largest, such as California, Florida and Nevada. Additionally, foreclosures have increased sharply in various other areas due to increasing levels of unemployment. Sovereign provided financing to various homebuilder companies which is included in our commercial loan portfolio. The Company has been working on de-emphasizing this loan portfolio which has resulted in it declining to $0.8 billion at March 31, 2009 compared to $1.0 billion a year ago. Approximately eighty five percent of these loans at March 31, 2009 are to builders in our geographic footprint which generally have had more stable economic conditions on a relative basis compared to the national economy. We continue to monitor this portfolio in future periods given recent market conditions and determine the impact, if any, on the allowance for loan losses related to these homebuilder loans.
     Sovereign also has $6.5 billion of home equity loans and lines of credit (excluding our correspondent home equity loans). Net charge-offs on these loans for the three-month period ended March 31, 2009 was $9.9 million compared to $5.4 million for the corresponding period in the prior year. This portfolio consists of loans with an average FICO at origination of 777 and an average loan to value of 57.8%. We have total allowances of $72.7 million for this loan portfolio at March 31, 2009.
     We have continued to experience increases in non-performing assets in our commercial lending, commercial real estate and multifamily loan portfolios as a result of worsening credit and economic conditions. Non-performing assets for these portfolios increased to $443.2 million, $556.6 million and $139.4 million at March 31, 2009 from $244.8 million, $319.6 million and $42.8 million at December 31, 2008. Net charge-offs on these portfolios for the three month period ended March 31, 2009 were $72.6 million, $5.6 million and $2.7 million compared to $11.8 million, $3.3 million and $0 for the corresponding period in the prior year. Given these changes, we increased our allowance for loan losses for these portfolios by approximately $34.9 million, $81.2 million and $43.6 million during the first quarter of 2009. We expect that the difficult housing environment as well as deteriorating economic conditions will continue to impact our commercial lending and commercial real estate portfolios which may result in elevated levels of provisions for credit losses in future periods.
RESULTS OF OPERATIONS
General
     Net (loss)/income was $(817.3) million for the three-month period ended March 31, 2009 as compared to $100.1 million for the three-month period ended March 31, 2008. Results for the first quarter of 2009 include a higher provision for credit losses compared with the corresponding periods in the prior year due to the slowing economic conditions and the deterioration in most categories of our loan portfolios as discussed above. The provision for credit losses has increased to $505.0 million in the three-month period ended March 31, 2009 compared to $135.0 million for the three-month period ended March 31, 2008.
     In connection with the transaction with Santander, Sovereign incurred merger-related and restructuring charges of $233.3 million. The majority of these costs related to change in control payments to certain executives and severance charges of $72.7 million, debt extinguishment charges of $68.7 million as well as restricted stock acceleration charges of $45.0 million. The Company also incurred fees of approximately $26 million to third parties to successfully close the transaction.
     Subsequent to the acquisition, the Company decided to prepay $1.4 billion of higher cost FHLB advances to lower funding costs in future periods and as a result incurred a debt extinguishment charge of $68.7 million. First quarter 2009 results also included investment security impairment charges of $79.7 million on our FNMA/FHLMC preferred stock portfolio and certain non-agency mortgage backed securities. See Note 3 for further details. Additionally, non-interest income was impacted by mortgage banking losses of $44.8 million as a result of servicing right impairment charges of $17.6 million as well as a $48.1 million charge to increase our recourse reserves associated with sales of multi-family loans to Fannie Mae.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
THREE-MONTH PERIOD ENDED MARCH 31, 2009 AND 2008
(in thousands)

	2009			2008
		Tax			Tax
	Average	Equivalent	Yield/	Average	Equivalent	Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
EARNING ASSETS
INVESTMENTS	$12,086,998	$100,468	3.33%	$13,034,150	$200,922	6.17%
LOANS:
Commercial loans	27,043,054	287,516	4.30%	27,108,494	422,410	6.26%
Multi-Family	4,538,867	63,946	5.66%	4,316,489	65,907	6.12%
Consumer loans
Residential mortgages	11,569,054	155,961	5.39%	13,272,189	187,088	5.64%
Home equity loans and lines of credit	6,919,015	78,508	4.60%	6,217,574	96,072	6.21%

Total consumer loans secured by real estate	18,488,069	234,469	5.10%	19,489,763	283,160	5.82%

Auto loans	5,198,255	88,065	6.87%	7,170,696	121,196	6.80%
Other	288,580	5,268	7.40%	314,006	6,404	8.20%

Total consumer	23,974,904	327,802	5.51%	26,974,465	410,760	6.11%

Total loans	55,556,825	679,264	4.93%	58,399,448	899,077	6.18%
Allowance for loan losses	(1,144,164)	—	—	(721,543)	—	—

NET LOANS	54,412,661	679,264	5.04%	57,677,905	899,077	6.26%

TOTAL EARNING ASSETS	66,499,659	779,732	4.72%	70,712,055	1,099,999	6.24%
Other assets	9,678,640	—	—	10,218,633	—	—

TOTAL ASSETS	$76,178,299	$779,732	4.12%	$80,930,688	$1,099,999	5.45%

FUNDING LIABILITIES
Deposits and other customer related accounts:
Retail and commercial deposits	$33,356,324	$181,560	2.21%	$32,028,952	$236,454	2.97%
Wholesale deposits	5,021,043	26,563	2.15%	3,891,442	32,597	3.37%
Government deposits	2,557,925	6,640	1.05%	3,819,399	30,337	3.19%
Customer repurchase agreements	1,648,713	1,635	0.40%	2,739,973	15,715	2.31%

TOTAL DEPOSITS	42,584,005	216,398	2.06%	42,479,766	315,103	2.98%

BORROWED FUNDS:
FHLB advances	12,122,630	160,489	5.33%	18,685,052	214,819	4.61%
Fed funds and repurchase agreements	1,379,056	1,389	0.41%	1,131,202	9,417	3.35%
Other borrowings	5,629,247	77,918	5.55%	3,772,220	59,860	6.36%

TOTAL BORROWED FUNDS	19,130,933	239,796	5.04%	23,588,474	284,096	4.83%

TOTAL FUNDING LIABILITIES	61,714,938	456,194	2.98%	66,068,240	599,199	3.64%
Demand deposit accounts	6,399,968	—	—	6,342,945	—	—
Other liabilities	2,400,130	—	—	1,575,453	—	—

TOTAL LIABILITIES	70,515,036	456,194	2.61%	73,986,638	599,199	3.25%
STOCKHOLDERS’ EQUITY	5,663,263	—	—	6,944,050	—	—

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,178,299	456,194	2.42%	$80,930,688	599,199	2.97%

NET INTEREST INCOME		$323,538			$500,800

NET INTEREST SPREAD (1)			1.74%			2.60%

NET INTEREST MARGIN (2)			1.96%			2.84%

(1)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(2)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Net Interest Income
     Net interest income for the three-month period ended March 31, 2009 was $309.1 million compared to $477.0 million for the same period in 2008. The decrease in net interest income was due to a decline in net interest margin for the three-month period ended March 31, 2009 to 1.96% compared to the corresponding period in the prior year of 2.84%. The reason for the decrease has been due to an investment restructuring in the third quarter of 2008, a rise in non-performing assets, and the elimination of dividends received on our FNMA/FHLMC preferred stock and FHLB stock. Additionally, recent deposit growth has been in higher cost CD and money market categories. Management expects to reprice its money market portfolio and its higher cost CDs will mature over the next several quarters which should help improve the Company’s net interest margin.
     Interest on investment securities and interest earning deposits was $89.6 million for the three-month period ended March 31, 2009, compared to $180.9 million for the same period in 2008. The average balance of investment securities was $12.1 billion with an average tax equivalent yield of 3.33% for the three-month period ended March 31, 2009 compared to an average balance of $13.0 billion with an average yield of 6.17% for the same period in 2008. The elimination of dividends by the FHFA on our Fannie Mae and Freddie Mac perpetual preferred stock and on FHLB stock has negatively impacted investment yields. Additionally, during the third quarter of 2008, we shortened the duration of our investment portfolio in order to mitigate the impact of interest rate changes on the market value of our balance sheet. Sovereign sold $4.2 billion of longer duration mortgage backed securities and $0.5 billion of longer duration municipal securities for a gain of $29.5 million. We reinvested $3.5 billion of these securities in shorter duration agency securities.
     Interest on loans was $675.7 million for the three-month period ended March 31, 2009, compared to $895.3 million for the three-month period in 2008. The average balance of loans was $55.6 billion with an average yield of 4.93% for the three-month period ended March 31, 2009 compared to an average balance of $58.4 billion with an average yield of 6.18% for the same period in 2008. Commercial loan yields have decreased 196 basis points due to the decline in short-term interest rates which has decreased the yields on our variable rate loan products. Average residential mortgages decreased $1.7 billion due to our desire to sell more production to lower our on balance sheet portfolio. Average balances of auto loans decreased to $5.2 billion from $7.2 billion due to our decision to cease originating this loan product in the prior year due to higher than anticipated credit losses.
     Interest on deposits and related customer accounts was $216.4 million for the three-month period ended March 31, 2009, compared to $315.1 million for the same period in 2008. The average balance of deposits was $42.6 billion with an average cost of 2.06% for the three-month period ended March 31, 2009 compared to an average balance of $42.5 billion with an average cost of 2.98% for the same period in 2008. The average balance of non-interest bearing demand deposits increased from $6.3 billion in 2008 to $6.4 billion in 2009.
     Interest on borrowed funds was $239.8 million for the three-month period ended March 31, 2009, compared to $284.1 million for the same period in 2008. The average balance of borrowings was $19.1 billion with an average cost of 5.04% for the three-month period ended March 31, 2009 compared to an average balance of $23.6 billion with an average cost of 4.83% for the same period in 2008. The decrease in average cost has been due to a reduction in market interest rates.
Provision for Credit Losses
     The provision for credit losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for credit losses for the three-month period ended March 31, 2009 was $505.0 million, compared to $135.0 million for the same period in 2008. The significant increase in provision for credit losses was driven by an increase in non-accrual loans which increased $1.2 billion from $417.5 million in the first quarter of 2008. The increase in non-accruals occurred primarily in our residential and commercial loan portfolios.
     As a result of the deterioration in the credit quality of our loan portfolio, Sovereign has significantly increased its reserve levels on its loan portfolios. Our reserve for credit losses as a percentage of total loans has increased to 2.76% from 2.10% at December 31, 2008. Although, we believe current levels of reserves are adequate to cover the inherent losses for these loans, future changes in housing values, interest rates and economic conditions could impact the provision for credit losses for these loans in future periods.
     Weakening credit conditions increased charge-offs for the three-month period ended March 31, 2009 to $155.7 million, compared to $74.3 million for the corresponding period in the prior year. This equates to annualized net loan charge-off to average loan ratios of 1.12% for the three-month period ended March 31, 2009 compared to 0.51% for the comparable period in the prior year.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Non-performing assets were $1.7 billion or 2.19% of total assets at March 31, 2009, compared to $985.4 million or 1.28% of total assets at December 31, 2008 and $484.4 million or 0.59% of total assets at March 31, 2008. The increase since year-end was primarily driven by our residential, commercial real estate, multi-family and commercial and industrial loan portfolios. We factored in these increases when establishing our loan loss reserves at March 31, 2009 and it was one of the factors that caused our provision for credit losses to be elevated over the past few quarters. Management regularly evaluates Sovereign’s loan portfolios, and its allowance for loan losses, and adjusts the loan loss allowance as deemed necessary.
     The following table presents the activity in the allowance for credit losses for the periods indicated (in thousands):

	Three-Month Period Ended
	March 31,
	2009	2008
Allowance for loan losses, beginning of period	$1,102,753	$709,444

Charge-offs:
Commercial	83,855	17,523
Consumer secured by real estate	25,814	16,119
Consumer not secured by real estate	74,462	66,586

Total Charge-offs	184,131	100,228

Recoveries:
Commercial	2,976	2,395
Consumer secured by real estate	2,401	1,901
Consumer not secured by real estate	23,100	21,636

Total Recoveries	28,477	25,932

Charge-offs, net of recoveries	155,654	74,296
Provision for loan losses (1)	397,381	140,293

Allowance for loan losses, end of period	1,344,480	775,441

Reserve for unfunded lending commitments, beginning of period	65,162	28,301
Provision for unfunded lending commitments (1)	107,618	(5,293)
Reserve for unfunded lending commitments, end of period	172,780	23,008

Total Allowance for credit losses	$1,517,260	$798,449

(1)	Sovereign defines the provision for credit losses on the consolidated statement of operations as the sum of the total provision for loan losses and provision for unfunded lending commitments.
Non-Interest (Loss)/Income
     Total non-interest income was $12.9 million for the three-month period ended March 31, 2009, compared to $171.8 million for the same period in 2008. The three-month period ended March 31, 2009 includes an OTTI charge of $36.9 million on FNMA and FHLMC preferred stock and a $42.8 million OTTI charge on our non-agency mortgage backed securities. It also includes an increase to recourse reserves on multifamily loans sales of $48.1 million.
     Consumer banking fees were $73.8 million for the three-month period ended March 31, 2009, compared to $73.2 million for the same period in 2008, representing a 0.7% increase. The increase for the three-month period ended March 31, 2009 is due primarily to growth in deposit fees to $58.2 million, compared to $57.0 million for the corresponding period in the prior year due to certain pricing changes on deposit products.
     Commercial banking fees were $46.1 million for the three-month period ended March 31, 2009, compared to $54.4 million for the same period in 2008, representing a decrease of 15.3%. Commercial banking fees for the three-month period ended March 31, 2009 include charges of $6.4 million to increase reserves associated with customer swap receivables from our capital markets group. Additionally, the Company has experienced a decline of $7.8 million on precious metal fees due to our decision to deemphasize this business to focus on relationships within our core markets.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Net mortgage banking income was composed of the following components (in thousands):

	Three months ended March 31,
	2009	2008
Sales of mortgage loans and related securities	$11,636	$3,977
Net gains under SFAS 133	14,918	1,370
Mortgage servicing fees	13,209	11,917
Amortization of mortgage servicing rights	(16,818)	(8,069)
Residential mortgage servicing rights impairments	(14,114)	(18,703)
Sales and changes to recourse reserves of multi-family loans	(50,143)	9,231
(Impairments) to multi-family mortgage servicing rights	(3,531)	(4,856)

Total mortgage banking losses	$(44,843)	$(5,133)

     Mortgage banking losses consists of fees associated with servicing loans not held by Sovereign, as well as amortization and changes in the fair value of mortgage servicing rights and recourse reserves. Mortgage banking results also include gains or losses on the sales of mortgage, home equity loans and lines of credit and multi-family loans and mortgage-backed securities that were related to loans originated or purchased and held by Sovereign, as well as gains or losses on mortgage banking derivative and hedging transactions. Mortgage banking derivative instruments include principally interest rate lock commitments and forward sale commitments.
     In the first quarter of 2009, Sovereign recorded (losses)/gains on the sale of multi-family loans of $(50.1) million on $173.2 million of multi-family loans compared to gains of $9.2 million on the sale of $1.0 billion of loans for the corresponding period in the prior year. The loss on the sale of multi-family loans for the first quarter of 2009 includes a charge of $48.1 million related to increasing recourse reserves on multi-family loans sold to Fannie Mae. A portion of this increase related to one credit that was required to be repurchased from Fannie Mae which resulted in a charge of $10.0 million. The remaining increase in our recourse reserves was due to additional reserves established for the multi-family portfolio due to the weakening economic conditions. In the first quarter of 2009, Sovereign recorded gains on the sale of mortgage loans of $11.6 million on $1.2 billion of mortgage loans compared to gains of $4.0 million on $909.1 million of loans for the corresponding period in the prior year.
     At March 31, 2009, Sovereign serviced approximately $13.2 billion of residential mortgage loans for others and our net mortgage servicing asset was $101.9 million, compared to $13.1 billion of loans serviced for others and a net mortgage servicing asset of $112.5 million at December 31, 2008. For the quarter ended March 31, 2009, Sovereign recorded a $14.1 million impairment charge on our mortgage servicing rights due to a reduction in interest rates which resulted in higher expected prepayments on our mortgages reducing the value of our servicing rights. The most important assumptions in the valuation of mortgage servicing rights are anticipated loan prepayment rates (CPR speed) and the positive spread we receive on holding escrow related balances. Increases in prepayment speeds (which are generally driven by lower long term interest rates) result in lower valuations of mortgage servicing rights, while lower prepayment speeds result in higher valuations. The escrow related credit spread is the estimated reinvestment yield earned on the serviced loan escrow deposits. Increases in escrow related credit spreads result in higher valuations of mortgage servicing rights while lower spreads result in lower valuations. For each of these items, Sovereign must make market assumptions based on future expectations. All of the assumptions are based on standards that we believe would be utilized by market participants in valuing mortgage servicing rights and are consistently derived and/or benchmarked against independent public sources. Additionally, an independent appraisal of the fair value of our mortgage servicing rights is obtained at least annually and is used by management to evaluate the reasonableness of our discounted cash flow model. Future changes to prepayment speeds may cause significant future charges or recoveries of previous impairments in future periods.
     Listed below are the most significant assumptions that were utilized by Sovereign in its evaluation of mortgage servicing rights for the periods presented.

	March 31, 2009	December 31, 2008	March 31, 2008
CPR speed	32.44%	29.65%	20.64%
Escrow credit spread	4.01%	4.35%	4.94%

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Sovereign will periodically sell qualifying mortgage loans to FHLMC, GNMA, and FNMA in return for mortgage-backed securities issued by those agencies. Sovereign reclassifies the net book balance of the loans sold to such agencies from loans to investment securities available for sale. For those loans sold to the agencies in which Sovereign retains servicing rights, Sovereign allocates the net book balance transferred between servicing rights and investment securities based on their relative fair values. If Sovereign sells the mortgage-backed securities which relate to underlying loans previously held by the Company, the gain or loss on the sale is recorded in mortgage banking (losses)/income in the accompanying consolidated statement of operations. The gain or loss on the sale of all other mortgage-backed securities is recorded in gains on sales of investment securities on the consolidated statement of operations.
     Sovereign originates and sells multi-family loans in the secondary market to Fannie Mae while retaining servicing. Under the terms of the sales program with Fannie Mae, we retain a portion of the credit risk associated with such loans. As a result of this agreement with Fannie Mae, Sovereign retains a 100% first loss position on each multi-family loan sold to Fannie Mae under such program until the earlier to occur of (i) the aggregate losses on the multi-family loans sold to Fannie Mae reaching the maximum loss exposure for the portfolio as a whole ($250.9 million as of March 31, 2009) or (ii) until all of the loans sold to Fannie Mae under this program are fully paid off. The maximum loss exposure is available to satisfy any losses on loans sold in the program subject to the foregoing limitations.
     The Company has established a liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae. This liability represents the amount that the Company estimates that it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon an industry-based default curve with a range of estimated losses. At March 31, 2009 and December 31, 2008, Sovereign had an $80.0 million and $38.3 million liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae under this sales program. The increase in our recourse reserve levels is due to weakening economic conditions.
     At March 31, 2009 and December 31, 2008, Sovereign serviced $13.1 billion and $13.0 billion of loans of loans for Fannie Mae sold to it pursuant to this program with a maximum potential loss exposure of $250.9 million and $249.8 million, respectively. As a result of this retained servicing on multi-family loans sold to Fannie Mae, the Company had loan servicing assets of $9.5 million and $14.7 million at March 31, 2009 and December 31, 2008, respectively. During the three-month period ended March 31, 2009 and the corresponding period in the prior year, Sovereign recorded servicing asset amortization of $2.2 million and $1.7 million, respectively. Additionally, during the first three months of 2009, Sovereign recorded a net servicing right asset impairment charge of $3.5 million from lower escrow rate reinvestment yield assumptions due to recent interest rate cuts by the Federal Reserve.
     Capital markets (losses)/revenues decreased to $(3.3) million for the three-month period ended March 31, 2009, compared to $10.4 million for the same period in 2008. During the first quarter of 2009, Sovereign recorded charges of $6.4 million to increase reserves for uncollectible swap receivables from customers due to deterioration in the credit worthiness of these companies.
     Bank owned life insurance (BOLI) income represents the increase in the cash surrender value of life insurance policies for certain employees where the Bank is the beneficiary of the policies, as well as the receipt of insurance proceeds. The decrease in BOLI income to $14.9 million for the three-month period ended March 31, 2009, compared to $19.4 million for the comparable period in the prior year is primarily due to decreased death benefits as well as lower crediting rates on certain polices.
     Net losses on investment securities were $77.7 million for the three-month period ended March 31, 2009, compared to gains of $14.1 million for the same period in 2008. First quarter 2009 results an OTTI charge of $36.9 million on FNMA and FHLMC preferred stock and a $42.8 million OTTI charge on our non-agency mortgage backed securities. In the first quarter of 2008, we recorded net cash proceeds of $14.1 million on the mandatory redemption of approximately half of our Visa Initial Public Offering (IPO) shares. Our remaining Visa shares are required to be held for 3 years pending settlement of other possible litigation that Visa and its member banks are exposed to. These shares are required to be valued at their historical cost of $0. In March 2011, we will no longer have any restrictions on these shares.
General and Administrative Expenses
     General and administrative expenses for the three-month period ended March 31, 2009 were $350.2 million, compared to $349.6 million for the same period in 2008. In the first quarter of 2008, Sovereign received proceeds from the mandatory redemption of our Visa IPO shares. This amount was net of proceeds Visa funded to an escrow account to provide for possible costs associated with pending litigation against Visa and its member banks. This funding allowed member banks of Visa to reverse litigation related accruals made in 2007. Sovereign had accrued $7.8 million in 2007 for this exposure and reversed $6.4 million of this amount in the three-month period ended March 31, 2008.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Other Expenses
     Other expenses consist primarily of amortization of intangibles, minority interest expense, deposit insurance expense, merger related and integration charges, equity method investment expense and other restructuring and proxy and related professional fees. Other expenses were $284.8 million for the three-month period ended March 31, 2009, compared to $41.9 million for the same period in 2008. The reasons for the variance are discussed below.
     The FDIC charges financial institutions deposit premium assessments to ensure it has reserves to cover deposits that are under FDIC insured limits. The FDIC Board of Directors has established a reserve ratio target percentage of 1.25%. This means that their “target” balance for the reserves is 1.25% of estimated insured deposits. Due to recent bank failures, the reserve ratio is currently below its target balance. In December 2008, the FDIC published a final rule that raised the current deposit assessment rates uniformly for all institutions by 7 basis points, effective in the first quarter of 2009. The FDIC also has announced that in the second quarter of 2009, additional fees will be assessed to institutions who have secured borrowings in excess of 15% of their deposits. The FDIC is also considering a one time assessment charge of 20 basis points on June 30, 2009 to help bolster the reserve fund, which would be payable on September 30, 2009. Deposit insurance expense increased to $21.6 million for the three-month period ended March 31, 2009 compared to $9.2 million for the corresponding period in the prior year. Sovereign may be able to pass part or all of this cost onto its customers in the form of lower interest rates on deposits depending on market conditions.
     Sovereign recorded charges of $233.3 million for the three-month period ended March 31, 2009 associated with merger-related and restructuring charges and costs associated with the Santander acquisition. The majority of these costs related to change in control payments to certain executives and severance charges of $72.7 million as well as restricted stock acceleration charges of $45.0 million. Sovereign also incurred fees of approximately $26 million to third parties to successfully close the transaction. Finally, during the first quarter of 2009, Sovereign redeemed $1.4 billion of high cost FHLB advances incurring a debt extinguishment charge of $68.7 million. This decision was made to reduce interest expense in future periods since the advances were at above market interest rates due to the current low rate environment.
     Sovereign recorded intangible amortization expense of $20.0 million for the three-month period ended March 31, 2009, compared to $29.1 million for the corresponding period in the prior year. The decreases in the current year periods are due primarily to decreased core deposit intangible amortization expense on previous acquisitions.
Income Tax (Benefit)/Provision
     An income tax benefit of $(0.7) million was recorded for the three-month period ended March 31, 2009, compared to a tax provision of $22.1 million for the same period in 2008. Sovereign’s valuation allowance for income taxes was increased by $258.6 million during the three-months ended March 31, 2009. The Company recorded a valuation allowance during the three-month period ended March 31, 2009, due to our current period loss and significant losses in the prior two calendar years.
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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. Sovereign reviews its tax balances quarterly and as new information becomes available, the balances are adjusted, as appropriate. The Company is subject to ongoing tax examinations and assessments in various jurisdictions. In 2008, the Internal Revenue Service (the “IRS”) completed an examination of the Company’s federal income tax returns for the years 2002 through 2005. Included in this examination cycle were two separate financing transactions with an international bank totaling $1.2 billion. As a result of these transactions, Sovereign was subject to foreign taxes of $154.0 million during the years 2003 through 2005 and claimed a corresponding foreign tax credit for foreign taxes paid during those years. In 2006 and 2007, Sovereign was subject to an additional $87.6 million and $22.5 million, respectively, of foreign taxes related to these financing transactions and claimed a corresponding foreign tax credit. The IRS issued a notification of adjustment disallowing the foreign tax credits taken in 2003-2005 in the amount of $154.0 million related to these transactions; disallowing deductions for issuance costs and interest expense related to the transaction which would result in an additional tax liability of $24.9 million and assessed interest and potential penalties, the combined amount of which totaled approximately $71.0 million. Sovereign has paid the additional tax due resulting from the IRS adjustments, as well as the assessed interest and penalties and is now going through the IRS administrative process to challenge the adjustments and to obtain a refund of the amounts paid. In addition, the IRS has commenced its audit for the years 2006 and 2007. We expect that in the future the IRS will propose to disallow the foreign tax credits and deductions taken in 2006 and 2007 of $87.6 million and $22.5 million, respectively; disallowing deductions for issuance costs and interest expense which would result in an additional tax liability of $37.1 million; and to assess interest and penalties. Sovereign expects that it will need to litigate this matter with the IRS. Sovereign continues to believe that it is entitled to claim these foreign tax credits taken with respect to the transactions and also continues to believe it is entitled to tax deductions for the related issuance costs and interest deductions. Sovereign also believes that its recorded tax reserves for its position of $57.6 million adequately provides for any potential exposure to the IRS related to these items. However, as the Company continues to go through the IRS administrative process, and if necessary litigation, we will continue to evaluate the appropriate tax reserve levels for this position, and any changes made to the tax reserves may materially affect Sovereign’s income tax provision, net income and regulatory capital in future periods.
Line of Business Results
     Segment results are derived from the Company’s business unit profitability reporting system by specifically attributing managed balance sheet assets, deposits and other liabilities and their related interest income or expense to each of our segments. Funds transfer pricing methodologies are utilized to allocate a cost for funds used or a credit for funds provided to business line deposits, loans and selected other assets using a matched funding concept. The provision for credit losses recorded by each segment is based on the net charge-offs of each line of business and the difference between the provision for credit losses recognized by the Company on a consolidated basis and the provision recorded by the business line at the time of charge-off is allocated to each business line based on the risk profile of their loan portfolio. Other income and expenses directly managed by each business line, including fees, service charges, salaries and benefits, and other direct expenses as well as certain allocated corporate expenses are accounted for within each segment’s financial results. Where practical, the results are adjusted to present consistent methodologies for the segments. Accounting policies for the lines of business are the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business. In connection with the acquisition of Sovereign by Santander in the first quarter of 2009, certain changes to our executive management team were announced. These events are anticipated to impact how our executive management team will measure and assess our business performance in future periods. We are in the process of updating our business unit profitability system and once these reporting changes have been finalized, we expect certain changes to our reportable segments.
     Sovereign has four reportable segments. The Company’s segments are focused principally around the customers Sovereign serves. The Retail Banking Division is primarily comprised of our branch locations. Our branches offer a wide range of products and services to customers and each attracts deposits by offering a variety of deposit instruments including demand and NOW accounts, money market and savings accounts, certificates of deposits and retirement savings plans. Our branches also offer certain consumer loans such as home equity loans and other consumer loan products. The Corporate Specialties Group segment is primarily comprised of our mortgage banking group, our New York multi-family and national commercial real estate lending group, our automobile dealer floor plan lending group and our indirect automobile lending group. It also provides capital market services and cash management services to our customers. The Commercial Lending segment provides the majority of Sovereign’s commercial lending platforms such as commercial real estate loans, commercial industrial loans, leases to commercial customers and small business loans. The Other segment includes earnings from the investment portfolio, interest expense on Sovereign’s borrowings and other debt obligations, minority interest expense, amortization of intangible assets and certain unallocated corporate income and expenses.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     The Retail Banking Division’s net interest income decreased $56.9 million to $192.3 million for the three-month period ended March 31, 2009 compared to the corresponding period in the preceding year. The decrease in net interest income was due to margin compression on a matched funded basis due to the recent Federal Reserve interest rate cuts which have reduced the spreads that our Retail Banking Division receives on their deposits. The net spread on a match funded basis for this segment was 1.28% for the first three months of 2009 compared to 1.76% for the same period in the prior year. The average balance of loans was $7.0 billion for the three months ended March 31, 2009 compared to an average balance of $6.1 billion for the corresponding period in the preceding year. The average balance of deposits was $36.3 billion for the three months ended March 31, 2009, compared to $35.2 billion for the same period a year ago. The provision for credit losses increased $54.6 million for the three months ended March 31, 2009, and is driven by increased allowance allocations for division’s loan portfolio. General and administrative expenses totaled $248.9 million for the three months ended March 31, 2009, compared to $265.6 million for the three months ended March 31, 2008. The decrease in general and administrative expenses is due to tighter cost controls and a lower headcount within our retail banking division.
     The Corporate Specialty Group segment net interest income decreased $4.7 million to $90.5 million for the three-month period ended March 31, 2009 compared to the corresponding period in the preceding year. The net spread on a match funded basis for this segment was 1.29% for the first three months of 2009 compared to 1.31% for the same period in the prior year. The average balance of loans for the three-month period ended March 31, 2009 was $27.4 billion compared with $30.1 billion for the corresponding period in the prior year. Fees and other income were $(40.5) million for the three-month period ended March 31, 2009 compared to $7.3 million for the corresponding period in the prior year. The current year results included a charge of $48.1 million to increase our recourse reserves associated with the sales of multi-family loans to Fannie Mae. The provision for credit losses increased $112.5 million to $191.4 million at March 31, 2009 due to a higher level of allowances on our Alt-A residential loan portfolio. Charge-offs on this portfolio increased to $5.7 million during the first three months of 2009 compared to $2.1 million during the first three months of 2008. General and administrative expenses totaled $42.0 million for the three months ended March 31, 2009, compared to $44.2 million for the three months ended March 31, 2008.
     The Commercial Lending segment net interest income decreased $15.7 million to $111.2 million for the three-month period ended March 31, 2009 compared to the corresponding periods in the preceding year due to a decrease in our commercial loan portfolios from reduced demand for these loan products due to the current economic environment. The net spread on a match funded basis for this segment was 2.09% for the first three months of 2009 compared to 2.43% for the same period in the prior year. The average balance of loans for the three months ended March 31, 2009 was $21.0 billion compared with $22.0 billion for the corresponding period in the prior year. The provision for credit losses increased $202.9 million to $243.9 million for the three months ended March 31, 2009 due to higher reserve allocations on certain segments within our commercial loan portfolio, particularly those related to the residential real estate industry. General and administrative expenses (including allocated corporate and direct support costs) were $48.6 million for the three months ended March 31, 2009 compared with $48.5 million for the corresponding period in the prior year.
     The net income/(loss) before income taxes for Other decreased $434.8 million to a net loss of $418.2 million for the three months ended March 31, 2009 compared to the corresponding period in the preceding year. Results for the three months ended March 31, 2009 included charges of $36.9 million and $42.8 million related to the OTTI charge on FNMA and FHLMC preferred stock and the non-agency mortgage backed securities portfolio, respectively. Results for the three months ended March 31, 2009 included charges of $233.3 million related to certain restructuring and merger charges, respectively. Net interest income/(expense) decreased $90.6 million to $(84.9) million for the three months ended March 31, 2009 compared to the corresponding period in the preceding year due primarily to investment yields decreasing 284 basis points for the three-month period ended March 31, 2009. Average borrowings for the three-month period ended March 31, 2009 and 2008 were $19.1 billion and $23.6 billion, respectively, with an average cost of 5.04% and 4.83%. Average investments for the three-month period ended March 31, 2009 and 2008 was $12.1 billion and $13.0 billion respectively, at an average yield of 3.33% and 6.17%.
Critical Accounting Policies
     The Company’s significant accounting policies are described in Note 1 to the December 31, 2008 consolidated financial statements filed on 2008 Form 10-K. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. We have identified accounting for the allowance for loan losses, derivatives, income taxes and goodwill as our most critical accounting policies and estimates in that they are important to the portrayal of our financial condition and results, and they require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout this Management’s Discussion and Analysis and the December 31, 2008 Management’s Discussion and Analysis filed in our 2008 Form 10-K.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     A discussion of the impact of new accounting standards issued by the FASB and other standard setters are included in Note 15 to the consolidated financial statements.
FINANCIAL CONDITION
Loan Portfolio
     At March 31, 2009, commercial loans totaled $26.4 billion representing 48.1% of Sovereign’s loan portfolio, compared to $27.3 billion, or 48.8% of the loan portfolio, at December 31, 2008 and $27.9 billion, or 47.1% of the loan portfolio, at March 31, 2008. At both March 31, 2009 and December 31, 2008, only 8% of our total commercial portfolio was unsecured. The decrease in commercial loans since December 31, 2008 has been driven by reduced demand for these loan products due to the current recessionary environment. The increase in commercial loans as a percentage of the total loan portfolio is consistent with management’s 2007 restructuring plan to deemphasize lower yielding residential loans. Sovereign is focused on limiting its balance sheet growth given the difficult economic and credit conditions.
     At March 31, 2009, multi-family loans totaled $4.6 billion representing 8.3% of Sovereign’s loan portfolio, compared to $4.5 billion, or 8.1% of the loan portfolio, at December 31, 2008 and $4.3 billion or 7.3% of the loan portfolio at March 31, 2008.
     The consumer loan portfolio secured by real estate (consisting of home equity loans and lines of credit of $6.9 billion and residential loans of $11.9 billion) totaled $18.8 billion at March 31, 2009, representing 34.1% of Sovereign’s loan portfolio, compared to $18.3 billion, or 32.8%, of the loan portfolio at December 31, 2008 and $19.6 billion or 33.1% of the loan portfolio at March 31, 2008.
     The consumer loan portfolio not secured by real estate (consisting of automobile loans of $4.9 billion and other consumer loans of $0.3 million) totaled $5.2 billion at March 31, 2009, representing 9.4% of Sovereign’s loan portfolio, compared to $5.8 billion, or 10.3%, of the loan portfolio at December 31, 2008 and $7.3 billion or 12.4% of the loan portfolio at March 31, 2008. Sovereign ceased originating auto loan production within its geographic footprint in the fourth quarter of 2008 and stopped originating out of footprint auto loans on January 31, 2008. The remaining auto portfolio will liquidate over its remaining estimated life of approximately two and a half to three years.
Non-Performing Assets
     At March 31, 2009, Sovereign’s non-performing assets increased by $728.0 million to $1.7 billion compared to $985.4 million at December 31, 2008. This increase is primarily related to residential mortgages, commercial real estate loans, multi-family loans and commercial and industrial loans. Non-performing assets as a percentage of total loans, real estate owned and repossessed assets increased to 3.12% at March 31, 2009 from 1.77% at December 31, 2008. In response to these increases, Sovereign increased its allowance for credit losses on our loan portfolio to $1.52 billion or 2.76% of total loans at March 31, 2009 from $1.17 billion or 2.09% at December 31, 2008. Sovereign generally places all commercial and residential loans on non-performing status at 90 days delinquent or sooner, if management believes the loan has become impaired (unless return to current status is expected imminently). All other consumer loans continue to accrue interest until they are 120 days delinquent, at which point they are either charged-off or placed on non-accrual status and anticipated losses are reserved for. At 180 days delinquent, anticipated losses on residential real estate loans are fully reserved for or charged off.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     The following table presents the composition of non-performing assets at the dates indicated (amounts in thousands):

	March 31,	December 31,
	2009	2008
Non-accrual loans:

Consumer:
Residential mortgages	$425,200	$233,176
Home equity loans and lines of credit	78,636	69,247
Auto loans and other consumer loans	11,166	3,777

Total consumer loans	515,002	306,200
Commercial	443,157	244,847
Commercial real estate	556,637	319,565
Multi-family	139,376	42,795

Total non-accrual loans	1,654,172	913,407
Restructured loans	287	268

Total non-performing loans	1,654,459	913,675

Other real estate owned	40,091	49,900
Other repossessed assets	18,822	21,836

Total other real estate owned and other repossessed assets	58,913	71,736

Total non-performing assets	$1,713,372	$985,411

Past due 90 days or more as to interest or principal and accruing interest	$44,420	$123,301
Annualized net loan charge-offs to average loans	1.12%	.83%
Non-performing assets as a percentage of total assets	2.19%	1.28%
Non-performing loans as a percentage of total loans	3.01%	1.64%
Non-performing assets as a percentage of total loans, real estate owned and repossessed assets	3.12%	1.77%
Allowance for credit losses as a percentage of total non-performing assets (1)	88.6%	118.5%
Allowance for credit losses as a percentage of total non-performing loans (1)	91.7%	127.8%

(1)	Allowance for credit losses is comprised of the allowance for loan losses and the reserve for unfunded commitments, which is included in other liabilities.
     Loans ninety (90) days or more past due and still accruing interest decreased by $78.9 million from December 31, 2008 to March 31, 2009, as more loans were moved to non-accrual status during the first quarter. Potential problem loans (commercial loans delinquent more than 30 days but less than 90 days, although not currently classified as non-performing loans) amounted to approximately $558.6 million and $557.8 million at March 31, 2009 and December 31, 2008, respectively. This increase has been factored into our allowance for loan losses for our commercial loan portfolio.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Allowance for Credit Losses
     The following table presents the allocation of the allowance for loan losses and the percentage of each loan type to total loans at the dates indicated (amounts in thousands):

	March 31, 2009		December 31, 2008
		% of		% of
		Loans to		Loans to
		Total		Total
	Amount	Loans	Amount	Loans
Allocated allowance:
Commercial loans	$912,569	56%	$752,835	57%
Consumer loans secured by real estate	236,854	34	193,430	33
Consumer loans not secured by real estate	192,080	10	149,099	10
Unallocated allowance	2,977	n/a	7,389	n/a

Total allowance for loan losses	$1,344,480	100%	$1,102,753	100%
Reserve for unfunded lending commitments	172,780		65,162

Total allowance for credit losses	$1,517,260		$1,167,915

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
     The class allowance element is evaluated at least quarterly and are the result of detailed analysis to estimate loan losses. The loss analysis is based on actual historical loss experience and considers: levels and trends in delinquencies and charge-offs, trends in loan volume and terms, changes in risk composition and underwriting standards, experience and ability of staff, economic and industry conditions, and effects of any credit concentrations.
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
     Commercial Portfolio. The portion of the allowance for loan losses related to the commercial portfolio has increased from $752.8 million at December 31, 2008 (2.37% of commercial loans) to $912.6 million at March 31, 2009 (2.94% of commercial loans). This is a result of an increase in non-performing assets and other criticized assets at March 31, 2009. A large portion of this increase was related to our multifamily loans and small business lending loans and higher allowances were assigned to these loan categories.
     Consumer Secured by Real Estate Portfolio. The allowance for the consumer loans secured by real estate portfolio increased to $236.9 million at March 31, 2009 from $193.4 million at December 31, 2008. The increase is primarily due to continued weaknesses in residential real estate prices. Non-performing assets and past due loans for our residential portfolios, particularly in our $2.6 billion Alt-A portfolio, continue to increase. Additionally, our in market home equity portfolio losses have been steadily increasing. As a result of this trend, Sovereign provided additional reserves to this portfolio during the first quarter of 2009. As a result of these increased reserves, the percentage of consumer loans secured by real estate to its related allowance was 1.26% at March 31, 2009 compared with 1.06% at December 31, 2008. We expect that the difficult housing environment as well as general economic conditions will continue to impact our residential and home equity portfolios which may result in higher loss levels. In response, during the first three months of 2009, we increased the reserve for consumer loans secured by real estate by $43.4 million.
     Sovereign entered into a credit default swap in 2006 on a portion of its residential real estate loan portfolio through a synthetic securitization structure. Under the terms of the credit default swap, Sovereign is responsible for the first $3.2 million of losses on the remaining loans in the structure which totaled $2.8 billion at March 31, 2009. Sovereign is reimbursed for the next $52.9 million of losses under the terms of the credit default swap. Losses above $56.1 million are borne by Sovereign. This credit default swap term is equal to the term of the loan portfolio.
     Consumer Not Secured by Real Estate Portfolio. The allowance for the consumer not secured by real estate portfolio increased from $149.1 million at December 31, 2008 to $192.1 million at March 31, 2009 primarily due to higher reserve allocations for this portfolio due to continued deterioration in the portfolio. The allowance as a percentage of consumer loans not secured by real estate was 3.71% at March 31, 2009 and 2.65% at December 31, 2008.
     Unallocated Allowance. The unallocated allowance for loan losses was $3.0 million at March 31, 2009 and $7.4 million at December 31, 2008. Management continuously evaluates its class allowance reserving methodology; however the unallocated allowance is subject to changes each reporting period due to a level of imprecision in management’s estimation process.
     Reserve for unfunded lending commitments. The reserve for unfunded lending commitments has increased from $65.2 million at December 31, 2008 to $172.8 million at March 31, 2009 due to credit downgrades on our commercial letters and line of credit portfolios.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Investment Securities
     Investment securities consist primarily of mortgage-backed securities, tax-free municipal securities, U.S. Treasury and government agency securities, corporate debt securities and stock in the Federal Home Loan Bank of Pittsburgh (“FHLB”). Mortgage-backed securities consist of pass-throughs and collateralized mortgage obligations issued by federal agencies or private label issuers. Sovereign’s mortgage-backed securities are generally either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by Standard and Poor’s and Moody’s at the date of issuance. Sovereign purchases classes which are senior positions backed by subordinate classes. The subordinate classes absorb the losses and must be completely eliminated before any losses flow through the senior positions. The average life of the available for sale investment portfolio at March 31, 2009 was 5.90 years compared to 4.62 years at December 31, 2008.
     Total investment securities available-for-sale were $8.7 billion at March 31, 2009 and $9.3 billion at December 31, 2008. For additional information with respect to Sovereign’s investment securities, see Note 3 in the Notes to Consolidated Financial Statements.
     Sovereign recorded an OTTI charge of $36.9 million on FNMA and FHLMC preferred stock and a $42.8 million OTTI charge on our non-agency mortgage backed securities in the first quarter of 2009.
     Other investments, which consists of FHLB stock and repurchase agreements, remained constant at $0.7 billion at March 31, 2009 and December 31, 2008.
Goodwill and Other Intangible Assets
     Goodwill was $3.4 billion at both March 31, 2009 and December 31, 2008. Other intangibles decreased by $20.0 million at March 31, 2009 compared to December 31, 2008 due to year-to-date amortization expense.
     The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets,” to account for its goodwill. This statement provides that goodwill and other indefinite lived intangible assets will not be amortized on a recurring basis, but rather will be subject to periodic impairment testing. This testing is required annually, or more frequently if events or circumstances indicate there may be impairment. Impairment testing is performed at the reporting unit level, and not on an individual acquisition basis and is a two step process. The first step is to compare the fair value of the reporting unit to its carrying value (including its allocated goodwill). If the fair value of the reporting unit is in excess of its carrying value then no impairment charge is recorded. If the carrying value of a reporting unit is in excess of its fair value then a second step needs to be performed. The second step entails calculating the implied fair value of goodwill as if a reporting unit is purchased at its step 1 fair value. This is determined in the same manner as goodwill in a business combination. If the implied fair value of goodwill is in excess of the reporting units allocated goodwill amount then no impairment charge is required. We evaluated our goodwill at March 31, 2009 and determined that it was not impaired.
     The estimated aggregate amortization expense related to core deposit intangibles for each of the five succeeding calendar years ending December 31 is (in thousands):

	Calendar		Remaining
	Year	Recorded	Amount
Year	Amount	To Date	To Record
2009	$71,341	$19,299	$52,042
2010	56,617	—	56,617
2011	44,963	—	44,963
2012	33,108	—	33,108
2013	23,630	—	23,630

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Deposits and Other Customer Accounts
     Sovereign attracts deposits within its primary market area with an offering of deposit instruments including demand accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Total deposits and other customer accounts at March 31, 2009 were $50.5 billion compared to $48.4 billion at December 31, 2008.
Borrowings and Other Debt Obligations
     Sovereign utilizes borrowings and other debt obligations as a source of funds for its asset growth and its asset/liability management. Collateralized advances are available from the FHLB provided certain standards related to creditworthiness have been met. In the third quarter of 2008, Sovereign began to borrow from the Federal Reserve discount window through the pledging of certain assets. Sovereign also utilizes reverse repurchase agreements, which are short-term obligations collateralized by securities fully guaranteed as to principal and interest by the U.S. Government or an agency thereof, and federal funds lines with other financial institutions. Total borrowings at March 31, 2009 and December 31, 2008 were $18.6 billion and $21.0 billion, respectively. The reason for this decline is due to our decision to terminate $1.4 billion of higher cost FHLB advances as well the reduction in the size of our auto and C&I loan portfolios as proceeds were utilized to pay down FHLB advances. Note 6 for further discussion and details on our borrowings and other debt obligations.
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
     In certain transactions, Sovereign has transferred assets to SPEs qualifying for non-consolidation (“QSPE”) and has accounted for the transaction as a sale in accordance with SFAS No. 140. Sovereign also has interests that continue to be held in the QSPEs. Off-balance sheet QSPEs had $1.0 billion of assets that Sovereign sold to the QSPEs which are not included in Sovereign’s Consolidated Balance Sheet at March 31, 2009. Sovereign’s interests that continue to be held and servicing assets in such QSPEs was $2.1 million at March 31, 2009 and this amount represents Sovereign’s maximum exposure to credit losses related to these unconsolidated securitizations. Sovereign does not provide contractual legal recourse to third party investors that purchase debt or equity securities issued by the QSPEs beyond the credit enhancement inherent in Sovereign’s subordinated interests in the QSPEs. At March 31, 2009, there are no known events or uncertainties that would result in or are reasonably likely to result in the termination or material reduction in availability to Sovereign’s access to off-balance sheet markets.
     Sovereign enters into partnerships, which are variable interest entities under FIN 46, with real estate developers for the construction and development of low-income housing. The partnerships are structured with the real estate developer as the general partner and Sovereign as the limited partner. Sovereign is not the primary beneficiary of these variable interest entities. The Company’s risk of loss is limited to its investment in the partnerships, which totaled $151.3 million at March 31, 2009 and any future cash obligations that Sovereign has committed to the partnerships. Future cash obligations related to these partnerships totaled $8.6 million at March 31, 2009. Sovereign investments in these partnerships are accounted for under the equity method.
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
     The FDICIA established five capital tiers: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution’s capital tier depends upon its capital levels in relation to various relevant capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized or adequately-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities. At March 31, 2009 and December 31, 2008, Sovereign Bank had met all quantitative thresholds necessary to be classified as well-capitalized under regulatory guidelines.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Federal banking laws, regulations and policies also limit Sovereign Bank’s ability to pay dividends and make other distributions to Sovereign Bancorp. Sovereign Bank is required to give prior notice to the OTS before paying any dividend. In addition, Sovereign Bank must obtain prior OTS approval to declare a dividend or make any other capital distribution if, after such dividend or distribution, Sovereign Bank’s total distributions to Sovereign within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years, or if Sovereign Bank is not adequately capitalized at the time. In addition, OTS prior approval would be required if Sovereign Bank’s examination or CRA ratings fall below certain levels or Sovereign Bank is notified by the OTS that it is a problem association or an association in troubled condition. The following schedule summarizes the actual capital balances of Sovereign Bank at March 31, 2009 and December 31, 2008 (in thousands):

	TIER 1	TIER 1	TOTAL
	LEVERAGE	RISK-BASED	RISK-BASED
	CAPITAL	CAPITAL	CAPITAL
REGULATORY CAPITAL	RATIO	RATIO	RATIO
Sovereign Bank at March 31, 2009:
Regulatory capital	$5,671,910	$5,485,872	$7,650,673
Minimum capital requirement (1)	3,022,936	2,461,477	4,922,954

Excess	$2,648,974	$3,024,395	$2,727,719

Sovereign Bank capital ratio	7.51%	8.91%	12.43%

Sovereign Bank at December 31, 2008:
Regulatory capital	$4,434,350	$4,166,510	$6,449,472
Minimum capital requirement (1)	2,979,778	2,528,501	5,057,002

Excess	$1,454,572	$1,638,009	$1,392,470

Sovereign Bank capital ratio	5.95%	6.59%	10.20%

(1)	Minimum capital requirement as defined by OTS Regulations.
Listed below are capital ratios for Sovereign Bancorp.

	TANGIBLE	TANGIBLE
	COMMON	COMMON	TANGIBLE	TANGIBLE
	EQUITY TO	EQUITY TO	EQUITY TO	EQUITY TO
	TANGIBLE	TANGIBLE	TANGIBLE	TANGIBLE	TIER 1
	ASSETS	ASSETS	ASSETS	ASSETS	LEVERAGE
	EXCLUDING	INCLUDING	EXCLUDING	INCLUDING	CAPITAL
REGULATORY CAPITAL	OCI (2)	OCI (2)	OCI (2)	OCI (2)	RATIO
Capital ratio at March 31, 2009 (1)	2.86%	1.73%	5.50%	4.41%	7.28%
Capital ratio at December 31, 2008 (1)	3.60%	2.57%	3.86%	2.83%	5.73%

(1)	OTS capital regulations do not apply to savings and loan holding companies. These ratios are computed as if those regulations did apply to Sovereign Bancorp, Inc.

(2)	Tangible equity and tangible assets are defined as total equity and total assets less goodwill and other intangibles, net of any deferred tax liabilities.
     As discussed in Note 2 in the Notes to Consolidated Financial Statements, we determined that the Transaction resulted in Santander obtaining control of Sovereign as Santander acquired all the voting shares of Sovereign. If push down accounting had been applied to the separate stand-alone financial statements of Sovereign, the measurement amounts for assets and liabilities as of January 30, 2009 would be based on the guidance in SFAS 141 (R), and would have approximated the purchase price of approximately $1.9 billion, as compared to Sovereign’s equity as of December 31, 2008 of approximately $5.6 billion. Such adjustments to fair value, if recorded, would have the effect of significantly reducing our regulatory capital and would require a capital infusion in order to ensure Sovereign Bank would remain well-capitalized.
     Sovereign’s capital ratios were positively impacted by previously mentioned $1.8 billion preferred stock issuance to Santander and to a lesser extent the adoption of FSP FAS 115-2 and FAS 124-2.

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
     Factors which impact the liquidity position of Sovereign Bank include loan origination volumes, loan prepayment rates, maturity structure of existing loans, core deposit growth levels, CD maturity structure and retention, Sovereign’s credit ratings, general market conditions, investment portfolio cash flows and maturity structure of wholesale funding, etc. These risks are monitored and centrally managed. This process includes reviewing all available wholesale liquidity sources. As of March 31, 2009, Sovereign had $24.8 billion in available overnight liquidity in the form of unused federal funds purchased lines, unused FHLB borrowing capacity and unencumbered investments to be pledged as collateral for additional borrowings. Sovereign also forecasts future liquidity needs and develops strategies to ensure that adequate liquidity is available at all times.
     The Company has increased its liquidity position, and, as of March 31, 2009, we had over $28.0 billion in committed liquidity from the FHLB and the Federal Reserve Bank. The Company also has cash deposits at March 31, 2009 of $6.2 billion compared with $3.8 billion at year end. We believe that this provides adequate liquidity in this difficult economic environment.
     Sovereign Bancorp has the following major sources of funding to meet its liquidity requirements: dividends and returns of investment from its subsidiaries and access to the capital markets. However, due to recent market conditions, our ability to raise significant amounts of unsecured debt or equity capital at favorable funding costs is limited. Sovereign Bank may pay dividends to Santander subject to approval of the OTS, as discussed above. During the first quarter of 2009, Sovereign issued $1.8 billion of preferred stock to Santander. The preferred stock pays non-cumulative dividends of 10% per annum.
     As previously mentioned, Sovereign adopted FAS 157 on January 1, 2008. Sovereign’s level 3 investments are comprised of certain non-agency mortgage backed securities which are not actively traded. In certain instances, Sovereign is the sole investor of the issued security. Sovereign evaluates prices from a third party pricing service, third party broker quotes for certain securities and from another independent third party valuation source to determine their estimated fair value. Our fair value estimates assume liquidation in an orderly market and not under distressed circumstances. If Sovereign was required to sell these securities in an unorderly fashion, actual proceeds received could potentially be significantly less than their estimated fair values.
     Net cash used by operating activities was $2.1 billion for 2009. Net cash provided by investing activities for 2009 was $3.0 billion and consisted primarily of proceeds from the sale of investments of $2.6 billion, maturities and repayments of investments of $1.3 billion and a net decrease in loans of $2.4 billion, offset by purchases of investments of $3.3 billion. Net cash provided by financing activities for 2009 was $1.5 billion, which was primarily due to an increase in deposits of $2.1 billion and proceeds of $1.8 billion from the sale of preferred stock, offset by a $2.2 billion reduction in wholesale borrowings. See the Consolidated Statement of Cash Flows for further details on our sources and uses of cash.

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
Contractual Obligations (in thousands of dollars):

	Payments Due by Period
		Less than	Over 1 yr	Over 3 yrs	Over
	Total	1 year	to 3 yrs	to 5 yrs	5 yrs
FHLB advances (1)	$13,069,340	$6,495,252	$1,021,073	$868,777	$4,684,238
Fed Funds (1)	2,000,014	2,000,014	—	—	—
Other debt obligations (1)	4,977,721	472,915	2,187,654	1,365,589	951,563
Junior subordinated debentures due to Capital Trust entities (1)(2)	3,837,184	84,283	167,293	174,062	3,411,546
Certificates of deposit (1)	17,913,907	16,799,228	891,012	182,038	41,629
Investment partnership commitments (3)	8,563	8,148	322	26	67
Operating leases	834,694	101,853	187,313	154,233	391,295

Total contractual cash obligations	$42,641,423	$25,961,693	$4,454,667	$2,744,725	$9,480,338

(1)	Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at March 31, 2009. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Excludes unamortized premiums or discounts.

(3)	The commitments to fund investment partnerships represent future cash outlays for the construction and development of properties for low-income housing, and historic tax credit projects. The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership or operating agreement, and could change due to variances in the construction schedule, project revisions, or the cancellation of the project.
     Excluded from the above table are deposits of $33.1 billion that are due on demand by customers. Additionally, $85.3 million of tax liabilities associated with unrecognized tax benefits under FIN 48 have been excluded due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations.
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
Amount of Commitment Expiration per Period (in thousands of dollars):

	Total
Other Commercial	Amounts	Less than	Over 1 yr	Over 3 yrs
Commitments	Committed	1 year	to 3 yrs	to 5 yrs	Over 5 yrs

Commitments to extend credit	$15,347,951	$5,741,521	$3,453,117	$1,353,239	$4,800,074
Standby letters of credit	2,688,054	683,609	1,049,675	659,550	295,220
Loans sold with recourse	476,767	174,404	37,533	79,290	185,540
Forward buy commitments	408,970	395,790	13,180	—	—

Total commercial commitments	$18,921,742	$6,995,324	$4,553,505	$2,092,079	$5,280,834

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Sovereign’s standby letters of credit meet the definition of a guarantee under FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. These transactions are conditional commitments issued by Sovereign to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 2.8 years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, Sovereign would be required to honor the commitment. Sovereign has various forms of collateral, such as real estate assets and customer business assets. The maximum undiscounted exposure related to these commitments at March 31, 2009 was $2.7 billion, and the approximate value of the underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $2.3 billion. The fees related to standby letters of credit are deferred and amortized over the life of the commitment. These fees are immaterial to Sovereign’s financial statements at March 31, 2009. We believe that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.
Asset and Liability Management
     Interest rate risk arises primarily through Sovereign’s traditional business activities of extending loans and accepting deposits. Many factors, including economic and financial conditions, movements in market interest rates and consumer preferences, affect the spread between interest earned on assets and interest paid on liabilities. Interest rate risk is managed centrally by our risk management group with oversight by the Asset and Liability Committee. In managing its interest rate risk, the Company seeks to minimize the variability of net interest income across various likely scenarios while at the same time maximizing its net interest income and net interest margin. To achieve these objectives, the treasury group works closely with each business line in the Company and guides new business. The treasury group also uses various other tools to manage interest rate risk including wholesale funding maturity targeting, investment portfolio purchase strategies, asset securitization/sale, and financial derivatives.
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
     The table below discloses the estimated sensitivity to Sovereign’s net interest income based on interest rate changes:

	The following estimated percentage
If interest rates changed in parallel by the	increase/(decrease) to
amounts below at March 31, 2009	net interest income would result	Policy Limits
Up 100 basis points	4.08%	(5.00)%
Down 50 basis points	(4.83)%	(5.00)%
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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
     Management then looks at the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk and also highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to Sovereign’s MVE at March 31, 2009 and December 31, 2008:

	The following estimated percentage
	increase/(decrease) to MVE would result
If interest rates changed in parallel by	March 31, 2009	December 31, 2008	Policy limits
Base (in thousands)	$7,618,456	$6,735,655	N/A
Up 200 basis points	(3.34)%	(5.80)%	(15.00)%
Up 100 basis points	(2.11)%	(2.51)%	(7.50)%
Down 100 basis points	(1.76)%	(1.34)%	7.50%
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
Item 4. Controls and Procedures
     The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2009. Based on this evaluation, our principal executive officer and our principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2009 to ensure that information required to be disclosed by the Company in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009, that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
     Sovereign is not involved in any pending material legal proceeding other than routine litigation occurring in the ordinary course of business.
Item 1A — Risk Factors
     The risk factors in the Company’s Annual Report on Form 10-K has not changed materially.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.
The table below summarizes the Company’s repurchases of common equity securities during the quarter ended March 31, 2009:

		Average	Total Number of	Maximum Number
	Total	Price	Shares Purchased	of Shares that
	Number of	Paid	as Part of Publicly	may be Purchased
	Shares	Per	Announced Plans	Under the Plans
Period	Purchased	Share	or Programs (1)	Or Programs
1/1/09 through 1/31/09	4,510	$2.15	N/A	19,500,000
2/1/09 through 2/28/09	—	—	N/A	N/A
3/1/09 through 3/31/09	—	—	N/A	N/A
Item 4. Submission of Matters to a Vote of Security Holders.
     A special meeting of stockholders was held on January 28, 2009. A proposal was submitted to shareholders to approve and adopt the Transaction Agreement dated as of October 13, 2008, between Sovereign Bancorp, Inc. and Banco Santander, S.A. The vote with respect to such proposal was as follows:

For	Against	Abstentions	Broker Non-Votes
450,558,106	16,794,132	1,088,004	195,510,315

Item 6 — Exhibits
     (a) Exhibits

(2.1)	Transaction Agreement, dated as of October 13, 2008, between Sovereign Bancorp, Inc. and Banco Santander, S.A. (Incorporated by reference to Exhibit 2.1 to Sovereign Bancorp’s Current Report on Form 8-K filed October 16, 2008).

(3.1)	Amended and Restated Articles of Incorporation of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Sovereign Bancorp’s Current Report on Form 8-K filed January 30, 2009).

(3.2)	Amended and Restated Bylaws of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to Sovereign Bancorp’s Current Report on Form 8-K filed January 30, 2009).

(3.3)	Certificate of Designations for the Series D Preferred Stock (Incorporated by reference to Exhibit 3.1 of Sovereign Bancorp’s Current Report on Form 8-K filed on March 27, 2009).

(10.43)	Agreement and General Release, dated February 12, 2009, between Sovereign Bancorp, Inc. and Kirk W. Walters (Incorporated by reference to Exhibit 10.43 of Sovereign Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

(10.44)	Agreement and General Release, dated February 12, 2009, between Sovereign Bancorp, Inc. and Patrick J. Sullivan (Incorporated by reference to Exhibit 10.44 of Sovereign Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

(10.45)	Agreement and General Release, dated February 16, 2009, between Sovereign Bancorp, Inc. and Roy J. Lever (Incorporated by reference to Exhibit 10.45 of Sovereign Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

(31.1)	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOVEREIGN BANCORP, INC.
(Registrant)

Date: May 11, 2009	/s/ Gabriel Jaramillo

Gabriel Jaramillo
Chairman of the Board, Chief Executive Officer
(Authorized Officer)

Date: May 11, 2009	/s/ Guillermo Sabater

Guillermo Sabater
Chief Financial Officer
(Principal Financial Officer)

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
EXHIBITS INDEX

(2.1)	Transaction Agreement, dated as of October 13, 2008, between Sovereign Bancorp, Inc. and Banco Santander, S.A. (Incorporated by reference to Exhibit 2.1 to Sovereign Bancorp’s Current Report on Form 8-K filed October 16, 2008).

(3.1)	Amended and Restated Articles of Incorporation of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Sovereign Bancorp’s Current Report on Form 8-K filed January 30, 2009).

(3.2)	Amended and Restated Bylaws of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to Sovereign Bancorp’s Current Report on Form 8-K filed January 30, 2009).

(3.3)	Certificate of Designations for the Series D Preferred Stock (Incorporated by reference to Exhibit 3.1 of Sovereign Bancorp’s Current Report on Form 8-K filed on March 27, 2009).

(10.43)	Agreement and General Release, dated February 12, 2009, between Sovereign Bancorp, Inc. and Kirk W. Walters (Incorporated by reference to Exhibit 10.43 of Sovereign Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008)

(10.44)	Agreement and General Release, dated February 12, 2009, between Sovereign Bancorp, Inc. and Patrick J. Sullivan (Incorporated by reference to Exhibit 10.44 of Sovereign Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

(10.45)	Agreement and General Release, dated February 16, 2009, between Sovereign Bancorp, Inc. and Roy J. Lever (Incorporated by reference to Exhibit 10.45 of Sovereign Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008).

(31.1)	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.2)	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(32.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.