Form 10-Q
period 2009-06-30
SOVEREIGN BANCORP INC
filed 2009-08-07
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
(617) 346-7200
Registrant’s telephone number including area code
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐*

*	Registrant is not subject to the requirements of Rule 405 of Regulation S-T at this time.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☑
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2009

Common Stock (no par value)	511,107,043 shares

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
These forward-looking statements include statements with respect to Sovereign’s vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of Sovereign and are not historical facts. Although Sovereign believes that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors (some of which are beyond Sovereign’s control). Among the factors, which could cause Sovereign’s financial performance to differ materially from that expressed in the forward-looking statements are:
•	the strength of the United States economy in general and the strength of the regional and local economies in which Sovereign conducts operations, which may affect, among other things, the level of non-performing assets, charge-offs, and provision for credit losses;

•	the effects of, or policies determined by the Federal Deposit Insurance Corporation, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	inflation, interest rate, market and monetary fluctuations, which may, among other things reduce interest margins, impact funding sources and affect the ability to originate and distribute financial products in the primary and secondary markets;

•	adverse movements and volatility in debt and equity capital markets;

•	adverse changes in the securities markets, including those related to the financial condition of significant issuers in our investment portfolio;

•	revenue enhancement initiatives may not be successful in the marketplace or may result in unintended costs;

•	changing market conditions may force us to alter the implementation or continuation of cost savings or revenue enhancement strategies;

•	Sovereign’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the willingness of customers to substitute competitors’ products and services and vice versa;

•	the ability of Sovereign and its third party vendors to convert and maintain Sovereign’s data processing and related systems on a timely and acceptable basis and within projected cost estimates;

•	the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, capital, liquidity, proper accounting treatment, securities and insurance, and the application thereof by regulatory bodies and the impact of changes in and interpretation of generally accepted accounting principles in the United States;

•	additional legislation and regulations may be enacted or promulgated in the future, and we are unable to predict the form such legislation or regulation may take or to the degree which we need to modify our businesses or operations to comply with such legislation or regulation (for example, proposed legislation has been introduced in Congress that would amend the Bankruptcy Code to permit modifications of certain mortgages that are secured by a Chapter 13 debtor’s principal residence);

•	technological changes;

FORWARD LOOKING STATEMENTS
(continued)
•	competitors of Sovereign may have greater financial resources and develop products and technology that enable those competitors to compete more successfully than Sovereign;

•	changes in consumer spending and savings habits;

•	acts of terrorism or domestic or foreign military conflicts; and acts of God, including natural disasters;

•	regulatory or judicial proceedings;

•	changes in asset quality;

•	the outcome of ongoing tax audits by federal, state and local income tax authorities may require additional taxes be paid by Sovereign as compared to what has been accrued or paid as of period end;

•	Sovereign’s success in managing the risks involved in the foregoing;

•	the integration of Sovereign into the existing businesses of Santander or the integration may be more difficult, time consuming or costly than expected;

•	the combined company may not realize, to the extent or at the time we expect, revenue synergies and cost savings from the transaction; and

•	deposit attrition, operating costs, customer losses and business disruptions following the acquisition of Sovereign by Santander, including difficulties in maintaining relationships with employees, could be greater than expected.
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

PART I — FINANCIAL INFORMATION

Item 1.	Condensed Financial Information
SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited at June 30, 2009, audited at December 31, 2008)

	June 30,	December 31,
	2009	2008
	(in thousands, except share data)
ASSETS
Cash and amounts due from depository institutions	$4,782,355	$3,754,523
Investment securities:
Available-for-sale	10,040,559	9,301,339
Other investments	695,283	718,771
Loans held for investment	51,753,651	55,541,899
Allowance for loan losses	(1,441,155)	(1,102,753)

Net loans held for investment	50,312,496	54,439,146

Loans held for sale	1,118,919	327,332
Premises and equipment, net	521,607	550,150
Accrued interest receivable	237,991	251,612
Goodwill	3,431,481	3,431,481
Core deposit intangibles and other intangibles, net of accumulated amortization of $897,673 and $858,578 at June 30, 2009 and December 31, 2008, respectively	229,377	268,472
Bank owned life insurance	1,874,172	1,847,688
Other assets	1,930,757	2,203,154

TOTAL ASSETS	$75,174,997	$77,093,668

LIABILITIES
Deposits and other customer accounts	$49,265,802	$48,438,573
Borrowings and other debt obligations	17,178,420	20,964,185
Advance payments by borrowers for taxes and insurance	106,671	93,225
Other liabilities	1,875,092	2,000,971

TOTAL LIABILITIES	68,425,985	71,496,954

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; $25,000 liquidation preference; 7,500,000 shares authorized; 80,000 shares outstanding at June 30, 2009 and 8,000 shares outstanding at December 31, 2008	1,995,445	195,445
Common stock; no par value; 800,000,000 shares authorized; 503,907,043 shares issued at June 30, 2009 and 666,161,708 shares issued at December 31, 2008	7,807,670	7,718,771
Warrants and employee stock options issued	285,435	350,572
Treasury stock at cost; 0 shares at June 30, 2009 and 2,217,811 shares at December 31, 2008	—	(9,379)
Accumulated other comprehensive loss	(698,067)	(785,814)
Retained deficit	(2,641,471)	(1,872,881)

TOTAL STOCKHOLDERS’ EQUITY	6,749,012	5,596,714

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$75,174,997	$77,093,668

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
INTEREST INCOME:
Interest on loans	$649,647	$837,988	$1,325,343	$1,733,264
Interest-earning deposits	3,647	997	5,432	3,961
Investment securities:
Available-for-sale	80,744	156,164	168,291	324,273
Other investments	588	6,671	822	16,491

TOTAL INTEREST INCOME	734,626	1,001,820	1,499,888	2,077,989

INTEREST EXPENSE:
Deposits and customer accounts	180,412	228,546	396,810	543,649
Borrowings and other debt obligations	228,605	272,354	468,401	556,450

TOTAL INTEREST EXPENSE	409,017	500,900	865,211	1,100,099

NET INTEREST INCOME	325,609	500,920	634,677	977,890
Provision for credit losses	237,000	132,000	742,000	267,000

NET INTEREST (EXPENSE)/INCOME AFTER PROVISION FOR CREDIT LOSSES	88,609	368,920	(107,323)	710,890

NON-INTEREST INCOME:
Consumer banking fees	83,599	80,969	157,351	154,160
Commercial banking fees	47,733	53,747	93,826	108,200
Mortgage banking (losses)/income	19,075	37,897	(25,768)	32,764
Capital markets revenue	4,742	7,209	1,452	17,602
Bank owned life insurance	15,991	19,065	30,918	38,489
Miscellaneous income	4,593	6,322	8,556	11,619

TOTAL FEES AND OTHER INCOME	175,733	205,209	266,335	362,834

Total other-than-temporary impairment losses	(16,882)	—	(197,906)	—
Portion of loss recognized in other comprehensive income (before taxes)	(7,125)	—	94,234	—
Gains on the sale of investment securities	534	1,908	2,502	16,043

Net (loss)/gain on investment securities recognized in earnings	(23,473)	1,908	(101,170)	16,043

TOTAL NON-INTEREST INCOME	152,260	207,117	165,165	378,877

GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	157,233	191,754	341,271	376,346
Occupancy and equipment expenses	74,949	74,868	152,990	152,881
Technology expense	23,875	25,728	48,371	50,226
Outside services	14,635	15,542	29,563	31,172
Marketing expense	10,789	19,699	23,681	35,945
Other administrative expenses	37,028	44,006	72,811	74,598

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	318,509	371,597	668,687	721,168

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(continued)

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
OTHER EXPENSES:
Amortization of intangibles	$19,078	$28,106	$39,095	$57,228
Deposit insurance premiums	54,468	9,260	76,110	18,433
Equity method investments	7,274	9,509	17,135	12,638
Merger, restructuring and other charges	70,513	1,006	303,821	1,526

TOTAL OTHER EXPENSES	151,333	47,881	436,161	89,825

(LOSS)/INCOME BEFORE INCOME TAXES	(228,973)	156,559	(1,047,006)	278,774
Income tax (benefit)/provision	(38,890)	29,120	(39,632)	51,200

NET (LOSS)/INCOME	$(190,083)	$127,439	$(1,007,374)	$227,574

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2009
(Unaudited)
(in thousands)

						Accumulated		Total
	Common			Warrants		Other	Retained	Stock-
	Shares	Preferred	Common	& Stock	Treasury	Comprehensive	Earnings	Holders’
	Outstanding	Stock	Stock	Options	Stock	Loss	(Deficit)	Equity
Balance, December 31, 2008	663,946	$195,445	$7,718,771	$350,572	$(9,379)	$(785,814)	$(1,872,881)	$5,596,714
Cumulative effect of adopting FSP
FAS 115-2 and FAS 124-2	—	—	—	—	—	(157,894)	246,084	88,190

Balance at January 1, 2009	663,946	195,445	7,718,771	350,572	(9,379)	(943,708)	(1,626,797)	5,684,904
Comprehensive income:
Net loss	—	—	—	—	—	—	(1,007,374)	(1,007,374)
Change in unrealized gain/loss, net of tax:
Investment securities available-for-sale	—	—	—	—	—	249,024	—	249,024
Pension liabilities	—	—	—	—	—	1,185	—	1,185
Cash flow hedges	—	—	—	—	—	(4,568)	—	(4,568)

Total comprehensive loss								(673,543)

Issuance of preferred stock to Santander	—	1,800,000	—	—	—	—	—	1,800,000
Stock issued in connection with employee benefit and incentive compensation plans	4	—	46,800	346	47	—	—	47,193
Vesting of employee share based awards	—	—	42,099	(65,483)	9,342	—	—	(14,042)
Dividends paid on preferred stock	—	—	—	—	—	—	(7,300)	(7,300)
Stock repurchased	(5)	—	—	—	(10)	—	—	(10)
Shares cancelled by Santander	(160,038)	—	—	—	—	—	—	—

Balance, June 30, 2009	503,907	$1,995,445	$7,807,670	$285,435	$—	$(698,067)	$(2,641,471)	$6,749,012

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six-Month Period
	Ended June 30,
	2009	2008
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITES:
Net (loss)/income	$(1,007,374)	$227,574
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	742,000	267,000
Depreciation and amortization	121,507	119,531
Net amortization/accretion of investment securities and loan premiums and discounts	(19,547)	18,286
Net (gain)/loss on sale of loans	(40,661)	(26,766)
Net (gain)/loss on investment securities	101,170	(16,043)
Loss on debt extinguishments	68,733	—
Net loss on real estate owned and premises and equipment	4,387	6,165
Stock-based compensation	47,181	12,330
Origination and purchases of loans held for sale, net of repayments	(4,428,678)	(3,793,753)
Proceeds from sales of loans held for sale	3,677,147	3,933,343
Net change in:
Accrued interest receivable	13,621	51,793
Other assets and bank owned life insurance	401,485	72,023
Other liabilities	(263,195)	(121,408)

Net cash used by operating activities	(582,224)	750,075

CASH FLOWS FROM INVESTING ACTIVITIES:
Adjustments to reconcile net cash used in investing activities:
Proceeds from sales of investment securities:
Available-for-sale	2,573,312	110,657
Proceeds from repayments and maturities of investment securities:
Available-for-sale	3,594,232	3,164,698
Net change in other investments	23,488	255,939
Purchases of available-for-sale investment securities	(6,766,122)	(266,860)
Proceeds from sales of loans held for investment	38,498	118,117
Purchase of loans	(132,518)	(210,287)
Net change in loans other than purchases and sales	4,347,073	(593,436)
Proceeds from sales of premises and equipment	2,328	3,565
Purchases of premises and equipment	(12,374)	(42,355)
Proceeds from sales of real estate owned	25,026	18,763

Net cash provided by investing activities	3,692,943	2,558,801

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six-Month Period
	Ended June 30,
	2009	2008
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Adjustments to reconcile net cash provided by financing activities:
Net increase/(decrease) in deposits and other customer accounts	$827,229	$(2,623,680)
Net increase/(decrease) in borrowings	(3,661,262)	(4,397,955)
Net proceeds from senior notes, subordinated notes and credit facility	—	495,320
Repayments of borrowings and other debt obligations	(1,055,000)	(180,000)
Net increase/(decrease) in advance payments by borrowers for taxes and insurance	13,446	18,464
Cash dividends paid to preferred stockholders	(7,300)	(7,300)
Proceeds from the issuance of common stock, net of transaction costs	—	1,398,933
Proceeds from issuance of preferred stock	1,800,000	—
Treasury stock repurchases, net of proceeds	—	(2,463)

Net cash provided by / (used in) financing activities	(2,082,887)	(5,298,681)

Net change in cash and cash equivalents	1,027,832	(1,989,805)
Cash and cash equivalents at beginning of period	3,754,523	3,130,770

Cash and cash equivalents at end of period	$4,782,355	$1,140,965

	Six-Month Period
	Ended June 30,
	2009	2008
	(in thousands)
Supplemental Disclosures:
Net income taxes paid / (refunded)	$(31,698)	$(5,964)
Interest paid	$856,063	$1,147,262
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
The preparation of these financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for any interim periods are not necessarily indicative of the results which may be expected for the entire year. Certain amounts in the financials statements of prior periods have been reclassified to conform with the presentation used in the current period financial statements. These reclassifications had no effect on net income.
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
SFAS 141 (R) provides that for each business combination, one of the combining entities shall be identified as the acquirer with the acquirer defined as the entity that obtains control. We determined that the Transaction resulted in Santander obtaining control of Sovereign as Santander acquired all the voting shares of Sovereign. In reaching our determination that our outstanding public debt securities are significant, we considered both the face amount and fair value of our outstanding public debt securities, as well as a number of provisions contained within those securities which we believe might impact Santander’s ability to control their form of ownership of Sovereign. If push down accounting had been applied to the separate stand-alone financial statements of Sovereign, the measurement amounts for assets and liabilities as of January 30, 2009 would be based on the guidance in SFAS 141 (R), and would have approximated the purchase price of approximately $1.9 billion, as compared to Sovereign’s equity as of December 31, 2008 of approximately $5.6 billion. Such adjustments to fair value, if recorded, would have the effect of significantly reducing our regulatory capital and would require a capital infusion in order to ensure Sovereign Bank would remain well-capitalized.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(3) INVESTMENT SECURITIES
The following table presents the composition and fair value of investment securities available-for-sale at the dates indicated:

	June 30, 2009
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
U.S. Treasury and government agency securities	$52,419	$19	$31	$52,407
Debentures of FHLB, FNMA, and FHLMC	3,531,372	1,266	3,038	3,529,600
Corporate debt and asset-backed securities	2,443,438	18,979	24,886	2,437,531
Equity securities (1)	26,427	6,837	1	33,263
State and municipal securities	1,838,198	586	140,531	1,698,253
Mortgage-backed securities:
U.S. government agencies	1,210	—	31	1,179
FHLMC and FNMA debt securities	334,557	4,095	444	338,208
Non-agency securities	2,588,343	—	638,225	1,950,118

Total investment securities available-for-sale	$10,815,964	$31,782	$807,187	$10,040,559

	December 31, 2008
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
U.S. Treasury and government agency securities	$243,796	$991	$—	$244,787
Debentures of FHLB, FNMA, and FHLMC	4,597,607	21,175	64	4,618,718
Corporate debt and asset-backed securities	164,648	9	18,861	145,796
Equity securities (1)	63,317	533	36,757	27,093
State and municipal securities	1,840,080	—	210,967	1,629,113
Mortgage-backed securities:
U.S. government agencies	13,329	78	164	13,243
FHLMC and FNMA debt securities	470,522	8,508	2,744	476,286
Non-agency securities (2)	2,698,673	1	552,371	2,146,303

Total investment securities available-for-sale	$10,091,972	$31,295	$821,928	$9,301,339

(1)	Equity securities consist principally of preferred stock of FHLMC and FNMA.

(2)	Unrealized loss and amortized cost at December 31, 2008 is prior to the adoption of FSP FAS 115-2 and FAS 124-2.
Investment securities available-for-sale with an estimated fair value of $4.7 billion and $8.2 billion were pledged as collateral for borrowings, standby letters of credit, interest rate agreements and certain public deposits at June 30, 2009 and December 31, 2008, respectively.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(3) INVESTMENT SECURITIES (continued)
The following table discloses the aggregate amount of unrealized losses as of June 30, 2009 and December 31, 2008 on securities in Sovereign’s investment portfolio classified according to the amount of time that those securities have been in a continuous loss position:

	At June 30, 2009
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities
U.S. Treasury and government agency securities	$50,416	$(31)	$—	$—	$50,416	$(31)
Debentures of FHLB, FNMA and FHLMC	2,710,128	(3,038)	—	—	2,710,128	(3,038)
Corporate debt and asset-backed securities	898,822	(7,250)	44,453	(17,636)	943,275	(24,886)
Equity securities	—	—	253	(1)	253	(1)
State and municipal securities	95,820	(712)	1,459,948	(139,819)	1,555,768	(140,531)
Mortgage-backed Securities:
U.S. government agencies	333	(3)	819	(28)	1,152	(31)
FHLMC and FNMA debt securities	8,668	(48)	21,565	(396)	30,233	(444)
Non-agency securities	105,422	(36,748)	1,844,128	(601,477)	1,949,550	(638,225)

Total investment securities available-for-sale	$3,869,609	$(47,830)	$3,371,166	$(759,357)	$7,240,775	$(807,187)

	At December 31, 2008
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities
Debentures of FHLB, FNMA and FHLMC	$99,762	$(64)	$—	$—	$99,762	$(64)
Corporate debt and asset-backed securities	11	—	43,896	(18,861)	43,907	(18,861)
Equity securities	19,892	(36,756)	253	(1)	20,145	(36,757)
State and municipal securities	259,702	(20,875)	1,367,975	(190,092)	1,627,677	(210,967)
Mortgage-backed Securities:
U.S. government agencies	10,197	(142)	879	(22)	11,076	(164)
FHLMC and FNMA debt securities	228,474	(2,196)	13,970	(548)	242,444	(2,744)
Non-agency securities (1)	467,437	(139,985)	1,331,833	(412,386)	1,799,270	(552,371)

Total investment securities available-for-sale	$1,085,475	$(200,018)	$2,758,806	$(621,910)	$3,844,281	$(821,928)

(1)	Unrealized loss at December 31, 2008 is prior to the adoption of FSP FAS 115-2 and FAS 124-2.
As of June 30, 2009, management has concluded that the unrealized losses above on its investment securities (which totaled 260 individual securities) are temporary in nature since they are not related to the underlying credit quality of the issuers, the principal and interest on these securities are from investment grade issuers, the Company does not intend to sell these investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(3) INVESTMENT SECURITIES (continued)
Sovereign determined at March 31, 2009 that our Fannie Mae and Freddie Mac preferred stock unrealized loss of $36.9 million was other-than-temporary in accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“FAS 115”) and the SEC’s Staff Accounting Bulletin No. 59, “Accounting for Non-Current Marketable Equity Securities”. The Company’s assessment considered the duration and severity of the unrealized loss, the financial condition and the near-term prospects of the issuers and the likelihood of the market value of these instruments increasing to our initial cost basis within a reasonable period of time. The remaining cost basis of our shares at June 30, 2009 was $10.4 million.
The unrealized losses on the Company’s state and municipal bond portfolio decreased to $140.5 million at June 30, 2009 from $211.0 million at December 31, 2008. This portfolio consists of general obligation bonds of states, cities, counties and school districts. The portfolio has a weighted average underlying credit risk rating of AA-. These bonds are insured with various companies and as such, carry additional credit protection. The Company has determined that the unrealized losses on the portfolio are due to an increase in credit spreads and liquidity issues in the marketplace and concerns with respect to the financial strength of third party insurers. However, even if it was assumed that the insurers could not honor their obligation, our underlying portfolio is still investment grade and the Company believes that we will collect all scheduled principal and interest. The Company has concluded these unrealized losses are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.
The unrealized losses on the non-agency securities portfolio were $638.2 million at June 30, 2009. Other than what is described in the following two paragraphs, this portfolio consists primarily of highly rated non-agency mortgage-backed securities from a diverse group of issuers in the private-label market. The Company has determined that the unrealized losses on the portfolio are due to an increase in credit spreads and liquidity issues in the marketplace. The Company has concluded these unrealized losses are temporary in nature on the majority of this portfolio since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. Additionally, our investments are in subordinated positions that are not expected to incur current and expected cumulative losses.
For the three-month period ended December 31, 2008, it was concluded that the Company would not recover the full outstanding principal on five bonds in our non-agency mortgage backed portfolio with a book value of $654.3 million whose fair value was $346.4 million. Under SFAS No. 115 (prior to the issuance by the Financial Accounting Standards Board (FASB) of the final staff position (FSP) FAS 115-2 and FAS 124-2), in the event that it is concluded that all of the investment securities principal cash flows will not be collected, a charge to earnings was required to write-down the investment to its fair market value even if the entity expected to collect principal cash flows in excess of this amount. As a result, Sovereign recorded a $307.9 million other-than-temporary-impairment (“OTTI”) charge.
In April 2009, the FASB issued three FSP’s intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 115-2 and FAS 124-2 changes existing impairment guidance under FAS 115 in the following significant ways:
•	For debt securities, the “ability and intent to hold” provision was eliminated, and impairment is now considered to be other-than-temporary if an entity (i) intends to sell the security, (ii) more likely than not will be required to sell the security before recovering its cost, or (iii) does not expect to recover the security’s entire amortized cost basis (even if the entity does not intend to sell). This new framework does not apply to equity securities (i.e., impaired equity securities will continue to be evaluated under previously existing guidance).
The “probability” standard relating to the collectibility of cash flows was eliminated, and impairment is now considered to be other-than-temporary if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security (any such shortfall is referred to in FSP 115-2 as a “credit loss”).
•	If an entity intends to sell an impaired debt security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the impairment is other-than-temporary and should be recognized currently in earnings in an amount equal to the entire difference between fair value and amortized cost.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(3) INVESTMENT SECURITIES (continued)
•	If a credit loss exists, but an entity does not intend to sell the impaired debt security and is not more likely than not to be required to sell before recovery, the impairment is other-than-temporary and should be separated into (i) the estimated amount relating to credit loss, and (ii) the amount relating to all other factors. Only the estimated credit loss amount is recognized currently in earnings, with the remainder of the loss amount recognized in other comprehensive income.
Upon adoption of FSP FAS 115-2, a cumulative effect adjustment should be made to reclassify the non-credit portion of any other-than-temporary impairments previously recorded through earnings to accumulated other comprehensive income for investments held as of the beginning of the interim period of adoption. This adjustment should only be made if the entity does not intend to sell and more-likely-than-not will not be required to sell the security before recovery of its amortized cost basis (i.e., the impairment does not meet the new definition of other-than-temporary). The cumulative effect adjustment should be determined based on the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security as of the beginning of the interim period in which the FSP is adopted. The cumulative effect adjustment should include the related tax effects.
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
For the six months ended June 30, 2009, Sovereign updated its assessment of the unrealized losses in its non-agency mortgage backed security portfolio and whether the losses were temporary in nature. Upon completion of this review, it was concluded that additional credit losses are expected on the five bonds which Sovereign recorded an OTTI charge at December 31, 2008 in the amount of $38.6 million. It was also determined that the present value of the expected cash flows on four additional non-agency mortgage backed securities was less than their carrying value which resulted in an additional impairment of $28.2 million.
Below is a rollforward of the anticipated credit losses on securities which Sovereign has recorded other-than-temporary impairment charges on through earnings (excludes OTTI charges on our Fannie Mae and Freddie Mac preferred stock since these are equity securities).

Beginning balance at December 31, 2008	$62,834
Additions for amount related to credit loss for which an OTTI was not previously recognized	28,206
Reductions for securities sold during the period	—
Reductions for increases in cash flows expected to be collected and recognized over the remaining life of security	—
Additional increases to credit losses for previously recognized OTTI charges when there is no intent to sell the security	38,591

Ending balance at June 30, 2009	$129,631

The nine bonds that have been determined to be other-than-temporarily impaired have a weighted average S&P credit rating of B+ at June 30, 2009. Each of these securities contains various levels of credit subordination. The underlying mortgage loans that comprise these investment securities were primarily originated in the years 2006 and 2007 and consist of 57.7% of jumbo mortgage loans and 70.9% of limited documentation loans. A summary of the key assumptions utilized to forecast future expected cash flows on the securities determined to have OTTI were as follows at June 30, 2009.

June 30, 2009
Loss severity	48.06%
Expected cumulative loss percentage	29.80%
Cumulative loss percentage to date	2.07%
Weighted average FICO	706
Weighted average LTV	71.6%

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(4) LOANS
The following table presents the composition of the loans held for investment portfolio by type of loan and by fixed and adjustable rates at the dates indicated:

	June 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Commercial real estate loans (1)	$12,974,027	25.1%	$13,181,624	23.7%
Commercial and industrial loans	11,178,208	21.6	12,428,069	22.4
Multi-family loans	4,513,286	8.7	4,512,608	8.1
Other	1,483,420	2.9	1,650,824	3.0

Total commercial loans held for investment	30,148,941	58.3	31,773,125	57.2

Residential mortgages	10,142,122	19.6	11,103,279	20.0
Home equity loans and lines of credit	6,804,481	13.1	6,891,918	12.4

Total consumer loans secured by real estate	16,946,603	32.7	17,995,197	32.4

Auto loans	4,384,449	8.5	5,482,852	9.9
Other	273,658	0.5	290,725	0.5

Total consumer loans held for investment	21,604,710	41.7	23,768,774	42.8

Total loans held for investment (2)	$51,753,651	100.0%	$55,541,899	100.0%

Total loans held for investment with:
Fixed rate	$26,785,302	51.8%	$29,559,229	53.2%
Variable rate	24,968,349	48.2	25,982,670	46.8

Total loans held for investment (2)	$51,753,651	100.0%	$55,541,899	100.0%

(1)	Includes commercial construction loans of $2.8 billion and $2.7 billion at June 30, 2009 and December 31, 2008, respectively.

(2)	Total loans held for investment includes deferred loan origination costs, net of deferred loan fees and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net increase in loans of $126.1 million and $150.4 million at June 30, 2009 and December 31, 2008, respectively. Loans pledged as collateral totaled $40.3 billion and $42.7 billion at June 30, 2009 and December 31, 2008, respectively.
The following table presents the composition of the loan held for sale portfolio by type of loan. Our entire loans held for sale portfolio have fixed rates:

	June 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Multi-family loans	$23,967	2.1%	$13,503	4.1%
Residential mortgages	1,094,952	97.9	313,829	95.9

Total loans held for sale	$1,118,919	100.0%	$327,332	100.0%

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)

(4)	LOANS (continued)
The following tables present the activity in the allowance for credit losses for the periods indicated and the composition of non-performing assets at the dates indicated:

	Six-Month Period Ended
	June 30,
	2009	2008
Allowance for loan losses, beginning of period	$1,102,753	$709,444
Charge-offs:
Commercial	151,707	53,988
Consumer secured by real estate	49,010	34,610
Consumer not secured by real estate	119,425	126,846

Total Charge-offs	320,142	215,444

Recoveries:
Commercial	5,121	5,639
Consumer secured by real estate	5,617	5,175
Consumer not secured by real estate	44,307	43,397

Total Recoveries	55,045	54,211

Charge-offs, net of recoveries	265,097	161,233
Provision for loan losses (1)	603,499	260,537

Allowance for loan losses, end of period	1,441,155	808,748

Reserve for unfunded lending commitments, beginning of period	65,162	28,301
Provision for unfunded lending commitments (1)	138,500	6,463
Reserve for unfunded lending commitments, end of period	203,662	34,764

Total allowance for credit losses, end of period	$1,644,817	$843,512

(1)	Sovereign defines the provision for credit losses on the consolidated statement of operations as the sum of the total provision for loan losses and provision for unfunded lending commitments.

	June 30,	December 31,
	2009	2008
Non-accrual loans:
Consumer:
Residential mortgages	$520,179	$233,176
Home equity loans and lines of credit	90,207	69,247
Auto loans and other consumer loans	14,591	3,777

Total consumer loans	624,977	306,200
Commercial	448,311	244,847
Commercial real estate	695,805	319,565
Multi-family	288,731	42,795

Total non-accrual loans	2,057,824	913,407
Restructured loans	304	268

Total non-performing loans	2,058,128	913,675

Other real estate owned	36,324	49,900
Other repossessed assets	10,645	21,836

Total other real estate owned and other repossessed assets	46,969	71,736

Total non-performing assets	$2,105,097	$985,411

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(5) DEPOSIT PORTFOLIO COMPOSITION
The following table presents the composition of deposits and other customer accounts at the dates indicated:

	June 30, 2009			December 31, 2008
			Weighted			Weighted
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate
Demand deposit accounts	$7,418,080	15.1%	—%	$6,684,232	13.8%	—%
NOW accounts	5,361,764	10.9	0.26	5,031,748	10.4	0.56
Money market accounts	11,923,196	24.2	0.97	10,483,151	21.6	2.39
Savings accounts	3,600,361	7.3	0.15	3,582,150	7.4	0.46
Certificates of deposit	13,264,949	26.9	2.99	13,559,146	28.0	3.37

Total retail and commercial deposits	41,568,350	84.4	1.28	39,340,427	81.2	1.91
Wholesale NOW accounts	17,445	0.0	0.82	67,213	0.2	2.27
Wholesale money market accounts	902,081	1.8	0.42	1,701,734	3.5	0.46
Wholesale certificates of deposit	3,686,257	7.5	2.13	3,004,958	6.2	3.54

Total wholesale deposits	4,605,783	9.3	1.79	4,773,905	9.9	2.43
Government deposits	1,512,080	3.1	0.49	2,633,859	5.4	1.01
Customer repurchase agreements	1,579,589	3.2	0.33	1,690,382	3.5	0.41

Total deposits	$49,265,802	100.0%	1.27%	$48,438,573	100.0%	1.86%

(6) BORROWINGS AND OTHER DEBT OBLIGATIONS
The following table presents information regarding borrowings and other debt obligations at the dates indicated:

	June 30, 2009		December 31, 2008
		Effective		Effective
	Balance	Rate	Balance	Rate
Sovereign Bank borrowings and other debt obligations:
Fed funds purchased	$1,000,000	0.25%	$2,000,000	0.60%
FHLB advances	10,672,500	5.32	13,267,834	4.71
Reit preferred	148,459	14.05	147,961	14.10
Senior notes	1,345,529	3.92	1,344,702	3.92
Subordinated notes	1,658,527	5.86	1,653,684	5.87
Holding company borrowings and other debt obligations:
Senior notes	1,095,453	3.51	1,293,859	3.56
Junior subordinated debentures due to Capital Trust Entities	1,257,952	6.59	1,256,145	7.23

Total borrowings and other debt obligations	$17,178,420	5.02%	$20,964,185	4.51%

On March 1, 2009, $200 million of floating rate senior notes with an interest rate of three month Libor plus 28 basis points matured. Additionally, during the three-month period ended March 31, 2009, the Company retired $1.4 billion of advances from the Federal Home Loan Bank (“FHLB”) incurring prepayment penalties of $68.7 million. This decision was made to reduce interest expense in future periods since the advances were at above market interest rates due to the current low rate environment.

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
As part of its overall business strategy, Sovereign originates fixed rate residential mortgages. It sells a portion of this production to Federal Home Loan Mortgage Corporation (“FHLMC”), Fannie National Mortgage Association (“FNMA”), and private investors. The loans are exchanged for cash or marketable fixed rate mortgage-backed securities which are generally sold. This helps insulate Sovereign from the interest rate risk associated with these fixed rate assets. Sovereign uses forward sales, cash sales and options on mortgage-backed securities as a means of hedging against changes in interest rate on the mortgages that are originated for sale and on interest rate lock commitments.
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
Fair Value Hedges. Sovereign has entered into pay-variable, receive-fixed interest rate swaps to hedge changes in fair values of certain brokered certificates of deposits and certain debt obligations. For the six-month periods ended June 30, 2009 and 2008, income of $2.0 million and expense of $3.2 million, respectively, were recorded in earnings associated with hedge ineffectiveness.
Cash Flow Hedges. Sovereign hedges exposures to changes in cash flows associated with forecasted interest payments on variable-rate liabilities, through the use of pay-fixed, receive variable interest rate swaps. The last of the hedges is scheduled to expire in January 2016. For the six months ended June 30, 2009 and 2008, no hedge ineffectiveness was required to be recognized in earnings associated with cash flow hedges. During the six months ended June 30, 2009 and 2008, $17.3 million and $6.5 million of losses deferred in accumulated other comprehensive income were recorded as interest expense as a result of discontinuance of cash flow hedges for which the forecasted transaction was probable of occurring. As of June 30, 2009, Sovereign expects approximately $117.9 million of the deferred net after-tax loss on derivative instruments included in accumulated other comprehensive income to be reclassified to earnings during the next twelve months. The effective portion of gains and losses on derivative instruments designated as cash flow hedges recorded in other comprehensive income and reclassified into earnings resulted in an increase of $68.3 million and $131.5 million to interest expense for the three-month and six-month period ended June 30, 2009. The effective portion of the unrealized gain recognized in other comprehensive income on cash flow hedges was $51.8 million and $81.4 million for the three-month and six-month period ended June 30, 2009.
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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(7) DERIVATIVES (continued)
Shown below is a summary of the derivatives designated as hedges under SFAS No. 133 at June 30, 2009 and December 31, 2008:

	Notional			Receive	Pay	Life
	Amount	Asset	Liability	Rate	Rate	(Years)
June 30, 2009
Fair value hedges:
Receive fixed – pay variable interest rate swaps	$640,000	$7,344	$49,908	6.10%	4.01%	7.7
Cash flow hedges:
Pay fixed – receive floating interest rate swaps	5,750,000	3,601	264,766	0.81%	5.14%	1.2

Total derivatives used in SFAS 133 hedging relationships	$6,390,000	$10,945	$314,674	1.34%	5.02%	1.8

December 31, 2008
Fair value hedges:
Receive fixed – pay variable interest rate swaps	$678,000	$6,262	$369	6.02%	5.02%	7.7
Cash flow hedges:
Pay fixed – receive floating interest rate swaps	6,800,000	4,154	357,969	2.45%	5.13%	1.5

Total derivatives used in SFAS 133 hedging relationships	$7,478,000	$10,416	$358,338	2.77%	5.12%	2.1

Summary information regarding other derivative activities at June 30, 2009 and December 31, 2008 follows:

	June 30,	December 31,
	2009	2008
	Asset	Asset
	(Liability)	(Liability)
Mortgage banking derivatives:
Forward commitments to sell loans	$11,999	$(9,598)
Interest rate lock commitments	3,739	8,573

Total mortgage banking risk management	15,738	(1,025)

Swaps receive fixed	310,511	502,890
Swaps pay fixed	(298,535)	(478,398)
Market value hedge	—	(134)

Net customer related interest rate hedges	11,976	24,358

Precious metals forward sale agreements	1,751	(1,227)
Precious metals forward purchase arrangements	(1,726)	1,227
Foreign exchange contracts	5,837	7,736

Total	$33,576	$31,069

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)

(7)	DERIVATIVES (continued)
The following financial statement line items were impacted by Sovereign’s derivative activity as of and for the six months ended June 30, 2009:

	Balance Sheet Effect at	Income Statement Effect For The Six Months Ended
Derivative Activity	June 30, 2009	June 30, 2009
Fair value hedges:
Receive fixed-pay variable interest rate swaps	Increases to CDs, other assets, and other liabilities of $0.2 million, $7.3 million and $49.9 million, respectively.	Increase in net interest income of $1.2 million.

Cash flow hedges:
Pay fixed-receive floating interest rate swaps	Increases to other assets, other liabilities and deferred taxes of $3.6 million, $264.8 million and $95.3 million, respectively, and a decrease to stockholders’ equity of $165.8 million.	Decrease in net interest income of $112.7 million.

Other hedges:
Forward commitments to sell loans	Increase to other assets of $12.0 million.	Increase in mortgage banking revenues of $21.6 million.

Interest rate lock commitments	Increase to mortgage loans of $3.7 million.	Decrease in mortgage banking revenues of $4.8 million.

Net customer related hedges	Increase to other assets of $12.0 million.	Decrease in capital markets revenue of $12.4 million.

Forward commitments and forward settlement arrangements on precious metals	Increase to other assets of $24 thousand.	Increase in commercial banking fees of $24 thousand.

Foreign exchange	Increase to other assets of $5.8 million.	Decrease in commercial banking fees of $1.9 million.
The following financial statement line items were impacted by Sovereign’s derivative activity as of December 31, 2008 and for the six months ended June 30, 2008:

	Balance Sheet Effect at	Income Statement Effect For The Six Months Ended
Derivative Activity	December 31, 2008	June 30, 2008
Fair value hedges:
Receive fixed-pay variable interest rate swaps	Increases to borrowings, CDs, other assets, and other liabilities of $6.1 million, $1.4 million, $6.3 million and $0.4 million, respectively.	Increase in net interest income of $6.7 million.

Cash flow hedges:
Pay fixed-receive floating interest rate swaps	Increases to other assets, other liabilities, and deferred taxes of $4.2 million, $358.0 million, and $129.1 million, respectively and a net decrease to stockholders’ equity of $224.7 million.	Decrease in net interest income of $60.3 million.

Other hedges:
Forward commitments to sell loans	Increase to other liabilities of $9.6 million.	Increase in mortgage banking revenues of $7.1 million.

Interest rate lock commitments	Increase to mortgage loans of $8.6 million.	Decrease in mortgage banking revenues of $1.0 million.

Net customer related hedges	Increase to other assets of $24.4 million.	Increase in capital markets revenue of $4.1 million.

Forward commitments and forward settlement arrangements on precious metals	Increase to other liabilities of $0 million.	Increase in commercial banking fees of $1.0 million.

Foreign exchange	Increase to other assets of $7.7 million.	Increase in commercial banking fees of $3.4 million.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(8) COMPREHENSIVE (LOSS)/INCOME
The following table presents the components of comprehensive income, net of related tax, for the periods indicated:

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Net income	$(190,083)	$127,439	$(1,007,374)	$227,574
Adoption of FSP 115-2 and FAS 124-2	—	—	88,190	—
Change in accumulated losses/(gains) on cash flow hedge derivative financial instruments, net of tax	(46,342)	124,925	(15,583)	883
Change in unrealized gains/(losses) on investment securities available-for-sale, net of tax	193,183	(93,634)	184,680	(385,978)
Less reclassification adjustment, net of tax:
Derivative instruments	(5,499)	(2,194)	(11,015)	(4,219)
Pensions	(389)	(124)	(1,185)	(249)
Investments available-for-sale	(14,929)	4,088	(64,344)	13,276

Comprehensive income	$(22,425)	$156,960	$(673,543)	$(166,329)

Accumulated other comprehensive (loss)/income, net of related tax, consisted of net unrealized losses on securities of $414.8 million (which includes $94.2 million on securities for which OTTI charges have been previously recognized in earnings), net accumulated losses on unfunded pension liabilities of $19.8 million and net accumulated losses on derivatives of $263.4 million at June 30, 2009 and net unrealized losses on securities of $506.0 million, net accumulated losses on unfunded pension liabilities of $21.0 million and net accumulated losses on derivatives of $258.8 million at December 31, 2008.
(9) MORTGAGE SERVICING RIGHTS
At June 30, 2009 and December 31, 2008, Sovereign serviced residential real estate loans for the benefit of others totaling $14.0 billion and $13.1 billion, respectively. The fair value of the servicing portfolio at June 30, 2009 and December 31, 2008 was $128.3 million and $113.2 million, respectively. For the three months ended June 30, 2009, Sovereign recorded a $15.0 million recovery on our mortgage servicing rights due to slower expected prepayments on our mortgages thus increasing the value of our servicing rights due to an increase in market interest rates since March 31, 2009. The $15.0 million recovery for the three months ending June 30, 2009 offset the impairment of $14.1 million recorded for the three months ending March 31, 2009 resulting in a net recovery of $0.9 million on our mortgage servicing rights for the six months ended June 30, 2009. The following table presents a summary of the activity of the asset established for Sovereign’s residential mortgage servicing rights.

Gross balance as of December 31, 2008	$161,288
Mortgage servicing assets recognized	45,484
Amortization	(31,122)

Gross balance at June 30, 2009	175,650
Valuation allowance	(47,888)

Balance as June 30, 2009	$127,762

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

	June 30, 2009	March 31, 2009	December 31, 2008	June 30, 2008
CPR speed	24.44%	32.44%	29.65%	12.19%
Escrow credit spread	3.70%	4.01%	4.35%	4.74%
A valuation allowance is established for the excess of the cost of each residential mortgage servicing asset stratum over its estimated fair value. Activity in the valuation allowance for mortgage servicing rights for the six months ended June 30, 2009 consisted of the following:

Balance as of December 31, 2008	$48,815
Net decrease in valuation allowance for mortgage servicing rights	(927)

Balance as June 30, 2009	$47,888

Sovereign also originates and sells multi-family loans in the secondary market to Fannie Mae while retaining servicing. At June 30, 2009 and December 31, 2008, Sovereign serviced $13.1 billion and $13.0 billion of loans for Fannie Mae and as a result has recorded servicing assets of $9.7 million and $14.7 million, respectively. Sovereign recorded servicing asset amortization of $2.2 million and $4.4 million related to the multi-family loans sold to Fannie Mae for the three-months and six-months ended June 30, 2009. Sovereign recognized servicing assets of $1.6 million during the first six months of 2009. Sovereign recorded a multi-family servicing right recovery of $1.3 million for the three-month period ended June 30, 2009 and a net impairment of $2.3 million for the six-month period ended June 30, 2009 compared to a net recovery of $0.6 million and a net impairment of $4.2 million for the corresponding periods in the prior year.
Sovereign had (losses)/gains on the sale of mortgage loans, multi-family loans and home equity loans of $9.1 million and $(29.4) million for the three-month and six-month periods ended June 30, 2009, compared with $14.7 million and $27.9 million for the corresponding periods ended June 30, 2008. The three-month and six-month periods ended June 30, 2009 included charges of $21.9 million and $70.0 million to increase our recourse reserves associated with the sales of multifamily loans to Fannie Mae. This increase was due to higher loss rate assumptions due to the deteriorating economic environment and as a result, Sovereign now has recourse reserves of $102.2 million associated with multi-family loans sold to Fannie Mae.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(10) BUSINESS SEGMENT INFORMATION
Segment results are derived from the Company’s business unit profitability reporting system by specifically attributing managed balance sheet assets, deposits and other liabilities and their related interest income or expense to each of our segments. Funds transfer pricing methodologies are utilized to allocate a cost for funds used or a credit for funds provided to business line deposits, loans and selected other assets using a matched funding concept. The provision for credit losses recorded by each segment is based on the net charge-offs of each line of business and the difference between the provision for credit losses recognized by the Company on a consolidated basis and the provision recorded by the business line at the time of charge-off is allocated to each business line based on the risk profile of their loan portfolio. Other income and expenses directly managed by each business line, including fees, service charges, salaries and benefits, and other direct expenses as well as certain allocated corporate expenses are accounted for within each segment’s financial results. Where practical, the results are adjusted to present consistent methodologies for the segments. Accounting policies for the lines of business are the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business. In connection with the acquisition of Sovereign by Santander in the first quarter of 2009, certain changes to our executive management team were announced. These events impacted how our executive management team measured and assessed our business performance.
As a result of these changes, we now have four reportable segments. The Company’s segments are focused principally around the customers Sovereign serves. The Retail Banking Division is primarily comprised of our branch locations and our residential mortgage business. Our branches offer a wide range of products and services to customers and each attracts deposits by offering a variety of deposit instruments including demand and NOW accounts, money market and savings accounts, certificates of deposits and retirement savings plans. Our branches also offer certain consumer loans such as home equity loans and other consumer loan products. It also provides business banking loans and small business loans to individuals. Finally our residential mortgage business reports into our head of Retail Banking. Our specialized business segment is primarily comprised of leases to commercial customers, our New York multi-family and national commercial real estate lending group, our automobile dealer floor plan lending group and our indirect automobile lending group. The Middle Market segment provides the majority of Sovereign’s commercial lending platforms such as commercial real estate loans and commercial industrial loans and also contains the Company’s related commercial deposits. The Other segment includes earnings from the investment portfolio, interest expense on Sovereign’s borrowings and other debt obligations, minority interest expense, amortization of intangible assets and certain unallocated corporate income and expenses.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(10) BUSINESS SEGMENT INFORMATION (continued)
The following tables present certain information regarding the Company’s segments. Prior periods have been reclassified to conform to the current presentation.

For the three-month period ended		Specialized	Middle
June 30, 2009	Retail	Business(1)	Market	Other(3)	Total

Net interest income/(expense)	$203,922	$92,554	$81,448	$(52,315)	$325,609
Fees and other income	138,010	997	18,110	18,616	175,733
Provision for credit losses	71,433	94,350	71,217	—	237,000
General and administrative expenses	248,437	24,550	23,603	21,919	318,509
Depreciation/amortization	27,286	2,548	542	30,808	61,184
Income/(loss) before income taxes(1)	(27,060)	(26,397)	(1,934)	(173,582)	(228,973)
Intersegment revenue/(expense) (2)	82,123	(171,717)	(26,932)	116,526	—
Total average assets	$22,175,715	$20,996,648	$12,035,992	$21,633,399	$76,841,754

For the six-month period ended		Specialized	Middle
June 30, 2009	Retail	Business(1)	Market	Other(3)	Total

Net interest income/(expense)	$396,193	$184,471	$159,937	$(105,924)	$634,677
Fees and other income	239,028	(37,273)	34,901	29,679	266,335
Provision for credit losses	211,389	314,752	215,859	—	742,000
General and administrative expenses	527,295	50,899	51,921	38,572	668,687
Depreciation/amortization	52,683	4,981	1,176	62,667	121,507
Income/(loss) before income taxes(1)	(173,982)	(218,529)	(80,880)	(573,615)	(1,047,006)
Intersegment revenue/(expense) (2)	166,720	(352,442)	(56,132)	241,854	—
Total average assets	$22,516,992	$21,818,193	$12,240,477	$19,936,197	$76,511,859

For the three-month period ended		Specialized	Middle
June 30, 2008	Retail	Business	Market	Other	Total

Net interest income/(expense)	$241,735	$88,755	$103,615	$66,815	$500,920
Fees and other income	128,591	34,970	16,437	25,211	205,209
Provision for credit losses	29,594	74,547	27,859	—	132,000
General and administrative expenses	296,234	27,331	38,047	9,985	371,597
Depreciation/amortization	20,285	2,187	897	37,309	60,678
Income/(loss) before income taxes(1)	37,246	17,658	53,077	48,578	156,559
Intersegment revenue/(expense) (2)	96,899	(237,177)	(53,348)	193,626	—
Total average assets	$23,604,982	$24,925,302	$13,161,963	$18,109,503	$79,801,750

For the six-month period ended		Specialized	Middle
June 30, 2008	Retail	Business	Market	Other	Total

Net interest income/(expense)	$478,742	$176,210	$214,746	$108,192	$977,890
Fees and other income	209,628	66,488	36,421	50,297	362,834
Provision for credit losses	61,500	146,649	58,851	—	267,000
General and administrative expenses	591,035	55,321	67,916	6,896	721,168
Depreciation/amortization	37,927	4,133	1,835	75,636	119,531
Income/(loss) before income taxes(1)	21,481	28,211	122,278	106,804	278,774
Intersegment revenue/(expense) (2)	232,405	(493,127)	(112,313)	373,035	—
Total average assets	$23,811,216	$24,886,278	$12,933,009	$18,735,716	$80,366,219

(1)	Included in fees and other income in the Specialized Business Group are charges of $21.9 million and $70.0 million for the three months and six months ended June 30, 2009 associated with increasing multi-family recourse reserves for loans sold to Fannie Mae.

(2)	Intersegment revenue/(expense) represent charges or credits for funds used or provided by each of the segments and are included in net interest income.

(3)	Included in Other for the three months and six months ended June 30, 2009 were OTTI charges of $24.0 and $103.7 million on FNMA and FHLMC preferred stock and non-agency mortgage backed securities. Results also included net merger, restructuring, severance and debt extinguishment charges of $70.5 million and $303.8 million for the three months and six months ended June 30, 2009, respectively.

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
SFAS No. 109 suggests that additional scrutiny should be given to deferred tax assets of an entity with cumulative pre-tax losses during the three most recent years and is widely considered significant negative evidence that is objective and verifiable and therefore, difficult to overcome. During the three years ended December 31, 2008, we had cumulative pre-tax losses and considered this factor in our analysis of deferred tax assets at year-end. Additionally, based on the continued economic uncertainty that existed at that time, it was determined that it was probable that the Company would not generate significant pre-tax income in the near term on a stand-alone basis (i.e. Management did not consider the potential economic benefits associated with our transaction with Santander in accordance with U.S. generally accepted accounting principles). As a result of these facts, Sovereign recorded a $1.43 billion valuation allowance against its deferred tax assets for the year-ended December 31, 2008.
During the six-month period ended June 30, 2009, Sovereign reported a pretax loss of $1.0 billion, due to an elevated provision for credit losses, as well as significant restructuring and transaction costs associated with the acquisition of Sovereign by Santander which closed on January 30, 2009. Given the significant loss incurred for the six months ended June 30, 2009, as well as in prior years, Sovereign did not record a tax benefit on its pretax loss that was incurred. As of June 30, 2009 the Company’s valuation allowance is $1.6 billion. The Company will continue to evaluate the need for its valuation allowance against deferred taxes in future periods. Sovereign did recognize a tax benefit of $39.6 million for the six months ending June 30, 2009 primarily related to the favorable resolution of certain tax items with the IRS that enabled us to realize a deferred tax asset that previously had a valuation allowance assigned to it.
At June 30, 2009, Sovereign had net unrecognized tax benefit reserves related to uncertain tax positions of $85.8 million, which represents the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Gross unrecognized tax benefits at December 31, 2008	$105,705
Additions based on tax positions related to the current year	1,126
Additions based on tax positions related to prior years	759
Settlements	(900)
Reductions based on tax positions related to prior years	(2,477)

Gross unrecognized tax benefits at June 30, 2009	104,213
Less: Federal, state and local income tax benefits	18,449

Total unrecognized tax benefits that, if recognized, would impact the effective income tax rate as of June 30, 2009	$85,764

Sovereign recognizes penalties and interest accrued related to unrecognized tax benefits within income tax expense on the Consolidated Statement of Operations. During the three-month and six-month periods ended June 30, 2009, Sovereign recognized an increase of approximately $0.8 million and a decrease of approximately $0.1 million in interest and penalties compared to increases of $4.6 million and $5.9 million for the corresponding periods in the prior year. Included in gross unrecognized tax benefits at June 30, 2009 was approximately $14.8 million for the potential payment of interest and penalties.
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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(11) INCOME TAXES (continued)
Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. Sovereign reviews its tax balances quarterly and as new information becomes available, the balances are adjusted, as appropriate. The Company is subject to ongoing tax examinations and assessments in various jurisdictions. In late 2008, the Internal Revenue Service (the “IRS”) completed its examination of the Company’s federal income tax returns for the years 2002 through 2005. Included in this examination cycle are two separate financing transactions with an international bank totaling $1.2 billion. As a result of these transactions, Sovereign was subject to foreign taxes of $154.0 million during the years 2003 through 2005 and claimed a corresponding foreign tax credit for foreign taxes paid during those years. In 2006 and 2007, Sovereign was subject to an additional $87.6 million and $22.5 million, respectively, of foreign taxes related to these financing transactions and claimed a corresponding foreign tax credit. The IRS issued a notification of adjustment disallowing the foreign tax credits taken in 2003-2005 in the amount of $154.0 million related to these transactions; disallowing deductions for issuance costs and interest expense related to the transaction which would result in an additional tax liability of $24.9 million and assessed interest and potential penalties, the combined amount of which totaled approximately $71.0 million. Sovereign has paid the additional tax due resulting from the IRS’ adjustments, as well as the assessed interest and penalties and has filed a lawsuit seeking the refund of those amounts in Federal District Court. In addition, the IRS has commenced its audit for the years 2006 and 2007. We expect that in the future the IRS will propose to disallow the foreign tax credits and deductions taken in 2006 and 2007 of $87.6 million and $22.5 million, respectively; disallow deductions for issuance costs and interest expense which would result in an additional tax liability of $37.1 million; and to assess interest and penalties. Sovereign continues to believe that it is entitled to claim these foreign tax credits taken with respect to the transactions and also continues to believe it is entitled to tax deductions for the related issuance costs and interest deductions. Sovereign also believes that its recorded tax reserves for its position of $57.6 million adequately provides for any potential exposure to the IRS related to these items. However, as the Company continues to go through the litigation process, we will continue to evaluate the appropriate tax reserve levels for this position and any changes made to the tax reserves may materially affect Sovereign’s income tax provision, net income and regulatory capital in future periods.
(12) RELATED PARTY TRANSACTIONS
The Company is engaged in certain activities with a mortgage broker due to its acquisition of Independence. This broker is deemed to be a “related party” of the Company as such term is defined in SFAS No. 57 since Sovereign has a 35% minority equity investment in it. This mortgage broker refers and receives fees from borrowers seeking financing of their multi-family and/or commercial real estate loans to Sovereign as well as to numerous other financial institutions. Additionally, substantially all of Sovereign’s multi-family loan originations are obtained via our relationship with this broker. Sovereign recognized losses on the sales of multi-family loans of $17.9 million and $68.1 million for the three-month and six-month periods ended June 30, 2009 due to the previously mentioned increases to recourse reserves on loans sold to Fannie Mae, compared to gains of $9.7 million and $18.9 million for the corresponding periods in the prior year.
In June 2009, Sovereign entered into a three year contract with Santander Consumer USA Inc. and Subsidiaries (“SCUSA”) to service Sovereign’s indirect auto portfolio. SCUSA is a specialized consumer finance company engaged in the purchase, securitization and servicing of retail installment contracts originated by automobile dealers. Sovereign paid an upfront fee of $2.1 million which is being deferred over the life of the contract. Sovereign also pays monthly fees to SCUSA to service the portfolio fees paid to SCUSA for the three month period ended June 30, 2009 were $3.0 million.
In March 2009, Sovereign Bancorp, parent company of Sovereign Bank, issued to Santander, parent company of Sovereign Bancorp, 72,000 shares of Sovereign’s Series D Non-Cumulative Perpetual Convertible Preferred Stock, without par value (the “Series D Preferred Stock”), having a liquidation amount per share equal to $25,000, for a total price of $1.8 billion. The Series D Preferred Stock pays non-cumulative dividends at a rate of 10% per year. Sovereign may not redeem the Series D Preferred Stock during the first five years. The Series D Preferred Stock is generally non-voting. Each share of Series D Preferred Stock is convertible into 100 shares of common stock, without par value, of Sovereign. Sovereign contributed the proceeds from this offering to Sovereign Bank in order to increase the Bank’s regulatory capital ratios. On July 20, 2009, Santander converted all of its investment in Sovereign’s Series D preferred stock of $1.8 billion into 7.2 million shares of Sovereign common stock. This action further demonstrates the support of our Parent Company to Sovereign and reduces the cash obligations of Sovereign Bancorp with respect to Series D 10% preferred stock dividend.
Sovereign has $2.03 billion of public securities that consists of various senior note obligations, trust preferred security obligations and preferred stock issuances. Santander has purchased approximately 26% of these securities in the open market as of June 30, 2009.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(12) RELATED PARTY TRANSACTIONS (continued)
In 2006, Santander extended a total of $425 million in unsecured lines of credit to Sovereign Bank for federal funds and Eurodollar borrowings and for the confirmation of standby letters of credit issued by Sovereign Bank. This line is at a market rate and in the ordinary course of business and can be cancelled by either Sovereign or Santander at any time and can be replaced by Sovereign at any time. In the first quarter of 2009, this line was increased to $2.5 billion. During the six months ended June 30, 2009 and 2008, respectively, the average balance outstanding under these commitments was $225.4 million and $203.4 million. As of June 30, 2009, there was no outstanding balance on the unsecured lines of credit for federal funds and Eurodollar borrowings. Sovereign Bank paid approximately $2.2 million in fees to Santander in the six month period ended June 30, 2009 in connection with these commitments compared to $0.6 million in fees in the corresponding period in the prior year.
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
Sovereign’s residential loan held for sale portfolio had an aggregate fair value of $1.095 billion at June 30, 2009. The contractual principal amount of these loans totaled $1.081 billion. The difference in fair value compared to the principal balance was $14.2 million which was recorded in mortgage banking revenues during the six-month period ended June 30, 2009. Substantially all of these loans are current and none are in non-accrual status. Interest income on these loans is credited to interest income as earned. The fair value of these loans is estimated based upon the anticipated exit prices for these loans in the secondary market to agency buyers such as Fannie Mae and Freddie Mac. Practically all of our residential loans held for sale portfolio is sold to these two agencies.
The most significant instruments that the Company carries at fair value include investment securities, derivative instruments and loans held for sale. The majority of the securities in the Company’s available-for-sale portfolios are priced via independent providers, whether those are pricing services or quotations from market-makers in the specific instruments. In obtaining such valuation information from third parties, the Company has evaluated the valuation methodologies used to develop the fair values in order to determine whether such valuations are representative of an exit price in the Company’s principal markets. The Company’s principal markets for its investment securities are the secondary institutional markets with an exit price that is predominantly reflective of bid level pricing in these markets.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that the majority of its derivative valuations are classified in Level 2 of the fair value hierarchy.
When estimating the fair value of its loans held for sale portfolio, interest rates and general conditions in the principal markets for the loans are the most significant underlying variables that will drive changes in the fair values of the loans, not borrower-specific credit risk since substantially all of the loans are current.
The following table presents the assets that are measured at fair value on a recurring basis by level within the fair value hierarchy as reported on the consolidated balance sheet at June 30, 2009. As required by SFAS No. 157, financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value Measurements at Reporting Date Using:
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Balance at
	(Level 1)	(Level 2)	(Level 3)	June 30, 2009
Assets:
US Treasury and government agency securities	$—	$52,407	$—	$52,407
Debentures of FHLB, FNMA and FHLMC	—	3,529,600	—	3,529,600
Corporate debt and asset-backed securities	—	2,393,268	44,263	2,437,531
Equity securities	—	22,460	10,803	33,263
State and municipal securities	—	1,698,253	—	1,698,253
Mortgage backed securities	—	629,728	1,659,777	2,289,505

Total investment securities available-for-sale	—	8,325,716	1,714,843	10,040,559
Loans held for sale	—	1,118,919	—	1,118,919
Derivatives	—	(273,891)	3,739	(270,152)
Mortgage servicing rights	—	—	137,874	137,874
Other assets	—	—	—	—

Total	$—	$9,170,744	$1,856,456	$11,027,200

Sovereign’s Level 3 assets are primarily comprised of certain non-agency mortgage backed securities. During 2009, the trading levels of certain non-agency mortgage backed securities declined significantly and as a result Sovereign reclassified $901.3 million of securities that had been classified as level 2 securities at year-end to level 3 securities at June 30, 2009. These investments are thinly traded and, in certain instances, Sovereign is the sole investor in these securities. Sovereign evaluates prices from a third party pricing service, third party broker quotes for certain securities and from another independent third party valuation source to determine their estimated fair value. These quotes are benchmarked against similar securities that are more actively traded in order to assess the reasonableness of the estimated fair values. The fair market value estimates we assign to these securities assume liquidation in an orderly fashion and not under distressed circumstances. Due to the continued illiquidity and credit risk of certain securities, the market value of these securities is highly sensitive to assumption changes and market volatility.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(13) FAIR VALUE (continued)
The table below presents the changes in our Level 3 balances since year-end.

	Investments	Mortgage		Other
	Available-for-Sale	Servicing Rights	Derivatives	Assets	Total
Balance at December 31, 2008	$1,190,868	$127,811	$8,573	$3,474	$1,330,726
Gains/(losses) in other comprehensive income	170,626	—	—	—	170,626
Gains/(losses) in earnings	(101,218)	(4,834)	(4,834)	—	(107,379)
Reclassification from Level 2	901,284	—	—	—	901,284
Reclassification to Level 2	(161,862)	—	—	—	(161,862)
Additions	25	47,124	—	—	47,149
Repayments	(284,880)	—	—	(3,474)	(288,354)
Sales/Amortization	—	(35,734)	—	—	(35,734)

Balance at June 30, 2009	$1,714,843	$137,874	$3,739	—	$1,856,456

(14)	FAIR VALUE OF FINANCIAL INSTRUMENTS
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
Accordingly, the aggregate fair value amounts presented below do not represent the underlying value to Sovereign:

	June 30, 2009		December 31, 2008
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Financial Assets:
Cash and amounts due from depository institutions	$4,782,355	$4,782,355	$3,754,523	$3,754,523
Investment securities:
Available-for-sale	10,040,559	10,040,559	9,301,339	9,301,339
Other investments	695,283	695,283	718,711	718,711
Loans held for investment, net	50,324,496	47,673,810	54,439,146	51,832,061
Loans held for sale	1,118,919	1,118,919	327,332	327,332
Mortgage servicing rights	137,873	139,178	127,811	128,558
Mortgage banking forward commitments	11,999	11,999	(9,598)	(9,598)
Mortgage interest rate lock commitments	3,739	3,739	8,573	8,573
Financial Liabilities:
Deposits	49,265,802	48,730,389	48,438,573	48,906,511
Borrowings and other debt obligations	17,178,420	17,539,770	20,816,224	21,005,248
Interest rate derivative instruments	285,915	285,915	307,137	307,137
Precious metal forward sale agreements	(1,726)	(1,726)	(1,227)	(1,227)
Precious metal forward settlement arrangements	1,751	1,751	1,227	1,227
Unrecognized Financial Instruments:(1)
Commitments to extend credit	98,696	98,617	113,175	113,085

(1)	The amounts shown under “carrying value” represent accruals or deferred income arising from those unrecognized financial instruments.

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
Investment securities available-for-sale. Generally, the fair value of investment securities available-for-sale is based on a third party pricing service which utilizes matrix pricing on securities that actively trade in the marketplace. For investment securities that do not actively trade in the marketplace (primarily our preferred stock in FNMA and FHLMC), fair value is obtained from third party broker quotes. For certain non-agency mortgage backed securities, Sovereign evaluates prices from a third party pricing service, third party broker quotes for certain securities and from another independent third party valuation source to determine their estimated fair value. These quotes are benchmarked against similar securities that are more actively traded in order to assess the reasonableness of the estimated fair values. The fair market value estimates we assign to these securities assume liquidation in an orderly fashion and not under distressed circumstances. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” changes in fair value are reflected in the carrying value of the asset and are shown as a separate component of stockholders’ equity.
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
Borrowings and other debt obligations. Fair value is estimated by discounting cash flows using rates currently available to Sovereign for other borrowings with similar terms and remaining maturities. Certain other debt obligations instruments are valued using available market quotes which contemplates issuer default risk.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities–an amendment of FASB Statement No. 133” (“SFAS 161”), which requires enhanced disclosures about an entity’s derivative and hedging activities intended to improve the transparency of financial reporting. Under SFAS 161, entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial statements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Sovereign adopted SFAS 161 effective January 1, 2009, and the disclosures required by this pronouncement are included in Note 7.
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
FSP FAS 115-2 and FAS 124-2, is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains at fair value. The FSP also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Sovereign elected to early adopt this FSP on January 1, 2009 and the impact of its adoption and the disclosures required by the FSP are contained in Note 3.
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
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). This pronouncement establishes principles and requirements for subsequent events. SFAS 165 sets forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet in its financial statements. It also discusses the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. We have evaluated subsequent events through August 7, 2009, the date our consolidated financial statements were available to be issued, for this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(15) RECENT ACCOUNTING PRONOUNCEMENTS (continued)
In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets — An Amendment of FASB Statement No. 140” (“SFAS 166”). This pronouncement eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. SFAS 166 is effective for fiscal years beginning after November 15, 2009. We will adopt SFAS 166 on January 1, 2010 and are evaluating the impact it will have to our consolidated financial statements.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments to the consolidation guidance affect all entities currently within the scope of FIN 46(R), as well as qualifying special-purpose entities that are currently excluded from the scope of FIN 46(R). SFAS 167 is effective for fiscal years beginning after November 15, 2009. The Company is evaluating the impact that SFAS 167 would have to our consolidated financial statements.
On June 29, 2009 the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – A Replacement of FASB Statement No. 162” (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the primary source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC are also sources of authoritative GAAP for SEC registrants. SFAS 168 and the Codification become effective on September 30, 2009. When effective, the Codification will supersede all existing non-SEC accounting and reporting standards and the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, the FASB will issue Accounting Standards Updates, which will serve only to: (a) update the Codification; (b) provide background information about the guidance; and (c) provide the basis for conclusions on the change(s) in the Codification. The adoption of SFAS 168 and the Codification on September 30, 2009 will not have a material effect on our consolidated financial statements.
(16) MERGER, RESTRUCTURING AND OTHER CHARGES, NET
Sovereign recorded charges against its earnings for the three-month and six-month period ending June 30, 2009 for merger, restructuring and other expenses of $70.5 million and $303.8 million pre-tax, which were comprised of the following:

	Three-Month Period Ended	Six-Month Period Ended
	June 30,2009	June 30,2009
Severance	$64,666	$137,360
Debt extinguishment	—	68,733
Restricted stock acceleration charges	—	45,037
Miscellaneous deal costs and other	5,847	52,691

Transaction related and integration charges	$70,513	$303,821

The status of the reserves related to merger, restructuring and other expenses is summarized as follows:

	Severance	Other	Total
Reserve balance at December 31, 2008	$17,416	$23,229	$40,645
Charge recorded in earnings	137,360	48,541	185,901
Payments	(92,675)	(49,407)	(142,082)

Reserve balance at June 30, 2009	$62,101	$22,363	$84,464

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(17) SUBSEQUENT EVENT
On July 9, 2009, Santander filed a preliminary prospectus with the SEC whereby Santander Financial Exchange Limited, a wholly-owned finance subsidiary of Banco Santander, S.A., would offer to exchange up to 6.4 million Santander Finance Preferred, 10.5% Non-Cumulative Series Guaranteed Preferred Securities, each with a par value of $25 per security which would be fully and unconditionally guaranteed by Santander plus a cash exchange incentive payment of up to $20 million for any or all of Sovereign’s Series C preferred stock. If the exchange were to be carried out on the terms described in the preliminary prospectus and all of the Series C preferred stock were tendered, Sovereign’s holding company obligations would be reduced by $14.6 million which represents the annual cash dividends of our Series C preferred stock obligation.
On July 24, 2009, SCUSA, a majority owned subsidiary of Santander was contributed by Santander into Sovereign Bancorp. SCUSA had $6.0 billion in assets at December 31, 2008 and reported pretax income of $261.6 million for the year ended December 31, 2008. In the third quarter our financial results will be adjusted to reflect this transaction as if it had actually occurred on January 1, 2009. The following unaudited proforma information reflects the consolidated balance sheet and income statement as if the transaction took place at the beginning of 2009.

	Sovereign	SCUSA	Combined
Total assets	$75,174,997	$6,680,576	$81,855,573
Total loans, net	51,431,415	6,208,194	57,639,609
Total borrowings	17,178,420	5,741,549	22,919,969
Total liabilities	68,425,985	6,091,200	74,517,185
Total equity	6,749,012	589,376	7,338,388

Net interest income	$634,677	$743,128	$1,377,805
Provision for credit losses	742,000	513,742	1,255,742
Non-interest income	165,165	15,969	181,134
Total expenses	1,104,848	86,526	1,191,374
Pretax (loss)/income	(1,047,006)	158,829	(888,177)
On July 29, 2009, Santander converted all of its investment in Sovereign’s Series D preferred stock of $1.8 billion into 7.2 million shares of Sovereign common stock. This action further demonstrates the support of our Parent Company to Sovereign and reduces the cash obligations of Sovereign Bancorp with respect to Series D 10% preferred stock dividend.
In late July 2009, a customer in our commercial loan portfolio declared bankruptcy. Sovereign’s total exposure to this entity is approximately $35 million. Our exposure is collateralized by all of the customer’s assets including equipment, inventory, receivables and other items and has the personal guaranties of the customer’s owners. Sovereign is in the process of gathering more facts about this situation and this case is currently in the U.S Bankruptcy Court. Accordingly, at this point the loss severity, if any, on this loan cannot be determined. However, to the extent that this matter is not resolved favorably, Sovereign’s third quarter results could include a significant charge-off related to this one loan.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
EXECUTIVE SUMMARY
Sovereign is a $75 billion financial institution as of June 30, 2009 with community banking offices, operations and team members located principally in Pennsylvania, Massachusetts, New Jersey, Connecticut, New Hampshire, New York, Rhode Island, and Maryland. Sovereign gathers substantially all of its deposits in these market areas. We use these deposits, as well as other financing sources, to fund our loan and investment portfolios. We earn interest income on our loans and investments. In addition, we generate non-interest income from a number of sources including deposit and loan services, sales of loans and investment securities, capital markets products and bank-owned life insurance. Our principal non-interest expenses include employee compensation and benefits, occupancy and facility-related costs, technology and other administrative expenses. Our volumes, and accordingly our financial results, are affected by the economic environment, including interest rates, consumer and business confidence and spending, as well as the competitive conditions within our geographic footprint. On January 30, 2009, Sovereign was acquired by Banco Santander, N.A. (“Santander”). We believe that the acquisition of the Company by Santander will further strengthen our financial position and enable us to continue to execute our strategy of focusing on our core retail and commercial customers in our geographic footprint.
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
In order to enhance the Company’s capital position, on March 25, 2009, Sovereign issued 72,000 shares of preferred stock to Santander to raise proceeds of $1.8 billion. The Series D preferred stock pays non-cumulative dividends of 10% per year. Each share of Series D preferred stock is convertible into 100 shares of Sovereign common stock. Sovereign contributed the proceeds from this issuance to Sovereign Bank in order to strengthen the Bank’s regulatory capital ratios. On July 29, 2009, the outstanding Series D preferred stock was converted into common shares of Sovereign Bancorp by Santander. This action further illustrates the commitment our Parent Company has made to Sovereign and eliminates the cash obligation of Sovereign Bancorp with respect to the 10% Series D preferred stock dividend. As a result of the preferred stock issuance and conversion, our capital ratios have improved since year-end even though Sovereign reported a net loss of $1.0 billion during the six-month period ended June 30, 2009.
Our Tier 1 leverage ratio for Sovereign Bancorp was 7.35% at June 30, 2009 compared to 5.73% at December 31, 2008, respectively. The Bank’s total risk based capital ratio was 12.40% compared to 10.20% at December 31, 2008 and 11.41% a year ago. Our capital levels and ratios are in excess of the levels required to be considered well-capitalized. We continue to strengthen our balance sheet and position the Company for any further weakening in economic conditions by increasing the amount of loan loss reserves on our balance sheet. Reserves for credit losses as a percentage of total loans held for investment have increased to 3.18% at June 30, 2009 from 2.10% at December 31, 2008.
In order to further improve our operating returns, we continue to focus on acquiring and retaining customers by demonstrating convenience through our locations, technology and business approach while offering innovative and easy-to-use products and services. In the first quarter of 2009, Sovereign formed a new management team which is comprised of several executives from Santander and certain legacy Sovereign executives. The new management team is in the process of reviewing Sovereign’s operating procedures and cost structure. During the second quarter of 2009, management implemented certain pricing and fee assessment changes to our deposit portfolio and also initiated a reduction in workforce which eliminated approximately 1,000 positions to reduce our cost structure. Many of the reductions came from consolidating certain back office functions or eliminating certain middle to senior management positions which were deemed redundant. As a result of these actions, a severance charge of $64.7 million was recorded during the three-month period ended June 30, 2009.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
In order to improve our risk management and collection efforts the Company has more than doubled its collection department headcount and certain additional senior management personnel have been placed at Sovereign from its Parent Company. Additionally, it has now formed certain specialized teams within its commercial workout area to focus on certain loan products. Finally, the servicing and collection activities related to our indirect auto portfolio have been transferred to Santander Consumer USA Inc. and Subsidiaries (“SCUSA”). SCUSA focuses entirely on the sub prime automobile market and management anticipates that their collection practices will increase the recovery and payment rates on our auto loan portfolio.
During the second quarter, the Company incorporated various elements of the Santander business model into its reporting structure. These included establishing a centralized and independent risk management function and the restructuring of our risk management function to more closely following our business lines. During the second quarter, the Company established a commercial credit group and has staffed this group with existing officers of the Company.
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
CURRENT INTEREST RATE ENVIRONMENT
Net interest income represents a significant portion of the Company’s revenues. Accordingly, the interest rate environment has a substantial impact on Sovereign’s earnings. Sovereign currently is in a mildly asset sensitive interest rate risk position. During the first six months of 2009, our net interest margin decreased to 1.99% from 2.93% in the six months ended June 30, 2008. Our net interest margin has been impacted by decreases in interest rates which resulted in the yields decreasing on our variable rate commercial loans and a lower overall yield on our investment portfolio. However our funding costs have not decreased by a similar amount due to the growth in fixed rate time deposits and money market accounts that we experienced in the fourth quarter of 2008. Management plans on letting certain high cost time deposits that were originated in this time period (that generally have terms of one year or less) run-off. Net interest margin in future periods will be impacted by several factors such as but not limited to, our ability to grow and retain core deposits, the future interest rate environment, loan and investment prepayment rates, and changes in non-accrual loans. See our discussion of Asset and Liability Management practices in a later section of this MD&A, including the estimated impact of changes in interest rates on Sovereign’s net interest income.
CREDIT RISK ENVIRONMENT
The credit quality of our loan portfolio has a significant impact on our operating results. We have experienced significant deterioration in certain key credit quality performance indicators in recent periods which has continued in the second quarter of 2009. We had charge-offs of $109.4 million and $265.1 million during the three months and six months ended June 30, 2009 compared to $86.9 million and $161.2 million during the corresponding periods in the prior year. Our provision for credit losses was $237.0 million and $742.0 million during the three months and six months ended June 30, 2009 compared to $132.0 million and $267.0 million during the corresponding periods in the prior year. The increases were driven by deterioration across all of our loan portfolios.
During 2007, Sovereign expanded its indirect auto loan portfolio into the Southeastern and Southwestern United States (“out-of-market loans”). Sovereign originated $2.8 billion of out-of-market loans in 2007 at a weighted average yield of 8.04%. Effective January 31, 2008, Sovereign ceased originating new auto loans in these markets. We also strengthened our underwriting standards in the second half of 2007 on our entire auto loan portfolio. However, losses remained elevated on these portfolios in 2008 as the newly originated loans continue to season and the US economy entered into a recession. Sovereign decided to exit its in footprint indirect auto portfolio and ceased originating these loans in January 2009. For the six-month period ended June 30, 2009, net losses on our auto loan portfolio were $68.1 million compared to $79.4 million for the six months ended June 30, 2008. Continued deterioration in the economy in the regions where we extended these loans could have a significant adverse impact on the amount of credit losses we experience in future periods. At June 30, 2009, our total auto loan portfolio was $4.4 billion of which $1.5 billion consisted of loans originated in the Southeast and Southwest production offices. At June 30, 2009 our total allowance for loan losses for the auto portfolio was $123.2 million. On June 1, 2009 Sovereign transferred servicing of its indirect auto portfolio to SCUSA. See Note 12 for details.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Conditions in the housing market have significantly impacted areas of our business. Certain segments of our consumer and commercial loan portfolios have exposure to the housing market. Sovereign had residential real estate loans totaling $11.2 billion at June 30, 2009 of which $2.4 billion is comprised of Alt-A (also known as limited documentation) residential loans. Although losses have been increasing since the first quarter of 2008, actual credit losses on these loans have been modest and totaled $5.1 million and $10.8 million during the three-month and six-month periods ended June 30, 2009 compared to $4.6 million and $9.5 million for the corresponding periods in the prior year. However, non-performing assets and past due loans have been increasing particularly for the Alt-A portion of the residential portfolio. The increased loss experience and asset quality trends led us to increase our allowances for our residential portfolio. Future performance of our residential loan portfolio will continue to be significantly influenced by home prices in the residential real estate market, unemployment and general economic conditions. Sovereign holds allowances of $164.7 million on its residential loan portfolio.
The homebuilder industry also has been impacted by a decline in new home sales and a reduction in the value of residential real estate which has decreased the profitability and liquidity of these companies. Declines in real estate prices have been the most pronounced in certain states where previous increases were the largest, such as California, Florida and Nevada. Additionally, foreclosures have increased sharply in various other areas due to increasing levels of unemployment. Sovereign provided financing to various homebuilder companies which is included in our commercial loan portfolio. The Company has been working on reducing its exposure to this loan portfolio which has resulted in it declining to $701.2 million at June 30, 2009 compared to $907.0 million a year ago. Approximately eighty five percent of these loans at June 30, 2009 are to builders in our geographic footprint which generally have had more stable economic conditions on a relative basis compared to the national economy. We continue to monitor the credit quality of this portfolio.
Sovereign also has $6.5 billion of home equity loans and lines of credit (excluding our correspondent home equity loans). Net charge-offs on these loans for the three-month and six-month periods ended June 30, 2009 were $7.7 million and $17.5 million compared to $4.4 million and $9.8 million for the corresponding periods in the prior year. This portfolio consists of loans with an average FICO at origination of 778 and an average loan to value of 56.4%. We have total allowances of $68.4 million for this loan portfolio at June 30, 2009.
We have continued to experience increases in non-performing assets in our commercial lending, commercial real estate and multi-family loan portfolios as a result of worsening credit and economic conditions. Non-performing assets for these portfolios increased to $448.3 million, $695.8 million and $288.7 million at June 30, 2009 from $244.8 million, $319.6 million and $42.8 million at December 31, 2008. Net charge-offs on these portfolios for the six-month period ended June 30, 2009 were $129.1 million, $11.9 million and $5.6 million compared to $37.0 million, $11.1 million and $0.2 for the corresponding period in the prior year. Given these changes, we increased our allowance for loan losses for the commercial real estate and multi-family portfolios by approximately $69.0 million and $102.1 million, respectively, compared to December 31, 2008. We expect that the difficult housing environment as well as deteriorating economic conditions will continue to impact our commercial lending and commercial real estate portfolios which may result in elevated levels of provisions for credit losses in future periods.
RESULTS OF OPERATIONS
General
Sovereign reported a net loss of $(190.1) million and $(1.0) billion for the three-month and six-month periods ended June 30, 2009 as compared to net income of $127.4 million and $227.6 million for the three-month and six-month periods ended June 30, 2008. Results for 2009 include a higher provision for credit losses compared with the corresponding period in the prior year due to the slowing economic conditions and the deterioration in most categories of our loan portfolios as discussed above. The provision for credit losses has increased to $237.0 million and $742.0 million in the three-month and six-month periods ended June 30, 2009 compared to $132.0 million and $267.0 million for the three-month and six-month periods ended June 30, 2008.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
In connection with the acquisition by Santander, Sovereign incurred merger-related and restructuring charges of $233.3 million during the three months ended March 31, 2009. The majority of these costs related to change in control payments to certain executives and severance charges of $72.7 million, debt extinguishment charges of $68.7 million as well as restricted stock acceleration charges of $45.0 million. The Company also incurred fees of approximately $26 million to third parties to successfully close the transaction.
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
Second quarter 2009 results were negatively impacted by an additional reduction in workforce which resulted in severance charges of $64.7 million. Additionally, the FDIC charged all insured depository institutions a special deposit premium assessment to help replenish its deposit insurance reserve fund that will be payable on September 30, 2009 based off of deposit asset balances at June 30, 2009. As a result of this, Sovereign incurred additional deposit premium assessments of $35.3 million in the second quarter of 2009. We believe it is likely that a similar assessment will be made by FDIC in the fourth quarter of 2009. Our three month and six month results for the period ended June 30, 2009 were also negatively impacted by increases to our multi-family recourse reserves of $21.9 million and $70.0 million due to a deterioration in credit quality in loans sold to Fannie Mae in which Sovereign retains a limited amount of credit risk.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
SIX-MONTH PERIOD ENDED JUNE 30, 2009 AND 2008
(in thousands)

	2009			2008
		Tax			Tax
	Average	Equivalent	Yield/	Average	Equivalent	Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
EARNING ASSETS
INVESTMENTS	$13,706,912	$196,476	2.87%	$12,571,679	$384,816	6.13%
LOANS:
Commercial loans	26,503,974	566,638	4.30%	27,461,417	810,910	5.93%
Multi-Family	4,559,602	128,897	5.67%	4,411,480	132,890	6.03%
Consumer loans
Residential mortgages	11,466,274	304,330	5.31%	12,935,327	366,113	5.66%
Home equity loans and lines of credit	6,889,958	154,216	4.51%	6,303,688	184,741	5.89%

Total consumer loans secured by real estate	18,356,232	458,546	5.01%	19,239,015	550,854	5.74%

Auto loans	4,918,893	168,421	6.90%	6,963,279	234,243	6.76%
Other	283,056	9,915	7.06%	310,151	11,996	7.78%

Total consumer	23,558,181	636,882	5.43%	26,512,445	797,093	6.03%

Total loans	54,621,757	1,332,417	4.90%	58,385,342	1,740,893	5.98%
Allowance for loan losses	(1,267,533)	—	—	(753,763)	—	—

NET LOANS	53,354,224	1,332,417	5.02%	57,631,579	1,740,893	6.06%

TOTAL EARNING ASSETS	67,061,136	1,528,893	4.58%	70,203,258	2,125,709	6.07%
Other assets	9,450,723	—	—	10,162,961	—	—

TOTAL ASSETS	$76,511,859	$1,528,893	4.01%	$80,366,219	$2,125,709	5.31%

FUNDING LIABILITIES
Deposits and other customer related accounts:
Retail and commercial deposits	$33,852,339	$334,632	1.99%	$31,977,082	$420,002	2.64%
Wholesale deposits	5,003,611	49,815	2.01%	3,583,218	49,035	2.75%
Government deposits	2,329,340	9,466	0.82%	3,538,526	49,870	2.83%
Customer repurchase agreements	1,590,574	2,897	0.37%	2,655,607	24,742	1.87%

TOTAL DEPOSITS	42,775,864	396,810	1.87%	41,754,433	543,649	2.62%

BORROWED FUNDS:
FHLB advances	11,513,463	312,219	5.44%	18,307,665	419,306	4.59%
Fed funds and repurchase agreements	1,619,420	2,546	0.32%	1,131,420	16,125	2.87%
Other borrowings	5,565,792	153,636	5.52%	3,857,015	121,019	6.28%

TOTAL BORROWED FUNDS	18,698,675	468,401	5.02%	23,296,100	556,450	4.79%

TOTAL FUNDING LIABILITIES	61,474,539	865,211	2.83%	65,050,533	1,100,099	3.40%
Demand deposit accounts	6,600,771	—	—	6,537,456	—	—
Other liabilities	2,140,181	—	—	1,511,228	—	—

TOTAL LIABILITIES	70,215,491	865,211	2.48%	73,099,217	1,100,099	3.02%
STOCKHOLDERS’ EQUITY	6,296,368	—	—	7,267,002	—	—

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$76,511,859	865,211	2.27%	$80,366,219	1,100,099	2.75%

NET INTEREST INCOME		$663,682			$1,025,610

NET INTEREST SPREAD (1)			1.75%			2.68%

NET INTEREST MARGIN (2)			1.99%			2.93%

(1)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(2)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Net Interest Income
Net interest income for the three-month and six-month periods ended June 30, 2009 was $325.6 million and $634.7 million compared to $500.9 million and $977.9 million for the same periods in 2008. The decrease in net interest income was due to a decline in net interest margin for the three-month and six-month periods ended June 30, 2009 to 2.01% and 1.99% compared to the corresponding periods in the prior year of 3.02% and 2.93%. The reason for the decrease has been due to an investment restructuring in the third quarter of 2008 where we shortened the duration of the investment portfolio which lowered yields, a rise in non-performing assets, and the elimination of dividends received on our FNMA/FHLMC preferred stock and FHLB stock. Additionally, our variable rate loans yield have decreased with drops in interest rates. However our borrowing costs are largely fixed and have not decreased. Finally deposit growth has been in higher cost CD and money market categories. Management expects to reprice its money market portfolio and its higher cost CDs will mature over the next couple of quarters which should help improve the Company’s net interest margin.
Interest on investment securities and interest earning deposits was $85.0 million and $174.5 million for the three-month and six-month periods ended June 30, 2009, compared to $163.8 million and $344.7 million for the same periods in 2008. The average balance of investment securities was $13.7 billion with an average tax equivalent yield of 2.87% for the six-month period ended June 30, 2009 compared to an average balance of $12.6 billion with an average yield of 6.13% for the same period in 2008. The elimination of dividends on our Fannie Mae and Freddie Mac perpetual preferred stock and on FHLB stock has negatively impacted investment yields. Additionally, during the third quarter of 2008, we shortened the duration of our investment portfolio in order to mitigate the impact of interest rate changes on the market value of our balance sheet. Sovereign sold $4.2 billion of longer duration mortgage backed securities and $0.5 billion of longer duration municipal securities for a gain of $29.5 million. We reinvested $3.5 billion of these securities in shorter duration agency securities.
At the end of the third quarter of 2008 (prior to the acquisition of the Company by Santander) several large US financial institutions failed (Washington Mutual, Lehman Brothers, Inc., Wachovia forced sale to Wells Fargo, etc). Sovereign experienced a significant amount of deposit outflows which strained our liquidity levels. Sovereign reacted by offering high yielding 9 to 18 month CD terms as well as high cost promotional money market campaigns. The Company also enhanced its liquidity levels by working on making more of its loan portfolio collateral eligible for borrowing purposes. Subsequent to the acquisition of Sovereign by Santander, our deposit portfolio has been stabilized. We continue to hold high levels of liquidity in our investment portfolio but anticipate that it will be invested in longer duration investments over the next couple of quarters which should increase earnings on our investment portfolio.
Interest on loans was $649.6 million and $1.3 billion for the three-month and six-month periods ended June 30, 2009, compared to $838.0 million and $1.7 billion for the three-month and six-month periods in 2008. The average balance of loans was $54.6 billion with an average yield of 4.90% for the six-month period ended June 30, 2009 compared to an average balance of $58.4 billion with an average yield of 5.98% for the same period in 2008. Commercial loan yields have decreased 163 basis points due to the decline in short-term interest rates which has decreased the yields on our variable rate loan products. Average residential mortgages decreased $1.5 billion due to our desire to sell more production to reduce our on balance sheet portfolio. Average balances of auto loans decreased to $4.9 billion from $7.0 billion due to our decision to cease originating this loan product in the prior year due to higher than anticipated credit losses.
Interest on deposits and related customer accounts was $180.4 million and $396.8 million for the three-month and six-month periods ended June 30, 2009, compared to $228.5 million and $543.6 million for the same periods in 2008. The average balance of deposits was $42.8 billion with an average cost of 1.87% for the six-month period ended June 30, 2009 compared to an average balance of $41.8 billion with an average cost of 2.62% for the same period in 2008. The average balance of non-interest bearing demand deposits increased from $6.5 billion in 2008 to $6.6 billion in 2009.
Interest on borrowed funds was $228.6 million and $468.4 million for the three-month and six-month periods ended June 30, 2009, compared to $272.4 million and $556.5 million for the same periods in 2008. The average balance of borrowings was $18.7 billion with an average cost of 5.02% for the six-month period ended June 30, 2009 compared to an average balance of $23.3 billion with an average cost of 4.79% for the same periods in 2008.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Provision for Credit Losses
The provision for credit losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for credit losses for the three-month and six-month periods ended June 30, 2009 was $237.0 million and $742.0 million, compared to $132.0 million and $267.0 million for the same periods in 2008. The significant increase in provision for credit losses was driven by an increase in non-accrual loans which increased $1.6 billion from $490.3 million in the second quarter of 2008.
As a result of the deterioration in the credit quality of our loan portfolio, Sovereign has significantly increased its reserve levels on its loan portfolios. Our reserve for credit losses as a percentage of total loans has increased to 3.18% from 2.10% at December 31, 2008. Although, we believe current levels of reserves are adequate to cover the inherent losses for these loans, future changes in housing values, interest rates and economic conditions could impact the provision for credit losses for these loans in future periods.
Weakening credit conditions increased charge-offs for the three-month and six-month periods ended June 30, 2009 to $109.4 million and $265.1 million, compared to $86.9 million and $161.2 million for the corresponding periods in the prior year. This equates to annualized net loan charge-off to average loan ratios of 0.82% and 0.97% for the three-month and six-month periods ended June 30, 2009 compared to 0.60% and 0.55% for the comparable periods in the prior year.
Non-performing assets were $2.1 billion or 2.80% of total assets at June 30, 2009, compared to $985.4 million or 1.28% of total assets at December 31, 2008 and $553.9 million or 0.70% of total assets at June 30, 2008. The increase since year-end was primarily driven by our residential, commercial real estate, multi-family and commercial and industrial loan portfolios. We factored in these increases when establishing our loan loss reserves at June 30, 2009 and it was one of the factors that caused our provision for credit losses to be elevated over the past few quarters. Management regularly evaluates Sovereign’s loan portfolios, and its allowance for loan losses, and adjusts the loan loss allowance as deemed necessary.
The following table presents the activity in the allowance for credit losses for the periods indicated:

	Six-Month Period Ended
	June 30,
	2009	2008
Allowance for loan losses, beginning of period	$1,102,753	$709,444

Charge-offs:
Commercial	151,707	53,988
Consumer secured by real estate	49,010	34,610
Consumer not secured by real estate	119,425	126,846

Total Charge-offs	320,142	215,444

Recoveries:
Commercial	5,121	5,639
Consumer secured by real estate	5,617	5,175
Consumer not secured by real estate	44,307	43,397

Total Recoveries	55,045	54,211

Charge-offs, net of recoveries	265,097	161,233
Provision for loan losses (1)	603,499	260,537

Allowance for loan losses, end of period	1,441,155	808,748

Reserve for unfunded lending commitments, beginning of period	65,162	28,301
Provision for unfunded lending commitments (1)	138,500	6,463
Reserve for unfunded lending commitments, end of period	203,662	34,764

Total allowance for credit losses, end of period	$1,644,817	$843,512

(1)	Sovereign defines the provision for credit losses on the consolidated statement of operations as the sum of the total provision for loan losses and provision for unfunded lending commitments.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Non-Interest (Loss)/Income
Total non-interest income was $152.3 million and $165.2 million for the three-month and six-month periods ended June 30, 2009, compared to $207.1 million and $378.9 million for the same periods in 2008. The six-month period ended June 30, 2009 includes an OTTI charge of $36.9 million on FNMA and FHLMC preferred stock, a $66.8 million OTTI charge on our non-agency mortgage backed securities and an increase to recourse reserves on multifamily loans sales of $70.0 million.
Consumer banking fees were $83.6 million and $157.4 million for the three-month and six-month periods ended June 30, 2009, compared to $81.0 million and $154.2 million for the same periods in 2008, representing a 3.2% and 2.1% increase, respectively. The increase for the six-month period ended June 30, 2009 is due primarily to growth in deposit fees to $124.7 million, compared to $117.7 million for the corresponding period in the prior year due to certain pricing changes on deposit products.
Commercial banking fees were $47.7 million and $93.8 million for the three-month and six-month periods ended June 30, 2009, compared to $53.7 million and $108.2 million for the same periods in 2008, representing decreases of 11.2% and 13.3%, respectively. Commercial banking fees for the six-month period ended June 30, 2009 include charges of $6.4 million to increase reserves associated with customer swap receivables from our capital markets group. Additionally, the Company has experienced a decline of $13.0 million on precious metal fees due to our decision to deemphasize this business to focus on relationships within our core markets.
Net mortgage banking income was composed of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Sales of mortgage loans and related securities	$27,080	$4,999	$38,717	$8,977
Net (losses)/gains on hedging activities	(343)	1,602	14,575	2,972
Mortgage servicing fees	12,676	12,182	25,884	24,098
Amortization of mortgage servicing rights	(18,716)	(11,034)	(35,533)	(19,103)
Residential mortgage servicing rights recoveries/(impairments)	15,041	19,837	927	1,134
Sales and changes to recourse reserves of multi-family loans	(17,941)	9,676	(68,084)	18,906
Recoveries from/(Impairments to) multi-family mortgage servicing rights	1,278	635	(2,254)	(4,220)

Total mortgage banking income	$19,075	$37,897	$(25,768)	$32,764

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
Sales of mortgage loans increased significantly for the three and six month periods ended June 30, 2009 compared to 2008. The increase was driven by low market interest rates which enabled Sovereign to reduce mortgage rates that it offered to its customers. These lower rates result in a significant increase in our mortgage refinancings. Sovereign continued to sell most of this increased mortgage production to Fannie Mae and Freddie Mac. For the three and six month periods ended June 30, 2009, Sovereign sold $2.1 billion and $3.2 billion of loans at a gain of $27.1 million and $38.7 million compared to $1.1 billion and $2.0 billion of loans at a gain of $5.0 million and $9.0 million in the prior year.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
At June 30, 2009, Sovereign serviced approximately $14.0 billion of residential mortgage loans for others and our net mortgage servicing asset was $127.8 million, compared to $13.1 billion of loans serviced for others and a net mortgage servicing asset of $112.5 million at December 31, 2008. For the three months ended June 30, 2009, Sovereign recorded a $15.0 million recovery on our mortgage servicing rights valuation allowance due to lower expected prepayments on our mortgages from higher market interest rates since March 31, 2009. The $15.0 million recovery for the three months ending June 30, 2009 offset the impairment of $14.1 million recorded for the three months ending March 31, 2009 resulting in a net recovery of $0.9 million on our mortgage servicing rights for the six months ended June 30, 2009. The most important assumptions in the valuation of mortgage servicing rights are anticipated loan prepayment rates (CPR speed) and the positive spread we receive on holding escrow related balances. Increases in prepayment speeds (which are generally driven by lower long term interest rates) result in lower valuations of mortgage servicing rights, while lower prepayment speeds result in higher valuations. The escrow related credit spread is the estimated reinvestment yield earned on the serviced loan escrow deposits. Increases in escrow related credit spreads result in higher valuations of mortgage servicing rights while lower spreads result in lower valuations. For each of these items, Sovereign must make market assumptions based on future expectations. All of the assumptions are based on standards that we believe would be utilized by market participants in valuing mortgage servicing rights and are consistently derived and/or benchmarked against independent public sources. Additionally, an independent appraisal of the fair value of our mortgage servicing rights is obtained at least annually and is used by management to evaluate the reasonableness of our discounted cash flow model. Future changes to prepayment speeds may cause significant future charges or recoveries of previous impairments in future periods.
Listed below are the most significant assumptions that were utilized by Sovereign in its evaluation of mortgage servicing rights for the periods presented.

	June 30, 2009	March 31, 2009	December 31, 2008	June 30, 2008
CPR speed	24.44%	32.44%	29.65%	12.19%
Escrow credit spread	3.70%	4.01%	4.35%	4.74%
Sovereign originates and sells multi-family loans in the secondary market to Fannie Mae while retaining servicing. Under the terms of the sales program with Fannie Mae, we retain a portion of the credit risk associated with such loans. As a result of this agreement with Fannie Mae, Sovereign retains a 100% first loss position on each multi-family loan sold to Fannie Mae under such program until the earlier to occur of (i) the aggregate losses on the multi-family loans sold to Fannie Mae reaching the maximum loss exposure for the portfolio as a whole ($252.3 million as of June 30, 2009) or (ii) until all of the loans sold to Fannie Mae under this program are fully paid off. The maximum loss exposure is available to satisfy any losses on loans sold in the program subject to the foregoing limitations.
The Company has established a liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae. This liability represents the amount that the Company estimates that it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon an industry-based default curve with a range of estimated losses. At June 30, 2009 and December 31, 2008, Sovereign had a $102.2 million and $38.3 million liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae under this sales program. The increase in our recourse reserve levels is due to weakening economic conditions.
At June 30, 2009 and December 31, 2008, Sovereign serviced $13.1 billion and $13.0 billion of loans of loans for Fannie Mae sold to it pursuant to this program with a maximum potential loss exposure of $252.3 million and $249.8 million, respectively. As a result of this retained servicing on multi-family loans sold to Fannie Mae, the Company had loan servicing assets of $9.7 million and $14.7 million at June 30, 2009 and December 31, 2008, respectively. During the six-month period ended June 30, 2009 and the corresponding period in the prior year, Sovereign recorded servicing asset amortization of $4.4 million and $5.2 million, respectively. Additionally, during the first half of 2009, Sovereign recorded a net servicing right asset impairment charge of $2.3 million from lower escrow rate reinvestment yield assumptions due to recent interest rate cuts by the Federal Reserve.
In the second quarter of 2009, Sovereign recorded (losses)/gains on the sale of multi-family loans of $(17.9) million on $272.8 million of multi-family loans compared to gains of $9.7 million on the sale of $885.9 million of loans for the corresponding period in the prior year. The loss on the sale of multi-family loans for the second quarter of 2009 includes a charge of $21.9 million related to increasing recourse reserves on multi-family loans sold to Fannie Mae.
For the six months ending June 30, 2009, Sovereign recorded a loss of $68.1 million for sales and changes to recourse reserve of multi-family loans due to increases in recourse reserves on multi-family loans of $70.0 million.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Capital markets revenues decreased to $4.7 million and $1.5 million for the three-month and six-month periods ended June 30, 2009, compared to $7.2 million and $17.6 million for the same periods in 2008. During the first quarter of 2009, Sovereign recorded charges of $6.4 million to increase reserves for uncollectible swap receivables from customers due to deterioration in the credit worthiness of these companies.
Bank owned life insurance (BOLI) income represents the increase in the cash surrender value of life insurance policies for certain employees where the Bank is the beneficiary of the policies, as well as the receipt of insurance proceeds. The decrease in BOLI income to $16.0 million and $30.9 million for the three-month and six-month periods ended June 30, 2009, compared to $19.1 million and $38.5 million for the comparable periods in the prior year is primarily due to decreased death benefits as well as lower returns on certain polices.
Net losses on investment securities were $23.5 million and $101.2 million for the three-month and six-month periods ended June 30, 2009, compared to gains of $1.9 million and $16.0 million for the same periods in 2008. Second quarter 2009 results included an OTTI charge of $24.0 million on certain non-agency mortgage backed securities. First quarter 2009 results included an OTTI charge of $36.9 million on FNMA and FHLMC preferred stock and a $42.8 million OTTI charge on certain non-agency mortgage backed securities. In the first quarter of 2008, we recorded net cash proceeds of $14.1 million on the mandatory redemption of approximately half of our Visa Initial Public Offering (IPO) shares. Our remaining Visa shares are required to be held for 3 years pending settlement of other possible litigation that Visa and its member banks are exposed to. These shares are required to be valued at their historical cost of $0. In March 2011, we will no longer have any restrictions on these shares.
General and Administrative Expenses
General and administrative expenses for the three-month and six-month periods ended June 30, 2009 were $318.5 million and $668.7 million, compared to $371.6 million and $721.2 million for the same periods in 2008. The reduction in general administrative expenses have been due primarily from restructuring efforts over the past couple of quarters. Sovereign has reduced its employee base by approximately 20% since November 2008 as the Company has exited certain business lines, combined certain back office functions and transferred certain servicing operations to subsidiaries of Santander. Additionally, the Company has significantly reduced certain discretionary expenses during this same period. Finally, the Company has initiated a pay freeze and eliminated its 401(k) match.
Other Expenses
Other expenses consist primarily of amortization of intangibles, minority interest expense, deposit insurance expense, merger related and integration charges, equity method investment expense and other restructuring and proxy and related professional fees. Other expenses were $151.3 million and $436.2 million for the three-month and six-month periods ended June 30, 2009, compared to $47.9 million and $89.8 million for the same periods in 2008. The reasons for the variances are discussed below.
The FDIC charges financial institutions deposit premium assessments to ensure it has reserves to cover deposits that are under FDIC insured limits. The FDIC Board of Directors has established a reserve ratio target percentage of 1.25%. This means that their “target” balance for the reserves is 1.25% of estimated insured deposits. Due to recent bank failures, the reserve ratio is currently below its target balance. In December 2008, the FDIC published a final rule that raised the current deposit assessment rates uniformly for all institutions by 7 basis points, effective in the first quarter of 2009. The FDIC also has announced that in the second quarter of 2009, additional fees will be assessed to institutions who have secured borrowings in excess of 15% of their deposits. The FDIC approved a special assessment charge of 5 cents per $100 of an institution’s assets minus its Tier 1 capital on June 30, 2009 to help bolster the reserve fund, which is payable on September 30, 2009. This resulted in a $35.3 million charge in our results for the three-month period ended June 30, 2009. As a result of these two events, Sovereign’s deposit insurance expense increased to $54.5 million and $76.1 million for the three-month and six-month periods ended June 30, 2009 compared to $9.3 million and $18.4 million for the corresponding periods in the prior year.
Sovereign recorded charges of $70.5 million and $303.8 million for the three-month and six-month periods ended June 30, 2009 associated with merger-related and restructuring charges and costs associated with the Santander acquisition. The majority of these costs related to change in control payments to certain executives and severance charges of $137.4 million as well as restricted stock acceleration charges of $45.0 million. Sovereign also incurred fees of approximately $26.0 million to third parties to successfully close the transaction. Finally, during the first quarter of 2009, Sovereign redeemed $1.4 billion of high cost FHLB advances incurring a debt extinguishment charge of $68.7 million. This decision was made to reduce interest expense in future periods since the advances were at above market interest rates due to the current low rate environment.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Sovereign recorded intangible amortization expense of $19.1 million and $39.1 million for the three-month and six-month periods ended June 30, 2009, compared to $28.1 million and $57.2 million for the corresponding periods in the prior year. The decreases in the current year periods are due primarily to decreased core deposit intangible amortization expense on previous acquisitions.
Income Tax (Benefit)/Provision
An income tax benefit of $(38.9) million and $(39.6) million was recorded for the three-month and six-month periods ended June 30, 2009, compared to a tax provision of $29.1 million and $51.2 million for the same periods in 2008. Given the significant loss incurred for the six months ended June 30, 2009, as well as in prior years, Sovereign did not record a tax benefit on its pretax loss that was incurred. Sovereign did recognize a tax benefit of $39.6 million for the six months ending June 30, 2009 related primarily to the favorable resolution of certain tax items with the IRS that enabled us to realize a deferred tax asset that previously had a valuation allowance assigned to it.
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
Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. Sovereign reviews its tax balances quarterly and as new information becomes available, the balances are adjusted, as appropriate. The Company is subject to ongoing tax examinations and assessments in various jurisdictions. In 2008, the Internal Revenue Service (the “IRS”) completed an examination of the Company’s federal income tax returns for the years 2002 through 2005. Included in this examination cycle were two separate financing transactions with an international bank totaling $1.2 billion. As a result of these transactions, Sovereign was subject to foreign taxes of $154.0 million during the years 2003 through 2005 and claimed a corresponding foreign tax credit for foreign taxes paid during those years. In 2006 and 2007, Sovereign was subject to an additional $87.6 million and $22.5 million, respectively, of foreign taxes related to these financing transactions and claimed a corresponding foreign tax credit. The IRS issued a notification of adjustment disallowing the foreign tax credits taken in 2003-2005 in the amount of $154.0 million related to these transactions; disallowing deductions for issuance costs and interest expense related to the transaction which would result in an additional tax liability of $24.9 million and assessed interest and potential penalties, the combined amount of which totaled approximately $71.0 million. Sovereign has paid the additional tax due resulting from the IRS adjustments, as well as the assessed interest and penalties and has filed a lawsuit seeking the refund of those amounts in Federal District Court. In addition, the IRS has commenced its audit for the years 2006 and 2007. We expect that in the future the IRS will propose to disallow the foreign tax credits and deductions taken in 2006 and 2007 of $87.6 million and $22.5 million, respectively; disallowing deductions for issuance costs and interest expense which would result in an additional tax liability of $37.1 million; and to assess interest and penalties. Sovereign expects that it will need to litigate this matter with the IRS. Sovereign continues to believe that it is entitled to claim these foreign tax credits taken with respect to the transactions and also continues to believe it is entitled to tax deductions for the related issuance costs and interest deductions. Sovereign also believes that its recorded tax reserves for its position of $57.6 million adequately provides for any potential exposure to the IRS related to these items. However, as the Company continues to go through the litigation process, we will continue to evaluate the appropriate tax reserve levels for this position, and any changes made to the tax reserves may materially affect Sovereign’s income tax provision, net income and regulatory capital in future periods.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Line of Business Results
Segment results are derived from the Company’s business unit profitability reporting system by specifically attributing managed balance sheet assets, deposits and other liabilities and their related interest income or expense to each of our segments. Funds transfer pricing methodologies are utilized to allocate a cost for funds used or a credit for funds provided to business line deposits, loans and selected other assets using a matched funding concept. The provision for credit losses recorded by each segment is based on the net charge-offs of each line of business and the difference between the provision for credit losses recognized by the Company on a consolidated basis and the provision recorded by the business line at the time of charge-off is allocated to each business line based on the risk profile of their loan portfolio. Other income and expenses directly managed by each business line, including fees, service charges, salaries and benefits, and other direct expenses as well as certain allocated corporate expenses are accounted for within each segment’s financial results. Where practical, the results are adjusted to present consistent methodologies for the segments. Accounting policies for the lines of business are the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business. In connection with the acquisition of Sovereign by Santander in the first quarter of 2009, certain changes to our executive management team were announced. These events impacted how our executive management team measured and assessed our business performance.
As a result of these changes, we now have four reportable segments. The Company’s segments are focused principally around the customers Sovereign serves. The Retail Banking Division is primarily comprised of our branch locations and our residential mortgage business. Our branches offer a wide range of products and services to customers and each attracts deposits by offering a variety of deposit instruments including demand and NOW accounts, money market and savings accounts, certificates of deposits and retirement savings plans. Our branches also offer certain consumer loans such as home equity loans and other consumer loan products. It also provides business banking loans and small business loans to individuals. Finally our residential mortgage business reports into our head of Retail Banking. Our specialized business segment is primarily comprised of leases to commercial customers, our New York multi-family and national commercial real estate lending group, our automobile dealer floor plan lending group and our indirect automobile lending group. The Middle Market segment provides the majority of Sovereign’s commercial lending platforms such as commercial real estate loans and commercial industrial loans and also contains the Company’s related commercial deposits. The Other segment includes earnings from the investment portfolio, interest expense on Sovereign’s borrowings and other debt obligations, minority interest expense, amortization of intangible assets and certain unallocated corporate income and expenses.
The Retail Banking segment net interest income decreased $37.8 million and $82.5 million to $203.9 million and $396.2 million for the three-month and six-month periods ended June 30, 2009 compared to the corresponding periods in the preceding year. The decrease in net interest income was due to margin compression on a matched funded basis due to the recent Federal Reserve interest rate cuts which have reduced the spreads that our Retail Banking Division receives on their deposits. The average balance of loans was $22.4 billion for the six months ended June 30, 2009 compared to an average balance of $23.4 billion for the corresponding period in the preceding year and the net spread on the loan portfolio for the six month period ended June 30, 2009 was 1.67% compared to 1.49% for the corresponding period in the prior year. The average balance of deposits was $38.8 billion for the six months ended June 30, 2009, compared to $37.7 billion for the same period a year ago. The net spreads on our retail deposit portfolio were 1.13% for the six-month period ended June 30, 2009 compared to 1.69% for the corresponding period in the prior year. In addition to the Federal Reserve rate cuts which negatively impacted spreads, Sovereign originated a high level of promotional money market and time deposit balances in late September and early October prior to being acquired by Santander. These deposits helped stabilize our liquidity levels but were at above market rate costs and as a result have hurt the Retail Banking segments deposit spreads. Sovereign intends to reprice these deposits to market based terms when the promotional periods expire which should improve deposit spreads in future periods. The provision for credit losses increased $41.8 million and $149.9 million for the three months and six months ended June 30, 2009, and is driven by increased allowance allocations for division’s loan portfolio. General and administrative expenses totaled $248.4 million and $527.3 million for the three months and six months ended June 30, 2009, compared to $296.2 million and $591.0 million for the three months and six months ended June 30, 2008. The decrease in general and administrative expenses is due to tighter cost controls and a lower headcount within our retail banking division.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The Specialized Business segment net interest income increased $3.8 million and $8.3 million to $92.6 million and $184.5 million for the three-month and six-month periods ended June 30, 2009 compared to the corresponding periods in the preceding year. The net spread on a match funded basis for this segment was 1.90% for the first six months of 2009 compared to 1.86% for the same period in the prior year. The average balance of loans for the six-month period ended June 30, 2009 was $19.3 billion compared with $21.5 billion for the corresponding period in the prior year. Fees and other income were $1.0 million and $(37.3) million for the three-month and six-month periods ended June 30, 2009 compared to $35.0 million and $66.5 million for the corresponding periods in the prior year. The current year results included a charge of $70.0 million to increase our recourse reserves associated with the sales of multi-family loans to Fannie Mae. The provision for credit losses increased $19.8 million and $168.1 million to $94.4 million and $314.8 million at June 30, 2009 due to a higher level of allowances on our multi-family loan portfolio. Charge-offs on this portfolio increased to $5.6 million during the first six months of 2009 compared to $0 during the first six months of 2008. General and administrative expenses totaled $24.6 million and $50.9 million for the three months and six months ended June 30, 2009, compared to $27.3 million and $55.3 million for the three months ended June 30, 2008.
The Middle Market segment net interest income decreased $22.2 million and $54.8 million to $81.4 million and $159.9 million for the three-month and six-month periods ended June 30, 2009 compared to the corresponding periods in the preceding year due to a decrease in our commercial loan portfolios from reduced demand for these loan products due to the current economic environment. The net spread on a match funded basis for this segment was 1.83% for the first six months of 2009 compared to 2.20% for the same period in the prior year. The average balance of loans for the six months ended June 30, 2009 was $12.8 billion compared with $13.3 billion for the corresponding period in the prior year. The provision for credit losses increased $43.4 million and $157.0 million to $71.2 million and $215.9 million for the three months and six months ended June 30, 2009 due to higher reserve allocations on certain segments within our commercial loan portfolio, particularly those related to the residential real estate industry. General and administrative expenses (including allocated corporate and direct support costs) were $23.6 million and $51.9 million for the three months and six months ended June 30, 2009 compared with $38.0 million and $67.9 million for the corresponding periods in the prior year.
The net income/(loss) before income taxes for Other decreased $222.2 million and $680.4 million to a net loss of $173.6 million and $573.6 million for the three months and six months ended June 30, 2009 compared to the corresponding periods in the preceding year. Results for the six months ended June 30, 2009 included charges of $36.9 million and $66.8 million related to the OTTI charge on FNMA and FHLMC preferred stock and the non-agency mortgage backed securities portfolio, respectively. Results for the three months and six months ended June 30, 2009 included charges of $70.5 million and $303.8 million related to certain restructuring and merger charges, respectively. Net interest income/(expense) decreased $119.1 million and $214.1 million to $(52.3) million and $(105.9) million for the three months and six months ended June 30, 2009 compared to the corresponding periods in the preceding year due primarily to investment yields decreasing 326 basis points for the six-month period ended June 30, 2009. Average borrowings for the six-month period ended June 30, 2009 and 2008 were $18.7 billion and $23.3 billion, respectively, with an average cost of 5.02% and 4.79%. Average investments for the six-month period ended June 30, 2009 and 2008 was $13.7 billion and $12.6 billion respectively, at an average yield of 2.87% and 6.13%.
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
Loan Portfolio
At June 30, 2009, commercial loans totaled $25.6 billion representing 48.5% of Sovereign’s loan portfolio, compared to $27.3 billion, or 48.8% of the loan portfolio, at December 31, 2008 and $27.8 billion, or 48.2% of the loan portfolio, at June 30, 2008. At both June 30, 2009 and December 31, 2008, only 7% and 8%, respectively, of our total commercial portfolio was unsecured. The decrease in commercial loans since December 31, 2008 has been driven by reduced demand for these loan products due to the current recessionary environment. Sovereign is focused on limiting its balance sheet growth given the difficult economic and credit conditions.
At June 30, 2009, multi-family loans totaled $4.5 billion representing 8.6% of Sovereign’s loan portfolio, compared to $4.5 billion, or 8.1% of the loan portfolio, at December 31, 2008 and $4.7 billion or 8.1% of the loan portfolio at June 30, 2008.
The consumer loan portfolio secured by real estate (consisting of home equity loans and lines of credit of $6.8 billion and residential loans of $11.2 billion) totaled $18.0 billion at June 30, 2009, representing 34.1% of Sovereign’s loan portfolio, compared to $18.3 billion, or 32.8%, of the loan portfolio at December 31, 2008 and $18.4 billion or 31.9% of the loan portfolio at June 30, 2008.
The consumer loan portfolio not secured by real estate (consisting of automobile loans of $4.4 billion and other consumer loans of $273.7 million) totaled $4.7 billion at June 30, 2009, representing 8.8% of Sovereign’s loan portfolio, compared to $5.8 billion, or 10.3%, of the loan portfolio at December 31, 2008 and $6.8 billion or 11.8% of the loan portfolio at June 30, 2008. Sovereign ceased originating auto loan production within its geographic footprint in the fourth quarter of 2008 and stopped originating out of footprint auto loans on January 31, 2008. The remaining auto portfolio will liquidate over its remaining estimated life of approximately two and a half to three years.
Non-Performing Assets
At June 30, 2009, Sovereign’s non-performing assets increased by $1.1 billion to $2.1 billion compared to $985.4 million at December 31, 2008. This increase is primarily related to residential mortgages, commercial real estate loans, multi-family loans and commercial and industrial loans. Non-performing assets as a percentage of total loans, real estate owned and repossessed assets increased to 3.98% at June 30, 2009 from 1.77% at December 31, 2008. In response to these increases, Sovereign increased its allowance for credit losses on our loan portfolio to $1.6 billion or 3.11% of total loans at June 30, 2009 from $1.2 billion or 2.09% at December 31, 2008. Sovereign generally places all commercial and residential loans on non-performing status at 90 days delinquent or sooner, if management believes the loan has become impaired (unless return to current status is expected imminently). All other consumer loans continue to accrue interest until they are 120 days delinquent, at which point they are either charged-off or placed on non-accrual status and anticipated losses are reserved for. At 180 days delinquent, anticipated losses on residential real estate loans are fully reserved for or charged off.
Sovereign has been building its reserve levels over the past several quarters due to the deepening U.S. recession which has negatively impacted the credit quality of our loan portfolio. Our allowance for credit losses as a percentage of total loans has now increased to 3.18% at June 30, 2009 compared to 2.10% at December 31, 2008 and 1.47% at June 30, 2008. Although non-performing assets have increased significantly during this time period, we have seen a stabilization in our early stage delinquencies. Excluding loans that are classified as non-accrual, our loans past due have declined from $1.4 billion at year end to $1.1 billion at June 30, 2009. Although we expect that our non-performing loan levels will continue to increase in future periods, the Company has considered this fact in the calculation of the allowance for loan loss at June 30, 2009. If the recent trends experienced in our early stage delinquency levels do not continue however, this may lead to higher than anticipated levels of non-performing assets and have a significant impact on future reserves for credit losses.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
The following table presents the composition of non-performing assets at the dates indicated:

	June 30,	December 31,
	2009	2008
Non-accrual loans:
Consumer:
Residential mortgages	$520,179	$233,176
Home equity loans and lines of credit	90,207	69,247
Auto loans and other consumer loans	14,591	3,777

Total consumer loans	624,977	306,200
Commercial	448,311	244,847
Commercial real estate	695,805	319,565
Multi-family	288,731	42,795

Total non-accrual loans	2,057,824	913,407
Restructured loans	304	268

Total non-performing loans	2,058,128	913,675

Other real estate owned	36,324	49,900
Other repossessed assets	10,645	21,836

Total other real estate owned and other repossessed assets	46,969	71,736

Total non-performing assets	$2,105,097	$985,411

Past due 90 days or more as to interest or principal and accruing interest	$46,528	$123,301
Annualized net loan charge-offs to average loans	.97%	.83%
Non-performing assets as a percentage of total assets	2.80%	1.28%
Non-performing loans as a percentage of total loans	3.89%	1.64%
Non-performing assets as a percentage of total loans, real estate owned and repossessed assets	3.98%	1.77%
Allowance for credit losses as a percentage of total non-performing assets (1)	78.1%	118.5%
Allowance for credit losses as a percentage of total non-performing loans (1)	79.9%	127.8%

(1)	Allowance for credit losses is comprised of the allowance for loan losses and the reserve for unfunded commitments, which is included in other liabilities.
Loans ninety (90) days or more past due and still accruing interest decreased by $76.8 million from December 31, 2008 to June 30, 2009, as more loans were moved to non-accrual status during the first quarter. Potential problem loans (commercial loans delinquent more than 30 days but less than 90 days, although not currently classified as non-performing loans) amounted to approximately $491.3 million and $557.8 million at June 30, 2009 and December 31, 2008, respectively. This increase has been factored into our allowance for loan losses for our commercial loan portfolio.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Allowance for Credit Losses
The following table presents the allocation of the allowance for loan losses and the percentage of each loan type to total loans at the dates indicated:

	June 30, 2009		December 31, 2008
		% of		% of
		Loans to		Loans to
		Total		Total
	Amount	Loans	Amount	Loans
Allocated allowance:
Commercial loans	$913,950	57%	$752,835	57%
Consumer loans secured by real estate	295,825	34	193,430	33
Consumer loans not secured by real estate	220,299	9	149,099	10
Unallocated allowance	11,081	n/a	7,389	n/a

Total allowance for loan losses	$1,441,155	100%	$1,102,753	100%
Reserve for unfunded lending commitments	203,662		65,162

Total allowance for credit losses	$1,644,817		$1,167,915

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
The allowance for loan losses consists of two elements: (i) an allocated allowance, which is comprised of allowances established on specific loans, and allowances for each loan category based on historical loan loss experience adjusted for current trends and adjusted for both general economic conditions and other risk factors in the Company’s loan portfolios, and (ii) an unallocated allowance to account for a level of imprecision in management’s estimation process.
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
The allowance for each loan category is evaluated at least quarterly and is the result of detailed analysis to estimate loan losses. The loss analysis is based on actual historical loss experience and anticipated loss experience by considering: levels and trends in delinquencies and charge-offs, loss given default expectations and the anticipated severity of these projected defaults, trends in loan volume and terms, changes in risk composition and underwriting standards, experience and ability of staff, economic and industry conditions, and effects of any credit concentrations.
Additionally, the Company reserves for certain inherent, but undetected, losses that are probable within the loan portfolio. This is due to several factors, such as, but not limited to, inherent delays in obtaining information regarding a customer’s financial condition or changes in their unique business conditions and the interpretation of economic trends. While this analysis is conducted at least quarterly, the Company has the ability to revise the allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan pool classification.
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
These risk factors are continuously reviewed and revised by management where conditions indicate that the estimates initially applied are different from actual results. A comprehensive analysis of the allowance for loan losses and reserve for unfunded lending commitments is performed by the Company on a quarterly basis. In addition, a review of allowance levels based on nationally published statistics is conducted quarterly.
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
Commercial Portfolio. The portion of the allowance for loan losses related to the commercial portfolio has increased from $752.8 million at December 31, 2008 (2.37% of commercial loans) to $914.0 million at June 30, 2009 (3.03% of commercial loans). This is a result of an increase in non-performing assets and other criticized assets at June 30, 2009. A large portion of this increase was related to our multi-family loans and small business lending loans and higher allowances were assigned to these loan categories.
Consumer Secured by Real Estate Portfolio. The allowance for the consumer loans secured by real estate portfolio increased to $295.8 million at June 30, 2009 from $193.4 million at December 31, 2008. The increase is primarily due to continued weaknesses in residential real estate prices. Non-performing assets and past due loans for our residential portfolios, particularly in our $2.4 billion Alt-A portfolio, continue to increase. Additionally, our in market home equity portfolio losses have been steadily increasing. As a result of this trend, Sovereign provided additional reserves to this portfolio during the first quarter of 2009. As a result of these increased reserves, the percentage of consumer loans secured by real estate allowance to the loans was 1.64% at June 30, 2009 compared with 1.06% at December 31, 2008. We expect that the difficult housing environment as well as general economic conditions will continue to impact our residential and home equity portfolios which may result in higher loss levels. In response, during the first six months of 2009, we increased the reserve for consumer loans secured by real estate by $102.4 million.
Sovereign entered into a credit default swap in 2006 on a portion of its residential real estate loan portfolio through a synthetic securitization structure. Under the terms of the credit default swap, Sovereign is responsible for the first $2.8 million of losses on the remaining loans in the structure which totaled $2.6 billion at June 30, 2009. Sovereign is reimbursed for the next $52.4 million of losses under the terms of the credit default swap. Losses above $55.3 million are borne by Sovereign. This credit default swap term is equal to the term of the loan portfolio.
Consumer Not Secured by Real Estate Portfolio. The allowance for the consumer not secured by real estate portfolio increased from $149.1 million at December 31, 2008 to $220.3 million at June 30, 2009 primarily due to higher reserve allocations for this portfolio due to continued deterioration in the portfolio. The allowance as a percentage of consumer loans not secured by real estate was 4.73% at June 30, 2009 and 2.65% at December 31, 2008.
Unallocated Allowance. The unallocated allowance for loan losses was $11.1 million at June 30, 2009 and $7.4 million at December 31, 2008. Management continuously evaluates its allowance methodology; however the unallocated allowance is subject to changes each reporting period due to a level of imprecision in management’s estimation process.
Reserve for unfunded lending commitments. The reserve for unfunded lending commitments has increased from $65.2 million at December 31, 2008 to $203.7 million at June 30, 2009 due to credit downgrades on our commercial letters and line of credit portfolios.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Investment Securities
Investment securities consist primarily of mortgage-backed securities, tax-free municipal securities, U.S. Treasury and government agency securities, corporate debt securities and stock in the Federal Home Loan Bank of Pittsburgh (“FHLB”). Mortgage-backed securities consist of pass-throughs and collateralized mortgage obligations issued by federal agencies or private label issuers. Sovereign’s mortgage-backed securities are generally either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by Standard and Poor’s and Moody’s at the date of issuance. Sovereign purchases classes which are senior positions backed by subordinate classes. The subordinate classes absorb the losses and must be completely eliminated before any losses flow through the senior positions. The average life of the available-for-sale investment portfolio at June 30, 2009 was 5.79 years compared to 4.62 years at December 31, 2008.
Total investment securities available-for-sale was $10.0 billion at June 30, 2009 and $9.3 billion at December 31, 2008. For additional information with respect to Sovereign’s investment securities, see Note 3 in the Notes to Consolidated Financial Statements.
Sovereign recorded an OTTI charge of $36.9 million on FNMA and FHLMC preferred stock and a $66.8 million OTTI charge on our non-agency mortgage backed securities in the first half of 2009.
Other investments, which consists of FHLB stock and repurchase agreements, remained constant at $0.7 billion at June 30, 2009 and December 31, 2008.
Goodwill and Other Intangible Assets
Goodwill was $3.4 billion at both June 30, 2009 and December 31, 2008. Other intangibles decreased by $39.1 million at June 30, 2009 compared to December 31, 2008 due to year-to-date amortization expense.
The Company follows SFAS No. 142, “Goodwill and Other Intangible Assets,” to account for its goodwill. This statement provides that goodwill and other indefinite lived intangible assets will not be amortized on a recurring basis, but rather will be subject to periodic impairment testing. This testing is required annually, or more frequently if events or circumstances indicate there may be impairment. Impairment testing is performed at the reporting unit level, and not on an individual acquisition basis and is a two step process. The first step is to compare the fair value of the reporting unit to its carrying value (including its allocated goodwill). If the fair value of the reporting unit is in excess of its carrying value then no impairment charge is recorded. If the carrying value of a reporting unit is in excess of its fair value then a second step needs to be performed. The second step entails calculating the implied fair value of goodwill as if a reporting unit is purchased at its step 1 fair value. This is determined in the same manner as goodwill in a business combination. If the implied fair value of goodwill is in excess of the reporting units allocated goodwill amount then no impairment charge is required. We evaluated our goodwill at March 31, 2009 and determined that it was not impaired. No impairment indicators were noted during the three-month period ended June 30, 2009 and as such no impairment test was performed at June 30, 2009. The Company will perform its annual goodwill impairment test at December 31, 2009 unless indicators of impairment are noted during the third quarter.
The estimated aggregate amortization expense related to core deposit intangibles for each of the five succeeding calendar years ending December 31 is:

	Calendar		Remaining
	Year	Recorded	Amount
Year	Amount	To Date	To Record
2009	$71,341	$37,622	$33,719
2010	56,617	—	56,617
2011	44,963	—	44,963
2012	33,108	—	33,108
2013	23,630	—	23,630

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Deposits and Other Customer Accounts
Sovereign attracts deposits within its primary market area with an offering of deposit instruments including demand accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Total deposits and other customer accounts at June 30, 2009 were $49.3 billion compared to $48.4 billion at December 31, 2008.
Borrowings and Other Debt Obligations
Sovereign utilizes borrowings and other debt obligations as a source of funds for its asset growth and its asset/liability management. Collateralized advances are available from the FHLB provided certain standards related to creditworthiness have been met. In the third quarter of 2008, Sovereign began to borrow from the Federal Reserve discount window through the pledging of certain assets. Sovereign also utilizes reverse repurchase agreements, which are short-term obligations collateralized by securities fully guaranteed as to principal and interest by the U.S. Government or an agency thereof, and federal funds lines with other financial institutions. Total borrowings at June 30, 2009 and December 31, 2008 were $17.2 billion and $21.0 billion, respectively. The reason for this decline is due to our decision to terminate $1.4 billion of higher cost FHLB advances as well the reduction in the size of our auto and commercial and industrial loan portfolios as proceeds were utilized to pay down FHLB advances. Note 6 for further discussion and details on our borrowings and other debt obligations.
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
In certain transactions, Sovereign has transferred assets to SPEs qualifying for non-consolidation (“QSPE”) and has accounted for the transaction as a sale in accordance with SFAS No. 140. Sovereign also has interests that continue to be held in the QSPEs. Off-balance sheet QSPEs had $1.0 billion of assets that Sovereign sold to the QSPEs which are not included in Sovereign’s Consolidated Balance Sheet at June 30, 2009. Sovereign’s interests that continue to be held and servicing assets in such QSPEs was $1.9 million at June 30, 2009 and this amount represents Sovereign’s maximum exposure to credit losses related to these unconsolidated securitizations. Sovereign does not provide contractual legal recourse to third party investors that purchase debt or equity securities issued by the QSPEs beyond the credit enhancement inherent in Sovereign’s subordinated interests in the QSPEs. At June 30, 2009, there are no known events or uncertainties that would result in or are reasonably likely to result in the termination or material reduction in availability to Sovereign’s access to off-balance sheet markets.
Sovereign enters into partnerships, which are variable interest entities under FIN 46, with real estate developers for the construction and development of low-income housing. The partnerships are structured with the real estate developer as the general partner and Sovereign as the limited partner. Sovereign is not the primary beneficiary of these variable interest entities. The Company’s risk of loss is limited to its investment in the partnerships, which totaled $144.6 million at June 30, 2009 and any future cash obligations that Sovereign has committed to the partnerships. Future cash obligations related to these partnerships totaled $8.6 million at June 30, 2009. Sovereign investments in these partnerships are accounted for under the equity method.
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
The FDICIA established five capital tiers: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution’s capital tier depends upon its capital levels in relation to various relevant capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized or adequately-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities. At June 30, 2009 and December 31, 2008, Sovereign Bank had met all quantitative thresholds necessary to be classified as well-capitalized under regulatory guidelines.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Federal banking laws, regulations and policies also limit Sovereign Bank’s ability to pay dividends and make other distributions to Sovereign Bancorp. Sovereign Bank is required to give prior notice to the OTS before paying any dividend. In addition, Sovereign Bank must obtain prior OTS approval to declare a dividend or make any other capital distribution if, after such dividend or distribution, Sovereign Bank’s total distributions to Sovereign within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years, or if Sovereign Bank is not adequately capitalized at the time. In addition, OTS prior approval would be required if Sovereign Bank’s examination or CRA ratings fall below certain levels or Sovereign Bank is notified by the OTS that it is a problem association or an association in troubled condition. The following schedule summarizes the actual capital balances of Sovereign Bank at June 30, 2009 and December 31, 2008:

	TIER 1	TIER 1	TOTAL
	LEVERAGE	RISK-BASED	RISK-BASED
	CAPITAL	CAPITAL	CAPITAL
REGULATORY CAPITAL	RATIO	RATIO	RATIO
Sovereign Bank at June 30, 2009:
Regulatory capital	$5,558,275	$5,403,622	$7,481,155
Minimum capital requirement (1)	1,446,863	2,412,973	4,825,946

Excess	$4,111,412	$2,990,649	$2,655,209

Sovereign Bank capital ratio	7.68%	8.96%	12.40%

Sovereign Bank at December 31, 2008:
Regulatory capital	$4,434,350	$4,166,510	$6,449,472
Minimum capital requirement (1)	2,979,778	2,528,501	5,057,002

Excess	$1,454,572	$1,638,009	$1,392,470

Sovereign Bank capital ratio	5.95%	6.59%	10.20%

(1)	Minimum capital requirement as defined by OTS Regulations.
Listed below are capital ratios for Sovereign Bancorp.

	TANGIBLE	TANGIBLE
	COMMON	COMMON	TANGIBLE	TANGIBLE
	EQUITY TO	EQUITY TO	EQUITY TO	EQUITY TO
	TANGIBLE	TANGIBLE	TANGIBLE	TANGIBLE	TIER 1
	ASSETS	ASSETS	ASSETS	ASSETS	LEVERAGE
	EXCLUDING	INCLUDING	EXCLUDING	INCLUDING	CAPITAL
REGULATORY CAPITAL	OCI (2)	OCI (2)	OCI (2)	OCI (2)	RATIO
Capital ratio at June 30, 2009 (1)	2.71%	1.76%	5.47%	4.55%	7.35%
Capital ratio at December 31, 2008 (1)	3.60%	2.57%	3.86%	2.83%	5.73%

(1)	OTS capital regulations do not apply to savings and loan holding companies. These ratios are computed as if those regulations did apply to Sovereign Bancorp, Inc.

(2)	Tangible equity and tangible assets are defined as total equity and total assets less goodwill and other intangibles, net of any deferred tax liabilities.
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
Factors which impact the liquidity position of Sovereign Bank include loan origination volumes, loan prepayment rates, maturity structure of existing loans, core deposit growth levels, CD maturity structure and retention, Sovereign’s credit ratings, general market conditions, investment portfolio cash flows and maturity structure of wholesale funding, etc. These risks are monitored and centrally managed. This process includes reviewing all available wholesale liquidity sources. As of June 30, 2009, Sovereign had $25.3 billion in available overnight liquidity in the form of unused federal funds purchased lines, unused FHLB borrowing capacity and unencumbered investments to be pledged as collateral for additional borrowings. Sovereign also forecasts future liquidity needs and develops strategies to ensure that adequate liquidity is available at all times.
The Company has increased its liquidity position, and, as of June 30, 2009, we had over $25.4 billion in committed liquidity from the FHLB and the Federal Reserve Bank. The Company also has cash deposits at June 30, 2009 of $4.8 billion compared with $3.8 billion at year end. We believe that this provides adequate liquidity in this difficult economic environment.
Sovereign Bancorp has the following major sources of funding to meet its liquidity requirements: dividends and returns of investment from its subsidiaries and capital injections from the parent company. Sovereign Bank may pay dividends to Santander subject to approval of the OTS, as discussed above. During the first quarter of 2009, Sovereign issued $1.8 billion of preferred stock to Santander. The preferred stock pays non-cumulative dividends of 10% per annum. In July 2009, Santander converted all of its investment into 7.2 million shares of Sovereign common stock. This action further demonstrates the support of our Parent Company and reduces the cash obligations of Sovereign Bancorp with respect to the dividend on this preferred issuance.
As previously mentioned, Sovereign adopted SFAS No. 157 on January 1, 2008. Sovereign’s level 3 investments are comprised of certain non-agency mortgage backed securities which are not actively traded. In certain instances, Sovereign is the sole investor of the issued security. Sovereign evaluates prices from a third party pricing service, third party broker quotes for certain securities and from another independent third party valuation source to determine their estimated fair value. Our fair value estimates assume liquidation in an orderly market and not under distressed circumstances. If Sovereign was required to sell these securities in an unorderly fashion, actual proceeds received could potentially be significantly less than their estimated fair values.
Net cash used by operating activities was $582.2 million for 2009. Net cash provided by investing activities for 2009 was $3.7 billion and primarily due to a net decrease in loans of $4.4 billion, maturities and repayments of investments of $3.6 billion, and proceeds from the sale of investments of $2.6 billion, offset by purchases of investments of $6.8 billion. Net cash used by financing activities for 2009 was $2.1 billion, which consisted of a $3.7 billion reduction in wholesale borrowings and $1.1 billion in the repayment of debt, offset by proceeds of $1.8 billion from the sale of preferred stock and an increase in deposits of $827.2 million. See the Consolidated Statement of Cash Flows for further details on our sources and uses of cash.

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

	Payments Due by Period
		Less than	Over 1 yr	Over 3 yrs	Over
	Total	1 year	to 3 yrs	to 5 yrs	5 yrs
FHLB advances (1)	$12,525,522	$6,074,328	$978,664	$858,278	$4,614,252
Fed Funds (1)	1,000,007	1,000,007	—	—	—
Other debt obligations (1)	5,257,115	492,997	2,499,702	1,428,028	836,388
Junior subordinated debentures due to Capital Trust entities (1)(2)	3,860,536	83,480	170,378	179,092	3,427,586
Certificates of deposit (1)	17,289,179	16,382,054	700,560	124,524	82,041
Investment partnership commitments (3)	8,563	8,444	26	26	67
Operating leases	840,329	102,573	187,598	134,504	415,654

Total contractual cash obligations	$40,781,251	$24,143,883	$4,536,928	$2,724,452	$9,375,988

(1)	Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at June 30, 2009. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Excludes unamortized premiums or discounts.

(3)	The commitments to fund investment partnerships represent future cash outlays for the construction and development of properties for low-income housing, and historic tax credit projects. The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership or operating agreement, and could change due to variances in the construction schedule, project revisions, or the cancellation of the project.
Excluded from the above table are deposits of $32.3 billion that are due on demand by customers. Additionally, $85.8 million of tax liabilities associated with unrecognized tax benefits under FIN 48 have been excluded due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations.
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
Amount of Commitment Expiration per Period:

	Total
Other Commercial	Amounts	Less than	Over 1 yr	Over 3 yrs
Commitments	Committed	1 year	to 3 yrs	to 5 yrs	Over 5 yrs
Commitments to extend credit	$14,694,344	$5,777,245	$3,185,090	$1,072,158	$4,659,851
Standby letters of credit	2,537,399	626,660	1,047,056	578,511	285,172
Loans sold with recourse	577,619	276,308	40,679	77,390	183,242
Forward buy commitments	569,207	535,862	33,345	—	—

Total commercial commitments	$18,378,569	$7,216,075	$4,306,170	$1,728,059	$5,128,265

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Sovereign’s standby letters of credit meet the definition of a guarantee under FASB Interpretation No. 45 “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”. These transactions are conditional commitments issued by Sovereign to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 2.7 years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, Sovereign would be required to honor the commitment. Sovereign has various forms of collateral, such as real estate assets and customer business assets. The maximum undiscounted exposure related to these commitments at June 30, 2009 was $2.5 billion, and the approximate value of the underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $2.2 billion. The fees related to standby letters of credit are deferred and amortized over the life of the commitment. These fees are immaterial to Sovereign’s financial statements at June 30, 2009. We believe that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.
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
The table below discloses the estimated sensitivity to Sovereign’s net interest income based on interest rate changes:

The following estimated percentage
If interest rates changed in parallel by the	increase/(decrease) to
amounts below at June 30, 2009	net interest income would result

Up 100 basis points	3.18%
Down 50 basis points	(0.91)%
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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)
Management then looks at the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk and also highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to Sovereign’s MVE at June 30, 2009 and December 31, 2008:

	The following estimated percentage
	increase/(decrease) to MVE would result
If interest rates changed in parallel by	June 30, 2009	December 31, 2008
Base	$7,481,155	$6,735,655
Up 200 basis points	(6.41)%	(5.80)%
Up 100 basis points	2.55%	(2.51)%
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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
Incorporated by reference from Part I, Item 2. “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Asset and Liability Management” hereof.

Item 4.	Controls and Procedures
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2009. Based on this evaluation, our principal executive officer and our principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2009 to ensure that information required to be disclosed by the Company in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures. There has been no change in the Company’s internal control over financial reporting that occurred during the quarter ended June 30, 2009, that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION

Item 1	— Legal Proceedings
Reference should be made to Footnote 11 for disclosure regarding the lawsuit filed by Sovereign against the Internal Revenue Service. Besides this item, Sovereign is not involved in any pending material legal proceeding other than routine litigation occurring in the ordinary course of business.

Item 1A	— Risk Factors
The risk factors in the Company’s Annual Report on Form 10-K has not changed materially.

Item 2	— Unregistered Sales of Equity Securities and Use of Proceeds.
No shares of the Company’s common stock were repurchased during the three-month period ended June 30, 2009.

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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOVEREIGN BANCORP, INC. (Registrant)
Date: August 6, 2009	/s/ Gabriel Jaramillo
Gabriel Jaramillo
Chairman of the Board, Chief Executive Officer (Authorized Officer)

Date: August 6, 2009	/s/ Guillermo Sabater
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