Form 10-Q
period 2009-09-30
SOVEREIGN BANCORP INC
filed 2009-11-09
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐. No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2009
Common Stock (no par value)	511,107,043 shares

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

PART 1- FINANCIAL INFORMATION
Item 1. Condensed Financial Information
SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited at September 30, 2009, audited at December 31, 2008)

	September 30,	December 31,
	2009	2008
	(in thousands, except share data)
ASSETS
Cash and amounts due from depository institutions	$1,560,979	$3,754,523
Investment securities:
Available-for-sale	12,980,569	9,301,339
Other investments	698,685	718,771
Loans held for investment	57,095,687	55,541,899
Allowance for loan losses	(1,884,352)	(1,102,753)

Net loans held for investment	55,211,335	54,439,146

Loans held for sale	423,835	327,332
Premises and equipment, net	492,430	550,150
Accrued interest receivable	332,612	251,612
Goodwill	4,105,078	3,431,481
Core deposit intangibles and other intangibles, net of accumulated amortization of $916,593 and $858,578 at September 30, 2009 and December 31, 2008, respectively	261,318	268,472
Bank owned life insurance	1,800,736	1,847,688
Other assets	3,107,687	2,203,154

TOTAL ASSETS	$80,975,264	$77,093,668

LIABILITIES
Deposits and other customer accounts	$46,220,726	$48,438,573
Borrowings and other debt obligations	23,205,826	20,964,185
Advance payments by borrowers for taxes and insurance	102,014	93,225
Other liabilities	1,972,822	2,000,971

TOTAL LIABILITIES	71,501,388	71,496,954

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; $25,000 liquidation preference; 7,500,000 shares authorized; 8,000 shares outstanding at September 30, 2009 and at December 31, 2008	195,445	195,445
Common stock; no par value; 800,000,000 shares authorized; 511,107,043 shares issued at September 30, 2009 and 666,161,708 shares issued at December 31, 2008	10,397,214	7,718,771
Warrants and employee stock options issued	285,435	350,572
Treasury stock at cost; 0 shares at September 30, 2009 and 2,217,811 shares at December 31, 2008	—	(9,379)
Accumulated other comprehensive loss	(407,262)	(785,814)
Retained deficit	(996,956)	(1,872,881)

TOTAL STOCKHOLDERS’ EQUITY	9,473,876	5,596,714

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$80,975,264	$77,093,668

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(in thousands)
INTEREST INCOME:
Interest on loans	$971,755	$816,746	$3,076,671	$2,550,010
Interest-earning deposits	1,108	561	7,051	4,522
Investment securities:
Available-for-sale	102,550	134,108	270,841	458,381
Other investments	444	8,407	1,266	24,898

TOTAL INTEREST INCOME	1,075,857	959,822	3,355,829	3,037,811

INTEREST EXPENSE:
Deposits and customer accounts	143,881	196,887	540,691	740,536
Borrowings and other debt obligations	279,034	276,993	851,391	833,443

TOTAL INTEREST EXPENSE	422,915	473,880	1,392,082	1,573,979

NET INTEREST INCOME	652,942	485,942	1,963,747	1,463,832
Provision for credit losses	376,276	304,000	1,526,560	571,000

NET INTEREST (EXPENSE)/INCOME AFTER PROVISION FOR CREDIT LOSSES	276,666	181,942	437,187	892,832

NON-INTEREST INCOME:
Consumer banking fees	99,122	81,149	269,923	235,309
Commercial banking fees	46,303	52,589	140,277	160,789
Mortgage banking (losses)/income	(52,485)	1,520	(78,253)	34,284
Capital markets (losses)/revenue	(4,330)	4,695	(2,878)	22,297
Bank owned life insurance	14,652	18,175	45,570	56,664
Miscellaneous income	3,711	4,714	12,317	16,333

TOTAL FEES AND OTHER INCOME	106,973	162,842	386,956	525,676

Total other-than-temporary impairment losses	53,255	—	(144,651)	—
Portion of loss recognized in other comprehensive income (before taxes)	(83,813)	—	10,421	—
Gains/(Losses) on the sale of investment securities	20,564	(1,158,578)	23,066	(1,142,535)

Net loss on investment securities recognized in earnings	(9,994)	(1,158,578)	(111,164)	(1,142,535)

TOTAL NON-INTEREST INCOME	96,979	(995,736)	275,792	(616,859)

GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	168,070	194,334	549,038	570,680
Occupancy and equipment expenses	78,890	76,724	239,666	229,605
Technology expense	27,374	25,632	79,081	75,858
Outside services	36,004	15,608	91,305	46,780
Marketing expense	5,412	19,771	29,522	55,716
Other administrative expenses	61,771	43,710	179,538	118,308

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	377,521	375,779	1,168,150	1,096,947

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(continued)

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
	(in thousands, except per share data)
OTHER EXPENSES:
Amortization of intangibles	$18,200	$25,373	$58,015	$82,601
Deposit insurance premiums	26,233	9,445	102,343	27,878
Equity method investments	(372)	14,863	16,763	27,501
Merger, restructuring and other charges	46,239	2,277	350,060	3,803

TOTAL OTHER EXPENSES	90,300	51,958	527,181	141,783

(LOSS)/INCOME BEFORE INCOME TAXES	(94,176)	(1,241,531)	(982,352)	(962,757)
Income tax (benefit)/provision	(1,304,283)	(259,940)	(1,284,001)	(208,740)

NET (LOSS)/INCOME	$1,210,107	$(981,591)	$301,649	$(754,017)

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2009
(Unaudited)
(in thousands)

						Accumulated		Total
	Common			Warrants		Other	Retained	Stock-
	Shares	Preferred	Common	& Stock	Treasury	Comprehensive	Earnings	Holders’
	Outstanding	Stock	Stock	Options	Stock	Loss	(Deficit)	Equity
Balance, December 31, 2008	663,946	$195,445	$7,718,771	$350,572	$(9,379)	$(785,814)	$(1,872,881)	$5,596,714
Cumulative effect of adopting FSP FAS 115-2 and FAS 124-2	—	—	—	—	—	(157,894)	246,084	88,190

Balance at January 1, 2009	663,946	195,445	7,718,771	350,572	(9,379)	(943,708)	(1,626,797)	5,684,904
Comprehensive income:
Net income	—	—	—	—	—	—	301,649	301,649
Change in unrealized gain/loss, net of tax:
Investment securities available-for-sale	—	—	—	—	—	466,752	—	466,752
Pension liabilities	—	—	—	—	—	1,575	—	1,575
Cash flow hedges	—	—	—	—	—	108,115	—	108,115

Total comprehensive income								966,281

Contribution of SCUSA from Parent	—	—	789,544	—	—	(39,996)	339,142	1,088,690
Issuance of preferred stock to Santander	—	1,800,000	—	—	—	—	—	1,800,000
Conversion of preferred stock to common stock	7,200	(1,800,000)	1,800,000	—	—	—	—	—
Stock issued in connection with employee benefit and incentive compensation plans	4	—	46,800	346	47	—	—	47,193
Vesting of employee share based awards	—	—	42,099	(65,483)	9,342	—	—	(14,042)
Dividends paid on preferred stock	—	—	—	—	—	—	(10,950)	(10,950)
Stock repurchased	(5)	—	—	—	(10)	—	—	(10)
Shares cancelled by Santander	(160,038)	—	—	—	—	—	—	—

Balance, September 30, 2009	511,107	$195,445	$10,397,214	$285,435	$—	$(407,262)	$(996,956)	$9,473,876

See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine-Month Period
	Ended September 30,
	2009	2008
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)/income	$301,649	$(754,017)
Adjustments to reconcile net income to net cash used in operating activities:
Provision for credit losses	1,526,560	571,000
Depreciation and amortization	182,471	174,601
Net amortization/accretion of investment securities and loan premiums and discounts	(208,793)	18,207
Net (gain)/loss on sale of loans	(68,165)	(36,948)
Net (gain)/loss on investment securities	111,164	1,142,535
Loss on debt extinguishments	68,733	—
Net loss on real estate owned and premises and equipment	32,734	9,442
Stock-based compensation	46,027	17,053
Origination and purchases of loans held for sale, net of repayments	(5,635,817)	(4,695,136)
Proceeds from sales of loans held for sale	5,605,862	5,032,633
Net change in:
Accrued interest receivable	10,139	81,276
Other assets and bank owned life insurance	(847,186)	83,706
Other liabilities	(122,643)	(116,326)

Net cash provided by operating activities	1,002,735	1,528,026

CASH FLOWS FROM INVESTING ACTIVITIES:
Adjustments to reconcile net cash used in investing activities:
Proceeds from sales of investment securities:
Available-for-sale	2,673,370	5,203,206
Proceeds from repayments and maturities of investment securities:
Available-for-sale	6,502,282	4,508,664
Net change in other investments	20,086	251,470
Purchases of available-for-sale investment securities	(12,252,236)	(5,245,355)
Proceeds from sales of loans held for investment	1,662,300	169,306
Purchase of loans	(2,105,801)	(302,161)
Net change in loans other than purchases and sales	4,800,602	(377,007)
Proceeds from sales of premises and equipment	11,286	3,695
Purchases of premises and equipment	(24,840)	(58,562)
Proceeds from sales of real estate owned	38,183	24,758
Cash received from contribution of subsidiary	23,300	—

Net cash provided by investing activities	1,348,532	4,178,014

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine-Month Period
	Ended September 30,
	2009	2008
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Adjustments to reconcile net cash provided by financing activities:
Net decrease in deposits and other customer accounts	$(2,217,847)	$(6,795,035)
Net decrease in borrowings	(3,871,086)	(1,237,433)
Net proceeds from senior notes, subordinated notes and credit facility	2,327,137	495,320
Repayments of borrowings and other debt obligations	(2,580,854)	(180,000)
Net increase in advance payments by borrowers for taxes and insurance	8,789	13,691
Cash dividends paid to preferred stockholders	(10,950)	(10,950)
Proceeds from the issuance of common stock, net of transaction costs	—	1,405,631
Proceeds from issuance of preferred stock	1,800,000	—
Treasury stock repurchases, net of proceeds	—	(2,338)

Net cash used in financing activities	(4,544,811)	(6,311,114)

Net change in cash and cash equivalents	(2,193,544)	(605,074)
Cash and cash equivalents at beginning of period	3,754,523	3,130,770

Cash and cash equivalents at end of period	$1,560,979	$2,525,696

	Nine-Month Period
	Ended September 30,
	2009	2008
	(in thousands)
Supplemental Disclosures:
Net income taxes paid / (refunded)	$289,750	$(5,547)
Interest paid	$1,450,408	$1,618,756
Non cash transactions: In the first quarter of 2009, Sovereign brought back on balance sheet its dealer floor plan securitization due to an early amortization event from low payment rates. This resulted in a non-cash transaction which increased loan and borrowing obligation balances by $731.7 million on the reconsolidation date. In July 2009, Santander elected to convert its $1.8 billion preferred stock investment in Sovereign in exchange for 7.2 million common shares. In July 2009, Santander contributed Santander Consumer USA, Inc (“SCUSA”) into Sovereign Bancorp. See Note 2 for further discussion.
See accompanying notes to consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(1) BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements of Sovereign Bancorp, Inc. and Subsidiaries (“Sovereign” or the “Company”) include the accounts of Sovereign Bancorp, Inc. and its subsidiaries, including the following wholly-owned subsidiaries: Sovereign Bank (the “Bank”), Independence Community Bank Corp. (“Independence”), and Sovereign Delaware Investment Corporation. Additionally, it also includes Santander Consumer USA, Inc (“SCUSA”), a majority owned subsidiary of Banco Santander, SA (“Santander”) that was contributed to Sovereign in 2009 (See Note 2 for further information). Sovereign Bancorp is a wholly owned subsidiary of Santander. All intercompany balances and transactions have been eliminated in consolidation.
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
The preparation of these financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for any interim periods are not necessarily indicative of the results which may be expected for the entire year. Certain amounts in the financials statements of prior periods have been recast to conform with the presentation used in the current period financial statements. These reclassifications had no effect on net income.
(2) CONTRIBUTION OF SANTANDER CONSUMER USA, INC.
In July 2009, Santander contributed SCUSA, a majority owned subsidiary to Sovereign Bancorp. SCUSA is a specialized consumer finance company engaged in the purchase, securitization, and servicing of retail installment contracts originated by automobile dealers. SCUSA acquires retail installment contracts principally from manufacturer-franchised dealers in connection with the sale of used and new automobiles and trucks primarily to nonprime customers with limited credit histories or past credit problems. SCUSA also purchases automobile retail installment contracts from other companies.
As Santander controls both Sovereign and SCUSA, the transaction was reflected as if it had actually occurred on January 1, 2009. Since Santander acquired Sovereign on January 31, 2009, this is the earliest period both entities were under common control. The impact of this transaction on Sovereign’s Consolidated Statement of Operations for the three-month and nine-month periods ended September 30, 2009 is shown below. Sovereign recorded the contribution based on Santander’s basis in SCUSA’s net assets.

	Three-Month	Nine-Month
	Period Ended	Period Ended
	September 30, 2009	September 30, 2009
	(in thousands)
Net interest income	$310,067	$986,195
Provision for credit losses	164,976	573,260
Fees and other income	7,446	21,093
Compensation and benefits	20,627	60,325
Occupancy and equipment expenses	5,580	13,366
Technology expense	2,789	6,125
Outside services	18,173	43,911
Marketing expense	236	665
Other administrative expenses	26,366	71,320

General and administrative expense	73,771	195,712
Other expenses	359	1,080

Income before income taxes	78,407	237,236
Income tax provision	40,182	100,096

Net income	$38,225	$137,140

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(2) CONTRIBUTION OF SANTANDER CONSUMER USA, INC. (continued)
Additionally, the contribution of SCUSA increased Sovereign’s balance sheet captions at January 1, 2009 as shown below.

(in thousands)
ASSETS
Cash and amounts due from depository institutions	$23,300
Loans held for investment	5,799,980
Allowance for loan losses	(347,302)

Net loans held for investment	5,452,678
Goodwill	673,598
Other intangibles	50,860
Other assets	462,829

Total assets	$6,663,265

LIABILITIES
Borrowings and other debt obligations	$5,432,338
Other liabilities	132,648

Total liabilities	5,564,986

STOCKHOLDERS’ EQUITY
Common stock	799,133
Accumulated other comprehensive income	(39,996)
Retained earnings	339,142

Total stockholder’s equity	1,098,279

Total liabilities and stockholder’s equity	$6,663,265

(3) ACQUISITION OF SOVEREIGN BY SANTANDER
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
Sovereign will continue to apply its historical basis of accounting in its stand-alone financial statements after the Transaction. This is based on our determination under the Business Combination Topic of the FASB Accounting Standards Codification, that Santander is the acquiring entity and our determination under SEC Staff Accounting Bulletin (SAB) No. 54, codified as Topic 5J, Push Down Basis of Accounting Required In Certain Limited Circumstances, that while the push down of Santander’s basis in Sovereign is permissible, it was not required due to the existence at Sovereign of significant outstanding public debt securities.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(3) ACQUISITION OF SOVEREIGN BY SANTANDER (continued)
The accounting regulations provide that for each business combination, one of the combining entities shall be identified as the acquirer with the acquirer defined as the entity that obtains control. We determined that the Transaction resulted in Santander obtaining control of Sovereign as Santander acquired all the voting shares of Sovereign. In reaching our determination that our outstanding public debt securities are significant, we considered both the face amount and fair value of our outstanding public debt securities, as well as a number of provisions contained within those securities which we believe might impact Santander’s ability to control their form of ownership of Sovereign. If push down accounting had been applied to the separate stand-alone financial statements of Sovereign, the measurement amounts for assets and liabilities as of January 30, 2009 would have approximated the purchase price of approximately $1.9 billion, as compared to Sovereign’s equity as of December 31, 2008 of approximately $5.6 billion. Such adjustments to fair value, if recorded, would have the effect of significantly reducing our regulatory capital and would require a capital infusion in order to ensure Sovereign Bank would remain well-capitalized.
(4) INVESTMENT SECURITIES
The following table presents the composition and fair value of investment securities available-for-sale at the dates indicated:

	September 30, 2009
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
U.S. Treasury and government agency securities	$415,342	$30	$22	$415,350
Debentures of FHLB, FNMA, and FHLMC	2,444,639	1,257	697	2,445,199
Corporate debt and asset-backed securities	5,882,531	125,861	14,039	5,994,353
Equity securities	2,578	181	1	2,758
State and municipal securities	1,837,560	38,291	17,620	1,858,231
Mortgage-backed securities:
U.S. government agencies	1,161	1	21	1,141
FHLMC and FNMA debt securities	298,982	4,720	317	303,385
Non-agency securities	2,401,595	—	441,443	1,960,152

Total investment securities available-for-sale	$13,284,388	$170,341	$474,160	$12,980,569

	December 31, 2008
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
U.S. Treasury and government agency securities	$243,796	$991	$—	$244,787
Debentures of FHLB, FNMA, and FHLMC	4,597,607	21,175	64	4,618,718
Corporate debt and asset-backed securities	164,648	9	18,861	145,796
Equity securities (1)	63,317	533	36,757	27,093
State and municipal securities	1,840,080	—	210,967	1,629,113
Mortgage-backed securities:
U.S. government agencies	13,329	78	164	13,243
FHLMC and FNMA debt securities	470,522	8,508	2,744	476,286
Non-agency securities	2,698,673	1	552,371	2,146,303

Total investment securities available-for-sale	$10,091,972	$31,295	$821,928	$9,301,339

(1)	Equity securities at December 31, 2008 consist principally of preferred stock of FHLMC and FNMA. These securities were sold in the third quarter of 2009.
Investment securities available-for-sale with an estimated fair value of $4.7 billion and $8.2 billion were pledged as collateral for borrowings, standby letters of credit, interest rate agreements and certain public deposits at September 30, 2009 and December 31, 2008, respectively.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(4) INVESTMENT SECURITIES (continued)
The following table discloses the aggregate amount of unrealized losses as of September 30, 2009 and December 31, 2008 on securities in Sovereign’s investment portfolio classified according to the amount of time that those securities have been in a continuous loss position:

	At September 30, 2009
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities
U.S. Treasury and government agency securities	$214,632	$(22)	$—	$—	$214,632	$(22)
Debentures of FHLB, FNMA and FHLMC	979,631	(697)	—	—	979,631	(697)
Corporate debt and asset-backed securities	518,036	(1,206)	146,248	(12,833)	664,284	(14,039)
Equity securities	—	—	253	(1)	253	(1)
State and municipal securities	—	—	518,607	(17,620)	518,607	(17,620)
Mortgage-backed Securities:
U.S. government agencies	636	(20)	140	(1)	776	(21)
FHLMC and FNMA debt securities	14,122	(299)	4,517	(18)	18,639	(317)
Non-agency securities	36,638	(2,296)	1,923,485	(439,147)	1,960,123	(441,443)

Total investment securities available-for-sale and held-to-maturity	$1,763,695	$(4,540)	$2,593,250	$(469,620)	$4,356,945	$(474,160)

	At December 31, 2008
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities
Debentures of FHLB, FNMA and FHLMC	$99,762	$(64)	$—	$—	$99,762	$(64)
Corporate debt and asset-backed securities	11	—	43,896	(18,861)	43,907	(18,861)
Equity securities	19,892	(36,756)	253	(1)	20,145	(36,757)
State and municipal securities	259,702	(20,875)	1,367,975	(190,092)	1,627,677	(210,967)
Mortgage-backed Securities:
U.S. government agencies	10,197	(142)	879	(22)	11,076	(164)
FHLMC and FNMA debt securities	228,474	(2,196)	13,970	(548)	242,444	(2,744)
Non-agency securities	467,437	(139,985)	1,331,833	(412,386)	1,799,270	(552,371)

Total investment securities available-for-sale	$1,085,475	$(200,018)	$2,758,806	$(621,910)	$3,844,281	$(821,928)

As of September 30, 2009, management has concluded that the unrealized losses above on its investment securities (which totaled 136 individual securities) are temporary in nature since they are not related to the underlying credit quality of the issuers, the principal and interest on these securities are from investment grade issuers, the Company does not intend to sell these investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(4) INVESTMENT SECURITIES (continued)
The unrealized losses on the Company’s state and municipal bond portfolio decreased to $17.6 million at September 30, 2009 from $211.0 million at December 31, 2008 due to a sharp contraction of credit and liquidity spreads in the third quarter of 2009. This portfolio consists of general obligation bonds of states, cities, counties and school districts. The portfolio has a weighted average underlying credit risk rating of AA-. These bonds are insured with various companies and as such, carry additional credit protection. If it was assumed that the insurers could not honor their obligation, our underlying portfolio is still investment grade and the Company believes that we will collect all scheduled principal and interest. The Company has concluded these unrealized losses are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.
The unrealized losses on the non-agency securities portfolio were $441.4 million at September 30, 2009. Other than what is described in the following two paragraphs, this portfolio consists primarily of highly rated non-agency mortgage-backed securities from a diverse group of issuers in the private-label market. The Company has determined that the unrealized losses on the portfolio are due to an increase in credit spreads and liquidity issues in the marketplace. The Company has concluded these unrealized losses are temporary in nature on the majority of this portfolio since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. Additionally, our investments are in subordinated positions that are not expected to incur current and expected cumulative losses.
For the three-month period ended December 31, 2008, it was concluded that the Company would not recover the full outstanding principal on five bonds in our non-agency mortgage backed portfolio with a book value of $654.3 million whose fair value was $346.4 million. Under accounting regulations in place during 2008, in the event it was concluded that all of the investment securities principal cash flows will not be collected, a charge to earnings was required to write-down the investment to its fair market value even if the entity expected to collect principal cash flows in excess of this amount. As a result, Sovereign recorded a $307.9 million other-than-temporary-impairment (“OTTI”) charge.
In April 2009, the accounting regulations in the United States changed the existing impairment guidelines in the following significant ways:
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
The “probability” standard relating to the collectibility of cash flows was eliminated, and impairment is now considered to be other-than-temporary if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security (any such shortfall is referred to as a “credit loss”).
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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(4) INVESTMENT SECURITIES (continued)
Upon adoption of these new accounting regulations, a cumulative effect adjustment was made to reclassify the non-credit portion of any other-than-temporary impairments previously recorded through earnings to accumulated other comprehensive income for investments held as of the beginning of the interim period of adoption. This adjustment should only be made if the entity does not intend to sell and more-likely-than-not will not be required to sell the security before recovery of its amortized cost basis (i.e., the impairment does not meet the new definition of other-than-temporary). The cumulative effect adjustment should be determined based on the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security as of the beginning of the interim period in which the new regulations is adopted. The cumulative effect adjustment should include the related tax effects.
Sovereign adopted these new regulations for the quarter ended March 31, 2009. Upon adoption, a cumulative effect adjustment was recorded in the amount of $246 million to increase retained earnings, with an increase to unrealized losses in other comprehensive income of $158 million and a reduction to our deferred tax valuation allowance of $88 million. The increase to retained earnings represented the non-credit related impairment charge related to the non-agency mortgage backed securities discussed above.
For the nine months ended September 30, 2009, Sovereign updated its assessment of the unrealized losses in its non-agency mortgage backed security portfolio and whether the losses were temporary in nature. Upon completion of this review, it was concluded that additional credit losses are expected on the five bonds which Sovereign recorded an OTTI charge at December 31, 2008 in the amount of $64.5 million. It was also determined that the present value of the expected cash flows on five additional non-agency mortgage backed securities was less than their carrying value which resulted in an additional impairment of $32.8 million.
Below is a rollforward of the anticipated credit losses on securities which Sovereign has recorded other-than-temporary impairment charges on through earnings (excludes OTTI charges on our Fannie Mae and Freddie Mac preferred stock since these are equity securities).

	Three-Months	Nine-Months
	Ending	Ending
	September 30, 2009
Beginning balance at June 30, 2009 and December 31, 2008	$129,631	$62,834
Additions for amount related to credit loss for which an OTTI was not previously recognized	3,789	32,847
Reductions for securities sold during the period	—	—
Reductions for increases in cash flows expected to be collected and recognized over the remaining life of security	—	—
Additional increases to credit losses for previously recognized OTTI charges when there is no intent to sell the security	26,770	64,509

Ending balance at September 30, 2009	$160,190	$160,190

The ten bonds that have been determined to be other-than-temporarily impaired have a weighted average S&P credit rating of CCC at September 30, 2009. Each of these securities contains various levels of credit subordination. The underlying mortgage loans that comprise these investment securities were primarily originated in the years 2006 and 2007 and consist of 61.6% of jumbo mortgage loans and 68.6% of limited documentation loans. A summary of the key assumptions utilized to forecast future expected cash flows on the securities determined to have OTTI were as follows at September 30, 2009 and June 30, 2009.

	September 30, 2009	June 30, 2009
Loss severity	49.6%	48.1%
Expected cumulative loss percentage	31.0%	29.8%
Cumulative loss percentage to date	2.50%	2.07%
Weighted average FICO	710	706
Weighted average LTV	71.1%	71.6%

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(5) LOANS
The following table presents the composition of the loans held for investment portfolio by type of loan and by fixed and adjustable rates at the dates indicated:

	September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Commercial real estate loans (1)	$12,786,812	22.4%	$13,181,624	23.7%
Commercial and industrial loans	11,370,059	19.9	12,428,069	22.4
Multi-family loans	4,439,814	7.8	4,512,608	8.1
Other	1,385,887	2.4	1,650,824	3.0

Total commercial loans held for investment	29,982,572	52.5	31,773,125	57.2

Residential mortgages	9,934,730	17.4	11,103,279	20.0
Home equity loans and lines of credit	7,135,577	12.5	6,891,918	12.4

Total consumer loans secured by real estate	17,070,307	29.9	17,995,197	32.4

Auto loans	9,774,206	17.1	5,482,852	9.9
Other	268,602	0.5	290,725	0.5

Total consumer loans held for investment	27,113,115	47.5	23,768,774	42.8

Total loans held for investment (2)	$57,095,687	100.0%	$55,541,899	100.0%

Total loans held for investment with:
Fixed rate	$32,380,971	56.7%	$29,559,229	53.2%
Variable rate	24,714,716	43.3	25,982,670	46.8

Total loans held for investment (2)	$57,095,687	100.0%	$55,541,899	100.0%

(1)	Includes commercial construction loans of $2.8 billion and $2.7 billion at September 30, 2009 and December 31, 2008, respectively.

(2)	Total loans held for investment includes deferred loan origination costs, net of deferred loan fees and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net (decrease)/increase in loans of $(494.9) million and $150.4 million at September 30, 2009 and December 31, 2008, respectively. The reason for the variance was due to net discounts of $605.6 million related to the contribution of SCUSA. Loans pledged as collateral for borrowings totaled $41.2 billion and $42.7 billion at September 30, 2009 and December 31, 2008, respectively.
The following table presents the composition of the loan held for sale portfolio by type of loan. Our entire loans held for sale portfolio have fixed rates:

	September 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Multi-family loans	$30,896	7.3%	$13,503	4.1%
Residential mortgages	392,939	92.7	313,829	95.9

Total loans held for sale	$423,835	100.0%	$327,332	100.0%

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(5) LOANS (continued)
The following tables present the activity in the allowance for credit losses for the periods indicated and the composition of non-performing assets at the dates indicated:

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Allowance for loan losses, beginning of period	$1,873,166	$808,748	$1,102,753	$709,444
Acquired allowance for loan losses due to SCUSA contribution from Parent	—	—	347,302	—
Charge-offs:
Commercial	189,996	71,808	376,977	125,796
Consumer secured by real estate	32,332	18,188	81,342	52,798
Consumer not secured by real estate	223,082	70,892	738,392	197,738

Total Charge-offs	445,410	160,888	1,196,711	376,332

Recoveries:
Commercial	15,433	2,797	27,511	8,436
Consumer secured by real estate	4,749	2,350	10,364	7,525
Consumer not secured by real estate	54,136	26,601	199,072	69,998

Total Recoveries	74,318	31,748	236,947	85,959

Charge-offs, net of recoveries	371,092	129,140	959,764	290,373
Provision for loan losses (1)	382,278	278,256	1,394,061	538,793

Allowance for loan losses, end of period	1,884,352	957,864	1,884,352	957,864

Reserve for unfunded lending commitments, beginning of period	203,662	34,764	65,162	28,301
Provision for unfunded lending commitments (1)	(6,002)	25,745	132,498	32,208
Reserve for unfunded lending commitments, end of period	197,660	60,509	197,660	60,509

Total allowance for credit losses, end of period	$2,082,012	$1,018,373	$2,082,012	$1,018,373

(1)	Sovereign defines the provision for credit losses on the consolidated statement of operations as the sum of the total provision for loan losses and provision for unfunded lending commitments.

	September 30,	December 31,
	2009	2008
Non-accrual loans:
Consumer:
Residential mortgages	$539,723	$233,176
Home equity loans and lines of credit	98,855	69,247
Auto loans and other consumer loans	454,206	3,777

Total consumer loans	1,092,784	306,200
Commercial	655,470	244,847
Commercial real estate	724,081	319,565
Multi-family	338,455	42,795

Total non-accrual loans	2,810,790	913,407
Restructured loans	46,238	268

Total non-performing loans	2,857,028	913,675

Other real estate owned	51,477	49,900
Other repossessed assets	48,631	21,836

Total other real estate owned and other repossessed assets	100,108	71,736

Total non-performing assets	$2,957,136	$985,411

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(5) LOANS (continued)
Impaired and past due loans are summarized as follows:

	September 30	December 31,
	2009	2008
Impaired loans with a related allowance	$1,027,951	$469,363
Impaired loans without a related allowance	443,234	—

Total impaired loans	$1,471,185	$469,363

Allowance for impaired loans	$345,000	$106,176

Total loans past due 90 days as to interest or principal and accruing interest	$75,766	$123,301

(6) DEPOSIT PORTFOLIO COMPOSITION
The following table presents the composition of deposits and other customer accounts at the dates indicated:

	September 30, 2009			December 31, 2008
			Weighted			Weighted
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate
Demand deposit accounts	$6,657,962	14.4%	—%	$6,684,232	13.8%	—%
NOW accounts	5,193,854	11.2	0.22	5,031,748	10.4	0.56
Money market accounts	12,292,415	26.6	0.88	10,483,151	21.6	2.39
Savings accounts	3,546,658	7.7	0.14	3,582,150	7.4	0.46
Certificates of deposit	11,585,478	25.1	2.58	13,559,146	28.0	3.37

Total retail and commercial deposits	39,276,367	85.0	1.08	39,340,427	81.2	1.91
Wholesale NOW accounts	17,017	0.1	0.64	67,213	0.2	2.27
Wholesale money market accounts	522,476	1.1	0.43	1,701,734	3.5	0.46
Wholesale certificates of deposit	2,583,378	5.6	2.19	3,004,958	6.2	3.54

Total wholesale deposits	3,122,871	6.8	1.89	4,773,905	9.9	2.43
Government deposits	2,053,910	4.4	0.30	2,633,859	5.4	1.01
Customer repurchase agreements	1,767,578	3.8	0.29	1,690,382	3.5	0.41

Total deposits	$46,220,726	100.0%	1.07%	$48,438,573	100.0%	1.86%

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(7) BORROWINGS AND OTHER DEBT OBLIGATIONS
The following table presents information regarding borrowings and other debt obligations at the dates indicated:

	September 30, 2009		December 31, 2008
		Effective		Effective
	Balance	Rate	Balance	Rate
Sovereign Bank borrowings and other debt obligations:
Fed funds purchased	$569,000	0.11%	$2,000,000	0.60%
FHLB advances	10,892,198	4.76	13,267,834	4.71
Reit preferred	148,819	14.03	147,961	14.10
Senior notes	1,345,949	3.92	1,344,702	3.92
Subordinated notes	1,808,960	5.68	1,653,684	5.87
Holding company borrowings and other debt obligations:
Senior notes	1,451,212	3.10	1,293,859	3.56
Asset-backed notes	1,095,210	5.30	—	—
Credit facilities	4,635,595	1.99	—	—
Junior subordinated debentures due to Capital Trust Entities	1,258,883	6.48	1,256,145	7.23

Total borrowings and other debt obligations	$23,205,826	4.19%	$20,964,185	4.51%

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
The Company, through its SCUSA subsidiary, has a credit agreement with Santander with $100 million outstanding. The Company’s obligation under this arrangement bears interest at LIBOR plus 3.0% (3.26% at September 30, 2009) and will mature in December 2009. The Company is in compliance with all covenants of its credit agreement with Santander.
The Company, through its SCUSA subsidiary, entered into a warehouse line of credit agreement with Wachovia Capital Markets, LLC (Wachovia) to fund its owned retail automotive installment contracts. This agreement provides borrowing capacity of up to $1 billion. At September 30, 2009, the warehouse obligation is $963.8 million, and bears interest at conduit cost of funds plus applicable spread (2.39% at September 30, 2009). The obligation will mature in December 2009.
The Company, through its SCUSA subsidiary, entered into a warehouse line of credit agreement with Santander to fund its retail automotive installment contracts. This agreement provides borrowing capacity of up to $1.5 billion. At September 30, 2009, the warehouse obligation is $1.5 billion and bears interest at LIBOR plus 1.50% (1.85% at September 30, 2009). This obligation will mature in February 2010. The Company is in compliance with all covenants of this agreement with Santander.
The Company, through its SCUSA subsidiary, entered into a warehouse line of credit agreement with Santander, acting though its New York Branch, to fund its owned retail automotive installment contracts. This agreement provides borrowing capacity of up to $500 million. At September 30, 2009 the warehouse line obligation is $482.4 million, and bears interest at LIBOR plus 1.0% (1.40% at September 30, 2009). The warehouse line obligation will mature in January 2014. The Company was in compliance with all covenants related to this obligation at September 30, 2009.
The Company, through its SCUSA subsidiary, has a warehouse line of credit agreement with Abbey National Treasury Services Plc (Abbey), a subsidiary of Santander, to fund its owned retail automotive installment loans. This agreement provides borrowings capacity up to $1.7 billion. At September 30, 2009, this line of credit agreement balance totaled $1.7 billion and bears interest at LIBOR plus 1.175% (2.06% at September 30, 2009). This obligation will mature in May 2010. The Company was in compliance with all covenants related to this obligation at September 30, 2009.
The Company, through its SCUSA subsidiary, entered into two unsecured revolving credit facility agreements with Santander. The first agreement provides borrowings capacity of up to $150 million and bears interest at LIBOR plus 3.00%. The agreement will mature on December 31, 2009 and no amounts were outstanding at September 30, 2009. The second agreement provides up to $200 million of borrowings capacity and also bears interest at LIBOR plus 3.00% (3.26% at September 30, 2009). This agreement had $48 million outstanding at September 30, 2009 and will mature in September 2010. The Company was in compliance with all covenants related to this credit agreement with Santander at September 30, 2009.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(7) BORROWINGS AND OTHER DEBT OBLIGATIONS (continued)
Sovereign’s subsidiary SCUSA has entered into various securitization transactions involving their retail automotive installment loans that do not meet the criteria for sale accounting. These transactions are accounted for as secured financings and therefore both the securitized retail installment contracts and the related securitization debt, issued by the special purpose entities, remain on the consolidated balance sheet. The securitized retail automotive installment loans are available to satisfy the related securitization debt and are not available to creditors. SCUSA had $1.1 billion of this variable rate securitized debt outstanding at September 30, 2009 which had a weighted average interest rate of 5.30%. The maturity of this debt is based on the timing of repayments from the securitized assets.
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
Fair Value Hedges. Sovereign has entered into pay-variable, receive-fixed interest rate swaps to hedge changes in fair values of certain brokered certificates of deposits and certain debt obligations. For the nine-month periods ended September 30, 2009 and 2008, income of $0.3 million and expense of $2.8 million, respectively, were recorded in earnings associated with hedge ineffectiveness. Additionally, Sovereign through its SCUSA subsidiary, enters into pay-fixed, receive variable interest rate swaps to hedge changes in fair value of certain longer term assets.
Cash Flow Hedges. Sovereign hedges exposures to changes in cash flows associated with forecasted interest payments on variable-rate liabilities, through the use of pay-fixed, receive variable interest rate swaps. The last of the hedges is scheduled to expire in January 2016. For the nine months ended September 30, 2009, hedge ineffectiveness of $2.6 million was recognized as income in earnings associated with cash flow hedges. During the nine months ended September 30, 2009 and 2008, $25.4 million and $10.9 million of losses deferred in accumulated other comprehensive income were recorded as interest expense as a result of discontinuance of cash flow hedges for which the forecasted transaction was probable of occurring. As of September 30, 2009, Sovereign expects approximately $107.6 million of the deferred net after-tax loss on derivative instruments included in accumulated other comprehensive income to be reclassified to earnings during the next twelve months. The effective portion of gains and losses on derivative instruments designated as cash flow hedges recorded in other comprehensive income and reclassified into earnings resulted in increases of $77.6 million and $236.5 million to interest expense for the three-month and nine-month period ended September 30, 2009. The effective portion of the unrealized gain recognized in other comprehensive income on cash flow hedges was $63.7 million and $146.4 million for the three-month and nine-month period ended September 30, 2009.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(8) DERIVATIVES (continued)
Other Derivative Activities. Sovereign’s derivative portfolio also includes derivative instruments include mortgage banking interest rate lock commitments and forward sale commitments used for risk management purposes and derivatives executed with commercial banking customers, primarily interest rate swaps and foreign currency contracts. The Company also enters into precious metals customer forward purchase arrangements and forward sale agreements.
SCUSA has entered into interest rate swap agreements to hedge variable rate liabilities associated with securitization trust agreements. SCUSA has over time repurchased $93 million of borrowings from the securitization trust; however, the trust documents have prevented SCUSA from terminating the associated interest rate swap agreements. Therefore, SCUSA has designated the hedges, whose notional value was $82.3 million as of September 30, 2009, as trading hedges and records changes in the market value of these hedges through earnings. Sovereign recorded a charge of $1.3 million through earnings for the nine-month period ended September 30, 2009.
Shown below is a summary of the derivatives designated as accounting hedges at September 30, 2009 and December 31, 2008:

	Notional			Receive	Pay	Life
	Amount	Asset	Liability	Rate	Rate	(Years)
September 30, 2009
Fair value hedges:
Receive fixed — pay variable interest rate swaps	$600,000	$—	$26,136	6.25%	3.92%	9.2
Pay fixed- receive variable	1,995,000	—	9,706	1.06%	1.56%	2.1
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	7,096,403	—	280,908	0.68%	3.95%	2.6

Total derivatives used in hedging relationships	$9,691,403	$—	$316,750	1.10%	3.45%	2.9

December 31, 2008
Fair value hedges:
Receive fixed — pay variable interest rate swaps	$678,000	$6,262	$369	6.02%	5.02%	7.7
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	6,800,000	4,154	357,969	2.45%	5.13%	1.5

Total derivatives used in hedging relationships	$7,478,000	$10,416	$358,338	2.77%	5.12%	2.1

Summary information regarding other derivative activities at September 30, 2009 and December 31, 2008 follows:

	September 30,	December 31,
	2009	2008
	Asset	Asset
	(Liability)	(Liability)
Mortgage banking derivatives:
Forward commitments to sell loans	$(2,802)	$(9,598)
Interest rate lock commitments	(1,329)	8,573

Total mortgage banking risk management	(4,131)	(1,025)

Swaps receive fixed	337,264	502,890
Swaps pay fixed	(333,040)	(478,398)
Market value hedge	—	(134)

Net customer related interest rate hedges	4,224	24,358

Precious metals forward sale agreements	(2,472)	(1,227)
Precious metals forward purchase arrangements	2,466	1,227
Foreign exchange contracts	9,576	7,736

Total	$9,663	$31,069

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(8) DERIVATIVES (continued)
The following financial statement line items were impacted by Sovereign’s derivative activity as of and for the nine months ended September 30, 2009:

	Balance Sheet Effect at	Income Statement Effect For The Nine Months Ended
Derivative Activity	September 30, 2009	September 30, 2009
Fair value hedges:

Receive fixed-pay variable interest rate swaps	Increase to other liabilities of $26.1 million and a decrease to borrowings of $32.5 million.	Increase in net interest income of $1.4 million.

Pay fixed-receive variable interest rate swaps	Increase to other liabilities of $9.7 million and a decrease to borrowings of $8.8 million.	Decrease in net interest income of $7.5 million.

Cash flow hedges:

Pay fixed-receive variable interest rate swaps	Increases to other liabilities and deferred taxes of $280.9 million and $102.9 million, respectively, and a decrease to stockholders’ equity of $178.0 million.	Decrease in net interest income of $188.5 million.

Other hedges:

Forward commitments to sell loans	Increase to other liabilities of $2.8 million.	Increase in mortgage banking revenues of $6.8 million.

Interest rate lock commitments	Decrease to mortgage loans of $1.3 million.	Decrease in mortgage banking revenues of $9.9 million.

Net customer related hedges	Increase to other assets of $4.2 million.	Decrease in capital markets revenue of $20.1 million.

Forward commitments and forward settlement arrangements on precious metals	Increase to other liabilities of $6 thousand.	Increase in commercial banking fees of $6 thousand.

Foreign exchange	Increase to other assets of $9.6 million.	Increase in commercial banking fees of $1.8 million.
The following financial statement line items were impacted by Sovereign’s derivative activity as of December 31, 2008 and for the nine months ended September 30, 2008:

	Balance Sheet Effect at	Income Statement Effect For The Nine Months Ended
Derivative Activity	December 31, 2008	September 30, 2008
Fair value hedges:

Receive fixed-pay variable interest rate swaps	Increases to borrowings, CDs, other assets, and other liabilities of $6.1 million, $1.4 million, $6.3 million and $0.4 million, respectively.	Increase in net interest income of $7.7 million.

Cash flow hedges:

Pay fixed-receive floating interest rate swaps	Increases to other assets, other liabilities, and deferred taxes of $4.2 million, $358.0 million, and $129.1 million, respectively and a net decrease to stockholders’ equity of $224.7 million.	Decrease in net interest income of $105.6 million.

Other hedges:

Forward commitments to sell loans	Increase to other liabilities of $9.6 million.	Increase in mortgage banking revenues of $4.5 million.

Interest rate lock commitments	Increase to mortgage loans of $8.6 million.	Decrease in mortgage banking revenues of $2.1 million.

Net customer related hedges	Increase to other assets of $24.4 million.	Increase in capital markets revenue of $4.0 million.

Forward commitments and forward settlement arrangements on precious metals	Increase to other liabilities of $0 million.	Increase in commercial banking fees of $1.0 million.

Foreign exchange	Increase to other assets of $7.7 million.	Increase in commercial banking fees of $5.9 million.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(9) COMPREHENSIVE (LOSS)/INCOME
The following table presents the components of comprehensive income, net of related tax, for the periods indicated:

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Net income	$1,210,107	$(981,591)	$301,649	$(754,017)
Adoption of new accounting regulation related to impairments on investment securities (see Note 4)	—	—	88,190	—
Change in accumulated losses/(gains) on cash flow hedge derivative financial instruments, net of tax	67,523	3,159	91,936	4,044
Change in unrealized gains/(losses) on investment securities available-for-sale, net of tax	211,372	(302,613)	396,052	(688,590)
Less reclassification adjustment, net of tax:
Derivative instruments	(5,164)	(2,848)	(16,179)	(7,065)
Pensions	(390)	(1,772)	(1,575)	(2,021)
Investments available-for-sale	(6,356)	(372,182)	(70,700)	(358,905)

Comprehensive income	$1,500,912	$(904,243)	$966,281	$(1,070,572)

Accumulated other comprehensive (loss)/income, net of related tax, consisted of net unrealized losses on securities of $197.1 million (which includes $10.4 million of unrealized other than temporary impairment losses recognized in accumulated other comprehensive income, net accumulated losses on unfunded pension liabilities of $19.5 million and net accumulated losses on derivatives of $190.7 million at September 30, 2009 and net unrealized losses on securities of $506.0 million, net accumulated losses on unfunded pension liabilities of $21.0 million and net accumulated losses on derivatives of $258.8 million at December 31, 2008.
(10) MORTGAGE SERVICING RIGHTS
At September 30, 2009 and December 31, 2008, Sovereign serviced residential real estate loans for the benefit of others totaling $15.0 billion and $13.1 billion, respectively. The fair value of the servicing portfolio at September 30, 2009 and December 31, 2008 was $145.7 million and $113.2 million, respectively. For the three months and nine months ended September 30, 2009, Sovereign recorded $7.9 million and $8.9 million of recoveries on our mortgage servicing rights resulting from slower expected prepayments on our mortgages. The following table presents a summary of the activity of the asset established for Sovereign’s residential mortgage servicing rights.

Gross balance as of December 31, 2008	$161,288
Mortgage servicing assets recognized	67,800
Amortization	(43,916)

Gross balance at September 30, 2009	185,172
Valuation allowance	(39,949)

Balance as September 30, 2009	$145,223

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

	September 30, 2009	June 30, 2009	December 31, 2008	September 30, 2008
CPR speed	21.99%	24.44%	29.65%	13.46%
Escrow credit spread	3.41%	3.70%	4.35%	4.59%
A valuation allowance is established for the excess of the cost of each residential mortgage servicing asset stratum over its estimated fair value. Activity in the valuation allowance for mortgage servicing rights for the nine months ended September 30, 2009 consisted of the following:

Balance as of December 31, 2008	$48,815
Net decrease in valuation allowance for mortgage servicing rights	(8,866)

Balance as September 30, 2009	$39,949

Sovereign also originates and sells multi-family loans in the secondary market to Fannie Mae while retaining servicing. At both September 30, 2009 and December 31, 2008, Sovereign serviced $13.0 billion of loans for Fannie Mae and as a result has recorded servicing assets of $7.9 million and $14.7 million, respectively. Sovereign recorded servicing asset amortization of $2.3 million and $6.7 million related to the multi-family loans sold to Fannie Mae for the three-months and nine-months ended September 30, 2009. Sovereign recognized servicing assets of $2.8 million during the first nine months of 2009. Sovereign recorded multi-family servicing impairments of $0.7 million and $2.9 million for the three-month and nine-month periods ended September 30, 2009, respectively, compared to a net recovery of $1.5 million and a net impairment of $2.7 million for the corresponding periods in the prior year.
Sovereign had (losses)/gains on the sale of mortgage loans, multi-family loans and home equity loans of $(42.5) million and $(71.9) million for the three-month and nine-month periods ended September 30, 2009, compared with $(2.2) million and $25.7 million for the corresponding periods ended September 30, 2008. The three-month and nine-month periods ended September 30, 2009 included charges of $70.0 million and $140.0 million to increase our recourse reserves associated with the sales of multifamily loans to Fannie Mae. This increase was due to higher loss rate assumptions due to the deteriorating economic environment and as a result, Sovereign now has recourse reserves of $162.2 million associated with multi-family loans sold to Fannie Mae, on which Sovereign’s maximum credit exposure is $249.6 million.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(11) BUSINESS SEGMENT INFORMATION
SCUSA continues to be managed as a separate business unit with its own systems and processes. For segment reporting purposes, SCUSA has been reflected as a stand-alone business segment.
With the exception of our SCUSA segment, Sovereign’s segment results are derived from the Company’s business unit profitability reporting system by specifically attributing managed balance sheet assets, deposits and other liabilities and their related interest income or expense to each of our segments. Funds transfer pricing methodologies are utilized to allocate a cost for funds used or a credit for funds provided to business line deposits, loans and selected other assets using a matched funding concept. The provision for credit losses recorded by each segment is based on the net charge-offs of each line of business and the difference between the provision for credit losses recognized by the Company on a consolidated basis and the provision recorded by the business line at the time of charge-off is allocated to each business line based on the risk profile of their loan portfolio. Other income and expenses directly managed by each business line, including fees, service charges, salaries and benefits, and other direct expenses as well as certain allocated corporate expenses are accounted for within each segment’s financial results. Where practical, the results are adjusted to present consistent methodologies for the segments. Accounting policies for the lines of business are the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business. In connection with the acquisition of Sovereign by Santander in the first quarter of 2009, certain changes to our executive management team were announced. These events impacted how our executive management team measured and assessed our business performance.
As a result of these changes, we now have five reportable segments. The Company’s segments are focused principally around the customers Sovereign serves. The Retail Banking Division is primarily comprised of our branch locations and our residential mortgage business. Our branches offer a wide range of products and services to customers and each attracts deposits by offering a variety of deposit instruments including demand and NOW accounts, money market and savings accounts, certificates of deposits and retirement savings plans. Our branches also offer certain consumer loans such as home equity loans and other consumer loan products. It also provides business banking loans and small business loans to individuals. Finally our residential mortgage business reports into our head of Retail Banking. Our specialized business segment is primarily comprised of leases to commercial customers, our New York multi-family and national commercial real estate lending group, our automobile dealer floor plan lending group and our indirect automobile lending group. The Middle Market segment provides the majority of Sovereign’s commercial lending platforms such as commercial real estate loans and commercial industrial loans and also contains the Company’s related commercial deposits. SCUSA is a specialized consumer finance company engaged in the purchase, securitization, and servicing of retail installment contracts originated by automobile dealers. The Other segment includes earnings from the investment portfolio (excluding any investments purchased by SCUSA), interest expense on Sovereign’s borrowings and other debt obligations (excluding any borrowings held by SCUSA), amortization of intangible assets and certain unallocated corporate income and expenses.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(11) BUSINESS SEGMENT INFORMATION (continued)
The following tables present certain information regarding the Company’s segments. Prior periods have been recast to conform to the current presentation.

For the three-month period ended		Specialized	Middle
September 30, 2009	Retail	Business(1)	Market	SCUSA	Other (3)	Total

Net interest income/(expense)	$157,237	$77,977	$83,029	$310,067	$24,632	$652,942
Fees and other income	127,193	(55,055)	18,000	7,446	9,389	106,973
Provision for credit losses	49,949	103,667	57,684	164,976	—	376,276
General and administrative expenses	242,284	23,545	20,353	73,771	17,568	377,521
Income/(loss) before income taxes(1)	(27,627)	(105,323)	19,876	78,407	(59,509)	(94,176)
Intersegment revenue/(expense) (2)	24,149	(160,052)	(32,549)	—	168,452	—
Total average assets	$20,990,863	$17,922,147	$12,350,038	$7,147,718	$21,369,266	$79,780,032

For the nine-month period ended		Specialized	Middle
September 30, 2009	Retail	Business(1)	Market	SCUSA	Other (3)	Total

Net interest income/(expense)	$428,734	$251,993	$241,956	$986,195	$54,869	$1,963,747
Fees and other income	366,221	(92,639)	53,211	21,094	39,069	386,956
Provision for credit losses	261,338	418,419	273,543	573,260	—	1,526,560
General and administrative expenses	770,363	73,838	72,880	195,713	55,356	1,168,150
Income/(loss) before income taxes(1)	(322,877)	(334,011)	(62,309)	237,236	(500,391)	(982,352)
Intersegment revenue/(expense) (2)	71,184	(511,338)	(106,314)	—	546,468	—
Total average assets	$21,817,490	$20,137,905	$12,829,299	$6,678,738	$20,830,049	$82,293,481

For the three-month period ended		Specialized	Middle
September 30, 2008	Retail	Business(1)	Market	Other (3)	Total

Net interest income/(expense)	$249,024	$87,279	$107,163	$42,476	$485,942
Fees and other income	109,073	13,619	17,223	22,927	162,842
Provision for credit losses	66,020	151,030	86,950	—	304,000
General and administrative expenses	307,050	29,700	32,626	6,403	375,779
Income/(loss) before income taxes(1)	(22,599)	(90,082)	3,740	(1,132,590)	(1,241,531)
Intersegment revenue/(expense) (2)	84,702	(228,715)	(53,083)	197,096	—
Total average assets	$22,902,088	$24,131,095	$13,626,560	$16,980,263	$77,640,006

For the nine-month period ended		Specialized	Middle
September 30, 2008	Retail	Business(1)	Market	Other (3)	Total

Net interest income/(expense)	$651,096	$255,151	$310,693	$246,892	$1,463,832
Fees and other income	318,700	79,833	53,918	73,225	525,676
Provision for credit losses	127,519	297,680	145,801	—	571,000
General and administrative expenses	899,375	84,319	101,243	12,010	1,096,947
Income/(loss) before income taxes(1)	(79,076)	(69,782)	114,375	(928,274)	(962,757)
Intersegment revenue/(expense) (2)	240,437	(714,287)	(192,506)	666,356	—
Total average assets	$23,505,987	$24,208,491	$13,590,102	$18,146,268	$79,450,848

(1)	Included in fees and other income in the Specialized Business Group are charges of $70.0 million and $140.0 million for the three months and nine months ended September 30, 2009 associated with increasing multi-family recourse reserves for loans sold to Fannie Mae.

(2)	Intersegment revenue/(expense) represent charges or credits for funds used or provided by each of the segments and are included in net interest income.

(3)	Included in Other for the three months and nine months ended September 30, 2009 were OTTI charges of $30.6 million and $97.4 million on non-agency mortgage backed securities. Results also included merger, restructuring and other charges of $46.2 million and $350.1 million for the three months and nine months ended September 30, 2009, respectively.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(12) INCOME TAXES
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
The income taxes topic of the FASB Accounting Standards Codification suggests that additional scrutiny should be given to deferred tax assets of an entity with cumulative pre-tax losses during the three most recent years and is widely considered significant negative evidence that is objective and verifiable and therefore, difficult to overcome. During the three years ended December 31, 2008, we had cumulative pre-tax losses and considered this factor in our analysis of deferred tax assets at year-end. Additionally, based on the continued economic uncertainty that existed at that time, it was determined that it was probable that the Company would not generate significant pre-tax income in the near term on a stand-alone basis (i.e. Management did not consider the potential economic benefits associated with our transaction with Santander in accordance with U.S. generally accepted accounting principles). As a result of these facts, Sovereign recorded a $1.43 billion valuation allowance against its deferred tax assets for the year-ended December 31, 2008.
As previously discussed, during the third quarter of 2009, Santander contributed the operation of SCUSA into Sovereign Bancorp. SCUSA is a specialized consumer finance company that is engaged in the purchase, securitization, and servicing of retail installment contracts from automotive dealers. SCUSA has generated pre-tax income of $237.2 million for the nine-month period ended September 30, 2009. Additionally, SCUSA had pre-tax earnings of $261.6 million and $260.8 million in 2008 and 2007. As a result of this contribution, Sovereign updated its deferred tax realizability analysis by incorporating the future projections of SCUSA taxable income. As a result of incorporating future taxable income projections of SCUSA, Sovereign was able to reduce its deferred tax valuation allowance by $1.3 billion during the three-months ended September 30, 2009. Sovereign continues to maintain a valuation allowance of $357.9 million related to deferred tax assets that will not be realized based on the current earnings projections as discussed above. The future realizability of our deferred taxes will be dependent on the earnings generated by Sovereign Bancorp and its subsidiaries, primarily SCUSA and Sovereign Bank. The actual earnings generated by these entities in the future could impact the realizability (either negatively or positively) of our deferred tax assets in future periods.
At September 30, 2009, Sovereign had net unrecognized tax benefits related to uncertain tax positions of $86.3 million, which represents the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Gross unrecognized tax benefits at December 31, 2008	$105,705
Additions based on tax positions related to the current year	1,512
Additions based on tax positions related to prior years	1,204
Settlements	(900)
Reductions based on tax positions related to prior years	(2,477)

Gross unrecognized tax benefits at September 30, 2009	105,044
Less: Federal, state and local income tax benefits	18,739

Total unrecognized tax benefits that, if recognized, would impact the effective income tax rate as of September 30, 2009	$86,305

Sovereign recognizes penalties and interest accrued related to unrecognized tax benefits within income tax expense on the Consolidated Statement of Operations. During the three-month and nine-month periods ended September 30, 2009, Sovereign recognized increases of approximately $0.8 million and $0.7 million in interest and penalties compared to increases of $3.9 million and $9.8 million for the corresponding periods in the prior year. Included in gross unrecognized tax benefits at September 30, 2009 was approximately $15.6 million for the potential payment of interest and penalties.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(12) INCOME TAXES (continued)
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
Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. Sovereign reviews its tax balances quarterly and as new information becomes available, the balances are adjusted, as appropriate. The Company is subject to ongoing tax examinations and assessments in various jurisdictions. In late 2008, the Internal Revenue Service (the “IRS”) completed its examination of the Company’s federal income tax returns for the years 2002 through 2005. Included in this examination cycle are two separate financing transactions with an international bank totaling $1.2 billion. As a result of these transactions, Sovereign was subject to foreign taxes of $154.0 million during the years 2003 through 2005 and claimed a corresponding foreign tax credit for foreign taxes paid during those years. In 2006 and 2007, Sovereign was subject to an additional $87.6 million and $22.5 million, respectively, of foreign taxes related to these financing transactions and claimed a corresponding foreign tax credit. The IRS issued a notification of adjustment disallowing the foreign tax credits taken in 2003-2005 in the amount of $154.0 million related to these transactions; disallowing deductions for issuance costs and interest expense related to the transaction which would result in an additional tax liability of $24.9 million and assessed interest and potential penalties, the combined amount of which totaled approximately $71.0 million. Sovereign has paid the additional tax due resulting from the IRS’ adjustments, as well as the assessed interest and penalties and has filed a lawsuit seeking the refund of those amounts in Federal District Court. In addition, the IRS has commenced its audit for the years 2006 and 2007. We expect that in the future the IRS will propose to disallow the foreign tax credits and deductions taken in 2006 and 2007 of $87.6 million and $22.5 million, respectively; disallow deductions for issuance costs and interest expense which would result in an additional tax liability of $37.1 million; and to assess interest and penalties. Sovereign continues to believe that it is entitled to claim these foreign tax credits taken with respect to the transactions and also continues to believe it is entitled to tax deductions for the related issuance costs and interest deductions. Sovereign also believes that its recorded tax reserves for its position of $57.7 million adequately provides for any potential exposure to the IRS related to these items. However, as the Company continues to go through the litigation process, we will continue to evaluate the appropriate tax reserve levels for this position and any changes made to the tax reserves may materially affect Sovereign’s income tax provision, net income and regulatory capital in future periods.
(13) RELATED PARTY TRANSACTIONS
See Note 7 for a description of the various debt agreements Sovereign’s subsidiary SCUSA has with Santander.
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
Sovereign has $2.03 billion of public securities that consists of various senior note obligations, trust preferred security obligations and preferred stock issuances. Santander owns approximately 32% of these securities as of September 30, 2009.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(13) RELATED PARTY TRANSACTIONS (continued)
In 2006, Santander extended a total of $425 million in unsecured lines of credit to Sovereign Bank for federal funds and Eurodollar borrowings and for the confirmation of standby letters of credit issued by Sovereign Bank. This line is at a market rate and in the ordinary course of business and can be cancelled by either Sovereign or Santander at any time and can be replaced by Sovereign at any time. In the first quarter of 2009, this line was increased to $2.5 billion. During the nine months ended September 30, 2009 and 2008, respectively, the average balance outstanding under these commitments was $462.5 million and $308.0 million. As of September 30, 2009, there was no outstanding balance on the unsecured lines of credit for federal funds and Eurodollar borrowings. Sovereign Bank paid approximately $3.9 million in fees to Santander in the nine month period ended September 30, 2009 in connection with these commitments compared to $1.0 million in fees in the corresponding period in the prior year.
Santander has provided guarantees on the covenants, agreements and obligations of SCUSA under the governing documents where SCUSA is a party for the securitizations. This includes, but is not limited to, the obligations of SCUSA as servicer and transferor to repurchase certain receivables.
SCUSA has entered into interest rate swap agreements with Santander to hedge interest rate risk on floating rate tranches of its securitizations with a notional value of $733 million. For the three-month and nine-month periods ended September 30, 2009, interest expense incurred on these agreements was $10 million and $29 million.
(14) FAIR VALUE
On January 1, 2008, the Company adopted the fair value measurement and disclosures topic of the FASB Accounting Standards Codification. This standard defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The fair value measurement and disclosures topic of the FASB Accounting Standards Codification applies to reported balances that are required or permitted to be measured at fair value under existing accounting pronouncements; accordingly, the standard does not require any new fair value measurements of reported balances.
The fair value measurement and disclosures topic of the FASB Accounting Standards Codification emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the US accounting regulations established a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumptions about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).
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
Sovereign’s residential loan held for sale portfolio had an aggregate fair value of $392.9 million at September 30, 2009. The contractual principal amount of these loans totaled $386.4 million. The difference in fair value compared to the principal balance was $6.5 million which was recorded in mortgage banking revenues during the nine-month period ended September 30, 2009. Substantially all of these loans are current and none are in non-accrual status. Interest income on these loans is credited to interest income as earned. The fair value of these loans is estimated based upon the anticipated exit prices for these loans in the secondary market to agency buyers such as Fannie Mae and Freddie Mac. Practically all of our residential loans held for sale portfolio is sold to these two agencies.

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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that the majority of its derivative valuations are classified in Level 2 of the fair value hierarchy.
When estimating the fair value of its loans held for sale portfolio, interest rates and general conditions in the principal markets for the loans are the most significant underlying variables that will drive changes in the fair values of the loans, not borrower-specific credit risk since substantially all of the loans are current.
The following table presents the assets that are measured at fair value on a recurring basis by level within the fair value hierarchy as reported on the consolidated balance sheet at September 30, 2009. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

	Fair Value Measurements at Reporting Date Using:
	Quoted Prices in Active	Significant Other	Significant	Balance at
	Markets for Identical	Observable Inputs	Unobservable Inputs	September 30,
	Assets (Level 1)	(Level 2)	(Level 3)	2009
Assets:
US Treasury and government agency securities	$—	$415,350	$—	$415,350
Debentures of FHLB, FNMA and FHLMC	—	2,445,199	—	2,445,199
Corporate debt and asset-backed securities	—	5,945,267	49,086	5,994,353
Equity securities	—	2,758	—	2,758
State and municipal securities	—	1,858,231	—	1,858,231
Mortgage backed securities	—	292,870	1,971,808	2,264,678

Total investment securities available-for-sale	—	10,959,675	2,020,894	12,980,569
Loans held for sale	—	423,835	—	423,835
Derivatives	—	(309,938)	(1,329)	(311,267)
Other assets	—	—	—	—

Total	$—	$11,073,572	$2,019,565	$13,093,137

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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(14) FAIR VALUE (continued)
We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at quarter end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at quarter end.

	Quoted Prices in Active	Significant Other	Significant
	Markets for	Observable Inputs	Unobservable
	Identical Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
September 30, 2009
Loans (1)	$—	$1,471,185	$—	$1,471,185
Foreclosed assets (2)	—	80,100	—	80,100
Mortgage servicing rights (3)	—	—	153,169	153,169

December 31, 2008
Loans (1)	$—	$469,363	$—	$469,363
Foreclosed assets (2)	—	71,429	—	71,429
Mortgage servicing rights (3)	—	—	127,811	127,811

(1)	These balances are measured at fair value on a non-recurring basis using the fair value of the underlying collateral.

(2)	Represents the fair value of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

(3)	These balances are measured at fair value on a non-recurring basis. Mortgage servicing rights are stratified for purposes of the impairment testing.
The following table presents the increase/(decrease) in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the income statement, relating to assets held at period end.

	Nine Months ended September 30,
	2009	2008
Loans	$(238,824)	(29,473)
Foreclosed assets	(1,703)	(4,392)
Mortgage servicing rights	5,933	(1,539)

	(234,594)	(35,404)

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(14) FAIR VALUE (continued)
The table below presents the changes in our Level 3 balances for the three-month and nine-month periods ended September 30, 2009.

	Investments	Mortgage		Other
	Available-for-Sale	Servicing Rights	Derivatives	Assets	Total
Balance at June 30, 2009	$1,714,843	$137,874	$3,739	$—	$1,856,456
Gains/(losses) in other comprehensive income	527,120	—	—	—	527,120
Gains/(losses) in earnings	(30,558)	7,260	(5,068)	—	(28,366)
Reclassification from Level 2	421,975	—	—	—	421,975
Reclassification to Level 2	(601,683)	—	—	—	(601,683)
Additions	—	23,490	—	—	23,490
Repayments	(10,803)	—	—	—	(10,803)
Sales/Amortization	—	(15,455)	—	—	(15,455)

Balance at September 30, 2009	$2,020,894	$153,169	$(1,329)	$—	$2,172,734

	Investments	Mortgage		Other
	Available-for-Sale	Servicing Rights	Derivatives	Assets	Total
Balance at December 31, 2008	$1,190,868	$127,811	$8,573	$3,474	$1,330,726
Gains/(losses) in other comprehensive income	697,746	—	—	—	697,746
Gains/(losses) in earnings	(131,776)	5,933	(9,902)	—	(135,745)
Reclassification from Level 2	1,161,397	—	—	—	1,161,397
Reclassification to Level 2	(601,683)	—	—	—	(601,683)
Additions	25	70,614	—	—	70,639
Repayments	(295,683)	—	—	(3,474)	(299,157)
Sales/Amortization	—	(51,189)	—	—	(51,189)

Balance at September 30, 2009	$2,020,894	$153,169	$(1,329)	$—	$2,172,734

During 2009, the trading levels of certain non-agency mortgage backed securities declined significantly and as a result Sovereign reclassified $1.2 billion of securities that had been classified as level 2 securities at year-end to level 3 securities at September 30, 2009.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(15) FAIR VALUE OF FINANCIAL INSTRUMENTS
The following table presents disclosures about the fair value of financial instruments. These fair values for certain instruments are presented based upon subjective estimates of relevant market conditions at a specific point in time and information about each financial instrument. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These techniques involve uncertainties resulting in variability in estimates affected by changes in assumptions and risks of the financial instruments at a certain point in time. Therefore, the derived fair value estimates presented below for certain instruments cannot be substantiated by comparison to independent markets. In addition, the fair values do not reflect any premium or discount that could result from offering for sale at one time an entity’s entire holdings of a particular financial instrument nor does it reflect potential taxes and the expenses that would be incurred in an actual sale or settlement.
Accordingly, the aggregate fair value amounts presented below do not represent the underlying value to Sovereign:

	September 30, 2009		December 31, 2008
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Financial Assets:
Cash and amounts due from depository institutions	$1,560,979	$1,560,979	$3,754,523	$3,754,523
Investment securities:
Available-for-sale	12,980,569	12,980,569	9,301,339	9,301,339
Other investments	698,685	698,685	718,711	718,711
Loans held for investment, net	55,211,335	52,983,192	54,439,146	51,832,061
Loans held for sale	423,835	423,835	327,332	327,332
Mortgage servicing rights	153,179	154,642	127,811	128,558
Mortgage banking forward commitments	(2,802)	(2,802)	(9,598)	(9,598)
Mortgage interest rate lock commitments	(1,329)	(1,329)	8,573	8,573
Financial Liabilities:
Deposits	46,220,726	45,767,533	48,438,573	48,906,511
Borrowings and other debt obligations	23,205,826	24,890,513	20,816,224	21,005,248

Interest rate derivative instruments	307,130	307,130	307,137	307,137
Precious metal forward sale agreements	2,466	2,466	(1,227)	(1,227)
Precious metal forward settlement arrangements	(2,472)	(2,472)	1,227	1,227
Unrecognized financial instruments:(1)
Commitments to extend credit	101,915	101,834	113,175	113,085

(1)	The amounts shown under “carrying value” represent accruals or deferred income arising from those unrecognized financial instruments.
The following methods and assumptions were used to estimate the fair value of each class of financial instruments:
Cash and amounts due from depository institutions and interest-earning deposits. For these short-term instruments, the carrying amount equals the fair value.
Investment securities available-for-sale. Generally, the fair value of investment securities available-for-sale is based on a third party pricing service which utilizes matrix pricing on securities that actively trade in the marketplace. For investment securities that do not actively trade in the marketplace, fair value is obtained from third party broker quotes. For certain non-agency mortgage backed securities, Sovereign determines the estimated fair value for these securities by evaluating pricing information from a combination of sources such as third party pricing services, third party broker quotes for certain securities and from another independent third party valuation source. These quotes are benchmarked against similar securities that are more actively traded in order to assess the reasonableness of the estimated fair values. The fair market value estimates we assign to these securities assume liquidation in an orderly fashion and not under distressed circumstances. Changes in fair value are reflected in the carrying value of the asset and are shown as a separate component of stockholders’ equity.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(15) FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)
Loans. Fair value is estimated by discounting cash flows using estimated market discount rates at which similar loans would be made to borrowers and reflect similar credit ratings and interest rate risk for the same remaining maturities.
Mortgage servicing rights. The fair value of mortgage servicing rights is estimated using internal cash flow models. For additional discussion see Note 10.
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
(16) RECENT ACCOUNTING PRONOUNCEMENTS
In December 2007, the FASB issued the business combination topic of the FASB Accounting Standards Codification. The new pronouncement requires the acquiring entity in a business combination to recognize only the assets acquired and liabilities assumed in a transaction (for example, acquisition costs must be expensed when incurred), establishes the fair value at the date of acquisition as the initial measurement for all assets acquired and liabilities assumed, including contingent consideration, and requires expanded disclosures. The business combination topic of the FASB Accounting Standards Codification is effective for fiscal years beginning after December 15, 2008. Early adoption was prohibited. As discussed in Note 3, Sovereign has continued to apply its historical basis of accounting in these stand-alone financial statements after being acquired by Santander. Therefore this pronouncement had no impact on Sovereign’s financial statements.
In March 2008, the FASB issued the derivatives and hedging topic of the FASB Accounting Standards Codification, which requires enhanced disclosures about an entity’s derivative and hedging activities intended to improve the transparency of financial reporting. Under the derivatives and hedging topic of the FASB Accounting Standards Codification, entities will be required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for and related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial statements. The derivatives and hedging topic of the FASB Accounting Standards Codification is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. Sovereign adopted the derivatives and hedging topic of the FASB Accounting Standards Codification effective January 1, 2009, and the disclosures required by this pronouncement are included in Note 8.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(16) RECENT ACCOUNTING PRONOUNCEMENTS (continued)
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
The investments topic of the FASB Accounting Standards Codification, is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains at fair value. The FSP also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. Sovereign elected to early adopt this FSP on January 1, 2009 and the impact of its adoption and the disclosures required by the FSP are contained in Note 4.
In May 2009, the FASB issued the subsequent events topic of the FASB Accounting Standards Codification. This pronouncement establishes principles and requirements for subsequent events. The subsequent events topic of the FASB Accounting Standards Codification sets forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet in its financial statements. It also discusses the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. We have evaluated subsequent events through November 9, 2009, the date our consolidated financial statements were available to be issued, for this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.
In June 2009, the FASB issued an amendment to the transfers and servicing topic of the FASB Accounting Standards Codification. This will eliminate the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and require additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. It also amends the consolidation guidance applicable to variable interest entities. It is effective for fiscal years beginning after November 15, 2009. Sovereign will adopt this on January 1, 2010 and the Company is evaluating the impact it will have to our consolidated financial statements.
(17) MERGER, RESTRUCTURING AND OTHER CHARGES, NET
Sovereign recorded charges against its earnings for the three-month and nine-month period ending September 30, 2009 for merger, restructuring and other expenses of $46.2 million and $350.1 million pre-tax, which were comprised of the following:

	Three-Month Period Ended	Nine-Month Period Ended
	September 30,2009	September 30,2009
Severance	$4,977	$142,337
Debt extinguishment	—	68,733
Restricted stock acceleration charges	—	45,037
Miscellaneous deal costs and other	41,262	93,953

Transaction related and integration charges	$46,239	$350,060

The status of the reserves related to merger, restructuring and other expenses is summarized as follows:

	Severance	Other	Total
Reserve balance at December 31, 2008	$17,416	$23,229	$40,645
Charge recorded in earnings	142,337	63,644	205,981
Payments	(117,716)	(61,176)	(178,892)

Reserve balance at September 30, 2009	$42,037	$25,697	$67,734

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY
Sovereign is an $81 billion financial institution as of September 30, 2009 with community banking offices, operations and team members located principally in Pennsylvania, Massachusetts, New Jersey, Connecticut, New Hampshire, New York, Rhode Island, and Maryland. Sovereign gathers substantially all of its deposits in these market areas. On January 30, 2009, Sovereign was acquired by Banco Santander, N.A. (“Santander”). Additionally, in July 2009, Santander contributed Santander Consumer USA, Inc (“SCUSA”), a majority owned subsidiary into Sovereign Bancorp. SCUSA is a specialized consumer finance company engaged in the purchase, securitization, and servicing of retail installment contracts originated by automobile dealers. SCUSA acquires retail installment contracts principally from manufacturer franchised dealers in connection with their sale of used and new automobiles and trucks primarily to nonprime customers with limited credit histories or past credit problems. The Company also purchases retail installment contracts from other companies. We use our deposits, as well as other financing sources, to fund our loan and investment portfolios. We earn interest income on our loans and investments. In addition, we generate non-interest income from a number of sources including deposit and loan services, sales of loans and investment securities, capital markets products and bank-owned life insurance. Our principal non-interest expenses include employee compensation and benefits, occupancy and facility-related costs, technology and other administrative expenses. Our volumes, and accordingly our financial results, are affected by the economic environment, including interest rates, consumer and business confidence and spending, as well as the competitive conditions within our geographic footprint.
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
Our Tier 1 leverage ratio for Sovereign Bancorp was 7.66% at September 30, 2009 compared to 5.73% at December 31, 2008, respectively. The Bank’s total risk based capital ratio was 12.61% compared to 10.20% at December 31, 2008 and 10.88% a year ago. Our capital levels and ratios are in excess of the levels required to be considered well-capitalized. We continue to strengthen our balance sheet and position the Company for any further weakening in economic conditions by increasing the amount of loan loss reserves on our balance sheet. Reserves for credit losses as a percentage of total loans held for investment have increased to 3.65% at September 30, 2009 from 2.10% at December 31, 2008.
In order to further improve our operating returns, we continue to focus on acquiring and retaining customers by demonstrating convenience through our locations, technology and business approach while offering innovative and easy-to-use products and services. In the first quarter of 2009, Sovereign formed a new management team which is comprised of several executives from Santander and certain legacy Sovereign executives. The new management team completed its review of Sovereign’s operating procedures and cost structure. During the second quarter of 2009, management implemented certain pricing and fee assessment changes to our deposit portfolio and also initiated a reduction in workforce which eliminated approximately 1,000 positions to reduce our cost structure. Many of the reductions came from consolidating certain back office functions or eliminating certain middle to senior management positions which were deemed redundant. As a result of these actions, severance charges of $5.0 million and $142.3 million were recorded during the three-month and nine-month periods ended September 30, 2009.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In order to improve our risk management and collection efforts the Company has more than doubled its collection department headcount and certain additional senior management personnel have been placed at Sovereign from its Parent Company. Additionally, it has now formed certain specialized teams within its commercial workout area to focus on certain loan products. Finally, the servicing and collection activities related to our indirect auto portfolio have been transferred to SCUSA. SCUSA focuses entirely on the sub prime automobile market and management anticipates that their collection practices will increase the recovery and payment rates on our auto loan portfolio.
During the second quarter of 2009, the Company incorporated various elements of the Santander business model into its reporting structure. These included establishing a centralized and independent risk management function and the restructuring of our risk management function to more closely following our business lines. During the second quarter, the Company established a commercial credit group and has staffed this group with existing officers of the Company.
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
CURRENT INTEREST RATE ENVIRONMENT
Net interest income represents a significant portion of the Company’s revenues. Accordingly, the interest rate environment has a substantial impact on Sovereign’s earnings. Sovereign currently is in a mildly asset sensitive interest rate risk position. During the first nine months of 2009, our net interest margin increased to 3.72% from 2.95% in the nine months ended September 30, 2008. This increase in margin is attributable to the impact of the contribution of SCUSA by our Parent Company. SCUSA’s net interest margin for the nine-month period ended September 30, 2009 was 21.19%. The target customer of SCUSA is subprime in nature and as a result the customers pay higher than market interest rates for access to credit. Additionally, SCUSA purchases these loans from automobile dealers at significant discounts at the time these loans are funded. These discounts are accreted into interest earnings over the life of the loans. Excluding the impact of SCUSA, Sovereign’s net interest margin has declined as decreasing interest rates have resulted in the yields decreasing on our variable rate commercial loans and a lower overall yield on our investment portfolio. However our funding costs have not decreased by a similar amount due to the growth in fixed rate time deposits and money market accounts that we experienced in the fourth quarter of 2008. Management plans on letting certain high cost time deposits that were originated in this time period (that generally have terms of one year or less) run-off. Net interest margin in future periods will be impacted by several factors such as but not limited to, our ability to grow and retain core deposits, the future interest rate environment, loan and investment prepayment rates, and changes in non-accrual loans. See our discussion of Asset and Liability Management practices in a later section of this MD&A, including the estimated impact of changes in interest rates on Sovereign’s net interest income.
CREDIT RISK ENVIRONMENT
The credit quality of our loan portfolio has a significant impact on our operating results. We have experienced significant deterioration in certain key credit quality performance indicators in recent periods which has continued in the third quarter of 2009. We had charge-offs of $371.1 million and $959.8 million during the three months and nine months ended September 30, 2009 compared to $129.1 million and $290.4 million during the corresponding periods in the prior year. Charge-offs for the three-month and nine-month periods ended September 30, 2009 include $175.9 million and $499.5 million related to SCUSA. Our provision for credit losses was $376.3 million and $1.5 billion during the three months and nine months ended September 30, 2009 compared to $304.0 million and $571.0 million during the corresponding periods in the prior year. The provision for credit losses for the three-month and nine-month periods ending September 30, 2009 include $165.0 million and $573.3 million related to SCUSA.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Conditions in the housing market have significantly impacted areas of our business. Certain segments of our consumer and commercial loan portfolios have exposure to the housing market. Sovereign had residential real estate loans totaling $10.3 billion at September 30, 2009 of which $2.3 billion is comprised of Alt-A (also known as limited documentation) residential loans. Although losses have been increasing since the first quarter of 2008, actual credit losses on these loans have been modest and totaled $8.3 million and $19.1 million during the three-month and nine-month periods ended September 30, 2009 compared to $5.4 million and $14.9 million for the corresponding periods in the prior year. However, non-performing assets and past due loans have been increasing particularly for the Alt-A portion of the residential portfolio. The increased loss experience and asset quality trends led us to increase our allowances for our residential portfolio. Future performance of our residential loan portfolio will continue to be significantly influenced by home prices in the residential real estate market, unemployment and general economic conditions. Sovereign holds allowances of $174.5 million on its residential loan portfolio.
The homebuilder industry also has been impacted by a decline in new home sales and a reduction in the value of residential real estate which has decreased the profitability and liquidity of these companies. Declines in real estate prices have been the most pronounced in certain states where previous increases were the largest, such as California, Florida and Nevada. Additionally, foreclosures have increased sharply in various other areas due to increasing levels of unemployment. Sovereign provided financing to various homebuilder companies which is included in our commercial loan portfolio. The Company has been working on reducing its exposure to this loan portfolio which has resulted in it declining to $573.1 million at September 30, 2009 compared to $730.9 million a year ago. Approximately eighty five percent of these loans at September 30, 2009 are to builders in our geographic footprint which generally have had more stable economic conditions on a relative basis compared to the national economy. We continue to monitor the credit quality of this portfolio.
Sovereign also has $7.1 billion of home equity loans and lines of credit (excluding our correspondent home equity loans). Net charge-offs on these loans for the three-month and nine-month periods ended September 30, 2009 were $11.4 million and $29.0 million compared to $4.7 million and $14.4 million for the corresponding periods in the prior year. This portfolio consists of loans with an average FICO at origination of 778 and an average loan to value of 57.7%. We have total allowances of $67.2 million for this loan portfolio at September 30, 2009.
We have continued to experience increases in non-performing assets in our commercial lending, commercial real estate and multi-family loan portfolios as a result of worsening credit and economic conditions. Non-performing assets for these portfolios increased to $655.5 million, $724.1 million and $338.5 million at September 30, 2009 from $244.8 million, $319.6 million and $42.8 million at December 31, 2008. Net charge-offs on these portfolios for the nine-month period ended September 30, 2009 were $303.5 million, $32.6 million and $13.4 million compared to $101.0 million, $11.0 million and $5.3 for the corresponding period in the prior year. Given these changes, we increased our allowance for loan losses for the commercial real estate and multi-family portfolios by approximately $135.0 million and $41.5 million, respectively, compared to December 31, 2008. We expect that the difficult housing environment as well as deteriorating economic conditions will continue to impact our commercial lending and commercial real estate portfolios which may result in elevated levels of provisions for credit losses in future periods.
RESULTS OF OPERATIONS
General
Sovereign reported net income of $1.2 billion and $301.6 million for the three-month and nine-month periods ended September 30, 2009 as compared to net losses of $(981.6) million and $(754.0) million for the three-month and nine-month periods ended September 30, 2008. As discussed previously, Santander contributed the operations of SCUSA into Sovereign Bancorp in the third quarter of 2009. SCUSA generated pre-tax income of $237.2 million for the nine-month period ended September 30, 2009. SCUSA is anticipated to continue to be profitable in future periods. As a result of this contribution, Sovereign updated its deferred tax realizability analysis by incorporating future projections of SCUSA taxable income. Upon completion of this revised analysis, Sovereign was able to reverse a significant portion of its deferred tax valuation allowance which resulted in an income tax benefit of $1.3 billion during the three-month period ended September 30, 2009. See footnote 12 for more information.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Under US accounting regulations, since both SCUSA and Sovereign are controlled by the same Parent, Sovereign Bancorp’s financial statements were required to be adjusted to account for the contribution as though it had occurred at the beginning of the year. Sovereign recorded the net assets of SCUSA at the carrying amount of those net assets on Santander’s books. The assets and liabilities of SCUSA were not fair valued again since the transfer is among entities under common control. However, since Sovereign was acquired by Santander in 2009, prior results were not adjusted to include the results of SCUSA. The table below discloses the impact of SCUSA’s results on our statement of operations for the three-month and nine-month periods ended September 30, 2009 as well as the impact of our consolidated balance sheet at September 30, 2009.

	Three-Month Period Ended			Nine-Month Period Ended
	September 30, 2009			September 30, 2009
	Sovereign			Sovereign
	excluding			excluding
	SCUSA	SCUSA	Total	SCUSA	SCUSA	Total

Net interest income	$342,875	$310,067	$652,942	$977,552	$986,195	$1,963,747
Provision for credit losses	211,300	164,976	376,276	953,300	573,260	1,526,560
Fees and other income	89,533	7,446	96,979	254,699	21,093	275,792
Compensation and benefits	147,443	20,627	168,070	488,713	60,325	549,038
Occupancy and equipment expenses	73,310	5,580	78,890	226,300	13,366	239,666
Technology expense	24,585	2,789	27,374	72,956	6,125	79,081
Outside services	17,831	18,173	36,004	47,394	43,911	91,305
Marketing expense	5,176	236	5,412	28,857	665	29,522
Other administrative expenses	35,405	26,366	61,771	108,218	71,320	179,538

General and administrative expense	303,750	73,771	377,521	972,438	195,712	1,168,150
Other expenses	89,941	359	90,300	526,101	1,080	527,181

Income before income taxes	(172,583)	78,407	(94,176)	(1,219,588)	237,236	(982,352)
Income tax provision	(1,344,465)	40,182	(1,304,283)	(1,384,097)	100,096	(1,284,001)

Net income	$1,171,882	$38,225	$1,210,107	$164,509	$137,140	$301,649

	Sovereign
	excluding
	SCUSA	SCUSA	Total
ASSETS
Cash and amounts due from depository institutions	$1,545,525	$15,454	$1,560,979
Investment securities	13,221,904	457,350	13,679,254
Loans held for investment	50,390,734	6,704,953	57,095,687
Allowance for loan losses	(1,463,305)	(421,047)	(1,884,352)

Net loans held for investment	48,927,429	6,283,906	55,211,335
Loans held for sale	423,835	—	423,835
Goodwill	3,431,480	673,598	4,105,078
Other intangibles	211,538	49,780	261,318
Other assets	5,412,796	320,669	5,733,465

Total assets	$73,174,507	$7,800,757	$80,975,264

LIABILITIES
Deposits	$46,220,726	$—	$46,220,726
Borrowings and other debt obligations	16,972,051	6,233,775	23,205,826
Other liabilities	1,758,094	316,742	2,074,836

Total liabilities	64,950,871	6,550,517	71,501,388

STOCKHOLDERS’ EQUITY
Preferred stock	195,445	—	195,445
Common stock	9,598,081	799,133	10,397,214
Warrants	285,435	—	285,435
Accumulated other comprehensive income	(382,085)	(25,177)	(407,262)
Retained earnings	(1,473,240)	476,284	(996,956)

Total stockholder’s equity	8,223,636	1,250,240	9,473,876

Total liabilities and stockholder’s equity	$73,174,507	$7,800,757	$80,975,264

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
As previously stated, SCUSA’s target customer base is focused on individuals with past credit problems. The current FICO distribution for its $6.7 billion loan portfolio is as follows.

FICO Band	% of Portfolio
> 650	10%
650–601	6%
600–551	19%
550–501	27%
<=500	38%
Although credit loss rates on this portfolio are elevated (10.9% based on annualized third quarter net charge-offs), the pricing on the portfolios contemplates this as loan yields for SCUSA’s portfolio was 23.55% for the nine-month period ended September 30, 2009.
In connection with the acquisition by Santander, Sovereign incurred merger-related and restructuring charges of $233.3 million during the three months ended March 31, 2009. The majority of these costs related to change in control payments to certain executives and severance charges of $72.7 million, debt extinguishment charges of $68.7 million as well as restricted stock acceleration charges of $45.0 million. The Company also incurred fees of approximately $26.4 million to third parties to successfully close the transaction.
Subsequent to the acquisition, the Company decided to prepay $1.4 billion of higher cost FHLB advances to lower funding costs in future periods and as a result incurred a debt extinguishment charge of $68.7 million. The three-month and nine-month periods ended September 30, 2009 also included investment security impairment charges of $30.6 million and $97.4 million on certain non-agency mortgage backed securities. See Note 4 for further details.
Second quarter 2009 results were negatively impacted by an additional reduction in workforce which resulted in severance charges of $64.7 million. Additionally, the FDIC charged all insured depository institutions a special deposit premium assessment to help replenish its deposit insurance reserve fund that was payable on September 30, 2009 based off of deposit asset balances at June 30, 2009. As a result of this, Sovereign incurred additional deposit premium assessments of $35.3 million in the second quarter of 2009. Our three-month and nine-month results for the periods ended September 30, 2009 were also negatively impacted by increases to our multi-family recourse reserves of $70.0 million and $140.0 million due to a deterioration in credit quality in loans sold to Fannie Mae in which Sovereign retains a limited amount of credit risk.
Third quarter 2009 results included a $26.2 million restructuring charge due to the decision by Santander to discontinue certain information technology projects which were in the process of being implemented by Sovereign prior to the acquisition. These assets had not been placed in service and the decision was made in the third quarter that these projects would no longer be implemented. Additionally, third quarter results included severance and branch office consolidation charges of $5.0 million and $13.9 million, respectively.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2009 AND 2008
(in thousands)

	2009			2008
		Tax			Tax
	Average	Equivalent	Yield/	Average	Equivalent	Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
EARNING ASSETS
INVESTMENTS	$13,693,324	$312,065	3.04%	$12,120,843	$542,710	5.97%
LOANS:
Commercial loans	26,554,251	958,078	4.82%	27,504,751	1,192,542	5.79%
Multi-Family	4,538,424	191,762	5.64%	4,536,897	203,626	5.99%
Consumer loans
Residential mortgages	11,210,102	441,678	5.25%	12,501,718	529,885	5.65%
Home equity loans and lines of credit	6,848,426	226,872	4.43%	6,402,562	276,327	5.76%

Total consumer loans secured by real estate	18,058,528	668,550	4.94%	18,904,280	806,212	5.69%

Auto loans	10,569,786	1,253,992	15.86%	6,721,847	341,495	6.79%
Other	278,963	14,689	7.04%	306,435	17,831	7.77%

Total consumer	28,907,277	1,937,231	8.95%	25,932,562	1,165,538	6.00%

Total loans	59,999,952	3,087,071	6.87%	57,974,210	2,561,706	5.90%
Allowance for loan losses	(1,711,745)	—	—	(780,182)	—	—

NET LOANS	58,288,207	3,087,071	7.08%	57,194,028	2,561,706	5.98%

TOTAL EARNING ASSETS	71,981,531	3,399,136	6.31%	69,314,871	3,104,416	5.98%
Other assets	10,311,950	—	—	10,135,977	—	—

TOTAL ASSETS	$82,293,481	$3,399,136	5.52%	$79,450,848	$3,104,416	5.22%

FUNDING LIABILITIES
Deposits and other customer related accounts:
Retail and commercial deposits	$33,702,642	$458,819	1.82%	$31,422,080	$571,506	2.43%
Wholesale deposits	4,608,294	66,436	1.93%	3,395,117	67,968	2.67%
Government deposits	2,168,417	11,050	0.68%	3,360,712	68,151	2.71%
Customer repurchase agreements	1,626,023	4,386	0.36%	2,579,235	32,911	1.70%

TOTAL DEPOSITS	42,105,376	540,691	1.72%	40,757,144	740,536	2.43%

BORROWED FUNDS:
FHLB advances	11,066,732	462,407	5.58%	18,089,980	623,925	4.60%
Fed funds and repurchase agreements	1,143,256	2,665	0.31%	1,116,988	21,875	2.62%
Other borrowings	11,439,686	386,319	4.51%	3,937,287	187,643	6.36%

TOTAL BORROWED FUNDS	23,649,674	851,391	4.81%	23,144,255	833,443	4.81%

TOTAL FUNDING LIABILITIES	65,755,050	1,392,082	2.83%	63,901,399	1,573,979	3.29%
Demand deposit accounts	6,649,951	—	—	6,580,094	—	—
Other liabilities	2,219,601	—	—	1,428,269	—	—

TOTAL LIABILITIES	74,624,602	1,392,082	2.49%	71,909,762	1,573,979	2.92%
STOCKHOLDERS’ EQUITY	7,668,879	—	—	7,541,086	—	—

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$82,293,481	1,392,082	2.26%	$79,450,848	1,573,979	2.64%

NET INTEREST INCOME		$2,007,054			$1,530,437

NET INTEREST SPREAD (1)			3.48%			2.69%

NET INTEREST MARGIN (2)			3.72%			2.95%

(1)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(2)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Net Interest Income
Net interest income for the three-month and nine-month periods ended September 30, 2009 was $652.9 million and $2.0 billion compared to $485.9 million and $1.5 billion for the same periods in 2008. The increase in net interest income was due to the inclusion of SCUSA which added $310.1 million and $986.2 million of net interest income for the three-month and nine-month periods ended September 30, 2009, respectively. Excluding this impact, net interest income declined due to several factors such as a reduction in market interest rates which has led to a significant reduction interest income on our variable rate commercial loans indexed to LIBOR, a reduction in the yield of our investment portfolio due to certain investment restructurings executed at the end of the third quarter of 2008 to shorten the duration of our portfolio and increase liquidity in light of the uncertain economic environment, the cessation of dividends on our FHLB stock and FNMA/FHLMC preferred stock, and an increase in the amount of non-performing assets. The Company’s funding costs have not dropped as dramatically due to the significant increase in promotional money market and time deposits that were funded beginning at the end of the third quarter though the fourth quarter of 2008 to help stabilize the Company’s liquidity position at that time. The majority of these funds, which totaled approximately $4 billion, will mature in the fourth quarter of 2009. Sovereign expects to reprice the majority of these balances at market rates or allow these time deposits to run-off which should help lower funding costs during the fourth quarter of 2009.
Interest on investment securities and interest earning deposits was $104.1 million and $279.2 million for the three-month and nine-month periods ended September 30, 2009, compared to $143.1 million and $487.8 million for the same periods in 2008. The average balance of investment securities was $13.7 billion with an average tax equivalent yield of 3.04% for the nine-month period ended September 30, 2009 compared to an average balance of $12.1 billion with an average yield of 5.97% for the same period in 2008. The elimination of dividends on our Fannie Mae and Freddie Mac perpetual preferred stock and on FHLB stock has negatively impacted investment yields. Additionally, during the third quarter of 2008, we shortened the duration of our investment portfolio in order to mitigate the impact of interest rate changes on the market value of our balance sheet. Sovereign sold $4.2 billion of longer duration mortgage backed securities and $0.5 billion of longer duration municipal securities for a gain of $29.5 million. We reinvested $3.5 billion of these securities in shorter duration agency securities.
At the end of the third quarter of 2008 (prior to the acquisition of the Company by Santander) several large US financial institutions failed (Washington Mutual, Lehman Brothers, Inc., Wachovia forced sale to Wells Fargo, etc). Sovereign experienced a significant amount of deposit outflows which strained our liquidity levels. As mentioned above, Sovereign reacted by offering high yielding 9 to 18 month CD terms as well as high cost promotional money market campaigns. The Company also enhanced its liquidity levels by working on making more of its loan portfolio collateral eligible for borrowing purposes. Subsequent to the acquisition of Sovereign by Santander, our deposit portfolio has been stabilized. We continue to hold a high level of liquidity in our investment portfolio; however, during the third quarter of 2009, we reduced this excess liquidity by purchasing longer duration investments such as $1.0 billion of corporate bonds and $1.7 billion of asset backed securities which yielded 3.89% and 2.30%, respectively. These amounts were previously held in cash accounts which yielded approximately 25 basis points.
Interest on loans was $971.8 million and $3.1 billion for the three-month and nine-month periods ended September 30, 2009, compared to $816.7 million and $2.6 billion for the three-month and nine-month periods in 2008. The reason for the increase was due to the impact of SCUSA which added $360.3 million and $1.1 billion, respectively, for the three-month and nine-month periods ended September 30, 2009. Excluding the impact of SCUSA, interest on loans has declined by $0.6 million due to a $4.4 billion reduction in our average loan portfolio which represents a 7.7% decline. Average residential loans have declined by $1.3 billion on a year to year basis due to our desire to sell more production to reduce the size of our on balance sheet portfolio. Average auto loans declined by $2.1 billion due to our decision to cease originating this loan product in the prior year due to higher than anticipated losses. Additionally, yields on the legacy Sovereign Bank loan portfolio have declined to 4.76% and 4.86% for the three-month and nine-month periods ended September 30, 2009 compared to 5.72% and 5.90% for corresponding periods in the prior year. This decline has been the result of lower market interest rates and in increase in non-performing loans.
Interest on deposits and related customer accounts was $143.9 million and $540.7 million for the three-month and nine-month periods ended September 30, 2009, compared to $196.9 million and $740.5 million for the same periods in 2008. The average balance of deposits was $42.1 billion with an average cost of 1.72% for the nine-month period ended September 30, 2009 compared to an average balance of $40.8 billion with an average cost of 2.43% for the same period in 2008. The reduction in yields has been due to interest rate reductions by the Federal Reserve which have lowered market interest rates. The average balance of non-interest bearing demand deposits remained constant at $6.6 billion in 2008 and in 2009.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Interest on borrowed funds was $279.0 million and $851.4 million for the three-month and nine-month periods ended September 30, 2009, compared to $277.0 million and $833.4 million for the same periods in 2008. The average balance of borrowings was $23.6 billion with an average cost of 4.81% for the nine-month period ended September 30, 2009 compared to an average balance of $23.1 billion with an average cost of 4.81% for the same periods in 2008. The increase in borrowing levels due to SCUSA contribution has been offset by a reduction in the use of FHLB advances as decreased loan demand has led to lower levels of wholesale borrowings.
Provision for Credit Losses
The provision for credit losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for credit losses for the three-month and nine-month periods ended September 30, 2009 was $376.3 million and $1.5 billion, compared to $304.0 million and $571.0 million for the same periods in 2008. Excluding SCUSA’s provision for credit losses of $165.0 million and $573.3 million for the three-month and nine-month periods ended September 30, 2009, Sovereign’s provision for credit losses was $211.3 million and $953.3 million for the three-month and nine-month periods ended September 30, 2009. Credit losses remain elevated given recent economic weakness and high unemployment levels which has negatively impacted the credit quality of our loan portfolios.
As a result of the deterioration in the credit quality of our loan portfolio, Sovereign has significantly increased its reserve levels on its loan portfolios. Our reserve for credit losses as a percentage of total loans held for investment has increased to 3.65% (3.30% excluding impact of SCUSA) from 2.10% at December 31, 2008. Although, we believe current levels of reserves are adequate to cover the inherent losses for these loans, future changes in housing values, interest rates and economic conditions could impact the provision for credit losses for these loans in future periods.
Weakening credit conditions increased charge-offs for the three-month and nine-month periods ended September 30, 2009 to $371.1 million and $959.8 million, compared to $129.1 million and $290.4 million for the corresponding periods in the prior year. Even after excluding the impact of charge-offs from SCUSA’s loan portfolio of $175.9 million and $499.5 million for the three-month and nine-month periods ended September 30, 2009, losses on Sovereign’s loan portfolio are at elevated levels. Sovereign Bank’s annualized net loan charge-offs were 1.52% and 1.15% for the three-month and nine-month periods ended September 30, 2009 compared to 0.90% and 0.67% for the corresponding periods in the prior year. We are hopeful that recent changes to our risk management and collections area that have been implemented subsequent to the acquisition of Sovereign by Santander as well as recent tentative signs of stabilization in the US economy will begin to slow the ascent of losses in our loan portfolio in 2010.
Non-performing assets were $3.0 billion or 3.65% of total assets at September 30, 2009, compared to $985.4 million or 1.28% of total assets at December 31, 2008 and $706.0 million or 0.91% of total assets at September 30, 2008. The increase since year-end was primarily driven by our residential, commercial real estate, multi-family and commercial and industrial loan portfolios. We factored in these increases when establishing our loan loss reserves at September 30, 2009 and it was one of the factors that caused our provision for credit losses to be elevated over the past few quarters. Management regularly evaluates Sovereign’s loan portfolios, and its allowance for loan losses, and adjusts the loan loss allowance as deemed necessary.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table presents the activity in the allowance for credit losses for the periods indicated:

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008

Allowance for loan losses, beginning of period	$1,873,166	$808,748	$1,102,753	$709,444
Acquired allowance for loan losses due to SCUSA contribution from Parent	—	—	347,302	—
Charge-offs:
Commercial	189,996	71,808	376,977	125,796
Consumer secured by real estate	32,332	18,188	81,342	52,798
Consumer not secured by real estate	223,082	70,892	738,392	197,738

Total Charge-offs	445,410	160,888	1,196,711	376,332

Recoveries:
Commercial	15,433	2,797	27,511	8,436
Consumer secured by real estate	4,749	2,350	10,364	7,525
Consumer not secured by real estate	54,136	26,601	199,072	69,998

Total Recoveries	74,318	31,748	236,947	85,959

Charge-offs, net of recoveries	371,092	129,140	959,764	290,373
Provision for loan losses (1)	382,278	278,256	1,394,061	538,793

Allowance for loan losses, end of period	1,884,352	957,864	1,884,352	957,864

Reserve for unfunded lending commitments, beginning of period	203,662	34,764	65,162	28,301
Provision for unfunded lending commitments (1)	(6,002)	25,745	132,498	32,208
Reserve for unfunded lending commitments, end of period	197,660	60,509	197,660	60,509

Total allowance for credit losses, end of period	$2,082,012	$1,018,373	$2,082,012	$1,018,373

(1)	Sovereign defines the provision for credit losses on the consolidated statement of operations as the sum of the total provision for loan losses and provision for unfunded lending commitments.
Non-Interest (Loss)/Income
Total non-interest income/(loss) was $97.0 million and $275.8 million for the three-month and nine-month periods ended September 30, 2009, compared to $(995.7) million and $(616.9) million for the same periods in 2008. The three-month period ended September 30, 2009 includes charges of $30.6 million on non-agency mortgage backed securities and increases to multi-family recourse reserves of $70.0 million while the nine-month period included a $97.4 million impairment charge on our non-agency mortgage backed securities and an increase to recourse reserves on multifamily loans sales of $140.0 million. The three-month and nine-month periods ended September 30, 2008 includes an OTTI charge of $575 million on FNMA and FHLMC preferred stock and a loss of $602 million on the sale of our CDO stock.
Consumer banking fees were $99.1 million and $269.9 million for the three-month and nine-month periods ended September 30, 2009, compared to $81.1 million and $235.3 million for the same periods in 2008, representing 22.1% and 14.7% increases, respectively. The increase for the nine-month period ended September 30, 2009 is due to growth in deposit fees to $73.0 million and $197.7 million, compared to $62.9 million and $180.6 million for the corresponding periods in the prior year due to certain pricing changes on deposit products. Additionally, consumer loan fees increased $20.5 million during the nine-month period ended September 30, 2009 due to the inclusion of SCUSA.
Commercial banking fees were $46.3 million and $140.3 million for the three-month and nine-month periods ended September 30, 2009, compared to $52.6 million and $160.8 million for the same periods in 2008, representing decreases of 12.0% and 12.8%, respectively. Commercial loan fees for the nine-month period ended September 30, 2009 have declined $9.6 million or 14% from the prior year due to a 10.0% decline in Sovereign Bank’s commercial and industrial loan portfolio due to current economic conditions. Additionally, the Company has experienced a decline of $17.7 million on precious metal fees due to our decision to deemphasize this business to focus on relationships within our core markets.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Net mortgage banking income was composed of the following components:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Sales of mortgage loans and related securities	$24,800	$5,997	$63,517	$14,974
Net (losses)/gains on hedging activities	(15,965)	(2,289)	(1,390)	683
Mortgage servicing fees	13,779	12,709	39,663	36,806
Amortization of mortgage servicing rights	(15,050)	(8,247)	(50,583)	(27,350)
Residential mortgage servicing rights recoveries	7,939	14	8,866	1,148
Sales and changes to recourse reserves of multi-family loans	(67,309)	(8,197)	(135,393)	10,710
Recoveries from/(Impairments to) multi-family mortgage servicing rights	(679)	1,533	(2,933)	(2,687)

Total mortgage banking (losses)/income	$(52,485)	$1,520	$(78,253)	$34,284

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
Sales of mortgage loans increased significantly for the three and nine month periods ended September 30, 2009 compared to 2008. The increase was driven by low market interest rates which enabled Sovereign to reduce mortgage rates that it offered to its customers. These lower rates result in a significant increase in our mortgage refinancings. Sovereign continued to sell most of this increased mortgage production to Fannie Mae and Freddie Mac. For the three and nine month periods ended September 30, 2009, Sovereign sold $1.8 billion and $5.1 billion of loans at a gain of $24.8 million and $63.5 million compared to $0.6 billion and $2.7 billion of loans at a gain of $6.0 million and $15.0 million in the prior year.
At September 30, 2009 and December 31, 2008, Sovereign serviced residential real estate loans for the benefit of others totaling $15.0 billion and $13.1 billion, respectively. The fair value of the servicing portfolio at September 30, 2009 and December 31, 2008 was $145.7 million and $113.2 million, respectively. For the three months and nine months ended September 30, 2009, Sovereign recorded $7.9 million and $8.9 million of recoveries on our mortgage servicing rights resulting from slower expected prepayments on our mortgages. The most important assumptions in the valuation of mortgage servicing rights are anticipated loan prepayment rates (CPR speed) and the positive spread we receive on holding escrow related balances. Increases in prepayment speeds (which are generally driven by lower long term interest rates) result in lower valuations of mortgage servicing rights, while lower prepayment speeds result in higher valuations. The escrow related credit spread is the estimated reinvestment yield earned on the serviced loan escrow deposits. Increases in escrow related credit spreads result in higher valuations of mortgage servicing rights while lower spreads result in lower valuations. For each of these items, Sovereign must make market assumptions based on future expectations. All of the assumptions are based on standards that we believe would be utilized by market participants in valuing mortgage servicing rights and are consistently derived and/or benchmarked against independent public sources. Additionally, an independent appraisal of the fair value of our mortgage servicing rights is obtained at least annually and is used by management to evaluate the reasonableness of our discounted cash flow model. Future changes to prepayment speeds may cause significant future charges or recoveries of previous impairments in future periods.
Listed below are the most significant assumptions that were utilized by Sovereign in its evaluation of mortgage servicing rights for the periods presented.

	September 30, 2009	June 30, 2009	December 31, 2008	September 30, 2008
CPR speed	21.99%	24.44%	29.65%	13.46%
Escrow credit spread	3.41%	3.70%	4.35%	4.59%
Sovereign originates and sells multi-family loans in the secondary market to Fannie Mae while retaining servicing. Under the terms of the sales program with Fannie Mae, we retain a portion of the credit risk associated with such loans. As a result of this agreement with Fannie Mae, Sovereign retains a 100% first loss position on each multi-family loan sold to Fannie Mae under such program until the earlier to occur of (i) the aggregate losses on the multi-family loans sold to Fannie Mae reaching the maximum loss exposure for the portfolio as a whole ($249.6 million as of September 30, 2009) or (ii) until all of the loans sold to Fannie Mae under this program are fully paid off. The maximum loss exposure is available to satisfy any losses on loans sold in the program subject to the foregoing limitations.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company has established a liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae. This liability represents the amount that the Company estimates that it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon an industry-based default curve with a range of estimated losses. At September 30, 2009 and December 31, 2008, Sovereign had a $162.2 million and $38.3 million liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae under this sales program. The increase in our recourse reserve levels is due to weakening economic conditions.
At both September 30, 2009 and December 31, 2008, Sovereign serviced $13.0 billion of loans for Fannie Mae sold to it pursuant to this program with a maximum potential loss exposure of $249.6 million and $249.8 million, respectively. As a result of this retained servicing on multi-family loans sold to Fannie Mae, the Company had loan servicing assets of $7.9 million and $14.7 million at September 30, 2009 and December 31, 2008, respectively. During the nine-month period ended September 30, 2009 and the corresponding period in the prior year, Sovereign recorded servicing asset amortization of $6.7 million and $5.6 million, respectively. Additionally, during the first nine months of 2009, Sovereign recorded a net servicing right asset impairment charge of $2.9 million from lower escrow rate reinvestment yield assumptions due to recent interest rate cuts by the Federal Reserve.
In the third quarter of 2009, Sovereign recorded (losses)/gains on the sale of multi-family loans of $(67.3) million on $93.7 million of multi-family loans compared to gains of $8.2 million on the sale of $493.8 million of loans for the corresponding period in the prior year. The loss on the sale of multi-family loans for the third quarter of 2009 includes a charge of $70.0 million related to increasing recourse reserves on multi-family loans sold to Fannie Mae.
For the nine months ending September 30, 2009, Sovereign recorded a loss of $135.4 million for sales and changes to recourse reserve of multi-family loans due to increases in recourse reserves on multi-family loans of $140.0 million. This compared to net gains of $10.7 million for the corresponding period in the prior year. The increases in the recourse reserves in 2009 were related to deterioration particularly in multi-family loans sold to Fannie Mae that were originated outside of our geographic footprint as well as one large loan credit which required a write-down of $24.7 million during the nine-month period ended September 30, 2009.
Capital markets revenues decreased to $(4.3) million and $(2.9) million for the three-month and nine-month periods ended September 30, 2009, compared to $4.7 million and $22.3 million for the same periods in 2008. The three-month and nine-month periods ended September 30, 2009 includes charges of $8.3 million and $16.3 million to increase reserves for uncollectible swap receivables from customers due to deterioration in the credit worthiness of these companies.
Bank owned life insurance (BOLI) income represents the increase in the cash surrender value of life insurance policies for certain employees where the Bank is the beneficiary of the policies, as well as the receipt of insurance proceeds. The decrease in BOLI income to $14.7 million and $45.6 million for the three-month and nine-month periods ended September 30, 2009, compared to $18.2 million and $56.7 million for the comparable periods in the prior year is primarily due to decreased death benefits as well as lower returns on certain polices.
Net losses on investment securities were $10.0 million and $111.2 million for the three-month and nine-month periods ended September 30, 2009, compared to losses of $1.2 billion and $1.1 billion for the same periods in 2008. Third quarter 2009 results included an impairment charge of $30.6 million on non-agency mortgage backed securities. This was partially offset by a gain of $20.3 million on the sale of our entire FNMA/FHLMC preferred stock portfolio. Result for the nine-month period ended September 30, 2009 included impairment charges of $97.4 million on certain non-agency mortgage backed securities due to increased credit loss assumptions throughout 2009 due to continued deteriorating economic conditions, including higher levels of impairment. See Note 4 for further discussion.
General and Administrative Expenses
General and administrative expenses for the three-month and nine-month periods ended September 30, 2009 were $377.5 million and $1.2 billion, compared to $375.8 million and $1.1 billion for the same periods in 2008. The contribution of SCUSA added $73.8 million and $195.7 million of general and administrative expenses for the three-month and nine-month periods ended September 30, 2009. Excluding SCUSA’s impact, Sovereign general and administrative expenses declined $72.0 million and $124.5 million for the three-month and nine-month periods ended September 30, 2009. This reduction has been primarily due to restructuring efforts over the past couple of quarters. Sovereign has reduced its employee base by 23% since November 2008 as the Company has exited certain business lines, combined certain back office functions and transferred certain servicing operations to subsidiaries of Santander. Additionally, the Company has significantly reduced certain discretionary expenses during this same period. Finally, the Company has initiated a pay freeze and eliminated its 401(k) match.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Other Expenses
Other expenses consist primarily of amortization of intangibles, minority interest expense, deposit insurance expense, merger related and integration charges, equity method investment expense and other restructuring and proxy and related professional fees. Other expenses were $90.3 million and $527.2 million for the three-month and nine-month periods ended September 30, 2009, compared to $52.0 million and $141.8 million for the same periods in 2008. The reasons for the variances are discussed below.
The FDIC charges financial institutions deposit premium assessments to ensure it has reserves to cover deposits that are under FDIC insured limits. The FDIC Board of Directors has established a reserve ratio target percentage of 1.25%. This means that their “target” balance for the reserves is 1.25% of estimated insured deposits. Due to recent bank failures, the reserve ratio is currently below its target balance. In December 2008, the FDIC published a final rule that raised the current deposit assessment rates uniformly for all institutions by 7 basis points, effective in the first quarter of 2009. The FDIC also has announced that in the second quarter of 2009, additional fees will be assessed to institutions who have secured borrowings in excess of 15% of their deposits. The FDIC approved a special assessment charge of 5 cents per $100 of an institution’s assets minus its Tier 1 capital on June 30, 2009 to help bolster the reserve fund, which is payable on September 30, 2009. This resulted in a $35.3 million charge in our results for the three-month period ended June 30, 2009. As a result of these two events, Sovereign’s deposit insurance expense increased to $26.3 million and $102.3 million for the three-month and nine-month periods ended September 30, 2009 compared to $9.4 million and $27.9 million for the corresponding periods in the prior year.
Sovereign recorded charges of $46.2 million and $350.1 million for the three-month and nine-month periods ended September 30, 2009 associated with merger-related and restructuring charges and costs associated with the Santander acquisition. The majority of these costs related to change in control payments to certain executives and severance charges of $142.2 million as well as restricted stock acceleration charges of $45.0 million. Sovereign also incurred fees of approximately $26.4 million to third parties to successfully close the transaction. Finally, during the first quarter of 2009, Sovereign redeemed $1.4 billion of high cost FHLB advances incurring a debt extinguishment charge of $68.7 million. This decision was made to reduce interest expense in future periods since the advances were at above market interest rates due to the current low rate environment.
Sovereign recorded intangible amortization expense of $18.2 million and $58.0 million for the three-month and nine-month periods ended September 30, 2009, compared to $25.4 million and $82.6 million for the corresponding periods in the prior year. The decreases in the current year periods are due primarily to decreased core deposit intangible amortization expense on previous acquisitions.
Equity method investment expense for the three-month period ended September 30, 2009 included a gain of $5.2 million related to the partial sale of our equity interests in a mortgage loan broker.
Income Tax (Benefit)/Provision
An income tax benefit of $1.3 billion was recorded for both the three-month and nine-month periods ended September 30, 2009, compared to a tax benefit of $259.9 million and $208.7 million for the same periods in 2008. As previously discussed, during the third quarter of 2009, Santander contributed the operation of SCUSA into Sovereign Bancorp. SCUSA has generated pre-tax income of $237.2 million for the nine-month period ended September 30, 2009. Additionally, SCUSA had pre-tax earnings of $261.6 million and $260.8 million in 2008 and 2007. As a result of this contribution, Sovereign updated its deferred tax realizability analysis by incorporating the future projections of SCUSA taxable income. As a result of incorporating future taxable income projections of SCUSA, Sovereign was able to reduce its deferred tax valuation allowance by $1.3 billion during the three-months ended September 30, 2009. Sovereign continues to maintain a valuation allowance of $357.9 million related to deferred tax assets that will not be realized based on the current earnings projections as discussed above. The future realizability of our deferred taxes will be dependent on the earnings generated by Sovereign Bancorp and its subsidiaries, primarily SCUSA and Sovereign Bank. The actual earnings generated by these entities in the future could impact the realizability (either negatively or positively) of our deferred tax assets in future periods.
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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. Sovereign reviews its tax balances quarterly and as new information becomes available, the balances are adjusted, as appropriate. The Company is subject to ongoing tax examinations and assessments in various jurisdictions. In late 2008, the Internal Revenue Service (the “IRS”) completed its examination of the Company’s federal income tax returns for the years 2002 through 2005. Included in this examination cycle are two separate financing transactions with an international bank totaling $1.2 billion. As a result of these transactions, Sovereign was subject to foreign taxes of $154.0 million during the years 2003 through 2005 and claimed a corresponding foreign tax credit for foreign taxes paid during those years. In 2006 and 2007, Sovereign was subject to an additional $87.6 million and $22.5 million, respectively, of foreign taxes related to these financing transactions and claimed a corresponding foreign tax credit. The IRS issued a notification of adjustment disallowing the foreign tax credits taken in 2003-2005 in the amount of $154.0 million related to these transactions; disallowing deductions for issuance costs and interest expense related to the transaction which would result in an additional tax liability of $24.9 million and assessed interest and potential penalties, the combined amount of which totaled approximately $71.0 million. Sovereign has paid the additional tax due resulting from the IRS’ adjustments, as well as the assessed interest and penalties and has filed a lawsuit seeking the refund of those amounts in Federal District Court. In addition, the IRS has commenced its audit for the years 2006 and 2007. We expect that in the future the IRS will propose to disallow the foreign tax credits and deductions taken in 2006 and 2007 of $87.6 million and $22.5 million, respectively; disallow deductions for issuance costs and interest expense which would result in an additional tax liability of $37.1 million; and to assess interest and penalties. Sovereign continues to believe that it is entitled to claim these foreign tax credits taken with respect to the transactions and also continues to believe it is entitled to tax deductions for the related issuance costs and interest deductions. Sovereign also believes that its recorded tax reserves for its position of $57.7 million adequately provides for any potential exposure to the IRS related to these items. However, as the Company continues to go through the litigation process, we will continue to evaluate the appropriate tax reserve levels for this position and any changes made to the tax reserves may materially affect Sovereign’s income tax provision, net income and regulatory capital in future periods.
Line of Business Results
SCUSA continues to be managed as a separate business unit with its own systems and processes. For segment reporting purposes, SCUSA has been reflected as a stand-alone business segment.
With the exception of our SCUSA segment, Sovereign’s segment results are derived from the Company’s business unit profitability reporting system by specifically attributing managed balance sheet assets, deposits and other liabilities and their related interest income or expense to each of our segments. Funds transfer pricing methodologies are utilized to allocate a cost for funds used or a credit for funds provided to business line deposits, loans and selected other assets using a matched funding concept. The provision for credit losses recorded by each segment is based on the net charge-offs of each line of business and the difference between the provision for credit losses recognized by the Company on a consolidated basis and the provision recorded by the business line at the time of charge-off is allocated to each business line based on the risk profile of their loan portfolio. Other income and expenses directly managed by each business line, including fees, service charges, salaries and benefits, and other direct expenses as well as certain allocated corporate expenses are accounted for within each segment’s financial results. Where practical, the results are adjusted to present consistent methodologies for the segments. Accounting policies for the lines of business are the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business. In connection with the acquisition of Sovereign by Santander in the first quarter of 2009, certain changes to our executive management team were announced. These events impacted how our executive management team measured and assessed our business performance.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
As a result of these changes, we now have five reportable segments. The Company’s segments are focused principally around the customers Sovereign serves. The Retail Banking Division is primarily comprised of our branch locations and our residential mortgage business. Our branches offer a wide range of products and services to customers and each attracts deposits by offering a variety of deposit instruments including demand and NOW accounts, money market and savings accounts, certificates of deposits and retirement savings plans. Our branches also offer certain consumer loans such as home equity loans and other consumer loan products. It also provides business banking loans and small business loans to individuals. Finally our residential mortgage business reports into our head of Retail Banking. Our specialized business segment is primarily comprised of leases to commercial customers, our New York multi-family and national commercial real estate lending group, our automobile dealer floor plan lending group and our indirect automobile lending group. The Middle Market segment provides the majority of Sovereign’s commercial lending platforms such as commercial real estate loans and commercial industrial loans and also contains the Company’s related commercial deposits. SCUSA is a specialized consumer finance company engaged in the purchase, securitization and servicing of retail installment contracts originated by automobile dealers. A significant portion of SCUSA’s loan portfolio is generated from the state of Texas. The Other segment includes earnings from the investment portfolio (excluding any investments purchased by SCUSA), interest expense on Sovereign’s borrowings and other debt obligations (excluding any borrowings held by SCUSA), amortization of intangible assets and certain unallocated corporate income and expenses.
The Retail Banking segment net interest income decreased $91.8 million and $222.4 million to $157.2 million and $428.7 million for the three-month and nine-month periods ended September 30, 2009 compared to the corresponding periods in the preceding year. The decrease in net interest income was due to margin compression on a matched funded basis due to the recent Federal Reserve interest rate cuts which have reduced the spreads that our Retail Banking Division receives on their deposits. The average balance of loans was $21.7 billion for the nine months ended September 30, 2009 compared to an average balance of $23.1 billion for the corresponding period in the preceding year and the net spread on the loan portfolio for the nine month period ended September 30, 2009 was 1.65% compared to 1.52% for the corresponding period in the prior year. The average balance of deposits was $38.7 billion for the nine months ended September 30, 2009, compared to $37.1 billion for the same period a year ago. The net spreads on our retail deposit portfolio were 0.60% for the nine-month period ended September 30, 2009 compared to 1.46% for the corresponding period in the prior year. In addition to the Federal Reserve rate cuts which negatively impacted deposit spreads, Sovereign originated a high level of promotional money market and time deposit balances in late September and early October prior to being acquired by Santander. These deposits helped stabilize our liquidity levels but were at above market rate costs and as a result have hurt the Retail Banking segments deposit spreads. Sovereign intends to reprice these deposits to market based terms when the promotional periods expire which should improve deposit spreads in future periods. The provision for credit losses (decreased)/increased $(16.1) million and $133.8 million for the three months and nine months ended September 30, 2009, and is driven by increased allowance allocations for the division’s loan portfolio. Provision levels have been at elevated levels since the third quarter of 2008 and will continue to be negatively impacted by weak economic conditions and high levels of unemployment. General and administrative expenses totaled $242.3 million and $770.7 million for the three months and nine months ended September 30, 2009, compared to $307.1 million and $899.4 million for the three months and nine months ended September 30, 2008. The decrease in general and administrative expenses is due to tighter cost controls and a lower headcount within our retail banking division.
The Specialized Business segment net interest income decreased $9.3 million and $3.4 million to $78.0 million and $252.0 million for the three-month and nine-month periods ended September 30, 2009 compared to the corresponding periods in the preceding year. The net spread on a match funded basis for this segment was 1.82% for the first nine months of 2009 compared to 1.85% for the same period in the prior year. The average balance of loans for the nine-month period ended September 30, 2009 was $18.2 billion compared with $20.7 billion for the corresponding period in the prior year. Fees and other income were $(55.1) million and $(92.6) million for the three-month and nine-month periods ended September 30, 2009 compared to $13.6 million and $79.8 million for the corresponding periods in the prior year. The current year results included a charge of $140.0 million to increase our recourse reserves associated with the sales of multi-family loans to Fannie Mae. The provision for credit losses (decreased)/increased $(47.4) million and $120.7 million to $103.7 million and $418.4 million at September 30, 2009 due to a higher level of allowances on our multi-family loan portfolio. Charge-offs on this portfolio increased to $13.4 million during the first nine months of 2009 compared to $5.3 million during the first nine months of 2008. General and administrative expenses totaled $23.5 million and $73.8 million for the three months and nine months ended September 30, 2009, compared to $29.7 million and $84.3 million for the three months and nine months ended September 30, 2008. The reason for the decline is due to lower headcount levels due to staff reductions.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Middle Market segment net interest income decreased $24.1 million and $68.7 million to $83.0 million and $242.0 million for the three-month and nine-month periods ended September 30, 2009 compared to the corresponding periods in the preceding year due to a decrease in our commercial loan portfolios from reduced demand for these loan products due to the current economic environment. The net spread on a match funded basis for this segment was 1.77% for the first nine months of 2009 compared to 2.06% for the same period in the prior year. The average balance of loans for the nine months ended September 30, 2009 was $13.5 billion compared with $14.0 billion for the corresponding period in the prior year. The provision for credit losses (decreased)/increased $(29.3) million and $127.7 million to $57.7 million and $273.5 million for the three months and nine months ended September 30, 2009 due to higher reserve allocations on certain segments within our commercial loan portfolio, particularly those related to the residential real estate industry. Provision levels have been at elevated levels since the third quarter of 2008 due to the weak economic environment. Future provision levels will continue to be significantly impacted by economic conditions. General and administrative expenses (including allocated corporate and direct support costs) were $20.4 million and $72.9 million for the three months and nine months ended September 30, 2009 compared with $32.6 million and $101.2 million for the corresponding periods in the prior year. The reason for the decline is due to tighter expense management controls and lower headcount levels due to staff reductions.
The SCUSA segment net interest income was $310.1 million and $986.2 billion for the three-month and nine-month periods ended September 30, 2009. The average balance of loans for the nine months ended September 30, 2009 was $6.5 billion. Average borrowings for the nine-month period ended September 30, 2009 were $5.9 billion with an average cost of 3.60%. Fees and other income were $7.4 million and $21.1 million for the three-month and nine-month periods ended September 30, 2009. The provision for credit losses was $165.0 million and $573.3 million for the three months and nine months ended September 30, 2009. General and administrative expenses were $73.8 million and $195.7 million for the three months and nine months ended September 30, 2009. SCUSA continues to remain profitable due to aggressive pricing on its loan portfolio, favorable financing costs and adequate sources of liquidity which in a large part is attributable to its relationship with Santander. Additionally, SCUSA’s successful servicing and collection practices have enabled them to maximize cash collections on their portfolio. Future profitability levels will depend on controlling credit losses and continuing to be able to effectively price its portfolio. SCUSA’s business has also been favorably impacted by the fact that certain competitors have exited the subprime auto market.
The net loss before income taxes for Other increased $1.1 billion and $427.9 million to a net loss of $(59.5) million and $(500.4) million for the three months and nine months ended September 30, 2009 compared to the corresponding periods in the preceding year. Results for the nine months ended September 30, 2009 included charges of $30.6 million and $134.2 million related to the OTTI charges on FNMA and FHLMC preferred stock and the non-agency mortgage backed securities portfolio, respectively. Results for the three months and nine months ended September 30, 2009 also included charges of $46.2 million and $350.1 million related to certain restructuring and merger charges, respectively. Results for the three and nine months ended September 30, 2008 included charges of $575 million and $602 million related to the other-than-temporary impairment charge on FNMA and FHLMC preferred stock and the loss on the sale of our CDO portfolio, respectively. Net interest income/(expense) decreased $17.8 million and $192.0 million to $24.6 million and $54.9 million for the three months and nine months ended September 30, 2009 compared to the corresponding periods in the preceding year due primarily to investment yields decreasing 293 basis points for the nine-month period ended September 30, 2009. Average borrowings for the nine-month period ended September 30, 2009 and 2008 were $23.6 billion and $23.1 billion, respectively, with an average cost in both periods of 4.81%. Average investments for the nine-month period ended September 30, 2009 and 2008 was $13.7 billion and $12.1 billion respectively, at an average yield of 3.04% and 5.97%.
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
A discussion of the impact of new accounting standards issued by the FASB and other standard setters are included in Note 16 to the consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FINANCIAL CONDITION
Loan Portfolio
At September 30, 2009, commercial loans totaled $25.5 billion representing 44.4% of Sovereign’s loan portfolio, compared to $27.3 billion, or 48.8% of the loan portfolio, at December 31, 2008 and $27.6 billion, or 48.4% of the loan portfolio, at September 30, 2008. At September 30, 2009 and December 31, 2008, only 7% and 8%, respectively, of our total commercial portfolio was unsecured. The decrease in commercial loans since December 31, 2008 has been driven by reduced demand for these loan products during the current recessionary environment. Sovereign is focused on limiting its balance sheet growth given the difficult economic and credit conditions.
At September 30, 2009, multi-family loans totaled $4.5 billion representing 7.8% of Sovereign’s loan portfolio, compared to $4.5 billion, or 8.1% of the loan portfolio, at December 31, 2008 and $4.9 billion or 8.6% of the loan portfolio at September 30, 2008.
The consumer loan portfolio secured by real estate (consisting of home equity loans and lines of credit of $7.1 billion and residential loans of $10.3 billion) totaled $17.5 billion at September 30, 2009, representing 30.4% of Sovereign’s loan portfolio, compared to $18.3 billion, or 32.8%, of the loan portfolio at December 31, 2008 and $18.2 billion or 32.0% of the loan portfolio at September 30, 2008.
The consumer loan portfolio not secured by real estate (consisting of automobile loans of $9.8 billion and other consumer loans of $268.6 million) totaled $10.0 billion at September 30, 2009, representing 17.4% of Sovereign’s loan portfolio, compared to $5.8 billion, or 10.3%, of the loan portfolio at December 31, 2008 and $6.3 billion or 11.0% of the loan portfolio at September 30, 2008. Auto loans as a percentage of our total loan portfolio have increased due to the decision by our parent company to contribute SCUSA into Sovereign during the third quarter of 2009. See Note 2 for further discussion.
Non-Performing Assets
At September 30, 2009, Sovereign’s non-performing assets increased by $2.0 billion to $3.0 billion compared to $985.4 million at December 31, 2008. This increase is primarily related to residential mortgages, commercial real estate loans, multi-family loans and commercial and industrial loans. Non-performing assets as a percentage of total loans, real estate owned and repossessed assets increased to 5.13% at September 30, 2009 from 1.77% at December 31, 2008. In response to these increases, Sovereign increased its allowance for credit losses on our loan portfolio to $2.1 billion or 3.62% of total loans at September 30, 2009 from $1.2 billion or 2.09% at December 31, 2008. Sovereign generally places all commercial and residential loans on non-performing status at 90 days delinquent or sooner, if management believes the loan has become impaired (unless return to current status is expected imminently). For auto loans, the accrual of interest is discontinued and reversed once an account becomes past due 60 days or more. Auto loans are charged off when an account becomes 121 days delinquent if the company has not repossessed the related vehicle. The Company charges off accounts in repossession when the automobile is repossessed and legally available for disposition. All other consumer loans continue to accrue interest until they are 120 days delinquent, at which point they are either charged-off or placed on non-accrual status and anticipated losses are reserved for. At 180 days delinquent, anticipated losses on residential real estate loans are fully reserved for or charged off.
Sovereign has been building its reserve levels over the past several quarters due to the deepening U.S. recession which has negatively impacted the credit quality of our loan portfolio. Our allowance for credit losses as a percentage of total loans has now increased to 3.62% at September 30, 2009 compared to 2.09% at December 31, 2008 and 1.78% at September 30, 2008. Although non-performing assets have increased significantly during this time period, we have seen a stabilization in our early stage delinquencies. Excluding loans that are classified as non-accrual, our loans past due have declined from $1.4 billion at year end to $1.1 billion at September 30, 2009. Although we expect that our non-performing loan levels will continue to increase in future periods, the Company has considered this fact in the calculation of the allowance for loan loss at September 30, 2009. If the recent trends experienced in our early stage delinquency levels do not continue however, this may lead to higher than anticipated levels of non-performing assets and have a significant impact on future reserves for credit losses.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table presents the composition of non-performing assets at the dates indicated:

	September 30,	December 31,
	2009	2008
Non-accrual loans:
Consumer:
Residential mortgages	$539,723	$233,176
Home equity loans and lines of credit	98,855	69,247
Auto loans and other consumer loans	454,206	3,777

Total consumer loans	1,092,784	306,200
Commercial	655,470	244,847
Commercial real estate	724,081	319,565
Multi-family	338,455	42,795

Total non-accrual loans	2,810,790	913,407
Restructured loans	46,238	268

Total non-performing loans	2,857,028	913,675

Other real estate owned	51,477	49,900
Other repossessed assets	48,631	21,836

Total other real estate owned and other repossessed assets	100,108	71,736

Total non-performing assets	$2,957,136	$985,411

Past due 90 days or more as to interest or principal and accruing interest	$75,766	$123,301
Annualized net loan charge-offs to average loans	2.40%	.83%
Non-performing assets as a percentage of total assets	3.65%	1.28%
Non-performing loans as a percentage of total loans	4.97%	1.64%
Non-performing assets as a percentage of total loans, real estate owned and repossessed assets	5.13%	1.77%
Allowance for credit losses as a percentage of total non-performing assets (1)	70.4%	118.5%
Allowance for credit losses as a percentage of total non-performing loans (1)	72.9%	127.8%

(1)	Allowance for credit losses is comprised of the allowance for loan losses and the reserve for unfunded commitments, which is included in other liabilities.
Loans ninety (90) days or more past due and still accruing interest decreased by $47.5 million from December 31, 2008 to September 30, 2009, as more loans were moved to non-accrual status since December 31, 2008. Potential problem loans (commercial loans delinquent more than 30 days but less than 90 days, although not currently classified as non-performing loans) amounted to approximately $424.4 million and $557.8 million at September 30, 2009 and December 31, 2008, respectively. This increase has been factored into our allowance for loan losses for our commercial loan portfolio.
During 2009, Sovereign has restructured $45.9 million residential real estate loans whose terms have been modified due to financial difficulties of the borrower. These loans are troubled debt restructurings (“TDR’s”). All TDR’s are placed in non-accruing status until the customer demonstrates a sustained period of performance with the restructured terms of the loan agreement. For amortizing restructured loans, once the customer makes six consecutive monthly payments, the loan is returned to accrual status. The increase in restructured loans since year-end is due to the implementation of residential mortgage assistance programs to keep borrowers in their primary residences.
Deferrals
In accordance with our policies and guidelines, SCUSA at times, offers payment deferrals to consumers, whereby the consumer is allowed to bring delinquent accounts current by paying a fee. Our policies and guidelines limit the number and frequency of deferments that may be granted. Additionally, we generally limit the granting of deferments on new accounts until a requisite number of payments have been received.
An account for which all delinquent payments are cleared through a deferment transaction, which may include installment payments, is classified as current at the time the deferment is granted and therefore is not included as a delinquent account. Thereafter, such account is aged based on the timely payment of future installments in the same manner as any other account.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is a summary of total deferrals that have been done on Sovereign’s auto portfolio.

September 30, 2009

Never deferred	$7,711,208
Deferred:
1-2 times	1,743,813
3-4 times	317,048
Greater than 4 times	2,137

Total deferred	2,062,998

Total	$9,774,206

We evaluate the results of our deferment strategies based upon the amount of cash installments that are collected on accounts after they have been deferred versus the extent to which the collateral underlying the deferred accounts has depreciated over the same period of time. Based on this evaluation, we believe that payment deferrals granted according to our policies and guidelines are an effective portfolio management technique and result in higher ultimate cash collections from the portfolio.
Changes in deferment levels do not have a direct impact on the ultimate amount of finance receivables charged off by us. However, the timing of a charge-off may be affected if the previously deferred account ultimately results in a charge-off. To the extent that deferrals impact the ultimate timing of when an account is charged off, historical charge-off ratios and loss confirmation periods used in the determination of the adequacy of our allowance for loan losses are also impacted. Increased use of deferrals may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the loan portfolio and therefore increase the allowance for loan losses and related provision for loan losses. Changes in these ratios and periods are considered in determining the appropriate level of allowance for loan losses and related provision for loan losses.
Allowance for Credit Losses
The following table presents the allocation of the allowance for loan losses and the percentage of each loan type to total loans at the dates indicated:

	September 30, 2009		December 31, 2008
		% of		% of
		Loans to		Loans to
		Total		Total
	Amount	Loans	Amount	Loans
Allocated allowance:
Commercial loans	$1,013,191	52%	$752,835	57%
Consumer loans secured by real estate	301,343	30	193,430	33
Consumer loans not secured by real estate	562,001	18	149,099	10
Unallocated allowance	7,817	n/a	7,389	n/a

Total allowance for loan losses	$1,884,352	100%	$1,102,753	100%
Reserve for unfunded lending commitments	197,660		65,162

Total allowance for credit losses	$2,082,012		$1,167,915

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
Management regularly monitors the condition of borrowers and assesses both internal and external factors in determining whether any relationships have deteriorated considering factors such as historical loss experience, trends in delinquency and nonperforming loans, changes in risk composition and underwriting standards, experience and ability of staff and regional and national economic conditions and trends.
For our commercial loan portfolios, we have specialized credit officers and workout units that identify and manage potential problem loans. Changes in management factors, financial and operating performance, company behavior, industry factors and external events and circumstances are evaluated on an ongoing basis to determine whether potential impairment is evident and additional analysis is needed. For our commercial loan portfolios, risk ratings are assigned to each individual loan to differentiate risk within the portfolio and are reviewed on an ongoing basis by credit risk management and revised, if needed, to reflect the borrowers’ current risk profiles and the related collateral positions. The risk ratings consider factors such as financial condition, debt capacity and coverage ratios, market presence and quality of management. Generally, credit officers reassess a borrower’s risk rating on a quarterly basis. Sovereign’s Internal Asset Review group regularly performs loan reviews and assesses the appropriateness of assigned risk ratings. When a credit’s risk rating is downgraded to a certain level, the relationship must be reviewed and detailed reports completed that document risk management strategies for the credit going forward, and the appropriate accounting actions to take in accordance with Generally Accepted Accounting Principles in the United States (US GAAP). When credits are downgraded beyond a certain level, Sovereign’s workout department becomes responsible for managing the credit risk.
Risk rating actions are generally reviewed formally by one or more Credit Committees depending on the size of the loan and the type of risk rating action being taken.
Our consumer loans are monitored for credit risk and deterioration with statistical tools considering factors such as delinquency, loan to value, and credit scores. We evaluate our consumer portfolios throughout their life cycle on a portfolio basis.
When problem loans are identified that are secured with collateral, management examines the loan files to evaluate the nature and type of collateral supporting the loans. Management documents the collateral type, date of the most recent valuation, and whether any liens exist, to determine the value to compare against the committed loan amount.
If a loan is identified as impaired and is collateral dependent, an initial appraisal is obtained to provide a baseline in determining the property’s fair market value. The frequency of appraisals depends on the type of collateral being appraised. If the collateral value is subject to significant volatility (due to location of asset, obsolescence, etc.) an appraisal is obtained more frequently. At a minimum, in-house revaluations are performed on at least a quarterly basis and updated appraisals are obtained within a 12 month period, if the loan remains outstanding for that period of time.
When we determine that the value of an impaired loan is less than its carrying amount, we recognize impairment through a provision estimate or a charge-off to the allowance. We perform these assessments on at least a quarterly basis. For commercial loans, a charge-off is recorded when management determines we will not collect 100% of a loan based on the fair value of the collateral, less costs to sell the property, or the net present value of expected future cash flows. Charge-offs are recorded on a monthly basis and partial charged-off loans continue to be evaluated on a monthly basis and additional charge-offs or loan loss provisions may be taken on the remaining loan balance utilizing the same criteria.
Consumer loans and any portion of a consumer loan secured by real estate and mortgage loans not adequately secured are generally charged-off when deemed to be uncollectible or delinquent 180 days or more (120 days for closed-end consumer loans not secured by real estate), whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment include; a loan that is secured by adequate collateral and is in the process of collection; a loan supported by a valid guarantee or insurance; or a loan supported by a valid claim against a solvent estate.
As of September 30, 2009, approximately 16% and 12% of our residential mortgage loan portfolio and home equity loan portfolio had loan-to-value ratios above 100%. No loans were originated with LTVs in excess of 100%.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
For both residential and home equity loans, loss severity assumptions are incorporated into the loan loss reserve models to estimate loan balances that will ultimately charge-off. These assumptions are based on recent loss experience for six loan-to-value bands within the portfolios. Current loan-to-value ratios are updated based on movements in the state level Federal Housing Finance Agency House Pricing Indexes.
For nonperforming loans, current loan-to-value ratios are generated by obtaining broker price opinions which are refreshed every six months. Values obtained are used to estimate ultimate losses.
For Home Equity Lines of Credit (HELOC), if the value of the property decreases by greater than 50% of the homes equity from the time the HELOC was issued, the bank will close the line of credit to mitigate the risk of further devaluation in the collateral.
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
Commercial Portfolio. The portion of the allowance for loan losses related to the commercial portfolio has increased from $752.8 million at December 31, 2008 (2.37% of commercial loans) to $1.0 billion at September 30, 2009 (3.38% of commercial loans). This is a result of an increase in non-performing assets and other criticized assets at September 30, 2009. A large portion of this increase was related to our multi-family loans and small business lending loans and higher allowances were assigned to these loan categories.
Consumer Secured by Real Estate Portfolio. The allowance for the consumer loans secured by real estate portfolio increased to $301.3 million at September 30, 2009 from $193.4 million at December 31, 2008. The increase is primarily due to continued weaknesses in residential real estate prices. Non-performing assets and past due loans for our residential portfolios, particularly in our $2.3 billion Alt-A portfolio, continue to increase. Additionally, our in market home equity portfolio losses have been steadily increasing. As a result of this trend, Sovereign provided additional reserves to this portfolio during the first quarter of 2009. As a result of these increased reserves, the percentage of consumer loans secured by real estate allowance to the loans was 1.73% at September 30, 2009 compared with 1.06% at December 31, 2008. We expect that the difficult housing environment as well as general economic conditions will continue to impact our residential and home equity portfolios which may result in higher loss levels. In response, during the first nine months of 2009, we increased the reserve for consumer loans secured by real estate by $107.9 million.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Sovereign entered into a credit default swap in 2006 on a portion of its residential real estate loan portfolio through a synthetic securitization structure. Under the terms of the credit default swap, Sovereign is responsible for the first $2.2 million of losses on the remaining loans in the structure which totaled $2.5 billion at September 30, 2009. Sovereign is reimbursed for the next $52.0 million of losses under the terms of the credit default swap. Losses above $54.2 million are borne by Sovereign. This credit default swap term is equal to the term of the loan portfolio.
Consumer Not Secured by Real Estate Portfolio. The allowance for the consumer not secured by real estate portfolio increased from $149.1 million at December 31, 2008 to $562.0 million at September 30, 2009 primarily due to the contribution of SCUSA as well as higher reserve allocations for this portfolio due to continued deterioration in the portfolio. The allowance as a percentage of consumer loans not secured by real estate was 5.60% at September 30, 2009 and 2.65% at December 31, 2008.
Unallocated Allowance. The unallocated allowance for loan losses was $7.8 million at September 30, 2009 and $7.4 million at December 31, 2008. Management continuously evaluates its allowance methodology; however the unallocated allowance is subject to changes each reporting period due to a level of imprecision in management’s estimation process.
Reserve for unfunded lending commitments. The reserve for unfunded lending commitments has increased from $65.2 million at December 31, 2008 to $197.7 million at September 30, 2009 due to credit downgrades on our commercial letters and line of credit portfolios.
Investment Securities
Investment securities consist primarily of mortgage-backed securities, tax-free municipal securities, U.S. Treasury and government agency securities, corporate debt securities and stock in the Federal Home Loan Bank of Pittsburgh (“FHLB”). Mortgage-backed securities consist of pass-throughs and collateralized mortgage obligations issued by federal agencies or private label issuers. Sovereign’s mortgage-backed securities are generally either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by Standard and Poor’s and Moody’s at the date of issuance. Sovereign purchases classes which are senior positions backed by subordinate classes. The subordinate classes absorb the losses and must be completely eliminated before any losses flow through the senior positions. The average life of the available-for-sale investment portfolio at September 30, 2009 was 3.77 years compared to 4.62 years at December 31, 2008.
Total investment securities available-for-sale was $13.0 billion at September 30, 2009 and $9.3 billion at December 31, 2008. For additional information with respect to Sovereign’s investment securities, see Note 4 in the Notes to Consolidated Financial Statements.
Sovereign recorded an OTTI charge of $30.6 million and $97.4 million on certain non-agency mortgage backed securities for the three-month and nine-month period ended September 30, 2009. During the three-month period ended September 30, 2009, Sovereign decided to sell its entire FNMA/FHLMC preferred stock portfolio and recorded a gain of $20.3 million.
Other investments, which consists of FHLB stock and repurchase agreements, remained constant at $0.7 billion at September 30, 2009 and December 31, 2008.
Goodwill and Other Intangible Assets
Goodwill was $4.1 billion and $3.4 billion at September 30, 2009 and December 31, 2008. The reason for the increase was due to the contribution of SCUSA into Sovereign. Other intangibles decreased by $7.1 million at September 30, 2009 compared to December 31, 2008 due to year-to-date amortization expense of $58.0 million, partially offset by the addition of intangible assets of $50.9 million related to SCUSA.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Goodwill and other indefinite lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing. This testing is required annually, or more frequently if events or circumstances indicate there may be impairment. Impairment testing is performed at the reporting unit level, and not on an individual acquisition basis and is a two-step process. The first step is to compare the fair value of the reporting unit to its carrying value (including its allocated goodwill). If the fair value of the reporting unit is in excess of its carrying value then no impairment charge is recorded. If the carrying value of a reporting unit is in excess of its fair value then a second step needs to be performed. The second step entails calculating the implied fair value of goodwill as if a reporting unit is purchased at its step 1 fair value. This is determined in the same manner as goodwill in a business combination. If the implied fair value of goodwill is in excess of the reporting units allocated goodwill amount then no impairment charge is required. We evaluated our goodwill at March 31, 2009 and determined that it was not impaired. No impairment indicators have been noted since March 31, 2009 and as such, no impairment test has been performed since then. The Company will perform its annual goodwill impairment test at December 31, 2009.
The estimated aggregate amortization expense related to core deposit and other intangibles for each of the five succeeding calendar years ending December 31 is:

	Calendar		Remaining
	Year	Recorded	Amount
Year	Amount	To Date	To Record
2009	$72,781	$56,050	$16,731
2010	58,057	—	58,057
2011	46,403	—	46,403
2012	34,548	—	34,548
2013	24,953	—	24,953
Deposits and Other Customer Accounts
Sovereign attracts deposits within its primary market area with an offering of deposit instruments including demand accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Total deposits and other customer accounts at September 30, 2009 were $46.2 billion compared to $48.4 billion at December 31, 2008.
Borrowings and Other Debt Obligations
Sovereign utilizes borrowings and other debt obligations as a source of funds for its asset growth and its asset/liability management. Collateralized advances are available from the FHLB provided certain standards related to creditworthiness have been met. Funding is also available from the Federal Reserve discount window through the pledging of certain assets. Sovereign also utilizes reverse repurchase agreements, which are short-term obligations collateralized by securities fully guaranteed as to principal and interest by the U.S. Government or an agency thereof, and federal funds lines with other financial institutions. The Company, through its SCUSA subsidiary, has warehouse lines of credit agreements with Santander, our Parent, as well as other financial institutions. SCUSA also securitizes some of its retail automotive installment contracts which are structured as secured financings. These transactions are paid using the cash flows from the underlying retail automotive installment contracts which serve as collateral. Total borrowings at September 30, 2009 and December 31, 2008 were $23.2 billion and $21.0 billion, respectively. The reason for this decline is due to our decision to terminate $1.4 billion of higher cost FHLB advances as well the reduction in the size of our auto and commercial and industrial loan portfolios as proceeds were utilized to pay down FHLB advances. Note 7 for further discussion and details on our borrowings and other debt obligations.
Off Balance Sheet Arrangements
Securitization transactions contribute to Sovereign’s overall funding and regulatory capital management. These transactions involve periodic transfers of loans or other financial assets to special purpose entities (“SPEs”). The SPEs are either consolidated in or excluded from Sovereign’s consolidated financial statements depending on whether the transactions qualify as a sale of assets.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
In certain transactions, Sovereign has transferred assets to SPEs qualifying for non-consolidation (“QSPE”) and has accounted for the transaction as a sale. Sovereign also has interests that continue to be held in the QSPEs. Off-balance sheet QSPEs had $1.0 billion of assets that Sovereign sold to the QSPEs which are not included in Sovereign’s Consolidated Balance Sheet at September 30, 2009. Sovereign’s interests that continue to be held and servicing assets in such QSPEs was $1.9 million at September 30, 2009 and this amount represents Sovereign’s maximum exposure to credit losses related to these unconsolidated securitizations. Sovereign does not provide contractual legal recourse to third party investors that purchase debt or equity securities issued by the QSPEs beyond the credit enhancement inherent in Sovereign’s subordinated interests in the QSPEs. At September 30, 2009, there are no known events or uncertainties that would result in or are reasonably likely to result in the termination or material reduction in availability to Sovereign’s access to off-balance sheet markets.
Sovereign enters into partnerships, which are variable interest entities, with real estate developers for the construction and development of low-income housing. The partnerships are structured with the real estate developer as the general partner and Sovereign as the limited partner. Sovereign is not the primary beneficiary of these variable interest entities. The Company’s risk of loss is limited to its investment in the partnerships, which totaled $143.5 million at September 30, 2009 and any future cash obligations that Sovereign has committed to the partnerships. Future cash obligations related to these partnerships totaled $5.7 million at September 30, 2009. Sovereign investments in these partnerships are accounted for under the equity method.
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
The FDICIA established five capital tiers: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution’s capital tier depends upon its capital levels in relation to various relevant capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized or adequately-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities. At September 30, 2009 and December 31, 2008, Sovereign Bank had met all quantitative thresholds necessary to be classified as well-capitalized under regulatory guidelines.
Federal banking laws, regulations and policies also limit Sovereign Bank’s ability to pay dividends and make other distributions to Sovereign Bancorp. Sovereign Bank is required to give prior notice to the OTS before paying any dividend. In addition, Sovereign Bank must obtain prior OTS approval to declare a dividend or make any other capital distribution if, after such dividend or distribution, Sovereign Bank’s total distributions to Sovereign within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years, or if Sovereign Bank is not adequately capitalized at the time. In addition, OTS prior approval would be required if Sovereign Bank’s examination or CRA ratings fall below certain levels or Sovereign Bank is notified by the OTS that it is a problem association or an association in troubled condition. The following schedule summarizes the actual capital balances of Sovereign Bank at September 30, 2009 and December 31, 2008:

	TIER 1	TIER 1	TOTAL
	LEVERAGE	RISK-BASED	RISK-BASED
	CAPITAL	CAPITAL	CAPITAL
REGULATORY CAPITAL	RATIO	RATIO	RATIO
Sovereign Bank at September 30, 2009:
Regulatory capital	$5,565,408	$5,475,212	$7,477,689
Minimum capital requirement (1)	1,378,912	2,371,533	4,743,066

Excess	$4,186,496	$3,103,679	$2,734,623

Sovereign Bank capital ratio	8.07%	9.23%	12.61%

Sovereign Bank at December 31, 2008:
Regulatory capital	$4,434,350	$4,166,510	$6,449,472
Minimum capital requirement (1)	2,979,778	2,528,501	5,057,002

Excess	$1,454,572	$1,638,009	$1,392,470

Sovereign Bank capital ratio	5.95%	6.59%	10.20%

(1)	Minimum capital requirement as defined by OTS Regulations.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Listed below are Tier 1 leverage ratios for Sovereign Bancorp.

TIER 1
LEVERAGE
CAPITAL
REGULATORY CAPITAL	RATIO
Capital ratio at September 30, 2009 (1)	7.66%
Capital ratio at December 31, 2008 (1)	5.73%

(1)	OTS capital regulations do not apply to savings and loan holding companies. These ratios are computed as if those regulations did apply to Sovereign Bancorp, Inc.
As discussed in Note 3 in the Notes to Consolidated Financial Statements, we determined that the Transaction resulted in Santander obtaining control of Sovereign as Santander acquired all the voting shares of Sovereign. If push down accounting had been applied to the separate stand-alone financial statements of Sovereign, the measurement amounts for assets and liabilities as of January 30, 2009 would have approximated the purchase price of approximately $1.9 billion, as compared to Sovereign’s equity as of December 31, 2008 of approximately $5.6 billion. Such adjustments to fair value, if recorded, would have the effect of significantly reducing our regulatory capital and would require a capital infusion in order to ensure Sovereign Bank would remain well-capitalized.
Sovereign’s capital ratios were positively impacted by previously mentioned $1.8 billion preferred stock issuance to Santander.
Liquidity and Capital Resources
Liquidity represents the ability of Sovereign to obtain cost effective funding to meet the needs of customers, as well as Sovereign’s financial obligations. Sovereign’s primary sources of liquidity include retail and commercial deposit gathering, FHLB borrowings, Federal Reserve borrowings, federal funds purchases, reverse repurchase agreements, borrowing facilities from our Parent Company and wholesale deposit purchases. Other sources of liquidity include asset securitizations, warehouse line of credit agreements with financial institutions, loan sales, and periodic cash flows from amortizing mortgage backed securities.
Factors which impact the liquidity position of Sovereign Bank include loan origination volumes, loan prepayment rates, maturity structure of existing loans, core deposit growth levels, CD maturity structure and retention, Sovereign’s credit ratings, general market conditions, investment portfolio cash flows and maturity structure of wholesale funding, etc. These risks are monitored and centrally managed. This process includes reviewing all available wholesale liquidity sources. As of September 30, 2009, Sovereign had $21.5 billion in available overnight liquidity in the form of unused federal funds purchased lines, unused FHLB borrowing capacity and unencumbered investments to be pledged as collateral for additional borrowings. Sovereign also forecasts future liquidity needs and develops strategies to ensure that adequate liquidity is available at all times.
The Company has increased its liquidity position, and, as of September 30, 2009, we had over $23.9 billion in committed liquidity from the FHLB and the Federal Reserve Bank. The Company also has cash deposits at September 30, 2009 of $1.6 billion compared with $3.8 billion at year end. We believe that this provides adequate liquidity to fund our operations.
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
Sovereign’s investment portfolio contains certain non-agency mortgage backed securities which are not actively traded. In certain instances, Sovereign is the sole investor of the issued security. Sovereign evaluates prices from a third party pricing service, third party broker quotes for certain securities and from another independent third party valuation source to determine their estimated fair value. Our fair value estimates assume liquidation in an orderly market and not under distressed circumstances. If Sovereign was required to sell these securities in an unorderly fashion, actual proceeds received could potentially be significantly less than their estimated fair values.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Net cash provided by operating activities was $1.0 billion for 2009. Net cash provided by investing activities for 2009 was $1.3 billion and primarily due to a net decrease in loans of $4.8 billion, maturities and repayments of investments of $6.5 billion, and proceeds from the sale of investments of $2.7 billion, offset by purchases of investments of $12.3 billion and purchases of loans of $2.1 billion. Net cash used by financing activities for 2009 was $4.5 billion, which consisted of a $3.9 billion reduction in wholesale borrowings, $2.6 billion in the repayment of debt and a $2.2 billion reduction in deposits, offset by proceeds of $1.8 billion from the sale of preferred stock and proceeds from debt of $2.3 billion. See the Consolidated Statement of Cash Flows for further details on our sources and uses of cash.
Contractual Obligations and Commercial Commitments
Sovereign enters into contractual obligations in the normal course of business as a source of funds for its asset growth and its asset/liability management, to fund acquisitions, and to meet required capital needs. These obligations require Sovereign to make cash payments over time as detailed in the table below.

	Payments Due by Period
		Less than	Over 1 yr	Over 3 yrs	Over
	Total	1 year	to 3 yrs	to 5 yrs	5 yrs
FHLB advances (1)	$12,744,390	$6,457,266	$979,399	$803,875	$4,503,850
Fed Funds (1)	569,004	569,004	—	—	—
Other debt obligations (1)	10,523,368	4,010,662	1,999,908	3,689,351	823,447
Junior subordinated debentures due to Capital Trust entities (1) (2)	3,832,540	82,421	170,188	177,545	3,402,386
Certificates of deposit (1)	14,419,770	13,552,550	665,903	160,824	40,493
Investment partnership commitments (3)	5,663	5,544	26	26	67
Operating leases	834,647	104,060	190,389	155,790	384,408

Total contractual cash obligations	$42,929,382	$24,781,507	$4,005,813	$4,987,411	$9,154,651

(1)	Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at September 30, 2009. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Excludes unamortized premiums or discounts.

(3)	The commitments to fund investment partnerships represent future cash outlays for the construction and development of properties for low-income housing, and historic tax credit projects. The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership or operating agreement, and could change due to variances in the construction schedule, project revisions, or the cancellation of the project.
Excluded from the above table are deposits of $32.1 billion that are due on demand by customers. Additionally, $86.3 million of tax liabilities associated with unrecognized tax benefits under FIN 48 have been excluded due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations.
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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Amount of Commitment Expiration per Period:

	Total
Other Commercial	Amounts	Less than	Over 1 yr	Over 3 yrs
Commitments	Committed	1 year	to 3 yrs	to 5 yrs	Over 5 yrs
Commitments to extend credit	$15,177,778	$6,335,013	$3,096,299	$1,028,978	$4,717,488
Standby letters of credit	2,485,770	625,627	1,153,454	439,186	267,503
Loans sold with recourse	397,495	103,438	39,370	77,231	177,456
Forward buy commitments	587,658	556,404	31,254	—	—

Total commercial commitments	$18,648,701	$7,620,482	$4,320,377	$1,545,395	$5,162,447

Sovereign’s standby letters of credit meet the definition of a guarantee under the guarantees topic of the FASB Accounting Standards Codification. These transactions are conditional commitments issued by Sovereign to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 2.5 years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, Sovereign would be required to honor the commitment. Sovereign has various forms of collateral, such as real estate assets and customer business assets. The maximum undiscounted exposure related to these commitments at September 30, 2009 was $2.5 billion, and the approximate value of the underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $2.2 billion. The fees related to standby letters of credit are deferred and amortized over the life of the commitment. These fees are immaterial to Sovereign’s financial statements at September 30, 2009. We believe that the utilization rate of these standby letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.
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
The table below discloses the estimated sensitivity to Sovereign’s net interest income based on interest rate changes:

The following estimated percentage
If interest rates changed in parallel by the	increase/(decrease) to
amounts below at September 30, 2009	net interest income would result
Up 100 basis points	0.71%
Down 50 basis points	(1.19)%

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Management then looks at the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk and also highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to Sovereign’s MVE at September 30, 2009 and December 31, 2008:

	The following estimated percentage
	increase/(decrease) to MVE would result
If interest rates changed in parallel by	September 30, 2009	December 31, 2008
Base	$6,189,981	$6,735,655
Up 200 basis points	(7.80)%	(5.80)%
Up 100 basis points	(3.92)%	(2.51)%
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
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2009. Based on this evaluation, our principal executive officer and our principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2009 to ensure that information required to be disclosed by the Company in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
As discussed in this filing, during the third quarter of 2009, a decision was made by our Parent Company to contribute SCUSA into Sovereign Bancorp. None of SCUSA’s operating systems have been integrated at this time, nor are their any plans to do so.

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
No shares of the Company’s common stock were repurchased during the three-month period ended September 30, 2009.

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

SOVEREIGN BANCORP, INC. (Registrant)
Date: November 9, 2009	/s/ Gabriel Jaramillo
Gabriel Jaramillo
Chairman of the Board, Chief Executive Officer (Authorized Officer)

Date: November 9, 2009	/s/ Guillermo Sabater
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