Form 10-K
period 2009-12-31
Santander Holdings USA, Inc.
filed 2010-02-26
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,
for the fiscal year ended December 31, 2009,
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,
for the transition period from N/A to                     .
Commission File Number 001-16581
SANTANDER HOLDINGS USA, INC.
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
None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
No Common Stock of the Registrant was held by nonaffiliates of the Registrant at June 30, 2009. As of February 28, 2010, the Registrant had 511,107,043 shares of Common Stock outstanding.

Form 10-K Cross Reference Index

Forward-Looking Statements
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by or on behalf of Santander Holdings USA, Inc. (“SHUSA” or the “Company”). SHUSA may from time to time make forward-looking statements in SHUSA’s filings with the Securities and Exchange Commission (the “SEC” or the “Commission”) (including this Annual Report on Form 10-K and the Exhibits hereto), and in other communications by SHUSA, which are made in good faith by SHUSA, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Some of the statements made by SHUSA, including any statements preceded by, followed by or which include the words “may,” “could,” “should,” “pro forma,” “looking forward,” “will,” “would,” “believe,” “expect,” “hope,” “anticipate,” “estimate,” “intend,” “plan,” “strive,” “hopefully,” “try,” “assume” or similar expressions constitute forward-looking statements.
These forward-looking statements include statements with respect to SHUSA’s vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of SHUSA and are not historical facts. Although SHUSA believes that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors (some of which are beyond SHUSA’s control). Among the factors, which could cause SHUSA’s financial performance to differ materially from that expressed in the forward-looking statements are:
•	the strength of the United States economy in general and the strength of the regional and local economies in which SHUSA conducts operations, which may affect, among other things, the level of non-performing assets, charge-offs, and provision for credit losses;
•	the effects of, or policies determined by the Federal Deposit Insurance Corporation and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;
•	inflation, interest rate, market and monetary fluctuations, which may, among other things reduce interest margins, impact funding sources and affect the ability to originate and distribute financial products in the primary and secondary markets;
•	adverse movements and volatility in debt and equity capital markets;
•	adverse changes in the securities markets, including those related to the financial condition of significant issuers in our investment portfolio;
•	revenue enhancement initiatives may not be successful in the marketplace or may result in unintended costs;
•	changing market conditions may force us to alter the implementation or continuation of cost savings or revenue enhancement strategies;
•	SHUSA’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;
•	the willingness of customers to substitute competitors’ products and services and vice versa;
•	the ability of SHUSA and its third party vendors to convert and maintain SHUSA’s data processing and related systems on a timely and acceptable basis and within projected cost estimates;
•	the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, capital, liquidity, proper accounting treatment, securities and insurance, and the application thereof by regulatory bodies and the impact of changes in and interpretation of generally accepted accounting principles in the United States;
•	additional legislation and regulations or taxes, levies or other charges may be enacted or promulgated in the future, and we are unable to predict the form such legislation or regulation may take or to the degree which we need to modify our businesses or operations to comply with such legislation or regulation (for example, proposed legislation has been introduced in Congress that would amend the Bankruptcy Code to permit modifications of certain mortgages that are secured by a Chapter 13 debtor’s principal residence);
•	technological changes;
•	competitors of SHUSA may have greater financial resources and develop products and technology that enable those competitors to compete more successfully than SHUSA;
•	changes in consumer spending and savings habits;
•	acts of terrorism or domestic or foreign military conflicts; and acts of God, including natural disasters;
•	regulatory or judicial proceedings;
•	changes in asset quality;
•	the outcome of ongoing tax audits by federal, state and local income tax authorities may require additional taxes be paid by SHUSA as compared to what has been accrued or paid as of period end;
•	the integration of SHUSA into the existing businesses of Santander or the integration may be more difficult, time consuming or costly than expected;
•	the combined company may not realize, to the extent or at the time we expect, revenue synergies and cost savings from the transaction; and
•	deposit attrition, operating costs, customer losses and business disruptions following the acquisition of SHUSA by Santander, including difficulties in maintaining relationships with employees, could be greater than expected.
•	SHUSA’s success in managing the risks involved in the foregoing;
If one or more of the factors affecting SHUSA’s forward-looking information and statements proves incorrect, then its actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements. Therefore, SHUSA cautions you not to place undue reliance on any forward-looking information and statements. The effect of these factors is difficult to predict. Factors other than these also could adversely affect our results, and the reader should not consider these factors to be a complete set of all potential risks or uncertainties. New factors emerge from time to time and we cannot assess the impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward looking statement. Any forward looking statements only speak as of the date of this document and SHUSA undertakes no obligation to update any forward-looking information and statements, whether written or oral, to reflect any change. All forward-looking statements attributable to SHUSA are expressly qualified by these cautionary statements.

PART I
Item 1 — Business
General
SHUSA is the parent company of Sovereign Bank (“Sovereign Bank” or “the Bank”), a federally chartered savings bank. Sovereign Bank had approximately 700 community banking offices, over 2,400 ATMs and 10,596 team members as of December 31, 2009 with principal markets in the Northeastern United States. Sovereign Bank’s primary business consists of attracting deposits from its network of community banking offices, and originating small business and middle market commercial loans, multi-family loans, residential mortgage loans, home equity loans and lines of credit, and auto and other consumer loans in the communities served by those offices. We use our deposits, as well as other financing sources, to fund our loan and investment portfolios. We earn interest income on our loans and investments. In addition, we generate non-interest income from a number of sources including deposit and loan services, sales of loans and investment securities, capital markets products and bank-owned life insurance. Our principal non-interest expenses include employee compensation and benefits, occupancy and facility-related costs, technology and other administrative expenses. Our volumes, and accordingly our financial results, are affected by the economic environment, including interest rates, consumer and business confidence and spending, as well as the competitive conditions within our geographic footprint.
In July 2009, Santander contributed Santander Consumer USA, Inc (“SCUSA”), a majority owned subsidiary into SHUSA Bancorp. SCUSA is a specialized consumer finance company engaged in the purchase, securitization, and servicing of retail installment contracts originated by automobile dealers. SCUSA acquires retail installment contracts principally from manufacturer franchised dealers in connection with their sale of used and new automobiles and trucks primarily to nonprime customers with limited credit histories or past credit problems. SHUSA also purchases retail installment contracts from other companies.
SHUSA is a Virginia business corporation and its principal executive offices are located at 75 State Street, Boston, Massachusetts. Sovereign Bank is headquartered in Wyomissing, Pennsylvania, a suburb of Reading, Pennsylvania.
SHUSA was incorporated in 1987 as a holding company for Sovereign Bank. Sovereign Bank was created in 1984 under the name Penn Savings Bank, F.S.B. through the merger of two financial institutions with market areas primarily in Berks and Lancaster counties, Pennsylvania. Sovereign Bank assumed its current name on December 31, 1991. SHUSA has acquired 28 financial institutions, branch networks and/or related businesses since 1990. Eighteen of these acquisitions, with assets totaling approximately $52 billion, have been completed since 1995. The Company’s latest acquisition was Independence Community Bank Corp. (“Independence”) effective June 1, 2006 for $42 per share in cash, representing an aggregate transaction value of $3.6 billion. This acquisition was funded using the proceeds from a $2.4 billion equity offering to Banco Santander S.A. (“Santander”), net proceeds from issuances of perpetual preferred securities and cash on hand. The Company issued 88.7 million shares to Santander, in connection with the equity offering, which made Santander Sovereign’s largest shareholder at the time.
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
Subsidiaries
SHUSA had four direct consolidated wholly-owned subsidiaries at December 31, 2009: Sovereign Bank, SCUSA, Independence and Sovereign Delaware Investment Corporation (“SDIC”).
Employees
At December 31, 2009, SHUSA had 9,391 full-time and 1, 205 part-time employees. None of these employees are represented by a collective bargaining agreement, and SHUSA believes it enjoys good relations with its personnel.
Competition
Sovereign Bank is subject to substantial competition in attracting and retaining deposits and in lending funds. The primary factors in competing for deposits include the ability to offer attractive rates, the convenience of office locations, and the availability of alternate channels of distribution. Direct competition for deposits comes primarily from national and state banks, thrift institutions, and broker dealers. Competition for deposits also comes from money market mutual funds, corporate and government securities, and credit unions. The primary factors driving commercial and consumer competition for loans are interest rates, loan origination fees, service levels and the range of products and services offered. Competition for origination of loans normally comes from other thrift institutions, national and state banks, mortgage bankers, mortgage brokers, finance companies, and insurance companies.
Environmental Laws
Environmentally related hazards have become a source of high risk and potentially significant liability for financial institutions relative to their loans. Environmentally contaminated properties owned by an institution’s borrowers may result in a drastic reduction in the value of the collateral securing the institution’s loans to such borrowers, high environmental clean up costs to the borrower affecting its ability to repay the loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean up costs, and liability to the institution for clean up costs if it forecloses on the contaminated property or becomes involved in the management of the borrower. To minimize this risk, Sovereign Bank may require an environmental examination of, and report with respect to, the property of any borrower or prospective borrower if circumstances affecting the property indicate a potential for contamination, taking into consideration the potential loss to the institution in relation to the burdens to the borrower. Such examination must be performed by an engineering firm experienced in environmental risk studies and acceptable to the institution, and the costs of such examinations and reports are the responsibility of the borrower. These costs may be substantial and may deter a prospective borrower from entering into a loan transaction with Sovereign Bank. Sovereign Bank is not aware of any borrower who is currently subject to any environmental investigation or clean up proceeding that is likely to have a material adverse effect on the financial condition or results of operations of SHUSA.

Supervision and Regulation
General. Sovereign Bank is chartered as a federal savings bank, and is highly regulated by the OTS as to all its activities, and subject to extensive OTS examination, supervision, and reporting.
Sovereign Bank is required to file reports with the OTS describing its activities and financial condition and is periodically examined to test compliance with various regulatory requirements. The deposits of Sovereign Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”). Sovereign Bank is also subject to examination by the FDIC. Such examinations are conducted for the purpose of protecting depositors and the insurance fund and not for the purpose of protecting holders of equity or debt securities of SHUSA or Sovereign Bank. Sovereign Bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, Boston and New York, which are part of the twelve regional banks comprising the FHLB system. Sovereign Bank is also subject to regulation by the Board of Governors of the Federal Reserve System with respect to reserves maintained against deposits and certain other matters.
SHUSA is a non-bank subsidiary of a bank holding company for purposes of the Bank Holding Company Act of 1956, as amended. As such, SHUSA is prohibited from engaging in any activity, directly or through a subsidiary, that is not permissible for subsidiaries of bank holding companies. Generally, financial activities are permissible, while commercial and industrial activities are not.
Holding Company Regulation. Because SHUSA is a subsidiary of Santander, Santander may be required to obtain approval from the Federal Reserve if SHUSA were to acquire shares of any depository institution (bank or savings institution) or any holding company of a depository institution. In addition, Santander may have to provide notice to the Federal Reserve if SHUA acquires any financial entity that is not a depository institution, such as a lending company.
Control of Sovereign. Under the Change in Bank Control Act (the “Control Act”), individuals, corporations or other entities acquiring SHUSA common stock may, alone or together with other investors, be deemed to control SHUSA and thereby Sovereign Bank. If deemed to control SHUSA, such person or group will be required to obtain OTS approval to acquire the Company’s common stock and could be subject to certain ongoing reporting procedures and restrictions under federal law and regulations. Ownership of more than 10% of the capital stock may be deemed to constitute “control” if certain other control factors are present.
On October 13, 2008, the Company and Santander entered into the Transaction Agreement whereby Santander agreed to acquire all the outstanding shares of the Company not currently owned by it. SHUSA merged with and into a wholly owned subsidiary of Sovereign organized under the laws of the Commonwealth of Virginia and immediately thereafter, pursuant to a share exchange under Virginia law, become a wholly owned subsidiary of Santander.
In late January 2009, stockholders of both Santander and the Company agreed to the terms of the transaction agreement. On January 30, 2009, the Company was acquired by Santander. On February 3, 2010, Sovereign’s holding company name was changed to SHUSA.
Banco Santander (SAN.MC, STD.N, BNC.LN) is a retail and commercial bank, based in Spain, with presence in 10 main markets. At the end of 2009, Santander was the largest bank in the euro zone by market capitalization. In December 2009, Santander has 90 million customers, 13,660 branches -more than any other international bank- and around 170,000 employees. It is the largest financial group in Spain and Latin America, with leading positions in the United Kingdom and Portugal and a broad presence in Europe through its Santander Consumer Finance arm. Santander’s attributable profit in 2009, with no extraordinary gains, came to €8,943 million, 1% more than in 2008.
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
If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and (in critically undercapitalized situations) appointment of a receiver or conservator. Critically undercapitalized institutions generally may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt. All but well-capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the FDIA and OTS regulations, savings associations which are not categorized as well capitalized or adequately-capitalized are restricted from making capital distributions which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings association. At December 31, 2009, Sovereign Bank met the criteria to be classified as “well-capitalized.”
Standards for Safety and Soundness. The federal banking agencies adopted certain operational and managerial standards for depository institutions, including internal audit system components, loan documentation requirements, asset growth parameters, information technology and data security practices, and compensation standards for officers, directors and employees. The implementation or enforcement of these guidelines has not had a material adverse effect on the Company’s results of operations.

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
The FDIC charges financial institutions deposit premium assessments to ensure it has reserves to cover deposits that are under FDIC insured limits, which in early October 2008, the U.S. government increased to $250,000 per depositor per ownership category. In October of 2008, the FDIC announced a program that provided unlimited insurance on non-interest bearing accounts for covered institutions through December 31, 2009, which was subsequently extended through June 30, 2010. Sovereign Bank participated in the unlimited coverage program through December 31, 2009 but determined not to participate in the extension. The FDIC Board of Directors has established a reserve ratio target percentage of 1.25%. This means that their “target” balance for the reserves is 1.25% of estimated insured deposits. Due to recent bank failures, the reserve ratio is currently significantly below its target balance. In December 2008, the FDIC published a final rule that raised the current deposit assessment rates uniformly for all institutions by 7 basis points in the first quarter of 2009. In the second quarter of 2009, the FDIC assessed additional fees to institutions who have secured borrowings in excess of 15% of their deposits. Additionally, the FDIC approved a special assessment charge of 5 cents per $100 of an institution’s assets minus its Tier 1 capital on June 30, 2009 to help bolster the reserve fund, which was payable on September 30, 2009. This resulted in a $35.3 million charge in our results for the second quarter of 2009. As a result of these two events, SHUSA’s deposit insurance expense increased to $137.4 million compared to $37.5 million for the prior year.
During the fourth quarter of 2009, the FDIC announced that all depository institutions would be required to prepay three years of assessments in order to quickly raise funds and replenish the reserve ratio while not immediately impacting banks’ earnings. Sovereign Bank paid $347.9 million on December 31, 2009 to the FDIC based on an estimate of what our deposit assessments would be over the next three years. This amount was accounted for as a prepaid asset and will be expensed based on our actual deposit assessments in future years until it is depleted.
In addition to deposit insurance premiums, all insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. In 2009, Sovereign Bank paid Finance Corporation Assessments of $4.9 million. The annual rate (as of the first quarter of 2010) for all insured institutions is $0.106 for every $1,000 in domestic deposits which is consistent with what was paid in 2009. These assessments are revised quarterly and will continue until the bonds mature in the year 2017.
Federal Restrictions on Transactions with Affiliates and Insiders. All savings institutions are subject to affiliate and insider transaction rules applicable to member banks of the Federal Reserve System set forth in the Federal Reserve Act or the Home Owners Loan Act (HOLA), as well as such additional limitations as the institutions’ primary federal regulator may adopt. These provisions prohibit or limit a savings institution from extending credit to, or entering into certain transactions with, affiliates, principal shareholders, directors and executive officers of the savings institution and its affiliates. For these purposes, the term “affiliate” generally includes a holding company such as SHUSA and any company under common control with the savings institution. In addition, the federal law governing unitary savings and loan holding companies prohibits Sovereign Bank from making any loan to any affiliate whose activity is not permitted for a subsidiary of a bank holding company. This law also prohibits Sovereign Bank from making any equity investment in any affiliate that is not its subsidiary.
Restrictions on Subsidiary Savings Institution Capital Distributions. SHUSA’s principal sources of funds are cash dividends paid to it by Sovereign Bank, investment income and borrowings. OTS regulations limit the ability of savings associations such as Sovereign Bank to pay dividends and make other capital distributions. Associations that are subsidiaries of a savings and loan holding company must file a notice with the OTS at least 30 days before the proposed declaration of a dividend or approval of the proposed capital distribution by its board of directors. In addition, a savings association must obtain prior approval from the OTS if it fails to meet certain regulatory conditions, or if, after giving effect to the proposed distribution, the association’s capital distributions in a calendar year would exceed its year-to-date net income plus retained net income for the preceding two years or the association would not be at least adequately capitalized or if the distribution would violate a statute, regulation, regulatory agreement or a regulatory condition to which the association is subject.
Qualified Thrift Lender. The Qualified Thrift Lender Test, under HOLA, specifies that a savings institution have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments. As an alternative, the savings institution under HOLA may maintain 60% of its assets in those assets specified in Section 7701(a) (19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans, certain consumer and small business loans, as defined by the regulations, and mortgage related investments. At December 31, 2009, Sovereign Bank satisfied the QTL test.
Other Loan Limitations. Federal law limits the amount of non-residential mortgage loans a savings institution, such as Sovereign Bank, may make. Separate from the qualified thrift lender test, the law limits a savings institution to a maximum of 20% of its total assets in commercial loans not secured by real estate, however, only 10% can be large commercial loans not secured by real estate (defined as loans in excess of $2 million), with another 10% of assets permissible in “small business loans.” Commercial loans secured by real estate can be made in an amount up to four times an institution’s total risk-based capital. An institution can also have commercial leases, in addition to the above items, up to 10% of its assets. Commercial paper, corporate bonds, and consumer loans taken together cannot exceed 35% of an institution’s assets. For this purpose, however, residential mortgage loans and credit card loans are not considered consumer loans, and are both unlimited in amount. The foregoing limitations are established by statute, and cannot be waived by the OTS. At December 31, 2009, Sovereign Bank was in compliance with all these limits.

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
Federal Home Loan Bank System. The FHLB System was created in 1932 and consists of twelve regional FHLBs. The FHLBs are federally chartered but privately owned institutions created by U.S. Congress. The Federal Housing Finance Board is an agency of the federal government and is generally responsible for regulating the FHLB System. Each FHLB is owned by its member institutions. The primary purpose of the FHLBs is to provide funding to their members for making housing loans as well as for affordable housing and community development lending. FHLBs are generally able to make advances to their member institutions at interest rates that are lower than could otherwise be obtained by such institutions. As a member, Sovereign Bank is required to make minimum investments in FHLB stock based on the level of borrowings from the FHLB. Sovereign Bank is a member of FHLB Pittsburgh, Boston, and New York and has investments of $644.4 million, $4.2 million and $21.4 million, respectively. Sovereign Bank utilized advances from the FHLB to fund balance sheet growth and provide liquidity. SHUSA had access to advances with the FHLB of up to $15.6 billion at December 31, 2009 and had outstanding advances of $11.7 billion at December 31, 2009. The level of borrowings capacity Sovereign Bank has with the FHLB is contingent upon the level of qualified collateral the Bank holds at a given time.
In December 2008, the FHLB of Pittsburgh announced it was suspending dividends on its stock and that it would not repurchase any excess capital stock in order to maintain their liquidity and capital position. We considered this and concluded that our investment in FHLB Pittsburgh is not impaired at December 31, 2009 and 2008. However we will continue to closely monitor this investment in future periods.
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
Other Legislation. The Fair and Accurate Credit Transactions Act (“FACTA”) was signed into law on December 4, 2003. This law extends the previously existing Fair Credit Reporting Act. New provisions added by FACTA address the growing problem of identity theft. Consumers are able to initiate a fraud alert when they are victims of identity theft, and credit reporting agencies will have additional duties. Consumers are also entitled to obtain free credit reports, and will be granted certain additional privacy rights. The Check 21 Act was enacted in late 2003. This Act affects the way checks are processed in the banking system, allowing payments to be processed electronically rather than as traditional paper checks.
Congress is often considering some financial industry legislation, and the federal banking agencies routinely propose new regulations. New legislation and regulation may include dramatic changes with respect to the federal deposit insurance system, consumer financial protection measures, compensation and systematic risk oversight authority. There can be no assurances that new legislation and regulations will not adversely affect us.
Corporate Information. All reports filed electronically by SHUSA with the SEC, including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as any amendments to those reports are accessible on the SEC’s Web site at www.sec.gov.

Item 1A — Risk Factors
The following list describes several risk factors that are applicable to our Company:
•	The Current Economic Downturn May Continue to Cause A Deterioration In Our Asset Quality and Adversely Affect Our Earnings and Cash Flow.
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
•	Disruptions in the Global Financial Markets have Affected, and May Continue to Adversely Affect, SHUSA’s Business and Results of Operations.
Dramatic declines in the housing market during the past two years, with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivatives, have caused many financial institutions to seek additional capital and to merge with other financial institutions. Disruptions in the global financial markets have also adversely affected the corporate bond markets, debt and equity underwriting and other elements of the financial markets. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, some lenders and institutional investors have reduced and, in some cases, ceased to provide funding to certain borrowers, including other financial institutions. The impact on available credit, increased volatility in the financial markets and reduced business activity has adversely affected, and may continue to adversely affect, SHUSA’s businesses, capital, liquidity or other financial condition and results of operations, access to credit and the trading price of SHUSA’s preferred stock or debt securities.
Although market conditions improved in the second half of 2009, unemployment in the United States remains near a 26 year high, and conditions are expected to remain challenging for financial institutions in 2010.
•	SHUSA May Experience Further Write-Downs of its Financial Instruments and Other Losses Related to Volatile and Illiquid Market Conditions.
Market volatility, illiquid market conditions and disruptions in the credit markets have made it extremely difficult to value certain of SHUSA’s assets. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these assets in future periods. In addition, at the time of any sales of these assets, the price SHUSA ultimately realizes will depend on the demand and liquidity in the market at that time and may be materially lower than their current fair value. Any of these factors could require the Company to take further write-downs in respect of these assets, which may have an adverse effect on the Company’s results of operations and financial condition in future periods.
•	Liquidity is Essential to SHUSA’s Businesses, and the Company Relies on External Sources, Including Government Agencies to Finance a Significant Portion of its Operations.
Adequate liquidity is essential to SHUSA’s businesses. Sovereign Bank primarily relies on the Federal Home Loan Bank, deposits and other third party sources of funding for its liquidity needs. However, SCUSA obtains a significant portion of its liquidity through its Parent Company, Santander. SCUSA’s liquidity could be materially adversely affected by factors SHUSA cannot control, such as negative events impacting Santander, as well as the continued general disruption of the financial markets or negative views about the financial services industry in general. In addition, SCUSA’s ability to raise funding could be impaired if lenders develop a negative perception of Santander or SCUSA’s short-term or long-term financial prospects, or a perception that Santander or the Company is experiencing greater liquidity risk. SHUSA’s credit ratings are also important to its liquidity. A reduction in SHUSA’s credit ratings could adversely affect its liquidity, widen its credit spreads or otherwise increase its borrowing costs.
•	Impact of Future Regulation Changes May Have an Adverse Impact on Our Profitability.
Congress is often considering some financial industry legislation, and the federal banking agencies routinely propose new regulations. New legislation and regulation may include dramatic changes with respect to the federal deposit insurance system, consumer financial protection measures, compensation and systematic risk oversight authority. There can be no assurances that new legislation and regulations will not adversely affect us.
Additionally, it is possible that additional fees may be assessed on large financial institutions that received TARP funds (which SHUSA did not receive), participated in the FDIC temporary guarantee of debt issuances (in which SHUSA did participate in) or participated in its temporary Transaction Account Guarantee Program on non-interest bearing deposits (which Sovereign Bank initially participated in but no longer participates). A proposal has been put forth to levy fees of 15 basis points on certain liabilities of financial institutions with assets in excess of $50 billion. If this proposal becomes law and is determined to be applicable to SHUSA, it would result in payments of approximately $50 million per year over the next ten years. However, it is not known at this time whether this proposal or one similar to it (including one that imposes a larger or smaller fee), will be signed into law and what form, if any, of it will be applicable to SHUSA.
•	The Preparation of SHUSA’s Financial Statements Requires the Use of Estimates That May Vary From Actual Results.
The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make significant estimates that affect the financial statements. One example of a significant critical estimate is the level of the allowance for credit losses. Due to the inherent nature of this estimate, SHUSA cannot provide absolute assurance that it will not significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the provided allowance.

•	The Preparation of SHUSA’s Tax Returns Requires the Use of Estimates & Interpretations of Complex Tax Laws and Regulations and Are Subject to Review By Taxing Authorities.
SHUSA is subject to the income tax laws of the U.S., its states and municipalities and certain foreign countries. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant Governmental taxing authorities. In establishing a provision for income tax expense and filing returns, the Company must make judgments and interpretations about the application of these inherently complex tax laws.
Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. SHUSA reviews its tax balances quarterly and as new information becomes available, the balances are adjusted, as appropriate. The Company is subject to ongoing tax examinations and assessments in various jurisdictions. In late 2008, the Internal Revenue Service (the “IRS”) completed its examination of the Company’s federal income tax returns for the years 2002 through 2005. Included in this examination cycle are two separate financing transactions with an international bank totaling $1.2 billion. As a result of these transactions, SHUSA was subject to foreign taxes of $154.0 million during the years 2003 through 2005 and claimed a corresponding foreign tax credit for foreign taxes paid during those years. In 2006 and 2007, SHUSA was subject to an additional $87.6 million and $22.5 million, respectively, of foreign taxes related to these financing transactions and claimed a corresponding foreign tax credit. The IRS issued a notification of adjustment disallowing the foreign tax credits taken in 2003-2005 in the amount of $154.0 million related to these transactions; disallowing deductions for issuance costs and interest expense related to the transaction which would result in an additional tax liability of $24.9 million and assessed interest and potential penalties, the combined amount of which totaled approximately $70.8 million. SHUSA has paid the additional tax due resulting from the IRS’ adjustments, as well as the assessed interest and penalties and has filed a lawsuit against the government seeking the refund of those amounts in Federal District Court. In addition, the IRS has commenced its audit for the years 2006 and 2007. We expect that in the future the IRS will propose to disallow the foreign tax credits and deductions taken in 2006 and 2007 of $87.6 million and $22.5 million, respectively; disallow deductions for issuance costs and interest expense which would result in an additional tax liability of $37.1 million; and to assess interest and penalties. SHUSA continues to believe that it is entitled to claim these foreign tax credits taken with respect to the transactions and also continues to believe it is entitled to tax deductions for the related issuance costs and interest deductions based on tax law. SHUSA also believes that its recorded tax reserves for its position of $57.7 million adequately provides for any potential exposure to the IRS related to these items. However, as the Company continues to go through the litigation process, we will continue to evaluate the appropriate tax reserve levels for this position and any changes made to the tax reserves may materially affect SHUSA’s income tax provision, net income and regulatory capital in future periods.
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
The accounting standard setters, including the FASB, SEC and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of SHUSA’s consolidated financial statements. These changes can be hard to predict and can materially impact how it records and reports its financial condition and results of operations. In some cases, SHUSA could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.
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
Our risk management framework is made up of various processes and strategies to manage our risk exposure. Types of risks to which we are subject include liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal risk, compliance risk and reputation risk, among others. Our framework to manage risk, including the framework’s underlying assumptions, may not be effective under all conditions and circumstances. If our risk management framework proves ineffective, we could suffer unexpected losses and could be materially adversely affected.
•	Our Disclosure Controls and Procedures Over Financial Reporting May Not Prevent or Detect All Errors or Acts of Fraud.
Our disclosure controls and procedures over financial reporting are designed to reasonably assure that information required to be disclosed by us in reports we file or submit under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Any disclosure controls and procedures over financial reporting or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.
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
On January 30, 2009, the Company was acquired by Santander. SHUSA may not be integrated successfully into the existing businesses of Santander or the integration may be more difficult, time-consuming or costly than expected. The combined company may not realize, to the extent or at the time we expect, revenue synergies and cost savings from the transaction. Deposit attrition, operating costs, customer losses and business disruptions following the transaction, including difficulties in maintaining relationships with employees and successfully completing system conversions, could be greater than expected.
Item 1B- Unresolved Staff Comments
None.
Item 2 — Properties
SHUSA utilizes 812 buildings that occupy a total of 6.5 million square feet, including 234 owned properties with 1.8 million square feet and 454 leased properties with 2.9 million square feet. Nine major buildings contain 1.4 million square feet, which serve as the headquarters or house significant operational and administrative functions:
Columbia Park Operations Center — Dorchester, Massachusetts
195 Montague Street Regional Headquarters for New York Metro — Brooklyn, New York
East Providence Call Center and Operations and Loan Processing Center — East Providence, Rhode Island
75 State Street Bank Headquarters for SHUSA and Sovereign Bank of New England — Boston, Massachusetts
405 Penn Street Sovereign Bank Plaza Call Center and Operations and Loan Processing Center — Reading, Pennsylvania
601 Penn Street Loan Processing Center — Reading, Pennsylvania
1130 Berkshire Boulevard Administrative Offices — Wyomissing, Pennsylvania
SCUSA Corporate Headquarters and Call Center- Dallas, Texas
SCUSA Call Center- Richland Hills, Texas
The majority of the nine properties of SHUSA outlined above are utilized by our Specialized Business segment and for general corporate purposes by our Other segment (with the exception of the SCUSA locations). The remaining 803 properties consist primarily of bank branches and lending offices used by our Retail Banking segments.

Item 3 — Legal Proceedings
Reference should be made to Footnote 18 for disclosure regarding the lawsuit filed by SHUSA against the Internal Revenue Service. Besides this item, SHUSA is not involved in any pending material legal proceeding other than routine litigation occurring in the ordinary course of business. SHUSA does not expect that any amounts that it may be required to pay in connection with routine litigation occurring in the ordinary course of business would have a material adverse effect on its financial position or statement of operations.
Item 4 — Submission of Matters to a Vote of Security Holders
None.
Item 4A — Executive Officers of the Registrant
Certain information, including principal occupation during the past five years, relating to the principal executive officers of SHUSA, as of the date of this filing are set forth below:
Gabriel S. Jaramillo — Age 60. Mr. Jaramillo became Chairman of the Board, President and Chief Executive Officer of the Company on January 30, 2009 and also currently serves as Chairman of each of the Executive and Risk Management Committees of the Board and as a member of the Compensation Committee of the Board. He has served as a Director of SHUSA since July 16, 2008. Mr. Jaramillo has 34 years of experience within the financial sector and served in various executive positions with Grupo Santander since 1996. Prior to his appointment to the Company, he most recently served as Advisor to the Chairman of Grupo Santander and was President of Banco Santander Brazil.
Edvaldo Morata — Age 46. Mr. Morata was appointed Chief of Staff to the CEO at Sovereign Bank in 2010. He is also a member of the SHUSA Management Executive Committee. Mr. Morata has more than 20 years experience in financial services. He joined the Santander Group in 1996. Most recently, he was Santander’s Chief Executive for Asia in Hong Kong. Previously, he held a number of executive management positions, including head of Asset Management and Private Banking in Brazil and head of Banespa’s International Department when it was acquired by Santander in 2001. Mr. Morata was also a member of the Executive Committee of Santander Brazil. Before joining Santander, Mr. Morata worked for a number of financial institutions including American Express, ING and Citibank.
Juan Guillermo Sabater — Age 41. Mr. Sabater was appointed Chief Financial Officer of the Company in May of 2009. He is also a member of SHUSA Management Executive Committee. Mr. Sabater has 18 years of experience in the banking industry, all of them with Santander. Prior to joining Sovereign Bank, Mr. Sabater worked as a Chief Financial Officer as well in Grupo Santander Chile since September 2006. From 2003 — 2006 Mr. Sabater was the Controller for Grupo Santander’s Consumer Finance Division in Madrid, Spain.
Nuno G. Matos — Age 42. Mr. Matos was appointed as Managing Director of Retail Business Development and SME Banking in 2009. Prior to joining SHUSA, Mr. Matos held a number of senior executive management positions for the Grupo in Europe and South America since joining Santander in 1994. Since 2002, Mr. Matos had worked for Grupo Santander Brazil, where he headed operations and control for the wholesale bank and most recently led the credit and debit card business for both Banco Real and Santander.
Juan Dávila — Age 40. Mr. Dávila was appointed Chief Risk Management Officer for Sovereign Bank in 2009. Prior to his appointment as Chief Risk Management Officer, Mr. Dávila held an executive position in the Bank’s Risk Management Group since he joined the Bank in 2007. From 2004 — 2007, Mr. Dávila served as Chief Risk Officer at Banco Santander, Puerto Rico, responsible for all credit and market risk exposure of the holding company and subsidiaries and was head of the Credit Committee and led a team of more than 125 employees comprising areas of credit, monitoring, market risk, credit policy and risk infrastructure. Mr. Dávila has also held various other senior executive management positions with Banesto, Grupo Santander, including the role of risk manager for the Andalucia Region and manager of the risk analysis center for small businesses.
Kirk W. Walters — Age 54. Mr. Walters is Senior Executive Vice President of SHUSA. Mr. Walters served as interim President and Chief Executive Officer from October 2008 until Sovereign Bank was acquired by Banco Santander on January 30, 2009. Mr. Walters joined Sovereign Bank in February 2008 as Executive Vice President and Chief Financial Officer from Chittenden Corporation. At Chittenden, Mr. Walters served as Executive Vice President and Chief Financial Officer for 12 years. Prior to joining Chittenden, he worked at Northeast Federal Corporation in Hartford, Connecticut, from 1989 to 1995 in a series of executive positions, including Senior Executive Vice President and Chief Financial Officer; and Chairman, President and Chief Executive Officer.
Roy J. Lever — Age 58. Mr. Lever was appointed Managing Director of Retail Banking in 2008. Prior to joining Sovereign, Mr. Lever served nearly 33 years in a variety of senior positions with Bank of America and Fleet Bank. Most recently, from 2003 — 2007, he was a Senior Vice President for Global Consumer and Small Business Banking at Bank of America and where he had responsibility for the Bank of America compliance, risk and operations at more than 6,000 branches.
Patrick J. Sullivan — Age 54. Mr. Sullivan was appointed Managing Director of Commercial Banking in 2008. Prior to being promoted to Managing Director of Commercial Banking, Mr. Sullivan was President and CEO of Massachusetts and New Hampshire. Mr. Sullivan has 30 years of experience in the banking industry and has held a variety of executive and management positions. He joined Sovereign in June of 2000 as Executive Vice President, Managing Director of Commercial Banking and Specialized Lending. Previously, he was President and Chief Executive Officer of Howard Bank.
Jose Castello Orta — Age 48. Mr. Castello was appointed Managing Director of Global Banking and Markets in November of 2009. He is also a member of the SHUSA Management Executive Committee. Mr. Castello has 20 years experience in the financial services industry. He has held a number of executive management positions with the Santander Group. Most recently, he was Head of U.S. Global Corporate Banking for Santander. In 2003 Mr. Castello was the head of Santander’s European and American Multinational Group, and from 2005 — 2009 he was the Head of Corporate and Investment Banking USA.

Eduardo J. Stock — Age 48. Mr. Stock was appointed Managing Director of the Manufacturing Group in March of 2009. He is also a member of the SHUSA Management Executive Committee. Mr. Stock joined Banco Santander in 1993 as head of Treasury and Research for Santander Negócios Portugal. During his tenure at Santander, he held a number of senior executive management positions in the Group’s Portuguese business. Most recently, he served as Chief Financial Officer and head of IT and Operations for Santander Totta, as well as President of Isban Portugal.
Francisco J. Simon — Age 39. Mr. Simon was appointed Managing Director of Human Resources in January of 2009. Prior to joining Sovereign Bank, Mr. Simon worked in the human resources areas of other Santander affiliates. From 2000 — 2003 he served as Coordinator of Human Resources for Santander International Private Banking Groups; from 2003 — 2008 he was Director of Human Resources for Banco Santander Swiss; and from 2008 — 2009 he was Director of Human Resources for Banco Santander, New York. Mr. Simon received his law degree from San Pablo University, where he specialized in Finance, Labor Law and Criminology.
Richard A. Toomey, Jr. — Age 65. Mr. Toomey was appointed General Counsel in 2006. He is also a member of the SHUSA Management Executive Committee. He served as Assistant General Counsel of Sovereign Bank from 2000 to 2006. Prior to joining Sovereign Bank, Mr. Toomey served as General Counsel of Sovereign Bank and Group Senior Counsel of Fleet Financial Group.
PART II
Item 5 — Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
During the 2008 fiscal year through January 29, 2009, SHUSA’s common stock was traded on the New York Stock Exchange (“NYSE”) under the symbol “SOV.” On January 30, 2009, all shares of the Company common stock were acquired by Santander and delisted from the NYSE. Following such delisting, there has not been, and there currently is not, an established public trading market in shares of SHUSA’s common stock. As of the date of this filing, Santander was the sole holder of SHUSA’s common stock.

Item 6 — Selected Financial Data

	SELECTED FINANCIAL DATA
	AT OR FOR THE YEAR ENDED DECEMBER 31,
(Dollars in thousands, except per share data)	2009(1)	2008	2007	2006	2005
Balance Sheet Data
Total assets	$82,953,215	$77,093,668	$84,746,396	$89,641,849	$63,678,726
Loans held for investment, net of allowance	55,733,953	54,439,146	56,729,982	54,648,310	43,204,701
Loans held for sale	118,994	327,332	547,760	7,611,921	311,578
Investment securities	14,301,638	10,020,110	15,142,392	14,877,640	12,557,328
Deposits and other customer accounts	44,428,065	48,438,573	49,915,905	52,384,554	37,977,706
Borrowings and other debt obligations	27,235,151	20,964,185	26,272,512	27,006,102	18,926,557
Stockholders’ equity	$9,387,535	$5,596,714	$6,992,325	$8,644,399	$5,810,699
Summary Statement of Operations
Total interest income	$4,423,586	$3,923,164	$4,656,256	$4,326,404	$2,962,587
Total interest expense	1,780,082	2,040,722	2,813,013	2,528,814	1,353,706

Net interest income	2,643,504	1,882,442	1,843,243	1,797,590	1,608,881
Provision for credit losses (2)	1,984,537	911,000	407,692	484,461	90,000

Net interest income after provision for credit losses	658,967	971,442	1,435,551	1,313,129	1,518,881
Total non-interest income (2)	342,297	(818,743)	354,396	285,574	602,664
General and administrative expenses	1,520,460	1,484,306	1,336,865	1,284,329	1,084,390
Other expenses (3)	603,703	302,027	1,862,794	295,243	145,035

(Loss)/Income before income taxes	(1,122,899)	(1,633,634)	(1,409,712)	19,131	892,120
Income tax (benefit)/provision (4)	(1,284,464)	723,576	(60,450)	(117,780)	215,960

Net (Loss)/Income	$161,565	$(2,357,210)	$(1,349,262)	$136,911	$676,160

Selected Financial Ratios
Return on average assets (5)	0.20%	(2.99)%	(1.62)%	0.17%	1.11%
Return on average equity (6)	1.98%	(31.27)%	(15.40)%	1.82%	11.92%
Average equity to average assets (7)	9.89%	9.55%	10.52%	9.46%	9.34%

(1)	2009 results include SCUSA which was contributed to SHUSA by Santander during 2009. This resulted in increases to total assets, borrowings and debt obligations and stockholder’s equity at December 31, 2009 of $9.1 billion, $7.5 billion and $1.3 billion, respectively. The statement of operations was also impacted with net interest income, provision for credit losses and general and administrative expense of $1.3 billion, $720.9 million and $253.0 million, respectively.

(2)	Our provisions for credit losses in 2009 and 2008 were negatively impacted by the deterioration in the credit quality of our loan portfolios which was impacted by the weakening of the United States economy as well as declines in residential and commercial real estate prices. See additional discussion in Management’s Discussion and Analysis. Non-interest income in 2009 includes other-than-temporary impairment (“OTTI”) charges of $180.2 million and increases to multi-family recourse reserves of $188.9 million. Non-interest income for 2008 includes a $602.3 million loss on the sale of our CDO portfolio and a $575.3 million OTTI charge on FNMA and FHLMC preferred stock and an OTTI charge of $307.9 million on certain non-agency mortgage backed securities. Non-interest income for 2007 includes a pretax OTTI charge of $180.5 million on FNMA and FHLMC preferred stock.

(3)	2009 results include $299.1 million of merger-related and restructuring charges and costs primarily associated with the Santander acquisition. The majority of these costs related to change in control payments to certain executives, severance charges, write-offs of certain fixed assets and branch consolidation charges. Additionally, during the first quarter of 2009, Sovereign Bank redeemed $1.4 billion of high cost FHLB advances incurring a debt extinguishment charge of $68.7 million. 2008 results include an impairment charge of $95 million on an equity method investment. The impairment was caused by a decline in 2008 earnings compared to prior years from this investment as well as the expectation that future results will be significantly impacted by the current recessionary environment. 2007 results include a $1.6 billion goodwill impairment charge.

(4)	2008 results were negatively impacted by the establishment of a $1.4 billion valuation allowance against deferred tax assets. Given that SHUSA has recorded significant losses in recent periods and due to the challenging economic conditions anticipated in 2009, the Company concluded that it was more likely than not that the majority of our deferred tax assets would not be realized in future periods on a stand alone basis. This conclusion was made without regards to the anticipated benefits that our pending transaction with Santander will have on the company. During 2009, Santander contributed SCUSA into SHUSA. As a result of incorporating future taxable income projections of SCUSA, SHUSA was able to reduce its deferred tax valuation allowance by $1.3 billion in 2009 which resulted in a significant tax benefit recorded in 2009.

(5)	Return on average assets is calculated by dividing net income by the average balance of total assets for the year.

(6)	Return on average equity is calculated by dividing net income by the average balance of stockholders’ equity for the year.

(7)	Average equity to average assets is calculated by dividing the average balance of stockholders’ equity for the year by the average balance of total assets for the year.

Management’s Discussion and Analysis
Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
EXECUTIVE SUMMARY
Sovereign Bank is a $73.8 billion financial institution as of December 31, 2009 with community banking offices, operations and team members located principally in Pennsylvania, Massachusetts, New Jersey, Connecticut, New Hampshire, New York, Rhode Island, and Maryland. Sovereign Bank gathers substantially all of its deposits in these market areas. On January 30, 2009, the Company was acquired by Banco Santander, N.A. (“Santander”). We use our deposits, as well as other financing sources, to fund our loan and investment portfolios. We earn interest income on our loans and investments. In addition, we generate non-interest income from a number of sources including deposit and loan services, sales of loans and investment securities, capital markets products and bank-owned life insurance. Our principal non-interest expenses include employee compensation and benefits, occupancy and facility-related costs, technology and other administrative expenses. Our volumes, and accordingly our financial results, are affected by the economic environment, including interest rates, consumer and business confidence and spending, as well as the competitive conditions within our geographic footprint. Additionally, in July 2009, Santander contributed SCUSA, a majority owned subsidiary into SHUSA, which had total assets of $9.1 billion at December 31, 2009. SCUSA is a specialized consumer finance company engaged in the purchase, securitization, and servicing of retail installment contracts originated by automobile dealers. SCUSA acquires retail installment contracts principally from manufacturer franchised dealers in connection with their sale of used and new automobiles and trucks primarily to nonprime customers with limited credit histories or past credit problems. SCUSA also purchases retail installment contracts from other companies.
Our customers select SHUSA for banking and other financial services based on our ability to assist customers by understanding and anticipating their individual financial needs and providing customized solutions. Our major strengths include a strong franchise value in terms of market share and demographics and diversified loan portfolio and products. Our weaknesses have included operating returns and capital ratios that are lower than certain of our peers. We have also not achieved our growth targets with respect to low cost core deposits.
Following the acquisition by Santander, Sovereign Bank is focused on four objectives:
1)	stabilizing our financial condition with respect to liquidity and capital;

2)	improving risk management and collections;

3)	improving our margins and efficiency; and

4)	reorganizing to align to Santander business models with a strong commercial focus.
In order to enhance the Company’s capital position, on March 25, 2009, SHUSA issued 72,000 shares of preferred stock to Santander to raise proceeds of $1.8 billion. The Series D preferred stock pays non-cumulative dividends of 10% per year. Each share of Series D preferred stock is convertible into 100 shares of the Company’s common stock. SHUSA contributed the proceeds from this issuance to Sovereign Bank in order to strengthen the Bank’s regulatory capital ratios. On July 29, 2009, the outstanding Series D preferred stock was converted into common shares of SHUSA by Santander. This action further illustrates the commitment our Parent Company has made to the Company and eliminates the cash obligation of SHUSA with respect to the 10% Series D preferred stock dividend.
Our Tier 1 leverage ratio for SHUSA was 7.13% at December 31, 2009 compared to 5.73% at December 31, 2008, respectively. The Bank’s total risk based capital ratio was 12.46% compared to 10.20% at December 31, 2008. Our capital levels and ratios are in excess of the levels required to be considered well-capitalized. We continue to strengthen our balance sheet and position the Company for any further weakening in economic conditions by increasing the amount of loan loss reserves on our balance sheet. Reserves for credit losses as a percentage of total loans held for investment have increased to 3.61% at December 31, 2009 from 2.10% at December 31, 2008.
In order to further improve our operating returns, we continue to focus on acquiring and retaining customers by demonstrating convenience through our locations, technology and business approach while offering innovative and easy-to-use products and services. In the first quarter of 2009, Sovereign Bank formed a new management team which is comprised of several executives from Santander and certain legacy Sovereign Bank executives. The new management team completed its review of Sovereign Bank’s operating procedures and cost structure. During 2009, management implemented certain pricing and fee assessment changes to our deposit portfolio and also initiated a reduction in workforce and instituted a hiring freeze with respect to certain open positions. This resulted in a reduction in our workforce of approximately 2,700 employees over the past year (24%). Many of the reductions came from consolidating certain back office functions or eliminating certain middle to senior management positions. As a result of these actions, severance charges of $152.2 million were recorded during the year-ended December 31, 2009.
In order to improve our risk management and collection efforts the Company has more than doubled its collection department headcount and certain additional senior management personnel have been placed at Sovereign Bank from Santander. Additionally, it has now formed certain specialized teams within its commercial workout area to focus on certain loan products. Finally, the servicing and collection activities related to our indirect auto portfolio have been transferred to SCUSA.
During the second quarter of 2009, the Company incorporated various elements of the Santander business model into its reporting structure. These included establishing a centralized and independent risk management function and the restructuring of our risk management function to more closely following our business lines. During the second quarter, the Company established a commercial credit group and has staffed this group with existing officers of the Company. Finally, a credit management information system was implemented in the latter half of 2009.
In order to further improve our operating returns, we continue to focus on acquiring and retaining customers by demonstrating convenience through our locations, technology and business approach while offering innovative and easy-to-use products and services. In our Retail Banking segment, we have redesigned our employee incentive programs to encourage our workforce to generate loans and deposits at attractive spreads as defined by our risk management group. We have simplified our Middle Market segment organization and have instituted certain pricing changes on the loan portfolios to improve risk based pricing and enhance margins. In our Specialized Business segment, we are focused on managing our non-core loan portfolios as efficiently as possible with a particular emphasis on operations and capital.

RECENT INDUSTRY CONSOLIDATION IN OUR GEOGRAPHIC FOOTPRINT
The banking industry has experienced significant consolidation in recent years, which is likely to continue in future periods. Consolidation may affect the markets in which SHUSA operates as new or restructured competitors integrate acquired businesses, adopt new business practices or change product pricing as they attempt to maintain or grow market share. Recent merger activity involving national, regional and community banks and specialty finance companies in the Northeastern United States, have affected the competitive landscape in the markets we serve. Management continually monitors the environment in which it operates to assess the impact of the industry consolidation on SHUSA, as well as the practices and strategies of our competitors, including loan and deposit pricing, customer expectations and the capital markets.
We believe the acquisition with Santander will further strengthen our financial position and enable us to continue to execute our strategy of focusing on our core retail and commercial customers in our geographic footprint.
CURRENT INTEREST RATE ENVIRONMENT
Net interest income represents a significant portion of the Company’s revenues. Accordingly, the interest rate environment has a substantial impact on SHUSA’s earnings. The Company currently is in a mildly asset sensitive interest rate risk position. During 2009, our net interest margin increased to 3.76% from 2.87% in 2008. This increase in margin is attributable to the impact of the contribution of SCUSA by our Parent Company. SCUSA’s net interest margin for 2009 was 19.95%. The target customer of SCUSA is subprime in nature and as a result the customers pay high interest rates for access to credit. Additionally, SCUSA purchases these loans from automobile dealers at significant discounts at the time these loans are funded. These discounts are accreted into interest earnings over the life of the loans. Excluding the impact of SCUSA, SHUSA’s net interest margin has declined from 2.87% in 2008 to 2.18% in 2009 as decreasing interest rates have resulted in the yields decreasing on our variable rate commercial loans and a lower overall yield on our investment portfolio. However our funding costs have not decreased by a similar amount due to the growth in fixed rate time deposits and money market accounts that we experienced in the fourth quarter of 2008. Most of these high cost time deposits that were originated in this time period (that generally had terms of one year) ran-off in the fourth quarter of 2009. Additionally management implemented a number of strategies to improve loan yields and added certain investments to improve investment yields. The various strategies improved Sovereign Bank’s net interest margin from a low of 1.96% in the first quarter of 2009 to 2.63% in December of 2009. Net interest margin in future periods will be impacted by several factors such as but not limited to, our ability to grow and retain core deposits, the future interest rate environment, loan and investment prepayment rates, and changes in non-accrual loans. See our discussion of Asset and Liability Management practices in a later section of this MD&A, including the estimated impact of changes in interest rates on SHUSA’s net interest income.
CREDIT RISK ENVIRONMENT
The credit quality of our loan portfolio has a significant impact on our operating results. We have experienced significant deterioration in certain key credit quality performance indicators in 2008 and 2009. We had charge-offs of $1.4 billion in 2009 compared to $477.1 million in 2008. Charge-offs for 2009 include $683.8 million related to SCUSA. Our provision for credit losses was $2.0 billion in 2009 compared to $911.0 million in 2008. The provision for credit losses for 2009 includes $720.9 million related to SCUSA.
In 2009, conditions in the housing market continued to deteriorate and there was a significant tightening of available credit in the marketplace. Declining real estate values and financial stress on borrowers resulted in very elevated levels of delinquencies and charge-offs in both 2009 and 2008. The unprecedented steps taken by the U.S. Government in late 2008 and early 2009 under the Emergency Economic Stabilization Act of 2008 (“EESA”) and the American Recovery and Reinvestment Act of 2009 (“ARRA”) along with similar stimulative actions taken by governments around the world, resulted in improved liquidity in the capital markets in 2009. As a result, market conditions improved materially in the second half of 2009. However, significant challenges remain for the U.S. economy including reducing a 26-year high for unemployment which approximated 10% at the end of 2009. We expect to continue to see high levels of credit losses in 2010 given the current economic environment and the uncertainty of the economic recovery which, in 2009, was largely dependent on government stimulus efforts.
Conditions in the housing market have significantly impacted areas of our business. Certain segments of our consumer and commercial loan portfolios have exposure to the housing market. Sovereign Bank had residential real estate loans totaling $10.7 billion at December 31, 2009 of which $2.3 billion is comprised of Alt-A (also known as limited documentation) residential loans. Although losses have been increasing since the first quarter of 2008, actual credit losses on these loans have been modest and totaled $27.8 million for the year ended December 31, 2009. However, non-performing assets and past due loans have been increasing particularly for the Alt-A portion of the residential portfolio. The increased loss experience and asset quality trends led us to increase our allowances for our residential portfolio by $92.3 million during 2009. Future performance of our residential loan portfolio will continue to be significantly influenced by home prices in the residential real estate market, unemployment and general economic conditions. SHUSA has allowances of $198.2 million on its residential loan portfolio.
The homebuilder industry also has been impacted by a decline in new home sales and a reduction in the value of residential real estate which has decreased the profitability and liquidity of these companies. Declines in real estate prices in 2009 and 2008 have been the most pronounced in certain states where previous increases were the largest, such as California, Florida and Nevada. Additionally, foreclosures have increased sharply in various other areas due to increasing levels of unemployment. SHUSA provided financing to various homebuilder companies which is included in our commercial loan portfolio. The Company has been working on de-emphasizing this loan portfolio during 2009 which has resulted in it declining to $495.1 million at December 31, 2009 compared to $704.4 million a year ago. Approximately eighty five percent of these loans at December 31, 2009 are to builders in our geographic footprint which generally have had more stable economic conditions on a relative basis compared to the national economy. We continue to monitor this portfolio in future periods given recent market conditions and determine the impact, if any, on the allowance for loan losses related to these homebuilder loans.
Sovereign Bank also has $7.1 billion of home equity loans and lines of credit. Net charge-offs on these loans for the twelve-month period ended December 31, 2009 was $55.2 million compared with $40.7 million for the corresponding period in the prior year. The majority of this portfolio ($6.7 billion) consists of loans with an average FICO at origination of 780 and an average loan to value of 57.7%. We have total allowances of $137.1 million for this loan portfolio at December 31, 2009 compared to allowances of $87.6 million at December 31, 2008. This increase was due to increased losses and delinquencies experienced in 2009 as well as increases for future projected losses in 2010 based on the current economic and housing environment.

During 2009, we have continued to experience increases in non-performing assets in our commercial lending and commercial real estate portfolios as a result of worsening credit and economic conditions. Non-performing assets for these portfolios increased to $654.3 million and $823.8 million at December 31, 2009 from $244.8 million and $319.6 million at December 31, 2008. Charge-offs on these portfolios were $370.9 million and $71.9 million in 2009 compared to $169.0 million and $32.8 million in 2008. Given these changes, we increased our allowance for loan losses for these portfolios to $548.6 million and $315.4 million during 2009. This increase was a significant component of our provision for credit losses of $2.0 billion for the twelve-month period ended December 31, 2009. We expect that the difficult housing environment as well as deteriorating economic conditions will continue to impact our commercial lending and commercial real estate portfolios which may result in elevated levels of provisions for credit losses in future periods.
RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	YEAR ENDED DECEMBER 31,
(Dollars in thousands, except per share data)	2009	2008
Net interest income	$2,643,504	$1,882,442
Provision for credit losses	1,984,537	911,000
Total non-interest income/(losses)	342,297	(818,743)
General and administrative expenses	1,520,460	1,484,306
Other expenses	603,703	302,027
Net income/(loss)	$161,565	$(2,357,210)
Under US accounting regulations, since both SCUSA and the Company are controlled by the same Parent, SHUSA’s financial statements were required to be adjusted to account for the contribution as though it had occurred at the beginning of the year. The Company recorded the net assets of SCUSA at the carrying amount of those net assets on Santander’s books. The assets and liabilities of SCUSA were not fair valued again since the transfer is among entities under common control. However, since the Company was acquired by Santander in 2009, results prior to 2009 were not adjusted to include the results of SCUSA. The following tables disclose the impact of SCUSA’s results on our statement of operations for the three-month and twelve-month periods ended December 31, 2009 as well as the impact of our consolidated balance sheet at December 31, 2009.

	Three-Month			Three-Month
	Period Ended			Period Ended	Variance
	December 31, 2009			December 31, 2008	Increase/(Decrease)
			SHUSA		Q409 SHUSA
			excluding		excluding SCUSA vs
	Total	SCUSA	SCUSA	Total	Q408 SHUSA

Net interest income	$679,757	$291,162	$388,595	$418,610	$(30,015)
Provision for credit losses	434,788	124,488	310,300	340,000	(29,700)
Fees and other income	66,504	9,619	56,885	(201,884)	258,769
Compensation and benefits	167,380	28,532	138,848	184,700	(45,852)
Occupancy and equipment expenses	79,040	4,586	74,454	80,930	(6,476)
Technology expense	28,019	4,274	23,745	26,733	(2,988)
Outside services	27,933	13,551	14,382	17,694	(3,312)
Marketing expense	6,796	451	6,345	23,279	(16,934)
Other administrative expenses	66,331	29,113	37,218	54,023	(16,805)

General and administrative expense	375,499	80,507	294,992	387,359	(92,367)
Other expenses	76,522	827	75,695	160,244	(84,549)

Income before income taxes	(140,548)	94,959	(235,507)	(670,877)	435,370
Income tax provision/(benefit)	(463)	43,738	(44,201)	932,316	(976,517)

Net income	$(140,085)	$51,221	$(191,306)	$(1,603,193)	$1,411,887

	Twelve-Month			Twelve-Month
	Period Ended			Period Ended	Variance
	December 31, 2009			December 31, 2008	Increase/(Decrease)
			SHUSA		2009 SHUSA
			excluding		excluding SCUSA vs
	Total	SCUSA	SCUSA	Total	2008 SHUSA

Net interest income	$2,643,504	$1,277,358	$1,366,146	$1,882,442	$(516,296)
Provision for credit losses	1,984,537	720,937	1,263,600	911,000	352,600
Fees and other income	342,297	30,712	311,585	(818,743)	1,130,328
Compensation and benefits	716,418	88,858	627,560	755,379	(127,819)
Occupancy and equipment expenses	318,706	17,952	300,754	310,535	(9,781)
Technology expense	107,100	10,400	96,700	102,591	(5,891)
Outside services	119,238	57,461	61,777	64,474	(2,697)
Marketing expense	36,318	1,116	35,202	78,995	(43,793)
Other administrative expenses	222,680	77,244	145,436	172,332	(26,896)

General and administrative expense	1,520,460	253,031	1,267,429	1,484,306	(216,877)
Other expenses	603,703	1,907	601,796	302,027	299,769

Income before income taxes	(1,122,899)	332,195	(1,455,094)	(1,633,634)	178,540
Income tax provision/(benefit)	(1,284,464)	143,834	(1,428,298)	723,576	(2,151,874)

Net income	$161,565	$188,361	$(26,796)	$(2,357,210)	$2,330,414

			SHUSA
			excluding
	Total	SCUSA	SCUSA
ASSETS
Cash and amounts due from depository institutions	$2,323,290	$34,932	$2,288,358
Investment securities	14,301,638	437,151	13,864,487
Loans held for investment	57,552,177	7,850,666	49,701,511
Allowance for loan losses	(1,818,224)	(384,399)	(1,433,825)

Net loans held for investment	55,733,953	7,466,267	48,267,686
Loans held for sale	118,994	—	118,994
Goodwill	4,135,540	704,059	3,431,481
Other intangibles	245,641	50,953	194,688
Other assets	6,094,159	415,111	5,679,048

Total assets	$82,953,215	$9,108,473	$73,844,742

LIABILITIES
Deposits	$44,428,065	$—	$44,428,065
Borrowings and other debt obligations	27,235,151	7,526,106	19,709,045
Other liabilities	1,902,464	276,988	1,625,476

Total liabilities	73,565,680	7,803,094	65,762,586

STOCKHOLDERS’ EQUITY
Preferred stock	195,445	—	195,445
Common stock	10,397,214	789,544	9,607,670
Warrants	285,435	—	285,435
Accumulated other comprehensive income	(349,869)	(11,670)	(338,199)
Retained earnings	(1,140,690)	527,505	(1,668,195)

Total stockholder’s equity	9,387,535	1,305,379	8,082,156

Total liabilities and stockholder’s equity	$82,953,215	$9,108,473	$73,844,742

As previously stated, SCUSA’s target customer base is focused on individuals with past credit problems. The current FICO distribution for its $7.9 billion loan portfolio at December 31, 2009 is as follows.

FICO Band	% of Portfolio
> 650	20%
650-601	28%
600-551	26%
550-501	15%
<=500	11%

Although credit loss rates on this portfolio are elevated (8.7% for 2009), the pricing on the portfolios contemplates this as loan yields for SCUSA’s portfolio was 22.83% for the year ended December 31, 2009.
The major factors affecting comparison of earnings between 2009 and 2008 in addition to the inclusion of SCUSA in our 2009 results were:
•	Net interest income increased 40.4% during 2009. Net interest income decreased $516.3 million excluding the impact of SCUSA as net interest margin decreased from 2.87% in 2008 to 2.18% in 2009 and due to the impact of the interest rate environment as previously discussed. Additionally, interest earning assets, excluding SCUSA, decreased approximately $3.1 billion as certain non-core assets ran-off and we experienced decreased loan demand in our commercial loan portfolio due to economic conditions.

•	The increase in provision for credit losses in 2009 is related to the previously mentioned deterioration in our loan portfolios due to the current economic environment.

•	An increase in fees and other income of $1.1 billion. Included in fees and other income:
(1)	Net losses on investment securities of $157.8 million and $1.5 billion in 2009 and 2008, respectively. Our 2009 and 2008 results included OTTI charges of $143.3 million and $307.9 million, respectively, on non-agency mortgage backed securities. The deteriorating economic conditions have significantly impacted the fair value of certain non-agency mortgage backed securities. The collateral for these securities consists of residential loans originated by a diverse group of private label issuers. For the year ended December 31, 2009 and 2008, it was concluded that the Company would not recover all of its outstanding principal on certain bonds in our non-agency mortgage backed portfolio. Additionally, our 2009 and 2008 results included OTTI charges of $36.9 million and $575.3 million, respectively, on Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”) preferred stock. On September 7, 2008 the U.S. Treasury, the Federal Reserve and the Federal Housing Finance Agency (FHFA) announced that the FHFA was putting FNMA and FHLMC under conservatorship and giving management control to their regulator, the FHFA. In connection with this action, the dividends on our preferred shares were eliminated thereby significantly reducing the value of this investment. In the third quarter of 2009, SHUSA decided to sell its entire FHLMC/FNMA preferred stock portfolio and recorded a gain of $20.3 million since the market value of these securities had increased since our last write down on March 31, 2009. Net losses on investment securities in 2008 also included a $602.3 million loss on the sale of our CDO portfolio. See Note 7 for additional details.

(2)	A decrease in capital markets revenues of $25.6 million due to charges of $19.3 million to increase reserves for uncollectible swap receivables from customers due to deterioration in the credit worthiness of these companies.

(3)	A decrease in mortgage banking revenues in 2009 of $116.3 million due to an increase to recourse reserves on multi-family loan sales of $171.0 million due to worsening credit conditions for these loans, partially offset by higher residential mortgage gains of $52.1 million due to increased volumes form the low interest rate environment which resulted in a higher level of refinancings in 2009 compared to 2008.
•	Increases in general and administrative expenses in 2009 were due primarily to the contribution of SCUSA. Excluding SCUSA, the Company’s general and administrative expenses declined $216.9 million. This reduction has been primarily due to cost management initiatives put in place by Santander since the acquisition. Additionally, Sovereign Bank has reduced its employee base 24% from December 2008 to December 2009.
•	Increases of $335.5 million and $99.9 million in merger-related and restructuring charges and deposit insurance premiums have led to an increase in other expense. These increases were partially offset by an impairment charge of $95.0 million in the fourth quarter of 2008 recorded on an equity method investment in a multifamily loan broker. In connection with the acquisition by Santander, Sovereign Bank incurred merger-related and restructuring charges of $233.3 million during the three months ended March 31, 2009. The majority of these costs related to change in control payments to certain executives and severance charges of $152.2 million, debt extinguishment charges of $68.7 million as well as restricted stock acceleration charges of $45.0 million. The Company also incurred fees of approximately $26.4 million to third parties to successfully close the transaction. Subsequent to the acquisition, the Company decided to prepay $1.4 billion of higher cost FHLB advances to lower funding costs in future periods and as a result incurred a debt extinguishment charge of $68.7 million.
•	SHUSA recorded an income tax benefit of $1.3 billion in 2009 compared to an income tax provision of $723.6 million in 2008. As previously discussed 2008 results included a valuation allowance of $1.4 billion due to the conclusion that it was more likely than not that our deferred tax assets were not realizable on a stand alone basis. In 2009, SHUSA reversed $1.3 billion of valuation allowance due to the contribution of SCUSA. See a later section of the MD&A title income tax expense/(benefit) for further discussion.
Net Interest Income. Net interest income for 2009 was $2.6 billion compared to $1.9 billion for 2008, or an increase of 40.4%. The increase in net interest income in 2009 was due to the inclusion of SCUSA which added $1.3 billion of net interest income for the year ended December 31, 2009. Excluding this impact, net interest income declined $516.3 million due to several factors such as a reduction in market interest rates which has led to a significant reduction in interest income on our variable commercial loans indexed to LIBOR, a reduction in the yield of our investment portfolio due to certain investment restructurings executed at the end of the third quarter of 2008 to shorten the duration of our portfolio and increase liquidity in light of the uncertain economic environment, loan run-off on certain noncore assets of $3.1 billion, the cessation of dividends on our FHLB stock and FNMA/FHLMC preferred stock, and an increase in the amount of non-performing assets. Additionally, the recessionary environment has decreased both corporate and consumer loan demand which has negatively impacted our ability to grow our loan portfolios. Sovereign Bank’s average loan balance declined to $52.7 billion in 2009 from $57.7 billion in 2008.
Interest on investment securities and interest-earning deposits was $393.8 million for 2009 compared to $584.0 million for 2008. Our average investment portfolio increased by $2.6 billion during 2009 to 17.4% of our total average assets in 2009 compared to 14.9% in 2008. Additionally, the Company has been working on reducing the duration of its investment portfolio to reduce interest rate risk. The average life of our investment portfolio has declined to 3.86 years at December 31, 2009 compared to 4.62 years at December 31, 2008. Reducing the average life of our investment portfolio has negatively impacted the overall yield on this asset class as our yield decreased to 3.05% in 2009 from 5.56% in 2008; however, it reduces the impact that changes in interest rates have on the market value of our balance sheet. The low interest rate environment has also lowered yields on our portfolio compared to the prior year.

Interest on loans was $4.0 billion and $3.3 billion for 2009 and 2008, respectively. The average balance of loans was $59.3 billion with an average yield of 6.82% for 2009 compared to an average balance of $57.7 billion with an average yield of 5.82% for 2008. The increase in average yields and balances year to year is due primarily to the impact of SCUSA which added $7.9 billion of loans in 2009. Excluding the impact of SCUSA, interest on loans has declined by $810.1 million due to a $5.0 billion reduction in our average loan portfolio and the low interest rate environment which has negatively impacted yields on our variable rate loan products. At December 31, 2009, approximately 55% of our total loan portfolio reprices monthly or more frequently.
Interest on total deposits was $640.5 million for 2009 compared to $951.6 million for 2008. The average balance of deposits was $41.0 billion with an average cost of 1.56% for 2009 compared to an average balance of $40.3 billion with an average cost of 2.36% for 2008. Additionally, the average balance of non-interest bearing deposits increased to $6.8 billion in 2009 from $6.5 billion in 2008. The decrease in interest expense is due to the lower interest rate environment in 2009, as well as repricing efforts on promotional money market and time deposit accounts during 2009.
Interest on borrowings and other debt obligations was $1.1 billion for 2009 and 2008. The average balance of total borrowings and other debt obligations was $24.2 billion with an average cost of 4.71% for 2009 compared to an average balance of $22.9 billion with an average cost of 4.76% for 2008. The increase in borrowing levels due to the SCUSA contribution has been offset by a reduction in the use of FHLB advances as decreased loan demand has led to lower levels of wholesale borrowings.
Table 1 presents a summary on a tax equivalent basis of SHUSA’s average balances, the yields earned on average assets and the cost of average liabilities for the years indicated (in thousands):
Table 1: Net Interest Margin

YEAR ENDED DECEMBER 31,
2009	2008	2007
Average	Yield/	Average	Yield/	Average	Yield/
Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Interest-earning assets:
Interest-earning deposits	$2,772,893	$7,771	0.28%	$256,268	$4,285	1.67%	$307,596	$16,562	5.38%
Investment securities(1)
Available for sale	10,855,257	428,161	3.94	10,498,218	621,906	5.92	12,971,273	804,025	6.20
Other	700,414	1,761	0.25	930,926	23,786	2.56	901,197	51,645	5.73

Total investments	14,328,564	437,693	3.05	11,685,412	649,977	5.56	14,180,066	872,232	6.15
Loans:
Commercial loan	26,192,894	1,153,341	4.40	27,501,518	1,560,936	5.68	25,422,607	1,823,144	7.17
Multi-family	4,530,207	253,687	5.60	4,628,080	275,500	5.95	4,657,978	296,126	6.36
Consumer:
Residential mortgage	11,001,667	574,454	5.22	12,234,402	687,691	5.62	14,525,467	825,685	5.68
Home equity loans and lines of credit	6,912,879	302,619	4.38	6,509,952	367,645	5.65	6,868,727	469,760	6.84

Total consumer loans secured by real estate	17,914,546	877,073	4.90	18,744,354	1,055,336	5.63	21,394,194	1,295,445	6.06

Auto loans	10,366,356	1,740,423	16.79	6,485,098	440,309	6.79	6,374,225	433,172	6.80
Other	275,388	19,105	6.94	303,131	23,136	7.63	360,486	31,248	8.67

Total Consumer	28,556,290	2,636,601	9.23	25,532,583	1,518,781	5.95	28,128,905	1,759,865	6.26

Total loans	59,279,391	4,043,629	6.82	57,662,181	3,355,217	5.82	58,209,490	3,879,135	6.66

Allowance for loan losses	(1,745,257)	—	—	(836,217)	—	—	(533,263)	—	—

Net loans(1)(2)	57,534,134	4,043,629	7.03	56,825,964	3,355,217	5.90	57,676,227	3,879,135	6.73

Total interest-earning assets	71,862,698	4,481,322	6.24	68,511,376	4,005,194	5.85	71,856,293	4,751,367	6.61
Non-interest-earning assets	10,486,084	—	—	10,170,523	—	—	11,459,739	—	—

Total assets	$82,348,782	$4,481,322	5.44%	$78,681,899	$4,005,194	5.09%	$83,316,032	$4,751,367	5.70%

Interest-bearing liabilities:
Deposits:
Retail and commercial deposits	$33,161,719	$545,766	1.65%	$31,253,414	$744,856	2.38%	$31,228,313	$968,509	3.10%
Wholesale deposits	4,108,495	76,992	1.87	3,529,553	89,404	2.53	6,751,606	357,603	5.29
Government deposits	2,080,676	12,244	0.59	3,181,711	81,288	2.55	3,826,924	193,066	5.05
Customer repurchase agreements	1,675,575	5,547	0.33	2,346,152	36,040	1.54	2,545,304	108,137	4.25

Total deposits	41,026,465	640,549	1.56	40,310,830	951,588	2.36	44,352,147	1,627,315	3.67

Total borrowings and other debt obligations	24,193,790	1,139,533	4.71	22,887,793	1,089,134	4.76	22,397,019	1,185,698	5.39

Total interest bearing liabilities	65,220,255	1,780,082	2.73	63,198,623	2,040,722	3.23	66,749,166	2,813,013	4.25
Non-interest-bearing DDA	6,809,303	—	—	6,548,894	—	—	6,386,359	—	—
Non-interest-bearing liabilities	2,170,858	—	—	1,416,627	—	—	1,418,950	—	—

Total liabilities	74,200,416	1,780,082	2.40	71,164,144	2,040,722	2.87	74,554,475	2,813,013	3.80
Stockholders’ equity	8,148,366	—	—	7,517,755	—	—	8,761,557	—	—

Total liabilities and stockholders’ equity	$82,348,782	$1,780,082	2.16%	$78,681,899	$2,040,722	2.59%	$83,316,032	$2,813,013	3.40%

Net interest spread(3)	3.51%	2.62%	2.37%

Taxable equivalent interest income/net interest margin	2,701,240	3.76%	1,964,472	2.87%	1,938,354	2.67%

Tax equivalent basis adjustment	(57,736)	(82,030)	(95,111)

Net interest income	$2,643,504	$1,882,442	$1,843,243

Ratio of interest-earning assets to interest-bearing liabilities	1.10	x	1.08	x	1.08	x

(1)	The average balance of our non-taxable investment securities for the year-ended December 31, 2009, 2008 and 2007 were $1.7 billion, $2.5 billion and $3.1 billion, respectively. Tax equivalent adjustments to interest on investment securities available for sale for the years ended December 31, 2009, 2008 and 2007 were $43.9 million, $66.0 million and $80.5 million, respectively. Tax equivalent adjustments to loans for the years ended December 31, 2009, 2008 and 2007, were $13.8 million, $16.0 million and $14.7 million, respectively. Tax equivalent interest income is based upon an effective tax rate of 35%.

(2)	Amortization of premiums and discounts on purchased loans and amortization of deferred loan fees, net of origination costs, of $1.6 million, $2.8 million and $14.1 million for the years ended December 31, 2009, 2008 and 2007, respectively, are included in interest income. Average loan balances include non-accrual loans and loans held for sale.

(3)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

Table 2 presents, on a tax equivalent basis, the relative contribution of changes in volumes and in rates to changes in net interest income for the periods indicated. The change in interest income not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):
Table 2: Volume/Rate Analysis

	YEAR ENDED DECEMBER 31,
	2009 VS. 2008			2008 VS. 2007
	INCREASE/(DECREASE)			INCREASE/(DECREASE)
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Interest-earning deposits	$9,790	$(6,304)	$3,486	$(2,392)	$(9,885)	$(12,277)
Investment securities available for sale	20,498	(214,243)	(193,745)	(147,782)	(34,337)	(182,119)
Investment securities other	(4,746)	(17,279)	(22,025)	1,651	(29,510)	(27,859)
Net loans(1)	42,302	646,110	688,412	(56,435)	(467,483)	(523,918)

Total interest-earning assets			476,128			(746,173)

Interest-bearing liabilities:
Deposits	16,608	(327,647)	(311,039)	(137,518)	(538,209)	(675,727)
Borrowings	61,609	(11,210)	50,399	25,968	(122,532)	(96,564)

Total interest-bearing liabilities			(260,640)			(772,291)

Net change in net interest income	$(10,373)	$747,141	$736,768	$(93,408)	$119,526	$26,118

(1)	Includes non-accrual loans and loans held for sale.
Provision for Credit Losses. The provision for credit losses is based upon actual credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimation of losses inherent in the current loan portfolio. The provision for credit losses for 2009 was $2.0 billion compared to $911.0 million for 2008. Excluding SCUSA’s provision for credit losses of $720.9 million for the twelve-month period ended December 31, 2009, SHUSA’s provision for credit losses was $1.3 billion. Credit losses remain elevated given recent economic weakness and high unemployment levels which has negatively impacted the credit quality of our loan portfolios.
As a result of the deterioration in the credit quality of our loan portfolio, SHUSA has significantly increased its reserve levels on its loan portfolios. Our reserve for credit losses as a percentage of total loans held for investment has increased to 3.61% (3.41% excluding impact of SCUSA) from 2.10% at December 31, 2008. Although, we believe current levels of reserves are adequate to cover the incurred losses for these loans, future changes in housing values, interest rates and economic conditions could impact the provision for credit losses for these loans in future periods.
Weakening credit conditions increased charge-offs in 2009 to $1.4 billion, compared to $477.1 million for the corresponding period in the prior year. Even after excluding the impact of charge-offs from SCUSA’s loan portfolio of $683.8 million for the twelve-month period ended December 31, 2009, losses on Sovereign Bank’s loan portfolio are at elevated levels. Sovereign Bank’s annualized net loan charge-offs were 1.40% for the twelve-month period ended December 31, 2009 compared to 0.83% for the corresponding period in the prior year. We are hopeful that recent changes to our risk management and collections area that have been implemented subsequent to the acquisition of the Company by Santander as well as recent tentative signs of stabilization in the US economy will result in lower levels of losses in the latter half of 2010. However, we expect that worsening asset quality trends will continue to negatively impact our financial results in 2010.
Non-performing assets were $3.2 billion or 3.92% of total assets at December 31, 2009, compared to $985.4 million or 1.28% of total assets at December 31, 2008. The increase was primarily driven by our residential, commercial real estate, multi-family and commercial and industrial loan portfolios. We factored in these increases when establishing our loan loss reserves at December 31, 2009 and it was one of the factors that caused our provision for credit losses to be elevated over the past few quarters. Management regularly evaluates SHUSA’s loan portfolios, and its allowance for loan losses, and adjusts the loan loss allowance as deemed necessary.
The ratio of net loan charge-offs to average loans, including loans held for sale, was 2.40% for 2009 (1.40% excluding SCUSA), compared to 0.83% for 2008. The consumer loans secured by real estate net charge-off rate was 0.55% for 2009, compared to 0.36% for 2008. The consumer loans not secured by real estate (primarily auto loans) net charge-off rate was 7.68% for 2009 (2.84% excluding SCUSA) and 2.80% for 2008. Commercial loan net charge-offs as a percentage of average commercial loans were 1.65% for 2009, (1.68% excluding SCUSA) compared to 0.70% for 2008.

Table 3 presents the activity in the allowance for credit losses for the years indicated (in thousands):
Table 3: Reconciliation of the Allowance for Credit Losses

	2009	2008	2007	2006	2005
Allowance for loan losses, beginning of period	$1,102,753	$709,444	$471,030	$419,599	$391,003
Allowance acquired in acquisitions	—	—	—	97,824	28,778
Acquired allowance for loan losses due to SCUSA contribution from Parent	347,302	—	—	—	—
Provision for loan losses (2)	1,790,559	874,140	394,646	487,418	89,501
Allowance released in connection with loan sales or securitizations	—	(3,745)	(12,409)	(4,728)	(8,010)
Charge-offs:
Commercial	518,468	238,470	65,670	56,916	40,935
Consumer secured by real estate	110,732	75,978	26,809	463,902	24,125
Consumer not secured by real estate	1,121,338	277,266	126,385	73,958	71,906

Total charge-offs (1)	1,750,538	591,714	218,864	594,776	136,966
Recoveries:
Commercial	11,288	13,378	15,187	14,097	13,100
Consumer secured by real estate	12,283	9,027	11,193	9,933	7,085
Consumer not secured by real estate	304,577	92,223	48,661	41,663	35,108

Total recoveries	328,148	114,628	75,041	65,693	55,293

Charge-offs, net of recoveries	1,422,390	477,086	143,823	529,083	81,673

Allowance for loan losses, end of period	$1,818,224	$1,102,753	$709,444	$471,030	$419,599

Reserve for unfunded lending commitments, beginning of period	65,162	28,302	15,256	18,212	17,713
Provision for unfunded lending commitments (2)	193,978	36,860	13,046	(2,956)	499

Reserve for unfunded lending commitments, end of period (3)	259,140	65,162	28,302	15,256	18,212

Total allowance for credit losses	$2,077,364	$1,167,915	$737,746	$486,285	$437,811

Net charge-offs to average loans (1)	2.40%	0.83%	0.25%	0.96%	0.20%

(1)	The 2006 consumer secured by real estate charge-offs included $389.6 million of charge-offs or 71 basis points related to the lower of cost or market valuation adjustment recorded for the correspondent home equity loans ($382.5 million) and purchased residential mortgage loans ($7.1 million) that were classified as held for sale at December 31, 2006.

(2)	The provision for credit losses on the consolidated statement of operations consists of the sum of the provision for loan losses and the provision for unfunded lending commitments.

(3)	The reserve for unfunded commitments is classified in other liabilities on the consolidated balance sheet.
See Note 1 for SHUSA’s charge-off policy with respect to its various loan types.
Non-interest Income/(Loss). Total non-interest income/(loss) was $342.3 million for 2009 compared to $(818.7) million for 2008. Several factors contributed to this change as discussed below.
Consumer banking fees were $369.8 million for 2009 compared to $312.6 million in 2008. This increase was primarily due to an increase of $26.6 million in deposit fees as we were able to implement certain pricing changes. Additionally, consumer loan fees increased $29.8 million due to the inclusion of SCUSA. Commercial banking fees were $187.3 million for 2009 compared to $213.9 million in 2008. The Company has experienced a decline of $22.0 million on precious metal fees due to our decision to deemphasize this business to focus on relationships within our core markets. The remaining decline is due to a reduction in the size of Sovereign Bank’s commercial loan portfolio due to current economic conditions.
Mortgage banking results consist of fees associated with servicing loans not held by SHUSA, as well as amortization and changes in the fair value of mortgage servicing rights. Mortgage banking results also include gains or losses on the sales of mortgage, home equity loans and lines of credit and multi-family loans and mortgage-backed securities that were related to loans originated or purchased and held by SHUSA, as well as gains or losses on mortgage banking derivative and hedging transactions. Mortgage banking revenues had a net loss of $129.5 million for 2009 compared to a net loss of $13.2 million for 2008. The 2009 net loss was driven by an increase in recourse reserves on multi-family loans that were sold to Fannie Mae. The increase in the recourse reserves in 2009 were related to deterioration particularly in multi-family loans sold to Fannie Mae that were originated outside of our geographic footprint.

The table below summarizes the components of net mortgage banking revenues (in thousands):

	Twelve-months ended December 31,
	2009	2008
Impairments to mortgage servicing rights	$(3,274)	$(47,342)
Recoveries/(impairments) to multi-family servicing rights	596	(5,916)
Residential mortgage and multi-family servicing fees	53,943	50,002
Amortization of residential mortgage and multi-family servicing rights	(64,897)	(36,259)
Net gains/losses on hedging activities	(3,863)	6,205
Gain on sales of mortgages	71,120	18,985
Gain/loss on sales of multi-family loans	(183,129)	1,099

Total	$(129,504)	$(13,226)

During 2009, SHUSA sold $566.0 million of multi-family loans and recorded gains of $5.8 million in connection with the sales compared to $2.6 billion of multi-family loans and related gains of $20.8 million in 2008. These gains were reduced by increases to recourse reserve levels of $188.9 million in 2009 and $19.7 million in 2008. In 2009 and 2008, SHUSA sold $5.7 billion and $3.2 billion of mortgage loans and recorded gains of $71.1 million and $19.0 million, respectively. The increase in mortgage sales and related gains was due to the low interest rate environment which led to higher mortgage refinancings and improved execution of sales to Fannie Mae and Freddie Mac.
At December 31, 2009, SHUSA serviced approximately $14.8 billion of residential mortgage loans for others and our net mortgage servicing asset was $127.6 million, compared to $13.1 billion of loans serviced for others and a net residential mortgage servicing asset of $112.5 million, at December 31, 2008. The most important assumptions in the valuation of mortgage servicing rights are anticipated loan prepayment rates (CPR speed) and the positive spread we receive on holding escrow related balances. Increases in prepayment speeds (which are generally driven by lower long term interest rates) result in lower valuations of mortgage servicing rights, while lower prepayment speeds result in higher valuations. The escrow related credit spread is the estimated reinvestment yield earned on the serviced loan escrow deposits. Increases in escrow related credit spreads result in higher valuations of mortgage servicing rights while lower spreads result in lower valuations. For each of these items, SHUSA must make assumptions based on future expectations. All of the assumptions are based on standards that we believe would be utilized by market participants in valuing mortgage servicing rights and are consistently derived and/or benchmarked against independent public sources. Additionally, an independent appraisal of the fair value of our mortgage servicing rights is obtained annually and is used by management to evaluate the reasonableness of our discounted cash flow model. For 2009, SHUSA recorded mortgage servicing right impairment charges of $3.3 million due to an increase in prepayment speed assumptions and changes in interest rates compared to impairment charges of $47.3 million in 2008.
Listed below are the most significant assumptions that were utilized by SHUSA in its evaluation of mortgage servicing rights for the periods presented.

	December 31, 2009	December 31, 2008	December 31, 2007
CPR speed	24.44%	29.65%	14.70%
Escrow credit spread	3.17%	4.35%	5.12%
SHUSA will periodically sell qualifying mortgage loans to FHLMC, GNMA, and FNMA in return for mortgage-backed securities issued by those agencies. The Company reclassifies the net book balance of the loans sold to such agencies from loans to investment securities available for sale. For those loans sold to the agencies in which SHUSA retains servicing rights, the Company allocates the net book balance transferred between servicing rights and investment securities based on their relative fair values. If SHUSA sells the mortgage-backed securities which relate to underlying loans previously held by the Company, the gain or loss on the sale is recorded in mortgage banking income in the accompanying consolidated statement of operations. The gain or loss on the sale of all other mortgage-backed securities is recorded in gains on sales of investment securities on the consolidated statement of operations.
SHUSA originates and sells multi-family loans in the secondary market to Fannie Mae while retaining servicing. Under the terms of the sales program with Fannie Mae, we retain a portion of the credit risk associated with such loans. As a result of this agreement with Fannie Mae, SHUSA retains a 100% first loss position on each multi-family loan sold to Fannie Mae under such program until the earlier to occur of (i) the aggregate losses on the multi-family loans sold to Fannie Mae reaching the maximum loss exposure for the portfolio as a whole ($245.7 million as of December 31, 2009) or (ii) until all of the loans sold to Fannie Mae under this program are fully paid off. The maximum loss exposure is available to satisfy any losses on loans sold in the program subject to the foregoing limitations.
The Company has established a liability which represents the fair value of the retained credit exposure. This liability represents the amount that the Company estimates that it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon an industry-based default curve with a range of estimated losses. At December 31, 2009, SHUSA had a $184.2 million liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae under this sales program.
At December 31, 2009 and December 31, 2008, SHUSA serviced $12.3 billion and $13.0 billion, respectively, of loans for Fannie Mae that had been sold to Fannie Mae pursuant to this program with a maximum potential loss exposure of $245.7 million and $249.8 million, respectively. As a result of retaining servicing, the Company had loan servicing assets of $9.3 million and $14.7 million at December 31, 2009 and 2008, respectively. SHUSA recorded servicing asset amortization of $9.0 million and $7.7 million related to the multi-family loans sold to Fannie Mae for 2009 and 2008, respectively, and recognized servicing assets of $3.0 million and $5.7 million, respectively.
SHUSA had capital markets losses of $1.8 million for 2009 compared to revenues of $23.8 million in 2008. In 2009, we recorded charges of $19.3 million within capital markets revenue to increase reserves for uncollectible swap receivables from customers due to deterioration in the credit worthiness of these companies. The remaining decrease from 2009 is due to reduced sales of certain products to our commercial loan customer due to decreased demand given current economic conditions.
Income related to bank owned life insurance decreased to $58.8 million for 2009 compared to $76.0 million in 2008. This $17.2 million, or 22.6% decrease, was due to decreased death benefits in 2009 as well as lower interest rates received on certain insurance policies.

Net losses on investment securities were $157.8 million for 2009, compared to $1.5 billion for 2008. Included in 2009 were impairment charges of $143.3 million on certain non-agency mortgage backed securities due to increased credit loss assumptions throughout 2009 due to continued deteriorating economic conditions, including higher levels of impairment. Included in 2008 was an OTTI charge of $575.3 million on FNMA and FHLMC preferred stock, an OTTI charge of $307.9 million on certain non-agency mortgage backed securities and a $602.3 million loss on the sale of our CDO portfolio. Our 2008 nonagency mortgage backed security OTTI charge was calculated based on accounting regulations in effect at that time. In April 2009, the accounting regulations in the United States changed the existing impairment guidelines in the following significant ways:
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
The “probability” standard relating to the collectability of cash flows was eliminated, and impairment is now considered to be other-than-temporary if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security (any such shortfall is referred to as a “credit loss”).
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
Upon adoption of these new accounting regulations, a cumulative effect adjustment was made to reclassify the non-credit portion of any other-than-temporary impairments (“OTTI”) previously recorded through earnings to accumulated other comprehensive income for investments held as of the beginning of the interim period of adoption. This adjustment should only be made if the entity does not intend to sell and more-likely-than-not will not be required to sell the security before recovery of its amortized cost basis (i.e., the impairment does not meet the new definition of other-than-temporary). The cumulative effect adjustment should be determined based on the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security as of the beginning of the interim period in which the new regulations is adopted. The cumulative effect adjustment should include the related tax effects.
The Company adopted these new regulations for the quarter ended March 31, 2009. Upon adoption, a cumulative effect adjustment was recorded in the amount of $246 million to increase retained earnings, with an increase to unrealized losses in other comprehensive income of $158 million and a reduction to our deferred tax valuation allowance of $88 million. The increase to retained earnings represented the non-credit related impairment charge related to the non-agency mortgage backed securities discussed above.
General and Administrative Expenses. Total general and administrative expenses were $1.5 billion for 2009 and for 2008, or an increase of 2.4%. The increase in 2009 is primarily related to $253.0 million of expenses attributable to the SCUSA contribution. Excluding SCUSA, general and administrative expense declined $216.9 million or 14.6% from 2008. These declines were due to cost management efforts implemented in 2009. At December 31, 2009, Sovereign Bank had total employees (excluding SCUSA) of 8,875 compared to 11,634 in 2008, a 23.7% decrease.
Other Expenses. Total other expenses were $603.7 million for 2009 compared to $302.0 million for 2008. Other expenses included amortization expense of core deposit intangibles of $75.7 million for 2009 compared to $103.6 million for 2008. This decrease is due to decreased core deposit intangible amortization expense on previous acquisitions. In 2009, SHUSA recorded merger-related and restructuring charges of $299.1 million for costs associated with the Santander acquisition. The majority of these costs related to change in control payments to certain executives and severance charges of $152.2 million as well as restricted stock acceleration charges of $45.0 million. The Company also incurred fees of approximately $26.4 million to third parties to successfully close the transaction and incurred branch consolidation charges of $32.2 million, write-offs of fixed assets and information technology platforms of $28.5 million. Finally, during the first quarter of 2009, SHUSA redeemed $1.4 billion of high cost FHLB advances incurring a debt extinguishment charge of $68.7 million. This decision was made to reduce interest expense in future periods since the advances were at above market interest rates due to the current low rate environment. In 2008, the Company recorded legal and investment advisory fees of $12.8 million related to Santander’s acquisition of SHUSA.
Deposit insurance expense increased to $137.4 million in 2009. The FDIC charges financial institutions deposit premium assessments to ensure it has reserves to cover deposits that are under FDIC insured limits. The FDIC Board of Directors has established a reserve ratio target percentage of 1.25%. This means that their “target” balance for the reserves is 1.25% of estimated insured deposits. Due to recent bank failures, the reserve ratio is currently below its target balance. In December 2008, the FDIC published a final rule that raised the current deposit assessment rates uniformly for all institutions by 7 basis points, effective in the first quarter of 2009. The FDIC also has announced that in the second quarter of 2009, additional fees will be assessed to institutions who have secured borrowings in excess of 15% of their deposits. The FDIC approved a special assessment charge of 5 cents per $100 of an institution’s assets minus its Tier 1 capital on June 30, 2009 to help bolster the reserve fund, which was payable on September 30, 2009. This resulted in a $35.3 million charge in our results for the three-month period ended June 30, 2009. As a result of these two events, deposit insurance expense increased to $137.4 million for the twelve-month period ended December 31, 2009 compared to $37.5 million for the corresponding periods in the prior year.
Other expense in 2008 includes a $95.0 million charge related to an equity interest in a mortgage loan broker as it was determined that this investment’s fair value was significantly below its cost.

Income Tax Expense/(Benefit). SHUSA recorded a benefit of $1.3 billion for 2009 compared to a provision of $723.6 million for 2008. The effective tax rate for 2009 was (114.3%) compared to 44.3% for 2008. During the three years ended December 31, 2008, we had cumulative pretax losses and considered this factor in our analysis of deferred taxes. Additionally, based on the continued economic uncertainty that existed at the end of 2008, it was determined that it was probable that the Company would not generate significant pretax income in the near term on a standalone basis. As a result of these facts, SHUSA recorded a $1.4 billion valuation allowance against its deferred tax assets. In 2009, Santander contributed the operation of SCUSA into SHUSA. SCUSA generated pre-tax income of $332.2 million for the year ended December 31, 2009. Additionally, SCUSA had pre-tax earnings of $261.6 million and $260.8 million in 2008 and 2007. As a result of this contribution, SHUSA updated its deferred tax realizability analysis by incorporating the future projections of SCUSA taxable income. As a result of incorporating future taxable income projections of SCUSA, the Company was able to reduce its deferred tax valuation allowance by $1.3 billion during third quarter of 2009. SHUSA continues to maintain a valuation allowance of $408.3 million related to deferred tax assets that will not be realized based on the current earnings projections as discussed above. The future realizability of our deferred taxes will be dependent on the earnings generated by SHUSA and its subsidiaries, primarily SCUSA and Sovereign Bank. The actual earnings generated by these entities in the future could impact the realizability (either negatively or positively) of our deferred tax assets in future periods. See Note 18 for a reconciliation of our effective tax rate to the statutory federal rate of 35%.
The Company is subject to the income tax laws of the U.S., its states and municipalities and certain foreign countries. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant Governmental taxing authorities. In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of these inherently complex tax laws.
Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. SHUSA reviews its tax balances quarterly and as new information becomes available, the balances are adjusted, as appropriate. The Company is subject to ongoing tax examinations and assessments in various jurisdictions. In late 2008, the Internal Revenue Service (the “IRS”) completed its examination of the Company’s federal income tax returns for the years 2002 through 2005. Included in this examination cycle are two separate financing transactions with an international bank totaling $1.2 billion. As a result of these transactions, SHUSA was subject to foreign taxes of $154.0 million during the years 2003 through 2005 and claimed a corresponding foreign tax credit for foreign taxes paid during those years. In 2006 and 2007, SHUSA was subject to an additional $87.6 million and $22.5 million, respectively, of foreign taxes related to these financing transactions and claimed a corresponding foreign tax credit. The IRS issued a notification of adjustment disallowing the foreign tax credits taken in 2003-2005 in the amount of $154.0 million related to these transactions; disallowing deductions for issuance costs and interest expense related to the transaction which would result in an additional tax liability of $24.9 million and assessed interest and potential penalties, the combined amount of which totaled approximately $70.8 million. SHUSA has paid the additional tax due resulting from the IRS’ adjustments, as well as the assessed interest and penalties and has filed a lawsuit against the government seeking the refund of those amounts in Federal District Court. In addition, the IRS has commenced its audit for the years 2006 and 2007. We expect that in the future the IRS will propose to disallow the foreign tax credits and deductions taken in 2006 and 2007 of $87.6 million and $22.5 million, respectively; disallow deductions for issuance costs and interest expense which would result in an additional tax liability of $37.1 million; and to assess interest and penalties. SHUSA continues to believe that it is entitled to claim these foreign tax credits taken with respect to the transactions and also continues to believe it is entitled to tax deductions for the related issuance costs and interest deductions based on tax law. SHUSA also believes that its recorded tax reserves for its position of $57.7 million adequately provides for any potential exposure to the IRS related to these items. However, as the Company continues to go through the litigation process, we will continue to evaluate the appropriate tax reserve levels for this position and any changes made to the tax reserves may materially affect SHUSA’s income tax provision, net income and regulatory capital in future periods.
Line of Business Results. SCUSA continues to be managed as a separate business unit with its own systems and processes. For segment reporting purposes, SCUSA has been reflected as a stand-alone business segment.
With the exception of our SCUSA segment, SHUSA’s segment results are derived from the Company’s business unit profitability reporting system by specifically attributing managed balance sheet assets, deposits and other liabilities and their related interest income or expense to each of our segments. Funds transfer pricing methodologies are utilized to allocate a cost for funds used or a credit for funds provided to business line deposits, loans and selected other assets using a matched funding concept. The provision for credit losses recorded by each segment is based on the net charge-offs of each line of business and the difference between the provision for credit losses recognized by the Company on a consolidated basis and the provision recorded by the business line at the time of charge-off is allocated to each business line based on the risk profile of their loan portfolio. Other income and expenses directly managed by each business line, including fees, service charges, salaries and benefits, and other direct expenses as well as certain allocated corporate expenses are accounted for within each segment’s financial results. Where practical, the results are adjusted to present consistent methodologies for the segments. Accounting policies for the lines of business are the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business. In connection with the acquisition of the Company by Santander in the first quarter of 2009, certain changes to our executive management team were announced. These events impacted how our executive management team measured and assessed our business performance.
As a result of these changes, we now have five reportable segments. The Company’s segments are focused principally around the customers SHUSA serves. The Retail Banking Division is primarily comprised of Sovereign Bank’s branch locations and our residential mortgage business. Our branches offer a wide range of products and services to customers and each attracts deposits by offering a variety of deposit instruments including demand and NOW accounts, money market and savings accounts, certificates of deposits and retirement savings plans. Our branches also offer certain consumer loans such as home equity loans and other consumer loan products. It also provides business banking loans and small business loans to individuals. Finally our residential mortgage business reports into our head of Retail Banking. Our specialized business segment is primarily comprised of leases to commercial customers, our New York multi-family and national commercial real estate lending group, our automobile dealer floor plan lending group and our indirect automobile lending group. The Middle Market segment provides the majority of SHUSA’a commercial lending platforms such as commercial real estate loans and commercial industrial loans and also contains the Company’s related commercial deposits. SCUSA is a specialized consumer finance company engaged in the purchase, securitization and servicing of retail installment contracts originated by automobile dealers. A significant portion of SCUSA’s loan portfolio is generated from the state of Texas. The Other segment includes earnings from the investment portfolio (excluding any investments purchased by SCUSA), interest expense on the Company’s borrowings and other debt obligations (excluding any borrowings held by SCUSA), amortization of Sovereign Bank intangible assets and certain unallocated corporate income and expenses.

The Retail Banking Division’s net interest income decreased $212.6 million to $594.3 million in 2009. The decrease in net interest income was principally due to margin compression on a matched funded basis due to the recent Federal Reserve interest rate cuts which have reduced the spreads that our Retail Banking Division receives on their deposits. The net spread on a match funded basis for this segment was 1.02% in 2009 compared to 1.39% in 2008. The average balance of Retail Banking Division’s loans was $21.4 billion and $23.0 billion during 2009 and 2008, respectively. The average balance of deposits was $38.1 billion in 2009 compared to $36.8 billion in 2008. In addition to the Federal Reserve rate cuts which negatively impacted deposit spreads, Sovereign Bank originated a high level of promotional money market and time deposit balances in late September and early October of 2008 prior to being acquired by Santander. These deposits helped stabilize our liquidity levels but were at above market rate costs and as a result have hurt the Retail Banking segments deposit spreads. We intend to reprice these deposits to market based terms when the promotional periods expire and we expect that deposit spreads in future periods will improve. The provision for credit losses increased in 2009 to $333.3 million from $201.1 million in 2008, and is driven by increased allowance allocations for the division’s loan portfolio. Provision levels have been at elevated levels since the third quarter of 2008 and will continue to be negatively impacted by weak economic conditions and high levels of unemployment. General and administrative expenses (including allocated corporate and direct support costs) decreased from $1.0 billion for 2008 to $899.7 million for 2009. The decrease in general and administrative expenses is due to tighter cost controls and a lower headcount within our retail banking division.
The Specialized Business segment net interest income decreased $6.5 million to $325.7 million in 2009. The net spread on a match funded basis for this segment was 1.80% in 2009 compared to 1.88% in 2008. The average balance of loans was $17.8 billion and $20.6 billion during 2009 and 2008, respectively. The average balance of deposits was $363.1 million in 2009 compared to $435.9 million in 2008. The decrease in fees and other income of $216.8 million to $(124.1) million for 2009 was primarily generated by a $188.9 million charge to increase our recourse reserves associated with the sales of multi-family loans to Fannie Mae. The provision for credit losses increased in 2009 to $566.6 million from $449.8 million in 2008 due primarily to a higher level of allowances on our multi-family loan portfolio. Credit losses in this segment were much higher than anticipated due primarily to auto loans that were originated by our Southeast and Southwest production offices. General and administrative expenses (including allocated corporate and direct support costs) decreased from $103.6 million for 2008 to $81.7 million for 2009.
The Middle Market segment net interest income decreased $102.9 million to $326.6 million for 2009 compared to 2008 due to a decrease in our commercial loan portfolios from reduced demand for these loan products due to the current economic environment. The average balance of loans was $13.4 billion in 2009 versus $14.0 billion during 2008. The net spread on a match funded basis for this segment was 1.79% in 2009 compared to 2.08% in 2008. The provision for credit losses increased by $103.6 million in 2009 to $363.7 million due to higher reserve allocations on certain segments within our commercial loan portfolio, particularly those related to the residential real estate industry. Provision levels have been at elevated levels since the third quarter of 2008 due to the weak economic environment. Future provision levels will continue to be significantly impacted by economic conditions. General and administrative expenses (including allocated corporate and direct support costs) decreased from $125.1 million for 2008 to $75.1 million in 2009 due to tighter expense management controls and lower headcount levels due to staff reductions.
The SCUSA segment net interest income was $1.3 billion in 2009. The average balance of loans was $6.6 billion in 2009. Average borrowings were $6.1 billion with an average cost of 3.84% in 2009. Fees and other income were $30.7 million in 2009. The provision for credit losses was $720.9 million in 2009. General and administrative expenses were $253.0 million in 2009. SCUSA continues to remain profitable due to aggressive pricing on its loan portfolio, favorable financing costs and adequate sources of liquidity which in a large part is attributable to its relationship with Santander. Additionally, SCUSA’s successful servicing and collection practices have enabled them to maximize cash collections on their portfolio and generate servicing fee income. Future profitability levels will depend on controlling credit losses and continuing to be able to effectively price its portfolio. SCUSA’s business has also been favorably impacted by the fact that certain competitors have exited the subprime auto market.
The net loss before income taxes for the Other segment decreased from $1.5 billion in 2008 to $669.9 million in 2009. Net interest income decreased from $313.8 million in 2008 to $119.5 million for 2009. The 2009 results included charges of $36.9 million and $143.3 million related to the OTTI charges on FNMA and FHLMC preferred stock and the non-agency mortgage backed securities portfolio, respectively. Additionally, 2009 results included charges of $299.1 million related to certain restructuring and merger charges. The 2008 loss resulted from the previously discussed $602.3 million loss on the sale of our CDO portfolio, $307.9 million OTTI charge on non-agency mortgage backed securities and $575.3 million OTTI charge on FNMA and FHLMC preferred stock. The 2008 results included charges associated with executive and other employee severance arrangements and certain other restructuring activities of $23.4 million. Finally, the Other segment included a deferred tax asset valuation allowance of $1.4 billion and a $95.0 million impairment charge related to our equity method investments in 2008 whereas 2009 results include a deferred tax valuation reversal of $1.3 billion.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2008 AND 2007

	YEAR ENDED DECEMBER 31,
(Dollars in thousands, except per share data)	2008	2007
Net interest income	$1,882,442	$1,843,243
Provision for credit losses	911,000	407,692
Total non-interest income	(818,743)	354,396
General and administrative expenses	1,484,306	1,336,865
Other expenses	302,027	1,862,794
Net (loss)/income	$(2,357,210)	$(1,349,262)
The major factors affecting comparison of earnings and diluted earnings per share between 2008 and 2007 were:
•	Net interest income increased 2.1% during 2008 due to an expansion in net interest margin to 2.87% from 2.67% partially offset by a $3.3 billion decline in earning assets.

•	The increase in provision for credit losses in 2008 is related to the previously mentioned deterioration in our loan portfolios due to the current economic environment.

•	Included in non-interest income:
(1)	Net losses on investment securities of $1.5 billion and $176.4 million in 2008 and 2007, respectively. Our 2008 and 2007 results included OTTI charges of $575.3 million and $180.5 million, respectively, on FNMA and FHLMC preferred stock. Net losses on investment securities in 2008 also included a $602.3 million loss on the sale of our CDO portfolio and a $307.9 million OTTI charge on non-agency mortgage backed securities. See Note 7 for additional details.

(2)	An increase in capital markets revenues of $43.1 million due to charges of $46.9 million related to customers who defaulted on repurchase agreements and other financing obligations during 2007.

(3)	An increase in mortgage banking revenues in 2008 of $54.6 million due to a $119.9 million lower of cost or market adjustment related to certain correspondent home equity loans in the first quarter of 2007. These loans were classified as held for sale at the end of 2006 but management determined in the first quarter of 2007 to retain the loans in the portfolio. An additional adjustment was recorded prior to this reclassification to write these loans down to fair value. Mortgage banking revenues included a $47.3 million residential MSR impairment in 2008 due to increased prepayment speed assumptions due to lower market interest rates.
•	Increases in general and administrative expenses in 2008 were due primarily to increased cash based compensation of $68.3 million. REO and loan expenses also increased $17.6 million as a result of deteriorating credit conditions. Marketing expense increased $22.9 million due to the certain retail banking initiatives during 2008 as well as advertising campaigns incurred in the fourth quarter of 2008 to reclaim deposits lost at the end of the third quarter and related to the Santander transaction.
•	Other expenses have decreased due primarily to non-deductible goodwill impairment charges of $943 million in our Metro New York reporting unit (now classified in our Retail Banking segment) and $634 million in our Shared Services Consumer (now principally our Specialized Business segment) reporting unit in 2007. SHUSA also recorded restructuring and ESOP termination charges of $102.1 million in 2007. 2008 results included an impairment charge of $95.0 million on an equity method investment. Additionally, deposit insurance premiums increased $28.5 million due to FDIC regulations to implement the Reform Act.
•	SHUSA recorded an income tax expense of $723.6 million in 2008 compared to a benefit of $60.5 million in 2007. As previously discussed 2008 results included a valuation allowance of $1.4 billion due to the conclusion that it was more likely than not that our deferred tax assets were not realizable on a stand alone basis. 2007 tax results were significantly impacted by the aforementioned significant charges which magnified the impact of our favorable permanent tax-free items.
Net Interest Income. Net interest income for 2008 was $1.9 billion compared to $1.8 billion for 2007, or an increase of 2.1%. The increase in net interest income in 2008 was due to the reduction in market rates which reduced our deposit and borrowing costs in excess of reductions in yields on earning assets since we were liability sensitive in 2008.
Interest on investment securities and interest-earning deposits was $584.0 million for 2008 compared to $791.8 million for 2007. Our average investment portfolio declined by $2.5 billion during 2008 to 14.9% of our total average assets in 2008 compared to 17.0% in 2007. Additionally, the Company has been working on reducing the duration of its investment portfolio to reduce interest rate risk. The average life of our investment portfolio declined to 4.62 years at December 31, 2008 compared to 5.24 years at December 31, 2007. Reducing the average life of our investment portfolio has negatively impacted the overall yield on this asset class; however, it reduces the impact that changes in interest rates have on the market value of our balance sheet.
Interest on loans was $3.3 billion and $3.9 billion for 2008 and 2007, respectively. The average balance of loans was $57.7 billion with an average yield of 5.82% for 2008 compared to an average balance of $58.2 billion with an average yield of 6.66% for 2007. The decrease in average yields year to year is due primarily to decreased yields on our commercial loan portfolios which is due to decreases in the one-month and three-month LIBOR rates throughout 2008. At December 31, 2008, approximately 31% of our total loan portfolio reprices monthly or more frequently.
Interest on total deposits was $951.6 million for 2008 compared to $1.6 billion for 2007. The average balance of deposits was $40.3 billion with an average cost of 2.36% for 2008 compared to an average balance of $44.4 billion with an average cost of 3.67% for 2007. Additionally, the average balance of non-interest bearing deposits increased to $6.5 billion in 2008 from $6.4 billion in 2007. The decrease in interest expense is due to the impact of Fed rate cuts in 2008. The decrease in the average balance of deposits was primarily due to a decision to de-emphasize non-core wholesale deposits.

Interest on borrowings and other debt obligations was $1.1 billion for 2008 compared to $1.2 billion for 2007. The average balance of total borrowings and other debt obligations was $22.9 billion with an average cost of 4.76% for 2008 compared to an average balance of $22.4 billion with an average cost of 5.39% for 2007. The decrease in the cost of funds on borrowings and other debt obligations resulted principally from the lower rates on short-term sources of funding including repurchase agreements and overnight FHLB advances. Part of the increase in average balances is the result of the issuance of $1.6 billion of senior unsecured debt in December 2008 under the FDIC’s Temporary Liquidity Guarantee Program (“TLG Program”), which consisted of $1.4 billion in 3 year fixed rate unsecured notes at 2.75% issued by the Bank and $250 million in 3.5 year fixed rate senior unsecured notes at 2.5% issued by SHUSA. This debt is backed by the full faith and credit worthiness of the U.S. government. In order to obtain this guarantee, an upfront payment of $41.5 million and $8.7 million was made to the FDIC. This cost, along with other transaction costs and a slight discount on the issuance of these notes results in these borrowings having an effective rate of 3.92% and 3.73%, respectively.
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
During 2008, Sovereign Bank experienced increases in non-performing assets in our commercial lending and commercial real estate portfolios. Non-performing assets for these portfolios increased to $244.8 million and $319.6 million at December 31, 2008 from $85.4 million and $61.8 million at December 31, 2007. Charge-offs on these portfolios were $169.0 million and $32.8 million in 2008 compared to $34.9 million and $15.5 million in 2007. Given these changes, we increased our allowance for loan losses for these portfolios by approximately $222.8 million and $80.9 million during 2008. This increase was a significant component of our provision for credit losses of $911.0 million for the twelve-month period ended December 31, 2008.
It was determined during 2008 that the U.S. economy entered into a recession in December 2007. When we established our allowance for loan loss at the end of 2007 we anticipated that economic conditions would continue to weaken. However, the contraction in the U.S. economy in the latter half of 2008 has been at a pace not seen in approximately 30 years. This harsh environment further depressed asset values and led to increases in unemployment which continued into 2009. Net charge offs increased substantially in 2008 to $477.1 million from $143.8 million. Given the economic weakness that existed in 2008, Sovereign Bank increased its provision for credit losses by $503 million from 2007 levels.
Our provision for credit losses in 2007 was impacted by the following items discussed below.
During 2007, SHUSA’s outstanding auto loan portfolio increased from $5.0 billion at December 31, 2006 to $7.2 billion at December 31, 2007. The majority of this growth was obtained through the Southwest and Southeast production offices, which had total originations of $2.8 billion in 2007. The average yield on this portfolio was 8.04%, compared to 7.61% on our 2007 loan originations within our geographic footprint. Although credit losses were expected to be higher in the Southeast and Southwest, we saw an increase in losses during the second half of 2007 in excess of what was expected. Management decided to cease originations in the Southeast and Southwest auto lending business effective January 31, 2008 as a result of the low profitability on these loans. We increased the overall allowance for loan loss on the auto loan portfolio by $85 million during the second half of 2007 to provide for additional credit losses anticipated to be incurred on our auto loan portfolio.
In 2007, SHUSA recorded $50.5 million of additional reserves to cover higher expected losses on certain correspondent home equity loans that were not sold due to adverse market conditions in the housing market. In 2007, the Company also experienced further deterioration in the credit quality of certain commercial loans due to weakening market conditions. As a result of market conditions, an increase in criticized and non-accrual loans and growth of $2 billion in our commercial real estate loans and commercial industrial loans, SHUSA increased the provision for credit losses by approximately $59 million for our commercial portfolio.
The ratio of net loan charge-offs to average loans, including loans held for sale, was 0.83% for 2008, compared to 0.25% for 2007. The consumer loans secured by real estate net charge-off rate was 0.36% for 2008, compared to 0.07% for 2007. The consumer loans not secured by real estate (primarily auto loans) net charge-off rate was 2.72% for 2008 and 1.15% for 2007. Commercial loan net charge-offs as a percentage of average commercial loans were 0.70% for 2008, compared to 0.20% for 2007. Charge-off trends for our entire portfolio have been increasing throughout 2008 and were 1.32% in the fourth quarter.
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
Mortgage banking results consist of fees associated with servicing loans not held by SHUSA, as well as amortization and changes in the fair value of mortgage servicing rights. Mortgage banking results also include gains or losses on the sales of mortgage, home equity loans and lines of credit and multi-family loans and mortgage-backed securities that were related to loans originated or purchased and held by the Company, as well as gains or losses on mortgage banking derivative and hedging transactions. Mortgage banking revenues had a net loss of $13.2 million for 2008 compared to a net loss of $67.8 million for 2007. The 2008 net loss was driven by a residential mortgage servicing rights impairment charge due to increased prepayment speed assumptions at year end from lower market interest rates. The 2007 net loss was due to charges related to the sale of the majority of our correspondent home equity portfolio.

The table below summarizes the components of net mortgage banking revenues (in thousands):

	Twelve-months ended December 31,
	2008	2007
Impairments to mortgage servicing rights	$(47,342)	$(1,415)
Impairments to multi-family servicing rights	(5,916)	—
Residential mortgage and multi-family servicing fees	50,002	42,197
Amortization of residential mortgage and multi-family servicing rights	(36,259)	(36,806)
Net gains on hedging activities	6,205	51
Net gain recorded on commercial mortgage backed securitization	—	4,475
Gain on sales of mortgages	18,985	18,295
Gain on sales of multi-family loans	1,099	26,203
Loss related to correspondent home equity portfolio	—	(120,792)

Total	$(13,226)	$(67,792)

During 2008, SHUSA sold $2.6 billion of multi-family loans and recorded gross gains of $20.8 million in connection with the sales compared to $3.7 billion of multi-family loans and related gains of $26.2 million in 2007. 2008 results were negatively impacted by increases to recourse reserve levels of $19.7 million in the latter half of the year. In 2008 and 2007, SHUSA sold $3.2 billion and $3.1 billion of mortgage loans and recorded gains of $19.0 million and $18.3 million, respectively.
In 2007, SHUSA securitized $687.7 million and $327.0 million of multi-family and commercial real estate loans, respectively and retained certain subordinated certificates in this transaction. In connection with the $1.0 billion securitization, SHUSA recorded a net gain of $10.5 million. This gain was determined based on the carrying amount of the loans sold, including any related allowance for loan loss, and was allocated to the loans sold and the retained interests, based on their relative fair values at the sale date. Additionally, SHUSA recorded hedge losses of $7.8 million during 2007 related to certain multi-family and commercial real estate loans held for sale.
At December 31, 2008, the Company serviced approximately $13.1 billion of residential mortgage loans for others and our net mortgage servicing asset was $112.5 million, compared to $11.2 billion of loans serviced for others and a net residential mortgage servicing asset of $141.1 million, at December 31, 2007. For 2008, SHUSA recorded mortgage servicing right impairment charges of $47.3 million due to an increase in prepayment speed assumptions and changes in interest rates compared to impairment charges of $1.4 million in 2007.
Listed below are the most significant assumptions that were utilized by the Company in its evaluation of mortgage servicing rights for the periods presented.

	December 31, 2008	December 31, 2007	December 31, 2006
CPR speed	29.65%	14.70%	14.23%
Escrow credit spread	4.35%	5.12%	4.85%
At December 31, 2008 and December 31, 2007, SHUSA serviced $13.0 billion and $10.9 billion, respectively, of loans for Fannie Mae that had been sold to Fannie Mae with a maximum potential loss exposure of $249.8 million and $206.8 million, respectively. As a result of retaining servicing, the Company had loan servicing assets of $14.7 million and $20.4 million at December 31, 2008 and 2007, respectively. SHUSA recorded servicing asset amortization of $7.7 million and $10.7 million related to the multi-family loans sold to Fannie Mae for 2008 and recognized servicing assets of $5.7 million.
Capital markets revenues increased to $23.8 million for 2008 compared to a net loss of $19.3 million in 2007. In 2007, we recorded charges of $46.9 million within capital markets revenue related to losses on repurchase agreements and other financing obligations that SHUSA provided to a number of mortgage companies who declared bankruptcy and/or defaulted on their agreements. These mortgage companies were impacted by adverse developments in the non-prime sector. The repurchase agreements and other financing obligations were secured by rated and non-rated investment securities and/or mortgage loans. The charge SHUSA recorded on the repurchase agreements and other financing obligations was necessary since the value of the underlying collateral was less than the outstanding amount of the repurchase agreement.
Income related to bank owned life insurance decreased to $76.0 million for 2008 compared to $85.9 million in 2007. This $9.9 million, or 11.5% decrease, was due to decreased death benefits in 2008 as well as lower interest rates received on our insurance policies.
Net losses on investment securities were $1.5 billion for 2008, compared to $176.4 million for 2007. Included in 2008 was an OTTI charge of $575.3 million on FNMA and FHLMC preferred stock, an OTTI charge of $307.9 million on certain non-agency mortgage backed securities and a $602.3 million loss on the sale of our CDO portfolio.
General and Administrative Expenses. Total general and administrative expenses were $1.5 billion for 2008 compared to $1.3 billion in 2007, or an increase of 11.0%. The increase in 2008 is primarily related to increases of $81.9 million and $22.9 million in compensation and benefits and marketing expenses, respectively. Marketing costs were higher than the prior year for deposit gathering initiatives throughout 2008 as well as adverting associated with the Santander acquisition of the Company. At December 31, 2008, SHUSA had total employees of 11,634 compared to 11,976 in 2007, a 2.9% decrease.
Other Expenses. Total other expenses were $302.0 million for 2008 compared to $1.9 billion for 2007. In 2007, we recorded a $1.6 billion goodwill impairment charge. Other expenses included amortization expense of core deposit intangibles of $103.6 million for 2008 compared to $126.7 million for 2007. This decrease is due to decreased core deposit intangible amortization expense on previous acquisitions. In 2008, SHUSA recorded legal and investment advisory fees of $12.8 million related to Santander’s acquisition of the Company. Additionally, in 2008, SHUSA recorded a $95.0 million charge related to an equity method investment as it was determined that this investment’s fair value was significantly below its cost. In 2007, SHUSA recorded restructuring charges of $62.0 million which was associated with executive and other employee severance arrangements and other restructuring charges activities. See Note 27 for details on these charges.

During 2007, SHUSA’s executive management team and Board of Directors decided to freeze the Company’s Employee Stock Ownership Plan (ESOP). The debt owed by the ESOP was repaid with the proceeds from the sale of a portion of the unallocated shares held by the ESOP and all remaining shares were allocated to the eligible participants. SHUSA recorded a non-deductible, non-cash charge of $40.1 million during 2007 based on the value of its common stock on the date that the ESOP was repaid.
Other expense related to equity method investments includes an investment that SHUSA has in a synthetic fuel partnership that generates Section 29 tax credits for the production of fuel from a non-conventional source (“the Synthetic Fuel Partnership”). Reductions in the investment value and our allocation of the partnership’s earnings or losses totaled $26.2 million for 2007 and is included as expense in the line “Equity method investment expense” in our consolidated statement of operations, while the alternative energy tax credits we received were included as a reduction of income tax expense. This investment matured at the end of 2007; therefore, SHUSA did not incur any expenses or receive any tax credits related to the Synthetic Fuel Partnership in 2008.
Income Tax Expense/(Benefit). SHUSA recorded a provision of $723.6 million for 2008 compared to a benefit of $60.5 million for 2007. The effective tax rate for 2008 was 44.3% compared to (4.3)% for 2007. 2008 provision levels were negatively impacted by the previously discussed valuation allowance on deferred taxes. See Note 18 for a reconciliation of our effective tax rate to the statutory federal rate of 35%.
Line of Business Results. The Retail Banking Division’s net interest income decreased $724.6 million to $806.9 million in 2008 from 2007. The decrease in net interest income was principally due to margin compression on a matched funded basis due to the recent Federal Reserve interest rate cuts which have reduced the spreads that our Retail Banking Division receives on their deposits. The net spread on a match funded basis for this segment was 1.39% in 2008 compared to 2.23% in 2007. The average balance of Retail Banking Division’s loans was $23.0 billion and $24.4 billion during 2008 and 2007, respectively. The average balance of deposits was $36.8 billion in 2008 compared to $42.9 billion in 2007. The provision for credit losses increased in 2008 to $201.1 million from $83.0 million in 2007 due to increased net loan charge-offs in 2008. General and administrative expenses (including allocated corporate and direct support costs) increased from $916.1 million for 2007 to $1.0 billion for 2008. The increase in general and administrative expenses is due to increased benefit and retail banking incentive expenses.
The Specialized Business segment net interest income increased $41.4 million to $332.2 million in 2008 from 2007. The net spread on a match funded basis for this segment was 1.88% in 2008 compared to 1.82% in 2007. The average balance of Specialized Business loans was $20.6 billion and $21.7 billion during 2008 and 2007, respectively. The increase in fees and other income of $113.6 million to $92.8 million for 2008 was primarily generated by increased mortgage banking revenues which was primarily due to a charge of $119.9 million on our correspondent home equity loan portfolio in 2007. The provision for credit losses increased in 2008 to $449.8 million from $254.3 million in 2007 due primarily to a higher level of losses on our indirect auto portfolio particularly related to out-of-market auto loans. Credit losses in this segment were much higher than anticipated due primarily to auto loans that were originated by our Southeast and Southwest production offices. General and administrative expenses (including allocated corporate and direct support costs) increased from $96.4 million for 2007 to $103.6 million for 2008. The net loss before income taxes for the Specialized Business segment decreased from a loss of $712.0 million in 2007 to a loss of $155.3 million in 2008 due to the $634 million goodwill impairment charge attributable to this segment in 2007.
The Middle Market segment net interest income increased $188.4 million to $429.5 million for 2008 compared to 2007 due to growth in our commercial loan portfolios due to our emphasis on this asset class in 2008 and a de-emphasis on wholesale residential loans, investment securities and other lower yielding asset classes. The average balance of Middle Market segment loans was $14.0 billion in 2008 versus $11.9 billion during 2007. The net spread on a match funded basis for this segment was 2.08% in 2008 compared to 2.09% in 2007. Fees and other income have increased by $62.1 million to $70.5 million principally due to increased commercial deposit fees. The provision for credit losses increased by $189.8 million in 2008 to $260.1 million due to higher levels of commercial charge-offs in 2008 which was due to an increase in criticized assets, primarily in the construction lending, commercial real estate and commercial industrial lending portfolios. General and administrative expenses (including allocated corporate and direct support costs) increased from $115.4 million for 2007 to $125.1 million in 2008 due to increased salaries and bonuses related to the increased workforce to support the increase in commercial loans.
The net loss before income taxes for the Other segment increased from $769.5 million in 2007 to $1.5 billion in 2008. Net interest expense decreased from $220.2 million in 2007 to an income of $313.8 million for 2008. The Other segment includes net losses on securities of $1.5 billion and $176.3 million in 2008 and 2007, respectively. The 2008 loss resulted from the previously discussed $602 million loss on the sale of our CDO portfolio, $308 million OTTI charge on non-agency mortgage backed securities and $575 million other-than-temporary impairment charge on FNMA and FHLMC preferred stock. The 2007 loss resulted from a $180.5 million OTTI charge on FNMA and FHLMC preferred stock. The 2008 and 2007 results included charges associated with executive and other employee severance arrangements and certain other restructuring activities of $23.4 million and $62.0 million, respectively. Finally, the Other segment included $26.2 million of expense associated with the Synthetic Fuel Partnership in 2007. 2008 results included the previously discussed deferred tax asset valuation allowance of $1.4 billion and a $95.0 million impairment charge related to our equity method investments in a multifamily loan broker. The 2008 and 2007 results included amortization of intangibles of $103.6 million and $126.7 million, respectively.
Critical Accounting Policies
MD&A is based on the consolidated financial statements and accompanying notes that have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). Our significant accounting policies are described in Note 1 to the consolidated financial statements. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments, and, as such, have a greater possibility of producing results that could be materially different than originally reported. However, the Company is not currently aware of any reasonably likely events or circumstances that would result in materially different results. We have identified accounting for the allowance for loan losses and reserve for unfunded lending commitments, goodwill, derivatives and hedging activities and income taxes as our most critical accounting policies and estimates in that they are important to the portrayal of our financial condition and results, and they require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effects of matters that are inherently uncertain.
The Company’s senior management has reviewed these critical accounting policies and estimates with its Audit Committee. Information concerning the Company’s implementation and impact of new accounting standards issued by the Financial Accounting Standards Board (FASB) is discussed in Note 2.

Allowance for Loan Losses and Reserve for Unfunded Lending Commitments. The allowance for loan losses and reserve for unfunded lending commitments represent management’s best estimate of probable losses inherent in the loan portfolio. The adequacy of SHUSA’s allowance for loan losses and reserve for unfunded lending commitments is regularly evaluated. This evaluation process is subject to numerous estimates and applications of judgment. Management’s evaluation of the adequacy of the allowance to absorb loan losses takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans which have loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. Management also considers loan quality, changes in the size and character of the loan portfolio, amount of non-performing loans, and industry trends. During 2009 and 2008, we recorded significant increases to the provision for credit losses and the allowance for loan losses and reserve for unfunded lending commitments as a result of higher credit losses and deterioration in asset quality statistics for the commercial and consumer loan portfolios. Changes in these estimates could have a direct material impact on the provision for credit losses recorded in the income statement and could result in a change in the recorded allowance and reserve for unfunded lending commitments. For example, a change in the estimate resulting in a 5% to 10% difference in the allowance for loan losses and reserve for unfunded lending commitments would have resulted in an additional provision for credit losses of $103.9 million to $207.7 million as of December 31, 2009. The loan portfolio also represents the largest asset on our consolidated balance sheet. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses and reserve for unfunded lending commitments and a discussion of the factors driving changes in the amount of the allowance for loan losses and reserve for unfunded lending commitments is included in the Credit Risk Management section of this MD&A.
Goodwill. The purchase method of accounting for business combinations requires the Company to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the assets acquired and liabilities assumed. The excess of the purchase price of an acquired business over the fair value of the identifiable assets and liabilities represents goodwill. Goodwill totaled $4.1 billion at December 31, 2009.
Goodwill and other indefinite lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing. The impairment test for goodwill requires the Company to compare the fair value of business reporting units to their carrying value including assigned goodwill on an annual basis. In addition, goodwill is tested more frequently if changes in circumstances or the occurrence of events indicate impairment potentially exists.
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
During the first quarter of 2009, as previously discussed in SHUSA’s 2009 first quarter Form 10-Q, certain changes to our executive management were announced in connection with the acquisition of the Company by Santander.
As a result of these changes, SHUSA now has five reportable segments. The Company’s segments are focused principally around the customers SHUSA serves. The Retail Banking Division is primarily comprised of our branch locations and our residential mortgage business. Our branches offer a wide range of products and services to customers and each attracts deposits by offering a variety of deposit instruments including demand and NOW accounts, money market and savings accounts, certificates of deposits and retirement savings plans. Our branches also offer certain consumer loans such as home equity loans and other consumer loan products. It also provides business banking loans and small business loans to individuals. Finally our residential mortgage business reports into our head of Retail Banking. Our specialized business segment is primarily comprised of leases to commercial customers, our New York multi-family and national commercial real estate lending group, our automobile dealer floor plan lending group and our indirect automobile lending group. The Middle Market segment provides the majority of Sovereign Bank’s commercial lending platforms such as certain commercial real estate loans and commercial industrial loans and also contains the Company’s related commercial deposits. SCUSA is a specialized consumer finance company engaged in the purchase, securitization and servicing of retail installment contracts originated by automobile dealers. A significant portion of SCUSA’s loan portfolio is generated from the state of Texas. The Other segment includes earnings from the investment portfolio (excluding any investments purchased by SCUSA), interest expense on SHUSA’s borrowings and other debt obligations (excluding any borrowings held by SCUSA), amortization of intangible assets and certain unallocated corporate income and expenses.
We utilize a discounted cash flow analysis as well as various market approaches to estimate the fair value of our reporting units using market based assumptions. At December 31, 2009, the date of our annual required assessment, the fair value of the retail bank was well in excess of its book value. This reporting unit has limited credit exposure. The fair value of our middle market segment and our SCUSA segment were well in excess of book value. The fair value of the specialized business reporting unit was negative due to the deterioration in the operating results in the current year and in the latter half of 2008 from increased credit losses on its loan portfolios. However, during 2007, SHUSA had written off all its goodwill associated with this segment. Our retail segment had $2.3 billion and the middle market segment had $1.2 billion of goodwill assigned to it, and the SCUSA segment had $704.1 million of goodwill assigned to it.
Derivatives and Hedging Activities. SHUSA uses various derivative financial instruments to assist in managing interest rate risk. Derivative financial instruments are recorded at fair value as either assets or liabilities on the balance sheet. The accounting for changes in the fair value of a derivative instrument is determined by whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Transactions hedging changes in the fair value of a recognized asset, liability, or firm commitment are classified as fair value hedges. Derivative instruments hedging exposure to variable cash flows of recognized assets, liabilities or forecasted transactions are classified as cash flow hedges.
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

During 2009 and 2008, SHUSA had both fair value hedges and cash flow hedges recorded in the consolidated balance sheet as “other assets” or “other liabilities” as applicable. At December 31, 2009, no hedges were designated in fair value hedging relationships. For both fair value and cash flow hedges, certain assumptions and forecasts related to the impact of changes in interest rates on the fair value of the derivative and the item being hedged must be documented at the inception of the hedging relationship to demonstrate that the derivative instrument will be effective in hedging the designated risk. If these assumptions or forecasts do not accurately reflect subsequent changes in the fair value of the derivative instrument or the designated item being hedged, SHUSA might be required to discontinue the use of hedge accounting for that derivative instrument. Once hedge accounting is terminated, all subsequent changes in the fair market value of the derivative instrument must be recorded in earnings, possibly resulting in greater volatility in SHUSA’s earnings. If SHUSA’s outstanding derivative positions that qualified as hedges at December 31, 2009, were no longer considered effective, and thus did not qualify as hedges, the impact in 2009 would have been to lower pre-tax earnings by approximately $204 million.
Income Taxes. Deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. See Note 18 for details on the Company’s income taxes.
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
In evaluating this available evidence, management considers historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earning trends and the timing of reversals of temporary differences. The Company’s evaluation is based on current tax laws as well as management’s expectations of future performance.
SHUSA is subject to the income tax laws of the U.S., its states and municipalities as well as certain foreign countries. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant Governmental taxing authorities. The income taxes topic of the FASB Accounting Standards Codification prescribes a comprehensive model for how companies should recognize, measure, present, and disclose in their financial statements uncertain tax positions taken or expected to be taken on a tax return. Tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions shall initially and subsequently be measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. The disclosures are required to include an annual tabular roll forward of unrecognized tax benefits. In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of these inherently complex tax laws.
Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. SHUSA reviews its tax balances quarterly and as new information becomes available, the balances are adjusted, as appropriate. The Company is subject to ongoing tax examinations and assessments in various jurisdictions. In late 2008, the Internal Revenue Service (the “IRS”) completed its examination of the Company’s federal income tax returns for the years 2002 through 2005. Included in this examination cycle are two separate financing transactions with an international bank totaling $1.2 billion. As a result of these transactions, SHUSA was subject to foreign taxes of $154.0 million during the years 2003 through 2005 and claimed a corresponding foreign tax credit for foreign taxes paid during those years. In 2006 and 2007, SHUSA was subject to an additional $87.6 million and $22.5 million, respectively, of foreign taxes related to these financing transactions and claimed a corresponding foreign tax credit. The IRS issued a notification of adjustment disallowing the foreign tax credits taken in 2003-2005 in the amount of $154.0 million related to these transactions; disallowing deductions for issuance costs and interest expense related to the transaction which would result in an additional tax liability of $24.9 million and assessed interest and potential penalties, the combined amount of which totaled approximately $70.8 million. SHUSA has paid the additional tax due resulting from the IRS’ adjustments, as well as the assessed interest and penalties and has filed a lawsuit against the government seeking the refund of those amounts in Federal District Court. In addition, the IRS has commenced its audit for the years 2006 and 2007. We expect that in the future the IRS will propose to disallow the foreign tax credits and deductions taken in 2006 and 2007 of $87.6 million and $22.5 million, respectively; disallow deductions for issuance costs and interest expense which would result in an additional tax liability of $37.1 million; and to assess interest and penalties. SHUSA continues to believe that it is entitled to claim these foreign tax credits taken with respect to the transactions and also continues to believe it is entitled to tax deductions for the related issuance costs and interest deductions based on tax law. SHUSA also believes that its recorded tax reserves for its position of $57.7 million adequately provides for any potential exposure to the IRS related to these items. However, as the Company continues to go through the litigation process, we will continue to evaluate the appropriate tax reserve levels for this position and any changes made to the tax reserves may materially affect SHUSA’s income tax provision, net income and regulatory capital in future periods.
Financial Condition
Loan Portfolio. SHUSA’s loan portfolio at December 31, 2009 was $57.7 billion and was comprised of $29.1 billion of commercial loans (includes $4.6 billion of multi-family loans), $17.8 billion of consumer loans secured by real estate and $10.8 billion of consumer loans not secured by real estate. This compares to $31.8 billion of commercial loans (including $4.5 billion of multi-family loans), $18.3 billion of consumer loans secured by real estate, and $5.8 billion of consumer loans not secured by real estate at December 31, 2008.
Commercial real estate loans and commercial and industrial loans declined by 8.4% or $2.7 billion during 2009 to $29.1 billion. The decrease in commercial loans has been driven by slowing loan demand due to current economic conditions. Additionally, the Company has implemented a new pricing discipline on commercial loans to increase spreads on new loan originations and is being more selective in granting commercial loans.
Consumer loans secured by real estate (consisting of home equity loans and lines of credit of $7.1 billion and residential loans of $10.7 billion) totaled $17.8 billion at December 31, 2009, compared to $18.3 billion, at December 31, 2008. During 2009, SHUSA sold a higher percentage of its loan production to FNMA and FHLMC than in 2008 which led to a reduction in our consumer secured by real estate portfolio as management decided that this was prudent given the low interest rates on residential mortgage loans in 2009 given market conditions.

Consumer loans not secured by real estate increased by 86.4% or $5.0 billion in 2009 to $10.8 billion as a result of the decision by our parent company to contribute SCUSA into SHUSA during the third quarter of 2009. Excluding the impact of the SCUSA contribution, auto loans declined $2.1 billion due to run-off in Sovereign Bank’s indirect auto loan portfolio. Sovereign Bank ceased originating all indirect auto loans in January 2009.
Table 4 presents the composition of SHUSA’s loan portfolio by type of loan and by fixed and variable rates at the dates indicated (in thousands):
Table 4: Composition of Loan Portfolio

	AT DECEMBER 31,
	2009		2008		2007		2006		2005
	BALANCE	PERCENT	BALANCE	PERCENT	BALANCE	PERCENT	BALANCE	PERCENT	BALANCE	PERCENT

Commercial real estate loans	$12,453,575	21.6%	$13,181,624	23.6%	$12,306,914	21.2%	$11,514,983	18.4%	$7,209,180	16.4%
Commercial and industrial loans	12,071,896	20.9	14,078,893	25.2	14,359,688	24.8	13,188,909	21.0	9,426,466	21.4
Multi-family	4,588,403	8.0	4,526,111	8.1	4,246,370	7.3	5,768,451	9.2	—	—

Total Commercial Loans	29,113,874	50.5	31,786,628	56.9	30,912,972	53.3	30,472,343	48.6	16,635,646	37.8

Residential mortgages	10,726,620	18.6	11,417,108	20.5	13,341,193	23.0	17,404,730	27.7	12,462,802	28.4
Home equity loans and lines of credit	7,069,491	12.2	6,891,918	12.3	6,197,148	10.7	9,443,560	15.1	9,793,124	22.3

Total Consumer Loans secured by real estate	17,796,111	30.8	18,309,026	32.8	19,538,341	33.7	26,848,290	42.8	22,255,926	50.7

Auto loans	10,496,510	18.2	5,482,852	9.8	7,236,301	12.5	4,990,869	7.9	4,566,052	10.4
Other	264,676	0.5	290,725	0.5	299,572	0.5	419,759	0.7	478,254	1.1

Total Consumer Loans	28,557,297	49.5	24,082,603	43.1	27,074,214	46.7	32,258,918	51.4	27,300,232	62.2

Total Loans	$57,671,171	100.0%	$55,869,231	100.0%	$57,987,186	100.0%	$62,731,261	100.0%	$43,935,878	100.0%

Total Loans with:
Fixed rates	$33,786,934	58.6%	$29,895,105	53.5%	$33,658,174	58.0%	$39,859,623	63.5%	$26,273,442	59.8%
Variable rates	23,884,237	41.4	25,974,126	46.5	24,329,012	42.0	22,871,638	36.5	17,662,436	40.2

Total Loans	$57,671,171	100.0%	$55,869,231	100.0%	$57,987,186	100.0%	$62,731,261	100.0%	$43,935,878	100.0%

Table 5 presents the contractual maturity of SHUSA’s commercial loans at December 31, 2009 (in thousands):
Table 5: Commercial Loan Maturity Schedule

	AT DECEMBER 31, 2009, MATURING
	In One Year	One To	After
	Or Less	Five Years	Five Years	Total
Commercial real estate loans	$2,486,085	$5,883,325	$4,084,165	$12,453,575
Commercial and industrial loans	4,355,059	5,874,581	1,842,256	12,071,896
Multi-family loans	544,975	2,548,933	1,494,495	4,588,403

Total	$7,386,119	$14,306,839	$7,420,916	$29,113,874

Loans with:
Fixed rates	$1,988,958	$6,675,635	$4,117,417	$12,782,010
Variable rates	5,397,161	7,631,204	3,303,499	16,331,864

Total	$7,386,119	$14,306,839	$7,420,916	$29,113,874

Investment Securities. SHUSA’s investment portfolio is concentrated in highly rated corporate-backed and asset-backed securities as well as mortgage-backed securities and collateralized mortgage obligations issued by federal agencies or private institutions. SHUSA’s available for sale investment strategy is to purchase liquid investments with intermediate maturities (average duration of 3-4 years). This strategy helps ensure that the Company’s overall interest rate risk position stays within policy requirements. The average life of our investment portfolio has declined to 3.86 years at December 31, 2009 versus 4.62 years at December 31, 2008 as we attempt to mitigate the impact that an increasing interest rate environment would have on our portfolio.
In determining if and when a decline in market value below amortized cost is other-than-temporary, SHUSA considers the duration and severity of the unrealized loss, the financial condition and near-term prospects of the issuers, and SHUSA’s intent and ability to hold the investments to allow for a recovery in market value in a reasonable period of time. When such a decline in value is deemed to be other-than-temporary, an impairment loss is recognized in current period operating results to the extent of the decline. See Note 7 for further discussion and analysis of our determination that the unrealized losses in the investment portfolio at December 31, 2009 were considered temporary.

In the third quarter of 2008 and the fourth quarter of 2007, SHUSA determined that certain unrealized losses on perpetual preferred stock of FNMA and FHLMC were other-than-temporary. The Company’s assessment considered the duration and severity of the unrealized losses, the financial condition and near term prospects of the issuers, and the likelihood of the market value of these instruments increasing to our initial cost basis within a reasonable period of time based upon the anticipated interest rate environment. As a result of these factors, SHUSA concluded that the unrealized losses were other-than-temporary and recorded a non-cash impairment charge of $575.3 million and $180.5 million in the third quarter of 2008 and the fourth quarter of 2007, respectively. The significant charge recorded in the third quarter of 2008 was due to the announcement by the U.S. Department of the Treasury, the Federal Reserve and the Federal Housing Finance Agency (FHFA) that the FHFA was putting Fannie Mae and Freddie Mac under conservatorship and giving management control to their regulator, the FHFA. In connection with this action, the dividends on our preferred shares were eliminated thereby significantly reducing the value of our investment. During 2009, we sold our entire FNMA/FHLMC preferred stock portfolio.
Our 2009 and 2008 results included OTTI charges of $143.3 million and $307.9 million, respectively, on non-agency mortgage backed securities. The deteriorating economic conditions have significantly impacted the fair value of certain non-agency mortgage backed securities. The collateral for these securities consists of residential loans originated by a diverse group of private label issuers. For the year ended December 31, 2009 and 2008, it was concluded that the Company would not recover all of its outstanding principal on certain bonds in our non-agency mortgage backed portfolio. Additionally, our 2009 results included OTTI charges of $36.9 million respectively, on Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”) preferred stock. On September 7, 2008 the U.S. Treasury, the Federal Reserve and the Federal Housing Finance Agency (FHFA) announced that the FHFA was putting FNMA and FHLMC under conservatorship and giving management control to their regulator, the FHFA. In connection with this action, the dividends on our preferred shares were eliminated thereby significantly reducing the value of this investment. In the third quarter of 2009, SHUSA decided to sell its entire FHLMC/FNMA preferred stock portfolio and recorded a gain of $20.3 million since the market value of these securities had increased since our last write down on March 31, 2009.
In order to reduce risk in the investment portfolio, SHUSA sold its entire portfolio of collateralized debt obligations (“CDOs”) during the third quarter of 2008. The CDO portfolio has experienced significant volatility during 2008 as a result of conditions in the credit markets. The Company recorded a pretax loss of $602.3 million in connection with the sale of these securities.
Additionally, during the latter half of the third quarter of 2008, SHUSA sold $4.7 billion of longer duration agency mortgage backed securities and municipal securities for a gain of $29.5 million. SHUSA sold these securities to reduce the duration of our investment portfolio and reduce the Company’s interest rate risk position in a rising rate environment.
The unrealized losses on the Company’s state and municipal bond portfolio decreased to $48.6 million at December 31, 2009 from $211.0 million at December 31, 2008. This portfolio consists of 100% general obligation bonds of states, cities, counties and school districts. The portfolio has a weighted average underlying credit risk rating of A+. These bonds are insured with various companies and as such, carry additional credit protection. The Company has determined that the unrealized losses on the portfolio are due to an increase in credit spreads and liquidity issues in the marketplace and concerns with respect to the financial strength of third party insurers. However, even if it was assumed that the insurers could not honor their obligation, our underlying portfolio is still investment grade and the Company believes that we will collect all scheduled principal and interest. The Company has concluded these unrealized losses are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover its cost, which may be at maturity.
The unrealized losses on the non-agency securities portfolio decreased to $358.2 million at December 31, 2009 from $552.4 million at December 31, 2008. Other than what is described in the following paragraph, this portfolio generally consists of highly rated non-agency mortgage-backed securities from a diverse group of issuers in the private label market.
The Company has determined that the unrealized losses on the portfolio are due to an increase in credit spreads and liquidity issues in the marketplace. The Company has concluded these unrealized losses are temporary in nature on the majority of this portfolio since they are not related to the underlying credit quality of the issuers, and the Company does not intend to sell these investments, and it is more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity. Additionally, our investments are in subordinated positions that are not expected to incur current and expected cumulative losses.
SHUSA has recorded OTTI charges on twelve bonds which have a remaining book value of $818.0 billion at December 31, 2009. See Note 7 for further discussion.
Table 6 presents the book value of investment securities by obligor and Table 7 presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies and corporations) having an aggregate book value in excess of 10% of SHUSA’s stockholders’ equity that were held by SHUSA at December 31, 2009 (dollars in thousands):
Table 6: Investment Securities by Obligor

	AT DECEMBER 31,
	2009	2008	2007
Investment securities available for sale:
U.S. Treasury and government agencies	$365,727	$258,030	$2,341,770
FNMA, FHLMC, and FHLB securities	2,812,139	5,122,097	4,959,380
State and municipal securities	1,802,426	1,629,113	2,502,424
Other securities	8,629,106	2,292,099	4,138,273

Total investment securities available for sale	$13,609,398	$9,301,339	$13,941,847

FHLB stock	669,998	674,498	942,651
Other investments	22,242	44,273	257,894

Total investment portfolio	$14,301,638	$10,020,110	$15,142,392

Table 7: Investment Securities of Single Issuers

	AT DECEMBER 31, 2009
	Amortized	Fair
	Cost	Value
FNMA	$999,461	$995,779
FHLMC	1,540,507	1,542,261

Total	$2,539,968	$2,538,040

Investment Securities Available for Sale. Securities expected to be held for an indefinite period of time are classified as available for sale and are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity, net of estimated income taxes, unless a decline in value is deemed to be other-than-temporary in which case the decline is recorded in current period operating results. The majority of our securities have readily determinable market prices that are derived from third party pricing services. Decisions to purchase or sell these securities are based on economic conditions, including changes in interest rates, and asset/liability management strategies. For additional information with respect to the amortized cost and estimated fair value of SHUSA’s investment securities available for sale, see Note 7 to the Consolidated Financial Statements. The actual maturities of mortgage-backed securities available for sale will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.
Goodwill and Intangible Assets. Goodwill and other intangible assets increased to $4.4 billion at December 31, 2009 from $3.7 billion in 2008 due to the contribution of SCUSA from our Parent Company. Goodwill and other intangibles represented 5.3% of total assets and 46.7% of stockholders’ equity at December 31, 2009, and are comprised of goodwill of $4.1 billion, core deposit intangible assets of $181.0 million and other intangibles of $64.6 million.
SHUSA establishes core deposit intangibles (CDI) in instances where core deposits are acquired in purchase business combinations. The Company determines the value of its CDI based on the present value of the difference in expected future cash flows between the cost to replace such deposits (based on applicable equivalent borrowing rates) versus the ongoing cost of the core deposits acquired. The aggregate future cash flows are based on the average expected life of the deposits acquired for each product less the cost to service them. The CDI associated with our various acquisitions are being amortized on an accelerated basis over the expected life of the underlying deposits, which is for periods up to 10 years.
Other Assets. Other assets at December 31, 2009 were $3.5 billion compared to $2.2 billion at December 31, 2008. Included in other assets at December 31, 2009 and December 31, 2008 were $50.0 million and $148.2 million of assets associated with our precious metals business, respectively, $689.4 million and $336.2 million, respectively, of prepaid assets, $221.6 million and $236.1 million of investments in low income housing partnerships and other equity method investment partnerships, respectively, and net deferred tax assets of $1.3 billion and $234.1 million, respectively.
Deposits and Other Customer Accounts. Sovereign Bank attracts deposits within its primary market area by offering a variety of deposit instruments, including demand and NOW accounts, money market accounts, savings accounts, customer repurchase agreements, certificates of deposit and retirement savings plans. Sovereign Bank also issues wholesale deposit products such as brokered deposits and government deposits on a periodic basis which serve as an additional source of liquidity for the Company. Total deposits and other customer accounts at December 31, 2009 were $44.4 billion compared to $48.4 billion at December 31, 2008. The majority of this decline is due to a decrease of $6.3 billion in time deposits. In October and November of 2008, Sovereign Bank originated several billion of one-year time deposits at above market interest rates in order to improve our liquidity levels. Management has allowed the majority of these higher rate cost obligations to run off. Comparative detail of average balances and rates by deposit type is included in Table 1: Net Interest Margin is in a prior section of this MD&A.
Borrowings and Other Debt Obligations. Sovereign Bank utilizes borrowings and other debt obligations as a source of funds for its asset growth and its asset/liability management. Collateralized advances are available from the Federal Home Loan Bank of Pittsburgh, Boston, and New York (“FHLB”) provided certain standards related to creditworthiness have been met. Sovereign Bank also utilizes reverse repurchase agreements, which are short-term obligations collateralized by securities fully guaranteed as to principal and interest by the U.S. Government or an agency thereof, and federal funds lines with other financial institutions. SHUSA also has term loans and lines of credit with our Parent Company, Santander. Total borrowings and other debt obligations at December 31, 2009 were $27.2 billion compared to $21.0 billion at December 31, 2008. The increase in our level of borrowings in 2009 is due to the inclusion of SCUSA which added $7.5 billion of borrowings.

Table 8 summarizes information regarding borrowings and other debt obligations (in thousands):
Table 8: Details of Borrowings

	DECEMBER 31,
	2009	2008	2007
Securities sold under repurchase agreements:
Balance	$—	$—	$76,526
Weighted average interest rate at year-end	0.00%	0.00%	4.12%
Maximum amount outstanding at any month-end during the year	$—	$77,000	$200,775
Average amount outstanding during the year	$—	$38,172	$122,801
Weighted average interest rate during the year	0.00%	5.44%	5.56%
Federal Funds Purchased:
Balance	$1,000,000	$2,000,000	$2,720,000
Weighted average interest rate at year-end	0.25%	0.60%	4.22%
Maximum amount outstanding at any month-end during the year	$3,187,000	$2,830,000	$2,720,000
Average amount outstanding during the year	$1,501,027	$1,406,335	$1,074,294
Weighted average interest rate during the year	0.27%	1.81%	5.19%
Advances from Discount Window:
Balance	$—	$—	$—
Weighted average interest rate at year-end	0.00%	0.00%	0.00%
Maximum amount outstanding at any month-end during the year	$—	$4,120,000	$—
Average amount outstanding during the year	$—	$510,109	$—
Weighted average interest rate during the year	0.00%	1.75%	0.00%
FHLB advances:
Balance	$12,056,294	$13,267,834	$19,705,438
Weighted average interest rate at year-end	2.64%	4.71%	4.64%
Maximum amount outstanding at any month-end during the year	$12,991,887	$23,981,010	$21,074,719
Average amount outstanding during the year	$11,069,069	$16,911,308	$16,557,692
Weighted average interest rate during the year	5.43%	4.70%	4.99%
REIT preferred:
Balance	$146,115	$147,961	$146,430
Weighted average interest rate at year-end	14,34%	14.10%	14.68%
Maximum amount outstanding at any month-end during the year	$149,059	$147,961	$157,065
Average amount outstanding during the year	$148,195	$147,122	$149,919
Weighted average interest rate during the year	14.08%	14.19%	13.86%
Senior Credit Facility:
Balance	$6,166,267	$—	$180,000
Weighted average interest rate at year-end	1.79%	0.00%	5.55%
Maximum amount outstanding at any month-end during the year	$6,166,267	$180,000	$180,000
Average amount outstanding during the year	$4,584,087	$68,361	$128,274
Weighted average interest rate during the year	3.51%	4.40%	6.27%
Asset-Backed Floating Rate Notes:
Balance	$2,249,839	$—	$—
Weighted average interest rate at year-end	4.15%	0.00%	0.00%
Maximum amount outstanding at any month-end during the year	$2,249,839	$—	$1,971,000
Average amount outstanding during the year	$1,499,884	$—	$904,537
Weighted average interest rate during the year	4.79%	0.00%	5.19%
Bank Senior Notes:
Balance	$1,346,373	$1,344,702	$—
Weighted average interest rate at year-end	3.92%	2.76%	0.00%
Maximum amount outstanding at any month-end during the year	$1,346,373	$1,344,702	$—
Average amount outstanding during the year	$1,345,482	$36,738	$—
Weighted average interest rate during the year	3.87%	3.35%	0.00%
Bancorp Senior Notes:
Balance	$1,347,032	$1,293,859	$1,042,527
Weighted average interest rate at year-end	2.89%	2.38%	5.14%
Maximum amount outstanding at any month-end during the year	$1,347,031	$1,293,859	$1,042,527
Average amount outstanding during the year	$1,129,817	$1,050,728	$974,605
Weighted average interest rate during the year	3.80%	4.45%	5.61%
Bank Subordinated Notes:
Balance	$1,663,399	$1,653,684	$1,148,813
Weighted average interest rate at year-end	5.84%	5.87%	4.65%
Maximum amount outstanding at any month-end during the year	$1,663,398	$1,653,684	$1,148,813
Average amount outstanding during the year	$1,658,375	$1,464,616	$1,143,874
Weighted average interest rate during the year	5.98%	6.29%	5.49%
Junior Subordinated Debentures to Capital Trusts:
Balance	$1,259,832	$1,256,145	$1,252,778
Weighted average interest rate at year-end	6.46%	7.23%	7.30%
Maximum amount outstanding at any month-end during the year	$1,259,833	$1,256,145	$1,433,534
Average amount outstanding during the year	$1,257,854	$1,254,303	$1,340,564
Weighted average interest rate during the year	6.85%	7.35%	7.68%

SHUSA recorded debt extinguishment charges in 2009 of $68.7 million on the termination of $1.4 billion of high cost FHLB advances and in 2007, recorded a charge of $14.7 million on the retirement of $2.3 billion asset backed floating rate notes and junior subordinated debentures due to Capital Trust Entities
Refer to Note 13 in the Notes to Consolidated Financial Statements for more information related to SHUSA’s borrowings.
Off-Balance Sheet Arrangements. Securitization transactions contribute to SHUSA’s overall funding and regulatory capital management. These transactions involve periodic transfer of loans or other financial assets to special purpose entities (SPEs) and are either recorded on SHUSA’s Consolidated Balance Sheet or off-balance sheet depending on whether the transaction qualifies as a sale of assets.
In certain transactions, SHUSA has transferred assets to a special purpose entity qualifying for non-consolidation (QSPE) and has accounted for the transaction as a sale. The Company also has retained interests and servicing assets in the QSPEs. At December 31, 2009, off-balance sheet QSPEs had $1.0 billion of assets that SHUSA sold to the QSPEs that are not included in the Company’s Consolidated Balance Sheet. SHUSA’s retained interests and servicing assets in such QSPEs were $1.9 million at December 31, 2009, and this amount represents our maximum exposure to credit losses related to unconsolidated securitizations. SHUSA does not provide contractual legal recourse to third party investors that purchase debt or equity securities issued by the QSPEs beyond retained interests and servicing rights inherent in the QSPEs. The Company will reconsolidate on its balance sheet the assets and related borrowing obligations within these QSPEs in connection with new sale accounting rules effective January 1, 2010. This did not have a significant impact on SHUSA’s financial position or statement of operations.
Preferred Stock. On May 15, 2006, the Company issued 8 million shares of Series C non-cumulative perpetual preferred stock and received net proceeds of $195.4 million. The perpetual preferred stock ranks senior to our common stock. Our perpetual preferred stockholders are entitled to receive dividends when and if declared by our board of directors at a rate of 7.30% per annum, payable quarterly, before we may declare or pay any dividend on our common stock. The dividends on the perpetual preferred stock are non-cumulative. The Series C preferred stock is not redeemable prior to May 15, 2011. On or after May 15, 2011, the Series C preferred stock is redeemable at par.
Credit Risk Management
Extending credit to our customers exposes SHUSA to credit risk, which is the risk that contractual principal and interest due on loans will not be collected due to the inability or unwillingness of the borrower to repay the loan. SHUSA manages credit risk in the loan portfolio through adherence to consistent standards, guidelines and limitations established by the Company’s credit risk organization and approved by the Board of Directors or a subcommittee of the Board of Directors. Written loan policies establish underwriting standards, lending limits and other standards or limits as deemed necessary and prudent. Various approval levels, based on the amount of the loan and other key credit attributes, have also been established. In order to ensure consistency and quality in accordance with the Company’s credit standards, the authority to approve loans resides in the credit risk organization, and loans over a certain dollar size require the approval of the credit approval committee. The largest loans require approval by the Executive Risk Management Committee and by Corporate Risk Management.
The Internal Audit Group conducts ongoing, independent reviews of SHUSA’s loan portfolios and the lending process to ensure accurate risk ratings and adherence to established policies and procedures, monitor compliance with applicable laws and regulations, provide objective measurement of the risk inherent in the loan portfolio, and ensure that proper documentation exists. The results of these periodic reviews are reported to line management, and to the Board of Directors of both Santander Holdings USA, Inc. and Sovereign Bank. SHUSA also maintains a classification system for loans that identifies those requiring a higher level of monitoring by management because of one or more factors, borrower performance, business conditions, industry trends, nature of collateral, collateral margin, economic conditions, or other factors. Loan credit quality is always subject to scrutiny by line management, credit professionals and the independent Internal Audit Group.
The following discussion summarizes the underwriting policies and procedures for the major categories within the loan portfolio and addresses SHUSA’s strategies for managing the related credit risk.
Commercial Loans. Commercial loans principally represent commercial real estate loans (including multi-family loans), loans to commercial and industrial customers, automotive dealer floor plan loans and loans to auto lessors. Credit risk associated with commercial loans is primarily influenced by prevailing and expected economic conditions and the level of underwriting risk SHUSA is willing to assume. To manage credit risk when extending commercial credit, the Company focuses on assessing the borrower’s capacity and willingness to repay and on obtaining sufficient collateral. Commercial and industrial loans are generally secured by the borrower’s assets and by personal guarantees. Commercial real estate loans are originated primarily within the Mid-Atlantic, New York and New England market areas and are secured by real estate at specified loan-to-values and often by a guarantee of the borrower.
Management closely monitors the composition and quality of the total commercial loan portfolio to ensure that significant credit concentrations by borrowers or industries do not exist. At December 31, 2009 and 2008, 6% and 8% of the commercial loan portfolio was unsecured, respectively.
The Company originates multi-family (five or more units) residential mortgage loans, which are secured primarily by apartment buildings, cooperative apartment buildings and mixed-use (combined residential and commercial) properties. Credit risk associated with multi-family loans is primarily influenced by prevailing and expected economic conditions and the level of underwriting risk SHUSA is willing to assume. To manage credit risk when extending credit, the Company follows a set of underwriting standards which generally require a maximum loan-to-value ratio of 80% based on an appraisal performed by either one of the Company’s in-house licensed and certified appraisers or by a Company-approved licensed and certified independent appraiser (whose appraisal is reviewed by a Company licensed and certified appraiser), and sufficient cash flow from the underlying property to adequately service the debt. A minimum debt service ratio of 1.25 generally is required on multi-family residential mortgage loans. The Company also considers the financial resources of the borrower, the borrower’s experience in owning or managing similar properties, the market value of the property and the Company’s lending experience with the borrower. For loans sold in the secondary market to Fannie Mae, the maximum loan-to-value ratio is 80% and the minimum debt service ratio is 1.25.

Consumer Loans Secured by Real Estate. Credit risk in the direct and indirect consumer loan portfolio is controlled by strict adherence to underwriting standards that consider debt-to-income levels and the creditworthiness of the borrower and, if secured, collateral values. In the home equity loan portfolio, combined loan-to-value ratios are generally limited to 90%, or credit insurance is purchased to limit exposure. SHUSA originates and purchases fixed rate and adjustable rate residential mortgage loans that are secured by the underlying 1-4 family residential property. Credit risk exposure in this area of lending is minimized by the evaluation of the creditworthiness of the borrower, including debt-to-equity ratios, credit scores, and adherence to underwriting policies that emphasize conservative loan-to-value ratios of generally no more than 80%. Residential mortgage loans originated or purchased in excess of an 80% loan-to-value ratio are generally insured by private mortgage insurance, unless otherwise guaranteed or insured by the Federal, state or local government. SHUSA also utilizes underwriting standards which comply with those of the FHLMC or the FNMA. Credit risk is further reduced since a portion of the Company’s fixed rate mortgage loan production is sold to investors in the secondary market without recourse. Additionally, SHUSA entered into a credit default swap in 2006 on a portion of its residential real estate loan portfolio through a synthetic securitization structure. Under the terms of the credit default swap, SHUSA is responsible for the first $5.2 million of losses (of which $3.7 million has been incurred to date) on the remaining loans in the structure which totaled $2.3 billion at December 31, 2009. The Company is reimbursed for the next $51.5 million of losses under the terms of the credit default swap. Losses above $53.0 million are bourn by SHUSA. This credit default swap term is equal to the term of the loan portfolio.
Consumer Loans Not Secured by Real Estate. Sovereign Bank ceased originating the majority of its indirect auto loans in 2008 and completely ceased originations in January 2009 due to the unprofitable results incurred on this portfolio. Management expects the majority of the remaining balance to liquidate over the next two years.
SHUSA, through its SCUSA subsidiary, acquires retail installment contracts from manufacturer franchised dealers in connection with their sale of used and new automobiles and trucks primarily to non-prime customers with limited credit histories or past credit problems. At times, SCUSA will also purchase non-prime auto loans from other companies. Credit risk is mitigated to the extent possible through early and aggressive collection practices which includes the repossession of vehicles. However, due to the nature of this lending business, credit losses are elevated. Therefore, to ensure this lending is profitable, SCUSA acquires loans at significant discounts to par (generally 10% to 20%), and the contractual interest rates on the underlying loans are typically close to 20%.
Collections. SHUSA closely monitors delinquencies as another means of maintaining high asset quality. Collection efforts begin within 15 days after a loan payment is missed by attempting to contact all borrowers and to offer a variety of loss mitigation alternatives. If these attempts fail, SHUSA will proceed to gain control of any and all collateral in a timely manner in order to minimize losses. While liquidation and recovery efforts continue, officers continue to work with the borrowers, if appropriate, to recover all monies owed to the Company. SHUSA monitors delinquency trends at 30, 60, and 90 days past due. These trends are discussed at monthly Management Asset Review Committee and Sovereign Bank Board of Directors meetings.
Non-performing Assets. At December 31, 2009, SHUSA’s non-performing assets were $3.2 billion, compared to $985.4 million at December 31, 2008. Non-performing assets as a percentage of total assets (excluding loans held for sale) weakened to 5.65% at December 31, 2009 from the prior year level of 1.28%. Non-performing residential loans increased in 2009 by $384.7 million to $617.9 million and non-performing commercial and commercial real estate loans increased in 2009 by $913.7 million to $1.5 billion. Finally, we experienced an increase of $339.2 million in non-performing multi-family loans during 2009. All of the non-performing asset increases were impacted by the deterioration in our loan portfolios as the credit quality of loans has dropped significantly in 2009 from prior year levels due to the current market environment. Future credit performance of our portfolios is dependent upon the strength of our underwriting practices as well as the regions of the U.S. economy where our loans were originated.
SHUSA generally places all commercial loans on non-performing status at 90 days delinquent or sooner, if management believes the loan has become impaired (unless return to current status is expected imminently). All consumer and residential loans continue to accrue interest until they are 90 days delinquent, at which point they are either charged-off or placed on non-accrual status. Consumer loans secured by real estate with loan to values of 50% or less, based on current valuations, are considered well secured and in the process of collection and therefore continue to accrue interest. At 180 days delinquent, anticipated losses on residential real estate loans are fully reserved or charged off.

Table 9 presents the composition of non-performing assets at the dates indicated (in thousands):
Table 9: Non-Performing Assets

	AT DECEMBER 31,
	2009	2008	2007	2006	2005
Non-accrual loans:
Consumer
Residential	$617,918	$233,176	$90,881	$47,687	$30,393
Home equity loans and lines of credit	117,390	69,247	56,099	10,312	55,543
Auto loans and other consumer loans	535,902	4,045	3,816	3,512	3,166

Total consumer loans	1,271,210	306,468	150,796	61,511	89,102

Commercial	654,322	244,847	85,406	69,207	68,572
Commercial real estate	823,766	319,565	61,750	75,710	31,800
Multi-family	381,999	42,795	6,336	1,486	—

Total commercial loans	1,860,087	607,207	153,492	146,403	100,372

Total non-performing loans	3,131,297	913,675	304,288	207,914	189,474

Real estate owned	99,364	49,900	43,226	22,562	11,411
Other repossessed assets	18,716	21,836	14,062	5,126	4,678

Total other real estate owned and other repossessed assets	118,080	71,736	57,288	27,688	16,089

Total non-performing assets	$3,249,377	$985,411	$361,576	$235,602	$205,563

Past due 90 days or more as to interest or principal and accruing interest	$27,321	$123,301	$68,770	$40,103	$54,794
Net loan charge-off rate to average loans (1)	2.40%	.83%	.25%	.96%	.20%
Non-performing assets as a percentage of total assets, excluding loans held for sale	3.92	1.28	.43	.29	.32
Non-performing loans as a percentage of total loans	5.43	1.64	.53	.38	.44
Non-performing assets as a percentage of total loans held for investment, real estate owned and repossessed assets	5.62	1.77	.63	.43	.47
Allowance for credit losses as a percentage of total non-performing assets (2)	63.9	118.5	204.0	206.4	213.0
Allowance for credit losses as a percentage of total non-performing loans (2)	66.3	127.8	242.4	233.9	231.1

(1)	2006 includes lower of cost of market adjustments resulting in a charge-off of $382.5 million on the correspondent home equity loans and a charge-off of approximately $7.1 million on the purchased residential mortgage portfolio both of which were classified as held for sale at December 31, 2006. These charge-offs accounted for 71 basis points of the total 96 basis points above.

(2)	Allowance for credit losses is comprised of the allowance for loan losses and the reserve for unfunded commitments, which is included in other liabilities.
Loans that are past due 90 days or more and still accruing interest decreased from $123.3 million at December 31, 2008 to $27.3 million at December 31, 2009 as more loans were moved to non-accrual status since December 31, 2008.
Troubled Debt Restructurings. Troubled debt restructurings (“TDRs”) are loans that have been modified whereby SHUSA has agreed to make certain concessions to the customer (reduction of interest rate, extension of term or forgiveness of a portion of the loan) to maximize the ultimate recovery of a loan. TDRs remain in non-accrual status until SHUSA believes repayment under the revised terms are reasonably assured and a sustained period of repayment performance was achieved (typically defined as six months for a monthly amortizing loan). Loan restructurings generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term. Consequently, a modification that would otherwise not be considered is granted to the borrower.
The following table summarizes TDRs at the dates indicated (in thousands):

DECEMBER 31,
2009
Accruing:
Commercial	$—
Residential	23,125
Consumer	4,181

Total	$27,306

Non-accruing:
Commercial	24,708
Residential	31,498
Consumer	13,323

Total	$69,529

Total	$96,835

Potential Problem Loans. Potential problem loans are loans not currently classified as non-performing loans, for which management has doubts as to the borrowers’ ability to comply with present repayment terms. These assets are principally commercial loans delinquent more than 30 days but less than 90 days. Potential problem loans amounted to $391.8 million and $557.8 million at December 31, 2009 and 2008, respectively. The principal reason for the decrease has been a weakening of the credit quality in our commercial loan portfolio particularly in the commercial & industrial (“C & I”) and commercial real estate portfolios. Management has evaluated these loans and reserved for these loans at higher rates during the current year.
Delinquencies. Sovereign Bank loan delinquencies (all performing loans held for investment 30 or more days delinquent) at December 31, 2009 were $1.0 billion compared to $1.4 billion at December 31, 2008. As a percentage of total loans held for investment, performing delinquencies were 2.04% at December 31, 2009, a decrease from 2.53% at December 31, 2008. Consumer secured by real estate performing loan delinquencies decreased from $621.1 million to $492.7 million during the same time periods, and decreased as a percentage of total consumer secured by real estate loans held for investment from 3.45% to 2.79%. Consumer not secured by real estate performing loan delinquencies decreased from $225.5 million to $130.6 million during the same time periods and increased as a percentage of total consumer not secured by real estate loans held for investment from 3.91% to 3.53%. Commercial performing loan delinquencies decreased from $557.8 million to $391.8 million and decreased as a percentage of total commercial loans held for investment from 1.76% to 1.38%. The reason for the decreases is due to our policy change in 2009 to generally place all loans on non-accrual status after 90 days delinquency to conform to our Parent’s accounting policy.
SCUSA loan delinquencies (excluding non-performing loans) were $2.2 billion at December 31, 2009 or 27.4% of its portfolio. SCUSA ensures that incurred losses are reserved for by a combination of its allowance for loan losses as well as, where applicable, discounts on loans purchased from other companies that are not expected to be collected (nonaccretable yield).
Allowance for Credit Losses
Allowance for Loan Losses. SHUSA maintains an allowance for loan losses that management believes is sufficient to absorb inherent losses in the loan portfolio. The adequacy of SHUSA’s allowance for loan losses is regularly evaluated. In addition to past loss experience, management’s evaluation of the adequacy of the allowance to absorb loan losses takes into consideration the risks inherent in the loan portfolio, specific loans which have loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. Management also considers loan quality, changes in the size and character of the loan portfolio, amount of non-performing loans, and industry trends. At December 31, 2009, SHUSA’s total allowance was $1.8 billion.
The allowance for loan losses and reserve for unfunded lending commitments collectively “the allowance for credit losses” are maintained at levels that management considers adequate to provide for losses based upon an evaluation of known and inherent risks in the loan portfolio. Management’s evaluation takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans with loss potential, geographic and industry concentrations, delinquency trends, economic conditions and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance for credit losses may be necessary if conditions differ substantially from the assumptions used in making the evaluations.
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
For our commercial loan portfolios, we have specialized credit officers and workout units that identify and manage potential problem loans. Changes in management factors, financial and operating performance, company behavior, industry factors and external events and circumstances are evaluated on an ongoing basis to determine whether potential impairment is evident and additional analysis is needed. For our commercial loan portfolios, risk ratings are assigned to each individual loan to differentiate risk within the portfolio and are reviewed on an ongoing basis by credit risk management and revised, if needed, to reflect the borrowers’ current risk profiles and the related collateral positions. The risk ratings consider factors such as financial condition, debt capacity and coverage ratios, market presence and quality of management. Generally, credit officers reassess a borrower’s risk rating on a quarterly basis. SHUSA’s Internal Audit group regularly performs loan reviews and assesses the appropriateness of assigned risk ratings. When a credit’s risk rating is downgraded to a certain level, the relationship must be reviewed and detailed reports completed that document risk management strategies for the credit going forward, and the appropriate accounting actions to take in accordance with Generally Accepted Accounting Principles in the United States (US GAAP). When credits are downgraded beyond a certain level, SHUSA’s workout department becomes responsible for managing the credit risk.
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

When we determine that the value of an impaired loan is less than its carrying amount, we recognize impairment through a specific reserve or a charge-off to the allowance. We perform these assessments on at least a quarterly basis. For commercial loans, a charge-off is recorded when management determines we will not collect 100% of a loan based on the fair value of the collateral, less costs to sell the property, or the net present value of expected future cash flows. Charge-offs are recorded on a monthly basis and partial charged-off loans continue to be evaluated on a monthly basis and additional charge-offs or loan loss provisions may be taken on the remaining loan balance utilizing the same criteria.
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
As of December 31, 2009, approximately 14% and 19% of our residential mortgage loan portfolio and home equity loan portfolio had loan-to-value ratios above 100%. No loans were originated with LTVs in excess of 100%.
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
Additionally, the Company reserves for certain incurred, but undetected, losses that are probable within the loan portfolio. This is due to several factors, such as, but not limited to, inherent delays in obtaining information regarding a customer’s financial condition or changes in their unique business conditions and the interpretation of economic trends. While this analysis is conducted at least quarterly, the Company has the ability to revise the allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan pool classification.
Regardless of the extent of the Company’s analysis of customer performance, portfolio evaluations, trends or risk management processes established, a level of imprecision will always exist due to the judgmental nature of loan portfolio and/or individual loan evaluations. The Company maintains an unallocated allowance to recognize the existence of these exposures.
Reserve for Unfunded Lending Commitments. In addition to the Allowance for Loan and Lease Losses, we also estimate probable losses related to unfunded lending commitments. Unfunded lending commitments are subject to individual reviews, and are analyzed and segregated by risk according to the Corporation’s internal risk rating scale. These risk classifications, in conjunction with an analysis of historical loss experience, current economic conditions and performance trends within specific portfolio segments, and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments. Additions to the reserve for unfunded lending commitments are made by charges to the provision for credit losses. The reserve for unfunded lending commitments of $259.1 million at December 31, 2009 increased $193.9 million from $65.2 million at December 31, 2008, due to an increase in reserve factors on this category due to increases in the amount of criticized lines at December 31, 2009.
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
As mentioned previously, SHUSA, through its SCUSA subsidiary, acquires loans at a substantial discount from certain companies. Part of this discount is attributable in part to future expected credit losses. Upon acquisition of a portfolio of loans, SCUSA will project future credit losses on the pool and will not amortize this discount to interest income in accordance with Accounting Standard Codification 310-30. The amount of nonaccretable loan discount at December 31, 2009 totaled $225.9 million.

Table 10 summarizes SHUSA’s allowance for credit losses for allocated and unallocated allowances by loan type, and the percentage of each loan type of total portfolio loans (in thousands):
Table 10: Allocation of the Allowance for Credit Losses by Product Type

	AT DECEMBER 31,
	2009		2008		2007		2006		2005
		% of		% of		% of		% of		% of
		Loans to		Loans to		Loans to		Loans to		Loans to
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Allocated allowances:
Commercial loans	$958,856	50%	$752,835	57%	$433,951	53%	$375,014	49%	$220,314	38%
Consumer loans secured by real estate	335,228	31	193,430	33	117,380	34	45,521	43	142,728	51
Consumer loans not secured by real estate	519,637	19	149,099	10	149,768	13	45,730	8	50,557	11
Unallocated allowance	4,503	n/a	7,389	n/a	8,345	n/a	4,765	n/a	6,000	n/a

Total allowance for loan losses	$1,818,224	100%	$1,102,753	100%	$709,444	100%	$471,030	100%	$419,599	100%

Reserve for unfunded lending commitments	259,140		65,162		28,302		15,256		18,212

Total allowance for credit losses	$2,077,364		$1,167,915		$737,746		$486,286		$437,811

Commercial Portfolio. The allowance for loan losses for the commercial portfolio increased from $752.8 million at December 31, 2008 to $958.9 million at December 31, 2009 due to an increase in criticized assets. Included in commercial loans in 2009 are loans made by our SCUSA subsidiary to auto finance companies totaling $785.3 million at December 31, 2009. These commercial loans are collateralized by auto loans and SCUSA’s advance rate is at a significant discount to the estimated cash flows for the pool of auto loans. Part of this discount is accounted for as nonaccretable yield and will be utilized to absorb future credit losses. Accordingly it is estimated that the cash flows will be sufficient to support the carrying amount of the loans. In the event that it is determined that future loss expectations have deteriorated since the loans were originated then additional charges are provided through the provision for loan loss by creating an allowance for loan loss. As a percentage of the total commercial portfolio, the allowance increased from 2.37% to 3.29% (3.38% excluding the impact of the SCUSA commercial portfolio). This increase is due to continued weakening of the commercial loan portfolio in 2009 compared to the prior year, primarily in multi-family lending and commercial real estate. During 2009, net charge-offs in this portfolio totaled $507.2 million or 165 basis points, as compared to $225.1 million or 82 basis points in 2008. This deterioration was factored into the Company’s calculation of its allowance for loan losses. Non-accrual commercial loans to total commercial loans was 639 basis points at December 31, 2009 compared to 191 basis points at the end of 2008.
Consumer Loans Secured by Real Estate Portfolio. The allowance for the consumer loans secured by real estate portfolio increased from $193.4 million at December 31, 2008 to $335.2 million at December 31, 2009 or 73.3%. As a percentage of the total consumer secured by real estate portfolio, the allowance increased from 1.06% to 1.88%. This increase is due primarily to continued weakness in the residential real estate prices and deterioration in our Alt-A residential portfolio. Although we no longer purchase or originate Alt-A residential loans, charge-offs on this portfolio were $27.8 million in 2009 and we expect losses to remain elevated in 2010. However future expected losses have been considered and reserved for at December 31, 2009.
Consumer Loans Not Secured by Real Estate Portfolio. The allowance for the consumer loans not secured by real estate portfolio increased from $149.1 million at December 31, 2008 to $519.6 million at December 31, 2009 due to the contribution of SCUSA. As a percentage of the total consumer not secured by real estate portfolio, the allowance increased from 2.58% at December 31, 2008 to 4.83% at December 31, 2009. The reason for the increase is due to the contribution of SCUSA since reserve allocations for this portfolio are higher than Sovereign Bank’s portfolio given the higher risk profile. Additionally, Sovereign Bank has ceased originating indirect auto loans.
Unallocated Allowance. The unallocated allowance is maintained to account for a level of imprecision in management’s estimation process. The unallocated allowance decreased from $7.4 million at December 31, 2008 to $4.5 million at December 31, 2009. As a percentage of the total reserve, the unallocated portion decreased from 0.6% to 0.2%. Management continuously evaluates its class allowance reserving methodology; however the unallocated allowance is subject to changes each reporting period due to certain inherent but undetected losses, which are probable of being realized within the loan portfolio.
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

Table 11 presents thrift regulatory capital requirements and the capital ratios of Sovereign Bank at December 31, 2009.
Table 11: Sovereign Bank Regulatory Capital Ratios

	OTS - REGULATIONS
	Sovereign
	Bank		Well
	December 31,	Minimum	Capitalized
	2009	Requirement	Requirement
Tier 1 leverage capital to tangible assets	7.62%	4.00%	5.00%
Tier 1 risk-based capital to risk adjusted assets	9.04	4.00	6.00
Total risk-based capital to risk adjusted assets	12.46	8.00	10.00
Liquidity and Capital Resources
Liquidity represents the ability of SHUSA to obtain cost effective funding to meet the needs of customers, as well as SHUSA’s financial obligations. Factors that impact the liquidity position of SHUSA include loan origination volumes, loan prepayment rates, maturity structure of existing loans, core deposit growth levels, certificate of deposit maturity structure and retention, SHUSA’s credit ratings, investment portfolio cash flows, maturity structure of wholesale funding, etc. These risks are monitored and centrally managed. This process includes reviewing all available wholesale liquidity sources. As of December 31, 2009, SHUSA had $19.2 billion in unused available overnight liquidity in the form of unused federal funds purchased lines, unused FHLB borrowing capacity, unused borrowing lines with the Federal Reserve Bank and unencumbered investment portfolio securities. SHUSA also forecasts future liquidity needs and develops strategies to ensure adequate liquidity is available at all times.
Sovereign Bank has several sources of funding to meet its liquidity requirements, including the liquid investment securities portfolio, the core deposit base, the ability to acquire large deposits, FHLB borrowings, Federal Reserve borrowings, wholesale deposit purchases, federal funds purchased and reverse repurchase agreements.
SHUSA has the following major sources of funding to meet its liquidity requirements: dividends and returns of investment from its subsidiaries, short-term investments held by nonbank affiliates and access to the capital markets. Additionally, our Parent Company and certain subsidiaries of our Parent Company have provided liquidity to SHUSA in 2009. In March 2009, Sovereign issued 72,000 shares of preferred stock to raise proceeds of $1.8 billion. These preferred shares were converted to common stock in July 2009. Sovereign Bank may pay dividends to its parent subject to approval of the OTS. Sovereign Bank declared and paid dividends to the parent company of $30 million in 2008 and $240 million in 2007. No dividends were paid in 2009. At December 31, 2009, our holding company liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.
As of December 31, 2009, SHUSA had over $20.2 billion in committed liquidity from the FHLB and the Federal Reserve Bank. Of this amount, $19.2 billion is unused and therefore provides additional borrowing capacity and liquidity for the Company. We believe that our committed liquidity levels provide adequate liquidity in this difficult economic environment. The Company also has cash deposits of $2.3 billion.
SHUSA’s investment portfolio contains certain non-agency mortgage backed securities which are not actively traded. In certain instances, SHUSA is the sole investor of the issued security. The Company evaluates prices from a third party pricing service, third party broker quotes for certain securities and from another independent third party valuation source to determine their estimated fair value. Our fair value estimates assume liquidation in an orderly market and not under distressed circumstances. If the Company was required to sell these securities in an unorderly fashion, actual proceeds received could potentially be significantly less than their estimated fair values.
Cash and cash equivalents decreased $1.4 billion in 2009. Net cash provided by operating activities was $1.3 billion for 2009. Net cash provided by investing activities for 2009 was $1.6 billion, which consisted primarily of repayments or maturities of investments of $8.2 billion and $8.2 billion of favorable cash flows due to reduced loan demand offset by investment purchases of $14.7 billion in 2009. Net cash used by financing activities for 2009 was $4.3 billion, which was primarily due to a $4.0 million decrease in deposits and other customer accounts. See the consolidated statement of cash flows for further details on our sources and uses of cash.
SHUSA’s debt agreements impose customary limitations on dividends, other payments and transactions.

Contractual Obligations and Other Commitments
SHUSA enters into contractual obligations in the normal course of business as a source of funds for its asset growth and its asset/liability management, to fund acquisitions, and to meet its capital needs. These obligations require the Company to make cash payments over time as detailed in the table below. (For further information regarding SHUSA’s contractual obligations, refer to Footnotes 12 and 13 of our Consolidated Financial Statements, herein.):
Contractual Obligations

	PAYMENTS DUE BY PERIOD
		Less Than			After
(Dollars in thousands)	Total	1 Year	1-3 Years	4-5 Years	5 Years

Borrowings and other debt obligations:
FHLB advances(1)	$13,980,846	$7,320,664	$1,358,118	$813,536	$4,488,528
Fed Funds(1)	1,000,007	1,000,007	—	—	—
Other debt obligations(1)(2)	12,060,759	8,065,500	3,502,344	341,751	151,164
Junior subordinated debentures to Capital Trusts(1)(2)	3,839,290	81,794	171,169	179,476	3,406,851
Certificates of deposit(1)	10,390,149	9,461,557	740,082	148,650	39,860
Investment partnership commitments(3)	1,157	1,038	26	26	67
Operating leases	832,640	106,831	191,937	155,756	378,116

Total contractual cash obligations	$42,104,848	$26,037,391	$5,963,676	$1,639,195	$8,464,586

(1)	Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at December 31, 2009. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Includes all carrying value adjustments, such as unamortized premiums or discounts and hedge basis adjustments.

(3)	The commitments to fund investment partnerships represent future cash outlays for the construction and development of properties for low-income housing and historic tax credit projects. The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership or operating agreement and could change due to variances in the construction schedule, project revisions, or the cancellation of the project.
Excluded from the above table are deposits of $34.2 billion that are due on demand by customers. Additionally, $81.1 million of tax liabilities associated with unrecognized tax benefits have been excluded due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations.
SHUSA is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments may include commitments to extend credit, standby letters of credit, loans sold with recourse, forward contracts and interest rate swaps, caps and floors. These financial instruments may involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The contract or notional amounts of these financial instruments reflect the extent of involvement SHUSA has in particular classes of financial instruments. Commitments to extend credit, including standby letters of credit, do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.
SHUSA’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and loans sold with recourse is represented by the contractual amount of those instruments. SHUSA uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. For interest rate swaps, caps and floors and forward contracts, the contract or notional amounts do not represent exposure to credit loss. SHUSA controls the credit risk of its interest rate swaps, caps and floors and forward contracts through credit approvals, limits and monitoring procedures.
Other Commercial Commitments

	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	Total
	Amounts	Less Than			Over
(Dollars in thousands)	Committed	1 Year	1-3 Years	4-5 Years	5 Years

Commitments to extend credit	$14,652,163	$5,869,480	$2,992,557	$1,039,207	$4,750,919	(1)
Standby letters of credit	2,401,959	686,249	1,245,787	239,220	230,703
Loans sold with recourse	322,800	37,956	42,025	73,676	169,143
Forward buy commitments	289,947	275,532	14,415	—	—

Total commercial commitments	$17,666,869	$6,869,217	$4,294,784	$1,352,103	$5,150,765

(1)	Of this amount, $4.5 billion represents the unused portion of home equity lines of credit.
For further information regarding SHUSA’s commitments, refer to Note 19 to the Notes to the Consolidated Financial Statements.

Asset and Liability Management
Interest rate risk arises primarily through SHUSA’s traditional business activities of extending loans and accepting deposits. Many factors, including economic and financial conditions, movements in market interest rates and consumer preferences, affect the spread between interest earned on assets and interest paid on liabilities. Interest rate risk is managed centrally by the treasury group with oversight by the Asset and Liability Committee. In managing its interest rate risk, the Company seeks to minimize the variability of net interest income across various likely scenarios while at the same time maximizing its net interest income and net interest margin. To achieve these objectives, the treasury group works closely with each business line in the Company and guides new business. The treasury group also uses various other tools to manage interest rate risk including wholesale funding maturity targeting, investment portfolio purchase strategies, asset securitization/sale, and financial derivatives.
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
The Company simulates the impact of changing interest rates on its expected future interest income and interest expense (net interest income sensitivity). This simulation is run monthly and it includes various scenarios that help management understand the potential risks in net interest income sensitivity. These scenarios include both parallel and non-parallel rate shocks as well as other scenarios that are consistent with quantifying the four elements of risk. This information is then used to develop proactive strategies to ensure that SHUSA’s risk position remains close to neutral so that future earnings are not significantly adversely affected by future interest rates.
The table below discloses the estimated sensitivity to SHUSA’s net interest income based on interest rate changes:

If interest rates changed in parallel	The following estimated percentage
by the amounts below at December 31, 2009	increase/(decrease) to net interest income would result
Up 100 basis points	0.67%
Down 100 basis points	(0.97)%
Because the assumptions used are inherently uncertain, SHUSA cannot precisely predict the effect of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes, the difference between actual experience and the assumed volume and characteristics of new business and behavior of existing positions, and changes in market conditions and management strategies, among other factors.
SHUSA also focuses on calculating the market value of equity (“MVE”). This analysis is very useful as it measures the present value of all estimated future interest income and interest expense cash flows of the Company over the estimated remaining life of the balance sheet. MVE is calculated as the difference between the market value of assets and liabilities. The MVE calculation utilizes only the current balance sheet and therefore does not factor in any future changes in balance sheet size, balance sheet mix, yield curve relationships, and product spreads which may mitigate the impact of any interest rate changes.
Management then looks at the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk and also highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to SHUSA’s MVE at December 31, 2009 and December 31, 2008:

	The following estimated percentage
	increase/(decrease) to MVE would result
If interest rates changed in parallel by	December 31, 2009	December 31, 2008
Base (in thousands)	$6,150,298	$6,735,655
Up 200 basis points	(9.55)%	(5.80)%
Up 100 basis points	(4.53)%	(2.51)%
Neither the net interest income sensitivity analysis or the MVE analysis contemplate changes in credit risk of our loan and investment portfolio from changes in interest rates. The amounts above are the estimated impact due solely to a parallel change in interest rates.
Pursuant to its interest rate risk management strategy, SHUSA enters into derivative relationships such as interest rate exchange agreements (swaps, caps, and floors) and forward sale or purchase commitments. SHUSA’s objective in managing its interest rate risk is to provide sustainable levels of net interest income while limiting the impact that changes in interest rates have on net interest income.
Interest rate swaps are generally used to convert fixed rate assets and liabilities to variable rate assets and liabilities and vice versa. SHUSA utilizes interest rate swaps that have a high degree of correlation to the related financial instrument.
As part of its overall business strategy, SHUSA originates fixed rate residential mortgages. It sells a portion of this production to FHLMC, FNMA, and private investors. The loans are exchanged for cash or marketable fixed rate mortgage-backed securities which are generally sold. This helps insulate the Company from the interest rate risk associated with these fixed rate assets. SHUSA uses forward sales, cash sales and options on mortgage-backed securities as a means of hedging against changes in interest rate on the mortgages that are originated for sale and on interest rate lock commitments.
To accommodate customer needs, the Company enters into customer-related financial derivative transactions primarily consisting of interest rate swaps, caps, floors and foreign exchange contracts. Risk exposure from customer positions is managed through transactions with other dealers.

Through the Company’s capital markets and mortgage-banking activities, it is subject to trading risk. The Company employs various tools to measure and manage price risk in its trading portfolios. In addition, the Board of Directors has established certain limits relative to positions and activities. The level of price risk exposure at any given point in time depends on the market environment and expectations of future price and market movements, and will vary from period to period.
Table 12 presents selected quarterly consolidated financial data (in thousands, except per share data):
Table 12: Selected Quarterly Consolidated Financial Data

	THREE MONTHS ENDED
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2009	2009	2009	2009	2008	2008	2008	2008

Total interest income	$1,067,757	$1,075,857	$1,128,812	$1,151,160	$885,353	$959,822	$1,001,820	$1,076,169
Total interest expense	388,000	422,915	460,136	509,031	466,743	473,880	500,900	599,199

Net interest income	679,757	652,942	668,676	642,129	418,610	485,942	500,920	476,970
Provision for credit losses	434,788	384,005	455,796	709,948	340,000	304,000	132,000	135,000

Net interest income after provision for credit loss	244,969	268,937	212,880	(67,819)	78,610	181,942	368,920	341,970
(Loss)/gain on investment securities, net	(46,683)	(9,994)	(23,473)	(77,697)	(312,646)	(1,158,578)	1,908	14,135
Total fees and other income	113,187	106,973	182,211	97,773	110,762	162,842	205,209	157,625
General and administrative and other expenses	452,021	460,092	521,899	690,151	547,603	427,737	419,478	391,515

Income before income taxes	(140,548)	(94,176)	(150,281)	(737,894)	(670,877)	(1,241,531)	156,559	122,215
Income tax (benefit)/provision	(463)	(1,304,283)	(8,957)	29,239	932,316	(259,940)	29,120	22,080

Net (loss)/income	$(140,085)	$1,210,107	$(141,324)	$(767,133)	$(1,603,193)	$(981,591)	$127,439	$100,135

2009 Fourth Quarter Results
SHUSA reported a net loss for the fourth quarter of 2009 of $140.1 million compared to income of $1.2 billion for the third quarter and a loss of $1.6 billion for the fourth quarter of 2008. The gain in the third quarter of 2009 was due to the previously discussed deferred tax valuation allowance.
The net loss in the fourth quarter of 2008 was due to the previously discussed deferred tax valuation allowance of $1.4 billion, OTTI pretax charges on non agency mortgage backed securities of $307.9 million and a pretax charge of $95.0 million on an equity method investment.
Net interest margin for the fourth quarter of 2009 was 3.86%, compared to 3.80% for the third quarter of 2009 and 2.62% for the fourth quarter of 2008. The increase in margin in the fourth quarter of 2009 compared to the prior year was due to the impact of the contribution of SCUSA by our Parent Company. Excluding the impact of SCUSA, SHUSA’s net interest margin has declined as decreasing interest rates have resulted in the yields decreasing on our variable rate commercial loans and a lower overall yield on our investment portfolio. Our 2010 net interest margin will continue to be influenced by the interest rate yield environment, levels of non-performing loans, and our ability to originate high quality loans and organically grow low cost deposits.
General and administrative expenses for the fourth quarter of 2009 were $375.5 million, compared to $369.8 million in the third quarter and $387.4 million in the fourth quarter of 2008. The decrease in year-over-year fourth quarter general and administrative expenses was largely driven by expense reduction initiatives at Sovereign Bank, partially offset by the contribution of SCUSA.
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
Santander Holdings USA, Inc. (“SHUSA”) is responsible for the preparation, integrity, and fair presentation of its published financial statements as of December 31, 2009, and the year then ended. The consolidated financial statements and notes included in this annual report have been prepared in accordance with United States generally accepted accounting principles and, as such, include some amounts that are based on management’s best judgments and estimates.
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
Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2009, in relation to criteria for effective internal control over financial reporting as described in “Internal Control — Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2009, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework”. Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting.

/s/ Gabriel Jaramillo Gabriel Jaramillo	/s/ Guillermo Sabater Guillermo Sabater
Chairman and Chief Executive Officer	Chief Financial Officer and Executive Vice President
February 26, 2010

Report of Independent Registered Public Accounting Firm
THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
SANTANDER HOLDINGS USA, INC.
We have audited the accompanying consolidated balance sheet of Santander Holdings USA, Inc. and subsidiaries (the “Company”) as of December 31, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company for the years ended December 31, 2008 and 2007, before the effects of the retrospective adjustments to the disclosures for a change in the composition of reportable segments discussed in Note 26 to the consolidated financial statements were audited by other auditors whose report, dated March 17, 2009, expressed an unqualified opinion on those statements.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2009 and the consolidated results of its operations and its cash flows for the year then ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
We have also audited the adjustments to the 2008 and 2007 consolidated financial statements to retrospectively adjust the disclosures for a change in the composition of reportable segments in 2008 and 2007, as discussed in Note 26 to the consolidated financial statements. Our procedures included (1) comparing the adjustment amounts of segment revenues, operating income, and assets to the Company’s underlying analysis and (2) testing and mathematical accuracy of the reconciliation of segment amounts to the consolidated financial statements. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2008 and 2007 consolidated financial statements of the Company other than with respect to the retrospective adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2008 and 2007 consolidated financial statements taken as a whole.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 26, 2010

Report of Independent Registered Public Accounting Firm
THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
SANTANDER HOLDINGS USA, INC.
We have audited, before the effects of the retrospective adjustments to the disclosures for a change in composition of reportable segments described in Note 26 to the consolidated financial statements, the accompanying consolidated balance sheets of Santander Holdings USA, Inc. (formerly known as Sovereign Bancorp, Inc.) as of December 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the two years then ended (the 2008 and 2007 financial statements before the effects of the adjustments discussed in Note 26 are not presented herein). These financial statements are the responsibility of Santander Holdings USA, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements, before the effects of the retrospective adjustments to the disclosures for a change in composition of reportable segments described in Note 26 to the consolidated financial statements, present fairly, in all material respects, the consolidated financial position of Santander Holdings USA, Inc. at December 31, 2008 and the consolidated results of its operations and its cash flows for the two years then ended, in conformity with U.S. generally accepted accounting principles.
We were not engaged to audit, review, or apply any procedures to the retrospective adjustments to the disclosures for a change in composition of reportable segments described in Note 26 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether the change in composition is appropriate and has been properly applied. Those adjustments were audited by other auditors.

/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
March 17, 2009

Report of Independent Registered Public Accounting Firm
THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
SANTANDER HOLDINGS USA, INC.
We have audited Santander Holdings USA, Inc. and subsidiaries (the “Company”) internal control over financial reporting as of December 31, 2009 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the Company. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company. as of December 31, 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2009 and our report dated February 26, 2010 expressed an unqualified opinion thereon.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 26, 2010

Consolidated Balance Sheets

	AT DECEMBER 31,
(IN THOUSANDS, EXCEPT SHARE DATA)	2009	2008

Assets
Cash and amounts due from depository institutions	$2,323,290	$3,754,523
Investment securities available for sale	13,609,398	9,301,339
Other investments	692,240	718,771
Loans held for investment	57,552,177	55,541,899
Allowance for loan losses	(1,818,224)	(1,102,753)

Net loans held for investment	55,733,953	54,439,146

Loans held for sale	118,994	327,332
Premises and equipment	477,812	550,150
Accrued interest receivable	345,122	251,612
Goodwill	4,135,540	3,431,481
Core deposit and other intangibles, net of accumulated amortization of $934,270 in 2009 and $858,578 in 2008	245,641	268,472
Bank owned life insurance	1,810,511	1,847,688
Other assets	3,460,714	2,203,154

Total Assets	$82,953,215	$77,093,668

Liabilities
Deposits and other customer accounts	$44,428,065	$48,438,573
Borrowings and other debt obligations	27,235,151	20,964,185
Advance payments by borrowers for taxes and insurance	87,445	93,225
Other liabilities	1,815,019	2,000,971

Total Liabilities	73,565,680	71,496,954

Stockholders’ Equity
Preferred stock; no par value; $25,000 liquidation preference; 7,500,000 shares authorized; 8,000 shares outstanding in 2009 and 8,000 shares issued and outstanding in 2008	195,445	195,445
Common stock; no par value; 800,000,000 shares authorized; 511,107,043 issued in 2009 and 666,161,708 issued in 2008	10,397,214	7,718,771
Warrants and employee stock options issued	285,435	350,572
Treasury stock at cost; 0 shares in 2009 and 2,217,811 shares in 2008	—	(9,379)
Accumulated other comprehensive loss	(349,869)	(785,814)
Retained (deficit)/earnings	(1,140,690)	(1,872,881)

Total Stockholders’ Equity	9,387,535	5,596,714

Total Liabilities and Stockholders’ Equity	$82,953,215	$77,093,668

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Operations

	FOR THE YEAR ENDED DECEMBER 31,
(IN THOUSANDS, EXCEPT PER SHARE DATA)	2009	2008	2007

Interest Income:
Interest-earning deposits	$8,114	$5,820	$19,112
Investment securities:
Available for sale	383,926	554,351	721,015
Other	1,761	23,786	51,645
Interest on loans	4,029,785	3,339,207	3,864,484

Total interest income	4,423,586	3,923,164	4,656,256

Interest Expense:
Deposits and other customer accounts	640,549	951,588	1,627,315
Borrowings and other debt obligations	1,139,533	1,089,134	1,185,698

Total interest expense	1,780,082	2,040,722	2,813,013

Net interest income	2,643,504	1,882,442	1,843,243
Provision for credit losses	1,984,537	911,000	407,692

Net interest income after provision for credit losses	658,967	971,442	1,435,551

Non-interest Income:
Consumer banking fees	369,845	312,627	295,815
Commercial banking fees	187,276	213,945	202,304
Mortgage banking (expense)/revenue	(129,504)	(13,226)	(67,792)
Capital markets (expense)/revenue	(1,753)	23,810	(19,266)
Bank-owned life insurance	58,829	75,990	85,855
Miscellaneous income	15,451	23,292	33,835

Total fees and other income	500,144	636,438	530,751

Total other-than-temporary impairment losses	(604,489)	(887,730)	(180,549)
Portion of loss recognized in other comprehensive income (before taxes)	424,293	—	—
Gains/(Losses) on the sale of investment securities	22,349	(567,451)	4,194

Net loss on investment securities recognized in earnings	(157,847)	(1,455,181)	(176,355)

Total non-interest income	342,297	(818,743)	354,396

General and administrative expenses:
Compensation and benefits	716,418	755,379	673,528
Occupancy and equipment	318,706	310,535	308,698
Technology expense	107,100	102,591	96,265
Outside services	119,238	64,474	67,509
Marketing expense	36,318	78,995	56,101
Other administrative	222,680	172,332	134,764

Total general and administrative expenses	1,520,460	1,484,306	1,336,865

Other Expenses:
Amortization of intangibles	75,692	103,643	126,717
Deposit insurance premiums and other costs	138,747	37,506	8,973
Goodwill impairment	—	—	1,576,776
Equity method investments	21,412	128,530	46,484
Transaction related and integration charges and other restructuring costs	299,119	32,348	89,130
Loss on debt extinguishment	68,733	—	14,714

Total other expenses	603,703	302,027	1,862,794

Income/(Loss) before income taxes	(1,122,899)	(1,633,634)	(1,409,712)
Income tax (benefit)/provision	(1,284,464)	723,576	(60,450)

NET INCOME/(LOSS)	$161,565	$(2,357,210)	$(1,349,262)

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

	Common			Warrants	Unallocated
	Shares	Preferred	Common	and Stock	Stock Held
(IN THOUSANDS)	Outstanding	Stock	Stock	Options	by ESOP
Balance, December 31, 2006	473,755	$195,445	$6,183,281	$343,391	$(19,019)

Comprehensive loss:
Net loss	—	—	—	—	—
Change in unrealized gain/(loss), net of tax:
Investments available for sale	—	—	—	—	—
Pension liabilities
Cash flow hedge derivative financial instruments	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—
Cumulative transition adjustment related to the adoption of FIN 48	—	—	—	—	—
Issuance of common stock	980	—	21,885	—	—
Stock issued in connection with employee benefit and incentive compensation plans	5,874	—	71,426	(1,614)	11,425
Employee stock options issued	—	—	—	6,588	—
ESOP shares sold in conjunction with plan termination	1,102	—	18,980	—	7,594
Dividends paid on common stock	—	—	—	—	—
Dividends paid on preferred stock	—	—	—	—	—
Stock repurchased	(307)	—	—	—	—

Balance, December 31, 2007	481,404	$195,445	$6,295,572	$348,365	$—

Comprehensive loss:
Net loss	—	—	—	—	—
Change in unrealized gain/(loss), net of tax:
Investments available for sale	—	—	—	—	—
Pension liabilities
Cash flow hedge derivative financial instruments	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—
Issuance of common stock	180,548	—	21,275	—	—
Stock issued in connection with employee benefit and incentive compensation plans	2,283	—	1,401,924	(1,349)	—
Employee stock options issued	—	—	—	3,556	—
Dividends paid on preferred stock	—	—	—	—	—
Stock repurchased	(289)	—	—	—	—

Balance, December 31, 2008	663,946	$195,445	$7,718,771	$350,572	$—

Cumulative effect of adopting FSP FAS 115-2 and FAS 124-2	—	—	—	—	—

Balance at January 1, 2009	663,946	195,445	7,718,771	350,572	—

Comprehensive income:
Net income	—	—	—	—	—
Change in unrealized gain/(loss), net of tax:
Investments available for sale	—	—	—	—	—
Pension liabilities
Cash flow hedge derivative financial instruments	—	—	—	—	—
Total comprehensive income	—	—	—	—	—
Contribution of SCUSA from Parent	—	—	789,544	—	—
Issuance of preferred stock to Santander	—	1,800,000	—	—	—
Conversion of preferred stock to common stock	7,200	(1,800,000)	1,800,000	—	—
Stock issued in connection with employee benefit and incentive compensation plans	4	—	46,800	346	—
Vesting of employee share based awards	—	—	42,099	(65,483)	—
Dividends paid on preferred stock	—	—	—	—	—
Stock repurchased	(5)	—	—	—	—
Shares cancelled by Santander	(160,038)	—	—	—	—

Balance, December 31, 2009	511,107	$195,445	$10,397,214	$285,435	$—

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Stockholders’ Equity (continued)

		Accumulated
		Other	Retained	Total
	Treasury	Comprehensive	(Deficit)/	Stockholders’
	Stock	Income/(Loss)	Earnings	Equity

Balance, December 31, 2006	$(49,028)	$(24,746)	$2,015,075	$8,644,399

Comprehensive loss:
Net loss	—	—	(1,349,262)	(1,349,262)
Change in unrealized gain/(loss), net of tax:
Investments available for sale	—	(191,795)	—	(191,795)
Pension liabilities		1,908		1,908
Cash flow hedge derivative financial instruments	—	(111,500)	—	(111,500)

Total comprehensive loss	—	—	—	(1,650,649)
Cumulative transition adjustment related to the adoption of FIN 48	—	—	952	952
Issuance of common stock	—	—	—	21,885
Stock issued in connection with employee benefit and incentive compensation plans	36,743	—	—	117,980
Employee stock options issued	—	—	—	6,588
ESOP shares sold in conjunction with plan termination	—	—	—	26,574
Dividends paid on common stock	—	—	(153,236)	(153,236)
Dividends paid on preferred stock	—	—	(14,600)	(14,600)
Stock repurchased	(7,568)	—	—	(7,568)

Balance, December 31, 2007	$(19,853)	$(326,133)	$498,929	$6,992,325

Comprehensive loss:
Net loss	—	—	(2,357,210)	(2,357,210)
Change in unrealized gain/(loss), net of tax:
Investments available for sale	—	(352,423)	—	(352,423)
Pension liabilities		(16,831)		(16,831)
Cash flow hedge derivative financial instruments	—	(90,427)	—	(90,427)

Total comprehensive loss	—	—	—	(2,816,891)
Issuance of common stock	—	—	—	21,275
Stock issued in connection with employee benefit and incentive compensation plans	13,874	—	—	1,414,449
Employee stock options issued	—	—	—	3,556
Dividends paid on preferred stock	—	—	(14,600)	(14,600)
Stock repurchased	(3,400)	—	—	(3,400)

Balance, December 31, 2008	(9,379)	(785,814)	(1,872,881)	5,596,714

Cumulative effect of adopting FSP FAS 115-2 and FAS 124-2	—	(157,894)	246,084	88,190

Balance at January 1, 2009	(9,379)	(943,708)	(1,626,797)	5,684,904

Comprehensive income:
Net income	—	—	161,565	161,565
Change in unrealized gain/(loss), net of tax:
Investments available for sale	—	487,461	—	487,461
Pension liabilities		5,140		5,140
Cash flow hedge derivative financial instruments	—	141,234	—	141,234

Total comprehensive income	—	—	—	883,590
Contribution of SCUSA from Parent	—	(39,996)	339,142	1,088,690
Issuance of preferred stock to Santander	—	—	—	1,800,000
Conversion of preferred stock to common stock	—	—	—	—
Stock issued in connection with employee benefit and incentive compensation plans	47	—	—	47,193
Employee stock options issued	9,342	—	—	(14,042)
Dividends paid on preferred stock	—	—	(14,600)	(14,600)
Stock repurchased	(10)	—	—	(10)
Shares cancelled by Santander	—	—	—	—

Balance, December 31, 2009	$—	$(349,869)	$(1,140,690)	$9,387,535

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flow

	FOR THE YEAR ENDED DECEMBER 31,
(IN THOUSANDS)	2009	2008	2007

Cash Flows From Operating Activities:
Net (loss)/ income	$161,565	$(2,357,210)	$(1,349,262)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	1,984,537	911,000	407,692
Deferred taxes	(1,462,852)	837,028	(171,565)
Depreciation and amortization	246,861	225,913	266,715
Goodwill impairment	—	—	1,576,776
Impairment on equity method investment	—	95,000	—
Net amortization/accretion of investment securities and loan premiums and discounts	(311,201)	(4,961)	48,019
Net gains on the sale of loans	(76,765)	(38,761)	(16,178)
Net loss on investment securities	157,847	1,455,181	176,355
Net loss on real estate owned and premises and equipment	37,844	12,379	6,132
Loss on debt extinguishments	66,584	—	14,714
Stock based compensation	47,534	23,337	28,011
Allocation of Employee Stock Ownership Plan	—	—	40,119
Origination and purchase of loans held for sale, net of repayments	(5,971,514)	(5,569,238)	(5,113,911)
Proceeds from the sale of loans held for sale	6,236,879	6,246,226	4,966,782
Net change in:
Accrued interest receivable	10,951	98,922	72,367
Other assets and bank owned life insurance	442,864	(403,846)	(286,585)
Other liabilities	(320,619)	461,028	(34,712)

Net cash provided by operating activities	1,250,515	1,991,998	631,469

Cash Flows From Investing Activities:
Proceeds from sales investment securities:
Available for sale	2,673,370	5,203,297	669,053
Held to maturity	—	—	—
Proceeds from repayments and maturities of investment securities:
Available for sale	8,248,589	4,539,052	4,203,214
Net change in other investments	26,531	481,774	(197,533)
Net change in securities available for sale	—	2,000,000	(1,800,620)
Purchases of investment securities:
Available for sale	(14,653,872)	(8,299,508)	(3,593,836)
Proceeds from sales of loans	55,269	177,739	9,461,279
Purchase of loans	(2,765,449)	(411,488)	(290,720)
Net change in loans other than purchases and sales	8,173,134	380,216	(4,384,354)
Proceeds from sales of premises and equipment and real estate owned	61,626	37,424	47,691
Purchases of premises and equipment	(37,716)	(74,161)	(70,254)
Net cash (paid) received from acquisitions	(193,386)	—	—

Net cash provided by/(used in) investing activities	1,588,096	4,034,345	4,043,920

Cash Flows From Financing Activities:
Net change in deposits and other customer accounts	(4,010,508)	(1,479,576)	(2,478,869)
Net increase (decrease) in borrowings and other debt obligations	(2,915,106)	(7,230,785)	1,024,006
Proceeds from senior credit facility and senior notes, net of issuance costs	4,376,726	2,088,452	580,000
Repayments of borrowings and other debt obligations	(3,500,576)	(180,000)	(2,347,090)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	(5,780)	10,134	(14,950)
Maturity of minority interest	—	—	(11,822)
Proceeds from issuance of common stock, net of issuance costs	1,800,000	1,405,993	35,627
Sale of unallocated ESOP shares	—	—	26,574
Treasury stock repurchases, net of proceeds	—	(2,208)	5,624
Cash dividends paid to preferred stockholders	(14,600)	(14,600)	(14,600)
Cash dividends paid to common stockholders	—	—	(153,236)

Net cash (used in)/provided by financing activities	(4,269,844)	(5,402,590)	(3,348,736)

Net change in cash and cash equivalents	(1,431,233)	623,753	1,326,653
Cash and cash equivalents at beginning of year	3,754,523	3,130,770	1,804,117

Cash and cash equivalents at end of year	$2,323,290	$3,754,523	$3,130,770

See accompanying notes to the consolidated financial statements.

Supplemental Disclosures:

	AT DECEMBER 31,
(IN THOUSANDS)	2009	2008	2007
Income taxes paid/(refund received)	$350,910	$(5,429)	$204,090
Interest paid	1,790,303	2,097,222	2,984,896
Non-cash Transactions: In the first quarter of 2009, SHUSA brought back on balance sheet its dealer floor plan securitization due to an early amortization event from low payment rates. This resulted in a non-cash transaction which increased loan and borrowing obligation balances by $731.7 million on the reconsolidation date. In July 2009, Santander elected to convert its $1.8 billion preferred stock investment in the Company in exchange for 7.2 million common shares. In July 2009, Santander contributed Santander Consumer USA, Inc (“SCUSA”) into SHUSA. See Note 4 for further discussion.
In the second quarter of 2008, SHUSA completed an on-balance sheet securitization which had the impact of reclassifying $781 million of residential mortgage loans to investments available for sale.
In the first quarter of 2007, SHUSA reclassified $658 million of correspondent home equity loans that were previously classified as held for sale to its loans held for investment portfolio. See Note 7 for further discussion.
See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements
Note 1 — Summary of Significant Accounting Policies
Santander Holdings USA, Inc. (“SHUSA” or “the Company”), formerly Sovereign Bancorp Inc., is a Virginia corporation and is the holding company of Sovereign Bank (“Sovereign Bank” or “the Bank”). SHUSA is headquartered in Boston, Massachusetts and Sovereign Bank is headquartered in Wyomissing, Pennsylvania. On January 30, 2009, SHUSA was acquired by Banco Santander, SA. (“Santander”) and as such, is a wholly owned subsidiary of Santander. SHUSA shareholders received .3206 shares of Santander ADS for each share of the Company’s stock. Additionally, it also includes Santander Consumer USA, Inc. (“SCUSA”), a majority owned subsidiary of Santander that was contributed to SHUSA in 2009. SCUSA acquires retail installment contracts principally from manufacturer-franchised dealers in connection with the sale of used and new automobiles and trucks primarily to non prime customers with limited credit histories or past credit problems. Sovereign Bank’s primary business consists of attracting deposits from its network of community banking offices, located throughout eastern Pennsylvania, New Jersey, New York, New Hampshire, Massachusetts, Connecticut, Rhode Island and Maryland, and originating commercial, home equity loans and residential mortgage loans in those communities.
The following is a description of the significant accounting policies of SHUSA. Such accounting policies are in accordance with United States generally accepted accounting principles. Certain prior period amounts have been reclassified to conform to the current period presentation.
a. Principles of Consolidation — The accompanying financial statements include the accounts of the parent company, SHUSA., and its subsidiaries, including the following wholly-owned subsidiaries: Sovereign Bank, SCUSA, Independence Community Bank Corp. and Sovereign Delaware Investment Corporation. All intercompany balances and transactions have been eliminated in consolidation.
b. Use of Estimates — The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our most significant estimates pertain to our allowance for loan losses, recourse reserves, and fair value measurements related to our investment portfolio. Actual results could differ from those estimates.
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
d. Investment Securities and Other Investments — Investment securities that the Company has the intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Securities expected to be held for an indefinite period of time are classified as available for sale and are carried at fair value with temporary unrealized gains and losses reported as a component of accumulated other comprehensive income within stockholders’ equity, net of estimated income taxes. Gains or losses on the sales of securities are recognized at the trade date utilizing the specific identification method. In determining if and when a decline in market value below amortized cost is other-than-temporary for its investments in marketable equity securities and debt instruments, SHUSA considers the duration and severity of the unrealized loss, the financial condition and near term prospects of the issuers, and SHUSA’s intent and ability to hold the investments to allow for a recovery in market value in a reasonable period of time which for debt securities may mean maturity. Prior to 2009, when such a decline in value was deemed to be other-than-temporary, the Company recognized an impairment loss in the operating results to the extent of the decline.
In April 2009, the accounting regulations in the United States changed the existing impairment guidelines in the following ways:
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
The “probability” standard relating to the collectability of cash flows was eliminated, and impairment is now considered to be other-than-temporary if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security (any such shortfall is referred to as a “credit loss”).
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
Upon adoption of these new accounting regulations, a cumulative effect adjustment was made to reclassify the non-credit portion of any other-than-temporary impairments (“OTTI”) previously recorded through earnings to accumulated other comprehensive income for investments held as of the beginning of the interim period of adoption. This adjustment should only be made if the entity does not intend to sell and more-likely-than-not will not be required to sell the security before recovery of its amortized cost basis (i.e., the impairment does not meet the new definition of other-than-temporary). The cumulative effect adjustment should be determined based on the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security as of the beginning of the interim period in which the new regulations is adopted. The cumulative effect adjustment should include the related tax effects.
The Company adopted these new regulations for the quarter ended March 31, 2009. Upon adoption, a cumulative effect adjustment was recorded in the amount of $246 million to increase retained earnings, with an increase to unrealized losses in other comprehensive income of $158 million and a reduction to our deferred tax valuation allowance of $88 million. The increase to retained earnings represented the non-credit related impairment charge related to the non-agency mortgage backed securities.

Notes to Consolidated Financial Statements
Note 1 — Summary of Significant Accounting Policies (continued)
Other investments include $0.7 billion at December 31, 2009 and 2008 of the Company’s investment in the stock of the Federal Home Loan Bank (FHLB) of Boston, New York and Pittsburgh. Although FHLB stock is an equity interest in a FHLB, it does not have a readily determinable fair value, because its ownership is restricted and it lacks a market. FHLB stock can be sold back only at its par value of $100 per share and only to the FHLBs or to another member institution. SHUSA evaluates this investment for impairment on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. In December 2008, the FHLB of Pittsburgh announced it was suspending dividends on its stock and that it would not repurchase any excess capital stock in order to maintain their liquidity and capital positions. We have considered these developments and concluded that our investment in FHLB Pittsburgh is not impaired. However we will continue to closely monitor this investment in future periods.
e. Loans Held for Sale — Residential mortgage loans classified as held for sale are recorded at fair value as the Company elected the fair value option on loans originated subsequent to January 1, 2008. Any other loan products classified as held for sale are recorded at the lower of cost or estimated fair value on an aggregate basis at the time a decision is made to sell the loan with any decline in value attributable to credit deterioration below its carrying amount charged to the allowance for loan losses. Any declines in value attributable to interest rates below its carrying amount are recorded as reductions to non-interest income and typically is recorded within mortgage banking revenues as the majority of our loans held for sale are residential loans. Any subsequent decline in the estimated fair value of loans held for sale is included as a reduction of non-interest income in the consolidated statements of operations.
f. Mortgage Servicing Rights — SHUSA sells mortgage loans in the secondary market and typically retains the right to service the loans sold. Upon sale, a mortgage servicing right (MSR) asset is established, which represents the then current fair value of future net cash flows expected to be realized for performing the servicing activities. MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization, or fair value. The carrying values of MSRs are amortized in proportion to, and over the period of, estimated net servicing income.
Mortgage servicing rights are evaluated for impairment in accordance with the transfers and servicing topic of the FASB Accounting Standards Codification. For purposes of determining impairment, the mortgage servicing rights are stratified by certain risk characteristics and underlying loan strata that include, but are not limited to, interest rate bands, and further into residential real estate 30-year and 15-year fixed rate mortgage loans, adjustable rate mortgage loans and balloon loans. A valuation reserve is recorded in the period in which the impairment occurs through a charge to income equal to the amount by which the carrying value of the strata exceeds the fair value. If it is later determined that all or a portion of the temporary impairment no longer exists for a particular strata, the valuation allowance is reduced with an offsetting credit to income.
Mortgage servicing rights are also reviewed for permanent impairment. Permanent impairment exists when the recoverability of a recorded valuation allowance is determined to be remote taking into consideration historical and projected interest rates and loan pay-off activity. When this situation occurs, the unrecoverable portion of the valuation reserve is applied as a direct write-down to the carrying value of the mortgage servicing right. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the mortgage servicing asset and the valuation allowance, precluding subsequent recoveries. Mortgage servicing rights are classified in other assets on our consolidated balance sheet. See Note 9 for additional discussion.
g. Allowance for Loan Losses and Reserve for Unfunded Lending Commitments — The allowance for loan losses and reserve for unfunded lending commitments collectively “the allowance for credit losses” are maintained at levels that management considers adequate to provide for losses based upon an evaluation of known and inherent risks in the loan portfolio. Management’s evaluation takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans with loss potential, geographic and industry concentrations, delinquency trends, economic conditions and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance for credit losses may be necessary if conditions differ substantially from the assumptions used in making the evaluations.
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
For our commercial loan portfolios, we have specialized credit officers and workout units that identify and manage potential problem loans. Changes in management factors, financial and operating performance, company behavior, industry factors and external events and circumstances are evaluated on an ongoing basis to determine whether potential impairment is evident and additional analysis is needed. For our commercial loan portfolios, risk ratings are assigned to each individual loan to differentiate risk within the portfolio and are reviewed on an ongoing basis by credit risk management and revised, if needed, to reflect the borrowers’ current risk profiles and the related collateral positions. The risk ratings consider factors such as financial condition, debt capacity and coverage ratios, market presence and quality of management. Generally, credit officers reassess a borrower’s risk rating on a quarterly basis. SHUSA’s Internal Audit group regularly performs loan reviews and assesses the appropriateness of assigned risk ratings. When a credit’s risk rating is downgraded to a certain level, the relationship must be reviewed and detailed reports completed that document risk management strategies for the credit going forward, and the appropriate accounting actions to take in accordance with Generally Accepted Accounting Principles in the United States (US GAAP). When credits are downgraded beyond a certain level, SHUSA’s workout department becomes responsible for managing the credit risk.
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
Consumer loans and any portion of a consumer loan secured by real estate and mortgage loans not adequately secured are generally charged-off when deemed to be uncollectible or delinquent 180 days or more (90 days for closed-end consumer loans not secured by real estate), whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment include; a loan that is secured by adequate collateral and is in the process of collection; a loan supported by a valid guarantee or insurance; or a loan supported by a valid claim against a solvent estate.
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
Additionally, the Company reserves for certain incurred, but undetected, losses within the loan portfolio. This is due to several factors, such as, but not limited to, inherent delays in obtaining information regarding a customer’s financial condition or changes in their unique business conditions and the interpretation of economic trends. While this analysis is conducted at least quarterly, the Company has the ability to revise the allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan pool classification.
Regardless of the extent of the Company’s analysis of customer performance, portfolio evaluations, trends or risk management processes established, a level of imprecision will always exist due to the judgmental nature of loan portfolio and/or individual loan evaluations. The Company maintains an unallocated allowance to recognize the existence of these exposures.
In addition to the allowance for loan losses, we also estimate probable losses related to unfunded lending commitments. Unfunded lending commitments are subject to individual reviews, and are analyzed and segregated by risk according to the Corporation’s internal risk rating scale. These risk classifications, in conjunction with an analysis of historical loss experience, current economic conditions and performance trends within specific portfolio segments, and any other pertinent information result in the estimation of the reserve for unfunded lending commitments. Additions to the reserve for unfunded lending commitments are made by charges to the provision for credit losses and this reserve is classified within other liabilities on the Company’s Consolidated Balance Sheet.
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
h. Loans — Loans are reported net of loan origination fees, direct origination costs and discounts and premiums associated with purchased loans and unearned income. Interest on loans is credited to income as it is earned. Loan origination fees and certain direct loan origination costs are deferred and recognized as adjustments to interest income in the consolidated statement of operations over the contractual life of the loan utilizing the effective interest rate method. Premiums and discounts associated with purchased loans by Sovereign Bank are deferred and amortized as adjustments to interest income utilizing the effective interest rate method using estimated prepayment speeds, which are updated on a quarterly basis. Interest income is not recognized on loans when the loan payment is 90 days or more delinquent for commercial loans and 90 days or more delinquent for consumer loans or sooner if management believes the loan has become impaired.

Notes to Consolidated Financial Statements
Note 1 — Summary of Significant Accounting Policies (continued)
SHUSA, through its SCUSA subsidiary, acquires auto loans at a substantial discount from par from manufacturer-franchised dealers or other companies engaged in non-prime lending activities. For certain of these loans part of this discount is attributable to the expectation that not all contractual cash flows will be received from the borrowers. These loans are accounted for under the Receivable topic of the FASB Accounting Standards Codification (Section 310-30) “Loans and Debt Securities Acquired with Deteriorated Credit Quality”. The excess of the estimated undiscounted principal, interest and other cash flows expected to be collected over the initial investment in the acquired loans is amortized to interest income over the expected life of the loans via the effective interest rate method.
The amount amortized for the acquired loan pool is adjusted when there is an increase or decrease in the expected cash flows. Further, SHUSA assesses impairment on these acquired loan pools for which there has been a decrease in the expected cash flows. Impairment is measured based on the present value of the expected cash flows from the loan (including the estimated fair value of the underlying collateral) discounted using the loan’s effective interest rate. Impairments are recognized via a charge to the provision for loan losses on the Consolidated Statement of Operations.
A non-accrual loan is a loan in which it is probable that scheduled payments of principal and interest will not be received when due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, all accrued yet uncollected interest is reversed from income. Payments received on non-accrual loans are generally applied to the outstanding principal balance. In order for a non-accrual loan to revert to accruing status, all delinquent interest must be paid and SHUSA must approve a repayment plan.
Consumer loans and any portion of a consumer loan secured by real estate mortgage loans not adequately secured are generally charged-off when deemed to be uncollectible or delinquent 180 days or more (90 days for closed-end consumer loans not secured by real estate), whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment include; a loan that is secured by collateral and is in the process of collection; a loan supported by a valid guarantee or insurance; or a loan supported by a valid claim against a solvent estate. Charge-offs of commercial loans are made on the basis of management’s ongoing evaluation of non-performing loans.
A loan whose terms have been modified due to financial difficulties of a borrower is reported by SHUSA as a troubled debt restructuring (“TDR”). All TDRs are initially placed on non-accrual status until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement (generally a minimum of six months for an amortizing loan). All costs incurred by SHUSA in connection with a TDR are expensed as incurred. If a TDR is at market terms and the loan performs for a period of one year, the loan will no longer be reported as a TDR in accordance with Bank regulatory requirements. However, if the restructured terms are not at market terms, then the loan will be reported as a TDR until the amount is settled by the customer or charged off.
Impaired loans are defined as all TDRs plus commercial non-accrual loans in excess of $1 million. Impaired loans are measured individually for impairment based on the present value of the estimated projected cash flows, the estimated value of the collateral or, if available, observable market prices. For consumer TDRs, SHUSA measures the level of impairment based on pools of loans stratified by common risk characteristics. If current valuations are lower than the current book balance, the deficiency is reviewed for possible charge-off. In instances where management determines that a charge-off is not appropriate, a reserve is established for the loan or pool in question.
i. Premises and Equipment — Premises and equipment are carried at cost, less accumulated depreciation. Depreciation is calculated utilizing the straight-line method. Estimated useful lives are as follows:

Office buildings	10 to 30 years
Leasehold improvements	Remaining lease term
Furniture, fixtures and equipment	3 to 10 years
Automobiles	5 years
Expenditures for maintenance and repairs are charged to expense as incurred.
j. Other Real Estate Owned — Other real estate owned (“OREO”) consists of properties acquired by, or in lieu of, foreclosure in partial or total satisfaction of non-performing loans. OREO obtained in satisfaction of a loan is recorded at the lower of cost or estimated fair value minus estimated costs to sell based upon the property’s appraisal value at the date of transfer. The excess of the carrying value of the loan over the fair value of the property minus estimated costs to sell are charged to the allowance for loan losses. Any decline in the estimated fair value of OREO that occurs after the initial transfer from the loan portfolio and costs of holding the property are recorded as operating expenses, except for significant property improvements that are capitalized to the extent that carrying value does not exceed estimated fair value. OREO is classified within other assets on the consolidated balance sheet and totaled $118.1 million and $71.4 million at December 31, 2009 and December 31, 2008, respectively.
k. Bank Owned Life Insurance — Bank owned life insurance (“BOLI”) represents the cash surrender value for life insurance policies for certain employees who have provided positive consent allowing the Bank to be the beneficiary of such policies. Increases in the net cash surrender value of the policies, as well as insurance proceeds received, are recorded in non-interest income, and are not subject to income taxes.
l. Income Taxes — Deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. See Note 18 for detail on the Company’s income taxes.
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
SHUSA is subject to the income tax laws of the U.S., its states and municipalities as well as certain foreign countries. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant Governmental taxing authorities. In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of these inherently complex tax laws.
Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. SHUSA reviews its tax balances quarterly and as new information becomes available, the balances are adjusted, as appropriate. The Company is subject to ongoing tax examinations and assessments in various jurisdictions. In late 2008, the Internal Revenue Service (the “IRS”) completed its examination of the Company’s federal income tax returns for the years 2002 through 2005. Included in this examination cycle are two separate financing transactions with an international bank totaling $1.2 billion. As a result of these transactions, SHUSA was subject to foreign taxes of $154.0 million during the years 2003 through 2005 and claimed a corresponding foreign tax credit for foreign taxes paid during those years. In 2006 and 2007, SHUSA was subject to an additional $87.6 million and $22.5 million, respectively, of foreign taxes related to these financing transactions and claimed a corresponding foreign tax credit. The IRS issued a notification of adjustment disallowing the foreign tax credits taken in 2003-2005 in the amount of $154.0 million related to these transactions; disallowing deductions for issuance costs and interest expense related to the transaction which would result in an additional tax liability of $24.9 million and assessed interest and potential penalties, the combined amount of which totaled approximately $70.8 million. SHUSA has paid the additional tax due resulting from the IRS’ adjustments, as well as the assessed interest and penalties and has filed a lawsuit against the government seeking the refund of those amounts in Federal District Court. In addition, the IRS has commenced its audit for the years 2006 and 2007. We expect that in the future the IRS will propose to disallow the foreign tax credits and deductions taken in 2006 and 2007 of $87.6 million and $22.5 million, respectively; disallow deductions for issuance costs and interest expense which would result in an additional tax liability of $37.1 million; and to assess interest and penalties. SHUSA continues to believe that it is entitled to claim these foreign tax credits taken with respect to the transactions and also continues to believe it is entitled to tax deductions for the related issuance costs and interest deductions based on tax law. SHUSA also believes that its recorded tax reserves for its position of $57.7 million adequately provides for any potential exposure to the IRS related to these items. However, as the Company continues to go through the litigation process, we will continue to evaluate the appropriate tax reserve levels for this position and any changes made to the tax reserves may materially affect SHUSA’s income tax provision, net income and regulatory capital in future periods.
m. Derivative Instruments and Hedging Activity — SHUSA enters into certain derivative transactions principally to protect against the risk of adverse price or interest rate movements on the value of certain assets and liabilities and on expected future cash flows. The Company recognizes the fair value of the contracts when the characteristics of those contracts meet the definition of a derivative.
Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. The Company formally documents the relationships of certain qualifying hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction.
Fair value hedges are accounted for by recording the change in the fair value of the derivative instrument and the related hedged asset, liability or firm commitment on the consolidated balance sheet with the corresponding income or expense recorded in the consolidated statement of operations. The adjustment to the hedged asset or liability is included in the basis of the hedged item, while the fair value of the derivative is recorded as an other asset or other liability. Actual cash receipts or payments and related amounts accrued during the period on derivatives included in a fair value hedge relationship are recorded as adjustments to the income or expense associated with the hedged asset or liability. The Company had no fair value hedges outstanding at December 31, 2009.
Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the consolidated balance sheet as an asset or liability, with a corresponding charge or credit, net of tax, recorded in accumulated other comprehensive income within stockholders’ equity, in the accompanying consolidated balance sheet. Amounts are reclassified from accumulated other comprehensive income to the statement of operations in the period or periods the hedged transaction affects earnings. In the case where certain cash flow hedging relationships have been terminated, the Company continues to defer the net gain or loss in accumulated other comprehensive income and reclassifies it into interest expense as the future cash flows occur, unless it becomes probable that the future cash flows will not occur. See Note 22 for further discussion.
The Company, through its precious metals financing business, enters into gold bullion and other precious metals financing arrangements with customers for use in the customer’s operations. The customer is required to settle the arrangement at all times either in the metal received or in the fair value of the metal at the time of settlement. We have recorded the fair value of the customer settlement arrangement as a precious metals customer forward settlement arrangement in our consolidated statement of financial condition. The Company economically hedges its customer forward settlement arrangements with forward sale agreements to mitigate the impact of the changes in the fair value of the precious metals in which it transacts with customers. Changes in fair value of precious metals forward sale agreements are reflected in commercial banking fees.
The portion of gains and losses on derivative instruments not considered highly effective in hedging the change in fair value or expected cash flows of the hedged item, or derivatives not designated in hedging relationships, are recognized immediately in the consolidated statement of operations.
n. Forward Exchange — SHUSA enters into forward exchange contracts to provide for the needs of its customers. Forward exchange contracts are recorded at fair value based on current exchange rates. All gains or losses on forward exchange contracts are included in capital markets revenue.
o. Consolidated Statement of Cash Flows — For purposes of reporting cash flows, cash and cash equivalents include cash and amounts due from depository institutions, interest-earning deposits and securities purchased under resale agreements with an original maturity of three months or less.

Notes to Consolidated Financial Statements
Note 1 — Summary of Significant Accounting Policies (continued)
p. Goodwill and Core Deposit Intangibles — Goodwill is the excess of the purchase price over the fair value of the tangible and identifiable intangible assets and liabilities of companies acquired through business combinations accounted for under the purchase method. Core deposit intangibles are a measure of the value of checking, savings and other-low cost deposits acquired in business combinations accounted for under the purchase method. Core deposit intangibles are amortized over the estimated useful lives of the existing deposit relationships acquired, but not exceeding 10 years. The Company evaluates its identifiable intangibles for impairment when an indicator of impairment exists, but not less than annually. Separable intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives.
Goodwill and other indefinite lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing. We perform our annual goodwill impairment test in the fourth quarter and whenever events occur or circumstances change that indicate the fair value of a reporting unit may be below its carrying value. SHUSA performed goodwill impairment testing during the first and fourth quarter of 2009 and concluded goodwill was not impaired. Goodwill is reviewed for impairment utilizing a two-step process. The first step requires SHUSA to identify the reporting units and compare the fair value of each reporting unit to its respective carrying amount, including its allocated goodwill. If the carrying value is higher than the fair value, there is an indication that an impairment may exist and a second step must be performed. The second step entails calculating the implied fair value of goodwill as if a reporting unit is purchased at its step 1 fair value. This is determined in the same manner as goodwill in a business combination. If the implied fair value of goodwill is in excess of the reporting units allocated goodwill amount then no impairment charge is required. See Note 5 for additional discussion.
q. Asset Securitizations — SHUSA has historically securitized multi-family and commercial real estate loans, mortgage loans, home equity and other consumer loans, as well as automotive floor plan receivables that it originated and/or purchased from certain other financial institutions. After receivables or loans are securitized, the Company continues to maintain account relationships with its customers. SHUSA may provide administrative, liquidity facilities and/or other services to the resulting securitization entities, and may continue to service the financial assets sold to the securitization entity.
If the securitization transaction meets the accounting requirements for deconsolidation and sale treatment, the securitized receivables or loans are removed from the balance sheet and a net gain or loss is recognized in income at the time of initial sale and each subsequent sale. Net gains or losses resulting from securitizations are recorded in non-interest income.
Retained interests in the subordinated tranches and interest-only strips are recorded at their estimated fair value and included in the available for sale securities portfolio. Any decline in the estimated fair value below the carrying amount that is determined to be other-than-temporary is charged to earnings in the statement of operations. The Company uses assumptions and estimates in determining the fair value allocated to the retained interests at the time of sale and each subsequent accounting period. These assumptions and estimates include projections concerning rates charged to customers, the expected life of the receivables, credit loss experience, loan repayment rates, the cost of funds, and discount rates commensurate with the risks involved. On a quarterly basis, management reviews the historical performance of each retained interest and the assumptions used to project future cash flows. SHUSA’s retained interest on off balance sheet securitizations totaled $1.9 million at December 31, 2009.
r. Marketing expense — Marketing costs are expensed as incurred.
s. Stock Based Compensation — SHUSA estimates the fair value of option grants using a Black-Scholes option pricing model and expenses this value over the vesting period. Reductions in compensation expense associated with forfeited options are estimated at the date of grant, and this estimated forfeiture rate is adjusted quarterly based on actual forfeiture experience.
The fair value for our stock option grants were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	GRANT DATE YEAR
	2009	2008	2007
Expected volatility	.492	.280 - .468	.214 - .235
Expected life in years	6.00	6.00	6.00
Stock price on date of grant	$3.04	$4.77 - 7.73	$17.62 - 25.76
Exercise price	$3.04	$4.77 - 7.73	$17.62 - 25.76
Weighted average exercise price	$3.04	$5.27	$22.74
Weighted average fair value	$3.04	$2.54	$6.24
Expected dividend yield	N/A	N/A	1.24% - 1.82%
Risk-free interest rate	2.32%	2.84% - 3.51%	4.07% - 5.04%
Vesting period in years	3	3-5	3-5
Expected volatility is based on the historical volatility of the Company’s stock price. SHUSA utilizes historical data to predict options’ expected lives. The risk-free interest rate is based on the yield on a U.S. treasury bond with a similar maturity of the expected life of the option.
In connection with the acquisition of SHUSA by Santander on January 30, 2009, all unvested stock options vested but none were exercisable given the Company’s stock price at the acquisition date was lower than all of our options’ exercise price.
t. Equity Method Investments — SHUSA had an equity method investment in a synthetic fuel partnership that generated Section 29 tax credits for the production of fuel from a non-conventional source (“the Synthetic Fuel Partnership”). Reductions in the investment value and our allocation of the partnership’s earnings or losses totaled $26.2 million for 2007 and were included as expense in the line “Equity method investment expense” in our consolidated statement of operations, while the alternative energy tax credits we receive are included as a reduction of income tax expense. SHUSA amortized this investment through December 31, 2007 since this is the period through which we received alternative energy tax credits.

Notes to Consolidated Financial Statements
Note 1 — Summary of Significant Accounting Policies (continued)
The Company also has other investments in entities accounted for under the equity method including low-income housing tax credit partnerships which totaled $143.2 million and $156.2 million at December 31, 2009 and December 31, 2008, respectively. Included in equity method investments is an investment in a broker through which SHUSA obtained a substantial portfolio of its multi-family loan originations. Given expectations that the current economic conditions will continue to adversely impact this broker’s results in future periods it was determined that the estimated fair value of our investment was significantly less than our cost basis and as a result an impairment charge of $95 million in 2008 was recorded to write this investment down to approximately $10 million. In 2009, the Company sold a portion of this investment and the remaining book value is $5 million at December 31, 2009.
Note 2 — Recent Accounting Pronouncements
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
The investments topic of the FASB Accounting Standards Codification, is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains at fair value. These FSPs also required increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The Company elected to early adopt these FSPs on January 1, 2009 and the impact of its adoption and the disclosures required by the FSPs are contained in Note 7.
In June 2009, the FASB issued an amendment to the transfers and servicing topic of the FASB Accounting Standards Codification. This will eliminate the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and require additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. It also amends the consolidation guidance applicable to variable interest entities. It is effective on January 1, 2010 for the Company and it resulted in the reconsolidation of all of the assets and liabilities in our qualified special purpose entities in the Company’s statement of financial position. As a result of this standard, SHUSA will consolidate approximately $1 billion of assets and borrowings on its balance sheet beginning January 1, 2010 that no longer qualify for sale accounting. The consolidation of these assets and liabilities will not have a significant impact on the Consolidated Statement of Operations.
Note 3 — Acquisition of SHUSA by Santander
On October 13, 2008, SHUSA and Santander entered into a transaction agreement pursuant to which Santander agreed to acquire all of SHUSA’s common stock that it did not already own (the “Transaction”). Prior to entering into the transaction agreement, Santander owned approximately 24.35% of the Company’s voting common stock. Both the Board of Directors of SHUSA and the Executive Committee of Santander unanimously approved the Transaction, and both companies’ shareholders voted in favor of the Transaction in January 2009. The Transaction closed on January 30, 2009. Upon adoption of the transaction agreement and the Transaction becoming effective, each share of the Company’s common stock was exchanged into the right to receive 0.3206 Santander American Depository Shares (“ADSs”), or at the election of the holders of the Company’s common stock, 0.3206 ordinary shares of Santander (subject to Santander’s discretion).
SHUSA will continue to apply its historical basis of accounting in its stand-alone financial statements after the Transaction. This is based on our determination under the Business Combination Topic of the FASB Accounting Standards Codification, that Santander is the acquiring entity and our determination under SEC Staff Accounting Bulletin (SAB) No. 54, codified as Topic 5J, Push Down Basis of Accounting Required In Certain Limited Circumstances, that while the push down of Santander’s basis in SHUSA is permissible, it was not required due to the existence at SHUSA of significant outstanding public debt securities.
The accounting regulations provide that for each business combination, one of the combining entities shall be identified as the acquirer with the acquirer defined as the entity that obtains control. We determined that the Transaction resulted in Santander obtaining control of SHUSA as Santander acquired all the voting shares of SHUSA. In reaching our determination that our outstanding public debt securities are significant, we considered both the face amount and fair value of our outstanding public debt securities, as well as a number of provisions contained within those securities which we believe might impact Santander’s ability to control their form of ownership of SHUSA. If push down accounting had been applied to the separate stand-alone financial statements of SHUSA, the measurement amounts for assets and liabilities as of January 30, 2009 would have approximated the purchase price of approximately $1.9 billion, as compared to the Company’s equity as of December 31, 2008 of approximately $5.6 billion. Such adjustments to fair value, if recorded, would have the effect of significantly reducing our regulatory capital and would require a capital infusion in order to ensure Sovereign Bank would remain well-capitalized. Following the acquisition, Santander purchased $1.8 billion of preferred stock from SHUSA which was converted to common stock. SHUSA contributed this additional capital to Sovereign Bank to further strengthen its capital positions.

Notes to Consolidated Financial Statements
Note 4 — Contribution of SCUSA
In July 2009, Santander contributed SCUSA, a majority owned subsidiary to SHUSA. SCUSA is a specialized consumer finance company engaged in the purchase, securitization, and servicing of retail installment contracts originated by automobile dealers. SCUSA acquires retail installment contracts principally from manufacturer-franchised dealers in connection with the sale of used and new automobiles and trucks primarily to nonprime customers with limited credit histories or past credit problems. SCUSA also purchases automobile retail installment contracts from other companies.
As Santander controls both SHUSA and SCUSA, the transaction was reflected as if it had actually occurred on January 1, 2009. Since Santander acquired SHUSA on January 31, 2009, this is the earliest period both entities were under common control. The impact of this transaction on the Company’s Consolidated Statement of Operations for the year ended December 31, 2009 is shown below. SHUSA recorded the contribution based on Santander’s basis in SCUSA’s net assets.

Period Ended
December 31, 2009
(in thousands)
Net interest income	$1,277,358
Provision for credit losses	720,937
Fees and other income	30,712
Compensation and benefits	88,858
Occupancy and equipment expenses	17,952
Technology expense	10,400
Outside services	57,461
Marketing expense	1,116
Other administrative expenses	77,244

General and administrative expense	253,031
Other expenses	1,907

Income before income taxes	332,195
Income tax provision	143,834

Net income	$188,361

Additionally, the contribution of SCUSA increased the Company’s balance sheet captions at January 1, 2009 as shown below.

(in thousands)

ASSETS
Cash and amounts due from depository institutions	$23,300
Loans held for investment	5,799,980
Allowance for loan losses	(347,302)

Net loans held for investment	5,452,678
Goodwill	673,598
Other intangibles	50,860
Other assets	462,829

Total assets	$6,663,265

LIABILITIES
Borrowings and other debt obligations	$5,432,338
Other liabilities	132,648

Total liabilities	5,564,986

STOCKHOLDERS’ EQUITY
Common stock	799,133
Accumulated other comprehensive income	(39,996)
Retained earnings	339,142

Total stockholder’s equity	1,098,279

Total liabilities and stockholder’s equity	$6,663,265

Notes to Consolidated Financial Statements
Note 5 — Goodwill and Other Intangible Assets
SHUSA has five reportable segments: Retail Banking, Specialized Businesses, Middle Market, SCUSA and Other. The Company’s segments are focused principally around the customers SHUSA serves. The Retail Banking Division is comprised of our branch locations. Additionally, in 2009, our residential mortgage business was merged into our retail segment out of our Specialized Business unit as the head of our Retail Banking Unit was placed in charge of residential lending in 2009. Since our Specialized Business segment had no goodwill allocated to it due to a goodwill impairment charge recorded in 2007, this reporting structure change had no impact on the amount of goodwill assigned to our Retail segment. Our branches offer a wide range of products and services to customers and each attracts deposits by offering a variety of deposit instruments including demand and NOW accounts, money market and savings accounts, certificates of deposits and retirement savings plans. Our branches also offer certain loans such as home equity loans and other consumer loan products and certain small business loans. The Specialized Business segment is primarily comprised of our New York multi-family and national commercial real estate lending group, our automobile dealer floor plan lending group and our indirect automobile lending group.
The Middle Market segment provides the majority of the Company’s commercial lending platforms such as commercial real estate loans, commercial industrial loans, leases to commercial customers, and small business loans. In the first quarter of 2009, management reorganized this segment to also include the Company’s commercial deposits as it was determined that these relationships would no longer be managed by our Retail business executives. These deposits were previously included in our Retail segment. SHUSA determined that the fair value of these deposits represented approximately 27% of our Retail segment’s fair value at March 31, 2009. As a result, SHUSA reassigned $830.7 million of goodwill from the Retail segment to the Middle Market segment. As a result, goodwill totals $2.26 billion in our Retail segment and $1.17 billion in our Middle Market segment. Our SCUSA segment has goodwill of $704.1 million. The Other segment includes earnings from the investment portfolio, interest expense on SHUSA’s borrowings and other debt obligations (excluding borrowing costs incurred by SCUSA), amortization of intangible assets (excluding SCUSA’s intangible asset amortization) and certain unallocated corporate income and expenses.
SHUSA utilized a discounted cash flow analysis as well as various market approaches to estimate the fair value of our reporting units using market based assumptions. The Company was able to reconcile the resulting fair value of our Retail Bank, Middle Market segment and Specialized Business Segment to the consideration paid by Santander. The fair value of the specialized business reporting unit was negative due to the deterioration in the operating results in the current year and in particular the latter half of 2008 from increased credit losses on their loan portfolios. The fair value of our Retail Bank, Middle Market segment and SCUSA segment were well in excess of their book values.
SHUSA’s core deposit intangible assets balance decreased to $181.0 million at December 31, 2009 from $252.3 million at December 31, 2008 as a result of core deposit intangible amortization of $71.3 million in 2009. The weighted average life of our core deposit intangibles is 1.8 years and the estimated aggregate amortization expense related to core deposit intangibles for each of the five succeeding calendar years ending December 31 is (in thousands):

YEAR	AMOUNT

2010	$56,617
2011	44,963
2012	33,108
2013	23,630
2014	14,869
SHUSA also recorded other intangibles of $25.1 million in connection with its acquisition of Independence related to fair market value adjustments associated with operating lease agreements of $22.3 million and certain non-competition agreements with key employees totaling $2.8 million. These intangibles are amortized on a straight-line basis over the term of the lease and the non-competition term, respectively. SHUSA recorded intangible asset amortization of $2.4 million and $3.2 million for the years ended December 31, 2009 and 2008, respectively related to these two items.
SCUSA has other intangibles of $51.0 million which consisted primarily of intangible customer relationships of $10.4 million and $40.1 million of trademark intangibles. SCUSA recorded intangible asset amortization of $1.9 million for the year ended December 31, 2009 related to these items.
Note 6 — Restrictions on Cash and Amounts Due From Depository Institutions
Sovereign Bank is required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those reserve balances for the reserve computation periods at December 31, 2009 and 2008 were $352.1 million and $345.5 million, respectively.

Notes to Consolidated Financial Statements
Note 7 — Investment Securities
The amortized cost and estimated fair value of SHUSA’s available for sale investment securities are as follows (in thousands):

	AT DECEMBER 31,
	2009				2008
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value	Cost	Appreciation	Depreciation	Value

Investment Securities Available for sale:
U.S. Treasury and government agency securities	$364,596	$116	$102	$364,610	$243,796	$991	$—	$244,787
Debentures of FHLB, FNMA and FHLMC	1,848,401	992	1,170	1,848,223	4,597,607	21,175	64	4,618,718
Corporate debt and asset-backed securities	6,652,059	117,232	12,119	6,757,172	164,648	9	18,861	145,796
Equity securities (1)	2,579	181	1	2,759	63,317	533	36,757	27,093
State and municipal securities	1,836,589	14,434	48,597	1,802,426	1,840,080	—	210,967	1,629,113
Mortgage-backed Securities:
U.S. government agencies	1,098	21	2	1,117	13,329	78	164	13,243
FHLMC and FNMA securities	962,465	4,876	6,184	961,157	470,522	8,508	2,744	476,286
Non-agencies	2,230,114	1	358,181	1,871,934	2,698,673	1	552,371	2,146,303

Total investment securities available for sale	$13,897,901	$137,853	$426,356	$13,609,398	$10,091,972	$31,295	$821,928	$9,301,339

(1)	Equity securities at December 31, 2008 consist principally of preferred stock of FHLMC and FNMA. These securities were sold in the third quarter of 2009.
During the third quarter of 2008, SHUSA recorded a $575.3 million OTTI on our FNMA and FHLMC preferred stock. On September 7, 2008, the U.S. Department of the Treasury, the Federal Reserve and the Federal Housing Finance Agency (FHFA) announced that the FHFA was putting Fannie Mae and Freddie Mac under conservatorship and giving management control to their regulator, the FHFA. In connection with this action, the dividends on our preferred shares were eliminated thereby significantly reducing the value of our investment which resulted in the impairment charge. SHUSA sold this entire portfolio in 2009 and 2009 results included a net loss of $16.6 million associated with these securities.
In order to reduce risk in the investment portfolio, SHUSA sold its entire portfolio of collateralized debt obligations (“CDOs”) during the third quarter of 2008. The CDO portfolio had experienced significant volatility as a result of conditions in the credit markets. SHUSA recorded a pretax loss of $602.3 million in connection with the sale of these securities.
The unrealized losses on the Company’s state and municipal bond portfolio decreased to $48.6 million at December 31, 2009 from $211.0 million at December 31, 2008 due to increased liquidity in the marketplace for these securities in 2009. This portfolio consists of 100% general obligation bonds of states, cities, counties and school districts. The portfolio has a weighted average underlying credit risk rating of A+. These bonds are insured with various companies and as such, carry additional credit protection. The Company has determined that the unrealized losses on the portfolio are due to an increase in credit spreads (but not expected losses) and concerns with respect to the financial strength of third party insurers. However, even if it was assumed that the insurers could not honor their obligation, our underlying portfolio is still investment grade and the Company believes that we will collect all scheduled principal and interest. The Company has concluded these unrealized losses are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover its cost, which may be at maturity.
The unrealized losses on the non-agency securities portfolio decreased to $358.2 million December 31, 2009 from $552.4 million at December 31, 2008. Other than what is described in the following paragraph, this portfolio consists primarily of highly rated non-agency mortgage-backed securities from a diverse group of issuers in the private-label market. The Company has determined that the unrealized losses on the portfolio are due to an increase in credit spreads and liquidity issues in the marketplace. The Company has concluded these unrealized losses are temporary in nature on the majority of this portfolio since we believe based on modeled projections, that there is sufficient credit subordination associated with these securities and the Company has the intent and ability to hold these investments for a time necessary to recover its cost, which may be maturity. Additionally, our investments are in senior positions that are in excess of current and expected cumulative loss positions.
For the three-month period ended December 31, 2008, it was concluded that the Company would not recover the full outstanding principal on five bonds in our non-agency mortgage backed portfolio with a book value of $654.3 million whose fair value was $346.4 million. Under accounting regulations in place during 2008, in the event it was concluded that all of the investment securities principal cash flows will not be collected, a charge to earnings was required to write-down the investment to its fair market value even if the entity expected to collect principal cash flows in excess of this amount. As a result, SHUSA recorded a $307.9 million OTTI charge.

Notes to Consolidated Financial Statements
Note 7 — Investment Securities (continued)
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
The “probability” standard relating to the collectability of cash flows was eliminated, and impairment is now considered to be other-than-temporary if the present value of cash flows expected to be collected from the debt security is less than the amortized cost basis of the security (any such shortfall is referred to as a “credit loss”).
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
Upon adoption of these new accounting regulations, a cumulative effect adjustment was made to reclassify the non-credit portion of any OTTI charges previously recorded through earnings to accumulated other comprehensive income for investments held as of the beginning of the interim period of adoption. This adjustment should only be made if the entity does not intend to sell and more-likely-than-not will not be required to sell the security before recovery of its amortized cost basis (i.e., the impairment does not meet the new definition of other-than-temporary). The cumulative effect adjustment should be determined based on the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security as of the beginning of the interim period in which the new regulations is adopted. The cumulative effect adjustment should include the related tax effects.
SHUSA adopted these new regulations for the quarter ended March 31, 2009. Upon adoption, a cumulative effect adjustment was recorded in the amount of $246 million to increase retained earnings, with an increase to unrealized losses in other comprehensive income of $158 million and a reduction to our deferred tax valuation allowance of $88 million. The increase to retained earnings represented the non-credit related impairment charge related to the non-agency mortgage backed securities discussed above.
During 2009, SHUSA updated on a quarterly basis its assessment of the unrealized losses in its non-agency mortgage backed security portfolio and whether the losses were temporary in nature. During 2009, it was concluded that additional credit losses of $88.5 million are expected on the five bonds which SHUSA recorded an OTTI charge at December 31, 2008. It was also determined that the present value of the expected cash flows on seven additional non-agency mortgage backed securities was less than their carrying value which resulted in an additional impairment of $54.9 million.
Below is a rollforward of the anticipated credit losses on securities which SHUSA has recorded OTTI charges on through earnings (excludes OTTI charges of $36.9 million on our Fannie Mae and Freddie Mac preferred stock since these are equity securities).

Year Ended
December 31, 2009
Beginning balance at December 31, 2008	$62,834
Additions for amount related to credit loss for which an OTTI was not previously recognized	54,854
Reductions for securities sold during the period	—
Reductions for increases in cash flows expected to be collected and recognized over the remaining life of security	—
Additional increases to credit losses for previously recognized OTTI charges when there is no intent to sell the security	88,467

Ending balance at December 31, 2009	$206,155

The twelve bonds that have been determined to be other-than-temporarily impaired have a weighted average S&P credit rating of CCC at December 31, 2009. Each of these securities contains various levels of credit subordination. The underlying mortgage loans that comprise these investment securities were primarily originated in the years 2006 and 2007. Approximately 65% of these loans were jumbo loans, and approximately 68% of the collateral backing these securities were limited documentation loans. A summary of the key assumptions utilized to forecast future expected cash flows on the securities determined to have OTTI were as follows at December 31, 2009.

December 31, 2009
Loss severity	49.45%
Expected cumulative loss percentage	32.15%
Cumulative loss percentage to date	3.01%
Weighted average FICO	711
Weighted average LTV	70.1%

Notes to Consolidated Financial Statements
Note 7 — Investment Securities (continued)
The following table discloses the age of gross unrealized losses in our portfolio as of December 31, 2009 and 2008 (in thousands):

	AT DECEMBER 31, 2009
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Investment Securities
Available for sale investment securities:
U.S. Treasury and government agency securities	$199,714	$(102)	$—	$—	$199,714	$(102)
Debentures of FHLB, FNMA and FHLMC	1,250,970	(1,170)	—	—	1,250,970	(1,170)
Corporate debt and asset-backed securities	1,118,889	(4,641)	53,929	(7,478)	1,172,818	(12,119)
Equity Securities	—	—	253	(1)	253	(1)
State and municipal securities	316,746	(3,243)	508,333	(45,354)	825,079	(48,597)
Mortgage-backed Securities:
U.S. government agencies	130	(2)	—	—	130	(2)
FHLMC and FNMA securities	729,843	(6,179)	1,468	(5)	731,311	(6,184)
Non-agencies	11	(1)	1,874,562	(358,180)	1,874,573	(358,181)

Total investment securities available for sale	$3,616,303	$(15,338)	$2,438,545	$(411,018)	$6,054,848	$(426,356)

	AT DECEMBER 31, 2008
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses

Investment Securities
Available for sale investment securities:
Debentures of FHLB, FNMA and FHLMC	$99,762	$(64)	$—	$—	$99,762	$(64)
Corporate debt and asset-backed securities	11	—	43,896	(18,861)	43,907	(18,861)
Equity Securities	19,892	(36,756)	253	(1)	20,145	(36,757)
State and municipal securities	259,702	(20,875)	1,367,975	(190,092)	1,627,677	(210,967)
Mortgage-backed Securities:
U.S. government agencies	10,197	(142)	879	(22)	11,076	(164)
FHLMC and FNMA securities	228,474	(2,196)	13,970	(548)	242,444	(2,744)
Non-agencies	467,437	(139,985)	1,331,833	(412,386)	1,799,270	(552,371)

Total investment securities available for sale	$1,085,475	$(200,018)	$2,758,806	$(621,910)	$3,844,281	$(821,928)

As of December 31, 2009, the Company has concluded that the unrealized losses on its remaining investment securities (which totaled 204 individual securities) are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover its cost and will ultimately recover its cost at maturity (i.e. these investments have contractual maturities that, absent a credit default, ensure SHUSA will ultimately recover its cost). In making its OTTI evaluation, SHUSA considered the fact that the principal and interest on these securities are from issuers that are investment grade.
Proceeds from sales of investment securities and the realized gross gains and losses from those sales are as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2009	2008	2007

Proceeds from sales	$2,673,370	$5,203,297	$669,053

Gross realized gains	23,176	50,316	4,821
Gross realized losses	(827)	(617,767)	(627)

Net realized (losses)/gains	$22,349	$(567,451)	$4,194

Not included in the 2009, 2008 and 2007 amounts above were OTTI charges of $180.2 million, $883.2 million and $180.5 million, respectively, on FNMA and FHLMC preferred stock and non agency mortgage backed securities.

Notes to Consolidated Financial Statements
Note 7 — Investment Securities (continued)
The 2008 gross realized losses were primarily related to the previously mentioned loss on our CDO portfolio.
Contractual maturities and yields of SHUSA’s investment securities available for sale at December 31, 2009 are as follows (in thousands):

	INVESTMENT SECURITIES AVAILABLE FOR SALE AT DECEMBER 31, 2009(1)
				Due After		Weighted
	Due Within	Due After 1	Due After 5	10 Years/No		Average
	One Year	Within 5 Yrs	Within 10 Yrs	Maturity	Total	Yield(2)
U.S. Treasury and government agency	$364,610	$—	$—	$—	$364,610	0.54%
Debentures of FHLB, FNMA and FHLMC	1,657,644	190,579	—	—	1,848,223	0.37%
Corporate debt and asset backed securities	353,331	4,117,590	2,187,371	98,880	6,757,172	3.3%
Equity securities	—	—	—	2,759	2,759	—%
State and Municipal securities	—	—	36,134	1,766,292	1,802,426	4.46%
Mortgage-backed Securities:
U.S. government agencies	—	—	—	1,117	1,117	6.43%
FHLMC and FNMA securities	115,017	31,431	192,803	621,906	961,157	3.25%
Non-agencies	—	434	172,380	1,699,120	1,871,934	4.38%

Total Fair Value	$2,490,602	$4,340,034	$2,588,688	$4,190,074	$13,609,398	3.13%

Weighted average yield	0.52%	3.05%	3.61%	4.44%	3.13%

Total Amortized Cost	$2,490,222	$4,271,207	$2,557,067	$4,579,405	$13,897,901

(1)	The maturities above do not represent the effective duration of SHUSA’s portfolio since the amounts above are based on contractual maturities and do not contemplate anticipated prepayments, with the exception of the securities identified in Note 2 below.

(2)	Weighted-average yields are based on amortized cost. Yields on tax-exempt securities are calculated on a tax equivalent basis and are based on an effective tax rate of 35%.
Nontaxable interest and dividend income earned on investment securities was $81.5 million, $122.6 million and $149.4 million for years ended December 31, 2009, 2008 and 2007, respectively. Tax expense/(benefit) related to net realized gains and losses from sales of investment securities for the years ended 2009, 2008 and 2007 were $8.1 million, $(198.6) million and $(1.5) million, respectively. Investment securities with an estimated fair value of $4.2 billion and $8.0 billion were pledged as collateral for borrowings, standby letters of credit, interest rate agreements and public deposits at December 31, 2009 and 2008.
Note 8 — Loans
A summary of loans held for investment included in the Consolidated Balance Sheets is as follows (in thousands):

	AT DECEMBER 31,
	2009	2008

Commercial real estate loans(1)	$12,453,575	$13,181,624
Commercial and industrial loans	10,754,692	12,428,069
Multi-family loans	4,588,403	4,512,608
Other	1,317,204	1,650,824

Total Commercial Loans Held for Investment	29,113,874	31,773,125

Residential mortgages	10,607,626	11,103,279
Home equity loans and lines of credit	7,069,491	6,891,918

Total consumer loans secured by real estate	17,677,117	17,995,197

Auto loans	10,496,510	5,482,852
Other	264,676	290,725

Total Consumer Loans Held for Investment	28,438,303	23,768,774

Total Loans Held for Investment (2)	$57,552,177	$55,541,899

Total Loans Held for Investment with:
Fixed rate	$33,667,940	$29,559,229
Variable rate	23,884,237	25,982,670

Total Loans Held for Investment(2)	$57,552,177	$55,541,899

(1)	Includes residential and commercial construction loans of $2.6 billion and $2.7 billion at December 31, 2009 and 2008, respectively.

(2)	Loan totals include deferred loan origination costs, net of deferred loan fees and unamortized purchase premiums, net of discounts. These items resulted in a net decrease in loans of $382.6 million and an increase of $150.4 million at December 31, 2009 and 2008, respectively. Results for 2009 include a net decrease of $466.2 million related to the contribution of SCUSA. Loans pledged as collateral for borrowings totaled $41.3 billion and $42.7 billion at December 31, 2009 and 2008.

Notes to Consolidated Financial Statements
Note 8 — Loans (continued)
A summary of loans held for sale included in the Consolidated Balance Sheets is as follows (in thousands):

	AT DECEMBER 31,
	2009	2008

Multi-family	$—	$13,503
Residential mortgages	118,994	313,829

Total Loans Held for Sale	$118,994	$327,332

Total Loans Held for Sale with:
Fixed rate	$118,994	$327,332
Variable rate	—	—

Total Loans Held for Sale	$118,994	$327,332

The activity in the allowance for credit losses is as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2009	2008	2007
Allowance for loan losses balance, beginning of period	$1,102,753	$709,444	$471,030
Acquired allowance for loan losses due to SCUSA contribution from Parent	347,302	—	—
Provision for loan losses (1)	1,790,559	874,140	394,646
Allowance released in connection with loan sales or securitizations	—	(3,745)	(12,409)
Charge-offs:
Commercial	518,468	238,470	65,670
Consumer secured by real estate (1)	110,732	75,978	26,809
Consumer not secured by real estate	1,121,338	277,266	126,385

Total charge-offs	1,750,538	591,714	218,864
Recoveries:
Commercial	11,288	13,378	15,187
Consumer secured by real estate	12,283	9,027	11,193
Consumer not secured by real estate	304,577	92,223	48,661

Total recoveries	328,148	114,628	75,041

Charge-offs, net of recoveries	1,422,390	477,086	143,823

Allowance for loan losses balance, end of period	$1,818,224	$1,102,753	$709,444

Reserve for unfunded lending commitments, beginning of period	65,162	28,302	15,256
Provision for unfunded lending commitments (1)	193,978	36,860	13,046
Reserve for unfunded lending commitments, end of period	259,140	65,162	28,302

Total allowance for credit losses	$2,077,364	$1,167,915	$737,746

(1)	SHUSA defines the provision for credit losses on the consolidated statement of operations as the sum of the total provision for loan losses and provision for unfunded lending commitment.

Notes to Consolidated Financial Statements
Note 8 — Loans (continued)
Non-accrual loans are summarized as follows (in thousands):

	AT DECEMBER 31,
	2009		2008
Non-accrual loans:	$		$
Consumer:
Residential mortgages		617,918		233,176
Home equity loans and lines of credit		117,390		69,247
Auto loans and other consumer loans		535,902		4,045

Total consumer loans		1,271,210		306,468
Commercial		654,322		244,847
Commercial real estate		823,766		319,565
Multi-family		381,999		42,795

Total commercial loans		1,860,087		607,207

Total non-performing loans		3,131,297		913,675

Other real estate owned		99,364		49,900
Other repossessed assets		18,716		21,836

Total other real estate owned and other repossessed assets		118,080		71,736

Total non-performing assets		$3,249,377		$985,411

Impaired and past due loans are summarized as follows (in thousands):

	AT DECEMBER 31,
	2009	2008
Impaired loans with a related allowance	$1,193,095	$469,363
Impaired loans without a related allowance	283,652	—

Total impaired loans	$1,476,747	$469,363

Allowance for impaired loans	$363,059	$106,176

Total loans past due 90 days as to interest or principal and accruing interest	$27,321	$123,301

SHUSA, through its SCUSA subsidiary, acquires certain auto loans at a substantial discount from par from manufacturer-franchised dealers or other companies engaged in non-prime lending activities. Part of this discount is attributable to the expectation that not all contractual cash flows will be received from the borrowers. These loans are accounted for under the Receivable topic of the FASB Accounting Standards Codification (Section 310-30) “Loans and Debt Securities Acquired with Deteriorated Credit Quality”. The excess of the estimated undiscounted principal, interest and other cash flows expected to be collected over the initial investment in the acquired loans is amortized to interest income over the expected life of the loans via the effective interest rate method. A rollforward of the nonaccretable and accretable yield on loans accounted for under Section 310-30 is shown below (in thousands):

	Contractual	Nonaccretable	Accretable	Carrying
	Receivable Amount	Yield	Yield	Amount
Balance at January 1, 2009	$656,780	$(86,757)	$(50,375)	$519,648
Additions (Loans acquired during the period)	1,769,021	(206,300)	(750)	1,561,971
Customer repayments	(281,700)	—	—	(281,700)
Charge-offs	(99,717)	67,069	—	(32,648)
Change in interest accrual	(1,129)	—	—	(1,129)
Accretion of loan discount	—	—	15,918	15,918
Disposals related to loans sold	(661)	39	—	(622)

Balance at December 31, 2009	$2,042,594	$(225,949)	$(35,207)	$1,781,438

Notes to Consolidated Financial Statements
Note 9 — Mortgage Servicing Rights
At December 31, 2009, 2008 and 2007, SHUSA serviced residential real estate loans for the benefit of others totaling $14.8 billion, $13.1 billion and $11.2 billion, respectively. The following table presents a summary of the activity of the asset established for the Company’s mortgage servicing rights for the years indicated (in thousands). See discussion of the Company’s accounting policy for mortgage servicing rights in Note 1. SHUSA had net gains on the sales of residential mortgage loans and mortgage backed securities that were related to loans originated or purchased and held by SHUSA of $71.3 million, $18.9 million and $47.8 million in 2009, 2008 and 2007, respectively.

	YEAR ENDED DECEMBER 31,
	2009	2008	2007
Gross balance, beginning of year	$161,288	$142,549	$118,637
Residential mortgage servicing assets recognized	74,240	47,277	51,139
Amortization of residential mortgage servicing rights	(55,885)	(28,538)	(26,063)
Write-off of servicing assets	—	—	(1,164)

Gross balance, end of year	179,643	161,288	142,549
Valuation allowance	(52,089)	(48,815)	(1,473)

Balance, end of year	$127,554	$112,473	$141,076

The fair value of our residential mortgage servicing rights is estimated using a discounted cash flow model. The fair value of our residential mortgage servicing rights was $127.9 million, $113.2 million and $151.4 million at December 31, 2009, 2008 and 2007, respectively. This model estimates the present value of the future net cash flows of the servicing portfolio based on various assumptions. The most important assumptions in the valuation of residential mortgage servicing rights are anticipated loan prepayment rates (CPR speed) and the positive spread we receive on holding escrow related balances. Increases in prepayment speeds result in lower valuations of residential mortgage servicing rights. The escrow related credit spread is the estimated reinvestment yield earned on the serviced loan escrow deposits. Increases in escrow related credit spreads result in higher valuations of mortgage servicing rights. For each of these items, SHUSA must make assumptions based on future expectations. All of the assumptions are based on standards that we believe would be utilized by market participants in valuing residential mortgage servicing rights and are consistently derived and/or benchmarked against independent public sources. Additionally, an independent appraisal of the fair value of our residential mortgage servicing rights is obtained annually and is used by management to evaluate the reasonableness of our discounted cash flow model.
Listed below are the most significant assumptions that were utilized by SHUSA in its evaluation of residential mortgage servicing right for the periods presented.

	December 31, 2009	December 31, 2008	December 31, 2007
CPR speed	24.44%	29.65%	14.70%
Escrow credit spread	3.17%	4.35%	5.12%
A valuation allowance is established for the excess of the cost of each residential mortgage servicing asset stratum over its estimated fair value. Activity in the valuation allowance for residential mortgage servicing rights for the years indicated consisted of the following (in thousands):

	YEAR ENDED DECEMBER 31,
	2009	2008	2007
Balance, beginning of year	$48,815	$1,473	$1,222
Write-offs of reserves	—	—	(1,164)
Increase in valuation allowance for residential mortgage servicing rights	3,274	47,342	1,415

Balance, end of year	$52,089	$48,815	$1,473

For year ended December 31, 2009, mortgage servicing fee income was $53.9 million, compared with $50.0 million in 2008. SHUSA had gains/(losses) on the sale of mortgage loans, multi-family loans and home equity loans of $(112.0) million for the twelve-month period ended December 31, 2009, compared with gains of $20.1 million for the corresponding period ended December 31, 2008.
SHUSA originates and sells multi-family loans in the secondary market to Fannie Mae while retaining servicing. Under the terms of the sales program with Fannie Mae, we retain a portion of the credit risk associated with such loans. As a result of this agreement with Fannie Mae, SHUSA retains a 100% first loss position on each multi-family loan sold to Fannie Mae under such program until the earlier to occur of (i) the aggregate losses on the multi-family loans sold to Fannie Mae reaching the maximum loss exposure for the portfolio as a whole ($245.7 million as of December 31, 2009) or (ii) until all of the loans sold to Fannie Mae under this program are fully paid off. The maximum loss exposure is available to satisfy any losses on loans sold in the program subject to the foregoing limitations.
The Company has established a liability which represents the fair value of the retained credit exposure. This liability represents the amount that the Company estimates that it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon an industry-based default curve with a range of estimated losses. At December 31, 2009 and 2008, SHUSA had $184.2 million and $38.3 million of reserves classified in other liabilities related to the fair value of the retained credit exposure for loans sold to Fannie Mae under this sales program. The reason for the increase from the prior year is due to the deteriorating economic environment which has weakened the credit quality of this portfolio and led to significant impairment charges in 2009. At December 31, 2009, SHUSA has accrued 75% of the maximum loss exposure under this program.

Notes to Consolidated Financial Statements
Note 10 — Premises and Equipment
A summary of premises and equipment, less accumulated depreciation and amortization, follows (in thousands):

	AT DECEMBER 31,
	2009	2008

Land	$61,288	$63,198
Office buildings	219,481	236,102
Furniture, fixtures, and equipment	410,638	399,040
Leasehold improvements	299,176	302,159
Automobiles and other	2,313	6,877

	992,896	1,007,376
Less accumulated depreciation	(515,084)	(457,226)

Total premises and equipment	$477,812	$550,150

Included in occupancy and equipment expense for 2009, 2008 and 2007 was depreciation expenses of $87.9 million, $82.8 million and $88.0 million, respectively.
Note 11 — Accrued Interest Receivable
Accrued interest receivable is summarized as follows (in thousands):

	AT DECEMBER 31,
	2009	2008
Accrued interest receivable on:
Investment securities	$87,672	$42,196
Loans	257,450	209,416

Total interest receivable	$345,122	$251,612

Notes to Consolidated Financial Statements
Note 12 — Deposits
Deposits are summarized as follows (in thousands):

	AT DECEMBER 31,
	2009			2008
	Balance	Percent	Rate	Balance	Percent	Rate

Demand deposit accounts	$7,237,730	16.3%	—%	$6,684,232	13.8%	—%
NOW accounts	5,703,789	12.8	0.16	5,031,748	10.4	0.56
Money market accounts	13,158,001	29.6	0.82	10,483,151	21.6	2.39
Savings accounts	3,537,983	8.0	0.14	3,582,150	7.4	0.46
Certificates of deposit	8,515,350	19.2	1.64	13,559,146	28.0	3.37

Total retail and commercial deposits	38,152,853	85.9	0.69	39,340,427	81.2	1.91
Wholesale NOW accounts	27,570	0.1	0.50	67,213	0.2	2.27
Wholesale money market accounts	486,944	1.1	0.19	1,701,734	3.5	0.46
Wholesale certificates of deposit	1,724,841	3.8	2.20	3,004,958	6.2	3.54

Total wholesale deposits	2,239,355	5.0	1.74	4,773,905	9.9	2.43
Total government deposits	2,231,752	5.0	0.14	2,633,859	5.4	1.01
Customer repurchase agreements & Eurodollar deposits	1,804,105	4.1	0.22	1,690,382	3.5	0.41

Total deposits (1)	$44,428,065	100.0%	0.69%	$48,438,573	100.0%	1.86%

(1)	Includes foreign deposits of $1.3 billion and $0.9 billion at December 31, 2009 and December 31, 2008, respectively.
Interest expense on deposits is summarized as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2009	2008	2007

NOW accounts	$16,632	$41,227	$56,110
Money market accounts	153,961	253,548	347,077
Savings accounts	9,057	24,785	33,328
Certificates of deposit	366,116	425,295	531,993
Wholesale NOW accounts	521	2,356	10,535
Wholesale money market accounts	3,383	32,979	130,617
Wholesale certificates of deposit	73,088	54,070	216,451
Total government deposits	12,244	81,288	193,067
Customer repurchase agreements & Eurodollar deposits	5,547	36,040	108,137

Total interest expense on deposits	$640,549	$951,588	$1,627,315

The following table sets forth the maturity of the Company’s certificates of deposit of $100,000 or more at December 31, 2009 as scheduled to mature contractually (in thousands):

Three months or less	$1,736,985
Over three through six months	2,228,138
Over six through twelve months	2,316,646
Over twelve months	667,693

Total	$6,949,462

The following table sets forth the maturity of all of the Company’s certificates of deposit at December 31, 2009 as scheduled to mature contractually (in thousands):

2010	$9,369,045
2011	279,317
2012	422,918
2013	82,036
2014	48,454
Thereafter	38,421

Total	$10,240,191

Deposits collateralized by investment securities, loans, and other financial instruments totaled $2.1 billion and $1.5 billion at December 31, 2009 and December 31, 2008, respectively.

Notes to Consolidated Financial Statements
Note 13 — Borrowings and Other Debt Obligations
The following table presents information regarding Sovereign Bank and Holding Company borrowings and other debt obligations at the dates indicated (in thousands). All Sovereign Bank obligations have priority over Holding Company obligations:

	AT DECEMBER 31,
	2009		2008
		EFFECTIVE		EFFECTIVE
	BALANCE	RATE	BALANCE	RATE

Sovereign Bank borrowings and other debt obligations
Overnight federal funds purchased	$1,000,000	0.25%	$2,000,000	0.60%
Federal Home Loan Bank (FHLB) advances, maturing through December 2018	12,056,294	2.64	13,267,834	4.71
Reit preferred	146,115	14.34	147,961	14.10
2.75% senior notes, due January 2012	1,346,373	3.92	1,344,702	3.92
3.500% subordinated debentures, due June 2013	146,521	3.58	145,518	3.61
3.750% subordinated debentures, due March 2014	242,520	3.87	240,753	3.89
5.125% subordinated debentures, due March 2013	478,651	5.35	472,056	5.43
4.375% subordinated debentures, due August 2013	299,883	4.38	299,853	4.38
8.750% subordinated debentures, due May 2018	495,824	8.82	495,504	8.83
Holding company borrowings and other debt obligations
Unsecured note, due December 2010	28,000	4.48	—	—
Subordinated revolving credit facility, due December 2010	100,000	3.23	—	—
Subordinated revolving credit facility, due December 2010	117,000	4.24	—	—
Warehouse line with Wachovia, NA, due March 2010	1,000,000	2.01	—	—
Warehouse lines with Santander and related subsidiaries	4,031,267	1.94	—	—
4.80% senior notes, due September 2010	299,788	4.80	299,470	4.81
Floating rate senior notes, due March 2009	—	—	199,976	2.48
Floating rate senior notes, due March 2010	299,956	0.48	299,755	1.73
4.900% senior notes, due September 2010	248,393	4.93	246,184	4.98
2.50% senior notes, due June 2012	248,895	3.73	248,474	3.73
Santander Puerto Rico fixed rate senior notes, due February 2010	250,000	0.61	—	—
Santander senior line of credit, due March 2010	890,000	0.30	—	—
TALF loan	320,133	2.13	—	—
Asset backed notes	1,929,706	4.49	—	—
Junior subordinated debentures due to Capital Trust Entities	1,259,832	6.46	1,256,145	7.23

Total borrowings and other debt obligations	$27,235,151	2.99%	$20,964,185	4.51%

Included in borrowings and other debt obligations are sales of securities under repurchase agreements. Repurchase agreements are treated as financings with the obligations to repurchase securities sold reflected as a liability in the balance sheet. The dollar amount of securities underlying the agreements remains recorded as an asset, although the securities underlying the agreements are delivered to the brokers who arranged the transactions. In certain instances, the broker may have sold, loaned, or disposed of the securities to other parties in the normal course of their operations, and have agreed to deliver to SHUSA substantially similar securities at the maturity of the agreements. The broker/dealers who participate with SHUSA in these agreements are primarily broker/dealers reporting to the Federal Reserve Bank of New York.
FHLB advances are collateralized by qualifying mortgage-related assets as defined by the FHLB.
On August 21, 2000, SHUSA received approximately $140 million of net proceeds from the issuance of $161.8 million of 12% Series A Noncumulative Preferred Interests in Sovereign Real Estate Investment Trust (“SREIT”), a subsidiary of Sovereign Bank, that holds primarily residential real estate loans. The preferred stock was issued at a discount, and is being amortized over the life of the preferred shares using the effective yield method. The preferred shares may be redeemed at any time on or after May 16, 2020, at the option of SHUSA subject to the approval of the OTS. Under certain circumstances, the preferred shares are automatically exchangeable into preferred stock of Sovereign Bank. The offering was made exclusively to institutional investors. The proceeds of this offering were principally used to repay corporate debt.
In December 2008, Sovereign Bank issued $1.4 billion in 3 year fixed rate FDIC-guaranteed senior unsecured notes under the TLG Program. The fixed rate note bears interest at a rate of 2.75% and matures on January 17, 2012. At the same time, SHUSA issued $250 million in 3.5 year fixed rate senior unsecured notes with the FDIC-guarantee under the TLG Program at a rate of 2.50% which mature on June 15, 2012.
Sovereign Bank has issued various subordinated notes. These debentures are non-callable fixed rate notes that are due between March 2013 through May 2018. These notes are not subject to redemption prior to their maturity dates except in the case of the insolvency or liquidation of Sovereign Bank, and then only with prior regulatory approval. These subordinated notes qualify as Tier 2 regulatory capital for Sovereign Bank. Under the current OTS rules, 5 years prior to maturity, 20% of the balance of the subordinated note will no longer qualify as Tier 2 capital. In each successive year prior to maturity, an additional 20% of the subordinated note will no longer qualify as Tier 2 capital.

Notes to Consolidated Financial Statements
Note 13 — Borrowings and Other Debt Obligations (continued)
On November 18, 2009, the Company entered into a line of credit agreement with Banco Santander. This agreement provides borrowing capacity of up to $1 billion. At December 31, 2009, the outstanding balance under this line of credit is $890 million and bears interest at the fed funds rate plus 5 basis points (0.30% at December 31, 2009) and will mature in March 2010. The Company is in compliance with all covenants of its credit agreement with Santander.
On December 29, 2009, the Company entered into a term borrowing with Santander Puerto Rico. At December 31, 2009, the obligation is $250 million and bears interest at the rate of 61 basis points at December 31, 2009 and will mature in February 2010. The Company is in compliance with all covenants of its credit agreement with Santander.
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
The Company, through its SCUSA subsidiary, has warehouse line of credit agreements with Santander, acting through its New York Branch (Santander), to fund its owned retail installment contracts. These agreements provide for borrowing up to $2.8 billion, with a maturity date of December 31, 2010. At December 31, 2009, the warehouse line obligations totaled $2.3 billion.
The Company, through its SCUSA subsidiary, has a warehouse line of credit facility with Abbey National Treasury Services Plc, a subsidiary of Santander, which provides borrowings up to $1.7 billion, which matures on December 31, 2010. The warehouse line totaled $1.68 billion at December 31, 2009.
The Company, through its SCUSA subsidiary, has a warehouse line of credit to fund retail automotive installment contracts with Wachovia Bank, NA (a subsidiary of Wells Fargo Bank, NA). The warehouse line provides borrowings of up to $1 billion and was fully utilized at December 31, 2009 and matures on March 23, 2010.
The Company, through its SCUSA subsidiary, had a term note payable to Santander totaling $100 million which was repaid and terminated on September 17, 2009. In September 2009 the aforementioned note was replaced with two revolving credit facilities with Santander Benelux, S.A./N.V, both maturing on December 31, 2010. The first facility was fully utilized to $100 million at December 31, 2009. The $150 million revolving credit facility had a utilized balance of $117 million at December 31, 2009.
The Company, through its SCUSA subsidiary, has an unsecured note with Santander, which provides borrowing for up to $200 million, with a December 31, 2010 maturity date. The utilized balance totaled $28 million at December 31, 2009.
The Company, through its SCUSA subsidiary, had $523.7 million outstanding in letters of credit issued by Santander, which act as collateral for the Drive 2006-1 and Drive 2006-2 and Santander Drive 2007-1 through 2007-3 Securitizations, and the Santander warehouse facility at December 31, 2009, with a December 31, 2010 maturity date.
SCUSA has entered into interest rate swap agreements with Santander to hedge certain floating rate debt with a notional value of $4.2 billion at December 31, 2009.
Concurrently, in May 2008, the Company issued 179.9 million shares of common stock which raised net proceeds of $1.4 billion. SHUSA utilized the proceeds of this offering and the subordinated debt issued by Sovereign Bank to pay down $1.7 billion of FHLB advances and $180 million outstanding under the senior credit facility.
On March 23, 2007, SHUSA issued $300 million of 3 year, floating rate senior notes. The floating rate notes bear interest at a rate of 3 month LIBOR plus 23 basis points (adjusted quarterly) and mature on March 23, 2010. The notes are not redeemable at the Company’s option nor are they repayable prior to maturity at the option of the holders. The proceeds of the offering were used for general corporate purposes.
On February 26, 2004, SHUSA completed the offering of $700 million of Trust PIERS, and in March 2004, the Company raised an additional $100 million of Trust PIERS under this offering. The offering was completed through Sovereign Capital Trust IV (the ''Trust’’), a special purpose entity established to issue the Trust PIERS. Each Trust PIERS had an issue price of $50 and represents an undivided beneficial ownership interest in the assets of the Trust, which consist of:
•	A junior subordinated debentures issued by SHUSA, each of which will have a principal amount at maturity of $50, and which have a stated maturity of March 1, 2034; and
•	Warrants to purchase shares of common stock from SHUSA at any time prior to the close of business on March 1, 2034, by delivering junior subordinated debentures (or, in the case of warrant exercises before March 5, 2007, cash equal to the accreted principal amount of a junior subordinated debenture).

Notes to Consolidated Financial Statements
Note 13 — Borrowings and Other Debt Obligations (continued)
As a result of the acquisition of Santander, which closed on January 30, 2009, the warrant holders are entitled to receive Santander ADRs upon the exercise of their warrants. Holders may convert each of their Trust PIERS into ADRs representing 0.5482 ordinary shares of Santander, which is equivalent to the conversion ratio of 1.71 shares of the Company common stock per warrant prior to the acquisition if: (1) during any calendar quarter if the closing sale price of Santander ADRs over a specified measurement period meet certain criteria; (2) prior to March 1, 2029, during the five-business-day period following any 10-consecutive-trading-day period in which the average daily trading price of the Trust PIERS for such 10-trading-day period was less than 105% of the average conversion value of the Trust PIERS during that period and the conversion value for each day of that period was less than 98% of the issue price of the Trust PIERS; (3) during any period in which the credit rating assigned to the Trust PIERS by either Moody’s or Standard & Poor’s is below a specified level; (4) if the Trust PIERS have been called for redemption or (5) upon the occurrence of certain corporate transactions. The Trust PIERS and the junior subordinated debentures will have a distribution rate of 4.375% per annum of their issue price, subject to deferral. In addition, contingent distributions of $.08 per $50 issue price per Trust PIERS will be due during any three-month period commencing on or after March 1, 2007 under certain conditions. The Trust PIERS could not be redeemed by SHUSA prior to March 5, 2007, except upon the occurrence of certain special events. On any date after March 5, 2007, SHUSA may, if specified conditions are satisfied, redeem the Trust PIERS, in whole but not in part, for cash for a price equal to 100% of their issue price plus accrued and unpaid distributions to the date of redemption, if the closing price of Santander ADSs has exceeded a price per share that is equal to 130% of the effective conversion price, subject to adjustment, for a specified period. The effective conversion price as of January 30, 2009 was $91.21 per share.
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
SHUSA, through its SCUSA subsidiary, has entered into various securitization transactions involving their retail automotive installment loans that do not meet the criteria for sale accounting. These transactions are accounted for as secured financings and therefore both the securitized retail installment contracts and the related securitization debt, issued by the special purpose entities, remain on the consolidated balance sheet. The securitized retail automotive installment loans are available to satisfy the related securitization debt and are not available to creditors. SCUSA had $1.9 billion of this variable rate securitized debt outstanding at December 31, 2009 which had a weighted average interest rate of 4.49%. The maturity of this debt is based on the timing of repayments from the securitized assets.
The following table sets forth the maturities of the Company’s borrowings and debt obligations (including the impact of expected cash flows on interest rate swaps) at December 31, 2009 (in thousands):

2010	$15,665,663
2011	546,734
2012	2,761,651
2013	1,814,801
2014	472,238
Thereafter	5,974,064

Total	$27,235,151

Note 14 — Stockholders’ Equity
In March 2009, SHUSA, parent company of Sovereign Bank, issued to Santander, parent company of SHUSA, 72,000 shares of the Company’s Series D Non-Cumulative Perpetual Convertible Preferred Stock, without par value (the “Series D Preferred Stock”), having a liquidation amount per share equal to $25,000, for a total price of $1.8 billion. The Series D Preferred Stock pays non-cumulative dividends at a rate of 10% per year. SHUSA may not redeem the Series D Preferred Stock during the first five years. The Series D Preferred Stock is generally non-voting. Each share of Series D Preferred Stock is convertible into 100 shares of common stock, without par value, of SHUSA. SHUSA contributed the proceeds from this offering to Sovereign Bank in order to increase the Bank’s regulatory capital ratios. On July 20, 2009, Santander converted all of its investment in the Series D preferred stock of $1.8 billion into 7.2 million shares of SHUSA common stock.
In July 2009, Santander contributed SCUSA into SHUSA. The result of contribution increased the Company’s stockholders’ equity by $1.1 billion.
On May 16, 2008, SHUSA issued 179.9 million shares of common stock which raised net proceeds of $1.4 billion to enhance its capital and liquidity positions. We utilized the proceeds to pay down certain FHLB borrowings and our revolving credit facility.
On May 15, 2006, SHUSA issued 8,000 shares of Series C non-cumulative perpetual preferred stock and received net proceeds of $195.4 million. The perpetual preferred stock ranks senior to our common stock. Our perpetual preferred stockholders are entitled to receive dividends when and if declared by our board of directors at the rate of 7.30% per annum, payable quarterly, before we may declare or pay any dividend on our common stock. The dividends on the perpetual preferred stock are non-cumulative. The Series C preferred stock is not redeemable prior to May 15, 2011. On or after May 15, 2011, the Series C preferred stock is redeemable at par.
Retained earnings at December 31, 2009 included $112.1 million in bad debt reserves, for which no deferred taxes have been provided due to the indefinite nature of the recapture provisions.
The Company’s debt agreements impose certain limitations on dividends, other payments and transactions and we are currently in compliance with these limitations.

Notes to Consolidated Financial Statements
Note 15 — Regulatory Matters
The Financial Institutions Reform, Recovery and Enforcement Act (“FIRREA”) requires institutions regulated by the Office of Thrift Supervision (“OTS”) to have a minimum tangible capital ratio equal to 1.5% of tangible assets, and a minimum leverage ratio equal to 4% of tangible assets, and a risk-based capital ratio equal to 8% as defined. The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) requires OTS regulated institutions to have a minimum tangible capital equal to 2% of total tangible assets. As of December 31, 2009 and 2008, Sovereign Bank met all capital adequacy requirements to which it is subject to in order to be well-capitalized.
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
Federal banking laws, regulations and policies also limit Sovereign Bank’s ability to pay dividends and make other distributions to SHUSA. Sovereign Bank must obtain prior OTS approval to declare a dividend or make any other capital distribution if, after such dividend or distribution; (1) Sovereign Bank’s total distributions to the holding company within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years; (2) Sovereign Bank would not meet capital levels imposed by the OTS in connection with any order, or (3) if Sovereign Bank is not adequately capitalized at the time. In addition, OTS prior approval would be required if Sovereign Bank’s examination or CRA ratings fall below certain levels or Sovereign Bank is notified by the OTS that it is a problem association or an association in troubled condition.
Any dividends declared and paid have the effect of reducing the Bank’s tangible capital to tangible assets, Tier 1 leverage capital to tangible assets and Tier 1 risk-based capital ratios. Total dividends from Sovereign Bank to SHUSA or its affiliates during the years ended December 31, 2008 were $30 million. There were no dividends paid during 2009.
The following schedule summarizes the actual capital balances of Sovereign Bank at December 31, 2009 and 2008:

	REGULATORY CAPITAL (IN THOUSANDS)
	Tier 1	Tier 1	Total
	Leverage	Risk-Based	Risk-Based
	Capital To	Capital To	Capital To
	Tangible	Risk Adjusted	Risk Adjusted
	Assets	Assets	Assets
Sovereign Bank at December 31, 2009:
Regulatory capital	$5,292,202	$5,252,657	$7,239,965
Minimum capital requirement(1)	2,779,235	2,323,303	4,646,605

Excess	$2,512,967	$2,929,354	$2,593,360

Capital ratio	7.62%	9.04%	12.46%

Sovereign Bank at December 31, 2008:
Regulatory capital	$4,434,350	$4,166,510	$6,449,472
Minimum capital requirement(1)	2,979,778	2,528,501	5,057,002

Excess	$1,454,572	$1,638,009	$1,392,470

Capital ratio	5.95%	6.59%	10.20%

(1)	As defined by OTS Regulations.
The Sovereign Bank capital ratios at December 31, 2009 have increased from December 31, 2008 levels due to $1.8 billion of capital contributed from our Parent Company to our Holding Company which was subsequently pushed down to the Bank.

Notes to Consolidated Financial Statements
Note 16 — Stock-Based Compensation
The Company had plans, which were shareholder approved, that granted restricted stock and stock options for a fixed number of shares to key officers, certain employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. SHUSA’s stock options expired not more than 10 years and one month after the date of grant and generally become fully vested and exercisable within a five year period after the date of grant and, in certain limited cases, based on the attainment of specified targets. Restricted stock awards vest over a period of three to five years. All of SHUSA’s stock option and restricted stock awards vested upon acquisition of the Company by Santander.
The following table provides a summary of SHUSA’s stock option activity for the years ended December 31, 2009, 2008 and 2007 and stock options exercisable at the end of each of those years.

	Shares	Price per share
Options outstanding December 31, 2006 (9,111,666 exercisable)	14,767,710	$2.95 - 25.77
Granted	115,077	$17.62 - 25.76
Exercised	(2,466,307)	$2.95 - 22.32
Forfeited	(356,235)	$6.67 - 25.77
Expired	(143,847)	$6.40 - 22.32

Options outstanding December 31, 2007 (7,075,060 exercisable)	11,916,398	$2.95 - 25.77
Granted	305,500	$4.77 - 7.73
Exercised	(875,735)	$6.39 - 12.16
Forfeited	(342,761)	$6.40 - 24.30
Expired	(2,022,919)	$6.40 - 22.32

Options outstanding December 31, 2008 (6,468,629 exercisable)	8,980,483	$2.95 - 25.77
Granted	1,000,000	$3.04 - 3.04
Forfeited	(9,978,848)	$2.95 - 25.77
Expired	(1,635)	$12.48 - 22.32

Options outstanding December 31, 2009	—	n/a

The weighted average grant date fair value of options granted during the years ended December 31, 2009, 2008, and 2007 was $3.04, $2.54 and $6.24, respectively. The total intrinsic value of options exercised during the years ended December 31, 2008 and 2007, was $1.9 million and $28.6 million, respectively. There were no options exercised during the year ended December 31, 2009. In connection with the transaction with Santander on January 30, 2009, any option holders whose awards had intrinsic value on January 30th would have received cash proceeds equal to their intrinsic value. However, the Company’s stock price on the transaction date was $2.47, and as such none of the awards had any intrinsic value and all of them expired worthless.
Cash received from option exercises for all share-based payment arrangements for the years ended December 31, 2008 and 2007 was $6.7 million and $26.3 million, respectively. The tax deductions from option exercises of the share-based payment arrangements totaled $1.8 million and $24.1 million, respectively, for the years ended December 31, 2008 and 2007.
The table below summarizes the changes in the Company’s non-vested restricted stock during the past year.

	Shares	Weighted average
	(in thousands)	grant date fair value
Total non-vested restricted stock at December 31, 2008	5,029,895	$16.54
Restricted stock granted in 2009	200,000	3.04
Vested restricted stock in 2009	(5,191,821)	16.02
Non-vested shares forfeited during 2009	(38,074)	17.08

Total non-vested restricted stock at December 31, 2009	—	$ n/a

Pre-tax compensation expense associated with restricted shares totaled $46.8 million, $20.6 million and $19.2 million in 2009, 2008 and 2007, respectively. The weighted average grant date fair value of restricted stock granted in 2009, 2008 and 2007 was $3.04 per share, $10.89 per share and $25.14 per share, respectively. All unvested restricted stock vested on January 30, 2009 in connection with the acquisition of the Company by Santander which resulted in a higher level of expense in 2009 compared to prior periods.
Note 17 — Employee Benefit Plans
In the first quarter of 2007, SHUSA’s executive management team and Board of Directors decided to freeze the Company’s Employee Stock Ownership Plan (“ESOP”). The debt owed by the ESOP was repaid with the proceeds from the sale of a portion of the unallocated shares held by the ESOP and all remaining shares were allocated to the eligible participants. The Company recorded a non-deductible non-cash charge of $40.1 million in connection with this action based on the value of its common stock on the final price of the Company’s common stock on the date that the ESOP was repaid.
Substantially all employees of SHUSA are eligible to participate in the 401(k) portion of the Retirement Plan following their completion of 30 days of service. There is no age requirement to join the 401(k) portion of the Retirement Plan. SHUSA recognized expense for contributions to the 401(k) portion of the Retirement Plan of $5.7 million, $17.2 million and $15.5 million during 2009, 2008 and 2007, respectively. Effective June 2009, the Company ceased matching employee contributions.

Notes to Consolidated Financial Statements
Note 17 — Employee Benefit Plans (continued)
The Company sponsors a supplemental executive retirement plan (“SERP”) for certain retired executives of SHUSA. The Company’s benefit obligation related to its SERP plan was $46.9 million and $56.4 million at December 31, 2009 and 2008, respectively. The primary reason for the decrease in our SERP obligations from the prior year is due to market increases in the investments underlying certain plans in 2009.
SHUSA’s benefit obligation related to its post-employment plans was $6.7 million and $9.3 million at December 31, 2009 and 2008, respectively. The SERP and the post-employment plans are unfunded plans and are reflected as liabilities on our balance sheet.
SHUSA also acquired a pension plan from its acquisition of Independence. SHUSA does not expect any plan assets to be returned to us in 2010, nor do we expect to contribute any amounts to this plan in 2010. The following tables summarizes the benefit obligation, change in plan assets and components of net periodic pension expense for the plan as of December 31, 2009 and 2008 (in thousands):

	Year ended December 31,
	2009	2008
Change in benefit obligation:
Benefit obligation at beginning of year	$81,944	$80,994
Service cost	212	—
Interest cost	4,562	4,910
Actuarial gain	50	773
Annuity payments	(4,561)	(4,733)
Settlements	—	—
Curtailments	—	—

Projected benefit obligation at year end	$82,207	$81,944

Change in plan assets:
Fair value at beginning of year	$62,423	$89,885
Actual return on plan assets	7,663	(22,729)
Employer contributions	—	—
Annuity payments	(4,561)	(4,733)
Settlements	—	—

Fair value at year end	$65,525	$62,423

Components of net periodic pension expense:
Service cost	$212	$—
Interest cost	4,562	4,532
Expected Return on plan assets	(4,199)	(7,894)
Amortization of prior period service benefit	—	—
Amortization of unrecognized actuarial loss	2,739	—

Net periodic pension expense	$3,314	$(3,362)

The assumptions utilized to calculate the projected benefit obligation and net periodic pension expense at December 31, 2009 and 2008 were:

	2009	2008
Discount rate	5.75%	5.75%
Expected long-term return on plan assets	7.00%	9.00%
Salary increase rate	0.00%	0.00%
The following table sets forth the expected benefit payments to be paid in future years:

2010	$4,491,445
2011	4,496,404
2012	4,564,776
2013	4,674,928
2014	4,904,376
2015 to 2019	26,454,290

Total	$49,586,219

Included in accumulated other comprehensive income at December 31, 2009 and 2008 are unrecognized actuarial losses of $15.9 million and $21.1 million that had not yet been recognized in net periodic pension cost. The actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year-ended December 31, 2010 is $1.1 million.

Notes to Consolidated Financial Statements
Note 18 — Income Taxes
The (benefit)/provision for income taxes in the consolidated statement of operations is comprised of the following components (in thousands):

	YEAR ENDED DECEMBER 31,
	2009	2008	2007
Current:
Foreign (1)	$108	$104	$22,929
Federal	160,844	(121,006)	83,194
State	17,436	7,450	4,992

Total Current	178,388	(113,452)	111,115

Deferred:
Federal	(1,434,236)	837,412	(171,565)
State	(28,616)	(384)	—

Total Deferred	(1,462,852)	837,028	(171,565)

Total income tax (benefit)/expense	$(1,284,464)	$723,576	$(60,450)

(1)	Current foreign income tax expense in 2007 relates to interest income on assets that SHUSA transferred to a consolidated foreign special purpose entity to support a borrowing arrangement that SHUSA has with an international bank. Foreign taxes paid on this income are credited against United States income taxes for federal income tax purposes. See Note 13 for further discussion.
The following is a reconciliation of the United States federal statutory rate of 35% to the company’s effective tax rate for each of the years indicated:

	YEAR ENDED DECEMBER 31,
	2009	2008	2007

Federal income tax at statutory rate	(35.0)%	(35.0)%	(35.0)%
Increase/(decrease) in taxes resulting from:
Valuation allowance	(83.2)	87.7	—
Tax-exempt income	(2.6)	(3.1)	(4.2)
Bank owned life insurance	0.4	(1.6)	(2.1)
State income taxes, net of federal tax benefit	0.3	(2.4)	0.2
Credit for synthetic fuels	—	—	(1.2)
Low income housing credits	(3.7)	(2.5)	(2.8)
Goodwill impairment charge	—	—	39.1
Disallowed interest deductions	6.7	—	—
Other	2.8	1.2	1.7

Effective tax rate	(114.3)%	44.3%	(4.3)%

Notes to Consolidated Financial Statements
Note 18 — Income Taxes (continued)
The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	AT DECEMBER 31,
	2009	2008

Deferred tax assets:
Allowance for loan losses	$457,979	$369,617
Unrealized loss on available for sale portfolio	105,486	285,488
Unrealized loss on derivatives	67,738	119,693
Net operating loss carry forwards	367,710	190,472
Non-solicitation payments	44,409	52,483
Employee benefits	46,286	26,105
General Business credit carry forwards	227,030	173,805
Foreign tax credit carry forwards	60,688	72,903
Broker commissions paid on originated mortgage loans	30,773	33,543
Minimum tax credit carry forward	35,881	36,455
IRC Section 382 recognized built in losses	329,929	—
Other-than-temporary impairment on investments and equity method investments	93,197	459,359
Deferred interest expense	129,118	64,901
Other	311,376	203,573

Total gross deferred tax assets	2,307,600	2,088,397

Deferred tax liabilities:
Purchase accounting adjustments	35,760	55,073
Deferred income	102,418	27,173
Originated mortgage servicing rights	69,498	64,721
Depreciation and amortization	157,737	112,425
Other	205,623	162,412

Total gross deferred tax liabilities	571,036	421,804

Valuation allowance	(408,264)	(1,432,771)

Net deferred tax asset	$1,328,300	$233,822

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
The income taxes topic of the FASB Accounting Standards Codification suggests that additional scrutiny should be given to deferred tax assets of an entity with cumulative pre-tax losses during the three most recent years and is widely considered significant negative evidence that is objective and verifiable and therefore, difficult to overcome. During the three years ended December 31, 2008, we had cumulative pre-tax losses and considered this factor in our analysis of deferred tax assets. Additionally, based on the economic uncertainty that existed at the end of 2008, it was determined that it was probable that the Company would not generate significant pre-tax income in the near term on a standalone basis. As a result of these facts, SHUSA recorded a $1.4 billion valuation allowance against its deferred tax assets for the year-ended December 31, 2008.
During 2009, Santander contributed SCUSA into the Company. SCUSA generated pretax income of $332.2 million in 2009 compared to $261.6 million and $260.8 million in 2008 and 2007. As a result of this contribution, SHUSA updated its deferred tax realizability analysis by incorporating future projections of taxable income that will be generated by SCUSA. As a result of incorporating future taxable income projections of SCUSA, the Company was able to reduce its deferred tax valuation allowance by $1.3 billion for the year ended December 31, 2009. SHUSA continues to maintain a valuation allowance of $408 million related to deferred tax assets that will not be realized based on the current earning projections discussed above. The future realizability of our deferred tax assets will be dependent on the earnings generated by SHUSA and its subsidiaries, primarily SCUSA and Sovereign Bank. The actual earnings generated by these entities in the future could impact the realizably of our deferred tax assets in future periods.

Notes to Consolidated Financial Statements
Note 18 — Income Taxes (continued)
At December 31, 2009, the Company had net unrecognized tax benefit reserves related to uncertain tax positions of $81.1 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(in thousands)

Gross unrecognized tax benefits at January 1, 2007	81,542
Additions based on tax positions related to 2007	9,196
Adjustments related to unrecognized tax benefits associated with business combinations	(140)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(3,137)

Gross unrecognized tax benefits at January 1, 2008	87,461
Additions based on tax positions related to 2008	4,094
Additions for tax positions of prior years	16,542
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(2,392)

Gross unrecognized tax benefits at January 1, 2009	$105,705
Additions based on tax positions related to the current year	1,448
Additions for tax positions of prior years	1,664
Reductions for tax positions of prior years	(2,476)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(8,393)
Settlements	(900)

Gross unrecognized tax benefits at December 31, 2009	97,048
Less: Federal, state and local income tax benefits	(15,941)

Net unrecognized tax benefits that if recognized would impact the effective tax rate at December 31, 2009	81,107

SHUSA recognizes penalties and interest accrued related to unrecognized tax benefits within income tax expense on the Consolidated Statement of Operations. During 2009, 2008 and 2007, SHUSA recognized approximately $(0.6) million, $4.8 million and $2.8 million, respectively, in interest and penalties. Included in gross unrecognized tax benefits at December 31, 2009 was approximately $14.3 million for the payment of interest and penalties at December 31, 2009.
At December 31, 2009, the Company has net operating loss carry forwards of $367.7 million, net of tax, which may be offset against future taxable income. If not utilized in future years, $0.6 million will expire after December 2013, $144.9 million will expire in December 2028 and $222.2 million will expire after December 2029. SHUSA also has tax credit carry-forwards of $227.0 million, net of tax, which may be offset against future taxable income. If not utilized in future years, they will expire as follows: $33.5 million after December 2025, $59.4 million after December 2026, $48.9 million after December 2027, $43.8 million after December 2028 and $41.4 million after December 2029. SHUSA also has foreign tax credit carry-forwards of $60.7 million, net of tax, which may be offset against future taxable income. If not utilized in future years, $38.2 million will expire after December 2016 and the remaining $22.5 million will expire after December 2017. The Company has concluded that it is more likely than not that all of the deferred tax assets related to these credits will not be realized. The Company has not recognized a deferred tax liability of $46.4 million related to earnings that are considered permanently reinvested in a consolidated foreign special purpose entity related to the indirect automobile loan securitization.
SHUSA is subject to the income tax laws of the U.S., its states and municipalities and certain foreign countries. These tax laws are complex and are potentially subject to different interpretations by the taxpayer and the relevant Governmental taxing authorities. In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of these inherently complex tax laws.
Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. SHUSA reviews its tax balances quarterly and as new information becomes available, the balances are adjusted, as appropriate. The Company is subject to ongoing tax examinations and assessments in various jurisdictions. In late 2008, the Internal Revenue Service (the “IRS”) completed its examination of the Company’s federal income tax returns for the years 2002 through 2005. Included in this examination cycle are two separate financing transactions with an international bank totaling $1.2 billion. As a result of these transactions, SHUSA was subject to foreign taxes of $154.0 million during the years 2003 through 2005 and claimed a corresponding foreign tax credit for foreign taxes paid during those years. In 2006 and 2007, SHUSA was subject to an additional $87.6 million and $22.5 million, respectively, of foreign taxes related to these financing transactions and claimed a corresponding foreign tax credit. The IRS issued a notification of adjustment disallowing the foreign tax credits taken in 2003-2005 in the amount of $154.0 million related to these transactions; disallowing deductions for issuance costs and interest expense related to the transaction which would result in an additional tax liability of $24.9 million and assessed interest and potential penalties, the combined amount of which totaled approximately $70.8 million. SHUSA has paid the additional tax due resulting from the IRS’ adjustments, as well as the assessed interest and penalties and has filed a lawsuit against the government seeking the refund of those amounts in Federal District Court. In addition, the IRS has commenced its audit for the years 2006 and 2007. We expect that in the future the IRS will propose to disallow the foreign tax credits and deductions taken in 2006 and 2007 of $87.6 million and $22.5 million, respectively; disallow deductions for issuance costs and interest expense which would result in an additional tax liability of $37.1 million; and to assess interest and penalties. SHUSA continues to believe that it is entitled to claim these foreign tax credits taken with respect to the transactions and also continues to believe it is entitled to tax deductions for the related issuance costs and interest deductions based on tax law. SHUSA also believes that its recorded tax reserves for its position of $57.7 million adequately provides for any potential exposure to the IRS related to these items. However, as the Company continues to go through the litigation process, we will continue to evaluate the appropriate tax reserve levels for this position and any changes made to the tax reserves may materially affect SHUSA’s income tax provision, net income and regulatory capital in future periods.

Notes to Consolidated Financial Statements
Note 19 — Commitments and Contingencies
Financial Instruments. SHUSA is a party to financial instruments in the normal course of business, including instruments with off-balance sheet exposure, to meet the financing needs of its customers and to manage its own exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, loans sold with recourse, forward contracts and interest rate swaps, caps and floors. These financial instruments may involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheet. The contract or notional amounts of these financial instruments reflect the extent of involvement SHUSA has in particular classes of financial instruments.
The following schedule summarizes the Company’s off-balance sheet financial instruments (in thousands):

	CONTRACT OR NOTIONAL
	AMOUNT AT DECEMBER 31,
	2009	2008

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$14,652,163	$16,279,059
Standby letters of credit	2,401,959	2,801,433
Loans sold with recourse	322,800	985,418
Forward buy commitments	289,947	895,285
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Company evaluates each customer’s credit worthiness on a case-by-case basis. The amount of collateral required is based on management’s evaluation of the credit of the counterparty. Collateral usually consists of real estate but may include securities, accounts receivable, inventory and property, plant and equipment.
SHUSA’s standby letters of credit meet the definition of a guarantee under the FASB Accounting Standards Codification. These transactions are conditional commitments issued by SHUSA to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 2.4 years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending a loan to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, SHUSA would be required to honor the commitment. SHUSA has various forms of collateral, such as real estate assets and customers’ business assets. The maximum undiscounted exposure related to these commitments at December 31, 2009 was $2.4 billion, and the approximate value of the underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $2.1 billion. Substantially all the fees related to standby letters of credits are deferred and are immaterial to the Company’s financial position. We believe that the utilization rate of these standby letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.
Loans sold with recourse primarily represent single-family residential loans and multi-family loans. These are seasoned loans and historical loss experience has been minimal.
SHUSA’s forward buy commitments primarily represent commitments to purchase loans, investment securities and derivative instruments for our customers.
The Company has entered into risk participation agreements that provide for the assumption of credit and market risk by SHUSA for the benefit of one party in a derivative transaction upon the occurrence of an event of default by the other party to the transaction. The Company’s participation in risk participation agreements has been in conjunction with its participation in an underlying credit agreement led by another financial institution. The term of the performance guarantee will typically match the term of the underlying credit and derivative agreements, which range from 2 to 10 years for transactions outstanding as of December 31, 2009. The Company estimates the maximum undiscounted exposure on these agreements at $44.9 million and the total carrying value of liabilities associated with these commitments was $2.0 million at December 31, 2009.
Litigation. Other than the lawsuit filed against the IRS described in Note 18, SHUSA is not involved in any pending material legal proceeding other than routine litigation occurring in the ordinary course of business other than the matters discussed below. SHUSA does not expect that any amounts that it may be required to pay in connection with these matters would have a material adverse effect on its financial position or statement of operations.
Leases. SHUSA is committed under various non-cancelable operating leases relating to branch facilities having initial or remaining terms in excess of one year. Future minimum annual rentals under non-cancelable operating leases, net of expected sublease income, at December 31, 2009, are summarized as follows (in thousands):

	AT DECEMBER 31, 2009
	Future Minimum
	Lease	Expected Sublease	Net
	Payments	Income	Payments
2010	$106,831	$(11,686)	$95,145
2011	100,479	(9,644)	90,835
2012	91,458	(8,253)	83,205
2013	82,367	(4,045)	78,322
2014	73,389	(2,640)	70,749
Thereafter	378,116	(6,416)	371,700

Total	$832,640	$(42,684)	$789,956

SHUSA recorded rental expense of $117.7 million, $118.3 million and $117.7 million, net of $12.2 million, $14.0 million and $17.5 million of sublease income, in 2009, 2008 and 2007, respectively.

Notes to Consolidated Financial Statements
Note 20 — Fair Value Disclosures
SHUSA adopted the fair value option on its residential mortgage loans classified as held for sale that were originated subsequent to January 1, 2008 which allows us to record our mortgage loan held for sale portfolio at fair market value versus the lower of cost or market. SHUSA hedges its residential held for sale portfolio with forward sale agreements which are reported at fair value. We historically did not apply hedge accounting to this loan portfolio because of the complexity of these accounting provisions. Under our historical lower of cost or market accounting treatment, we were unable to record the excess of our fair market value over book value but were required to record the corresponding reduction in value on our hedges. Both the loans and related hedges are carried at fair value which reduces earnings volatility as the amounts more closely offset, particularly in environments when interest rates are declining.
The Company’s residential loan held for sale portfolio had an aggregate fair value of $119.0 million at December 31, 2009. The contractual principal amount of these loans totaled $117.3 million. The difference in fair value compared to principal balance of $1.7 million was recorded in mortgage banking revenues during the twelve-month period ended December 31, 2009. Substantially all of these loans are current and none are in non-accrual status. Interest income on these loans is credited to interest income as earned. The fair value of these loans is estimated based upon the anticipated exit price for these loans in the secondary market to agency buyers such as Fannie Mae and Freddie Mac. Practically our entire residential loan held for sale portfolio is sold to these two agencies.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2009, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy. The Company does not have any fair value measurements for derivatives using significant unobservable input (Level 3) as of December 31, 2009.
When estimating the fair value of its loans held for sale portfolio, interest rates and general conditions in the principal markets for the loans are the most significant underlying variables that will drive changes in the fair values of the loans, not borrower-specific credit risk since substantially all of the loans are current.
The following table presents the assets that are measured at fair value on a recurring basis by level within the fair value hierarchy as reported on the consolidated balance sheet at December 31, 2009. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands).

	Fair Value Measurements at Reporting Date Using:
	Quoted Prices in Active	Significant Other	Significant	Balance at
	Markets for Identical	Observable Inputs	Unobservable Inputs	December 31,
	Assets (Level 1)	(Level 2)	(Level 3)	2009
Assets:
US Treasury and government agency securities	$—	$364,610	$—	$364,610
Debentures of FHLB, FNMA and FHLMC	—	1,848,223	—	1,848,223
Corporate debt and asset-backed securities	—	6,703,430	53,742	6,757,172
Equity securities	—	2,759	—	2,759
State and municipal securities	—	1,802,426	—	1,802,426
Mortgage backed securities	—	949,374	1,884,834	2,834,208

Total investment securities available for sale	—	11,670,822	1,938,576	13,609,398
Loans held for sale	—	118,994	—	118,994
Derivatives	—	(193,749)	24,625	(218,049)

Total	$—	$11,595,742	$1,963,201	$13,510,343

Notes to Consolidated Financial Statements
Note 20 — Fair Value Disclosures (continued)
SHUSA’s Level 3 assets are primarily comprised of certain non-agency mortgage backed securities. These investments are thinly traded and SHUSA determines the estimated fair values for these securities by evaluating pricing information from a combination of sources such as third party pricing services, third party broker quotes for certain securities and from another independent third party valuation source. These quotes are benchmarked against similar securities that are more actively traded in order to assess the reasonableness of the estimated fair values. The fair market value estimates we assign to these securities assume liquidation in an orderly fashion and not under distressed circumstances. Due to the continued illiquidity and credit risk of certain securities, the market value of these securities is highly sensitive to assumption changes and market volatility.
We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at quarter end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at year end.

	Quoted Prices in Active	Significant Other	Significant
	Markets for	Observable Inputs	Unobservable
	Identical Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
December 31, 2009
Loans (1)	$—	$1,476,747	$—	$1,476,747
Foreclosed assets (2)	—	118,080	—	118,080
Mortgage servicing rights (3)	—	—	136,874	136,874

December 31, 2008
Loans (1)	$—	$469,363	$—	$469,363
Foreclosed assets (2)	—	71,429	—	71,429
Mortgage servicing rights (3)	—	—	127,811	127,811

(1)	These balances are measured at fair value on a non-recurring basis using the fair value of the underlying collateral.

(2)	Represents the fair value of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

(3)	These balances are measured at fair value on a non-recurring basis. Mortgage servicing rights are stratified for purposes of the impairment testing.
The following table presents the increase/(decrease) in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the income statement, relating to assets held at period end.

	Year ended December 31,
	2009	2008
Loans	$(256,883)	(39,297)
Foreclosed assets	(2,045)	(5,874)
Mortgage servicing rights	(2,677)	(53,257)

	(261,605)	(98,428)

The table below presents the changes in our Level 3 balances since year-end (in thousands).

	Investments	Mortgage		Other
	Available for Sale	Servicing Rights	Derivatives	Assets	Total
Balance at December 31, 2008	$1,190,868	$127,811	8,573	$3,474	$1,330,726
Gains/(losses) in other comprehensive income	729,804	—	—	—	729,804
Gains/(losses) in earnings	(177,742)	(2,677)	(8,248)	—	(188,667)
Reclassification from level 2	1,161,397	—	—	—	1,161,397
Reclassification to level 2	(601,683)	—	—	—	(601,683)
Purchases/Additions	25	77,243	24,300	—	101,568
Repayments	(364,093)	—	—	(3,474)	(367,567)
Sales/Amortization	—	(65,503)	—	—	(65,503)

Balance at December 31, 2009	$1,938,576	$136,874	$24,625	$—	$2,100,075

During 2009, the trading levels of certain non-agency mortgage backed securities declined significantly and as a result SHUSA reclassified $1.2 billion of securities that had been classified as level 2 securities at December 31, 2008 to level 3 securities during 2009.

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
Accordingly, the aggregate fair value amounts presented below do not represent the underlying value of SHUSA (in thousands):

	AT DECEMBER 31,
	2009		2008
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Financial Assets:
Cash and amounts due from depository institutions	$2,323,290	$2,323,290	$3,754,523	$3,754,523
Available for sale investment securities	13,609,398	13,609,398	9,301,339	9,301,339
Loans held for investment, net	55,733,953	53,483,141	54,300,618	51,693,533
Loans held for sale	118,994	118,994	327,332	327,332
Mortgage servicing rights	136,874	139,992	127,811	128,558
Mortgage banking forward commitments	2,013	2,013	(9,598)	(9,598)
Mortgage interest rate lock commitments	325	325	8,573	8,573
Financial Liabilities:
Deposits	44,428,065	43,699,060	48,438,573	48,906,511
Borrowings and other debt obligations	27,235,151	27,961,841	20,816,224	21,005,248
Interest rate derivative instruments	220,387	220,387	291,991	291,991
Precious metal forward sale agreements	(1,421)	(1,421)	(1,227)	(1,227)
Precious metal forward settlement arrangements	1,421	1,421	1,227	1,227
Unrecognized Financial Instruments:(1)
Commitments to extend credit	95,354	95,278	113,175	113,085

(1)	The amounts shown under “carrying value” represent accruals or deferred income arising from those unrecognized financial instruments.
The following methods and assumptions were used to estimate the fair value of each class of financial instruments:
Cash and amounts due from depository institutions and interest-earning deposits. For these short-term instruments, the carrying amount equals the fair value.
Investment securities available for sale. Generally, the fair value of investment securities available-for-sale is based on a third party pricing service which utilizes matrix pricing on securities that actively trade in the marketplace. For investment securities that do not actively trade in the marketplace, fair value is obtained from third party broker quotes. For certain non-agency mortgage backed securities, SHUSA determines the estimated fair value for these securities by evaluating pricing information from a combination of sources such as third party pricing services, third party broker quotes for certain securities and from another independent third party valuation source. These quotes are benchmarked against similar securities that are more actively traded in order to assess the reasonableness of the estimated fair values. The fair market value estimates we assign to these securities assume liquidation in an orderly fashion and not under distressed circumstances. Changes in fair value are reflected in the carrying value of the asset and are shown as a separate component of stockholders’ equity.
Loans. Fair value is estimated by discounting cash flows using estimated market discount rates at which similar loans would be made to borrowers and reflect credit risk and interest rate risk for loans of similar maturities.
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
Borrowings and other debt obligations. Fair value is estimated by discounting cash flows using rates currently available to SHUSA for other borrowings with similar terms and remaining maturities. Certain other debt obligations instruments are valued using available market quotes which contemplates issuer default risk.
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
Interest rate derivative instruments. The fair value of interest rate swaps, caps and floors that represent the estimated amount SHUSA would receive or pay to terminate the contracts or agreements, taking into account current interest rates and when appropriate, the current creditworthiness of the counterparties are obtained from dealer quotes.
Note 22 — Derivative Instruments and Hedging Activities
SHUSA uses derivative instruments as part of its interest rate risk management process to manage risk associated with its financial assets and liabilities, its mortgage banking activities, and to assist its commercial banking customers with their risk management strategies and for certain other market exposures.
One of SHUSA’s primary market risks is interest rate risk. Management uses derivative instruments to mitigate the impact of interest rate movements on the value of certain liabilities, assets and on probable forecasted cash flows. These instruments primarily include interest rate swaps that have underlying interest rates based on key benchmark indices and forward sale or purchase commitments. The nature and volume of the derivative instruments used to manage interest rate risk depend on the level and type of assets and liabilities on the balance sheet and the risk management strategies for the current and anticipated interest rate environment.
Interest rate swaps are generally used to convert fixed rate assets and liabilities to variable rate assets and liabilities and vice versa. SHUSA utilizes interest rate swaps that have a high degree of correlation to the related financial instrument.
As part of its overall business strategy, Sovereign Bank originates fixed rate residential mortgages. It sells a portion of this production to Federal Home Loan Mortgage Corporation (“FHLMC”), Fannie National Mortgage Association (“FNMA”), and private investors. The loans are exchanged for cash or marketable fixed rate mortgage-backed securities which are generally sold. This helps insulate SHUSA from the interest rate risk associated with these fixed rate assets. SHUSA uses forward sales, cash sales and options on mortgage-backed securities as a means of hedging against changes in interest rate on the mortgages that are originated for sale and on interest rate lock commitments.
To accommodate customer needs, SHUSA enters into customer-related financial derivative transactions primarily consisting of interest rate swaps, caps, floors and foreign exchange contracts. Risk exposure from customer positions is managed through transactions with other dealers.
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
Fair Value Hedges. SHUSA has entered into pay-variable, receive-fixed interest rate swaps to hedge changes in fair values of certain brokered certificate of deposits and certain debt obligations. For the year ended December 31, 2009 and 2008, respectively, hedge ineffectiveness of $4.2 million and $1.5 million was recorded in deposit insurance and other costs within other expenses associated with fair value hedges. Additionally, SHUSA, through its SCUSA subsidiary, enters into pay-fixed, receive variable interest rate swaps to hedge changes in fair value of certain longer term assets. SHUSA had no fair value hedges outstanding at December 31, 2009.
Cash Flow Hedges. SHUSA hedges exposure to changes in cash flows associated with forecasted interest payments on variable-rate liabilities through the use of pay-fixed, receive variable interest rate swaps. The last of the hedges is scheduled to expire in January 2016. SHUSA includes all components of each derivatives gain or loss in the assessment of hedge effectiveness. For the years ended December 31, 2009 and 2008, no hedge ineffectiveness was recognized in earnings associated with cash flow hedges. SHUSA has $21.9 million of deferred net after tax losses on terminated derivative instruments that were hedging the future cash flows on certain borrowings. These losses will continue to be deferred in accumulated other comprehensive income (“AOCI”) and will be reclassified into interest expense as the future cash flows occur, unless it becomes probable that the forecasted interest payments will not occur, in which case, the losses in AOCI will be recognized immediately. As of December 31, 2009, SHUSA expects approximately $9.6 million of the deferred net after-tax loss on derivative instruments included in accumulated other comprehensive income will be reclassified to earnings during the next 12 months. See Note 24 for further detail of the amounts included in accumulated other comprehensive income.
Other Derivative Activities. SHUSA’s derivative portfolio also includes mortgage banking interest rate lock commitments and forward sale commitments used for risk management purposes, and derivatives executed with commercial banking customers, primarily interest rate swaps and foreign exchange futures, to facilitate customer risk management strategies. The Company also enters into precious metals customer forward agreements and forward sale agreements.
SCUSA has entered into interest rate swap agreements to hedge variable rate liabilities associated with securitization trust agreements. SCUSA has over time repurchased $93 million of borrowings from the securitization trust; however, the trust documents have prevented SCUSA from terminating the associated interest rate swap agreements. Therefore, SCUSA has designated the hedges, whose notional value was $78 million as of December 31, 2009, as trading hedges and records changes in the market value of these hedges through earnings. SHUSA has recorded a charge of $2.0 million through earnings for the twelve-month period ended December 31, 2009 related to those hedges.
Additionally, SCUSA has derivative positions with notionals totaling $3.5 billion which were not designated to obtain hedge accounting treatment at December 31, 2009. SHUSA recorded a charge of $5.7 million for the year ended December 31, 2009 associated with these positions.
All derivative contracts are valued using either cash flow projection models or observable market prices. Pricing models used for valuing derivative instruments are regularly validated by testing through comparison with third parties.

Notes to Consolidated Financial Statements
Note 22 — Derivative Instruments and Hedging Activities (continued)
Following is a summary of the derivatives designated as accounting hedges at December 31, 2009 and 2008 (in thousands):

				Weighted Average
	Notional			Receive	Pay	Life
	Amount	Asset	Liability	Rate	Rate	(Years)
December 31, 2009
Fair value hedges:
Receive fixed — pay variable interest rate swaps	$—	$—	$—	—%	—%	n/a
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	6,565,898	—	204,034	0.56%	3.86%	2.0

Total derivatives used in hedging relationships	$6,565,898	$—	$204,034	0.56%	3.86%	2.0

December 31, 2008
Fair value hedges:
Receive fixed — pay variable interest rate swaps	$678,000	$6,262	$369	6.02%	5.02%	7.7
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	6,800,000	4,154	357,969	2.45%	5.13%	1.5

Total derivatives used in hedging relationships	$7,478,000	$10,416	$358,338	2.77%	5.12%	2.1

Summary information regarding other derivative activities at December 31, 2009 and December 31, 2008 follows (in thousands):

	AT DECEMBER 31,
	2009	2008
	Net Asset	Net Asset
	(Liability)	(Liability)
Mortgage banking derivatives:
Forward commitments
To sell loans	$2,013	$(9,598)
Interest rate lock commitments	325	8,573

Total mortgage banking risk management	2,338	(1,025)

Swaps receive fixed	266,770	502,890
Swaps pay fixed	(266,355)	(478,398)
Market value hedge	—	(134)

Net Customer related swaps	415	24,358

Precious metals forward sale agreements	1,421	(1,227)
Precious metals forward arrangements	(1,421)	1,227
Foreign exchange	5,852	7,736

Total activity	$8,605	$31,069

Notes to Consolidated Financial Statements
Note 22 — Derivative Instruments and Hedging Activities (continued)
The following financial statement line items were impacted by SHUSA’s derivative activity as of, and for the twelve months ended, December 31, 2009:

	Balance Sheet Effect at	Income Statement Effect For The Twelve
Derivative Activity	December 31, 2009	Months Ended December 31, 2009

Fair value hedges:
Receive fixed-pay variable interest rate swaps	No derivative positions designated in fair value hedging relationships as of December 31, 2009.	Resulted in a decrease of net interest income of $106.2 million.

Pay fixed-receive variable interest rate swaps	No derivative positions designated in fair value hedging relationships as of December 31, 2009.	Resulted in a decrease of net interest income of $10.3 million.

Cash flow hedges:

Pay fixed-receive floating interest rate swaps	Increases to other liabilities and deferred taxes of $204.0 million and $74.2 million, respectively and a net decrease to stockholders’ equity of $129.8 million.	Resulted in a decrease in net interest income of $254.4 million.

Other hedges:

Forward commitments to sell loans	Increase to other assets of $2.0 million.	Increase to mortgage banking revenues of $11.6 million.

Interest rate lock commitments	Increase to mortgage loans of $0.3 million.	Decrease to mortgage banking revenues of $8.2 million.

Net customer related hedges	Increase to other assets of $0.4 million.	Decrease in capital markets revenue of $23.9 million.

Forward commitments to sell precious metals inventory	Insignificant balance sheet effect at December 31, 2009.	Increase to commercial banking revenues of $0 million.

Foreign Exchange	Increase to other assets of $5.9 million.	Increase in commercial banking revenue of $1.9 million.
The following financial statement line items were impacted by SHUSA’s derivative activity as of, and for the twelve months ended December 31, 2008:

	Balance Sheet Effect at	Income Statement Effect For The Twelve
Derivative Activity	December 31, 2008	Months Ended December 31, 2008

Fair value hedges:
Receive fixed-pay variable interest rate swaps	Increases to borrowings, CDs, other assets, and other liabilities of $6.1 million, $1.4 million, $6.3 million and $0.4 million, respectively.	Resulted in an increase of net interest income of $8.3 million.

Cash flow hedges:

Pay fixed-receive floating interest rate swaps	Increases to other assets, other liabilities, and deferred taxes of $4.2 million, $358.0 million, and $129.1 million, respectively and a net decrease to stockholders’ equity of $224.7 million.	Resulted in a decrease in net interest income of $140.8 million.

Other hedges:

Forward commitments to sell loans	Increase to other liabilities of $9.6 million.	Decrease to mortgage banking revenues of $4.9 million.

Interest rate lock commitments	Increase to mortgage loans of $8.6 million.	Increase to mortgage banking revenues of $6.5 million.

Net customer related hedges	Increase to other assets of $24.4 million.	Decrease in capital markets revenue of $10.4 million.

Forward commitments to sell precious metals inventory	Increase to other liabilities of $0 million.	Increase to commercial banking revenues of $1.0 million.

Foreign Exchange	Increase to other assets of $7.7 million.	Increase in commercial banking revenue of $5.8 million.

Notes to Consolidated Financial Statements
Note 23 — Interests that Continue to be Held by SHUSA in Asset Securitizations
During the second quarter of 2007, the Company executed a commercial mortgage backed securitization which consisted of approximately $687.7 million of multi-family loans and $327.0 million of commercial real estate loans. SHUSA retained certain subordinated certificates issued in connection with the securitization which were valued in the market place at approximately $15.6 million as well as certain servicing responsibilities for the assets that were sold. In connection with this transaction, the Company recorded a pretax gain of $10.5 million in 2007, which is included in mortgage banking revenues. This gain was determined based on the carrying amount of the loans sold, including any related allowance for loan loss, and was allocated to the loans sold and the retained interests based on their relative fair values at the sale date. The value of the retained subordinated certificates is subject to credit and prepayment risk. The subordinated certificates are classified in investments available for sale on our Consolidated Balance Sheet. The investors have no recourse to the Company’s other assets, other than the retained subordinated certificates, to serve as additional collateral to protect their interests in the securitization. In 2008, due to declining market conditions, management wrote down the fair value of its retained interests by $15.2 million to $0.5 million. As of December 31, 2009, no value has been ascribed to these retained interests.
During the third quarter of 2006, SHUSA securitized $900 million of automotive floor plan loans under a three-year revolving term securitization. SHUSA retained servicing responsibilities for the loans and maintained other retained interests in the securitized loans. These retained interests include an interest-only strip, a cash reserve account and a subordinated note. The Company estimated the fair value of these retained interests by determining the present value of the expected future cash flows using modeling techniques that incorporate management’s best estimates of key assumptions, including prepayment speeds, credit losses and discount rates. The investors and the trusts have no recourse to the Company’s assets, other than the retained interests, if the off-balance sheet loans are not paid when due. SHUSA received annual contractual servicing fees of 1% for servicing the securitized loans. However, no servicing asset or liability was recorded for these rights since the contractual servicing fee represents adequate compensation for these types of loans. In the first quarter of 2009, SHUSA brought back on balance sheet its dealer floor plan securitization due to an early amortization event from low payment rates.
Total retained interests associated with off balance sheet securitized assets totaled only $1.9 million at December 31, 2009. The types of assets underlying securitizations for which SHUSA owns and continues to own a retained interest and the related balances and delinquencies at December 31, 2009 and 2008, and the net credit losses for the year ended December 31, 2009 and 2008, are as follows (in thousands):

	2009
		Principal
	Total	90 Days	Net Credit
	Principal	Past Due	Losses

Home Equity Loans and Lines of Credit	$7,143,141	$110,007	$58,575
Commercial Real Estate and Multi-family Loans	17,939,629	981,638	141,259

Total Owned and Securitized	$25,082,770	$1,091,645	$199,834

Less:
Securitized Home Equity Loans	73,650	3,993	3,397
Securitized Commercial Real Estate and Multi-family Loans	897,651	31,984	4,967

Total Securitized Loans	971,301	35,977	8,364

Net Loans	$24,111,469	$1,055,668	$191,470

	2008
		Principal
	Total	90 Days	Net Credit
	Principal	Past Due	Losses

Home Equity Loans and Lines of Credit	$6,979,236	$103,089	$43,138
Commercial Real Estate and Multi-family Loans	18,654,325	255,865	56,068
Automotive Floor Plan Loans	1,243,146	620	1,603

Total Owned and Securitized	$26,876,707	$359,574	$100,809

Less:
Securitized Home Equity Loans	87,318	15,588	2,433
Securitized Commercial Real Estate and Multi-family Loans	946,591	25,189	—
Securitized Automotive Floor Plan Loans and other assets	855,000	—	1,464

Total Securitized Loans	1,888,909	40,777	3,897

Net Loans	$24,987,798	$318,797	$96,912

SHUSA enters into partnerships, which are variable interest entities under FIN 46, with real estate developers for the construction and development of low-income housing. The partnerships are structured with the real estate developer as the general partner and SHUSA as the limited partner. We are not the primary beneficiary of these variable interest entities. Our risk of loss is limited to our investment in the partnerships, which totaled $143.2 million at December 31, 2009 and any future cash obligations that the Company is committed to the partnerships. Future cash obligations related to these partnerships totaled $1.2 million at December 31, 2009. Our investments in these partnerships are accounted for under the equity method.

Notes to Consolidated Financial Statements
Note 24 — Comprehensive (Loss)/Income
The following table presents the components of comprehensive (loss)/income, net of related tax, for the years indicated (in thousands):

	YEAR ENDED DECEMBER 31,
	2009	2008	2007

Net (loss)/income	$161,565	$(2,357,210)	$(1,349,262)

Adoption of new accounting principal related to impairments on investment securities (see Note 7)	88,190	—	—
Change in accumulated losses/(gains) on cash flow hedge derivative financial instruments, net of tax	120,921	(102,947)	(121,056)
Change in unrealized gains/(losses) on investment securities available-for-sale, net of tax	387,070	(1,276,463)	(306,413)
Less reclassification adjustments:
Derivative instruments	(20,313)	(12,520)	(9,556)
Pension plans	(5,140)	16,831	(1,908)
Investments available for sale	(100,391)	(924,040)	(114,618)

Comprehensive (loss)/income	$883,590	$(2,816,891)	$(1,650,649)

Accumulated other comprehensive losses, net of related tax, consisted of net unrealized losses on securities of $18.5 million, net accumulated losses on unfunded pension liabilities of $15.9 million and net accumulated losses on derivatives of $157.6 million at December 31, 2009, compared to net unrealized losses on securities of $506.0 million, net accumulated losses on unfunded pension liabilities of $21.0 million and net accumulated losses on derivatives of $258.8 million at December 31, 2008.
Note 25 — Parent Company Financial Information
Condensed financial information for SHUSA is as follows (in thousands):
BALANCE SHEET

	AT DECEMBER 31,
	2009	2008
Assets
Cash and due from banks	$109,473	$599,725
Available for sale investment securities	46,998	46,998
Loans to non-bank subsidiaries	1,414,300	275,513
Investment in subsidiaries:
Bank subsidiary	5,802,358	3,651,917
Non-bank subsidiaries	5,029,289	3,363,294
Other assets	415,125	222,514

Total Assets	$12,817,543	$8,159,961

Liabilities and Stockholders’ Equity
Borrowings:
Borrowings and other debt obligations	$3,248,446	$2,303,725
Borrowings from non-bank subsidiaries	134,709	132,909
Other liabilities	46,853	126,613

Total liabilities	3,430,008	2,563,247

Stockholders’ Equity	9,387,535	5,596,714

Total Liabilities and Stockholders’ Equity	$12,817,543	$8,159,961

Notes to Consolidated Financial Statements
Note 25 — Parent Company Financial Information (continued)
STATEMENT OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2009	2008	2007
Dividends from Bank subsidiary	$—	$24,252	$194,018
Dividends from non-bank subsidiaries	—	5,000	7,664
Interest income	6,971	24,024	18,874
Other income	517	279	567

Total income	7,488	53,555	221,123

Interest expense	116,308	133,144	158,366
Other expense	45,555	137,769	50,637

Total expense	161,863	270,913	209,003

Income/(loss) before income taxes and equity in earnings of subsidiaries	(154,375)	(217,358)	12,120
Income tax benefit	6,152	35,122	(89,247)

Income before equity in earnings of subsidiaries	(160,527)	(252,480)	101,367
Dividends in excess of current year earnings:
Bank subsidiary	—	(2,113,668)	(1,434,026)
Non-bank subsidiaries	—	8,938	(16,603)
Equity in undistributed earnings/(loss) of:
Bank subsidiary	48,644	—	—
Non-bank subsidiaries	273,448	—	—

Net (loss)/income	$161,565	$(2,357,210)	$(1,349,262)

STATEMENT OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2009	2008	2007
Cash Flows from Operating Activities:
Net income/(loss)	$161,565	$(2,357,210)	$(1,349,262)
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed (earnings)/loss of:
Bank subsidiary	(48,644)	—	—
Non-bank subsidiaries	(273,448)	—	—
Dividends in excess of current year earnings:
Bank subsidiary	—	2,113,668	1,434,026
Non-bank subsidiaries	—	(8,938)	16,603
Loss on retirement borrowings and other debt obligations	—	—	7,561
Stock based compensation expense	47,181	23,337	28,011
Allocation of Employee Stock Ownership Plan	—	—	40,119
Other, net	(281,690)	106,401	19,826

Net cash (used in)/provided by operating activities	(395,036)	(122,742)	196,884

Cash Flows from Investing Activities:
Net capital returned from/(contributed to) subsidiaries	(1,683,629)	(789,377)	(930)
Net (increase)/decrease in loans to subsidiaries	(1,138,787)	1,450	(276,963)

Net cash used in investing activities	(2,822,416)	(787,927)	(277,893)

Cash Flows from Financing Activities:
Net change in borrowings:
Repayment of other debt obligations	(200,000)	(180,000)	(377,637)
Net proceeds received from senior notes and senior credit facility	1,140,000	248,465	580,000
Net change in borrowings from non-bank subsidiaries	1,800	41,240	(26,365)
Treasury stock repurchases, net of proceeds	—	(2,208)	5,624
Cash dividends paid to preferred stockholders	(14,600)	(14,600)	(14,600)
Cash dividends paid to common stockholders	—	—	(153,236)
Sale of unallocated ESOP shares	—	—	26,574
Net proceeds from the issuance of preferred stock	1,800,000	—	—
Net proceeds from issuance of common stock	—	1,405,993	35,627

Net cash provided by/(used in) financing activities	2,727,200	1,498,890	75,987

(Decrease)/Increase in cash and cash equivalents	(490,252)	588,221	(5,022)
Cash and cash equivalents at beginning of period	599,725	11,504	16,526

Cash and cash equivalents at end of period	$109,473	$599,725	$11,504

Notes to Consolidated Financial Statements
Note 26 — Business Segment Information
SCUSA continues to be managed as a separate business unit with its own systems and processes. For segment reporting purposes, SCUSA has been reflected as a stand-alone business segment.
With the exception of our SCUSA segment, SHUSA’s segment results are derived from the Company’s business unit profitability reporting system by specifically attributing managed balance sheet assets, deposits and other liabilities and their related interest income or expense to each of our segments. Funds transfer pricing methodologies are utilized to allocate a cost for funds used or a credit for funds provided to business line deposits, loans and selected other assets using a matched funding concept. The provision for credit losses recorded by each segment is based on the net charge-offs of each line of business and the difference between the provision for credit losses recognized by the Company on a consolidated basis and the provision recorded by the business line at the time of charge-off is allocated to each business line based on the risk profile of their loan portfolio. Other income and expenses directly managed by each business line, including fees, service charges, salaries and benefits, and other direct expenses as well as certain allocated corporate expenses are accounted for within each segment’s financial results. Where practical, the results are adjusted to present consistent methodologies for the segments. Accounting policies for the lines of business are the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business. In connection with the acquisition of Sovereign Bank by Santander in the first quarter of 2009, certain changes to our executive management team were announced. These events impacted how our executive management team measured and assessed our business performance.
As a result of these changes, we now have five reportable segments. The Company’s segments are focused principally around the customers SHUSA serves. The Retail Banking Division is primarily comprised of our branch locations and our residential mortgage business. Our branches offer a wide range of products and services to customers and each attracts deposits by offering a variety of deposit instruments including demand and NOW accounts, money market and savings accounts, certificates of deposits and retirement savings plans. Our branches also offer certain consumer loans such as home equity loans and other consumer loan products. It also provides business banking loans and small business loans to individuals. Finally our residential mortgage business reports into our head of Retail Banking. Our specialized business segment is primarily comprised of leases to commercial customers, our New York multi-family and national commercial real estate lending group, our automobile dealer floor plan lending group and our indirect automobile lending group. The Middle Market segment provides the majority of Sovereign Bank’s commercial lending platforms such as commercial real estate loans and commercial industrial loans and also contains the Company’s related commercial deposits. SCUSA is a specialized consumer finance company engaged in the purchase, securitization and servicing of retail installment contracts originated by automobile dealers. A significant portion of SCUSA’s loan portfolio is generated from the state of Texas. The Other segment includes earnings from the investment portfolio (excluding any investments purchased by SCUSA), interest expense on Sovereign Bank’s borrowings and other debt obligations (excluding any borrowings held by SCUSA), amortization of Sovereign Bank’s intangible assets and certain unallocated corporate income and expenses.

Notes to Consolidated Financial Statements
Note 26 — Business Segment Information (continued)
The following tables present certain information regarding the Company’s segments (in thousands):

	December 31, 2009
		Specialized	Middle
	Retail	Business(1)	Market	SCUSA	Other (2)	Total

Net interest income/(expense)	$594,332	$325,695	$326,619	$1,277,358	$119,500	$2,643,504
Fees and other income	467,311	(124,052)	71,361	30,712	54,812	500,144
Provision for credit losses	333,296	566,632	363,672	720,937	—	1,984,537
General and administrative expenses	899,714	81,717	75,050	253,031	210,948	1,520,460
Depreciation/Amortization	97,197	9,839	2,133	11,247	126,445	246,861
Income/(loss) before income taxes	(280,981)	(449,421)	(54,749)	332,195	(669,943)	(1,122,899)
Intersegment revenue/(expense) (1)	71,762	(661,667)	(138,702)	—	728,607	—
Total average assets	$21,551,815	$19,338,816	$12,682,802	$6,911,119	$21,864,230	$82,348,782

	December 31, 2008
		Specialized	Middle
	Retail	Business(1)	Market	Other (2)	Total

Net interest income/(expense)	$806,949	$332,221	$429,490	$313,782	$1,882,442
Fees and other income	381,092	92,780	70,474	92,092	636,438
Provision for credit losses	201,122	449,777	260,101	—	911,000
General and administrative expenses	1,029,918	103,573	125,071	225,744	1,484,306
Depreciation/Amortization	72,778	8,901	3,458	140,776	225,913
Income/(loss) before income taxes	(72,984)	(155,273)	110,509	(1,515,886)	(1,633,634)
Intersegment revenue/(expense) (1)	267,707	(930,611)	(254,389)	917,293	—
Total average assets	$23,333,825	$24,125,815	$13,586,277	$17,635,982	$78,681,899

	December 31, 2007
		Specialized	Middle
	Retail	Business(1)	Market	Other (2)	Total

Net interest income/(expense)	$1,531,522	$290,862	$241,095	$(220,236)	$1,843,243
Fees and other income	425,229	(20,856)	8,386	117,992	530,751
Provision for credit losses	83,015	254,344	70,333	—	407,692
General and administrative expenses	916,143	96,366	115,376	208,980	1,336,865
Depreciation/Amortization	73,444	12,169	3,711	177,391	266,715
Income/(loss) before income taxes	(54,615)	(711,970)	126,348	(769,475)	(1,409,712)
Intersegment revenue/(expense) (1)	1,167,534	(1,151,924)	(555,452)	539,842	—
Total average assets	$24,937,389	$24,186,587	$11,585,210	$22,606,846	$83,316,032

(1)	Intersegment revenues/(expense) represent charges or credits for funds used or provided by each of the segments and are included in net interest income/(expense).

(2)	Included in Other in 2009 and 2008 were OTTI charges of $36.9 million and $575.3 million on FNMA and FHLMC preferred stock, OTTI charges of $143.3 million and $307.9 million on non-agency mortgage backed securities. 2008 results also include a loss of $602.3 million on the sale of our CDO investment portfolio. 2007 results included an OTTI charge of $180.5 million on FNMA and FHLMC preferred stock. Included in Other in 2009, 2008 and 2007 were net transaction related, integration charges and other restructuring costs of $299.1 million, $32.3 million and $89.1 million, respectively. Finally 2009 and 2008 results also included a deferred tax valuation allowance reversal of $1.3 billion and a charge of $1.4 billion, respectively. The 2007 results included a non-deductible, non-cash ESOP termination charge of $40.1 million based on the value of its common stock on the date that the ESOP was repaid. See Note 27 for further details.
Goodwill assigned to our reporting units which are equivalent to our reportable segments as of December 31, 2009 was as follows:

	Retail Banking	Specialized	Middle
	Division	Business Group	Market	SCUSA	Total
Goodwill at December 31, 2009	$2,259,179	$—	$1,172,302	$704,059	$4,135,540
As discussed in Note 5, SHUSA recorded goodwill impairment charges of $943 million and $634 million, respectively in the Retail Banking and Specialized business segments in 2007.

Notes to Consolidated Financial Statements
Note 27 — Transaction Related, Integration Charges and Other Restructuring Costs
Following is a summary of amounts charged to earnings related to our transaction with Santander which closed on January 30, 2009, and our acquisition of Independence (in thousands):

	2009	2008	2007

Transaction related, integration charges and other restructuring costs	$299,119	$32,348	$89,130
During 2009, SHUSA recorded change in control and severance charges associated with executive officers, as well as severance charges associated with multiple reductions in force of $152.2 million and charges associated with the acceleration of vesting on employees restricted stock awards of $45.0 million. In connection with the branch consolidations, SHUSA recorded a charge of $32.2 million related to the estimated fair value of the remaining lease contract obligations. Sovereign Bank also recorded charges of $28.5 million on the write-off of fixed assets and information technology platforms. Finally, fees of $26.4 million were paid to third parties in connection with the transaction of Santander in 2009.
In 2008, SHUSA also incurred legal and investment advisory costs of $12.8 million associated with the Santander transaction. Results for 2007 included merger-related and integration charges related to the Independence acquisition of $2.2 million for system conversion costs and other expenses.
In 2008, two members of executive management were terminated which resulted in severance charges of a $7.5 million. In December 2008, SHUSA announced that an additional 1,000 positions were being eliminated which resulted in additional severance charges of $15.8 million. These charges are included in general and administrative expense on the consolidated income statement and recorded in the Other segment.
During the first quarter of 2007, SHUSA finalized a decision to close or consolidate approximately 40 underperforming branch locations. This action was executed in the second quarter of 2007. As a result, SHUSA incurred charges related to lease obligations of $16 million during the twelve-month period ended December 31, 2007, as well as an $11.5 million write-off of fixed assets at these locations. SHUSA also terminated additional employees in 2007, resulting in severance charges of $13.7 million for the twelve-month period ended December 31, 2007. SHUSA’s executive management team and Board of Directors elected to freeze the Company’s Employee Stock Ownership Plan (ESOP) in 2007. The debt owed by the ESOP was repaid with the proceeds from the sale of a portion of the unallocated shares held by the ESOP and all remaining shares were allocated to the eligible participants. SHUSA recorded a non-deductible non-cash charge of $40.1 million in connection with this action based on the value of its common stock on the date that the ESOP was repaid.
A rollforward of the transaction related and integration charges and other restructuring cost accruals is summarized below:

	Contract
	termination	Severance	Other	Total
Accrued at December 31, 2007	$9,173	$11,126	$2,000	$22,299
Payments	(2,165)	(6,127)	(2,000)	(10,292)
Charges recorded in earnings	—	23,353	—	23,353

Accrued at December 31, 2008	$7,008	$28,352	$—	$35,360
Payments	(11,397)	(133,650)	—	(145,047)
Charges recorded in earnings	32,194	152,198	—	184,392

Accrued at December 31, 2009	$27,805	$46,900	$—	$74,705

SHUSA recorded debt extinguishment charges in 2009 of $68.7 million on the termination of $1.4 billion of high cost FHLB advances and in 2007, recorded a charge of $14.7 million on the retirement of $2.3 billion asset backed floating rate notes and junior subordinated debentures due to Capital Trust Entities.
Note 28 — Related Party Transactions
See Note 13 for a description of the various debt agreements SHUSA has with Santander.
In March 2009, SHUSA, issued to Santander, parent company of SHUSA, 72,000 shares of SHUSA’s Series D Non-Cumulative Perpetual Convertible Preferred Stock, without par value (the “Series D Preferred Stock”), having a liquidation amount per share equal to $25,000, for a total price of $1.8 billion. The Series D Preferred Stock pays non-cumulative dividends at a rate of 10% per year. SHUSA may not redeem the Series D Preferred Stock during the first five years. The Series D Preferred Stock is generally non-voting. Each share of Series D Preferred Stock is convertible into 100 shares of common stock, without par value, of SHUSA. The Company contributed the proceeds from this offering to Sovereign Bank in order to increase the Bank’s regulatory capital ratios. On July 20, 2009, Santander converted all of its investment in the Series D preferred stock of $1.8 billion into 7.2 million shares of SHUSA common stock. This action further demonstrates the support of our Parent Company to SHUSA and reduces the cash obligations of the Company with respect to Series D 10% preferred stock dividend.
SHUSA has $2.0 billion of public securities that consists of various senior note obligations, trust preferred security obligations and preferred stock issuances. Santander owns approximately 29% of these securities as of December 31, 2009.
Santander has provided guarantees on the covenants, agreements and obligations of SCUSA under the governing documents where SCUSA is a party for the securitizations. This includes, but is not limited to, the obligations of SCUSA as servicer and transferor to repurchase certain receivables.
SCUSA has entered into interest rate swap agreements with Santander to hedge certain floating rate debt with a notional value of $4.2 billion.
In 2006 Santander extended a $425 million unsecured line of credit to Sovereign Bank for federal funds and Eurodollar borrowings and for the confirmation of standby letters of credit issued by Sovereign Bank. The line was increased to $2.5 billion in 2009. This line of credit can be cancelled by either Sovereign Bank or Santander at any time and can be replaced by Sovereign at any time. The principal balance as of December 31, 2009 was $1.6 billion all of which was for confirmation of standby letters of credit. Sovereign Bank paid $6.7 million in fees to Santander in 2009 in connection with this line of credit.

Notes to Consolidated Financial Statements
Note 28 — Related Party Transactions (continued)
In 2009 the Company, and its affiliates, entered into various service agreements with Santander and its affiliates. Each of the agreements was done in the ordinary course of business and on market terms. The agreements are as follows:
•	Nw Services Co., a Santander affiliate doing business as Aquanima, is under contract with Sovereign Bank to provide procurement services, with fees paid in 2009 in the amount of $2 million.

•	Geoban, S.A., a Santander affiliate, is under contract with Sovereign Bank to provide services in the form debit card disputes and claims support, and consumer and mortgage loan set-up and review. No fees were paid under this agreement in 2009.

•	Ingenieria De Software Bancario S.L., a Santander affiliate, is under contract with Sovereign Bank to provide information technology development, support and administration, with fees paid in 2009 in the amount of $5.7 million.

•	Produban Servicios Informaticos Generales S.L., a Santander affiliate, is under contract with Sovereign Bank to provide professional services, and administration and support of information technology production systems, telecommunications and internal/external applications, with fees paid in 2009 in the amount of $3.4 million.

•	Santander Back-Offices Globales Mayoristas S.A., a Santander affiliate, is under contract with Sovereign Bank to provide logistical support for Sovereign Bank’s derivative and hedging transactions and programs. There were no fees paid in 2009 with respect to this agreement.

•	Santander Global Facilities (“SGF”), a Santander affiliate, is under contract with Sovereign Bank to provide administration and management of employee benefits and payroll functions for Sovereign Bank and other affiliates, with fees paid in 2009 in the amount of $0.5 million.

•	SGF in under contract with Sovereign Bank and other Santander affiliates pursuant to which Sovereign Bank shall share in certain employee benefits and payroll processing services provided by third party vendors through sponsorship by SGF. There were no fees paid to SGF in 2009 with respect to this agreement.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of December 31, 2009. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2009.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors of SHUSA
Gonzalo de Las Heras — Age 70. Mr. de Las Heras was appointed to the Sovereign Board on October 6, 2006. Mr. de Las Heras joined Santander in 1990. He served as Executive Vice President supervising Santander business in the US until October 2009. He is currently Advisor to the Chairman of Grupo Santander. He is Chairman of Santander Bancorp, Puerto Rico; Banco Santander International, Miami; Santander Trust & Bank (Bahamas) Limited; and Banco Santander (Suisse). Prior to joining Santander Mr. de Las Heras held various positions at J.P. Morgan, lastly as Senior Vice President and Managing Director heading its Latin American division. He served as a Director of First Fidelity Bancorporation until its merger with First Union. From 1993 to 1997, Mr. de Las Heras served on the New York State Banking Board. He is a director and past chairman of the Foreign Policy Association, a Trustee and past chairman of the Institute of International Bankers. Mr. de Las Heras has a law degree from the University of Madrid and as a Del Amo Scholar pursued postgraduate studies in Business Administration and Economics at the University of Southern California.
John Hamill — Age 69. Mr. Hamill was appointed to the Sovereign Board on January 20, 2010 and currently serves as Chairperson of the CRA Committee. Mr. Hamill joined Sovereign in 2000 as Chairman and CEO of the New England division. Prior to that, he was President of Fleet National Bank Massachusetts, President of Shawmut Bank and President and CEO of Banc One Trust Company. Mr. Hamill has served as a director of Liberty Mutual Holding Company, Inc., a holding company for the family of Liberty Mutual Group insurance companies since 2001. He is Chairman of the Board of Advisors to the Carroll School of Management at Boston College, Chairman of the Board of Advisors at the College of Holy Cross, and Overseer of the Boston Symphony Orchestra.
Marian Heard — Age 69. Mrs. Heard was elected to the Sovereign Board in 2005. Mrs. Heard currently serves as Chairperson of the Compensation Committee and as a member of the Audit Committee of the Board. Mrs. Heard is currently the President and Chief Executive Officer of Oxen Hill Partners, which specializes in leadership development programs. Mrs. Heard has served as a director of CVS Caremark Corporation since 1999, a publicly held corporation listed on the NYSE and the largest retail pharmacy in the United States. She has served on the Audit, Nominating and Corporate Governance Committees of CVS Caremark Corporation since 2000. On June 2, 2006, Mrs. Heard was elected to the board of BioSphere Medical, Inc., which specializes in certain bioengineering applications, and serves on its Compensation Committee. She has served as a director of Liberty Mutual Holding Company, Inc., a holding company for the family of Liberty Mutual Group insurance companies since 1994. Mrs. Heard has served as a director of Blue Cross and Blue Shield of Massachusetts since 1992 and chairs its Compensation Committee. Mrs. Heard served as a director of Fleet Bank of Massachusetts from 1992 to 1998 and subsequently Fleet Financial Corporation from 1998 until it was acquired by Bank of America in 2004. Mrs. Heard was appointed President and Chief Executive Officer of the United Way of Massachusetts Bay and Chief Executive Officer of the United Way of New England in February 1992. Mrs. Heard retired from the United Way in July 2004.
Alberto Sánchez — Age 45. Mr. Sánchez was reappointed to the Sovereign Board on January 30, 2009. Mr. Sánchez previously served on the Board from March 16, 2007 to October 12, 2008. Mr. Sánchez is Head of Strategy for the Americas of Banco Santander, S.A. Since 1997, Mr. Sánchez has held the following positions within the Santander organization: Head of Equity Research; Head of Latin American Equities; and Head of Spanish Equities and Macroeconomics Research. Mr. Sánchez serves as a Director of Santander Consumer USA. He also serves as a Director of the Greenwich Village Orchestra.
Wolfgang Schoellkopf — Age 77. Mr. Schoellkopf was appointed to the Sovereign Board on January 30, 2009, and currently serves as Interim Chairperson of the Audit Committee and as a member of each of the Executive, Compensation and Risk Management Committees of the Board. From 2004 to 2008, Mr. Schoellkopf served as the Managing Partner of Lykos Capital Management, LLC, a private equity management company. From 2000 to 2002, he served as the General Manager of Bank Austria Group’s U.S. operations. On July 31, 1997, Mr. Schoellfkopf was elected as a director of SLM Corporation, commonly known as Sallie Mae, a leading provider of student loans. He served as a member of the Finance and Operations Committees of SLM Corporation from 1997 to 2007, and currently serves as the Chairman of the Compensation Committee. Since March 3, 2008, Mr. Schoellkopf has been a director of BPW Acquisition Corporation and has served on its Audit Committee. BPW Acquisition Corporation does not currently have significant operations. It intends to acquire one or more operating businesses in the financial services or business services industries through a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or other similar business combination.

Juan Andres Yanes — Age 48. Mr. Yanes was appointed to the Sovereign Board on September 29, 2009 and currently serves as a member of the Executive, CRA and Risk Management Committees of the Board. Mr. Yanes is the Chief Corporate Officer of Santander USA. He joined the Santander organization in 1991 and was involved in Investment Banking, Corporate Finance and Financial Markets until 1999. He was the Global Head of Market Risk from 1999 through 2003. In 2003 he was appointed Deputy CRO for the Grupo Santander Risk Division.
Executive Officers of SHUSA
Certain information, including principal occupation during the past five years, relating to the executive officers of SHUSA, as of the date of this filing is set forth below:
Gabriel S. Jaramillo — Age 60. Mr. Jaramillo became Chairman of the Board, President and Chief Executive Officer of the Company on January 30, 2009 and also currently serves as Chairman of each of the Executive and Risk Management Committees of the Board and as a member of the Compensation Committee of the Board. He has served as a Director of SHUSA since July 16, 2008. Mr. Jaramillo has 34 years of experience within the financial sector and served in various executive positions with Grupo Santander since 1996. Prior to his appointment to the Company, he most recently served as Advisor to the Chairman of Grupo Santander and was President of Banco Santander Brazil.
Edvaldo Morata — Age 46. Mr. Morata was appointed Chief of Staff to the CEO at Sovereign Bank in 2010. He is also a member of the SHUSA Management Executive Committee. Mr. Morata has more than 20 years experience in financial services. He joined the Santander Group in 1996. Most recently, he was Santander’s Chief Executive for Asia in Hong Kong. Previously, he held a number of executive management positions, including head of Asset Management and Private Banking in Brazil and head of Banespa’s International Department when it was acquired by Santander in 2001. Mr. Morata was also a member of the Executive Committee of Santander Brazil. Before joining Santander, Mr. Morata worked for a number of financial institutions including American Express, ING and Citibank.
Juan Guillermo Sabater — Age 41. Mr. Sabater was appointed Chief Financial Officer of the Company in May of 2009. He is also a member of SHUSA Management Executive Committee. Mr. Sabater has 18 years of experience in the banking industry, all of them with Santander. Prior to joining Sovereign Bank, Mr. Sabater worked as a Chief Financial Officer as well in Grupo Santander Chile since September 2006. From 2003 — 2006 Mr. Sabater was the Controller for Grupo Santander’s Consumer Finance Division in Madrid, Spain.
Nuno G. Matos — Age 42. Mr. Matos was appointed as Managing Director of Retail Business Development and SME Banking in 2009. Prior to joining SHUSA, Mr. Matos held a number of senior executive management positions for the Grupo in Europe and South America since joining Santander in 1994. Since 2002, Mr. Matos had worked for Grupo Santander Brazil, where he headed operations and control for the wholesale bank and most recently led the credit and debit card business for both Banco Real and Santander.
Juan Dávila — Age 40. Mr. Dávila was appointed Chief Risk Management Officer for Sovereign Bank in 2009. Prior to his appointment as Chief Risk Management Officer, Mr. Dávila held an executive position in the Bank’s Risk Management Group since he joined the Bank in 2007. From 2004 — 2007, Mr. Dávila served as Chief Risk Officer at Banco Santander, Puerto Rico, responsible for all credit and market risk exposure of the holding company and subsidiaries and was head of the Credit Committee and led a team of more than 125 employees comprising areas of credit, monitoring, market risk, credit policy and risk infrastructure. Mr. Dávila has also held various other senior executive management positions with Banesto, Grupo Santander, including the role of risk manager for the Andalucia Region and manager of the risk analysis center for small businesses.
Kirk W. Walters — Age 54. Mr. Walters is Senior Executive Vice President of SHUSA. Mr. Walters served as interim President and Chief Executive Officer from October 2008 until Sovereign Bank was acquired by Banco Santander on January 30, 2009. Mr. Walters joined Sovereign Bank in February 2008 as Executive Vice President and Chief Financial Officer from Chittenden Corporation. At Chittenden, Mr. Walters served as Executive Vice President and Chief Financial Officer for 12 years. Prior to joining Chittenden, he worked at Northeast Federal Corporation in Hartford, Connecticut, from 1989 to 1995 in a series of executive positions, including Senior Executive Vice President and Chief Financial Officer; and Chairman, President and Chief Executive Officer.
Roy J. Lever — Age 58. Mr. Lever was appointed Managing Director of Retail Banking in 2008. Prior to joining SHUSA, Mr. Lever served nearly 33 years in a variety of senior positions with Bank of America and Fleet Bank. Most recently, from 2003 — 2007, he was a Senior Vice President for Global Consumer and Small Business Banking at Bank of America and where he had responsibility for the Bank of America compliance, risk and operations at more than 6,000 branches.
Patrick J. Sullivan — Age 54. Mr. Sullivan was appointed Managing Director of Commercial Banking in 2008. Prior to being promoted to Managing Director of Commercial Banking, Mr. Sullivan was President and CEO of Massachusetts and New Hampshire. Mr. Sullivan has 30 years of experience in the banking industry and has held a variety of executive and management positions. He joined SHUSA in June of 2000 as Executive Vice President, Managing Director of Commercial Banking and Specialized Lending. Previously, he was President and Chief Executive Officer of Howard Bank.
Jose Castello Orta — Age 48. Mr. Castello was appointed Managing Director of Global Banking and Markets in November of 2009. He is also a member of the SHUSA Management Executive Committee. Mr. Castello has 20 years experience in the financial services industry. He has held a number of executive management positions with the Santander Group. Most recently, he was Head of U.S. Global Corporate Banking for Santander. In 2003 Mr. Castello was the head of Santander’s European and American Multinational Group, and from 2005 — 2009 he was the Head of Corporate and Investment Banking USA.
Eduardo J. Stock — Age 48. Mr. Stock was appointed Managing Director of the Manufacturing Group in March of 2009. He is also a member of the SHUSA Management Executive Committee. Mr. Stock joined Banco Santander in 1993 as head of Treasury and Research for Santander Negócios Portugal. During his tenure at Santander, he held a number of senior executive management positions in the Group’s Portuguese business. Most recently, he served as Chief Financial Officer and head of IT and Operations for Santander Totta, as well as President of Isban Portugal.

Francisco J. Simon — Age 39. Mr. Simon was appointed Managing Director of Human Resources in January of 2009. Prior to joining Sovereign Bank, Mr. Simon worked in the human resources areas of other Santander affiliates. From 2000 — 2003 he served as Coordinator of Human Resources for Santander International Private Banking Groups; from 2003 — 2008 he was Director of Human Resources for Banco Santander Swiss; and from 2008 — 2009 he was Director of Human Resources for Banco Santander, New York. Mr. Simon received his law degree from San Pablo University, where he specialized in Finance, Labor Law and Criminology.
Richard A. Toomey, Jr. — Age 65. Mr. Toomey was appointed General Counsel in 2006. He is also a member of the SHUSA Management Executive Committee. He served as Assistant General Counsel of Sovereign Bank from 2000 to 2006. Prior to joining Sovereign Bank, Mr. Toomey served as General Counsel of Sovereign Bank and Group Senior Counsel of Fleet Financial Group.
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires SHUSA’s officers and directors, and any persons owning ten percent or more of SHUSA’s common stock or any class of SHUSA’s preferred stock, to file in their personal capacities initial statements of beneficial ownership, statements of changes in beneficial ownership and annual statements of beneficial ownership with the SEC. Persons filing such beneficial ownership statements are required by SEC regulation to furnish SHUSA with copies of all such statements filed with the SEC. The rules of the SEC regarding the filing of such statements require that “late filings” of such statements be disclosed by SHUSA. Based solely on SHUSA’s review of any copies of such statements received by it, and on written representations from SHUSA’s existing directors and officers that no annual statements of beneficial ownership were required to be filed by such persons, SHUSA believes that all such statements were timely filed in 2009, except for Forms 3, one of which was inadvertently filed late by each of Alberto Sanchez, Juan Davila, Jose Luis Estella, Anthony Terracciano, Fran Simon, Nuno Matos, Keith Morgan, Guillermo Sabater, Richard Toomey, Eduardo Stock and Wolfgang Schoellkopf. Since Santander’s acquisition of SHUSA, none of the filers have owned any of SHUSA’s common stock or shares of any class of SHUSA’s preferred stock.
Code of Ethics
SHUSA adopted a Code of Ethics that applies to the Chief Executive Officer and Senior Financial Officers (including, the Chief Financial Officer, Chief Accounting Officer and Controller of SHUSA and Sovereign Bank). SHUSA undertakes to provide to any person without charge, upon request, a copy of such Code of Ethics by writing to Investor Relations Department, Santander Holdings USA, Inc., 75 State Street, Boston, Massachusetts 02109.
Procedures for Nominations to the SHUSA Board
As noted elsewhere in this Form 10-K, on January 30, 2009, SHUSA became a wholly-owned subsidiary of Santander as a result of the consummation of the transactions contemplated by the Transaction Agreement. Immediately following the effective time of the Santander transaction, because Santander is the sole shareholder of all of SHUSA’s outstanding voting securities, the SHUSA Board no longer has a procedure for security holders to recommend nominees to the SHUSA Board.
Matters Relating to the Audit Committee of the Board
The Audit Committee is currently composed of Marian L. Heard and Wolfgang Schoellkopf. During 2009, Anthony Terracciano was also a member of the Audit Committee. However, he resigned from the Audit Committee on February 1, 2010. It is expected that another director will be appointed as Mr. Terracciano’s successor on the Audit Committee. The Board of Directors designated Messrs. Terracciano (during his service on the Audit Committee) and Schoellkopf as the Audit Committee’s “audit committee financial experts,” as such term is defined by SEC rules and regulations.
Item 11. Executive Compensation.
Compensation Discussion and Analysis
Explanatory Note
On January 30, 2009, we became a wholly owned subsidiary of Santander as a result of the consummation of the transactions contemplated by the Transaction Agreement and, in connection with the Santander transaction, many of our compensation plans and programs were eliminated.
This Compensation Discussion and Analysis relates to the executive officers included in the Summary Compensation Table, which we refer to collectively as the “named executive officers.” As we describe in more detail below, we have divided the Compensation Discussion and Analysis into two subsections, “Compensation of the Executives” and “Compensation of the Transferred Executives” because we applied different principles to the compensation to each of the categories of the named executive officers.
In connection with the closing of the Santander transaction, effective January 30, 2009, our Board dissolved our compensation committee and, with respect to the named executive officers who we employed in 2008 (i.e., Messrs. Walters, Sullivan, Lever, and Rinaldi, who, we refer to collectively as the “Executives”), we made compensation decisions for 2009 using the same principles used by our compensation committee in 2008, as we describe below under the caption “Compensation of the Executives.” The board of Sovereign Bank (which we refer to as the “Bank Board”) reviewed and provided input on the incentive compensation programs of all our employees, including the Executives, but did not play a role in setting their compensation for 2009. During 2009, members of the Bank Board met two times regarding matters related to executive compensation.
In general, the compensation of the Executives for 2009 was governed by certain provisions of the Transaction Agreement, which required that, for a period of one year from the closing of the transaction, Santander provide all of our team members with substantially the same base wages and benefits (other than equity-based compensation) that were in effect immediately before the closing of the transaction.

Compensation decisions with respect to the named executive officers who we employed beginning in 2009 other than Mr. Perrault (i.e., Messrs. Jaramillo, Sabater, and Matos, who we refer to collectively as the “Transferred Executives”) were approved by Santander in accordance with the compensation philosophy used by Santander in determining the compensation of the executive officers of its other affiliates and subsidiaries. The Bank Board had no role in setting the Transferred Executives’ compensation for 2009, although our human resources department did present a summary of the Transferred Executives’ compensation to the Bank Board for its review. We describe Santander’s compensation philosophy and structure below under the caption “Compensation of the Transferred Executives.”
Mr. Perrault’s compensation in 2009 was governed by the terms of his negotiated employment agreement. On January 30, 2009, we terminated Mr. Perrault’s employment without cause. Pursuant to the terms of his employment agreement, upon his termination, Mr. Perrault received a one-time cash payment of approximately $4.86 million and continued health coverage for three years. For more information on Mr. Perrault’s employment agreement and termination of employment, see “Description of Employment and Related Agreements.”
In general, we seek to maximize deductibility for tax purposes of all elements of the compensation of the named executive officers. We review compensation plans in light of applicable tax provisions and revise compensation plans and arrangements from time to time to maximize deductibility. We may, however, approve compensation or compensation arrangements for the named executive officers that do not qualify for maximum deductibility when we deem it to be in our best interest.
As noted above, the Executives’ compensation was governed primarily by the Transaction Agreement. Santander made compensation decisions with respect to the Transferred Executives. Because of the different processes used in determining the compensation of the Executives and the Transferred Executives, respectively, we discuss the structure of each compensation system in turn.
Compensation of the Executives
This section of the Compensation Discussion and Analysis provides information with respect to the Executives regarding:
•	our general philosophy and objectives behind their compensation,

•	the role and involvement of the parties in the analysis and decisions regarding their compensation,

•	the general process of determining their compensation,

•	each component of their compensation, and

•	the rationale behind the components of their compensation.
General Philosophy and Objectives
The fundamental principles we follow in designing and implementing compensation programs for the Executives are to:
•	attract, motivate, and retain highly skilled executives with the business experience and acumen necessary for achievement our long-term business objectives;

•	link pay to performance;

•	align, to an appropriate extent, the interests of management with those of Santander and its shareholders; and

•	use our compensation practices to support our core values and strategic mission and vision.
The Parties Involved in Determining Executive Compensation
The Role of the Bank Board
As described above, in connection with the consummation of the Santander transaction, we dissolved our compensation committee on January 30, 2009. While the Transaction Agreement primarily governed the Executives’ compensation, the Bank Board reviewed and provided input with respect to the incentive compensation program.
The fundamental authority and responsibilities of the Bank Board in 2009 with respect to compensation matters was to:
•	administer our executive compensation programs in a manner that furthers our strategic goals and serve the interests of Santander’s shareholders;

•	review compensation-related performance objectives for the Executives that support our strategic goals and initiatives; and

•	approve the compensation arrangements with respect to our non-employee directors.

The Role of Management
Management also played an important role in the compensation process with respect to the Executives in 2009. Management’s responsibilities were generally performed by our human resources department and, in certain cases, by our Chief Executive Officer. The most significant aspects of management’s role in the compensation process were:
•	evaluating the performance of the Executives;

•	setting individual financial and nonfinancial performance targets and weightings for the Executives;

•	recommending salary levels and incentive awards for the Executives and other team members who report to them; and

•	participating in Bank Board meetings at the Bank Board’s request to provide background information regarding our strategic goals and initiatives.
The Role of Outside Independent Compensation Advisors
In the fall of 2005, the compensation committee retained Hewitt Associates to assist the compensation committee in identifying specific peer group companies and to provide research with respect to compensation programs and compensation levels among these peer companies. Hewitt Associates also served as the compensation committee’s compensation consultant through 2008. Hewitt Associates did not serve as the Bank Board’s compensation consultant in 2009. Our human resources department, however, used Hewitt Associate’s services in 2009 for custom market research for certain of our retail groups and for advice on 2009 market trends with respect to merit pay increases and short- and long-term compensation budgets for the financial services industry as a whole. We paid Hewitt Associates approximately $110,602 for services to our human resources department for compensation-related matters for 2009.
The Rationale Behind the Compensation of the Executives
Business Context
Because 2009 was a transition year for the Executives and in order to comply with certain provisions of the Transaction Agreement, substantially the same compensation system was kept in place for 2009 that was in place for 2008.
Benchmarking
Historically, our compensation committee looked at the compensation of our executive officers relative to the compensation paid to similarly-situated executives at companies that we considered to be our peers. For 2009, however, due to the provisions in the Transaction Agreement that required the compensation of our U.S. team members to remain substantially the same as in 2008, we did not engage in this analysis.
Components of the Executive Compensation of the Executives
For 2009, compensation paid to the Executives consisted primarily of base salary, discretionary bonuses, and short-term incentives, as described more fully below. Historically, our executive officers were provided with long-term incentive opportunities and, in 2010, will be eligible to participate in Santander’s equity compensation plan, as we also describe below, but did not participate in any long-term incentives in 2009. In addition, the Executives are eligible for participation in company-wide benefits plans, and we provide the Executives with certain benefits and perquisites not available to the general team member population.
Base Salary
Base salary is a key element of our executive compensation because it provides the Executives with a fixed base level of bi-weekly income. The following criteria were considered in setting the base salaries of the Executives:
•	the overall job scope and responsibilities;

•	the executive’s qualifications, including education and experience level;

•	the goals and objectives established for the executive;

•	individual performance versus objectives;

•	the executive’s past performance; and

•	competitive salary practices at peer companies.

Historically, under our merit pay program, we increase base salaries of all of our team members based on an annual performance review. As a result of the market conditions that existed in 2008 and 2009 and that we anticipate will continue to exist into 2010, however, we kept the base salaries of the Executives at the same level in 2009 and 2010 as they were in 2008. Hewitt advised our human resources department that this approach is consistent with executive pay practices in the financial services industry. Additionally, based on 2009 and 2010 market data relative to merit pay increases, we suspended our merit pay increase program for both 2009 and 2010.
Annual Discretionary Bonuses
In certain cases, we award annual discretionary bonuses to the Executives to motivate and reward outstanding performance. These awards permit us to apply discretion in determining awards rather than applying a formulaic approach that may inadvertently reward inappropriate risk-taking. For 2009, our Chief Executive Officer decided to award Messrs. Lever and Sullivan Leadership Awards for 2009, each in the amount of $100,000 to reward them for their leadership during the Santander integration process in 2009. None of the other Executives received discretionary bonus awards for 2009.
Retention Bonuses
In certain limited cases, we will provide retention bonuses to certain of our executive officers as an inducement for them to stay in active service with us. In accordance with the terms of his letter agreement, Mr. Sullivan was eligible for a retention bonus of $130,000, with 50% payable on July 31, 2009, and 50% payable on January 29, 2010, provided he was employed with us on those dates. This award was intended to ensure that Mr. Sullivan continued service with us during the transition period. Because Mr. Sullivan was employed on those dates, he received the full retention bonus. We describe Mr. Sullivan’s letter agreement below under the caption “Employment and Related Agreements.”
Short-Term Incentive Compensation
We provide annual short-term incentive opportunities for the Executives to reward achievement of both corporate and individual performance objectives, as well as to reinforce key cultural behaviors used to achieve short-term and long-term success. Our short-term incentive programs are intended to motivate participants to achieve these objectives by providing an opportunity to receive higher compensation if these objectives are met.
Our short-term incentive compensation programs generally establish both financial and non-financial measures for each executive officer, including threshold performance expectations for triggering incentive payout eligibility as well as target and maximum performance benchmarks for determining ongoing incentive awards and final incentive payouts.
In 2009, we implemented our new Executive Bonus Program. This program is aligned directly with Santander’s corporate bonus program for executives of similar levels across the Santander platform. The program provides for significant variance in the amount of potential awards, higher or lower, in order to reinforce our pay for performance philosophy. The program incorporates both Santander and SHUSA earnings before interest and taxes (“EBIT”) targets to ensure that the funding is not driven solely by the performance of SHUSA and links the pay of SHUSA’s executives to the pay of other executives of similar levels within the Santander platform. Santander’s financial control division set both SHUSA’s and Santander’s EBIT targets. These targets were the same as for our other corporate objectives. We reviewed the appropriateness of the financial measures used in the Executive Bonus Program with respect to the Executives and the degree of difficulty in achieving specific performance targets and determined that there was a sufficient balance.
The quantitative metric for determining the funding scheme for 2009 was:
•	70% of SHUSA’s actual EBIT for 2009 divided by its budgeted EBIT for 2009; and
•	30% of Santander’s actual EBIT for 2009 divided by its budgeted EBIT for 2009.
The possible payouts based on the varying levels of the EBIT budgets are:

Achievement of EBIT Budget	Percentage Payout of Target Bonus Amount
130%	150%
120%	140%
110%	130%
105%	120%
100%	110%
95%	100%
90%	90%
80%	80%
75%	65%
70%	50%
<70%	0%
If the actual quantitative metric falls between the above achievement points, the percentage payout will be interpolated.
SHUSA’s budgeted EBIT for 2009 was ($255 million) and its actual EBIT was ($280 million), excluding extraordinary one-time charges. Santander’s budgeted EBIT for 2009 was €12.283 billion and its actual EBIT was €11.988 billion, also excluding extraordinary one-time charges. Therefore, based on the above results, SHUSA’s achievement rate was 90.3% and Santander’s achievement rate was 97.6% and the percentage payout under the Executive Bonus Program for 2009 was 95.0%.

We multiply this percentage by each Executive’s target bonus amount to establish a proposed bonus amount for the executive. The proposed bonus amount is then subject to upward or downward adjustment based on the executive’s individual performance evaluation; but in no event will the aggregate total of the actual bonus amounts exceed the aggregate total of the proposed bonus amounts. The results of such individual performance evaluations are distributed normally as follows: 10% of executives will receive a score of “excellent,” 15% of executives will receive a score of “outstanding,” 50% of executives will receive a score of “expected,” 15% of executives will receive a score of “close to expected,” and 10% of executives will receive a score of “needs improvement.”
The bonus opportunities for the Executives for 2009 were the same as we established for 2008. As discussed above, we did this primarily to comply with certain provisions of the Transaction Agreement. We disclose the Executives’ threshold, target, and maximum bonus amounts in the “Grants of Plan-Based Awards—2009” table.
We conducted a detailed assessment of each Executive’s accomplishments versus pre-established goals for the year with respect to the individual performance evaluation results. These goals included specific goals directly related to the Executive’s job responsibilities. These goals are generally non-objective, formulaic, or quantifiable.
Pursuant to the terms of his employment agreement, Mr. Perrault was eligible to receive a bonus of $800,000 in 2009, contingent upon the achievement of annual performance objectives, which objectives had not been set at the time Mr. Perrault terminated employment. Mr. Rinaldi did not participate in any bonus program in 2009.
We made cash payments to the Executives under the Executive Bonus Program as short-term incentive awards for 2009 in the amounts that we set forth in the Summary Compensation Table under the caption “Non-Equity Incentive Plan Compensation.” These amounts include payments made with respect to each of the Executive’s individual performance and the performance of SHUSA and Santander, as outlined above.
Messrs. Perrault and Rinaldi did not receive a short-term incentive award for 2009, in light of the fact that their employment with us terminated on January 30, 2009, and February 27, 2009, respectively.
For 2010, the structure of our short-term incentive compensation program will be substantially the same as it was in 2009. The quantitative metrics will again be based 70% on SHUSA’s and 30% on Santander’s EBIT results, respectively. As of the date of the filing of this Annual Report on Form 10-K, we have not set the EBIT budget amounts for 2010, nor have we determined the bonus opportunities for the Executives for 2010.
Long-Term Incentive Compensation
Historically, we have believed in maintaining a strong correlation between management incentives and shareholders’ long-term interests by using equity-based compensation programs that were easily understood and incorporated long-term business growth targets. While our short-term incentive compensation structure rewarded performance over the previous 12 month period, prior to the Santander transaction, we maintained equity compensation plans under which executives could receive long-term incentive awards that took into account both past performance as well as projected contributions based on each executive officer’s potential and the level of influence in our organization. We awarded all options and restricted stock under one of our shareholder-approved equity compensation plans. We terminated each of these plans in connection with the consummation of the Santander transaction. Further, in accordance with the terms and conditions of the Transaction Agreement, all options outstanding immediately prior to the consummation of the transaction were cancelled, and all holders were entitled to receive a cash payment in respect of each option, whether or not vested, equal to the excess, if any, of the fair market value of the stock as of closing over the exercise price. Because all options were “underwater” as of the date of the Santander transaction, no team members received any cash payments in respect of the options. Finally, in accordance with the terms of the Transaction Agreement, all restricted stock outstanding immediately prior to the consummation of the Santander transaction were deemed vested and all such shares were cancelled in exchange for the right to receive an equal value of Santander American Depositary Shares.
We made no long-term incentive awards (whether in cash or in equity) to the Executives in 2009. Pursuant to the terms of his employment agreement, we awarded Mr. Perrault restricted stock and stock options, which awards we set forth in the “Grants of Plan-Based Awards Table—2009” table and describe under the caption “Description of Employment and Related Agreements.”
For 2010, Messrs. Walters and Lever will be eligible to participate in the fourth cycle of Santander’s Performance Shares Plan, which is an equity-based plan that provides long-term incentive opportunities for certain executive officers and managers of Santander. Under the Performance Shares Plan, participants receive shares of Santander common stock (American Depositary Shares in the case of the Executives) upon satisfaction of continued employment and corporate financial objectives. For more information about the Performance Shares Plan and each of the cycles and the Executives’ awards, see the description under the caption “Our Equity Compensation Plans” following the Summary Compensation Table.
Perquisites
Our philosophy is to provide perquisites that are intended to help executives be more productive and efficient. Our review of competitive market data provided by Hewitt Associates in the form of market surveys of financial institutions indicates that the perquisites provided to the Executives are reasonable and within market practice. Perquisites that we provide to the Executives are generally not a significant component of compensation.
Employment and Letter Agreements
Prior to the consummation of the Santander transaction, we used employment agreements for our named executive officers to establish key elements of their compensation that differed from our standard plans and programs. The agreements also facilitated the creation of covenants, such as those prohibiting post-employment competition or solicitation by the executives. We had previously entered into employment agreements with each of the Executives. Following the Santander transaction, the title, authorities, responsibilities, and duties of each of Messrs. Walters, Sullivan, and Lever were materially changed and, as a result, each could have resigned for “good reason” under the terms of their employment agreements and received severance benefits. As a result, and in order to retain the services of Messrs. Walters, Sullivan, and Lever during the period following the Santander transaction, their employment agreements were terminated in exchange for payments to them and we entered into new letter agreements with each of them outlining the terms of their employment following the Santander transaction.

The employment agreements with Messrs. Rinaldi and Perrault terminated upon their separation from service.
We discuss the terms of the letter agreements below under the caption “Description of Employment and Related Agreements.”
Compensation of the Transferred Executives
This section of the Compensation Discussion and Analysis provides information with respect to the Transferred Executives regarding:
•	Santander’s general philosophy and objectives behind their compensation in 2009,

•	the role and involvement of the parties in the analysis and decisions regarding their compensation,

•	the general process of determining their compensation,

•	the rationale behind the components of their compensation, and

•	each component of their compensation.
General Philosophy and Objectives
Similar to the approach that we follow with respect to the Executives, the fundamental principles that Santander follows with respect to the Transferred Executives are to:
•	attract, motivate, and retain highly skilled executives with the business experience and acumen necessary for achievement Santander’s long-term business objectives;

•	link pay to performance;

•	align, to an appropriate extent, the interests of management with those of Santander’s shareholders; and

•	use our compensation practices to support Santander’s core values and strategic mission and vision.
Santander aims to provide a total compensation package that is at the median of what comparable financial institutions in the country in which the executive officer is located pay their similarly situated executive officers. Within this framework, Santander considers each component of each Transferred Executive’s compensation package independently, that is, Santander does not evaluate what percentage each component equals with respect to the total compensation package.
In general, Santander took into account the following factors in setting each of the Transferred Executive’s compensation for 2009:
•	market data of comparable financial institutions;

•	internal pay equity; and

•	individual performance, and level of responsibility, and track record within the organization.
The Parties Involved in Determining Executive Compensation
The Role of the Evaluation and Bonus Committee
Santander’s Evaluation and Bonus Committee has the authority and responsibility to set the general executive compensation policy for all Santander senior executives. The Evaluation and Bonus Committee is also responsible for approving the compensation of Santander’s “Top Red” executives, which group includes Messrs. Sabater and Matos.
The Role of the Executive Committee
Santander’s board of directors has delegated certain of its powers and responsibilities to the Executive Committee. Among these powers and responsibilities is the authority to make general compensation rules. The Executive Committee approves the compensation decisions of the Appointments and Remuneration Committee with respect to certain of Santander’s senior management, including the Transferred Executives.

The Role of the Appointments and Remuneration Committee
Santander’s Appointments and Remuneration Committee has the authority and responsibility to, among other things, set the compensation of Santander’s “Top A” executives, which group includes Mr. Jaramillo, based on the recommendations of Santander’s human resources department and the other Transferred Executives, based on the recommendation of Mr. Jaramillo. The Appointments and Remuneration Committee also proposes the regulations of the Performance Shares Plan, which plan the Transferred Executives participated in with respect to 2009. We describe the Performance Shares Plan under the caption “Our Equity Compensation Plans” in the discussion following the Summary Compensation Table.
The Role of Management
Management also played a role in the compensation process with respect to the Transferred Executives in 2009. Management’s responsibilities were generally performed by Santander’s human resources department. The most significant aspects of management’s role in the compensation process were presenting and recommending for approval, salary and bonus recommendations for the Transferred Executives to the Evaluation and Bonus Committee and, with respect to Mr. Jaramillo, the Appointments and Remuneration Committee.
None of the Transferred Executives determined or approved any portion of their compensation for 2009.
The Role of Outside Independent Compensation Advisors
Santander’s human resources department retained compensation consultants in each of the Transferred Executive’s country of origin to identify specific peer group companies in such countries and to provide research with respect to compensation programs and compensation levels among these peer companies. In addition, Santander’s human resource department engaged ORC Worldwide to assist it in determining possible salary adjustments for expatriate employees, including the Transferred Executives, as we describe below. ORC Worldwide provided data on the compensation of expatriate employees of other global financial institutions.
Components of the Executive Compensation of the Transferred Executives
For 2009, compensation paid to the Transferred Executives consisted primarily of base salary and short- and long-term incentive opportunities, as we describe more fully below. In addition, the Transferred Executives are eligible for participation in company-wide benefits plans, and we provide the Transferred Executives with certain benefits and perquisites not available to the general team member population but that are in accordance with Santander’s International Mobility policy. In general, Santander’s objective in establishing its International Mobility Policy is to permit all expatriate employees, including the Transferred Executives, to maintain on an equal basis the same standard of living that they were accustomed to in the employee’s originating country.
Base Salary
Base salary represents the fixed portion of the Transferred Executives’ compensation and Santander intends it to provide compensation for expected day-to-day performance. The base salaries of the Transferred Executives for 2009 were set in accordance with each Transferred Executive’s employment or letter agreement and Santander’s International Mobility policy for expatriate executives of similar levels. In general, each of the Transferred Executive’s base salaries for 2009 was the same as it was for 2008, as adjusted, if necessary, to account for the different cost of living in the United States. While each of the Transferred Executive’s employment or letter agreements provides for the possibility of increases in base salary, we anticipate that the base salaries for the Transferred Executives will remain the same in 2010 because of the market conditions that we note above in our description of the salary component of the Executives’ compensation.
Short-Term Incentive Compensation
Santander awards annual cash bonuses to recognize and reward the Transferred Executives’ annual contribution to SHUSA’s and Santander’s performance. In 2009, Messrs Sabater and Matos participated in the Executive Bonus Program, which we describe above. In addition, Santander set Mr. Jaramillo’s bonus opportunities using the same criteria as the Executive Bonus Program, except that Mr. Jaramillo’s target bonus for 2009 was the short-term bonus he received in 2008. The Appointments and Remuneration Committee, for Mr. Jaramillo, and the Evaluation and Bonus Committee, for Messrs. Sabater and Matos, set the Transferred Executives’ bonus targets while they were employed at other Santander affiliates and before they became SHUSA team members. We set forth each of the Transferred Executive’s minimum, threshold, and maximum bonus amounts for 2009 in the “Grants of Plan-Based Awards—2009” table.
We made cash payments to the Transferred Executives in the amounts set forth in the Summary Compensation Table as short-term incentive awards for 2009. These amounts include payments made with respect to each of the Transferred Executives based on individual performance and the performance of SHUSA and Santander, as outlined above.
For 2010, we expect the Transferred Executives’ bonus targets to be the same as for 2009.
Long-Term Incentive Compensation
Prior to joining SHUSA, the Transferred Executives, along with certain other senior management and other managers of Santander, participated in Santander’s Performance Shares Plan. The Performance Shares Plan is the main instrument that Santander uses for providing medium- and long-term incentive compensation for selected executives across its global platform. Santander developed the Performance Shares Plan to align the interests of Santander’s executives with those of its shareholders. We describe the Performance Shares Plan under the caption “Our Equity Compensation Plans” in the discussion following the Summary Compensation Table.

In addition to the Performance Shares Plan, certain of Santander’s executive management team, including Mr. Jaramillo, participate in the Obligatory Investment Plan. Under the Obligatory Investment Plan, participants are required to dedicate 10% of their annual bonus compensation to the purchase of Santander common stock. If the participant holds such shares for three years, Santander will provide a 100% match on the shares that the executive purchased. Messrs. Sabater and Matos do not participate in the Obligatory Investment Plan. We describe the Obligatory Investment Plan in more detail under the caption “Our Equity Compensation Plans” in the discussion following the Summary Compensation Table.
Perquisites
Compensation packages for the Transferred Executives are modeled to be competitive globally and within the country of assignment, and attractive to each executive in relation to the significant commitment he or she must make in connection with a global posting. In addition to the benefits that all our team members are eligible to participate in, the Transferred Executives were eligible for certain other benefits and perquisites. The additional benefits and perquisites that were significant when compared to other compensation received by our other executive officers consist of housing expenses, children’s education costs, travel expenses, and tax equalization payments. These benefits and perquisites are, however, consistent with those paid to similarly-placed Santander executives who are subject to appointment to Santander locations globally as deemed appropriate by Santander senior management. Additionally, Santander reviewed compensation surveys of human resources advisory firms, which have shown that these types of benefits and perquisites are common elements of expatriate programs of global companies. We describe the additional perquisites and benefits below in the notes to the Summary Compensation Table.
Retirement Benefits
Certain of Santander’s executive officers, including Mr. Sabater, are eligible to participant in a defined benefit pension plan. Santander provides these benefits in order to foster the development of these executives’ long-term careers with Santander. We describe Mr. Sabater’s pension benefit below under the caption.
Employment and Letter Agreements
We have entered into an employment agreement with the Mr. Jaramillo and letter agreements with the other Transferred Executives to establish key elements of compensation that differ from our standard plans and programs. Mr. Jaramillo’s agreement also facilitated the creation of covenants, such as those prohibiting post-employment competition or solicitation by Mr. Jaramillo. We believe these agreements provide stability to the organization and further our overarching compensation objective of attracting and retaining the highest quality executives to manage and lead us. We discuss these agreements below under the caption “Description of Employment and Related Agreements.”
Matters Relating to the Compensation Committee of the Board
Compensation Committee Report
As a result of the Santander transaction, we did not have a compensation committee for 2009. For purposes of Item 407(e)(5) of Regulation S-K, the Bank Board furnishes the following information. The Bank Board has reviewed and discussed the Compensation Discussion and Analysis included in Part III — Item 11 of the Form 10-K with management. Based upon the Bank Board’s review and discussion with management, the Bank Board has recommended that the Compensation Discussion and Analysis be included in the Form 10-K for the fiscal year ended December 31, 2009.
Submitted by:
Gabriel Jaramillo, Chairman
John P. Hamill
Marian L. Heard
Gonzalo de Las Heras
Nuno Matos
Alberto Sánchez
Wolfgang Schoellkopf
Kirk Walters
Juan Andres Yanes
The foregoing “Compensation Committee Report” shall not be deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and notwithstanding anything to the contrary set forth in any of SHUSA’s previous filings under the Securities Act or the Exchange Act, that incorporate future filings, including this Form 10-K, in whole or in part, the foregoing “Compensation Committee Report” shall not be incorporated by reference into any such filings.
Compensation Committee Interlocks and Insider Participation
The following directors served as members of the Compensation Committee of the Board through January 30, 2009: Marian Heard, Chair, Gonzalo de Las Heras, Brian Hard, Andrew C. Hove, Jr., William J. Moran, Maria Fiorini Ramirez, and Ralph V. Whitworth. For the balance of the 2009 fiscal year, members of our Bank Board performed the functions of the Compensation Committee. Messrs. Sánchez and de Las Heras each had lending relationships with Sovereign Bank that were made and remained in compliance with Regulation O. Such loans (i) were made in the ordinary course of business, (ii) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Sovereign Bank, and (iii) did not involve more than the normal risk of collectibility or present other unfavorable features. As detailed in Item 13 of this Form 10-K, during the 2009 fiscal year, Bank Board members Messrs. de Las Heras, Jaramillo, Matos, Morgan, Sánchez, Walters, and Yanes also served as executive officers of Santander or an affiliated entity, and certain relationships existed between SHUSA and its affiliates, on one hand, and Santander and its affiliates, on the other hand. With these exceptions, no member of the Bank Board (i) was, during the 2009 fiscal year, or had previously been, an officer of employee of SHUSA or its subsidiaries nor (ii) had any direct or indirect material interest in a transaction of SHUSA or a business relationship with SHUSA, in each case that would require disclosure under the applicable rules of the SEC. No other interlocking relationship existed between any member of the Compensation Committee or an executive officer of SHUSA, on the one hand, and any member of the compensation committee (or committee performing equivalent functions, or the full board of directors) or an executive officer of any other entity, on the other hand, requiring disclosure pursuant to the applicable rules of the SEC.

Summary Compensation Table — 2009

						Non-Equity
						Incentive
					Option	Plan	All Other
		Salary	Bonus	Stock Awards	Awards	Compensation	Compensation	Total
Name and Principal Position	Year	($)(8)	($)(9)	($)(10)	($)(10)	($)(11)	($)(12)	($)
Gabriel Jaramillo (1)	2009	$1,869,987	$0	$247,832	$0	$4,560,000	$1,051,301	$7,729,120
Chairman, President, and Chief Executive Officer

Guillermo Sabater (2)	2009	$224,036	$62,627	$44,557	$0	$275,000	$263,128	$869,348
Chief Financial Officer

Roy J. Lever	2009	$363,462	$100,000	$402,220	$0	$300,000	$1,331,008	$2,496,690
Managing Director of	2008	$343,270	$602,974	$79,801	$0	$0	$23,920	$1,049,966
Retail Banking

Patrick J. Sullivan (3)	2009	$415,502	$165,000	$719,533	$0	$255,000	$1,316,387	$2,871,422
Chief Executive Officer of	2008	$398,186	$263,915	$286,924	$3,223	$0	$47,564	$999,811
Sovereign Bank—New England Division	2007	$323,465	$106,313	$160,529	$24,885	$0	$26,604	$641,796

Nuno Matos (4)	2009	$359,476	$187,880	$125,721	$0	$1,025,000	$325,887	$2,023,964
Managing Director — Retail Business Development and Marketing

Kirk W. Walters (5)	2009	$636,923	$0	$822,194	$699,206	$904,830	$8,232,938	$11,296,091
Senior Executive Vice	2008	$449,615	$1,100,000	$235,015	$62,794	$0	$143,121	$1,990,546
President; Former Interim President and Chief Executive Officer; Former Chief Financial Officer

Paul A. Perrault (6)	2009	$61,538	$0	$608,000	$1,490,000	$0	$7,122,462	$9,282,000
Former President and Chief Executive Officer

Salvatore J. Rinaldi (7)	2009	$80,769	$0	$751,117	$0	$0	$3,072,639	$3,904,525
Former Chief of Staff to	2008	$407,885	$311,590	$272,330	$3,223	$0	$30,062	$1,025,089
the Chief Executive Officer	2007	$329,039	$90,450	$152,043	$24,885	$0	$25,322	$621,739

Footnotes:

1	Mr. Jaramillo began serving as our Chairman, President, and Chief Executive Officer on February 1, 2009. Mr. Jaramillo also served as a director of SHUSA and Sovereign Bank for 2009.

2	Mr. Sabater began serving as our Chief Financial Officer on May 1, 2009.

3	Mr. Sullivan’s employment resigned effective March 19, 2010.

4	Mr. Matos’s employment commenced on April 9, 2009. Mr. Matos also has served as a director of SHUSA and Sovereign Bank since March 24, 2009. Mr. Matos receives no compensation for his service as a director.

5	Mr. Walters served as our Chief Financial Officer and our Interim President and Chief Executive Officer, through January 2, 2009. From January 3, 2009, through May 1, 2009, Mr. Walters served as our Senior Executive Vice President and Chief Administrative Officer and continued to serve as Chief Financial Officer. On May 1, 2009, Mr. Walters ceased serving as our Chief Financial Officer. Mr. Walters also has served as a director of SHUSA and Sovereign Bank since February 1, 2009. Mr. Walters receives no compensation for his service as a director.

6	Mr. Perrault served as our President and Chief Executive Officer from January 3, 2009, through January 30, 2009.

7	Mr. Rinaldi’s employment terminated on February 27, 2009.

8	Amounts in this column are based on actual base compensation paid through December 31, 2009. The total for Mr. Jaramillo includes $11,833 that he earned for service as a director of SHUSA and Sovereign Bank for 2009 under the Director Plan before he began serving as our Chairman, President, and Chief Executive Officer. Mr. Jaramillo also received $35,500 in January 2009 under the Director Plan for his service on the Board in the fourth quarter of 2008. Mr. Jaramillo has received no compensation for his service as a director since he began serving as our Chairman, President, and Chief Executive Officer. See the discussion following the table entitled “Director Compensation in Fiscal Year 2009” for more information about the Director Plan.

9	The amounts in this column for 2009 for Messrs. Lever and Sullivan reflect the discretionary $100,000 Leadership Awards they received for 2009 performance. The amount in this column for Mr. Sullivan also includes the $65,000 retention bonus that Mr. Sullivan received pursuant to the terms of his letter agreement because he was employed with us on July 31, 2009. The amounts in this column for 2009 for Messrs. Sabater and Matos reflect the amounts received as sign-on bonuses pursuant to the terms of their letter agreements. For more information about Messrs. Sullivan’s, Sabater’s, and Matos’s letter agreements, see the description under the caption “Description of Employment and Related Agreements.”

10	The amounts in these columns for Messrs. Jaramillo, Sabater, and Matos include amounts that Santander recognized for financial statement reporting purposes in 2009 for equity awards that Santander granted under the I-09, I-10, and I-11 Plans prior to their commencing service with SHUSA. The amounts for Messrs. Lever, Sullivan, Walters, Perrault, and Rinaldi in these columns reflect the dollar amount that SHUSA recognized for financial statement reporting purposes for the applicable fiscal year, in accordance with FASB ASC Topic 718 (formerly known as SFAS 123(R)), for equity awards granted under our equity compensation plans and our Bonus Deferral Program (which, for years prior to 2007, we paid in our common stock and which we now pay in cash) and thus may include amounts from awards granted in and before the applicable fiscal year. We include the assumptions used in the calculation of these amounts in the footnotes to our audited financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2009. Amounts in these do not include amounts that Santander recognized for financial statement reporting purposes in 2009 for stock awarded to Mr. Jaramillo under the Obligatory Investment Plan. SHUSA’s and Santander’s equity compensation programs under the caption “Our Equity Compensation Plans.”

11	The amount in this column for 2009 for Mr. Walters includes $454,830, which represents the cash payment received by Mr. Walters as a result of the vesting on January 30, 2009, of 180,955 restricted stock units awarded pursuant to the terms of his employment agreement. Mr. Walters did not receive any value for the 700,000 stock appreciation rights awarded to him pursuant to the terms of his employment agreement as such rights were “underwater” at the time of their cancellation. In our prior Annual Report on Form 10-K, we incorrectly categorized these restricted stock units and stock appreciate rights as equity incentive plan awards. Because these awards were to be settled in cash, they are treated as non-equity incentive awards.

12	Includes the following amounts that we paid to or on behalf of the named executive officers:

	Year	Jaramillo	Sabater	Lever	Sullivan	Matos	Walters	Perrault	Rinaldi

Car Allowance or Personal Use of Company Automobile(*)	2009	$132,079	$5,932	$9,000	$9,000	$12,142	$9,000	$0	$1,500
	2008	$—	$—	$9,200	$9,000	$—	$10,996	$—	$12,188
	2007	$—	$—	$—	$9,000	$—	$—	$—	$12,188

Club Membership	2009	$2,888	$0	$500	$8,766	$738	$630	$0	$0
	2008	$—	$—	$0	$22,321	$—	$400	$—	$4,180
	2007	$—	$—	$—	$5,736	$—	$—	$—	$3,916

Company Contribution to SHUSA Retirement Plan (**)	2009	$0	$0	$9,800	$9,800	$0	$9,800	$0	$9,800
	2008	$—	$—	$9,200	$9,200	$—	$8,797	$—	$8,466
	2007	$—	$—	$—	$9,000	$—	$—	$—	$8,337

Dividends Paid on Vesting of Restricted Stock	2009	$0	$0	$0	$14,909	$0	$0	$0	$15,050
	2008	$—	$—	$0	$1,523	$—	$0	$—	$1,088
	2007	$—	$—	$—	$881	$—	$—	$—	$881

Relocation Expenses and Temporary Housing	2009	$10,591	$71,452	$0	$0	$37,438	$72,724	$20,803	$0
	2008	$—	$—	$0	$0	$—	$122,928	$—	$0
	2007	$—	$—	$—	$0	$—	$—	$—	$0

Housing Allowance, Utility Payments, and Per Diem	2009	$411,400	$50,672	$0	$0	$58,777	$0	$0	$0
	2008	$—	$—	$0	$0	$—	$0	$—	$0
	2007	$—	$—	$—	$0	$—	$—	$—	$0

Severance Payments Pursuant to Employment Agreement	2009	$0	$0	$0	$0	$0	$0	$4,859,178	$2,205,000
	2008	$—	$—	$0	$0	$—	$0	$—	$0
	2007	$—	$—	$—	$0	$—	$—	$—	$0

Legal and Financial Consulting Expenses	2009	$64,811	$0	$0	$0	$1,295	$0	$0	$0
	2008	$—	$—	$0	$0	$—	$0	$—	$0
	2007	$—	$—	$—	$0	$—	$—	$—	$0

Life Insurance Allowance and Medical and Dental Reimbursements	2009	$63,897	$0	$0	$0	$0	$0	$0	$0
	2008	$—	$—	$0	$0	$—	$0	$—	$0
	2007	$—	$—	$—	$0	$—	$—	$—	$0

	Year	Jaramillo	Sabater	Lever	Sullivan	Matos	Walters	Perrault	Rinaldi

Payments to Terminate Existing Employment Agreements	2009	$0	$0	$1,305,948	$1,268,152	$0	$5,455,616	$0	$0
	2008	$—	$—	$0	$0	$—	$0	$—	$0
	2007	$—	$—	$—	$0	$—	$—	$—	$0

Tax Reimbursements (***)	2009	$362,387	$91,680	$0	$0	$147,363	$2,682,080	$2,242,481	$839,369
	2008	$—	$—	$0	$0	$—	$0	$—	$0
	2007	$—	$—	$—	$0	$—	$—	$—	$0

School Tuition and Language Classes	2009	$0	$40,400	$0	$0	$64,511	$0	$0	$0
	2008	$—	$—	$0	$0	$—	$0	$—	$0
	2007	$—	$—	$—	$0	$—	$—	$—	$0

Paid Parking (****)	2009	$3,248	$2,992	$5,760	$5,760	$3,623	$3,088	$0	$1,920
	2008	$—	$—	$5,520	$5,520	$—	$0	$—	$4,140
	2007	$—	$—	$—	$1,987	$—	$—	$—	$0

Total	2009	$1,051,301	$263,128	$1,331,008	$1,316,387	$325,887	$8,232,938	$7,122,462	$3,072,639
	2008	$—	$—	$23,920	$47,564	$—	$143,121	$—	$30,062
	2007	$—	$—	$—	$26,604	$—	$—	$—	$25,322

(*)	The value that we attribute to the personal use of SHUSA-provided automobiles (as calculated in accordance with Internal Revenue Service guidelines) is generally included as compensation on the Forms W-2 of the named executive officers who receive such benefits. Each such named executive officer is responsible for paying income tax on such amount (subject to the right of Messrs. Jaramillo, Sabater, and Matos to receive a tax gross-up payment with respect to the provision of such benefits). We determined the aggregate incremental cost of any personal use of company automobiles in accordance with the requirements of the U.S. Treasury Regulation § 1.61-21. Under the terms of his employment agreement, Mr. Jaramillo is entitled to the use of a SHUSA-provided driver but we did not provide a driver for him in 2009.

(**)	Includes our matching contribution to each named executive officer’s 401(k) account under our retirement plan for 2009, 2008, and 2007. Includes the value as of December 31, 2007, of the shares of our common stock allocated as our contribution to each named executive officer’s ESOP account under our retirement plan. We did not make an ESOP contribution for 2008 or 2009.

(***)	Includes amounts paid to gross up for tax purposes certain perquisites and severance payments in accordance with an applicable employment agreement. We describe these payments in more detail in the narrative following the section entitled “Employment and Related Agreements.”

(****)	Includes benefits provided in 2008 and 2007 not previously disclosed.
Grants of Plan-Based Awards — 2009

								All Other
					Estimated Possible		All Other	Option	Exercise
					Future		Stock	Awards:	or	Grant
		Estimated Possible Future			Payouts Under		Awards:	Number	Base	Date Fair
		Payouts Under Non-Equity			Equity		Number of	of	Price	Value of
		Incentive Plan			Incentive Plan		Shares	Securities	of	Stock and
		Awards (1)			Awards (2)		of Stock or	Underlying	Option	Option
	Grant	Threshold	Target	Maximum	Minimum	Target	Units	Options	Awards	Awards
Name	Date	($)	($)	($)	(#)	(#)`	(#) (3)	(#) (4)	($/Sh)	($)

Gabriel Jaramillo		$2,400,000	$4,800,000	$7,200,000

Guillermo Sabater	2/3/2009	$150,000	$300,000	$450,000	2,850	19,000				$54,824

Roy J. Lever		$150,000	$300,000	$450,000

Patrick J. Sullivan		$136,039	$272,077	$408,116

								All Other
					Estimated Possible		All Other	Option	Exercise
					Future		Stock	Awards:	or	Grant
		Estimated Possible Future			Payouts Under		Awards:	Number	Base	Date Fair
		Payouts Under Non-Equity			Equity		Number of	of	Price	Value of
		Incentive Plan			Incentive Plan		Shares	Securities	of	Stock and
		Awards (1)			Awards (2)		of Stock or	Underlying	Option	Option
	Grant	Threshold	Target	Maximum	Minimum	Target	Units	Options	Awards	Awards
Name	Date	($)	($)	($)	(#)	(#)`	(#) (3)	(#) (4)	($/Sh)	($)

Nuno Matos	2/3/2009	$475,000	$950,000	$1,425,000	1,050	7,000				$148,808

Kirk W. Walters		$325,000	$650,000	$975,000

Paul A. Perrault	1/3/2009		$800,000			850,000			$3.04	$1,266,500
	1/3/2009							150,000	$3.04	$223,500
	1/3/2009						200,000			$608,000

Salvatore J. Rinaldi

Footnotes:

(1)	These columns reflect the estimated possible payouts for named executive officers under the applicable bonus program for fiscal year 2009 based on the performance targets that we set in July 2009. Mr. Rinaldi did not participate in a bonus program in 2009 and we set Mr. Perrault’s possible bonus payouts pursuant to the terms of his negotiated employment agreement, which we describe under the heading “Description of Employment and Related Agreements.” We report the actual awards paid out under our bonus programs in the Summary Compensation Table and describe our bonus programs in the Compensation Discussion & Analysis.

(2)	For Messrs. Sabater and Matos, these columns reflect the minimum and target numbers of shares that they may receive under the I-11 Plan. We describe the I-11 Plan under the caption “Our Equity Compensation Plans.” For Mr. Perrault, these columns reflects the number of options to purchase shares of our common stock that we granted to Mr. Perrault under the 2004 Plan pursuant to the terms of his employment agreement. Mr. Perrault’s options were subject to a vesting schedule, which schedule was accelerated upon the termination of his employment as we describe below under the caption “Description of Employment and Related Agreements.”

(3)	For Mr. Perrault, this column reflects the number of shares of restricted stock that we granted to Mr. Perrault under the 2001 Plan pursuant to the terms of his employment agreement. Mr. Perrault’s restricted stock awards were subject to a vesting schedule, which schedule was accelerated upon the termination of his employment as we describe below under the caption “Description of Employment and Related Agreements.” This column does not reflect Santander’s matching contribution in shares of Santander common stock that Mr. Jaramillo will be entitled to receive under the Obligatory Investment Plan if he remains employed at Santander through December 31, 2011. We describe the Obligatory Investment Plan under the caption “Our Equity Compensation Plans.”

(4)	This column reflects the number of options to purchase shares of our common stock that we granted to Mr. Perrault under the 2001 Plan pursuant to the terms of his employment agreement. Mr. Perrault’s options were subject to a vesting schedule, which schedule was accelerated upon the termination of his employment as we describe below under the caption “Description of Employment and Related Agreements.”

Outstanding Equity Awards at Fiscal 2009 Year End

	Stock Awards
					Equity
					Incentive
					Plan Awards:
					Market
			Equity Incentive		or Payout
			Plan Awards:		Value of
		Market Value of	Number		Unearned
	Number of	Shares or Units	of Unearned		Shares,
	Shares or	of	Shares,		Units or Other
	Units of Stock	Stock that have	Units or Other		Rights that
	that have not	not	Rights that have		have
Name	Vested(#)	Vested($)	not Vested(#)		not Vested($)
Gabriel Jaramillo			81,377	(1)	$1,345,567

Guillermo Sabater			6,000	(1)	$99,210
			7,000	(2)	$115,745

Roy J. Lever					$0

Patrick J. Sullivan					$0

Nuno Matos			18,000	(1)	$297,630
			19,000	(2)	$314,165

Kirk W. Walters					$0

Paul A. Perrault					$0

Salvatore J. Rinaldi					$0

Footnotes:

(1)	Santander awarded these restricted stock units on March 24, 2008, as part of the I-10 Plan. These units vest in accordance with the terms of the I-10 Plan. This column does not reflect shares that Mr. Jaramillo is entitled to receive pursuant to the terms of the Obligatory Investment Plan as Santander’s matching contribution if he remains employed with Santander through December 31, 2010. We describe the I-10 Plan and the Obligatory Investment Plan under the caption “Our Equity Compensation Plans.”

(2)	Santander awarded these restricted stock units on February 3, 2009, as part of the I-11 Plan. These units vest in accordance with the terms of the I-11 Plan, which we describe under the caption “Our Equity Compensation Plans.”
Option Exercises and Stock Vested — 2009

	Option Awards		Stock Awards
	Number of		Number of Shares		Value
	Shares Acquired	Value Realized	Acquired on		Realized on
Name	on Exercise(#)	on Exercise($)	Vesting(#)		Vesting($)

Gabriel Jaramillo	0	$0	49,255	(1)	$581,214
Guillermo Sabater	0	$0	3,632	(1)	$42,858
Roy J. Lever	0	$0	43,860	(2)	$108,334
Patrick J. Sullivan	0	$0	72,971	(2)	$180,238
Nuno Matos	0	$0	9,987	(1)	$117,847
Kirk W. Walters	0	$0	100,000	(2)	$247,000
Paul A. Perrault	0	$0	200,000	(2)	$494,000
Salvatore J. Rinaldi	0	$0	83,133	(2)	$205,339

Footnotes:

(1)	Reflects shares of Santander common stock.

(2)	Reflects shares of SHUSA (formerly Sovereign Bancorp, Inc.) common stock.

Our Equity Compensation Plans

Explanatory Note
On January 30, 2009, we became a wholly owned subsidiary of Santander as a result of the consummation of the transactions contemplated by the Transaction Agreement, and, in connection with the Santander transaction, many of our compensation plans and programs were terminated. In particular, we terminated our existing equity compensation plans in connection with the consummation of the Santander transaction. Moreover, in accordance with the terms and conditions of the Transaction Agreement, all options outstanding immediately prior to the consummation of the transaction were cancelled, and the holders thereof were entitled to receive a cash payment in respect of each option, whether or not vested, equal to the excess, if any, of the fair market value of the stock as of closing over the grant price. Because all options were underwater as of closing, no team members received any cash payments in respect of the options. Further, in accordance with the terms of the Transaction Agreement, all restricted stock outstanding immediately prior to the consummation of the Santander transaction were deemed vested and all such shares were effectively cancelled in exchange for the right to receive Santander American Depositary Shares. As a result, the discussion below of the compensation disclosure includes information with respect to certain equity incentive compensation plans that are no longer in effect as of the date hereof.
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
Under the 2004 Plan, option grants and restricted stock awards must not have fully vested in less than three years from the date of award. In addition, awards to our senior executive officers must have included a vesting schedule that included the satisfaction of previously established performance goals.
The 2004 Plan provided for acceleration of vesting in certain circumstances, including our change in control. In addition, the 2004 Plan provided that, upon a participant’s termination of employment, the compensation committee could, in circumstances in which it deemed it appropriate, exercise its discretion to accelerate vesting of outstanding stock option grants and restricted stock awards and extend the exercise period for vested options.
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
Under the 2001 Plan, option grants and restricted stock awards must not have fully vested in less than one year and three years from the date of award, respectively.
The 2001 Plan provided for acceleration of vesting in certain circumstances, including our change in control. In addition, the 2001 Plan provided that, upon a participant’s termination of employment, the compensation committee could, in circumstances in which it deemed it appropriate, exercise its discretion to accelerated vesting of outstanding stock option grants and restricted stock awards and extend the exercise period for vested options.
The 1996 Plan
In 1996, our shareholders approved the Sovereign Bancorp, Inc. 1996 Stock Option Plan, which we refer to as the “1996 Plan.” The 1996 Plan expired by its terms on February 28, 2006. The 1996 Plan permitted us to grant officers and team members a right to purchase shares of stock at the fair market value per share as of the date of grant. The 1996 Plan permitted the grant of both incentive and nonqualified stock options to our team members. Non-employee directors were not eligible to receive options under the 1996 Plan. Awards under the 1996 Plan generally provided for a minimum vesting period of one year following the date of grant but did provide for acceleration of vesting and extension of the exercise period of options in certain circumstances, including our change in control.
The 1993 Plan
In 1993, our shareholders approved the Sovereign Bancorp, Inc. 1993 Stock Option Plan, which we refer to as the “1993 Plan.” The 1993 Plan expired by its terms in 2003. The 1993 Plan permitted us to grant team members a right to purchase shares of stock at the fair market value per share as of the date of grant. The 1993 Plan permitted the grant of both incentive and nonqualified stock options to team members. In addition, our non-employee directors were eligible to receive a one-time grant of nonqualified stock options when the 1993 Plan was effective. The 1993 Plan provided for a minimum vesting period of five years following the date of grant but did provide for acceleration of vesting in certain circumstances, including our change in control.
The Performance Shares Plan
As we describe above in the Compensation Discussion & Analysis, certain of our named executive officers are eligible to participate in the Performance Shares Plan. The Performance Shares Plan generally consists of a multi-year bonus plan under which a maximum number of shares of Santander common stock (American Depositary Shares, in the case of native U.S. participants) may be awarded to a participant. The shares are subject to certain pre-established service and performance requirements.

Santander makes awards under the Performance Shares Plan in cycles, with one cycle ending each year. To-date, Santander has made awards under four cycles (each of which we refer to as the “I-09 Plan,” the “I-10 Plan,” the “I-11 Plan,” and the “I-12 Plan”). Santander shareholders approved each of these plans at annual meetings of shareholders. Each plan is similarly structured and has the following features:
•	Each cycle is for a three-year period, except for the I-09 Plan, which is for two years, with payout of shares no later than July 31 of the year following the end of the cycle, as follows:

Plan	Cycle	Date of Payout

I-09 Plan	2007 through 2008	No later than July 31, 2009

I-10 Plan	2007 through 2009	No later than July 31, 2010

I-11 Plan	2008 through 2010	No later than July 31, 2011

I-12 Plan	2009 through 2011	No later than July 31, 2012
•	The maximum number of shares that each participant is eligible to receive under the I-09 Plan and the I-10 was determined by dividing a percentage of the participant’s base salary by the daily average weighted volume of the average weighted listing prices of Santander’s shares on May 7, 2007 (€13.46), and the maximum number of shares under the I-11 Plan and the I-12 Plan per participant was not based on a mathematical calculation, rather it was entirely discretionary based on the each participant’s level within the Santander organization.
•	Each plan provides that a percentage of the maximum number of shares will vest in accordance with:
•	in the case of the I-09, I-10, and I-11 Plans, pre-established Santander total shareholder return (which we refer to as “TSR”) and growth in earnings per share goals compared to a peer group, with each goal weighted 50%; and
•	in the case of the I-12 Plan, pre-established Santander TSR goals compared to a peer group.
•	Each plan defines TSR as the difference (expressed as a percentage) between the value of a hypothetical investment in ordinary shares of each of the members of the peer group and Santander at the end of the cycle and the value of the same investment at the beginning of the cycle. Dividends or similar amounts received by shareholders will be considered as if such amounts were invested in more shares. The trading price on the exchange with the highest trading volume will be used to calculate the initial and final share prices.
•	Each plan (except the I-12 Plan, for which it is inapplicable) defines growth in earnings per share as the percentage ratio between the earnings per common share as the applicable entity discloses in its consolidated annual financial statements at the beginning and end of each cycle.
•	The peer group is chosen from among the world’s largest financial institutions, on the basis of their market capitalization, geographic location, and the nature of their businesses. A member of the peer group may be removed from the calculations in the event it is acquired by another company, is delisted, or otherwise is otherwise ceases to be in existence. In such a case, Santander will adjust the maximum number of shares that a participant earns to equitably reflect such removal.
•	In order for a participant to receive the shares under each plan, the plan requires the participant to remain continuously employed at Santander or a subsidiary through the June 30 of the year following the end of the cycle, except in the cases of retirement, involuntary termination, unilateral waiver by the participant for good cause, unfair dismissal, forced leave of absence, permanent disability, or death in which case, the participant (or his or her beneficiary, in the case of death), will receive a pro-rated portion of the participant’s award.
The maximum number of shares payable under each of the plans as of the end of 2009 to the named executive officers is as follows:

Named Executive Officer	I-09 Plan	I-10 Plan	I-11 Plan

Gabriel Jaramillo	54,251	81,377	0

Guillermo Sabater	4,000	6,000	7,000

Nuno Matos	11,000	18,000	19,000

On February 16, 2010, we awarded our named executive officers restricted stock units under the I-12 Plan. The maximum number of shares payable to the named executive officers under these awards is as follows:

Named Executive Officer	Shares

Gabriel Jaramillo	60,000

Guillermo Sabater	15,000

Roy J. Lever	18,000

Nuno Matos	27,500

Kirk W. Walters	18,000
The I-09 Plan and I-10 Plan
The TSR and growth in earnings per share goals and the associated possible percentages that participants may earn under the I-09 Plan and the I-10 Plan are as follows:

		Santander’s position	Percentage of shares
Santander’s position	Percentage of shares	in the EPS growth	to be delivered
in the TSR ranking	earned over maximum	ranking	over maximum
1st to 6th	50%	1st to 6th	50%
7th	43%	7th	43%
8th	36%	8th	36%
9th	29%	9th	29%
10th	22%	10th	22%
11th	15%	11th	15%
12th or below	0%	12th or below	0%
The peer group for the I-09 Plan and the I-10 Plan is made up of the following 21 financial institutions:

ABN AMRO Holding	JP Morgan Chase & Co.
Banco Bilbao Vizcaya Argentaria, S.A.	Lloyds TSB Group C
Banco Itau	Mitsubishi UFJ Financial Group, Inc.
Bank of America	Nordea Bank AB
Barclays	Royal Bank of Canada
BNP Paribas	Royal Bank of Scotland Group
Citigroup	Société Générale S.A.
Credit Agricole	UBS AG
HBOS plc	UniCredito Italiano
HSBC Holdings plc	Wells Fargo & Co.
Intesa Sanpaolo S.p.A.
The I-11 Plan
The TSR growth in earnings per share goals and the associated possible percentages that participants may earn under the I-11 Plan are as follows:

	Percentage	Santander’s position	Percentage of shares
Santander’s position	of shares earned	in the EPS growth	to be delivered
in the TSR ranking	over maximum	ranking	over maximum
1st to 6th	50%	1st to 6th	50%
7th	43%	7th	43%
8th	36%	8th	36%
9th	29%	9th	29%
10th	22%	10th	22%
11th	15%	11th	15%
12th or below	0%	12th or below	0%

The peer group for the I-11 Plan is made up of the following 21 financial institutions:

Banco Itaú	JP Morgan Chase & Co.
Banco Bilbao Vizcaya Argentaria, S.A.	Lloyds TSB Group
Bank of America	Mitsubishi UFJ Financial Group, Inc.
Barclays	Nordea Bank AB
BNP Paribas	Royal Bank of Canada
Citigroup	Royal Bank of Scotland Group
Credit Agricole	Société Générale S.A.
Deutsche Bank	UBS AG
HBOS plc	UniCredito Italiano
HSBC Holdings plc	Wells Fargo & Co.
Intesa Sanpaolo S.p.A.
The I-12 Plan
The TSR goals are as follows and the associated possible percentages that participants may earn under the I-12 Plan are as follows:

Percentage of
shares earned over
Santander’s position in the TSR ranking	maximum
1st to 5th	100.0%
6th	82.5%
7th	65.0%
8th	47.5%
9th	30.0%
10th or below	0%
The peer group for the I-12 Plan is made up of the following 16 financial institutions:

Banco Bilbao Vizcaya Argentaria, S.A.	Mitsubishi UFJ Financial Group, Inc.
BNP Paribas	Nordea Bank AB
Credit Suisse Group A.G.	Royal Bank of Canada
HSBC Holdings plc	Société Générale S.A.
ING Groep N.V.	Standard Chartered PLC
Intesa Sanpaolo S.p.A.	UBS AG
Itaú Unibanco Banco Múltiplo, S.A.	UniCredit S.p.A.
JP Morgan Chase & Co.	Wells Fargo & Co.
The Obligatory Investment Plan
As we note above in the Compensation Discussion & Analysis, Mr. Jaramillo is required to participate in the Obligatory Investment Plan.
The Obligatory Investment Plan generally requires participants to dedicate 10% (subject to shareholder limitations) of their gross annual bonus to acquire shares of Santander common stock. Participants in Obligatory Investment Plan are required to purchase the required number shares of Santander common stock on the open market and deposit those shares into a designated account. If the participant holds the shares and remains employed with Santander for three years, Santander will provide at the end of the three-year period a 100% matching contribution of the number of shares that the participant purchased. The matching contribution is paid in additional shares of Santander common stock. If the participant terminates employment for any reason before the end of the applicable three-year period, the participant will forfeit Santander’s matching contribution.
Starting with respect to bonuses earned in 2009, a participant’s receipt of Santander’s matching contribution under the Obligatory Investment Plan is subject to their being no:
•	deficient financial performance by Santander during the three-year period,

•	poor conduct by the participant,

•	breach or falsification in violation of the internal risk rules, and

•	material restatement of the entity’s financial statements.
Description of Employment and Related Agreements
We have entered into employment agreements and letter agreements with certain of our executive officers that were in effect at the end of fiscal year 2009. We describe each of the agreements below.
Gabriel Jaramillo
We entered into an employment agreement with Mr. Jaramillo, dated as of February 1, 2009.
Mr. Jaramillo’s agreement has an initial term of three years and, unless terminated as set forth therein, is automatically extended annually to provide a new term of three years, unless a party gives the other party written notice at least six months prior to such anniversary date that such party does not agree to renew the agreement.
The agreement provides for a base salary of $2,013,000, which we may increase in accordance with existing policies. In addition, Mr. Jaramillo is eligible to receive a discretionary annual cash bonus, contingent upon the achievement of annual performance objectives that established in accordance with Santander policies.
The agreement also provides, among other things, that Mr. Jaramillo has a right to:
•	an annual allowance of $60,290, on a grossed-up basis for federal, state, and local income and employment tax purposes, for his life insurance premiums;
•	reimbursement of membership fees, on a grossed-up basis, for two country clubs (with such memberships in our name and transferable to other executives); and
•	participate in all long-term incentive compensation programs and all other employee benefit plans and programs generally available to senior executives.
In connection with Mr. Jaramillo’s relocation from Brazil to the United States, the agreement provides for, on a grossed-up basis:
•	a monthly housing allowance of $30,500;

•	use of two cars, provided and maintained by us, and one full-time driver, who will be our employee;

•	an annual allowance of $30,000 for tax planning and preparation services; and
•	reimbursement of Mr. Jaramillo’s legal expenses in connection with the negotiation and execution of the agreement, up to $40,000.
The benefits actually received by Mr. Jaramillo in 2009 under the terms of his employment agreement are reflected in the “Summary Compensation Table.”
In the event that Mr. Jaramillo resigns for “good reason” or we terminate his employment without “cause,” (other than for death or disability), provided Mr. Jaramillo executes a release of claims against us and does not compete with us or solicit our team members during the 12-month period following termination, make disparaging statements about us, or disclose any confidential information, he will become entitled to the following severance benefits under his agreement:
•	an amount equal to the sum of his current base salary and the annual bonus last paid (which shall be deemed to be $4,800,000 if, as of the date of termination, the annual bonus for 2009 has not been paid) (which we refer to as the “Last Annual Bonus”), payable in 12 substantially equal monthly installments;
•	a lump sum payment equal to the Last Annual Bonus, pro-rated through the date of termination;
•	continuation of health benefits for Mr. Jaramillo and his dependents, on the same basis as provided to actively employed senior executives, until the earlier of the end of the 12-month period following termination or the date Mr. Jaramillo becomes eligible for such benefits from another employer; and
•	reimbursement, on a grossed-up basis, of all reasonable moving and travel expenses (which we refer to as the “Relocation Expenses”) incurred in relocating Mr. Jaramillo and his family to Brazil (or such other location but the Relocation Expenses to such other location may not be more than the expenses Mr. Jaramillo and his family would have incurred had they relocated to Brazil).

In the event that Mr. Jaramillo’s employment terminates as a result of his death or “disability” (i.e., inability to perform duties for 90 consecutive days or a total of 120 days in any 365-day period due to physical or mental incapacity), he will receive a lump sum payment equal to the Last Annual Bonus, pro-rated through the date of termination, and the Relocation Expenses.
In the event that Mr. Jaramillo’s employment terminates as a result of the expiration of the employment term (and regardless of whether there is any period of at-will employment following the employment term), provided Mr. Jaramillo executes a release of claims against us and does not compete with us or solicit our team members during the 12-month period following termination, make disparaging statements about us, or disclose any confidential information, he will receive a lump sum payment equal to the Last Annual Bonus, pro-rated through the date of termination, and the Relocation Expenses.
Upon Mr. Jaramillo’s termination of employment for any reason, he will be considered to have resigned from the Board. For purposes of the agreement, “cause” means:
•	willful (or grossly negligent) and continued failure to perform duties,

•	conviction of or plea of guilty or no contest to a felony,

•	any governmental body recommends termination of employment,

•	failure to cooperate in any regulatory investigation,

•	material breach by Mr. Jaramillo of the agreement or any lawful written policies concerning any material matter, or

•	willful (or grossly negligent) misconduct in performing duties that materially injures to us.
For purposes of the agreement, “good reason” means:
•	a material reduction in base salary (except as consistent with general reductions for directors and officers as provided in our compensation policies);
•	our material breach of the agreement; or

•	a material negative change in title, duties, or authority.
Guillermo Sabater
We entered into a letter agreement with Mr. Sabater, dated as of February 11, 2009.
Mr. Sabater’s agreement has a fixed term of three years; provided that either party may terminate the agreement by notifying the other party in writing at least 90 days prior to the termination date.
The agreement provides for a base salary of $255,448, which we may increase in accordance with existing policies. In addition, Mr. Sabater is eligible to receive an annual bonus, contingent upon the achievement of annual performance objectives. See the discussion under the caption “Short-Term Incentive Compensation” for more information about the bonuses paid for 2009.
The agreement also provides, among other things, that Mr. Sabater has a right to participate in all long-term incentive compensation programs and all other employee benefit plans and programs available to senior executives. In addition, Mr. Sabater will be covered by the Santander Group health, life, disability, and accidental death insurance plans for expatriates.
In connection with Mr. Sabater’s relocation from Spain to the United States, the agreement provides for:
•	a monthly housing allowance of $10,000 (with the cost of utilities for such housing borne by us), on a grossed-up basis for federal, state, and local income and employment tax purposes,
•	relocation expenses for Mr. Sabater and his family of up to $17,396, on a grossed-up basis,

•	moving expenses (or €7,000 in lieu thereof),

•	travel expenses,

•	reimbursement for the cost of annual visits by Mr. Sabater and his family to Spain,

•	payment of registration and fees associated with schooling for Mr. Sabater’s dependents through high school,

•	language lessons for Mr. Sabater and his household family members up to a maximum of €1,500 per family member, and

•	a one-time payment of $62,627, on a grossed-up basis, for Mr. Sabater’s relocation to the United States and other benefits inherent in his previous assignment in Chile.
In addition to the foregoing, we will reimburse Mr. Sabater for any tax benefits he would have been able to deduct had he remained in Spain, reimburse Mr. Sabater for tax planning and preparation services, and provide Mr. Sabater with a guaranteed exchange rate of €1 to $1.3917 for transfers from the United States to Spain, up to $68,615 per year.
The benefits actually received by Mr. Sabater in 2009 under the terms of his agreement are reflected in the “Summary Compensation Table.”
In accordance with our policy applicable to all Santander employees who relocate to the United States from abroad in connection with their employment with us, in the event that we terminate Mr. Sabater’s employment without cause, we will provide for all reasonable moving and relocation expenses incurred in relocating Mr. Sabater and his family to Spain.
Roy J. Lever
We entered into an employment agreement with Mr. Lever, dated as of February 11, 2008.
On February 3, 2009, Mr. Lever’s employment agreement was terminated in exchange for a payment of $1,305,948 and a letter agreement governing the terms of his employment going forward. The payment represented an amount approximately equal to the termination benefits set forth in his terminated employment agreement with us (less applicable deductions and withholdings), which provided that in the event of a termination of Mr. Lever’s employment without cause or for good reason following a change in control, Mr. Lever would receive:
•	a payment equal to two times the sum of his current base salary (or his salary for one of the two immediately preceding years, if greater) and the greater of the target bonus in the year of termination or the highest bonus paid with respect to one of the three prior years; and
•	continuation of health and medical benefits for the two-year period following the termination date.
The letter agreement does not provide a fixed term of employment. The agreement provides for a base salary of $350,000 for 2009. In addition, Mr. Lever was eligible to receive a discretionary bonus in the target amount of $300,000 for 2009, based on the achievement of certain performance objectives. See the Summary Compensation table for more information about the bonuses that we paid for 2009.
The letter agreement also provides, among other things, a right to participate in all employee benefit plans and programs available to senior management, automobile and parking allowances, and club dues and business-related expenses.
Mr. Lever is subject to a covenant not to solicit our team members for 12 months following his resignation or involuntary termination. In addition to the foregoing, in the event of his resignation or involuntary termination for cause, Mr. Lever is subject to:
•	a covenant not to compete with us for three months following such termination; and

•	a covenant not to solicit our customers for six months following such termination.
For purposes of the letter agreement, “cause” means:
•	commission of an act constituting a misdemeanor involving moral turpitude, fraud, or misrepresentation or a felony;

•	a violation of any laws, rules, or regulations applicable to us;

•	commission of an act constituting a breach of fiduciary duty, gross negligence, or willful misconduct;
•	a violation of any internal policies or procedures or the commission of an act of fraud, dishonesty, or misrepresentation that is detrimental to the business, reputation, character, or standing of us;
•	a conflict of interest or self-dealing; or

•	a material breach by Mr. Lever of the letter agreement or a failure to perform duties.

Patrick J. Sullivan
We entered into an employment agreement with Mr. Sullivan, dated as of February 11, 2008.
On February 3, 2009, Mr. Sullivan’s employment agreement was terminated in exchange for a payment of $1,268,152 and a letter agreement governing the terms of his employment going forward. The payment represented an amount approximately equal to the termination benefits set forth in his terminated employment agreement with us (less applicable deductions and withholdings), which provided that in the event of a termination of Mr. Sullivan’s employment without cause or for good reason following a change in control, Mr. Sullivan would receive:
•	a payment equal to two times the sum of his current base salary (or his salary for one of the two immediately preceding years, if greater) and the greater of the target bonus in the year of termination or the highest bonus paid with respect to one of the three prior years; and
•	continuation of health and medical benefits for the two-year period following the termination date.
The letter agreement does not provide a fixed term of employment. The agreement provides for a base salary of $400,113 for 2009. In addition, Mr. Sullivan was eligible to receive a discretionary bonus in the target amount of $272,077 for 2009, based on the achievement of certain performance objectives. See the Summary Compensation table for more information about the bonuses that we paid for 2009.
In addition, under his letter agreement, Mr. Sullivan was entitled to receive $130,000 in retention payments, with 50% payable on July 31, 2009, and 50% payable on January 29, 2010, provided that Mr. Sullivan was in active service with us as of such dates.
The letter agreement also provides, among other things, a right to participate in all employee benefit plans and programs available to senior management, automobile and parking allowances, and club dues and business-related expenses.
Mr. Sullivan is subject to a covenant not to solicit our team members for 12 months following his resignation or involuntary termination and a covenant not to solicit our customers for six months following his resignation or involuntary termination for cause. For purposes of the letter agreement, “cause” has the same meaning as set forth in Mr. Lever’s letter agreement.
On February 12, 2010, we announced that Mr. Sullivan will be terminating employment effective March 19, 2010.
Nuno Matos
We entered into a letter agreement with Mr. Matos, dated as of February 29, 2009.
Mr. Matos’s agreement has a fixed term of three years and either party may terminate the agreement by notifying the other party in writing at least 90 days prior to the termination date.
The agreement provides for a base salary of $363,648, which we may increase in accordance with existing policies. In addition, Mr. Matos is eligible to receive a base bonus of $950,000 for 2009, contingent upon the achievement of annual performance objectives. See the Summary Compensation table for more information about the bonuses that we paid for 2009.
The agreement also provides, among other things, that Mr. Matos has a right to participate in all long-term incentive compensation programs and all other employee benefit plans and programs available to senior executives. In addition, Mr. Matos will be covered by the Santander Group health, life, disability, and accidental death insurance plans for expatriates.
In connection with Mr. Matos’s relocation from Portugal to the United States, the agreement provides for:
•	a monthly housing allowance of $10,000 (with the cost of utilities for such housing borne by us), on a grossed-up basis for federal, state, and local income and employment tax purposes,
•	relocation expenses for Mr. Matos and his family of up to $26,904, on a grossed-up basis,

•	moving expenses (or €7,000 in lieu thereof),

•	travel expenses,

•	reimbursement for the cost of annual visits by Mr. Matos and his family to Portugal,

•	payment of registration and fees associated with schooling for Mr. Matos’s dependents through high school,

•	language lessons for Mr. Matos and his household family members up to a maximum of €1,500 per member, and
•	a one-time payment of $188,880, on a grossed-up basis, for Mr. Matos’s relocation to the United States, and other benefits inherent in his previous assignment in Brazil.
In addition to the foregoing, we will reimburse Mr. Matos for any tax benefits he would have been able to deduct had he remained in Portugal, reimburse Mr. Matos for tax planning and preparation services, and provide Mr. Matos with a guaranteed exchange rate of €1 to $1.3917 for transfers from the United States to Portugal, up to $109,782 per year.
The benefits actually received by Mr. Matos in 2009 under the terms of his agreement are reflected in the “Summary Compensation Table.”
In accordance with our policy applicable to all Santander employees who relocate to the United States from abroad in connection with employment with us, in the event that we terminate Mr. Matos’s employment without cause, we will provide for all reasonable moving and relocation expenses incurred in relocating Mr. Matos and his family to Portugal.

Paul A. Perrault
We entered into an employment agreement with Mr. Perrault, dated as of September 30, 2008. The agreement had an initial term of three years and, unless terminated as set forth therein, automatically extended annually to provide a new term of three years.
The agreement provided for, among other things, an annual base salary of $800,000 and an annual target bonus of 100% of annual base salary, contingent upon the achievement of annual performance objectives established by our Board.
Under the terms of his agreement, Mr. Perrault received a one-time award of 200,000 shares of restricted stock. The grant of the restricted stock was to conditionally vest, subject to the terms of our equity incentive plan and the continued employment of Mr. Perrault, in three equal annual installments beginning on January 3, 2010.
Mr. Perrault also received, under the terms of his agreement, a one time award of stock options to purchase 1,000,000 shares of our common stock. These options were divided into two tranches and were to conditionally vest, subject to the continued employment of Mr. Perrault and the performance of our stock price, in three annual installments beginning on January 3, 2010 and then a final installment on January 3, 2014 (subject to an alternative vesting schedule if certain conditions were met).
Mr. Perrault began employment with us on January 3, 2009. On January 30, 2009, we terminated Mr. Perrault’s employment without cause pursuant to the terms of his employment agreement. As a result, under the terms of his employment agreement, Mr. Perrault was entitled to receive a lump sum cash payment of approximately $4.86 million, which represents the sum of:
•	three times his base salary for 2009;

•	three times his target bonus for 2009; and

•	a pro-rata annual bonus based on the number of days employed during the calendar year and our actual performance).
Mr. Perrault is also entitled to continued coverage under our group health insurance plan for three years following the date of termination, with the same employee cost sharing as applies to active team members of the Company during such period.
In addition, because Mr. Perrault was subject to the excise tax provisions of Code Section 4999 with respect to the payments and benefits described above, under the terms of his employment agreement, he was entitled to receive an additional payment of approximately $2.26 million in order for him to retain a net amount equal to the net amount he would have retained had the above payments and benefits been subject only to income and employment taxation.
Mr. Perrault was subject to a covenant not to solicit our team members for 12 months following his termination of employment.
Kirk W. Walters
We entered into an employment agreement with Mr. Walters, dated as of October 2, 2008.
On February 12, 2009, Mr. Walters’s employment agreement was terminated in exchange for a payment of $8,137,695 and a letter agreement governing the terms of his employment going forward. The payment represented an amount approximately equal to the termination benefits set forth in his terminated employment agreement with us (less applicable deductions and withholdings), which provided that in the event of a termination without cause or for good reason following a change in control, Mr. Walters would receive:
•	a payment equal to three times his current base salary;
•	a payment equal to three times the greater of the prior year’s annual bonus amount or the average of the prior three years’ annual bonus amounts (or if not applicable, the target bonus);
•	a pro-rata annual bonus based on the number of days employed during the calendar year and our actual performance; and

•	continuation of health and medical benefits for the three-year period following the termination date.
The letter agreement does not provide a fixed term of employment. The agreement provides for a base salary of $600,000 for 2009. In addition, Mr. Walters was eligible to receive a discretionary bonus in the target amount of $650,000 for 2009, based on the achievement of certain performance objectives. See the Summary Compensation table for more information about the bonuses that we paid for 2009.
Under the terms of the letter agreement, if we terminate Mr. Walters’s employment other than for cause at any time or if Mr. Walters resigns, he will receive continued coverage under our group health insurance plan, at no charge, for three years following the date of his termination.
The letter agreement also provides, among other things, a right to participate in all employee benefit plans and programs available to senior management, automobile and parking allowances, temporary housing (until the earlier of December 31, 2010, or the date Mr. Walters’s relocates his family permanently to Boston) and relocation costs, and club dues and business-related expenses. Mr. Walters is also subject to a covenant not to solicit our team members for 12 months following termination of his employment.

For purposes of the letter agreement, “cause” has the same meaning as set forth in Mr. Lever’s letter agreement.
On January 22, 2010, we entered into an agreement with Mr. Walters extending the duration of the temporary housing provided in his letter agreement until the earlier of December 31, 2012, or the date Mr. Walters’s relocates his family permanently to Boston.
Salvatore J. Rinaldi
We entered into an employment agreement with Mr. Rinaldi, dated as of August 7, 2007, which was amended in September 2007. The agreement had an initial term of three years and, unless terminated as set forth therein, was automatically extended annually to provide a new term of three years.
The agreement provided for, among other things, a base salary of $375,000, which the Board could have increased in its discretion.
On February 27, 2009, Mr. Rinaldi resigned for good reason pursuant to the terms of his employment agreement. As a result, under the terms of his employment agreement, Mr. Rinaldi was entitled to receive a lump sum cash payment of approximately $2.2 million, which represents three times the sum of:
•	his base salary for 2009; and

•	his target bonus for 2009.
Mr. Rinaldi is also entitled to receive continued coverage under our group health insurance plan, at no charge, for three years following the date of termination.
In addition, because Mr. Rinaldi was subject to the excise tax provisions of Code Section 4999 with respect to the payments and benefits described above, under the terms of his employment agreement, he was entitled to receive an additional payment of approximately $854,000 in order for him to retain a net amount equal to the net amount he would have retained had the above payments and benefits been subject only to income and employment taxation.
Mr. Rinaldi is subject to a covenant not to solicit our team members and our customers for 36 months following his resignation for good reason.
Nonqualified Deferred Compensation — 2009

					Aggregate
	Executive		Aggregate		Balance
	Contributions	Contributions	Earnings	Aggregate	At Last Fiscal
	in Last	in Last	in Last Fiscal	Withdrawals/	Year
	Fiscal Year	Fiscal Year	Year	Distributions	End
Name	($)	($)	($)	($)	($)
Salvatore J. Rinaldi
Bonus Deferral Program	$0	$0	$(5,180)	$(12,736)	$0
1998 ESOP Allocation Arrangement	$0	$0	$0	$(16,783)	$0
Total	$0	$0	$(5,180)	$(29,519)	$0
Patrick J. Sullivan
Bonus Deferral Program	$0	$0	$(9,437)	$(23,195)	$0
Guillermo Sabater
Sistema de Previsión para Directivos	$0	$29,196	$	$0	$148,304
In addition to the qualified retirement plan that we maintain for the benefit of all our eligible team members and the nonqualified defined benefit plans described above, in 2009, certain of our executive officers participated in the nonqualified deferred compensation plans and arrangements described below.
Deferred Compensation Plan
Effective November 1, 1997, our Board adopted the Sovereign Bancorp, Inc. Bonus Recognition and Retention Program, which we refer to as the “Bonus Deferral Program.” Messrs. Rinaldi and Sullivan received a payout of their balances in the Bonus Deferral Program in 2009, as we report in the above table.
On December 20, 2006, the Board amended the Bonus Deferral Program to make the Bonus Deferral Program similar to a traditional nonqualified deferred compensation plan. Beginning with amounts earned in 2007, the revised Bonus Deferral Program, which we renamed the Sovereign Bancorp, Inc. 2007 Nonqualified Deferred Compensation Plan, and which we refer to here as the “Deferred Compensation Plan” has the following features:
•	The Deferred Compensation Plan permits participants to defer up to 100% of their cash bonus and choose among various investment options upon which the rate of return of amounts deferred will be based. We adjust participants’ accounts periodically to reflect the deemed gains and losses attributable to the deferred amounts. The specific investment options mirror the investment options in our qualified retirement plan with some additional alternative investments available.

•	We distribute all account balances in cash.
•	We no longer make matching contributions on the deferred amounts.
•	Distribution events will be only as permitted under Code Section 409A.
•	Participants are always 100% vested in the amounts deferred.
•	We now permit directors of SHUSA and Sovereign Bank to defer receipt of cash fees received for service as a director.
The terms of the Bonus Deferral Program in effect prior to the amendment govern all deferrals made with respect to fiscal years before 2007. These terms included:
•	We permitted selected executive team members to defer annually receipt of 25% to 50% of his or her cash bonus for a given year.
•	We placed the deferred amount in a grantor trust and invested it in our common stock (which is now invested in Santander American Depositary Shares), which the trust’s independent trustee purchased on the open market. We made a 100% matching contribution to the trust on behalf of the participant and invested it in our common stock.
•	A participant became 100% vested in the aggregate of each year’s deferral, match, and earnings five years after the initial funding of such year’s contributions to the trust.
•	A participant also vested in his or her account balance in the event of termination of employment due to death, disability, retirement, involuntary termination, or the occurrence of a change in control.
•	Termination for cause or voluntary termination of employment prior to the expiration of the five-year vesting period generally resulted in the forfeiture of the entire account balance, including the amounts deferred by the participant.
•	We paid the vested account balances in stock, in accordance with a participant’s prior election.
No named executive officer deferred any salary or bonus earned in 2009 into the Deferred Compensation Plan.
Other Arrangements
Under Mr. Rinaldi’s original employment agreements with us, he was entitled to receive a cash payment at the same time that he received a distribution of the balance in his account in our employee stock ownership plan. The payments are intended to equal the cash value of the contribution allocations that Mr. Rinaldi would have received for 1998 had he been eligible to participate in our employee stock ownership plan during that year. Mr. Rinaldi received a distribution of his account in connection with his termination of employment on April 24, 2009, as we report in the table above in the row captioned “1998 ESOP Allocation Arrangement.”
Mr. Sabater began participating in the Sistema de Previsión para Directivos before he commenced his employment with us. Under this arrangement, Santander makes an annual discretionary contribution to each participant’s accounts. Under this arrangement, Mr Sabater is entitled to receive amounts in his account, plus or minus investment gains and losses, upon termination of employment or death or permanent disability. If Mr. Sabater is terminated for cause, he forfeits all amounts in his account.
Potential Payments upon Termination or Change in Control
On December 31, 2009, Messrs. Jaramillo, Lever, Sullivan, and Walters were entitled to certain benefits upon a change in control or upon a termination of employment. These benefits were payable in accordance with their employment agreements and letter agreements, as applicable. We describe these agreements, including the material conditions or obligations applicable to the receipt of these benefits, under the caption “Description of Employment Agreements and Related Agreements.” In addition, Messrs. Jaramillo, Sabater, and Matos were entitled to receive a pro-rata portion of the restricted stock units that Santander awarded them under the I-10 Plan (67%) and I-11 (100%) if they had terminated employment under certain circumstances on December 31, 2009. We describe the I-10 and I-11 Plan under the caption “Our Equity Compensation Plans.” The table below sets forth the value of the benefits (other than payments that were generally available to salaried team members) that would have been due to the named executive officers if they had terminated employment on December 31, 2009. Because Messrs. Perrault and Rinaldi terminated employment prior to December 31, 2009, they are not included in this table.

		Termination	Involuntary	Voluntary
		for Death or	Termination not for	Termination
		Disability	Cause	for Good Reason
Gabriel Jaramillo	Severance:
	-Base Salary	$0	$2,013,000	$2,013,000
	-Last Annual Bonus	$0	$4,800,000	$4,800,000
	-Pro-Rata Last Annual Bonus	$4,392,329	$4,392,329	$4,392,329
	Continuation of Health Benefits	$0	$6,574	$6,574
	Relocation Expenses (1)	$10,591	$10,591	$10,591
	Vesting of Restricted Stock Units (2)	$897,045	$897,045	$897,045

	Total	$5,289,374	$12,108,947	$12,108,947

Guillermo Sabater	Vesting of Restricted Stock Units (2)	$181,885	$181,885	$181,885

	Total	$181,885	$181,885	$181,885

Roy J. Lever	Severance:
	-Pro-Rata Annual Bonus	$0	$300,000	$0
	Continuation of Health Benefits (3)	$0	$37,592	$0

	Total	$0	$337,592	$0

Patrick J. Sullivan	Severance:
	-Pro-Rata Annual Bonus	$0	$272,077	$0
	-Retention Bonus (3)	$0	$65,000	$65,000
	Continuation of Health Benefits (3)	$0	$37,592	$0

	Total	$0	$374,669	$65,000

Nuno Matos	Vesting of Restricted Stock Units (2)	$512,584	$512,584	$512,584

	Total	$512,584	$512,584	$512,584

Kirk W. Walters	Severance:
	-Pro-Rata Annual Bonus	$0	$650,000	$0
	Continuation of Health Benefits (3)(4)	$0	$48,142	$48,142

	Total	$0	$698,142	$48,142

(1)	Estimated based on the actual cost of relocating Mr. Jaramillo and his family from his country of origin to the United States.

(2)	Represents dollar value of pro-rated number of shares payable under I-10 Plan and I-11 Plan upon termination assuming that Santander achieves the highest relative TSR and EPS

(3)	Assumes no increase in the cost of health benefits during the continuation period.

(4)	Payments made or benefits provided upon a resignation by the named executive officer for any reason.
Director Compensation in Fiscal Year 2009
We believed that the amount, form, and methods used to determine compensation of our non-employee directors were important factors in:
•	attracting and retaining directors who were independent, interested, diligent, and actively involved in our affairs and who satisfy the standards of Santander, the sole shareholder of our common stock; and
•	providing a simple straight-forward package that compensates our directors for the responsibilities and demands of the role of director.

The following table sets forth a summary of the compensation that we paid to our non-employee directors in 2009:

		Change
		in Pension
		Value
		and
	Fees	Nonqualified
	Earned	Deferred
	or Paid	Compensation
	in Cash	Earnings	Total
Name (1)	($) (2)	($) (3)	($)
P. Michael Ehlerman	$97,333	$0	$97,333
Brian Hard	$59,000	$0	$59,000
Marian L. Heard	$190,667	$0	$190,667
Gonzalo de Las Heras	$53,583	$0	$53,583
Andrew C. Hove, Jr.	$55,667	$0	$55,667
William J. Moran	$55,667	$0	$55,667
Nuno Matos	$0	$0	$0
Keith Morgan	$0	$0	$0
Maria Fiorini Ramirez	$55,667	$17,129	$72,796
Alberto Sánchez	$4,369	$0	$4,369
Wolfgang Schoellkopf	$174,167	$0	$174,167
Anthony Terracciano	$206,250	$0	$206,250
Cameron C. Troilo, Sr.	$47,333	$0	$47,333
Kirk W. Walters	$0	$0	$0
Ralph V. Whitworth	$64,000	$0	$64,000
Juan Andres Yanes	$0	$0	$0

Footnotes:

1	Messrs. Ehlerman, Hard, Hove, Moran, Troilo, and Whitworth and Ms. Ramirez resigned from the Board effective February 1, 2009. Mr. Morgan resigned from the Board effective July 1, 2009.

2	Reflects amounts paid in 2009 for the fourth quarter of 2008 and the first three quarters of 2009. Messrs. Matos, Sánchez, Walters, and Yanes did not receive compensation for service on the Board for 2009. (Amounts set forth in the table for Mr. Sánchez reflect payments made in 2009 for service in the fourth quarter of 2008.) We set forth Mr. Jaramillo’s compensation for serving as a director of SHUSA and Sovereign Bank before he began serving as our Chairman, President, and Chief Executive Officer in the Summary Compensation Table.

3	Includes the above market or preferential earnings on fees deferred under the Deferred Compensation Plan.
Director Plan
As noted elsewhere in this Form 10-K, on January 30, 2009, we became a wholly owned subsidiary of Santander as a result of the consummation of the transactions contemplated by the Transaction Agreement. In connection with the consummation of the Santander transaction, we terminated the “Director Plan” (which we describe below) and in its place adopted the following compensation program for non-employee directors for service on the Board and the Bank Board:
•	$140,000 in cash annually; plus
•	$50,000 in cash annually for each non-executive director who serves on the Executive Committee; plus
•	$35,000 in cash annually for the non-executive director who serves as the chair of the Audit Committee; plus
•	$5,000 in cash annually for each other Board committee for which such non-executive director serves as chair.

All amounts are paid quarterly in arrears.
Our directors who served on the Board during January 2009 received their compensation on a pro-rata basis for January under the Sovereign Bancorp, Inc. 2006 Non-Employee Director Compensation Plan, which we refer to as the “Director Plan.” Although the Director Plan provided compensation to non-employee directors of SHUSA and certain of its subsidiaries in the form of cash and shares of common stock, for 2009, all directors received their compensation in cash. Under the Director Plan, we annually established the dollar amount of compensation. For 2009, our directors received (on a pro-rata basis):
•	$100,000; plus
•	$35,000 if such director served as Lead Director or as chair of the Audit Committee; plus
•	$25,000 for each Board committee (other than the Audit Committee) for which the director serves as chair; plus
•	$125,000 if such director served as the non-executive Chairman of the Board; plus
•	An additional $25,000 to Mr. Moran for his service during 2009 as the Audit Committee’s “audit committee financial expert” (as such term is defined by SEC rules and regulations).
An individual who served as both a director of SHUSA and Sovereign Bank was eligible to receive compensation under the Director Plan in both capacities. All of the directors of Sovereign Bank in 2009 were also directors of SHUSA.
For 2009, each of our directors who were serving on the Board during January 2009 received $3,500 in cash for service on the Bank Board (pro-rated from the annual $42,000 retainer set forth in the Director Plan):
Directors Retirement Plan
Effective October 1, 2005, we amended the Sovereign Bancorp, Inc. Non-Employee Directors Services Compensation Plan, which we refer to as the “Services Compensation Plan,” to “freeze” eligibility, participation, and benefit amounts. The Services Compensation Plan provided that individuals who were directors at or prior to September 30, 2005 and who were non-employee directors on the date their service as a director ends were eligible to receive a cash payment in an amount equal to three times the highest annual retainer paid to such director during his or her term of service. The base for the payment amount did not include any other incentive compensation or other awards that we may have paid to a non-employee director during the course of any year. To be eligible, a non-employee director must have had 10 or more years of service as a director with SHUSA, Sovereign Bank, or an affiliate and attain age 65 during service with SHUSA or Sovereign Bank.
Non-employee directors who completed 10 years of Board service (including service as a non-employee director on the board of directors of any merged or acquired entity) as of October 1, 2005, and attained age 65 as of that date, were eligible to receive the retirement benefit described above.
We also amended the Services Compensation Plan, effective as of October 1, 2005, to provide that a director serving at that time, who did not complete 10 years of service as of October 1, 2005, or attain age 65 as of October 1, 2005, was eligible to receive a retirement benefit determined by reference to service and highest annual retainer as of September 30, 2005, provided such director completes 10 years of service and attains age 65 prior to termination of service. In addition, the amended Services Compensation Plan provided that upon a change in control, each director serving before October 1, 2005, and who has completed five or more years of service, was entitled to receive a retirement benefit. On February 13, 2007, we further amended the Services Compensation Plan to comply with Code Section 409A by requiring all payments to be made in a lump sum as soon as administratively practicable following the director’s termination of service.
As of the date of the consummation of the Santander transaction, Messrs. Ehlerman, Hard, Hove, and Troilo were the only directors eligible to receive a benefit under the Services Compensation Plan. In connection with their respective retirements from the Board effective January 30, 2009, they received cash payments pursuant to the terms of the Services Compensation Plan in the following amounts:

Name	Amount
P. Michael Ehlerman	$355,853
Brian Hard	$857,293
Andrew C. Hove, Jr.	$357,773
Cameron C. Troilo, Sr.	$894,432
Directors Participation in Deferred Compensation Plan
On December 20, 2006, our Board amended the Deferred Compensation Plan (the significant features of which we describe following the table entitled “Nonqualified Deferred Compensation—2009”) to permit non-employee directors of SHUSA and of Sovereign Bank to elect defer cash fees earned beginning in 2007 into the Deferred Compensation Plan. The relevant terms of the revised Deferred Compensation Plan, as described above, apply in the same manner to participants who are directors as they do to participants who are executive officers.
No director deferred fees earned for 2009 into the Deferred Compensation Plan. Ms. Ramirez deferred $24,000 of the fees that she earned in the fourth quarter of 2008.

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
Item 13 — Related Party Transactions
Explanatory Note
As noted elsewhere in this Form 10-K, on January 30, 2009, SHUSA became a wholly-owned subsidiary of Santander as a result of the consummation of the transactions contemplated by the Transaction Agreement. It is important to understand that several actions were taken immediately following the consummation of the Santander transaction. In particular, many of the directors that served on SHUSA’s Board during the 2008 fiscal year through January 30, 2009 resigned effective immediately upon the effective time of the Santander transaction. Moreover, as a wholly-owned subsidiary of Santander without common equity listed on the NYSE, SHUSA is no longer subject to various corporate governance standards codified by the NYSE in Section 303A of the NYSE’s Listed Company Manual, including the requirement that the SHUSA Board must have a majority of “independent” directors. Nevertheless, because this Item 13 requires disclosure with respect to matters that occurred during the 2009 fiscal year, we have disclosed such information. Please consider this disclosure accordingly.
Certain Relationships and Related Transactions
Since the beginning of 2009, SHUSA was a participant in the transactions described below in which a “related person” (as defined in Item 404(a) of Regulation S-K, which includes directors and executive officers who served during the 2009 fiscal year) had a direct or indirect material interest and the amount involved in such transaction exceeded $120,000.
Santander Relationship: On January 30, 2009, Santander acquired 100% of SHUSA’s common stock. As a result, Santander has the right to elect the members of SHUSA’s Board of Directors. In addition, certain individuals who serve as officers of SHUSA are also employees or officers of, or may be deemed to be officers of, Santander and/or its affiliates. The following relationships existed during the 2009 fiscal year or are currently proposed between the Company and its affiliates, on the one hand, and Santander or its affiliates, on the other hand.
On July, 24, 2009, Santander contributed all of Santander’s ownership interest in SCUSA to the Company. SCUSA is a provider of finance programs that cover the non-prime spectrum focused on the automotive finance sector. Santander, the owner of all of the common stock of the Company, did not receive any consideration in exchange for the contribution, and as a result of this contribution, SCUSA became a direct, majority-owned subsidiary of the Company.
In 2009, Sovereign Bank established a derivatives trading program with Santander pursuant to which Santander provides advice with respect to derivative trades, coordinates trades with counterparties, and acts as a counterparty in certain transactions. The term of the agreement and the trades are market. In 2009 two transactions were completed in which Santander participated: An equity derivative transaction with Santander in the amount of $296.7 million, for which Santander was paid a fee of $14,953,680; and an interest rate swap in the amount of $650 million (no fee was paid to Santander with respect to the interest rate swap transaction). Both of the trades were done on market terms.
Sovereign Bank provides U.S. deposit and other cash management services to Santander’s Latin American and European commercial clients. Customer vetting procedures are the same as those that apply to other Sovereign Bank customers. Under a revenue sharing agreement, Santander receives 50% of the net margin on any deposits, which resulted in a fee to Santander for 2009 of $398,604. There were 148 accounts and 81 customers with approximately $151,802,993 in deposits outstanding at December 31, 2009 under this agreement.
In 2008, Sovereign Bank established a program to advise and confirm Santander letters of credit in the United States. The terms of the agreement are market and require all fees to be paid by the customer. In 2009, Sovereign Bank advised three letters of credit in the aggregate amount of $266,349.
In March 2009, SHUSA issued to Santander 72,000 shares of SHUSA’s Series D Non-Cumulative Perpetual Convertible Preferred Stock, without par value (the “Series D Preferred Stock”), having a liquidation amount per share equal to $25,000, for a total price of $1.8 billion. The Series D Preferred Stock pays non-cumulative dividends at a rate of 10% per year. SHUSA may not redeem the Series D Preferred Stock during the first five years. The Series D Preferred Stock is generally non-voting. Each share of Series D Preferred Stock is convertible into 100 shares of common stock, without par value, of SHUSA. The Company contributed the proceeds from this offering to Sovereign Bank in order to increase the Bank’s regulatory capital ratios. On July 20, 2009, Santander converted all of its investment in the Series D preferred stock of $1.8 billion into 7.2 million shares of SHUSA common stock. This action further demonstrates the support of our Parent Company to SHUSA and reduces the cash obligations of the Company with respect to Series D 10% preferred stock dividend.
SHUSA has $2.0 billion of public securities, consisting of various senior note obligations, trust preferred security obligations and preferred stock issuances. Santander owns approximately 29% of these securities as of December 31, 2009.
Santander has provided guarantees on the covenants, agreements and obligations of SCUSA under the governing documents where SCUSA is a party for the securitizations. This includes, but is not limited to, the obligations of SCUSA as servicer and transferor to repurchase certain receivables.

SCUSA has entered into interest rate swap agreements with Santander to hedge certain floating rate debt with a notional value of $4.2 billion.
In 2009, the Company, and its subsidiaries, borrowed money and obtained credit from Santander and its affiliates. Each of the transactions was done in the ordinary course of business and on market terms prevailing at the time for comparable transactions with persons not related to Santander and its affiliates, including interest rates and collateral, and did not involve more than the normal risk of collectibility or present other unfavorable features. The transactions are as follows:
•	In 2006 Santander extended a $425 million unsecured line of credit to Sovereign Bank for federal funds and Eurodollar borrowings and for the confirmation of standby letters of credit issued by Sovereign Bank. The line was increased to $2.5 billion in 2009. This line of credit can be cancelled by either Sovereign Bank or Santander at any time and can be replaced by Sovereign Bank at any time. For 2009, the highest balance outstanding and the principal balance as of December 31, 2009 were $1,606,203,019, all of which was for confirmation of standby letters of credit. Sovereign Bank paid $6,690,702 in fees to Santander in 2009 in connection with this line of credit.
•	In 2009 the Company established a $1 billion line of credit with Santander’s New York branch. This line can be cancelled by either the Company or Santander at any time and can be replaced by the Company at any time. For 2009, the highest balance outstanding (and the balance as of December 31, 2009) was $890 million. The Company did not pay any interest on this line of credit for 2009.
•	In December of 2009 the Company borrowed $250 million from Santander Overseas Bank, Inc. For 2009, the highest outstanding balance on the line (and the balance as of December 31, 2009) was $250 million. The Company did not pay any interest to Santander Overseas Bank, Inc. with respect to this line in 2009.
•	In 2009 Santander’s New York Branch provided a $2,055,054 letter of credit on behalf of Sovereign Bank. Sovereign Bank paid Santander $9,119 in fees for the letter of credit in 2009.
•	SCUSA has established a $1 billion line of credit with Santander’s New York branch for letters of credit. For 2009, the highest balance outstanding under this line was $613,300 and the balance as of December 31, 2009 was $523.7 million. In 2009, SCUSA paid $7,427,903 in interest and fees on this line of credit.
•	SCUSA has established a $100 million revolving line of credit with Santander Benelux, SA, NV (“Benelux”). This line of credit can be cancelled by either SCUSA or Benelux at any time and can be replaced by SCUSA at any time. For all of 2009, the line was fully utilized. In 2009, SCUSA paid Benelux $917,865 in interest on this line of credit.
•	SCUSA has established a $150 million revolving line of credit with Benelux. This line of credit can be cancelled by either SCUSA or Benelux at any time and can be replaced by SCUSA at any time. The highest balance on the line during 2009 was $150 million. The outstanding balance of the line as of December 31, 2009 was $117 million. In 2009, SCUSA paid Benelux $918,251 in interest on this line of credit.
•	SCUSA has a $200 million unsecured loan from Santander’s New York branch. This loan is can be cancelled by either SCUSA or Santander at any time and can be replaced by SCUSA at any time. The highest balance on the line during 2009 was $200 million. The outstanding balance, as of December 31, 2009, was $28 million. In 2009, SCUSA paid $4,861,955 in interest on this line of credit.
•	SCUSA has established a $500 million warehouse line of credit with Santander’s New York branch. This line of credit can be cancelled by either SCUSA or Santander at any time and can be replaced by SCUSA at any time. The highest outstanding balance for 2009 was $500 million. As of December 31, 2009 the balance was $500 million. In 2009, SCUSA paid $7,183,337 in interest on this line of credit.
•	SCUSA has established a $1.7 billion warehouse line of credit with Abby National Bank. This line of credit can be cancelled by either SCUSA or Abby at any time and can be replaced by SCUSA at any time. The highest outstanding balance of the line in 2009 was $1,699,994,051. As of December 31, 2009, the outstanding balance on the line was $1,682,966,903. In 2009, SCUSA paid $36,451,274 in interest on this line of credit.
•	Santander Consumer Receivables 2 LLC (a subsidiary of SCUSA) has a $2.25 billion line of credit with Santander’s New York branch. This line of credit can be cancelled by either the Santander Consumer Receivables 2 LLC or Santander at any time and can be replaced by the Santander Consumer Receivables 2 LLC at any time. The highest outstanding balance of the line in 2009 was $1,890,000,000. As of December 31, 2009, the balance of the line was $1,848,300,000. In 2009, Santander Consumer Receivables 2 LLC paid $19,690,394 in interest on this line of credit.
In 2009, the Company and its affiliates entered into various service agreements with Santander and its affiliates. Each of the agreements was done in the ordinary course of business and on market terms. The agreements are as follows:
•	Nw Services Co., a Santander affiliate doing business as Aquanima, is under contract with Sovereign Bank to provide procurement services, with fees paid in 2009 in the amount of $2,000,000.
•	Geoban, S.A., a Santander affiliate, is under contract with Sovereign Bank to provide services in the form debit card disputes and claims support, and consumer and mortgage loan set-up and review. No fees were paid under this agreement in 2009.
•	Ingenieria De Software Bancario S.L., a Santander affiliate, is under contract with Sovereign Bank to provide information technology development, support and administration, with fees paid in 2009 in the amount of $5,720,133.

•	Produban Servicios Informaticos Generales S.L., a Santander affiliate, is under contract with Sovereign Bank to provide professional services, and administration and support of information technology production systems, telecommunications and internal/external applications, with fees paid in 2009 in the amount of $3,397,601.
•	Santander Back-Offices Globales Mayoristas S.A., a Santander affiliate, is under contract with Sovereign Bank to provide logistical support for Sovereign Bank’s derivative and hedging transactions and programs. There were no fees paid in 2009 with respect to this agreement.
•	Santander Global Facilities (“SGF”), a Santander affiliate, is under contract with Sovereign Bank to provide administration and management of employee benefits and payroll functions for Sovereign Bank and other affiliates, with fees paid in 2009 in the amount of $505,279.
•	SGF is under contract with Sovereign Bank and other Santander affiliates pursuant to which Sovereign Bank shall share in certain employee benefits and payroll processing services provided by third party vendors through sponsorship by SGF. There were no fees paid to SGF in 2009 with respect to this agreement.
•	SCUSA is under contract with Sovereign Bank for Sovereign Bank to provide to SCUSA consulting services, fair lending consultant support and specialized technology resources for fair lending risk mitigation. The agreement was finalized at the end of 2009 and, as such, no fees were paid to Sovereign Bank in 2009 in connection with this agreement.
•	SCUSA is under contract with Sovereign Bank to service Sovereign Bank’s retail auto loan portfolio. In 2009 Sovereign Bank paid $18,330,642 to SCUSA with respect to this agreement.
Cameron C. Troilo, Sr.: The relationships below existed during the 2009 fiscal year between SHUSA and its affiliates, on the one hand, and Mr. Troilo and his affiliates, on the other hand. Mr. Troilo was elected to the SHUSA Board of Directors in 1997 and served until his tendered resignation became effective on January 30, 2009.
•	Lease Rental Relationships. As of December 31, 2009, Mr. Troilo or his affiliates leased seven commercial properties to Sovereign Bank. In 2009, Sovereign Bank paid total rental payments of $619,442 ($566,342 of actual rental payments and $53,100 of pass-through expenses and other adjustments) to Mr. Troilo for one location. Sovereign Bank paid 6th & Bay Group, LLC, an entity in which Mr. Troilo owns a 50% equity interest, total rental payments of $115,267 ($89,232 of actual rental payments and $26,035 of pass-through expenses).
•	Commercial Banking Relationships. As of December 31, 2009, Mr. Troilo and affiliated entities had eight separate direct loans (some of which were the subject of refinancings during the year), in the aggregate original amount of $29,622,000, with an outstanding balance of $25,255,427. The high outstanding aggregate balance of the loans for 2009 was $25,272,427. The total amount of interest paid to Sovereign Bank by Mr. Troilo (and his affiliated entities) in 2009 was $667,873 and the principal amortization on the loans was $344,757. In addition to scheduled amortization, in 2009, principal payments made to Sovereign Bank were approximately $7.154 million and principal advanced was approximately $10.519 million (some of which related to the refinancing of certain of the facilities). The loans were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to SHUSA, and did not involve more than the normal risk of collectibility or present other unfavorable features.
Loans to Directors and Executive Officers
SHUSA is in the business of gathering deposits and making loans. Like substantially all financial institutions with which we are familiar, SHUSA actively encourages its directors and the companies which they control and/or are otherwise affiliated with to maintain their banking business with Sovereign Bank, rather than with a competitor. All banking transactions with SHUSA directors and such entities and affiliates are with Sovereign Bank, and are subject to regulation by the Office of Thrift Supervision.
All lending relationships between Sovereign Bank and its directors and the entities which they control are subject to Regulation O and are in compliance with Regulation O.(1) In addition, in management’s opinion, all loans to directors and entities affiliated with them (whether or not controlled by them and therefore, subject to Regulation O) were made in the ordinary course of business and on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with similar customers and do not involve more than normal collection risk or present other unfavorable features. SHUSA believes that the aggregate dollar amount of Sovereign Bank’s loans to directors and the entities they control or are otherwise affiliated with represent insignificant percentages of Sovereign Bank’s total loans and equity and ranks it somewhere near the middle of the 125 largest financial services companies with U.S. operations. Because of the foregoing, we do not believe that public disclosure of director by director and affiliate by affiliate information is material, absent unusual facts and circumstances. SHUSA believes this position is consistent with the disclosure positions of other large financial institutions.
In addition, Sovereign Bank provides other banking services to its directors and entities which they control or with which they are affiliated. In each case, these services are provided in the ordinary course of Sovereign Bank’s business and on substantially the same terms as those prevailing at the time for comparable transactions with others.
Sovereign Bank, as part of its banking business, also extends loans to officers and employees of SHUSA and Sovereign Bank. Such loans are provided in the ordinary course of Sovereign Bank’s business and on substantially the same terms as those prevailing at the time for comparable transactions with others.
Certain mortgage loans held by executive officers, like similar loans made to other SHUSA employees, are priced at a 1% discount to market but contain no other terms which are different than terms available in comparable transactions with non-employees. The 1% discount is discontinued when an employee terminates his or her employment with SHUSA. In each case, all loans to executive officers (i) were made in the ordinary course of business, (ii) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, including other employees of SHUSA or Sovereign Bank, and (iii) did not involve more than the normal risk of collectability or present other unfavorable features. Such loans also comply with Regulation O and were never non-accrual, past due, restructured or potential problem loans.

Approval of Related Transactions
Prior to and following January 30, 2009, the date on which the Santander transaction was consummated, SHUSA has had policies to approve all proposed transactions between SHUSA and its subsidiaries, on the one hand, and “related persons” (as defined therein), on the other hand. SHUSA’s policies require that all related person transactions be reviewed for compliance and applicable banking and securities laws and be approved by, or approved pursuant to procedures approved by, SHUSA’s “Transactions with Affiliates Committee” (except for loans to directors and officers that were subject to Federal Reserve Regulation O, which were handled under a different process). Moreover, SHUSA’s policies require that all material transactions be approved by SHUSA’s Board or Sovereign Bank’s Board.
Director Independence
As noted elsewhere in this Form 10-K, on January 30, 2009, SHUSA became a wholly-owned subsidiary of Santander as a result of the consummation of the transactions contemplated by the Transaction Agreement. As a result, all of SHUSA’s voting common equity securities are owned by Santander and are no longer listed on the NYSE. However, each of the (i) depositary shares for SHUSA’s Series C non-cumulative preferred stock and (ii) 7.75% Capital Securities (Sovereign Capital Trust V), continue to be listed on the NYSE. In accordance with the NYSE rules, because SHUSA does not have common equity securities but rather only preferred and debt securities listed on the NYSE, the SHUSA Board is not required to have a majority of “independent” directors. Nevertheless, this Item 13 requires SHUSA to identify each director that is “independent” using a definition of independence of a national securities exchange, such as the NYSE’s listing standards (which SHUSA is not currently subject to). Based on the foregoing, although the SHUSA Board has not made a formal determination on the matter, under current NYSE listing standards (which SHUSA is not currently subject to), SHUSA believes that Directors Heard, Schoellkopf and Terracciano would be independent under such standards.

[1]	Regulation O deals with loans by federally regulated banks to “Insiders.” For purposes of Regulation O, an “insider” (“Insider”) means an executive officer, director or 10% controlling shareholder of the applicable bank or bank holding company, or an entity controlled by such executive officer, director or controlling shareholder.
Regulation O prohibits Sovereign Bank from making loans to an Insider unless the loan (i) is made on substantially the same terms (including interest rates and collateral) as, and following credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions by Sovereign Bank with other persons who are not subject to Regulation O and who are not employed by Sovereign Bank and (ii) does not involve more than the normal risk of repayment or present other unfavorable features. Regulation O does not prohibit Sovereign Bank from making loans to Insiders pursuant to a benefit or compensation program (i) that is widely available to employees of Sovereign Bank and, in the case of extensions of credit to an Insider of its affiliates, is widely available to employees of the affiliates at which that person is an Insider and (ii) that does not give preference to any Insider of Sovereign Bank over other employees of Sovereign Bank and, in the case of extension of credit to an Insider of its affiliates, does not give preference to any Insider of its affiliates over other employees of the affiliates at which that person is an Insider.
The Bank is examined periodically by the Office of Thrift Supervision for compliance with Regulation O and internal controls exist within Sovereign Bank to ensure that compliance with Regulation O is maintained on an ongoing basis after such loans are made.
Item 14. Principal Accounting Fees and Services.
PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees of the Independent Auditor
The following tables set forth the aggregate fees billed to the Company, for the fiscal years ended December 31, 2009 by our principal accounting firm Deloitte & Touche LLP.
Fiscal Year Ended December 31, 2009

December 31, 2009
Audit Fees	$4,700,000
Audit-Related Fees	141,400
Tax Fees	245,627
All Other Fees	0

Total Fees	$5,087,027

Audit fees in 2009 included fees associated with the annual audit of the financial statements and the audit of internal control over financial reporting of the Company, the reviews of our Quarterly Reports on Form 10-Q, certain accounting consultations, consent to use its report in connection with various documents filed with the SEC, and comfort letters issued to underwriters for securities offerings.
Audit-related fees in 2009 principally included audits of employee benefit plans, audits of separate subsidiary financial statements required by their formation agreements, and attestation reports required under services agreements.
Tax fees in 2009 included tax compliance, tax advice and tax planning.

The following tables set forth the aggregate fees billed to SHUSA for the fiscal years ended December 31, 2008 by our principal accounting firm Ernst & Young LLP.
Fiscal Year Ended December 31, 2008

December 31, 2008
Audit Fees	$4,878,000
Audit-Related Fees	298,500
Tax Fees	115,017
All Other Fees	0

Total Fees	$5,291,517

Audit fees in 2008 included fees associated with the annual audit of the financial statements and the audit of internal control over financial reporting of SHUSA, subsidiary audits required for certain subsidiaries that are registered with the SEC, the reviews of our Quarterly Reports on Form 10-Q, certain accounting consultations, consent to use its report in connection with various documents filed with the SEC, and comfort letters issued to underwriters for securities offerings.
Audit-related fees in 2008 principally included accounting consultations, audits of employee benefit plans, audits of separate subsidiary financial statements required by their formation agreements, and attestation reports required under services agreements.
Tax fees in 2008 included tax compliance, tax advice and tax planning.
Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by Independent Auditor
During 2009, SHUSA’s Audit Committee pre-approved audit and non-prohibited, non-audit services provided by the independent auditor after its appointment as such. These services may have included audit services, audit-related services, tax services and other services. The Audit Committee adopted a policy for the pre-approval of services provided by the independent auditor. Under the policy, pre-approval was generally provided for up to one year and any pre-approval was detailed as to the particular service or category of services and was subject to a specific budget. In addition, the Audit Committee may also have pre-approved particular services on a case-by-case basis. For each proposed service, the Audit Committee received detailed information sufficient to enable the Audit Committee to pre-approve and evaluate such service. The Audit Committee may have delegated pre-approval authority to one or more of its members. Any pre-approval decisions made under delegated authority must have been communicated to the Audit Committee at or before its then next scheduled meeting. There were no waivers by the Audit Committee of the pre-approval requirement for permissible on-audit services in 2009.
2009 Tax Fees include $208,000 for services engaged by the Company prior to the appointment of Deloitte & Touche LLP as independent auditor and were not pre-approved by the Audit Committee.

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

(3.1)	Amended and Restated Articles of Incorporation of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Sovereign’s Current Report on Form 8-K filed January 30, 2009)
(3.2)	Articles of Amendment to the Articles of Incorporation of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Sovereign’s Current Report on Form 8-K filed March 27, 2009)
(3.3)	Articles of Amendment to the Articles of Incorporation of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.1 to Sovereign’s Current Report on Form 8-K filed February 5, 2010)
(3.4)	Amended and Restated Bylaws of Sovereign Bancorp, Inc. (Incorporated by reference to Exhibit 3.2 to Sovereign’s Current Report on Form 8-K filed January 30, 2009)
(16.1)	Letter from Ernst & Young LLP, dated March 27, 2009 (Incorporated by reference to Exhibit 16.1 to Sovereign’s Current Report on Form 8-K filed March 27, 2009)
(16.2)	Letter from Ernst & Young, dated April 9, 2009 (Incorporated by reference to Exhibit 16.1 to Sovereign’s Current Report on Form 8-K filed April 9, 2009)
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

(10.2)
Form of Shareholder Agreement, dated October 13, 2008, between Banco Santander, S.A. and the shareholder signatory thereto (Incorporated by reference to Exhibit 4.1 to Sovereign’s Current Report on Form 8-K filed October 16, 2008)

(21)	Subsidiaries of Registrant
(23.1)	Consent of Ernst & Young LLP
(23.2)	Consent of Deloitte & Touche LLP
(31.1)	Chief Executive Officer certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
(31.2)	Chief Financial Officer certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
(32.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANTANDER HOLDINGS USA, INC. (Registrant)
By:	/s/ Gabriel Jaramillo
	Name:	Gabriel Jaramillo
	Title:	Chairman of the Board, Chief Executive Officer
February 26, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gabriel Jaramillo Gabriel Jaramillo	Chairman of the Board Chief Executive Officer (Principal Executive Officer)	February 26, 2010

/s/ Guillermo Sabater Guillermo Sabater	Senior Executive Vice President Chief Financial Officer Chief Administration Officer (Principal Financial Officer)	February 26, 2010