Form 10-K/A
period 2009-12-31
Santander Holdings USA, Inc.
filed 2010-03-12
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
No Common Stock of the Registrant was held by nonaffiliates of the Registrant at June 30, 2009. As of February 28, 2010, the Registrant had 511,107,043 shares of Common Stock outstanding.

Explanatory Note
This Amendment No. 1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the U.S. Securities and Exchange Commission on February 26, 2010 (the “Original Filing”), is filed solely to correct the registrant filing status as a non-accelerated filer and an error that resulted in the truncation of the text of Part III, Item 10. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed as exhibits to the Filing in this Form 10-K/A. Except as described above, no other amendments are being made to the Original Filing. This Amendment No. 1 does not reflect events after the filing of the Original Filing or modify or update those disclosures affected by subsequent events. Pursuant to Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended, the complete text of Part III, Item 10, as amended, is set forth in this Amendment No. 1.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Directors of SHUSA
Information with respect to each of SHUSA’s directors is below. Except (i) for entities affiliated with Santander as described elsewhere in this Form 10-K or (ii) as otherwise indicated, none of the corporations or organizations listed below are a parent, subsidiary or other affiliate of Sovereign or Santander. Each of the directors shall hold their offices for terms of one year and until their successors are elected.
Gabriel Jaramillo — Age 60. Mr. Jaramillo was appointed to the Sovereign Board on July 16, 2008. Mr. Jaramillo became the Chairman of the Board, President and Chief Executive Officer of the Company on January 30, 2009, and also currently serves as Chairman of each of the Executive and Risk Management Committees of the Board. For additional information regarding Mr. Jaramillo, including his business experience during the past five years, please see Part I—Item 4A—“Executive Officers of the Registrant”.
Nuno Matos — Age 42. Mr. Matos was appointed to the Sovereign Board on March 24, 2009 and currently serves as a member of the Executive and Risk Management Committees of the Board. Mr. Matos joined Sovereign in March 2009 and is Managing Director of Retail Business Development and SME Banking. For additional information regarding Mr. Matos, including his business experience during the past five years, please see Part I—Item 4A—“Executive Officers of the Registrant”.
Kirk Walters — Age 54. Mr. Walters was appointed to the Sovereign Board on January 30, 2009, and also currently serves as a member of the Executive and Risk Management Committees of the Board. Mr. Walters served as Senior Executive Vice President, Chief Financial Officer and Chief Administration Officer of the Company from January 3, 2009 to April 30, 2009. On May 1, 2009 he was appointed Senior Executive Vice President with responsibility for Specialized Businesses and Treasury. For additional information regarding Mr. Walters, including his business experience during the past five years, please see Part I—Item 4A—“Executive Officers of the Registrants”.
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
Richard A. Toomey, Jr. — Age 65. Mr. Toomey was appointed General Counsel in 2006. He is also a member of the SHUSA Management Executive Committee. He served as Assistant General Counsel of Sovereign Bank from 2000 to 2006. Prior to joining Sovereign Bank, Mr. Toomey served as Group Senior Counsel of Fleet Financial Group.
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
March 12, 2010
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Gabriel Jaramillo Gabriel Jaramillo	Chairman of the Board Chief Executive Officer (Principal Executive Officer)	March 12, 2010

/s/ Guillermo Sabater Guillermo Sabater	Senior Executive Vice President Chief Financial Officer Chief Administration Officer (Principal Financial Officer)	March 12, 2010

132