Form 10-Q
period 2010-03-31
Santander Holdings USA, Inc.
filed 2010-05-07
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _______________.
Commission File Number: 001-16581
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐. No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010

Common Stock (no par value)	514,107,043 shares

FORWARD LOOKING STATEMENTS
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by or on behalf of Santander Holdings USA, Inc. (“SHUSA” or the “Company”). SHUSA may from time to time make forward-looking statements in SHUSA’s filings with the Securities and Exchange Commission (the “SEC” or the “Commission”) (including this Quarterly Report on Form 10-Q and the Exhibits hereto), in its reports to shareholders (including its Annual Report on Form 10-K for the fiscal year ended December 31, 2009) and in other communications by SHUSA, which are made in good faith by SHUSA, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Some of the statements made by SHUSA, including any statements preceded by, followed by or which include the words “may,” “could,” “should,” “pro forma,” “looking forward,” “will,” “would,” “believe,” “expect,” “hope,” “anticipate,” “estimate,” “intend,” “plan,” “strive,” “hopefully,” “try,” “assume” or similar expressions constitute forward-looking statements.
These forward-looking statements include statements with respect to SHUSA’s vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of SHUSA and are not historical facts. Although SHUSA believes that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors (some of which are beyond SHUSA’s control). Among the factors, which could cause SHUSA’s financial performance to differ materially from that expressed in the forward-looking statements are:
•	the strength of the United States economy in general and the strength of the regional and local economies in which SHUSA conducts operations, which may affect, among other things, the level of non-performing assets, charge-offs, and provision for credit losses;

•	the effects of, or policies determined by the Federal Deposit Insurance Corporation, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	inflation, interest rate, market and monetary fluctuations, which may, among other things reduce interest margins, impact funding sources and affect the ability to originate and distribute financial products in the primary and secondary markets;

•	adverse movements and volatility in debt and equity capital markets;

•	adverse changes in the securities markets, including those related to the financial condition of significant issuers in our investment portfolio;

•	revenue enhancement initiatives may not be successful in the marketplace or may result in unintended costs;

•	changing market conditions may force us to alter the implementation or continuation of cost savings or revenue enhancement strategies;

•	SHUSA’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the willingness of customers to substitute competitors’ products and services and vice versa;

•	the ability of SHUSA and its third party vendors to convert and maintain SHUSA’s data processing and related systems on a timely and acceptable basis and within projected cost estimates;

•	the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, capital, liquidity, proper accounting treatment, securities and insurance, and the application thereof by regulatory bodies and the impact of changes in and interpretation of generally accepted accounting principles in the United States;

•	additional legislation and regulations may be enacted or promulgated in the future, and we are unable to predict the form such legislation or regulation may take or to the degree which we need to modify our businesses or operations to comply with such legislation or regulation (for example, proposed legislation has been introduced in Congress that would amend the Bankruptcy Code to permit modifications of certain mortgages that are secured by a Chapter 13 debtor’s principal residence);

•	technological changes;

FORWARD LOOKING STATEMENTS
(continued)
•	competitors of SHUSA may have greater financial resources and develop products and technology that enable those competitors to compete more successfully than SHUSA;

•	changes in consumer spending and savings habits;

•	acts of terrorism or domestic or foreign military conflicts; and acts of God, including natural disasters;

•	regulatory or judicial proceedings;

•	changes in asset quality;

•	the outcome of ongoing tax audits by federal, state and local income tax authorities may require additional taxes be paid by SHUSA as compared to what has been accrued or paid as of period end;

•	the integration of SHUSA into the existing businesses of Santander or the integration may be more difficult, time consuming or costly than expected;

•	the combined company may not realize, to the extent or at the time we expect, revenue synergies and cost savings from the transaction;

•	deposit attrition, operating costs, customer losses and business disruptions following the acquisition of SHUSA by Santander, including difficulties in maintaining relationships with employees, could be greater than expected; and

•	SHUSA’s success in managing the risks involved in the foregoing.
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

PART 1- FINANCIAL INFORMATION
Item 1. Condensed Financial Information
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited at March 31, 2010, audited at December 31, 2009)

	March 31,	December 31,
	2010	2009
	(in thousands, except share data)
ASSETS
Cash and amounts due from depository institutions	$1,332,824	$2,323,290
Investment securities:
Available-for-sale	14,298,441	13,609,398
Other investments	669,998	692,240
Loans held for investment	57,769,473	57,552,177
Loans in consolidated variable interest entity (Note 3 and Note 5)	880,138	—
Allowance for loan losses	(1,932,360)	(1,818,224)

Net loans held for investment	56,717,251	55,733,953

Loans held for sale	75,011	118,994
Premises and equipment, net	486,409	477,812
Accrued interest receivable	347,542	345,122
Goodwill	4,135,540	4,135,540
Core deposit intangibles and other intangibles, net of accumulated amortization of $951,043 and $934,270 at March 31, 2010 and December 31, 2009, respectively	234,868	245,641
Bank owned life insurance	1,817,567	1,810,511
Other assets	3,567,544	3,460,714

TOTAL ASSETS	$83,682,995	$82,953,215

LIABILITIES
Deposits and other customer accounts	$42,141,318	$44,428,065
Borrowings and other debt obligations	27,971,146	27,235,151
Borrowings in consolidated variable interest entities (Note 5)	860,485	—
Advance payments by borrowers for taxes and insurance	132,828	87,445
Other liabilities	2,302,541	1,815,019

TOTAL LIABILITIES	73,408,318	73,565,680

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; $25,000 liquidation preference; 7,500,000 shares authorized; 8,000 shares outstanding at March 31, 2010 and at December 31, 2009	195,445	195,445
Common stock; no par value; 800,000,000 shares authorized; 514,107,043 shares issued at March 31, 2010 and 511,107,043 shares issued at December 31, 2009	11,147,570	10,397,214
Warrants and employee stock options issued	285,435	285,435
Accumulated other comprehensive loss	(298,847)	(349,869)
Retained deficit	(1,054,926)	(1,140,690)

TOTAL STOCKHOLDERS’ EQUITY	10,274,677	9,387,535

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$83,682,995	$82,953,215

See accompanying notes to consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Month Period
	Ended March 31,
	2010	2009
	(in thousands)
INTEREST INCOME:
Interest on loans	$1,011,225	$1,061,231
Interest-earning deposits	356	2,147
Investment securities:
Available-for-sale	114,227	87,548
Other investments	453	234

TOTAL INTEREST INCOME	1,126,261	1,151,160

INTEREST EXPENSE:
Deposits and customer accounts	68,292	216,398
Borrowings and other debt obligations	300,211	292,633

TOTAL INTEREST EXPENSE	368,503	509,031

NET INTEREST INCOME	757,758	642,129
Provision for credit losses	412,707	709,948

NET INTEREST INCOME/(EXPENSE) AFTER PROVISION FOR CREDIT LOSSES	345,051	(67,819)

NON-INTEREST INCOME:
Consumer banking fees	91,635	80,871
Commercial banking fees	45,623	46,145
Mortgage banking income/(losses)	19,673	(44,843)
Capital markets revenue/(losses)	4,375	(3,290)
Bank owned life insurance	13,545	14,927
Miscellaneous income	1,409	3,963

TOTAL FEES AND OTHER INCOME	176,260	97,773

Total other-than-temporary impairment losses	—	(181,024)
Portion of loss recognized in other comprehensive income (before taxes)	—	101,358
Gains on the sale of investment securities	26,327	1,969

Net gain/(loss) on investment securities recognized in earnings	26,327	(77,697)

TOTAL NON-INTEREST INCOME	202,587	20,076

GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	166,171	204,263
Occupancy and equipment expenses	79,478	81,684
Technology expense	25,976	26,128
Outside services	27,174	25,615
Marketing expense	6,802	13,124
Other administrative expenses	57,314	54,149

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	362,915	404,963

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(continued)

	Three-Month Period
	Ended March 31,
	2010	2009
	(in thousands)
OTHER EXPENSES:
Amortization of intangibles	$16,773	$20,377
Deposit insurance premiums and other costs	23,842	21,642
Equity method investments	8,150	9,861
Transaction related and integration charges and other restructuring costs	—	164,575
Loss on debt extinguishment	1,117	68,733

TOTAL OTHER EXPENSES	49,882	285,188

INCOME/(LOSS) BEFORE INCOME TAXES	134,841	(737,894)
Income tax provision	41,680	29,239

NET INCOME/(LOSS)	$93,161	$(767,133)

See accompanying notes to consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2010
(Unaudited)
(in thousands)

					Accumulated		Total
	Common			Warrants	Other	Retained	Stock-
	Shares	Preferred	Common	& Stock	Comprehensive	Earnings	Holders’
	Outstanding	Stock	Stock	Options	Loss	(Deficit)	Equity

Balance, December 31, 2009	511,107	$195,445	$10,397,214	$285,435	$(349,869)	$(1,140,690)	$9,387,535
Cumulative effect from change in accounting principle	—	—	—	—	—	(3,747)	(3,747)

Balance, January 1, 2010	511,107	$195,445	$10,397,214	$285,435	$(349,869)	$(1,144,437)	$9,383,788
Comprehensive income:
Net income	—	—	—	—	—	93,161	93,161
Change in unrealized gain/loss, net of tax:
Investment securities available-for-sale	—	—	—	—	36,010	—	36,010
Pension liabilities	—	—	—	—	302	—	302
Cash flow hedges	—	—	—	—	14,710	—	14,710

Total comprehensive income							144,183

Issuance of common stock to Parent	3,000	—	750,000	—	—	—	750,000
Stock issued in connection with employee benefit and incentive compensation plans	—	—	356	—	—	—	356

Dividends paid on preferred stock	—	—	—	—	—	(3,650)	(3,650)

Balance, March 31, 2010	514,107	$195,445	$11,147,570	$285,435	$(298,847)	$(1,054,926)	$10,274,677

See accompanying notes to consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three-Month Period
	Ended March 31,
	2010	2009
	(in thousands)

CASH FLOWS FROM OPERATING ACTIVITES:
Net income/(loss)	$93,161	$(767,133)
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Provision for credit losses	412,707	709,948
Depreciation and amortization	54,377	62,109
Net amortization/accretion of investment securities and loan premiums and discounts	(43,602)	(130,157)
Net gain on sale of loans	(8,251)	(9,551)
Net (gain)/loss on investment securities	(26,327)	77,697
Loss on debt extinguishments	1,117	68,733
Net loss on real estate owned and premises and equipment	3,261	2,655
Stock-based compensation	641	46,372
Origination and purchases of loans held for sale, net of repayments	(203,843)	(2,193,843)
Proceeds from sales of loans held for sale	253,558	1,308,184
Net change in:
Accrued interest receivable	(2,420)	30,636
Other assets and bank owned life insurance	(59,154)	(305,400)
Other liabilities	432,766	(853,578)

Net cash provided by / (used in) operating activities	907,991	(1,953,328)

CASH FLOWS FROM INVESTING ACTIVITIES:
Adjustments to reconcile net cash (used in)/provided by investing activities:
Proceeds from sales of investment securities:
Available-for-sale	1,186,008	2,557,208
Proceeds from repayments and maturities of investment securities:
Available-for-sale	1,340,809	1,332,691
Net change in other investments	22,242	13,081
Purchases of available-for-sale investment securities	(3,156,240)	(3,319,786)
Proceeds from sales of loans held for investment	—	15,882
Purchase of loans	(1,963,602)	(752,850)
Net change in loans other than purchases and sales	1,476,650	2,569,870
Proceeds from sales of premises and equipment	1,121	1,934
Purchases of premises and equipment	(33,871)	(3,134)
Proceeds from sales of real estate owned	12,915	12,202
Cash received from contribution of subsidiary	—	23,300

Net cash (used in)/provided by investing activities	(1,113,968)	2,450,398

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three-Month Period
	Ended March 31,
	2010	2009
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Adjustments to reconcile net cash provided by financing activities:
Net (decrease)/increase in deposits and other customer accounts	$(2,286,747)	$2,108,354
Net increase/(decrease) in borrowings	633,320	(2,209,545)
Net proceeds from senior notes, subordinated notes and credit facility	2,148,089	828,107
Repayments of borrowings and other debt obligations	(2,070,884)	(641,194)
Net increase in advance payments by borrowers for taxes and insurance	45,383	33,649
Cash dividends paid to preferred stockholders	(3,650)	(3,650)
Proceeds from the issuance of common stock, net of transaction costs	750,000	—
Proceeds from issuance of preferred stock	—	1,800,000

Net cash (used in)/ provided by financing activities	(784,489)	1,915,721

Net change in cash and cash equivalents	(990,466)	2,412,791
Cash and cash equivalents at beginning of period	2,323,290	3,754,523

Cash and cash equivalents at end of period	$1,332,824	$6,167,314

	Three-Month Period
	Ended March 31,
	2010	2009
	(in thousands)
Supplemental Disclosures:
Net income taxes (refunded)/paid	$(36,039)	$50,452
Interest paid	$370,595	$694,098
Non cash transactions: In the first quarter of 2009, SHUSA consolidated its dealer floor plan securitization due to an early amortization event from low payment rates. This resulted in a non-cash transaction which increased loan and borrowing obligation balances by $731.7 million on the reconsolidation date.
In the first quarter of 2010, SHUSA consolidated a commercial mortgage backed securitization related to a change in accounting principle which became effective on January 1, 2010. This non-cash transaction increased net loans by $866.3 million and borrowing obligation balances by $870.1 million on the reconsolidation date. See Note 5 for further details.
See accompanying notes to consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(1) BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements of Santander Holdings USA, Inc. and Subsidiaries (“SHUSA” or the “Company”) include the accounts of Santander Holdings USA, Inc. and its subsidiaries, including the following subsidiaries: Sovereign Bank (the “Bank”), Santander Consumer USA, Inc (“SCUSA”), Independence Community Bank Corp. (“Independence”), and Sovereign Delaware Investment Corporation. All intercompany balances and transactions have been eliminated in consolidation. SHUSA is a wholly owned subsidiary of Banco Santander SA (“Santander”). Santander is a retail and commercial bank, based in Spain, with a presence in ten main markets throughout the world. At the end of 2009, Santander was the largest bank in the euro zone by market capitalization. In December 2009, Santander had 90 million customers, 13,660 branches, more than any other international bank, and around 170,000 employees. It is the largest financial group in Spain and Latin America, with leading positions in the United Kingdom and Portugal and a broad presence in Europe through its Santander Consumer Finance arm.
In July 2009, Santander contributed SCUSA, a majority owned subsidiary to SHUSA. As Santander controls both SHUSA and SCUSA, the transaction was reflected as if it had actually occurred on January 1, 2009. Since Santander acquired SHUSA on January 31, 2009, this is the earliest period both entities were under common control.
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
See Note 14 for a discussion of the impact of accounting pronoucements adopted during the first quarter of 2010.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(2) INVESTMENT SECURITIES
The following table presents the composition and fair value of investment securities available-for-sale at the dates indicated:

	March 31, 2010
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
U.S. Treasury and government agency securities	$15,690	$—	$21	$15,669
Debentures of FHLB, FNMA, and FHLMC	690,733	861	483	691,111
Corporate debt and asset-backed securities	7,606,578	162,362	13,311	7,755,629
Equity securities	2,579	180	—	2,759
State and municipal securities	2,138,528	13,267	44,643	2,107,152
Mortgage-backed securities:
U.S. government agencies	1,076	38	—	1,114
FHLMC and FNMA debt securities	1,951,518	6,132	9,864	1,947,786
Non-agency securities	2,101,334	—	324,113	1,777,221

Total investment securities available-for-sale	$14,508,036	$182,840	$392,435	$14,298,441

	December 31, 2009
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
U.S. Treasury and government agency securities	$364,596	$116	$102	$364,610
Debentures of FHLB, FNMA, and FHLMC	1,848,401	992	1,170	1,848,223
Corporate debt and asset-backed securities	6,652,059	117,232	12,119	6,757,172
Equity securities	2,579	181	1	2,759
State and municipal securities	1,836,589	14,434	48,597	1,802,426
Mortgage-backed securities:
U.S. government agencies	1,098	21	2	1,117
FHLMC and FNMA debt securities	962,465	4,876	6,184	961,157
Non-agency securities	2,230,114	1	358,181	1,871,934

Total investment securities available-for-sale	$13,897,901	$137,853	$426,356	$13,609,398

Investment securities available-for-sale with an estimated fair value of $5.2 billion and $4.2 billion were pledged as collateral for borrowings, standby letters of credit, interest rate agreements and certain public deposits at March 31, 2010 and December 31, 2009, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(2) INVESTMENT SECURITIES (continued)
The following table discloses the aggregate amount of unrealized losses as of March 31, 2010 and December 31, 2009 on securities in SHUSA’s investment portfolio classified according to the amount of time that those securities have been in a continuous loss position:

	At March 31, 2010
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities
U.S. Treasury and government agency securities	$15,669	$(21)	$—	$—	$15,669	$(21)
Debentures of FHLB, FNMA and FHLMC	410,217	(483)	—	—	410,217	(483)
Corporate debt and asset-backed securities	1,287,116	(7,381)	57,926	(5,930)	1,345,042	(13,311)
State and municipal securities	332,043	(3,681)	494,526	(40,962)	826,569	(44,643)
Mortgage-backed Securities:
FHLMC and FNMA debt securities	1,039,914	(9,863)	519	(1)	1,040,433	(9,864)
Non-agency securities	—	—	1,777,221	(324,113)	1,777,221	(324,113)

Total investment securities available-for-sale	$3,084,959	$(21,429)	$2,330,192	$(371,006)	$5,415,151	$(392,435)

	At December 31, 2009
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities
U.S. Treasury and government agency securities	$199,714	$(102)	$—	$—	$199,714	$(102)
Debentures of FHLB, FNMA and FHLMC	1,250,970	(1,170)	—	—	1,250,970	(1,170)
Corporate debt and asset-backed securities	1,118,889	(4,641)	53,929	(7,478)	1,172,818	(12,119)
Equity securities	—	—	253	(1)	253	(1)
State and municipal securities	316,746	(3,243)	508,333	(45,354)	825,079	(48,597)
Mortgage-backed Securities:
U.S. government agencies	130	(2)	—	—	130	(2)
FHLMC and FNMA debt securities	729,843	(6,179)	1,468	(5)	731,311	(6,184)
Non-agency securities	11	(1)	1,874,562	(358,180)	1,874,573	(358,181)

Total investment securities available-for-sale	$3,616,303	$(15,338)	$2,438,545	$(411,018)	$6,054,848	$(426,356)

As of March 31, 2010, management has concluded that the unrealized losses above on its investment securities (which totaled 228 individual securities) are temporary in nature since they are not related to the underlying credit quality of the issuers, the principal and interest on these securities are from investment grade issuers, the Company does not intend to sell these investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.
The unrealized losses on the Company’s state and municipal bond portfolio was $44.6 million at March 31, 2010 compared to $48.6 million at December 31, 2009. This portfolio consists of 100% general obligation bonds of states, cities, counties and school districts. The portfolio has a weighted average underlying credit risk rating of AA-. These bonds are insured with various companies and as such, carry additional credit protection. The Company has determined that the unrealized losses on the portfolio are due to an increase in credit spreads (but not expected losses) and concerns with respect to the financial strength of third party insurers. However, even if it was assumed that the insurers could not honor their obligation, our underlying portfolio is still investment grade and the Company believes that we will collect all scheduled principal and interest. The Company has concluded these unrealized losses are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover its cost, which may be at maturity.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(2) INVESTMENT SECURITIES (continued)
The unrealized losses on the non-agency securities portfolio were $324.1 million at March 31, 2010 compared with $358.2 million at December 31, 2009. Other than what is described in the following paragraph, this portfolio consists primarily of highly rated non-agency mortgage-backed securities from a diverse group of issuers in the private-label market. The Company has determined that the unrealized losses on the portfolio are due to an increase in credit spreads and liquidity issues in the marketplace. The Company has concluded these unrealized losses are temporary in nature on the majority of this portfolio since we believe based on modeled projections, that there is sufficient credit subordination associated with these securities and the Company has the intent and ability to hold these investments for a time necessary to recover its cost, which may be maturity.
SHUSA has investments in certain non agency mortgage backed securities which the Company does not expect to collect all of its scheduled principal. A reserve for credit losses of $182.0 million and $206.2 million existed on these securities at March 31, 2010 and December 31, 2009 with an ending book value of $788.1 million at March 31, 2010 and $817.9 million at December 31, 2009.
Below is a rollforward of the anticipated credit losses on securities which SHUSA has recorded other-than-temporary impairment charges on through earnings (excludes other-than-temporary-impairment charges incurred in the first quarter of 2009 on our Fannie Mae and Freddie Mac preferred stock since these are equity securities).

	Three-	Three-
	Months	Months
	Ending	Ending
	March 31, 2010	March 31, 2009
Beginning balance at December 31, 2009 and December 31, 2008	$206,155	$62,834
Additions for amount related to credit loss for which an other-than-temporary-impairment was not previously recognized	—	20,504
Reductions for securities sold during the period	—	—
Reductions for increases in cash flows expected to be collected and recognized over the remaining life of security (1)	(24,143)	—
Additional increases to credit losses for previously recognized other-than-temporary-impairment charges when there is no intent to sell the security	—	22,287

Ending balance at March 31, 2010 and March 31, 2009	$182,012	$105,625

(1)	For the three month period ended March 31, 2010, SHUSA accreted into interest income $0.7 million of the expected increase in cash flow on certain non-agencies securities. The reason for the $24.1 million improvement in anticipated credit losses was due to increased prepayment speed assumptions from reduced mortgage interest rates during the first quarter as well as an improvement in expected losses.
The twelve bonds that SHUSA has recorded other-than-temporarily impairments in prior years have a weighted average S&P credit rating of CCC at March 31, 2010 and December 31, 2009. Each of these securities contains various levels of credit subordination. The underlying mortgage loans that comprise these investment securities were primarily originated in the years 2006 and 2007. Approximately 65% of these loans were jumbo loans, and approximately 68% of the collateral backing these securities were limited documentation loans. A summary of the key assumptions utilized to forecast future expected cash flows on the securities determined to have other-than-temporary-impairment were as follows at March 31, 2010 and December 31, 2009.

	March 31, 2010	December 31, 2009
Loss severity	49.47%	49.45%
Expected cumulative loss percentage	31.05%	32.15%
Cumulative loss percentage to date	3.65%	3.01%
Weighted average FICO	711	711
Weighted average LTV	70.0%	70.1%
Contractual maturities of SHUSA’s investment securities available for sale at March 31, 2010 are as follows (in thousands):

	Amortized	Fair
	Cost	Value
Due within one year	$1,073,080	$1,072,020
Due after 1 within 5 years	4,647,964	4,747,256
Due after 5 within 10 years	2,744,708	2,793,893
Due after 10 years/ no maturity	6,042,284	5,685,272

Total	$14,508,036	$14,298,441

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(3) LOANS
The following table presents the composition of the loans held for investment portfolio by type of loan and by fixed and adjustable rates at the dates indicated:

	March 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Commercial real estate loans (1) (2)	$12,440,938	21.2%	$12,453,575	21.6%
Commercial and industrial loans	11,032,337	18.8	10,754,692	18.7
Multi-family loans (2)	5,406,657	9.2	4,588,403	8.0
Other	1,274,885	2.2	1,317,204	2.3

Total commercial loans held for investment	30,154,817	51.4	29,113,874	50.6

Residential mortgages	11,013,957	18.8	10,607,626	18.4
Home equity loans and lines of credit	7,023,179	12.0	7,069,491	12.3

Total consumer loans secured by real estate	18,037,136	30.8	17,677,117	30.7

Auto loans	10,194,484	17.4	10,496,510	18.2
Other	263,174	0.4	264,676	0.5

Total consumer loans held for investment	28,494,794	48.6	28,438,303	49.4

Total loans held for investment (3)	$58,649,611	100.0%	$57,552,177	100.0%

Total loans held for investment with:
Fixed rate	$35,482,522	60.5%	$33,667,940	58.5%
Variable rate	23,167,089	39.5	23,884,237	41.5

Total loans held for investment (3)	$58,649,611	100.0%	$57,552,177	100.0%

(1)	Includes commercial construction loans of $1.8 billion and $2.6 billion at March 31, 2010 and December 31, 2009, respectively.

(2)	On January 1, 2010, the Company consolidated multifamily and commercial real estate loans which totaled $602.9 million and $277.2 million, respectively at March 31, 2010. Prior to January 1, 2010, these loans previously met the requirements for the sale of financial assets and were accounted for as off balance sheet assets. As a result of a change in accounting requirements (See Note 14), these assets no longer qualified for sale accounting and were consolidated. These assets collateralize the CMBS asset backed securitization borrowing (See Note 5) and are not available for general corporate purposes.

(3)	Total loans held for investment includes deferred loan origination costs, net of deferred loan fees and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net decrease in loans of $484.6 million and $382.6 million at March 31, 2010 and December 31, 2009, respectively. The reason for the variance was primarily due discounts related to loans acquired by SCUSA during the first quarter of 2010. Loans pledged as collateral for borrowings totaled $35.1 billion and $35.9 billion at March 31, 2010 and December 31, 2009, respectively.
The entire loans held for sale portfolio at March 31, 2010 and December 31, 2009 consists of fixed rate residential mortgages. The balance at March 31, 2010 was $75.0 million compared to $119.0 million at December 31, 2009.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(3) LOANS (continued)
The following tables present the activity in the allowance for credit losses for the periods indicated and the composition of non-performing assets at the dates indicated:

	Three-Month Period
	Ended March 31,
	2010	2009

Allowance for loan losses, beginning of period	$1,818,224	$1,102,753
Acquired allowance for loan losses due to SCUSA contribution from Parent	—	347,302
Allowance established in connection with reconsolidation of previously unconsolidated securitized assets	25,644	—
Charge-offs:
Commercial	174,604	83,855
Consumer secured by real estate	28,933	25,814
Consumer not secured by real estate	229,440	350,928

Total Charge-offs	432,977	460,597

Recoveries:
Commercial	9,880	2,976
Consumer secured by real estate	480	2,401
Consumer not secured by real estate	78,913	90,267

Total Recoveries	89,273	95,644

Charge-offs, net of recoveries	343,704	364,953
Provision for loan losses (1)	432,196	602,330

Allowance for loan losses, end of period	1,932,360	1,687,432

Reserve for unfunded lending commitments, beginning of period	259,140	65,162
Provision for unfunded lending commitments (1)	(19,489)	107,618
Reserve for unfunded lending commitments, end of period	239,651	172,780

Total allowance for credit losses, end of period	$2,172,011	$1,860,212

(1)	SHUSA defines the provision for credit losses on the consolidated statement of operations as the sum of the total provision for loan losses and provision for unfunded lending commitments.

	March 31,	December 31,
	2010	2009
Non-accrual loans:
Consumer:
Residential mortgages	$633,325	$617,918
Home equity loans and lines of credit	120,691	117,390
Auto loans and other consumer loans	310,779	535,902

Total consumer loans	1,064,795	1,271,210
Commercial	597,755	654,322
Commercial real estate	962,342	823,766
Multi-family	365,652	381,999

Total commercial loans	1,925,749	1,860,087

Total non-performing loans	2,990,544	3,131,297

Other real estate owned	90,247	73,734
Other repossessed assets	47,356	44,346

Total other real estate owned and other repossessed assets	137,603	118,080

Total non-performing assets	$3,128,147	$3,249,377

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)

(3)	LOANS (continued)
Impaired and past due loans are summarized as follows:

	March 31,	December 31,
	2010	2009
Impaired loans with a related allowance	$1,203,298	$1,193,095
Impaired loans without a related allowance	322,178	283,652

Total impaired loans	$1,525,476	$1,476,747

Allowance for impaired loans	$347,556	$363,059

Total loans past due 90 days as to interest or principal and accruing interest	$28,765	$27,321

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

	Contractual	Nonaccretable	Accretable	Carrying
	Receivable Amount	Yield	Yield	Amount
Balance at January 1, 2010	$2,042,594	$(225,949)	$(35,207)	$1,781,438
Additions (Loans acquired during the period)	1,028,294	(122,481)	—	905,813
Customer repayments	(240,732)	—	—	(240,732)
Charge-offs	(32,462)	32,462	—	—
Accretion of loan discount	—	—	3,446	3,446

Balance at March 31, 2010	$2,797,694	$(315,968)	$(31,761)	$2,449,965

(4) DEPOSIT PORTFOLIO COMPOSITION
The following table presents the composition of deposits and other customer accounts at the dates indicated:

	March 31, 2010			December 31, 2009
			Weighted			Weighted
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate
Demand deposit accounts	$6,864,982	16.3%	—%	$7,237,730	16.3%	—%
NOW accounts	5,541,335	13.1	0.16	5,703,789	12.8	0.16
Money market accounts	13,701,439	32.5	0.65	13,158,001	29.6	0.82
Savings accounts	3,609,518	8.6	0.11	3,537,983	8.0	0.14
Certificates of deposit	7,491,540	17.8	1.36	8,515,350	19.2	1.64

Total retail and commercial deposits	37,208,814	88.3	0.55	38,152,853	85.9	0.69
Wholesale NOW accounts	32,203	0.1	0.35	27,570	0.1	0.50
Wholesale money market accounts	—	—	0.00	486,944	1.1	0.19
Wholesale certificates of deposit	1,063,472	2.5	2.29	1,724,841	3.8	2.20

Total wholesale deposits	1,095,675	2.6	2.23	2,239,355	5.0	1.74
Government deposits	2,080,694	4.9	0.27	2,231,752	5.0	0.14
Customer repurchase agreements	1,756,135	4.2	0.22	1,804,105	4.1	0.22

Total deposits	$42,141,318	100.0%	0.56%	$44,428,065	100.0%	0.69%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(5) BORROWINGS AND OTHER DEBT OBLIGATIONS
The following table presents information regarding borrowings and other debt obligations at the dates indicated:

	March 31, 2010		December 31, 2009
		Effective		Effective
	Balance	Rate	Balance	Rate
Sovereign Bank borrowings and other debt obligations:
Securities sold under repurchase agreements	$1,021,137	0.21%	$—	—%
Fed funds purchased	1,861,000	0.16	1,000,000	0.25
FHLB advances	10,806,959	2.93	12,056,294	2.64
Reit preferred	146,474	14.24	146,115	14.34
CMBS asset-backed securitization	860,485	5.80	—	—
Senior notes	1,346,801	3.92	1,346,373	3.92
Subordinated notes	1,605,053	5.90	1,663,399	5.84
Holding company borrowings and other debt obligations:
SCUSA unsecured note, due December 2010	200,000	2.01	28,000	4.48
SCUSA subordinated revolving credit facility, due December 2010	100,000	1.98	100,000	3.23
SCUSA subordinated revolving credit facility, due December 2010	102,000	2.22	117,000	4.24
SCUSA warehouse line with Wachovia, NA, due May 2011	1,000,000	1.74	1,000,000	2.01
SCUSA warehouse lines with Santander and related subsidiaries	4,815,371	1.53	4,031,267	1.94
SCUSA warehouse line with Credit Suisse, due March 2011	250,000	1.33	—	—
4.80% senior notes, due September 2010	299,867	4.80	299,788	4.80
4.90% senior notes, due September 2010	248,945	4.92	248,393	4.93
2.50% senior notes, due June 2012	249,002	3.73	248,895	3.73
Floating rate senior notes, due March 2010	—	—	299,956	0.48
Santander Puerto Rico fixed rate senior notes, due February 2010	—	—	250,000	0.61
Subordinated notes	750,133	5.96	—	—
TALF loan	289,141	2.22	320,133	2.13
Asset-backed notes	1,690,627	5.30	1,929,706	4.49
Credit facilities	—	—	890,000	0.30
Junior subordinated debentures due to Capital Trust Entities	1,188,636	6.53	1,259,832	6.46

Total borrowings and other debt obligations	$28,831,631	3.11%	$27,235,151	2.99%

In March 2010, the Company issued $750 million of subordinated notes to Santander, which matures in March 2020. This subordinated note bears interest at 5.75% until March 2015 and then bears interest at 6.25% until maturity. Interest is being recognized at the effective interest rate of 5.96%.
Additionally, in March 2010, the Company issued 3 million shares of common stock to Santander which raised proceeds of $750 million. SHUSA utilized the proceeds of this offering and the subordinated debt to pay down the $890 million line of credit agreement with Banco Santander and a $250 million term borrowing with an affiliate of Santander.
In March 2010, the Company, through its SCUSA subsidiary, entered into a $250 million warehouse line of credit agreement with Credit Suisse. This line of credit bears interest at the commercial paper rate plus 90 basis points and will mature on March 17, 2011.
In the first quarter of 2010, SHUSA consolidated a commercial mortgage backed securitization (“CMBS”) related to a change in accounting principle which became effective on January 1, 2010. The Company owns the subordinated certificates issued by the securitization (“controlling class certificate holders”) which have an outstanding balance of $19.9 million. The holder of these certificates receive the residual cash flows of the trust each month, if any, and incur the initial credit losses for the underlying loans collateralizing the debt certificates. Additionally, the controlling class certificate holders have the right to determine which party should be assigned the role of special servicer for the trust. The special servicer decides how delinquent loans should be serviced in order to maximize cash flows for the benefit of the certificate holders. Since SHUSA held the controlling class certificates the Company determined it was the primary beneficiary of the Trust and as a result consolidated its assets and liabilities. This non-cash transaction increased borrowings by $860.5 million on March 31, 2010. These borrowings are collateralized by certain commercial real estate and multifamily loans. No other claims against the Company’s assets can be made by any of the certificate holders in the CMBS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(6) DERIVATIVES
During the three-month period ended March 31, 2009, the Company retired $1.4 billion of advances from the FHLB incurring prepayment penalties of $68.7 million. This decision was made to reduce interest expense in future periods since the advances were at above market interest rates due to the low rate environment at the time.
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
Fair Value Hedges. SHUSA has historically entered into pay-variable, receive-fixed interest rate swaps to hedge changes in fair values of certain brokered certificates of deposits and certain debt obligations. Additionally, SHUSA through its SCUSA subsidiary, enters into pay-fixed, receive variable interest rate swaps to hedge changes in fair value of certain longer term assets. SHUSA had no fair value hedges outstanding at March 31, 2010. For the three-month period ended March 31, 2009, income of $2.0 million, respectively, were recorded in earnings associated with hedge ineffectiveness.
Cash Flow Hedges. SHUSA hedges exposures to changes in cash flows associated with forecasted interest payments on variable-rate liabilities, through the use of pay-fixed, receive variable interest rate swaps. The last of the hedges is scheduled to expire in January 2016. For the three months ended March 31, 2010 and March 31, 2009, no hedge ineffectiveness was recognized as income in earnings associated with cash flow hedges. During the three months ended March 31, 2010 and 2009, $3.7 million and $8.7 million of losses deferred in accumulated other comprehensive income were recorded as interest expense as a result of discontinuance of cash flow hedges for which the forecasted transaction was probable of occurring. As of March 31, 2010, SHUSA expects approximately $9.7 million of the deferred net after-tax loss on derivative instruments included in accumulated other comprehensive income to be reclassified to earnings during the next twelve months. The effective portion of gains and losses on derivative instruments designated as cash flow hedges recorded in other comprehensive income and reclassified into earnings resulted in an increase of $72.9 million to interest expense for the three-month period ended March 31, 2010. The effective portion of the unrealized gain recognized in other comprehensive income on cash flow hedges was $87.6 million for the three-month period ended March 31, 2010.
Other Derivative Activities. SHUSA’s derivative portfolio also includes derivative instruments include mortgage banking interest rate lock commitments and forward sale commitments used for risk management purposes and derivatives executed with commercial banking customers, primarily interest rate swaps and foreign currency contracts. The Company also enters into precious metals customer forward purchase arrangements and forward sale agreements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(6) DERIVATIVES (continued)
SCUSA has entered into interest rate swap agreements to hedge variable rate liabilities associated with securitization trust agreements. SCUSA has over time repurchased $93 million of borrowings from the securitization trust; however, the trust documents have prevented SCUSA from terminating the associated interest rate swap agreements. Therefore, SCUSA has designated the hedges, whose notional value was $71.1 million as of March 31, 2010, as trading hedges and records changes in the market value of these hedges through earnings.
Additionally, SCUSA has derivative positions with notionals totaling $3.1 billion and $3.5 billion which were not designated to obtain hedge accounting treatment at March 31, 2010 and December 31, 2009. SHUSA recorded a charge of $4.5 million for the three month period ended March 31, 2010 associated with these positions.
All derivative contracts are valued using either cash flow projection models or observable market prices. Pricing models used for valuing derivative instruments are regularly validated by testing through comparison with third parties.
Shown below is a summary of the derivatives designated as accounting hedges at March 31, 2010 and December 31, 2009:

	Notional			Receive	Pay	Life
	Amount	Asset	Liability	Rate	Rate	(Years)
March 31, 2010
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	$7,550,164	$—	$192,733	0.27%	3.80%	2.4

December 31, 2009
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	$6,565,898	$—	$204,034	0.56%	3.86%	2.0
Summary information regarding other derivative activities at March 31, 2010 and December 31, 2009 follows:

	March 31,	December 31,
	2010	2009
	Asset	Asset
	(Liability)	(Liability)
Mortgage banking derivatives:
Forward commitments to sell loans	$(5)	$2,013
Interest rate lock commitments	1,105	325

Total mortgage banking risk management	1,100	2,338

Swaps receive fixed	286,790	266,770
Swaps pay fixed	(284,507)	(266,355)

Net customer related interest rate hedges	2,283	415

Precious metals forward sale agreements	(647)	1,421
Precious metals forward purchase arrangements	646	(1,421)
Foreign exchange contracts	5,089	5,852

Total	$8,471	$8,605

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(6) DERIVATIVES (continued)
The following financial statement line items were impacted by SHUSA’s derivative activity as of and for the three months ended March 31, 2010:

	Balance Sheet Effect at	Income Statement Effect For The Three Months Ended
Derivative Activity	March 31, 2010	March 31, 2010
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Increases to other liabilities and deferred taxes of $192.7 million and $69.3 million, respectively, and a decrease to stockholders’ equity of $120.6 million.	Decrease in net interest income of $73.0 million.

Other hedges:

Forward commitments to sell loans	Increase to other liabilities of $5 thousand.	Decrease in mortgage banking revenues of $2.0 million.

Interest rate lock commitments	Increase to mortgage loans of $1.1 million.	Increase in mortgage banking revenues of $0.8 million.

Net customer related hedges	Increase to other assets of $2.3 million.	Increase in capital markets revenue of $1.9 million.

Forward commitments to sell and purchase precious metals inventory	Insignificant balance sheet effect at March 31, 2010.	No income statement effect.

Foreign exchange	Increase to other assets of $5.1 million.	Increase in commercial banking fees of $0.8 million.
The following financial statement line items were impacted by SHUSA’s derivative activity as of December 31, 2009 and for the three months ended March 31, 2009:

	Balance Sheet Effect at	Income Statement Effect For The Three Months Ended
Derivative Activity	December 31, 2009	March 31, 2009
Fair value hedges:
Receive fixed-pay variable interest rate swaps	No derivative positions designated in fair value hedging relationships as of December 31, 2009.	Increase in net interest income of $0.6 million.

Cash flow hedges:

Pay fixed-receive variable interest rate swaps	Increases to other liabilities and deferred taxes of $204.0 million and $74.2 million, respectively and a net decrease to stockholders’ equity of $129.8 million.	Decrease in net interest income of $67.7 million.

Other hedges:

Forward commitments to sell loans	Increase to other assets of $2.0 million.	Decrease in mortgage banking revenues of $12.4 million.

Interest rate lock commitments	Increase to mortgage loans of $0.3 million.	Increase in mortgage banking revenues of $3.4 million.

Net customer related hedges	Increase to other assets of $0.4 million.	Decrease in capital markets revenue of $2.0 million.

Forward commitments to sell and purchase precious metals inventory	Insignificant balance sheet effect at December 31, 2009.	No income statement effect.

Foreign exchange	Increase to other assets of $5.9 million.	Decrease in commercial banking fees of $2.0 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(7) COMPREHENSIVE (LOSS)/INCOME
The following table presents the components of comprehensive income, net of related tax, for the periods indicated:

	Three-Month Period
	Ended March 31,
	2010	2009
Net income/(loss)	$93,161	$(767,133)
Change in accumulated gains on cash flow hedge derivative financial instruments, net of tax	12,403	37,048
Change in unrealized gains/(losses) on investment securities available-for-sale, net of tax	52,754	(9,934)
Less reclassification adjustment, net of tax:
Derivative instruments	(2,307)	(5,516)
Pensions	(302)	(796)
Investments available-for-sale	16,744	(49,415)

Comprehensive income	$144,183	$(684,292)

Accumulated other comprehensive (loss)/income, net of related tax, consisted of net unrealized losses on securities of $140.4 million (which includes $111.8 million of unrealized other-than-temporary-impairment loss recognized in accumulated other comprehensive income), net accumulated losses on unfunded pension liabilities of $15.6 million and net accumulated losses on derivatives of $142.9 million at March 31, 2010 and net unrealized losses on securities of $176.4 million (which includes $123.4 million of unrealized other-than-temporary-impairment losses recognized in accumulated other comprehensive income), net accumulated losses on unfunded pension liabilities of $15.9 million and net accumulated losses on derivatives of $157.6 million at December 31, 2009.
(8) MORTGAGE SERVICING RIGHTS
At March 31, 2010 and December 31, 2009, SHUSA serviced residential real estate loans for the benefit of others totaling $14.6 billion and $14.8 billion, respectively. The fair value of the servicing portfolio at March 31, 2010 and December 31, 2009 was $135.6 million and $127.9 million, respectively. For the three months ended March 31, 2010, SHUSA recorded $14.7 million of recoveries on our mortgage servicing rights resulting from slower expected prepayments on our mortgages. The following table presents a summary of the activity of the asset established for the Company’s residential mortgage servicing rights.

Gross balance as of December 31, 2009	$179,643
Mortgage servicing assets recognized	5,724
Amortization	(12,952)

Gross balance at March 31, 2010	172,415
Valuation allowance	(37,399)

Balance as March 31, 2010	$135,016

The fair value of our residential mortgage servicing rights is estimated using a discounted cash flow model. This model estimates the present value of the future net cash flows of the servicing portfolio based on various assumptions. The most important assumptions in the valuation of residential mortgage servicing rights are anticipated loan prepayment rates (CPR speed) and the positive spread we receive on holding escrow related balances. Increases in prepayment speeds result in lower valuations of mortgage servicing rights. The escrow related credit spread is the estimated reinvestment yield earned on the serviced loan escrow deposits. Increases in escrow related credit spreads result in higher valuations of mortgage servicing rights. For each of these items, SHUSA must make assumptions based on current market information and future expectations. All of the assumptions are based on standards that the Company believes would be utilized by market participants in valuing mortgage servicing rights and are consistently derived and/or benchmarked against independent public sources. Additionally, an independent appraisal of the fair value of the Company’s residential mortgage servicing rights is obtained annually and is used by management to evaluate the reasonableness of the assumptions used in the Company’s discounted cash flow model.
Listed below are the most significant assumptions that were utilized by SHUSA in its evaluation of residential mortgage servicing rights for the periods presented.

	March 31, 2010	December 31, 2009	March 31, 2009	December 31, 2008
CPR speed	21.56%	24.44%	32.44%	29.65%
Escrow credit spread	3.06%	3.17%	4.01%	4.35%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(8) MORTGAGE SERVICING RIGHTS (continued)
A valuation allowance is established for the excess of the cost of each residential mortgage servicing asset stratum over its estimated fair value. Activity in the valuation allowance for mortgage servicing rights for the three months ended March 31, 2010 consisted of the following:

Balance as of December 31, 2009	$52,089
Net decrease in valuation allowance for mortgage servicing rights	(14,690)
Balance as March 31, 2010	$37,399

SHUSA also originates and sells multi-family loans in the secondary market to Fannie Mae while retaining servicing. At March 31, 2010 and December 31, 2009, SHUSA serviced $12.2 billion and $12.3 billion of loans for Fannie Mae, respectively, and as a result has recorded servicing assets of $7.4 million and $9.3 million, respectively. SHUSA recorded servicing asset amortization of $2.4 million and $2.2 million related to the multi-family loans sold to Fannie Mae for the three-months ended March 31, 2010 and 2009, respectively. SHUSA recorded a multi-family servicing recovery of $0.4 million for the three-month period ended March 31, 2010, compared to a net impairment of $3.5 million for the corresponding period in the prior year.
SHUSA had gains on the sale of mortgage loans, multi-family loans and home equity loans of $7.8 million for the three-month period ended March 31, 2010, compared with losses of $38.5 million for the corresponding period ended March 31, 2009. The three-month period ended March 31, 2009 included charges of $48.1 million to increase our recourse reserves associated with the sales of multifamily loans to Fannie Mae. No such charges were recorded in the first quarter of 2010. SHUSA now has recourse reserves of $179.1 million associated with multi-family loans sold to Fannie Mae, on which SHUSA’s maximum credit exposure is $244.6 million.
(9) BUSINESS SEGMENT INFORMATION
For segment reporting purposes, SCUSA has been reflected as a stand-alone business segment. With the exception of this segment, SHUSA’s segment results are derived from the Company’s business unit profitability reporting system by specifically attributing managed balance sheet assets, deposits and other liabilities and their related interest income or expense to each of our segments. Funds transfer pricing methodologies are utilized to allocate a cost for funds used or a credit for funds provided to business line deposits, loans and selected other assets using a matched funding concept. The provision for credit losses recorded by each segment is based on the net charge-offs of each line of business and changes in specific reserve levels for loans in the segment and the difference between the provision for credit losses recognized by the Company on a consolidated basis and the provision recorded by the business line recorded in the Other segment. Other income and expenses directly managed by each business line, including fees, service charges, salaries and benefits, and other direct expenses as well as certain allocated corporate expenses are accounted for within each segment’s financial results. Where practical, the results are adjusted to present consistent methodologies for the segments. Accounting policies for the lines of business are the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
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
The following tables present certain information regarding the Company’s segments.

For the three-month period ended		Specialized	Middle
March 31, 2010	Retail	Business(1)	Market	SCUSA	Other (3)	Total

Net interest income/(expense)	$175,418	$67,925	$86,019	$359,225	$69,171	$757,758
Fees and other income	118,423	9,637	18,100	14,283	15,817	176,260
Provision for credit losses	65,465	103,541	31,531	205,707	6,463	412,707
General and administrative expenses	226,695	24,885	31,686	64,736	14,913	362,915
Income/(loss) before income taxes(1)	(17,698)	(51,061)	38,525	102,124	62,951	134,841
Intersegment revenue/(expense) (2)	(25,464)	(141,112)	(19,076)	—	185,652	—
Total average assets	$21,629,379	$15,456,191	$11,433,363	$8,779,135	$25,761,928	$83,059,996

For the three-month period ended		Specialized	Middle
March 31, 2009	Retail	Business(1)	Market	SCUSA	Other (3)	Total

Net interest income/(expense)	$126,470	$84,444	$75,319	$333,060	$22,836	$642,129
Fees and other income	99,550	(41,368)	12,540	7,171	19,880	97,773
Provision for credit losses	38,058	137,712	137,946	204,947	191,285	709,948
General and administrative expenses	269,774	30,355	37,173	54,785	12,876	404,963
Income/(loss) before income taxes(1)	(103,209)	(125,182)	(88,528)	80,138	(501,113)	(737,894)
Intersegment revenue/(expense) (2)	14,963	(179,689)	(35,727)	—	200,453	—
Total average assets	$22,949,999	$21,638,057	$13,175,934	$6,257,376	$19,033,123	$83,054,489

(1)	Included in fees and other income in the Retail Segment are $14.7 million of residential servicing right recoveries that were recorded in the first quarter of 2010 compared to impairment charges of $14.1 million in the first quarter of 2009. Additionally, the Specialized Business Segment includes a charge of $48.1 million associated with increasing multi-family recourse reserves for loans sold to Fannie Mae the first quarter of 2009. See Note 8 for further discussion on these items.

(2)	Intersegment revenue/ (expense) represent charges or credits for funds used or provided by each of the segments and are included in net interest income.

(3)	Included in Other for the three months ended March 31, 2009 were other-than-temporary-impairment charges of $36.9 million on FNMA and FHLMC preferred stock and an other-than-temporary-impairment charge of $42.8 million on non-agency mortgage backed securities. Results also included transaction related and integration charges and other restructuring costs of $164.6 million and debt extinguishment charges of $68.7 million for the three months ended March 31, 2009, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(10) INCOME TAXES
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
The income taxes topic of the FASB Accounting Standards Codification suggests that additional scrutiny should be given to deferred tax assets of an entity with cumulative pre-tax losses during the three most recent years and is widely considered significant negative evidence that is objective and verifiable and therefore, difficult to overcome. During the three years ended December 31, 2008, we had cumulative pre-tax losses and considered this factor in our analysis of deferred tax assets at year-end. Additionally, based on the continued economic uncertainty that existed at that time, it was determined that it was probable that the Company would not generate significant pre-tax income in the near term on a stand-alone basis. As a result of these facts, SHUSA recorded a $1.43 billion valuation allowance against its deferred tax assets for the year-ended December 31, 2008.
During 2009, Santander contributed SCUSA into the Company. SCUSA generated pretax income of $332.2 million in 2009 compared to $261.6 million and $260.8 million in 2008 and 2007. As a result of this contribution, SHUSA updated its deferred tax realizability analysis by incorporating future projections of taxable income that will be generated by SCUSA. As a result of incorporating future taxable income projections of SCUSA, the Company was able to reduce its deferred tax valuation allowance by $1.3 billion for the year ended December 31, 2009. SHUSA continues to maintain a valuation allowance of $418 million and $408 million at March 31, 2010 and December 31, 2009, respectively, related to deferred tax assets that will not be realized based on the current earning projections discussed above. The future realizability of our deferred tax assets will be dependent on the earnings generated by SHUSA and its subsidiaries, primarily SCUSA and Sovereign Bank. The actual earnings generated by these entities in the future could impact the realizably (either negatively or positively) of our deferred tax assets in future periods.
At March 31, 2010, the Company had net unrecognized tax benefits related to uncertain tax positions of $81.6 million, which represents the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Gross unrecognized tax benefits at December 31, 2009	$97,048
Additions based on tax positions related to the current year	262
Additions based on tax positions related to prior years	459
Settlements	—
Reductions based on tax positions related to prior years	—

Gross unrecognized tax benefits at March 31, 2010	97,769
Less: Federal, state and local income tax benefits	(16,193)

Total unrecognized tax benefits that, if recognized, would impact the effective income tax rate as of March 31, 2010	$81,576

SHUSA recognizes penalties and interest accrued related to unrecognized tax benefits within income tax expense on the Consolidated Statement of Operations. During the three-month period ended March 31, 2010, SHUSA recognized increases of approximately $0.7 million in interest and penalties compared to decreases of $0.9 million for the corresponding period in the prior year. Included in gross unrecognized tax benefits at March 31, 2010 was approximately $15.0 million for the potential payment of interest and penalties.
SHUSA is subject to the income tax laws of the Unites States, its states and municipalities and certain foreign countries. These tax laws are complex and are potentially subject to different interpretations by the taxpayer and the relevant Governmental taxing authorities. In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of these inherently complex tax laws.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(10) INCOME TAXES (continued)
Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. SHUSA reviews its tax balances quarterly and as new information becomes available, the balances are adjusted, as appropriate. The Company is subject to ongoing tax examinations and assessments in various jurisdictions. In late 2008, the Internal Revenue Service (the “IRS”) completed its examination of the Company’s federal income tax returns for the years 2002 through 2005. Included in this examination cycle are two separate financing transactions with an international bank totaling $1.2 billion. As a result of these transactions, SHUSA was subject to foreign taxes of $154.0 million during the years 2003 through 2005 and claimed a corresponding foreign tax credit for foreign taxes paid during those years. In 2006 and 2007, SHUSA was subject to an additional $87.6 million and $22.5 million, respectively, of foreign taxes related to these financing transactions and claimed a corresponding foreign tax credit. The IRS issued a notification of adjustment disallowing the foreign tax credits taken in 2003-2005 in the amount of $154.0 million related to these transactions; disallowing deductions for issuance costs and interest expense related to the transaction which would result in an additional tax liability of $24.9 million and assessed interest and potential penalties, the combined amount of which totaled approximately $70.8 million. SHUSA has paid the additional tax due resulting from the IRS’ adjustments, as well as the assessed interest and penalties and has filed a lawsuit seeking the refund of those amounts in Federal District Court. In addition, the IRS has commenced its audit for the years 2006 and 2007. We expect that in the future the IRS will propose to disallow the foreign tax credits and deductions taken in 2006 and 2007 of $87.6 million and $22.5 million, respectively; disallow deductions for issuance costs and interest expense which would result in an additional tax liability of $37.1 million; and to assess interest and penalties. SHUSA continues to believe that it is entitled to claim these foreign tax credits taken with respect to the transactions and also continues to believe it is entitled to tax deductions for the related issuance costs and interest deductions based on tax law. SHUSA also believes that its recorded tax reserves for its position of $57.8 million adequately provides for any potential exposure to the IRS related to these items. However, as the Company continues to go through the litigation process, we will continue to evaluate the appropriate tax reserve levels for this position and any changes made to the tax reserves may materially affect SHUSA’s income tax provision, net income and regulatory capital in future periods.
(11) RELATED PARTY TRANSACTIONS
See Note 5 for a listing of the various debt agreements SHUSA’s subsidiary SCUSA has with Santander.
In March 2010, SHUSA issued to Santander, 3,000,000 shares of SHUSA’s Common Stock, raising proceeds of $750 million.
SHUSA has $1.7 billion of public securities that consists of various senior note obligations, trust preferred security obligations and preferred stock issuances. Santander owns approximately 35% of these securities as of March 31, 2010.
Santander has provided guarantees on the covenants, agreements and obligations of SCUSA under the governing documents where SCUSA is a party for the securitizations. This includes, but is not limited to, the obligations of SCUSA as servicer and transferor to repurchase certain receivables.
SHUSA has entered into interest rate swap agreements with Santander to hedge interest rate risk on floating rate tranches of its securitizations and FHLB advances which have a notional value of $6.1 billion.
In 2006, Santander extended a total of $425 million in unsecured lines of credit to Sovereign Bank for federal funds and Eurodollar borrowings and for the confirmation of standby letters of credit issued by Sovereign Bank. This line is at a market rate and in the ordinary course of business and can be cancelled by either Sovereign Bank or Santander at any time and can be replaced by Sovereign Bank at any time. In the first quarter of 2009, this line was increased to $2.5 billion. During the three months ended March 31, 2010 and 2009, respectively, the average balance outstanding under these commitments was $404.1 million and $100.2 million. As of March 31, 2010, there was no outstanding balance on the unsecured lines of credit for federal funds and Eurodollar borrowings. Sovereign Bank paid approximately $3.1 million in fees to Santander in the three month period ended March 31, 2010 in connection with these commitments compared to $1.3 million in fees in the corresponding period in the prior year.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(11) RELATED PARTY TRANSACTIONS (continued)
In 2009 the Company, and its affiliates, entered into various service agreements with Santander and its affiliates. Each of the agreements was done in the ordinary course of business and on market terms. The agreements are as follows:
•	Nw Services Co., a Santander affiliate doing business as Aquanima, is under contract with Sovereign Bank to provide procurement services, with fees paid in the first quarter of 2010 in the amount of $0.6 million.
•	Geoban, S.A., a Santander affiliate, is under contract with Sovereign Bank to provide services in the form debit card disputes and claims support, and consumer and mortgage loan set-up and review. There were no fees paid in the first quarter of 2010 with respect to this agreement.
•	Ingenieria De Software Bancario S.L., a Santander affiliate, is under contract with Sovereign Bank to provide information technology development, support and administration, with fees paid in the first quarter of 2010 in the amount of $1.9 million.
•	Produban Servicios Informaticos Generales S.L., a Santander affiliate, is under contract with Sovereign Bank to provide professional services, and administration and support of information technology production systems, telecommunications and internal/external applications, with fees paid in the first quarter of 2010 in the amount of $2.8 million.
•	Santander Back-Offices Globales Mayoristas S.A., a Santander affiliate, is under contract with Sovereign Bank to provide logistical support for Sovereign Bank’s derivative and hedging transactions and programs. There were no fees paid in the first quarter of 2010 with respect to this agreement.
•	Santander Global Facilities (“SGF”), a Santander affiliate, is under contract with Sovereign Bank to provide administration and management of employee benefits and payroll functions for Sovereign Bank and other affiliates, with fees paid in the first quarter of 2010 in the amount of $0.2 million.
•	SGF is under contract with Sovereign Bank and other Santander affiliates pursuant to which Sovereign Bank shall share in certain employee benefits and payroll processing services provided by third party vendors through sponsorship by SGF. In the first quarter of 2010, fees in the amount of $1.3 million were paid to SGF with respect to this agreement.
•	SGF is under contract with Sovereign Bank to provide property management services with fees paid in the first quarter of 2010 in the amount of $2.2 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(12) FAIR VALUE
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
The Company’s residential loan held for sale portfolio had an aggregate fair value of $75.0 million at March 31, 2010. The contractual principal amount of these loans totaled $73.5 million. The difference in fair value compared to the principal balance was $1.5 million which was recorded in mortgage banking revenues during the three-month period ended March 31, 2010. Substantially all of these loans are current and none are in non-accrual status. Interest income on these loans is credited to interest income as earned. The fair value of these loans is estimated based upon the anticipated exit prices for these loans in the secondary market to agency buyers such as Fannie Mae and Freddie Mac. Practically all of our residential loans held for sale portfolio is sold to these two agencies.
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
Currently, the Company uses derivative instruments to manage its interest rate risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based inputs such as the forward swap curve.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that the majority of its derivative valuations are classified in Level 2 of the fair value hierarchy.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(12) FAIR VALUE (continued)
When estimating the fair value of its loans held for sale portfolio, interest rates and general conditions in the principal markets for the loans are the most significant underlying variables that will drive changes in the fair values of the loans, not borrower-specific credit risk since substantially all of the loans are current.
The following table presents the assets that are measured at fair value on a recurring basis by level within the fair value hierarchy as reported on the consolidated balance sheet at March 31, 2010. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands).

	Fair Value Measurements at Reporting Date Using:
	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable Inputs	Unobservable Inputs	Balance at
	Assets (Level 1)	(Level 2)	(Level 3)	March 31, 2010
Assets:
US Treasury and government agency securities	$—	$15,669	$—	$15,669
Debentures of FHLB, FNMA and FHLMC	—	691,111	—	691,111
Corporate debt and asset-backed securities	—	7,702,542	53,087	7,755,629
Equity securities	—	2,759	—	2,759
State and municipal securities	—	2,107,152	—	2,107,152
Mortgage backed securities	—	1,947,380	1,778,741	3,726,121

Total investment securities available-for-sale	—	12,466,613	1,831,828	14,298,441
Loans held for sale	—	75,011	—	75,011
Derivatives	—	(193,293)	(18,477)	(211,770)

Total	$—	$12,348,331	$1,813,351	$14,161,682

SHUSA’s Level 3 assets are primarily comprised of certain non-agency mortgage backed securities. These investments are thinly traded and SHUSA determines the estimated fair values for these securities by evaluating pricing information from a combination of sources such as third party pricing services, third party broker quotes for certain securities and from other independent third party valuation sources. These quotes are benchmarked against similar securities that are more actively traded in order to assess the reasonableness of the estimated fair values. The fair market value estimates we assign to these securities assume liquidation in an orderly fashion and not under distressed circumstances. Due to the continued illiquidity and credit risk of certain securities, the market value of these securities is highly sensitive to assumption changes and market volatility.
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

	Quoted Prices in Active	Significant Other	Significant
	Markets for	Observable Inputs	Unobservable
	Identical Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
March 31, 2010
Loans (1)	$—	$1,525,476	$—	$1,525,476
Foreclosed assets (2)	—	23,862	—	23,862
Mortgage servicing rights (3)	—	—	142,383	142,383

December 31, 2009
Loans (1)	$—	$1,476,747	$—	$1,476,747
Foreclosed assets (2)	—	118,080	—	118,080
Mortgage servicing rights (3)	—	—	136,874	136,874

(1)	These balances are measured at fair value on a non-recurring basis using the fair value of the underlying collateral.

(2)	Represents the fair value of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

(3)	These balances are measured at fair value on a non-recurring basis. Mortgage servicing rights are stratified for purposes of the impairment testing.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)

(12)	FAIR VALUE (continued)
The following table presents the increase/(decrease) in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the income statement, relating to assets held at period end.

	Three Months ended March 31,
	2010	2009
Loans	$15,503	$(186,531)
Foreclosed assets	(1,499)	(1,487)
Mortgage servicing rights	15,091	(17,645)

	$29,095	$(205,663)

The table below presents the changes in our Level 3 balances for the three-month period ended March 31, 2010.

	Investments	Mortgage
	Available-for-Sale	Servicing Rights	Derivatives	Total
Balance at December 31, 2009	$1,938,576	$136,874	$(24,585)	$2,050,865
Gains/(losses) in other comprehensive income	29,972	—	3,928	33,900
Gains/(losses) in earnings	(1,860)	15,091	2,180	15,411
Additions	—	5,724	—	5,724
Repayments	(134,860)	—	—	(134,860)
Sales/Amortization	—	(15,306)	—	(15,306)

Balance at March 31, 2010	$1,831,828	$142,383	$(18,477)	$1,955,734

(13) FAIR VALUE OF FINANCIAL INSTRUMENTS
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
Accordingly, the aggregate fair value amounts presented below do not represent the underlying value to SHUSA (in thousands):

	March 31, 2010		December 31, 2009
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Financial Assets:
Cash and amounts due from depository institutions	$1,332,824	$1,332,824	$2,323,290	$2,323,290
Investment securities:
Available-for-sale	14,298,441	14,298,441	13,609,398	13,609,398
Loans held for investment, net	56,717,251	54,446,547	55,733,953	53,483,141
Loans held for sale	75,011	75,011	118,994	118,994
Mortgage servicing rights	142,383	152,101	136,874	139,992
Mortgage banking forward commitments	(5)	(5)	2,013	2,013
Mortgage interest rate lock commitments	1,105	1,105	325	325
Financial Liabilities:
Deposits	42,141,318	41,252,157	44,428,065	43,699,060
Borrowings and other debt obligations	28,831,631	29,841,840	27,235,151	27,961,841

Interest rate derivative instruments	212,869	212,869	220,387	220,387
Precious metal forward sale agreements	(647)	(647)	1,421	1,421
Precious metal forward settlement arrangements	646	646	(1,421)	(1,421)
Unrecognized financial instruments:(1)
Commitments to extend credit	91,592	91,518	95,354	95,278

(1)	The amounts shown under “carrying value” represent accruals or deferred income arising from those unrecognized financial instruments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)

(13)	FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINIANCIAL STATEMENTS
(dollars in thousands, expect per share amounts)
(Unaudited)
(14) RECENT ACCOUNTING PRONOUNCEMENTS
In June 2009, the FASB issued an amendment to the transfers and servicing topic of the FASB Accounting Standards Codification. This will eliminate the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and require additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. It also amends the consolidation guidance applicable to variable interest entities. It is effective on January 1, 2010 for the Company and it resulted in the reconsolidation of certain assets and liabilities in qualified special purpose entities in the Company’s statement of financial position. As a result of this standard, SHUSA consolidated approximately $866.3 million of loans, net of allowance for loan losses, and $870.1 million of borrowings on its balance sheet at January 1, 2010 that no longer qualified for sale accounting. See Note 5 for a description of why SHUSA determined it was the primary beneficiary of this securitization vehicle which was consolidated. The consolidation of these assets and liabilities did not have a significant impact on the Consolidated Statement of Operations.
In January 2010, the FASB issued authoritative guidance aimed at improving disclosures about fair value measurements. This guidance adds new disclosure requirements for transfers into and out of fair value hierarchy Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing disclosure requirements regarding the level of disaggregation for classes of assets and liabilities, and about inputs and valuation techniques used to measure fair value. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009 (except for certain Level 3 disclosures), and the Company adopted this guidance effective January 1, 2010. During the first quarter of 2010, SHUSA had no transfers between items classified as Level 1 and 2. The disclosures required by this pronouncement are included in Note 12 and 13.
(15) TRANSACTION RELATED AND INTEGRATION CHARGES AND OTHER RESTRUCTURING COSTS, NET
SHUSA recorded charges against its earnings for the three-month period ending March 31, 2009 for transaction related and integration charges and other restructuring costs of $164.6 million pre-tax, which were comprised of the following:

Three-Month Period Ended
March 31, 2009
Severance	$72,694
Restricted stock acceleration charges	45,037
Miscellaneous deal costs and other	46,844

Transaction related and integration charges	$164,575

The status of the reserves related to merger, restructuring and other expenses is summarized as follows:

	Contract
	Termination	Severance	Total
Reserve balance at December 31, 2009	$27,805	$46,900	$74,705
Charge recorded in earnings	—	—	—
Payments	(2,036)	(11,336)	(13,372)

Reserve balance at March 31, 2010	$25,769	$35,564	$61,333

(16) SUBSEQUENT EVENT
In April, the Company sold the controlling class certificates in the CMBS securitization that was consolidated and as such will no longer have the risks and rewards of owning the subordinated certificates. Additionally, the Company will no longer have the ability to decide which party should service problem loans in order to maximize cash flows of the underlying trust. Therefore, SHUSA will no longer be considered the primary beneficiary of the CMBS securitization trust and as a result will deconsolidate the net assets and liabilities of this vehicle in the second quarter which totaled $860.5 million.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY
SHUSA is comprised of two major subisidiaries, Sovereign Bank and Santander Consumer USA (“SCUSA”) Sovereign Bank is a $74.7 billion financial institution as of March 31, 2010 with community banking offices, operations and team members located principally in Pennsylvania, Massachusetts, New Jersey, Connecticut, New Hampshire, New York, Rhode Island, and Maryland. Sovereign Bank gathers substantially all of its deposits in these market areas. We use our deposits, as well as other financing sources, to fund our loan and investment portfolios. We earn interest income on our loans and investments. In addition, we generate non-interest income from a number of sources including deposit and loan services, sales of loans and investment securities, capital markets products and bank-owned life insurance. Our principal non-interest expenses include employee compensation and benefits, occupancy and facility-related costs, technology and other administrative expenses. Our volumes, and accordingly our financial results, are affected by the economic environment, including interest rates, consumer and business confidence and spending, as well as the competitive conditions within our geographic footprint. On January 30, 2009, the Company was acquired by Banco Santander, S.A. (“Santander”). Additionally, in July 2009, Santander contributed SCUSA, a majority owned subsidiary into SHUSA. SCUSA is a specialized consumer finance company engaged in the purchase, securitization, and servicing of retail installment contracts originated by automobile dealers. SCUSA acquires retail installment contracts principally from manufacturer franchised dealers in connection with their sale of used and new automobiles and trucks primarily to nonprime customers with limited credit histories or past credit problems. SCUSA also purchases retail installment contracts from other companies.
Our customers select SHUSA for banking and other financial services based on our ability to assist customers by understanding and anticipating their individual financial needs and providing customized solutions. Following the acquisition by Santander, Sovereign Bank is focused on these objectives:
1) improving risk management and collections;
2) improving our margins and efficiency; and
3) reorganizing to align to Santander business models with a strong commercial focus.
In order to enhance the Company’s capital position, on March 25, 2009, SHUSA issued 72,000 shares of preferred stock to Santander to raise proceeds of $1.8 billion. The Series D preferred stock pays non-cumulative dividends of 10% per year. Each share of Series D preferred stock is convertible into 100 shares of the Company’s common stock. SHUSA contributed the proceeds from this issuance to Sovereign Bank in order to strengthen the Bank’s regulatory capital ratios. On July 29, 2009, the outstanding Series D preferred stock was converted into common shares of SHUSA by Santander. This action further illustrates the commitment our Parent Company has made to the Company and eliminates the cash obligation of SHUSA with respect to the 10% Series D preferred stock dividend. Additionally, on March 1, 2010, SHUSA issued 3 million shares of common stock for $750 million. These funds remained at our Holding Company at March 31, 2010.
Our Tier 1 leverage ratio for SHUSA was 7.98% at March 31, 2010 compared to 7.13% at December 31, 2009. The Bank’s total risk based capital ratio was 12.39% compared to 12.46% at December 31, 2009 and 12.43% a year ago. Our capital levels and ratios are in excess of the levels required to be considered well-capitalized. We continue to strengthen our balance sheet and position the Company for any further weakening in economic conditions by increasing the amount of loan loss reserves on our balance sheet. Reserves for credit losses as a percentage of total loans held for investment have increased to 3.70% at March 31, 2010 from 3.61% at December 31, 2009.
In order to further improve our operating returns, we continue to focus on acquiring and retaining customers by demonstrating convenience through our locations, technology and business approach while offering innovative and easy-to-use products and services. In the first quarter of 2009, Sovereign Bank formed a new management team which is comprised of several executives from Santander and certain legacy Sovereign Bank executives. The new management team completed its review of Sovereign Bank’s operating procedures and cost structure. During 2009, management implemented certain pricing and fee assessment changes to our deposit portfolio and also initiated a reduction in workforce and instituted a hiring freeze with respect to certain open positions. This resulted in a reduction in our workforce of approximately 2,700 employees over the past year. Many of the reductions came from consolidating certain back office functions or eliminating certain middle to senior management positions. As a result of these actions, severance charges of $72.7 million were recorded during the three-month period ended March 31, 2009.
In order to improve our risk management and collection efforts the Company has more than tripled its collection department headcount and certain additional senior management personnel have been placed at Sovereign Bank from its Parent Company. Additionally, it has now formed certain specialized teams within its commercial workout area to focus on certain loan products. Finally, the servicing and collection activities related to our indirect auto portfolio have been transferred to SCUSA.

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
CURRENT INTEREST RATE ENVIRONMENT
Net interest income represents a significant portion of the Company’s revenues. Accordingly, the interest rate environment has a substantial impact on SHUSA’s earnings. During the first three months of 2010, our net interest margin increased to 4.35% from 3.67% in the three months ended March 31, 2009. Sovereign Bank has been able to reduce its reliance on high cost time deposit and promotional money market balances that were originated primarily in the fourth quarter of 2008. Additionally, the Bank had acquired substantial amounts of liquidity in the first quarter of 2009 due to the economic uncertainty at that time. As economic conditions have improved over recent quarters, the Bank has begun to deploy this liquidity into its investment portfolio and/or pay down borrowings which has improved margins. These actions have improved SHUSA’s net interest margin (excluding SCUSA) from 1.96% in the first quarter of 2009 to 2.61% in the first quarter of 2010. Net interest margin in future periods will be impacted by several factors such as but not limited to, our ability to grow and retain low cost core deposits, the future interest rate environment, loan and investment prepayment rates, and changes in non-accrual loans. See our discussion of Asset and Liability Management practices in a later section of this MD&A, including the estimated impact of changes in interest rates on SHUSA’s net interest income.
CREDIT RISK ENVIRONMENT
The credit quality of our loan portfolio has a significant impact on our operating results. We have experienced significant deterioration in certain key credit quality performance indicators in recent periods. Although the credit environment is still difficult, we have begun to see early signs of stabilization and the pace of deterioration has slowed significantly from what was experienced in 2009. We had charge-offs of $343.7 million during the three months ended March 31, 2010 compared to $365.0 million during the corresponding period in the prior year. Charge-offs related to SCUSA for three-month period ended March 31, 2010 were $125.5 million compared to $209.3 million for the three-month period ended March 31, 2009. Our provision for credit losses was $412.7 million during the three months ended March 31, 2010 compared to $709.9 million during the corresponding period in the prior year. The provision for the three-month period ended March 31, 2009 included an incremental provision of $313.0 million to conform to our Parent’s loan loss methodology.
Conditions in the housing market have been difficult over the past few years and there was a significant tightening of available credit in the marketplace. Declining real estate values and financial stress on borrowers resulted in very elevated levels of delinquencies and charge-offs in both 2009 and 2008. The unprecedented steps taken by the U.S. Government in late 2008 and early 2009 under the Emergency Economic Stabilization Act of 2008 (“EESA”) and the American Recovery and Reinvestment Act of 2009 (“ARRA”) along with similar stimulative actions taken by governments around the world, resulted in improved liquidity in the capital markets in 2009. As a result, market conditions improved materially in the second half of 2009. However, significant challenges remain for the U.S. economy including reducing a 26-year high for unemployment which approximated 10% at the end of 2009. We expect to continue to see high levels of credit losses in 2010 given the current economic environment and the uncertainty of the economic recovery which, in 2009, was largely dependent on government stimulus efforts.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Conditions in the housing market have significantly impacted areas of our business. Certain segments of our consumer and commercial loan portfolios have exposure to the housing market. Sovereign Bank had residential real estate loans totaling $11.1 billion at March 31, 2010 of which $2.1 billion is comprised of Alt-A (also known as limited documentation) residential loans compared to $10.7 billion at December 31, 2009 (with $2.3 billion of Alt-A loans). Although losses have been increasing, actual credit losses on these loans have been modest and totaled $9.0 million during the three-month period ended March 31, 2010 compared to $5.7 million for the corresponding period in the prior year. Future performance of our residential loan portfolio will continue to be significantly influenced by home prices in the residential real estate market, unemployment and general economic conditions. SHUSA holds allowances of $215.9 million on its residential loan portfolio at March 31, 2010 compared to $198.2 million at December 31, 2009.
The homebuilder industry also has been impacted by a decline in new home sales and a reduction in the value of residential real estate which has decreased the profitability and liquidity of these companies. Declines in real estate prices have been the most pronounced in certain states where previous increases were the largest, such as California, Florida and Nevada. Additionally, foreclosures have increased sharply in various other areas due to increasing levels of unemployment. SHUSA provided financing to various homebuilder companies which is included in our commercial loan portfolio. The Company has been working on reducing its exposure to this loan portfolio which has resulted in it declining to $439.6 million at March 31, 2010 compared to $671.3 million a year ago. Approximately ninety percent of these loans at March 31, 2010 are to builders in our geographic footprint which generally have had more stable economic conditions on a relative basis compared to the national economy. We will continue to monitor the credit quality of this portfolio in future periods given the recent market conditions and determine the impact, if any, on the allowance for loan losses related to these homebuilder loans.
Sovereign Bank also has $7.0 billion of home equity loans and lines of credit at March 31, 2010 compared to $7.1 billion at December 31, 2009. Net charge-offs on these loans for the three-month period ended March 31, 2010 were $12.0 million compared to $9.9 million for the corresponding period in the prior year. The majority of this portfolio ($6.7 billion) consists of loans with an average FICO at origination of 779 and an average loan to value of 55.2%. We have total allowances of $104.5 million for this loan portfolio at March 31, 2010 compared to allowances of $137.1 million at December 31, 2009. The reason for the decline is due to improvements in the early stage delinquency levels of this portfolio which if maintained will result in lower charge-offs in future periods.
Our non-performing auto loans declined significantly since year end, dropping to $310.8 million from $535.9 million. This decline was a result of improvements in the SCUSA loan portfolio. The first quarter is typically SCUSA’s best period from a delinquency and loss perspective due to its customer base utilizing tax refunds to get current on their bills. We anticipate non accrual levels will rise in subsequent quarters and have factored this anticipated deterioration into our allowance for loan loss reserves for this portfolio.
As previously stated, SCUSA’s target customer base is focused on individuals with past credit problems. The current FICO distribution for its $8.9 billion loan portfolio is as follows.

FICO Band	% of Portfolio
> 650	13%
650-601	19%
600-551	27%
550-501	26%
<=500	15%
Although credit loss rates on this portfolio are elevated (8.7% during 2009), the pricing on the portfolios contemplates this as loan yields for SCUSA’s portfolio was 21.28% for the three-month period ended March 31, 2010.
We have continued to experience increases in non-performing assets in our residential and commercial real estate loan portfolios as a result of worsening credit and economic conditions. Non-performing assets for these portfolios increased to $633.3 million and $962.3 million at March 31, 2010 from $617.9 million and $823.8 million at December 31, 2009. Net charge-offs on these portfolios for the three-month period ended March 31, 2010 were $16.5 million and $10.1 million compared to $9.8 million and $5.6 million for the corresponding period in the prior year. Given these changes, we increased our allowance for loan losses for these portfolios to $215.9 million and $328.8 million, respectively, from $198.2 million and $315.4 million at December 31, 2009. We expect that the difficult housing environment as well as deteriorating economic conditions will continue to impact our residential and commercial real estate portfolios which may result in elevated levels of provisions for credit losses in future periods. However, in the first quarter of 2010, we did begin to see early signs of stabilization (either improvements or stabilization from December 31, 2009 levels) in certain portfolios within our home equity, commercial loans and multifamily loan portfolios.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
General
SHUSA reported net income of $93.2 million for the three-month period ended March 31, 2010 as compared to a net loss of $767.1 million for the three-month period ended March 31, 2009. First quarter 2010 results compared against the corresponding period in the prior year were favorably impacted by investment security gains of $26.3 million as the Company sold various fixed rate investments and reinvested the proceeds in variable rate securities to better align its balance sheet in the event that interest rates begin to rise. First quarter 2010 results also included higher mortgage banking revenues compared to the prior year period due to a residential servicing right recovery of $14.7 million due to an increase in interest rates since year end as well as a lack of any increases to out multi-family recourse levels for loans sold to Fannie Mae.
In connection with the acquisition by Santander, SHUSA incurred merger-related and restructuring charges of $233.3 million during the three months ended March 31, 2009. The majority of these costs related to change in control payments to certain executives and severance charges of $72.7 million, debt extinguishment charges of $68.7 million as well as restricted stock acceleration charges of $45.0 million. The Company also incurred fees of approximately $26.4 million to third parties to successfully close the transaction.
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
THREE-MONTH PERIOD ENDED MARCH 31, 2010 AND 2009
(in thousands)

	2010			2009
		Tax			Tax
	Average	Equivalent	Yield/	Average	Equivalent	Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
EARNING ASSETS
INVESTMENTS	$15,265,030	$126,021	3.30%	$12,086,998	$100,830	3.34%
LOANS:
Commercial loans	24,361,329	271,631	4.51%	27,328,527	295,453	4.37%
Multi-Family	5,260,750	72,707	5.55%	4,538,867	63,946	5.66%
Consumer loans
Residential mortgages	11,079,683	139,626	5.04%	11,569,054	155,961	5.39%
Home equity loans and lines of credit	7,047,618	72,905	4.19%	6,919,015	78,508	4.60%

Total consumer loans secured by real estate	18,127,301	212,531	4.71%	18,488,069	234,469	5.10%

Auto loans	10,334,477	453,273	17.79%	11,062,426	465,664	17.07%
Other	259,986	4,450	6.94%	288,580	5,268	7.40%

Total consumer	28,721,764	670,254	9.44%	29,839,075	705,401	9.56%

Total loans	58,343,843	1,014,592	7.03%	61,706,469	1,064,800	6.97%
Allowance for loan losses	(1,849,661)	—	—	(1,472,969)	—	—

NET LOANS	56,494,182	1,014,592	7.26%	60,233,500	1,064,800	7.14%

TOTAL EARNING ASSETS	71,759,212	1,140,613	6.42%	72,320,498	1,165,630	6.51%
Other assets	11,300,784	—	—	10,733,991	—	—

TOTAL ASSETS	$83,059,996	$1,140,613	5.54%	$83,054,489	$1,165,630	5.67%

FUNDING LIABILITIES
Deposits and other customer related accounts:
Retail and commercial deposits	$30,332,643	$58,936	0.79%	$33,356,324	$181,560	2.21%
Wholesale deposits	1,801,404	6,539	1.47%	5,021,043	26,563	2.15%
Government deposits	2,164,142	1,870	0.35%	2,557,925	6,640	1.05%
Customer repurchase agreements	1,711,910	947	0.22%	1,648,713	1,635	0.40%

TOTAL DEPOSITS	36,010,099	68,292	0.77%	42,584,005	216,398	2.06%

BORROWED FUNDS:
FHLB advances	11,619,886	141,057	4.90%	12,122,630	160,488	5.33%
Fed funds and repurchase agreements	1,606,921	781	0.20%	1,379,056	1,389	0.41%
Other borrowings	15,024,072	158,373	4.24%	11,235,476	130,756	4.68%

TOTAL BORROWED FUNDS	28,250,879	300,211	4.28%	24,737,162	292,633	4.76%

TOTAL FUNDING LIABILITIES	64,260,978	368,503	2.31%	67,321,167	509,031	3.05%
Demand deposit accounts	7,071,465	—	—	6,399,968	—	—
Other liabilities	1,949,995	—	—	2,541,421	—	—

TOTAL LIABILITIES	73,282,438	368,503	2.03%	76,262,556	509,031	2.70%
STOCKHOLDERS’ EQUITY	9,777,558	—	—	6,791,933	—	—

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$83,059,996	368,503	1.79%	$83,054,489	509,031	2.48%

NET INTEREST INCOME		$772,110			$656,599

NET INTEREST SPREAD (1)			4.10%			3.45%

NET INTEREST MARGIN (2)			4.35%			3.67%

(1)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(2)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Net Interest Income
Net interest income for the three-month period ended March 31, 2010 was $757.8 million compared to $642.1 million for the same period in 2009. SCUSA generated net interest income of $359.2 million for the three-month period ended March 31, 2010 compared to $333.1 million for the same period in the corresponding year due to growth in average earning assets at SCUSA. Excluding this impact, net interest income increased $89.5 million due to a significant reduction in high cost time deposits. Additionally, prior to the acquisition of Sovereign Bank by Santander, the Company originated a large amount of high cost deposits to stabilize liquidity levels. The Company’s liquidity and financial position improved significantly following the acquisition and these high cost deposits matured in the fourth quarter of 2009 and the runoff of these funds has lowered the Bank’s overall funding costs. Average earning retail time deposits totaled $8.1 billion at a weighed average cost of 1.57% for the quarter ended March 31, 2010 compared to $13.7 billion at a weighed average cost of 3.35% for the corresponding period in the prior year.
Interest on investment securities and interest earning deposits was $115.0 million for the three-month period ended March 31, 2010, compared to $89.9 million for the same period in 2009. The average balance of investment securities was $15.3 billion with an average tax equivalent yield of 3.30% for the three-month period ended March 31, 2010 compared to an average balance of $12.1 billion with an average yield of 3.34% for the same period in 2009. As mentioned previously, the Company has deployed some of its excess liquidity throughout the second half of 2009 as economic conditions have stabilized from the height of the financial crisis at the end of the third quarter of 2008.
Interest on loans was $1.0 billion for the three-month period ended March 31, 2010, compared to $1.1 billion for the three-month period in 2009. Interest on loans generated by SCUSA was $423.2 million for the three-month period ended March 31, 2010 compared to $385.5 million for the same period in the corresponding year due to growth in their average loan portfolio to $8.1 billion in the first quarter of 2010 compared to $6.1 billion for the corresponding period in the prior year. Excluding the impact of SCUSA, interest on loans has declined by $87.7 million due to a $5.3 billion reduction in our average loan portfolio and the low interest rate environment which has negatively impacted yields on our variable rate loan products. Average auto loans declined by $2.0 billion due to our decision to cease originating this loan product at the end of 2008. Average commercial loans at Sovereign Bank have declined $3.6 billion to $23.4 billion due to a lack of demand from credit-worthy corporate customers due to weak economic conditions during the first quarter of 2010 compared to the corresponding period in the prior year. Additionally, yields on the legacy Sovereign Bank loan portfolio have declined to 4.74% for the three-month period ended March 31, 2010 compared to 4.93% for the corresponding period in the prior year. This decline has been the result of lower market interest rates and an increase in non-performing loans.
Interest on deposits and related customer accounts was $68.3 million for the three-month period ended March 31, 2010, compared to $216.4 million for the same period in 2009. The average balance of deposits was $36.0 billion with an average cost of 0.77% for the three-month period ended March 31, 2010 compared to an average balance of $42.6 billion with an average cost of 2.06% for the same period in 2009. The reduction in yields has been due to repricing efforts on promotional money market accounts during 2009 and the runoff of the previously mentioned high cost time deposits issued in the latter half of 2008. The average balance of non-interest bearing demand deposits increased to $7.1 billion for the three-month period ended March 31, 2010 from $6.4 billion for the corresponding period in 2009.
Interest on borrowed funds was $300.2 million for the three-month period ended March 31, 2010, compared to $292.6 million for the same period in 2009. The average balance of borrowings was $28.3 billion with an average cost of 4.28% for the three-month period ended March 31, 2010 compared to an average balance of $24.7 billion with an average cost of 4.76% for the same period in 2009. The increase in borrowing levels is due to SCUSA asset earning growth which has been funded with increased borrowings as well as an increase in Sovereign Bank borrowing levels of $1.4 billion which have been utilized to partially offset the runoff of the high cost time deposits mentioned above.
Provision for Credit Losses
The provision for credit losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for credit losses for the three-month period ended March 31, 2010 was $412.7 million, compared to $709.9 million for the same period in 2009. First quarter 2009 provision levels included an incremental provision of $313.0 million to conform to Santander’s reserve requirements subsequent to the acquisition of Sovereign Bank on January 31, 2009. Credit losses remain elevated given recent economic weakness and high unemployment levels which has negatively impacted the credit quality of our loan portfolios.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Non-performing assets were $3.1 billion or 3.74% of total assets at March 31, 2010, compared to $3.2 billion or 3.92% of total assets at December 31, 2009 and $2.0 billion or 2.36% of total assets at March 31, 2009. The increase from the year ago period was primarily driven by our residential, commercial real estate, multi-family and commercial and industrial loan portfolios. Although non-performing assets levels have remained elevated, the Company experienced a stabilization in certain early stage delinquency levels during the first quarter of 2010. Future charges to delinquency and non performing assets levels will have a significant impact on our financial results. Management regularly evaluates SHUSA’s loan portfolios, and its allowance for loan losses, and adjusts the loan loss allowance as deemed necessary.
The following table presents the activity in the allowance for credit losses for the periods indicated:

	Three-Month Period
	Ended March 31,
	2010	2009

Allowance for loan losses, beginning of period	$1,818,224	$1,102,753
Acquired allowance for loan losses due to SCUSA contribution from Parent	—	347,302
Allowance established in connection with reconsolidation of previously unconsolidated securitized assets	25,644	—
Charge-offs:
Commercial	174,604	83,855
Consumer secured by real estate	28,933	25,814
Consumer not secured by real estate	229,440	350,928

Total Charge-offs	432,977	460,597

Recoveries:
Commercial	9,880	2,976
Consumer secured by real estate	480	2,401
Consumer not secured by real estate	78,913	90,267

Total Recoveries	89,273	95,644

Charge-offs, net of recoveries	343,704	364,953
Provision for loan losses (1)	432,196	602,330

Allowance for loan losses, end of period	1,932,360	1,687,432

Reserve for unfunded lending commitments, beginning of period	259,140	65,162
Provision for unfunded lending commitments (1)	(19,489)	107,618
Reserve for unfunded lending commitments, end of period	239,651	172,780

Total allowance for credit losses, end of period	$2,172,011	$1,860,212

(1)	The provision for credit losses on the consolidated statement of operations as the sum of the total provision for loan losses and provision for unfunded lending commitments.
Non-Interest (Loss)/Income
Total non-interest income was $202.6 million for the three-month period ended March 31, 2010, compared to $20.1 million for the same periods in 2009. The three-month period ended March 31, 2009 includes an other-than-temporary-impairment charge of $36.9 million on FNMA and FHLMC preferred stock and a $42.8 million other-than-temporary-impairment charge on our non-agency mortgage backed securities. It also includes an increase to recourse reserves on multifamily loans sales of $48.1 million.
Consumer banking fees were $91.6 million for the three-month period ended March 31, 2010, compared to $80.9 million for the same period in 2009, representing a 13.3% increase. The increase for the three-month period ended March 31, 2010 is due to growth in deposit fees to $64.4 million, compared to $58.2 million for the corresponding period in the prior year due to certain pricing changes on deposit products. Additionally, consumer loan fees increased $6.0 million during the three-month period ended March 31, 2010 due to growth in the SCUSA loan portfolio.
Commercial banking fees were $45.6 million for the three-month period ended March 31, 2010, compared to $46.1 million for the same period in 2009, representing a decrease of 1.1%. The Company has been able to maintain its commercial levels in spite of declining commercial loan balances due to pricing changes on its commercial deposit and loan portfolios.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Net mortgage banking income was composed of the following components:

	Three months ended March 31,
	2010	2009
Sales of mortgage loans and related securities	$8,325	$11,636
Net (losses)/gains on hedging activities	(1,433)	14,918
Mortgage servicing fees	13,539	13,209
Amortization of mortgage servicing rights	(15,306)	(16,818)
Residential mortgage servicing rights recoveries/(impairments)	14,689	(14,114)
Sales and changes to recourse reserves of multi-family loans	(542)	(50,143)
Recoveries from/(Impairments to) multi-family mortgage servicing rights	401	(3,531)

Total mortgage banking income/(losses)	$19,673	$(44,843)

Mortgage banking income/(losses) consists of fees associated with servicing loans not held by SHUSA, as well as amortization and changes in the fair value of mortgage servicing rights and recourse reserves. Mortgage banking results also include gains or losses on the sales of mortgage, home equity loans and lines of credit and multi-family loans and mortgage-backed securities that were related to loans originated or purchased and held by SHUSA, as well as gains or losses on mortgage banking derivative and hedging transactions. Mortgage banking derivative instruments include principally interest rate lock commitments and forward sale commitments.
Sales of mortgage loans have declined for the three month period ended March 31, 2010 compared to 2009 as the Company has decided to keep more loan production on its balance sheet in the first quarter of 2010 and the end of 2009. For the three month period ended March 31, 2010, SHUSA sold $0.3 billion of loans at a gain of $8.3 million compared to $1.2 billion of loans at a gain of $11.6 million in the prior year.
At March 31, 2010 and December 31, 2009, SHUSA serviced residential real estate loans for the benefit of others totaling $14.6 billion and $14.8 billion, respectively. The fair value of the servicing portfolio at March 31, 2010 and December 31, 2009 was $135.6 million and $127.9 million, respectively. For the three months ended March 31, 2010, SHUSA recorded $14.7 million of recoveries on our mortgage servicing rights resulting from slower expected prepayments on our mortgages. The most important assumptions in the valuation of mortgage servicing rights are anticipated loan prepayment rates (CPR speed) and the positive spread we receive on holding escrow related balances. Increases in prepayment speeds (which are generally driven by lower long term interest rates) result in lower valuations of mortgage servicing rights, while lower prepayment speeds result in higher valuations. The escrow related credit spread is the estimated reinvestment yield earned on the serviced loan escrow deposits. Increases in escrow related credit spreads result in higher valuations of mortgage servicing rights while lower spreads result in lower valuations. For each of these items, SHUSA must make market assumptions based on future expectations. All of the assumptions are based on standards that we believe would be utilized by market participants in valuing mortgage servicing rights and are consistently derived and/or benchmarked against independent public sources. Additionally, an independent appraisal of the fair value of our mortgage servicing rights is obtained annually and is used by management to evaluate the reasonableness of our discounted cash flow model. Future changes to prepayment speeds may cause significant future charges or recoveries of previous impairments in future periods.
Listed below are the most significant assumptions that were utilized by SHUSA in its evaluation of mortgage servicing rights for the periods presented.

	March 31, 2010	December 31, 2009	March 31, 2009	December 31, 2008
CPR speed	21.56%	24.44%	32.44%	29.65%
Escrow credit spread	3.06%	3.17%	4.01%	4.35%
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
SHUSA originates and sells multi-family loans in the secondary market to Fannie Mae while retaining servicing. Under the terms of the sales program with Fannie Mae, we retain a portion of the credit risk associated with such loans. As a result of this agreement with Fannie Mae, SHUSA retains a 100% first loss position on each multi-family loan sold to Fannie Mae under such program until the earlier to occur of (i) the aggregate losses on the multi-family loans sold to Fannie Mae reaching the maximum loss exposure for the portfolio as a whole ($244.6 million as of March 31, 2010) or (ii) until all of the loans sold to Fannie Mae under this program are fully paid off. The maximum loss exposure is available to satisfy any losses on loans sold in the program subject to the foregoing limitations.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company has established a liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae. This liability represents the amount that the Company estimates that it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon an industry-based default curve with a range of estimated losses. At March 31, 2010 and December 31, 2009, SHUSA had a $179.1 million and $184.2 million liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae under this sales program.
At both March 31, 2010 and December 31, 2009, SHUSA serviced $12.2 billion and $12.3 billion, respectively, of loans for Fannie Mae sold to it pursuant to this program with a maximum potential loss exposure of $244.6 million and $245.7 million, respectively. As a result of this retained servicing on multi-family loans sold to Fannie Mae, the Company had loan servicing assets of $7.4 million and $9.3 million at March 31, 2010 and December 31, 2009, respectively. During the three-month period ended March 31, 2010 and the corresponding period in the prior year, SHUSA recorded servicing asset amortization of $2.4 million and $2.2 million, respectively. Additionally, during the first three months of 2010, SHUSA recorded a net servicing right asset recovery of $0.4 million.
Capital markets revenues increased to $4.4 million for the three-month period ended March 31, 2010, compared to a loss of $3.3 million for the same period in 2009. The three-month period ended March 31, 2009 includes a charge of $8.0 million to increase reserves for uncollectible swap receivables from customers due to deterioration in the credit worthiness of these companies.
Bank owned life insurance (BOLI) income represents the increase in the cash surrender value of life insurance policies for certain employees where the Bank is the beneficiary of the policies, as well as the receipt of insurance proceeds. The decrease in BOLI income to $13.5 million for the three-month period ended March 31, 2010, compared to $14.9 million for the comparable period in the prior year is primarily due to decreased death benefits as well as lower returns on certain polices.
Net gains on investment securities were $26.3 million for the three-month period ended March 31, 2010, compared to net losses of $77.7 million for the same period in 2009. First quarter 2010 results included sales of approximately $1.2 billion in securities that were primarily fixed rate. The proceeds from these sales were reinvested in variable rate securities in order to align our interest rate risk position for a rise in market rates. First quarter 2009 results include an other-than-temporary-impairment charge of $36.9 million on FNMA and FHLMC preferred stock and a $42.8 million other-than-temporary-impairment charge on our non-agency mortgage backed securities due to increased credit loss assumptions in 2009 due to continued deteriorating economic conditions, including higher levels of impairment. See Note 2 for further discussion.
General and Administrative Expenses
General and administrative expenses for the three-month period ended March 31, 2010 were $362.9 million, compared to $405.0 million for the same period in 2009. This reduction has been primarily due to cost management efforts implemented in 2009. Sovereign Bank has reduced its employee base 24% from December 2008 to December 2009 as the Company has exited certain business lines, combined certain back office functions and transferred certain servicing operations to subsidiaries of Santander. Additionally, the Company has significantly reduced certain discretionary expenses during this same period.
Other Expenses
Other expenses consist primarily of amortization of intangibles, deposit insurance expense, merger related and integration charges, equity method investment expense and other restructuring and proxy and related professional fees. Other expenses were $49.9 million for the three-month period ended March 31, 2010, compared to $285.2 million for the same period in 2009. The reasons for the variances are discussed below.
SHUSA recorded charges of $164.6 million for the three-month period ended March 31, 2009 associated with merger-related and restructuring charges and costs associated with the Santander acquisition. The majority of these costs related to change in control payments to certain executives and severance charges of $72.7 million as well as restricted stock acceleration charges of $45.0 million. SHUSA also incurred fees of approximately $26.4 million to third parties to successfully close the transaction. Finally, during the first quarter of 2009, SHUSA redeemed $1.4 billion of high cost FHLB advances incurring a debt extinguishment charge of $68.7 million. This decision was made to reduce interest expense in future periods since the advances were at above market interest rates due to the current low rate environment.
SHUSA recorded intangible amortization expense of $16.8 million for the three-month period ended March 31, 2010, compared to $20.4 million for the corresponding period in the prior year. The decrease in the current year period is due primarily to decreased core deposit intangible amortization expense on previous acquisitions.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Income Tax Provision/(Benefit)
An income tax provision of $41.7 million was recorded for the three-month period ended March 31, 2010, compared to $29.2 million for the same period in 2009 resulting in an effective tax rate of 30.91% in 2010 compared to (3.96)% in 2009. The first quarter 2009 rate is not meaningful due to the significant loss recorded by Sovereign Bank at that time.
The Company is subject to the income tax laws of the United States, its states and municipalities as well as certain foreign countries. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of these inherently complex tax laws.
Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. SHUSA reviews its tax balances quarterly and as new information becomes available, the balances are adjusted, as appropriate. The Company is subject to ongoing tax examinations and assessments in various jurisdictions. In late 2008, the Internal Revenue Service (the “IRS”) completed its examination of the Company’s federal income tax returns for the years 2002 through 2005. Included in this examination cycle are two separate financing transactions with an international bank totaling $1.2 billion. As a result of these transactions, SHUSA was subject to foreign taxes of $154.0 million during the years 2003 through 2005 and claimed a corresponding foreign tax credit for foreign taxes paid during those years. In 2006 and 2007, SHUSA was subject to an additional $87.6 million and $22.5 million, respectively, of foreign taxes related to these financing transactions and claimed a corresponding foreign tax credit. The IRS issued a notification of adjustment disallowing the foreign tax credits taken in 2003-2005 in the amount of $154.0 million related to these transactions; disallowing deductions for issuance costs and interest expense related to the transaction which would result in an additional tax liability of $24.9 million and assessed interest and potential penalties, the combined amount of which totaled approximately $70.8 million. SHUSA has paid the additional tax due resulting from the IRS’ adjustments, as well as the assessed interest and penalties and has filed a lawsuit seeking the refund of those amounts in Federal District Court. In addition, the IRS has commenced its audit for the years 2006 and 2007. We expect that in the future the IRS will propose to disallow the foreign tax credits and deductions taken in 2006 and 2007 of $87.6 million and $22.5 million, respectively; disallow deductions for issuance costs and interest expense which would result in an additional tax liability of $37.1 million; and to assess interest and penalties. SHUSA continues to believe that it is entitled to claim these foreign tax credits taken with respect to the transactions and also continues to believe it is entitled to tax deductions for the related issuance costs and interest deductions based on tax law. SHUSA also believes that its recorded tax reserves for its position of $57.8 million adequately provides for any potential exposure to the IRS related to these items. However, as the Company continues to go through the litigation process, we will continue to evaluate the appropriate tax reserve levels for this position and any changes made to the tax reserves may materially affect SHUSA’s income tax provision, net income and regulatory capital in future periods.
Line of Business Results
For segment reporting purposes, SCUSA has been reflected as a stand-alone business segment. With the exception of this segment, SHUSA’s segment results are derived from the Company’s business unit profitability reporting system by specifically attributing managed balance sheet assets, deposits and other liabilities and their related interest income or expense to each of our segments. Funds transfer pricing methodologies are utilized to allocate a cost for funds used or a credit for funds provided to business line deposits, loans and selected other assets using a matched funding concept. The provision for credit losses recorded by each segment is based on the net charge-offs of each line of business and changes in specific reserve levels for loans in the segment and the difference between the provision for credit losses recognized by the Company on a consolidated basis and the provision recorded by the business line recorded in the Other segment. Other income and expenses directly managed by each business line, including fees, service charges, salaries and benefits, and other direct expenses as well as certain allocated corporate expenses are accounted for within each segment’s financial results. Where practical, the results are adjusted to present consistent methodologies for the segments. Accounting policies for the lines of business are the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business. In connection with the acquisition of the Company by Santander in the first quarter of 2009, certain changes to our executive management team were announced. These events impacted how our executive management team measured and assessed our business performance.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company has five reportable segments. The Company’s segments are focused principally around the customers SHUSA serves. The Retail Banking Division is primarily comprised of our branch locations and our residential mortgage business. Our branches offer a wide range of products and services to customers and each attracts deposits by offering a variety of deposit instruments including demand and NOW accounts, money market and savings accounts, certificates of deposits and retirement savings plans. Our branches also offer certain consumer loans such as home equity loans and other consumer loan products. It also provides business banking loans and small business loans to individuals. Finally our residential mortgage business reports into our head of Retail Banking. Our specialized business segment is primarily comprised of leases to commercial customers, our New York multi-family and national commercial real estate lending group, our automobile dealer floor plan lending group and our indirect automobile lending group. The Middle Market segment provides the majority of SHUSA’s commercial lending platforms such as commercial real estate loans and commercial industrial loans and also contains the Company’s related commercial deposits. SCUSA is a specialized consumer finance company engaged in the purchase, securitization and servicing of retail installment contracts originated by automobile dealers. A significant portion of SCUSA’s loan portfolio is generated from the state of Texas. The Other segment includes earnings from the investment portfolio (excluding any investments purchased by SCUSA), interest expense on the Company’s borrowings and other debt obligations (excluding any borrowings held by SCUSA), amortization of Sovereign Bank intangible assets and certain unallocated corporate income and expenses.
The Retail Banking segment net interest income increased $48.9 million to $175.4 million for the three-month period ended March 31, 2010 compared to the corresponding period in the preceding year. The increase in net interest income was due to margin expansion on a matched funded basis due to the runoff of the previously mentioned high cost deposits. The average balance of loans was $21.7 billion for the three months ended March 31, 2010 compared to an average balance of $22.8 billion for the corresponding period in the preceding year and the net spread on the loan portfolio for the three month period ended March 31, 2010 was 1.74% compared to 1.68% for the corresponding period in the prior year. The average balance of deposits was $35.0 billion for the three months ended March 31, 2010, compared to $38.5 billion for the same period a year ago. The net spreads on our retail deposit portfolio were 0.98% for the three-month period ended March 31, 2010 compared to 0.37% for the corresponding period in the prior year. The provision for credit losses increased $27.4 million for the three months ended March 31, 2010 and is driven by increased allowance allocations for the division’s loan portfolio. Provision levels have been at elevated levels since the third quarter of 2008 due to increasing high levels of unemployment. General and administrative expenses totaled $226.7 million for the three months ended March 31, 2010, compared to $269.8 million for the three months ended March 31, 2009. The decrease in general and administrative expenses is due to tighter cost controls and a lower headcount within our retail banking division.
The Specialized Business segment net interest income decreased $16.5 million to $67.9 million for the three-month period ended March 31, 2010 compared to the corresponding period in the preceding year. The net spread on a match funded basis for this segment was 1.79% for the first three months of 2010 compared to 1.81% for the same period in the prior year. The average balance of loans for the three-month period ended March 31, 2010 was $15.1 billion compared with $18.8 billion for the corresponding period in the prior year. Fees and other income were $9.6 million for the three-month period ended March 31, 2010 compared to $(41.4) million for the corresponding periods in the prior year. The prior year results included a charge of $48.1 million to increase our recourse reserves associated with the sales of multi-family loans to Fannie Mae. The provision for credit losses decreased $34.2 million to $103.5 million at March 31, 2010 due to a lower level of specific reserves. General and administrative expenses totaled $24.9 million for the three months ended March 31, 2010, compared to $30.4 million for the three months ended March 31, 2009. The reason for the decline is due to lower headcount levels due to staff reductions.
The Middle Market segment net interest income increased $10.7 million to $86.0 million for the three-month period ended March 31, 2010 compared to the corresponding period in the preceding year. The net spread on a match funded basis for this segment was 1.95% for the first three months of 2010 compared to 1.65% for the same period in the prior year. The average balance of loans for the three months ended March 31, 2010 was $12.2 billion compared with $13.7 billion for the corresponding period in the prior year. The provision for credit losses decreased $106.4 million to $31.5 million for the three months ended March 31, 2010 due to a decrease in specific reserve allocations on certain segments within our commercial loan portfolio. The first quarter 2009 provision results included an increase in specific reserve levels due to conforming to our Parent’s reserve allocation methodology. General and administrative expenses (including allocated corporate and direct support costs) were $31.7 million for the three months ended March 31, 2010 compared with $37.2 million for the corresponding periods in the prior year. The reason for the decline is due to tighter expense management controls and lower headcount levels due to staff reductions.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The SCUSA segment net interest income increased $26.2 million to $359.2 million for the three-month period ended March 31 2010, compared to the corresponding period in the preceding year. The average balance of loans for the three months ended March 31, 2010 was $8.1 billion compared with $6.1 billion for the corresponding period in the prior year and the yield on the loan portfolio for the three month period ended March 31, 2010 was 21.28% compared to 25.43% for the corresponding period in the prior year. Average borrowings for the three-month period ended March 31, 2010 were $7.7 billion with an average cost of 3.62%, compared to $5.6 billion with an average cost of 3.82% in the preceding year. The provision for credit losses was $205.7 million for the three months ended March 31, 2010 compared to $204.9 million for the three month period ended March 31, 2009. General and administrative expenses totaled $64.7 million for the three months ended March 31, 2010, compared to $54.8 million for the three months ended March 31, 2009. SCUSA continues to remain profitable due to aggressive pricing on its loan portfolio, favorable financing costs and adequate sources of liquidity which in a large part is attributable to its relationship with Santander. Additionally, SCUSA’s successful servicing and collection practices have enabled them to maximize cash collections on their portfolio. Future profitability levels will depend on controlling credit losses and continuing to be able to effectively price its portfolio. SCUSA’s business has also been favorably impacted by the fact that certain competitors have exited the subprime auto market.
The net income before income taxes for Other increased $564.1 million to $63.0 million for the three months ended March 31, 2010 compared to the corresponding periods in the preceding year. Results for the three months ended March 31, 2009 included $36.9 million and $42.8 million of other-than-temporary-impairment charges on FNMA and FHLMC preferred stock and the non-agency mortgage backed securities portfolio, respectively. Results for the three months ended March 31, 2009 also included charges of $233.3 million related to certain transaction related integration charges and other restructuring charges and debt extinguishment charges. Net interest income increased $46.3 million to $69.2 million for the three months ended March 31, 2010 compared to the corresponding periods in the preceding year due primarily to borrowing yields decreasing 48 basis points for the three-month period ended March 31, 2010. Average borrowings for the three-month period ended March 31, 2010 and 2009 were $28.3 billion and $24.7 billion, respectively, with an average cost of 4.28% and 4.76%. Average investments for the three-month period ended March 31, 2010 and 2009 was $15.3 billion and $12.1 billion, respectively, at an average yield of 3.30% and 3.34%.
Critical Accounting Policies
The Company’s significant accounting policies are described in Note 1 to the December 31, 2009 consolidated financial statements filed on 2009 Form 10-K. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. We have identified accounting for the allowance for loan losses, derivatives, income taxes and goodwill as our most critical accounting policies and estimates in that they are important to the portrayal of our financial condition and results, and they require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout this Management’s Discussion and Analysis and the December 31, 2009 Management’s Discussion and Analysis filed in our 2009 Form 10-K.
A discussion of the impact of new accounting standards issued by the FASB and other standard setters are included in Note 14 to the consolidated financial statements.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FINANCIAL CONDITION
Loan Portfolio
At March 31, 2010, commercial loans totaled $24.7 billion representing 42.1% of SHUSA’s loan portfolio, compared to $24.5 billion, or 42.5% of the loan portfolio, at December 31, 2009 and $26.9 billion, or 43.8% of the loan portfolio, at March 31, 2009. At both March 31, 2010 and December 31, 2009, only 6% of our total commercial portfolio was unsecured. The increase in commercial loans since December 31, 2009 has been driven by the reconsolidation of the CMBS securitization which added $0.3 billion of commercial real estate loans. The ability for SHUSA to originate commercial loans to credit worthy customers in recent quarters has been limited in recent quarters due to challenging economic conditions which has resulted in reduced loan demand as corporate borrowers are being more cautious about increasing their Company’s debt obligations.
At March 31, 2010, multi-family loans totaled $5.4 billion representing 9.2% of SHUSA’s loan portfolio, compared to $4.6 billion, or 8.0% of the loan portfolio, at December 31, 2009 and $4.6 billion or 7.5% of the loan portfolio at March 31, 2009. The increase in multi-family loans since December 31, 2009 has been driven primarily by the reconsolidation of the CMBS securitization which added $0.6 billion of multi-family loans at quarter end. Additionally, the Company elected not to sell any multifamily loan production during the first quarter in order to increase the percentage of our assets to this lower risk asset class.
The consumer loan portfolio secured by real estate (consisting of home equity loans and lines of credit of $7.0 billion and residential loans of $11.1 billion) totaled $18.1 billion at March 31, 2010, representing 30.8% of SHUSA’s loan portfolio, compared to $17.8 billion, or 30.9%, of the loan portfolio at December 31, 2009 and $18.8 billion or 30.6% of the loan portfolio at March 31, 2009. SHUSA entered into a credit default swap in 2006 on a portion of its residential real estate loan portfolio through a synthetic securitization structure. Under the terms of the credit default swap, SHUSA is responsible for the next $0.4 million of losses on the remaining loans in the structure which totaled $2.2 billion at March 31, 2010. SHUSA is reimbursed for the next $51.0 million of losses under the terms of the credit default swap. Losses above $51.4 million are borne by SHUSA. This credit default swap term is equal to the term of the loan portfolio.
The consumer loan portfolio not secured by real estate (consisting of automobile loans of $10.2 billion and other consumer loans of $263.2 million) totaled $10.5 billion at March 31, 2010, representing 17.9% of SHUSA’s loan portfolio, compared to $10.8 billion, or 18.7%, of the loan portfolio at December 31, 2009 and $11.1 billion or 18.2% of the loan portfolio at March 31, 2009. Auto loans as a percentage of our total loan portfolio have decreased since Sovereign Bank’s indirect auto loan portfolio is in liquidation mode as we have ceased originating this loan product. Sovereign Bank auto loans have declined to $3.0 billion at March 31, 2010 compared to $3.4 billion at December 31, 2009 and $4.9 billion at March 31, 2009.
Non-Performing Assets
At March 31, 2010, SHUSA’s non-performing assets decreased by $121.2 million to $3.1 billion compared to $3.2 billion at December 31, 2009. Non-performing assets as a percentage of total loans held for investment, real estate owned and repossessed assets decreased to 5.31% at March 31, 2010 from 5.62% at December 31, 2009.
SHUSA generally places all commercial and residential loans on non-performing status at 90 days delinquent or sooner, if management believes the loan has become impaired (unless return to current status is expected imminently). For auto loans, the accrual of interest is discontinued and reversed once an account becomes past due 60 days or more. Auto loans are charged off when an account becomes 121 days delinquent if the company has not repossessed the related vehicle. The Company charges off accounts in repossession when the automobile is repossessed and legally available for disposition. All other consumer loans continue to accrue interest until they are 90 days delinquent, at which point they are either charged-off or placed on non-accrual status and anticipated losses are reserved for. At 180 days delinquent, anticipated losses on residential real estate loans are fully reserved for or charged off.
SHUSA has been building its reserve levels due to elevated nonperforming asset levels and our allowance for credit losses as a percentage of total loans has now increased to 3.70% at March 31, 2010 compared to 3.60% at December 31, 2009 and 3.03% at March 31, 2009. Although non-performing assets remain at elevated levels, we have seen a stabilization in our early stage delinquencies at March 31, 2010. Excluding loans that are classified as non-accrual, our loans past due have declined from $1.0 billion at year end to $947.2 million at March 31, 2010. If the recent trends experienced in our early stage delinquency levels do not continue however, this may lead to higher than anticipated levels of non-performing assets and have a significant impact on future reserves for credit losses.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table presents the composition of non-performing assets at the dates indicated:

	March 31,	December 31,
	2010	2009
Non-accrual loans:
Consumer:
Residential mortgages	$633,325	$617,918
Home equity loans and lines of credit	120,691	117,390
Auto loans and other consumer loans	310,779	535,902

Total consumer loans	1,064,795	1,271,210
Commercial	597,755	654,322
Commercial real estate	962,342	823,766
Multi-family	365,652	381,999

Total commercial loans	1,925,749	1,860,087

Total non-performing loans	2,990,544	3,131,297

Other real estate owned	90,247	99,364
Other repossessed assets	47,356	18,716

Total other real estate owned and other repossessed assets	137,603	118,080

Total non-performing assets	$3,128,147	$3,249,377

Past due 90 days or more as to interest or principal and accruing interest	$28,765	$27,321
Annualized net loan charge-offs to average loans	2.36%	2.40%
Non-performing assets as a percentage of total assets	3.74%	3.92%
Non-performing loans as a percentage of total loans	5.09%	5.43%
Non-performing assets as a percentage of total loans held for investment, real estate owned and repossessed assets	5.32%	5.62%
Allowance for credit losses as a percentage of total non-performing assets (1)	69.4%	63.9%
Allowance for credit losses as a percentage of total non-performing loans (1)	72.6%	66.3%

(1)	Allowance for credit losses is comprised of the allowance for loan losses and the reserve for unfunded commitments, which is included in other liabilities.
Loans ninety (90) days or more past due and still accruing interest increased by $1.4 million from December 31, 2009 to March 31, 2010, as more loans were moved to non-accrual status since December 31, 2009. Potential problem loans (commercial loans delinquent more than 30 days but less than 90 days, although not currently classified as non-performing loans) amounted to approximately $366.8 million and $364.5 million at March 31, 2010 and December 31, 2009, respectively.
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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table summarizes TDRs at the dates indicated (in thousands):

	March 31,	December 31,
	2010	2009
Accruing:
Residential	$27,391	$23,125
Consumer	6,673	4,181

Total	$34,064	$27,306

Non-accruing:
Commercial	$19,071	$24,708
Residential	43,584	31,498
Consumer	17,591	13,323

Total	$80,246	$69,529

Total	$114,310	$96,835

Allowance for Credit Losses
The following table presents the allocation of the allowance for loan losses and the percentage of each loan type to total loans at the dates indicated:

	March 31, 2010		December 31, 2009
		% of		% of
		Loans to		Loans to
		Total		Total
	Amount	Loans	Amount	Loans
Allocated allowance:
Commercial loans	$1,036,881	51%	$958,856	50%
Consumer loans secured by real estate	330,682	31	335,228	31
Consumer loans not secured by real estate	546,798	18	519,637	19
Unallocated allowance	17,999	n/a	4,503	n/a

Total allowance for loan losses	$1,932,360	100%	$1,818,224	100%
Reserve for unfunded lending commitments	239,651		259,140

Total allowance for credit losses	$2,172,011		$2,077,364

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

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
For our commercial loan portfolios, we have specialized credit officers and workout units that identify and manage potential problem loans. Changes in management factors, financial and operating performance, company behavior, industry factors and external events and circumstances are evaluated on an ongoing basis to determine whether potential impairment is evident and additional analysis is needed. For our commercial loan portfolios, risk ratings are assigned to each individual loan to differentiate risk within the portfolio and are reviewed on an ongoing basis by credit risk management and revised, if needed, to reflect the borrowers’ current risk profiles and the related collateral positions. The risk ratings consider factors such as financial condition, debt capacity and coverage ratios, market presence and quality of management. Generally, credit officers reassess a borrower’s risk rating on a quarterly basis. SHUSA’s Internal Asset Review group regularly performs loan reviews and assesses the appropriateness of assigned risk ratings. When a credit’s risk rating is downgraded to a certain level, the relationship must be reviewed and detailed reports completed that document risk management strategies for the credit going forward, and the appropriate accounting actions to take in accordance with Generally Accepted Accounting Principles in the United States (US GAAP). When credits are downgraded beyond a certain level, SHUSA’s workout department becomes responsible for managing the credit risk.
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
As of March 31, 2010, approximately 21% and 17% of our residential mortgage loan portfolio and home equity loan portfolio had loan-to-value ratios above 100% compared with approximately 19% and 14% at December 31, 2009. No loans were originated with LTVs in excess of 100%.
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
As mentioned previously, SHUSA, through its SCUSA subsidiary, acquires loans at a substantial discount from certain companies. Part of this discount is attributable in part to future expected credit losses. Upon acquisition of a portfolio of loans, SCUSA will project future credit losses on the pool and will not amortize this discount to interest income in accordance with Accounting Standard Codification 310-30. The amount of nonaccretable loan discount at March 31, 2010 totaled $316.0 million compared to $225.9 million at December 31, 2009. The reason for the increase is due to a large portfolio acquired during the three-month period ended March 31, 2010.
Commercial Portfolio. The portion of the allowance for loan losses related to the commercial portfolio has increased from $958.9 million at December 31, 2009 (3.29% of commercial loans) to $1.0 billion at March 31, 2010 (3.44% of commercial loans). This is a result of an increase in non-performing assets and other criticized assets at March 31, 2010.
Consumer Secured by Real Estate Portfolio. The allowance for the consumer loans secured by real estate portfolio was $330.7 million at March 31, 2010 and $335.2 million at December 31, 2009. Non-performing assets and past due loans for our residential portfolios, particularly in our $2.1 billion Alt-A portfolio, continue to increase. Additionally, our in market home equity portfolio losses have been steadily increasing. However, early stage delinquency levels have improved in these portfolios. We expect that the difficult housing environment as well as general economic conditions will continue to impact our residential and home equity portfolios which may result in higher loss levels.
Consumer Not Secured by Real Estate Portfolio. The allowance for the consumer not secured by real estate portfolio increased from $519.6 million at December 31, 2009 to $546.8 million at March 31, 2010 primarily due to increased reserve allocations at our SCUSA subsidiary. The allowance as a percentage of consumer loans not secured by real estate was 5.23% at March 31, 2010 and 4.83% at December 31, 2009.
Unallocated Allowance. The unallocated allowance for loan losses was $18.0 million at March 31, 2010 and $4.5 million at December 31, 2009. Management continuously evaluates its allowance methodology; however the unallocated allowance is subject to changes each reporting period due to certain inherent but undetected losses; which are probable of being realized within the loan portfolio.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Reserve for unfunded lending commitments. The reserve for unfunded lending commitments has increased from $259.1 million at December 31, 2009 to $239.7 million at March 31, 2010 due to an improvement in the amount of classified balances on our commercial letters and line of credit portfolios.
Investment Securities
Investment securities consist primarily of mortgage-backed securities, tax-free municipal securities, U.S. Treasury and government agency securities, corporate debt securities, asset backed securities and stock in the Federal Home Loan Bank of Pittsburgh (“FHLB”). Mortgage-backed securities consist of pass-throughs and collateralized mortgage obligations issued by federal agencies or private label issuers. SHUSA’s mortgage-backed securities are generally either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by Standard and Poor’s and Moody’s at the date of issuance. The Company purchases classes which are senior positions backed by subordinate classes. The subordinate classes absorb the losses and must be completely eliminated before any losses flow through the senior positions. The average life of the available-for-sale investment portfolio at March 31, 2010 was 4.40 years compared to 3.86 years at December 31, 2009.
Total investment securities available-for-sale was $14.3 billion at March 31, 2010 and $13.6 billion at December 31, 2009. For additional information with respect to SHUSA’s investment securities, see Note 2 in the Notes to Consolidated Financial Statements.
SHUSA recorded an other-than-temporary-impairment charge of $36.9 million on FNMA and FHLMC preferred stock and a $42.8 million charge on certain non-agency mortgage backed securities for the three-month period ended March 31, 2009.
Other investments, which consists of FHLB stock and repurchase agreements, remained constant at $0.7 billion at March 31, 2010 and December 31, 2009.
Goodwill and Other Intangible Assets
Goodwill was $4.1 billion at March 31, 2010 and December 31, 2009. Other intangibles decreased by $10.8 million at March 31, 2010 compared to December 31, 2009 due to year-to-date amortization expense of $16.8 million, partially offset by the addition of intangible assets of $6.0 million related to SCUSA.
Goodwill and other indefinite lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing. This testing is required annually, or more frequently if events or circumstances indicate there may be impairment. Impairment testing is performed at the reporting unit level, and not on an individual acquisition basis and is a two-step process. The first step is to compare the fair value of the reporting unit to its carrying value (including its allocated goodwill). If the fair value of the reporting unit is in excess of its carrying value then no impairment charge is recorded. If the carrying value of a reporting unit is in excess of its fair value then a second step needs to be performed. The second step entails calculating the implied fair value of goodwill as if a reporting unit is purchased at its step 1 fair value. This is determined in the same manner as goodwill in a business combination. If the implied fair value of goodwill is in excess of the reporting units allocated goodwill amount then no impairment charge is required. We evaluated our goodwill at December 31, 2009 and determined that it was not impaired. No impairment indicators have been noted since December 31, 2009 and as such, no impairment test has been performed since then. The Company will perform its annual goodwill impairment test at December 31, 2010.
The estimated aggregate amortization expense related to core deposit and other intangibles for each of the five succeeding calendar years ending December 31 is:

	Calendar		Remaining
	Year	Recorded	Amount
Year	Amount	To Date	To Record
2010	$61,765	$16,773	$44,992
2011	50,001	—	50,001
2012	37,826	—	37,826
2013	27,577	—	27,577
2014	18,250	—	18,250

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Deposits and Other Customer Accounts
SHUSA attracts deposits within its primary market area with an offering of deposit instruments including demand accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Total deposits and other customer accounts at March 31, 2010 were $42.1 billion compared to $44.4 billion at December 31, 2009.
Borrowings and Other Debt Obligations
SHUSA utilizes borrowings and other debt obligations as a source of funds for its asset growth and its asset/liability management. Collateralized advances are available from the FHLB provided certain standards related to creditworthiness have been met. Funding is also available from the Federal Reserve discount window through the pledging of certain assets. SHUSA also utilizes reverse repurchase agreements, which are short-term obligations collateralized by securities fully guaranteed as to principal and interest by the U.S. Government or an agency thereof, and federal funds lines with other financial institutions. The Company, through its SCUSA subsidiary, has warehouse lines of credit agreements with Santander, our Parent, as well as other financial institutions. SCUSA also securitizes some of its retail automotive installment contracts which are structured as secured financings. These transactions are paid using the cash flows from the underlying retail automotive installment contracts which serve as collateral. Total borrowings at March 31, 2010 and December 31, 2009 were $28.8 billion and $27.2 billion, respectively. The reason for this increase is due to loan growth at SCUSA (via a portfolio acquisition) which was funded with borrowings. See Note 5 for further discussion and details on our borrowings and other debt obligations.
Off Balance Sheet Arrangements
Securitization transactions contribute to SHUSA’s overall funding and regulatory capital management. These transactions involve periodic transfers of loans or other financial assets to special purpose entities (“SPEs”). The vast majority of SHUSA’s SPE’s are consolidated on the Company’s balance sheet at March 31, 2010. The balance of loans in unconsolidated SPE’s totaled only $70.5 million at March 31, 2010.
SHUSA enters into partnerships, which are variable interest entities, with real estate developers for the construction and development of low-income housing. The partnerships are structured with the real estate developer as the general partner and SHUSA as the limited partner. SHUSA is not the primary beneficiary of these variable interest entities. The Company’s risk of loss is limited to its investment in the partnerships, which totaled $137.1 million at March 31, 2010 and any future cash obligations that SHUSA has committed to the partnerships. Future cash obligations related to these partnerships totaled $1.2 million at March 31, 2010. SHUSA investments in these partnerships are accounted for under the equity method.
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
The FDICIA established five capital tiers: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution’s capital tier depends upon its capital levels in relation to various relevant capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized or adequately-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities. At March 31, 2010 and December 31, 2009, Sovereign Bank had met all quantitative thresholds necessary to be classified as well-capitalized under regulatory guidelines.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Federal banking laws, regulations and policies also limit Sovereign Bank’s ability to pay dividends and make other distributions to SHUSA. Sovereign Bank is required to give prior notice to the OTS before paying any dividend. In addition, Sovereign Bank must obtain prior OTS approval to declare a dividend or make any other capital distribution if, after such dividend or distribution, Sovereign Bank’s total distributions to SHUSA within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years, or if Sovereign Bank is not adequately capitalized at the time. In addition, OTS prior approval would be required if Sovereign Bank’s examination or CRA ratings fall below certain levels or Sovereign Bank is notified by the OTS that it is a problem association or an association in troubled condition. The following schedule summarizes the actual capital balances of Sovereign Bank at March 31, 2010 and December 31, 2009:

	TIER 1	TIER 1	TOTAL
	LEVERAGE	RISK-BASED	RISK-BASED
	CAPITAL	CAPITAL	CAPITAL
REGULATORY CAPITAL	RATIO	RATIO	RATIO
Sovereign Bank at March 31, 2010:
Regulatory capital	$5,350,683	$5,282,388	$7,127,120
Minimum capital requirement (1)	2,760,759	2,300,521	4,601,043

Excess	$2,589,924	$2,981,867	$2,526,077

Sovereign Bank capital ratio	7.75%	9.18%	12.39%

Sovereign Bank at December 31, 2009:
Regulatory capital	$5,292,202	$5,252,657	$7,239,965
Minimum capital requirement (1)	2,779,235	2,323,303	4,646,605

Excess	$2,512,967	$2,929,354	$2,593,360

Sovereign Bank capital ratio	7.62%	9.04%	12.46%

(1)	Minimum capital requirement as defined by OTS Regulations.
Listed below are Tier 1 leverage ratios for SHUSA.

TIER 1
LEVERAGE
CAPITAL
REGULATORY CAPITAL	RATIO
Capital ratio at March 31, 2010 (1)	7.98%
Capital ratio at December 31, 2009 (1)	7.13%

(1)	OTS capital regulations do not apply to savings and loan holding companies. These ratios are computed as if those regulations did apply to Santander Holdings USA, Inc.
SHUSA’s Tier 1 leverage ratio was positively impacted by the issuance of $750 million of common stock to Santander.
Liquidity and Capital Resources
Liquidity represents the ability of SHUSA to obtain cost effective funding to meet the needs of customers, as well as SHUSA’s financial obligations. Factors that impact the liquidity position of SHUSA include loan origination volumes, loan prepayment rates, maturity structure of existing loans, core deposit growth levels, certificate of deposit maturity structure and retention, SHUSA’s credit ratings, investment portfolio cash flows, maturity structure of wholesale funding, etc. These risks are monitored and centrally managed. This process includes reviewing all available wholesale liquidity sources. As of March 31, 2010, SHUSA had $14.8 billion in unused available overnight liquidity in the form of unused federal funds purchased lines, unused FHLB borrowing capacity, unused borrowing lines with the Federal Reserve Bank and unencumbered investment portfolio securities. SHUSA also forecasts future liquidity needs and develops strategies to ensure adequate liquidity is available at all times.
Sovereign Bank has several sources of funding to meet its liquidity requirements, including the liquid investment securities portfolio, the core deposit base, the ability to acquire large deposits, FHLB borrowings, Federal Reserve borrowings, wholesale deposit purchases, federal funds purchased and reverse repurchase agreements.
SHUSA has the following major sources of funding to meet its liquidity requirements: dividends and returns of investment from its subsidiaries, short-term investments held by nonbank affiliates and access to the capital markets. Additionally, our Parent Company and certain subsidiaries of our Parent Company have provided liquidity to SHUSA in 2010 and 2009.

SOVEREIGN BANCORP, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
As of March 31, 2010, SHUSA had over $19.9 billion in committed liquidity from the FHLB and the Federal Reserve Bank. Of this amount, $14.8 billion is unused and therefore provides additional borrowing capacity and liquidity for the Company. The Company also has cash deposits at March 31, 2010 of $1.3 billion compared with $2.3 billion at year end. The Company also has the ability to raise funds via its Parent. During the first quarter of 2010, SHUSA issued 3 million shares of common stock to raise $750 million and also issued subordinated notes of $750 million to Santander. We believe that we have ample liquidity to fund our operations.
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
Net cash provided by operating activities was $908.0 million for 2010. Net cash used by investing activities for 2010 was $1.1 billion and primarily due to the purchases of $3.2 billion of investments and $2.0 billion of loans, offset by $2.5 billion of investment sales, maturities and repayments and net loan repayments of $1.5 billion. Net cash used by financing activities for 2010 was $784.5 million, which consisted primarily of a $2.3 billion reduction in deposits, repayments of debt of $2.1 billion, offset by proceeds from debt and an increase in borrowings of $2.8 billion as well as $750 million of proceeds from the issuance of common stock. See the Consolidated Statement of Cash Flows for further details on our sources and uses of cash.
SHUSA’s debt agreements impose customary limitations on dividends, other payments and transactions.
Contractual Obligations and Commercial Commitments
SHUSA enters into contractual obligations in the normal course of business as a source of funds for its asset growth and its asset/liability management, to fund acquisitions, and to meet required capital needs. These obligations require the Company to make cash payments over time as detailed in the table below.

	Payments Due by Period
		Less than	Over 1 yr	Over 3 yrs	Over
	Total	1 year	to 3 yrs	to 5 yrs	5 yrs
FHLB advances (1)	$12,594,870	$5,847,399	$1,926,006	$1,336,253	$3,485,212
	1,021,179	1,021,179	—	—	—
Fed Funds (1)	1,861,072	1,861,072	—	—	—
Other debt obligations (1) (2)	15,149,667	7,648,502	3,593,231	2,986,281	921,653
Junior subordinated debentures due to Capital Trust entities (1) (2)	2,518,911	78,373	462,261	121,195	1,857,082
Certificates of deposit (1)	8,668,673	7,670,522	800,036	180,606	17,509
Investment partnership commitments (3)	1,157	1,038	26	26	67
Operating leases	837,328	108,035	199,405	156,969	372,919

Total contractual cash obligations	$42,652,857	$24,236,120	$6,980,965	$4,781,330	$6,654,442

(1)	Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at March 31, 2010. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Includes all carrying value adjustments, such as unamortized premiums or discounts and hedge basis adjustments.

(3)	The commitments to fund investment partnerships represent future cash outlays for the construction and development of properties for low-income housing, and historic tax credit projects. The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership or operating agreement, and could change due to variances in the construction schedule, project revisions, or the cancellation of the project.
Excluded from the above table are deposits of $33.6 billion that are due on demand by customers. Additionally, $81.6 million of tax liabilities associated with unrecognized tax benefits under FIN 48 have been excluded due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations.
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
Amount of Commitment Expiration per Period:

	Total
Other Commercial	Amounts	Less than	Over 1 yr	Over 3 yrs
Commitments	Committed	1 year	to 3 yrs	to 5 yrs	Over 5 yrs
Commitments to extend credit	$14,430,792	$5,513,498	$3,305,940	$821,800	$4,789,554
Standby letters of credit	2,711,949	1,095,090	1,201,816	234,647	180,396
Loans sold with recourse	295,811	13,682	48,417	71,487	162,225
Forward buy commitments	814,959	804,223	10,736	—	—

Total commercial commitments	$18,253,511	$7,426,493	$4,566,909	$1,127,934	$5,132,175

SHUSA’s standby letters of credit meet the definition of a guarantee under the guarantees topic of the FASB Accounting Standards Codification. These transactions are conditional commitments issued by SHUSA to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 2.2 years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. SHUSA has various forms of collateral, such as real estate assets and customer business assets. The maximum undiscounted exposure related to these commitments at March 31, 2010 was $2.7 billion, and the approximate value of the underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $2.2 billion. The fees related to standby letters of credit are deferred and amortized over the life of the commitment. These fees are immaterial to SHUSA’s financial statements at March 31, 2010. We believe that the utilization rate of these standby letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.
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

The following estimated percentage
If interest rates changed in parallel by the	increase/(decrease) to
amounts below at March 31, 2010	net interest income would result
Up 100 basis points	1.13%
Up 200 basis points	1.89%
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
Management then looks at the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk and also highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to SHUSA’s MVE at March 31, 2010 and December 31, 2009:

	The following estimated percentage
	increase/(decrease) to MVE would result
If interest rates changed in parallel by	March 31, 2010	December 31, 2009
Base (in thousands)	$7,085,698	$6,150,298
Up 200 basis points	(7.27)%	(9.55)%
Up 100 basis points	(3.37)%	(4.53)%
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
Item 4. Controls and Procedures
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2010. Based on this evaluation, our principal executive officer and our principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2010 to ensure that information required to be disclosed by the Company in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
Reference should be made to Footnote 18 in our 2009 Form 10-K and Note 10 in this Form 10-Q for disclosure regarding the lawsuit filed by SHUSA against the Internal Revenue Service. Besides this item, SHUSA is not involved in any pending material legal proceeding other than routine litigation occurring in the ordinary course of business.
Item 1A — Risk Factors
The risk factors in the Company’s Annual Report on Form 10-K has not changed materially.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.
No shares of the Company’s common stock were repurchased during the three-month period ended March 31, 2010.

Item 6 — Exhibits
(a) Exhibits

(2.1)
Transaction Agreement, dated as of October 13, 2008, between Santander Holdings USA, Inc. and Banco Santander, S.A. (Incorporated by reference to Exhibit 2.1 to Santander Holdings USA’s Current Report on Form 8-K filed October 16, 2008).

(3.1)	Amended and Restated Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA’s Current Report on Form 8-K filed January 30, 2009).

(3.2)	Amended and Restated Bylaws of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.2 to Santander Holdings USA’s Current Report on Form 8-K filed January 30, 2009).

(3.3)	Certificate of Designations for the Series D Preferred Stock (Incorporated by reference to Exhibit 3.1 of Santander Holdings USA’s Current Report on Form 8-K filed on March 27, 2009).

(3.4)
Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA’s Current Report on Form 8-K filed February 5, 2010).

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

SANTANDER HOLDINGS USA, INC. (Registrant)
Date: May 7, 2010	/s/ Gabriel Jaramillo
Gabriel Jaramillo
Chairman of the Board, Chief Executive Officer (Authorized Officer)

Date: May 7, 2010	/s/ Guillermo Sabater
Guillermo Sabater
Chief Financial Officer (Principal Financial Officer)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
EXHIBITS INDEX

(2.1)
Transaction Agreement, dated as of October 13, 2008, between Santander Holdings USA, Inc. and Banco Santander, S.A. (Incorporated by reference to Exhibit 2.1 to Santander Holdings USA’s Current Report on Form 8-K filed October 16, 2008).

(3.1)	Amended and Restated Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA’s Current Report on Form 8-K filed January 30, 2009).

(3.2)	Amended and Restated Bylaws of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.2 to Santander Holdings USA’s Current Report on Form 8-K filed January 30, 2009).

(3.3)	Certificate of Designations for the Series D Preferred Stock (Incorporated by reference to Exhibit 3.1 of Santander Holdings USA’s Current Report on Form 8-K filed on March 27, 2009).

(3.4)
Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA’s Current Report on Form 8-K filed February 5, 2010).

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