Form 10-Q
period 2010-06-30
Santander Holdings USA, Inc.
filed 2010-08-11
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐. No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2010

Common Stock (no par value)	514,107,043 shares

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
These forward-looking statements include statements with respect to SHUSA’s vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of SHUSA and are not historical facts. Although SHUSA believes that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors (some of which are beyond SHUSA’s control). Among the factors which could cause SHUSA’s financial performance to differ materially from that expressed in the forward-looking statements are:
•	the strength of the United States economy in general and the strength of the regional and local economies in which SHUSA conducts operations, which may affect, among other things, the level of non-performing assets, charge-offs, and provision for credit losses;

•	the effects of, or policies determined by the Federal Deposit Insurance Corporation, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	inflation, interest rate, market and monetary fluctuations, which may, among other things reduce interest margins, impact funding sources and affect the ability to originate and distribute financial products in the primary and secondary markets;

•	adverse movements and volatility in debt and equity capital markets;

•	adverse changes in the securities markets, including those related to the financial condition of significant issuers in our investment portfolio;

•	revenue enhancement initiatives may not be successful in the marketplace or may result in unintended costs;

•	changing market conditions may force us to alter the implementation or continuation of cost savings or revenue enhancement strategies;

•	SHUSA’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the willingness of customers to substitute competitors’ products and services and vice versa;

•	the ability of SHUSA and its third party vendors to convert and maintain SHUSA’s data processing and related systems on a timely and acceptable basis and within projected cost estimates;

•	the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, capital, liquidity, proper accounting treatment, securities and insurance, and the application thereof by regulatory bodies and the impact of changes in and interpretation of generally accepted accounting principles in the United States;

•	the “Dodd-Frank Wall Street Reform and Consumer Protection Act” enacted in July 2010 is a significant development for the industry. The true impact of this legislation to SHUSA and the industry will be unknown until the rulemaking process mandated by the legislation is complete, although the impact will involve higher compliance costs and certain elements, such as the debit interchange legislation, are likely to negatively affect our revenue and earnings.

FORWARD LOOKING STATEMENTS
(continued)
•	additional legislation and regulations may be enacted or promulgated in the future, and we are unable to predict the form such legislation or regulation may take or to the degree which we need to modify our businesses or operations to comply with such legislation or regulation (for example, proposed legislation has been introduced in Congress that would amend the Bankruptcy Code to permit modifications of certain mortgages that are secured by a Chapter 13 debtor’s principal residence);

•	technological changes;

•	competitors of SHUSA may have greater financial resources and develop products and technology that enable those competitors to compete more successfully than SHUSA;

•	changes in consumer spending and savings habits;

•	acts of terrorism or domestic or foreign military conflicts; and acts of God, including natural disasters;

•	regulatory or judicial proceedings;

•	changes in asset quality;

•	the outcome of ongoing tax audits by federal, state and local income tax authorities may require additional taxes be paid by SHUSA as compared to what has been accrued or paid as of period end;

•	the integration of SHUSA into the existing businesses of Santander or the integration may be more difficult, time consuming or costly than expected;

•	the combined company may not realize, to the extent or at the time we expect, revenue synergies and cost savings from the transaction;

•	deposit attrition, operating costs, customer losses and business disruptions following the acquisition of SHUSA by Santander, including difficulties in maintaining relationships with employees, could be greater than expected; and

•	SHUSA’s success in managing the risks involved in the foregoing.
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

PART 1 — FINANCIAL INFORMATION
Item 1. Condensed Financial Information
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited at June 30, 2010, audited at December 31, 2009)

	June 30,	December 31,
	2010	2009
	(in thousands)
ASSETS
Cash and amounts due from depository institutions	$1,767,922	$2,323,290
Investment securities:
Available-for-sale	13,954,732	13,609,398
Other investments	664,688	692,240
Loans held for investment	58,295,047	57,552,177
Allowance for loan losses	(2,043,010)	(1,818,224)

Net loans held for investment	56,252,037	55,733,953

Loans held for sale	124,931	118,994
Premises and equipment, net	494,142	477,812
Accrued interest receivable	359,749	345,122
Goodwill	4,124,351	4,135,540
Core deposit intangibles and other intangibles, net of accumulated amortization of $967,716 and $934,270 at June 30, 2010 and December 31, 2009, respectively	218,895	245,641
Bank owned life insurance	1,493,776	1,810,511
Other assets	3,628,719	3,460,714

TOTAL ASSETS	$83,083,942	$82,953,215

LIABILITIES
Deposits and other customer accounts	$41,437,988	$44,428,065
Borrowings and other debt obligations	28,867,412	27,235,151
Advance payments by borrowers for taxes and insurance	108,360	87,445
Other liabilities	2,141,148	1,815,019

TOTAL LIABILITIES	72,554,908	73,565,680

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; $25,000 liquidation preference; 7,500,000 shares authorized; 8,000 shares outstanding at June 30, 2010 and at December 31, 2009	195,445	195,445
Common stock; no par value; 800,000,000 shares authorized; 514,107,043 shares issued at June 30, 2010 and 511,107,043 shares issued at December 31, 2009	11,147,355	10,397,214
Warrants and employee stock options issued	285,435	285,435
Accumulated other comprehensive loss	(184,668)	(349,869)
Retained deficit	(914,533)	(1,140,690)

TOTAL STOCKHOLDERS’ EQUITY	10,529,034	9,387,535

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$83,083,942	$82,953,215

See accompanying notes to unaudited consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands)
INTEREST INCOME:
Interest on loans	$1,033,179	$1,043,686	$2,044,404	$2,104,917
Interest-earning deposits	404	3,796	760	5,943
Investment securities:
Available-for-sale	123,047	80,743	237,274	168,291
Other investments	219	587	672	821

TOTAL INTEREST INCOME	1,156,849	1,128,812	2,283,110	2,279,972

INTEREST EXPENSE:
Deposits and customer accounts	54,923	180,412	123,215	396,810
Borrowings and other debt obligations	291,826	279,724	592,037	572,357

TOTAL INTEREST EXPENSE	346,749	460,136	715,252	969,167

NET INTEREST INCOME	810,100	668,676	1,567,858	1,310,805
Provision for credit losses	437,304	455,796	850,011	1,165,743

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	372,796	212,880	717,847	145,062

NON-INTEREST INCOME:
Consumer banking fees	141,146	89,931	232,781	170,802
Commercial banking fees	46,253	47,829	91,876	93,974
Mortgage banking income/(loss)	5,409	19,075	25,082	(25,768)
Capital markets revenue	3,852	4,742	8,227	1,452
Bank owned life insurance	13,547	15,991	27,092	30,918
Miscellaneous income	1,060	4,643	2,469	8,606

TOTAL FEES AND OTHER INCOME	211,267	182,211	387,527	279,984

Total other-than-temporary impairment losses	(43,917)	(65,489)	(46,393)	(246,513)
Portion of loss recognized in other comprehensive income (before taxes)	40,783	41,482	43,259	142,841
Gains on the sale of investment securities	46,028	534	72,355	2,502

Net gain/(loss) on investment securities recognized in earnings	42,894	(23,473)	69,221	(101,170)

TOTAL NON-INTEREST INCOME	254,161	158,738	456,748	178,814

GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	158,605	176,705	324,776	380,968
Occupancy and equipment expenses	77,158	79,092	156,636	160,776
Technology expense	27,588	25,579	53,564	51,707
Outside services	30,317	29,686	57,491	55,301
Marketing expense	8,893	10,986	15,695	24,110
Other administrative expenses	65,936	48,158	123,250	102,308

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	368,497	370,206	731,412	775,170

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(continued)

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
	(in thousands)
OTHER EXPENSES:
Amortization of intangibles	$16,673	$19,438	$33,446	$39,815
Deposit insurance premiums	23,460	54,468	47,302	76,110
Equity method investments	5,903	7,274	14,053	17,135
Transaction related and integration charges and other restructuring costs	—	70,513	—	235,088
Loss on debt extinguishment	2,251	—	3,368	68,733

TOTAL OTHER EXPENSES	48,287	151,693	98,169	436,881

INCOME/(LOSS) BEFORE INCOME TAXES	210,173	(150,281)	345,014	(888,175)
Income tax (benefit)/provision	66,130	(8,957)	107,810	20,282

NET INCOME/(LOSS)	$144,043	$(141,324)	$237,204	$(908,457)

See accompanying notes to unaudited consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2010
(Unaudited)
(in thousands)

					Accumulated		Total
	Common			Warrants	Other	Retained	Stock-
	Shares	Preferred	Common	& Stock	Comprehensive	Earnings	Holders’
	Outstanding	Stock	Stock	Options	Loss	(Deficit)	Equity
Balance, December 31, 2009	511,107	$195,445	$10,397,214	$285,435	$(349,869)	$(1,140,690)	$9,387,535
Cumulative effect from change in accounting principle	—	—	—	—	—	(3,747)	(3,747)

Balance, January 1, 2010	511,107	$195,445	$10,397,214	$285,435	$(349,869)	$(1,144,437)	$9,383,788
Comprehensive income:
Net income	—	—	—	—	—	237,204	237,204
Change in unrealized gain/loss, net of tax:
Investment securities available-for-sale	—	—	—	—	165,726	—	165,726
Pension liabilities	—	—	—	—	603	—	603
Cash flow hedges	—	—	—	—	(1,128)	—	(1,128)

Total comprehensive income							402,405

Issuance of common stock to Parent	3,000	—	750,000	—	—	—	750,000
Stock issued in connection with employee benefit and incentive compensation plans	—	—	141	—	—	—	141
Dividends paid on preferred stock	—	—	—	—	—	(7,300)	(7,300)

Balance, June 30, 2010	514,107	$195,445	$11,147,355	$285,435	$(184,668)	$(914,533)	$10,529,034

See accompanying notes to unaudited consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six-Month Period
	Ended June 30,
	2010	2009
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income/(loss)	$237,204	$(908,457)
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Provision for credit losses	850,011	1,165,743
Depreciation and amortization	117,037	125,571
Net amortization/accretion of investment securities and loan premiums and discounts	(102,161)	(243,770)
Net gain on sale of loans	(13,683)	(40,661)
Net (gain)/loss on investment securities	(69,221)	101,170
Loss on debt extinguishments	3,368	68,733
Net loss on real estate owned and premises and equipment	7,529	4,387
Stock-based compensation	1,395	47,323
Remittance to Parent for stock-based compensation	(877)	—
Origination and purchases of loans held for sale, net of repayments	(484,382)	(4,428,678)
Proceeds from sales of loans held for sale	488,276	3,677,147
Net change in:
Accrued interest receivable	(5,736)	8,678
Other assets and bank owned life insurance	192,380	409,755
Other liabilities	197,553	(61,667)

Net cash provided by / (used in) operating activities	1,418,693	(74,726)

CASH FLOWS FROM INVESTING ACTIVITIES:
Adjustments to reconcile net cash (used in)/provided by investing activities:
Proceeds from sales of investment securities:
Available-for-sale	1,996,969	2,573,312
Proceeds from repayments and maturities of investment securities:
Available-for-sale	2,569,262	3,594,232
Net change in other investments	27,552	23,488
Purchases of available-for-sale investment securities	(3,648,265)	(6,766,122)
Proceeds from sales of loans held for investment	4,583	38,498
Purchase of loans	(3,232,447)	(1,234,828)
Net change in loans other than purchases and sales	1,107,226	4,641,771
Proceeds from sales of premises and equipment	1,794	2,328
Purchases of premises and equipment	(60,988)	(15,668)
Proceeds from sales of real estate owned	27,158	25,026
Cash received from contribution of subsidiary	—	23,300

Net cash (used in)/provided by investing activities	(1,207,156)	2,905,337

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six-Month Period
	Ended June 30,
	2010	2009
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Adjustments to reconcile net cash provided by financing activities:
Net (decrease)/increase in deposits and other customer accounts	$(2,990,077)	$827,229
Net increase/(decrease) in borrowings	1,163,920	(3,661,262)
Net proceeds from senior notes, subordinated notes and credit facility	3,370,700	1,187,852
Repayments of borrowings and other debt obligations	(3,075,063)	(1,933,642)
Net increase in advance payments by borrowers for taxes and insurance	20,915	13,446
Cash dividends paid to preferred stockholders	(7,300)	(7,300)
Proceeds from the issuance of common stock, net of transaction costs	750,000	—
Proceeds from issuance of preferred stock	—	1,800,000

Net cash (used in)/ provided by financing activities	(766,905)	(1,773,677

Net change in cash and cash equivalents	(555,368)	1,056,934
Cash and cash equivalents at beginning of period	2,323,290	3,754,523

Cash and cash equivalents at end of period	$1,767,922	$4,811,457

	Six-Month Period
	Ended June 30,
	2010	2009
	(in thousands)
Supplemental Disclosures:
Net income taxes (refunded)/paid	$138,375	$67,368
Interest paid	$711,612	$911,450
Non-cash transactions: In the first quarter of 2009, SHUSA consolidated its dealer floor plan securitization due to an early amortization event from low payment rates. This resulted in a non-cash transaction which increased loan and borrowing obligation balances by $731.7 million on the reconsolidation date.
In the second quarter of 2010, SCUSA assumed $139.3 million of securitized debt in connection with the purchase of $162.0 million of loan contracts from a third party.
During the six months ended June 30, 2010 and June 30, 2009 SHUSA received $719.5 million and $604.0 million of foreclosed and repossessed assets for the settlement of loans.
During the six months ended June 30, 2010 SHUSA received $974.7 million of available for sale mortgage backed securities in exchange for mortgage loans held for investment.
In the first quarter of 2010, SHUSA consolidated a commercial mortgage backed securitization related to a change in accounting principle which became effective on January 1, 2010. This non-cash transaction increased net loans by $866.3 million and borrowing obligation balances by $870.1 million on the reconsolidation date. During the second quarter of 2010, SHUSA sold this portfolio, and as a result, the related non-cash transactions of the first quarter have been reversed. See Note 3 for further details.
See accompanying notes to unaudited consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
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
See Note 14 for a discussion of the impact of accounting pronouncements adopted during the six-month period ended June 30, 2010.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(2) INVESTMENT SECURITIES
The following tables present the composition and fair value of investment securities available-for-sale at the dates indicated:

	June 30, 2010
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
U.S. Treasury and government agency securities	$12,997	$—	$—	$12,997
Debentures of FHLB, FNMA, and FHLMC	24,209	803	—	25,012
Corporate debt and asset-backed securities	6,882,153	190,094	17,293	7,054,954
Equity securities	2,579	181	1	2,759
State and municipal securities	2,584,454	43,903	37,895	2,590,462
Mortgage-backed securities:
U.S. government agencies	7,186	114	—	7,300
FHLMC and FNMA debt securities	2,445,072	51,756	3,928	2,492,900
Non-agency securities	2,007,542	3	239,197	1,768,348

Total investment securities available-for-sale	$13,966,192	$286,854	$298,314	$13,954,732

	December 31, 2009
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
U.S. Treasury and government agency securities	$364,596	$116	$102	$364,610
Debentures of FHLB, FNMA, and FHLMC	1,848,401	992	1,170	1,848,223
Corporate debt and asset-backed securities	6,652,059	117,232	12,119	6,757,172
Equity securities	2,579	181	1	2,759
State and municipal securities	1,836,589	14,434	48,597	1,802,426
Mortgage-backed securities:
U.S. government agencies	1,098	21	2	1,117
FHLMC and FNMA debt securities	962,465	4,876	6,184	961,157
Non-agency securities	2,230,114	1	358,181	1,871,934

Total investment securities available-for-sale	$13,897,901	$137,853	$426,356	$13,609,398

Investment securities available-for-sale with an estimated fair value of $4.9 billion and $4.2 billion were pledged as collateral for borrowings, standby letters of credit, interest rate agreements and certain public deposits at June 30, 2010 and December 31, 2009, respectively.
The following tables disclose the aggregate amount of unrealized losses as of June 30, 2010 and December 31, 2009 on securities in SHUSA’s investment portfolio classified according to the amount of time that those securities have been in a continuous loss position:

	At June 30, 2010
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities
Corporate debt and asset-backed securities	$1,259,183	(10,108)	$56,315	$(7,185)	$1,315,498	$(17,293)
Equity securities	253	(1)	—	—	253	(1)
State and municipal securities	231,767	(1,927)	479,137	(35,968)	710,904	(37,895)
Mortgage-backed Securities:
FHLMC and FNMA debt securities	493,087	(3,927)	494	(1)	493,581	(3,928)
Non-agency securities	9	—	1,767,807	(239,197)	1,767,816	(239,197)

Total investment securities available-for-sale	$1,984,299	$(15,963)	$2,303,753	$(282,351)	$4,288,052	$(298,314)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(2) INVESTMENT SECURITIES (continued)

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

As of June 30, 2010, management has concluded that the unrealized losses above on its investment securities (which totaled 192 individual securities) are temporary in nature since they are not related to the underlying credit quality of the issuers, the principal and interest on these securities are from investment grade issuers, the Company does not intend to sell these investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.
The unrealized losses on the Company’s state and municipal bond portfolio were $37.9 million at June 30, 2010 compared to $48.6 million at December 31, 2009. This portfolio consists of 100% general obligation bonds of states, cities, counties and school districts. The portfolio has a weighted average underlying credit risk rating of AA-. These bonds are insured with various companies and as such, carry additional credit protection. The Company has determined that the unrealized losses on the portfolio are due to an increase in credit spreads since acquisition, principally for obligors in certain geographic locations.
The unrealized losses on the non-agency securities portfolio were $239.2 million at June 30, 2010 compared with $358.2 million at December 31, 2009. Other than what is described in the following paragraph, this portfolio consists primarily of highly rated non-agency mortgage-backed securities from a diverse group of issuers in the private-label market. The Company has determined that the unrealized losses on the portfolio are due to an increase in credit spreads since acquisition and liquidity issues in the marketplace. The Company has concluded these unrealized losses are temporary in nature on the majority of this portfolio since we believe based on modeled projections, that there is sufficient credit subordination associated with these securities.
During the second quarter of 2010, SHUSA updated its assessment of the unrealized losses in its non-agency mortgage backed security portfolio and whether the losses were temporary in nature. SHUSA concluded that the present value of the expected cash flows on two additional non-agency mortgage backed securities was less than their amortized cost which resulted in an impairment of $3.1 million.
SHUSA has fourteen investments in certain non-agency mortgage backed securities with an ending book value of $965.8 million at June 30, 2010 and $817.9 million at December 31, 2009 which the Company does not expect to collect all of its scheduled principal. Cumulative credit losses for these securities recognized in earnings were $158.0 million and $206.2 million at June 30, 2010 and December 31, 2009.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(2) INVESTMENT SECURITIES (continued)
Below is a rollforward of the anticipated credit losses on securities which SHUSA has recorded other-than-temporary impairment charges on through earnings (excludes other-than-temporary-impairment charges incurred in the first quarter of 2009 on our Fannie Mae and Freddie Mac preferred stock since these are equity securities).

	Six Months	Six Months
	Ending	Ending
	June 30, 2010	June 30, 2009
Beginning balance at December 31, 2009 and December 31, 2008	$206,155	$62,834
Additions for amount related to credit loss for which an other-than-temporary-impairment was not previously recognized	3,134	28,206
Reductions for securities sold during the period	—	—
Reductions for increases in cash flows expected to be collected and recognized over the remaining life of security (1)	(51,293)	—
Additional increases to credit losses for previously recognized other-than-temporary-impairment charges when there is no intent to sell the security	—	38,591

Ending balance at June 30, 2010 and June 30, 2009	$157,996	$129,631

(1)	For the six-month period ended June 30, 2010, SHUSA accreted into interest income $3.0 million of the expected increase in cash flow on certain non-agencies securities. The reason for the $51.3 million improvement in anticipated credit losses was due to increased prepayment speed assumptions from reduced mortgage interest rates during the first half of 2010 as well as an improvement in expected losses.
The fourteen bonds that SHUSA has recorded other-than-temporarily impairments on have a weighted average S&P credit rating of CCC at June 30, 2010 and December 31, 2009. Each of these securities contains various levels of credit subordination. The underlying mortgage loans that comprise these investment securities were primarily originated in the years 2006 and 2007. Approximately 66% of these loans were jumbo loans, and approximately 70% of the collateral backing these securities were limited documentation loans. A summary of the key assumptions utilized to forecast future expected cash flows on the securities determined to have other-than-temporary-impairment were as follows at June 30, 2010 and December 31, 2009.

	June 30, 2010	December 31, 2009
Loss severity	49.18%	49.45%
Expected cumulative loss percentage	46.77%	32.15%
Cumulative loss percentage to date	3.61%	3.01%
Weighted average FICO	711	711
Weighted average LTV	68.5%	70.1%
Contractual maturities of SHUSA’s investment securities available for sale at June 30, 2010 are as follows (in thousands):

	Amortized	Fair
	Cost	Value
Due within one year	$432,884	$432,892
Due after 1 within 5 years	4,055,863	4,151,227
Due after 5 within 10 years	2,542,412	2,628,133
Due after 10 years/ no maturity	6,935,033	6,742,480

Total	$13,966,192	$13,954,732

Actual maturities may differ from contractual maturities when there exists a right to call or prepay obligations with or without call or prepayment penalties.
During the three-month period ended June 30, 2010, SHUSA sold its Visa Inc. Class B common shares for proceeds of $19.5 million, resulting in a pre-tax gain of $14.0 million. As part of this transaction, SHUSA entered into a total return swap in which SHUSA will make or receive payments based on subsequent changes in the conversion rate of the Class B shares into Class A shares. The swap terminates on the later of the third anniversary of Visa’s IPO or the date on which certain pre-specified litigation is finally settled. As a result of the sale of Class B shares and entering into the swap contract, SHUSA recognized a free standing derivative liability with an initial fair value of $5.5 million. See Note 13 for further discussion on this total return swap. The sale of the Class B shares, recognition of the derivative liability and reversal of the net litigation reserve liability resulted in a pre-tax benefit of $14.0 million ($9.6 million after-tax) recognized by SHUSA in the three-month period ended June 30, 2010.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(3) LOANS
The following table presents the composition of the loans held for investment portfolio by type of loan and by fixed and adjustable rates at the dates indicated:

	June 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Commercial real estate loans	$11,871,228	20.4%	$12,453,575	21.6%
Commercial and industrial loans	11,047,111	19.0	10,754,692	18.7
Multi-family loans	5,355,679	9.2	4,588,403	8.0
Other	1,273,700	2.2	1,317,204	2.3

Total commercial loans held for investment	29,547,718	50.8	29,113,874	50.6

Residential mortgages	10,726,754	18.4	10,607,626	18.4
Home equity loans and lines of credit	7,019,725	12.0	7,069,491	12.3

Total consumer loans secured by real estate	17,746,479	30.4	17,677,117	30.7

Auto loans	10,741,640	18.4	10,496,510	18.2
Other	259,210	0.4	264,676	0.5

Total consumer loans held for investment	28,747,329	49.2	28,438,303	49.4

Total loans held for investment (1)	$58,295,047	100.0%	$57,552,177	100.0%

Total loans held for investment with:
Fixed rate	$34,537,817	59.2%	$33,667,940	58.5%
Variable rate	23,757,230	40.8	23,884,237	41.5

Total loans held for investment (1)	$58,295,047	100.0%	$57,552,177	100.0%

(1)	Total loans held for investment includes deferred loan origination costs, net of deferred loan fees and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net decrease in loans of $477.6 million and $382.6 million at June 30, 2010 and December 31, 2009, respectively. The reason for the variance was primarily due discounts related to loans acquired by SCUSA during the first quarter of 2010. Loans pledged as collateral for borrowings totaled $40.7 billion and $35.9 billion at June 30, 2010 and December 31, 2009, respectively.
The entire loans held for sale portfolio at June 30, 2010 and December 31, 2009 consists of fixed rate residential mortgages. The balance at June 30, 2010 was $124.9 million compared to $119.0 million at December 31, 2009.
In the first quarter of 2010, SHUSA consolidated a commercial mortgage backed securitization (“CMBS”) related to a change in accounting principle which became effective on January 1, 2010. The Company owns the subordinated certificates issued by the securitization (“controlling class certificate holders”) which had an outstanding balance of $19.9 million. The holder of these certificates received the residual cash flows of the trust each month, if any, and incurred the initial credit losses for the underlying loans collateralizing the debt certificates. Additionally, the controlling class certificate holders had the right to determine which party should be assigned the role of special servicer for the trust. The special servicer decided how delinquent loans should be serviced in order to maximize cash flows for the benefit of the certificate holders. Since SHUSA held the controlling class certificates the Company determined it was the primary beneficiary of the Trust and as a result consolidated its assets and liabilities. This non-cash transaction increased net loans by $866.3 million and borrowings by $870.1 million on the reconsolidation date.
In the second quarter of 2010, the Company sold the controlling class certificates in the CMBS securitization that was consolidated and as such no longer has the risks and rewards of owning the subordinated certificates. Additionally, the Company no longer has the ability to decide which party should service problem loans in order to maximize cash flows of the underlying trust. Therefore, SHUSA is no longer considered the primary beneficiary of the CMBS securitization trust and as a result deconsolidated the net assets and liabilities of this vehicle in the second quarter which totaled $860.5 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(3) LOANS (continued)
The following tables present the activity in the allowance for credit losses for the periods indicated and the composition of non-performing assets at the dates indicated:

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Allowance for loan losses, beginning of period	$1,932,360	$1,687,432	$1,818,224	$1,102,753
Acquired allowance for loan losses due to SCUSA contribution from Parent	—	—	—	347,302
Allowance established in connection with reconsolidation of previously unconsolidated securitized assets	(19,653)	—	5,991	—
Charge-offs:
Commercial	176,864	67,852	351,468	151,707
Consumer secured by real estate	36,784	23,196	65,717	49,010
Consumer not secured by real estate	151,189	227,390	380,629	578,318

Total Charge-offs	364,837	318,438	797,814	779,035

Recoveries:
Commercial	17,452	2,145	27,332	5,121
Consumer secured by real estate	293	3,216	773	5,617
Consumer not secured by real estate	60,525	73,898	139,438	164,165

Total Recoveries	78,270	79,259	167,543	174,903

Charge-offs, net of recoveries	286,567	239,179	630,271	604,132
Provision for loan losses (1)	416,870	424,914	849,066	1,027,244

Allowance for loan losses, end of period	2,043,010	1,873,167	2,043,010	1,873,167

Reserve for unfunded lending commitments, beginning of period	239,651	172,780	259,140	65,162
Provision for unfunded lending commitments (1)	20,434	30,882	945	138,500
Reserve for unfunded lending commitments, end of period	260,085	203,662	260,085	203,662

Total allowance for credit losses, end of period	$2,303,095	$2,076,829	$2,303,095	$2,076,829

(1)	SHUSA defines the provision for credit losses on the consolidated statement of operations as the sum of the total provision for loan losses and provision for unfunded lending commitments.

	June 30,	December 31,
	2010	2009
Non-accrual loans:
Consumer:
Residential mortgages	$626,849	$617,918
Home equity loans and lines of credit	120,967	117,390
Auto loans and other consumer loans	351,556	535,902

Total consumer loans	1,099,372	1,271,210
Commercial	580,075	654,322
Commercial real estate	795,387	823,766
Multi-family	333,085	381,999

Total commercial loans	1,708,547	1,860,087

Total non-performing loans	2,807,919	3,131,297

Other real estate owned	105,498	73,734
Other repossessed assets	55,516	44,346

Total other real estate owned and other repossessed assets	161,014	118,080

Total non-performing assets	$2,968,933	$3,249,377

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(3) LOANS (continued)
Impaired loans are generally defined as all TDRs plus commercial non-accrual loans in excess of $1 million and residential mortgage loans with specific reserves. Impaired and past due loans are summarized as follows:

	June 30,	December 31,
	2010	2009
Impaired loans with a related allowance	$1,817,892	$1,193,095
Impaired loans without a related allowance	354,490	283,652

Total impaired loans	$2,172,382	$1,476,747

Allowance for impaired loans	$454,933	$363,059

Total loans past due 90 days as to interest or principal and accruing interest	$22,747	$27,321

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

	Contractual	Nonaccretable	Accretable	Carrying
	Receivable Amount	Yield	Yield	Amount
Balance at January 1, 2010	$2,042,594	$(225,949)	$(35,207)	$1,781,438
Additions (Loans acquired during the period)	1,451,771	(147,201)	34,370	1,338,940
Customer repayments	(560,765)	—	—	(560,765)
Charge-offs	(72,020)	72,020	—	—
Accretion of loan discount	—	—	1,938	1,938

Balance at June 30, 2010	$2,861,580	$(301,130)	$1,101	$2,561,551

In June 2010, SCUSA entered into an agreement with Citigroup to purchase approximately $3.2 billion in non-prime auto loans and service approximately $7.2 billion of Citigroup auto loans. SCUSA will pay approximately $3.2 billion in connection with this transaction which is expected to close in the fall of 2010.
(4) DEPOSIT PORTFOLIO COMPOSITION
The following table presents the composition of deposits and other customer accounts at the dates indicated:

	June 30, 2010			December 31, 2009
			Weighted			Weighted
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate
Demand deposit accounts	$7,152,161	17.3%	—%	$7,237,730	16.3%	—%
NOW accounts	5,559,451	13.4	0.15	5,703,789	12.8	0.16
Money market accounts	13,554,087	32.7	0.59	13,158,001	29.6	0.82
Savings accounts	3,616,185	8.7	0.10	3,537,983	8.0	0.14
Certificates of deposit	6,918,990	16.7	1.44	8,515,350	19.2	1.64

Total retail and commercial deposits	36,800,874	88.8	0.52	38,152,853	85.9	0.69
Wholesale NOW accounts	118,270	0.3	0.34	27,570	0.1	0.50
Wholesale money market accounts	—	—	—	486,944	1.1	0.19
Wholesale certificates of deposit	648,184	1.5	2.27	1,724,841	3.8	2.20

Total wholesale deposits	766,454	1.8	1.97	2,239,355	5.0	1.74
Government deposits	2,218,721	5.4	0.34	2,231,752	5.0	0.14
Customer repurchase agreements	1,651,939	4.0	0.22	1,804,105	4.1	0.22

Total deposits	$41,437,988	100.0%	0.53%	$44,428,065	100.0%	0.69%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(5) BORROWINGS AND OTHER DEBT OBLIGATIONS
The following table presents information regarding borrowings and other debt obligations at the dates indicated:

	June 30, 2010		December 31, 2009
		Effective		Effective
	Balance	Rate	Balance	Rate
Sovereign Bank borrowings and other debt obligations:
Securities sold under repurchase agreements	$1,127,468	0.29%	$—	—%
Fed funds purchased	1,042,000	0.10	1,000,000	0.25
FHLB advances	12,047,624	4.02	12,056,294	2.64
Reit preferred	146,833	14.21	146,115	14.34
Senior notes	1,347,234	3.92	1,346,373	3.92
Subordinated notes	1,463,539	6.12	1,663,399	5.84
Holding company borrowings and other debt obligations:
SCUSA unsecured note, due December 2010	153,000	2.23	28,000	4.48
SCUSA subordinated revolving credit facility, due December 2010	100,000	2.10	100,000	3.23
SCUSA subordinated revolving credit facility, due December 2010	—	—	117,000	4.24
SCUSA warehouse line with Wells Fargo & Co., due May 2011	684,700	1.36	1,000,000	2.01
SCUSA warehouse lines with Santander and related subsidiaries	3,445,904	1.86	4,031,267	1.94
SCUSA warehouse line with Credit Suisse, due March 2011	249,903	1.28	—	—
SCUSA warehouse line with JP Morgan Chase, due May 2011	486,100	1.31	—	—
4.80% senior notes, due September 2010	299,947	4.80	299,788	4.80
4.90% senior notes, due September 2010	249,497	4.91	248,393	4.93
2.50% senior notes, due June 2012	249,111	3.73	248,895	3.73
Floating rate senior notes, due July 2010	375,000	0.70	—	—
Floating rate senior notes, due March 2010	—	—	299,956	0.48
Santander Puerto Rico fixed rate senior notes, due February 2010	—	—	250,000	0.61
Subordinated notes	750,534	5.96	—	—
TALF loan	256,469	2.22	320,133	2.13
Asset-backed notes	3,211,554	3.30	1,929,706	4.49
Credit facilities	—	—	890,000	0.30
Junior subordinated debentures due to Capital Trust Entities	1,180,995	6.53	1,259,832	6.46

Total borrowings and other debt obligations	$28,867,412	3.51%	$27,235,151	2.99%

During the three months ended June 30, 2010, the Company, through its SCUSA subsidiary, executed two securitization transactions with net proceeds of approximately $1.7 billion and entered into three new warehouse line of credit agreements with net proceeds of approximately $2.0 billion. The proceeds from these new financing arrangements were used to pay down other warehouse facilities and to fund loan growth of approximately $400 million during the quarter.
The three SCUSA subsidiary warehouse line of credit agreements above included a $500 million line with JP Morgan Chase, which will mature on May 4, 2011, and a $1.8 billion line with Banco Santander N.A., acting through its New York branch, which will mature on December 31, 2011. Additionally, on May 7, 2010, SCUSA’s warehouse line of credit agreement with Wells Fargo Securities, LLC was amended to provide for borrowings up to $900 million and to extend the maturity date to May 6, 2011.
In June 2010, SHUSA issued a $375 million fixed rate note to Santander, which matures in July 2010. This note bears interest at 0.70%.
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(5) BORROWINGS AND OTHER DEBT OBLIGATIONS (continued)
In March 2010, the Company, through its SCUSA subsidiary, entered into a $250 million warehouse line of credit agreement with Credit Suisse. This line of credit bears interest at the commercial paper rate plus 90 basis points and will mature on March 17, 2011.
In November 2009, the Company entered into a line of credit agreement with Banco Santander. This agreement provides borrowing capacity of up to $1 billion and matures on September 30, 2011.
As previously mentioned, the Company sold the controlling class certificates in the CMBS securitization during the second quarter of 2010. See Note 3 for further discussion.
During the six-month period ended June 30, 2009, the Company retired $1.4 billion of advances from the FHLB incurring prepayment penalties of $68.7 million. This decision was made to reduce interest expense in future periods since the advances were at above market interest rates due to the low rate environment at the time.
(6) DERIVATIVES
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
Fair Value Hedges. SHUSA has historically entered into pay-variable, receive-fixed interest rate swaps to hedge changes in fair values of certain brokered certificates of deposits and certain debt obligations. Additionally, SHUSA through its SCUSA subsidiary, enters into pay-fixed, receive variable interest rate swaps to hedge changes in fair value of certain longer term assets. SHUSA had no fair value hedges outstanding at June 30, 2010. For the three-month and six-month periods ended June 30, 2009, income of $2.0 million, respectively, were recorded in earnings associated with hedge ineffectiveness.
Cash Flow Hedges. SHUSA hedges exposures to changes in cash flows associated with forecasted interest payments on variable-rate liabilities, through the use of pay-fixed, receive variable interest rate swaps. The last of the hedges is scheduled to expire in January 2016. For the six months ended June 30, 2010 and June 30, 2009, no hedge ineffectiveness was recognized as income in earnings associated with cash flow hedges. During the six months ended June 30, 2010 and 2009, $7.4 million and $17.3 million of losses deferred in accumulated other comprehensive income were recorded as interest expense as a result of discontinuance of cash flow hedges for which the forecasted transaction was probable of occurring. As of June 30, 2010, SHUSA expects approximately $9.7 million of the deferred net after-tax loss on derivative instruments included in accumulated other comprehensive income to be reclassified to earnings during the next twelve months. The effective portion of gains and losses on derivative instruments designated as cash flow hedges recorded in other comprehensive income and reclassified into earnings resulted in increases of $61.3 million and $139.3 million to interest expense for the three-month and six-month periods ended June 30, 2010. The effective portion of the unrealized gain recognized in other comprehensive income on cash flow hedges was $31.6 million and $124.3 million for the three-month and six-month periods ended June 30, 2010.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(6) DERIVATIVES (continued)
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
During the three-month period ended June 30, 2010, SHUSA sold its Visa Inc. Class B common shares resulting in a gain of $14.0 million. In conjunction with the sale of its Visa, Inc. Class B shares, SHUSA entered into a total return swap in which SHUSA will make or receive payments based on subsequent changes in the conversion rate of the Class B shares into Class A shares. This total return swap is accounted for as a free standing derivative. The fair value of the total return swap was calculated using a discounted cash flow model based on unobservable inputs consisting of management’s estimate of the probability of certain litigation scenarios, timing of litigation settlements and payments related to the swap.
SCUSA has entered into interest rate swap agreements to hedge variable rate liabilities associated with securitization trust agreements. SCUSA has over time repurchased $93 million of borrowings from the securitization trust; however, the trust documents have prevented SCUSA from terminating the associated interest rate swap agreements. Therefore, SCUSA has designated the hedges, whose notional value was $81.5 million as of June 30, 2010, as trading hedges and records changes in the market value of these hedges through earnings.
Additionally, SCUSA has derivative positions with notionals totaling $2.9 billion and $3.5 billion which were not designated to obtain hedge accounting treatment at June 30, 2010 and December 31, 2009. SHUSA recorded a charge of $7.2 million and $11.7 million for the three-month and six-month periods ended June 30, 2010 associated with these positions.
All derivative contracts are valued using either cash flow projection models or observable market prices. Pricing models used for valuing derivative instruments are regularly validated by testing through comparison with third parties.
Shown below is a summary of the derivatives designated as accounting hedges at June 30, 2010 and December 31, 2009:

	Notional			Receive	Pay	Life
	Amount	Asset	Liability	Rate	Rate	(Years)
June 30, 2010
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	$7,267,103	$—	$230,745	2.43%	1.31%	2.6

December 31, 2009
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	$6,565,898	$—	$204,034	0.56%	3.86%	2.0
Summary information regarding other derivative activities at June 30, 2010 and December 31, 2009 follows:

	June 30,	December 31,
	2010	2009
	Asset	Asset
	(Liability)	(Liability)
Mortgage banking derivatives:
Forward commitments to sell loans	$(4,722)	$2,013
Interest rate lock commitments	5,009	325

Total mortgage banking risk management	287	2,338
Swaps receive fixed	365,953	266,770
Swaps pay fixed	(361,783)	(266,355)

Net customer related interest rate hedges	4,170	415
VISA total return swap	(5,240)	—
Precious metals forward sale agreements	67	1,421
Precious metals forward purchase arrangements	(67)	(1,421)
Foreign exchange contracts	5,144	5,852

Total	$4,361	$8,605

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(6) DERIVATIVES (continued)
The following financial statement line items were impacted by SHUSA’s derivative activity as of and for the six months ended June 30, 2010:

	Balance Sheet Effect at	Income Statement Effect For The Six Months Ended
Derivative Activity	June 30, 2010	June 30, 2010
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Increases to other liabilities and deferred taxes of $230.7 million and $85.2 million, respectively, and a decrease to stockholders’ equity of $137.7 million.	Decrease in net interest income of $160.6 million.

Other hedges:
Forward commitments to sell loans	Decrease to other liabilities of $4.7 million.	Decrease in mortgage banking revenues of $6.7 million.

Interest rate lock commitments	Increase to mortgage loans of $5.0 million.	Increase in mortgage banking revenues of $4.7 million.

Net customer related hedges	Increase to other assets of $4.2 million.	Increase in capital markets revenue of $3.8 million.

Total return swap associated with sale of Visa, Inc. Class B. shares	Increase to other liabilities of $5.2 million	Decrease in other non-interest income of $5.2 million

Forward commitments to sell and purchase precious metals inventory	Insignificant balance sheet effect at June 30, 2010.	No income statement effect.

Foreign exchange	Increase to other assets of $5.1 million.	Decrease in commercial banking fees of $0.7 million.
The following financial statement line items were impacted by SHUSA’s derivative activity as of December 31, 2009 and for the six months ended June 30, 2009:

	Balance Sheet Effect at	Income Statement Effect For The Six Months Ended
Derivative Activity	December 31, 2009	June 30, 2009
Fair value hedges:
Receive fixed-pay variable interest rate swaps	No derivative positions designated in fair value hedging relationships as of December 31, 2009.	Increase in net interest income of $1.2 million.

Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Increases to other liabilities and deferred taxes of $204.0 million and $74.2 million, respectively and a net decrease to stockholders’ equity of $129.8 million.	Decrease in net interest income of $138.2 million.

Other hedges:
Forward commitments to sell loans	Increase to other assets of $2.0 million.	Increase in mortgage banking revenues of $21.6 million.

Interest rate lock commitments	Increase to mortgage loans of $0.3 million.	Decrease in mortgage banking revenues of $4.8 million.

Net customer related hedges	Increase to other assets of $0.4 million.	Decrease in capital markets revenue of $5.3 million.

Forward commitments to sell and purchase precious metals inventory	Insignificant balance sheet effect at December 31, 2009.	Decrease in commercial banking fees of $0.9 million.

Foreign exchange	Increase to other assets of $5.9 million.	Decrease in commercial banking fees of $0.9 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(7) COMPREHENSIVE (LOSS)/INCOME
The following table presents the components of comprehensive income, net of related tax, for the periods indicated:

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Net income	$144,043	$(141,324)	$237,204	$(908,457)
Change in accumulated (losses)/gains on cash flow hedge derivative financial instruments, net of tax	(18,191)	(41,637)	(5,806)	(4,589)
Change in unrealized gains/(losses) on investment securities available-for-sale, net of tax	156,997	194,613	209,751	184,679
Less reclassification adjustment, net of tax:
Derivative instruments	(2,353)	(5,499)	(4,678)	(11,015)
Pensions	(301)	(389)	(603)	(1,185)
Investments available-for-sale	27,281	(14,929)	44,025	(64,344)

Comprehensive income/(loss)	$258,222	$32,469	$402,405	$(651,823)

Accumulated other comprehensive losses, net of related tax, consisted of net unrealized losses on securities of $10.7 million (which includes $119.5 million of unrealized other-than-temporary-impairment losses recognized in accumulated other comprehensive income), net accumulated losses on unfunded pension liabilities of $15.3 million and net accumulated losses on derivatives of $158.7 million at June 30, 2010 and net unrealized losses on securities of $176.4 million (which includes $123.4 million of unrealized other-than-temporary-impairment losses recognized in accumulated other comprehensive income), net accumulated losses on unfunded pension liabilities of $15.9 million and net accumulated losses on derivatives of $157.6 million at December 31, 2009.
(8) MORTGAGE SERVICING RIGHTS
At June 30, 2010 and December 31, 2009, SHUSA serviced residential real estate loans for the benefit of others totaling $14.9 billion and $14.8 billion, respectively. The fair value of the servicing portfolio at June 30, 2010 and December 31, 2009 was $131.4 million and $127.9 million, respectively. For the three months and six months ended June 30, 2010, SHUSA recorded an impairment of $3.8 million and a recovery of $10.9 million on our mortgage servicing rights resulting from changes in expected prepayments on our mortgages due to changes in residential mortgage rates. The following table presents a summary of the activity of the asset established for the Company’s residential mortgage servicing rights.

Gross balance as of December 31, 2009	$179,643
Mortgage servicing assets recognized	16,646
Amortization	(23,895)

Gross balance at June 30, 2010	172,394
Valuation allowance	(41,228)

Balance as June 30, 2010	$131,166

The fair value of our residential mortgage servicing rights is estimated using a discounted cash flow model. This model estimates the present value of the future net cash flows of the servicing portfolio based on various assumptions. The most important assumptions in the valuation of residential mortgage servicing rights are anticipated loan prepayment rates (CPR) and the positive spread received for holding escrow related balances. Increases in prepayment speeds result in lower valuations of mortgage servicing rights. The escrow related credit spread is the estimated reinvestment yield earned on the serviced loan escrow deposits. Increases in escrow related credit spreads result in higher valuations of mortgage servicing rights. For each of these items, SHUSA must make assumptions based on current market information and future expectations. All of the assumptions are based on standards that the Company believes would be utilized by market participants in valuing mortgage servicing rights and are consistently derived and/or benchmarked against independent public sources. Additionally, an independent appraisal of the fair value of the Company’s residential mortgage servicing rights is obtained annually and is used by management to evaluate the reasonableness of the assumptions used in the Company’s discounted cash flow model.
Listed below are the most significant assumptions that were utilized by SHUSA in its evaluation of residential mortgage servicing rights for the periods presented.

	June 30, 2010	March 31, 2010	December 31, 2009	June 30, 2009
CPR	22.88%	21.56%	24.44%	24.44%
Escrow credit spread	2.88%	3.06%	3.17%	3.70%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(8) MORTGAGE SERVICING RIGHTS (continued)
A valuation allowance is established for the excess of the cost of each residential mortgage servicing asset stratum over its estimated fair value. Activity in the valuation allowance for mortgage servicing rights for the six months ended June 30, 2010 consisted of the following:

Balance as of December 31, 2009	$52,089
Net decrease in valuation allowance for mortgage servicing rights	(10,861)

Balance as June 30, 2010	$41,228

SHUSA also originates and periodically sells multi-family loans in the secondary market to Fannie Mae while retaining servicing. At June 30, 2010 and December 31, 2009, SHUSA serviced $11.9 billion and $12.3 billion of loans for Fannie Mae, respectively, and as a result has recorded servicing assets of $5.7 million and $9.3 million, respectively. SHUSA recorded servicing asset amortization of $4.7 million and $2.2 million related to the multi-family loans sold to Fannie Mae for the six-months ended June 30, 2010 and 2009, respectively. SHUSA recorded a multi-family servicing recovery of $0.7 million and $1.1 million for the three-month and six-month periods ended June 30, 2010, compared to a net recovery of $1.3 million and a net impairment $2.3 million for the corresponding periods in the prior year.
SHUSA had gains on the sale of mortgage loans, multi-family loans and home equity loans of $5.0 million and $12.7 million for the three-month and six-month periods ended June 30, 2010, compared with gains of $9.1 million and losses of $29.4 million for the corresponding periods ended June 30, 2009. The three-month and six-month periods ended June 30, 2009 included charges of $21.9 million and $70.0 million to increase our recourse reserves associated with the sales of multi-family loans to Fannie Mae. No such charges were recorded in 2010. SHUSA now has recourse reserves of $171.8 million associated with multi-family loans sold to Fannie Mae, on which SHUSA’s maximum credit exposure is $243.5 million.
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(9) BUSINESS SEGMENT INFORMATION (continued)
The following tables present certain information regarding the Company’s segments.

For the three-month period ended		Specialized	Middle
June 30, 2010	Retail	Business(1)	Market	SCUSA	Other (3)	Total

Net interest income/(expense)	$181,287	$65,577	$87,144	$401,317	$74,775	$810,100
Fees and other income	111,981	9,473	16,750	53,538	19,525	211,267
Provision for credit losses	72,446	94,754	42,540	241,404	(13,840)	437,304
General and administrative expenses	241,017	23,654	32,641	81,501	(10,316)	368,497
Income/(loss) before income taxes(1)	(25,343)	(43,423)	25,849	130,192	122,898	210,173
Intersegment revenue/(expense) (2)	(29,672)	(135,132)	(18,739)	—	183,543	—
Total average assets	$22,354,524	$15,526,101	$11,506,907	$9,985,339	$22,971,481	$82,344,352

For the six-month period ended		Specialized	Middle
June 30, 2010	Retail	Business(1)	Market	SCUSA	Other (3)	Total

Net interest income/(expense)	$356,795	$133,502	$173,164	$760,542	$143,855	$1,567,858
Fees and other income	230,404	19,109	34,850	67,821	35,343	387,527
Provision for credit losses	138,018	198,295	73,964	447,111	(7,377)	850,011
General and administrative expenses	484,039	48,206	64,219	154,586	(19,638)	731,412
Income/(loss) before income taxes(1)	(59,387)	(94,151)	64,589	223,987	209,976	345,014
Intersegment revenue/(expense) (2)	(55,046)	(276,244)	(37,815)	—	369,105	—
Total average assets	$21,993,955	$15,491,339	$11,470,338	$9,385,569	$24,358,996	$82,700,197

For the three-month period ended		Specialized	Middle
June 30, 2009	Retail	Business(1)	Market	SCUSA	Other (3)	Total

Net interest income/(expense)	$155,828	$85,260	$77,846	$343,068	$6,674	$668,676
Fees and other income	135,620	(2,103)	13,849	6,476	28,369	182,211
Provision for credit losses	38,957	142,397	44,498	218,796	11,148	455,796
General and administrative expenses	265,830	25,251	33,515	51,698	(6,088)	370,206
Income/(loss) before income taxes(1)	(62,462)	(85,789)	7,012	78,691	(87,733)	(150,281)
Intersegment revenue/(expense) (2)	29,022	(170,743)	(32,689)	—	174,410	—
Total average assets	$22,375,812	$20,045,966	$12,600,695	$6,621,336	$22,438,095	$84,081,904

For the six-month period ended		Specialized	Middle
June 30, 2009	Retail	Business(1)	Market	SCUSA	Other (3)	Total

Net interest income/(expense)	$282,308	$169,703	$153,165	$676,128	$29,501	$1,310,805
Fees and other income	235,170	(43,471)	26,389	13,647	48,249	279,984
Provision for credit losses	77,014	280,109	182,444	423,743	202,433	1,165,743
General and administrative expenses	557,353	55,411	70,910	106,483	(14,987)	775,170
Income/(loss) before income taxes(1)	(187,411)	(210,776)	(81,739)	158,829	(567,078)	(888,175)
Intersegment revenue/(expense) (2)	43,994	(350,432)	(68,417)	—	374,855	—
Total average assets	$22,661,320	$20,837,612	$12,886,725	$6,440,361	$20,745,017	$83,571,035

(1)	The Retail Segment fees and other income includes residential servicing right (impairments)/ recoveries of $(3.8) million and $10.9 million for the three months and six months ended June 30, 2010, compared to a recovery of $16.3 million and an impairment charge of $1.3 million in the corresponding periods in the prior year. The Retail Segment income/(loss) before income taxes also includes an additional deposit premium assessment of $35.3 million in the second quarter of 2009. The Specialized Business Segment fees and other income includes charges of $21.9 million and $70.0 million associated with increasing multi-family recourse reserves for loans sold to Fannie Mae for the three and six months ended June 30, 2009. See Note 8 for further discussion on these items.

(2)	Intersegment revenue/ (expense) represent charges or credits for funds used or provided by each of the segments and are included in net interest income.

(3)	Included in Other for the three months and six months ended June 30, 2009 were other-than-temporary-impairment charges of $24.0 million and $103.7 million on FNMA and FHLMC preferred stock and non-agency mortgage backed securities. Prior year results also included net transaction related and integration charges and other restructuring costs, severance and debt extinguishment charges of $70.5 million and $303.8 million for the three months and six months ended June 30, 2009, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
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
During 2009, Santander contributed SCUSA into the Company. SCUSA generated pretax income of $332.2 million in 2009 compared to $261.6 million and $260.8 million in 2008 and 2007. As a result of this contribution, SHUSA updated its deferred tax realizability analysis by incorporating future projections of taxable income that will be generated by SCUSA. As a result of incorporating future taxable income projections of SCUSA, the Company was able to reduce its deferred tax valuation allowance by $1.3 billion for the year ended December 31, 2009. SHUSA continues to maintain a valuation allowance of $428 million and $408 million at June 30, 2010 and December 31, 2009, respectively, related to deferred tax assets that will not be realized based on the current earning projections discussed above. The future realizability of our deferred tax assets will be dependent on the earnings generated by SHUSA and its subsidiaries, primarily SCUSA and Sovereign Bank. The actual earnings generated by these entities in the future could impact the realizability (either negatively or positively) of our deferred tax assets in future periods.
At June 30, 2010, the Company had net unrecognized tax benefits related to uncertain tax positions of $81.2 million, which represents the total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Gross unrecognized tax benefits at December 31, 2009	$97,048
Additions based on tax positions related to the current year	520
Additions based on tax positions related to prior years	932
Settlements	(586)
Reductions based on tax positions related to prior years	(696)

Gross unrecognized tax benefits at June 30, 2010	97,218
Less: Federal, state and local income tax benefits	(16,001)

Total unrecognized tax benefits that, if recognized, would impact the effective income tax rate as of June 30, 2010	$81,217

SHUSA recognizes penalties and interest accrued related to unrecognized tax benefits within income tax expense on the Consolidated Statement of Operations. During the three-month and six-month periods ended June 30, 2010, SHUSA recognized increases of approximately $0.4 million and $1.1 million in interest and penalties compared to an increase of $0.8 million and a decrease of $0.1 million for the corresponding periods in the prior year. Included in gross unrecognized tax benefits at June 30, 2010 was approximately $15.4 million for the potential payment of interest and penalties.
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(10) INCOME TAXES (continued)
Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. SHUSA reviews its tax balances quarterly and as new information becomes available, the balances are adjusted, as appropriate. The Company is subject to ongoing tax examinations and assessments in various jurisdictions. In late 2008, the Internal Revenue Service (the “IRS”) completed its examination of the Company’s federal income tax returns for the years 2002 through 2005. Included in this examination cycle are two separate financing transactions with an international bank totaling $1.2 billion. As a result of these transactions, SHUSA was subject to foreign taxes of $154.0 million during the years 2003 through 2005 and claimed a corresponding foreign tax credit for foreign taxes paid during those years. In 2006 and 2007, SHUSA was subject to an additional $87.6 million and $22.5 million, respectively, of foreign taxes related to these financing transactions and claimed a corresponding foreign tax credit. The IRS issued a notification of adjustment disallowing the foreign tax credits taken in 2003-2005 in the amount of $154.0 million related to these transactions; disallowing deductions for issuance costs and interest expense related to the transaction which would result in an additional tax liability of $24.9 million and assessed interest and potential penalties, the combined amount of which totaled approximately $70.8 million. SHUSA has paid the additional tax due resulting from the IRS’ adjustments, as well as the assessed interest and penalties and has filed a lawsuit seeking the refund of those amounts in Federal District Court. In addition, the IRS has commenced its audit for the years 2006 and 2007. We expect that in the future the IRS will propose to disallow the foreign tax credits and deductions taken in 2006 and 2007 of $87.6 million and $22.5 million, respectively; disallow deductions for issuance costs and interest expense which would result in an additional tax liability of $37.1 million; and to assess interest and penalties. SHUSA continues to believe that it is entitled to claim these foreign tax credits taken with respect to the transactions and also continues to believe it is entitled to tax deductions for the related issuance costs and interest deductions based on tax law. SHUSA also believes that its recorded tax reserves for its position of $57.9 million adequately provides for any potential exposure to the IRS related to these items. However, as the Company continues to go through the litigation process, we will continue to evaluate the appropriate tax reserve levels for this position and any changes made to the tax reserves may materially affect SHUSA’s income tax provision, net income and regulatory capital in future periods.
(11) RELATED PARTY TRANSACTIONS
See Note 5 for a listing of the various debt agreements SHUSA has with Santander.
In March 2010, SHUSA issued to Santander, 3,000,000 shares of SHUSA’s Common Stock, raising proceeds of $750 million.
SHUSA has $1.7 billion of public securities that consists of various senior note obligations, trust preferred security obligations and preferred stock issuances. Santander owns approximately 35% of these securities as of June 30, 2010.
Santander has provided guarantees on the covenants, agreements and obligations of SCUSA under the governing documents where SCUSA is a party for the securitizations. This includes, but is not limited to, the obligations of SCUSA as servicer and transferor to repurchase certain receivables.
SHUSA has entered into interest rate swap agreements with Santander to hedge interest rate risk on floating rate tranches of its securitizations and FHLB advances which have a notional value of $6.7 billion.
In 2006, Santander extended a total of $425 million in unsecured lines of credit to Sovereign Bank for federal funds and Eurodollar borrowings and for the confirmation of standby letters of credit issued by Sovereign Bank. This line is at a market rate and in the ordinary course of business and can be cancelled by either Sovereign Bank or Santander at any time and can be replaced by Sovereign Bank at any time. In the first quarter of 2009, this line was increased to $2.5 billion. During the six months ended June 30, 2010 and 2009, respectively, the average balance outstanding under these commitments was $826.4 million and $225.4 million. As of June 30, 2010, there was no outstanding balance on the unsecured lines of credit for federal funds and Eurodollar borrowings. Sovereign Bank paid approximately $6.3 million in fees to Santander in the six month period ended June 30, 2010 in connection with these commitments compared to $2.2 million in fees in the corresponding period in the prior year.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(11) RELATED PARTY TRANSACTIONS (continued)
The Company, and its affiliates, have entered into various service agreements with Santander and its affiliates. Each of the agreements was done in the ordinary course of business and on market terms. The agreements are as follows:
•	Nw Services Co., a Santander affiliate doing business as Aquanima, is under contract with Sovereign Bank to provide procurement services, with fees paid in the second quarter of 2010 in the amount of $0.4 million.
•	Geoban, S.A., a Santander affiliate, is under contract with Sovereign Bank to provide services in the form of debit card disputes and claims support, and consumer and mortgage loan set-up and review. There were no fees paid in the second quarter of 2010 with respect to this agreement.
•	Ingenieria De Software Bancario S.L., a Santander affiliate, is under contract with Sovereign Bank to provide information technology development, support and administration, with fees paid in the second quarter of 2010 in the amount of $32.9 million.
•	Produban Servicios Informaticos Generales S.L., a Santander affiliate, is under contract with Sovereign Bank to provide professional services, and administration and support of information technology production systems, telecommunications and internal/external applications, with fees paid in the second quarter of 2010 in the amount of $10.4 million.
•	Santander Back-Offices Globales Mayoristas S.A., a Santander affiliate, is under contract with Sovereign Bank to provide logistical support for Sovereign Bank’s derivative and hedging transactions and programs. There were no fees paid in the second quarter of 2010 with respect to this agreement.
•	Santander Global Facilities (“SGF”), a Santander affiliate, is under contract with Sovereign Bank to provide administration and management of employee benefits and payroll functions for Sovereign Bank and other affiliates. There were no fees paid in the second quarter of 2010 with respect to this agreement.
•	SGF is under contract with Sovereign Bank and other Santander affiliates pursuant to which Sovereign Bank shall share in certain employee benefits and payroll processing services provided by third party vendors through sponsorship by SGF. In the second quarter of 2010, fees in the amount of $1.3 million were paid to SGF with respect to this agreement.
•	SGF is under contract with Sovereign Bank to provide property management services. There were no fees paid in the second quarter of 2010 with respect to this agreement.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
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
The Company’s residential loan held for sale portfolio had an aggregate fair value of $124.9 million at June 30, 2010. The contractual principal amount of these loans totaled $119.4 million. The difference in fair value compared to the principal balance was $5.5 million which was recorded in mortgage banking revenues during the six-month period ended June 30, 2010. Substantially all of these loans are current and none are in non-accrual status. The fair value of these loans is estimated based upon the anticipated exit prices for these loans in the secondary market to agency buyers such as Fannie Mae and Freddie Mac. Practically all of our residential loans held for sale portfolio is sold to these two agencies.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of June 30, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that the majority of its derivative valuations are classified in Level 2 of the fair value hierarchy.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(12) FAIR VALUE (continued)
When estimating the fair value of its loans held for sale portfolio, interest rates and general conditions in the principal markets for the loans are the most significant underlying variables that will drive changes in the fair values of the loans, not borrower-specific credit risk since substantially all of the loans are current.
The following table presents the assets that are measured at fair value on a recurring basis by level within the fair value hierarchy as reported on the consolidated balance sheet at June 30, 2010. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands).

	Fair Value Measurements at Reporting Date Using:
	Quoted Prices in
	Active Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable Inputs	Balance at
	(Level 1)	(Level 2)	(Level 3)	June 30, 2010
Assets:
US Treasury and government agency securities	$—	$12,997	$—	$12,997
Debentures of FHLB, FNMA and FHLMC	—	25,012	—	25,012
Corporate debt and asset-backed securities	—	7,003,473	51,481	7,054,954
Equity securities	—	2,759	—	2,759
State and municipal securities	—	2,590,462	—	2,590,462
Mortgage backed securities	—	2,504,028	1,764,520	4,268,548

Total investment securities available-for-sale	—	12,138,731	1,816,001	13,954,732
Loans held for sale	—	124,931	—	124,931
Derivatives	—	(244,354)	(14,422)	(258,776)

Total	$—	$12,019,308	$1,801,579	$13,820,887

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

	Quoted Prices in Active	Significant Other	Significant
	Markets for	Observable Inputs	Unobservable
	Identical Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
June 30, 2010
Loans (1)	$—	$2,172,382	$—	$2,172,382
Foreclosed assets (2)	—	49,804	—	49,804
Mortgage servicing rights (3)	—	—	136,855	136,855

December 31, 2009
Loans (1)	$—	$1,476,747	$—	$1,476,747
Foreclosed assets (2)	—	118,080	—	118,080
Mortgage servicing rights (3)	—	—	136,874	136,874

(1)	These balances are measured at fair value on a non-recurring basis using the fair value of the underlying collateral.

(2)	Represents the fair value of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets, based on periodic updates of appraisals and estimated selling costs.

(3)	These balances are measured at fair value on a non-recurring basis. Mortgage servicing rights are stratified for purposes of the impairment testing.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(12) FAIR VALUE (continued)
The following table presents the increase/(decrease) in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the income statement, relating to assets held at period end.

	Six Months ended June 30,
	2010	2009
Loans	$(91,874)	$(228,996)
Foreclosed assets	(3,032)	(1,565)
Mortgage servicing rights	11,938	(1,327)

	$(82,968)	$(231,888)

The table below presents the changes in our Level 3 balances for the six-month period ended June 30, 2010.

	Investments	Mortgage
	Available-for-Sale	Servicing Rights	Derivatives	Total
Balance at December 31, 2009	$1,938,576	$136,874	$(24,585)	$2,050,865
Gains/(losses) in other comprehensive income	113,618	—	(1,182)	112,436
Gains/(losses) in earnings	(4,994)	11,938	2,970	9,914
Additions	—	16,646	(5,240)	11,406
Repayments	(231,199)	—	13,615	(217,584)
Sales/Amortization	—	(28,603)	—	(28,603)

Balance at June 30, 2010	$1,816,001	$136,855	$(14,422)	$1,938,434

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

	June 30, 2010		December 31, 2009
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Financial Assets:
Cash and amounts due from depository institutions	$1,767,922	$1,767,922	$2,323,290	$2,323,290
Investment securities:
Available-for-sale	13,954,732	13,954,732	13,609,398	13,609,398
Loans held for investment, net	56,252,038	55,438,340	55,733,953	53,483,141
Loans held for sale	124,931	124,931	118,994	118,994
Mortgage servicing rights	136,855	140,499	136,874	139,992
Mortgage banking forward commitments	(4,722)	(4,722)	2,013	2,013
Mortgage interest rate lock commitments	5,009	5,009	325	325
Financial Liabilities:
Deposits	41,437,988	40,985,256	44,428,065	43,699,060
Borrowings and other debt obligations	28,867,412	29,936,854	27,235,151	27,961,841
Interest rate derivative instruments	253,823	253,823	220,387	220,387
Total return swap	5,240	5,240	—	—
Precious metal forward sale agreements	67	67	1,421	1,421
Precious metal forward settlement arrangements	(67)	(67)	(1,421)	(1,421)
Unrecognized financial instruments:(1)
Commitments to extend credit	103,467	103,384	95,354	95,278

(1)	The amounts shown under “carrying value” represent accruals or deferred income arising from those unrecognized financial instruments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
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
Total return swap. Under the terms of the total return swap, SHUSA will make or receive payments based on subsequent changes in the conversion rate of the Visa Class B shares into Class A shares. The fair value of the total return swap was calculated using a discounted cash flow model based on unobservable inputs consisting of management’s estimate of the probability of certain litigation scenarios, timing of litigation settlements and payments related to the swap.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
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
In January 2010, the FASB issued authoritative guidance aimed at improving disclosures about fair value measurements. This guidance adds new disclosure requirements for transfers into and out of fair value hierarchy Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing disclosure requirements regarding the level of disaggregation for classes of assets and liabilities, and about inputs and valuation techniques used to measure fair value. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009 (except for certain Level 3 disclosures), and the Company adopted this guidance effective January 1, 2010. During the first half of 2010, SHUSA had no transfers between items classified as Level 1 and 2. The disclosures required by this pronouncement are included in Note 12 and 13.
In July 2010, the FASB issued authoritative guidance to improve the disclosures that companies provide about the credit quality of receivables and the related allowance for credit losses. As a result of these amendments, companies will be required to disaggregate certain existing disclosures and provide certain new disclosures about receivables and the related allowance for credit losses. SHUSA’s implementation of this guidance for the year ended December 31, 2010 is not expected to have a significant impact on SHUSA’s financial position or results of operations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(15) TRANSACTION RELATED AND INTEGRATION CHARGES AND OTHER RESTRUCTURING COSTS, NET
SHUSA recorded charges against its earnings for the three-month and six-month periods ending June 30, 2009 for transaction related and integration charges and other restructuring costs of $70.5 million and $235.1 million pre-tax, which were comprised of the following:

	Three-Month	Six-Month
	Period Ended	Period Ended
	June 30, 2009	June 30, 2009
Severance	$64,666	$137,360
Restricted stock acceleration charges	—	45,037
Miscellaneous deal costs and other	5,847	52,691

Transaction related and integration charges	$70,513	$235,088

The status of the reserves related to merger, restructuring and other expenses is summarized as follows:

	Contract
	Termination	Severance	Total
Reserve balance at December 31, 2009	$27,805	$46,900	$74,705
Charge recorded in earnings	—	—	—
Payments	7,161	19,746	26,907

Reserve balance at June 30, 2010	$20,644	$27,154	$47,798

(16) INQUIRY FROM TRUSTEE FOR THE TRUST PIERS

SHUSA has received an inquiry from the Trustee for the Trust Preferred Income Equity Redeemable Securities (“Trust PIERS”) concerning whether Santander’s acquisition of SHUSA on January 31, 2009, constituted a “change of control” under the Indenture for the Trust PIERS. SHUSA is cooperating in providing information to the Trustee.  We understand the Trustee intends to communicate with Trust PIERS holders about this issue.

If the Trustee or a holder prevails in a claim that a “change of control” has occurred, the impact on SHUSA (as of June 30, 2010) would be a reduction of pre-tax income up to approximately $309 million, of which approximately $274 million relates to the difference in the current carry amount of the subordinated debentures and the principal amount due at maturity.

SHUSA believes the acquisition by Santander was not a “change of control” and intends to vigorously defend its position against any potential claims by the Trustee or any holder of Trust PIERS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY
SHUSA is comprised of two major subsidiaries, Sovereign Bank and Santander Consumer USA (“SCUSA”). Sovereign Bank is a $73.9 billion financial institution as of June 30, 2010 with community banking offices, operations and team members located principally in Pennsylvania, Massachusetts, New Jersey, Connecticut, New Hampshire, New York, Rhode Island, and Maryland. Sovereign Bank gathers substantially all of its deposits in these market areas. We use our deposits, as well as other financing sources, to fund our loan and investment portfolios. We earn interest income on our loans and investments. In addition, we generate non-interest income from a number of sources including deposit and loan services, sales of loans and investment securities, capital markets products and bank-owned life insurance. Our principal non-interest expenses include employee compensation and benefits, occupancy and facility-related costs, technology and other administrative expenses. Our volumes, and accordingly our financial results, are affected by the economic environment, including interest rates, consumer and business confidence and spending, as well as the competitive conditions within our geographic footprint. On January 30, 2009, the Company was acquired by Banco Santander, S.A. (“Santander”). Additionally, in July 2009, Santander contributed SCUSA, a majority owned subsidiary into SHUSA. SCUSA is a specialized consumer finance company engaged in the purchase, securitization, and servicing of retail installment contracts originated by automobile dealers. SCUSA acquires retail installment contracts principally from manufacturer franchised dealers in connection with their sale of used and new automobiles and trucks primarily to nonprime customers with limited credit histories or past credit problems. SCUSA also purchases retail installment contracts from other companies.
In order to enhance the Company’s capital position, on March 25, 2009, SHUSA issued 72,000 shares of preferred stock to Santander to raise proceeds of $1.8 billion. The Series D preferred stock pays non-cumulative dividends of 10% per year. Each share of Series D preferred stock is convertible into 100 shares of the Company’s common stock. SHUSA contributed the proceeds from this issuance to Sovereign Bank in order to strengthen the Bank’s regulatory capital ratios. On July 29, 2009, the outstanding Series D preferred stock was converted into common shares of SHUSA by Santander. This action further illustrates the commitment our Parent Company has made to the Company and eliminates the cash obligation of SHUSA with respect to the 10% Series D preferred stock dividend. Additionally, on March 1, 2010, SHUSA issued 3 million shares of common stock for $750 million to our Parent Company. These funds remained at our Holding Company at June 30, 2010.
Our Tier 1 leverage ratio for SHUSA was 8.27% at June 30, 2010 compared to 7.13% at December 31, 2009. The Bank’s total risk based capital ratio was 12.85% compared to 12.46% at December 31, 2009 and 12.40% a year ago. Our capital levels and ratios are in excess of the levels required to be considered well-capitalized. We continue to strengthen our balance sheet and position the Company for any further weakening in economic conditions by increasing the amount of loan loss reserves on our balance sheet. Reserves for credit losses as a percentage of total loans held for investment have increased to 3.95% at June 30, 2010 from 3.61% at December 31, 2009.
In order to further improve our operating returns, we continue to focus on acquiring and retaining customers by demonstrating convenience through our locations, technology and business approach while offering innovative and easy-to-use products and services. In the first quarter of 2009, Sovereign Bank formed a new management team which is comprised of several executives from Santander and certain legacy Sovereign Bank executives. The new management team completed its review of Sovereign Bank’s operating procedures and cost structure. During 2009, management implemented certain pricing and fee assessment changes to our deposit portfolio and also initiated a reduction in workforce and instituted a hiring freeze with respect to certain open positions. This resulted in a reduction in our workforce of approximately 2,700 employees in 2009. Many of the reductions came from consolidating certain back office functions or eliminating certain middle to senior management positions. As a result of these actions, severance charges of $137.4 million were recorded during the six-month period ended June 30, 2009.
Our customers select SHUSA for banking and other financial services based on our ability to assist customers by understanding and anticipating their individual financial needs and providing customized solutions. Following the acquisition by Santander, Sovereign Bank focused on improving risk management and collections, improving our margins and efficiency, and reorganizing to align to Santander business models with a strong commercial focus.
In order to improve our risk management and collection efforts the Company has more than tripled its collection department headcount and certain additional senior management personnel have been placed at Sovereign Bank. Additionally, it has now formed certain specialized teams within its commercial workout area to focus on certain loan products. Finally, the servicing and collection activities related to our indirect auto portfolio have been transferred to SCUSA.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
During 2009, the Company incorporated various elements of the Santander business model into its reporting structure. These included establishing a centralized and independent risk management function and the restructuring of our risk management function to more closely following our business lines. The Company established a commercial credit group staffed with existing officers of the Company, and a credit management information system was implemented in the latter half of 2009.
Moving forward, our aim is to transform the franchise by:
1) Strengthening the core retail business;
2) Revitalizing the corporate banking business;
3) Refocusing specialized business priorities; and
4) Integrating information technology and operations systems.
RECENT INDUSTRY CONSOLIDATION
We believe the acquisition with Santander has strengthened our financial position and will continue to enable us to execute our strategy of focusing on our core retail and commercial customers. The banking industry has experienced significant consolidation in recent years, which is likely to continue in future periods. Consolidation may affect the markets in which SHUSA operates as new or restructured competitors integrate acquired businesses, adopt new business practices or change product pricing as they attempt to maintain or grow market share. Recent merger activity involving national, regional and community banks and specialty finance companies in the Northeastern United States, have affected the competitive landscape in the markets we serve. Management continually monitors the environment in which it operates to assess the impact of the industry consolidation on SHUSA, as well as the practices and strategies of our competitors, including loan and deposit pricing, customer expectations and the capital markets.
CURRENT REGULATORY ENVIRONMENT
On July 21, 2010, President Obama signed into law the “Dodd-Frank Wall Street Reform and Consumer Protection Act”, which is a significant development for the industry. The elements of the act addressing financial stability are largely focused on issues related to systemic risks and capital markets-related activities. The act includes a number of specific provisions designed to promote enhanced supervision and regulation of financial firms and financial markets, protect consumers and investors from financial abuse and provide the government with tools to manage a financial crisis and raise international regulatory standards. The act also introduces a substantial number of reforms that reshape the structure of the regulation of the financial services industry, requiring more than 60 studies to be conducted and more than 200 regulations to be written over the next two years.
The true impact of this legislation to SHUSA and the industry will be unknown until these are complete, although they will involve higher compliance costs and certain elements, such as the debit interchange legislation, are likely to negatively affect our revenue and earnings. These impacts are likely to include increases to the levels of deposit insurance assessments on large insured depository institutions, impacts to the nature and levels of fees charged to consumers, consolidation of regulatory agencies that would impact our primary regulator (the Office of Thrift Supervision), and increases to capital, leverage and liquidity requirements for banks and bank holding companies. Financial institutions deemed to be systemically important will be subject to additional supervision and requirements to develop resolution plans for potential economic and market events that could have a significant negative impact on their business. These changes could significantly impact the future profitability and growth of SHUSA.
In the fourth quarter of 2009, The Federal Reserve Board (FRB) announced regulatory changes to debit card and ATM overdraft practices that are effective July 1, 2010. These changes prohibit financial institutions from charging consumers fees for paying overdrafts on automated teller machine (ATM) and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. We believe that the combination of these changes will have an impact that could be material to our consumer banking fee revenue. The actual impact could vary due to a variety of factors, including changes in customer behavior.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CURRENT INTEREST RATE ENVIRONMENT
Net interest income represents a significant portion of the Company’s revenues. Accordingly, the interest rate environment has a substantial impact on SHUSA’s earnings. During the first six months of 2010, our net interest margin increased to 4.49% from 3.69% in the six months ended June 30, 2009. Sovereign Bank has been able to reduce its reliance on high cost time deposit and promotional money market balances that were originated primarily in the fourth quarter of 2008. Additionally, the Bank had acquired substantial amounts of liquidity in the first quarter of 2009 due to the economic uncertainty at that time. As economic conditions have improved over recent quarters, the Bank has begun to deploy this liquidity into its investment portfolio and pay down borrowings, which has improved margins. These actions have improved SHUSA’s net interest margin (excluding SCUSA) from 2.01% in the second quarter of 2009 to 2.73% in the second quarter of 2010. Net interest margin in future periods will be impacted by several factors such as but not limited to, our ability to grow and retain low cost core deposits, the future interest rate environment, loan and investment prepayment rates, and changes in non-accrual loans. See our discussion of Asset and Liability Management practices in a later section of this MD&A, including the estimated impact of changes in interest rates on SHUSA’s net interest income.
CREDIT RISK ENVIRONMENT
The credit quality of our loan portfolio has a significant impact on our operating results. We experienced significant deterioration in certain key credit quality performance indicators through 2009. Although the credit environment is still uncertain, we have seen signs of stabilization in 2010 and the pace of deterioration has slowed from what was experienced in 2009. We had charge-offs of $286.6 million and $630.3 million during the three months and six months ended June 30, 2010 compared to $239.2 million and $604.1 million during the corresponding periods in the prior year. Charge-offs related to SCUSA for three-month and six-month periods ended June 30, 2010 were $76.8 million and $202.3 million compared to $129.7 million and $339.0 million for the three-month and six-month periods ended June 30, 2009. Our provision for credit losses was $437.3 million and $850.0 million during the three months and six months ended June 30, 2010 compared to $455.8 million and $1.2 billion during the corresponding periods in the prior year.
Conditions in the housing market have been difficult over the past few years and there was a significant tightening of available credit in the marketplace. Declining real estate values and financial stress on borrowers resulted in very elevated levels of delinquencies and charge-offs in 2009. The unprecedented steps taken by the U.S. Government in late 2008 and early 2009 along with similar stimulative actions taken by governments around the world, resulted in improved liquidity in the capital markets and market conditions improved materially in the second half of 2009. However, significant challenges remain for the U.S. economy, including reducing a 26-year high for unemployment which has been between 9% and 10% since the early part of 2009. We expect to continue to see high levels of credit losses in 2010 given the current economic environment and the uncertainty of the economic recovery which has been largely dependent on government stimulus efforts.
Conditions in the housing market have significantly impacted areas of our business. Certain segments of our consumer and commercial loan portfolios have exposure to the housing market. Sovereign Bank had residential real estate loans totaling $10.9 billion at June 30, 2010 of which $2.0 billion is comprised of Alt-A (also known as limited documentation) residential loans compared to $10.7 billion at December 31, 2009 (with $2.3 billion of Alt-A loans). Although losses have been increasing, actual credit losses on these loans have been modest and totaled $14.6 million and $23.5 million during the three-month and six-month periods ended June 30, 2010 compared to $5.1 million and $10.9 million for the corresponding periods in the prior year. Future performance of our residential loan portfolio will continue to be significantly influenced by home prices in the residential real estate market, unemployment and general economic conditions. SHUSA holds allowances of $230.8 million on its residential loan portfolio at June 30, 2010 compared to $198.2 million at December 31, 2009.
The homebuilder industry also has been impacted by a decline in new home sales and a reduction in the value of residential real estate which has decreased the profitability and liquidity of these companies. Declines in real estate prices have been the most pronounced in certain states where previous increases were the largest, such as California, Florida and Nevada. Additionally, foreclosures have increased sharply in various other areas due to increasing levels of unemployment. SHUSA provided financing to various homebuilder companies which is included in our commercial loan portfolio. The Company has been working on reducing its exposure to this loan portfolio which has resulted in it declining to $335.5 million at June 30, 2010 compared to $639.2 million a year ago. Approximately ninety percent of these loans at June 30, 2010 are to builders in our geographic footprint which generally have had more stable economic conditions on a relative basis compared to the national economy. We will continue to monitor the credit quality of this portfolio in future periods given the recent market conditions and determine the impact, if any, on the allowance for loan losses related to these homebuilder loans.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We have seen early signs of stabilization in non-performing assets in our residential loan portfolio. Non-performing assets for this portfolio decreased to $626.8 million at June 30, 2010 from $633.3 million at March 31, 2010, but remain higher than December 31, 2009 levels of $617.9 million. We expect that the difficult housing environment as well as deteriorating economic conditions will continue to impact our residential portfolio which may result in elevated levels of provisions for credit losses in future periods.
Sovereign Bank also has $7.0 billion of home equity loans and lines of credit at June 30, 2010 compared to $7.1 billion at December 31, 2009. Net charge-offs on these loans for the six-month period ended June 30, 2010 were $24.0 million compared to $26.7 million for the corresponding period in the prior year. The majority of these loans and lines had an average FICO at origination of 780 and an average loan to value of 58.0%. We have total allowances of $107.3 million for this loan portfolio at June 30, 2010 compared to allowances of $137.1 million at December 31, 2009.
SHUSA has $11.0 billion of auto and other consumer loans at June 30, 2010. Our non-performing auto and other consumer loans declined significantly since year end, dropping to $351.6 million from $535.9 million, but have increased since the end of the first quarter by $40.8 million. Improvements in the SCUSA loan portfolio delinquency and loss tend to occur in the early part of the year, when its customer base utilizes tax refunds to get current on their bills. We anticipate non accrual levels will continue to rise in subsequent quarters and have factored this anticipated deterioration into our allowance for loan loss reserves for this portfolio.
As previously stated, SCUSA’s target customer base is focused on individuals with past credit problems. The current FICO distribution for its $9.3 billion loan portfolio is as follows.

FICO Band	% of Portfolio
> 650	13%
650-601	16%
600-551	34%
550-501	23%
<=500	14%
Although credit loss rates on this portfolio are elevated (8.7% during 2009 and 5.0% for the six-month period ended June 30, 2010), the pricing on the portfolios contemplates this as gross loan yields for SCUSA’s portfolio was 20.91% for the six-month period ended June 30, 2010.
In the six-month period ended June 30, 2010 non-performing asset loans in our commercial real estate decreased to $795.4 million, from $823.8 million at December 31, 2009. Delinquencies in this portfolio, however, rose from $151.6 million at December 31, 2009 to $182.7 million at June 30, 2010.
Non-performing commercial loans decreased from $654.3 million at December 31, 2009 to $580.1 million at June 30, 2009, and delinquencies on non-performing commercial loans decreased from $159.8 million at December 31, 2009 to $68.2 million at June 30, 2010.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS
General
SHUSA reported net income of $144.0 million and $237.2 million for the three-month and six-month periods ended June 30, 2010 as compared to net losses of $141.3 million and $908.5 million for the three-month and six-month periods ended June 30, 2009. Second quarter 2010 results compared against the corresponding period in the prior year were favorably impacted by a net gain on the sale of shares of Visa of $14.0 million and $32.0 million of net investment security gains.
In connection with the acquisition by Santander, SHUSA incurred transaction related and integration charges and other restructuring costs of $303.8 million during the six months ended June 30, 2009. The majority of these costs related to change in control payments to certain executives and severance charges of $137.4 million, debt extinguishment charges of $68.7 million as well as restricted stock acceleration charges of $45.0 million. The Company also incurred fees of approximately $26.4 million to third parties to successfully close the transaction.
Subsequent to the acquisition, the Company decided to prepay $1.4 billion of higher cost FHLB advances to lower funding costs in future periods and as a result incurred a debt extinguishment charge of $68.7 million in the first half of 2009. 2009 results also included investment security impairment charges of $103.7 million on our FNMA/FHLMC preferred stock portfolio and certain non-agency mortgage backed securities. Additionally, non-interest income in 2009 was impacted by mortgage banking losses of $25.8 million as a result of a $69.9 million charge to increase our recourse reserves associated with sales of multi-family loans to Fannie Mae.
In 2009, the FDIC charged all insured depository institutions a special deposit premium assessment to help replenish its deposit insurance reserve fund, resulting in additional deposit premium assessments of $35.3 million in the second quarter of 2009.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
SIX-MONTH PERIOD ENDED JUNE 30, 2010 AND 2009
(in thousands)

	2010			2009
		Tax			Tax
	Average	Equivalent	Yield/	Average	Equivalent	Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
EARNING ASSETS INVESTMENTS	$15,365,870	$260,703	3.40%	$13,706,912	$196,986	2.87%
LOANS:
Commercial loans	24,243,217	578,450	4.80%	26,938,217	598,607	4.47%
Multi-Family	5,156,879	139,226	5.41%	4,559,602	128,897	5.67%
Consumer loans
Residential mortgages	11,020,327	274,646	4.98%	11,466,274	304,330	5.31%
Home equity loans and lines of credit	7,034,414	144,202	4.13%	6,889,958	154,216	4.51%

Total consumer loans secured by real estate	18,054,741	418,848	4.65%	18,356,232	458,546	5.01%

Auto loans	10,336,892	905,663	17.67%	10,829,840	916,026	17.06%
Other	259,824	8,884	6.89%	283,056	9,915	7.06%

Total consumer	28,651,457	1,333,395	9.37%	29,469,128	1,384,487	9.46%

Total loans	58,051,553	2,051,071	7.11%	60,966,947	2,111,991	6.97%
Allowance for loan losses	(1,912,674)	—	—	(1,625,996)	—	—

NET LOANS	56,138,879	2,051,071	7.35%	59,340,951	2,111,991	7.16%

TOTAL EARNING ASSETS	71,504,749	2,311,774	6.50%	73,047,863	2,308,977	6.36%
Other assets	11,195,448	—	—	10,523,172	—	—

TOTAL ASSETS	$82,700,197	$2,311,774	5.62%	$83,571,035	$2,308,977	5.56%

FUNDING LIABILITIES
Deposits and other customer related accounts:
Retail and commercial deposits	$30,139,319	$107,166	0.72%	$33,852,339	$334,632	1.99%
Wholesale deposits	1,365,985	10,673	1.58%	5,003,611	49,815	2.01%
Government deposits	2,176,136	3,467	0.32%	2,329,340	9,466	0.82%
Customer repurchase agreements	1,692,331	1,909	0.23%	1,590,574	2,897	0.37%

TOTAL DEPOSITS	35,373,771	123,215	0.70%	42,775,864	396,810	1.87%

BORROWED FUNDS:
FHLB advances	11,595,404	274,009	4.75%	11,513,463	312,219	5.44%
Fed funds and repurchase agreements	1,830,411	2,000	0.22%	1,619,420	2,546	0.32%
Other borrowings	14,727,830	316,028	4.31%	11,310,298	257,592	4.57%

TOTAL BORROWED FUNDS	28,153,645	592,037	4.23%	24,443,181	572,357	4.70%

TOTAL FUNDING LIABILITIES	63,527,416	715,252	2.26%	67,219,045	969,167	2.90%
Demand deposit accounts	7,024,382	—	—	6,600,771	—	—
Other liabilities	2,024,704	—	—	2,299,285	—	—

TOTAL LIABILITIES	72,576,502	715,252	1.98%	76,119,101	969,167	2.56%
STOCKHOLDERS’ EQUITY	10,123,695	—	—	7,451,934	—	—

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$82,700,197	715,252	1.75%	$83,571,035	969,167	2.33%

NET INTEREST INCOME		$1,596,522			$1,339,810

NET INTEREST SPREAD (1)			4.24%			3.46%

NET INTEREST MARGIN (2)			4.49%			3.69%

(1)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(2)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Net Interest Income
Net interest income for the three-month and six-month periods ended June 30, 2010 was $810.1 million and $1.6 billion compared to $668.7 million and $1.3 billion for the same periods in 2009. SCUSA generated net interest income of $760.5 million for the six-month period ended June 30, 2010 compared to $676.1 million for the same period in the corresponding year due to growth in average earning assets at SCUSA. Excluding this impact, net interest income increased to $807.3 million for the six-month period ended June 30, 2010, compared to $634.7 million for the same period in the corresponding period in the prior year due to a significant reduction in high cost time deposits. Additionally, prior to the acquisition of Sovereign Bank by Santander, the Company originated a large amount of high cost deposits to stabilize liquidity levels. The Company’s liquidity and financial position improved significantly following the acquisition and as these high cost deposits matured in the fourth quarter of 2009 the runoff of these funds has lowered the Bank’s overall funding costs. Average earning retail time deposits totaled $7.6 billion at a weighed average cost of 1.45% for the quarter ended June 30, 2010 compared to $13.6 billion at a weighed average cost of 3.27% for the corresponding period in the prior year.
Interest on investment securities and interest earning deposits was $123.7 million and $238.7 million for the three-month and six-month periods ended June 30, 2010, compared to $85.1 million and $175.1 million for the same periods in 2009. The average balance of investment securities was $15.4 billion with an average tax equivalent yield of 3.40% for the six-month period ended June 30, 2010 compared to an average balance of $13.7 billion with an average yield of 2.87% for the same period in 2009. As mentioned previously, the Company has deployed some of its excess liquidity throughout the second half of 2009 as economic conditions have stabilized from the height of the financial crisis at the end of the third quarter of 2008.
Interest on loans was $1.0 billion and $2.0 billion for the three-month and six-month periods ended June 30, 2010, compared to $1.0 billion and $2.1 billion for the three-month and six-month periods in 2009. Average loan balances for the six-month period ended June 30, 2010 declined $2.9 billion from the same period in the corresponding year while yields increased to 7.11% for the six-month period ended June 30, 2010 compared to 6.97% for the corresponding period in the prior year.
Interest on deposits and related customer accounts was $54.9 million and $123.2 million for the three-month and six-month periods ended June 30, 2010, compared to $180.4 million and $396.8 million for the same periods in 2009. The average balance of deposits was $35.4 billion with an average cost of 0.70% for the six-month period ended June 30, 2010 compared to an average balance of $42.8 billion with an average cost of 1.87% for the same period in 2009. The reduction in yields has been due to repricing efforts on promotional money market accounts during 2009 and the runoff of the previously mentioned high cost time deposits issued in the latter half of 2008. The average balance of non-interest bearing demand deposits increased to $7.0 billion for the six-month period ended June 30, 2010 from $6.6 billion for the corresponding period in 2009.
Interest on borrowed funds was $291.8 million and $592.0 million for the three-month and six-month periods ended June 30, 2010, compared to $279.7 million and $572.4 millions for the same periods in 2009. The average balance of borrowings was $28.2 billion with an average cost of 4.23% for the six-month period ended June 30, 2010 compared to an average balance of $24.4 billion with an average cost of 4.70% for the same period in 2009. The increase in borrowing levels is due to SCUSA asset earning growth which has been funded with increased borrowings as well as an increase in Sovereign Bank borrowing levels of $1.3 billion which have been utilized to partially offset the runoff of the high cost time deposits mentioned above.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Provision for Credit Losses
The provision for credit losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for credit losses for the three-month and six-month periods ended June 30, 2010 was $437.4 million and $850.0 million, compared to $455.8 million and $1.2 billion for the same periods in 2009. Credit losses, while showing signs of stabilizing, remain elevated given recent economic weakness and high unemployment levels which has negatively impacted the credit quality of our loan portfolios.
Non-performing assets were $3.0 billion or 3.57% of total assets at June 30, 2010, compared to $3.2 billion or 3.92% of total assets at December 31, 2009 and $2.5 billion or 3.00% of total assets at June 30, 2009. The increase from the year ago period was primarily driven by our residential, commercial real estate and commercial and industrial loan portfolios. Although non-performing assets levels have remained higher than the comparable period a year ago, non-performing asset levels have decreased in each of the past two quarters. Future changes to delinquency and non performing assets levels will have a significant impact on our financial results. Management regularly evaluates SHUSA’s loan portfolios, and its allowance for loan losses, and adjusts the loan loss allowance as deemed necessary.
The following table presents the activity in the allowance for credit losses for the periods indicated:

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009

Allowance for loan losses, beginning of period	$1,932,360	$1,687,432	$1,818,224	$1,102,753
Acquired allowance for loan losses due to SCUSA contribution from Parent	—	—	—	347,302
Allowance established in connection with reconsolidation of previously unconsolidated securitized assets	(19,653)	—	5,991	—
Charge-offs:
Commercial	176,864	67,852	351,468	151,707
Consumer secured by real estate	36,784	23,196	65,717	49,010
Consumer not secured by real estate	151,189	227,390	380,629	578,318

Total Charge-offs	364,837	318,438	797,814	779,035

Recoveries:
Commercial	17,452	2,145	27,332	5,121
Consumer secured by real estate	293	3,216	773	5,617
Consumer not secured by real estate	60,525	73,898	139,438	164,165

Total Recoveries	78,270	79,259	167,543	174,903

Charge-offs, net of recoveries	286,567	239,179	630,271	604,132
Provision for loan losses (1)	416,870	424,914	849,066	1,027,244

Allowance for loan losses, end of period	2,043,010	1,873,167	2,043,010	1,873,167

Reserve for unfunded lending commitments, beginning of period	239,651	172,780	259,140	65,162
Provision for unfunded lending commitments (1)	20,434	30,882	945	138,500
Reserve for unfunded lending commitments, end of period	260,085	203,662	260,085	203,662

Total allowance for credit losses, end of period	$2,303,095	$2,076,829	$2,303,095	$2,076,829

(1)	The provision for credit losses on the consolidated statement of operations as the sum of the total provision for loan losses and provision for unfunded lending commitments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Non-Interest Income
Total non-interest income was $254.2 million and $456.7 million for the three-month and six-month periods ended June 30, 2010, compared to $158.7 million and $178.8 million for the same periods in 2009. The six-month period ended June 30, 2010 includes $14.0 million of gains on the sale of Visa ownership interests, $69.2 million of gains on the sale of investment securities, $11.9 million benefit from changes in MSR impairment reserves, and $3.1 million of other-than-temporary impairment charges. The six-month period ended June 30, 2009 includes an other-than-temporary impairment charge of $36.9 million on FNMA and FHLMC preferred stock, a $66.8 million other-than-temporary impairment charge on our non-agency mortgage backed securities and an increase to recourse reserves on multifamily loans sales of $70.0 million.
Consumer banking fees were $141.1 million and $232.8 million for the three-month and six-month periods ended June 30, 2010, compared to $89.9 million and $170.8 million for the same periods in 2009, representing increases of 57.0% and 36.3%, respectively. The increase for the six-month period ended June 30, 2010 is due to growth in consumer loan fees which increased $54.0 million during the six-month period ended June 30, 2010 due to growth in the SCUSA loan portfolio. Additionally, deposit fees increased $9.3 million from the corresponding period in the prior year due to certain pricing changes on deposit products.
Commercial banking fees were $46.3 million and $91.9 million for the three-month and six-month periods ended June 30, 2010, compared to $47.8 million and $94.0 million for the same periods in 2009, representing decreases of 3.1% and 2.2%, respectively. The Company has been able to maintain its commercial levels in spite of declining commercial loan balances due to pricing changes on its commercial deposit and loan portfolios.
Net mortgage banking income was composed of the following components:

	Three months ended		Six months ended
	June 30,		June 30,
	2010	2009	2010	2009
Sales of mortgage loans and related securities	$5,432	$27,080	$13,757	$38,717
Net (losses)/gains on hedging activities	3,243	(343)	1,810	14,575
Mortgage servicing fees	13,656	12,676	27,196	25,884
Amortization of mortgage servicing rights	(13,296)	(18,716)	(28,603)	(35,533)
Residential mortgage servicing rights (impairments)/recoveries	(3,829)	15,041	10,861	927
Sales and changes to recourse reserves of multi-family loans	(474)	(17,941)	(1,016)	(68,084)
Recoveries from/(Impairments to) multi-family mortgage servicing rights	676	1,278	1,077	(2,254)

Total mortgage banking (losses)/income	$5,408	$19,075	$25,082	$(25,768)

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
Sales of mortgage loans have declined for the three-month and six-month periods ended June 30, 2010 compared to 2009 as the Company has decided to keep more loan production on its balance sheet in the first half of 2010 and the end of 2009. For the three-month and six-month periods ended June 30, 2010, SHUSA sold $231.7 million and $482.8 million of loans at a gain of $5.4 million and $13.8 million compared to $2.1 billion and $3.2 billion of loans at a gain of $27.1 million and $38.7 million in the corresponding periods in the prior year.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
At June 30, 2010 and December 31, 2009, SHUSA serviced residential real estate loans for the benefit of others totaling $14.9 billion and $14.8 billion, respectively. The fair value of the servicing portfolio at June 30, 2010 and December 31, 2009 was $131.4 million and $127.9 million, respectively. For the three months and six months ended June 30, 2010, SHUSA recorded $3.8 million of impairments and $10.9 million of recoveries on our mortgage servicing rights resulting from slower than expected prepayments on our residential mortgage portfolio. The most important assumptions in the valuation of mortgage servicing rights are anticipated loan prepayment rates (CPR) and the positive spread received for holding escrow related balances. Increases in prepayment speeds (which are generally driven by lower long term interest rates) result in lower valuations of mortgage servicing rights, while lower prepayment speeds result in higher valuations. The escrow related credit spread is the estimated reinvestment yield earned on the serviced loan escrow deposits. Increases in escrow related credit spreads result in higher valuations of mortgage servicing rights while lower spreads result in lower valuations. For each of these items, SHUSA must make market assumptions based on future expectations. All of the assumptions are based on standards that we believe would be utilized by market participants in valuing mortgage servicing rights and are consistently derived and/or benchmarked against independent public sources. Additionally, an independent appraisal of the fair value of our mortgage servicing rights is obtained annually and is used by management to evaluate the reasonableness of our discounted cash flow model. Future changes to prepayment speeds may cause significant future charges or recoveries of previous impairments in future periods.
Listed below are the most significant assumptions that were utilized by SHUSA in its evaluation of mortgage servicing rights for the periods presented.

	June 30, 2010	March 31, 2010	December 31, 2009	June 30, 2009
CPR	22.88%	21.56%	24.44%	24.44%
Escrow credit spread	2.88%	3.06%	3.17%	3.70%
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
SHUSA originates and periodically sells multi-family loans in the secondary market to Fannie Mae while retaining servicing. Under the terms of the sales program with Fannie Mae, we retain a portion of the credit risk associated with such loans. As a result of this agreement with Fannie Mae, SHUSA retains a 100% first loss position on each multi-family loan sold to Fannie Mae under such program until the earlier to occur of (i) the aggregate losses on the multi-family loans sold to Fannie Mae reaching the maximum loss exposure for the portfolio as a whole ($243.5 million as of June 30, 2010) or (ii) until all of the loans sold to Fannie Mae under this program are fully paid off. The maximum loss exposure is available to satisfy any losses on loans sold in the program subject to the foregoing limitations.
The Company has established a liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae. This liability represents the amount that the Company estimates that it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon an industry-based default curve with a range of estimated losses. At June 30, 2010 and December 31, 2009, SHUSA had a $171.8 million and $184.2 million liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae under this sales program.
At June 30, 2010 and December 31, 2009, SHUSA serviced $11.9 billion and $12.3 billion, respectively, of loans for Fannie Mae sold to it pursuant to this program with a maximum potential loss exposure of $243.5 million and $245.7 million, respectively. As a result of this retained servicing on multi-family loans sold to Fannie Mae, the Company had loan servicing assets of $5.7 million and $9.3 million at June 30, 2010 and December 31, 2009, respectively. During the six-month period ended June 30, 2010 and the corresponding period in the prior year, SHUSA recorded servicing asset amortization of $4.7 million and $4.4 million, respectively. Additionally, during the first six months of 2010, SHUSA recorded a net servicing right asset recovery of $1.1 million.
Capital markets revenues were $3.9 million and $8.2 million for the three-month and six-month periods ended June 30, 2010, compared to $4.7 million and $1.5 million for the same periods in 2009. The six-month period ended June 30, 2009 includes a charge of $8.0 million to increase reserves for uncollectible swap receivables from customers due to deterioration in the credit worthiness of these companies.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Bank owned life insurance (BOLI) income represents the increase in the cash surrender value of life insurance policies for certain employees where the Bank is the beneficiary of the policies, as well as the receipt of insurance proceeds. The decrease in BOLI income to $27.1 million for the six-month period ended June 30, 2010, compared to $30.9 million for the comparable period in the prior year is primarily due to decreased death benefits as well as lower returns on certain polices.
Net gains on investment securities were $42.9 million and $69.2 million for the three-month and six-month periods ended June 30, 2010, compared to net losses of $23.5 million and $101.2 million for the same periods in 2009. Second quarter 2010 results included an other-than-temporary impairment charge of $3.1 million on certain non-agency mortgage backed securities. Additionally, second quarter 2010 results included a net gain of $14.0 million on the sale of Visa Inc. Class B common shares. Second quarter 2009 results included an other-than-temporary impairment charge of $24.0 million on certain non-agency mortgage backed securities. First quarter 2009 results included other-than-temporary impairment charges of $36.9 million on FNMA and FHLMC preferred stock and $42.8 million on certain non-agency mortgage backed securities due to increased credit loss assumptions in 2009 due to continued deteriorating economic conditions, including higher levels of impairment. See Note 2 for further discussion.
General and Administrative Expenses
General and administrative expenses for the three-month and six-month periods ended June 30, 2010 were $368.5 million and $731.4 million, compared to $370.2 million and $775.2 million for the same periods in 2009. This reduction has been primarily due to cost management efforts implemented in 2009. Sovereign Bank has reduced its employee base 24% from December 2008 to December 2009 as the Company has exited certain business lines, combined certain back office functions and transferred certain servicing operations to subsidiaries of Santander. Additionally, the Company has reduced certain discretionary expenses during this same period.
Other Expenses
Other expenses consist primarily of amortization of intangibles, deposit insurance expense, merger related and integration charges, equity method investment expense and other restructuring and proxy and related professional fees. Other expenses were $48.3 million and $98.2 million for the three-month and six-month periods ended June 30, 2010, compared to $151.7 million and $436.9 million for the same periods in 2009. The reasons for the variances are discussed below.
SHUSA recorded charges of $70.5 million and $303.8 million for the three-month and six-month periods ended June 30, 2009 associated with transaction related and integration charges and other restructuring costs. The majority of these costs in the six-month period ended June 30, 2009 related to change in control payments to certain executives and severance charges of $72.7 million as well as restricted stock acceleration charges of $45.0 million. SHUSA also incurred fees of approximately $26.4 million to third parties to successfully close the transaction. During the first quarter of 2009, SHUSA redeemed $1.4 billion of high cost FHLB advances incurring a debt extinguishment charge of $68.7 million. This decision was made to reduce interest expense in future periods since the advances were at above market interest rates due to the current low rate environment.
SHUSA recorded charges of $35.3 million for the three-month period ended June 30, 2009 associated with the FDIC one time special assessment. This fee was charged by the FDIC to help replenish their deposit insurance reserve fund.
SHUSA recorded intangible amortization expense of $33.4 million for the six-month period ended June 30, 2010, compared to $39.8 million for the corresponding period in the prior year. The decrease in the current year period is due primarily to decreased core deposit intangible amortization expense on previous acquisitions.
Income Tax Provision/(Benefit)
An income tax provision of $66.1 million and $107.8 million was recorded for the three-month and six-month periods ended June 30, 2010, compared to a benefit of $9.0 million and a provision of $20.3 million for the same periods in 2009 resulting in an effective tax rate/(benefit) of 31.46% and 31.25% in 2010 compared to (5.96)% and 2.28% in 2009. The 2009 tax rates are not meaningful due to the significant loss recorded by Sovereign Bank at that time.
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. SHUSA reviews its tax balances quarterly and as new information becomes available, the balances are adjusted, as appropriate. The Company is subject to ongoing tax examinations and assessments in various jurisdictions. In late 2008, the Internal Revenue Service (the “IRS”) completed its examination of the Company’s federal income tax returns for the years 2002 through 2005. Included in this examination cycle are two separate financing transactions with an international bank totaling $1.2 billion. As a result of these transactions, SHUSA was subject to foreign taxes of $154.0 million during the years 2003 through 2005 and claimed a corresponding foreign tax credit for foreign taxes paid during those years. In 2006 and 2007, SHUSA was subject to an additional $87.6 million and $22.5 million, respectively, of foreign taxes related to these financing transactions and claimed a corresponding foreign tax credit. The IRS issued a notification of adjustment disallowing the foreign tax credits taken in 2003-2005 in the amount of $154.0 million related to these transactions; disallowing deductions for issuance costs and interest expense related to the transaction which would result in an additional tax liability of $24.9 million and assessed interest and potential penalties, the combined amount of which totaled approximately $70.8 million. SHUSA has paid the additional tax due resulting from the IRS’ adjustments, as well as the assessed interest and penalties and has filed a lawsuit seeking the refund of those amounts in Federal District Court. In addition, the IRS has commenced its audit for the years 2006 and 2007. We expect that in the future the IRS will propose to disallow the foreign tax credits and deductions taken in 2006 and 2007 of $87.6 million and $22.5 million, respectively; disallow deductions for issuance costs and interest expense which would result in an additional tax liability of $37.1 million; and to assess interest and penalties. SHUSA continues to believe that it is entitled to claim these foreign tax credits taken with respect to the transactions and also continues to believe it is entitled to tax deductions for the related issuance costs and interest deductions based on tax law. SHUSA also believes that its recorded tax reserves for its position of $57.9 million adequately provides for any potential exposure to the IRS related to these items. However, as the Company continues to go through the litigation process, we will continue to evaluate the appropriate tax reserve levels for this position and any changes made to the tax reserves may materially affect SHUSA’s income tax provision, net income and regulatory capital in future periods.
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Retail Banking segment net interest income increased $25.5 million and $74.5 million to $181.3 million and $356.8 million for the three-month and six-month periods ended June 30, 2010 compared to the corresponding period in the preceding year. The increase in net interest income was due to margin expansion on a matched funded basis due to the runoff of the previously mentioned high cost deposits. The average balance of loans was $21.5 billion for the six months ended June 30, 2010 compared to an average balance of $22.5 billion for the corresponding period in the preceding year and the net spread on the loan portfolio for the six month period ended June 30, 2010 was 1.75% compared to 1.69% for the corresponding period in the prior year. The average balance of deposits was $34.9 billion for the six months ended June 30, 2010, compared to $39.0 billion for the same period a year ago. The net spreads on our retail deposit portfolio were 1.00% for the six-month period ended June 30, 2010 compared to 0.52% for the corresponding period in the prior year. The provision for credit losses increased $33.5 million and $61.0 million for the three months and six months ended June 30, 2010 and is driven by increased allowance allocations for the division’s loan portfolio. Provision levels have been at elevated levels since the third quarter of 2008 due to increasing high levels of unemployment. General and administrative expenses totaled $241.0 million and $484.0 million for the three months and six months ended June 30, 2010, compared to $265.8 million and $557.4 million for the three months and six months ended June 30, 2009. The decrease in general and administrative expenses is due to tighter cost controls and a lower headcount within our retail banking division.
The Specialized Business segment net interest income decreased $19.7 million and $36.2 million to $65.6 million and $133.5 million for the three-month and six-month periods ended June 30, 2010 compared to the corresponding period in the preceding year. The net spread on a match funded basis for this segment was 1.77% for the first six months of 2010 compared to 1.85% for the same period in the prior year. The average balance of loans for the six-month period ended June 30, 2010 was $14.9 billion compared with $18.3 billion for the corresponding period in the prior year. Fees and other income were $9.5 million and $19.1 million for the three-month and six-month periods ended June 30, 2010 compared to $(2.1) million and $(43.5) million for the corresponding periods in the prior year. The prior year results included a charge of $70.0 million to increase our recourse reserves associated with the sales of multi-family loans to Fannie Mae. The provision for credit losses decreased $47.6 million and $81.8 million to $94.8 million and $198.3 million for the three months and six months ended June 30, 2010 due to a lower level of specific reserves. General and administrative expenses totaled $23.7 million and $48.2 million for the three months and six months ended June 30, 2010, compared to $25.3 million and $55.4 million for the three months and six months ended June 30, 2009. The reason for the decline is due to lower headcount levels due to staff reductions.
The Middle Market segment net interest income increased $9.3 million and $20.0 million to $87.1 million and $173.2 million for the three-month and six-month periods ended June 30, 2010 compared to the corresponding period in the preceding year. The net spread on a match funded basis for this segment was 1.99% for the first six months of 2010 compared to 1.70% for the same period in the prior year. The average balance of loans for the six months ended June 30, 2010 was $12.1 billion compared with $13.5 billion for the corresponding period in the prior year. The provision for credit losses decreased $2.0 million and $108.5 million to $42.5 million and $74.0 million for the three months and six months ended June 30, 2010 due to a decrease in specific reserve allocations on certain segments within our commercial loan portfolio. The 2009 provision results included an increase in specific reserve levels due to conforming to our Parent’s reserve allocation methodology. General and administrative expenses (including allocated corporate and direct support costs) were $32.6 million and $64.2 million for the three months and six months ended June 30, 2010 compared with $33.5 million and $70.9 million for the corresponding periods in the prior year. The reason for the decline is due to tighter expense management controls and lower headcount levels due to staff reductions.
The SCUSA segment net interest income increased $58.2 million and $84.4 million to $401.3 million and $760.5 million for the three-month and six-month period ended June 30 2010, compared to the corresponding period in the preceding year. The average balance of loans for the six months ended June 30, 2010 was $8.6 billion compared with $6.3 billion for the corresponding period in the prior year and the yield on the loan portfolio for the six month period ended June 30, 2010 was 20.91% compared to 24.78% for the corresponding period in the prior year. Average borrowings for the six-month period ended June 30, 2010 were $8.2 billion with an average cost of 3.50%, compared to $5.7 billion with an average cost of 3.65% in the preceding year. The provision for credit losses was $241.4 million and $447.1 million for the three months and six months ended June 30, 2010 compared to $218.8 million and $423.7 million for the three month and six month periods ended June 30, 2009. General and administrative expenses totaled $81.5 million and $154.6 million for the three months and six months ended June 30, 2010, compared to $51.7 million and $106.5 million for the three months and six months ended June 30, 2009. SCUSA continues to remain profitable due to aggressive pricing on its loan portfolio, favorable financing costs and adequate sources of liquidity which in a large part is attributable to its relationship with Santander. Additionally, SCUSA’s successful servicing and collection practices have enabled them to maximize cash collections on their portfolio. Future profitability levels will depend on controlling credit losses and continuing to be able to effectively price its portfolio. SCUSA’s business has also been favorably impacted by the fact that certain competitors have exited the subprime auto market.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In June 2010, SCUSA entered into an agreement with Citigroup to purchase approximately $3.2 billion in non-prime auto loans and service approximately $7.2 billion of Citigroup auto loans. SCUSA will pay approximately $3.2 billion in connection with this transaction which is expected to close in the fall of 2010.
The net income before income taxes for Other increased $210.6 million and $777.1 million to $122.9 million and $210.0 million for the three months and six months ended June 30, 2010 compared to the corresponding periods in the preceding year. Results for the six months ended June 30, 2009 included charges of $36.9 million and $66.8 million related to the other-than-temporary impairment charge on FNMA and FHLMC preferred stock and the non-agency mortgage backed securities portfolio, respectively. Results for the three months and six months ended June 30, 2009 included charges of $70.5 million and $303.8 million related to transaction related and integration charges and other restructuring costs, respectively. Net interest income increased $68.1 million and $114.4 million to $74.8 million and $143.9 million for the three months and six months ended June 30, 2010 compared to the corresponding periods in the preceding year due primarily to borrowing yields decreasing 47 basis points for the six-month period ended June 30, 2010. Average borrowings for the six-month period ended June 30, 2010 and 2009 were $28.2 billion and $24.4 billion, respectively, with an average cost of 4.23% and 4.70%. Average investments for the six-month period ended June 30, 2010 and 2009 was $15.4 billion and $13.7 billion, respectively, at an average yield of 3.40% and 2.87%.
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
FINANCIAL CONDITION
Loan Portfolio
At June 30, 2010, commercial loans totaled $24.2 billion representing 41.4% of SHUSA’s loan portfolio, compared to $24.5 billion, or 42.5% of the loan portfolio, at December 31, 2009 and $26.3 billion, or 44.3% of the loan portfolio, at June 30, 2009. At June 30, 2010 and December 31, 2009, only 11% and 6%, respectively, of our total commercial portfolio was unsecured. The ability for SHUSA to originate commercial loans to credit worthy customers in recent quarters has been limited due to challenging economic conditions which has resulted in reduced loan demand as corporate borrowers are being more cautious about increasing their Company’s debt obligations.
At June 30, 2010, multi-family loans totaled $5.4 billion representing 9.2% of SHUSA’s loan portfolio, compared to $4.6 billion, or 8.0% of the loan portfolio, at December 31, 2009 and $4.5 billion or 7.6% of the loan portfolio at June 30, 2009. The increase in multi-family loans since December 31, 2009 is due to the Company’s decision not to sell any multifamily loan production during the first half of the year in order to increase the percentage of our assets in this lower risk asset class.
The consumer loan portfolio secured by real estate (consisting of home equity loans and lines of credit of $7.0 billion and residential loans of $10.9 billion) totaled $17.9 billion at June 30, 2010, representing 30.6% of SHUSA’s loan portfolio, compared to $17.8 billion, or 30.9%, of the loan portfolio at December 31, 2009 and $18.0 billion or 30.3% of the loan portfolio at June 30, 2009. SHUSA entered into a credit default swap in 2006 on a portion of its residential real estate loan portfolio through a synthetic securitization structure. Under the terms of the credit default swap, SHUSA is responsible for the next $0.2 million of losses on the remaining loans in the structure which totaled $2.1 billion at June 30, 2010. SHUSA is reimbursed for the next $50.8 million of losses under the terms of the credit default swap. Losses above $51.0 million are borne by SHUSA. This credit default swap term is equal to the term of the loan portfolio.
The consumer loan portfolio not secured by real estate (consisting of automobile loans of $10.7 billion and other consumer loans of $259.2 million) totaled $11.0 billion at June 30, 2010, representing 18.9% of SHUSA’s loan portfolio, compared to $10.8 billion, or 18.7%, of the loan portfolio at December 31, 2009 and $10.6 billion or 17.8% of the loan portfolio at June 30, 2009. Auto loans as a percentage of our total loan portfolio have decreased due to Sovereign Bank’s decision to discontinue the origination of indirect auto loans in 2008. Sovereign Bank auto loans have declined to $2.6 billion at June 30, 2010 compared to $3.4 billion at December 31, 2009 and $4.4 billion at June 30, 2009.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Non-Performing Assets
At June 30, 2010, SHUSA’s non-performing assets decreased by $280.4 million to $3.0 billion compared to $3.2 billion at December 31, 2009. Non-performing assets as a percentage of total loans held for investment, real estate owned and repossessed assets decreased to 5.07% at June 30, 2010 from 5.62% at December 31, 2009.
SHUSA generally places all commercial and residential loans on non-performing status at 90 days delinquent or sooner if management believes the loan has become impaired (unless return to current status is expected imminently). A loan is considered to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay (e.g. less than ninety days) or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For auto loans, the accrual of interest is discontinued and reversed once an account becomes past due 60 days or more. Auto loans are charged off when an account becomes 121 days delinquent if the company has not repossessed the related vehicle. The Company charges off accounts in repossession when the automobile is repossessed and legally available for disposition. All other consumer loans continue to accrue interest until they are 90 days delinquent, at which point they are either charged-off or placed on non-accrual status and anticipated losses are reserved for. At 180 days delinquent, anticipated losses on residential real estate loans are fully reserved for or charged off.
SHUSA reserve levels due to nonperforming asset levels and our allowance for credit losses as a percentage of total loans has increased to 3.94% at June 30, 2010 compared to 3.60% at December 31, 2009 and 3.44% at June 30, 2009. Although non-performing assets remain at elevated levels, we have seen improvements from December 31, 2009 levels in the six month period ended June 30, 2010. Excluding loans that are classified as non-accrual, our loans past due have declined from $1.0 billion at year end to $852.8 million at June 30, 2010.
The following table presents the composition of non-performing assets at the dates indicated:

	June 30,	December 31,
	2010	2009
Non-accrual loans:
Consumer:
Residential mortgages	$626,849	$617,918
Home equity loans and lines of credit	120,967	117,390
Auto loans and other consumer loans	351,556	535,902

Total consumer loans	1,099,372	1,271,210
Commercial	580,075	654,322
Commercial real estate	795,387	823,766
Multi-family	333,085	381,999

Total commercial loans	1,708,547	1,860,087

Total non-performing loans	2,807,919	3,131,297

Other real estate owned	105,498	99,364
Other repossessed assets	55,516	18,716

Total other real estate owned and other repossessed assets	161,014	118,080

Total non-performing assets	$2,968,933	$3,249,377

Past due 90 days or more as to interest or principal and accruing interest	$22,747	$27,321
Annualized net loan charge-offs to average loans	2.17%	2.40%
Non-performing assets as a percentage of total assets	3.57%	3.92%
Non-performing loans as a percentage of total loans	4.81%	5.43%
Non-performing assets as a percentage of total loans, real estate owned and repossessed assets	5.07%	5.62%
Allowance for credit losses as a percentage of total non-performing assets (1)	77.6%	63.9%
Allowance for credit losses as a percentage of total non-performing loans (1)	82.0%	66.3%

(1)	Allowance for credit losses is comprised of the allowance for loan losses and the reserve for unfunded commitments, which is included in other liabilities.
Loans ninety (90) days or more past due and still accruing interest decreased by $4.6 million from December 31, 2009 to June 30, 2010. Potential problem loans (commercial loans delinquent more than 30 days but less than 90 days, although not currently classified as non-performing loans) amounted to approximately $295.9 million and $364.5 million at June 30, 2010 and December 31, 2009, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Troubled Debt Restructurings
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
The following table summarizes TDRs at the dates indicated (in thousands):

	June 30,	December 31,
	2010	2009
Accruing:
Commercial	$29,735	$—
Residential	60,416	23,125
Consumer	12,115	4,181

Subtotal accruing	$102,266	$27,306

Non-accruing:
Commercial	$65,962	$24,708
Residential	66,850	31,498
Consumer	18,573	13,323

Subtotal non-accruing	$151,385	$69,529

Total	$253,651	$96,835

Allowance for Credit Losses
The following table presents the allocation of the allowance for loan losses and the percentage of each loan type to total loans at the dates indicated:

	June 30, 2010		December 31, 2009
		% of		% of
		Loans to		Loans to
		Total		Total
	Amount	Loans	Amount	Loans
Allocated allowance:
Commercial loans	$973,673	51%	$958,856	50%
Consumer loans secured by real estate	338,063	30	335,228	31
Consumer loans not secured by real estate	714,351	19	519,637	19
Unallocated allowance	16,923	n/a	4,503	n/a

Total allowance for loan losses	$2,043,010	100%	$1,818,224	100%
Reserve for unfunded lending commitments	260,085		259,140

Total allowance for credit losses	$2,303,095		$2,077,364

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management regularly monitors the condition of the portfolio, considering factors such as historical loss experience, trends in delinquency and nonperforming loans, changes in risk composition and underwriting standards, experience and ability of staff and regional and national economic conditions and trends.
For our commercial loan portfolios, we have specialized credit officers, a monitoring unit and workout units that identify and manage potential problem loans. Changes in management factors, financial and operating performance, company behavior, industry factors and external events and circumstances are evaluated on an ongoing basis to determine whether potential impairment is evident and additional analysis is needed. For our commercial loan portfolios, risk ratings are assigned to each individual loan to differentiate risk within the portfolio and are reviewed on an ongoing basis by credit risk management and revised, if needed, to reflect the borrowers’ current risk profiles and the related collateral positions. The risk ratings consider factors such as financial condition, debt capacity and coverage ratios, market presence and quality of management. Credit officers reassess adversely rated borrower’s risk ratings on a quarterly basis, and all other borrowers on a regular basis no less often than once per year. SHUSA’s Internal Asset Review group regularly performs loan reviews and assesses the appropriateness of assigned risk ratings. When a credit’s risk rating is downgraded to a certain level, the relationship must be reviewed more frequently and detailed reports completed that document risk management strategies for the credit going forward. When credits are downgraded beyond a certain level, SHUSA’s workout department becomes responsible for managing the credit risk.
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
As of June 30, 2010, approximately 22% and 17% of our residential mortgage loan portfolio and home equity loan portfolio had loan-to-value ratios above 100% compared with approximately 19% and 14% at December 31, 2009. No loans were originated with LTVs in excess of 100%.
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
For nonperforming loans, current loan-to-value ratios are generated by obtaining broker price opinions which are refreshed every six months. Values obtained are used to estimate ultimate losses.
For Home Equity Lines of Credit (HELOC), if the value of the property decreases by greater than 50% of the homes equity from the time the HELOC was issued, the bank will review the line of credit and the borrower’s full relationship with the Bank to determine if it is appropriate to close the line to mitigate the risk associated with further collateral devaluation.
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
As mentioned previously, SHUSA, through its SCUSA subsidiary, acquires loans at a substantial discount from certain companies. Part of this discount is attributable in part to future expected credit losses. Upon acquisition of a portfolio of loans, SCUSA will project future credit losses on the pool and will not amortize this discount to interest income in accordance with Accounting Standard Codification 310-30. The amount of nonaccretable loan discount at June 30, 2010 totaled $301.1 million compared to $225.9 million at December 31, 2009. The reason for the increase is due to a large portfolio acquired during the first quarter of 2010.
Commercial Portfolio. The portion of the allowance for loan losses related to the commercial portfolio has remained relatively consistent, increasing from $958.9 million at December 31, 2009 (3.29% of commercial loans) to $973.7 million at June 30, 2010 (3.30% of commercial loans).
Consumer Secured by Real Estate Portfolio. The allowance for the consumer loans secured by real estate portfolio was $338.1 million at June 30, 2010 and $335.2 million at December 31, 2009. Non-performing assets and past due loans for our residential portfolios, particularly in our $2.0 billion Alt-A portfolio, continue to increase. Additionally, our in market home equity portfolio losses have been steadily increasing. However, early stage delinquency levels have improved in these portfolios. We expect that the difficult housing environment as well as general economic conditions will continue to impact our residential and home equity portfolios which may result in higher loss levels.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Consumer Not Secured by Real Estate Portfolio. The allowance for the consumer not secured by real estate portfolio increased from $519.6 million at December 31, 2009 to $714.4 million at June 30, 2010 primarily due to increased reserve allocations at our SCUSA subsidiary. The allowance as a percentage of consumer loans not secured by real estate was 6.49% at June 30, 2010 and 4.83% at December 31, 2009.
Unallocated Allowance. The unallocated allowance for loan losses was $16.9 million at June 30, 2010 and $4.5 million at December 31, 2009. Management continuously evaluates its allowance methodology; however the unallocated allowance is subject to changes each reporting period due to certain inherent but undetected losses; which are probable of being realized within the loan portfolio.
Reserve for unfunded lending commitments. The reserve for unfunded lending commitments has increased nominally from $259.1 million at December 31, 2009 to $260.1 million at June 30, 2010.
Investment Securities
Investment securities consist primarily of mortgage-backed securities, tax-free municipal securities, U.S. Treasury and government agency securities, corporate debt securities, asset backed securities and stock in the Federal Home Loan Bank of Pittsburgh (“FHLB”). Mortgage-backed securities consist of pass-throughs and collateralized mortgage obligations issued by federal agencies or private label issuers. SHUSA’s mortgage-backed securities are generally either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by Standard and Poor’s and Moody’s at the date of issuance. The Company purchases classes which are senior positions backed by subordinate classes. The subordinate classes absorb the losses and must be completely eliminated before any losses flow through the senior positions. The average life of the available-for-sale investment portfolio at June 30, 2010 was 5.47 years compared to 3.86 years at December 31, 2009.
Total investment securities available-for-sale was $14.0 billion at June 30, 2010 and $13.6 billion at December 31, 2009. For additional information with respect to SHUSA’s investment securities, see Note 2 in the Notes to Consolidated Financial Statements.
SHUSA recorded an other-than-temporary-impairment charge of $36.9 million on FNMA and FHLMC preferred stock and a $66.8 million charge on certain non-agency mortgage backed securities in the first half of 2009.
Other investments, which consists of FHLB stock and repurchase agreements, remained constant at $0.7 billion at June 30, 2010 and December 31, 2009.
Goodwill and Other Intangible Assets
Goodwill was $4.1 billion at June 30, 2010 and December 31, 2009. Other intangibles decreased by $26.7 million at June 30, 2010 compared to December 31, 2009 due to year-to-date amortization expense of $33.4 million, partially offset by the addition of intangible assets of $6.0 million related to SCUSA.
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The estimated aggregate amortization expense related to core deposit and other intangibles for each of the five succeeding calendar years ending December 31 is:

	Calendar		Remaining
	Year	Recorded	Amount
Year	Amount	To Date	To Record
2010	$64,174	$33,446	$30,728
2011	50,973	—	50,973
2012	38,101	—	38,101
2013	26,293	—	26,293
2014	17,350	—	17,350
Deposits and Other Customer Accounts
SHUSA attracts deposits within its primary market area with an offering of deposit instruments including demand accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Total deposits and other customer accounts at June 30, 2010 were $41.4 billion compared to $44.4 billion at December 31, 2009.
Borrowings and Other Debt Obligations
SHUSA utilizes borrowings and other debt obligations as a source of funds for its asset growth and its asset/liability management. Collateralized advances are available from the FHLB provided certain standards related to creditworthiness have been met. Funding is also available from the Federal Reserve discount window through the pledging of certain assets. SHUSA also utilizes reverse repurchase agreements, which are short-term obligations collateralized by securities fully guaranteed as to principal and interest by the U.S. Government or an agency thereof, and federal funds lines with other financial institutions. The Company, through its SCUSA subsidiary, has warehouse lines of credit agreements with Santander, our Parent, as well as other financial institutions. SCUSA also securitizes some of its retail automotive installment contracts which are structured as secured financings. These transactions are paid using the cash flows from the underlying retail automotive installment contracts which serve as collateral. Total borrowings at June 30, 2010 and December 31, 2009 were $28.9 billion and $27.2 billion, respectively. The reason for this increase is due to loan growth at SCUSA (via a portfolio acquisition) which was funded with borrowings. See Note 5 for further discussion and details on our borrowings and other debt obligations.
Off Balance Sheet Arrangements
Securitization transactions contribute to SHUSA’s overall funding and regulatory capital management. These transactions involve periodic transfers of loans or other financial assets to special purpose entities (“SPEs”). The vast majority of SHUSA’s SPE’s are consolidated on the Company’s balance sheet at June 30, 2010. The balance of loans in unconsolidated SPE’s totaled only $68.8 million at June 30, 2010.
SHUSA enters into partnerships, which are variable interest entities, with real estate developers for the construction and development of low-income housing. The partnerships are structured with the real estate developer as the general partner and SHUSA as the limited partner. SHUSA is not the primary beneficiary of these variable interest entities. The Company’s risk of loss is limited to its investment in the partnerships, which totaled $131.4 million at June 30, 2010 and any future cash obligations that SHUSA has committed to the partnerships. Future cash obligations related to these partnerships totaled $1.0 million at June 30, 2010. SHUSA investments in these partnerships are accounted for under the equity method.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
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
The FDICIA established five capital tiers: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution’s capital tier depends upon its capital levels in relation to various relevant capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized or adequately-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities. At June 30, 2010 and December 31, 2009, Sovereign Bank had met all quantitative thresholds necessary to be classified as well-capitalized under regulatory guidelines.
Federal banking laws, regulations and policies also limit Sovereign Bank’s ability to pay dividends and make other distributions to SHUSA. Sovereign Bank is required to give prior notice to the OTS before paying any dividend. In addition, Sovereign Bank must obtain prior OTS approval to declare a dividend or make any other capital distribution if, after such dividend or distribution, Sovereign Bank’s total distributions to SHUSA within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years, or if Sovereign Bank is not adequately capitalized at the time. In addition, OTS prior approval would be required if Sovereign Bank’s examination or CRA ratings fall below certain levels or Sovereign Bank is notified by the OTS that it is a problem association or an association in troubled condition. The following schedule summarizes the actual capital balances of Sovereign Bank at June 30, 2010 and December 31, 2009:

	TIER 1	TIER 1	TOTAL
	LEVERAGE	RISK-BASED	RISK-BASED
	CAPITAL	CAPITAL	CAPITAL
REGULATORY CAPITAL	RATIO	RATIO	RATIO
Sovereign Bank at June 30, 2010:
Regulatory capital	$5,571,092	$5,496,876	$7,192,199
Minimum capital requirement (1)	2,729,376	2,238,465	4,476,929

Excess	$2,841,716	$3,258,411	$2,715,270

Sovereign Bank capital ratio	8.16%	9.82%	12.85%

Sovereign Bank at December 31, 2009:
Regulatory capital	$5,292,202	$5,252,657	$7,239,965
Minimum capital requirement (1)	2,779,235	2,323,303	4,646,605

Excess	$2,512,967	$2,929,354	$2,593,360

Sovereign Bank capital ratio	7.62%	9.04%	12.46%

(1)	Minimum capital requirement as defined by OTS Regulations.
Listed below are Tier 1 leverage ratios for SHUSA.

TIER 1
LEVERAGE
CAPITAL
REGULATORY CAPITAL	RATIO
Capital ratio at June 30, 2010 (1)	8.27%
Capital ratio at December 31, 2009 (1)	7.13%

(1)	OTS capital regulations do not apply to savings and loan holding companies. These ratios are computed as if those regulations did apply to Santander Holdings USA, Inc.
SHUSA’s Tier 1 leverage ratio was positively impacted by the issuance of $750 million of common stock to Santander.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
Liquidity represents the ability of SHUSA to obtain cost effective funding to meet the needs of customers, as well as SHUSA’s financial obligations. Factors that impact the liquidity position of SHUSA include loan origination volumes, loan prepayment rates, maturity structure of existing loans, core deposit growth levels, certificate of deposit maturity structure and retention, SHUSA’s credit ratings, investment portfolio cash flows, maturity structure of wholesale funding, etc. These risks are monitored and centrally managed. This process includes reviewing all available wholesale liquidity sources. As of June 30, 2010, SHUSA had $18.0 billion in unused available overnight liquidity in the form of unused federal funds purchased lines, unused FHLB borrowing capacity, unused borrowing lines with the Federal Reserve Bank and unencumbered investment portfolio securities. SHUSA also forecasts future liquidity needs and develops strategies to ensure adequate liquidity is available at all times.
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
As of June 30, 2010, SHUSA had over $22.2 billion in committed liquidity from the FHLB and the Federal Reserve Bank. Of this amount, $18.0 billion is unused and therefore provides additional borrowing capacity and liquidity for the Company. The Company also has cash deposits at June 30, 2010 of $1.8 billion compared with $2.3 billion at year end. The Company also has the ability to raise funds via its Parent. During the first quarter of 2010, SHUSA issued 3 million shares of common stock to raise $750 million and also issued subordinated notes of $750 million to Santander. We believe that we have ample liquidity to fund our operations.
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
Net cash provided by operating activities was $1.4 billion for 2010. Net cash used by investing activities for 2010 was $1.2 billion and primarily due to the purchases of $3.6 billion of investments and $3.2 billion of loans, offset by $4.6 billion of investment sales, maturities and repayments, and net loan repayments of $1.1 billion. Net cash used by financing activities for 2010 was $766.9 million, which consisted primarily of a $3.0 billion reduction in deposits, repayments of debt of $3.1 billion, offset by proceeds from debt and an increase in borrowings of $4.5 billion as well as $750 million of proceeds from the issuance of common stock. See the Consolidated Statement of Cash Flows for further details on our sources and uses of cash.
SHUSA’s debt agreements impose customary limitations on dividends, other payments and transactions.
On July 15, 2010, SHUSA entered into a commercial paper program under which SHUSA may issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $2 billion. The proceeds of the commercial paper issuances will be used for general corporate purposes. Amounts available under the program may be reborrowed.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Contractual Obligations and Commitments
SHUSA enters into contractual obligations in the normal course of business as a source of funds for its asset growth and its asset/liability management, to fund acquisitions, and to meet required capital needs. These obligations require the Company to make cash payments over time as detailed in the table below.

	Payments Due by Period
		Less than	Over 1 yr	Over 3 yrs	Over
	Total	1 year	to 3 yrs	to 5 yrs	5 yrs
FHLB advances (1)	$13,897,802	$6,509,074	$2,236,459	$1,536,035	$3,616,234
Securities sold under repurchase agreements (1)	1,128,022	1,128,022	—	—	—
Fed Funds (1)	1,042,007	1,042,007	—	—	—
Other debt obligations (1) (2)	14,569,135	5,475,840	5,079,861	2,924,883	1,088,551
Junior subordinated debentures due to Capital Trust entities (1) (2)	2,480,460	258,509	275,717	119,819	1,826,415
Certificates of deposit (1)	7,691,953	6,364,311	1,009,115	301,264	17,263
Investment partnership commitments (3)	981	862	26	26	67
Operating leases	815,561	109,799	206,717	151,813	347,232

Total contractual cash obligations	$41,625,921	$20,888,424	$8,807,895	$5,033,840	$6,895,762

(1)	Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at June 30, 2010. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Includes all carrying value adjustments, such as unamortized premiums or discounts and hedge basis adjustments.

(3)	The commitments to fund investment partnerships represent future cash outlays for the construction and development of properties for low-income housing, and historic tax credit projects. The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership or operating agreement, and could change due to variances in the construction schedule, project revisions, or the cancellation of the project.
Excluded from the above table are deposits of $33.9 billion that are due on demand by customers and $3.2 billion for the agreement with Citigroup to purchase and service auto loans which is expected to close in the fall of 2010 (see Note 3). Additionally, $81.2 million of tax liabilities associated with unrecognized tax benefits under FIN 48 have been excluded due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations.
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
Amount of Commitment Expiration per Period:

	Total
	Amounts	Less than	Over 1 yr	Over 3 yrs
Other Commitments	Committed	1 year	to 3 yrs	to 5 yrs	Over 5 yrs
Commitments to extend credit	$15,522,767	$6,442,661	$3,233,965	$956,382	$4,889,759
Standby letters of credit	3,983,435	1,471,226	1,916,324	375,073	220,812
Loans sold with recourse	291,715	15,287	67,180	55,538	153,710
Forward buy commitments	1,017,474	1,001,428	16,046	—	—

Total commitments	$20,815,391	$8,930,602	$5,233,515	$1,386,993	$5,264,281

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
SHUSA’s standby letters of credit meet the definition of a guarantee under the guarantees topic of the FASB Accounting Standards Codification. These transactions are conditional commitments issued by SHUSA to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 2.0 years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. SHUSA has various forms of collateral, such as real estate assets and customer business assets. The maximum undiscounted exposure related to these commitments at June 30, 2010 was $3.9 billion, and the approximate value of the underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $3.1 billion. The fees related to standby letters of credit are deferred and amortized over the life of the commitment. These fees are immaterial to SHUSA’s financial statements at June 30, 2010. We believe that the utilization rate of these standby letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.
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
The table below discloses the estimated sensitivity to SHUSA’s net interest income based on interest rate changes:

The following estimated percentage
If interest rates changed in parallel by the	increase/(decrease) to
amounts below at June 30, 2010	net interest income would result
Up 100 basis points	1.75%
Up 200 basis points	3.02%
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management then looks at the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk and also highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to SHUSA’s MVE at June 30, 2010 and December 31, 2009:

	The following estimated percentage
	increase/(decrease) to MVE would result
If interest rates changed in parallel by	June 30, 2010	December 31, 2009
Base (in thousands)	$7,190,985	$6,150,298
Up 200 basis points	(5.79)%	(9.55)%
Up 100 basis points	(2.31)%	(4.53)%
Neither the net interest income sensitivity analysis nor the MVE analysis contemplate changes in credit risk of our loan and investment portfolio from changes in interest rates. The amounts above are the estimated impact due solely to a parallel change in interest rates.
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
Item 4. Controls and Procedures
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2010. Based on this evaluation, our principal executive officer and our principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010 to ensure that information required to be disclosed by the Company in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION
Item 1 — Legal Proceedings
Reference should be made to Footnote 18 in our 2009 Form 10-K and Note 10 in this Form 10-Q for disclosure regarding the lawsuit filed by SHUSA against the Internal Revenue Service. Besides this item, SHUSA is not involved in any pending material legal proceeding other than routine litigation occurring in the ordinary course of business, other than as discussed in Note 16.
Item 1A — Risk Factors
The risk factors in the Company’s Annual Report on Form 10-K has not changed materially.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.
No shares of the Company’s common stock were repurchased during the three-month period ended June 30, 2010.

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

SANTANDER HOLDINGS USA, INC. (Registrant)
Date: August 11, 2010	/s/ Gabriel Jaramillo
Gabriel Jaramillo
Chairman of the Board, Chief Executive Officer (Authorized Officer)

Date: August 11, 2010	/s/ Guillermo Sabater
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