Form 10-Q
period 2010-09-30
Santander Holdings USA, Inc.
filed 2010-11-10
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐. No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2010

Common Stock (no par value)	514,107,043 shares

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
These forward-looking statements include statements with respect to SHUSA’s vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of SHUSA and are not historical facts. Although SHUSA believes that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors (some of which are beyond SHUSA’s control). Among the factors which could cause SHUSA’s financial performance to differ materially from that expressed in the forward-looking statements are:
•	the strength of the United States economy in general and the strength of the regional and local economies in which SHUSA conducts operations, which may affect, among other things, the level of non-performing assets, charge-offs, and provision for credit losses;

•	the effects of, or policies determined by the Federal Deposit Insurance Corporation, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	inflation, interest rate, market and monetary fluctuations, which may, among other things reduce interest margins, impact funding sources and affect the ability to originate and distribute financial products in the primary and secondary markets;

•	adverse movements and volatility in debt and equity capital markets;

•	adverse changes in the securities markets, including those related to the financial condition of significant issuers in our investment portfolio;

•	revenue enhancement initiatives may not be successful in the marketplace or may result in unintended costs;

•	changing market conditions may force us to alter the implementation or continuation of cost savings or revenue enhancement strategies;

•	SHUSA’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the willingness of customers to substitute competitors’ products and services and vice versa;

•	the ability of SHUSA and its third party vendors to convert and maintain SHUSA’s data processing and related systems on a timely and acceptable basis and within projected cost estimates;

•	the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, capital, liquidity, proper accounting treatment, securities and insurance, and the application thereof by regulatory bodies and the impact of changes in and interpretation of generally accepted accounting principles in the United States;

•	the “Dodd-Frank Wall Street Reform and Consumer Protection Act” enacted in July 2010 is a significant development for the industry. The true impact of this legislation to SHUSA and the industry will be unknown until the rulemaking processes mandated by the legislation are complete, although the impact will involve higher compliance costs and certain elements, such as the debit interchange legislation, are likely to negatively affect our revenue and earnings.

FORWARD LOOKING STATEMENTS
(continued)
•	additional legislation and regulations may be enacted or promulgated in the future, and we are unable to predict the form such legislation or regulation may take or to the degree which we need to modify our businesses or operations to comply with such legislation or regulation (for example, proposed legislation has been introduced in Congress that would amend the Bankruptcy Code to permit modifications of certain mortgages that are secured by a Chapter 13 debtor’s principal residence);

•	technological changes;

•	competitors of SHUSA may have greater financial resources and develop products and technology that enable those competitors to compete more successfully than SHUSA;

•	changes in consumer spending and savings habits;

•	acts of terrorism or domestic or foreign military conflicts and acts of God, including natural disasters;

•	regulatory or judicial proceedings;

•	changes in asset quality;

•	the outcome of ongoing tax audits by federal, state and local income tax authorities may require additional taxes be paid by SHUSA as compared to what has been accrued or paid as of period end;

•	the integration of SHUSA into the existing businesses of Santander or the integration may be more difficult, time consuming or costly than expected;

•	the combined company may not realize, to the extent or at the time we expect, revenue synergies and cost savings from the transaction;

•	deposit attrition, operating costs, customer losses and business disruptions following the acquisition of SHUSA by Santander, including difficulties in maintaining relationships with employees, could be greater than expected; and

•	SHUSA’s success in managing the risks involved in the foregoing.
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

PART 1— FINANCIAL INFORMATION
Item 1. Condensed Financial Information
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited at September 30, 2010, audited at December 31, 2009)

	September 30,	December 31,
	2010	2009
	(in thousands)
ASSETS
Cash and amounts due from depository institutions	$4,104,874	$2,323,290
Investment securities:
Available-for-sale	11,830,014	13,609,398
Other investments	663,338	692,240
Loans held for investment	64,160,259	57,552,177
Allowance for loan losses	(2,170,865)	(1,818,224)

Net loans held for investment	61,989,394	55,733,953

Loans held for sale	485,772	118,994
Premises and equipment, net	549,674	477,812
Accrued interest receivable	393,162	345,122
Goodwill	4,124,351	4,135,540
Core deposit intangibles and other intangibles, net of accumulated amortization of $982,998 and $934,270 at September 30, 2010 and December 31, 2009, respectively	203,612	245,641
Bank owned life insurance	1,506,791	1,810,511
Other assets	3,849,993	3,460,714

TOTAL ASSETS	$89,700,975	$82,953,215

LIABILITIES
Deposits and other customer accounts	$41,264,339	$44,428,065
Borrowings and other debt obligations	35,292,726	27,235,151
Advance payments by borrowers for taxes and insurance	128,830	87,445
Other liabilities	2,267,245	1,815,019

TOTAL LIABILITIES	78,953,140	73,565,680

STOCKHOLDERS’ EQUITY
Preferred stock; no par value; $25,000 liquidation preference; 7,500,000 shares authorized; 8,000 shares outstanding at September 30, 2010 and at December 31, 2009	195,445	195,445
Common stock; no par value; 800,000,000 shares authorized; 514,107,043 shares issued at September 30, 2010 and 511,107,043 shares issued at December 31, 2009	11,147,958	10,397,214
Warrants and employee stock options issued	285,435	285,435
Accumulated other comprehensive loss	(182,982)	(349,869)
Retained deficit	(698,021)	(1,140,690)

TOTAL STOCKHOLDERS’ EQUITY	10,747,835	9,387,535

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$89,700,975	$82,953,215

See accompanying notes to unaudited consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(in thousands)
INTEREST INCOME:
Interest on loans	$1,089,668	$971,755	$3,134,072	$3,076,671
Interest-earning deposits	732	1,108	1,492	7,051
Investment securities:
Available-for-sale	121,117	102,550	358,391	270,841
Other investments	244	444	916	1,266

TOTAL INTEREST INCOME	1,211,761	1,075,857	3,494,871	3,355,829

INTEREST EXPENSE:
Deposits and customer accounts	51,207	143,881	174,422	540,691
Borrowings and other debt obligations	282,085	279,034	874,122	851,391

TOTAL INTEREST EXPENSE	333,292	422,915	1,048,544	1,392,082

NET INTEREST INCOME	878,469	652,942	2,446,327	1,963,747
Provision for credit losses	455,639	384,005	1,305,650	1,549,749

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	422,830	268,937	1,140,677	413,998

NON-INTEREST INCOME:
Consumer banking fees	127,609	99,122	360,390	269,923
Commercial banking fees	47,842	46,303	139,718	140,277
Mortgage banking income/(loss)	2,602	(52,485)	27,684	(78,253)
Capital markets revenue	3,290	(4,330)	11,517	(2,878)
Bank owned life insurance	13,593	14,652	40,685	45,570
Miscellaneous income	1,329	3,711	3,798	12,317

TOTAL FEES AND OTHER INCOME	196,265	106,973	583,792	386,956

Total other-than-temporary impairment losses	(4,776)	(54,541)	(52,170)	(306,032)
Portion of loss recognized in other comprehensive income (before taxes)	3,964	23,983	48,225	171,802
Gains on the sale of investment securities	131,925	20,564	204,279	23,066

Net gain/(loss) on investment securities recognized in earnings	131,113	(9,994)	200,334	(111,164)

TOTAL NON-INTEREST INCOME	327,378	96,979	784,126	275,792

GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	185,309	168,070	510,085	549,038
Occupancy and equipment expenses	78,848	78,890	235,484	239,666
Technology expense	28,432	27,374	81,996	79,081
Outside services	30,359	36,004	87,850	91,305
Marketing expense	9,984	5,412	25,679	29,522
Other administrative expenses	65,127	54,042	188,377	156,349

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	398,059	369,792	1,129,471	1,144,961

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(continued)

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
	(in thousands)
OTHER EXPENSES:
Amortization of intangibles	$15,282	$18,200	$48,728	$58,015
Deposit insurance premiums	23,227	26,233	70,529	102,343
Equity method investments	6,046	(372)	20,099	16,763
Transaction related and integration charges and other restructuring costs	—	46,239	—	281,327
Loss on debt extinguishment	13	—	3,381	68,733

TOTAL OTHER EXPENSES	44,568	90,300	142,737	527,181

INCOME/(LOSS) BEFORE INCOME TAXES	307,581	(94,176)	652,595	(982,352)
Income tax provision/(benefit)	87,419	(1,304,283)	195,229	(1,284,001)

NET INCOME/(LOSS)	$220,162	$1,210,107	$457,366	$301,649

See accompanying notes to unaudited consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2010
(Unaudited)
(in thousands)

					Accumulated		Total
	Common			Warrants	Other	Retained	Stock-
	Shares	Preferred	Common	& Stock	Comprehensive	Earnings	Holders’
	Outstanding	Stock	Stock	Options	Loss	(Deficit)	Equity

Balance, December 31, 2009	511,107	$195,445	$10,397,214	$285,435	$(349,869)	$(1,140,690)	$9,387,535
Cumulative effect from change in accounting principle	—	—	—	—	—	(3,747)	(3,747)

Balance, January 1, 2010	511,107	$195,445	$10,397,214	$285,435	$(349,869)	$(1,144,437)	$9,383,788
Comprehensive income:
Net income	—	—	—	—	—	457,366	457,366
Change in unrealized gain/loss, net of tax:
Investment securities available-for-sale	—	—	—	—	214,064	—	214,064
Pension liabilities	—	—	—	—	904	—	904
Cash flow hedges	—	—	—	—	(48,081)	—	(48,081)
Total comprehensive income							624,253

Issuance of common stock to Parent	3,000	—	750,000	—	—	—	750,000
Stock issued in connection with employee benefit and incentive compensation plans	—	—	744	—	—	—	744
Dividends paid on preferred stock	—	—	—	—	—	(10,950)	(10,950)

Balance, September 30, 2010	514,107	$195,445	$11,147,958	$285,435	$(182,982)	$(698,021)	$10,747,835

See accompanying notes to unaudited consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine-Month Period
	Ended September 30,
	2010	2009
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITES:
Net income	$457,366	$301,649
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Provision for credit losses	1,305,650	1,549,749
Depreciation and amortization	174,218	182,471
Net amortization/accretion of investment securities and loan premiums and discounts	(118,881)	(231,982)
Net gain on sale of loans	(21,425)	(68,165)
Net (gain)/loss on investment securities	(200,334)	111,164
Loss on debt extinguishments	3,381	68,733
Net loss on real estate owned and premises and equipment	12,086	32,734
Stock-based compensation	1,557	46,027
Remittance to Parent for stock-based compensation	(877)	—
Origination and purchases of loans held for sale, net of repayments	(1,313,915)	(5,635,817)
Proceeds from sales of loans held for sale	964,546	5,605,862
Net change in:
Accrued interest receivable	19,720	10,139
Other assets and bank owned life insurance	361,000	(791,920)
Other liabilities	226,519	(122,643)

Net cash provided by/(used in) operating activities	1,870,611	1,058,001

CASH FLOWS FROM INVESTING ACTIVITIES:
Adjustments to reconcile net cash (used in)/provided by investing activities:
Proceeds from sales of investment securities:
Available-for-sale	5,075,900	2,673,370
Proceeds from repayments and maturities of investment securities:
Available-for-sale	3,449,231	6,502,282
Net change in other investments	28,902	20,086
Purchases of available-for-sale investment securities	(4,890,607)	(12,252,236)
Net change in restricted cash	(8,755)	(1,227)
Proceeds from sales of loans held for investment	7,373	1,662,300
Purchase of loans	(7,748,910)	(2,105,801)
Net change in loans other than purchases and sales	147,439	4,746,563
Purchase of other assets from third party	(121,715)	—
Proceeds from sales of premises and equipment	2,314	11,286
Purchases of premises and equipment	(132,168)	(24,840)
Proceeds from sales of real estate owned	41,472	38,183
Cash received from contribution of subsidiary	—	23,300

Net cash (used in)/provided by investing activities	(4,149,524)	1,293,266

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine-Month Period
	Ended September 30,
	2010	2009
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Adjustments to reconcile net cash provided by financing activities:
Net (decrease)/increase in deposits and other customer accounts	$(3,163,726)	$(2,217,847)
Net increase/(decrease) in borrowings	1,583,392	(3,871,086)
Net proceeds from senior notes, subordinated notes and credit facility	9,950,047	2,327,137
Repayments of borrowings and other debt obligations	(5,089,651)	(2,580,854)
Net increase in advance payments by borrowers for taxes and insurance	41,385	8,789
Cash dividends paid to preferred stockholders	(10,950)	(10,950)
Proceeds from the issuance of common stock, net of transaction costs	750,000	—
Proceeds from issuance of preferred stock	—	1,800,000

Net cash (used in)/ provided by financing activities	4,060,497	(4,544,811)

Net change in cash and cash equivalents	1,781,584	(2,193,544)
Cash and cash equivalents at beginning of period	2,323,290	3,754,523

Cash and cash equivalents at end of period	$4,104,874	$1,560,979

	Nine-Month Period
	Ended September 30,
	2010	2009
	(in thousands)
Supplemental Disclosures:
Net income taxes paid	$264,244	$289,750
Interest paid	$1,050,245	$1,405,408

	Nine-Month Period
	Ended September 30,
	2010	2009
	(in thousands)
Non Cash Transactions:
Consolidation of dealer floor plan securitization due to early amortization event	$—	$(855,000)
Assumption of securitized debt	$—	$855,000
Foreclosed real estate	$133,058	$54,039
Other repossessed assets	$1,011,200	$888,962
Receipt of available for sale mortgage backed securities in exchange for mortgage loans held for investment	$1,375,502	$—
Consolidation of commercial mortgage backed securitization portfolio	$(860,486)	$—
Sale of previously consolidated commercial mortgage backed securitization portfolio	$860,486	$—
See accompanying notes to unaudited consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(1) BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Basis of Presentation
The accompanying financial statements of Santander Holdings USA, Inc. and Subsidiaries (“SHUSA” or the “Company”) include the accounts of Santander Holdings USA, Inc. and its subsidiaries, including the following subsidiaries: Sovereign Bank (the “Bank”), Santander Consumer USA, Inc (“SCUSA”), Independence Community Bank Corp. (“Independence”), and Sovereign Delaware Investment Corporation. All intercompany balances and transactions have been eliminated in consolidation. SHUSA is a wholly owned subsidiary of Banco Santander SA (“Santander”). Santander is a retail and commercial bank, based in Spain, with a presence in ten main markets throughout the world. At the end of 2009, Santander was the largest bank in the euro zone by market capitalization. In December 2009, Santander had 90 million customers, 13,660 branches, more than any other international bank, and approximately 170,000 employees. It is the largest financial group in Spain and Latin America, with leading positions in the United Kingdom and Portugal and a broad presence in Europe through its Santander Consumer Finance arm.
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
See Note 14 for a discussion of the impact of accounting pronouncements adopted during the nine-month period ended September 30, 2010.
Certain amounts in prior periods have been reclassified to correct immaterial errors in their presentation on the consolidated statement of operations, the consolidated statement of cash flows and the related footnote disclosures. These corrections had no impact on net income, total other comprehensive income or cash flows from operations. The following summarizes such corrections:
CONSOLIDATED STATEMENTS OF OPERATIONS

	As Reported		As Restated or Corrected
	Three-Month	Nine-Month	Three-Month	Nine-Month
	Period Ended		Period Ended
	September 30, 2009		September 30, 2009
	(in thousands)
Provision for credit losses	$376,276	$1,526,560	$384,005	$1,549,749
Other administrative expenses	61,771	179,538	54,042	156,349
Total other-than temporary impairment gains/(losses)	53,255	(144,651)	(54,541)	(306,032)
Portion of loss recognized in other comprehensive income (before taxes)	(83,813)	10,421	23,983	171,802
CONSOLIDATED STATEMENTS OF CASH FLOWS

		As Restated or
	As Reported	Corrected
	Nine-Month Period
	Ended September 30,
	2009	2009
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITES:
Provision for credit losses	$1,526,560	$1,549,749
Net amortization/accretion of investment securities and loan premiums and discounts	(208,793)	(231,982)
Other assets and bank owned life insurance	(847,186)	(791,920)
Net cash provided by operating activities	1,002,735	1,058,001

CASH FLOWS FROM INVESTING ACTIVITIES:
Net change in loans other than purchases and sales	4,800,602	4,746,563
Net cash provided by investing activities	1,348,532	1,293,266

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(2) INVESTMENT SECURITIES
The following tables present the composition and fair value of investment securities available-for-sale at the dates indicated:

	September 30, 2010
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
U.S. Treasury and government agency securities	$245,996	$—	$—	$245,996
Debentures of FHLB, FNMA, and FHLMC	24,243	755	—	24,998
Corporate debt and asset-backed securities	4,799,703	136,349	13,627	4,922,425
Equity securities	2,579	181	1	2,759
State and municipal securities	1,995,955	63,629	8,710	2,050,874
Mortgage-backed securities:
U.S. government agencies	6,738	81	36	6,783
FHLMC and FNMA debt securities	2,924,743	73,218	2,170	2,995,791
Non-agency securities	1,764,659	657	184,928	1,580,388

Total investment securities available-for-sale	$11,764,616	$274,870	$209,472	$11,830,014

	December 31, 2009
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
U.S. Treasury and government agency securities	$364,596	$116	$102	$364,610
Debentures of FHLB, FNMA, and FHLMC	1,848,401	992	1,170	1,848,223
Corporate debt and asset-backed securities	6,652,059	117,232	12,119	6,757,172
Equity securities	2,579	181	1	2,759
State and municipal securities	1,836,589	14,434	48,597	1,802,426
Mortgage-backed securities:
U.S. government agencies	1,098	21	2	1,117
FHLMC and FNMA debt securities	962,465	4,876	6,184	961,157
Non-agency securities	2,230,114	1	358,181	1,871,934

Total investment securities available-for-sale	$13,897,901	$137,853	$426,356	$13,609,398

Investment securities available-for-sale with an estimated fair value of $5.1 billion and $4.2 billion were pledged as collateral for borrowings, standby letters of credit, interest rate agreements and certain public deposits at September 30, 2010 and December 31, 2009, respectively.
The following tables disclose the aggregate amount of unrealized losses as of September 30, 2010 and December 31, 2009 on securities in SHUSA’s investment portfolio classified according to the amount of time that those securities have been in a continuous loss position:

	At September 30, 2010
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment Securities
Corporate debt and asset-backed securities	$913,480	(4,567)	$152,036	$(9,060)	$1,065,516	$(13,627)
Equity securities	253	(1)	—	—	253	(1)
State and municipal securities	98,678	(1,322)	274,595	(7,388)	373,273	(8,710)
Mortgage-backed Securities:
U.S. government agencies	5,709	(36)	—	—	5,709	(36)
FHLMC and FNMA debt securities	237,049	(1,591)	61,517	(579)	298,566	(2,170)
Non-agency securities	1,533	(16)	1,481,464	(184,912)	1,482,997	(184,928)

Total investment securities available-for-sale	$1,256,702	$(7,533)	$1,969,612	$(201,939)	$3,226,314	$(209,472)

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

As of September 30, 2010, management has concluded that the unrealized losses above on its investment securities (which totaled 142 individual securities) are temporary in nature since they are not related to the underlying credit quality of the issuers, the principal and interest on these securities are from investment grade issuers, the Company does not intend to sell these investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.
The unrealized losses on the Company’s state and municipal bond portfolio were $8.7 million at September 30, 2010 compared to $48.6 million at December 31, 2009. This portfolio consists of 100% general obligation bonds of states, cities, counties and school districts. The portfolio has a weighted average underlying credit risk rating of AA-. These bonds are insured with various companies and as such, carry additional credit protection. The Company has determined that the unrealized losses on the portfolio are due to an increase in credit spreads since acquisition, principally for obligors in certain geographic locations.
The unrealized losses on the non-agency securities portfolio were $184.9 million at September 30, 2010 compared with $358.2 million at December 31, 2009. Other than what is described in the following paragraph, this portfolio consists primarily of highly rated non-agency mortgage-backed securities from a diverse group of issuers in the private-label market. The Company has determined that the unrealized losses on the portfolio are due to an increase in credit spreads since acquisition and liquidity issues in the marketplace. The Company has concluded these unrealized losses are temporary in nature on the majority of this portfolio since we believe based on modeled projections, that there is sufficient credit subordination associated with these securities.
During 2010, SHUSA updated its assessment of the unrealized losses in its non-agency mortgage backed security portfolio and whether the losses were temporary in nature. SHUSA concluded that the present value of the expected cash flows on two non-agency mortgage backed securities was less than their amortized cost which resulted in an impairment of $0.8 million for the three-month period and $3.9 million for the nine-month period ended September 30, 2010.
At September 30, 2010 and December 31, 2009, SHUSA had fourteen investments and twelve investments, respectively, in certain non-agency mortgage backed securities with ending book values of $920.7 million and $817.9 million, respectively, which the Company does not expect to collect all of its scheduled principal. Cumulative credit losses for these securities recognized in earnings were $210.1 million and $206.2 million at September 30, 2010 and December 31, 2009.

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

	Nine Months	Nine Months
	Ending	Ending
	September 30, 2010	September 30, 2009
Beginning balance at December 31, 2009 and December 31, 2008	$206,155	$62,834
Additions for amount related to credit loss for which an other-than-temporary-impairment was not previously recognized	3,945	32,847
Reductions for securities sold during the period	—	—
Reductions for increases in cash flows expected to be collected and recognized over the remaining life of security (1)	(66,165)	—
Additional increases to credit losses for previously recognized other-than-temporary-impairment charges when there is no intent to sell the security	—	64,509

Ending balance at September 30, 2010 and September 30, 2009	$143,935	$160,190

(1)	For the nine-month period ended September 30, 2010, SHUSA accreted into interest income $5.8 million of the expected increase in cash flow on certain non-agency securities. The reason for the $66.2 million improvement in anticipated credit losses was due to increased prepayment speed assumptions from reduced mortgage interest rates during the first nine months of 2010 as well as an improvement in expected losses.
The fourteen bonds that SHUSA has recorded other-than-temporarily impairments on have a weighted average S&P credit rating of CCC at September 30, 2010 and December 31, 2009. Each of these securities contains various levels of credit subordination. The underlying mortgage loans that comprise these investment securities were primarily originated in the years 2005 through 2007. Approximately 65% of these loans were jumbo loans, and approximately 70% of the collateral backing these securities were limited documentation loans. A summary of the key assumptions utilized to forecast future expected cash flows on the securities determined to have other-than-temporary-impairment were as follows at September 30, 2010 and December 31, 2009.

	September 30, 2010	December 31, 2009
Loss severity	49.17%	49.45%
Expected cumulative loss percentage	23.62%	32.15%
Cumulative loss percentage to date	4.20%	3.01%
Weighted average FICO	711	711
Weighted average LTV	68.4%	70.1%
Contractual maturities of SHUSA’s investment securities available for sale at September 30, 2010 are as follows (in thousands):

	Amortized	Fair
	Cost	Value
Due within one year	$253,759	$253,755
Due after 1 within 5 years	3,423,679	3,522,595
Due after 5 within 10 years	1,507,152	1,529,700
Due after 10 years/ no maturity	6,580,026	6,523,964

Total	$11,764,616	$11,830,014

Actual maturities may differ from contractual maturities when there exists a right to call or prepay obligations with or without call or prepayment penalties.
During the nine-month period ended September 30, 2010, SHUSA sold its Visa Inc. Class B common shares for proceeds of $19.5 million, resulting in a pre-tax gain of $14.0 million. As part of this transaction, SHUSA entered into a total return swap in which SHUSA will make or receive payments based on subsequent changes in the conversion rate of the Class B shares into Class A shares. The swap terminates on the later of the third anniversary of Visa’s IPO or the date on which certain pre-specified litigation is finally settled. As a result of the sale of Class B shares and entering into the swap contract, SHUSA recognized a free standing derivative liability with an initial fair value of $5.5 million. See Note 13 for further discussion on this total return swap. The sale of the Class B shares, recognition of the derivative liability and reversal of the net litigation reserve liability resulted in a pre-tax benefit of $14.0 million ($9.6 million after-tax) recognized by SHUSA in the nine-month period ended September 30, 2010.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(3) LOANS
The following table presents the composition of the loans held for investment portfolio by type of loan and by fixed and adjustable rates at the dates indicated:

	September 30, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Commercial real estate loans	$11,509,665	17.9%	$12,453,575	21.6%
Commercial and industrial loans	15,036,990	23.5	10,754,692	18.7
Multi-family loans	5,781,699	9.0	4,588,403	8.0
Other	1,207,314	1.9	1,317,204	2.3

Total commercial loans held for investment	33,535,668	52.3	29,113,874	50.6

Residential mortgages	10,450,263	16.3	10,607,626	18.4
Home equity loans and lines of credit	7,033,780	10.9	7,069,491	12.3

Total consumer loans secured by real estate	17,484,043	27.2	17,677,117	30.7

Auto loans	12,885,979	20.1	10,496,510	18.2
Other	254,569	0.4	264,676	0.5

Total consumer loans held for investment	30,624,591	47.7	28,438,303	49.4

Total loans held for investment (1)	$64,160,259	100.0%	$57,552,177	100.0%

Total loans held for investment with:
Fixed rate	$40,453,170	63.1%	$33,667,940	58.5%
Variable rate	23,707,089	36.9	23,884,237	41.5

Total loans held for investment (1)	$64,160,259	100.0%	$57,552,177	100.0%

(1)	Total loans held for investment includes deferred loan origination costs, net of deferred loan fees and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net decrease in loans of $688.5 million and $382.6 million at September 30, 2010 and December 31, 2009, respectively. The reason for the variance was primarily due to discounts on loans acquired by SCUSA during the first quarter of 2010. Loans pledged as collateral for borrowings totaled $46.5 billion at September 30, 2010.
The entire loans held for sale portfolio at September 30, 2010 and December 31, 2009 consists of fixed rate residential mortgages. The balance at September 30, 2010 was $485.8 million compared to $119.0 million at December 31, 2009.
In the first quarter of 2010, SHUSA consolidated a commercial mortgage backed securitization (“CMBS”) related to a change in accounting principle which became effective on January 1, 2010. The Company owns the subordinated certificates issued by the securitization (“controlling class certificate holders”) which had an outstanding balance of $19.9 million. The holder of these certificates receives the residual cash flows of the trust each month, if any, and incurs the initial credit losses for the underlying loans collateralizing the debt certificates. Additionally, the controlling class certificate holders have the right to determine which party should be assigned the role of special servicer for the trust. The special servicer decides how delinquent loans should be serviced in order to maximize cash flows for the benefit of the certificate holders. Since SHUSA held the controlling class certificates, the Company determined it was the primary beneficiary of the Trust and as a result consolidated its assets and liabilities. This non-cash transaction increased net loans by $866.3 million and borrowings by $870.1 million on the reconsolidation date.
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
(Dollars in thousands)
(Unaudited)
(3) LOANS (continued)
The following tables present the activity in the allowance for credit losses for the periods indicated and the composition of non-performing assets at the dates indicated:

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009

Allowance for loan losses, beginning of period	$2,043,010	$1,873,167	$1,818,224	$1,102,753
Acquired allowance for loan losses due to SCUSA contribution from Parent	—	—	—	347,302
Allowance established in connection with reconsolidation of previously unconsolidated securitized assets	—	—	5,991	—
Charge-offs:
Commercial	164,099	142,374	515,567	294,081
Consumer secured by real estate	35,101	32,332	100,818	81,342
Consumer not secured by real estate	169,902	284,596	550,531	862,914

Total Charge-offs	369,102	459,302	1,166,916	1,238,337

Recoveries:
Commercial	14,437	2,999	41,769	8,120
Consumer secured by real estate	1,296	4,749	2,069	10,364
Consumer not secured by real estate	42,075	72,732	181,513	236,899

Total Recoveries	57,808	80,480	225,351	255,383

Charge-offs, net of recoveries	311,294	378,822	941,565	982,954
Provision for loan losses (1)	439,149	390,007	1,288,215	1,417,251

Allowance for loan losses, end of period	2,170,865	1,884,352	2,170,865	1,884,352

Reserve for unfunded lending commitments, beginning of period	260,085	203,662	259,140	65,162
Provision for unfunded lending commitments (1)	16,490	(6,002)	17,435	132,498
Reserve for unfunded lending commitments, end of period	276,575	197,660	276,575	197,660

Total allowance for credit losses, end of period	$2,447,440	$2,082,012	$2,447,440	$2,082,012

(1)	SHUSA defines the provision for credit losses on the consolidated statement of operations as the sum of the total provision for loan losses and provision for unfunded lending commitments.

	September 30,	December 31,
	2010	2009
Non-accrual loans:
Consumer:
Residential mortgages	$618,783	$617,918
Home equity loans and lines of credit	122,152	117,390
Auto loans and other consumer loans	547,604	535,902

Total consumer loans	1,288,539	1,271,210
Commercial	569,808	654,322
Commercial real estate	719,982	823,766
Multi-family	227,965	381,999

Total commercial loans	1,517,755	1,860,087

Total non-performing loans	2,806,294	3,131,297

Other real estate owned	155,388	73,734
Other repossessed assets	76,212	44,346

Total other real estate owned and other repossessed assets	231,600	118,080

Total non-performing assets	$3,037,894	$3,249,377

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(3) LOANS (continued)
Impaired loans are generally defined as all Troubled Debt Restructurings (“TDRs”) plus commercial non-accrual loans in excess of $1 million and residential mortgage loans with specific reserves. Impaired and past due loans are summarized as follows:

	September 30,	December 31,
	2010	2009
Impaired loans with a related allowance	$1,715,218	$1,193,095
Impaired loans without a related allowance	273,408	283,652

Total impaired loans	$1,988,626	$1,476,747

Allowance for impaired loans	$426,349	$363,059

Total loans past due 90 days as to interest or principal and accruing interest	$22,748	$27,321

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

	Contractual	Nonaccretable	Accretable	Carrying
	Receivable Amount	Yield	Yield	Amount
Balance at January 1, 2010	$2,042,594	$(225,949)	$(35,207)	$1,781,438
Additions (Loans acquired during the period)	8,580,277	(832,409)	404,398	8,152,266
Customer repayments	(1,095,661)	—	—	(1,095,661)
Charge-offs	(185,294)	185,294	—	—
Accretion of loan discount	—	—	(19,441)	(19,441)

Balance at September 30, 2010	$9,341,916	$(873,064)	$349,750	$8,818,602

In the three-month period ended September 30, 2010, SCUSA purchased approximately $7.1 billion of non-prime auto loans from third parties for approximately $5.7 billion in cash and $1.1 billion of net liabilities.
(4) DEPOSIT PORTFOLIO COMPOSITION
The following table presents the composition of deposits and other customer accounts at the dates indicated:

	September 30, 2010			December 31, 2009
			Weighted			Weighted
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate
Demand deposit accounts	$7,080,441	17.2%	—%	$7,237,730	16.3%	—%
NOW accounts	5,381,897	13.1	0.15	5,703,789	12.8	0.16
Money market accounts	13,504,880	32.7	0.60	13,158,001	29.6	0.82
Savings accounts	3,523,339	8.5	0.10	3,537,983	8.0	0.14
Certificates of deposit	7,158,629	17.3	1.43	8,515,350	19.2	1.64

Total retail and commercial deposits	36,649,186	88.8	0.53	38,152,853	85.9	0.69
Wholesale NOW accounts	54,350	0.1	0.31	27,570	0.1	0.50
Wholesale money market accounts	27,750	0.1	0.15	486,944	1.1	0.19
Wholesale certificates of deposit	735,537	1.8	1.54	1,724,841	3.8	2.20

Total wholesale deposits	817,637	2.0	1.41	2,239,355	5.0	1.74
Government deposits	2,170,413	5.3	0.35	2,231,752	5.0	0.14
Customer repurchase agreements	1,627,103	3.9	0.23	1,804,105	4.1	0.22

Total deposits	$41,264,339	100.0%	0.53%	$44,428,065	100.0%	0.69%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(5) BORROWINGS AND OTHER DEBT OBLIGATIONS
The following table presents information regarding borrowings and other debt obligations at the dates indicated:

	September 30, 2010		December 31, 2009
		Effective		Effective
	Balance	Rate	Balance	Rate
Sovereign Bank borrowings and other debt obligations:
Securities sold under repurchase agreements	$1,132,256	0.29%	$—	—%
Fed funds purchased	1,460,000	0.20	1,000,000	0.25
FHLB advances [a]	11,143,318	3.97	12,056,294	4.13
Reit preferred	147,199	14.19	146,115	14.34
Senior notes	1,347,670	3.92	1,346,373	3.92
Subordinated notes	1,465,676	6.11	1,663,399	5.84
Holding company borrowings and other debt obligations:
Commercial paper [b]	899,103	0.97	—	—
SCUSA unsecured note, due December 2010	75,000	2.57	28,000	4.48
SCUSA subordinated revolving credit facility, due December 2010	100,000	2.01	100,000	3.23
SCUSA subordinated revolving credit facility, due December 2010	150,000	1.94	117,000	4.24
SCUSA warehouse line, due May 2011 [c]	899,915	1.23	1,000,000	2.01
SCUSA warehouse lines with Santander and related subsidiaries [d]	4,173,630	1.58	4,031,267	1.94
SCUSA warehouse line, due March 2011 [c]	105,369	1.78	—	—
SCUSA warehouse line, due May 2011 [c]	138,400	2.61	—	—
SCUSA warehouse line, due August 2011 [c]	204,357	4.33	—	—
SCUSA warehouse line, due September 2017 [c]	1,194,940	1.32	—	—
4.80% senior notes, due September 2010	—	—	299,788	4.80
4.90% senior notes, due September 2010	—	—	248,393	4.93
2.50% senior notes, due June 2012	249,221	3.73	248,895	3.73
Floating rate senior notes, due March 2010	—	—	299,956	0.48
Santander Puerto Rico fixed rate senior notes, due February 2010 [e]	—	—	250,000	0.61
Subordinated notes, due March 2020 [f]	750,941	5.96	—	—
TALF loan	225,516	2.22	320,133	2.13
Asset-backed notes [g]	7,998,140	2.55	1,929,706	4.49
Credit facilities [e]	250,000	0.69	890,000	0.30
Junior subordinated debentures due to Capital Trust Entities	1,182,075	6.55	1,259,832	6.46

Total borrowings and other debt obligations	$35,292,726	3.05%	$27,235,151	3.65%

[a]	During the nine-month period ended September 30, 2009, the Company retired $1.4 billion of advances from the FHLB incurring prepayment penalties of $68.7 million. This decision was made to reduce interest expense in future periods since the advances were at above market interest rates due to the low rate environment at the time.

[b]	During 2010, SHUSA initiated a holding company level commercial paper issuance program, which is backed by committed lines from Santander, which at September 30, 2010 had an effective rate of 0.97%.

[c]	During 2010, the Company, through its SCUSA subsidiary, entered into three new warehouse line of credit agreements with various financial institutions with a total availability of $2.0 billion. The proceeds from these new financing arrangements were used to pay down other warehouse facilities and to fund loan growth during the period. These agreements have maturity dates ranging from March 17, 2011 through August 17, 2011. The company, through its SCUSA subsidiary, also entered into a $1.2 billion amortizing term lending agreement with a final legal maturity of September 2, 2017. Additionally, on May 7, 2010, SCUSA amended a warehouse line of credit agreement to provide for borrowing capacity up to $900 million and to extend the maturity date to May 6, 2011.

[d]	During 2010, the Company, through its SCUSA subsidiary, entered into a $1.8 billion line with Santander, acting through its New York branch, which will mature on December 31, 2011. In addition, the Company also has a $2.8 billion line with Santander maturing on December 31, 2010.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(5) BORROWINGS AND OTHER DEBT OBLIGATIONS (continued)

[e]	In March 2010, the Company issued 3 million shares of common stock to Santander which raised proceeds of $750 million. SHUSA utilized the proceeds of this offering and the subordinated debt to pay down the $890 million line of credit agreement with Santander and a $250 million term borrowing with an affiliate of Santander. In November 2009, the Company entered into a line of credit agreement with Santander. This agreement provides borrowing capacity of up to $2.5 billion and matures on September 30, 2011. At September 30, 2010, the Company had $250 million outstanding on the line.

[f]	In March 2010, the Company issued a $750 million subordinated note to Santander, which matures in March 2020. This subordinated note bears interest at 5.75% until March 2015 and then bears interest at 6.25% until maturity. Interest is being recognized at the effective interest rate of 5.96%.

[g]	During the second quarter of 2010, the Company, through its SCUSA subsidiary, executed two securitization transactions with net proceeds of approximately $1.7 billion. During the third quarter of 2010, the Company, through its SCUSA subsidiary, executed two securitization transactions with net proceeds of approximately $4.2 billion and entered into two new lending agreements with net proceeds of approximately $1.4 billion. The proceeds from these new financing arrangements were used to pay down other warehouse facilities and to fund loan growth of approximately $6.4 billion during the quarter.
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
Fair Value Hedges. SHUSA has historically entered into pay-variable, receive-fixed interest rate swaps to hedge changes in fair values of certain brokered certificates of deposits and certain debt obligations. Additionally, SHUSA through its SCUSA subsidiary, enters into pay-fixed, receive variable interest rate swaps to hedge changes in fair value of certain longer term assets. SHUSA had no fair value hedges outstanding at September 30, 2010. For the three-month and nine-month periods ended September 30, 2009, (expense)/income of $(1.7) million and $0.3 million, respectively, was recorded in earnings associated with hedge ineffectiveness.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(6) DERIVATIVES (continued)
Cash Flow Hedges. SHUSA hedges exposures to changes in cash flows associated with forecasted interest payments on variable-rate liabilities, through the use of pay-fixed, receive variable interest rate swaps. The last of the hedges is scheduled to expire in January 2016. For the nine months ended September 30, 2010 and September 30, 2009, no hedge ineffectiveness was recognized as income in earnings associated with cash flow hedges. During the nine months ended September 30, 2010 and 2009, $11.2 million and $25.4 million of losses deferred in accumulated other comprehensive income were recorded as interest expense as a result of discontinuance of cash flow hedges for which the forecasted transaction was probable of occurring. As of September 30, 2010, SHUSA expects approximately $8.9 million of the deferred net after-tax loss on derivative instruments included in accumulated other comprehensive income to be reclassified to earnings during the next twelve months. The effective portion of gains and losses on derivative instruments designated as cash flow hedges recorded in other comprehensive income and reclassified into earnings resulted in increases of $53.7 million and $193.0 million to interest expense for the three-month and nine-month periods ended September 30, 2010. The effective portion of the unrealized gain/(loss) recognized in other comprehensive income on cash flow hedges was $(15.9) million and $108.4 million for the three-month and nine-month periods ended September 30, 2010.
Other Derivative Activities. SHUSA’s derivative portfolio also includes mortgage banking interest rate lock commitments and forward sale commitments used for risk management purposes and derivatives executed with commercial banking customers, primarily interest rate swaps and foreign currency contracts.
During the nine-month period ended September 30, 2010, SHUSA sold its Visa Inc. Class B common shares resulting in a gain of $14.0 million. In conjunction with the sale of its Visa, Inc. Class B shares, SHUSA entered into a total return swap in which SHUSA will make or receive payments based on subsequent changes in the conversion rate of the Class B shares into Class A shares. This total return swap is accounted for as a free standing derivative. The fair value of the total return swap was calculated using a discounted cash flow model based on unobservable inputs consisting of management’s estimate of the probability of certain litigation scenarios, timing of litigation settlements and payments related to the swap.
SCUSA has entered into interest rate swap agreements to hedge variable rate liabilities associated with securitization trust agreements. SCUSA has over time repurchased $93 million of borrowings from the securitization trust; however, the trust documents have prevented SCUSA from terminating the associated interest rate swap agreements. Therefore, SCUSA has designated the hedges, whose notional value was $55.2 million as of September 30, 2010, as trading hedges and records changes in the market value of these hedges through earnings.
Additionally, SCUSA has derivative positions with notionals totaling $2.0 billion and $3.5 billion which were not designated to obtain hedge accounting treatment at September 30, 2010 and December 31, 2009. SHUSA recorded income/(expense) of $1.9 million and $(9.8) million for the three-month and nine-month periods ended September 30, 2010 associated with these positions.
All derivative contracts are valued using either cash flow projection models or observable market prices. Pricing models used for valuing derivative instruments are regularly validated by testing through comparison with third parties.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(6) DERIVATIVES (continued)
Shown below is a summary of the derivatives designated as accounting hedges at September 30, 2010 and December 31, 2009:

	Notional			Receive	Pay	Life
	Amount	Asset	Liability	Rate	Rate	(Years)
September 30, 2010
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	$10,192,860	$—	$297,730	0.25%	2.44%	2.9

December 31, 2009
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	$6,565,898	$—	$204,034	0.56%	3.86%	2.0
Summary information regarding other derivative activities at September 30, 2010 and December 31, 2009 follows:

	September 30,	December 31,
	2010	2009
	Asset	Asset
	(Liability)	(Liability)
Mortgage banking derivatives:
Forward commitments to sell loans	$(5,360)	$2,013
Interest rate lock commitments	4,042	325

Total mortgage banking risk management	(1,318)	2,338
Swaps receive fixed	412,186	266,770
Swaps pay fixed	(408,238)	(266,355)

Net customer related interest rate hedges	3,948	415
VISA total return swap	(5,879)	—
Precious metals forward sale agreements	—	1,421
Precious metals forward purchase arrangements	—	(1,421)
Foreign exchange contracts	5,881	5,852

Total	$2,632	$8,605

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(6) DERIVATIVES (continued)
The following financial statement line items were impacted by SHUSA’s derivative activity as of and for the nine months ended September 30, 2010:

	Balance Sheet Effect at	Income Statement Effect For The Nine Months Ended
Derivative Activity	September 30, 2010	September 30, 2010
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Increases to other liabilities and deferred taxes of $297.7 million and $108.0 million, respectively, and a decrease to stockholders’ equity of $187.1 million.	Decrease in net interest income of $227.5 million.
Other hedges:
Forward commitments to sell loans	Increase to other liabilities of $5.4 million.	Decrease in mortgage banking revenues of $7.4 million.
Interest rate lock commitments	Increase to mortgage loans of $4.0 million.	Increase in mortgage banking revenues of $3.7 million.
Net customer related hedges	Increase to other assets of $3.9 million.	Increase in capital markets revenue of $3.5 million.
Total return swap associated with sale of Visa, Inc. Class B shares	Increase to other liabilities of $5.9 million	Decrease in other non-interest income of $5.9 million
Foreign exchange	Increase to other assets of $5.9 million.	Increase in commercial banking fees of $29 thousand.
The following financial statement line items were impacted by SHUSA’s derivative activity as of December 31, 2009 and for the nine months ended September 30, 2009:

	Balance Sheet Effect at	Income Statement Effect For The Nine Months Ended
Derivative Activity	December 31, 2009	September 30, 2009
Fair value hedges:
Receive fixed-pay variable interest rate swaps	No derivative positions designated in fair value hedging relationships as of December 31, 2009.	Increase in net interest income of $1.4 million.
Pay fixed-receive variable interest rate swaps	No derivative positions designated in fair value hedging relationships as of December 31, 2009.	Decrease in net interest income of $7.5 million.
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Increases to other liabilities and deferred taxes of $204.0 million and $74.2 million, respectively and a net decrease to stockholders’ equity of $129.8 million.	Decrease in net interest income of $188.5 million.
Other hedges:
Forward commitments to sell loans	Increase to other assets of $2.0 million.	Increase in mortgage banking revenues of $6.8 million.
Interest rate lock commitments	Increase to mortgage loans of $0.3 million.	Decrease in mortgage banking revenues of $9.9 million.
Net customer related hedges	Increase to other assets of $0.4 million.	Decrease in capital markets revenue of $20.1 million.
Forward commitments to sell and purchase precious metals inventory	Insignificant balance sheet effect at December 31, 2009.	Increase in commercial banking fees of $6 thousand.
Foreign exchange	Increase to other assets of $5.9 million.	Increase in commercial banking fees of $1.8 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(7) COMPREHENSIVE (LOSS)/INCOME
The following table presents the components of comprehensive income, net of related tax, for the periods indicated:

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Net income	$220,162	$1,210,107	$457,366	$301,649
Change in accumulated (losses)/gains on cash flow hedge derivative financial instruments, net of tax	(49,372)	96,525	(55,178)	91,936
Change in unrealized gains/(losses) on investment securities available-for-sale, net of tax	131,726	211,373	341,476	396,052
Less reclassification adjustment, net of tax:
Derivative instruments	(2,419)	(5,164)	(7,097)	(16,179)
Pensions	(301)	(390)	(904)	(1,575)
Investments available-for-sale	83,388	(6,356)	127,412	(70,700)

Comprehensive income	$221,848	$1,529,915	$624,253	$878,091

Accumulated other comprehensive losses are reported net of SHUSA’s tax rate of 36.4%.
Accumulated other comprehensive losses, net of related tax, consisted of net unrealized gains on securities of $37.7 million (which includes $94.8 million of unrealized other-than-temporary-impairment losses recognized in accumulated other comprehensive income), net accumulated losses on unfunded pension liabilities of $15.0 million and net accumulated losses on derivatives of $205.7 million at September 30, 2010 and net unrealized losses on securities of $176.4 million (which includes $123.4 million of unrealized other-than-temporary-impairment losses recognized in accumulated other comprehensive income), net accumulated losses on unfunded pension liabilities of $15.9 million and net accumulated losses on derivatives of $157.6 million at December 31, 2009.
(8) MORTGAGE SERVICING RIGHTS
At both September 30, 2010 and December 31, 2009, SHUSA serviced residential real estate loans for the benefit of others totaling $14.8 billion. The fair value of the servicing portfolio at September 30, 2010 and December 31, 2009 was $119.3 million and $127.9 million, respectively. For the three months and nine months ended September 30, 2010, SHUSA recorded impairments of $11.3 million and $0.5 million on our mortgage servicing rights resulting from changes in expected prepayments on our mortgages due to changes in residential mortgage rates. The following table presents a summary of the activity of the asset established for the Company’s residential mortgage servicing rights.

Gross balance as of December 31, 2009	$179,643
Mortgage servicing assets recognized	27,404
Amortization	(35,498)

Gross balance at September 30, 2010	171,549
Valuation allowance	(52,562)

Balance as September 30, 2010	$118,987

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

	September 30, 2010	June 30, 2010	December 31, 2009	September 30, 2009
CPR	24.82%	22.88%	24.44%	21.99%
Escrow credit spread	2.59%	2.88%	3.17%	3.41%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(8) MORTGAGE SERVICING RIGHTS (continued)
A valuation allowance is established for the excess of the cost of each residential mortgage servicing asset stratum over its estimated fair value. Activity in the valuation allowance for mortgage servicing rights for the nine months ended September 30, 2010 consisted of the following:

Balance as of December 31, 2009	$52,089
Net increase in valuation allowance for mortgage servicing rights	473

Balance as September 30, 2010	$52,562

SHUSA originates and has previously sold multi-family loans in the secondary market to Fannie Mae while retaining servicing. At September 30, 2010 and December 31, 2009, SHUSA serviced $11.6 billion and $12.3 billion of loans for Fannie Mae, respectively, and as a result has recorded servicing assets of $1.8 million and $9.3 million, respectively. SHUSA recorded servicing asset amortization of $7.1 million and $6.7 million related to the multi-family loans sold to Fannie Mae for the nine-months ended September 30, 2010 and 2009, respectively. SHUSA recorded multi-family servicing impairments of $1.6 million and $0.5 million for the three-month and nine-month periods ended September 30, 2010, compared to impairments of $0.7 million and $2.9 million for the corresponding periods in the prior year. In September 2009, the Bank elected to stop selling multi-family loans to Fannie Mae and retains all production for the loan portfolio.
SHUSA had gains on the sale of mortgage and home equity loans of $7.3 million and $20.1 million for the three-month and nine-month periods ended September 30, 2010, compared with losses on the sale of mortgage, multi-family and home equity loans of $42.5 million and $71.9 million for the corresponding periods ended September 30, 2009. The three-month and nine-month periods ended September 30, 2010 included charges of $5.4 million to increase our recourse reserves associated with the sales of multi-family loans to Fannie Mae, compared with charges of $70.0 million and $140.0 million for the corresponding periods ended September 30, 2009. SHUSA now has recourse reserves of $172.7 million associated with multi-family loans sold to Fannie Mae, on which SHUSA’s maximum credit exposure is $226.5 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(9) BUSINESS SEGMENT INFORMATION
For segment reporting purposes, SCUSA has been reflected as a stand-alone business segment. With the exception of this segment, SHUSA’s segment results are derived from the Company’s business unit profitability reporting system by specifically attributing managed balance sheet assets, deposits and other liabilities and their related interest income or expense to each of our segments. Funds transfer pricing methodologies are utilized to allocate a cost for funds used or a credit for funds provided to business line deposits, loans and selected other assets using a matched funding concept. The provision for credit losses recorded by each segment is based on the net charge-offs of each line of business and changes in specific reserve levels for loans in the segment and the difference between the provision for credit losses recognized by the Company on a consolidated basis and the provision recorded by the business line recorded in the Other segment. Other income and expenses directly managed by each business line, including fees, service charges, salaries and benefits, and other direct expenses as well as certain allocated corporate expenses are accounted for within each segment’s financial results. Where practical, the results are adjusted to present consistent methodologies for the segments. In addition to the amounts presented for comparable periods in this filing, segment information from previously issued financial statements will show the Global Banking segment results for all periods presented in our 10-K filing for the year ended December 31, 2010. Accounting policies for the lines of business are the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business.
SHUSA now has six reportable segments. The Company’s segments are focused principally around the customers SHUSA serves. The Retail Banking Division is primarily comprised of our branch locations and our residential mortgage business. Our branches offer a wide range of products and services to customers and each attracts deposits by offering a variety of deposit instruments including demand and NOW accounts, money market and savings accounts, certificates of deposits and retirement savings products. Our branches also offer certain consumer loans such as home equity loans and other consumer loan products. It also provides business banking loans and small business loans to individuals. Finally our residential mortgage business reports into our head of Retail Banking. Our Specialized Business segment is primarily comprised of leases to commercial customers, our New York multi-family and national commercial real estate lending group, our automobile dealer floor plan lending group and our indirect automobile lending group. The Corporate segment (formerly known as Middle Market) provides the majority of Sovereign Bank’s commercial lending platforms such as commercial real estate loans and commercial industrial loans and also contains the Company’s related commercial deposits. SCUSA is a specialized consumer finance company engaged in the purchase, securitization, and servicing of retail installment contracts originated by automobile dealers. The Global Banking segment (included in the Other segment prior to the third quarter of 2010) includes business with large corporate domestic and foreign clients which have larger loan sizes than commercial clients of Sovereign prior to 2009. The Other segment includes earnings from the investment portfolio (excluding any investments purchased by SCUSA), interest expense on Sovereign Bank’s borrowings and other debt obligations (excluding any borrowings held by SCUSA), amortization of intangible assets and certain unallocated corporate income and expenses.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(9) BUSINESS SEGMENT INFORMATION (continued)
The following tables present certain information regarding the Company’s segments.

For the three-month period ended		Specialized		Global
September 30, 2010	Retail	Business(1)	Corporate	Banking	SCUSA	Other (3)	Total

Net interest income/(expense)	$159,505	$66,391	$85,027	$8,503	$456,810	$102,233	$878,469
Fees and other income	100,306	7,323	18,066	3,833	61,464	5,273	196,265
Provision for credit losses	54,628	59,977	18,107	—	284,139	38,788	455,639
General and administrative expenses	233,801	25,125	31,860	1,697	100,140	5,436	398,059
Income/(loss) before income taxes(1)	(61,987)	(11,496)	50,007	10,603	132,848	187,606	307,581
Intersegment revenue/(expense) (2)	(55,071)	(131,159)	(19,457)	(2,116)	—	207,803	—
Total average assets	$22,364,934	$14,838,593	$10,847,520	2,309,779	$12,497,860	$22,052,894	$84,911,580

For the nine-month period ended		Specialized		Global
September 30, 2010	Retail	Business(1)	Corporate	Banking	SCUSA	Other (3)	Total

Net interest income/(expense)	$523,778	$198,779	$257,198	$16,197	$1,217,351	$233,024	$2,446,327
Fees and other income	330,710	26,432	52,915	7,480	145,136	21,119	583,792
Provision for credit losses	197,527	271,556	86,395	—	731,250	18,922	1,305,650
General and administrative expenses	687,263	73,331	96,079	5,051	254,761	12,986	1,129,471
Income/(loss) before income taxes(1)	(118,775)	(120,045)	119,279	18,587	372,652	380,897	652,595
Intersegment revenue/(expense) (2)	(104,578)	(407,220)	(56,487)	(3,188)	—	571,473	—
Total average assets	$22,035,453	$15,082,589	$11,067,346	1,535,568	$10,433,348	$23,290,070	$83,444,374

For the three-month period ended		Specialized		Global
September 30, 2009	Retail	Business(1)	Corporate	Banking	SCUSA	Other (3)	Total

Net interest income/(expense)	$163,687	$74,800	$81,045	$1,792	$310,067	$21,551	$652,942
Fees and other income	123,460	(57,999)	13,594	957	20,050	6,911	106,973
Provision for credit losses	42,236	120,569	32,993	—	172,705	15,502	384,005
General and administrative expenses	239,065	27,611	32,936	1,752	66,042	2,386	369,792
Income/(loss) before income taxes(1)	(32,777)	(132,418)	25,595	996	91,010	(46,582)	(94,176)
Intersegment revenue/(expense) (2)	22,531	(159,462)	(28,179)	(270)	—	165,380	—
Total average assets	$21,505,763	$17,187,523	$12,184,777	735,446	$7,147,718	$21,018,805	$79,780,032

For the nine-month period ended		Specialized		Global
September 30, 2009	Retail	Business(1)	Corporate	Banking	SCUSA	Other (3)	Total

Net interest income/(expense)	$446,942	$241,492	$235,824	$3,840	$986,195	$49,454	$1,963,747
Fees and other income	358,630	(101,470)	39,983	10,929	33,697	45,187	386,956
Provision for credit losses	119,251	400,679	215,437	—	596,449	217,933	1,549,749
General and administrative expenses	754,626	83,023	103,846	4,694	172,524	26,248	1,144,961
Income/(loss) before income taxes(1)	(219,240)	(346,204)	(54,530)	10,073	249,839	(622,290)	(982,352)
Intersegment revenue/(expense) (2)	64,923	(508,250)	(96,374)	(1,378)	—	541,079	—
Total average assets	$22,334,961	$19,339,235	$12,802,954	724,971	$6,678,738	$20,412,622	$82,293,481

(1)	The Retail Segment fees and other income includes residential servicing right impairments of $11.3 million and $0.5 million for the three months and nine months ended September 30, 2010, compared to recoveries of $7.9 million and $8.9 million in the corresponding periods in the prior year. The Retail Segment income/(loss) before income taxes also includes an additional deposit premium assessment of $35.3 million in the second quarter of 2009. The Specialized Business Segment fees and other income includes charges of $70.0 million and $140.0 million associated with increasing multi-family recourse reserves for loans sold to Fannie Mae for the three and nine months ended September 30, 2009. See Note 8 for further discussion on these items.

(2)	Intersegment revenue/(expense) represent charges or credits for funds used or provided by each of the segments and are included in net interest income.

(3)	Included in Other for the three months and nine months ended September 30, 2009 were other-than-temporary-impairment charges of $30.6 million and $134.2 million on FNMA and FHLMC preferred stock and non-agency mortgage backed securities. Prior year results also included net transaction related and integration charges and other restructuring costs, severance and debt extinguishment charges of $46.2 million and $350.1 million for the three months and nine months ended September 30, 2009, respectively.

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
During 2009, Santander contributed SCUSA into the Company. SCUSA generated pretax income of $332.2 million in 2009 compared to $261.6 million and $260.8 million in 2008 and 2007. As a result of this contribution, SHUSA updated its deferred tax realizability analysis by incorporating future projections of taxable income that will be generated by SCUSA. As a result of incorporating future taxable income projections of SCUSA, the Company was able to reduce its deferred tax valuation allowance by $1.3 billion for the year ended December 31, 2009. SHUSA continues to maintain a valuation allowance of $427 million and $408 million at September 30, 2010 and December 31, 2009, respectively, related to deferred tax assets that will not be realized based on the current earning projections discussed above. The future realizability of our deferred tax assets will be dependent on the earnings generated by SHUSA and its subsidiaries, primarily SCUSA and Sovereign Bank. The actual earnings generated by these entities in the future could impact the realizability (either negatively or positively) of our deferred tax assets in future periods.
At September 30, 2010, the Company had net unrecognized tax benefits related to uncertain tax positions of $81.7 million, which represents the total amount of unrecognized tax benefits that, if recognized, would impact the effective tax rate. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Gross unrecognized tax benefits at December 31, 2009	$97,048
Additions based on tax positions related to the current year	778
Additions based on tax positions related to prior years	1,420
Settlements	(586)
Reductions based on tax positions related to prior years	(696)

Gross unrecognized tax benefits at September 30, 2010	97,964
Less: Federal, state and local income tax benefits	(16,261)

Total unrecognized tax benefits that, if recognized, would impact the effective income tax rate as of September 30, 2010	$81,703

SHUSA recognizes penalties and interest accrued related to unrecognized tax benefits within income tax expense on the Consolidated Statement of Operations. During the three-month and nine-month periods ended September 30, 2010, SHUSA recognized increases of approximately $0.7 million and $1.8 million in interest and penalties compared to increases of $0.8 million and $0.7 million for the corresponding periods in the prior year. Included in gross unrecognized tax benefits at September 30, 2010 was approximately $16.2 million for the potential payment of interest and penalties.
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
In March 2010, SHUSA issued to Santander, 3,000,000 shares of SHUSA’s Common Stock, raising proceeds of $750 million.
SHUSA has $1.2 billion of public securities that consists of trust preferred security obligations and preferred stock issuances. Santander owns approximately 51% of these securities as of September 30, 2010.
Santander has provided guarantees on the covenants, agreements and obligations of SCUSA under the governing documents where SCUSA is a party for the securitizations. This includes, but is not limited to, the obligations of SCUSA as servicer and transferor to repurchase certain receivables.
SHUSA has entered into interest rate swap agreements with Santander to hedge interest rate risk on floating rate tranches of its securitizations and FHLB advances which have a notional value of $9.0 billion at September 30, 2010.
In 2006, Santander extended a total of $425 million in unsecured lines of credit to Sovereign Bank for federal funds and Eurodollar borrowings and for the confirmation of standby letters of credit issued by Sovereign Bank. This line is at a market rate and in the ordinary course of business and can be cancelled by either Sovereign Bank or Santander at any time and can be replaced by Sovereign Bank at any time. In the first quarter of 2009, this line was increased to $2.5 billion. During the nine months ended September 30, 2010 and 2009, respectively, the average unfunded balance outstanding under these commitments was $1.2 billion and $462.5 million. As of September 30, 2010, there was no outstanding balance on the unsecured lines of credit for federal funds and Eurodollar borrowings. Sovereign Bank paid approximately $9.4 million in fees to Santander in the nine-month period ended September 30, 2010 in connection with these commitments compared to $3.9 million in fees in the corresponding period in the prior year.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(11) RELATED PARTY TRANSACTIONS (continued)
The Company, and its affiliates, have entered into various service agreements with Santander and its affiliates. Each of the agreements was done in the ordinary course of business and on market terms. The agreements are as follows:
•	Nw Services Co., a Santander affiliate doing business as Aquanima, is under contract with Sovereign Bank to provide procurement services, with fees paid in the three months ended September 30, 2010 in the amount of $0.7 million.

•	Geoban, S.A., a Santander affiliate, is under contract with Sovereign Bank to provide services in the form of debit card disputes and claims support, and consumer and mortgage loan set-up and review. There were no fees paid in the three months ended September 30, 2010 with respect to this agreement.

•	Ingenieria De Software Bancario S.L., a Santander affiliate, is under contract with Sovereign Bank to provide information technology development, support and administration, with fees paid in the three months ended September 30, 2010 in the amount of $46.2 million.

•	Produban Servicios Informaticos Generales S.L., a Santander affiliate, is under contract with Sovereign Bank to provide professional services, and administration and support of information technology production systems, telecommunications and internal/external applications, with fees paid in the three months ended September 30, 2010 in the amount of $22.2 million.

•	Santander Back-Offices Globales Mayoristas S.A., a Santander affiliate, is under contract with Sovereign Bank to provide logistical support for Sovereign Bank’s derivative and hedging transactions and programs. In the three months ended September 30, 2010, fees in the amount of $0.1 million were paid to Santander Back-Offices Globales Mayoristas S.A. with respect to this agreement.

•	Santander Global Facilities (“SGF”), a Santander affiliate, is under contract with Sovereign Bank to provide administration and management of employee benefits and payroll functions for Sovereign Bank and other affiliates. There were no fees paid in the three months ended September 30, 2010 with respect to this agreement.

•	SGF is under contract with Sovereign Bank and other Santander affiliates pursuant to which Sovereign Bank shall share in certain employee benefits and payroll processing services provided by third party vendors through sponsorship by SGF. In the three months ended September 30, 2010, fees in the amount of $1.2 million were paid to SGF with respect to this agreement.

•	SGF is under contract with Sovereign Bank to provide property management services. In the three months ended September 30, 2010, fees in the amount of $1.3 million were paid to SGF with respect to this agreement.

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
The Company’s residential loan held for sale portfolio had an aggregate fair value of $485.8 million at September 30, 2010. The contractual principal amount of these loans totaled $470.2 million. The difference in fair value compared to the principal balance was $15.6 million which was recorded in mortgage banking revenues during the nine-month period ended September 30, 2010. Substantially all of these loans are current and none are in non-accrual status. The fair value of these loans is estimated based upon the anticipated exit prices for these loans in the secondary market to agency buyers such as Fannie Mae and Freddie Mac. Practically all of our residential loans held for sale portfolio is sold to these two agencies.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of September 30, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that the majority of its derivative valuations are classified in Level 2 of the fair value hierarchy.

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
The following table presents the assets that are measured at fair value on a recurring basis by level within the fair value hierarchy as reported on the consolidated balance sheet at September 30, 2010. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands).

	Fair Value Measurements at Reporting Date Using:
	Quoted Prices in Active	Significant Other	Significant	Balance at
	Markets for Identical	Observable Inputs	Unobservable Inputs	September 30,
	Assets (Level 1)	(Level 2)	(Level 3)	2010
Assets:
US Treasury and government agency securities	$—	$245,996	$—	$245,996
Debentures of FHLB, FNMA and FHLMC	—	24,998	—	24,998
Corporate debt and asset-backed securities	—	4,873,087	49,338	4,922,425
Equity securities	—	2,759	—	2,759
State and municipal securities	—	2,050,874	—	2,050,874
Mortgage backed securities	—	3,006,148	1,576,814	4,582,962

Total investment securities available-for-sale	—	10,203,862	1,626,152	11,830,014
Loans held for sale	—	485,772	—	485,772
Derivatives	—	(316,074)	(12,556)	(328,630)

Total	$—	$10,373,560	$1,613,596	$11,987,156

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

	Quoted Prices in Active
	Markets for	Significant Other	Significant
	Identical Assets	Observable Inputs	Unobservable
	(Level 1)	(Level 2)	Inputs (Level 3)	Total
September 30, 2010
Loans (1)	$—	$1,988,626	$—	$1,988,626
Foreclosed assets (2)	—	110,717	—	110,717
Mortgage servicing rights (3)	—	—	120,745	120,745

December 31, 2009
Loans (1)	$—	$1,476,747	$—	$1,476,747
Foreclosed assets (2)	—	118,080	—	118,080
Mortgage servicing rights (3)	—	—	136,874	136,874

(1)	These balances are measured at fair value on a non-recurring basis using the fair value of the underlying collateral.

(2)	Represents the fair value of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets, based on periodic updates of appraisals and estimated selling costs.

(3)	These balances are measured at fair value on a non-recurring basis. Mortgage servicing rights are stratified for purposes of the impairment testing.

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

	Nine Months ended September 30,
	2010	2009
Loans	$(63,290)	$(238,824)
Foreclosed assets	(7,221)	(1,703)
Mortgage servicing rights	(972)	5,933

	$(71,483)	$(234,594)

The table below presents the changes in our Level 3 balances for the nine-month period ended September 30, 2010.

	Investments	Mortgage
	Available-for-Sale	Servicing Rights	Derivatives	Total
Balance at December 31, 2009	$1,938,576	$136,874	$(24,585)	$2,050,865
Gains/(losses) in other comprehensive income	166,901	—	(5,488)	161,413
Gains/(losses) in earnings	(5,805)	(973)	2,048	(4,730)
Additions	—	27,404	(5,240)	22,164
Repayments	(473,520)	—	20,709	(452,811)
Sales/Amortization	—	(42,560)	—	(42,560)

Balance at September 30, 2010	$1,626,152	$120,745	$(12,556)	$1,734,341

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

	September 30, 2010		December 31, 2009
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Financial Assets:
Cash and amounts due from depository institutions	$4,104,874	$4,104,874	$2,323,290	$2,323,290
Investment securities:
Available-for-sale	11,830,014	11,830,014	13,609,398	13,609,398
Loans held for investment, net	61,989,394	61,023,603	55,733,953	53,483,141
Loans held for sale	485,772	485,772	118,994	118,994
Mortgage servicing rights	120,745	121,296	136,874	139,992
Mortgage banking forward commitments	(5,360)	(5,360)	2,013	2,013
Mortgage interest rate lock commitments	4,042	4,042	325	325
Financial Liabilities:
Deposits	41,264,339	40,709,783	44,428,065	43,699,060
Borrowings and other debt obligations	35,292,726	36,632,558	27,235,151	27,961,841
Interest rate derivative instruments	321,433	321,433	220,387	220,387
Total return swap	5,879	5,879	—	—
Precious metal forward sale agreements	—	—	1,421	1,421
Precious metal forward settlement arrangements	—	—	(1,421)	(1,421)
Unrecognized financial instruments:(1)
Commitments to extend credit	103,449	103,366	95,354	95,278

(1)	The amounts shown under “carrying value” represent accruals or deferred income arising from those unrecognized financial instruments.

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
In January 2010, the FASB issued authoritative guidance aimed at improving disclosures about fair value measurements. This guidance adds new disclosure requirements for transfers into and out of fair value hierarchy Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing disclosure requirements regarding the level of disaggregation for classes of assets and liabilities, and about inputs and valuation techniques used to measure fair value. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009 (except for certain Level 3 disclosures), and the Company adopted this guidance effective January 1, 2010. During 2010, SHUSA had no transfers between items classified as Level 1 and 2. The disclosures required by this pronouncement are included in Note 12 and 13.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(15) TRANSACTION RELATED AND INTEGRATION CHARGES AND OTHER RESTRUCTURING COSTS, NET
SHUSA recorded charges against its earnings for the three-month and nine-month periods ending September 30, 2009 for transaction related and integration charges and other restructuring costs of $46.2 million and $281.3 million pre-tax, which were comprised of the following:

	Three-Month	Nine-Month
	Period Ended	Period Ended
	September 30, 2009	September 30, 2009
Severance	$4,977	$142,337
Restricted stock acceleration charges	—	45,037
Miscellaneous deal costs and other	41,262	93,953

Transaction related and integration charges	$46,239	$281,327

The status of the reserves related to merger, restructuring and other expenses is summarized as follows:

	Contract
	Termination	Severance	Total
Reserve balance at December 31, 2009	$27,805	$46,900	$74,705
Charge recorded in earnings	—	—	—
Payments	9,395	26,244	35,639

Reserve balance at September 30, 2010	$18,410	$20,656	$39,066

(16) INQUIRY FROM TRUSTEE FOR THE TRUST PIERS
SHUSA has received an inquiry from the Trustee for the Trust Preferred Income Equity Redeemable Securities (“Trust PIERS”) concerning whether Santander’s acquisition of SHUSA on January 31, 2009, constituted a “change of control” under the Indenture for the Trust PIERS. SHUSA is cooperating in providing information to the Trustee. On September 2, 2010, the Trustee sent a notice to the Trust PIERS holders concerning the percentage of shares owned by SHUSA and its affiliates. The notice further addressed certain definitional and other provisions under the Trust PIERS Indenture.
If the Trustee or a holder prevails in a claim that a “change of control” has occurred, the impact on SHUSA (as of September 30, 2010) would be a reduction of pre-tax income up to approximately $313 million, of which approximately $272 million relates to the difference in the current carrying amount of the subordinated debentures and the principal amount due at maturity.
SHUSA believes the acquisition by Santander was not a “change of control” and intends to vigorously defend its position against any potential claims by the Trustee or any holder of Trust PIERS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY
SHUSA is comprised of two major subsidiaries, Sovereign Bank and Santander Consumer USA (“SCUSA”). Sovereign Bank is a $72 billion financial institution as of September 30, 2010 with community banking offices, operations and team members located principally in Pennsylvania, Massachusetts, New Jersey, Connecticut, New Hampshire, New York, Rhode Island, and Maryland. Sovereign Bank gathers substantially all of its deposits in these market areas. We use our deposits, as well as other financing sources, to fund our loan and investment portfolios. We earn interest income on our loans and investments. In addition, we generate non-interest income from a number of sources including deposit and loan services, sales of loans and investment securities, capital markets products and bank-owned life insurance. Our principal non-interest expenses include employee compensation and benefits, occupancy and facility-related costs, technology and other administrative expenses. Our volumes, and accordingly our financial results, are affected by the economic environment, including interest rates, consumer and business confidence and spending, as well as the competitive conditions within our geographic footprint. On January 30, 2009, the Company was acquired by Banco Santander, S.A. (“Santander”). Additionally, in July 2009, Santander contributed SCUSA, a majority owned subsidiary into SHUSA. SCUSA is a specialized consumer finance company engaged in the purchase, securitization, and servicing of retail installment contracts originated by automobile dealers. SCUSA acquires retail installment contracts principally from manufacturer franchised dealers in connection with their sale of used and new automobiles and trucks primarily to nonprime customers with limited credit histories or past credit problems. SCUSA also purchases retail installment contracts from other companies.
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
SHUSA has focused on increasing profitability, specifically by expanding net interest margin, while at the same time reducing our risk profile and growing non-specialized loan balances in a systemically weak loan demand environment, while reducing and controlling our costs.
Moving forward, our priorities to transform the franchise include the following key initiatives:
•	Strengthening the core retail business by building up a multi-product and multi-segment banking proposition for retail consumer and small and medium sized business enterprises;

•	Revitalizing the corporate banking business, through an enlarged product penetration of the existing client base and through the Global Banking segment, by combining Sovereign’s local market knowledge and Santander’s product capabilities, talent and financial strength, to deliver an efficient and scalable model for corporate business. The Global Banking segment includes business with large corporate clients which have larger loan sizes than commercial clients of Sovereign prior to 2009;

•	Refocusing specialized business priorities by focusing only on selected specialized business lines that add long term value to the franchise, particularly the multi-family lending operation based in Brooklyn, NY; and

•	Integrating information technology and operations systems by building a reliable and sales-oriented technology infrastructure to drive efficiency across all areas of the bank. This allows leverage of Santander’s factories, technology expertise and cost management approach as appropriate to minimize costs while maintaining quality of service.
In order to improve our operating returns, we have continued to focus on acquiring and retaining customers by demonstrating convenience through our locations, technology and business approach while offering innovative and easy-to-use products and services. In the first quarter of 2009, Sovereign Bank formed a new management team which is comprised of several executives from Santander and certain legacy Sovereign Bank executives. The new management team completed its review of Sovereign Bank’s operating procedures and cost structure. During 2009, management implemented certain pricing and fee assessment changes to our deposit portfolio and also initiated a reduction in workforce and instituted a hiring freeze with respect to certain open positions. This resulted in a reduction in our workforce of approximately 2,700 employees in 2009. Many of the reductions came from consolidating certain back office functions or eliminating certain middle to senior management positions. As a result of these actions, severance charges of $142.3 million were recorded during the nine-month period ended September 30, 2009.

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
To improve our risk management and collection efforts, the Company has more than tripled its collection department headcount and certain additional senior management personnel have been placed at Sovereign Bank from SHUSA’s parent company. Additionally, it has now formed certain specialized teams within its commercial workout area to focus on certain loan products. Finally, the servicing and collection activities related to our indirect auto portfolio have been transferred to SCUSA.
In order to enhance the Company’s capital position, on March 25, 2009, SHUSA issued 72,000 shares of preferred stock to Santander to raise proceeds of $1.8 billion. The Series D preferred stock pays non-cumulative dividends of 10% per year. Each share of Series D preferred stock is convertible into 100 shares of the Company’s common stock. SHUSA contributed the proceeds from this issuance to Sovereign Bank in order to strengthen the Bank’s regulatory capital ratios. On July 29, 2009, the outstanding Series D preferred stock was converted into common shares of SHUSA by Santander. This action further illustrates the commitment our Parent Company has made to the Company and eliminates the cash obligation of SHUSA with respect to the 10% Series D preferred stock dividend. On March 1, 2010, SHUSA issued 3 million shares of common stock for $750 million to our Parent Company. On September 30, 2010 SHUSA contributed $1.874 billion of capital to Sovereign Bank, which included SHUSA’s consolidated interests in Capital Street Delaware LP and Capital Street S.A. Luxembourg to Sovereign Bank.
Our Tier 1 leverage ratio for SHUSA was 7.91% at September 30, 2010 compared to 7.13% at December 31, 2009. The Bank’s total risk based capital ratio at September 30, 2010 was 17.02%, compared to 12.46% at December 31, 2009 and 12.61% a year ago. Our capital levels and ratios are in excess of the levels required to be considered well-capitalized. We continue to strengthen our balance sheet and position the Company for further weakening in economic conditions by increasing the amount of loan loss reserves on our balance sheet. Reserves for credit losses as a percentage of total loans held for investment have increased to 3.81% at September 30, 2010 from 3.61% at December 31, 2009.
RECENT INDUSTRY CONSOLIDATION
We believe the acquisition by Santander has strengthened our financial position and will continue to enable us to execute our strategy of focusing on our core retail and commercial customers. The banking industry has experienced significant consolidation in recent years, which is likely to continue in future periods. Consolidation may affect the markets in which SHUSA operates as new or restructured competitors integrate acquired businesses, adopt new business practices or change product pricing as they attempt to maintain or grow market share. Recent merger activity involving national, regional and community banks and specialty finance companies in the Northeastern United States, have affected the competitive landscape in the markets we serve. Management continually monitors the environment in which it operates to assess the impact of the industry consolidation on SHUSA, as well as the practices and strategies of our competitors, including loan and deposit pricing, customer expectations and the capital markets.
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
The true impact of this legislation to SHUSA and the industry will be unknown until these are complete, although they will involve higher compliance costs and certain elements, such as the debit interchange legislation, are likely to negatively affect our revenue and earnings. These impacts are likely to include increases to the levels of deposit insurance assessments on large insured depository institutions, impacts to the nature and levels of fees charged to consumers, consolidation of regulatory agencies that would impact our primary regulator (the Office of Thrift Supervision), and increases to capital, leverage and liquidity requirements for banks and bank holding companies. Financial institutions deemed to be systemically important will be subject to additional supervision and requirements to develop resolution plans for potential economic and market events that could have a significant negative impact on their business. These changes could impact the future profitability and growth of SHUSA.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
In the fourth quarter of 2009, The Federal Reserve Board (FRB) announced regulatory changes to debit card and ATM overdraft practices that were effective July 1, 2010. These changes prohibit financial institutions from charging consumers fees for paying overdrafts on automated teller machine (ATM) and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. We believe that the combination of these changes will have an impact that could be material to our consumer banking fee revenue. The actual impact could vary due to a variety of factors, including changes in customer behavior.
CURRENT INTEREST RATE ENVIRONMENT
Net interest income represents a significant portion of the Company’s revenues. Accordingly, the interest rate environment has a substantial impact on SHUSA’s earnings. During the first nine months of 2010, our net interest margin increased to 4.60% from 3.72% in the nine months ended September 30, 2009, in a decreasing interest rate environment. Sovereign Bank has been able to reduce its reliance on high cost time deposit and promotional money market balances that were originated primarily in the fourth quarter of 2008. At the same time, a strong pricing discipline has been introduced, increasing the spreads in the loan portfolio and transferring the decrease in market rates to the yields paid to the customers for their deposits, improving the margins on our operation. Additionally, the Bank had acquired substantial amounts of liquidity in the first quarter of 2009 due to the economic uncertainty at that time. As economic conditions have improved over recent quarters, the Bank has begun to deploy this liquidity into its investment portfolio and pay down higher cost borrowings, which has improved margins. These actions have improved Sovereign Bank’s net interest margin from 2.43% in the third quarter of 2009 to 3.02% in the third quarter of 2010. Net interest margin in future periods will be impacted by several factors such as but not limited to, our ability to grow and retain low cost core deposits, the future interest rate environment, loan and investment prepayment rates, and changes in non-accrual loans. See our discussion of Asset and Liability Management practices in a later section of this MD&A, including the estimated impact of changes in interest rates on SHUSA’s net interest income.
CREDIT RISK ENVIRONMENT
The credit quality of our loan portfolio has a significant impact on our operating results. We experienced significant deterioration in certain key credit quality performance indicators through 2009. Although the credit environment is still uncertain, we have seen continued signs of improvement in our commercial portfolios and stabilization in our consumer portfolio in 2010 from what was experienced in 2009. We had net charge-offs of $311.3 million and $941.6 million during the three months and nine months ended September 30, 2010 compared to $378.8 million and $983.0 million during the corresponding periods in the prior year. Net charge-offs related to SCUSA for three-month and nine-month periods ended September 30, 2010 were $113.0 million and $315.3 million compared to $183.7 million and $522.7 million for the three-month and nine-month periods ended September 30, 2009. Our provision for credit losses was $455.6 million and $1,305.7 million during the three months and nine months ended September 30, 2010 compared to $384.0 million and $1,549.7 million during the corresponding periods in the prior year.
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
Conditions in the housing market have significantly impacted areas of our business. Certain segments of our consumer and commercial loan portfolios have exposure to the housing market. Sovereign Bank had residential real estate loans totaling $10.9 billion at September 30, 2010 of which $1.9 billion is comprised of Alt-A (also known as limited documentation) residential loans compared to $10.7 billion at December 31, 2009 (with $2.3 billion of Alt-A loans). Although losses have been increasing, actual credit losses on these Alt-A loans have been modest and totaled $13.8 million and $38.2 million during the three-month and nine-month periods ended September 30, 2010 compared to $8.3 million and $19.2 million for the corresponding periods in the prior year. Future performance of our residential loan portfolio will continue to be significantly influenced by home prices in the residential real estate market, unemployment and general economic conditions. SHUSA holds allowances of $223.6 million on its residential loan portfolio at September 30, 2010 compared to $198.2 million at December 31, 2009.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The homebuilder industry also has been impacted by a decline in new home sales and a reduction in the value of residential real estate which has decreased the profitability and liquidity of these companies. Declines in real estate prices have been the most pronounced in certain states where previous increases were the largest, such as California, Florida and Nevada. Additionally, foreclosures have increased sharply in various other areas due to increasing levels of unemployment. SHUSA provided financing to various homebuilder companies which is included in our commercial loan portfolio. The Company has been working on reducing its exposure to this loan portfolio which has resulted in it declining to $248.3 million at September 30, 2010 compared to $573.1 million a year ago. Approximately ninety-three percent of these loans at September 30, 2010 are to builders in our geographic footprint which generally have had more stable economic conditions on a relative basis compared to the national economy. We will continue to monitor the credit quality of this portfolio in future periods given the recent market conditions and determine the impact, if any, on the allowance for loan losses related to these homebuilder loans.
We have seen signs of stabilization in non-performing assets in our residential loan portfolio. Non-performing assets for this portfolio decreased for the second consecutive quarter to $618.8 million at September 30, 2010, and are comparable to December 31, 2009 levels of $617.9 million. We expect that the difficult housing environment as well as deteriorating economic conditions will continue to impact our residential portfolio.
Sovereign Bank also has $7.0 billion of home equity loans and lines of credit at September 30, 2010 compared to $7.1 billion at December 31, 2009. Net charge-offs on these loans for the nine-month period ended September 30, 2010 were $35.4 million compared to $41.9 million for the corresponding period in the prior year. These loans and lines had an average FICO at origination of 781 and an average loan to value of 58.1%. We have total allowances of $115.9 million for this loan portfolio at September 30, 2010 compared to allowances of $137.1 million at December 31, 2009.
SHUSA has $13.1 billion of auto and other consumer loans at September 30, 2010, compared to $10.8 billion at December 31, 2009, of which approximately $7.1 billion were purchased by SCUSA from third parties during the three months ended September 30, 2010. Our non-performing auto and other consumer loans increased to $547.6 million at September 30, 2010 from $535.9 million at December 31, 2009.
As previously stated, SCUSA’s target customer base is focused on individuals with past credit problems. The current FICO distribution for its $15.9 billion loan portfolio is as follows.

FICO Band	% of Portfolio
> 650	18%
650-601	29%
600-551	29%
550-501	16%
<=500	8%
Although credit loss rates on this portfolio are elevated (10.4% during 2009 and 4.3% for the nine-month period ended September 30, 2010), the pricing on the portfolios contemplates this as gross loan yields for SCUSA’s portfolio were 19.70% for the nine-month period ended September 30, 2010.
In the nine-month period ended September 30, 2010 non-performing asset loans in each of our commercial portfolios declined. Commercial real estate non-performing loans decreased to $720.0 million at September 30, 2010 from $823.8 million at December 31, 2009. Non-performing multi-family loans decreased to $228.0 million at September 30, 2010 from $382.0 million at December 31, 2009, and non-performing other commercial loans decreased to $569.8 million at September 30, 2010 from $654.3 million at December 31, 2009.
RESULTS OF OPERATIONS
General
SHUSA reported pre-tax income of $307.6 million and $652.6 million for the three months and nine months ended September 30, 2010, compared to pre-tax losses of $94.2 million and $982.4 million for the three months and nine months ended September 30, 2009. SHUSA reported net income of $220.2 million and $457.4 million for the three months and nine months ended September 30, 2010 as compared to net income of $1,210.1 million and $301.6 million for the three-month and nine-month periods ended September 30, 2009. In the third quarter of 2009, Santander contributed the operations of SCUSA into SHUSA. As a result of this contribution and SCUSA’s anticipated continued profitability, SHUSA updated its deferred tax realizability analysis by incorporating future projections of SCUSA taxable income and was able to reverse a significant portion of its deferred tax valuation allowance, which resulted in an income tax benefit of $1,284.0 million during the nine months ended September 30, 2009.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2010 AND 2009
(in thousands)

	2010			2009
		Tax			Tax
	Average	Equivalent	Yield/	Average	Equivalent	Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
EARNING ASSETS
INVESTMENTS	$15,283,324	$393,640	3.43%	$13,693,324	$312,065	3.04%
LOANS:
Commercial loans	24,430,426	904,782	4.95%	26,554,251	880,071	4.43%
Multi-Family	5,293,269	212,893	5.37%	4,538,424	191,762	5.64%
Consumer loans
Residential mortgages	10,987,407	405,960	4.93%	11,210,102	441,678	5.25%
Home equity loans and lines of credit	7,030,666	214,175	4.07%	6,848,426	226,872	4.43%

Total consumer loans secured by real estate	18,018,073	620,135	4.59%	18,058,528	668,550	4.94%

Auto loans	10,932,005	1,392,609	17.03%	10,569,786	1,331,999	16.85%
Other	258,813	13,297	6.87%	278,963	14,689	7.04%

Total consumer	29,208,891	2,026,041	9.27%	28,907,277	2,015,238	9.32%

Total loans	58,932,586	3,143,716	7.13%	59,999,952	3,087,071	6.87%
Allowance for loan losses	(1,974,585)	—	—	(1,711,745)	—	—

NET LOANS	56,958,001	3,143,716	7.37%	58,288,207	3,087,071	7.08%

TOTAL EARNING ASSETS	72,241,325	3,537,356	6.54%	71,981,531	3,399,136	6.31%
Other assets	11,203,049	—	—	10,311,950	—	—

TOTAL ASSETS	$83,444,374	$3,537,356	5.66%	$82,293,481	$3,399,136	5.52%

FUNDING LIABILITIES
Deposits and other customer related accounts:
Retail and commercial deposits	$29,951,997	$152,418	0.68%	$33,702,642	$458,819	1.82%
Wholesale deposits	1,168,981	13,861	1.59%	4,608,294	66,436	1.93%
Government deposits	2,187,846	5,257	0.32%	2,168,417	11,050	0.68%
Customer repurchase agreements	1,675,811	2,886	0.23%	1,626,023	4,386	0.36%

TOTAL DEPOSITS	34,984,635	174,422	0.67%	42,105,376	540,691	1.72%

BORROWED FUNDS:
FHLB advances	11,505,096	393,632	4.57%	11,066,732	462,407	5.58%
Fed funds and repurchase agreements	2,152,626	4,583	0.28%	1,143,256	2,665	0.31%
Other borrowings	15,389,297	475,907	4.13%	11,439,686	386,319	4.51%

TOTAL BORROWED FUNDS	29,047,019	874,122	4.02%	23,649,674	851,391	4.81%

TOTAL FUNDING LIABILITIES	64,031,654	1,048,544	2.19%	65,755,050	1,392,082	2.83%
Demand deposit accounts	7,039,474	—	—	6,649,951	—	—
Other liabilities	2,058,439	—	—	2,219,601	—	—

TOTAL LIABILITIES	73,129,567	1,048,544	1.92%	74,624,602	1,392,082	2.49%
STOCKHOLDERS’ EQUITY	10,314,807	—	—	7,668,879	—	—

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$83,444,374	1,048,544	1.68%	$82,293,481	1,392,082	2.26%

NET INTEREST INCOME		$2,488,812			$2,007,054

NET INTEREST SPREAD (1)			4.35%			3.48%

NET INTEREST MARGIN (2)			4.60%			3.72%

(1)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(2)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Net Interest Income
Net interest income for the three-month and nine-month periods ended September 30, 2010 was $878.5 million and $2,446.3 million compared to $652.9 million and $1,963.7 million for the same periods in 2009. SCUSA generated net interest income of $1,217.4 million for the nine-month period ended September 30, 2010 compared to $986.2 million for the same period in the corresponding year, due primarily to growth in average earning assets at SCUSA. Excluding SCUSA, net interest income increased to $1,229.0 million for the nine-month period ended September 30, 2010, compared to $977.6 million for the same period in the corresponding period in the prior year, due to a significant reduction in balances and rates paid for high cost time deposits. Additionally, prior to the acquisition of Sovereign Bank by Santander, the Company originated a large amount of high cost deposits to stabilize liquidity levels. The Company’s liquidity and financial position improved significantly following the acquisition, and as these high cost deposits matured in the fourth quarter of 2009 and during 2010, the runoff of these funds has lowered the Bank’s overall funding costs. Average earning retail time deposits totaled $7.4 billion at a weighed average cost of 1.38% for the nine months ended September 30, 2010 compared to $13.3 billion at a weighed average cost of 3.14% for the corresponding period in the prior year.
Interest on investment securities and interest earning deposits was $122.1 million and $360.8 million for the three-month and nine-month periods ended September 30, 2010, compared to $104.1 million and $279.2 million for the same periods in 2009. The average balance of investment securities was $15.3 billion with an average tax equivalent yield of 3.43% for the nine-month period ended September 30, 2010 compared to an average balance of $13.7 billion with an average yield of 3.04% for the same period in 2009.
Interest on loans was $1,089.7 million and $3,134.1 million for the three-month and nine-month periods ended September 30, 2010, compared to $971.8 million and $3,076.7 million for the three-month and nine-month periods in 2009. Average loan balances for the nine-month period ended September 30, 2010 declined to $58.9 billion from $60.0 billion for the same period in the corresponding year while yields increased to 7.13% for the nine-month period ended September 30, 2010 compared to 6.87% for the corresponding period in the prior year.
Interest on deposits and related customer accounts was $51.2 million and $174.4 million for the three-month and nine-month periods ended September 30, 2010, compared to $143.9 million and $540.7 million for the same periods in 2009. The average balance of deposits was $35.0 billion with an average cost of 0.67% for the nine-month period ended September 30, 2010 compared to an average balance of $42.1 billion with an average cost of 1.72% for the same period in 2009. The reduction in yields has been due to repricing efforts on promotional money market accounts during 2009 and the runoff of the previously mentioned high cost time deposits issued in the latter half of 2008. The average balance of non-interest bearing demand deposits increased to $7.0 billion for the nine-month period ended September 30, 2010 from $6.6 billion for the corresponding period in 2009.
Interest on borrowed funds was $282.1 million and $874.1 million for the three-month and nine-month periods ended September 30, 2010, compared to $279.0 million and $851.4 million for the same periods in 2009. The average balance of borrowings was $29.0 billion with an average cost of 4.02% for the nine-month period ended September 30, 2010 compared to an average balance of $23.6 billion with an average cost of 4.81% for the same period in 2009. The increase in borrowing levels is due to SCUSA asset earning growth which has been funded with increased borrowings as well as an increase in SHUSA’s borrowing levels (excluding SCUSA) of $2.2 billion which have been utilized to partially offset the runoff of the high cost time deposits mentioned above.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Provision for Credit Losses
The provision for credit losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for credit losses for the three-month and nine-month periods ended September 30, 2010 was $455.6 million and $1,305.7 million, compared to $384.0 million and $1,549.7 million for the same periods in 2009. Credit losses, while showing signs of stabilizing, remain elevated given recent economic weakness and high unemployment levels which has negatively impacted the credit quality of our loan portfolios.
Non-performing assets were $3.0 billion or 3.39% of total assets at September 30, 2010, compared to $3.2 billion or 3.92% of total assets at December 31, 2009 and $3.0 billion or 3.65% of total assets at September 30, 2009. The decreases from the December 2009 period were primarily driven by our commercial loan portfolios. Future changes to delinquency and non performing assets levels will have a significant impact on our financial results. Management regularly evaluates SHUSA’s loan portfolios, and its allowance for loan losses, and adjusts the loan loss allowance as deemed necessary.
The following table presents the activity in the allowance for credit losses for the periods indicated:

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Allowance for loan losses, beginning of period	$2,043,010	$1,873,167	$1,818,224	$1,102,753
Acquired allowance for loan losses due to SCUSA contribution from Parent	—	—	—	347,302
Allowance established in connection with reconsolidation of previously unconsolidated securitized assets	—	—	5,991	—
Charge-offs:
Commercial	164,099	142,374	515,567	294,081
Consumer secured by real estate	35,101	32,332	100,818	81,342
Consumer not secured by real estate	169,902	284,596	550,531	862,914

Total Charge-offs	369,102	459,302	1,166,916	1,238,337

Recoveries:
Commercial	14,437	2,999	41,769	8,120
Consumer secured by real estate	1,296	4,749	2,069	10,364
Consumer not secured by real estate	42,075	72,732	181,513	236,899

Total Recoveries	57,808	80,480	225,351	255,383

Charge-offs, net of recoveries	311,294	378,822	941,565	982,954
Provision for loan losses (1)	439,149	390,007	1,288,215	1,417,251

Allowance for loan losses, end of period	2,170,865	1,884,352	2,170,865	1,884,352

Reserve for unfunded lending commitments, beginning of period	260,085	203,662	259,140	65,162
Provision for unfunded lending commitments (1)	16,490	(6,002)	17,435	132,498
Reserve for unfunded lending commitments, end of period	276,575	197,660	276,575	197,660

Total allowance for credit losses, end of period	$2,447,440	$2,082,012	$2,447,440	$2,082,012

(1)	The provision for credit losses on the consolidated statement of operations as the sum of the total provision for loan losses and provision for unfunded lending commitments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Non-Interest Income
Total non-interest income was $327.4 million and $784.1 million for the three-month and nine-month periods ended September 30, 2010, compared to $97.0 million and $275.8 million for the same periods in 2009. The nine-month period ended September 30, 2010 includes $14.0 million of gains on the sale of Visa ownership interests, $190.3 million of gains on the sale of investment securities, $1.0 million loss from changes in residential and multi-family MSR impairment reserves and $3.9 million of other-than-temporary impairment charges. The nine-month period ended September 30, 2009 includes an other-than-temporary impairment charge of $36.9 million on FNMA and FHLMC preferred stock, a $97.3 million other-than-temporary impairment charge on our non-agency mortgage backed securities and an increase to recourse reserves on multi-family loans sales of $140.0 million.
Consumer banking fees were $127.6 million and $360.4 million for the three-month and nine-month periods ended September 30, 2010, compared to $99.1 million and $269.9 million for the same periods in 2009, representing increases of 28.8% and 33.5%, respectively. The increase for the nine-month period ended September 30, 2010 is due to growth in consumer loan fees which increased $97.5 million during the twelve-month period ended September 30, 2010 due to growth in the SCUSA loan portfolio. Consumer banking fees for the three-month and nine-month period ended September 30, 2010 also reflect the impact of 1-1/2 months of reduced overdraft fee revenues due to regulatory changes that took effect on August 15, 2010.
Commercial banking fees were $47.8 million and $139.7 million for the three-month and nine-month periods ended September 30, 2010, compared to $46.3 million and $140.3 million for the same periods in 2009, representing an increase of 3.2% and a decrease of 0.4%, respectively. The Company has been able to maintain its commercial fee levels in spite of declining commercial loan balances due to pricing changes on its commercial deposit and loan portfolios.
Net mortgage banking income was composed of the following components:

	Three months ended		Nine months ended
	September 30,		September 30,
	2010	2009	2010	2009
Sales of mortgage loans and related securities	$13,187	$24,800	$26,945	$63,517
Net (losses)/gains on hedging activities	8,433	(15,965)	10,243	(1,390)
Mortgage servicing fees	13,704	13,779	40,900	39,663
Amortization of mortgage servicing rights	(13,957)	(15,050)	(42,560)	(50,583)
Residential mortgage servicing rights (impairments)/recoveries	(11,333)	7,939	(473)	8,866
Sales and changes to recourse reserves of multi-family loans	(5,855)	(67,309)	(6,871)	(135,393)
Impairments to multi-family mortgage servicing rights	(1,577)	(679)	(500)	(2,933)

Total mortgage banking income/(income)	$2,602	$(52,485)	$27,684	$(78,253)

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
Mortgage banking losses for the three months and nine months ended September 30, 2009 included charges of $70.0 million and $140.0 million to increase our recourse reserves associated with sales of multi-family loans to Fannie Mae.
Sales of mortgage loans have declined for the three-month and nine-month periods ended September 30, 2010 compared to 2009 as the Company has decided to keep more loan production on its balance sheet in 2010 and the end of 2009. For the three-month and nine-month periods ended September 30, 2010, SHUSA sold $469.9 million and $952.7 million of loans at a gain of $13.2 million and $26.9 million compared to $1.8 billion and $5.1 billion of loans at a gain of $24.8 million and $63.5 million in the corresponding periods in the prior year.
Across the industry, the foreclosure process for residential mortgages has recently come under governmental and media scrutiny over concerns about potential irregularities in the processing of foreclosures. As a precaution, the Company suspended all foreclosure activity on October 7, 2010 in order to conduct an evaluation to ensure that its processes are in compliance with all applicable laws. The Company currently does not expect the ultimate outcome of this evaluation to have a material impact on its financial position or results of operations. Depending on the results of this evaluation, or if any industry-wide adverse regulatory or judicial actions are taken in respect of foreclosures, the Company’s ability to continue to carry out its current foreclosure processes, and its financial results of operations and financial condition, could be adversely affected.
The average number of mortgage and home equity foreclosures initiated monthly for loans serviced by Sovereign Bank and third parties in 2010 is slightly less than 300, of approximately 300,000 total mortgage and home equity loans serviced by Sovereign Bank and third parties as of September 30, 2010.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
At September 30, 2010 and December 31, 2009, SHUSA serviced residential real estate loans for the benefit of others totaling $14.8 billion for both periods. The fair value of the servicing portfolio at September 30, 2010 and December 31, 2009 was $119.3 million and $127.9 million, respectively. For the three months and nine months ended September 30, 2010, SHUSA recorded impairments of $11.3 million and $0.5 million on our mortgage servicing rights resulting from slower than expected prepayments on our residential mortgage portfolio. The most important assumptions in the valuation of mortgage servicing rights are anticipated loan prepayment rates (CPR) and the positive spread received for holding escrow related balances. Increases in prepayment speeds (which are generally driven by lower long term interest rates) result in lower valuations of mortgage servicing rights, while lower prepayment speeds result in higher valuations. The escrow related credit spread is the estimated reinvestment yield earned on the serviced loan escrow deposits. Increases in escrow related credit spreads result in higher valuations of mortgage servicing rights while lower spreads result in lower valuations. For each of these items, SHUSA must make market assumptions based on future expectations. All of the assumptions are based on standards that we believe would be utilized by market participants in valuing mortgage servicing rights and are consistently derived and/or benchmarked against independent public sources. Additionally, an independent appraisal of the fair value of our mortgage servicing rights is obtained annually and is used by management to evaluate the reasonableness of our discounted cash flow model. Future changes to prepayment speeds may cause significant future charges or recoveries of previous impairments in future periods.
Listed below are the most significant assumptions that were utilized by SHUSA in its evaluation of mortgage servicing rights for the periods presented.

	September 30, 2010	June 30, 2010	December 31, 2009	September 30, 2009
CPR	24.82%	22.88%	24.44%	21.99%
Escrow credit spread	2.59%	2.88%	3.17%	3.41%
SHUSA will periodically sell qualifying mortgage loans to FHLMC, Government National Mortgage Association (“GNMA”) and FNMA in return for mortgage-backed securities issued by those agencies. The Company reclassifies the net book balance of the loans sold to such agencies from loans to investment securities available for sale. For those loans sold to the agencies in which SHUSA retains servicing rights, the Company allocates the net book balance transferred between servicing rights and investment securities based on their relative fair values.
SHUSA previously sold multi-family loans in the secondary market to Fannie Mae while retaining servicing. Under the terms of the sales program with Fannie Mae, we retain a portion of the credit risk associated with such loans. As a result of this agreement with Fannie Mae, SHUSA retains a 100% first loss position on each multi-family loan sold to Fannie Mae under such program until the earlier to occur of (i) the aggregate losses on the multi-family loans sold to Fannie Mae reaching the maximum loss exposure for the portfolio as a whole ($226.5 million as of September 30, 2010) or (ii) until all of the loans sold to Fannie Mae under this program are fully paid off. The maximum loss exposure is available to satisfy any losses on loans sold in the program subject to the foregoing limitations. In September 2009, the Bank elected to stop selling multi-family loans to Fannie Mae and since that time has retained all production for the loan portfolio.
The Company has established a liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae. This liability represents the amount that the Company estimates that it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon an industry-based default curve with a range of estimated losses. At September 30, 2010 and December 31, 2009, SHUSA had a $172.7 million and $184.2 million liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae under this sales program.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
At September 30, 2010 and December 31, 2009, SHUSA serviced $11.6 billion and $12.3 billion, respectively, of loans for Fannie Mae sold to it pursuant to this program with a maximum potential loss exposure of $226.5 million and $245.7 million, respectively. As a result of this retained servicing on multi-family loans sold to Fannie Mae, the Company had loan servicing assets of $1.8 million and $9.3 million at September 30, 2010 and December 31, 2009, respectively. During the nine-month period ended September 30, 2010 and the corresponding period in the prior year, SHUSA recorded servicing asset amortization of $7.1 million and $6.7 million, respectively. Additionally, during the first nine months of 2010, SHUSA recorded a net servicing right asset impairment of $0.5 million.
Capital markets revenues were $3.3 million and $11.5 million for the three-month and nine-month periods ended September 30, 2010, compared to losses of $4.3 million and $2.9 million for the same periods in 2009. The nine-month period ended September 30, 2009 includes a charge of $16.3 million to increase reserves for uncollectible swap receivables from customers due to deterioration in the credit worthiness of these companies.
Bank owned life insurance (BOLI) income represents the increase in the cash surrender value of life insurance policies for certain employees where the Bank is the beneficiary of the policies, as well as the receipt of insurance proceeds. The decrease in BOLI income to $40.7 million for the nine-month period ended September 30, 2010, compared to $45.6 million for the comparable period in the prior year is primarily due to decreased death benefits as well as lower returns on certain polices.
Net gains on investment securities and sale of VISA shares were $131.1 million and $200.3 million for the three-month and nine-month periods ended September 30, 2010, compared to net losses of $10.0 million and $111.2 million for the same periods in 2009. The three and nine-month periods ended September 30, 2010 included other-than-temporary impairment charges of $0.8 million and $3.9 million on certain non-agency mortgage backed securities. The three-month and nine-month periods ended September 30, 2009 results included other than temporary impairment charges of $30.6 million and $134.2 million, respectively, on non-agency mortgage backed securities and FNMA/FHLMC preferred stock. The nine-month period ended September 30, 2009 also includes a gain of $20.3 million on the sale of our entire FNMA/FHLMC preferred stock portfolio. See Note 2 for further discussion.
General and Administrative Expenses
General and administrative expenses for the three-month and nine-month periods ended September 30, 2010 were $398.1 million and $1,129.5 million, compared to $369.8 million and $1,145.0 million for the same periods in 2009. This reduction has been primarily due to cost management efforts implemented in 2009. Sovereign Bank reduced its employee base 24% from December 2008 to December 2009 as the Company exited certain business lines, combined certain back office functions, transferred certain servicing operations to subsidiaries of Santander and reduced certain discretionary expenses during this period.
Other Expenses
Other expenses consist primarily of amortization of intangibles, deposit insurance expense, merger related and integration charges, equity method investment expense and other restructuring and proxy and related professional fees. Other expenses were $44.6 million and $142.7 million for the three-month and nine-month periods ended September 30, 2010, compared to $90.3 million and $527.2 million for the same periods in 2009.
SHUSA recorded charges of $46.2 million and $281.3 million for the three-month and nine-month periods ended September 30, 2009 associated with transaction related and integration charges and other restructuring costs. The majority of these costs in the nine-month period ended September 30, 2009 related to change in control payments to certain executives and severance charges of $142.3 million as well as restricted stock acceleration charges of $45.0 million. SHUSA also incurred fees of approximately $26.4 million to third parties to successfully close the transaction.
Additionally, during the first quarter of 2009, SHUSA redeemed $1.4 billion of high cost FHLB advances incurring a debt extinguishment charge of $68.7 million. This decision was made to reduce interest expense in future periods since the advances were at above market interest rates due to the current low rate environment.
SHUSA recorded charges of $35.3 million for the nine-month period ended September 30, 2009 associated with the FDIC one time special assessment. This fee was charged by the FDIC to help replenish their deposit insurance reserve fund.
SHUSA recorded intangible amortization expense of $48.7 million for the nine-month period ended September 30, 2010, compared to $58.0 million for the corresponding period in the prior year. The decrease in the current year period is due primarily to decreased core deposit intangible amortization expense on previous acquisitions.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Income Tax Provision/(Benefit)
An income tax provision of $87.4 million and $195.2 million was recorded for the three-month and nine-month periods ended September 30, 2010, compared to income tax benefits of $1,304.3 million and $1,284.0 million for the same periods in 2009 resulting in an effective tax rate of 29.9% in the nine-months ended September 30, 2010. As discussed above, the Company recorded an income tax benefit from the reduction of the deferred tax valuation allowance by $1.3 billion for the three and nine month periods ended September 30, 2009.
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
The Company has six reportable segments. The Company’s segments are focused principally around the customers SHUSA serves.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Retail Banking Division is primarily comprised of our branch locations and our residential mortgage business. Our branches offer a wide range of products and services to customers and each attracts deposits by offering a variety of deposit instruments including demand and NOW accounts, money market and savings accounts, certificates of deposits and retirement savings plans. Our branches also offer certain consumer loans such as home equity loans and other consumer loan products. It also provides business banking loans and small business loans to individuals. Finally our residential mortgage business reports into our head of Retail Banking. The Retail Banking segment net interest income decreased $4.2 million and increased $76.8 million to $159.5 million and $523.8 million for the three-month and nine-month periods ended September 30, 2010 compared to the corresponding period in the preceding year. The increase in net interest income was due to margin expansion on a matched funded basis due to the runoff of the previously mentioned high cost deposits. The average balance of loans was $21.5 billion for the nine months ended September 30, 2010 compared to an average balance of $22.2 billion for the corresponding period in the preceding year and the net spread on the loan portfolio for the nine month period ended September 30, 2010 was 1.83% compared to 1.69% for the corresponding period in the prior year. The average balance of deposits was $34.8 billion for the nine months ended September 30, 2010, compared to $38.8 billion for the same period a year ago. The net spreads on our retail deposit portfolio were 0.88% for the nine-month period ended September 30, 2010 compared to 0.61% for the corresponding period in the prior year. The provision for credit losses increased $12.4 million and $78.3 million for the three months and nine months ended September 30, 2010 and is driven by increased allowance allocations for the division’s loan portfolio. Provision levels have been at elevated levels since the third quarter of 2008 due to increasing high levels of unemployment. General and administrative expenses totaled $233.8 million and $687.3 million for the three months and nine months ended September 30, 2010, compared to $239.1 million and $754.6 million for the three months and nine months ended September 30, 2009. The decrease in general and administrative expenses is due to tighter cost controls and a lower headcount within our retail banking division.
The Specialized Business segment is primarily comprised of leases to commercial customers, our New York multi-family and national commercial real estate lending group, our automobile dealer floor plan lending group and our indirect automobile lending group. The Specialized Business segment net interest income decreased $8.4 million and $42.7 million to $66.4 million and $198.8 million for the three-month and nine-month periods ended September 30, 2010 compared to the corresponding period in the preceding year. The net spread on a match funded basis for this segment was 1.79% for the first nine months of 2010 compared to 1.83% for the same period in the prior year. The average balance of loans for the nine-month period ended September 30, 2010 was $14.6 billion compared with $17.5 billion for the corresponding period in the prior year. Fees and other income were $7.3 million and $26.4 million for the three-month and nine-month periods ended September 30, 2010 compared to $(58.0) million and $(101.5) million for the corresponding periods in the prior year. The prior year results included charges of $140.0 million to increase our recourse reserves associated with the sales of multi-family loans to Fannie Mae. The provision for credit losses decreased $60.6 million and $129.1 million to $60.0 million and $271.6 million for the three months and nine months ended September 30, 2010 due to a lower level of specific reserves. General and administrative expenses totaled $25.1 million and $73.3 million for the three months and nine months ended September 30, 2010, compared to $27.6 million and $83.0 million for the three months and nine months ended September 30, 2009. The reason for the decline is due to lower headcount levels due to staff reductions.
The Corporate segment (formerly referred to as Middle Market) provides the majority of SHUSA’s commercial lending platforms such as commercial real estate loans and commercial industrial loans and also contains the Company’s related commercial deposits. The Corporate segment net interest income increased $4.0 million and $21.4 million to $85.0 million and $257.2 million for the three-month and nine-month periods ended September 30, 2010 compared to the corresponding period in the preceding year. The net spread on a match funded basis for this segment was 1.98% for the first nine months of 2010 compared to 1.74% for the same period in the prior year. The average balance of loans for the nine months ended September 30, 2010 was $11.9 billion compared with $13.4 billion for the corresponding period in the prior year. The provision for credit losses decreased $14.9 million and $129.0 million to $18.1 million and $86.4 million for the three months and nine months ended September 30, 2010 due to a decrease in specific reserve allocations on certain segments within our commercial loan portfolio. The 2009 provision results included an increase in specific reserve levels due to conforming to our Parent’s reserve allocation methodology. General and administrative expenses (including allocated corporate and direct support costs) were $31.9 million and $96.1 million for the three months and nine months ended September 30, 2010 compared with $32.9 million and $103.8 million for the corresponding periods in the prior year. The reason for the decline is due to tighter expense management controls and lower headcount levels due to staff reductions.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Global Banking segment (included in the Other segment prior to the third quarter of 2010) includes business with large corporate clients which have larger loan sizes than commercial clients of Sovereign prior to 2009. The Global Banking segment net interest income increased $6.7 million and $12.4 million to $8.5 million and $16.2 million for the three-month and nine-month periods ended September 30, 2010 compared to the corresponding period in the preceding year. The net spread on a match funded basis for this segment was 1.86% for the first nine months of 2010 compared to 1.61% for the same period in the prior year. The average balance of loans for the nine months ended September 30, 2010 was $863.3 million compared with $298.7 million for the corresponding period in the prior year. General and administrative expenses (including allocated corporate and direct support costs) were $1.7 million and $5.1 million for the three months and nine months ended September 30, 2010 compared with $1.8 million and $4.7 million for the corresponding periods in the prior year.
SCUSA is a specialized consumer finance company engaged in the purchase, securitization and servicing of retail installment contracts originated by automobile dealers. The SCUSA segment net interest income increased $146.7 million and $231.2 million to $456.8 million and $1,217.4 million for the three-month and nine-month period ended September 30 2010, compared to the corresponding period in the preceding year. The average balance of loans for the nine months ended September 30, 2010 was $9.7 billion compared with $6.5 billion for the corresponding period in the prior year and the yield on the loan portfolio for the nine month period ended September 30, 2010 was 19.70% compared to 23.55% for the corresponding period in the prior year. Average borrowings for the nine-month period ended September 30, 2010 were $9.2 billion with an average cost of 3.23%, compared to $5.9 billion with an average cost of 3.60% in the preceding year. The provision for credit losses was $284.1 million and $731.3 million for the three months and nine months ended September 30, 2010 compared to $172.7 million and $596.4 million for the three month and nine month periods ended September 30, 2009. General and administrative expenses totaled $100.1 million and $254.8 million for the three months and nine months ended September 30, 2010, compared to $66.0 million and $172.5 million for the three months and nine months ended September 30, 2009. SCUSA continues to remain profitable due to aggressive pricing on its loan portfolio, favorable financing costs and adequate sources of liquidity which in a large part is attributable to its relationship with Santander. Additionally, SCUSA’s successful servicing and collection practices have enabled them to maximize cash collections on their portfolio. Future profitability levels will depend on controlling credit losses and continuing to be able to effectively price its portfolio. SCUSA’s business has also been favorably impacted by the fact that certain competitors have exited the subprime auto market.
In the three-month period ended September 2010, SCUSA purchased loan portfolios from third parties of approximately $7.1 billion in non-prime auto loans ($3.9 billion of which were previously serviced for others) and agreed to service an additional $7.7 billion of auto loans. SCUSA paid $5.7 billion in cash and assumed $1.1 billion in net liabilities in connection with these transactions and also hired over 1,400 employees. The transactions create additional scalability for SCUSA in servicing and collections.
The Other segment includes earnings from the investment portfolio (excluding any investments purchased by SCUSA), interest expense on the Company’s borrowings and other debt obligations (excluding any borrowings held by SCUSA), amortization of Sovereign Bank intangible assets and certain unallocated corporate income and expenses. The net income before income taxes for Other increased $234.2 million and $1,003.2 million to $187.6 million and $380.9 million for the three months and nine months ended September 30, 2010 compared to the corresponding periods in the preceding year. Results for the nine months ended September 30, 2009 included charges of $36.9 million and $97.3 million related to the other-than-temporary impairment charge on FNMA and FHLMC preferred stock and the non-agency mortgage backed securities portfolio, respectively. Results for the three months and nine months ended September 30, 2009 included charges of $46.2 million and $281.3 million related to transaction related and integration charges and other restructuring costs, respectively. Net interest income increased $80.7 million and $183.6 million to $102.2 million and $233.0 million for the three months and nine months ended September 30, 2010 compared to the corresponding periods in the preceding year due primarily to borrowing yields decreasing 83 basis points for the nine-month period ended September 30, 2010. Average borrowings for the nine-month period ended September 30, 2010 and 2009 were $19.9 billion and $17.8 billion, respectively, with an average cost of 4.38% and 5.21%. Average investments for the nine-month period ended September 30, 2010 and 2009 were $14.8 billion and $13.6 billion, respectively, at an average yield of 3.42% and 3.02%.

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
FINANCIAL CONDITION
Loan Portfolio
At September 30, 2010, commercial loans totaled $27.7 billion representing 42.9% of SHUSA’s loan portfolio, compared to $24.5 billion, or 42.5% of the loan portfolio, at December 31, 2009 and $25.5 billion, or 44.4% of the loan portfolio, at September 30, 2009. At September 30, 2010 and December 31, 2009, only 9% and 6%, respectively, of our total commercial portfolio was unsecured. The ability for SHUSA to originate commercial loans to credit worthy customers in recent quarters has been limited due to challenging economic conditions which has resulted in reduced loan demand as corporate borrowers are being more cautious about increasing their Company’s debt obligations.
At September 30, 2010, multi-family loans totaled $5.8 billion representing 9.0% of SHUSA’s loan portfolio, compared to $4.6 billion, or 8.0% of the loan portfolio, at December 31, 2009 and $4.5 billion or 7.8% of the loan portfolio at September 30, 2009. The increase in multi-family loans since December 31, 2009 is due to the Company’s decision not to sell any multi-family loan production during 2010 in order to increase the percentage of our assets in this lower risk asset class.
The consumer loan portfolio secured by real estate (consisting of home equity loans and lines of credit of $7.0 billion and residential loans of $11.0 billion) totaled $18.0 billion at September 30, 2010, representing 27.8% of SHUSA’s loan portfolio, compared to $17.8 billion, or 30.9%, of the loan portfolio at December 31, 2009 and $17.5 billion or 30.4% of the loan portfolio at September 30, 2009. SHUSA entered into a credit default swap in 2006 on a portion of its residential real estate loan portfolio through a synthetic securitization structure. SHUSA has realized $2.0 billion of losses on the loans in the structure from its inception to September 30, 2010. Under the terms of the credit default swap, SHUSA will be reimbursed for the next $49.1 million of losses. Future losses above $49.1 million are borne by SHUSA. This credit default swap term is equal to the term of the loan portfolio.
The consumer loan portfolio not secured by real estate (consisting of automobile loans of $12.9 billion and other consumer loans of $254.6 million) totaled $13.1 billion at September 30, 2010, representing 20.3% of SHUSA’s loan portfolio, compared to $10.8 billion, or 18.7%, of the loan portfolio at December 31, 2009 and $10.0 billion or 17.4% of the loan portfolio at September 30, 2009. Auto loans as a percentage of our total loan portfolio have decreased due to Sovereign Bank’s decision to discontinue the origination of indirect auto loans in 2008. Sovereign Bank auto loans have declined to $2.2 billion at September 30, 2010 compared to $3.4 billion at December 31, 2009 and $3.9 billion at September 30, 2009.
Non-Performing Assets
At September 30, 2010, SHUSA’s non-performing assets decreased by $211.5 million to $3.0 billion compared to $3.2 billion at December 31, 2009. Non-performing assets as a percentage of total loans, real estate owned and repossessed assets decreased to 4.68% at September 30, 2010 from 5.62% at December 31, 2009.

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
SHUSA reserve levels due to nonperforming asset levels and our allowance for credit losses as a percentage of total loans has increased to 3.79% at September 30, 2010 compared to 3.60% at December 31, 2009 and 3.62% at September 30, 2009. Although non-performing assets remain at elevated levels, we have seen improvements from December 31, 2009 levels in the nine-month period ended September 30, 2010. Excluding loans that are classified as non-accrual, our loans past due have declined from $1.0 billion at year end to $819.9 million at September 30, 2010.
The following table presents the composition of non-performing assets at the dates indicated:

	September 30,	December 31,
	2010	2009
Non-accrual loans:
Consumer:
Residential mortgages	$618,783	$617,918
Home equity loans and lines of credit	122,152	117,390
Auto loans and other consumer loans	547,604	535,902

Total consumer loans	1,288,539	1,271,210
Commercial	569,808	654,322
Commercial real estate	719,982	823,766
Multi-family	227,965	381,999

Total commercial loans	1,517,755	1,860,087

Total non-performing loans	2,806,294	3,131,297

Other real estate owned	155,388	73,734
Other repossessed assets	76,212	44,346

Total other real estate owned and other repossessed assets	231,600	118,080

Total non-performing assets	$3,037,894	$3,249,377

Past due 90 days or more as to interest or principal and accruing interest	$22,748	$27,321
Annualized net loan charge-offs to average loans	2.13%	2.40%
Non-performing assets as a percentage of total assets	3.39%	3.92%
Non-performing loans as a percentage of total loans	4.34%	5.43%
Non-performing assets as a percentage of total loans, real estate owned and repossessed assets	4.68%	5.62%
Allowance for credit losses as a percentage of total non-performing assets (1)	80.6%	63.9%
Allowance for credit losses as a percentage of total non-performing loans (1)	87.2%	66.3%

(1)	Allowance for credit losses is comprised of the allowance for loan losses and the reserve for unfunded commitments, which is included in other liabilities.
Loans ninety (90) days or more past due and still accruing interest decreased by $4.6 million from December 31, 2009 to September 30, 2010. Potential problem loans (commercial loans delinquent more than 30 days but less than 90 days, although not currently classified as non-performing loans) amounted to approximately $272.3 million and $364.5 million at September 30, 2010 and December 31, 2009, respectively.
In response to higher levels of other real estate owned, SHUSA has updated and enhanced existing policies and governance, and streamlined and enhanced procedures to manage reporting and sales.

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
The following table summarizes TDRs at the dates indicated (in thousands):

	September 30,	December 31,
	2010	2009
Accruing:
Commercial	$29,649	$—
Residential	133,451	23,125
Consumer	16,860	4,181

Subtotal accruing	$179,960	$27,306

Non-accruing:
Commercial	$53,553	$24,708
Residential	115,583	31,498
Consumer	19,719	13,323

Subtotal non-accruing	$188,855	$69,529

Total	$368,815	$96,835

Allowance for Credit Losses
The following table presents the allocation of the allowance for loan losses and the percentage of each loan type to total loans at the dates indicated:

	September 30, 2010		December 31, 2009
		% of		% of
		Loans to		Loans to
		Total		Total
	Amount	Loans	Amount	Loans
Allocated allowance:
Commercial loans	$1,103,249	52%	$958,856	50%
Consumer loans secured by real estate	339,504	28	335,228	31
Consumer loans not secured by real estate	691,093	20	519,637	19
Unallocated allowance	37,019	n/a	4,503	n/a

Total allowance for loan losses	$2,170,865	100%	$1,818,224	100%
Reserve for unfunded lending commitments	276,575		259,140

Total allowance for credit losses	$2,447,440		$2,077,364

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
As of September 30, 2010, approximately 22% and 18% of our residential mortgage loan portfolio and home equity loan portfolio had loan-to-value ratios above 100% compared with approximately 19% and 14% at December 31, 2009. No loans were originated with LTVs in excess of 100%.

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
As mentioned previously, SHUSA, through its SCUSA subsidiary, acquires loans at a substantial discount from certain companies. Part of this discount is attributable in part to future expected credit losses. Upon acquisition of a portfolio of loans, SCUSA will project future credit losses on the pool and will not amortize this discount to interest income in accordance with Accounting Standard Codification 310-30. The amount of nonaccretable loan discount at September 30, 2010 totaled $873.1 million compared to $225.9 million at December 31, 2009. The reason for the increase is due to three large portfolio acquisitions during 2010.
Commercial Portfolio. The portion of the allowance for loan losses related to the commercial portfolio has remained relatively consistent, increasing from $958.9 million at December 31, 2009 (3.29% of commercial loans) to $1.1 billion at September 30, 2010 (3.29% of commercial loans).

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Consumer Secured by Real Estate Portfolio. The allowance for the consumer loans secured by real estate portfolio was $339.5 million at September 30, 2010 and $335.2 million at December 31, 2009. Non-performing assets and past due loans for our residential portfolios, particularly in our $1.9 billion Alt-A portfolio, continue to increase. Additionally, our in market home equity portfolio losses have been steadily increasing. However, early stage delinquency levels have improved in these portfolios. We expect that the difficult housing environment as well as general economic conditions will continue to impact our residential and home equity portfolios which may result in higher loss levels.
Consumer Not Secured by Real Estate Portfolio. The allowance for the consumer not secured by real estate portfolio increased from $519.6 million at December 31, 2009 to $691.1 million at September 30, 2010 primarily due to increased reserve allocations at our SCUSA subsidiary. The allowance as a percentage of consumer loans not secured by real estate was 5.26% at September 30, 2010 and 4.83% at December 31, 2009.
Unallocated Allowance. The unallocated allowance for loan losses was $37.0 million at September 30, 2010 and $4.5 million at December 31, 2009. Management continuously evaluates its allowance methodology; however the unallocated allowance is subject to changes each reporting period due to certain inherent but undetected losses; which are probable of being realized within the loan portfolio.
Reserve for unfunded lending commitments. The reserve for unfunded lending commitments has increased from $259.1 million at December 31, 2009 to $276.6 million at September 30, 2010.
Investment Securities
Investment securities consist primarily of mortgage-backed securities, tax-free municipal securities, U.S. Treasury and government agency securities, corporate debt securities, asset backed securities and stock in the Federal Home Loan Bank of Pittsburgh (“FHLB”). Mortgage-backed securities consist of pass-throughs and collateralized mortgage obligations issued by federal agencies or private label issuers. SHUSA’s mortgage-backed securities are generally either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by Standard and Poor’s and Moody’s at the date of issuance. The Company purchases classes which are senior positions backed by subordinate classes. The subordinate classes absorb the losses and must be completely eliminated before any losses flow through the senior positions. The average life of the available-for-sale investment portfolio at September 30, 2010 was 4.29 years compared to 3.86 years at December 31, 2009.
Total investment securities available-for-sale were $11.8 billion at September 30, 2010 and $13.6 billion at December 31, 2009. For additional information with respect to SHUSA’s investment securities, see Note 2 in the Notes to Consolidated Financial Statements.
SHUSA recorded an other-than-temporary-impairment charge of $36.9 million on FNMA and FHLMC preferred stock and a $97.3 million charge on certain non-agency mortgage backed securities in the nine months ended September 30, 2009.
Other investments, which consists of FHLB stock and repurchase agreements, remained constant at $0.7 billion at September 30, 2010 and December 31, 2009.
Goodwill and Other Intangible Assets
Goodwill was $4.1 billion at September 30, 2010 and December 31, 2009. Other intangibles decreased by $42.0 million at September 30, 2010 compared to December 31, 2009 due to year-to-date amortization expense of $48.7 million, partially offset by the addition of intangible assets of $6.0 million related to SCUSA.
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

	Calendar		Remaining
	Year	Recorded	Amount
Year	Amount	To Date	To Record
2010	$64,174	$48,729	$15,445
2011	50,973	—	50,973
2012	38,101	—	38,101
2013	26,293	—	26,293
2014	17,350	—	17,350
Deposits and Other Customer Accounts
SHUSA attracts deposits within its primary market area with an offering of deposit instruments including demand accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Total deposits and other customer accounts at September 30, 2010 were $41.3 billion compared to $44.4 billion at December 31, 2009.
Borrowings and Other Debt Obligations
SHUSA utilizes borrowings and other debt obligations as a source of funds for its asset growth and its asset/liability management. Collateralized advances are available from the FHLB provided certain standards related to creditworthiness have been met. Funding is also available from the Federal Reserve discount window through the pledging of certain assets. SHUSA also utilizes reverse repurchase agreements, which are short-term obligations collateralized by securities fully guaranteed as to principal and interest by the U.S. Government or an agency thereof, and federal funds lines with other financial institutions. The Company, through its SCUSA subsidiary, has warehouse lines of credit agreements with Santander, our Parent, as well as other financial institutions. SCUSA also securitizes some of its retail automotive installment contracts which are structured as secured financings. These transactions are paid using the cash flows from the underlying retail automotive installment contracts which serve as collateral. During 2010, SHUSA has initiated a holding company level commercial paper issuance program, which is backed by committed lines from Santander, to take advantage of attractive yields given the market appetite for top tier issuers of money market solutions. As of September 30, 2010 there was $0.9 billion of outstanding commercial paper with an effective rate of 0.97%. Total borrowings at September 30, 2010 and December 31, 2009 were $35.3 billion and $27.2 billion, respectively. The reason for this increase is due to loan growth at SCUSA (via a portfolio acquisition) which was funded with borrowings. See Note 5 for further discussion and details on our borrowings and other debt obligations.
Off Balance Sheet Arrangements
Securitization transactions contribute to SHUSA’s overall funding and regulatory capital management. These transactions involve periodic transfers of loans or other financial assets to special purpose entities (“SPE’s”). The vast majority of SHUSA’s SPE’s are consolidated on the Company’s balance sheet at September 30, 2010. The balance of loans in unconsolidated SPE’s totaled $66.3 million at September 30, 2010.
SHUSA enters into partnerships, which are variable interest entities, with real estate developers for the construction and development of low-income housing. The partnerships are structured with the real estate developer as the general partner and SHUSA as the limited partner. SHUSA is not the primary beneficiary of these variable interest entities. The Company’s risk of loss is limited to its investment in the partnerships, which totaled $125.6 million at September 30, 2010 and any future cash obligations that SHUSA has committed to the partnerships. Future cash obligations related to these partnerships totaled $1.0 million at September 30, 2010. SHUSA investments in these partnerships are accounted for under the equity method.

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
The FDICIA established five capital tiers: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution’s capital tier depends upon its capital levels in relation to various relevant capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized or adequately-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities. At September 30, 2010 and December 31, 2009, Sovereign Bank had met all quantitative thresholds necessary to be classified as well-capitalized under regulatory guidelines.
Federal banking laws, regulations and policies also limit Sovereign Bank’s ability to pay dividends and make other distributions to SHUSA. Sovereign Bank is required to give prior notice to the OTS before paying any dividend. In addition, Sovereign Bank must obtain prior OTS approval to declare a dividend or make any other capital distribution if, after such dividend or distribution, Sovereign Bank’s total distributions to SHUSA within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years, or if Sovereign Bank is not adequately capitalized at the time. In addition, OTS prior approval would be required if Sovereign Bank’s examination or CRA ratings fall below certain levels or Sovereign Bank is notified by the OTS that it is a problem association or an association in troubled condition. The following schedule summarizes the actual capital balances of Sovereign Bank at September 30, 2010 and December 31, 2009:

	TIER 1	TIER 1	TOTAL
	LEVERAGE	RISK-BASED	RISK-BASED
	CAPITAL	CAPITAL	CAPITAL
REGULATORY CAPITAL	RATIO	RATIO	RATIO
Sovereign Bank at September 30, 2010:
Regulatory capital	$7,690,311	$7,634,248	$9,250,119
Minimum capital requirement (1)	2,718,625	2,174,476	4,348,953

Excess	$4,971,686	$5,459,772	$4,901,166

Sovereign Bank capital ratio	11.31%	14.04%	17.02%

Sovereign Bank at December 31, 2009:
Regulatory capital	$5,292,202	$5,252,657	$7,239,965
Minimum capital requirement (1)	2,779,235	2,323,303	4,646,605

Excess	$2,512,967	$2,929,354	$2,593,360

Sovereign Bank capital ratio	7.62%	9.04%	12.46%

(1)	Minimum capital requirement as defined by OTS Regulations.
Listed below are Tier 1 leverage ratios for SHUSA.

TIER 1
LEVERAGE
CAPITAL
REGULATORY CAPITAL	RATIO
Capital ratio at September 30, 2010 (1)	7.91%
Capital ratio at December 31, 2009 (1)	7.13%

(1)	OTS capital regulations do not apply to savings and loan holding companies. These ratios are computed as if those regulations did apply to Santander Holdings USA, Inc.
SHUSA’s Tier 1 leverage ratio was positively impacted by the issuance of $750 million of common stock to Santander.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Liquidity and Capital Resources
Liquidity represents the ability of SHUSA to obtain cost effective funding to meet the needs of customers, as well as SHUSA’s financial obligations. Factors that impact the liquidity position of SHUSA include loan origination volumes, loan prepayment rates, maturity structure of existing loans, core deposit growth levels, certificate of deposit maturity structure and retention, SHUSA’s credit ratings, investment portfolio cash flows, maturity structure of wholesale funding, etc. These risks are monitored and centrally managed. This process includes reviewing all available wholesale liquidity sources. As of September 30, 2010, SHUSA had $20.7 billion in unused available overnight liquidity in the form of unused federal funds purchased lines, unused FHLB borrowing capacity, unused borrowing lines with the Federal Reserve Bank and unencumbered investment portfolio securities. SHUSA also forecasts future liquidity needs and develops strategies to ensure adequate liquidity is available at all times.
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
As of September 30, 2010, SHUSA had over $22.3 billion in committed liquidity from the FHLB and the Federal Reserve Bank. Of this amount, $20.7 billion is unused and therefore provides additional borrowing capacity and liquidity for the Company. The Company also has cash deposits at September 30, 2010 of $4.1 billion compared with $2.3 billion at year end. The Company also has the ability to raise funds via its Parent. During the first quarter of 2010, SHUSA issued 3 million shares of common stock to raise $750 million and also issued subordinated notes of $750 million to Santander. We believe that we have ample liquidity to fund our operations.
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
Net cash provided by operating activities was $1.9 billion for 2010. Net cash used by investing activities for 2010 was $4.1 billion and primarily due to the purchases of $7.7 billion of loans and $4.9 billion of investments, offset by $8.5 billion of investment sales, maturities and repayments. Net cash provided by financing activities for 2010 was $4.1 billion, which consisted primarily of $11.5 billion of proceeds from debt and $750 million of proceeds from the issuance of common stock offset by a $3.2 billion reduction in deposits and repayments of debt of $5.1 billion. See the Consolidated Statement of Cash Flows for further details on our sources and uses of cash.
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

	Payments Due by Period
		Less than	Over 1 yr	Over 3 yrs	Over
	Total	1 year	to 3 yrs	to 5 yrs	5 yrs
FHLB advances (1)	$12,925,502	$5,123,736	$2,322,810	$2,338,112	$3,140,844
Securities sold under repurchase agreements (1)	2,034,578	2,034,578	—	—	—
Fed Funds (1)	1,460,005	1,460,005	—	—	—
Other debt obligations (1) (2)	20,417,506	5,330,432	6,281,733	3,156,696	5,648,645
Junior subordinated debentures due to Capital Trust entities (1) (2)	2,466,802	254,237	275,352	119,818	1,817,395
Certificates of deposit (1)	8,032,545	6,501,604	1,114,442	402,599	13,900
Investment partnership commitments (3)	981	862	26	26	67
Operating leases	783,661	110,986	195,940	155,936	320,799

Total contractual cash obligations	$48,121,580	$20,816,440	$10,190,303	$6,173,187	$10,941,650

(1)	Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at September 30, 2010. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Includes all carrying value adjustments, such as unamortized premiums or discounts and hedge basis adjustments.

(3)	The commitments to fund investment partnerships represent future cash outlays for the construction and development of properties for low-income housing, and historic tax credit projects. The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership or operating agreement, and could change due to variances in the construction schedule, project revisions, or the cancellation of the project.
Excluded from the above table are deposits of $33.4 billion that are due on demand by customers. Additionally, $81.7 million of tax liabilities associated with unrecognized tax benefits under FIN 48 have been excluded due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations.
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
Amount of Commitment Expiration per Period:

	Total
	Amounts	Less than	Over 1 yr	Over 3 yrs
Other Commitments	Committed	1 year	to 3 yrs	to 5 yrs	Over 5 yrs
Commitments to extend credit	$15,915,530	$6,538,917	$3,382,587	$1,056,046	$4,937,980
Standby letters of credit	3,360,473	1,085,166	1,684,989	378,952	211,366
Loans sold with recourse	272,570	15,426	72,013	49,224	135,907
Forward buy commitments	1,098,089	1,070,726	27,363	—	—

Total commitments	$20,646,662	$8,710,235	$5,166,952	$1,484,222	$5,285,253

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
SHUSA’s standby letters of credit meet the definition of a guarantee under the guarantees topic of the FASB Accounting Standards Codification. These transactions are conditional commitments issued by SHUSA to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 1.90 years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. SHUSA has various forms of collateral, such as real estate assets and customer business assets. The maximum undiscounted exposure related to these commitments at September 30, 2010 was $3.4 billion, and the approximate value of the underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $2.7 billion. The fees related to standby letters of credit are deferred and amortized over the life of the commitment. These fees are immaterial to SHUSA’s financial statements at September 30, 2010. We believe that the utilization rate of these standby letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.
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
The table below discloses the estimated sensitivity to SHUSA’s net interest income based on interest rate changes:

The following estimated percentage
If interest rates changed in parallel by the	increase/(decrease) to
amounts below at September 30, 2010	net interest income would result
Up 100 basis points	2.80%
Up 200 basis points	4.66%
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Management then looks at the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk and also highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to SHUSA’s MVE at September 30, 2010 and December 31, 2009:

	The following estimated percentage
	increase/(decrease) to MVE would result
If interest rates changed in parallel by	September 30, 2010	December 31, 2009
Base (in thousands)	$7,196,381	$6,150,298
Up 200 basis points	(4.27)%	(9.55)%
Up 100 basis points	(1.22)%	(4.53)%
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
Item 4. Controls and Procedures
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2010. Based on this evaluation, our principal executive officer and our principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010 to ensure that information required to be disclosed by the Company in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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
Item 1A — Risk Factors
There are no material changes from the risk factors set forth under Part I, Item 1A. Risk Factors, in the Corporation’s 2009 Annual Report on Form 10-K, other than the addition of the following risk factor.
Residential Mortgage Foreclosure Matters. In light of the increased governmental and media scrutiny of mortgage foreclosure documentation practices among U.S. financial institutions, on October 7, 2010 the Company elected to suspend all foreclosure activities and commence an evaluation of the Company’s mortgage foreclosure documentation practices and their compliance with applicable laws. The Company’s evaluation remains on-going. At this time, the Company cannot predict the cost or effect upon the Company and its operations that may result from suspension of its mortgage foreclosure activities or any industry-wide adverse regulatory or judicial actions.
Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.
No shares of the Company’s common stock were repurchased during the three-month period ended September 30, 2010.

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

SANTANDER HOLDINGS USA, INC. (Registrant)

Date: November 10, 2010	/s/ Gabriel Jaramillo Gabriel Jaramillo
Chairman of the Board, Chief Executive Officer (Authorized Officer)

Date: November 10, 2010	/s/ Guillermo Sabater Guillermo Sabater
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