Form 10-K
period 2010-12-31
Santander Holdings USA, Inc.
filed 2011-03-10
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,

for the fiscal year ended December 31, 2010,
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
None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act Yes ☐ No ☑
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web Site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
No Common Stock of the Registrant was held by nonaffiliates of the Registrant at June 30, 2010. As of February 28, 2011, the Registrant had 517,107,043 shares of Common Stock outstanding.

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
These forward-looking statements include statements with respect to SHUSA’s vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of SHUSA and are not historical facts. Although SHUSA believes that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors (some of which are beyond SHUSA’s control). Among the factors, which could cause SHUSA’s financial performance to differ materially from that expressed in the forward-looking statements are:
•	the strength of the United States economy in general and the strength of the regional and local economies in which SHUSA conducts operations, which may affect, among other things, the level of non-performing assets, charge-offs, and provision for credit losses;

•	the effects of, or policies determined by the Federal Deposit Insurance Corporation and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	inflation, interest rate, market and monetary fluctuations, which may, among other things reduce interest margins, impact funding sources and affect the ability to originate and distribute financial products in the primary and secondary markets;

•	adverse movements and volatility in debt and equity capital markets;

•	adverse changes in the securities markets, including those related to the financial condition of significant issuers in our investment portfolio;

•	revenue enhancement initiatives may not be successful in the marketplace or may result in unintended costs;

•	changing market conditions may force us to alter the implementation or continuation of cost savings or revenue enhancement strategies;

•	SHUSA’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the willingness of customers to substitute competitors’ products and services and vice versa;

•	the ability of SHUSA and its third party vendors to convert and maintain SHUSA’s data processing and related systems on a timely and acceptable basis and within projected cost estimates;

•	the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, capital, liquidity, proper accounting treatment, securities and insurance, and the application thereof by regulatory bodies and the impact of changes in and interpretation of generally accepted accounting principles in the United States;

•	the “Dodd-Frank Wall Street Reform and Consumer Protection Act” enacted in July 2010 is a significant development for the industry. The full impact of this legislation to SHUSA and the industry will be unknown until the rulemaking processes mandated by the legislation are complete, although the impact will involve higher compliance costs and certain elements, such as the debit interchange legislation, will negatively affect our revenue and earnings;

•	additional legislation and regulations or taxes, levies or other charges may be enacted or promulgated in the future, and we are unable to predict the form such legislation or regulation may take or to the degree which we need to modify our businesses or operations to comply with such legislation or regulation (for example, proposed legislation has been introduced in Congress that would amend the Bankruptcy Code to permit modifications of certain mortgages that are secured by a Chapter 13 debtor’s principal residence);

•	technological changes;

•	competitors of SHUSA may have greater financial resources and develop products and technology that enable those competitors to compete more successfully than SHUSA;

•	changes in consumer spending and savings habits;

•	acts of terrorism or domestic or foreign military conflicts; and acts of God, including natural disasters;

•	regulatory or judicial proceedings;

•	changes in asset quality;

•	the outcome of ongoing tax audits by federal, state and local income tax authorities may require additional taxes be paid by SHUSA as compared to what has been accrued or paid as of period end;

•	the integration of SHUSA into the existing businesses of Banco Santander S.A. (“Santander”) or the integration may be more difficult, time consuming or costly than expected;

•	the combined company may not realize, to the extent or at the time we expect, revenue synergies and cost savings from the transaction;

•	operating costs and business disruptions following the acquisition of SHUSA by Santander, could be greater than expected; and

•	SHUSA’s success in managing the risks involved in the foregoing.
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
General
SHUSA is the parent company of Sovereign Bank (“Sovereign Bank” or “the Bank”), a federally chartered savings bank. SHUSA had approximately 700 community banking offices, over 2,300 ATMs and 11,714 team members as of December 31, 2010 with principal markets in the Northeastern United States. Sovereign Bank’s primary business consists of attracting deposits from its network of community banking offices, and originating small business and middle market commercial loans, multi-family loans, residential mortgage loans, home equity loans and lines of credit, and auto and other consumer loans in the communities served by those offices. We use our deposits, as well as other financing sources, to fund our loan and investment portfolios. We earn interest income on our loans and investments. In addition, we generate non-interest income from a number of sources including deposit and loan services, sales of loans and investment securities, capital markets products and bank-owned life insurance. Our principal non-interest expenses include employee compensation and benefits, occupancy and facility-related costs, technology and other administrative expenses. Our volumes, and accordingly our financial results, are affected by the economic environment, including interest rates, consumer and business confidence and spending, as well as the competitive conditions within our geographic footprint.
SHUSA is a Virginia business corporation, and its principal executive offices are located at 75 State Street, Boston, Massachusetts. Sovereign Bank is headquartered in Wyomissing, Pennsylvania, a suburb of Reading, Pennsylvania.
SHUSA was incorporated in 1987 as a holding company for Sovereign Bank. Sovereign Bank was created in 1984 under the name Penn Savings Bank, F.S.B. through the merger of two financial institutions with market areas primarily in Berks and Lancaster counties, Pennsylvania. Sovereign Bank assumed its current name on December 31, 1991. SHUSA has acquired 28 financial institutions, branch networks and/or related businesses since 1990. Eighteen of these acquisitions, with assets totaling approximately $52 billion, have been completed since 1995. The Company’s latest acquisition was Independence Community Bank Corp. (“Independence”) effective June 1, 2006 for $42 per share in cash, representing an aggregate transaction value of $3.6 billion. This acquisition was funded using the proceeds from a $2.4 billion equity offering to Santander, net proceeds from issuances of perpetual preferred securities and cash on hand. The Company issued 88.7 million shares to Santander, in connection with the equity offering, which made Santander Sovereign’s largest shareholder at the time.
On January 30, 2009, SHUSA became a wholly owned subsidiary of Santander. Pursuant to a Transaction Agreement, dated October 13, 2008, between Sovereign and Santander (the “Transaction Agreement”), Santander acquired all of the outstanding shares of the Company’s common stock that it did not already own in exchange for the right to receive 0.3206 Santander American Depository Shares, or ADSs, for each share of Company common stock. As a result of the Santander transaction, the Company’s state of incorporation changed from Pennsylvania to Virginia.
In July 2009, Santander contributed Santander Consumer USA, Inc (“SCUSA”), a majority owned subsidiary into SHUSA. SCUSA is a specialized consumer finance company engaged in the purchase, securitization, and servicing of retail installment contracts originated by automobile dealers. SCUSA acquires retail installment contracts principally from manufacturer franchised dealers in connection with their sale of used and new automobiles and trucks primarily to nonprime customers with limited credit histories or past credit problems. SCUSA also purchases retail installment contracts from other companies.
Subsidiaries
SHUSA had four principal consolidated majority-owned subsidiaries at December 31, 2010: Sovereign Bank, SCUSA, Independence and Sovereign Delaware Investment Corporation (“SDIC”).
Employees
At December 31, 2010, SHUSA had 10,515 full-time and 1,199 part-time employees. None of these employees are represented by a collective bargaining agreement, and SHUSA believes it enjoys good relations with its personnel.
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
Sovereign Bank is required to file reports with the OTS describing its activities and financial condition and is periodically examined to test compliance with various regulatory requirements. The deposits of Sovereign Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”). Sovereign Bank is also subject to examination by the FDIC. Such examinations are conducted for the purpose of protecting depositors and the insurance fund and not for the purpose of protecting holders of equity or debt securities of SHUSA or Sovereign Bank. Sovereign Bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, which is part of the twelve regional banks comprising the FHLB system. Sovereign Bank is also subject to regulation by the Board of Governors of the Federal Reserve System with respect to reserves maintained against deposits and certain other matters.
SHUSA is a non-bank subsidiary of a bank holding company for purposes of the Bank Holding Company Act of 1956, as amended. As such, SHUSA is prohibited from engaging in any activity, directly or through a subsidiary, that is not permissible for subsidiaries of bank holding companies. Generally, financial activities are permissible, while commercial and industrial activities are not.

Legislative and Regulatory Developments. On July 21, 2010, President Obama signed into law the “Dodd-Frank Wall Street Reform and Consumer Protection Act”, which instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. The act includes a number of specific provisions designated to promote enhanced supervision and regulation of financials firms and financial markets, protect consumers and investors from financial abuse and provide the government with tools to manage a financial crisis and raise international regulatory standards. The act also introduces a substantial number of reforms that reshape the structure of the regulation of the financial services industry, requiring more than 60 studies to be conducted and more than 200 regulations to be written over the next two years.
Holding Company Regulation. Because SHUSA is a subsidiary of Santander, Santander may be required to obtain approval from the Federal Reserve if SHUSA were to acquire shares of any depository institution (bank or savings institution) or any holding company of a depository institution. In addition, Santander may have to provide notice to the Federal Reserve if SHUSA acquires any financial entity that is not a depository institution, such as a lending company.
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
Banco Santander (SAN.MC, STD.N, BNC.LN) is a retail and commercial bank, based in Spain, with a presence in 10 main markets. At the end of 2010, Santander was the largest bank in the euro zone and 10th in the world by market capitalization. Founded in 1857, Santander had at year-end €1,362 billion in managed funds, more than 95 million customers, 14,082 branches — more than any other international bank — and 179,000 employees. It is the largest financial group in Spain and Latin America. Furthermore, it has relevant positions in the United Kingdom, Portugal, the Northeast U.S. and, through its Santander Consumer Finance arm, in Germany and Poland. Santander registered €8,181 million in net attributable profit in 2010.
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
If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and (in critically undercapitalized situations) appointment of a receiver or conservator. Critically undercapitalized institutions generally may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt. All but well-capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the FDIA and OTS regulations, savings associations which are not categorized as well capitalized or adequately-capitalized are restricted from making capital distributions which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings association. At December 31, 2010, Sovereign Bank met the criteria to be classified as “well-capitalized.”
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
Foreclosures. Representatives of federal and state government regulators and agencies have announced investigations into procedures followed by mortgage servicing companies and banks in connection with mortgage foreclosures practices. Sovereign Bank (the “Bank”) currently services approximately 155,000 residential mortgage loans and currently has approximately 3,000 residential mortgage loans in the process of foreclosure. In early October 2010, Sovereign Bank became aware of press reports regarding deficiencies in bank foreclosure processes. On its own initiative, the Bank began a comprehensive review of its own foreclosure processes. In order to provide the time needed to properly assess and address potential issues, on October 7, 2010 the Bank voluntarily instituted a foreclosure moratorium for all residential mortgage loans that it was servicing, including both judicial and non-judicial foreclosures. Following that review, the Bank strengthened its process and resumed foreclosures on a state by state basis beginning November 10, 2010. In addition, the Bank has cooperated in an examination by the Office of Thrift Supervision (“OTS”), its primary federal banking regulator, as part of an interagency horizontal review of foreclosure practices at 14 mortgage servicers. Based on the results of this review, the Bank has implemented corrective action to address deficiencies in its mortgage servicing practices. In addition, the Bank is engaged in discussions with the OTS regarding possible further supervisory action which would require additional measures to address areas that the regulators have identified as needing improvement. While the impact of any supervisory action depends on its final terms, we expect that such action will require significant managerial resources, and additional expenses. In addition, we may also be subject to civil money penalties. We are unable to determine the amount of such penalties or the likelihood of any further action that might be taken by regulators or agencies.

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
The FDIC charges financial institutions deposit premium assessments to ensure it has reserves to cover deposits that are under FDIC insured limits, which in early October 2008, the U.S. government increased to $250,000 per depositor per ownership category. In October of 2008, the FDIC announced a program that provided unlimited insurance on non-interest bearing accounts for covered institutions through December 31, 2009, which was subsequently extended through June 30, 2010. Sovereign Bank participated in the unlimited coverage program through December 31, 2009 but determined not to participate in the extension. The FDIC Board of Directors has established a reserve ratio target percentage of 1.25%. This means that their “target” balance for the reserves is 1.25% of estimated insured deposits. Due to recent bank failures, the reserve ratio is currently significantly below its target balance. In December 2008, the FDIC published a final rule that raised the current deposit assessment rates uniformly for all institutions by 7 basis points in the first quarter of 2009. In the second quarter of 2009, the FDIC assessed additional fees to institutions who have secured borrowings in excess of 15% of their deposits. Additionally, the FDIC approved a special assessment charge of 5 cents per $100 of an institution’s assets minus its Tier 1 capital on June 30, 2009 to help bolster the reserve fund, which was payable on September 30, 2009. This resulted in a $35.3 million charge in our results for the second quarter of 2009. As a result of these two events, SHUSA’s deposit insurance expense increased to $137.4 million in 2010 compared to $37.5 million for the prior year.
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
In February 2011, the FDIC amended 12 CFR 327 to implement revisions to the Federal Deposit Insurance Act made by the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) by modifying the definition of an institution’s deposit insurance assessment base; to change the assessment rate adjustments; to revise the deposit insurance assessment rate schedules in light of the new assessment base and altered adjustments; to implement Dodd-Frank’s dividend provisions; to revise the large insured depository institution assessment system to better differentiate for risk and better take into account losses from large institution failures that the FDIC may incur; and to make technical and other changes to the FDIC’s assessment rules. This amendment has an effective date of April 1, 2011. Please refer to the section Current Regulatory Environment for further discussion on Dodd-Frank.
In addition to deposit insurance premiums, all insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. In 2010, Sovereign Bank paid Finance Corporation Assessments of $4.3 million. The annual rate (as of the first quarter of 2011) for all insured institutions is $0.102 for every $1,000 in domestic deposits which is consistent with what was paid in 2010. These assessments are revised quarterly and will continue until the bonds mature in the year 2017.
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
Qualified Thrift Lender. The Qualified Thrift Lender Test, under HOLA (“QTL Test”), specifies that a savings institution have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments. As an alternative, the savings institution under HOLA may maintain 60% of its assets in those assets specified in Section 7701(a) (19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans, certain consumer and small business loans, as defined by the regulations, and mortgage related investments. At December 31, 2010, Sovereign Bank satisfied the QTL Test.

Other Loan Limitations. Federal law limits the amount of non-residential mortgage loans a savings institution, such as Sovereign Bank, may make. Separate from the qualified thrift lender test, the law limits a savings institution to a maximum of 20% of its total assets in commercial loans not secured by real estate, however, only 10% can be large commercial loans not secured by real estate (defined as loans in excess of $2 million to one obligor), with another 10% of assets permissible in “small business loans.” Commercial loans secured by real estate can be made in an amount up to four times an institution’s total risk-based capital. An institution can also have commercial leases, in addition to the above items, up to 10% of its assets. Commercial paper, corporate bonds, and consumer loans taken together cannot exceed 35% of an institution’s assets. For this purpose, however, residential mortgage loans and credit card loans are not considered consumer loans, and are both unlimited in amount. The foregoing limitations are established by statute, and cannot be waived by the OTS. At December 31, 2010, Sovereign Bank was in compliance with all these limits.
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
Federal Home Loan Bank System. The FHLB System was created in 1932 and consists of twelve regional FHLBs. The FHLBs are federally chartered but privately owned institutions created by U.S. Congress. The Federal Housing Finance Board is an agency of the federal government and is generally responsible for regulating the FHLB System. Each FHLB is owned by its member institutions. The primary purpose of the FHLBs is to provide funding to their members for making housing loans as well as for affordable housing and community development lending. FHLBs are generally able to make advances to their member institutions at interest rates that are lower than could otherwise be obtained by such institutions. As a member, Sovereign Bank is required to make minimum investments in FHLB stock based on the level of borrowings from the FHLB. Sovereign Bank is a member of FHLB Pittsburgh and New York and has investments of $612.2 million and $2.0 million, respectively. Sovereign Bank utilized advances from the FHLB to fund balance sheet growth and provide liquidity. SHUSA had access to advances with the FHLB of up to $17.5 billion at December 31, 2010 and had outstanding advances of $9.9 billion at December 31, 2010. The level of borrowings capacity Sovereign Bank has with the FHLB is contingent upon the level of qualified collateral the Bank holds at a given time.
In December 2008, the FHLB of Pittsburgh announced it was suspending dividends on its stock and that it would not repurchase any excess capital stock in order to maintain their liquidity and capital position. We considered this and concluded that our investment in FHLB Pittsburgh is not impaired at December 31, 2010 and 2009. On October 29, 2010, FHLB Pittsburgh repurchased approximately $200.0 million of excess shares of capital stock. The amount of excess capital stock repurchased from any member was the lesser of 5 percent of the member’s total capital stock outstanding or its excess capital stock outstanding through October 28, 2010, which amounted to 332,219 shares held by SHUSA. We will continue to closely monitor this investment in future periods.
Community Reinvestment Act. The Community Reinvestment Act (“CRA”) requires financial institutions regulated by the federal financial supervisory agencies to ascertain and help meet the credit needs of their communities, including low to moderate-income neighborhoods within those communities, while maintaining safe and sound banking practices. The OTS periodically assesses Sovereign Bank’s record in meeting the credit needs of the communities it serves. A bank’s performance under the CRA is important in determining whether the bank may obtain approval for, or utilize streamlined procedures in, certain applications for acquisitions or to engage in new activities. Sovereign Bank’s lending activities are in compliance with applicable CRA requirements, and Sovereign Bank’s current CRA rating is “outstanding,” the highest category.
Anti-Money Laundering and the Patriot Act. Several federal laws, including the Bank Secrecy Act, the Money Laundering Control Act, and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “Patriot Act”) require all financial institutions to, among other things, implement policies and procedures relating to anti-money laundering, compliance, suspicious activities, and currency transaction reporting and due diligence on customers. The Patriot Act substantially broadened existing anti-money laundering legislation and the extraterritorial jurisdiction of the U.S.; imposes compliance and due diligence obligations; creates crimes and penalties; compels the production of documents located both inside and outside the U.S., including those of non-U.S. institutions that have a correspondent relationship in the U.S.; and clarifies the safe harbor from civil liability to clients. The U.S. Treasury has issued a number of regulations that further clarify the Patriot Act’s requirements or provide more specific guidance on their application.
Financial Privacy. Under the Gramm-Leach-Bliley Act, financial institutions are required to disclose to their retail customers its policies and practices with respect to sharing nonpublic customer information with its affiliates and non-affiliates, how it maintains customer confidentiality, and how it secures customer information. Customers are required under GLBA to be provided with the opportunity to “opt out” of information sharing with non-affilaites, subject to certain exceptions.
Other Legislation. The activities of financial institutions are subject to regulation under various U.S. federal laws, including the Truth-in-Lending, Truth-in-Savings, Equal Credit Opportunity, Fair Credit Reporting, Fair Debt Collection Practices Servicemembers Civil Relief, Unfair and Deceptive Practices, Real Estate Settlement Procedures, and Electronic Funds Transfer Acts, as well as various state laws.
On July 21, 2010, the banking regulatory agencies jointly published final guidance for structuring incentive compensation arrangements at financial institutions. While the guidance does not set forth any specific formula or pay cap, it contains principles financial insitutions would be required to follow with respect to compensation to employees who can expose the institution to material amounts of risk. The guidance’s primary principles include: (i) providing incentives that balance risk and rewards, (ii) having effective controls and risk management, and (iii) instituting strong corporate governance. The OTS monitors Sovereign Bank’s compliance with this guidance.
The Dodd-Frank Act created the Consumer Financial Protection Bureau (“CFPB”), which is separated into five units: Research, Community Affairs, Complaint Tracking and Collection, Office of Fair Lending and Equal Opportunity, and Office of Financial Literacy. The CFPB has broad power to adopt new regulations to protect consumers, which power it may exercise at its discretion as long as it advances the protection of consumers. Such regulations may further restrict Sovereign Bank from collecting certain fees, require changes to policies and procedures, and provide additional disclosures to consumers.

Environmental Laws. Environmentally related hazards have become a source of high risk and potentially significant liability for financial institutions relative to their loans. Environmentally contaminated properties owned by an institution’s borrowers may result in a drastic reduction in the value of the collateral securing the institution’s loans to such borrowers, high environmental clean up costs to the borrower affecting its ability to repay the loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean up costs, and liability to the institution for clean up costs if it forecloses on the contaminated property or becomes involved in the management of the borrower. To minimize this risk, Sovereign Bank may require an environmental examination of, and report with respect to, the property of any borrower or prospective borrower if circumstances affecting the property indicate a potential for contamination, taking into consideration the potential loss to the institution in relation to the burdens to the borrower. Such examination must be performed by an engineering firm experienced in environmental risk studies and acceptable to the institution, and the costs of such examinations and reports are the responsibility of the borrower. These costs may be substantial and may deter a prospective borrower from entering into a loan transaction with Sovereign Bank. Sovereign Bank is not aware of any borrower who is currently subject to any environmental investigation or clean up proceeding that is likely to have a material adverse effect on the financial condition or results of operations of SHUSA.
Corporate Information. All reports filed electronically by SHUSA with the SEC, including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as any amendments to those reports are accessible on the SEC’s Web site at www.sec.gov.

Item 1A	— Risk Factors
The following list describes several risk factors that are applicable to our Company:
•	The Current Economic Environment May Deteriorate Adversely Affecting Our Asset Quality, Earnings and Cash Flow.

Our business faces various material risks, including credit risk and the risk that the demand for our products will decrease. In a recession or other economic downturn, these risks would probably become more acute. In an economic downturn, our credit risk and associated provision for credit losses and legal expense will increase. Also, decreases in consumer confidence, real estate values, and interest rates, usually associated with a downturn, could combine to make the types of loans we originate less profitable and could cause elevated levels of losses on our commercial and consumer loans. While economic conditions in the United States and worldwide have begun to improve, there can be no assurance that this improvement will continue. Such conditions could adversely affect the credit quality of the Company’s loans, results of operations and financial condition.

•	Disruptions in the Global Financial Markets have Affected, and May Continue to Adversely Affect, SHUSA’s Business and Results of Operations.

Although market conditions have improved since the second half of 2009, unemployment in the United States continues to remain near historically high levels, and conditions are expected to remain challenging for financial institutions in 2011. Dramatic declines in the housing market during the most recent recession, with falling home prices and increasing foreclosures and unemployment, resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of mortgage-backed securities but spreading to credit default swaps and other derivatives, have caused many financial institutions to seek additional capital and to merge with other financial institutions. Disruptions in the global financial markets also adversely affected the corporate bond markets, debt and equity underwriting and other elements of the financial markets. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, some lenders and institutional investors reduced and, in some cases, ceased to provide funding to certain borrowers, including other financial institutions. The impact on available credit, increased volatility in the financial markets and reduced business activity has adversely affected, and may continue to adversely affect, SHUSA’s businesses, capital, liquidity or other financial condition and results of operations, access to credit and the trading price of SHUSA’s preferred stock or debt securities.

•	SHUSA May Experience Further Write-Downs of its Financial Instruments and Other Losses Related to Volatile and Illiquid Market Conditions.

Market volatility, illiquid market conditions and disruptions in the credit markets continue to present difficulties in valuing certain of SHUSA’s assets. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these assets in future periods. In addition, at the time of any sales of these assets, the price SHUSA ultimately realizes will depend on the demand and liquidity in the market at that time and may be materially lower than their current fair value. Any of these factors could require the Company to take further write-downs in respect of these assets, which may have an adverse effect on the Company’s results of operations and financial condition in future periods.

•	Liquidity is Essential to SHUSA’s Businesses, and the Company Relies on External Sources, Including Government Agencies to Finance a Significant Portion of its Operations.

Adequate liquidity is essential to SHUSA’s businesses. Sovereign Bank primarily relies on the Federal Home Loan Bank, deposits and other third party sources of funding for its liquidity needs. However, SCUSA obtains a significant portion of its liquidity through Santander. SCUSA’s liquidity could be materially adversely affected by factors SHUSA cannot control, such as negative events impacting Santander, as well as the continued general disruption of the financial markets or negative views about the financial services industry in general. In addition, SCUSA’s ability to raise funding could be impaired if lenders develop a negative perception of Santander or SCUSA’s short-term or long-term financial prospects, or a perception that Santander or the Company is experiencing greater liquidity risk. SHUSA’s credit ratings are also important to its liquidity. A reduction in SHUSA’s credit ratings could adversely affect its liquidity, widen its credit spreads or otherwise increase its borrowing costs.

•	Impact of Future Regulation Changes May Have an Adverse Impact on Our Profitability.

Congress often considers new financial industry legislation, and the federal banking agencies routinely propose new regulations. New legislation and regulation may include dramatic changes with respect to the federal deposit insurance system, consumer financial protection measures, compensation and systematic risk oversight authority. There can be no assurances that new legislation and regulations will not adversely affect us.

On July 21, 2010, President Obama signed into law the “Dodd-Frank Wall Street Reform and Consumer Protection Act”, which instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. The act includes a number of specific provisions designated to promote enhanced supervision and regulation of financials firms and financial markets, protect consumers and investors from financial abuse and provide the government with tools to manage a financial crisis and raise international regulatory standards. The act also introduces a substantial number of reforms that reshape the structure of the regulation of the financial services industry, requiring more than 60 studies to be conducted and more than 200 regulations to be written over the next two years. Although the true impact of this legislation to SHUSA and the industry will be unknown until these are complete, they will involve higher compliance costs and certain elements, such as the debit interchange legislation, will negatively affect our revenue and earnings.

These and other changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect SHUSA in substantial and unpredictable ways. Such changes present the risk of financial loss due to regulatory fines or penalties, restriction or suspension of business, or cost of mandatory corrective action as a result of failing to adhere to applicable laws, regulations, and supervisory guidance.

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

SHUSA is subject to the income tax laws of the U.S., its states and municipalities and certain foreign countries. These tax laws are complex and subject to different interpretations by the taxpayer and relevant Governmental taxing authorities which is sometimes subject to prolonged evaluation periods until a final resolution is reached. In establishing a provision for income tax expense and filing returns, the Company must make judgments and interpretations about the application of these inherently complex tax laws.

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

Existing federal regulations limit our ability to increase our commercial loans. We are required to maintain 65% of our assets in residential mortgage loans and certain other loans, including small business loans. We also cannot have more than 20% of our total assets in commercial loans that are not secured by real estate, however, only 10% can be large commercial loans not secured by real estate, more than 10% in small business loans, or more than four times our risk based capital in commercial real estate loans. Small business loans are ones with an original amount of $2 million or less to one obligor, and large commercial loans are ones with an original loan amount of more than $2 million to one obligor. Our existing strategy is to focus loan growth on commercial loans which generally have higher yields and profitability. We may be limited in the amount of commercial loan growth that we can achieve based on the above regulations.

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

•	System Integration Risks Exist Related to the Acquisition of the Company by Santander.

On January 30, 2009, the Company was acquired by Santander. Successful integration into existing businesses of Santander depends upon the integration of key systems to fully realize revenue synergies and cost savings from the transaction. By its nature, SHUSA’s businesses depend upon automated systems to record and process high volumes of transactions. Accordingly, performing system conversions may lead to business disruptions or certain errors being repeated or compounded before they are discovered and successfully rectified.

•	Reputational and Compliance Risk Exist Related to the Company’s Foreclosure Activities

Please refer to Foreclosures section within Item 1 — Business for further discussion.

•	Adverse Economic Conditions in Europe and Latin America May Negatively Impact the Company

As a wholly-owned subsidiary of Santander, significant aspects of the Company’s strategy, infrastructure and capital funding are dependent on its parent, Santander. Although Santander has a significant presence in various markets around the world, Santander’s results of operations are materially affected by conditions in the capital markets and the economy generally in Europe and Latin America. Accordingly, a significant decline in general economic conditions in Europe or Latin America, whether caused by recession, inflation, unemployment, changes in securities markets, acts of terrorism, or other occurrences could impact Santander, and, in turn, have a material adverse effect on the Company’s financial condition and results of operations.

Item 1B	— Unresolved Staff Comments
None.

Item 2	— Properties
SHUSA utilizes 796 buildings that occupy a total of 6.6 million square feet, including 231 owned properties with 1.8 million square feet and 441 leased properties with 3.1 million square feet. Nine major buildings contain 1.4 million square feet, which serve as the headquarters or house significant operational and administrative functions:
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
1130 Berkshire Boulevard Administrative Offices — Wyomissing, Pennsylvania
SCUSA Corporate Headquarters and Call Center- Dallas, Texas
SCUSA Call Center- Richland Hills, Texas
The majority of the nine properties of SHUSA outlined above are utilized by our Specialized Business segment and for general corporate purposes by our Other segment (with the exception of the SCUSA locations). The remaining 787 properties consist primarily of bank branches and lending offices used by our Retail Banking segments.

Item 3	— Legal Proceedings
Reference should be made to Note 17 to the Consolidated Financial Statements for disclosure regarding the lawsuit filed by SHUSA against the Internal Revenue Service/United States and “Litigation” in Note 18 — “Commitments and Contingencies” for SHUSA’s litigation disclosure which is incorporated herein by reference.

Item 4	— Submission of Matters to a Vote of Security Holders
None.

Item 4A	— Executive Officers of the Registrant
Certain information, including principal occupation during the past five years, relating to the principal executive officers of SHUSA, as of the date of this filing is set forth below:
Jorge Morán — Age 46. Mr. Morán was appointed President and Chief Executive Officer of the Company on January 27, 2011, effective February 1, 2011 and also serves as Chairman of each of the Executive and Risk Management Committees of the Board and as a member of the Compensation Committee of the Board. He is also chairman of the SHUSA Management Executive Committee. Mr. Morán joined the Santander Group in 2002. Prior to joining SHUSA, Mr. Morán was a Senior Executive Vice President of Banco Santander, head of its Global Insurance Division and a member of the Group’s management committee. Previously he held a number of executive management positions, including Chief Operating Officer of Abbey, Santander’s business in the U.K. and, from 2005 until 2008, a member of its Board of Directors. Before joining Santander, Mr. Morán was Chief Executive Officer of Morgan Stanley for Spain and Portugal and a partner of AB Asesores, a brokerage and asset management company. Mr. Morán also worked as a director of marketing for Natwest (now a unit of the Royal Bank of Scotland) and with Citibank in Spain.
Edvaldo Morata — Age 47. Mr. Morata was appointed Chief of Staff to the CEO at Sovereign Bank in 2009 and also as Managing Director of Corporate Banking in 2010. He is a member of the SHUSA Management Executive Committee. Mr. Morata has more than 20 years experience in financial services. He joined the Santander Group in 1996. Most recently, he was Santander’s Chief Executive for Asia in Hong Kong. Previously, he held a number of executive management positions, including head of Asset Management and Private Banking in Brazil and head of Banespa’s International Department when it was acquired by Santander in 2001. Mr. Morata was also a member of the Executive Committee of Santander Brazil. Before joining Santander, Mr. Morata worked for a number of financial institutions including American Express, ING and Citibank.
Juan Guillermo Sabater — Age 42. Mr. Sabater was appointed Chief Financial Officer of the Company in May of 2009. He is also a member of SHUSA Management Executive Committee. Mr. Sabater has 19 years of experience in the banking industry, all of them with Santander. Prior to joining Sovereign Bank, Mr. Sabater worked as a Chief Financial Officer as well in Grupo Santander Chile since September 2006. From 2003 — 2006 Mr. Sabater was the Controller for Grupo Santander’s Consumer Finance Division in Madrid, Spain.
Nuno G. Matos — Age 43. Mr. Matos has served as Managing Director of Retail Business Development and SME Banking since 2009 and was appointed as Managing Director of Retail Banking in 2011. He has served on the Board of Directors since March of 2009 and is also a member of the Risk and CRA Committees of the Board. He is also a member of the SHUSA Management Executive Committee. Prior to joining SHUSA, Mr. Matos held a number of senior executive management positions for the Grupo in Europe and South America since joining Santander in 1994. Since 2002, Mr. Matos had worked for Grupo Santander Brazil, where he headed operations and control for the wholesale bank and most recently led the credit and debit card business for both Banco Real and Santander.
Juan Dávila — Age 41. Mr. Dávila was appointed Chief Risk Management Officer for Sovereign Bank in 2009. He is also a member of the SHUSA Management Executive Committee. Prior to his appointment as Chief Risk Management Officer, Mr. Dávila held an executive position in the Bank’s Risk Management Group since he joined the Bank in 2007. From 2004 — 2007, Mr. Dávila served as Chief Risk Officer at Banco Santander, Puerto Rico, responsible for all credit and market risk exposure of the holding company and subsidiaries and was head of the Credit Committee and led a team of more than 125 employees comprising areas of credit, monitoring, market risk, credit policy and risk infrastructure. Mr. Dávila has also held various other senior executive management positions with Banesto, Grupo Santander, including the role of risk manager for the Andalucia Region and manager of the risk analysis center for small businesses.
Kirk W. Walters — Age 55. Mr. Walters is Senior Executive Vice President of SHUSA, served on the Board from January of 2009 to March 2, 2011 and served as a member of the Executive and Risk Committees of the Board and as a member of the SHUSA Management Executive Committee. Mr. Walters has announced that he is resigning as an officer and employee of the Company effective as of March 16, 2011. Mr. Walters served as interim President and Chief Executive Officer from October 2008 until Sovereign Bank was acquired by Banco Santander on January 30, 2009. Mr. Walters joined Sovereign Bank in February 2008 as Executive Vice President and Chief Financial Officer from Chittenden Corporation. At Chittenden, Mr. Walters served as Executive Vice President and Chief Financial Officer for 12 years. Prior to joining Chittenden, he worked at Northeast Federal Corporation in Hartford, Connecticut, from 1989 to 1995 in a series of executive positions, including Senior Executive Vice President and Chief Financial Officer; and Chairman, President and Chief Executive Officer.
Jose Castello Orta — Age 49. Mr. Castello was appointed Managing Director of Global Banking and Markets in November of 2009. He is also a member of the SHUSA Management Executive Committee. Mr. Castello has over 20 years experience in the financial services industry. He has held a number of executive management positions with the Santander Group. Most recently, he was Head of U.S. Global Corporate Banking for Santander. In 2003 Mr. Castello was the head of Santander’s European and American Multinational Group, and from 2005 — 2009 he was the Head of Corporate and Investment Banking USA.
Eduardo J. Stock — Age 49. Mr. Stock was appointed Managing Director of the Manufacturing Group in March of 2009. He is also a member of the SHUSA Management Executive Committee. Mr. Stock joined Banco Santander in 1993 as head of Treasury and Research for Santander Negócios Portugal. During his tenure at Santander, he held a number of senior executive management positions in the Group’s Portuguese business. Most recently, he served as Chief Financial Officer and head of IT and Operations for Santander Totta, as well as President of Isban Portugal.
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
SHUSA’s common stock was traded on the New York Stock Exchange (“NYSE”) under the symbol “SOV” through January 29, 2009. On January 30, 2009, all shares of the Company common stock were acquired by Santander and delisted from the NYSE. Following such delisting, there has not been, and there currently is not, an established public trading market in shares of SHUSA’s common stock. As of the date of this filing, Santander was the sole holder of SHUSA’s common stock.

Item 6	— Selected Financial Data

	SELECTED FINANCIAL DATA
	FOR THE YEAR ENDED DECEMBER 31,
(Dollars in thousands)	2010(1)	2009(1)	2008	2007	2006
Balance Sheet Data
Total assets	$89,651,815	$82,953,215	$77,093,668	$84,746,396	$89,641,849
Loans held for investment, net of allowance	62,820,434	55,733,953	54,439,146	56,729,982	54,648,310
Loans held for sale	150,063	118,994	327,332	547,760	7,611,921
Investment securities	15,691,984	14,301,638	10,020,110	15,142,392	14,877,640
Deposits and other customer accounts	42,673,293	44,428,065	48,438,573	49,915,905	52,384,554
Borrowings and other debt obligations	33,630,117	27,235,151	20,964,185	26,272,512	27,006,102
Stockholders’ equity	11,260,670	9,387,535	5,596,714	6,992,325	8,644,399
Summary Statement of Operations
Total interest income	$4,784,489	$4,423,586	$3,923,164	$4,656,256	$4,326,404
Total interest expense	1,385,850	1,780,082	2,040,722	2,813,013	2,528,814

Net interest income	3,398,639	2,643,504	1,882,442	1,843,243	1,797,590
Provision for credit losses (2)	1,627,026	1,984,537	911,000	407,692	484,461

Net interest income after provision for credit losses	1,771,613	658,967	971,442	1,435,551	1,313,129
Total non-interest income (2)	1,029,469	342,297	(818,743)	354,396	285,574
General and administrative expenses	1,573,100	1,520,460	1,484,306	1,336,865	1,284,329
Other expenses (3)	208,997	603,703	302,027	1,862,794	295,243

Income/(loss) before income taxes	1,018,985	(1,122,899)	(1,633,634)	(1,409,712)	19,131
Income tax (benefit)/provision (4)	(40,390)	(1,284,464)	723,576	(60,450)	(117,780)

Net income/(loss)	$1,059,375	$161,565	$(2,357,210)	$(1,349,262)	$136,911

Selected Financial Ratios
Return on average assets (5)	1.25%	0.20%	(2.99)%	(1.62)%	0.17%
Return on average equity (6)	10.12%	1.98%	(31.27)%	(15.40)%	1.82%
Average equity to average assets (7)	12.34%	9.89%	9.55%	10.52%	9.46%

(1)	2010 and 2009 results include SCUSA which was contributed to SHUSA by Santander during 2009. This resulted in increases to total assets, borrowings and debt obligations and stockholder’s equity at December 31, 2009 of $9.1 billion, $7.5 billion and $1.3 billion, respectively. The 2009 statement of operations was also impacted with net interest income, provision for credit losses and general and administrative expense of $1.3 billion, $720.9 million and $253.0 million, respectively.

(2)	Our provisions for credit losses in 2010, 2009 and 2008 were negatively impacted by the credit quality of our loan portfolios which was impacted by the challenging United States economy as well as general declines in residential and commercial real estate prices. See additional discussion in Management’s Discussion and Analysis. Non-interest income in 2010 includes $205.3 million of gains on the sale of investment securities as well as higher servicing fees due to acquisition volume at SCUSA. Non-interest income in 2009 includes other-than-temporary impairment (“OTTI”) charges of $180.2 million and increases to multi-family recourse reserves of $188.9 million. Non-interest income for 2008 includes a $602.3 million loss on the sale of our CDO portfolio and a $575.3 million OTTI charge on FNMA and FHLMC preferred stock and an OTTI charge of $307.9 million on certain non-agency mortgage backed securities. Non-interest income for 2007 includes a pretax OTTI charge of $180.5 million on FNMA and FHLMC preferred stock.

(3)	2010 results include a debt extinguishment charge of $25.8 million. 2009 results include $299.1 million of merger-related and restructuring charges and costs primarily associated with the Santander acquisition. The majority of these costs related to change in control payments to certain executives, severance charges, write-offs of certain fixed assets and branch consolidation charges. Additionally, during the first quarter of 2009, Sovereign Bank redeemed $1.4 billion of high cost FHLB advances incurring a debt extinguishment charge of $68.7 million. 2008 results include an impairment charge of $95.0 million on an equity method investment. The impairment was caused by a decline in 2008 earnings compared to prior years from this investment as well as the expectation that future results would be significantly impacted by the recessionary environment. 2007 results include a $1.6 billion goodwill impairment charge.

(4)	SHUSA recorded a $1.4 billion valuation allowance against its deferred tax assets for the year-ended December 31, 2008. During 2009, Santander contributed SCUSA into SHUSA. As a result of incorporating the future taxable income projections of SCUSA, the Company was able to reduce its deferred tax valuation allowance by $1.3 billion for the year ended December 31, 2009. Due to the profitability of SHUSA in 2010 and expected future growth in profits of SHUSA by the end of 2010, SHUSA began to consider the projected taxable income of the total company, and not just that of SCUSA, in its realizability analysis. As a result, the Company was able to reduce its deferred tax valuation allowance by $309.0 million for the year ended December 31, 2010.

(5)	Return on average assets is calculated by dividing net income by the average balance of total assets for the year.

(6)	Return on average equity is calculated by dividing net income by the average balance of stockholders’ equity for the year.

(7)	Average equity to average assets is calculated by dividing the average balance of stockholders’ equity for the year by the average balance of total assets for the year.

Management’s Discussion and Analysis

Item 7	— Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)
EXECUTIVE SUMMARY
SHUSA is comprised of two major subsidiaries, Sovereign Bank and SCUSA. Sovereign Bank is a $72 billion financial institution as of December 31, 2010 with community banking offices, operations and team members located principally in Pennsylvania, Massachusetts, New Jersey, Connecticut, New Hampshire, New York, Rhode Island, and Maryland. Sovereign Bank gathers substantially all of its deposits in these market areas. We use our deposits, as well as other financing sources, to fund our loan and investment portfolios. We earn interest income on our loans and investments. In addition, we generate non-interest income from a number of sources including deposit and loan services, sales of loans and investment securities, capital markets products and bank-owned life insurance. Our principal non-interest expenses include employee compensation and benefits, occupancy and facility-related costs, technology and other administrative expenses. Our volumes, and accordingly our financial results, are affected by the economic environment, including interest rates, consumer and business confidence and spending, as well as the competitive conditions within our geographic footprint. On January 30, 2009, the Company was acquired by Santander. In July 2009, Santander contributed SCUSA, a majority owned subsidiary, into SHUSA. SCUSA is a specialized consumer finance company engaged in the purchase, securitization, and servicing of retail installment contracts originated by automobile dealers. SCUSA acquires retail installment contracts from manufacturer franchised dealers in connection with their sale of used and new automobiles and trucks primarily to nonprime customers with limited credit histories or past credit problems. SCUSA also purchases retail installment contracts from other companies.
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
In order to improve our operating returns, we have continued to focus on acquiring and retaining customers by demonstrating convenience through our locations, technology and business approach while offering innovative and easy-to-use products and services. In the first quarter of 2009, Sovereign Bank formed a new management team which is comprised of several executives from Santander and certain legacy Sovereign Bank executives. The new management team completed its review of Sovereign Bank’s operating procedures and cost structure. As a result, management implemented certain pricing and fee assessment changes to our deposit portfolio and also initiated a significant reduction in workforce. Many of the reductions came from consolidating certain back office functions or eliminating certain middle to senior management positions. In addition, the Company successfully implemented a new sales process across the network in 2010 and introduced several new products in connection with its Better Banking campaigns.
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
In order to enhance the Company’s capital position, on March 25, 2009, SHUSA issued 72,000 shares of preferred stock to Santander to raise proceeds of $1.8 billion. The Series D preferred stock pays non-cumulative dividends of 10% per year. Each share of Series D preferred stock is convertible into 100 shares of the Company’s common stock. SHUSA contributed the proceeds from this issuance to Sovereign Bank in order to strengthen the Bank’s regulatory capital ratios. On July 29, 2009, the outstanding Series D preferred stock was converted into common shares of SHUSA by Santander. This action further illustrates the commitment Santander has made to the Company and eliminates the cash obligation of SHUSA with respect to the 10% Series D preferred stock dividend. On March 1, 2010, SHUSA issued 3 million shares of common stock for $750 million to Santander. On September 30, 2010, SHUSA contributed $1.874 billion of capital to Sovereign Bank, which included SHUSA’s consolidated interests in Capital Street Delaware LP and Capital Street S.A. Luxembourg to Sovereign Bank.

In December, 2010, SHUSA issued 3 million shares of common stock to Santander which raised proceeds of $750 million and declared a $750 million dividend to Santander. This was a non-cash transaction.
Our Tier 1 leverage ratio for SHUSA was 8.22% at December 31, 2010 compared to 7.13% at December 31, 2009. The Bank’s total risk based capital ratio at December 31, 2010 was 15.93% compared to 12.46% at December 31, 2009. Our capital levels and ratios are in excess of the levels required to be considered well-capitalized. We continue to strengthen our balance sheet and position the Company for further weakening in economic conditions by increasing the amount of loan loss reserves on our balance sheet. Reserves for credit losses as a percentage of total loans held for investment have increased to 3.84% at December 31, 2010 from 3.61% at December 31, 2009.
RECENT INDUSTRY CONSOLIDATION IN OUR GEOGRAPHIC FOOTPRINT
We believe the acquisition by Santander strengthened our financial position and enabled us to execute our strategy of focusing on our core retail and commercial customers in our geographic footprint. The banking industry has experienced significant consolidation in recent years, which is likely to continue in future periods. Consolidation may affect the markets in which SHUSA operates as new or restructured competitors integrate acquired businesses, adopt new business practices or change product pricing as they attempt to maintain or grow market share. Recent merger activity involving national, regional and community banks and specialty finance companies in the Northeastern United States, have affected the competitive landscape in the markets we serve. Management continually monitors the environment in which it operates to assess the impact of the industry consolidation on SHUSA, as well as the practices and strategies of our competitors, including loan and deposit pricing, customer expectations and the capital markets.
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
The true impact of this legislation to SHUSA and the industry will be unknown until these reforms are complete, although they will involve higher compliance costs and certain elements, such as the debit interchange legislation, will negatively affect our revenue and earnings. These impacts include increases to the levels of deposit insurance assessments on large insured depository institutions, impacts to the nature and levels of fees charged to consumers, consolidation of regulatory agencies that would impact our primary regulator (the Office of Thrift Supervision), and increases to capital, leverage and liquidity requirements for banks and bank holding companies. Financial institutions deemed to be systemically important will be subject to additional supervision and requirements to develop resolution plans for potential economic and market events that could have a significant negative impact on their business. These changes could impact the future profitability and growth of SHUSA.
In the fourth quarter of 2009, The Federal Reserve Board (FRB) announced regulatory changes to debit card and ATM overdraft practices that were effective July 1, 2010. These changes prohibit financial institutions from charging consumers fees for paying overdrafts on automated teller machine (ATM) and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. These changes will continue to have an impact that could be material to our consumer banking fee revenue. The actual impact could vary due to a variety of factors, including changes in customer behavior.
CURRENT INTEREST RATE ENVIRONMENT
Net interest income represents a significant portion of the Company’s revenues. Accordingly, the interest rate environment has a substantial impact on SHUSA’s earnings. The Company currently is in an asset sensitive interest rate risk position. During 2010, our net interest margin increased to 4.69% from 3.76% in 2009. This increase in margin is primarily attributable to the changing interest rate environment combined with a mix shift from higher cost wholesale deposits to lower cost retail deposits. Excluding the impact of SCUSA, SHUSA’s net interest margin has increased from 2.18% in 2009 to 2.71% in 2010. Net interest margin in future periods will be impacted by several factors such as but not limited to, our ability to grow and retain core deposits, the future interest rate environment, loan and investment prepayment rates, and changes in non-accrual loans. See our discussion of Asset and Liability Management practices in a later section of this MD&A, including the estimated impact of changes in interest rates on SHUSA’s net interest income.
CREDIT RISK ENVIRONMENT
The credit quality of our loan portfolio has a significant impact on our operating results. We experienced significant deterioration in certain key credit quality performance indicators through 2009. Although the credit environment is still uncertain, we have seen continued signs of improvement in our commercial portfolios and stabilization in our consumer portfolio in 2010 from what was experienced in 2009. We had net charge-offs of $1.2 billion in 2010 compared to $1.4 billion in 2009. Net charge-offs related to SCUSA in 2010 were $432.0 million compared to $683.8 million in 2009. Our provision for credit losses was $1.6 billion in 2010 compared to $2.0 billion in 2009.
Conditions in the housing market have been difficult over the past few years and there was a significant tightening of available credit in the marketplace. Declining real estate values and financial stress on borrowers resulted in very elevated levels of delinquencies and charge-offs in 2009. The unprecedented steps taken by the U.S. Government in late 2008 and early 2009 along with similar stimulative actions taken by governments around the world, resulted in improved liquidity in the capital markets and market conditions improved materially in the second half of 2009. However, significant challenges remain for the U.S. economy. Although market conditions have steadily improved since the second half of 2009, unemployment in the United States continues to remain near historically high levels, and conditions are expected to remain challenging for financial institutions in 2011.

Conditions in the housing market have significantly impacted areas of our business. Certain segments of our consumer and commercial loan portfolios have exposure to the housing market. Sovereign Bank had residential real estate loans totaling $11.2 billion at December 31, 2010 of which $1.9 billion is comprised of Alt-A (also known as limited documentation) residential loans compared to $10.7 billion at December 31, 2009 (with $2.3 billion of Alt-A loans). Although losses have been increasing, actual credit losses on these Alt-A loans have been modest and totaled $45.3 million for the year ended December 31, 2010. Future performance of our residential loan portfolio will continue to be significantly influenced by home prices in the residential real estate market, unemployment and general economic conditions.
The homebuilder industry also has been impacted by a decline in new home sales and a reduction in the value of residential real estate which has decreased the profitability and liquidity of these companies. Declines in real estate prices have been the most pronounced in certain states where previous increases were the largest, such as California, Florida and Nevada. Additionally, foreclosures have increased sharply in various other areas due to increasing levels of unemployment. SHUSA provided financing to various homebuilder companies which is included in our commercial loan portfolio. The Company has been working on reducing its exposure to this loan portfolio which has resulted in it declining to $189.4 million at December 31, 2010 compared to $495.1 million a year ago. At December 31, 2010, the entire homebuilder loan portfolio lies in our geographic footprint which generally has had more stable economic conditions on a relative basis compared to the national economy. We will continue to monitor the credit quality of this portfolio in future periods given the recent market conditions and determine the impact, if any, on the allowance for loan losses related to these homebuilder loans.
We have seen signs of stabilization in non-performing assets in our residential loan portfolio. Non-performing assets for this portfolio decreased for the third consecutive quarter to $602.0 million at December 31, 2010, and are comparable to December 31, 2009 levels of $617.9 million. We expect that the difficult housing environment as well as deteriorating economic conditions will continue to impact our residential portfolio.
Sovereign Bank also has $7.0 billion of home equity loans and lines of credit. The majority of this portfolio ($6.7 billion) consists of loans with an average FICO at origination of 782 and an average loan to value of 58.1%. We have total non-performing loans of $125.3 million for this loan portfolio at December 31, 2010 compared to non-performing loans of $117.4 million at December 31, 2009.
SHUSA has $17.8 billion of auto and other consumer loans at December 31, 2010, compared to $10.8 billion at December 31, 2009, of which approximately $7.1 billion of auto loans and $858.2 million of other consumer loans were purchased by SCUSA from third parties during 2010. Our non-performing auto and other consumer loans increased to $592.7 million at December 31, 2010 from $535.9 million at December 31, 2009.
As previously stated, SCUSA’s target customer base is focused on individuals with past credit problems. The current FICO distribution for its $15.9 billion loan portfolio is as follows.

FICO Band	% of Portfolio
> 650	21%
650-601	28%
600-551	27%
550-501	16%
<=500	8%
Although credit loss rates on this portfolio are elevated (3.86% during 2010 and 10.4% during 2009), the pricing model contemplates this as gross loan yields for SCUSA’s portfolio were 18.36% for the year ended December 31, 2010 compared to 22.83% for the year ended December 31, 2009.
In the twelve-month period ended December 31, 2010, non-performing asset loans in each of our commercial portfolios declined. Commercial real estate non-performing loans decreased to $653.2 million at December 31, 2010 from $823.8 million at December 31, 2009. Non-performing multi-family loans decreased to $224.7 million at December 31, 2010 from $382.0 million at December 31, 2009, and non-performing other commercial loans decreased to $528.3 million at December 31, 2010 from $654.3 million at December 31, 2009.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	YEAR ENDED DECEMBER 31,
(Dollars in thousands)	2010	2009
Net interest income	$3,398,639	$2,643,504
Provision for credit losses	1,627,026	1,984,537
Total non-interest income/(losses)	1,029,469	342,297
General and administrative expenses	1,573,100	1,520,460
Other expenses	208,997	603,703
Net income/(loss)	$1,059,375	$161,565
The major factors affecting comparison of earnings between 2010 and 2009 were:
•	Net interest income increased $755.1 million or 28.6% during 2010. Net interest income increased $277.1 million excluding the impact of SCUSA as net interest margin increased from 2.18% in 2009 to 2.71% in 2010.

•	The decrease in provision for credit losses in 2010 is related to the improvement in credit metrics as compared to 2009 when we saw deterioration across our loan portfolio which led to elevated provisioning levels.

•	An increase in fees and other income of $687.2 million. Included in fees and other income:
(1)	Net gains/(losses) on investment securities of $200.6 million and $(157.8) million in 2010 and 2009, respectively. Our 2010 and 2009 results included OTTI charges of $4.8 million and $143.3 million, respectively, on non-agency mortgage backed securities. Our 2009 results also included OTTI charges of $36.9 million on Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”) preferred stock. and a gain of $20.3 million from the subsequent sale of those securities. See Note 6 for additional details.

(2)	An increase in capital markets revenues of $9.7 million, due to higher charges in 2009 to increase reserves for uncollectible swap receivables from customers due to deterioration in the credit worthiness of these companies.

(3)	An increase in mortgage banking revenues in 2010 of $177.5 million. Current year results include a $24.6 million mortgage servicing recovery, as compared to a $3.3 million mortgage servicing impairment in the prior year. Prior year results included charges of $188.9 million to increase our recourse reserves associated with the sales of multi-family loans to Fannie Mae due to worsening credit conditions for these loans.
•	Increases in general and administrative expenses in 2010 were due primarily to an increase in loan expenses which was related to additional servicing fees from SCUSA acquisition activity. Excluding SCUSA, the Company’s general and administrative expenses declined $78.2 million. This reduction has been primarily due to cost management initiatives put in place by Santander since the acquisition. Additionally, Sovereign Bank has reduced its employee base 29% from December 2008 to December 2010.

•	Other expenses were $209.0 million in 2010, as compared to $603.7 million in 2009. Prior year results included $299.1 million of transaction related and other restructuring charges and a $35.3 million FDIC one-time special assessment charge recorded in deposit insurance premiums.

•	SHUSA recorded an income tax benefit of $40.4 million in 2010 compared to an income tax benefit of $1.3 billion in 2009. As previously discussed, SHUSA reversed $309.0 million in 2010 and $1.3 billion in 2009 of deferred tax valuation allowances. See “income tax expense/(benefit)” below and Note 17 for further discussion.
Net Interest Income. Net interest income for 2010 was $3.4 billion compared to $2.6 billion for 2009, or an increase of 28.6%. The increase in net interest income in 2010 was primarily due to increased earnings at SCUSA resulting from 2010 acquisitions. Additionally, Sovereign continues to focus on spreads, both in loans and deposits.
Interest on investment securities and interest-earning deposits was $470.7 million for 2010 compared to $393.8 million for 2009. Our average investment portfolio increased by $919.9 million during 2010 to 18.0% of our total average assets in 2010 compared to 17.4% in 2009. The average life of our investment portfolio has increased to 6.06 years at December 31, 2010 compared to 3.86 years at December 31, 2009. Increasing the average life of our investment portfolio has positively impacted the overall yield on this asset class as our yield increased to 3.36% in 2010 from 3.05% in 2009.
Interest on loans was $4.3 billion and $4.0 billion for 2010 and 2009, respectively. The average balance of loans was $60.4 billion with an average yield of 7.17% for 2010 compared to an average balance of $59.3 billion with an average yield of 6.82% for 2009. At December 31, 2010, approximately 34% of Sovereign Bank’s total loan portfolio reprices monthly or more frequently. SCUSA’s loans are generally fixed rate.
Interest on total deposits was $228.6 million for 2010 compared to $640.5 million for 2009. The average balance of deposits was $35.0 billion with an average cost of 0.65% for 2010 compared to an average balance of $41.0 billion with an average cost of 1.56% for 2009. Additionally, the average balance of non-interest bearing deposits increased to $7.1 billion in 2010 from $6.8 billion in 2009. The decrease in interest expense is due to the lower interest rate environment in 2010, as well as repricing efforts on promotional money market and time deposit accounts during 2010.
Interest on borrowings and other debt obligations was $1.2 billion and $1.1 billion for 2010 and 2009, respectively. The average balance of total borrowings and other debt obligations was $30.2 billion with an average cost of 3.84% for 2010 compared to an average balance of $24.2 billion with an average cost of 4.71% for 2009. The increase in borrowing levels is primarily due to increases at SCUSA. During 2010, the Company, through its SCUSA subsidiary, executed securitization transactions and entered into new lending agreements. The proceeds from these new financing arrangements were used to pay down other warehouse facilities and to fund loan growth.

Table 1 presents a summary on a tax equivalent basis of SHUSA’s average balances, the yields earned on average assets and the cost of average liabilities for the years indicated (in thousands):
Table 1: Net Interest Margin

YEAR ENDED DECEMBER 31
2010	2009	2008
Average	Yield/	Average	Yield/	Average	Yield/
Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Interest-earning assets:
Interest-earning deposits	$1,250,666	$3,320	0.27%	$2,772,893	$7,771	0.28%	$256,268	$4,285	1.67%
Investment securities(1)
Available for sale	13,337,912	508,408	3.81	10,855,257	428,161	3.94	10,498,218	621,906	5.92
Other	659,845	1,235	0.19	700,414	1,761	0.25	930,926	23,786	2.56

Total investments	15,248,423	512,963	3.36	14,328,564	437,693	3.05	11,685,412	649,977	5.56
Loans:
Commercial loan	23,255,452	1,024,413	4.41	26,192,894	1,153,341	4.40	27,501,518	1,560,936	5.68
Multi-family	5,502,976	292,098	5.31	4,530,207	253,687	5.60	4,628,080	275,500	5.95
Consumer:
Residential mortgage	10,993,027	535,783	4.87	11,001,667	574,454	5.22	12,234,402	687,691	5.62
Home equity loans and lines of credit	7,031,078	282,760	4.02	6,912,879	302,619	4.38	6,509,952	367,645	5.65

Total consumer loans secured by real estate	18,024,105	818,543	4.54	17,914,546	877,073	4.90	18,744,354	1,055,336	5.63

Auto loans	13,325,555	2,173,337	16.31	10,366,356	1,740,423	16.79	6,485,098	440,309	6.79
Other	257,055	17,891	6.96	275,388	19,105	6.94	303,131	23,136	7.63

Total Consumer	31,606,715	3,009,771	9.52	28,556,290	2,636,601	9.23	25,532,583	1,518,781	5.95

Total loans	60,365,143	4,326,282	7.17	59,279,391	4,043,629	6.82	57,662,181	3,355,217	5.82

Allowance for loan losses	(2,035,040)	—	—	(1,745,257)	—	—	(836,217)	—	—

Net loans(1)(2)	58,330,103	4,326,282	7.42	57,534,134	4,043,629	7.03	56,825,964	3,355,217	5.90

Total interest-earning assets	73,578,526	4,839,245	6.58	71,862,698	4,481,322	6.24	68,511,376	4,005,194	5.85
Non-interest-earning assets	11,264,845	—	—	10,486,084	—	—	10,170,523	—	—

Total assets	$84,843,371	$4,839,245	5.70%	$82,348,782	$4,481,322	5.44%	$78,681,899	$4,005,194	5.09%

Interest-bearing liabilities:
Deposits:
Retail and commercial deposits	$30,070,825	$201,094	0.67%	$33,161,719	$545,766	1.65%	$31,253,414	$744,856	2.38%
Wholesale deposits	1,066,009	16,327	1.53	4,108,495	76,992	1.87	3,529,553	89,404	2.53
Government deposits	2,195,651	7,355	0.33	2,080,676	12,244	0.59	3,181,711	81,288	2.55
Customer repurchase agreements	1,659,640	3,857	0.23	1,675,575	5,547	0.33	2,346,152	36,040	1.54

Total deposits	34,992,125	228,633	0.65	41,026,465	640,549	1.56	40,310,830	951,588	2.36

Total borrowings and other debt obligations	30,164,757	1,157,217	3.84	24,193,790	1,139,533	4.71	22,887,793	1,089,134	4.76

Total interest bearing liabilities	65,156,882	1,385,850	2.13	65,220,255	1,780,082	2.73	63,198,623	2,040,722	3.23
Non-interest-bearing DDA	7,097,506	—	—	6,809,303	—	—	6,548,894	—	—
Non-interest-bearing liabilities	2,119,883	—	—	2,170,858	—	—	1,416,627	—	—

Total liabilities	74,374,271	1,385,850	1.86	74,200,416	1,780,082	2.40	71,164,144	2,040,722	2.87
Stockholders’ equity	10,469,100	—	—	8,148,366	—	—	7,517,755	—	—

Total liabilities and stockholders’ equity	$84,843,371	$1,385,850	1.63%	$82,348,782	$1,780,082	2.16%	$78,681,899	$2,040,722	2.59%

Net interest spread(3)	4.45%	3.51%	2.62%

Taxable equivalent interest income/net interest margin	3,453,395	4.69%	2,701,240	3.76%	1,964,472	2.87%

Tax equivalent basis adjustment	(54,756)	(57,736)	(82,030)

Net interest income	$3,398,639	$2,643,504	$1,882,442

Ratio of interest-earning assets to interest-bearing liabilities	1.13	x	1.10	x	1.08	x

(1)	The average balance of our non-taxable investment securities for the year-ended December 31, 2010, 2009 and 2008 were $1.8 billion, $1.7 billion and $2.5 billion, respectively. Tax equivalent adjustments to interest on investment securities available for sale for the years ended December 31, 2010, 2009 and 2008 were $42.3 million, $43.9 million and $66.0 million, respectively. Tax equivalent adjustments to loans for the years ended December 31, 2010, 2009 and 2008, were $12.5 million, $13.8 million and $16.0 million, respectively. Tax equivalent interest income is based upon an effective tax rate of 35%.

(2)	Amortization of premiums and discounts on purchased loans and amortization of deferred loan fees, net of origination costs, of $(1.2) million, $1.6 million and $2.8 million for the years ended December 31, 2010, 2009 and 2008, respectively, are included in interest income. Average loan balances include non-accrual loans and loans held for sale.

(3)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

Table 2 presents, on a tax equivalent basis, the relative contribution of changes in volumes and in rates to changes in net interest income for the periods indicated. The change in interest income not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):
Table 2: Volume/Rate Analysis

	YEAR ENDED DECEMBER 31,
	2010 VS. 2009			2009 VS. 2008
	INCREASE/(DECREASE)			INCREASE/(DECREASE)
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Interest-earning deposits	$(4,061)	$(390)	$(4,451)	$9,790	$(6,304)	$3,486
Investment securities available for sale	95,054	(14,807)	80,247	20,498	(214,243)	(193,745)
Investment securities other	(97)	(429)	(526)	(4,746)	(17,279)	(22,025)
Net loans(1)	56,561	226,092	282,653	42,302	646,110	688,412

Total interest-earning assets			357,923			476,128

Interest-bearing liabilities:
Deposits	(83,154)	(328,762)	(411,916)	16,608	(327,647)	(311,039)
Borrowings	251,450	(233,766)	17,684	61,609	(11,210)	50,399

Total interest-bearing liabilities			(394,232)			(260,640)

Net change in net interest income	$(20,839)	$772,994	$752,155	$(10,373)	$747,141	$736,768

(1)	Includes non-accrual loans and loans held for sale.
Provision for Credit Losses. The provision for credit losses is based upon actual credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimation of losses inherent in the current loan portfolio. The provision for credit losses for 2010 was $1.6 billion compared to $2.0 billion for 2009. Excluding SCUSA’s provision for credit losses of $888.2 million for the twelve-month period ended December 31, 2010, SHUSA’s provision for credit losses was $738.8 million, compared to $1.3 billion in 2009. Credit losses remain elevated given recent economic weakness and high unemployment levels which has negatively impacted the credit quality of our loan portfolios.
As a result of the deterioration in the credit quality of our loan portfolio, SHUSA has significantly increased its reserve levels on its loan portfolios. Our reserve for credit losses as a percentage of total loans held for investment has increased to 3.84% from 3.61% at December 31, 2009. Although, we believe current levels of reserves are adequate to cover the incurred losses for these loans, future changes in housing values, interest rates and economic conditions could impact the provision for credit losses for these loans in future periods.
Net charge-offs decreased in 2010 to $1.2 billion, compared to $1.4 billion for the corresponding period in the prior year. Excluding the impact of charge-offs from SCUSA’s loan portfolio of $432.0 million for the twelve-month period ended December 31, 2010, losses on Sovereign Bank’s loan portfolio increased. Sovereign Bank’s annualized net loan charge-offs were 1.59% for the twelve-month period ended December 31, 2010 compared to 1.40% for the corresponding period in the prior year. Although annualized net loan charge-offs increased year over year, the rate has decreased to 1.44% in the second half of year, compared to 1.73% in the first half of 2010. We are hopeful that recent changes to our risk management and collections area that have been implemented subsequent to the acquisition of the Company by Santander as well as recent signs of stabilization in the US economy will result in lower levels of losses in 2011.
Non-performing assets were $2.9 billion or 3.29% of total assets at December 31, 2010, compared to $3.2 billion or 3.92% of total assets at December 31, 2009. The decrease was primarily driven by our commercial real estate, multi-family and commercial and industrial loan portfolios. Management regularly evaluates SHUSA’s loan portfolios and its allowance for loan losses and adjusts the loan loss allowance as deemed necessary.
The ratio of net loan charge-offs to average loans, including loans held for sale, was 2.01% for 2010 (1.59% excluding SCUSA), compared to 2.40% (1.40% excluding SCUSA) for 2009. The consumer loans net charge-off rate was 1.95% for 2010 (0.88% excluding SCUSA) and 3.20% (1.02% excluding SCUSA) for 2009. Commercial loan net charge-offs as a percentage of average commercial loans were 2.07% for 2010 (2.11% excluding SCUSA) compared to 1.65% for 2009 (1.68% excluding SCUSA).

Table 3 presents the activity in the allowance for credit losses for the years indicated (in thousands):
Table 3: Reconciliation of the Allowance for Credit Losses

	2010	2009	2008	2007	2006
Allowance for loan losses, beginning of period	$1,818,224	$1,102,753	$709,444	$471,030	$419,599
Allowance acquired in acquisitions	—	—	—	—	97,824
Allowance established in connection with reconsolidation of previously unconsolidated securitized assets	5,991	—	—	—	—
Acquired allowance for loan losses due to SCUSA contribution from Santander	—	347,302	—	—	—
Provision for loan losses (2)	1,585,545	1,790,559	874,140	394,646	487,418
Allowance released in connection with loan sales or securitizations	—	—	(3,745)	(12,409)	(4,728)
Charge-offs:
Commercial	650,888	518,468	238,470	65,670	56,916
Consumer	861,269	1,232,070	353,244	153,194	537,860

Total charge-offs (1)	1,512,157	1,750,538	591,714	218,864	594,776
Recoveries:
Commercial	54,768	11,288	13,378	15,187	14,097
Consumer	245,079	316,860	101,250	59,854	51,596

Total recoveries	299,847	328,148	114,628	75,041	65,693

Charge-offs, net of recoveries	1,212,310	1,422,390	477,086	143,823	529,083

Allowance for loan losses, end of period	$2,197,450	$1,818,224	$1,102,753	$709,444	$471,030

Reserve for unfunded lending commitments, beginning of period	259,140	65,162	28,302	15,256	18,212
Provision for unfunded lending commitments (2)	41,481	193,978	36,860	13,046	(2,957)

Reserve for unfunded lending commitments, end of period (3)	300,621	259,140	65,162	28,302	15,255

Total allowance for credit losses	$2,498,071	$2,077,364	$1,167,915	$737,746	$486,285

Net charge-offs to average loans (1)	2.01%	2.40%	0.83%	0.25%	0.96%

(1)	The 2006 consumer charge-offs included $389.6 million of charge-offs or 71 basis points related to the lower of cost or market valuation adjustment recorded for the correspondent home equity loans ($382.5 million) and purchased residential mortgage loans ($7.1 million) that were classified as held for sale at December 31, 2006.

(2)	The provision for credit losses on the consolidated statement of operations consists of the sum of the provision for loan losses and the provision for unfunded lending commitments.

(3)	The reserve for unfunded commitments is classified in other liabilities on the consolidated balance sheet.
See Note 1 for SHUSA’s charge-off policy with respect to its various loan types. See Note 7 for further breakout.
Non-interest Income/(Loss). Total non-interest income was $1.0 billion for 2010 compared to $342.3 million for 2009. Several factors contributed to this change as discussed below.
Consumer banking fees were $531.3 million for 2010 compared to $369.8 million in 2009. This increase was primarily due to an increase of $183.7 million in consumer loan fees principally due to higher servicing fees at SCUSA from acquisition volume. Commercial banking fees were $180.3 million for 2010 compared to $187.3 million in 2009.
Mortgage banking results consist of fees associated with servicing loans not held by SHUSA, as well as amortization and changes in the fair value of mortgage servicing rights. Mortgage banking results also include gains or losses on the sales of mortgage, home equity loans and lines of credit and multi-family loans and mortgage-backed securities that were related to loans originated or purchased and held by SHUSA, as well as gains or losses on mortgage banking derivative and hedging transactions. Mortgage banking revenues had a net gain of $48.0 million for 2010 compared to a net loss of $129.5 million for 2009. The 2009 net loss was driven by an increase in recourse reserves on multi-family loans that were sold to Fannie Mae. The increase in the recourse reserves in 2009 were related to deterioration particularly in multi-family loans sold to Fannie Mae that were originated outside of our geographic footprint.

The table below summarizes the components of net mortgage banking revenues (in thousands):

	Twelve-months ended December 31,
	2010	2009
Recoveries of/(Impairments to) mortgage servicing rights	$24,564	$(3,274)
Recoveries/(impairments) to multi-family servicing rights	100	596
Residential mortgage and multi-family servicing fees	54,355	53,943
Amortization of residential mortgage and multi-family servicing rights	(57,350)	(64,897)
Net gains/losses on hedging activities	619	(3,863)
Gain on sales of mortgages	35,909	71,120
Gain/loss on sales of multi-family loans	(10,242)	(183,129)

Total	$47,955	$(129,504)

SHUSA previously sold multi-family loans in the secondary market to Fannie Mae while retaining servicing. In September 2009, the Bank elected to stop selling multi-family loans to Fannie Mae and since that time has retained all production for the loan portfolio. During 2009, SHUSA sold $566.0 million of multi-family loans and recorded gains of $5.8 million. These gains were reduced by increases to recourse reserve levels of $188.9 million in 2009. In 2009, SHUSA sold $5.7 billion of mortgage loans and recorded gains of $71.1 million. The increase in mortgage sales and related gains was due to the low interest rate environment which led to higher mortgage refinancings and improved execution of sales to Fannie Mae and Freddie Mac.
Under the terms of the multi-family sales program with Fannie Mae, we retain a portion of the credit risk associated with such loans. As a result of this agreement with Fannie Mae, SHUSA retains a 100% first loss position on each multi-family loan sold to Fannie Mae under such program until the earlier to occur of (i) the aggregate approved losses on the multi-family loans sold to Fannie Mae reaching the maximum loss exposure for the portfolio as a whole ($217.9 million as of December 31, 2010) or (ii) until all of the loans sold to Fannie Mae under this program are fully paid off.
At December 31, 2010 and December 31, 2009, SHUSA serviced $11.2 billion and $12.3 billion, respectively, of loans for Fannie Mae that had been sold to Fannie Mae pursuant to this program with a maximum potential loss exposure of $217.9 million and $245.7 million, respectively. As a result of retaining servicing, the Company had net loan servicing assets of $3.7 thousand at December 31, 2010. SHUSA recorded servicing asset amortization of $9.4 million and $9.0 million related to the multi-family loans sold to Fannie Mae for 2010 and 2009, respectively, and recognized servicing assets of $3.0 million during 2009.
The Company has established a liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae. This liability represents the amount that the Company estimates that it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon internal specific information an industry-based default curve with a range of estimated losses. At December 31, 2010 and December 31, 2009, SHUSA had a $171.7 million and $184.2 million liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae under this sales program.
Representatives of federal and state government regulators and agencies have announced investigations into procedures followed by mortgage servicing companies and banks in connection with mortgage foreclosures practices. Sovereign Bank (the “Bank”) currently services approximately 155,000 residential mortgage loans and currently has approximately 3,000 residential mortgage loans in the process of foreclosure. The Bank has cooperated in an examination by the Office of Thrift Supervision (“OTS”), its primary federal banking regulator, as part of an interagency horizontal review of foreclosure practices at 14 mortgage servicers. Based on the results of this review, the Bank has implemented corrective action to address deficiencies in its mortgage servicing practices. In addition, the Bank is engaged in discussions with the OTS regarding possible further supervisory action which would require additional measures to address areas that the regulators have identified as needing improvement. While the impact of any supervisory action depends on its final terms, we expect that such action will require significant managerial resources, and additional expenses. In addition, we may also be subject to civil money penalties. We are unable to determine the amount of such penalties or the likelihood of any further action that might be taken by regulators or agencies.
The average number of mortgage and home equity foreclosures initiated monthly for loans serviced by Sovereign Bank and third parties in 2010 is slightly less than 300, of approximately 300,000 total mortgage and home equity loans serviced by Sovereign Bank and third parties as of December 31, 2010.
At December 31, 2010, SHUSA serviced approximately $14.7 billion of residential mortgage loans for others, and the fair value of our net mortgage servicing asset was $148.7 million. This compares to $14.8 billion of residential mortgage loans serviced for others with a fair value residential mortgage servicing asset of $127.9 million at December 31, 2009. The most important assumptions in the valuation of mortgage servicing rights are anticipated loan prepayment rates (CPR speed) and the positive spread we receive on holding escrow related balances. Increases in prepayment speeds (which are generally driven by lower long term interest rates) result in lower valuations of mortgage servicing rights, while lower prepayment speeds result in higher valuations. The escrow related credit spread is the estimated reinvestment yield earned on the serviced loan escrow deposits. Increases in escrow related credit spreads result in higher valuations of mortgage servicing rights while lower spreads result in lower valuations. For each of these items, SHUSA must make assumptions based on future expectations. All of the assumptions are based on standards that we believe would be utilized by market participants in valuing mortgage servicing rights and are consistently derived and/or benchmarked against independent public sources. Additionally, an independent appraisal of the fair value of our mortgage servicing rights is obtained annually and is used by management to evaluate the reasonableness of our discounted cash flow model. For 2010, SHUSA recorded mortgage servicing right recoveries of $24.6 million due to a decrease in prepayment speed assumptions and changes in interest rates compared to impairment charges of $3.3 million in 2009.
Listed below are the most significant assumptions that were utilized by SHUSA in its evaluation of mortgage servicing rights for the periods presented.

	December 31, 2010	December 31, 2009	December 31, 2008
CPR speed	16.82%	24.44%	29.65%
Escrow credit spread	2.41%	3.17%	4.35%
SHUSA will periodically sell qualifying mortgage loans to FHLMC, FNMA and Government National Mortgage Association (“GNMA”) in return for mortgage-backed securities issued by those agencies. The Company reclassifies the net book balance of the loans sold to such agencies from loans to investment securities available for sale. For those loans sold to the agencies in which SHUSA retains servicing rights, the Company allocates the net book balance transferred between servicing rights and investment securities based on their relative fair values.

SHUSA had capital markets revenues of $8.0 million for 2010 compared to losses of $1.8 million in 2009. In 2009, we recorded charges of $19.3 million within capital markets revenue to increase reserves for uncollectible swap receivables from customers due to deterioration in the credit worthiness of these companies.
Income related to bank owned life insurance decreased to $54.1 million for 2010 compared to $58.8 million in 2009. This $4.7 million, or 8.0% decrease, was due to decreased death benefits in 2010.
Net gains/(losses) on investment securities and sale of VISA shares were $200.6 million for 2010, compared to $(157.8) million for 2009. The year ended December 31, 2010 included other-than-temporary impairment charges of $4.8 million on certain non-agency mortgage backed securities. The year ended December 31, 2009 results included other-than-temporary impairment charges of $180.2 million on non-agency mortgage backed securities and FNMA/FHLMC preferred stock as well as a gain of $20.3 million on the sale of our entire FNMA/FHLMC preferred stock portfolio.
General and Administrative Expenses. Total general and administrative expenses were $1.6 billion and $1.5 billion for 2010 and for 2009, respectively, or an increase of 3.5%. The increase in 2010 is primarily related to increased loan expense which was related to additional servicing fees from SCUSA acquisition activity.
Other Expenses. Total other expenses were $209.0 million for 2010 compared to $603.7 million for 2009. Other expenses included amortization expense of core deposit intangibles of $63.4 million for 2010 compared to $75.7 million for 2009. This decrease is due to decreased core deposit intangible amortization expense on previous acquisitions. In 2009, SHUSA recorded merger-related and restructuring charges of $299.1 million for costs associated with the Santander acquisition. The majority of these costs related to change in control payments to certain executives and severance charges of $152.2 million as well as restricted stock acceleration charges of $45.0 million. The Company also incurred fees of approximately $26.4 million to third parties to successfully close the transaction and incurred branch consolidation charges of $32.2 million, write-offs of fixed assets and information technology platforms of $28.5 million. Finally, during the first quarter of 2009, SHUSA redeemed $1.4 billion of high cost FHLB advances incurring a debt extinguishment charge of $68.7 million. This decision was made to reduce interest expense in future periods since the advances were at above market interest rates due to the current low rate environment.
Deposit insurance expense and other costs decreased to $93.2 million in 2010 from $138.7 million in 2009, principally due to the special assessment in 2009 described below. The FDIC charges financial institutions deposit premium assessments to ensure it has reserves to cover deposits that are under FDIC insured limits. The FDIC Board of Directors has established a reserve ratio target percentage of 1.25%. This means that their “target” balance for the reserves is 1.25% of estimated insured deposits. Due to recent bank failures, the reserve ratio is currently below its target balance. In December 2008, the FDIC published a final rule that raised the current deposit assessment rates uniformly for all institutions by 7 basis points, effective in the first quarter of 2009. In 2009, the FDIC announced additional fees would be assessed to institutions who have secured borrowings in excess of 15% of their deposits. The FDIC approved a special assessment charge of 5 cents per $100 of an institution’s assets minus its Tier 1 capital at June 30, 2009 to help bolster the reserve fund, which was payable on September 30, 2009. This resulted in a $35.3 million charge in our results for the three-month period ended June 30, 2009.
Income Tax Expense/(Benefit). SHUSA recorded a benefit of $40.4 million for 2010 compared to a benefit of $1.3 billion for 2009. The effective tax rate for 2010 was (4.0)% compared to (114.3)% for 2009. During the three years ended December 31, 2008, we had cumulative pretax losses and considered this factor in our analysis of deferred taxes. Additionally, based on the continued economic uncertainty that existed at the end of 2008, it was determined that it was probable that the Company would not generate significant pretax income in the near term on a standalone basis. As a result of these facts, SHUSA recorded a $1.4 billion valuation allowance in 2008 against its deferred tax assets. During 2009, Santander contributed the operation of SCUSA into SHUSA. As a result of this contribution, SHUSA updated its deferred tax realizability analysis in 2009 by incorporating future projections of taxable income that would be generated by SCUSA and reduced its deferred tax valuation allowance by $1.3 billion for the year ended December 31, 2009. Due to the profitability of SHUSA in 2010 and expected future growth in profits of SHUSA by the end of 2010, SHUSA considered the projected taxable income of SHUSA and all subsidiaries in its 2010 realizability analysis. As a result, the company reduced its deferred tax valuation allowance by $309.0 million for the year ended December 31, 2010. SHUSA continues to maintain a valuation allowance of $99.3 million related to deferred tax assets subject to carry forward periods where management has determined it is more likely than not these deferred tax assets will remain unused after the carry forward periods have expired. The future realizability of our deferred taxes will be dependent on the earnings generated by SHUSA and its subsidiaries, primarily SCUSA and Sovereign Bank. The actual earnings generated by these entities in the future could negatively impact the realizability of our deferred tax assets in future periods. See Note 17 for a reconciliation of our effective tax rate to the statutory federal rate of 35%.
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
Line of Business Results. The Company’s segments are focused principally around the customers SHUSA serves. The Retail Banking segment is primarily comprised of our branch locations and our residential mortgage business. Our branches offer a wide range of products and services to customers and each attracts deposits by offering a variety of deposit instruments including demand and NOW accounts, money market and savings accounts, certificates of deposits and retirement savings products. Our branches also offer certain consumer loans such as home equity loans and other consumer loan products. It also provides business banking loans and small business loans to individuals. Finally our residential mortgage business reports into our head of Retail Banking. Our Specialized Business segment is primarily comprised of leases to commercial customers, our New York multi-family and national commercial real estate lending group, our automobile dealer floor plan lending group and our indirect automobile lending group. The Corporate segment (formerly known as Middle Market) provides the majority of Sovereign Bank’s commercial lending platforms such as commercial real estate loans and commercial industrial loans and also contains the Company’s related commercial deposits. SCUSA is a specialized consumer finance company engaged in the purchase, securitization, and servicing of retail installment contracts originated by automobile dealers and direct origination of retail installment contracts over the internet. The Global Banking segment (included in the Other category prior to the third quarter of 2010) includes business with large corporate domestic and foreign clients which have larger loan sizes than commercial clients of Sovereign prior to 2009. The Other category includes earnings from the investment portfolio (excluding any investments purchased by SCUSA), interest expense on Sovereign Bank’s borrowings and other debt obligations (excluding any borrowings held by SCUSA), amortization of intangible assets and certain unallocated corporate income and expenses.

For segment reporting purposes, SCUSA continues to be managed as a separate business unit with its own systems and processes. With the exception of this segment, SHUSA’s segment results are derived from the Company’s business unit profitability reporting system by specifically attributing managed balance sheet assets, deposits and other liabilities and their related interest income or expense to each of our segments. Funds transfer pricing methodologies are utilized to allocate a cost for funds used or a credit for funds provided to business line deposits, loans and selected other assets using a matched funding concept. The provision for credit losses recorded by each segment is based on the net charge-offs of each line of business and changes in specific reserve levels for loans in the segment and the difference between the provision for credit losses recognized by the Company on a consolidated basis and the provision recorded by the business line recorded in the Other category. Other income and expenses directly managed by each business line, including fees, service charges, salaries and benefits, and other direct expenses as well as certain allocated corporate expenses are accounted for within each segment’s financial results. Accounting policies for the lines of business are the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business. Where practical, the results are adjusted to present consistent methodologies for the segments. For example, during the first quarter of 2010, the Company reviewed its methodologies for allocating shared services and provision expenses. As a result of this review, certain of these methodologies were revised affecting all segments excluding SCUSA.
The Retail Banking segment’s net interest income increased $72.1 million to $681.1 million in 2010, primarily due to lower structural funding costs and pricing discipline in loans and customer deposits. The net spread on a match funded basis for this segment was 1.20% in 2010 compared to 1.03% in 2009. The average balance of Retail Banking segment’s loans was $21.5 billion and $22.0 billion during 2010 and 2009, respectively. The average balance of deposits was $34.8 billion in 2010 compared to $38.2 billion in 2009. The provision for credit losses increased in 2010 to $243.8 million from $194.7 million in 2009, as early 2010 charge-off levels continued to increase from 2009 levels before signs of stabilization later in 2010. Provisions have been at elevated levels since the third quarter of 2008 and will continue to be impacted by weak economic conditions and high levels of unemployment. General and administrative expenses (including allocated corporate and direct support costs) decreased from $988.2 million for 2009 to $920.4 million for 2010. The decrease in general and administrative expenses is due to tighter cost controls and a lower headcount within our retail banking segment.
The Specialized Business segment net interest income decreased $43.9 million to $267.2 million in 2010. The net spread on a match funded basis for this segment was 1.81% in 2010 compared to 1.80% in 2009. The average balance of loans was $14.5 billion and $17.0 billion during 2010 and 2009, respectively. The average balance of deposits was $172.2 million in 2010 compared to $322.0 million in 2009. The increase in fees and other income of $166.8 million to $31.0 million for 2010 was primarily generated by a $188.9 million charge in 2009 to increase our recourse reserves associated with the sales of multi-family loans to Fannie Mae. The provision for credit losses decreased $275.5 million in 2010 to $312.6 million due primarily to a lower level of specific reserves. In 2009 credit losses in this segment were much higher than anticipated due primarily to auto loans that were originated by our Southeast and Southwest production offices. General and administrative expenses (including allocated corporate and direct support costs) decreased from $108.4 million for 2009 to $101.6 million for 2010.
The Corporate segment net interest income increased $20.2 million to $339.8 million for 2010 compared to 2009. The average balance of loans was $11.8 billion in 2010 versus $13.3 billion during 2009. The net spread on a match funded basis for this segment was 1.95% in 2010 compared to 1.77% in 2009. The provision for credit losses decreased by $150.6 million in 2010 to $153.1 million due to a decrease in specific reserve allocations on certain segments within our commercial loan portfolio. The 2009 provisions included an increase in specific reserve levels due to conforming to Santander’s reserve allocation methodology. General and administrative expenses (including allocated corporate and direct support costs) decreased from $135.5 million for 2009 to $131.8 million in 2010 due to tighter expense management controls and lower headcount levels due to staff reductions.
The Global Banking segment net interest income increased $19.7 million to $26.4 million for 2010 compared to 2009 due to an increase in our commercial loan portfolio. The average balance of loans was $1.1 billion in 2010 versus $320.3 million during 2009. The net spread on a match funded basis for this segment was 1.90% in 2010 compared to 1.63% in 2009. General and administrative expenses (including allocated corporate and direct support costs) increased from $5.8 million for 2009 to $6.7 million in 2010.
The SCUSA segment net interest income increased $478.1 million to $1.8 billion in 2010 compared to 2009 due to increased earnings resulting from 2010 acquisitions. The average balance of loans was $11.2 billion in 2010 versus $6.6 billion in 2009. Average borrowings in 2010 were $10.7 billion with an average cost of 2.97% compared to $6.1 billion with an average cost of 3.84% in 2009. The increase in fees and other income of $193.7 million to $245.6 million for 2010 was primarily due to higher servicing fees at SCUSA from acquisition volume. The provision for credit losses increased in 2010 to $888.2 million from $720.9 million in 2009. General and administrative expenses increased from $253.0 million in 2009 to $391.8 million in 2010. SCUSA continues to remain profitable due to strong pricing on its loan portfolio, favorable financing costs and adequate sources of liquidity which in part is attributable to its relationship with Santander. Additionally, SCUSA’s successful servicing and collection practices have enabled them to maximize cash collections on their portfolio and generate servicing fee income. Future profitability levels will depend on controlling credit losses and continuing to be able to effectively price its portfolio. SCUSA’s business has also been favorably impacted by the fact that certain competitors have exited the subprime auto market.
The net loss before income taxes for the Other category decreased from $573.6 million in 2009 to income of $429.3 million in 2010. Net interest income increased from $119.7 million in 2009 to $328.8 million for 2010. The 2009 results included charges of $36.9 million and $143.3 million related to the OTTI charges on FNMA and FHLMC preferred stock and the non-agency mortgage backed securities portfolio, respectively. Additionally, 2009 results included charges of $299.1 million related to certain restructuring and merger charges. Finally, the Other category included deferred tax valuation allowance reversals of $309.0 million in 2010 and $1.3 billion in 2009.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2009 AND 2008

	YEAR ENDED DECEMBER 31,
(Dollars in thousands, except per share data)	2009	2008
Net interest income	$2,643,504	$1,882,442
Provision for credit losses	1,984,537	911,000
Total non-interest income	342,297	(818,743)
General and administrative expenses	1,520,460	1,484,306
Other expenses	603,703	302,027
Net (loss)/income	$161,565	$(2,357,210)
The major factors affecting comparison of earnings and diluted earnings per share between 2009 and 2008 were:
•	Net interest income increased 40.4% during 2009. Net interest income decreased $516.3 million excluding the impact of SCUSA as net interest margin decreased from 2.87% in 2008 to 2.18% in 2009 and due to the impact of the interest rate environment as previously discussed. Additionally, interest earning assets, excluding SCUSA, decreased approximately $3.1 billion as certain non-core assets ran-off and we experienced decreased loan demand in our commercial loan portfolio due to economic conditions.

•	The increase in provision for credit losses in 2009 is related to the previously mentioned deterioration in our loan portfolios due to the current economic environment.

•	An increase in fees and other income of $1.1 billion. Included in fees and other income:
(1)	Net losses on investment securities of $157.8 million and $1.5 billion in 2009 and 2008, respectively. Our 2009 and 2008 results included OTTI charges of $143.3 million and $307.9 million, respectively, on non-agency mortgage backed securities. The deteriorating economic conditions have significantly impacted the fair value of certain non-agency mortgage backed securities. The collateral for these securities consists of residential loans originated by a diverse group of private label issuers. For the year ended December 31, 2009 and 2008, it was concluded that the Company would not recover all of its outstanding principal on certain bonds in our non-agency mortgage backed portfolio. Additionally, our 2009 and 2008 results included OTTI charges of $36.9 million and $575.3 million, respectively, on Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”) preferred stock. On September 7, 2008 the U.S. Treasury, the Federal Reserve and the Federal Housing Finance Agency (FHFA) announced that the FHFA was putting FNMA and FHLMC under conservatorship and giving management control to their regulator, the FHFA. In connection with this action, the dividends on our preferred shares were eliminated thereby significantly reducing the value of this investment. In the third quarter of 2009, SHUSA decided to sell its entire FHLMC/FNMA preferred stock portfolio and recorded a gain of $20.3 million since the market value of these securities had increased since our last write down on March 31, 2009. Net losses on investment securities in 2008 also included a $602.3 million loss on the sale of our CDO portfolio. See Note 6 for additional details.

(2)	A decrease in capital markets revenues of $25.6 million due to charges of $19.3 million to increase reserves for uncollectible swap receivables from customers due to deterioration in the credit worthiness of these companies.

(3)	A decrease in mortgage banking revenues in 2009 of $116.3 million due to an increase to recourse reserves on multi-family loan sales of $171.0 million due to worsening credit conditions for these loans, partially offset by higher residential mortgage gains of $52.1 million due to increased volumes form the low interest rate environment which resulted in a higher level of refinancings in 2009 compared to 2008.
•	Increases in general and administrative expenses in 2009 were due primarily to the contribution of SCUSA. Excluding SCUSA, the Company’s general and administrative expenses declined $216.9 million. This reduction has been primarily due to cost management initiatives put in place by Santander since the acquisition. Additionally, Sovereign Bank has reduced its employee base 24% from December 2008 to December 2009.

•	Increases of $335.5 million and $99.9 million in merger-related and restructuring charges and deposit insurance premiums have led to an increase in other expense. These increases were partially offset by an impairment charge of $95.0 million in the fourth quarter of 2008 recorded on an equity method investment in a multifamily loan broker. In connection with the acquisition by Santander, Sovereign Bank incurred merger-related and restructuring charges of $233.3 million during the three months ended March 31, 2009. The majority of these costs related to change in control payments to certain executives and severance charges of $152.2 million, debt extinguishment charges of $68.7 million as well as restricted stock acceleration charges of $45.0 million. The Company also incurred fees of approximately $26.4 million to third parties to successfully close the transaction. Subsequent to the acquisition, the Company decided to prepay $1.4 billion of higher cost FHLB advances to lower funding costs in future periods and as a result incurred a debt extinguishment charge of $68.7 million.

•	SHUSA recorded an income tax benefit of $1.3 billion in 2009 compared to an income tax provision of $723.6 million in 2008. As previously discussed 2008 results included a valuation allowance of $1.4 billion due to the conclusion that it was more likely than not that our deferred tax assets were not realizable on a stand alone basis. In 2009, SHUSA reversed $1.3 billion of valuation allowance due to the contribution of SCUSA. See a later section of the MD&A title income tax expense/(benefit) for further discussion.
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
Interest on loans was $4.0 billion and $3.3 billion for 2009 and 2008, respectively. The average balance of loans was $59.3 billion with an average yield of 6.82% for 2009 compared to an average balance of $57.7 billion with an average yield of 5.82% for 2008. The increase in average yields and balances year to year is due primarily to the impact of SCUSA which added $7.9 billion of loans in 2009. Excluding the impact of SCUSA, interest on loans has declined by $810.1 million due to a $5.0 billion reduction in our average loan portfolio and the low interest rate environment which has negatively impacted yields on our variable rate loan products. At December 31, 2009, approximately 33% of our total loan portfolio reprices monthly or more frequently.
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

The table below summarizes the components of net mortgage banking revenues (in thousands):

	Twelve-months ended December 31,
	2009	2008
Impairments to mortgage servicing rights	$(3,274)	$(47,342)
Recoveries/(Impairments to) multi-family servicing rights	596	(5,916)
Residential mortgage and multi-family servicing fees	53,943	50,002
Amortization of residential mortgage and multi-family servicing rights	(64,897)	(36,259)
Net gains on hedging activities	(3,863)	6,205
Gain on sales of mortgages	71,120	18,985
Gain on sales of multi-family loans	(183,129)	1,099

Total	$(129,504)	$(13,226)

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
Income Tax Expense/(Benefit). SHUSA recorded a benefit of $1.3 billion for 2009 compared to a provision of $723.6 million for 2008. The effective tax rate for 2009 was (114.3%) compared to 44.3% for 2008. During the three years ended December 31, 2008, we had cumulative pretax losses and considered this factor in our analysis of deferred taxes. Additionally, based on the continued economic uncertainty that existed at the end of 2008, it was determined that it was probable that the Company would not generate significant pretax income in the near term on a standalone basis. As a result of these facts, SHUSA recorded a $1.4 billion valuation allowance against its deferred tax assets. In 2009, Santander contributed the operation of SCUSA into SHUSA. SCUSA generated pre-tax income of $332.2 million for the year ended December 31, 2009. As a result of this contribution, SHUSA updated its deferred tax realizability analysis by incorporating the future projections of SCUSA taxable income. As a result of incorporating future taxable income projections of SCUSA, the Company reduced its deferred tax valuation allowance by $1.3 billion during 2009. At December 31, 2009, SHUSA maintained a valuation allowance of $408.3 million related to deferred tax assets. See Note 17 for a reconciliation of our effective tax rate to the statutory federal rate of 35%.
Line of Business Results. The Company’s segments are focused principally around the customers SHUSA serves. The Retail Banking segment is primarily comprised of our branch locations and our residential mortgage business. Our branches offer a wide range of products and services to customers and each attracts deposits by offering a variety of deposit instruments including demand and NOW accounts, money market and savings accounts, certificates of deposits and retirement savings products. Our branches also offer certain consumer loans such as home equity loans and other consumer loan products. It also provides business banking loans and small business loans to individuals. Finally our residential mortgage business reports into our head of Retail Banking. Our Specialized Business segment is primarily comprised of leases to commercial customers, our New York multi-family and national commercial real estate lending group, our automobile dealer floor plan lending group and our indirect automobile lending group. The Corporate segment (formerly known as Middle Market) provides the majority of Sovereign Bank’s commercial lending platforms such as commercial real estate loans and commercial industrial loans and also contains the Company’s related commercial deposits. SCUSA is a specialized consumer finance company engaged in the purchase, securitization, and servicing of retail installment contracts originated by automobile and direct origination of retail installment contracts over the internet. The Global Banking segment (included in the Other category prior to the third quarter of 2010) includes business with large corporate domestic and foreign clients which have larger loan sizes than commercial clients of Sovereign prior to 2009. The Other category includes earnings from the investment portfolio (excluding any investments purchased by SCUSA), interest expense on Sovereign Bank’s borrowings and other debt obligations (excluding any borrowings held by SCUSA), amortization of intangible assets and certain unallocated corporate income and expenses.
For segment reporting purposes, SCUSA continues to be managed as a separate business unit with its own systems and processes. With the exception of this segment, SHUSA’s segment results are derived from the Company’s business unit profitability reporting system by specifically attributing managed balance sheet assets, deposits and other liabilities and their related interest income or expense to each of our segments. Funds transfer pricing methodologies are utilized to allocate a cost for funds used or a credit for funds provided to business line deposits, loans and selected other assets using a matched funding concept. The provision for credit losses recorded by each segment is based on the net charge-offs of each line of business and changes in specific reserve levels for loans in the segment and the difference between the provision for credit losses recognized by the Company on a consolidated basis and the provision recorded by the business line recorded in the Other category. Other income and expenses directly managed by each business line, including fees, service charges, salaries and benefits, and other direct expenses as well as certain allocated corporate expenses are accounted for within each segment’s financial results. Accounting policies for the lines of business are the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business. Where practical, the results are adjusted to present consistent methodologies for the segments. For example, during the first quarter 2010, the Company reviewed its methodologies for allocating shared services and provision expenses. As a result of this review, certain of these methodologies were revised affecting all segments excluding SCUSA.
The Retail Banking segment’s net interest income decreased $204.3 million to $609.0 million in 2009. The decrease in net interest income was principally due to margin compression on a matched funded basis due to the recent Federal Reserve interest rate cuts which have reduced the spreads that our Retail Banking segment receives on their deposits. The net spread on a match funded basis for this segment was 1.03% in 2009 compared to 1.40% in 2008. The average balance of Retail Banking segment’s loans was $22.0 billion and $23.2 billion during 2009 and 2008, respectively. The average balance of deposits was $38.2 billion in 2009 compared to $36.8 billion in 2008. In addition to the Federal Reserve rate cuts which negatively impacted deposit spreads, Sovereign Bank originated a high level of promotional money market and time deposit balances in late September and early October of 2008 prior to being acquired by Santander. These deposits helped stabilize our liquidity levels but were at above market rate costs and as a result have hurt the Retail Banking segments deposit spreads. We intend to reprice these deposits to market based terms when the promotional periods expire and we expect that deposit spreads in future periods will improve. The provision for credit losses decreased in 2009 to $194.7 million from $203.1 million in 2008. General and administrative expenses (including allocated corporate and direct support costs) decreased from $1.1 billion for 2008 to $988.2 million for 2009. The decrease in general and administrative expenses is due to tighter cost controls and a lower headcount within our retail banking segment.

The Specialized Business segment net interest income decreased $36.4 million to $311.2 million in 2009. The net spread on a match funded basis for this segment was 1.80% in 2009 compared to 1.88% in 2008. The average balance of loans was $17.0 billion and $20.6 billion during 2009 and 2008, respectively. The average balance of deposits was $322.0 million in 2009 compared to $435.9 million in 2008. The decrease in fees and other income of $228.6 million to $(135.8) million for 2009 was primarily generated by a $188.9 million charge to increase our recourse reserves associated with the sales of multi-family loans to Fannie Mae. The provision for credit losses increased in 2009 to $588.1 million from $456.1 million in 2008 due primarily to a higher level of allowances on our multi-family loan portfolio. Credit losses in this segment were much higher than anticipated due primarily to auto loans that were originated by our Southeast and Southwest production offices. General and administrative expenses (including allocated corporate and direct support costs) decreased from $125.6 million for 2008 to $108.4 million for 2009.
The Corporate segment net interest income decreased $87.5 million to $319.6 million for 2009 compared to 2008 due to a decrease in our commercial loan portfolios from reduced demand for these loan products due to the current economic environment. The average balance of loans was $13.3 billion in 2009 versus $13.8 billion during 2008. The net spread on a match funded basis for this segment was 1.77% in 2009 compared to 2.07% in 2008. The provision for credit losses increased by $45.5 million in 2009 to $303.7 million due to higher reserve allocations on certain segments within our commercial loan portfolio, particularly those related to the residential real estate industry. Provision levels have been at elevated levels since the third quarter of 2008 due to the weak economic environment. Future provision levels will continue to be significantly impacted by economic conditions. General and administrative expenses (including allocated corporate and direct support costs) decreased from $176.2 million for 2008 to $135.5 million in 2009 due to tighter expense management controls and lower headcount levels due to staff reductions.
The Global Banking segment net interest income was $6.7 million in 2009. The average balance of loans was $320.3 million in 2009. The net spread on a match funded basis for this segment was 1.63% in 2009. General and administrative expenses (including allocated corporate and direct support costs) were $5.8 million in 2009.
The SCUSA segment net interest income was $1.3 billion in 2009. The average balance of loans was $6.6 billion in 2009. Average borrowings were $6.1 billion with an average cost of 3.84% in 2009. Fees and other income were $51.9 million in 2009. The provision for credit losses was $720.9 million in 2009. General and administrative expenses were $253.0 million in 2009. SCUSA continues to remain profitable due to aggressive pricing on its loan portfolio, favorable financing costs and adequate sources of liquidity which in part is attributable to its relationship with Santander. Additionally, SCUSA’s successful servicing and collection practices have enabled them to maximize cash collections on their portfolio and generate servicing fee income. Future profitability levels will depend on controlling credit losses and continuing to be able to effectively price its portfolio. SCUSA’s business has also been favorably impacted by the fact that certain competitors have exited the subprime auto market.
The net loss before income taxes for the Other category decreased from $1.2 billion in 2008 to $573.6 million in 2009. Net interest income decreased from $315.5 million in 2008 to $119.7 million for 2009. The 2009 results included charges of $36.9 million and $143.3 million related to the OTTI charges on FNMA and FHLMC preferred stock and the non-agency mortgage backed securities portfolio, respectively. Additionally, 2009 results included charges of $299.1 million related to certain restructuring and merger charges. The 2008 loss resulted from the previously discussed $602.3 million loss on the sale of our CDO portfolio, $307.9 million OTTI charge on non-agency mortgage backed securities and $575.3 million OTTI charge on FNMA and FHLMC preferred stock. The 2008 results included charges associated with executive and other employee severance arrangements and certain other restructuring activities of $23.4 million. Finally, the Other category included a deferred tax asset valuation allowance of $1.4 billion and a $95.0 million impairment charge related to our equity method investments in 2008 whereas 2009 results include a deferred tax valuation reversal of $1.3 billion.
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
Allowance for Loan Losses and Reserve for Unfunded Lending Commitments. The allowance for loan losses and reserve for unfunded lending commitments represent management’s best estimate of probable losses inherent in the loan portfolio. The adequacy of SHUSA’s allowance for loan losses and reserve for unfunded lending commitments is regularly evaluated. This evaluation process is subject to numerous estimates and applications of judgment. Management’s evaluation of the adequacy of the allowance to absorb loan losses takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans which have loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. Management also considers loan quality, changes in the size and character of the loan portfolio, amount of non-performing loans, and industry trends. During 2010 and 2009, we recorded significant increases to the provision for credit losses and the allowance for loan losses and reserve for unfunded lending commitments as a result of higher credit losses and deterioration in asset quality statistics for the commercial and consumer loan portfolios. Changes in these estimates could have a direct material impact on the provision for credit losses recorded in the income statement and could result in a change in the recorded allowance and reserve for unfunded lending commitments. For example, a change in the estimate resulting in a 5% to 10% difference in the allowance for loan losses and reserve for unfunded lending commitments would have resulted in an additional provision for credit losses of $124.9 million to $249.8 million as of December 31, 2010. The loan portfolio also represents the largest asset on our consolidated balance sheet. Note 1 to the consolidated financial statements describes the methodology used to determine the allowance for loan losses and reserve for unfunded lending commitments and a discussion of the factors driving changes in the amount of the allowance for loan losses and reserve for unfunded lending commitments is included in the Credit Risk Management section of this MD&A.

Goodwill. The purchase method of accounting for business combinations requires the Company to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the assets acquired and liabilities assumed. The excess of the purchase price of an acquired business over the fair value of the identifiable assets and liabilities represents goodwill. Goodwill totaled $4.1 billion at December 31, 2010.
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
SHUSA’s segments are focused principally around the customers SHUSA serves. The Retail Banking segment is primarily comprised of our branch locations and our residential mortgage business. Our branches offer a wide range of products and services to customers and each attracts deposits by offering a variety of deposit instruments including demand and NOW accounts, money market and savings accounts, certificates of deposits and retirement savings products. Our branches also offer certain consumer loans such as home equity loans and other consumer loan products. It also provides business banking loans and small business loans to individuals. Finally our residential mortgage business reports into our head of Retail Banking. Our Specialized Business segment is primarily comprised of leases to commercial customers, our New York multi-family and national commercial real estate lending group, our automobile dealer floor plan lending group and our indirect automobile lending group. The Corporate segment (formerly known as Middle Market) provides the majority of Sovereign Bank’s commercial lending platforms such as commercial real estate loans and commercial industrial loans and also contains the Company’s related commercial deposits. SCUSA is a specialized consumer finance company engaged in the purchase, securitization, and servicing of retail installment contracts originated by automobile dealers and direct origination of retail installment contracts over the internet. The Global Banking segment (included in the Other segment prior to the third quarter of 2010) includes business with large corporate domestic and foreign clients which have larger loan sizes than commercial clients of Sovereign prior to 2009.
We utilize a discounted cash flow analysis as well as various market approaches to estimate the fair value of our reporting units using market based assumptions. At December 31, 2010, the date of our annual required assessment, the fair value of the retail, Corporate and SCUSA segments exceeded book value. Our retail segment had $2.3 billion and the Corporate segment had $1.2 billion of goodwill assigned to it, and the SCUSA segment had $0.7 billion of goodwill assigned to it.
Derivatives and Hedging Activities. SHUSA uses various derivative financial instruments to assist in managing interest rate risk. Derivative financial instruments are recorded at fair value as either assets or liabilities on the consolidated balance sheet. The accounting for changes in the fair value of a derivative instrument is determined by whether it has been designated and qualifies as part of a hedging relationship and on the type of hedging relationship. Transactions hedging changes in the fair value of a recognized asset, liability, or firm commitment are classified as fair value hedges. Derivative instruments hedging exposure to variable cash flows of recognized assets, liabilities or forecasted transactions are classified as cash flow hedges.
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
During 2010 and 2009, SHUSA had cash flow hedges recorded in the consolidated balance sheet as “other assets” or “other liabilities” as applicable. At December 31, 2010, no hedges were designated in fair value hedging relationships, although, during 2009, SHUSA did have fair value hedges. For both fair value and cash flow hedges, certain assumptions and forecasts related to the impact of changes in interest rates on the fair value of the derivative and the item being hedged must be documented at the inception of the hedging relationship to demonstrate that the derivative instrument will be effective in hedging the designated risk. If these assumptions or forecasts do not accurately reflect subsequent changes in the fair value of the derivative instrument or the designated item being hedged, SHUSA might be required to discontinue the use of hedge accounting for that derivative instrument. Once hedge accounting is terminated, all subsequent changes in the fair market value of the derivative instrument must be recorded in earnings, possibly resulting in greater volatility in SHUSA’s earnings. If SHUSA’s outstanding derivative positions that qualified as hedges at December 31, 2010, were no longer considered effective, and thus did not qualify as hedges, the impact in 2010 would have been to lower pre-tax earnings by approximately $174 million.
Income Taxes. Deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. See Note 17 for details on the Company’s income taxes.
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
Financial Condition
Loan Portfolio. SHUSA’s loan portfolio at December 31, 2010 was $65.2 billion and was comprised of $29.2 billion of commercial loans (includes $6.7 billion of multi-family loans), $18.2 billion of consumer loans secured by real estate and $17.8 billion of consumer loans not secured by real estate. This compares to $29.1 billion of commercial loans (including $4.6 billion of multi-family loans), $17.8 billion of consumer loans secured by real estate, and $10.8 billion of consumer loans not secured by real estate at December 31, 2009.
Consumer loans secured by real estate (consisting of home equity loans and lines of credit of $7.0 billion and residential loans of $11.2 billion) totaled $18.2 billion at December 31, 2010, compared to $17.8 billion at December 31, 2009. During 2010, SHUSA sold a lower percentage of its loan production to FNMA and FHLMC than in 2009 which led to an increase in our consumer secured by real estate portfolio as management focused on growth of the residential mortgage loan portfolio in 2010.
Consumer loans not secured by real estate increased by 65.6% or $7.1 billion in 2010 to $17.8 billion, primarily as a result of the SCUSA loan purchases from third parties during 2010. Excluding SCUSA, auto loans declined $1.5 billion due to run-off in Sovereign Bank’s indirect auto loan portfolio. Sovereign Bank ceased originating all indirect auto loans as of January 2009.
Table 4 presents the composition of SHUSA’s loan portfolio by type of loan and by fixed and variable rates at the dates indicated (in thousands):
Table 4: Composition of Loan Portfolio

	AT DECEMBER 31,
	2010		2009		2008		2007		2006
	BALANCE	PERCENT	BALANCE	PERCENT	BALANCE	PERCENT	BALANCE	PERCENT	BALANCE	PERCENT
Commercial real estate loans	$11,311,167	17.4%	$12,453,575	21.6%	$13,181,624	23.6%	$12,306,914	21.2%	$11,514,983	18.4%
Commercial and industrial loans	11,101,187	17.0	12,071,896	20.9	14,078,893	25.2	14,359,688	24.8	13,188,909	21.0
Multi-family	6,746,558	10.3	4,588,403	8.0	4,526,111	8.1	4,246,370	7.3	5,768,451	9.2

Total Commercial Loans	29,158,912	44.7	29,113,874	50.5	31,786,628	56.9	30,912,972	53.3	30,472,343	48.6

Residential mortgages	11,179,713	17.2	10,726,620	18.6	11,417,108	20.5	13,341,193	23.0	17,404,730	27.7
Home equity loans and lines of credit	7,005,539	10.7	7,069,491	12.2	6,891,918	12.3	6,197,148	10.7	9,443,560	15.1

Total Consumer Loans secured by real estate	18,185,252	27.9	17,796,111	30.8	18,309,026	32.8	19,538,341	33.7	26,848,290	42.8

Auto loans	16,714,124	25.7	10,496,510	18.2	5,482,852	9.8	7,236,301	12.5	4,990,869	7.9
Other	1,109,659	1.7	264,676	0.5	290,725	0.5	299,572	0.5	419,759	0.7

Total Consumer Loans	36,009,035	55.3	28,557,297	49.5	24,082,603	43.1	27,074,214	46.7	32,258,918	51.4

Total Loans	$65,167,947	100.0%	$57,671,171	100.0%	$55,869,231	100.0%	$57,987,186	100.0%	$62,731,261	100.0%

Total Loans with:
Fixed rates	$41,555,482	63.8%	$33,786,934	58.6%	$29,895,105	53.5%	$33,658,174	58.0%	$39,859,623	63.5%
Variable rates	23,612,465	36.2	23,884,237	41.4	25,974,126	46.5	24,329,012	42.0	22,871,638	36.5

Total Loans	$65,167,947	100.0%	$57,671,171	100.0%	$55,869,231	100.0%	$57,987,186	100.0%	$62,731,261	100.0%

Table 5 presents the contractual maturity of SHUSA’s commercial loans at December 31, 2010 (in thousands):
Table 5: Commercial Loan Maturity Schedule

	AT DECEMBER 31, 2010, MATURING
	In One Year	One To	After
	Or Less	Five Years	Five Years	Total
Commercial real estate loans	$2,061,057	$5,477,531	$3,772,579	$11,311,167
Commercial and industrial loans	2,728,893	6,964,605	1,407,689	11,101,187
Multi-family loans	601,989	3,528,831	2,615,738	6,746,558

Total	$5,391,939	$15,970,967	$7,796,006	$29,158,912

Loans with:
Fixed rates	$1,265,746	$7,477,262	$4,707,454	$13,450,462
Variable rates	4,126,193	8,493,705	3,088,552	15,708,450

Total	$5,391,939	$15,970,967	$7,796,006	$29,158,912

Investment Securities. SHUSA’s investment portfolio is concentrated in highly rated corporate-backed and asset-backed securities as well as mortgage-backed securities and collateralized mortgage obligations issued by federal agencies or private institutions. SHUSA’s available for sale investment strategy is to purchase liquid investments (fixed rate and floating rate) so that the average duration of the portfolio is 3-5 years. This strategy helps ensure that the Company’s overall interest rate risk position stays within policy requirements. The effective duration of our investment portfolio at December 31, 2010 was 4.61 years.
In determining if and when a decline in market value below amortized cost is other-than-temporary, SHUSA considers the duration and severity of the unrealized loss, the financial condition and near-term prospects of the issuers, and SHUSA’s intent and ability to hold the investments to allow for a recovery in market value in a reasonable period of time. When such a decline in value is deemed to be other-than-temporary, an impairment loss is recognized in current period operating results to the extent of the decline. See Note 6 for further discussion and analysis of our determination that the unrealized losses in the investment portfolio at December 31, 2010 and 2009 were considered temporary.
Our 2010 and 2009 results included OTTI charges of $4.8 million and $143.3 million, respectively, on non-agency mortgage backed securities. Economic conditions have significantly impacted the fair value of certain non-agency mortgage backed securities. The collateral for these securities consists of residential loans originated by a diverse group of private label issuers. For the year ended December 31, 2010 and 2009, it was concluded that the Company would not recover all of its outstanding principal on certain bonds in our non-agency mortgage backed portfolio. Our 2009 results included OTTI charges of $36.9 million respectively, on Fannie Mae (“FNMA”) and Freddie Mac (“FHLMC”) preferred stock. In 2009, SHUSA sold its FHLMC/FNMA preferred stock portfolio and recorded a gain of $20.3 million.
Unrealized losses on the Company’s state and municipal bond portfolio increased to $120.3 million at December 31, 2010 from $48.6 million at December 31, 2009 primarily due to a rise in the Municipal rate yield curve, which has an adverse effect on the pricing of municipal bonds. The portfolio ($1.5 billion) consists of general obligation bonds of states, cities, counties and school districts. This portfolio has a weighted average underlying credit risk rating of AA-. The Company has determined that the unrealized losses on the portfolio are due to an increase in credit spreads (but not expected losses) and concerns with respect to the financial strength of third party insurers. However, even if it was assumed that the insurers could not honor their obligation, our underlying portfolio is still investment grade and the Company believes that we will collect all scheduled principal and interest. The Company has concluded these unrealized losses are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover its cost, which may be at maturity. The remainder of this portfolio consists of taxable municipals acquired in 2010.
The unrealized losses on the non-agency securities portfolio decreased to $147.0 million December 31, 2010 from $358.2 million at December 31, 2009. Other than what is described in the following paragraph, this portfolio consists primarily of highly rated non-agency mortgage-backed securities from a diverse group of issuers in the private-label market. The Company has determined that the unrealized losses on the portfolio are due to an increase in credit spreads and liquidity issues in the marketplace compared to the time of original purchase. The decrease in the unrealized loss from December 31, 2009 to December 31, 2010 on the non-agency portfolio was primarily driven by an improvement in credit spreads and liquidity issues. The Company has concluded these unrealized losses are temporary in nature on the majority of this portfolio since we believe based on modeled projections, that there is sufficient credit subordination associated with these securities and the Company has the intent and ability to hold these investments for a time necessary to recover its cost, which may be maturity. Additionally, our investments are in senior positions that are in excess of current and expected cumulative loss positions.
SHUSA has recorded OTTI charges on fourteen bonds which have a remaining book value of $874.3 million at December 31, 2010. See Note 6 for further discussion.
Table 6 presents the book value of investment securities by obligor and Table 7 presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies and corporations) having an aggregate book value in excess of 10% of SHUSA’s stockholders’ equity that were held by SHUSA at December 31, 2010 (dollars in thousands):
Table 6: Investment Securities by Obligor

	AT DECEMBER 31,
	2010	2009	2008
Investment securities available for sale:
U.S. Treasury and government agencies	$377,393	$365,727	$258,030
FNMA, FHLMC, and FHLB securities	4,324,002	2,812,139	5,122,097
State and municipal securities	1,882,280	1,802,426	1,629,113
Other securities	6,788,173	8,629,106	2,292,099

Total investment securities available for sale	$13,371,848	$13,609,398	$9,301,339

FHLB stock	614,241	669,998	674,498
Other investments	—	22,242	44,273

Total investment portfolio	$13,986,089	$14,301,638	$10,020,110

Table 7: Investment Securities of Single Issuers

	AT DECEMBER 31, 2010
	Amortized	Fair
	Cost	Value
FNMA	$1,548,983	$1,556,476
FHLMC	2,710,749	2,747,526

Total	$4,259,732	$4,304,002

Investment Securities Available for Sale. Securities expected to be held for an indefinite period of time are classified as available for sale and are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity, net of estimated income taxes, unless a decline in value is deemed to be other-than-temporary in which case the decline is recorded in current period operating results. The majority of our securities have readily determinable market prices that are derived from third party pricing services. Decisions to purchase or sell these securities are based on economic conditions, including changes in interest rates, and asset/liability management strategies. For additional information with respect to the amortized cost and estimated fair value of SHUSA’s investment securities available for sale, see Note 6 to the Consolidated Financial Statements. The actual maturities of mortgage-backed securities available for sale will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.
Goodwill and Intangible Assets. Goodwill and other intangible assets decreased to $4.3 billion at December 31, 2010 from $4.4 billion in 2009 due to the 2010 amortization expense of $63.4 million. Goodwill and other intangibles represented 4.8% of total assets and 38.3% of stockholders’ equity at December 31, 2010, and are comprised of goodwill of $4.1 billion, core deposit intangible assets of $124.4 million and other intangibles of $64.5 million.
Goodwill and other indefinite lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing. This testing is required annually, or more frequently if events or circumstances indicate there may be impairment. Impairment testing is performed at the reporting unit level, and not on an individual acquisition basis and is a two-step process. The first step is to compare the fair value of the reporting unit to its carrying value (including its allocated goodwill). If the fair value of the reporting unit is in excess of its carrying value then no impairment charge is recorded. If the carrying value of a reporting unit is in excess of its fair value then a second step needs to be performed. The second step entails calculating the implied fair value of goodwill as if a reporting unit is purchased at its step one fair value. This is determined in the same manner as goodwill in a business combination. If the implied fair value of goodwill is in excess of the reporting units allocated goodwill amount then no impairment charge is required. We evaluated goodwill at December 31, 2010 and determined it was not impaired.
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
Other Assets. Other assets at December 31, 2010 were $4.2 billion compared to $3.5 billion at December 31, 2009. Included in other assets at December 31, 2010 and December 31, 2009 were net deferred tax assets of $1.7 billion and $1.3 billion, respectively, $583.6 million and $258.1 million, respectively, of amounts due from securitizations, $223.2 million and $118.1 million, respectively, of other real estate owned.
Deposits and Other Customer Accounts. Sovereign Bank attracts deposits within its primary market area by offering a variety of deposit instruments, including demand and NOW accounts, money market accounts, savings accounts, customer repurchase agreements, certificates of deposit and retirement savings plans. Sovereign Bank also issues wholesale deposit products such as brokered deposits and government deposits on a periodic basis which serve as an additional source of liquidity for the Company. Total deposits and other customer accounts at December 31, 2010 were $42.7 billion compared to $44.4 billion at December 31, 2009. The majority of this decline is due to a decrease of $1.9 billion in time deposits, a significant portion of which were maturities of late 2008 originations at above market interest rates.
Borrowings and Other Debt Obligations. Sovereign Bank utilizes borrowings and other debt obligations as a source of funds for its asset growth and its asset/liability management. Collateralized advances are available from the Federal Home Loan Bank of Pittsburgh and New York (“FHLB”) provided certain standards related to creditworthiness have been met. Sovereign Bank also utilizes repurchase agreements, which are short-term obligations collateralized by securities fully guaranteed as to principal and interest by the U.S. Government or an agency thereof, and federal funds lines with other financial institutions. SHUSA also has term loans and lines of credit with Santander. Total borrowings and other debt obligations at December 31, 2010 were $33.6 billion compared to $27.2 billion at December 31, 2009. The increase during 2010 was primarily attributable to a $6.1 billion increase in asset-backed notes associated with secured financing facilities at SCUSA.

Table 8 summarizes information regarding borrowings and other debt obligations (in thousands):
Table 8: Details of Borrowings

	DECEMBER 31,
	2010	2009	2008
Securities sold under repurchase agreements:
Balance	$1,389,382	$—	$—
Weighted average interest rate at year-end	0.31%	0.00%	0.00%
Maximum amount outstanding at any month-end during the year	$1,572,187	$—	$77,000
Average amount outstanding during the year	$781,938	$—	$38,172
Weighted average interest rate during the year	0.29%	0.00%	5.44%
Federal Funds Purchased:
Balance	$954,000	$1,000,000	$2,000,000
Weighted average interest rate at year-end	0.19%	0.25%	0.60%
Maximum amount outstanding at any month-end during the year	$2,010,000	$3,187,000	$2,830,000
Average amount outstanding during the year	$1,198,827	$1,501,027	$1,406,335
Weighted average interest rate during the year	0.21%	0.27%	1.81%
Advances from Discount Window:
Balance	$—	$—	$—
Weighted average interest rate at year-end	0.00%	0.00%	0.00%
Maximum amount outstanding at any month-end during the year	$—	$—	$4,120,000
Average amount outstanding during the year	$—	$—	$510,109
Weighted average interest rate during the year	0.00%	0.00%	1.75%
FHLB advances:
Balance	$9,849,041	$12,056,294	$13,267,834
Weighted average interest rate at year-end	4.10%	4.13%	4.71%
Maximum amount outstanding at any month-end during the year	$12,307,909	$12,991,887	$23,981,010
Average amount outstanding during the year	$11,170,385	$11,069,069	$16,911,308
Weighted average interest rate during the year	4.50%	5.43%	4.70%
Commercial paper:
Balance	$968,355	$—	$—
Weighted average interest rate at year-end	0.98%	0.00%	0.00%
Maximum amount outstanding at any month-end during the year	$1,089,609	$—	$—
Average amount outstanding during the year	$369,156	$—	$—
Weighted average interest rate during the year	0.97%	0.00%	0.00%
REIT preferred:
Balance	$147,530	$146,115	$147,961
Weighted average interest rate at year-end	14.20%	14.34%	14.10%
Maximum amount outstanding at any month-end during the year	$147,530	$149,059	$147,961
Average amount outstanding during the year	$146,783	$148,195	$147,122
Weighted average interest rate during the year	14.20%	14.08%	14.19%
Credit Facilities:
Balance	$7,080,305	$6,166,267	$—
Weighted average interest rate at year-end	1.79%	1.79%	0.00%
Maximum amount outstanding at any month-end during the year	$7,359,911	$6,166,267	$180,000
Average amount outstanding during the year	$6,205,218	$4,584,087	$68,361
Weighted average interest rate during the year	3.34%	3.51%	4.40%
SCUSA Asset-Backed Floating Rate Notes:
Balance	$8,246,611	$2,249,839	$—
Weighted average interest rate at year-end	2.35%	4.15%	0.00%
Maximum amount outstanding at any month-end during the year	$8,246,611	$2,249,839	$—
Average amount outstanding during the year	$4,601,331	$1,499,884	$—
Weighted average interest rate during the year	2.43%	4.79%	0.00%
Sovereign Bank Senior Notes:
Balance	$1,348,111	$1,346,373	$1,344,702
Weighted average interest rate at year-end	3.92%	3.92%	2.76%
Maximum amount outstanding at any month-end during the year	$1,348,111	$1,346,373	$1,344,702
Average amount outstanding during the year	$1,347,201	$1,345,482	$36,738
Weighted average interest rate during the year	3.91%	3.87%	3.35%
SHUSA Senior Notes:
Balance	$249,332	$1,347,032	$1,293,859
Weighted average interest rate at year-end	3.73%	2.89%	2.38%
Maximum amount outstanding at any month-end during the year	$1,347,557	$1,347,031	$1,293,859
Average amount outstanding during the year	$745,978	$1,129,817	$1,050,728
Weighted average interest rate during the year	4.07%	3.80%	4.45%
Sovereign Bank Subordinated Notes:
Balance	$1,472,921	$1,663,399	$1,653,684
Weighted average interest rate at year-end	6.08%	5.84%	5.87%
Maximum amount outstanding at any month-end during the year	$1,606,643	$1,663,398	$1,653,684
Average amount outstanding during the year	$1,535,701	$1,658,375	$1,464,616
Weighted average interest rate during the year	5.90%	5.98%	6.29%
SHUSA subordinated notes:
Balance	$751,355	$—	$—
Weighted average interest rate at year-end	5.96%	0.00%	0.00%
Maximum amount outstanding at any month-end during the year	$751,355	$—	$—
Average amount outstanding during the year	$625,152	$—	$—
Weighted average interest rate during the year	5.88%	0.00%	0.00%
Junior Subordinated Debentures to Capital Trusts:
Balance	$1,173,174	$1,259,832	$1,256,145
Weighted average interest rate at year-end	6.50%	6.46%	7.23%
Maximum amount outstanding at any month-end during the year	$1,214,085	$1,259,833	$1,256,145
Average amount outstanding during the year	$1,190,492	$1,257,854	$1,254,303
Weighted average interest rate during the year	6.95%	6.85%	7.35%

SHUSA recorded debt extinguishment charges in 2010 of $25.8 million mainly comprised of $17.0 million on the termination of $920 million of FHLB advances. In 2009 there were debt extinguishment charges of $68.7 million on the termination of $1.4 billion of high cost FHLB advances. Refer to Note 12 in the Notes to Consolidated Financial Statements for more information related to SHUSA’s borrowings.
Off-Balance Sheet Arrangements. Securitization transactions contribute to SHUSA’s overall funding and regulatory capital management. These transactions involve periodic transfers of loans or other financial assets to special purpose entities (“SPE’s”). The vast majority of SHUSA’s SPE’s are consolidated on the Company’s balance sheet at December 31, 2010. The balance of loans in unconsolidated SPE’s totaled $64.0 million at December 31, 2010.
SHUSA enters into partnerships, which are variable interest entities, with real estate developers for the construction and development of low-income housing. The partnerships are structured with the real estate developer as the general partner and SHUSA as the limited partner. SHUSA is not the primary beneficiary of these variable interest entities. The Company’s risk of loss is limited to its investment in the partnerships, which totaled $117.5 million at December 31, 2010 and any future cash obligations that SHUSA has committed to the partnerships. Future cash obligations related to these partnerships totaled $1.0 million at December 31, 2010. SHUSA investments in these partnerships are accounted for under the equity method.
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
Management closely monitors the composition and quality of the total commercial loan portfolio to ensure that significant credit concentrations by borrowers or industries do not exist. At December 31, 2010 and 2009, 13% and 6% of the commercial loan portfolio was unsecured, respectively.
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

Consumer Loans Secured by Real Estate. Credit risk in the direct and indirect consumer loan portfolio is controlled by strict adherence to underwriting standards that consider debt-to-income levels and the creditworthiness of the borrower and, if secured, collateral values. In the home equity loan portfolio, combined loan-to-value ratios are generally limited to 90%, or credit insurance is purchased to limit exposure. SHUSA originates and purchases fixed rate and adjustable rate residential mortgage loans that are secured by the underlying 1-4 family residential property. Credit risk exposure in this area of lending is minimized by the evaluation of the creditworthiness of the borrower, including debt-to-equity ratios, credit scores, and adherence to underwriting policies that emphasize conservative loan-to-value ratios of generally no more than 80%. Residential mortgage loans originated or purchased in excess of an 80% loan-to-value ratio are generally insured by private mortgage insurance, unless otherwise guaranteed or insured by the Federal, state or local government. SHUSA also utilizes underwriting standards which comply with those of the FHLMC or the FNMA. Credit risk is further reduced since a portion of the Company’s fixed rate mortgage loan production is sold to investors in the secondary market without recourse. Additionally, SHUSA entered into a credit default swap in 2006 on a portion of its residential real estate loan portfolio through a synthetic securitization structure. Under the terms of the credit default swap, SHUSA has fulfilled the first loss exposure of $5.2 million as the Protected Party to the transaction. The Company is reimbursed for the next $47.2 million of losses on the remaining loans in the structure, which totaled $1.8 billion at December 31, 2010. Losses above $47.2 million are the responsibility of SHUSA. This credit default swap term is equal to the term of the loan portfolio.
Consumer Loans Not Secured by Real Estate. Sovereign Bank ceased originating the majority of its indirect auto loans in 2008 and completely ceased originations in January 2009 due to the unprofitable results incurred on this portfolio. Management expects the majority of the remaining balance to liquidate over the next two years.
SHUSA, through its SCUSA subsidiary, acquires retail installment contracts from manufacturer franchised dealers in connection with their sale of used and new automobiles and trucks to near prime amd non-prime customers with limited credit histories or past credit problems. SCUSA also purchases non-prime and near-prime auto loans from other companies. Credit risk is mitigated to the extent possible through early and aggressive collection practices, which includes the repossession of vehicles. However, due to the nature of this lending business, credit losses are elevated. Accordingly, SCUSA acquires loans at significant discounts to par (generally 10% to 20%), and contractual interest rates on the underlying loans are typically close to 20%.
Collections. SHUSA closely monitors delinquencies as another means of maintaining high asset quality. Collection efforts begin within 15 days after a loan payment is missed by attempting to contact all borrowers and to offer a variety of loss mitigation alternatives. If these attempts fail, SHUSA will proceed to gain control of any and all collateral in a timely manner in order to minimize losses. While liquidation and recovery efforts continue, officers continue to work with the borrowers, if appropriate, to recover all monies owed to the Company. SHUSA monitors delinquency trends at 30, 60 and 90 days past due. These trends are discussed at monthly Management Asset Review Committee and SHUSA and Sovereign Bank Board of Directors meetings.
Non-performing Assets. At December 31, 2010, SHUSA’s non-performing assets were $2.9 billion, compared to $3.2 billion at December 31, 2009. Non-performing assets as a percentage of total assets (excluding loans held for sale) improved to 3.29% at December 31, 2010 from the prior year level of 3.92%. Non-performing commercial and commercial real estate loans decreased in 2010 by $296.5 million to $1.2 billion, and we experienced a decrease in multi-family non-performing loans in 2010 by $157.3 million to $224.7 million. Future credit performance of our portfolios is dependent upon the strength of our underwriting practices as well as the regions of the U.S. economy where our loans were originated.
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
SHUSA’s allowance for credit losses as a percentage of total loans has increased to 3.83% at December 31, 2010 compared to 3.60% at December 31, 2009. Although non-performing assets remain at elevated levels, we have seen improvements from December 31, 2009 levels. Excluding loans classified as non-accrual, past due loans declined from $2.6 billion at December 31, 2009 to $2.2 billion at December 31, 2010.

Table 9 presents the composition of non-performing assets at the dates indicated (in thousands):
Table 9: Non-Performing Assets

	AT DECEMBER 31,
	2010	2009	2008	2007	2006
Non-accrual loans:
Consumer
Residential	$602,027	$617,918	$233,176	$90,881	$47,687
Home equity loans and lines of credit	125,310	117,390	69,247	56,099	10,312
Auto loans and other consumer loans	592,650	535,902	4,045	3,816	3,512

Total consumer loans	1,319,987	1,271,210	306,468	150,796	61,511

Commercial	528,333	654,322	244,847	85,406	69,207
Commercial real estate	653,221	823,766	319,565	61,750	75,710
Multi-family	224,728	381,999	42,795	6,336	1,486

Total commercial loans	1,406,282	1,860,087	607,207	153,492	146,403

Total non-performing loans	2,726,269	3,131,297	913,675	304,288	207,914

Real estate owned	143,149	99,364	49,900	43,226	22,562
Other repossessed assets	79,854	18,716	21,836	14,062	5,126

Total other real estate owned and other repossessed assets	223,003	118,080	71,736	57,288	27,688

Total non-performing assets	$2,949,272	$3,249,377	$985,411	$361,576	$235,602

Past due 90 days or more as to interest or principal and accruing interest	$169	$27,321	$123,301	$68,770	$40,103
Net loan charge-off rate to average loans (1)	2.01%	2.40%	.83%	.25%	.96%
Non-performing assets as a percentage of total assets, excluding loans held for sale	3.29	3.92	1.28	.43	.29
Non-performing loans as a percentage of total loans	4.18	5.43	1.64	.53	.38
Non-performing assets as a percentage of total loans, real estate owned and repossessed assets	4.51	5.62	1.77	.63	.43
Allowance for credit losses as a percentage of total non-performing assets (2)	84.7	63.9	118.5	204.0	206.4
Allowance for credit losses as a percentage of total non-performing loans (2)	91.6	66.3	127.8	242.4	233.9

(1)	2006 includes lower of cost of market adjustments resulting in a charge-off of $382.5 million on the correspondent home equity loans and a charge-off of approximately $7.1 million on the purchased residential mortgage portfolio both of which were classified as held for sale at December 31, 2006. These charge-offs accounted for 71 basis points of the total 96 basis points above.

(2)	Allowance for credit losses is comprised of the allowance for loan losses and the reserve for unfunded commitments, which is included in other liabilities.
In response to higher levels of other real estate owned, SHUSA has updated and enhanced existing policies and governance, and streamlined and enhanced procedures to manage reporting and sales.
Troubled Debt Restructurings. Troubled debt restructurings (“TDRs”) are loans that have been modified whereby SHUSA has agreed to make certain concessions to the customer (reduction of interest rate, extension of term or forgiveness of a portion of the loan) to maximize the ultimate recovery of a loan. TDRs remain in non-accrual status until SHUSA believes repayment under the revised terms are reasonably assured and a sustained period of repayment performance was achieved (typically defined as six consecutive timely payments for a monthly amortizing loan). Loan restructurings generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term. Consequently, a modification that would otherwise not be considered is granted to the borrower.
The following table summarizes TDRs at the dates indicated (in thousands):

	DECEMBER 31,	DECEMBER 31,
	2010	2009
Accruing:
Commercial	$35,629	$—
Residential	220,382	23,125
Consumer	200,033	68,179

Total	$456,044	$91,304

Non-accruing:
Commercial	68,517	24,708
Residential	131,807	31,498
Consumer	44,790	16,145

Total	$245,114	$72,351
Total	$701,158	$163,655

Potential Problem Loans. Potential problem loans are loans not currently classified as non-performing loans, for which management has doubts as to the borrowers’ ability to comply with present repayment terms. These assets are principally commercial loans delinquent more than 30 days but less than 90 days. Potential problem commercial loans amounted to $268.4 million and $391.8 million at December 31, 2010 and 2009, respectively. Management has evaluated these loans and reserved for these loans during the current year.
Delinquencies. SHUSA loan delinquencies (all performing loans held for investment 30 or more days delinquent) at December 31, 2010 were $2.2 billion compared to $2.6 billion at December 31, 2009. As a percentage of total loans, performing delinquencies were 3.35% at December 31, 2010, a decrease from 4.53% at December 31, 2009. Consumer secured by real estate performing loan delinquencies decreased from $493.4 million to $404.9 million during the same time periods, and decreased as a percentage of total consumer secured by real estate loans from 2.77% to 2.23%. Consumer not secured by real estate performing loan delinquencies decreased from $1.7 billion to $1.5 billion during the same time periods and decreased as a percentage of total consumer not secured by real estate loans from 16.03% to 8.48%. Commercial performing loan delinquencies decreased from $391.8 million to $268.4 million and decreased as a percentage of total commercial loans from 1.34% to 0.92%. The reason for the decreases is due to improvements in performance of the underlying loans.
Allowance for Credit Losses
Allowance for Loan Losses. SHUSA maintains an allowance for loan losses that management believes is sufficient to absorb inherent losses in the loan portfolio. The adequacy of SHUSA’s allowance for loan losses is regularly evaluated. In addition to past loss experience, management’s evaluation of the adequacy of the allowance to absorb loan losses takes into consideration the risks inherent in the loan portfolio, specific loans which have loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. Management also considers loan quality, changes in the size and character of the loan portfolio, amount of non-performing loans, and industry trends. At December 31, 2010, SHUSA’s total allowance was $2.2 billion.
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
As of December 31, 2010, approximately 19% of our residential mortgage loan portfolio and 18% of our home equity loan portfolio had loan-to-value ratios above 100%. No loans were originated with LTVs in excess of 100%.
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
Reserve for Unfunded Lending Commitments. In addition to the Allowance for Loan Losses, we also estimate probable losses related to unfunded lending commitments. Unfunded lending commitments are subject to individual reviews, and are analyzed and segregated by risk according to the Company’s internal risk rating scale. These risk classifications, in conjunction with an analysis of historical loss experience, current economic conditions and performance trends within specific portfolio segments, and any other pertinent information, result in the estimation of the reserve for unfunded lending commitments. Additions to the reserve for unfunded lending commitments are made by charges to the provision for credit losses. The reserve for unfunded lending commitments of $300.6 million at December 31, 2010 increased $41.5 million from $259.1 million at December 31, 2009, due to an increase in reserve factors on this category due to increases in the amount of criticized lines at December 31, 2010.
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
As mentioned previously, SHUSA, through its SCUSA subsidiary, acquires loans at a substantial discount from certain companies. Part of this discount is attributable in part to future expected credit losses. Upon acquisition of a portfolio of loans, SCUSA will project future credit losses on the pool and will not amortize this discount to interest income in accordance with Accounting Standard Codification 310-30. The amount of nonaccretable loan discount at December 31, 2010 totaled $966.5 million.

Table 10 summarizes SHUSA’s allowance for credit losses for allocated and unallocated allowances by loan type (see Note 7 for further information regarding segmentation of the allowance for credit losses), and the percentage of each loan type of total portfolio loans (in thousands):
Table 10: Allocation of the Allowance for Credit Losses by Product Type

	AT DECEMBER 31,
	2010		2009		2008		2007		2006
		% of		% of		% of		% of		% of
		Loans to		Loans to		Loans to		Loans to		Loans to
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Allocated allowances:
Commercial loans	$905,786	45%	$989,192	50%	$752,835	57%	$433,951	53%	$375,014	49%
Consumer loans	1,275,982	55	824,529	50	342,529	43	267,148	47	91,251	51
Unallocated allowance	15,682	n/a	4,503	n/a	7,389	n/a	8,345	n/a	4,765	n/a

Total allowance for loan losses	$2,197,450	100%	$1,818,224	100%	$1,102,753	100%	$709,444	100%	$471,030	100%

Reserve for unfunded lending commitments	300,621		259,140		65,162		28,302		15,256

Total allowance for credit losses	$2,498,071		$2,077,364		$1,167,915		$737,746		$486,286

Commercial Portfolio. The allowance for loan losses for the commercial portfolio decreased from $989.2 million at December 31, 2009 to $905.8 million at December 31, 2010 due to a decrease in criticized assets. As a percentage of the total commercial portfolio, the allowance decreased from 3.40% to 3.11%. Although the credit environment is still uncertain, we have seen continued signs of improvement in our commercial portfolios in 2010 from what was experienced in 2009. Non-accrual commercial loans to total commercial loans was 4.82% at December 31, 2010 compared to 6.39% at the end of 2009.
Consumer Portfolio. The allowance for the consumer loans increased from $824.5 million at December 31, 2009 to $1.3 billion at December 31, 2010 or 54.8%. As a percentage of the total consumer portfolio, the allowance increased from 2.89% to 3.54%. This increase is due primarily to SCUSA loan acquisitons during 2010. Future expected losses have been considered and reserved for at December 31, 2010.
Unallocated Allowance. The unallocated allowance is maintained to account for a level of imprecision in management’s estimation process. The unallocated allowance increased from $4.5 million at December 31, 2009 to $15.7 million at December 31, 2010. As a percentage of the total reserve for loan losses, the unallocated portion increased from 0.2% to 0.6%. Management continuously evaluates its class allowance reserving methodology; however the unallocated allowance is subject to changes each reporting period due to certain inherent but undetected losses, which are probable of being realized within the loan portfolio.
Bank Regulatory Capital
Federal law requires institutions regulated by the Office of Thrift Supervision to have a minimum tangible capital ratio equal to 1.5% of tangible assets and a minimum leverage ratio equal to 4% of tangible assets, and a risk-based capital ratio equal to 8% of risk-adjusted assets. Federal law also requires OTS regulated institutions to have a minimum tangible capital equal to 2% of total tangible assets. For a detailed discussion on regulatory capital requirements, see Note 14 in the Notes to Consolidated Financial Statements.
Table 11 presents thrift regulatory capital requirements and the capital ratios of Sovereign Bank at December 31, 2010.
Table 11: Sovereign Bank Regulatory Capital Ratios

	OTS - REGULATIONS
	Sovereign
	Bank		Well
	December 31,	Minimum	Capitalized
	2010	Requirement	Requirement
Tier 1 leverage capital ratio	11.43%	4.00%	5.00%
Tier 1 risk-based capital ratio	13.45	4.00	6.00
Total risk-based capital ratio	15.93	8.00	10.00

Liquidity and Capital Resources
Liquidity represents the ability of SHUSA to obtain cost effective funding to meet the needs of customers, as well as SHUSA’s financial obligations. Factors that impact the liquidity position of SHUSA include loan origination volumes, loan prepayment rates, maturity structure of existing loans, core deposit growth levels, certificate of deposit maturity structure and retention, SHUSA’s credit ratings, investment portfolio cash flows, maturity structure of wholesale funding, etc. These risks are monitored and centrally managed. This process includes reviewing all available wholesale liquidity sources. As of December 31, 2010, SHUSA had $21.7 billion in unused available overnight liquidity in the form of unused federal funds purchased lines, unused FHLB borrowing capacity, unused borrowing lines with the Federal Reserve Bank and unencumbered investment portfolio securities. SHUSA also forecasts future liquidity needs and develops strategies to ensure adequate liquidity is available at all times.
Sovereign Bank has several sources of funding to meet its liquidity requirements, including the liquid investment securities portfolio, the core deposit base, the ability to acquire large deposits, FHLB borrowings, Federal Reserve borrowings, wholesale deposit purchases, federal funds purchased and reverse repurchase agreements.
SHUSA has the following major sources of funding to meet its liquidity requirements: dividends and returns of investment from its subsidiaries, short-term investments held by nonbank affiliates and access to the capital markets. Santander and subsidiaries of Santander have provided liquidity to SHUSA in 2010 and 2009. During March 2010, SHUSA issued 3 million shares of common stock to raise $750 million. During December 2010, SHUSA issued 3 million shares of common stock to raise $750 million and declared dividends of $750 million in 2010 to its parent. The December 2010 transaction was non-cash. Additionally, in 2010 SHUSA issued subordinated notes of $750 million to Santander. In March 2009, SHUSA raised proceeds of $1.8 billion by issuing 72 thousand shares of preferred stock, which were converted to common stock in July 2009. Sovereign Bank may pay dividends to its parent subject to approval of the OTS. Sovereign Bank declared and paid dividends to its parent of $30 million in 2008. No Bank dividends were paid in 2010 and 2009. At December 31, 2010, our holding company liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.
As of December 31, 2010, SHUSA (through Sovereign Bank) had over $24.1 billion in committed liquidity from the FHLB and the Federal Reserve Bank. Of this amount, $21.7 billion is unused and therefore provides additional borrowing capacity and liquidity for the Company. We believe that our committed liquidity levels provide adequate liquidity in this difficult economic environment. The Company also has cash deposits of $1.7 billion.
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
Cash and cash equivalents decreased $617.4 million in 2010. Net cash provided by operating activities was $2.8 billion for 2010. Net cash used by investing activities for 2010 was $7.1 billion, which consisted primarily of the purchase of loans and investments of $8.5 billion and $7.0 billion, respectively, offset by the repayment and sale of investments of $9.3 billion. Net cash provided by financing activities for 2010 was $3.7 billion, which was primarily due to proceeds from borrowings and common stock of $11.9 billion and $750.0 million, respectively, offset by borrowing repayments of $7.2 billion and a net decrease in deposits of $1.8 billion. See the consolidated statement of cash flows for further details on our sources and uses of cash.
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
Contractual Obligations

	PAYMENTS DUE BY PERIOD
		Less Than			After
(Dollars in thousands)	Total	1 Year	1-3 Years	4-5 Years	5 Years

Borrowings and other debt obligations:
FHLB advances(1)	$11,423,020	$2,822,678	$1,961,338	$4,065,835	$2,570,169
Securities sold under repurchase agreements(1)	2,359,355	2,359,355	—	—	—
Fed Funds(1)	954,003	954,003	—	—	—
Other debt obligations(1)(2)	20,169,179	7,321,756	5,292,659	2,501,401	5,053,363
Junior subordinated debentures to Capital Trusts(1)(2)	2,426,178	403,638	118,237	118,237	1,786,066
Certificates of deposit(1)	8,423,756	6,457,316	1,475,163	478,864	12,413
Investment partnership commitments(3)	966	860	26	26	54
Operating leases	755,041	111,986	191,516	152,229	299,310

Total contractual cash obligations	$46,511,498	$20,431,592	$9,038,939	$7,319,592	$9,721,375

(1)	Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at December 31, 2010. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Includes all carrying value adjustments, such as unamortized premiums or discounts and hedge basis adjustments.

(3)	The commitments to fund investment partnerships represent future cash outlays for the construction and development of properties for low-income housing and historic tax credit projects. The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership or operating agreement and could change due to variances in the construction schedule, project revisions, or the cancellation of the project.
Excluded from the above table are deposits of $34.3 billion that are due on demand by customers. Additionally, $121.1 million of tax liabilities associated with unrecognized tax benefits have been excluded due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations.
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
Other Commercial Commitments

	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
	Total
	Amounts	Less Than			Over
(Dollars in thousands)	Committed	1 Year	1-3 Years	4-5 Years	5 Years

Commitments to extend credit	$16,443,257	$6,549,715	$3,308,101	$1,573,349	$5,012,092	(1)
Standby letters of credit	3,280,899	1,282,731	1,524,486	266,755	206,927
Loans sold with recourse	268,195	10,848	71,967	49,806	135,574
Forward buy commitments	2,930,265	2,846,994	83,271	—	—

Total commercial commitments	$22,922,616	$10,690,288	$4,987,825	$1,889,910	$5,354,593

(1)	Of this amount, $4.8 billion represents the unused portion of home equity lines of credit.
For further information regarding SHUSA’s commitments, refer to Note 18 to the Notes to the Consolidated Financial Statements.

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
The table below discloses the estimated sensitivity to SHUSA’s net interest income based on interest rate changes:

If interest rates changed in parallel	The following estimated percentage
by the amounts below at December 31, 2010	increase/(decrease) to net interest income would result
Up 100 basis points	2.28%
Up 200 basis points	3.87%
Down 100 basis points	(0.83)%
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
SHUSA also focuses on calculating the market value of equity (“MVE”). This analysis measures the present value of all estimated future interest income and interest expense cash flows of the Company over the estimated remaining life of the balance sheet. MVE is calculated as the difference between the market value of assets and liabilities. The MVE calculation utilizes only the current balance sheet and therefore does not factor in any future changes in balance sheet size, balance sheet mix, yield curve relationships, and product spreads which may mitigate the impact of any interest rate changes.
Management then looks at the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk and also highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to SHUSA’s MVE at December 31, 2010 and December 31, 2009:

	The following estimated percentage
	increase/(decrease) to MVE would result
If interest rates changed in parallel by	December 31, 2010	December 31, 2009
Base (in thousands)	$6,910,151	$6,150,298
Up 200 basis points	(8.43)%	(9.55)%
Up 100 basis points	(3.86)%	(4.53)%
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
Table 12 presents selected quarterly consolidated financial data (in thousands):
Table 12: Selected Quarterly Consolidated Financial Data

	THREE MONTHS ENDED
	Dec. 31,	Sept. 30,	June 30,	Mar. 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
	2010	2010	2010	2010	2009	2009	2009	2009

Total interest income	$1,289,618	$1,211,761	$1,156,849	$1,126,261	$1,067,757	$1,075,857	$1,128,812	$1,151,160
Total interest expense	337,306	333,292	346,749	368,503	388,000	422,915	460,136	509,031

Net interest income	952,312	878,469	810,100	757,758	679,757	652,942	668,676	642,129
Provision for credit losses	321,376	455,639	437,304	412,707	434,788	384,005	455,796	709,948

Net interest income/(loss) after provision for credit loss	630,936	422,830	372,796	345,051	244,969	268,937	212,880	(67,819)
Gain/(loss) on investment securities, net	222	131,113	42,894	26,327	(46,683)	(9,994)	(23,473)	(77,697)
Total fees and other income	245,121	196,265	211,267	176,260	113,187	106,973	182,211	97,773
General and administrative and other expenses	509,889	442,627	416,784	412,797	452,021	460,092	521,899	690,151

Income before income taxes	366,390	307,581	210,173	134,841	(140,548)	(94,176)	(150,281)	(737,894)
Income tax (benefit)/provision	(235,619)	87,419	66,130	41,680	(463)	(1,304,283)	(8,957)	29,239

Net income/(loss)	$602,009	$220,162	$144,043	$93,161	$(140,085)	$1,210,107	$(141,324)	$(767,133)

2010 Fourth Quarter Results
SHUSA reported net income for the fourth quarter of 2010 of $602.0 million compared to income of $220.2 million for the third quarter and a loss of $140.1 million for the fourth quarter of 2009.
Net interest margin for the fourth quarter of 2010 was 4.94%, compared to 4.81% for the third quarter of 2010 and 3.86% for the fourth quarter of 2009. The increase in margin in the fourth quarter of 2010 compared to the prior year was primarily a result of the changing interest rate environment combined with a mix shift from higher cost wholesale deposits to lower cost retail deposits. Our 2011 net interest margin will continue to be influenced by the interest rate yield environment, levels of non-performing loans, and our ability to originate high quality loans and organically grow low cost deposits.
General and administrative expenses for the fourth quarter of 2010 were $443.6 million, compared to $398.1 million in the third quarter and $375.5 million in the fourth quarter of 2009. The increase in year-over-year fourth quarter general and administrative expenses was primarily driven by increased compensation expenses related to increased workforce at SCUSA for significant 2010 acquisitions and servicing volumes.
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
Santander Holdings USA, Inc. (“SHUSA”) is responsible for the preparation, integrity, and fair presentation of its published financial statements as of December 31, 2010, and the year then ended. The consolidated financial statements and notes included in this annual report have been prepared in accordance with United States generally accepted accounting principles and, as such, include some amounts that are based on management’s best judgments and estimates.
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
Management assessed the SHUSA’s system of internal control over financial reporting as of December 31, 2010, in relation to criteria for effective internal control over financial reporting as described in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2010, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control – Integrated Framework”. Deloitte & Touche LLP, our independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting.

/s/ Jorge Morán	/s/ Guillermo Sabater

Jorge Morán	Guillermo Sabater
President and Chief Executive Officer	Chief Financial Officer and Executive Vice President
March 10, 2011

Report of Independent Registered Public Accounting Firm
THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
SANTANDER HOLDINGS USA, INC.
We have audited the accompanying consolidated balance sheets of Santander Holdings USA, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholder’s equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of the Company for the year ended December 31, 2008, before the effects of the retrospective adjustments to the disclosures for a change in the composition of reportable segments discussed in Note 25 to the consolidated financial statements, were audited by other auditors whose report, dated March 17, 2009, expressed an unqualified opinion on those statements.
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
In our opinion, such 2010 and 2009 consolidated financial statements present fairly, in all material respects, the consolidated financial position of Santander Holdings USA, Inc. at December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
We have also audited the adjustments to the 2008 consolidated financial statements to retrospectively adjust the disclosures for a change in the composition of reportable segments in 2008, as discussed in Note 25 to the consolidated financial statements. Our procedures included (1) comparing the adjustment amounts of segment revenues, operating income, and assets to the Company’s underlying analysis and (2) testing the mathematical accuracy of the reconciliation of segment amounts to the consolidated financial statements. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2008 consolidated financial statements of the Company other than with respect to the retrospective adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2008 consolidated financial statements taken as a whole.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
March 10, 2011

Report of Independent Registered Public Accounting Firm
THE BOARD OF DIRECTORS AND STOCKHOLDERS OF
SANTANDER HOLDINGS USA, INC.
We have audited, before the effects of the retrospective adjustments to the disclosures for a change in composition of reportable segments described in Note 25 to the consolidated financial statements, the accompanying consolidated statements of operations, stockholders’ equity, and cash flows of Santander Holdings USA, Inc. (formerly known as Sovereign Bancorp, Inc.) for the year ended December 31, 2008 (the 2008 financial statements before the effects of the adjustments discussed in Note 25 are not presented herein). These financial statements are the responsibility of Santander Holdings USA, Inc.’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
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
In our opinion, the financial statements, before the effects of the retrospective adjustments to the disclosures for a change in composition of reportable segments described in Note 25 to the consolidated financial statements, present fairly, in all material respects, the consolidated results of operations and cash flows of Santander Holdings USA, Inc. for the year ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.
We were not engaged to audit, review, or apply any procedures to the retrospective adjustments to the disclosures for a change in composition of reportable segments described in Note 25 to the consolidated financial statements and, accordingly, we do not express an opinion or any other form of assurance about whether the change in composition is appropriate and has been properly applied. Those adjustments were audited by other auditors.
/s/ Ernst & Young LLP
Philadelphia, Pennsylvania
March 17, 2009

Report of Independent Registered Public Accounting Firm
THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
SANTANDER HOLDINGS USA, INC.
We have audited the internal control over financial reporting of Santander Holdings USA, Inc. and subsidiaries (the “Company”) as of December 31, 2010 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 and our report dated March 10, 2011 expressed an unqualified opinion on those financial statements.
/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
March 10, 2011

Consolidated Balance Sheets

	AT DECEMBER 31,
(IN THOUSANDS)	2010	2009

Assets
Cash and amounts due from depository institutions	$1,705,895	$2,323,290
Investment securities available for sale	13,371,848	13,609,398
Other investments	614,241	692,240
Loans held for investment	65,017,884	57,552,177
Allowance for loan losses	(2,197,450)	(1,818,224)

Net loans held for investment	62,820,434	55,733,953

Loans held for sale	150,063	118,994
Premises and equipment	595,951	477,812
Accrued interest receivable	406,617	345,122
Goodwill	4,124,351	4,135,540
Core deposit and other intangibles, net of accumulated amortization of $997,671 in 2010 and $934,270 in 2009	188,940	245,641
Bank owned life insurance	1,519,462	1,810,511
Other assets	4,154,013	3,460,714

Total Assets	$89,651,815	$82,953,215

Liabilities
Deposits and other customer accounts	$42,673,293	$44,428,065
Borrowings and other debt obligations	33,630,117	27,235,151
Advance payments by borrowers for taxes and insurance	104,125	87,445
Other liabilities	1,983,610	1,815,019

Total Liabilities	78,391,145	73,565,680

Stockholders’ Equity
Preferred stock; no par value; $25,000 liquidation preference; 7,500,000 shares authorized; 8,000 shares outstanding in 2010 and in 2009	195,445	195,445
Common stock; no par value; 800,000,000 shares authorized; 517,107,043 issued in 2010 and 511,107,043 issued in 2009	11,117,328	10,381,500
Warrants and employee stock options issued	285,435	285,435
Noncontrolling Interest	25,636	22,397
Accumulated other comprehensive loss	(234,190)	(349,869)
Retained (deficit)/earnings	(128,984)	(1,147,373)

Total Stockholders’ Equity	11,260,670	9,387,535

Total Liabilities and Stockholders’ Equity	$89,651,815	$82,953,215

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Operations

	FOR THE YEAR ENDED DECEMBER 31,
(IN THOUSANDS)	2010	2009	2008

Interest Income:
Interest-earning deposits	$3,320	$8,114	$5,820
Investment securities:
Available for sale	466,141	383,926	554,351
Other	1,235	1,761	23,786
Interest on loans	4,313,793	4,029,785	3,339,207

Total interest income	4,784,489	4,423,586	3,923,164

Interest Expense:
Deposits and other customer accounts	228,633	640,549	951,588
Borrowings and other debt obligations	1,157,217	1,139,533	1,089,134

Total interest expense	1,385,850	1,780,082	2,040,722

Net interest income	3,398,639	2,643,504	1,882,442
Provision for credit losses	1,627,026	1,984,537	911,000

Net interest income after provision for credit losses	1,771,613	658,967	971,442

Non-interest Income:
Consumer banking fees	531,337	369,845	312,627
Commercial banking fees	180,295	187,276	213,945
Mortgage banking (expense)/revenue	47,955	(129,504)	(13,226)
Capital markets (expense)/revenue	7,972	(1,753)	23,810
Bank-owned life insurance	54,112	58,829	75,990
Miscellaneous income	7,242	15,451	23,292

Total fees and other income	828,913	500,144	636,438

Total other-than-temporary impairment losses	(58,526)	(604,489)	(887,730)
Portion of loss recognized in other comprehensive income (before taxes)	53,763	424,293	—
Gains/(Losses) on the sale of investment securities	205,319	22,349	(567,451)

Net gain/(loss) on investment securities recognized in earnings	200,556	(157,847)	(1,455,181)

Total non-interest income	1,029,469	342,297	(818,743)

General and administrative expenses:
Compensation and benefits	707,593	716,418	755,379
Occupancy and equipment	312,295	318,706	310,535
Technology expense	112,058	107,100	102,591
Outside services	123,958	119,238	64,474
Marketing expense	37,177	36,318	78,995
Other administrative	280,019	222,680	172,332

Total general and administrative expenses	1,573,100	1,520,460	1,484,306

Other Expenses:
Amortization of intangibles	63,401	75,692	103,643
Deposit insurance premiums and other costs	93,225	138,747	37,506
Equity method investments	26,613	21,412	128,530
Transaction related and integration charges and other restructuring costs	—	299,119	32,348
Loss on debt extinguishment	25,758	68,733	—

Total other expenses	208,997	603,703	302,027

Income/(Loss) before income taxes	1,018,985	(1,122,899)	(1,633,634)
Income tax provision/(benefit)	(40,390)	(1,284,464)	723,576

NET INCOME/(LOSS)	1,059,375	161,565	(2,357,210)

Less:
Net income attributable to noncontrolling interest	37,239	17,809	—

Net income/(loss) attributable to SHUSA	$1,022,136	$143,756	$(2,357,210)

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Stockholders’ Equity

	Common			Warrants
	Shares	Preferred	Common	and Stock
(IN THOUSANDS)	Outstanding	Stock	Stock	Options

Balance, December 31, 2007	481,404	$195,445	$6,295,572	$348,365

Comprehensive loss:
Net loss	—	—	—	—
Change in unrealized gain/(loss), net of tax:
Investments available for sale	—	—	—	—
Pension liabilities	—	—	—	—
Cash flow hedge derivative financial instruments	—	—	—	—
Total comprehensive loss	—	—	—	—
Issuance of common stock	180,548	—	21,275	—
Stock issued in connection with employee benefit and incentive compensation plans	2,283	—	1,401,924	(1,349)
Employee stock options issued	—	—	—	3,556
Dividends on preferred stock	—	—	—	—
Stock repurchased	(289)	—	—	—

Balance, December 31, 2008	663,946	$195,445	$7,718,771	$350,572

Cumulative effect from change in accounting principle	—	—	—	—

Balance at January 1, 2009	663,946	$195,445	$7,718,771	$350,572

Comprehensive income:
Net income	—	—	—	—
Change in unrealized gain/(loss), net of tax:
Investments available for sale	—	—	—	—
Pension liabilities	—	—	—	—
Cash flow hedge derivative financial instruments	—	—	—	—
Total comprehensive income	—	—	—	—
Contribution of SCUSA from Santander	—	—	773,830	—
Issuance of preferred stock to Santander	—	1,800,000	—	—
Conversion of preferred stock to common stock	7,200	(1,800,000)	1,800,000	—
Paydown of noncontrolling interest	—	—	—	—
Stock issued in connection with employee benefit and incentive compensation plans	4	—	46,800	346
Vesting of employee share based awards	—	—	42,099	(65,483)
Dividends on preferred stock	—	—	—	—
Stock repurchased	(5)	—	—	—
Shares cancelled by Santander	(160,038)	—	—	—

Balance, December 31, 2009	511,107	$195,445	$10,381,500	$285,435

Cumulative effect from change in accounting principle	—	—	—	—

Balance at January 1, 2010	511,107	$195,445	$10,381,500	$285,435

Comprehensive income:
Net income	—	—	—	—
Change in unrealized gain/(loss), net of tax:
Investments available for sale	—	—	—	—
Pension liabilities	—	—	—	—
Cash flow hedge derivative financial instruments	—	—	—	—
Total comprehensive income	—	—	—	—
Issuance of common stock to Santander	6,000	—	1,500,000	—
Stock issued in connection with employee benefit and incentive compensation plans	—	—	428	—
Dividends to Santander	—	—	(750,000)	—
Dividends to noncontrolling interest	—	—	—	—
Dividends on preferred stock	—	—	(14,600)	—

Balance, December 31, 2010	517,107	$195,445	$11,117,328	$285,435

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Stockholders’ Equity (continued)

			Accumulated
			Other	Retained	Total
	Treasury	Noncontrolling	Comprehensive	(Deficit)/	Stockholders’
	Stock	Interest	Income/(Loss)	Earnings	Equity

Balance, December 31, 2007	$(19,853)	$—	$(326,133)	$498,929	$6,992,325

Comprehensive loss:
Net loss	—	—	—	(2,357,210)	(2,357,210)
Change in unrealized gain/(loss), net of tax:
Investments available for sale	—	—	(352,423)	—	(352,423)
Pension liabilities	—	—	(16,831)	—	(16,831)
Cash flow hedge derivative financial instruments	—	—	(90,427)	—	(90,427)

Total comprehensive loss	—	—	—	—	(2,816,891)
Issuance of common stock	—	—	—	—	21,275
Stock issued in connection with employee benefit and incentive compensation plans	13,874	—	—	—	1,414,449
Employee stock options issued	—	—	—	—	3,556
Dividends on preferred stock	—	—	—	(14,600)	(14,600)
Stock repurchased	(3,400)	—	—	—	(3,400)

Balance, December 31, 2008	$(9,379)	$—	$(785,814)	$(1,872,881)	$5,596,714

Cumulative effect from change in accounting principle	—	—	(157,894)	246,084	88,190

Balance at January 1, 2009	$(9,379)	$—	$(943,708)	$(1,626,797)	$5,684,904

Comprehensive income:
Net income	—	17,809	—	143,756	161,565
Change in unrealized gain/(loss), net of tax:
Investments available for sale	—	—	487,461	—	487,461
Pension liabilities	—	—	5,140	—	5,140
Cash flow hedge derivative financial instruments	—	—	141,234	—	141,234

Total comprehensive income	—	—	—	—	795,400
Contribution of SCUSA from Santander	—	5,512	(39,996)	350,268	1,089,614
Issuance of preferred stock to Santander	—	—	—	—	1,800,000
Conversion of preferred stock to common stock	—	—	—	—	—
Paydown of noncontrolling interest	—	(924)	—	—	(924)
Stock issued in connection with employee benefit and incentive compensation plans	47	—	—	—	47,193
Employee stock options issued	9,342	—	—	—	(14,042)
Dividends on preferred stock	—	—	—	(14,600)	(14,600)
Stock repurchased	(10)	—	—	—	(10)
Shares cancelled by Santander	—	—	—	—	—

Balance, December 31, 2009	$—	$22,397	$(349,869)	$(1,147,373)	$9,387,535

Cumulative effect from change in accounting principle	—	—	—	(3,747)	(3,747)

Balance at January 1, 2010	$—	$22,397	$(349,869)	$(1,151,120)	$9,383,788

Comprehensive income:
Net income	—	37,239	—	1,022,136	1,059,375
Change in unrealized gain/(loss), net of tax:
Investments available for sale	—	—	83,624	—	83,624
Pension liabilities	—	—	(581)	—	(581)
Cash flow hedge derivative financial instruments	—	—	32,636	—	32,636

Total comprehensive income	—	—	—	—	1,175,054
Issuance of common stock to Santander	—	—	—	—	1,500,000
Stock issued in connection with employee benefit and incentive compensation plans	—	—	—	—	428
Dividends to Santander	—	—	—	—	(750,000)
Dividends to noncontrolling interest	—	(34,000)	—	—	(34,000)
Dividends on preferred stock	—	—	—	—	(14,600)

Balance, December 31, 2010	$—	$25,636	$(234,190)	$(128,984)	$11,260,670

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flow

	FOR THE YEAR ENDED DECEMBER 31,
(IN THOUSANDS)	2010	2009	2008

Cash Flows From Operating Activities:
Net (loss)/ income	$1,059,375	$161,565	$(2,357,210)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for credit losses	1,627,026	1,984,537	911,000
Deferred taxes	(369,427)	(1,462,852)	837,028
Depreciation and amortization	320,713	246,861	225,913
Impairment on equity method investment	—	—	95,000
Net amortization/accretion of investment securities and loan premiums and discounts	(189,029)	(311,201)	(4,961)
Net gains on the sale of loans	(39,983)	(76,765)	(38,761)
Net gain/ loss on investment securities	(200,556)	157,847	1,455,181
Net loss on real estate owned and premises and equipment	13,502	37,844	12,379
Loss on debt extinguishments	25,758	66,584	—
Stock based compensation	2,164	47,534	23,337
Remittance to Parent for stock based compensation	(1,800)	—	—
Origination and purchase of loans held for sale, net of repayments	(1,696,782)	(5,971,514)	(5,569,238)
Proceeds from the sale of loans held for sale	1,701,534	6,236,879	6,246,226
Net change in:
Accrued interest receivable	11,902	10,951	98,922
Other assets and bank owned life insurance	505,094	442,864	(403,846)
Other liabilities	(20,226)	(320,619)	461,028

Net cash provided by operating activities	2,749,265	1,250,515	1,991,998

Cash Flows From Investing Activities:
Proceeds from sales investment securities:
Available for sale	5,075,900	2,673,370	5,203,297
Proceeds from repayments and maturities of investment securities:
Available for sale	4,244,740	8,248,589	4,539,052
Net change in other investments	77,999	26,531	481,774
Net change in securities available for sale	—	—	2,000,000
Purchases of investment securities:
Available for sale	(7,030,167)	(14,653,872)	(8,299,508)
Net change in restricted cash	(41,678)	—	—
Proceeds from sales of loans	7,941	55,269	177,739
Purchase of loans	(8,458,298)	(2,765,449)	(411,488)
Net change in loans other than purchases and sales	(727,365)	8,173,134	380,216
Purchase of other assets from a third party	(121,715)	—	—
Proceeds from sales of premises and equipment and real estate owned	55,448	61,626	37,424
Purchases of premises and equipment	(196,775)	(37,716)	(74,161)
Net cash (paid) received from acquisitions	—	(193,386)	—

Net cash provided by/(used in) investing activities	(7,113,970)	1,588,096	4,034,345

Cash Flows From Financing Activities:
Net change in deposits and other customer accounts	(1,754,772)	(4,010,508)	(1,479,576)
Net increase (decrease) in borrowings and other debt obligations	93,980	(2,915,106)	(7,230,785)
Proceeds from senior credit facility and senior notes, net of issuance costs	11,852,208	4,376,726	2,088,452
Repayments of borrowings and other debt obligations	(7,196,186)	(3,500,576)	(180,000)
Net increase (decrease) in advance payments by borrowers for taxes and insurance	16,680	(5,780)	10,134
Proceeds from issuance of common stock, net of issuance costs	750,000	1,800,000	1,405,993
Treasury stock repurchases, net of proceeds	—	—	(2,208)
Cash dividends to preferred stockholders	(14,600)	(14,600)	(14,600)

Net cash (used in)/provided by financing activities	3,747,310	(4,269,844)	(5,402,590)

Net change in cash and cash equivalents	(617,395)	(1,431,233)	623,753
Cash and cash equivalents at beginning of year	2,323,290	3,754,523	3,130,770

Cash and cash equivalents at end of year	$1,705,895	$2,323,290	$3,754,523

Supplemental Disclosures:

	AT DECEMBER 31,
(IN THOUSANDS)	2010	2009	2008
Income taxes paid/(refund received)	$528,151	350,910	$(5,429)
Interest paid	1,389,937	1,790,303	2,097,222

	AT DECEMBER 31,
(IN THOUSANDS)	2010	2009	2008
Non Cash Transactions:
Consolidation of dealer floor plan securitization due to early amortization event	$—	$(855,000)	$—
Assumption of securitized debt	—	855,000	—
Foreclosed real estate	134,830	79,730	61,236
Other repossessed assets	1,486,457	1,212,676	—
Receipt of available for sale mortgage backed securities in exchange for mortgage loans held for investment	1,796,925	—	780,797
Consolidation of commercial mortgage backed securitization portfolio	(860,486)	—	—
Sale of previously consolidated commercial mortgage backed securitization portfolio	860,486	—	—
Dividends declared	784,000
See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements
Note 1 — Summary of Significant Accounting Policies
Santander Holdings USA, Inc. (“SHUSA” or “the Company”), formerly Sovereign Bancorp Inc., is a Virginia corporation and is the holding company of Sovereign Bank (“Sovereign Bank” or “the Bank”). SHUSA is headquartered in Boston, Massachusetts and Sovereign Bank is headquartered in Wyomissing, Pennsylvania. On January 30, 2009, SHUSA was acquired by Santander and as such, is a wholly owned subsidiary of Santander. SHUSA shareholders received .3206 shares of Santander ADS for each share of the Company’s stock. Additionally, SHUSA includes Santander Consumer USA, Inc. (“SCUSA”), a majority owned subsidiary of Santander that was contributed to SHUSA in 2009. SCUSA is a specialized consumer finance company engaged in the purchase, securitization, and servicing of retail installment contracts originated by automobile dealers and direct origination of retail installment contracts over the internet. SCUSA acquires retail installment contracts principally from manufacturer-franchised dealers in connection with the sale of used and new automobiles and trucks to non prime and near prime customers with limited credit histories or past credit problems. SCUSA also purchases automobile retail installment contracts from other companies. Sovereign Bank’s primary business consists of attracting deposits from its network of community banking offices, located throughout eastern Pennsylvania, New Jersey, New York, New Hampshire, Massachusetts, Connecticut, Rhode Island and Maryland, and originating commercial, home equity loans and residential mortgage loans in those communities.
The following is a description of the significant accounting policies of SHUSA. Such accounting policies are in accordance with United States generally accepted accounting principles. Certain prior period amounts have been reclassified to conform to the current period presentation.
a. Principles of Consolidation — The accompanying financial statements include the accounts of SHUSA and its subsidiaries, including the following wholly-owned and majority-owned subsidiaries: Sovereign Bank, SCUSA, Independence Community Bank Corp. and Sovereign Delaware Investment Corporation. All intercompany balances and transactions have been eliminated in consolidation.
b. Use of Estimates — The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Our most significant estimates pertain to our allowance for loan losses, recourse reserves, income tax accruals and deferrals, goodwill impairment evaluation, and fair value measurements related to our investment portfolio. Actual results could differ from those estimates.
c. Revenue Recognition — Our principal source of revenue is interest income from loans and investment securities. Interest income is recognized on an accrual basis primarily according to non-discretionary formulas in written contracts, such as loan agreements or securities contracts. Non-interest income includes fees from deposit accounts, loan commitments, standby letters of credit and financial guarantees, interchange income, mortgage servicing (net of amortization and write-downs of servicing rights), underwriting gains or losses from capital markets investment and derivative trading activities and other financial service-related products. These fees are generally recognized over the period that the related service is provided. Also included in non-interest income are gains or losses on sales of investment securities and loans. Gains or losses on sales of investment securities are recognized on the trade date, while gains on sales of loans are recognized when the sale is complete. Gains or losses on the sales of mortgage, multi-family and home equity loans are included within mortgage banking revenues. Income from bank-owned life insurance represents increases in the cash surrender value of the policies, as well as insurance proceeds.
d. Investment Securities and Other Investments — Investment securities that the Company has the intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost. Securities expected to be held for an indefinite period of time are classified as available for sale and are carried at fair value with temporary unrealized gains and losses reported as a component of accumulated other comprehensive income within stockholders’ equity, net of estimated income taxes. Securities purchased with the intention of recognizing short-term profits or which are actively bought and sold are classified as trading securities and reported at fair value. The unrealized gains or losses on trading account securities are recorded in other non-interest income. Gains or losses on the sales of securities are recognized at the trade date utilizing the specific identification method.
Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment (OTTI). For debt securities with market value below amortized cost, if the Company intends to sell the debt security or will more likely than not be required to sell the debt security before recovery of the entire amortized cost basis, then OTTI has occurred. If the Company does not intend to sell the debt security and will not likely be required to sell the debt security before recovery of its entire amortized cost basis, the Company evaluates expected cash flows to be received to determine if a credit loss has occurred. In the event of a credit loss, the credit component of the impairment is recognized within noninterest income, and the non-credit component is recognized through accumulated other comprehensive income. For equity securities, the Company evaluates securities in an unrealized loss position in the available-for-sale portfolio for OTTI on the basis of the duration of the decline in value of the security and severity of that decline, as well as the Company’s intent and ability to hold these securities for a period of time sufficient to allow for any anticipated recovery in the market value. If it is determined that the impairment on an equity security is other than temporary, an impairment loss equal to the difference between the carrying value of the security and its fair value is recognized within noninterest income.
Other investments include $0.6 billion and $0.7 billion, respectively, at December 31, 2010 and 2009 of the Company’s investment in the stock of the Federal Home Loan Bank (FHLB) of New York and Pittsburgh. Although FHLB stock is an equity interest in a FHLB, it does not have a readily determinable fair value, because its ownership is restricted and it lacks a market. FHLB stock can be sold back only at its par value of $100 per share and only to the FHLBs or to another member institution. Accordingly, FHLB stock is carried at cost. SHUSA evaluates this investment for impairment on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.
e. Loans Held for Sale — Residential mortgage loans classified as held for sale are recorded at fair value. Any other loan products classified as held for sale are recorded at the lower of cost or estimated fair value on an aggregate basis at the time a decision is made to sell the loan with any decline in value attributable to credit deterioration below its carrying amount charged to the allowance for loan losses. Any declines in value attributable to interest rates below its carrying amount are recorded as reductions to non-interest income and typically is recorded within mortgage banking revenues as the majority of our loans held for sale are residential loans. Any subsequent decline in the estimated fair value of loans held for sale is included as a reduction of non-interest income in the consolidated statements of operations.
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
Mortgage servicing rights are also reviewed for permanent impairment. Permanent impairment exists when the recoverability of a recorded valuation allowance is determined to be remote taking into consideration historical and projected interest rates and loan pay-off activity. When this situation occurs, the unrecoverable portion of the valuation reserve is applied as a direct write-down to the carrying value of the mortgage servicing right. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the mortgage servicing asset and the valuation allowance, precluding subsequent recoveries. Mortgage servicing rights are classified in other assets on our consolidated balance sheets. See Note 8 for additional discussion.
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
The allowance for loan losses consists of two elements: (i) an allocated allowance, which is comprised of allowances established on specific loans, and classes of loans based on historical loan loss experience adjusted for current trends and adjusted for both general economic conditions and other risk factors in the Company’s loan portfolios, and (ii) an unallocated allowance to account for a level of imprecision in management’s estimation process.
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
In addition to the allowance for loan losses, we also estimate probable losses related to unfunded lending commitments. Unfunded lending commitments are subject to individual reviews, and are analyzed and segregated by risk according to the Company’s internal risk rating scale. These risk classifications, in conjunction with an analysis of historical loss experience, current economic conditions and performance trends within specific portfolio segments, and any other pertinent information result in the estimation of the reserve for unfunded lending commitments. Additions to the reserve for unfunded lending commitments are made by charges to the provision for credit losses and this reserve is classified within other liabilities on the Company’s Consolidated Balance Sheets.
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
h. Loans — Loans are reported net of loan origination fees, direct origination costs and discounts and premiums associated with purchased loans and unearned income. Interest on loans is credited to income as it is earned. Loan origination fees and certain direct loan origination costs are deferred and recognized as adjustments to interest income in the consolidated statements of operations over the contractual life of the loan utilizing the effective interest rate method. Premiums and discounts associated with purchased loans by Sovereign Bank are deferred and amortized as adjustments to interest income utilizing the effective interest rate method using estimated prepayment speeds, which are updated on a quarterly basis. Interest income is not recognized on loans when the loan payment is 90 days or more delinquent for commercial loans and 90 days or more delinquent for consumer loans (60 days or more delinquent for auto loans) or sooner if management believes the loan has become impaired.
Certain loans acquired that result in recognition of a discount attributable, at least in part, to credit quality; and are not subsequently accounted for at fair value, are accounted for under the Receivable topic of the FASB Accounting Standards Codification (Section 310-30) “Loans and Debt Securities Acquired with Deteriorated Credit Quality”. The excess of the estimated undiscounted principal, interest and other cash flows expected to be collected over the initial investment in the acquired loans is amortized to interest income over the expected life of the loans via the effective interest rate method. The amount amortized for the acquired loan pool is adjusted when there is an increase or decrease in the expected cash flows. Further, SHUSA assesses impairment on these acquired loan pools for which there has been a decrease in the expected cash flows. Impairment is measured based on the present value of the expected cash flows from the loan (including the estimated fair value of the underlying collateral) discounted using the loan’s effective interest rate. Impairments are recognized via a charge to the provision for loan losses on the Consolidated Statement of Operations.
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
Consumer loans (excluding auto loans) and any portion of a consumer loan secured by real estate mortgage loans not adequately secured are generally charged-off when deemed to be uncollectible or delinquent 180 days or more (90 days for closed-end consumer loans not secured by real estate), whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment include; a loan that is secured by collateral and is in the process of collection; a loan supported by a valid guarantee or insurance; or a loan supported by a valid claim against a solvent estate. Auto loans are charged off when an account becomes 121 days delinquent if the Company has not repossessed the related vehicle. The Company charges off accounts in repossession when the automobile is repossessed and legally available for disposition. Charge-offs of commercial loans are made on the basis of management’s ongoing evaluation of non-performing loans.

Notes to Consolidated Financial Statements
Note 1 — Summary of Significant Accounting Policies (continued)
A loan whose terms have been modified due to financial difficulties of a borrower is reported as a troubled debt restructuring (“TDR”). TDRs at Sovereign Bank are initially placed on non-accrual status until the loan qualifies for return to accrual status. Loans qualify for return to accrual status once they have demonstrated performance with the restructured terms of the loan agreement (generally a minimum of six months for an amortizing loan). All costs incurred by SHUSA in connection with a TDR are expensed as incurred. If a TDR is at market terms and the loan performs for a period of one year, the loan will no longer be reported as a TDR in accordance with Bank regulatory requirements. If restructured terms are not at market terms, then the loan will be reported as a TDR until the amount is settled by the customer or charged off.
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
j. Other Real Estate Owned — Other real estate owned (“OREO”) consists of properties acquired by, or in lieu of, foreclosure in partial or total satisfaction of non-performing loans. OREO obtained in satisfaction of a loan is recorded at the lower of cost or estimated fair value minus estimated costs to sell based upon the property’s appraisal value at the date of transfer. The excess of the carrying value of the loan over the fair value of the property minus estimated costs to sell are charged to the allowance for loan losses. Any decline in the estimated fair value of OREO that occurs after the initial transfer from the loan portfolio and costs of holding the property are recorded as operating expenses, except for significant property improvements that are capitalized to the extent that carrying value does not exceed estimated fair value. OREO is classified within other assets on the consolidated balance sheets and totaled $223.2 million and $118.1 million at December 31, 2010 and December 31, 2009, respectively.
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
l. Income Taxes — Deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. See Note 17 for detail on the Company’s income taxes.
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
Fair value hedges are accounted for by recording the change in the fair value of the derivative instrument and the related hedged asset, liability or firm commitment on the consolidated balance sheet with the corresponding income or expense recorded in the consolidated statement of operations. The adjustment to the hedged asset or liability is included in the basis of the hedged item, while the fair value of the derivative is recorded as an other asset or other liability. Actual cash receipts or payments and related amounts accrued during the period on derivatives included in a fair value hedge relationship are recorded as adjustments to the income or expense associated with the hedged asset or liability. The Company had no fair value hedges outstanding at December 31, 2010.
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
Goodwill and other indefinite lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing. We perform our annual goodwill impairment test in the fourth quarter and whenever events occur or circumstances change that indicate the fair value of a reporting unit may be below its carrying value. SHUSA performed goodwill impairment testing during the fourth quarter of 2010 and concluded goodwill was not impaired. Goodwill is reviewed for impairment utilizing a two-step process. The first step requires SHUSA to identify the reporting units and compare the fair value of each reporting unit to its respective carrying amount, including its allocated goodwill. If the carrying value is higher than the fair value, there is an indication that an impairment may exist and a second step must be performed. The second step entails calculating the implied fair value of goodwill as if a reporting unit is purchased at its step 1 fair value. This is determined in the same manner as goodwill in a business combination. If the implied fair value of goodwill is in excess of the reporting units allocated goodwill amount then no impairment charge is required. See Note 4 for additional discussion.
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
r. Marketing expense — Marketing costs are expensed as incurred.

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
The fair value for our stock option grants were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

	GRANT DATE YEAR
	2009	2008
Expected volatility	.492	.280 – .468
Expected life in years	6.00	6.00
Stock price on date of grant	$3.04	$4.77 – 7.73
Exercise price	$3.04	$4.77 – 7.73
Weighted average exercise price	$3.04	$5.27
Weighted average fair value	$3.04	$2.54
Expected dividend yield	N/A	N/A
Risk-free interest rate	2.32%	2.84% – 3.51%
Vesting period in years	3	3–5
Expected volatility is based on the historical volatility of the Company’s stock price. SHUSA utilizes historical data to predict options’ expected lives. The risk-free interest rate is based on the yield on a U.S. treasury bond with a similar maturity of the expected life of the option.
In connection with the acquisition of SHUSA by Santander on January 30, 2009, all unvested stock options vested but none were exercised given the Company’s stock price at the acquisition date was lower than the options’ exercise price.
t. Equity Method Investments — The Company has investments in entities accounted for under the equity method including low-income housing tax credit partnerships which totaled $117.5 million and $143.2 million at December 31, 2010 and December 31, 2009, respectively.
u. Noncontrolling Interest — Subsequent to the issuance of SHUSA’s third quarter 2010 Form 10-Q, SHUSA determined that pursuant to ASC 810, Consolidation, it should have given separate recognition to a noncontrolling interest in its consolidated balance sheet, statement of operations and statement of stockholders’ equity. These financial statements as of and for the year-ended December 31, 2009, have been corrected to include such information. SHUSA believes this correction was not material to the consolidated financial statements taken as a whole.
Note 2 — Recent Accounting Pronouncements
In June 2009, the FASB issued an amendment to the transfers and servicing topic of the FASB Accounting Standards Codification. This will eliminate the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and require additional disclosures in order to enhance information reported to users of financial statements by providing greater transparency about transfers of financial assets, including securitization transactions, and an entity’s continuing involvement in and exposure to the risks related to transferred financial assets. It also amends the consolidation guidance applicable to variable interest entities. It is effective on January 1, 2010 for the Company and it resulted in the reconsolidation of certain assets and liabilities in qualified special purpose entities in the Company’s balance sheet. As a result of this standard, SHUSA consolidated approximately $866.3 million of loans, net of allowance for loan losses, and $870.1 million of borrowings on its balance sheet at January 1, 2010 that no longer qualified for sale accounting. See Note 22 for a description of why SHUSA determined it was the primary beneficiary of this securitization vehicle which was consolidated. The consolidation of these assets and liabilities did not have a significant impact on the Consolidated Statement of Operations.
In January 2010, the FASB issued authoritative guidance aimed at improving disclosures about fair value measurements. This guidance adds new disclosure requirements for transfers into and out of fair value hierarchy Levels 1 and 2 and separate disclosures about purchases, sales, issuances, and settlements relating to Level 3 measurements. It also clarifies existing disclosure requirements regarding the level of disaggregation for classes of assets and liabilities, and about inputs and valuation techniques used to measure fair value. This guidance is effective for interim and annual reporting periods beginning after December 15, 2009 (except for certain Level 3 disclosures), and the Company adopted this guidance effective January 1, 2010. During 2010, SHUSA had no transfers between items classified as Level 1 and 2. The disclosures required by this pronouncement are included in Note 19.
In July 2010, the FASB issued authoritative guidance to improve the disclosures that companies provide about the credit quality of receivables and the related allowance for credit losses. In January 2011, the FASB issued new accounting guidance that temporarily delays the effective date of the credit quality disclosures about troubled debt restructurings until the FASB completes its deliberations on what constitutes a troubled debt restructuring. As a result of these amendments, companies will be required to disaggregate certain existing disclosures and provide certain new disclosures about receivables and the related allowance for credit losses. SHUSA’s implementation of this guidance for the year ended December 31, 2010 did not have a significant impact on SHUSA’s financial position or results of operations.

Notes to Consolidated Financial Statements
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
SHUSA has continued to apply its historical basis of accounting in its stand-alone financial statements after the Transaction. This is based on our determination under the Business Combination Topic of the FASB Accounting Standards Codification, that Santander is the acquiring entity and our determination under SEC Staff Accounting Bulletin (SAB) No. 54, codified as Topic 5J, Push Down Basis of Accounting Required In Certain Limited Circumstances, that while the push down of Santander’s basis in SHUSA is permissible, it was not required due to the existence at SHUSA of significant outstanding public debt securities.
The accounting regulations provide that for each business combination, one of the combining entities shall be identified as the acquirer with the acquirer defined as the entity that obtains control. We determined that the Transaction resulted in Santander obtaining control of SHUSA as Santander acquired all the voting shares of SHUSA. In reaching our determination that our outstanding public debt securities are significant, we considered both the face amount and fair value of our outstanding public debt securities, as well as a number of provisions contained within those securities which we believe might impact Santander’s ability to control their form of ownership of SHUSA. If push down accounting had been applied, we estimate that adjustments to fair value, if recorded, would have had the effect of significantly reducing our regulatory capital. Following the acquisition, Santander contributed $3.3 billion to SHUSA through December 31, 2010, and Sovereign Bank’s capital has been increased by capital contributions from SHUSA of $3.7 billion through December 31, 2010.
Note 4 — Goodwill and Other Intangible Assets
SHUSA’s reportable segments include Retail Banking, Specialized Businesses, Corporate, SCUSA and Global Banking. The Company’s segments are focused principally around the customers SHUSA serves. The Retail Banking segment is comprised of our branch locations. In 2009, our residential mortgage business was merged into our retail segment out of our Specialized Business unit as the head of our Retail Banking Unit was placed in charge of residential lending in 2009. Since our Specialized Business segment had no goodwill allocated to it, this reporting structure change had no impact on the amount of goodwill assigned to our Retail segment. Our branches offer a wide range of products and services to customers and each attracts deposits by offering a variety of deposit instruments including demand and NOW accounts, money market and savings accounts, certificates of deposits and retirement savings plans. Our branches also offer certain loans such as home equity loans and other consumer loan products and certain small business loans. The Specialized Business segment is primarily comprised of our New York multi-family and national commercial real estate lending group, our automobile dealer floor plan lending group and our indirect automobile lending group.
The Corporate segment (formerly known as Middle Market) provides the majority of the Company’s commercial lending platforms such as commercial real estate loans and commercial industrial loans. In the first quarter of 2009, management reorganized this segment to also include the Company’s commercial deposits as it was determined that these relationships would no longer be managed by our Retail business executives. These deposits were previously included in our Retail segment. SHUSA determined that the fair value of these deposits represented approximately 27% of our Retail segment’s fair value at March 31, 2009. As a result, SHUSA reassigned $830.7 million of goodwill from the Retail segment to the Corporate segment. As a result, goodwill totals $2.3 billion in our Retail segment and $1.2 billion in our Corporate segment at December 31, 2010. Our SCUSA segment has goodwill of $692.9 million at December 31, 2010.
SHUSA utilized a discounted cash flow analysis and multiple market approaches to estimate the fair value of our reporting units using market based assumptions. The fair value of our Retail, Corporate and SCUSA segments exceeded their book values.
SHUSA’s core deposit intangible assets balance decreased to $124.4 million at December 31, 2010 from $181.0 million at December 31, 2009 as a result of core deposit intangible amortization of $56.6 million in 2010. The remaining weighted average life of our core deposit intangibles is 1.5 years and the estimated aggregate amortization expense related to core deposit intangibles for each of the five succeeding calendar years ending December 31 is (in thousands):

YEAR	AMOUNT

2011	$44,963
2012	33,108
2013	23,630
2014	14,869
2015	7,019
SHUSA also recorded other intangibles of $25.1 million in connection with its acquisition of Independence related to fair market value adjustments associated with operating lease agreements of $22.3 million and certain non-competition agreements with key employees totaling $2.8 million. These intangibles are amortized on a straight-line basis over the term of the lease and the non-competition term, respectively. SHUSA recorded intangible asset amortization of $1.8 million and $2.4 million for the years ended December 31, 2010 and 2009, respectively related to these two items. The remaining balance at December 31, 2010 is $11.9 million.
SCUSA has other intangibles of $52.7 million which consisted primarily of intangible customer relationships of $9.2 million and $39.7 million of trademark intangibles. SCUSA recorded intangible asset amortization of $4.9 million and $1.9 million for the years ended December 31, 2010, and 2009, respectively related to these items.

Notes to Consolidated Financial Statements
Note 4 — Goodwill and Other Intangible Assets (continued)
The following table shows the allocation of goodwill to our operating segments for purposes of goodwill impairment testing. The decrease in 2010 at SCUSA relates to refinements to our initial acquisition date purchase accounting.

		Specialized
	Retail	Business		Global
	Banking	Group	Corporate	Banking	SCUSA	Total

Goodwill at December 31, 2009	$2,259,179	$—	$1,172,302	$—	$704,059	$4,135,540
Purchase accounting adjustments	—	—	—	—	(11,189)	(11,189)
Goodwill at December 31, 2010	$2,259,179	$—	$1,172,302	$—	$692,870	$4,124,351
Note 5 — Restrictions on Cash and Amounts Due From Depository Institutions
Sovereign Bank is required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those reserve balances for the reserve computation periods at December 31, 2010 and 2009 were $152.9 million and $352.1 million, respectively.
Note 6 — Investment Securities
The amortized cost and estimated fair value of SHUSA’s available for sale investment securities are as follows (in thousands):

	AT DECEMBER 31,
	2010				2009
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value	Cost	Appreciation	Depreciation	Value

Investment Securities Available for sale:
U.S. Treasury and government agency securities	$12,997	—	—	12,997	$364,596	$116	$102	$364,610
Debentures of FHLB, FNMA and FHLMC	24,291	708	—	24,999	1,848,401	992	1,170	1,848,223
Corporate debt and asset-backed securities	5,246,878	104,773	24,261	5,327,390	6,652,059	117,232	12,119	6,757,172
Equity securities	—	—	—	—	2,579	181	1	2,759
State and municipal securities	2,000,974	1,609	120,303	1,882,280	1,836,589	14,434	48,597	1,802,426
Mortgage-backed Securities:
U.S. government agencies	364,331	75	10	364,396	1,098	21	2	1,117
FHLMC and FNMA securities	4,254,734	51,473	7,204	4,299,003	962,465	4,876	6,184	961,157
Non-agencies	1,607,514	260	146,991	1,460,783	2,230,114	1	358,181	1,871,934

Total investment securities available for sale	$13,511,719	158,898	298,769	13,371,848	$13,897,901	$137,853	$426,356	$13,609,398

Unrealized losses on the Company’s state and municipal bond portfolio increased to $120.3 million at December 31, 2010 from $48.6 million at December 31, 2009 primarily due to a rise in the Municipal rate yield curve, which has an adverse effect on the pricing of municipal bonds. The majority of this portfolio, $1.5 billion, consists of general obligation bonds of states, cities, counties and school districts. This portfolio has a weighted average underlying credit risk rating of AA-. These bonds are insured with various companies and as such, carry additional credit protection. The Company has determined that the unrealized losses on the portfolio are due to an increase in credit spreads, but not expected losses, and concerns with respect to the financial strength of third party insurers. However, even if it was assumed that the insurers could not honor their obligation, our underlying portfolio is still investment grade and the Company believes that we will collect all scheduled principal and interest. The Company has concluded these unrealized losses are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover its cost, which may be at maturity. The remainder of this portfolio consists of taxable municipals acquired in 2010.

Notes to Consolidated Financial Statements
Note 6 — Investment Securities (continued)
The unrealized losses on the non-agency securities portfolio decreased to $147.0 million December 31, 2010 from $358.2 million at December 31, 2009. Other than what is described in the following paragraph, this portfolio consists primarily of highly rated non-agency mortgage-backed securities from a diverse group of issuers in the private-label market. The Company has determined that the unrealized losses on the portfolio are due to an increase in credit spreads and liquidity issues in the marketplace. The decrease in the unrealized loss from December 31, 2009 to December 31, 2010 on the non-agency portfolio was primarily driven by a decrease in the interest rate curve specific to the investment type. The Company has concluded these unrealized losses are temporary in nature on the majority of this portfolio since we believe based on modeled projections, that there is sufficient credit subordination associated with these securities and the Company has the intent and ability to hold these investments for a time necessary to recover its cost, which may be maturity. Additionally, our investments are in senior positions that are in excess of current and expected cumulative loss positions.
In 2008, SHUSA recorded a $575.3 million OTTI on FNMA and FHLMC preferred stock, which SHUSA sold in 2009 and recorded a net loss of $16.6 million in 2009. SHUSA sold its entire portfolio of collateralized debt obligations (“CDOs”) during 2008 and recorded a pretax loss of $602.3 million. In 2008, the Company determined it would not recover the full outstanding principal on five bonds in our non-agency mortgage backed portfolio with book values of $654.3 million and fair values of $346.4 million, and recorded a $307.9 million OTTI charge in 2008.
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
Upon adoption of these new accounting regulations, a cumulative effect adjustment was made to reclassify the non-credit portion of any OTTI charges previously recorded through earnings to accumulated other comprehensive income for investments held as of the beginning of the interim period of adoption. This adjustment was made as we do not intend to sell and more-likely-than-not will not be required to sell the security before recovery of its amortized cost basis (i.e., the impairment does not meet the new definition of other-than-temporary). The cumulative effect adjustment was determined based on the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security as of the beginning of the interim period in which the new regulations is adopted. The cumulative effect adjustment includes the related tax effects.
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
Below is a rollforward of the anticipated credit losses on securities which SHUSA has recorded OTTI charges on through earnings (excludes other-than-temporary-impairment charges incurred in the first quarter of 2009 on our Fannie Mae and Freddie Mac preferred stock since these are equity securities).

	Year Ended	Year Ended
	December 31, 2010	December 31, 2009
Beginning balance at December 31, 2009 and December 31, 2008	$206,155	$62,834
Additions for amount related to credit loss for which an other-than-temporary-impairment was not previously recognized	4,763	54,854
Reductions for securities sold during the period	—	—
Reductions for increases in cash flows expected to be collected and recognized over the remaining life of security (1)	(70,762)	—
Additional increases to credit losses for previously recognized other-than-temporary-impairment charges when there is no intent to sell the security(1)	—	88,467

Ending balance at December 31, 2010 and December 31, 2009	$140,156	$206,155

(1)	For the year ended December 31, 2010, SHUSA accreted into interest income $9.6 million of the expected increase in cash flow on certain non-agency securities. The reason for the $70.8 million improvement in anticipated credit losses was due to increased prepayment speed assumptions from reduced mortgage interest rates during 2010 as well as improvements in expected losses.

Notes to Consolidated Financial Statements
Note 6 — Investment Securities (continued)
The fourteen bonds that have been determined to be other-than-temporarily impaired have a weighted average S&P credit rating of CCC at December 31, 2010. Each of these securities contains various levels of credit subordination. The underlying mortgage loans that comprise these investment securities were primarily originated in the years 2005 through 2007. Approximately 65% of these loans were jumbo loans, and approximately 68% of the collateral backing these securities were limited documentation loans. A summary of the key assumptions utilized to forecast future expected cash flows on the securities determined to have OTTI were as follows:

	December 31, 2010	December 31, 2009
Loss severity	49.21%	49.45%
Expected cumulative loss percentage	22.99%	32.15%
Cumulative loss percentage to date	4.72%	3.01%
Weighted average FICO	711	711
Weighted average LTV	68.4%	70.1%
The following table discloses the age of gross unrealized losses in our portfolio as of December 31, 2010 and 2009 (in thousands):

	AT DECEMBER 31, 2010
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities
Available for sale investment securities:
U.S. Treasury and government agency securities	$—	$—	$—	$—	$—	$—
Debentures of FHLB, FNMA and FHLMC	—	—	—	—	—	—
Corporate debt and asset-backed securities	1,196,575	(16,854)	105,431	(7,407)	1,302,006	(24,261)
Equity Securities	—	—	—	—	—	—
State and municipal securities	1,420,899	(83,641)	245,067	(36,662)	1,665,966	(120,303)
Mortgage-backed Securities:
U.S. government agencies	5,380	(10)	—	—	5,380	(10)
FHLMC and FNMA securities	947,311	(7,078)	13,537	(126)	960,848	(7,204)
Non-agencies	62,744	(3,879)	1,358,715	(143,112)	1,421,459	(146,991)

Total investment securities available for sale	$3,632,909	$(111,462)	$1,722,750	$(187,307)	$5,355,659	$(298,769)

	AT DECEMBER 31, 2009
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities
Available for sale investment securities:
U.S. Treasury and government agency securities	$199,714	$(102)	$—	$—	$199,714	$(102)
Debentures of FHLB, FNMA and FHLMC	1,250,970	(1,170)	—	—	1,250,970	(1,170)
Corporate debt and asset-backed securities	1,118,889	(4,641)	53,929	(7,478)	1,172,818	(12,119)
Equity Securities	—	—	253	(1)	253	(1)
State and municipal securities	316,746	(3,243)	508,333	(45,354)	825,079	(48,597)
Mortgage-backed Securities:
U.S. government agencies	130	(2)	—	—	130	(2)
FHLMC and FNMA securities	729,843	(6,179)	1,468	(5)	731,311	(6,184)
Non-agencies	11	(1)	1,874,562	(358,180)	1,874,573	(358,181)

Total investment securities available for sale	$3,616,303	$(15,338)	$2,438,545	$(411,018)	$6,054,848	$(426,356)

As of December 31, 2010, the Company has concluded that the unrealized losses on its remaining investment securities (which totaled 244 individual securities) are temporary in nature since they are not related to the underlying credit quality of the issuers, and the Company has the intent and ability to hold these investments for a time necessary to recover its cost and will ultimately recover its cost at maturity (i.e. these investments have contractual maturities that, absent a credit default, ensure SHUSA will ultimately recover its cost). In making its OTTI evaluation, SHUSA considered the fact that the principal and interest on these securities are from issuers that are investment grade.

Notes to Consolidated Financial Statements
Note 6 — Investment Securities (continued)
Proceeds from sales of investment securities and the realized gross gains and losses from those sales are as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2010	2009	2008

Proceeds from sales	$5,075,900	$2,673,370	$5,203,297

Gross realized gains	192,161	23,176	50,316
Gross realized losses	(965)	(827)	(617,767)

Net realized (losses)/gains	$191,196	$22,349	$(567,451)

Not included in the 2010, 2009 and 2008 amounts above were OTTI charges of $4.8 million, $180.2 million and $883.2 million, respectively, on FNMA and FHLMC preferred stock and non agency mortgage backed securities. The 2008 gross realized losses were primarily related to the previously mentioned loss on our CDO portfolio. Also not included in the 2010 amounts above were equity gains, described in the paragraph below, of $14.1 million, unrelated to the Treasury investment activity summarized above.
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
Contractual maturities and yields of SHUSA’s investment securities available for sale at December 31, 2010 are as follows (in thousands):

	INVESTMENT SECURITIES AVAILABLE FOR SALE AT DECEMBER 31, 2010(1)
				Due After		Weighted
	Due Within	Due After 1	Due After 5	10 Years/No		Average
	One Year	Within 5 Yrs	Within 10 Yrs	Maturity	Total	Yield(2)
U.S. Treasury and government agency	$12,997	$—	$—	$—	$12,997	0.13%
Debentures of FHLB, FNMA and FHLMC	4,999	20,000	—	—	24,999	4.56%
Corporate debt and asset backed securities	14,690	3,879,648	1,112,715	320,337	5,327,390	2.87%
State and Municipal securities	—	783	20,392	1,861,105	1,882,280	4.91%
Mortgage-backed Securities:
U.S. government agencies	—	—	5,380	359,016	364,396	2.94%
FHLMC and FNMA securities	23	19,565	195,122	4,084,293	4,299,003	3.25%
Non-agencies	—	396	108,832	1,351,555	1,460,783	7.45%

Total Fair Value	$32,709	$3,920,392	$1,442,441	$7,976,306	$13,371,848	3.78%

Weighted average yield	1.48%	2.78%	3.30%	4.37%	3.78%

Total Amortized Cost	$32,665	$3,853,527	$1,428,766	$8,196,761	$13,511,719

(1)	The maturities above do not represent the effective duration of SHUSA’s portfolio since the amounts above are based on contractual maturities and do not contemplate anticipated prepayments, with the exception of the securities identified in Note 2 below.

(2)	Weighted-average yields are based on amortized cost. Yields on tax-exempt securities are calculated on a tax equivalent basis and are based on an effective tax rate of 35%.
Nontaxable interest and dividend income earned on investment securities was $78.5 million, $81.5 million and $122.6 million for years ended December 31, 2010, 2009 and 2008, respectively. Tax expense/(benefit) related to net realized gains and losses from sales of investment securities for the years ended 2010, 2009 and 2008 were $69.6 million, $8.1 million and $(198.6) million, respectively. Investment securities with an estimated fair value of $5.7 billion and $4.2 billion were pledged as collateral for borrowings, standby letters of credit, interest rate agreements and public deposits at December 31, 2010 and 2009.

Notes to Consolidated Financial Statements
Note 7 — Loans
A summary of loans held for investment included in the Consolidated Balance Sheets is as follows (in thousands):

	AT DECEMBER 31,
	2010	2009

Commercial real estate loans(1)	$11,311,167	$12,453,575
Commercial and industrial loans	9,931,143	10,754,692
Multi-family loans	6,746,558	4,588,403
Other	1,170,044	1,317,204

Total Commercial Loans Held for Investment	29,158,912	29,113,874

Residential mortgages	11,029,650	10,607,626
Home equity loans and lines of credit	7,005,539	7,069,491

Total consumer loans secured by real estate	18,035,189	17,677,117

Auto loans	16,714,124	10,496,510
Other	1,109,659	264,676

Total Consumer Loans Held for Investment	35,858,972	28,438,303

Total Loans Held for Investment (2)	$65,017,884	$57,552,177

Total Loans Held for Investment with:
Fixed rate	$41,405,419	$33,667,940
Variable rate	23,612,465	23,884,237

Total Loans Held for Investment(2)	$65,017,884	$57,552,177

(1)	Includes residential and commercial construction loans of $0.7 billion and $2.6 billion at December 31, 2010 and 2009, respectively.

(2)	Loan totals include deferred loan origination costs, net of deferred loan fees and unamortized purchase premiums, net of discounts. These items resulted in net decreases in loans of $920.7 million and $382.6 million at December 31, 2010 and 2009, respectively. Results for 2010 and 2009 include a net decrease of $971.1 million and $466.2 million, respectively, related to the contribution of SCUSA. Loans pledged as collateral for borrowings totaled $47.7 billion and $41.3 billion at December 31, 2010 and 2009, respectively.
The entire loans held for sale portfolio at December 31, 2010 and December 31, 2009 consists of fixed rate residential mortgages. The balance at December 31, 2010 was $150.1 million compared to $119.0 million at December 31, 2009.
On January 5, 2011, Sovereign Bank purchased $1.7 billion of marine and recreational vehicle loans.

Notes to Consolidated Financial Statements
Note 7 — Loans (continued)
The activity in the allowance for credit losses is as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2010	2009	2008
Allowance for loan losses balance, beginning of period	$1,818,224	$1,102,753	$709,444
Allowance established in connection with reconsolidation of previously unconsolidated securitized assets	5,991	—	—
Acquired allowance for loan losses due to SCUSA contribution from Santander	—	347,302	—
Provision for loan losses (1)	1,585,545	1,790,559	874,140
Allowance released in connection with loan sales or securitizations	—	—	(3,745)
Charge-offs:
Commercial	650,888	518,468	238,470
Consumer	861,269	1,232,070	353,244

Total charge-offs	1,512,157	1,750,538	591,714
Recoveries:
Commercial	54,768	11,288	13,378
Consumer	245,079	316,860	101,250

Total recoveries	299,847	328,148	114,628

Charge-offs, net of recoveries	1,212,310	1,422,390	477,086

Allowance for loan losses balance, end of period	2,197,450	1,818,224	1,102,753

Reserve for unfunded lending commitments, beginning of period	259,140	65,162	28,302
Provision for unfunded lending commitments (1)	41,481	193,978	36,860

Reserve for unfunded lending commitments, end of period	300,621	259,140	65,162

Total allowance for credit losses	$2,498,071	$2,077,364	$1,167,915

(1)	SHUSA defines the provision for credit losses on the consolidated statement of operations as the sum of the total provision for loan losses and provision for unfunded lending commitment.
Non-accrual loans and non-peforming assets are summarized as follows (in thousands):

	AT DECEMBER 31,
	2010	2009
Non-accrual loans:
Consumer
Residential	$602,027	$617,918
Home equity loans and lines of credit	125,310	117,390
Auto loans and other consumer loans	592,650	535,902

Total consumer loans	1,319,987	1,271,210

Commercial	528,333	654,322
Commercial real estate	653,221	823,766
Multi-family	224,728	381,999

Total commercial loans	1,406,282	1,860,087

Total non-accrual loans	2,726,269	3,131,297

Real estate owned	143,149	99,364
Other repossessed assets	79,854	18,716

Total other real estate owned and other repossessed assets	223,003	118,080

Total non-performing assets	$2,949,272	$3,249,377

Notes to Consolidated Financial Statements
Note 7 — Loans (continued)
Impaired and past due loans are summarized as follows (in thousands):

	AT DECEMBER 31,
	2010	2009
Impaired loans with a related allowance	$1,836,993	$1,193,095
Impaired loans without a related allowance	299,501	283,652

Total impaired loans	$2,136,494	$1,476,747

Allowance for impaired loans	$417,873	$363,059

Total loans past due 90 days as to interest or principal and accruing interest	$169	$27,321

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

	Contractual	Nonaccretable	Accretable	Carrying
	Receivable Amount	Yield	(Yield)/ Premium	Amount
Balance at January 1, 2010	$2,042,594	$(225,949)	$(35,207)	$1,781,438
Additions (Loans acquired during the period)	9,469,913	(989,010)	291,309	8,772,212
Customer repayments	(2,088,158)	—	—	(2,088,158)
Charge-offs	(277,345)	277,345	—	—
Change in interest accrual	—	—	—	—
Accretion of loan discount	—	—	(74,492)	(74,492)
Transfers between nonaccretable and accretable yield	—	(28,849)	28,849	—
Disposals related to loans sold	—	—	—	—

Balance at December 31, 2010	$9,147,004	$(966,463)	$210,459	$8,391,000

Notes to Consolidated Financial Statements
Note 7 — Loans (continued)
As discussed in Note 2, the FASB issued authoritative guidance to improve the disclosure that companies provide about the credit quality of receivables and the related allowance for credit losses. The guidance requires that entities disclose information at disaggregated levels, specifically defined as “portfolio segments” and “classes” based on management’s systematic methodology for determining its allowance for credit losses. As such, compared to the financial statement categorization of loans, SHUSA utilizes an alternate categorization for purposes of modeling and calculating the allowance for credit losses and for tracking the credit quality, delinquency and impairment status of the underlying commercial and consumer loan populations.
In disaggregating its financing receivables portfolio, SHUSA’s methodology starts with the commercial and consumer segments. The commercial segmentation reflects line of business distinctions. “Corporate Banking” includes the majority of C&I loans as well as related owner-occupied real estate. “Middle Market CRE” represents the portfolio of specialized lending for investment real estate. “CCRC” is the portfolio of financing for continuing care retirement communities. Santander Real Estate Capital (“SREC”) is the real estate portfolio of the specialized lending group in Brooklyn, NY. “Remaining Commercial” represents principally the Commercial Equipment and Vehicle Funding business (“CEVF”).
The consumer segmentation reflects product structure with minor variations from the financial statement categories. “Home Mortgages” is generally Residential Mortgages, “Self-Originated Home Equity” excludes purchased home equity portfolios, and “Indirect Auto” excludes self-originated direct auto loans. Purchased home equity and direct auto loans make up the majority of balances in “Remaining Consumer”.
The activity in the allowance for loan losses for the year ended December 31, 2010 were as follows (in thousands):

2010	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Allowance for loan losses balance, beginning of period	$989,192	$824,529	$4,503	$1,818,224
Allowance established in connection with reconsolidation of previously unconsolidated securitized assets	5,991	—	—	5,991
Provision for loan losses (1)	506,723	1,067,643	11,179	1,585,545
Charge-offs	(650,888)	(861,269)	—	(1,512,157)
Recoveries	54,768	245,079	—	299,847

Charge-offs, net of recoveries	(596,120)	(616,190)	—	(1,212,310)

Allowance for loan losses balance, end of period	$905,786	$1,275,982	$15,682	$2,197,450

Ending balance, individually evaluated for impairment	$280,219	$137,654	$—	$417,873
Ending balance, collectively evaluated for impairment	625,567	1,016,410	—	1,641,977
Purchased impaired loans	—	137,600	—	137,600

Financing receivables:
Ending balance	$29,158,912	$36,009,035	$—	$65,167,947
Ending balance, individually evaluated for impairment	1,183,563	949,156	—	2,132,719
Ending balance, collectively evaluated for impairment	27,975,349	26,668,879	—	54,644,228
Purchased impaired loans	—	8,391,000	—	8,391,000
Non-accrual loans disaggregated by class of financing receivables are summarized as follows (in thousands):

December 31,
2010
Non-accrual loans:
Consumer:
Home Mortgages	$602,027
Self Originated Home Equity	63,686
Indirect Auto	563,002
Remaining consumer	91,272

Total consumer loans	1,319,987
Commercial:
Corporate Banking	653,943
Middle Market Commercial Real Estate	379,898
Continuing Care Retirement Communities	126,704
Santander Real Estate Capital	203,802
Remaining Commercial	41,935

Total commercial loans	1,406,282

Total non-performing loans	$2,726,269

Notes to Consolidated Financial Statements
Note 7 — Loans (continued)
Delinquencies disaggregated by class of financing receivables are summarized as follows (in thousands):

							Recorded
							Investment
	30-59 Days	60-89 Days	Greater Than	Total Past		Total Financing	> 90 Days
	Past Due	Past Due	90 Days	Due	Current	Receivables	and Accruing
Corporate Banking	$83,039	51,675	425,824	560,538	14,192,156	14,752,694	—
Middle Market Commercial Real Estate	37,619	24,980	187,393	249,992	3,530,116	3,780,108	169
Continuing Care Retirement Communities	13,300	—	107,579	120,879	460,168	581,047	—
Santander Real Estate Capital	119,795	27,819	161,583	309,197	8,881,740	9,190,937	—
Remaining commercial	5,491	32,982	8,312	46,785	807,341	854,126	—
Home Mortgages	238,829	106,756	602,027	947,612	10,230,512	11,178,124	—
Self Originated Home Equity	18,540	12,774	63,686	95,000	6,461,605	6,556,605	—
Indirect Auto	1,455,595	412,774	140,238	2,008,607	14,762,568	16,771,175	—
Remaining consumer	52,751	26,116	71,492	150,359	1,352,772	1,503,131	—

Total	$2,024,959	695,876	1,768,134	4,488,969	60,678,978	65,167,947	169

Impaired loans disaggregated by class of financing receivables are summarized as follows (in thousands):

	Recorded	Unpaid Principal	Related Specific
2010	Investment	Balance	Reserves
With no related allowance recorded:
Corporate Banking	$134,154	$134,154	$—
Middle Market Commercial Real Estate	62,002	62,002	—
Continuing Care Retirement Communities	983	983	—
Santander Real Estate Capital	34,605	34,605	—
Remaining commercial	—	—	—
Home Mortgages	67,757	67,757	—

With an allowance recorded:
Corporate Banking	187,296	345,322	158,026
Middle Market Commercial Real Estate	257,639	317,378	59,739
Continuing Care Retirement Communities	104,084	125,720	21,636
Santander Real Estate Capital	96,583	123,581	26,998
Remaining commercial	25,998	39,818	13,820
Home Mortgages	545,077	678,956	133,879
Indirect Auto	202,443	206,218	3,775

Total:
Commercial	903,344	1,183,563	280,219
Consumer	815,277	952,931	137,654

Total	$1,718,621	$2,136,494	$417,873

Notes to Consolidated Financial Statements
Note 7 — Loans (continued)
Commercial credit quality disaggregated by class of financing receivables is summarized according to standard regulatory classifications as follows (in thousands):
PASS. Asset is well protected by the current net worth and paying capacity of the obligor or guarantors, if any, or by the fair value, less costs to acquire and sell any underlying collateral in a timely manner.
SPECIAL MENTION. Asset has potential weaknesses that deserve management’s close attention, which, if left uncorrected, may result in deterioration of the repayment prospects for an asset at some future date. Special Mention assets are not adversely classified.
SUBSTANDARD. Asset is inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Well- defined weakness or weaknesses that jeopardize the liquidation of the debt. Characterized by distinct possibility that the Bank will sustain some loss if deficiencies are not corrected.
DOUBTFUL. Exhibits the inherent weaknesses of a substandard credit. Additional characteristics that make collection or liquidation in full highly questionable and improbable, on the basis of currently known facts, conditions and values. Possibility of loss is extremely high, but because of certain important and reasonable specific pending factors which may work to the advantage and strengthening of the credit, an estimated loss cannot yet be determined.
LOSS. Credit is considered uncollectible and of such little value that it does not warrant consideration as an active asset. There may be some recovery or salvage value, but there is doubt as to whether, how much or when the recovery would occur.

			Continuing
		Middle Market	Care	Santander
	Corporate	Commercial Real	Retirement	Real Estate	Remaining
2010	Banking	Estate	Communities	Capital	Commercial
Regulatory Rating
Pass	$12,709,768	$2,306,926	$307,890	$8,482,219	$765,492
Special Mention	796,484	652,330	55,886	320,727	12,488
Substandard	1,043,379	632,901	90,567	312,130	74,629
Doubtful	201,248	187,951	126,704	75,861	1,517
Loss	1,814	—	—	—	—

Total	$14,752,693	$3,780,108	$581,047	$9,190,937	$854,126

Consumer credit quality disaggregated by class of financing receivables is summarized as follows (in thousands):

2010	Home Mortgages	Self Originated Home Equity	Indirect Auto	Remaining Consumer
Performing	$10,576,097	$6,492,919	$15,931,345	$1,688,687
Nonperforming	602,027	63,686	563,002	91,272

Total	$11,178,124	$6,556,605	$16,494,347	$1,779,959

Notes to Consolidated Financial Statements
Note 8 — Mortgage Servicing Rights
At December 31, 2010, 2009 and 2008, SHUSA serviced residential real estate loans for the benefit of others totaling $14.7 billion, $14.8 billion and $13.1 billion, respectively. The following table presents a summary of the activity of the asset established for the Company’s mortgage servicing rights for the years indicated (in thousands). See discussion of the Company’s accounting policy for mortgage servicing rights in Note 1. SHUSA had net gains on the sales of residential mortgage loans and mortgage backed securities that were related to loans originated or purchased and held by SHUSA of $35.8 million, $71.3 million and $18.9 million in 2010, 2009 and 2008, respectively.

	YEAR ENDED DECEMBER 31,
	2010	2009	2008
Gross balance, beginning of year	$179,643	$161,288	$142,549
Residential mortgage servicing assets recognized	41,840	74,240	47,277
Amortization of residential mortgage servicing rights	(47,934)	(55,885)	(28,538)

Gross balance, end of year	173,549	179,643	161,288
Valuation allowance	(27,525)	(52,089)	(48,815)

Balance, end of year	$146,024	$127,554	$112,473

The fair value of our residential mortgage servicing rights is estimated using a discounted cash flow model. The fair value of our residential mortgage servicing rights was $148.7 million, $127.9 million and $113.2 million at December 31, 2010, 2009 and 2008, respectively. This model estimates the present value of the future net cash flows of the servicing portfolio based on various assumptions. The most important assumptions in the valuation of residential mortgage servicing rights are anticipated loan prepayment rates (CPR speed) and the positive spread we receive on holding escrow related balances. Increases in prepayment speeds result in lower valuations of residential mortgage servicing rights. The escrow related credit spread is the estimated reinvestment yield earned on the serviced loan escrow deposits. Increases in escrow related credit spreads result in higher valuations of mortgage servicing rights. For each of these items, SHUSA must make assumptions based on future expectations. All of the assumptions are based on standards that we believe would be utilized by market participants in valuing residential mortgage servicing rights and are consistently derived and/or benchmarked against independent public sources. Additionally, an independent appraisal of the fair value of our residential mortgage servicing rights is obtained annually and is used by management to evaluate the reasonableness of our discounted cash flow model results and assumptions.
Listed below are the most significant assumptions that were utilized by SHUSA in its evaluation of residential mortgage servicing rights for the periods presented.

	December 31, 2010	December 31, 2009	December 31, 2008
CPR speed	16.82%	24.44%	29.65%
Escrow credit spread	2.41%	3.17%	4.35%
A valuation allowance is established for the excess of the cost of each residential mortgage servicing asset stratum over its estimated fair value. Activity in the valuation allowance for residential mortgage servicing rights for the years indicated consisted of the following (in thousands):

	YEAR ENDED DECEMBER 31,
	2010	2009	2008

Balance, beginning of year	$52,089	$48,815	$1,473
Increase/(decrease) in valuation allowance for residential mortgage servicing rights	(24,564)	3,274	47,342

Balance, end of year	$27,525	$52,089	$48,815

Mortgage servicing fee income was $54.4 million, $53.9 million and $50.0 million in 2010, 2009 and 2008, respectively. SHUSA had gains/(losses) on the sale of mortgage loans, multi-family loans and home equity loans of $25.7 million for the twelve-month period ended December 31, 2010, $(112.0) million for the twelve-month period ended December 31, 2009 and $20.1 million for the twelve-month period ended December 31, 2008.
SHUSA originates and sells multi-family loans in the secondary market to Fannie Mae while retaining servicing. Under the terms of the multi-family sales program with Fannie Mae, we retain a portion of the credit risk associated with such loans. As a result of this agreement with Fannie Mae, SHUSA retains a 100% first loss position on each multi-family loan sold to Fannie Mae under such program until the earlier to occur of (i) the aggregate approved losses on the multi-family loans sold to Fannie Mae reaching the maximum loss exposure for the portfolio as a whole ($217.9 million as of December 31, 2010) or (ii) until all of the loans sold to Fannie Mae under this program are fully paid off.
The Company has established a liability which represents the fair value of the retained credit exposure. This liability represents the amount that the Company estimates that it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon internal specific information and an industry-based default curve with a range of estimated losses. At December 31, 2010 and 2009, SHUSA had $171.7 million and $184.2 million of reserves classified in other liabilities related to the fair value of the retained credit exposure for loans sold to Fannie Mae under this sales program.

Notes to Consolidated Financial Statements
Note 9 — Premises and Equipment
A summary of premises and equipment, less accumulated depreciation and amortization, follows (in thousands):

	AT DECEMBER 31,
	2010	2009

Land	$57,101	$61,288
Office buildings	203,447	219,481
Furniture, fixtures, and equipment	467,212	410,638
Leasehold improvements	310,680	299,176
Automobiles and other	2,739	2,313

	1,041,179	992,896
Less accumulated depreciation	(445,228)	(515,084)

Total premises and equipment	$595,951	$477,812

Included in occupancy and equipment expense for 2010, 2009 and 2008 was depreciation expenses of $73.6 million, $87.9 million and $82.8 million, respectively.
Note 10 — Accrued Interest Receivable
Accrued interest receivable is summarized as follows (in thousands):

	AT DECEMBER 31,
	2010	2009
Accrued interest receivable on:
Investment securities	$82,892	$87,672
Loans	323,725	257,450

Total interest receivable	$406,617	$345,122

Notes to Consolidated Financial Statements
Note 11 — Deposits
Deposits are summarized as follows (in thousands):

	AT DECEMBER 31,
	2010			2009
	Balance	Percent	Rate	Balance	Percent	Rate

Demand deposit accounts	$7,141,527	16.7%	—%	$7,237,730	16.3%	—%
NOW accounts	5,689,021	13.3	0.13	5,703,789	12.8	0.16
Money market accounts	14,272,645	33.5	0.66	13,158,001	29.6	0.82
Savings accounts	3,463,061	8.1	0.11	3,537,983	8.0	0.14
Certificates of deposit	7,827,485	18.4	1.25	8,515,350	19.2	1.64

Total retail and commercial deposits	38,393,739	90.0	0.53	38,152,853	85.9	0.69
Wholesale NOW accounts	87,000	0.2	0.35	27,570	0.1	0.50
Wholesale money market accounts	—	0.0	—	486,944	1.1	0.19
Wholesale certificates of deposit	537,217	1.3	0.71	1,724,841	3.8	2.20

Total wholesale deposits	624,217	1.5	0.66	2,239,355	5.0	1.74
Total government deposits	1,889,397	4.4	0.43	2,231,752	5.0	0.14
Customer repurchase agreements & Eurodollar deposits	1,765,940	4.1	0.27	1,804,105	4.1	0.22

Total deposits (1)	$42,673,293	100.0%	0.52%	$44,428,065	100.0%	0.69%

(1)	Includes foreign deposits of $1.3 billion at both December 31, 2010 and December 31, 2009.
Interest expense on deposits is summarized as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2010	2009	2008

NOW accounts	$7,979	$16,632	$41,227
Money market accounts	88,375	153,961	253,548
Savings accounts	4,740	9,057	24,785
Certificates of deposit	100,000	366,116	425,295
Wholesale NOW accounts	379	521	2,356
Wholesale money market accounts	228	3,383	32,979
Wholesale certificates of deposit	15,720	73,088	54,070
Total government deposits	7,355	12,244	81,288
Customer repurchase agreements & Eurodollar deposits	3,857	5,547	36,040

Total interest expense on deposits	$228,633	$640,549	$951,588

The following table sets forth the maturity of the Company’s certificates of deposit of $100,000 or more at December 31, 2010 as scheduled to mature contractually (in thousands):

Three months or less	$636,429
Over three through six months	280,431
Over six through twelve months	1,022,823
Over twelve months	540,994

Total	$2,480,677

The following table sets forth the maturity of all of the Company’s certificates of deposit at December 31, 2010 as scheduled to mature contractually (in thousands):

2011	$6,457,978
2012	812,410
2013	616,098
2014	57,878
2015	406,521
Thereafter	13,817

Total	$8,364,702

Deposits collateralized by investment securities, loans, and other financial instruments totaled $2.3 billion and $2.1 billion at December 31, 2010 and December 31, 2009, respectively.

Notes to Consolidated Financial Statements
Note 12 — Borrowings and Other Debt Obligations
The following table presents information regarding Sovereign Bank and Holding Company borrowings and other debt obligations at the dates indicated (in thousands). All Sovereign Bank obligations have priority over Holding Company obligations:

	AT DECEMBER 31,
	2010		2009
		EFFECTIVE		EFFECTIVE
	BALANCE	RATE	BALANCE	RATE

Sovereign Bank borrowings and other debt obligations
Overnight federal funds purchased	$954,000	0.19%	$1,000,000	0.25%
Federal Home Loan Bank (FHLB) advances, maturing through August 2018 [a]	9,849,041	4.10	12,056,294	4.13
Securities sold under repurchase agreements [b]	1,389,382	0.31	—	0.00
Reit preferred [c]	147,530	14.20	146,115	14.34
2.75% senior notes, due January 2012 [d]	1,348,111	3.92	1,346,373	3.92
3.500% subordinated debentures, due June 2013 [e]	—	0.00	146,521	3.58
3.750% subordinated debentures, due March 2014 [e]	219,530	3.75	242,520	3.87
5.125% subordinated debentures, due March 2013 [e]	485,276	5.28	478,651	5.35
4.375% subordinated debentures, due August 2013 [e]	271,945	4.38	299,883	4.38
8.750% subordinated debentures, due May 2018 [e]	496,170	8.82	495,824	8.82
Holding company borrowings and other debt obligations
Commercial paper [f]	968,355	0.98	—	0.00
Unsecured note, due December 2010	—	0.00	28,000	4.48
Subordinated revolving credit facility, due December 2011	100,000	2.01	100,000	3.23
Subordinated revolving credit facility, due December 2011	150,000	2.05	117,000	4.24
SCUSA Warehouse lines with Santander and related subsidiaries [g]	4,148,355	1.57	4,031,267	1.94
SCUSA Warehouse line due May 2011 [h]	475,825	1.62	1,000,000	2.01
SCUSA Warehouse line due March 2011 [h]	23,660	3.11	—	0.00
SCUSA Warehouse line due May 2011 [h]	129,600	3.40	—	0.00
SCUSA Warehouse line due June 2011 [h]	516,000	1.71	—	0.00
SCUSA Warehouse line due August 2011 [h]	209,390	5.85	—	0.00
SCUSA Warehouse line due September 2017 [h]	1,077,475	1.96	—	0.00
Subordinated notes, due March 2020 [i]	751,355	5.96	—	0.00
4.8% senior notes, due September 2010	—	0.00	299,788	4.80
Floating rate senior notes, due March 2010	—	0.00	299,956	0.48
4.9% senior notes, due September 2010	—	0.00	248,393	4.93
2.5% senior notes, due June 2012 [j]	249,332	3.73	248,895	3.73
Santander Puerto Rico fixed rate senior notes, due February 2010 [k]	—	0.00	250,000	0.61
Santander senior line of credit, due September 2011 [k]	250,000	0.69	890,000	0.30
TALF loan	196,589	2.22	320,133	2.13
Asset backed notes [l]	8,050,022	2.35	1,929,706	4.49
Junior subordinated debentures due to Capital Trust Entities [m]	1,173,174	6.50	1,259,832	6.46

Total borrowings and other debt obligations	$33,630,117	3.07%	$27,235,151	3.65%

[a]	During the three-month period ended March 31, 2009, the Company retired $1.4 billion of advances from the Federal Home Loan Bank (“FHLB”) incurring prepayment penalties of $68.7 million. This decision was made to reduce interest expense in future periods since the advances were at above market interest rates due to the current low rate environment. FHLB advances are collateralized by qualifying mortgage-related assets as defined by the FHLB.

[b]	Included in borrowings and other debt obligations are sales of securities under repurchase agreements. Repurchase agreements are treated as financings with the obligations to repurchase securities sold reflected as a liability in the balance sheet. The dollar amount of securities underlying the agreements remains recorded as an asset, although the securities underlying the agreements are delivered to the brokers who arranged the transactions. In certain instances, the broker may have sold, loaned, or disposed of the securities to other parties in the normal course of their operations, and have agreed to deliver to SHUSA substantially similar securities at the maturity of the agreements. The broker/dealers who participate with SHUSA in these agreements are primarily broker/dealers reporting to the Federal Reserve Bank of New York.

[c]	On August 21, 2000, SHUSA received approximately $140 million of net proceeds from the issuance of $161.8 million of 12% Series A Noncumulative Preferred Interests in Sovereign Real Estate Investment Trust (“SREIT”), a subsidiary of Sovereign Bank, that holds primarily residential real estate loans. The preferred stock was issued at a discount, and is being amortized over the life of the preferred shares using the effective yield method. The preferred shares may be redeemed at any time on or after May 16, 2020, at the option of SHUSA subject to the approval of the OTS. Under certain circumstances, the preferred shares are automatically exchangeable into preferred stock of Sovereign Bank. The offering was made exclusively to institutional investors. The proceeds of this offering were principally used to repay corporate debt.

[d]	In December 2008, Sovereign Bank issued $1.4 billion in 3 year fixed rate FDIC-guaranteed senior unsecured notes under the TLG Program. The fixed rate note bears interest at a rate of 2.75% and matures on January 17, 2012.

Notes to Consolidated Financial Statements
Note 12 — Borrowings and Other Debt Obligations (continued)

[e]	Sovereign Bank has issued various subordinated notes. These debentures are non-callable fixed rate notes that are due between March 2013 through May 2018. These notes are not subject to redemption prior to their maturity dates except in the case of the insolvency or liquidation of Sovereign Bank, and then only with prior regulatory approval. These subordinated notes qualify as Tier 2 regulatory capital for Sovereign Bank. Under the current OTS rules, 5 years prior to maturity, 20% of the balance of the subordinated note will no longer qualify as Tier 2 capital. In each successive year prior to maturity, an additional 20% of the subordinated note will no longer qualify as Tier 2 capital. Prior to December 31, 2010, the Company received approval from the OTS to repurchase $271.9 million of 4.375% fixed rate/floating rate subordinated bank notes due August 1, 2013 and $219.5 million of 3.75% fixed rate/floating rate subordinated bank notes due April 1, 2014. The 4.375% notes were redeemable in whole or in part as of August 1, 2008 and the 3.75% notes were redeemable in whole or in part as of April 1, 2009. In anticipation of this repurchase, the Company wrote off $5.2 million of unamortized discounts, purchase marks and deferred issuance costs through loss on debt extinguishment at December 31, 2010.

[f]	During 2010, SHUSA initiated a holding company level commercial paper issuance program, which is backed by committed lines from Santander, which at December 31, 2010 had an outstanding balance of $968.4 million and an effective rate of 0.98%

[g]	During 2010, the Company, through its SCUSA subsidiary, entered into a $1.8 billion line with Santander, acting through its New York branch, which will mature on December 31, 2011. In addition, on December 31, 2010, the Company amended a warehouse line with Santander to increase availability to $3.7 billion and extend the maturity date to December 31, 2011.

[h]	During 2010, the Company, through its SCUSA subsidiary entered into four new warehouse line of credit agreements with various financial institutions with a total availability of $2.5 billion. The proceeds from these new financing arrangements were used to pay down other warehouse facilities and to fund loan growth during the period. These agreements have maturity dates ranging from March 17, 2011 through August 17, 2011. The Company, through its SCUSA subsidiary, also entered into a $1.2 billion amortizing term lending agreement with a final legal maturity of September 2, 2017. Additionally, on May 7, 2010, SCUSA amended a warehouse line of credit agreement to provide for borrowing capacity up to $900 million and to extend the maturity date to May 6, 2011.

SCUSA borrowings of $14.2 billion are collateralized by automobile retail installment contracts, recreational vehicle and marine retail installment contracts and commercial loans at December 31, 2010.

[i]	In March 2010, the Company issued a $750 million subordinated note to Santander, which matures in March 2020. This subordinated note bears interest at 5.75% until March 2015 and then bears interest at 6.25% until maturity. Interest is being recognized at the effective interest rate of 5.96%.

[j]	In March 2010, SHUSA issued $250 million in 3.5 year fixed rate senior unsecured notes with the FDIC-guarantee under the TLG Program at a rate of 2.50% which mature on June 15, 2012.

[k]	On November 18, 2009, the Company entered into a line of credit agreement with Banco Santander. This agreement provides borrowing capacity of up to $2.5 billion. At December 31, 2010, the outstanding balance under this line of credit is $250 million and bears interest of 0.69% and will mature in September 2011. The Company is in compliance with all covenants of its credit agreement with Santander.

[l]	SHUSA, through its SCUSA subsidiary, has entered into various securitization transactions involving their retail automotive installment loans that do not meet the criteria for sale accounting. These transactions are accounted for as secured financings and therefore both the securitized retail installment contracts and the related securitization debt, issued by the special purpose entities, remain on the consolidated balance sheet. The securitized retail automotive installment loans are available to satisfy the related securitization debt and are not available to creditors. SCUSA had $8.1 billion of this variable rate securitized debt outstanding at December 31, 2010 which had a weighted average interest rate of 2.35%. The maturity of this debt is based on the timing of repayments from the securitized assets.

[m]	The total balance of junior subordinated debentures due to Capital Trust Entities at December 31, 2010 was $1.2 billion. Included in this balance is the Trust PIERS. On February 26, 2004, SHUSA completed the offering of $700 million of Trust PIERS, and in March 2004, the Company raised an additional $100 million of Trust PIERS under this offering. The offering was completed through Sovereign Capital Trust IV (the “Trust”), a special purpose entity established to issue the Trust PIERS. Each Trust PIERS had an issue price of $50 and represents an undivided beneficial ownership interest in the assets of the Trust, which consist of:
•	Junior subordinated debentures issued by SHUSA, each of which will have a principal amount at maturity of $50, and which have a stated maturity of March 1, 2034; and

•	Warrants to purchase shares of common stock from SHUSA at any time prior to the close of business on March 1, 2034, by delivering junior subordinated debentures (or, in the case of warrant exercises before March 5, 2007, cash equal to the accreted principal amount of a junior subordinated debenture).
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
Please refer to Note 18 for further discussion on the Trust PIERS.
The following table sets forth the maturities of the Company’s borrowings and debt obligations (including the impact of expected cash flows on interest rate swaps) at December 31, 2010 (in thousands):

2011	$12,403,583
2012	3,230,177
2013	3,411,407
2014	2,643,501
2015	2,783,572
Thereafter	9,157,877

Total	$33,630,117

Note 13 — Stockholders’ Equity
In March 2010, SHUSA issued 3 million shares of common stock to Santander which raised proceeds of $750 million.
In December, 2010, SHUSA issued 3 million shares of common stock to Santander which raised proceeds of $750 million and declared a $750 million dividend to Santander during December, 2010. This was a non-cash transaction.
Retained earnings at December 31, 2010 included $112.1 million in bad debt reserves, for which no deferred taxes have been provided due to the indefinite nature of the recapture provisions.
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
Note 14 — Regulatory Matters
The Financial Institutions Reform, Recovery and Enforcement Act (“FIRREA”) requires institutions regulated by the Office of Thrift Supervision (“OTS”) to have a minimum tangible capital ratio equal to 1.5% of tangible assets, and a minimum leverage ratio equal to 4% of tangible assets, and a risk-based capital ratio equal to 8% as defined. The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) requires OTS regulated institutions to have a minimum tangible capital equal to 2% of total tangible assets. As of December 31, 2010 and 2009, Sovereign Bank met all capital adequacy requirements to which it is subject to in order to be well-capitalized.
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

Notes to Consolidated Financial Statements
Note 14 — Regulatory Matters (continued)
Federal banking laws, regulations and policies also limit Sovereign Bank’s ability to pay dividends and make other distributions to SHUSA. Sovereign Bank must obtain prior OTS approval to declare a dividend or make any other capital distribution if, after such dividend or distribution; (1) Sovereign Bank’s total distributions to the holding company within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years; (2) Sovereign Bank would not meet capital levels imposed by the OTS in connection with any order, or (3) if Sovereign Bank is not adequately capitalized at the time. In addition, OTS prior approval would be required if Sovereign Bank’s examination or CRA ratings fall below certain levels or Sovereign Bank is notified by the OTS that it is a problem association or an association in troubled condition. During the three years following the period-ended September 30, 2010, Sovereign Bank must obtain the written non-objection of the OTS to declare a dividend or make any other capital distribution.
Any dividends declared and paid have the effect of reducing the Bank’s tangible capital to tangible assets, Tier 1 leverage capital to tangible assets and Tier 1 risk-based capital ratios. There were no dividends paid by Sovereign Bank during the years ended December 31, 2009 and 2010.
The following schedule summarizes the actual capital balances of Sovereign Bank at December 31, 2010 and 2009:

	REGULATORY CAPITAL (IN THOUSANDS)
	Tier 1	Tier 1	Total
	Leverage	Risk-Based	Risk-Based
	Capital	Capital	Capital
	Ratio	Ratio	Ratio
Sovereign Bank at December 31, 2010:
Regulatory capital	$7,736,164	$7,680,472	$9,092,918
Minimum capital requirement(1)	2,707,475	2,283,372	4,566,745

Excess to minimum	$5,028,689	$5,397,100	$4,526,173

Capital ratio	11.43%	13.45%	15.93%

Sovereign Bank at December 31, 2009:
Regulatory capital	$5,292,202	$5,252,657	$7,239,965
Minimum capital requirement(1)	2,779,235	2,323,303	4,646,605

Excess to minimum	$2,512,967	$2,929,354	$2,593,360

Capital ratio	7.62%	9.04%	12.46%

(1)	As defined by OTS Regulations.
Sovereign Bank capital ratios at December 31, 2010 have increased from December 31, 2009 levels due to $1.9 billion of capital that SHUSA contributed to Sovereign Bank on September 30, 2010, which included SHUSA’s consolidated interests in Capital Street Delaware LP and Capital Street S.A. Luxembourg to Sovereign Bank.
Note 15 — Stock-Based Compensation
The Company had plans, which were shareholder approved, that granted restricted stock and stock options for a fixed number of shares to key officers, certain employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. SHUSA’s stock options expired not more than 10 years and one month after the date of grant and generally become fully vested and exercisable within a five year period after the date of grant and, in certain limited cases, based on the attainment of specified targets. Restricted stock awards vest over a period of three to five years. All of SHUSA’s stock option and restricted stock awards vested upon acquisition of the Company by Santander. Effective January 30, 2009, all stock compensation awarded to employees will be paid in Santander ADS.
The table below summarizes the changes in the Company’s non-vested restricted stock during the past year.

		Weighted average
	Shares	grant date fair value
Total non-vested restricted stock at December 31, 2009	—	$ n/a
Santander performance shares granted in 2010	899,610	13.48
Non-vested shares forfeited during 2010	(70,200)	13.48

Total non-vested restricted stock at December 31, 2010	829,410	$13.48

Pre-tax compensation expense associated with restricted shares totaled $2.1 million, $46.8 million and $20.6 million in 2010, 2009 and 2008, respectively. The weighted average grant date fair value of restricted stock granted in 2010, 2009 and 2008 was $13.48 per share, $3.04 per share and $10.89 per share, respectively. All unvested restricted stock vested on January 30, 2009 in connection with the acquisition of the Company by Santander which resulted in a higher level of expense in 2009 compared to prior periods.

Notes to Consolidated Financial Statements
Note 15 — Stock-Based Compensation (continued)
The following table provides a summary of SHUSA’s stock option activity for the years ended December 31, 2009 and 2008 and stock options exercisable at the end of each of those years.

	Shares	Price per share
Options outstanding December 31, 2007 (7,075,060 exercisable)	11,916,398	$2.95 – 25.77
Granted	305,500	$4.77 – 7.73
Exercised	(875,735)	$6.39 – 12.16
Forfeited	(342,761)	$6.40 – 24.30
Expired	(2,022,919)	$6.40 – 22.32

Options outstanding December 31, 2008 (6,468,629 exercisable)	8,980,483	$2.95 – 25.77
Granted	1,000,000	$3.04 – 3.04
Forfeited	(9,978,848)	$2.95 – 25.77
Expired	(1,635)	$12.48 – 22.32

Options outstanding December 31, 2009	—	n/a

The weighted average grant date fair value of options granted during the years ended December 31, 2009 and 2008 was $3.04 and $2.54, respectively. The total intrinsic value of options exercised during the year ended December 31, 2008 was $1.9 million. There were no options exercised during the year ended December 31, 2009. In connection with the transaction with Santander on January 30, 2009, any option holders whose awards had intrinsic value on January 30th would have received cash proceeds equal to their intrinsic value. However, the Company’s stock price on the transaction date was $2.47, and as such none of the awards had any intrinsic value and all of them expired unexercised.
For the year ended December 31, 2008, cash received from option exercises for all share-based payment arrangements was $6.7 million and the tax deductions from option exercises of the share-based payment arrangements totaled $1.8 million.
Note 16 — Employee Benefit Plans
Substantially all employees of SHUSA are eligible to participate in the 401(k) portion of the Retirement Plan following their completion of 30 days of service. There is no age requirement to join the 401(k) portion of the Retirement Plan. SHUSA recognized expense for contributions to the 401(k) portion of the Retirement Plan of $6.6 million, $5.7 million and $17.2 million during 2010, 2009 and 2008, respectively. From June 2009 to June 2010, the Company ceased matching employee contributions. In July 2010, the Company resumed matching 100% of employee contributions up to 3% of their compensation and then 50% of employee contributions between 3% and 5%. The Company match is immediately vested and is allocated to the employee’s various 401(k) investment options in the same percentages of the employee’s own contributions.
The Company sponsors a supplemental executive retirement plan (“SERP”) for certain retired executives of SHUSA. The Company’s benefit obligation related to its SERP plan was $51.0 million and $46.9 million at December 31, 2010 and 2009, respectively. The primary reason for the increase in our SERP obligations from the prior year is due to market decreases in the investments underlying certain plans in 2010.
SHUSA’s benefit obligation related to its post-employment plans was $4.6 million and $6.7 million at December 31, 2010 and 2009, respectively. The SERP and the post-employment plans are unfunded plans and are reflected as liabilities on our consolidated balance sheet.

Notes to Consolidated Financial Statements
Note 16 — Employee Benefit Plans (continued)
SHUSA also acquired a pension plan from its acquisition of Independence. SHUSA does not expect any plan assets to be returned to us in 2011, nor do we expect to contribute any amounts to this plan in 2011. The following tables summarizes the benefit obligation, change in plan assets and components of net periodic pension expense for the plan as of December 31, 2010 and 2009 (in thousands):

	Year ended December 31,
	2010	2009
Change in benefit obligation:
Benefit obligation at beginning of year	$82,207	$81,944
Service cost	291	212
Interest cost	4,568	4,562
Actuarial gain	5,115	50
Annuity payments	(4,804)	(4,561)
Settlements	—	—
Curtailments	—	—

Projected benefit obligation at year end	$87,377	$82,207

Change in plan assets:
Fair value at beginning of year	$65,525	$62,423
Actual return on plan assets	5,254	7,663
Employer contributions	—	—
Annuity payments	(4,804)	(4,561)
Settlements	—	—

Fair value at year end	$65,975	$65,525

Components of net periodic pension expense:
Service cost	$291	$212
Interest cost	4,568	4,562
Expected Return on plan assets	(4,411)	(4,199)
Amortization of prior period service benefit	—	—
Amortization of unrecognized actuarial loss	2,113	2,739

Net periodic pension expense	$2,561	$3,314

The assumptions utilized to calculate the projected benefit obligation and net periodic pension expense at December 31, 2010 and 2009 were:

	2010	2009
Discount rate	5.25%	5.75%
Expected long-term return on plan assets	7.00%	7.00%
Salary increase rate	0.00%	0.00%
The following table sets forth the expected benefit payments to be paid in future years:

2011	$4,609,925
2012	4,621,626
2013	4,699,932
2014	4,985,188
2015	5,081,712
2016 to 2020	27,025,636

Total	$51,024,019

Included in accumulated other comprehensive income at December 31, 2010 and 2009 are unrecognized actuarial losses of $16.5 million and $15.9 million that had not yet been recognized in net periodic pension cost. The actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year-ended December 31, 2011 is $1.4 million.

Notes to Consolidated Financial Statements
Note 17 — Income Taxes
The (benefit)/provision for income taxes in the consolidated statement of operations is comprised of the following components (in thousands):

	YEAR ENDED DECEMBER 31,
	2010	2009	2008
Current:
Foreign	$93	$108	$104
Federal	287,169	160,844	(121,006)
State	41,775	17,436	7,450

Total Current	329,037	178,388	(113,452)

Deferred:
Federal	(280,280)	(1,434,236)	837,412
State	(89,147)	(28,616)	(384)

Total Deferred	(369,427)	(1,462,852)	837,028

Total income tax (benefit)/expense	$(40,390)	$(1,284,464)	$723,576

The following is a reconciliation of the United States federal statutory rate of 35% to the company’s effective tax rate for each of the years indicated:

	YEAR ENDED DECEMBER 31,
	2010	2009	2008
Federal income tax at statutory rate	35.0%	(35.0)%	(35.0)%
Increase/(decrease) in taxes resulting from:
Valuation allowance	(37.3)	(83.2)	87.7
Tax-exempt income	(2.6)	(2.6)	(3.1)
Bank owned life insurance	(1.9)	0.4	(1.6)
State income taxes, net of federal tax benefit	2.9	0.3	(2.4)
Credit for synthetic fuels
Low income housing credits	(3.9)	(3.7)	(2.5)
Goodwill impairment charge
Disallowed interest deductions	—	6.7	—
Other	3.8	2.8	1.2

Effective tax rate	(4.0)%	(114.3)%	44.3%

Notes to Consolidated Financial Statements
Note 17 — Income Taxes (continued)
The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	AT DECEMBER 31,
	2010	2009
Deferred tax assets:
Allowance for loan losses	$614,323	$457,979
Unrealized loss on available for sale portfolio	55,536	105,486
Unrealized loss on derivatives	73,242	67,738
Net operating loss carry forwards	175,845	367,710
Non-solicitation payments	39,188	44,409
Employee benefits	52,012	46,286
General Business credit carry forwards	266,317	227,030
Foreign tax credit carry forwards	60,688	60,688
Broker commissions paid on originated mortgage loans	34,227	30,773
Minimum tax credit carry forward	167,452	35,881
IRC Section 382 recognized built in losses	330,323	329,929
Other-than-temporary impairment on investments and equity method investments	94,943	93,197
Deferred interest expense	111,330	129,118
Other	318,991	311,376

Total gross deferred tax assets	2,394,417	2,307,600

Deferred tax liabilities:
Purchase accounting adjustments	22,427	35,760
Deferred income	132,320	102,418
Originated mortgage servicing rights	69,186	69,498
Depreciation and amortization	166,950	157,737
Other	245,976	205,623

Total gross deferred tax liabilities	636,859	571,036

Valuation allowance	(99,296)	(408,264)

Net deferred tax asset	$1,658,262	$1,328,300

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
During 2009, Santander contributed the operation of SCUSA into SHUSA. As a result of this contribution, SHUSA updated its deferred tax realizability analysis in 2009 by incorporating future projections of taxable income that would be generated by SCUSA and reduced its deferred tax valuation allowance by $1.3 billion for the year ended December 31, 2009. Due to the profitability of SHUSA in 2010 and expected future growth in profits of SHUSA by the end of 2010, SHUSA considered the projected taxable income of SHUSA and all subsidiaries in its 2010 realizability analysis. As a result, the Company reduced its deferred tax valuation allowance by $309.0 million for the year ended December 31, 2010. SHUSA continues to maintain a valuation allowance of $99.3 million related to deferred tax assets subject to carry forward periods where Management has determined it is more likely than not these deferred tax assets will remain unused after the carry forward periods have expired.

Notes to Consolidated Financial Statements
Note 17 — Income Taxes (continued)
At December 31, 2010, the Company had net unrecognized tax benefit reserves related to uncertain tax positions of $121.1 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

		Accrued	Unrecognized
	Federal State	Interest and	Income Tax
(in thousands)	and Local Tax	Penalties	Benefits
Gross unrecognized tax benefits at January 1, 2008	$77,344	$10,117	$87,461
Additions based on tax positions related to 2008	—	4,094	4,094
Additions for tax positions of prior years	15,318	1,224	16,542
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(1,861)	(531)	(2,392)

Gross unrecognized tax benefits at January 1, 2009	90,801	14,904	105,705
Additions based on tax positions related to the current year	—	1,448	1,448
Additions for tax positions of prior years	—	1,664	1,664
Reductions for tax positions of prior years	(731)	(1,745)	(2,476)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(6,671)	(1,722)	(8,393)
Settlements	(669)	(231)	(900)

Gross unrecognized tax benefits at January 1, 2010	82,730	14,318	97,048
Additions based on tax positions related to the current year	2,370	5,882	8,252
Additions for tax positions of prior years	34,580	8,621	43,201
Reductions for tax positions of prior years	(4,150)	(163)	(4,313)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(4,752)	(1,899)	(6,651)
Settlements	(415)	(171)	(586)

Gross unrecognized tax benefits at December 31, 2010	$110,363	$26,588	136,951

Less: Federal, state and local income tax benefits			(15,889)

Net unrecognized tax benefits that if recognized would impact the effective tax rate at December 31, 2010			$121,062

SHUSA recognizes penalties and interest accrued related to unrecognized tax benefits within income tax expense on the Consolidated Statement of Operations.
At December 31, 2010, the Company has recorded a deferred tax asset of $165.9 million related to federal net operating loss carry-forwards, which may be offset against future taxable income. If not utilized in future years, these will expire in varying amounts through 2029. The Company has recorded a deferred tax asset of $10.0 million related to state net operating loss carry-forwards, which may be used against future taxable income. If not utilized in future years, these will expire in varying amounts through 2029. The Company also has recorded a deferred tax asset of $266.3 million related to tax credit carry forwards and a deferred tax asset of $60.7 million related to foreign tax credit carry-forwards, which may be offset against future taxable income. If not utilized in future years, these will expire in varying amounts through 2030 and 2017 respectively. The Company has concluded that it is more likely than not that $2.6 million of the deferred tax asset related to the state net operating loss carry-forwards and all of the deferred tax asset related to the foreign tax credit carry-forwards will not be realized. The Company has not recognized a deferred tax liability of $46.4 million related to earnings that are considered permanently reinvested in a consolidated foreign entity.
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
Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. SHUSA reviews its tax balances quarterly and as new information becomes available, the balances are adjusted, as appropriate. The Company is subject to ongoing tax examinations and assessments in various jurisdictions. On June 17, 2009, SHUSA filed a lawsuit against the United States in Federal District Court seeking a refund of assessed taxes paid for tax years 2003-2005 related to two separate financing transactions with an international bank totaling $1.2 billion. As a result of these two financing transactions, SHUSA was subject to foreign taxes of $154.0 million during the years 2003 through 2005 and claimed a corresponding foreign tax credit for foreign taxes paid during those years, which the IRS disallowed. The IRS also disallowed SHUSA’s deductions for interest expense and transaction costs, totaling $24.9 million in tax liability, and assessed interest and penalties totaling approximately $70.8 million. In 2006 and 2007, SHUSA was subject to an additional $87.6 million and $22.5 million of foreign taxes, respectively, as a result of the two financing transactions, and SHUSA’s entitlement to foreign tax credits in these amounts will be determined by the outcome of the 2003-2005 litigation. In addition, the outcome of the litigation will determine whether SHUSA is subject to additional tax liability of $37.1 million related to interest expense and transaction cost deductions, and whether SHUSA will be subject to interest and penalties for 2006 and 2007. The audit for 2006 and 2007 is still in process and is expected to close in 2011. SHUSA continues to believe that it is entitled to claim these foreign tax credits taken with respect to the transactions and also continues to believe it is entitled to tax deductions for the related issuance costs and interest deductions based on tax law. SHUSA increased its tax reserve from $57.7 million to $96.6 million as of December 31, 2010. SHUSA believes this reserve amount adequately provides for any potential exposure to the IRS related to these items. However, as the Company continues to go through the litigation process, we will continue to evaluate the appropriate tax reserve levels for this position. Resolution of this matter may result in changes to the tax reserves that may materially affect SHUSA’s income tax provision, net income and regulatory capital in future periods.

Notes to Consolidated Financial Statements
Note 18 — Commitments and Contingencies
Foreclosures. Representatives of federal and state government regulators and agencies have announced investigations into procedures followed by mortgage servicing companies and banks in connection with mortgage foreclosures practices. Sovereign Bank (the “Bank”) currently services approximately 155,000 residential mortgage loans and currently has approximately 3,000 residential mortgage loans in the process of foreclosure. In early October 2010, Sovereign Bank became aware of press reports regarding deficiencies in bank foreclosure processes. On its own initiative, the Bank began a comprehensive review of its own foreclosure processes. In order to provide the time needed to properly assess and address potential issues, on October 7, 2010 the Bank voluntarily instituted a foreclosure moratorium for all residential mortgage loans that it was servicing, including both judicial and non-judicial foreclosures. Following that review, the Bank strengthened its process and resumed foreclosures on a state by state basis beginning November 10, 2010. In addition, the Bank has cooperated in an examination by the Office of Thrift Supervision (“OTS”), its primary federal banking regulator, as part of an interagency horizontal review of foreclosure practices at 14 mortgage servicers. Based on the results of this review, the Bank has implemented corrective action to address deficiencies in its mortgage servicing practices. In addition, the Bank is engaged in discussions with the OTS regarding possible further supervisory action which would require additional measures to address areas that the regulators have identified as needing improvement. While the impact of any supervisory action depends on its final terms, we expect that such action will require significant managerial resources, and additional expenses. In addition, we may also be subject to civil money penalties. We are unable to determine the amount of such penalties or the likelihood of any further action that might be taken by regulators or agencies.
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
The following schedule summarizes the Company’s off-balance sheet financial instruments (in thousands):

	CONTRACT OR NOTIONAL
	AMOUNT AT DECEMBER 31,
	2010	2009
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$16,443,257	$14,652,163
Standby letters of credit	3,280,899	2,401,959
Loans sold with recourse	268,195	322,800
Forward buy commitments	2,930,265	289,947
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
SHUSA’s standby letters of credit meet the definition of a guarantee under the FASB Accounting Standards Codification. These transactions are conditional commitments issued by SHUSA to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 1.8 years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending a loan to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, SHUSA would be required to honor the commitment. SHUSA has various forms of collateral, such as real estate assets and customers’ business assets. The maximum undiscounted exposure related to these commitments at December 31, 2010 was $3.3 billion, and the approximate value of the underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $2.6 billion. Substantially all the fees related to standby letters of credits are deferred and are immaterial to the Company’s financial position. We believe that the utilization rate of these standby letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.
Loans sold with recourse primarily represent single-family residential loans and multi-family loans.
SHUSA’s forward buy commitments primarily represent commitments to purchase loans, investment securities and derivative instruments for our customers.
The Company has entered into risk participation agreements that provide for the assumption of credit and market risk by SHUSA for the benefit of one party in a derivative transaction upon the occurrence of an event of default by the other party to the transaction. The Company’s participation in risk participation agreements has been in conjunction with its participation in an underlying credit agreement led by another financial institution. The term of the performance guarantee will typically match the term of the underlying credit and derivative agreements, which range from 2 to 10 years for transactions outstanding as of December 31, 2010. The Company estimates the maximum undiscounted exposure on these agreements at $40.4 million and the total carrying value of liabilities associated with these commitments was $0.8 million at December 31, 2010.
Litigation. In the ordinary course of business, SHUSA and its subsidiaries are routinely defendants in or parties to many pending and threatened legal actions and proceedings, including actions brought on behalf of various classes of claimants. These actions and proceedings are generally based on alleged violations of consumer protection, securities, environmental, banking, employment and other laws. In some of these actions and proceedings, claims for substantial monetary damages are asserted against SHUSA and its subsidiaries. In the ordinary course of business, SHUSA and its subsidiaries are also subject to regulatory examinations, information gathering requests, inquiries and investigations.
In view of the inherent difficulty of predicting the outcome of such litigation and regulatory matters, particularly where the claimants seek very large or indeterminate damages or where the matters present novel legal theories or involve a large number of parties, SHUSA generally cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines or penalties related to each pending matter may be.
In accordance with applicable accounting guidance, SHUSA establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, SHUSA does not establish an accrued liability. As a litigation or regulatory matter develops, SHUSA, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable at which time an accrued liability is established with respect to such loss contingency. SHUSA continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established.
Further in accordance with applicable accounting guidance, SHUSA discloses in this annual report those litigation and regulatory matters for which a loss is reasonably possible in future periods (defined as more than a remote but less then probable chance of loss).

Notes to Consolidated Financial Statements
Note 18 — Commitments and Contingencies (continued)
Complaint from Trustee for the Trust PIERS
On December 17, 2010, The Bank of New York Mellon Trust Company, National Association (the “Trustee”) filed a complaint in the U.S. District Court for the Southern District of New York solely as the Trustee for the Trust PIERS under an Indenture dated September 1, 1999, as amended, against SHUSA. The complaint asserts that the acquisition by Santander of SHUSA on January 31, 2009, constituted a “change of control” under the Trust PIERS.
If the acquisition constituted a “change of control” under the definitions applicable to the Trust PIERS, SHUSA would be required to pay a significantly higher rate of interest on subordinated debentures of SHUSA held in trust for the holders of Trust PIERS and the principal amount of the debentures would accrete to $50 per debenture as of the effective date of the “change of control”. There is no “change in control” under the Trust PIERS, among other reasons, if the consideration in the acquisition consisted of shares of common stock traded on a national securities exchange. Santander issued American Depositary Shares in connection with the acquisition which were and are listed on the New York Stock Exchange.
The complaint asks the court to declare that the acquisition of SHUSA was a “change of control” under the Indenture and seeks damages equal to the interest that the complaint alleges should have been paid by SHUSA for the benefit of holders of Trust PIERS. If the Trustee prevails in the lawsuit, the potential impact on SHUSA as of December 31, 2010, would be a reduction of pre-tax income up to approximately $324 million, of which approximately $278 million relates to the difference in the current carrying amount of the subordinated debentures and the principal amount due at maturity.
SHUSA believes the acquisition by Santander was not a “change of control” and intends to vigorously defend its position against any claims by the Trustee or any holder of Trust PIERS. As we believe no loss is probable, no accrual has been recorded.
Other
Reference should be made to Note 17 for disclosure regarding the lawsuit filed by SHUSA against the Internal Revenue Service/United States. In addition to the proceeding described above and the litigation described in Note 17 above, SHUSA in the normal course of business is subject to various other pending and threatened legal proceedings in which claims for monetary damages and other relief are asserted. We do not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of such other legal proceedings will have a material adverse effect on our financial position. However, we cannot now determine whether or not any claims asserted against us, whether in the proceeding specifically described above, the matter described in Note 17 above, or otherwise, will have a material adverse effect on our results of operations in any future reporting period, which will depend on, among other things, the amount of any loss resulting from the claim and the amount of income otherwise reported for the reporting period.
Leases. SHUSA is committed under various non-cancelable operating leases relating to branch facilities having initial or remaining terms in excess of one year. Future minimum annual rentals under non-cancelable operating leases, net of expected sublease income, at December 31, 2010, are summarized as follows (in thousands):

	AT DECEMBER 31, 2010
	Future Minimum
	Lease	Expected Sublease	Net
	Payments	Income	Payments
2011	$111,986	$(11,014)	$100,972
2012	101,807	(9,271)	92,536
2013	89,709	(4,995)	84,714
2014	80,355	(3,582)	76,773
2015	71,874	(2,450)	69,424
Thereafter	299,310	(3,852)	295,458

Total	$755,041	$(35,164)	$719,877

SHUSA recorded rental expense of $126.6 million, $117.7 million and $118.3 million, net of $12.5 million, $12.2 million and $14.0 million of sublease income, in 2010, 2009 and 2008, respectively. These expenses are included in occupancy and equipment expense.

Notes to Consolidated Financial Statements
Note 19 — Fair Value Disclosures
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
The Company’s residential loan held for sale portfolio had an aggregate fair value of $150.1 million at December 31, 2010. The contractual principal amount of these loans totaled $149.7 million. The difference in fair value compared to principal balance of $0.4 million was recorded in mortgage banking revenues during the twelve-month period ended December 31, 2010. Substantially all of these loans are current and none are in non-accrual status. Interest income on these loans is credited to interest income as earned. The fair value of these loans is estimated based upon the anticipated exit price for these loans in the secondary market to agency buyers such as Fannie Mae and Freddie Mac. The majority of our residential loan held for sale portfolio is sold to these two agencies.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2010, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations are primarily classified in Level 2 of the fair value hierarchy.
When estimating the fair value of its loans held for sale portfolio, interest rates and general conditions in the principal markets for the loans are the most significant underlying variables that will drive changes in the fair values of the loans, not borrower-specific credit risk since substantially all of the loans are current.
The following tables presents the assets and liabilites that are measured at fair value on a recurring basis by level within the fair value hierarchy as reported on the consolidated balance sheet at December 31, 2010 and December 31, 2009. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands).

	Fair Value Measurements at Reporting Date Using:
	Quoted Prices in Active	Significant Other	Significant	Balance at
	Markets for Identical	Observable Inputs	Unobservable Inputs	December 31,
	Assets (Level 1)	(Level 2)	(Level 3)	2010
US Treasury and government agency securities	$—	$12,997	$—	$12,997
Debentures of FHLB, FNMA and FHLMC	—	24,999	—	24,999
Corporate debt and asset-backed securities	—	5,275,981	51,409	5,327,390
State and municipal securities	—	1,882,280	—	1,882,280
Mortgage backed securities	—	4,663,744	1,460,438	6,124,182

Total investment securities available for sale	—	11,860,001	1,511,847	13,371,848
Loans held for sale	—	150,063	—	150,063
Derivatives	—	(181,946)	(7,951)	(189,897)

Total, net	$—	$11,828,118	$1,503,896	$13,332,014

Notes to Consolidated Financial Statements
Note 19 — Fair Value Disclosures (continued)

	Fair Value Measurements at Reporting Date Using:
	Quoted Prices in Active	Significant Other	Significant	Balance at
	Markets for Identical	Observable Inputs	Unobservable Inputs	December 31,
	Assets (Level 1)	(Level 2)	(Level 3)	2009
US Treasury and government agency securities	$—	$364,610	$—	$364,610
Debentures of FHLB, FNMA and FHLMC	—	1,848,223	—	1,848,223
Corporate debt and asset-backed securities	—	6,703,430	53,742	6,757,172
Equity securities	—	2,759	—	2,759
State and municipal securities	—	1,802,426	—	1,802,426
Mortgage backed securities	—	949,374	1,874,601	2,823,975

Total investment securities available for sale	—	11,670,822	1,928,343	13,599,165
Loans held for sale	—	118,994	—	118,994
Derivatives	—	(193,749)	(24,625)	(218,374)

Total, net	$—	$11,596,067	$1,903,718	$13,499,785

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
We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at year end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at year end.

	Quoted Prices in Active	Significant Other	Significant
	Markets for	Observable Inputs	Unobservable
	Identical Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
December 31, 2010
Loans (1)	$—	$2,148,261	$—	$2,148,261
Foreclosed assets (2)	—	114,198	—	114,198
Mortgage servicing rights (3)	—	—	146,028	146,028

December 31, 2009
Loans (1)	$—	$1,476,747	$—	$1,476,747
Foreclosed assets (2)	—	118,080	—	118,080
Mortgage servicing rights (3)	—	—	136,874	136,874

(1)	These balances are measured at fair value on a non-recurring basis using the fair value of the underlying collateral.

(2)	Represents the fair value of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets.

(3)	These balances are measured at fair value on a non-recurring basis. Mortgage servicing rights are stratified for purposes of the impairment testing.
The following table presents the increase/(decrease) in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the consolidated statement of operations, relating to assets held at year end.

	Year ended December 31,
	2010	2009
Loans	$(52,947)	$(256,883)
Foreclosed assets	(10,869)	(2,045)
Mortgage servicing rights	24,665	(2,677)

	$(39,151)	$(261,605)

Notes to Consolidated Financial Statements
Note 19 — Fair Value Disclosures (continued)
The table below presents the changes in our Level 3 balances since December 31, 2009 (in thousands).

	Investments	Mortgage
	Available for Sale	Servicing Rights	Derivatives	Total
Balance at December 31, 2009	$1,928,343	$136,874	$(24,625)	$2,040,592
Gains/(losses) in other comprehensive income	210,932	—	3,156	214,088
Gains/(losses) in earnings	(3,480)	24,664	(5,250)	15,934
Purchases/Additions	—	41,840	(5,240)	36,600
Repayments	(623,948)	—	24,008	(599,940)
Sales/Amortization	—	(57,350)	—	(57,350)

Balance at December 31, 2010	$1,511,847	$146,028	$(7,951)	$1,649,924

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

	AT DECEMBER 31,
	2010		2009
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Financial Assets:
Cash and amounts due from depository institutions	$1,705,895	$1,705,895	$2,323,290	$2,323,290
Available for sale investment securities	13,371,848	13,371,848	13,609,398	13,609,398
Loans held for investment, net	62,820,434	61,453,371	55,733,953	53,483,141
Loans held for sale	150,063	150,063	118,994	118,994
Mortgage servicing rights	146,028	148,746	136,874	139,992
Mortgage banking forward commitments	3,488	3,488	2,013	2,013
Mortgage interest rate lock commitments	734	734	325	325
Financial Liabilities:
Deposits	42,673,293	42,592,642	44,428,065	43,699,060
Borrowings and other debt obligations	33,630,117	34,764,709	27,235,151	27,961,841
Interest rate derivative instruments	190,038	190,038	220,387	220,387
Total return swap	4,081	4,081	—	—
Precious metal forward sale agreements	—	—	(1,421)	(1,421)
Precious metal forward settlement arrangements	—	—	1,421	1,421
Unrecognized Financial Instruments:(1)
Commitments to extend credit	110,705	110,617	95,354	95,278

(1)	The amounts shown under “carrying value” represent accruals or deferred income arising from those unrecognized financial instruments.
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
Fair Value Hedges. SHUSA has in the past entered into pay-variable, receive-fixed interest rate swaps to hedge changes in fair values of certain brokered certificate of deposits and certain debt obligations. For the year ended December 31, 2009 hedge ineffectiveness of $4.2 million was recorded in deposit insurance and other costs within other expenses associated with fair value hedges. SHUSA had no fair value hedges outstanding at December 31, 2010. SHUSA has $34.3 million of deferred net after tax losses on terminated derivative instruments that were hedging fair value changes. These losses will continue to be deferred in other liabilities and will be reclassified into interest expense over the remaining lives of the hedged assets and liabilites.
Cash Flow Hedges. SHUSA hedges exposure to changes in cash flows associated with forecasted interest payments on variable-rate liabilities through the use of pay-fixed, receive variable interest rate swaps. The last of the hedges is scheduled to expire in January 2016. SHUSA includes all components of each derivatives gain or loss in the assessment of hedge effectiveness. For the years ended December 31, 2010 and 2009, no hedge ineffectiveness was recognized in earnings associated with cash flow hedges. SHUSA has $19.3 million of deferred net after tax losses on terminated derivative instruments that were hedging the future cash flows on certain borrowings. These losses will continue to be deferred in accumulated other comprehensive income (“AOCI”) and will be reclassified into interest expense as the future cash flows occur, unless it becomes probable that the forecasted interest payments will not occur, in which case, the losses in AOCI will be recognized immediately. As of December 31, 2010, SHUSA expects approximately $8.1 million of the deferred net after-tax loss on derivative instruments included in accumulated other comprehensive income will be reclassified to earnings during the next 12 months. The effective portion of gains and losses on derivative instruments designated as cash flow hedges recorded in other comprehensive income and reclassified into earnings resulted in increases of $246.7 million to interest expense for the twelve-month period ended December 31, 2010. The effective portion of the unrealized gain/(loss) recognized in other comprehensive income on cash flow hedges was $289.2 million for the twelve-month period ended December 31, 2010. See Note 23 for further detail of the amounts included in accumulated other comprehensive income.

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
SCUSA has entered into interest rate swap agreements to hedge variable rate liabilities associated with securitization trust agreements. SCUSA has over time repurchased $253.5 million of borrowings from the securitization trust; however, the trust documents have prevented SCUSA from terminating the associated interest rate swap agreements. Therefore, SCUSA has designated the hedges, whose notional value was $47.7 million as of December 31, 2010, as trading hedges and records changes in the market value of these hedges through earnings. SHUSA has recorded income of $1.7 million through earnings for the twelve-month period ended December 31, 2010 related to those hedges.
Additionally, SCUSA has derivative positions with notionals totaling $1.7 billion which were not designated to obtain hedge accounting treatment at December 31, 2010. SHUSA recorded a charge of $0.8 million for the year ended December 31, 2010 associated with these positions.
All derivative contracts are valued using either cash flow projection models or observable market prices. Pricing models used for valuing derivative instruments are regularly validated by testing through comparison with third parties.
Following is a summary of the derivatives designated as accounting hedges at December 31, 2010 and 2009 (in thousands):

				Weighted Average
	Notional			Receive	Pay	Life
	Amount	Asset	Liability	Rate	Rate	(Years)

December 31, 2010
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	$9,892,675	$—	$174,362	0.22%	2.38%	3.0

December 31, 2009
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	$6,565,898	$—	$204,034	0.56%	3.86%	2.0

Summary information regarding other derivative activities at December 31, 2010 and December 31, 2009 follows (in thousands):

	AT DECEMBER 31,
	2010	2009
	Net Asset	Net Asset
	(Liability)	(Liability)
Mortgage banking derivatives:
Forward commitments
To sell loans	$3,488	$2,013
Interest rate lock commitments	734	325

Total mortgage banking risk management	4,222	2,338

Swaps receive fixed	294,834	266,770
Swaps pay fixed	(295,735)	(266,355)
Other	64	—

Net customer related swaps	(837)	415
VISA total return swap	(4,081)	—
Precious metals forward sale agreements	—	1,421
Precious metals forward arrangements	—	(1,421)
Foreign exchange	7,358	5,852

Total activity	$6,662	$8,605

Notes to Consolidated Financial Statements
Note 21 — Derivative Instruments and Hedging Activities (continued)
The following financial statement line items were impacted by SHUSA’s derivative activity as of, and for the twelve months ended, December 31, 2010:

	Balance Sheet Effect at	Income Statement Effect For The Twelve
Derivative Activity	December 31, 2010	Months Ended December 31, 2010

Cash flow hedges:

Pay fixed-receive floating interest rate swaps	Increases to other liabilities and deferred taxes of $174.4 million and $63.2 million, respectively and a net decrease to stockholders’ equity of $109.0 million.	Resulted in a decrease in net interest income of $272.6 million.

Other hedges:

Forward commitments to sell loans	Increase to other assets of $3.5 million.	Increase to mortgage banking revenues of $1.5 million.

Interest rate lock commitments	Increase to mortgage loans of $0.7 million.	Increase to mortgage banking revenues of $0.4 million.

Net customer related hedges	Increase to other liabilities of $0.8 million.	Decrease in capital markets revenue of $1.3 million.

Total return swap associated with sale of Visa, Inc. Class B shares	Increase to other liabilities of $4.1 million	Decrease in other non-interest income of $4.1 million

Foreign Exchange	Increase to other assets of $7.4 million.	Increase in commercial banking revenue of $1.5 million.
The following financial statement line items were impacted by SHUSA’s derivative activity as of, and for the twelve months ended December 31, 2009:

	Balance Sheet Effect at	Income Statement Effect For The Twelve
Derivative Activity	December 31, 2009	Months Ended December 31, 2009

Fair value hedges:
Receive fixed-pay variable interest rate swaps	No derivative positions designated in fair value hedging relationships as of December 31, 2009.	Resulted in a decrease of net interest income of $106.2 million.

Pay fixed-receive variable interest rate swaps	No derivative positions designated in fair value hedging relationships as of December 31, 2009.	Resulted in a decrease of net interest income of $10.3 million.

Cash flow hedges:

Pay fixed-receive floating interest rate swaps	Increases to other liabilities and deferred taxes of $204.0 million and $74.2 million, respectively and a net decrease to stockholders’ equity of $129.8 million.	Resulted in a decrease in net interest income of $254.4 million.

Other hedges:

Forward commitments to sell loans	Increase to other assets of $2.0 million.	Increase to mortgage banking revenues of $11.6 million.

Interest rate lock commitments	Increase to mortgage loans of $0.3 million.	Decrease to mortgage banking revenues of $8.2 million.

Net customer related hedges	Increase to other assets of $0.4 million.	Decrease in capital markets revenue of $23.9 million.

Foreign Exchange	Increase to other assets of $5.9 million.	Increase in commercial banking revenue of $1.9 million.

Notes to Consolidated Financial Statements
Note 22 — Interests that Continue to be Held by SHUSA in Asset Securitizations
In the first quarter of 2010, SHUSA consolidated a commercial mortgage backed securitization (“CMBS”) related to a change in accounting principle which became effective on January 1, 2010. The Company owns the subordinated certificates issued by the securitization (“controlling class certificate holders”) which had an outstanding balance of $19.9 million. The holder of these certificates receives the residual cash flows of the trust each month, if any, and incurs the initial credit losses for the underlying loans collateralizing the debt certificates. Additionally, the controlling class certificate holders have the right to determine which party should be assigned the role of special servicer for the trust. The special servicer decides how delinquent loans should be serviced in order to maximize cash flows for the benefit of the certificate holders. Since SHUSA held the controlling class certificates, the Company determined it was the primary beneficiary of the Trust and as a result consolidated its assets and liabilities. This non-cash transaction increased net loans by $866.3 million and borrowings by $870.1 million on the reconsolidation date.
In the second quarter of 2010, the Company sold the controlling class certificates in the CMBS securitization that was consolidated and as such no longer has the risks and rewards of owning the subordinated certificates. Additionally, the Company no longer has the ability to decide which party should service problem loans in order to maximize cash flows of the underlying trust. Therefore, SHUSA is no longer considered the primary beneficiary of the CMBS securitization trust and as a result deconsolidated the net assets and liabilities of this vehicle in the second quarter which totaled $860.5 million. The off-balance sheet total principal amount of the CMBS was $897.7 million at December 31, 2009. Of that principal balance $32.0 million was 90 days past due, and it had associated net credit losses of $5.0 million.
SHUSA has off-balance sheet securitized home equity loans with a total principal amount of $64.0 million for the year-ended December 31, 2010. The portion of principal 90 days past due was $582 thousand, and net credit losses were $1.5 million. For the year-ended December 31, 2009 the securitized home equity portfolio was $73.7 million. The portion of principal 90 days past due was $4.0 million, and net credit losses were $3.4 million.
SHUSA enters into partnerships, which are variable interest entities under FIN 46, with real estate developers for the construction and development of low-income housing. The partnerships are structured with the real estate developer as the general partner and SHUSA as the limited partner. We are not the primary beneficiary of these variable interest entities. Our risk of loss is limited to our investment in the partnerships, which totaled $117.5 million at December 31, 2010 and any future cash obligations that the Company is committed to the partnerships. Future cash obligations related to these partnerships totaled $1.0 million at December 31, 2010. Our investments in these partnerships are accounted for under the equity method.

Notes to Consolidated Financial Statements
Note 23 — Other Comprehensive Income/(Loss)
The following table presents the components of comprehensive income/(loss), net of related tax, for the years indicated (in thousands):

	Total Other			Total Accumulated
	Comprehensive Income			Other Comprehensive Income
	Pretax	Tax	Net	Beginning	Net	Ending
2010	Activity	Effect	Activity	Balance	Activity	Balance

Change in accumulated losses/(gains) on cash flow hedge derivative financial instruments	$63,141	$(20,779)	$42,362
Reclassification adjustment for net gains on cash flow hedge derivative financial instruments	(14,963)	5,237	(9,726)

Net unrealized losses on cash flow hedge derivative financial instruments	48,178	(15,542)	32,636	$(157,576)	$32,636	$(124,940)

Change in unrealized gains/(losses) on investment securities available-for-sale	(68,488)	25,122	(43,366)
Reclassification adjustment for net gains included in net income	200,556	(73,566)	126,990

Net unrealized gains/(losses) on investment securities available-for-sale	132,068	(48,444)	83,624	(176,399)	83,624	(92,775)

Amortization of defined benefit plans	(916)	335	(581)	(15,894)	(581)	(16,475)

Total, December 31, 2010	$179,330	$(63,651)	$115,679	$(349,869)	$115,679	$(234,190)

	Total Other			Total Accumulated
	Comprehensive Income			Other Comprehensive Income
	Pretax	Tax	Net	Beginning	Net	Ending
2009	Activity	Effect	Activity	Balance	Activity	Balance

Change in accumulated losses/(gains) on cash flow hedge derivative financial instruments	$190,962	$(68,964)	$121,998
Reclassification adjustment for net gains on cash flow hedge derivative financial instruments	(31,939)	11,179	(20,760)

Net unrealized losses on cash flow hedge derivative financial instruments	159,023	(57,785)	101,238	$(258,814)	$101,238	$(157,576)

Change in unrealized gains/(losses) on investment securities available-for-sale	928,639	(341,353)	587,286
Cumulative effect of change in accounting principle	(249,668)	91,774	(157,894)
Reclassification adjustment for net gains included in net income	(157,847)	58,022	(99,825)

Net unrealized gains/(losses) on investment securities available-for-sale	521,124	(191,557)	329,567	(505,966)	329,567	(176,399)

Amortization of defined benefit plans	7,444	(2,304)	5,140	(21,034)	5,140	(15,894)

Total, December 31, 2009	$687,591	$(251,646)	$435,945	$(785,814)	$435,945	$(349,869)

	Total Other			Total Accumulated
	Comprehensive Income			Other Comprehensive Income
	Pretax	Tax	Net	Beginning	Net	Ending
2008	Activity	Effect	Activity	Balance	Activity	Balance

Change in accumulated losses/(gains) on cash flow hedge derivative financial instruments	$(119,402)	$41,790	$(77,612)
Reclassification adjustment for net gains on cash flow hedge derivative financial instruments	(19,716)	6,901	(12,815)

Net unrealized losses on cash flow hedge derivative financial instruments	(139,118)	48,691	(90,427)	$(168,387)	$(90,427)	$(258,814)

Change in unrealized gains/(losses) on investment securities available-for-sale	898,383	(329,755)	568,628
Reclassification adjustment for net gains included in net income	(1,455,181)	534,130	(921,051)

Net unrealized gains/(losses) on investment securities available-for-sale	(556,798)	204,375	(352,423)	(153,543)	(352,423)	(505,966)

Amortization of defined benefit plans	(25,838)	9,007	(16,831)	(4,203)	(16,831)	(21,034)

Total, December 31, 2008	$(721,754)	$262,073	$(459,681)	$(326,133)	$(459,681)	$(785,814)

Notes to Consolidated Financial Statements
Note 24 — Parent Company Financial Information
Condensed financial information for SHUSA is as follows (in thousands):
BALANCE SHEET

	AT DECEMBER 31,
	2010	2009
Assets
Cash and due from banks	$304,786	$109,473
Available for sale investment securities	44,832	46,998
Loans to non-bank subsidiaries	10,000	1,414,300
Investment in subsidiaries:
Bank subsidiary	6,206,852	5,802,358
Non-bank subsidiaries	7,486,648	5,029,289
Other assets	799,713	415,125

Total Assets	$14,852,831	$12,817,543

Liabilities and Stockholders’ Equity
Borrowings:
Borrowings and other debt obligations	$3,392,216	$3,248,446
Borrowings from non-bank subsidiaries	136,039	134,709
Other liabilities	63,906	46,853

Total liabilities	3,592,161	3,430,008

Stockholders’ Equity	11,260,670	9,387,535

Total Liabilities and Stockholders’ Equity	$14,852,831	$12,817,543

STATEMENT OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2010	2009	2008
Dividends from Bank subsidiary	$—	$—	$24,252
Dividends from non-bank subsidiaries	366,000	—	5,000
Interest income	8,256	6,971	24,024
Other income	268	517	279

Total income	374,524	7,488	53,555

Interest expense	147,548	116,308	133,144
Other expense	1,605	45,555	137,769

Total expense	149,153	161,863	270,913

Loss before income taxes and equity in earnings of subsidiaries	225,371	(154,375)	(217,358)
Income tax (benefit)/provision	(11,717)	6,152	35,122

Income before equity in earnings of subsidiaries	237,088	(160,527)	(252,480)
Dividends in excess of current year earnings:
Bank subsidiary	—	—	(2,113,668)
Non-bank subsidiaries	—	—	8,938
Equity in undistributed earnings/(loss) of:
Bank subsidiary	677,997	48,644	—
Non-bank subsidiaries	144,290	273,448	—

Net (loss)/income	$1,059,375	$161,565	$(2,357,210)

Notes to Consolidated Financial Statements
Note 24 — Parent Company Financial Information (continued)
STATEMENT OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2010	2009	2008
Cash Flows from Operating Activities:
Net income/(loss)	$1,059,375	$161,565	$(2,357,210)
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed (earnings)/loss of:
Bank subsidiary	(677,997)	(48,644)	—
Non-bank subsidiaries	(144,290)	(273,448)	—
Dividends in excess of current year earnings:
Bank subsidiary	—	—	2,113,668
Non-bank subsidiaries	—	—	(8,938)
Stock based compensation expense	2,227	47,181	23,337
Remittance to Parent for stock based compensation	(1,800)	—	—
Other, net	(361,253)	(281,690)	106,401

Net cash (used in)/provided by operating activities	(123,738)	(395,036)	(122,742)

Cash Flows from Investing Activities:
Net capital returned from/(contributed to) subsidiaries	(1,961,634)	(1,683,629)	(789,377)
Net (increase)/decrease in loans to subsidiaries	1,404,300	(1,138,787)	1,450

Net cash used in investing activities	(557,334)	(2,822,416)	(787,927)

Cash Flows from Financing Activities:
Net change in borrowings:
Repayment of other debt obligations	(2,203,700)	(200,000)	(180,000)
Net proceeds received from senior notes and senior credit facility	1,375,000	1,140,000	248,465
Net proceeds from commercial paper	968,355	—	—
Net change in borrowings from non-bank subsidiaries	1,330	1,800	41,240
Treasury stock repurchases, net of proceeds	—	—	(2,208)
Dividends to preferred stockholders	(14,600)	(14,600)	(14,600)

Net proceeds from the issuance of preferred stock	750,000	1,800,000	—
Net proceeds from issuance of common stock	—	—	1,405,993

Net cash provided by/(used in) financing activities	876,385	2,727,200	1,498,890

(Decrease)/Increase in cash and cash equivalents	195,313	(490,252)	588,221
Cash and cash equivalents at beginning of period	109,473	599,725	11,504

Cash and cash equivalents at end of period	$304,786	$109,473	$599,725

Note 25 — Business Segment Information
The acquisition of Sovereign Bank by Santander in the first quarter of 2009 impacted how our executive management team measured and assessed our business performance and caused the Company to change its reportable segments in 2009. The Company’s segments are focused principally around the customers SHUSA serves. The Retail Banking segment is primarily comprised of our branch locations and our residential mortgage business. Our branches offer a wide range of products and services to customers and each attracts deposits by offering a variety of deposit instruments including demand and NOW accounts, money market and savings accounts, certificates of deposits and retirement savings products. Our branches also offer certain consumer loans such as home equity loans and other consumer loan products. It also provides business banking loans and small business loans to individuals. Finally our residential mortgage business reports into our head of Retail Banking. Our Specialized Business segment is primarily comprised of leases to commercial customers, our New York multi-family and national commercial real estate lending group, our automobile dealer floor plan lending group and our indirect automobile lending group. The Corporate segment (formerly known as Middle Market) provides the majority of Sovereign Bank’s commercial lending platforms such as commercial real estate loans and commercial industrial loans and also contains the Company’s related commercial deposits. SCUSA is a specialized consumer finance company engaged in the purchase, securitization, and servicing of retail installment contracts originated by automobile dealers and direct origination of retail installment contracts over the internet. The Global Banking segment (included in the Other category prior to the third quarter of 2010) includes business with large corporate domestic and foreign clients which have larger loan sizes than commercial clients of Sovereign prior to 2009. The Other category includes earnings from the investment portfolio (excluding any investments purchased by SCUSA), interest expense on Sovereign Bank’s borrowings and other debt obligations (excluding any borrowings held by SCUSA), amortization of intangible assets and certain unallocated corporate income and expenses.

Notes to Consolidated Financial Statements
Note 25 — Business Segment Information (continued)
For segment reporting purposes, SCUSA continues to be managed as a separate business unit with its own systems and processes. With the exception of this segment, SHUSA’s segment results are derived from the Company’s business unit profitability reporting system by specifically attributing managed balance sheet assets, deposits and other liabilities and their related interest income or expense to each of our segments. Funds transfer pricing methodologies are utilized to allocate a cost for funds used or a credit for funds provided to business line deposits, loans and selected other assets using a matched funding concept. The provision for credit losses recorded by each segment is based on the net charge-offs of each line of business and changes in specific reserve levels for loans in the segment and the difference between the provision for credit losses recognized by the Company on a consolidated basis and the provision recorded by the business line recorded in the Other category. Other income and expenses directly managed by each business line, including fees, service charges, salaries and benefits, and other direct expenses as well as certain allocated corporate expenses are accounted for within each segment’s financial results. Accounting policies for the lines of business are the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business. Where practical, the results are adjusted to present consistent methodologies for the segments. For example, during the first quarter 2010, the Company reviewed its methodologies for allocating shared services and provision expenses. As a result of this review, certain of these methodologies were revised affecting all segments excluding SCUSA.
The following tables present certain information regarding the Company’s segments (in thousands):

For the year ended		Specialized		Global
December 31, 2010	Retail	Business (1)	Corporate	Banking	SCUSA	Other (3)	Total

Net interest income/(expense)	$681,072	$267,223	$339,770	$26,378	$1,755,440	$328,756	$3,398,639
Fees and other income	451,826	30,970	71,181	8,108	245,598	21,230	828,913
Provision for credit losses	243,845	312,618	153,084	—	888,225	29,254	1,627,026
General and administrative expenses	920,381	101,596	131,812	6,706	391,815	20,790	1,573,100
Income/(loss) before income taxes	(152,249)	(116,497)	114,631	27,705	716,055	429,340	1,018,985
Intersegment revenue/(expense) (2)	(158,410)	(534,257)	(74,145)	(4,900)	—	771,712	—
Total average assets	$22,189,648	$14,993,923	$10,975,286	1,738,677	$11,959,260	$22,986,577	$84,843,371

For the year ended		Specialized		Global
December 31, 2009	Retail (1)	Business (1)	Corporate	Banking	SCUSA	Other (3)	Total

Net interest income/(expense)	$608,985	$311,164	$319,594	$6,725	$1,277,358	$119,678	$2,643,504
Fees and other income	455,822	(135,827)	53,726	17,114	51,873	57,436	500,144
Provision for credit losses	194,672	588,075	303,706	—	720,937	177,147	1,984,537
General and administrative expenses	988,178	108,408	135,507	5,756	253,031	29,580	1,520,460
Income/(loss) before income taxes	(305,643)	(525,460)	(79,901)	8,382	353,355	(573,632)	(1,122,899)
Intersegment revenue/(expense) (2)	54,152	(657,934)	(123,457)	(1,580)	—	728,819	—
Total average assets	$22,065,460	$18,495,401	$12,603,156	816,412	$6,911,119	$21,457,234	$82,348,782

For the year ended		Specialized		Global
December 31, 2008	Retail (1)	Business (1)	Corporate	Banking	SCUSA	Other (3)	Total

Net interest income/(expense)	$813,235	$347,611	$407,101	$(1,015)	$—	$315,510	$1,882,442
Fees and other income	381,404	92,780	66,880	659	—	94,715	636,438
Provision for credit losses	203,051	456,144	258,172	—	—	(6,367)	911,000
General and administrative expenses	1,132,225	125,636	176,171	9,609	—	40,665	1,484,306
Income/(loss) before income taxes	(257,647)	(161,947)	35,354	(9,966)	—	(1,239,428)	(1,633,634)
Intersegment revenue/(expense) (2)	258,302	(930,610)	(244,983)	(1,015)	—	918,306	—
Total average assets	$23,527,864	$24,125,811	$13,392,209	238,850	$—	$17,397,165	$78,681,899

(1)	The Specialized Business Segment fees and other income includes charges of $188.9 million associated with increasing multi-family recourse reserves for loans sold to Fannie Mae for the twelve months ended December 31, 2009.

(2)	Intersegment revenues/(expense) represent charges or credits for funds used or provided by each of the segments and are included in net interest income/(expense).

(3)	Included in Other in 2009 and 2008 were OTTI charges of $36.9 million and $575.3 million on FNMA and FHLMC preferred stock, OTTI charges of $143.3 million and $307.9 million on non-agency mortgage backed securities. 2008 results also include a loss of $602.3 million on the sale of our CDO investment portfolio. Included in Other in 2009 and 2008 were net transaction related, integration charges and other restructuring costs of $299.1 million and $32.3 million, respectively. Finally 2009 and 2008 results also included a deferred tax valuation allowance reversal of $1.3 billion and a charge of $1.4 billion, respectively.

Notes to Consolidated Financial Statements
Note 26 — Transaction Related, Integration Charges and Other Restructuring Costs
Following is a summary of amounts charged to earnings related to our transaction with Santander which closed on January 30, 2009, and our acquisition of Independence (in thousands):

	2010	2009	2008

Transaction related, integration charges and other restructuring costs	$—	$299,119	$32,348
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
A rollforward of the transaction related and integration charges and other restructuring cost accruals is summarized below:

	Contract
	termination	Severance	Total
Accrued at December 31, 2008	$7,008	$28,352	$35,360
Payments	(11,397)	(133,650)	(145,047)
Charges recorded in earnings	32,194	152,198	184,392

Accrued at December 31, 2009	$27,805	$46,900	$74,705
Payments	(10,566)	(31,695)	(42,261)
Charges recorded in earnings	—	—	—

Accrued at December 31, 2010	$17,239	$15,205	$32,444

SHUSA recorded debt extinguishment charges in 2010 of $25.8 million mainly comprised of $17.0 million on the termination of $920 million of FHLB advances. In 2009 there were debt extinguishment charges of $68.7 million on the termination of $1.4 billion of high cost FHLB advances.
Note 27 — Related Party Transactions
See Note 12 for a description of the various debt agreements SHUSA has with Santander.
In March 2009, SHUSA, issued to Santander, parent company of SHUSA, 72,000 shares of SHUSA’s Series D Non-Cumulative Perpetual Convertible Preferred Stock, without par value (the “Series D Preferred Stock”), having a liquidation amount per share equal to $25,000, for a total price of $1.8 billion. The Series D Preferred Stock pays non-cumulative dividends at a rate of 10% per year. SHUSA may not redeem the Series D Preferred Stock during the first five years. The Series D Preferred Stock is generally non-voting. Each share of Series D Preferred Stock is convertible into 100 shares of common stock, without par value, of SHUSA. The Company contributed the proceeds from this offering to Sovereign Bank in order to increase the Bank’s regulatory capital ratios. On July 20, 2009, Santander converted all of its investment in the Series D preferred stock of $1.8 billion into 7.2 million shares of SHUSA common stock. This action further demonstrates the support of Santander to SHUSA and reduces the cash obligations of the Company with respect to Series D 10% preferred stock dividend.
In March 2010, SHUSA issued to Santander, 3 million shares of SHUSA’s Common Stock, raising proceeds of $750 million.
In December, 2010, SHUSA issued 3 million shares of common stock to Santander which raised proceeds of $750 million and declared a $750 million dividend to Santander. This was a non-cash transaction.
SHUSA has $1.9 billion of public securities that consists of various senior note obligations, trust preferred security obligations and preferred stock issuances. Santander owns approximately 40% of these securities as of December 31, 2010.
Santander has provided guarantees on the covenants, agreements and obligations of SCUSA under the governing documents where SCUSA is a party for the securitizations. This includes, but is not limited to, the obligations of SCUSA as servicer and transferor to repurchase certain receivables.
SHUSA has entered into interest rate swap agreements with Santander to hedge interest rate risk on floating rate tranches of its securitizations with a notional value of $8.8 billion.
In 2006, Santander extended a total of $425 million in unsecured lines of credit to Sovereign Bank for federal funds and Eurodollar borrowings and for the confirmation of standby letters of credit issued by Sovereign Bank. This line is at a market rate and in the ordinary course of business and can be cancelled by either Sovereign Bank or Santander at any time and can be replaced by Sovereign Bank at any time. In the first quarter of 2009, this line was increased to $2.5 billion. During the year ended December 31, 2010 and 2009, respectively, the average unfunded balance outstanding under these commitments was $1.6 billion and $840.4 million. As of December 31, 2010, there was no outstanding balance on the unsecured lines of credit for federal funds and Eurodollar borrowings. Sovereign Bank paid approximately $12.4 million in fees to Santander in the year ended December 31, 2010 in connection with these commitments compared to $6.7 million in fees in the corresponding period in the prior year.

Notes to Consolidated Financial Statements
Note 27 — Related Party Transactions (continued)
In 2010 and 2009 the Company, and its affiliates, entered into various service agreements with Santander and its affiliates. Each of the agreements was done in the ordinary course of business and on market terms. The agreements are as follows:
•	Nw Services Co., a Santander affiliate doing business as Aquanima, is under contract with Sovereign Bank to provide procurement services, with fees paid in 2010 in the amount of $2.2 million and $2.0 million in 2009.
•	Santander, acting through its New York branch, is under contract with Sovereign Bank to provide investment advisory and support for derivative transactions. There were no fees paid in 2010 and 2009.
•	Geoban, S.A., a Santander affiliate, is under contract with Sovereign Bank to provide administrative services, consulting and professional services, application support and back-office services, including debit card disputes and claims support, and consumer and mortgage loan set-up and review, with fees paid in 2010 in the amount of $9.8 million. No fees were paid under this agreement in 2009.
•	Ingenieria De Software Bancario S.L., a Santander affiliate, is under contract with Sovereign Bank to provide information technology development, support and administration, with fees paid in 2010 in the amount of $121.0 million and $5.7 million in 2009.
•	Produban Servicios Informaticos Generales S.L., a Santander affiliate, is under contract with Sovereign Bank to provide professional services, and administration and support of information technology production systems, telecommunications and internal/external applications, with fees paid in 2010 in the amount of $58.1 million and 3.4 million in 2009.
•	Santander Back-Offices Globales Mayoristas S.A., a Santander affiliate, is under contract with Sovereign Bank to provide administrative services and back-office support for Sovereign Bank’s derivative, foreign exchange and hedging transactions and programs, with fees paid in 2010 in the amount of $0.1 million. There were no fees paid in 2009 with respect to this agreement.
•	Santander Global Facilities (“SGF”), a Santander affiliate, is under contract with Sovereign Bank to provide administration and management of employee benefits and payroll functions for Sovereign Bank and other affiliates. There were no fees were paid under this agreement in 2010. There were fees paid in 2009 in the amount of $0.5 million.
•	SGF is under contract with Sovereign Bank and other Santander affiliates pursuant to which Sovereign Bank shall share in certain employee benefits and payroll processing services provided by third party vendors through sponsorship by SGF. In the twelve months ended December 31, 2010, fees in the amount of $5.0 million were paid to SGF with respect to this agreement. There were no fees paid to SGF in 2009 with respect to this agreement.
•	SGF is under contract with Sovereign Bank to provide property management services. In the twelve months ended December 31, 2010, fees in the amount of $5.0 million were paid to SGF with respect to this agreement.
In 2010, Capital Street Delaware LP, a subsidiary of SHUSA, sold $18.1 million and 25.4  million of past-due retail auto loans and charged-off retail auto loans, respectively, to Servicios de Cobranza, Recuperacion y Seguimeiento, S.A. DE C.V. SHUSA guaranteed the payments of principal and interest on the past-due retail auto loans sold.
In 2010, SHUSA extended a $10 million unsecured loan to Servicios de Cobranza, Recuperacion y Seguimiento, S.A. DE C.V. For 2010, the highest balance outstanding was $10 million and the principal balance as of December 31, 2010 was $10 million. Servicios de Cobranza, Recuperacion y Seguimiento, S.A. DE C.V. did not pay any interest to SHUSA in 2010 in connection with this loan.
Note 28 — Subsequent Events
The Company evaluated events from the date of the consolidated financial statements on December 31, 2010 through the issuance of those consolidated financial statements included in this Annual Report on Form 10-K and has disclosed the subsequent purchase of certain recreational vehicle and marine loans in Note 7 to the Consolidated Financial Statements.
No additional events were identified requiring recognition in and/or disclosure in the consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act), as of December 31, 2010. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) promulgated under the Exchange Act. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, the Company’s management concluded that our internal control over financial reporting was effective as of December 31, 2010.

Item 9B.	Other Information
None.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Directors of SHUSA
Gabriel S. Jaramillo — Age 61. Mr. Jaramillo became Chairman of the Board of the Company on January 30, 2009. He served as President and Chief Executive Officer of the Company from January 30, 2009 until January 31, 2011. He has served as a Director of SHUSA since July 16, 2008 and currently services on the Executive Committee of the Board. Mr. Jaramillo has 35 years of experience within the financial sector and served in various executive positions with Grupo Santander since 1996. Prior to his appointment to the Company, he most recently served as Advisor to the Chairman of Grupo Santander and was President of Banco Santander Brazil.
Gonzalo de Las Heras — Age 71. Mr. de Las Heras was appointed to the Sovereign Board on October 6, 2006. Mr. de Las Heras joined Santander in 1990. He served as Executive Vice President supervising Santander business in the US until October 2009. He is currently Advisor to the Chairman of Grupo Santander. He is Chairman of Santander Bancorp, Puerto Rico; Banco Santander International, Miami; Santander Trust & Bank (Bahamas) Limited; and Banco Santander (Suisse). Prior to joining Santander Mr. de Las Heras held various positions at J.P. Morgan, lastly as Senior Vice President and Managing Director heading its Latin American division. He served as a Director of First Fidelity Bancorporation until its merger with First Union. From 1993 to 1997, Mr. de Las Heras served on the New York State Banking Board. He is a director and past chairman of the Foreign Policy Association, a Trustee and past chairman of the Institute of International Bankers. Mr. de Las Heras has a law degree from the University of Madrid and as a Del Amo Scholar pursued postgraduate studies in Business Administration and Economics at the University of Southern California.
John Hamill — Age 70. Mr. Hamill was appointed to the Sovereign Board on January 20, 2010 and currently serves as Chairperson of the CRA Committee. Mr. Hamill joined Sovereign in 2000 as Chairman and CEO of the New England division and served as Chairman of Sovereign Bank in New England until January of 2010. Prior to that, he was President of Fleet National Bank Massachusetts, President of Shawmut Bank and President and CEO of Banc One Trust Company. Mr. Hamill has served as a director of Liberty Mutual Holding Company, Inc., a holding company for the family of Liberty Mutual Group insurance companies since 2001. He is Chairman of the Board of Advisors to the Carroll School of Management at Boston College, Chairman of the Board of Advisors at the College of Holy Cross, Overseer of the Boston Symphony Orchestra, and a Member of the Advisory Board for the Salvation Army of Massachusetts.
Marian Heard — Age 70. Mrs. Heard was elected to the Sovereign Board in 2005. Mrs. Heard currently serves as Chairperson of the Compensation Committee and as a member of the Audit Committee of the Board. Mrs. Heard is currently the President and Chief Executive Officer of Oxen Hill Partners, which specializes in leadership development programs. Mrs. Heard has served as a director of CVS Caremark Corporation since 1999, a publicly held corporation listed on the NYSE and the largest retail pharmacy in the United States and has served on the Audit and the Nominating and Corporate Governance Committees of CVS Caremark Corporation since 2000 and is currently a member of the Management and Planning Committee. Mrs. Heard served on the board of BioSphere Medical, Inc., which specializes in certain bioengineering applications from 2006-2010, and served on its Compensation Committee. She has served as a director of Liberty Mutual Holding Company, Inc., a holding company for the family of Liberty Mutual Group insurance companies since 1994 and serves on the Audit and the Nominating and Corporate Governance Committees. Mrs. Heard has served as a director of Blue Cross and Blue Shield of Massachusetts since 1992 and chairs its Compensation Committee and serves on the Finance Committee. Mrs. Heard served as a director of Fleet Bank of Massachusetts from 1992 to 1998 and subsequently Fleet Financial Corporation from 1998 until it was acquired by Bank of America in 2004. Mrs. Heard was appointed President and Chief Executive Officer of the United Way of Massachusetts Bay and Chief Executive Officer of the United Way of New England in February 1992. Mrs. Heard retired from the United Way in July 2004. Mrs. Heard also serves as a Director of MENTOR/National, Director of the Points of Lights Institute, Director of the FFawn Foundation and Trustee of the Dana Farber Cancer Institute.
Alberto Sánchez — Age 46. Mr. Sánchez was reappointed to the Sovereign Board on January 30, 2009. Mr. Sánchez previously served on the Board from March 16, 2007 to October 12, 2008. Mr. Sánchez is Head of Strategy for the Americas of Banco Santander, S.A. Since 1997, Mr. Sánchez has held the following positions within the Santander organization: Head of Equity Research; Head of Latin American Equities; and Head of Spanish Equities and Macroeconomics Research. Mr. Sánchez serves as a Director and Vice Chairman of Santander Consumer USA. He also serves as a Director of the Greenwich Village Orchestra and as a Director of the Brooklyn Academy of Music.

Wolfgang Schoellkopf — Age 78. Mr. Schoellkopf was appointed to the Sovereign Board on January 30, 2009, and currently serves as Chairperson of the Audit Committee and as a member of each of the Executive, Compensation and Risk Management Committees of the Board. From 2004 to 2008, Mr. Schoellkopf served as the Managing Partner of Lykos Capital Management, LLC, a private equity management company. From 2000 to 2002, he served as the General Manager of Bank Austria Group’s U.S. operations. On July 31, 1997, Mr. Schoellfkopf was elected as a director of SLM Corporation, commonly known as Sallie Mae, a leading provider of student loans. He served as a member of the Finance and Operations Committees of SLM Corporation from 1997 to 2007, and currently serves as the Chairman of the Compensation Committee. Mr. Schoellkopf served as a director of BPW Acquisition Corporation and served on its Audit Committee from March, 2008 until April of 2010. Since April 26, 2010, Mr. Schoellkopf has served on the Board of The Bank of N.T. Butterfield & Sons, Ltd. in Bermuda.
Juan Andres Yanes — Age 49. Mr. Yanes was appointed to the Sovereign Board on September 29, 2009 and currently serves as a member of the Executive, CRA and Risk Management Committees of the Board. Mr. Yanes is the Chief Corporate Officer of Santander USA. He joined the Santander organization in 1991 and was involved in Investment Banking, Corporate Finance and Financial Markets until 1999. He was the Global Head of Market Risk from 1999 through 2003. In 2003 he was appointed Deputy CRO for the Grupo Santander Risk Division.
Nuno G. Matos — Age 43. Mr. Matos has served as Managing Director of Retail Business Development and SME Banking since 2009 and was appointed as Managing Director of Retail Banking in 2011. He has served on the Board of Directors since March of 2009 and is also a member of the Risk and CRA Committees of the Board. He is also a member of the SHUSA Management Executive Committee. Prior to joining SHUSA, Mr. Matos held a number of senior executive management positions for the Grupo in Europe and South America since joining Santander in 1994. Since 2002, Mr. Matos had worked for Grupo Santander Brazil, where he headed operations and control for the wholesale bank and most recently led the credit and debit card business for both Banco Real and Santander.
Jorge Morán — Age 46. Mr. Morán was appointed President and Chief Executive Officer of the Company on January 27, 2011, effective February 1, 2011 and also serves as Chairman of each of the Executive and Risk Management Committees of the Board and as a member of the Compensation Committee of the Board. He is also chairman of the SHUSA Management Executive Committee. Mr. Morán joined the Santander Group in 2002. Prior to joining SHUSA, Mr. Morán was a Senior Executive Vice President of Banco Santander, head of its Global Insurance Division and a member of the Group’s management committee. Previously he held a number of executive management positions, including Chief Operating Officer of Abbey, Santander’s business in the U.K. and, from 2005 until 2008, a member of its Board of Directors. Before joining Santander, Mr. Morán was Chief Executive Officer of Morgan Stanley for Spain and Portugal and a partner of AB Asesores, a brokerage and asset management company. Mr. Morán also worked as a director of marketing for Natwest (now a unit of the Royal Bank of Scotland) and with Citibank in Spain.
Executive Officers of SHUSA
Certain information, including principal occupation during the past five years, relating to the executive officers of SHUSA, as of the date of this filing is set forth below:
Jorge Morán — Age 46. Mr. Morán was appointed President and Chief Executive Officer of the Company on January 27, 2011, effective February 1, 2011 and also serves as Chairman of each of the Executive and Risk Management Committees of the Board and as a member of the Compensation Committee of the Board. He is also chairman of the SHUSA Management Executive Committee. Mr. Morán joined the Santander Group in 2002. Prior to joining SHUSA, Mr. Morán was a Senior Executive Vice President of Banco Santander, head of its Global Insurance Division and a member of the Group’s management committee. Previously he held a number of executive management positions, including Chief Operating Officer of Abbey, Santander’s business in the U.K. and, from 2005 until 2008, a member of its Board of Directors. Before joining Santander, Mr. Morán was Chief Executive Officer of Morgan Stanley for Spain and Portugal and a partner of AB Asesores, a brokerage and asset management company. Mr. Morán also worked as a director of marketing for Natwest (now a unit of the Royal Bank of Scotland) and with Citibank in Spain.
Edvaldo Morata — Age 47. Mr. Morata was appointed Chief of Staff to the CEO at Sovereign Bank in 2009 and also as Managing Director of Corporate Banking in 2010. He is a member of the SHUSA Management Executive Committee. Mr. Morata has more than 20 years experience in financial services. He joined the Santander Group in 1996. Most recently, he was Santander’s Chief Executive for Asia in Hong Kong. Previously, he held a number of executive management positions, including head of Asset Management and Private Banking in Brazil and head of Banespa’s International Department when it was acquired by Santander in 2001. Mr. Morata was also a member of the Executive Committee of Santander Brazil. Before joining Santander, Mr. Morata worked for a number of financial institutions including American Express, ING and Citibank.
Juan Guillermo Sabater — Age 42. Mr. Sabater was appointed Chief Financial Officer of the Company in May of 2009. He is also a member of SHUSA Management Executive Committee. Mr. Sabater has 19 years of experience in the banking industry, all of them with Santander. Prior to joining Sovereign Bank, Mr. Sabater worked as a Chief Financial Officer as well in Grupo Santander Chile since September 2006. From 2003 — 2006 Mr. Sabater was the Controller for Grupo Santander’s Consumer Finance Division in Madrid, Spain.
Nuno G. Matos — Age 43. Mr. Matos has served as Managing Director of Retail Business Development and SME Banking since 2009 and was appointed as Managing Director of Retail Banking in 2011. He has served on the Board of Directors since March of 2009 and is also a member of the Risk and CRA Committees of the Board. He is also a member of the SHUSA Management Executive Committee. Prior to joining SHUSA, Mr. Matos held a number of senior executive management positions for the Grupo in Europe and South America since joining Santander in 1994. Since 2002, Mr. Matos had worked for Grupo Santander Brazil, where he headed operations and control for the wholesale bank and most recently led the credit and debit card business for both Banco Real and Santander.
Juan Dávila — Age 41. Mr. Dávila was appointed Chief Risk Management Officer for Sovereign Bank in 2009. He is also a member of the SHUSA Management Executive Committee. Prior to his appointment as Chief Risk Management Officer, Mr. Dávila held an executive position in the Bank’s Risk Management Group since he joined the Bank in 2007. From 2004 — 2007, Mr. Dávila served as Chief Risk Officer at Banco Santander, Puerto Rico, responsible for all credit and market risk exposure of the holding company and subsidiaries and was head of the Credit Committee and led a team of more than 125 employees comprising areas of credit, monitoring, market risk, credit policy and risk infrastructure. Mr. Dávila has also held various other senior executive management positions with Banesto, Grupo Santander, including the role of risk manager for the Andalucia Region and manager of the risk analysis center for small businesses.

Kirk W. Walters — Age 55. Mr. Walters is Senior Executive Vice President of SHUSA, served on the Board from January of 2009 to March 2, 2011 and served as a member of the Executive and Risk Committees of the Board and as a member of the SHUSA Management Executive Committee. Mr. Walters has announced that he is resigning as an officer and employee of the Company effective as of March 16, 2011. Mr. Walters served as interim President and Chief Executive Officer from October 2008 until Sovereign Bank was acquired by Banco Santander on January 30, 2009. Mr. Walters joined Sovereign Bank in February 2008 as Executive Vice President and Chief Financial Officer from Chittenden Corporation. At Chittenden, Mr. Walters served as Executive Vice President and Chief Financial Officer for 12 years. Prior to joining Chittenden, he worked at Northeast Federal Corporation in Hartford, Connecticut, from 1989 to 1995 in a series of executive positions, including Senior Executive Vice President and Chief Financial Officer; and Chairman, President and Chief Executive Officer.
Jose Castello Orta — Age 49. Mr. Castello was appointed Managing Director of Global Banking and Markets in November of 2009. He is also a member of the SHUSA Management Executive Committee. Mr. Castello has over 20 years experience in the financial services industry. He has held a number of executive management positions with the Santander Group. Most recently, he was Head of U.S. Global Corporate Banking for Santander. In 2003 Mr. Castello was the head of Santander’s European and American Multinational Group, and from 2005 — 2009 he was the Head of Corporate and Investment Banking USA.
Eduardo J. Stock — Age 49. Mr. Stock was appointed Managing Director of the Manufacturing Group in March of 2009. He is also a member of the SHUSA Management Executive Committee. Mr. Stock joined Banco Santander in 1993 as head of Treasury and Research for Santander Negócios Portugal. During his tenure at Santander, he held a number of senior executive management positions in the Group’s Portuguese business. Most recently, he served as Chief Financial Officer and head of IT and Operations for Santander Totta, as well as President of Isban Portugal.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires SHUSA’s officers and directors, and any persons owning ten percent or more of SHUSA’s common stock or any class of SHUSA’s preferred stock, to file in their personal capacities initial statements of beneficial ownership, statements of changes in beneficial ownership and annual statements of beneficial ownership with the SEC. Persons filing such beneficial ownership statements are required by SEC regulation to furnish SHUSA with copies of all such statements filed with the SEC. The rules of the SEC regarding the filing of such statements require that “late filings” of such statements be disclosed by SHUSA. Based solely on SHUSA’s review of any copies of such statements received by it, and on written representations from SHUSA’s existing directors and officers that no annual statements of beneficial ownership were required to be filed by such persons, SHUSA believes that all such statements were timely filed in 2010, except for a Forms 3, one of which was inadvertently filed late by each of Jose Castello Orta and Juan Andres Yanes. Since Santander’s acquisition of SHUSA, none of the filers have owned any of SHUSA’s common stock or shares of any class of SHUSA’s preferred stock.
Code of Ethics
SHUSA adopted a Code of Ethics that applies to the Chief Executive Officer and Senior Financial Officers (including, the Chief Financial Officer and Chief Accounting Officer of SHUSA and Sovereign Bank). SHUSA undertakes to provide to any person without charge, upon request, a copy of such Code of Ethics by writing to Investor Relations Department, Santander Holdings USA, Inc., 75 State Street, Boston, Massachusetts 02109.
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
Matters Relating to the Audit Committee of the Board
The Audit Committee is currently composed of Marian L. Heard and Wolfgang Schoellkopf. The Board of Directors designated Mr. Schoellkopf as the Audit Committee’s “audit committee financial expert,” as such term is defined by SEC rules and regulations.

Item 11.	Executive Compensation.
Compensation Discussion and Analysis
This Compensation Discussion and Analysis relates to the executive officers included in the Summary Compensation Table, which we refer to collectively as the “named executive officers.” We are a wholly owned subsidiary of Grupo Santander, which we refer to as “Santander.” This Compensation Discussion and Analysis explains our role and the role of Santander in setting the compensation of the named executive officers.
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

This section of the Compensation Discussion and Analysis provides information with respect to our named executive officers:
•	the general philosophy and objectives behind their compensation,
•	the role and involvement of the parties in the analysis and decisions regarding their compensation,
•	the general process of determining their compensation,
•	each component of their compensation, and
•	the rationale behind the components of their compensation.
General Philosophy and Objectives
The fundamental principles that Santander and we follow in designing and implementing compensation programs for the named executive officers are to:
•	attract, motivate, and retain highly skilled executives with the business experience and acumen necessary for achieving our long-term business objectives;
•	link pay to performance;
•	align, to an appropriate extent, the interests of management with those of Santander and its shareholders; and
•	use our compensation practices to support our core values and strategic mission and vision.
Santander aims to provide a total compensation package that is at the median of what comparable financial institutions in the country in which the executive officer is located pay their similarly situated executive officers. Within this framework, Santander considers each component of each named executive officer’s compensation package independently, that is, Santander does not evaluate what percentage each component equals with respect to the total compensation package.
In general, Santander took into account individual performance, level of responsibility, and track record within the organization in setting each of the named executive officer’s compensation for 2010:
Since we are a wholly owned subsidiary of Santander and do not hold shareholder meetings, we do not conduct shareholder advisory votes.
The Parties Involved in Determining Executive Compensation
The Role of the Compensation Committee
On January 20, 2010, our board of directors re-established a compensation committee. As of the date of the filing of this Annual Report on Form 10-K, the committee included Messrs. Moran and Schoellkopf and Ms. Heard, who is the committee chair. The compensation committee has the responsibility of, among other things:
•	approving the terms of our incentive compensation programs, including the Executive Bonus Program in which our named executive officers participate;
•	reviewing and approving the risk assessment process to be utilized by the management compensation risk mitigation committee (which we describe below) in connection with our incentive compensation programs, including the Executive Bonus Program;
•	monitoring the performance and regularly reviewing the design and function of the incentive compensation programs, including the Executive Bonus Program, to assess whether the overall design and performance of such programs are consistent with the Company’s safety and soundness and do not encourage employees, including our named executive officers, to take excessive risk;
•	approving amounts paid under the incentive compensation programs, including the Executive Bonus Program;
•	administering our qualified retirement plan under which all eligible employees can participate, including the named executive officers, as well as certain deferred compensation plans; and
•	approving our affirmative action plan and reviewing, at least annually, the Company’s hiring, termination, compensation and other employment practices as they relate to the Company’s affirmative action plan.

The fundamental authority and responsibilities of the compensation committee in 2010 with respect to compensation matters related to the named executive officers was to:
•	evaluate the standards of the Executive Bonus Program against the guidance issued by the regulatory authorities applicable to us;
•	review the incentive compensation proposed to be granted to our named executive officers; and
•	approve any required reports on executive compensation for inclusion in our filings with the SEC, including this Annual Report on Form 10-K.
The compensation committee met five times in 2010.
The Role of the Evaluation and Bonus Committee
Santander’s Evaluation and Bonus Committee has the authority and responsibility to set the general executive compensation policy for all Santander senior executives, including for Santander’s “Top Red” executives, which group includes Messrs. Sabater, Morata, Matos, Stock, and, for part of 2010, Mr. Toomey.
The Role of the Appointments and Remuneration Committee
Santander’s Appointments and Remuneration Committee has the authority and responsibility to, among other things, present to Santander’s board the compensation of Santander’s “Top A” executives, which group includes Mr. Jaramillo, based on the recommendations of Santander’s human resources department. The Appointments and Remuneration Committee also proposes to our compensation committee the regulations of the Performance Shares Plan, which plan the named executive officers participated in with respect to 2010. We describe the Performance Shares Plan under the caption “Our Equity Compensation Plans” in the discussion following the Summary Compensation Table.
The Role of the Executive Committee
Santander’s board of directors has delegated certain of its powers and responsibilities to its Executive Committee. Among these powers and responsibilities is the authority to make general compensation rules. The Executive Committee approves the compensation decisions of the Appointments and Remuneration Committee with respect to certain of Santander’s senior management, including Mr. Jaramillo.
The Role of Management
On April 21, 2010, we established a management advisory and consultation committee, which we call the compensation risk mitigation committee, to among other purposes, oversee our incentive compensation programs and make recommendations to our compensation committee with respect to our incentive compensation programs. A key responsibility of the compensation risk mitigation committee is to review our incentive compensation programs to ensure the programs do not incentivize excessive risk and make recommendations to our compensation committee in accordance with applicable law. The compensation risk mitigation committee is chaired by our Managing Director of Human Resources and met three times in 2010.
Management also played a role in other parts of the compensation process with respect to the named executive officers in 2010. Management’s responsibilities were generally performed by Mr. Jaramillo (except with respect to his own compensation) and our human resources department in accordance with the rules set forth by Santander. The most significant aspects of management’s role in the compensation process were presenting, and recommending for approval, salary and bonus recommendations for the named executive officers to the Evaluation and Bonus Committee and, with respect to Mr. Jaramillo, the Appointments and Remuneration Committee and presented the proposed bonus recommendations to our compensation committee for its review.
None of the named executive officers determined or approved any portion of their compensation for 2010.
The Role of Outside Independent Compensation Advisors
The Appointments and Remuneration Committee engaged Towers Watson to assist in setting fixed and variable compensation for Santander’s worldwide employees. In addition, Santander’s human resource department engaged ORC Worldwide to assist it in determining possible salary adjustments for expatriate employees, including the named executive officers other than Mr. Toomey, as we describe below. ORC Worldwide provided data on the compensation of expatriate employees of other global financial institutions.
We did not engage a compensation consultant for 2010.
Components of Executive Compensation
For 2010, the compensation that we paid to our named executive officers consisted primarily of base salary and short- and long-term incentive opportunities, as we describe more fully below. In addition, the named executive officers are eligible for participation in company-wide benefits plans, and we provide the named executive officers with certain benefits and perquisites not available to the general team member population but that are, in the case of our expatriate executives, in accordance with Santander’s International Mobility policy. In general, Santander’s objective in establishing its International Mobility Policy is to permit all expatriate employees, which include the named executive officers other than Mr. Toomey, to maintain on an equal basis the same standard of living that they were accustomed to in the employee’s originating country.

Base Salary
Base salary represents the fixed portion of the named executive officers’ compensation and we intend it to provide compensation for expected day-to-day performance. The base salaries of the named executive officers were generally set in accordance with each named executive officer’s employment or letter agreement and Santander’s International Mobility policy for expatriate executives of similar levels. While each of the named executive officer’s employment or letter agreements provide for the possibility of increases in base salary, annual increases are not guaranteed. Our Managing Director of Human Resources consulted with the Appointments and Remunerations Committer and Santander’s board of directors in setting the base salary of Mr. Jaramillo. The Bonus and Evaluation Committee issued recommendations with respect to Santander’s overall salary policy for 2010 for Santander’s “Top Red” executives, including Messrs. Sabater, Morata, Matos, Stock, and Toomey. Mr. Jaramillo recommends for approval to Santander’s Head of Corporate Human Resources, the base salaries for these executives based, in part, on these recommendations.
Annual Discretionary Bonuses
In certain cases, we award annual discretionary bonuses to the named executive officers to motivate and reward outstanding performance. These awards permit us to apply discretion in determining awards rather than applying a formulaic approach that may inadvertently reward inappropriate risk-taking. None of the named executive officers received discretionary bonuses for 2010.
Retention Bonuses
In certain limited cases, we will provide retention bonuses to certain of our executive officers as an inducement for them to stay in active service with us. We made no retention bonuses to the named executive officers in 2010.
Short-Term Incentive Compensation
We provide annual short-term incentive opportunities for the named executive officers to reward achievement of both corporate and individual performance objectives, as well as to reinforce key cultural behaviors used to achieve short-term and long-term success. Our short-term incentive programs are intended to motivate participants to achieve these objectives by providing an opportunity to receive higher compensation if these objectives are met.
Our short-term incentive compensation programs generally establish both financial and non-financial measures for each executive officer, including threshold performance expectations for triggering incentive payout eligibility as well as target and maximum performance benchmarks for determining ongoing incentive awards and final incentive payouts.
On May 4, 2010, based on the recommendation of the compensation risk mitigation committee, the compensation committee approved the Executive Bonus Program for 2010. This program is aligned directly with Santander’s corporate bonus program for executives of similar levels across the Santander platform. The program provides for significant variance in the amount of potential awards, higher or lower, in order to reinforce our pay for performance philosophy. The total bonus pool available for distribution under Santander’s bonus programs, including the Executive Program, was set by the Bonus and Evaluation Committee. Each of the named executive officers participated in the Executive Bonus Program for 2010.
On August 5, 2010, based on the recommendation of Mr. Jaramillo, our compensation committee approved an enhancement to the Executive Bonus Program such that certain executive officers, including each of the named executive officers other than Mr. Jaramillo, are eligible to receive a higher bonus than under the original terms of the Executive Bonus Program. We adopted the enhancement in order to provide for the payment of a one-time, special annual bonus to eligible employees to recognize and encourage the continued attention and dedication of such employees to the performance of their duties on our behalf and to ensure that executives remain focused on achieving results during a period of distraction and uncertainty caused by media reports of a possible merger transaction involving us. In offering the opportunity to earn the bonuses described in the enhanced Executive Bonus Plan, we recognize that these employees are critical to the success of our future business operations and have the potential to make a significant impact on our future growth.
In January 2011, Mr. Jaramillo recommended to our compensation committee the bonus amounts, if any, awarded under the enhanced Executive Bonus Program for 2010 to each of the named executive officers other than himself. The Bonus and Evaluation Committee, in consultation with Mr. Jaramillo, approved the final bonus amounts for these named executive officers.
Mr. Jaramillo’s bonus for 2010 under the Executive Bonus Program was approved by Santander’s board of directors in consultation with the Appointments and Remuneration Committee.
The Executive Bonus Program incorporates both Santander and SHUSA profits before taxes targets to ensure that the funding is not driven solely by the performance of SHUSA and links the pay of SHUSA’s executives to the pay of other executives of similar levels within the Santander platform. Santander’s financial control division set both SHUSA’s and Santander’s targets. We reviewed the appropriateness of the financial measures used in the Executive Bonus Program with respect to the named executive officers and the degree of difficulty in achieving specific performance targets and determined that there was a sufficient balance.
The quantitative metric for determining the funding scheme for 2010 was:
•	70% of SHUSA’s actual profits before taxes for 2010 divided by its budgeted profits before taxes for 2010 and
•	30% of Santander’s actual profits before taxes for 2010 divided by its budgeted profits before taxes for 2010.

The possible payouts based on the varying levels of the profits before taxes budgets are:

Achievement of Profits Budget	Percentage Payout of Target Bonus Amount
130%	150%
120%	140%
110%	130%
105%	120%
100%	110%
95%	100%
90%	90%
80%	80%
75%	65%
70%	50%
<70%	0%
If the actual quantitative metric falls between the above achievement points, the percentage payout will be interpolated.
SHUSA’s budgeted profits before taxes for 2010 was $288 million and its actual profit before taxes was $303.7 million, excluding extraordinary one-time charges. Santander’s budgeted profits before taxes for 2010 was €11.999 million and its actual profits before taxes was €12.36 million, also excluding extraordinary one-time charges. Therefore, based on the above results, SHUSA’s achievement rate was 105.5% and Santander’s achievement rate was 103% and the percentage payout under the Executive Bonus Program for 2010 was 119.4%.
We multiply this percentage by each named executive officer’s target bonus amount to establish a proposed bonus amount for the executive. We disclose the named executive officers’ threshold, target, and maximum bonus amounts in the “Grants of Plan-Based Awards—2010” table. Each named executive officer’s proposed bonus amount is subject to upward or downward adjustment based on the executive’s individual performance evaluation, but in no event will the aggregate total of the actual bonus amounts exceed the aggregate total of the proposed bonus amounts. The results of such individual performance evaluations are distributed normally as follows: 10% of executives will receive a score of “exceptional,” 15% of executives will receive a score of “outstanding,” 50% of executives will receive a score of “expected,” 15% of executives will receive a score of “close to average,” and 10% of executives will receive a score of “improvable.”
The bonus opportunities for the named executive officers for 2010 were the same as we established for 2009 except for Mr. Jaramillo, whose bonus target for 2010 was the short-term bonus he received in 2009.
We conducted a detailed assessment of each named executive officer’s accomplishments versus pre-established goals for the year with respect to the individual performance evaluation results. These goals included specific goals directly related to the named executive officer’s job responsibilities. These goals are generally non-objective, formulaic, or quantifiable.
We made cash payments to the named executive officers under the Executive Bonus Program as short-term incentive awards for 2010 in the amounts that we set forth in the Summary Compensation Table under the caption “Non-Equity Incentive Plan Compensation.” These amounts include payments made with respect to each of the named executive officer’s individual performance and the performance of SHUSA and Santander, as outlined above.
For 2011, we anticipate that the structure of our short-term incentive compensation program will be substantially the same as it was in 2010 although no final decision has been made as of the date of the filing of this Annual Report on Form 10-K. As of the date of the filing of this Annual Report on Form 10-K, we have not set the budget amounts for 2011, nor have we determined the bonus opportunities for the named executive officers for 2011. Mr. Jaramillo will not be eligible to receive a short-term incentive bonus for 2011.

Long-Term Incentive Compensation
For 2010, each of our named executive officers are eligible to participate in the Performance Shares Plan. Awards under the Performance Shares Plan were made in accordance with the terms of the Performance Shares Plan. The Performance Shares Plan is the main instrument that Santander uses for providing medium- and long-term incentive compensation for selected executives across its global platform. Santander developed the Performance Shares Plan to align the interests of Santander’s executives with those of its shareholders. We describe the Performance Shares Plan under the caption “Our Equity Compensation Plans” in the discussion following the Summary Compensation Table.
In 2010, Santander established the Deferred Bonus Share Plan, which we refer to as the “Deferred Bonus Plan.” Santander established the Deferred Bonus Plan in accordance with certain directives of the Bank of Spain. Under the Deferred Bonus Plan, starting with respect to bonuses that we pay for 2010 performance, certain Santander executives, including the named executive officers, are required to defer a portion of their bonus into Santander common stock. The stock is payable in three annual installments if the executive officers remain employed at Santander through the applicable payment date. We describe the Deferred Bonus Plan more fully under the section entitled “Our Equity Compensation Plans.”
Certain of Santander’s executive management team, including Mr. Jaramillo, participated in the Obligatory Investment Plan. Under the Obligatory Investment Plan, participants are required to dedicate 10% of their annual bonus compensation to the purchase of Santander common stock. If the participant holds such shares for three years, Santander will provide a 100% match on the shares that the executive purchased. Messrs. Sabater, Morata, Matos, Stock, and Toomey do not participate in the Obligatory Investment Plan. The Obligatory Investment Plan terminated by its terms in 2010 for bonuses earned for 2009 performance. We describe the Obligatory Investment Plan in more detail under the caption “Our Equity Compensation Plans” in the discussion following the Summary Compensation Table.
Other Compensation
Compensation packages for the named executive officers who are expatriates (i.e., for 2010, Messrs. Jaramillo, Sabater, Morata, Matos, and Stock) are modeled to be competitive globally and within the country of assignment, and attractive to each executive in relation to the significant commitment he or she must make in connection with a global posting. In addition to the benefits that all our team members are eligible to participate in, these named executive officers were eligible for certain other benefits and perquisites. The additional benefits and perquisites that were significant when compared to other compensation received by our other executive officers consist of housing expenses, children’s education costs, travel expenses, and tax equalization payments. These benefits and perquisites are, however, consistent with those paid to similarly-placed Santander executives who are subject to appointment to Santander locations globally as deemed appropriate by Santander senior management. Additionally, Santander reviewed compensation surveys of human resources advisory firms, which have shown that these types of benefits and perquisites are common elements of expatriate programs of global companies.
In addition, Mr. Toomey received certain perquisites before he terminated employment. We intended these perquisites to help him be more productive and efficient. We believe that these perquisites are reasonable and within market practice.
We describe the additional perquisites and benefits that we paid to the named executive officers below in the notes to the Summary Compensation Table.

Retirement Benefits
Certain of Santander’s executive officers, including Messrs. Sabater and Matos are eligible to participant in a defined contribution retirement plan. Santander provides these benefits in order to foster the development of these executives’ long-term careers with Santander. We describe these executive officers’ retirement benefits below under the caption “Other Arrangements.”
Employment and Letter Agreements
We have entered into an employment agreement with Mr. Jaramillo and letter agreements with the other named executive officers to establish key elements of compensation that differ from our standard plans and programs. Mr. Jaramillo’s agreement also facilitated the creation of covenants, such as those prohibiting post-employment competition or solicitation by Mr. Jaramillo. We believe these agreements provide stability to the organization and further our overarching compensation objective of attracting and retaining the highest quality executives to manage and lead us. We discuss these agreements below under the caption “Description of Employment and Related Agreements.”
Benchmarking
Neither we nor Santander undertook benchmarking in 2010 with respect to the compensation of the named executive officers, except that Santander undertook some internal benchmarking with respect to the compensation of its expatriate executives.
Matters Relating to the Compensation Committee of the Board
Compensation Committee Report
On January 20, 2010, we reestablished a compensation committee. For purposes of Item 407(e)(5) of Regulation S-K, the compensation committee furnishes the following information. The compensation committee has reviewed and discussed the Compensation Discussion and Analysis included in Part III — Item 11 of the Form 10-K with management. Based upon the compensation committee’s review and discussion with management, the compensation committee has recommended that the Compensation Discussion and Analysis be included in the Form 10-K for the fiscal year ended December 31, 2010.
Submitted by:
Marian L. Heard, Chair
Jorge Moran
Wolfgang Schoellkopf
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
Compensation Committee Interlocks and Insider Participation
The Compensation Committee was established on January 20, 2010, prior to which time the Bank Board performed the functions of the Compensation Committee. From January 20, 2010 through the remainder of the fiscal year 2010, the following directors served as members of the committee: Marian Heard (Chair), Wolfgang Schoellkopf and Gabriel Jaramillo. From January 1, 2010 through January 19, 2010, the following directors served as members of the Bank Board: Gabriel Jaramillo, Nuno Matos, Kirk Walters, John Hamill, Alberto Sánchez, Marian Heard, Wolfgang Schoellkopf, Anthony Terracciano, Juan Andres Yanes and Gonzalo de Las Heras.
Gabriel Jaramillo, Nuno Matos, Kirk Walters, John Hamill, Alberto Sánchez and Gonzalo de Las Heras each had lending relationships with Sovereign Bank that were made and remained in compliance with Regulation O. Such loans (i) were made in the ordinary course of business, (ii) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Sovereign Bank, and (iii) did not involve more than the normal risk of collectability or present other unfavorable features. As detailed in Item 13 of this Form 10-K, during the 2010 fiscal year, Messrs. de Las Heras, Jaramillo, Matos, Sánchez, Walters, Hamill, and Yanes—the members of the Bank Board, which performed the functions of the Compensation Committee through January 19, 2010—also served as executive officers of Santander or an affiliated entity, and certain relationships existed between SHUSA and its affiliates, on one hand, and Santander and its affiliates, on the other hand: With these exceptions, no member of the Bank Board (i) was, during the 2010 fiscal year, or had previously been, an officer or employee of SHUSA or its subsidiaries nor (ii) had any direct or indirect material interest in a transaction of SHUSA or a business relationship with SHUSA, in each case that would require disclosure under the applicable rules of the SEC. No other Interlocking relationship existed between any member of the Compensation Committee or an executive officer of SHUSA, on the one hand, and any member of the compensation committee (or committee performing equivalent functions, or the full board of directors) or an executive officer of any other entity, on the other hand, requiring disclosure pursuant to the applicable rules of the SEC.

Summary Compensation Table — 2010

						Non-Equity
						Incentive
						Plan	All Other
				Stock	Option	Compen-	Compen-
Name and		Salary		Awards	Awards	sation	sation
Principal Position	Year	($)(6)	Bonus ($)	($)(7)	($)	($)(8)	($)(9)	Total ($)

Gabriel Jaramillo(1)	2010	$2,013,000	$0	$1,264,942	$0	$3,635,537	$1,041,281	$7,954,760
Chairman, President,	2009	$1,869,987	$0	$0	$0	$4,560,000	$1,051,301	$7,481,288
and Chief Executive Officer

Guillermo Sabater	2010	$283,944	$0	$202,200	$0	$748,000	$351,257	$1,585,401
Chief Financial Officer	2009	$224,036	$62,627	$54,824	$0	$275,000	$292,324	$908,811

Edvaldo Morata (2)	2010	$428,239	$0	$337,000	$0	$1,726,963	$596,442	$3,088,644
Chief of Staff and Managing Director- Corporate Banking

Nuno Matos (3)	2010	$364,703	$0	$370,700	$0	$1,547,238	$403,814	$2,686,455
Managing Director -	2009	$359,476	$187,880	$148,808	$0	$1,025,000	$325,887	$2,047,051
Retail Business Development and Marketing

Eduardo Stock(4)	2010	$523,491	$0	$337,000	$0	$1,315,673	$516,342	$2,692,506
Managing Director - Manufacturing

Richard Toomey(5)	2010	$400,672	$0	$202,200	$0	$260,000	$1,916,129	$2,779,001
General Counsel
Footnotes:

1.	Mr. Jaramillo also served as a director of SHUSA and Sovereign Bank for 2010. Mr. Jaramillo stepped down as our President and Chief Executive Officer on January 31, 2011. Effective February 1, 2011, we appointed him as our and Sovereign Bank’s non-executive chairman.

2.	Mr. Morata commenced employment with us on December 31, 2009.

3.	Mr. Matos also served as a director of SHUSA and Sovereign Bank for 2010. Mr. Matos receives no compensation for his service as a director. Effective January 3, 2011, Mr. Matos assumed the position of Managing Director of Retail Banking.

4.	Mr. Stock commenced employment with us on April 1, 2009.

5.	Mr. Toomey terminated employment on September 2, 2010. Pursuant to an agreement, dated August 31, 2010, Mr. Toomey is continuing to serve as our general counsel. For more information about Mr. Toomey’s agreements, see the description under the caption “Description of Employment and Related Agreements.”

6.	Amounts in this column are based on actual base compensation paid through December 31, 2010. Mr. Jaramillo received no compensation for his service as a director after he began serving as our Chairman, President, and Chief Executive Officer. See the discussion following the table entitled “Director Compensation in Fiscal Year 2010” for more information about the Director Plan.

7.	The amounts in these columns reflect the grant date fair value of such awards in accordance with A.S.C. Topic 718, for equity awards granted under Santander’s equity compensation plans. We include the assumptions used in the calculation of these amounts in the footnotes to our audited financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2010. We describe Santander’s equity compensation programs under the caption “Our Equity Compensation Plans.” Mr. Toomey forfeited his award upon his termination of employment on September 2, 2010.

8.	The amounts in this column for 2009 for Messrs. Sabater and Matos reflect the amounts received as sign-on bonuses pursuant to the terms of their letter agreements. The amounts in this column for 2010 reflect an adjustment in the amounts that we paid to Messrs. Morata, Matos, and Stock pursuant to the tax equalization provisions of their respective letter agreements. The bonuses earned by Messrs. Morata, Matos, and Stock before adjustment were:

Named Executive Officer	Bonus
Edvaldo Morata	$1,520,000
Nuno Matos	$1,760,000
Eduardo Stock	$1,520,000

For more information about Messrs. Sabater’s, Morata’s, Matos’s, and Stock’s letter agreements, see the descriptions under the caption “Description of Employment and Related Agreements.”

9.	Includes the following amounts that we paid to or on behalf of the named executive officers:

	Year	Jaramillo	Sabater	Morata	Matos	Stock	Toomey

Provision of Car, Car	2010	$0	$12,912	$7,770	$12,912	$22,778	$6,000
Allowance, or Personal	2009	$132,079	$5,932	$—	$12,142	$—	$—
Use of Company Automobile(*)

Santander Contribution to	2010	$0	$37,832	$0	$40,969	$108,105	$0
Deferred Compensation Plan	2009	$0	$29,196	$—	$0	$—	$—

Club	2010	$1,873	$0	$1,330	$1,282	$1,282	$0
Membership	2009	$2,888	$0	$—	$738	$—	$—

Relocation Expenses	2010	$0	$0	$237,492	$0	$0	$0
and Temporary	2009	$10,591	$71,452	$—	$37,438	$—	$—
Housing

Housing Allowance,	2010	$570,000	$235,157	$126,154	$138,557	$127,261	$275,000
Utility Payments,	2009	$411,400	$50,672	$—	$58,777	$—	$—
and Per Diem

Legal and Financial	2010	$65,173	$4,390	$12,185	$0	$0	$0
Consulting	2009	$64,811	$0	$—	$1,295	$—	$—
Expenses

Life Insurance Allowance	2010	$65,605	$0	$0	$0	$0	$7,099
and Medical and	2009	$63,897	$0	$—	$0	$—	$—
Dental Reimbursements

Tax	2010	$332,870	$82,717	$184,095	$129,271	$138,708	$118,030
Reimbursements (**)	2009	$362,387	$91,680	$—	$147,363	$—	$—

School Tuition	2010	$0	$47,170	$22,138	$65,899	$75,897	$0
and Language	2009	$0	$40,400	$—	$64,511	$—	$—
Classes

Paid Parking	2010	$5,760	$5,760	$5,280	$5,760	$5,760	$0
	2009	$3,248	$2,992	$—	$3,623	$—	$—

Airfare for Annual	2010	$0	$25,318	$0	$9,163	$36,551	$0
Trip Home	2009	$0	$0	$—	$0	$—	$—

Severance Payment	2010	$0	$0	$0	$0	$0	$1,510,000
	2009	$0	$0	$—	$0	$—	$—

Total	2010	$1,041,281	$351,257	$596,442	$403,814	$516,342	$1,916,129
	2009	$1,051,301	$292,324	$—	$325,887	$—	$—

(*)	The value that we attribute to the personal use of SHUSA-provided automobiles (as calculated in accordance with Internal Revenue Service guidelines) is generally included as compensation on the Forms W-2 of the named executive officers who receive such benefits. Each such named executive officer is responsible for paying income tax on such amount (generally subject to the right of each named executive officer to receive a tax gross-up payment with respect to the provision of such benefits). We determined the aggregate incremental cost of any personal use of company automobiles in accordance with the requirements of the U.S. Treasury Regulation § 1.61-21.

(**)	Includes amounts paid to gross up for tax purposes certain perquisites in accordance with an applicable employment or letter agreement. We describe these payments in more detail in the narrative following the section entitled “Employment and Related Agreements.”

Grants of Plan-Based Awards — 2010

					Estimated Possible			All Other
					Future			Stock	All Other		Grant
		Estimated Possible Future			Payouts Under			Awards:	Option	Exercise	Date Fair
		Payouts Under Non-Equity			Equity			Number	Awards:	or Base	Value of
		Incentive Plan			Incentive Plan			of Shares	Number of	Price of	Stock and
		Awards (1)			Awards			of Stock	Securities	Option	Option
	Grant	Threshold	Target	Maximum	Minimum	Target		or Units	Underlying	Awards	Awards
Name	Date	($)	($)	($)	(#)	(#) (2)		(#) (3)	Options (#)	($/Sh)	($)

Gabriel Jaramillo	2/16/2010	$2,400,000	$4,800,000	$7,200,000	60,000						$808,800
	2/22/2010							34,511			$391,731

Guillermo Sabater	2/16/2010	$175,000	$350,000	$525,000	15,000						$202,200

Edvaldo Morata	2/16/2010	$415,000	$830,000	$1,245,000	25,000						$337,000

Nuno Matos	2/16/2010	$475,000	$950,000	$1,425,000	27,500						$370,700

Eduardo Stock	2/16/2010	$375,000	$750,000	$1,125,000	25,000						$337,000

Richard Toomey	2/16/2010	$187,500	$375,000	$562,000	15,000		(4)				$202,200

Footnotes:

(1)	These columns reflect the estimated possible payouts for named executive officers under the applicable bonus program for fiscal year 2010 based on the performance targets that we set in July 2010. We report the actual awards paid out under our bonus programs in the Summary Compensation Table and describe our bonus programs in the Compensation Discussion & Analysis.

(2)	This column reflects the minimum and target numbers of shares that each named executive officer may receive under the I-12 Plan. We describe the I-12 Plan under the caption “Our Equity Compensation Plans.”

(3)	This column reflects Santander’s matching contribution in shares of Santander common stock that Mr. Jaramillo will be entitled to receive under the Obligatory Investment Plan if he remains employed at Santander through March 2013. We describe the Obligatory Investment Plan under the caption “The Obligatory Investment Plan.”

(4)	Mr. Toomey forfeited this award upon his termination of employment.

Outstanding Equity Awards at Fiscal 2010 Year End

	Stock Awards
			Equity Incentive Plan Awards
			Number of		Market or Payout
	Number of Shares	Market Value of	Unearned Shares,		Value of Unearned
	or Units of Stock	Shares or Units of	Units or Other		Shares, Units or
	that have not	Stock that have not	Rights that have not		Other Rights that
Name	Vested (#)	Vested ($)	Vested (#)		have not Vested ($)

Gabriel Jaramillo			60,000	(2)	$629,394
			27,335	(3)	$286,742
			34,511	(4)	$362,017

Guillermo Sabater			7,000	(1)	$73,429
			15,000	(2)	$157,349

Edvaldo Morata			16,200	(1)	$169,936
			25,000	(2)	$262,248

Nuno Matos			19,000	(1)	$199,308
			27,500	(2)	$288,472

Eduardo Stock			24,000	(1)	$251,758
			25,000	(2)	$262,248

Richard Toomey			0		$0
Footnotes:

(1)	Santander awarded these restricted stock units on February 3, 2009, as part of the I-11 Plan. These units vest in accordance with the terms of the I-11 Plan, which we describe under the caption “The Performance Shares Plan.”

(2)	Santander awarded these restricted stock units on February 16, 2010, as part of the I-12 Plan. The units vest in accordance with the terms of the I-12 Plan, which we describe under the caption “The Performance Shares Plan.”

(3)	Santander awarded these shares on February 26, 2008, under the Obligatory Investment Plan. The units vest in accordance with the terms of the Obligatory Investment Plan, which we describe under the caption “The Obligatory Investment Plan.”

(4)	Santander awarded these shares on February 22, 2010, under the Obligatory Investment Plan. The units vest in accordance with the terms of the Obligatory Investment Plan.

Option Exercises and Stock Vested — 2010

	Option Awards		Stock Awards
	Number of Shares		Number of Shares
	Acquired on	Value Realized	Acquired on	Value Realized
Name	Exercise (#)	on Exercise ($)	Vesting (#)	on Vesting (#)

Gabriel Jaramillo	0	$0	73,882	$806,791
Guillermo Sabater	0	$0	5,447	$59,481
Edvaldo Morata	0	$0	14,254	$155,654
Nuno Matos	0	$0	16,342	$178,455
Eduardo Stock	0	$0	19,974	$218,116
Richard Toomey	0	$0	0	$0
Our Equity Compensation Plans
As we describe in the Compensation Discussion and Analysis, the named executive officers receive a portion of their compensation in Santander common stock. Set forth below is a description of the equity compensation plans through which we make these common stock awards.
The Performance Shares Plan
As we describe above in the Compensation Discussion & Analysis, certain of our named executive officers are eligible to participate in the Performance Shares Plan. The Performance Shares Plan, which Santander sponsors for all of its eligible employees, generally consists of a multi-year bonus plan under which a maximum number of shares of Santander common stock (American Depositary Shares, in the case of native U.S. participants) may be awarded to a participant. The shares are subject to certain pre-established service and performance requirements.
Santander makes awards under the Performance Shares Plan in cycles, with one cycle ending each year. We describe four cycles (each of which we refer to as the “I-10 Plan,” the “I-11 Plan,” the “I-12 Plan, and the “I-13 Plan” respectively). Santander shareholders approved each of these plans at annual meetings of shareholders. Each plan is similarly structured and has the following features:
•	Each cycle is for a three-year period, with payout of shares no later than July 31 of the year following the end of the cycle, as follows:

Plan	Cycle	Date of Payout

I-10 Plan	2007 through 2009	No later than July 31, 2010

I-11 Plan	2008 through 2010	No later than July 31, 2011

I-12 Plan	2009 through 2011	No later than July 31, 2012

I-13 Plan	2010 through 2012	No later than July 31, 2013
•	Santander determined the maximum number of shares that each participant is eligible to receive under the I-10 Plan by dividing a percentage of the participant’s base salary by the daily average weighted volume of the average weighted listing prices of Santander’s shares on May 7, 2007 (€13.46), and the maximum number of shares under the I-11 Plan, the I-12 Plan, and the I-13 Plan per participant was not based on a mathematical calculation, rather it was entirely discretionary based on the each participant’s level within the Santander organization.

•	Each plan provides that a percentage of the maximum number of shares will vest in accordance with:
•	in the case of the I-10 and I-11 Plans, pre-established Santander total shareholder return (which we refer to as “TSR”) and growth in earnings per share goals compared to a peer group, with each goal weighted 50%; and

•	in the case of the I-12 and I-13 Plans, pre-established Santander TSR goals compared to a peer group.
•	Each plan defines TSR as the difference (expressed as a percentage) between the value of a hypothetical investment in ordinary shares of each of the members of a peer group and Santander at the end of the cycle and the value of the same investment at the beginning of the cycle. Santander will consider dividends or similar amounts received by shareholders as if such amounts were invested in more shares. Santander uses the trading price on the exchange with the highest trading volume to calculate the initial and final share prices.

•	Santander chooses the peer group from among the world’s largest financial institutions, on the basis of their market capitalization, geographic location, and the nature of their businesses. The peer group may vary slightly from plan to plan. Santander may remove a member of the peer group from the calculations in the event the member is acquired by another company, is delisted, or otherwise is otherwise ceases to be in existence. In such a case, Santander will adjust the maximum number of shares that a participant earns to equitably reflect such removal.

•	Each plan (except the I-12 and I-13 Plans, for which it is inapplicable) defines growth in earnings per share as the percentage ratio between the earnings per common share as the applicable entity discloses in its consolidated annual financial statements at the beginning and end of each cycle.

•	In order for a participant to receive the shares under each plan, the plan requires the participant to remain continuously employed at Santander or a subsidiary through the June 30 of the year following the end of the cycle, except in the cases of retirement, involuntary termination, unilateral waiver by the participant for good cause (as provided under Spanish law), unfair dismissal, forced leave of absence, permanent disability, or death, in which case, the participant (or his or her beneficiary, in the case of death), will receive a pro-rated portion of the participant’s award that he or she would otherwise be entitled to if the participant had remain employed based on the number of days that the participant was employed.
We paid out the applicable number of shares under the I-10 Plan by July 31, 2010, in accordance with its terms. The maximum number of shares payable under each of the other plans as of the end of 2010 to the named executive officers is as follows:

Named Executive Officer	I-11 Plan	I-12 Plan

Gabriel Jaramillo	0	60,000

Guillermo Sabater	7,000	15,000

Edvaldo Morata	16,200	25,000

Nuno Matos	19,000	27,500

Eduardo Stock	24,000	25,000

Richard Toomey	0	0

In March 2011, Santander determined the maximum number of shares to award to our named executive officer under the I-13 Plan. The maximum number of shares payable to the named executive officers under these awards is as follows:

Named Executive Officer	Shares

Gabriel Jaramillo	60,000

Guillermo Sabater	17,000

Edvaldo Morata	25,000

Nuno Matos	28,000

Eduardo Stock	28,000

Richard Toomey	0
The I-10 Plan and I-11 Plan
The TSR and growth in earnings per share goals and the associated possible percentages that participants may earn under the I-10 Plan and I-11 Plan are as follows:

		Santander’s position	Percentage of shares
Santander’s position	Percentage of shares	in the EPS growth	to be delivered
in the TSR ranking	earned of maximum	ranking	of maximum
1st to 6th	50%	1st to 6th	50%
7th	43%	7th	43%
8th	36%	8th	36%
9th	29%	9th	29%
10th	22%	10th	22%
11th	15%	11th	15%
12th or below	0%	12th or below	0%
The I-12 Plan and I-13 Plan
The TSR goals are as follows and the associated possible percentages that participants may earn under the I-12 Plan are as follows:

Percentage of shares
Santander’s position in the TSR ranking	earned of maximum
1st to 5th	100.0%
6th	82.5%
7th	65.0%
8th	47.5%
9th	30.0%
10th or below	0%

Deferred Bonus Plan
In June 2010, Santander’s shareholders approved the Deferred Bonus Plan 2010, which we refer to as the Deferred Bonus Plan. Under the Deferred Bonus Plan, certain executive officers, including the named executive officers are required to defer a portion of their annual bonuses for 2010. The deferral requirement applies to all bonuses and other variable cash compensation that together exceeds $400,000. The portion that the executive officer must defer is based on the amount of the bonus and other variable compensation that the executive receives for 2010:

Variable Compensation Tranche	Required Deferral Above Tranche
< $400,000	0%
$400,000 to < $800,000	20%
$800,000 to < $1,600,000	30%
$1,600,000 to < $3,200,000	40%
$3,200,000 +	50%
All amounts that a participant defers into the Deferred Bonus Plan are converted into Santander common stock are paid out in three equal parts over three years provided that the participant remains employed through the applicable payment date (except as described below) and none of the following occurs:
•	Santander’s deficient financial performance;

•	the participant’s breach of internal rules, including those any related to risk;

•	material restatement of Banco Santander’s financial statements; or

•	significant variation in the economic capital or in the qualitative valuation of risks.
In the event that a participant terminates employment due to retirement, pre retirement, unfair dismissal, unilateral waiver with just cause (as provided under Spanish law), permanent disability, or death, amounts will be paid subject to the same conditions on the same payment date as for other participants.
Our named executive officers deferred the following amounts into the Deferred Bonus Plan and will be entitled to the following number of shares if the above conditions are satisfied:

Named Executive Officer	Amount Deferred*	Shares*
Gabriel Jaramillo	$2,355,537	221,385
Guillermo Sabater	$92,000	8,647
Edvaldo Morata	$496,160	56,034
Nuno Matos	$620,459	58,318
Eduardo Stock	$465,345	43,739
Richard Toomey	$0	0

*	Number of shares based on an exchange rate of €1.32 to $1 and an €8.06 per share price on the deferral date. Amounts deferred by and shares awarded to Messrs. Morata, Matos, and Stock are estimates subject to the tax equalization provisions of their respective letter agreements.

Santander’s Remuneration Risk Evaluation Committee will determine whether the conditions for payment are satisfied. Santander’s Appointments and Remuneration Committee will recommend to Santander’s board whether to approve final payment of amounts under the Deferred Bonus Plan.
The Obligatory Investment Plan
As we note above in the Compensation Discussion & Analysis, Mr. Jaramillo was required to participate in the Obligatory Investment Plan.
The Obligatory Investment Plan generally requires participants (including Mr. Jaramillo) to dedicate 10% (subject to shareholder limitations) of their gross annual bonus to acquire shares of Santander common stock. Participants in the Obligatory Investment Plan are required to purchase the required number shares of Santander common stock on the open market and deposit those shares into a designated account. If the participant holds the shares and remains employed with Santander for three years, Santander will provide at the end of the three-year period a 100% matching contribution of the number of shares that the participant purchased. Santander pays the matching contribution in additional shares of Santander common stock. Participants do not receive dividends on the shares prior to vesting. If a participant terminates employment for any reason before the end of the applicable three-year period, the participant will forfeit Santander’s matching contribution.
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
The Obligatory Investment Plan was terminated in 2010 and replaced by the Deferred Bonus Plan, which we describe above.
Description of Employment and Related Agreements
We have entered into employment agreements and letter agreements with certain of our executive officers that were in effect at the end of fiscal year 2010. We describe each of the agreements below.
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

The agreement provided for a base salary of $2,013,000, which we can increase in accordance with existing policies. In addition, Mr. Jaramillo is eligible to receive a discretionary annual cash bonus, contingent upon the achievement of annual performance objectives that are established in accordance with Santander policies.
The agreement also provides, among other things, that Mr. Jaramillo has a right to:
•	an annual allowance of $60,290, on a grossed-up basis for federal, state, and local income and employment tax purposes, for his life insurance premiums;
•	reimbursement of membership fees, on a grossed-up basis, for two country clubs (with such memberships in our name and transferable to other executives); and
•	participate in all long-term incentive compensation programs and all other employee benefit plans and programs generally available to senior executives.
In connection with Mr. Jaramillo’s relocation from Brazil to the United States, the agreement provides for, on a grossed-up basis:
•	a monthly housing allowance of $30,500;
•	use of two cars, provided and maintained by us, and one full-time driver, who will be our employee;
•	an annual allowance of $30,000 for tax planning and preparation services; and
•	reimbursement of legal expenses that Mr. Jaramillo incurred in connection with the negotiation and execution of the agreement, up to $40,000.
We did not provide a car or driver for Mr. Jaramillo in 2010. The benefits that Mr. Jaramillo actually received in 2010 under the terms of his employment agreement are reflected in the “Summary Compensation Table.”
Under his agreement, in the event that Mr. Jaramillo resigns for “good reason” or we terminate his employment without “cause,” (other than for death or disability), provided Mr. Jaramillo executes a release of claims against us and does not compete with us or solicit our team members during the 12-month period following termination, make disparaging statements about us, or disclose any confidential information, he is entitled to the following severance benefits under his agreement:
•	an amount equal to the sum of his current base salary and the annual bonus last paid (which would be deemed to be $4,800,000 if, as of the date of termination, the annual bonus for 2009 had not been paid) (which we refer to as the “last annual bonus”), payable in 12 substantially equal monthly installments;
•	a lump sum payment equal to the last annual bonus, pro-rated through the date of termination;
•	continuation of health benefits for Mr. Jaramillo and his dependents, on the same basis as provided to actively employed senior executives, until the earlier of the end of the 12-month period following termination or the date Mr. Jaramillo becomes eligible for such benefits from another employer; and
•	reimbursement, on a grossed-up basis, of all reasonable moving and travel expenses (which we refer to as the “relocation expenses”) incurred in relocating Mr. Jaramillo and his family to Brazil (or such other location but the relocation expenses to such other location may not be more than the expenses Mr. Jaramillo and his family would have incurred had they relocated to Brazil).

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
On December 14, 2010, we announced that Mr. Jaramillo was stepping down as our President and Chief Executive Officer. Effective February 1, 2011, Mr. Jaramillo began serving as our and Sovereign Bank’s non-executive chairman.
Guillermo Sabater
We entered into a letter agreement with Mr. Sabater, dated as of February 11, 2009.
Mr. Sabater’s agreement has a fixed term of three years; provided that either party may terminate the agreement by notifying the other party in writing at least 90 days prior to the termination date.
The agreement provides for a base salary of $255,448, which we may increase in accordance with existing policies. In addition, Mr. Sabater is eligible to receive an annual bonus, contingent upon the achievement of annual performance objectives. See the discussion under the caption “Short-Term Incentive Compensation” for more information about the bonuses paid for 2010.

The agreement also provides, among other things, that Mr. Sabater has a right to participate in all long-term incentive compensation programs and all other employee benefit plans and programs available to senior executives. In addition, Mr. Sabater will be covered by the Santander Group health, life, disability, and accidental death insurance plans for expatriates.
In connection with Mr. Sabater’s relocation from Spain to the United States, the agreement provides for:
•	a monthly housing allowance of $10,000 (with the cost of utilities for such housing borne by us), on a grossed-up basis for federal, state, and local income and employment tax purposes;
•	relocation expenses for Mr. Sabater and his family of up to $17,396, on a grossed-up basis;
•	moving expenses (or €7,000 in lieu thereof);
•	travel expenses;
•	reimbursement for the cost of annual visits by Mr. Sabater and his family to Spain;
•	payment of registration and fees associated with schooling for Mr. Sabater’s dependents through high school;
•	language lessons for Mr. Sabater and his household family members up to a maximum of €1,500 per family member; and
•	a one-time payment of $62,627, on a grossed-up basis, for Mr. Sabater’s relocation to the United States and other benefits inherent in his previous assignment in Chile which he received in 2009.
In addition to the foregoing, we will reimburse Mr. Sabater for any tax benefits he would have been able to deduct had he remained in Spain, reimburse Mr. Sabater for tax planning and preparation services, and provide Mr. Sabater with a guaranteed exchange rate of €1 to $1.3917 for transfers from the United States to Spain, up to $68,615 per year.
The benefits that Mr. Sabater actually received in 2010 under the terms of his agreement are reflected in the “Summary Compensation Table.”
In accordance with our policy applicable to all Santander employees who relocate to the United States from abroad in connection with their employment with us, in the event that we terminate Mr. Sabater’s employment without cause, we will provide for all reasonable moving and relocation expenses incurred in relocating Mr. Sabater and his family to Spain.
Edvaldo Morata
We entered into a letter agreement with Mr. Morata, dated as of November 23, 2009. Mr. Morata commenced employment with us on December 31, 2009.
Mr. Morata’s agreement has a fixed term of three years; provided that we may terminate the agreement by notifying Mr. Morata in writing at least 90 days prior to the termination date. In addition, the parties may mutually agree to extend the term of the agreement for an additional year.
The agreement provides for a base salary of $424,678, which we may increase in accordance with existing policies. In addition, Mr. Morata is eligible to receive a tax-equalized annual bonus, contingent upon the achievement of annual performance objectives. See the discussion under the caption “Short-Term Incentive Compensation” for more information about the bonuses paid for 2010.
The agreement also provides, among other things, that Mr. Morata has a right to participate in all long-term incentive compensation programs and all other employee benefit plans and programs available to our senior executive officers. In addition, Mr. Morata will be covered by the Santander Group health, life, disability, and accidental death insurance plans for expatriates.
In connection with Mr. Morata’s relocation from Brazil to the United States, the agreement provides for:
•	a monthly housing allowance of $10,000 (plus an additional $420 per month for the cost of utilities for such housing), on a grossed-up basis for federal, state, and local income and employment tax purposes;
•	relocation payment of $18,500, on a grossed-up basis;
•	moving expenses (or €7,000 in lieu thereof);
•	reimbursement for the cost of airfare for annual visits by Mr. Morata and his family to Sao Paulo;
•	payment of registration and fees associated with schooling for Mr. Morata’s school-age children on assignment through high school;
•	payment of costs associated with work permits and visas, job training, and job searches for Mr. Morata’s spouse, up to a maximum of $7,400 (on a grossed-up basis);

•	language lessons for Mr. Morata and his household family members up to a maximum of 50 school hours per family member; and
•	a payment of $221,357 (with 50% paid on the first payroll date following commencement of employment and 50% paid 12 months thereafter), on a grossed-up basis, for Mr. Morata’s relocation to the United States and other benefits inherent in his previous assignment in Hong Kong.
In addition to the foregoing:
•	we (or Mr. Morata, as applicable) will be responsible for the difference, if any, between the taxes due on Mr. Morata’s U.S. income under U.S. tax laws and Brazilian tax laws;
•	we will reimburse Mr. Morata for tax planning and preparation services;
•	we will provide Mr. Morata with a guaranteed exchange rate of $1 to 0.5787100 BRL for transfers from the United States to Brazil, up to $154,803 per year.
The benefits that Mr. Morata actually received in 2010 under the terms of his agreement are reflected in the “Summary Compensation Table.”
In accordance with our policy applicable to all Santander employees who relocate to the United States from abroad in connection with their employment with us, in the event that we terminate Mr. Morata’s employment without cause, we will provide for all reasonable moving and relocation expenses incurred in relocating Mr. Morata and his family to Brazil.
Nuno Matos
We entered into a letter agreement with Mr. Matos, dated as of February 25, 2009.
Mr. Matos’s agreement has a fixed term of three years and either party may terminate the agreement by notifying the other party in writing at least 90 days prior to the termination date.
The agreement provides for a base salary of $363,648, which we may increase in accordance with existing policies. In addition, Mr. Matos is eligible to receive a base bonus of $950,000 for 2010, contingent upon the achievement of annual performance objectives. See the Summary Compensation table for more information about the bonuses that we paid for 2010.
The agreement also provides, among other things, that Mr. Matos has a right to participate in all long-term incentive compensation programs and all other employee benefit plans and programs available to senior executives. In addition, Mr. Matos will be covered by the Santander Group health, life, disability, and accidental death insurance plans for expatriates.
In connection with Mr. Matos’s relocation from Portugal to the United States, the agreement provides for:
•	a monthly housing allowance of $10,000 (with the cost of utilities for such housing borne by us), on a grossed-up basis for federal, state, and local income and employment tax purposes,
•	relocation expenses for Mr. Matos and his family of up to $26,904, on a grossed-up basis,
•	moving expenses (or €7,000 in lieu thereof),
•	travel expenses,
•	reimbursement for the cost of annual visits by Mr. Matos and his family to Portugal,
•	payment of registration and fees associated with schooling for Mr. Matos’s dependents through high school,
•	language lessons for Mr. Matos and his household family members up to a maximum of €1,500 per member, and
•	a one-time payment of $188,880, on a grossed-up basis, for Mr. Matos’s relocation to the United States, and other benefits inherent in his previous assignment in Brazil.
In addition to the foregoing
•	we (or Mr. Matos, as applicable) will be responsible for the difference, if any, between the taxes due on Mr. Matos’s U.S. income under U.S. tax laws and Portuguese tax laws;
•	we will reimburse Mr. Matos for any tax benefits he would have been able to deduct had he remained in Portugal;
•	we will reimburse Mr. Matos for tax planning and preparation services;
•	we will provide Mr. Matos with a guaranteed exchange rate of €1 to $1.3917 for transfers from the United States to Portugal, up to $109,782 per year.

The benefits that Mr. Matos actually received in 2010 under the terms of his agreement are reflected in the “Summary Compensation Table.”
In accordance with our policy applicable to all Santander employees who relocate to the United States from abroad in connection with employment with us, in the event that we terminate Mr. Matos’s employment without cause, we will provide for all reasonable moving and relocation expenses incurred in relocating Mr. Matos and his family to Portugal.
Eduardo Stock
We entered into a letter agreement with Mr. Stock, dated as of March 6, 2009.
Mr. Stock’s agreement has a fixed term of three years; provided that either party may terminate the agreement by notifying the other party in writing at least 90 days prior to the termination date.
The agreement provides for a base salary of $523,492, which we may increase in accordance with existing policies. In addition, Mr. Stock is eligible to receive an annual base bonus of $750,000, contingent upon the achievement of annual performance objectives. See the discussion under the caption “Short-Term Incentive Compensation” for more information about the bonuses paid for 2010.
The agreement also provides, among other things, that Mr. Stock has a right to participate in all long-term incentive compensation programs and all other employee benefit plans and programs available to senior executives. In addition, Mr. Stock will be covered by the Santander Group health, life, disability, and accidental death insurance plans for expatriates.
In connection with Mr. Stock’s relocation from Portugal to the United States, the agreement provides for:
•	a monthly housing allowance of $8,500 (with the cost of utilities for such housing borne by us), on a grossed-up basis for federal, state, and local income and employment tax purposes;
•	relocation expenses for Mr. Stock and his family of up to $34,793, on a grossed-up basis;
•	moving expenses (or €7,000 in lieu thereof);
•	lodging in a hotel in Boston, plus laundry expenses and a per diem of $208, for up to one month upon arrival;
•	until Mr. Stock’s family was settled, he could take a flight every 20 days to Portugal at our expense, which flights ended in 2009;
•	travel expenses;
•	reimbursement for the cost of annual visits by Mr. Stock and his family to Portugal and semi-annual visits by Mr. Stock’s children to Boston;
•	payment of registration and fees associated with schooling for Mr. Stock’s dependents through high school;
•	use of a company car in accordance with our policies;
•	language lessons for Mr. Stock and his household family members up to a maximum of €1,500 per family member;
•	payment of costs associated with work permits and visas, job training, and job searches for Mr. Stock’s spouse, up to a maximum of $6,950 (on a grossed-up basis); and
•	payment of €7,043 annually, to reimburse Mr. Stock for his contributions to Portugal’s social security system.
In addition to the foregoing:
•	we (or Mr. Stock, as applicable) will be responsible for the difference, if any, between the taxes due on Mr. Stock’s U.S. income under U.S. tax laws and Portuguese tax laws;
•	we will reimburse Mr. Stock for any tax benefits he would have been able to deduct had he remained in Portugal;
•	we will reimburse Mr. Stock for tax planning and preparation services;
•	we will provide Mr. Stock with a guaranteed exchange rate of €1 to $1.3917 for transfers from the United States to Portugal, up to $162,944 per year.
The benefits actually received by Mr. Stock in 2010 under the terms of his agreement are reflected in the “Summary Compensation Table.”

In accordance with our policy applicable to all Santander employees who relocate to the United States from abroad in connection with their employment with us, in the event that we terminate Mr. Stock’s employment without cause, we will provide for all reasonable moving and relocation expenses incurred in relocating Mr. Stock and his family to Portugal.
In addition to the qualified retirement plan that we maintain for the benefit of all our eligible team members and the nonqualified defined benefit plans described above, in 2010, certain of our executive officers participated in the nonqualified deferred compensation plans and arrangements described below.
Richard Toomey
Mr. Toomey has served as our general counsel since 2000. In connection with his retirement on September 2, 2010, we entered into a retirement agreement with Mr. Toomey. Under his retirement agreement Mr. Toomey received:
•	a lump sum payment equal to two times the sum of his annual base salary then in effect plus his target bonus under the Executive Bonus Program for 2010;
•	a payment under the Executive Bonus Program for 2010 equal to the payment that he would have received had he remained employed through the end of 2010 payable under the same terms and at the same time as bonuses under such program were paid to other employees; and
•	reimbursement of the COBRA premiums for medical coverage for himself and his dependents through the earliest of (a) 18 months from date of his retirement or (b) the date that he becomes eligible to participate in a comparable plan of a subsequent employer.
We disclose the payments that Mr. Toomey received under his retirement agreement in the Summary Compensation table and associated footnotes.
In consideration of these payments, Mr. Toomey agreed:
•	for one year, not to, directly or indirectly, become involved in a directly or indirectly competing business of ours;
•	for two years, not to solicit our customers or employees;
•	to refrain from disparaging us or any of our related entities; and
•	to cooperate with us and our counsel in connection with any current or future legal matters.
Mr. Toomey agreed to continue his duties for one year following his retirement. As an inducement for Mr. Toomey to provide these services, we entered into an agreement with him dated August 31, 2010, which we amended on December 14, 2010. Under the amended agreement, we are obligated to pay him a consulting fee of $37,659 per month and a lump-sum payment of $375,000 at the expiration of the one-year term.
In addition, on April 28, 2010, we entered into a letter agreement with Mr. Toomey pursuant to which we agreed to provide him with a housing allowance, which included a lump sum cash payment of $240,000 (net of taxes) and cash payments of $5,000 per month (net of taxes) for 24 months. The monthly payments under this agreement ceased upon his termination of employment.
Deferred Compensation Arrangements
Deferred Compensation Plan
On December 20, 2006, the Board adopted the Sovereign Bancorp, Inc. 2007 Nonqualified Deferred Compensation Plan, which we refer to as the “Deferred Compensation Plan.” The Deferred Compensation Plan has the following features:
•	Participants may defer up to 100% of their cash bonus and choose among various investment options upon which the rate of return of amounts deferred will be based. We adjust participants’ accounts periodically to reflect the deemed gains and losses attributable to the deferred amounts. The specific investment options mirror the investment options in our qualified retirement plan with some additional alternative investments available.
•	We distribute all account balances in cash.
•	Participants are always 100% vested in all amounts deferred.
•	Directors of SHUSA and Sovereign Bank may defer receipt of cash fees received for service as a director into the Deferred Compensation Plan.
•	Distribution events will be only as permitted under Code Section 409A.
Each of the named executive officers is eligible to participate in the Deferred Compensation Plan but no named executive officer deferred any salary or bonus earned in 2010 into the Deferred Compensation Plan.

Other Arrangements
Mr. Sabater, began participating in the Sistema de Previsión para Directivos before they commenced his employment with us. Mr. Matos began participating in 2010. Under this arrangement, Santander makes an annual discretionary contribution to each of their accounts based on a percentage of their respective reference salaries from their home country. Under this arrangement, these executive officers are entitled to receive amounts in their accounts, plus or minus investment gains and losses, upon termination of employment or death or permanent disability. If an executive officer is terminated for cause, such executive officer forfeits all amounts in his account.
Santander did not make a contribution to Messrs. Jaramillo’s and Morata’s accounts for 2010.
Nonqualified Deferred Compensation — 2010

Aggregate
	Executive	Employer	Aggregate		Balance
	Contributions	Contributions	Earnings	Aggregate	At Last Fiscal
	in Last	in Last	in Last Fiscal	Withdrawals/	Year
	Fiscal Year	Fiscal Year	Year	Distributions	End
Name	($)	($)	($)	($)	($)
Guillermo Sabater	$0	$37,832	$6,153	$0	$178,553
Nuno Matos	$0	$270,397	$4,060	$0	$274,457
Potential Payments upon Termination or Change in Control
The table below sets forth the value of the benefits (other than payments that were generally available to salaried team members) that would have been due to the named executive officers if they had terminated employment on December 31, 2010, under their respective employment or letter agreement. We describe these agreements, including the material conditions or obligations applicable to the receipt of these benefits, under the caption “Description of Employment Agreements and Related Agreements.” Mr. Toomey terminated employment on September 2, 2010. We describe the payments he actually received in connection with his termination in the description of his agreement.

	Termination for	Involuntary	Voluntary
	Death or	Termination not	Termination for
	Disability	for Cause	Good Reason

Gabriel Jaramillo
Severance:
- Base Salary	$0	$2,013,000	$2,013,000
- Last Annual Bonus	$0	$4,560,000	$4,560,000
- Pro Rata Last Annual Bonus	$4,560,000	$4,560,000	$4,560,000
Continuation of Health Benefits	$0	$12,438	$12,438
Relocation Expenses	$0	$56,047	$56,047
Total	$4,560,000	$11,201,486	$11,201,486

Guillermo Sabater
Relocation Expenses	$0	$25,000	$25,000

Total	$0	$25,000	$25,000

Edvaldo Morata
Relocation Expenses	$0	$34,755	$34,755

Total	$0	$34,755	$34,755

Nuno Matos
Relocation Expenses	$0	$24,930	$24,930

Total	$0	$24,930	$24,930

Eduardo Stock
Relocation Expenses	$0	$27,878	$27,878

Total	$0	$27,878	$27,878

Richard Toomey	$0	$0	$0

Total	$0	$0	$0

Director Compensation in Fiscal Year 2010
We believed that the amount, form, and methods used to determine compensation of our non-employee directors were important factors in:
•	attracting and retaining directors who were independent, interested, diligent, and actively involved in our affairs and who satisfy the standards of Santander, the sole shareholder of our common stock; and
•	providing a simple straight-forward package that compensates our directors for the responsibilities and demands of the role of director.
The following table sets forth a summary of the compensation that we paid to each director for service as a director of SHUSA and Sovereign Bank in 2010:

	Fees Earned or
Name	Paid in Cash ($) (1)	Total ($)
John P. Hamill	$100,705	$100,705
Marian L. Heard	$165,818	$165,818
Gonzalo de Las Heras	$0	$0
Nuno Matos	$0	$0
Alberto Sánchez	$0	$0
Wolfgang Schoellkopf	$211,527	$211,527
Anthony Terracciano (2)	$75,000	$75,000
Kirk W. Walters	$0	$0
Juan Andres Yanes	$0	$0
Footnotes:

1.	Reflects amounts paid in 2011 for the fourth quarter of 2010 and the first three quarters of 2010. Messrs. Matos, Sánchez, Walters, and Yanes did not receive compensation for service on the Board for 2010. Mr. Jaramillo received no compensation for serving as a director of SHUSA and Sovereign Bank for 2010.

2.	Mr. Terracciano terminated service on the board effective February 2010.

Director Compensation
The board adopted the following compensation program for non-employee directors for service on the board and on the Sovereign Bank board for 2010:
•	$140,000 in cash annually; plus

•	$50,000 in cash annually for each non-executive director who serves on the Executive Committee; plus

•	$35,000 in cash annually for the non-executive directors who serve as the chairs of the Audit Committee and the Compensation Committee; plus

•	$5,000 in cash annually for each other board committee for which such non-executive director serves as chair.
All amounts are paid quarterly in arrears.
For 2011, the compensation program will remain the same except, effective February 1, 2011, Mr. Jaramillo will receive $280,000 in cash annually for his service as our non-executive chairman and $100,000 in cash annually for service on our Executive Committee.
Directors Participation in Deferred Compensation Plan
On December 20, 2006, our Board amended the Deferred Compensation Plan (the significant features of which we describe following in the section entitled “Deferred Compensation Arrangements”) to permit non-employee directors of SHUSA and of Sovereign Bank to elect defer cash fees earned beginning in 2007 into the Deferred Compensation Plan. The relevant terms of the revised Deferred Compensation Plan, as we describe above, apply in the same manner to participants who are directors as they do to participants who are executive officers.
No director deferred fees earned for 2010 into the Deferred Compensation Plan.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
As noted elsewhere in this Form 10-K, on January 30, 2009, SHUSA became a wholly-owned subsidiary of Santander as a result of the consummation of the transactions contemplated by the Transaction Agreement. As a result, following January 30, 2009, all of SHUSA’s voting securities are owned by Santander.
Also as noted elsewhere in this Form 10-K, as a result of the Santander transaction, there are no longer any outstanding equity awards under SHUSA’s equity incentive compensation plans. Pursuant to the Transaction Agreement, (i) all stock options outstanding immediately prior to the Transaction were cancelled and any positive difference between the exercise price of any given stock option and the closing price of SHUSA’s common stock on January 29, 2009 was paid in cash to option holders, and (ii) all shares of restricted stock outstanding immediately prior to the Transaction vested and were treated the same way as all other shares of SHUSA common stock in the Transaction.

Item 13.	Related Party Transactions
Certain Relationships and Related Transactions
Since the beginning of 2010, SHUSA was a participant in the transactions described below in which a “related person” (as defined in Item 404(a) of Regulation S-K, which includes directors and executive officers who served during the 2010 fiscal year) had a direct or indirect material interest and the amount involved in such transaction exceeded $120,000.
Santander Relationship: On January 30, 2009, Santander acquired 100% of SHUSA’s common stock. As a result, Santander has the right to elect the members of SHUSA’s Board of Directors. In addition, certain individuals who serve as officers of SHUSA are also employees or officers of, or may be deemed to be officers of, Santander and/or its affiliates. The following relationships existed during the 2010 fiscal year or are currently proposed between the Company and its affiliates, on the one hand, and Santander or its affiliates, on the other hand.
In 2009, Sovereign Bank established a derivatives trading program with Santander pursuant to which Santander provides advice with respect to derivative trades, coordinates trades with counterparties, and acts as a counterparty in certain transactions. The term of the agreement and the trades are market. In 2010 114 transactions, in the aggregate amount of $2,733,843,758, were completed in which Santander participated, for which Santander was paid a total fee of $21,044,565. All of the trades were done on market terms.
Sovereign Bank provides U.S. deposit and other cash management services to Santander’s Latin American and European commercial clients. Customer vetting procedures are the same as those that apply to other Sovereign Bank customers. Under a revenue sharing agreement, Santander receives 50% of the net margin on any deposits, which resulted in a fee to Santander for 2010 of $637,236. There were 177 accounts and 111 customers with approximately $143,000,000 in deposits outstanding at December 31, 2010 under this agreement.
In 2008, Sovereign Bank established a program to advise and confirm Santander letters of credit in the United States. The terms of the agreement are market and require all fees to be paid by the customer. In 2010, Sovereign Bank advised seven letters of credit in the aggregate amount of $739,114.
In March 2010, SHUSA issued to Santander 3,000,000 shares of SHUSA common stock for a total price of $750 million.
In December 2010, SHUSA issued to Santander 3,000,000 shares of SHUSA common stock for a total price of $750 million.
SHUSA declared a $750 million dividend to Santander during December 2010.
SHUSA has $1.9 billion of public securities that consists of various senior note obligations, trust preferred security obligations and preferred stock issuances. Santander owns approximately 40% of these securities as of December 31, 2010.
SHUSA has entered into interest rate swap agreements with Santander to hedge interest rate risk on floating rate tranches of its securitizations with a notional value of $8.8 billion.
SHUSA has $1.9 billion of public securities, consisting of various senior note obligations, trust preferred security obligations and preferred stock issuances. Santander owns approximately 40% of these securities as of December 31, 2010.
Santander has provided guarantees on the covenants, agreements and obligations of SCUSA under the governing documents where SCUSA is a party for the securitizations. This includes, but is not limited to, the obligations of SCUSA as servicer and transferor to repurchase certain receivables.
SHUSA has entered into interest rate swap agreements with Santander to hedge interest rate risk on floating rate tranches of its securitizations with a notional value of $8.8 billion.
In 2010, Capital Street Delaware LP, a subsidiary of SHUSA, sold $18.1 million and 25.4  million of past-due retail auto loans and charged-off retail auto loans, respectively, to Servicios de Cobranza, Recuperacion y Seguimeiento, S.A. DE C.V. SHUSA guaranteed the payments of principal and interest on the past-due retail auto loans sold.
In 2010, SHUSA extended a $10 million unsecured loan to Servicios de Cobranza, Recuperacion y Seguimiento, S.A. DE C.V. For 2010, the highest balance outstanding was $10 million and the principal balance as of December 31, 2010 was $10 million. Servicios de Cobranza, Recuperacion y Seguimiento, S.A. DE C.V. did not pay any interest to SHUSA in 2010 in connection with this loan.
In 2010, the Company and its subsidiaries borrowed money and obtained credit from Santander and its affiliates. Each of the transactions was done in the ordinary course of business and on market terms prevailing at the time for comparable transactions with persons not related to Santander and its affiliates, including interest rates and collateral, and did not involve more than the normal risk of collectability or present other unfavorable features. The transactions are as follows:
•	In 2006 Santander extended a $425 million unsecured line of credit to Sovereign Bank for federal funds and Eurodollar borrowings and for the confirmation of standby letters of credit issued by Sovereign Bank. The line was increased to $2.5 billion in 2009. This line of credit can be cancelled by either Sovereign Bank or Santander at any time and can be replaced by Sovereign Bank at any time. For 2010, the highest balance outstanding was $1,972,921,810 and the principal balance as of December 31, 2010 was $1,735,361,677, all of which was for confirmation of standby letters of credit. Sovereign Bank paid $14,119,180 in fees to Santander in 2010 in connection with this line of credit.
•	In 2009 the Company established a $1 billion line of credit with Santander’s New York branch. This line can be cancelled by either the Company or Santander at any time and can be replaced by the Company at any time. For 2010, the highest balance outstanding was $890 million and the balance as of December 31, 2010 was $250 million. The Company paid $557,128 in interest and $1,722,986 in non-use fees to Santander on this line of credit for 2010.

•	In December of 2009 the Company borrowed $250 million from Santander Overseas Bank, Inc. For 2010, the highest outstanding balance on the line was $250 million and the balance as of December 31, 2010 was $0. The Company paid $269,514 in interest to Santander Overseas Bank, Inc. with respect to this line in 2010.
•	In 2009 Santander’s New York Branch provided a $2,055,054 letter of credit on behalf of Sovereign Bank. Sovereign Bank paid Santander $15,755 in fees for the letter of credit in 2010.
•	In March 2010, SHUSA issued to Santander a $750 million subordinated note due March 15, 2020 bearing an interest rate of 5.75% through March 14, 2015 and 6.25% beginning March 15, 2015 and until the Note is repaid. SHUSA paid Santander $23,239,583.33 in interest in 2010.
•	In 2010 Banco Santander S.A. provided a $250 million letter of credit on behalf of Sovereign Bank. Sovereign Bank paid Santander $1,901,042 in fees for the letter of credit in 2010.
•	In 2010 the Company established a $1.5 billion line of credit with Santander’s New York branch. This line can be cancelled by either the Company or Santander at any time and can be replaced by the Company at any time. For 2010, the highest balance outstanding (and the balance as of December 31, 2010) was $0. The Company did not pay any interest to Santander with respect to this line of credit for 2010.
•	In 2010 Sovereign Bank issued a Certificate of Deposit to Banco Santander International, in the amount of $10,000,000 accruing interest at .55%. The Certificate of Deposit was redeemed and was at $0 as of December 31, 2010.
•	SCUSA has established a $1 billion line of credit with Santander’s New York branch for letters of credit. For 2010, the highest balance outstanding under this line was $473.7 million and the balance as of December 31, 2010 was $198.5 million. As of December 31, 2010 the facility commitment was reduced to $500 million. In 2010, SCUSA paid $6,666,457 in interest and fees on this line of credit.
•	SCUSA has established a $100 million revolving line of credit with Santander Benelux, SA, NV (“Benelux”). This line of credit can be cancelled by either SCUSA or Benelux at any time and can be replaced by SCUSA at any time. For all of 2010, the line was fully utilized. In 2010, SCUSA paid Benelux $2,144,103.36 in interest on this line of credit.
•	SCUSA has established a $150 million revolving line of credit with Benelux. This line of credit can be cancelled by either SCUSA or Benelux at any time and can be replaced by SCUSA at any time. The highest balance on the line during 2010 was $150 million. The outstanding balance of the line as of December 31, 2010 was $150 million. In 2010, SCUSA paid Benelux $1,860,143.13 in interest on this line of credit.
•	Santander Consumer Receivables 2 LLC (a subsidiary of SCUSA) has a $3.65 billion line of credit with Santander’s New York branch. This line of credit can be cancelled by either the Santander Consumer Receivables 2 LLC or Santander at any time and can be replaced by Santander Consumer Receivables 2 LLC at any time. The highest outstanding balance of the line in 2010 was $2,930,200,000. As of December 31, 2010, the balance of the line was $2,552,000,000. In 2010, Santander Consumer Receivables 2 LLC paid $30,482,170 in interest on this line of credit.
•	SCUSA is under contract with Sovereign Bank for Sovereign Bank to provide SCUSA consulting services, fair lending consultant support and specialized technology resources for fair lending risk mitigation, with fees paid in 2010 in the amount of $41,653.
•	SCUSA is under contract with Sovereign Bank to service Sovereign Bank’s retail auto loan portfolio. In 2010, Sovereign Bank paid $29.3 million to SCUSA with respect to this agreement.
In 2010, the Company and its affiliates entered into, or were subject to, various service agreements with Santander and its affiliates. Each of the agreements was done in the ordinary course of business and on market terms. The agreements are as follows:
•	NW Services Co., a Santander affiliate doing business as Aquanima, is under contract with Sovereign Bank to provide procurement services, with total fees paid in 2010 in the amount of $2,200,000.
•	Santander, acting through its New York branch, is under contract with Sovereign Bank to provide investment advisory and support for derivative transactions, there were no fees paid in 2010.
•	Geoban, S.A., a Santander affiliate, is under contract with Sovereign Bank to provide administrative services, consulting and professional services, application support and back-office services, including debit card disputes and claims support, and consumer and mortgage loan set-up and review; with total fees paid in 2010 in the amount of $9,823,021.
•	Ingenieria De Software Bancario S.L., a Santander affiliate, is under contract with Sovereign Bank to provide information technology development, support and administration, with total fees paid in 2010 in the amount of $120,919,987.
•	Produban Servicios Informaticos Generales S.L., a Santander affiliate, is under contract with Sovereign Bank to provide professional services, and administration and support of information technology production systems, telecommunications and internal/external applications, with total fees paid in 2010 in the amount of $58,131,584

•	Santander Back-Offices Globales Mayoristas S.A., a Santander affiliate, is under contract with Sovereign Bank to provide administrative services and back-office support for derivative and foreign exchange transactions, with total fees paid in 2010 in the amount of $132,756.
•	Santander Global Facilities (“SGF”), a Santander affiliate, is under contracts with Sovereign Bank pursuant to which: (a) SGF shall provide administration and management of employee benefits and payroll functions for Sovereign Bank and other affiliates; (b) Sovereign Bank shall share in certain employee benefits and payroll processing services provided by third party through sponsorship by SGF; and (c) SGF shall provide property management services to Sovereign Bank; with total fees paid in 2010 in the amount of $9,931,057.
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
All lending relationships between Sovereign Bank and its directors and the entities which they control are subject to Regulation O and are in compliance with Regulation O.(1) In addition, in management’s opinion, all loans to directors and entities affiliated with them (whether or not controlled by them and therefore, subject to Regulation O) were made in the ordinary course of business and on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with similar customers and do not involve more than normal collection risk or present other unfavorable features. SHUSA believes that the aggregate dollar amount of Sovereign Bank’s loans to directors and the entities they control or are otherwise affiliated with represent insignificant percentages of Sovereign Bank’s total loans and equity. Because of the foregoing, we do not believe that public disclosure of director by director and affiliate by affiliate information is material, absent unusual facts and circumstances. SHUSA believes this position is consistent with the disclosure positions of other large financial institutions.
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
Director Independence
As noted elsewhere in this Form 10-K, on January 30, 2009, SHUSA became a wholly-owned subsidiary of Santander as a result of the consummation of the transactions contemplated by the Transaction Agreement. As a result, all of SHUSA’s voting common equity securities are owned by Santander and are no longer listed on the NYSE. However, each of the (i) depositary shares for SHUSA’s Series C non-cumulative preferred stock and (ii) 7.75% Capital Securities (Sovereign Capital Trust V), continue to be listed on the NYSE. In accordance with the NYSE rules, because SHUSA does not have common equity securities but rather only preferred and debt securities listed on the NYSE, the SHUSA Board is not required to have a majority of “independent” directors. Nevertheless, this Item 13 requires SHUSA to identify each director that is “independent” using a definition of independence of a national securities exchange, such as the NYSE’s listing standards (to which SHUSA is not currently subject). Based on the foregoing, although the SHUSA Board has not made a formal determination on the matter, under current NYSE listing standards (to which SHUSA is not currently subject), SHUSA believes that Directors Heard, and Schoellkopf would be independent under such standards.

1	Regulation O deals with loans by federally regulated banks to “Insiders.” For purposes of Regulation O, an “insider” (“Insider”) means an executive officer, director or 10% controlling shareholder of the applicable bank or bank holding company, or an entity controlled by such executive officer, director or controlling shareholder.
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
PRINCIPAL ACCOUNTANT FEES AND SERVICES
Fees of the Independent Auditor
The following tables set forth the aggregate fees billed to the Company, for the fiscal years ended December 31, 2010 by our principal accounting firm Deloitte & Touche LLP.
Fiscal Year Ended December 31, 2010

December 31, 2010
Audit Fees	$4,812,000
Audit-Related Fees	552,900
Tax Fees	86,920
All Other Fees	449,333

Total Fees	$5,901,153

Audit fees in 2010 included fees associated with the annual audit of the financial statements and the audit of internal control over financial reporting of the Company, the reviews of our Quarterly Reports on Form 10-Q, certain accounting consultations, consent to use its report in connection with various documents filed with the SEC, and comfort letters issued to underwriters for securities offerings.
Audit-related fees in 2010 principally included audits of employee benefit plans, audits of separate subsidiary financial statements required by their formation agreements, and attestation reports required under services agreements.
Tax fees in 2010 included tax compliance, tax advice and tax planning.
Other fees in 2010 included assistance with validation of test environments and data accuracy related to the migration process for a pending conversion to a new corporate general ledger application.
The following tables set forth the aggregate fees billed to SHUSA for the fiscal years ended December 31, 2009 by our principal accounting firm Deloitte & Touche LLP.
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
Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by Independent Auditor
During 2010, SHUSA’s Audit Committee pre-approved audit and non-prohibited, non-audit services provided by the independent auditor after its appointment as such. These services may have included audit services, audit-related services, tax services and other services. The Audit Committee adopted a policy for the pre-approval of services provided by the independent auditor. Under the policy, pre-approval was generally provided for up to one year and any pre-approval was detailed as to the particular service or category of services and was subject to a specific budget. In addition, the Audit Committee may also have pre-approved particular services on a case-by-case basis. For each proposed service, the Audit Committee received detailed information sufficient to enable the Audit Committee to pre-approve and evaluate such service. The Audit Committee may have delegated pre-approval authority to one or more of its members. Any pre-approval decisions made under delegated authority must have been communicated to the Audit Committee at or before its then next scheduled meeting. There were no waivers by the Audit Committee of the pre-approval requirement for permissible on-audit services in 2010.

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
(b) Exhibits.

(2.1)
Transaction Agreement, dated as of October 13, 2008, between Santander Holdings USA, Inc. and Banco Santander, S.A. (Incorporated by reference to Exhibit 2.1 to SHUSA’s Current Report on Form 8-K filed October 16, 2008)

(3.1)	Amended and Restated Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to SHUSA’s Current Report on Form 8-K filed January 30, 2009)
(3.2)	Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to SHUSA’s Current Report on Form 8-K filed March 27, 2009)
(3.3)	Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to SHUSA’s Current Report on Form 8-K filed February 5, 2010)
(3.4)	Amended and Restated Bylaws of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.2 to Sovereign’s Current Report on Form 8-K filed January 30, 2009)
(4.1)
Santander Holdings USA, Inc. has certain debt obligations outstanding. None of the instruments evidencing such debt authorizes an amount of securities in excess of 10% of the total assets of Santander Holdings USA, Inc. and its subsidiaries on a consolidated basis; therefore, copies of such instruments are not included as exhibits to this Annual Report on Form 10-K. Santander Holdings USA, Inc. agrees to furnish copies to the SEC on request

(4.2)
Fiscal Agency Agreement dated December 22, 2008 between Sovereign Bank and The Bank of New York Mellon Trust Company, N.A., as fiscal agent (Incorporated by reference to Exhibit 4.1 to SHUSA’s Current Report on Form 8-K filed December 22, 2008)

(4.3)
Fiscal Agency Agreement dated December 22, 2008 between Santander Holdings USA, Inc. and The Bank of New York Mellon Trust Company, N.A., as fiscal agent (Incorporated by reference to Exhibit 4.2 to SHUSA’s Current Report on Form 8-K filed December 22, 2008)

(10.1)
Commercial Paper Dealer Agreement between Santander Holdings USA, Inc. and Santander Investment Securities Inc., dated as of July 15, 2010 (Incorporated by reference to Exhibit 10.1.1 to SHUSA’s Current Report on Form 8-K filed July 21, 2010)

(16.1)	Letter from Ernst & Young LLP, dated March 27, 2009 (Incorporated by reference to Exhibit 16.1 to SHUSA’s Current Report on Form 8-K filed March 27, 2009)
(16.2)	Letter from Ernst & Young, dated April 9, 2009 (Incorporated by reference to Exhibit 16.1 to SHUSA’s Current Report on Form 8-K filed April 9, 2009)
(21)	Subsidiaries of Registrant
(23.1)	Consent of Ernst & Young LLP
(23.2)	Consent of Deloitte & Touche LLP
(31.1)	Chief Executive Officer certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
(31.2)	Chief Financial Officer certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
(32.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANTANDER HOLDINGS USA, INC. (Registrant)
By:	/s/ Jorge Morán
	Name:	Jorge Morán
	Title:	President, Chief Executive Officer
March 10, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jorge Morán	President	March 10, 2011
Jorge Morán	Chief Executive Officer
(Principal Executive Officer)

/s/ Guillermo Sabater	Senior Executive Vice President	March 10, 2011
Guillermo Sabater	Chief Financial Officer
Chief Administration Officer
(Principal Financial Officer)

/s/ Gabriel Jaramillo	Chairman of the Board	March 10, 2011
Gabriel Jaramillo

/s/ Gonzalo de Las Heras	Director	March 10, 2011
Gonzalo de Las Heras

/s/ John Hamill	Director	March 10, 2011
John Hamill

/s/ Marian L. Heard	Director	March 10, 2011
Marian L. Heard

/s/ Nuno Matos	Senior Executive Vice President	March 10, 2011
Nuno Matos	Managing Director of Retail Banking

/s/ Alberto Sánchez	Director	March 10, 2011
Alberto Sánchez

/s/ Wolfgang Schoellkopf	Director	March 10, 2011
Wolfgang Schoellkopf

/s/ Kirk Walters	Senior Executive Vice President	March 10, 2011
Kirk Walters	Managing Director of
Specialized Businesses and Treasury

/s/ Juan Andres Yanes	Director	March 10, 2011
Juan Andres Yanes