Form 10-K/A
period 2010-12-31
Santander Holdings USA, Inc.
filed 2011-03-14
CIK 811830

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

EXPLANATORY NOTE
     This Amendment No. 1 to the Annual Report on Form 10-K/A (this “Amendment No. 1”) of Santander Holdings USA, Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, which was filed with the U.S. Securities and Exchange Commission on March 10, 2011 (the “Original Filing”). The Company is filing this Amendment No. 1 solely to file, as Exhibit 3.4 to this Amendment No. 1, a further amendment and restatement of the Company’s Amended and Restated Bylaws, which were filed as Exhibit 3.4 to the Original Filing. On January 20, 2010, the sole shareholder of the Company, acting by written consent, amended the Amended and Restated Bylaws of the Company to increase the number of directors on the Company’s board of directors from nine (9) to ten (10).
     In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 1. Except as described above, no other amendments are being made to the Original Filing. This Amendment No. 1 does not reflect events after the filing of the Original Filing or modify or update any disclosures that may have been affected by subsequent events. Pursuant to Rule 12b-15 promulgated under the Exchange Act, the complete text of Part IV, Item 15, as amended, is set forth in this Amendment No. 1.

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

(3.1)	Amended and Restated Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to SHUSA’s Current Report on Form 8-K filed January 30, 2009)
(3.2)	Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to SHUSA’s Current Report on Form 8-K filed March 27, 2009)
(3.3)	Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to SHUSA’s Current Report on Form 8-K filed February 5, 2010)
(3.4)	Amended and Restated Bylaws of Santander Holdings USA, Inc., as amended and restated on January 20, 2010
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

(16.1)	Letter from Ernst & Young LLP, dated March 27, 2009 (Incorporated by reference to Exhibit 16.1 to SHUSA’s Current Report on Form 8-K filed March 27, 2009)
(16.2)	Letter from Ernst & Young, dated April 9, 2009 (Incorporated by reference to Exhibit 16.1 to SHUSA’s Current Report on Form 8-K filed April 9, 2009)
*(21)	Subsidiaries of Registrant
*(23.1)	Consent of Ernst & Young LLP
*(23.2)	Consent of Deloitte & Touche LLP
(31.1)	Chief Executive Officer certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
(31.2)	Chief Financial Officer certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act
(32.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed with the registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 10, 2011

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANTANDER HOLDINGS USA, INC. (Registrant)
By:	/s/ Jorge Morán
	Name:	Jorge Morán
	Title:	President, Chief Executive Officer
March 14, 2011
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jorge Morán Jorge Morán	President Chief Executive Officer (Principal Executive Officer)	March 14, 2011

/s/ Guillermo Sabater Guillermo Sabater	Senior Executive Vice President Chief Financial Officer	March 14, 2011
Chief Administration Officer
(Principal Financial Officer)

3