Form 10-Q
period 2011-03-31
Santander Holdings USA, Inc.
filed 2011-05-12
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐. No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2011

Common Stock (no par value)	517,107,043 shares

FORWARD LOOKING STATEMENTS
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by or on behalf of Santander Holdings USA, Inc. (“SHUSA” or the “Company”). SHUSA may from time to time make forward-looking statements in SHUSA’s filings with the Securities and Exchange Commission (the “SEC” or the “Commission”) (including this Quarterly Report on Form 10-Q and the Exhibits hereto), in its reports to shareholders (including its Annual Report on Form 10-K for the fiscal year ended December 31, 2010) and in other communications by SHUSA, which are made in good faith by SHUSA, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Some of the statements made by SHUSA, including any statements preceded by, followed by or which include the words “may,” “could,” “should,” “pro forma,” “looking forward,” “will,” “would,” “believe,” “expect,” “hope,” “anticipate,” “estimate,” “intend,” “plan,” “strive,” “hopefully,” “try,” “assume” or similar expressions constitute forward-looking statements.
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

•
the impact of the “Dodd-Frank Wall Street Reform and Consumer Protection Act” enacted in July 2010, which is a significant development for the banking industry, and the reach of which will be unknown until the rulemaking processes mandated by the legislation are complete (although the impact will involve higher compliance costs and certain elements, such as the debit interchange legislation, are likely to negatively affect our revenue and earnings);

FORWARD LOOKING STATEMENTS
(continued)
•
additional legislation and regulations may be enacted or promulgated in the future, and we are unable to predict the form such legislation or regulation may take or to the degree which we need to modify our businesses or operations to comply with such legislation or regulation;

•
the cost and other effects of the consent order issued by the Office of Thrift Supervision to Sovereign Bank requiring the Bank to take certain steps to improve its mortgage servicing and foreclosures practices, as is further described in Item 2;

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

PART 1 — FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited at March 31, 2011, audited at December 31, 2010)

	March 31,	December 31,
	2011	2010
	(in thousands)
ASSETS
Cash and amounts due from depository institutions	$3,289,957	$1,705,895
Investment securities:
Available-for-sale	13,393,767	13,371,848
Other investments	583,630	614,241
Loans held for investment	66,463,415	65,017,884
Allowance for loan losses	(2,207,347)	(2,197,450)

Net loans held for investment	64,256,068	62,820,434

Loans held for sale	100,706	150,063
Premises and equipment, net	618,476	595,951
Accrued interest receivable	376,910	406,617
Goodwill	4,124,351	4,124,351
Core deposit intangibles and other intangibles, net of accumulated amortization of $1,011,471 and $997,671 at March 31, 2011 and December 31, 2010, respectively	175,140	188,940
Bank owned life insurance	1,530,074	1,519,462
Other assets	4,038,954	4,154,013

TOTAL ASSETS	$92,488,033	$89,651,815

LIABILITIES
Deposits and other customer accounts	$46,995,157	$42,673,293
Borrowings and other debt obligations	31,523,489	33,630,117
Advance payments by borrowers for taxes and insurance	165,235	104,125
Other liabilities	2,246,068	1,983,610

TOTAL LIABILITIES	80,929,949	78,391,145

STOCKHOLDER’S EQUITY
Preferred stock; no par value; $25,000 liquidation preference; 7,500,000 shares authorized; 8,000 shares outstanding at March 31, 2011 and at December 31, 2010	195,445	195,445
Common stock; no par value; 800,000,000 shares authorized; 517,107,043 shares issued at March 31, 2011 and at December 31, 2010	11,117,794	11,117,328
Warrants and employee stock options issued	285,435	285,435
Accumulated other comprehensive loss	(229,606)	(234,190)
Retained earnings/(deficit)	163,870	(128,984)

TOTAL SHUSA STOCKHOLDER’S EQUITY	11,532,938	11,235,034

Noncontrolling interest	25,146	25,636

TOTAL STOCKHOLDER’S EQUITY	11,558,084	11,260,670

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$92,488,033	$89,651,815

See accompanying notes to unaudited consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Month Period
	Ended March 31,
	2011	2010
	(in thousands)
INTEREST INCOME:
Interest on loans	$1,203,410	$1,011,225
Interest-earning deposits	1,140	356
Investment securities:
Available-for-sale	114,996	114,227
Other investments	77	453

TOTAL INTEREST INCOME	1,319,623	1,126,261

INTEREST EXPENSE:
Deposits and customer accounts	58,282	68,292
Borrowings and other debt obligations	278,914	300,211

TOTAL INTEREST EXPENSE	337,196	368,503

NET INTEREST INCOME	982,427	757,758
Provision for credit losses	307,772	412,707

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	674,655	345,051

NON-INTEREST INCOME:
Consumer banking fees	172,877	91,635
Commercial banking fees	44,622	45,623
Mortgage banking income	9,594	19,673
Capital markets revenue	6,382	4,375
Bank owned life insurance	13,873	13,545
Miscellaneous income	2,968	1,409

TOTAL FEES AND OTHER INCOME	250,316	176,260

Gains on the sale of investment securities	61,862	26,327

Net gain on investment securities recognized in earnings	61,862	26,327

TOTAL NON-INTEREST INCOME	312,178	202,587

GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	198,148	166,171
Occupancy and equipment expenses	83,538	79,478
Technology expense	30,504	25,976
Outside services	36,287	27,174
Marketing expense	9,297	6,802
Other administrative expenses	95,026	57,314

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	452,800	362,915

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(continued)

	Three-Month Period
	Ended March 31,
	2011	2010
	(in thousands)
OTHER EXPENSES:
Amortization of intangibles	$13,800	$16,773
Deposit insurance premiums and other costs	23,590	23,842
Equity method investments	2,784	8,150
Loss on debt extinguishment	82	1,117

TOTAL OTHER EXPENSES	40,256	49,882

INCOME BEFORE INCOME TAXES	493,777	134,841
Income tax provision	176,714	41,680

NET INCOME	$317,063	$93,161

Less:
Net income attributable to noncontrolling interest	20,559	5,643

Net income attributable to SHUSA	$296,504	$87,518

See accompanying notes to unaudited consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY
FOR THE THREE-MONTH PERIOD ENDED MARCH 31, 2011
(Unaudited)
(in thousands)

						Accumulated		Total
	Common			Warrants		Other	Retained	Stock-
	Shares	Preferred	Common	& Stock	Noncontrolling	Comprehensive	Earnings	Holder’s
	Outstanding	Stock	Stock	Options	Interest	Loss	(Deficit)	Equity
Balance, December 31, 2010	517,107	$195,445	$11,117,328	$285,435	$25,636	$(234,190)	$(128,984)	$11,260,670
Comprehensive income:
Net income	—	—	—	—	20,559	—	296,504	317,063
Change in unrealized gain/loss, net of tax:
Investment securities available-for-sale	—	—	—	—	—	(18,844)	—	(18,844)
Pension liabilities	—	—	—	—	—	396	—	396
Cash flow hedges	—	—	—	—	—	23,032	—	23,032

Total comprehensive income								321,647

Stock issued in connection with employee benefit and incentive compensation plans	—	—	466	—	—	—	—	466
Dividends to noncontrolling interest	—	—	—	—	(21,049)	—	—	(21,049)
Dividends on preferred stock	—	—	—	—	—	—	(3,650)	(3,650)

Balance, March 31, 2011	517,107	$195,445	$11,117,794	$285,435	$25,146	$(229,606)	$163,870	$11,558,084

See accompanying notes to unaudited consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three-Month Period
	Ended March 31,
	2011	2010
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$317,063	$93,161
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Provision for credit losses	307,772	412,707
Depreciation and amortization	105,025	54,377
Net amortization/accretion of investment securities and loan premiums and discounts	(42,530)	(43,602)
Net gain on sale of loans	(5,702)	(8,251)
Net gain on investment securities	(61,862)	(26,327)
Loss on debt extinguishments	82	1,117
Net loss on real estate owned and premises and equipment	3,449	3,261
Stock-based compensation	245	641
Origination and purchases of loans held for sale, net of repayments	(281,124)	(203,843)
Proceeds from sales of loans held for sale	335,784	253,558
Net change in: Accrued interest receivable	29,707	(2,420)
Other assets and bank owned life insurance	269,987	(59,154)
Other liabilities	31,466	432,766

Net cash provided by operating activities	$1,009,362	$907,991

CASH FLOWS FROM INVESTING ACTIVITIES:
Adjustments to reconcile net cash (used in)/provided by investing activities:
Proceeds from sales of available-for-sale investment securities	$1,917,691	$1,186,008
Proceeds from repayments and maturities of available-for-sale investment securities	1,508,436	1,340,809
Purchases of available-for-sale investment securities	(3,030,850)	(3,156,240)
Net change in other investments	30,611	22,242
Net change in restricted cash	33,181	—
Purchase of loans held for investment	(1,934,670)	(1,963,602)
Net change in loans other than purchases and sales	(160,351)	1,476,650
Proceeds from sales of premises and equipment	3,020	1,121
Purchases of premises and equipment	(42,345)	(33,871)
Proceeds from sales of real estate owned	16,673	12,915

Net cash used in investing activities	$(1,658,604)	$(1,113,968)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three-Month Period
	Ended March 31,
	2011	2010
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Adjustments to reconcile net cash provided by/(used in) financing activities:
Net increase/(decrease) in deposits and other customer accounts	$4,321,864	$(2,286,747)
Net increase/(decrease) in borrowings	(1,315,461)	633,320
Net proceeds from senior notes, subordinated notes and credit facility	4,280,311	2,148,089
Repayments of borrowings and other debt obligations	(5,076,870)	(2,070,884)
Net increase in advance payments by borrowers for taxes and insurance	61,110	45,383
Cash dividends paid to preferred stockholders	(3,650)	(3,650)
Cash dividends paid to noncontrolling interest	(34,000)	—
Proceeds from the issuance of common stock, net of transaction costs	—	750,000

Net cash provided by/(used in) financing activities	$2,233,304	$(784,489)

Net change in cash and cash equivalents	$1,584,062	$(990,466)
Cash and cash equivalents at beginning of period	1,705,895	2,323,290

Cash and cash equivalents at end of period	$3,289,957	$1,332,824

	Three-Month Period
	Ended March 31,
	2011	2010
	(in thousands)
Supplemental Disclosures:
Net income taxes paid	$106,614	$(36,039)
Interest paid	$339,421	$370,595

	Three-Month Period
	Ended March 31,
	2011	2010
	(in thousands)
Non Cash Transactions:
Foreclosed real estate	$20,502	$26,897
Other repossessed assets	$436,424	$374,276
Receipt of available for sale mortgage backed securities in exchange for mortgage loans held for investment	$399,208	$291,997
Consolidation of commercial mortgage backed securitization portfolio	$—	$(860,486)
Dividends declared	$21,049	$—
See accompanying notes to unaudited consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(1) BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements of Santander Holdings USA, Inc. and Subsidiaries (“SHUSA” or the “Company”) include the accounts of Santander Holdings USA, Inc. and its subsidiaries, including the following subsidiaries: Sovereign Bank (the “Bank”), Santander Consumer USA, Inc (“SCUSA”), Independence Community Bank Corp. (“Independence”), and Sovereign Delaware Investment Corporation. All intercompany balances and transactions have been eliminated in consolidation. SHUSA is a wholly owned subsidiary of Banco Santander SA (“Santander”). Santander is a retail and commercial bank, based in Spain, with a presence in ten main markets throughout the world. At the end of 2010, Santander was the largest bank in the euro zone and 10th in the world by market capitalization. Founded in 1857, Santander had over 95 million customers, 14,082 branches — more than any other international bank — and approximately 179,000 employees, at December 2010. It is the largest financial group in Spain and Latin America. Furthermore, it has relevant positions in the United Kingdom, Portugal, Poland, the Northeast U.S. and, through its Santander Consumer Finance arm, in Germany.
In July 2009, Santander contributed SCUSA, a majority owned subsidiary to SHUSA. As Santander controls both SHUSA and SCUSA, the transaction was reflected as if it had actually occurred on January 1, 2009. Since Santander acquired SHUSA on January 31, 2009, this is the earliest period both entities were under common control.
These consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, in the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the consolidated balance sheets, statements of operations, statement of stockholder’s equity and statements of cash flows for the periods indicated, and contain adequate disclosure to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s latest annual report on Form 10-K.
The preparation of these consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for any interim periods are not necessarily indicative of the results which may be expected for the entire year.
There have been no significant changes to the Company’s accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010. See Note 13 for a discussion of recent accounting developments during the first quarter of 2011.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(2) INVESTMENT SECURITIES
The following tables present the composition and fair value of investment securities available-for-sale at the dates indicated:

	March 31, 2011
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
U.S. Treasury and government agency securities	$12,998	$1	$—	$12,999
Debentures of FHLB, FNMA, and FHLMC	19,340	660	—	20,000
Corporate debt securities	2,004,451	43,770	9,878	2,038,343
Asset-backed securities	3,202,758	38,289	13,525	3,227,522
State and municipal securities	1,923,539	3,652	114,299	1,812,892
Mortgage-backed securities:
U.S. government agencies	821,017	97	8,932	812,182
FHLMC and FNMA debt securities	4,102,067	21,017	26,284	4,096,800
Non-agency securities	1,475,096	5,503	107,570	1,373,029

Total investment securities available-for-sale	$13,561,266	$112,989	$280,488	$13,393,767

	December 31, 2010
	Amortized	Unrealized	Unrealized	Fair
	Cost	Appreciation	Depreciation	Value
Investment Securities:
U.S. Treasury and government agency securities	$12,997	$—	$—	$12,997
Debentures of FHLB, FNMA, and FHLMC	24,291	708	—	24,999
Corporate debt securities	2,148,919	66,924	13,056	2,202,787
Asset-backed securities	3,097,959	37,849	11,205	3,124,603
State and municipal securities	2,000,974	1,609	120,303	1,882,280
Mortgage-backed securities:
U.S. government agencies	364,331	75	10	364,396
FHLMC and FNMA debt securities	4,254,734	51,473	7,204	4,299,003
Non-agency securities	1,607,514	260	146,991	1,460,783

Total investment securities available-for-sale	$13,511,719	$158,898	$298,769	$13,371,848

Investment securities available-for-sale with an estimated fair value of $4.1 billion and $5.7 billion were pledged as collateral for borrowings, standby letters of credit, interest rate agreements and certain public deposits at March 31, 2011 and December 31, 2010, respectively.
The following tables disclose the aggregate amount of unrealized losses as of March 31, 2011 and December 31, 2010 on securities in SHUSA’s investment portfolio classified according to the amount of time that those securities have been in a continuous loss position:

	At March 31, 2011
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities:
Corporate debt securities	$497,080	$(5,492)	$107,547	$(4,386)	$604,627	$(9,878)
Asset-backed securities	614,080	(6,454)	167,433	(7,071)	781,513	(13,525)
State and municipal securities	1,281,292	(76,853)	243,927	(37,446)	1,525,219	(114,299)
Mortgage-backed securities:
U.S. government agencies	806,124	(8,932)	—	—	806,124	(8,932)
FHLMC and FNMA debt securities	2,526,581	(25,994)	23,365	(290)	2,549,946	(26,284)
Non-agency securities	29,766	(1,262)	1,084,917	(106,308)	1,114,683	(107,570)

Total investment securities available-for-sale	$5,754,923	$(124,987)	$1,627,189	$(155,501)	$7,382,112	$(280,488)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(2) INVESTMENT SECURITIES (continued)

	At December 31, 2010
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities:
Corporate debt securities	$535,892	$(12,356)	$9,426	$(700)	$545,318	$(13,056)
Asset-backed securities	660,683	(4,498)	96,005	(6,707)	756,688	(11,205)
State and municipal securities	1,420,899	(83,641)	245,067	(36,662)	1,665,966	(120,303)
Mortgage-backed securities:
U.S. government agencies	5,380	(10)	—	—	5,380	(10)
FHLMC and FNMA debt securities	947,311	(7,078)	13,537	(126)	960,848	(7,204)
Non-agency securities	62,744	(3,879)	1,358,715	(143,112)	1,421,459	(146,991)

Total investment securities available-for-sale	$3,632,909	$(111,462)	$1,722,750	$(187,307)	$5,355,659	$(298,769)

As of March 31, 2011, management has concluded that the unrealized losses above on its investment securities (which totaled 241 individual securities) are temporary in nature since they are not related to the underlying credit quality of the issuers, the principal and interest on these securities are from investment grade issuers, the Company does not intend to sell these investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.
The unrealized losses on the Company’s state and municipal bond portfolio were $114.3 million at March 31, 2011 compared to $120.3 million at December 31, 2010. This portfolio consists of 100% general obligation bonds of states, cities, counties and school districts. The portfolio has a weighted average underlying credit risk rating of AA-. These bonds are insured with various companies and as such, carry additional credit protection. The Company has determined that the unrealized losses on the portfolio are due to an increase in credit spreads since acquisition, principally for obligors in certain geographic locations.
The unrealized losses on the non-agency securities portfolio were $107.6 million at March 31, 2011 compared with $147.0 million at December 31, 2010. Other than what is described in the following paragraph, this portfolio consists primarily of highly rated non-agency mortgage-backed securities from a diverse group of issuers in the private-label market. The Company has determined that the unrealized losses on the portfolio are due to an increase in credit spreads since acquisition and liquidity issues in the marketplace. The Company has concluded these unrealized losses are temporary in nature on the majority of this portfolio since we believe based on modeled projections, that there is sufficient credit subordination associated with these securities.
Proceeds from sales of investment securities and the realized gross gains and losses from those sales are as follows (in thousands):

	Three-Month Period
	Ended March 31,
	2011	2010

Proceeds from sales	$1,917,691	$1,186,008

Gross realized gains	$61,997	$26,917
Gross realized losses	(130)	(594)

Net realized (losses)/gains	$61,867	$26,323

Not included in the 2011 amounts above were losses of $7 thousand and gains of $2 thousand. Not included in the 2010 amounts above were gains of $4 thousand. All amounts are unrelated to the Treasury investment activity.
At March 31, 2011 and December 31, 2010, SHUSA had fourteen investments in certain non-agency mortgage backed securities with ending book values of $826.1 million and $874.3 million, respectively, for which the Company does not expect to collect all of its scheduled principal. Cumulative credit losses for these securities recognized in earnings were $210.9 million at March 31, 2011 and December 31, 2010.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(2) INVESTMENT SECURITIES (continued)
The following table displays changes in credit losses for debt securities recognized in earnings for the three months ended March 31, 2011, and expected to be recognized in earnings over the remaining life of the securities.

	Three Months	Three Months
	Ending	Ending
	March 31, 2011	March 31, 2010
Beginning balance at December 31, 2010 and December 31, 2009	$140,156	$206,155
Additions for amount related to credit loss for which an other-than-temporary-impairment was not previously recognized	—	—
Reductions for securities sold during the period	—	—
Reductions for increases in cash flows expected to be collected and recognized over the remaining life of security (1)	(6,187)	(24,143)
Additional increases to credit losses for previously recognized other-than-temporary-impairment charges when there is no intent to sell the security	—	—

Ending balance at March 31, 2011 and March 31, 2010	$133,969	$182,012

(1)
For the three-month period ended March 31, 2011, SHUSA accreted into interest income $3.9 million of the expected increase in cash flow on certain non-agency securities. SHUSA expects to recognize an additional $63.4 million of cash flow on the non-agency securities over their remaining lives.

The fourteen bonds that SHUSA has recorded other-than-temporary impairments on have a weighted average S&P credit rating of CC at March 31, 2011 and CCC at December 31, 2010. Each of these securities contains various levels of credit subordination. The underlying mortgage loans that comprise these investment securities were primarily originated in the years 2005 through 2007. Approximately 36.2% of these loans were jumbo loans, and approximately 70.3% of the collateral backing these securities were limited documentation loans. A summary of the key assumptions utilized to forecast future expected cash flows on the securities determined to have other-than-temporary-impairment were as follows at March 31, 2011 and December 31, 2010.

	March 31, 2011	December 31, 2010
Loss severity	53.21%	49.21%
Expected cumulative loss percentage	23.97%	22.99%
Cumulative loss percentage to date	5.20%	4.72%
Weighted average FICO	710	711
Weighted average LTV	68.5%	68.4%
Contractual maturities of SHUSA’s investment securities available for sale at March 31, 2011 are as follows (in thousands):

	Amortized	Fair
	Cost	Value
Due within one year	$148,531	$150,871
Due after 1 within 5 years	3,581,895	3,629,311
Due after 5 within 10 years	1,331,688	1,340,602
Due after 10 years/ no maturity	8,499,152	8,272,983

Total	$13,561,266	$13,393,767

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
(Dollars in thousands)
(Unaudited)
(3) LOANS
The following table presents the composition of the loans held for investment portfolio by type of loan and by fixed and adjustable rates at the dates indicated:

	March 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Commercial real estate loans	$10,999,003	16.6%	$11,311,167	17.4%
Commercial and industrial loans	10,119,115	15.2	9,931,143	15.3
Multi-family loans	6,908,979	10.4	6,746,558	10.4
Other	1,125,679	1.7	1,170,044	1.8

Total commercial loans held for investment	29,152,776	43.9	29,158,912	44.9

Residential mortgages	11,520,161	17.3	11,029,650	17.0
Home equity loans and lines of credit	6,938,772	10.5	7,005,539	10.7

Total consumer loans secured by real estate	18,458,933	27.8	18,035,189	27.7

Auto loans	16,345,942	24.5	16,714,124	25.7
Other	2,505,764	3.8	1,109,659	1.7

Total consumer loans held for investment	37,310,639	56.1	35,858,972	55.1

Total loans held for investment (1)	$66,463,415	100.0%	$65,017,884	100.0%

Total loans held for investment with:
Fixed rate	$42,649,849	64.2%	$41,405,419	63.7%
Variable rate	23,813,566	35.8	23,612,465	36.3

Total loans held for investment (1)	$66,463,415	100.0%	$65,017,884	100.0%

(1)
Total loans held for investment includes deferred loan origination costs, net of deferred loan fees and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net decrease in loan balances of $784.6 million and $920.7 million at March 31, 2011 and December 31, 2010, respectively. The reason for the variance was due primarily to loans acquired by Sovereign Bank during the first quarter of 2011. Loans pledged as collateral for borrowings totaled $49.5 billion at March 31, 2011 and $47.7 billion at December 31, 2010.

On January 5, 2011, Sovereign Bank purchased $1.7 billion of marine and recreational vehicle loans.
The entire loans held for sale portfolio at March 31, 2011 and December 31, 2010 consists of fixed rate residential mortgages. The balance at March 31, 2011 was $100.7 million compared to $150.1 million at December 31, 2010.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(3) LOANS (continued)
The following tables present the activity in the allowance for credit losses for the periods indicated and the composition of non-performing assets at the dates indicated:

	Three-Month Period
	Ended March 31,
	2011	2010
Allowance for loan losses, beginning of period	$2,197,450	$1,818,224
Allowance established in connection with reconsolidation of previously unconsolidated securitized assets	—	25,644
Charge-offs:
Commercial	112,339	174,604
Consumer	218,045	258,373

Total Charge-offs	330,384	432,977

Recoveries:
Commercial	6,900	9,880
Consumer	76,834	79,393

Total Recoveries	83,734	89,273

Charge-offs, net of recoveries	246,650	343,704
Provision for loan losses (1)	256,547	432,196

Allowance for loan losses, end of period	2,207,347	1,932,360

Reserve for unfunded lending commitments, beginning of period	300,621	259,140
Provision for unfunded lending commitments (1)	51,225	(19,489)
Reserve for unfunded lending commitments, end of period	351,846	239,651

Total allowance for credit losses, end of period	$2,559,193	$2,172,011

(1)	SHUSA defines the provision for credit losses on the consolidated statement of operations is the sum of the total provision for loan losses and provision for unfunded lending commitments.

	March 31,	December 31,
	2011	2010
Non-accrual loans:
Consumer:
Residential mortgages	$578,850	$602,027
Home equity loans and lines of credit	121,806	125,310
Auto loans and other consumer loans	399,958	592,650

Total consumer loans	1,100,614	1,319,987
Commercial	461,357	528,333
Commercial real estate	569,165	653,221
Multi-family	199,668	224,728

Total commercial loans	1,230,190	1,406,282

Total non-performing loans	2,330,804	2,726,269

Other real estate owned	153,799	143,149
Other repossessed assets	58,216	79,854

Total other real estate owned and other repossessed assets	212,015	223,003

Total non-performing assets	$2,542,819	$2,949,272

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(3) LOANS (continued)
Impaired loans are generally defined as all Troubled Debt Restructurings (“TDRs”) plus commercial non-accrual loans in excess of $1 million and residential mortgage loans with specific reserves. Impaired and past due loans are summarized as follows:

	March 31,	December 31,
	2011	2010
Impaired loans with a related allowance	$1,733,365	$1,836,993
Impaired loans without a related allowance	235,611	299,501

Total impaired loans	$1,968,976	$2,136,494

Allowance for impaired loans	$415,254	$417,873

Total loans past due 90 days as to interest or principal and accruing interest	$—	$169

SHUSA, through its SCUSA subsidiary, acquires certain auto loans at a substantial discount from par from manufacturer-franchised dealers or other companies engaged in non-prime lending activities. Part of this discount is attributable to the expectation that not all contractual cash flows will be received from the borrowers. These loans are accounted for under the Receivable topic of the FASB Accounting Standards Codification (Section 310-30) “Loans and Debt Securities Acquired with Deteriorated Credit Quality”. The excess of cash flows expected over the estimated fair value at acquisition is referred to as the accretable yield and is recognized in interest income over the remaining life of the loans using the constant effective yield method. The difference between contractually required payments and the undiscounted cash flows expected to be collected at acquisition is referred to as the nonaccretable difference.
Changes in the actual or expected cash flows of purchased impaired loans from the date of acquisition will either impact the accretable yield or result in an impairment charge to the provision for credit losses in the period in which the changes are deemed probable. Subsequent decreases to the net present value of expected cash flows will generally result in an impairment charge to the provision for credit losses, resulting in an increase to the ALLL, and a reclassification from accretable yield to nonaccretable difference. Subsequent increases in the net present value of cash flows will result in a recovery of any previously recorded ALLL, to the extent applicable, and a reclassification from nonaccretable difference to accretable yield, which is recognized prospectively over the remaining lives of the loans. Prepayments are treated as a reduction of cash flows expected to be collected and a reduction of projections of contractual cash flows such that the nonaccretable difference is not affected. Thus, for decreases in cash flows expected to be collected resulting from prepayments, the effect will be to reduce the yield prospectively.
A rollforward of the nonaccretable and accretable yield on loans accounted for under Section 310-30 is shown below (in thousands) for the quarters ended March 31, 2011 and March 31, 2010:

	Contractual	Nonaccretable	Accretable	Carrying
	Receivable Amount	Yield	(Yield)/Premium	Amount
Balance at January 1, 2011	$9,147,004	$(966,463)	$210,459	$8,391,000
Customer repayments	(958,654)	—	—	(958,654)
Charge-offs	(177,211)	100,452	—	(76,759)
Accretion of loan discount	—	—	(44,322)	(44,322)
Transfers between nonaccretable and accretable yield	—	29,750	(29,750)	—
Settlement adjustments	9,725	666	(262)	10,129

Balance at March 31, 2011	$8,020,864	$(835,595)	$136,125	$7,321,394

(1)	Carrying amount includes principal and accrued interest.

	Contractual	Nonaccretable	Accretable	Carrying
	Receivable Amount	Yield	Yield/Premium	Amount
Balance at January 1, 2010	$2,042,594	$(225,949)	$(35,207)	$1,781,438
Additions (Loans acquired during the period)	1,028,294	(122,481)	—	905,813
Customer repayments	(240,732)	—	—	(240,732)
Charge-offs	(32,462)	32,462	—	—
Accretion of loan discount	—	—	3,446	3,446

Balance at March 31, 2010	$2,797,694	$(315,968)	$(31,761)	$2,449,965

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(3) LOANS (continued)
GAAP requires that entities disclose information about the credit quality of its financing receivables at disaggregated levels, specifically defined as “portfolio segments” and “classes” based on management’s systematic methodology for determining its allowance for credit losses. As such, compared to the financial statement categorization of loans, SHUSA utilizes an alternate categorization for purposes of modeling and calculating the allowance for credit losses and for tracking the credit quality, delinquency and impairment status of the underlying commercial and consumer loan populations.
In disaggregating its financing receivables portfolio, SHUSA’s methodology starts with the commercial and consumer segments. The commercial segmentation reflects line of business distinctions. “Corporate banking” includes the majority of C&I loans as well as related owner-occupied real estate. “Middle market commercial real estate” represents the portfolio of specialized lending for investment real estate. “Continuing care retirement communities” is the portfolio of financing for continuing care retirement communities. “Santander real estate capital” is the real estate portfolio of the specialized lending group in Brooklyn, NY. “Remaining commercial” represents principally the commercial equipment and vehicle funding business.
The consumer segmentation reflects product structure with minor variations from the financial statement categories. “Home mortgages” is generally residential mortgages, “Self-originated home equity” excludes purchased home equity portfolios, and “Indirect auto” excludes self-originated direct auto loans. “Indirect purchased” represents an acquired portfolio of marine and recreational vehicle contracts. Direct auto loans and purchased home equity loans make up the majority of balances in “Remaining consumer”.
The activity in the allowance for loan losses for the period ended March 31, 2011 was as follows (in thousands):

	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Allowance for loan losses, beginning of period	$905,786	$1,275,982	$15,682	$2,197,450
Provision for loan losses	79,642	167,136	9,769	256,547
Charge-offs	(112,339)	(218,045)	—	(330,384)
Recoveries	6,900	76,834	—	83,734

Charge-offs, net of recoveries	(105,439)	(141,211)	—	(246,650)

Allowance for loan losses, end of period	$879,989	$1,301,907	$25,451	$2,207,347

Ending balance, individually evaluated for impairment	$274,295	$140,959	$—	$415,254
Ending balance, collectively evaluated for impairment	605,694	1,023,348	25,451	1,654,493
Purchased impaired loans	—	137,600	—	137,600

Financing receivables:
Ending balance	$29,152,776	$37,411,345	$—	$66,564,121
Ending balance, evaluated at fair value	—	100,706	—	100,706
Ending balance, individually evaluated for impairment	1,027,017	941,959	—	1,968,976
Ending balance, collectively evaluated for impairment	28,125,759	29,113,454	—	57,239,213
Purchased impaired loans	—	7,255,226	—	7,255,226

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(3) LOANS (continued)
Non-accrual loans disaggregated by class of financing receivables are summarized as follows (in thousands):

	March 31,	December 31,
	2011	2010
Non-accrual loans:
Consumer:
Home mortgages	$578,850	$602,027
Self-originated home equity	66,599	63,686
Indirect auto	374,772	563,002
Indirect purchased	19,303	—
Remaining consumer	61,090	91,272

Total consumer loans	1,100,614	1,319,987
Commercial:
Corporate banking	588,495	653,943
Middle market commercial real estate	321,645	379,898
Continuing care retirement communities	108,409	126,704
Santander real estate capital	175,895	203,802
Remaining commercial	35,746	41,935

Total commercial loans	1,230,190	1,406,282

Total non-performing loans	$2,330,804	$2,726,269

Delinquencies disaggregated by class of financing receivables are summarized as follows (in thousands) as of March 31, 2011:

		60-89					Recorded
	30-59	Days	Greater			Total	Investment
	Days Past	Past	Than 90	Total		Financing	> 90 Days and
	Due	Due	Days	Past Due	Current	Receivables	Accruing
Corporate banking	$67,501	$39,087	$376,335	$482,923	$14,197,962	$14,680,885	$—
Middle market commercial real estate	68,474	8,994	193,810	271,278	3,625,798	3,897,076	—
Continuing care retirement communities	8,903	—	84,090	92,993	397,283	490,276	—
Santander real estate capital	62,679	—	139,626	202,305	9,065,265	9,267,570	—
Remaining commercial	3,877	666	34,540	39,083	777,886	816,969	—
Home mortgages	206,220	101,684	578,851	886,755	10,732,545	11,619,300	—
Self-originated home equity	19,621	10,185	66,599	96,405	6,412,938	6,509,343	—
Indirect auto	985,319	275,157	109,490	1,369,966	14,758,593	16,128,559	—
Indirect purchased	31,399	12,397	9,620	53,416	2,202,649	2,256,065	—
Remaining consumer	27,727	8,227	61,090	97,044	801,034	898,078	—

Total	$1,481,720	$456,397	$1,654,051	$3,592,168	$62,971,953	$66,564,121	$—

Delinquencies disaggregated by class of financing receivables are summarized as follows (in thousands) as of December 31, 2010:

		60-89					Recorded
	30-59	Days	Greater			Total	Investment
	Days Past	Past	Than 90	Total		Financing	> 90 Days and
	Due	Due	Days	Past Due	Current	Receivables	Accruing
Corporate banking	$83,039	$51,675	$425,824	$560,538	$14,192,156	$14,752,694	$—
Middle market commercial real estate	37,619	24,980	187,393	249,992	3,530,116	3,780,108	169
Continuing care retirement communities	13,300	—	107,579	120,879	460,168	581,047	—
Santander real estate capital	119,795	27,819	161,583	309,197	8,881,740	9,190,937	—
Remaining commercial	5,491	32,982	8,312	46,785	807,341	854,126	—
Home mortgages	238,829	106,756	602,027	947,612	10,230,512	11,178,124	—
Self-originated home equity	18,540	12,774	63,686	95,000	6,461,605	6,556,605	—
Indirect auto	1,455,595	412,774	140,238	2,008,607	14,762,568	16,771,175	—
Remaining consumer	52,751	26,116	71,492	150,359	1,352,772	1,503,131	—

Total	$2,024,959	$695,876	$1,768,134	$4,488,969	$60,678,978	$65,167,947	$169

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(3) LOANS (continued)
Impaired loans disaggregated by class of financing receivables are summarized as follows (in thousands):

		Unpaid	Related	Average
	Recorded	Principal	Specific	Recorded
March 31, 2011	Investment	Balance	Reserves	Investment
With no related allowance recorded:
Corporate banking	$99,699	$99,699	$—	$116,927
Middle market commercial real estate	43,458	43,458	—	52,730
Continuing care retirement communities	983	983	—	983
Santander real estate capital	19,696	19,696	—	27,151
Remaining commercial	959	959	—	480
Home mortgages	70,816	70,816	—	69,287
With an allowance recorded:
Corporate banking	189,220	348,833	159,613	188,258
Middle market commercial real estate	223,121	276,647	53,526	240,380
Continuing care retirement communities	80,241	107,425	27,184	92,163
Santander real estate capital	74,960	94,775	19,815	85,772
Remaining commercial	20,385	34,542	14,157	23,192
Home mortgages	572,306	708,305	135,999	558,692
Indirect auto	157,878	162,838	4,960	180,161

Total:
Commercial	$752,722	$1,027,017	$274,295	$828,036
Consumer	801,000	941,959	140,959	808,140

Total	$1,553,722	$1,968,976	$415,254	$1,636,176

We did not recognize any interest income on impaired loans, including TDRs that have not returned to performing status. We recognized interest income on approximately $414.6 million of TDRs that were returned to performing status as of March 31, 2011.

			Related
	Recorded	Unpaid Principal	Specific
December 31, 2010	Investment	Balance	Reserves
With no related allowance recorded:
Corporate banking	$134,154	$134,154	$—
Middle market commercial real estate	62,002	62,002	—
Continuing care retirement communities	983	983	—
Santander real estate capital	34,605	34,605	—
Remaining commercial	—	—	—
Home mortgages	67,757	67,757	—
With an allowance recorded:
Corporate banking	187,296	345,322	158,026
Middle market commercial real estate	257,639	317,378	59,739
Continuing care retirement communities	104,084	125,720	21,636
Santander real estate capital	96,583	123,581	26,998
Remaining commercial	25,998	39,818	13,820
Home mortgages	545,077	678,956	133,879
Indirect auto	202,443	206,218	3,775

Total:
Commercial	$903,344	$1,183,563	$280,219
Consumer	815,277	952,931	137,654

Total	$1,718,621	$2,136,494	$417,873

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(3) LOANS (continued)
Commercial credit quality disaggregated by class of financing receivables is summarized according to standard regulatory classifications as follows:
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
Regulatory classifications by class of financing receivables are summarized as follows (in thousands):

		Middle	Continuing
		market	care	Santander
	Corporate	commercial	retirement	real estate	Remaining
March 31, 2011	banking	real estate	communities	capital	commercial	Total
Regulatory Rating
Pass	$12,882,169	$2,450,772	$239,810	$8,608,356	$742,234	$24,923,341
Special Mention	701,611	659,806	78,680	286,697	10,527	1,737,321
Substandard	874,724	613,855	63,378	313,347	63,247	1,928,551
Doubtful	220,105	172,443	108,409	59,169	961	561,087
Loss	2,276	200	—	—	—	2,476

Total	$14,680,885	$3,897,076	$490,277	$9,267,569	$816,969	$29,152,776

		Middle	Continuing
		market	care	Santander
	Corporate	commercial	retirement	real estate	Remaining
December 31, 2010	banking	real estate	communities	capital	commercial	Total
Regulatory Rating
Pass	$12,709,768	$2,306,926	$307,890	$8,482,219	$765,493	$24,572,296
Special Mention	796,484	652,330	55,886	320,727	12,488	1,837,915
Substandard	1,043,379	632,901	90,567	312,130	74,629	2,153,606
Doubtful	201,248	187,951	126,704	75,861	1,517	593,281
Loss	1,814	—	—	—	—	1,814

Total	$14,752,693	$3,780,108	$581,047	$9,190,937	$854,127	$29,158,912

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(3) LOANS (continued)
Consumer credit quality disaggregated by class of financing receivables is summarized as follows (in thousands):

	Home	Self-originated	Indirect	Indirect	Remaining
March 31, 2011	mortgages	home equity	auto	purchased	consumer	Total
Performing	$11,040,450	$6,442,744	$15,753,787	$2,236,762	$836,988	$36,310,731
Nonperforming	578,850	66,599	374,772	19,303	61,090	1,100,614

Total	$11,619,300	$6,509,343	$16,128,559	$2,256,065	$898,078	$37,411,345

	Home	Self-originated	Indirect	Remaining
December 31, 2010	mortgages	home equity	auto	consumer	Total
Performing	$10,576,097	$6,492,919	$15,931,345	$1,688,687	$34,689,048
Nonperforming	602,027	63,686	563,002	91,272	1,319,987

Total	$11,178,124	$6,556,605	$16,494,347	$1,779,959	$36,009,035

(4) DEPOSIT PORTFOLIO COMPOSITION
The following table presents the composition of deposits and other customer accounts at the dates indicated:

	March 31, 2011			December 31, 2010
			Weighted			Weighted
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate
Demand deposit accounts	$7,364,500	15.7%	—%	$7,141,527	16.7%	—%
NOW accounts	5,702,840	12.1	0.12	5,689,021	13.3	0.13
Money market accounts	14,826,734	31.6	0.67	14,272,645	33.5	0.66
Savings accounts	3,528,935	7.5	0.11	3,463,061	8.1	0.11
Certificates of deposit	8,432,501	17.9	1.36	7,827,485	18.4	1.25

Total retail and commercial deposits	39,855,510	84.8	0.56	38,393,739	90.0	0.53
Wholesale NOW accounts	106,000	0.2	0.33	87,000	0.2	0.35
Wholesale certificates of deposit	3,224,828	6.9	0.48	537,217	1.3	0.71

Total wholesale deposits	3,330,828	7.1	0.47	624,217	1.5	0.66
Government deposits	2,017,338	4.3	0.33	1,889,397	4.4	0.43
Customer repurchase agreements	1,791,481	3.8	0.34	1,765,940	4.1	0.27

Total deposits	$46,995,157	100.0%	0.54%	$42,673,293	100.0%	0.52%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(5) BORROWINGS AND OTHER DEBT OBLIGATIONS
The following table presents information regarding borrowings and other debt obligations at the dates indicated:

	March 31, 2011		December 31, 2010
		Effective		Effective
	Balance	Rate	Balance	Rate
Sovereign Bank borrowings and other debt obligations:
Overnight federal funds purchased	$1,444,000	0.13%	$954,000	0.19%
Federal Home Loan Bank (FHLB) advances	9,849,749	4.28	9,849,041	4.10
Securities sold under repurchase agreements, maturing through August 2018 [a]	—	—	1,389,382	0.31
Reit preferred [b]	147,892	14.11	147,530	14.20
2.75% senior notes, due January 2012 [c]	1,348,557	3.92	1,348,111	3.92
3.750% subordinated debentures, due March 2014 [d]	—	—	219,530	3.75
5.125% subordinated debentures, due March 2013 [d]	486,438	5.26	485,276	5.28
4.375% subordinated debentures, due August 2013 [d]	—	—	271,945	4.38
8.750% subordinated debentures, due May 2018 [d]	496,265	8.82	496,170	8.82
Holding company borrowings and other debt obligations:
SCUSA Subordinated revolving credit facility, due December 2011	100,000	2.01	100,000	2.01
SCUSA Subordinated revolving credit facility, due December 2011	150,000	2.01	150,000	2.05
SCUSA Warehouse lines with Santander and related subsidiaries [e]	3,667,396	2.26	4,148,355	1.57
SCUSA Warehouse line, due May 2011[f]	399,932	1.20	475,825	1.62
SCUSA Warehouse line, due May 2011[f]	249,660	1.20	23,660	3.11
SCUSA Warehouse line, due May 2011 [f]	346,600	1.36	129,600	3.40
SCUSA Warehouse line, due June 2011 [f]	457,934	1.75	516,000	1.71
SCUSA Warehouse line, due August 2011 [f]	549,335	2.60	209,390	5.85
SCUSA Warehouse line, due September 2017 [f]	952,165	1.99	1,077,475	1.96
Asset-backed notes [g]	7,735,889	2.26	8,050,022	2.35
TALF loan	169,143	2.53	196,589	2.22
Commercial paper [h]	550,000	1.00	968,355	0.98
Subordinated notes, due March 2020 [i]	751,775	5.96	751,355	5.96
2.50% senior notes, due June 2012 [j]	249,444	3.73	249,332	3.73
Santander senior line of credit, due April 2011 [k]	250,000	0.69	250,000	0.69
Junior subordinated debentures due to Capital Trust Entities [l]	1,171,315	6.49	1,173,174	6.50

Total borrowings and other debt obligations	$31,523,489	3.25%	$33,630,117	3.07%

[a]
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

[b]
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

[c]
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(5) BORROWINGS AND OTHER DEBT OBLIGATIONS (continued)

[d]
Sovereign Bank has issued various subordinated notes. These debentures are non-callable fixed rate notes that are due between March 2013 through May 2018. These notes are not subject to redemption prior to their maturity dates except in the case of the insolvency or liquidation of Sovereign Bank, and then only with prior regulatory approval. These subordinated notes qualify as Tier 2 regulatory capital for Sovereign Bank. Under the current OTS rules, 5 years prior to maturity, 20% of the balance of the subordinated note will no longer qualify as Tier 2 capital. In each successive year prior to maturity, an additional 20% of the subordinated note will no longer qualify as Tier 2 capital. Prior to December 31, 2010, the Company received approval from the OTS to repurchase $271.9 million of 4.375% fixed rate/floating rate subordinated bank notes due August 1, 2013 and $219.5 million of 3.75% fixed rate/floating rate subordinated bank notes due April 1, 2014. These notes were subsequently repurchased during the first quarter of 2011. The 4.375% notes were redeemable in whole or in part as of August 1, 2008 and the 3.75% notes were redeemable in whole or in part as of April 1, 2009. In anticipation of this repurchase, the Company wrote off $5.2 million of unamortized discounts, purchase marks and deferred issuance costs through loss on debt extinguishment at December 31, 2010.

[e]
During 2011, the Company, through its SCUSA subsidiary, amended warehouse lines with Santander, acting through its New York branch, to release excess collateral and modify the fee structure of the warehouses. In addition, on December 31, 2010, the Company amended a warehouse line with Santander to increase availability to $3.7 billion and extend the maturity date to December 31, 2011.

[f]	During 2011, the Company, through its SCUSA subsidiary amended two warehouse line of credit agreements to extend the maturity dates to May 2011.

SCUSA borrowings of $13.0 billion and $14.2 billion were collateralized by automobile retail installment contracts, recreational vehicle and marine retail installment contracts and commercial loans at March 31, 2011 and December 31, 2010, respectively.

[g]
SHUSA, through its SCUSA subsidiary, has entered into various securitization transactions involving their retail automotive installment loans that do not meet the criteria for sale accounting. These transactions are accounted for as secured financings and therefore both the securitized retail installment contracts and the related securitization debt, issued by the special purpose entities, remain on the consolidated balance sheet. The securitized retail automotive installment loans are available to satisfy the related securitization debt and are not available to creditors. SCUSA had $7.7 billion of this variable rate securitized debt outstanding at March 31, 2011 which had a weighted average interest rate of 2.26%. The maturity of this debt is based on the timing of repayments from the securitized assets.

[h]
During 2010, SHUSA initiated a holding company level commercial paper issuance program, which is backed by committed lines from Santander, which at March 31, 2011 had an outstanding balance of $550.0 million and an effective rate of 1.00%.

[i]
In March 2010, the Company issued a $750 million subordinated note to Santander, which matures in March 2020. This subordinated note bears interest at 5.75% until March 2015 and then bears interest at 6.25% until maturity. Interest is being recognized at the effective interest rate of 5.96%.

[j]	In December 2008, SHUSA issued $250 million in 3.5 year fixed rate senior unsecured notes with the FDIC-guarantee under the TLG Program at a rate of 2.50% which mature on June 15, 2012.

[k]
The Company has entered into two line of credit agreements with Banco Santander with a total borrowing capacity of up to $2.5 billion. The $1.0 billion line matures in September 2011 with an outstanding balance of $250 million due in April 2011 and bearing a rate of 0.69% at March 31, 2011. The $1.5 billion line matures in September 2012 and has no outstanding balance at March 31, 2011. The Company is in compliance with all covenants of its credit agreements with Santander.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(5) BORROWINGS AND OTHER DEBT OBLIGATIONS (continued)

[l]
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

As a result of the acquisition by Santander, which closed on January 30, 2009, the warrant holders are entitled to receive Santander ADRs upon the exercise of their warrants. Holders may convert each of their Trust PIERS into ADRs representing 0.5482 ordinary shares of Santander, which is equivalent to the conversion ratio of 1.71 shares of the Company common stock per warrant prior to the acquisition if: (1) during any calendar quarter if the closing sale price of Santander ADRs over a specified measurement period meet certain criteria; (2) prior to March 1, 2029, during the five-business-day period following any 10-consecutive-trading-day period in which the average daily trading price of the Trust PIERS for such 10-trading-day period was less than 105% of the average conversion value of the Trust PIERS during that period and the conversion value for each day of that period was less than 98% of the issue price of the Trust PIERS; (3) during any period in which the credit rating assigned to the Trust PIERS by either Moody’s or Standard & Poor’s is below a specified level; (4) if the Trust PIERS have been called for redemption or (5) upon the occurrence of certain corporate transactions. The Trust PIERS and the junior subordinated debentures will have a distribution rate of 4.375% per annum of their issue price, subject to deferral. In addition, contingent distributions of $.08 per $50 issue price per Trust PIERS will be due during any three-month period commencing on or after March 1, 2007 under certain conditions. The Trust PIERS could not be redeemed by SHUSA prior to March 5, 2007, except upon the occurrence of certain special events. On any date after March 5, 2007, SHUSA may, if specified conditions are satisfied, redeem the Trust PIERS, in whole but not in part, for cash for a price equal to 100% of their issue price plus accrued and unpaid distributions to the date of redemption, if the closing price of Santander ADSs has exceeded a price per share that is equal to 130% of the effective conversion price, subject to adjustment, for a specified period. The effective conversion price as of January 30, 2009 was $91.21 per share.
The proceeds from the Trust PIERS of $800 million, net of transaction costs of approximately $16.3 million, were allocated pro rata between “Junior Subordinated debentures due Capital Trust Entities” in the amount of $498.3 million and “Warrants and employee stock options issued” in the amount of $285.4 million based on estimated fair values. The difference between the carrying amount of the subordinated debentures and the principal amount due at maturity is being accreted into interest expense using the effective interest method over the period to maturity of the Trust PIERS which is March 2, 2034. The effective interest rate of the subordinated debentures is 6.59%.
On April 19, 2011, SHUSA completed the public offer and sale of $500 million aggregate principal amount of its 4.625% Senior Notes due in 2016.
(6) DERIVATIVES
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
Fair Value Hedges. SHUSA has historically entered into pay-variable, receive-fixed interest rate swaps to hedge changes in fair values of certain brokered certificate of deposits and certain debt obligations. SHUSA had no fair value hedges outstanding at March 31, 2011 or December 31, 2010. At March 31, 2011, SHUSA has $32.1 million of deferred net after tax losses on terminated derivative instruments that were hedging fair value changes. These losses will continue to be deferred in other liabilities and will be reclassified into interest expense over the remaining lives of the hedged assets and liabilities.
Cash Flow Hedges. SHUSA hedges exposures to changes in cash flows associated with forecasted interest payments on variable-rate liabilities, through the use of pay-fixed, receive variable interest rate swaps. The last of the hedges is scheduled to expire in January 2016. SHUSA includes all components of each derivatives gain or loss in the assessment of hedge effectiveness. For the three months ended March 31, 2011 and March 31, 2010, no hedge ineffectiveness was recognized as income in earnings associated with cash flow hedges. At March 31, 2011, SHUSA has $15.5 million of deferred net after tax losses on terminated derivative instruments that were hedging the future cash flows on certain borrowings. These losses will continue to be deferred in accumulated other comprehensive income and will be reclassified into interest expense as the future cash flows occur, unless it becomes probable that the forecasted interest payments will not occur, in which case, the losses in AOCI will be recognized immediately. As of March 31, 2011, SHUSA expects approximately $7.2 million of the deferred net after-tax loss on derivative instruments included in accumulated other comprehensive income to be reclassified to earnings during the next twelve months. The effective portion of gains and losses on derivative instruments designated as cash flow hedges recorded in other comprehensive income and reclassified into earnings resulted in an increase of $48.4 million to interest expense for the three-month period ended March 31, 2011. The effective portion of the unrealized gain/(loss) recognized in other comprehensive income on cash flow hedges was $79.5 million for the three-month period ended March 31, 2011. See Note 7 for further detail of the amounts included in accumulated other comprehensive income.
Other Derivative Activities. SHUSA’s derivative portfolio also includes mortgage banking interest rate lock commitments and forward sale commitments used for risk management purposes and derivatives executed with commercial banking customers, primarily interest rate swaps and foreign currency contracts.
In June 2010, SHUSA sold its Visa Inc. Class B common shares resulting in a gain of $14.0 million. In conjunction with the sale of its Visa, Inc. Class B shares, SHUSA entered into a total return swap in which SHUSA will make or receive payments based on subsequent changes in the conversion rate of the Class B shares into Class A shares. This total return swap is accounted for as a free standing derivative. The fair value of the total return swap was calculated using a discounted cash flow model based on unobservable inputs consisting of management’s estimate of the probability of certain litigation scenarios, timing of litigation settlements and payments related to the swap.
SCUSA has entered into interest rate swap agreements to hedge variable rate liabilities associated with securitization trust agreements. SCUSA has over time repurchased $489.7 million of borrowings from the securitization trust; however, the trust documents have prevented SCUSA from terminating the associated interest rate swap agreements. Therefore, SCUSA has designated the hedges, whose notional value was $25.7 million as of March 31, 2011, as trading hedges and record changes in the market value of these hedges through earnings. SHUSA recorded expense of $1.2 million for the three-month period ended March 31, 2011 associated with these positions.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(6) DERIVATIVES (continued)
Additionally, SCUSA has derivative positions with notionals totaling $1.4 billion and $1.7 billion which were not designated to obtain hedge accounting treatment at March 31, 2011 and December 31, 2010. SHUSA recorded expense of $3.6 million for the three-month period ended March 31, 2011 associated with these positions.
All derivative contracts are valued using either cash flow projection models or observable market prices. Pricing models used for valuing derivative instruments are regularly validated by testing through comparison with third parties.
Shown below is a summary of the derivatives designated as accounting hedges at March 31, 2011 and December 31, 2010:

	Notional			Receive	Pay	Life
	Amount	Asset	Liability	Rate	Rate	(Years)
March 31, 2011
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	$10,082,253	$918	$141,767	0.21%	2.31%	3.0

December 31, 2010
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	$9,892,675	$—	$174,362	0.22%	2.38%	3.0
Summary information regarding other derivative activities at March 31, 2011 and December 31, 2010 follows:

	March 31,	December 31,
	2011	2010
	Asset	Asset
Consolidated Balance Sheet Position:	(Liability)	(Liability)
Mortgage banking derivatives:
Forward commitments to sell loans	$(834)	$3,488
Interest rate lock commitments	1,250	734

Total mortgage banking risk management	416	4,222
Swaps receive fixed	259,165	294,834
Swaps pay fixed	(256,020)	(295,735)
Other	80	64

Net customer related interest rate hedges	3,225	(837)
VISA total return swap	(4,081)	(4,081)
Foreign exchange contracts	9,549	7,358

Total	$9,109	$6,662

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(6) DERIVATIVES (continued)
The following financial statement line items were impacted by SHUSA’s derivative activity as of and for the three months ended March 31, 2011:

	Balance Sheet Effect at	Income Statement Effect For The Three Months Ended
Derivative Activity	March 31, 2011	March 31, 2011
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Increases to other assets, other liabilities and deferred taxes of $0.9 million, $141.7 million and $50.7 million, respectively, and a decrease to stockholder’s equity of $87.6 million.	Decrease in net interest income of $48.4 million.

Other hedges:
Forward commitments to sell loans	Increase to other liabilities of $0.8 million.	Decrease in mortgage banking revenues of $4.3 million.
Interest rate lock commitments	Increase to mortgage loans of $1.3 million.	Increase in mortgage banking revenues of $0.5 million.
Net customer related hedges	Increase to other assets of $3.2 million.	Increase in capital markets revenue of $4.1 million.
Total return swap associated with sale of Visa, Inc. Class B shares	Increase to other liabilities of $4.1 million	No income statement effect.
Foreign exchange	Increase to other assets of $9.5 million.	Increase in commercial banking fees of $2.2 million.
The following financial statement line items were impacted by SHUSA’s derivative activity as of and for the three months ended March 31, 2010:

	Balance Sheet Effect at	Income Statement Effect For The Three Months Ended
Derivative Activity	March 31, 2010	March 31, 2010
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Increases to other liabilities and deferred taxes of $192.7 million and $69.3 million, respectively, and a decrease to stockholders’ equity of $120.6 million.	Decrease in net interest income of $73.0 million.

Other hedges:
Forward commitments to sell loans	Increase to other liabilities of $5 thousand.	Decrease in mortgage banking revenues of $2.0 million.
Interest rate lock commitments	Increase to mortgage loans of $1.1 million.	Increase in mortgage banking revenues of $0.8 million.
Net customer related hedges	Increase to other assets of $2.3 million.	Increase in capital markets revenue of $1.9 million.
Forward commitments to sell and purchase precious metals inventory	Insignificant balance sheet effect at March 31, 2010.	No income statement effect.
Foreign exchange	Increase to other assets of $5.1 million.	Increase in commercial banking fees of $0.8 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(7) OTHER COMPREHENSIVE INCOME/(LOSS)
The following table presents the components of other comprehensive income, net of related tax, for the periods indicated (in thousands):

	Total Other			Total Accumulated
	Comprehensive Income			Other Comprehensive Income
	For the Three Months Ended			December 31,		March 31,
	March 31, 2011			2010		2011
	Pretax	Tax	Net	Beginning	Net	Ending
	Activity	Effect	Activity	Balance	Activity	Balance

Change in accumulated losses/(gains) on cash flow hedge derivative financial instruments	$41,500	$(16,008)	$25,492
Reclassification adjustment for net gains on cash flow hedge derivative financial instruments	(3,784)	1,324	(2,460)

Net unrealized losses on cash flow hedge derivative financial instruments	37,716	(14,684)	23,032	$(124,940)	$23,032	$(101,908)

Change in unrealized gains/(losses) on investment securities available-for-sale	(89,489)	28,450	(61,039)
Reclassification adjustment for net gains included in net income	61,862	(19,667)	42,195

Net unrealized gains/(losses) on investment securities available-for-sale	(27,627)	8,783	(18,844)	(92,775)	(18,844)	(111,619)

Amortization of defined benefit plans	647	(251)	396	(16,475)	396	(16,079)

Total, March 31, 2011	$10,736	$(6,152)	$4,584	$(234,190)	$4,584	$(229,606)

	Total Other			Total Accumulated
	Comprehensive Income			Other Comprehensive Income
	For the Three Months Ended			December 31,		March 31,
	March 31, 2010			2009		2010
	Pretax	Tax	Net	Beginning	Net	Ending
	Activity	Effect	Activity	Balance	Activity	Balance

Change in accumulated losses/(gains) on cash flow hedge derivative financial instruments	$25,170	$(8,084)	$17,086
Reclassification adjustment for net gains on cash flow hedge derivative financial instruments	(3,655)	1,279	(2,376)

Net unrealized losses on cash flow hedge derivative financial instruments	21,515	(6,805)	14,710	$(157,576)	$14,710	$(142,866)

Change in unrealized gains/(losses) on investment securities available-for-sale	30,330	(11,053)	19,277
Reclassification adjustment for net gains included in net income	26,327	(9,594)	16,733

Net unrealized gains/(losses) on investment securities available-for-sale	56,657	(20,647)	36,010	(176,399)	36,010	(140,389)

Amortization of defined benefit plans	474	(172)	302	(15,894)	302	(15,592)

Total, March 31, 2010	$78,646	$(27,624)	$51,022	$(349,869)	$51,022	$(298,847)

SHUSA had $20.6 million and $5.6 million of noncontrolling interest in other comprehensive income/(loss) and $(229.6) million and $(298.8) million of accumulated other comprehensive income as of March 31, 2011 and March 31, 2010, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(8) MORTGAGE SERVICING RIGHTS
At both March 31, 2011 and December 31, 2010, SHUSA serviced residential real estate loans for the benefit of others totaling $14.5 billion and $14.7 billion, respectively. The recorded servicing asset at March 31, 2011 and December 31, 2010 was $147.8 million and $148.7 million, respectively. For the three months ended March 31, 2011, SHUSA recorded recoveries of $1.7 million on our mortgage servicing rights resulting from changes in expected prepayments on our mortgages due to changes in residential mortgage rates. The following table presents a summary of the activity of the asset established for the Company’s residential mortgage servicing rights.

	Three Months Ended
	March 31,
	2011	2010
Gross book balance at beginning of period	$173,549	$179,643
Mortgage servicing assets recognized	9,101	5,724
Amortization and permanent impairment	(9,036)	(12,952)

Gross balance at end of period	$173,614	$172,415
Valuation allowance	(25,843)	(37,399)

Book balance at end of period	$147,771	$135,016

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

	March 31, 2011	December 31, 2010	March 31, 2010	December 31, 2009
CPR	16.49%	16.82%	21.56%	24.44%
Escrow credit spread	2.40%	2.41%	3.06%	3.17%
A valuation allowance is established for the excess of the cost of each residential mortgage servicing asset stratum over its estimated fair value. Activity in the valuation allowance for mortgage servicing rights for the three months ended March 31, 2011 consisted of the following:

	Three Months Ended
	March 31,
	2011	2010
Balance as of December 31, 2010	$27,525	$52,089
Net decrease in valuation allowance for mortgage servicing rights	(1,682)	(14,690)

Balance as March 31, 2011	$25,843	$37,399

SHUSA originates and has previously sold multi-family loans in the secondary market to Fannie Mae while retaining servicing. At March 31, 2011 and December 31, 2010, SHUSA serviced $10.8 billion and $11.2 billion of loans for Fannie Mae, respectively, and as a result has recorded servicing assets of $2.4 million and $3.7 thousand, respectively. SHUSA recorded servicing asset amortization of $2.1 million and $2.4 million related to the multi-family loans sold to Fannie Mae for the three months ended March 31, 2011 and 2010, respectively. SHUSA recorded multi-family servicing recoveries of $4.5 million for the three-month period ended March 31, 2011, compared to recoveries of $0.4 million for the corresponding period in the prior year. In September 2009, the Bank elected to stop selling multi-family loans to Fannie Mae and retains all production for the loan portfolio.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(8) MORTGAGE SERVICING RIGHTS (continued)
SHUSA had gains on the sale of mortgage, multi-family and home equity loans of $5.2 million for the three-month period ended March 31, 2011, compared with gains on the sale of mortgage, multi-family and home equity loans of $7.8 million for the corresponding period ended March 31, 2010. SHUSA has recourse reserves of $150.6 million associated with multi-family loans sold to Fannie Mae, on which SHUSA’s maximum credit exposure is $217.7 million.
(9) BUSINESS SEGMENT INFORMATION
The Company’s segments are focused principally around the customers Sovereign Bank and SCUSA serve. The Retail Banking segment is primarily comprised of our branch locations and our residential mortgage business. Our branches offer a wide range of products and services to customers and each attracts deposits by offering a variety of deposit instruments including demand and NOW accounts, money market and savings accounts, certificates of deposits and retirement savings products. Our branches also offer certain consumer loans such as home equity loans and other consumer loan products. It also provides business banking loans and small business loans to individuals. Our Specialized Business segment is primarily comprised of leases to commercial customers, our New York multi-family and national commercial real estate lending group, our automobile dealer floor plan lending group and our indirect automobile lending group. The Corporate segment (formerly known as Middle Market) provides the majority of Sovereign Bank’s commercial lending platforms such as commercial real estate loans and commercial industrial loans and also contains the Company’s related commercial deposits. The Global Banking segment (included in the Other category prior to the third quarter of 2010) includes business with large corporate domestic and foreign clients which have larger loan sizes than commercial clients of Sovereign prior to 2009. The Other category includes earnings from the investment portfolio (excluding any investments purchased by SCUSA), interest expense on Sovereign Bank’s borrowings and other debt obligations (excluding any borrowings held by SCUSA), amortization of intangible assets and certain unallocated corporate income and expenses.
SCUSA is a specialized consumer finance company engaged in the purchase, securitization and servicing of retail installment contracts originated by automobile dealers and direct origination of retail installment contracts over the internet.
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(9) BUSINESS SEGMENT INFORMATION (continued)
The following tables present certain information regarding the Company’s segments.

	SHUSA excluding SCUSA
For the Three-Month Period Ended		Specialized		Global
March 31, 2011	Retail(1)	Business	Corporate	Banking	Other	SCUSA	Total

Net interest income/(expense)	$191,371	$73,593	$77,062	$11,839	$81,952	$546,610	$982,427
Fees and other income	98,575	13,988	13,718	8,053	9,415	106,567	250,316
Provision for credit losses	66,988	83,434	35,769	4,689	(4,850)	121,742	307,772
General and administrative expenses	254,407	10,363	35,766	3,467	3,925	144,872	452,800
Income/(loss) before income taxes(1)	(26,810)	(9,205)	16,575	11,696	116,078	385,443	493,777
Intersegment revenue/(expense) (2)	(26,314)	(122,299)	(14,275)	(1,405)	164,293	—	—
Total average assets	$23,384,455	$15,012,338	$10,236,053	$2,617,999	$24,116,716	$16,315,558	$91,683,119

	SHUSA excluding SCUSA
For the Three-Month Period Ended		Specialized		Global
March 31, 2010	Retail(1)	Business	Corporate	Banking	Other	SCUSA	Total

Net interest income/(expense)	$179,072	$63,334	$89,600	$3,157	$63,370	$359,225	$757,758
Fees and other income	118,423	9,135	18,598	1,229	6,182	22,693	176,260
Provision for credit losses	65,573	79,195	55,894	1,052	5,286	205,707	412,707
General and administrative expenses	238,910	9,212	35,185	3,653	2,848	73,107	362,915
Income/(loss) before income taxes(1)	(39,593)	(19,521)	15,531	(323)	76,564	102,183	134,841
Intersegment revenue/(expense) (2)	(22,875)	(140,221)	(19,459)	(226)	182,781	—	—
Total average assets	$21,720,885	$14,747,463	$11,983,933	$977,123	$24,851,457	$8,779,135	$83,059,996

(1)
The Retail Segment fees and other income includes residential servicing right recoveries of $1.7 million for the three months ended March 31, 2011, compared to recoveries of $14.7 million in the corresponding period in the prior year. See Note 8 for further discussion on these items.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(10) INCOME TAXES (continued)
During 2009, Santander contributed SCUSA into the Company. SCUSA generated pretax income of $332.2 million in 2009 compared to $261.6 million and $260.8 million in 2008 and 2007. As a result of this contribution, SHUSA updated its deferred tax realizability analysis by incorporating future projections of taxable income that will be generated by SCUSA. As a result of incorporating future taxable income projections of SCUSA, the Company was able to reduce its deferred tax valuation allowance by $1.3 billion for the year ended December 31, 2009. Due to the profitability of SHUSA in 2010 and expected future growth in profits of SHUSA by the end of 2010, SHUSA began to consider the projected taxable income of the total company, and not just that of SCUSA, in its realizability analysis. As a result, the company was able to reduce its deferred tax valuation allowance by $309.0 million for the year ended December 31, 2010. SHUSA continues to maintain a valuation allowance of $99.3 million at March 31, 2011 and December 31, 2010 related to deferred tax assets subject to carry forward periods. Management has determined it is more likely than not these deferred tax assets will remain unused after the carry forward periods have expired.
At March 31, 2011, the Company had net unrecognized tax benefits related to uncertain tax positions of $119.9 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Federal	Accrued	Unrecognized
	State and	Interest and	Income Tax
(in thousands)	Local Tax	Penalties	Benefits
Gross unrecognized tax benefits at December 31, 2010	$110,363	$26,588	$136,951
Additions based on tax positions related to the current year	548	—	548
Additions for tax positions of prior years	839	4,131	4,970
Reductions for tax positions of prior years	—	(3,015)	(3,015)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	—	—	—
Settlements	(4,262)	(307)	(4,569)

Gross unrecognized tax benefits at March 31, 2011	$107,488	$27,397	134,885

Less: Federal, state and local income tax benefits			(14,983)

Net unrecognized tax benefits that if recognized would impact the effective tax rate at March 31, 2011			$119,902

SHUSA recognizes penalties and interest accrued related to unrecognized tax benefits within income tax expense on the Consolidated Statement of Operations. During the three-month period ended March 31, 2011, SHUSA recognized an increase of approximately $0.8 million in interest and penalties compared to an increase of $0.7 million for the corresponding period in the prior year.
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(10) INCOME TAXES (continued)
Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. SHUSA reviews its tax balances quarterly and as new information becomes available, the balances are adjusted, as appropriate. The Company is subject to ongoing tax examinations and assessments in various jurisdictions. On June 17, 2009, SHUSA filed a lawsuit against the United States in Federal District Court seeking a refund of assessed taxes paid for tax years 2003-2005 related to two separate financing transactions with an international bank totaling $1.2 billion. As a result of these two financing transactions, SHUSA was subject to foreign taxes of $154.0 million during the years 2003 through 2005 and claimed a corresponding foreign tax credit for foreign taxes paid during those years, which the IRS disallowed. The IRS also disallowed SHUSA’s deductions for interest expense and transaction costs, totaling $24.9 million in tax liability, and assessed interest and penalties totaling approximately $70.8 million. In 2006 and 2007, SHUSA was subject to an additional $87.6 million and $22.5 million of foreign taxes, respectively, as a result of the two financing transactions, and SHUSA’s entitlement to foreign tax credits in these amounts will be determined by the outcome of the 2003-2005 litigation. In addition, the outcome of the litigation will determine whether SHUSA is subject to additional tax liability of $37.1 million related to interest expense and transaction cost deductions, and whether SHUSA will be subject to interest and penalties for 2006 and 2007. The audit for 2006-2007 is currently winding up and is expected to close in 2011. SHUSA continues to believe that it is entitled to claim these foreign tax credits taken with respect to the transactions and also continues to believe it is entitled to tax deductions for the related issuance costs and interest deductions based on tax law. SHUSA maintains its tax reserve at $96.7 million as of March 31, 2011. SHUSA believes this reserve amount adequately provides for any potential exposure to the IRS related to these items. However, as the Company continues to go through the litigation process, we will continue to evaluate the appropriate tax reserve levels for this position and any changes made to the tax reserves may materially affect SHUSA’s income tax provision, net income and regulatory capital in future periods.
(11) RELATED PARTY TRANSACTIONS
See Note 5 for a listing of the various debt agreements SHUSA has with Santander.
In March 2010, SHUSA issued to Santander, 3 million shares of SHUSA’s Common Stock, raising proceeds of $750 million.
In December, 2010, SHUSA issued 3 million shares of common stock to Santander which raised proceeds of $750 million and declared a $750 million dividend to Santander. This was a non-cash transaction
SHUSA has $1.9 billion of public securities that consists of trust preferred security obligations and preferred stock issuances. Santander owns approximately 40.2% of these securities as of March 31, 2011.
Santander has provided guarantees on the covenants, agreements and obligations of SCUSA under the governing documents where SCUSA is a party for the securitizations. This includes, but is not limited to, the obligations of SCUSA as servicer and transferor to repurchase certain receivables.
SHUSA has entered into interest rate swap agreements with Santander to hedge interest rate risk on floating rate tranches of its securitizations and FHLB advances which have a notional value of $9.7 billion at March 31, 2011.
In 2006, Santander extended a total of $425 million in unsecured lines of credit to Sovereign Bank for federal funds and Eurodollar borrowings and for the confirmation of standby letters of credit issued by Sovereign Bank. This line is at a market rate and in the ordinary course of business and can be cancelled by either Sovereign Bank or Santander at any time and can be replaced by Sovereign Bank at any time. In the first quarter of 2009, this line was increased to $2.5 billion. During the three months ended March 31, 2011 and 2010, respectively, the average unfunded balance outstanding under these commitments was $362.2 million and $404.1 million. As of March 31, 2011, there was no outstanding balance on the unsecured lines of credit for federal funds and Eurodollar borrowings. Sovereign Bank paid approximately $2.8 million in fees to Santander in the three-month period ended March 31, 2011 in connection with these commitments compared to $3.1 million in fees in the corresponding period in the prior year.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(11) RELATED PARTY TRANSACTIONS (continued)
The Company, and its affiliates, have entered into various service agreements with Santander and its affiliates. Each of the agreements was done in the ordinary course of business and on market terms. The agreements are as follows:
•
Nw Services Co., a Santander affiliate doing business as Aquanima, is under contract with Sovereign Bank to provide procurement services, with fees paid in the three months ended March 31, 2011 in the amount of $1.1 million.

•
Santander, acting through its New York branch, is under contract with Sovereign Bank to provide investment advisory and support for derivative transactions, with fees paid in the three months ended March 31, 2011 in the amount of $4.0 thousand.

•
Geoban, S.A., a Santander affiliate, is under contract with Sovereign Bank to provide services in the form of debit card disputes and claims support, and consumer and mortgage loan set-up and review, with fees paid in the three months ended March 31, 2011 in the amount of $48.0 thousand.

•
Ingenieria De Software Bancario S.L., a Santander affiliate, is under contract with Sovereign Bank to provide information technology development, support and administration, with fees paid in the three months ended March 31, 2011 in the amount of $27.6 million.

•
Produban Servicios Informaticos Generales S.L., a Santander affiliate, is under contract with Sovereign Bank to provide professional services, and administration and support of information technology production systems, telecommunications and internal/external applications, with fees paid in the three months ended March 31, 2011 in the amount of $20.7 million.

•
Santander Back-Offices Globales Mayoristas S.A., a Santander affiliate, is under contract with Sovereign Bank to provide logistical support for Sovereign Bank’s derivative and hedging transactions and programs. In the three months ended March 31, 2011, fees in the amount of $90.8 thousand were paid to Santander Back-Offices Globales Mayoristas S.A. with respect to this agreement.

•
Santander Global Facilities (“SGF”), a Santander affiliate, is under contract with Sovereign Bank to provide administration and management of employee benefits and payroll functions for Sovereign Bank and other affiliates including employee benefits and payroll processing services provided by third party vendors through sponsorship by SGF. In the three months ended March 31, 2011, fees in the amount of $1.3 million were paid to SGF with respect to this agreement.

•
SGF is under contract with Sovereign Bank to provide property management services. In the three months ended March 31, 2011, fees in the amount of $1.3 million were paid to SGF with respect to this agreement.

In 2010, SHUSA extended a $10 million unsecured loan to Servicios de Cobranza, Recuperacion y Seguimiento, S.A. DE C.V. At March 31, 2011 the principal balance was $10 million. Servicios de Cobranza, Recuperacion y Seguimiento, S.A. DE C.V. paid $44.0 thousand in interest and $160.7 thousand in fees to SHUSA in connection with this loan during the three-months ended March 31, 2011.

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
The Company’s residential loan held for sale portfolio had an aggregate fair value of $100.7 million at March 31, 2011. The contractual principal amount of these loans totaled $100.0 million. The difference in fair value compared to the principal balance was $0.7 million which was recorded in mortgage banking revenues during the three-month period ended March 31, 2011. Substantially all of these loans are current and none are in non-accrual status. The fair value of these loans is estimated based upon the anticipated exit prices for these loans in the secondary market to agency buyers such as Fannie Mae and Freddie Mac. Practically all of our residential loans held for sale portfolio is sold to these two agencies.
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
Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of March 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that the majority of its derivative valuations are classified in Level 2 of the fair value hierarchy.
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(12) FAIR VALUE (continued)
The following tables present the assets that are measured at fair value on a recurring basis by level within the fair value hierarchy as reported on the consolidated balance sheet at March 31, 2011 and December 31, 2010, respectively. Financial assets and liabilities are classified in their entirety based on the lowest level of input that is significant to the fair value measurement (in thousands).

	Fair Value Measurements at March 31, 2011 Using:
	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable Inputs	Unobservable Inputs	Balance at
	Assets (Level 1)	(Level 2)	(Level 3)	March 31, 2011

Financial Assets:
US Treasury and government agency securities	$—	$12,999	$—	$12,999
Debentures of FHLB, FNMA and FHLMC	—	20,000	—	20,000
Corporate debt	—	2,038,343	—	2,038,343
Asset-backed securities	—	3,175,817	51,705	3,227,522
State and municipal securities	—	1,812,892	—	1,812,892
Mortgage backed securities	—	4,909,315	1,372,696	6,282,011

Total investment securities available-for-sale	—	11,969,366	1,424,401	13,393,767
Loans held for sale	—	100,706	—	100,706
Derivatives	—	292,061	1,250	293,311

Total Financial Assets	—	12,362,133	1,425,651	13,787,784
Financial Liabilities:
Derivatives	—	(436,160)	(6,639)	(442,799)

Total	$—	$11,925,973	$1,419,012	$13,344,985

	Fair Value Measurements at December 31, 2010 Using:
	Quoted Prices in Active	Significant Other	Significant	Balance at
	Markets for Identical	Observable Inputs	Unobservable Inputs	December 31,
	Assets (Level 1)	(Level 2)	(Level 3)	2010
Financial Assets:
US Treasury and government agency securities	$—	$12,997	$—	$12,997
Debentures of FHLB, FNMA and FHLMC	—	24,999	—	24,999
Corporate debt	—	2,202,787	—	2,202,787
Asset-backed securities	—	3,073,194	51,409	3,124,603
State and municipal securities	—	1,882,280	—	1,882,280
Mortgage backed securities	—	4,663,744	1,460,438	6,124,182

Total investment securities available for sale	—	11,860,001	1,511,847	13,371,848
Loans held for sale	—	150,063	—	150,063
Derivatives	—	326,893	734	327,627

Total Financial Assets	—	12,336,957	1,512,581	13,849,538
Financial Liabilities:
Derivatives	—	(508,839)	(8,685)	(517,524)

Total	$—	$11,828,118	$1,503,896	$13,332,014

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

	Quoted Prices in Active	Significant Other	Significant
	Markets for	Observable Inputs	Unobservable
	Identical Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
March 31, 2011
Loans (1)	$—	$1,968,976	$—	$1,968,976
Foreclosed assets (2)	—	27,152	—	27,152
Mortgage servicing rights (3)	—	—	150,136	150,136

December 31, 2010
Loans (1)	$—	$2,148,261	$—	$2,148,261
Foreclosed assets (2)	—	114,198	—	114,198
Mortgage servicing rights (3)	—	—	146,028	146,028

(1)	These balances are measured at fair value on a non-recurring basis using the fair value of the underlying collateral.

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

	Three Months Ended March 31,
	2011	2010
Loans	$2,619	$15,503
Foreclosed assets	(2,462)	(1,499)
Mortgage servicing rights	6,168	15,091

	$6,325	$29,095

The table below presents the changes in our Level 3 balances for the three-month period ended March 31, 2011.

	Investments	Mortgage
	Available-for-Sale	Servicing Rights	Derivatives	Total
Balance at December 31, 2010	$1,511,847	$146,028	$(7,951)	$1,649,924
Gains/(losses) in other comprehensive income	45,328	—	257	45,585
Gains/(losses) in earnings	—	6,168	864	7,032
Additions	—	9,101	—	9,101
Repayments	(132,774)	—	1,441	(131,333)
Sales/Amortization	—	(11,161)	—	(11,161)

Balance at March 31, 2011	$1,424,401	$150,136	$(5,389)	$1,569,148

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

	March 31, 2011		December 31, 2010
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Financial Assets:
Cash and amounts due from depository institutions	$3,289,957	$3,289,957	$1,705,895	$1,705,895
Available-for-sale investment securities	13,393,767	13,393,767	13,371,848	13,371,848
Loans held for investment, net	64,256,068	62,305,840	62,820,434	61,453,371
Loans held for sale	100,706	100,706	150,063	150,063
Mortgage servicing rights	150,136	156,473	146,028	148,746
Mortgage interest rate lock commitments	1,250	1,250	734	734
Financial Liabilities:
Deposits	46,995,157	45,145,510	42,673,293	42,592,642
Borrowings and other debt obligations	31,523,489	32,697,618	33,630,117	34,764,709
Interest rate derivative instruments	145,823	145,823	190,038	190,038
Total return swap	4,081	4,081	4,081	4,081
Mortgage banking forward commitments	(834)	(834)	3,488	3,488
Unrecognized financial instruments:(1)
Commitments to extend credit	97,896	97,818	110,705	110,617

(1)	The amounts shown under “carrying value” represent accruals or deferred income arising from those unrecognized financial instruments.
The following methods and assumptions were used to estimate the fair value of each class of financial instruments:
Cash and amounts due from depository institutions and interest-earning deposits. For these short-term instruments, the carrying amount equals the fair value.
Investment securities available-for-sale. Generally, the fair value of investment securities available-for-sale is based on a third party pricing service which utilizes matrix pricing on securities that actively trade in the marketplace. For investment securities that do not actively trade in the marketplace, fair value is obtained from third party broker quotes. For certain non-agency mortgage backed securities, SHUSA determines the estimated fair value for these securities by evaluating pricing information from a combination of sources such as third party pricing services, third party broker quotes for certain securities and from another independent third party valuation source. These quotes are benchmarked against similar securities that are more actively traded in order to assess the reasonableness of the estimated fair values. The fair market value estimates we assign to these securities assume liquidation in an orderly fashion and not under distressed circumstances. Changes in fair value are reflected in the carrying value of the asset and are shown as a separate component of stockholder’s equity.
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
(13) RECENT ACCOUNTING DEVELOPMENTS
In December 2010, the FASB issued ASU 2010-28, an update to Topic 350, “Intangibles — Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments in this Update modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining this, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The amendments in this update are effective for the Company on January 1, 2011. The implementation of this guidance did not have an impact on SHUSA’s financial position or results of operations.
In April 2011, the FASB issued ASU 2011-02, an update to ASC 310-40, “Receivables — Troubled Debt Restructurings by Creditors.” The amendments in this Update are effective for the first interim or annual period beginning on or after June 15, 2011 for the Company, and should be applied retrospectively to the beginning of the annual period of adoption. In evaluating whether a restructuring constitutes a troubled debt restructuring, the Company must separately conclude that the restructuring constitutes a concession as well as the debtor must be experiencing financial difficulties. The amendments to Topic 310 clarify the guidance on a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. The impact of the amendments on SHUSA’s financial position and results of operations are still being evaluated.
In April 2011, the FASB issued ASU 2011-03, an update to ASC 860, “Transfers and Servicing” to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in this update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The amendments in this update are effective for the Company beginning January 1, 2012. The implementation of this guidance is not expected to have an impact on SHUSA’s financial position or results of operations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(14) TRANSACTION RELATED AND INTEGRATION CHARGES AND OTHER RESTRUCTURING COSTS, NET
SHUSA recorded charges against its earnings during 2009 for transaction related and integration charges and other restructuring costs. A rollforward of the three-month periods ending March 31, 2011 and 2010 of the transaction related and integration charges and other restructuring cost accruals are summarized below:

	Contract
	Termination	Severance	Total
Reserve balance at December 31, 2010	$17,239	$15,205	$32,444
Charge recorded in earnings	—	—	—
Payments	(1,897)	(3,414)	(5,311)

Reserve balance at March 31, 2011	$15,342	$11,791	$27,133

	Contract
	Termination	Severance	Total
Reserve balance at December 31, 2009	$27,805	$46,900	$74,705
Charge recorded in earnings	—	—	—
Payments	(2,036)	(11,336)	(13,372)

Reserve balance at March 31, 2010	$25,769	$35,564	$61,333

(15) COMMITMENTS AND CONTINGENIES
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(15) COMMITMENTS AND CONTINGENIES (continued)
The complaint asks the court to declare that the acquisition of SHUSA was a “change of control” under the Indenture and seeks damages equal to the interest that the complaint alleges should have been paid by SHUSA for the benefit of holders of Trust PIERS. If the Trustee prevails in the lawsuit, the potential impact on SHUSA as of March 31, 2011, would be a reduction of pre-tax income up to approximately $329 million, of which approximately $277 million relates to the difference in the current carrying amount of the subordinated debentures and the principal amount due at maturity.
SHUSA believes the acquisition by Santander was not a “change of control” and intends to vigorously defend its position against any claims by the Trustee or any holder of Trust PIERS. As we believe no loss is probable, no accrual has been recorded.
Fabrikant & Sons Bankruptcy Adversary Proceeding
In October 2007, the official committee of unsecured creditors of the debtors, M. Fabrikant & Sons (“MFS”) and a related company, Fabrikant-Leer International, Ltd. (“FLI”), filed an adversary proceeding against Sovereign Precious Metals, LLC (“SPM”), a wholly owned subsidiary of Sovereign Bank, and Sovereign Bank in the United States Bankruptcy Court for the Southern District of New York. The proceeding seeks to avoid $22 million in obligations otherwise due to Sovereign (and formerly SPM) with respect to gold previously consigned to debtor by Sovereign. In addition, the adversary proceeding seeks to recover over $9.8 million in payments made to Sovereign by an affiliate of the debtors. Several other financial institutions were named as defendants based upon other alleged fraudulent transfers. Defendants’ motions to dismiss were denied in part and allowed in part. Claims remain against Sovereign for approximately $33 million. As we believe no loss is probable, no accrual has been recorded.
Other
Reference should be made to Note 10 for disclosure regarding the lawsuit filed by SHUSA against the Internal Revenue Service/United States. In addition to the proceedings described above and the litigation described in Note 10 above, SHUSA in the normal course of business is subject to various other pending and threatened legal proceedings in which claims for monetary damages and other relief are asserted. We do not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of such other legal proceedings will have a material adverse effect on our financial position. However, we cannot now determine whether or not any claims asserted against us, whether in the proceedings specifically described above, the matter described in Note 10 above, or otherwise, will have a material adverse effect on our results of operations in any future reporting period, which will depend on, among other things, the amount of any loss resulting from the claim and the amount of income otherwise reported for the reporting period.
On April 13, 2011, Sovereign Bank consented to the issuance of a Consent Order (the “Order”) by the OTS, its primary federal banking regulator, as part of an interagency horizontal review of foreclosure practices at 14 mortgage servicers. The Order, requires the Bank to take a number of actions, including designating a committee to monitor and coordinate the Bank’s compliance with the provisions of the Order, developing and implementing plans to improve the Bank’s mortgage servicing and foreclosure practices and taking certain other remedial actions. The Bank must also retain an independent consultant to conduct a review of certain foreclosure actions or proceedings for loans serviced by the Bank. The Order will remain in effect until modified or terminated by the OTS, or its successor agencies. The Bank may also be subject to civil money penalties, however the Bank is unable to determine the likelihood or amount of such penalties at this time and accordingly, no accrual has been recorded.
(16) SUBSEQUENT EVENTS
The Company evaluated events from the date of the consolidated financial statements on March 31, 2011 through the issuance of those consolidated financial statements included in this Quarterly Report on Form 10-Q.
The Consent Order issued by the OTS on April 13, 2011 is disclosed in Note 15 to the consolidated financial statements.
The public offer and sale of $500 million aggregate principal amount of its 4.625% Senior Notes due in 2016 is disclosed in Note 5 to the consolidated financial statements.
No additional events were identified requiring recognition in and/or disclosure in the consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY
SHUSA provides customers with a broad range of financial products and services through its two primary subsidiaries, Sovereign Bank and Santander Consumer USA (“SCUSA”).
Sovereign Bank is a $76 billion financial institution as of March 31, 2011 with community banking offices, operations and team members located principally in Pennsylvania, Massachusetts, New Jersey, Connecticut, New Hampshire, New York, Rhode Island, and Maryland. Sovereign Bank gathers substantially all of its deposits in these market areas. We use our deposits, as well as other financing sources, to fund our loan and investment portfolios. We earn interest income on our loans and investments. In addition, we generate non-interest income from a number of sources including deposit and loan services, sales of loans and investment securities, capital markets products and bank-owned life insurance. Our principal non-interest expenses include employee compensation and benefits, occupancy and facility-related costs, technology and other administrative expenses. Our volumes, and accordingly our financial results, are affected by the economic environment, including interest rates, consumer and business confidence and spending, as well as the competitive conditions within our geographic footprint.
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
On January 30, 2009, the Company was acquired by Santander. In July 2009, Santander contributed SCUSA, a majority owned subsidiary, into SHUSA.
Our customers select SHUSA for banking and other financial services based on our ability to assist customers by understanding and anticipating their individual financial needs and providing customized solutions. Following the acquisition by Santander, Sovereign Bank began to change its strategy substantially. During 2009 and much of 2010 our primary emphasis was stabilization, a turnaround of the Company and its operating results, by re-aligning various elements of the Santander business model into its reporting structure. The second phase, transformation, has already begun and focuses on creating a sound, sustainable, and competitive franchise.
Successful stabilization efforts included improving risk management and collections, improving our margins and efficiency, and reorganizing to align to Santander business models. Noteworthy accomplishments include a return to positive operating cash flows and profitability in 2010, establishment of a centralized and independent risk management function, implementation of certain pricing and fee assessment changes to our deposit portfolio, implementation of a new sales process across the network while introducing several new products in connection with our Better Banking campaigns, and completion of a significant reduction in workforce, in large part, from consolidating certain back office functions or eliminating certain middle to senior management positions.
Moving forward into the transformation phase, we are focused on longer-term initiatives to continue to build a solid banking franchise.
Growing Corporate Banking is a key priority for Sovereign. Management plans to take a measured and gradual approach to building a strong franchise. Significant Corporate Banking initiatives include strengthening our Large Corporate unit as a competitive provider for large corporate customers, balancing penetration of different Corporate Banking units within Sovereign’s footprint in New England, Metro New York, and the Mid-Atlantic, increasing participation in syndicated and club loans to in-footprint companies, upgrading the technology platform and operational capabilities, and taking advantage of Santander’s global presence by seeking U.S. Transaction Banking business from non-U.S. Santander clients and by offering Santander’s support in other jurisdictions as an enticement to U.S. customers.
Retail Banking efforts will focus on increasing market share in the existing primary service area, cross-selling to existing and new customers, and reducing dependence on third-party service providers. Significant initiatives in Retail Banking will include migrating to Santander’s retail banking platform and subsequent implementation of more robust product applications and MIS, enhancing the online, ATM, and call center platforms, introducing mobile banking and enhanced functionality in the existing electronic banking platform, and developing the capability to issue and service credit cards directly.

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
The true impact of this legislation to SHUSA and the industry will be unknown until these reforms are complete, although they will involve higher compliance costs. Certain elements, such as the debit interchange legislation, will negatively affect our revenue and earnings; while certain other elements, such as the “Collins Amendment”, will phase in the heightened capital standards by eliminating trust preferred securities as tier 1 regulatory capital for certain financial institutions. Other impacts include increases to the levels of deposit insurance assessments on large insured depository institutions, impacts to the nature and levels of fees charged to consumers, consolidation of regulatory agencies that would impact our primary regulator (the Office of Thrift Supervision), changes to the types of derivative activities that Sovereign Bank and other insured depository institutions may conduct, and other increases to capital, leverage and liquidity requirements for banks and bank holding companies. Financial institutions deemed to be systemically important (generally defined as financial institutions, similar to SHUSA, with greater than $50 billion in total assets) will be subject to additional supervision and requirements to develop resolution plans for potential economic and market events that could have a significant negative impact on their business. These changes could impact the future profitability and growth of SHUSA.
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
On December 16, 2010, the Basel Committee on Banking Supervision issued “Basel III: A global regulatory framework for more resilient banks and banking systems” (Basel III). Basel III is a comprehensive set of reform measures designed to strengthen the regulation, supervision and risk management of the banking sector. The Basel III rules do not apply to U.S. banks or holding companies automatically. If implemented by U.S. regulators as proposed, Basel III would significantly increase the capital required to be held by the Company and narrow the types of instruments which would qualify as providing appropriate capital.
FORECLOSURE MATTERS
On April 13, 2011, Sovereign Bank consented to the issuance of a Consent Order (the “Order”) by the OTS, its primary federal banking regulator, as part of an interagency horizontal review of foreclosure practices at 14 mortgage servicers. The Order, requires the Bank to take a number of actions, including designating a committee to monitor and coordinate the Bank’s compliance with the provisions of the Order, developing and implementing plans to improve the Bank’s mortgage servicing and foreclosure practices and taking certain other remedial actions. The Bank must also retain an independent consultant to conduct a review of certain foreclosure actions or proceedings for loans serviced by the Bank. On its own initiative in October 2010, the Bank began a comprehensive review of its foreclosure processes. Based on the results of that review, the Bank took corrective action to address deficiencies in its mortgage foreclosure practices and is in the process of implementing additional measures to address the issues raised in the Order. The Company estimates that it and the Bank will incur costs of approximately $12 million relating to compliance with the Order, including expenses for consultants, additional staffing and legal expenses. The Company and the Bank may incur further expenses related to compliance with the Order.
The Order will remain in effect until modified or terminated by the OTS, or its successor agencies. Any material failure to comply with the provisions of the Order could result in enforcement actions by the OTS, or its successor agencies. While the Bank intends to take such actions as may be necessary to enable the Bank to comply fully with the provisions of the Order, and the Bank is currently aware of no impediment to achieving full compliance with the Order, there can be no assurance that the Bank will be able to comply fully with the provisions of the Order, or to do so within the timeframes required, or that compliance with the Order will not be more time consuming, more expensive, or require more managerial time than anticipated. The Bank may also be subject to civil money penalties, however the Bank is unable to determine the likelihood or amount of such penalties at this time, and accordingly, no accrual has been recorded.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
We considered the potential impact on future servicing costs to our mortgage servicing rights (MSR) valuations in connection with the Order and determined that no further impairment currently exists.
CREDIT RISK ENVIRONMENT
Although market conditions have steadily improved since the second half of 2009, unemployment in the United States continues to remain near historically high levels, and conditions are expected to remain challenging for financial institutions in 2011. Conditions in the housing market have been difficult over the past few years and there was a significant tightening of available credit in the marketplace. Declining real estate values and financial stress on borrowers resulted in elevated levels of delinquencies and charge-offs. The unprecedented steps taken by the U.S. Government in late 2008 and early 2009 along with similar stimulative actions taken by governments around the world, resulted in improved liquidity in the capital markets and market conditions improved materially in the second half of 2009.
The credit quality of our loan portfolio has a significant impact on our operating results. We continue to experience overall credit quality improvement including signs of improvement in our commercial and consumer portfolios beginning in 2010 and continuing into 2011. We had net charge-offs of $246.7 million during the three months ended March 31, 2011 compared to $343.7 million during the corresponding period in the prior year. Net charge-offs related to SCUSA for three-month period ended March 31, 2011 were $97.5 million compared to $125.5 million for the three-month period ended March 31, 2010. Our provision for credit losses was $307.8 million during the three months ended March 31, 2011 compared to $412.7 million during the corresponding period in the prior year.
The allowance for loan losses remained steady at $2.2 billion at March 31, 2011 and December 31, 2010 while total loans held for investment increased to $66.5 billion from $65.0 billion for the same respective periods. The increase in loans held for investment is primarily attributable to a $1.7 billion loan acquisition during the first quarter of 2011.
Conditions in the housing market have significantly impacted areas of our business. Certain segments of our consumer and commercial loan portfolios have exposure to the housing market. Total residential real estate loans increased to $11.6 billion at March 31, 2011 from $11.2 billion at December 31, 2010, while Alt-A residential real estate loans (also known as limited documentation) decreased to $1.8 billion from $2.1 billion over the same respective period. Credit losses on our Alt-A residential real estate loans have decreased year-over-year and totaled $7.5 million during the three-month period ended March 31, 2011 compared to $9.0 million for the corresponding period in the prior year. Future performance of our residential loan portfolio will continue to be significantly influenced by home prices in the residential real estate market, unemployment and general economic conditions.
The homebuilder industry also has been impacted by difficult new home sales volumes and values of residential real estate which has impacted the profitability and liquidity of these companies. Declines in real estate prices have been the most pronounced in certain states where previous increases were the largest, such as California, Florida and Nevada. Additionally, heightened foreclosure volumes have continued in various other areas due to the generally challenging economic environment and levels of unemployment. SHUSA provided financing to various homebuilder companies which is included in our commercial loan portfolio. The Company has been working on reducing its exposure to this loan portfolio which has resulted in it declining to $151.7 million at March 31, 2011 compared to $439.6 million a year ago. At March 31, 2011, the entire homebuilder loan portfolio lies in our geographic footprint which generally has had more stable economic conditions on a relative basis compared to the national economy. We will continue to monitor the credit quality of this portfolio in future periods given the recent market conditions and determine the impact, if any, on the allowance for loan losses related to these homebuilder loans.
We have seen signs of stabilization in non-performing assets in our residential loan portfolio. Non-performing assets for this portfolio decreased for the fourth consecutive quarter to $578.9 million at March 31, 2011, and are comparable to December 31, 2010 levels of $602.0 million. We expect that the difficult housing environment as well as the overall challenging economic conditions will continue to impact our residential portfolio.
Sovereign Bank also has $6.9 billion of home equity loans and lines of credit at March 31, 2011 compared to $7.0 billion at December 31, 2010. The majority of this portfolio consists of loans with an average FICO at origination of 782 and an average loan to value of 55.1%. We have total non-performing loans of $121.8 million for this loan portfolio at March 31, 2011 compared to non-performing loans of $125.3 million at December 31, 2010.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
SHUSA has $18.9 billion of auto and other consumer loans at March 31, 2011, compared to $17.8 billion at December 31, 2010, of which approximately $1.7 billion were purchased by Sovereign Bank from third parties during the three months ended March 31, 2011. Our non-performing auto and other consumer loans decreased to $400.0 million at March 31, 2011 from $592.7 million at December 31, 2010.
As previously stated, SCUSA’s target customer base is focused on individuals with past credit problems. The current FICO distribution for its $15.5 billion loan portfolio is as follows.

FICO Band	% of Portfolio
> 650	20%
650-601	28%
600-551	28%
550-501	16%
<=500	8%
Although credit loss rates on this portfolio are elevated (3.86% during 2010 and 2.49% for the three-month period ended March 31, 2011), the pricing on the portfolios contemplates this as gross loan yields for SCUSA’s portfolio were 16.44% for the three-month period ended March 31, 2011.
In the three-month period ended March 31, 2011 non-performing asset loans in each of our commercial portfolios declined. Commercial real estate non-performing loans decreased to $569.2 million at March 31, 2011 from $653.2 million at December 31, 2010. Non-performing multi-family loans decreased to $199.7 million at March 31, 2011 from $224.7 million at December 31, 2010, and non-performing other commercial loans decreased to $461.4 million at March 31, 2011 from $528.3 million at December 31, 2010.
CURRENT INTEREST RATE ENVIRONMENT
Net interest income represents a significant portion of the Company’s revenues. Accordingly, the interest rate environment has a substantial impact on SHUSA’s earnings. The Company currently is in an asset sensitive interest rate risk position. During the first three months of 2011, our net interest margin increased to 5.02% from 4.35% in the three months ended March 31, 2010. This increase in margin is primarily attributable to the changing interest rate environment combined with a mix shift from higher cost wholesale deposits to lower cost retail deposits. These actions have improved Sovereign Bank’s net interest margin from 2.81% in the first quarter of 2010 to 2.99% in the first quarter of 2011. Net interest margin in future periods will be impacted by several factors such as but not limited to, our ability to grow and retain core deposits, the future interest rate environment, loan and investment prepayment rates, and changes in non-accrual loans. See our discussion of Asset and Liability Management practices in a later section of this MD&A, including the estimated impact of changes in interest rates on SHUSA’s net interest income.
RECENT INDUSTRY CONSOLIDATION
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
RESULTS OF OPERATIONS
General
SHUSA reported pre-tax income of $493.8 million for the three months ended March 31, 2011, compared to $134.8 million for the three months ended March 31, 2010. Results for the three months ended March 31, 2011 were favorably impacted by $61.9 million of investments security gains and residential and multi-family servicing right recoveries of $6.2 million. Results for the three months ended March 31, 2010 included $26.3 million of investment security gains and residential and multi-family servicing right recoveries of $15.1 million. Additionally, interest on loans and consumer fee income increased $192.2 million and $81.2 million, respectively, from the same period one year ago due to $8.0 billion of loans acquired by SCUSA during the latter half of 2010 and $1.7 billion of loans acquired by Sovereign Bank during the first quarter of 2011.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
THREE-MONTH PERIOD ENDED MARCH 31, 2011 AND 2010
(in thousands)

	2011			2010
		Tax			Tax
	Average	Equivalent	Yield/	Average	Equivalent	Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
EARNING ASSETS
INVESTMENTS	$15,700,896	$125,453	3.20%	$15,265,030	$126,021	3.30%
LOANS:
Commercial loans	22,264,938	227,006	4.12%	24,168,740	266,408	4.46%
Multi-family	6,811,248	87,912	5.20%	5,260,750	72,707	5.55%
Consumer loans
Residential mortgages	11,493,726	131,352	4.57%	11,079,683	139,626	5.04%
Home equity loans and lines of credit	6,971,252	67,092	3.90%	7,047,618	72,905	4.19%

Total consumer loans secured by real estate	18,464,978	198,444	4.32%	18,127,301	212,531	4.71%
Auto loans	17,223,851	638,872	15.04%	10,527,066	458,496	17.66%
Other	1,881,391	53,834	11.60%	259,986	4,450	6.94%

Total consumer	37,570,220	891,150	9.60%	28,914,353	675,477	9.45%

Total loans	66,646,406	1,206,068	7.32%	58,343,843	1,014,592	7.03%
Allowance for loan losses	(2,202,809)	—	—	(1,849,661)	—	—

NET LOANS	64,443,597	1,206,068	7.57%	56,494,182	1,014,592	7.26%

TOTAL EARNING ASSETS	80,144,493	1,331,521	6.71%	71,759,212	1,140,613	6.42%
Other assets	11,538,626	—	—	11,300,784	—	—

TOTAL ASSETS	$91,683,119	$1,331,521	5.87%	$83,059,996	$1,140,613	5.54%

FUNDING LIABILITIES
Deposits and other customer related accounts:
Retail and commercial deposits	$31,771,246	$53,048	0.68%	$30,332,643	$58,936	0.79%
Wholesale deposits	1,867,003	2,162	0.47%	1,801,404	6,539	1.47%
Government deposits	1,945,388	1,804	0.38%	2,164,142	1,870	0.35%
Customer repurchase agreements	1,694,662	1,268	0.30%	1,711,910	947	0.22%

TOTAL DEPOSITS	37,278,299	58,282	0.63%	36,010,099	68,292	0.77%

BORROWED FUNDS:
FHLB advances	10,582,628	111,549	4.26%	11,619,886	141,057	4.90%
Fed funds and repurchase agreements	3,202,961	3,399	0.43%	1,606,921	781	0.20%
Other borrowings	18,573,440	163,966	3.56%	15,024,072	158,373	4.24%

TOTAL BORROWED FUNDS	32,359,029	278,914	3.48%	28,250,879	300,211	4.28%

TOTAL FUNDING LIABILITIES	69,637,328	337,196	1.96%	64,260,978	368,503	2.31%
Demand deposit accounts	7,149,476	—	—	7,071,465	—	—
Other liabilities	3,422,329	—	—	1,949,995	—	—

TOTAL LIABILITIES	80,209,133	337,196	1.70%	73,282,438	368,503	2.03%
STOCKHOLDER’S EQUITY	11,473,986	—	—	9,777,558	—	—

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$91,683,119	337,196	1.49%	$83,059,996	368,503	1.79%

NET INTEREST INCOME		$994,325			$772,110

NET INTEREST SPREAD (1)			4.76%			4.10%

NET INTEREST MARGIN (2)			5.02%			4.35%

(1)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(2)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Net Interest Income
Net interest income for the three-month period ended March 31, 2011 was $982.4 million compared to $757.8 million for the same period in 2010. SCUSA generated net interest income of $546.6 million for the three-month period ended March 31, 2011 compared to $359.2 million for the same period in the corresponding year, due primarily to growth in average earning assets at SCUSA. Excluding SCUSA, net interest income increased to $435.8 million for the three-month period ended March 31, 2011, compared to $398.5 million for the same period in the corresponding period in the prior year.
Interest on investment securities and interest earning deposits was $116.2 million for the three-month period ended March 31, 2011, compared to $115.0 million for the same period in 2010. The average balance of investment securities was $15.7 billion with an average tax equivalent yield of 3.20% for the three-month period ended March 31, 2011 compared to an average balance of $15.3 billion with an average yield of 3.30% for the same period in 2010.
Interest on loans was $1,203.4 million for the three-month period ended March 31, 2011, compared to $1,011.2 million for the three-month period in 2010. Average loan balances for the three-month period ended March 31, 2011 increased to $66.6 billion from $58.3 billion for the same period in the corresponding year and yields increased to 7.32% for the three-month period ended March 31, 2011 compared to 7.03% for the corresponding period in the prior year. These increases are driven by $8.0 billion of loans acquired by SCUSA during the latter half of 2010 and $1.7 billion of loans acquired by Sovereign Bank during the first quarter of 2011.
Interest on deposits and related customer accounts was $58.3 million for the three-month period ended March 31, 2011, compared to $68.3 million for the same period in 2010. The average balance of deposits was $37.3 billion with an average cost of 0.63% for the three-month period ended March 31, 2011 compared to an average balance of $36.0 billion with an average cost of 0.77% for the same period in 2010. The reduction in yields has been due to repricing efforts on promotional time deposit accounts from the prior year and decreases in market interest rates. The average balance of non-interest bearing demand deposits remained steady at $7.1 billion for the three-month period ended March 31, 2011 and for the corresponding period in 2010.
Interest on borrowed funds was $278.9 million for the three-month period ended March 31, 2011, compared to $300.2 million for the same period in 2010. The average balance of borrowings was $32.4 billion with an average cost of 3.48% for the three-month period ended March 31, 2011 compared to an average balance of $28.3 billion with an average cost of 4.28% for the same period in 2010. The increase in borrowing levels is due to SCUSA asset earning growth which has been funded with increased borrowings.
Provision for Credit Losses
The provision for credit losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for credit losses for the three-month period ended March 31, 2011 was $307.8 million, compared to $412.7 million for the same period in 2010. Credit losses, while showing signs of stabilizing, remain elevated given recent economic weakness and high unemployment levels which has negatively impacted the credit quality of our loan portfolios.
Non-performing assets were $2.5 billion or 2.75% of total assets at March 31, 2011, compared to $2.9 billion or 3.29% of total assets at December 31, 2010 and $3.1 billion or 3.74% of total assets at March 31, 2010. The decreases from the December 2010 period were primarily driven by our commercial and auto loan portfolios. The decreases from the March 2010 period were primarily driven by our commercial loan portfolios. Future changes to delinquency and non performing assets levels will have a significant impact on our financial results. Management regularly evaluates SHUSA’s loan portfolios, and its allowance for loan losses, and adjusts the loan loss allowance as deemed necessary.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table presents the activity in the allowance for credit losses for the periods indicated:

	Three-Month Period
	Ended March 31,
	2011	2010

Allowance for loan losses, beginning of period	$2,197,450	$1,818,224
Allowance established in connection with reconsolidation of previously unconsolidated securitized assets	—	25,644
Charge-offs:
Commercial	112,339	174,604
Consumer	218,045	258,373

Total Charge-offs	330,384	432,977

Recoveries:
Commercial	6,900	9,880
Consumer	76,834	79,393

Total Recoveries	83,734	89,273

Charge-offs, net of recoveries	246,650	343,704
Provision for loan losses (1)	256,547	432,196

Allowance for loan losses, end of period	2,207,347	1,932,360

Reserve for unfunded lending commitments, beginning of period	300,621	259,140
Provision for unfunded lending commitments (1)	51,225	(19,489)
Reserve for unfunded lending commitments, end of period	351,846	239,651

Total allowance for credit losses, end of period	$2,559,193	$2,172,011

(1)	The provision for credit losses on the consolidated statement of operations is the sum of the total provision for loan losses and provision for unfunded lending commitments.
Non-Interest Income
Total non-interest income was $312.2 million for the three-month period ended March 31, 2011, compared to $202.6 million for the same period in 2010. The three-month period ended March 31, 2011 includes $61.9 million of gains on the sale of investment securities and $6.2 million gain from changes in residential and multi-family MSR impairment reserves.
Consumer banking fees were $172.9 million for the three-month period ended March 31, 2011, compared to $91.6 million for the same period in 2010, representing an increase of 88.7%. The increase for the three-month period ended March 31, 2011 is due to growth in consumer loan fees which increased $86.0 million during the twelve-month period ended March 31, 2011 due to growth in the SCUSA loan portfolio. Consumer banking fees for the three-month period ended March 31, 2011 also reflect the impact of reduced overdraft fee revenues due to regulatory changes that took effect on August 15, 2010.
Commercial banking fees were $44.6 million for the three-month period ended March 31, 2011, compared to $45.6 million for the same period in 2010, representing a decrease of 2.2%. The Company has been able to maintain its commercial fee levels in spite of declining commercial loan balances due to pricing changes on its commercial deposit and loan portfolios.
Net mortgage banking income was composed of the following components:

	Three Months Ended
	March 31,
	2011	2010
Sales of mortgage loans and related securities	$5,682	$8,325
Net losses on hedging activities	(3,489)	(1,433)
Mortgage servicing fees	12,843	13,539
Amortization of mortgage servicing rights	(11,161)	(15,306)
Residential mortgage servicing rights recoveries	1,682	14,689
Sales and changes to recourse reserves of multi-family loans	(449)	(542)
Multi-family mortgage servicing rights recoveries	4,486	401

Total mortgage banking income	$9,594	$19,673

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
Sales of mortgage loans have increased for the three-month period ended March 31, 2011 compared to March 31, 2010. Although the percentage of production being sold was consistent in both periods, new loan volumes were 33% higher in 2011 than in 2010. For the three-month period ended March 31, 2011, SHUSA sold $333.7 million of loans at a gain of $5.7 million, compared to $251.1 million of loans at a gain of $8.3 million in the corresponding period in the prior year.
As of March 31, 2011, Sovereign Bank services approximately 157,000 residential mortgage loans and has approximately 3,200 residential mortgage loans in the process of foreclosure. The average number of mortgage and home equity foreclosures initiated monthly for loans serviced by Sovereign Bank and third parties is approximately 280 and 340, of approximately 289,000 and 290,000 total mortgage and home equity loans serviced by Sovereign Bank and third parties for the twelve-month periods ended March 31, 2011 and December 31, 2010, respectively.
At March 31, 2011 and December 31, 2010, SHUSA serviced residential real estate loans for the benefit of others totaling $14.5 billion for and $14.7 billion, respectively. The fair value of the servicing portfolio at March 31, 2011 and December 31, 2010 was $147.8 million and $148.7 million, respectively. For the three months ended March 31, 2011, SHUSA recorded recoveries of $1.7 million on our mortgage servicing rights resulting from slower than expected prepayments on our residential mortgage portfolio. The most important assumptions in the valuation of mortgage servicing rights are anticipated loan prepayment rates (CPR) and the positive spread received for holding escrow related balances. Increases in prepayment speeds (which are generally driven by lower long term interest rates) result in lower valuations of mortgage servicing rights, while lower prepayment speeds result in higher valuations. The escrow related credit spread is the estimated reinvestment yield earned on the serviced loan escrow deposits. Increases in escrow related credit spreads result in higher valuations of mortgage servicing rights while lower spreads result in lower valuations. For each of these items, SHUSA must make market assumptions based on future expectations. All of the assumptions are based on standards that we believe would be utilized by market participants in valuing mortgage servicing rights and are consistently derived and/or benchmarked against independent public sources. Additionally, an independent appraisal of the fair value of our mortgage servicing rights is obtained annually and is used by management to evaluate the reasonableness of our discounted cash flow model. Future changes to prepayment speeds may cause significant future charges or recoveries of previous impairments in future periods.
Listed below are the most significant assumptions that were utilized by SHUSA in its evaluation of mortgage servicing rights for the periods presented.

	March 31, 2011	December 31, 2010	March 31, 2010	December 31, 2009
CPR	16.49%	16.82%	21.56%	24.44%
Escrow credit spread	2.40%	2.41%	3.06%	3.17%
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
SHUSA previously sold multi-family loans in the secondary market to Fannie Mae while retaining servicing. Under the terms of the sales program with Fannie Mae, we retain a portion of the credit risk associated with such loans. As a result of this agreement with Fannie Mae, SHUSA retains a 100% first loss position on each multi-family loan sold to Fannie Mae under such program until the earlier to occur of (i) the aggregate losses on the multi-family loans sold to Fannie Mae reaching the maximum loss exposure for the portfolio as a whole ($217.7 million as of March 31, 2011) or (ii) until all of the loans sold to Fannie Mae under this program are fully paid off. The maximum loss exposure is available to satisfy any losses on loans sold in the program subject to the foregoing limitations. In September 2009, the Bank elected to stop selling multi-family loans to Fannie Mae and since that time has retained all production for the loan portfolio.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company has established a liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae. This liability represents the amount that the Company estimates that it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon an industry-based default curve with a range of estimated losses. At March 31, 2011 and December 31, 2010, SHUSA had a $150.6 million and $171.7 million liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae under this sales program.
At March 31, 2011 and December 31, 2010, SHUSA serviced $10.8 billion and $11.2 billion, respectively, of loans for Fannie Mae that had been sold to Fannie Mae pursuant to this program with a maximum potential loss exposure of $217.7 million and $217.9 million, respectively. As a result of this retained servicing on multi-family loans sold to Fannie Mae, the Company had loan servicing assets of $2.4 million and $3.7 thousand at March 31, 2011 and December 31, 2010, respectively. During the three-month period ended March 31, 2011 and the corresponding period in the prior year, SHUSA recorded servicing asset amortization of $2.1 million and $2.4 million, respectively. Additionally, during the first three months of 2011, SHUSA recorded a net servicing right asset recovery of $4.5 million, compared to a net recovery of $0.4 million in the corresponding period in the prior year.
Capital markets revenues were $6.4 million for the three-month period ended March 31, 2011, compared to $4.4 million for the same period in 2010.
Bank owned life insurance (BOLI) income represents the increase in the cash surrender value of life insurance policies for certain employees where the Bank is the beneficiary of the policies, as well as the receipt of insurance proceeds. The increase in BOLI income to $13.9 million for the three-month period ended March 31, 2011, compared to $13.5 million for the comparable period in the prior year is due primarily to increased death benefits as well as lower returns on certain polices.
Net gains on investment securities were $61.9 million for the three-month period ended March 31, 2011, compared to net gains of $26.3 million for the same period in 2010. See Note 2 for further discussion.
General and Administrative Expenses
General and administrative expenses for the three-month period ended March 31, 2011 were $452.8 million, compared to $362.9 million for the same period in 2010. This increase was due primarily to increased compensation and benefit expenses and increased loan expenses at SCUSA due to additional employee count and additional servicing fees resulting from 2010 acquisition activity. Additional increases relate to additional employee count and the reinstatement of personnel benefits at Sovereign Bank. From June 2009 to June 2010, the Company ceased matching employee contributions. In July 2010, the Company resumed matching 100% of employee contributions up to 3% of their compensation and then 50% of employee contributions between 3% and 5%.
Other Expenses
Other expenses consist primarily of amortization of intangibles, deposit insurance expense, merger related and integration charges, equity method investment expense and other restructuring and proxy and related professional fees. Other expenses were $40.3 million for the three-month period ended March 31, 2011, compared to $49.9 million for the same period in 2010.
SHUSA recorded intangible amortization expense of $13.8 million for the three-month period ended March 31, 2011, compared to $16.8 million for the corresponding period in the prior year. The decrease in the current year period is due primarily to decreased core deposit intangible amortization expense on previous acquisitions.
Income Tax Provision/(Benefit)
An income tax provision of $176.7 million was recorded for the three-month period ended March 31, 2011, compared to $41.7 million for the same period in 2010 resulting in an effective tax rate of 35.79% in the three-months ended March 31, 2011 compared to 30.91% in 2010.
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. SHUSA reviews its tax balances quarterly and as new information becomes available, the balances are adjusted, as appropriate. The Company is subject to ongoing tax examinations and assessments in various jurisdictions. On June 17, 2009, SHUSA filed a lawsuit against the United States in Federal District Court seeking a refund of assessed taxes paid for tax years 2003-2005 related to two separate financing transactions with an international bank totaling $1.2 billion. As a result of these two financing transactions, SHUSA was subject to foreign taxes of $154.0 million during the years 2003 through 2005 and claimed a corresponding foreign tax credit for foreign taxes paid during those years, which the IRS disallowed. The IRS also disallowed SHUSA’s deductions for interest expense and transaction costs, totaling $24.9 million in tax liability, and assessed interest and penalties totaling approximately $70.8 million. In 2006 and 2007, SHUSA was subject to an additional $87.6 million and $22.5 million of foreign taxes, respectively, as a result of the two financing transactions, and SHUSA’s entitlement to foreign tax credits in these amounts will be determined by the outcome of the 2003-2005 litigation. In addition, the outcome of the litigation will determine whether SHUSA is subject to additional tax liability of $37.1 million related to interest expense and transaction cost deductions, and whether SHUSA will be subject to interest and penalties for 2006 and 2007. The audit for 2006-2007 is currently winding up and is expected to close this year. SHUSA continues to believe that it is entitled to claim these foreign tax credits taken with respect to the transactions and also continues to believe it is entitled to tax deductions for the related issuance costs and interest deductions based on tax law. SHUSA maintains its tax reserve at $96.7 million as of March 31, 2011. SHUSA believes this reserve amount adequately provides for any potential exposure to the IRS related to these items. However, as the Company continues to go through the litigation process, we will continue to evaluate the appropriate tax reserve levels for this position and any changes made to the tax reserves may materially affect SHUSA’s income tax provision, net income and regulatory capital in future periods.
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Retail Banking segment net interest income increased $12.3 million to $191.4 million for the three-month period ended March 31, 2011 compared to the corresponding period in the preceding year, due to increased earnings resulting from the $1.7 billion of loans acquired during the first quarter of 2011. The average balance of loans was $23.4 billion for the three months ended March 31, 2011 compared to an average balance of $21.8 billion for the corresponding period in the preceding year. The average balance of deposits was $35.8 billion for the three months ended March 31, 2011, compared to $35.0 billion for the same period a year ago. The provision for credit losses increased $1.4 million for the three months ended March 31, 2011 and is driven by increased allowance allocations for the division’s loan portfolio. Provision levels have been at elevated levels since the third quarter of 2008 due to increasing high levels of unemployment. General and administrative expenses totaled $254.4 million for the three months ended March 31, 2011, compared to $238.9 million for the three months ended March 31, 2010. The increase in general and administrative expenses is due to increased compensation and benefit expense within the retail banking division resulting from higher headcount and the reinstatement of personnel benefits at Sovereign Bank during July 2010.
The Specialized Business segment net interest income increased $10.3 million to $73.6 million for the three-month period ended March 31, 2011 compared to the corresponding period in the preceding year. The net spread on a match funded basis for this segment was 1.8% for the first three months of 2011 compared to 1.52% for the same period in the prior year. The average balance of loans for the three-month period ended March 31, 2011 was $14.5 billion compared with $14.4 billion for the corresponding period in the prior year. Fees and other income/(losses) were $14.0 million for the three-month period ended March 31, 2011 compared to $9.1 million for the corresponding period in the prior year. The provision for credit losses increased $4.2 million to $83.4 million for the three months ended March 31, 2011 due to a higher level of specific reserves. General and administrative expenses totaled $10.4 million for the three months ended March 31, 2011, compared to $9.2 million for the three months ended March 31, 2010.
The Corporate segment net interest income decreased $12.5 million to $77.1 million for the three-month period ended March 31, 2011 compared to the corresponding period in the preceding year. The net spread on a match funded basis for this segment was 1.9% for the first three months of 2011 compared to 2.0% for the same period in the prior year. The average balance of loans for the three months ended March 31, 2011 was $10.9 billion compared with $12.8 billion for the corresponding period in the prior year. The provision for credit losses decreased $20.1 million to $35.8 million for the three months ended March 31, 2011 due to a decrease in specific reserve allocations on certain segments within our commercial loan portfolio. General and administrative expenses (including allocated corporate and direct support costs) were $35.8 million for the three months ended March 31, 2011 compared with $35.2 million for the corresponding period in the prior year.
The Global Banking segment net interest income increased $8.7 million to $11.8 million for the three-month period ended March 31, 2011 compared to the corresponding period in the preceding year. The net spread on a match funded basis for this segment was 1.75% for the first three months of 2011 compared to 2.1% for the same period in the prior year. The average balance of loans for the three months ended March 31, 2011 was $2.1 billion compared with $377.2 million for the corresponding period in the prior year. General and administrative expenses (including allocated corporate and direct support costs) were $3.5 million for the three months ended March 31, 2011 compared with $3.7 million for the corresponding period in the prior year.
The SCUSA segment net interest income increased $187.4 million to $546.6 million for the three-month period ended March 31 2011, compared to the corresponding period in the preceding year, due to increased earnings resulting from the 2010 acquisitions. The average balance of loans for the three months ended March 31, 2011 was $15.6 billion compared with $8.1 billion for the corresponding period in the prior year and the yield on the loan portfolio for the three month period ended March 31, 2011 was 16.44% compared to 21.28% for the corresponding period in the prior year. Average borrowings for the three-month period ended March 31, 2011 were $13.6 billion with an average cost of 2.72%, compared to $7.7 billion with an average cost of 3.62% in the preceding year. The provision for credit losses was $121.7 million for the three months ended March 31, 2011 compared to $205.7 million for the three months ended March 31, 2010. General and administrative expenses totaled $144.9 million for the three months ended March 31, 2011, compared to $73.1 million for the three months ended March 31, 2010. SCUSA continues to remain profitable due to aggressive pricing on its loan portfolio, favorable financing costs and adequate sources of liquidity which in a large part is attributable to its relationship with Santander. Additionally, SCUSA’s successful servicing and collection practices have enabled them to maximize cash collections on their portfolio. Future profitability levels will depend on controlling credit losses and continuing to be able to effectively price its portfolio. SCUSA’s business has also been favorably impacted by the fact that certain competitors have exited the subprime auto market.
Income before income taxes for Other increased $39.5 million to $116.1 million for the three months ended March 31, 2011 compared to the corresponding periods in the preceding year. Net interest income increased $18.6 million to $82.0 million for the three months ended March 31, 2011 compared to the corresponding period in the preceding year due primarily to borrowing yields decreasing 51 basis points for the three-month period ended March 31, 2011. Average borrowings for the three-month period ended March 31, 2011 and 2010 were $18.8 billion and $20.6 billion, respectively, with an average cost of 4.02% and 4.53%.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Critical Accounting Policies
The Company’s significant accounting policies are described in Note 1 to the December 31, 2010 consolidated financial statements filed on 2010 Form 10-K. The preparation of financial statements in accordance with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. We have identified accounting for the allowance for loan losses, derivatives, income taxes and goodwill as our most critical accounting policies and estimates in that they are important to the portrayal of our financial condition and results, and they require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout this Management’s Discussion and Analysis and the December 31, 2010 Management’s Discussion and Analysis filed in our 2010 Form 10-K.
A discussion of the impact of new accounting standards issued by the FASB and other standard setters are included in Note 13 to the consolidated financial statements.
FINANCIAL CONDITION
Loan Portfolio
At March 31, 2011, commercial loans totaled $22.2 billion representing 33.4% of SHUSA’s loan portfolio, compared to $22.4 billion, or 34.4% of the loan portfolio, at December 31, 2010 and $23.7 billion, or 40.4% of the loan portfolio, at March 31, 2010. At March 31, 2011 and December 31, 2010, only 15% and 13%, respectively, of our total commercial portfolio was unsecured. The ability for SHUSA to originate commercial loans to credit worthy customers in recent quarters has been limited due to challenging economic conditions which has resulted in reduced loan demand as corporate borrowers are being more cautious about increasing their Company’s debt obligations.
At March 31, 2011, multi-family loans totaled $6.9 billion representing 10.4% of SHUSA’s loan portfolio, compared to $6.7 billion, or 10.3% of the loan portfolio, at December 31, 2010 and $5.4 billion or 9.2% of the loan portfolio at March 31, 2010. The increase in multi-family loans is due to the Company’s decision not to sell any multi-family loan production during 2010 in order to increase the percentage of our assets in this lower risk asset class.
The consumer loan portfolio secured by real estate (consisting of home equity loans and lines of credit of $6.9 billion and residential loans of $11.6 billion) totaled $18.6 billion at March 31, 2011, representing 27.9% of SHUSA’s loan portfolio, compared to $18.2 billion, or 27.9%, of the loan portfolio at December 31, 2010 and $18.1 billion or 30.8% of the loan portfolio at March 31, 2010. SHUSA entered into a credit default swap in 2006 on a portion of its residential real estate loan portfolio through a synthetic securitization structure. Under the terms of the credit default swap, SHUSA has fulfilled the first loss exposure of $5.2 million as the Protected Party to the transaction. The Company is reimbursed for the next $45.8 million of losses on the remaining loans in the structure, which totaled $1.6 billion at March 31, 2011. Losses above $45.8 million are the responsibility of SHUSA. This credit default swap term is equal to the term of the loan portfolio.
The consumer loan portfolio not secured by real estate (consisting of automobile loans of $16.3 billion and other consumer loans of $2.5 billion) totaled $18.9 billion at March 31, 2011, representing 28.3% of SHUSA’s loan portfolio, compared to $17.8 billion, or 27.4%, of the loan portfolio at December 31, 2010 and $11.5 billion or 19.6% of the loan portfolio at March 31, 2010. Excluding SCUSA, auto loans have declined to $1.6 billion at March 31, 2011 compared to $1.9 billion at December 31, 2010 and $3.0 billion at March 31, 2010 due to run-off in Sovereign Bank’s indirect auto loan portfolio. Sovereign Bank ceased originating all indirect auto loans as of January 2009.
Non-Performing Assets
At March 31, 2011, SHUSA’s non-performing assets decreased by $406.5 million to $2.5 billion compared to $2.9 billion at December 31, 2010. Non-performing assets as a percentage of total loans, real estate owned and repossessed assets decreased to 3.81% at March 31, 2011 from 4.51% at December 31, 2010.

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
SHUSA reserve levels due to nonperforming asset levels and our allowance for credit losses as a percentage of total loans has increased to 3.84% at March 31, 2011 compared to 3.83% at December 31, 2010 and 3.70% at March 31, 2010. Although non-performing assets remain at elevated levels, we have seen improvements from December 31, 2010 levels in the three-month period ended March 31, 2011. Excluding loans that are classified as non-accrual, our loans past due have declined from $2.2 billion at year end to $1.6 billion at March 31, 2011.
The following table presents the composition of non-performing assets at the dates indicated:

	March 31,	December 31,
	2011	2010

Non-accrual loans:
Consumer:
Residential mortgages	$578,850	$602,027
Home equity loans and lines of credit	121,806	125,310
Auto loans and other consumer loans	399,958	592,650

Total consumer loans	1,100,614	1,319,987
Commercial	461,357	528,333
Commercial real estate	569,165	653,221
Multi-family	199,668	224,728

Total commercial loans	1,230,190	1,406,282

Total non-performing loans	2,330,804	2,726,269

Other real estate owned	153,799	143,149
Other repossessed assets	58,216	79,854

Total other real estate owned and other repossessed assets	212,015	223,003

Total non-performing assets	$2,542,819	$2,949,272

Past due 90 days or more as to interest or principal and accruing interest	$—	$169
Annualized net loan charge-offs to average loans	1.48%	2.01%
Non-performing assets as a percentage of total assets	2.75%	3.29%
Non-performing loans as a percentage of total loans	3.50%	4.18%
Non-performing assets as a percentage of total loans, real estate owned and repossessed assets	3.81%	4.51%
Allowance for credit losses as a percentage of total non-performing assets (1)	94.7%	84.7%
Allowance for credit losses as a percentage of total non-performing loans (1)	109.8%	91.6%

(1)	Allowance for credit losses is comprised of the allowance for loan losses and the reserve for unfunded commitments, which is included in other liabilities.
Loans ninety (90) days or more past due and still accruing interest decreased by $0.2 million from December 31, 2010 to March 31, 2011. Potential problem loans (commercial loans delinquent more than 30 days but less than 90 days, although not currently classified as non-performing loans) amounted to approximately $163.1 million and $268.4 million at March 31, 2011 and December 31, 2010, respectively.
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
The following table summarizes TDRs at the dates indicated (in thousands):

	March 31,	December 31,
	2011	2010
Accruing:
Commercial	$81,007	$35,629
Residential	266,719	220,382
Consumer	169,339	200,033

Subtotal accruing	$517,065	$456,044
Non-accruing:
Commercial	$22,795	$68,517
Residential	136,708	131,807
Consumer	39,948	44,790

Subtotal non-accruing	$199,451	$245,114

Total	$716,516	$701,158

Allowance for Credit Losses
The following table presents the allocation of the allowance for loan losses and the percentage of each loan type to total loans at the dates indicated:

	March 31, 2011		December 31, 2010
		% of		% of
		Loans to		Loans to
		Total		Total
	Amount	Loans	Amount	Loans
Allocated allowance:
Commercial loans	$879,989	44%	$905,786	45%
Consumer loans	1,301,907	56	1,275,982	55
Unallocated allowance	25,451	n/a	15,682	n/a

Total allowance for loan losses	$2,207,347	100%	$2,197,450	100%
Reserve for unfunded lending commitments	351,846		300,621

Total allowance for credit losses	$2,559,193		$2,498,071

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
For our commercial loan portfolios excluding small business loans (businesses with sales of up to $3 million), we have specialized credit officers, a monitoring unit and workout units that identify and manage potential problem loans. Changes in management factors, financial and operating performance, company behavior, industry factors and external events and circumstances are evaluated on an ongoing basis to determine whether potential impairment is evident and additional analysis is needed. For our commercial loan portfolios, risk ratings are assigned to each individual loan to differentiate risk within the portfolio and are reviewed on an ongoing basis by credit risk management and revised, if needed, to reflect the borrowers’ current risk profiles and the related collateral positions. The risk ratings consider factors such as financial condition, debt capacity and coverage ratios, market presence and quality of management. Workout officers reassess the most adversely rated borrowers on a quarterly basis, and credit officers review all other borrowers on a regular basis no less often than once per year. SHUSA’s Internal Asset Review group regularly performs loan reviews and assesses the appropriateness of assigned risk ratings. When a credit’s risk rating is downgraded to a certain level, the relationship must be reviewed more frequently and detailed reports completed that document risk management strategies for the credit going forward. When credits are downgraded beyond a certain level, SHUSA’s workout department becomes responsible for managing the credit risk.
Risk rating actions are generally reviewed formally by one or more Credit Committees depending on the size of the loan and the type of risk rating action being taken.
Our consumer loans and small business loans are monitored for credit risk and deterioration with statistical tools considering factors such as delinquency, loan to value, and credit scores. We evaluate our consumer portfolios throughout their life cycle on a portfolio basis.
When problem loans are identified that are secured with collateral, management examines the loan files to evaluate the nature and type of collateral supporting the loans. Management documents the collateral type, date of the most recent valuation, and whether any liens exist, to determine the value to compare against the committed loan amount.
If a loan is identified as impaired and is collateral dependent, an initial appraisal is obtained to provide a baseline in determining the property’s fair market value. The frequency of appraisals depends on the type of collateral being appraised. If the collateral value is subject to significant volatility (due to location of asset, obsolescence, etc.) an appraisal is obtained more frequently. At a minimum, updated appraisals are obtained within a 12 month period, if the loan remains outstanding for that period of time.
When we determine that the value of an impaired loan is less than its carrying amount, we recognize impairment through a provision estimate or a charge-off to the allowance. We perform these assessments on at least a quarterly basis. For commercial loans, a charge-off is recorded when management determines we will not collect 100% of a loan based on the fair value of the collateral, less costs to sell the property, or the net present value of expected future cash flows. Charge-offs are recorded on a quarterly basis and partial charged-off loans continue to be evaluated on a quarterly basis and additional charge-offs or loan loss provisions may be taken on the remaining loan balance utilizing the same criteria.
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
As of March 31, 2011, approximately 18% and 17% of our residential mortgage loan portfolio and home equity loan portfolio had loan-to-value ratios above 100% compared with approximately 19% and 18%, respectively, at December 31, 2010. No loans were originated with LTVs in excess of 100%.
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
As mentioned previously, SHUSA, through its SCUSA subsidiary, acquires loans at a substantial discount from certain companies. Part of this discount is attributable in part to future expected credit losses. Upon acquisition of a portfolio of loans, SCUSA will project future credit losses on the pool and will not amortize this discount to interest income in accordance with Accounting Standard Codification 310-30. The amount of nonaccretable loan discount at March 31, 2011 totaled $835.6 million compared to $966.5 million at December 31, 2010. The reason for the decrease is due primarily to charge-offs during the three months ended March 31, 2011.
Commercial Portfolio. The portion of the allowance for loan losses related to the commercial portfolio has decreased from $905.8 million at December 31, 2010 (3.11% of commercial loans) to $880.0 billion at March 31, 2011 (3.02% of commercial loans).
Consumer Portfolio. The allowance for the consumer loans was $1.3 billion at March 31, 2011 and December 31, 2010. The allowance as a percentage of consumer loans was 3.48% at March 31, 2011 and 3.54% at December 31, 2010. This increase is due primarily to SCUSA loan acquisitions during 2010.
Unallocated Allowance. The unallocated allowance for loan losses was $25.5 million at March 31, 2011 and $15.7 million at December 31, 2010. Management continuously evaluates its allowance methodology; however the unallocated allowance is subject to changes each reporting period due to certain inherent but undetected losses; which are probable of being realized within the loan portfolio.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Reserve for unfunded lending commitments. The reserve for unfunded lending commitments has increased from $300.6 million at December 31, 2010 to $351.8 million at March 31, 2011.
Investment Securities
Investment securities consist primarily of mortgage-backed securities, tax-free municipal securities, U.S. Treasury and government agency securities, corporate debt securities, asset backed securities and stock in the Federal Home Loan Bank of Pittsburgh (“FHLB”). Mortgage-backed securities consist of pass-throughs and collateralized mortgage obligations issued by federal agencies or private label issuers. SHUSA’s mortgage-backed securities are generally either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by Standard and Poor’s and Moody’s at the date of issuance. The Company purchases classes which are senior positions backed by subordinate classes. The subordinate classes absorb the losses and must be completely eliminated before any losses flow through the senior positions. The average life of the available-for-sale investment portfolio at March 31, 2011 was 6.04 years compared to 6.06 years at December 31, 2010.
Total investment securities available-for-sale remained steady at $13.4 billion at March 31, 2011 and December 31, 2010. For additional information with respect to SHUSA’s investment securities, see Note 2 in the Notes to Consolidated Financial Statements.
Other investments, which consists of FHLB stock and repurchase agreements, remained stable at $0.6 billion at March 31, 2011 and December 31, 2010.
Goodwill and Other Intangible Assets
Goodwill was $4.1 billion at March 31, 2011 and December 31, 2010. Other intangibles decreased by $13.8 million at March 31, 2011 compared to December 31, 2010 due to year-to-date amortization expense of $13.8 million.
Goodwill and other indefinite lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing. This testing is required annually, or more frequently if events or circumstances indicate there may be impairment. Impairment testing is performed at the reporting unit level, and not on an individual acquisition basis and is a two-step process. The first step is to compare the fair value of the reporting unit to its carrying value (including its allocated goodwill). If the fair value of the reporting unit is in excess of its carrying value then no impairment charge is recorded. If the carrying value of a reporting unit is in excess of its fair value then a second step needs to be performed. The second step entails calculating the implied fair value of goodwill as if a reporting unit is purchased at its step 1 fair value. This is determined in the same manner as goodwill in a business combination. If the implied fair value of goodwill is in excess of the reporting units allocated goodwill amount then no impairment charge is required. We evaluated our goodwill at December 31, 2010 and determined that it was not impaired. No impairment indicators have been noted since December 31, 2010 and as such, no impairment test has been performed since then. The Company will perform its annual goodwill impairment test at December 31, 2011.
The estimated aggregate amortization expense related to core deposit and other intangibles for each of the five succeeding calendar years ending December 31 is:

	Calendar		Remaining
	Year	Recorded	Amount
Year	Amount	To Date	To Record
2011	$50,973	$13,800	$37,173
2012	38,101	—	38,101
2013	26,293	—	26,293
2014	17,350	—	17,350
2015	9,582	—	9,582
Deposits and Other Customer Accounts
SHUSA attracts deposits within its primary market area with an offering of deposit instruments including demand accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Total deposits and other customer accounts at March 31, 2011 were $47.0 billion compared to $42.7 billion at December 31, 2010.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Borrowings and Other Debt Obligations
SHUSA utilizes borrowings and other debt obligations as a source of funds for its asset growth and its asset/liability management. Collateralized advances are available from the FHLB provided certain standards related to creditworthiness have been met. Funding is also available from the Federal Reserve discount window through the pledging of certain assets. SHUSA also utilizes reverse repurchase agreements, which are short-term obligations collateralized by securities fully guaranteed as to principal and interest by the U.S. Government or an agency thereof, and federal funds lines with other financial institutions. The Company, through its SCUSA subsidiary, has warehouse lines of credit agreements with Santander, our Parent, as well as other financial institutions. SCUSA also securitizes some of its retail automotive installment contracts which are structured as secured financings. These transactions are paid using the cash flows from the underlying retail automotive installment contracts which serve as collateral. During 2010, SHUSA has initiated a holding company level commercial paper issuance program, which is backed by committed lines from Santander, to take advantage of attractive yields given the market appetite for top tier issuers of money market solutions. As of March 31, 2011 there was $550 million of outstanding commercial paper with an effective rate of 1%. Total borrowings at March 31, 2011 and December 31, 2010 were $31.5 billion and $33.6 billion, respectively. The reason for this increase is due to loan growth at SCUSA (via a portfolio acquisition) which was funded with borrowings. See Note 5 for further discussion and details on our borrowings and other debt obligations.
Off Balance Sheet Arrangements
Securitization transactions contribute to SHUSA’s overall funding and regulatory capital management. These transactions involve periodic transfers of loans or other financial assets to special purpose entities (“SPE’s”). The vast majority of SHUSA’s SPE’s are consolidated on the Company’s balance sheet at March 31, 2011. The balance of loans in unconsolidated SPE’s totaled $61.2 million at March 31, 2011.
SHUSA enters into partnerships, which are variable interest entities, with real estate developers for the construction and development of low-income housing. The partnerships are structured with the real estate developer as the general partner and SHUSA as the limited partner. SHUSA is not the primary beneficiary of these variable interest entities. The Company’s risk of loss is limited to its investment in the partnerships, which totaled $111.7 million at March 31, 2011 and any future cash obligations that SHUSA has committed to the partnerships. Future cash obligations related to these partnerships totaled $1.0 million at March 31, 2011. SHUSA investments in these partnerships are accounted for under the equity method.
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
The FDICIA established five capital tiers: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution’s capital tier depends upon its capital levels in relation to various relevant capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized or adequately-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities. At March 31, 2011 and December 31, 2010, Sovereign Bank had met all quantitative thresholds necessary to be classified as well-capitalized under regulatory guidelines.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Federal banking laws, regulations and policies also limit Sovereign Bank’s ability to pay dividends and make other distributions to SHUSA. Sovereign Bank is required to give prior notice to the OTS before paying any dividend. In addition, Sovereign Bank must obtain prior OTS approval to declare a dividend or make any other capital distribution if, after such dividend or distribution, Sovereign Bank’s total distributions to SHUSA within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years, or if Sovereign Bank is not adequately capitalized at the time. In addition, OTS prior approval would be required if Sovereign Bank’s examination or CRA ratings fall below certain levels or Sovereign Bank is notified by the OTS that it is a problem association or an association in troubled condition. The following schedule summarizes the actual capital balances of Sovereign Bank at March 31, 2011 and December 31, 2010:

	TIER 1	TIER 1	TOTAL
	LEVERAGE	RISK-BASED	RISK-BASED
	CAPITAL	CAPITAL	CAPITAL
REGULATORY CAPITAL	RATIO	RATIO	RATIO
Sovereign Bank at March 31, 2011:
Regulatory capital	$7,809,006	$7,739,629	$9,047,961
Minimum capital requirement (1)	1,421,960	2,269,082	4,538,165

Excess	$6,387,046	$5,470,547	$4,509,796

Sovereign Bank capital ratio	10.98%	13.64%	15.95%

Sovereign Bank at December 31, 2010:
Regulatory capital	$7,736,164	$7,680,472	$9,092,918
Minimum capital requirement (1)	2,707,475	2,283,372	4,566,745

Excess	$5,028,689	$5,397,100	$4,526,173

Sovereign Bank capital ratio	11.43%	13.45%	15.93%

(1)	Minimum capital requirement as defined by OTS Regulations.
Liquidity and Capital Resources
Liquidity represents the ability of SHUSA to obtain cost effective funding to meet the needs of customers, as well as SHUSA’s financial obligations. Factors that impact the liquidity position of SHUSA include loan origination volumes, loan prepayment rates, maturity structure of existing loans, core deposit growth levels, certificate of deposit maturity structure and retention, SHUSA’s credit ratings, investment portfolio cash flows, maturity structure of wholesale funding, etc. These risks are monitored and centrally managed. This process includes reviewing all available wholesale liquidity sources. As of March 31, 2011, SHUSA had $15.0 billion in unused available overnight liquidity in the form of unused federal funds purchased lines, unused FHLB borrowing capacity, unused borrowing lines with the Federal Reserve Bank and unencumbered investment portfolio securities. SHUSA also forecasts future liquidity needs and develops strategies to ensure adequate liquidity is available at all times.
Sovereign Bank has several sources of funding to meet its liquidity requirements, including the liquid investment securities portfolio, the core deposit base, the ability to acquire large deposits, FHLB borrowings, Federal Reserve borrowings, wholesale deposit purchases, federal funds purchased and reverse repurchase agreements.
SHUSA has the following major sources of funding to meet its liquidity requirements: dividends and returns of investment from its subsidiaries, short-term investments held by nonbank affiliates and access to the capital markets. Additionally, the Company has the ability to raise funds via our Parent Company and certain subsidiaries of our Parent Company.
As of March 31, 2011, SHUSA had over $24.9 billion in committed liquidity from the FHLB and the Federal Reserve Bank. Of this amount, $15.0 billion is unused and therefore provides additional borrowing capacity and liquidity for the Company. The Company also has available liquidity from unencumbered securities and other market sources of $10.1 billion, as well as cash deposits at March 31, 2011 of $3.3 billion. We believe that we have ample liquidity to fund our operations.
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Net cash provided by operating activities was $1.0 billion for 2011. Net cash used by investing activities for 2011 was $1.7 billion and due primarily to the purchases of $3.0 billion of investments and $1.9 billion of loans, offset by $3.4 billion of investment sales, maturities and repayments. Net cash provided by financing activities for 2011 was $2.2 billion, which consisted primarily of a $4.3 billion increase in deposits and $4.3 billion of proceeds from debt offset by repayments of debt of $6.4 billion. See the Consolidated Statement of Cash Flows for further details on our sources and uses of cash.
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

	Payments Due by Period
		Less than	Over 1 yr	Over 3 yrs	Over
	Total	1 year	to 3 yrs	to 5 yrs	5 yrs
FHLB advances (1)	$11,487,176	$1,578,569	$1,999,595	$5,046,276	$2,862,736
Securities sold under repurchase agreements (1)	969,591	969,591	—	—	—
Fed Funds (1)	1,444,005	1,444,005	—	—	—
Other debt obligations (1) (2)	19,310,794	8,078,041	4,032,873	2,427,719	4,772,161
Junior subordinated debentures due to Capital Trust entities (1) (2)	2,408,550	399,071	117,766	117,766	1,773,947
Certificates of deposit (1)	11,882,591	8,847,378	1,982,039	1,040,554	12,620
Investment partnership commitments (3)	996	890	26	26	54
Operating leases	732,165	109,113	187,469	148,543	287,040

Total contractual cash obligations	$48,235,868	$21,426,658	$8,319,768	$8,780,884	$9,708,558

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

Excluded from the above table are deposits of $35.3 billion that are due on demand by customers. Additionally, $119.9 million of tax liabilities associated with unrecognized tax benefits under FIN 48 have been excluded due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations.
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

	Total
	Amounts	Less than	Over 1 yr	Over 3 yrs
Other Commitments	Committed	1 year	to 3 yrs	to 5 yrs	Over 5 yrs
Commitments to extend credit	$15,287,634	$5,130,261	$3,219,297	$1,822,547	$5,115,529
Standby letters of credit	3,208,927	1,422,923	1,384,758	240,911	160,335
Loans sold with recourse	259,684	7,048	65,832	48,759	138,045
Forward buy commitments	615,716	562,386	53,330	—	—

Total commitments	$19,371,961	$7,122,618	$4,723,217	$2,112,217	$5,413,909

SHUSA’s standby letters of credit meet the definition of a guarantee under the guarantees topic of the FASB Accounting Standards Codification. These transactions are conditional commitments issued by SHUSA to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 1.7 years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. SHUSA has various forms of collateral, such as real estate assets and customer business assets. The maximum undiscounted exposure related to these commitments at March 31, 2011 was $3.2 billion, and the approximate value of the underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $2.6 billion. The fees related to standby letters of credit are deferred and amortized over the life of the commitment. These fees are immaterial to SHUSA’s financial statements at March 31, 2011. We believe that the utilization rate of these standby letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.
Asset and Liability Management
Interest rate risk arises primarily through SHUSA’s traditional business activities of extending loans and accepting deposits. Many factors, including economic and financial conditions, movements in market interest rates and consumer preferences, affect the spread between interest earned on assets and interest paid on liabilities. Interest rate risk is managed centrally by our risk management group with oversight by the Asset and Liability Committee. In managing its interest rate risk, the Company seeks to minimize the variability of net interest income across various likely scenarios while at the same time maximizing its net interest income and net interest margin. To achieve these objectives, the treasury group works closely with each business line in the Company and guides new business. The treasury group also uses various other tools to manage interest rate risk including wholesale funding maturity targeting, investment portfolio purchase strategies, asset securitization/sale and financial derivatives.
Interest rate risk focuses on managing four elements of risk associated with interest rates: basis risk, repricing risk, yield curve risk and option risk. Basis risk stems from rate index timing differences with rate changes, such as differences in the extent of changes in fed funds compared with three month LIBOR. Repricing risk stems from the different timing of contractual repricing such as, one month versus three month reset dates. Yield curve risk stems from the impact on earnings and market value due to different shapes and levels of yield curves. Optionality risk stems from prepayment or early withdrawal risk embedded in various products. These four elements of risk are analyzed through a combination of net interest income simulations, shocks to the net interest income simulations, scenarios and market value analysis and the subsequent results are reviewed by management. Numerous assumptions are made to produce these analyses including, but not limited to, assumptions on new business volumes, loan and investment prepayment rates, deposit flows, interest rate curves, economic conditions and competitor pricing.
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
The table below discloses the estimated sensitivity to SHUSA’s net interest income based on interest rate changes:

The following estimated percentage
If interest rates changed in parallel by the	increase/(decrease) to
amounts below at March 31, 2011	net interest income would result
Up 100 basis points	2.09%
Up 200 basis points	4.05%
Down 100 basis points	(1.36)%

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
SHUSA also focuses on calculating the market value of equity (“MVE”). This analysis is very useful as it measures the present value of all estimated future interest income and interest expense cash flows of the Company over the estimated remaining life of the balance sheet. MVE is calculated as the difference between the market value of assets and liabilities. The MVE calculation utilizes only the current balance sheet and therefore does not factor in any future changes in balance sheet size, balance sheet mix, yield curve relationships and product spreads which may mitigate the impact of any interest rate changes.
Management then looks at the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk and also highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to SHUSA’s MVE at March 31, 2011 and December 31, 2010:

	The following estimated percentage
	increase/(decrease) to MVE would result
If interest rates changed in parallel by	March 31, 2011	December 31, 2010
Base (in thousands)	$8,449,477	$6,910,151
Up 200 basis points	(7.59)%	(8.43)%
Up 100 basis points	(3.55)%	(3.86)%
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
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2011. Based on this evaluation, our principal executive officer and our principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2011 to ensure that information required to be disclosed by the Company in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION

Item 1	— Legal Proceedings
Reference should be made to Note 10 to the Consolidated Financial Statements for disclosure regarding the lawsuit filed by SHUSA against the Internal Revenue Service and Note 15 to the Consolidated Financial Statements for SHUSA’s litigation disclosure which is incorporated herein by reference.

Item 1A	— Risk Factors
There are no material changes from the risk factors set forth under Part I, Item 1A. Risk Factors, in the Corporation’s 2010 Annual Report on Form 10-K, other than modification of the “Reputational and Compliance Risk Exists Related to the Company’s Foreclosure Activities” risk factor as described in “Foreclosure Matters” in Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 2	— Unregistered Sales of Equity Securities and Use of Proceeds.
No shares of the Company’s common stock were repurchased during the three-month period ended March 31, 2011.

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

(3.3)	Certificate of Designations for the Series D Preferred Stock (Incorporated by reference to Exhibit 3.1 of Santander Holdings USA’s Current Report on Form 8-K filed on March 27, 2009).

(3.4)	Amended and Restated Bylaws of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.4 of Santander Holdings USA’s Amendment No. 1 to Annual Report on Form 10-K filed March 14, 2011).

(4.1)
In accordance with Regulation S-K Item No. 601(b)(4)(iii), Santander Holdings USA is not filing copies of instruments defining the rights of holders of long-term debt because none of those instruments authorizes debt in excess of 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. Santander Holdings USA agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

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

SANTANDER HOLDINGS USA, INC. (Registrant)
Date: May 12, 2011	/s/ Jorge Morán
Jorge Morán
President and Chief Executive Officer (Authorized Officer)

Date: May 12, 2011	/s/ Guillermo Sabater
Guillermo Sabater
Chief Financial Officer and Executive Vice President (Principal Financial Officer)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
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

(3.3)	Certificate of Designations for the Series D Preferred Stock (Incorporated by reference to Exhibit 3.1 of Santander Holdings USA’s Current Report on Form 8-K filed on March 27, 2009).

(3.4)	Amended and Restated Bylaws of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.4 of Santander Holdings USA’s Amendment No. 1 to Annual Report on Form 10-K filed March 14, 2011).

(4.1)
In accordance with Regulation S-K Item No. 601(b)(4)(iii), Santander Holdings USA is not filing copies of instruments defining the rights of holders of long-term debt because none of those instruments authorizes debt in excess of 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. Santander Holdings USA agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

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