Form 10-Q
period 2011-06-30
Santander Holdings USA, Inc.
filed 2011-08-12
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐. No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2011
Common Stock (no par value)	517,107,043 shares

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
These forward-looking statements include statements with respect to SHUSA’s vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of SHUSA and are not historical facts. Although SHUSA believes that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors (some of which are beyond SHUSA’s control). Among the factors which could cause SHUSA’s financial performance to differ materially from that expressed in the forward-looking statements are:
•	the strength of the United States economy in general and the strength of the regional and local economies in which SHUSA conducts operations, which may affect, among other things, the level of non-performing assets, charge-offs, and provision for credit losses;

•	the effects of, or policies determined by the Federal Deposit Insurance Corporation, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	inflation, interest rate, market and monetary fluctuations, which may, among other things reduce interest margins, impact funding sources and affect the ability to originate and distribute financial products in the primary and secondary markets;

•	adverse movements and volatility in debt and equity capital markets;

•	adverse changes in the securities markets, including those related to the financial condition of significant issuers in our investment portfolio;

•	revenue enhancement initiatives may not be successful in the marketplace or may result in unintended costs;

•	changing market conditions may force us to alter the implementation or continuation of cost savings or revenue enhancement strategies;

•	SHUSA’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the willingness of customers to substitute competitors’ products and services and vice versa;

•	the ability of SHUSA and its third party vendors to convert and maintain SHUSA’s data processing and related systems on a timely and acceptable basis and within projected cost estimates;

•	the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, capital, liquidity, proper accounting treatment, securities and insurance, and the application thereof by regulatory bodies and the impact of changes in and interpretation of generally accepted accounting principles in the United States;

•	the impact of the “Dodd-Frank Wall Street Reform and Consumer Protection Act” enacted in July 2010, which is a significant development for the banking industry, the reach of which will be unknown until the rulemaking processes mandated by the legislation are complete (although the impact will involve higher compliance costs and certain elements, such as the debit interchange legislation, which are likely to negatively affect our revenue and earnings);

FORWARD LOOKING STATEMENTS
(continued)
•	additional legislation and regulations may be enacted or promulgated in the future, and we are unable to predict the form such legislation or regulation may take or to the degree which we need to modify our businesses or operations to comply with such legislation or regulation;

•	the cost and other effects of the consent order issued by the Office of Thrift Supervision to Sovereign Bank requiring the Bank to take certain steps to improve its mortgage servicing and foreclosures practices, as is further described in Part I, Item 2;

•	technological changes;

•	competitors of SHUSA may have greater financial resources and develop products and technology that enable those competitors to compete more successfully than SHUSA;

•	changes in consumer spending and savings habits;

•	acts of terrorism or domestic or foreign military conflicts and acts of God, including natural disasters;

•	regulatory or judicial proceedings;

•	changes in asset quality;

•	the outcome of ongoing tax audits by federal, state and local income tax authorities may require additional taxes be paid by SHUSA as compared to what has been accrued or paid as of period end; and

•	SHUSA’s success in managing the risks involved in the foregoing.
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

INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets at June 30, 2011 and December 31, 2010	4

Consolidated Statements of Operations for the three-month and six-month periods ended June 30, 2011 and 2010	5-6

Consolidated Statement of Stockholder’s Equity for the six-month period ended June 30, 2011	7

Consolidated Statements of Cash Flows for the six-month periods ended June 30, 2011 and 2010	8-9

Notes to Consolidated Financial Statements	10-51

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	52-76

Item 3. Quantitative and Qualitative Disclosures About Market Risk	77

Item 4. Controls and Procedures	77

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	78

Item 1A. Risk Factors	78

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	78

Item 6. Exhibits	79

SIGNATURES	80

EXHIBITS INDEX	81

Ex-31.1 Certification
Ex-31.2 Certification
Ex-32.1 Certification
Ex-32.2 Certification
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART 1- FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited at June 30, 2011, audited at December 31, 2010)

	June 30,	December 31,
	2011	2010
	(in thousands)
ASSETS
Cash and amounts due from depository institutions	$4,130,027	$1,705,895
Investment securities:
Available-for-sale	13,317,800	13,371,848
Other investments	553,650	614,241
Loans held for investment	66,049,363	65,017,884
Allowance for loan losses	(2,226,973)	(2,197,450)

Net loans held for investment	63,822,390	62,820,434

Loans held for sale	110,466	150,063
Premises and equipment, net	633,426	595,951
Accrued interest receivable	388,467	406,617
Goodwill	4,124,351	4,124,351
Core deposit intangibles and other intangibles, net of accumulated amortization of $1,027,574 and $997,671 at June 30, 2011 and December 31, 2010, respectively	172,936	188,940
Bank owned life insurance	1,543,494	1,519,462
Restricted cash	465,156	583,637
Other assets	3,597,147	3,570,376

TOTAL ASSETS	$92,859,310	$89,651,815

LIABILITIES
Deposits and other customer accounts	$47,256,075	$42,673,293
Borrowings and other debt obligations	31,458,347	33,630,117
Advance payments by borrowers for taxes and insurance	118,979	104,125
Other liabilities	2,185,027	1,983,610

TOTAL LIABILITIES	81,018,428	78,391,145

STOCKHOLDER’S EQUITY
Preferred stock(no par value; $25,000 liquidation preference; 7,500,000 shares authorized; 8,000 shares outstanding at June 30, 2011 and at December 31, 2010)	195,445	195,445
Common stock(no par value; 800,000,000 shares authorized; 517,107,043 shares issued at June 30, 2011 and at December 31, 2010)	11,116,861	11,117,328
Warrants	285,435	285,435
Accumulated other comprehensive loss	(202,773)	(234,190)
Retained earnings/(deficit)	420,783	(128,984)

TOTAL SHUSA STOCKHOLDER’S EQUITY	11,815,751	11,235,034

Noncontrolling interest	25,131	25,636

TOTAL STOCKHOLDER’S EQUITY	11,840,882	11,260,670

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$92,859,310	$89,651,815

See accompanying notes to unaudited consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(in thousands)
INTEREST INCOME:
Interest on loans	$1,198,461	$1,033,179	$2,401,871	$2,044,404
Interest-earning deposits	2,256	404	3,396	760
Investment securities:
Available-for-sale	99,628	123,047	214,624	237,274
Other investments	22	219	99	672

TOTAL INTEREST INCOME	1,300,367	1,156,849	2,619,990	2,283,110

INTEREST EXPENSE:
Deposits and customer accounts	64,489	54,923	122,771	123,215
Borrowings and other debt obligations	286,151	291,826	565,065	592,037

TOTAL INTEREST EXPENSE	350,640	346,749	687,836	715,252

NET INTEREST INCOME	949,727	810,100	1,932,154	1,567,858
Provision for credit losses	273,144	437,304	580,916	850,011

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	676,583	372,796	1,351,238	717,847

NON-INTEREST INCOME:
Consumer banking fees	164,936	141,146	337,813	232,781
Commercial banking fees	41,696	46,253	86,318	91,876
Mortgage banking income, net	2,635	5,409	12,229	25,082
Capital markets revenue, net	6,332	3,852	12,714	8,227
Bank owned life insurance	13,444	13,547	27,317	27,092
Miscellaneous income	1,005	1,060	3,973	2,469

TOTAL FEES AND OTHER INCOME	230,048	211,267	480,364	387,527

Total other-than-temporary impairment losses	(30,549)	(43,917)	(34,266)	(46,393)
Portion of loss recognized in other comprehensive income before taxes	30,224	40,783	33,941	43,259
Gains on the sale of investment securities	20,387	46,028	82,249	72,355

Net gain on investment securities recognized in earnings	20,062	42,894	81,924	69,221

TOTAL NON-INTEREST INCOME	250,110	254,161	562,288	456,748

GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	197,217	158,605	395,365	324,776
Occupancy and equipment expenses	81,898	77,158	165,436	156,636
Technology expense	31,240	27,588	61,744	53,564
Outside services	32,094	30,317	68,381	57,491
Marketing expense	8,016	8,893	17,313	15,695
Other administrative expenses	102,173	65,936	197,199	123,250

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	452,638	368,497	905,438	731,412

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(continued)

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
	(in thousands)
OTHER EXPENSES:
Amortization of intangibles	$16,103	$16,673	$29,903	$33,446
Deposit insurance premiums	24,138	23,460	47,728	47,302
Equity method investments	3,284	5,903	6,068	14,053
Loss on debt extinguishment	6,060	2,251	6,142	3,368

TOTAL OTHER EXPENSES	49,585	48,287	89,841	98,169

INCOME BEFORE INCOME TAXES	424,470	210,173	918,247	345,014
Income tax provision	145,419	66,130	322,133	107,810

NET INCOME	$279,051	$144,043	$596,114	$237,204

Less:
Net income attributable to noncontrolling interest	18,488	7,397	39,047	13,040

Net income attributable to SHUSA	$260,563	$136,646	$557,067	$224,164

See accompanying notes to unaudited consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY
FOR THE SIX-MONTH PERIOD ENDED JUNE 30, 2011
(Unaudited)
(in thousands)

						Accumulated		Total
	Common			Warrants		Other	Retained	Stock-
	Shares	Preferred	Common	& Stock	Noncontrolling	Comprehensive	Earnings	Holder’s
	Outstanding	Stock	Stock	Options	Interest	Loss	(Deficit)	Equity

Balance, December 31, 2010	517,107	$195,445	$11,117,328	$285,435	$25,636	$(234,190)	$(128,984)	$11,260,670

Comprehensive income:

Net income	—	—	—	—	39,047	—	557,067	596,114

Change in unrealized gain/loss, net of tax:

Investment securities available-for-sale	—	—	—	—	—	50,479	—	50,479

Pension liabilities	—	—	—	—	—	711	—	711

Cash flow hedges	—	—	—	—	—	(19,773)	—	(19,773)

Total comprehensive income	—	—	—	—	39,047	31,417	557,067	627,531

Stock issued in connection with employee benefit and incentive compensation plans	—	—	(467)	—	—	—	—	(467)
Dividends to noncontrolling interest	—	—	—	—	(39,552)	—	—	(39,552)
Dividends on preferred stock	—	—	—	—	—	—	(7,300)	(7,300)

Balance, June 30, 2011	517,107	$195,445	$11,116,861	$285,435	$25,131	$(202,773)	$420,783	$11,840,882

See accompanying notes to unaudited consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six-Month Period
	Ended June 30,
	2011	2010
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$596,114	$237,204
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Provision for credit losses	580,916	850,011
Depreciation and amortization	213,518	117,037
Net amortization/accretion of investment securities and loan premiums and discounts	(83,438)	(102,161)
Net gain on sale of loans	(6,095)	(13,683)
Net gain on investment securities	(81,924)	(69,221)
Loss on debt extinguishments	6,142	3,368
Net loss on real estate owned and premises and equipment	5,842	7,529
Stock-based compensation	1,647	1,395
Remittance to Santander for stock-based compensation	(2,206)	(877)
Origination of loans held for sale, net of repayments	(478,852)	(484,382)
Proceeds from sales of loans held for sale	524,890	488,276
Net change in:
Accrued interest receivable	18,150	(5,736)
Other assets and bank owned life insurance	(98,520)	192,380
Other liabilities	185,306	197,553

Net cash provided by operating activities	$1,381,490	$1,418,693

CASH FLOWS FROM INVESTING ACTIVITIES:
Adjustments to reconcile net cash (used in)/provided by investing activities:
Proceeds from sales of available-for-sale investment securities	$3,707,603	$1,996,969
Proceeds from prepayments and maturities of available-for-sale investment securities	2,050,601	2,569,262
Purchases of available-for-sale investment securities	(4,992,567)	(3,648,265)
Net change in other investments	60,591	27,552
Proceeds from sales of loans held for investment	—	4,583
Net change in restricted cash	118,481	—
Purchase of loans held for investment	(2,136,528)	(3,232,447)
Net change in loans other than purchases and sales	(54,557)	1,107,226
Proceeds from sales of premises and equipment	6,591	1,794
Purchases of premises and equipment	(84,887)	(60,988)
Proceeds from sales of real estate owned	29,527	27,158

Net cash used in investing activities	$(1,295,145)	$(1,207,156)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)

	Six-Month Period
	Ended June 30,
	2011	2010
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Adjustments to reconcile net cash provided by/(used in) financing activities:
Net increase/(decrease) in deposits and other customer accounts	$4,582,782	$(2,990,077)
Net (decrease)/increase in borrowings	(1,045,442)	1,163,920
Net proceeds from senior notes, subordinated notes and credit facility	10,300,117	3,370,700
Repayments of borrowings and other debt obligations	(11,441,896)	(3,075,063)
Net increase in advance payments by borrowers for taxes and insurance	14,854	20,915
Cash dividends paid to preferred stockholders	(7,300)	(7,300)
Cash dividends paid to non-controlling interest	(65,328)	—
Proceeds from the issuance of common stock	—	750,000

Net cash provided by/(used in) financing activities	$2,337,787	$(766,905)

Net change in cash and cash equivalents	$2,424,132	$(555,368)
Cash and cash equivalents at beginning of period	1,705,895	2,323,290

Cash and cash equivalents at end of period	$4,130,027	$1,767,922

	Six-Month Period
	Ended June 30,
	2011	2010
	(in thousands)
Supplemental Disclosures:
Net income taxes paid	$698,962	$138,375
Interest paid	$679,843	$711,612

	Six-Month Period
	Ended June 30,
	2011	2010
	(in thousands)
Non Cash Transactions:
Foreclosed real estate	$76,215	$61,892
Other repossessed assets	$810,425	$657,592
Receipt of available for sale mortgage backed securities in exchange for mortgage loans held for investment	$588,755	$974,726
Consolidation of commercial mortgage backed securitization portfolio	$—	$(860,486)
Sale of previously consolidated commercial mortgage backed securitization portfolio	$—	$860,486
Dividends declared	$8,224	$—
See accompanying notes to unaudited consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(1) BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Basis of Presentation
The consolidated financial statements of Santander Holdings USA, Inc. and Subsidiaries (“SHUSA” or the “Company”) include the accounts of Santander Holdings USA, Inc. and its subsidiaries, including the following subsidiaries: Sovereign Bank (the “Bank”), Santander Consumer USA, Inc (“SCUSA”), Independence Community Bank Corp. (“Independence”) and Sovereign Delaware Investment Corporation. All intercompany balances and transactions have been eliminated in consolidation. SHUSA is a wholly owned subsidiary of Banco Santander SA (“Santander”). Santander is a retail and commercial bank, based in Spain, with a presence in ten main markets throughout the world. At the end of 2010, Santander was the largest bank in the euro zone and 10th in the world by market capitalization. Founded in 1857, Santander had over 95 million customers, 14,082 branches — more than any other international bank — and approximately 179,000 employees, at December 2010. It is the largest financial group in Spain and Latin America. Furthermore, it has relevant positions in the United Kingdom, Portugal, Poland, the Northeast U.S. and, through its Santander Consumer Finance arm, in Germany.
These consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in conformity with U.S. generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. However, in the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the consolidated balance sheets, statements of operations, statement of stockholder’s equity and statements of cash flows for the periods indicated, and contain adequate disclosure to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s latest annual report on Form 10-K.
The Company reclassified amounts presented in the December 31, 2010 consolidated balance sheet of $583.6 million from “Other Assets” to “Restricted Cash”. The Company believes that this presentation provides a more meaningful presentation of cash available for general operations. This reclassification had no effect on the consolidated statement of operations.
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
The Company evaluated events from June 30, 2011, the date of the consolidated financial statements, through the issuance of these consolidated financial statements included in this Quarterly Report on Form 10-Q.
There have been no significant changes to the Company’s accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010. See Note 14 for a discussion of recent accounting developments during the second quarter of 2011.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(2) INVESTMENT SECURITIES
The following tables present the composition and fair value of investment securities available-for-sale at the dates indicated:

	June 30, 2011
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	Gains	Loss	Value
Investment Securities:
U.S. Treasury and government agency securities	$44,905	$1	$—	$44,906
Debentures of FHLB, FNMA, and FHLMC	19,388	612	—	20,000
Corporate debt securities	1,895,107	46,107	7,508	1,933,706
Asset-backed securities	3,081,712	34,499	9,196	3,107,015
State and municipal securities	1,804,195	8,844	45,411	1,767,628
Mortgage-backed securities:
U.S. government agencies	1,485,064	12,966	951	1,497,079
FHLMC and FNMA debt securities	3,836,056	48,715	3,768	3,881,003
Non-agency securities	1,206,967	2	140,506	1,066,463

Total investment securities available-for-sale	$13,373,394	$151,746	$207,340	$13,317,800

	December 31, 2010
		Gross	Gross
	Amortized	unrealized	unrealized	Fair
	Cost	Gains	Loss	Value
Investment Securities:
U.S. Treasury and government agency securities	$12,997	$—	$—	$12,997
Debentures of FHLB, FNMA, and FHLMC	24,291	708	—	24,999
Corporate debt securities	2,148,919	66,924	13,056	2,202,787
Asset-backed securities	3,097,959	37,849	11,205	3,124,603
State and municipal securities	2,000,974	1,609	120,303	1,882,280
Mortgage-backed securities:
U.S. government agencies	364,331	75	10	364,396
FHLMC and FNMA debt securities	4,254,734	51,473	7,204	4,299,003
Non-agency securities	1,607,514	260	146,991	1,460,783

Total investment securities available-for-sale	$13,511,719	$158,898	$298,769	$13,371,848

Investment securities available-for-sale with an estimated fair value of $3.4 billion and $5.7 billion were pledged as collateral for borrowings, standby letters of credit, interest rate agreements and certain public deposits at June 30, 2011 and December 31, 2010, respectively.
The following tables disclose the aggregate amount of unrealized losses as of June 30, 2011 and December 31, 2010 on securities in SHUSA’s investment portfolio classified according to the amount of time that those securities have been in a continuous loss position:

	At June 30, 2011
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Investment Securities:
Corporate debt securities	$185,660	$(1,723)	$61,789	$(5,785)	$247,449	$(7,508)
Asset-backed securities	546,131	(2,799)	148,579	(6,397)	694,710	(9,196)
State and municipal securities	843,351	(21,102)	256,466	(24,309)	1,099,817	(45,411)
Mortgage-backed securities:
U.S. government agencies	147,464	(951)	—	—	147,464	(951)
FHLMC and FNMA debt securities	820,539	(3,571)	13,017	(197)	833,556	(3,768)
Non-agency securities	94,828	(4,835)	971,312	(135,671)	1,066,140	(140,506)

Total investment securities available-for-sale	$2,637,973	$(34,981)	$1,451,163	$(172,359)	$4,089,136	$(207,340)

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

As of June 30, 2011, management has concluded that the unrealized losses above on its investment securities (which totaled 168 individual securities) are temporary in nature since they are not related to the underlying credit quality of the issuers, the principal and interest on these securities are from investment grade issuers, the Company does not intend to sell these investments, and it is not more likely than not that the Company will be required to sell the investments before recovery of their amortized cost basis, which may be maturity.
The unrealized losses on the Company’s state and municipal bond portfolio were $45.4 million at June 30, 2011 compared to $120.3 million at December 31, 2010. This portfolio consists of 98.8% general obligation bonds of states, cities, counties and school districts. The portfolio has a weighted average underlying credit risk rating of AA-. 74.2% of these bonds are insured with various companies and as such, carry additional credit protection. The largest geographic concentrations of our state and local municipal bonds are in California, which represented 22% of the total portfolio. No other state had more than 20% of the total portfolio. The Company has determined that the unrealized losses on the portfolio are due to an increase in credit spreads since acquisition, principally for obligors in certain geographic locations.
The unrealized losses on the non-agency securities portfolio were $140.5 million at June 30, 2011 compared with $147.0 million at December 31, 2010. Other than what is described in the following paragraph, this portfolio consists primarily of highly rated non-agency mortgage-backed securities from a diverse group of issuers in the private-label market. The Company has determined that the unrealized losses on the portfolio are due to an increase in credit spreads since acquisition and liquidity issues in the marketplace. The Company has concluded these unrealized losses are temporary in nature on the majority of this portfolio since we believe based on modeled projections, that there is sufficient credit subordination associated with these securities.
Proceeds from sales of investment securities and the realized gross gains and losses from those sales are as follows:

	Six-Month Period
	Ended June 30,
	2011	2010

Proceeds from sales	$3,707,603	$1,996,969

Gross realized gains	$82,384	$77,991
Gross realized losses	(130)	(951)

Net realized gains	$82,254	$77,040

At June 30, 2011 and December 31, 2010, SHUSA had thirteen and fourteen investments, respectively in certain non-agency mortgage backed securities with ending book values of $650.9 million and $874.3 million, respectively, for which the Company does not expect to collect all of its scheduled principal. Cumulative credit losses for these securities recognized in earnings were $142.8 million at June 30, 2011 and $210.9 million at December 31, 2010.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(2) INVESTMENT SECURITIES (continued)
The following table displays changes in credit losses for debt securities recognized in earnings for the six months ended June 30, 2011, and expected to be recognized in earnings over the remaining life of the securities.

	Six	Six
	Months	Months
	Ending	Ending
	June 30,	June 30,
	2011	2010

Cumulative credit loss recognized on non-agency securities at the beginning of the period	$210,919	$206,155

Cumulative reduction as of the beginning of the period for accretion into interest income for the expected increase in cash flow on certain non-agency securities	(9,631)	—

Current period accretion into interest income for the expected increase in cash flow on certain non-agency securities	(6,342)	(3,050)

Additions for amount related to credit loss for which an OTTI was not previously recognized	—	3,134

Reductions for securities sold during the period	(68,442)	—

Additional increases to credit losses for previously recognized OTTI charges when the entity does not intend to sell the security	325	—

Net cumulative credit loss recognized on non-agency securities as of the end of the period	126,829	206,239

Reductions for increases in cash flows expected to be collected and recognized over the remaining life of securities	(31,685)	(51,293)

Projected ending balance of the amount related to credit losses on debt securities at the end of the period for which a portion of an other-than-temporary impairment was recognized in other comprehensive income	$95,144	$154,946

The thirteen bonds that SHUSA has recorded other-than-temporary impairments on have a weighted average S&P credit rating of CC at June 30, 2011 and CCC at December 31, 2010. Each of these securities contains various levels of credit subordination. The underlying mortgage loans that comprise these investment securities were primarily originated in the years 2005 through 2007. Approximately 56.7% of these loans were jumbo loans, and approximately 70.1% of the collateral backing these securities were limited documentation loans. A summary of the key assumptions utilized to forecast future expected cash flows on the securities determined to have other-than-temporary-impairment were as follows at June 30, 2011 and December 31, 2010.

	June 30, 2011	December 31, 2010
Loss severity	52.83%	49.21%
Expected cumulative loss percentage	24.85%	22.99%
Cumulative loss percentage to date	5.38%	4.72%
Weighted average FICO	712	711
Weighted average LTV	67.7%	68.4%
Contractual maturities of SHUSA’s investment securities available for sale at June 30, 2011 are as follows:

	Amortized	Fair
	Cost	Value
Due within one year	$269,624	$272,793
Due after 1 within 5 years	3,171,050	3,224,057
Due after 5 within 10 years	1,157,123	1,166,042
Due after 10 years/ no maturity	8,775,597	8,654,908

Total	$13,373,394	$13,317,800

Actual maturities may differ from contractual maturities when there exists a right to call or prepay obligations with or without call or prepayment penalties.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(3) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill totals $2.3 billion in our Retail segment and $1.2 billion in our Corporate segment at June 30, 2011. Our SCUSA segment has goodwill of $692.9 million at June 30, 2011.
The following table details amounts related to our intangible assets as of June 30, 2011 and December 31, 2010.

	June 30, 2011		December 31, 2010
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortizing intangible assets

Core Deposit intangibles	$100,649	$490,451	$124,352	$466,748
Purchased Credit Card Relationship (“PCCR”)	10,780	3,120	—	—
SCUSA Trademarks	39,278	1,369	39,669	978
SCUSA Customer Relationships	8,577	3,823	9,197	3,203
Operating Lease Agreements	10,864	4,698	11,736	3,827
Other	2,789	4,706	3,987	3,508

Total	$172,937	$508,167	$188,941	$478,264

Amortization expense
Three months	Six months	Three months	Six months
ended June 30,	ended June 30,	ended June 30,	ended June 30,
2011	2011	2010	2010
$16,103	$29,903	$16,673	$33,446
Intangibles decreased as a result of normal amortization which was offset by the recognition of a new PCCR intangible asset in the amount of $13. 9 million related to the credit card portfolio acquisition in the second quarter of 2011. The estimated aggregate amortization expense related to core deposit intangibles for 2011 and each of the five succeeding calendar years ending December 31 is:

	Calendar		Remaining
	Year	Recorded	Amount
Year	Amount	To Date	To Record
2011	$49,462	$26,822	$22,640
2012	35,585	—	35,585
2013	25,855	—	25,855
2014	16,884	—	16,884
2015	8,851	—	8,851
2016	1,614	—	1,614
Goodwill was not impaired at June 30, 2011, or December 31, 2010, nor was any goodwill written off due to impairment during the six-month period ended June 30, 2011. Other than an $11.2 million impairment recorded in the second quarter of 2010 related to the SCUSA segment, there was not any goodwill written off due to impairment during the six-month period ended June 30, 2010. During the three-months ended June 30, 2011, the Company reviewed current conditions and prior projections for all of its reporting units. As a result of these reviews, the Company concluded that goodwill for these businesses and the Company’s other reporting units was not impaired at June 30, 2011.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(4) LOANS
The following table presents the composition of the loans held for investment portfolio by type of loan and by fixed and adjustable rates at the dates indicated:

	June 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
Commercial real estate loans	$10,818,465	16.4%	$11,311,167	17.4%
Commercial and industrial loans	10,279,911	15.6	9,931,143	15.3
Multi-family loans	7,004,401	10.6	6,746,558	10.4
Other	1,145,657	1.7	1,170,044	1.8

Total commercial loans held for investment	29,248,434	44.3	29,158,912	44.9

Residential mortgages	11,468,395	17.3	11,029,650	17.0
Home equity loans and lines of credit	6,936,237	10.5	7,005,539	10.7

Total consumer loans secured by real estate	18,404,632	27.8	18,035,189	27.7

Auto loans	15,830,624	24.0	16,714,124	25.7
Other	2,565,673	3.9	1,109,659	1.7

Total consumer loans held for investment	36,800,929	55.7	35,858,972	55.1

Total loans held for investment (1)	$66,049,363	100.0%	$65,017,884	100.0%

Total loans held for investment with:
Fixed rate	$41,835,025	63.3%	$41,405,419	63.7%
Variable rate	24,214,338	36.7	23,612,465	36.3

Total loans held for investment (1)	$66,049,363	100.0%	$65,017,884	100.0%

(1)	Total loans held for investment includes deferred loan origination costs, net of deferred loan fees and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net decrease in loan balances of $783.2 million and $920.7 million at June 30, 2011 and December 31, 2010, respectively. The reason for the variance was due primarily to loans acquired by Sovereign Bank during the first quarter of 2011. Loans pledged as collateral for borrowings totaled $49.4 billion at June 30, 2011 and $47.7 billion at December 31, 2010.
The entire loans held for sale portfolio at June 30, 2011 and December 31, 2010 consists of fixed rate residential mortgages. The balance at June 30, 2011 was $110.5 million compared to $150.1 million at December 31, 2010.
On January 5, 2011, Sovereign Bank purchased $1.7 billion of marine and recreational vehicle loans. On June 30, 2011, Sovereign Bank purchased a $181.9 million credit card receivable portfolio.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(4) LOANS (continued)
The following tables present the activity in the allowance for credit losses for the periods indicated and the composition of non-performing assets at the dates indicated:

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Allowance for loan losses, beginning of period	$2,207,347	$1,932,360	$2,197,450	$1,818,224
Allowance established in connection with reconsolidation of previously unconsolidated securitized assets	—	(19,653)	—	5,991
Charge-offs:
Commercial	143,340	176,864	255,679	351,468
Consumer secured by real estate	38,998	36,784	68,065	65,717
Consumer not secured by real estate	163,776	151,189	352,755	380,629

Total Charge-offs	346,114	364,837	676,499	797,814

Recoveries:
Commercial	12,811	17,452	19,711	27,332
Consumer secured by real estate	1,268	293	2,411	773
Consumer not secured by real estate	67,514	60,525	143,206	139,438

Total Recoveries	81,593	78,270	165,328	167,543

Charge-offs, net of recoveries	264,521	286,567	511,171	630,271
Provision for loan losses (1)	284,147	416,870	540,694	849,066

Allowance for loan losses, end of period	2,226,973	2,043,010	2,226,973	2,043,010

Reserve for unfunded lending commitments, beginning of period	351,846	239,651	300,621	259,140
Provision for unfunded lending commitments (1)	(11,003)	20,434	40,222	945

Reserve for unfunded lending commitments, end of period	340,843	260,085	340,843	260,085

Total allowance for credit losses, end of period	$2,567,816	$2,303,095	$2,567,816	$2,303,095

(1)	SHUSA defines the provision for credit losses on the consolidated statement of operations as the sum of the total provision for loan losses and provision for unfunded lending commitments.

	June 30,	December 31,
	2011	2010
Non-accrual loans:
Consumer:
Residential mortgages	$570,625	$602,027
Home equity loans and lines of credit	118,666	125,310
Auto loans and other consumer loans	478,850	592,650

Total consumer loans	1,168,141	1,319,987
Commercial	397,616	528,333
Commercial real estate	511,113	653,221
Multi-family	213,891	224,728

Total commercial loans	1,122,620	1,406,282

Total non-accrual loans	2,290,761	2,726,269

Other real estate owned	197,013	143,149
Other repossessed assets	61,874	79,854

Total other real estate owned and other repossessed assets	258,887	223,003

Total non-performing assets	$2,549,648	$2,949,272

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(4) LOANS (continued)
Impaired loans are generally defined as all Troubled Debt Restructurings (“TDRs”) plus commercial non-accrual loans in excess of $1 million and residential mortgage loans with specific reserves. Impaired and past due loans are summarized as follows:

	June 30,	December 31,
	2011	2010
Impaired loans with a related allowance	$1,727,600	$1,836,993
Impaired loans without a related allowance	274,840	299,501

Total impaired loans	$2,002,440	$2,136,494

Allowance for impaired loans	$441,146	$417,873

Total loans past due 90 days as to interest or principal and accruing interest	$—	$169

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
Changes in the actual or expected cash flows of purchased impaired loans from the date of acquisition will either impact the accretable yield or result in an impairment charge to the provision for credit losses in the period in which the changes are deemed probable. Subsequent decreases to the net present value of expected cash flows will generally result in an impairment charge to the provision for credit losses, resulting in an increase to the ALLL, and a reclassification from accretable yield to nonaccretable difference. Subsequent increases in the net present value of cash flows will result in a recovery of any previously recorded provision, to the extent applicable, and a reclassification from nonaccretable difference to accretable yield, which is recognized prospectively over the remaining lives of the loans. Prepayments are treated as a reduction of cash flows expected to be collected and a reduction of projections of contractual cash flows such that the nonaccretable difference is not affected. Thus, for decreases in cash flows expected to be collected resulting from prepayments, the effect will be to reduce the yield prospectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(4) LOANS (continued)
A rollforward of the nonaccretable and accretable yield on loans accounted for under Section 310-30 is shown below for the six months ended June 30, 2011 and June 30, 2010:

	Contractual	Nonaccretable	Accretable	Carrying
	Receivable Amount	(Yield)/Premium	Premium/(Yield)	Amount (1)
Balance at January 1, 2011	$9,147,004	$(966,463)	$210,459	$8,391,000
Principal reductions	(1,992,112)	—	—	(1,992,112)
Charge-offs, net	(155,030)	155,030	—	—
Accretion of loan discount (premium)	—	—	(85,920)	(85,920)
Transfers between nonaccretable and accretable yield	—	47,616	(47,616)	—
Settlement adjustments	10,288	(2,279)	(262)	7,747

Balance at June 30, 2011	$7,010,150	$(766,096)	$76,661	$6,320,715

(1)	Carrying amount includes principal and accrued interest.

	Contractual	Nonaccretable	Accretable	Carrying
	Receivable Amount	(Yield)/Premium	(Yield)/Premium	Amount
Balance at January 1, 2010	$2,042,594	$(225,949)	$(35,207)	$1,781,438
Additions (Loans acquired during the period)	1,451,771	(147,201)	34,370	1,338,940
Principal reductions	(560,765)	—	—	(560,765)
Charge-offs, net	(72,020)	72,020	—	—
Accretion of loan discount	—	—	1,938	1,938

Balance at June 30, 2010	$2,861,580	$(301,130)	$1,101	$2,561,551

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(4) LOANS (continued)
U.S. GAAP requires that entities disclose information about the credit quality of its financing receivables at disaggregated levels, specifically defined as “portfolio segments” and “classes” based on management’s systematic methodology for determining its allowance for credit losses. As such, compared to the financial statement categorization of loans, SHUSA utilizes an alternate categorization for purposes of modeling and calculating the allowance for credit losses and for tracking the credit quality, delinquency and impairment status of the underlying commercial and consumer loan populations.
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
The activity in the allowance for loan losses for the six-month period ended June 30, 2011 was as follows:

	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Allowance for loan losses, beginning of period	$905,786	$1,275,982	$15,682	$2,197,450
Provision for loan losses	176,242	347,322	17,130	540,694
Charge-offs	(255,679)	(420,820)	—	(676,499)
Recoveries	19,711	145,617	—	165,328

Charge-offs, net of recoveries	(235,968)	(275,203)	—	(511,171)

Allowance for loan losses, end of period	$846,060	$1,348,101	$32,812	$2,226,973

Ending balance, individually evaluated for impairment	$273,287	$167,859	$—	$441,146
Ending balance, collectively evaluated for impairment	572,773	1,069,142	32,812	1,674,727
Purchased impaired loans	—	111,100	—	111,100

Financing receivables:
Ending balance	$29,248,434	$36,911,395	$—	$66,159,829
Ending balance, evaluated at fair value	—	110,466	—	110,466
Ending balance, individually evaluated for impairment	1,042,005	960,435	—	2,002,440
Ending balance, collectively evaluated for impairment	28,206,429	29,581,343	—	57,787,772
Purchased impaired loans	—	6,259,151	—	6,259,151

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(4) LOANS (continued)
Non-accrual loans disaggregated by class of financing receivables are summarized as follows:

	June 30,	December 31,
	2011	2010
Non-accrual loans:
Consumer:
Home mortgages	$570,624	$602,027
Self-originated home equity	67,944	63,686
Indirect auto	457,014	563,002
Indirect purchased	15,093	—
Remaining consumer	57,466	91,272

Total consumer loans	1,168,141	1,319,987
Commercial:
Corporate banking	521,379	653,943
Middle market commercial real estate	256,955	379,898
Continuing care retirement communities	133,451	126,704
Santander real estate capital	182,702	203,802
Remaining commercial	28,133	41,935

Total commercial loans	1,122,620	1,406,282

Total non-accrual loans	$2,290,761	$2,726,269

Delinquencies disaggregated by class of financing receivables are summarized as follows as of June 30, 2011:

							Recorded
		60-89					Investment
	30-59	Days	Greater			Total	> 90 Days
	Days Past	Past	Than 90	Total		Financing	and
	Due	Due	Days	Past Due	Current	Receivables	Accruing
Corporate banking	$44,269	$29,841	$316,773	$390,883	$14,373,873	$14,764,756	$—
Middle market commercial real estate	10,898	11,041	138,664	160,603	3,690,668	3,851,271	—
Continuing care retirement communities	23	43,528	57,699	101,250	375,665	476,915	—
Santander real estate capital	20,747	37,011	132,811	190,569	9,120,502	9,311,071	—
Remaining commercial	3,594	1,438	27,082	32,114	812,309	844,423	—
Home mortgages	234,389	92,338	570,625	897,352	10,679,953	11,577,305	—
Self-originated home equity	19,464	7,861	67,944	95,269	6,442,787	6,538,056	—
Indirect auto	1,180,112	338,909	128,441	1,647,462	13,970,402	15,617,864	—
Indirect purchased	24,772	12,837	6,313	43,922	2,082,917	2,126,839	—
Credit cards	1,859	1,609	4,013	7,481	174,335	181,816
Remaining consumer	22,780	11,241	57,466	91,487	778,026	869,513	—

Total	$1,562,907	$587,654	$1,507,831	$3,658,392	$62,501,437	$66,159,829	$—

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(4) LOANS (continued)
Delinquencies disaggregated by class of financing receivables are summarized as follows as of December 31, 2010:

							Recorded
		60-89					Investment
	30-59	Days	Greater			Total	> 90 Days
	Days Past	Past	Than 90	Total		Financing	and
	Due	Due	Days	Past Due	Current	Receivables	Accruing
Corporate banking	$83,039	$51,675	$425,824	$560,538	$14,192,156	$14,752,694	$—
Middle market commercial real estate	37,619	24,980	187,393	249,992	3,530,116	3,780,108	169
Continuing care retirement communities	13,300	—	107,579	120,879	460,168	581,047	—
Santander real estate capital	119,795	27,819	161,583	309,197	8,881,740	9,190,937	—
Remaining commercial	5,491	32,982	8,312	46,785	807,341	854,126	—
Home mortgages	238,829	106,756	602,027	947,612	10,230,512	11,178,124	—
Self-originated home equity	18,540	12,774	63,686	95,000	6,461,605	6,556,605	—
Indirect auto	1,455,595	412,774	140,238	2,008,607	14,762,568	16,771,175	—
Remaining consumer	52,751	26,116	71,492	150,359	1,352,772	1,503,131	—

Total	$2,024,959	$695,876	$1,768,134	$4,488,969	$60,678,978	$65,167,947	$169

Impaired loans disaggregated by class of financing receivables are summarized as follows:

		Unpaid	Related	Average
	Recorded	Principal	Specific	Recorded
June 30, 2011	Investment	Balance	Reserves	Investment
With no related allowance recorded:
Corporate banking	$70,504	$70,504	$—	$102,329
Middle market commercial real estate	89,988	89,988	—	75,995
Continuing care retirement communities	18,896	18,896	—	9,940
Santander real estate capital	26,685	26,685	—	30,645
Remaining commercial	1,368	1,368	—	684
Home mortgages	67,399	67,399	—	67,578
With an allowance recorded:
Corporate banking	165,715	321,368	155,653	176,506
Middle market commercial real estate	163,071	206,539	43,468	210,355
Continuing care retirement communities	95,911	133,190	37,279	99,998
Santander real estate capital	116,788	146,960	30,172	106,686
Remaining commercial	19,792	26,507	6,715	22,895
Home mortgages	615,154	752,831	137,677	580,116
Indirect auto	110,023	140,205	30,182	156,233

Total:
Commercial	$768,718	$1,042,005	$273,287	$836,033
Consumer	792,576	960,435	167,859	803,927

Total	$1,561,294	$2,002,440	$441,146	$1,639,960

We did not recognize any interest income on impaired loans, including TDRs that have not returned to performing status. We recognized interest income on approximately $539.4 million of TDRs that were returned to performing status as of June 30, 2011.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(4) LOANS (continued)

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
SUBSTANDARD. Asset is inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. A well- defined weakness or weaknesses exist that jeopardize the liquidation of the debt. Characterized by distinct possibility that the Bank will sustain some loss if deficiencies are not corrected.
DOUBTFUL. Exhibits the inherent weaknesses of a substandard credit. Additional characteristics exist that make collection or liquidation in full highly questionable and improbable, on the basis of currently known facts, conditions and values. Possibility of loss is extremely high, but because of certain important and reasonable specific pending factors which may work to the advantage and strengthening of the credit, an estimated loss cannot yet be determined.
LOSS. Credit is considered uncollectible and of such little value that it does not warrant consideration as an active asset. There may be some recovery or salvage value, but there is doubt as to whether, how much or when the recovery would occur.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(4) LOANS (continued)
Regulatory classifications by class of financing receivables are summarized as follows:

		Middle	Continuing
		market	care	Santander
	Corporate	commercial	retirement	real estate	Remaining
June 30, 2011	banking	real estate	communities	capital	commercial	Total
Regulatory Rating:
Pass	$13,164,491	$2,368,456	$162,496	$8,670,737	$783,654	$25,149,834
Special Mention	628,363	702,753	105,569	314,366	9,993	1,761,044
Substandard	807,446	637,431	75,400	259,605	50,552	1,830,434
Doubtful	164,456	142,630	133,451	66,362	223	507,122
Loss	—	—	—	—	—	—

Total commercial loans	$14,764,756	$3,851,270	$476,916	$9,311,070	$844,422	$29,248,434

		Middle	Continuing
		market	care	Santander
	Corporate	commercial	retirement	real estate	Remaining
December 31, 2010	banking	real estate	communities	capital	commercial	Total
Regulatory Rating:
Pass	$12,709,768	$2,306,926	$307,890	$8,482,219	$765,493	$24,572,296
Special Mention	796,484	652,330	55,886	320,727	12,488	1,837,915
Substandard	1,043,379	632,901	90,567	312,130	74,629	2,153,606
Doubtful	201,248	187,951	126,704	75,861	1,517	593,281
Loss	1,814	—	—	—	—	1,814

Total commercial loans	$14,752,693	$3,780,108	$581,047	$9,190,937	$854,127	$29,158,912

Consumer credit quality disaggregated by class of financing receivables is summarized as follows:

	Home	Self-originated	Indirect	Indirect	Credit	Remaining
June 30, 2011	mortgages	home equity	auto	purchased	cards	consumer	Total
Performing	$11,006,681	$6,470,112	$15,160,850	$2,111,747	181,816	$812,047	$35,743,253
Nonperforming	570,625	67,944	457,014	15,093	—	57,466	1,168,142

Total consumer loans	$11,577,306	$6,538,056	$15,617,864	$2,126,840	181,816	$869,513	$36,911,395

	Home	Self-originated	Indirect	Indirect	Credit	Remaining
December 31, 2010	mortgages	home equity	auto	purchased	cards	consumer	Total
Performing	$10,576,097	$6,492,919	$15,931,345	—	—	$1,688,687	$34,689,048
Nonperforming	602,027	63,686	563,002	—	—	91,272	1,319,987

Total consumer loans	$11,178,124	$6,556,605	$16,494,347	—	—	$1,779,959	$36,009,035

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(5) DEPOSIT PORTFOLIO COMPOSITION
The following table presents the composition of deposits and other customer accounts at the dates indicated:

	June 30, 2011			December 31, 2010
			Weighted			Weighted
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate
Demand deposit accounts	$7,740,009	16.4%	—%	$7,141,527	16.7%	—%
NOW accounts	5,636,992	11.9	0.12	5,689,021	13.3	0.13
Money market accounts	16,042,345	33.9	0.63	14,272,645	33.5	0.66
Savings accounts	3,523,233	7.5	0.12	3,463,061	8.1	0.11
Certificates of deposit	8,697,745	18.4	1.42	7,827,485	18.4	1.25

Total retail and commercial deposits	41,640,324	88.1	0.57	38,393,739	90.0	0.53
Wholesale NOW accounts	127,000	0.3	0.10	87,000	0.2	0.35
Wholesale certificates of deposit	2,165,389	4.6	0.48	537,217	1.3	0.71

Total wholesale deposits	2,292,389	4.9	0.46	624,217	1.5	0.66
Government deposits	2,135,233	4.5	0.33	1,889,397	4.4	0.43
Customer repurchase agreements	1,188,129	2.5	0.31	1,765,940	4.1	0.27

Total deposits	$47,256,075	100.0%	0.54%	$42,673,293	100.0%	0.52%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(6) BORROWINGS AND OTHER DEBT OBLIGATIONS
The following table presents information regarding Sovereign Bank borrowings and other debt obligations at the dates indicated:

	June 30, 2011		December 31, 2010
		Effective		Effective
	Balance	Rate	Balance	Rate
Sovereign Bank borrowings and other debt obligations:
Overnight federal funds purchased	$1,887,000	0.05%	$954,000	0.19%
Federal Home Loan Bank (FHLB) advances	9,830,447	4.09	9,849,041	4.10
Securities sold under repurchase agreements, maturing through August 2018 [a]	—	—	1,389,382	0.31
Reit preferred [b]	148,256	14.08	147,530	14.20
2.75% senior notes, due January 2012 [c]	1,349,007	3.92	1,348,111	3.92
3.750% subordinated debentures, due March 2014 [d]	—	—	219,530	3.75
5.125% subordinated debentures, due March 2013 [d]	488,099	5.24	485,276	5.28
4.375% subordinated debentures, due August 2013 [d]	—	—	271,945	4.38
8.750% subordinated debentures, due May 2018 [d]	496,360	8.81	496,170	8.82

Total Sovereign Bank borrowings and other debt obligations	$14,199,169	3.85%	$15,160,985	3.78%

[a]	Included in borrowings and other debt obligations are sales of securities under repurchase agreements. Repurchase agreements are treated as financings with the obligations to repurchase securities sold reflected as a liability in the balance sheet. The dollar amount of securities underlying the agreements remains recorded as an asset, although the securities underlying the agreements are delivered to the brokers who arranged the transactions. In certain instances, the broker may have sold, loaned, or disposed of the securities to other parties in the normal course of their operations, and have agreed to deliver to SHUSA substantially similar securities at the maturity of the agreements. The broker/dealers who participate with SHUSA in these agreements are primarily broker/dealers reporting to the Federal Reserve Bank of New York.

[b]	On August 21, 2000, SHUSA received approximately $140 million of net proceeds from the issuance of $161.8 million of 12% Series A Noncumulative Preferred Interests in Sovereign Real Estate Investment Trust (“SREIT”), a subsidiary of Sovereign Bank, that holds primarily residential real estate loans. The preferred stock was issued at a discount, and is being amortized over the life of the preferred shares using the effective yield method. The preferred shares may be redeemed at any time on or after May 16, 2020, at the option of SHUSA subject to the approval of our primary regulator. Under certain circumstances, the preferred shares are automatically exchangeable into preferred stock of Sovereign Bank. The offering was made exclusively to institutional investors. The proceeds of this offering were principally used to repay corporate debt.

[c]	In December 2008, Sovereign Bank issued $1.4 billion in 3 year fixed rate FDIC-guaranteed senior unsecured notes under the TLG Program. The fixed rate note bears interest at a rate of 2.75% and matures on January 17, 2012.

[d]	Sovereign Bank has issued various subordinated notes. These debentures are non-callable fixed rate notes that are due between March 2013 through May 2018. These notes are not subject to redemption prior to their maturity dates except in the case of the insolvency or liquidation of Sovereign Bank, and then only with prior regulatory approval. These subordinated notes qualify as Tier 2 regulatory capital for Sovereign Bank. Under the current regulatory capital framework, 5 years prior to maturity, 20% of the balance of the subordinated note will no longer qualify as Tier 2 capital. In each successive year prior to maturity, an additional 20% of the subordinated note will no longer qualify as Tier 2 capital. Prior to December 31, 2010, the Company received approval from our primary regulator to repurchase $271.9 million of 4.375% fixed rate/floating rate subordinated bank notes due August 1, 2013 and $219.5 million of 3.75% fixed rate/floating rate subordinated bank notes due April 1, 2014. These notes were subsequently repurchased during the first quarter of 2011. The 4.375% notes were redeemable in whole or in part as of August 1, 2008 and the 3.75% notes were redeemable in whole or in part as of April 1, 2009. In anticipation of this repurchase, the Company wrote off $5.2 million of unamortized discounts, purchase marks and deferred issuance costs through loss on debt extinguishment at December 31, 2010.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(6) BORROWINGS AND OTHER DEBT OBLIGATIONS (continued)
The following table presents information regarding SCUSA borrowings and other debt obligations at the dates indicated:

	June 30, 2011		December 31, 2010
		Effective		Effective
	Balance	Rate	Balance	Rate
SCUSA borrowings and other debt obligations:
SCUSA Subordinated revolving credit facility, due December 2011	100,000	1.94	100,000	2.01
SCUSA Subordinated revolving credit facility, due December 2011	150,000	1.94	150,000	2.05
SCUSA Warehouse lines with Santander and related subsidiaries [e]	2,386,293	2.48	4,148,355	1.57
SCUSA Warehouse line, due May 2011 [f]	—	—	475,825	1.62
SCUSA Warehouse line, due May 2011 [f]	—	—	23,660	3.11
SCUSA Warehouse line, due August 2011 [f]	491,876	1.82	209,390	5.85
SCUSA Warehouse line, due March 2012 [f]	424,164	1.73	516,000	1.71
SCUSA Warehouse line, due May 2012 [f]	411,200	1.01	129,600	3.40
SCUSA Warehouse line, due May 2012 [f]	1,017,014	1.12	—	—
SCUSA Warehouse line, due September 2017 [f]	842,029	2.20	1,077,475	1.96
Asset-backed notes [g]	8,422,928	2.10	8,050,022	2.35
TALF loan	139,876	2.69	196,589	2.22

Total SCUSA borrowings and other debt obligations	$14,385,380	2.05%	$15,076,916	2.11%

[e]	During 2011, the Company, through its SCUSA subsidiary, amended warehouse lines with Santander, acting through its New York branch, to release excess collateral and modify the fee structure of the warehouses. In addition, on December 31, 2010, the Company amended a warehouse line with Santander to increase availability to $3.7 billion and extend the maturity date to December 31, 2011.

[f]	During 2011, the Company, through its SCUSA subsidiary amended four warehouse line of credit agreements to extend the maturity dates to May 2011 for two of the lines, March 2012 for one of the lines and May 2012 for the one of the lines.

SCUSA borrowings of $13.1 billion and $14.2 billion were collateralized by automobile retail installment contracts, recreational vehicle and marine retail installment contracts and commercial loans at June 30, 2011 and December 31, 2010, respectively.

[g]	SHUSA, through its SCUSA subsidiary, has entered into various securitization transactions involving their retail automotive installment loans that do not meet the criteria for sale accounting. These transactions are accounted for as secured financings and therefore both the securitized retail installment contracts and the related securitization debt, issued by the special purpose entities, remain on the consolidated balance sheet. The securitized retail automotive installment loans are available to satisfy the related securitization debt and are not available to creditors. SCUSA had $8.4 billion of this variable rate securitized debt outstanding at June 30, 2011 which had a weighted average interest rate of 2.10%. The maturity of this debt is based on the timing of repayments from the securitized assets.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(6) BORROWINGS AND OTHER DEBT OBLIGATIONS (continued)
The following table presents information regarding holding company borrowings and other debt obligations at the dates indicated:

	June 30, 2011		December 31, 2010
		Effective		Effective
	Balance	Rate	Balance	Rate
Holding company borrowings and other debt obligations:
Commercial paper [h]	404,866	0.65	968,355	0.98
Subordinated notes, due March 2020 [i]	752,201	5.96	751,355	5.96
2.50% senior notes, due June 2012 [j]	249,557	3.73	249,332	3.73
4.625% senior notes, due April 2016 [j]	496,427	4.66	—	—
Santander senior line of credit, due April 2011 [k]	—	—	250,000	0.69
Junior subordinated debentures due to Capital Trust Entities [l]	970,747	6.21	1,173,174	6.50

Total holding company borrowings and other debt obligations	$2,873,798	4.88%	$3,392,216	4.17%

[h]	During 2010, SHUSA initiated a holding company level commercial paper issuance program, which is backed by committed lines from Santander, which at June 30, 2011 had an outstanding balance of $404.9 million and an effective rate of 0.65%.

[i]	In March 2010, the Company issued a $750 million subordinated note to Santander, which matures in March 2020. This subordinated note bears interest at 5.75% until March 2015 and then bears interest at 6.25% until maturity. Interest is being recognized at the effective interest rate of 5.96%.

[j]	In December 2008, SHUSA issued $250 million in 3.5 year fixed rate senior unsecured notes with the FDIC-guarantee under the TLG Program at a rate of 2.50% which mature on June 15, 2012. In April 2011, SHUSA issued $500 million in 5 year fixed rate senior unsecured notes at a rate of 4.625% which mature on April 19, 2016.

[k]	The Company has a line of credit agreement with Banco Santander with a total borrowing capacity of up to $1.5 billion maturing in September 2012. At June 30, 2011, there was no outstanding balance on this line. The Company also had a $1.0 billion line with Banco Santander originally maturing in September 2011 which was terminated in June 2011. The Company is in compliance with all covenants of its credit agreements with Santander.

[l]	The total balance of junior subordinated debentures due to Capital Trust Entities at December 31, 2010 was $1.2 billion. Included in this balance is the Trust PIERS. On February 26, 2004, SHUSA completed the offering of $700 million of Trust PIERS, and in March 2004, the Company raised an additional $100 million of Trust PIERS under this offering. The offering was completed through Sovereign Capital Trust IV (the “Trust”), a special purpose entity established to issue the Trust PIERS. Each Trust PIERS had an issue price of $50 and represents an undivided beneficial ownership interest in the assets of the Trust, which consist of:
•	Junior subordinated debentures issued by SHUSA, each of which will have a principal amount at maturity of $50, and which have a stated maturity of March 1, 2034; and

•	Warrants to purchase shares of common stock from SHUSA at any time prior to the close of business on March 1, 2034, by delivering junior subordinated debentures (or, in the case of warrant exercises before March 5, 2007, cash equal to the accreted principal amount of a junior subordinated debenture).

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(6) BORROWINGS AND OTHER DEBT OBLIGATIONS (continued)
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
The proceeds from the Trust PIERS of $800 million, net of transaction costs of approximately $16.3 million, were allocated pro rata between “Junior Subordinated debentures due Capital Trust Entities” in the amount of $498.3 million and “Warrants and employee stock options issued” in the amount of $285.4 million based on estimated fair values. The difference between the carrying amount of the subordinated debentures and the principal amount due at maturity is being accreted into interest expense using the effective interest method over the period to maturity of the Trust PIERS which is March 2, 2034. The effective interest rate of the subordinated debentures is 6.57%.
On June 15, 2011, SHUSA redeemed Sovereign Capital Trust V at a par value of $175.0 million. As a consequence, SHUSA wrote off $4.8 million of unamortized deferred issuance costs related to the redemption of the Capital Trust V through loss on debt extinguishment at June 30, 2011.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(7) DERIVATIVES
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
Fair Value Hedges. SHUSA has historically entered into pay-variable, receive-fixed interest rate swaps to hedge changes in fair values of certain brokered certificate of deposits and certain debt obligations. SHUSA had no fair value hedges outstanding at June 30, 2011 or December 31, 2010. At June 30, 2011, SHUSA has $30.6 million of deferred net after tax losses on terminated derivative instruments that were hedging fair value changes. These losses will continue to be deferred in other liabilities and will be reclassified into interest expense over the remaining lives of the hedged assets and liabilities.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(7) DERIVATIVES (continued)
Cash Flow Hedges. SHUSA hedges exposures to changes in cash flows associated with forecasted interest payments on variable-rate liabilities, through the use of pay-fixed, receive variable interest rate swaps. The last of the hedges is scheduled to expire in January 2016. SHUSA includes all components of each derivatives gain or loss in the assessment of hedge effectiveness. For the six months ended June 30, 2011 and June 30, 2010, no hedge ineffectiveness was recognized as income in earnings associated with cash flow hedges. At June 30, 2011, SHUSA has $11.7 million of deferred losses on terminated derivative instruments that were hedging the future cash flows on certain borrowings. These losses will continue to be deferred in accumulated other comprehensive income and will be reclassified into interest expense as the future cash flows occur, unless it becomes probable that the forecasted interest payments will not occur, in which case, the losses in AOCI will be recognized immediately. As of June 30, 2011, SHUSA expects approximately $6.2 million of the deferred net after-tax loss on derivative instruments included in accumulated other comprehensive income to be reclassified to earnings during the next twelve months.
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
Additionally, SCUSA has derivative positions with notionals totaling $1.2 billion and $1.7 billion which were not designated to obtain hedge accounting treatment at June 30, 2011 and December 31, 2010.
All derivative contracts are valued using either cash flow projection models or observable market prices. Pricing models used for valuing derivative instruments are regularly validated by testing through comparison with third parties.
Shown below is a summary of the derivatives designated as accounting hedges at June 30, 2011 and December 31, 2010:

	Notional			Receive	Pay	Life
	Amount	Asset	Liability	Rate	Rate	(Years)
June 30, 2011
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	$9,599,241	$—	$214,242	0.21%	2.10%	2.9

December 31, 2010
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	$9,892,675	$—	$174,362	0.22%	2.38%	3.0

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(7) DERIVATIVES (continued)
The following table presents the net gains/ (losses) recorded in the Consolidated Statements of Income and accumulated other comprehensive income in the Consolidated Statement of Changes in Shareholders’ Equity relating to derivative instruments designated as cash flow hedges. See Note 8 for further detail of the amounts included in accumulated other comprehensive income.

	2011	2010
For the three months ended June 30:
Amount of (loss)/gain recognized in OCI	$(21,687)	$31,630
Amount of (loss) reclassified from OCI into net interest income	(50,946)	(61,290)
Amount of ineffectiveness recognized in other noninterest income	—	—

	2011	2010
For the six months ended June 30:
Amount of gain recognized in OCI	$57,850	$124,342
Amount of (loss) reclassified from OCI into net interest income	(99,313)	(139,258)
Amount of ineffectiveness recognized in other noninterest income	—	—
Summary information regarding other derivative activities at June 30, 2011 and December 31, 2010 follows:

	Asset derivatives		Liability derivatives
	Fair value		Fair value
	June 30,	December 31,	June 30,	December 31,
	2011	2010	2011	2010

Mortgage banking derivatives:
Forward commitments to sell loans	$6	$3,488	$—	$—
Interest rate lock commitments	1,498	734	—	—

Total mortgage banking risk management	1,504	4,222	—	—
Customer related derivatives:
Swaps receive fixed	306,604	297,637	707	2,803
Swaps pay fixed	1,943	4,750	301,673	300,485
Other	5,116	4,905	5,048	4,841

Total customer related derivatives	313,663	307,292	307,428	308,129
VISA total return swap	—	—	3,056	4,081
Foreign exchange contracts	26,968	20,707	17,844	13,349
Trading	26,503	21,149	41,804	43,345

Total derivatives not designated as hedging instruments	$368,638	$353,370	$370,132	$368,904

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(7) DERIVATIVES (continued)
The following financial statement line items were impacted by SHUSA’s derivative activity as of and for the three-months and six-months ended June 30, 2011 and 2010:

Income Statement Effect For The Three Months Ended
Derivative Activity	June 30, 2011	June 30, 2010
Cash flow hedges:

Pay fixed-receive variable interest rate swaps	Decrease in net interest income of $51.1 million.	Decrease in net interest income of $87.5 million.

Other hedges:

Forward commitments to sell loans	Increase in mortgage banking revenues of $0.8 million.	Decrease in mortgage banking revenues of $4.7 million.

Interest rate lock commitments	Increase in mortgage banking revenues of $0.2 million.	Increase in mortgage banking revenues of $3.9 million.

Customer related hedges	Increase in capital markets revenue of $3.0 million.	Increase in capital markets revenue of $1.9 million.

Total return swap associated with sale of Visa, Inc. Class B shares	Increase in other non-interest income of $1.0 million	Decrease in other non-interest income of $5.2 million

Foreign exchange	Decrease in commercial banking fees of $0.4 million.	Impact was not material.

Trading	Increase to net interest income of $2.4 million.	Decrease to net interest income of $4.9 million.

Income Statement Effect For The Six Months Ended
Derivative Activity	June 30, 2011	June 30, 2010
Cash flow hedges:

Pay fixed-receive variable interest rate swaps	Decrease in net interest income of $99.5 million.	Decrease in net interest income of $160.6 million.

Other hedges:

Forward commitments to sell loans	Decrease in mortgage banking revenues of $3.5 million.	Decrease in mortgage banking revenues of $6.7 million.

Interest rate lock commitments	Increase in mortgage banking revenues of $0.8 million.	Increase in mortgage banking revenues of $4.7 million.

Customer related hedges	Increase in capital markets revenue of $7.1 million.	Increase in capital markets revenue of $3.8 million.

Total return swap associated with sale of Visa, Inc. Class B shares	Increase in other non-interest income of $1.0 million	Decrease in other non-interest income of $5.2 million

Foreign exchange	Increase in commercial banking fees of $1.8 million.	Decrease in commercial banking fees of $0.7 million.

Trading	Increase to net interest income of $6.9 million.	Decrease to net interest income of $9.8 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(8) OTHER COMPREHENSIVE INCOME/(LOSS)
The following table presents the components of other comprehensive income, net of related tax, for the three-month and six-month periods ended June 30, 2011 and 2010:

	Total Other			Total Accumulated
	Comprehensive Income			Other Comprehensive Income
	For the Three Months Ended			March 31,		June 30,
	June 30, 2011			2011		2011
	Pretax	Tax	Net	Beginning	Net	Ending
	Activity	Effect	Activity	Balance	Activity	Balance
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$(66,028)	$25,710	$(40,318)
Reclassification adjustment for net gains on cash flow hedge derivative financial instruments	(3,826)	1,339	(2,487)

Net unrealized losses on cash flow hedge derivative financial instruments	(69,854)	27,049	(42,805)	$(101,908)	$(42,805)	$(144,713)

Change in unrealized gains/(losses) on investment securities available-for-sale	91,842	(29,394)	62,448
Reclassification adjustment for net gains included in net income	20,062	(13,187)	6,875

Net unrealized gains/(losses) on investment securities available-for-sale	111,904	(42,581)	69,323	(111,619)	69,323	(42,296)

Amortization of defined benefit plans	519	(204)	315	(16,079)	315	(15,764)

Total, June 30, 2011	$42,569	$(15,736)	$26,833	$(229,606)	$26,833	$(202,773)

	Total Other			Total Accumulated
	Comprehensive Income			Other Comprehensive Income
	For the Six Months Ended			December 31,		June 30,
	June 30, 2011			2010		2011
	Pretax	Tax	Net	Beginning	Net	Ending
	Activity	Effect	Activity	Balance	Activity	Balance
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$(24,528)	$9,702	$(14,826)
Reclassification adjustment for net gains on cash flow hedge derivative financial instruments	(7,610)	2,663	(4,947)

Net unrealized losses on cash flow hedge derivative financial instruments	(32,138)	12,365	(19,773)	$(124,940)	$(19,773)	$(144,713)

Change in unrealized gains/(losses) on investment securities available-for-sale	2,353	(944)	1,409
Reclassification adjustment for net gains included in net income	81,924	(32,854)	49,070

Net unrealized gains/(losses) on investment securities available-for-sale	84,277	(33,798)	50,479	(92,775)	50,479	(42,296)

Amortization of defined benefit plans	1,166	(455)	711	(16,475)	711	(15,764)

Total, June 30, 2011	$53,305	$(21,888)	$31,417	$(234,190)	$31,417	$(202,773)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(8) OTHER COMPREHENSIVE INCOME/(LOSS) (continued)

	Total Other			Total Accumulated
	Comprehensive Income			Other Comprehensive Income
	For the Three Months Ended			March 31,		June 30,
	June 30, 2010			2010		2010
	Pretax	Tax	Net	Beginning	Net	Ending
	Activity	Effect	Activity	Balance	Activity	Balance
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$(20,110)	$6,677	$(13,433)
Reclassification adjustment for net gains on cash flow hedge derivative financial instruments	(3,700)	1,295	(2,405)

Net unrealized losses on cash flow hedge derivative financial instruments	(23,810)	7,972	(15,838)	$(142,866)	$(15,838)	$(158,704)

Change in unrealized gains/(losses) on investment securities available-for-sale	160,963	(58,540)	102,423
Reclassification adjustment for net gains included in net income	42,893	(15,600)	27,293

Net unrealized gains/(losses) on investment securities available-for-sale	203,856	(74,140)	129,716	(140,389)	129,716	(10,673)

Amortization of defined benefit plans	473	(172)	301	(15,592)	301	(15,291)

Total, June 30, 2010	$180,519	$(66,340)	$114,179	$(298,847)	$114,179	$(184,668)

	Total Other			Total Accumulated
	Comprehensive Income			Other Comprehensive Income
	For the Six Months Ended			December 31,		June 30,
	June 30, 2010			2009		2010
	Pretax	Tax	Net	Beginning	Net	Ending
	Activity	Effect	Activity	Balance	Activity	Balance
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$5,060	$(1,407)	$3,653
Reclassification adjustment for net gains on cash flow hedge derivative financial instruments	(7,355)	2,574	(4,781)

Net unrealized losses on cash flow hedge derivative financial instruments	(2,295)	1,167	(1,128)	$(157,576)	$(1,128)	$(158,704)

Change in unrealized gains/(losses) on investment securities available-for-sale	191,292	(69,593)	121,699
Reclassification adjustment for net gains included in net income	69,221	(25,194)	44,027

Net unrealized gains/(losses) on investment securities available-for-sale	260,513	(94,787)	165,726	(176,399)	165,726	(10,673)

Amortization of defined benefit plans	947	(344)	603	(15,894)	603	(15,291)

Total, June 30, 2010	$259,165	$(93,964)	$165,201	$(349,869)	$165,201	$(184,668)

SHUSA had $39.0 million and $13.0 million of noncontrolling interest in comprehensive income/(loss) and $(202.8) million and $(184.7) million of accumulated other comprehensive (loss)/income as of June 30, 2011 and June 30, 2010, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(9) MORTGAGE SERVICING RIGHTS
At June 30, 2011 and December 31, 2010, SHUSA serviced residential real estate loans for the benefit of others totaling $14.4 billion and $14.7 billion, respectively. The recorded servicing asset at June 30, 2011 and December 31, 2010 was $138.9 million and $146.0 million, respectively. For the three months and six months ended June 30, 2011, SHUSA recorded impairments of $4.5 million and $2.9 million on our mortgage servicing rights resulting from changes in expected prepayments on our mortgages due to changes in residential mortgage rates. The following table presents a summary of the activity of the asset established for the Company’s residential mortgage servicing rights.

	Six Months Ended June 30,
	2011	2010
Gross book balance at beginning of period	$173,549	$179,643
Mortgage servicing assets recognized	13,483	16,646
Amortization and permanent impairment	(17,746)	(23,895)

Gross balance at end of period	$169,286	$172,394
Valuation allowance	(30,376)	(41,228)

Book balance at end of period	$138,910	$131,166

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

	June 30, 2011	March 31, 2011	December 31, 2010	June 30, 2010	December 31, 2009
CPR	17.24%	16.49%	16.82%	22.88%	24.44%
Escrow credit spread	2.32%	2.40%	2.41%	2.88%	3.17%
Discount Rate	10.21%	10.21%	10.21%	10.21%	10.21%
A valuation allowance is established for the excess of the cost of each residential mortgage servicing asset stratum over its estimated fair value. Activity in the valuation allowance for mortgage servicing rights for the six months ended June 30, 2011 consisted of the following:

	Six Months Ended June 30,
	2011	2010
Balance at beginning of period	$27,525	$52,089
Net change in valuation allowance for mortgage servicing rights	2,851	(10,861)

Balance at end of period	$30,376	$41,228

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(9) MORTGAGE SERVICING RIGHTS (continued)
SHUSA originates and has previously sold multi-family loans in the secondary market to Fannie Mae while retaining servicing. At June 30, 2011 and December 31, 2010, SHUSA serviced $10.2 billion and $11.2 billion of loans for Fannie Mae, respectively, and as a result has recorded servicing assets of $1.7 million and $3.7 thousand, respectively. SHUSA recorded servicing asset amortization of $3.1 million and $4.7 million related to the multi-family loans sold to Fannie Mae for the six months ended June 30, 2011 and 2010, respectively. SHUSA recorded multi-family servicing recoveries of $0.3 million and $4.7 million for the three-month and six-month periods ended June 30, 2011, compared to recoveries of $0.7 million and $1.1 million for the corresponding periods in the prior year. In September 2009, the Bank elected to stop selling multi-family loans to Fannie Mae and retains all production for the loan portfolio.
SHUSA had gains/(losses) on the sale of mortgage and home equity loans of $(0.1) million and $5.2 million for the three-month and six-month periods ended June 30, 2011, compared with gains on the sale of mortgage and home equity loans of $5.0 million and $12.7 million for the corresponding periods ended June 30, 2010. SHUSA has recourse reserves of $138.1 million associated with multi-family loans sold to Fannie Mae, on which SHUSA’s maximum credit exposure is $211.1 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(10) BUSINESS SEGMENT INFORMATION
The Company’s segments are focused principally around the customers Sovereign Bank and SCUSA serve. The Retail banking segment is primarily comprised of our branch locations and our residential mortgage business. Our branches offer a wide range of products and services to customers and each attracts deposits by offering a variety of deposit instruments including demand and NOW accounts, money market and savings accounts, certificates of deposits and retirement savings products. Our branches also offer consumer loans such as home equity loans and line of credits. The Retail banking segment also includes business banking loans and small business loans to individuals. Our Specialized Business segment is primarily comprised of our non-strategic lending groups which include indirect automobile, aviation and continuing care retirement communities. The Corporate banking segment provides the majority of the Company’s commercial lending platforms such as commercial real estate loans, multi-family loans, commercial and industrial loans and the Company’s related commercial deposits. The Global Banking segment includes businesses with large corporate domestic and foreign clients. The Other category includes investment portfolio activity, intangibles and certain unallocated corporate income and expenses.
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
The provision for credit losses recorded by each segment is based on the net charge-offs of each line of business and changes in specific reserve levels for loans in the segment and the difference between the provision for credit losses recognized by the Company on a consolidated basis and the provision recorded by the business line recorded in the Other category. Other income and expenses directly managed by each business line, including fees, service charges, salaries and benefits, and other direct expenses as well as certain allocated corporate expenses are accounted for within each segment’s financial results. Accounting policies for the lines of business are the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business. Where practical, the results are adjusted to present consistent methodologies for the segments. Prior period results were recast to conform with current methodologies for the segments
In the second quarter of 2011, our multi-family and large corporate speciality groups were merged into the Corporate banking segment from the Specialized Business segment, which, for the three-month period ended June 30, 2010, resulted in approximately $8.4 billion of average assets and $10.7 million of pretax income allocated to the Corporate banking segment that had previously been allocated to the Specialized Business segment. Since our Specialized Business segment had no goodwill allocated to it, this reporting structure change had no impact on the amount of goodwill assigned to our other segments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(10) BUSINESS SEGMENT INFORMATION (continued)
The following tables present certain information regarding the Company’s segments.

	SHUSA excluding SCUSA
For the Three-Month Period Ended		Specialized		Global
June 30, 2011	Retail (1)	Business	Corporate	Banking	Other	SCUSA	Total

Net interest income/(expense)	$199,480	$20,480	$122,912	$15,196	$56,158	$535,501	$949,727
Fees and other income	104,521	4,266	17,591	6,381	10,807	86,482	230,048
Provision for credit losses	61,920	36,116	64,840	1,184	(39,177)	148,261	273,144
General and administrative expenses	277,899	9,051	33,659	3,212	(10,335)	139,152	452,638
Income/(loss) before income taxes(1)	(59,200)	(20,479)	38,520	17,132	115,017	333,480	424,470
Intersegment revenue/(expense) (2)	(29,757)	(23,241)	(102,426)	(651)	156,075	—	—
Total average assets	$24,373,434	$3,868,611	$20,291,821	$2,998,880	$25,254,818	$15,855,264	$92,642,828

	SHUSA excluding SCUSA
For the Six-Month Period Ended		Specialized		Global
June 30, 2011	Retail (1)	Business	Corporate	Banking	Other (3)	SCUSA	Total

Net interest income/(expense)	$401,348	$43,164	$240,998	$27,035	$137,498	$1,082,111	$1,932,154
Fees and other income	203,415	9,106	40,136	14,434	20,224	193,049	480,364
Provision for credit losses	131,294	117,193	100,580	5,107	(43,261)	270,003	580,916
General and administrative expenses	545,835	19,379	69,014	6,589	(19,403)	284,024	905,438
Income/(loss) before income taxes(1)	(80,797)	(84,421)	104,832	29,684	230,026	718,923	918,247
Intersegment revenue/(expense) (2)	(58,771)	(50,016)	(208,913)	(2,056)	319,756	—	—
Total average assets	$24,218,607	$4,042,520	$20,321,955	$2,809,492	$24,688,911	$16,084,139	$92,165,624

	SHUSA excluding SCUSA
For the Three-Month Period Ended		Specialized		Global
June 30, 2010	Retail (1)	Business	Corporate	Banking	Other (3)	SCUSA	Total

Net interest income/(expense)	$195,258	$29,731	$112,834	$4,658	$66,302	$401,317	$810,100
Fees and other income	112,124	6,530	19,172	2,830	9,631	60,980	211,267
Provision for credit losses	81,047	81,895	59,287	1,144	(27,473)	241,404	437,304
General and administrative expenses	253,366	10,738	33,338	3,614	(14,073)	81,514	368,497
Income/(loss) before income taxes(1)	(32,180)	(56,441)	36,522	2,729	121,922	137,621	210,173
Intersegment revenue/(expense) (2)	(30,628)	(40,829)	(107,505)	(812)	179,774	—	—
Total average assets	$22,742,343	$5,472,027	$19,861,375	$1,294,682	$22,988,586	$9,985,339	$82,344,352

	SHUSA excluding SCUSA
For the Six-Month Period Ended		Specialized		Global
June 30, 2010	Retail (1)	Business	Corporate	Banking	Other (3)	SCUSA	Total

Net interest income/(expense)	$382,484	$61,681	$225,663	$7,815	$129,673	$760,542	$1,567,858
Fees and other income	230,776	12,972	40,234	4,058	15,814	83,673	387,527
Provision for credit losses	148,328	139,572	134,991	2,196	(22,187)	447,111	850,011
General and administrative expenses	508,700	19,925	68,230	7,203	(27,267)	154,621	731,412
Income/(loss) before income taxes(1)	(68,299)	(84,983)	57,316	2,470	198,706	239,804	345,014
Intersegment revenue/(expense) (2)	(59,020)	(88,372)	(214,125)	(1,038)	362,555	—	—
Total average assets	$22,581,700	$5,746,496	$19,934,776	$1,136,780	$23,914,876	$9,385,569	$82,700,197

(1)	The Retail Segment fees and other income includes residential servicing rights impairments of $4.5 million and $2.9 million for the three months and six months ended June 30, 2011, compared to impairments of $3.8 million and recoveries of $10.9 million in the corresponding periods in the prior year. See Note 9 for further discussion on these items.

(2)	Intersegment revenue/(expense) represent charges or credits for funds used or provided by each of the segments and are included in net interest income.

(3)	The Other category includes earnings from the investment portfolio (excluding any investments purchased by SCUSA), interest expense on Sovereign Bank’s borrowings and other debt obligations (excluding any borrowings held by SCUSA), amortization of intangible assets and certain unallocated corporate income and expenses.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(11) INCOME TAXES
Periodic reviews of the carrying amount of deferred tax assets are made to determine if the establishment of a valuation allowance is necessary. If based on the available evidence in future periods, it is more likely than not that all or a portion of the Company’s deferred tax assets will not be realized, a deferred tax valuation allowance would be established. Consideration is given to all positive and negative evidence related to the realization of the deferred tax assets.
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
SHUSA continues to maintain a valuation allowance of $99.3 million at June 30, 2011 and December 31, 2010 related to deferred tax assets subject to carry forward periods. Management has determined more likely than not these deferred tax assets will remain unused after the carry forward periods have expired.
At June 30, 2011, the Company had net unrecognized tax benefits related to uncertain tax positions of $113.0 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Federal	Accrued	Unrecognized
	State and	Interest and	Income Tax
	Local Tax	Penalties	Benefits
Gross unrecognized tax benefits at December 31, 2010	$110,363	$26,588	$136,951
Additions based on tax positions related to the current year	1,036	—	1,036
Additions for tax positions of prior years	1,476	4,740	6,216
Reductions for tax positions of prior years	—	(9,169)	(9,169)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	—	—	—
Settlements	(7,361)	(307)	(7,668)

Gross unrecognized tax benefits at June 30, 2011	$105,514	$21,852	127,366

Less: Federal, state and local income tax benefits			(14,338)

Net unrecognized tax benefits that if recognized would impact the effective tax rate at June 30, 2011			$113,028

SHUSA recognizes penalties and interest accrued related to unrecognized tax benefits within income tax expense on the Consolidated Statement of Operations. During the three-month and six-month periods ended June 30, 2011, SHUSA recognized a decrease of approximately $5.5 million and $4.7 million in interest and penalties compared to an increase of $0.4 million and $1.1 million for the corresponding periods in the prior year.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(11) INCOME TAXES (continued)
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
Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. SHUSA reviews its tax balances quarterly and as new information becomes available, the balances are adjusted, as appropriate. The Company is subject to ongoing tax examinations and assessments in various jurisdictions. On June 17, 2009, SHUSA filed a lawsuit against the United States in Federal District Court seeking a refund of assessed taxes paid for tax years 2003-2005 related to two separate financing transactions with an international bank totaling $1.2 billion. As a result of these two financing transactions, SHUSA was subject to foreign taxes of $154.0 million during the years 2003 through 2005 and claimed a corresponding foreign tax credit for foreign taxes paid during those years, which the IRS disallowed. The IRS also disallowed SHUSA’s deductions for interest expense and transaction costs, totaling $24.9 million in tax liability, and assessed interest and penalties totaling approximately $70.8 million. In 2006 and 2007, SHUSA was subject to an additional $87.6 million and $22.5 million of foreign taxes, respectively, as a result of the two financing transactions, and SHUSA’s entitlement to foreign tax credits in these amounts will be determined by the outcome of the 2003-2005 litigation. In addition, the outcome of the litigation will determine whether SHUSA is subject to additional tax liability of $49.8 million related to interest expense and transaction cost deductions, and whether SHUSA will be subject to $11.8 million in interest and $12.5 million in penalties for 2006 and 2007. SHUSA continues to believe that it is entitled to claim these foreign tax credits taken with respect to the transactions and also continues to believe it is entitled to tax deductions for the related issuance costs and interest deductions based on tax law. SHUSA maintains its tax reserve at $96.8 million as of June 30, 2011. SHUSA believes this reserve amount adequately provides for any potential exposure to the IRS related to these items. However, as the Company continues to go through the litigation process, we will continue to evaluate the appropriate tax reserve levels for this position and any changes made to the tax reserves may materially affect SHUSA’s income tax provision, net income and regulatory capital in future periods.
The IRS recently concluded its exam of the Company’s 2006 and 2007 tax returns. In addition to the adjustments for items related to the two financing transactions discussed above, the IRS has proposed to disallow certain deductions taken in the 2006 and 2007 returns. The Company intends to pay the tax assessment resulting from the disallowed deductions, and to contest the adjustments through the administrative appeals process. The Company is confident that its position related to the deductions will be upheld. If the company is not successful in defending its position, the potential tax liability would be approximately $95 million plus $10.3 million in interest and $14.5 million in penalties.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(12) RELATED PARTY TRANSACTIONS
See Note 6 for a listing of the various debt agreements SHUSA has with Santander.
In March 2010, SHUSA issued to Santander, 3 million shares of SHUSA’s Common Stock, raising proceeds of $750 million.
In December, 2010, SHUSA issued 3 million shares of common stock to Santander which raised proceeds of $750 million and declared a $750 million dividend to Santander. This was a non-cash transaction.
SHUSA has $2.2 billion of public securities that consists of trust preferred security obligations and preferred stock issuances. Santander owns approximately 34.6% of these securities as of June 30, 2011.
Santander has provided guarantees on the covenants, agreements and obligations of SCUSA under the governing documents where SCUSA is a party for the securitizations. This includes, but is not limited to, the obligations of SCUSA as servicer and transferor to repurchase certain receivables.
SHUSA has entered into interest rate swap agreements with Santander to hedge interest rate risk on floating rate tranches of its securitizations and FHLB advances which have a notional value of $9.7 billion at June 30, 2011.
In 2006, Santander extended a total of $425 million in unsecured lines of credit to Sovereign Bank for federal funds and Eurodollar borrowings and for the confirmation of standby letters of credit issued by Sovereign Bank. This line is at a market rate and in the ordinary course of business and can be cancelled by either Sovereign Bank or Santander at any time and can be replaced by Sovereign Bank at any time. In the first quarter of 2009, this line was increased to $2.5 billion. During the six months ended June 30, 2011 and 2010, respectively, the average unfunded balance outstanding under these commitments was $839.5 million and $950.4 million. As of June 30, 2011, there was no outstanding balance on the unsecured lines of credit for federal funds and Eurodollar borrowings. Sovereign Bank paid approximately $3.2 million and $6.4 million in fees to Santander in the three-month and six-month periods ended June 30, 2011 in connection with these commitments compared to $3.7 million and $7.2 million in fees in the corresponding periods in the prior year.
The Company, and its affiliates, have entered into various service agreements with Santander and its affiliates. Each of the agreements was done in the ordinary course of business and on market terms. The agreements are as follows:
•	Nw Services Co., a Santander affiliate doing business as Aquanima, is under contract with Sovereign Bank to provide procurement services, with fees paid in the three-month and six-month periods ended June 30, 2011 in the amounts of $0.6 million and $1.7 million compared to $0.4 million and $0.9 million for the same periods in 2010.
•	Geoban, S.A., a Santander affiliate, is under contract with Sovereign Bank to provide services in the form of debit card disputes and claims support, and consumer and mortgage loan set-up and review, with fees paid in the three-month and six-month periods ended June 30, 2011 in the amounts of $0.7 million and $0.8 million. There were no fees paid in 2010 with respect to this agreement.
•	Ingenieria De Software Bancario S.L., a Santander affiliate, is under contract with Sovereign Bank to provide information technology development, support and administration, with fees paid in the three-month and six-month periods ended June 30, 2011 in the amounts of $29.3 million and $56.9 million compared to $32.9 million and $34.8 million for the same periods in 2010.
•	Produban Servicios Informaticos Generales S.L., a Santander affiliate, is under contract with Sovereign Bank to provide professional services, and administration and support of information technology production systems, telecommunications and internal/external applications, with fees paid in the three-month and six-month periods ended June 30, 2011 in the amounts of $18.8 million and $39.4 million compared to $10.4 million and $13.2 million for the same periods in 2010.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(12) RELATED PARTY TRANSACTIONS (continued)
•	Santander Global Facilities (“SGF”), a Santander affiliate, is under contract with Sovereign Bank to provide administration and management of employee benefits and payroll functions for Sovereign Bank and other affiliates including employee benefits and payroll processing services provided by third party vendors through sponsorship by SGF. In the three-month and six-month periods ended June 30, 2011, fees in the amounts of $1.3 million and $2.6 million were paid to SGF with respect to this agreement compared to $1.3 million and $2.7 million for the same periods in 2010.
•	SGF is under contract with Sovereign Bank to provide property management services. In the three-month and six-month periods ended June 30, 2011, fees in the amounts of $1.3 million and $2.6 million were paid to SGF with respect to this agreement compared to $2.2 million for the six-month period ended June 30, 2010. There were no fees paid in the second quarter of 2010 with respect to this agreement.
In 2010, SHUSA extended a $10 million unsecured loan to Servicios de Cobranza, Recuperacion y Seguimiento, S.A. DE C.V. At June 30, 2011 and December 31, 2010 the principal balance was $7 million and $10 million, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(13) FAIR VALUE
During the six months ended June 30, 2011, no changes were made to the Company’s valuation models that had, or were expected to have, a material impact on the Company’s Consolidated Balance Sheets or results of operations. For a further discussion of the Company’s valuation methodologies for assets, liabilities and lending-related commitments measured at fair value and the fair value hierarchy, see Note 19 and Note 20 on pages 84-87 on Form 10-K for 2010.
The Company’s residential loan held for sale portfolio had an aggregate fair value of $110.5 million at June 30, 2011. The contractual principal amount of these loans totaled $107.1 million. The difference in fair value compared to the principal balance was $3.4 million which was recorded in mortgage banking revenues during the six-month period ended June 30, 2011. Substantially all of these loans are current and none are in non-accrual status. The fair value of these loans is estimated based upon the anticipated exit prices for these loans in the secondary market to agency buyers such as Fannie Mae and Freddie Mac. Practically all of our residential loans held for sale portfolio is sold to these two agencies.
The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy.

	Fair Value Measurements at June 30, 2011 Using:
	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable Inputs	Unobservable Inputs	Balance at
	Assets (Level 1)	(Level 2)	(Level 3)	June 30, 2011

Financial Assets:
US Treasury and government agency securities	$—	$44,906	$—	$44,906
Debentures of FHLB, FNMA and FHLMC	—	20,000	—	20,000
Corporate debt	—	1,933,706	—	1,933,706
Asset-backed securities	—	3,055,705	51,310	3,107,015
State and municipal securities	—	1,767,628	—	1,767,628
Mortgage backed securities	—	5,378,383	1,066,162	6,444,545

Total investment securities available-for-sale	—	12,200,328	1,117,472	13,317,800
Loans held for sale	—	110,466	—	110,466
Derivatives:
Mortgage banking	—	6	1,498	1,504
Customer related	—	313,663	—	313,663
Foreign exchange	—	26,968	—	26,968
Trading	—	26,503	—	26,503

Total Financial Assets	—	12,677,934	1,118,970	13,796,904
Financial Liabilities:
Derivatives:
Cash flow	—	214,242	—	214,242
Customer related	—	307,428	—	307,428
Total return swap	—	—	3,056	3,056
Foreign exchange	—	17,844	—	17,844
Trading	—	41,804	—	41,804

Total financial liabilities		581,318	3,056	584,374

Total	$—	$12,096,616	$1,115,914	$13,212,530

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(13) FAIR VALUE (continued)

	Fair Value Measurements at December 31, 2010 Using:
	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable Inputs	Unobservable Inputs	Balance at
	Assets (Level 1)	(Level 2)	(Level 3)	Dec. 31, 2010

Financial Assets:
US Treasury and government agency securities	$—	$12,997	$—	$12,997
Debentures of FHLB, FNMA and FHLMC	—	24,999	—	24,999
Corporate debt	—	2,202,787	—	2,202,787
Asset-backed securities	—	3,073,194	51,409	3,124,603
State and municipal securities	—	1,882,280	—	1,882,280
Mortgage backed securities	—	4,663,744	1,460,438	6,124,182

Total investment securities available-for-sale	—	11,860,001	1,511,847	13,371,848
Loans held for sale	—	150,063	—	150,063
Derivatives:
Mortgage banking	—	3,488	734	4,222
Customer related	—	307,292	—	307,292
Foreign exchange	—	20,707	—	20,707
Trading	—	21,149	—	21,149

Total Financial Assets	—	12,362,700	1,512,581	13,875,281
Financial Liabilities:
Derivatives:
Cash flow	—	169,758	4,604	174,362
Customer related	—	308,130	—	308,130
Total return swap	—	—	4,081	4,081
Foreign exchange	—	13,349	—	13,349
Trading	—	43,345	—	43,345

Total financial liabilities		534,582	8,685	543,267

Total	$—	$11,828,118	$1,503,896	$13,332,014

There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy during the three-months and six-months ended June 30, 2011 and June 30, 2010.
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
The tables below presents the changes in our Level 3 balances for the three-month and six-month periods ended June 30, 2011 and 2010.
For the three-month period ended June 30, 2011:

	Investments	Mortgage
	Available-for-Sale	Servicing Rights	Derivatives	Total
Balance at March 31, 2011	$1,424,401	$150,136	$(5,389)	$1,569,148
Gains/(losses) in other comprehensive income	(48,303)	—	(473)	(48,776)
Gains/(losses) in earnings	9,843	(4,270)	2,041	7,614
Purchases	—	—	—	—
Issuances	—	4,382	—	4,382
Sales	(180,611)	—	—	(180,611)
Settlements	(87,858)	—	2,263	(85,595)
Amortization	—	(9,651)	—	(9,651)
Transfers into/out of level 3	—	—	—	—

Balance at June 30, 2011	$1,117,472	$140,597	$(1,558)	$1,256,511

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(13) FAIR VALUE (continued)
For the six-month period ended June 30, 2011:

	Investments	Mortgage
	Available-for-Sale	Servicing Rights	Derivatives	Total
Balance at December 31, 2010	$1,511,847	$146,028	$(7,951)	$1,649,924
Gains/(losses) in other comprehensive income	(2,975)	—	(216)	(3,191)
Gains/(losses) in earnings	9,843	1,898	2,905	14,646
Purchases	—	—	—	—
Issuances	—	13,483	—	13,483
Sales	(180,611)	—	—	(180,611)
Settlements	(220,632)	—	3,704	(216,928)
Amortization	—	(20,812)	—	(20,812)
Transfers into/out of level 3	—	—	—	—

Balance at June 30, 2011	$1,117,472	$140,597	$(1,558)	$1,256,511

For the three-month period ended June 30, 2010:

	Investments	Mortgage
	Available-for-Sale	Servicing Rights	Derivatives	Total
Balance at March 31, 2010	$1,831,828	$142,383	$(18,477)	$1,955,734
Gains/(losses) in other comprehensive income	83,646	—	(5,110)	78,536
Gains/(losses) in earnings	(3,134)	(3,153)	790	(5,497)
Purchases	—	—	(5,240)	(5,240)
Issuances	—	10,922	—	10,922
Sales	—	—	—	—
Settlements	(96,339)	—	13,615	(82,724)
Amortization	—	(13,297)	—	(13,297)
Transfers into/out of level 3	—	—	—	—

Balance at June 30, 2010	$1,816,001	$136,855	$(14,422)	$1,938,434

For the six-month period ended June 30, 2010:

	Investments	Mortgage
	Available-for-Sale	Servicing Rights	Derivatives	Total
Balance at December 31, 2009	$1,938,576	$136,874	$(24,585)	$2,050,865
Gains/(losses) in other comprehensive income	113,618	—	(1,182)	112,436
Gains/(losses) in earnings	(4,994)	11,938	2,970	9,914
Purchases	—	—	(5,240)	(5,240)
Issuances	—	16,646	—	16,646
Sales	—	—	—	—
Settlements	(231,199)	—	13,615	(217,584)
Amortization	—	(28,603)	—	(28,603)
Transfers into/out of level 3	—	—	—	—

Balance at June 30, 2010	$1,816,001	$136,855	$(14,422)	$1,938,434

As of June 30, 2011, approximately $13.8 billion of our total assets consisted of financial instruments measured at fair value on a recurring basis, including financial instruments for which we elected the fair value option. Approximately $12.7 billion of these financial instruments, net of counterparty and cash collateral balances, were measured using valuation methodologies involving market-based or market-derived information, collectively Level 1 and 2 inputs. Approximately $1.1 billion of these financial instruments were measured using model-based techniques, or Level 3 inputs, and represented approximately 8.1% of our total assets measured at fair value and approximately 1.2% of our total consolidated assets.
SHUSA adopted the fair value option on its residential mortgage loans classified as held for sale which allows us to record our mortgage loan held for sale portfolio at fair market value versus the lower of cost or market. SHUSA economically hedges it’s residential held for sale portfolio with forward sale agreements which are reported at fair value. A lower of cost or market accounting treatment would not allow the Company to record the excess of our fair market value over book value but would require the Company to record the corresponding reduction in value on our hedges. Both the loans and related hedges are carried at fair value which reduces earnings volatility as the amounts more closely offset, particularly in environments when interest rates are declining.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(13) FAIR VALUE (continued)
The Company’s residential loan held for sale portfolio had an aggregate fair value of $110.5 million at June 30, 2011. The contractual principal amount of these loans totaled $109.7 million at June 30, 2011. The difference in fair value compared to principal balance of $0.8 million was recorded in mortgage banking revenues during the six-month period ended June 30, 2011. Substantially all of these loans are current and none are in non-accrual status. Interest income on these loans is credited to interest income as earned. The fair value of these loans is estimated based upon the anticipated exit price for these loans in the secondary market to agency buyers such as Fannie Mae and Freddie Mac. The majority of our residential loan held for sale portfolio is sold to these two agencies.
We may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at quarter end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at quarter end.

	Quoted Prices in Active	Significant Other	Significant
	Markets for	Observable Inputs	Unobservable
	Identical Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
June 30, 2011
Loans (1)	$—	$2,002,440	$—	$2,002,440
Foreclosed assets (2)	—	108,950	—	108,950
Mortgage servicing rights (3)	—	—	140,597	140,597

December 31, 2010
Loans (1)	$—	$2,148,261	$—	$2,148,261
Foreclosed assets (2)	—	114,198	—	114,198
Mortgage servicing rights (3)	—	—	146,028	146,028

(1)	These balances are measured at fair value on a non-recurring basis using the fair value of the underlying collateral.

(2)	Represents the fair value of foreclosed real estate and other collateral owned that were measured at fair value subsequent to their initial classification as foreclosed assets, based on periodic updates of appraisals and estimated selling costs.

(3)	These balances are measured at fair value on a non-recurring basis. Mortgage servicing rights are stratified for purposes of the impairment testing.
The following table presents the increase/(decrease) in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the income statement, relating to assets held at period end.

		Six Months Ended June 30,
	Income Statement Location	2011	2010
Loans	Provision for credit losses	$(23,273)	$(91,874)

Foreclosed assets	Other administrative expense	(6,002)	(3,032)

Mortgage servicing rights	Mortgage banking income	1,898	11,938

		$(27,377)	$(82,968)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(13) FAIR VALUE (continued)
The following table presents disclosures about the fair value of financial instruments. These fair values for certain instruments are presented based upon subjective estimates of relevant market conditions at a specific point in time and information about each financial instrument. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These techniques involve uncertainties resulting in variability in estimates affected by changes in assumptions and risks of the financial instruments at a certain point in time. Therefore, the derived fair value estimates presented below for certain instruments cannot be substantiated by comparison to independent markets. In addition, the fair values do not reflect any premium or discount that could result from offering for sale at one time an entity’s entire holdings of a particular financial instrument nor does it reflect potential taxes and the expenses that would be incurred in an actual sale or settlement. Accordingly, the aggregate fair value amounts presented below do not represent the underlying value to SHUSA:

	June 30, 2011		December 31, 2010
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
Financial Assets:
Cash and amounts due from depository institutions	$4,101,275	$4,101,275	$1,705,895	$1,705,895
Available-for-sale investment securities	13,317,800	13,317,800	13,371,848	13,371,848
Loans held for investment, net	63,822,390	62,250,062	62,820,434	61,453,371
Loans held for sale	110,466	110,466	150,063	150,063
Mortgage servicing rights	140,597	148,093	146,028	148,746
Derivatives:
Mortgage banking	1,504	1,504	4,222	4,222
Customer related	313,663	313,663	307,292	307,292
Foreign exchange	26,968	26,968	20,707	20,707
Trading	26,503	26,503	21,149	21,149
Financial Liabilities:
Deposits	47,256,075	45,793,275	42,673,293	42,592,642
Borrowings and other debt obligations	31,458,347	32,813,745	33,630,117	34,764,709
Derivatives:
Cash flow	214,242	214,242	174,362	174,362
Mortgage banking
Customer related	307,428	307,428	308,130	308,130
Total return swap	3,056	3,056	4,081	4,081
Foreign exchange	17,844	17,844	13,349	13,349
Trading	41,804	41,804	43,345	43,345
Unrecognized financial instruments:(1)
Commitments to extend credit	102,099	102,017	110,705	110,617

(1)	The amounts shown under “carrying value” represent accruals or deferred income arising from those unrecognized financial instruments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(14) RECENT ACCOUNTING DEVELOPMENTS
In December 2010, the FASB issued ASU 2010-28, an update to Topic 350, “Intangibles — Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments to Topic 350 modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining this, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. These amendments are effective for the Company on January 1, 2011. The implementation of this guidance did not have an impact on SHUSA’s financial position or results of operations.
In April 2011, the FASB issued ASU 2011-02, an update to ASC 310-40, “Receivables — Troubled Debt Restructurings by Creditors.” The amendments to Topic 310 are effective on July 1, 2011 for the Company, and should be applied retrospectively to the beginning of the annual period of adoption. In evaluating whether a restructuring constitutes a troubled debt restructuring, the Company must separately conclude that the restructuring constitutes a concession as well as the debtor must be experiencing financial difficulties. The amendments to Topic 310 clarify the guidance on a creditor’s evaluation of whether it has granted a concession and the debtor is experiencing financial difficulties. The implementation of this guidance is not expected to have a significant impact on SHUSA’s financial position or results of operations.
In April 2011, the FASB issued ASU 2011-03, an update to ASC 860, “Transfers and Servicing” to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in this update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The amendments to ASC 860 are effective for the Company beginning January 1, 2012. The implementation of this guidance is not expected to have an impact on SHUSA’s financial position or results of operations.
In May 2011, the FASB issued ASU 2011-04, an update to ASC 820, “Fair Value Measurement” to provide guidance about how fair value should be determined where it is already required or permitted under U.S. GAAP. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks and the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy, and requires additional disclosures. The amendments to ASC 820 are effective for the first interim and annual periods beginning after December 15, 2011 for the Company, and should be applied prospectively. The implementation of this guidance is not expected to have a significant impact on SHUSA’s financial position or results of operations.
In June 2011, the FASB issued ASU 2011-05, an update to ASC 220, “Comprehensive Income”, which requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The amendments do not change what items are reported in other comprehensive income or the requirement to report classification of items from other comprehensive income to net income. The amendments to ASC 220 are effective for the first interim and annual period beginning after December 15, 2011 for the Company, and should be applied retrospectively to the beginning of the annual period of adoption. The implementation of this guidance is not expected to have a significant impact on SHUSA’s financial position or results of operations however, the implementation of this guidance could have an impact on the format of the financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(15) TRANSACTION RELATED AND INTEGRATION CHARGES AND OTHER RESTRUCTURING COSTS, NET
SHUSA recorded charges against its earnings during 2009 for transaction related and integration charges and other restructuring costs. A rollforward of the six-month periods ending June 30, 2011 and 2010 of the transaction related and integration charges and other restructuring cost accruals are summarized below:

	Contract
	Termination	Severance	Total
Reserve balance at December 31, 2010	$17,239	$15,205	$32,444
Payments	(2,317)	(6,497)	(8,814)

Reserve balance at June 30, 2011	$14,922	$8,708	$23,630

	Contract
	Termination	Severance	Total
Reserve balance at December 31, 2009	$27,805	$46,900	$74,705
Payments	(7,161)	(19,746)	(26,907)

Reserve balance at June 30, 2010	$20,644	$27,154	$47,798

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(16) COMMITMENTS AND CONTINGENCIES
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
In accordance with applicable accounting guidance, SHUSA establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, SHUSA does not establish an accrued liability. As a litigation or regulatory matter develops, SHUSA, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable at which time an accrued liability is established with respect to such loss contingency. SHUSA continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. For certain legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses. For other matters for which a loss is probable or reasonably possible, such an estimate is not possible. Excluding the matters discussed below, management currently estimates that it is reasonably possible that we could incur losses in an aggregate amount up to approximately $60 million in excess of the accrued liability, if any, with it also being reasonably possible that we could incur no such losses at all in these matters. This estimated range of reasonably possible losses represents the estimate of possible losses over the life of such legal matters, which may span a currently indeterminable number of years, and is based on information currently available as of June 30, 2011.
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
If the acquisition constituted a “change of control” under the definitions applicable to the Trust PIERS, SHUSA would be required to pay a significantly higher rate of interest on subordinated debentures of SHUSA held in trust for the holders of Trust PIERS and the principal amount of the debentures would accrete to $50 per debenture as of the effective date of the “change of control”. The reset rate in the event of a “change of control” is defined in the Indenture as the greater of 7.41% per annum and the rate determined by a reference agent utilizing a process set forth in the Indenture. There is no “change in control” under the Trust PIERS, among other reasons, if the consideration in the acquisition consisted of shares of common stock traded on a national securities exchange. Santander issued American Depositary Shares in connection with the acquisition which were and are listed on the New York Stock Exchange.
The complaint asks the court to declare that the acquisition of SHUSA was a “change of control” under the Indenture and seeks damages equal to the interest that the complaint alleges should have been paid by SHUSA for the benefit of holders of Trust PIERS. If the Trustee prevails in the lawsuit, and using the 7.41% reset rate in the Indenture, the impact attributable to the Indenture on SHUSA as of June 30, 2011 would be a reduction of pre-tax income up to approximately $334 million, of which approximately $277 million relates to the difference in the current carrying amount of the subordinated debentures and the principal amount due at maturity. The trustee has argued that the reset rate should be 12.77% or higher, which if accepted by the court would increase the impact of an unfavorable outcome noted above.
SHUSA believes the acquisition by Santander was not a “change of control” and that the Trustee’s damages are overstated in the event the Court concludes that the acquisition of SHUSA was a “change of control”. SHUSA intends to vigorously defend its position against any claims by the Trustee or any holder of Trust PIERS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)
(Unaudited)
(16) COMMITMENTS AND CONTINGENCIES (continued)
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
Overdraft Litigation
The putative class action litigation filed against Sovereign Bank by Diane Lewis, on behalf of herself and others similarly situated, in the United States District Court for the District of Maryland has been transferred to and consolidated for pre-trial proceedings in the United States District Court for the Southern District of Florida (the “MDL Court”) under the caption In re Checking Account Overdraft Litigation. The complaint alleges violations of law in connection with Sovereign Bank’s overdraft/transaction ordering and fees practices.
Other
Reference should be made to Note 11 for disclosure regarding the lawsuit filed by SHUSA against the Internal Revenue Service/United States. In addition to the proceedings described above and the litigation described in Note 11 above, SHUSA in the normal course of business is subject to various other pending and threatened legal proceedings in which claims for monetary damages and other relief are asserted. We do not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of such other legal proceedings will have a material adverse effect on our consolidated financial position or liquidity. However, we cannot now determine whether or not any claims asserted against us, whether in the proceedings specifically described above, the matter described in Note 11 above, or otherwise, will have a material adverse effect on our results of operations or cash flows in any future reporting period, which will depend on, among other things, the amount of any loss resulting from the claim and the amount of income otherwise reported for the reporting period.
Reference should be made to Item 2, Foreclosure Matters for disclosure regarding the Consent Order issued by the Bank’s primary banking regulator.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
(Dollars in thousands)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY
SHUSA, headquartered in Boston, MA, provides customers with a broad range of financial products and services through its two primary subsidiaries, Sovereign Bank and Santander Consumer USA (“SCUSA”).
Sovereign Bank, headquartered in Wilmington, DE, is a $76 billion financial institution as of June 30, 2011 with community banking offices, operations and team members located principally in Pennsylvania, Massachusetts, New Jersey, Connecticut, New Hampshire, New York, Rhode Island, Maryland, and Delaware. Sovereign Bank gathers substantially all of its deposits in these market areas. Sovereign Bank uses its deposits, as well as other financing sources, to fund its loan and investment portfolios. Sovereign Bank earns interest income on its loans and investments. In addition, Sovereign Bank generates non-interest income from a number of sources including deposit and loan services, sales of loans and investment securities, capital markets products and bank-owned life insurance. Sovereign Bank’s principal non-interest expenses include employee compensation and benefits, occupancy and facility-related costs, technology and other administrative expenses. Sovereign Bank’s volumes, and accordingly its financial results, are affected by the economic environment, including interest rates, consumer and business confidence and spending, as well as the competitive conditions within its geographic footprint.
SCUSA, headquartered in Dallas, TX, is a specialized consumer finance company engaged in the purchase, securitization, and servicing of retail installment contracts originated by automobile dealers. SCUSA acquires retail installment contracts from manufacturer franchised dealers in connection with their sale of used and new automobiles and trucks primarily to nonprime customers with limited credit histories or past credit problems. SCUSA also purchases retail installment contracts from other companies.
On January 30, 2009, the Company was acquired by Santander. In July 2009, Santander contributed SCUSA, a majority owned subsidiary, into SHUSA.
Our customers select Sovereign Bank and SCUSA for banking and other financial services based on our ability to assist customers by understanding and anticipating their individual financial needs and providing customized solutions. Following the acquisition by Santander, Sovereign Bank began to change its strategy substantially. During 2009 and much of 2010 our primary emphasis was stabilization, a turnaround of the Company and its operating results, by re-aligning various elements of the Santander business model into its reporting structure. The second phase, transformation, has already begun and focuses on creating a sound, sustainable, and competitive franchise.
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
Growing Corporate Banking is a key priority for Sovereign. Management plans to take a measured and gradual approach to building a strong franchise. Significant Corporate Banking initiatives include strengthening our Large Corporate unit as a competitive provider for large corporate customers, balancing penetration of different Corporate Banking units within Sovereign’s footprint in New England, Metro New York, and the Mid-Atlantic, increasing participation in syndicated and club loans to in-footprint companies, upgrading the technology platform and operational capabilities, and taking advantage of Santander’s global presence by seeking U.S. Transaction Banking business from non-U.S. Santander clients.
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
(Dollars in thousands)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Effective July 1, 2011 Jerry Grundhofer was appointed non-executive Chairman of the Board of Directors of the Company. Mr. Grundhofer most recently served as Chairman of the Board of Directors of Citibank, N.A., as well as a member of the Board of Directors of Citigroup, New York.
CURRENT REGULATORY ENVIRONMENT
On July 21, 2010, President Obama signed into law the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (“Dodd-Frank Act”), which is a significant development for the industry. The elements of the act addressing financial stability are largely focused on issues related to systemic risks and capital markets-related activities. The act includes a number of specific provisions designed to promote enhanced supervision and regulation of financial firms and financial markets, protect consumers and investors from financial abuse and provide the government with tools to manage a financial crisis and raise international regulatory standards. The act also introduces a substantial number of reforms that reshape the structure of the regulation of the financial services industry, requiring more than 60 studies to be conducted and more than 200 regulations to be written over the next two years.
The true impact of this legislation to SHUSA and the industry will be unknown until these reforms are complete, although they will involve higher compliance costs. Certain elements, such as the debit interchange legislation, will negatively affect our revenue and earnings; while certain other elements, such as the “Collins Amendment”, will phase in the heightened capital standards by eliminating trust preferred securities as tier 1 regulatory capital for certain financial institutions. Other impacts include increases to the levels of deposit insurance assessments on large insured depository institutions, impacts to the nature and levels of fees charged to consumers, changes to the types of derivative activities that Sovereign Bank and other insured depository institutions may conduct, and other increases to capital, leverage and liquidity requirements for banks and bank holding companies. Financial institutions deemed to be systemically important (generally defined as financial institutions, similar to SHUSA, with greater than $50 billion in total assets) will be subject to additional supervision and requirements to develop resolution plans for potential economic and market events that could have a significant negative impact on their business. These changes could impact the future profitability and growth of SHUSA.
In the fourth quarter of 2009, the Board of Governors of the Federal Reserve System (FRB) announced regulatory changes to debit card and ATM overdraft practices that were effective July 1, 2010. These changes prohibit financial institutions from charging consumers fees for paying overdrafts on automated teller machine (ATM) and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. These changes will continue to have an impact that could be material to our consumer banking fee revenue. The actual impact could vary due to a variety of factors, including changes in customer behavior.
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
RECENT DEVELOPMENTS IN BANK REGULATION
In May 2011, Sovereign Bank applied to the Office of the Comptroller of the Currency (OCC) to become a national bank organized under the National Bank Act. In connection with this application, within the next week SHUSA intends to submit an application to the FRB to become a bank holding company under the Bank Holding Company Act of 1956, as amended. To date, the application to the OCC has not been approved or denied.
Upon approval by the OCC to convert to a national bank, Sovereign Bank would no longer be subject to federal thrift regulations and instead would be subject to the OCC’s regulations under the National Bank Act. The various laws and regulations administered by the OCC for national banks affect corporate practices and impose certain restrictions on activities and investments, but SHUSA does not believe that Sovereign Bank’s current or currently proposed business will be limited materially, if at all, by these restrictions. In addition, as a national bank, Sovereign Bank will no longer be subject to the qualified thrift lender requirement, which requires thrifts to maintain a certain percentage of their “portfolio assets” in certain ‘qualified thrift investments,” such as residential housing related loans, certain consumer and small business loans and residential mortgage-backed securities. Sovereign Bank would also no longer be subject to the restrictions in the Home Owners’ Loan Act limiting the amount of commercial loans that Sovereign Bank may make.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
(Dollars in thousands)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Upon approval by the FRB to become a bank holding company, SHUSA would become subject to the comprehensive, consolidated supervision and regulation of the FRB. SHUSA would be expected to act as a source of strength to Sovereign Bank and, for the first time, would be subject to risk-based and leverage capital requirements and information reporting requirements. SHUSA believes that it would be “well capitalized” under the FRB’s capital standards.
Additionally, because SHUSA has more than $50 billion in total consolidated assets, as a bank holding company it will become subject to the heightened prudential and other requirements for large bank holding companies. The Dodd-Frank Act imposes heightened prudential requirements on bank holding companies with at least $50 billion in total consolidated assets and requires the FRB to establish prudential standards for such large bank holding companies that are more stringent than those applicable to other bank holding companies, including standards for risk-based capital requirements and leverage limits, liquidity, risk-management requirements, resolution plans (referred to as “living wills”) and credit exposure reporting and concentration limits. As part of the Dodd-Frank enhanced supervision framework, SHUSA will be subject to annual stress tests by the FRB, and SHUSA and Sovereign Bank will be required to conduct semi-annual and annual stress tests, respectively, reporting results to the FRB and the OCC. The FRB also has discretionary authority to establish additional prudential standards, on its own or at the Financial Stability Oversight Council’s recommendation, regarding contingent capital, enhanced public disclosures, short-term debt limits, and otherwise as it deems appropriate.
Additionally, federal laws restrict the types of activities in which bank holding companies may engage, and subject them to a range of supervisory requirements, including regulatory enforcement actions for violations of laws and policies. Bank holding companies may engage in the business of banking and managing and controlling banks, as well as closely related activities. SHUSA does not expect the limitations described above will adversely affect its current operations or materially prohibit it from engaging in activities that are currently contemplated by its business strategies.
On June 29, 2011, the FRB issued its final rule implementing the debit card interchange fee and routing regulation rules pursuant to the “Durbin amendment”. The final rule establishes standards for assessing whether debit card interchange fees received by debit card issuers are “reasonable and proportional” to the costs incurred by issuers for electronic debit transactions. In addition, the final rule prohibits network exclusivity arrangements on debit cards to ensure merchants have choices in how debit card transactions are routed The effective date for the provision regarding debit card interchange fees and the network exclusivity prohibition is October 1, 2011 and April 1, 2012, respectively.
The negative impact of the Durbin amendment on revenue is expected to be approximately $50-60 million annually based on our current debit card transaction volume. The actual impact could vary due to a variety of factors.
On July 21, 2011, as required by the Dodd-Frank Act, the OCC assumed responsibility from the Office of Thrift Supervision (OTS) for the ongoing examination, supervision, and regulation of federal savings associations and rulemaking for all savings associations, state and federal. Accordingly, as a federal savings bank, Sovereign Bank is subject to supervision, enforcement, and rulemaking authority by the OCC.
FORECLOSURE MATTERS
On April 13, 2011, Sovereign Bank consented to the issuance of a Consent Order (the “Order”) by its then primary federal banking regulator, the OTS, as part of an interagency horizontal review of foreclosure practices at 14 mortgage servicers. The Order, requires the Bank to take a number of actions, including designating a committee to monitor and coordinate the Bank’s compliance with the provisions of the Order, developing and implementing plans to improve the Bank’s mortgage servicing and foreclosure practices and taking certain other remedial actions. The Bank must also retain an independent consultant to conduct a review of certain foreclosure actions or proceedings for loans serviced by the Bank.
On its own initiative in October 2010, the Bank began a comprehensive review of its foreclosure processes. Based on the results of that review, the Bank took corrective action to address deficiencies in its mortgage foreclosure practices and is in the process of implementing additional measures to address the issues raised in the Order.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
(Dollars in thousands)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company has increased the estimate of one-time costs that it and the Bank will incur from approximately $12 million to approximately $24 million relating to compliance with the Order. The estimate, which primarily includes expenses for consultants, has increased substantially as a result of revised instructions from the federal regulators regarding the scope and methodology that must be used to select the sample of foreclosure files that must be reviewed by an independent consultant pursuant to the Order, which has resulted in a substantial increase in the number of files. Recurring legal and operational expenses to comply with the Order are estimated to be approximately $7 million annually. The Company and the Bank may incur further expenses related to compliance with the Order.
The Order will remain in effect until modified or terminated by the OCC, successor to the OTS. Any material failure to comply with the provisions of the Order could result in enforcement actions by the OCC. While the Bank intends to take such actions as may be necessary to enable the Bank to comply fully with the provisions of the Order, and the Bank is currently aware of no impediment to achieving full compliance with the Order, there can be no assurance that the Bank will be able to comply fully with the provisions of the Order, or to do so within the timeframes required, or that compliance with the Order will not be more time consuming, more expensive, or require more managerial time than anticipated. The Bank may also be subject to civil money penalties, however the Bank is unable to determine the likelihood or amount of such penalties at this time, and accordingly, no accrual has been recorded.
CREDIT RISK ENVIRONMENT
Although market conditions have been steadily improving, unemployment in the United States continues to remain near historically high levels, and conditions are expected to remain challenging for financial institutions in 2011. Conditions in the housing market have been difficult over the past few years and declining real estate values and financial stress on borrowers have resulted in elevated levels of delinquencies and charge-offs. Accordingly, consumers and financial institutions remain cautious as weak housing markets, high unemployment, and volatile global credit and market environments remain a concern.
The credit quality of our loan portfolio has a significant impact on our operating results. We continue to experience overall credit quality improvement including signs of improvement in our commercial and consumer portfolios beginning in 2010 and continuing into 2011. We had net charge-offs of $264.5 million and $511.2 million during the three months and six months ended June 30, 2011 compared to $286.6 million and $630.3 million during the corresponding periods in the prior year. Net charge-offs related to SCUSA for three-month and six-month periods ended June 30, 2011 were $79.3 million and $176.8 million compared to $76.8 million and $202.3 million for the corresponding periods ended June 30, 2010. Our provision for credit losses was $273.1 million and $580.9 million during the three months and six months ended June 30, 2011 compared to $437.3 million and $850.0 million during the corresponding periods in the prior year.
The allowance for loan losses remained steady at $2.2 billion at June 30, 2011 and December 31, 2010 while total loans held for investment increased to $66.0 billion from $65.0 billion for the same respective periods. The increase in loans held for investment is primarily attributable to $1.7 billion and $181.9 million loan acquisitions during the first quarter and second quarter of 2011, respectively.
Conditions in the housing market have significantly impacted areas of our business. Certain segments of our consumer and commercial loan portfolios have exposure to the housing market. Total residential real estate loans increased to $11.6 billion at June 30, 2011 from $11.2 billion at December 31, 2010, while Alt-A residential real estate loans (also known as limited documentation) decreased to $1.7 billion from $1.9 billion over the same respective period. Credit losses on our Alt-A residential real estate loans have decreased year-over-year and totaled $9.5 million and $17.0 million during the three-month and six-month periods ended June 30, 2011 compared to $15.5 million and $24.4 million for the corresponding periods in the prior year. Future performance of our residential loan portfolio will continue to be significantly influenced by home prices in the residential real estate market, unemployment and general economic conditions.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
(Dollars in thousands)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The homebuilder industry also has been impacted by difficult new home sales volumes and values of residential real estate which has impacted the profitability and liquidity of these companies. Declines in real estate prices have been the most pronounced in certain states where previous increases were the largest, such as California, Florida and Nevada. Additionally, heightened foreclosure volumes have continued in various other areas due to the generally challenging economic environment and levels of unemployment. SHUSA provided financing to various homebuilder companies which is included in our commercial loan portfolio. The Company has been working on reducing its exposure to this loan portfolio which has resulted in it declining to $117.5 million at June 30, 2011 compared to $335.5 million a year ago. At June 30, 2011, the entire homebuilder loan portfolio lies in our geographic footprint which generally has had more stable economic conditions on a relative basis compared to the national economy. We will continue to monitor the credit quality of this portfolio in future periods given the recent market conditions and determine the impact, if any, on the allowance for loan losses related to these homebuilder loans.
We have seen signs of stabilization in non-performing assets in our residential loan portfolio. Non-performing assets for this portfolio decreased for the fifth consecutive quarter to $570.6 million at June 30, 2011 from December 31, 2010 levels of $602.0 million. We expect that the difficult housing environment as well as the overall challenging economic conditions will continue to impact our residential portfolio.
Sovereign Bank also has $6.9 billion of home equity loans and lines of credit at June 30, 2011 compared to $7.0 billion at December 31, 2010. The majority of this portfolio consists of loans with an average FICO at origination of 783 and an average loan to value of 58.1%. We have total non-performing loans of $118.7 million for this loan portfolio at June 30, 2011 compared to non-performing loans of $125.3 million at December 31, 2010.
SHUSA has $18.4 billion of auto and other consumer loans at June 30, 2011, compared to $17.8 billion at December 31, 2010, of which approximately $1.7 billion were purchased by Sovereign Bank from third parties during the first quarter of 2011. Our non-performing auto and other consumer loans decreased to $478.9 million at June 30, 2011 from $592.7 million at December 31, 2010.
As previously stated, SCUSA’s target customer base is focused on individuals with past credit problems. The current FICO distribution for its $15.1 billion loan portfolio is as follows.

FICO Band	% of Portfolio
> 650	18%
650-601	27%
600-551	28%
550-501	18%
<=500	9%
Although credit loss rates on this portfolio are higher than other portfolios at SHUSA (3.86% during 2010 and 2.28% for the six-month period ended June 30, 2011), the pricing on the portfolios contemplates this as gross loan yields for SCUSA’s portfolio were 16.48% for the six-month period ended June 30, 2011.
In the six-month period ended June 30, 2011 non-performing asset loans in each of our commercial portfolios declined. Commercial real estate non-performing loans decreased to $511.1 million at June 30, 2011 from $653.2 million at December 31, 2010. Non-performing multi-family loans decreased to $213.9 million at June 30, 2011 from $224.7 million at December 31, 2010, and non-performing other commercial loans decreased to $397.6 million at June 30, 2011 from $528.3 million at December 31, 2010.
Concerns regarding Greece’s ability to meet its debt obligations have continued to heighten. In addition, recent market sentiment has raised serious doubt about the credit quality of certain other European jurisdictions including Portugal, Ireland, Italy and Spain. SHUSA does not have any sovereign debt with any country within the European Union. Other than transactions with our parent, Santander, as further described in Notes 6 and 12 to the Consolidated Financial Statements, the Company’s exposure to Portugal, Spain and Italy includes $230 million in multi-national corporations domiciled in these countries including covered bonds with high investment grade ratings and operating diversification outside of their home countries as well as $76 million of Spanish government institution bonds. The Company has no significant exposure to Ireland or Greece.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
(Dollars in thousands)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
On August 5, 2011, Standard & Poor’s (“S&P”), one of three major credit rating agencies which also include Moody’s Investors Service and Fitch, lowered its long-term credit rating on the United States sovereign debt from AAA to AA+. Moody’s and Fitch each maintained the highest rating on U.S. sovereign debt, but have assigned a negative outlook. The implications of these actions by the ratings agencies could include negative effects on U.S. Treasury securities as well as instruments issued, guaranteed or insured by government agencies or government-sponsored institutions. These types of instruments are significant assets for our business. In addition, the potential impact could exacerbate the other risks to which the Company is subject to including, but not limited to, the risk factors described in Part I, Item 1A — Risk Factors of our Annual Report on Form 10-K.
CURRENT INTEREST RATE ENVIRONMENT
Net interest income represents a significant portion of the Company’s revenues. Accordingly, the interest rate environment has a substantial impact on SHUSA’s earnings. The Company currently is in an asset sensitive interest rate risk position. During the first six months of 2011, our net interest margin increased to 4.88% from 4.49% in the six months ended June 30, 2010. This increase in margin is primarily attributable to the changing interest rate environment combined with a mix shift from higher cost wholesale deposits to lower cost retail deposits. Net interest margin in future periods will be impacted by several factors such as but not limited to, our ability to grow and retain core deposits, the future interest rate environment, loan and investment prepayment rates, and changes in non-accrual loans. See our discussion of Asset and Liability Management practices in a later section of this MD&A, including the estimated impact of changes in interest rates on SHUSA’s net interest income.
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
RESULTS OF OPERATIONS
General
SHUSA reported pre-tax income of $424.5 million and $918.2 million for the three months and six months ended June 30, 2011, compared to $210.2 million and $345.0 million for the three months and six months ended June 30, 2010. Results for the six months ended June 30, 2011 were favorably impacted by $81.9 million of net investments security gains and residential and multi-family servicing right recoveries of $1.9 million. Results for the six months ended June 30, 2010 included $69.2 million of net investment security gains (including a $14.0 million net gain from the sale of Visa shares during the second quarter of 2010) and residential and multi-family servicing right recoveries of $11.9 million. Additionally, interest on loans and consumer fee income increased $357.5 million and $105.0 million, respectively, from the six months ended June 30, 2010 due to $8.0 billion of loans acquired by SCUSA during the latter half of 2010 and $1.7 billion of loans acquired by Sovereign Bank during the first quarter of 2011.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
(Dollars in thousands)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
SIX-MONTH PERIOD ENDED JUNE 30, 2011 AND 2010
(in thousands)

	2011			2010
		Tax			Tax
	Average	Equivalent	Yield/	Average	Equivalent	Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
EARNING ASSETS
INVESTMENTS	$16,504,606	$236,267	2.86%	$15,365,870	$260,703	3.40%
LOANS:
Commercial loans	22,208,305	456,403	4.14%	23,642,945	533,709	4.54%
Multi-family	6,880,969	175,569	5.13%	5,156,879	139,226	5.41%
Consumer loans
Residential mortgages	11,524,767	263,427	4.57%	11,020,327	274,646	4.98%
Home equity loans and lines of credit	6,954,019	134,292	3.89%	7,034,414	144,202	4.13%

Total consumer loans secured by real estate	18,478,786	397,719	4.32%	18,054,741	418,848	4.65%
Auto loans	16,669,820	1,274,875	15.42%	10,937,164	950,404	17.52%
Other	2,164,743	102,777	9.57%	259,824	8,884	6.89%

Total consumer	37,313,349	1,775,371	9.58%	29,251,729	1,378,136	9.49%

Total loans	66,402,623	2,407,343	7.30%	58,051,553	2,051,071	7.11%
Allowance for loan losses	(2,216,443)	—	—	(1,912,674)	—	—

NET LOANS	64,186,180	2,407,343	7.55%	56,138,879	2,051,071	7.35%

TOTAL EARNING ASSETS	80,690,786	2,643,610	6.59%	71,504,749	2,311,774	6.50%
Other assets	11,474,838	—	—	11,195,448	—	—

TOTAL ASSETS	$92,165,624	$2,643,610	5.77%	$82,700,197	$2,311,774	5.62%

FUNDING LIABILITIES
Deposits and other customer related accounts:
Retail and commercial deposits	$32,507,470	$110,749	0.69%	$30,139,319	$107,166	0.72%
Wholesale deposits	2,427,394	5,610	0.47%	1,365,985	10,673	1.58%
Government deposits	2,056,230	3,779	0.37%	2,176,136	3,467	0.32%
Customer repurchase agreements	1,620,549	2,633	0.33%	1,692,331	1,909	0.23%

TOTAL DEPOSITS	38,611,643	122,771	0.64%	35,373,771	123,215	0.70%

BORROWED FUNDS:
FHLB advances	10,207,005	220,968	4.36%	11,595,404	274,009	4.75%
Fed funds and repurchase agreements	2,409,274	4,948	0.41%	1,830,411	2,000	0.22%
Other borrowings	19,103,162	339,149	3.57%	14,727,830	316,028	4.31%

TOTAL BORROWED FUNDS	31,719,441	565,065	3.58%	28,153,645	592,037	4.23%

TOTAL FUNDING LIABILITIES	70,331,084	687,836	1.97%	63,527,416	715,252	2.26%
Demand deposit accounts	7,385,927	—	—	7,024,382	—	—
Other liabilities	2,828,841	—	—	2,024,704	—	—

TOTAL LIABILITIES	80,545,852	687,836	1.72%	72,576,502	715,252	1.98%
STOCKHOLDER’S EQUITY	11,619,772	—	—	10,123,695	—	—

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$92,165,624	687,836	1.50%	$82,700,197	715,252	1.75%

NET INTEREST INCOME		$1,955,774			$1,596,522

NET INTEREST SPREAD (1)			4.63%			4.24%

NET INTEREST MARGIN (2)			4.88%			4.49%

(1)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(2)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
(Dollars in thousands)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Net Interest Income
Net interest income for the three-month and six-month periods ended June 30, 2011 was $949.7 million and $1,932.2 million compared to $810.1 million and $1,567.9 million for the same periods in 2010. SCUSA generated net interest income of $535.5 million and $1,082.1 million for the three-month and six-month periods ended June 30, 2011 compared to $401.3 million and $760.5 million for the same periods in the corresponding year, due primarily to growth in average earning assets at SCUSA. Excluding SCUSA, net interest income increased to $414.2 million and $850.0 million for the three-month and six-month periods ended June 30, 2011, compared to $408.8 million and $807.3 million for the corresponding periods in the prior year.
Interest on investment securities and interest earning deposits was $101.9 million and $218.1 million for the three-month and six-month periods ended June 30, 2011, compared to $123.7 million and $238.7 million for the same periods in 2010. The average balance of investment securities was $16.5 billion with an average tax equivalent yield of 2.86% for the six-month period ended June 30, 2011 compared to an average balance of $15.4 billion with an average yield of 3.40% for the same period in 2010.
Interest on loans was $1,198.5 million and $2,401.9 million for the three-month and six-month periods ended June 30, 2011, compared to $1,033.2 million and $2,044.4 million for the three-month and six-month periods in 2010. Average loan balances for the six-month period ended June 30, 2011 increased to $66.4 billion from $58.1 billion for the same period in the corresponding year and yields increased to 7.30% for the six-month period ended June 30, 2011 compared to 7.11% for the corresponding period in the prior year. These increases are driven by $8.0 billion of loans acquired by SCUSA during the latter half of 2010 and $1.7 billion of loans acquired by Sovereign Bank during the first quarter of 2011.
Interest on deposits and related customer accounts was $64.5 million and $122.8 million for the three-month and six-month periods ended June 30, 2011, compared to $54.9 million and $123.2 million for the same periods in 2010. The average balance of deposits was $38.6 billion with an average cost of 0.64% for the six-month period ended June 30, 2011 compared to an average balance of $35.4 billion with an average cost of 0.70% for the same period in 2010. The reduction in yields has been due to repricing efforts on promotional time deposit accounts from the prior year and decreases in market interest rates. The average balance of non-interest bearing demand deposits increased to $7.4 billion for the six-month period ended June 30, 2011 compared to $7.0 billion for the corresponding period in 2010.
Interest on borrowed funds was $286.2 million and $565.1 million for the three-month and six-month periods ended June 30, 2011, compared to $291.8 million and $592.0 million for the same periods in 2010. The average balance of borrowings was $31.7 billion with an average cost of 3.58% for the six-month period ended June 30, 2011 compared to an average balance of $28.2 billion with an average cost of 4.23% for the same period in 2010. The increase in borrowing levels is due to SCUSA asset earning growth which has been funded with increased borrowings.
Provision for Credit Losses
The provision for credit losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for credit losses for the three-month and six-month periods ended June 30, 2011 was $273.1 million and $580.9 million, compared to $437.4 million and $850.0 million for the same periods in 2010. Credit losses, while showing signs of stabilizing, remain elevated given recent economic weakness and high unemployment levels which has negatively impacted the credit quality of our loan portfolios.
Non-performing assets were $2.5 billion or 2.75% of total assets at June 30, 2011, compared to $2.9 billion or 3.29% of total assets at December 31, 2010 and $3.0 billion or 3.57% of total assets at June 30, 2010. The decreases from the December 2010 period were primarily driven by our commercial and auto loan portfolios. The decreases from the June 2010 period were primarily driven by our commercial loan portfolios. Future changes to delinquency and non performing assets levels will have a significant impact on our financial results. Management regularly evaluates SHUSA’s loan portfolios, and its allowance for loan losses, and adjusts the loan loss allowance as deemed necessary.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
(Dollars in thousands)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following table presents the activity in the allowance for credit losses for the periods indicated:

	Three-Month Period		Six-Month Period
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010

Allowance for loan losses, beginning of period	$2,207,347	$1,932,360	$2,197,450	$1,818,224
Allowance established in connection with reconsolidation of previously unconsolidated securitized assets	—	(19,653)	—	5,991
Charge-offs:
Commercial	143,340	176,864	255,679	351,468
Consumer secured by real estate	38,998	36,784	68,065	65,717
Consumer not secured by real estate	163,776	151,189	352,755	380,629

Total Charge-offs	346,114	364,837	676,499	797,814

Recoveries:
Commercial	12,811	17,452	19,711	27,332
Consumer secured by real estate	1,268	293	2,411	773
Consumer not secured by real estate	67,514	60,525	143,206	139,438

Total Recoveries	81,593	78,270	165,328	167,543

Charge-offs, net of recoveries	264,521	286,567	511,171	630,271
Provision for loan losses (1)	284,147	416,870	540,694	849,066

Allowance for loan losses, end of period	2,226,973	2,043,010	2,226,973	2,043,010

Reserve for unfunded lending commitments, beginning of period	351,846	239,651	300,621	259,140
Provision for unfunded lending commitments (1)	(11,003)	20,434	40,222	945
Reserve for unfunded lending commitments, end of period	340,843	260,085	340,843	260,085

Total allowance for credit losses, end of period	$2,567,816	$2,303,095	$2,567,816	$2,303,095

(1)	The provision for credit losses on the consolidated statement of operations is the sum of the total provision for loan losses and provision for unfunded lending commitments.
Non-Interest Income
Total non-interest income was $250.1 million and $562.3 million for the three-month and six-month periods ended June 30, 2011, compared to $254.2 million and $456.7 million for the same periods in 2010. The six-month period ended June 30, 2011 includes $81.9 million of net gains on the sale of investment securities and $1.9 million gain from changes in residential and multi-family MSR impairment reserves. The six-month period ended June 30, 2010 includes $69.2 million of net gains on the sale of investment securities and $11.9 million gain from changes in residential and multi-family MSR impairment reserves.
Consumer banking fees were $164.9 million and $337.8 million for the three-month and six-month periods ended June 30, 2011, compared to $141.1 million and $232.8 million for the same periods in 2010, representing increases of 16.9% and 45.1%, respectively. The increase for the six-month period ended June 30, 2011 is due to growth in consumer loan fees which increased $114.5 million during the twelve-month period ended June 30, 2011 due to growth in the SCUSA loan portfolio. Conversely, consumer banking fees for the six-month period ended June 30, 2011 also reflect the impact of reduced overdraft fee revenues due to regulatory changes that took effect on August 15, 2010.
Commercial banking fees were $41.7 million and $86.3 million for the three-month and six-month periods ended June 30, 2011, compared to $46.3 million and $91.9 million for the same periods in 2010, representing decreases of 9.9% and 6.0%, respectively. The Company has been able to maintain its commercial fee levels in spite of declining commercial loan balances due to pricing changes on its commercial deposit and loan portfolios.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
(Dollars in thousands)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Net mortgage banking income was composed of the following components:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Sales of mortgage loans and related securities	$393	$5,433	$6,074	$13,757
Net gains on hedging activities	3,723	3,243	234	1,810
Mortgage servicing fees	12,913	13,656	25,757	27,196
Amortization of mortgage servicing rights	(9,651)	(13,296)	(20,811)	(28,603)
Residential mortgage servicing rights (impairments)/recoveries	(4,533)	(3,829)	(2,851)	10,861
Sales and changes to recourse reserves of multi-family loans	(474)	(474)	(923)	(1,016)
Multi-family mortgage servicing rights recoveries	264	676	4,749	1,077

Total mortgage banking income	$2,635	$5,409	$12,229	$25,082

Mortgage banking income consists of fees associated with servicing loans not held by SHUSA, as well as amortization and changes in the fair value of mortgage servicing rights and recourse reserves. Mortgage banking results also include gains or losses on the sales of mortgage, home equity loans and lines of credit and multi-family loans and mortgage-backed securities that were related to loans originated or purchased and held by SHUSA, as well as gains or losses on mortgage banking derivative and hedging transactions. Mortgage banking derivative instruments include principally interest rate lock commitments and forward sale commitments.
Sales of mortgage loans have increased for the six-month period ended June 30, 2011 compared to June 30, 2010. For the three-month and six-month periods ended June 30, 2011, SHUSA sold $186.7 million and $520.4 million of loans at gains of $0.4 million and $6.1 million, compared to $231.7 and $482.8 million of loans at gains of $5.4 million and $13.8 million in the corresponding periods in the prior year.
As of June 30, 2011, Sovereign Bank services approximately 156,000 residential mortgage loans and has approximately 3,000 residential mortgage loans in the process of foreclosure. The average number of mortgage and home equity foreclosures initiated monthly for loans serviced by Sovereign Bank and third parties is approximately 270 and 340, of approximately 288,000 and 290,000 total mortgage and home equity loans serviced by Sovereign Bank and third parties for the twelve-month periods ended June 30, 2011 and December 31, 2010, respectively.
At June 30, 2011 and December 31, 2010, SHUSA serviced residential real estate loans for the benefit of others totaling $14.4 billion and $14.7 billion, respectively. The fair value of the servicing portfolio at June 30, 2011 and December 31, 2010 was $139.9 million and $148.7 million, respectively. For the three months and six months ended June 30, 2011, SHUSA recorded impairments of $4.5 million and $2.9 million on our mortgage servicing rights resulting from slower than expected prepayments on our residential mortgage portfolio. The most important assumptions in the valuation of mortgage servicing rights are anticipated loan prepayment rates (CPR) and the positive spread received for holding escrow related balances. Increases in prepayment speeds (which are generally driven by lower long term interest rates) result in lower valuations of mortgage servicing rights, while lower prepayment speeds result in higher valuations. The escrow related credit spread is the estimated reinvestment yield earned on the serviced loan escrow deposits. Increases in escrow related credit spreads result in higher valuations of mortgage servicing rights while lower spreads result in lower valuations. For each of these items, SHUSA must make market assumptions based on future expectations. All of the assumptions are based on standards that we believe would be utilized by market participants in valuing mortgage servicing rights and are consistently derived and/or benchmarked against independent public sources. Additionally, an independent appraisal of the fair value of our mortgage servicing rights is obtained annually and is used by management to evaluate the reasonableness of our discounted cash flow model. Future changes to prepayment speeds may cause significant future charges or recoveries of previous impairments in future periods.
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
(Dollars in thousands)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
SHUSA previously sold multi-family loans in the secondary market to Fannie Mae while retaining servicing. Under the terms of the sales program with Fannie Mae, we retain a portion of the credit risk associated with such loans. As a result of this agreement with Fannie Mae, SHUSA retains a 100% first loss position on each multi-family loan sold to Fannie Mae under such program until the earlier to occur of (i) the aggregate losses on the multi-family loans sold to Fannie Mae reaching the maximum loss exposure for the portfolio as a whole ($211.1 million as of June 30, 2011) or (ii) until all of the loans sold to Fannie Mae under this program are fully paid off. The maximum loss exposure is available to satisfy any losses on loans sold in the program subject to the foregoing limitations. In September 2009, the Bank elected to stop selling multi-family loans to Fannie Mae and since that time has retained all production for the loan portfolio.
The Company has established a liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae. This liability represents the amount that the Company estimates that it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon an industry-based default curve with a range of estimated losses. At June 30, 2011 and December 31, 2010, SHUSA had a $138.1 million and $171.7 million liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae under this sales program.
At June 30, 2011 and December 31, 2010, SHUSA serviced $10.2 billion and $11.2 billion, respectively, of loans for Fannie Mae that had been sold to Fannie Mae pursuant to this program with a maximum potential loss exposure of $211.1 million and $217.9 million, respectively. As a result of this retained servicing on multi-family loans sold to Fannie Mae, the Company had loan servicing assets of $1.7 million and $3.7 thousand at June 30, 2011 and December 31, 2010, respectively. During the six-month period ended June 30, 2011 and the corresponding period in the prior year, SHUSA recorded servicing asset amortization of $3.1 million and $4.7 million, respectively. Additionally, during the first six months of 2011, SHUSA recorded a net servicing right asset recovery of $4.7 million, compared to a net recovery of $1.1 million in the corresponding period in the prior year.
Capital markets revenues were $6.3 million and $12.7 million for the three-month and six-month periods ended June 30, 2011, compared to $3.9 million and $8.2 million for the same periods in 2010. Revenues increased during the current year for the three-months and six-months ended due to increased sales volume as well as an increase to average size of each sales transaction.
Bank owned life insurance (BOLI) income represents the increase in the cash surrender value of life insurance policies for certain employees where the Bank is the beneficiary of the policies, as well as the receipt of insurance proceeds. The increase in BOLI income to $27.3 million for the six-month period ended June 30, 2011, compared to $27.1 million for the comparable period in the prior year is due primarily to increased death benefits as well as lower returns on certain polices.
Net gains on investment securities were $20.1 million and $81.9 million for the three-month and six-month periods ended June 30, 2011, compared to net gains of $42.9 million and $69.2 million for the same periods in 2010. Second quarter 2011 results include an other-than-temporary impairment charge of $0.3 million. Second quarter 2010 results included an other-than-temporary impairment charge of $3.1 million on certain non-agency mortgage backed securities. Additionally, second quarter 2010 results included a net gain of $14.0 million on the sale of Visa Inc. Class B common shares. See Note 2 for further discussion.
General and Administrative Expenses
General and administrative expenses for the three-month and six-month periods ended June 30, 2011 were $452.6 million and $905.4 million, compared to $368.5 million and $731.4 million for the same periods in 2010. This increase was due primarily to increased compensation and benefit expenses and increased loan servicing expenses at SCUSA due to additional employee count and additional servicing fees resulting from 2010 acquisition activity. Additional increases relate to additional employee count and the reinstatement of personnel benefits at Sovereign Bank. From June 2009 to June 2010, the Company ceased matching employee contributions. In July 2010, the Company resumed matching 100% of employee contributions up to 3% of their compensation and then 50% of employee contributions between 3% and 5%.
Other Expenses
Other expenses consist primarily of amortization of intangibles, deposit insurance expense, merger related and integration charges, equity method investment expense and other restructuring and proxy and related professional fees. Other expenses were $49.6 million and $89.8 million for the three-month and six-month periods ended June 30, 2011, compared to $48.3 million and $98.2 million for the same periods in 2010.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
(Dollars in thousands)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
SHUSA recorded intangible amortization expense of $29.9 million for the six-month period ended June 30, 2011, compared to $33.4 million for the corresponding period in the prior year. The decrease in the current year period is due primarily to decreased core deposit intangible amortization expense on previous acquisitions.
Income Tax Provision/(Benefit)
An income Tax provision of $145.4 million and $322.1 million was recorded for the three-month and six-month periods ended June 30, 2011, compared to $66.1 million and $107.8 million for the same periods in 2010 resulting in an effective tax rate of 34.26% and 35.08% for the three-month and six-month periods ended June 30, 2011 compared to 31.46% and 31.25% for the comparable periods in 2010.
Line of Business Results
The Company’s segments are focused principally around the customers Sovereign Bank and SCUSA serve. The Retail banking segment is primarily comprised of our branch locations and our residential mortgage business. Our branches offer a wide range of products and services to customers and each attracts deposits by offering a variety of deposit instruments including demand and NOW accounts, money market and savings accounts, certificates of deposits and retirement savings products. Our branches also offer consumer loans such as home equity loans and line of credits. The Retail banking segment also includes business banking loans and small business loans to individuals. Our Specialized Business segment is primarily comprised of our non-strategic lending groups which include indirect automobile, aviation and continuing care retirement communities. The Corporate banking segment provides the majority of the Company’s commercial lending platforms such as commercial real estate loans, multi-family loans, commercial and industrial loans and the Company’s related commercial deposits. The Global Banking segment includes businesses with large corporate domestic and foreign clients. The Other category includes investment portfolio activity, intangibles and certain unallocated corporate income and expenses.
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
In the second quarter of 2011, our commercial equipment and vehicle finance group was merged into the Retail banking segment from the Specialized Business segment. Additionally, our multi-family and large corporate commercial specialty groups were merged into the Corporate banking segment from the Specialized Business segment. Since our Specialized Business segment had no goodwill allocated to it, this reporting structure change had no impact on the amount of goodwill assigned to our Retail banking and Corporate banking segments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
(Dollars in thousands)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Retail Banking segment net interest income increased $4.2 million and $18.9 million to $199.5 million and $401.3 million for the three-month and six-month periods ended June 30, 2011 compared to the corresponding periods in the preceding year, due to increased earnings resulting from the $1.7 billion of loans acquired during the first quarter of 2011. The net spread on a match funded basis for this segment was 1.34% for the first six months of 2011 compared to 1.35% for the same period in the prior year. The average balance of loans was $24.1 billion for the six months ended June 30, 2011 compared to an average balance of $22.4 billion for the corresponding period in the preceding year. The average balance of deposits was $36.4 billion for the six months ended June 30, 2011, compared to $34.9 billion for the same period a year ago. The provision for credit losses decreased $19.1 million to $61.9 million and $17.0 million to $131.3 million for the three months and six months ended June 30, 2011 due to improved loss experience. General and administrative expenses totaled $277.9 million and $545.8 million for the three months and six months ended June 30, 2011, compared to $253.4 million and $508.7 million for the three months and six months ended June 30, 2010. The increase in general and administrative expenses is due to increased compensation and benefit expense within the retail banking division resulting from higher headcount and the reinstatement of personnel benefits at Sovereign Bank during July 2010.
The Specialized Business segment net interest income decreased $9.3 million and $18.5 million to $20.5 million and $43.2 million for the three-month and six-month periods ended June 30, 2011 compared to the corresponding periods in the preceding year. The net spread on a match funded basis for this segment was 2.73% for the first six months of 2011 compared to 2.40% for the same period in the prior year. The average balance of loans for the six-month period ended June 30, 2011 was $3.1 billion compared with $5.1 billion for the corresponding period in the prior year. Fees and other income/(losses) were $4.3 million and $9.1 million for the three-month and six-month periods ended June 30, 2011 compared to $6.5 million and $13.0 million for the corresponding periods in the prior year. The provision for credit losses decreased $45.8 million and $22.4 million to $36.1 million and $117.2 million for the three months and six months ended June 30, 2011. General and administrative expenses totaled $9.1 million and $19.4 million for the three months and six months ended June 30, 2011, compared to $10.7 million and $19.9 million for the three months and six months ended June 30, 2010.
The Corporate segment net interest income increased $10.1 million and $15.3 million to $122.9 million and $241.0 million for the three-month and six-month periods ended June 30, 2011 compared to the corresponding periods in the preceding year. The net spread on a match funded basis for this segment was 1.77% for the first six months of 2011 compared to 1.71% for the same period in the prior year. The average balance of loans for the six months ended June 30, 2011 was $21.3 billion compared with $21.0 billion for the corresponding period in the prior year. The provision for credit losses increased $5.6 million to $64.8 million for the three months ended June 30, 2011 and decreased $34.4 million to $100.6 million for the six months ended June 30, 2011. General and administrative expenses (including allocated corporate and direct support costs) were $33.7 million and $69.0 million for the three months and six months ended June 30, 2011 compared with $33.3 million and $68.2 million for the corresponding periods in the prior year.
The Global Banking segment net interest income increased $10.5 million and $19.2 million to $15.2 million and $27.0 million for the three-month and six-month periods ended June 30, 2011 compared to the corresponding periods in the preceding year. The net spread on a match funded basis for this segment was 1.69% for the first six months of 2011 compared to 2.10% for the same period in the prior year. The average balance of loans for the six months ended June 30, 2011 was $2.3 billion compared with $505.4 million for the corresponding period in the prior year. General and administrative expenses (including allocated corporate and direct support costs) were $3.2 million and $6.6 million for the three months and six months ended June 30, 2011 compared with $3.6 million and $7.2 million for the corresponding periods in the prior year.
The SCUSA segment net interest income increased $134.2 million and $321.6 million to $535.5 million and $1.1 billion for the three-month and six-month periods ended June 30 2011, compared to the corresponding periods in the preceding year, due to increased earnings resulting from the 2010 acquisitions. The average balance of loans for the six months ended June 30, 2011 was $15.5 billion compared with $8.6 billion for the corresponding period in the prior year and the yield on the loan portfolio for the six month period ended June 30, 2011 was 16.48% compared to 20.91% for the corresponding period in the prior year. Average borrowings for the six-month period ended June 30, 2011 were $14.1 billion with an average cost of 2.72%, compared to $8.2 billion with an average cost of 3.50% in the preceding year. The provision for credit losses was $148.3 million and $270.0 million for the three months and six months ended June 30, 2011 compared to $241.4 million and $447.1 million for the three months and six months ended June 30, 2010. General and administrative expenses totaled $139.2 million and $284.0 million for the three months and six months ended June 30, 2011, compared to $81.5 million and $154.6 million for the three months and six months ended June 30, 2010. SCUSA continues to remain profitable due to aggressive pricing on its loan portfolio, favorable financing costs and adequate sources of liquidity which in a large part is attributable to its relationship with Santander. Additionally, SCUSA’s successful servicing and collection practices have enabled them to maximize cash collections on their portfolio. Future profitability levels will depend on controlling credit losses and continuing to be able to effectively price its portfolio. SCUSA’s business has also been favorably impacted by the fact that certain competitors have exited the subprime auto market.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
(Dollars in thousands)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Income before income taxes for Other decreased $6.9 million and increased $31.3 million to $115.0 million and $230.0 million for the three months and six months ended June 30, 2011 compared to the corresponding periods in the preceding year. Net interest income decreased $10.1 million and increased $7.8 million to $56.2 million and $137.5 million for the three months and six months ended June 30, 2011 compared to the corresponding periods in the preceding year due primarily to borrowing yields increasing 7 basis points for the 3 months ended June 30, 2011 and decreasing 24 basis points for the six-month period ended June 30, 2011. Average borrowings for the six-month periods ended June 30, 2011 and 2010 were $17.6 billion and $20.0 billion, respectively, with an average cost of 4.27% and 4.51%.
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
FINANCIAL CONDITION
Loan Portfolio
At June 30, 2011, commercial loans totaled $22.2 billion representing 33.6% of SHUSA’s loan portfolio, compared to $22.4 billion, or 34.4% of the loan portfolio, at December 31, 2010 and $28.8 billion, or 49.2% of the loan portfolio, at June 30, 2010. At June 30, 2011 and December 31, 2010, only 16% and 13%, respectively, of our total commercial portfolio was unsecured. The ability for SHUSA to originate commercial loans to credit worthy customers in recent quarters has been limited due to challenging economic conditions which has resulted in reduced loan demand as corporate borrowers are being more cautious about increasing their Company’s debt obligations.
At June 30, 2011, multi-family loans totaled $7.0 billion representing 10.6% of SHUSA’s loan portfolio, compared to $6.7 billion, or 10.4% of the loan portfolio, at December 31, 2010 and $5.4 billion or 9.2% of the loan portfolio at June 30, 2010. The increase in multi-family loans is due to the Company’s decision not to sell any multi-family loan production during 2010 in order to increase the percentage of our assets in this lower risk asset class.
The consumer loan portfolio secured by real estate (consisting of home equity loans and lines of credit of $6.9 billion and residential loans of $11.6 billion) totaled $18.5 billion at June 30, 2011, representing 28.0% of SHUSA’s loan portfolio, compared to $18.2 billion, or 27.9%, of the loan portfolio at December 31, 2010 and $17.9 billion or 30.6% of the loan portfolio at June 30, 2010. SHUSA entered into a credit default swap in 2006 on a portion of its residential real estate loan portfolio through a synthetic securitization structure. Under the terms of the credit default swap, SHUSA has fulfilled the first loss exposure of $5.2 million as the Protected Party to the transaction. The Company is reimbursed for the next $44.8 million of losses on the remaining loans in the structure, which totaled $1.6 billion at June 30, 2011. Losses above $44.8 million are the responsibility of SHUSA. This credit default swap term is equal to the term of the loan portfolio.
The consumer loan portfolio not secured by real estate (consisting of automobile loans of $15.8 billion and other consumer loans of $2.6 billion) totaled $18.4 billion at June 30, 2011, representing 27.8% of SHUSA’s loan portfolio, compared to $17.8 billion, or 27.4%, of the loan portfolio at December 31, 2010 and $11.8 billion or 20.2% of the loan portfolio at June 30, 2010. Excluding SCUSA, auto loans have declined to $1.4 billion at June 30, 2011 compared to $1.9 billion at December 31, 2010 and $2.6 billion at June 30, 2010 due to run-off in Sovereign Bank’s indirect auto loan portfolio. Sovereign Bank ceased originating all indirect auto loans as of January 2009.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
(Dollars in thousands)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Non-Performing Assets
At June 30, 2011, SHUSA’s non-performing assets decreased by $399.6 million to $2.5 billion compared to $2.9 billion at December 31, 2010. Non-performing assets as a percentage of total loans, real estate owned and repossessed assets decreased to 3.84% at June 30, 2011 from 4.51% at December 31, 2010.
SHUSA generally places all commercial and residential loans on non-performing status at 90 days delinquent or sooner if management believes the loan has become impaired (unless return to current status is expected imminently). A loan is considered to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay (e.g. less than ninety days) or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For the majority of auto loans, the accrual of interest is discontinued and reversed once an account becomes past due 60 days or more. For the rest of auto loans, the accrual of interest is discontinued and reversed once an account becomes past due 90 days or more. Auto loans are charged off when an account becomes 121 days delinquent if the company has not repossessed the related vehicle. The Company charges off accounts in repossession when the automobile is repossessed and legally available for disposition. All other consumer loans continue to accrue interest until they are 90 days delinquent, at which point they are either charged-off or placed on non-accrual status and anticipated losses are reserved for. At 180 days delinquent, anticipated losses on residential real estate loans are fully reserved for or charged off.
SHUSA reserve levels due to nonperforming asset levels and our allowance for credit losses as a percentage of total loans has increased to 3.89% at June 30, 2011 compared to 3.83% at December 31, 2010 and 3.94% at June 30, 2010. Although non-performing assets remain at elevated levels, we have seen improvements from December 31, 2010 levels in the six-month period ended June 30, 2011. Excluding loans that are classified as non-accrual, our loans past due have declined from $2.2 billion at year end to $1.7 billion at June 30, 2011.
The following table presents the composition of non-performing assets at the dates indicated:

	June 30,	December 31,
	2011	2010
Non-accrual loans:
Consumer:
Residential mortgages	$570,625	$602,027
Home equity loans and lines of credit	118,666	125,310
Auto loans and other consumer loans	478,850	592,650

Total consumer loans	1,168,141	1,319,987
Commercial	397,616	528,333
Commercial real estate	511,113	653,221
Multi-family	213,891	224,728

Total commercial loans	1,122,620	1,406,282

Total non-performing loans	2,290,761	2,726,269

Other real estate owned	197,013	143,149
Other repossessed assets	61,874	79,854

Total other real estate owned and other repossessed assets	258,887	223,003

Total non-performing assets	$2,549,648	$2,949,272

Past due 90 days or more as to interest or principal and accruing interest	$—	$169
Annualized net loan charge-offs to average loans	1.54%	2.01%
Non-performing assets as a percentage of total assets	2.75%	3.29%
Non-performing loans as a percentage of total loans	3.46%	4.18%
Non-performing assets as a percentage of total loans, real estate owned and repossessed assets	3.84%	4.51%
Allowance for credit losses as a percentage of total non-performing assets (1)	97.2%	84.7%
Allowance for credit losses as a percentage of total non-performing loans (1)	112.1%	91.6%

(1)	Allowance for credit losses is comprised of the allowance for loan losses and the reserve for unfunded commitments, which is included in other liabilities.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
(Dollars in thousands)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Loans ninety (90) days or more past due and still accruing interest decreased by $0.2 million from December 31, 2010 to June 30, 2011. Potential problem loans (commercial loans delinquent more than 30 days but less than 90 days, although not currently classified as non-performing loans) amounted to approximately $96.5 million and $268.4 million at June 30, 2011 and December 31, 2010, respectively.
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
The following table summarizes TDRs at the dates indicated:

	June 30,	December 31,
	2011	2010
Accruing:
Commercial	$80,892	$35,629
Residential	305,609	220,382
Consumer	152,322	200,033

Subtotal accruing	$538,823	$456,044

Non-accruing:
Commercial	$64,263	$68,517
Residential	149,876	131,807
Consumer	39,213	44,790

Subtotal non-accruing	$253.352	$245,114

Total	$792,175	$701,158

Allowance for Credit Losses
The following table presents the allocation of the allowance for loan losses and the percentage of each loan type to total loans at the dates indicated:

	June 30, 2011		December 31, 2010
		% of		% of
		Loans to		Loans to
		Total		Total
	Amount	Loans	Amount	Loans
Allocated allowance:
Commercial loans	$846,060	44%	$905,786	45%
Consumer loans	1,348,101	56	1,275,982	55
Unallocated allowance	32,812	n/a	15,682	n/a

Total allowance for loan losses	$2,226,973	100%	$2,197,450	100%
Reserve for unfunded lending commitments	340,843		300,621

Total allowance for credit losses	$2,567,816		$2,498,071

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
(Dollars in thousands)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
(Dollars in thousands)

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
As of June 30, 2011, approximately 13% and 12% of our residential mortgage loan portfolio and home equity loan portfolio had loan-to-value ratios above 100% compared with approximately 19% and 18%, respectively, at December 31, 2010. No loans were originated with LTVs in excess of 100%.
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
(Dollars in thousands)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
As mentioned previously, SHUSA, through its SCUSA subsidiary, acquires loans at a substantial discount from certain companies. Part of this discount is attributable in part to future expected credit losses. Upon acquisition of a portfolio of loans, SCUSA will project future credit losses on the pool and will not amortize this discount to interest income in accordance with Accounting Standard Codification 310-30. The amount of nonaccretable loan discount at June 30, 2011 totaled $766.1 million compared to $966.5 million at December 31, 2010. The reason for the decrease is due primarily to charge-offs during the six months ended June 30, 2011.
Commercial Portfolio. The portion of the allowance for loan losses related to the commercial portfolio decreased from $905.8 million at December 31, 2010 (3.11% of commercial loans) to $846.1 million at June 30, 2011 (2.89% of commercial loans).
Consumer Portfolio. The allowance for the consumer loans was $1.3 billion at June 30, 2011 and December 31, 2010. The allowance as a percentage of consumer loans was 3.66% at June 30, 2011 and 3.54% at December 31, 2010. This increase is due primarily to SCUSA loan acquisitions during 2010.
Unallocated Allowance. The unallocated allowance for loan losses was $32.8 million at June 30, 2011 and $15.7 million at December 31, 2010. Management continuously evaluates its allowance methodology; however the unallocated allowance is subject to changes each reporting period due to certain inherent but undetected losses; which are probable of being realized within the loan portfolio.
Reserve for unfunded lending commitments. The reserve for unfunded lending commitments has increased from $300.6 million at December 31, 2010 to $340.8 million at June 30, 2011.
Investment Securities
Investment securities consist primarily of mortgage-backed securities, tax-free municipal securities, U.S. Treasury and government agency securities, corporate debt securities, asset backed securities and stock in the Federal Home Loan Bank of Pittsburgh (“FHLB”). Mortgage-backed securities consist of pass-throughs and collateralized mortgage obligations issued by federal agencies or private label issuers. SHUSA’s mortgage-backed securities are generally either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by Standard and Poor’s and Moody’s at the date of issuance. The Company purchases classes which are senior positions backed by subordinate classes. The subordinate classes absorb the losses and must be completely eliminated before any losses flow through the senior positions. The average life of the available-for-sale investment portfolio at June 30, 2011 was 5.53 years compared to 6.06 years at December 31, 2010.
Total investment securities available-for-sale decreased to $13.3 billion at June 30, 2011, compared to $13.4 billion at December 31, 2010. For additional information with respect to SHUSA’s investment securities, see Note 2 in the Notes to Consolidated Financial Statements.
Other investments, which consists of FHLB stock and repurchase agreements, remained stable at $0.6 billion at June 30, 2011 and December 31, 2010.
Goodwill and Other Intangible Assets
Goodwill was $4.1 billion at June 30, 2011 and December 31, 2010. Other intangibles decreased by $16.0 million at June 30, 2011 compared to December 31, 2010 due to year-to-date amortization expense of $29.9 million, partially offset by a new PCCR intangible asset acquired during the second quarter of 2011 as part of the credit card acquisition in the amount of 13.9 million.
Goodwill and other indefinite lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing. This testing is required annually, or more frequently if events or circumstances indicate there may be impairment. Impairment testing is performed at the reporting unit level, and not on an individual acquisition basis and is a two-step process. The first step is to compare the fair value of the reporting unit to its carrying value (including its allocated goodwill). If the fair value of the reporting unit is in excess of its carrying value then no impairment charge is recorded. If the carrying value of a reporting unit is in excess of its fair value then a second step needs to be performed. The second step entails calculating the implied fair value of goodwill as if a reporting unit is purchased at its step 1 fair value. This is determined in the same manner as goodwill in a business combination. If the implied fair value of goodwill is in excess of the reporting units allocated goodwill amount then no impairment charge is required. We evaluated our goodwill at December 31, 2010 and determined that it was not impaired. No impairment indicators have been noted since December 31, 2010 and as such, an impairment test has been performed since then. The Company will perform its annual goodwill impairment test at December 31, 2011.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
(Dollars in thousands)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Deposits and Other Customer Accounts
SHUSA attracts deposits within its primary market area with an offering of deposit instruments including demand accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Total deposits and other customer accounts at June 30, 2011 were $47.3 billion compared to $42.7 billion at December 31, 2010.
Borrowings and Other Debt Obligations
SHUSA utilizes borrowings and other debt obligations as a source of funds for its asset growth and its asset/liability management. Collateralized advances are available from the FHLB provided certain standards related to creditworthiness have been met. Funding is also available from the Federal Reserve discount window through the pledging of certain assets. SHUSA also utilizes reverse repurchase agreements, which are short-term obligations collateralized by securities fully guaranteed as to principal and interest by the U.S. Government or an agency thereof, and federal funds lines with other financial institutions. The Company, through its SCUSA subsidiary, has warehouse lines of credit agreements with Santander, our Parent, as well as other financial institutions. SCUSA also securitizes some of its retail automotive installment contracts which are structured as secured financings. These transactions are paid using the cash flows from the underlying retail automotive installment contracts which serve as collateral. During 2010, SHUSA has initiated a holding company level commercial paper issuance program, which is backed by committed lines from Santander, to take advantage of attractive yields given the market appetite for top tier issuers of money market solutions. As of June 30, 2011 there was $404.9 million of outstanding commercial paper with an effective rate of 0.65%. Total borrowings at June 30, 2011 and December 31, 2010 were $31.5 billion and $33.6 billion, respectively. The reason for this increase is due to loan growth at SCUSA (via a portfolio acquisition) which was funded with borrowings. See Note 6 for further discussion and details on our borrowings and other debt obligations.
Off Balance Sheet Arrangements
Securitization transactions contribute to SHUSA’s overall funding and regulatory capital management. These transactions involve periodic transfers of loans or other financial assets to special purpose entities (“SPE’s”). The vast majority of SHUSA’s SPE’s are consolidated on the Company’s balance sheet at June 30, 2011. The balance of loans in unconsolidated SPE’s totaled $58.4 million at June 30, 2011.
SHUSA enters into partnerships, which are variable interest entities, with real estate developers for the construction and development of low-income housing. The partnerships are structured with the real estate developer as the general partner and SHUSA as the limited partner. SHUSA is not the primary beneficiary of these variable interest entities. The Company’s risk of loss is limited to its investment in the partnerships, which totaled $106.3 million at June 30, 2011 and any future cash obligations that SHUSA has committed to the partnerships. Future cash obligations related to these partnerships totaled $1.0 million at June 30, 2011. SHUSA investments in these partnerships are accounted for under the equity method.
Bank Regulatory Capital
The Financial Institutions Reform, Recovery and Enforcement Act (“FIRREA”) requires institutions regulated by our primary regulator to have a minimum tangible capital ratio equal to 1.5% of tangible assets, and a minimum core or leverage ratio equal to 4% of tangible assets, and a risk-based capital ratio equal to 8% as defined. The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) requires regulated institutions to have minimum tangible capital equal to 2% of total tangible assets.
The FDICIA established five capital tiers: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution’s capital tier depends upon its capital levels in relation to various relevant capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized or adequately-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities. At June 30, 2011 and December 31, 2010, Sovereign Bank had met all quantitative thresholds necessary to be classified as well-capitalized under regulatory guidelines.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
(Dollars in thousands)

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Federal banking laws, regulations and policies also limit Sovereign Bank’s ability to pay dividends and make other distributions to SHUSA. Sovereign Bank is required to give prior notice to its primary regulator before paying any dividend. In addition, Sovereign Bank must obtain prior regulatory approval to declare a dividend or make any other capital distribution if, after such dividend or distribution, Sovereign Bank’s total distributions to SHUSA within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years, or if Sovereign Bank is not adequately capitalized at the time. In addition, prior approval would be required if Sovereign Bank’s examination or CRA ratings fall below certain levels or Sovereign Bank is notified by its regulator that it is a problem association or an association in troubled condition. During the three years following the period-ended September 30, 2010, Sovereign Bank must obtain the written non-objection of our primary regulator to declare a dividend or make any other capital distribution.
The following schedule summarizes the actual capital balances of Sovereign Bank at June 30, 2011 and December 31, 2010:

	TIER 1	TIER 1	TOTAL
	LEVERAGE	RISK-BASED	RISK-BASED
	CAPITAL	CAPITAL	CAPITAL
REGULATORY CAPITAL	RATIO	RATIO	RATIO
Sovereign Bank at June 30, 2011:
Regulatory capital	$8,060,230	$7,984,897	$9,293,097
Minimum capital requirement (1)	2,883,558	2,270,120	4,540,241

Excess	$5,176,672	$5,714,777	$4,752,856

Sovereign Bank capital ratio	11.18%	14.07%	16.37%

Sovereign Bank at December 31, 2010:
Regulatory capital	$7,736,164	$7,680,472	$9,092,918
Minimum capital requirement (1)	2,707,475	2,283,372	4,566,745

Excess	$5,028,689	$5,397,100	$4,526,173

Sovereign Bank capital ratio	11.43%	13.45%	15.93%

(1)	Minimum capital requirement as defined by our primary regulator
Liquidity and Capital Resources
Liquidity represents the ability of SHUSA to obtain cost effective funding to meet the needs of customers, as well as SHUSA’s financial obligations. Factors that impact the liquidity position of SHUSA include loan origination volumes, loan prepayment rates, maturity structure of existing loans, core deposit growth levels, certificate of deposit maturity structure and retention, SHUSA’s credit ratings, investment portfolio cash flows, maturity structure of wholesale funding, etc. These risks are monitored and centrally managed. This process includes reviewing all available wholesale liquidity sources. As of June 30, 2011, SHUSA had $13.6 billion in unused available overnight liquidity in the form of unused federal funds purchased lines, unused FHLB borrowing capacity, unused borrowing lines with the Federal Reserve Bank and unencumbered investment portfolio securities. SHUSA also forecasts future liquidity needs and develops strategies to ensure adequate liquidity is available at all times.
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
As of June 30, 2011, SHUSA had over $23.5 billion in committed liquidity from the FHLB and the Federal Reserve Bank. Of this amount, $13.6 billion is unused and therefore provides additional borrowing capacity and liquidity for the Company. The Company also has available liquidity from unencumbered securities and other market sources of $12.5 billion, as well as cash deposits at June 30, 2011 of $4.1 billion. We believe that we have ample liquidity to fund our operations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
(Dollars in thousands)

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
Net cash provided by operating activities was $1.4 billion for 2011. Net cash used by investing activities for 2011 was $1.3 billion and due primarily to the purchases of $5.0 billion of investments and $2.1 billion of loans, offset by $5.8 billion of investment sales, maturities and repayments. Net cash provided by financing activities for 2011 was $2.3 billion, which consisted primarily of a $4.6 billion increase in deposits and $10.3 billion of proceeds from debt offset by repayments of debt of $12.5 billion. See the Consolidated Statement of Cash Flows for further details on our sources and uses of cash.
As of June 30, 2010 SHUSA had $465.2 million of restricted cash primarily related to SCUSA securitization transactions and lockbox collections. Excess cash flows generated by the securitization trusts are added to restricted cash, creating additional over-collateralization until the contractual securitization requirement has been reached. Once the targeted reserve requirement is satisfied, additional excess cash flows generated by the Trusts are released to SCUSA as distributions from the Trusts. Lockbox collections are added to restricted cash and released when transferred to the appropriate warehouse line of credit or Trust.
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

	Payments Due by Period
		Less than	Over 1 yr	Over 3 yrs	Over
	Total	1 year	to 3 yrs	to 5 yrs	5 yrs
FHLB advances (1)	$11,428,634	$1,063,891	$2,510,078	$5,818,332	$2,036,333
Commercial Paper	405,418	405,418	—	—	—
Fed Funds (1)	1,887,006	1,887,006	—	—	—
Other debt obligations (1) (2)	19,244,465	7,322,915	3,819,167	3,270,039	4,832,344
Junior subordinated debentures due to Capital Trust entities (1) (2)	2,173,764	212,692	114,403	381,463	1,465,206
Certificates of deposit (1)	11,134,293	7,303,886	2,297,442	1,522,753	10,212
Investment partnership commitments (3)	996	903	26	26	41
Operating leases	716,678	109,320	185,150	147,994	274,214

Total contractual cash obligations	$46,991,254	$18,306,031	$8,926,266	$11,140,607	$8,618,350

(1)	Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at June 30, 2011. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Includes all carrying value adjustments, such as unamortized premiums or discounts and hedge basis adjustments.

(3)	The commitments to fund investment partnerships represent future cash outlays for the construction and development of properties for low-income housing, and historic tax credit projects. The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership or operating agreement, and could change due to variances in the construction schedule, project revisions, or the cancellation of the project.
Excluded from the above table are deposits of $36.4 billion that are due on demand by customers. Additionally, $113.0 million of tax liabilities associated with unrecognized tax benefits under FIN 48 have been excluded due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
(Dollars in thousands)

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
Amount of Commitment Expiration per Period:

	Total
	Amounts	Less than	Over 1 yr	Over 3 yrs
Other Commitments	Committed	1 year	to 3 yrs	to 5 yrs	Over 5 yrs
Commitments to extend credit	$15,733,631	$5,016,752	$2,734,245	$2,714,974	$5,267,660
Standby letters of credit	2,929,345	1,370,935	1,152,561	254,727	151,122
Loans sold with recourse	252,196	11,522	69,320	49,313	122,041
Forward buy commitments	524,233	470,785	53,448	—	—

Total commitments	$19,439,405	$6,869,994	$4,009,574	$3,019,014	$5,540,823

SHUSA’s standby letters of credit meet the definition of a guarantee under the guarantees topic of the FASB Accounting Standards Codification. These transactions are conditional commitments issued by SHUSA to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 1.6 years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. SHUSA has various forms of collateral, such as real estate assets and customer business assets. The maximum undiscounted exposure related to these commitments at June 30, 2011 was $2.9 billion, and the approximate value of the underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $2.4 billion. The fees related to standby letters of credit are deferred and amortized over the life of the commitment. These fees are immaterial to SHUSA’s financial statements at June 30, 2011. We believe that the utilization rate of these standby letters of credit will continue to be substantially less than the amount of these commitments, as has been our experience to date.
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
(Dollars in thousands)

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
The table below discloses the estimated sensitivity to SHUSA’s net interest income based on interest rate changes:

The following estimated percentage
If interest rates changed in parallel by the	increase/(decrease) to
amounts below at June 30, 2011	net interest income would result
Up 100 basis points	2.27%
Up 200 basis points	4.27%
Down 100 basis points	(1.53)%
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
Management then looks at the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk and also highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to SHUSA’s MVE at June 30, 2011 and December 31, 2010:

	The following estimated percentage
	increase/(decrease) to MVE would result
If interest rates changed in parallel by	June 30, 2011	December 31, 2010
Base	$8,070,303	$6,910,151
Up 200 basis points	(5.66)%	(8.43)%
Up 100 basis points	(2.26)%	(3.86)%
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
(Dollars in thousands)

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
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2011. Based on this evaluation, our principal executive officer and our principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2011 to ensure that information required to be disclosed by the Company in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
During the second quarter of 2011, the Company implemented a new General Ledger system which will provide a flexible architecture to interface with Santander’s global systems. The implementation of this new system was determined to have a material impact to the Company’s internal control over financial reporting.
Other than the changes mentioned above, no other changes in the Company’s internal control over financial reporting occurred during the second quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION

Item 1 — Legal Proceedings
Reference should be made to Note 11 to the Consolidated Financial Statements for disclosure regarding the lawsuit filed by SHUSA against the Internal Revenue Service and Note 16 to the Consolidated Financial Statements for SHUSA’s litigation disclosure which is incorporated herein by reference.

Item 1A — Risk Factors
There are no material changes from the risk factors set forth under Part I, Item 1A Risk Factors, in the Corporation’s 2010 Annual Report on Form 10-K, other than modifications to the “Reputational and Compliance Risk Exists Related to the Company’s Foreclosure Activities” risk factor as described in “Foreclosure Matters” in Part I, Item 2 of this Quarterly Report on Form 10-Q, and the risk factor related to the ratings downgrade of United States sovereign debt on August 5, 2011.

Item 2 — Unregistered Sales of Equity Securities and Use of Proceeds.
No shares of the Company’s common stock were repurchased during the three-month or six-month period ended June 30, 2011.

Item 6 — Exhibits
(a) Exhibits

(3.1)
Amended and Restated Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed January 30, 2009).

(3.2)
Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed February 5, 2010).

(3.3)
Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.2 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed June 21, 2011).

(3.4)	Certificate of Designations for the Series D Preferred Stock (Incorporated by reference to Exhibit 3.1 of Santander Holdings USA, Inc.’s Current Report on Form 8-K filed on March 27, 2009).

(3.5)	Amended and Restated Bylaws of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 of Santander Holdings USA, Inc.’s Current Report on Form 8-K filed June 21, 2011).

(4.1)
In accordance with Regulation S-K Item No. 601(b)(4)(iii), Santander Holdings USA, Inc. is not filing copies of instruments defining the rights of holders of long-term debt because none of those instruments authorizes debt in excess of 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. Santander Holdings USA, Inc. agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

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

SANTANDER HOLDINGS USA, INC.
(Registrant)

Date: August 11, 2011	/s/ Jorge Morán Jorge Morán
President and Chief Executive Officer
(Authorized Officer)

Date: August 11, 2011	/s/ Guillermo Sabater Guillermo Sabater
Chief Financial Officer and Executive Vice President
(Principal Financial Officer)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
EXHIBITS INDEX

(3.1)
Amended and Restated Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc. Current Report on Form 8-K filed January 30, 2009).

(3.2)
Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc. Current Report on Form 8-K filed February 5, 2010).

(3.3)
Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.2 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed June 21, 2011).

(3.4)	Certificate of Designations for the Series D Preferred Stock (Incorporated by reference to Exhibit 3.1 of Santander Holdings USA, Inc. Current Report on Form 8-K filed on March 27, 2009).

(3.5)	Amended and Restated Bylaws of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 of Santander Holdings USA, Inc.’s Current Report on Form 8-K filed June 21, 2011).

(4.1)
In accordance with Regulation S-K Item No. 601(b)(4)(iii), Santander Holdings USA, Inc. is not filing copies of instruments defining the rights of holders of long-term debt because none of those instruments authorizes debt in excess of 10% of the total assets of the registrant and its subsidiaries on a consolidated basis. Santander Holdings USA, Inc. agrees to furnish a copy of any such instrument to the Securities and Exchange Commission upon request.

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