Form 10-Q
period 2011-09-30
Santander Holdings USA, Inc.
filed 2011-11-14
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐. No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2011

Common Stock (no par value)	517,107,043 shares

FORWARD LOOKING STATEMENTS
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by or on behalf of Santander Holdings USA, Inc. (“SHUSA” or the “Company”). SHUSA may from time to time make forward-looking statements in SHUSA’s filings with the Securities and Exchange Commission (the “SEC”) (including this Quarterly Report on Form 10-Q and the Exhibits hereto), in its reports to shareholders (including its Annual Report on Form 10-K for the fiscal year ended December 31, 2010) and in other communications by SHUSA, which are made in good faith by SHUSA, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Some of the statements made by SHUSA, including any statements preceded by, followed by or which include the words “may,” “could,” “should,” “pro forma,” “looking forward,” “will,” “would,” “believe,” “expect,” “hope,” “anticipate,” “estimate,” “intend,” “plan,” “strive,” “hopefully,” “try,” “assume” or similar expressions constitute forward-looking statements.
These forward-looking statements include statements with respect to SHUSA’s vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of SHUSA and are not historical facts. Although SHUSA believes that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors (some of which are beyond SHUSA’s control). Among the factors which could cause SHUSA’s financial performance to differ materially from that expressed in the forward-looking statements are:
•	the strength of the United States economy in general and the strength of the regional and local economies in which SHUSA conducts operations, which may affect, among other things, the level of non-performing assets, charge-offs, and provision for credit losses;

•	the effects of, or policies determined by the Federal Deposit Insurance Corporation, and changes in, trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•	inflation, interest rate, market and monetary fluctuations, which may, among other things reduce interest margins, impact funding sources and affect the ability to originate and distribute financial products in the primary and secondary markets;

•	adverse movements and volatility in debt and equity capital markets;

•	adverse changes in the securities markets, including those related to the financial condition of significant issuers in the Company’s investment portfolio;

•	revenue enhancement initiatives may not be successful in the marketplace or may result in unintended costs;

•	changing market conditions may force SHUSA to alter the implementation or continuation of cost savings or revenue enhancement strategies;

•	SHUSA’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the willingness of customers to substitute competitors’ products and services and vice versa;

•	the ability of SHUSA and its third party vendors to convert and maintain SHUSA’s data processing and related systems on a timely and acceptable basis and within projected cost estimates;

•	the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, capital, liquidity, proper accounting treatment, securities and insurance, and the application thereof by regulatory bodies and the impact of changes in and interpretation of generally accepted accounting principles in the United States;

•	the impact of the “Dodd-Frank Wall Street Reform and Consumer Protection Act” enacted in July 2010, which is a significant development for the banking industry, the full reach of which will be unknown until the rulemaking processes mandated by the legislation are complete (although the impact will involve higher compliance costs and certain elements, that are likely to negatively affect SHUSA’s revenue and earnings);

FORWARD LOOKING STATEMENTS
(continued)
•	additional legislation and regulations may be enacted or promulgated in the future, and management is unable to predict the form such legislation or regulation may take or to the degree which management needs to modify SHUSA’s businesses or operations to comply with such legislation or regulation;

•	the cost and other effects of the consent order issued by the Office of Thrift Supervision to Sovereign Bank requiring the Bank to take certain steps to improve its mortgage servicing and foreclosures practices, as is further described in Part I, Item 2;

•	technological changes;

•	competitors of SHUSA may have greater financial resources and develop products and technology that enable those competitors to compete more successfully than SHUSA;

•	changes in consumer spending and savings habits;

•	acts of terrorism or domestic or foreign military conflicts and acts of God, including natural disasters;

•	regulatory or judicial proceedings;

•	changes in asset quality;

•	the outcome of ongoing tax audits by federal, state and local income tax authorities may require additional taxes be paid by SHUSA as compared to what has been accrued or paid as of period end; and

•	SHUSA’s success in managing the risks involved in the foregoing.
If one or more of the factors affecting SHUSA’s forward-looking information and statements proves incorrect, the actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements. Therefore, SHUSA cautions you not to place undue reliance on any forward-looking information and statements. The effect of these factors is difficult to predict. Factors other than these also could adversely affect the results, and the reader should not consider these factors to be a complete set of all potential risks or uncertainties. New factors emerge from time to time and management cannot assess the impact of any such factor on SHUSA’s business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward looking statement. Any forward looking statements only speak as of the date of this document and SHUSA undertakes no obligation to update any forward-looking information and statements, whether written or oral, to reflect any change. All forward-looking statements attributable to SHUSA are expressly qualified by these cautionary statements.

INDEX

Page

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

Consolidated Balance Sheets at September 30, 2011 and December 31, 2010	4

Consolidated Statements of Operations for the three-month and nine-month periods ended September 30, 2011 and 2010	5-6

Consolidated Statement of Stockholder’s Equity for the nine-month periods ended September 30, 2011 and 2010	7

Consolidated Statements of Cash Flows for the nine-month periods ended September 30, 2011 and 2010	8-9

Notes to Consolidated Financial Statements	10-50

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	51-76

Item 3. Quantitative and Qualitative Disclosures About Market Risk	77

Item 4. Controls and Procedures	77

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	78

Item 1A. Risk Factors	78

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	78

Item 6. Exhibits	79

SIGNATURES	80

EXHIBITS INDEX	81

Ex-31.1 Certification
Ex-31.2 Certification
Ex-32.1 Certification
Ex-32.2 Certification
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART 1- FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited at September 30, 2011, audited at December 31, 2010)

	September 30,	December 31,
	2011	2010
	(in thousands)
ASSETS
Cash and amounts due from depository institutions	$3,184,550	$1,705,895
Investment securities:
Available-for-sale at fair value	13,834,050	13,371,848
Other investments	524,899	614,241
Loans held for investment (1)	65,626,619	65,017,884
Allowance for loan losses	(2,185,302)	(2,197,450)

Net loans held for investment	63,441,317	62,820,434

Loans held for sale at fair value	141,096	150,063
Premises and equipment, net of accumulated depreciation of $507,356 and $445,225 at September 30, 2011 and December 31, 2010, respectively	657,742	595,951
Accrued interest receivable	365,999	406,617
Goodwill	4,124,351	4,124,351
Core deposit intangibles and other intangibles	160,103	188,940
Bank owned life insurance	1,550,216	1,519,462
Restricted cash	487,179	583,637
Other assets (2)	3,331,689	3,570,376

TOTAL ASSETS	$91,803,191	$89,651,815

LIABILITIES
Deposits and other customer accounts	$47,363,568	$42,673,293
Borrowings and other debt obligations	30,191,424	33,630,117
Advance payments by borrowers for taxes and insurance	137,493	104,125
Other liabilities (3)	2,004,066	1,983,610

TOTAL LIABILITIES	79,696,551	78,391,145

STOCKHOLDER’S EQUITY
Preferred stock (no par value; $25,000 liquidation preference; 7,500,000 shares authorized; 8,000 shares outstanding at September 30, 2011 and at December 31, 2010)	195,445	195,445
Common stock (no par value; 800,000,000 shares authorized; 517,107,043 shares issued at September 30, 2011 and at December 31, 2010)	11,118,007	11,117,328
Warrants	285,435	285,435
Accumulated other comprehensive loss	(140,847)	(234,190)
Retained earnings/(deficit)	609,966	(128,984)

TOTAL SHUSA STOCKHOLDER’S EQUITY	12,068,006	11,235,034

Noncontrolling interest	38,634	25,636

TOTAL STOCKHOLDER’S EQUITY	12,106,640	11,260,670

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$91,803,191	$89,651,815

(1)	Includes loans held for investment at fair value of $1,614,651 and $2,148,261 as of September 30, 2011 and December 31, 2010, respectively.

(2)	Includes mortgage servicing rights at fair value of $95,677 and $146,028 as of September 30, 2011 and December 31, 2010, respectively, derivatives at fair value of $465,073 and $353,370 as of September 30, 2011 and December 31, 2010, respectively and foreclosed assets at fair value of $123,829 and $114,198 as of September 30, 2011 and December 31, 2010, respectively.

(3)	Includes derivatives at fair value of $745,452 and $543,267 as of September 30, 2011 and December 31, 2010, respectively.
See accompanying notes to unaudited consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(in thousands)
INTEREST INCOME:
Interest on loans	$1,174,559	$1,089,668	$3,576,430	$3,134,072
Interest-earning deposits	1,655	732	5,051	1,492
Investment securities:
Available-for-sale	101,904	121,117	316,528	358,391
Other investments	15	244	114	916

TOTAL INTEREST INCOME	1,278,133	1,211,761	3,898,123	3,494,871

INTEREST EXPENSE:
Deposits and customer accounts	65,066	51,207	187,837	174,422
Borrowings and other debt obligations	258,499	282,085	823,564	874,122

TOTAL INTEREST EXPENSE	323,565	333,292	1,011,401	1,048,544

NET INTEREST INCOME	954,568	878,469	2,886,722	2,446,327
Provision for credit losses	368,713	455,639	949,629	1,305,650

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	585,855	422,830	1,937,093	1,140,677

NON-INTEREST INCOME:
Consumer banking fees	160,368	127,609	498,181	360,390
Commercial banking fees	43,877	47,842	130,195	139,718
Mortgage banking income/(expense), net	(25,943)	2,602	(13,714)	27,684
Capital markets revenue, net	6,009	3,290	18,723	11,517
Bank owned life insurance	15,541	13,593	42,858	40,685
Miscellaneous income/(expense)	(3,378)	1,329	595	3,798

TOTAL FEES AND OTHER INCOME	196,474	196,265	676,838	583,792

Total other-than-temporary impairment (“OTTI”) losses	(4,180)	(4,776)	(38,446)	(52,170)
Portion of OTTI recognized in other comprehensive income before taxes	4,180	3,964	38,121	48,225

OTTI recognized in earnings	—	(812)	(325)	(3,945)

Net gain on sale of investment securities	41,943	131,925	124,192	204,279

Net gain on investment securities recognized in earnings	41,943	131,113	123,867	200,334

TOTAL NON-INTEREST INCOME	238,417	327,378	800,705	784,126

GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	203,993	185,309	599,358	510,085
Occupancy and equipment expenses	89,061	78,848	254,497	235,484
Technology expense	30,194	28,432	91,938	81,996
Outside services	35,668	30,359	104,049	87,850
Marketing expense	9,426	9,984	26,739	25,679
Loan expense	48,182	34,998	165,951	90,146
Other administrative expenses	38,070	30,129	117,500	98,231

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	454,594	398,059	1,360,032	1,129,471

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(continued)

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(in thousands)
OTHER EXPENSES:
Amortization of intangibles	$13,138	$15,282	$43,041	$48,728
Deposit insurance premiums	18,551	23,227	66,279	70,529
Equity method investments	3,376	6,046	9,444	20,099
Loss on debt extinguishment	23,570	13	29,712	3,381

TOTAL OTHER EXPENSES	58,635	44,568	148,476	142,737

INCOME BEFORE INCOME TAXES	311,043	307,581	1,229,290	652,595
Income tax provision	104,707	87,419	426,840	195,229

NET INCOME INCLUDING NONCONTROLLING INTEREST	$206,336	$220,162	$802,450	$457,366

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	13,503	7,073	52,550	20,113

NET INCOME ATTRIBUTABLE TO SHUSA	$192,833	$213,089	$749,900	$437,253

See accompanying notes to unaudited consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY
FOR THE NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2011 AND 2010
(Unaudited)
(in thousands)

					Accumulated			Total
	Common				Other	Retained		Stock-
	Shares	Preferred	Common		Comprehensive	Earnings	Noncontrolling	holder’s
	Outstanding	Stock	Stock	Warrants	Loss	(Deficit)	Interest	Equity
Balance, December 31, 2009	511,107	$195,445	$10,381,500	$285,435	$(349,869)	$(1,147,373)	$22,397	$9,387,535
Cumulative effect from change in accounting principle	—	—	—	—	—	(3,747)	—	(3,747)

Balance, January 1, 2010	511,107	$195,445	$10,381,500	$285,435	$(349,869)	$(1,151,120)	$22,397	$9,383,788
Comprehensive income:
Net income	—	—	—	—	—	437,253	20,113	457,366
Change in unrealized gain/loss, net of tax:
Investment securities available-for-sale	—	—	—	—	214,064	—	—	214,064
Pension liabilities	—	—	—	—	904	—	—	904
Cash flow hedges	—	—	—	—	(48,081)	—	—	(48,081)

Total comprehensive income	—	—	—	—	166,887	437,253	20,113	624,253

Insurance of common stock to parent	3,000	—	750,000	—	—	—	—	750,000
Stock issued in connection with employee benefit and incentive compensation plans	—	—	744	—	—	—	—	744
Dividends paid on preferred stock	—	—	—	—	—	(10,950)	—	(10,950)

Balance, September 30, 2010	514,107	$195,445	$11,132,244	$285,435	$(182,982)	$(724,817)	$42,510	$10,747,835

					Accumulated			Total
	Common				Other	Retained		Stock-
	Shares	Preferred	Common		Comprehensive	Earnings	Noncontrolling	holder’s
	Outstanding	Stock	Stock	Warrants	Loss	(Deficit)	Interest	Equity
Balance, December 31, 2010	517,107	$195,445	$11,117,328	$285,435	$(234,190)	$(128,984)	$25,636	$11,260,670
Comprehensive income:
Net income	—	—	—	—	—	749,900	52,550	802,450
Change in unrealized gain/loss, net of tax:
Investment securities available-for-sale	—	—	—	—	151,749	—	—	151,749
Pension liabilities	—	—	—	—	1,027	—	—	1,027
Cash flow hedges	—	—	—	—	(59,433)	—	—	(59,433)

Total comprehensive income	—	—	—	—	93,343	749,900	52,550	895,793

Stock issued in connection with employee benefit and incentive compensation plans	—	—	679	—	—	—	—	679
Dividends to noncontrolling interest	—	—	—	—	—	—	(39,552)	(39,552)
Dividends paid on preferred stock	—	—	—	—	—	(10,950)	—	(10,950)

Balance, September 30, 2011	517,107	$195,445	$11,118,007	$285,435	$(140,847)	$609,966	$38,634	$12,106,640

See accompanying notes to unaudited consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine-Month Period
	Ended September 30,
	2011	2010
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interest	$802,450	$457,366
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	949,629	1,305,650
Deferred taxes	79,477	(40,952)
Depreciation and amortization	153,434	174,218
Net amortization/accretion of investment securities and loan premiums and discounts	37,110	(118,881)
Net gain on sale of loans	(13,050)	(21,425)
Net gain on sale of investment securities	(124,192)	(204,279)
OTTI recognized in earnings	325	3,945
Loss on debt extinguishments	29,712	3,381
Net loss on real estate owned and premises and equipment	8,296	12,086
Stock-based compensation	2,885	1,557
Remittance to Santander for stock-based compensation	(2,206)	(877)
Origination of loans held for sale, net of repayments	(828,333)	(1,313,915)
Proceeds from sales of loans held for sale	850,627	964,546
Net change in:
Accrued interest receivable	40,618	19,720
Other assets and bank owned life insurance	(214,213)	401,952
Other liabilities	141,996	226,519

Net cash provided by operating activities	$1,914,565	$1,870,611

CASH FLOWS FROM INVESTING ACTIVITIES:
Adjustments to reconcile net cash used in by investing activities:
Proceeds from sales of available-for-sale investment securities	$4,946,458	$5,075,900
Proceeds from prepayments and maturities of available-for-sale investment securities	2,585,805	3,449,231
Purchases of available-for-sale investment securities	(7,023,632)	(4,890,607)
Net change in other investments	89,342	28,902
Net change in restricted cash	96,458	(8,755)
Proceeds from sales of loans held for investment	651	7,373
Purchase of loans held for investment	(2,657,786)	(7,748,910)
Net change in loans other than purchases and sales	419,918	147,439
Purchase of other assets from third party	—	(121,715)
Proceeds from sales of real estate owned and premises and equipment	67,477	43,786
Purchases of premises and equipment	(135,888)	(132,168)

Net cash used in investing activities	$(1,611,197)	$(4,149,524)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(Continued)

	Nine-Month Period
	Ended September 30,
	2011	2010
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Adjustments to reconcile net cash provided by financing activities:
Net change in deposits and other customer accounts	$4,690,275	$(3,163,726)
Net change in borrowings	(1,798,779)	1,583,392
Net proceeds from senior notes, subordinated notes and credit facility	9,268,672	9,950,047
Repayments of borrowings and other debt obligations	(10,941,971)	(5,089,651)
Net change in advance payments by borrowers for taxes and insurance	33,368	41,385
Cash dividends paid to preferred stockholders	(10,950)	(10,950)
Cash dividends paid to noncontrolling interest	(65,328)	—
Proceeds from the issuance of common stock	—	750,000

Net cash provided by financing activities	$1,175,287	$4,060,497

NET CHANGE IN CASH AND CASH EQUIVALENTS	$1,478,655	$1,781,584
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,705,895	2,323,290

CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,184,550	$4,104,874

SUPPLEMENTAL DISCLOSURE
Net income taxes paid	$1,265,192	$264,244
Interest paid	$1,036,357	$1,050,245

NON-CASH TRANSACTIONS
Foreclosed real estate	$87,553	$133,058
Other repossessed assets	$1,229,160	$1,011,200
Receipt of available for sale mortgage backed securities in exchange for mortgage loans held for investment	$649,676	$1,375,502
Consolidation of commercial mortgage backed securitization portfolio	$—	$(860,486)
Sale of previously consolidated commercial mortgage backed securitization portfolio	$—	$860,486
Dividends declared	$8,224	$—
See accompanying notes to unaudited consolidated financial statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(1) BASIS OF PRESENTATION AND ACCOUNTING POLICIES
The consolidated financial statements of Santander Holdings USA, Inc. and Subsidiaries (“SHUSA” or the “Company”) include the accounts of Santander Holdings USA, Inc. and its subsidiaries, including Sovereign Bank (the “Bank”), Santander Consumer USA, Inc (“SCUSA”), Independence Community Bank Corp. (“Independence”) and Sovereign Delaware Investment Corporation. All intercompany balances and transactions have been eliminated in consolidation. SHUSA is a wholly owned subsidiary of Banco Santander SA (“Santander”). Santander is a retail and commercial bank, based in Spain, with a presence in ten major markets throughout the world. At the end of 2010, Santander was the largest bank in the euro zone and 10th in the world by market capitalization. Founded in 1857, Santander had over 95 million customers, 14,082 branches — more than any other international bank — and approximately 179,000 employees, at December 2010. It is the largest financial group in Spain and Latin America. Furthermore, it has relevant positions in the United Kingdom, Portugal, Poland, Northeastern U.S. and, through its Santander Consumer Finance arm, in Germany.
These consolidated financial statements have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in the financial statements, prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), have been condensed or omitted pursuant to such rules and regulations. Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. However, in the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the consolidated balance sheets, statements of operations, statement of stockholder’s equity and statements of cash flows for the periods indicated, and contain adequate disclosure to make the information presented not misleading. These consolidated financial statements should be read in conjunction with the Company’s latest annual report on Form 10-K.
In the second quarter of 2011, the Company reclassified amounts presented in the December 31, 2010 consolidated balance sheet of $583.6 million from “Other Assets” to “Restricted Cash”. The Company believes that this presentation provides a more meaningful presentation of cash available for general operations. This reclassification had no effect on the consolidated statement of operations.
The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Management identified accounting for the allowance for loan losses, derivatives, income taxes and goodwill as the most critical accounting policies and estimates in that they are important to the portrayal of the Company’s financial condition and results, and require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. These accounting policies, including the nature of the estimates and types of assumptions used, are described throughout this Management’s Discussion and Analysis and the December 31, 2010 Management’s Discussion and Analysis filed in the 2010 Form 10-K. The results of operations for any interim periods are not necessarily indicative of the results which may be expected for the entire year.
The Company evaluated events from September 30, 2011, the date of the consolidated financial statements, through the issuance of these consolidated financial statements included in this Quarterly Report on Form 10-Q.
There have been no significant changes to the Company’s accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2010.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(2) RECENT ACCOUNTING DEVELOPMENTS
In December 2010, the FASB issued ASU 2010-28, an update to Topic 350, “Intangibles — Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments to Topic 350 modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining this, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. These amendments were effective for the Company on January 1, 2011. The implementation of this guidance did not have an impact on the Company’s financial position or results of operations.
In April 2011, the FASB issued ASU 2011-02, an update to ASC 310-40, “Receivables — Troubled Debt Restructurings by Creditors.” The amendments to Topic 310 were effective on July 1, 2011 for the Company, and should be applied retrospectively to the beginning of the annual period of adoption. In evaluating whether a restructuring constitutes a troubled debt restructuring, the Company must separately conclude that the restructuring constitutes a concession as well as the debtor must be experiencing financial difficulties. The amendments to Topic 310 clarify the guidance on a creditor’s evaluation of whether it has granted a concession and the debtor is experiencing financial difficulties. The implementation of this guidance did not have a significant impact on the Company’s financial position or results of operations.
In April 2011, the FASB issued ASU 2011-03, an update to ASC 860, “Transfers and Servicing” to improve the accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments in this update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The amendments to ASC 860 are effective for the Company beginning January 1, 2012. The implementation of this guidance is not expected to have an impact on the Company’s financial position or results of operations.
In May 2011, the FASB issued ASU 2011-04, an update to ASC 820, “Fair Value Measurement” to provide guidance about how fair value should be determined where it is already required or permitted under U.S. GAAP. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks and the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy, and requires additional disclosures. The amendments to ASC 820 are effective for the first interim and annual periods beginning January 1, 2012 for the Company, and should be applied prospectively. The implementation of this guidance is not expected to have a significant impact on the Company’s financial position or results of operations.
In June 2011, the FASB issued ASU 2011-05, an update to ASC 220, “Comprehensive Income”, which requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The amendments do not change what items are reported in other comprehensive income or the requirement to report classification of items from other comprehensive income to net income. The amendments to ASC 220 are effective for the first interim and annual period beginning January 1, 2012 for the Company, and should be applied retrospectively to the beginning of the annual period of adoption. The implementation of this guidance is not expected to have a significant impact on the Company’s financial position or results of operations. A proposed deferral for certain aspects of this guidance was issued in October 2011. If the proposed deferral is adopted unchanged, the deferral period would be begin for the Company on January 1, 2012 and would remain in effect indefinitely.
In September 2011, the FASB issued ASU 2011-08, an update to ASC 350, “Intangibles — Goodwill and Other”, which requires companies to perform goodwill and indefinite-life intangible asset impairment testing using a two-step process. The amendments to the ASU permits companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as basis for determining whether it is necessary to perform the two-step impairment test. The amendments to ASC 350 are effective for interim and annual periods beginning after December 15, 2011 for the Company. The implementation of this guidance is not expected to have a significant impact on the Company’s financial position or results of operations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3) INVESTMENT SECURITIES
The following tables present the composition and fair value of investment securities available-for-sale at the dates indicated:

	September 30, 2011
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Loss	Value
	(in thousands)
Investment securities:
U.S. Treasury and government agency securities	$43,956	$24	$—	$43,980
Debentures of FHLB, FNMA, and FHLMC	19,435	565	—	20,000
Corporate debt securities	1,625,010	18,666	29,241	1,614,435
Asset-backed securities	2,611,922	23,679	7,130	2,628,471
State and municipal securities	1,775,376	66,880	10,324	1,831,932
Mortgage-backed securities:
U.S. government agencies	1,459,874	51,107	—	1,510,981
FHLMC and FNMA debt securities	5,052,670	106,229	3,369	5,155,530
Non-agency securities	1,133,913	3,538	108,730	1,028,721

Total investment securities available-for-sale	$13,722,156	$270,688	$158,794	$13,834,050

	December 31, 2010
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Loss	Value
	(in thousands)
Investment securities:
U.S. Treasury and government agency securities	$12,997	$—	$—	$12,997
Debentures of FHLB, FNMA, and FHLMC	24,291	708	—	24,999
Corporate debt securities	2,148,919	66,924	13,056	2,202,787
Asset-backed securities	3,097,959	37,849	11,205	3,124,603
State and municipal securities	2,000,974	1,609	120,303	1,882,280
Mortgage-backed securities:
U.S. government agencies	364,331	75	10	364,396
FHLMC and FNMA debt securities	4,254,734	51,473	7,204	4,299,003
Non-agency securities	1,607,514	260	146,991	1,460,783

Total investment securities available-for-sale	$13,511,719	$158,898	$298,769	$13,371,848

Investment securities available-for-sale with an estimated fair value of $2.7 billion and $5.7 billion were pledged as collateral for borrowings, standby letters of credit, interest rate agreements and certain public deposits at September 30, 2011 and December 31, 2010, respectively.
Contractual maturities of the Company’s investment securities available-for-sale at September 30, 2011 are as follows:

	Amortized	Fair
	Cost	Value
	(in thousands)
Due within one year	$313,515	$315,278
Due after 1 within 5 years	2,922,350	2,942,214
Due after 5 within 10 years	786,645	777,514
Due after 10 years/ no maturity	9,699,646	9,799,044

Total	$13,722,156	$13,834,050

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3) INVESTMENT SECURITIES (continued)
The following tables disclose the aggregate amount of unrealized losses as of September 30, 2011 and December 31, 2010 on securities in the Company’s investment portfolio classified according to the amount of time that those securities have been in a continuous loss position:

	At September 30, 2011
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in thousands)
Investment securities:
Corporate debt securities	$796,958	$(17,419)	$60,330	$(11,822)	$857,288	$(29,241)
Asset-backed securities	562,671	(2,431)	123,272	(4,699)	685,943	(7,130)
State and municipal securities	64,881	(1,152)	306,202	(9,172)	371,083	(10,324)
Mortgage-backed securities:
FHLMC and FNMA debt securities	1,010,513	(3,236)	7,747	(133)	1,018,260	(3,369)
Non-agency securities	53,391	(3,515)	839,501	(105,215)	892,892	(108,730)

Total investment securities available-for-sale	$2,488,414	$(27,753)	$1,337,052	$(131,041)	$3,825,466	$(158,794)

	At December 31, 2010
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in thousands)
Investment securities:
Corporate debt securities	$535,892	$(12,356)	$9,426	$(700)	$545,318	$(13,056)
Asset-backed securities	660,683	(4,498)	96,005	(6,707)	756,688	(11,205)
State and municipal securities	1,420,899	(83,641)	245,067	(36,662)	1,665,966	(120,303)
Mortgage-backed securities:
U.S. government agencies	5,380	(10)	—	—	5,380	(10)
FHLMC and FNMA debt securities	947,311	(7,078)	13,537	(126)	960,848	(7,204)
Non-agency securities	62,744	(3,879)	1,358,715	(143,112)	1,421,459	(146,991)

Total investment securities available-for-sale	$3,632,909	$(111,462)	$1,722,750	$(187,307)	$5,355,659	$(298,769)

The unrealized losses on the Company’s state and municipal bond portfolio were $10.3 million at September 30, 2011 compared to $120.3 million at December 31, 2010. This portfolio consists of 98.8% general obligation bonds of states, cities, counties and school districts. The portfolio has a weighted average underlying credit risk rating of AA. Approximately 76% of these bonds are insured with various companies and as such, carry additional credit protection. The largest geographic concentrations of the state and local municipal bonds are in California, which represented 22% of the total portfolio. No other state had more than 20% of the total portfolio. The Company has determined that the unrealized losses on the portfolio are due to an increase in credit spreads since acquisition, principally for obligors in certain geographic locations.
The unrealized losses on the non-agency securities portfolio were $108.7 million at September 30, 2011 compared with $147.0 million at December 31, 2010. Excluding the securities discussed in the following paragraph, this portfolio consists primarily of highly rated non-agency mortgage-backed securities from a diverse group of issuers in the private-label market. The Company has determined that the unrealized losses on these securities above are due to an increase in credit spreads since acquisition and liquidity issues in the marketplace. The Company has concluded these unrealized losses are temporary in nature on the majority of this portfolio since management believes based on modeled projections, that there is sufficient credit subordination associated with these securities.
At September 30, 2011, the Company had thirteen investments in certain non-agency mortgage backed securities with ending book values of $623.8 million which the Company does not expect to collect the entire scheduled principal. At September 30, 2010, the Company had fourteen investments in certain non-agency mortgage backed securities with ending book values of $920.7 million which the Company does not expect to collect the entire scheduled principal. Cumulative credit losses for these securities recognized in earnings were $142.8 million at September 30, 2011 and $210.1 million at September 30, 2010.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3) INVESTMENT SECURITIES (continued)
The following table displays changes in credit losses for debt securities recognized in earnings for the nine-month period ended September 30, 2011 and 2010, and expected to be recognized in earnings over the remaining life of the securities.

	Nine-	Nine-
	Month	Month
	Period	Period
	Ending	Ending
	September	September
	30, 2011	30, 2010
	(in thousands)
Cumulative credit loss recognized on non-agency securities at the beginning of the period	$210,919	$206,155

Cumulative reduction as of the beginning of the period for accretion into interest income for the expected increase in cash flow on certain non-agency securities	(9,631)	—

Current period accretion into interest income for the expected increase in cash flow on certain non-agency securities	(7,903)	(5,833)

Additions for amount related to credit loss for which an other-than-temporary impairment was not previously recognized	—	3,945

Reductions for securities sold during the period	(68,442)	—
Additional increases to credit losses for previously recognized other-than-temporary impairment charges when the entity does not intend to sell the security	325	—

Net cumulative credit loss recognized on non-agency securities as of the end of the period	125,268	204,267

Reductions for increases in cash flows expected to be collected and recognized over the remaining life of securities	(28,586)	(66,165)

Projected ending balance of the amount related to credit losses on debt securities at the end of the period for which a portion of an other-than-temporary impairment was recognized in other comprehensive income	$96,682	$138,102

The thirteen and fourteen bonds that the Company has recorded other-than-temporary impairments on have a weighted average S&P credit rating of CC at September 30, 2011 and CCC at September 30, 2010. Each of these securities contains various levels of credit subordination. The underlying mortgage loans that comprise these investment securities were primarily originated in the years 2005 through 2007. Approximately 55.9% of these loans were jumbo loans, and approximately 70.1% of the collateral backing these securities were limited documentation loans. A summary of the key assumptions utilized to forecast future expected cash flows on the securities determined to have other-than-temporary-impairment were as follows at September 30, 2011 and September 30, 2010.

	September 30, 2011	September 30, 2010
Loss severity	52.86%	49.17%
Expected cumulative loss percentage	24.35%	23.62%
Cumulative loss percentage to date	5.79%	4.20%
Weighted average FICO	711	711
Weighted average LTV	67.7%	68.4%
Based upon the analysis performed above, the Company recognized other-than-temporary impairment losses of $0 and $0.3 million in earnings during the three-month and nine-month period ended September 30, 2011, respectively. As of September 30, 2010, the Company recognized other-than-temporary impairment losses of $0.8 million and $3.9 million during the three-month and nine-month periods, respectively. Excluding the securities above, management has concluded that the unrealized losses on the remaining investment securities (which totaled 140 individual securities) are temporary in nature since (1) they are not related to the underlying credit quality of the issuers, (2) the principal and interest on these securities are from investment grade issuers, (3) the Company does not intend to sell these investments, and (4) it is more likely than not that the Company will not be required to sell the investments before recovery of the amortized cost basis, which may be maturity.
The Company is evaluating its investment strategies in light of changes in the regulatory environment that could have an impact on capital and liquidity. Based on this evaluation, it is reasonably possible the Company may elect to pursue other strategies.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(3) INVESTMENT SECURITIES (continued)
The Company evaluates the fair value of investment securities that are sold to determine realized gains or losses on the transaction. Proceeds from sales of investment securities and the realized gross gains and losses from those sales are as follows:

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(in thousands)

Proceeds from the sales of investment securities	$1,238,856	$3,078,931	$4,946,458	$5,075,900

Gross realized gains	$41,958	$131,928	$124,345	$205,239
Gross realized losses	(15)	(3)	(153)	(960)

Net realized gains	$41,943	$131,925	$124,192	$204,279

(4) LOANS
The following table presents the composition of the loans held for investment portfolio by type of loan and by fixed and variable rates at the dates indicated:

	September 30, 2011		December 31, 2010
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial loans held for investment:
Commercial real estate loans	$10,560,501	16.1%	$11,311,167	17.4%
Commercial and industrial loans	10,540,775	16.1	9,931,143	15.3
Multi-family loans	7,010,929	10.7	6,746,558	10.4
Other	1,133,820	1.7	1,170,044	1.8

Total commercial loans held for investment	29,246,025	44.6	29,158,912	44.9

Consumer loans secured by real estate:
Residential mortgages	11,292,374	17.2	11,029,650	17.0
Home equity loans and lines of credit	6,902,605	10.5	7,005,539	10.7

Total consumer loans secured by real estate	18,194,979	27.7	18,035,189	27.7

Consumer loans not secured by real estate
Auto loans	15,335,070	23.4	16,714,124	25.7
Other	2,850,545	4.3	1,109,659	1.7

Total consumer loans	36,380,594	55.4	35,858,972	55.1

Total loans held for investment (1)	$65,626,619	100.0%	$65,017,884	100.0%

Total loans held for investment:
Fixed rate	$41,079,106	62.6%	$41,405,419	63.7%
Variable rate	24,547,513	37.4	23,612,465	36.3

Total loans held for investment (1)	$65,626,619	100.0%	$65,017,884	100.0%

(1)	Total loans held for investment includes deferred loan origination costs, net of deferred loan fees and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net decrease in loan balances of $720.3 million and $920.7 million at September 30, 2011 and December 31, 2010, respectively. The reason for the variance was due primarily to loans acquired by the Bank during the first quarter of 2011.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4) LOANS (continued)
Loans pledged as collateral for borrowings totaled $47.3 billion at September 30, 2011 and $47.7 billion at December 31, 2010.
The entire loans held for sale portfolio at September 30, 2011 and December 31, 2010 consists of fixed rate residential mortgages. The balance at September 30, 2011 was $141.1 million compared to $150.1 million at December 31, 2010.
On January 5, 2011, the Bank purchased $1.7 billion of marine and recreational vehicle loans. On June 30, 2011, the Bank purchased a $181.9 million credit card receivable portfolio.
On September 12, 2011, the Bank purchased $393.4 million of marine and recreational vehicle loans.
The following table presents the activity in the allowance for credit losses for the periods indicated:

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Allowance for loan losses, beginning of period	$2,226,973	$2,043,010	$2,197,450	$1,818,224
Allowance established in connection with reconsolidation of previously unconsolidated securitized assets	—	—	—	5,991
Charge-offs:
Commercial	109,970	164,099	365,649	515,567
Consumer secured by real estate	142,245	35,101	210,310	100,818
Consumer not secured by real estate	217,612	169,902	570,367	550,531

Total charge-offs	469,827	369,102	1,146,326	1,166,916

Recoveries:
Commercial	14,698	14,437	34,409	41,769
Consumer secured by real estate	2,830	1,296	5,241	2,069
Consumer not secured by real estate	58,673	42,075	201,879	181,513

Total recoveries	76,201	57,808	241,529	225,351

Charge-offs, net of recoveries	393,626	311,294	904,797	941,565
Provision for loan losses (1)	351,955	439,149	892,649	1,288,215

Allowance for loan losses, end of period	$2,185,302	$2,170,865	$2,185,302	$2,170,865

Reserve for unfunded lending commitments, beginning of period	$340,843	$260,085	$300,621	$259,140
Provision for unfunded lending commitments (1)	16,758	16,490	56,980	17,435

Reserve for unfunded lending commitments, end of period	$357,601	$276,575	$357,601	$276,575

Total allowance for credit losses, end of period	$2,542,903	$2,447,440	$2,542,903	$2,447,440

(1)	The Company defines the provision for credit losses on the consolidated statement of operations as the sum of the total provision for loan losses and provision for unfunded lending commitments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)	LOANS (continued)
The following table presents the composition of non-performing assets at the dates indicated:

	September 30,	December 31,
	2011	2010
	(in thousands)
Non-accrual loans:
Commercial:
Commercial real estate	$455,731	$653,221
Commercial and industrial	340,277	528,333
Multi-family	136,783	224,728

Total commercial loans	932,791	1,406,282
Consumer:
Residential mortgages	440,433	602,027
Consumer loans secured by real estate	106,631	125,310

Consumer not secured by real estate	554,458	592,650

Total consumer loans	1,101,522	1,319,987

Total non-accrual loans	2,034,313	2,726,269

Other real estate owned	173,715	143,149
Other repossessed assets	77,104	79,854

Total other real estate owned and other repossessed assets	250,819	223,003

Total non-performing assets	$2,285,132	$2,949,272

Impaired loans are generally defined as all Troubled Debt Restructurings (“TDRs”) plus commercial non-accrual loans in excess of $1.0 million and, prior to September 30, 2011, residential mortgage loans with specific reserves. Impaired and past due loans are summarized as follows:

	September 30,	December 31,
	2011	2010
	(in thousands)
Impaired loans with a related allowance	$1,363,895	$1,836,993
Impaired loans without a related allowance	250,756	299,501

Total impaired loans	$1,614,651	$2,136,494

Allowance for loan losses reserved for impaired loans	$361,733	$417,873
The Company, through the SCUSA subsidiary, acquires certain auto loans at a substantial discount from par from manufacturer-franchised dealers or other companies engaged in non-prime lending activities. Part of this discount is attributable to the expectation that not all contractual cash flows will be received from the borrowers. These loans are accounted for under the Receivable topic of the FASB Accounting Standards Codification (Section 310-30) “Loans and Debt Securities Acquired with Deteriorated Credit Quality”. The excess of cash flows expected over the estimated fair value at acquisition is referred to as the accretable yield and is recognized in interest income over the remaining life of the loans using the constant effective yield method. The difference between contractually required payments and the undiscounted cash flows expected to be collected at acquisition is referred to as the nonaccretable difference.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4) LOANS (continued)
Changes in the actual or expected cash flows of purchased impaired loans from the date of acquisition will either impact the accretable yield or result in an impairment charge to the provision for credit losses in the period in which the changes are deemed probable. Subsequent decreases to the net present value of expected cash flows will generally result in an impairment charge to the provision for credit losses, resulting in an increase to the Allowance for Loan Losses (“ALLL”), and a reclassification from accretable yield to nonaccretable difference. Subsequent increases in the net present value of cash flows will result in a recovery of any previously recorded provision, to the extent applicable, and a reclassification from nonaccretable difference to accretable yield, which is recognized prospectively over the remaining lives of the loans. Prepayments are treated as a reduction of cash flows expected to be collected and a reduction of projections of contractual cash flows such that the nonaccretable difference is not affected. Thus, for decreases in cash flows expected to be collected resulting from prepayments, the effect will be to reduce the yield prospectively.
A rollforward of SCUSA’s nonaccretable and accretable yield on loans accounted for under Section 310-30 is shown below for the nine- month periods ended September 30, 2011 and 2010:

	Contractual	Nonaccretable	Accretable	Carrying
	Receivable Amount	(Yield)/Premium	Premium/(Yield)	Amount (1)
	(in thousands)
Balance at January 1, 2011	$9,147,004	$(966,463)	$210,459	$8,391,000
Principal reductions	(2,824,211)	—	—	(2,824,211)
Charge-offs, net	(252,132)	252,132	—	—
Accretion of loan discount (premium)	—	—	(121,177)	(121,177)
Transfers between nonaccretable and accretable yield	—	(5,431)	5,431	—
Settlement adjustments	10,288	(2,279)	(262)	7,747

Balance at September 30, 2011	$6,080,949	$(722,041)	$94,451	$5,453,359

(1)	Carrying amount includes principal and accrued interest.

	Contractual	Nonaccretable	Accretable	Carrying
	Receivable Amount	(Yield)/Premium	(Yield)/Premium	Amount
	(in thousands)
Balance at January 1, 2010	$2,042,594	$(225,949)	$(35,207)	$1,781,438
Additions (loans acquired during the period)	8,580,277	(832,409)	404,398	8,152,266
Principal reductions	(1,095,661)	—	—	(1,095,661)
Charge-offs, net	(185,294)	185,294	—	—
Accretion of loan discount	—	—	(19,441)	(19,441)

Balance at September 30, 2010	$9,341,916	$(873,064)	$349,750	$8,818,602

U.S. GAAP requires that entities disclose information about the credit quality of its financing receivables at disaggregated levels, specifically defined as “portfolio segments” and “classes” based on management’s systematic methodology for determining its allowance for credit losses. As such, compared to the financial statement categorization of loans, the Company utilizes an alternate categorization for purposes of modeling and calculating the allowance for credit losses and for tracking the credit quality, delinquency and impairment status of the underlying commercial and consumer loan populations.
In disaggregating its financing receivables portfolio, the Company’s methodology begins with the commercial and consumer segments. The commercial segmentation reflects line of business distinctions. “Corporate banking” includes the majority of commercial and industrial loans as well as related owner-occupied real estate. “Middle market commercial real estate” represents the portfolio of specialized lending for investment real estate. “Continuing care retirement communities” is the portfolio of financing for continuing care retirement communities. “Santander real estate capital” is the real estate portfolio of the specialized lending group in Brooklyn, NY. “Remaining commercial” represents principally the commercial equipment and vehicle funding business.
The consumer segmentation reflects product structure with minor variations from the financial statement categories. “Home mortgages” is generally residential mortgages, “Self-originated home equity” excludes purchased home equity portfolios, and “Indirect auto” excludes self-originated direct auto loans. “Indirect purchased” represents an acquired portfolio of marine and recreational vehicle contracts. Direct auto loans and purchased home equity loans make up the majority of balances in “Remaining consumer”. “Credit cards” includes all unsecured consumer credit cards.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4) LOANS (continued)
Loans that have been classified as non-accrual generally remain classified as non-accrual until the loan is able to sustain a period of repayment which is typically defined as six months for a monthly amortizing loan at which time, accrual of interest resumes.
The activity in the allowance for loan losses for the three-month period and nine-month period ended September 30, 2011 was as follows (in thousands):

	Three-Month Period Ended September 30, 2011
	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Allowance for loan losses, beginning of period	$846,060	$1,348,101	$32,812	$2,226,973
Provision for loan losses	113,486	268,902	(30,433)	351,955
Charge-offs	(109,970)	(359,857)	—	(469,827)
Recoveries	14,698	61,503	—	76,201

Charge-offs, net of recoveries	(95,272)	(298,354)	—	(393,626)

Allowance for loan losses, end of period	$864,274	$1,318,649	$2,379	$2,185,302

	Nine-Month Period Ended September 30, 2011
	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Allowance for loan losses, beginning of period	$905,786	$1,275,982	$15,682	$2,197,450
Provision for loan losses	289,728	616,224	(13,303)	892,649
Charge-offs	(365,649)	(780,677)	—	(1,146,326)
Recoveries	34,409	207,120	—	241,529

Charge-offs, net of recoveries	(331,240)	(573,557)	—	904,797

Allowance for loan losses, end of period	$864,274	$1,318,649	$2,379	$2,185,302

Ending balance, individually evaluated for impairment	$303,378	$58,355	$—	$361,733
Ending balance, collectively evaluated for impairment	560,896	1,090,462	2,379	1,653,737
Purchased impaired loans	—	169,832	—	169,832

Financing receivables:
Ending balance	$29,246,025	$36,521,690	$—	$65,767,715
Ending balance, evaluated at fair value	—	141,096	—	141,096
Ending balance, individually evaluated for impairment	933,776	680,875	—	1,614,651
Ending balance, collectively evaluated for impairment	28,312,249	30,300,231	—	58,612,480
Purchased impaired loans	—	5,399,488	—	5,399,488

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4) LOANS (continued)
Non-accrual loans disaggregated by class of financing receivables are summarized as follows:

	September 30,	December 31,
	2011	2010
	(in thousands)
Non-accrual loans:
Commercial:
Corporate banking	$419,635	$653,943
Middle market commercial real estate	193,050	379,898
Continuing care retirement communities	172,219	126,704
Santander real estate capital	124,796	203,802
Remaining commercial	23,091	41,935

Total commercial loans	932,791	1,406,282
Consumer:
Home mortgages	440,433	602,027
Self-originated home equity	58,507	63,686
Indirect auto	536,963	563,002
Indirect purchased	11,338	—
Remaining consumer	54,281	91,272

Total consumer loans	1,101,522	1,319,987

Total non-accrual loans	$2,034,313	$2,726,269

Delinquencies disaggregated by class of financing receivables are summarized as follows as of September 30, 2011:

							Recorded
		60-89					Investment
	30-59	Days	Greater			Total	> 90 Days
	Days Past	Past	Than 90	Total		Financing	and
	Due	Due	Days	Past Due	Current	Receivables (1)	Accruing
	(in thousands)
Commercial:
Corporate banking	$57,752	$18,782	$317,486	$394,020	$14,384,493	$14,778,513	$—
Middle market commercial real estate	4,664	—	109,774	114,438	3,660,860	3,775,298	—
Continuing care retirement communities	3,365	2,417	11,155	16,937	235,752	252,689	—
Santander real estate capital	49,770	22,785	94,607	167,162	9,069,809	9,236,971	—
Remaining commercial	2,789	464	96,191	99,444	1,103,110	1,202,554	—
Consumer:
Home mortgages	230,847	101,173	440,432	772,452	10,659,479	11,431,931	—
Self-originated home equity	22,243	11,296	58,507	92,046	6,430,207	6,522,253	—
Indirect auto	1,202,447	390,301	157,624	1,750,372	13,379,844	15,130,216	—
Indirect purchased	25,452	10,598	4,551	40,601	2,360,576	2,401,177	—
Credit cards	1,853	1,430	3,794	7,077	174,194	181,271	3,794
Remaining consumer	23,315	11,438	54,281	89,034	765,808	854,842	—

Total	$1,624,497	$570,684	$1,348,402	$3,543,583	$62,224,132	$65,767,715	$3,794

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4) LOANS (continued)
Delinquencies disaggregated by class of financing receivables are summarized as follows as of December 31, 2010:

							Recorded
							Investment
	30-59	60-89	Greater			Total	> 90 Days
	Days Past	Days Past	Than 90	Total		Financing	and
	Due	Due	Days	Past Due	Current	Receivables (1)	Accruing
	(in thousands)
Commercial:
Corporate banking	$83,039	$51,675	$425,824	$560,538	$14,192,156	$14,752,694	$—
Middle market commercial real estate	37,619	24,980	187,393	249,992	3,530,116	3,780,108	169
Continuing care retirement communities	13,300	—	107,579	120,879	460,168	581,047	—
Santander real estate capital	119,795	27,819	161,583	309,197	8,881,740	9,190,937	—
Remaining commercial	5,491	32,982	8,312	46,785	807,341	854,126	—
Consumer:
Home mortgages	238,829	106,756	602,027	947,612	10,230,512	11,178,124	—
Self-originated home equity	18,540	12,774	63,686	95,000	6,461,605	6,556,605	—
Indirect auto	1,455,595	412,774	140,238	2,008,607	14,762,568	16,771,175	—
Remaining consumer	52,751	26,116	71,492	150,359	1,352,772	1,503,131	—

Total	$2,024,959	$695,876	$1,768,134	$4,488,969	$60,678,978	$65,167,947	$169

(1)	Financing Receivables includes loans held for sale.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4) LOANS (continued)
Impaired loans disaggregated by class of financing receivables, excluding purchased impaired loans, are summarized as follows:

September 30, 2011	Recorded	Unpaid	Related	Average
	Investment	Principal	Specific	Recorded
		Balance	Reserves	Investment
	(in thousands)
With no related allowance recorded:
Commercial:
Corporate banking	$53,029	$65,231	$—	$93,592
Middle market commercial real estate	85,850	106,963	—	73,926
Continuing care retirement communities	35,477	51,790	—	18,230
Santander real estate capital	22,412	23,420	—	28,509
Remaining commercial	—	—	—	—
Consumer:
Home mortgages	—	—	—	33,879
Self-originated home equity	34,928	35,248	—	17,464
Remaining consumer	19,060	19,660	—	9,530
With an allowance recorded:
Commercial:
Corporate banking	294,056	345,064	179,545	319,689
Middle market commercial real estate	153,578	182,376	39,781	235,478
Continuing care retirement communities	155,246	228,407	53,540	140,483
Santander real estate capital	111,256	117,140	23,797	117,419
Remaining commercial	22,872	23,476	6,715	31,345
Consumer:
Home mortgages	474,972	482,793	32,714	576,964
Indirect auto	151,915	151,915	25,641	179,067

Total:
Commercial	$933,776	$1,143,867	$303,378	$1,058,671
Consumer	680,875	689,616	58,355	816,904

Total	$1,614,651	$1,833,483	$361,733	$1,875,575

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4) LOANS (continued)
The Company did not recognize any interest income on impaired loans including TDRs that have not returned to performing status. The Company recognized interest income on approximately $614.7 million of TDRs that were returned to performing status as of September 30, 2011.

			Related
	Recorded	Unpaid Principal	Specific
December 31, 2010	Investment	Balance	Reserves
	(in thousands)
With no related allowance recorded:
Commercial:
Corporate banking	$134,154	$134,154	$—
Middle market commercial real estate	62,002	62,002	—
Continuing care retirement communities	983	983	—
Santander real estate capital	34,605	34,605	—
Remaining commercial	—	—	—
Consumer:
Home mortgages	67,757	67,757	—
With an allowance recorded:
Commercial:
Corporate banking	187,296	345,322	158,026
Middle market commercial real estate	257,639	317,378	59,739
Continuing care retirement communities	104,084	125,720	21,636
Santander real estate capital	96,583	123,581	26,998
Remaining commercial	25,998	39,818	13,820
Consumer:
Home mortgages	545,077	678,956	133,879
Indirect auto	202,443	206,218	3,775

Total:
Commercial	$903,344	$1,183,563	$280,219
Consumer	815,277	952,931	137,654

Total	$1,718,621	$2,136,494	$417,873

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
SUBSTANDARD. Asset is inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. A well-defined weakness or weaknesses exist that jeopardize the liquidation of the debt. The loans are characterized by distinct possibility that the Bank will sustain some loss if deficiencies are not corrected.
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4) LOANS (continued)
LOSS. Credit is considered uncollectible and of such little value that it does not warrant consideration as an active asset. There may be some recovery or salvage value, but there is doubt as to whether, how much or when the recovery would occur.
The Company places consumer loans, excluding auto loans and credit card loans, on non-performing status at 90 days delinquent. For the majority of auto loans, the Company places them on non-performing status at 60 days delinquent. Credit cards remain performing until they are 180 days delinquent, at which point they are charged-off and all interest is removed from interest income.
Regulatory classifications by class of financing receivables are summarized as follows:

		Middle	Continuing
		market	care	Santander
	Corporate	commercial	retirement	real estate	Remaining
September 30, 2011	banking	real estate	communities	capital	commercial	Total
	(in thousands)
Regulatory Rating:
Pass	$13,288,419	$2,421,919	$200,459	$8,656,650	$880,242	$25,447,689
Special Mention	560,505	691,984	31,271	297,599	40,126	1,621,485
Substandard	778,958	545,144	9,139	267,355	109,884	1,710,480
Doubtful	150,631	116,251	11,820	15,367	172,302	466,371
Loss	—	—	—	—	—	—

Total commercial loans	$14,778,513	$3,775,298	$252,689	$9,236,971	$1,202,554	$29,246,025

		Middle	Continuing
		market	care	Santander
	Corporate	commercial	retirement	real estate	Remaining
December 31, 2010	banking	real estate	communities	capital	commercial	Total
	(in thousands)
Regulatory Rating:
Pass	$12,709,768	$2,306,926	$307,890	$8,482,219	$765,493	$24,572,296
Special Mention	796,484	652,330	55,886	320,727	12,488	1,837,915
Substandard	1,043,379	632,901	90,567	312,130	74,629	2,153,606
Doubtful	201,248	187,951	126,704	75,861	1,517	593,281
Loss	1,814	—	—	—	—	1,814

Total commercial loans	$14,752,693	$3,780,108	$581,047	$9,190,937	$854,127	$29,158,912

Consumer credit quality disaggregated by class of financing receivables is summarized as follows:

	Home	Self-originated	Indirect	Indirect	Credit	Remaining
September 30, 2011	mortgages	home equity	auto	purchased	cards	consumer	Total(1)
	(in thousands)
Performing	$10,991,498	$6,463,746	$14,593,253	$2,389,839	$181,271	$800,561	$35,420,168
Non-performing	440,433	58,507	536,963	11,338	—	54,281	1,101,522

Total consumer loans	$11,431,931	$6,522,253	$15,130,216	$2,401,177	$181,271	$854,842	$36,521,690

	Home	Self-originated	Indirect	Indirect	Credit	Remaining
December 31, 2010	mortgages	home equity	auto	purchased	cards	consumer	Total(1)
	(in thousands)

Performing	$10,576,097	$6,492,919	$15,931,345	$—	$—	$1,688,687	$34,689,048
Non-performing	602,027	63,686	563,002	—	—	91,272	1,319,987

Total consumer loans	$11,178,124	$6,556,605	$16,494,347	$—	$—	$1,779,959	$36,009,035

(1)	Financing Receivables includes loans held for sale.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4)	LOANS (continued)
TROUBLED DEBT RESTRUCTURINGS
Troubled debt restructurings (“TDRs”) are loans that have been modified whereby the Company has agreed to make certain concessions to customers to both meet the needs of the customers and to maximize the ultimate recovery of a loan. TDRs occur when a borrower is experiencing, or is expected to experience, financial difficulties and the loan is modified using a modification that would otherwise not be granted to the borrower. The types of concessions granted are generally interest rate reductions, limitations on the accrued interest charged, term extensions, and deferment of principal.
The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

	September 30,	December 31,
	2011	2010
	(in thousands)

Performing	$614,674	$456,044

Non-performing	185,442	245,114

Total	$800,116	$701,158

Consumer Loan TDRs
The primary modification program for the Company’s home mortgage and self-originated home equity portfolios is a proprietary program designed to keep customers in their homes and when appropriate prevent them from entering into foreclosure. The program is available to all customers facing a financial hardship regardless of their delinquency status. The main goal of the modification program is to review the customer’s entire financial condition to ensure that the proposed modified payment solution is affordable according to a specific debt-to-income ratio (“DTI”) range. The main modification benefits of the program allow for a limit on accrued interest charged; term extensions; interest rate reductions; or deferment of principal. The Company will review each customer on a case-by-case basis to determine which benefit or combination of benefits will be offered to achieve the target DTI range.
For the Company’s other consumer portfolios (indirect auto, indirect purchased, and remaining consumer) the terms of the modifications include one or a combination of the following; a reduction of the stated interest rate of the loan at a rate of interest lower than the current market rate for new debt with similar risk; an extension of the maturity date.
Consumer TDRs are generally placed on non-accrual status until the Company believes repayment under the revised terms are reasonably assured and a sustained period of repayment performance has been achieved (typically defined as six months for a monthly amortizing loan). However, any loan that has remained current for the six months immediately prior to modification will remain on accrual status after the modification is enacted. The TDR classification will remain on the loan until it is paid in full or liquidated

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4) LOANS (continued)
Commercial Loan TDRs
All of the Company’s commercial loan modifications are based on the facts of the individual customer, including their complete relationship with the Company. Loan terms are modified to meet each borrower’s specific circumstances at a point in time. Modifications for commercial loan TDRs generally, though not always, result in bifurcation of the original loan into A and B notes. The A note is restructured to allow for upgraded risk rating and return to accrual status after a sustained period of payment performance has been achieved (typically six months for monthly payment schedules). Any B note is structured as a deficiency note; the balance is charged off but the debt is usually not forgiven. As TDRs, they will be subject to analysis for specific reserves by either calculating the present value of expected future cash flows or, if collateral dependent, calculating the fair value of the collateral less its estimated cost to sell. The TDR classification will remain on the loan until it is paid in full or liquidated.
TDR Impact to Allowance for Loan Losses
Allowance for loan losses are established to recognize losses inherent in funded loans intended to be held-for-investment that are probable and can be reasonable estimated. Prior to a TDR modification, the Company generally measures its allowance under a loss contingency methodology whereby consumer loans with similar risk characteristics are pooled and loss experience information are monitored for credit risk and deterioration with statistical tools considering factors such as delinquency, loan to values, and credit scores.
Upon TDR modification, the Company generally measures impairment based on a present value of expected future cash flows methodology considering all available evidence. The amount of the required valuation allowance is equal to the difference between the loan’s impaired value and the recorded investment.
When a consumer TDR subsequently defaults, the Company generally measures impairment based on the fair value of the collateral less its estimated cost to sell.
Typically, commercial loans whose terms are modified in a TDR will have previously been identified as impaired prior to modification and accounted for generally using a present value of expected future cash flows methodology unless the loan is considered collateral dependent. Loans considered collateral dependent are measured for impairment based on their fair values of collateral less its estimated cost to sell. Accordingly, upon TDR modification, the allowance methodology remains unchanged. When a commercial TDR subsequently defaults, the Company generally measures impairment based on the fair value of the collateral less its estimated cost to sell.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4) LOANS (continued)
The following tables detail the activity of TDRs for the three-month and nine-month periods ended September 30, 2011. Dollars in thousands.

	Three-month period ended September 30, 2011
		Pre-Modification	Post-Modification
	Number of	Outstanding Recorded	Outstanding Recorded
	Contracts	Investment (1)	Investment (2)
Commercial:
Middle market commercial real estate	2	$7,384	$7,352
Consumer:
Home mortgages	118	34,377	34,189
Self-originated home equity	44	3,909	3,704
Indirect auto	1,785	24,412	23,704

Total	1,949	$70,082	$68,949

	Nine-month period ended September 30, 2011
		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
	Number of Contracts	Investment (1)	Investment (2)
Commercial:
Middle market commercial real estate	4	$30,362	$30,344
Santander real estate capital	2	587	584
Remaining commercial	1	151	150
Consumer:
Home mortgages (3)	491	141,932	145,195
Self-originated home equity	156	14,092	14,496
Indirect auto	6,527	73,250	70,043
Indirect purchased	1	167	168
Remaining consumer	2	118	121

Total	7,184	$260,659	$261,101

(1)	Pre-Modification Outstanding Recorded Investment amount is the month-end balance prior to the month the modification occurred.

(2)	Post-Modification Outstanding Recorded Investment amount is the month-end balance for the month that the modification occurred.

(3)	The post-modification outstanding recorded investment amounts for home mortgages exclude interest reserves. These reserves would reduce the balance noted above to more closely align with the pre-modification balance.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(4) LOANS (continued)
The following table details TDRs that were modified for during the past twelve-month period and have subsequently defaulted during the three-month and nine-month periods ended September 30, 2011. Dollars in thousands.

	Three-month period ended
	September 30, 2011
	Number of	Recorded
	Contracts	Investment (1)
Consumer:
Home mortgages	7	$2,116
Indirect auto	3,630	37,139

Total	3,637	$39,255

	Nine-month period ended
	September 30, 2011
	Number of	Recorded
	Contracts	Investment (1)
Consumer:
Home mortgages	13	$2,977
Indirect auto	5,933	58,177

Total	5,946	$61,154

(1)	The recorded investment represents the period-end balance as of September 30, 2011

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(5) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill totaled $2.3 billion in the Retail banking segment and $1.2 billion in the Corporate banking segment at September 30, 2011. The SCUSA segment has goodwill of $692.9 million at September 30, 2011. There were no additions to goodwill in 2011. Goodwill was not impaired at September 30, 2011, or December 31, 2010, nor was any goodwill written off due to impairment during the nine-month period ended September 30, 2011. No impairment indicators have been noted since the prior annual review on December 31, 2010 and as such, no impairment test has been performed. The Company will perform its annual goodwill impairment test at December 31, 2011.
The following table details amounts related to the intangible assets as of September 30, 2011 and December 31, 2010.

	September 30, 2011		December 31, 2010
	Net		Net
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
	(in thousands)
Core deposit intangibles	$89,743	$149,357	$124,352	$466,748
Purchased credit card relationships (“PCCR”)	10,318	3,887	—	—
SCUSA trademarks	39,082	1,565	39,669	978
SCUSA customer relationships	8,267	4,133	9,197	3,203
Operating lease agreements	10,434	5,128	11,736	3,827
Other	2,259	5,235	3,986	3,508

Total	$160,103	$169,305	$188,940	$478,264

Intangible assets decreased as a result of normal amortization offset by the recognition of the PCCR intangible asset in the amount of $14.2 million related to the credit card portfolio acquisition in the second quarter of 2011. Accumulated amortization of core deposit intangibles decreased during the third quarter due to the write-off of certain fully amortized core deposits intangible asset. Amortization expense on intangible assets for the three-month periods ended September 30, 2011 and 2010 was $13.1 million and $15.3 million, respectively. Amortization expense on intangible assets for the nine-month periods ended September 30, 2011 and 2010 was $43.0 million and $48.7 million, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(6) MORTGAGE SERVICING RIGHTS
At September 30, 2011 and December 31, 2010, the Company serviced residential real estate loans for others totaling $14.1 billion and $14.7 billion, respectively. The carrying value of the related mortgage servicing rights at September 30, 2011 and December 31, 2010 was $94.8 million and $146.0 million, respectively. For the three-month period and nine-month period ended September 30, 2011, the Company recorded impairments of $39.7 million and $42.5 million on the mortgage servicing rights resulting primarily from changes in anticipated loan prepayment rates (CPR) and, to a lesser extent, changes in the anticipated earnings rate on escrow and similar balances. The following table presents a summary of activity for the Company’s residential mortgage servicing rights.

	Nine-Month Period Ended
	September 30,
	2011	2010
	(in thousands)
Gross book balance at beginning of period	$173,549	$179,643
Mortgage servicing assets recognized	17,926	27,404
Amortization and permanent impairment	(26,659)	(35,498)

Gross balance at end of period	$164,816	$171,549
Valuation allowance	(70,040)	(52,562)

Book balance at end of period	$94,776	$118,987

The fair value of the residential mortgage servicing rights is estimated using a discounted cash flow model. This model estimates the present value of the future net cash flows from mortgage servicing activities based on various assumptions. These cash flows include servicing and ancillary revenue offset by the estimated costs of performing servicing activities. Significant assumptions in the valuation of residential mortgage servicing rights are anticipated loan prepayment rates (CPR), the anticipated earnings rate on escrow and similar balances held by the Company in the normal course of mortgage servicing activities and the discount rate reflective of a market participants required return on investment for similar assets. Increases in prepayment speeds, as well as discount rate result in lower valuations of mortgage servicing rights. Decreases in the anticipated earnings rate on escrow and similar balances result in lower valuations of mortgage servicing rights. For each of these items, the Company makes assumptions based on current market information and future expectations. All of the assumptions are based on standards that the Company believes would be utilized by market participants in valuing mortgage servicing rights and are derived and/or benchmarked against independent public sources. Additionally, an independent appraisal of the fair value of the Company’s residential mortgage servicing rights is obtained annually and is used by management to evaluate the reasonableness of the assumptions used in the Company’s discounted cash flow model.
Listed below are the most significant assumptions that were utilized by the Company in the evaluation of residential mortgage servicing rights for the periods presented.

	September 30,
	2011	December 31, 2010	September 30, 2010
CPR	25.75%	16.82%	24.82%
Escrow earnings rate	1.19%	2.41%	2.59%
Discount Rate	10.21%	10.21%	10.21%
A valuation allowance is established for the excess of the cost of each residential mortgage servicing asset stratum over the estimated fair value. Activity in the valuation allowance for mortgage servicing rights for the nine-month period ended September 30, 2011 and 2010 consisted of the following:

	Nine-Month Period Ended
	September 30,
	2011	2010
	(in thousands)
Balance at beginning of period	$27,525	$52,089
Net change in valuation allowance for mortgage servicing rights	42,515	473

Balance at end of period	$70,040	$52,562

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(6) MORTGAGE SERVICING RIGHTS (continued)
The Company originates and has previously sold multi-family loans in the secondary market to Fannie Mae while retaining servicing. At September 30, 2011 and December 31, 2010, the Company serviced $9.9 billion and $11.2 billion of loans for Fannie Mae, respectively, and as a result has recorded servicing assets of $0.9 million and $3.7 thousand, respectively. The Company recorded servicing asset amortization related to the multi-family loans sold to Fannie Mae of $0.8 million and $3.8 million for the three-month and nine-period ended September 30, 2011 compared to amortization of $2.4 million and $7.1 million for the corresponding periods in the prior year. The Company recorded multi-family servicing (impairments) / recoveries of $(23.1) thousand and $4.7 million for the three-month and nine-month periods ended September 30, 2011, compared to net impairments of $1.6 million and $0.5 million for the corresponding periods in the prior year. In September 2009, the Company elected to stop selling multi-family loans to Fannie Mae and retains all production for the loan portfolio.
The Company had gains on the sale of residential and multi-family mortgage loans of $6.5 million and $11.6 million for the three-month and nine-month periods ended September 30, 2011, compared with gains on the sale of mortgage loans of $7.3 million and $20.1 million for the corresponding periods ended September 30, 2010. The Company has recourse reserves of $135.1 million associated with multi-family loans sold to Fannie Mae, on which the Company’s maximum credit exposure is $169.4 million which includes charge-offs that have been recognized but not yet applied to respective loan.
(7) DEPOSIT PORTFOLIO COMPOSITION
The following table presents the composition of deposits and other customer accounts at the dates indicated:

	September 30, 2011			December 31, 2010
			Weighted			Weighted
			Average			Average
	Amount	Percent	Rate	Amount	Percent	Rate
	(dollars in thousands)
Demand deposit accounts	$7,801,258	16.5%	—%	$7,141,527	16.7%	—%
NOW accounts	5,728,165	12.1	0.13	5,689,021	13.3	0.13
Money market accounts	16,735,486	35.3	0.58	14,272,645	33.5	0.66
Savings accounts	3,490,263	7.4	0.12	3,463,061	8.1	0.11
Certificates of deposit	8,625,411	18.2	1.40	7,827,485	18.4	1.25

Total retail and commercial deposits	42,380,583	89.5	0.54	38,393,739	90.0	0.53
Wholesale NOW accounts	—	—	—	87,000	0.2	0.35
Wholesale money markets	261,029	0.6	0.08	—	—	—
Wholesale certificates of deposit	1,384,048	2.9	0.42	537,217	1.3	0.71

Total wholesale deposits	1,645,077	3.5	0.36	624,217	1.5	0.66
Government deposits	2,377,228	5.0	0.39	1,889,397	4.4	0.43
Customer repurchase agreements	960,680	2.0	0.22	1,765,940	4.1	0.27

Total deposits	$47,363,568	100.0%	0.52%	$42,673,293	100.0%	0.52%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(8) BORROWINGS AND OTHER DEBT OBLIGATIONS
The following table presents information regarding the Bank borrowings and other debt obligations at the dates indicated:

	September 30, 2011		December 31, 2010
		Effective		Effective
	Balance	Rate	Balance	Rate
	(dollars in thousands)
Sovereign Bank borrowings and other debt obligations:
Overnight federal funds purchased	$2,003,000	0.05%	$954,000	0.19%
Federal Home Loan Bank (FHLB) advances, maturing through August 2018 (1)	9,326,113	4.02	9,849,041	4.10
Securities sold under repurchase agreements	—	—	1,389,382	0.31
Reit preferred	148,600	14.04	147,530	14.20
2.75% senior notes, due January 2012	1,349,462	3.92	1,348,111	3.92
3.750% subordinated debentures, due March 2014 (2)	—	—	219,530	3.75
5.125% subordinated debentures, due March 2013 (2)	489,762	5.23	485,276	5.28
4.375% subordinated debentures, due August 2013 (2)	—	—	271,945	4.38
8.750% subordinated debentures, due May 2018 (2)	496,457	8.81	496,170	8.82

Total Sovereign Bank borrowings and other debt obligations	$13,813,394	3.76%	$15,160,985	3.78%

(1)	In the quarter ended September 30, 2011, the Company terminated $330.0 million of FHLB callable advances. As a consequence, the Company incurred costs of $22.8 million through loss on debt extinguishment at September 30, 2011. FHLB Advances include the off-setting effect of the value of terminated fair value hedges.

(2)	The Bank has issued various subordinated notes. Prior to December 31, 2010, the Company received approval from the Company’s primary regulator to repurchase $271.9 million of 4.375% fixed rate/floating rate subordinated bank notes due August 1, 2013 and $219.5 million of 3.75% fixed rate/floating rate subordinated bank notes due April 1, 2014. These notes were subsequently repurchased during the first quarter of 2011. The 4.375% notes were redeemable in whole or in part as of August 1, 2008 and the 3.75% notes were redeemable in whole or in part as of April 1, 2009. In anticipation of this repurchase, the Company wrote off $5.2 million of unamortized discounts, purchase marks and deferred issuance costs through loss on debt extinguishment at December 31, 2010.
The following table presents information regarding SCUSA borrowings and other debt obligations at the dates indicated:

	September 30, 2011		December 31, 2010
		Effective		Effective
	Balance	Rate	Balance	Rate
	(in thousands)
SCUSA borrowings and other debt obligations:
SCUSA Subordinated revolving credit facility, due December 2011	$100,000	1.97%	$100,000	2.01%
SCUSA Subordinated revolving credit facility, due December 2011	150,000	1.97	150,000	2.05
SCUSA Warehouse lines with Santander and related subsidiaries (1)	1,879,700	1.84	4,148,355	1.57
SCUSA Warehouse line, due May 2011 (2)	—	—	475,825	1.62
SCUSA Warehouse line, due October 2011 (2)	535,086	1.34	209,390	5.85
SCUSA Warehouse line, due March 2012 (2)	385,140	1.28	516,000	1.71
SCUSA Warehouse line, due March 2012 (2)	225,314	1.82	—	—
SCUSA Warehouse line, due May 2012 (2)	300,000	1.04	129,600	3.40
SCUSA Warehouse line, due May 2012	976,500	1.07	—	—
SCUSA Warehouse line, due September 2012 (2)	251,000	1.24	23,660	3.11
SCUSA Warehouse line, due September 2017	760,861	1.89	1,077,475	1.96
Asset-backed notes	8,184,375	2.14	8,050,022	2.35

TALF loan	111,958	2.92	196,589	2.22

Total SCUSA borrowings and other debt obligations	$13,859,934	1.91%	$15,076,916	2.11%

(1)	During 2011, the Company, through the SCUSA subsidiary, amended warehouse lines with Santander, acting through the New York branch, to release excess collateral and modify the fee structure of the warehouses. In addition, on December 31, 2010, the Company amended a warehouse line with Santander to increase availability to $3.7 billion and extend the maturity date to December 31, 2011.

(2)	During 2011, the Company, through the SCUSA subsidiary, amended several warehouse line of credit agreements to extend the maturity dates.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8)	BORROWINGS AND OTHER DEBT OBLIGATIONS (continued)
The following table presents information regarding holding company borrowings and other debt obligations at the dates indicated:

	September 30, 2011		December 31, 2010
		Effective		Effective
	Balance	Rate	Balance	Rate
	(in thousands)
Holding company borrowings and other debt obligations:
Commercial paper	$61,789	0.76%	$968,355	0.98%
Subordinated notes, due March 2020	752,633	5.96	751,355	5.96
2.50% senior notes, due June 2012	249,671	3.73	249,332	3.73
4.625% senior notes, due April 2016 (1)	496,593	4.66	—	—
Santander senior line of credit, due April 2011 (2)	—	—	250,000	0.69
Junior subordinated debentures due to Capital Trust Entities (3)	957,410	6.18	1,173,174	6.50

Total holding company borrowings and other debt obligations	$2,518,096	5.44%	$3,392,216	4.17%

(1)	During April 2011, the Company issued $500.0 million in 5 year fixed rate senior unsecured notes at a rate of 4.625% which mature on April 19, 2016.

(2)	The Company has a line of credit agreement with Banco Santander with a total borrowing capacity of up to $1.5 billion maturing in September 2012. At September 30, 2011, there was no outstanding balance on this line. During 2011, the Company terminated a $1.0 billion line with Banco Santander originally maturing in September 2011. The Company is in compliance with all covenants of the credit agreements with Santander.

(3)	On June 15, 2011, the Company redeemed Sovereign Capital Trust V at a par value of $175.0 million. As a consequence, the Company wrote off $4.8 million of unamortized deferred issuance costs related to the redemption of the Capital Trust V through loss on debt extinguishment at June 30, 2011.
(9) DERIVATIVES
The Company uses derivative instruments as part of the interest rate risk management process to manage risk associated with the financial assets and liabilities, the mortgage banking activities, and to assist the commercial banking customers with risk management strategies and for certain other market exposures.
One of the Company’s primary market risks is interest rate risk. Management uses derivative instruments to mitigate the impact of interest rate movements on the value of certain liabilities, assets and on probable forecasted cash flows. These instruments primarily include interest rate swaps that have underlying interest rates based on key benchmark indices and forward sale or purchase commitments. The nature and volume of the derivative instruments used to manage interest rate risk depend on the level and type of assets and liabilities on the balance sheet and the risk management strategies for the current and anticipated interest rate environment.
Interest rate swaps are generally used to convert fixed rate assets and liabilities to variable rate assets and liabilities and vice versa. The Company utilizes interest rate swaps that have a high degree of correlation to the related financial instrument.
As part of its overall business strategy, the Bank originates fixed rate residential mortgages. It sells a portion of this production to Federal Home Loan Mortgage Corporation (“FHLMC”), Federal National Mortgage Association (“FNMA”), and private investors. The loans are exchanged for cash or marketable fixed rate mortgage-backed securities which are generally sold. This helps insulate the Company from the interest rate risk associated with these fixed rate assets. The Company used forward sales, cash sales and options on mortgage-backed securities as a means of hedging against changes in interest rate on the mortgages that are originated for sale and on interest rate lock commitments.
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(9) DERIVATIVES (continued)
FAIR VALUE HEDGES
The Company has historically entered into pay-variable, receive-fixed interest rate swaps to hedge changes in fair values of certain brokered certificate of deposits and certain debt obligations. The Company had no fair value hedges outstanding at September 30, 2011 or December 31, 2010. At September 30, 2011, the Company has $27.8 million of deferred net after tax losses on terminated derivative instruments that were hedging fair value changes. These losses will continue to be deferred in other liabilities and will be reclassified into interest expense over the remaining lives of the hedged assets and liabilities.
CASH FLOW HEDGES
The Company hedges exposures to changes in cash flows associated with forecasted interest payments on variable-rate liabilities, through the use of pay-fixed, receive variable interest rate swaps. The last of the hedges is scheduled to expire in January 2016. The Company includes all components of each derivatives gain or loss in the assessment of hedge effectiveness. For the nine-month periods ended September 30, 2011 and September 30, 2010, no hedge ineffectiveness was recognized as income in earnings associated with cash flow hedges. At September 30, 2011, the Company has $9.1 million of deferred losses on terminated derivative instruments that were hedging the future cash flows on certain borrowings. These losses will continue to be deferred in accumulated other comprehensive income and will be reclassified into interest expense as the future cash flows occur, unless it becomes probable that the forecasted interest payments will not occur, in which case, the losses in accumulated other comprehensive income will be recognized immediately. As of September 30, 2011, the Company expects approximately $5.4 million of the deferred net after-tax loss on derivative instruments included in accumulated other comprehensive income to be reclassified to earnings during the next twelve months as the future cash flows occur.
Shown below is a summary of the derivatives designated as accounting hedges at September 30, 2011 and December 31, 2010:

	Notional			Receive	Pay	Life
	Amount	Asset	Liability	Rate	Rate	(Years)
	(in thousands)
September 30, 2011
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	$9,402,948	$—	$281,864	0.24%	2.03%	2.9

December 31, 2010
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	$9,892,675	$—	$174,362	0.22%	2.38%	3.0
The following table presents the net gains or losses, excluding tax effect, recorded in the Consolidated Statements of Income and accumulated other comprehensive income (AOCI) in the Consolidated Statement of Changes in Equity relating to derivative instruments designated as cash flow hedges. All balances in the table are presented in thousands. See Note 12 for further detail of the amounts included in accumulated other comprehensive income.

For the three-month period ended September 30:	2011	2010
Amount of loss recognized in AOCI	$(23,687)	$(15,894)
Amount of loss reclassified from AOCI into net interest income	(44,629)	(53,726)
Amount of ineffectiveness recognized in other income	—	—

For the nine-month period ended September 30:	2011	2010
Amount of gain recognized in AOCI	$34,163	$108,448
Amount of loss reclassified from AOCI into net interest income	(143,942)	(192,984)
Amount of ineffectiveness recognized in other income	—	—

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(9) DERIVATIVES (continued)
OTHER DERIVATIVE ACTIVITIES
The Company’s derivative portfolio also includes mortgage banking interest rate lock commitments and forward sale commitments used for risk management purposes and derivatives executed with commercial banking customers, primarily interest rate swaps and foreign currency contracts.
In June 2010, the Company sold the Visa Inc. Class B common shares. In conjunction with the sale of the Visa, Inc. Class B shares, the Company entered into a total return swap in which the Company will make or receive payments based on subsequent changes in the conversion rate of the Class B shares into Class A shares. This total return swap is accounted for as a free standing derivative. The fair value of the total return swap was calculated using a discounted cash flow model based on unobservable inputs consisting of management’s estimate of the probability of certain litigation scenarios, timing of litigation settlements and payments related to the swap.
SCUSA has entered into interest rate swap agreements to hedge variable rate liabilities associated with securitization trust agreements.
Additionally, Sovereign and SCUSA had derivative positions with the notional amounts totaling $13.2 billion and $1.0 billion at September 30, 2011 and $13.3 billion and $1.7 billion at December 31, 2010 which were not designated to obtain hedge accounting treatment.
All derivative contracts are valued using either cash flow projection models or observable market prices. Pricing models used for valuing derivative instruments are regularly validated by testing through comparison with third parties.
Summary information regarding other derivative activities at September 30, 2011 and December 31, 2010 follows:

	Asset derivatives		Liability derivatives
	Fair value		Fair value
	September 30,	December 31,	September 30,	December 31,
	2011	2010	2011	2010
	(in thousands)
Mortgage banking derivatives:
Forward commitments to sell loans	$—	$3,488	$7,913	$—
Interest rate lock commitments	9,908	734	—	—

Total mortgage banking risk management	9,908	4,222	7,913	—
Customer related derivatives:
Swaps receive fixed	406,885	297,637	81	2,803
Swaps pay fixed	182	4,750	396,336	300,485
Other	4,571	4,905	4,475	4,841

Total customer related derivatives	411,638	307,292	400,892	308,129
Other derivative activities
VISA total return swap	—	—	2,917	4,081
Foreign exchange contracts	20,372	20,707	16,999	13,349
Trading	23,155	21,149	34,867	43,345

Total derivatives not designated as hedging instruments	$465,073	$353,370	$463,588	$368,904

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9)	DERIVATIVES (continued)
The following financial statement line items were impacted by the Company’s derivative activity as of and for the three-month and nine-month periods ended September 30, 2011 and 2010:

Income Statement Effect For the Three-Month Period Ended
Derivative Activity	September 30, 2011	September 30, 2010
Cash flow hedges:

Pay fixed-receive variable interest rate swaps	Decrease in net interest income of $44.3 million.	Decrease in net interest income of $66.9 million.

Other derivative activities:

Forward commitments to sell loans	Decrease in mortgage banking revenues of $7.9 million.	Decrease in mortgage banking revenues of $0.6 million.

Interest rate lock commitments	Increase in mortgage banking revenues of $8.4 million.	Decrease in mortgage banking revenues of $1.0 million.

Customer related derivatives	Increase in capital markets revenue of $4.5 million.	Decrease in capital markets revenue of $0.2 million.

Total return swap associated with sale of Visa, Inc. Class B shares	Increase in other non-interest income of $0.1 million	Decrease in other non-interest income of $0.6 million

Foreign exchange	Decrease in commercial banking fees of $5.8 million.	Increase in commercial banking fees of $0.7 million.

Trading	Increase to net interest income of $3.6 million.	Decrease to net interest income of $1.1 million.

Income Statement Effect For the Nine-Month Period Ended
Derivative Activity	September 30, 2011	September 30, 2010
Cash flow hedges:

Pay fixed-receive variable interest rate swaps	Decrease in net interest income of $143.9 million.	Decrease in net interest income of $227.5 million.

Other derivative activities:

Forward commitments to sell loans	Decrease in mortgage banking revenues of $11.4 million.	Decrease in mortgage banking revenues of $7.4 million.

Interest rate lock commitments	Increase in mortgage banking revenues of $9.2 million.	Increase in mortgage banking revenues of $3.7 million.

Customer related derivatives	Increase in capital markets revenue of $11.6 million.	Increase in capital markets revenue of $3.5 million.

Total return swap associated with sale of Visa, Inc. Class B shares	Increase in other non-interest income of $1.2 million	Decrease in other non-interest income of $5.9 million.

Foreign exchange	Decrease in commercial banking fees of $4.0 million.	Increase in commercial banking fees of $29 thousand.

Trading	Increase to net interest income of $10.5 million.	Decrease to net interest income of $10.9 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(10) INCOME TAXES
SHUSA has a valuation allowance of $106.6 million at September 30, 2011 as compared to $99.3 million at December 31, 2010 related to deferred tax assets subject to carry forward periods. Management has determined more likely than not these deferred tax assets will remain unused after the carry forward periods have expired. The $7.3 million increase is due to additional deferred tax assets that were created during the three-month period ended September 30, 2011 and will remain unused after the carry forward periods have expired.
At September 30, 2011, the Company had net unrecognized tax benefits related to uncertain tax positions of $113.7 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Federal	Accrued	Unrecognized
	State and	Interest and	Income Tax
	Local Tax	Penalties	Benefits
	(in thousands)
Gross unrecognized tax benefits at December 31, 2010	$110,363	$26,588	$136,951
Additions based on tax positions related to the current year	1,554	—	1,554
Additions for tax positions of prior years	1,476	5,337	6,813
Reductions for tax positions of prior years	—	(9,169)	(9,169)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	139	(219)	(80)
Settlements	(7,361)	(307)	(7,668)

Gross unrecognized tax benefits at September 30, 2011	$106,171	$22,230	128,401

Less: Federal, state and local income tax benefits			(14,745)

Net unrecognized tax benefits that if recognized would impact the effective tax rate at September 30, 2011			$113,656

The Company recognizes penalties and interest accrued related to unrecognized tax benefits within income tax expense on the Consolidated Statement of Operations. During the three-month and nine-month periods ended September 30, 2011, the Company recognized an increase of approximately $0.3 million and a decrease of $4.4 million in interest and penalties compared to an increase of $0.7 million and $1.8 million for the corresponding periods in the prior year.
Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. The Company reviews the tax balances quarterly and as new information becomes available, the balances are adjusted, as appropriate. The Company is subject to ongoing tax examinations and assessments in various jurisdictions. On June 17, 2009, the Company filed a lawsuit against the United States in Federal District Court seeking a refund of assessed taxes paid for tax years 2003-2005 related to two separate financing transactions with an international bank totaling $1.2 billion. As a result of these two financing transactions, the Company was subject to foreign taxes of $154.0 million during the years 2003 through 2005 and claimed a corresponding foreign tax credit for foreign taxes paid during those years, which the IRS disallowed. The IRS also disallowed the Company’s deductions for interest expense and transaction costs, totaling $24.9 million in tax liability, and assessed interest and penalties totaling approximately $69.6 million. In 2006 and 2007, the Company was subject to an additional $87.6 million and $22.5 million of foreign taxes, respectively, as a result of the two financing transactions, and the Company’s entitlement to foreign tax credits in these amounts will be determined by the outcome of the 2003-2005 litigation. In addition, the outcome of the litigation will determine whether the Company is subject to additional tax liability of $49.8 million related to interest expense and transaction cost deductions, and whether the Company will be subject to $12.1 million in interest and $12.5 million in penalties for 2006 and 2007. The Company continues to believe that it is entitled to claim these foreign tax credits taken with respect to the transactions and also continues to believe the Company is entitled to tax deductions for the related issuance costs and interest deductions based on tax law. The Company maintains a tax reserve of $96.9 million as of September 30, 2011. The Company believes this reserve amount adequately provides for potential exposure to the IRS related to these items. However, as the Company continues to go through the litigation process, management will continue to evaluate the appropriate tax reserve levels for this position and any changes made to the tax reserves may materially affect the Company’s income tax provision, net income and regulatory capital in future periods.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(10) INCOME TAXES (continued)
The IRS recently concluded the exam of the Company’s 2006 and 2007 tax returns. In addition to the adjustments for items related to the two financing transactions discussed above, the IRS has proposed to recharacterize ordinary losses related to the sale of certain assets to capital losses. The Company has paid the tax assessment resulting from the recharacterization from capital to ordinary losses, and will contest the adjustment through the administrative appeals process. The Company is confident that its position related to its ordinary tax treatment of the losses will ultimately be upheld. If the Company is not successful in defending its position, the maximum potential tax liability resulting from this IRS adjustment would be approximately $95.0 million. Additionally, with respect to the 2006-2007 tax periods, the Company faces potential interest and penalties resulting from the recharacterization adjustment and other unrelated adjustments of approximately $11.1 million in interest and $14.5 million in penalties.
(11) TRANSACTION RELATED AND INTEGRATION CHARGES AND OTHER RESTRUCTURING COSTS, NET
The Company recorded charges against its earnings during 2009 for transaction related and integration charges and other restructuring costs. A rollforward of the nine-month periods ending September 30, 2011 and 2010 of the transaction related and integration charges and other restructuring cost accruals are summarized below:

	Contract
	Termination	Severance	Total
	(in thousands)
Reserve balance at December 31, 2010	$17,239	$15,205	$32,444
Payments	(3,642)	(8,399)	(12,041)

Reserve balance at September 30, 2011	$13,597	$6,806	$20,403

	Contract
	Termination	Severance	Total
	(in thousands)
Reserve balance at December 31, 2009	$27,805	$46,900	$74,705
Payments	(9,395)	(26,244)	(35,639)

Reserve balance at September 30, 2010	$18,410	$20,656	$39,066

(12) ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)
The following table presents the components of accumulated other comprehensive loss, net of related tax, for the three-month and nine-month periods ended September 30, 2011 and 2010. All dollars are presented in thousands.

	Total Other			Total Accumulated
	Comprehensive Income			Other Comprehensive Loss
	For the Three-Month Period					September
	Ended September 30, 2011			June 30, 2011		30, 2011
	Pretax	Tax		Beginning	Net	Ending
	Activity	Effect	Net Activity	Balance	Activity	Balance
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$(62,333)	$24,268	$(38,065)
Reclassification adjustment for net gains on cash flow hedge derivative financial instruments	(2,628)	1,033	(1,595)

Net unrealized losses on cash flow hedge derivative financial instruments	(64,961)	25,301	(39,660)	$(144,713)	$(39,660)	$(184,373)

Change in unrealized gains/(losses) on investment securities available-for-sale	126,130	(50,319)	75,811
Reclassification adjustment for net gains included in net income	41,943	(16,484)	25,459

Net unrealized gains/(losses) on investment securities available-for-sale	168,073	(66,803)	101,270	(42,296)	101,270	58,974
Amortization of defined benefit plans	520	(204)	316	(15,764)	316	(15,448)

Total, September 30, 2011	$103,632	$(41,706)	$61,926	$(202,773)	$61,926	$(140,847)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(12) ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other			Total Accumulated
	Comprehensive Income			Other Comprehensive Loss
	For the Nine-Month Period			December 31,		September
	Ended September 30, 2011			2010		30, 2011
	Pretax	Tax	Net	Beginning	Net	Ending
	Activity	Effect	Activity	Balance	Activity	Balance
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$(86,861)	$33,970	$(52,891)
Reclassification adjustment for net gains on cash flow hedge derivative financial instruments	(10,238)	3,696	(6,542)

Net unrealized losses on cash flow hedge derivative financial instruments	(97,099)	37,666	(59,433)	$(124,940)	$(59,433)	$(184,373)

Change in unrealized gains/(losses) on investment securities available-for-sale	128,483	(51,263)	77,220
Reclassification adjustment for net gains included in net income	123,867	(49,338)	74,529

Net unrealized gains/(losses) on investment securities available-for-sale	252,350	(100,601)	151,749	(92,775)	151,749	58,974

Amortization of defined benefit plans	1,686	(659)	1,027	(16,475)	1,027	(15,448)

Total, September 30, 2011	$156,937	$(63,594)	$93,343	$(234,190)	$93,343	$(140,847)

	Total Other			Total Accumulated
	Comprehensive Income			Other Comprehensive Loss
	For the Three-Month Period Ended					September
	September 30, 2010			June 30, 2010		30, 2010
	Pretax	Tax	Net	Beginning	Net	Ending
	Activity	Effect	Activity	Balance	Activity	Balance
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$(64,528)	$19,994	$(44,534)
Reclassification adjustment for net gains on cash flow hedge derivative financial instruments	(3,803)	1,384	(2,419)

Net unrealized losses on cash flow hedge derivative financial instruments	(68,331)	21,378	(46,953)	$(158,704)	$(46,953)	$(205,657)

Change in unrealized gains/(losses) on investment securities available-for-sale	(54,924)	19,874	(35,050)
Reclassification adjustment for net gains included in net income	131,113	(47,725)	83,388

Net unrealized gains/(losses) on investment securities available-for-sale	76,189	(27,851)	48,338	(10,673)	48,338	37,665

Amortization of defined benefit plans	473	(172)	301	(15,291)	301	(14,990)

Total, September 30, 2010	$8,331	$(6,645)	$1,686	$(184,668)	$1,686	$(182,982)

	Total Other			Total Accumulated
	Comprehensive Income			Other Comprehensive Loss
	For the Nine-Month Period			December 31,		September
	Ended September 30, 2010			2009		30, 2010
	Pretax	Tax		Beginning	Net	Ending
	Activity	Effect	Net Activity	Balance	Activity	Balance
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$(59,468)	$18,587	$(40,881)
Reclassification adjustment for net gains on cash flow hedge derivative financial instruments	(11,158)	3,958	(7,200)

Net unrealized losses on cash flow hedge derivative financial instruments	(70,626)	22,545	(48,081)	$(157,576)	$(48,081)	$(205,657)

Change in unrealized gains/(losses) on investment securities available-for-sale	136,368	(49,719)	86,649
Reclassification adjustment for net gains included in net income	200,334	(72,919)	127,415

Net unrealized gains/(losses) on investment securities available-for-sale	336,702	(122,638)	214,064	(176,399)	214,064	37,665

Amortization of defined benefit plans	1,420	(516)	904	(15,894)	904	(14,990)

Total, September 30, 2010	$267,496	$(100,609)	$166,887	$(349,869)	$166,887	$(182,982)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(13) COMMITMENTS AND CONTINGENCIES
Litigation
In the ordinary course of business, the Company and its subsidiaries are routinely defendants in or parties to pending and threatened legal actions and proceedings, including actions brought on behalf of various classes of claimants. These actions and proceedings are generally based on alleged violations of consumer protection, securities, environmental, banking, employment and other laws. In some of these actions and proceedings, claims for substantial monetary damages are asserted against the Company and its subsidiaries. In the ordinary course of business, the Company and its subsidiaries are also subject to regulatory examinations, information gathering requests, inquiries and investigations.
In view of the inherent difficulty of predicting the outcome of such litigation and regulatory matters, particularly where the claimants seek very large or indeterminate damages or where the matters present novel legal theories or involve a large number of parties, the Company generally cannot predict what the eventual outcome of the pending matters will be, what the timing of the ultimate resolution of these matters will be, or what the eventual loss, fines or penalties related to each pending matter may be.
In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable at which time an accrued liability is established with respect to such loss contingency. The Company continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. For certain legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses. For other matters for which a loss is probable or reasonably possible, such an estimate is not possible. Excluding the matters discussed below, management currently estimates that it is reasonably possible that the Company could incur losses in an aggregate amount up to approximately $60.0 million in excess of the accrued liability, if any, with it also being reasonably possible that the Company could incur no such losses at all in these matters. This estimated range of reasonably possible losses represents the estimate of possible losses over the life of such legal matters, which may span an indeterminable number of years, and is based on information available as of September 30, 2011.
Complaint from Trustee for the Trust PIERS
On December 17, 2010, the Bank of New York Mellon Trust Company, National Association (the “Trustee”) filed a complaint in the U.S. District Court for the Southern District of New York (the “Court”) solely as the Trustee for the Trust PIERS under an Indenture dated September 1, 1999, as amended, against the Company. The complaint asserts that the acquisition by Santander of the Company on January 31, 2009, constituted a “change of control” under the Trust PIERS.
If the acquisition constituted a “change of control” under the definitions applicable to the Trust PIERS, the Company would be required to pay a significantly higher rate of interest on subordinated debentures of SHUSA held in trust for the holders of Trust PIERS and the principal amount of the debentures would accrete to $50 per debenture as of the effective date of the “change of control”. The reset rate in the event of a “change of control” is defined in the Indenture as the greater of 7.41% per annum and the rate determined by a reference agent utilizing a process set forth in the Indenture. There is no “change in control” under the Trust PIERS, among other reasons, if the consideration in the acquisition consisted of shares of common stock traded on a national securities exchange. Santander issued American Depositary Shares in connection with the acquisition which were and are listed on the New York Stock Exchange.
The complaint asks the Court to declare that the acquisition of the Company was a “change of control” under the Indenture and seeks damages equal to the interest that the complaint alleges should have been paid by the Company for the benefit of holders of Trust PIERS. If the Trustee prevails in the lawsuit, and using the 7.41% reset rate in the Indenture, the impact attributable to the Indenture on the Company as of September 30, 2011 would be a reduction of pre-tax income up to approximately $339.0 million, of which approximately $275.0 million relates to the difference in the current carrying amount of the subordinated debentures and the principal amount due at maturity. The trustee has argued that the reset rate should be 12.77% or higher, which if accepted by the Court, would increase the impact of an unfavorable outcome noted above.
The Company believes the acquisition by Santander was not a “change of control” and that the Trustee’s damages are overstated in the event the Court concludes that the acquisition of the Company was a “change of control”. The Company intends to vigorously defend its position against any claims by the Trustee or any holder of Trust PIERS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(13) COMMITMENTS AND CONTINGENCIES (continued)
Fabrikant & Sons Bankruptcy Adversary Proceeding
In October 2007, the official committee of unsecured creditors of the debtors, M. Fabrikant & Sons (“MFS”) and a related company, Fabrikant-Leer International, Ltd. (“FLI”), filed an adversary proceeding against Sovereign Precious Metals, LLC (“SPM”), a wholly owned subsidiary of the Bank, and the Bank in the United States Bankruptcy Court for the Southern District of New York. The proceeding seeks to avoid $22.0 million in obligations otherwise due to the Bank (and formerly SPM) with respect to gold previously consigned to debtor by the Bank. In addition, the adversary proceeding seeks to recover over $9.8 million in payments made to the Bank by an affiliate of the debtors. Several other financial institutions were named as defendants based upon other alleged fraudulent transfers. Defendants’ motions to dismiss were denied in part and allowed in part. Claims remain against the Bank for approximately $33.0 million.
The plaintiff has appealed the court’s dismissal of its claims, including those claims based on “actual fraud”. The appeal has been fully briefed. Discovery has been stayed in the case pending a ruling on the appeal. The disposition of the appeal will not affect the Bank’s exposure in the case.
Overdraft Litigation
The putative class action litigation filed against the Bank by Diane Lewis, on behalf of herself and others similarly situated, in the United States District Court for the District of Maryland has been transferred to and consolidated for pre-trial proceedings in the United States District Court for the Southern District of Florida (the “MDL Court”) under the caption In re Checking Account Overdraft Litigation. The complaint alleges violations of law in connection with the Bank’s overdraft/transaction ordering and fees practices.
Other
Reference should be made to Note 10 for disclosure regarding the lawsuit filed by the Company against the Internal Revenue Service/United States. In addition to the proceedings described above and the litigation described in Note 10 above, the Company, in the normal course of business is subject to various other pending and threatened legal proceedings in which claims for monetary damages and other relief are asserted. The Company does not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of such other legal proceedings will have a material effect on the Company’s consolidated financial position or liquidity. However, management cannot determine whether or not any claims asserted against the Company, whether in the proceedings specifically described above, the matter described in Note 10 above, or otherwise, will have a material effect on the results of operations or cash flows in any future reporting period, which will depend on, among other things, the amount of any loss resulting from the claim and the amount of income otherwise reported for the reporting period.
Foreclosure Matters
On April 13, 2011, the Bank consented to the issuance of a Consent Order (the “Order”) by the Bank’s previous primary federal banking regulator, the Office of Thrift Supervision (“OTS”), as part of an interagency horizontal review of foreclosure practices at 14 mortgage servicers. The Order requires the Bank to take a number of actions, including designating a Board committee to monitor and coordinate the Bank’s compliance with the provisions of the Order, developing and implementing plans to improve the Bank’s mortgage servicing and foreclosure practices and taking certain other remedial actions. The Bank has retained an independent consultant to conduct a review of certain foreclosure actions or proceedings for loans serviced by the Bank.
The Company estimates the one-time costs that it and the Bank will incur relating to compliance with the Order will be approximately $24.0 million in 2011. Recurring legal and operational expenses to comply with the Order are estimated to be approximately $7.0 million annually. The Company and the Bank may incur further expenses related to compliance with the Order.
The Order will remain in effect until modified or terminated by the Office of the Comptroller of the Currency (“OCC”), successor to the OTS. Any material failure to comply with the provisions of the Order could result in enforcement actions by the OCC. While the Bank intends to take such actions as may be necessary to enable the Bank to comply fully with the provisions of the Order, and management is not aware of any impediments that may prevent the Bank from achieving full compliance with the Order, there can be no assurance that the Bank will be able to comply fully with the provisions of the Order, or to do so within the timeframes required, or that compliance with the Order will not be more time consuming, more expensive, or require more managerial time than anticipated. The Bank may also be subject to remediation costs and civil money penalties, however, management is unable to determine the likelihood or amount of such costs or penalties at this time, and accordingly, no accrual has been recorded.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(14) RELATED PARTY TRANSACTIONS
The Company has various debt agreements with Santander. See Note 8 for a listing of these debt agreements.
In March 2010, the Company issued 3.0 million shares of common stock to Santander which raised proceeds of $750.0 million.
In December 2010, the Company issued 3.0 million shares of common stock to Santander which raised proceeds of $750.0 million and declared a $750.0 million dividend to Santander. This was a non-cash transaction.
The Company has $2.1 billion of public securities that consists of trust preferred security obligations and preferred stock issuances. Santander owns approximately 34.8% of these securities as of September 30, 2011.
The Company has entered into derivative agreements with Santander with a notional value of $10.3 billion and consists primarily of interest rate swap agreements to hedge interest rate risk on floating rate tranches of its securitizations and FHLB advances.
Santander has provided guarantees on the covenants, agreements and obligations of SCUSA under the governing documents where SCUSA is a party for the securitizations. This includes, but is not limited to, the obligations of SCUSA as servicer and transferor to repurchase certain receivables.
In 2006, Santander extended a total of $425.0 million in unsecured lines of credit to the Bank for federal funds and Eurodollar borrowings and for the confirmation of standby letters of credit issued by the Bank. This line is at a market rate and in the ordinary course of business and can be cancelled by either the Bank or Santander at any time and can be replaced by the Bank at any time. In the first quarter of 2009, this line was increased to $2.5 billion. In September 2011, this line was decreased to $1.5 billion. During both the nine-month periods ended September 30, 2011 and 2010, the average unfunded balance outstanding under these commitments was $1.2 billion. The Bank paid approximately $2.5 million and $8.9 million in fees to Santander in the three-month and nine-month periods ended September 30, 2011 in connection with these commitments compared to $3.1 million and $9.4 million in fees in the corresponding periods in the prior year. Santander also extended a line of credit to SHUSA in the amount of $1.5 billion, which matures in September 2012. There was no outstanding balance on this line at September 30, 2011 and December 31, 2010.
The Company and its affiliates have entered into various service agreements with Santander and its affiliates. Each of the agreements was done in the ordinary course of business and on market terms. The agreements are as follows:
•	Nw Services Co., a Santander affiliate doing business as Aquanima, is under contract with the Bank to provide procurement services, with fees paid in the three-month and nine-month periods ended September 30, 2011 in the amounts of $0.9 million and $2.6 million compared to $0.7 million and $1.7 million for the same periods in 2010.
•	Geoban, S.A., a Santander affiliate, is under contract with the Bank to provide services in the form of debit card disputes and claims support, and consumer and mortgage loan set-up and review, with fees paid in the three-month and nine-month periods ended September 30, 2011 in the amounts of $6.5 million and $7.3 million. There were no fees paid in 2010 with respect to this agreement.
•	Ingenieria De Software Bancario S.L., a Santander affiliate, is under contract with the Bank to provide information technology development, support and administration, with fees paid in the three-month and nine-month periods ended September 30, 2011 in the amounts of $25.8 million and $82.7 million compared to $46.2 million and $80.9 million for the same periods in 2010.
•	Produban Servicios Informaticos Generales S.L., a Santander affiliate, is under contract with the Bank to provide professional services, and administration and support of information technology production systems, telecommunications and internal/external applications, with fees paid in the three-month and nine-month periods ended September 30, 2011 in the amounts of $23.2 million and $62.7 million compared to $22.2 million and $35.4 million for the same periods in 2010.
•	Santander Back-Offices Globales Mayoristas S.A., a Santander affiliate, is under contract with Sovereign Bank to provide logistical support for Sovereign Bank’s derivative and hedging transactions and programs. In the three-month and nine-month periods ended September 30, 2011, fees in the amount of $0.1 million and $0.3 million were paid to Santander Back-Offices Globales Mayoristas S.A. with respect to this agreement compared to $0.1 million for the three-month period ended September 30, 2010. There were no fees paid with respect to this agreement in the first or second quarters of 2010.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(14) RELATED PARTY TRANSACTIONS (continued)
•	Santander Global Facilities (“SGF”), a Santander affiliate, is under contract with the Bank to provide administration and management of employee benefits and payroll functions for the Bank and other affiliates including employee benefits and payroll processing services provided by third party vendors through sponsorship by SGF. In the three-month and nine-month periods ended September 30, 2011, fees in the amounts of $1.4 million and $4.0 million were paid to SGF with respect to this agreement compared to $1.2 million and $4.0 million for the same periods in 2010.
•	SGF is under contract with the Bank to provide property management services. In the three-month and nine-month periods ended September 30, 2011, fees in the amounts of $1.4 million and $4.0 million were paid to SGF with respect to this agreement compared to $1.3 million and $3.5 million for the same periods ended September 30, 2010.
In 2010, the Company extended a $10.0 million unsecured loan to Servicios de Cobranza, Recuperacion y Seguimiento, S.A. DE C.V. At September 30, 2011 and December 31, 2010, the principal balance was $2.0 million and $10.0 million, respectively.
(15) FAIR VALUE
During the nine-month period ended September 30, 2011, no changes were made to the Company’s valuation models that had, or were expected to have, a material impact on the Company’s Consolidated Balance Sheets or results of operations. For a further discussion of the Company’s valuation methodologies for assets, liabilities and lending-related commitments measured at fair value and the fair value hierarchy, see Note 19 and Note 20 on pages 84-87 on Form 10-K for 2010.
The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy.

	Quoted Prices in Active	Significant Other	Significant	Balance at
	Markets for Identical	Observable Inputs	Unobservable Inputs	September 30,
	Assets (Level 1)	(Level 2)	(Level 3)	2011
	(in thousands)
Financial assets:
US Treasury and government agency securities	$—	$43,980	$—	$43,980
Debentures of FHLB, FNMA and FHLMC	—	20,000	—	20,000
Corporate debt	—	1,614,435	—	1,614,435
Asset-backed securities	—	2,576,174	52,297	2,628,471
State and municipal securities	—	1,831,932	—	1,831,932
Mortgage backed securities	—	6,666,511	1,028,721	7,695,232

Total investment securities available-for-sale	—	12,753,032	1,081,018	13,834,050
Loans held for sale	—	141,096	—	141,096
Derivatives:
Mortgage banking	—	—	9,908	9,908
Customer related	—	411,638	—	411,638
Foreign exchange	—	20,372	—	20,372
Trading	—	23,155	—	23,155

Total financial assets	$—	$13,349,293	$1,090,926	$14,440,219

Financial liabilities:
Derivatives:
Cash flow	$—	$281,864	$—	$281,864
Mortgage banking	—	7,913	—	7,913
Customer related	—	400,892	—	400,892
Total return swap	—	—	2,917	2,917
Foreign exchange	—	16,999	—	16,999
Trading	—	34,867	—	34,867

Total financial liabilities	$—	$742,535	$2,917	$745,452

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(15) FAIR VALUE (continued)

	Quoted Prices in Active	Significant Other	Significant	Balance at
	Markets for Identical	Observable Inputs	Unobservable Inputs	December 31,
	Assets (Level 1)	(Level 2)	(Level 3)	2010
	(in thousands)
Financial assets:
US Treasury and government agency securities	$—	$12,997	$—	$12,997
Debentures of FHLB, FNMA and FHLMC	—	24,999	—	24,999
Corporate debt	—	2,202,787	—	2,202,787
Asset-backed securities	—	3,073,194	51,409	3,124,603
State and municipal securities	—	1,882,280	—	1,882,280
Mortgage backed securities	—	4,663,744	1,460,438	6,124,182

Total investment securities available-for-sale	—	11,860,001	1,511,847	13,371,848
Loans held for sale	—	150,063	—	150,063
Derivatives:
Mortgage banking	—	3,488	734	4,222
Customer related	—	307,292	—	307,292
Foreign exchange	—	20,707	—	20,707
Trading	—	21,149	—	21,149

Total financial assets	$—	$12,362,700	$1,512,581	$13,875,281

Financial liabilities:
Derivatives:
Cash flow	$—	$169,758	$4,604	$174,362
Customer related	—	308,130	—	308,130
Total return swap	—	—	4,081	4,081
Foreign exchange	—	13,349	—	13,349
Trading	—	43,345	—	43,345

Total financial liabilities	$—	$534,582	$8,685	$543,267

There were no significant transfers between Level 1 and Level 2 of the fair value hierarchy during the three-months and nine-months ended September 30, 2011 and 2010.
The Company’s Level 3 assets are primarily comprised of certain non-agency mortgage backed securities. These investments are thinly traded and the Company determined the estimated fair values for these securities by evaluating pricing information from a combination of sources such as third party pricing services, third party broker quotes for certain securities and from other independent third party valuation sources. These quotes are benchmarked against similar securities that are more actively traded in order to assess the reasonableness of the estimated fair values. The fair market value estimates assigned to these securities assume liquidation in an orderly fashion and not under distressed circumstances. Due to the continued illiquidity and credit risk of certain securities, the market value of these securities is highly sensitive to assumption changes and market volatility.
Gains and losses on investments and mortgage servicing rights are recognized on the Statements of Operations through the “Net gain on sale of investment securities” and “Mortgage banking income, net”, respectively. Gains and losses related derivatives affect various line items on the Statements of Operations. See Note 9 for the discussion of derivatives activity on the Statements of Operations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(15) FAIR VALUE (continued)
The tables below presents the changes in the Level 3 balances for the three-month and nine-month periods ended September 30, 2011 and 2010. All balances are presented in thousands.
For the three-month period ended September 30, 2011:

	Investments	Mortgage
	Available-for-Sale	Servicing Rights	Derivatives	Total
Balance at June 30, 2011	$1,117,472	$140,597	$(1,558)	$1,256,511
Gains/(losses) in other comprehensive income	36,677	—	—	36,677
Gains/(losses) in earnings	—	(39,687)	8,549	(31,138)
Purchases	—	—	—	—
Issuances	—	4,443	—	4,443
Sales	—	—	—	—
Settlements(1)	(73,131)	—	—	(73,131)
Amortization	—	(9,676)	—	(9,676)
Transfers into/out of level 3	—	—	—	—

Balance at September 30, 2011	$1,081,018	$95,677	$6,991	$1,183,686

For the nine-month period ended September 30, 2011:

	Investments	Mortgage
	Available-for-Sale	Servicing Rights	Derivatives	Total
Balance at December 31, 2010	$1,511,847	$146,028	$(7,951)	$1,649,924
Gains/(losses) in other comprehensive income	33,702	—	(216)	33,486
Gains/(losses) in earnings	9,843	(37,789)	11,454	(16,492)
Purchases	—	—	—	—
Issuances	—	17,926	—	17,926
Sales	(180,611)	—	—	(180,611)
Settlements(1)	(293,763)	—	3,704	(290,059)
Amortization	—	(30,488)	—	(30,488)
Transfers into/out of level 3	—	—	—	—

Balance at September 30, 2011	$1,081,018	$95,677	$6,991	$1,183,686

For the three-month period ended September 30, 2010:

	Investments	Mortgage
	Available-for-Sale	Servicing Rights	Derivatives	Total
Balance at June 30, 2010	$1,816,001	$136,855	$(14,422)	$1,938,434
Gains/(losses) in other comprehensive income	53,283	—	(4,306)	48,977
Gains/(losses) in earnings	(811)	(12,911)	(922)	(14,644)
Purchases	—	—	—	—
Issuances	—	10,758	—	10,758
Sales	—	—	—	—
Settlements(1)	(242,321)	—	7,094	(235,227)
Amortization	—	(13,957)	—	(13,957)
Transfers into/out of level 3	—	—	—	—

Balance at September 30, 2010	$1,626,152	$120,745	$(12,556)	$1,734,341

For the nine-month period ended September 30, 2010:

	Investments	Mortgage
	Available-for-Sale	Servicing Rights	Derivatives	Total
Balance at December 31, 2009	$1,938,576	$136,874	$(24,585)	$2,050,865
Gains/(losses) in other comprehensive income	166,901	—	(5,488)	161,413
Gains/(losses) in earnings	(5,805)	(973)	2,048	(4,730)
Purchases	—	—	(5,240)	(5,240)
Issuances	—	27,404	—	27,404
Sales	—	—	—	—
Settlements(1)	(473,520)	—	20,709	(452,811)
Amortization	—	(42,560)	—	(42,560)
Transfers into/out of level 3	—	—	—	—

Balance at September 30, 2010	$1,626,152	$120,745	$(12,556)	$1,734,341

(1)	Settlements include prepayments. paydowns and maturities.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(15) FAIR VALUE (continued)
As of September 30, 2011, approximately $14.4 billion of the Company’s total assets consisted of financial instruments measured at fair value on a recurring basis, including financial instruments for which the Company elected the fair value option. Approximately $13.3 billion of these financial instruments, net of counterparty and cash collateral balances, were measured using valuation methodologies involving market-based or market-derived information. Approximately $1.1 billion of these financial instruments were measured using model-based techniques, or using Level 3 inputs, and represented approximately 7.6% of the total assets measured at fair value and approximately 1.2% of the total consolidated assets.
The Company adopted the fair value option on residential mortgage loans classified as held for sale which allows the Company to record the mortgage loan held for sale portfolio at fair market value versus the lower of cost or market. The Company economically hedges it’s residential held for sale portfolio with forward sale agreements which are reported at fair value. A lower of cost or market accounting treatment would not allow the Company to record the excess of the fair market value over book value but would require the Company to record the corresponding reduction in value on the hedges. Both the loans and related hedges are carried at fair value which reduces earnings volatility as the amounts more closely offset, particularly in environments when interest rates are declining.
The Company’s residential loan held for sale portfolio had an aggregate fair value of $141.1 million at September 30, 2011. The contractual principal amount of these loans totaled $134.4 million at September 30, 2011. The difference in fair value compared to principal balance of $6.7 million was recorded in mortgage banking revenues during the nine-month period ended September 30, 2011. Substantially all of these loans are current and none are in non-accrual status. Interest income on these loans is credited to interest income as earned. The fair value of these loans is estimated based upon the anticipated exit price for these loans in the secondary market to agency buyers such as Fannie Mae and Freddie Mac. The majority of the residential loan held for sale portfolio is sold to these two agencies.
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at quarter end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at quarter end.

	Quoted Prices in Active	Significant Other	Significant
	Markets for	Observable Inputs	Unobservable
	Identical Assets (Level 1)	(Level 2)	Inputs (Level 3)	Total
	(in thousands)
September 30, 2011
Loans (1)	$—	$$1,614,651	$—	$$1,614,651
Foreclosed assets (2)	—	123,829	—	123,829
Mortgage servicing rights (3)	—	—	95,677	95,677

December 31, 2010
Loans (1)	$—	$2,148,261	$—	$2,148,261
Foreclosed assets (2)	—	114,198	—	114,198
Mortgage servicing rights (3)	—	—	146,028	146,028

(1)	These balances are measured at fair value on a non-recurring basis using the fair value of the underlying collateral.

(2)	Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2.

(3)	These balances are measured at fair value on a non-recurring basis. Mortgage servicing rights are stratified for purposes of the impairment testing.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(15)	FAIR VALUE (continued)
The following table presents the increases and decrease in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the income statement, relating to assets held at period end. All balances are presented in thousands.

	Income Statement	Three-Month Period Ended		Nine-Month Period Ended
	Location	September 30,		September 30,
		2011	2010	2011	2010
Loans	Provision for credit losses	$79,413	$28,584	$56,140	$(63,290)
Foreclosed assets	Other administrative expense	(7,203)	(4,189)	(13,205)	(7,221)
Mortgage servicing rights	Mortgage banking income	(39,687)	(12,910)	(37,789)	(972)

		$32,523	$11,485	$5,146	$(71,483)

The following table presents disclosures about the fair value of financial instruments. These fair values for certain instruments are presented based upon subjective estimates of relevant market conditions at a specific point in time and information about each financial instrument. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These techniques involve uncertainties resulting in variability in estimates affected by changes in assumptions and risks of the financial instruments at a certain point in time. Therefore, the derived fair value estimates presented below for certain instruments cannot be substantiated by comparison to independent markets. In addition, the fair values do not reflect any premium or discount that could result from offering for sale at one time an entity’s entire holdings of a particular financial instrument nor does it reflect potential taxes and the expenses that would be incurred in an actual sale or settlement. Accordingly, the aggregate fair value amounts presented below do not represent the underlying value to the Company:

	September 30, 2011		December 31, 2010
	Carrying		Carrying
	Value	Fair Value	Value	Fair Value
	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$3,184,550	$3,184,550	$1,705,895	$1,705,895
Available-for-sale investment securities	13,834,050	13,834,050	13,371,848	13,371,848
Loans held for investment, net	63,441,317	63,148,007	62,820,434	61,453,371
Loans held for sale	141,096	141,096	150,063	150,063
Mortgage servicing rights	95,677	117,576	146,028	148,746
Derivatives:
Mortgage banking	9,908	9,908	4,222	4,222
Customer related	411,638	411,638	307,292	307,292
Foreign exchange	20,372	20,372	20,707	20,707
Trading	23,155	23,155	21,149	21,149
Financial liabilities:
Deposits	47,363,568	46,530,609	42,673,293	42,592,642
Borrowings and other debt obligations	30,191,424	31,581,723	33,630,117	34,764,709
Derivatives:
Cash flow	281,864	281,864	174,362	174,362
Mortgage banking	7,913	7,913	—	—
Customer related	400,892	400,892	308,130	308,130
Total return swap	2,917	2,917	4,081	4,081
Foreign exchange	16,999	16,999	13,349	13,349
Trading	34,867	34,867	43,345	43,345
Unrecognized financial instruments:(1)
Commitments to extend credit	117,500	117,406	110,705	110,617

(1)	The amounts shown under “carrying value” represent accruals or deferred income arising from those unrecognized financial instruments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(15) FAIR VALUE (continued)
As of September 30, 2010, the Company had $487.2 million of restricted cash primarily related to SCUSA securitization transactions and lockbox collections and cash restricted for investment purposes. Excess cash flows generated by the securitization trusts are added to restricted cash, creating additional over-collateralization until the contractual securitization requirement has been reached. Once the targeted reserve requirement is satisfied, additional excess cash flows generated by the Trusts are released to SCUSA as distributions from the trusts. Lockbox collections are added to restricted cash and released when transferred to the appropriate warehouse line of credit or trust. Certain cash is restricted for investment only and is not available for normal operational purposes.
(16) BUSINESS SEGMENT INFORMATION
The Company’s segments are focused principally around the customers that the Bank and SCUSA serve. The Retail banking segment is primarily comprised of the branch locations and the residential mortgage business. The branches offer a wide range of products and services to customers and each attracts deposits by offering a variety of deposit instruments including demand and NOW accounts, money market and savings accounts, certificates of deposits and retirement savings products. The branches also offer consumer loans such as home equity loans and line of credits. The Retail banking segment also includes business banking loans and small business loans to individuals. The Specialized Business segment is primarily comprised of non-strategic lending groups which include indirect automobile, aviation and continuing care retirement communities. The Corporate banking segment provides the majority of the Company’s commercial lending platforms such as commercial real estate loans, multi-family loans, commercial and industrial loans and the Company’s related commercial deposits. The Global Banking segment includes businesses with large corporate domestic and foreign clients. The Other category includes investment portfolio activity, intangibles and certain unallocated corporate income and expenses.
SCUSA is a specialized consumer finance company engaged in the purchase, securitization and servicing of retail installment contracts originated by automobile dealers and direct origination of retail installment contracts over the internet.
For segment reporting purposes, SCUSA continues to be managed as a separate business unit. With the exception of this segment, the Company’s segment results are derived from the Company’s business unit profitability reporting system by specifically attributing managed balance sheet assets, deposits and other liabilities and their related interest income or expense to each of the segments. Funds transfer pricing methodologies are utilized to allocate a cost for funds used or a credit for funds provided to business line deposits, loans and selected other assets using a matched funding concept.
The provision for credit losses recorded by each segment is based on the net charge-offs of each line of business and changes in specific reserve levels for loans in the segment (except for changes in Specific Valuation Allowances — see (4) in the following table) and the difference between the provision for credit losses recognized by the Company on a consolidated basis and the provision recorded by the business line is recorded in the Other category. Other income and expenses directly managed by each business line, including fees, service charges, salaries and benefits, and other direct expenses as well as certain allocated corporate expenses are accounted for within each segment’s financial results. Accounting policies for the lines of business are the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business. Where practical, the results are adjusted to present consistent methodologies for the segments.
During 2011, the multi-family and large corporate commercial specialty groups were merged into the Corporate banking segment from the Specialized Business segment, which, for the three-month period ended September 30, 2010, resulted in approximately $9.0 billion of average assets and $11.5 million of pretax income allocated to the Corporate banking segment that had previously been allocated to the Specialized Business segment. For the nine-month period ended September 30, 2010, approximately $8.8 billion of average assets and $2.4 million of pretax income were allocated to the Corporate banking segment that had previously been allocated to the Specialized Business segment. Since the Specialized Business segment had no goodwill allocated to it, this reporting structure change had no impact on the amount of goodwill assigned to other segments. Prior period results were recast to conform to current methodologies for the segments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(16) BUSINESS SEGMENT INFORMATION (continued)
The following tables present certain information regarding the Company’s segments. All balances are presented in thousands.

	SHUSA excluding SCUSA
For the Three-Month Period Ended		Specialized		Global
September 30, 2011	Retail (1)	Business	Corporate	Banking	Other (3)	SCUSA	Total

Net interest income	$182,955	$16,800	$121,304	$14,898	$77,436	$541,175	$954,568
Other income	79,153	4,017	18,930	5,793	8,513	80,068	196,474
Provision for credit losses (4)	54,254	64,416	64,267	1,823	(54,560)	238,513	368,713
General and administrative expenses	286,739	10,150	34,719	4,177	(12,757)	131,566	454,594
Income/(loss) before income taxes(1)	(94,747)	(53,801)	38,738	14,518	156,206	250,129	311,043
Intersegment revenue/(expense) (2)	(49,875)	(20,326)	(96,114)	(1,224)	167,539	—	—
Total average assets	$24,644,857	$3,575,657	$20,118,286	$3,185,442	$24,598,989	$15,329,488	$91,452,719

	SHUSA excluding SCUSA
For the Three-Month Period Ended		Specialized		Global
September 30, 2010	Retail (1)	Business	Corporate	Banking	Other (3)	SCUSA	Total

Net interest income	$168,807	$27,545	$114,706	$8,433	$102,168	$456,810	$878,469
Other income	100,085	11,437	13,013	4,993	5,273	61,464	196,265
Provision for credit losses	55,140	49,298	28,274	2,364	36,424	284,139	455,639
General and administrative expenses	260,799	9,398	34,780	3,734	(10,792)	100,140	398,059
Income/(loss) before income taxes(1)	(66,280)	(19,788)	61,512	7,292	191,997	132,848	307,581
Intersegment revenue/(expense) (2)	(61,355)	(36,389)	(107,940)	(2,083)	207,767	—	—
Total average assets	$23,176,867	$5,084,270	$19,809,044	$2,296,656	$22,046,883	$12,497,860	$84,911,580

	SHUSA excluding SCUSA
For the Nine-Month Period Ended		Specialized		Global
September 30, 2011	Retail (1)	Business	Corporate	Banking	Other (3)	SCUSA	Total

Net interest income	$584,317	$59,960	$364,608	$41,948	$212,603	$1,623,286	$2,886,722
Other income	282,162	13,130	59,458	20,236	28,735	273,117	676,838
Provision for credit losses (4)	185,549	181,609	164,848	9,917	(100,810)	508,516	949,629
General and administrative expenses	832,574	29,529	103,732	10,766	(32,159)	415,590	1,360,032
Income/(loss) before income taxes(1)	(175,936)	(138,219)	146,269	41,238	386,885	969,053	1,229,290
Intersegment revenue/(expense) (2)	(112,486)	(70,346)	(298,893)	(3,264)	484,989	—	—
Total average assets	$24,425,476	$3,885,189	$20,192,131	$2,936,186	$24,656,571	$15,829,825	$91,925,378

	SHUSA excluding SCUSA
For the Nine-Month Period Ended		Specialized		Global
September 30, 2010	Retail (1)	Business	Corporate	Banking	Other (3)	SCUSA	Total

Net interest income	$551,226	$89,226	$342,832	$16,106	$229,586	$1,217,351	$2,446,327
Other income	330,446	24,415	53,646	9,064	21,085	145,136	583,792
Provision for credit losses	203,468	188,870	163,265	4,560	14,237	731,250	1,305,650
General and administrative expenses	769,499	29,323	103,011	10,937	(38,060)	254,761	1,129,471
Income/(loss) before income taxes(1)	(135,060)	(104,764)	121,690	9,632	388,445	372,652	652,595
Intersegment revenue/(expense) (2)	(123,533)	(124,761)	(316,795)	(3,034)	568,123	—	—
Total average assets	$22,847,083	$5,523,329	$19,837,218	$1,522,295	$23,281,101	$10,433,348	$83,444,374

(1)	The Retail segment fees and other income includes residential servicing rights impairments of $39.7 million and $42.5 million for the three-month and nine-month periods ended September 30, 2011, compared to impairments of $11.3 million and $0.5 million in the corresponding periods in the prior year. See Note 6 for further discussion on these items.

(2)	Intersegment revenue/(expense) represent charges or credits for funds used or provided by each of the segments and are included in net interest income.

(3)	The Other category includes earnings from the investment portfolio (excluding any investments purchased by SCUSA), interest expense on the Bank’s borrowings and other debt obligations (excluding any borrowings held by SCUSA), amortization of intangible assets and certain unallocated corporate income and expenses.

(4)	In certain circumstances Specific Valuation Allowances (SVAs) were permitted to be used instead of partial charge-offs by the OTS, the Company’s former regulator. The OCC does not permit the establishment of SVAs. Accordingly, the Bank charged-off $103.7 million of mortgage loans during the third quarter 2011. These charge-offs did not have an impact on the results of operations for the segment or in consolidation.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
(17) SUBSEQUENT EVENTS
Investment Agreements
On October 20, 2011, Santander Holdings USA, Inc. (“SHUSA”) and Santander Consumer USA Inc. (“SCUSA”), a majority-owned subsidiary of SHUSA, entered into an investment agreement (the “New Investor Investment Agreement”) with Sponsor Auto Finance Holdings Series LP, a Delaware limited partnership (“Auto Finance Holdings”), jointly owned by investment funds affiliated with Warburg Pincus LLC, Kohlberg Kravis Roberts & Co. L.P. and Centerbridge Partners L.P. (collectively, the “New Investors”). Pursuant to the terms of the New Investor Investment Agreement, Auto Finance Holdings has agreed to purchase, and SCUSA has agreed to issue to Auto Finance Holdings, an aggregate number of shares of SCUSA common stock representing 25.0% of the total number of issued and outstanding shares of SCUSA common stock as of the closing of the transaction (the “New Investor Investment”), for an aggregate purchase price of $1 billion.
Also on October 20, 2011, SCUSA entered into an investment agreement (the “Dundon Investment Agreement” and together with the New Investor Investment Agreement, the “Investment Agreements”) with Dundon DFS LLC, a Delaware limited liability company (“Dundon DFS”) affiliated with Thomas G. Dundon, the Chief Executive Officer of SCUSA. Pursuant to the terms of the Dundon Investment Agreement, Dundon DFS has agreed to purchase, and SCUSA has agreed to issue to Dundon DFS, an aggregate number of additional shares of SCUSA common stock so that Dundon DFS will hold 10% of the total number of issued and outstanding shares of SCUSA common stock as of the closing of the transaction for aggregate consideration of approximately $150.0 million (the “Dundon Investment” and, together with the New Investor Investment, the “Investments”).
Upon the consummation of the Investments, SHUSA, the New Investors (KKR, Warburg Pincus and Centerbridge Partners indirectly through Auto Finance Holdings) and Mr. Dundon (indirectly through Dundon DFS) will own 65%, 25% and 10% of the common stock of SCUSA, respectively. SHUSA and Dundon DFS currently own 91.5% and 8.5% of the common stock of SCUSA, respectively.
The consummation of the Investments is subject to customary closing conditions, including receipt of Hart-Scott-Rodino Antitrust Improvements Act clearance and receipt of various state approvals and permits. Subject to the satisfaction of these conditions, the parties expect the Investments to be consummated by the end of the fourth quarter of 2011. Following the consummation of the Investments, in the event that SCUSA did not have tangible common equity, after giving effect to the Investments and other adjustments, of at least $1.99 billion at October 31, 2011, SHUSA will be required to make a cash capital contribution to SCUSA such that at October 31, 2011 SCUSA’s actual tangible common equity, after giving effect to the Investments and other adjustments, would have been $1.99 billion. We do not expect the contribution to have a material effect on SHUSA’s financial position.
Shareholders Agreement
Upon the consummation of the Investments, SHUSA, SCUSA, Auto Financing Holdings, Dundon DFS, Thomas G. Dundon and Banco Santander, S.A. will enter into a shareholders agreement (the “Shareholders Agreement”), the terms and conditions of which have already been agreed. The Shareholders Agreement will provide each of SHUSA, Dundon DFS and Auto Finance Holdings with certain board representation, governance, registration and other rights with respect to their ownership interests in SCUSA.
Pursuant to the Shareholders Agreement, depending on SCUSA’s performance during 2014 and 2015, if SCUSA exceeds certain performance targets, SCUSA may be required to make a payment of up to $595 million in favor of SHUSA. If SCUSA does not meet such performance targets during 2014 and 2015, SCUSA may be required to make a payment to Auto Finance Holdings of up to the same amount.
The Shareholders Agreement also provides that each of Auto Finance Holdings and Dundon DFS will have the right to sell, and SHUSA will be required to purchase, their respective shares of SCUSA common stock, at its then fair market value, and Auto Finance Holdings and Dundon DFS, if applicable, will receive the payment referred to above at that time (i) at the fourth, fifth and seventh anniversaries of the closing of the Investments, unless an initial public offering of SCUSA common stock has been previously consummated or (ii) in the event there is a deadlock with respect to certain specified matters which require the approval of the board of directors or shareholders of SCUSA.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
EXECUTIVE SUMMARY
Santander Holdings USA, Inc.(“SHUSA” or the “Company”), headquartered in Boston, MA, provides customers with a broad range of financial products and services through two primary subsidiaries, Sovereign Bank (the “Bank”) and Santander Consumer USA (“SCUSA”).
The Bank, with a home office in Wilmington, DE, is a $75.9 billion financial institution as of September 30, 2011 with community banking offices, operations and team members located principally in Pennsylvania, Massachusetts, New Jersey, Connecticut, New Hampshire, New York, Rhode Island, Maryland, and Delaware. The Bank gathers substantially all of the deposit accounts in these market areas. The Bank uses the deposits, as well as other financing sources, to fund the loan and investment portfolios. The Bank earns interest income on the loans and investments. In addition, the Bank generates other income from a number of sources including deposit and loan services, sales of loans and investment securities, capital markets products and bank-owned life insurance. The Bank’s principal other expenses include employee compensation and benefits, occupancy and facility-related costs, technology and other administrative expenses. The Bank’s volumes, and accordingly, the financial results, are affected by the economic environment, including interest rates, consumer and business confidence and spending, as well as the competitive conditions within the Bank’s geographic footprint.
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
On January 30, 2009, the Company was acquired by Santander. In July 2009, Santander contributed SCUSA, a majority owned subsidiary, into the Company.
The customers select the Bank and SCUSA for banking and other financial services based on the ability to assist customers by understanding and anticipating the individual financial needs of each customer and providing customized solutions. Following the acquisition by Santander, the Company began to change its strategy substantially. During 2009 and much of 2010, the Company’s primary emphasis was stabilization and turning around the operating results of the Company by realigning various elements of the Santander business model into the Company’s reporting structure. The second phase, transformation, has already begun and focuses on creating a sound, sustainable, and competitive franchise.
Successful stabilization efforts included improving risk management and collections, improving the Company’s margins and efficiency, and reorganizing to align to Santander business models. Noteworthy accomplishments include a return to positive operating cash flows and profitability in 2010, establishment of a centralized and independent risk management function, implementation of certain pricing and fee assessment changes to the deposit portfolio, implementation of a new sales process across the network while introducing several new products in connection with the Better Banking campaigns, and completion of a significant reduction in workforce, in large part, from consolidating certain back office functions and eliminating certain middle to senior management positions.
Moving forward into the transformation phase, the Company is focused on longer-term initiatives to continue to build a solid banking franchise.
Growing Corporate Banking is a key priority for the Bank. Management plans to take a measured and gradual approach to building a strong franchise. Significant Corporate Banking initiatives include strengthening the Large Corporate unit as a competitive provider for large corporate customers, balancing penetration of different Corporate Banking units within the Bank’s footprint in New England, Metro New York, and the Mid-Atlantic, increasing participation in syndicated and club loans to in-footprint companies, upgrading the technology platform and operational capabilities, and taking advantage of Santander’s global presence by seeking U.S. Transaction Banking business from non-U.S. Santander clients.
Management’s priority in Global Banking and Markets (GBM) is to grow the business in the existing Santander US client base through a sector specific approach with a differentiated product offering. This will include different types of financing, hedging and transactional services with the objective of improving the existing cross-selling and increasing revenue per client. GBM also expects to grow as a product provider to the Large Corporate and Middle Market client segments served by the Bank.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Retail Banking efforts are focused on increasing market share in the existing primary service area, cross-selling to existing and new customers, and reducing dependence on third-party service providers. Significant initiatives in Retail Banking include migrating to Santander’s retail banking platform and subsequent implementation of more robust product applications and MIS, enhancing the online, ATM, and call center platforms, introducing mobile banking and enhanced functionality in the existing electronic banking platform, and developing the capability to issue and service credit cards directly.
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
The true impact of this legislation to the Company and the industry will be unknown until these reforms are complete, although they will involve higher compliance costs. Certain elements, such as the debit interchange legislation, will negatively affect the Company’s revenue and earnings; while certain other elements, such as the “Collins Amendment”, will phase in the heightened capital standards by eliminating trust preferred securities as tier 1 regulatory capital for certain financial institutions. Other impacts include increases to the levels of deposit insurance assessments on large insured depository institutions, impacts to the nature and levels of fees charged to consumers, changes to the types of derivative activities that the Bank and other insured depository institutions may conduct, and other increases to capital, leverage and liquidity requirements for banks and bank holding companies. Financial institutions deemed to be systemically important (generally defined as financial institutions, similar to the Company, with greater than $50.0 billion in total assets) will be subject to additional supervision and requirements to develop resolution plans for potential economic and market events that could have a significant negative impact on their business. These changes could impact the future profitability and growth of the Company.
In the fourth quarter of 2009, the Board of Governors of the Federal Reserve System (FRB) announced regulatory changes to debit card and ATM overdraft practices that were effective July 1, 2010. These changes prohibit financial institutions from charging consumers fees for paying overdrafts on automated teller machine (ATM) and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. These changes will continue to have an impact that could be material to the consumer banking fee revenue. The actual impact could vary due to a variety of factors, including changes in customer behavior.
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
RECENT DEVELOPMENTS IN BANK REGULATION
In May 2011, the Bank applied to the Office of the Comptroller of the Currency (“OCC”) to become a national bank organized under the National Bank Act. In connection with this application, the Company submitted an application to the FRB to become a bank holding company, upon the conversion of the bank to a national bank, under the Bank Holding Company Act of 1956, as amended. On November 8, 2011 the OCC approved the application by Sovereign Bank. On October 14, 2011, the FRB approved the Company’s application.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Upon conversion to a national bank, the Bank will no longer be subject to federal thrift regulations and instead will be subject to the OCC’s regulations under the National Bank Act. The various laws and regulations administered by the OCC for national banks affect corporate practices and impose certain restrictions on activities and investments, but the Company does not believe that the Bank’s current or currently proposed business will be limited materially, if at all, by these restrictions. In addition, as a national bank, the Bank will no longer be subject to the qualified thrift lender requirement, which requires thrifts to maintain a certain percentage of their “portfolio assets” in certain ‘qualified thrift investments,” such as residential housing related loans, certain consumer and small business loans and residential mortgage-backed securities. The Bank will also no longer be subject to the restrictions in the Home Owners’ Loan Act limiting the amount of commercial loans that the Bank may make.
Upon becoming a bank holding company, the Company will be subject to the comprehensive, consolidated supervision and regulation of the FRB. The Company will be subject to risk-based and leverage capital requirements and information reporting requirements. The Company believes that it will be “well capitalized” under the FRB’s capital standards.
Additionally, because the Company has more than $50.0 billion in total consolidated assets, as a bank holding company it will become subject to the heightened prudential and other requirements for large bank holding companies. The Dodd-Frank Act imposes heightened prudential requirements on bank holding companies with at least $50.0 billion in total consolidated assets and requires the FRB to establish prudential standards for such large bank holding companies that are more stringent than those applicable to other bank holding companies, including standards for risk-based capital requirements and leverage limits, liquidity, risk-management requirements, resolution plans (referred to as “living wills”) and credit exposure reporting and concentration limits. As part of the Dodd-Frank enhanced supervision framework, the Company will be subject to annual stress tests by the FRB, and the Company and the Bank will be required to conduct semi-annual and annual stress tests, respectively, reporting results to the FRB and the OCC. The FRB also has discretionary authority to establish additional prudential standards, on its own or at the Financial Stability Oversight Council’s recommendation, regarding contingent capital, enhanced public disclosures, short-term debt limits, and otherwise as it deems appropriate.
Additionally, federal laws restrict the types of activities in which bank holding companies may engage, and subject them to a range of supervisory requirements, including regulatory enforcement actions for violations of laws and policies. Bank holding companies may engage in the business of banking and managing and controlling banks, as well as closely related activities. The Company does not expect the limitations described above will adversely affect the current operations or materially prohibit the Company from engaging in activities that are currently contemplated by its business strategies.
On June 29, 2011, the FRB issued the final rule implementing the debit card interchange fee and routing regulation rules pursuant to the “Durbin amendment”. The final rule establishes standards for assessing whether debit card interchange fees received by debit card issuers are “reasonable and proportional” to the costs incurred by issuers for electronic debit transactions. In addition, the final rule prohibits network exclusivity arrangements on debit cards to ensure merchants have choices in how debit card transactions are routed The effective date for the provision regarding debit card interchange fees and the network exclusivity prohibition is October 1, 2011 and April 1, 2012, respectively.
The negative impact of the Durbin amendment on revenue is expected to be approximately $50.0 to $60.0 million annually based on the current debit card transaction volume. The actual impact could vary due to a variety of factors.
On July 21, 2011, as required by the Dodd-Frank Act, the OCC assumed responsibility from the Office of Thrift Supervision (OTS) for the ongoing examination, supervision, and regulation of federal savings associations and rulemaking for all savings associations, state and federal. Accordingly, as a federal savings bank, the Bank is subject to supervision, enforcement, and rulemaking authority by the OCC.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
FORECLOSURE MATTERS
On October 2010, the Bank began a comprehensive review of the foreclosure processes. Based on the results of the review, the Bank took corrective action to address deficiencies in the mortgage foreclosure practices and is in the process of implementing additional measures to address the issues raised in the Order. As of September 30, 2011, the Bank services approximately 155,000 residential mortgage loans including approximately 3,200 which are in the process of foreclosure. These loans are comprised of loans owned by the Bank and loans serviced for third parties.
The Bank also owns loans serviced by third parties including approximately 300 that are in the process of foreclosure. The average number of residential mortgage and home equity foreclosures initiated monthly for loans serviced by the Bank and owned-loans serviced by third parties is approximately 240 and 340, as of September 30, 2011 and December 31, 2010, respectively.
On April 13, 2011, the Bank consented to the issuance of a Consent Order (the “Order”) by the Bank’s previous primary federal banking regulator, the OTS, as part of an interagency horizontal review of foreclosure practices at 14 mortgage servicers. The Order requires the Bank to take a number of actions, including designating a Board committee to monitor and coordinate the Bank’s compliance with the provisions of the Order, developing and implementing plans to improve the Bank’s mortgage servicing and foreclosure practices and taking certain other remedial actions. The Bank has retained an independent consultant to conduct a review of certain foreclosure actions or proceedings for loans serviced by the Bank.
The Company estimates the one-time costs that it and the Bank will incur relating to compliance with the Order will be approximately $24 million in 2011. Recurring legal and operational expenses to comply with the Order are estimated to be approximately $7.0 million annually. The Company and the Bank may incur further expenses related to compliance with the Order.
The Order will remain in effect until modified or terminated by the OCC, successor to the OTS. Any material failure to comply with the provisions of the Order could result in enforcement actions by the OCC. While the Bank intends to take such actions as may be necessary to enable the Bank to comply fully with the provisions of the Order, and the Bank is not aware of any impediments that may prevent the Bank from achieving full compliance with the Order, there can be no assurance that the Bank will be able to comply fully with the provisions of the Order, or to do so within the timeframes required, or that compliance with the Order will not be more time consuming, more expensive, or require more managerial time than anticipated. The Bank may also be subject to remediation costs and civil money penalties, however, the Bank is unable to determine the likelihood or amount of such costs or penalties at this time, and accordingly, no accrual has been recorded.
CREDIT RISK ENVIRONMENT
Unemployment in the United States continues to remain near historically high levels, and conditions are expected to remain challenging for financial institutions into 2012. Conditions in the housing market have been difficult over the past few years and declining real estate values and financial stress on borrowers have resulted in elevated levels of delinquencies and charge-offs. Accordingly, consumers and financial institutions remain cautious as weak housing markets, high unemployment, and volatile global credit and market environments remain a concern.
Conditions in the housing market have significantly impacted areas of the Company’s business. Certain segments of the Bank’s consumer and commercial loan portfolios have exposure to the housing market. Total residential real estate loans including held for sale increased to $11.4 billion at September 30, 2011 from $12.2 billion at December 31, 2010, while Alt-A residential real estate loans (also known as limited documentation) decreased to $1.6 billion from $1.9 billion over the same respective period. Charge-offs on the Alt-A residential real estate loans have increased year-over-year and totaled $70.2 million and $87.3 million during the three-month and nine-month periods ended September 30, 2011 compared to $13.8 million and $38.2 million for the corresponding periods in the prior year. The increase in charge-offs in our Alt-A residential real estate loan portfolio during the third quarter 2011 was due to a one-time write-off of $46.8 million of Specific Valuation Reserves (SVAs) in this portfolio. In certain circumstances, SVAs were permitted to be used instead of partial charge-offs by the OTS, the Company’s former regulator. The OCC does not permit the establishment of SVAs. Accordingly, the Bank charged-off $103.7 million of mortgage loans during the third quarter 2011. These charge-offs did not have an impact of the results of operations. Future performance of the residential real estate market, unemployment and general economic conditions. Future performance of the residential loan portfolio will continue to be significantly influenced by home prices in the residential real estate market, unemployment and general economic conditions.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The homebuilder industry also has been impacted by difficult new home sales volumes and values of residential real estate which has impacted the profitability and liquidity of these companies. Declines in real estate prices have been the most pronounced in certain states where previous increases were the largest, such as California, Florida and Nevada. Additionally, heightened foreclosure volumes have continued in various other areas due to the generally challenging economic environment and levels of unemployment. The Company provided financing to various homebuilder companies which is included in the commercial loan portfolio. The
Company has been working on reducing its loss exposure to this loan portfolio which has resulted in the decline to $108.0 million at September 30, 2011 compared to $248.3 million at September 30, 2010. At September 30, 2011, the entire homebuilder loan portfolio lies in the Company’s geographic footprint which generally has had more stable economic conditions on a relative basis compared to the national economy. Management will continue to monitor the credit quality of this portfolio in future periods given the recent market conditions and determine the impact, if any, on the allowance for loan losses related to these homebuilder loans.
Concerns regarding Greece’s ability to meet its debt obligations have continued to heighten. In addition, recent market sentiment has raised serious doubt about the credit quality of certain other European jurisdictions including Portugal, Ireland, Italy and Spain. The Company does not have any sovereign debt with any country within the European Union. Other than transactions with the parent company, Santander, as further described in Notes 8 and 14 to the Consolidated Financial Statements, the Company’s exposure to Portugal, Spain and Italy includes approximately $226.0 million in multi-national corporations domiciled in these countries including covered bonds with high investment grade ratings and operating diversification outside of their home countries as well as approximately $76.0 million of Spanish government institution bonds. The Company has no exposure to Ireland or Greece.
On August 5, 2011, Standard & Poor’s (“S&P”), one of three major credit rating agencies which also include Moody’s Investors Service and Fitch, lowered its long-term credit rating on the United States sovereign debt from AAA to AA+. Moody’s and Fitch each maintained the highest rating on U.S. sovereign debt, but have assigned a negative outlook to its ratings. The implications of these actions by the ratings agencies could include negative effects on U.S. Treasury securities as well as instruments issued, guaranteed or insured by government agencies or government-sponsored institutions. These types of instruments are significant assets for the Company. In addition, the potential impact could exacerbate the other risks to which the Company is subject to including, but not limited to, the risk factors described in Part I, Item 1A — Risk Factors of the Annual Report on Form 10-K.
On October 11, 2011, Fitch Ratings downgraded six Spanish banks, indicating that this was due to the downgrade of the Kingdom of Spain to AA-, as well as to the fact that banks worldwide and particularly in Europe, face challenges in fundamentals and in the markets. Fitch ratings for Santander are AA- with negative outlook. Also on October 11, 2011, Standard & Poor’s downgraded Spanish banks because it believes the sluggish growth prospects, the still depressed real estate market and increased turbulence in capital markets will impact financial entities in the coming months. Santander’s long-term debt ratings are AA- with negative outlook. On October 14, 2011 Standard & Poor’s said that its ratings on SHUSA are not affected by the recent downgrade of Santander. Standard & Poor’s ratings remain at A/A-1 with a stable outlook for SHUSA and the Bank.
On October 19, 2011, Moody’s also downgraded Spanish entities as a result of downgrading Spain’s sovereign debt to A1. The long-term debt ratings of Banco Santander were downgraded from Aa2 to Aa3, maintaining a negative outlook.
CURRENT INTEREST RATE ENVIRONMENT
Net interest income represents a significant portion of the Company’s revenues. Accordingly, the interest rate environment has a substantial impact on the Company’s earnings. Currently, the Company is in an asset sensitive interest rate risk position. During the first nine months of 2011, the net interest margin increased to 4.85% from 4.60% in the nine-month period ended September 30, 2010. This increase in margin is primarily attributable to the changing interest rate environment combined with a mix shift from higher cost wholesale deposits to lower cost retail deposits. Net interest margin in future periods will be impacted by several factors such as but not limited to, the Company’s ability to grow and retain core deposits, the future interest rate environment, loan and investment prepayment rates, and changes in non-accrual loans. See the discussion of “Asset and Liability Management” practices in a later section of this Report, including the estimated impact of changes in interest rates on the Company’s net interest income.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
RECENT INDUSTRY CONSOLIDATION
The Company’s acquisition by Santander has strengthened the Company’s financial position and enabled the Company to execute its strategy of focusing on GBM and its core retail and commercial customers in the Company’s geographic footprint. The banking industry has experienced significant consolidation in recent years, which is likely to continue in future periods. Consolidation may affect the markets in which the Company operates as new or restructured competitors integrate acquired businesses, adopt new business practices or change product pricing as they attempt to maintain or grow market share. Recent merger activity involving national, regional and community banks and specialty finance companies in the Northeastern United States, has affected the competitive landscape in the markets the Company serves. Management continually monitors the environment in which it operates to assess the impact of the industry consolidation on the Company, as well as the practices and strategies of the Company’s competitors, including loan and deposit pricing, customer expectations and the capital markets.
RESULTS OF OPERATIONS
GENERAL
The Company reported pre-tax income of $311.0 million and $1.2 billion for the three-month and nine-month periods ended September 30, 2011, compared to $307.6 million and $652.6 million for the three-month and nine-month periods ended September 30, 2010. Results for the three-month period ended September 30, 2011 compared to the three-month period ended September 30, 2010 were favorably impacted by $84.9 million increase on interest income on loans and $86.9 million decrease in the provision for credit losses offset by the decrease in non-interest income of $89.0 million and increases in general and administrative expenses of $56.5 million .
Results for the nine-month period ended September 30, 2011 compared to the nine-month period ended September 30, 2010 were favorably impacted by $442.4 million increase on interest income on loans and $356.0 million decrease in the provision for credit losses offset by an increase in general and administrative expenses of $230.6 million. The increase on interest on loans was due to $8.0 billion of loans acquired by SCUSA during the latter half of 2010 and $1.7 billion of loans acquired by the Bank during the first quarter of 2011. Increases in general and administrative expense were the result of higher outside consulting fees, the reinstatement of the Company contribution to the employee 401(k) retirement plan in July 2010, increased loan servicing expenses at SCUSA, and increase in premise and equipment depreciation.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
THREE-MONTH PERIOD ENDED SEPTEMBER 30, 2011 AND 2010

	2011			2010
		Tax			Tax
	Average	Equivalent	Yield/	Average	Equivalent	Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(in thousands)
EARNING ASSETS
INVESTMENTS	$16,788,635	$112,481	2.68%	$15,124,044	$132,936	3.51%
LOANS(3):
Commercial loans	21,988,017	214,849	3.88%	23,075,998	251,257	4.33%
Multi-family	6,987,085	89,075	5.07%	5,561,602	73,667	5.28%
Consumer loans:
Residential mortgages	11,524,543	128,533	4.46%	10,922,640	131,315	4.81%
Home equity loans and lines of credit	6,910,035	67,081	3.85%	7,023,292	69,973	3.95%

Total consumer loans secured by real estate	18,434,578	195,614	4.23%	17,945,932	201,288	4.47%
Auto loans	15,541,333	622,373	15.89%	13,825,566	562,022	16.13%
Other	2,597,994	55,212	8.43%	256,823	4,414	6.82%

Total consumer	36,573,905	873,199	9.48%	32,028,321	767,724	9.52%

Total loans	65,549,007	1,177,123	7.13%	60,665,921	1,092,648	7.16%
Allowance for loan losses	(2,257,567)	—	—	(2,096,387)	—	—

NET LOANS	63,291,440	1,177,123	7.39%	58,569,534	1,092,648	7.41%

TOTAL EARNING ASSETS	80,080,075	1,289,604	6.40%	73,693,578	1,225,584	6.61%
Other assets	11,372,644	—	—	11,218,002	—	—

TOTAL ASSETS	$91,452,719	$1,289,604	5.61%	$84,911,580	$1,225,584	5.74%

FUNDING LIABILITIES
Deposits and other customer related accounts:
Retail and commercial deposits	$34,275,547	$59,663	0.69%	$29,583,464	$45,250	0.61%
Wholesale deposits	2,058,805	2,329	0.45%	781,395	3,188	1.62%
Government deposits	2,364,553	2,313	0.39%	2,210,886	1,791	0.32%
Customer repurchase agreements	1,020,064	763	0.30%	1,643,309	978	0.24%

TOTAL DEPOSITS	39,718,969	65,068	0.65%	34,219,054	51,207	0.59%

BORROWED FUNDS:
FHLB advances	9,512,703	101,653	4.25%	11,327,425	119,623	4.20%
Federal funds and repurchase agreements	1,257,397	551	0.17%	2,786,550	2,583	0.37%
Other borrowings	18,933,471	156,295	3.28%	16,693,782	159,879	3.80%

TOTAL BORROWED FUNDS	29,703,571	258,499	3.46%	30,807,757	282,085	3.64%

TOTAL FUNDING LIABILITIES	69,422,540	323,567	1.85%	65,026,811	333,292	2.04%
Demand deposit accounts	7,743,408	—	—	7,069,164	—	—
Other liabilities	2,265,465	—	—	2,124,809	—	—

TOTAL LIABILITIES	79,431,413	323,567	1.62%	74,220,784	333,292	1.79%
STOCKHOLDER’S EQUITY	12,021,306	—	—	10,690,796	—	—

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$91,452,719	323,567	1.41%	$84,911,580	333,292	1.56%

NET INTEREST INCOME		$966,037			$892,292

NET INTEREST SPREAD (1)			4.55%			4.57%

NET INTEREST MARGIN (2)			4.79%			4.81%

(1)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(2)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

(3)	Interest on loans includes amortization of premiums and discounts on purchased loans and amortization of deferred loan fees, net of origination costs. Average loan balances includes non-accrual loans and loans held for sale.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2011 AND 2010

	2011			2010
		Tax			Tax
	Average	Equivalent	Yield/	Average	Equivalent	Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
	(in thousands)
EARNING ASSETS
INVESTMENTS	$16,621,823	$348,747	2.80%	$15,283,324	$393,640	3.43%
LOANS(3):
Commercial loans	22,134,069	671,249	4.05%	24,430,426	904,782	4.95%
Multi-family	6,916,730	264,644	5.11%	5,293,269	212,893	5.37%
Consumer loans:
Residential mortgages	11,524,692	391,959	4.53%	10,987,407	405,960	4.93%
Home equity loans and lines of credit	6,939,197	201,374	3.88%	7,030,666	214,175	4.07%

Total consumer loans secured by real estate	18,463,889	593,333	4.29%	18,018,073	620,135	4.59%
Auto loans	16,289,524	1,897,248	15.57%	10,932,005	1,392,609	17.03%
Other	2,310,747	157,988	9.14%	258,813	13,297	6.87%

Total consumer	37,064,160	2,648,569	9.55%	29,208,891	2,026,041	9.27%

Total loans	66,114,959	3,584,462	7.25%	58,932,586	3,143,716	7.13%
Allowance for loan losses	(2,230,302)	—	—	(1,974,585)	—	—

NET LOANS	63,884,657	3,584,462	7.50%	56,958,001	3,143,716	7.37%

TOTAL EARNING ASSETS	80,506,480	3,933,209	6.53%	72,241,325	3,537,356	6.54%
Other assets	11,418,898	—	—	11,203,049	—	—

TOTAL ASSETS	$91,925,378	$3,933,209	5.72%	$83,444,374	$3,537,356	5.66%

FUNDING LIABILITIES
Deposits and other customer related accounts:
Retail and commercial deposits	$33,103,305	$170,410	0.69%	$29,951,997	$152,418	0.68%
Wholesale deposits	2,303,180	7,939	0.46%	1,168,981	13,861	1.59%
Government deposits	2,160,134	6,092	0.38%	2,187,846	5,257	0.32%
Customer repurchase agreements	1,418,188	3,396	0.32%	1,675,811	2,886	0.23%

TOTAL DEPOSITS	38,984,807	187,837	0.64%	34,984,635	174,422	0.67%

BORROWED FUNDS:
FHLB advances	9,973,027	322,621	4.32%	11,505,096	393,632	4.57%
Federal funds and repurchase agreements	2,021,096	5,498	0.36%	2,152,626	4,583	0.28%
Other borrowings	19,045,975	495,445	3.48%	15,389,297	475,907	4.13%

TOTAL BORROWED FUNDS	31,040,098	823,564	3.54%	29,047,019	874,122	4.02%

TOTAL FUNDING LIABILITIES	70,024,905	1,011,401	1.93%	64,031,654	1,048,544	2.19%
Demand deposit accounts	7,506,397	—	—	7,039,474	—	—
Other liabilities	2,638,985	—	—	2,058,439	—	—

TOTAL LIABILITIES	80,170,287	1,011,401	1.69%	73,129,567	1,048,544	1.92%
STOCKHOLDER’S EQUITY	11,755,091	—	—	10,314,807	—	—

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$91,925,378	1,011,401	1.47%	$83,444,374	1,048,544	1.68%

NET INTEREST INCOME		$2,921,808			$2,488,812

NET INTEREST SPREAD (1)			4.60%			4.35%

NET INTEREST MARGIN (2)			4.85%			4.60%

(1)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(2)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

(3)	Interest on loans includes amortization of premiums and discounts on purchased loans and amortization of deferred loan fees, net of origination costs. Average loan balances includes non-accrual loans and loans held for sale.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NET INTEREST INCOME
Net interest income for the three-month and nine-month periods ended September 30, 2011 was $954.6 million and $2.9 billion compared to $878.5 million and $2.4 billion for the same periods in 2010. SCUSA generated net interest income of $541.2 million and $1.6 billion for the three-month and nine-month periods ended September 30, 2011 compared to $456.8 million and $1.2 billion for the same periods in the corresponding year, due primarily to growth in average earning assets at SCUSA. Excluding SCUSA, net interest income was $413.4 million and $1.3 billion for the three-month and nine-month periods ended September 30, 2011, compared to $421.7 million and $1.2 billion for the corresponding periods in the prior year.
Interest on investment securities and interest-earning deposits was $103.6 million and $321.7 million for the three-month and nine-month periods ended September 30, 2011, compared to $122.1 million and $360.8 million for the same periods in 2010. The average balance of investment securities and interest-earning deposits was $16.8 billion with an average tax equivalent yield of 2.68% for the three-month period ended September 30, 2011 compared to an average balance of $15.1 billion with an average yield of 3.51% for the same period in 2010. The increase in the three-month average balance resulted in an increase in interest income of $310.8 million, while the decrease in the three-month average tax equivalent yield resulted in a decrease in interest income of $331.2 million. The average balance of investment securities and interest-earning deposits was $16.6 billion with an average tax equivalent yield of 2.80% for the nine-month period ended September 30, 2011 compared to an average balance of $15.3 billion with an average yield of 3.43% for the same period in 2010. The increase in the nine-month average balance resulted in an increase in interest income of $69.1 million while the decrease in the nine-month average tax equivalent resulted in a decrease in interest income of $114.0 million.
Interest on loans was $1.2 billion and $3.6 billion for the three-month and nine-month periods ended September 30, 2011, compared to $1.1 billion and $3.1 billion for the three-month and nine-month periods in 2010. Average total loan balances for the three-month and nine-month periods ended September 30, 2011 increased $4.9 billion and $7.2 billion from the same periods in the corresponding year and average yields decreased 0.03% for the three-month period and increased 0.12% for the nine-month period ended September 30, 2011 compared to the corresponding period in the prior year. These increases are driven by $8.0 billion of loans acquired by SCUSA during the latter half of 2010, $1.7 billion of loans acquired by the Bank during the first quarter of 2011, and $181.9 million of credit card loans acquired by the Bank during the second quarter of 2011.
Interest on deposits and related customer accounts was $65.1 million and $187.8 million for the three-month and nine-month periods ended September 30, 2011, compared to $51.2 million and $174.4 million for the same periods in 2010. The average balance of deposits was $39.7 billion with an average cost of 0.65% for the three-month period ended September 30, 2011 compared to an average balance of $34.2 billion with an average cost of 0.59% for the same period in 2010. The increase in the three-month average balance resulted in an increase in interest expense of $8.7 million, while the increase in the three-month average cost resulted in an increase in interest expense of $5.1 million. The average balance of deposits was $39.0 billion with an average cost of 0.64% for the nine-month period ended September 30, 2011 compared to an average balance of $35.0 billion with an average cost of 0.67% for the same period in 2010. The increase in the nine-month average balance resulted in an increase in interest expense of $26.6 million while the decrease in the nine-month average cost resulted in a decrease in interest expense of $13.1 million.
Interest on borrowed funds was $258.5 million and $823.6 million for the three-month and nine-month periods ended September 30, 2011, compared to $282.1 million and $874.1 million for the same periods in 2010. The average balance of borrowings was $29.7 billion with an average cost of 3.46% for the three-month period ended September 30, 2011 compared to an average balance of $30.8 billion with an average cost of 3.64% for the same period in 2010. The decrease in the three-month average balance resulted in a decrease in interest expense of $9.9 million, while the decrease in the three-month average cost resulted in a decrease in interest expense of $13.7 million. The average balance of borrowings was $31.0 billion with an average cost of 3.54% for the nine-month period ended September 30, 2011 compared to an average balance of $29.0 billion with an average cost of 4.02% for the same period in 2010. The increase in the nine-month average balance resulted in an increase in interest expense of $117.0 million while the decrease in the nine-month average cost resulted in a decrease in interest of $167.5 million. The increase in borrowing levels is due to SCUSA asset earning growth which has been funded with increased borrowings.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
PROVISION FOR CREDIT LOSSES
The provision for credit losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for credit losses for the three-month and nine-month periods ended September 30, 2011 was $368.7 million and $949.6 million, compared to $455.6 million and $1.3 billion for the same periods in 2010. Credit losses, while showing signs of stabilizing, remain elevated given the current challenging economy and high unemployment levels which has negatively impacted the credit quality of the loan portfolios.
The following table presents the activity in the allowance for credit losses for the periods indicated:

	Three-Month Period		Nine-Month Period
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
	(in thousands)
Allowance for loan losses, beginning of period	$2,226,973	$2,043,010	$2,197,450	$1,818,224
Allowance established in connection with reconsolidation of previously unconsolidated securitized assets	—	—	—	5,991
Charge-offs:
Commercial	109,970	164,099	365,649	515,567
Consumer secured by real estate	142,245	35,101	210,310	100,818
Consumer not secured by real estate	217,612	169,902	570,367	550,531

Total charge-offs	469,827	369,102	1,146,326	1,166,916

Recoveries:
Commercial	14,698	14,437	34,409	41,769
Consumer secured by real estate	2,830	1,296	5,241	2,069
Consumer not secured by real estate	58,673	42,075	201,879	181,513

Total recoveries	76,201	57,808	241,529	225,351

Charge-offs, net of recoveries	393,626	311,294	904,797	941,565
Provision for loan losses (1)	351,955	439,149	892,649	1,288,215

Allowance for loan losses, end of period	$2,185,302	$2,170,865	$2,185,302	$2,170,865

Reserve for unfunded lending commitments, beginning of period	$340,843	$260,085	$300,621	$259,140
Provision for unfunded lending commitments (1)	16,758	16,490	56,980	17,435

Reserve for unfunded lending commitments, end of period	$357,601	$276,575	$357,601	$276,575

Total allowance for credit losses, end of period	$2,542,903	$2,447,440	$2,542,903	$2,447,440

(1)	The provision for credit losses on the consolidated statement of operations is the sum of the total provision for loan losses and provision for unfunded lending commitments.
The credit quality of the loan portfolio has a significant impact on the Company’s operating results. The Company continues to experience overall credit quality improvement including signs of improvement in the commercial and consumer portfolios beginning in 2010 and continuing into 2011. The net charge-offs were $393.6 million and $904.8 million during the three-month and nine-month periods ended September 30, 2011 compared to $311.3 million and $941.6 million during the corresponding periods in the prior year. Net charge-offs related to SCUSA for three-month and nine-month periods ended September 30, 2011 were $138.6 million and $315.4 million compared to $113.0 million and $315.3 million for the corresponding periods ended September 30, 2010. Sovereign chargeoffs increased for the three-months ended September 30, 2011 due to the charge-off of certain mortgage loans with Specific Valuation Allowances (SVAs). In certain circumstances, SVAs were permitted to be used instead of partial charge-offs by the OTS, the Company’s former regulator. The OCC does not permit the establishment of SVAs. Accordingly, the Bank charged-off $103.7 million of mortgage loans during the third quarter 2011. These charge-offs did not have an impact on the results of operations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NON-INTEREST INCOME
Total non-interest income was $238.4 million and $800.7 million for the three-month and nine-month periods ended September 30, 2011, compared to $327.4 million and $784.1 million for the same periods in 2010.
Consumer banking fees were $160.4 million and $498.2 million for the three-month and nine-month periods ended September 30, 2011, compared to $127.6 million and $360.4 million for the same periods in 2010, representing increases of 25.7% and 38.2%, respectively. The increase for the three-month and nine-month periods ended September 30, 2011 is due to growth in consumer loan fees which increased $24.4 million and $139.0 million due to growth in the SCUSA loan portfolio. Conversely, consumer banking fees for the three-month and nine-month period ended September 30, 2011 also reflect the impact of reduced overdraft fee revenues due to regulatory changes that took effect on August 15, 2010.
Commercial banking fees were $43.9 million and $130.2 million for the three-month and nine-month periods ended September 30, 2011, compared to $47.8 million and $139.7 million for the same periods in 2010, representing decreases of 8.2% and 6.8%, respectively. The Company has been able to maintain the commercial fee levels in spite of declining commercial loan balances due to pricing changes on the commercial deposit and loan portfolios.
Net mortgage banking income/ (expense), net was composed of the following components:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
	(in thousands)
Sales of mortgage loans and related securities	$6,955	$13,187	$13,029	$26,945
Net gains on hedging activities	3,808	8,433	4,042	10,243
Mortgage servicing fees	13,137	13,704	38,894	40,900
Amortization of mortgage servicing rights	(9,677)	(13,957)	(30,488)	(42,560)
Residential mortgage servicing rights (impairments)/recoveries	(39,664)	(11,333)	(42,515)	(473)
Sales and changes to recourse reserves of multi-family loans	(479)	(5,855)	(1,402)	(6,871)
Multi-family mortgage servicing rights (impairments)/recoveries	(23)	(1,577)	4,726	(500)

Total mortgage banking income/(expense), net	$(25,943)	$2,602	$(13,714)	$27,684

Mortgage banking income/(expense) consists of fees associated with servicing loans not held by the Company, as well as amortization and changes in the fair value of mortgage servicing rights and recourse reserves. Mortgage banking income results also include gains or losses on the sales of mortgage, home equity loans and lines of credit and multi-family loans and mortgage-backed securities that were related to loans originated or purchased and held by the Company, as well as gains or losses on mortgage banking derivative and hedging transactions. Mortgage banking derivative instruments include principally interest rate lock commitments and forward sale commitments.
Sales of mortgage loans have decreased for the three-month period and increased for the nine-month period ended September 30, 2011 compared to September 30, 2010. For the three-month and nine-month periods ended September 30, 2011, the Company sold $319.8 million and $840.1 million of loans at gains of $7.0 million and $13.0 million, compared to $469.9 million and $952.7 million of loans at gains of $13.2 million and $26.9 million in the corresponding periods in the prior year.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
At September 30, 2011 and December 31, 2010, the Company serviced residential real estate loans for the benefit of others totaling $14.1 billion and $14.7 billion, respectively. The carrying value of the related mortgage servicing rights at September 30, 2011 and December 31, 2010 was $94.8 million and $146.0 million, respectively. For the three-month and nine-month periods ended September 30, 2011, the Company recorded impairments of $39.7 million and $42.5 million on the mortgage servicing rights, resulting primarily from changes in anticipated loan prepayment rates (CPR) and, to a lesser extent, changes in the anticipated earnings rate on escrow and similar balances. Significant assumptions in the valuation of mortgage servicing rights are anticipated loan prepayment rates (CPR) and the anticipated earnings rate on escrow and similar balances held by the Company in the normal course of mortgage servicing activities. Increases in prepayment speeds (which are generally driven by lower long term interest rates) result in lower valuations of mortgage servicing rights, while lower prepayment speeds result in higher valuations. The escrow related credit spread is the estimated reinvestment yield earned on the serviced loan escrow deposits. Decreases in the anticipated earnings rate on escrow and similar balances result in lower valuations of mortgage servicing rights while increased spreads result in higher valuations. For each of these items, the Company must make market assumptions based on future expectations. All of the assumptions are based on standards that management believes would be utilized by market participants in valuing mortgage servicing rights and are derived and/or benchmarked against independent public sources. Additionally, an independent appraisal of the fair value of the mortgage servicing rights is obtained annually and is used by management to evaluate the reasonableness of the discounted cash flow model. Future changes to prepayment speeds may cause significant future charges or recoveries of previous impairments in future periods.
The Company will periodically sell qualifying mortgage loans to FHLMC, Government National Mortgage Association (“GNMA”) and FNMA in return for mortgage-backed securities issued by those agencies. The Company reclassifies the net book balance of the loans sold to such agencies from loans to investment securities available for sale. For those loans sold to the agencies in which the Company retains the servicing rights, the Company allocates the net book balance transferred between servicing rights and investment securities based on the relative fair values.
The Company previously sold multi-family loans in the secondary market to Fannie Mae while retaining servicing. In September 2009, the Bank elected to stop selling multi-family loans to Fannie Mae and since that time has retained all production for the loan portfolio. Under the terms of the multi-family sales program with Fannie Mae, the Company retained a portion of the credit risk associated with such loans. As a result of this agreement with Fannie Mae, the Company retains a 100% first loss position on each multi-family loan sold to Fannie Mae under such program until the earlier to occur of (i) the aggregate approved losses on the multi-family loans sold to Fannie Mae reaching the maximum loss exposure for the portfolio as a whole or (ii) until all of the loans sold to Fannie Mae under this program are fully paid off.
The Company has established a liability related to the fair value of the retained credit exposure for multi-family loans sold to Fannie Mae. This liability represents the amount that the Company estimates that it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon internal specific information and an industry-based default curve with a range of estimated losses. At September 30, 2011 and December 31, 2010, the Company had a $135.1 million and $171.7 million liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae under this sales program.
At September 30, 2011 and December 31, 2010, the Company serviced $9.9 billion and $11.2 billion, respectively, of multi-family loans for Fannie Mae that had been sold to Fannie Mae pursuant to this program with a maximum potential loss exposure of $169.4 million and $217.9 million, respectively. As a result of this retained servicing on multi-family loans sold to Fannie Mae, the Company had loan servicing assets of $0.9 million and $3.7 thousand at September 30, 2011 and December 31, 2010, respectively. During the three-month and nine-month period ended September 30, 2011, the Company recorded servicing asset amortization of $0.8 million and $3.8 million, respectively, compared to $2.4 million and $7.1 million for the comparable periods in the prior year. Additionally, during the three-month and nine-month periods of 2011, the Company recorded a net servicing impairment of $23.1 thousand and net recoveries of $4.7 million, compared to net impairments of $1.6 million and $0.5 million in the corresponding periods in the prior year.
Capital markets revenues were $6.0 million and $18.7 million for the three-month and nine-month periods ended September 30, 2011, compared to $3.3 million and $11.5 million for the same periods in 2010. Revenues increased during the current year for the three-month and nine-month periods ended due to increased sales volume as well as an increase to average size of each sales transaction.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Bank owned life insurance (BOLI) income represents fluctuations in the cash surrender value of life insurance policies for certain employees where the Bank is the beneficiary of the policies, as well as the receipt of insurance proceeds. The BOLI income was $15.5 million and $42.9 million for the three-month and nine-month periods ended September 30, 2011, compared to $13.6 million and $40.7 million for the comparable periods in the prior year is due primarily to increased death benefits offset by lower returns on certain polices.
Net gains on investment securities were $41.9 million and $123.9 million for the three-month and nine-month periods ended September 30, 2011, compared to net gains of $131.1 million and $200.3 million for the same periods in 2010. The nine-month period ended September 30, 2011 results included other-than-temporary impairment charges in earnings of $325.2 thousand. There were no other-than-temporary impairment charges in earnings recognized in the three-month period ended September 30, 2011. The three-month and nine-month periods ended September 30, 2010 included other-than-temporary impairment charges in earnings of $0.8 million and $3.9 million on certain non-agency mortgage backed securities. Additionally, during the nine-month period ended September 30, 2010, net gains included $14.0 million on the sale of Visa Inc. Class B common shares.
GENERAL AND ADMINISTRATIVE EXPENSES
General and administrative expenses for the three-month and nine-month periods ended September 30, 2011 were $454.6 million and $1.4 billion, compared to $398.1 million and $1.1 billion for the same periods in 2010. This increase was due primarily to increased compensation and benefit expenses and increased loan servicing expenses at SCUSA due to additional employee count and additional servicing fees. Additional increases relate to additional employee count and the reinstatement of personnel benefits at the Bank. From June 2009 to June 2010, the Company ceased matching employee contributions. In July 2010, the Company resumed matching 100.0% of employee contributions up to 3.0% of their compensation and 50.0% of employee contributions between 3.0% and 5.0%.
OTHER EXPENSES
Other expenses consist primarily of amortization of intangibles, deposit insurance expense, merger related and integration charges, equity method investment expense and other restructuring and proxy and related professional fees. Other expenses were $58.6 million and $148.5 million for the three-month and nine-month periods ended September 30, 2011, compared to $44.6 million and $142.7 million for the same periods in 2010.
The Company recorded intangible amortization expense of $13.1 million and $43.0 million for the three-month and nine-month periods ended September 30, 2011, compared to $15.3 million and $48.7 million for the corresponding periods in the prior year. The decrease in the current year period is due primarily to decreased core deposit intangible amortization expense on previous acquisitions and assets that become fully amortized in 2011.
INCOME TAX PROVISION/ (BENEFIT)
An income tax provision of $104.7 million and $426.8 million was recorded for the three-month and nine-month periods ended September 30, 2011, compared to $87.4 million and $195.2 million for the same periods in 2010 resulting in an effective tax rate of 33.7% and 34.7% for the three-month and nine-month periods ended September 30, 2011 compared to 28.4% and 29.9% for the comparable periods in 2010. The statutory tax rate for 2011 and 2010 was 35.0%.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
LINE OF BUSINESS RESULTS
The Retail banking segment net interest income increased $14.1 million and $33.1 million to $183.0 million and $584.3 million for the three-month and nine-month periods ended September 30, 2011 compared to the corresponding periods in the preceding year, due to increased earnings resulting from the $1.7 billion of loans acquired during the first quarter of 2011 and the $181.9 million of credit card loans acquired in the second quarter of 2011. The net spread on a match funded basis for this segment was 1.19% and 1.30% for the three-month and nine-month periods ended September 30, 2011 compared to 1.16% and 1.29% for the same periods in the prior year. The average balance of loans was $24.2 billion for the nine-month period ended September 30, 2011 compared to an average balance of $22.4 billion for the corresponding period in the preceding year. The average balance of deposits was $36.1 billion for the nine-month period ended September 30, 2011, compared to $34.4 billion for the same period a year ago. The provision for credit losses decreased $0.9 million to $54.3 million and $17.9 million to $185.5 million for the three-month and nine-month periods ended September 30, 2011. General and administrative expenses totaled $286.7 million and $832.6 million for the three-month and nine-month periods ended September 30, 2011, compared to $260.8 million and $769.5 million for the three-month and nine-month periods ended September 30, 2010. The increase in general and administrative expenses is due to increased compensation and benefit expense within the Retail banking segment resulting from a higher headcount and the reinstatement of personnel benefits at the Bank during July 2010.
The Specialized Business segment net interest income decreased $10.7 million and $29.3 million to $16.8 million and $60.0 million for the three-month and nine-month periods ended September 30, 2011 compared to the corresponding periods in the preceding year. The net spread on a match funded basis for this segment was 2.54% and 2.67% for the three-month and nine-month periods ended September 30, 2011 compared to 2.50% and 2.43% for the same periods in the prior year. The average balance of loans for the nine-month period ended September 30, 2011 was $2.9 billion compared with $4.8 billion for the corresponding period in the prior year. The provision for credit losses increased $15.1 million to $64.4 million for the three-month period ended September 30, 2011 and decreased $7.3 million to $181.6 million for the nine-month period ended September 30, 2011. General and administrative expenses totaled $10.2 million and $29.5 million for the three-month and nine-month periods ended September 30, 2011, compared to $9.4 million and $29.3 million for the three-month and nine-month periods ended September 30, 2010.
The Corporate banking segment net interest income increased $6.6 million and $21.8 million to $121.3 million and $364.6 million for the three-month and nine-month periods ended September 30, 2011 compared to the corresponding periods in the preceding year. The net spread on a match funded basis for this segment was 1.61% and 1.70% for the three-month and nine-month periods ended September 30, 2011 compared to 1.69% and 1.69% for the same periods in the prior year. The average balance of loans for the nine-month period ended September 30, 2011 was $21.2 billion compared with $20.9 billion for the corresponding period in the prior year. The provision for credit losses increased $36.0 million and $1.6 million to $64.3 million and $164.8 million for the three-month and nine-month periods ended September 30, 2011. General and administrative expenses, including allocated corporate and direct support costs, were $34.7 million and $103.7 million for the three-month and nine-month periods ended September 30, 2011 compared with $34.8 million and $103.0 million for the corresponding periods in the prior year.
The Global banking segment net interest income increased $6.5 million and $25.8 million to $14.9 million and $41.9 million for the three-month and nine-month periods ended September 30, 2011 compared to the corresponding periods in the preceding year. The net spread on a match funded basis for this segment was 1.60% and 1.66% for the three-month and nine-month periods ended September 30, 2011 compared to 1.74% and 1.86% for the same period in the prior year. The decrease in net spread was offset by the increase in the average loan balances. The average balance of loans for the nine-month period ended September 30, 2011 was $2.5 billion compared with $850.0 million for the corresponding period in the prior year. General and administrative expenses, including allocated corporate and direct support costs, were $4.2 million and $10.8 million for the three-month and nine-month periods ended September 30, 2011 compared with $3.7 million and $10.9 million for the corresponding periods in the prior year.
Income before income taxes for Other increased $35.8 million and $1.6 million to $156.2 million and $386.9 million for the three-month and nine-month periods ended September 30, 2011 compared to the corresponding periods in the preceding year. Net interest income decreased $24.7 million and $17.0 million to $77.4 million and $212.6 million for the three-month and nine-month periods ended September 30, 2011 compared to the corresponding periods in the preceding year due to investment yields decreasing 86 basis points for the three-month period ended September 30, 2011 and 67 basis points for the nine-month period ended September 30, 2011. Average investments for the nine-month periods ended September 30, 2011 and 2010 were $16.4 billion and $14.8 billion, respectively, with an average cost of 2.75% and 3.42%.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The SCUSA segment net interest income increased $84.4 million and $405.9 million to $541.2 million and $1.6 billion for the three-month and nine-month periods ended September 30 2011, compared to the corresponding periods in the preceding year, due to increased earnings resulting from the 2010 acquisitions. The average balance of loans for the nine-month period ended September 30, 2011 was $15.3 billion compared to $9.7 billion for the corresponding period in the prior year. The average yield on the loan portfolio for the nine-month period ended September 30, 2011 was 16.49% compared to 19.70% for the corresponding period in the prior year. Average borrowings for the nine-month period ended September 30, 2011 were $14.1 billion with an average cost of 2.60%, compared to $9.2 billion with an average cost of 3.23% in the preceding year. The provision for credit losses was $238.5 million and $508.5 million for the three-month and nine-month periods ended September 30, 2011 compared to $284.1 million and $731.3 million for the three-month and nine-month periods ended September 30, 2010. General and administrative expenses totaled $131.6 million and $415.6 million for the three-month and nine-month periods ended September 30, 2011, compared to $100.1 million and $254.8 million for the three-month and nine-month periods ended September 30, 2010. SCUSA continues to remain profitable due to aggressive pricing on its loan portfolio, favorable financing costs and adequate sources of liquidity which is attributable to its relationship with Santander. Additionally, SCUSA’s successful servicing and collection practices have enabled it to maximize the cash collections on its portfolio. Future profitability levels will depend on controlling credit losses and continuing to be able to effectively price its portfolio. SCUSA’s business has also been favorably impacted by the fact that certain competitors have exited the subprime auto market.
FINANCIAL CONDITION
LOAN PORTFOLIO
At September 30, 2011, commercial loans (excluding multi-family loans) totaled $22.2 billion representing 33.9% of the Company’s loan portfolio, compared to $22.4 billion, or 34.4% of the loan portfolio at December 31, 2010 and $27.7 billion, or 42.9% of the loan portfolio at September 30, 2010. At September 30, 2011 and December 31, 2010, only 16% and 13%, respectively, of the total commercial portfolio was unsecured. The ability for the Company to originate commercial loans to credit worthy customers in recent quarters has been limited due to challenging economic conditions which has resulted in reduced loan demand.
At September 30, 2011, multi-family loans totaled $7.0 billion representing 10.7% of the Company’s loan portfolio, compared to $6.7 billion, or 10.4% of the loan portfolio at December 31, 2010 and $5.8 billion or 9.0% of the loan portfolio at September 30, 2010. The increase in multi-family loans is due to the Company’s decision not to sell any multi-family loan production during 2010 in order to increase the percentage of the Company’s assets in this lower risk asset class.
The consumer loan portfolio (including held for sale) secured by real estate, consisting of home equity loans and lines of credit and residential loans, totaled $18.3 billion at September 30, 2011, representing 27.9% of the Company’s loan portfolio, compared to $18.2 billion, or 27.9%, of the loan portfolio at December 31, 2010 and $18.0 billion or 27.8% of the loan portfolio at September 30, 2010. The Company entered into a credit default swap in 2006 on a portion of the residential real estate loan portfolio through a synthetic securitization structure. Under the terms of the credit default swap, the Company fulfilled the first loss exposure of $5.2 million as the Protected Party to the transaction. The Company will be reimbursed for losses up to $42.1 million on the loans within the portion of the loan portfolio, which totaled $1.5 billion at September 30, 2011. Any losses sustained after the $42.1 million is reimbursed are the responsibility of the Company. This credit default swap term is equal to the term of the loan portfolio.
The consumer loan portfolio not secured by real estate, consisting of automobile loans and other consumer loans, totaled $18.2 billion at September 30, 2011, representing 27.7% of the Company’s loan portfolio, compared to $17.8 billion, or 27.4%, of the loan portfolio at December 31, 2010 and $13.1 billion or 20.3% of the loan portfolio at September 30, 2010. Excluding SCUSA, auto loans have declined to $1.2 billion at September 30, 2011 compared to $1.9 billion at December 31, 2010 and $2.2 billion at September 30, 2010 due to run-off in the Bank’s indirect auto loan portfolio. The Bank ceased originating all indirect auto loans as of January 2009.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
NON-PERFORMING ASSETS
Non-performing assets were $2.3 billion or 2.49% of total assets at September 30, 2011, compared to $2.9 billion or 3.29% of total assets at December 31, 2010 and $3.0 billion or 3.39% of total assets at September 30, 2010. The decreases from the December 31, 2010 period were primarily driven by the commercial and residential mortgage loan portfolios. The decreases from the September 30, 2010 period were primarily driven by the commercial loan portfolios. Future changes to delinquency and non-performing assets levels will have a significant impact on the financial results.
The Company places all commercial and residential mortgage loans on non-performing status at 90 days delinquent or sooner if management believes the loan has become impaired unless return to current status is expected imminently. A loan is considered to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay (e.g. less than 90 days) or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired.
For the majority of auto loans, the accrual of interest is discontinued and reversed once an account becomes past due 60 days or more. All other consumer loans, excluding credit cards, continue to accrue interest until they are 90 days delinquent, at which point they are either charged-off or placed on non-accrual status and anticipated losses are reserved. Credit cards remain accruing interest until they are 180 days delinquent, at which point they are charged-off and all interest is removed from interest income. At 180 days delinquent, anticipated losses on residential real estate loans are fully reserved for or charged off.
Loans that have been classified as non-accrual remain classified as non-accrual until the loan is able to sustain a period of repayment which is typically defined as six months for a monthly amortizing loan at which time, accrual of interest resumes
The following table presents the composition of non-performing assets at the dates indicated:

	September 30,	December 31,
	2011	2010
	(in thousands)
Non-accrual loans:
Commercial:
Commercial real estate	$455,731	$653,221
Commercial and industrial	340,277	528,333
Multi-family	136,783	224,728

Total commercial loans	932,791	1,406,282

Consumer:
Residential mortgages	440,433	602,027
Consumer loans secured by real estate	106,631	125,310
Consumer not secured by real estate	554,458	592,650

Total consumer loans	1,101,522	1,319,987

Total non-accrual loans	2,034,313	2,726,269

Other real estate owned	173,715	143,149
Other repossessed assets	77,104	79,854

Total other real estate owned and other repossessed assets	250,819	223,003

Total non-performing assets	$2,285,132	$2,949,272

Past due 90 days or more as to interest or principal and accruing interest	$3,794	$169
Annualized net loan charge-offs to average loans (2)	1.82%	2.01%
Non-performing assets as a percentage of total assets	2.49%	3.29%
Non-performing loans as a percentage of total loans	3.09%	4.18%
Non-performing assets as a percentage of total loans, real estate owned and repossessed assets	3.46%	4.51%
Allowance for credit losses as a percentage of total non-performing assets (1)	111.2%	84.7%
Allowance for credit losses as a percentage of total non-performing loans (1)	124.9%	91.6%

(1)	Allowance for credit losses is comprised of the allowance for loan losses and the reserve for unfunded commitments, which is included in other liabilities.

(2)	Annualized net loan charge-offs to average loans is calculated as annualized net loan charge-off as of nine-month period ended September 30, 2011 divided the nine-month average loan balance.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company’s allowance for credit losses as a percentage of total loans has increased to 3.87% at September 30, 2011 compared to 3.83% at December 31, 2010 and 3.79% at September 30, 2010. Although non-performing assets remain at elevated levels, the Company has seen improvements from December 31, 2010 levels in the nine-month period ended September 30, 2011. The increase in the allowance as a percentage of total loans increased at September 30, 2011 compared to December 31, 2010 due to the increase in the reserve for unfunded lending commitments of $57.0 million. The allowance for loan losses decreased $12.1 million when comparing September 30, 2011 to December 31, 2010. Excluding loans that are classified as non-accrual, loans past due have declined from $2.2 billion at year end to $1.8 billion at September 30, 2011. The increase was attributed to allowance increases at SCUSA.
Loans ninety (90) days or more past due and still accruing interest increased $3.6 million from December 31, 2010 to September 30, 2011, primarily due to the purchase of the credit card portfolio during the second quarter of 2011. Potential problem loans (commercial loans delinquent more than 30 days but less than 90 days, although not currently classified as non-performing loans) amounted to approximately $128.5 million and $268.4 million at September 30, 2011 and December 31, 2010, respectively.
In response to higher levels of other real estate owned, the Company has updated and enhanced existing policies and governance, and streamlined and enhanced procedures to manage reporting and sales.
TROUBLED DEBT RESTRUCTURINGS
Troubled debt restructurings (“TDRs”) are loans that have been modified whereby the Company has agreed to make certain concessions to the customer (reduction of interest rate, extension of term or forgiveness of a portion of the loan) to maximize the ultimate recovery of a loan. TDRs remain in non-accrual status until the Company believes repayment under the revised terms are reasonably assured and a sustained period of repayment performance was achieved (typically defined as six months for a monthly amortizing loan). Loan restructurings generally occur when a borrower is experiencing, or is expected to experience, financial difficulties in the near-term. Consequently, a modification that would otherwise not be considered is granted to the borrower.
The following table summarizes TDRs at the dates indicated:

	September 30,	December 31,
	2011	2010
	(in thousands)
Performing:
Commercial	$85,903	$35,629
Residential mortgages	361,005	220,382
Consumer	167,766	200,033

Subtotal performing	$614,674	$456,044

Non-performing:
Commercial	$33,781	$68,517
Residential mortgages	113,575	131,807
Consumer	38,086	44,790

Subtotal non-performing	$185,442	$245,114

Total	$800,116	$701,158

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
ALLOWANCE FOR CREDIT LOSSES
The following table presents the allocation of the allowance for loan losses and the percentage of each loan type to total loans at the dates indicated:

	September 30, 2011		December 31, 2010
		% of		% of
		Loans to		Loans to
		Total		Total
	Amount	Loans	Amount	Loans
	(in thousands)
Allocated allowance:
Commercial loans	$864,274	45%	$905,786	45%
Consumer loans	1,318,649	55	1,275,982	55
Unallocated allowance	2,379	n/a	15,682	n/a

Total allowance for loan losses	$2,185,302	100%	$2,197,450	100%
Reserve for unfunded lending commitments	357,601		300,621

Total allowance for credit losses	$2,542,903		$2,498,071

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
Management regularly monitors the condition of the portfolio, considering factors such as historical loss experience, trends in delinquency and non-performing loans, changes in risk composition and underwriting standards, experience and ability of staff and regional and national economic conditions and trends.
For the commercial loan portfolios excluding small business loans (businesses with sales of up to $3.0 million), the Company has specialized credit officers, a monitoring unit and workout units that identify and manage potential problem loans. Changes in management factors, financial and operating performance, company behavior, industry factors and external events and circumstances are evaluated on an ongoing basis to determine whether potential impairment is evident and additional analysis is needed. For the commercial loan portfolios, risk ratings are assigned to each individual loan to differentiate risk within the portfolio and are reviewed on an ongoing basis by credit risk management and revised, if needed, to reflect the borrowers’ current risk profiles and the related collateral positions. The risk ratings consider factors such as financial condition, debt capacity and coverage ratios, market presence and quality of management. Workout officers reassess the most adversely rated borrowers on a quarterly basis, and credit officers review all other borrowers on a regular basis no less than once per year. The Company’s Internal Asset Review group regularly performs loan reviews and assesses the appropriateness of assigned risk ratings. Risk rating actions are generally reviewed formally by one or more Credit Committees depending on the size of the loan and the type of risk rating action being taken. When a credit’s risk rating is downgraded to a certain level, the relationship must be reviewed more frequently and detailed reports completed that document risk management strategies for the credit going forward. When credits are downgraded beyond a certain level, the Company’s workout department becomes responsible for managing the credit risk.
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
When management determines that the value of an impaired loan is less than its carrying amount, the Company recognizes impairment through a provision estimate or a charge-off to the allowance. Management performs these assessments on at least a quarterly basis. For commercial loans, a charge-off is recorded when management determines the Bank will not collect 100% of a loan based on the fair value of the collateral, less costs to sell the property, or the net present value of expected future cash flows. Charge-offs are recorded on a monthly basis and partial charged-off loans continue to be evaluated on a quarterly basis and additional charge-offs or loan loss provisions may be taken on the remaining loan balance utilizing the same criteria.
The portion of the allowance for loan losses related to the commercial portfolio decreased from $905.8 million at December 31, 2010 (3.11% of commercial loans) to $864.3 million at September 30, 2011 (2.96% of commercial loans).
The consumer loan and small business loan portfolios are monitored for credit risk and deterioration with statistical tools considering factors such as delinquency, loan to value, and credit scores. Management evaluates the consumer portfolios throughout their life cycle on a portfolio basis.
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
For both residential and home equity loans, loss severity assumptions are incorporated into the loan loss reserve models to estimate the loan balances that will ultimately charge-off. These assumptions are based on recent loss experience for six loan-to-value bands within the portfolios. Current loan-to-value ratios are updated based on movements in the state level Federal Housing Finance Agency House Pricing Indexes. For non-performing loans, current loan-to-value ratios are generated by obtaining broker price opinions which are refreshed every six months. Values obtained are used to estimate ultimate losses.
As of September 30, 2011, approximately 11.3% and 12.5% of the residential mortgage loan portfolio and home equity loan portfolio had loan-to-value ratios above 100% compared with approximately 19% and 18%, respectively, at December 31, 2010. No loans were originated with LTVs in excess of 100%.
For home equity lines of credit (HELOC), if the value of the property decreases more than 50.0% of the homes equity from the time the HELOC was issued, the Bank will review the line of credit and the borrower’s full relationship with the Bank to determine if it is appropriate to close the line to mitigate the risk associated with further collateral devaluation.
For auto loans, the Company charges off accounts in repossession when the automobile is repossessed and legally available for disposition. Auto loans are charged off through the allowance for loan loss when the loan becomes 121 days delinquent and the Company has not repossessed the related vehicle.
The allowance for the consumer loans was $1.3 billion at September 30, 2011 and December 31, 2010. The allowance as a percentage of consumer loans was 3.62% at September 30, 2011 and 3.54% at December 31, 2010. This increase is due primarily to SCUSA loan acquisitions during 2010.
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
Regardless of the extent of the Company’s analysis of customer performance, portfolio evaluations, trends or risk management processes established, a level of imprecision will always exist due to the judgmental nature of loan portfolio and/or individual loan evaluations. The Company maintains an unallocated allowance to recognize the existence of these exposures. The unallocated allowance for loan losses was $2.4 million at September 30, 2011 and $15.7 million at December 31, 2010. Management continuously evaluates its allowance methodology; however the unallocated allowance is subject to changes each reporting period due to certain inherent but undetected losses; which are probable of being realized within the loan portfolio.
In addition to the allowance for loan losses, the Bank also estimates probable losses related to unfunded lending commitments. Unfunded lending commitments are subject to individual reviews, and are analyzed and segregated by risk according to the Company’s internal risk rating scale. These risk classifications, in conjunction with an analysis of historical loss experience, current economic conditions and performance trends within specific portfolio segments, and any other pertinent information result in the estimation of the reserve for unfunded lending commitments. Additions to the reserve for unfunded lending commitments are made by charges to the provision for credit losses.
The reserve for unfunded lending commitments has increased to $357.6 million at September 31, 2011 from $300.6 million at December 31, 2010 due to increased volumes to large customers in the commercial portfolio as well as increased volumes in global banking and international trade
The risk factors of the allowance for loan losses and reserve for unfunded lending commitments are continuously reviewed and revised by management where conditions indicate that the estimates initially applied are different from actual results. The Company also performs a comprehensive analysis of the allowance for loan losses and reserve for unfunded lending commitments on a quarterly basis. In addition, a review of allowance levels based on nationally published statistics is conducted quarterly.
The factors supporting the allowance for loan losses and the reserve for unfunded lending commitments do not diminish the fact that the entire allowance for loan losses and the reserve for unfunded lending commitments are available to absorb losses in the loan portfolio and related commitment portfolio, respectively. The Company’s principal focus is to ensure the adequacy of the total allowance for loan losses and reserve for unfunded lending commitments.
The allowance for loan losses and the reserve for unfunded lending commitments are subject to review by banking regulators. The Company’s primary bank regulators regularly conduct examinations of the allowance for loan losses and reserve for unfunded lending commitments and make assessments regarding their adequacy and the methodology employed in their determination.
As mentioned previously, the Company, through its SCUSA subsidiary, acquires loans at a substantial discount from certain companies. Part of this discount is attributable in part to future expected credit losses. Upon acquisition of a portfolio of loans, SCUSA will project future credit losses on the pool and will amortize this discount to interest income in accordance with Accounting Standard Codification 310-30. The amount of nonaccretable loan discount at September 30, 2011 totaled $722.0 million compared to $966.5 million at December 31, 2010. The reason for the decrease is due primarily to charge-offs during the nine—month period ended September 30, 2011.
INVESTMENT SECURITIES
Investment securities consist primarily of mortgage-backed securities, tax-free municipal securities, U.S. Treasury and government agency securities, corporate debt securities, asset backed securities and stock in the Federal Home Loan Bank of Pittsburgh (“FHLB”). Mortgage-backed securities consist of pass-through and collateralized mortgage obligations issued by federal agencies or private label issuers. The Company’s mortgage-backed securities are either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by Standard and Poor’s and Moody’s at the date of issuance. The Company purchases classes which are senior positions backed by subordinate classes. The subordinate classes absorb the losses and must be completely eliminated before any losses flow through the senior positions. The average life of the available-for-sale investment portfolio at September 30, 2011 was 4.36 years compared to 6.06 years at December 31, 2010.
Total investment securities available-for-sale increased to $13.8 billion at September 30, 2011, compared to $13.4 billion at December 31, 2010. For additional information with respect to the Company’s investment securities, see Note 3 in the Notes to Consolidated Financial Statements.
Other investments, which consists of FHLB stock and repurchase agreements, decreased from $0.6 billion at December 31, 2010 to $0.5 billion at September 30, 2011.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill was $4.1 billion at September 30, 2011 and December 31, 2010. Other intangibles, net of accumulated amortization, was $160.1 million at September 30, 2011 and $188.9 million at December 31, 2010. The decrease of $28.8 million is due to year-to-date amortization expense of $43.0 million, partially offset by the PCCR intangible asset acquired during the second quarter of 2011 as part of the credit card acquisition in the amount of 14.2 million.
Goodwill and other indefinite lived intangible assets are not amortized on a recurring basis, but are subject to periodic impairment testing. This testing is required annually, or more frequently if events or circumstances indicate there may be impairment. Impairment testing is performed at the reporting unit level and not on an individual acquisition basis and is a two-step process. The first step is to compare the fair value of the reporting unit to its carrying value (including its allocated goodwill). If the fair value of the reporting unit is in excess of its carrying value, there is no impairment charge recorded. If the carrying value of a reporting unit is in excess of its fair value, a second step needs to be performed. The second step entails calculating the implied fair value of goodwill as if a reporting unit is purchased at its step 1 fair value. This is determined in the same manner as goodwill in a business combination. If the implied fair value of goodwill is in excess of the reporting units allocated goodwill amount, no impairment charge is required. Management evaluated the goodwill at December 31, 2010 and determined that it was not impaired. No impairment indicators have been noted since December 31, 2010 and as such, no impairment test has been performed. The Company will perform its annual goodwill impairment test at December 31, 2011.
DEPOSITS AND OTHER CUSTOMER ACCOUNTS
The Bank attracts deposits within its primary market area with an offering of deposit instruments including demand accounts, NOW accounts, money market accounts, savings accounts, certificates of deposit and retirement savings plans. Total deposits and other customer accounts at September 30, 2011 were $47.4 billion compared to $42.7 billion at December 31, 2010. The growth in deposits was mainly due to money market accounts and wholesale certificates of deposits, which increased $2.4 billion and $846.8 million from December 31, 2010 to September 30, 2011.
BORROWINGS AND OTHER DEBT OBLIGATIONS
The Company utilizes borrowings and other debt obligations as a source of funds for its asset growth and its asset/liability management. Collateralized advances are available from the FHLB provided certain standards related to creditworthiness have been met. Funding is also available from the Federal Reserve discount window through the pledging of certain assets. The Company also utilizes reverse repurchase agreements, which are short-term obligations collateralized by securities fully guaranteed as to principal and interest by the U.S. Government or an agency thereof, and federal funds lines with other financial institutions. The Company, through its SCUSA subsidiary, has warehouse lines of credit agreements with Santander, as well as other financial institutions. SCUSA also securitizes some of its retail automotive installment contracts which are structured as secured financings. These transactions are paid using the cash flows from the underlying retail automotive installment contracts which serve as collateral. During 2010, the Company has initiated a holding company level commercial paper issuance program, which is backed by committed lines from Santander, to take advantage of attractive yields given the market appetite for top tier issuers of money market solutions. As of September 30, 2011, the Company had $61.8 million of outstanding commercial paper with an effective rate of 0.76%. Total borrowings at September 30, 2011 and December 31, 2010 were $30.2 billion and $33.6 billion, respectively. See Note 8 for further discussion and details on the Company’s borrowings and other debt obligations.
OFF BALANCE SHEET ARRANGEMENTS
Securitization transactions contribute to the Company’s overall funding and regulatory capital management. These transactions involve periodic transfers of loans or other financial assets to special purpose entities (“SPE’s”). The vast majority of the Company’s SPE’s are consolidated on the Company’s balance sheet at September 30, 2011. The balance of loans in unconsolidated SPE’s totaled $56.9 million at September 30, 2011.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The Company enters into partnerships, which are variable interest entities, with real estate developers for the construction and development of low-income housing. The partnerships are structured with the real estate developer as the general partner and the Company as the limited partner. The Company is not the primary beneficiary of these variable interest entities as the Company is not involved in direct management of the activities of these entities. The Company’s risk of loss is limited to its investment in the partnerships, which totaled $101.0 million at September 30, 2011 and any future cash obligations that the Company has committed to the partnerships. Future cash obligations related to these partnerships totaled $0.5 million at September 30, 2011. The Company’s investments in these partnerships are accounted for under the equity method.
BANK REGULATORY CAPITAL
The Financial Institutions Reform, Recovery and Enforcement Act (“FIRREA”) requires institutions regulated by the Bank’s primary regulator to have a minimum tangible capital ratio equal to 1.5% of tangible assets, and a minimum core or leverage ratio equal to 4.0% of tangible assets, and a risk-based capital ratio equal to 8.0% as defined. The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) requires regulated institutions to have minimum tangible capital equal to 2.0% of total tangible assets.
The FDICIA established five capital tiers: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution’s capital tier depends upon its capital levels in relation to various relevant capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized or adequately-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities. At September 30, 2011 and December 31, 2010, the Bank had met all quantitative thresholds necessary to be classified as well-capitalized under regulatory guidelines.
Federal banking laws, regulations and policies also limit the Bank’s ability to pay dividends and make other distributions to the Company. The Bank is required to give prior notice to its primary regulator before paying any dividend. In addition, the Bank must obtain prior regulatory approval to declare a dividend or make any other capital distribution if, after such dividend or distribution, the Bank’s total distributions to the Company within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years, or if the Bank is not adequately capitalized at the time. In addition, prior approval would be required if the Bank’s examination or CRA ratings fall below certain levels or the Bank is notified by its regulator that it is a problem association or an association in troubled condition. During the three years following the period-ended September 30, 2010, the Bank must obtain the written non-objection of the primary regulator to declare a dividend or make any other capital distribution.
The following schedule summarizes the actual capital balances of the Bank at September 30, 2011 and December 31, 2010:

	TIER 1	TIER 1	TOTAL
	LEVERAGE	RISK-BASED	RISK-BASED
	CAPITAL	CAPITAL	CAPITAL
REGULATORY CAPITAL	RATIO	RATIO	RATIO
	(dollars in thousands)
Sovereign Bank at September 30, 2011:
Regulatory capital	$8,300,343	$8,228,617	$9,540,408
Minimum capital requirement (1)	2,867,770	2,283,889	4,567,778

Excess	$5,432,573	$5,944,728	$4,972,630

Sovereign Bank capital ratio	11.58%	14.41%	16.71%

Sovereign Bank at December 31, 2010:
Regulatory capital	$7,736,164	$7,680,472	$9,092,918
Minimum capital requirement (1)	2,707,475	2,283,372	4,566,745

Excess	$5,028,689	$5,397,100	$4,526,173

Sovereign Bank capital ratio	11.43%	13.45%	15.93%

(1)	Minimum capital requirement as defined by the primary regulator

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
LIQUIDITY AND CAPITAL RESOURCES
Liquidity represents the ability of the Company to obtain cost effective funding to meet the needs of customers, as well as the Company’s financial obligations. Factors that impact the liquidity position of the Company include loan origination volumes, loan prepayment rates, maturity structure of existing loans, core deposit growth levels, certificate of deposit maturity structure and retention, the Company’s credit ratings, investment portfolio cash flows, maturity structure of wholesale funding, etc. These risks are monitored and centrally managed. This process includes reviewing all available wholesale liquidity sources. As of September 30, 2011, the Company had $28.0 billion in unused available overnight liquidity in the form of unused federal funds purchased lines, unused FHLB borrowing capacity, unused borrowing lines with the Federal Reserve Bank and unencumbered investment portfolio securities. The Company also forecasts future liquidity needs and develops strategies to ensure adequate liquidity is available at all times.
The Bank has several sources of funding to meet its liquidity requirements, including the liquid investment securities portfolio, the core deposit base, the ability to acquire large deposits, FHLB borrowings, Federal Reserve borrowings, wholesale deposit purchases, federal funds purchased and reverse repurchase agreements.
The Company has the following major sources of funding to meet its liquidity requirements: dividends and returns of investment from its subsidiaries, short-term investments held by nonbank affiliates and access to the capital markets. Additionally, the Company has the ability to raise funds through Santander and certain subsidiaries of Santander.
As of September 30, 2011, the Company had over $22.8 billion in committed liquidity from the FHLB and the Federal Reserve Bank. Of this amount, $13.5 billion is unused and can be used to provide additional borrowing capacity and liquidity for the Company. At September 30, 2011, liquid assets (defined as cash and cash equivalents, loans held for sale, and securities available for sale exclusive of securities pledged as collateral) totaled approximately $14.4 billion or 30.5% of total deposits. This compares to $9.5 billion, or 22.2%, of total deposits, at December 31, 2010. The Company also has available liquidity from unencumbered securities and other market sources of $13.0 billion, as well as cash deposits at September 30, 2011 of $3.2 billion. Management believes that the Company has ample liquidity to fund its operations.
The investment portfolio contains certain non-agency mortgage backed securities which are not actively traded. In certain instances, the Company is the sole investor of the issued security. The Company evaluates prices from a third party pricing service, third party broker quotes for certain securities and from another independent third party valuation source to determine their estimated fair value. The fair value estimates assume liquidation in an orderly market and not under distressed circumstances. If the Company was required to sell these securities, actual proceeds received could potentially be significantly less than the estimated fair values.
On July 15, 2010, the Company entered into a commercial paper program under which the Company may issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $2.0 billion. The proceeds of the commercial paper issuances are used for general corporate purposes. Amounts available under the program may be re-borrowed. At September 30, 2011 and December 31, 2010, the outstanding balance of unsecured commercial paper notes was $61.8 million and $968.4 million, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
CONTRACTUAL OBLIGATIONS AND COMMITMENTS
The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and its asset/liability management, to fund acquisitions, and to meet required capital needs. These obligations require the Company to make cash payments over time as detailed in the table below.

	Payments Due by Period
		Less than	Over 1 yr	Over 3 yrs	Over
	Total	1 year	to 3 yrs	to 5 yrs	5 yrs
	(in thousands)
FHLB advances (1)	$11,088,127	$1,358,364	$2,540,084	$5,676,964	$1,512,715
Federal funds purchased (1)	2,003,007	2,003,007	—	—	—
Commercial paper	61,830	61,830	—	—	—
Other debt obligations (1) (2)	18,666,112	7,198,517	3,644,370	3,868,093	3,955,132
Junior subordinated debentures due to capital trust entities (1) (2)	2,144,451	211,485	112,110	364,670	1,456,186
Certificates of deposit (1)	10,277,089	5,998,812	2,673,138	1,595,155	9,984
Investment partnership commitments (3)	451	358	26	26	41
Operating leases	704,628	108,704	187,391	145,185	263,348

Total contractual cash obligations	$44,945,695	$16,941,077	$9,157,119	$11,650,093	$7,197,406

(1)	Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at September 30, 2011. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Includes all carrying value adjustments, such as unamortized premiums or discounts and hedge basis adjustments.

(3)	The commitments to fund investment partnerships represent future cash outlays for the construction and development of properties for low-income housing, and historic tax credit projects. The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership or operating agreement, and could change due to variances in the construction schedule, project revisions, or the cancellation of the project.
Excluded from the above table are deposits of $37.4 billion that are due on demand by customers. Additionally, $113.7 million of tax liabilities associated with unrecognized tax benefits have been excluded due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations.
The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage its exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, loans sold with recourse, forward contracts and interest rate swaps, caps and floors. These financial instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The contract or notional amounts of these financial instruments reflect the extent of involvement the Company has in particular classes of financial instruments. Commitments to extend credit, including standby letters of credit, do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.
The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and loans sold with recourse is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. For interest rate swaps, caps and floors and forward contracts, the contract or notional amounts do not represent exposure to credit loss. The Company controls the credit risk of its interest rate swaps, caps and floors and forward contracts through credit approvals, limits and monitoring procedures.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Amount of Commitment Expiration per Period:

	Total
	Amounts	Less than	Over 1 yr	Over 3 yrs
Other Commitments	Committed	1 year	to 3 yrs	to 5 yrs	Over 5 yrs
	(in thousands)
Commitments to extend credit	$17,149,580	$5,223,936	$2,962,416	$3,731,169	$5,232,059
Standby letters of credit	2,797,527	1,451,473	979,955	216,200	149,899
Loans sold with recourse	245,399	10,436	69,326	48,233	117,404
Forward buy commitments	522,769	506,989	15,780	—	—

Total commitments	$20,715,275	$7,192,834	$4,027,477	$3,995,602	$5,499,362

The Company’s standby letters of credit meet the definition of a guarantee under the guarantees topic of the FASB Accounting Standards Codification. These transactions are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 1.5 years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company has various forms of collateral, such as real estate assets and customer business assets. The maximum undiscounted exposure related to these commitments at September 30, 2011 was $2.8 billion, and the approximate value of the underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $2.1 billion. The fees related to standby letters of credit are deferred and amortized over the life of the commitment. These fees are immaterial to the Company’s financial statements at September 30, 2011. Management believes that the utilization rate of these standby letters of credit will continue to be substantially less than the amount of these commitments, as has been the Company’s experience to date.
ASSET AND LIABILITY MANAGEMENT
Interest rate risk arises primarily through the Company’s traditional business activities of extending loans and accepting deposits. Many factors, including economic and financial conditions, movements in market interest rates and consumer preferences, affect the spread between interest earned on assets and interest paid on liabilities. Interest rate risk is managed centrally by the Company’s risk management group with oversight by the Asset and Liability Committee. In managing the interest rate risk, the Company seeks to minimize the variability of net interest income across various likely scenarios while at the same time maximizing the net interest income and net interest margin. To achieve these objectives, the Treasury Group works closely with each business line in the Company and guides new business. The Treasury Group also uses various other tools to manage interest rate risk including wholesale funding maturity targeting, investment portfolio purchase strategies, asset securitization/sale and financial derivatives.
Interest rate risk focuses on managing four elements of risk associated with interest rates: basis risk, repricing risk, yield curve risk and option risk. Basis risk stems from rate index timing differences with rate changes, such as differences in the extent of changes in fed funds compared with three-month LIBOR. Repricing risk stems from the different timing of contractual repricing such as, one-month versus three-month reset dates. Yield curve risk stems from the impact on earnings and market value due to different shapes and levels of yield curves. Optionality risk stems from prepayment or early withdrawal risk embedded in various products. These four elements of risk are analyzed through a combination of net interest income simulations, shocks to the net interest income simulations, scenarios and market value analysis and the subsequent results are reviewed by management. Numerous assumptions are made to produce these analyses including, but not limited to, assumptions on new business volumes, loan and investment prepayment rates, deposit flows, interest rate curves, economic conditions and competitor pricing.
The Company simulates the impact of changing interest rates on the expected future interest income and interest expense (net interest income sensitivity). This simulation is run monthly and it includes various scenarios that help management understand the potential risks in net interest income sensitivity. These scenarios include both parallel and non-parallel rate shocks as well as other scenarios that are consistent with quantifying the four elements of risk. This information is used to develop proactive strategies to ensure that the Company’s risk position remains close to neutral so that future earnings are not significantly adversely affected by future interest rates.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The table below discloses the estimated sensitivity to the Company’s net interest income based on interest rate changes:

The following estimated percentage
If interest rates changed in parallel by the	increase/(decrease) to
amounts below at September 30, 2011	net interest income would result
Up 100 basis points	2.28%
Up 200 basis points	4.44%
Down 100 basis points	(3.12)%
Because the assumptions used are inherently uncertain, the Company cannot precisely predict the effect of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes, the difference between actual experience and the assumed volume and characteristics of new business and behavior of existing positions, and changes in market conditions and management strategies, among other factors.
The Company also focuses on calculating the market value of equity (“MVE”). This analysis is very useful as it measures the present value of all estimated future interest income and interest expense cash flows of the Company over the estimated remaining life of the balance sheet. MVE is calculated as the difference between the market value of assets and liabilities. The MVE calculation utilizes only the current balance sheet and therefore does not factor in any future changes in balance sheet size, balance sheet mix, yield curve relationships and product spreads which may mitigate the impact of any interest rate changes.
Management looks at the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk and also highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at September 30, 2011 and December 31, 2010. All dollar balances are in thousands:

	The following estimated percentage
If interest rates	increase/(decrease) to MVE would result
changed in parallel by	September 30, 2011	December 31, 2010
Base	$8,644,839	$6,910,151
Up 200 basis points	(4.61)%	(8.43)%
Up 100 basis points	(1.12)%	(3.86)%
Neither the net interest income sensitivity analysis nor the MVE analysis contemplates changes in credit risk of the loan and investment portfolio from changes in interest rates. The amounts above are the estimated impact due solely to a parallel change in interest rates.
Pursuant to its interest rate risk management strategy, the Company enters into derivative relationships such as interest rate exchange agreements (swaps, caps, and floors) and forward sale or purchase commitments. The Company’s objective in managing the interest rate risk is to provide sustainable levels of net interest income while limiting the impact that changes in interest rates have on net interest income.
Interest rate swaps are generally used to convert fixed rate assets and liabilities to variable rate assets and liabilities and vice versa. The Company utilizes interest rate swaps that have a high degree of correlation to the related financial instrument.
As part of the overall business strategy, the Company, through the Bank, originates fixed rate residential mortgages. It sells a portion of this production to FHLMC, FNMA, and private investors. The loans are exchanged for cash or marketable fixed rate mortgage-backed securities which are generally sold. This helps insulate the Company from the interest rate risk associated with these fixed rate assets. The Company uses forward sales, cash sales and options on mortgage-backed securities as a means of hedging against changes in interest rate on the mortgages that are originated for sale and on interest rate lock commitments.
To accommodate customer needs, the Company enters into customer-related financial derivative transactions, primarily consisting of interest rate swaps, caps, floors and foreign exchange contracts. Risk exposure from customer positions is managed through transactions with other dealers.
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
The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2011. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2011 to ensure that information required to be disclosed by the Company in reports the Company files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) accumulated and communicated to the Company’s management, including the Company’s principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting
During the second quarter of 2011, the Company implemented a new General Ledger system which will provide a flexible architecture to interface with Santander’s global systems. The implementation of this new system was determined to have a material impact to the Company’s internal control over financial reporting.
Other than the changes mentioned above, no other changes in the Company’s internal control over financial reporting occurred during 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION

Item 1	— Legal Proceedings
Reference should be made to Note 10 to the Consolidated Financial Statements for disclosure regarding the lawsuit filed by SHUSA against the Internal Revenue Service and Note 13 to the Consolidated Financial Statements for SHUSA’s litigation disclosure which is incorporated herein by reference.

Item 1A	— Risk Factors
There are no material changes from the risk factors set forth under Part I, Item 1A Risk Factors, in the Corporation’s 2010 Annual Report on Form 10-K, other than modifications to the “Reputational and Compliance Risk Exists Related to the Company’s Foreclosure Activities” risk factor as described in “Foreclosure Matters” in Part I, Item 2 of this Quarterly Report on Form 10-Q, the risk factor related to the ratings downgrade of United States sovereign debt on August 5, 2011 described in “Credit Risk Environment” in Part 1, Item 2 of this Quarterly Report on Form 10-Q and the risk factor related to compromises of the Company’s data security described below.
Compromises of the Company’s data security could materially harm the Company’s reputation and business.
The Company is subject to data security breaches. In the ordinary course of business, the Company’s activities include the collection, storage and transmission of certain personal and financial information from individuals, such as customers and employees. Security breaches could expose the Company to a risk of loss of this information, litigation, and potential liability. The Company’s cyber security measures may be breached due to the actions of outside parties, employee error, or otherwise, and, as a result, an unauthorized party may obtain access to the Company’s or customers’ information. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to the Company’s or customers’ information. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to the Company’s reputation, and a loss of confidence that could potentially have an adverse effect on future business with current and potential customers. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, the Company may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of the Company’s security occurs, the market perception of the effectiveness of the Company’s cyber security measures could be harmed and the Company could lose potential future business.

Item 2	— Unregistered Sales of Equity Securities and Use of Proceeds.
No shares of the Company’s common stock were repurchased during the three-month or nine-month periods ended September 30, 2011.

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

SANTANDER HOLDINGS USA, INC. (Registrant)
Date: November 11, 2011	/s/ Jorge Morán
Jorge Morán
President and Chief Executive Officer (Authorized Officer)

Date: November 11, 2011	/s/ Guillermo Sabater
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