Form 10-K
period 2011-12-31
Santander Holdings USA, Inc.
filed 2012-03-16
CIK 811830

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,

for the fiscal year ended December 31, 2011, or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934,

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

Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

No Common Stock of the Registrant was held by nonaffiliates of the Registrant at June 30, 2011. As of February 28, 2012, the Registrant had 520,307,043 shares of Common Stock outstanding.

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

These forward-looking statements include statements with respect to SHUSA’s vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of SHUSA and are not historical facts. Although SHUSA believes that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors (some of which are beyond SHUSA’s control). Among the factors, that could cause SHUSA’s financial performance to differ materially from that expressed in the forward-looking statements are:

•

the strength of the United States economy in general and the strength of the regional and local economies in which SHUSA conducts operations, which may affect, among other things, the level of non-performing assets, charge-offs, and provision for credit losses;

•

the ability of certain European member countries to continue to service their debt and the risk that a weakened European economy could negatively affect U.S.-based financial institutions, counterparties with which SHUSA does business and the stability of the global financial markets;

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

•	adverse movements and volatility in debt and equity capital markets;

•	adverse changes in the securities markets, including those related to the financial condition of significant issuers in SHUSA’s investment portfolio;

•	revenue enhancement initiatives may not be successful in the marketplace or may result in unintended costs;

•	changing market conditions may force management to alter the implementation or continuation of cost savings or revenue enhancement strategies;

•	SHUSA’s timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the willingness of customers to substitute competitors’ products and services and vice versa;

•	the ability of SHUSA and its third party vendors to convert and maintain SHUSA’s data processing and related systems on a timely and acceptable basis and within projected cost estimates;

•

the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, capital, liquidity, proper accounting treatment, securities and insurance, and the application thereof by regulatory bodies and the impact of changes in and interpretation of generally accepted accounting principles in the United States;

•

the impact of the “Dodd-Frank Wall Street Reform and Consumer Protection Act” enacted in July 2010 which is a significant development for the industry. The full impact of this legislation to SHUSA and the industry will be unknown until the rulemaking processes mandated by the legislation are complete, although the impact will involve higher compliance costs and certain elements, have and, will negatively affect SHUSA’s revenue and earnings;

•

additional legislation and regulations or taxes, levies or other charges may be enacted or promulgated in the future, and management is unable to predict the form such legislation or regulation may take or to the degree which management need to modify SHUSA’s businesses or operations to comply with such legislation or regulation;

•

the cost and other effects of the consent order issued by the Office of the Comptroller of the Currency to Sovereign Bank requiring the Bank to take certain steps to improve its mortgage servicing and foreclosures practices, as is further described in Part I;

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

Part I

Item 1 Business

General

Santander Holdings USA, Inc (“SHUSA” or the “Company), formerly known as Sovereign Bancorp Inc. is the parent company of Sovereign Bank, National Association (“Sovereign or the “Bank”), a federally chartered savings bank as of December 31, 2011 which converted to a national banking association on January 26, 2012. In connection with the charter conversion, the Bank changed its name to Sovereign Bank, National Association. Also effective on January 26, 2012, SHUSA became a bank holding company. Sovereign had over 720 retail branches, over 2,300 ATMs and 8,557 team members as of December 31, 2011 with principal markets in the Northeastern United States. The Bank’s primary business consists of attracting deposits from its network of retail branches, and originating small business and middle market commercial loans, multi-family loans, residential mortgage loans, home equity loans and lines of credit, and auto and other consumer loans in the communities served by those offices. The Bank uses its deposits, as well as other financing sources, to fund its loan and investment portfolios. The Bank earns interest income on its loan and investment portfolios. In addition, the Bank generates non-interest income from a number of sources including deposit and loan services, sales of loans and investment securities, capital markets products and bank-owned life insurance. The principal non-interest expenses include employee compensation and benefits, occupancy and facility-related costs, technology and other administrative expenses. The volumes, and accordingly the financial results, of the Bank are affected by the economic environment, including interest rates, consumer and business confidence and spending, as well as the competitive conditions within its geographic footprint.

SHUSA is headquartered in Boston, Massachusetts, and its principal executive offices are at 75 State Street, Boston, Massachusetts. The Bank’s home office is in Wilmington, Delaware.

On January 30, 2009, SHUSA became a wholly owned subsidiary of Banco Santander, S.A. (“Santander”). Pursuant to a Transaction Agreement, dated October 13, 2008, between the Company and Santander (the “Transaction Agreement”), Santander acquired all of the outstanding shares of the Company’s common stock that it did not already own in exchange for the right to receive 0.3206 Santander American Depository Shares, or ADSs, for each share of Company common stock. As a result of the Santander transaction, the Company’s state of incorporation changed from Pennsylvania to Virginia.

In July 2009, Santander contributed Santander Consumer USA Inc (“SCUSA”), a majority owned subsidiary, into the Company. SCUSA, headquartered in Dallas, Texas, is a specialized consumer finance company engaged in the purchase, securitization, and servicing of retail installment contracts originated by automobile dealers and direct organization of retail installment contracts over the internet. SCUSA acquires retail installment contracts from manufacturer franchised dealers in connection with their sale of used and new automobiles and trucks primarily to nonprime customers with limited credit histories or past credit problems. SCUSA also purchases retail installment contracts from other companies.

SCUSA’s results of operations were consolidated from January 2009 until December 31, 2011. On December 31, 2011, the Company deconsolidated SCUSA as a result of certain agreements with investors entered into during the fourth quarter 2011 (“SCUSA Transaction”). The SCUSA Transaction reduced the Company’s ownership interest and its power to direct the activities that most significantly impact SCUSA’s economic performance so that SHUSA no longer has a controlling interest in SCUSA. Accordingly, as of December 31, 2011, SCUSA is accounted for as an equity method investment. Refer to the SCUSA Transaction section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) and Note 3 to the Consolidated Financial Statements for additional information.

Segments

The Company has five business segments including Retail banking, Corporate banking, Specialized Business, Global Banking and Markets, and SCUSA.

The Company’s segments are focused principally around the customers the Bank serves. The Retail banking segment is primarily comprised of the branch locations and the residential mortgage business. The branches offer a wide range of products and services to customers and each attracts deposits by offering a variety of deposit instruments including demand and interest bearing demand deposit accounts, money market and savings accounts, certificates of deposits and retirement savings products. The branches also offer consumer loans such as home equity loans and line of credits. The Retail banking segment also includes business banking loans and small business loans to individuals.

The Specialized Business segment is primarily comprised of non-strategic lending groups which include indirect automobile, aviation and continuing care retirement communities financing.

The Corporate banking segment provides the majority of the Company’s commercial lending platforms, such as commercial real estate loans, multi-family loans, commercial and industrial loans and the Company’s related commercial deposits.

The Global Banking and Markets segment includes businesses with large corporate domestic and foreign clients.

SCUSA is a specialized consumer finance company engaged in the purchase, securitization and servicing of retail installment contracts originated by automobile dealers and direct origination of retail installment contracts over the internet.

The financial results for each of these business segments are included in Note 26 of the Notes to Consolidated Financial Statements and are discussed in Item 7, MD&A. Results of the Company’s business segments are presented based on its management structure and management accounting practices.

Subsidiaries

SHUSA had three principal consolidated majority-owned subsidiaries at December 31, 2011: the Bank, Independence Community Bank Corp. and Sovereign Delaware Investment Corporation.

Employees

At December 31, 2011, SHUSA had 7,531 full-time and 1,026 part-time employees. This compares to 10,515 full-time and 1,199 part-time employees as of December 31, 2010. The decline is primarily due to the effects of the SCUSA Transaction. Refer to the SCUSA Transaction section of Item 7, MD&A and Note 3 of the Notes to Consolidated Financial Statements for additional information. None of these employees are represented by a collective bargaining agreement.

Competition

The Bank is subject to substantial competition in attracting and retaining deposits and in lending funds. The primary factors in competing for deposits include the ability to offer attractive rates, the convenience of office locations, and the availability of alternate channels of distribution. Direct competition for deposits comes primarily from national and state banks, thrift institutions, and broker dealers. Competition for deposits also comes from money market mutual funds, corporate and government securities, and credit unions. The primary factors driving commercial and consumer competition for loans are interest rates, loan origination fees, service levels and the range of products and services offered. Competition for origination of loans normally comes from thrift institutions, national and state banks, mortgage bankers, mortgage brokers, finance companies, and insurance companies.

Supervision and Regulation

The Bank continued to be chartered as a federal savings bank as of December 31, 2011. As of January 26, 2012, the Bank was converted to a national banking association and is highly regulated by various regulatory agencies as to all its activities, and subject to extensive examination, supervision, and reporting.

On July 21, 2011, as required by the Dodd-Frank Act, the Office of the Comptroller of the Currency (“OCC”) assumed responsibility from the Office of Thrift Supervision (“OTS”) for the ongoing examination, supervision, and regulation of federal savings associations and rulemaking for all savings associations, state and federal. As a national bank, and since July 21, 2010 while it was a federal savings bank, the Bank is and has been subject to supervision, enforcement, and rulemaking authority by the OCC.

The Bank is required to file reports with the OCC describing its activities and financial condition and is periodically examined to test compliance with various regulatory requirements. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”). The Bank is also subject to examination by the FDIC. Such examinations are conducted for the purpose of protecting depositors and the insurance fund and not for the purpose of protecting holders of equity or debt securities of SHUSA or the Bank. The Bank is a member of the Federal Reserve Branch of Boston and is subject to regulation by the Board of Governors of the Federal Reserve System with respect to reserves maintained against deposits and certain other matters.

The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Pittsburgh, which is part of the twelve regional banks comprising the FHLB system.

As of December 31, 2011, SHUSA was a non-bank subsidiary of a bank holding company for purposes of the Bank Holding Company Act of 1956, as amended (the “BHCA”); as of January 26, 2012, SHUSA has become a bank holding company for purposes of the BHCA. As such, SHUSA is prohibited from engaging in any activity, directly or through a subsidiary, which is not permissible for subsidiaries of bank holding companies. Generally, financial activities are permissible, while commercial and industrial activities are not.

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

Holding Company Regulation

As SHUSA is a subsidiary of Santander, Santander may be required to obtain approval from the Federal Reserve if SHUSA were to acquire shares of any depository institution (bank or savings institution) or any holding company of a depository institution. In addition, Santander may have to provide notice to the Federal Reserve if SHUSA acquires any financial entity that is not a depository institution, such as a lending company.

Control of the Bank

Under the Change in Bank Control Act (the “Control Act”), individuals, corporations or other entities acquiring SHUSA common stock may, alone or together with other investors, be deemed to control SHUSA and thereby the Bank. If deemed to control SHUSA, such person or group will be required to obtain OCC approval to acquire the Company’s common stock and could be subject to certain ongoing reporting procedures and restrictions under federal law and regulations. Ownership of more than 10% of the capital stock may be deemed to constitute “control” if certain other control factors are present.

On October 13, 2008, the Company and Santander entered into the Transaction Agreement whereby Santander agreed to acquire all the outstanding shares of the Company not currently owned by it. SHUSA merged with and into a wholly owned subsidiary of the Bank organized under the laws of the Commonwealth of Virginia and immediately thereafter, pursuant to a share exchange under Virginia law, become a wholly owned subsidiary of Santander.

In late January 2009, stockholders of both Santander and the Company agreed to the terms of the transaction agreement. On January 30, 2009, the Company was acquired by Santander. On February 3, 2010, the Bank’s holding company name was changed to SHUSA.

Banco Santander (SAN.MC, STD.N, BNC.LN) is a retail and commercial bank, based in Spain, with a presence in 10 main markets. At the end of 2011, Santander was the largest bank in the euro zone and 13th in the world by market capitalization. Founded in 1857, Santander had at year-end €1,383 billion in managed funds, more than 102 million customers, 14,756 branches – more than any other international bank – and 193,000 employees. It is the largest financial group in Spain and Latin America. Furthermore, it has relevant positions in the United Kingdom, Portugal, Poland, Northeastern U.S. and, through its Santander Consumer Finance arm, in Germany. Santander had €5.4 billion in net attributable profit in 2011.

Regulatory Capital Requirements

Federal regulations require federal savings associations and national banks to maintain minimum capital ratios. Under the Federal Deposit Insurance Act (“FDIA”), insured depository institutions must be classified in one of five defined categories (well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized). Under OCC regulations, an institution will be considered “well-capitalized” if it has (i) a total risk-based capital ratio of 10% or greater, (ii) a Tier 1 risk-based capital ratio of 6% or greater, (iii) a Tier 1 leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level. A savings institution’s capital category is determined with respect to its most recent financial report filed with the OCC. In the event an institution’s capital deteriorates to the undercapitalized category or below, the FDIA and OCC regulations prescribe an increasing amount of regulatory intervention, including the adoption by the institution of a capital restoration plan, a guarantee of the plan by its parent holding company and the placement of a hold on increases in assets, number of branches and lines of business.

If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and (in critically undercapitalized situations) appointment of a receiver or conservator. Critically undercapitalized institutions generally may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt. All but well-capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the FDIA and OCC regulations, savings associations which are not categorized as well capitalized or adequately-capitalized are restricted from making capital distributions which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of a savings association. At December 31, 2011, the Bank met the criteria to be classified as “well-capitalized.”

Standards for Safety and Soundness

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

Foreclosures

In October 2010, the Bank began a comprehensive review of its foreclosure processes. Based on the results of the review, the Bank took corrective action to address deficiencies in the mortgage foreclosure practices and is implementing additional measures to address the issues raised in the consent order discussed below. As of December 31, 2011, the Bank services approximately 151,000 residential mortgage loans including approximately 3,600 which are in the process of foreclosure. These loans are comprised of loans owned by the Bank and loans serviced for third parties.

The Bank also owns loans serviced by third parties including approximately 300 that are in the process of foreclosure. The average number of residential mortgage and home equity foreclosures initiated monthly for loans serviced by the Bank and Bank owned-loans serviced by third parties is approximately 225 and 340, as of December 31, 2011 and 2010, respectively.

On April 13, 2011, the Bank consented to the issuance of a consent order by the Bank’s previous primary federal banking regulator, the Office of Thrift Supervision (“OTS”), as part of an interagency horizontal review of foreclosure practices at 14 mortgage servicers. The Bank, upon its conversion to a national bank on January 26, 2012, entered into a stipulation consenting to the issuance of a Consent Order (the “Order”) issued by the Office of the Comptroller of the Currency, which contains the same terms as the OTS consent order. The Order requires the Bank to take a number of actions, including designating a Board committee to monitor and coordinate the Bank’s compliance with the provisions of the Order, developing and implementing plans to improve the Bank’s mortgage servicing and foreclosure practices, designating a single point of contact for borrowers throughout the loss and mitigation foreclosure processes and taking certain other remedial actions. Under the Consent Order, the Bank has retained an independent consultant to conduct a review of certain foreclosure actions or proceedings for loans serviced by the Bank.

The Company incurred $24.7 million of costs in 2011 relating to compliance with the Order. The estimated costs for 2012 include $12 million of costs related to file reviews that were previously expected to be incurred in 2011. Recurring legal and operational expenses to comply with the Order are estimated to be approximately $7.0 million annually. The Company and the Bank may incur further expenses related to compliance with the Order. The Order and any other proceedings and investigations could adversely affect the Company’s reputation.

In addition, the Company incurred $196 thousand of costs in 2011 related to compensatory fees as a result of foreclosure delays. The Company expects to incur additional compensatory fees in 2012.

The Order will remain in effect until modified or terminated by the OCC. Any material failure to comply with the provisions of the Order could result in enforcement actions by the OCC. While the Bank intends to take such actions as may be necessary to enable the Bank to comply fully with the provisions of the Order, and management is not aware of any impediments that may prevent the Bank from achieving full compliance with the Order, there can be no assurance that the Bank will be able to comply fully with the provisions of the Order, or to do so within the timeframes required, or that compliance with the Order will not be more time consuming, more expensive, or require more managerial time than anticipated. The Bank may also be subject to remediation costs and civil money penalties under the Order or it could be subject to other proceedings or investigations with respect to its foreclosure activities, however, management is unable to determine at this time the likelihood or amount of such costs or penalties under the Order or with respect to any other such events and accordingly, no accrual has been recorded.

Insurance of Accounts and Regulation by the FDIC

The Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposits are insured up to the applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and to require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the Deposit Insurance Fund. The FDIC also has the authority to initiate enforcement actions against savings institutions and may terminate an institution’s deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The FDIC charges financial institutions deposit premium assessments to ensure it has reserves to cover deposits that are under FDIC insured limits, which in early October 2008, the U.S. government increased to $250,000 per depositor per ownership category. In October 2008, the FDIC announced a program that provided unlimited insurance on non-interest bearing accounts for covered institutions through December 31, 2009, which has been subsequently extended through December 31, 2012. The Bank participated in the unlimited coverage program through December 31, 2009 but determined not to participate in the extension.

Due to bank failures over the past few years, the reserve ratio is below its target balance of 1.15%. In the second quarter of 2009, the FDIC assessed additional fees to institutions who have secured borrowings in excess of 15% of their deposits. Additionally, the FDIC approved a special assessment charge of 5 cents per $100 of an institution’s assets minus its Tier 1 capital on June 30, 2009 to help bolster the reserve fund, which was payable on September 30, 2009.

During the fourth quarter of 2009, the FDIC announced that all depository institutions would be required to prepay three years of assessments in order to quickly raise funds and replenish the reserve ratio while not immediately impacting banks’ earnings. The Bank paid $347.9 million on December 31, 2009 to the FDIC based on an estimate of what the deposit assessments would be over the next three years. This amount was accounted for as a prepaid asset and will be expensed based on the actual deposit assessments in future years until it is depleted. The remaining prepaid asset at December 31, 2011 is $188.3 million. No additional prepay was ordered by the FDIC during 2011.

In February 2011, the FDIC amended 12 CFR 327 to implement revisions to the Federal Deposit Insurance Act (“FDIA”) made by the Dodd-Frank Act by modifying the definition of an institution’s deposit insurance assessment base; to change the assessment rate adjustments; to revise the deposit insurance assessment rate schedules in light of the new assessment base and altered adjustments; to implement Dodd-Frank’s dividend provisions; to revise the large insured depository institution assessment system to better differentiate for risk and better take into account losses from large institution failures that the FDIC may incur; and to make technical and other changes to the FDIC’s assessment rules. The revision also established a minimum ratio of deposit insurance reserves to estimated insured deposits of 1.15% prior to September 2020 and 1.35% thereafter. This amendment had an effective date of April 1, 2011. Please refer to the section Supervision and Regulation for further discussion on Dodd-Frank.

In addition to deposit insurance premiums, all insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. In 2011, the Bank paid Finance Corporation Assessments of $4.4 million compared to $4.3 million that was paid in 2010. The annual rate for all insured institutions reduced over the year from $0.102 in the first quarter of 2011 to $0.068 in the fourth quarter for every $1,000 in domestic deposits. The rate reduction beginning with the fourth quarter of 2011 reflects the change from an assessment base computed on deposits to an assessment base computed on assets as required by the Dodd-Frank Wall Street Reform and Consumer Protection Act. The assessments are revised quarterly and will continue until the bonds mature in the year 2017.

Federal Restrictions on Transactions with Affiliates and Insiders

All savings institutions and national banks are subject to affiliate and insider transaction rules applicable to member banks of the Federal Reserve System set forth in the Federal Reserve Act and the Home Owners Loan Act (HOLA), as well as such additional limitations as the institutions’ primary federal regulator may adopt. These provisions prohibit or limit a savings institution from extending credit to, or entering into certain transactions with, affiliates, principal shareholders, directors and executive officers of the savings institution and its affiliates. For these purposes, the term “affiliate” generally includes a holding company such as SHUSA and any company under common control with the savings institution or bank.

Restrictions on Subsidiary Savings Institution Capital Distributions

SHUSA’s principal sources of funds are cash dividends paid to it by the Bank, investment income and borrowings. OCC regulations limit the ability of savings associations, such as the Bank, to pay dividends and make other capital distributions. Associations that are subsidiaries of a savings and loan holding company must file a notice with the OCC at least 30 days before the proposed declaration of a dividend or approval of the proposed capital distribution by its board of directors. In addition, a savings association must obtain prior approval from the OCC if it fails to meet certain regulatory conditions, or if, after giving effect to the proposed distribution, the association’s capital distributions in a calendar year would exceed its year-to-date net income plus retained net income for the preceding two years or the association would not be at least adequately capitalized or if the distribution would violate a statute, regulation, regulatory agreement or a regulatory condition to which the association is subject.

Qualified Thrift Lender

When the Bank was chartered as a federal savings bank, it was subject to the Qualified Thrift Lender Test, under HOLA (“QTL Test”), which specifies that a savings bank have at least 65% of its portfolio assets, as defined by regulation, in qualified thrift investments. As an alternative, the savings institution under HOLA may maintain 60% of its assets in those assets specified in Section 7701(a) (19) of the Internal Revenue Code. Under either test, such assets primarily consist of residential housing related loans, certain consumer and small business loans, as defined by the regulations, and mortgage related investments. At December 31, 2011, the Bank satisfied the QTL Test. As a national bank, the Bank no longer is subject to the QTL Test.

Other Loan Limitations

When the Bank was chartered as a federal savings bank, it was subject to federal laws which limit the amount of non-residential mortgage loans a savings bank, may make. Separate from the QTL test, the law limits a savings institution to a maximum of 20% of its total assets in commercial loans not secured by real estate, however, only 10% can be large commercial loans not secured by real estate (defined as loans in excess of $2 million to one obligor), with another 10% of assets permissible in “small business loans.” Commercial loans secured by real estate can be made in an amount up to four times an institution’s total risk-based capital. An institution can also have commercial leases, in addition to the above items, up to 10% of its assets. Commercial paper, corporate bonds, and consumer loans taken together cannot exceed 35% of an institution’s assets. For this purpose, however, residential mortgage loans and credit card loans are not considered consumer loans, and are both unlimited in amount. The foregoing limitations are established by statute, and cannot be waived by the OCC. At December 31, 2011, the Bank was in compliance with all these limits. As a national bank, the Bank is no longer subject to these limits.

Federal Reserve Regulation

Under Federal Reserve Board regulations, the Bank is required to maintain a reserve against its transaction accounts (primarily interest-bearing and non interest-bearing checking accounts). Because reserves must generally be maintained in cash or in low-interest-bearing accounts, the effect of the reserve requirements is to reduce an institution’s asset yields.

Numerous other regulations promulgated by the Federal Reserve Board affect the business operations of the Bank. These include regulations relating to equal credit opportunity, electronic fund transfers, collection of checks, truth in lending, truth in savings, availability of funds, home mortgage disclosure and margin credit.

Federal Home Loan Bank System

The Federal Home Loan Bank System (“FHLB”) was created in 1932 and consists of twelve regional FHLBs. The FHLBs are federally chartered but privately owned institutions created by U.S. Congress. The Federal Housing Finance Board is an agency of the federal government and is generally responsible for regulating the FHLB System. Each FHLB is owned by its member institutions. The primary purpose of the FHLBs is to provide funding to their members for making housing loans as well as for affordable housing and community development lending. FHLBs are generally able to make advances to their member institutions at interest rates that are lower than could otherwise be obtained by such institutions. As a member, the Bank is required to make minimum investments in FHLB stock based on the level of borrowings from the FHLB. The Bank is a member of FHLB Pittsburgh and has investments of $555.4 million as of December 31, 2011. The Bank utilized advances from the FHLB to fund balance sheet growth and provide liquidity. SHUSA had access to advances with the FHLB of up to $18.3 billion at December 31, 2011 and had outstanding advances of $11.1 billion at December 31, 2011. The level of borrowings capacity the Bank has with the FHLB is contingent upon the level of qualified collateral the Bank holds at a given time.

In December 2008, the FHLB of Pittsburgh announced it was suspending dividends on its stock and that it would not repurchase any excess capital stock in order to maintain their liquidity and capital position. Management considered this and concluded that the investment in FHLB Pittsburgh is not impaired at December 31, 2011, 2010 and 2009. Starting October 29, 2010 and continuing on a quarterly basis during 2011, FHLB Pittsburgh repurchased excess shares of capital stock. The amount of repurchases during 2011 and 2010 totaled approximately $113.6 million and $32.3 million, respectively. The amount of excess capital stock repurchased from any member was the lesser of 5 percent of the member’s total capital stock outstanding or its excess capital stock outstanding through October 28, 2010. Management will continue to closely monitor this investment in future periods.

Community Reinvestment Act

The Community Reinvestment Act (“CRA”) requires financial institutions regulated by the federal financial supervisory agencies to ascertain and help meet the credit needs of their communities, including low to moderate-income neighborhoods within those communities, while maintaining safe and sound banking practices. The regulatory agency periodically assesses the Bank’s record in meeting the credit needs of the communities it serves. A bank’s performance under the CRA is important in determining whether the bank may obtain approval for, or utilize streamlined procedures in, certain applications for acquisitions or to engage in new activities. The Bank’s lending activities are in compliance with applicable CRA requirements, and the Bank’s current CRA rating is “outstanding,” the highest category.

Anti-Money Laundering and the USA Patriot Act

Several federal laws, including the Bank Secrecy Act, the Money Laundering Control Act, and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) require all financial institutions to, among other things, implement policies and procedures relating to anti-money laundering, compliance, suspicious activities, and currency transaction reporting and due diligence on customers. The USA Patriot Act substantially broadened existing anti-money laundering legislation and the extraterritorial jurisdiction of the U.S.; imposes compliance and due diligence obligations; creates crimes and penalties; compels the production of documents located both inside and outside the U.S., including those of non-U.S. institutions that have a correspondent relationship in the U.S.; and clarifies the safe harbor from civil liability to clients. The U.S. Treasury has issued a number of regulations that further clarify the USA Patriot Act’s requirements or provide more specific guidance on their application.

Financial Privacy

Under the Gramm-Leach-Bliley Act, financial institutions are required to disclose to their retail customers its policies and practices with respect to sharing nonpublic customer information with its affiliates and non-affiliates, how it maintains customer confidentiality, and how it secures customer information. Customers are required under GLBA to be provided with the opportunity to “opt out” of information sharing with non-affiliates, subject to certain exceptions.

Other Legislation

The activities of financial institutions are subject to regulation under various U.S. federal laws, including the Truth-in-Lending, Truth-in-Savings, Equal Credit Opportunity, Fair Credit Reporting, Fair Debt Collection Practices Service members Civil Relief, Unfair and Deceptive Practices, Real Estate Settlement Procedures, and Electronic Funds Transfer Acts, as well as various state laws.

On July 21, 2010, the banking regulatory agencies jointly published final guidance for structuring incentive compensation arrangements at financial institutions. While the guidance does not set forth any specific formula or pay cap, it contains principles financial institutions would be required to follow with respect to compensation to employees who can expose the institution to material amounts of risk. The guidance’s primary principles include: (i) providing incentives that balance risk and rewards, (ii) having effective controls and risk management, and (iii) instituting strong corporate governance.

The Dodd-Frank Act created the Consumer Financial Protection Bureau, which has broad power to adopt new regulations to protect consumers, which power it may exercise at its discretion as long as it advances the protection of consumers. Such regulations may further restrict the Bank from collecting certain fees, require changes to policies and procedures, and provide additional disclosures to consumers.

Environmental Laws

Environmentally related hazards have become a source of high risk and potentially significant liability for financial institutions relative to their loans. Environmentally contaminated properties owned by an institution’s borrowers may result in a drastic reduction in the value of the collateral securing the institution’s loans to such borrowers, high environmental cleanup costs to the borrower affecting its ability to repay the loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean up costs, and liability to the institution for cleanup costs if it forecloses on the contaminated property or becomes involved in the management of the borrower. To minimize this risk, the Bank may require an environmental examination of, and report with respect to, the property of any borrower or prospective borrower if circumstances affecting the property indicate a potential for contamination, taking into consideration the potential loss to the institution in relation to the burdens to the borrower. Such examination must be performed by an engineering firm experienced in environmental risk studies and acceptable to the institution, and the costs of such examinations and reports are the responsibility of the borrower. These costs may be substantial and may deter a prospective borrower from entering into a loan transaction with the Bank. The Bank is not aware of any borrower who is currently subject to any environmental investigation or clean up proceeding that is likely to have a material adverse effect on the financial condition or results of operations of SHUSA.

Corporate Information

All reports filed electronically by SHUSA with the SEC, including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as any amendments to those reports are accessible on the SEC’s Web site at www.sec.gov.

Item 1A Risk Factors

The following list describes several risk factors that are applicable to the Company:

•	The Current Economic Environment May Deteriorate Adversely Affecting the Asset Quality, Earnings and Cash Flow.

The Company faces various material risks, including credit risk and the risk that the demand for products will decrease. In a recession or other economic downturn, these risks would probably become more acute. In an economic downturn, the Company’s credit risk and associated provision for credit losses and legal expense will increase. Also, decreases in consumer confidence, real estate values, and interest rates, usually associated with a downturn, could combine to make the types of loans the Bank originates less profitable and could cause elevated levels of losses on the Company’s commercial and consumer loans. While economic conditions in the United States and worldwide have begun to improve, there can be no assurance that this improvement will continue. Such conditions could adversely affect the credit quality of the Company’s loans, results of operations and financial condition.

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

Although market conditions have improved, unemployment in the United States continues to remain near historically high levels, and conditions are expected to remain challenging for financial institutions in 2012. Dramatic declines in the housing market during the most recent recession, with falling home prices and increasing foreclosures and unemployment, resulted in significant write–downs of asset values by financial institutions, including government–sponsored entities and major commercial and investment banks. These write–downs, initially of mortgage–backed securities but spreading to credit default swaps and other derivatives, have caused many financial institutions to seek additional capital and to merge with other financial institutions. Furthermore, certain European member countries have fiscal obligations that exceed their fiscal revenue, which has raised concerns about such countries’ abilities to continue to service their debt and foster economic growth. A weakened European economy may spread beyond Europe and could cause investors to lose confidence in the safety and soundness of European financial institutions and the stability of European member economies. Such events could, likewise, negatively affect U.S.-based financial institutions, counterparties with which SHUSA does business and the stability of the global financial markets. Disruptions in the global financial markets also adversely affected the corporate bond markets, debt and equity underwriting and other elements of the financial markets. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, some lenders and institutional investors reduced and, in some cases, ceased to provide funding to certain borrowers, including other financial institutions. The impact on available credit, increased volatility in the financial markets and reduced business activity has adversely affected, and may continue to adversely affect, SHUSA’s businesses, capital, liquidity or other financial condition and results of operations, access to credit and the trading price of SHUSA’s preferred stock or debt securities.

•	SHUSA May Experience Further Write-Downs of its Financial Instruments and Other Losses Related to Volatile and Illiquid Market Conditions.

Market volatility, illiquid market conditions and disruptions in the credit markets continue to present difficulties in valuing certain of SHUSA’s assets. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these assets in future periods. In addition, at the time of any sales of these assets, the price SHUSA ultimately realizes will depend on the demand and liquidity in the market at that time and may be materially lower than their current fair value. Any of these factors could require the Company to take further write–downs in respect of these assets, which may have an adverse effect on the Company’s results of operations and financial condition in future periods.

•	Liquidity is Essential to the Company’s Businesses, and the Company Relies on External Sources, Including Government Agencies to Finance a Significant Portion of its Operations.

Adequate liquidity is essential to SHUSA’s businesses. The Bank primarily relies on the Federal Home Loan Bank, deposits and other third party sources of funding for its liquidity needs. SHUSA’s credit ratings are also important to its liquidity. A reduction in SHUSA’s credit ratings could adversely affect its liquidity, widen its credit spreads or otherwise increase its borrowing costs.

•	A Change in the United States sovereign debt credit rating could have a significant impact on the value of the Bank’s assets

On August 5, 2011, Standard & Poor’s (“S&P”), one of three major credit rating agencies which also include Moody’s Investors Service and Fitch, lowered its long-term credit rating on the United States sovereign debt from AAA to AA+. Moody’s and Fitch each maintained the highest rating on U.S. sovereign debt, but have assigned a negative outlook to its ratings. The implications of these actions by the ratings agencies could include negative effects on U.S. Treasury securities as well as instruments issued, guaranteed or insured by government agencies or government-sponsored institutions. These types of instruments are significant assets for the Company. In addition, the potential impact could exacerbate the other risks to which the Company is subject to including, but not limited to, the risk factors described therein.

•	Impact of Future Regulation Changes May Have an Adverse Impact on the Company’s Profitability.

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

On July 21, 2010, President Obama signed into law the “Dodd-Frank Wall Street Reform and Consumer Protection Act”, which instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of and government intervention in the financial services sector. The act includes a number of specific provisions designated to promote enhanced supervision and regulation of financials firms and financial markets, protect consumers and investors from financial abuse and provide the government with tools to manage a financial crisis and raise international regulatory standards. The act also introduces a substantial number of reforms that reshape the structure of the regulation of the financial services industry, requiring more than 60 studies to be conducted and more than 200 regulations to be written over the next two years. Although the true impact of this legislation to SHUSA and the industry will be unknown until these are complete, they will involve higher compliance costs and certain elements, such as the debit interchange legislation, will negatively affect the Company’s revenue and earnings. See further discussion on Dodd-Frank in Item 1-Business.

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

•	Changing Interest Rates May Adversely Affect the Bank’s Profits.

To be profitable, the Bank must earn more money from interest on loans and investments and fee-based revenues than the interest the Bank pays to the depositors and creditors and the amount necessary to cover the cost of the operations of the Bank. Rising interest rates may hurt income because they may reduce the demand for loans and the value of the investment securities and loans, and increase the amount that is paid to attract deposits and borrow funds. If interest rates decrease, net interest income could be negatively affected if interest earned on interest-earning assets, such as loans, mortgage-related securities, and other investment securities, decreases more quickly than interest paid on interest-bearing liabilities, such as deposits and borrowings. This would cause net interest income to go down. In addition, if interest rates decline, loans and investments may prepay earlier than expected, which may also lower income. Interest rates do and will continue to fluctuate, and management cannot predict future Federal Reserve Board actions or other factors that will cause rates to change. If the yield curve steepens or flattens, it could impact net interest income in ways management may not accurately predict.

•	The Bank Experiences Intense Competition for Loans and Deposits.

Competition among financial institutions in attracting and retaining deposits and making loans is intense. The Bank’s most direct competition for deposits has come from commercial banks, savings and loan associations and credit unions doing business in the Bank’s areas of operation, as well as from nonbanking sources, such as money market mutual funds and corporate and government debt securities. Competition for loans comes primarily from commercial banks, savings and loan associations, consumer finance companies, insurance companies and other institutional lenders. The Bank competes primarily on the basis of products offered, customer service and price. A number of institutions with which the Bank competes have greater assets and capital than the Bank does and, thus, may have a competitive advantage.

•	The Company is Subject to Substantial Regulation Which Could Adversely Affect Its Business and Operations.

As a financial institution, the Company and the Bank are subject to extensive regulation, which materially affects their businesses. Statutes, regulations and policies to which the Company and the Bank are subject may be changed at any time, and the interpretation and the application of those laws and regulations by regulators is also subject to change. There can be no assurance that future changes in regulations or in their interpretation or application will not adversely affect either the Company or the Bank.

The regulatory agencies having jurisdiction over banks and thrifts have under consideration a number of possible rulemaking initiatives which impact bank and thrift and bank and bank holding company capital requirements. Adoption of one or more of these proposed rules could have an adverse effect on the Company and the Bank.

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

•	The Company Relies on Third Parties for Important Products and Services.

Third party vendors provide key components of the Company’s business infrastructure such as loan and deposit servicing systems, internet connections and network access. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect the Company’s ability to deliver products and services to customers and otherwise to conduct business.

Replacing these third party vendors could also entail significant delays and expense.

•	Framework for Managing Risks May Not be Effective in Mitigating Risk and Loss to the Company.

Risk management framework is made up of various processes and strategies to manage the Company’s risk exposure. Types of risks to which the Company is subject include liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal risk, compliance risk and reputation risk, among others. The framework to manage risk, including the framework’s underlying assumptions, may not be effective under all conditions and circumstances. If the risk management framework proves ineffective, the Company could suffer unexpected losses and could be materially adversely affected.

•	Disclosure Controls and Procedures Over Financial Reporting May Not Prevent or Detect All Errors or Acts of Fraud.

Disclosure controls and procedures over financial reporting are designed to reasonably assure that information required to be disclosed by the Company in reports filed or submitted under the Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Any disclosure controls and procedures over financial reporting or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by any unauthorized override of the controls. Accordingly, because of the inherent limitations in the control system, misstatements due to error or fraud may occur and not be detected.

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

•	Reputational and Compliance Risk Exist Related to the Company’s Foreclosure Activities

Please refer to Foreclosures section within Item 1—Business and Note 22 to the Consolidated Financial Statements for further discussion.

•	Compromises of the Company’s data security could materially harm the Company’s reputation and business

The Company is subject to the risk of data security breaches. In the ordinary course of business, the Company’s activities include the collection, storage and transmission of certain personal and financial information from individuals, such as customers and employees. Security breaches could expose the Company to a risk of loss of this information, litigation, and potential liability. The Company’s cyber security measures may be breached due to the actions of outside parties, employee error, or otherwise, and, as a result, an unauthorized party may obtain access to the Company’s or customers’ information. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to the Company’s or customers’ information. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to the Company’s reputation, and a loss of confidence that could potentially have an adverse effect on future business with current and potential customers. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, the Company may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of the Company’s security occurs, the market perception of the effectiveness of the Company’s cyber security measures could be harmed and the Company could lose potential future business.

Item 1B Unresolved Staff Comments

None.

Item 2 Properties

SHUSA utilizes 778 buildings that occupy a total of 5.9 million square feet, including 223 owned properties with 1.7 million square feet, 431 leased properties with 2.5 million square feet and 124 sale and leaseback properties with 1.7 million square feet. Seven major buildings contain 1.2 million square feet, which serve as the headquarters or house significant operational and administrative functions:

Columbia Park Operations Center—Dorchester, Massachusetts—Leased

195 Montague Street Regional Headquarters for Independence Community Bank Corp. — Brooklyn, New York—Owned

East Providence Call Center and Operations and Loan Processing Center—East Providence, Rhode Island—Leased

75 State Street Bank Headquarters for SHUSA and Sovereign Bank—Boston, Massachusetts—Leased

405 Penn Street Sovereign Bank Plaza Call Center and Operations and Loan Processing Center—Reading, Pennsylvania— Leased

601 Penn Street Loan Processing Center—Reading, Pennsylvania—Owned

1130 Berkshire Boulevard Administrative Offices—Wyomissing, Pennsylvania—Owned

The majority of the seven properties of the Company outlined above are utilized for general corporate purposes by the Other function. The remaining 771 properties consist primarily of bank branches and lending offices used by the Retail banking segment.

Item 3 Legal Proceedings

Reference should be made to Note 19 to the Consolidated Financial Statements for disclosure regarding the lawsuit filed by SHUSA against the Internal Revenue Service/United States and “Litigation” in Note 22—“Commitments and Contingencies” for SHUSA’s litigation disclosure which is incorporated herein by reference.

Item 4 Mine Safety Disclosures

Not applicable.

PART II

Item 5 Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock was traded on the New York Stock Exchange (“NYSE”) under the symbol “SOV” through January 29, 2009. On January 30, 2009, all shares of the Company common stock were acquired by Santander and delisted from the NYSE. Following such delisting, there has not been, nor is there currently, an established public trading market in shares of the Company’s common stock. As of the date of this filing, Santander was the sole holder of the Company’s common stock.

Refer to the Liquidity and Capital Resources section in Item 7, MD&A for further discussion on dividends.

Refer to Note 20 to the Consolidated Financial Statements for further discussion on equity compensation plans.

Item 6 Selected Financial Data

	September 30,	September 30,	September 30,	September 30,	September 30,
	SELECTED FINANCIAL DATA
	FOR THE YEAR ENDED DECEMBER 31,
(Dollars in thousands)	2011 (1)	2010 (1)	2009(1)	2008	2007

Balance Sheet Data
Total assets	$80,565,199	$89,651,815	$82,953,215	$77,093,668	$84,746,396
Loans held for investment, net of allowance	50,223,888	62,820,434	55,733,953	54,439,146	56,729,982
Loans held for sale	352,471	150,063	118,994	327,332	547,760
Investment securities	16,133,946	15,691,984	14,301,638	10,020,110	15,142,392
Deposits and other customer accounts	47,797,515	42,673,293	44,428,065	48,438,573	49,915,905
Borrowings and other debt obligations	18,278,433	33,630,117	27,235,151	20,964,185	26,272,512
Stockholders’ equity	12,596,163	11,260,670	9,387,535	5,596,714	6,992,325
Summary Statement of Operations
Total interest income	$5,253,013	$4,784,489	$4,423,586	$3,923,164	$4,656,256
Total interest expense	1,388,199	1,385,850	1,780,082	2,040,722	2,813,013

Net interest income	3,864,814	3,398,639	2,643,504	1,882,442	1,843,243
Provision for credit losses (2)	1,319,951	1,627,026	1,984,537	911,000	407,692

Net interest income after provision for credit losses	2,544,863	1,771,613	658,967	971,442	1,435,551
Total non-interest income / (expense) (2)	1,996,672	1,029,469	342,297	(818,743)	354,396
General and administrative expenses(3)	1,842,224	1,573,100	1,520,460	1,484,306	1,336,865
Other expenses (4)	532,786	208,997	603,703	302,027	1,862,794

Income/(loss) before income taxes	2,166,525	1,018,985	(1,122,899)	(1,633,634)	(1,409,712)
Income tax (benefit)/provision (5)	908,279	(40,390)	(1,284,464)	723,576	(60,450)

Net income/(loss)	$1,258,246	$1,059,375	$161,565	$(2,357,210)	$(1,349,262)

Selected Financial Ratios
Return on average assets (6)	1.37%	1.25%	0.20%	(2.99)%	(1.62)%
Return on average equity (7)	10.53%	10.12%	1.98%	(31.27)%	(15.40)%
Average equity to average assets (8)	12.97%	12.34%	9.89%	9.55%	10.52%
Efficiency ratio (9)	40.52%	40.25%	71.14%	167.94%	145.59%

(1)	In July 2009, Santander contributed SCUSA, a majority owned subsidiary, into the Company. SCUSA’s results of operations were consolidated from January 2009 until December 31, 2011. SCUSA will subsequently be accounted for as an equity method investment. Refer to the SCUSA Transaction section in MD&A and Note 3 of the Notes to Consolidated Financial Statements for additional information. The contribution resulted in increases to total assets, borrowings and debt obligations and stockholder’s equity at December 31, 2009 of $9.1 billion, $7.5 billion and $1.3 billion, respectively. The 2009 statement of operations was also impacted with increases to net interest income, provision for credit losses and general and administrative expense of $1.3 billion, $720.9 million and $253.0 million, respectively. At December 31, 2011, the SCUSA Transaction resulted in decreases to total assets, net loans, investments and borrowings of $17.6 billion, $16.7 billion, $188.3 million, and $16.8 billion, respectively.

(2)	The U.S. recession during 2008 and 2009 and continued levels of high unemployment have negatively impacted provisions for credit losses. Beginning in 2010 and continuing through 2011, the Company began to experience favorable credit quality trends and declining provisions due, in large part, to the modest economic recovery in the U.S. and the Company’s footprint. Non-interest income in 2011 includes the pre-tax gain related to the SCUSA Transaction of $987.7 million. Non-interest income in 2010 includes $205.3 million of gains on the sale of investment securities as well as higher servicing fees due to portfolio acquisition volume at SCUSA. Non-interest income in 2009 includes other-than-temporary impairment (“OTTI”) charges of $180.2 million and increases to multi-family recourse reserves of $188.9 million. Non-interest income for 2008 includes a $602.3 million loss on the sale of the CDO portfolio and a $575.3 million pre-tax OTTI charge on FNMA and FHLMC preferred stock and a pre-tax OTTI charge of $307.9 million on certain non-agency mortgage backed securities. Non-interest income for 2007 includes a pre-tax OTTI charge of $180.5 million on FNMA and FHLMC preferred stock.

(3)	The increase in general and administrative expense from 2010 to 2011 was due primarily to increased compensation and benefit expenses and increased loan servicing expenses at SCUSA. Compensation and benefit expense increased due to additional employee count and the reinstatement of personnel benefits. From June 2009 to June 2010, the Company ceased matching employee contributions. In July 2010, the Company resumed matching 100.0% of employee contributions up to 3.0% of their compensation and 50.0% of employee contributions between 3.0% and 5.0%. 2011 includes $215.1 million of loan servicing expense compared to $144.5 in 2010. 2011 also includes an increase in compensation and benefits from $707.6 million in 2010 to $796.1 million in 2011.

(4)	2011 includes the PIERS litigation accrual expense of $344.2 million. See further discussion in Note 22 to the Consolidated Financial Statements. 2011 and 2010 include debt extinguishment charges of $38.7 and $25.8 million, respectively. 2009 results include $299.1 million of merger-related and restructuring charges and costs primarily associated with the Santander acquisition. The majority of these costs related to change in control payments to certain executives, severance charges, write-offs of certain fixed assets and branch consolidation charges. Additionally, during the first quarter of 2009, the Bank redeemed $1.4 billion of high cost FHLB advances incurring a debt extinguishment charge of $68.7 million. 2008 results include an impairment charge of $95.0 million on an equity method investment. The impairment was caused by a decline in 2008 earnings compared to prior years from this investment as well as the expectation that future results would be significantly impacted by the recessionary environment. 2007 results include a $1.6 billion goodwill impairment charge.

(5)	2011 includes the tax effect of the gain related to the SCUSA Transaction of $381.6 million, tax effect related to the accrual for the PIERS litigation and an increase to the deferred tax valuation allowance. Due to the profitability of SHUSA in 2010 and expected future growth in profits of SHUSA by the end of 2010, SHUSA began to consider the projected taxable income of the total company, and not just that of SCUSA, in its realizability analysis. As a result, the Company was able to reduce its deferred tax valuation allowance by $309.0 million for the year ended December 31, 2010. During 2009, Santander contributed SCUSA into SHUSA. As a result of incorporating the future taxable income projections of SCUSA, the Company was able to reduce its deferred tax valuation allowance by $1.3 billion for the year ended December 31, 2009. SHUSA recorded a $1.4 billion valuation allowance against its deferred tax assets for the year-ended December 31, 2008.

(6)	Return on average assets is calculated by dividing net income by the average balance of total assets for the year.

(7)	Return on average equity is calculated by dividing net income by the average balance of stockholders’ equity for the year.

(8)	Average equity to average assets is calculated by dividing the average balance of stockholder’s equity for the year by the average balance of total assets for the year.

(9)	Efficiency ratio is calculated by dividing the total of general and administrative expenses and other expenses for the year by the total of net income interest and non-interest income.

Santander Holdings USA, Inc. and Subsidiaries

Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”)

Executive Summary

The Company is comprised of one major subsidiary, the Bank. The Bank is a $78 billion financial institution as of December 31, 2011 with retail branches, operations and team members located principally in Pennsylvania, Massachusetts, New Jersey, Connecticut, New Hampshire, New York, Rhode Island, Delaware and Maryland. The Bank gathers substantially all of its deposits in these market areas. The Bank uses these deposits, as well as other financing sources, to fund the loan and investment portfolios. The Bank earns interest income on the loan and investment portfolios. In addition, the Bank generates non-interest income from a number of sources including deposit and loan services, sales of loans and investment securities, capital markets products and bank-owned life insurance. The principal non-interest expenses include employee compensation and benefits, occupancy and facility-related costs, technology and other administrative expenses. The volumes, and accordingly the financial results, are affected by the economic environment, including interest rates, consumer and business confidence and spending, as well as the competitive conditions within the Company’s geographic footprint. On January 30, 2009, the Company was acquired by Santander.

In July 2009, Santander contributed SCUSA, a majority owned subsidiary, into the Company. SCUSA’s results of operations were consolidated from January 2009 until December 31, 2011. On December 31, 2011, the Company deconsolidated SCUSA as a result of certain agreements with investors entered into during the fourth quarter 2011. Accordingly, as of December 31, 2011 SCUSA is accounted for as an equity method investment. Refer to the SCUSA Transaction section of this MD&A and Note 3 of the Notes to Consolidated Financial Statements for additional information.

Customers select the Bank for banking and other financial services based on its ability to assist customers and provide customized solutions. Following the acquisition by Santander, the Company began to change its strategy substantially. During 2009 and much of 2010, the Company’s primary emphasis was stabilization and turning around the operating results of the Company by realigning various elements of the Santander business model into the Company’s reporting structure. The second phase, transformation, has already begun and focuses on creating a sound, sustainable, and competitive franchise.

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

Moving forward, the Company’s priorities to transform the franchise include the following key initiatives:

•

Growing Corporate Banking is a key priority for the Bank. Management plans to take a measured and gradual approach to building a strong franchise. Significant Corporate Banking initiatives include strengthening the Large Corporate unit as a competitive provider for large corporate customers, balancing penetration of different Corporate Banking units within the Bank’s footprint in New England, Metro New York, and the Mid-Atlantic region, increasing participation in syndicated and club loans to in-footprint companies, upgrading the technology platform and operational capabilities, and taking advantage of Santander’s global presence by seeking U.S. Transaction Banking business from non-U.S. Santander clients.

•

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

•

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

In order to improve operating returns, management has continued to focus on acquiring and retaining customers by demonstrating convenience through the Bank’s locations, technology and business approach while offering innovative and easy-to-use products and services.

Economy

More than two-and-a-half years after the official end of the longest and deepest recession since World War II, the United States is continuing to undergo a slower-than-average recovery, similar to the experience of other countries facing financial crises. The recovery started strong with growth in the nation’s gross domestic product (GDP) averaging 3.0 percent over the first six quarters after the official end of the recession, but slowed considerably in the first half of 2011. Many analysts have referred to the recovery to date as “modest” or “disappointing.” The unemployment rate fell from a peak of 10.0% in late 2009 to 8.5 % by December 2011. The unemployment rate in the majority of the Company’s principal locations is lower than the national average, and is lower in December 2011 than December 2010. The slow recovery of the unemployment rate has been accompanied by a 2% decline in the labor force participation rate since the onset of the recession. The long-term unemployed, those out of work for 27 or more weeks, account for an unprecedented share of the unemployed. Home prices declined by more than 30% from their peak in early 2006, and the housing market remains at or very near record lows.

Recent Industry Consolidation in the Geographic Footprint

The Company believes its acquisition by Santander strengthened the Company’s financial position and enabled the Company to execute its strategy of focusing on its core retail and commercial customers in the Company’s geographic footprint. The banking industry has experienced significant consolidation in recent years, which is likely to continue in future periods. Consolidation may affect the markets in which the Company operates as new or restructured competitors integrate acquired businesses, adopt new business practices or change product pricing as they attempt to maintain or grow market share. Recent merger activity involving national, regional and community banks and specialty finance companies in the Northeastern United States, has affected the competitive landscape in the markets the Company serves. Management continually monitors the environment in which it operates to assess the impact of the industry consolidation on the Company, as well as the practices and strategies of the Company’s competitors, including loan and deposit pricing, customer expectations and the capital markets.

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

The true impact of this legislation to the Company and the industry will be unknown until these reforms are complete, although they will involve higher compliance costs. Certain elements have, and will continue to, negatively affect the Company’s revenue and earnings; while certain other elements, such as the “Collins Amendment”, will phase in the heightened capital standards by eliminating trust preferred securities as tier 1 regulatory capital for certain financial institutions. Other impacts include increases to the levels of deposit insurance assessments on large insured depository institutions, impacts to the nature and levels of fees charged to consumers, changes to the types of derivative activities that the Bank and other insured depository institutions may conduct, and other increases to capital, leverage and liquidity requirements for banks and bank holding companies. Financial institutions deemed to be systemically important (generally defined as financial institutions, similar to the Company, with greater than $50 billion in total assets) will be subject to additional supervision and requirements to develop resolution plans for potential economic and market events that could have a significant negative impact on their business. These changes could impact the future profitability and growth of the Company.

Santander Holdings USA, Inc. and Subsidiaries

In the fourth quarter of 2009, The Federal Reserve Board (FRB) announced regulatory changes to debit card and ATM overdraft practices that were effective July 1, 2010. These changes prohibit financial institutions from charging consumers fees for paying overdrafts on automated teller machine (ATM) and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions. These changes have adversely impacted consumer banking fee revenue.

In December 2010, the Basel Committee on Banking Supervision issued “Basel III: A global regulatory framework for more resilient banks and banking systems” (“Basel III”). Basel III is a comprehensive set of reform measures designed to strengthen the regulation, supervision and risk management of the banking sector. Basel III is expected to significantly increase the capital required to be held by banks or holding companies and narrow the types of instruments which would qualify as providing appropriate capital. Banks or holding companies will also be required to hold a capital conservation buffer, which would be designed to absorb losses during periods of economic stress. Banks or holding companies not meeting these requirements will face constraints on dividends, equity repurchases and compensation based on the amount of the shortfall. The phase-in period for the new minimum capital requirements and related buffers will begin in 2013 and is expected to be completed by 2019.

In July 2011, the Basel Committee issued the proposed consultative document “Globally Systemic Important Banks: Assessment Methodology and the Additional Loss Absorbency Requirement” which sets out measures for global, systemically important financial institutions including the methodology for measuring systemic importance, and the additional capital requirements. In November 2011, the Basel Committee issued the final provisions of the document. This will be phased in from 2016 through 2018.

The Basel III rules do not apply to U.S. banks or holding companies automatically. As timing for the U.S. banking agency’s publication to implement the Basel III capital framework and the implementation schedule is unknown, significant uncertainty exists to the ultimate impacts of Basel III on U.S. financial institutions.

Recent Developments in Bank Regulation

In May 2011, the Bank applied to the Office of the Comptroller of the Currency (“OCC”) to become a national bank organized under the National Bank Act. In connection with this application, the Company submitted an application to the FRB to become a bank holding company, upon the conversion of the bank to a national bank, under the Bank Holding Company Act of 1956, as amended. On October 14, 2011, the FRB approved the Company’s application. On November 8, 2011 the OCC approved the application by the Bank. Effective on January 26, 2012, the Bank converted from a federal savings bank to a national banking association. In connection with the charter conversion, the Bank has changed its name to Sovereign Bank, National Association. Also effective on January 26, 2012, the Company has become a bank holding company.

As a national bank, the Bank is no longer subject to federal thrift regulations and instead is subject to the OCC’s regulations under the National Bank Act. The various laws and regulations administered by the OCC for national banks affect corporate practices and impose certain restrictions on activities and investments, but the Company does not believe that the Bank’s current or currently proposed business will be limited materially, if at all, by these restrictions. In addition, as a national bank, the Bank is no longer subject to the qualified thrift lender requirement, which requires thrifts to maintain a certain percentage of their “portfolio assets” in certain ‘qualified thrift investments,” such as residential housing related loans, certain consumer and small business loans and residential mortgage-backed securities. The Bank is no longer subject to the restrictions in the Home Owners’ Loan Act limiting the amount of commercial loans that the Bank may make.

Santander Holdings USA, Inc. and Subsidiaries

As a bank holding company, the Company is subject to the comprehensive, consolidated supervision and regulation of the FRB. The Company is subject to risk-based and leverage capital requirements and information reporting requirements. The Company believes that it is “well capitalized” under the FRB’s capital standards.

Additionally, because the Company has more than $50 billion in total consolidated assets, as a bank holding company it will become subject to the heightened prudential and other requirements for large bank holding companies. The Dodd-Frank Act imposes heightened prudential requirements on bank holding companies with at least $50 billion in total consolidated assets and requires the FRB to establish prudential standards for such large bank holding companies that are more stringent than those applicable to other bank holding companies, including standards for risk-based capital requirements and leverage limits, liquidity, risk-management requirements, and credit exposure reporting and concentration limits. As part of the Dodd-Frank enhanced supervision framework, the Company will be subject to annual stress tests by the FRB, and the Company and the Bank will be required to conduct semi-annual and annual stress tests, respectively, reporting results to the FRB and the OCC. The FRB also has discretionary authority to establish additional prudential standards, on its own or at the Financial Stability Oversight Council’s recommendation, regarding contingent capital, enhanced public disclosures, short-term debt limits, and otherwise as it deems appropriate.

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

On June 29, 2011, the FRB issued the final rule implementing the debit card interchange fee and routing regulation rules pursuant to the “Durbin amendment”. The final rule establishes standards for assessing whether debit card interchange fees received by debit card issuers are “reasonable and proportional” to the costs incurred by issuers for electronic debit transactions. In addition, the final rule prohibits network exclusivity arrangements on debit cards to ensure merchants have choices in how debit card transactions are routed. The effective date for the provision regarding debit card interchange fees and the network exclusivity prohibition was October 1, 2011 and April 1, 2012, respectively. The negative impact of the Durbin amendment on revenue is approximately $50 to $60 million annually based on the current debit card transaction volume.

Current Interest Rate Environment

Net interest income represents a significant portion of the Company’s revenues. Accordingly, the interest rate environment has a substantial impact on SHUSA’s earnings. Currently, the Company is in an asset sensitive interest rate risk position. During 2011, the net interest margin increased to 4.86% from 4.69% in 2010. This increase in margin is primarily attributable to the changing interest rate environment combined with a mix shift from higher cost wholesale deposits to lower cost retail deposits. Net interest margin in future periods will be impacted by several factors such as but not limited to, the Company’s ability to grow and retain core deposits, the future interest rate environment, loan and investment prepayment rates, and changes in nonaccrual loans. See further discussion in “Asset and Liability Management” including the estimated impact of changes in interest rates on the Company’s net interest income.

Credit Risk Environment

The credit quality of the loan portfolio has a significant impact on the operating results. The Company had net charge-offs of $1.3 billion in 2011 compared to $1.2 billion in 2010. Net charge-offs related to SCUSA in 2011 were $451.3 million compared to $432.0 million in 2010. The provision for credit losses was $1.3 billion in 2011 compared to $1.6 billion in 2010.

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

Santander Holdings USA, Inc. and Subsidiaries

Conditions in the housing market have significantly impacted areas of the Company’s business. Certain segments of the Bank’s consumer and commercial loan portfolios have exposure to the housing market. Total residential real estate loans including held for sale increased to $11.6 billion at December 31, 2011 from $11.2 billion at December 31, 2010, while Alt-A residential real estate loans (also known as limited documentation) decreased to $1.5 billion from $1.9 billion over the same respective period. Charge-offs on the Alt-A residential real estate loans have increased year-over-year and totaled $95.8 million for the year ended December 31, 2011 compared to $45.3 million for the year ended December 31, 2010. The increase in charge-offs in the Alt-A residential real estate loan portfolio during 2011 was due to a one-time write-off of $46.8 million of Specific Valuation Allowances (SVAs) in this portfolio. In certain circumstances, SVAs were permitted to be used instead of partial charge-offs by the OTS, the Company’s former regulator. To conform to OCC policies, the Bank charged-off $103.7 million of mortgage loans against their related SVAs during 2011. These charge-offs did not have an impact on the results of operations. Future performance of the residential loan portfolio will continue to be significantly influenced by home prices in the residential real estate market, unemployment and general economic conditions.

The homebuilder industry also has been impacted by difficult new home sales volumes and values of residential real estate which has impacted the profitability and liquidity of these companies. Declines in real estate prices have been the most pronounced in certain states where previous increases were the largest, such as California, Florida and Nevada. Additionally, heightened foreclosure volumes have continued in various other areas due to the generally challenging economic environment and levels of unemployment. The Company provided financing to various homebuilder companies which is included in the commercial loan portfolio. The Company has been reducing its loss exposure to this loan portfolio which has resulted in the decline to $95.8 million at December 31, 2011 compared to $189.4 million at December 31, 2010. At December 31, 2011, the entire homebuilder loan portfolio is in the Company’s geographic footprint which generally has had more stable economic conditions on a relative basis compared to the national economy. Management will continue to monitor the credit quality of this portfolio in future periods given the recent market conditions and determine the impact, if any, on the allowance for loan losses related to these homebuilder loans.

Concerns regarding Greece’s ability to meet its debt obligations have continued to heighten. In addition, recent market sentiment has raised serious doubt about the credit quality of certain other European jurisdictions. Other than transactions with the parent company, Santander, as further described in Notes 13 and 27 to the Consolidated Financial Statements, the Company’s exposure to Eurozone countries includes the following (amounts are in thousands):

	September 30,	September 30,	September 30,
Country	Bonds(1)	Government Institution Bonds	Total(2)

Germany	$45,424	$—	$45,424
Spain	181,199	75,683	256,882
France	176,797	—	176,797
Italy	68,756	—	68,756
Portugal	65,859	—	65,859

	$538,035	$75,683	$613,718

(1)

Includes investments in multi-national corporations including covered bonds with high investment grade ratings and operating diversification outside of their home countries. The above country represents the ultimate obligor, however the investment is in corporations or entities that are domiciled in a different country.

(2)	The Company’s exposure includes $310.0 million in non-financial institutions and $304.0 million in financial institutions.

Overall, gross exposure to these countries is less than 1.0% of the Company’s total assets as of December 31, 2011. The Company has no exposure to any other country in the Eurozone including Ireland or Greece. The Company currently does not have credit protection on any of these exposures. During 2011, the Company entered into cross currency swaps in order to hedge the foreign exchange risk on certain Euro denominated investments.

Santander Holdings USA, Inc. and Subsidiaries

On August 5, 2011, Standard & Poor’s (“S&P”), one of three major credit rating agencies which also include Moody’s Investors Service and Fitch, lowered its long-term credit rating on the United States sovereign debt from AAA to AA+. Moody’s and Fitch each maintained the highest rating on U.S. sovereign debt, but have assigned a negative outlook to its ratings. The implications of these actions by the ratings agencies could include negative effects on U.S. Treasury securities as well as instruments issued, guaranteed or insured by government agencies or government-sponsored institutions. These types of instruments are significant assets for the Company. In addition, the potential impact could exacerbate the other risks to which the Company is subject to including, but not limited to, the risk factors described in Part I, Item 1A – Risk Factors of the Annual Report on Form 10-K.

On October 11, 2011, Fitch Ratings downgraded six Spanish banks, including Santander, indicating that this was due to the downgrade of the Kingdom of Spain to AA-, as well as to the fact that banks worldwide and particularly in Europe, face challenges in fundamentals and in the markets. Fitch ratings were downgraded for Banco Santander from AA with stable outlook to AA- with negative outlook. Also on October 11, 2011, Standard & Poor’s downgraded Spanish banks because it believes the sluggish growth prospects, the still depressed real estate market and increased turbulence in capital markets will impact financial entities in the coming months. Banco Santander’s long-term debt ratings are AA- with negative outlook. On October 19, 2011, Moody’s also downgraded Spanish entities as a result of downgrading Spain’s sovereign debt to A1. The long-term debt ratings of Banco Santander were downgraded from Aa2 to Aa3, maintaining a negative outlook.

As a result of the continuing decline in the European markets, as well as the downgrade of the Kingdom of Spain from AA- to A on January 27, 2012, Fitch Ratings downgraded fifteen Spanish banks, including Santander on February 13, 2012. Fitch ratings were downgraded for Santander from AA- to A. Also on February 13, 2012, Standard & Poor’s downgraded Spanish banks because it expects Spanish banks’ profitability to remain below the historical average over the medium term, owing to high credit provisions which could impair the Spanish banking system’s competitive dynamics. Santander’s long-term debt rating was downgraded from AA- to A+ with negative outlook. On February 16, 2012, Moody’s put over 100 banks, including certain Spanish banks on rating review for possible downgrade. The long-term debt ratings of Banco Santander are currently listed as “rate under review” for possible downgrade from its current rating of Aa3 with a negative outlook.

During 2011 and 2012 the rating agencies took the following actions regarding the Company and the Bank:

Standard and Poor’s: On October 14, 2011 Standard & Poor’s said that its ratings on SHUSA and the Bank were not affected by the downgrade of Santander on October 11, 2011. Standard & Poor’s ratings remained at A/A-1 with a stable outlook for SHUSA and the Bank. On November 29, 2011, reflecting its new rating methodology, Standard & Poor’s raised SHUSA and the Bank’s ratings to A+/A-1 with a negative outlook. On February 13, 2012, in conjunction with its downgrade of Banco Santander, Standard and Poor also downgraded SHUSA and the Bank’s ratings from A+ with negative outlook to A with negative outlook.

Fitch: In conjunction with its downgrade of Banco Santander, on October 11, 2011 Fitch also downgraded SHUSA and the Bank’s ratings from AA- with stable outlook to A+ with negative outlook for both SHUSA and the Bank. On February 13, 2012, in conjunction with its downgrade of Banco Santander, Fitch also downgraded SHUSA and the Bank’s ratings from A+ with negative outlook to A- with negative outlook.

Moody’s: In April 2011, Moody’s upgraded the Bank’s long-term debt ratings from A3 to A2 and its short term rating from P-2 to P-1. In addition, SHUSA’s outlook was improved from negative to stable but remains at a long-term debt rating of Baa1. There have been no additional actions from Moody’s related to SHUSA or the Bank’s ratings.

Santander Holdings USA, Inc. and Subsidiaries

Results of Operations for the Years Ended December 31, 2011 and 2010

	September 30,	September 30,
	YEAR ENDED DECEMBER 31,
(Dollars in thousands)	2011	2010
Net interest income	$3,864,814	$3,398,639
Provision for credit losses	(1,319,951)	(1,627,026)
Total non-interest income	1,996,672	1,029,469
General and administrative expenses	(1,842,224)	(1,573,100)
Other expenses	(532,786)	(208,997)
Income tax (provision)/benefit	(908,279)	40,390

Net income	$1,258,246	$1,059,375

The major factors affecting comparison of earnings between 2011 and 2010 were:

•	Net interest income increased $466.2 million or 13.7% during 2011 principally due to higher balances at SCUSA. Excluding the impact of SCUSA, net interest income increased $39.2 million as net interest margin decreased from 2.71% in 2010 to 2.62% in 2011.

•	The decrease in provision for credit losses in 2011 is related to the improvement in credit metrics as compared to 2010 though the allowance for credit losses still remains at elevated levels due to current economic environment.

•	Non-interest income increased $967.2 million:

(1)	2011 includes the $987.7 million pre-tax gain recognized related to the SCUSA Transaction. See further discussion in Note 3 to the Consolidated Financial Statements.

(2)	Net gains on investment securities of $74.6 million and $200.6 million in 2011 and 2010, respectively.

(3)	Current year results included the growth of consumer loan fees of $116.3 million in fees related to the SCUSA loan portfolio.

•	The increase in general and administrative expense from 2010 to 2011 was due primarily to increased loan servicing expenses at SCUSA and additional employee headcount and the reinstatement of personnel benefits in late 2010 at the Bank.

•	Other expenses were $532.8 million in 2011, as compared to $209.0 million in 2010. The increase in other expenses was primarily due to from the accrual for the Trust PIERS litigation of $344.2 million in December 2011.

•	The Company recorded an income tax provision of $908.3 million in 2011 compared to an income tax benefit of $40.4 million in 2010. Results for 2011 include some non-deductible expenses related to accruals for litigation matters and the impact of the SCUSA Transaction. Results for 2010 include a reduction of the deferred tax valuation allowance by $309.0 million.

Santander Holdings USA, Inc. and Subsidiaries

Net Interest Income

Net interest income for 2011 was $3.9 billion compared to $3.4 billion for 2010, an increase of 13.7%. The increase in net interest income in 2011 was primarily due to increased earnings on loans. Excluding SCUSA, net interest income was $1.7 billion for 2011, compared to $1.6 billion for 2010, an increase of 2.4%. Additionally, the Bank continued to focus on net interest spreads, both in loans and deposits, as the interest rate environment remained low in 2011.

Interest on investment securities and interest-earning deposits was $419.0 million for 2011 compared to $470.7 million for 2010. Though the average investment portfolio increased by $1.4 billion during 2011, the average investment portfolio continued to be approximately 18.0% of the total average assets. The average life of the investment portfolio has decreased to 4.24 years at December 31, 2011 compared to 6.06 years at December 31, 2010. As higher yielding investments continue to mature and available funds are used to purchase lower yielding investments, the yield on investments decreased to 2.74% in 2011 from 3.36% in 2010.

Interest on loans was $4.8 billion and $4.3 billion for 2011 and 2010, respectively. The average balance of loans was $66.1 billion with an average yield of 7.32% for 2011 compared to an average balance of $60.4 billion with an average yield of 7.17% for 2010. These increases are driven by $8.0 billion of loans acquired by SCUSA during the latter half of 2010, $1.7 billion of loans acquired by the Bank during the first quarter of 2011, and $181.9 million of credit card loans acquired by the Bank during the second quarter of 2011. At December 31, 2011, approximately 35% of the Bank’s total loan portfolio reprices monthly or more frequently.

Interest on total deposits was $248.7 million for 2011 compared to $228.6 million for 2010. The average balance of deposits was $39.2 billion with an average cost of 0.64% for 2011 compared to an average balance of $35.0 billion with an average cost of 0.65% for 2010. The decrease in interest expense is due to the continued lower interest rate environment in 2011, as well as repricing efforts on promotional money market and time deposit accounts during 2011. Additionally, the average balance of non-interest bearing deposits increased to $7.6 billion in 2011 from $7.1 billion in 2010.

Interest on borrowings and other debt obligations was $1.1 billion and $1.2 billion for 2011 and 2010, respectively. The average balance of total borrowings and other debt obligations was $30.9 billion with an average cost of 3.69% for 2011 compared to an average balance of $30.2 billion with an average cost of 3.84% for 2010. The increase in borrowing levels is primarily due to SCUSA asset earning growth which has been funded with increased borrowing.

Santander Holdings USA, Inc. and Subsidiaries

Table 1 presents a summary on a tax equivalent basis of the Company’s average balances, the yields earned on average assets and the cost of average liabilities for the years indicated (in thousands):

Table 1: Net Interest Margin

	xxxxx	xxxxx	xxxxx		xxxxx	xxxxx	xxxxx		xxxxx		xxxxx	xxxxx
	YEAR ENDED DECEMBER 31
	2011				2010				2009
	Average		Yield/		Average		Yield/		Average			Yield/
	Balance	Interest	Rate		Balance	Interest	Rate		Balance	Interest		Rate
Interest-earning assets:
Interest-earning deposits	$2,608,839	$6,044	0.23%		$1,250,666	$3,320	0.27%		$2,772,893		$7,771	0.28%
Investment securities(1)
Available for sale	13,448,887	448,908	3.34		13,337,912	508,408	3.81		10,855,257		428,161	3.94
Other	551,741	117	0.02		659,845	1,235	0.19		700,414		1,761	0.25

Total investments	16,609,467	455,069	2.74		15,248,423	512,963	3.36		14,328,564		437,693	3.05
Loans:
Commercial loan	22,180,497	891,797	4.02		23,255,452	1,024,413	4.41		26,192,894		1,153,341	4.40
Multi-family	6,954,761	352,159	5.06		5,502,976	292,098	5.31		4,530,207		253,687	5.60
Consumer:
Residential mortgage	11,530,366	518,721	4.50		10,993,027	535,783	4.87		11,001,667		574,454	5.22
Home equity loans and lines of credit	6,924,307	267,493	3.86		7,031,078	282,760	4.02		6,912,879		302,619	4.38

Total consumer loans secured by real estate	18,454,673	786,214	4.26		18,024,105	818,543	4.54		17,914,546		877,073	4.90

Auto loans	16,110,669	2,599,689	16.14		13,325,555	2,173,337	16.31		10,366,356		1,740,423	16.79
Other	2,435,783	215,503	8.85		257,055	17,891	6.96		275,388		19,105	6.94

Total Consumer	37,001,125	3,601,406	9.73		31,606,715	3,009,771	9.52		28,556,290		2,636,601	9.23

Total loans	66,136,383	4,845,362	7.32		60,365,143	4,326,282	7.17		59,279,391		4,043,629	6.82

Allowance for loan losses	(2,225,595)	—	—		(2,035,040)	—	—		(1,745,257)		—	—

Net loans(1)(2)	63,910,788	4,845,362	7.58		58,330,103	4,326,282	7.42		57,534,134		4,043,629	7.03

Total interest-earning assets	80,520,255	5,300,431	6.58		73,578,526	4,839,245	6.58		71,862,698		4,481,322	6.24

Non-interest-earning assets	11,557,793				11,264,845				10,486,084

Total assets	$92,078,048				$84,843,371				$82,348,782

Interest-bearing liabilities:
Deposits:
Retail and commercial deposits	$33,508,568	$226,928	0.68%		$30,070,825	$201,094	0.67%		$33,161,719		$545,766	1.65%
Wholesale deposits	2,134,268	9,653	0.45		1,066,009	16,327	1.53		4,108,495		76,992	1.87
Government deposits	2,211,050	8,185	0.37		2,195,651	7,355	0.33		2,080,676		12,244	0.59
Customer repurchase agreements	1,308,672	3,945	0.30		1,659,640	3,857	0.23		1,675,575		5,547	0.33

Total deposits	39,162,558	248,711	0.64		34,992,125	228,633	0.65		41,026,465		640,549	1.56

Total borrowings and other debt obligations	30,851,894	1,139,488	3.69		30,164,757	1,157,217	3.84		24,193,790		1,139,533	4.71

Total interest bearing liabilities	70,014,452	1,388,199	1.98		65,156,882	1,385,850	2.13		65,220,255		1,780,082	2.73

Non-interest-bearing DDA	7,623,390				7,097,506				6,809,303
Non-interest-bearing liabilities	2,495,305				2,119,883				2,170,858

Total liabilities	80,133,147				74,374,271				74,200,416
Stockholders’ equity	11,944,901				10,469,100				8,148,366

Total liabilities and stockholders’ equity	$92,078,048				$84,843,371				$82,348,782	$

Net interest spread(3)			4.60%				4.45%					3.51%

Taxable equivalent interest income/net interest margin		3,912,232	4.86%			3,453,395	4.69%				2,701,240	3.76%

Tax equivalent basis adjustment		(47,418)				(54,756)					(57,736)

Net interest income		$3,864,814				$3,398,639					$2,643,504

Ratio of interest-earning assets to interest-bearing liabilities			1.15	x			1.13	x				1.10x

(1)	The average balance of the non-taxable investment securities for the year-ended December 31, 2011, 2010 and 2009 were $1.5 billion, $1.8 billion and $1.7 billion, respectively. Tax equivalent adjustments to interest on investment securities available for sale for the years ended December 31, 2011, 2010 and 2009 were $36.1 million, $42.3 million and $43.9 million, respectively. Tax equivalent adjustments to loans for the years ended December 31, 2011, 2010 and 2009, were $11.3 million, $12.5 million and $13.8 million, respectively. Tax equivalent interest income is based upon an effective tax rate of 35%.

(2)	Amortization of premiums and discounts on purchased loans and amortization of deferred loan fees, net of origination costs, of $561 thousand, $1.2 million and $1.6 million for the years ended December 31, 2011, 2010 and 2009, respectively, are included in interest income. Average loan balances include non-accrual loans and loans held for sale.

(3)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

Santander Holdings USA, Inc. and Subsidiaries

Table 2 presents, on a tax equivalent basis, the relative contribution of changes in volumes and in rates to changes in net interest income for the periods indicated. The change in interest income not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

Table 2: Volume/Rate Analysis

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	YEAR ENDED DECEMBER 31,
	2011 VS. 2010			2010 VS. 2009
	INCREASE/(DECREASE)			INCREASE/(DECREASE)
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Interest-earning deposits	$3,195	$(471)	$2,724	$(4,061)	$(390)	$(4,451)
Investment securities available for sale	4,197	(63,697)	(59,500)	95,054	(14,807)	80,247
Investment securities other	(174)	(944)	(1,118)	(97)	(429)	(526)
Net loans(1)	421,368	97,712	519,080	56,561	226,092	282,653

Total interest-earning assets	428,586	32,600	461,186	147,457	210,466	357,923

Interest-bearing liabilities:
Deposits	26,630	(6,552)	20,078	(83,154)	(328,762)	(411,916)
Borrowings	25,988	(43,717)	(17,729)	251,450	(233,766)	17,684

Total interest-bearing liabilities	52,618	(50,269)	2,349	168,296	(562,528)	(394,232)

Net change in net interest income	$375,968	$82,869	$458,837	$(20,839)	$772,994	$752,155

(1)	Includes non-accrual loans and loans held for sale.

Provision for Credit Losses

The provision for credit losses is based upon actual credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimation of losses inherent in the current loan portfolio. The provision for credit losses for 2011 was $1.3 billion compared to $1.6 billion for 2010.

While showing signs of stabilizing, the challenging economy and high unemployment levels has required the Company to continue to maintain elevated loan loss reserve levels. The allowance for credit losses as a percentage of total loans held for investment has decreased to 2.61% from 3.84% at December 31, 2010, primarily as a result of the effects of the SCUSA Transaction. SCUSA primarily holds sub-prime loans which require higher loan loss reserves. Although, management believes current levels of reserves are adequate to cover the incurred losses for these loans, changes in housing values, interest rates and economic conditions could require additional provision for credit losses for the loan portfolio in future periods.

Net charge-offs increased in 2011 to $1.3 billion, compared to $1.2 billion in 2010. The ratio of net loan charge-offs to average loans, including loans held for sale, was 1.92% for 2011, compared to 2.01% for 2010. Commercial loan net charge-offs as a percentage of average commercial loans was 1.73% for 2011 compared to 2.07% for 2010. The consumer loans net charge-off rate was 2.07% for 2011 and 1.95% for 2010. Excluding SCUSA, net-charge-offs increased to $818.2 million in 2011 from $780.2 million in 2010. This increase is primarily a result from charge-offs of certain mortgage loans with Specific Valuation Allowances (SVAs). In certain circumstances, the Company’s former regulator, the Office of Thrift Supervision (“OTS”), permitted the use of SVAs on mortgage loans instead of partially charging-off the loan balance. To conform to OCC policies, the Bank charged-off $103.7 million of mortgage loans against their related SVAs during 2011 which were previously reserved by SVAs. As these loans were previously reserved, the charge-off of these loans did not have an impact to the results of operations.

Santander Holdings USA, Inc. and Subsidiaries

Table 3 presents the activity in the allowance for credit losses for the years indicated.

Table 3: Rollforward of the Allowance for Credit Losses

	September 30,	September 30,	September 30,	September 30,	September 30,
	2011	2010	2009	2008	2007
	(in thousands)
Allowance for loan losses, beginning of period	$2,197,450	$1,818,224	$1,102,753	$709,444	$471,030
Allowance established in connection with reconsolidation of previously unconsolidated securitized assets	—	5,991	—	—	—
Adjustments to the allowance for loan losses due to SCUSA	—	—	347,302	—	—
Effects of the SCUSA Transaction	(1,208,474)	—	—	—	—
Provision for loan losses(1)	1,364,087	1,585,545	1,790,559	874,140	394,646
Allowance released in connection with loan sales or securitizations	—	—	—	(3,745)	(12,409)
Charge-offs:
Commercial	545,028	650,888	518,468	238,470	65,670
Consumer	1,069,009	861,269	1,232,070	353,244	153,194

Total charge-offs	1,614,037	1,512,157	1,750,538	591,714	218,864
Recoveries:
Commercial	42,059	54,768	11,288	13,378	15,187
Consumer	302,407	245,079	316,860	101,250	59,854

Total recoveries	344,466	299,847	328,148	114,628	75,041

Charge-offs, net of recoveries	1,269,571	1,212,310	1,422,390	477,086	143,823

Allowance for loan losses, end of period	$1,083,492	$2,197,450	$1,818,224	$1,102,753	$709,444

Reserve for unfunded lending commitments, beginning of period	300,621	259,140	65,162	28,302	15,256
Provision for unfunded lending commitments(1)	(44,136)	41,481	193,978	36,860	13,046

Reserve for unfunded lending commitments, end of period(2)	256,485	300,621	259,140	65,162	28,302

Total allowance for credit losses	$1,339,977	$2,498,071	$2,077,364	$1,167,915	$737,746

Net charge-offs to average loans	1.92%	2.01%	2.40%	0.83%	0.25%

(1)	The provision for credit losses on the consolidated statement of operations consists of the sum of the provision for loan losses and the provision for unfunded lending commitments.

(2)	The reserve for unfunded commitments is classified in other liabilities on the Consolidated Balance Sheet.

See Note 1 to the Consolidated Financial Statements for the Company’s charge-off policy with respect to its various loan types. See Note 1 and Note 6 to the Consolidated Financial Statements for further discussion of the allowance for credit losses.

Non-interest Income/ (Loss)

Total non-interest income was $2.0 billion for 2011 compared to $1.0 billion for 2010. The increase in non-interest income is primarily a result from the gain related to the SCUSA Transaction. Refer to the SCUSA Transaction section of this MD&A and Note 3 of the Notes to Consolidated Financial Statements for additional information.

Consumer banking fees were $637.5 million for 2011 compared to $531.3 million in 2010. This increase was primarily due to an increase of $116.3 million in consumer loan fees at SCUSA from acquisition volume principally due to higher servicing fees. Excluding the increase of consumer loan fees from SCUSA, the consumer banking fees decreased $5.3 million compared to 2010, as a result of the impact of reduced overdraft fee revenues due to regulatory restrictions established as a result of the Dodd Frank Act that became effective during 2011.

Commercial banking fees were $175.0 million for 2011 compared to $180.3 million in 2010. The Company has been able to maintain the commercial fee levels due to pricing changes on the commercial deposit and loan portfolio fees.

Santander Holdings USA, Inc. and Subsidiaries

Mortgage banking results consist of fees associated with servicing loans not held by the Company, as well as amortization and changes in the fair value of mortgage servicing rights. Mortgage banking results also include gains or losses on the sales of mortgage, home equity loans and lines of credit and multi-family loans and mortgage-backed securities that were related to loans originated or purchased and held by the Company, as well as gains or losses on mortgage banking derivative and hedging transactions.

The table below summarizes the components of net mortgage banking revenues:

	September 30,	September 30,
	Twelve-months ended December 31,
	2011	2010
	(in thousands)
(Impairments to)/recoveries of mortgage servicing rights	$(42,515)	$24,564
Recoveries of multi-family servicing rights	4,726	100
Residential mortgage and multi-family servicing fees	51,175	54,355
Amortization of residential mortgage and multi-family servicing rights	(43,783)	(57,350)
Net gains on hedging activities	6,579	619
Gain on sales of mortgages	22,891	35,909
Loss on sales of multi-family loans	(1,881)	(10,242)

Total	$(2,808)	$47,955

At December 31, 2011 and 2010, the Company serviced residential real estate loans for the benefit of others totaling $13.7 billion and $14.7 billion, respectively. The carrying value of the related mortgage servicing rights at December 31, 2011and 2010 was $91.3 million and $146.0 million, respectively. For 2011, the Company recorded impairment charges of $42.5 million on the mortgage servicing rights, resulting primarily from changes in anticipated loan prepayment rates (CPR) and, to a lesser extent, changes in the anticipated earnings rate on escrow and similar balances. Significant assumptions in the valuation of mortgage servicing rights are anticipated loan prepayment rates (CPR), the anticipated earnings rate on escrow and similar balances held by the Company in the normal course of mortgage servicing activities and the discount rate reflective of a market participant’s required return on investment for similar assets. Increases to prepayment speeds, which are generally driven by lower long term interest rates, result in lower valuations of mortgage servicing rights, while lower prepayment speeds result in higher valuations. The escrow related credit spread is the estimated reinvestment yield earned on the serviced loan escrow deposits. Decreases in the anticipated earnings rate on escrow and similar balances result in lower valuations of mortgage servicing rights while increased spreads result in higher valuations. For each of these items, the Company must make market assumptions based on future expectations. All of the assumptions are based on standards that management believes would be utilized by market participants in valuing mortgage servicing rights and are derived and/or benchmarked against independent public sources. Additionally, an independent appraisal of the fair value of the mortgage servicing rights is obtained annually and is used by management to evaluate the reasonableness of the discounted cash flow model. Future changes to prepayment speeds may cause significant future charges or recoveries of previous impairments in future periods.

The Company periodically sells qualifying mortgage loans to Freddie Mac (“FHLMC) and Fannie Mae (“FNMA”) in return for mortgage-backed securities issued by those agencies. The Company reclassifies the net book balance of the loans sold from loans to investment securities available for sale. For those loans sold to the agencies in which the Company retains servicing rights, the Company allocates the net book balance transferred between servicing rights and investment securities based on the relative fair values.

The Company previously sold multi-family loans in the secondary market to Fannie Mae while retaining servicing. In September 2009, the Bank elected to stop selling multi-family loans to Fannie Mae. Under the terms of the multi-family sales program with Fannie Mae, the Company retained a portion of the credit risk associated with the loans sold. As a result of the sales program with Fannie Mae, SHUSA retains a 100% first loss position on each multi-family loan sold to Fannie Mae under such program until the earlier to occur of (i) the aggregate approved losses on the multi-family loans sold to Fannie Mae reaching the maximum loss exposure for the portfolio as a whole or (ii) until all of the loans sold to Fannie Mae under this program are fully paid off. At December 31, 2011 and 2010, the Company serviced $9.3 billion and $11.2 billion, respectively, of loans for Fannie Mae that had been sold to Fannie Mae pursuant to this program with a maximum potential loss exposure of $167.4 million and $217.9 million, respectively. As a result of retaining servicing, the Company had net loan servicing assets of $0.4 million and $3.7 thousand at December 31, 2011 and 2010, respectively.

Santander Holdings USA, Inc. and Subsidiaries

The Company established a liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae. This liability represents the amount that the Company estimates that it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon internal specific information and an industry based default curve with a range of estimated losses. At December 31, 2011 and 2010, SHUSA had a $135.5 million and $171.7 million liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae under this sales program. The Company recorded servicing asset amortization of $4.3 million and $9.4 million related to the multi-family loans sold to Fannie Mae for 2011 and 2010, respectively. The Company recorded multi-family servicing recoveries of $4.8 million and $0.1 million as of December 31, 2011 and 2010.

Income related to bank owned life insurance increased to $58.6 million for 2011 compared to $54.1 million in 2010. This $4.5 million, or 8.4% increase, was due to increased death benefits in 2011.

Net gains on investment securities were $74.6 million for 2011, compared to $200.6 million for 2010. The decrease in gains on the sale of investments was primarily due to the sale of the non-agency mortgage backed securities during 2011 which resulted in a net loss of $103.3 million. The year ended December 31, 2011 included other-than-temporary impairment charges of $0.3 million on certain non-agency mortgage backed securities. The year ended December 31, 2010 results included other-than-temporary impairment charges of $4.8 million on non-agency mortgage backed securities and FNMA/FHLMC preferred stock as well as a pre-tax gain of $14.0 million on the sale of VISA shares.

General and Administrative Expenses

Total general and administrative expenses were $1.8 billion and $1.6 billion for 2011 and 2010, respectively, or an increase of 17.1%. The increase in general and administrative expense from 2010 to 2011 was due primarily to increased compensation and benefit expenses and increased loan servicing expenses at SCUSA. Loan servicing expense in 2011 was $215.1 million compared to $144.5 in 2010. Excluding SCUSA, general and administrative expenses were $1.3 billion and $1.2 billion for 2011 and 2010, respectively. The $121.5 million increase in general and administrative expenses in 2011 were primarily due to increases in compensation and benefit expenses of $26.8 million, occupancy and equipment expenses of $30.4 million, outside services expenses of $20.5 million and legal services of $17.8 million.

Other Expenses

Total other expenses were $532.8 million for 2011 compared to $209.0 million for 2010. The increase in other expenses primarily related to the accruals of $344.2 million for the Trust PIERS litigation. See further discussion on the litigation in Note 22 to the Consolidated Financial Statements. Other expenses also included amortization expense of core deposit intangibles of $55.5 million for 2011 compared to $63.4 million for 2010. This decrease is due to decreased core deposit intangible amortization expense on previous acquisitions.

Deposit insurance expense and other costs decreased to $79.5 million in 2011 from $93.2 million in 2010, principally due to the change in the calculation of FDIC insurance premiums during April 2011 from a calculation based on the level of insured deposits to a calculation based on average total assets less average tangible equity. FDIC insurance premiums decreased $13.7 million in 2011 from 2010, largely due to this change.

Income Tax Provision/ (Benefit)

SHUSA recorded a provision of $908.3 for 2011 compared to a benefit of $40.4 million for 2010. The effective tax rate for 2011 was 42.0% compared to (4.0) % for 2010. The effective rate for 2011 was impacted by the non deductible accretion of discounts on debt related to the Trust PIERS litigation and the gain recognized related to the SCUSA Transaction. The effective rate for 2010 was impacted by reductions to the deferred tax valuation allowance. Excluding the impact of these items, the Company’s effective tax rate for 2011 and 2010 was 36.3% and 33.3% respectively. See Note 19 of the Consolidated Financial Statements for a reconciliation of the Company’s effective tax rate to the statutory federal rate of 35%.

Santander Holdings USA, Inc. and Subsidiaries

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

Line of Business Results

The Company’s segments are focused principally around the customers that the Bank serves. The Retail banking segment is primarily comprised of the branch locations and the residential mortgage business. The branches offer a wide range of products and services to customers and each attracts deposits by offering a variety of deposit instruments including demand and interest bearing demand deposit accounts, money market and savings accounts, certificates of deposits and retirement savings products. The branches also offer consumer loans such as home equity loans and lines of credit. The Retail banking segment also includes business banking loans and small business loans to individuals. The Specialized Business segment is primarily comprised of non-strategic lending groups which include indirect automobile, aviation and continuing care retirement communities. The Corporate banking segment provides the majority of the Company’s commercial lending platforms such as commercial real estate loans, multi-family loans, commercial and industrial loans and the Company’s related commercial deposits. The Global Banking and Markets segment includes businesses with large corporate domestic and foreign clients. The Other category includes investment portfolio activity, intangibles and certain unallocated corporate income and expenses.

The SCUSA segment is comprised of a specialized consumer finance company engaged in the purchase, securitization and servicing of retail installment contracts originated by automobile dealers and direct origination of retail installment contracts over the internet. In July 2009, Santander contributed SCUSA, a majority owned subsidiary, into the Company. SCUSA’s results of operations were consolidated from January 2009 until December 31, 2011. As of December 31, 2011, SCUSA is accounted for as an equity method investment. Refer to the SCUSA Transaction section of this MD&A and Note 3 of the Notes to Consolidated Financial Statements for additional information. SCUSA was managed as a separate segment throughout 2011 and SHUSA’s 2011 statement of operations includes a full year of SCUSA results. Therefore, SCUSA continues to be reported as a separate segment as of December 31, 2011.

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

The provision for credit losses recorded by each segment is based on the net charge-offs of each line of business and changes in specific reserve levels for loans in the segment except for changes in SVAs made during the third quarter of 2011 and the difference between the provision for credit losses recognized by the Company on a consolidated basis and the provision recorded by the business line is recorded in the Other category.

Other income and expenses directly managed by each business line, including fees, service charges, salaries and benefits, and other direct expenses as well as certain allocated corporate expenses are accounted for within each segment’s financial results. Accounting policies for the lines of business are the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business. Expenses are allocated to the business segments in accordance with the management reporting system, which includes the allocation of the majority of expenses including overhead costs which is not necessarily comparable with similar information published by other financial institutions. Where practical, the results are adjusted to present consistent methodologies for the segments.

During 2011, the multi-family and large corporate commercial specialty groups were merged into the Corporate banking segment from the Specialized Business segment, which, for 2010, resulted in approximately $8.9 billion of average assets and $30.0 million of pretax income allocated to the Corporate banking segment that had previously been allocated to the Specialized Business segment. Since the Specialized Business segment had no goodwill allocated to it, this reporting structure change had no impact on the amount of goodwill assigned to other segments. Prior period results were recast to conform to current methodologies for the segments.

Santander Holdings USA, Inc. and Subsidiaries

The Retail banking segment’s net interest income increased $57.2 million to $776.9 million in 2011, primarily due to lower structural funding costs and pricing discipline in loans and customer deposits. The net spread on a match funded basis for this segment was 1.28% in 2011 compared to 1.25% in 2010. The average balance of Retail Banking segment’s loans was $24.3 billion and $22.3 billion during 2011 and 2010, respectively. The average balance of deposits was $36.2 billion in 2011 compared to $34.4 billion in 2010. Average assets for the Retail segment were $24.5 billion in 2011, an increase of $1.5 billion from 2010. Fees and other income for this segment decreased $70.9 million during 2011 to $380.4 million, primarily due to residential servicing rights impairments taken during 2011. The provision for credit losses remained relatively flat in 2011, increasing only $3.5 million from 2010. Provisions have been at elevated levels since the third quarter of 2008 and will continue to be impacted by weak economic conditions and high levels of unemployment. General and administrative expenses, including allocated corporate and direct support costs, increased from $1.0 billion for 2010 to $1.1 billion for 2011. The increase in general and administrative expenses is due to increased headcount within the retail banking segment.

The Specialized Business segment net interest income decreased $37.0 million to $77.2 million in 2011. The net spread on a match funded basis for this segment was 2.73% in 2011 compared to 2.46% in 2010. The average balance of loans was $2.7 billion and $4.5 billion during 2011 and 2010, respectively. The average balance of deposits was $106.3 million in 2011 compared to $115.2 million in 2010. Average assets for the Specialized Business segment decreased $1.5 billion during 2011 to $3.8 billion, due to this segment being comprised of portfolios that are in a run-off position. Fees and other income decreased $14.0 million to $16.5 million in 2011, which is primarily due to the decrease of the average loan balance. The provision for credit losses decreased $39.8 million in 2011 to $189.7 million, which is also attributable to the decrease in the average balance of loans. General and administrative expenses, including allocated corporate and direct support costs, increased $1.7 million to $41.5 million for 2011.

The Corporate segment net interest income increased $30.2 million to $489.7 million for 2011 compared to 2010. The average balance of loans was $21.2 billion in 2011 versus $20.9 billion during 2010. The net spread on a match funded basis for this segment was 1.69% in both 2011 and 2010. The provision for credit losses decreased by $39.3 million in 2011 to $190.2 million, due to an improvement in commercial loan credit quality during the year. General and administrative expenses, including allocated corporate and direct support costs, increased $1.8 million to $144.6 million in 2011.

The Global Banking and Markets segment net interest income increased $35.1 million to $61.3 million for 2011 compared to 2010, primarily due to average loans for this segment increasing during 2011. The average balance of loans was $2.6 billion in 2011 versus $1.1 billion during 2010. The net spread on a match funded basis for this segment was 1.73% in 2011 compared to 1.90% in 2010. Average assets for the Global Banking and Markets segment increased $1.3 billion during 2011 to $3.1 billion. Fees and other income for this segment increased $17.8 million to $29.2 million during 2011 due to the increase in the average balance of loans. The provision for credit losses increased $14.6 million to $21.3 million during 2011, also due to the increase in the average balance of loans in this segment. General and administrative expenses, including allocated corporate and direct support costs, increased $1.7 million to $16.6 million in 2011.

The SCUSA segment net interest income increased $429.9 million to $2.2 billion in 2011 compared to 2010 due to increased earnings resulting from late 2010 loan acquisitions. The average balance of loans was $15.2 billion in 2011 versus $11.2 billion in 2010. Average borrowings in 2011 were $14.1 billion with an average cost of 2.96% compared to $10.7 billion with an average cost of 2.97% in 2010. Average assets in this segment increased $3.9 billion during 2011 to $15.8 billion, due to the portfolio acquisitions in late 2010. The increase in fees and other income of $194.9 million to $440.5 million for 2011 was primarily due to higher servicing fees at SCUSA from acquisition volume. The provision for credit losses decreased in 2011 to $819.2 million from $888.2 million in 2010. General and administrative expenses increased from $391.8 million in 2010 to $550.1 million in 2011. SCUSA continues to remain profitable due to strong pricing on its loan portfolio, favorable financing costs and adequate sources of liquidity which in part is attributable to its relationship with Santander. Additionally, SCUSA’s successful servicing and collection practices have enabled them to maximize cash collections on their portfolio and generate servicing fee income. Future profitability levels will depend on controlling credit losses and continuing to be able to effectively price new volume. SCUSA’s business has also been favorably impacted by the fact that certain competitors have exited the subprime auto market.

The net income before taxes for the Other category increased $610.7 million from 2010 to $1.1 billion in 2011, primarily due to the $987.7 million gain from the SCUSA Transaction. See further discussion regarding the SCUSA Transaction in Note 3 to the Consolidated Financial Statements. Net interest income decreased from $323.5 million in 2010 to $274.3 million for 2011.

Santander Holdings USA, Inc. and Subsidiaries

Results of Operations for the Years Ended December 31, 2010 and 2009

	September 30,	September 30,
	YEAR ENDED DECEMBER 31,
(Dollars in thousands)	2010	2009
Net interest income	$3,398,639	$2,643,504
Provision for credit losses	(1,627,026)	(1,984,537)
Total non-interest income	1,029,469	342,297
General and administrative expenses	(1,573,100)	(1,520,460)
Other expenses	(208,997)	(603,703)
Income tax benefit	40,390	1,284,464

Net income	$1,059,375	$161,565

The major factors affecting comparison of earnings and diluted earnings per share between 2010 and 2009 were:

•	Net interest income increased $755.1 million or 28.6% during 2010. Net interest income increased $277.1 million excluding the impact of SCUSA as net interest margin increased from 2.18% in 2009 to 2.71% in 2010.

•	The decrease in provision for credit losses in 2010 is related to the improvement in credit metrics as compared to 2009 when the Company saw deterioration across the loan portfolio which led to elevated provisioning levels.

•	An increase in fees and other income of $687.2 million. Included in fees and other income:

(1)	Net gains/ (losses) on investment securities of $200.6 million and $(157.8) million in 2010 and 2009, respectively. 2010 and 2009 results included OTTI charges of $4.8 million and $143.3 million, respectively, on non-agency mortgage backed securities. 2009 results also included OTTI charges of $36.9 million on FNMA and FHLMC preferred stock and a gain of $20.3 million from the subsequent sale of those securities.

(2)	An increase in mortgage banking revenues in 2010 of $177.5 million. Current year results include a $24.6 million mortgage servicing recovery, as compared to a $3.3 million mortgage servicing impairment in the prior year. Prior year results included charges of $188.9 million to increase the recourse reserves associated with the sales of multi-family loans to Fannie Mae due to worsening credit conditions for these loans.

•	Increases in general and administrative expenses in 2010 were due primarily to an increase in loan expenses which was related to additional servicing fees from SCUSA acquisition activity. Excluding SCUSA, the Company’s general and administrative expenses declined $78.2 million. This reduction has been primarily due to cost management initiatives put in place by Santander since the acquisition. Additionally, the Bank reduced its employee base from December 2009 to December 2010.

•	Other expenses were $209.0 million in 2010, as compared to $603.7 million in 2009. Prior year results included $299.1 million of transaction related and other restructuring charges and a $35.3 million FDIC one-time special assessment charge recorded in deposit insurance premiums.

•	The Company recorded an income tax benefit of $40.4 million in 2010 compared to an income tax benefit of $1.3 billion in 2009. As previously discussed, the Company reversed $309.0 million in 2010 and $1.3 billion in 2009 of deferred tax valuation allowances. See “income tax expense/ (benefit)” below.

Net Interest Income

Net interest income for 2010 was $3.4 billion compared to $2.6 billion for 2009, or an increase of 28.6%. The increase in net interest income in 2010 was primarily due to increased earnings at SCUSA resulting from 2010 acquisitions.

Interest on investment securities and interest-earning deposits was $470.7 million for 2010 compared to $393.8 million for 2009. The average investment portfolio increased by $919.9 million during 2010 to 18.0% of the total average assets in 2010 compared to 17.4% in 2009. The average life of the investment portfolio has increased to 6.06 years at December 31, 2010 compared to 3.86 years at December 31, 2009. Increasing the average life of the investment portfolio positively impacted the overall yield as the yield increased to 3.36% in 2010 from 3.05% in 2009.

Santander Holdings USA, Inc. and Subsidiaries

Interest on loans was $4.3 billion and $4.0 billion for 2010 and 2009, respectively. The average balance of loans was $60.4 billion with an average yield of 7.17% for 2010 compared to an average balance of $59.3 billion with an average yield of 6.82% for 2009. At December 31, 2010, approximately 34% of the Bank’s total loan portfolio reprices monthly or more frequently.

Interest on total deposits was $228.6 million for 2010 compared to $640.5 million for 2009. The average balance of deposits was $35.0 billion with an average cost of 0.65% for 2010 compared to an average balance of $41.0 billion with an average cost of 1.56% for 2009. Additionally, the average balance of non-interest bearing deposits increased to $7.1 billion in 2010 from $6.8 billion in 2009. The decrease in interest expense was due to the lower interest rate environment in 2010, as well as repricing efforts on promotional money market and time deposit accounts during 2010.

Interest on borrowings and other debt obligations was $1.2 billion and $1.1 billion for 2010 and 2009, respectively. The average balance of total borrowings and other debt obligations was $30.2 billion with an average cost of 3.84% for 2010 compared to an average balance of $24.2 billion with an average cost of 4.71% for 2009.

Provision for Credit Losses

The provision for credit losses for 2010 was $1.6 billion compared to $2.0 billion for 2009. SCUSA’s provision for credit losses was $888.2 million for 2010. Credit losses, while showing signs of stabilizing, remain elevated given the current challenging economy and high unemployment levels which has negatively impacted the credit quality of the loan portfolios.

The reserve for credit losses as a percentage of total loans held for investment increased to 3.84% from 3.61% at December 31, 2009.

Net charge-offs decreased in 2010 to $1.2 billion, compared to $1.4 billion for the corresponding period in the prior year. Excluding the impact of charge-offs from SCUSA’s loan portfolio of $432.0 million for the twelve-month period ended December 31, 2010, losses on the Bank’s loan portfolio increased.

Non-performing assets were $2.9 billion or 3.29% of total assets at December 31, 2010, compared to $3.2 billion or 3.92% of total assets at December 31, 2009. The decrease was primarily driven by the commercial real estate, multi-family and commercial and industrial loan portfolios.

The ratio of net loan charge-offs to average loans, including loans held for sale, was 2.01% for 2010, compared to 2.40% for 2009. The consumer loans net charge-off rate was 1.95% for 2010 and 3.20% for 2009. Commercial loan net charge-offs as a percentage of average commercial loans were 2.07% for 2010 compared to 1.65% for 2009.

Non-interest Income/ (Loss)

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

Mortgage banking revenues had a net gain of $48.0 million for 2010 compared to a net loss of $129.5 million for 2009. The 2009 net loss was driven by an increase in recourse reserves on multi-family loans that were sold to Fannie Mae. The increase in the recourse reserves in 2009 were related to deterioration particularly in multi-family loans sold to Fannie Mae that were originated outside of the geographic footprint.

Santander Holdings USA, Inc. and Subsidiaries

The table below summarizes the components of net mortgage banking revenues:

	September 30,	September 30,
	Twelve-months ended December 31,
	2010	2009
	(in thousands)
Recoveries / (Impairments) to mortgage servicing rights	$24,564	$(3,274)
Recoveries of multi-family servicing rights	100	596
Residential mortgage and multi-family servicing fees	54,355	53,943
Amortization of residential mortgage and multi-family servicing rights	(57,350)	(64,897)
Net gains on hedging activities	619	(3,863)
Gain on sales of mortgages	35,909	71,120
Loss on sales of multi-family loans	(10,242)	(183,129)

Total	$47,955	$(129,504)

The Company previously sold multi-family loans in the secondary market to Fannie Mae while retaining servicing. In September 2009, the Bank elected to stop selling multi-family loans to Fannie Mae and since that time has retained all production for the loan portfolio. During 2009, the Company sold $566.0 million of multi-family loans and recorded gains of $5.8 million. These gains were reduced by increases to recourse reserve levels of $188.9 million in 2009. In 2009, SHUSA sold $5.7 billion of mortgage loans and recorded gains of $71.1 million. The increase in mortgage sales and related gains was due to the low interest rate environment which led to higher mortgage refinancings and improved execution of sales to Fannie Mae and Freddie Mac.

Under the terms of the multi-family sales program with Fannie Mae, the Company retains a portion of the credit risk associated with such loans. As a result of this agreement with Fannie Mae, the Bank retains a 100% first loss position on each multi-family loan sold to Fannie Mae under such program until the earlier to occur of (i) the aggregate approved losses on the multi-family loans sold to Fannie Mae reaching the maximum loss exposure for the portfolio as a whole ($217.9 million as of December 31, 2010) or (ii) until all of the loans sold to Fannie Mae under this program are fully paid off.

At December 31, 2010 and December 31, 2009, SHUSA serviced $11.2 billion and $12.3 billion in loans for Fannie Mae that had been sold to Fannie Mae pursuant to this program with a maximum potential loss exposure of $217.9 million and $245.7 million, respectively. As a result of retaining servicing, the Company had net loan servicing assets of $3.7 thousand at December 31, 2010. The Company recorded servicing asset amortization of $9.4 million and $9.0 million related to the multi-family loans sold to Fannie Mae for 2010 and 2009, respectively, and recognized servicing assets of $3.0 million during 2009.

The Company has established a liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae. This liability represents the amount that the Company estimates that it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon internal specific information and industry-based default curve with a range of estimated losses. At December 31, 2010 and December 31, 2009, the Company had a $171.7 million and $184.2 million liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae under this sales program.

At December 31, 2010, the Company serviced approximately $14.7 billion of residential mortgage loans for others, and the fair value of the net mortgage servicing asset was $148.7 million. This compares to $14.8 billion of residential mortgage loans serviced for others with a fair value residential mortgage servicing asset of $127.9 million at December 31, 2009. Due to a decrease in prepayment speed assumptions and changes in interest rates, the Company recorded mortgage servicing right recoveries of $24.6 million in 2010 compared to impairment charges of $3.3 million in 2009.

Income related to bank owned life insurance decreased to $54.1 million for 2010 compared to $58.8 million in 2009. This $4.7 million, or 8.0% decrease, was due to decreased death benefits in 2010.

Santander Holdings USA, Inc. and Subsidiaries

Net gains/ (losses) on investment securities and sale of VISA shares were $200.6 million for 2010, compared to $(157.8) million for 2009. The year ended December 31, 2010 included other-than-temporary impairment charges of $4.8 million on certain non-agency mortgage backed securities. The year ended December 31, 2009 results included other-than-temporary impairment charges of $180.2 million on non-agency mortgage backed securities and FNMA/FHLMC preferred stock as well as a gain of $20.3 million on the sale of the entire FNMA/FHLMC preferred stock portfolio.

General and Administrative Expenses

Total general and administrative expenses were $1.6 billion and $1.5 billion for 2010 and for 2009, respectively, or an increase of 3.5%. The increase in 2010 is primarily related to increased loan expense which was related to additional servicing fees from SCUSA portfolio acquisition activity.

Other Expenses

Total other expenses were $209.0 million for 2010 compared to $603.7 million for 2009. Other expenses included amortization expense of core deposit intangibles of $63.4 million for 2010 compared to $75.7 million for 2009. This decrease is due to decreased core deposit intangible amortization expense on previous acquisitions. In 2009, the Company recorded merger-related and restructuring charges of $299.1 million for costs associated with the Santander acquisition. The majority of these costs related to change in control payments to certain executives and severance charges of $152.2 million as well as restricted stock acceleration charges of $45.0 million. The Company also incurred fees of approximately $26.4 million to third parties to successfully close the transaction and incurred branch consolidation charges of $32.2 million, write-offs of fixed assets and information technology platforms of $28.5 million. During the first quarter of 2009, SHUSA redeemed $1.4 billion of high cost FHLB advances incurring a debt extinguishment charge of $68.7 million. This decision was made to reduce interest expense since the advances were at above market interest rates due to the current low rate environment.

Deposit insurance expense and other costs decreased to $93.2 million in 2010 from $138.7 million in 2009, primarily due to the FDIC special assessment charge in 2009. The FDIC charges financial institutions deposit premium assessments to ensure it has reserves to cover deposits that are under FDIC insured limits. The FDIC Board of Directors has established a reserve ratio target percentage of 1.25%. Due to recent bank failures, the reserve ratio is currently below its target balance. In December 2008, the FDIC published a final rule that raised the current deposit assessment rates uniformly for all institutions by 7 basis points, effective in the first quarter of 2009. In 2009, the FDIC announced additional fees would be assessed to institutions who have secured borrowings in excess of 15% of their deposits. The FDIC approved a special assessment charge of 5 cents per $100 of an institution’s assets minus its Tier 1 capital at June 30, 2009 to help bolster the reserve fund, which was payable on September 30, 2009. This special assessment charge for the Bank was $35.3 million.

Income Tax Benefit

The Company recorded a benefit of $40.4 million for 2010 compared to a benefit of $1.3 billion for 2009. The effective tax rate for 2010 was (4.0) % compared to (114.3) % for 2009. During 2009, Santander contributed the operation of SCUSA into the Company. As a result of this contribution, the Company updated its deferred tax realizability analysis in 2009 by incorporating future projections of taxable income that would be generated by SCUSA and reduced its deferred tax valuation allowance by $1.3 billion for the year ended December 31, 2009. Due to the profitability of the Company in 2010 and expected future growth in profits of the Company by the end of 2010, the Company considered the projected taxable income of the Company and all subsidiaries in its 2010 realizability analysis. As a result, the Company reduced its deferred tax valuation allowance by $309.0 million for the year ended December 31, 2010. As of December 31, 2010, the valuation allowance was $99.3 million which related to deferred tax assets subject to carry forward periods where management believed it is more likely than not that these deferred tax assets would remain unused after the carry forward periods have expired. See Note 19 to the Consolidated Financial Statements for a reconciliation of the effective tax rate to the statutory federal rate of 35%.

Santander Holdings USA, Inc. and Subsidiaries

Line of Business Results

During 2011, the multi-family and large corporate commercial specialty groups were merged into the Corporate segment from the Specialized Business segment, which, for 2010, resulted in approximately $8.9 billion of average assets and $30.0 million of pretax income allocated to the Corporate segment that had previously been allocated to the Specialized Business segment. For 2009, approximately $10.1 billion of average assets and $256.8 million of pretax loss were allocated to the Corporate segment that had previously been allocated to the Specialized Business segment. Since the Specialized Business segment had no goodwill allocated to it, this reporting structure change had no impact on the amount of goodwill assigned to other segments. Prior period results were recast to conform to current methodologies for the segments.

The Retail Banking segment’s net interest income increased $79.7 million to $719.7 million in 2010, primarily due to lower structural funding costs and pricing discipline in loans and customer deposits. The net spread on a match funded basis for this segment was 1.25% in 2010 compared to 1.07% in 2009. The average balance of Retail Banking segment’s loans was $22.3 billion and $22.8 billion during 2010 and 2009, respectively. The average balance of deposits was $34.4 billion in 2010 compared to $38.2 billion in 2009. The provision for credit losses increased in 2010 to $250.7 million from $201.5 million in 2009, as early 2010 charge-off levels continued to increase from 2009 levels before signs of stabilization later in 2010. Provisions have been at elevated levels since the third quarter of 2008 and will continue to be impacted by weak economic conditions and high levels of unemployment. General and administrative expenses, including allocated corporate and direct support costs, decreased from $1.1 billion for 2009 to $1.0 billion for 2010. The decrease in general and administrative expenses is due to tighter cost controls and a lower headcount within the retail banking segment.

The Specialized Business segment net interest income decreased $46.0 million to $114.3 million in 2010. The net spread on a match funded basis for this segment was 2.46% in 2010 compared to 2.31% in 2009. The average balance of loans was $4.5 billion and $6.9 billion during 2010 and 2009, respectively. The average balance of deposits was $115.2 million in 2010 compared to $136.1 million in 2009. Average assets for the Specialized Business segment decreased $2.2 billion during 2010 to $5.3 billion due to the segment being comprised primarily of run-off portfolios. Fees and other income remained relatively flat, decreasing $0.9 million to $30.5 million for 2010. The provision for credit losses decreased $240.2 million in 2010 to $229.6 million due primarily to a lower level of specific reserves. In 2009 credit losses in this segment were much higher than anticipated due primarily to auto loans that were originated by the Southeast and Southwest production offices. General and administrative expenses, including allocated corporate and direct support costs, increased from $14.7 million for 2009 to $39.9 million for 2010.

The Corporate segment net interest income increased $24.4 million to $459.5 million for 2010 compared to 2009. The average balance of loans was $20.9 billion in 2010 versus $22.5 billion during 2009. The net spread on a match funded basis for this segment was 1.69% in 2010 compared to 1.58% in 2009. Fees and other income increased $183.3 million to $68.9 million in 2010, primarily due to a $188.9 million charge taken during 2009. This charge was associated with increasing multi-family recourse reserves for loans sold to Fannie Mae. The provision for credit losses decreased by $185.7 million in 2010 to $229.4 million, due to a decrease in specific reserve allocations on certain segments within the commercial loan portfolio. The 2009 provisions included an increase in specific reserve levels due to conforming to Santander’s reserve allocation methodology. General and administrative expenses, including allocated corporate and direct support costs, decreased from $225.6 million for 2009 to $142.8 million in 2010 due to tighter expense management controls and lower headcount levels due to staff reductions.

The Global Banking and Markets segment net interest income increased $15.1 million to $26.2 million for 2010 compared to 2009 due to an increase in the commercial loan portfolio. The average balance of loans was $1.1 billion in 2010 versus $426.4 million during 2009. Average assets for the Global Banking and Markets segment increased $808.1 million to $1.7 billion during 2010. The net spread on a match funded basis for this segment was 1.90% in 2010 compared to 2.21% in 2009. General and administrative expenses, including allocated corporate and direct support costs, increased from $6.2 million for 2009 to $14.9 million in 2010.

The SCUSA segment net interest income increased $478.1 million to $1.8 billion in 2010, primarily due to portfolio acquisitions during 2010. The average balance of loans was $11.2 billion in 2010 versus $6.6 billion during 2009. Average borrowings were $10.7 billion in 2010 with an average cost of 2.97%, compared to $6.1 billion with an average cost of 3.84% in 2009. Average assets for this segment increased $5.0 billion to $12.0 billion during 2010 due to the portfolio acquisitions. Fees and other income increased $193.7 million to $245.6 million during 2010, the provision for credit losses increased $167.3 million and general and administrative expenses increased $138.8 million, all attributable to the increases in average assets and the average loan balance.

Santander Holdings USA, Inc. and Subsidiaries

The net loss before income taxes for the Other category decreased from $573.6 million in 2009 to income of $439.7 million in 2010. Net interest income increased from $119.7 million in 2009 to $323.5 million for 2010. The 2009 results included charges of $36.9 million and $143.3 million related to the OTTI charges on FNMA and FHLMC preferred stock and the non-agency mortgage backed securities portfolio, respectively. Additionally, 2009 results included charges of $299.1 million related to certain restructuring and merger charges. Finally, the Other category included deferred tax valuation allowance reversals of $309.0 million in 2010 and $1.3 billion in 2009.

SCUSA Transaction

Table 4 presents the pro-forma financial results of the Company for the years ended December 31, 2011, 2010 and 2009, assuming that the SCUSA Transaction occurred on January 1, 2009. Refer to Note 3 to the Consolidated Financial Statements for additional information.

Table 4: Pro-forma Presentation

	September 30,	September 30,	September 30,
	FOR THE YEAR ENDED DECEMBER 31,
	2011	2010	2009
	(in thousands)
Total interest income	$2,649,914	$2,713,109	$2,913,346
Total interest expense	970,414	1,069,909	1,547,200

Net interest income	1,679,500	1,643,200	1,366,146
Provision for credit losses	500,730	738,801	1,263,600

Net interest income after provision for credit losses	1,178,770	904,399	102,546

Total non-interest income	608,280	812,978	311,584
Equity investment income	799,102	438,822	194,515
Total general and administrative expenses	1,331,900	1,210,392	1,267,429
Total other expenses	513,658	177,441	580,384

Income/ (loss) before income taxes	740,594	768,366	(1,239,168)
Income tax provision/ (benefit)	347,483	(155,432)	(1,352,724)

Net income/(loss)	$393,111	$923,798	$113,556

Critical Accounting Policies

MD&A is based on the consolidated financial statements and accompanying notes that have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The significant accounting policies of the Company are described in Note 1 to the Consolidated Financial Statements. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments, and, as such, have a greater possibility of producing results that could be materially different than originally reported. However, the Company is not currently aware of any reasonably likely events or circumstances that would result in materially different results. Management identified consolidation, accounting for the allowance for loan losses and reserve for unfunded lending commitments, goodwill, derivatives and hedging activities and income taxes as the most critical accounting policies and estimates in that they are important to the portrayal of the financial condition and results, and they require management’s most difficult, subjective or complex judgments as a result of the need to make estimates about the effects of matters that are inherently uncertain.

Santander Holdings USA, Inc. and Subsidiaries

The Company’s senior management has reviewed these critical accounting policies and estimates with its Audit Committee. Information concerning the Company’s implementation and impact of new accounting standards issued by the Financial Accounting Standards Board (FASB) is discussed in Note 2,”Recent Accounting Pronouncements”, to the Consolidated Financial Statements.

Consolidation

The purpose of consolidated financial statements is to present the results of operations and the financial position of the Company and its subsidiaries as if the consolidated group were a single economic entity. There is a presumption that consolidated financial statements are more meaningful than separate financial statements and that they are usually necessary for a fair presentation when one of the entities in the consolidated group directly or indirectly has a controlling financial interest in the other entities.

The Company’s consolidated financial statements include the assets, liabilities, revenues and expenses of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

In accordance with the applicable accounting guidance for consolidations, the consolidated financial statements include any voting rights entities (“VIE”) in which the Company has a controlling financial interest and any variable interest entities (VIEs) where the Company is deemed to be the primary beneficiary. The Company consolidates its VIEs if the Company has: (i) a variable interest in the entity; (ii) the power to direct activities of the VIE that most significantly impact the entity’s economic performance; and (iii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE (i.e., the Company is considered to be the primary beneficiary). VIEs can include equity interests, subordinated debt, derivative contracts, leases, service agreements, guarantees, standby letters of credit, loan commitments, and other contracts, agreements and financial instruments.

On a regular basis, the Company reassesses whether it has a controlling financial interest and is the primary beneficiary of a VIE. The reassessment process considers whether the Company has acquired or divested the power to direct the activities of the VIE through changes in governing documents or other circumstances. The reassessment also considers whether the Company has acquired or disposed of a financial interest that could be significant to the VIE, or whether an interest in the VIE has become significant or is no longer significant. The consolidation status of the VIEs with which the Company is involved may change as a result of such reassessments. Changes in consolidation status are applied prospectively, with assets and liabilities of a newly consolidated VIE initially recorded at fair value. A gain or loss may be recognized upon deconsolidation of a VIE depending on the carrying amounts of deconsolidated assets and liabilities compared to the fair value of retained interests and ongoing contractual arrangements.

The Company uses the equity method to account for unconsolidated investments in voting rights entities or VIEs if the Company has significant influence over the entity’s operating and financing decisions but does not maintain control. Unconsolidated investments in voting rights entities or VIEs in which the Company has a voting or economic interest of less than 20% generally are carried at cost. These investments are included in Equity method Investments on the Consolidated Balance Sheet, and the Company’s proportionate share of income or loss is included in other expenses.

In July 2009, Santander contributed SCUSA, a majority owned subsidiary, into the Company. SCUSA’s results of operations were consolidated from January 2009 until December 31, 2011. As of December 31, 2011, SCUSA is accounted for as an equity method investment. Refer to the SCUSA Transaction section of this MD&A and Note 3 of the Notes to Consolidated Financial Statements for additional information.

In accordance with ASC 810-10, Consolidation, the Company performed an analysis of each variable interest to determine if the Company is considered the primary beneficiary of the variable interest. Those entities, in which the Company is considered the primary beneficiary, are consolidated, and accordingly, the entity’s assets, liabilities, revenues and expenses are included in the Company’s consolidated financial statements. As of December 31, 2011, there are no VIEs where the Company was considered the primary beneficiary. See further discussion in Note 8 to the Consolidated Financial Statements.

Investments in nonconsolidated affiliates, including SCUSA and variable interest entities, are generally accounted for using the equity method.

Santander Holdings USA, Inc. and Subsidiaries

Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

The allowance for loan losses and reserve for unfunded lending commitments represent management’s best estimate of probable losses inherent in the loan portfolio. The adequacy of SHUSA’s allowance for loan losses and reserve for unfunded lending commitments is regularly evaluated. This evaluation process is subject to numerous estimates and applications of judgment. Management’s evaluation of the adequacy of the allowance to absorb loan losses takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans which have loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. Management also considers loan quality, changes in the size and character of the loan portfolio, amount of non-performing loans, and industry trends. Changes in these estimates could have a direct material impact on the provision for credit losses recorded in the Consolidated Statements of Operations and could result in a change in the recorded allowance and reserve for unfunded lending commitments. For example, a change in the estimate resulting in a 5% to 10% difference in the allowance for loan losses and reserve for unfunded lending commitments would have resulted in an additional provision for credit losses of $67.0 million to $134.0 million as of December 31, 2011. The loan portfolio also represents the largest asset on the Consolidated Balance Sheet. Note 1 to the Consolidated Financial Statements describes the methodology used to determine the allowance for loan losses and reserve for unfunded lending commitments. A discussion of the factors driving changes in the amount of the allowance for loan losses and reserve for unfunded lending commitments are included in the Credit Risk Management section of this MD&A.

Goodwill

The acquisition method of accounting for business combinations requires the Company to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the assets acquired and liabilities assumed. The excess of the purchase price of an acquired business over the fair value of the identifiable assets and liabilities represents goodwill. Goodwill totaled $3.4 billion at December 31, 2011.

Goodwill and other indefinite lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing. Goodwill is tested for impairment at the reporting unit level. Reporting units are operating segments or one level below an operating segment.

The impairment test for goodwill is performed annually or more frequently if changes in circumstances or the occurrence of events indicate impairment potentially exists. Goodwill is reviewed for impairment utilizing a two-step process. The first step requires SHUSA to identify the reporting units and compare the fair value of each reporting unit to its respective carrying amount, including its allocated goodwill. If the carrying value is higher than the fair value, an indication that impairment exists and a second step must be performed. The second step entails calculating the implied fair value of goodwill as if a reporting unit is purchased at its step 1 fair value. This is determined in the same manner as goodwill in a business combination. If the implied fair value of goodwill is in excess of the reporting units allocated goodwill amount then no impairment charge is required.

Determining the fair value of its reporting units requires management to allocate assets and liabilities to such units and make certain judgments and assumptions related to various items, including discount rates, future estimates of operating results, etc. If alternative assumptions or estimates had been used, the fair value of each reporting unit determined by the Company may have been different. However, management believes that the estimates or assumptions used in the goodwill impairment analysis for its business units were reasonable. The Company utilized income and market approaches to estimate the fair value of its reporting units.

Derivatives and Hedging Activities

SHUSA uses derivative instruments as part of its risk management process to manage risk associated with its financial assets and liabilities, its mortgage banking activities, and to assist its commercial banking customers with their risk management strategies and for certain other market exposures.

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. The Company formally documents the relationships of qualifying hedging instruments and hedged items, as well as its risk-management objective and strategy for undertaking each hedge transaction.

Santander Holdings USA, Inc. and Subsidiaries

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

During 2011 and 2010, the Company had cash flow and fair value hedges recorded in the Consolidated Balance Sheet as “other assets” or “other liabilities” as applicable. For both fair value and cash flow hedges, certain assumptions and forecasts related to the impact of changes in interest rates, foreign exchange and credit risk on the fair value of the derivative and the item being hedged must be documented at the inception of the hedging relationship to demonstrate that the derivative instrument will be effective in hedging the designated risk. If these assumptions or forecasts do not accurately reflect subsequent changes in the fair value of the derivative instrument or the designated item being hedged, SHUSA might be required to discontinue the use of hedge accounting for that derivative instrument. Once hedge accounting is terminated, all subsequent changes in the fair market value of the derivative instrument must be recorded in earnings, possibly resulting in greater volatility in SHUSA’s earnings. If SHUSA’s outstanding derivative positions that qualified for hedge accounting at December 31, 2011, were no longer considered effective, and thus did not qualify for hedge accounting, the impact in 2011 would have been to lower pre-tax earnings by approximately $158.2 million.

Income Taxes

Deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. See Note 19 of the Consolidated Financial Statements for details on the Company’s income taxes.

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

In evaluating this available evidence, management considers historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. The Company’s evaluation is based on current tax laws as well as management’s expectations of future performance.

SHUSA is subject to the income tax laws of the U.S., its states and municipalities as well as certain foreign countries. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant Governmental taxing authorities. Tax positions are recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of these inherently complex tax laws.

Santander Holdings USA, Inc. and Subsidiaries

Financial Condition

Loan Portfolio

Table 5 presents the composition of the Company’s loan portfolio by type of loan and by fixed and variable rates at the dates indicated (in thousands):

Table 5: Composition of Loan Portfolio

	XXXXX	XXXXX	XXXXX	XXXXX	XXXXX	XXXXX	XXXXX	XXXXX	XXXXX	XXXXX
	AT DECEMBER 31,
	2011		2010		2009		2008		2007
	BALANCE	PERCENT	BALANCE	PERCENT	BALANCE	PERCENT	BALANCE	PERCENT	BALANCE	PERCENT
Commercial real estate loans	$10,553,174	20.4%	$11,311,167	17.4%	$12,453,575	21.6%	$13,181,624	23.6%	$12,306,914	21.2%
Commercial and industrial loans	12,235,399	23.7	11,101,187	17.0	12,071,896	20.9	14,078,893	25.2	14,359,688	24.8
Multi-family	7,100,620	13.7	6,746,558	10.3	4,588,403	8.0	4,526,111	8.1	4,246,370	7.3

Total Commercial Loans	29,889,193	57.8	29,158,912	44.7	29,113,874	50.5	31,786,628	56.9	30,912,972	53.3

Residential mortgages	11,638,021	22.5	11,179,713	17.2	10,726,620	18.6	11,417,108	20.5	13,341,193	23.0
Home equity loans and lines of credit	6,868,939	13.3	7,005,539	10.7	7,069,491	12.2	6,891,918	12.3	6,197,148	10.7

Total Consumer Loans secured by real estate	18,506,960	35.8	18,185,252	27.9	17,796,111	30.8	18,309,026	32.8	19,538,341	33.7

Auto loans	958,345	1.9	16,714,124	25.7	10,496,510	18.2	5,482,852	9.8	7,236,301	12.5
Other	2,305,353	4.5	1,109,659	1.7	264,676	0.5	290,725	0.5	299,572	0.5

Total Consumer Loans	21,770,658	42.2	36,009,035	55.3	28,557,297	49.5	24,082,603	43.1	27,074,214	46.7

Total Loans	$51,659,851	100.0%	$65,167,947	100.0%	$57,671,171	100.0%	$55,869,231	100.0%	$57,987,186	100.0%

Total Loans with:
Fixed rates	$26,632,842	51.6%	$41,555,482	63.8%	$33,786,934	58.6%	$29,895,105	53.5%	$33,658,174	58.0%
Variable rates	25,027,009	48.4	23,612,465	36.2	23,884,237	41.4	25,974,126	46.5	24,329,012	42.0

Total Loans	$51,659,851	100.0%	$65,167,947	100.0%	$57,671,171	100.0%	$55,869,231	100.0%	$57,987,186	100.0%

In 2011, the loan balance decreased $13.5 billion from $65.2 billion primarily due to the SCUSA Transaction. Refer to the SCUSA Transaction section of this MD&A and Note 3 of the Notes to Consolidated Financial Statements for additional information.

The Company’s loan portfolio at December 31, 2011 was $51.7 billion and was comprised of $29.9 billion of commercial loans (includes $7.1 billion of multi-family loans), $18.5 billion of consumer loans secured by real estate and $3.3 billion of consumer loans not secured by real estate. This compares to $29.2 billion of commercial loans (including $6.7 billion of multi-family loans), $18.2 billion of consumer loans secured by real estate, and $17.8 billion of consumer loans not secured by real estate at December 31, 2010.

At December 31, 2011, commercial loans (excluding multi-family loans) totaled $22.8 billion representing 44.1% of the Company’s loan portfolio, compared to $22.4 billion, or 34.4% of the loan portfolio at December 31, 2010. The ability for the Company to originate commercial loans to credit worthy customers in recent quarters has been limited due to challenging economic conditions which has resulted in reduced loan demand.

At December 31, 2011, multi-family loans totaled $7.1 billion representing 13.7% of the Company’s total loan portfolio, compared to $6.7 billion, or 10.3% of the loan portfolio at December 31, 2010. The increase in the percentage of multifamily loans of total loans is due to the SCUSA Transaction. The increase in multi-family loans from 2009 to 2010 is due to the Company’s decision not to sell any multi-family loan production during 2010 in order to increase the percentage of the Company’s assets in this lower risk asset class.

Santander Holdings USA, Inc. and Subsidiaries

Table 6 presents the contractual maturity of the Company’s commercial loans at December 31, 2011 (in thousands):

Table 6: Commercial Loan Maturity Schedule

	September 30,	September 30,	September 30,	September 30,
	AT DECEMBER 31, 2011, MATURING
	In One Year Or Less	One to Five Years	After Five Years	Total
Commercial real estate loans	$1,853,445	$4,849,878	$3,849,851	$10,553,174
Commercial and industrial loans	2,925,356	7,616,428	1,693,615	12,235,399
Multi-family loans	374,641	3,596,090	3,129,889	7,100,620

Total	$5,153,442	$16,062,396	$8,673,355	$29,889,193

Loans with:
Fixed rates	$1,624,048	$6,605,396	$5,065,808	$13,295,252
Variable rates	3,529,394	9,457,000	3,607,547	16,593,941

Total	$5,153,442	$16,062,396	$8,673,355	$29,889,193

The consumer loan portfolio, including held for sale, secured by real estate, consisting of home equity loans and lines of credit and residential loans, totaled $18.5 billion at December 31, 2011, representing 35.8% of the Company’s loan portfolio, compared to $18.2 billion, or 27.9%, of the loan portfolio at December 31, 2010. The Company entered into a credit default swap in 2006 on a portion of the residential real estate loan portfolio through a synthetic securitization structure.

The consumer loan portfolio not secured by real estate, consisting of automobile loans and other consumer loans, totaled $3.3 billion at December 31, 2011, representing 6.4% of the Company’s loan portfolio, compared to $17.8 billion, or 27.4%, of the loan portfolio at December 31, 2010. Excluding SCUSA, auto loans have declined to $958.3 million at December 31, 2011 compared to $1.9 billion at December 31, 2010 due to run-off in the Bank’s indirect auto loan portfolio. The Bank ceased originating all indirect auto loans as of January 2009.

Credit Risk Management

Extending credit to customers exposes the Company to credit risk, which is the risk that contractual principal and interest due on loans will not be collected due to the inability or unwillingness of the borrower to repay the loan. The Company manages credit risk in the loan portfolio through adherence to consistent standards, guidelines and limitations established by the Company’s credit risk organization and approved by the Board of Directors or a subcommittee of the Board of Directors. Written loan policies establish underwriting standards, lending limits and other standards or limits as deemed necessary and prudent. Various approval levels, based on the amount of the loan and other key credit attributes, have also been established. In order to ensure consistency and quality in accordance with the Company’s credit standards, the authority to approve loans resides in the credit risk organization, and loans over a certain dollar size require the approval of the credit approval committee. The largest loans require approval by the Executive Risk Management Committee and by Corporate Risk Management.

The Internal Audit Group conducts ongoing, independent reviews of the credit quality Company’s loan portfolios and the credit management processes to ensure the accuracy of the risk ratings and adherence to established policies and procedures, monitor compliance with applicable laws and regulations, provide objective measurement of the risk inherent in the loan portfolio, and ensure that proper documentation exists. The results of these periodic reviews are reported to line management, and to the Audit Committee of both the Company and the Bank. The Company also maintains a classification system for loans that identifies those requiring a higher level of monitoring by management because of one or more factors, borrower performance, business conditions, industry trends, nature of collateral, collateral margin, economic conditions, or other factors. Loan credit quality is always subject to scrutiny by line management, credit professionals (loan review area) and the independent Internal Audit Group.

The following discussion summarizes the underwriting policies and procedures for the major categories within the loan portfolio and addresses SHUSA’s strategies for managing the related credit risk.

Santander Holdings USA, Inc. and Subsidiaries

Commercial Loans

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

Management closely monitors the composition and quality of the total commercial loan portfolio to ensure that significant credit concentrations by borrowers or industries do not exist. At December 31, 2011 and 2010, 18% and 13% of the commercial loan portfolio, excluding multi-family, was unsecured, respectively.

The Company originates multi-family (five or more units) residential mortgage loans, which are secured primarily by apartment buildings, cooperative apartment buildings and mixed-use (combined residential and commercial) properties. Credit risk associated with multi-family loans is primarily influenced by prevailing and expected economic conditions and the level of underwriting risk the Company is willing to assume. To manage credit risk when extending credit, the Company follows a set of underwriting standards which generally require a maximum loan-to-value ratio of 80% based on an appraisal performed by either one of the Company’s in-house licensed and certified appraisers or by a Company-approved licensed and certified independent appraiser (whose appraisal is reviewed by a Company licensed and certified appraiser), and sufficient cash flow from the underlying property to adequately service the debt. A minimum debt service ratio of 1.25 generally is required on multi-family residential mortgage loans. The Company also considers the financial resources of the borrower, the borrower’s experience in owning or managing similar properties, the market value of the property and the Company’s lending experience with the borrower. For loans sold in the secondary market to Fannie Mae, the maximum loan-to-value ratio is 80% and the minimum debt service ratio is 1.25.

Consumer Loans Secured by Real Estate

Credit risk in the direct and indirect consumer loan portfolio is controlled by strict adherence to underwriting standards that consider debt-to-income levels and the creditworthiness of the borrower and, if secured, collateral values. In the home equity loan portfolio, combined loan-to-value ratios are generally limited to 90%, or credit insurance is purchased to limit exposure. SHUSA originates and purchases fixed rate and adjustable rate residential mortgage loans that are secured by the underlying 1-4 family residential property. Credit risk exposure in this area of lending is minimized by the evaluation of the creditworthiness of the borrower, including debt-to-equity ratios, credit scores, and adherence to underwriting policies that emphasize conservative loan-to-value ratios of generally no more than 80%. Residential mortgage loans originated or purchased in excess of an 80% loan-to-value ratio are generally insured by private mortgage insurance, unless otherwise guaranteed or insured by the Federal, state or local government. SHUSA also utilizes underwriting standards which comply with those of the FHLMC or the FNMA. Credit risk is further reduced since a portion of the Company’s fixed rate mortgage loan production is sold to investors in the secondary market without recourse. Additionally, SHUSA entered into a credit default swap in 2006 on a portion of its residential real estate loan portfolio through a synthetic securitization structure. Under the terms of the credit default swap, the Company fulfilled the first loss exposure of $5.2 million as the Protected Party to the transaction. The Company will be reimbursed for losses up to $40.5 million on the loans within the portion of the loan portfolio, which totaled $1.4 billion at December 31, 2011. Any losses sustained after the $40.5 million are the responsibility of the Company. This credit default swap term is equal to the term of the loan portfolio.

Consumer Loans Not Secured by Real Estate

The Company’s consumer loans not secured by real estate includes acquired retail installment contracts from manufacturer franchised dealers in connection with their sale of used and new automobiles and trucks as well as acquired consumer marine and recreational vehicle and credit card loans. Credit risk is mitigated to the extent possible through early and aggressive collection practices, which includes the repossession of vehicles.

Santander Holdings USA, Inc. and Subsidiaries

Collections

The Company closely monitors delinquencies as another means of maintaining high asset quality. Collection efforts begin within 15 days after a loan payment is missed by attempting to contact all borrowers and to offer a variety of loss mitigation alternatives. If these attempts fail, the Company will proceed to gain control of any and all collateral in a timely manner in order to minimize losses. While liquidation and recovery efforts continue, officers continue to work with the borrowers, if appropriate, to recover all monies owed to the Company. The Company monitors delinquency trends at 30, 60 and 90 days past due. These trends are discussed at monthly Management Asset Review Committee and the Company and the Bank Board of Directors meetings.

Non-performing Assets

At December 31, 2011, the Company’s non-performing assets were $1.5 billion, compared to $2.9 billion at December 31, 2010. Non-performing assets as a percentage of total assets (excluding loans held for sale) improved to 1.83% at December 31, 2011 from the prior year level of 3.29%. Non-performing commercial loans decreased in 2011 by $606.2 million to $800.0 million. The remaining decrease in the non-performing assets was due to the SCUSA Transaction as well as the improvement in the overall credit quality of the loan portfolio. Refer to the SCUSA Transaction section of this MD&A and Note 3 of the Notes to Consolidated Financial Statements for additional information. Future credit performance of the loan portfolios is dependent upon the strength of the underwriting practices as well as the regions of the U.S. economy where the loans were originated. Future changes to delinquency and non-performing assets levels will have a significant impact on the financial results.

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

Generally loans that have been classified as non-accrual remain classified as non-accrual until the loan is able to sustain a period of repayment which makes the loan less than 90 days delinquent for a monthly amortizing loan at which time, accrual of interest resumes.

Santander Holdings USA, Inc. and Subsidiaries

Table 7 presents the composition of non-performing assets at the dates indicated (in thousands):

Table 7: Non-performing assets

	September 30,	September 30,	September 30,	September 30,	September 30,
	AT DECEMBER 31,
	2011	2010	2009	2008	2007

Non-accrual loans:
Commercial:
Commercial real estate	$459,692	$653,221	$823,766	$319,565	$61,750
Commercial and industrial	213,617	528,333	654,322	244,847	85,406
Multi-family	126,738	224,728	381,999	42,795	6,336

Total commercial loans	800,047	1,406,282	1,860,087	607,207	153,492

Consumer:
Residential mortgages	438,461	602,027	617,918	233,176	90,881
Consumer loans secured by real estate	108,075	125,310	117,390	69,247	56,099
Consumer not secured by real estate	12,883	592,650	535,902	4,045	3,816

Total consumer loans	559,419	1,319,987	1,271,210	306,468	150,796

Total non-accrual loans	1,359,466	2,726,269	3,131,297	913,675	304,288

Real estate owned	103,026	143,149	99,364	49,900	43,226
Other repossessed assets	5,671	79,854	18,716	21,836	14,062

Total other real estate owned and other repossessed assets	108,697	223,003	118,080	71,736	57,288

Total non-performing assets	$1,468,163	$2,949,272	$3,249,377	$985,411	$361,576

Past due 90 days or more as to interest or principal and accruing interest	$1,211	$169	$27,321	$123,301	$68,770
Net loan charge-off rate to average loans	1.92%	2.01%	2.40%	0.83%	0.25%
Non-performing assets as a percentage of total assets, excluding loans held for sale(2)	1.83%	3.29%	3.92%	1.28%	0.43%
Non-performing loans as a percentage of total loans(2)	2.63%	4.18%	5.43%	1.64%	0.53%
Non-performing assets as a percentage of total loans, real estate owned and repossessed assets(2)	2.84%	4.51%	5.62%	1.77%	0.63%
Allowance for credit losses as a percentage of total non-performing assets (1)(2)	91.3%	84.7%	63.9%	118.5%	204.0%
Allowance for credit losses as a percentage of total non-performing loans (1)(2)	98.6%	91.6%	66.3%	127.8%	242.4%

(1)	Allowance for credit losses is comprised of the allowance for loan losses and the reserve for unfunded commitments, which is included in other liabilities.

(2)	These calculations exclude accruing loans greater than 90 days past due.

Troubled Debt Restructurings

Troubled debt restructurings (“TDRs”) are loans that have been modified whereby the Company has agreed to make certain concessions to customers to both meet the needs of the customers and to maximize the ultimate recovery of a loan. TDRs occur when a borrower is experiencing, or is expected to experience, financial difficulties and the loan is modified using a modification that would otherwise not be granted to the borrower. The types of concessions granted are generally interest rate reductions, limitations on the accrued interest charged, term extensions, and deferment of principal

Santander Holdings USA, Inc. and Subsidiaries

Table 8 summarizes TDRs at the dates indicated (in thousands):

Table 8: Troubled Debt Restructuring

	September 30,	September 30,
	DECEMBER 31,	DECEMBER 31,
	2011	2010
Performing:
Commercial	$102,934	$35,629
Residential mortgages	385,863	220,382
Consumer	38,849	200,033

Total performing	527,646	456,044

Non-performing:
Commercial	93,420	68,517
Residential mortgages	105,476	131,807
Consumer	18,359	44,790

Total non-performing	217,255	245,114

Total	$744,901	$701,158

Potential Problem Loans

Potential problem loans are loans not currently classified as non-performing loans, for which management has doubts as to the borrowers’ ability to comply with present repayment terms. These assets are principally commercial loans delinquent more than 30 days but less than 90 days. Potential problem commercial loans amounted to $88.1 million and $268.4 million at December 31, 2011 and 2010, respectively. Management has evaluated these loans and reserved for these loans during the current year.

Delinquencies

The Company’s loan delinquencies (all performing loans held for investment 30 or more days delinquent and excluding nonaccrual loans) at December 31, 2011 were $640.0 million compared to $2.3 billion at December 31, 2010. As a percentage of total loans, performing delinquencies were 1.25% at December 31, 2011, a decrease from 3.55% at December 31, 2010. Consumer secured by real estate performing loan delinquencies decreased from $376.9 million to $370.3 million during the same time periods, and decreased as a percentage of total consumer secured by real estate loans from 2.09% to 2.04%. Consumer not secured by real estate performing loan delinquencies decreased from $1.5 billion to $106.0 million during the same time periods and decreased as a percentage of total consumer not secured by real estate loans from 8.61% to 3.25%. Commercial performing loan delinquencies decreased from $396.9 million to $163.8 million and decreased as a percentage of total commercial loans from 1.36% to 0.55%. The reason for the decreases in loan delinquencies is primarily due to the SCUSA Transaction as well as due to improvements in performance of the underlying loans. Refer to the SCUSA Transaction section of this MD&A and Note 3 of the Notes to Consolidated Financial Statements for additional information.

Allowance for Credit Losses

The allowance for loan losses and reserve for unfunded lending commitments collectively the “allowance for credit losses” are maintained at levels that management considers adequate to provide for losses based upon an evaluation of known and inherent risks in the loan portfolio. Management’s evaluation takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans with loss potential, geographic and industry concentrations, delinquency trends, economic conditions and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance for credit losses may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

Santander Holdings USA, Inc. and Subsidiaries

Table 9 summarizes the Company’s allowance for credit losses for allocated and unallocated allowances by loan type and the percentage of each loan type of total portfolio loans (in thousands):

Table 9: Allocation of the Allowance for Credit Losses by Product Type

	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX
	AT DECEMBER 31,
	2011		2010		2009		2008		2007
		% of		% of		% of		% of		% of
		Loans to		Loans to		Loans to		Loans to		Loans to
		Total		Total		Total		Total		Total
	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans	Amount	Loans

Allocated allowances:
Commercial loans	$766,865	58%	$905,786	45%	$989,192	50%	$752,835	57%	$433,951	53%
Consumer loans	292,816	42	1,275,982	55	824,529	50	342,529	43	267,148	47
Unallocated allowance	23,811	n/a	15,682	n/a	4,503	n/a	7,389	n/a	8,345	n/a

Total allowance for loan losses	$1,083,492	100%	$2,197,450	100%	$1,818,224	100%	$1,102,753	100%	$709,444	100%

Reserve for unfunded lending commitments	256,485		300,621		259,140		65,162		28,302

Total allowance for credit losses	$1,339,977		$2,498,071		$2,077,364		$1,167,915		$737,746

Allowance for Loan Losses

The Company maintains an allowance for loan losses that management believes is sufficient to absorb inherent losses in the loan portfolio. The adequacy of the Company’s allowance for loan losses is regularly evaluated. In addition to past loss experience, management’s evaluation of the adequacy of the allowance to absorb loan losses takes into consideration the risks inherent in the loan portfolio, specific loans which have loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. Management also considers loan quality, changes in the size and character of the loan portfolio, amount of non-performing loans, and industry trends. At December 31, 2011, the Company’s total allowance for loan losses was $1.1 billion.

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

Management regularly monitors the condition of borrowers and assesses both internal and external factors in determining whether any relationships have deteriorated, considering factors such as historical loss experience, trends in delinquency and non-performing loans, changes in risk composition and underwriting standards, experience and ability of staff and regional and national economic conditions and trends.

Santander Holdings USA, Inc. and Subsidiaries

For the commercial loan portfolios excluding small business loans (businesses with sales of up to $3.0 million), the Company has specialized credit officers, a monitoring unit and workout units that identify and manage potential problem loans. Changes in management factors, financial and operating performance, company behavior, industry factors and external events and circumstances are evaluated on an ongoing basis to determine whether potential impairment is evident and additional analysis is needed. For the commercial loan portfolios, risk ratings are assigned to each individual loan to differentiate risk within the portfolio and are reviewed on an ongoing basis by credit risk management and revised, if needed, to reflect the borrowers’ current risk profiles and the related collateral positions. The risk ratings consider factors such as financial condition, debt capacity and coverage ratios, market presence and quality of management. Generally, credit officers reassess a borrower’s risk rating on not less than an annual basis, and more frequently if warranted. This reassessment process is managed on a continual basis by the Credit Monitoring group to ensure consistency and accuracy in risk rating as well as appropriate frequency of risk rating review by the Bank’s credit officers. The Company’s Internal Audit group regularly performs loan reviews and assesses the appropriateness of assigned risk ratings. When credits are downgraded beyond a certain level, the Company’s workout department becomes responsible for managing the credit risk. Risk rating actions are generally reviewed formally by one or more Credit Committees depending on the size of the loan and the type of risk rating action being taken. Detailed analyses are completed that support the risk rating and management’s strategies for the customer relationship going forward.

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

When the Bank determines that the value of an impaired loan is less than its carrying amount, the Bank recognizes impairment through a provision estimate or a charge-off to the allowance. Management performs these assessments on at least a quarterly basis. For commercial loans, a charge-off is recorded when a loan, or portion thereof, is considered uncollectable and of such little value that its continuance on the Bank’s books as an asset is not warranted, as outlined in accounting and regulatory guidance. Charge-offs are recorded on a monthly basis and partially charged-off loans continue to be evaluated on not less than a quarterly basis, with additional charge-offs or loan loss provisions taken on the remaining loan balance, if warranted, utilizing the same criteria.

The portion of the allowance for loan losses related to the commercial portfolio decreased from $905.8 million at December 31, 2010, or 3.11% of commercial loans, to $766.9 million at December 31, 2011, or 2.57% of commercial loans.

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

The Company places residential mortgage loans on non-performing status at 90 days delinquent or sooner if management believes the loan has become impaired unless return to current status is expected imminently. A loan is considered to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay (e.g. less than 90 days) or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired.

Consumer loans (excluding auto loans and credit cards) and any portion of a consumer loan secured by real estate mortgage loans not adequately secured are generally charged-off when deemed to be uncollectible or delinquent 180 days or more (120 days for closed-end consumer loans not secured by real estate), whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment include; a loan that is secured by collateral and is in the process of collection; a loan supported by a valid guarantee or insurance; or a loan supported by a valid claim against a solvent estate. Auto loans are charged off when an account becomes 121 days delinquent if the Company has not repossessed the related vehicle. The Company charges off accounts in repossession when the automobile is repossessed and legally available for disposition. Credit cards that are 180 days delinquent are charged-off and all interest is removed from interest income.

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

Santander Holdings USA, Inc. and Subsidiaries

The allowance for the consumer loans was $292.8 million at December 31, 2011 and $1.3 billion at December 31, 2010. The allowance as a percentage of consumer loans was 1.35% at December 31, 2011 and 3.54% at December 31, 2010. This decrease is due primarily to the effects of the SCUSA Transaction during 2011. Refer to the SCUSA Transaction section of this MD&A and Note 3 of the Notes to Consolidated Financial Statements for additional information.

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

Regardless of the extent of the Company’s analysis of customer performance, portfolio evaluations, trends or risk management processes established, a level of imprecision will always exist due to the judgmental nature of loan portfolio and/or individual loan evaluations. The Company maintains an unallocated allowance to recognize the existence of these exposures. The unallocated allowance for loan losses was $23.8 million at December 31, 2011 and $15.7 million at December 31, 2010. Management continuously evaluates its allowance methodology; however the unallocated allowance is subject to changes each reporting period due to certain inherent but undetected losses; which are probable of being realized within the loan portfolio.

Reserve for Unfunded Lending Commitments

In addition to the allowance for loan losses, the Bank also estimates probable losses related to unfunded lending commitments. Unfunded lending commitments for commercial customers are analyzed and segregated by risk according to the Company’s internal risk rating scale. These risk classifications, in conjunction with an analysis of historical loss experience, current economic conditions and performance trends within specific portfolio segments, and any other pertinent information result in the estimation of the reserve for unfunded lending commitments. Additions to the reserve for unfunded lending commitments are made by charges to the provision for credit losses and this reserve is classified within other liabilities on the Company’s Consolidated Balance Sheet.

The reserve for unfunded lending commitments of $256.5 million at December 31, 2011 is a decrease of $44.1 million from $300.6 million at December 31, 2010. The decrease is mainly due to the disposition of non-performing unfunded commitments.

Risk factors are continuously reviewed by management when conditions warrant. A comprehensive analysis of the allowance for loan losses and reserve for unfunded lending commitments is performed by the company on a quarterly basis. In addition, a review of allowance levels based on nationally published statistics is conducted on at least an annual basis.

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

As mentioned previously, prior to the effects of the SCUSA Transaction, SCUSA, on behalf of the Company, acquired loans at a substantial discount from certain companies. Part of this discount is attributable in part to future expected credit losses. Upon acquisition of a portfolio of loans, SCUSA will project future credit losses on the pool and will not amortize this discount to interest income in accordance with Accounting Standard Codification 310-30. The amount of nonaccretable loan discount at December 31, 2010 totaled $966.5 million. As a result of the effects of the SCUSA Transaction, acquired loans purchased by SCUSA are no longer consolidated on the Company’s financial statements. Refer to the SCUSA Transaction section of this MD&A and Note 3 of the Notes to Consolidated Financial Statements for additional information.

Santander Holdings USA, Inc. and Subsidiaries

Investment Securities

The Company’s investment portfolio is concentrated in mortgage-backed securities and collateralized mortgage obligations issued by federal agencies or private institutions as well as highly rated corporate-backed and asset-backed securities. The Company’s available-for-sale investment strategy is to purchase liquid investments (fixed rate and floating rate) so that the average duration of the portfolio is 3-5 years. This strategy helps ensure that the Company’s overall interest rate risk position stays within policy requirements. The average effective duration of the investment portfolio at December 31, 2011 was 3.33 years. The actual maturities of mortgage-backed securities available for sale will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

In determining if and when a decline in market value below amortized cost is other-than-temporary (“OTTI”), the Company considers the duration and severity of the unrealized loss, the financial condition and near-term prospects of the issuers, and the Company’s intent and ability to hold the investments to allow for a recovery in market value in a reasonable period of time. When such a decline in value is deemed to be OTTI, an impairment loss is recognized in current period operating results to the extent of the decline. See Note 5 to the Consolidated Financial Statements for further discussion and analysis of management’s determination that the unrealized losses in the investment portfolio at December 31, 2011 and 2010 were considered temporary.

The 2011 and 2010 results included OTTI charges of $0.3 million and $4.8 million, respectively, on non-agency mortgage backed securities. Economic conditions have significantly impacted the fair value of certain non-agency mortgage backed securities. The collateral for these securities consisted of residential loans originated by a diverse group of private label issuers. During 2011, the Company sold the entire non-agency mortgage backed securities portfolio resulting in the recognition of $103.3 million in unrealized losses. The sale was the result of management’s strategic decision to exit certain asset classes in light of new capital and liquidity requirements expected in 2012. The 2009 results included OTTI charges of $36.9 million on FNMA and FHLMC preferred stock. In 2009, the Company sold its FHLMC/FNMA preferred stock portfolio and recorded a gain of $20.3 million.

Table 10 presents the book value of investment securities by obligor and Table 11 presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies and corporations) having an aggregate book value in excess of 10% of the Company’s stockholders’ equity that were held by the Company at December 31, 2011 (dollars in thousands):

Table 10: Investment Securities by Obligor

	September 30,	September 30,	September 30,
	AT DECEMBER 31,
	2011	2010	2009
Investment securities available-for-sale:
U.S. Treasury and government agencies	$3,995,050	$377,393	$365,727
FNMA, FHLMC, and FHLB securities	5,108,646	4,324,002	2,812,139
State and municipal securities	1,784,778	1,882,280	1,802,426
Other securities	4,690,102	6,788,173	8,629,106

Total investment securities available-for-sale	$15,578,576	$13,371,848	$13,609,398

FHLB stock	555,370	614,241	669,998
Other investments	—	—	22,242

Total investment portfolio	$16,133,946	$13,986,089	$14,301,638

Santander Holdings USA, Inc. and Subsidiaries

Table 11: Investment Securities of Single Issuers

	September 30,	September 30,
	AT DECEMBER 31, 2011
	Amortized	Fair
	Cost	Value
FNMA	$2,764,049	$2,799,979
FHLMC	2,248,534	2,288,665
GNMA	3,904,933	3,950,960

Total	$8,917,516	$9,039,604

Investment Securities Available-for-Sale

Securities expected to be held for an indefinite period of time are classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity, net of estimated income taxes, unless a decline in value is deemed to be other-than-temporary in which case the decline is recorded in current period operating results. The majority of the securities have readily determinable market prices that are derived from secondary institutional markets with an exit price that is predominantly reflective of bid level pricing in these markets. Decisions to purchase or sell these securities are based on economic conditions, including changes in interest rates, and asset/liability management strategies. For additional information with respect to the amortized cost and estimated fair value of the Company’s investment securities available-for-sale, see Note 5 to the Consolidated Financial Statements.

Other Investments

Other investments include the Company’s investment in the stock of the Federal Home Loan Bank (FHLB) of Pittsburgh. Although FHLB stock is an equity interest in a FHLB, it does not have a readily determinable fair value, because its ownership is restricted and it lacks a market. FHLB stock can be sold back only at its par value of $100 per share and only to the FHLBs or to another member institution. Accordingly, FHLB stock is carried at cost. The Company evaluates this investment for impairment on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Goodwill and Intangible Assets

Goodwill and other intangible assets decreased to $3.5 billion at December 31, 2011 from $4.3 billion in 2010 due to 2011 amortization expense of $55.5 million and the effects of the SCUSA Transaction. Refer to the SCUSA Transaction section of this MD&A and Note 3 of the Notes to Consolidated Financial Statements for additional information. Goodwill and other intangibles represented 4.4% of total assets and 28% of stockholders’ equity at December 31, 2011, and are comprised of goodwill of $3.4 billion, core deposit intangible assets of $79.4 million and other intangibles of $19.8 million.

Other Assets

Other assets at December 31, 2011 were $2.3 billion compared to $3.4 billion at December 31, 2010. Included in other assets at December 31, 2011 and 2010 were net deferred tax assets of $695.6 million and $1.7 billion, respectively, $108.7 million and $223.0 million, respectively, of total other real estate owned and other repossessed assets, $349.2 million and $308.0 million, respectively, of derivative assets and $700.6 million and $436.8 million, respectively of accounts receivable. The majority of the activity in other assets is a result of the effects of the SCUSA Transaction. See further discussion in Note 3 to the Consolidated Financial Statements for additional information on the SCUSA Transaction. Accounts receivable from 2010 to 2011 increased due to the timing of payments. Derivative assets increased from 2010 to 2011 due to increased market rates and increase in volume of contracts.

Santander Holdings USA, Inc. and Subsidiaries

Premises and Equipment

Total premises and equipment, net was $669. 1 million at December 31, 2011 compared to $596.0 at December 31, 2010. The increase in total premises and equipment is due to significant computer software implementation as the Company began integrating Santander’s information technology and operation systems offset by the effects of the SCUSA Transaction. Refer to Note 3 of the Notes to Consolidated Financial Statements for additional information on the SCUSA Transaction.

Deposits and Other Customer Accounts

The Bank attracts deposits within its primary market area by offering a variety of deposit instruments, including demand and interest bearing demand deposit accounts, money market accounts, savings accounts, customer repurchase agreements, certificates of deposit and retirement savings plans. The Bank also issues wholesale deposit products such as brokered deposits and government deposits on a periodic basis which serve as an additional source of liquidity for the Company. Total deposits and other customer accounts at December 31, 2011 were $47.8 billion compared to $42.7 billion at December 31, 2010. The fluctuation is due to increased deposits in money market accounts and certificates of deposits.

Borrowings and Other Debt Obligations

The Bank utilizes borrowings and other debt obligations as a source of funds for its asset growth and its asset/liability management. Collateralized advances are available from the Federal Home Loan Bank of Pittsburgh (“FHLB”) provided certain standards related to creditworthiness have been met. The Bank also utilizes repurchase agreements, which are short-term obligations collateralized by securities. SHUSA also has term loans and lines of credit with Santander. Total borrowings and other debt obligations at December 31, 2011 were $18.3 billion compared to $33.6 billion at December 31, 2010. The decrease is due to the effects of the SCUSA Transaction. Refer to the SCUSA Transaction section of this MD&A and Note 3 of the Notes to Consolidated Financial Statements for additional information.

Table 12 summarizes information regarding borrowings and other debt obligations (in thousands):

Table 12: Details of Borrowings

	September 30,	September 30,	September 30,
	DECEMBER 31,
	2011	2010	2009
Sovereign Bank borrowings and other debt obligations

REIT preferred:
Balance	$148,966	$147,530	$146,115
Weighted average interest rate at year-end	14.08%	14.20%	14.34%
Maximum amount outstanding at any month-end during the year	$148,966	$147,530	$149,059
Average amount outstanding during the year	$148,201	$146,783	$148,195
Weighted average interest rate during the year	14.09%	14.20%	14.08%

Sovereign Bank Senior Notes:
Balance	$1,349,920	$1,348,111	$1,346,373
Weighted average interest rate at year-end	3.92%	3.92%	3.92%
Maximum amount outstanding at any month-end during the year	$1,349,920	$1,348,111	$1,346,373
Average amount outstanding during the year	$1,348,964	$1,347,201	$1,345,482
Weighted average interest rate during the year	3.95%	3.91%	3.87%

Sovereign Bank Subordinated Notes:
Balance	$756,831	$1,472,921	$1,663,399
Weighted average interest rate at year-end	7.57%	6.08%	5.84%
Maximum amount outstanding at any month-end during the year	$1,253,975	$1,606,643	$1,663,398
Average amount outstanding during the year	$995,384	$1,535,701	$1,658,375
Weighted average interest rate during the year	7.69%	5.90%	5.98%

Securities sold under repurchase agreements:
Balance	$1,030,300	$1,389,382	$—
Weighted average interest rate at year-end	0.38%	0.31%	0.00%
Maximum amount outstanding at any month-end during the year	$3,567,568	$1,572,187	$—
Average amount outstanding during the year	$523,557	$781,938	$—
Weighted average interest rate during the year	0.32%	0.29%	0.00%

Santander Holdings USA, Inc. and Subsidiaries

	September 30,	September 30,	September 30,
	DECEMBER 31,
	2011	2010	2009
Federal Funds Purchased:
Balance	$1,166,000	$954,000	$1,000,000
Weighted average interest rate at year-end	0.08%	0.19%	0.25%
Maximum amount outstanding at any month-end during the year	$2,003,000	$2,010,000	$3,187,000
Average amount outstanding during the year	$1,025,536	$1,198,827	$1,501,027
Weighted average interest rate during the year	0.10%	0.21%	0.27%

FHLB advances:
Balance	$11,076,773	$9,849,041	$12,056,294
Weighted average interest rate at year-end	3.40%	4.10%	4.13%
Maximum amount outstanding at any month-end during the year	$11,076,773	$12,307,909	$12,991,887
Average amount outstanding during the year	$9,890,849	$11,170,385	$11,069,069
Weighted average interest rate during the year	4.25%	4.50%	5.43%

Holding Company Borrowings and other debt obligations

Commercial paper:
Balance	$18,082	$968,355	$—
Weighted average interest rate at year-end	0.87%	0.98%	0.00%
Maximum amount outstanding at any month-end during the year	$732,317	$1,089,609	$—
Average amount outstanding during the year	$355,548	$369,156	$—
Weighted average interest rate during the year	0.91%	0.97%	0.00%

SHUSA Senior Notes:
Balance	$746,547	$249,332	$1,347,032
Weighted average interest rate at year-end	4.35%	3.73%	2.89%
Maximum amount outstanding at any month-end during the year	$746,547	$1,347,557	$1,347,031
Average amount outstanding during the year	$599,140	$745,978	$1,129,817
Weighted average interest rate during the year	4.37%	4.07%	3.80%

SHUSA subordinated notes:
Balance	$753,072	$751,355	$—
Weighted average interest rate at year-end	5.96%	5.96%	0.00%
Maximum amount outstanding at any month-end during the year	$753,072	$751,355	$—
Average amount outstanding during the year	$752,162	$625,152	$—
Weighted average interest rate during the year	5.96%	5.88%	0.00%

Junior Subordinated Debentures to Capital Trusts:
Balance	$1,231,942	$1,173,174	$1,259,832
Weighted average interest rate at year-end	6.85%	6.50%	6.46%
Maximum amount outstanding at any month-end during the year	$1,231,942	$1,214,085	$1,259,833
Average amount outstanding during the year	$1,056,490	$1,190,492	$1,257,854
Weighted average interest rate during the year	6.81%	6.95%	6.85%

SCUSA borrowings and other debt obligations

SCUSA Asset-Backed Floating Rate Notes:
Balance	$—	$8,246,611	$2,249,839
Weighted average interest rate at year-end	0.00%	2.35%	4.15%
Maximum amount outstanding at any month-end during the year	$7,518,448	$8,246,611	$2,249,839
Average amount outstanding during the year	$5,872,617	$4,601,331	$1,499,884
Weighted average interest rate during the year	2.87%	2.43%	4.79%

Credit Facilities:
Balance	$—	$7,080,305	$6,166,267
Weighted average interest rate at year-end	0.00%	1.79%	1.79%
Maximum amount outstanding at any month-end during the year	$8,644,578	$7,359,911	$6,166,267
Average amount outstanding during the year	$8,283,444	$6,205,218	$4,584,087
Weighted average interest rate during the year	3.03%	3.34%	3.51%

The Company recorded debt extinguishment charges in 2011 of $38.7 million primarily comprised of $22.8 million on the termination of $330.0 million of FHLB advances, $4.8 million on the redemption of Capital Trust V at a par value of $175.0 million and $8.4 million on the repurchase of $242.6 million of subordinated notes. In 2010 there were debt extinguishment charges of $25.8 million mainly comprised of $17.0 million on the termination of $920 million of FHLB advances. Refer to Note 13, “Borrowings and Other Debt Obligations” in the Notes to Consolidated Financial Statements for more information related to SHUSA’s borrowings.

Santander Holdings USA, Inc. and Subsidiaries

Off-Balance Sheet Arrangements

Securitization transactions contribute to the Company’s overall funding and regulatory capital management. These transactions involve periodic transfers of loans or other financial assets to special purpose entities (“SPE’s”). The vast majority of the Company’s SPE’s are consolidated on the Company’s balance sheet at December 31, 2011. The balance of loans in unconsolidated SPE’s totaled $55.1 million at December 31, 2011.

The Company enters into partnerships, which are variable interest entities, with real estate developers for the construction and development of low-income housing. The partnerships are structured with the real estate developer as the general partner and the Company as the limited partner. The Company is not the primary beneficiary of these variable interest entities. The Company’s risk of loss is limited to its investment in the partnerships, which totaled $165.5 million at December 31, 2011 and any future cash obligations that the Company has committed to the partnerships. Future contractually required cash obligations related to these partnerships totaled $167 thousand at December 31, 2011. The Company’s investments in these partnerships are accounted for under the equity method.

Preferred Stock

On May 15, 2006, the Company issued 8.0 million shares of Series C non-cumulative perpetual preferred stock and received net proceeds of $195.4 million. The perpetual preferred stock ranks senior to the common stock. The perpetual preferred stockholders are entitled to receive dividends when and if declared by the Company’s board of directors at a rate of 7.30% per annum, payable quarterly, before the board of directors may declare or pay any dividend on the common stock. The dividends on the perpetual preferred stock are non-cumulative. The Series C preferred stock became redeemable on May 15, 2011. As of December 31, 2011, no preferred stocks have been redeemed.

Bank Regulatory Capital

For a detailed discussion on regulatory capital requirements, see Note 24 in the Notes to Consolidated Financial Statements.

Table 13 presents bank regulatory capital requirements and the capital ratios of the Bank and SHUSA at December 31, 2011.

Table 13: Regulatory Capital Ratios

	September 30,	September 30,	September 30,
	December 31, 2011	Sovereign Bank Minimum Requirement	Well Capitalized Requirement(1)
Tier 1 leverage capital ratio	11.15%	4.00%	5.00%
Tier 1 risk-based capital ratio	14.24	4.00	6.00
Total risk-based capital ratio	16.45	8.00	10.00
Tier 1 common capital ratio	14.07	n/a	n/a

September 30,
SHUSA
December 31,
2011
Tier 1 leverage capital ratio	10.88%
Tier 1 risk-based capital ratio	13.75
Total risk-based capital ratio	16.69
Tier 1 common capital ratio	12.61

Santander Holdings USA, Inc. and Subsidiaries

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

The Bank has several sources of funding to meet its liquidity requirements, including the liquid investment securities portfolio, the core deposit base, the ability to acquire large deposits, FHLB borrowings, Federal Reserve borrowings, wholesale deposit purchases, and federal funds purchased.

SHUSA has the following major sources of funding to meet its liquidity requirements: dividends and returns of investment from its subsidiaries, short-term investments held by nonbank affiliates and access to the capital markets. Santander and subsidiaries of Santander have provided liquidity to SHUSA in 2010 and 2009. During March 2010, SHUSA issued 3.0 million shares of common stock to raise $750.0 million. During December 2010, SHUSA issued 3.0 million shares of common stock to Santander resulting in payment of $750.0 million and at the same time, declared dividends of $750.0 million in 2010 to Santander. The December 2010 transaction was reported as a non-cash transaction. During December 2011, SHUSA issued 3.2 million shares of common stock to Santander resulting in payment of $800.0 million and at the same time, declared dividends of $800.0 million in 2011 to Santander. The December 2011 transaction was reported as a non-cash transaction.

Additionally, in 2010 SHUSA issued subordinated notes of $750.0 million to Santander. In March 2009, SHUSA raised proceeds of $1.8 billion by issuing 72 thousand shares of preferred stock, which were converted to common stock in July 2009.

The Bank may pay dividends to its parent subject to approval. In December 2011, the Bank issued a $150 million dividend to SHUSA. No Bank common stock dividends were paid in 2010 and 2009. At December 31, 2011, the holding company’s liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

As of December 31, 2011, SHUSA, through the Bank, had over $21.7 billion in committed liquidity from the FHLB and the Federal Reserve Bank. Of this amount, $11.1 billion is unused and therefore provides additional borrowing capacity and liquidity for the Company. At December 31, 2011, liquid assets (defined as cash and cash equivalents, loans held for sale, and securities available for sale exclusive of securities pledged as collateral) totaled approximately $14.9 billion or 31.2% of total deposits. This compares to $9.5 billion, or 22.3%, of total deposits, at December 31, 2010. In addition to the liquid assets, the Company also has available liquidity from unencumbered security collateral and federal funds of $10.8 billion. Management believes that the Company has ample liquidity to fund its operations.

On July 15, 2010, SHUSA entered into a commercial paper program under which SHUSA may issue unsecured commercial paper notes on a private placement basis up to a maximum aggregate amount outstanding at any time of $2.0 billion. The proceeds of the commercial paper issuances will be used for general corporate purposes. Amounts available under the program may be re-borrowed. At December 31, 2011 and 2010, the outstanding balance of unsecured commercial paper notes was $18.1 million and $968.4 million, respectively.

Santander Holdings USA, Inc. and Subsidiaries

Contractual Obligations and Other Commitments

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and its asset/liability management, to fund acquisitions, and to meet its capital needs. These obligations require the Company to make cash payments over time as detailed in the Table 14 below. For further information regarding the Company’s contractual obligations, refer to Notes 13 and 22 of the Consolidated Financial Statements.

Table 14: Contractual Obligations

	September 30,	September 30,	September 30,	September 30,	September 30,
	PAYMENTS DUE BY PERIOD
		Less Than			After
(Dollars in thousands)	Total	1 Year	1-3 Years	3-5 Years	5 Years

FHLB advances(1)	$12,478,888	$2,106,126	$3,470,764	$5,424,615	$1,477,383
Commercial Paper	18,082	18,082	—	—	—
Securities sold under repurchase agreements(1)	1,030,641	1,030,641	—	—
Fed Funds(1)	1,166,000	1,166,000	—	—	—
Other debt obligations(1)(2)	4,501,718	1,764,588	530,153	1,432,207	774,770
Junior subordinated debentures to Capital Trusts(1)	1,933,800	236,573	162,172	404,746	1,130,309
Certificates of deposit(1)	10,142,937	5,909,473	2,634,500	1,596,850	2,114
Investment partnership commitments(3)	167	74	26	26	41
Operating leases	686,669	104,181	184,169	147,710	250,609

Total contractual cash obligations	$31,958,902	$12,335,738	$6,981,784	$9,006,154	$3,635,226

(1)	Includes interest on both fixed and variable rate obligations, as well as hedge basis adjustments for FHLB advances. The interest associated with variable rate obligations is based upon interest rates in effect at December 31, 2011. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Includes all carrying value adjustments, such as unamortized premiums or discounts and hedge basis adjustments.

(3)	The commitments to fund investment partnerships represent future cash outlays for the construction and development of properties for low-income housing and historic tax credit projects. The timing and amounts of these commitments are projected based upon the financing arrangements provided in each project’s partnership or operating agreement and could change due to variances in the construction schedule, project revisions, or the cancellation of the project.

Excluded from the above table are deposits of $37.9 billion that are due on demand by customers. Additionally, $112.7 million of tax liabilities associated with unrecognized tax benefits have been excluded due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations.

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

Other Commercial Commitments

	September 30,	September 30,	September 30,	September 30,	September 30,
	AMOUNT OF COMMITMENT EXPIRATION PER PERIOD
(Dollars in thousands)	Total Amounts Committed	Less Than 1 Year	1-3 Years	3-5 Years	Over 5 Years

Commitments to extend credit	$20,108,165	$6,270,296	$2,881,044	$5,662,736	$5,294,089	(1)
Standby letters of credit	2,199,489	1,267,984	581,597	240,374	109,534
Loans sold with recourse	230,107	14,198	63,135	48,872	103,902
Forward buy commitments	505,905	485,286	20,619	—	—

Total commercial commitments	$23,043,666	$8,037,764	$3,546,395	$5,951,982	$5,507,525

(1)	Of this amount, $5.1 billion represents the unused portion of home equity lines of credit.

For further information regarding the Company’s commitments, refer to Note 22 to the Notes to the Consolidated Financial Statements.

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

Santander Holdings USA, Inc. and Subsidiaries

The Company simulates the impact of changing interest rates on its expected future interest income and interest expense (net interest income sensitivity). This simulation is run monthly and it includes various scenarios that help management understand the potential risks in net interest income sensitivity. These scenarios include both parallel and non-parallel rate shocks as well as other scenarios that are consistent with quantifying the four elements of risk. This information is then used to develop proactive strategies to ensure that the Company’s risk position remains close to neutral so that future earnings are not significantly adversely affected by future interest rates.

The table below discloses the estimated sensitivity to the Company’s net interest income based on interest rate changes:

September 30,
If interest rates changed in parallel by the amounts below at December 31, 2011	The following estimated percentage increase/(decrease) to net interest income would result
Up 100 basis points	4.61%
Up 200 basis points	8.27%
Down 100 basis points	(5.79)%

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

Management looks at the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk and also highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at December 31, 2011 and 2010:

	September 30,	September 30,
	The following estimated percentage
	increase/(decrease) to MVE would result
If interest rates changed in parallel by	December 31, 2011	December 31, 2010
Base (in millions)	$8,777	$6,910
Up 200 basis points	(5.91)%	(8.43)%
Up 100 basis points	(1.85)%	(3.86)%

Neither the net interest income sensitivity analysis or the MVE analysis contemplate changes in credit risk of the loan and investment portfolio from changes in interest rates. The amounts above are the estimated impact due solely to a parallel change in interest rates.

Pursuant to its interest rate risk management strategy, the Company enters into derivative transactions such as interest rate exchange agreements (swaps, caps, and floors) and forward sale or purchase commitments. The Company’s objective in managing its interest rate risk is to provide sustainable levels of net interest income while limiting the impact that changes in interest rates have on net interest income.

Interest rate swaps are generally used to convert fixed rate assets and liabilities to variable rate assets and liabilities and vice versa. the Company utilizes interest rate swaps that have a high degree of correlation to the related financial instrument.

As part of its overall business strategy, the Company originates fixed rate residential mortgages. It sells a portion of this production to FHLMC, FNMA, and private investors. The loans are exchanged for cash or marketable fixed rate mortgage-backed securities which are generally sold. This helps insulate the Company from the interest rate risk associated with these fixed rate assets. The Company uses forward sales, cash sales and options on mortgage-backed securities as a means of hedging against changes in interest rate on the mortgages that are originated for sale and on interest rate lock commitments.

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

Table 15 presents selected quarterly consolidated financial data (in thousands):

Table 15: Selected Quarterly Consolidated Financial Data

	Septem	Septem	Septem	Septem	Septem	Septem	Septem	Septem
	THREE MONTHS ENDED
	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010	Mar. 31, 2010

Total interest income	$1,354,890	$1,278,133	$1,300,367	$1,319,623	$1,289,618	$1,211,761	$1,156,849	$1,126,261
Total interest expense	376,798	323,565	350,640	337,196	337,306	333,292	346,749	368,503

Net interest income	978,092	954,568	949,727	982,427	952,312	878,469	810,100	757,758
Provision for credit losses	370,322	368,713	273,144	307,772	321,376	455,639	437,304	412,707

Net interest income/(loss) after provision for credit loss	607,770	585,855	676,583	674,655	630,936	422,830	372,796	345,051
Gain/(loss) on investment securities, net	(49,270)	41,943	20,062	61,862	222	131,113	42,894	26,327
Total fees and other income	1,245,237	196,474	230,048	250,316	245,121	196,265	211,267	176,260
General and administrative and other expenses	866,502	513,229	502,223	493,056	509,889	442,627	416,784	412,797

Income before income taxes	937,235	311,043	424,470	493,777	366,390	307,581	210,173	134,841
Income tax (benefit)/provision	481,439	104,707	145,419	176,714	(235,619)	87,419	66,130	41,680

Net income/(loss)	$455,796	$206,336	$279,051	$317,063	$602,009	$220,162	$144,043	$93,161

2011 Fourth Quarter Results

SHUSA reported net income for the fourth quarter of 2011 of $455.8 million compared to income of $206.3 million for the third quarter of 2011 and $602.0 million for the fourth quarter of 2010.

Net interest margin for the fourth quarter of 2011 was 4.88%, compared to 4.79% for the third quarter of 2011 and 4.94% for the fourth quarter of 2010. The decrease in margin in the fourth quarter of 2010 compared to the prior year was primarily a result of the continuing changing interest rate environment. The 2012 net interest margin will continue to be influenced by the interest rate yield environment, levels of non-performing loans, the Company’s ability to originate high quality loans and organically grow low cost deposits and the SCUSA Transaction. Refer to the SCUSA Transaction section of this MD&A and Note 3 of the Notes to Consolidated Financial Statements for additional information.

Total Fees and other income for the fourth quarter of 2011 were $1.2 billion compared to $245.1 million in the fourth quarter of 2010. The increase is primarily due to the pre-tax gain recognized of $987.7 million related to the SCUSA Transaction. General and administrative and other expenses for the fourth quarter of 2011 were $866.5 million, compared to $513.2 million in the third quarter of 2011 and $509.9 million in the fourth quarter of 2010. The increase is primarily a result of accruals for litigation matters of $344.2 million recorded in December 2011.

Recent Accounting Pronouncements

See Note 2 in the Consolidated Financial Statements for a discussion on this topic.

Item 7A Quantitative and Qualitative Disclosures About Market Risk.

Incorporated by reference from Part II, Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Asset and Liability Management” hereof.

Item 8 Financial Statements and Supplementary Data

Report of Management’s Assessment of Internal Control Over Financial Reporting

Santander Holdings USA, Inc. (“SHUSA”) is responsible for the preparation, integrity, and fair presentation of its published financial statements as of December 31, 2011, and the year then ended. The consolidated financial statements and notes included in this annual report have been prepared in accordance with United States generally accepted accounting principles and, as such, include some amounts that are based on management’s best judgments and estimates.

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

Management assessed SHUSA’s system of internal control over financial reporting as of December 31, 2011, in relation to criteria for effective internal control over financial reporting as described in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2011, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control – Integrated Framework”. Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting.

/s/ Jorge Morán	/s/ Guillermo Sabater

Jorge Morán	Guillermo Sabater
President and	Chief Financial Officer and
Chief Executive Officer	Senior Executive Vice President

March 16, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder of

Santander Holding USA, Inc.

We have audited the accompanying consolidated balance sheets of Santander Holdings USA, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of operations, stockholder’s equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Santander Holdings USA, Inc. and subsidiaries at December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 16, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder of

Santander Holding USA, Inc.

We have audited the internal control over financial reporting of Santander Holdings USA, Inc. and subsidiaries (the “Company”) as of December 31, 2011 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management’s Assessment of Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated March 16, 2012 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

March 16, 2012

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	December 31,	December 31,
	2011	2010
	(in thousands)
ASSETS
Cash and amounts due from depository institutions	$2,623,963	$1,705,895
Investment securities:
Available-for-sale at fair value	15,578,576	13,371,848
Other investments	555,370	614,241
Loans held for investment	51,307,380	65,017,884
Allowance for loan losses	(1,083,492)	(2,197,450)

Net loans held for investment	50,223,888	62,820,434

Loans held for sale at fair value (1)	352,471	150,063
Premises and equipment, net	669,143	595,951
Accrued interest receivable	209,010	406,617
Equity method investments	2,884,008	185,357
Goodwill	3,431,481	4,124,351
Core deposit intangibles and other intangibles, net	99,171	188,940
Bank owned life insurance	1,560,675	1,519,462
Restricted cash	36,660	583,637
Other assets	2,340,783	3,385,019

TOTAL ASSETS	$80,565,199	$89,651,815

LIABILITIES
Deposits and other customer accounts	$47,797,515	$42,673,293
Borrowings and other debt obligations	18,278,433	33,630,117
Advance payments by borrowers for taxes and insurance	150,397	104,125
Other liabilities	1,742,691	1,983,610

TOTAL LIABILITIES	67,969,036	78,391,145

STOCKHOLDER’S EQUITY
Preferred stock (no par value; $25,000 liquidation preference; 7,500,000 shares authorized; 8,000 shares outstanding at December 31, 2011 and 2010)	195,445	195,445
Common stock (no par value; 800,000,000 shares authorized; 520,307,043 and 517,107,043 shares issued at December 31, 2011 and 2010, respectively)	12,213,484	11,117,328
Warrants	—	285,435
Accumulated other comprehensive loss	(46,718)	(234,190)
Retained earnings/(deficit)	233,952	(128,984)

TOTAL SHUSA STOCKHOLDER’S EQUITY	12,596,163	11,235,034

Noncontrolling interest	—	25,636

TOTAL STOCKHOLDER’S EQUITY	12,596,163	11,260,670

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$80,565,199	$89,651,815

(1)	Amounts represent items for which the Company has elected the fair value option.

See accompanying notes to the consolidated financial statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	September 30,	September 30,	September 30,
	FOR THE YEAR ENDED DECEMBER 31,
	2011	2010	2009
	(in thousands)
INTEREST INCOME:
Interest on loans	$4,834,039	$4,313,793	$4,029,785
Interest-earning deposits	6,044	3,320	8,114
Investment securities:
Available-for-sale	412,813	466,141	383,926
Other	117	1,235	1,761

TOTAL INTEREST INCOME	5,253,013	4,784,489	4,423,586

INTEREST EXPENSE:
Deposits and other customer accounts	248,711	228,633	640,549
Borrowings and other debt obligations	1,139,488	1,157,217	1,139,533

TOTAL INTEREST EXPENSE	1,388,199	1,385,850	1,780,082

Net interest income	3,864,814	3,398,639	2,643,504
Provision for credit losses	1,319,951	1,627,026	1,984,537

NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	2,544,863	1,771,613	658,967

NON-INTEREST INCOME:
Consumer banking fees	637,482	531,337	369,845
Commercial banking fees	174,972	180,295	187,276
Mortgage banking revenue/(expense), net	(2,808)	47,955	(129,504)
Bank-owned life insurance	58,644	54,112	58,829
SCUSA Transaction	987,650	—	—
Miscellaneous income	66,135	15,214	13,698

TOTAL FEES AND OTHER INCOME	1,922,075	828,913	500,144

Total other-than-temporary impairment (“OTTI”) losses	(325)	(58,526)	(604,489)
Portion of OTTI recognized in other comprehensive income (before taxes)	—	53,763	424,293

OTTI recognized in earnings	(325)	(4,763)	(180,196)

Net gain on the sale of investment securities	74,922	205,319	22,349

Net gain/(loss) on investment securities recognized in earnings	74,597	200,556	(157,847)

TOTAL NON-INTEREST INCOME	1,996,672	1,029,469	342,297

GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	796,110	707,593	716,418
Occupancy and equipment	347,790	312,295	318,706
Technology expense	123,135	112,058	107,100
Outside services	151,731	123,958	119,238
Marketing expense	39,394	37,177	36,318
Loan expense	215,144	144,512	93,485
Other administrative	168,920	135,507	129,195

TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,842,224	1,573,100	1,520,460

CONSOLIDATED STATEMENTS OF OPERATIONS

(Continued)

	September 30,	September 30,	September 30,
	FOR THE YEAR ENDED DECEMBER 31,
	2011	2010	2009
	(in thousands)
OTHER EXPENSES:
Amortization of intangibles	55,542	63,401	75,692
Deposit insurance premiums and other costs	79,537	93,225	138,747
Equity method investments	14,849	26,613	21,412
Transaction related and integration charges and other restructuring costs	—	—	299,119
PIERS litigation accrual	344,163	—	—
Loss on debt extinguishment	38,695	25,758	68,733

TOTAL OTHER EXPENSES	532,786	208,997	603,703

INCOME/ (LOSS) BEFORE INCOME TAXES	2,166,525	1,018,985	(1,122,899)
Income tax provision/ (benefit)	908,279	(40,390)	(1,284,464)

NET INCOME	1,258,246	1,059,375	161,565

LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTERESTS	85,604	37,239	17,809

NET INCOME ATTRIBUTABLE TO SHUSA	$1,172,642	$1,022,136	$143,756

See accompanying notes to the consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(in thousands)

	Septe	Septe	Septe	Septe	Septe	Septe	Septe	Septe	Septe
	Common Shares Outstanding	Preferred Stock	Common Stock	Warrants	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock	Non- controlling Interest	Total Stock- holder’s Equity
Balance, December 31, 2008	663,946	$195,445	$7,718,771	$350,572	$(785,814)	$(1,872,881)	$(9,379)	$—	$5,596,714
Cumulative effect from change in accounting principle	—	—	—	—	(157,894)	246,084	—	—	88,190

Balance, January 1, 2009	663,946	$195,445	$7,718,771	$350,572	$(943,708)	$(1,626,797)	$(9,379)	$—	$5,684,904
Comprehensive income:
Net income	—	—	—	—	—	143,756	—	17,809	161,565
Change in unrealized gain/loss, net of tax:
Investment securities available-for-sale	—	—	—	—	487,461	—	—	—	487,461
Pension liabilities	—	—	—	—	5,140	—	—	—	5,140
Cash flow hedges	—	—	—	—	141,234	—	—	—	141,234

Total comprehensive income	—	—	—	—	633,835	143,756	—	17,809	795,400

Contribution of SCUSA from Santander	—	—	773,830	—	(39,996)	350,268	—	5,512	1,089,614
Issuance of preferred stock	—	1,800,000	—	—	—	—	—	—	1,800,000
Conversion of preferred stock to common stock	7,200	(1,800,000)	1,800,000	—	—	—	—	—	—
Paydown of noncontrolling interest	—	—	—	—	—	—	—	(924)	(924)
Stock issued in connection with employee benefit and incentive compensation plans	4	—	46,800	346	—	—	47	—	47,193
Employee stock options issued	—	—	42,099	(65,483)	—	—	9,342	—	(14,042)
Stock repurchased	(5)	—	—	—	—	—	(10)	—	(10)
Shares cancelled by Santander	(160,038)	—	—	—	—	—	—	—	—
Dividends paid on preferred stock	—	—	—	—	—	(14,600)	—	—	(14,600)

Balance, December 31, 2009	511,107	$195,445	$10,381,500	$285,435	$(349,869)	$(1,147,373)	$—	$22,397	$9,387,535
Cumulative effect from change in accounting principle	—	—	—	—	—	(3,747)	—	—	(3,747)

Balance, January 1, 2010	511,107	$195,445	$10,381,500	$285,435	$(349,869)	$(1,151,120)	$—	$22,397	$9,383,788
Comprehensive income:
Net income	—	—	—	—	—	1,022,136	—	37,239	1,059,375
Change in unrealized gain/loss, net of tax:
Investment securities available-for-sale	—	—	—	—	83,624	—	—	—	83,624
Pension liabilities	—	—	—	—	(581)	—	—	—	(581)
Cash flow hedges	—	—	—	—	32,636	—	—	—	32,636

Total comprehensive income	—	—	—	—	115,679	1,022,136	—	37,239	1,175,054

Issuance of common stock	6,000	—	1,500,000	—	—	—	—	—	1,500,000
Stock issued in connection with employee benefit and incentive compensation plans	—	—	428	—	—	—	—	—	428
Dividends paid to Santander	—	—	(750,000)	—	—	—	—	—	(750,000)
Dividends paid to noncontrolling interest	—		—	—	—	—	—	(34,000)	(34,000)
Dividends paid on preferred stock	—	—	(14,600)	—	—	—	—	—	(14,600)

Balance, December 31, 2010	517,107	$195,445	$11,117,328	$285,435	$(234,190)	$(128,984)	$—	$25,636	$11,260,670

CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY

(in thousands)

(Continued)

	Septe	Septe	Septe	Septe	Septe	Septe	Septe	Septe	Septe
	Common Shares Outstanding	Preferred Stock	Common Stock	Warrants	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Treasury Stock	Non- controlling Interest	Total Stock- holder’s Equity
Comprehensive income:
Net income	—	—	—	—	—	1,172,642	—	85,604	1,258,246
Change in unrealized gain/loss, net of tax:
Investment securities available-for-sale	—	—	—	—	188,720	—	—	—	188,720
Pension liabilities	—	—	—	—	(10,000)	—	—	—	(10,000)
Cash flow hedges	—	—	—	—	(2,744)	—	—	—	(2,744)

Total comprehensive income	—	—	—	—	175,976	1,172,642	—	85,604	1,434,222

Issuance of common stock	3,200	—	800,000	—	—	—	—	—	800,000
Capital contribution from Santander	—	—	11,000	—	—	—	—	—	11,000
Stock issued in connection with employee benefit and incentive compensation plans	—	—	(279)	—	—	—	—	—	(279)
Dividends paid to Santander	—	—	—	—	—	(800,000)	—	—	(800,000)
Dividends paid to noncontrolling interest	—	—	—	—	—	—	—	(39,552)	(39,552)
Dividends paid on preferred stock	—	—	—	—	—	(14,600)	—	—	(14,600)
Termination of warrants	—	—	285,435	(285,435)	—	—	—	—	—
SCUSA Transaction	—	—	—	—	11,496	4,894	—	(71,688)	(55,298)

Balance, December 31, 2011	520,307	$195,445	$12,213,484	$—	$(46,718)	$233,952	$—	$—	$12,596,163

See accompanying notes to the consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	September 30,	September 30,	September 30,
	FOR THE YEAR ENDED DECEMBER 31
	2011	2010	2009
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,258,246	$1,059,375	$161,565
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,319,951	1,627,026	1,984,537
Deferred taxes	497,346	(369,427)	(1,462,852)
Depreciation and amortization	208,055	320,713	246,861
Net amortization/accretion of investment securities and loan premiums and discounts	82,964	(189,029)	(311,201)
Net gain on sale of loans	(22,911)	(39,983)	(76,765)
Net gain on sale of investment securities	(74,922)	(205,319)	(22,349)
OTTI recognized in earnings	325	4,763	180,196
Loss on debt extinguishments	38,695	25,758	66,584
Net loss on real estate owned and premises and equipment	13,788	13,502	37,844
Stock-based compensation	4,054	2,164	47,534
Remittance to Santander for stock-based compensation	(4,333)	(1,800)	—
Origination of loans held for sale, net of repayments	(1,587,753)	(1,696,782)	(5,971,514)
Proceeds from sales of loans held for sale	1,410,387	1,701,534	6,236,879
Gain recognized due to SCUSA Transaction	(987,650)	—	—
Net change in:
Accrued interest receivable	(16,937)	11,902	10,951
Other assets and bank owned life insurance	(24,131)	505,094	442,864
Other liabilities	97,379	(20,226)	(320,619)

Net cash provided by operating activities	$2,212,553	$2,749,265	$1,250,515

CASH FLOWS FROM INVESTING ACTIVITIES:
Adjustments to reconcile net cash used in investing activities:
Proceeds from sales of available-for-sale investment securities	$6,892,337	$5,075,900	$2,673,370
Proceeds from prepayments and maturities of available-for-sale investment securities	3,179,391	4,244,740	8,248,589
Purchases of available-for-sale investment securities	(11,344,659)	(7,030,167)	(14,653,872)
Net change in other investments	58,871	77,999	26,531
Net change in restricted cash	47,011	(41,678)	—
Proceeds from sales of loans held for investment	8,467	7,941	55,269
Purchase of loans held for investment	(2,840,465)	(8,458,298)	(2,765,449)
Net change in loans other than purchases and sales	(3,670,677)	(727,365)	8,173,134
Purchase of other assets from third party	—	(121,715)	—
Proceeds from sales of real estate owned and premises and equipment	159,943	55,448	61,626
Purchases of premises and equipment	(194,502)	(196,775)	(37,716)
SCUSA Transaction (1)	(64,409)	—	—
Net cash paid from acquisitions	—	—	(193,386)

Net cash (used in) / provided by investing activities	$(7,768,692)	$(7,113,970)	$1,588,096

(1)	Represents the cash paid as part of the SCUSA Transaction and the deconsolidation of SCUSA’s cash also related to the SCUSA Transaction. See discussion on the SCUSA Transaction in Note 3 to the Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	September 30,	September 30,	September 30,
	FOR THE YEAR ENDED DECEMBER 31
	2011	2010	2009
	(in thousands)
CASH FLOWS FROM FINANCING ACTIVITIES:
Adjustments to reconcile net cash provided by financing activities:
Net change in deposits and other customer accounts	$5,124,222	$(1,754,772)	$(4,010,508)
Net change in borrowings	371,611	93,980	(2,915,106)
Net proceeds from senior notes, subordinated notes and credit facility	17,359,371	11,852,208	4,376,726
Repayments of borrowings and other debt obligations	(16,339,117)	(7,196,186)	(3,500,576)
Net change in advance payments by borrowers for taxes and insurance	46,272	16,680	(5,780)
Cash dividends paid to preferred stockholders	(14,600)	(14,600)	(14,600)
Cash dividends paid to noncontrolling interest	(73,552)	—	—
Proceeds from the issuance of common stock	—	750,000	1,800,000

Net cash provided by/(used in) financing activities	$6,474,207	$3,747,310	$(4,269,844)

NET CHANGE IN CASH AND CASH EQUIVALENTS	918,068	(617,395)	(1,431,233)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,705,895	2,323,290	3,754,523

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,623,963	$1,705,895	$2,323,290

SUPPLEMENTAL DISCLOSURE
Net income taxes paid	$621,438	$528,151	$350,910
Interest paid	$1,312,403	$1,389,937	$1,790,303
SCUSA Transaction—expenses paid by Santander on behalf of SHUSA	$11,000	$—	$—

NON-CASH TRANSACTIONS
Consolidation of dealer floor plan securitization due to early amortization event	$—	$—	$(855,000)
Assumption of securitized debt	$—	$—	$855,000
Foreclosed real estate	$122,912	$134,830	$79,730
Other repossessed assets	$1,745,984	$1,486,457	$1,212,676
Receipt of available for sale mortgage-backed securities in exchange for mortgage loans held for investment	$814,193	$1,796,925	$—
Consolidation of commercial mortgage-backed securitization portfolio	$—	$(860,486)	$—
Sale of previously consolidated commercial mortgage backed securitization portfolio	$—	$860,486	$—
Dividends declared	$800,000	$784,000	$—

See accompanying notes to the consolidated financial statements

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies

Organization and Nature of Operations

Santander Holdings USA, Inc. (“SHUSA” or “the Company”), formerly Sovereign Bancorp Inc., is a Virginia corporation and is the holding company of Sovereign Bank (the “Bank”). SHUSA is headquartered in Boston, Massachusetts and the Bank has a home office in Wilmington, Delaware. On January 30, 2009, SHUSA was acquired by Banco Santander, S.A. (“Santander”) and as such, is a wholly owned subsidiary of Santander. SHUSA shareholders received .3206 shares of Santander ADS for each share of the Company’s stock.

Effective on January 26, 2012, the Bank converted from a federal savings bank to a national banking association. In connection with the charter conversion, the Bank has changed its name to Sovereign Bank, National Association. Also effective on January 26, 2012, the Company has become a bank holding company.

The Bank’s primary business consists of attracting deposits from its network of community banking offices, located throughout eastern Pennsylvania, New Jersey, New York, New Hampshire, Massachusetts, Connecticut, Rhode Island, Delaware and Maryland, and originating commercial, home equity loans and residential mortgage loans in those communities.

Significant Accounting Policies

The following is a description of the significant accounting policies of the Company. Such accounting policies are in accordance with United States Generally Accepted Accounting Principles (“U.S. GAAP”).

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

In the fourth quarter of 2011, the Company reclassified amounts presented in the December 31, 2010 Consolidated Balance Sheet of $185.4 million from “Other Assets” to “Equity Method Investments”. This reclassification had no effect on the consolidated statement of operations.

Basis of Presentation

The accompanying financial statements include the accounts of the Company and its subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. In July 2009, Santander contributed Santander Consumer USA Inc (“SCUSA”), a majority owned subsidiary, into the Company. SCUSA’s results of operations were consolidated from January 2009 until December 31, 2011. On December 31, 2011, the Company deconsolidated SCUSA as a result of certain agreements with investors entered into during the fourth quarter 2011 (“SCUSA Transaction”). The SCUSA Transaction reduced the Company’s ownership interest and its power to direct the activities that most significantly impact SCUSA’s economic performance so that SHUSA no longer has a controlling interest in SCUSA. Accordingly, as of December 31, 2011, SCUSA is accounted for as an equity method investment. Refer to Note 3 to for additional information.

The consolidated financial statements include any voting rights entities in which the Company has a controlling financial interest. In accordance with the applicable accounting guidance for consolidations, the Company consolidates a variable interest entity (“VIE”) if the Company is considered to be the primary beneficiary where it has: (i) a variable interest in the entity; (ii) the power to direct activities of the VIE that most significantly impact the entity’s economic performance; and (iii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Variable interests can include equity interests, subordinated debt, derivative contracts, leases, service agreements, guarantees, standby letters of credit, loan commitments, and other contracts, agreements and financial instruments. See Note 8 for information on the Company’s involvement with VIEs.

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies (continued)

The Company uses the equity method to account for unconsolidated investments in voting rights entities or VIEs if the Company has influence over the entity’s operating and financing decisions but does not maintain a controlling financial interest. Unconsolidated investments in voting rights entities or VIEs in which the Company has a voting or economic interest of less than 20% generally are carried at cost. These investments are included in Equity Method Investments on the Consolidated Balance Sheet, and the Company’s proportionate share of income or loss is included in other expenses.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The most significant estimates pertain to the consolidation, allowance for loan losses and reserve for unfunded lending commitments, goodwill, derivatives and hedge activities and income taxes. Actual results could differ from those estimates.

Subsequent Events

All material events that occurred after the date of the consolidated financial statements and before the consolidated financial statements were issued have been either recognized in the consolidated financial statements or disclosed in the Notes to the Consolidated Financial Statements.

The Company evaluated events from the date of the consolidated financial statements on December 31, 2011 through the issuance of those consolidated financial statements included in this Annual Report on Form 10-K.

Fair Value Measurements

The Company values assets and liabilities based on the principal market where each would be sold (in the case of assets) or transferred (in the case of liabilities) at the measurement date (i.e. exit price). The principal market is the forum with the greatest volume and level of activity.

In the absence of a principal market, valuation is based on the most advantageous market. In the absence of observable market transactions, the Company considers liquidity valuation adjustments to reflect the uncertainty in pricing the instruments. In measuring the fair value of an asset, the Company assumes the highest and best use of the asset by a market participant—not just the intended use—to maximize the value of the asset. The Company also considers whether any credit valuation adjustments are necessary based on the counterparty’s credit quality.

When measuring the fair value of a liability, the Company assumes that the transfer will not affect the nonperformance risk associated with the liability. The Company considers the effect of the credit risk on the fair value for any period in which fair value is measured. There are three acceptable techniques for measuring fair value: the market approach, the income approach and the cost approach. Selecting the appropriate technique for valuing a particular asset or liability depends on the exit price of the asset or liability being valued, and how a market participant would value the same asset or liability. Ultimately, selecting the appropriate valuation method requires significant judgment.

Valuation inputs refer to the assumptions market participants would use in pricing a given asset or liability. Inputs can be observable or unobservable. Observable inputs are assumptions based on market data obtained from an independent source. Unobservable inputs are assumptions based on the Company’s own information or assessment of assumptions used by other market participants in pricing the asset or liability. The unobservable inputs are based on the best and most current information available on the measurement date.

The Company applied the following fair value hierarchy:

•	Level 1 – Assets or liabilities for which the identical item is traded on an active exchange, such as publicly-traded instruments or futures contracts.

•	Level 2 – Assets and liabilities valued based on observable market data for similar instruments.

•

Level 3 – Assets or liabilities for which significant valuation assumptions are not readily observable in the market; instruments valued based on the best available data, some of which is internally developed, and considers risk premiums that a market participant would require.

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies (continued)

Typically, assets and liabilities are considered to be fair valued on a recurring basis if fair value is measured regularly. However, assets and liabilities are considered to be fair valued on a nonrecurring basis if the fair value measurement of the instrument does not necessarily result in a change in the amount recorded on the balance sheet. This generally occurs when the entity applies accounting guidance that requires assets and liabilities to be recorded at the lower of cost or fair value, or assessed for impairment. At a minimum, the Company conducts the valuations of assets and liabilities on a quarterly basis.

Additional information regarding fair value measurements and disclosures is provided in Note 23, “Fair Value Measurements”.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from depository institutions, interest-bearing deposits in other banks, federal funds sold, and securities purchased under agreements to resell. Cash and cash equivalents have maturities of three months or less, and accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

Investment Securities and Other Investments

Investment securities that the Company has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Securities expected to be held for an indefinite period of time are classified as available-for-sale and are carried at fair value with temporary unrealized gains and losses reported as a component of accumulated other comprehensive income within stockholder’s equity, net of estimated income taxes.

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment (“OTTI”). For debt securities with market values below amortized cost, if the Company has the intent to sell or it is more likely than not that the Company will be required to sell the debt security before recovery of the entire amortized cost basis, then OTTI has occurred. If the Company does not intend to sell the debt security and will more likely than not be required to sell the debt security before recovery of its entire amortized cost basis, the Company evaluates expected cash flows to be received to determine if a credit loss has occurred. In the event of a credit loss, the credit component of the impairment is recognized within non-interest income, and the non-credit component is recognized through accumulated other comprehensive income.

Other investments include the Company’s investment in the stock of the Federal Home Loan Bank (FHLB) of New York and Pittsburgh. Although FHLB stock is an equity interest in a FHLB, it does not have a readily determinable fair value, because its ownership is restricted and is not readily marketable. FHLB stock can be sold back only at its par value of $100 per share and only to the FHLBs or to another member institution. Accordingly, FHLB stock is carried at cost. The Company evaluates this investment for impairment on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

Loans held for investment

Loans are reported net of loan origination fees, direct origination costs and discounts and premiums associated with purchased loans and unearned income. Interest on loans is credited to income as it is earned. Loan origination fees and certain direct loan origination costs are deferred and recognized as adjustments to interest income in the Consolidated Statements of Operations over the contractual life of the loan utilizing the effective interest rate method. Premiums and discounts associated with purchased loans by the Bank are deferred and amortized as adjustments to interest income utilizing the effective interest rate method using estimated prepayment speeds, which are updated on a quarterly basis. Interest income is not recognized on loans when the loan payment is 90 days or more delinquent for commercial loans and consumer loans, excluding auto loans and credit cards, or sooner if management believes the loan has become impaired. Generally, interest income is not recognized on auto loans that are 60 days or more delinquent. Credit Cards continue to accrue interest until it is 180 days delinquent at which point it is charged-off and interest is removed from interest income.

Certain loans acquired that result in recognition of a discount attributable, at least in part, to credit quality; and are not subsequently accounted for at fair value, are accounted for under the receivable topic of the FASB Accounting Standards Codification Section 310-30 “Loans and Debt Securities Acquired with Deteriorated Credit Quality”. The excess of the estimated undiscounted principal, interest and other cash flows expected to be collected over the initial investment in the acquired loans is amortized to interest income over the expected life of the loans via the effective interest rate method. The amount amortized for the acquired loan pool is adjusted when there is an increase or decrease in the expected cash flows. Further, the Company assesses impairment on these acquired loan pools for which there has been a decrease in the expected cash flows. Impairment is measured based on the present value of the expected cash flows from the loan (including the estimated fair value of the underlying collateral) discounted using the loan’s effective interest rate.

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies (continued)

A loan is determined to be non-accrual when it is probable that scheduled payments of principal and interest will not be received when due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, all accrued yet uncollected interest is reversed from income. Payments received on non-accrual loans are generally applied to the outstanding principal balance.

Troubled debt restructurings (“TDRs”) are loans that have been modified whereby the Company has agreed to make certain concessions to customers to both meet the needs of the customers and to maximize the ultimate recovery of a loan. TDRs occur when a borrower is experiencing, or is expected to experience, financial difficulties and the loan is modified using a modification that would otherwise not be granted to the borrower. TDRs are generally placed on non-accrual status until the Company believes repayment under the revised terms are reasonably assured and a sustained period of repayment performance has been achieved (typically defined as six months for a monthly amortizing loan). All costs incurred by the Company in connection with a TDR are expensed as incurred. The TDR classification will remain on the loan until it is paid in full or liquidated. Impaired loans are defined as all TDRs plus commercial non-accrual loans in excess of $1 million. The Company measures impairment based on the present value of expected future cash flows discounted at the loan’s effective interest rate, except that as a practical expedient, the Company may measure impairment based on a loan’s observable market price, or the fair value of the collateral if the loan is a collateral-dependent loan.

Loans Held for Sale

Loans held for sale (LHFS) are carried at lower of cost or market (“LOCOM”) or at fair value. Generally, residential loans are valued on an aggregate portfolio basis, and commercial loans are valued on an individual loan basis. Gains and losses on LHFS which are accounted for at fair value are recorded in other non-interest income. For LHFS recorded at LOCOM, direct loan origination costs and fees are deferred at origination and are recognized in other non-interest income at time of sale. For loans recorded at fair value, direct loan origination costs and fees are recorded in other non-interest income at origination. The fair value of LHFS is based on what secondary markets are currently offering for portfolios with similar characteristics, and related gains and losses are recorded in non-interest income.

Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

The allowance for loan losses and reserve for unfunded lending commitments, collectively referred to as the “allowance for credit losses” are maintained at levels that management considers adequate to provide for losses based upon an evaluation of known and inherent risks in the loan portfolio. Management’s evaluation takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans with loss potential, geographic and industry concentrations, delinquency trends, economic conditions and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance for credit losses may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

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

Management regularly monitors the condition of borrowers and assesses both internal and external factors in determining whether any relationships have deteriorated, considering factors such as historical loss experience, trends in delinquency and non-performing loans, changes in risk composition and underwriting standards, experience and ability of staff and regional and national economic conditions and trends.

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies (continued)

For the commercial loan portfolios, the Bank has specialized credit officers and workout units that identify and manage potential problem loans. Changes in management factors, financial and operating performance, company behavior, industry factors and external events and circumstances are evaluated on an ongoing basis to determine whether potential impairment is evident and additional analysis is needed. For the commercial loan portfolios, risk ratings are assigned to each individual loan to differentiate risk within the portfolio and are reviewed on an ongoing basis by credit risk management and revised, if needed, to reflect the borrowers’ current risk profiles and the related collateral positions. The risk ratings consider factors such as financial condition, debt capacity and coverage ratios, market presence and quality of management. Generally, credit officers reassess a borrower’s risk rating on no less than an annual basis, and more frequently if warranted. This reassessment process is managed on a continual basis by the Credit Monitoring group to ensure consistency and accuracy in risk rating as well as appropriate frequency of risk rating review by the Bank’s credit officers. The Company’s Internal Audit group regularly performs loan reviews and assesses the appropriateness of assigned risk ratings. When a loan’s risk ratings are downgraded beyond a certain level, the Company’s workout department becomes responsible for managing the credit risk. Risk rating actions are generally reviewed formally by one or more Credit Committees depending on the size of the loan and the type of risk rating action being taken. Detailed analyses are completed that support the risk rating and management’s strategies for the customer relationship going forward.

The consumer loans and small business loan portfolios are monitored for credit risk and deterioration with statistical tools considering factors such as delinquency, loan to value, and credit scores. The Bank evaluates the consumer portfolios throughout their life cycle on a portfolio basis. When problem loans are identified that are secured with collateral, management examines the loan files to evaluate the nature and type of collateral supporting the loans. Management documents the collateral type, date of the most recent valuation, and whether any liens exist, to determine the value to compare against the committed loan amount. When the Bank determines that the value of an impaired loan is less than its carrying amount, the Bank recognizes impairment through a provision estimate or a charge-off to the allowance. Management performs these assessments on at least a quarterly basis.

For commercial loans, a charge-off is recorded when a loan, or portion thereof, is considered uncollectable and of such little value that its continuance on the Company’s books as an asset is not warranted, as outlined in accounting and regulatory guidance. Charge-offs are recorded on a monthly basis and partially charged-off loans continue to be evaluated on not less than a quarterly basis, with additional charge-offs or loan loss provisions taken on the remaining loan balance, if warranted, utilizing the same criteria.

The Company places residential mortgage loans on non-performing status at 90 days delinquent or sooner if management believes the loan has become impaired unless return to current status is expected imminently. A loan is considered to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay (e.g. less than 90 days) or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired.

Consumer loans (excluding auto loans and credit cards) and any portion of a consumer loan secured by real estate mortgage loans not adequately secured are generally charged-off when deemed to be uncollectible or delinquent 180 days or more (120 days for closed-end consumer loans not secured by real estate), whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment include; a loan that is secured by collateral and is in the process of collection; a loan supported by a valid guarantee or insurance; or a loan supported by a valid claim against a solvent estate. Auto loans are charged off when an account becomes 121 days delinquent if the Company has not repossessed the related vehicle. The Company charges off accounts in repossession when the automobile is repossessed and legally available for disposition. Credit cards that are 180 days delinquent are charged-off and all interest is removed from interest income.

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

Additionally, the Company reserves for certain incurred, but undetected, losses within the loan portfolio. This is due to several factors, such as, but not limited to, inherent delays in obtaining information regarding a customer’s financial condition or changes in their unique business conditions and the interpretation of economic trends. While this analysis is conducted at least quarterly, the Company has the ability to revise the allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a loan pool classification.

Santander Holdings USA, Inc. and Subsidiaries

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

In addition to the allowance for loan losses, management also estimates probable losses related to unfunded lending commitments. Unfunded lending commitments for commercial customers are analyzed and segregated by risk according to the Company’s internal risk rating scale. These risk classifications, in conjunction with an analysis of historical loss experience, current economic conditions and performance trends within specific portfolio segments, and any other pertinent information result in the estimation of the reserve for unfunded lending commitments. Additions to the reserve for unfunded lending commitments are made by charges to the provision for credit losses and this reserve is classified within other liabilities on the Company’s Consolidated Balance Sheets.

Risk factors are continuously reviewed and revised by management when conditions warrant. A comprehensive analysis of the allowance for loan losses and reserve for unfunded lending commitments is performed by the Company on a quarterly basis. In addition, a review of allowance levels based on nationally published statistics is conducted on at least an annual basis.

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

Premises and Equipment

Premises and equipment are carried at cost, less accumulated depreciation. Depreciation is calculated utilizing the straight-line method. Estimated useful lives are as follows:

September 30,
Office buildings	10 to 30 years
Leasehold improvements	10 to 30 years(1)
Furniture, fixtures and equipment	3 to 10 years
Automobiles	5 years

Expenditures for maintenance and repairs are charged to expense as incurred.

(1)

Leasehold improvements are depreciated over the shorter of the useful lives of the assets or the remaining term of the leases. The useful life of the leasehold improvements maybe extended beyond the base term of the lease contract when the lease contract includes renewal option period(s) that are reasonably assured of being exercised at the date the leasehold improvements are purchased. At no point does the depreciable life exceed the economic useful life of the leasehold improvement or the expected term of the lease contract.

Goodwill and Core Deposit Intangibles

Goodwill is the excess of the purchase price over the fair value of the tangible and identifiable intangible assets and liabilities of companies acquired through business combinations accounted for under the acquisition method. Core deposit intangibles are a measure of the value of checking, savings and other-low cost deposits acquired in business combinations accounted for under the acquisition method. Core deposit intangibles are amortized over the estimated useful lives of the existing deposit relationships acquired, but not exceeding 10 years. The Company evaluates the identifiable intangibles for impairment when an indicator of impairment exists, but not less than annually. Separable intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives.

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies (continued)

Goodwill and other indefinite lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing. Management performs an annual goodwill impairment test as of December 31 and whenever events occur or circumstances change that indicate the fair value of a reporting unit may be below its carrying value. The Company performed goodwill impairment testing as of December 31, 2011and December 31, 2010 and concluded goodwill was not impaired. See Note 9, “Goodwill and Other Intangible Assets”, for additional discussion. The Company does not have any indefinite lived intangible assets as of December 31, 2011.

Mortgage Servicing Rights

The Company sells mortgage loans in the secondary market and typically retains the right to service the loans sold. Upon the sale of the loan, a mortgage servicing right (“MSR”) asset is established, which represents the current fair value of future net cash flows expected to be realized for performing the servicing activities. MSRs are carried at the lower of the initial capitalized amount, net of accumulated amortization, or fair value. The carrying values of MSRs are amortized in proportion to, and over the period of, estimated net servicing income.

MSRs are evaluated for impairment by stratifying by certain risk characteristics and underlying loan strata that include, but are not limited to, interest rate bands, and further into residential real estate 30-year and 15-year fixed rate mortgage loans, adjustable rate mortgage loans and balloon loans. A valuation reserve is recorded in the period in which the impairment occurs through a charge to income equal to the amount by which the carrying value of the strata exceeds the fair value. If it is determined that all or a portion of the temporary impairment no longer exists for a particular strata, the valuation allowance is reduced with an offsetting credit to income.

MSRs are also reviewed for permanent impairment. Permanent impairment exists when the recoverability of a recorded valuation allowance is determined to be remote, taking into consideration historical and projected interest rates and loan pay-off activity. When this situation occurs, the unrecoverable portion of the valuation reserve is applied as a direct write-down to the carrying value of the MSR. Unlike a valuation allowance, a direct write-down permanently reduces the carrying value of the mortgage servicing asset and the valuation allowance, precluding subsequent recoveries. MSRs are classified in other assets on the Consolidated Balance Sheets. See Note 10 for additional discussion.

On January 1, 2012, the Bank elected to carry its class of MSRs consisting of residential MSRs established on or before December 31, 2011 at fair value. The implementation of this election is not expected to have a significant impact on the Company’s financial position or results of operations.

Bank Owned Life Insurance

Bank owned life insurance (“BOLI”) represents the cash surrender value for life insurance policies for current and former certain employees who have provided positive consent allowing the Bank to be the beneficiary of such policies. Increases in the net cash surrender value of the policies, as well as insurance proceeds received, are recorded in non-interest income, and are not subject to income taxes.

Other Real Estate Owned and Other Repossessed Assets

Other real estate owned (“OREO”) and other repossessed assets consist of properties and other assets acquired by, or in lieu of, foreclosure in partial or total satisfaction of non-performing loans. Assets obtained in satisfaction of a loan is recorded at the lower of cost or estimated fair value minus estimated costs to sell based upon the property’s appraisal value at the date of transfer. The excess of the carrying value of the loan over the fair value of the property minus estimated costs to sell are charged to the allowance for loan losses. Any decline in the estimated fair value of asset that occurs after the initial transfer from the loan portfolio and costs of holding the property are recorded as operating expenses, except for significant property improvements that are capitalized to the extent that carrying value does not exceed estimated fair value. OREO and other repossessed assets are classified within Other Assets on the Consolidated Balance Sheets and totaled $108.7 million and $223.2 million at December 31, 2011 and 2010, respectively.

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies (continued)

Derivative Instruments and Hedging Activity

The Company uses derivative instruments as part of the interest rate risk management process to manage risk associated with financial assets and liabilities, mortgage banking activities, and to assist commercial banking customers with their risk management strategies and other market exposures. The Company also uses cross currency swaps in order to hedge foreign currency exchange risk on certain Euro denominated investments.

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

Cash flow hedges are accounted for by recording the fair value of the derivative instrument on the Consolidated Balance Sheet as an asset or liability, with a corresponding charge or credit, net of tax, recorded in accumulated other comprehensive income within stockholders’ equity, in the accompanying Consolidated Balance Sheet. Amounts are reclassified from accumulated other comprehensive income to the consolidated statement of operations in the period or periods the hedged transaction affects earnings. In the case where certain cash flow hedging relationships have been terminated, the Company continues to defer the net gain or loss in accumulated other comprehensive income and reclassifies it into interest expense as the future cash flows occur, unless it becomes probable that the future cash flows will not occur.

The portion of gains and losses on derivative instruments not considered highly effective in hedging the change in fair value or expected cash flows of the hedged item, or derivatives not designated in hedging relationships, are recognized immediately in the consolidated statement of operations. See Note 16, “Derivative Instruments and Hedging Activities”, for further discussion.

Revenue Recognition

The Company earns interest and non-interest income from various sources, including:

•	Lending,

•	Investment securities,

•	Customer deposit fees,

•	BOLI,

•	Loan sales and servicing,

•	Securities and derivatives trading activities, including foreign exchange.

The principal source of revenue is interest income from loans and investment securities. Interest income is recognized on an accrual basis primarily according to non-discretionary formulas in written contracts, such as loan agreements or securities contracts. Revenue earned on interest-earning assets including unearned income and the accretion of discounts recognized on acquired or purchased loans is recognized based on the constant effective yield of the financial instrument.

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies (continued)

Gains or losses on sales of investment securities are recognized on the trade date.

The Company recognizes revenue from servicing commercial mortgages and other consumer loans as earned. Mortgage banking results include fees associated with servicing loans for third parties based on the specific contractual terms, as well as amortization and changes in the fair value of mortgage servicing rights. Gains or losses on sales of mortgage, multi-family and home equity loans are included within mortgage banking revenues and are recognized when the sale is complete.

Service charges on deposit accounts are recognized when earned.

Income from BOLI represents increases in the cash surrender value of the policies, as well as insurance proceeds.

The Company recognizes revenue from securities, derivatives and foreign exchange trading, as well as securities underwriting activities as these transactions occur or as services are provided.

When appropriate, revenue is reported net of associated expenses, in accordance with U.S. GAAP.

Income Taxes

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

Periodic reviews of the carrying amount of deferred tax assets are made to determine if the establishment of a valuation allowance is necessary. If based on the available evidence in future periods, it is more likely that not that all or a portion of the Company’s deferred tax assets will not be realized, a deferred tax valuation allowance would be established. Consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. Items considered in this evaluation include historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. The evaluation is based on current tax laws, as well as expectations of future performance.

The Company is subject to the income tax laws of the U.S., its states and municipalities, as well as certain foreign countries. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of these inherently complex tax laws. Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. The Company reviews its tax balances quarterly and as new information becomes available, the balances are adjusted, as appropriate. The Company is subject to ongoing tax examinations and assessments in various jurisdictions.

Tax positions shall initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of these inherently complex tax laws. See Note 19, “Income Taxes”, for detail on the Company’s income taxes.

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 — Summary of Significant Accounting Policies (continued)

Asset Securitizations

The Company has historically securitized multi-family and commercial real estate loans, mortgage loans, home equity and other consumer loans, as well as automotive floor plan receivables that it originated and/or purchased from certain other financial institutions. After receivables or loans are securitized, the Company continues to maintain account relationships with its customers. The Company may provide administrative, liquidity facilities and/or other services to the resulting securitization entities, and may continue to service the financial assets sold to the securitization entity.

If the securitization transaction meets the accounting requirements for deconsolidation and sale treatment, the securitized receivables or loans are removed from the balance sheet and a net gain or loss is recognized in income at the time of initial sale and each subsequent sale. Net gains or losses resulting from securitizations are recorded in non-interest income. See further discussion on the Company’s securitizations in Note 17.

Stock Based Compensation

The Company, through Santander sponsors stock plans under which incentive and nonqualified stock options and restricted stock may be granted periodically to certain employees. The Company accounts for stock-based compensation under the fair value recognition provisions whereby the fair value of the award at grant date is expensed over the award’s vesting period. Additionally, the Company estimates the number of awards for which it is probable that service will be rendered and adjusts compensation cost accordingly. Estimated forfeitures are subsequently adjusted to reflect actual forfeitures. The required disclosures related to the Company’s stock based employee compensation plan are included in Note 20.

Note 2 — Recent Accounting Pronouncements

In December 2010, the FASB issued ASU 2010-28, an update to Topic 350, “Intangibles – Goodwill and Other: When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” The amendments to Topic 350 modify Step 1 of the goodwill impairment test for reporting units with zero or negative carrying amounts. For those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining this, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist. These amendments were effective for the Company on January 1, 2011. The implementation of this guidance did not have an impact on the Company’s financial position or results of operations.

In September 2011, the FASB issued ASU 2011-08, an update to ASC 350, “Intangibles – Goodwill and Other”, which requires companies to perform goodwill and indefinite-life intangible asset impairment testing using a two-step process. The amendments to the ASU permits companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as basis for determining whether it is necessary to perform the two-step impairment test. The amendments to ASC 350 are effective for interim and annual periods beginning after December 15, 2011 for the Company. The implementation of this guidance is not expected to have a significant impact on the Company’s financial position or results of operations.

In April 2011, the FASB issued ASU 2011-02, an update to ASC 310-40, “Receivables – Troubled Debt Restructurings by Creditors.” The amendments to Topic 310 were effective on July 1, 2011 for the Company, and should be applied retrospectively to the beginning of the annual period of adoption. In evaluating whether a restructuring constitutes a troubled debt restructuring, the Company must separately conclude that the restructuring constitutes a concession as well as the debtor must be experiencing financial difficulties. The amendments to Topic 310 clarify the guidance on a creditor’s evaluation of whether it has granted a concession and the debtor is experiencing financial difficulties. The implementation of this guidance did not have a significant impact on the Company’s financial position or results of operations.

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

In June 2011, the FASB issued ASU 2011-05, an update to ASC 220, “Comprehensive Income”, which requires comprehensive income to be reported in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The amendments do not change what items are reported in other comprehensive income or the requirement to report classification of items from other comprehensive income to net income. The amendments to ASC 220 are effective for the first interim and annual period beginning January 1, 2012 for the Company, and should be applied retrospectively to the beginning of the first annual period presented. The implementation of this guidance is not expected to have a significant impact on the Company’s financial position or results of operations. In December 2011, FASB issued ASU 2011-12 which deferred certain aspects of ASC 2011-05. These deferred aspects did not include the requirement to report comprehensive income in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The deferral period will begin for the Company on January 1, 2012 and would remain in effect indefinitely.

In December 2011, the FASB issued ASU 2011-11, an update to ASC 210, “Balance Sheet”, which requires entities to disclose both gross information and net information about both financial instruments and transactions eligible for offset in the statement of financial position (“Balance Sheet”) and transactions subject to an agreement similar to a master netting arrangement. The amendment is designed to enhance disclosures about the financial instruments and derivatives, which will allow the users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position. The scope includes derivatives, repurchase agreements and security borrowings. The amendments to ASC 210 are effective for interim and annual periods beginning January 1, 2013 for the Company, and should be applied retrospectively to the beginning of the first annual period presented. The Company has not yet determined the impact of this guidance on the Company’s financial position or results of operations.

Note 3 — SCUSA Transaction

On October 20, 2011, the Company and SCUSA entered into an investment agreement with Sponsor Auto Finance Holdings Series LP, a Delaware limited partnership (“Auto Finance Holdings”). Auto Finance Holdings is jointly owned by investment funds affiliated with Warburg Pincus LLC, Kohlberg Kravis Roberts & Co. L.P. and Centerbridge Partners L.P. (collectively, the “New Investors”), as well as DFS Sponsor Investments LLC, a Delaware limited liability company affiliated with Thomas G. Dundon, the Chief Executive Officer of SCUSA and a Director of SHUSA, and Jason Kulas, Chief Financial Officer of SCUSA. On October 20, 2011, SCUSA also entered into an investment agreement with DDFS LLC (f/k/a, Dundon DFS LLC), (“DDFS”), a Delaware limited liability company affiliated with Thomas G. Dundon. Auto Finance Holdings is an unrelated third party of the Company.

On December 31, 2011, SCUSA completed the sale to Auto Finance Holdings of an aggregate number of 32,438,127.19 shares of common stock for an aggregate purchase price of $1.0 billion. On December 31, 2011, SCUSA also completed the sale to DDFS of 5,140,468.58 additional shares of common stock for aggregate consideration of $158.2 million. In addition, on December 31, 2011, SCUSA completed the sale to certain members of SCUSA’s management of 67,373.99 shares of common stock for an aggregate consideration of approximately $2.1 million.

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 3 — CUSA Transaction (continued)

The Company, the New Investors (indirectly through Auto Finance Holdings) and Mr. Dundon (indirectly through DDFS and DFS Sponsor Investments LLC) own approximately 65%, 24% and 11% of SCUSA, respectively, as of December 31, 2011. The consideration paid by DDFS and SCUSA management was determined by the share price negotiated by SCUSA and Auto Finance Holdings.

On December 31, 2011, the Company, SCUSA, Auto Financing Holdings, DDFS, Thomas G. Dundon and Banco Santander, S.A. entered into a shareholders’ agreement (the “Shareholders Agreement”). The Shareholders Agreement established certain board representation, governance, registration and other rights for each investor with respect to their ownership interests in SCUSA. The Shareholders Agreement also requires unanimous approval of all shareholders for certain board reserved matters. These board reserved matters represent the activities that most significantly impact SCUSA’s economic performance.

Pursuant to the Shareholders Agreement, depending on SCUSA’s performance during 2014 and 2015, if SCUSA exceeds certain performance targets, SCUSA may be required to make a payment of up to $595.0 million in favor of SHUSA. If SCUSA does not meet such performance targets during 2014 and 2015, SCUSA may be required to make a payment to Auto Finance Holdings of up to the same amount.

The Shareholders Agreement also provides that each of Auto Finance Holdings and DDFS will have the right to sell, and SHUSA will be required to purchase, their respective shares of SCUSA common stock, at its then fair market value, and Auto Finance Holdings and DDFS, if applicable, will receive the payment referred to above at that time (i) at the fourth, fifth and seventh anniversaries of the closing of the investments, unless an initial public offering of SCUSA common stock has been previously consummated or (ii) in the event there is a deadlock with respect to certain specified matters which require the approval of the board of directors or shareholders of SCUSA.

The Company is required to consolidate any entity in which it has a controlling financial interest. Determining whether the Company has a controlling financial interest is dependent on factors including voting rights, and the power to direct the entity’s most significant economic activities. The SCUSA Transaction reduced the Company’s ownership interest in SCUSA and resulted in shared control with the New Investors such that no one party has the power to direct activities that most significantly impact SCUSA’s economic performance.

As a result, the Company no longer has a controlling interest in SCUSA. This required the Company to account for SCUSA as an equity investment and deconsolidate SCUSA by removing SCUSA’s assets, liabilities and its non-controlling interest in SCUSA from its consolidated financial statements as of December 31, 2011. The difference between the fair value of the Company’s retained non-controlling interest in SCUSA and the carrying amount of its former controlling interest SCUSA’s net assets was recognized as a gain in the Company’s Consolidated Statements of Operations for the year ended December 31, 2011.

As of December 31, 2011, the fair value of the Company’s equity investment in SCUSA was determined to be $2.7 billion. The fair value of the Company’s equity investment in SCUSA was determined through the use of market comparables, review of precedent transactions, dividend discount analysis and consideration of the contingent payment. The carrying value of SCUSA’s net assets was $1.7 billion prior to the transaction. As a result of the deconsolidation of SCUSA, the Company measured its retained equity investment at fair value and recognized a pre-tax gain of $987.7 million, net of expenses of $21 million, in the consolidated statement of operations for the year ended December 31, 2011.

The following table illustrates the calculation of the gain on the SCUSA Transaction (amounts in thousands):

September 30,
Fair value of retained noncontrolling investment	$2,650,651
Less: Carrying value of SCUSA’s net assets	1,663,001

Gain on SCUSA Transaction	$987,650

See further discussion on other transactions with SCUSA in Note 27.

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 4 — Restrictions on Cash and Amounts Due From Depository Institutions

The Bank is required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those reserve balances at December 31, 2011 and 2010 were $214.8 million and $152.9 million, respectively.

As of December 31, 2011 and 2010, the Company had $36.7 million and $583.6 million of restricted cash. Restricted cash at December 31, 2011 primarily related to cash restricted for investment purposes. Restricted cash at December 31, 2010 was primarily related to SCUSA securitization transactions and lockbox collections and cash restricted for investment purposes. Excess cash flows generated by the securitization trusts are added to restricted cash, creating additional over-collateralization until the contractual securitization requirement has been reached. Once the targeted reserve requirement is satisfied, additional excess cash flows generated by the Trusts are released to SCUSA as distributions from the trusts. Lockbox collections are added to restricted cash and released when transferred to the appropriate warehouse line of credit or trust. Certain cash is restricted for investment only and is not available for normal operational purposes.

Note 5 — Investment Securities

The amortized cost and estimated fair value of the Company’s investment securities are as follows:

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Loss	Value
	(in thousands)
Investment securities:
U.S. Treasury and government agency securities	$44,070	$20	$—	$44,090
Debentures of FHLB, FNMA, and FHLMC	19,482	518	—	20,000
Corporate debt securities	2,070,255	16,249	(36,984)	2,049,520
Asset-backed securities	2,639,397	8,191	(7,298)	2,640,290
State and municipal securities	1,735,465	53,013	(3,700)	1,784,778
Mortgage-backed securities:
U.S. government agencies	3,904,933	50,049	(4,022)	3,950,960
FHLMC and FNMA debt securities	5,012,584	77,822	(1,760)	5,088,646
Non-agency securities	290	2	—	292

Total investment securities available-for-sale	$15,426,476	$205,864	$(53,764)	$15,578,576

	September 30,	September 30,	September 30,	September 30,
	December 31, 2010
	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Loss	Value
	(in thousands)
Investment securities:
U.S. Treasury and government agency securities	$12,997	$—	$—	$12,997
Debentures of FHLB, FNMA, and FHLMC	24,291	708	—	24,999
Corporate debt securities	2,148,919	66,924	(13,056)	2,202,787
Asset-backed securities	3,097,959	37,849	(11,205)	3,124,603
State and municipal securities	2,000,974	1,609	(120,303)	1,882,280
Mortgage-backed securities:
U.S. government agencies	364,331	75	(10)	364,396
FHLMC and FNMA debt securities	4,254,734	51,473	(7,204)	4,299,003
Non-agency securities	1,607,514	260	(146,991)	1,460,783

Total investment securities available-for-sale	$13,511,719	$158,898	$(298,769)	$13,371,848

Investment securities with an estimated fair value of $3.6 billion and $5.7 billion were pledged as collateral for borrowings, standby letters of credit, interest rate agreements and public deposits at December 31, 2011 and 2010.

At December 31, 2011 and 2010, there was $72.4 million and $82.9 million of investment securities accrued interest.

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 — Investment Securities (continued)

The state and municipal bond portfolio consists of primarily general obligation bonds of states, cities, counties and school districts. The portfolio has a weighted average underlying credit risk rating of AA. These bonds are insured with various companies and as such, carry additional credit protection. The largest geographic concentrations of the state and local municipal bonds are in California, which represented 23% of the total portfolio. No other state had more than 20% of the total portfolio.

Contractual maturities and yields of the Company’s investment securities available-for-sale at December 31, 2011 are as follows (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Due Within One Year	Due After 1 Within 5 Yrs	Due After 5 Within 10 Yrs	Due After 10 Years/No Maturity	Total(1)	Weighted Average Yield (2)
U.S. Treasury and government agency	$44,090	$—	$—	$—	$44,090	0.15%
Debentures of FHLB, FNMA and FHLMC	—	20,000	—	—	20,000	5.66%
Corporate debt securities	245,762	1,629,012	174,746	—	2,049,520	2.80%
Asset backed securities	196,705	1,302,923	417,244	723,418	2,640,290	1.40%
State and municipal securities	360	10	20,673	1,763,735	1,784,778	4.25%
Mortgage-backed securities:
U.S. government agencies	—	—	4,186	3,946,774	3,950,960	1.99%
FHLMC and FNMA securities	—	14,706	129,457	4,944,483	5,088,646	2.20%
Non-agencies	—	17	275	—	292	4.48%

Total fair value	$486,917	$2,966,668	$746,581	$11,378,410	$15,578,576	2.34%

Weighted average yield	1.86%	2.02%	2.69%	2.42%	2.34%
Total amortized cost	$487,079	$2,970,413	$755,400	$11,213,584	$15,426,476

(1)	The maturities above do not represent the effective duration of the Company’s portfolio since the amounts above are based on contractual maturities and do not contemplate anticipated prepayments, with the exception of the securities identified in note (2) below.

(2)	Yields on tax-exempt securities are calculated on a tax equivalent basis and are based on an effective tax rate of 35%.

The following table discloses the age of gross unrealized losses in the portfolio as of December 31, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	AT DECEMBER 31, 2011
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in thousands)

U.S. Treasury and government agency securities	$13,099	$—	$—	$—	$13,099	$—
Corporate debt securities	1,129,751	(23,499)	108,931	(13,485)	1,238,682	(36,984)
Asset-backed securities	602,183	(2,754)	219,016	(4,544)	821,199	(7,298)
State and municipal securities	26,910	(204)	191,597	(3,496)	218,507	(3,700)
Mortgage-backed securities:
U.S. government agencies	856,687	(4,022)	—	—	856,687	(4,022)
FHLMC and FNMA securities	590,740	(1,667)	6,847	(93)	597,587	(1,760)

Total investment securities	$3,219,370	$(32,146)	$526,391	$(21,618)	$3,745,761	$(53,764)

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 — Investment Securities (continued)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	AT DECEMBER 31, 2010
	Less than 12 months		12 months or longer		Total
		Unrealized		Unrealized		Unrealized
	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
	(in thousands)
Corporate debt securities	535,892	(12,356)	9,426	(700)	545,318	(13,056)
Asset-backed securities	660,683	(4,498)	96,005	(6,707)	756,688	(11,205)
State and municipal securities	1,420,899	(83,641)	245,067	(36,662)	1,665,966	(120,303)
Mortgage-backed securities:
U.S. government agencies	5,380	(10)	—	—	5,380	(10)
FHLMC and FNMA securities	947,311	(7,078)	13,537	(126)	960,848	(7,204)
Non-agencies	62,744	(3,879)	1,358,715	(143,112)	1,421,459	(146,991)

Total investment securities	$3,632,909	$(111,462)	$1,722,750	$(187,307)	$5,355,659	$(298,769)

On November 16, 2011, the Company sold the majority of its non-agency mortgage backed securities portfolio resulting in the recognition of $103.3 million in realized losses. Prior to the sale, the Company held investments in these non-agency mortgage backed securities with an ending book value of $613.3 million for which the Company did not expect to collect the entire scheduled principal. At December 31, 2010, the book value of this class of investments securities was $874.3 million. The Company used the specific identification method to determine the cost of the securities sold and the loss recognized. The sale was the result of management’s strategic decision in the fourth quarter of 2011 to exit certain asset classes in light of changing capital and liquidity requirements expected. In addition, economic conditions have significantly impacted the fair value of certain non-agency mortgage backed securities. The Company is continuously evaluating its investment strategies in light of changes in the regulatory environment that could have an impact on capital and liquidity. Based on this evaluation, it is reasonably possible the Company may elect to pursue other strategies relative to the remaining investment securities portfolio.

The following table displays changes in credit losses for debt securities recognized in earnings for the year ended December 31, 2011 and 2010, and expected to be recognized in earnings over the remaining life of the securities.

	September 30,	September 30,	September 30,
	YEAR ENDED DECEMBER 31,
	2011	2010	2009
	(in thousands)

Cumulative credit loss recognized on non-agency securities at the beginning of the period	$210,919	$206,156	$62,834
Cumulative reduction as of the beginning of the period for accretion into interest income for the expected increase in cash flow on certain non-agency securities	(9,631)	—	—
Current period accretion into interest income for the expected increase in cash flow on certain non-agency securities	(8,375)	(9,631)	—
Additions for amount related to credit loss for which an other-than-temporary-impairment was not previously recognized	325	4,763	143,322
Reductions for securities sold during the period	(193,238)	—	—

Net cumulative credit loss recognized on non-agency securities as of the end of the period	—	201,288	206,156
Reductions for increases in cash flows expected to be collected and recognized over the remaining life of security	—	(70,762)	—

Projected ending balance of the amount related to credit losses on debt securities at the end of the period for which a portion of an other-than-temporary impairment was recognized in other comprehensive income	$—	$130,525	$206,156

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 5 — Investment Securities (continued)

Based upon the analysis performed above, the Company recognized other-than-temporary impairment losses of $0.3 million and $4.8 million in earnings during the year ended December 31, 2011 and 2010, respectively. Excluding the securities above, management has concluded that the unrealized losses on the remaining investment securities (which totaled 120 individual securities) are temporary in nature since (1) they are not related to the underlying credit quality of the issuers, (2) the principal and interest on these securities are from investment grade issuers, (3) the Company does not intend to sell these investments, and (4) it is more likely than not that the Company will not be required to sell the investments before recovery of the amortized cost basis, which may be maturity.

Management evaluates all securities for other-than-temporary impairment on at least a quarterly basis. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value and (4) the ability to collect the future expected cash flow. Key assumptions utilized to forecast expected cash flows include loss severity, expected cumulative loss percentage, cumulative loss percentage to date, weighted average FICO and weighted average LTV.

Proceeds from sales of investment securities and the realized gross gains and losses from those sales are as follows:

	September 30,	September 30,	September 30,
	YEAR ENDED DECEMBER 31,
	2011	2010	2009
	(in thousands)
Proceeds from sales	$6,892,337	$5,075,900	$2,673,370

Gross realized gains	178,364	192,161	23,176
Gross realized losses	(103,442)	(965)	(827)

Net realized gains	$74,922	$191,196	$22,349

During 2010, the Company sold its Visa Inc. Class B common shares for proceeds of $19.5 million, resulting in a pre-tax gain of $14.0 million. As part of this transaction, the Company entered into a total return swap in which the Company will make or receive payments based on subsequent changes in the conversion rate of the Class B shares into Class A shares. The swap terminates on the later of the third anniversary of Visa’s IPO or the date on which certain pre-specified litigation is finally settled. As a result of the sale of Class B shares and entering into the swap contract, the Company recognized a free standing derivative liability with an initial fair value of $5.5 million. The sale of the Class B shares, recognition of the derivative liability and reversal of the net litigation reserve liability resulted in a pre-tax benefit of $14.0 million ($9.6 million after-tax) recognized by the Company in 2010.

Nontaxable interest and dividend income earned on investment securities was $67.0 million, $78.5 million and $81.5 million for years ended December 31, 2011, 2010 and 2009, respectively. Tax expenses related to net realized gains and losses from sales of investment securities for the years ended 2011, 2010 and 2009 were $29.4 million, $69.6 million and $8.1 million, respectively.

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 — Loans

The following table presents the composition of the loans held for investment portfolio by type of loan and by fixed and variable rates at the dates indicated:

	September 30,	September 30,
	AT DECEMBER 31,
	2011	2010
	(in thousands)
Commercial real estate loans	$10,553,174	$11,311,167
Commercial and industrial loans	11,084,292	9,931,143
Multi-family loans	7,100,620	6,746,558
Other	1,151,107	1,170,044

Total commercial loans held for investment	29,889,193	29,158,912

Residential mortgages	11,285,550	11,029,650
Home equity loans and lines of credit	6,868,939	7,005,539

Total consumer loans secured by real estate	18,154,489	18,035,189

Auto loans	958,345	16,714,124
Other	2,305,353	1,109,659

Total consumer loans held for investment	21,418,187	35,858,972

Total loans held for investment (1)	$51,307,380	$65,017,884

Total loans held for investment with:
Fixed rate	$26,280,371	$41,405,419
Variable rate	25,027,009	23,612,465

Total loans held for investment(1)	$51,307,380	$65,017,884

(1)	Total loans held for investment includes deferred loan origination costs, net of deferred loan fees and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net increase in loan balances of $106.0 million and a net decrease of $920.7 million at December 31, 2011 and 2010, respectively.

Loans pledged as collateral for borrowings totaled $32.5 billion and $47.7 billion at December 31, 2011 and 2010, respectively.

At December 31, 2011 and 2010, there was $136.6 million and $323.7 million of loan accrued interest.

The entire loans held for sale portfolio at December 31, 2011 and 2010 consists of fixed rate residential mortgages. The balance at December 31, 2011 was $352.5 million compared to $150.1 million at December 31, 2010.

On January 5, 2011, the Bank purchased $1.7 billion of marine and recreational vehicle loans. On June 30, 2011, the Bank purchased a $181.9 million credit card receivable portfolio. On September 12, 2011, the Bank purchased $393.4 million of marine and recreational vehicle loans.

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 — Loans (continued)

The following table presents the activity in the allowance for credit losses for the periods indicated:

	September 30,	September 30,	September 30,
	YEAR ENDED DECEMBER 31,
	2011	2010	2009
	(in thousands)
Allowance for loan losses balance, beginning of period	$2,197,450	$1,818,224	$1,102,753
Allowance established in connection with reconsolidation of previously unconsolidated securitized assets	—	5,991	—
Acquired allowance for loan losses due to SCUSA contribution from Santander	—	—	347,302
Allowance change due to SCUSA Transaction	(1,208,474)	—	—
Provision for loan losses (1)	1,364,087	1,585,545	1,790,559
Charge-offs:
Commercial	545,028	650,888	518,468
Consumer secured by real estate	250,992	108,253	110,732
Consumer not secured by real estate	818,017	753,016	1,121,338

Total charge-offs	1,614,037	1,512,157	1,750,538
Recoveries:
Commercial	42,059	54,768	11,288
Consumer secured by real estate	8,419	2,297	12,283
Consumer not secured by real estate	293,988	242,782	304,577

Total recoveries	344,466	299,847	328,148

Charge-offs, net of recoveries	1,269,571	1,212,310	1,422,390

Allowance for loan losses balance, end of period	1,083,492	2,197,450	1,818,224

Reserve for unfunded lending commitments, beginning of period	300,621	259,140	65,162
Provision for unfunded lending commitments (1)	(44,136)	41,481	193,978

Reserve for unfunded lending commitments, end of period	256,485	300,621	259,140

Total allowance for credit losses	$1,339,977	$2,498,071	$2,077,364

(1)	SHUSA defines the provision for credit losses on the consolidated statement of operations as the sum of the total provision for loan losses and provision for unfunded lending commitment.

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 — Loans (continued)

The following table presents the composition of non-performing assets at the dates indicated:

	September 30,	September 30,
	AT DECEMBER 31,
	2011	2010
	(in thousands)
Non-accrual loans:
Commercial:
Commercial real estate	$459,692	$653,221
Commercial and industrial	213,617	528,333
Multi-family	126,738	224,728

Total commercial loans	800,047	1,406,282
Consumer:
Residential mortgages	438,461	602,027
Consumer loans secured by real estate	108,075	125,310
Consumer not secured by real estate	12,883	592,650

Total consumer loans	559,419	1,319,987

Total non-accrual loans	1,359,466	2,726,269

Other real estate owned	103,026	143,149
Other repossessed assets	5,671	79,854

Total other real estate owned and other repossessed assets	108,697	223,003

Total non-performing assets	$1,468,163	$2,949,272

. Impaired loans are summarized as follows:

	September 30,	September 30,
	AT DECEMBER 31,
	2011	2010
	(in thousands)
Impaired loans with a related allowance	$1,118,591	$1,836,993
Impaired loans without a related allowance	269,677	299,501

Total impaired loans	$1,388,268	$2,136,494

Allowance for loan losses reserved for impaired loans	$252,556	$417,873

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 — Loans (continued)

Prior to December 31, 2011, the Company, through the SCUSA subsidiary, acquired certain auto loans at a substantial discount from par from manufacturer-franchised dealers or other companies engaged in non-prime lending activities. Part of this discount is attributable to the expectation that not all contractual cash flows will be received from the borrowers. These loans are accounted for under the Receivable topic of the FASB Accounting Standards Codification (Section 310-30) “Loans and Debt Securities Acquired with Deteriorated Credit Quality”. The excess of cash flows expected over the estimated fair value at acquisition is referred to as the accretable yield and is recognized in interest income over the remaining life of the loans using the constant effective yield method. The difference between contractually required payments and the undiscounted cash flows expected to be collected at acquisition is referred to as the nonaccretable difference.

Changes in the actual or expected cash flows of purchased impaired loans from the date of acquisition will either impact the accretable yield or result in an impairment charge to the provision for credit losses in the period in which the changes are deemed probable. Subsequent decreases to the net present value of expected cash flows will generally result in an impairment charge to the provision for credit losses, resulting in an increase to the Allowance for Loan Losses (“ALLL”), and a reclassification from accretable yield to nonaccretable difference. Subsequent increases in the net present value of cash flows will result in a recovery of any previously recorded provision, to the extent applicable, and a reclassification from nonaccretable difference to accretable yield, which is recognized prospectively over the remaining lives of the loans. Prepayments are treated as a reduction of cash flows expected to be collected and a reduction of projections of contractual cash flows such that the nonaccretable difference is not affected. Accordingly, for decreases in cash flows expected to be collected resulting from prepayments, the effect will be to reduce the yield prospectively.

A rollforward of SHUSA’s consolidation of SCUSA’s nonaccretable and accretable yield on loans accounted for under Section 310-30 is shown below for the year ended December 31, 2011 and 2010 (amounts in thousands):

	September 30,	September 30,	September 30,	September 30,
	Contractual Receivable Amount	Nonaccretable Yield	Accretable Premium/(Yield)	Carrying Amount(1)
Balance at January 1, 2011	$9,147,004	$(966,463)	$210,459	$8,391,000
Additions (loans acquired during the period)	4,082,745	(396,463)	139,599	3,825,881
Principal reductions	(3,965,789)	—	—	(3,965,789)
Charge-offs, net	(573,788)	573,788	—	—
Accretion of loan discount	—	—	(189,341)	(189,341)
Transfers between nonaccretable and accretable yield	—	(14,092)	14,092	—
Settlement adjustments	10,288	(2,279)	(263)	7,746
Reduction due to SCUSA Transaction	(8,700,460)	805,509	(174,546)	(8,069,497)

Balance at December 31, 2011	$—	$—	$—	$—

	September 30,	September 30,	September 30,	September 30,
	Contractual Receivable Amount	Nonaccretable Yield	Accretable (Yield)/Premium	Carrying Amount
Balance at January 1, 2010	$2,042,594	$(225,949)	$(35,207)	$1,781,438
Additions (loans acquired during the period)	9,469,913	(989,010)	291,309	8,772,212
Principal reductions	(2,088,158)	—	—	(2,088,158)
Charge-offs, net	(277,345)	277,345	—	—
Accretion of loan discount	—	—	(74,492)	(74,492)
Transfers between nonaccretable and accretable yield	—	(28,849)	28,849	—

Balance at December 31, 2010	$9,147,004	$(966,463)	$210,459	$8,391,000

(1)	Carrying amount includes principal and accrued interest

There is no ending balance in the nonaccretable and accretable yield as of December 31, 2011 as SCUSA is not consolidated as of December 31, 2011. See further discussion in Note 3.

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 — Loans (continued)

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

In disaggregating its financing receivables portfolio, the Company’s methodology starts with the commercial and consumer segments. The commercial segmentation reflects line of business distinctions. “Corporate Banking” includes the majority of commercial and industrial loans as well as related owner-occupied real estate. “Middle Market CRE” represents the portfolio of specialized lending for investment real estate. “Continuing care retirement communities” (“CCRC”) is the portfolio of financing for continuing care retirement communities. “Santander Real Estate Capital” (“SREC”) is the real estate portfolio of the specialized lending group in Brooklyn, NY. “Remaining Commercial” represents principally the Commercial Equipment and Vehicle Funding business (“CEVF”).

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

The activity in the allowance for loan losses for the years ended December 31, 2011 and 2010 was as follows (in thousands):

	September 30,	September 30,	September 30,	September 30,
2011	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Allowance for loan losses balance, beginning of period	$905,786	$1,275,982	$15,682	$2,197,450
Allowance released due to SCUSA Transaction	—	(1,208,474)	—	(1,208.474)
Provision for loan losses	364,048	991,910	8,129	1,364,087
Charge-offs	(545,028)	(1,069,009)	—	(1,614,037)
Recoveries	42,059	302,407	—	344,466

Charge-offs, net of recoveries	(502,969)	(766,602)	—	(1,269,571)

Allowance for loan losses balance, end of period	$766,865	$292,816	$23,811	$1,083,492

Ending balance, individually evaluated for impairment	$217,865	$34,691	$—	$252,556
Ending balance, collectively evaluated for impairment	549,000	258,125	23,811	830,936

Financing receivables:
Ending balance	$29,889,193	$21,770,658	$—	$51,659,851
Ending balance, evaluated at fair value	—	352,471	—	352,471
Ending balance, individually evaluated for impairment	836,580	494,431	—	1,331,011
Ending balance, collectively evaluated for impairment	29,052,613	20,923,756	—	49,976,369
Purchased impaired loans	—	—	—	—

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 — Loans (continued)

	September 30,	September 30,	September 30,	September 30,
2010	Commercial	Consumer	Unallocated	Total
Allowance for loan losses:
Allowance for loan losses balance, beginning of period	$989,192	$824,529	$4,503	$1,818,224
Allowance established in connection with reconsolidation of previously unconsolidated securitized assets	5,991	—	—	5,991
Provision for loan losses	506,723	1,067,643	11,179	1,585,545
Charge-offs	(650,888)	(861,269)	—	(1,512,157)
Recoveries	54,768	245,079	—	299,847

Charge-offs, net of recoveries	(596,120)	(616,190)	—	(1,212,310)

Allowance for loan losses balance, end of period	$905,786	$1,275,982	$15,682	$2,197,450

Ending balance, individually evaluated for impairment	$280,219	$137,654	$—	$417,873
Ending balance, collectively evaluated for impairment	625,567	1,016,410	—	1,641,977
Purchased impaired loans	—	137,600	—	137,600

Financing receivables:
Ending balance	$29,158,912	$36,009,035	$—	$65,167,947
Ending balance, individually evaluated for impairment	1,183,563	949,156	—	2,132,719
Ending balance, collectively evaluated for impairment	27,975,349	26,668,879	—	54,644,228
Purchased impaired loans	—	8,391,000	—	8,391,000

Non-accrual loans disaggregated by class of financing receivables are summarized as follows:

	September 30,	September 30,
	AT DECEMBER 31,
	2011	2010
	(in thousands)
Non-accrual loans:
Commercial:
Corporate banking	$304,309	$653,943
Middle market commercial real estate	167,446	379,898
Continuing care retirement communities	198,131	126,704
Santander real estate capital	127,537	203,802
Remaining commercial	2,624	41,935

Total commercial loans	800,047	1,406,282
Consumer:
Home mortgages	438,461	602,027
Self-originated home equity	64,481	63,686
Indirect auto	3,062	563,002
Indirect purchased	2,005	—
Remaining consumer	51,410	91,272

Total consumer loans	559,419	1,319,987

Total non-accrual loans	$1,359,466	$2,726,269

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 — Loans (continued)

Delinquencies disaggregated by class of financing receivables are summarized as follows:

	Septe	Septe	Septe	Septe	Septe	Septe	Septe
December 31, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables(1)	Recorded Investment >90 Days and Accruing
	(in thousands)
Commercial:
Corporate banking	$38,347	$36,498	$180,017	$254,862	$14,989,498	$15,244,360	$1,211
Middle market commercial real estate	14,862	16,508	79,160	110,530	3,743,790	3,854,320	—
Continuing care retirement communities	4,632	2,812	6,491	13,935	216,010	229,945	—
Santander real estate capital	8,383	24,214	89,885	122,482	9,175,480	9,297,962	—
Remaining commercial	2,568	13,765	132,741	149,074	1,113,532	1,262,606	—
Consumer:
Home mortgages	224,957	110,007	438,461	773,425	10,863,152	11,636,577	—
Self-originated home equity	22,026	13,272	64,482	99,780	6,404,702	6,504,482	—
Indirect auto	43,386	10,624	3,062	57,072	704,518	761,590	—
Indirect purchased	11,101	4,683	2,005	17,789	1,814,509	1,832,298	—
Credit cards	1,867	1,491	3,697	7,055	180,940	187,995	3,697
Remaining consumer	26,879	12,881	51,410	91,170	756,546	847,716	—

Total	$399,008	$246,755	$1,051,411	$1,697,174	$49,962,677	$51,659,851	$4,908

	Septe	Septe	Septe	Septe	Septe	Septe	Septe
December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables(1)	Recorded Investment >90 Days and Accruing
	(in thousands)
Commercial:
Corporate banking	$83,039	$51,675	$425,824	$560,538	$14,192,156	$14,752,694	$—
Middle market commercial real estate	37,619	24,980	187,393	249,992	3,530,116	3,780,108	169
Continuing care retirement communities	13,300	—	107,579	120,879	460,168	581,047	—
Santander real estate capital	119,795	27,819	161,583	309,197	8,881,740	9,190,937	—
Remaining commercial	5,491	32,982	8,312	46,785	807,341	854,126	—
Consumer:
Home mortgages	238,829	106,756	602,027	947,612	10,230,512	11,178,124	—
Self-originated home equity	18,540	12,774	63,686	95,000	6,461,605	6,556,605	—
Indirect auto	1,455,595	412,774	140,238	2,008,607	14,762,568	16,771,175	—
Remaining consumer	52,751	26,116	71,492	150,359	1,352,772	1,503,131	—

Total	$2,024,959	$695,876	$1,768,134	$4,488,969	$60,678,978	$65,167,947	$169

(1)	Financing Receivables includes loans held for sale.

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 — Loans (continued)

Impaired loans disaggregated by class of financing receivables are summarized as follows:

	September 30,	September 30,	September 30,	September 30,
December 31, 2011	Recorded Investment	Unpaid Principal Balance	Related Specific Reserves	Average Recorded Investment
	(in thousands)
With no related allowance recorded:
Commercial:
Corporate banking	$42,639	$55,673	$—	$88,397
Middle market commercial real estate	82,104	102,788	—	72,053
Continuing care retirement communities	46,897	63,210	—	23,940
Santander real estate capital	23,723	24,731	—	29,164
Remaining commercial	17,057	17,057	—	8,529
Consumer:
Home mortgages	—	—	—	33,879
Self-originated home equity	38,322	38,699	—	19,161
Remaining consumer	18,935	19,684	—	9,468
With an allowance recorded:
Commercial:
Corporate banking	203,430	260,620	100,551	195,363
Middle market commercial real estate	132,115	169,361	27,473	194,877
Continuing care retirement communities	169,554	270,470	60,632	136,819
Santander real estate capital	117,103	125,114	28,494	106,843
Remaining commercial	1,958	2,553	715	13,978
Consumer:
Home mortgages	494,431	507,898	34,691	519,754
Indirect auto	—	—	—	101,222

Total:
Commercial	$836,580	$1,091,577	$217,865	$869,963
Consumer	551,688	566,281	34,691	683,484

Total	$1,388,268	$1,657,858	$252,556	$1,553,447

The Company recognized interest income of $ 17.6 million on approximately $527.6 million of TDRs that were returned to performing status as of December 31, 2011.

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 — Loans (continued)

	September 30,	September 30,	September 30,
December 31, 2010	Recorded Investment	Unpaid Principal Balance	Related Specific Reserves
	(in thousands)
With no related allowance recorded:
Commercial:
Corporate banking	$134,154	$134,154	$—
Middle market commercial real estate	62,002	62,002	—
Continuing care retirement communities	983	983	—
Santander real estate capital	34,605	34,605	—
Remaining commercial	—	—	—
Consumer:
Home mortgages	67,757	67,757	—
With an allowance recorded:
Commercial:
Corporate banking	187,296	345,322	158,026
Middle market commercial real estate	257,639	317,378	59,739
Continuing care retirement communities	104,084	125,720	21,636
Santander real estate capital	96,583	123,581	26,998
Remaining commercial	25,998	39,818	13,820
Consumer:
Home mortgages	545,077	678,956	133,879
Indirect auto	202,443	206,218	3,775

Total:
Commercial	$903,344	$1,183,563	$280,219
Consumer	815,277	952,931	137,654

Total	$1,718,621	$2,136,494	$417,873

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

SUBSTANDARD. Asset is inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. Well-defined weakness or weaknesses that jeopardize the liquidation of the debt. Characterized by distinct possibility that the Bank will sustain some loss if deficiencies are not corrected.

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

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 — Loans (continued)

Regulatory classifications by class of financing receivables are summarized as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
December 31, 2011	Corporate banking	Middle market commercial real estate	Continuing care retirement communities	Santander real estate capital	Remaining commercial	Total
	(in thousands)
Regulatory Rating:
Pass	$13,907,745	$2,625,160	$186,914	$8,750,869	$921,325	$26,392,013
Special Mention	531,205	639,258	29,480	284,757	38,293	1,522,993
Substandard	690,303	485,994	10,460	228,210	104,802	1,519,769
Doubtful	115,107	103,908	3,091	34,126	198,186	454,418

Total commercial loans	$15,244,360	$3,854,320	$229,945	$9,297,962	$1,262,606	$29,889,193

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
December 31, 2010	Corporate banking	Middle market commercial real estate	Continuing care retirement communities	Santander real estate capital	Remaining commercial	Total
	(in thousands)
Regulatory Rating:
Pass	$12,709,769	$2,306,926	$307,890	$8,482,219	$765,492	$24,572,296
Special Mention	796,484	652,330	55,886	320,727	12,488	1,837,915
Substandard	1,043,379	632,901	90,567	312,130	74,629	2,153,606
Doubtful	201,248	187,951	126,704	75,861	1,517	593,281
Loss	1,814	—	—	—	—	1,814

Total commercial loans	$14,752,694	$3,780,108	$581,047	$9,190,937	$854,126	$29,158,912

Consumer credit quality disaggregated by class of financing receivables is summarized as follows:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
December 31, 2011	Home mortgages	Self-originated home equity	Indirect auto	Indirect purchased	Credit cards	Remaining consumer	Total (1)
	(in thousands)
Performing	$11,198,116	$6,440,001	$758,528	$1,830,293	$187,995	$796,306	$21,211,239
Nonperforming	438,461	64,481	3,062	2,005	—	51,410	559,419

Total consumer loans	$11,636,577	$6,504,482	$761,590	$1,832,298	$187,995	$847,716	$21,770,658

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
December 31, 2010	Home mortgages	Self-originated home equity	Indirect auto	Indirect purchased	Credit cards	Remaining consumer	Total (1)
	(in thousands)
Performing	$10,576,097	$6,492,919	$15,931,345	$—	$—	$1,688,687	$34,689,048
Nonperforming	602,027	63,686	563,002	—	—	91,272	1,319,987

Total consumer loans	$11,178,124	$6,556,605	$16,494,347	$—	$—	$1,779,959	$36,009,035

(1)	Financing Receivables includes loans held for sale.

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 — Loans (continued)

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

The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

	September 30,	September 30,
	December 31,	December 31,
	2011	2010
	(in thousands)

Performing	$527,646	$456,044
Non-performing	217,255	245,114

Total	$744,901	$701,158

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

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 — Loans (continued)

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

The following tables detail the activity of TDRs for the twelve-month period ended December 31, 2011 (dollars in thousands):

	September 30,	September 30,	September 30,
	Twelve-month period ended December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment (1)	Post-Modification Outstanding Recorded Investment (2)
Commercial:
Middle market commercial real estate	3	$43,503	$43,518
Continuing care retirement communities	3	55,204	56,061
Santander real estate capital	2	11,415	11,104
Remaining commercial	10	22,303	22,910
Consumer:
Home mortgages	616	170,083	173,045
Self-originated home equity	199	18,316	18,816
Indirect purchased	1	167	168
Remaining consumer	2	118	121

Total	836	$321,109	$325,743

(1)	Pre-Modification Outstanding Recorded Investment amount is the month-end balance prior to the month the modification occurred.

(2)	Post-Modification Outstanding Recorded Investment amount is the month-end balance for the month that the modification occurred. Financial effects impacting the recorded investment included principal payments or advances, charge-offs and capitalized interest, escrow arrearages and fees.

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 6 — Loans (continued)

The following table details TDRs that were modified during the past twelve-month period and have subsequently defaulted during the twelve-month periods ended December 31, 2011 (dollars in thousands):

	September 30,	September 30,
	Twelve-month period ended December 31, 2011
	Number of Contracts	Recorded Investment (1)
Consumer:
Home mortgages	3	$1,546

Total	3	$1,546

(1)	The recorded investment represents the period-end balance as of December 31, 2011

Note 7 — Premises and Equipment

A summary of premises and equipment, less accumulated depreciation and amortization, follows:

	September 30,	September 30,
	AT DECEMBER 31,
	2011	2010
	(in thousands)
Land	$56,788	$57,101
Office buildings	197,912	203,447
Furniture, fixtures, and equipment	195,591	249,639
Leasehold improvements	312,761	310,680
Computer Software	382,582	217,573
Automobiles and other	1,998	2,739

Total premise and equipment	1,147,632	1,041,179
Less accumulated depreciation	(478,489)	(445,228)

Total premises and equipment, net	$669,143	$595,951

Included in occupancy and equipment expense for 2011, 2010 and 2009 was depreciation expense of $91.0 million, $73.6 million and $87.9 million, respectively.

Note 8 — Equity Method Investments and Variable Interest Entities

Investments in unconsolidated entities as of December 31, 2011 and 2010 include the following:

	September 30,	September 30,	September 30,
	Ownership	December 31,	December 31,
	Interest	2011	2010
		(in thousands)

Santander Consumer, USA (“SCUSA”)	65.0%	$2,650,651	$—
Commercial property partnerships	17.0 – 33.3%	9,681	—
Community reinvestment projects	2.0 – 99.9%	156,462	117,516
Other	various	67,214	67,841

Total		$2,884,008	$185,357

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8 — Equity Method Investments and Variable Interest Entities (continued)

Net losses related to equity method investments for 2011, 2010 and 2009 were $14.8 million, $26.6 million and $21.4 million, respectively.

Refer to Note 3 of the Notes to Consolidated Financial Statements for additional information on SCUSA.

As part of its lending activities, the Company is involved in several loan participations which involve commercial property. If the loan becomes nonperforming and is subsequently foreclosed, the financial institutions involved in the commercial property may create a partnership to run or sell the commercial property. The Company has an interest in the partnerships, but does not have controlling interest in the entities. The equity investment in the partnership is equal to the fair value of the proportion of the property that is controlled by the partnership. The fair value of the property is reviewed on a regular basis to ensure the value of the equity investment is not impaired. The fair value is determined based on property appraisals and other factors affecting the properties.

Community reinvestment projects are investments into partnerships that are involved in construction and development of low-income housing (“LIH”) and new market investments (“NMTC”). The Company has a significant interest in the partnerships, but does not have a controlling interest in the entities. See further discussion below.

Other equity investments primarily consist of small investments in capital trusts, a commercial real estate finance company and other joint ventures where the Company has an interest in the partnerships, but does not have a controlling interest.

Below is the summarized financial information for significant equity investments presented as a stand-alone entity. Currently, the Company only considers its investment in SCUSA to be a significant equity investment. The Company’s Consolidated Balance Sheet as of December 31, 2010 includes the financial position of SCUSA.

	September 30,	September 30,
	December 31,	December 31,
	2011	2010
	(in thousands)

Cash and amounts due from depository institutions	$54,409	$59,001
Investments securities	188,299	313,537
Net loans held for investment	16,715,703	15,032,046
Other assets	2,443,733	1,368,437

Total assets	$19,402,144	$16,773,021

Total liabilities	$17,165,459	$16,005,404
Stockholders’ equity attributable to SCUSA	2,216,684	767,617
Minority Interest	20,001	—

Total liabilities and stockholders’ equity	$19,402,144	$16,773,021

As of December 31, 2011 and 2010, the Company had receivables and prepaid expenses with SCUSA of $99.1 million and $473.9 million, respectively.

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8 — Equity Method Investments and Variable Interest Entities (continued)

The Company’s consolidated statement of operations for the year ended December 31, 2011 includes SCUSA’s results of operations from January 1 through December 31, 2011. The following summary of financial information of SCUSA presented below on as a stand-alone entity for the year ended December 31, 2011, 2010 and 2009, respectively:

	September 30,	September 30,	September 30,
	YEAR ENDED DECEMBER 31,
	2011	2010	2009
	(in thousands)
Interest income	$2,594,513	$2,076,578	$1,510,240
Interest expenses	418,526	316,486	235,031

Net interest income	2,175,987	1,760,092	1,275,209
Provision for credit loss	819,221	888,225	720,938
Other income	452,529	249,028	48,096
Other expenses	557,083	404,840	249,012

Income before income taxes	1,252,212	716,055	353,355
Income tax provision	464,034	277,944	143,834

Net income	$788,178	$438,111	$209,521

During the year ended December 31, 2011, 2010 and 2009, the Company recorded income of $32.4 thousand, $586.6 thousand and $0, respectively, and expenses of $39.8 million, $29.1 million and $21.2 million, respectively, related to transactions with SCUSA. The activity is primarily related to SCUSA’s servicing of certain SHUSA outstanding loan portfolios. As these transactions occurred prior to the deconsolidation of SCUSA on December 31, 2011, they have been eliminated from the consolidated statement of operations as intercompany transactions.

Variable Interest Entities

The Company, through an acquisition in 2005, acquired a 70.0% interest in a real estate title company in Pennsylvania. The real estate title company is determined to be a VIE because the holders of the equity investment at risk do not have the power through voting rights or similar rights to direct the activities of the entity that most significantly impact the entity’s economic performance. The partnership is structured with one investor being the general partner and the Company as limited partner. The Company has determined that it is not the primary beneficiary of real estate title company because it does not have the power to direct the activities of the real estate title company that most significantly impact its economic performance. The entity is recorded as an equity investment on the financial statements. The risk of loss is limited to the investment in the partnerships, which totaled $8.9 million and $4.6 million at December 31, 2011 and 2010, respectively. There are no future cash obligations.

As part of the community reinvestment initiatives, the Company invests into partnerships of construction and development of LIH and NMTC, which are determined to be VIEs because the holders of the equity investment at risk do not have the power through voting rights or similar rights to direct the activities of the entity that most significantly impact the entity’s economic performance. The partnerships are structured with the real estate developer or sponsor as the general partner and the Company as the limited partner. The Company has determined that it is not the primary beneficiary of these partnerships because it does not have the power to direct the activities of the LIH and NMTC that most significantly impact the entity’s economic performance. The entities are recorded as an equity investment on the financial statements. The risk of loss is limited to the investment in the partnerships, which totaled $156.5 million and $117.5 million at December 31, 2011 and 2010, respectively, and any future cash obligations that the Company is committed to the partnerships. Future cash obligations related to these partnerships totaled $167 thousand at December 31, 2011. The Company does not provide financial or other support to the partnerships that is not contractually required. The Company accounts for its limited partner interests in accordance with the accounting guidance for investments in affordable housing projects.

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 8 — Equity Method Investments and Variable Interest Entities (continued)

The following table set forth the total assets and liabilities, and sources of maximum exposure of non-consolidated VIEs, including significant variable interests as well as sponsored entities with a variable interest (amounts in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,		September 30,
	Carrying	Carrying	Investment	Commitments	Loans
	Amount of	Amount of	in	and	and
As of December 31, 2011	Assets(1)	Liabilities(1)	Entity	Guarantees	Investments		Total

Real estate title company	$8,901	$—	$8,901	$—	$—	$	$8,901
Low income housing partnerships	88,600	—	88,600	—	—		88,600
New market partnerships	67,802	—	67,802	167	—		67,969

Total	$165,303	$—	$165,303	$167	$—	$	$165,470

(1)

Amount represents the carrying value of the VIE’s assets and liabilities on the Company’s consolidated financial statements which are classified within Equity Method Investments on the Consolidated Balance Sheet.

Note 9 — Goodwill and Other Intangible Assets

The Company conducts its evaluation of goodwill impairment as of December 31 each year, and more frequently if events or circumstances indicate that there may be impairment. The Company completed its annual goodwill impairment test as of December 31, 2011 and determined that no impairment existed. The Company evaluates goodwill for impairment at the reporting unit level. The fair value of the reporting units is determined by using discounted cash flow and market comparability methodologies.

Goodwill is assigned to reporting units, which are operating segments or one level below an operating segment, as of the acquisition date. As of December 31, 2011, the reporting units with assigned goodwill were Retail Banking and Corporate.

The following table shows the allocation of goodwill to the operating segments for purposes of goodwill impairment testing:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Retail Banking	Specialized Business	Corporate	Global Banking and Markets	SCUSA	Total
	(in thousands)
Goodwill at December 31, 2010	$2,259,179	$—	$1,172,302	$—	$692,870	$4,124,351
Effect of SCUSA Transaction	—	—	—	—	(692,870)	(692,870)

Goodwill at December 31, 2011	$2,259,179	$—	$1,172,302	$—	$—	$3,431,481

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 9 — Goodwill and Other Intangible Assets (continued)

The following table details amounts related to the intangible assets as of December 31, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,	September 30,
	Weighted	December 31, 2011		December 31, 2010
	Average Life (years)	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
		(in thousands)
Core deposit intangibles	4.3	$79,389	$159,711	$124,352	$466,748
Purchased credit card relationships (“PCCR”)	4.5	9,636	4,568	—	—
Operating lease agreements	12.9	10,146	5,558	11,736	3,827
SCUSA trademarks	—	—	—	39,669	978
SCUSA customer relationships	—	—	—	9,197	3,203
Other	—	—	—	3,986	3,508

Total	5.2	$99,171	$169,837	$188,940	$478,264

Intangibles decreased as a result of amortization and the effects of the SCUSA Transaction (Refer to Note 3 for additional information on the SCUSA Transaction), which was offset by the recognition of a new PCCR intangible asset in the amount of $14.2 million related to the credit card portfolio acquisition in the second quarter of 2011. Accumulated amortization of core deposit intangibles decreased during the third quarter due to a fully amortized asset being removed from the books. Amortization expense on intangible assets for the years ended December 31, 2011 and 2010 was $55.5 million and $63.4 million, respectively. These amounts include amortization expense related to SCUSA. The estimated aggregate amortization expense related to intangibles for each of the five succeeding calendar years ending December 31 is (in thousands):

September 30,
YEAR	AMOUNT
2012	$37,222
2013	27,335
2014	18,177
2015	10,221
2016	2,949
Thereafter	3,267

Note 10 — Mortgage Servicing Rights

At December 31, 2011, 2010 and 2009, the Company serviced residential real estate loans for the benefit of others totaling $13.7 billion, $14.7 billion and $14.8 billion, respectively. The following table presents a summary of the activity of the asset established for the Company’s mortgage servicing rights for the years indicated (in thousands):

	September 30,	September 30,	September 30,
	YEAR ENDED DECEMBER 31,
	2011	2010	2009
Gross balance, beginning of year	$173,549	$179,643	$161,288
Residential mortgage servicing assets recognized	27,230	41,840	74,240
Amortization of residential mortgage servicing rights	(39,488)	(47,934)	(55,885)

Gross balance, end of year	161,291	173,549	179,643
Valuation allowance	(70,040)	(27,525)	(52,089)

Balance, end of year	$91,251	$146,024	$127,554

See discussion of the Company’s accounting policy for mortgage servicing rights in Note 1. The Company had net gains on the sales of residential mortgage loans and mortgage backed securities that were related to loans originated or purchased and held by the Company of $22.9 million, $35.8 million and $71.3 million in 2011, 2010 and 2009, respectively.

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 — Mortgage Servicing Rights (continued)

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

Listed below are the most significant assumptions that were utilized by the Company in its evaluation of residential mortgage servicing rights for the periods presented.

	September 30,	September 30,	September 30,
	December 31, 2011	December 31, 2010	December 31, 2009
CPR speed	24.12%	16.82%	24.44%
Escrow credit spread	1.10%	2.41%	3.17%
Discount Rate	10.01%	10.21%	10.22%

A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $5.2 million and $10.3 million respectively at December 31, 2011. A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $1.9 million and $3.9 million, respectively at December 31, 2011. These sensitivity calculations are hypothetical and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of an adverse variation in a particular assumption on the fair value of the mortgage servicing rights is calculated without changing any other assumption, while in reality changes in one factor may result in changes in another, which may either magnify or counteract the effect of the change.

A valuation allowance is established for the excess of the cost of each residential mortgage servicing asset stratum over its estimated fair value. Activity in the valuation allowance for residential mortgage servicing rights for the years indicated consisted of the following (in thousands):

	September 30,	September 30,	September 30,
	YEAR ENDED DECEMBER 31,
	2011	2010	2009

Balance, beginning of year	$27,525	$52,089	$48,815
Net change in valuation allowance for mortgage servicing rights	42,515	(24,564)	3,274

Balance, end of year	$70,040	$27,525	$52,089

The Company originates and has previously sold multi-family loans in the secondary market to Fannie Mae while retaining servicing. At December 31, 2011 and 2010, the Company serviced $9.3 billion and $11.2 billion of loans for Fannie Mae, respectively, and as a result has recorded servicing assets of $0.4 million and $3.7 thousand, respectively. The Company recorded servicing asset amortization related to the multi-family loans sold to Fannie Mae of $4.3 million and $9.4 million for the year ended December 31, 2011 and 2010, respectively. The Company recorded multi-family servicing recoveries of $4.8 million and $0.1 million for the years ended December 31, 2011 and 2010, respectively.

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 10 — Mortgage Servicing Rights (continued)

Historically, the Company originated and sold multi-family loans in the secondary market to Fannie Mae while retaining servicing. In 2009, the Company stopped selling loans to Fannie Mae. Under the terms of the multi-family sales program with Fannie Mae, the Company retained a portion of the credit risk associated with such loans. As a result of this agreement with Fannie Mae, the Company retained a 100% first loss position on each multi-family loan sold to Fannie Mae under such program until the earlier to occur of (i) the aggregate approved losses on the multi-family loans sold to Fannie Mae reaching the maximum loss exposure for the portfolio as a whole ($167.4 million as of December 31, 2011 which includes $24 million in losses yet to be approved by Fannie Mae) or (ii) until all of the loans sold to Fannie Mae under this program are fully paid off.

The Company has established a liability which represents the fair value of the retained credit exposure. This liability represents the amount that the Company estimates that it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon internal specific information and an industry-based default curve with a range of estimated losses. At December 31, 2011 and 2010, SHUSA had $135.5 million and $171.7 million of reserves classified in other liabilities related to the fair value of the retained credit exposure for loans sold to Fannie Mae under this sales program.

Mortgage servicing fee income was $51.2 million, $54.4 million and $53.9 million in 2011, 2010 and 2009, respectively. The Company had gains/(losses) on the sale of mortgage loans, multi-family loans and home equity loans of $21.0 million for the twelve-month period ended December 31, 2011, $25.7 million for the twelve-month period ended December 31, 2010 and $(112.0) million for the twelve-month period ended December 31, 2009.

Note 11 — Other Assets

The following is a detail of items that comprise other assets at December 31, 2011 and 2010.

	September 30,	September 30,
	AT DECEMBER 31,
	2011	2010
	(in thousands)
Other real estate owned	$103,026	$143,149
Other repossessed assets	5,671	79,854
Deferred tax asset	695,598	1,658,262
Prepaid expenses	452,757	604,578
Accounts receivable	688,694	416,089
Derivative assets at fair value	361,145	328,747
Miscellaneous assets	33,892	154,340

Total other assets	$2,340,783	$3,385,019

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 — Deposits

Deposits are summarized as follows (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	AT DECEMBER 31,
	2011			2010
	Amount	Percent of Total	Weighted Average Rate	Amount	Percent of Total	Weighted Average Rate

Non-interest bearing demand deposit accounts	$7,822,892	16.4%	—%	$7,141,527	16.7%	—%
Interest bearing demand deposit accounts	5,987,766	12.5	0.11	5,689,021	13.3	0.13
Money market accounts	16,630,039	34.8	0.51	14,272,645	33.5	0.66
Savings accounts	3,495,902	7.3	0.13	3,463,061	8.1	0.11
Certificates of deposit	8,454,817	17.7	1.37	7,827,485	18.4	1.25

Total retail and commercial deposits	42,391,416	88.7	0.50	38,393,739	90.0	0.53
Wholesale interest bearing demand deposit accounts	20,000	0.0	0.08	87,000	0.2	0.35
Wholesale money market accounts	607,691	1.3	0.28	—	—	—
Wholesale certificates of deposit	1,440,371	3.0	0.41	537,217	1.3	0.71

Total wholesale deposits	2,068,062	4.3	0.37	624,217	1.5	0.66
Government deposits	2,354,764	4.9	0.32	1,889,397	4.4	0.43
Customer repurchase agreements & Eurodollar deposits	983,273	2.1	0.23	1,765,940	4.1	0.27

Total deposits (1)	$47,797,515	100.0%	0.48%	$42,673,293	100.0%	0.52%

(1)	Includes foreign deposits of $0.8 billion and $1.3 billion at December 31, 2011 and 2010, respectively.

Interest expense on deposits is summarized as follows (in thousands):

	September 30,	September 30,	September 30,
	YEAR ENDED DECEMBER 31,
	2011	2010	2009

Interest bearing demand deposit accounts	$6,877	$7,979	$16,632
Money market accounts	98,760	88,375	153,961
Savings accounts	4,503	4,740	9,057
Certificates of deposit	116,787	100,000	366,116
Wholesale interest bearing demand deposit accounts	210	379	521
Wholesale money market accounts	424	228	3,383
Wholesale certificates of deposit	9,020	15,720	73,088
Total government deposits	8,185	7,355	12,244
Customer repurchase agreements & Eurodollar deposits	3,945	3,857	5,547

Total interest expense on deposits	$248,711	$228,633	$640,549

The following table sets forth the maturity of the Company’s certificates of deposit of $100,000 or more at December 31, 2011 as scheduled to mature contractually (in thousands):

September 30,
Three months or less	$1,077,646
Over three through six months	531,875
Over six through twelve months	715,415
Over twelve months	1,555,753

Total	$3,880,689

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 12 — Deposits (continued)

The following table sets forth the maturity of all of the Company’s certificates of deposit at December 31, 2011 as scheduled to mature contractually (in thousands):

September 30,
2012	$5,806,224
2013	2,359,356
2014	174,045
2015	402,326
2016	1,140,698
Thereafter	12,539

Total	$9,895,188

Deposits collateralized by investment securities, loans, and other financial instruments totaled $1.9 billion and $2.3 billion at December 31, 2011 and 2010, respectively.

Note 13 — Borrowings and Other Debt Obligations

All the Bank obligations have priority over Holding Company obligations.

The following table presents information regarding the Bank borrowings and other debt obligations at the dates indicated:

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011		December 31, 2010
	Balance	Effective Rate	Balance	Effective Rate
	(in thousands)
Sovereign Bank borrowings and other debt obligations:
Overnight federal funds purchased	$1,166,000	0.08%	$954,000	0.19%
Federal Home Loan Bank (FHLB) advances, maturing through August 2018 (1)	11,076,773	3.40	9,849,041	4.10
Securities sold under repurchase agreements(2)	1,030,300	0.38	1,389,382	0.31
Reit preferred (3)	148,966	14.08	147,530	14.20
2.75% senior notes, due January 2012 (4)	1,349,920	3.92	1,348,111	3.92
3.750% subordinated debentures, due March 2014 (5)	—	—	219,530	3.75
5.125% subordinated debentures, due March 2013 (5)	260,277	5.21	485,276	5.28
4.375% subordinated debentures, due August 2013 (5)	—	—	271,945	4.38
8.750% subordinated debentures, due May 2018 (5)	496,554	8.81	496,170	8.82

Total Sovereign Bank borrowings and other debt obligations	$15,528,790	3.30%	$15,160,985	3.78%

(1)

During 2011, the Company terminated $330.0 million of FHLB callable advances. As a consequence, the Company incurred costs of $22.8 million through loss on debt extinguishment in 2011. FHLB Advances include the off-setting effect of the value of terminated fair value hedges.

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

(3)

On August 21, 2000, SHUSA received approximately $140 million of net proceeds from the issuance of $161.8 million of 12% Series A Noncumulative Preferred Interests in Sovereign Real Estate Investment Trust (“SREIT”), a subsidiary of the Bank, that holds primarily residential real estate loans. The preferred stock was issued at a discount, and is being amortized over the life of the preferred shares using the effective yield method. The preferred shares may be redeemed at any time on or after May 16, 2020, at the option of SHUSA subject to the approval of the OCC. Under certain circumstances, the preferred shares are automatically exchangeable into preferred stock of the Bank. The offering was made exclusively to institutional investors. The proceeds of this offering were principally used to repay corporate debt.

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 — Borrowings and Other Debt Obligations (continued)

(4)

In December 2008, the Bank issued $1.4 billion in 3 year fixed rate FDIC-guaranteed senior unsecured notes under the TLG Program. The fixed rate note bears interest at a rate of 2.75% and matures on January 17, 2012.

(5)

The Bank has issued various subordinated notes. Prior to December 31, 2010, the Company received approval from the Company’s primary regulator to repurchase $271.9 million of 4.375% fixed rate/floating rate subordinated bank notes due August 1, 2013 and $219.5 million of 3.75% fixed rate/floating rate subordinated bank notes due April 1, 2014. These notes were subsequently repurchased during the first quarter of 2011. The 4.375% notes were redeemable in whole or in part as of August 1, 2008 and the 3.75% notes were redeemable in whole or in part as of April 1, 2009. In anticipation of this repurchase, the Company wrote off $5.2 million of unamortized discounts, purchase marks and deferred issuance costs through loss on debt extinguishment at December 31, 2010. During 2011, the Company made a fixed price tender offer on its 5.125% subordinated notes and accepted for purchase $234.9 million of the outstanding notes. The aggregate consideration for the notes accepted for purchase, including accrued and unpaid interest was $242.6 million. Consequently, the Company wrote-off a proportionate amount of loss on associated derivative transactions and incurred other expenses totaling $8.4 million through loss on debt extinguishment in 2011. The balance includes the off-setting effect of the value of terminated fair value hedges.

The following table presents information regarding SCUSA borrowings and other debt obligations as of December 31, 2010 (2011 amounts are not presented as SCUSA is not consolidated as of December 31, 2011. See further discussion in Note 3). Amounts are presented in thousands.

	September 30,	September 30,
	December 31, 2010
	Balance	Effective Rate

SCUSA borrowings and other debt obligations:
SCUSA Subordinated revolving credit facility, due December 2011	$100,000	2.01%
SCUSA Subordinated revolving credit facility, due December 2011	150,000	2.05
SCUSA Warehouse lines with Santander and related subsidiaries	4,148,355	1.57
SCUSA Warehouse line, due May 2011	475,825	1.62
SCUSA Warehouse line, due October 2011	209,390	5.85
SCUSA Warehouse line, due March 2012	516,000	1.71
SCUSA Warehouse line, due March 2012	—	—
SCUSA Warehouse line, due May 2012	129,600	3.40
SCUSA Warehouse line, due May 2012	—	—
SCUSA Warehouse line, due September 2012	23,660	3.11
SCUSA Warehouse line, due September 2017	1,077,475	1.96
Asset-backed notes	8,050,022	2.35
TALF loan	196,589	2.22

Total SCUSA borrowings and other debt obligations	$15,076,916	2.11%

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 — Borrowings and Other Debt Obligations (continued)

The following table presents information regarding holding company borrowings and other debt obligations at the dates indicated:

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011		December 31, 2010
	Balance	Effective Rate	Balance	Effective Rate
	(in thousands)
Holding company borrowings and other debt obligations:
Commercial paper(1)	$18,082	0.87%	$968,355	0.98%
Subordinated notes, due March 2020(2)	753,072	5.96	751,355	5.96
2.75% senior notes, due June 2012(3)	249,786	3.73	249,332	3.73
4.625% senior notes, due April 2016 (4)	496,761	4.66	—	—
Santander senior line of credit, due September 2012 (5)	—	—	250,000	0.69
Junior subordinated debentures – Capital Trust IV (6)	824,742	7.41	546,784	6.60
Junior subordinated debentures – Capital Trust V(6)	—	—	180,450	7.75
Junior subordinated debentures – Capital Trust VI (6)	252,560	7.91	291,300	7.91
Junior subordinated debentures – Capital Trust IX	154,640	2.15	154,640	2.04

Total holding company borrowings and other debt obligations	$2,749,643	5.89%	$3,392,216	4.17%

(1)

During 2010, SHUSA initiated a holding company level commercial paper issuance program, which is backed by committed lines from Santander, which at December 31, 2011 had an outstanding balance of $18.1 million and an effective rate of 0.87%. The Company is shifting away from issuing commercial paper as a form of financing and therefore, has decreased the amount of commercial paper outstanding during the year.

(2)

In March 2010, the Company issued a $750 million subordinated note to Santander, which matures in March 2020. This subordinated note bears interest at 5.75% until March 2015 and then bears interest at 6.25% until maturity. Interest is being recognized at the effective interest rate of 5.96%.

(3)	In December 2008, SHUSA issued $250 million in 3.5 year fixed rate senior unsecured notes with the FDIC-guarantee under the TLG Program at a rate of 2.50% which mature on June 15, 2012.

(4)	During April 2011, the Company issued $500.0 million in 5 year fixed rate senior unsecured notes at a rate of 4.625% which mature on April 19, 2016.

(5)

The Company has a line of credit agreement with Banco Santander with a total borrowing capacity of up to $1.5 billion maturing in September 2012. As of December 31, 2011, there was no outstanding balance on this line. During 2011, the Company terminated a $1.0 billion line with Banco Santander originally maturing in September 2011. The Company is in compliance with all covenants of the credit agreements with Santander.

(6)

On June 15, 2011, the Company redeemed Sovereign Capital Trust V at a par value of $175.0 million. As a consequence, the Company wrote off unamortized deferred issuance costs and incurred other expense totaling $4.8 million related to the redemption of the Capital Trust V through loss on debt extinguishment in 2011.

In 2011, the Company redeemed Sovereign Capital Trust VI at a par value of $35.8 million. As a consequence, the Company wrote off unamortized deferred issuance costs and incurred other expenses totaling $2.0 million related to the redemption of the Capital Trust VI through loss on debt extinguishment in 2011.

The total balance of junior subordinated debentures due to Capital Trust Entities at December 31, 2011 was $1.2 billion. Included in this balance is the Trust PIERS. On February 26, 2004, SHUSA completed the offering of $700 million of Trust PIERS, and in March 2004, the Company raised an additional $100 million of Trust PIERS under this offering. The offering was completed through Sovereign Capital Trust IV (the “Trust”), a special purpose entity established to issue the Trust PIERS. Each Trust PIERS had an issue price of $50 and represents an undivided beneficial ownership interest in the assets of the Trust, which consist of:

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

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 13 — Borrowings and Other Debt Obligations (continued)

The proceeds from the Trust PIERS of $800 million, net of transaction costs of approximately $16.3 million, were allocated pro rata between “Junior Subordinated debentures due Capital Trust Entities” in the amount of $498.3 million and “Warrants and employee stock options issued” in the amount of $285.4 million based on estimated fair values. Prior to December 31, 2011, the difference between the carrying amount of the subordinated debentures and the principal amount due at maturity was being accreted into interest expense using the effective interest method over the period to maturity of the Trust PIERS which is March 2, 2034. The effective interest rate of the subordinated debentures is 7.41% for December 31, 2011.

On December 17, 2010, The Bank of New York Mellon Trust Company, National Association (the “Trustee”) filed a complaint in the U.S. District Court for the Southern District of New York solely as the Trustee for the Trust PIERS under an Indenture dated September 1, 1999, as amended, against SHUSA. The complaint asks the Court to declare that the acquisition of the Company was a “change of control” under the Indenture and seeks damages equal to the interest that the complaint alleges should have been paid by the Company for the benefit of holders of Trust PIERS. On December 13, 2011, the Court issued its decision granting the Trustee’s motion for summary judgment and denying Sovereign’s cross-motion. The Court ruled that the term “common stock” used in the Indenture’s “change of control” provision does not include ADSs and, therefore, a Change of Control has occurred.

As a result of the December 13, 2011 decision by the Court, SHUSA recorded a reduction of pre-tax income of $344.2 million for the Trust PIERS litigation. Of the total, $70.8 million represents the liability for accrued interest at the rate of 7.410% from January 31, 2009, the date Santander completed the acquisition of 100% of the Company, to December 31, 2011. The remaining $273.4 million was recorded as a credit to liability to accrete the Trust PIERS to PAR ($50).

Please refer to Note 22 for further discussion on the Trust PIERS matter.

The following table sets forth the maturities of the Company’s borrowings and debt obligations (including the impact of expected cash flows on interest rate swaps) at December 31, 2011 (in thousands):

September 30,
2012	$6,309,981
2013	1,548,158
2014	1,257,930
2015	3,139,833
2016	1,994,297
Thereafter	4,028,234

Total	$18,278,433

Note 14 — Stockholder’s Equity

In March 2010, the Company issued 3.0 million shares of common stock to Santander which raised proceeds of $750.0 million.

In December 2010, the Company issued 3.0 million shares of common stock to Santander which raised proceeds of $750.0 million and declared a $750.0 million dividend to Santander during December 2010. This was a non-cash transaction.

In December 2011, the Company issued 3.2 million shares of common stock to Santander, which raised proceeds of $800.0 million, and declared an $800.0 million dividend to Santander. This was a non-cash transaction.

Following the acquisition of SHUSA by Santander, Santander contributed $3.3 billion to SHUSA through December 31, 2010, and Sovereign Bank’s capital has been increased by capital contributions from SHUSA of $3.7 billion through December 31, 2010.

Retained earnings at December 31, 2011 included $112.1 million in bad debt reserves, for which no deferred taxes have been provided due to the indefinite nature of the recapture provisions.

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 14 — Stockholder’s Equity (continued)

In March 2009, the Company issued to Santander, parent company of SHUSA, 72,000 shares of the Company’s Series D Non-Cumulative Perpetual Convertible Preferred Stock, without par value (the “Series D Preferred Stock”), having a liquidation amount per share equal to $25,000, for a total price of $1.8 billion. The Series D Preferred Stock pays non-cumulative dividends at a rate of 10% per year. SHUSA may not redeem the Series D Preferred Stock during the first five years. The Series D Preferred Stock is generally non-voting. Each share of Series D Preferred Stock is convertible into 100 shares of common stock, without par value, of SHUSA. SHUSA contributed the proceeds from this offering to the Bank in order to increase the Bank’s regulatory capital ratios. On July 20, 2009, Santander converted all of its investment in the Series D preferred stock of $1.8 billion into 7.2 million shares of SHUSA common stock.

On May 15, 2006, the Company issued 8,000 shares of Series C non-cumulative perpetual preferred stock and received net proceeds of $195.4 million. The perpetual preferred stock ranks senior to the common stock. The perpetual preferred stockholders are entitled to receive dividends when and if declared by the board of directors at the rate of 7.30% per annum, payable quarterly, before the board may declare or pay any dividend on the common stock. The dividends on the perpetual preferred stock are non-cumulative. The Series C preferred stock was not redeemable prior to May 15, 2011. On or after May 15, 2011, the Series C preferred stock is redeemable at par.

The Company’s debt agreements impose certain limitations on dividends, other payments and transactions. The Company is currently in compliance with these limitations.

At December 31, 2011, capital contribution from Santander includes $11.0 million of expenses paid by Santander on behalf of the Company in regards to the SCUSA Transaction. See Note 3 for further information related to this transaction.

In December 2011, the Capital Trust IV PIERS warrants were cancelled by SHUSA as a result of the Trust PIERS litigation decision. This balance was transferred from warrants to additional paid-in-capital in stockholder’s equity. See Note 22 for further discussion of the litigation.

Note 15 — Other Comprehensive Income/ (Loss)

The following table presents the components of comprehensive income/ (loss), net of related tax, for the years indicated (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income
2011	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance

Change in accumulated (losses)/gains on cash flow hedge derivative financial instruments (1)	$(66,196)	$25,514	$(40,682)
Reclassification adjustment for net gains on cash flow hedge derivative financial instruments (1)	61,311	(23,373)	37,938
SCUSA Transaction	31,703	(12,015)	19,688

Net unrealized losses on cash flow hedge derivative financial instruments	26,818	(9,874)	16,944	$(124,940)	$16,944	$(107,996)

Change in unrealized gains/(losses) on investment securities available-for-sale	231,531	(88,091)	143,440
Reclassification adjustment for net gains included in net income	74,597	(29,317)	45,280
SCUSA Transaction	(13,212)	5,020	(8,192)

Net unrealized gains/(losses) on investment securities available-for-sale	292,916	(112,388)	180,528	(92,775)	180,528	87,753

Amortization of defined benefit plans	(16,473)	6,473	(10,000)	(16,475)	(10,000)	(26,475)

Total as of December 31, 2011	$303,261	$(115,789)	$187,472	$(234,190)	$187,472	$(46,718)

(1)	Amounts exclude interest payments of $139 million and the corresponding tax effect related to cash flow hedges in 2011.

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 15 — Other Comprehensive Income/ (Loss) (continued)

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income
2010	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance

Change in accumulated losses/(gains) on cash flow hedge derivative financial instruments	$63,141	$(20,779)	$42,362
Reclassification adjustment for net gains on cash flow hedge derivative financial instruments	(14,963)	5,237	(9,726)

Net unrealized losses on cash flow hedge derivative financial instruments	48,178	(15,542)	32,636	$(157,576)	$32,636	$(124,940)

Change in unrealized gains/(losses) on investment securities available-for-sale	(68,488)	25,122	(43,366)
Reclassification adjustment for net gains included in net income	200,556	(73,566)	126,990

Net unrealized gains/(losses) on investment securities available-for-sale	132,068	(48,444)	83,624	(176,399)	83,624	(92,775)

Amortization of defined benefit plans	(916)	335	(581)	(15,894)	(581)	(16,475)

Total as of December 31, 2010	$179,330	$(63,651)	$115,679	$(349,869)	$115,679	$(234,190)

(1)	Amounts exclude interest payments of $242.4 million and the corresponding tax effect related to cash flow hedges in 2011.

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income
2009	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance

Change in accumulated losses/(gains) on cash flow hedge derivative financial instruments	$190,962	$(68,964)	$121,998
Reclassification adjustment for net gains on cash flow hedge derivative financial instruments	(31,939)	11,179	(20,760)

Net unrealized losses on cash flow hedge derivative financial instruments	159,023	(57,785)	101,238	$(258,814)	$101,238	$(157,576)

Change in unrealized gains/(losses) on investment securities available-for-sale	928,639	(341,353)	587,286
Cumulative effect of change in accounting principle	(249,668)	91,774	(157,894)
Reclassification adjustment for net gains included in net income	(157,847)	58,022	(99,825)

Net unrealized gains/(losses) on investment securities available-for-sale	521,124	(191,557)	329,567	(505,966)	329,567	(176,399)

Amortization of defined benefit plans	7,444	(2,304)	5,140	(21,034)	5,140	(15,894)

Total as of December 31, 2009	$687,591	$(251,646)	$435,945	$(785,814)	$435,945	$(349,869)

Note 16 — Derivative Instruments and Hedging Activities

See additional discussion regarding the derivative accounting policy in Note 1.

SHUSA uses derivative instruments as part of its interest rate risk management process to manage risk associated with its financial assets and liabilities, its mortgage banking activities, and to assist its commercial banking customers with their risk management strategies and for certain other market exposures. The Company also uses cross currency swaps in order to hedge foreign currency exchange risk on certain Euro denominated investments.

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 — Derivative Instruments and Hedging Activities (continued)

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

To accommodate customer needs, SHUSA enters into customer-related financial derivative transactions primarily consisting of interest rate swaps, caps, floors and foreign exchange contracts. Risk exposure from customer positions is managed through transactions with other dealers including Santander.

The Company has entered into risk participation agreements that provide for the assumption of credit and market risk by the Company for the benefit of one party in a derivative transaction upon the occurrence of an event of default by the other party to the transaction. The Company’s participation in risk participation agreements has been in conjunction with its participation in an underlying credit agreement led by another financial institution. The term of the performance guarantee will typically match the term of the underlying credit and derivative agreements, which range from 2 to 10 years for transactions outstanding as of December 31, 2011. The Company estimates the maximum undiscounted exposure on these agreements at $35.2 million and the total carrying value of liabilities associated with these commitments was $0.7 million at December 31, 2011.

Through the Company’s capital markets, mortgage-banking and prior year precious metals activities, it is subject to trading risk. The Company employs various tools to measure and manage price risk in its trading portfolios. In addition, the Board of Directors has established certain limits relative to positions and activities. The level of price risk exposure at any given point in time depends on the market environment and expectations of future price and market movements, and will vary from period to period.

The fair value of all derivative balances are recorded within Other Assets and Other Liabilities on the Consolidated Balance Sheet.

Fair Value Hedges

During 2011, SHUSA entered into cross currency swaps in order to hedge the Company’s foreign currency exchange risk on certain Euro denominated investments. SHUSA includes all components of each derivatives gain or loss in the assessment of hedge effectiveness. The earnings impact of the ineffective portion of these hedges was not material for the year-end December 31, 2011.

SHUSA has in the past entered into pay-variable, receive-fixed interest rate swaps to hedge changes in fair values of certain brokered certificate of deposits and certain debt obligations. For the year ended December 31, 2009, hedge ineffectiveness of $4.2 million was recorded in deposit insurance and other costs within other expenses associated with fair value hedges. SHUSA has $22.1 million of deferred net after tax losses on terminated derivative instruments that were hedging fair value changes. These losses will continue to be deferred in other liabilities and will be reclassified into interest expense over the remaining lives of the hedged assets and liabilities. In 2011, $12.1 million of the losses were recognized in the Consolidated Statement of Operations.

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 — Derivative Instruments and Hedging Activities (continued)

Cash Flow Hedges

SHUSA hedges exposure to changes in cash flows associated with forecasted interest payments on variable-rate liabilities through the use of pay-fixed, receive variable interest rate swaps. The last of the hedges is scheduled to expire in January 2016. SHUSA includes all components of each derivatives gain or loss in the assessment of hedge effectiveness. For the years ended December 31, 2011 and 2010, no hedge ineffectiveness was recognized in earnings associated with cash flow hedges. SHUSA has $6.6 million of deferred net losses on terminated derivative instruments that were hedging the future cash flows on certain borrowings. These losses will continue to be deferred in accumulated other comprehensive income (“AOCI”) and will be reclassified into interest expense as the future cash flows occur, unless it becomes probable that the forecasted interest payments will not occur, in which case, the losses in AOCI will be recognized immediately. In 2011, $12.7 million of the losses were recognized within Interest Expense on the Consolidated Statement of Operations. As of December 31, 2011, SHUSA expects approximately $4.0 million of the deferred net after-tax loss on derivative instruments included in accumulated other comprehensive income will be reclassified to earnings during the next 12 months.

See Note 15 for discussion of the activity related to cash flow hedges in accumulated other comprehensive income.

Other Derivative Activities

SHUSA’s derivative portfolio also includes mortgage banking interest rate lock commitments and forward sale commitments used for risk management purposes, and derivatives executed with commercial banking customers, primarily interest rate swaps and foreign exchange futures, to facilitate customer risk management strategies. Prior to 2011, the Company entered into precious metals customer forward agreements and forward sale agreements.

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

Additionally, the Bank had derivative positions with the notional amounts totaling $13.5 billion and $13.3 billion at December 31, 2011 and 2010, respectively and SCUSA had derivative positions with notional amounts totaling $1.7 billion at December 31, 2010 which were not designated to obtain hedge accounting treatment.

All derivative contracts are valued using either cash flow projection models or observable market prices. Pricing models used for valuing derivative instruments are regularly validated by testing through comparison with third parties.

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 — Derivative Instruments and Hedging Activities (continued)

Following is a summary of the derivatives designated as accounting hedges at December 31, 2011 and 2010 (in thousands):

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
				Weighted Average
	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Life (Years)
December 31, 2011
Fair value hedges:
Cross currency swaps	$33,367	$3,888	$3,346	3.93%	3.90%	4.8

Cash flow hedges:
Pay fixed—receive floating interest rate swaps	3,900,000	—	158,174	0.46%	2.68%	2.3

Total derivatives designated as accounting hedges	$3,933,367	$3,888	$161,520	0.49%	2.69	2.3

December 31, 2010
Cash flow hedges:
Pay fixed—receive floating interest rate swaps	$9,892,675	$—	$174,362	0.22%	2.38%	3.0

Summary information regarding other derivative activities at December 31, 2011 and 2010 follows:

	September 30,	September 30,	September 30,	September 30,
	Asset derivatives Fair value		Liability derivatives Fair value
	December 31, 2011	December 31, 2010	December 31, 2011	December 31, 2010
	(in thousands)
Mortgage banking derivatives:
Forward commitments to sell loans	$—	$3,488	$8,574	$—
Interest rate lock commitments	7,323	734	—	—

Total mortgage banking risk management	7,323	4,222	8,574	—
Customer related derivatives:
Swaps receive fixed	357,062	297,637	95	2,803
Swaps pay fixed	126	4,750	379,423	300,485
Other	4,161	4,905	4,014	4,841

Total customer related derivatives	361,349	307,292	383,532	308,129
Other derivative activities
Risk participations	—	—	720	—
VISA total return swap	—	—	5,460	4,081
Foreign exchange contracts	11,950	20,707	11,930	13,349
Trading	12,098	21,149	11,655	43,345

Total derivatives not designated as hedging instruments	$392,720	$353,370	$421,871	$368,904

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 16 — Derivative Instruments and Hedging Activities (continued)

The following Statements of Operations line items were impacted by SHUSA’s open derivative activity for the twelve months ended, December 31, 2011 and 2010:

Statements of Operations Effect For the Twelve-Month Period Ended
Derivative Activity	December 31, 2011	December 31, 2010
Fair value hedges:
Cross currency swaps	Increase in net interest income of $29 thousand.	No effect on income.
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Decrease in net interest income of $137.7 million.	Decrease in net interest income of $272.6 million.
Other derivative activities:
Forward commitments to sell loans	Decrease in mortgage banking revenues of $12.1 million.	Increase in mortgage banking revenues of $1.5 million.
Interest rate lock commitments	Increase in mortgage banking revenues of $6.6 million.	Increase in mortgage banking revenues of $0.4 million.
Customer related derivatives	Decrease in miscellaneous income of $21.3 million.	Decrease in miscellaneous income of $1.3 million.
Risk participations	Decrease to miscellaneous other income of $0.7 million.	No effect on income.
Total return swap associated with sale of Visa, Inc. Class B shares	Decrease in other non-interest income of $1.4 million	Decrease in other non-interest income of $4.1 million.
Foreign exchange	Decrease in commercial banking fees of $7.3 million.	Increase in commercial banking fees of $1.5 million.
Trading	Decrease to net interest income of $38.7 million.	Decrease to net interest income of $0.4 million.

Note 17 — Asset securitizations

Asset Securitizations

During 2010, the Company sold the controlling class certificates in commercial mortgage backed securitization (“CMBS”) and as such no longer has the risks and rewards of owning the subordinated certificates. Additionally, the Company no longer had the ability to decide which party should service problem loans in order to maximize cash flows of the underlying trust. As such, the Company was no longer considered the primary beneficiary of the CMBS securitization trust and as a result, deconsolidated the net assets and liabilities of this vehicle which totaled $860.5 million in 2010.

As part of previously reported mergers, the Company inherited several home equity loans securitizations. These home equity securitizations are determined to be a variable interest entities (“VIE”) because the holders of the equity investment at risk do not have any obligation to absorb credit losses on the loans within the home equity securitizations. The Company has determined that it is not the primary beneficiary of home equity securitization because it does not have any obligation to absorb credit losses on the loans within the home equity securitizations. The Company does not hold any assets or liabilities related to the home equity loans securitizations. The total principal amount of securitized home equity loans was $55.1 million and $64.0 million for the year-ended December 31, 2011 and 2010, respectively. As of December 31, 2011, the portion of principal 90 days past due was $3.1 million and net credit losses were $1.2 million. As of December 31, 2010, the portion of principal 90 days past due was $582 thousand and net credit losses were $1.5 million.

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 18 — Transaction Related, Integration Charges and Other Restructuring Costs

The Company recognized $299.1 million of amounts charged to earnings related to the transaction with Santander which closed on January 30, 2009. No further amounts were recognized in 2010 or 2011.

During 2009, the Company recorded change in control and severance charges associated with executive officers, as well as severance charges associated with multiple reductions in force of $152.2 million and charges associated with the acceleration of vesting on employees restricted stock awards of $45.0 million. In connection with the branch consolidations, the Company recorded a charge of $32.2 million related to the estimated fair value of the remaining lease contract obligations. The Bank also recorded charges of $28.5 million on the write-off of fixed assets and information technology platforms. Finally, the Company paid fees of $26.4 million to third parties in connection with the transaction of Santander in 2009.

In 2009 there were debt extinguishment charges of $68.7 million on the termination of $1.4 billion of high cost FHLB advances related to the transaction with Santander.

A rollforward of the transaction related and integration charges and other restructuring cost accruals is summarized below:

	September 30,	September 30,	September 30,
	Contract Termination	Severance	Total
	(in thousands)
Accrued at December 31, 2009	$27,805	$46,900	$74,705
Payments	(10,566)	(31,695)	(42,261)
Charges recorded in earnings	—	—	—

Accrued at December 31, 2010	$17,239	$15,205	$32,444
Payments	(4,367)	(8,905)	(13,272)
Accrual reversal	—	(6,300)	(6,300)

Accrued at December 31, 2011	$12,872	$—	$12,872

During 2011, management revised its estimate of severance costs related to the 2009 restructuring. This resulted in the Company recognizing the reversal of the accrual of $6.3 million as of December 31, 2011 which is included in the “Compensation and Benefit” line item of the consolidated statement of operations.

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19 — Income Taxes

The provision (benefit) for income taxes in the consolidated statement of operations is comprised of the following components (in thousands):

	September 30,	September 30,	September 30,
	YEAR ENDED DECEMBER 31,
	2011	2010	2009
Current:
Foreign	$80	$93	$108
Federal	269,797	287,169	160,844
State	141,056	41,775	17,436

Total current	410,933	329,037	178,388

Deferred:
Federal	453,456	(280,280)	(1,434,236)
State	43,890	(89,147)	(28,616)

Total deferred	497,346	(369,427)	(1,462,852)

Total income tax provision (benefit)	$908,279	$(40,390)	$(1,284,464)

The following is a reconciliation of the United States federal statutory rate of 35.0% to the company’s effective tax rate for each of the years indicated:

	September 30,	September 30,	September 30,
	YEAR ENDED DECEMBER 31,
	2011	2010	2009
Federal income tax at statutory rate	35.0%	35.0%	(35.0)%
Increase/(decrease) in taxes resulting from:
Valuation allowance	0.3	(37.3)	(83.2)
Tax-exempt income	(1.0)	(2.6)	(2.6)
Bank owned life insurance	(0.9)	(1.9)	0.4
State income taxes, net of federal tax benefit	5.2	2.9	0.3
Low income housing credits	(1.4)	(3.9)	(3.7)
Accelerated discount accretion	4.5	—	—
Disallowed interest deductions	—	—	6.7
Other	0.3	3.8	2.8

Effective tax rate	42.0%	(4.0)%	(114.3)%

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19 — Income Taxes (continued)

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	September 30,	September 30,
	AT DECEMBER 31,
	2011	2010
Deferred tax assets:
Allowance for loan losses	$325,380	$614,323
Unrealized loss on available for sale portfolio	—	55,536
Unrealized loss on derivatives	57,878	73,242
Net operating loss carry forwards	477,774	175,845
Non-solicitation payments	30,247	39,188
Employee benefits	26,760	52,012
General business credit carry forwards	209,982	266,317
Foreign tax credit carry forwards	60,688	60,688
Broker commissions paid on originated mortgage loans	29,668	34,227
Minimum tax credit carry forward	134,806	167,452
IRC Section 382 recognized built in losses	30,583	330,323
Other-than-temporary impairment on investments and equity method investments	12,084	94,943
Deferred interest expense	117,601	111,330
Other	242,011	318,991

Total gross deferred tax assets	1,755,462	2,394,417

Deferred tax liabilities:
Purchase accounting adjustments	1,661	22,427
Deferred income	27,516	132,320
Originated mortgage servicing rights	49,464	69,186
Unrealized gain on available for sale portfolio	61,153	—
SCUSA Transaction Deferred Gain	381,645	—
Depreciation and amortization	179,059	166,950
Other	252,790	245,976

Total gross deferred tax liabilities	953,288	636,859

Valuation allowance	(106,576)	(99,296)

Net deferred tax asset	$695,598	$1,658,262

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

Items considered in this evaluation include historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carry forward periods, experience with operating loss and tax credit carry forwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. The evaluation is based on current tax laws as well as expectations of future performance.

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19 — Income Taxes (continued)

During 2009, Santander contributed the operation of SCUSA into the Company. As a result of this contribution, the Company updated its deferred tax realizability analysis in 2009 by incorporating future projections of taxable income that would be generated by SCUSA and reduced its deferred tax valuation allowance by $1.3 billion for the year ended December 31, 2009. Due to the profitability of the Company in 2010 and expected future growth in profits of the Company by the end of 2010, the Company considered the projected taxable income of the Company and all subsidiaries in its 2010 realizability analysis. As a result, the Company reduced its deferred tax valuation allowance by $309.0 million for the year ended December 31, 2010. As of December 31, 2011, the Company demonstrated further positive evidence because the Company does not have a cumulative pre-tax loss for the three years ended December 31, 2011. Due to additional deferred tax assets that were created during the quarter ended September 30, 2011, which will remain unused after the carry forward periods have expired, the Company increased its deferred tax allowance by $7.3 million. As of December 31, 2011, the Company continues to maintain a valuation allowance of $106.6 million related to deferred tax assets subject to carry forward periods where Management has determined it is more likely than not these deferred tax assets will remain unused after the carry forward periods have expired.

At December 31, 2011, the Company had net unrecognized tax benefit reserves related to uncertain tax positions of $112.7 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	September 30,	September 30,	September 30,
	Federal State and Local Tax	Accrued Interest and Penalties	Unrecognized Income Tax Benefits
	(in thousands)
Gross unrecognized tax benefits at January 1, 2009	$90,801	$14,904	$105,705
Additions based on tax positions related to 2009	—	1,448	1,448
Additions for tax positions of prior years	—	1,664	1,664
Reductions for tax positions of prior years	(731)	(1,745)	(2,476)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(6,671)	(1,722)	(8,393)
Settlement	(669)	(231)	(900)

Gross unrecognized tax benefits at January 1, 2010	82,730	14,318	97,048
Additions based on tax positions related to the current year	2,370	5,882	8,252
Additions for tax positions of prior years	34,580	8,621	43,201
Reductions for tax positions of prior years	(4,150)	(163)	(4,313)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(4,752)	(1,899)	(6,651)
Settlements	(415)	(171)	(586)

Gross unrecognized tax benefits at January 1, 2011	110,363	26,588	136,951
SCUSA Transaction	—	(5,998)	(5,998)
Additions based on tax positions related to the current year	12,275	—	12,275
Additions for tax positions of prior years	2,079	2,099	4,178
Reductions for tax positions of prior years	—	(842)	(842)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(3,343)	(441)	(3,784)
Settlements	(13,691)	(1,861)	(15,552)

Gross unrecognized tax benefits at December 31, 2011	$107,683	$19,545	127,228

Less: Federal, state and local income tax benefits			(14,487)

Net unrecognized tax benefits that if recognized would impact the effective tax rate at December 31, 2011			$112,741

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 19 — Income Taxes (continued)

The Company recognizes penalties and interest accrued related to unrecognized tax benefits within income tax expense on the Consolidated Statement of Operations.

At December 31, 2011, the Company has recorded a deferred tax asset of $416.2 million related to federal net operating loss carry-forwards, which may be offset against future taxable income. If not utilized in future years, these will expire in varying amounts through 2029. The Company has recorded a deferred tax asset of $61.6 million related to state net operating loss carry-forwards, which may be used against future taxable income. If not utilized in future years, these will expire in varying amounts through 2031. The Company also has recorded a deferred tax asset of $210.0 million related to tax credit carry forwards and a deferred tax asset of $60.7 million related to foreign tax credit carry-forwards, which may be offset against future taxable income. If not utilized in future years, these will expire in varying amounts through 2031 and 2017 respectively. The Company has concluded that it is more likely than not that $12.8 million of the deferred tax asset related to the state net operating loss carry-forwards, $7.3 million of the deferred tax asset related to tax credit carry-forwards and the entire deferred tax asset related to the foreign tax credit carry-forwards will not be realized. The Company has not recognized a deferred tax liability of $46.4 million related to earnings that are considered permanently reinvested in a consolidated foreign entity.

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

Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. The Company reviews the tax balances quarterly and as new information becomes available, the balances are adjusted, as appropriate. The Company is subject to ongoing tax examinations and assessments in various jurisdictions. On June 17, 2009, the Company filed a lawsuit against the United States in Federal District Court seeking a refund of assessed taxes paid for tax years 2003-2005 related to two separate financing transactions with an international bank totaling $1.2 billion. As a result of these two financing transactions, the Company was subject to foreign taxes of $154.0 million during the years 2003 through 2005 and claimed a corresponding foreign tax credit for foreign taxes paid during those years, which the IRS disallowed. The IRS also disallowed the Company’s deductions for interest expense and transaction costs, totaling $24.9 million in tax liability, and assessed interest and penalties totaling approximately $69.6 million. In 2006 and 2007, the Company was subject to an additional $87.6 million and $22.5 million of foreign taxes, respectively, as a result of the two financing transactions, and the Company’s entitlement to foreign tax credits in these amounts will be determined by the outcome of the 2003-2005 litigation. In addition, the outcome of the litigation will determine whether the Company is subject to an additional tax liability of $49.8 million related to interest expense and transaction cost deductions, and whether the Company will be subject to $12.1 million in interest and $12.5 million in penalties for 2006 and 2007. The Company continues to believe that it is entitled to claim these foreign tax credits taken with respect to the transactions and also continues to believe the Company is entitled to tax deductions for the related issuance costs and interest deductions based on tax law. The Company maintains a tax reserve of $96.9 million as of December 31, 2011 for this matter. The Company believes this reserve amount adequately provides for potential exposure to the IRS related to these items. However, as the Company continues to go through the litigation process, management will continue to evaluate the appropriate tax reserve levels for this position and any changes made to the tax reserves may materially affect the Company’s income tax provision, net income and regulatory capital in future periods.

The IRS recently concluded the exam of the Company’s 2006 and 2007 tax returns. In addition to the adjustments for items related to the two financing transactions discussed above, the IRS has proposed to recharacterize ordinary losses related to the sale of certain assets as capital losses. The Company has paid the tax assessment resulting from the recharacterization from capital to ordinary losses, and will contest the adjustment through the administrative appeals process. The Company is confident that its position related to its ordinary tax treatment of the losses will ultimately be upheld, therefore no amounts have been accrued related to this matter. If the Company is not successful in defending its position, the maximum potential tax liability resulting from this IRS adjustment would be approximately $95.0 million. Additionally, with respect to the 2006-2007 tax periods, the Company faces potential interest and penalties resulting from the recharacterization adjustment and other unrelated adjustments of approximately $11.1 million in interest and $14.5 million in penalties.

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20 — Stock-Based Compensation

Effective January 30, 2009, all stock compensation awarded to employees will be paid in Santander ADS. All shares vest within three years of the authorization date by the Banco Santander Board of Directors. If an employee terminates prior to the end of the vesting period, shares granted are forfeited. The weighted-average period over which the total compensation cost related to non-vested awards not yet recognized is expected to be recognized is approximately one year.

The table below summarizes the changes in the Bank’s non-vested restricted stock during the past year.

	September 30,	September 30,
	Shares	Weighted average grant date fair value
Total non-vested restricted stock at December 31, 2010	829,410	$13.48
Santander performance shares granted in 2011	845,593	11.99
Non-vested shares forfeited during 2011	(100,245)	12.86

Total non-vested restricted stock at December 31, 2011	1,574,758	$12.72

Pre-tax compensation expense associated with restricted shares totaled $4.8 million, $2.1 million and $46.8 million in 2011, 2010 and 2009, respectively. The weighted average grant date fair value of restricted stock granted in 2011, 2010 and 2009 was $11.99 per share, $13.48 per share and $3.04 per share, respectively. All unvested restricted stock vested on January 30, 2009 in connection with the acquisition of the Company by Santander which resulted in a higher level of expense in 2009 compared to prior periods.

The Bank had plans, which were shareholder approved, that granted restricted stock and stock options for a fixed number of shares to key officers, certain employees and directors with an exercise price equal to the fair market value of the shares at the date of grant. The Bank’s stock options expired not more than 10 years and one month after the date of grant and generally become fully vested and exercisable within a five year period after the date of grant and, in certain limited cases, based on the attainment of specified targets. Restricted stock awards vest over a period of three to five years. All of the Bank’s stock option and restricted stock awards vested upon acquisition of the Company by Santander.

The Bank estimated the fair value of option grants using a Black-Scholes option pricing model and expenses this value over the vesting period. Reductions in compensation expense associated with forfeited options were estimated at the date of grant, and this estimated forfeiture rate was adjusted quarterly based on actual forfeiture experience.

The fair value for the stock option grants were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

September 30,
GRANT DATE YEAR
2009
Expected volatility	.492
Expected life in years	6.00
Stock price on date of grant	$3.04
Exercise price	$3.04
Weighted average exercise price	$3.04
Weighted average fair value	$3.04
Expected dividend yield	N/A
Risk-free interest rate	2.32%
Vesting period in years	3

Expected volatility is based on the historical volatility of the Company’s stock price. The Bank utilizes historical data to predict options’ expected lives. The risk-free interest rate is based on the yield on a U.S. treasury bond with a similar maturity of the expected life of the option.

In connection with the acquisition of the Company by Santander on January 30, 2009, all unvested stock options vested but were not exercised given the Company’s stock price was lower than the options’ exercise price at the acquisition date.

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 20 — Stock-Based Compensation (continued)

The following table provides a summary of SHUSA’s stock option activity for the year ended December 31, 2009 and stock options exercisable at the end of each year:

	September 30,	September 30,
	Shares	Price per share
Options outstanding December 31, 2008 (6,468,629 exercisable)	8,980,483	$2.95 – 25.77
Granted	1,000,000	$3.04 – 3.04
Forfeited	(9,978,848)	$2.95 – 25.77
Expired	(1,635)	$12.48 – 22.32

Options outstanding December 31, 2009	—	n/a

The weighted average grant date fair value of options granted during the year ended December 31, 2009 was $3.04. There were no options exercised during the year ended December 31, 2009. In connection with the transaction with Santander on January 30, 2009, any option holders whose awards had intrinsic value on January 30th would have received cash proceeds equal to their intrinsic value. However, the Company’s stock price on the transaction date was $2.47, and as such, none of the awards had any intrinsic value and all expired unexercised.

Note 21 — Employee Benefit Plans

Substantially, all employees of the Bank are eligible to participate in the 401(k) portion of the Retirement Plan following their completion of 30 days of service. There is no age requirement to join the 401(k) portion of the Retirement Plan. The Bank recognized expense for contributions to the 401(k) portion of the Retirement Plan of $12.6 million, $6.6 million and $5.7 million during 2011, 2010, and 2009, respectively. From June 2009 to June 2010, the Bank ceased matching employee contributions. In July 2010, the Bank resumed matching 100% of employee contributions up to 3% of their compensation and then 50% of employee contributions between 3% and 5%. The Company match is immediately vested and is allocated to the employee’s various 401(k) investment options in the same percentages of the employee’s own contributions.

SCUSA sponsors a defined contribution plan offered to qualifying employees. Employees participating in the plan may contribute up to 15% of their base salary, subject to federal limitations on absolute amounts contributed. SCUSA will match up to 6% of their base salary, with matching contributions of 100% of employee contributions. The total amount contributed by SCUSA in 2011 and 2010 was $3.9 million and $3.0 million, respectively.

The Company sponsors a supplemental executive retirement plan (“SERP”) for certain retired executives of SHUSA. The Company’s benefit obligation related to its SERP plan was $64.5 million and $51.0 million at December 31, 2011 and 2010, respectively. The primary reason for the increase in the SERP obligations from the prior year is due to market decreases in the investments underlying certain plans in 2011.

The Company’s benefit obligation related to its post-employment plans was $5.9 million and $4.6 million at December 31, 2011 and 2010, respectively. The SERP and the post-employment plans are unfunded plans and are reflected as liabilities on the Consolidated Balance Sheet.

The Company also acquired a pension plan from its acquisition of Independence (“the plan”). The plan is closed to new entrants. Effective July 1, 2007, the plan was frozen. Upon the plan being frozen, all participants became fully vested in their normal retirement benefits and ceased accruing benefits under the plan. Additionally, disability benefits were eliminated for disabilities occurring after the freeze date. Service cost includes administrative expenses of the plan which are paid from plan assets. The Company does not expect any plan assets to be returned in 2012. The Company expects to make contributions of $7.1 million to the plan in 2012.

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21 — Employee Benefit Plans (continued)

The following tables summarizes the benefit obligation, change in plan assets and components of net periodic pension expense for the plan as of December 31, 2011 and 2010 (in thousands):

	September 30,	September 30,
	Year ended December 31,
	2011	2010
Change in benefit obligation:
Benefit obligation at beginning of year	$87,377	$82,207
Service cost	289	291
Interest cost	4,467	4,568
Actuarial gain	12,417	5,115
Annuity payments	(5,139)	(4,804)

Projected benefit obligation at year end	$99,411	$87,377

Change in plan assets:
Fair value at beginning of year	$65,975	$65,525
Actual return on plan assets	805	5,254
Annuity payments	(5,139)	(4,804)

Fair value at year end	$61,641	$65,975

Components of net periodic pension expense:
Service cost	$289	$291
Interest cost	4,467	4,568
Expected Return on plan assets	(4,439)	(4,411)
Amortization of unrecognized actuarial loss	2,583	2,113

Net periodic pension expense	$2,900	$2,561

The funded status of the plans was $(37.8) million and $(21.4) million at December 31, 2011 and 2010, respectively, which was recorded within Other Liabilities. The accumulated benefit obligation was $99.4 million and $87.4 million at December 31, 2011 and 2010, respectively.

Pension plan assets are required to be reported and disclosed at fair value in the financial statements. See Note 1 for discussion on the Company’s fair value policy. The assets are comprised of equity mutual funds, fixed income mutual funds and money market funds. The shares of the underlying mutual funds are fair valued using quoted market prices in an active market and therefore all of the assets are considered Level 1 within the fair value hierarchy as of December 31, 2011 and 2010. There have been no changes in the valuation methodologies used at December 31, 2011 and 2010.

Specific investments are made in accordance with the plan’s investment policy. The investment policy of the plan is to maintain full funding without creating an undue risk of increasing any unfunded liability. A secondary investment objective is, where possible, to reduce the contribution rate in future years. The plan’s allocation of assets is subject to periodic adjustment and rebalancing depending upon market conditions. In accordance with the Plan’s investment policy, the Plan’s assets were invested in the following allocation as of the end of the Plan year: 34% equity mutual funds, 32% fixed income mutual funds and 34% money market funds.

The assumptions utilized to calculate the projected benefit obligation and net periodic pension expense at December 31, 2011 and 2010 were:

	September 30,	September 30,
	2011	2010
Discount rate	4.25%	5.25%
Expected long-term return on plan assets	7.00%	7.00%
Salary increase rate	0.00%	0.00%

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 21 — Employee Benefit Plans (continued)

The expected long-term rate of return on plan assets reflects the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the project benefit obligation. The selected rate considers the historical and expected future investment trends of the present and expected assets in the plan.

The following table sets forth the expected benefit payments to be paid in future years:

September 30,
2012	$4,748,210
2013	4,800,215
2014	5,071,818
2015	5,134,741
2016	5,212,705
2017 to 2021	27,668,137

Total	$52,635,826

Included in accumulated other comprehensive income at December 31, 2011 and 2010 are unrecognized actuarial losses of $26.5 million and $16.5 million that had not yet been recognized in net periodic pension cost. The actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year-ended December 31, 2012 is $2.3 million.

Note 22 — Commitments and Contingencies

Financial Instruments

The Company is a party to financial instruments in the normal course of business, including instruments with off-balance sheet exposure, to meet the financing needs of customers and to manage its exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, loans sold with recourse, forward contracts and interest rate swaps, caps and floors. These financial instruments may involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheet. The contract or notional amounts of these financial instruments reflect the extent of involvement SHUSA has in particular classes of financial instruments.

The following schedule summarizes the Company’s off-balance sheet financial instruments (in thousands):

	September 30,	September 30,
	CONTRACT OR NOTIONAL AMOUNT AT DECEMBER 31,
	2011	2010
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit	$20,108,165	$16,443,257
Standby letters of credit	2,199,489	3,280,899
Loans sold with recourse	230,107	268,195
Forward buy commitments	505,905	2,930,265

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

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 22 — Commitments and Contingencies (continued)

The Company’s standby letters of credit meet the definition of a guarantee under the FASB Accounting Standards Codification. These transactions are conditional commitments issued by the Company to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 1.5 years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending a loan to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, The Company would be required to honor the commitment. The Company has various forms of collateral, such as real estate assets and customers’ business assets. The maximum undiscounted exposure related to these commitments at December 31, 2011 was $2.2 billion, and the approximate value of the underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $1.6 billion. Substantially all the fees related to standby letters of credits are deferred and are immaterial to the Company’s financial position. Management believes that the utilization rate of these standby letters of credit will continue to be substantially less than the amount of these commitments, as has been the experience to date.

Loans sold with recourse primarily represent single-family residential loans and multi-family loans. See further discussion regarding these loans in Note 10.

The Company’s forward buy commitments primarily represent commitments to purchase loans, investment securities and derivative instruments for customers.

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

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable at which time an accrued liability is established with respect to such loss contingency. The Company continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. For certain legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses. For other matters for which a loss is probable or reasonably possible, such an estimate is not possible. Excluding the matters discussed below, management currently estimates that it is reasonably possible that the Company could incur losses in an aggregate amount up to approximately $60.0 million in excess of the accrued liability, if any, with it also being reasonably possible that the Company could incur no such losses at all in these matters. This estimated range of reasonably possible losses represents the estimate of possible losses over the life of such legal matters, which may span an indeterminable number of years, and is based on information available as of December 31, 2011.

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 22 — Commitments and Contingencies (continued)

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

The complaint asks the Court to declare that the acquisition of the Company was a “change of control” under the Indenture and seeks damages equal to the interest that the complaint alleges should have been paid by the Company for the benefit of holders of Trust PIERS. On December 13, 2011, the Court issued its decision granting the Trustee’s motion for summary judgment and denying the Bank’s cross-motion. The Court ruled that the term “common stock” used in the Indenture’s “change of control” provision does not include ADSs and, therefore, a Change of Control has occurred. The Court referred the matter of damages to a magistrate judge for an inquest. The damages inquest is unlikely to be completed before June 2012. A final appealable judgment will not enter until damages are determined.

As a result of the December 13, 2011 decision by the Court, at December 31, 2011, SHUSA recorded a reduction of pre-tax income of $344.2 million for the Trust PIERS litigation. Of that total, $70.8 million represents the liability for accrued interest at the rate of 7.410% from January 31, 2009 to December 31, 2011. The remaining $273.4 million was recorded as Other Expense on Statement of Operations and a credit to the debt obligation to accrete the principal amount of each Trust PIERS security to $50. The trustee has argued that the reset rate should be 12.77% or higher, which if accepted by the Court, would increase the impact of the unfavorable outcome noted above.

The Company continues to believe the acquisition by Santander was not a “change of control” and that the Trustee’s damages are overstated. The Company intends to appeal the Court’s finding that the acquisition was a “change of control” and the damages assessment, upon completion of the inquest and entry of final judgment against the Company.

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

Overdraft Litigation

The putative class action litigation filed against the Bank by Diane Lewis, on behalf of herself and others similarly situated, in the United States District Court for the District of Maryland has been transferred to and consolidated for pre-trial proceedings in the United States District Court for the Southern District of Florida (the “MDL Court”) under the caption In re Checking Account Overdraft Litigation. The complaint alleges violations of law in connection with the Bank’s overdraft/transaction ordering and fees practices. The Bank has filed a motion seeking dismissal of the complaint. The complaint seeks unspecified damages.

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 22 — Commitments and Contingencies (continued)

Foreclosure Matters

On April 13, 2011, the Bank consented to the issuance of a consent order by the Bank’s previous primary federal banking regulator, the Office of Thrift Supervision (“OTS”), as part of an interagency horizontal review of foreclosure practices at 14 mortgage servicers. The Bank, upon its conversion to a national bank on January 26, 2012, entered into a stipulation consenting to the issuance of a Consent Order (the “Order”) issued by the Office of the Comptroller of the Currency, which contains the same terms as the OTS consent order. The Order requires the Bank to take a number of actions, including designating a Board committee to monitor and coordinate the Bank’s compliance with the provisions of the Order, developing and implementing plans to improve the Bank’s mortgage servicing and foreclosure practices, designating a single point of contact for borrowers throughout the loss mitigation and foreclosure processes and taking certain other remedial actions. Under the Consent Order, the Bank has retained an independent consultant to conduct a review of certain foreclosure actions or proceedings for loans serviced by the Bank.

The Company incurred $24.7 million of costs in 2011 relating to compliance with the Order. The estimated costs for 2012 include $12 million of costs related to files review that were previously expected to be incurred in 2011. Recurring legal and operational expenses to comply with the Order are estimated to be approximately $7.0 million annually. The Company and the Bank may incur further expenses related to compliance with the Order. The Order and any other proceedings and investigations could adversely affect the Company’s reputation.

In addition, the Company incurred $196 thousand of costs in 2011 related to compensatory fees as a result of foreclosure delays. The Company expects to incur additional compensatory fees in 2012.

The Order will remain in effect until modified or terminated by the OCC. Any material failure to comply with the provisions of the Order could result in enforcement actions by the OCC. While the Bank intends to take such actions as may be necessary to enable the Bank to comply fully with the provisions of the Order, and management is not aware of any impediments that may prevent the Bank from achieving full compliance with the Order, there can be no assurance that the Bank will be able to comply fully with the provisions of the Order, or to do so within the timeframes required, or that compliance with the Order will not be more time consuming, more expensive, or require more managerial time than anticipated. The Bank may also be subject to remediation costs and civil money penalties under the Order or it could be subject to other proceedings or investigations with respect to its foreclosure activities, however, management is unable to determine at this time the likelihood or amount of such costs or penalties under the Order or with respect to any other such events and accordingly, no accrual has been recorded.

Other

Reference should be made to Note 19 for disclosure regarding the lawsuit filed by SHUSA against the Internal Revenue Service/United States. In addition to the proceeding described above and the litigation described in Note 19 above, SHUSA in the normal course of business is subject to various other pending and threatened legal proceedings in which claims for monetary damages and other relief are asserted. The Company does not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of such other legal proceedings will have a material effect on the Company’s financial position. However, the Company cannot now determine whether or not any claims asserted against the Company, whether in the proceeding specifically described above, the matter described in Note 19 above, or otherwise, will have a material effect on the Company’s results of operations in any future reporting period, which will depend on, among other things, the amount of any loss resulting from the claim and the amount of income otherwise reported for the reporting period.

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 22 — Commitments and Contingencies (continued)

Leases

The Company is committed under various non-cancelable operating leases relating to branch facilities having initial or remaining terms in excess of one year. Renewal options exist for the majority of the lease agreements.

Future minimum annual rentals under non-cancelable operating leases and sale-leaseback leases, net of expected sublease income, at December 31, 2011, are summarized as follows (in thousands):

	September 30,	September 30,	September 30,
	AT DECEMBER 31, 2011
	Lease Payments	Future Minimum Expected Sublease Income	Net Payments
2012	$104,181	$(10,772)	$93,409
2013	97,009	(6,105)	90,904
2014	87,160	(4,560)	82,600
2015	78,166	(3,544)	74,622
2016	69,544	(2,529)	67,015
Thereafter	250,609	(5,226)	245,383

Total	$686,669	$(32,736)	$653,933

The Company recorded rental expense of $132.3 million, $126.6 million and $117.7 million, net of $13.7 million, $12.5 million and $12.2 million of sublease income, in 2011, 2010 and 2009, respectively. These expenses are included in occupancy and equipment expense.

Note 23 — Fair Value Disclosures

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy.

	September 30,	September 30,	September 30,	September 30,
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
	(in thousands)
Financial assets:
US Treasury and government agency securities	$—	$44,090	$—	$44,090
Debentures of FHLB, FNMA and FHLMC	—	20,000	—	20,000
Corporate debt	—	2,049,520	—	2,049,520
Asset-backed securities	—	2,587,993	52,297	2,640,290
State and municipal securities	—	1,784,778	—	1,784,778
Mortgage backed securities	—	9,039,880	18	9,039,898

Total investment securities available-for-sale	—	15,526,261	52,315	15,578,576
Loans held for sale	—	352,471	—	352,471
Derivatives:
Fair value	—	3,888	—	3,888
Mortgage banking	—	—	7,323	7,323
Customer related	—	361,349	—	361,349
Foreign exchange	—	11,950	—	11,950
Trading	—	12,098	—	12,098

Total financial assets	$—	$16,268,017	$59,638	$16,327,655

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 23 — Fair Value Disclosures (continued)

	September 30,	September 30,	September 30,	September 30,
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
	(in thousands)
Financial liabilities:
Derivatives:
Fair value	$—	$3,346	$—	$3,346
Cash flow	—	158,174	—	158,174
Mortgage banking	—	8,574	—	8,574
Customer related	—	383,532	—	383,532
Risk participations	—	—	720	720
Total return swap	—	—	5,460	5,460
Foreign exchange	—	11,930	—	11,930
Trading	—	11,655	—	11,655

Total financial liabilities	$—	$577,211	$6,180	$583,391

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2010
	(in thousands)
Financial assets:
US Treasury and government agency securities	$—	$12,997	$—	$12,997
Debentures of FHLB, FNMA and FHLMC	—	24,999	—	24,999
Corporate debt	—	2,202,787	—	2,202,787
Asset-backed securities	—	3,073,194	51,409	3,124,603
State and municipal securities	—	1,882,280	—	1,882,280
Mortgage backed securities	—	4,663,744	1,460,438	6,124,182

Total investment securities available-for-sale	—	11,860,001	1,511,847	13,371,848
Loans held for sale	—	150,063	—	150,063
Derivatives:
Mortgage banking	—	3,488	734	4,222
Customer related	—	307,292	—	307,292
Foreign exchange	—	20,707	—	20,707
Trading	—	21,149	—	21,149

Total financial assets	$—	$12,362,700	$1,512,581	$13,875,281

Financial liabilities:
Derivatives:
Cash flow	$—	$169,758	$4,604	$174,362
Customer related	—	308,130	—	308,130
Total return swap	—	—	4,081	4,081
Foreign exchange	—	13,349	—	13,349
Trading	—	43,345	—	43,345

Total financial liabilities	$—	$534,582	$8,685	$543,267

There were no transfers between Level 1 and Level 2 or Level 2 and Level 3 of the fair value hierarchy during the year ended December 31, 2011 and 2010.

As of December 31, 2011, approximately $16.3 billion of the Company’s total assets consisted of financial instruments measured at fair value on a recurring basis, including financial instruments for which the Company elected the fair value option. Approximately $16.3 billion of these financial instruments, net of counterparty and cash collateral balances, were measured using valuation methodologies involving market-based or market-derived information. Approximately $59.6 million of these financial instruments were measured using model-based techniques, or using Level 3 inputs, and represented approximately 0.4% of the total assets measured at fair value and approximately 0.1% of the total consolidated assets.

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 23 — Fair Value Disclosures (continued)

The valuation technique to measure the fair values for the items in the tables above are as follows:

Investments securities available-for-sale

Quoted market prices for the investments in securities available for sale held at the Company, such as government agency bonds, corporate debt, state and municipal securities, etc, are not readily available. The Company’s principal markets for its investment securities are the secondary institutional markets with an exit price that is predominantly reflective of bid level pricing in these markets.

Loans held for sale

The Company adopted the fair value option on residential mortgage loans classified as held for sale which allows the Company to record the mortgage loan held for sale portfolio at fair market value versus the lower of cost or market. The Company economically hedges its residential loans held for sale portfolio with forward sale agreements which are reported at fair value. A lower of cost or market accounting treatment would not allow the Company to record the excess of the fair market value over book value but would require the Company to record the corresponding reduction in value on the hedges. Both the loans and related hedges are carried at fair value which reduces earnings volatility as the amounts more closely offset, particularly in environments when interest rates are declining.

The Company’s residential loan held for sale portfolio had an aggregate fair value of $352.5 million at December 31, 2011. The contractual principal amount of these loans totaled $340.0 million at December 31, 2011. The difference in fair value compared to principal balance of $12.5 million was recorded in mortgage banking revenues during the year ended December 31, 2011. Substantially all of these loans are current and none are in non-accrual status. Interest income on these loans is credited to interest income as earned. The fair value of these loans is estimated based upon the anticipated exit price for these loans in the secondary market to agency buyers such as Fannie Mae and Freddie Mac. The majority of the residential loan held for sale portfolio is sold to these two agencies.

Derivatives

Currently, the Company uses derivative instruments to manage its interest rate risk, equity risk and foreign exchange currency risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable and unobservable market-based inputs.

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

Although the Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. However, as of December 31, 2011, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives. As a result, the Company has determined that its derivative valuations are primarily classified in Level 2 of the fair value hierarchy.

The Company’s Level 3 assets are primarily comprised of certain sale-lease back securities. These investments are thinly traded and the Company determined the estimated fair values for these securities by evaluating pricing information from a combination of sources such as third party pricing services, third party broker quotes for certain securities and from other independent third party valuation sources. These quotes are benchmarked against similar securities that are more actively traded in order to assess the reasonableness of the estimated fair values. The fair market value estimates assigned to these securities assume liquidation in an orderly fashion and not under distressed circumstances. Due to the continued illiquidity and credit risk of certain securities, the market value of these securities is highly sensitive to assumption changes and market volatility.

Gains and losses on investments and mortgage servicing rights are recognized on the Consolidated Statements of Operations through the “Net gain on sale of investment securities” and “Mortgage banking income, net”, respectively. Gains and losses related derivatives affect various line items on the Consolidated Statements of Operations. See Note 16 for the discussion of derivatives activity on the Consolidated Statements of Operations.

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 23 — Fair Value Disclosures (continued)

The tables below present the changes in the Level 3 balances for the year ended December 31, 2011 and 2010. All balances are presented in thousands.

	September 30,	September 30,	September 30,	September 30,
For the year ended December 31, 2011:

	Investments Available-for-Sale	Mortgage Servicing Rights	Derivatives	Total
Balance at December 31, 2010	$1,511,847	$146,028	$(7,951)	$1,649,924
Gains/(losses) in other comprehensive income	55,187	—	(216)	54,971
Loss reclassified from OCI to earnings	93,934	—	—	93,934
Gains /(losses) recognized in earnings	—	(37,789)	5,606	(32,183)
Purchases	—	—	—	—
Issuances	—	27,230	—	27,230
Sales	(1,312,648)	—	—	(1,312,648)
Settlements	(296,005)	—	3,704	(292,301)
Amortization	—	(43,783)	—	(43,783)
Transfers into/out of level 3	—	—	—	—

Balance at December 31, 2011	$52,315	$91,686	$1,143	$145,144

	September 30,	September 30,	September 30,	September 30,
For the year ended December 31, 2010:

	Investments Available-for-Sale	Mortgage Servicing Rights	Derivatives	Total
Balance at December 31, 2009	$1,928,343	$136,874	$(24,625)	$2,040,592
Gains/(losses) in other comprehensive income	203,972	—	3,156	207,128
Loss reclassified from OCI to earnings	3,480	—	—	3,480
Gains/(losses) recognized in earnings	—	24,664	(5,250)	19,414
Purchases	—	—	(5,240)	(5,240)
Issuances	—	41,840	—	41,840
Sales	—	—	—	—
Settlements	(623,948)	—	24,008	(599,940)
Amortization	—	(57,350)	—	(57,350)
Transfers into/out of level 3	—	—	—	—

Balance at December 31, 2010	$1,511,847	$146,028	$(7,951)	$1,649,924

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or write-downs of individual assets. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at year-end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at quarter end.

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 23 — Fair Value Disclosures (continued)

	September 30,	September 30,	September 30,	September 30,
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
December 31, 2011
Loans (1)	$—	$1,388,268	$—	$1,388,268
Foreclosed assets (2)	—	74,031	—	74,031
Mortgage servicing rights (3)	—	—	91,686	91,686

December 31, 2010
Loans (1)	$—	$2,148,261	$—	$2,148,261
Foreclosed assets (2)	—	114,198	—	114,198
Mortgage servicing rights (3)	—	—	146,028	146,028

(1)	These balances are measured at fair value on a non-recurring basis using the fair value of the underlying collateral.

(2)	Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace, and the related nonrecurring fair value measurement adjustments have generally been classified as Level 2.

(3)	These balances are measured at fair value on a non-recurring basis. Mortgage servicing rights are stratified for purposes of the impairment testing.

The following table presents the increases and decrease in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Statements of Operations, relating to assets held at period end. All balances are presented in thousands.

	September 30,	September 30,	September 30,
	Statements of Operations	For the Year Ended December 31,
	Location	2011	2010
Loans	Provision for credit losses	$165,317	$(52,947)
Foreclosed assets	Other administrative expense	(14,657)	(10,869)
Mortgage servicing rights	Mortgage banking income	(37,789)	24,665

		$112,871	$(39,151)

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 23 — Fair Value Disclosures (continued)

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

	September 30,	September 30,	September 30,	September 30,
	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$2,623,963	$2,623,963	$1,705,895	$1,705,895
Available-for-sale investment securities	15,578,576	15,578,576	13,371,848	13,371,848
Loans held for investment, net	50,223,888	49,286,606	62,820,434	61,453,371
Loans held for sale	352,471	352,471	150,063	150,063
Mortgage servicing rights	91,686	99,556	146,028	148,746
Derivatives:
Fair value	3,888	3,888	—	—
Mortgage banking	7,323	7,323	4,222	4,222
Customer related	361,349	361,349	307,292	307,292
Foreign exchange	11,950	11,950	20,707	20,707
Trading	12,098	12,098	21,149	21,149
Financial liabilities:
Deposits	47,797,515	47,330,243	42,673,293	42,592,642
Borrowings and other debt obligations	18,278,433	19,372,350	33,630,117	34,764,709
Derivatives:
Fair value	3,346	3,346	—	—
Cash flow	158,174	158,174	174,362	174,362
Mortgage banking	8,574	8,574	—	—
Customer related	383,532	383,532	308,130	308,130
Risk participations	720	720	—	—
Total return swap	5,460	5,460	4,081	4,081
Foreign exchange	11,930	11,930	13,349	13,349
Trading	11,655	11,655	43,345	43,345

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 23 — Fair Value Disclosures (continued)

The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

Cash and amounts due from depository institutions

Cash and cash equivalents include cash and due from depository institutions, interest-bearing deposits in other banks, federal funds sold, and securities purchased under agreements to resell. Cash and cash equivalents have maturities of three months or less, and accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

Investment securities available for sale

Generally, the fair value of investment securities available-for-sale is based on a third party pricing service which utilizes matrix pricing on securities that actively trade in the marketplace. For investment securities that do not actively trade in the marketplace, fair value is obtained from third party broker quotes. For certain non-agency mortgage backed securities, SHUSA determines the estimated fair value for these securities by evaluating pricing information from a combination of sources such as third party pricing services, third party broker quotes for certain securities and from another independent third party valuation source. These quotes are benchmarked against similar securities that are more actively traded in order to assess the reasonableness of the estimated fair values. The fair market value estimates the Company assigns to these securities assume liquidation in an orderly fashion and not under distressed circumstances. Changes in fair value are reflected in the carrying value of the asset and are shown as a separate component of stockholders’ equity.

Loans held for investment

Fair value is estimated by discounting cash flows using estimated market discount rates, reflecting the credit risk and interest rate risk for loans of similar maturities.

Loans held for sale

The Company has mortgage loans held for sale on its balance sheet which are recorded at fair market value estimated using security prices for similar product types.

Mortgage servicing rights

The fair value of mortgage servicing rights are estimated using a discounted cash flow model. For additional discussion see Note 10.

Mortgage interest rate lock commitment

Fair value is estimated based on a net present value analysis of the anticipated cash flows associated with the rate lock commitments.

Deposits

The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, interest bearing demand deposit accounts, savings accounts and certain money market accounts, is equal to the amount payable on demand. The fair value of fixed-maturity certificates of deposit is estimated by discounting cash flows using currently offered rates for deposits of similar remaining maturities.

Borrowings and other debt obligations

Fair value is estimated by discounting cash flows using rates currently available to SHUSA for other borrowings with similar terms and remaining maturities. Certain other debt obligations instruments are valued using available market quotes which contemplates issuer default risk.

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 23 — Fair Value Disclosures (continued)

Derivative Instruments

The Company generally determines the fair value of its derivative instruments using pricing models based on market observable inputs, non-observable inputs, and the current creditworthiness of the counterparties to calculate the price to terminate the contracts or agreement. For interest rate lock commitments, fair value is generally estimated based on a net present value analysis of the anticipated cash flows associated with the product.

Note 24 — Regulatory Matters

The minimum U.S. regulatory capital ratios for banks under Basel I are 4% for Tier 1 Risk-Based Capital Ratio and 4% for Tier 1 Leverage Capital Ratio. To qualify as “well-capitalized”, regulators require banks to maintain capital ratios of at least 6% for Tier 1 Risk-Based Capital Ratio, 10% for Total Risk-based Capital Ratio, and 5% for Tier 1 Leverage Capital Ratio. At December 31, 2011 and 2010, Sovereign Bank met the well-capitalized capital ratio requirements.

All bank holding companies are required to maintain Tier 1 Risk-Based Capital Ratios of at least 4%, Total Risk-Based Capital Ratios of 8%, and Tier 1 Leverage Capital Ratios of at least 3%. While the Company was not subject to these minimum requirements as of December 31, 2011, the Company’s capital levels exceeded the ratios required for bank holding companies.

The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) established five capital tiers: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution’s capital tier depends upon its capital levels in relation to various relevant capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized or adequately-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities.

Federal banking laws, regulations and policies also limit the Bank’s ability to pay dividends and make other distributions to SHUSA. The Bank must obtain prior OCC approval to declare a dividend or make any other capital distribution if, after such dividend or distribution: (1) the Bank’s total distributions to the holding company within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years; (2) the Bank would not meet capital levels imposed by the OCC in connection with any order, or (3) if the Bank is not adequately capitalized at the time. In addition, OCC prior approval would be required if the Bank’s examination or CRA ratings fall below certain levels or the Bank is notified by the OCC that it is a problem association or an association in troubled condition. During the three years following the period-ended September 30, 2010, the Bank must obtain the written non-objection of the OCC to declare a dividend or make any other capital distribution.

Any dividends declared and paid have the effect of reducing the Bank’s Tier 1 leverage capital to tangible assets and Tier 1 risk-based capital ratios. There were no dividends paid by the Bank during the years ended December 31, 2011 and 2010.

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 24 — Regulatory Matters (continued)

The following schedule summarizes the actual capital balances of the Bank and SHUSA at December 31, 2011 and 2010:

	September 30,	September 30,	September 30,	September 30,
	REGULATORY CAPITAL (IN THOUSANDS)

	Tier 1 Leverage Capital Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio	Tier 1 Common Capital Ratio
Sovereign Bank at December 31, 2011:
Regulatory capital	$8,216,477	$8,158,889	$9,430,050	$8,066,237

Capital ratio	11.15%	14.24%	16.45%	14.07%

SHUSA at December 31, 2011:
Regulatory Capital	$8,233,662	$8,176,074	$9,925,524	$7,496,691

Capital ratio	10.88%	13.75%	16.69%	12.61%

Sovereign Bank at December 31, 2010:
Regulatory capital	$7,736,164	$7,680,472	$9,092,918	$7,587,241

Capital ratio	11.43%	13.45%	15.93%	13.29%

SHUSA at December 31, 2010
Regulatory Capital	$6,907,153	$6,851,461	$9,215,914	$5,435,855

Capital ratio	8.22%	9.31%	12.52%	7.39%

(1)	As defined by OCC Regulations.

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 25 — Parent Company Financial Information

BALANCE SHEET

	September 30,	September 30,
	AT DECEMBER 31,
	2011	2010
	(in thousands)
Assets
Cash and due from banks	$283,251	$304,786
Available for sale investment securities	39,382	44,832
Loans to non-bank subsidiaries	2,000	10,000
Investment in subsidiaries:
Bank subsidiary	8,410,362	6,206,852
Non-bank subsidiaries(1)	4,252,195	7,486,648
Other assets(1)	2,986,789	799,713

Total assets	$15,973,979	$14,852,831

Liabilities and stockholder’s equity
Borrowings and other debt obligations	$2,749,643	$3,392,216
Borrowings from non-bank subsidiaries	136,605	136,039
Other liabilities	491,568	63,906

Total liabilities	3,377,816	3,592,161

Stockholder’s equity	12,596,163	11,260,670

Total liabilities and stockholder’s equity	$15,973,979	$14,852,831

(1)

The activity in these accounts is due to the effects of the SCUSA Transaction. See further discussion in Note 3. A pre-tax gain of $987.7 million was recognized in Other Income related to the SCUSA Transaction and an equity method investment of $2.65 billion was recognized in Other Assets.

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 25 — Parent Company Financial Information (continued)

STATEMENT OF OPERATIONS

	September 30,	September 30,	September 30,
	YEAR ENDED DECEMBER 31,
	2011	2010	2009
	(in thousands)
Dividends from bank subsidiary	$—	$—	$—
Dividends from non-bank subsidiaries	425,762	366,000	—
Interest income	3,676	8,256	6,971
Other income(1)	988,327	268	517

Total income	1,417,765	374,524	7,488

Interest expense	148,937	147,548	116,308
Other expense	380,829	1,605	45,555

Total expense	529,766	149,153	161,863

Income/(loss) before income taxes and equity in earnings of subsidiaries	887,999	225,371	(154,375)
Income tax (benefit)/provision	307,412	(11,717)	6,152

Income/(loss) before equity in earnings of subsidiaries	580,587	237,088	(160,527)
Equity in undistributed earnings of:
Bank subsidiary	316,934	677,997	48,644
Non-bank subsidiaries	360,725	144,290	273,448

Net income	$1,258,246	$1,059,375	$161,565

(1)

The activity in these accounts is due to the effects of the SCUSA Transaction. See further discussion in Note 3. A pre-tax gain of $987.7 million was recognized in Other Income related to the SCUSA Transaction and an equity method investment of $2.65 billion was recognized in Other Assets.

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 25 — Parent Company Financial Information (continued)

STATEMENT OF CASH FLOWS

	September 30,	September 30,	September 30,
	FOR THE YEAR ENDED DECEMBER 31
	2011	2010	2009
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,258,246	$1,059,375	$161,565
Adjustments to reconcile net income to net cash provided by / (paid in) operating activities:
Undistributed earnings of:
Bank subsidiary	(316,934)	(677,997)	(48,644)
Non-bank subsidiaries	(360,725)	(144,290)	(273,448)
Stock based compensation expense	4,054	2,227	47,181
Remittance to Santander for stock based compensation	(4,333)	(1,800)	—
SCUSA Transaction	(987,650)	—	—
Other, net	550, 541	(361,253)	(281,690)

Net cash provided by / (paid in) operating activities	143,199	(123,738)	(395,036)

CASH FLOWS FROM INVESTING ACTIVITIES:
Adjustments to reconcile net cash provided by / (used in) investing activities:
Net capital returned from/(contributed to) subsidiaries	806,094	(1,961,634)	(1,683,629)
Net (increase)/decrease in loans to subsidiaries	8,000	1,404,300	(1,138,787)
Cash paid related to the SCUSA Transaction	(10,000)	—	—

Net cash provided by / (used in) investing activities	804,094	(557,334)	(2,822,416)

CASH FLOWS FROM FINANCIAL ACTIVITIES:
Adjustments to reconcile net cash provided by / (used in) financing activities:
Repayment of other debt obligations	(463,740)	(2,203,700)	(200,000)
Net proceeds received from senior notes and senior credit facility	500,000	1,375,000	1,140,000
Net change in commercial paper	(951,502)	968,355	—
Net change in borrowings from non-bank subsidiaries	566	1,330	1,800
Dividends to preferred stockholders	(14,600)	(14,600)	(14,600)
Dividends to non-controlling interest	(39,552)	—	—
Net proceeds from the issuance of preferred stock	—	750,000	1,800,000

Net cash provided by/(used in) financing activities	(968,828)	876,385	2,727,200

(Decrease)/Increase in cash and cash equivalents	(21,535)	195,313	(490,252)
Cash and cash equivalents at beginning of period	304,786	109,473	599,725

Cash and cash equivalents at end of period	$283,251	$304,786	$109,473

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 26 — Business Segment Information

The Company’s segments are focused principally around the customers that the Bank serves. The Retail banking segment is primarily comprised of the branch locations and the residential mortgage business. The branches offer a wide range of products and services to customers and each attracts deposits by offering a variety of deposit instruments including demand and interest bearing demand deposit accounts, money market and savings accounts, certificates of deposits and retirement savings products. The branches also offer consumer loans such as home equity loans and lines of credit. The Retail banking segment also includes business banking loans and small business loans to individuals. The Specialized Business segment is primarily comprised of non-strategic lending groups which include indirect automobile, aviation and continuing care retirement communities. The Corporate banking segment provides the majority of the Company’s commercial lending platforms such as commercial real estate loans, multi-family loans, commercial and industrial loans and the Company’s related commercial deposits. The Global Banking and Markets (“Global Banking”) segment includes businesses with large corporate domestic and foreign clients. The Other category includes investment portfolio activity, intangibles and certain unallocated corporate income and expenses.

SCUSA is a specialized consumer finance company engaged in the purchase, securitization and servicing of retail installment contracts originated by automobile dealers and direct origination of retail installment contracts over the internet. In July 2009, Santander contributed SCUSA, a majority owned subsidiary, into the Company. SCUSA’s results of operations were consolidated from January 1, 2009 until December 31, 2011. SCUSA will subsequently be accounted for as an equity method investment. Refer to Note 3 of the Notes to Consolidated Financial Statements for additional information. SCUSA was managed as a separate segment throughout 2011 and SHUSA’s 2011 statement of operations includes a full year of SCUSA’s results. Therefore, SCUSA continues to be reported as a separate segment as of December 31, 2011.

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

The provision for credit losses recorded by each segment is based on the net charge-offs of each line of business and changes in specific reserve levels for loans in the segment (except for changes in Specific Valuation Allowances made during the third quarter of 2011– see (4) in the following table) and the difference between the provision for credit losses recognized by the Company on a consolidated basis and the provision recorded by the business line is recorded in the Other category.

Other income and expenses directly managed by each business line, including fees, service charges, salaries and benefits, and other direct expenses as well as certain allocated corporate expenses are accounted for within each segment’s financial results. Accounting policies for the lines of business are the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business. Expenses are allocated to the business segments in accordance with the management reporting system, which includes the allocation of the majority of expenses including overhead costs which is not necessarily comparable with similar information published by other financial institutions. Where practical, the results are adjusted to present consistent methodologies for the segments.

During 2011, the multi-family and large corporate commercial specialty groups were merged into the Corporate banking segment from the Specialized Business segment, which, for 2010, resulted in approximately $8.9 billion of average assets and $30.0 million of pretax income allocated to the Corporate banking segment that had previously been allocated to the Specialized Business segment. For 2009, approximately $10.1 billion of average assets and $256.8 million of pretax loss were allocated to the Corporate banking segment that had previously been allocated to the Specialized Business segment. Since the Specialized Business segment had no goodwill allocated to it, this reporting structure change had no impact on the amount of goodwill assigned to other segments. Prior period results were recast to conform to current methodologies for the segments.

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 26 — Business Segment Information (continued)

The following tables present certain information regarding the Company’s segments (in thousands):

	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx	xxxxxx
For the year ended December 31, 2011	Retail(1)	Specialized Business	Corporate	Global Banking	SCUSA	Other(3)	Total

Net interest income/(expense)	$776,915	$77,230	$489,714	$61,315	$2,185,315	$274,325	$3,864,814
Fees and other income	380,363	16,546	77,225	29,213	440,525	978,203	1,922,075
Provision for credit losses (4)	254,159	189,713	190,168	21,264	819,221	(154,574)	1,319,951
General and administrative expenses	1,139,238	41,524	144,583	16,572	550,108	(49,801)	1,842,224
Income/(loss) before income taxes	(271,662)	(137,665)	221,163	52,127	1,252,232	1,050,330	2,166,525
Intersegment revenue/(expense) (5)	(153,113)	(87,741)	(390,315)	(5,261)	—	636,430	—
Total average assets(6)	$24,544,236	$3,755,590	$20,274,100	$3,074,731	$15,815,394	$24,613,997	$92,078,048

For the year ended December 31, 2010	Retail(1)	Specialized Business	Corporate	Global Banking	SCUSA	Other(3)	Total

Net interest income/(expense)	$719,678	$114,272	$459,536	$26,209	$1,755,440	$323,504	$3,398,639
Fees and other income	451,300	30,518	68,912	11,388	245,598	21,197	828,913
Provision for credit losses	250,681	229,561	229,429	6,675	888,225	22,455	1,627,026
General and administrative expenses	1,030,022	39,872	142,773	14,916	391,815	(46,298)	1,573,100
Income/(loss) before income taxes	(172,386)	(124,927)	144,635	15,932	716,055	439,676	1,018,985
Intersegment revenue/(expense) (5)	(181,645)	(155,585)	(424,629)	(4,714)	—	766,573	—
Total average assets	$22,994,886	$5,288,736	$19,894,648	1,725,628	$11,959,260	$22,980,213	$84,843,371

For the year ended December 31, 2009	Retail	Specialized Business	Corporate(2)	Global Banking	SCUSA	Other(3)	Total

Net interest income/(expense)	$639,956	$160,274	$435,146	$11,096	$1,277,358	$119,674	$2,643,504
Fees and other income	456,540	31,379	(114,348)	17,265	51,873	57,435	500,144
Provision for credit losses	201,464	469,719	415,145	9,825	720,937	167,447	1,984,537
General and administrative expenses	1,069,404	14,652	225,597	6,181	253,031	(48,405)	1,520,460
Income/(loss) before income taxes	(284,316)	(293,939)	(336,716)	12,354	353,355	(573,637)	(1,122,899)
Intersegment revenue/(expense) (5)	24,876	(264,309)	(487,253)	(2,128)	—	728,814	—
Total average assets	$22,863,020	$7,470,550	$22,729,303	917,563	$6,911,119	$21,457,227	$82,348,782

(1)	The Retail segment fees and other income includes residential servicing rights impairments of $42.5 million for 2011 compared to a decrease in impairments of $24.6 million for 2010. See Note 10 for further discussion on these items.

(2)	The Corporate segment fees and other income includes charges of $188.9 million associated with increasing multi-family recourse reserves for loans sold to Fannie Mae for the twelve months ended December 31, 2009.

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 26 — Business Segment Information (continued)

(3)	The Other category includes earnings from the investment portfolio (excluding any investments purchased by SCUSA), interest expense on the Bank’s borrowings and other debt obligations (excluding any borrowings held by SCUSA), amortization of intangible assets and certain unallocated corporate income and expenses. In 2011, fees and other income in the Other category also includes a $987.7 million gain related to the SCUSA Transaction. Included in Other in 2009 were OTTI charges of $36.9 million on FNMA and FHLMC preferred stock, OTTI charges of $143.3 million on non-agency mortgage backed securities, net transaction related, integration charges and other restructuring costs of $299.1 million and a deferred tax valuation allowance reversal of $1.3 billion.

(4)	In certain circumstances Specific Valuation Allowances (SVAs) were permitted to be used instead of partial charge-offs by the OTS, the Company’s former regulator. The OCC does not permit the establishment of SVAs. Accordingly, the Bank charged-off $103.7 million of mortgage loans during the third quarter 2011. These charge-offs did not have an impact on the results of operations for the segment or in consolidation.

(5)	Intersegment revenues/ (expense) represent charges or credits for funds used or provided by each of the segments and are included in net interest income/ (expense).

(6)	Average assets for the Other category include a $2.7 billion equity investment in SCUSA, which was effective 12/31/11.

Note 27 — Related Party Transactions

See Note 13 for a description of the various debt agreements SHUSA has with Santander.

In March 2009, SHUSA, issued to Santander, parent company of SHUSA, 72,000 shares of SHUSA’s Series D Non-Cumulative Perpetual Convertible Preferred Stock, without par value (the “Series D Preferred Stock”), having a liquidation amount per share equal to $25,000, for a total price of $1.8 billion. The Series D Preferred Stock pays non-cumulative dividends at a rate of 10% per year. SHUSA may not redeem the Series D Preferred Stock during the first five years. The Series D Preferred Stock is generally non-voting. Each share of Series D Preferred Stock is convertible into 100 shares of common stock, without par value, of SHUSA. The Company contributed the proceeds from this offering to the Bank in order to increase the Bank’s regulatory capital ratios. On July 20, 2009, Santander converted all of its investment in the Series D preferred stock of $1.8 billion into 7.2 million shares of SHUSA common stock. This action further demonstrates the support of Santander to SHUSA and reduces the cash obligations of the Company with respect to Series D 10% preferred stock dividend.

In March 2010, the Company issued 3.0 million shares of common stock to Santander, raising proceeds of $750.0 million.

In December 2010, the Company issued 3.0 million shares of common stock to Santander, which raised proceeds of $750.0 million, and declared a $750.0 million dividend to Santander. This was a non-cash transaction.

In December 2011, the Company issued 3.2 million shares of common stock to Santander, which raised proceeds of $800.0 million, and declared a $800.0 million dividend to Santander. This was a non-cash transaction.

The Company has $2.1 billion of public securities that consists of various senior note obligations, trust preferred security obligations and preferred stock issuances. Santander owns approximately 34.8% of these securities as of December 31, 2011.

The Company has entered into derivative agreements with Santander with a notional value of $4.5 billion, which consists primarily of interest rate swap agreements to hedge interest rate risk and foreign currency exposure.

In 2006, Santander extended a total of $425.0 million in unsecured lines of credit to the Bank for federal funds and Eurodollar borrowings and for the confirmation of standby letters of credit issued by the Bank. This line is at a market rate and in the ordinary course of business and can be cancelled by either the Bank or Santander at any time and can be replaced by the Bank at any time. In the first quarter of 2009, this line was increased to $2.5 billion, during the third quarter of 2011 this line was decreased to $1.5 billion and during the fourth quarter of 2011 this line was further decreased to $1.0 billion. During the year ended December 31, 2011 and 2010, respectively, the average unfunded balance outstanding under these commitments was $1.4 billion and $1.6 billion. The Bank paid approximately $10.5 million in fees to Santander for the year ended December 31, 2011 in connection with these commitments compared to $12.4 million in fees in the corresponding period in the prior year. Santander also extended a line of credit to SHUSA in the amount of $1.5 billion, which matures in September 2012. There was no outstanding balance on this line at December 31, 2011 and 2010.

During the ordinary course of business, certain directors and executive officers of the Company became indebted to the Company in the form of loans for various business and personal interests. The outstanding balance of these loans was $6.2 million and $4.2 million at December 31, 2011 and 2010, respectively.

Santander Holdings USA, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 27 — Related Party Transactions (continued)

The Company and its affiliates have entered into various service agreements with Santander and its affiliates. Each of the agreements was done in the ordinary course of business and on market terms. The agreements are as follows:

•

Nw Services Co., a Santander affiliate doing business as Aquanima, is under contract with the Bank to provide procurement services, with fees paid in 2011 in the amount of $3.4 million, $2.2 million in 2010 and $2.0 million in 2009.

•

Geoban, S.A., a Santander affiliate, is under contract with the Bank to provide administrative services, consulting and professional services, application support and back-office services, including debit card disputes and claims support, and consumer and mortgage loan set-up and review, with fees paid in 2011 in the amount of $15.3 million. Fees in the amount of $9.8 million were paid under this agreement in 2010. There were no fees paid related to this agreement in 2009.

•

Ingenieria De Software Bancario S.L., a Santander affiliate, is under contract with the Bank to provide information technology development, support and administration, with fees paid in 2011 in the amount of $113.7 million, $121.0 million in 2010 and $5.7 million in 2009.

•

Produban Servicios Informaticos Generales S.L., a Santander affiliate, is under contract with the Bank to provide professional services, and administration and support of information technology production systems, telecommunications and internal/external applications, with fees paid in 2011 in the amount of $82.6 million, $58.1 million in 2010 and $3.4 million in 2009.

•

Santander Back-Offices Globales Mayoristas S.A., a Santander affiliate, is under contract with the Bank to provide administrative services and back-office support for the Bank’s derivative, foreign exchange and hedging transactions and programs, with fees paid in 2011 in the amount of $0.4 million. Fees in the amount of $0.1 million were paid in 2010 with respect to this agreement. There were no fees paid in 2009 related to this agreement.

•

Santander Global Facilities (“SGF”), a Santander affiliate, is under contract with the Bank to provide: (i) administration and management of employee benefits and payroll functions for the Bank and other affiliates, including employee benefits and payroll processing services provided by third party sponsorship by SGF: and (ii) property management and related services; with fees paid in 2011 in the amount of $10.8 million, $10.0 million in 2010 and $0.5 million in 2009.

In 2010, the Company extended a $10.0 million unsecured loan to Servicios de Cobranza, Recuperacion y Seguimiento, S.A. DE C.V. At December 31, 2011 and 2010, the principal balance was $2.0 million and $10.0 million, respectively.

During the year ended December 31, 2011, 2010 and 2009, the Company recorded income of $32.4 thousand, $586.6 thousand and $0, respectively, and expenses of $39.8 million, $29.1 million and $21.2 million, respectively, related to transactions with SCUSA. In addition, as of December 31, 2011 and 2010, the Company had receivables and prepaid expenses with SCUSA of $99.1 million and $473.9 million, respectively. The activity is primarily related to SCUSA’s servicing of certain SHUSA outstanding loan portfolios and dividends paid by SCUSA to SHUSA. As these transactions occurred prior to the deconsolidation of SCUSA on December 31, 2011, they have been eliminated from the consolidated statement of operations as intercompany transactions.

Item 9 Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A Controls and Procedures

Evaluation of Disclosure Control and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2011. Based on that evaluation, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2011.

Management’s Report on Internal Control over Financial Reporting

Information required by this item is set forth in Report of Management’s Assessment of Internal Control Over Financial Reporting which is incorporated by reference into this item.

Attestation Report of Independent Registered Public Accounting Firm

Information required by this item is set forth in Report of Independent Registered Public Accounting Firm which is incorporated by reference into this item.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. During the second quarter of 2011, the Company implemented a new General Ledger system which will provide a flexible architecture to interface with Santander’s global systems. The implementation of this new system was determined to have a material impact to the Company’s internal control over financial reporting.

Item 9B Other Information

None.

PART III

Item 10 Directors, Executive Officers and Corporate Governance.

Directors of SHUSA

Jerry Grundhofer — Age 67. Mr. Grundhofer was appointed as Chairman of the Boards of SHUSA and Sovereign Bank on July 1, 2011 and is the Chairman of the Executive Committees. Mr. Grundhofer served as Chairman of the Board of Directors of Citibank, N.A., as well as a member of the Board of the Directors of Citigroup, New York, New York from March 2009 to June 2011. He is Chairman Emeritus of U.S. Bancorp, retired as Chairman of the Board of U.S. Bancorp in December 2008 and served as Chairman of the organization since December 2002. He also served as President and Chief Executive Officer of U.S. Bancorp from the time of the merger of Firstar Corporation and U.S. Bancorp from February 2001 until October, 2004, and continued as Chief Executive Officer until December 2006. Mr. Grundhofer serves on the Board of Directors of Ecolab in Minneapolis, Minnesota.

Gonzalo de Las Heras — Age 72. Mr. de Las Heras was appointed to the SHUSA and Sovereign Boards on October 6, 2006 and is a member of Sovereign’s CRA Committee. Mr. de Las Heras joined Santander in 1990. He served as Executive Vice President supervising Santander business in the US until October 2009 when he retired. He is Chairman of Santander Bancorp, Puerto Rico; Banco Santander International, Miami; Santander Trust & Bank (Bahamas) Limited; Banco Santander (Suisse) and Santander Consumer USA, Inc. Prior to joining Santander Mr. de Las Heras held various positions at J.P. Morgan, lastly as Senior Vice President and Managing Director heading its Latin American division. He served as a Director of First Fidelity Bancorporation until its merger with First Union. From 1993 to 1997, Mr. de Las Heras served on the New York State Banking Board. He is a director and past chairman of the Foreign Policy Association and a Trustee and past chairman of the Institute of International Bankers. Mr. de Las Heras has a law degree from the University of Madrid and as a Del Amo Scholar pursued postgraduate studies in Business Administration and Economics at the University of Southern California.

Thomas Dundon — Age 40. Mr. Dundon was appointed to the SHUSA Board on April 14, 2011 and he served on the Sovereign Bank Board from April 14, 2011 through January 2012. He is the Chief Executive Officer of Santander Consumer USA, Inc. (“SCUSA”) and has served in this role since 2006 and is a member of SCUSA’s Board of Directors. He is also chairman of the non-profit Santander Consumer USA Inc. Foundation. Mr. Dundon previously served as the Executive Vice President of Servicing for Drive Financial Services (now SCUSA) from 2000 to 2005.

Stephen A. Ferris — Age 66. Mr. Ferris was appointed to the SHUSA and Sovereign Boards effective January 25, 2012, and serves as the Chairman of the SHUSA and Sovereign Bank Audit Committees. He is a board member of Management Consulting Group PLC, London, a publicly traded company on the London Stock Exchanges and has served as chairman of its Audit and Nominations Committee from 2006 to present. He has served as a Board member of Iberchem in Madrid Spain from 2007 to present. He served as a Board member of Santander Bancorp and Banco Santander Puerto Rico from 2002 to 2010 and was a member of the Audit Committee. He served as member of the Board of Seda Cereales and Seda Solubles, privately owned Spanish companies, from 2004 to 2010. He is the former President and CEO of Santander Central Hispano Investment Services, Inc. (from 1999-2002) and previously held various roles at Bankers Trust (now Deutsche Bank Alex. Brown) including managing director and partner of the Bankers Trust Global Investment Bank in London and New York.

Carlos Garcia — Age 40. Mr. Garcia was appointed to the SHUSA and Sovereign Boards on January 26, 2012. He is the Chief of Staff, Chief of Corporate Affairs and Communications Officer for SHUSA and Sovereign Bank and is a member of the SHUSA Management Executive Committee. Mr. Garcia also serves on the Bank’s CRA Committee. Prior to joining the Company in 2011, he was appointed by the Governor of Puerto Rico as Chairman of the Board, President and CEO of the Government Development Bank for Puerto Rico and served in this capacity from 2009-2011. Mr. Garcia joined the Santander Group in 1997 and for 11 years held a series of executive roles, including President of Banco Santander Puerto Rico and Senior Executive Vice President and Chief Operating Officer of Santander BanCorp. Prior to that, he served as President, CEO and Vice Chairman of the Board of Directors of Santander Securities Corporation, the second largest wealth and asset management firm in Puerto Rico.

John P. Hamill — Age 71. Mr. Hamill was appointed to the SHUSA and Sovereign Boards on January 20, 2010 and currently serves as Chairman of Sovereign’s CRA Committee and is on its Oversight Committee. Mr. Hamill joined Sovereign in 2000 as Chairman and CEO of the New England division and served as Chairman of Sovereign Bank in New England until January of 2010. Prior to that, he was President of Fleet National Bank Massachusetts, President of Shawmut Bank and President and CEO of Banc One Trust Company. Mr. Hamill has served as a director of Liberty Mutual Holding Company, Inc., a holding company for the family of Liberty Mutual Group insurance companies since 2001. He is Chairman of the Board of Advisors to the Carroll School of Management at Boston College, Chairman of the Board of Advisors at the College of Holy Cross, Overseer of the Boston Symphony Orchestra, and a Member of the Advisory Board for the Salvation Army of Massachusetts.

Marian Heard — Age 71. Mrs. Heard was elected to the SHUSA and Sovereign Boards in 2005. Mrs. Heard currently serves as Chairperson of the Compensation Committees and as a member of the Audit Committees of SHUSA and Sovereign Bank. Mrs. Heard is currently the President and Chief Executive Officer of Oxen Hill Partners, which specializes in leadership development programs. Mrs. Heard has served as a director of CVS Caremark, a publicly held corporation listed on the NYSE and the largest retail pharmacy in the United States, since 1999 and has served on the Audit and the Nominating and Corporate Governance Committees of CVS Caremark Corporation since 2000 and is a member of the Management and Planning Committee. Mrs. Heard served on the board of BioSphere Medical, Inc., which specializes in certain bioengineering applications from 2006-2010, and served on its Compensation Committee. She has served as a director of Liberty Mutual Holding Company, Inc., a holding company for the family of Liberty Mutual Group insurance companies since 1994 and serves on the Audit Committee and is Chair of the Nominating and Corporate Governance Committee. Mrs. Heard served as a director of Blue Cross and Blue Shield of Massachusetts from 1992 to November, 2011 and chaired its Compensation Committee and served on the Finance Committee. Mrs. Heard served as a director of Fleet Bank of Massachusetts from 1992 to 1998 and subsequently Fleet Financial Corporation from 1998 until it was acquired by Bank of America in 2004. Mrs. Heard was appointed President and Chief Executive Officer of the United Way of Massachusetts Bay and Chief Executive Officer of the United Way of New England in February 1992. Mrs. Heard retired from the United Way in July 2004. Mrs. Heard also serves as a Director of MENTOR/National, Director of the Points of Lights Institute, Director of the FFawn Foundation and Trustee of the Dana Farber Cancer Institute.

Alberto Sánchez — Age 48. Mr. Sánchez was reappointed to the SHUSA and Sovereign Boards on January 30, 2009. Mr. Sánchez previously served on the Boards from March 16, 2007 to October 12, 2008. Mr. Sánchez is Head of Strategy and Specialty Finance of the U.S. for Banco Santander, S.A. Since 1997, Mr. Sánchez has held the following positions within the Santander organization: Head of Equity Research; Head of Latin American Equities; and Head of Spanish Equities and Macroeconomics Research. Mr. Sánchez serves as a Director and Vice Chairman of Santander Consumer USA. He also serves as a Director of the Greenwich Village Orchestra and as a Director of the Brooklyn Academy of Music.

Wolfgang Schoellkopf — Age 79. Mr. Schoellkopf was appointed to the SHUSA and Sovereign Boards on January 30, 2009, and currently serves as Chairman of the Board Enterprise Risk Committees and as a member of each of the Executive, Compensation, and Audit Committees of the SHUSA and Sovereign Boards and a member of the Oversight Committee of Sovereign Bank. From 2004 to 2008, Mr. Schoellkopf served as the Managing Partner of Lykos Capital Management, LLC, a private equity management company. From 2000 to 2002, he served as the General Manager of Bank Austria Group’s U.S. operations. On July 31, 1997, Mr. Schoellfkopf was elected as a director of SLM Corporation, commonly known as Sallie Mae, a leading provider of student loans and currently serves as Lead Independent Director. Since April 26, 2010, Mr. Schoellkopf has served on the Board of The Bank of N.T. Butterfield & Sons, Ltd. in Bermuda.

Juan Andres Yanes — Age 50. Mr. Yanes was appointed to SHUSA and Sovereign Boards on September 29, 2009 and currently serves as a member of the Executive and Board Enterprise Risk Management Committees of SHUSA and Sovereign Bank and as member of Sovereign’s CRA and Oversight Committee. Mr. Yanes is the Chief Compliance and Internal Controls Officer for SHUSA and Sovereign Bank and previously served as the Chief Corporate Officer of Santander USA. He is a member of the SHUSA Management Executive Committee. He joined the Santander organization in 1991 and was involved in Investment Banking, Corporate Finance and Financial Markets until 1999. He was the Global Head of Market Risk from 1999 through 2003. In 2003 he was appointed Deputy CRO for the Grupo Santander Risk Division.

Jorge Morán — Age 47. Mr. Morán was appointed President and Chief Executive Officer of the Company effective February 1, 2011 and serves on the SHUSA and Sovereign Bank Boards. He also is the Chairman of the Sovereign Oversight Committee and is a member of the SHUSA and Sovereign Executive, Board Enterprise Risk, and Compensation Committees and is a member of the Sovereign CRA Committee. He is also Chairman of the SHUSA Management Executive Committee. He was appointed as a member of the Board of Directors of Santander Consumer USA, Inc. on December 31, 2011.Mr. Morán joined the Santander Group in 2002. Prior to joining SHUSA, Mr. Morán was a Senior Executive Vice President of Banco Santander, head of its Global Insurance Division and a member of the Group’s management committee. Previously he held a number of executive management positions, including Chief Operating Officer of Abbey, Santander’s business in the U.K. and, from 2005 until 2008, a member of its Board of Directors. Before joining Santander, Mr. Morán was Chief Executive Officer of Morgan Stanley for Spain and Portugal and a partner of AB Asesores, a brokerage and asset management company. Mr. Morán also served as a director of marketing for Natwest (now a unit of the Royal Bank of Scotland) and with Citibank in Spain.

José Antonio Alvarez – Age 52 – Mr. Alvarez was appointed to the SHUSA Board on January 26, 2012. He is the Executive Vice President of Financial and Investor Relations for Banco Santander. He started at Banco Santander in Spain in 2002 as the Head of Finance Management. He served as Financial Management Manager/ Financial Director at BBVA from 1999 to 2002 and as Financial Director of Corporacion Bancaria de España, S.A. (Argentina) from 1995 to 1999. Mr. Alvarez is a member of the Board of Directors of Bolsas y Mercados Españoles (BME), the operator of all stock markets and financial systems in Spain.

Jose Maria Fuster — Age 53. Mr. Fuster was appointed to the SHUSA Board on January 26, 2012. He is the Managing Director of Technology and Operations for Banco Santander and a Group Executive Committee member. Additionally, he serves on the board of directors for several companies in the Santander Group. Mr. Fuster previously worked for IBM and Arthur Andersen. He joined Banesto as a Product Manager in 1988 and joined the Santander Group in 1994.

Executive Officers of SHUSA

Certain information, including principal occupation during the past five years, relating to the executive officers of SHUSA, as of the date of this filing is set forth below:

Jorge Morán — Age 47. Mr. Morán was appointed President and Chief Executive Officer of the Company effective February 1, 2011 and serves on the SHUSA and Sovereign Bank Boards. He also is the Chairman of the Sovereign Oversight Committee and is a member of the SHUSA and Sovereign Executive, Board Enterprise Risk, and Compensation Committees and is a member of the Sovereign CRA Committee. He is also Chairman of the SHUSA Management Executive Committee. He was appointed as a member of the Board of Directors of Santander Consumer USA, Inc. on December 31, 2011. Mr. Morán joined the Santander Group in 2002. Prior to joining SHUSA, Mr. Morán was a Senior Executive Vice President of Banco Santander, head of its Global Insurance Division and a member of the Group’s management committee. Previously he held a number of executive management positions, including Chief Operating Officer of Abbey, Santander’s business in the U.K. and, from 2005 until 2008, a member of its Board of Directors. Before joining Santander, Mr. Morán was Chief Executive Officer of Morgan Stanley for Spain and Portugal and a partner of AB Asesores, a brokerage and asset management company. Mr. Morán also served as a director of marketing for Natwest (now a unit of the Royal Bank of Scotland) and with Citibank in Spain.

Juan Carlos Alvarez - Age 41, is the Corporate Treasurer of Sovereign Bank (since 2009) and is a member of the SHUSA Management Executive Committee. Mr. Alvarez was appointed as a member of the Board of Directors of Santander Consumer USA, Inc. on December 31, 2011. He served as Global Head of Treasury and Investments for Santander International Private Banking Unit from 2006 to 2009 and Head of Treasury and Investments for Santander Suisse since 2000. Juan Carlos Alvarez is a CFA charterholder.

Edvaldo Morata — Age 48. Mr. Morata was appointed Managing Director of Corporate Banking in 2010 and previously served as Chief of Staff from 2009-2011. He is a member of the SHUSA Management Executive Committee. Mr. Morata has more than 20 years experience in financial services. He joined the Santander Group in 1996. Most recently, he was Santander’s Chief Executive for Asia in Hong Kong. Previously, he held a number of executive management positions, including head of Asset Management and Private Banking in Brazil and head of Banespa’s International Department when it was acquired by Santander in 2001. Mr. Morata was also a member of the Executive Committee of Santander Brazil. Before joining Santander, Mr. Morata worked for a number of financial institutions including American Express, ING and Citibank. Mr. Morata serves as a member of the Board of Directors of the Greater Boston Chamber of Commerce and the Private Industry Council and as a member of the Board of Trustees of the Cluff Fund.

Juan Guillermo Sabater — Age 43. Mr. Sabater was appointed Chief Financial Officer of the Company in May of 2009. He is also a member of SHUSA Management Executive Committee. Mr. Sabater has 19 years of experience in the banking industry, all of them with Santander. Prior to joining Sovereign Bank, Mr. Sabater worked as a Chief Financial Officer as well in Grupo Santander Chile since September 2006. From 2003 — 2006 Mr. Sabater was the Controller for Grupo Santander’s Consumer Finance Division in Madrid, Spain.

Nuno G. Matos — Age 44. Mr. Matos has served as Managing Director of Retail Business Development and SME Banking since 2009 and was appointed as Managing Director of Retail Banking in 2011. He served on the Board of Directors for SHUSA from March of 2009 to January 2012 and has served on the Board of Directors for Sovereign Bank from March 2009 to present and is a member of the Sovereign’s Board Enterprise Risk and CRA Committees. He is also a member of the SHUSA Management Executive Committee. He was appointed as a member of the Board of Directors of Santander Consumer USA, Inc. on February 14, 2012. Prior to joining SHUSA, Mr. Matos held a number of senior executive management positions for Santander in Europe and South America since joining Santander in 1994. Beginning in 2002, Mr. Matos had worked for Grupo Santander Brazil, where he headed operations and control for the wholesale bank and then led the credit and debit card business for both Banco Real and Santander.

Carlos Garcia — Age 40. Mr. Garcia was appointed to the SHUSA and Sovereign Boards on January 26, 2012. He is the Chief of Staff, Chief of Corporate Affairs and Communications Officer for SHUSA and Sovereign Bank and is a member of the SHUSA Management Executive Committee. Mr. Garcia also serves on the Bank’s CRA Committee. Prior to joining the Company in 2011, Carlos was appointed by the Governor of Puerto Rico as Chairman of the Board, President and CEO of the Government Development Bank for Puerto Rico and served in this capacity from 2009-2011. Mr. Garcia joined the Santander Group in 1997 and for 11 years held a series of executive roles, including President of Banco Santander Puerto Rico and Senior Executive Vice President and Chief Operating Officer of Santander BanCorp. Prior to that, he served as President, CEO and Vice Chairman of the Board of Directors of Santander Securities Corporation, the second largest wealth and asset management firm in Puerto Rico.

David Miree — Age 44. Mr. Miree joined Sovereign in April 2011 as the Managing Director of Retail Network and is a member of the SHUSA Management Executive Committee. Prior to joining Sovereign, he worked at Wells Fargo as Executive Vice President and Regional President for Greater Pennsylvania from May 2008 to December 2010 and he worked at Chevy Chase Bank in Bethesda, Maryland as Senior Vice President and State Banking Executive from February 2003 to May 2008.

Juan Dávila — Age 42. Mr. Dávila was appointed Chief Risk Management Officer for Sovereign Bank in 2009. He is also a member of the SHUSA Management Executive Committee. Prior to his appointment as Chief Risk Management Officer, Mr. Dávila held an executive position in the Bank’s Risk Management Group since he joined the Bank in 2007. From 2004 - 2007, Mr. Dávila served as Chief Risk Officer at Banco Santander, Puerto Rico, responsible for all credit and market risk exposure of the holding company and subsidiaries and was head of the Credit Committee and led a team of more than 125 employees comprising areas of credit, monitoring, market risk, credit policy and risk infrastructure. Mr. Dávila has also held various other senior executive management positions with Banesto and Santander, including the role of risk manager for the Andalucia Region and manager of the risk analysis center for small businesses.

Donna Howe — Age 53. Ms. Howe was appointed as the Chief Risk Officer of SHUSA and Sovereign Bank in January, 2012 and is a member of the SHUSA Management Executive Committee. She previously served as the Chief Risk Officer of Investment Risk for the Hartford Financial Group. Prior to that, she was the founder of Windbeam Risk Advisory and has held positions as the Global Hedge Fund Risk Manager/Managing Director with UBS AG in Stamford, CT (2007-2009), Chief Risk Officer at Angelo, Gordon and Co. (2002 to 2007) and at ABN-AMRO Bank (1997-2002). She is a member of the Board of Directors for the Global Association of Risk Professionals and is a Chartered Financial Analyst.

Federico Papa — Age 41. Mr. Papa was appointed as the Managing Director of Global Banking and Markets in July 2011 and is a member of the SHUSA Management Executive Committee He most recently served as Managing Director and Head of Global Transaction Banking in Europe for Banco Santander from 2008 to 2011 and was previously its Head of Trade, Export and Commodity Finance.

Richard Toomey — Age 67. Mr. Toomey was appointed General Counsel of SHUSA and Sovereign Bank in 2006. He is also a member of the SHUSA Management Executive Committee. He served as Assistant General Counsel of Sovereign Bank from 2000 to 2006. Prior to joining Sovereign Bank, Mr. Toomey served as General Counsel of Sovereign Bank and Fleet Bank, N.A. (NY and NJ) and has 35 years experience in the financial services industry. He is a director of the Greater Boston Legal Services and a Member of Council of the Boston Bar Association.

Juan Andres Yanes — Age 50. Mr. Yanes was appointed to SHUSA and Sovereign Boards on September 29, 2009 and currently serves as a member of the Executive and Board Enterprise Risk Management Committees of the SHUSA and Sovereign Bank and as member of Sovereign’s CRA and Oversight Committee. Mr. Yanes is the Chief Compliance and Internal Controls Officer for SHUSA and Sovereign Bank and previously served as the Chief Corporate Officer of Santander USA. He is a member of the SHUSA Management Executive Committee. He joined the Santander organization in 1991 and was involved in Investment Banking, Corporate Finance and Financial Markets until 1999. He was the Global Head of Market Risk from 1999 through 2003. In 2003 he was appointed Deputy CRO for the Grupo Santander Risk Division.

Eduardo J. Stock — Age 49. Mr. Stock was appointed to the the Sovereign Bank Board effective February 10, 2012. He is currently the managing Director of the Manufacturing Group (since March of 2009) and is a member of the SHUSA Management Executive Committee. Mr. Stock joined Banco Santander in 1993 as head of Treasury and Research for Santander Negócios Portugal. During his tenure at Santander, he held a number of senior executive management positions in the Group’s Portuguese business. Most recently, he served as Chief Financial Officer and head of IT and Operations for Santander Totta, as well as President of Isban Portugal. He is currently a non-executive Board member of Banco Santander Totta.

Francisco J. Simon — Age 40. Mr. Simon was appointed Managing Director of Human Resources in January of 2009. He is also a member of the SHUSA Management Executive Committee. Prior to joining Sovereign Bank, Mr. Simon worked in the human resources areas of other Santander affiliates. From 2000—2003 he served as Coordinator of Human Resources for Santander International Private Banking Groups; from 2003—2008 he was Director of Human Resources for Banco Santander Suisse; and from 2008—2009 he was Director of Human Resources for Banco Santander, New York. Mr. Simon received his law degree from San Pablo University, where he specialized in Finance, Labor Law and Criminology.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires SHUSA’s officers and directors, and any persons owning ten percent or more of SHUSA’s common stock or any class of SHUSA’s preferred stock, to file in their personal capacities initial statements of beneficial ownership, statements of changes in beneficial ownership and annual statements of beneficial ownership with the SEC. Persons filing such beneficial ownership statements are required by SEC regulation to furnish SHUSA with copies of all such statements filed with the SEC. The rules of the SEC regarding the filing of such statements require that “late filings” of such statements be disclosed by SHUSA. Based solely on SHUSA’s review of any copies of such statements received by it, and on written representations from SHUSA’s existing directors and officers that no annual statements of beneficial ownership were required to be filed by such persons, SHUSA believes that all such statements were timely filed in 2011. Since Santander’s acquisition of SHUSA, none of the filers have owned any of SHUSA’s common stock or shares of any class of SHUSA’s preferred stock.

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

Matters Relating to the Audit Committee of the Board

Mr. Ferriss was appointed as Chairman of the Audit Committee on January 25, 2012. Mr. Schoellkopf served as Chairman of the Audit Committee from 2010 to January 25, 2012. Mr. Schoellkopf and Mrs. Heard are members of the Audit Committee.

Item 11.	Executive Compensation.

Compensation Discussion and Analysis

This Compensation Discussion and Analysis relates to the executive officers included in the Summary Compensation Table, which we refer to collectively as the “named executive officers.” We are a wholly owned subsidiary of Banco Santander, S.A., which we refer to as “Santander.” This Compensation Discussion and Analysis explains our role and the role of Santander in setting the compensation of the named executive officers.

For 2011, our named executive officers were:

•	Jorge Morán, President and Chief Executive Officer of Santander Holdings USA, Inc., which we refer to as “SHUSA, commencing on February 1, 2011;

•	Guillermo Sabater, Chief Financial Officer of SHUSA;

•	Thomas G. Dundon, President and Chief Executive Officer of Santander Consumer USA, Inc., which we refer to as “SCUSA,” a subsidiary of SHUSA;

•	Nuno Matos, Managing Director—Retail Banking of SHUSA;

•	Juan Yanes, Chief Executive of Compliance and Internal Control, who commencing providing services for SHUSA on July 28, 2011; and

•	Gabriel Jaramillo, Chairman, President, and Chief Executive Officer of SHUSA through January 31, 2011.

General Philosophy and Objectives

The fundamental principles that Santander and we follow in designing and implementing compensation programs for the named executive officers are to:

•	attract, motivate, and retain highly skilled executives with the business experience and acumen necessary for achieving our long-term business objectives;

•	link pay to performance;

•	align, to an appropriate extent, the interests of management with those of Santander and its shareholders; and

•	use our compensation practices to support our core values and strategic mission and vision.

Santander aims to provide a total compensation package that is comparable to that of similar financial institutions in the country in which the executive officer is located. Within this framework, Santander considers each component of each named executive officer’s compensation package independently, that is, Santander does not evaluate what percentage each component equals with respect to the total compensation package.

In general, Santander took into account individual performance, level of responsibility, and track record within the organization in setting each of the named executive officer’s compensation for 2011.

In general, we seek to maximize deductibility for tax purposes of all elements of the compensation of the named executive officers. We review compensation plans in light of applicable tax provisions and revise compensation plans and arrangements from time to time to maximize deductibility. We, however, may approve compensation or compensation arrangements for the named executive officers that do not qualify for maximum deductibility when we deem it to be in our best interest.

This section of the Compensation Discussion and Analysis provides information with respect to our named executive officers:

•	the general philosophy and objectives behind their compensation,

•	the role and involvement of the several parties in the analysis and decisions regarding their compensation,

•	the general process of determining their compensation,

•	each component of their compensation, and

•	the rationale behind the components of their compensation.

Since we are a wholly owned subsidiary of Santander and do not hold shareholder meetings, we do not conduct shareholder advisory votes.

The Parties Involved in Determining Executive Compensation

The Role of Our Compensation Committee

As of the date of the filing of this Annual Report on Form 10-K, our Compensation Committee included Messrs. Morán and Schoellkopf and Ms. Heard, who is the Committee chair. Our Compensation Committee has the responsibility of, among other things:

•	approving the terms of our incentive compensation programs, including the Executive Bonus Program in which our named executive officers participate;

•

reviewing and approving the risk assessment process to be utilized by our Compensation Risk Mitigation Committee (which we describe below) in connection with our incentive compensation programs, including the Executive Bonus Program;

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

•

overseeing the administration of our qualified retirement plan under which all eligible employees can participate, including the named executive officers, as well as certain deferred compensation plans; and

•

approving our affirmative action plan and reviewing, at least annually, the Company’s hiring, termination, compensation and other employment practices as they relate to the Company’s affirmative action plan.

The fundamental authority and responsibilities of our Compensation Committee in 2011 with respect to compensation matters related to the named executive officers was to:

•	evaluate the standards of the Executive Bonus Program against the guidance issued by the regulatory authorities applicable to us;

•	review the incentive compensation proposed to be granted to our named executive officers; and

•	approve any required reports on executive compensation for inclusion in our filings with the SEC, including this Annual Report on Form 10-K.

Our Compensation Committee met five times in 2011.

The Role of Santander’s Evaluation and Bonus Committee

Santander’s Evaluation and Bonus Committee has the authority and responsibility to oversee the performance management reviews, and to prepare the bonus pools for management to present to Santander’s Appointments and Remuneration Committee. Santander’s Evaluation and Bonus Committee also approves individual bonus awards that Santander’s Board does not ultimately approve.

The Role of Santander’s Appointments and Remuneration Committee

Santander’s Appointments and Remuneration Committee has the authority and responsibility to, among other things, present to Santander’s Board the compensation of Santander’s senior executives, which group includes each of the named executive officers.

The Role of Santander’s Board of Directors

Santander’s Board of Directors approves the compensation of certain of Santander’s management, including our named executive officers. Santander’s Board of Directors has delegated certain of its powers and responsibilities to its Executive Committee.

The Role of Santander Consumer Finance’s Board of Directors

Santander Consumer Finance’s Board of Directors, in consultation with Santander Consumer Finance’s Corporate Rewards and Compensation Committee, proposes Mr. Dundon’s bonus to Santander’s Evaluation and Bonus Committee. Santander Consumer Finance generally runs Santander’s global consumer finance line of business.

The Role of our Management

In 2010, we established a management advisory and consultation committee, which we call the Compensation Risk Mitigation Committee, to among other purposes, oversee our incentive compensation programs and make recommendations to our Compensation Committee with respect to our incentive compensation programs. A key responsibility of our Compensation Risk Mitigation Committee is to review our incentive compensation programs to ensure the programs do not incentivize excessive risk and make recommendations to our Compensation Committee in accordance with applicable law. The Compensation Risk Mitigation Committee is chaired by our Managing Director of Human Resources and met three times in 2011.

Our management also played a role in other parts of the compensation process with respect to the named executive officers in 2011. Mr. Morán generally performed (or delegated to our human resources department) management’s responsibilities (except with respect to his own compensation) in accordance with the rules set forth by Santander. The most significant aspects of management’s role in the compensation process were presenting, and recommending for approval, salary and bonus recommendations for the named executive officers to Santander’s Evaluation and Bonus Committee and, with respect to Messrs. Morán and Yanes, Santander’s Appointments and Remuneration Committee and presented the proposed bonus recommendations to our Compensation Committee for its review.

Management did not have any role in setting Mr. Dundon’s compensation for 2011.

None of the named executive officers determined or approved any portion of their compensation for 2011.

The Role of Outside Independent Compensation Advisors

Santander’s Appointments and Remuneration Committee engaged Towers Watson to assist in setting fixed and variable compensation for Santander’s worldwide employees. In addition, Santander’s human resource department engaged ORC Worldwide to assist it in determining possible salary adjustments for expatriate employees, including the named executive officers, as we describe below. ORC Worldwide provided data on the compensation of expatriate employees of other global financial institutions.

We did not engage a compensation consultant for 2011.

Components of Executive Compensation

For 2011, the compensation that we paid to our named executive officers consisted primarily of base salary and short- and long-term incentive opportunities, as we describe more fully below. In addition, the named executive officers are eligible for participation in company-wide benefits plans, and we provide the named executive officers with certain benefits and perquisites not available to the general team member population but that are, in the case of our expatriate executives, in accordance with Santander’s International Mobility policy. In general, Santander’s objective in establishing its International Mobility Policy is to permit all expatriate employees, which include the named executive officers, to maintain on an equal basis the same standard of living that they were accustomed to in the employee’s originating country.

Base Salary

Base salary represents the fixed portion of the named executive officers’ compensation and we intend it to provide compensation for expected day-to-day performance. The base salaries of the named executive officers were generally set in accordance with each named executive officer’s employment or letter agreement and Santander’s International Mobility policy for expatriate executives of similar levels. While each of the named executive officer’s employment or letter agreements provide for the possibility of increases in base salary, annual increases are not guaranteed. Our Managing Director of Human Resources consulted with Santander’s Appointments and Remuneration Committee and Santander’s Board of Directors in setting the base salary of Messrs. Morán and Yanes. Santander’s Evaluation and Bonus Committee issued recommendations with respect to Santander’s overall salary policy for 2011 for Santander’s “Top Red” executives, including Messrs. Sabater, Dundon, and Matos. Mr. Morán recommends for approval to Santander’s Head of Corporate Human Resources, the base salaries for these executives, other than Mr. Dundon, based, in part, on these recommendations.

Annual Discretionary Bonuses

In certain cases, we award annual discretionary bonuses to the named executive officers to motivate and reward outstanding performance. These awards permit us to apply discretion in determining awards rather than applying a formulaic approach that may inadvertently reward inappropriate risk-taking. None of the named executive officers received discretionary bonuses for 2011.

Retention Bonuses

In certain limited cases, we will provide retention bonuses to certain of our executive officers as an inducement for them to stay in active service with us. We made no retention bonuses to the named executive officers in 2011.

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

On May 17, 2011, based on the recommendation of our Executive Committee/Compensation Risk Mitigation Committee, our Compensation Committee approved the Sovereign Bank Executive Bonus Program for Messrs. Morán, Sabater, and Matos. SCUSA’s Board of Directors approved the SCUSA Executive Bonus Program for Mr. Dundon. Santander approved Mr. Yanes’s Executive Bonus Program. We collectively refer to these programs as the “Executive Bonus Program.” The Executive Bonus Program is aligned directly with Santander’s corporate bonus program for executives of similar levels across the Santander platform. The program provides for significant variance in the amount of potential awards, higher or lower, in order to reinforce our pay for performance philosophy. Each of the named executive officers, except for Mr. Jaramillo, participated in the Executive Bonus Program for 2011.

The Executive Bonus Program incorporate both Santander and subsidiary metrics to ensure that the plan award pool links the pay of its executives to the pay of other executives of similar levels within the Santander platform. Santander’s financial control division set both subsidiary and Santander’s targets. We reviewed the appropriateness of the financial measures used in the Executive Bonus Program with respect to the named executive officers and the degree of difficulty in achieving specific performance targets and determined that there was a sufficient balance.

The quantitative metrics for determining the funding scheme for 2011 included net profit and return on risk-adjusted capital targets as follows:

•	for Messrs. Morán, Sabater, and Matos, 60% determined based upon SHUSA’s net attributable profits for 2011 versus its target for 2011

•	for Messrs. Morán, Sabater, and Matos, 10% determined based upon SHUSA’s return on risk-adjusted capital for 2011 versus its target for 2011

•	for Messrs. Morán, Sabater, and Matos, 25% determined based upon Santander’s net profits for 2011 versus its target for 2011

•	for Messrs. Morán, Sabater, and Matos, 5% determined based upon Santander’s return on risk-adjusted capital for 2011 versus its target for 2011

•	for Mr. Dundon, 100% determined based upon Santander Consumer Finance’s net profits for 2011 versus its target for 2011

•	for Mr. Yanes, 100% determined based upon Santander’s net profits for 2011 versus its target for 2011

Santander’s Evaluation and Bonus Committee may also adjust the funding scheme based on circumstances, including our risk and liquidity profile, the relevant entity’s degree of compliance with local regulations and Santander policies, and, in general, the quality of results. For 2011, there was no such adjustment.

We assigned each participant in the Executive Bonus Program a base bonus amount at the beginning of 2011, based on grade level, market benchmark for the position, authority, duties, responsibilities, and job type. We determine base bonus amounts, subject to Santander’s Evaluation and Bonus Committee review and approval. If the relevant entity achieves a certain level of net profit or return on risk-adjusted capital target, the plan award pool is funded by a specific percentage of the aggregate base bonus amounts of the participants as set forth below

September 30,
Achievement of Target	Percentage Payout of Target Bonus Amount
130%	150%
120%	140%
110%	130%
105%	120%
100%	110%
95%	100%
90%	90%
80%	80%
75%	65%
70%	50%
<70%	0%

If the actual quantitative metric falls between the above achievement points, the percentage payout will be interpolated.

For purposes of the Sovereign Bank Executive Bonus Program, SHUSA’s net attributable profits, after adjustments for SCUSA, group consolidation, and one-time charges, were $732 million. This amount resulted in the achievement of 94.2% of the internal net profit target under the Sovereign Bank Executive Bonus Program. In addition, SHUSA’s return on risk-adjusted capital, after the same adjustments, was 18.3% which resulted in achievement of 92.9% of the return on risk-adjusted capital target.

Santander’s attributable net profits were €5,351 million, after extraordinary capital gains and other provisions. As determined by Santander’s Bonus and Evaluation Committee under the bonus program, Santander achieved 82.9% of the internal net profits target. In addition, Santander’s return on risk-adjusted capital was 16.3%, which, as determined by the Evaluation and Bonus Committee under the program, resulted in achievement of 88.1% of the internal return on risk-adjusted capital target.

Santander Consumer Finance’s attributable profits were €1,228 million, before adjustments for one-time charges. Under the SCUSA bonus program, this resulted in the achievement of 135.5% of the internal net profits target.

Based on these results, the percentage payout under the Executive Bonus Program for the named executive officers was as follows:

•	94.1% for Messrs. Moran, Sabater, and Matos 2011

•	140% for Mr. Dundon

•	83.9% for Mr. Yanes

We multiply this percentage by each named executive officer’s target bonus amount to establish a proposed bonus amount for the executive. We disclose the named executive officers’ threshold, target, and maximum bonus amounts in the “Grants of Plan-Based Awards—2011” table. Each named executive officer’s proposed bonus amount is subject to upward or downward adjustment based on the executive’s individual performance evaluation, but in no event will the aggregate total of the actual bonus amounts exceed the aggregate total of the proposed bonus amounts. The results of such individual performance evaluations are distributed normally as follows: 10% of executives will receive a score of “exceptional,” 15% of executives will receive a score of “outstanding,” 50% of executives will receive a score of “expected,” 15% of executives will receive a score of “close to average,” and 10% of executives will receive a score of “improvable.”

We set forth the bonus opportunities for the named executive officers for 2011 for Messrs. Morán, Sabater, Dundon, Matos, and Yanes in the table captioned “Grant of Plan-Based Awards—2011.” Mr. Jaramillo did not have a bonus target for 2011.

We conducted a detailed assessment of each named executive officer’s accomplishments versus pre-established goals for the year with respect to the individual performance evaluation results. These goals included specific goals directly related to the named executive officer’s job responsibilities. These goals are generally not objective, formulaic, or quantifiable.

In January 2012, Mr. Morán recommended to our Compensation Committee the bonus amounts, if any, awarded under the enhanced Executive Bonus Program for 2011 to Messrs. Sabater and Matos. Santander’s Evaluation and Bonus Committee, in consultation with Mr. Morán, approved the final bonus amounts for these named executive officers.

Santander’s Board of Directors approved Messrs. Morán’s, Yanes’s, and Dundon’s bonus for 2011 in consultation with Santander’s Appointments and Remuneration Committee.

The awards under the Executive Bonus Program are paid 50% in cash and 50% in shares of Santander common stock. We made current awards to the named executive officers under the Executive Bonus Program as short-term incentive awards for 2011 in the amounts that we set forth in the Summary Compensation Table under the caption “Non-Equity Incentive Plan Compensation.” These amounts include payments made with respect to each of the named executive officer’s individual performance and the performance of Santander, SHUSA, and Santander Consumer Finance, as applicable. Participants are required to defer a portion of the bonus as we describe below under the caption “Long-Term Incentive Compensation.” Any award made in shares of Santander common stock under the Executive Bonus Program is subject to a one-year holding requirement from the payment date of the award. For 2012, we anticipate that the structure of our short-term incentive compensation program will be substantially the same as it was in 2011 although no final decision has been made as of the date of the filing of this Annual Report on Form 10-K. As of the date of the filing of this Annual Report on Form 10-K, we have not set the target amounts for 2012, nor have we determined the bonus opportunities for the named executive officers for 2012.

Long-Term Incentive Compensation

For years prior to 2011, each of our named executive officers was eligible to participate in the Performance Shares Plan. The Performance Shares Plan was the main instrument that Santander uses for providing medium- and long-term incentive compensation for selected executives across its global platform. Santander developed the Performance Shares Plan to align the interests of Santander’s executives with those of its shareholders. The named executive officers did not receive any awards under the Performance Shares Plan for 2011, but vested in certain awards that we made in previous years. We describe the Performance Shares Plan and the awards made to the named executive officers under the caption “Our Equity Compensation Plans” in the discussion following the Summary Compensation Table.

Under the Executive Bonus Program, certain Santander executives, including the named executive officers, are required to defer a portion of their bonus. Messrs. Morán and Yanes must each defer 50% of their awards and Messrs. Sabater, Dundon, and Matos each must defer 40% of their awards. The deferred bonus (whether payable in cash or Santander common stock) is payable in three annual installments if the executive officer remains employed at Santander through the applicable payment date and the executive officer meets certain performance conditions. We describe the deferral portion of the Executive Bonus Program more fully under the section entitled “Our Equity Compensation Plans.”

SCUSA has adopted the Santander Consumer USA, Inc. 2011 Management Equity Plan, which we refer to as the “SCUSA Equity Plan.” Under the SCUSA Equity Plan, eligible SCUSA employees and directors, including Mr. Dundon, are eligible to receive options to purchase SCUSA common stock with an exercise price of at least the fair market value of SCUSA common stock on the date of grant. Grants may be in the form of time options, with vesting based on continued provision of services to SCUSA, or in the form of performance options, with vesting based on continued service with SCUSA and the achievement of performance targets relating to SCUSA’s return on equity.

SCUSA did not make any awards under the SCUSA Equity Plan in 2011. We describe the SCUSA Equity Plan more fully under the section entitled “Our Equity Compensation Plans.”

Certain of Santander’s executive management team, including Mr. Morán and Mr. Jaramillo, participated in the Obligatory Investment Plan. Under the Obligatory Investment Plan, participants were required to dedicate 10% of their annual bonus compensation to the purchase of Santander common stock. If the participant held such shares for three years, Santander will provide a 100% match on the shares that the executive purchased. Messrs. Sabater, Dundon, Matos, and Yanes do not participate in the Obligatory Investment Plan. The Obligatory Investment Plan terminated by its terms in 2010 for bonuses earned for 2009 performance. We describe the Obligatory Investment Plan in more detail under the caption “Our Equity Compensation Plans” in the discussion following the Summary Compensation Table.

Other Compensation

Compensation packages for the named executive officers are modeled to be competitive globally and within the country of assignment, and attractive to each executive in relation to the significant commitment he or she must make in connection with a global posting. In addition to the benefits that all our team members are eligible to participate in, these named executive officers are eligible for certain other benefits and perquisites. The additional benefits and perquisites that were significant when compared to other compensation received by our other executive officers include housing expenses, children’s education costs, travel expenses, and tax equalization payments. These benefits and perquisites are, however, consistent with those paid to similarly placed Santander executives who are subject to appointment to Santander locations globally as deemed appropriate by Santander senior management. Additionally, Santander reviewed compensation surveys of human resources advisory firms, which have shown that these types of benefits and perquisites are common elements of expatriate programs of global companies.

We describe the additional perquisites and benefits that we paid to the named executive officers below in the notes to the Summary Compensation Table.

Retirement Benefits

Each of the named executive officers is eligible to participate in their respective employer’s qualified retirement plan under the same terms as other of such employer’s eligible employees. In addition, certain of Santander’s executive officers, including Mr. Sabater is eligible to participant in a defined contribution retirement plan. In addition, Messrs. Morán and Yanes are entitled to certain payments under their employment agreements with Santander upon their retirement under certain circumstances. Santander provides these benefits in order to foster the development of these executives’ long-term careers with Santander. We describe these executive officers’ retirement benefits below under the captions “Other Arrangements”

Employment and Letter Agreements

We have entered into letter agreements with our named executive officers to establish key elements of compensation that differ from our standard plans and programs. Santander has also entered into employment agreements with Messrs. Morán, Dundon, and Yanes. Messrs. Morán’s, Dundon’s, and Yanes’s agreements with Santander facilitates the creation of covenants, such as those prohibiting post-employment competition or solicitation by the executives. We and Santander believe these agreements provide stability to the organization and further our overarching compensation objective of attracting and retaining the highest quality executives to manage and lead us. We discuss these agreements below under the caption “Description of Employment and Related Agreements.”

Benchmarking

Neither we nor Santander undertook benchmarking in 2011 with respect to the compensation of the named executive officers, except that Santander undertook some internal benchmarking with respect to the compensation of its expatriate executives.

Matters Relating to the Compensation Committee of the Board

Compensation Committee Report

For purposes of Item 407(e)(5) of Regulation S-K, the Compensation Committee furnishes the following information. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included in Part III—Item 11 of the Form 10-K with management. Based upon the Compensation Committee’s review and discussion with management, the Compensation Committee has recommended that the Compensation Discussion and Analysis be included in the Form 10-K for the fiscal year ended December 31, 2011.

Submitted by:

Marian L. Heard, Chair

Jorge Morán

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

Compensation Committee Interlocks and Insider Participation

The following directors served as members of our Compensation Committee in 2011: Marian Heard (Chair), Wolfgang Schoellkopf, and Jorge Morán, who replaced Gabriel Jaramillo on the Committee on February 1, 2011. Mr. Jaramillo served on our Compensation Committee from January 20, 2010 through January 31, 2011.

Gabriel Jaramillo and Jorge Morán each had lending relationships with Sovereign Bank that were made and remained in compliance with Regulation O of the Board of Governors of the Federal Reserve System. Such loans (i) were made in the ordinary course of business, (ii) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Sovereign Bank, and (iii) did not involve more than the normal risk of collectability or present other unfavorable features. As detailed in Item 13 of this Form 10-K, during the 2011 fiscal year, Messrs. Morán and Jaramillo also served as executive officers of Santander or an affiliated entity, and certain relationships existed between SHUSA and its affiliates, on one hand, and Santander and its affiliates, on the other hand. With these exceptions, no member of the Compensation Committee (i) was, during the 2011 fiscal year, or had previously been, an officer or employee of SHUSA or its subsidiaries nor (ii) had any direct or indirect material interest in a transaction of SHUSA or a business relationship with SHUSA, in each case that would require disclosure under the applicable rules of the SEC. Except as described above, no other interlocking relationship existed between any member of our Compensation Committee or an executive officer of SHUSA, on the one hand, and any member of the Compensation Committee (or committee performing equivalent functions, or the full Board of Directors) or an executive officer of any other entity, on the other hand, requiring disclosure pursuant to the applicable rules of the SEC.

Summary Compensation Table—2011

	xxx	xxx	xxx	xxx	xxx	xxx	xxx	xxx	xxx
Name and Principal Position	Year	Salary ($) (6)	Bonus ($)	Stock Awards ($) (7)	Option Awards ($) (7)	Non-Equity Incentive Plan Compen- sation ($)(8)	Change in Pension Value and Nonqualified Deferred Compen- sation Earnings ($) (9)	All Other Compen- sation ($) (10)	Total ($)

Jorge Morán (1) President and Chief Executive Officer	2011	$1,888,398	$0	$727,481	$0	$1,766,076	$7,169,290	$771,850	$12,323,095

Guillermo Sabater Chief Financial Officer	2011	$284,222	$0	$331,791	$0	$330,000	$0	$362,509	$1,308,521
	2010	$283,944	$0	$202,200	$0	$748,000	$0	$351,257	$1,585,401
	2009	$224,036	$62,627	$54,824	$0	$275,000	$0	$292,324	$908,811

Thomas G. Dundon (2) President and Chief Executive Officer of Santander Consumer USA, Inc.	2011	$1,028,039	$0	$711,838	$0	$1,022,823	$0	$145,922	$2,908,622

Nuno Matos (3) Managing Director— Retail Banking	2011	$395,668	$0	$975,668	$0	$600,000	$0	$398,729	$2,319,571
	2010	$364,703	$0	$370,700	$0	$1,547,238	$0	$403,814	$2,686,455
	2009	$359,476	$187,880	$148,808	$0	$1,025,000	$0	$325,887	$2,047,051

Juan Yanes (4) Chief Executive of Compliance and Internal Control	2011	$464,727	$0	$842,188	$0	$970,815	$1,903,620	$394,742	$3,770,081

Gabriel Jaramillo (5) Former Chairman, President, and Chief Executive Officer	2011	$1,006,500	$0	$0	$0	$0	$0	$3,535	$1,010,035
	2010	$2,013,000	$0	$1,264,942	$0	$3,635,537	$0	$1,041,281	$7,954,760
	2009	$1,869,987	$0	$0	$0	$4,560,000	$0	$1,051,301	$7,481,288

Footnotes:

1.	Mr. Morán began serving as our President and Chief Executive Officer on February 1, 2011. Mr. Morán also served as a director SHUSA and Sovereign Bank for 2011. Mr. Morán receives no compensation for his service as a director.

2.	Mr. Dundon also served as a director of SHUSA and SCUSA commencing on April 14, 2011. Mr. Dundon receives no compensation for his service as a director.

3.	Mr. Matos also served as a director of SHUSA and Sovereign Bank for 2011. Mr. Matos receives no compensation for his service as a director. Mr. Matos served as Managing Director—Retail Business Development and Marketing through January 2, 2011.

4.	In 2011, Mr. Yanes was employed by Santander’s New York Branch but commenced performing services for SHUSA on July 28, 2011. Mr. Yanes formally became an employee of SHUSA on February 1, 2012. Amounts reflect compensation that Mr. Yanes received with respect to his service with SHUSA. Mr. Yanes also served as a director SHUSA and Sovereign Bank for 2011. Mr. Yanes receives no compensation for his service as a director.

5.	Mr. Jaramillo stepped down as President and Chief Executive Officer of SHUSA on January 31, 2011. Mr. Jaramillo served as a director of SHUSA from February 1, 2011, through June 29, 2011. Mr. Jaramillo also served as a director of Sovereign Bank and provided consulting services to Sovereign Bank from February 1, 2011, through December 21, 2011.

6.	Amounts in this column are based on actual base compensation paid through the end of the applicable fiscal year. Amount for Mr. Jaramillo for 2011 includes $200,556 that we paid to Mr. Jaramillo for service on the SHUSA and Sovereign Bank Boards in 2011.

7.	The amounts in these columns reflect the grant date fair value of such awards in accordance with A.S.C. Topic 718, for equity awards granted under Santander’s equity compensation plans. We include the assumptions used in the calculation of these amounts in the footnotes to our audited financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2011. We describe Santander’s equity compensation programs under the caption “Our Equity Compensation Plans.”

8.	The amounts in this column for 2011 do not include amounts payable in Santander common stock that vest in future years pursuant to the terms of the Executive Bonus Program. We describe the Executive Bonus Program under the caption “Short-Term Incentive Compensation.” The amounts in this column 2011 reflect the change in the structure of our bonus program from earlier years. The bonuses earned by the named executive officers for 2011 before deferral were:

September 30,
Named Executive Officer	Bonus
Jorge Morán	$3,532,154
Guillermo Sabater	$660,000
Thomas Dundon	$2,045,645
Nuno Matos	$1,200,000
Juan Yanes	$1,941,631

9.	Includes the aggregate change in the actuarial present value of the amounts that Messrs. Morán and Yanes are entitled to receive upon their retirement pursuant to the terms of their employment agreements with Santander.

10.	Includes the following amounts that we paid to or on behalf of the named executive officers:

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,
	Year	Morán	Sabater	Dundon	Matos	Yanes	Jaramillo

Provision of Car, Car Allowance, or Personal Use of Company Automobile (*)	2011	$8,186	$12,912	$12,246	$12,912	$3,987	$0
	2010	$—	$12,912	$—	$12,912	$—	$0
	2009	$—	$5,932	$—	$12,142	$—	$132,079

Santander Contribution to	2011	$0	$39,761	$12,250	$0	$0	$0
Defined Contribution Plan	2010	$—	$37,832	$—	$40,969	$—	$0
	2009	$—	$29,196	$—	$0	$—	$0

Club	2011	$1,727	$0	$12,336	$1,282	$293	$105
Memberships	2010	$—	$0	$—	$1,282	$—	$1,873
	2009	$—	$0	$—	$738	$—	$2,888

Relocation Expenses	2011	$150,000	$0	$0	$0	$1,750	$0
and Temporary	2010	$—	$0	$—	$0	$—	$0
Housing	2009	$—	$71,452	$—	$37,438	$—	$10,591

Housing Allowance,	2011	$258,856	$129,199	$0	$133,184	$314,454	$0
Utility Payments,	2010	$—	$235,157	$—	$138,557	$—	$570,000
and Per Diem	2009	$—	$50,672	$—	$58,777	$—	$411,400

Legal, Tax, and Financial	2011	$0	$6,536	$109,090	$49,909	$0	$0
Consulting	2010	$—	$4,390	$—	$0	$—	$65,173
Expenses	2009	$—	$0	$—	$1,295	$—	$64,811

Life Insurance Allowance	2011	$0	$0	$0	$0	$6,187	$0
and Medical and	2010	$—	$0	$—	$0	$—	$65,605
Dental Reimbursements	2009	$—	$0	$—	$0	$—	$63,897

Tax	2011	$294,760	$100,147	$0	$130,214	$31,148	$0
Reimbursements (**)	2010	$—	$82,717	$—	$129,271	$—	$332,870
	2009	$—	$91,680	$—	$147,363	$—	$362,387

School Tuition	2011	$36,967	$58,804	$0	$1,054	$35,468	$0
and Language	2010	$—	$47,170	$—	$65,899	$—	$0
Classes	2009	$—	$40,400	$—	$64,511	$—	$0

Paid Parking	2011	$4,758	$5,880	$0	$5,880	$0	$3,430
	2010	$—	$5,760	$—	$5,760	$—	$5,760
	2009	$—	$2,992	$—	$3,623	$—	$3,248

Airfare for Annual	2011	$16,597	$9,270	$0	$13,800	$5,442	$0
Trip Home	2010	$—	$25,318	$—	$9,163	$—	$0
	2009	$—	$0	$—	$0	$—	$0

Total	2011	$771,850	$362,509	$145,922	$348,235	$398,729	$3,535
	2010	$—	$351,257	$—	$403,814	$—	$1,041,281
	2009	$—	$292,324	$—	$325,887	$—	$1,051,301

(*)	The value that we attribute to the personal use of SHUSA-provided automobiles (as calculated in accordance with Internal Revenue Service guidelines) is generally included as compensation on the Forms W-2 of the named executive officers who receive such benefits. Each such named executive officer is responsible for paying income tax on such amount (generally subject to the right of each named executive officer to receive a tax gross-up payment with respect to the provision of such benefits). We determined the aggregate incremental cost of any personal use of company automobiles in accordance with the requirements of the U.S. Treasury Regulation § 1.61-21.

(**)	Includes amounts paid to gross up for tax purposes certain perquisites in accordance with an applicable letter agreement or other arrangement.

Grants of Plan-Based Awards—2011

	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX	XXXX
		Estimated Possible Future Payouts Under Non-Equity Incentive Plan Awards (1)			Estimated Possible Future Payouts Under Equity Incentive Plan Awards		All Other Stock Awards: Number of Shares of Stock or Units (#) (3)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Minimum (#)	Target (#) (2)

Jorge Morán		$1,458,400	$2,916,800	$4,375,200
	3/22/2011					60,674				$727,481
	2/15/2011					42,392				$429,044

Guillermo Sabater		$312,992	$625,984	$938,977
	3/22/2011					20,000				$239,800
	2/15/2011					9,090				$91,991

Thomas Dundon		$730,588	$1,461,175	$2,191,763
	3/22/2011					37,080				$444,589
	2/15/2011					26,408				$267,249

Nuno Matos		$668,189	$1,336,378	$2,004,567
	3/22/2011					28,000				$335,720
	2/15/2011					63,236				$639,948

Juan Yanes		$970,816	$1,941,632	$2,912,448
	3/22/2011					40,970				$491,230
	2/15/2011					34,677				$350,958

Gabriel Jaramillo		$0	$0	$0
	3/22/2011					0				$0

Footnotes:

(1)	These columns reflect the estimated possible payouts for named executive officers under the applicable bonus program for fiscal year 2011 based on the performance targets that we set in September 2011. We report the actual awards paid out under our bonus programs in the Summary Compensation Table and describe our bonus programs in the Compensation Discussion & Analysis.

(2)	This column reflects the target numbers of shares of common stock that each named executive officer may receive under the I-13 Plan and the Executive Bonus Program. We describe the I-13 Plan and the Executive Bonus Program under the caption “Our Equity Compensation Plans.”

(3)	This column reflects the maximum number of shares of SCUSA common stock that Mr. Dundon may acquire pursuant to the exercise of time options granted under the SCUSA Equity Plan.

Outstanding Equity Awards at Fiscal 2011 Year End

	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,	September 30,		September 30,
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Number of Unearned Shares, Units or Other Rights that have not Vested (#)		Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)

Jorge Morán	0	0	0					60,674	(1)	$461,614
								60,674	(2)	$461,614
								24,590	(3)	$187,083
								13,328	(4)	$101,401
								42,392	(5)	$322,523
Guillermo Sabater	0	0	0					15,000	(1)	$114,122
								20,000	(2)	$152,162
								9,090	(5)	$69,158
Thomas Dundon	0	0	0					36,000	(1)	$380,159
								37,080	(2)	$391,564
								26,408	(5)	$200,915
Nuno Matos	0	0	0					27,500	(1)	$209,223
								28,000	(2)	$213,027
								63,236	(5)	$481,106
Juan Yanes	0	0	0					40,970	(1)	$432,642
								40,970	(2)	$432,642
								34,677	(5)	$263,826
Gabriel Jaramillo	0	0	0					0		$0

Footnotes:

(1)	Santander awarded these restricted stock units on February 15, 2010, as part of the I-12 Plan. These units vest in accordance with the terms of the I-12 Plan, which we describe under the caption “The Performance Shares Plan.”

(2)	Santander awarded these restricted stock units on March 22, 2011, as part of the I-13 Plan. The units vest in accordance with the terms of the I-13 Plan, which we describe under the caption “The Performance Shares Plan.”

(3)	Santander awarded these shares on February 26, 2009, under the Obligatory Investment Plan. The shares vested on February 26, 2012, in accordance with the terms of the Obligatory Investment Plan, which we describe under the caption “The Obligatory Investment Plan.”

(4)	Santander awarded these shares on February 22, 2010, under the Obligatory Investment Plan. The shares vest on February 22, 2013, in accordance with the terms of the Obligatory Investment Plan.

(5)	Santander awarded these shares on February 15, 2011, under the Executive Bonus Program. One-third of the shares vested on February 15, 2012, one-third vest on February 15, 2013, and one-third vest on February 15, 2014, in accordance with the terms of the Executive Bonus Program, which we describe in the Compensation Discussion and Analysis.

Option Exercises and Stock Vested—2011

	September 30,	September 30,	September 30,	September 30,
	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (#)

Jorge Morán			43,303	$457,280
Guillermo Sabater			6,020	$63,571
Thomas Dundon			36,963	$390,328
Nuno Matos			16,340	$172,550
Juan Yanes			29,240	$409,847
Gabriel Jaramillo			0	$0
Our Equity Compensation Plans

As we describe in the Compensation Discussion and Analysis, the named executive officers receive a portion of their compensation in Santander common stock (or American Depositary Shares, in the case of native U.S. participants or participants who elect to have their shares delivered in the U.S.). Set forth below is a description of the equity compensation plans through which we make these common stock awards.

The Performance Shares Plan

As we describe above in the Compensation Discussion & Analysis, each of our named executive officers (other than Mr. Jaramillo) was eligible to participate in the Performance Shares Plan in 2011. The Performance Shares Plan, which Santander sponsors for all of its eligible employees, generally consists of a multi-year bonus plan under which Santander may award a participant a maximum number of shares of Santander common stock. The shares are subject to certain pre-established service and performance requirements.

Santander makes awards under the Performance Shares Plan in cycles, with one cycle ending each year. We describe the three cycles (each of which we refer to as the “I-11 Plan,” the “I-12 Plan,” and the “I-13 Plan” respectively) for which the named executive officers vested in or received shares in 2011. Santander shareholders approved each of these plans at annual meetings of shareholders. Each plan is similarly structured and has the following features:

•	Each cycle is for a three-year period, with payout of shares no later than July 31 of the year following the end of the cycle, as follows:

Plan	Cycle	Date of Payout

I-11 Plan	2008 through 2010	No later than July 31, 2011

I-12 Plan	2009 through 2011	No later than July 31, 2012

I-13 Plan	2010 through 2012	No later than July 31, 2013

•

The maximum number of shares that each participant is eligible to receive under each cycle was entirely discretionary as Santander determined based on the each participant’s level within the Santander organization.

•	Each plan provides that a percentage of the maximum number of shares will vest in accordance with:

•

in the case of the I-11 Plan, pre-established Santander total shareholder return (which we refer to as “TSR”) and growth in earnings per share goals compared to a peer group, with each goal weighted 50%; and

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

•

The I-11 Plan defines growth in earnings per share as the percentage ratio between the earnings per common share as the applicable entity discloses in its consolidated annual financial statements at the beginning and end of each cycle.

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

Santander paid out the applicable number of shares under the I-11 Plan by July 31, 2011, in accordance with its terms. The maximum number of shares payable under each of the other plans as of the end of 2011 to the named executive officers is as follows:

	September 30,	September 30,
Named Executive Officer	I-12 Plan	I-13 Plan

Jorge Morán *	60,674	60,674

Guillermo Sabater	15,000	20,000

Thomas Dundon	36,000	37,080

Nuno Matos	27,500	28,000

Juan Yanes	40,970	40,970

Gabriel Jaramillo	60,000	0

*	Shares were awarded to Mr. Morán prior to becoming our President and Chief Executive Officer.

The I-11 Plan

The TSR and growth in earnings per share goals and the associated possible percentages that participants may earn under the I-11 Plan are as follows:

	September 30,	September 30,	September 30,
Santander’s position in the TSR ranking	Percentage of shares earned of maximum	Santander’s position in the EPS growth ranking	Percentage of shares to be delivered of maximum
1st to 6th	50%	1st to 6th	50%
7th	43%	7th	43%
8th	36%	8th	36%
9th	29%	9th	29%
10th	22%	10th	22%
11th	15%	11th	15%
12th or below	0%	12th or below	0%

The I-12 Plan and I-13 Plan

The TSR goals are as follows and the associated possible percentages that participants may earn under the I-12 Plan are as follows:

September 30,
Santander’s position in the TSR ranking	Percentage of shares earned of maximum
1st to 5th	100.0%
6th	82.5%
7th	65.0%
8th	47.5%
9th	30.0%
10th or below	0%

Bonus Deferral under the 2011 Executive Bonus Program

Under the Executive Bonus Program, certain executive officers, including the named executive officers, are required to defer a portion of their annual bonuses for 2011. The deferral requirement applies to all bonuses and other variable cash compensation. The portion that the executive officer must defer is based the executive’s classification.

September 30,
Classification	Percentage of Award Deferred
Executive Director	60%
Senior Management	50%
Other Executives	40%

Santander classifies Messrs. Morán and Yanes as “Senior Management” and therefore he must defer 50% of his award. Santander classifies Messrs. Sabater, Dundon, and Matos as “Other Executives” and therefore they each must defer 40% of their respective awards.

All amounts that a participant defers under the Executive Bonus Program are deferred 50% in cash and 50% in Santander common stock. The deferred amounts are paid out in three equal parts over three years provided that the participant remains employed through the applicable payment date (except as described below) and none of the following occurs:

•	Santander’s deficient financial performance;

•	the participant’s breach of internal rules, including those any related to risk;

•	material restatement of Santander’s financial statements, except when modified accounting rules require such restatement; or

•	significant variation in the economic capital or in Sovereign Bank’s risk profile.

Any deferred award made in shares of Santander common stock under the Executive Bonus Program is subject to a one-year holding requirement from the vesting date of the award.

Our named executive officers deferred the following amounts into the Executive Bonus Program and will be entitled to the following number of shares if the above conditions are satisfied:

	September 30,	September 30,	September 30,
Named Executive Officer	Total Amount Deferred	Cash Deferred	Shares Deferred
Jorge Morán	$1,766,077	$883,038	111,918
Guillermo Sabater	$264,000	$132,000	16,730
Thomas Dundon	$1,431,951	$409,129	51,854
Nuno Matos	$480,000	$240,000	30,418
Juan Yanes	$1,456,223	$485,408	61,521
Gabriel Jaramillo	$0	$0	0

*	Number of shares based on an exchange rate of €1.390322 to $1 and an €5.675 per share price on the deferral date. Amounts deferred by and shares awarded are estimates subject to the tax-equalization provisions of their respective employment or letter agreement.

Santander’s Remuneration Risk Evaluation Committee will determine whether the conditions for payment are satisfied. Santander’s Appointments and Remuneration Committee will recommend to Santander’s Board whether to approve final payment of amounts under the Executive Bonus Program.

SCUSA Management Equity Plan

As we note above in the Compensation Discussion & Analysis, certain senior executive officers and directors of SCUSA, including Mr. Dundon, are eligible to participate in the SCUSA Equity Plan. Under the SCUSA Equity Plan, participants receive nonqualified stock options to purchase SCUSA common stock with an exercise price of at least the fair market value of SCUSA common stock on the date of grant. The Board of Directors of SCUSA administers the SCUSA Equity Plan.

Under the SCUSA Equity Plan, participants may receive time options, which vest based on the continued provision of services to SCUSA or its subsidiaries or performance options, which vest based on the continued provision of services and the achievement of preestablished performance targets relating the SCUSA’s return on equity.

A participant’s time option generally vests and become exercisable over five years in equal annual installments of 20% per year as long as the participant continuously provides services for SCUSA or a subsidiary. In general, unless otherwise determined by the SCUSA Board, a participant will forfeit his or her time options upon his or her termination of service. Upon a participant’s termination due to death or disability, however, that portion of the participant’s time options that would have vested had the participant continued to provide services through the next following anniversary of the grant date will vest and become exercisable upon such termination due to death or disability.

A participant’s performance option generally vests and become exercisable over five years in equal annual installments of 20% per year as long as the participant continuously provides services for SCUSA or a subsidiary if, and to the extent, SCUSA achieves the applicable threshold return on equity target set forth in the agreement evidencing such option. If, however, a performance option does not vest due to SCUSA’s failure to achieve the applicable threshold return on equity target, such option will vest if, and to the extent that, SCUSA achieves the applicable average return on equity target starting at the beginning of a preestablished five-year performance period and ending upon the earlier of the end of such performance period or a change in control. Upon a participant’s termination due to death or disability, any of the participant’s unvested performance options will remain outstanding until the next applicable vesting date and shall vest with respect to the 20% installment that was scheduled to vest on such vesting date if and to the extent that such installment would have vested had the participant continued to provide services until such vesting date.

Notwithstanding the termination provisions described above, upon a change in control, unless otherwise provided by the SCUSA Board:

•	unvested time options will automatically vest and become exercisable and

•

unvested performance options will vest to the extent that SCUSA achieves the applicable average return on equity target starting at the beginning of a preestablished five-year performance period and ending upon the date of the change in control.

A participant’s stock option general terminates upon the earliest of:

•	10 years from the date of grant;

•	One year after the participant’s termination of employment by reason of death or disability;

•	Immediately upon the participant’s involuntary termination for cause (as defined in the SCUSA Equity Plan);

•	30 days after the participant’s voluntary termination for good reason (as defined in the SCUSA Equity Plan);

•	60 days after the participant’s involuntary termination other than for cause; or

•	in the discretion of the SCUSA Board, in the event of a change in control of SCUSA.

The options that Mr. Dundon received are reflected in the table captioned “Grants of Plan Based Awards—2011.”

The Obligatory Investment Plan

As we note above in the Compensation Discussion & Analysis, Santander required Messrs. Morán and Jaramillo to participate in the Obligatory Investment Plan. Santander terminated the Obligatory Investment Plan in 2010 and replaced it with the deferral feature of Executive Bonus Program, which we describe above.

The Obligatory Investment Plan generally required participants to dedicate 10% (subject to shareholder limitations) of their gross annual bonus to acquire shares of Santander common stock. Participants in the Obligatory Investment Plan were required to purchase the required number shares of Santander common stock on the open market and deposit those shares into a designated account. If the participant holds the shares and remains employed with Santander for three years, Santander will provide at the end of the three-year period a 100% matching contribution of the number of shares that the participant purchased. Santander pays the matching contribution in additional shares of Santander common stock. Participants do not receive dividends on the shares prior to vesting. If a participant terminates employment for any reason before the end of the applicable three-year period, the participant will forfeit Santander’s matching contribution.

A participant’s receipt of Santander’s matching contribution under the Obligatory Investment Plan is subject to there being no:

•	deficient financial performance by Santander during the three-year period,

•	poor conduct by the participant,

•	breach or falsification by the participant in violation of the internal risk rules, and

•	material restatement of the entity’s financial statements.

Description of Employment and Related Agreements

We and/or Santander have entered into employment agreements and letter agreements with certain of our executive officers that were in effect at the end of fiscal year 2011. We describe each of the agreements below.

Jorge Morán

Mr. Morán is entitled to a gross base salary of $2,522,000 and an annual bonus contingent on the achievement of certain performance objectives.

Mr. Morán is a party to an agreement with Santander dated June 15, 2002, as amended, which he is entitled to certain compensation and benefits. Under his agreement, Mr. Morán is entitled to receive certain payments in the event his employment with Santander is terminated under certain circumstances. If Mr. Morán’s employment is terminated at a time when he has from five to 10 years of service with Santander, he is entitled to receive three annual payments of the annual salary he was receiving at the time of his termination. If Mr. Morán’s employment is terminated at a time at a time when he has over 10 years of service with Santander he is entitled to receive five annual payments of the annual salary he was receiving at the time of his termination. Mr. Morán is entitled to these payments under the following circumstances:

•	Santander’s terminates Mr. Morán’s employment and such termination is invalid or wrongful as agreed to by the parties or determined by an applicable final ruling or arbitration;

•	Santander’s terminates Mr. Morán’s employment because of objective, technical, organizational, or production reasons;

•	Santander terminates Mr. Morán’s employment under applicable Spanish law;

•	Santander’s terminates Mr. Morán’s employment as a result of an unjustified or improper transfer, as determined by an applicable final labor court ruling or arbitration; or

•	Mr. Morán voluntarily terminates employment because of Santander’s serious and wrongful breach or as provided in applicable Spanish law.

Mr. Morán is also entitled to certain retirement benefits upon his termination of employment under certain circumstances:

•

If Mr. Morán terminates employment due to retirement, pre-retirement, or early retirement (as such terms are defined in his employment agreement with Santander) or is terminated by Santander after reaching age 50 with 10 years of service, he is entitled to receive lifetime payments equal to 100% of his annual base salary at the time of termination less any amounts due from social security or another Santander pension plan, if any.

•	If Mr. Morán dies:

•

while employed by Santander, his surviving spouse is entitled to receive lifetime payments equal to 70% of his annual base salary at the time of death less any amounts due from social security or another Santander pension plan, if any;

•

after retirement, pre-retirement, or early retirement, his surviving spouse is entitled to receive lifetime payments equal to 60% of his annual base salary at the time of death less any amounts due from social security or another Santander pension plan, if any;

•

his surviving children are entitled to each receive payments until they reach age 25 equal to 20% of his annual base salary at the time of death less any amounts due from social security or another Santander pension plan, if any; and

•	the total annual amounts due to Mr. Morán’s surviving spouse and children may not exceed 100% of Mr. Morán’s base annual salary at the time of death.

•

If Mr. Morán becomes permanently disabled, he is entitled to receive lifetime annual payments that, when added to any amounts Mr. Morán is entitled to under social security and any other Santander retirement plan, if any, enables Mr. Morán to receive the retirement benefit on the date when he reaches retirement age.

Upon the occurrence of one of the events listed above, Mr. Morán, or his spouse or children as applicable, has the option of receiving a lump sum payment in lieu of the periodic payments described above.

Mr. Morán’s amended agreement provides that, in the event of Mr. Morán’s termination of employment with Santander for any reason other than wrongful or dismissal with no reinstatement, Mr. Morán may not work for another financial institution for two years without Santander’s consent. If Santander does not consent to Mr. Morán providing services for another financial institution during that time period, it must pay Mr. Morán an amount equal to 80% of his base salary at the time of his termination. In the event that Mr. Morán violates this non-compete provision, he will be required to pay Santander a penalty equal to 60% of his base salary at the time of his termination plus any amounts that he received with respect to this non-compete provision.

Mr. Morán’s amended agreement also contains a two-year nonsolicitation provision in the event of his termination of employment with Santander.

Mr. Morán is also entitled to life and health insurance coverage and certain perquisites under his agreement in accordance with Santander’s general policies.

The benefits that Mr. Morán actually received in 2011 under the terms of his agreement are reflected in the “Summary Compensation Table.”

Guillermo Sabater

We entered into a letter agreement with Mr. Sabater, dated as of February 11, 2009.

Mr. Sabater’s agreement has a fixed term of three years; provided that either party may terminate the agreement by notifying the other party in writing at least 90 days prior to the termination date.

The agreement provides for a base salary of $255,448, which we may increase in accordance with existing policies. In addition, Mr. Sabater is eligible to receive an annual bonus, contingent upon the achievement of annual performance objectives. See the discussion under the caption “Short-Term Incentive Compensation” for more information about the bonuses paid for 2011.

The agreement also provides, among other things, that Mr. Sabater has a right to participate in all long-term incentive compensation programs and all other employee benefit plans and programs available to senior executives. In addition, Mr. Sabater will be covered by the Santander Group health, life, disability, and accidental death insurance plans for expatriates.

In connection with Mr. Sabater’s relocation from Spain to the United States, the agreement provides for:

•	a monthly housing allowance of $10,000 (with the cost of utilities for such housing borne by us), on a grossed-up basis for federal, state, and local income and employment tax purposes;

•	relocation expenses for Mr. Sabater and his family of up to $17,396, on a grossed-up basis;

•	moving expenses, or €7,000 ($9,064, based on the exchange rate on December 31, 2011) in lieu thereof;

•	travel expenses;

•	reimbursement for the cost of annual visits by Mr. Sabater and his family to Spain;

•	payment of registration and fees associated with schooling for Mr. Sabater’s dependents through high school;

•	language lessons for Mr. Sabater and his household family members up to a maximum of €1,500 ($1,942, based on the exchange rate on December 31, 2011) per family member; and

•	a one-time payment of $62,627, on a grossed-up basis, for Mr. Sabater’s relocation to the United States and other benefits inherent in his previous assignment in Chile which he received in 2009.

In addition to the foregoing, we will reimburse Mr. Sabater for any tax benefits he would have been able to deduct had he remained in Spain, reimburse Mr. Sabater for tax planning and preparation services, and provide Mr. Sabater with a guaranteed exchange rate of €1 to $1.3917 for transfers from the United States to Spain, up to $68,615 per year.

The benefits that Mr. Sabater actually received in 2011 under the terms of his agreement are reflected in the “Summary Compensation Table.”

In accordance with our policy applicable to all Santander employees who relocate to the United States from abroad in connection with their employment with us, in the event that we terminate Mr. Sabater’s employment without cause, we will provide for all reasonable moving and relocation expenses incurred in relocating Mr. Sabater and his family to Spain.

Thomas Dundon

Santander and SCUSA entered into an employment agreement with Mr. Dundon on December 31, 2011. This agreement amended and restated the obligations of the parties under a prior agreement dated September 23, 2006 as amended on August 24, 2009.

Mr. Dundon’s agreement has an initial term of five years and, unless earlier terminated, will automatically extend annually for an additional one-year term, unless a party gave the other party written notice at least 90 days prior to such anniversary date that such party did not agree to renew the agreement.

The agreement provides for a base salary of $1,500,000, which we can increase in accordance with our existing policies. In addition, Mr. Dundon is eligible to receive a discretionary annual cash bonus, contingent upon the achievement of annual performance objectives that are established in accordance with SCUSA policies.

The agreement also provides that, among other things, Mr. Dundon had a right to:

•	participate in all equity compensation programs and all other employee benefit plans and programs generally available to senior executives.

•	reimbursement of reasonable expenses in accordance with SCUSA’s policies and practices; and

Under his agreement, if Mr. Dundon resigns for “good reason” or we terminate his employment without “cause,” (other than for death or disability), provided Mr. Dundon executes a release of claims against us and does not compete with us or solicit our team members during the 12-month period following termination, make disparaging statements about us, or disclose any confidential information, he is entitled to the following severance benefits under his agreement:

•	an amount equal to the two times the sum of his then current base salary and the target bonus in effect, payable in a lump sum;

•	a lump sum payment equal to his then current base salary, pro-rated through the date of termination; and

•

continuation of welfare benefits (including life, long-term disability and other fringe benefits) for Mr. Dundon and his dependents, on the same basis as provided to actively employed senior executives, until the third anniversary of the termination date.

If Mr. Dundon’s employment terminated as a result of his death or “disability” (i.e., determined to be disabled under SCUSA’s long-term disability plan), he is entitled to receive a lump sum payment equal to then current base salary.

For purposes of the agreement, “cause” means:

•	breach of the agreement or other certain agreements to which the Executive and SCUSA are parties in any material respect;

•	gross negligence or willful, material malfeasance, misconduct or insubordination in connection with the performance of duties;

•	willful refusal or recurring failure to carry out written directives or instructions of the board that are consistent with the scope and nature of duties and responsibilities;

•	willful repeated failure to adhere in any material respect to any material written policy or code of conduct of SCUSA;

•	willful misappropriation of a material business opportunity, including attempting to secure or securing, any personal profit in connection with any transaction entered into on behalf of SCUSA;

•	willful misappropriation of any of SCUSA’s funds or material property; or

•

conviction of, or the entering of a guilty plea or plea of no contest with respect to, a felony or the equivalent thereof, any other crime involving fraud or theft or any other crime with respect to which imprisonment is a possible punishment or the indictment (or its procedural equivalent) for a felony involving fraud or theft.

For purposes of the agreement, “good reason” means:

•	any material failure by SCUSA to comply with its compensation obligations under the agreement;

•	any material failure by SCUSA to require a successor to assume the agreement;

•	a substantial reduction in the responsibilities or duties except in accordance with the terms of the agreement;

•	any relocation of the principal place of business of 20 miles or more;

•	materially increasing the travel required in the performance of duties hereunder for a period of more than three consecutive months;

•	assignment of duties that are inconsistent with role;

•	the reduction in title, except as contemplated by agreements or the articles of incorporation or by-laws,

•	a material reduction in the responsibilities; or

•	a resignation for any reason during the 30-day period following the date that six month after a change in control of SCUSA.

In the event that a payment is made in connection with a change in control such that an excise tax imposed by Code Section 4999 applies, Dundon is entitled to a gross-up payment in an amount such that after payment of all taxes (including interest and penalties imposed with respect thereto), Dundon retains an amount as if the excise tax did not apply. However, if the amount otherwise due Dundon is not more than 110% of the amount that he could receive without triggering the excise tax, the amount shall be reduced so that the excise tax does not apply.

The benefits that Mr. Dundon actually received in 2011 under the terms of his employment agreement are reflected in the “Summary Compensation Table.”

Nuno Matos

We entered into a letter agreement with Mr. Matos, dated as of February 25, 2009.

Mr. Matos’s agreement has a fixed term of three years and either party may terminate the agreement by notifying the other party in writing at least 90 days prior to the termination date.

The agreement provides for a base salary of $363,648, which we may increase in accordance with existing policies. In addition, Mr. Matos is eligible to receive a base bonus contingent upon the achievement of annual performance objectives. See the Summary Compensation table for more information about the bonuses that we paid for 2011.

The agreement also provides, among other things, that Mr. Matos has a right to participate in all long-term incentive compensation programs and all other employee benefit plans and programs available to senior executives. In addition, Mr. Matos will be covered by the Santander Group health, life, disability, and accidental death insurance plans for expatriates.

In connection with Mr. Matos’s relocation from Portugal to the United States, the agreement provides for:

•	a monthly housing allowance of $10,000 (with the cost of utilities for such housing borne by us), on a grossed-up basis for federal, state, and local income and employment tax purposes,

•	relocation expenses for Mr. Matos and his family of up to $26,904, on a grossed-up basis,

•	moving expenses or €7,000 ($9,064, based on the exchange rate on December 31, 2011) in lieu thereof,

•	travel expenses,

•	reimbursement for the cost of annual visits by Mr. Matos and his family to Portugal,

•	payment of registration and fees associated with schooling for Mr. Matos’s dependents through high school,

•	language lessons for Mr. Matos and his household family members up to a maximum of €1,500 ($1,942, based on the exchange rate on December 31, 2011) per member, and

•	a one-time payment of $188,880, on a grossed-up basis, for Mr. Matos’s relocation to the United States, and other benefits inherent in his previous assignment in Brazil.

In addition to the foregoing

•	we (or Mr. Matos, as applicable) will be responsible for the difference, if any, between the taxes due on Mr. Matos’s U.S. income under U.S. tax laws and Portuguese tax laws;

•	we will reimburse Mr. Matos for any tax benefits he would have been able to deduct had he remained in Portugal;

•	we will reimburse Mr. Matos for approved tax planning and preparation services;

•	we will provide Mr. Matos with a guaranteed exchange rate of €1 to $1.3917 for transfers from the United States to Portugal, up to $109,782 per year.

The benefits that Mr. Matos actually received in 2011 under the terms of his agreement are reflected in the “Summary Compensation Table.”

In accordance with our policy applicable to all Santander employees who relocate to the United States from abroad in connection with employment with us, in the event that we terminate Mr. Matos’s employment without cause, we will provide for all reasonable moving and relocation expenses incurred in relocating Mr. Matos and his family to Portugal.

Juan Yanes

For 2011, Mr. Yanes’s base salary was $989,708.

Santander entered into an employment agreement with Mr. Yanes, dated January 21, 2011. Under his agreement, Mr. Yanes is entitled to a base salary as Santander may adjust each year. Mr. Yanes is also entitled under his agreement to an annual bonus in Santander’s discretion. Mr. Yanes is also entitled to life and health insurance coverage and certain perquisites in accordance with Santander’s general policies.

Under his agreement, Mr. Yanes is entitled to receive certain payments in the event his employment with Santander is terminated under certain circumstances. If Mr. Yanes’s employment is terminated at a time when he has from five to 10 years of service with Santander, he is entitled to receive three annual payments of the annual salary he was receiving at the time of his termination. If Mr. Yanes’s employment is terminated at a time at a time when he has over 10 years of service with Santander he is entitled to receive five annual payments of the annual salary he was receiving at the time of his termination. Mr. Yanes is entitled to these payments under the following circumstances:

•	Santander’s terminates Mr. Yanes’s employment and such termination is invalid or wrongful as agreed to by the parties or determined by an applicable final ruling or arbitration;

•	Santander’s terminates Mr. Yanes’s employment because of objective, technical, organizational, or production reasons;

•	Santander terminates Mr. Yanes’s employment under applicable Spanish law;

•	Santander’s terminates Mr. Yanes’s employment as a result of an unjustified or improper transfer, as determined by an applicable final labor court ruling or arbitration; or

•	Mr. Yanes voluntarily terminates employment because of Santander’s serious and wrongful breach or as provided in applicable Spanish law.

Mr. Yanes is also entitled to certain retirement benefits upon his termination of employment under certain circumstances:

•

If Mr. Yanes terminates employment due to retirement, pre-retirement, or early retirement (as such terms are defined in his employment agreement with Santander) or is terminated by Santander after reaching age 50 with 10 years of service, he is entitled to receive lifetime payments equal to 100% of his annual base salary at the time of termination less any amounts due from social security or another Santander pension plan, if any.

•	If Mr. Yanes dies:

•

while employed by Santander, his surviving spouse is entitled to receive lifetime payments equal to 70% of his annual base salary at the time of death less any amounts due from social security or another Santander pension plan, if any;

•

after retirement, pre-retirement, or early retirement, his surviving spouse is entitled to receive lifetime payments equal to 60% of his annual base salary at the time of death less any amounts due from social security or another Santander pension plan, if any;

•

his surviving children are entitled to each receive payments until they reach age 25 equal to 20% of his annual base salary at the time of death less any amounts due from social security or another Santander pension plan, if any; and

•	the total annual amounts due to Mr. Yanes’s surviving spouse and children may not exceed 100% of Mr. Yanes’s base annual salary at the time of death.

•

If Mr. Yanes becomes permanently disabled, he is entitled to receive lifetime annual payments that, when added to any amounts Mr. Yanes is entitled to under social security and any other Santander retirement plan, if any, enables Mr. Yanes to receive the retirement benefit on the date when he reaches retirement age.

Upon the occurrence of one of the events listed above, Mr. Yanes, or his spouse or children as applicable, has the option of receiving a lump sum payment in lieu of the periodic payments described above.

Mr. Yanes’s agreement provides that, in the event of Mr. Yanes’s termination of employment with Santander for any reason other than wrongful or dismissal with no reinstatement, Mr. Yanes may not work for another financial institution for two years without Santander’s consent. If Santander does not consent to Mr. Yanes providing services for another financial institution during that time period, it must pay Mr. Yanes an amount equal to 80% of his base salary at the time of his termination. In the event that Mr. Yanes violates this non-compete provision, he will be required to pay Santander a penalty equal to 60% of his base salary at the time of his termination plus any amounts that he received with respect to this non-compete provision.

Mr. Yanes’s agreement also contains a two-year nonsolicitation provision in the event of his termination of employment with Santander.

The benefits that Mr. Yanes actually received in 2011 under the terms of his agreement are reflected in the “Summary Compensation Table.”

Gabriel Jaramillo

We entered into an employment agreement with Mr. Jaramillo, dated as of February 1, 2009. We terminated his agreement in connection with his termination of employment on January 31, 2011.

Mr. Jaramillo’s agreement had an initial term of three years and, unless earlier terminated, was automatically extended annually to provide a new term of three years, unless a party gave the other party written notice at least six months prior to such anniversary date that such party did not agree to renew the agreement.

The agreement provided for a base salary of $2,013,000, which we could increase in accordance with our existing policies. In addition, Mr. Jaramillo was eligible to receive a discretionary annual cash bonus, contingent upon the achievement of annual performance objectives that were established in accordance with Santander policies.

The agreement also provided that, among other things, Mr. Jaramillo had a right to:

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

In connection with Mr. Jaramillo’s relocation from Brazil to the United States, the agreement provided for, on a grossed-up basis:

•	a monthly housing allowance of $30,500;

•	use of two cars, provided and maintained by us, and one full-time driver, who will be our employee;

•	an annual allowance of $30,000 for tax planning and preparation services; and

•	reimbursement of legal expenses that Mr. Jaramillo incurred in connection with the negotiation and execution of the agreement, up to $40,000.

We did not provide a car or driver for Mr. Jaramillo in 2011.

Under his agreement, if Mr. Jaramillo resigned for “good reason” or we terminated his employment without “cause,” (other than for death or disability), provided Mr. Jaramillo executed a release of claims against us and did not compete with us or solicit our team members during the 12-month period following termination, make disparaging statements about us, or disclose any confidential information, he was entitled to the following severance benefits under his agreement:

•

an amount equal to the sum of his then current base salary and the annual bonus last paid (which would be deemed to be $4,800,000 if, as of the date of termination, the annual bonus for 2009 had not been paid) (which we refer to as the “last annual bonus”), payable in 12 substantially equal monthly installments;

•	a lump sum payment equal to the last annual bonus, pro-rated through the date of termination;

•

continuation of health benefits for Mr. Jaramillo and his dependents, on the same basis as provided to actively employed senior executives, until the earlier of the end of the 12-month period following termination or the date Mr. Jaramillo became eligible for such benefits from another employer; and

•

reimbursement, on a grossed-up basis, of all reasonable moving and travel expenses (which we refer to as the “relocation expenses”) incurred in relocating Mr. Jaramillo and his family to Brazil (or another location but the relocation expenses to such other location could not be more than the expenses Mr. Jaramillo and his family would have incurred had they relocated to Brazil).

If Mr. Jaramillo’s employment terminated as a result of his death or “disability” (i.e., inability to perform duties for 90 consecutive days or a total of 120 days in any 365-day period due to physical or mental incapacity), he was entitled to receive a lump sum payment equal to the last annual bonus, pro-rated through the date of termination, and the relocation expenses.

If Mr. Jaramillo’s employment terminated as a result of the expiration of the employment term (and regardless of whether there is any period of at-will employment following the employment term), provided Mr. Jaramillo executed a release of claims against us and did not compete with us or solicit our team members during the 12-month period following termination, make disparaging statements about us, or disclose any confidential information, he was entitled to receive a lump sum payment equal to the last annual bonus, pro-rated through the date of termination, and the relocation expenses.

For purposes of the agreement, “cause” meant:

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

For purposes of the agreement, “good reason” meant:

•	a material reduction in base salary (except as consistent with general reductions for directors and officers as provided in our compensation policies);

•	our material breach of the agreement; or

•	a material negative change in title, duties, or authority.

On January 31, 2011, Mr. Jaramillo terminated employment with us and with Sovereign Bank.

Upon his termination of employment, Mr. Jaramillo forfeited the portion of his 2010 bonus that he previously deferred and the unvested portion of the performance share awards that we awarded him under the Performance Shares Plan.

Effective February 1, 2011, we entered into a consulting agreement with Mr. Jaramillo under which he served as our and Sovereign Bank’s non-executive chairman from February 1, 2011, through June 29, 2011, and as a director of Sovereign Bank from June 30, 2011, through December 21, 2011. Under the consulting agreement, Mr. Jaramillo also provided consulting services to Sovereign Bank from February 1, 2011, through December 21, 2011.

Under his consulting agreement, Mr. Jaramillo was entitled to receive fees (as we determined from time to time) for service as our non-executive chair and as a director of the SHUSA Board. Mr. Jaramillo also received a cash payment of $651,098 in exchange for his consulting services. Mr. Jaramillo also was entitled to be reimbursed for reasonable attorneys’ fees, up to $30,000, for the preparation and execution of the consulting agreement. We did not reimburse any amounts in 2011 for Mr. Jaramillo’s attorneys’ fees.

The benefits that Mr. Jaramillo actually received in 2011 under the terms of his employment and consulting agreements are reflected in the “Summary Compensation Table.”

Deferred Compensation Arrangements

Deferred Compensation Plan

On December 20, 2006, our Board adopted the Sovereign Bancorp, Inc. 2007 Nonqualified Deferred Compensation Plan, which we refer to as the “Deferred Compensation Plan.” The Deferred Compensation Plan has the following features:

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

Each of the named executive officers is eligible to participate in the Deferred Compensation Plan but no named executive officer deferred any salary or bonus earned in 2011 into the Deferred Compensation Plan.

Other Arrangements

Mr. Sabater began participating in the Sistema de Previsión para Directivos before his commenced his employment with us. Under this arrangement, Santander makes an annual discretionary contribution to participants’ accounts based on a percentage of their respective reference salaries from their home country. Under this arrangement, Mr. Sabater is entitled to receive amounts in his account, plus or minus investment gains and losses, upon termination of employment or death or permanent disability. If Mr. Sabater is terminated for cause, he forfeits all amounts in his account.

Nonqualified Deferred Compensation—2011

	September 30,	September 30,	September 30,	September 30,	September 30,
Name	Executive Contributions in Last Fiscal Year ($)	Employer Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance At Last Fiscal Year End ($)
Guillermo Sabater	$0	$39,761	$3,057	$0	$221,371

Messrs. Morán and Yanes are entitled under their respective employment agreements to receive a pension benefit upon their retirement from Santander under certain circumstances. We describe the payments that they are entitled to receive, including upon early or pre-retirement, in the description of his employment agreement.

Pension Benefits—2011

	September 30,	September 30,	September 30,	September 30,
Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Jorge Morán	Employment Agreement	n/a	$11,247,442	$0
Juan Yanes	Employment Agreement	n/a	$5,684,355	$0

Potential Payments upon Termination or Change in Control

The table below sets forth the value of the benefits (other than payments that were generally available to salaried team members) that would have been due to the named executive officers if they had terminated employment on December 31, 2011, under their respective employment or letter agreement. We describe these agreements, including the material conditions or obligations applicable to the receipt of these benefits, under the caption “Description of Employment Agreements and Related Agreements.” We describe the pension benefits that Messrs. Morán and Yanes are entitled to receive under certain circumstances in the description of their employment agreements and under the caption “Other Arrangements.” Mr. Jaramillo terminated employment on January 31, 2011. He did not receive any payments on account of his termination of employment.

	XXXXX	XXXXX	XXXXX	XXXXX	XXXXX	XXXXX
			Before Change in Control		After Change in Control
		Termination for Death or Disability	Involuntary Termination without Cause	Voluntary Termination for Good Reason	Involuntary Termination without Cause	Voluntary Termination for Good Reason
Jorge Morán	Severance (1)	$0	$12,238,007	$12,238,007	$12,238,007	$12,238,007
	Relocation expenses	$0	$29,000	$29,000	$29,000	$29,000

	Total	$0	$12,267,007	$12,267,007	$12,267,007	$12,267,007

Guillermo Sabater	Relocation expenses	$0	$25,000	$25,000	$25,000	$25,000

	Total	$0	$25,000	$25,000	$25,000	$25,000

Thomas G. Dundon	Severance (1)	$0	$8,250,000	$8,250,000	$8,250,000	$8,250,000

	Welfare continuation (2)	$0	$467,593	$467,593	$467,593	$467,593
	Value of stock option vesting	$0	$0	$0	$0	$0
	Value of restricted stock vesting	$0	$520,309	$520,309	$520,309	$520,309
	Code Section 280G Gross-Up	$0	$0	$0	$8,826,255	$8,826,255

	Total	$0	$9,237,902	$9,237,902	$18,064,156	$18,064,156

Nuno Matos	Relocation expenses	$0	$24,930	$24,930	$24,930	$24,930

	Total	$0	$24,930	$24,930	$24,930	$24,930

Juan Yanes	Severance (1)	$0	$4,802,559	$4,802,559	$4,802,559	$4,802,559
	Relocation expenses	$0	$35,000	$35,000	$35,000	$35,000

	Total	$0	$4,837,559	$4,837,559	$4,837,559	$4,837,559

(1)	For severance and welfare continuation payment calculation, and time and form of such payments, see “Employment and Severance Agreements.

(2)	Assumes no increase in the cost of welfare benefits.

Director Compensation in Fiscal Year 2011

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

The following table sets forth a summary of the compensation that we paid to each SHUSA director for service as a director of SHUSA and Sovereign Bank in 2011. The amounts that we paid Mr. Jaramillo for service as our non-executive chair and as a director are set forth in the Summary Compensation Table.

	September 30,	September 30,
Name	Fees Earned or Paid in Cash ($) (1)	Total ($)
Thomas Dundon	$0	$0
Jerry Grundhofer	$597,032	$597,032
John P. Hamill	$165,417	$165,417
Marian L. Heard	$175,000	$175,000
Gonzalo de Las Heras	$0	$0
Nuno Matos	$0	$0
Jorge Morán	$0	$0
Alberto Sánchez	$0	$0
Wolfgang Schoellkopf	$245,417	$245,417
Kirk W. Walters (2)	$0	$0
Juan Andres Yanes	$0	$0

Footnotes:

1.	Reflects amounts paid in 2011 for the fourth quarter of 2010 and the first three quarters of 2011. Messrs. Dundon, de Las Heras, Matos, Morán, Sánchez, Walters, and Yanes did not receive compensation for service on our Board for 2011.

2.	Mr. Walters terminated service as a member of our Board on March 16, 2011.

Director Compensation

Our Board adopted the following compensation program for non-employee directors (other than Mr. de Las Heras, who receives no compensation for service on our Board) for service on our Board and on the Sovereign Bank Board for 2011:

•	$140,000 in cash annually; plus

•	$50,000 in cash annually for each non-executive director who serves on the Executive Committee; plus

•	$35,000 in cash annually for the non-executive directors who serve as the chairs of our Audit Committee and our Compensation Committee; plus

•	$35,000 in cash annually for the non-employee directors who serve on Sovereign Bank’s Oversight Committee; plus

•	$5,000 in cash annually for each other Board committee for which such non-executive director serves as chair.

We pay these amounts quarterly in arrears.

Santander approved an arrangement under which Mr. Grundhofer agreed to serve as our non-executive chair for an initial term of July 1, 2011, through June 30, 2014. Under this arrangement, Mr. Grundhofer is entitled to receive a $1,000.000 per year cash retainer, plus an additional $100,000 per year fee, which amount (less applicable taxes) he must use to purchase Santander common stock. We pay these amounts in arrears. If we terminate Mr. Grundhofer’s service involuntarily before June 30, 2014, he is entitled to receive the full amount of the retainer fee in a lump sum within 10 days of termination.

As part of his compensation arrangement for serving as our non-executive chair, we also agreed to pay Mr. Grundhofer a cash payment equal to the market value on July 1, 2011, of 10,982 shares of Citigroup common stock that he expected to forfeit when he terminated service on the Citigroup board to become our non-executive chair. Mr. Grundhofer forfeited only 5,761 shares of Citigroup common upon his termination and we made a cash payment of the market value of that number shares on July 1, 2011.

For 2012, the compensation program will remain the same except that our Board approved a $75,000 per-year cash fee payable for service as chair of our Enterprise Risk Committee.

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

No director deferred fees earned for 2011 into the Deferred Compensation Plan.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Item 13 Related Party Transactions

Certain Relationships and Related Transactions

During each of 2009, 2010 and 2011, SHUSA was a participant in the transactions described below in which a “related person” (as defined in Item 404(a) of Regulation S-K, which includes directors and executive officers who served during the applicable fiscal year) had a direct or indirect material interest and the amount involved in such transaction exceeded $120,000.

Santander Relationship: On January 30, 2009, Santander acquired 100% of SHUSA’s common stock. As a result, Santander has the right to elect the members of SHUSA’s Board of Directors. In addition, certain individuals who serve as officers of SHUSA are also employees or officers of, or may be deemed to be officers of, Santander and/or its affiliates. The following relationships existed during the 2009, 2010 and 2011 fiscal years or are currently proposed between the Company and its affiliates, on the one hand, and Santander or its affiliates, on the other hand.

In 2009, the Bank established a derivatives trading program with Santander pursuant to which Santander and its subsidiaries and affiliates provides advice with respect to derivative trades, coordinates trades with counterparties, and acts as a counterparty in certain transactions. The term of the agreement and the trades are market. In 2009, two transactions were completed in which Santander participated: an equity derivative transaction with Santander in the amount of $296.7 million, for which Santander was paid a fee of $14,953,680; and an interest rate swap in the amount of $650 million (no fee was paid to Santander with respect to the interest rate swap transaction). In 2010, 114 transactions, in the aggregate amount of $2,733,843,758, were completed in which Santander participated, for which Santander was paid a total fee of $21,044,565. In 2011, 255 transactions, in the aggregate amount of $1.8 billion, were completed in which Santander and its subsidiaries and affiliates participated. No fees were paid in 2011 related to these transactions. The Bank provides U.S. deposit and other cash management services to Santander’s Latin American and European commercial clients. Customer vetting procedures are the same as those that apply to other Bank customers. Under a revenue sharing agreement, Santander receives 50% of the net margin on any deposits, which resulted in fees to Santander for 2009 and 2010 of $398,604 and $637,236 respectively. As of December 31, 2009 and 2010, there were 148 and 177 accounts, respectively, and 81 and 111 customers, respectively, with approximately $152 million and $143 million in deposits outstanding under this agreement as of such dates. This program ended in 2010 and no fees were paid in 2011.

In 2008, the Bank established a program to advise and confirm Santander letters of credit in the United States. The terms of the agreement are market and require all fees to be paid by the customer. In 2009, the Bank advised three letters of credit in the aggregate amount of $266,349. In 2010, the Bank advised seven letters of credit in the aggregate amount of $739,114. In 2011, the Bank advised two letters of credit in the aggregate amount of $200,699.

In March 2009, SHUSA issued to Santander 72,000 shares of SHUSA’s Series D Preferred Stock, having a liquidation amount per share equal to $25,000, for a total price of $1.8 billion. The Series D Preferred Stock pays non-cumulative dividends at a rate of 10% per year. SHUSA may not redeem the Series D Preferred Stock during the first five years. The Series D Preferred Stock is generally non-voting. Each share of Series D Preferred Stock is convertible into 100 shares of common stock, without par value, of SHUSA. The Company contributed the proceeds from this offering to Sovereign Bank in order to increase the Bank’s regulatory capital ratios. On July 20, 2009, Santander converted all of its investment in the Series D preferred stock of $1.8 billion into 7.2 million shares of SHUSA common stock. This action further demonstrates the support of our Parent Company to SHUSA and reduces the cash obligations of the Company with respect to Series D 10% preferred stock dividend.

In March 2010, SHUSA issued to Santander 3,000,000 shares of SHUSA common stock for a total price of $750 million.

In December 2010, SHUSA issued to Santander 3,000,000 shares of SHUSA common stock for a total price of $750 million. SHUSA also declared a $750 million dividend to Santander during December 2010.

In December 2011, SHUSA issued to Santander 3,200,000 shares of SHUSA common stock for a total price of $800 million. SHUSA also declared a $800 million dividend to Santander during December 2011.

As of December 31, 2009, 2010 and 2011, SHUSA had $2.0 billion, $1.9 billion and $2.1 billion, respectively, of public securities consisting of various senior note obligations, trust preferred security obligations and preferred stock issuances. As of such dates, Santander owned approximately 29%, 40% and 34.8% of these securities, respectively.

As of December 31, 2010 and 2011, SHUSA has entered into interest rate swap agreements with Santander to hedge interest rate risk on floating rate tranches of its securitizations with a notional value of $8.8 billion and $5.8 billion, respectively.

Santander has provided guarantees on the covenants, agreements and obligations of SCUSA under the governing documents where SCUSA is a party for the securitizations. This includes, but is not limited to, the obligations of SCUSA as servicer and transferor to repurchase certain receivables.

In 2010, Capital Street Delaware LP, a subsidiary of SHUSA, sold $18.1 million and 25.4 million of past-due retail auto loans and charged-off retail auto loans, respectively, to Servicios de Cobranza, Recuperacion y Seguimiento, S.A. DE C.V. SHUSA guaranteed the payments of principal and interest on the past-due retail auto loans sold. In 2011, Capital Street Delaware LP purchased $1.1 million of retail auto loans from Servicios de Cobranza, Recuperacion y Seguimiento, S.A. DE C.V.

In 2010, SHUSA extended a $10 million unsecured loan to Servicios de Cobranza, Recuperacion y Seguimiento, S.A. DE C.V. For 2010, the highest balance outstanding was $10 million and the principal balance as of December 31, 2010 was $10 million. Servicios de Cobranza, Recuperacion y Seguimiento, S.A. DE C.V. did not pay any interest to SHUSA in 2010 in connection with this loan. For 2011, the highest balance outstanding was $10 million and the principal balance as of December 31, 2011 was $2 million. Servicios de Cobranza, Recuperacion y Seguimiento, S.A. DEC.V. paid approximately $0.1 million in interest to SHUSA for 2011 in connection with this loan.

In 2009, 2010 and 2011, the Company and its subsidiaries borrowed money and obtained credit from Santander and its affiliates. Each of the transactions was done in the ordinary course of business and on market terms prevailing at the time for comparable transactions with persons not related to Santander and its affiliates, including interest rates and collateral, and did not involve more than the normal risk of collectability or present other unfavorable features. The transactions are as follows:

•

In 2006, Santander extended a $425 million unsecured line of credit to the Bank for federal funds and Eurodollar borrowings and for the confirmation of standby letters of credit issued by the Bank. The line was increased to $2.5 billion in 2009. In the third quarter of 2011 this line was decreased to $1.5 billion and in the fourth quarter of 2011 this line was further decreased to $1.0 billion. This line of credit can be cancelled by either the Bank or Santander at any time and can be replaced by the Bank at any time. For 2009, the highest balance outstanding and the principal balance as of December 31, 2009 were $1,606,203,019, all of which was for confirmation of standby letters of credit. Sovereign Bank paid $6,690,702 in fees to Santander in 2009 in connection with this line of credit. For 2010, the highest balance outstanding was $1,972,921,810 and the principal balance as of December 31, 2010 was $1,735,361,677, all of which was for confirmation of standby letters of credit. The Bank paid $14,119,180 in fees to Santander in 2010 in connection with this line of credit. For 2011, the highest balance outstanding was $1,735,361,677 and the principal balance as of December 31, 2011 was $607,737,848, all of which was for confirmation of standby letters of credit. The Bank paid approximately $10.5 million in fees to Santander in 2011 in connection with this line of credit.

•

In 2009 the Company established a $1 billion line of credit with Santander’s New York branch. This line can be cancelled by either the Company or Santander at any time and can be replaced by the Company at any time. For 2009, the highest balance outstanding (and the balance as of December 31, 2009) was $890 million. The Company did not pay any interest on this line of credit for 2009. For 2010, the highest balance outstanding was $890 million and the balance as of December 31, 2010 was $250 million. The Company paid $557,128 in interest and $1,722,986 in non-use fees to Santander on this line of credit for 2010. For 2011, the highest balance outstanding was $250,000,000 and the balance as of December 31, 2011 was $0. The Company paid $431,250 in interest and $982,639 in non-use fees to Santander on this line of credit for 2011.

•

In December of 2009 the Company borrowed $250 million from Santander Overseas Bank, Inc. For 2009, the highest outstanding balance on the line (and the balance as of December 31, 2009) was $250 million. The Company did not pay any interest to Santander Overseas Bank, Inc. with respect to this line in 2009. For 2010, the highest outstanding balance on the line was $250 million and the balance as of December 31, 2010 was $0. The Company paid $269,514 in interest to Santander Overseas Bank, Inc. with respect to this line in 2010. This line was terminated in 2010.

•

In 2009 Santander’s New York Branch provided an approximately $2 million letter of credit on behalf of the Bank. The Bank paid Santander $9,119, $15,755 and $11,688 in fees for the letter of credit in 2009, 2010 and 2011, respectively.

•

In March 2010, SHUSA issued to Santander a $750 million subordinated note due March 15, 2020 bearing an interest rate of 5.75% through March 14, 2015 and 6.25% beginning March 15, 2015 and until the Note is repaid. SHUSA paid Santander $23,239,583 and $43,125,000 in interest in 2010 and 2011, respectively.

•	In 2010, Banco Santander S.A. provided a $250 million letter of credit on behalf of the Bank. The Bank paid Santander $1,901,042 in fees for the letter of credit in 2010.

•

In 2010 the Company established a $1.5 billion line of credit with Santander’s New York branch. This line can be cancelled by either the Company or Santander at any time and can be replaced by the Company at any time. For each of 2010 and 2011, the highest balance outstanding (and the balance as of December 31, 2010 and 2011) was $0. The Company did not pay any interest to Santander with respect to this line of credit for 2010 or 2011.

•

In 2010, the Bank issued a Certificate of Deposit to Banco Santander International, in the amount of $10,000,000 accruing interest at 0.55%. The Certificate of Deposit was redeemed and was at $0 as of December 31, 2010.

•

SCUSA has established a $1 billion line of credit with Santander’s New York branch for letters of credit. For 2009, the highest balance outstanding under this line was $613,300 and the balance as of December 31, 2009 was $523.7 million. In 2009, SCUSA paid $7,427,903 in interest and fees on this line of credit. For 2010, the highest balance outstanding under this line was $473.7 million and the balance as of December 31, 2010 was $198.5 million. As of December 31, 2010 the facility commitment was reduced to $500 million. In 2010, SCUSA paid $6,666,457 in interest and fees on this line of credit. For 2011, the highest balance outstanding under this line was $351.9 million and the balance as of December 31, 2011 was $285.9 million. In 2011, SCUSA paid $3,020,519 in interest and fees on this line of credit, with $844,901 accrued and unpaid as of December 31, 2011.

•

SCUSA had established a $100 million revolving line of credit with Santander Benelux, SA, NV (“Benelux”). This line of credit could be cancelled by either SCUSA or Benelux at any time and can be replaced by SCUSA at any time. For all of 2009, 2010 and 2011, the line was fully utilized. In 2009, 2010 and 2011, SCUSA paid Benelux $917,865, $2,144,103 and $2,013,719, respectively, in interest on this line of credit. The line was terminated by mutual consent of Benelux and SCUSA on December 30, 2011.

•

SCUSA had established a $150 million revolving line of credit with Benelux. This line of credit could be cancelled by either SCUSA or Benelux at any time and can be replaced by SCUSA at any time. The highest balance on the line during each of 2009, 2010 and 2011 was $150 million. The outstanding balance of the line as of December 31, 2009 was $117 million. In 2009, SCUSA paid Benelux $918,251 in interest on this line of credit. The outstanding balance of the line as of December 31, 2010 was $150 million. In 2010, SCUSA paid Benelux $1,860,143 in interest on this line of credit. The outstanding balance of the line as of December 31, 2011 was $0. In 2011, SCUSA paid Benelux $3,178,604 in interest on this line of credit. The line was terminated by mutual consent of Benelux and SCUSA on December 30, 2011.

•

In 2009, SCUSA had a $200 million unsecured loan from Santander’s New York branch. The highest balance on the line during 2009 was $200 million. The outstanding balance, as of December 31, 2009, was $28 million. In 2009, SCUSA paid $4,861,955 in interest on this line of credit. This loan was paid off in early 2010.

•

In 2009, SCUSA had a $500 million warehouse line of credit with Santander’s New York branch. The highest outstanding balance for 2009 was $500 million. As of December 31, 2009 the balance was $500 million. In 2009, SCUSA paid $7,183,337 in interest on this line of credit. This line of credit was paid off in early 2010.

•

In 2009, SCUSA had a $1.7 billion warehouse line of credit with Abby National Bank. The highest outstanding balance of the line in 2009 was $1,699,994,051. As of December 31, 2009, the outstanding balance on the line was $1,682,966,903. In 2009, SCUSA paid $36,451,274 in interest on this line of credit. This line of credit was paid off in early 2010.

•

Santander Consumer Receivables 2 LLC (a subsidiary of SCUSA) had a $3.65 billion line of credit with Santander’s New York branch. This line of credit can be cancelled by either the Santander Consumer Receivables 2 LLC or Santander at any time and can be replaced by Santander Consumer Receivables 2 LLC at any time. The highest outstanding balance of the line in 2009 was $1,890,000,000. As of December 31, 2009, the balance of the line was $1,848,300,000. In 2009, Santander Consumer Receivables 2 LLC paid $19,690,394 in interest on this line of credit. The highest outstanding balance of the line in 2010 was $2,930,200,000. As of December 31, 2010, the balance of the line was $2,552,000,000. In 2010, Santander Consumer Receivables 2 LLC paid $30,482,170 in interest on this line of credit. During December 2011, Santander Consumer Receivables 2 LLC had a name change to Santander Consumer Funding 3 LLC. On December 30, 2011, the Santander Consumer Funding 3 LLC line of credit was amended and restated, reducing its commitment to $1,750,000,000. The highest outstanding balance of the line in 2011 was $3,637,500,000. As of December 31, 2011, the balance of the line was $1,747,800,000. In 2011, Santander Consumer Funding 3 LLC fka Santander Consumer Receivables 2 LLC paid $37,251,790 in interest on this line of credit and had $3,067,121 accrued and unpaid as of December 31, 2011.

•

On December 30, 2011 Santander Consumer Funding 5 LLC was opened with Santander’s New York branch for a commitment of $1,750,000,000. The highest outstanding balance of the line in 2011 was $300,000,000. As of December 31, 2011, the balance of the line was $300,000,000. In 2011, Santander Consumer Funding 5 LLC paid $0 in interest on this line of credit during 2011 and had $44,060 accrued and unpaid as of December 31, 2011.

•

SCUSA is under contract with the Bank to service the Bank’s retail auto loan portfolio. In 2009, 2010 and 2011, the Bank paid $18.3 million, $29.3 million and $19.9 million, respectively, to SCUSA with respect to this agreement.

•	SCUSA is under contract with the Bank to service the Bank’s RV loan portfolio. In 2011, the Bank paid $6.3 million to SCUSA with respect to this agreement.

In 2009, 2010 and 2011, the Company and its affiliates entered into, or were subject to, various service agreements with Santander and its affiliates. Each of the agreements was done in the ordinary course of business and on market terms. The agreements are as follows:

•

NW Services Co., a Santander affiliate doing business as Aquanima, is under contract with the Bank to provide procurement services, with total fees paid in 2009, 2010 and 2011 in the amount of $2.0 million, $2.2 million and $3.4 million, respectively.

•

Geoban, S.A., a Santander affiliate, is under contract with the Bank to provide administrative services, consulting and professional services, application support and back-office services, including debit card disputes and claims support, and consumer and mortgage loan set-up and review; with total fees paid in 2009, 2010 and 2011 in the amount of $0, $9.8 million and $15.3 million, respectively.

•

Ingenieria De Software Bancario S.L., a Santander affiliate, is under contract with the Bank to provide information technology development, support and administration, with total fees paid in 2009, 2010 and 2011 in the amount of $5.7 million, $120.9 million and $113.7 million, respectively.

•

Produban Servicios Informaticos Generales S.L., a Santander affiliate, is under contract with the Bank to provide professional services, and administration and support of information technology production systems, telecommunications and internal/external applications, with total fees paid in 2009, 2010 and 2011 in the amount of $3.4 million, $58.1 million and $82.6 million, respectively.

•

Santander Back-Offices Globales Mayoristas S.A., a Santander affiliate, is under contract with the Bank to provide administrative services and back-office support for the Bank’s derivative, foreign exchange and hedging transactions and programs, with total fees paid in 2009, 2010 and 2011 in the amount of $0, $0.1 million and $0.4 million, respectively.

•

Santander Global Facilities (“SGF”), a Santander affiliate, is under contracts with the Bank to provide: (a) administration and management of employee benefits and payroll functions for the Bank and other affiliates, including employee benefits and payroll processing services provided by third party sponsorship by SGF; and (b) property management and related services; with total fees paid in 2009, 2010 and 2011 in the amount of $0.5 million, $10.0 million and $10.8 million, respectively.

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

Thomas G. Durdon: In addition to the employment relationship described in the Compensation Discussion and Analysis included in Part III—Item 11, Mr. Dundon is also party to certain agreements with the Company in connection with the SCUSA Transaction, Refer to the discussion of the SCUSA Transaction included in Note 3 of the Notes to Consolidated Financial Statements for additional information.

Carlos Garcia, who became a director of SHUSA on January 26, 2012, has been employed as the Chief of Staff to the Chief Executive Officer, Chief of Corporate Affairs and Communications Officer since 2011. Mr. Garcia is expected to receive total compensation in 2012 of $1,498,794.00 in the aggregate, consisting of a base salary of $480,000.00, and is eligible for a bonus of $800,000.00 (to include any applicable deferral), long-term incentive stock awards with an estimated value of $201,250.00, and other compensation, including perquisites such as personal use of a Company automobile and paid parking, expected to amount to $17,544.00. Mr. Garcia has agreed to certain restrictive and noncompetition covenants and, under certain circumstances, in addition to the severance benefits to which other Sovereign Bank employees are entitled, may be entitled to a severance payment of $1,500,000.00, if the qualifying termination occurs within three years of his start of employment, and 24 months of his monthly base salary, if the qualifying termination occurs after three years from his start of employment. “Qualifying terminations,” for purposes of Mr. Garcia’s enhanced severance benefits, include termination without cause, the elimination of his position, voluntary resignation with good reason or within one year after a change of control of Sovereign Bank. Under certain circumstances, Mr. Garcia may have to repay a portion of the enhanced severance benefits described above if he returns to employment with Sovereign Bank (or any other Santander affiliate) within 12 months of his termination date. In 2011, Mr. Garcia received a housing allowance, installation payment, and relocation expense reimbursements in the total amount of $539,565.28 as a one-time payment to support his relocation to Boston. If Mr. Garcia voluntarily terminates his employment with the Bank, or if his employment is terminated by the Bank for cause prior to the completion of 12 months of service, Mr. Garcia will be required to reimburse a pro-rata portion of the relocation expenses.

Loans to Directors and Executive Officers

SHUSA, through Sovereign Bank is in the business of gathering deposits and making loans. Like many financial institutions, SHUSA actively encourages its directors and the companies which they control and/or are otherwise affiliated with to maintain their banking business with the Bank, rather than with a competitor.

All lending relationships between the Bank and its directors and the entities which they control are subject to Regulation O and are in compliance with Regulation O.(1) In addition, in management’s opinion, all loans to directors and entities affiliated with them (whether or not controlled by them and therefore, subject to Regulation O) were made in the ordinary course of business and on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with similar customers and do not involve more than normal collection risk or present other unfavorable features. SHUSA believes that the aggregate dollar amount of the Bank’s loans to directors and the entities they control or are otherwise affiliated with represent insignificant percentages of the Bank’s total loans and equity.

In addition, the Bank provides other banking services to its directors and entities which they control or with which they are affiliated. In each case, these services are provided in the ordinary course of the Bank’s business and on substantially the same terms as those prevailing at the time for comparable transactions with others.

The Bank, as part of its banking business, also extends loans to officers and employees of SHUSA and the Bank. Such loans are provided in the ordinary course of the Bank’s business and on substantially the same terms as those prevailing at the time for comparable transactions with others.

Certain mortgage loans held by executive officers, like similar loans made to other SHUSA employees, are priced at a 1% discount to market but contain no other terms which are different than terms available in comparable transactions with non-employees. The 1% discount is discontinued when an employee terminates his or her employment with SHUSA. In each case, all loans to executive officers (i) were made in the ordinary course of business, (ii) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons, including other employees of SHUSA or the Bank, and (iii) did not involve more than the normal risk of collectability or present other unfavorable features. Such loans also comply with Regulation O and were never non-accrual, past due, restructured or potential problem loans.

Approval of Related Transactions

Prior to and following January 30, 2009, the date on which the Santander transaction was consummated, SHUSA has had policies to approve all proposed transactions between SHUSA and its subsidiaries, on the one hand, and “related persons” (as defined therein), on the other hand. SHUSA’s policies require that all related person transactions be reviewed for compliance and applicable banking and securities laws and be approved by, or approved pursuant to procedures approved by, the Bank’s “Transactions with Affiliates Committee” (except for loans to directors and officers that were subject to Federal Reserve Regulation O, which were handled under a different process). Moreover, SHUSA’s policies require that all material transactions be approved by SHUSA’s Board or the Bank’s Board.

Director Independence

As noted elsewhere in this Form 10-K, on January 30, 2009, SHUSA became a wholly-owned subsidiary of Santander as a result of the consummation of the transactions contemplated by the Transaction Agreement. As a result, all of SHUSA’s voting common equity securities are owned by Santander and are no longer listed on the NYSE. However, the depository shares of SHUSA’s Series C non-cumulative preferred stock continue to be listed on the NYSE. In accordance with the NYSE rules, because SHUSA does not have common equity securities but rather only preferred and debt securities listed on the NYSE, the SHUSA Board is not required to have a majority of “independent” directors. Nevertheless, this Item 13 requires SHUSA to identify each director that is “independent” using a definition of independence of a national securities exchange, such as the NYSE’s listing standards (to which SHUSA is not currently subject). Based on the foregoing, although the SHUSA Board has not made a formal determination on the matter, under current NYSE listing standards (to which SHUSA is not currently subject), SHUSA believes that Directors Grundhofer, Ferriss, Heard, and Schoellkopf would be independent under such standards.

1 Regulation O deals with loans by federally regulated banks to “Insiders.” For purposes of Regulation O, an “insider” (“Insider”) means an executive officer, director or 10% controlling shareholder of the applicable bank or bank holding company, or an entity controlled by such executive officer, director or controlling shareholder.

Regulation O prohibits the Bank from making loans to an Insider unless the loan (i) is made on substantially the same terms (including interest rates and collateral) as, and following credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions by the Bank with other persons who are not subject to Regulation O and who are not employed by Sovereign Bank and (ii) does not involve more than the normal risk of repayment or present other unfavorable features. Regulation O does not prohibit Sovereign Bank from making loans to Insiders pursuant to a benefit or compensation program (i) that is widely available to employees of the Bank and, in the case of extensions of credit to an Insider of its affiliates, is widely available to employees of the affiliates at which that person is an Insider and (ii) that does not give preference to any Insider of the Bank over other employees of the Bank and, in the case of extension of credit to an Insider of its affiliates, does not give preference to any Insider of its affiliates over other employees of the affiliates at which that person is an Insider.

The Bank is examined periodically by the Office of the Comptroller of the Currency for compliance with Regulation O and internal controls exist within the Bank to ensure that compliance with Regulation O is maintained on an ongoing basis after such loans are made.

Item 14 Principal Accounting Fees and Services

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees of the Independent Auditor

The following tables set forth the aggregate fees for services rendered to the Company, for the fiscal years ended December 31, 2011 by our principal accounting firm Deloitte & Touche LLP.

September 30,
Fiscal Year Ended December 31, 2011
December 31, 2011
Audit Fees	$4,542,000
Audit-Related Fees	735,900
Tax Fees	150,000
All Other Fees	277,400

Total Fees	$5,705,300

Audit fees in 2011 included fees associated with the annual audit of the financial statements and the audit of internal control over financial reporting of the Company, the reviews of the Quarterly Reports on Form 10-Q, certain accounting consultations, consent to use its report in connection with various documents filed with the SEC, and comfort letters issued to underwriters for securities offerings.

Audit-related fees in 2011 principally included audits of employee benefit plans, audits of separate subsidiary financial statements required by their formation agreements, and attestation reports required under services agreements.

Tax fees in 2011 included tax compliance, tax advice and tax planning.

Other fees in 2011 included assistance with validation of test environments and data accuracy related to the migration process for a pending conversion to a new corporate general ledger application.

The following tables set forth the aggregate fees billed to SHUSA for the fiscal years ended December 31, 2010 by the principal accounting firm Deloitte & Touche LLP.

September 30,
Fiscal Year Ended December 31, 2010
December 31, 2010
Audit Fees	$4,812,000
Audit-Related Fees	552,900
Tax Fees	86,920
All Other Fees	449,333

Total Fees	$5,901,153

Audit fees in 2010 included fees associated with the annual audit of the financial statements and the audit of internal control over financial reporting of the Company, the reviews of the Quarterly Reports on Form 10-Q, certain accounting consultations, consent to use its report in connection with various documents filed with the SEC, and comfort letters issued to underwriters for securities offerings.

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

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by Independent Auditor

During 2011, SHUSA’s Audit Committee pre-approved audit and non-prohibited, non-audit services provided by the independent auditor after its appointment as such. These services may have included audit services, audit-related services, tax services and other services. The Audit Committee adopted a policy for the pre-approval of services provided by the independent auditor. Under the policy, pre-approval was generally provided for up to one year and any pre-approval was detailed as to the particular service or category of services and was subject to a specific budget. In addition, the Audit Committee may also have pre-approved particular services on a case-by-case basis. For each proposed service, the Audit Committee received detailed information sufficient to enable the Audit Committee to pre-approve and evaluate such service. The Audit Committee may have delegated pre-approval authority to one or more of its members. Any pre-approval decisions made under delegated authority must have been communicated to the Audit Committee at or before its then next scheduled meeting. There were no waivers by the Audit Committee of the pre-approval requirement for permissible on-audit services in 2011.

PART IV

Item 15 Exhibits and Financial Statement Schedules

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

(b)	Exhibits.

(2.1)	Transaction Agreement, dated as of October 13, 2008, between Santander Holdings USA, Inc. and Banco Santander, S.A. (Incorporated by reference to Exhibit 2.1 to SHUSA’s Current Report on Form 8-K filed October 16, 2008)

(3.1)	Amended and Restated Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to SHUSA’s Current Report on Form 8-K filed January 30, 2009)

(3.2)	Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to SHUSA’s Current Report on Form 8-K filed March 27, 2009)

(3.3)	Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to SHUSA’s Current Report on Form 8-K filed February 5, 2010)

(3.4)	Amended and Restated Bylaws of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to SHUSA’s Current Report on Form 8-K filed January 30, 2012)

(4.1)	Santander Holdings USA, Inc. has certain debt obligations outstanding. None of the instruments evidencing such debt authorizes an amount of securities in excess of 10% of the total assets of Santander Holdings USA, Inc. and its subsidiaries on a consolidated basis; therefore, copies of such instruments are not included as exhibits to this Annual Report on Form 10-K. Santander Holdings USA, Inc. agrees to furnish copies to the SEC on request

(4.2)	Fiscal Agency Agreement dated December 22, 2008 between Sovereign Bank and The Bank of New York Mellon Trust Company, N.A., as fiscal agent (Incorporated by reference to Exhibit 4.1 to SHUSA’s Current Report on Form 8-K filed December 22, 2008)

(4.3)	Fiscal Agency Agreement dated December 22, 2008 between Santander Holdings USA, Inc. and The Bank of New York Mellon Trust Company, N.A., as fiscal agent (Incorporated by reference to Exhibit 4.2 to SHUSA’s Current Report on Form 8-K filed December 22, 2008)

(10.1)	Commercial Paper Dealer Agreement between Santander Holdings USA, Inc. and Santander Investment Securities Inc., dated as of July 15, 2010 (Incorporated by reference to Exhibit 10.1.1 to SHUSA’s Current Report on Form 8-K filed July 21, 2010)

(10.2)	Investment Agreement, dated October 20, 2011, by and between Santander Holdings USA, Inc. and Sponsor Auto Finance Holdings Series LP.

(10.3)	Investment Agreement, dated October 20, 2011, by and between Santander Holdings USA, Inc. and Dundon DFS LLC.

(10.4)

Shareholders Agreement, dated December 31, 2011, by and among Santander Holdings USA, Inc., Santander Consumer USA,

Inc., Sponsor Auto Finance Holdings Series LP, Dundon DFS LLC, Mr. Thomas G. Dundon and Banco Santander, S.A.

(21)	Subsidiaries of Registrant

(23.1)	Consent of Deloitte & Touche LLP (Santander Holdings USA, Inc.)

(31.1)	Chief Executive Officer certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

(31.2)	Chief Financial Officer certification pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Exchange Act

(32.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SANTANDER HOLDINGS USA, INC. (Registrant)

By:	/s/ Jorge Morán
Name: Title:	Jorge Morán President, Chief Executive Officer

March 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Jorge Morán Jorge Morán	President Chief Executive Officer (Principal Executive Officer)	March 16, 2012

/s/ Guillermo Sabater Guillermo Sabater	Senior Executive Vice President Chief Financial Officer (Principal Financial Officer)	March 16, 2012

/s/ Jerry Grundhofer Jerry Grundhofer	Chairman of the Board	March 16, 2012

/s/ José Antonio Alvarez José Antonio Alvarez	Director	March 16, 2012

/s/ Thomas G. Dundon Thomas G. Dundon	Director	March 16, 2012

/s/ Stephen Ferris Stephen Ferris	Director	March 16, 2012

/s/ José Maria Fuster José Maria Fuster	Director	March 16, 2012

/s/ Gonzalo de Las Heras Gonzalo de Las Heras	Director	March 16, 2012

Signature	Title	Date

/s/ John Hamill John Hamill	Director	March 16, 2012

/s/ Marian L. Heard Marian L. Heard	Director	March 16, 2012

/s/ Carlos Garcia Carlos Garcia	Chief of Staff and Chief of Corporate Affairs and Communications Officer	March 16, 2012

/s/ Alberto Sánchez Alberto Sánchez	Director	March 16, 2012

/s/ Wolfgang Schoellkopf Wolfgang Schoellkopf	Director	March 16, 2012

/s/ Juan Andres Yanes Juan Andres Yanes	Chief Compliance and Internal Controls Officer and Senior Executive Vice President	March 16, 2012