Form 10-Q
period 2012-03-31
Santander Holdings USA, Inc.
filed 2012-05-11
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑. No ☐.*
*Registrant is not subject to the requirements of Rule 405 of Regulation S-T at this time.
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐. No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2012
Common Stock (no par value)	520,307,043 shares

FORWARD LOOKING STATEMENTS
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by or on behalf of Santander Holdings USA, Inc. (“SHUSA” or the “Company”). SHUSA may from time to time make forward-looking statements in SHUSA’s filings with the Securities and Exchange Commission (the “SEC”) (including this Quarterly Report on Form 10-Q and the Exhibits hereto), in its reports to shareholders (including its Annual Report on Form 10-K for the fiscal year ended December 31, 2011) and in other communications by SHUSA, which are made in good faith by SHUSA, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Some of the statements made by SHUSA, including any statements preceded by, followed by or which include the words “may,” “could,” “should,” “pro forma,” “looking forward,” “will,” “would,” “believe,” “expect,” “hope,” “anticipate,” “estimate,” “intend,” “plan,” “strive,” “hopefully,” “try,” “assume” or similar expressions constitute forward-looking statements.

These forward-looking statements include statements with respect to SHUSA's vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of SHUSA and are not historical facts. Although SHUSA believes that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors (some of which are beyond SHUSA's control). Among the factors, that could cause SHUSA's financial performance to differ materially from that expressed in the forward-looking statements are:

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

•	adverse movements and volatility in debt and equity capital markets;

•	adverse changes in the securities markets, including those related to the financial condition of significant issuers in SHUSA's investment portfolio;

•	revenue enhancement initiatives may not be successful in the marketplace or may result in unintended costs;

•	changing market conditions may force management to alter the implementation or continuation of cost savings or revenue enhancement strategies;

•	SHUSA's timely development of competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the willingness of customers to substitute competitors' products and services and vice versa;

•	the ability of SHUSA and its third party vendors to convert and maintain SHUSA's data processing and related systems on a timely and acceptable basis and within projected cost estimates;

•
the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, capital, liquidity, proper accounting treatment, securities and insurance, and the application thereof by regulatory bodies and the impact of changes in and interpretation of generally accepted accounting principles in the United States;

•
the impact of the “Dodd-Frank Wall Street Reform and Consumer Protection Act” enacted in July 2010 which is a significant development for the industry. The full impact of this legislation to SHUSA and the industry will be unknown until the rulemaking processes mandated by the legislation are complete, although the impact will involve higher compliance costs and certain elements, which have and, will negatively affect SHUSA's revenue and earnings;

•
additional legislation and regulations or taxes, levies or other charges may be enacted or promulgated in the future, and management is unable to predict the form such legislation or regulation may take or to the degree which management need to modify SHUSA's businesses or operations to comply with such legislation or regulation;

•
the cost and other effects of the consent order issued by the Office of the Comptroller of the Currency to Sovereign Bank requiring the Bank to take certain steps to improve its mortgage servicing and foreclosures practices, as is further described in Part I;

•	technological changes;

•	competitors of SHUSA may have greater financial resources and develop products and technology that enable those competitors to compete more successfully than SHUSA;

•	changes in consumer spending and savings habits;

•	acts of terrorism or domestic or foreign military conflicts; and acts of God, including natural disasters;

•	regulatory or judicial proceedings;

•	changes in asset quality;

•	the outcome of ongoing tax audits by federal, state and local income tax authorities may require additional taxes be paid by SHUSA as compared to what has been accrued or paid as of period end;

•	SHUSA's success in managing the risks involved in the foregoing.

If one or more of the factors affecting SHUSA's forward-looking information and statements proves incorrect, the actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements. Therefore, SHUSA cautions you not to place undue reliance on any forward-looking information and statements. The effect of these factors is difficult to predict. Factors other than these also could adversely affect the results, and the reader should not consider these factors to be a complete set of all potential risks or uncertainties. New factors emerge from time to time and management cannot assess the impact of any such factor on SHUSA's business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward looking statement. Any forward looking statements only speak as of the date of this document and SHUSA undertakes no obligation to update any forward-looking information and statements, whether written or oral, to reflect any change. All forward-looking statements attributable to SHUSA are expressly qualified by these cautionary statements.

PART 1- FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited at March 31, 2012, audited at December 31, 2011)

	March 31, 2012	December 31, 2011
	(in thousands)
ASSETS
Cash and amounts due from depository institutions	$2,008,542	$2,623,963
Investment securities:
Available-for-sale at fair value	17,150,277	15,578,576
Other investments	911,237	555,370
Loans held for investment	52,095,941	51,307,380
Allowance for loan losses	(1,082,014)	(1,083,492)
Net loans held for investment	51,013,927	50,223,888

Loans held for sale at fair value (1)	184,642	352,471
Premises and equipment, net of accumulated depreciation of $499,036 and $478,489 at March 31, 2012 and December 31, 2011, respectively	661,409	669,143
Accrued interest receivable	206,885	209,010
Equity method investments	3,038,788	2,884,008
Goodwill	3,431,481	3,431,481
Core deposit intangibles and other intangibles, net	88,521	99,171
Bank owned life insurance	1,572,096	1,560,675
Restricted cash	329,529	36,660
Other assets (2)	2,293,728	2,340,783

TOTAL ASSETS	$82,891,062	$80,565,199

LIABILITIES
Deposits and other customer accounts	$50,526,193	$47,797,515
Borrowings and other debt obligations	17,374,069	18,278,433
Advance payments by borrowers for taxes and insurance	209,653	150,397
Other liabilities	1,925,364	1,742,691

TOTAL LIABILITIES	70,035,279	67,969,036

STOCKHOLDER’S EQUITY
Preferred stock (no par value; $25,000 liquidation preference; 7,500,000 shares authorized; 8,000 shares outstanding at March 31, 2012 and at December 31, 2011)	195,445	195,445
Common stock (no par value; 800,000,000 shares authorized; 520,307,043 shares issued at March 31, 2012 and at December 31, 2011)	12,214,320	12,213,484
Accumulated other comprehensive loss	(13,271)	(46,718)
Retained earnings	459,289	233,952
TOTAL STOCKHOLDER’S EQUITY	12,855,783	12,596,163

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$82,891,062	$80,565,199

(1) Amounts represent items for which the company has elected the fair value option.
(2) Includes residential mortgage servicing rights of $106.5 million for which the Company has elected the fair value option as of January 1, 2012.
See accompanying notes to unaudited consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three-Month Period Ended March 31,
	2012	2011
	(in thousands)
INTEREST INCOME:
Interest on loans	$547,245	$1,203,410
Interest-earning deposits	1,166	1,140
Investment securities:
Available-for-sale	96,048	114,996
Other investments	4,296	77
TOTAL INTEREST INCOME	648,755	1,319,623

INTEREST EXPENSE:
Deposits and customer accounts	58,455	58,282
Borrowings and other debt obligations	159,402	278,914
TOTAL INTEREST EXPENSE	217,857	337,196

NET INTEREST INCOME	430,898	982,427
Provision for credit losses	103,100	307,772
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	327,798	674,655

NON-INTEREST INCOME:
Consumer fees	61,552	172,877
Commercial fees	46,388	44,622
Mortgage banking income, net	25,816	9,594
Income/(expense) from equity method investments	157,332	(2,784)
Bank owned life insurance	14,439	13,873
Miscellaneous income	11,763	9,350
TOTAL FEES AND OTHER INCOME	317,290	247,532

Total other-than-temporary impairment (“OTTI”) losses	—	(3,718)
Portion of OTTI recognized in other comprehensive income before taxes	—	3,718
OTTI recognized in earnings	—	—
Net gain on sale of investment securities	15,544	61,862
Net gain on investment securities recognized in earnings	15,544	61,862
TOTAL NON-INTEREST INCOME	332,834	309,394

GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	162,048	198,148
Occupancy and equipment expenses	77,344	83,538
Technology expense	25,336	30,504
Outside services	26,060	36,287
Marketing expense	7,060	9,297
Loan expense	23,690	57,209
Other administrative expenses	34,152	37,817
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	355,690	452,800

OTHER EXPENSES:
Amortization of intangibles	10,650	13,800
Deposit insurance premiums	21,501	23,590
Loss on debt extinguishment	5,333	82
TOTAL OTHER EXPENSES	37,484	37,472

INCOME BEFORE INCOME TAXES	267,458	493,777
Income tax provision	38,471	176,714
NET INCOME INCLUDING NONCONTROLLING INTEREST	228,987	317,063
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	20,559
NET INCOME ATTRIBUTABLE TO SHUSA	228,987	296,504

OTHER COMPREHENSIVE INCOME, NET OF TAX

Net unrealized gains on cash flow hedge derivative financial instruments	4,205	23,032
Net unrealized gains/(losses) recognized on investment securities	28,678	(18,844)
Amortization of defined benefit plans	564	396

TOTAL OTHER COMPREHENSIVE INCOME	33,447	4,584

COMPREHENSIVE INCOME	262,434	321,647

COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	20,559
COMPREHENSIVE INCOME ATTRIBUTABLE TO SHUSA	$262,434	$301,088

See accompanying notes to unaudited consolidated financial statements.
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2012 AND 2011
(Unaudited)
(in thousands)

	Common Shares Outstanding	Preferred Stock	Common Stock	Warrants	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Noncontrolling Interest	Total Stock- holder’s Equity
Balance, December 31, 2010	517,107	$195,445	$11,117,328	$285,435	$(234,190)	$(128,984)	$25,636	$11,260,670
Comprehensive income	—	—	—	—	4,584	296,504	20,559	321,647
Stock issued in connection with employee benefit and incentive compensation plans	—	—	466	—	—	—	—	466
Dividend to noncontrollling interest	—	—	—	—	—	—	(21,049)	(21,049)
Dividends paid on preferred stock	—	—	—	—	—	(3,650)	—	(3,650)
Balance, March 31, 2011	517,107	$195,445	$11,117,794	$285,435	$(229,606)	$163,870	$25,146	$11,558,084

	Common Shares Outstanding	Preferred Stock	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Stockholder’s Equity
Balance, December 31, 2011	520,307	$195,445	$12,213,484	$(46,718)	$233,952	$12,596,163
Comprehensive income	—	—	—	33,447	228,987	262,434
Stock issued in connection with employee benefit and incentive compensation plans	—	—	836	—	—	836
Dividends paid on preferred stock	—	—	—	—	(3,650)	(3,650)
Balance, March 31, 2012	520,307	$195,445	$12,214,320	$(13,271)	$459,289	$12,855,783

See accompanying notes to unaudited consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three-Month Period Ended March 31,
	2012	2011
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interest	$228,987	$317,063
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	103,100	307,772
Deferred taxes	10,408	30,181
Depreciation and amortization	33,316	105,025
Net amortization/accretion of investment securities and loan premiums and discounts	28,129	(42,530)
Net gain on sale of loans	(14,236)	(5,702)
Net gain on sale of investment securities	(15,544)	(61,862)
Loss on debt extinguishments	5,333	82
Net loss on real estate owned and premises and equipment	2,451	3,449
Stock-based compensation	836	245
Equity earnings from equity method investments	(157,332)	2,784
Origination of loans held for sale, net of repayments	(554,500)	(280,805)
Proceeds from sales of loans held for sale	732,330	335,784
Net change in:
Accrued interest receivable	2,125	29,707
Other assets and bank owned life insurance	5,235	237,022
Other liabilities	211,925	31,466
Other	10,101	(319)
Net cash provided by operating activities	632,664	1,009,362

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available-for-sale investment securities	$1,495,830	$1,917,691
Proceeds from prepayments and maturities of available-for-sale investment securities	839,191	1,508,436
Purchases of available-for-sale investment securities	(3,578,765)	(3,030,850)
Net change in other investments	(355,867)	30,611
Net change in restricted cash	(292,869)	33,181
Proceeds from sales of loans held for investment	91,789	—
Purchase of loans held for investment	(938,315)	(1,934,670)
Net change in loans other than purchases and sales	(382,564)	(160,351)
Proceeds from sales of real estate owned and premises and equipment	13,163	19,693
Purchases of premises and equipment	(13,289)	(42,345)
Net cash used in investing activities	(3,121,696)	(1,658,604)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	$2,728,678	$4,321,864
Net change in borrowings	284,342	(1,315,461)
Net proceeds from senior notes, subordinated notes and credit facility	154,905	4,280,311
Repayments of borrowings and other debt obligations	(1,349,920)	(5,076,870)
Net change in advance payments by borrowers for taxes and insurance	59,256	61,110
Cash dividends paid to preferred stockholders	(3,650)	(3,650)
Cash dividends paid to noncontrolling interest	—	(34,000)
Net cash provided by financing activities	1,873,611	2,233,304

NET CHANGE IN CASH AND CASH EQUIVALENTS	(615,421)	1,584,062
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,623,963	1,705,895
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,008,542	$3,289,957

SUPPLEMENTAL DISCLOSURE
Net income taxes paid	$(999)	$106,614
Interest paid	$219,085	$339,421

NON-CASH TRANSACTIONS
Foreclosed real estate	$17,589	$20,502
Other repossessed assets	$—	$436,424
Receipt of available for sale mortgage backed securities in exchange for mortgage loans held for investment	$290,844	$399,208
Dividends declared	$—	$21,049

See accompanying notes to unaudited consolidated financial statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Introduction

Santander Holdings USA, Inc. (“SHUSA” or the “Company”) is a bank holding company headquartered in Boston, Massachusetts. SHUSA and its subsidiaries offer its customers a broad array of financial services, including retail, business, and corporate banking; cash management; capital markets; private wealth management; and insurance.

Basis of Presentation

These consolidated financial statements include the accounts of the Company and its subsidiaries including its principal subsidiary, Sovereign Bank N.A. (the “Bank”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). All significant intercompany balances and transactions have been eliminated in consolidation.
Certain information and footnote disclosures normally included in the financial statements, prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), have been condensed or omitted pursuant to such rules and regulations. Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. However, in the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the consolidated balance sheets, statements of comprehensive income, statement of stockholder's equity and statements of cash flows for the periods indicated, and contain adequate disclosure to make the information presented not misleading.
Management identified accounting for the consolidation, allowance for loan losses and reserve for unfunded lending commitments, goodwill, derivatives and hedge activities and income taxes as the most critical accounting policies and estimates in that they are important to the portrayal of the Company's financial condition and results, and require management's most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. These consolidated financial statements should be read in conjunction with the Company's latest annual report on Form 10-K. There have been no significant changes to the Company's accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2011, except for the change discussed in Note 15.
Reclassifications

In the first quarter of 2012, the Company reclassified amounts related to equity investments of $2.8 million from "Other Expenses" to "Fees and Other Income" in the March 31, 2011 Consolidated Statement of Comprehensive Income . This reclassification had no effect on any other consolidated financial statement.

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
The SCUSA Transaction

Santander Consumer USA, Inc. (SCUSA), a specialized consumer finance company engaged in the purchase, securitization, and servicing of retail installment contracts originated by automobile dealers, was a consolidated subsidiary prior to December 31, 2011.

On December 31, 2011, SCUSA increased its share capital through the issuance of shares to third party investors and certain members of its management for approximately $1.16 billion.

(1) BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Also on December 31, 2011, SCUSA's investors entered into a shareholder agreement providing each of its investors with certain board representation, governance, registration and other rights with respect to their ownership interests in SCUSA thereby requiring each of its investors to jointly manage SCUSA and share control over it.

As a result, the Company's ownership interest was reduced to approximately 65% and its power to direct the activities that most significantly impact SCUSA's economic performance was reduced so that the Company no longer has a controlling interest in SCUSA.  Accordingly, SCUSA was deconsolidated on December 31, 2011, and is accounted for as an equity method investment as of March 31, 2012.

Subsequent Events

The Company evaluated events from March 31, 2012, the date of the consolidated financial statements, through the issuance of these consolidated financial statements and have determined that there have been no material subsequent events.

(2) RECENT ACCOUNTING DEVELOPMENTS
In April 2011, the FASB issued ASU 2011-03, an update to ASC 860, “Transfers and Servicing” . The amendments in this update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The amendments to ASC 860 were effective for the Company beginning January 1, 2012. The implementation of this guidance did not have an impact on the Company’s financial position or results of operations.
In May 2011, the FASB issued ASU 2011-04, an update to ASC 820, “Fair Value Measurement” to provide guidance about how fair value should be determined where it is already required or permitted under U.S. GAAP. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks and the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy, and requires additional disclosures. The amendments to ASC 820 were effective beginning January 1, 2012 for the Company, and were applied prospectively. The implementation of this guidance did not have a significant impact on the Company’s financial position or results of operations.
In June 2011, the FASB issued ASU 2011-05, an update to ASC 220, “Comprehensive Income”, which eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity and now requires the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. With either approach, an entity would have been required to present reclassification adjustments for items reclassified from other comprehensive income to net income in the statement(s). In December 2011, the FASB issued ASU 2011-12, which deferred certain aspects of ASC 2011-05 related to the presentation of reclassification adjustments out of accumulated other comprehensive income. These deferred aspects did not include the requirement to report comprehensive income in either a single statement or in two consecutive statements reporting net income and other comprehensive income.The amendments to ASC 220 were effective beginning January 1, 2012 for the Company, and were applied retrospectively. The deferral period began for the Company on January 1, 2012 and will remain in effect indefinitely. The implementation of ASU 2011-05 did not have a significant impact on the Company’s financial position or results of operations.
In September 2011, the FASB issued ASU 2011-08, an update to ASC 350, “Intangibles — Goodwill and Other” . The amendments to the ASU permits companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as basis for determining whether it is necessary to perform the two-step impairment test. The amendments to ASC 350 were effective beginning January 1, 2012 for the Company. The implementation of this guidance did not have a significant impact on the Company’s financial position or results of operations.
In December 2011, the FASB issued ASU 2011-11, an update to ASC 210, "Balance Sheet", which requires entities to disclose both gross information and net information about both financial instruments and transactions eligible for offset in the statement of financial position and transactions subject to an agreement similar to a master netting arrangement. The amendment is designed to enhance disclosures about the financial instruments and derivatives, which will allow the users of an entity's financial statements to evaluate the effect of netting arrangements on an entity's financial position. The scope includes derivatives, repurchase agreements and security borrowings. The amendments to ASC 210 are effective for interim and annual periods beginning January 1, 2013 for the Company, and should be applied retrospectively to the beginning of the first annual period presented. The Company has not yet determined the impact of this guidance on the Company's financial position or results of operations.

(3) INVESTMENT SECURITIES
The following tables present the composition and fair value of investment securities available-for-sale at the dates indicated:

	March 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
Investment securities:
U.S. Treasury and government agency securities	$44,085	$9	$—	$44,094
Debentures of FHLB, FNMA, and FHLMC	19,530	470	—	20,000
Corporate debt securities	2,397,502	33,570	(11,216)	2,419,856
Asset-backed securities	2,082,214	5,650	(10,981)	2,076,883
State and municipal securities	1,731,386	64,443	(7,992)	1,787,837
Mortgage-backed securities:
U.S. government agencies	5,903,140	47,438	(20,558)	5,930,020
FHLMC and FNMA debt securities	4,774,104	97,310	(97)	4,871,317
Non-agency securities	268	2	—	270
Total investment securities available-for-sale	$16,952,229	$248,892	$(50,844)	$17,150,277

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
Investment securities:
U.S. Treasury and government agency securities	$44,070	$20	$—	$44,090
Debentures of FHLB, FNMA, and FHLMC	19,482	518	—	20,000
Corporate debt securities	2,070,255	16,249	(36,984)	2,049,520
Asset-backed securities	2,639,397	8,191	(7,298)	2,640,290
State and municipal securities	1,735,465	53,013	(3,700)	1,784,778
Mortgage-backed securities:
U.S. government agencies	3,904,933	50,049	(4,022)	3,950,960
FHLMC and FNMA debt securities	5,012,584	77,822	(1,760)	5,088,646
Non-agency securities	290	2	—	292
Total investment securities available-for-sale	$15,426,476	$205,864	$(53,764)	$15,578,576

As of March 31, 2012 and December 31, 2011, the Company had investment securities available-for-sale with an estimated fair value of $5.8 billion and $3.6 billion, respectively, pledged as collateral which was made up of the following: $2.5 billion and $1.9 billion, respectively, were pledged to secure Public Fund deposits, $2.9 billion and $1.3 billion, respectively, were pledged at various brokers to secure repurchase agreements as well as support hedging relationships and $389.1 million and $431.4 million, respectively, were pledged to secure the Bank's customer overnight sweep product.

The state and municipal bond portfolio consists of general obligation bonds of states, cities, counties and school districts. The portfolio has a weighted average underlying credit risk rating of AA. The largest geographic concentrations of the state and local municipal bonds are in California, Texas and Florida which represented 19%, 16%, 15%, respectively, of the total portfolio. No other state had more than 12% of the total portfolio.

(3) INVESTMENT SECURITIES (continued)
Contractual maturities of the Company’s investment securities available-for-sale at March 31, 2012 are as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$669,253	$671,565
Due after 1 within 5 years	2,373,592	2,397,830
Due after 5 within 10 years	657,460	653,300
Due after 10 years/ no maturity	13,251,924	13,427,582
Total	$16,952,229	$17,150,277

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.
The following tables disclose the aggregate amount of unrealized losses as of March 31, 2012 and December 31, 2011 on securities in the Company’s investment portfolio classified according to the amount of time that those securities have been in a continuous loss position:

	At March 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

Corporate debt securities	$513,421	$(3,123)	$113,924	$(8,093)	$627,345	$(11,216)
Asset-backed securities	424,243	(2,664)	171,370	(8,317)	595,613	(10,981)
State and municipal securities	219,768	(7,992)	—	—	219,768	(7,992)
Mortgage-backed securities:
U.S. government agencies	3,066,258	(20,558)	—	—	3,066,258	(20,558)
FHLMC and FNMA debt securities	35,824	(32)	5,298	(65)	41,122	(97)
Total investment securities available-for-sale	$4,259,514	$(34,369)	$290,592	$(16,475)	$4,550,106	$(50,844)

(3) INVESTMENT SECURITIES (continued)

	At December 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate debt securities	$1,129,751	$(23,499)	$108,931	$(13,485)	$1,238,682	$(36,984)
Asset-backed securities	602,183	(2,754)	219,016	(4,544)	821,199	(7,298)
State and municipal securities	26,910	(204)	191,597	(3,496)	218,507	(3,700)
Mortgage-backed securities:
U.S. government agencies	856,687	(4,022)	—	—	856,687	(4,022)
FHLMC and FNMA debt securities	590,740	(1,667)	6,847	(93)	597,587	(1,760)
Non-agency securities	—	—	—	—	—	—
Total investment securities available-for-sale	$3,206,271	$(32,146)	$526,391	$(21,618)	$3,732,662	$(53,764)

The Company is continuously evaluating its investment strategies in light of changes in the regulatory environment that could have an impact on capital and liquidity. Based on this evaluation, it is reasonably possible the Company may elect to pursue other strategies relative to its remaining investment securities portfolio.

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

Management has concluded that the unrealized losses on its investment securities (which totaled 129 individual securities at March 31, 2012) are temporary in nature since (1) they are not related to the underlying credit quality of the issuers, (2) the principal and interest on these securities are from investment grade issuers, (3) the Company does not intend to sell these investments, and (4) it is more likely than not that the Company will not be required to sell the investments before recovery of the amortized cost basis, which may be maturity. There were no investments with unrealized losses that were deemed to be other than temporary in nature.

In November 2011, the Company sold the majority of its non-agency mortgage backed securities portfolio. Prior to the sale, the Company held investments in these non-agency mortgage backed securities for which the Company did not expect to collect the entire scheduled principal.

(3) INVESTMENT SECURITIES (continued)

The following table displays changes in credit losses for those non-agency mortgage backed securities securities recognized in earnings for the three-month period ended March 31, 2011.

Three-Month Period Ended March 31, 2011
(in thousands)
Cumulative credit loss recognized on non-agency securities at the beginning of the period	$210,919
Cumulative reduction as of the beginning of the period for accretion into interest income for the expected increase in cash flow on certain non-agency securities	(9,631)
Current period accretion into interest income for the expected increase in cash flow on certain non-agency securities	(3,892)
Additions for amount related to credit loss for which an other-than-temporary impairment was not previously recognized	—
Reductions for securities sold during the period	—
Additional increases to credit losses for previously recognized other-than-temporary impairment charges when the entity does not intend to sell the security	—
Net cumulative credit loss recognized on non-agency securities as of the end of the period	197,396
Reductions for increases in cash flows expected to be collected and recognized over the remaining life of securities	(63,427)
Projected ending balance of the amount related to credit losses on debt securities at the end of the period for which a portion of an other-than-temporary impairment was recognized in other comprehensive income	$133,969

The Company evaluates the fair value of investment securities that are sold to determine realized gains or losses on the transaction. Proceeds from sales of investment securities and the realized gross gains and losses from those sales are as follows:

	Three-Month Period Ended March 31,
	2012	2011
	(in thousands)
Proceeds from the sales of investment securities	$1,495,830	$1,917,691

Gross realized gains	$16,473	$61,999
Gross realized losses	(929)	(137)
Net realized gains	$15,544	$61,862

(4) LOANS
The following table presents the composition of the loans held for investment portfolio by type of loan and by fixed and variable rates at the dates indicated:

	March 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial loans held for investment:
Commercial real estate loans	$10,424,077	20.0%	$10,553,174	20.6%
Commercial and industrial loans	11,770,700	22.6%	11,084,292	21.6%
Multi-family loans	7,234,995	13.9%	7,100,620	13.8%
Other	1,455,779	2.8%	1,151,107	2.2%
Total commercial loans held for investment	30,885,551	59.3%	29,889,193	58.2%
Consumer loans secured by real estate:
Residential mortgages	11,400,078	21.9%	11,285,550	22.0%
Home equity loans and lines of credit	6,819,382	13.1%	6,868,939	13.4%
Total consumer loans secured by real estate	18,219,460	35.0%	18,154,489	35.4%
Consumer loans not secured by real estate
Auto loans	642,996	1.2%	958,345	1.9%
Other	2,347,934	4.5%	2,305,353	4.5%
Total consumer loans	21,210,390	40.7%	21,418,187	41.8%
Total loans held for investment (1)	$52,095,941	100.0%	$51,307,380	100.0%
Total loans held for investment:
Fixed rate	$26,187,554	50.3%	$26,280,371	51.2%
Variable rate	25,908,387	49.7%	25,027,009	48.8%
Total loans held for investment (1)	$52,095,941	100.0%	$51,307,380	100.0%

(1)
Total loans held for investment includes deferred loan origination costs, net of deferred loan fees and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net decrease in loan balances of $109.6 million and $106.0 million as of March 31, 2012 and December 31, 2011, respectively.

Loans pledged as collateral for borrowings totaled $32.7 billion at March 31, 2012 and $32.5 billion at December 31, 2011.

At March 31, 2012 and December 31, 2011, there was $130.3 million and $136.6 million of loan accrued interest.

The entire loans held for sale portfolio at March 31, 2012 and December 31, 2011 consists of fixed rate residential mortgages. The balance at March 31, 2012 was $184.6 million compared to $352.5 million at December 31, 2011.

On March 9, 2012, Santander transferred $374.0 million of commercial loans to the Company. In accordance with ASC 805, the loans and corresponding allowance were transferred at their carrying value.

On March 30, 2012, the Bank purchased $273.9 million of multi-family loans.

(4) LOANS (continued)
The following table presents the activity in the allowance for credit losses for the periods indicated:

	Three-Month Period Ended March 31,
	2012	2011
	(in thousands)
Allowance for loan losses, beginning of period	$1,083,492	$2,197,450
Allowance recorded as part of loans transferred from Santander	3,341	—
Charge-offs:
Commercial	95,215	112,339
Consumer secured by real estate	36,369	23,138
Consumer not secured by real estate(2)	25,369	194,907
Total charge-offs	156,953	330,384
Recoveries:
Commercial	14,158	6,900
Consumer secured by real estate	3,140	885
Consumer not secured by real estate(2)	10,251	75,949
Total recoveries	27,549	83,734
Charge-offs, net of recoveries	129,404	246,650
Provision for loan losses (1)(2)	124,585	256,547
Allowance for loan losses, end of period	$1,082,014	$2,207,347
Reserve for unfunded lending commitments, beginning of period	$256,485	$300,621
(Release) / provision of/for unfunded lending commitments (1)	(21,485)	51,225
Reserve for unfunded lending commitments, end of period	$235,000	$351,846
Total allowance for credit losses, end of period	$1,317,014	$2,559,193

(1)
The Company defines the provision for credit losses on the Consolidated Statement of Comprehensive Income as the sum of the total provision for loan losses and provision for unfunded lending commitments.

(2)
On December 31, 2011, the Company deconsolidated SCUSA as a result of certain agreements with investors entered into during the fourth quarter 2011.   See further discussion on the SCUSA Transaction in Note 1. The activity in the first three-months of 2012 does not include SCUSA activity.

(4) LOANS (continued)
The following table presents the composition of non-performing assets at the dates indicated:

	March 31, 2012	December 31, 2011
	(in thousands)
Non-accrual loans:
Commercial:
Commercial real estate	$408,077	$459,692
Commercial and industrial	230,037	213,617
Multi-family	47,764	126,738
Total commercial loans	685,878	800,047
Consumer:
Residential mortgages	443,685	438,461
Consumer loans secured by real estate	106,631	108,075
Consumer not secured by real estate	13,367	12,883
Total consumer loans	563,683	559,419
Total non-accrual loans	1,249,561	1,359,466
Other real estate owned	106,515	103,026
Other repossessed assets	4,271	5,671
Total other real estate owned and other repossessed assets	110,786	108,697
Total non-performing assets	$1,360,347	$1,468,163

Impaired loans are generally defined as all Troubled Debt Restructurings (“TDRs”) plus commercial non-accrual loans in excess of $1.0 million. Impaired and past due loans are summarized as follows:

	March 31, 2012	December 31, 2011
	(in thousands)
Impaired loans with a related allowance	$1,094,797	$1,118,591
Impaired loans without a related allowance	255,913	269,677
Total impaired loans	$1,350,710	$1,388,268
Allowance for loan losses reserved for impaired loans	$325,958	$252,556

Prior to December 31, 2011, the Company, through SCUSA, acquired certain auto loans at a substantial discount from par from manufacturer-franchised dealers or other companies engaged in non-prime lending activities. Part of this discount was attributable to the expectation that not all contractual cash flows would be received from the borrowers. These loans were accounted for under the Receivable topic of the FASB Accounting Standards Codification (Section 310-30) “Loans and Debt Securities Acquired with Deteriorated Credit Quality”. The excess of cash flows expected over the estimated fair value at acquisition is referred to as the accretable yield and was recognized in interest income over the remaining life of the loans using the constant effective yield method. The difference between contractually required payments and the undiscounted cash flows expected to be collected at acquisition is referred to as the nonaccretable difference.
(4) LOANS (continued)

A rollforward of Company's consolidation of SCUSA's nonaccretable and accretable yield on loans accounted for under Section 310-30 is shown below for the three-month period ended March 31, 2011:

	Contractual Receivable Amount	Nonaccretable Yield	Accretable Premium/(Yield)	Carrying Amount
	(in thousands)
Balance, beginning of period December 31, 2010	$9,147,004	$(966,463)	$210,459	$8,391,000
Customer repayments	(958,654)	—	—	(958,654)
Charge-offs	(177,211)	100,452	—	(76,759)
Accretion of loan discount	—	—	(44,322)	(44,322)
Transfers between nonaccretable and accretable yield	—	29,750	(29,750)	—
Settlement adjustments	9,725	666	(262)	10,129
Balance, end of period March 31, 2011	$8,020,864	$(835,595)	$136,125	$7,321,394

As of December 31, 2011 and March 31, 2012, the Company does not have any significant loan balances or loan portfolios that are accounted for under ASC Section 310-30.

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

In disaggregating its financing receivables portfolio, the Company’s methodology begins with the commercial and consumer segments. The commercial segmentation reflects line of business distinctions. “Corporate banking” includes the majority of commercial and industrial loans as well as related owner-occupied real estate. “Middle market commercial real estate” represents the portfolio of specialized lending for investment real estate. “Continuing care retirement communities” is the portfolio of financing for continuing care retirement communities. “Santander real estate capital” is the real estate portfolio of the specialized lending group. “Remaining commercial” represents principally the commercial equipment and vehicle funding business.

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

(4) LOANS (continued)
The activity in the allowance for loan losses for the three-month period ended March 31, 2012 and 2011 was as follows (in thousands):

	Three-Month Period Ended March 31, 2012
	Commercial	Consumer	Unallocated	Total

Allowance for loan losses, beginning of period	$766,865	$292,816	$23,811	$1,083,492
Allowance recorded as part of loans transferred from Santander	3,341	—	—	3,341
Provision for loan losses	33,367	108,317	(17,099)	124,585
Charge-offs	(95,215)	(61,738)	—	(156,953)
Recoveries	14,158	13,391	—	27,549
Charge-offs, net of recoveries	(81,057)	(48,347)	—	(129,404)
Allowance for loan losses, end of period	$722,516	$352,786	$6,712	$1,082,014
Ending balance, individually evaluated for impairment	$191,784	$134,174	$—	$325,958
Ending balance, collectively evaluated for impairment	530,732	218,612	6,712	756,056
Financing receivables:
Ending balance	$30,885,551	$21,395,032	$—	$52,280,583
Ending balance, evaluated at fair value	—	184,642	—	184,642
Ending balance, individually evaluated for impairment	762,928	587,782	—	1,350,710
Ending balance, collectively evaluated for impairment	30,122,623	20,622,608	—	50,745,231

	Three-Month Period Ended March 31, 2011
	Commercial	Consumer	Unallocated	Total

Allowance for loan losses, beginning of period	$905,786	$1,275,982	$15,682	$2,197,450
Provision for loan losses	79,642	167,136	9,769	256,547
Charge-offs	(112,339)	(218,045)	—	(330,384)
Recoveries	6,900	76,834	—	83,734
Charge-offs, net of recoveries	(105,439)	(141,211)	—	(246,650)
Allowance for loan losses, end of period	$879,989	$1,301,907	$25,451	$2,207,347
Ending balance, individually evaluated for impairment	274,295	140,959	—	415,254
Ending balance, collectively evaluated for impairment	605,694	1,023,348	25,451	1,654,493
Purchased impaired loans	—	137,600	—	137,600
Financing receivables:
Ending balance	$29,152,776	$37,411,345	$—	$66,564,121
Ending balance, evaluated at fair value	—	100,706	—	100,706
Ending balance, individually evaluated for impairment	1,027,017	941,959	—	1,968,976
Ending balance, collectively evaluated for impairment	28,125,759	29,113,454	—	57,239,213
Purchased impaired loans	—	7,255,226	—	7,255,226

(4) LOANS (continued)

Non-accrual loans disaggregated by class of financing receivables are summarized as follows:

	March 31, 2012	December 31, 2011
	(in thousands)
Non-accrual loans:
Commercial:
Corporate banking	$287,228	$304,309
Middle market commercial real estate	143,283	167,446
Continuing care retirement communities	171,392	198,131
Santander real estate capital	81,379	127,537
Remaining commercial	2,596	2,624
Total commercial loans	685,878	800,047
Consumer:
Home mortgages	443,685	438,461
Self-originated home equity	65,340	64,481
Indirect auto	2,114	3,062
Indirect purchased	2,283	2,005
Remaining consumer	50,261	51,410
Total consumer loans	563,683	559,419
Total non-accrual loans	$1,249,561	$1,359,466

Delinquencies disaggregated by class of financing receivables are summarized as follows as of March 31, 2012:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables (1)	Recorded Investment > 90 Days and Accruing
	(in thousands)
Commercial:
Corporate banking	$36,274	$24,818	$159,318	$220,410	$16,161,061	$16,381,471	$—
Middle market commercial real estate	4,473	3,581	92,991	101,045	3,710,130	3,811,175	—
Continuing care retirement communities	—	—	159,862	159,862	222,342	382,204	—
Santander real estate capital	27,819	19,531	45,650	93,000	9,315,982	9,408,982	—
Remaining commercial	2,238	583	1,841	4,662	897,057	901,719	—
Consumer:
Home mortgages	185,018	91,397	443,685	720,100	10,864,147	11,584,247	—
Self-originated home equity	19,873	14,063	65,340	99,276	6,369,367	6,468,643	—
Indirect auto	30,727	6,979	2,114	39,820	553,447	593,267	—
Indirect purchased	9,588	3,187	2,283	15,058	1,724,553	1,739,611	—
Credit cards	1,632	1,378	3,798	6,808	175,508	182,316	3,798
Remaining consumer	35,908	5,377	50,261	91,546	735,402	826,948	—
Total	$353,550	$170,894	$1,027,143	$1,551,587	$50,728,996	$52,280,583	$3,798

(4) LOANS (continued)

Delinquencies disaggregated by class of financing receivables are summarized as follows as of December 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables (1)	Recorded Investment > 90 Days and Accruing
	(in thousands)
Commercial:
Corporate banking	$38,347	$36,498	$180,017	$254,862	$14,989,498	$15,244,360	$1,211
Middle market commercial real estate	14,862	16,508	79,160	110,530	3,743,790	3,854,320	—
Continuing care retirement communities	4,632	2,812	6,491	13,935	216,010	229,945	—
Santander real estate capital	8,383	24,214	89,885	122,482	9,175,480	9,297,962	—
Remaining commercial	2,568	13,765	132,741	149,074	1,113,532	1,262,606	—
Consumer:
Home mortgages	224,957	110,007	438,461	773,425	10,863,152	11,636,577	—
Self-originated home equity	22,026	13,272	64,482	99,780	6,404,702	6,504,482	—
Indirect auto	43,386	10,624	3,062	57,072	704,518	761,590	—
Indirect purchased	11,101	4,683	2,005	17,789	1,814,509	1,832,298	—
Credit cards	1,867	1,491	3,697	7,055	180,940	187,995	3,697
Remaining consumer	26,879	12,881	51,410	91,170	756,546	847,716	—
Total	$399,008	$246,755	$1,051,411	$1,697,174	$49,962,677	$51,659,851	$4,908

(1)	Financing Receivables includes loans held for sale.

(4) LOANS (continued)

Impaired loans disaggregated by class of financing receivables, excluding purchased impaired loans, are summarized as follows:

March 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Specific Reserves	Average Recorded Investment
	(in thousands)
With no related allowance recorded:
Commercial:
Corporate banking	$45,044	$54,489	$—	$43,842
Middle market commercial real estate	119,518	121,947	—	100,811
Continuing care retirement communities	45,874	62,187	—	46,386
Santander real estate capital	30,869	31,877	—	27,296
Remaining commercial	14,608	14,608	—	15,833
Consumer:
Self-originated home equity	—	—	—	19,161
Remaining consumer	—	—	—	9,468
With an allowance recorded:
Commercial:
Corporate banking	186,292	239,184	89,214	194,861
Middle market commercial real estate	102,391	136,859	22,203	117,253
Continuing care retirement communities	143,752	270,400	63,526	156,653
Santander real estate capital	73,093	83,290	16,508	95,098
Remaining commercial	1,487	2,082	333	1,723
Consumer:
Home mortgages	518,670	538,026	125,808	506,551
Self-originated home equity	41,713	42,090	1,049	20,857
Indirect auto	—	—	—	—
Credit cards	7,926	7,926	1,073	3,963
Remaining consumer	19,473	20,318	6,244	9,737
Total:
Commercial	$762,928	$1,016,923	$191,784	$799,756
Consumer	587,782	608,360	134,174	569,737
Total	$1,350,710	$1,625,283	$325,958	$1,369,493

The Company recognized interest income of $6.0 million on approximately $602.6 million of TDRs that were returned to performing status as of March 31, 2012.

(4) LOANS (continued)

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

The Company recognized interest income of $17.6 million on approximately $527.6 million of TDRs that were returned to performing status as of December 31, 2011.

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

(4) LOANS (continued)

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

The Company places consumer loans, excluding auto loans and credit card loans, on non-performing status at 90 days delinquent. For the majority of auto loans, the Company places them on non-performing status at 90 days delinquent. Credit cards remain performing until they are 180 days delinquent, at which point they are charged-off and all interest is removed from interest income.

Regulatory classifications by class of financing receivables are summarized as follows:

March 31, 2012	Corporate banking	Middle market commercial real estate	Continuing care retirement communities	Santander real estate capital	Remaining commercial	Total
	(in thousands)
Regulatory Rating:
Pass	$15,136,980	$2,620,623	$93,824	$8,881,797	$848,265	$27,581,489
Special Mention	521,668	629,531	30,978	321,442	22,721	1,526,340
Substandard	617,807	471,244	86,010	150,220	30,710	1,355,991
Doubtful	105,016	89,777	171,392	55,523	23	421,731
Total commercial loans	$16,381,471	$3,811,175	$382,204	$9,408,982	$901,719	$30,885,551

December 31, 2011	Corporate banking	Middle market commercial real estate	Continuing care retirement communities	Santander real estate capital	Remaining commercial	Total
	(in thousands)
Regulatory Rating:
Pass	$13,907,745	$2,625,160	$186,914	$8,750,869	$921,325	$26,392,013
Special Mention	531,205	639,258	29,480	284,757	38,293	1,522,993
Substandard	690,303	485,994	10,460	228,210	104,802	1,519,769
Doubtful	115,107	103,908	3,091	34,126	198,186	454,418
Total commercial loans	$15,244,360	$3,854,320	$229,945	$9,297,962	$1,262,606	$29,889,193

(4) LOANS (continued)

Consumer credit quality disaggregated by class of financing receivables is summarized as follows:

March 31, 2012	Home mortgages	Self-originated home equity	Indirect auto	Indirect purchased	Credit cards	Remaining consumer	Total(1)
	(in thousands)
Performing	$11,140,562	$6,403,303	$591,153	$1,737,328	$182,316	$776,687	$20,831,349
Non-performing	443,685	65,340	2,114	2,283	—	50,261	563,683
Total consumer loans	$11,584,247	$6,468,643	$593,267	$1,739,611	$182,316	$826,948	$21,395,032

December 31, 2011	Home mortgages	Self-originated home equity	Indirect auto	Indirect purchased	Credit cards	Remaining consumer	Total(1)
	(in thousands)
Performing	$11,198,116	$6,440,001	$758,528	$1,830,293	$187,995	$796,306	$21,211,239
Non-performing	438,461	64,481	3,062	2,005	—	51,410	559,419
Total consumer loans	$11,636,577	$6,504,482	$761,590	$1,832,298	$187,995	$847,716	$21,770,658

(1)	Financing Receivables includes loans held for sale.

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

The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

	March 31, 2012	December 31, 2011
	(in thousands)
Performing	$602,628	$527,646
Non-performing	236,213	217,255
Total	$838,841	$744,901

(4) LOANS (continued)

Commercial Loan TDRs

All of the Company’s commercial loan modifications are based on the facts of the individual customer, including their complete relationship with the Company. Loan terms are modified to meet each borrower’s specific circumstances at a point in time. Modifications for commercial loan TDRs generally, though not always, result in bifurcation of the original loan into A and B notes. The A note is restructured to allow for upgraded risk rating and return to accrual status after a sustained period of payment performance has been achieved (typically six months for monthly payment schedules). A B note, if any, is structured as a deficiency note; the balance is charged off but the debt is usually not forgiven. As TDRs, they will be subject to analysis for specific reserves by either calculating the present value of expected future cash flows or, if collateral dependent, calculating the fair value of the collateral less its estimated cost to sell. The TDR classification will remain on the loan until it is paid in full or liquidated.

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
Upon TDR modification, the Company generally measures impairment based on a present value of expected future cash flows methodology considering all available evidence using the effective interest rate. The amount of the required valuation allowance is equal to the difference between the loan’s impaired value and the recorded investment.
When a consumer TDR subsequently defaults, the Company generally measures impairment based on the fair value of the collateral less its estimated cost to sell.

(4) LOANS (continued)

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
The following tables detail the activity of TDRs for the three-month period ended March 31, 2012. Dollars in thousands.

	Three-Month Period Ended March 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment (1)	Post-Modification Outstanding Recorded Investment (2)
Commercial:
Middle market commercial real estate	1	$24,000	$24,000
Continuing care retirement communities	1	13,663	12,143
Santander real estate capital	1	5,439	5,439
Remaining commercial	4	7,850	17,395
Consumer:
Home mortgages(3)	145	36,506	36,038
Self-originated home equity	52	5,046	5,046
Total	204	$92,504	$100,061

(1)	Pre-Modification Outstanding Recorded Investment amount is the month-end balance prior to the month the modification occurred.

(2)	Post-Modification Outstanding Recorded Investment amount is the month-end balance for the month that the modification occurred.

(3)	The post-modification outstanding recorded investment amounts for home mortgages exclude interest reserves.
The following table details TDRs that were modified for during the past twelve-month period and have subsequently defaulted during the three-month period ended March 31, 2012. Dollars in thousands.

	Three-Month Period Ended March 31, 2012
	Number of Contracts	Recorded Investment (1)
Consumer:
Home mortgages	7	$1,761
Total	7	$1,761

(1)	The recorded investment represents the period-end balance at March 31, 2012.

(5) VARIABLE INTEREST ENTITIES

The below includes discussion of the Company's significant securitizations and variable interest entities:

As part of previously reported mergers and as part of transactions initiated by the Company, the Company has several home equity loans securitizations ("securitizations"). These home equity securitizations are determined to be variable interest entities (“VIE”) because the holders of the equity investment at risk, including the Company, do not have any obligation to absorb credit losses on the loans within the securitizations. Therefore, the Company has determined that it is not the primary beneficiary of the securitizations. As of March 31, 2012 and December 31, 2011, the Company had $4.1 million and $4.2 million, respectively of receivables related to advances made by the Company on behalf of the securitizations. The Company does not hold any other assets or liabilities related to the securitizations. The total principal amount of securitized home equity loans was $53.2 million and $55.1 million as of March 31, 2012 and December 31, 2011, respectively. As of March 31, 2012, the portion of principal 90 days past due was $4.0 million and net credit losses were $0.6 million. As of December 31, 2011, the portion of principal 90 days past due was $3.1 million and net credit losses were $1.2 million.

The Company is a limited partner in partnerships that invest in and lend to affordable housing designated real estate properties which qualify for Federal tax credits under the Low Income housing Tax Credit and New Market Tax Credit programs. These partnerships are determined to be VIEs because the Company as holder of the equity investment at risk does not have the power through voting rights or similar rights to direct the activities of the entity that most significantly impact the entities economic performance. The partnerships are structured with another entity as the general partner and the Company as the limited partner. The Company has determined that it is not the primary beneficiary of these partnerships because it does not have the power to direct the activities of the partnership that most significantly impact the entity's economic performance. The risk of loss is limited to the investment in the partnerships, which totaled $146.4 million and $156.5 million at March 31, 2012 and December 31, 2011, respectively, plus future cash obligations that the Company is committed to the partnerships totaling $0.2 million at March 31, 2012. The Company does not provide financial or other support to the partnerships that is not contractually required. The Company accounts for its limited partner interests in accordance with the accounting guidance for investments in affordable housing projects.

(5) VARIABLE INTEREST ENTITIES (continued)

The following table sets forth the total assets and liabilities, and sources of maximum exposure of the significant non-consolidated VIEs, including significant variable interests as well as sponsored entities with a variable interest:

			Maximum Exposure
	Carrying	Carrying	Investment		Loans
	Amount of	Amount of	in		and
March 31, 2012	Assets(1)	Liabilities(1)	Equity	Commitments	Investments	Total
	(in thousands)
Low income housing partnerships	$81,050	$—	$81,050	$—	$—	$81,050
New market partnerships	65,301	—	65,301	154	—	65,455
Total	$146,351	$—	$146,351	$154	$—	$146,505

			Maximum Exposure
	Carrying	Carrying	Investment		Loans
	Amount of	Amount of	in		and
December 31, 2011	Assets(1)	Liabilities(1)	Equity	Commitments	Investments	Total
	(in thousands)
Low income housing partnerships	$88,600	$—	$88,600	$—	$—	$88,600
New market partnerships	67,802	—	67,802	167	—	67,969
Total	$156,402	$—	$156,402	$167	$—	$156,569

(1) Amount represents the carrying value of the VIE's assets and liabilities on the Company's consolidated financial statements which are classified within Equity Method Investments on the Consolidated Balance Sheet.

(6) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill totaled $2.3 billion in the Retail banking segment and $1.2 billion in the Corporate banking segment at March 31, 2012. There were no additions or impairments to goodwill in 2012 or 2011. No impairment indicators were noted since the annual review on December 31, 2011 and as such, no impairment test has been performed. The Company will perform its next annual goodwill impairment test at December 31, 2012 unless circumstances require an earlier impairment test.
The following table details amounts related to the intangible assets as of March 31, 2012 and December 31, 2011.

	March 31, 2012		December 31, 2011
	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
	(in thousands)
Core deposit intangibles	$69,799	$169,301	$79,389	$159,711
Purchased credit card relationships (“PCCR”)	8,974	5,231	9,636	4,568
Operating lease agreements	9,748	5,956	10,146	5,558
Total	$88,521	$180,488	$99,171	$169,837

Intangible assets decreased as a result of normal amortization. Amortization expense on intangible assets for the three-month periods ended March 31, 2012 and 2011 was $10.7 million and $13.8 million, respectively.

(7) MORTGAGE SERVICING RIGHTS
At March 31, 2012 and December 31, 2011, the Company serviced residential real estate loans for others totaling $13.6 billion and $13.7 billion, respectively.
The Company elected on January 1, 2012 to account for residential mortgage servicing rights ("RMSRs") using the fair value option, and accordingly, eliminated the valuation allowance at that time. Subsequent changes in fair value are recorded through the Consolidated Statements of Comprehensive Income. The carrying value of the RMSRs based on the fair value option at March 31, 2012 was $106.5 million. The carrying value of RMSRs at December 31, 2011 based on the amortization method was $91.3 million. See further discussion on the valuation of the RSMRs in Note 15.
For the three-month period ended March 31, 2012, the Company recorded net changes in fair value of RMSRs, other than additions, totaling $1.8 million representing both “amortization” reflecting actual payments and changes in present value due to the passage of time and changes in assumptions primarily related to anticipated loan prepayment rates (CPR) . For the three-month period ended March 31, 2011, the Company recorded recoveries of $1.7 million on the RSMRs resulting primarily from changes in anticipated loan prepayment rates (CPR) due to changes residential mortgage rates at the time. The following table presents a summary of activity for the Company’s residential mortgage servicing rights.

	Three-Month Period Ended March 31,
	2012	2011
	(in thousands)
Gross book balance at beginning of period	$161,291	$173,549
Write-off of reserves	(70,040)	—
Mortgage servicing assets recognized	13,437	9,101
Amortization and permanent impairment	—	(9,036)
Change in fair value	1,826	—
Gross balance at end of period	$106,514	$173,614
Valuation allowance	—	(25,843)
Book balance at end of period	$106,514	$147,771

Prior to election of the fair value option, a valuation allowance is established for the excess of the cost of each residential mortgage servicing asset stratum over the estimated fair value. Consistent with the relatively significant valuation allowance at December 31, 2011, the carrying value of residential mortgage servicing rights was approximately equal to market . Activity in the valuation allowance for mortgage servicing rights for the three-month period ended March 31, 2012 and 2011 consisted of the following:

	Three-Month Period Ended March 31,
	2012	2011
	(in thousands)
Balance at beginning of period	$70,040	$27,525
Write-off of reserves	(70,040)	—
Net change in valuation allowance for mortgage servicing rights	—	(1,682)
Balance at end of period	$—	$25,843

Historically, the Company originated and sold multi-family loans in the secondary market to Fannie Mae while retaining servicing. The Company has not sold multi-family loans to Fannie Mae since 2009. At March 31, 2012 and December 31, 2011, the Company serviced $8.9 billion and $9.3 billion of loans for Fannie Mae, respectively, and as a result has recorded servicing assets of $0.1 million and $0.4 million, respectively. The Company recorded servicing asset amortization related to the multi-family loans sold to Fannie Mae of $0.4 million and $2.1 million for the three-months ended March 31, 2012 and 2011, respectively. The Company recorded multi-family servicing recoveries of $4.5 million for the three-month period ended March 31, 2011.
(7) MORTGAGE SERVICING RIGHTS (continued)

Under the terms of the multi-family sales program with Fannie Mae, the Company retained a portion of the credit risk associated with such loans. As a result of this agreement with Fannie Mae, the Company retained a 100% first loss position on each multi-family loan sold to Fannie Mae under such program until the earlier to occur of (i) the aggregate approved losses on the multi-family loans sold to Fannie Mae reaching the maximum loss exposure for the portfolio as a whole ($163.3 million as of March 31, 2012 which includes a reduction of $10.3 million for losses pending approval by Fannie Mae) or (ii) until all of the loans sold to Fannie Mae under this program are fully paid off.

The Company has established a liability which represents the fair value of the retained credit exposure. This liability represents the amount that the Company estimates that it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon internal specific information and an industry-based default curve with a range of estimated losses. At March 31, 2012 and December 31, 2011, SHUSA had $131.7 million and $135.5 million of reserves classified in other liabilities related to the fair value of the retained credit exposure for loans sold to Fannie Mae under this sales program. The Company's commitment will expire in March 2039 based on the maturity of the loans sold with recourse. Losses sustained by the Company may be offset, or partially offset, from proceeds resulting from the disposition of the underlying mortgaged properties. Approval from Fannie Mae is required for all transactions related to the liquidation of properties underlying the mortgages.

Mortgage servicing fee income was $12.0 million and $12.8 million for the three-month periods ended March 31, 2012 and 2011, respectively. The Company had gains on the sale of mortgage loans, multi-family loans and home equity loans of $13.8 million and $5.2 million for the three-month periods ended March 31, 2012 and 2011, respectively.

(8) DEPOSIT PORTFOLIO COMPOSITION
The following table presents the composition of deposits and other customer accounts at the dates indicated:

	March 31, 2012			December 31, 2011
	Amount	Percent	Weighted Average Rate	Amount	Percent	Weighted Average Rate
	(dollars in thousands)
Non-interest bearing demand deposit accounts	$7,762,102	15.4%	—%	$7,822,892	16.4%	—%
Interest-bearing demand deposit accounts	6,347,080	12.6	0.09	5,987,766	12.5	0.11
Money market accounts	17,131,413	33.9	0.50	16,630,039	34.8	0.51
Savings accounts	3,738,364	7.4	0.14	3,495,902	7.3	0.13
Certificates of deposit	8,589,898	17.0	1.34	8,454,817	17.7	1.37
Total retail and commercial deposits	43,568,857	86.3	0.49	42,391,416	88.7	0.50
Wholesale interest-bearing demand deposits	30,000	—	0.10	20,000	—	0.08
Wholesale money market accounts	246,960	0.5	0.30	607,691	1.3	0.28
Wholesale certificates of deposit	3,151,732	6.2	0.46	1,440,371	3.0	0.41
Total wholesale deposits	3,428,692	6.7	0.45	2,068,062	4.3	0.37
Government deposits	2,459,774	4.9	0.28	2,354,764	4.9	0.32
Customer repurchase agreements & Eurodollar deposits	1,068,870	2.1	0.23	983,273	2.1	0.23
Total deposits	$50,526,193	100.0%	0.47%	$47,797,515	100.0%	0.48%

(9) BORROWINGS AND OTHER DEBT OBLIGATIONS

The Company's debt agreements impose certain limitations on dividends, other payments and transactions. The Company is currently in compliance with these limitations.
The following table presents information regarding the Bank borrowings and other debt obligations at the dates indicated:

	March 31, 2012		December 31, 2011
	Balance	Effective Rate	Balance	Effective Rate
	(dollars in thousands)
Sovereign Bank borrowings and other debt obligations:
Overnight federal funds purchased(1)	$487,900	0.12%	$1,166,000	0.08%
Federal Home Loan Bank (FHLB) advances, maturing through August 2018 (2)	10,577,425	3.47	11,076,773	3.40
Securities sold under repurchase agreements(1)	2,521,841	0.36	1,030,300	0.38
REIT preferred, due May 2020	149,331	13.98	148,966	14.08
2.75% senior notes, due January 2012	—	—	1,349,920	3.92
5.125% subordinated debentures, due March 2013	261,159	5.19	260,277	5.21
8.750% subordinated debentures, due May 2018	496,656	8.81	496,554	8.81
Santander loan, due February 2019(3)	154,905	4.20	—	—
Total Sovereign Bank borrowings and other debt obligations	$14,649,217	3.15%	$15,528,790	3.30%
(1) Overnight federal funds and securities sold under repurchase agreements are short-term in nature and due within one year.
(2) In January 2012, the Company terminated $500.0 million of FHLB callable advances. As a consequence, the Company incurred costs of $5.2 million through loss on debt extinguishment in 2012. FHLB Advances include the off-setting effect of the value of terminated fair value hedges.
(3) In February 2012, the Company entered into a $155.0 million loan agreement, which matures in February 2019 with Santander. This loan bears interest at an effective rate of 4.20%. This loan was executed to fund the sale-lease back transaction during the quarter.

(9) BORROWINGS AND OTHER DEBT OBLIGATIONS (continued)

The following table presents information regarding holding company borrowings and other debt obligations at the dates indicated:

	March 31, 2012		December 31, 2011
	Balance	Effective Rate	Balance	Effective Rate
	(dollars in thousands)
Holding company borrowings and other debt obligations:
Commercial paper(1)	$2,497	0.82%	$18,082	0.87%
Subordinated notes, due March 2020	753,518	5.96	753,072	5.96
2.50% senior notes, due June 2012	249,902	3.73	249,786	3.73
4.625% senior notes, due April 2016	486,993	4.65	496,761	4.66
Junior subordinate debentures - Capital Trust IV, due March 2034 (2)	824,742	7.41	824,742	7.41
Junior subordinate debentures - Capital Trust VI, due June 2036	252,560	7.91	252,560	7.91
Junior subordinate debentures - Capital Trust IX, due July 2036	154,640	2.32	154,640	2.15
Total holding company borrowings and other debt obligations	$2,724,852	5.93%	$2,749,643	5.89%
(1) Commercial papers are short-term in nature and due within one year
(2) Please refer to Note 13 for discussion on the Complaint from Trustee for the Trust PIERS.

(10) DERIVATIVES

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

One of the Company’s primary market risks is interest rate risk. Management uses derivative instruments to mitigate the impact of interest rate movements on the fair value of certain liabilities, assets and on probable forecasted cash flows. These instruments primarily include interest rate swaps that have underlying interest rates based on key benchmark indices and forward sale or purchase commitments. The nature and volume of the derivative instruments used to manage interest rate risk depend on the level and type of assets and liabilities on the balance sheet and the risk management strategies for the current and anticipated interest rate environment.

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

To accommodate customer needs, the Company enters into customer-related financial derivative transactions primarily consisting of interest rate swaps, caps, floors and foreign exchange contracts. Risk exposure from customer positions is managed through transactions with other dealers, including Santander.

The fair value of all derivative balances are recorded within Other Assets and Other Liabilities on the Consolidated Balance Sheet. See Note 15 for discussion on the valuation methodology for derivative instruments.

FAIR VALUE HEDGES

The Company enters into cross currency swaps in order to hedge the Company's foreign currency exchange risk on certain Euro denominated investments. The Company includes all components of each derivatives gain or loss in the assessment of hedge effectiveness. The earnings impact of the ineffective portion of these hedges was not material for the three-month period ended March 31, 2012. The last of the hedges is scheduled to expire in October 2017.

The Company has historically entered into pay-variable, receive-fixed interest rate swaps to hedge changes in fair values of certain brokered certificate of deposits and certain debt obligations. At March 31, 2012, the Company had $20.7 million of deferred net after-tax losses on terminated derivative instruments that were hedging fair value changes. These losses will continue to be deferred in other liabilities and will be reclassified into interest expense over the remaining lives of the hedged assets and liabilities. During the three-month period ended March 31, 2012, $1.5 million of the losses were recognized in the Consolidated Statement of Comprehensive Income.

(10) DERIVATIVES (continued)

CASH FLOW HEDGES
The Company hedges exposures to changes in cash flows associated with forecasted interest payments on variable-rate liabilities, through the use of pay-fixed, receive variable interest rate swaps. The last of the hedges is scheduled to expire in January 2016. The Company includes all components of each derivatives gain or loss in the assessment of hedge effectiveness. For the three-month periods ended March 31, 2012 and 2011, no hedge ineffectiveness was recognized in earnings associated with cash flow hedges.

At March 31, 2012, the Company has $4.2 million of deferred losses on terminated derivative instruments that were hedging the future cash flows on certain borrowings. These losses will continue to be deferred in accumulated other comprehensive income and will be reclassified into interest expense as the future cash flows occur, unless it becomes probable that the forecast interest payments will not occur, in which case, the losses in accumulated other comprehensive income will be recognized immediately. As of March 31, 2012, the Company expects approximately $3.6 million of the deferred net after-tax loss on derivative instruments included in accumulated other comprehensive income to be reclassified to earnings during the next twelve months as the future cash flows occur.

Shown below is a summary of the derivatives designated as accounting hedges at March 31, 2012 and December 31, 2011:

	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	WeightedAverage Life (Years)
	(in thousands)
March 31, 2012
Fair value hedges:
Cross currency swaps	$79,765	$7,550	$8,886	3.42%	3.41%	4.5
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	3,900,000	—	153,779	0.53%	2.68%	2.1
Total	$3,979,765	$7,550	$162,665	0.59%	2.70%	2.1

December 31, 2011
Fair Value hedges:
Cross currency swaps	$33,367	$3,888	$3,346	3.93%	3.90%	4.8
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	3,900,000	—	158,174	0.46%	2.68%	2.3
Total	$3,933,367	$3,888	$161,520	0.49%	2.69%	2.3

See Note 12 for detail of the amounts included in accumulated other comprehensive income related to derivative activity.

OTHER DERIVATIVE ACTIVITIES

The Company’s derivative portfolio also includes mortgage banking interest rate lock commitments and forward sale commitments used for risk management purposes and derivatives executed with commercial banking customers, primarily interest rate swaps and foreign currency contracts.

(10) DERIVATIVES (continued)

The Company has entered into risk participation agreements that provide for the assumption/transfer of credit and market risk by the Company for the benefit of one party in a derivative transaction upon the occurrence of an event of default by the other party to the transaction. The Company's participation in risk participation agreements has been in conjunction with its participation in an underlying credit agreement led by another financial institution. The term of the performance guarantee will typically match the term of the underlying credit and derivative agreements, which range from 2 to 10 years for transactions outstanding. The Company estimates the maximum undiscounted exposure on these agreements is $20.8 million and the total carrying value of liabilities associated with these commitments was $0.4 million at March 31, 2012.

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

Summary information regarding other derivative activities at March 31, 2012 and December 31, 2011 follows:

	Asset derivatives Fair value		Liability derivatives Fair value
	March 31, 2012	December 31, 2011	March 31, 2012	December 31, 2011
	(in thousands)
Mortgage banking derivatives:
Forward commitments to sell loans	$—	$—	$802	$8,574
Interest rate lock commitments	5,733	7,323	—	—
Total mortgage banking risk management	5,733	7,323	802	8,574
Customer related derivatives:
Swaps receive fixed	339,495	357,062	711	95
Swaps pay fixed	2,935	126	350,836	379,423
Other	3,599	4,161	3,450	4,014
Total customer related derivatives	346,029	361,349	354,997	383,532
Other derivative activities:
Risk participation	—	—	377	720
VISA total return swap	—	—	1,667	5,460
Foreign exchange contracts	7,729	11,950	7,683	11,930
Other	13,731	12,098	13,152	11,655
Total	$373,222	$392,720	$378,678	$421,871

The above derivative positions had notional amounts totaling $13.2 billion at March 31, 2012 and $13.5 billion at December 31, 2011 which were not designated to obtain hedge accounting treatment.

(10) DERIVATIVES (continued)

The following Consolidated Statement of Comprehensive Income line items were impacted by the Company’s derivative activity for the three-month periods ended March 31, 2012 and 2011:

Three-Month Period Ended
Derivative Activity	March 31, 2012	March 31, 2011
Fair value hedges:
Cross currency swaps	Decrease in other income of $0.1 million.	No effect on income
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Decrease in net interest income of $20.9 million.	Decrease in net interest income of $48.4 million.
Other derivative activities:
Forward commitments to sell loans	Increase in mortgage banking revenues of $7.8 million.	Decrease in mortgage banking revenues of $4.3 million.
Interest rate lock commitments	Decrease in mortgage banking revenues of $1.6 million.	Increase in mortgage banking revenues of $0.5 million.
Customer related derivatives	Increase in miscellaneous other income of $13.2 million.	Increase in miscellaneous other income of $4.1 million.
Risk participations	Increase in miscellaneous other income of $0.3 million.	No effect on income.
Total return swap associated with sale of Visa, Inc. Class B shares	Increase in other non-interest income of $3.8 million	No effect on income.
Foreign exchange	Increase in commercial banking fees of $25 thousand.	Increase in commercial banking fees of $2.2 million.
Other	Increase to net interest income of $0.1 million.	No effect on income.

(11) INCOME TAXES

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

On June 17, 2009, the Company filed a lawsuit against the United States in Federal District Court seeking a refund of assessed taxes paid for tax years 2003-2005 related to two separate financing transactions with an international bank totaling $1.2 billion. As a result of these two financing transactions, the Company was subject to foreign taxes of $154.0 million during the years 2003 through 2005 and claimed a corresponding foreign tax credit for foreign taxes paid during those years, which the IRS disallowed. The IRS also disallowed the Company's deductions for interest expense and transaction costs, totaling $24.9 million in tax liability, and assessed interest and penalties totaling approximately $69.6 million. In 2006 and 2007, the Company was subject to an additional $87.6 million and $22.5 million of foreign taxes, respectively, as a result of the two financing transactions, and the Company's entitlement to foreign tax credits in these amounts will be determined by the outcome of the 2003-2005 litigation. In addition, the outcome of the litigation will determine whether the Company is subject to an additional tax liability of $49.8 million related to interest expense and transaction cost deductions, and whether the Company will be subject to $12.1 million in interest and $12.5 million in penalties for 2006 and 2007. The Company continues to believe that it is entitled to claim these foreign tax credits taken with respect to the transactions and also continues to believe the Company is entitled to tax deductions for the related issuance costs and interest deductions based on tax law. The Company maintains a tax reserve of $96.9 million as of March 31, 2012 for this matter. The Company believes this reserve amount adequately provides for potential exposure to the IRS related to these items. However, as the Company continues to go through the litigation process, management will continue to evaluate the appropriate tax reserve levels for this position and any changes made to the tax reserves may materially affect the Company's income tax provision, net income and regulatory capital in future periods.

In addition to the adjustments for items related to the two financing transactions discussed above, following the conclusion of the IRS's exam of the Company's 2006 and 2007 tax returns, the IRS proposed to recharacterize ordinary losses related to the sale of certain assets as capital losses. The Company has paid the tax assessment resulting from the recharacterization from capital to ordinary losses, and will contest the adjustment through the administrative appeals process. The Company is confident that its position related to its ordinary tax treatment of the losses will ultimately be upheld, therefore no amounts have been accrued related to this matter. If the Company is not successful in defending its position, the maximum potential tax liability resulting from this IRS adjustment would be approximately $95.0 million. Additionally, with respect to the 2006-2007 tax periods, the Company faces potential interest and penalties resulting from the recharacterization adjustment and other unrelated adjustments of approximately $11.1 million in interest and $14.5 million in penalties.

(12) ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)
The following table presents the components of accumulated other comprehensive loss, net of related tax, for the three-month periods ended March 31, 2012 and 2011. All dollars are presented in thousands.

	Total Other Comprehensive Income			Total Accumulated Other Comprehensive Loss
	For the Three-Month Period Ended March 31, 2012			December 31, 2011		March 31, 2012
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated gains on cash flow hedge derivative financial instruments	$(16,512)	$5,540	$(10,972)
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments	23,350	(8,173)	15,177
Net unrealized gains on cash flow hedge derivative financial instruments	6,838	(2,633)	4,205	$(107,996)	$4,205	$(103,791)

Change in unrealized gains/(losses) on investment securities available-for-sale	61,067	(22,286)	38,781
Reclassification adjustment for net gains included in net income	(15,544)	5,441	(10,103)
Net unrealized gains on investment securities available-for-sale	45,523	(16,845)	28,678	87,753	28,678	116,431

Amortization of defined benefit plans	929	(365)	564	(26,475)	564	(25,911)

Total, March 31, 2012	$53,290	$(19,843)	$33,447	$(46,718)	$33,447	$(13,271)

(12) ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income			Total Accumulated Other Comprehensive Loss
	For the Three-Month Period Ended March 31, 2011			December 31, 2010		March 31, 2011
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$41,500	$(16,008)	$25,492
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments	(3,784)	1,324	(2,460)
Net unrealized gains on cash flow hedge derivative financial instruments	37,716	(14,684)	23,032	$(124,940)	$23,032	$(101,908)

Change in unrealized gains/(losses) on investment securities available-for-sale	(89,489)	28,450	(61,039)
Reclassification adjustment for net gains included in net income	61,862	(19,667)	42,195
Net unrealized losses on investment securities available-for-sale	(27,627)	8,783	(18,844)	(92,775)	(18,844)	(111,619)

Amortization of defined benefit plans	647	(251)	396	(16,475)	396	(16,079)

Total, March 31, 2011	$10,736	$(6,152)	$4,584	$(234,190)	$4,584	$(229,606)

(13) COMMITMENTS AND CONTINGENCIES
Off-Balance Sheet Risk - Financial Instruments

The Company utilizes a variety of financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage its exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, loans sold with recourse, forward contracts and interest rate swaps, caps and floors. These financial instruments may involve, to varying degrees, elements of credit, liquidity, and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The contract or notional amounts of these financial instruments reflect the extent of involvement the Company has in particular classes of financial instruments. Commitments to extend credit, including standby letters of credit, do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

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

The following table details the amount of commitment expiration per period for financial instruments where contract amounts represent credit risk at March 31, 2012:

Other Commitments	Contract or notional amount	Less than 1 year	Over 1 yr to 3 yrs	Over 3 yrs to 5 yrs	Over 5 yrs
	(in thousands)
Commitments to extend credit	$20,470,532	$6,603,437	$2,781,916	$5,831,765	$5,253,414
Standby letters of credit	2,169,206	1,391,420	485,892	186,226	105,668
Loans sold with recourse	211,159	20,049	53,874	43,910	93,326
Forward buy commitments	522,034	494,833	27,201	—	—
Total commitments	$23,372,931	$8,509,739	$3,348,883	$6,061,901	$5,452,408

The Company’s standby letters of credit meet the definition of a guarantee under the guarantees topic of the FASB Accounting Standards Codification. These transactions are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 1.4 years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company has various forms of collateral, such as real estate assets and customer business assets. The maximum undiscounted exposure related to these commitments at March 31, 2012 was $2.2 billion, and the approximate value of the underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $1.5 billion. The fees related to standby letters of credit are deferred and amortized over the life of the commitment. These fees are immaterial to the Company’s financial statements at March 31, 2012. Management believes that the utilization rate of these standby letters of credit will continue to be substantially less than the amount of these commitments, as has been the Company’s experience to date. As of March 31, 2012 and 2011, the reserve related to these standby letters of credit was $158.8 million and $177.9 million, respectively, which is recorded within the reserve for unfunded commitments in Other Liabilities on the Consolidated Balance Sheet. The credit risk associated with standby letters of credit is monitored using the same risk rating system utilized within its loan and lease portfolio.

(13) COMMITMENTS AND CONTINGENCIES (continued)

The Company’s loans sold with recourse meet the definition of a guarantee under the guarantees topic of the FASB Accounting Standards Codification. Loans sold with recourse primarily represent multi-family loans. See further discussion regarding these loans in Note 7.

Other Off-Balance Sheet Risk

Other off-balance sheet risk stems from financial instruments that do not meet the definition of a guarantee as specified in the applicable accounting guidance, and from other relationships which include items such as indemnifications provided in the ordinary course of business and intercompany guarantees.
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

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable at which time an accrued liability is established with respect to such loss contingency. The Company continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. For certain legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses. For other matters for which a loss is probable or reasonably possible, such an estimate is not possible. Excluding the matters discussed below, management currently estimates that it is reasonably possible that the Company could incur losses in an aggregate amount up to approximately $60.0 million in excess of the accrued liability, if any, with it also being reasonably possible that the Company could incur no such losses at all in these matters. This estimated range of reasonably possible losses represents the estimate of possible losses over the life of such legal matters, which may span an indeterminable number of years, and is based on information available as of March 31, 2012.

(13) COMMITMENTS AND CONTINGENCIES (continued)

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

The complaint asks the Court to declare that the acquisition of the Company was a "change of control" under the Indenture and seeks damages equal to the interest that the complaint alleges should have been paid by the Company for the benefit of holders of Trust PIERS. On December 13, 2011, the Court issued its decision granting the Trustee's motion for summary judgment and denying the Bank's cross-motion. The Court ruled that the term “common stock” used in the Indenture's “change of control” provision does not include ADSs and, therefore, a Change of Control has occurred. The Court referred the matter of damages to a magistrate judge for an inquest. The damages inquest is unlikely to be completed before June 2012. A final appealable judgment will not enter until damages are determined.

As a result of the December 13, 2011 decision by the Court, at December 31, 2011, SHUSA recorded a reduction of pre-tax income of $344.2 million for the Trust PIERS litigation. Of that total, $70.8 million represents the liability for accrued interest at the rate of 7.41% from January 31, 2009 to December 31, 2011 (which was increased to $76.9 million through March 31, 2012 based on the same 7.41% rate). The remaining $273.4 million was recorded as Other Expense on the Consolidated Statements of Comprehensive Income and a credit to the debt obligation to accrete the principal amount of each Trust PIERS security to $50. In its application for damages, the Trustee argued that the reset rate should be 13.61%, which if accepted by the Court, would increase the impact of the unfavorable outcome noted above. The Trustee requests damages of $277.7 million representing unpaid back interest through March 12, 2012 plus approximately $2.0 million in legal fees.

On April 16, 2012 the Company submitted a response to the Trustee's damages application, which included a third party expert opinion that the reset rate should be 7.41% and in no event higher than 8.31%. The magistrate judge has yet to schedule a hearing as to damages. The Company continues to believe the acquisition by Santander was not a "change of control" and that the Trustee's damages are overstated.   The Company intends to appeal the Court's finding that the acquisition was a “change of control” and the damages assessment, upon completion of the inquest and entry of final judgment against the Company.

Fabrikant & Sons Bankruptcy Adversary Proceeding

In October 2007, the official committee of unsecured creditors of the debtors, M. Fabrikant & Sons (“MFS”) and a related company, Fabrikant-Leer International, Ltd. (“FLI”), filed an adversary proceeding against Sovereign Precious Metals, LLC (“SPM”), a wholly owned subsidiary of the Bank, and the Bank in the United States Bankruptcy Court for the Southern District of New York. The proceeding seeks to avoid $22.0 million in obligations otherwise due to the Bank (and formerly SPM) with respect to gold previously consigned to debtor by the Bank. In addition, the adversary proceeding seeks to recover over $9.8 million in payments made to the Bank by an affiliate of the debtors. Several other financial institutions were named as defendants based upon other alleged fraudulent transfers. Defendants' motions to dismiss were denied in part and allowed in part. Claims remain against the Bank for approximately $33.0 million.

The plaintiff has appealed the court's dismissal of its claims, including those claims based on "actual fraud". The appeal has been fully briefed. Discovery has been stayed in the case pending a ruling on the appeal. The disposition of the appeal will not affect the Bank's exposure in the case.

(13) COMMITMENTS AND CONTINGENCIES (continued)

Overdraft Litigation

The putative class action litigation filed against the Bank by Diane Lewis, on behalf of herself and others similarly situated, in the United States District Court for the District of Maryland has been transferred to and consolidated for pre-trial proceedings in the United States District Court for the Southern District of Florida (the "MDL Court") under the caption In re Checking Account Overdraft Litigation. The complaint alleges violations of law in connection with the Bank's overdraft/transaction ordering and fees practices. The Bank has filed a motion seeking dismissal of the complaint. The complaint seeks unspecified damages.

Foreclosure Matters

In October 2010, the Bank began a comprehensive review of its foreclosure processes. Based on the results of the review, the Bank took corrective action to address deficiencies in the mortgage foreclosure practices and is implementing additional measures to address the issues raised in the consent order discussed below. As of March 31, 2012, the Bank services approximately 151,000 residential mortgage loans including approximately 3,700 which are in the process of foreclosure. These loans are comprised of loans owned by the Bank and loans serviced for third parties.

The Bank also owns loans serviced by third parties including approximately 200 that are in the process of foreclosure. The average number of residential mortgage and home equity foreclosures initiated monthly for loans serviced by the Bank and Bank owned-loans serviced by third parties is approximately 200 and 225, as of March 31, 2012 and December 31, 2011, respectively.

On April 13, 2011, the Bank consented to the issuance of a consent order by the Bank's previous primary federal banking regulator, the Office of Thrift Supervision (“OTS”), as part of an interagency horizontal review of foreclosure practices at 14 mortgage servicers. The Bank, upon its conversion to a national bank on January 26, 2012, entered into a stipulation consenting to the issuance of a consent order (the "Order") issued by the OCC, which contains the same terms as the OTS consent order. The Order requires the Bank to take a number of actions, including designating a Board committee to monitor and coordinate the Bank's compliance with the provisions of the Order, developing and implementing plans to improve the Bank's mortgage servicing and foreclosure practices, designating a single point of contact for borrowers throughout the loss mitigation and foreclosure processes and taking certain other remedial actions. Under the Order, the Bank has retained an independent consultant to conduct a review of certain foreclosure actions or proceedings for loans serviced by the Bank. If the independent consultant determines that borrowers suffered financial injury as a result of an act or failure to act by the Bank, those borrowers will be eligible for compensation.  We are unable to determine at the current time how many borrowers will be eligible for compensation or how much the Bank will be obligated to pay eligible borrowers.

The Company incurred $24.7 million and $9.8 million of costs in 2011 and the first quarter of 2012, respectively relating to compliance with the Order. The total estimated costs for 2012 is $28.5 million. Recurring legal and operational expenses to comply with the Order are estimated to be approximately $7.0 million annually. The Company and the Bank may incur further expenses related to compliance with the Order. The Order and any other proceedings and investigations could adversely affect the Company's reputation.

In addition, the Company incurred $196 thousand and $224 thousand of costs in 2011 and the first quarter of 2012 related to compensatory fees as a result of foreclosure delays. The Company expects to incur additional compensatory fees in 2012.

(13) COMMITMENTS AND CONTINGENCIES (continued)

The Order will remain in effect until modified or terminated by the OCC. Any material failure to comply with the provisions of the Order could result in enforcement actions by the OCC. While the Bank intends to take such actions as may be necessary to enable the Bank to comply fully with the provisions of the Order, and management is not aware of any impediments that may prevent the Bank from achieving full compliance with the Order, there can be no assurance that the Bank will be able to comply fully with the provisions of the Order, or to do so within the time frames required, or that compliance with the Order will not be more time consuming, more expensive, or require more managerial time than anticipated. The Bank may also be subject to remediation costs and civil money penalties under the Order and it could be subject to other proceedings or investigations with respect to its foreclosure activities, however, management is unable to determine at this time the likelihood or amount of such costs or penalties under the Order or with respect to any other such events and accordingly, no accrual has been recorded.

Other

Reference should be made to Note 11 for disclosure regarding the lawsuit filed by the Company against the Internal Revenue Service/United States. In addition to the proceeding described above and the litigation described in Note 11 above, the Company in the normal course of business is subject to various other pending and threatened legal proceedings in which claims for monetary damages and other relief are asserted. The Company does not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of such other legal proceedings will have a material effect on the Company's financial position. However, the Company cannot now determine whether or not any claims asserted against the Company, whether in the proceeding specifically described above, the matter described in Note 11 above, or otherwise, will have a material effect on the Company's results of operations in any future reporting period, which will depend on, among other things, the amount of any loss resulting from the claim and the amount of income otherwise reported for the reporting period.

(14) RELATED PARTY TRANSACTIONS

The Company has various debt agreements with Santander. See Note 9 for a listing of these debt agreements.

In December 2011, the Company issued 3.2 million shares of common stock to Santander, which raised proceeds of $800.0 million, and declared a $800.0 million dividend to Santander. This was a non-cash transaction.

The Company has $2.1 billion of public securities that consists of various senior note obligations, trust preferred security obligations and preferred stock issuances. Santander owns approximately 34.8% of these securities as of March 31, 2012.

The Company has entered into derivative agreements with Santander with a notional value of $5.2 billion, which consists primarily of swap agreements to hedge interest rate risk and foreign currency exposure.

In 2006, Santander extended a total of $425.0 million in unsecured lines of credit to the Bank for federal funds and Eurodollar borrowings and for the confirmation of standby letters of credit issued by the Bank. This line is at a market rate and in the ordinary course of business and can be canceled by either the Bank or Santander at any time and can be replaced by the Bank at any time. During the third quarter of 2011, this line was decreased to $1.5 billion and during the fourth quarter of 2011, this line was further decreased to $1.0 billion. During the three-month periods ended March 31, 2012 and 2011, the average unfunded balance outstanding under these commitments was $149.5 million and $362.2 million. The Bank paid approximately $1.1 million in fees to Santander in the three-month period ended March 31, 2012 in connection with these commitments compared to $2.8 million in fees in the corresponding period in the prior year.

Santander also extended a line of credit to SHUSA in the amount of $1.5 billion, which matures in September 2012. There was no outstanding balance on this line at March 31, 2012 and December 31, 2011.

In the ordinary course of business, certain directors and executive officers of the Company became indebted to the Company in the form of loans for various business and personal interests. The outstanding balance of these loans was $4.9 million and $6.2 million at March 31, 2012 and December 31, 2011, respectively.

The Company and its affiliates have entered into various service agreements with Santander and its affiliates. Each of the agreements was done in the ordinary course of business and on market terms. The agreements are as follows:

•
Nw Services Co., a Santander affiliate doing business as Aquanima, is under contract with the Bank to provide procurement services, with fees paid in both three-month periods ended March 31, 2012 and 2011 in the amount of $1.1 million.

•
Geoban, S.A., a Santander affiliate, is under contract with the Bank to provide services in the form of debit card disputes and claims support, and consumer and mortgage loan set-up and review, with fees paid in the three-month periods ended March 31, 2012 and 2011 in the amounts of $1.1 million and $48.0 thousand, respectively.

•
Ingenieria De Software Bancario S.L., a Santander affiliate, is under contract with the Bank to provide information technology development, support and administration, with fees paid in the three-month periods ended March 31, 2012 and 2011 in the amounts of $21.9 million and $27.6 million, respectively.

•
Produban Servicios Informaticos Generales S.L., a Santander affiliate, is under contract with the Bank to provide professional services, and administration and support of information technology production systems, telecommunications and internal/external applications, with fees paid in the three-month period ended March 31, 2012 in the amount of $17.7 million compared to $20.7 million for the same period in 2011.

•
Santander Back-Offices Globales Mayoristas S.A., a Santander affiliate, is under contract with the Bank to provide logistical support for Sovereign Bank’s derivative and hedging transactions and programs. In the three-month periods ended March 31, 2012 and 2011, fees in the amount of $96.5 thousand and $90.8 thousand were paid to Santander Back-Offices Globales Mayoristas S.A. with respect to this agreement.

(14) RELATED PARTY TRANSACTIONS (continued)

•
Santander Global Facilities (“SGF”), a Santander affiliate, is under contract with the Bank to provide (i) administration and management of employee benefits and payroll functions for the Bank and other affiliates, including employee benefits and payroll processing services provided by third party vendors through sponsorship by SGF, and (ii) property management and related services. In the three-month period ended March 31, 2012, fees in the amount of $2.7 million were paid to SGF with respect to this agreement compared to $2.6 million for the same period in 2011.

In 2010, the Company extended a $10.0 million unsecured loan to Servicios de Cobranza, Recuperacion y Seguimiento, S.A. DE C.V. At both March 31, 2012 and December 31, 2011, the principal balance was $2.0 million.

During the three-month periods ended March 31, 2012 and 2011, the Company recorded income of $15.9 thousand and $0, respectively, and expenses of $7.4 million and $8.1 million, respectively, related to transactions with SCUSA. In addition, as of March 31, 2011 and December 31, 2011, the Company had receivables and prepaid expenses with SCUSA in the amounts of $105.2 million and $99.1 million, respectively. The activity is primarily related to SCUSA's servicing of certain SHUSA outstanding loan portfolios and dividends paid by SCUSA to SHUSA. Due to the deconsolidation of SCUSA on December 31, 2011, transactions which occurred during the three months ended March 31, 2011 have been eliminated from the Consolidated Statement of Comprehensive Income at March 31, 2011 as intercompany transactions.

(15) FAIR VALUE

Fair value is defined in U.S. GAAP as the price that would be received to sell an asset or the price paid to transfer a liability on the measurement date. The standard focuses on the exit price in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. U.S. GAAP establishes a fair value reporting hierarchy to maximize the use of observable inputs when measuring fair value and defines the three levels of inputs as noted below.

•	Level 1 - Assets or liabilities for which the identical item is traded on an active exchange, such as publicly-traded instruments or futures contracts.

•	Level 2 - Assets and liabilities valued based on observable market data for similar instruments.

•
Level 3 - Assets or liabilities for which significant valuation assumptions are not readily observable in the market; instruments valued based on the best available data, some of which is internally developed, and considers risk premiums that a market participant would require.

(15) FAIR VALUE (continued)
The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of March 31, 2012 and December 31, 2011.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31,2012
	(in thousands)
Financial assets:
US Treasury and government agency securities	$—	$44,094	$—	$44,094
Debentures of FHLB, FNMA and FHLMC	—	20,000	—	20,000
Corporate debt	—	2,419,856	—	2,419,856
Asset-backed securities	—	1,451,860	625,023	2,076,883
State and municipal securities	—	1,787,837	—	1,787,837
Mortgage backed securities	—	10,801,607	—	10,801,607
Total investment securities available-for-sale	—	16,525,254	625,023	17,150,277
Loans held for sale	—	184,642	—	184,642
Mortgage servicing rights	—	—	106,514	106,514
Derivatives:
Fair value	—	7,550	—	7,550
Mortgage banking	—	—	5,733	5,733
Customer related	—	346,029	—	346,029
Foreign exchange	—	7,729	—	7,729
Other	—	13,731	—	13,731
Total financial assets	$—	$17,084,935	$737,270	$17,822,205
Financial liabilities:
Derivatives:
Fair value	$—	$8,886	$—	$8,886
Cash flow	—	153,779	—	153,779
Mortgage banking	—	802	—	802
Customer related	—	354,997	—	354,997
Risk participation	—	—	377	377
Total return swap	—	—	1,667	1,667
Foreign exchange	—	7,683	—	7,683
Other	—	13,152	—	13,152
Total financial liabilities	$—	$539,299	$2,044	$541,343

(15) FAIR VALUE (continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
	(in thousands)
Financial assets:
US Treasury and government agency securities	$—	$44,090	$—	$44,090
Debentures of FHLB, FNMA and FHLMC	—	20,000	—	20,000
Corporate debt	—	2,049,520	—	2,049,520
Asset-backed securities	—	2,587,993	52,297	2,640,290
State and municipal securities	—	1,784,778	—	1,784,778
Mortgage backed securities	—	9,039,880	18	9,039,898
Total investment securities available-for-sale	—	15,526,261	52,315	15,578,576
Loans held for sale	—	352,471	—	352,471
Derivatives:
Fair value	—	3,888	—	3,888
Mortgage banking	—	—	7,323	7,323
Customer related	—	361,349	—	361,349
Foreign exchange	—	11,950	—	11,950
Other	—	12,098	—	12,098
Total financial assets	$—	$16,268,017	$59,638	$16,327,655
Financial liabilities:
Derivatives:
Fair value	$—	$3,346	$—	$3,346
Cash flow	—	158,174	—	158,174
Mortgage banking	—	8,574	—	8,574
Customer related	—	383,532	—	383,532
Risk participation	—	—	720	720
Total return swap	—	—	5,460	5,460
Foreign exchange	—	11,930	—	11,930
Other	—	11,655	—	11,655
Total financial liabilities	$—	$577,211	$6,180	$583,391

(15) FAIR VALUE (continued)
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or certain impairment measures. For assets measured at fair value on a nonrecurring basis that were still held in the balance sheet at quarter end, the following table provides the level of valuation assumptions used to determine each adjustment and the carrying value of the related individual assets or portfolios at quarter end.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(in thousands)
March 31, 2012
Impaired loans held for investment (1)	$—	$560,991	$—	$560,991
Foreclosed assets (2)	—	32,258	—	32,258
Mortgage servicing rights (3)	—	—	73	73
December 31, 2011
Impaired loans held for investment (1)	$—	$1,388,268	$—	$1,388,268
Foreclosed assets (2)	—	74,031	—	74,031
Mortgage servicing rights (3)	—	—	91,686	91,686

(1)	These balances are measured at fair value on a non-recurring basis using the fair value of the underlying collateral.

(2)
Assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace.

(3)	The Company has a portfolio of multi-family mortgage loan servicing rights that will continue to be accounted for using the amortization method .

The following table presents the increases and decrease in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Consolidated Statement of Comprehensive Income, relating to assets held at period end. All balances are presented in thousands.

	Comprehensive Income Location	Three-Month Period Ended March 31,
		2012	2011
Impaired loans held for investment	Provision for credit losses	$16,857	$2,619
Foreclosed assets	Other administrative expense	(1,674)	(2,462)
Mortgage servicing rights	Mortgage banking income	(362)	6,168
		$14,821	$6,325

(15) FAIR VALUE (continued)

The tables below presents the changes in all of the Level 3 balances for the three-month periods ended March 31, 2012 and 2011. All balances are presented in thousands.

Three-Month Period Ended March 31, 2012
	Investments Available-for-Sale	Mortgage Servicing Rights	Derivatives	Total
Balance, December 31, 2011	$52,315	$91,686	$1,143	$145,144
Gains/(losses) in other comprehensive income	(3,362)	—	—	(3,362)
Gains/(losses) in earnings	—	1,826	2,546	4,372
Purchases	—	13,437	—	13,437
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements(1)	(390)	—	—	(390)
Amortization	—	(362)	—	(362)
Transfers into/out of Level 3	576,460	—	—	576,460
Balance, March 31, 2012	$625,023	$106,587	$3,689	$735,299
Changes in unrealized gains (losses) included in earnings related to balances still held at March 31, 2012	$—	$1,826	$4,136	$5,962

Three-Month Period Ended March 31, 2011
	Investments Available-for-Sale	Mortgage Servicing Rights	Derivatives	Total
Balance, December 31, 2010	$1,511,847	$146,028	$(7,951)	$1,649,924
Gains/(losses) in other comprehensive income	45,328	—	257	45,585
Gains/(losses) in earnings	—	6,168	864	7,032
Purchases	—	—	—	—
Issuances	—	9,101	—	9,101
Sales	(132,774)	—	—	(132,774)
Settlements(1)	—	—	1,441	1,441
Amortization	—	(11,161)	—	(11,161)
Transfers into/out of Level 3	—	—	—	—
Balance, March 31, 2011	$1,424,401	$150,136	$(5,389)	$1,569,148
Changes in unrealized gains (losses) included in earnings related to balances still held at March 31, 2011	$—	$6,168	$348	$6,516

(1)	Settlements include prepayments. paydowns and maturities.

(15) FAIR VALUE (continued)

The Company reviews the methodologies utilized to determine fair value on a quarterly basis. Any changes in methodologies or significant inputs used in determining fair values are further reviewed to determine if a fair value level hierarchy change has occurred. Transfers in and out of Level 1, 2 and 3 are considered to be effective as of the end of the quarter in which they occur.

During the Company's review of its investment portfolio performed during the first three months of 2012, the Company transferred its collateralized loan obligation securities ("CLO's") which are asset backed securities from Level 2 to Level 3 due to the lack of price transparency in connection with its limited trading activity. There were no other transfers between Level 1, 2, and 3 during the three-month period ended March 31, 2012.

There were no transfers between the levels in the fair value hierarchy during the three-month period ended March 31, 2011.

As of March 31, 2012, $17.8 billion of the Company’s total assets consisted of financial instruments measured at fair value on a recurring basis, including financial instruments for which the Company elected the fair value option. Approximately $17.1 billion of these financial instruments, net of counterparty and cash collateral balances, were measured using valuation methodologies involving market-based or market-derived information. Approximately $737.3 million of these financial instruments were measured using model-based techniques, or using Level 3 inputs, and represented approximately 4.1% of the total assets measured at fair value and approximately 0.9% of the total consolidated assets.

Following is a description of the valuation techniques used for instruments measured at fair value.

Investments securities available-for-sale

Quoted market prices for the investments in securities available for sale held at the Company, such as government agency bonds, corporate debt, state and municipal securities, etc, are not readily available. The Company's principal markets for its investment securities are the secondary institutional markets with an exit price that is predominantly reflective of bid level pricing in these markets.

The Company’s Level 3 assets are primarily comprised of certain sale-lease back securities and collateralized loan obligations. These investments are thinly traded and the Company determined the estimated fair values for these securities by evaluating pricing information from a combination of sources such as third party pricing services, third party broker quotes for certain securities and from other independent third party valuation sources. These quotes are benchmarked against similar securities that are more actively traded in order to assess the reasonableness of the estimated fair values. The fair market value estimates assigned to these securities assume liquidation in an orderly fashion and not under distressed circumstances. Due to the credit risk and lack of liquidity of certain securities, the market value of these securities are highly sensitive to assumption changes and market volatility.

Gains and losses on investments are recognized on the Consolidated Statements of Comprehensive Income through “Net gain on sale of investment securities”.

Loans Held for Sale

The fair value of these loans are estimated using published forward agency prices to agency buyers such as Fannie Mae and Freddie Mac. The majority of the residential loan held for sale portfolio is sold to these two agencies. See further discussion below in the Fair Value Option for Financial Assets and Financial Liabilities section.

(15) FAIR VALUE (continued)

Mortgage servicing rights

During the first quarter, the Company implemented a new model that it believes to be widely used among large mortgage servicers for the valuation of mortgage servicing rights. This model estimates the present value of the future net cash flows from mortgage servicing activities based on various assumptions. These cash flows include servicing and ancillary revenue offset by the estimated costs of performing servicing activities. Significant assumptions used in the valuation of residential mortgage servicing rights are anticipated loan prepayment rates (CPR) and the discount rate reflective of a market participant's required return on an investment for similar assets. Other important valuation assumptions include market based servicing costs and the anticipated earnings on escrow and similar balances held by the Company in the normal course of mortgage servicing activities. All of these assumptions are considered to be unobservable inputs. Historically, servicing costs and discount rates have been less volatile than CPR and earnings rates both of which are directly correlated with changes in market interest rates. Increases in prepayment speeds, discount rate and servicing costs result in lower valuations of mortgage servicing rights. Decreases in the anticipated earnings rate on escrow and similar balances result in lower valuations of mortgage servicing rights. For each of these items, the Company makes assumptions based on current market information and future expectations. All of the assumptions are based on standards that the Company believes would be utilized by market participants in valuing mortgage servicing rights and are derived and/or benchmarked against independent public sources.

Gains and losses on RMSR's are recognized on the Consolidated Statements of Comprehensive Income through “Mortgage Banking Income”.

Listed below are the most significant inputs that are utilized by the Company in the evaluation of residential mortgage servicing rights:

•
The weighted average CPR range is 0% to 49.9% with an average of 15.3%. A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $6.4 million and $12.8 million, respectively at March 31, 2012.

•
The discount rate assumption as of March 31, 2012 was 10.2% A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $3.7 million and $7.1 million, respectively at March 31, 2012.

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

See further discussion on mortgage servicing rights in Note 7.

Derivatives

Currently, the Company uses derivative instruments to manage its various risks including interest rate risk, credit risk, equity risk and foreign exchange currency risk. The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable and unobservable market-based inputs.

The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurement of its derivatives. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings and guarantees.

(15) FAIR VALUE (continued)

The Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy. Certain of the Company's derivatives utilize Level 3 inputs, which are primarily related to mortgage banking derivatives.

The discounted cash flow model is utilized to determine the fair value for the mortgage banking derivatives. The significant unobservable inputs for mortgage banking derivatives used in the fair value measurement of the reporting entity‘s loan commitments (pipeline) are pull through percentage and MSR factor. The pull through percentage represents the dollar volume of loans that a seller delivers versus the dollar value of loans committed for delivery. The weighted average pull through percentage is 44.1% and the weighted average range for the MSR factor is .63% to 1.38% with a weighted average of 1.31%. Significant increases (decreases) in any of those inputs in isolation would result in a significantly higher (lower) fair value measurement.

Gains and losses related to derivatives affect various line items on the Consolidated Statements of Comprehensive Income. See Note 10 for the discussion of derivatives activity on the Consolidated Statements of Comprehensive Income.

(15) FAIR VALUE (continued)

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

	March 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$2,008,542	$2,008,542	$2,623,963	$2,623,963
Available-for-sale investment securities	17,150,277	17,150,277	15,578,576	15,578,576
Other investments	911,237	911,237	555,370	555,370
Loans held for investment, net	51,013,927	49,974,646	50,223,888	49,286,606
Loans held for sale	184,642	184,642	352,471	352,471
Mortgage servicing rights	106,587	113,217	91,686	99,556
Derivatives:
Fair value	7,550	7,550	3,888	3,888
Mortgage banking	5,733	5,733	7,323	7,323
Customer related	346,029	346,029	361,349	361,349
Foreign exchange	7,729	7,729	11,950	11,950
Other	13,731	13,731	12,098	12,098
Financial liabilities:
Deposits	50,526,193	50,664,941	47,797,515	47,330,243
Borrowings and other debt obligations	17,374,069	18,517,861	18,278,433	19,372,350
Derivatives:
Fair value	8,886	8,886	3,346	3,346
Cash flow	153,779	153,779	158,174	158,174
Mortgage banking	802	802	8,574	8,574
Customer related	354,997	354,997	383,532	383,532
Risk participation	377	377	720	720
Total return swap	1,667	1,667	5,460	5,460
Foreign exchange	7,683	7,683	11,930	11,930
Other	13,152	13,152	11,665	11,665

(15) FAIR VALUE (continued)

The following methods and assumptions were used to estimate the fair value of each class of financial instruments not measured at fair value in the Consolidated Balance Sheet:

Cash and amounts due from depository institutions

Cash and cash equivalents include cash and due from depository institutions, interest-bearing deposits in other banks, federal funds sold, and securities purchased under agreements to resell. As of March 31, 2012 and December 31, 2011, the Company had $329.5 million and $36.7 million, respectively of restricted cash. Restricted cash is related to cash restricted for investment purposes, cash posted for collateral purposes, and cash advanced for loan purchases. Cash and cash equivalents including restricted cash have maturities of three months or less, and accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value. The related fair value measurement have generally been classified as Level 1 as carrying value approximates fair value due to the short-nature of the asset.

Other investments

Other investments include the Company's investment in the stock of the Federal Home Loan Bank ("FHLB") of Pittsburgh and the Federal Reserve Board. The stock does not have a readily determinable fair value, because its ownership is restricted and it lacks a market. The stock can be sold back only at its par value of $100 per share and only to the FHLBs or to another member institution or the Federal Reserve Board. Accordingly, the stock is carried at cost. The Company evaluates this investment for impairment on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The related fair value measurement have generally been classified as Level 2.

Loans held for investment

Fair value is estimated by discounting cash flows with discount rates that incorporate the level of market (credit risk-free) observable rates for instruments with similar maturity and the level of an estimated credit risk spread by type of product, as a proxy of the expected premium that a market participant would require to compensate the specific level of credit risk. As the credit spread is specific to each product and is not readily observable in the market, the related fair value measurements have generally been classified as Level 3.

Deposits

The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, interest bearing demand deposit accounts, savings accounts and certain money market accounts, is equal to the amount payable on demand. The fair value of fixed-maturity certificates of deposit is estimated by discounting cash flows using currently offered rates for deposits of similar remaining maturities. The related fair value measurement have generally been classified as Level 1 for core deposits as the carrying value approximates fair value to the short-term nature of the liabilities. All other deposits are considered to be Level 2.

Borrowings and other debt obligations

Fair value is estimated by discounting cash flows using rates currently available to the Company for other borrowings with similar terms and remaining maturities. Certain other debt obligations instruments are valued using available market quotes which contemplates issuer default risk. The related fair value measurement have generally been classified as Level 2.

(15) FAIR VALUE (continued)

Fair Value Option for Financial Assets and Financial Liabilities

A description of the financial assets and liabilities elected to be measured at fair value is as follows. The Company's intent in electing fair value for all of these items was to mitigate a divergence between accounting losses and economic exposure for certain assets and liabilities.

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

The Company's residential loan held for sale portfolio had an aggregate fair value of $184.6 million at March 31, 2012. The contractual principal amount of these loans totaled $179.7 million at March 31, 2012. The difference in fair value compared to principal balance of $4.9 million was recorded in mortgage banking revenues during the three-month period ended March 31, 2012. Substantially all of these loans are current and none are in non-accrual status. Interest income on these loans is credited to interest income as earned.

Residential Mortgage Servicing Rights

As of January 1, 2012, the Company elected to account for its existing portfolio of residential mortgage loan servicing rights (RMSRs) at fair value. Prior to this election, RMSRs were accounted for using the amortization method subject to impairment. This election will create a greater flexibility with regards to any ongoing decisions relating to risk management of the asset by mitigating the effects of changes to the RMSRs fair value through the use of risk management instruments.

The Company's RMSRs had an aggregate fair value of $106.5 million at March 31, 2012. Changes in fair value totaling a gain of $1.8 million was recorded in mortgage banking income during the three-month period ended March 31, 2012.

(16) BUSINESS SEGMENT INFORMATION
The Company’s segments are focused principally around the customers the Bank serves. The Company has identified the following reportable segments:

•
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

•
The Corporate banking segment provides the majority of the Company’s commercial lending platforms such as commercial real estate loans, multi-family loans, commercial and industrial loans and the Company’s related commercial deposits.

•	The Global Banking segment includes businesses with large corporate domestic and foreign clients.

•	The Specialized Business segment is primarily comprised of non-strategic lending groups which include indirect automobile, aviation and continuing care retirement communities.

•	The Other category includes investment portfolio activity, intangibles and certain unallocated corporate income and expenses.

SCUSA is a specialized consumer finance company engaged in the purchase, securitization and servicing of retail installment contracts originated by automobile dealers and direct origination of retail installment contracts over the internet. As a result of the SCUSA Transaction (see further discussion in Note 1), SCUSA is now accounted for as an equity method investment. As of March 31, 2012, the Company owned approximately 65% of SCUSA.

The following table represents the financial results and position of SCUSA as a stand-alone company for the three-month periods ended March 31, 2012 and 2011.

	Three-Month Period Ended March 31,
	2012	2011
	(in thousands)
Interest income	$700,902	$638,039
Net interest income after provision for credit losses	490,029	424,825
Income before taxes	409,096	385,443
Net income	256,434	241,868

Total assets	$17,724,068	$16,224,578

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

Other income and expenses are directly managed by each business line, including fees, service charges, salaries and benefits, and other direct expenses as well as certain allocated corporate expenses are accounted for within each segment’s financial results. Accounting policies for the lines of business are the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business. Where practical, the results are adjusted to present consistent methodologies for the segments.

(16) BUSINESS SEGMENT INFORMATION (continued)

The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. The implementation of these enhancements to the internal management reporting methodology may materially affect the results disclosed for each segment with no impact on the consolidated results. Whenever significant changes to management reporting methodologies take place prior period information is reclassified wherever practicable.

During the second quarter of 2011, the multi-family and large corporate commercial specialty groups were merged into the Corporate banking segment from the Specialized Business segment. Since the Specialized Business segment had no goodwill allocated to it, this reporting structure change had no impact on the amount of goodwill assigned to other segments. Prior period results were recast to conform to current methodologies for the segments.

During the first quarter of 2012, the allocation of the provision for credit losses to each segment was refined. First, the provision for credit losses recorded for each segment is now based on the net charge-offs of each business and changes in total reserves allocated to each business, instead of changes in specific reserves only. Second, the Company refined the determination of specific reserves related to mortgage TDRs. For management purposes, provisions for TDRs in the retail segment reflect changes in those specific reserves for each period presented under a consistent methodology. As a result of these changes, provision expense was appropriately allocated across segments. Prior period results were recast to conform to current methodologies for the segments.

During the first quarter of 2012, the methodology to allocate general and administrative expenses to each segment was modified. Previously, all general and administrative expenses, including corporate overhead costs, were allocated to the segments for profitability reporting. As of March 31, 2012, only expenses directly related to each segment are allocated to each segment, and indirect expenses remain in the Other category. This change provides a more accurate representation of each segment's performance. In addition, general and administrative expenses and other expenses were combined to present total expenses, which is representative of how expenses are reviewed by management for each segment. Prior period results were recast to conform to current methodologies for the segments.

During the first quarter of 2012, the Company's funds transfer pricing (FTP) methodology was modified. Prior to this modification, the FTP methodology was based on the LIBOR rate and did not reflect the actual cost of funds of the Company. The modification included adding a liquidity premium to the LIBOR rate to compute an appropriate market participant spread for commercial loans and deposits by analyzing the mix of borrowings available to the Company with comparable maturity periods. Therefore, interest income increased for segments with a surplus of interest and non interest earning deposits and interest expense increased for those segments with a deficit of interest and non interest earning deposits. Prior period results have been restated based on our best estimate to conform to current methodologies for the segments.

During the first quarter of 2012, the Company began including net gains on the sale of investment securities within fees and other income for each segment. Previously, these gains were excluded from the segment disclosure.

The following tables present certain information regarding the Company’s segments. All balances are presented in thousands.

For the Three-Month Period Ended			Global Banking	Specialized Business
March 31, 2012	Retail	Corporate			Other (2)	SCUSA	Total
Net interest income	$207,833	$110,603	$21,685	$11,062	$79,715	$—	$430,898
Fees and other income	113,808	16,005	12,969	4,813	20,024	165,215	332,834
(Release) / provision for credit losses	71,947	(16,046)	12,028	(3,116)	38,287	—	103,100
Total expenses	214,132	29,849	10,329	6,818	132,046	—	393,174
Income/(loss) before income taxes	35,562	112,805	12,297	12,173	(70,594)	165,215	267,458

Intersegment revenue/(expense) (1)	(23,006)	(106,408)	(8,922)	(17,133)	155,469	—	—
Total average assets	$25,329,198	$21,016,448	$4,675,852	$1,840,123	$28,817,462	$—	$81,679,083

(16) BUSINESS SEGMENT INFORMATION (continued)

For the Three-Month Period Ended			Global Banking	Specialized Business
March 31, 2011	Retail	Corporate			Other (2)	SCUSA	Total
Net interest income	$214,769	$98,068	$8,680	$18,591	$95,709	$546,610	$982,427
Fees and other income	133,680	22,747	8,057	4,844	33,499	106,567	309,394
Provision for credit losses	96,425	39,912	3,925	45,407	361	121,742	307,772
Total expenses	201,245	27,413	2,465	7,484	105,673	145,992	490,272
Income/(loss) before income taxes	50,779	53,490	10,347	(29,456)	23,174	385,443	493,777

Intersegment revenue/(expense) (1)	(18,125)	(124,519)	(4,564)	(30,868)	178,076	—	—
Total average assets	$24,377,808	$20,754,846	$2,879,366	$3,093,001	$24,262,540	$16,315,558	$91,683,119

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and are included in net interest income.

(2)
The Other category includes earnings from the investment portfolio, interest expense on the Bank’s borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

Santander Holdings USA, Inc (“SHUSA” or the “Company") is the parent company of Sovereign Bank, National Association (“Sovereign" or the “Bank”), a federally chartered savings bank as of December 31, 2011, which converted to a national banking association on January 26, 2012. In connection with the charter conversion, the Bank changed its name to Sovereign Bank, National Association. Also effective on January 26, 2012, SHUSA became a bank holding company.

SHUSA is headquartered in Boston, Massachusetts, and its principal executive offices are at 75 State Street, Boston, Massachusetts. The Bank's home office is in Wilmington, Delaware.

The Bank has $80.2 billion in assets as of March 31, 2012 with retail branches, operations and team members located principally in Pennsylvania, Massachusetts, New Jersey, Connecticut, New Hampshire, New York, Rhode Island, Maryland, and Delaware. The Bank gathers substantially all of the deposit accounts in these market areas. The Bank uses the deposits, as well as other financing sources, to fund the loan and investment portfolios. The Bank earns interest income on the loans and investments. In addition, the Bank generates other income from a number of sources including deposit and loan services, sales of loans and investment securities, capital markets products and bank-owned life insurance. The Bank’s principal expenses include interest expense on deposits, borrowings and other debt obligations, employee compensation and benefits, occupancy and facility-related costs, technology and other administrative expenses. The Bank’s volumes, and accordingly, the financial results, are affected by the economic environment, including interest rates, consumer and business confidence and spending, as well as the competitive conditions within the Bank’s geographic footprint.

On January 30, 2009, SHUSA became a wholly owned subsidiary of Banco Santander, S.A. (“Santander”). Santander is a retail and commercial bank, based in Spain, with a presence in 10 main global markets. At the end of 2011, Santander was the largest bank in the euro zone and 13th in the world by market capitalization. Founded in 1857, Santander had at December 31, 2011 €1,383 billion in managed funds, more than 102 million customers, 14,756 branches - more than any other international bank - and 193,000 employees. It is the largest financial group in Spain and Latin America. Furthermore, it has relevant positions in the United Kingdom, Portugal, Poland, Northeastern U.S. and, through its Santander Consumer Finance arm, in Germany. Santander had €5.4 billion in net attributable profit in 2011.

Santander Consumer USA, Inc. (SCUSA), a specialized consumer finance company engaged in the purchase, securitization, and servicing of retail installment contracts originated by automobile dealers, was a consolidated subsidiary prior to December 31, 2011. On December 31, 2011, SCUSA increased its share capital through the issuance of shares to third party investors and certain members of its management for approximately $1.16 billion. Also on December 31, 2011, SCUSA's investors entered into a shareholder agreement providing each of its investors with certain board representation, governance, registration and other rights with respect to their ownership interests in SCUSA thereby requiring each of its investors to jointly manage SCUSA and share control over it. As a result, the Company's ownership interest was reduced to approximately 65% and its power to direct the activities that most significantly impact SCUSA's economic performance was reduced so that the Company no longer has a controlling interest in  SCUSA.  Accordingly, SCUSA was deconsolidated on December 31, 2011, and is accounted for as an equity method investment as of March 31, 2012 (the "SCUSA Transaction").

Following the acquisition by Santander, the Company began to change its strategy substantially. The Company has successfully completed the first phase which included stabilization and turning around the operating results of the Company by realigning various elements of the Santander business model into the Company’s operating structure. Successful stabilization efforts have included improving risk management and collections, improving the Company’s margins and efficiency, and reorganizing to align to Santander business models. The second phase, transformation, beginning in 2010 and expected to continue through 2014, focuses on creating a sound, sustainable, and competitive full-fledged retail and commercial bank.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Noteworthy accomplishments in 2011 and the first quarter of 2012 include continuing to remain profitable and strengthening the Company's competitive position during the current challenging economic times, continuing to grow customer deposits by high single digit percentages year-over-year, continued improvements in the asset quality of the Bank's loan portfolio which included reducing non-performing loans to total loans to below 3% and a reduction in the run-off portfolio, increase in capital, improvement in the cost to asset ratio, launch of the first Santander credit card in the U.S. market, increased headcount in the Global Banking and Markets (GBM) business which resulted in significant increase in GBM's net revenue year-over-year due to strong loan and fee income growth, the addition of two new sectors in the Corporate Banking business-energy and technology which has and will continue to make it possible to attract new clients to the Bank.

Moving forward, the Company's priorities to transform the franchise include the following key initiatives:

•
Growing Corporate Banking is a key priority for the Bank. Management plans to take a measured and gradual approach to building a strong franchise. Significant Corporate Banking initiatives include strengthening the Large Corporate unit as a competitive provider for large corporate customers, balancing penetration of different Corporate Banking units within the Bank's footprint in New England, Metro New York, and the Mid-Atlantic region, increasing participation in syndicated and club loans to in-footprint companies, upgrading the technology platform and operational capabilities, and taking advantage of Santander's global presence by seeking U.S. Transaction Banking business from non-U.S. Santander clients.

•
Management's priority in Global Banking and Markets (GBM) is to grow the business by developing relationships in the U.S. with existing Santander customers abroad and acquire new U.S. clients with presence abroad in the Santander footprint through a sector specific approach with a differentiated product offering. This will include different types of financing, hedging and transactional services with the objective of improving the existing cross-selling and increasing revenue per client. GBM also expects to grow as a product provider to the Large Corporate and Middle Market client segments served by the Bank.

•
Retail Banking efforts are focused on increasing market share in the existing primary service area, cross-selling to existing and new customers, and reducing dependence on third-party service providers. Significant initiatives in Retail Banking include migrating to Santander's retail banking platform and subsequent implementation of more robust product applications and MIS, enhancing the online, ATM, and call center platforms, introducing mobile banking and enhanced functionality in the existing electronic banking platform, and developing the capability to issue and service credit cards directly.

•
Integrating information technology and operations systems by building a reliable and sales-oriented technology infrastructure to drive efficiency across all areas of the Bank. This allows leverage of Santander's factories, technology expertise and cost management approach as appropriate to minimize costs while maintaining quality of service. Full implementation of Santander's IT platform is expected to be fully deployed by 2013.

In order to improve operating returns, management has continued to focus on acquiring and retaining customers by demonstrating convenience through the Bank's locations, technology and business approach while offering innovative and easy-to-use products and services.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CURRENT REGULATORY ENVIRONMENT

On July 21, 2010, President Obama signed into law the “Dodd-Frank Wall Street Reform and Consumer Protection Act” (“Dodd-Frank Act”), which has been a significant development for the industry. The elements of the act addressing financial stability are largely focused on issues related to systemic risks and capital markets-related activities. The act includes a number of specific provisions designed to promote enhanced supervision and regulation of financial firms and financial markets, protect consumers and investors from financial abuse and provide the government with tools to manage a financial crisis and raise international regulatory standards. The act also introduces a substantial number of reforms that reshape the structure of the regulation of the financial services industry, requiring more than 60 studies to be conducted and more than 200 regulations to be written.

The true impact of this legislation to the Company and the industry will be unknown until these reforms are complete, although they will involve higher compliance costs. Certain elements, such as the debit interchange legislation, will negatively affect the Company’s revenue and earnings; while certain other elements will phase in the heightened capital standards, including eliminating trust preferred securities as tier 1 regulatory capital for certain financial institutions. Other impacts include increases to the levels of deposit insurance assessments on large insured depository institutions, impacts to the nature and levels of fees charged to consumers, changes to the types of derivative activities that the Bank and other insured depository institutions may conduct, and other increases to capital, leverage and liquidity requirements for banks and bank holding companies. Financial institutions deemed to be systemically important (generally defined as financial institutions, similar to the Company, with greater than $50.0 billion in total assets) will be subject to additional prudential standards and supervision and requirements to develop resolution plans for potential economic and market events that could have a significant negative impact on their business. These changes could impact the future profitability and growth of the Company.

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

The Basel III rules do not apply to U.S. banks or holding companies automatically. As timing for the U.S. banking agency's publication to implement the Basel III capital framework and the implementation schedule is unknown, significant uncertainty exists to the ultimate impacts of Basel III on U.S. financial institutions.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RECENT DEVELOPMENTS IN BANK REGULATION

Effective on January 26, 2012, the Bank converted from a federal savings bank to a national banking association. In connection with the charter conversion, the Bank changed its name to Sovereign Bank, National Association. Also, effective on January 26, 2012, the Company became a bank holding company.

As a national bank, the Bank is no longer subject to federal thrift regulations and instead is subject to the OCC's regulations under the National Bank Act. The various laws and regulations administered by the OCC for national banks affect corporate practices and impose certain restrictions on activities and investments, but the Company does not believe that the Bank's current or currently proposed business will be limited materially, if at all, by these restrictions. In addition, as a national bank, the Bank is no longer subject to the qualified thrift lender requirement, which requires thrifts to maintain a certain percentage of their “portfolio assets” in certain "qualified thrift investments,” such as residential housing related loans, certain consumer and small business loans and residential mortgage-backed securities. The Bank is no longer subject to the restrictions in the Home Owners' Loan Act limiting the amount of commercial loans that the Bank may make.

As a bank holding company, the Company is subject to the comprehensive, consolidated supervision and regulation of the Federal Reserve Bank ("FRB"). The Company is subject to risk-based and leverage capital requirements and information reporting requirements. The Company believes that it is “well capitalized” under the FRB's capital standards.

Additionally, because the Company has more than $50.0 billion in total consolidated assets, as a bank holding company, it will become subject to the heightened prudential and other requirements for large bank holding companies.  The Dodd-Frank Act imposes heightened prudential requirements on bank holding companies with at least $50.0 billion in total consolidated assets and requires the FRB to establish prudential standards for such large bank holding companies that are more stringent than those applicable to other bank holding companies, including standards for risk-based capital requirements and leverage limits, liquidity, risk-management requirements, and credit exposure reporting and concentration limits. As part of the Dodd-Frank enhanced supervision framework, the Company will be subject to annual stress tests by the FRB, and the Company and the
Bank will be required to conduct semi-annual and annual stress tests, respectively, reporting results to the FRB and the OCC. The FRB also has discretionary authority to establish additional prudential standards, on its own or at the Financial Stability Oversight Council's recommendation, regarding contingent capital, enhanced public disclosures, short-term debt limits, and otherwise as it deems appropriate.

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

On June 29, 2011, the FRB issued the final rule implementing the debit card interchange fee and routing regulation rules pursuant to the “Durbin amendment”. The final rule establishes standards for assessing whether debit card interchange fees received by debit card issuers are “reasonable and proportional” to the costs incurred by issuers for electronic debit transactions. In addition, the final rule prohibits network exclusivity arrangements on debit cards to ensure merchants have choices in how debit card transactions are routed. The effective date for the provision regarding debit card interchange fees and the network exclusivity prohibition was October 1, 2011 and April 1, 2012, respectively. The negative impact of the Durbin amendment on revenue is approximately $50.0 to $60.0 million annually based on the current debit card transaction volume.

See discussion on foreclosure matters in Note 13 to the Consolidated Financial Statements.

CREDIT RISK ENVIRONMENT

Almost three years after the official end of the longest and deepest recession since World War II, the United States is continuing to undergo a slower-than-average recovery, similar to the experience of other countries facing financial crises. Growth isn't accelerating as swiftly as it normally does in a recovery, and that's rendering the economy particularly vulnerable to possible shocks, such as war, terrorism and severe natural disasters. The U.S. economy is expected to continue to grow at a rate of 2.0%-2.3% in 2012.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unemployment in the United States continues to remain near historically high levels, and conditions are expected to remain challenging for financial institutions into 2012. The unemployment rate fell from a peak of 10.0% in late 2009 to 8.2 % by March 2012. The unemployment rate in the majority of the Company's principal locations is lower than the national average, and is lower in March 2012 than March 2011.

Conditions in the housing market have been difficult over the past few years and declining real estate values and financial stress on borrowers have resulted in elevated levels of delinquencies and charge-offs. Accordingly, consumers and financial institutions remain cautious as weak housing markets, high unemployment, and volatile global credit and market environments remain a concern.

Conditions in the housing market have significantly impacted areas of the Company’s business. Certain segments of the Bank’s consumer and commercial loan portfolios have exposure to the housing market. Total residential real estate loans including held for sale stayed at $11.6 billion at March 31, 2012 compared to $11.6 billion at December 31, 2011, and Alt-A residential real estate loans (also known as limited documentation) were also consistent at $1.5 billion at March 31, 2012 and $1.5 billion at December 31, 2011. Charge-offs on the Alt-A residential real estate loans decreased to $4.7 million during the three-month period ended March 31, 2012 compared to $7.5 million for the corresponding periods in the prior year. Future performance of the residential loan portfolio will continue to be significantly influenced by home prices in the residential real estate market, unemployment and general economic conditions.

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

At March 31, 2012, the entire homebuilder loan portfolio, which is less than 1% of the Company's entire loan portfolio, lies in the Company’s geographic footprint which generally has had more stable economic conditions on a relative basis compared to the national economy. Management will continue to monitor the credit quality of this portfolio in future periods given the recent market conditions and determine the impact, if any, on the allowance for loan losses related to these homebuilder loans.

Concerns regarding Greece's ability to meet its debt obligations have continued to heighten. In addition, recent market sentiment has raised serious doubt about the credit quality of certain other European jurisdictions. Other than transactions with the parent company, Santander, as further described in Notes 9 and 14 to the Consolidated Financial Statements, the Company's exposure to European countries includes the following :

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Country	Covered Bonds	Financial Institutions	Non-Financial Institutions	Government Institution Bonds	Total(1)
	(in thousands)
Germany	$—	—	37,000	—	$37,000
Spain	92,395	—	108,000	74,750	275,145
Switzerland	98,000	44,010	—	—	142,010
Great Britain	53,548	142,235	81,425	—	277,208
Netherlands	99,350	71,700	5,000	—	176,050
Sweden	78,372	—	—	—	78,372
France	—	148,400	30,000	—	178,400
Italy	—	—	69,768	—	69,768
Portugal	—	—	74,300	—	74,300
	$421,665	$406,345	$405,493	$74,750	$1,308,253

(1) Includes investments in multi-national corporations including covered bonds with high investment grade ratings and operating diversification outside of their home countries. The above country represents the ultimate obligor, however the investment is in corporations or entities that are domiciled in a different country.

Overall, gross exposure to the foregoing countries is less than 2.0% of the Company's total assets as of March 31, 2012. The Company has no exposure to any other European country including Ireland or Greece. The Company currently does not have credit protection on any of these exposures. The Company enters into cross currency swaps in order to hedge the foreign exchange risk on certain Euro denominated investments.

Credit Rating Actions

United States

On August 5, 2011, Standard and Poor's, one of three major credit rating agencies which also include Moody's Investors Service and Fitch, lowered its long-term credit rating on the United States sovereign debt from AAA to AA+. Moody's and Fitch each maintained the highest rating on U.S. sovereign debt, but have assigned a negative outlook to its ratings. The implications of these actions by the ratings agencies could include negative effects on U.S. Treasury securities as well as instruments issued, guaranteed or insured by government agencies or government-sponsored institutions. These types of instruments are significant assets for the Company. In addition, the potential impact could exacerbate the other risks to which the Company is subject to including, but not limited to, the risk factors described in Part I, Item 1A - Risk Factors of the Annual Report on Form 10-K.

Spain and Santander

On October 11, 2011, Fitch Ratings downgraded six Spanish banks, including Santander, indicating that this was due to the downgrade of the Kingdom of Spain to AA-, as well as to the fact that banks worldwide and particularly in Europe, face challenges in fundamentals and in the markets. Fitch ratings were downgraded for Banco Santander from AA with stable outlook to AA- with negative outlook. Also on October 11, 2011, Standard and Poor's downgraded Spanish banks because it believes the sluggish growth prospects, the still depressed real estate market and increased turbulence in capital markets will impact financial entities in the coming months. Banco Santander's long-term debt ratings are AA- with negative outlook. On October 19, 2011, Moody's also downgraded Spanish entities as a result of downgrading Spain's sovereign debt to A1. The long-term debt ratings of Banco Santander were downgraded from Aa2 to Aa3, maintaining a negative outlook.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As a result of the continuing decline in the European markets, as well as the downgrade of the Kingdom of Spain from AA- to A on January 27, 2012, Fitch Ratings downgraded fifteen Spanish banks and Santander on February 13, 2012. Fitch ratings were downgraded for Santander from AA- to A. Also on February 13, 2012, Standard and Poor's downgraded Spanish banks because it expects Spanish banks' profitability to remain below the historical average over the medium term, owing to high credit provisions which could impair the Spanish banking system's competitive dynamics. Santander's long-term debt rating was downgraded from AA- to A+ with negative outlook. On February 16, 2012, Moody's put over 100 banks, including certain Spanish banks on rating review for possible downgrade. Moody's long-term debt ratings of Banco Santander are currently listed as “rate under review” for possible downgrade from its current rating of Aa3 with a negative outlook.

On April 30, 2012, as a result of the downgrade of the Kingdom of Spain from A to BBB+ on April 26, 2012, Standard and Poor's downgraded Santander's long-term debt rating from A+ to A- with negative outlook.

SHUSA and the Bank

During 2011 and 2012, these rating agencies took the following actions regarding the Company and the Bank:

Standard and Poor's: On October 14, 2011 Standard and Poor's said that its ratings on SHUSA and the Bank were not affected by the downgrade of Santander on October 11, 2011. Standard and Poor's ratings remained at A/A-1 with a stable outlook for SHUSA and the Bank. On November 29, 2011, reflecting its new rating methodology, Standard and Poor's raised SHUSA and the Bank's ratings to A+/A-1 with a negative outlook. On February 13, 2012, in conjunction with its downgrade of Banco Santander, Standard and Poor also downgraded SHUSA and the Bank's ratings from A+ with negative outlook to A with negative outlook. On April 30, 2012, Standard and Poor's lowered its credit ratings on SHUSA and the Bank to BBB+ from A with negative outlook. At the same time, Standard and Poor's lowered its subordinated and preferred ratings on SHUSA and the Bank and placed the ratings on CreditWatch with negative implications. The rating actions on SHUSA and the Bank follow the downgrade of Santander. Based on Standard and Poor's group methodology criteria, these rating actions are linked because as SHUSA is considered as "highly strategic" to Santander.

Fitch: In conjunction with its downgrade of Banco Santander, on October 11, 2011 Fitch also downgraded SHUSA and the Bank's ratings from AA- with stable outlook to A+ with negative outlook for both SHUSA and the Bank. On February 13, 2012, in conjunction with its downgrade of Banco Santander, Fitch also downgraded SHUSA and the Bank's ratings from A+ with negative outlook to A- with negative outlook.

Moody's: In April 2011, Moody's upgraded the Bank's long-term debt ratings from A3 to A2 and its short term rating from P-2 to P-1. In addition, SHUSA's outlook was improved from negative to stable but remains at a long-term debt rating of Baa1. There have been no additional actions from Moody's related to SHUSA or the Bank's ratings.

CURRENT INTEREST RATE ENVIRONMENT

Net interest income represents a significant portion of the Company’s revenues. Accordingly, the interest rate environment has a substantial impact on the Company’s earnings. Currently, the Company is in an asset sensitive interest rate risk position. During the first three months ended March 31, 2012, the net interest margin decreased to 2.56% from 5.02% in the three-month period ended March 31, 2011. This decrease in margin is primarily attributable to the impact of the SCUSA Transaction, which accounted for approximately 2.26% of the decrease, as well as the changing interest rate environment. Net interest margin in future periods will be impacted by several factors such as, but not limited to, the Company’s ability to grow and retain core deposits, the future interest rate environment, loan and investment prepayment rates, and changes in non-accrual loans. See the discussion of “Asset and Liability Management” practices, including the estimated impact of changes in interest rates on the Company’s net interest income.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RECENT INDUSTRY CONSOLIDATION

The Company believes its acquisition by Santander strengthened the Company's financial position and enabled the Company to execute its strategy of focusing on its core retail and commercial customers in the Company's geographic footprint. The banking industry has experienced significant consolidation in recent years, which is likely to continue in future periods. Consolidation may affect the markets in which the Company operates as new or restructured competitors integrate acquired businesses, adopt new business practices or change product pricing as they attempt to maintain or grow market share. Recent merger activity involving national, regional and community banks and specialty finance companies in the Northeastern United States, has affected the competitive landscape in the markets the Company serves. Management continually monitors the environment in which it operates to assess the impact of the industry consolidation on the Company, as well as the practices and strategies of the Company's competitors, including loan and deposit pricing, customer expectations and the capital markets.

RESULTS OF OPERATIONS

GENERAL

The following table shows the Company's results of operations on a pro-forma basis (assuming the SCUSA Transaction occurred on January 1, 2009) for the three-month period ended March 31, 2011 as well as actual results for the three-month period ended March 31, 2012. See further discussion on the SCUSA Transaction in the Executive Summary section of this MD&A and Note 1 to the Consolidated Financial Statements.

	Three-Month Period Ended
	March 31, 2011			March 31, 2012
	SHUSA	Impact of the SCUSA Transaction	Unaudited Pro-forma Balance	SHUSA

	(in thousands)
Net interest income	982,427	(546,610)	435,817	430,898
Provision for credit losses	(307,772)	121,743	(186,029)	(103,100)
Total non-interest income	309,394	56,651	366,045	332,834
General and administrative expenses	(452,800)	138,869	(313,931)	(355,690)
Other expenses	(37,472)	1,118	(36,354)	(37,484)
Income before income taxes	493,777	(228,229)	265,548	267,458
Income tax provision	(176,714)	117,815	(58,899)	(38,471)
Net income	317,063	(110,414)	206,649	228,987

The Company reported pre-tax income of $267.5 million for the three-month period ended March 31, 2012, compared to $493.8 million for the three-month period ended March 31, 2011. Results for the three-month period ended March 31, 2012 compared to the three-month period ended March 31, 2011 were impacted primarily by the SCUSA Transaction.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
THREE-MONTH PERIODS ENDED MARCH 31, 2012 AND 2011
	2012			2011
	Average Balance	Tax Equivalent Interest	Yield/ Rate	Average Balance	Tax Equivalent Interest	Yield/ Rate
	(in thousands)
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$18,767,710	$110,564	2.36%	$15,700,896	$125,453	3.20%
LOANS(1):
Commercial loans	23,107,438	217,836	3.79%	22,264,938	227,006	4.12%
Multi-family	7,047,966	91,150	5.19%	6,811,248	87,912	5.20%
Consumer loans:
Residential mortgages	11,573,552	123,322	4.26%	11,493,726	131,352	4.57%
Home equity loans and lines of credit	6,840,507	64,196	3.77%	6,971,252	67,092	3.90%
Total consumer loans secured by real estate	18,414,059	187,518	4.08%	18,464,978	198,444	4.32%
Auto loans	728,440	15,266	8.43%	17,223,851	638,872	15.04%
Other	2,404,494	38,878	6.50%	1,881,391	53,834	11.60%
Total consumer	21,546,993	241,662	4.50%	37,570,220	891,150	9.60%
Total loans	51,702,397	550,648	4.28%	66,646,406	1,206,068	7.32%
Allowance for loan losses	(1,079,633)	—	—	(2,202,809)	—	—
NET LOANS	50,622,764	550,648	4.37%	64,443,597	1,206,068	7.57%
TOTAL EARNING ASSETS	69,390,474	661,212	3.83%	80,144,493	1,331,521	6.71%
Other assets	12,288,609			11,538,626
TOTAL ASSETS	$81,679,083			$91,683,119
FUNDING LIABILITIES
Deposits and other customer related accounts:
Retail and commercial deposits	$35,081,800	$52,553	0.60%	$31,771,246	$53,048	0.68%
Wholesale deposits	2,810,967	3,484	0.50%	1,867,003	2,162	0.47%
Government deposits	2,418,670	1,842	0.31%	1,945,388	1,804	0.38%
Customer repurchase agreements	986,671	576	0.23%	1,694,662	1,268	0.30%
TOTAL DEPOSITS	41,298,108	58,455	0.57%	37,278,299	58,282	0.63%
BORROWED FUNDS:
FHLB advances	10,384,692	92,776	3.59%	10,582,628	111,549	4.26%
Federal funds and repurchase agreements	3,567,568	2,539	0.29%	3,202,961	3,399	0.43%
Other borrowings	3,944,666	64,087	6.53%	18,573,440	163,966	3.56%
TOTAL BORROWED FUNDS	17,896,926	159,402	3.57%	32,359,029	278,914	3.48%
TOTAL FUNDING LIABILITIES	59,195,034	217,857	1.48%	69,637,328	337,196	1.96%
Demand deposit accounts	7,679,645			7,149,476
Other liabilities	2,023,071			3,422,329
TOTAL LIABILITIES	68,897,750			80,209,133
STOCKHOLDER’S EQUITY	12,781,333			11,473,986
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$81,679,083			$91,683,119
TAXABLE EQUIVALENT NET INTEREST INCOME		$443,355			$994,325
NET INTEREST SPREAD (2)			2.35%			4.76%
NET INTEREST MARGIN (3)			2.56%			5.02%

(1)
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

NET INTEREST INCOME

Net interest income for the three-month period ended March 31, 2012 was $430.9 million compared to $982.4 million for the same period in 2011. The decrease was primarily due to the impact of the SCUSA Transaction.

Interest on investment securities and interest-earning deposits was $101.5 million for the three-month period ended March 31, 2012, compared to $116.2 million for the same period in 2011. The average balance of investment securities and interest-earning deposits was $18.8 billion with an average tax equivalent yield of 2.36% for the three-month period ended March 31, 2012 compared to an average balance of $15.7 billion with an average yield of 3.20% for the same period in 2011. The increase in the three-month average balance resulted in an increase in interest income of $478.9 million, while the decrease in the three-month average tax equivalent yield resulted in a decrease in interest income of $493.8 million.

Interest on loans was $0.5 billion for the three-month period ended March 31, 2012, compared to $1.2 billion for the three-month period in 2011. Average total loan balances, net of allowance for the three-month period ended March 31, 2012 decreased $13.8 billion from the same period in the corresponding year and average yields decreased 3.2% for the three-month period ended March 31, 2012 compared to the corresponding period in the prior year. The decrease is primarily due to the impact of the SCUSA Transaction.

Interest on deposits and related customer accounts was $58.5 million for the three-month period ended March 31, 2012, compared to $58.3 million for the same period in 2011. The average balance of deposits was $41.3 billion with an average cost of 0.57% for the three-month period ended March 31, 2012 compared to an average balance of $37.3 billion with an average cost of 0.63% for the same period in 2011. The increase in the three-month average balance resulted in an increase in interest expense of $99.8 million, while the decrease in the three-month average cost resulted in a decrease in interest expense of $99.7 million.

Interest on borrowed funds was $159.4 million for the three-month period ended March 31, 2012, compared to $278.9 million for the same period in 2011. The decrease is primarily due to the impact of the SCUSA Transaction. The average balance of total borrowings was $17.9 billion with an average cost of 3.57% for the three-month period ended March 31, 2012 compared to an average balance of $32.4 billion with an average cost of 3.48% for the same period in 2011. The change in the three-month average balance resulted in a decrease in interest expense of $349.3 million, while the change in the three-month average cost resulted in an increase in interest expense of $229.8 million. The average balance of Bank borrowings was $15.2 billion with an average cost of 3.14% for the three-month period ended March 31, 2012 compared to an average balance of $16.4 billion with an average cost of 3.77% for the same period in 2011. The average balance of holding company borrowings was $2.7 billion with an average cost of 5.95% for the three-month period ended March 31, 2012 compared to an average balance of $2.4 billion  with an average cost of 5.73% for the same period in 2011. Also included in the three-month period ended March 31, 2011 were average borrowings totaling $13.6 billion with an average cost of 2.72% related to SCUSA.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for credit losses for the three-month period ended March 31, 2012 was $103.1 million, compared to $307.8 million for the same period in 2011. The decrease in the provision was primarily impacted by the SCUSA Transaction. Excluding SCUSA, the provision for credit losses for the three-month period ended March 31, 2011 was $186.0 million. The decrease in provision can be attributed to an overall improvement in the credit quality of the loan portfolio with decreases in net charge-offs, delinquent loans and non-accrual loans compared to same period a year ago.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the activity in the allowance for credit losses for the periods indicated:

	Three-Month Period Ended March 31,
	2012	2011
	(in thousands)
Allowance for loan losses, beginning of period	$1,083,492	$2,197,450
Allowance recorded as part of loans transferred from Santander	3,341	—
Charge-offs:
Commercial	95,215	112,339
Consumer secured by real estate	36,369	23,138
Consumer not secured by real estate	25,369	194,907
Total charge-offs	156,953	330,384
Recoveries:
Commercial	14,158	6,900
Consumer secured by real estate	3,140	885
Consumer not secured by real estate	10,251	75,949
Total recoveries	27,549	83,734
Charge-offs, net of recoveries	129,404	246,650
Provision for loan losses (1)	124,585	256,547
Allowance for loan losses, end of period	$1,082,014	$2,207,347
Reserve for unfunded lending commitments, beginning of period	$256,485	$300,621
Provision for unfunded lending commitments (1)	(21,485)	51,225
Reserve for unfunded lending commitments, end of period	$235,000	$351,846
Total allowance for credit losses, end of period	$1,317,014	$2,559,193

(1)	The provision for credit losses on the Consolidated Statement of Comprehensive Income is the sum of the total provision for loan losses and provision for unfunded lending commitments.
The credit quality of the loan portfolio has a significant impact on the Company’s operating results. The Company continues to experience overall credit quality improvement including signs of improvement in the commercial and consumer portfolios beginning in 2010 and continuing through 2012. The net charge-offs were $129.4 million during the three-month period ended March 31, 2012 compared to $246.7 million during the corresponding period in the prior year. Excluding the impact of the SCUSA Transaction in 2011, net charge-offs for the three-month period ended March 31, 2012 were $129.4 million compared to $149.1 million during the corresponding period in the prior year. The Company's charge-offs decreased for the three-months ended March 31, 2012 compared to March 31, 2011 due to a decrease in commercial loan charge-offs as well as an increase in recoveries on commercial loans during the first three months of 2012.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-INTEREST INCOME

Total non-interest income was $332.8 million for the three-month period ended March 31, 2012, compared to $309.4 million for the same period in 2011. Non-interest income fluctuation was impact by the activity in the below components.

Income/(expense) from equity method investments was $157.3 million for the three-month period ended March 31, 2012 compared to $(2.8) million for the three-month period ended March 31, 2011. The fluctuation was primarily caused by the impact of the SCUSA Transaction. As of December 31, 2011, the Company's 65% investment in SCUSA is accounted for as an equity method investment. See further discussion on the SCUSA Transaction in the Executive Summary section of this MD&A and Note 1 to the Consolidated Financial Statements.

Consumer fees were $61.6 million for the three-month period ended March 31, 2012, compared to $172.9 million for the same period in 2011. Excluding the consumer fees from SCUSA in 2011, consumer fees were $72.6 million for the same period in 2011. The decrease for the three-month period ended March 31, 2012 is due to a decrease in consumer deposit fees of $9.0 million which was primarily attributable to the impact of the Durbin amendment.

Commercial fees were $46.4 million for the three-month period ended March 31, 2012, compared to $44.6 million for the same period in 2011, representing an increase of 4.0%. The Company has been able to maintain the commercial fee levels in spite of declining commercial loan balances due to pricing changes on the commercial deposit and loan portfolios as well as higher syndication fees.

Mortgage banking income/(expense) consists of fees associated with servicing loans not held by the Company, as well as amortization and changes in the fair value of mortgage servicing rights and recourse reserves. Mortgage banking income/(expense) results also include gains or losses on the sales of mortgage, home equity loans and lines of credit and multi-family loans and mortgage-backed securities that were related to loans originated or purchased and held by the Company, as well as gains or losses on mortgage banking derivative and hedging transactions. Mortgage banking derivative instruments include principally interest rate lock commitments and forward sale commitments.

Net mortgage banking income was composed of the following components:

	Three-months ended March 31,
	2012	2011
	(in thousands)
Sales of mortgage loans and related securities	$15,491	$5,682
Net gains from changes in fair value	1,826	—
Net losses on hedging activities	(1,366)	(3,489)
Mortgage servicing fees	11,956	12,843
Amortization of mortgage servicing rights	(362)	(11,161)
Residential mortgage servicing rights recoveries	—	1,682
Charges related to multi-family loans sold with recourse	(1,729)	(449)
Multi-family mortgage servicing rights recoveries	—	4,486
Total mortgage banking income, net	$25,816	$9,594

Sales of mortgage loans have increased for the three-month period March 31, 2012 compared to March 31, 2011. For the three-month period ended March 31, 2012, the Company sold $718.7 million of loans at gains of $15.5 million, compared to $333.7 million of loans at gains of $5.7 million in the corresponding periods in the prior year.

At March 31, 2012 and December 31, 2011 the Company serviced residential real estate loans for the benefit of others totaling $13.6 billion and $13.7 billion, respectively. The carrying value of the related mortgage servicing rights at March 31, 2012 and December 31, 2011 was $106.5 million and $91.3 million, respectively.

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

The Company has established a liability related to the fair value of the retained credit exposure for multi-family loans sold to Fannie Mae. This liability represents the amount that the Company estimates that it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon internal specific information and an industry-based default curve with a range of estimated losses. At March 31, 2012 and December 31, 2011, the Company had a $131.7 million and $135.5 million liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae under this sales program.

At March 31, 2012 and December 31, 2011, the Company serviced $8.9 billion and $9.3 billion, respectively, of multi-family loans for Fannie Mae that had been sold to Fannie Mae pursuant to this program with a maximum potential loss exposure of $163.3 million and $167.4 million, respectively. As a result of this retained servicing on multi-family loans sold to Fannie Mae, the Company had loan servicing assets of $0.1 million and $0.4 million at March 31, 2012 and December 31, 2011, respectively. During the three-month period ended March 31, 2012, the Company recorded servicing asset amortization of $0.4 million compared to $2.1 million for the comparable period in the prior year. Additionally, during the three-month period ended March 31, 2011, the Company recorded a net servicing recovery of $4.5 million.

Bank owned life insurance ("BOLI") income represents fluctuations in the cash surrender value of life insurance policies for certain employees where the Bank is the beneficiary of the policies, as well as the receipt of insurance proceeds. The BOLI income was $14.4 million for the three-month period ended March 31, 2012, compared to $13.9 million for the comparable periods in the prior year is due primarily to increased death benefits offset by lower returns on certain polices.

Net gains on investment securities were $15.5 million for the three-month period ended March 31, 2012, compared to net gains of $61.9 million for the same period in 2011. There were no other-than-temporary impairment charges in earnings recognized in the three-month period ended March 31, 2012 and 2011. The decline is solely due to fewer securities sold in the first three months of 2012 versus the same period in 2011.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three-month period ended March 31, 2012 were $355.7 million, compared to $452.8 million for the same period in 2011. The decrease in expenses is primarily due to the impact of the SCUSA Transaction in 2011. Excluding the impact of the SCUSA Transaction in 2011, general and administrative expenses increased by $41.8 million. This increase was due primarily to increased compensation and benefit expenses, increased loan servicing expenses, increase in outside services fees and increase in occupancy and equipment expenses.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OTHER EXPENSES

Other expenses consist primarily of amortization of intangibles, deposit insurance expense, merger related and integration charges, and other restructuring and proxy and related professional fees. Other expenses were $37.5 million for the three-month period ended March 31, 2012, compared to $37.5 million for the same period in 2011. Other expenses included lower intangible amortization expense offset by loss on debt extinguishment.

The Company recorded intangible amortization expense of $10.7 million for the three-month period ended March 31, 2012, compared to $13.8 million for the corresponding period in the prior year. The decrease in the current year period is due primarily to decreased core deposit intangible amortization expense on previous acquisitions and assets that become fully amortized during the year.

The Company incurred loss on debt extinguishment of $5.3 million for three-month period ended March 31, 2012, compared to $82.0 thousand for the corresponding period in prior year. The 2012 loss primarily relates to the termination of $500.0 million of FHLB advances which resulted in debt extinguishment fees of $5.2 million.

INCOME TAX PROVISION/ (BENEFIT)

An income tax provision of $38.5 million was recorded for the three-month period ended March 31, 2012, compared to $176.7 million for the same period in 2011 resulting in an effective tax rate of 14.4% for the three-month period ended March 31, 2012 compared to 35.8% for the comparable periods in 2011. The decrease is primarily due to the impact of the SCUSA Transaction and the tax benefit from investment tax credits related to a direct-financing lease transaction during the quarter.

The Company's effective tax rate in future periods will be affected by the results of operations allocated to the various tax jurisdictions within which the Company operates, any change in income tax laws or regulations within those jurisdictions, and interpretations of income tax regulations that differ from the Company's interpretations by any of various tax authorities that may examine tax returns filed by the Company or any of its subsidiaries.

LINE OF BUSINESS RESULTS

During the second quarter of 2011, the multi-family and large corporate commercial specialty groups were merged into the Corporate banking segment from the Specialized Business segment. Since the Specialized Business segment had no goodwill allocated to it, this reporting structure change had no impact on the amount of goodwill assigned to other segments. Prior period results were recast to conform to current methodologies for the segments.

During the first quarter of 2012, the allocation of the provision for credit losses to each segment was refined. First, the provision for credit losses recorded for each segment is now based on the net charge-offs of each business and changes in total reserves allocated to each business, instead of changes in specific reserves only. Second, the Company refined the determination of specific reserves related to mortgage TDRs. For management purposes, provisions for TDRs in the Retail segment reflect changes in those specific reserves for each period presented under a consistent methodology. As a result of these changes, provision expense was appropriately allocated across segments. Prior period results were recast to conform to current methodologies for the segments.
During the first quarter of 2012, the methodology to allocate general and administrative expenses to each segment was modified. Previously, all general and administrative expenses, including corporate overhead costs, were allocated to the segments for profitability reporting. As of March 31, 2012, only expenses directly related to each segment are allocated to each segment, and indirect expenses remain in the Other category. This change provides a more accurate representation of each segment's performance. In addition, general and administrative expenses and other expenses were combined to present total expenses which is representative of how expenses are reviewed by management for each segment. Prior period results were recast to conform to current methodologies for the segments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the first quarter of 2012, the Company's funds transfer pricing (FTP) methodology was modified. Prior to this modification, the FTP methodology was based on the LIBOR rate and did not reflect the actual cost of funds of the Company. The modification included adding a liquidity premium to the LIBOR rate to compute an appropriate market participant spread for commercial loans and deposits by analyzing the mix of borrowings available to the Company with comparable maturity periods. Therefore, interest income increased for segments with a surplus of interest, and non-interest earning deposits and interest expense increased for those segments with a deficit of interest and non-interest earning deposits. Prior period results have been restated based on management's best estimate to include the liquidity premium and make the results of operations comparable.
The Retail banking segment net interest income decreased $6.9 million to $207.8 million for the three-month period ended March 31, 2012 compared to the corresponding period in the preceding year. The net spread on a match funded basis for this segment was 1.22% for the three-month period ended March 31, 2012 compared to 1.37% for the same period in the prior year. The average balance of the Retail banking segment's loans was $24.4 billion for the three-month period ended March 31, 2012 compared to $24.2 billion for the same period in the preceding year. The average balance of deposits was $37.1 billion for the three-month period ended March 31, 2012 compared to $35.3 billion during the same period in the preceding year. Average assets for the Retail segment were $25.3 billion at March 31, 2012 compared to $24.4 billion at March 31, 2011. The provision for credit losses decreased $24.5 million to $71.9 million for the three-month period ended March 31, 2012. Total expenses were $214.1 million for the three-month period ended March 31, 2012, compared to $201.2 million for the three-month period ended March 31, 2011. The increase in total expenses is due to increased assets, as well as increased compensation and benefit expense within the Retail banking segment resulting from a higher headcount.
The Specialized Business segment net interest income decreased $7.5 million to $11.1 million for the three-month period ended March 31, 2012 compared to the corresponding period in the preceding year. The net spread on a match funded basis for this segment was 2.66% for the three-month period ended March 31, 2012 compared to 2.71% for the same period in the prior year. The average balance of loans for the three-month period ended March 31, 2012 was $2.0 billion compared with $3.3 billion for the corresponding period in the prior year. The average balance of deposits was $65.6 million for the three-month period ended March 31, 2012 compared to $121.9 million for the same period in 2011. The balances within this segment have been steadily decreasing due the segment primarily being comprised of portfolios in a run-off position. The provision for credit losses decreased $48.5 million to a release of the provision of $3.1 million for the three-month period ended March 31, 2012. Total expenses were $6.8 million for the three-month period ended March 31, 2012, compared to $7.5 million for the three-month period ended March 31, 2011.
The Corporate banking segment net interest income increased $12.5 million to $110.6 million for the three-month period ended March 31, 2012 compared to the corresponding period in the preceding year. The net spread on a match funded basis for this segment was 1.81% for the three-month period ended March 31, 2012 compared to 1.72% for the same period in the prior year. The average balance of loans for the three-month period ended March 31, 2012 was $21.4 billion compared with $21.3 billion for the corresponding period in the prior year. The provision for credit losses decreased $56.0 million to a release of the provision of $16.0 million for the three-month period ended March 31, 2012. Total expenses were $29.8 million for the three-month period ended March 31, 2012 compared with $27.4 million for the corresponding period in the prior year.
The Global banking segment net interest income increased $13.0 million to $21.7 million for the three-month period ended March 31, 2012 compared to the corresponding period in the preceding year. The net spread on a match funded basis for this segment was 2.28% for the three-month period ended March 31, 2012 compared to 1.75% for the same period in the prior year. The average balance of loans for the three-month period ended March 31, 2012 was $3.9 billion compared with $2.1 billion for the corresponding period in the prior year. Average assets for the Global Banking segment increased $1.8 billion to $4.7 billion during the the three-month period ended March 31, 2012. Total expenses were $10.3 million for the three-month period ended March 31, 2012 compared with $2.5 million for the corresponding period in the prior year.
Income before income taxes for Other decreased $93.8 million to a $70.6 million loss for the three-month period ended March 31, 2012 compared to the corresponding period in the preceding year. Net interest income decreased $16.0 million to $79.7 million for the three-month period ended March 31, 2012 compared to the corresponding period in the preceding year, due to the decreasing interest rate environment.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

On December 31, 2011, SCUSA increased its share capital through the issuance of shares to third party investors and certain members of its management for approximately $1.16 billion. Also on December 31, 2011, SCUSA's investors entered into a shareholder agreement providing each of its investors with certain board representation, governance, registration and other rights with respect to their ownership interests in SCUSA thereby requiring each of its investors to jointly manage SCUSA and share control over it. As a result, the Company's ownership interest was reduced to approximately 65% and its power to direct the activities that most significantly impact SCUSA's economic performance was reduced so that the Company no longer has a controlling interest in  SCUSA.  Accordingly, SCUSA was deconsolidated on December 31, 2011, and is accounted for as an equity method investment as of March 31, 2012. The Company's investment balance in SCUSA as of March 31, 2012 was $2.8 billion.

FINANCIAL CONDITION

LOAN PORTFOLIO

Total loans excluding the allowance and including loans held for sale was $52.3 billion at March 31, 2012 compared to $51.7 billion at December 31, 2011.

At March 31, 2012, commercial loans (excluding multi-family loans) totaled $23.7 billion representing 45.2% of the Company’s loan portfolio, compared to $22.8 billion, or 44.1% of the loan portfolio at December 31, 2011 and $22.2 billion, or 33.4% of the loan portfolio at March 31, 2011. At March 31, 2012 and December 31, 2011, only 19% and 18%, respectively, of the total commercial portfolio was unsecured.

At March 31, 2012, multi-family loans totaled $7.2 billion representing 13.8% of the Company’s loan portfolio, compared to $7.1 billion, or 13.7% of the loan portfolio at December 31, 2011 and $6.9 billion or 10.4% of the loan portfolio at March 31, 2011.

The consumer loan portfolio (including held for sale) secured by real estate, consisting of home equity loans and lines of credit and residential loans, totaled $18.4 billion at March 31, 2012, representing 35.2% of the Company’s loan portfolio, compared to $18.5 billion, or 35.8%, of the loan portfolio at December 31, 2011 and $18.6 billion or 27.9% of the loan portfolio at March 31, 2011.

The consumer loan portfolio not secured by real estate, consisting of automobile loans and other consumer loans, totaled $3.0 billion at March 31, 2012, representing 5.7% of the Company’s loan portfolio, compared to $3.3 billion, or 6.4%, of the loan portfolio at December 31, 2011 and $18.9 billion or 28.3% of the loan portfolio at March 31, 2011. Excluding SCUSA from March 31, 2011, auto loans have declined to $643.0 million at March 31, 2012 compared to $1.6 billion at March 31, 2011 due to run-off in the Bank’s indirect auto loan portfolio. The Bank ceased originating all indirect auto loans as of January 2009.

NON-PERFORMING ASSETS

Non-performing assets were $1.4 billion or 1.64% of total assets at March 31, 2012, compared to $1.5 billion or 1.83% of total assets at December 31, 2011.

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

Generally, loans that have been classified as non-accrual remain classified as non-accrual until the loan is able to sustain a period of repayment which makes the loan less than 90 days delinquent for a monthly amortizing loan at which time, accrual of interest resumes.
The following table presents the composition of non-performing assets at the dates indicated:

	March 31, 2012	December 31, 2011
	(in thousands)
Non-accrual loans:
Commercial:
Commercial real estate	$408,077	$459,692
Commercial and industrial	230,037	213,617
Multi-family	47,764	126,738
Total commercial loans	685,878	800,047
Consumer:
Residential mortgages	443,685	438,461
Consumer loans secured by real estate	106,631	108,075
Consumer not secured by real estate	13,367	12,883
Total consumer loans	563,683	559,419

Total non-accrual loans	1,249,561	1,359,466

Other real estate owned	106,515	103,026
Other repossessed assets	4,271	5,671
Total other real estate owned and other repossessed assets	110,786	108,697
Total non-performing assets	$1,360,347	$1,468,163

Past due 90 days or more as to interest or principal and accruing interest	$—	$1,211
Annualized net loan charge-offs to average loans (2)	1.01%	1.92%
Non-performing assets as a percentage of total assets	1.64%	1.83%
Non-performing loans as a percentage of total loans	2.39%	2.63%
Non-performing assets as a percentage of total loans, real estate owned and repossessed assets	2.60%	2.84%
Allowance for credit losses as a percentage of total non-performing assets (1)	96.8%	91.3%
Allowance for credit losses as a percentage of total non-performing loans (1)	105.4%	98.6%

(1)	Allowance for credit losses is comprised of the allowance for loan losses and the reserve for unfunded commitments, which is included in other liabilities.

(2)	Annualized net loan charge-offs to average loans is calculated as annualized net loan charge-off as of three-month period ended March 31, 2012 divided the three-month average loan balance.

The Company’s allowance for credit losses as a percentage of total loans has decreased to 2.52% at March 31, 2012 compared to 2.59% at December 31, 2011. The Company has seen improvements from December 31, 2011 levels in the three-month period ended March 31, 2012. The decrease in the allowance as a percentage of total loans from March 31, 2012 compared to December 31, 2011 is due to the increase in the total loans of $620.7 million. The allowance for loan losses decreased $1.5 million when comparing March 31, 2012 to December 31, 2011. Excluding loans that are classified as non-accrual, loans past due have decreased from $337.7 million at year end to $302.0 million at March 31, 2012.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Loans ninety (90) days or more past due and still accruing interest decreased $1.2 million from December 31, 2011 to March 31, 2012, due to the improvement in the credit quality of the loan portfolio. Potential problem loans (commercial loans delinquent more than 30 days but less than 90 days, although not currently classified as non-performing loans) amounted to approximately $78.1 million and $88.1 million at March 31, 2012 and December 31, 2011, respectively.

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

The following table summarizes TDRs at the dates indicated:

	March 31, 2012	December 31, 2011
	(in thousands)
Performing
Commercial	$149,278	$102,934
Residential mortgage	409,264	385,863
Other consumer	44,086	38,849
Total performing	$602,628	$527,646
Non-performing
Commercial	$107,294	$93,420
Residential	109,406	105,476
Other consumer	19,513	18,359
Total non-performing	$236,213	$217,255
Total	$838,841	$744,901

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
The following table presents the allocation of the allowance for loan losses and the percentage of each loan type to total loans at the dates indicated:

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	March 31, 2012		December 31, 2011
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(in thousands)
Allocated allowance:
Commercial loans	$722,516	59%	$766,865	58%
Consumer loans	352,786	41	292,816	42
Unallocated allowance	6,712	n/a	23,811	n/a
Total allowance for loan losses	$1,082,014	100%	$1,083,492	100%
Reserve for unfunded lending commitments	235,000		256,485
Total allowance for credit losses	$1,317,014		$1,339,977

Allowance for Loan Losses

The Company maintains an allowance for loan losses that management believes is sufficient to absorb inherent losses in the loan portfolio. The adequacy of the Company’s allowance for loan losses is regularly evaluated. In addition to past loss experience, management’s evaluation of the adequacy of the allowance to absorb loan losses takes into consideration the risks inherent in the loan portfolio, specific loans which have loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. Management also considers loan quality, changes in the size and character of the loan portfolio, amount of non-performing loans, and industry trends. At March 31, 2012, the Company’s total allowance for loan losses was $1.1 billion.

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

The portion of the allowance for loan losses related to the commercial portfolio decreased from $766.9 million at December 31, 2011 (2.57% of commercial loans) to $722.5 million at March 31, 2012 (2.34% of commercial loans).
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

The allowance for the consumer loans was $352.8 million and $292.8 million at March 31, 2012 and December 31, 2011, respectively. The allowance as a percentage of consumer loans was 1.65% at March 31, 2012 and 1.35% at December 31, 2011.

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

Regardless of the extent of the Company’s analysis of customer performance, portfolio evaluations, trends or risk management processes established, a level of imprecision will always exist due to the judgmental nature of loan portfolio and/or individual loan evaluations. The Company maintains an unallocated allowance to recognize the existence of these exposures. The unallocated allowance for loan losses was $6.7 million at March 31, 2012 and $23.8 million at December 31, 2011. Management continuously evaluates its allowance methodology; however the unallocated allowance is subject to changes each reporting period due to certain inherent but undetected losses; which are probable of being realized within the loan portfolio.

Reserve for Unfunded Lending Commitments

In addition to the allowance for loan losses, the Bank also estimates probable losses related to unfunded lending commitments. Unfunded lending commitments are subject to individual reviews, and are analyzed and segregated by risk according to the Company’s internal risk rating scale. These risk classifications, in conjunction with an analysis of historical loss experience, current economic conditions and performance trends within specific portfolio segments, and any other pertinent information result in the estimation of the reserve for unfunded lending commitments. Additions to the reserve for unfunded lending commitments are made by charges to the provision for credit losses and this reserve is classified within other liabilities on the Company's Consolidated Balance Sheet.

The reserve for unfunded lending commitments has decreased to $235.0 million at March 31, 2012 from $256.5 million at December 31, 2011. Once an unfunded lending commitment becomes funded and is carried as a loan, the corresponding reserves are transferred to the allowance for loan losses.
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

INVESTMENT SECURITIES

Investment securities consist primarily of mortgage-backed securities, tax-free municipal securities, U.S. Treasury and government agency securities, corporate debt securities, asset backed securities and stock in the Federal Home Loan Bank of Pittsburgh (“FHLB”). Mortgage-backed securities consist of pass-through, collateralized mortgage obligations, and adjustable rate mortgages issued by federal agencies. The Company’s mortgage-backed securities are either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by Standard and Poor’s and Moody’s at the date of issuance. The Company purchases classes which are senior positions backed by subordinate classes. The subordinate classes absorb the losses and must be completely eliminated before any losses flow through the senior positions. The average life of the available-for-sale investment portfolio at March 31, 2012 was 4.46 years compared to 4.24 years at December 31, 2011.

Total investment securities available-for-sale increased to $17.2 billion at March 31, 2012, compared to $15.6 billion at December 31, 2011. For additional information with respect to the Company’s investment securities, see Note 3 in the Notes to the Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other investments, which consists of FHLB stock and Federal Reserve Board stock, increased from $0.6 billion at December 31, 2011 to $0.9 billion at March 31, 2012 due to the purchase of $378.9 million of Federal Reserve Bank stock as part of the Bank's charter conversion.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $3.4 billion at March 31, 2012 and December 31, 2011. There were no additions or impairments to goodwill in 2012 or 2011. Other intangibles, net of accumulated amortization, was $88.5 million million at March 31, 2012 and $99.2 million at December 31, 2011. The decrease of $10.7 million is due to year-to-date amortization expense.

Goodwill and other indefinite lived intangible assets are not amortized on a recurring basis, but are subject to periodic impairment testing. This testing is required annually, or more frequently if events or circumstances indicate there may be impairment. No impairment indicators were noted since the annual review on December 31, 2011 and as such, no impairment test has been performed. The Company will perform its next annual goodwill impairment test at December 31, 2012.

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

Total deposits and other customer accounts at March 31, 2012 were $50.5 billion compared to $47.8 billion at December 31, 2011. The increase in deposits was mainly due to interest bearing accounts which increased $359.3 million or 6.0%, savings accounts which increased $242.5 million or 6.9% and wholesale certificates of deposits which increased $1.7 billion or 118.8% from December 31, 2011 to March 31, 2012.

See Note 8 to the Consolidated Financial Statements for further discussion and details on the Company’s deposits.

BORROWINGS AND OTHER DEBT OBLIGATIONS

The Bank utilizes borrowings and other debt obligations as a source of funds for its asset growth and its asset/liability management. Collateralized advances are available from the Federal Home Loan Bank of Pittsburgh (“FHLB”) provided certain standards related to creditworthiness have been met. The Bank also utilizes repurchase agreements, which are short-term obligations collateralized by securities. SHUSA also has term loans and lines of credit with Santander. Total borrowings and other debt obligations at March 31, 2012 were $17.4 billion compared to $18.3 billion at December 31, 2011. Total borrowings decreased $0.9 billion primarily due to the repayment of a $1.3 billion senior note, termination of $500.0 million of FHLB advances, decrease of $678.1 million in overnight federal funds offset by an increase of $1.5 billion in repurchase agreements and the execution of a $155.0 million debt agreement with a Santander subsidiary.

See Note 9 to the Consolidated Financial Statements for further discussion and details on the Company’s borrowings and other debt obligations.

OFF BALANCE SHEET ARRANGEMENTS

See further discussion on the Company's off-balance sheet arrangements in Note 5 and Note 13 to the Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

BANK REGULATORY CAPITAL

The minimum U.S. regulatory capital ratios for banks under Basel I are 4% for Tier 1 Risk-Based Capital Ratio and 4% for Tier 1 Leverage Capital Ratio. To qualify as “well-capitalized”, regulators require banks to maintain capital ratios of at least 6% for Tier 1 Risk-Based Capital Ratio, 10% for Total Risk-based Capital Ratio, and 5% for Tier 1 Leverage Capital Ratio. At March 31, 2012 and December 31, 2011, the Bank met the well-capitalized capital ratio requirements.

All bank holding companies are required to maintain Tier 1 Risk-Based Capital Ratios of at least 4%, Total Risk-Based Capital Ratios of 8%, and Tier 1 Leverage Capital Ratios of at least 3%. The Company's capital levels exceeded the ratios required for bank holding companies.

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

Federal banking laws, regulations and policies also limit the Bank's ability to pay dividends and make other distributions to the Company. The Bank must obtain prior OCC approval to declare a dividend or make any other capital distribution if, after such dividend or distribution: (1) the Bank's total distributions to the holding company within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years; (2) the Bank would not meet capital levels imposed by the OCC in connection with any order, or (3) if the Bank is not adequately capitalized at the time. In addition, OCC prior approval would be required if the Bank's examination or CRA ratings fall below certain levels or the Bank is notified by the OCC that it is a problem association or an association in troubled condition. During the three years following the period-ended September 30, 2010, the Bank must obtain the written non-objection of the OCC to declare a dividend or make any other capital distribution.

Any dividends declared and paid have the effect of reducing the Bank's Tier 1 leverage capital to tangible assets and Tier 1 risk-based capital ratios. There were no dividends paid by the Bank during the periods ended March 31, 2012 and December 31, 2011.

The following schedule summarizes the actual capital balances of the Bank at March 31, 2012:

	Sovereign Bank

	March 31, 2012	Well-capitalized Requirement	Minimum Requirement
Tier 1 leverage capital ratio	10.58%	5.00%	4.00%
Tier 1 risk-based capital ratio	13.00%	6.00%	4.00%
Total risk-based capital ratio	15.09%	10.00%	8.00%
Tier 1 common capital ratio(1)	13.00%	n/a	n/a

SHUSA

March 31, 2012
Tier 1 leverage capital ratio	11.06%
Tier 1 risk-based capital ratio	13.47%
Total risk-based capital ratio	16.00%
Tier 1 common capital ratio(1)	12.54%

(1) Ratio presented due to regulators emphasizing the Tier 1 common capital ratio in their evaluation of bank and bank holding company capital levels, although this metric is not provided for in the regulations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Liquidity represents the ability of the Company to obtain cost effective funding to meet the needs of customers, as well as the Company's financial obligations. Factors that impact the liquidity position of the Company include loan origination volumes, loan prepayment rates, maturity structure of existing loans, core deposit growth levels, certificate of deposit maturity structure and retention, the Company's credit ratings, investment portfolio cash flows, maturity structure of wholesale funding, etc. These risks are monitored and centrally managed. This process includes reviewing all available wholesale liquidity sources. The Company also forecasts future liquidity needs and develops strategies to ensure adequate liquidity is available at all times.

The Bank has several sources of funding to meet its liquidity requirements, including the liquid investment securities portfolio, the core deposit base, the ability to acquire large deposits, FHLB borrowings, Federal Reserve borrowings, wholesale deposit purchases, and federal funds purchased.

The Company has the following major sources of funding to meet its liquidity requirements: dividends and returns of investment from its subsidiaries, short-term investments held by non-bank affiliates and access to the capital markets. During December 2011, the Company issued 3.2 million shares of common stock to Santander resulting in payment of $800.0 million and at the same time, declared dividends of $800.0 million in 2011 to Santander. This transaction was reported as a non-cash transaction. There were no significant stock issuance for the first three months of 2012.

In April 2012, SCUSA declared and paid a $214.4 million dividend to the Company.

The Bank may pay dividends to its parent subject to approval. In December 2011, the Bank issued a $150.0 million dividend to SHUSA. On April 30, 2012, the Bank paid a $50.0 million dividend to SHUSA. At March 31, 2012, the holding company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

As of March 31, 2012, SHUSA, through the Bank, had over $21.7 billion in committed liquidity from the FHLB and the Federal Reserve Bank. Of this amount, $11.1 billion is unused and therefore provides additional borrowing capacity and liquidity for the Company. At March 31, 2012, liquid assets (defined as cash and cash equivalents, loans held for sale, and securities available for sale exclusive of securities pledged as collateral) totaled approximately $13.6 billion or 26.8% of total deposits. This compares to $14.9 billion, or 31.2%, of total deposits, at December 31, 2011. In addition to the liquid assets, the Company also has available liquidity from unencumbered security collateral and federal funds of $11.0 billion. Management believes that the Company has ample liquidity to fund its operations.

Net cash provided by operating activities was $632.7 million for the three-months ended March 31, 2012. Net cash used by investing activities for the same period was $3.1 billion due primarily to the purchases of $3.6 billion of investments and -$938.3 million of loans, offset by $1.5 billion of investment sales, maturities and repayments. Net cash provided by financing activities for the three-months ended March 31, 2012 was $1.9 billion, which consisted primarily of a $2.7 billion increase in deposits offset by repayments of debt of $1.3 billion. See the Consolidated Statement of Cash Flows for further details on our sources and uses of cash.

As of March 31, 2012 the Company had $2.0 billion of cash on hand compared to $2.6 billion at December 31, 2011. During the first quarter of 2012, cash was impacted by borrowings repayments, loan portfolio acquisitions and an investment in a wind farm facility, all of which was offset by an increase in deposits.

CONTRACTUAL OBLIGATIONS

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and its asset/liability management, to fund acquisitions, and to meet required capital needs. These obligations require the Company to make cash payments over time as detailed in the table below.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Payments Due by Period
	Total	Less than 1 year	Over 1 yr to 3 yrs	Over 3 yrs to 5 yrs	Over 5 yrs
	(in thousands)
FHLB advances (1)	$11,891,433	$1,634,904	$4,207,082	$4,588,329	$1,461,118
Federal funds purchased (1)	487,900	487,900	—	—	—
Commercial paper and repurchase agreements	2,525,278	2,525,278	—	—	—
Other debt obligations (1) (2)	3,250,724	815,962	1,007,898	650,331	776,533
Junior subordinated debentures due to capital trust entities (1) (2)	1,933,037	236,553	162,007	404,580	1,129,897
Certificates of deposit (1)	11,980,043	9,144,295	1,252,186	1,579,919	3,643
Investment partnership commitments (3)	154	74	26	26	28
Operating leases(4)	700,746	105,245	186,956	150,041	258,504
Total contractual cash obligations	$32,769,315	$14,950,211	$6,816,155	$7,373,226	$3,629,723

(1)
Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at March 31, 2012. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

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

(4)	Does not include future expected sublease income

Excluded from the above table are deposits of $38.8 billion that are due on demand by customers. Additionally, $113.4 million of tax liabilities associated with unrecognized tax benefits have been excluded due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations.

The Company is a party to financial instruments and other arrangements with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage its exposure to fluctuations in interest rates. See further discussion on these risks in Note 13 to the Consolidated Financial Statements.

ASSET AND LIABILITY MANAGEMENT
Interest rate risk arises primarily through the Company’s traditional business activities of extending loans and accepting deposits. Many factors, including economic and financial conditions, movements in market interest rates and consumer preferences, affect the spread between interest earned on assets and interest paid on liabilities. Interest rate risk is managed by the Treasury Group and measured by the Market Risk department with oversight by the Asset and Liability Committee. In managing the interest rate risk, the Company seeks to minimize the variability of net interest income across various likely scenarios while at the same time maximizing the net interest income and net interest margin. To achieve these objectives, the Treasury Group works closely with each business line in the Company and guides new business. The Treasury Group also uses various other tools to manage interest rate risk including wholesale funding maturity targeting, investment portfolio purchase strategies, asset securitization/sale and financial derivatives.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest rate risk focuses on managing four elements of risk associated with interest rates: basis risk, repricing risk, yield curve risk and option risk. Basis risk stems from rate index timing differences with rate changes, such as differences in the extent of changes in fed funds compared with three-month LIBOR. Repricing risk stems from the different timing of contractual repricing such as, one-month versus three-month reset dates as well as the related maturity. Yield curve risk stems from the impact on earnings and market value due to different shapes and levels of yield curves. Optionality risk stems from prepayment or early withdrawal risk embedded in various products. These four elements of risk are analyzed through a combination of net interest income simulations, shocks to the net interest income simulations, scenarios and market value analysis and the subsequent results are reviewed by management. Numerous assumptions are made to produce these analyses including, but not limited to, assumptions on new business volumes, loan and investment prepayment rates, deposit flows, interest rate curves, economic conditions and competitor pricing.

The Company simulates the impact of changing interest rates on the expected future interest income and interest expense (net interest income sensitivity). This simulation is run monthly and it includes various scenarios that help management understand the potential risks in net interest income sensitivity. These scenarios include both parallel and non-parallel rate shocks as well as other scenarios that are consistent with quantifying the four elements of risk. This information is used to develop proactive strategies to ensure that the Company’s risk position remains within Board approved limits so that future earnings are not significantly adversely affected by future interest rates.

The table below discloses the estimated sensitivity to the Company’s net interest income based on interest rate changes:

If interest rates changed in parallel by the amounts below at March 31, 2012	The following estimated percentage increase/(decrease) to net interest income would result
Up 100 basis points	3.26%
Up 200 basis points	5.90%
Down 100 basis points	(4.60)%

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

Management looks at the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk and also highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at March 31, 2012 and December 31, 2011. All dollar balances are in thousands:

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by	March 31, 2012	December 31, 2011
Base	$9,977	$8,777
Up 200 basis points	(6.27)%	(5.91)%
Up 100 basis points	(2.24)%	(1.85)%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2012. Based on that evaluation, the Company's Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the first quarter of 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

There are no material changes from the risk factors set forth under Part I, Item 1A Risk Factors, in the Company's 2011 Annual Report on Form 10-K.

Item 2	— Unregistered Sales of Equity Securities and Use of Proceeds.

No shares of the Company’s common stock were repurchased during the three-month period ended March 31, 2012.

Item 6	— Exhibits

(a) Exhibits

(3.1)
Amended and Restated Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed January 30, 2009).

(3.2)	Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to SHUSA's Current Report on Form 8-K filed March 27, 2009)

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

(4.1)
Santander Holdings USA, Inc. has certain debt obligations outstanding. None of the instruments evidencing such debt authorizes an amount of securities in excess of 10% of the total assets of Santander Holdings USA, Inc. and its subsidiaries on a consolidated basis; therefore, copies of such instruments are not included as exhibits to this Quarterly Report on Form 10-Q. Santander Holdings USA, Inc. agrees to furnish copies to the SEC on request.

(4.2)
Fiscal Agency Agreement dated December 22, 2008 between Sovereign Bank and The Bank of New York Mellon Trust Company, N.A., as fiscal agent (Incorporated by reference to Exhibit 4.1 to SHUSA's Current Report on Form 8-K filed December 22, 2008)

(4.3)
Fiscal Agency Agreement dated December 22, 2008 between Santander Holdings USA, Inc. and The Bank of New York Mellon Trust Company, N.A., as fiscal agent (Incorporated by reference to Exhibit 4.2 to SHUSA's Current Report on Form 8-K filed December 22, 2008)

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

SANTANDER HOLDINGS USA, INC. (Registrant)
Date:	May 11, 2012	/s/ Jorge Morán
Jorge Morán
President and Chief Executive Officer (Authorized Officer)

Date:	May 11, 2012	/s/ Guillermo Sabater
Guillermo Sabater
Chief Financial Officer and Executive Vice President (Principal Financial Officer)

EXHIBITS INDEX

(3.1)
Amended and Restated Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed January 30, 2009).

(3.2)	Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to SHUSA's Current Report on Form 8-K filed March 27, 2009)

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

(4.1)
Santander Holdings USA, Inc. has certain debt obligations outstanding. None of the instruments evidencing such debt authorizes an amount of securities in excess of 10% of the total assets of Santander Holdings USA, Inc. and its subsidiaries on a consolidated basis; therefore, copies of such instruments are not included as exhibits to this Quarterly Report on Form 10-Q. Santander Holdings USA, Inc. agrees to furnish copies to the SEC on request.

(4.2)
Fiscal Agency Agreement dated December 22, 2008 between Sovereign Bank and The Bank of New York Mellon Trust Company, N.A., as fiscal agent (Incorporated by reference to Exhibit 4.1 to SHUSA's Current Report on Form 8-K filed December 22, 2008)

(4.3)
Fiscal Agency Agreement dated December 22, 2008 between Santander Holdings USA, Inc. and The Bank of New York Mellon Trust Company, N.A., as fiscal agent (Incorporated by reference to Exhibit 4.2 to SHUSA's Current Report on Form 8-K filed December 22, 2008)

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