Form 10-Q
period 2012-06-30
Santander Holdings USA, Inc.
filed 2012-08-09
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐. No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2012
Common Stock (no par value)	520,307,043 shares

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

•
the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, capital, liquidity, proper accounting treatment, securities and insurance, and the applications and interpretations thereof by regulatory bodies and the impact of changes in and interpretation of generally accepted accounting principles in the United States;

•
the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted in July 2010 which is a significant development for the industry. The full impact of this legislation to SHUSA and the industry will be unknown until the rulemaking processes mandated by the legislation are complete, although the impact will involve higher compliance costs and certain elements, which have and will negatively affect SHUSA's revenue and earnings;

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

PART 1- FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited at June 30, 2012, audited at December 31, 2011)

	June 30, 2012	December 31, 2011
	(in thousands)
ASSETS
Cash and amounts due from depository institutions	$3,156,423	$2,623,963
Investment securities:
Available-for-sale at fair value	15,368,212	15,578,576
Other investments	991,737	555,370
Loans held for investment	52,493,025	51,307,380
Allowance for loan losses	(1,055,501)	(1,083,492)
Net loans held for investment	51,437,524	50,223,888
Loans held for sale at fair value (1)	429,443	352,471
Premises and equipment (3)	694,437	669,143
Accrued interest receivable	212,696	209,010
Equity method investments	2,906,242	2,884,008
Goodwill	3,431,481	3,431,481
Core deposit intangibles and other intangibles, net	79,098	99,171
Bank owned life insurance	1,581,066	1,560,675
Restricted cash	400,020	36,660
Other assets (2)	2,255,237	2,340,783
TOTAL ASSETS	$82,943,616	$80,565,199

LIABILITIES
Total deposits and other customer accounts	48,718,415	47,797,515
Borrowings and other debt obligations	19,228,747	18,278,433
Advance payments by borrowers for taxes and insurance	167,536	150,397
Other liabilities	1,797,363	1,742,691

TOTAL LIABILITIES	69,912,061	67,969,036

STOCKHOLDER’S EQUITY
Preferred stock (no par value; $25,000 liquidation preference; 7,500,000 shares authorized; 8,000 shares outstanding at June 30, 2012 and at December 31, 2011)	195,445	195,445
Common stock (no par value; 800,000,000 shares authorized; 520,307,043 shares issued at June 30, 2012 and at December 31, 2011)	12,211,941	12,213,484
Accumulated other comprehensive loss	(15,197)	(46,718)
Retained earnings	639,366	233,952
TOTAL STOCKHOLDER’S EQUITY	13,031,555	12,596,163
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$82,943,616	$80,565,199

(1) Amounts represent items for which the Company has elected the fair value option.
(2) Includes residential mortgage servicing rights of $95.5 million for which the Company has elected the fair value option.
(3) Net of accumulated depreciation of $522.0 million and $478.5 million at June 30, 2012 and December 31, 2011, respectively.

See accompanying notes to unaudited consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2012	2011	2012	2011
	(in thousands)
INTEREST INCOME:
Interest on loans	$541,273	$1,198,461	$1,088,518	$2,401,871
Interest-earning deposits	1,411	2,256	2,577	3,396
Investment securities:
Available-for-sale	93,859	99,628	189,907	214,624
Other investments	5,693	22	9,989	99
TOTAL INTEREST INCOME	642,236	1,300,367	1,290,991	2,619,990

INTEREST EXPENSE:
Deposits and customer accounts	58,038	64,489	116,493	122,771
Borrowings and other debt obligations	160,579	286,151	319,981	565,065
TOTAL INTEREST EXPENSE	218,617	350,640	436,474	687,836

NET INTEREST INCOME	423,619	949,727	854,517	1,932,154
Provision for credit losses	107,700	273,144	210,800	580,916
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	315,919	676,583	643,717	1,351,238

NON-INTEREST INCOME:
Consumer fees	61,373	164,936	122,925	337,813
Commercial fees	43,341	41,696	89,729	86,318
Mortgage banking income, net	11,232	2,635	37,048	12,229
Income/(expense) from equity method investments	106,566	(3,284)	263,898	(6,068)
Bank owned life insurance	16,503	13,444	30,942	27,317
Miscellaneous income	12,554	7,337	24,317	16,687
TOTAL FEES AND OTHER INCOME	251,569	226,764	568,859	474,296

Total other-than-temporary impairment (“OTTI”) losses	—	(30,549)	—	(34,266)
Portion of OTTI recognized in other comprehensive income before taxes	—	30,224	—	33,941
OTTI recognized in earnings	—	(325)	—	(325)
Net gain on sale of investment securities	60,988	20,387	76,532	82,249
Net gain on investment securities recognized in earnings	60,988	20,062	76,532	81,924
TOTAL NON-INTEREST INCOME	312,557	246,826	645,391	556,220

GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	161,930	197,217	323,978	395,365
Occupancy and equipment expenses	82,813	81,898	160,157	165,436
Technology expense	28,791	31,240	54,127	61,744
Outside services	26,202	32,094	52,262	68,381
Marketing expense	7,566	8,016	14,626	17,313
Loan expense	20,972	60,560	44,662	117,769
Other administrative expenses	49,974	41,613	84,126	79,430
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	378,248	452,638	733,938	905,438

OTHER EXPENSES:
Amortization of intangibles	9,423	16,103	20,073	29,903
Deposit insurance premiums	22,463	24,138	43,964	47,728
Loss on debt extinguishment	1,306	6,060	6,639	6,142
TOTAL OTHER EXPENSES	33,192	46,301	70,676	83,773

INCOME BEFORE INCOME TAXES	217,036	424,470	484,494	918,247
Income tax provision	33,309	145,419	71,780	322,133
NET INCOME INCLUDING NONCONTROLLING INTEREST	183,727	279,051	412,714	596,114
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	18,488	—	39,047
NET INCOME ATTRIBUTABLE TO SHUSA	183,727	260,563	412,714	557,067

OTHER COMPREHENSIVE INCOME, NET OF TAX

Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	7,012	(42,805)	11,217	(19,773)
Net unrealized gains/(losses) recognized on investment securities	(9,502)	69,323	19,176	50,479
Amortization of defined benefit plans	564	315	1,128	711

TOTAL OTHER COMPREHENSIVE INCOME	(1,926)	26,833	31,521	31,417

COMPREHENSIVE INCOME	181,801	305,884	444,235	627,531

COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	18,488	—	39,047
COMPREHENSIVE INCOME ATTRIBUTABLE TO SHUSA	$181,801	$287,396	$444,235	$588,484

See accompanying notes to unaudited consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2012 AND 2011
(Unaudited)
(in thousands)

	Common Shares Outstanding	Preferred Stock	Common Stock	Warrants	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Noncontrolling Interest	Total Stock- holder’s Equity
Balance, December 31, 2010	517,107	$195,445	$11,117,328	$285,435	$(234,190)	$(128,984)	$25,636	$11,260,670
Comprehensive income	—	—	—	—	31,417	557,067	39,047	627,531
Stock issued in connection with employee benefit and incentive compensation plans	—	—	(467)	—	—	—	—	(467)
Dividend to noncontrolling interest	—	—	—	—	—	—	(39,552)	(39,552)
Dividends paid on preferred stock	—	—	—	—	—	(7,300)	—	(7,300)
Balance, June 30, 2011	517,107	$195,445	$11,116,861	$285,435	$(202,773)	$420,783	$25,131	$11,840,882

	Common Shares Outstanding	Preferred Stock	Common Stock	Accumulated Other Comprehensive Loss	Retained Earnings (Deficit)	Total Stockholder’s Equity
Balance, December 31, 2011	520,307	$195,445	$12,213,484	$(46,718)	$233,952	$12,596,163
Comprehensive income	—	—	—	31,521	412,714	444,235
Stock issued in connection with employee benefit and incentive compensation plans	—	—	(1,543)	—	—	(1,543)
Dividends paid on preferred stock	—	—	—	—	(7,300)	(7,300)
Balance, June 30, 2012	520,307	$195,445	$12,211,941	$(15,197)	$639,366	$13,031,555

See accompanying notes to unaudited consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six-Month Period Ended June 30,
	2012	2011
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interest	$412,714	$596,114
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	210,800	580,916
Deferred taxes	57,953	74,273
Depreciation and amortization	69,488	213,518
Net amortization/accretion of investment securities and loan premiums and discounts	57,365	(83,438)
Net gain on sale of loans	(23,609)	(6,095)
Net gain on sale of investment securities	(76,532)	(81,924)
Loss on debt extinguishments	6,639	6,142
Net loss on real estate owned and premises and equipment	340	5,842
Stock-based compensation	(1,543)	1,647
Remittance to Santander for stock-based compensation	—	(2,206)
Equity earnings from equity method investments	(263,898)	6,068
Dividends from equity method investments	214,389	—
Origination of loans held for sale, net of repayments	(1,604,963)	(475,899)
Proceeds from sales of loans held for sale	1,569,395	524,890
Net change in:
Accrued interest receivable	(3,686)	18,150
Other assets and bank owned life insurance	(5,330)	(178,861)
Other liabilities	96,321	185,306
Other	(3,195)	(2,953)
Net cash provided by operating activities	712,648	1,381,490

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available-for-sale investment securities	$2,914,865	$3,707,603
Proceeds from prepayments and maturities of available-for-sale investment securities	1,859,226	2,050,601
Purchases of available-for-sale investment securities	(4,053,561)	(4,992,567)
Net change in other investments	(436,367)	60,591
Net change in restricted cash	(363,360)	118,481
Proceeds from sales of loans held for investment	149,464	—
Purchase of loans held for investment	(1,216,825)	(2,136,528)
Net change in loans other than purchases and sales	(875,558)	(54,557)
Proceeds from sales of real estate owned and premises and equipment	38,476	36,118
Purchases of premises and equipment	(72,147)	(84,887)
Net cash used in investing activities	(2,055,787)	(1,295,145)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	$920,900	$4,582,782
Net change in wholesale borrowings	2,384,780	(1,045,442)
Net proceeds from senior notes, subordinated notes and credit facility	314,905	10,300,117
Repayments of borrowings and other debt obligations	(1,754,825)	(11,441,896)
Net change in advance payments by borrowers for taxes and insurance	17,139	14,854
Cash dividends paid to preferred stockholders	(7,300)	(7,300)
Cash dividends paid to noncontrolling interest	—	(65,328)
Net cash provided by financing activities	1,875,599	2,337,787

NET CHANGE IN CASH AND CASH EQUIVALENTS	532,460	2,424,132
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,623,963	1,705,895
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,156,423	$4,130,027

SUPPLEMENTAL DISCLOSURE
Net income taxes (received) / paid	$(21,976)	$698,962
Interest paid	$430,577	$679,843

NON-CASH TRANSACTIONS
Foreclosed real estate	$21,067	$76,215
Other repossessed assets	$—	$810,425
Receipt of available for sale mortgage backed securities in exchange for mortgage loans held for sale	$459,453	$588,755
Dividends declared	$—	$8,224

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
Accounting Policies
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
As of January 1, 2012, the Company elected to account for its existing portfolio of residential mortgage loan servicing rights (RMSRs) at fair value. See further discussion in Note 14. There have been no other significant changes to the Company's accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2011, except for the changes discussed in Note 2.
Reclassifications

In the first quarter of 2012, the Company reclassified amounts related to equity investments of $2.8 million from "Other Expenses" to "Fees and Other Income" in the March 31, 2011 Consolidated Statement of Comprehensive Income. This reclassification had no effect on any other consolidated financial statement.

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
(Unaudited)

(1) BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

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

As a result, the Company's ownership interest was reduced to approximately 65% and its power to direct the activities that most significantly impact SCUSA's economic performance was reduced so that the Company no longer has a controlling interest in SCUSA.  Accordingly, SCUSA was deconsolidated on December 31, 2011, and is accounted for as an equity method investment.

Subsequent Events

The Company evaluated events from June 30, 2012, the date of the consolidated financial statements, through the issuance of these consolidated financial statements and have determined that there have been no material subsequent events.

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
In September 2011, the FASB issued ASU 2011-08, an update to ASC 350, “Intangibles — Goodwill and Other”. The amendments to the ASU permits companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as basis for determining whether it is necessary to perform the two-step impairment test. The amendments to ASC 350 were effective beginning January 1, 2012 for the Company. The implementation of this guidance did not have a significant impact on the Company’s financial position or results of operations.
In December 2011, the FASB issued ASU 2011-11, an update to ASC 210, "Balance Sheet", which requires entities to disclose both gross information and net information about both financial instruments and transactions eligible for offset in the statement of financial position and transactions subject to an agreement similar to a master netting arrangement. The amendment is designed to enhance disclosures about the financial instruments and derivatives, which will allow the users of an entity's financial statements to evaluate the effect of netting arrangements on an entity's financial position. The scope includes derivatives, repurchase agreements and security borrowings. The amendments to ASC 210 are effective for interim and annual periods beginning January 1, 2013 for the Company, and should be applied retrospectively to the beginning of the first annual period presented. The Company does not expect the implementation of this guidance to have a significant impact on its financial position or results of operations.
In July 2012, the FASB issued ASU 2012-02, an update to ASC 350, "Intangibles-Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment". This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired as the basis for determining whether it is necessary to perform the two-step impairment test. The amendments to the ASC are effective January 1, 2013 and are to be applied prospectively. The implementation of this guidance is not expected to have any impact on the Company’s financial position or results of operations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3) INVESTMENT SECURITIES
The following tables present the composition and fair value of investment securities available-for-sale at the dates indicated:

	June 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
Investment securities:
U.S. Treasury and government agency securities	$8,994	$—	$—	$8,994
Debentures of FHLB, FNMA, and FHLMC	19,577	423	—	20,000
Corporate debt securities	2,318,092	38,728	(22,363)	2,334,457
Asset-backed securities	1,788,818	5,799	(14,166)	1,780,451
Equity securities	5,020	13	—	5,033
State and municipal securities	1,631,763	55,947	(3,480)	1,684,230
Mortgage-backed securities:
U.S. government agencies	5,649,066	61,027	(7,515)	5,702,578
FHLMC and FNMA debt securities	3,763,789	68,492	(63)	3,832,218
Non-agency securities	250	1	—	251
Total investment securities available-for-sale	$15,185,369	$230,430	$(47,587)	$15,368,212

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
Investment securities:
U.S. Treasury and government agency securities	$44,070	$20	$—	$44,090
Debentures of FHLB, FNMA, and FHLMC	19,482	518	—	20,000
Corporate debt securities	2,070,255	16,249	(36,984)	2,049,520
Asset-backed securities	2,639,397	8,191	(7,298)	2,640,290
State and municipal securities	1,735,465	53,013	(3,700)	1,784,778
Mortgage-backed securities:
U.S. government agencies	3,904,933	50,049	(4,022)	3,950,960
FHLMC and FNMA debt securities	5,012,584	77,822	(1,760)	5,088,646
Non-agency securities	290	2	—	292
Total investment securities available-for-sale	$15,426,476	$205,864	$(53,764)	$15,578,576

As of June 30, 2012 and December 31, 2011, the Company had investment securities available-for-sale with an estimated fair value of $6.7 billion and $3.6 billion, respectively, pledged as collateral which was made up of the following: $2.1 billion and $1.9 billion, respectively, were pledged to secure Public Fund deposits, $4.2 billion and $1.3 billion, respectively, were pledged at various brokers to secure repurchase agreements as well as support hedging relationships and $359.7 million and $431.4 million, respectively, were pledged to secure the Bank's customer overnight sweep product.

In May 2012, the Company sold $918.7 million of FHLMC and FNMA mortgage-backed debt securities for a gain of $40.0 million. The Company used the specific identification method to determine the cost of the securities sold and the gain recognized.

The state and municipal bond portfolio consists of general obligation bonds of states, cities, counties and school districts. The portfolio has a weighted average underlying credit risk rating of AA-. The largest geographic concentrations of the state and local municipal bonds are in California, Texas and Florida which represented 20%, 17%, 16%, respectively, of the total portfolio. No other state had more than 10% of the total portfolio.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3) INVESTMENT SECURITIES (continued)
Contractual maturities of the Company’s investment securities available-for-sale at June 30, 2012 are as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$600,763	$600,878
Due after 1 within 5 years	2,106,080	2,133,821
Due after 5 within 10 years	751,587	733,929
Due after 10 years/ no maturity	11,726,939	11,899,584
Total	$15,185,369	$15,368,212

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.
The following tables disclose the aggregate amount of unrealized losses as of June 30, 2012 and December 31, 2011 on securities in the Company’s investment portfolio classified according to the amount of time that those securities have been in a continuous loss position:

	At June 30, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

Corporate debt securities	$378,098	$(13,769)	$178,530	$(8,594)	$556,628	$(22,363)
Asset-backed securities	270,633	(1,169)	220,846	(12,997)	491,479	(14,166)
State and municipal securities	207,098	(3,480)	—	—	207,098	(3,480)
Mortgage-backed securities:
U.S. government agencies	1,417,212	(7,515)	—	—	1,417,212	(7,515)
FHLMC and FNMA debt securities	360	(7)	4,339	(56)	4,699	(63)
Total investment securities available-for-sale	$2,273,401	$(25,940)	$403,715	$(21,647)	$2,677,116	$(47,587)

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

The Company continuously evaluates its investment strategies in light of changes in the regulatory environment that could have an impact on capital and liquidity. Based on this evaluation, it is reasonably possible the Company may elect to pursue other strategies relative to its remaining investment securities portfolio.

Management evaluates all securities for other-than-temporary impairment on at least a quarterly basis. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value and (4) the ability to collect the future expected cash flows. Key assumptions utilized to forecast expected cash flows include loss severity, expected cumulative loss percentage, cumulative loss percentage to date, weighted average FICO and weighted average LTV, or rating/scoring, as applicable.

Management has concluded that the unrealized losses on its investment securities (which totaled 89 individual securities at June 30, 2012) are temporary in nature since (1) they are not related to the underlying credit quality of the issuers, (2) the principal and interest on these securities are from investment grade issuers, (3) the Company does not intend to sell these investments, and (4) it is more likely than not that the Company will not be required to sell the investments before recovery of the amortized cost basis, which may be maturity. There were no investments with unrealized losses that were deemed to be other than temporary in nature.

In November 2011, the Company sold the majority of its non-agency mortgage backed securities portfolio. Prior to the sale, the Company held investments in these non-agency mortgage backed securities for which the Company did not expect to collect the entire scheduled principal.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3) INVESTMENT SECURITIES (continued)

The following table displays changes in credit losses for those non-agency mortgage backed securities securities recognized in earnings for the six-month period ended June 30, 2011.

Six-Month Period Ended June 30, 2011

Cumulative credit loss recognized on non-agency securities at the beginning of the period	$210,919
Cumulative reduction as of the beginning of the period for accretion into interest income for the expected increase in cash flow on certain non-agency securities	(9,631)
Current period accretion into interest income for the expected increase in cash flow on certain non-agency securities	(6,342)
Additions for amount related to credit loss for which an other-than-temporary impairment was not previously recognized	—
Reductions for securities sold during the period	(68,442)
Additional increases to credit losses for previously recognized other-than-temporary impairment charges when the entity does not intend to sell the security	325
Net cumulative credit loss recognized on non-agency securities as of the end of the period	126,829
Reductions for increases in cash flows expected to be collected and recognized over the remaining life of securities	(31,685)
Projected ending balance of the amount related to credit losses on debt securities at the end of the period for which a portion of an other-than-temporary impairment was recognized in other comprehensive income	$95,144

Proceeds from sales of investment securities and the realized gross gains and losses from those sales are as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Proceeds from the sales of investment securities	$1,419,035	$1,789,912	$2,914,865	$3,707,603

Gross realized gains	$60,988	$20,387	77,461	82,379
Gross realized losses	—	—	(929)	(130)
Net realized gains	$60,988	$20,387	$76,532	$82,249

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES
The following table presents the composition of the gross loans held for investment portfolio by type of loan and by fixed and variable rates at the dates indicated:

	June 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial loans held for investment:
Commercial real estate loans	$10,332,661	19.7%	$10,553,174	20.6%
Commercial and industrial loans	12,738,174	24.3%	11,084,292	21.6%
Multi-family loans	7,151,608	13.6%	7,100,620	13.8%
Other	1,530,899	2.9%	1,151,107	2.2%
Total commercial loans held for investment	31,753,342	60.5%	29,889,193	58.2%
Consumer loans secured by real estate:
Residential mortgages	11,170,363	21.3%	11,285,550	22.0%
Home equity loans and lines of credit	6,797,463	12.9%	6,868,939	13.4%
Total consumer loans secured by real estate	17,967,826	34.2%	18,154,489	35.4%
Consumer loans not secured by real estate
Auto loans	506,743	1.0%	958,345	1.9%
Other	2,265,114	4.3%	2,305,353	4.5%
Total consumer loans	20,739,683	39.5%	21,418,187	41.8%
Total loans held for investment (1)	$52,493,025	100.0%	$51,307,380	100.0%
Total loans held for investment:
Fixed rate	$25,262,444	48.1%	$26,280,371	51.2%
Variable rate	27,230,581	51.9%	25,027,009	48.8%
Total loans held for investment (1)	$52,493,025	100.0%	$51,307,380	100.0%

(1)
Total loans held for investment includes deferred loan origination costs, net of deferred loan fees and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net decrease in loan balances of $94.0 million and $106.0 million as of June 30, 2012 and December 31, 2011, respectively.

Loans pledged as collateral for borrowings totaled $38.4 billion at June 30, 2012 and $32.5 billion at December 31, 2011.

At June 30, 2012 and December 31, 2011, there was $137.5 million and $136.6 million of loan accrued interest.

The entire loans held for sale portfolio at June 30, 2012 and December 31, 2011 consists of fixed rate residential mortgages. The balance at June 30, 2012 was $429.4 million compared to $352.5 million at December 31, 2011.

On March 9, 2012, Santander transferred $374.0 million of commercial loans to the Company. In accordance with ASC 805, the loans and corresponding allowance were transferred at their carrying value.

On March 30, 2012, the Company purchased $273.9 million of multi-family loans.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The following table presents the activity in the allowance for credit losses for the periods indicated:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Allowance for loan losses, beginning of period	$1,082,014	$2,207,347	$1,083,492	$2,197,450
Allowance recorded as part of loans transferred from Santander	—	—	3,341	—
Charge-offs:
Commercial	88,893	143,340	184,108	255,679
Consumer secured by real estate	37,705	38,998	74,074	68,065
Consumer not secured by real estate(2)	24,051	163,776	49,420	352,755
Total charge-offs	150,649	346,114	307,602	676,499
Recoveries:
Commercial	6,400	12,811	20,558	19,711
Consumer secured by real estate	1,215	1,268	4,355	2,411
Consumer not secured by real estate(2)	8,821	67,514	19,072	143,206
Total recoveries	16,436	81,593	43,985	165,328
Charge-offs, net of recoveries	134,213	264,521	263,617	511,171
Provision for loan losses (1)(2)	107,700	284,147	232,285	540,694
Allowance for loan losses, end of period	$1,055,501	$2,226,973	$1,055,501	$2,226,973
Reserve for unfunded lending commitments, beginning of period	$235,000	$351,846	$256,485	$300,621
(Release of)/ provision for unfunded lending commitments (1)	—	(11,003)	(21,485)	40,222
Reserve for unfunded lending commitments, end of period	$235,000	$340,843	$235,000	$340,843
Total allowance for credit losses, end of period	$1,290,501	$2,567,816	$1,290,501	$2,567,816

(1)
The Company defines the provision for credit losses on the Consolidated Statement of Comprehensive Income as the sum of the total provision for loan losses and provision for unfunded lending commitments.

(2)
On December 31, 2011, the Company deconsolidated SCUSA as a result of certain agreements with investors entered into during the fourth quarter 2011.   See further discussion on the SCUSA Transaction in Note 1. The activity in the three-month and six-month periods of 2012 does not include SCUSA activity.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)
The following table presents the composition of non-performing assets at the dates indicated:

	June 30, 2012	December 31, 2011
	(in thousands)
Non-accrual loans:
Commercial:
Commercial real estate	$335,959	$459,692
Commercial and industrial	174,215	213,617
Multi-family	52,247	126,738
Total commercial loans	562,421	800,047
Consumer:
Residential mortgages	439,624	438,461
Consumer loans secured by real estate	107,818	108,075
Consumer loans not secured by real estate	14,370	12,883
Total consumer loans	561,812	559,419
Total non-accrual loans	1,124,233	1,359,466
Other real estate owned	87,550	103,026
Other repossessed assets	3,779	5,671
Total other real estate owned and other repossessed assets	91,329	108,697
Total non-performing assets	$1,215,562	$1,468,163

Impaired loans are generally defined as all Troubled Debt Restructurings (“TDRs”) plus commercial non-accrual loans in excess of $1.0 million.
Impaired loans are summarized as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
Impaired loans with a related allowance	$1,012,140	$1,118,591
Impaired loans without a related allowance	223,382	269,677
Total impaired loans	$1,235,522	$1,388,268
Allowance for loan losses reserved for impaired loans	$293,182	$252,556

Loans Acquired With Deteriorated Credit Quality

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

A rollforward of Company's consolidation of SCUSA's nonaccretable difference and accretable yield on loans accounted for under Section 310-30 is shown below for the six-month period ended June 30, 2011:

	Contractual Receivable Amount	Nonaccretable Yield	Accretable Premium/(Yield)	Carrying Amount
	(in thousands)
Balance, beginning of period December 31, 2010	$9,147,004	$(966,463)	$210,459	$8,391,000
Customer repayments	(1,992,112)	—	—	(1,992,112)
Charge-offs	(155,030)	155,030	—	—
Accretion of loan discount	—	—	(85,920)	(85,920)
Transfers between nonaccretable and accretable yield	—	47,616	(47,616)	—
Settlement adjustments	10,288	(2,279)	(262)	7,747
Balance, end of period June 30, 2011	$7,010,150	$(766,096)	$76,661	$6,320,715

On December 31, 2011, the Company deconsolidated SCUSA as a result of certain agreements with investors entered into during the fourth quarter 2011.   See further discussion on the SCUSA Transaction in Note 1. Any remaining balances related to the preceding purchased-impaired loans were deconsolidated from SHUSA on December 31, 2011. As of December 31, 2011 and June 30, 2012, the Company does not have any significant loan balances or loan portfolios that are accounted for under ASC Section 310-30.

Portfolio segments and classes

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)
The activity in the allowance for loan losses by portfolio segment for the three-month and six-month periods ended June 30, 2012 and 2011 was as follows (in thousands):

	Three-Month Period Ended June 30, 2012
	Commercial	Consumer	Unallocated	Total

Allowance for loan losses, beginning of period	$722,516	$352,786	$6,712	$1,082,014
Allowance recorded as part of loans transferred from Santander	—	—	—	—
Provision for loan losses	16,860	56,477	34,363	107,700
Charge-offs	(88,893)	(61,756)	—	(150,649)
Recoveries	6,400	10,036	—	16,436
Charge-offs, net of recoveries	(82,493)	(51,720)	—	(134,213)
Allowance for loan losses, end of period	$656,883	$357,543	$41,075	$1,055,501

	Six-Month Period Ended June 30, 2012
	Commercial	Consumer	Unallocated	Total

Allowance for loan losses, beginning of period	$766,865	$292,816	$23,811	$1,083,492
Allowance recorded as part of loans transferred from Santander	3,341	—	—	3,341
Provision for loan losses	50,227	164,794	17,264	232,285
Charge-offs	(184,108)	(123,494)	—	(307,602)
Recoveries	20,558	23,427	—	43,985
Charge-offs, net of recoveries	(163,550)	(100,067)	—	(263,617)
Allowance for loan losses, end of period	$656,883	$357,543	$41,075	$1,055,501
Ending balance, individually evaluated for impairment	$147,746	$145,436	$—	$293,182
Ending balance, collectively evaluated for impairment	509,137	212,107	41,075	762,319
Financing receivables:
Ending balance	$31,753,342	$21,169,126	$—	$52,922,468
Ending balance, evaluated at fair value	—	429,443	—	429,443
Ending balance, individually evaluated for impairment	622,598	612,923	—	1,235,521
Ending balance, collectively evaluated for impairment	31,130,744	20,126,760	—	51,257,504

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Three-Month Period Ended June 30, 2011
	Commercial	Consumer	Unallocated	Total

Allowance for loan losses, beginning of period	$879,989	$1,301,907	$25,451	$2,207,347
Provision for loan losses	96,600	180,186	7,361	284,147
Charge-offs	(143,340)	(202,775)	—	(346,115)
Recoveries	12,811	68,783	—	81,594
Charge-offs, net of recoveries	(130,529)	(133,992)	—	(264,521)
Allowance for loan losses, end of period	$846,060	$1,348,101	$32,812	$2,226,973

	Six-Month Period Ended June 30, 2011
	Commercial	Consumer	Unallocated	Total

Allowance for loan losses, beginning of period	$905,786	$1,275,982	$15,682	$2,197,450
Provision for loan losses	176,242	347,322	17,130	540,694
Charge-offs	(255,679)	(420,820)	—	(676,499)
Recoveries	19,711	145,617	—	165,328
Charge-offs, net of recoveries	(235,968)	(275,203)	—	(511,171)
Allowance for loan losses, end of period	$846,060	$1,348,101	$32,812	$2,226,973
Ending balance, individually evaluated for impairment	273,287	167,859	—	441,146
Ending balance, collectively evaluated for impairment	572,773	1,069,142	32,812	1,674,727
Purchased impaired loans	—	111,100	—	111,100

Financing receivables:
Ending balance	$29,248,434	$36,911,395	$—	$66,159,829
Ending balance, evaluated at fair value	—	110,466	—	110,466
Ending balance, individually evaluated for impairment	1,042,005	960,435	—	2,002,440
Ending balance, collectively evaluated for impairment	28,206,429	29,581,343	—	57,787,772
Purchased impaired loans	—	6,259,151	—	6,259,151

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Non-accrual loans disaggregated by class of financing receivables are summarized as follows:

	June 30, 2012	December 31, 2011
	(in thousands)
Non-accrual loans:
Commercial:
Corporate banking	$226,141	$304,309
Middle market commercial real estate	129,520	167,446
Continuing care retirement communities	122,914	198,131
Santander real estate capital	82,266	127,537
Remaining commercial	1,580	2,624
Total commercial loans	562,421	800,047
Consumer:
Home mortgages	439,624	438,461
Self-originated home equity	64,596	64,481
Indirect auto	2,219	3,062
Indirect purchased	3,520	2,005
Remaining consumer	51,853	51,410
Total consumer loans	561,812	559,419
Total non-accrual loans	$1,124,233	$1,359,466

Delinquencies disaggregated by class of financing receivables are summarized as follows as of June 30, 2012:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables (1)	Recorded Investment > 90 Days and Accruing
	(in thousands)
Commercial:
Corporate banking	$63,918	$31,284	$133,404	$228,606	$17,175,765	$17,404,371	$—
Middle market commercial real estate	24,073	4,770	82,040	110,883	3,605,995	3,716,878	—
Continuing care retirement communities	—	—	86,840	86,840	233,955	320,795	—
Santander real estate capital	17,595	3,229	36,305	57,129	9,289,576	9,346,705	—
Remaining commercial	2,151	419	1,100	3,670	960,923	964,593	—
Consumer:
Home mortgages	196,213	95,338	439,624	731,175	10,868,177	11,599,352	—
Self-originated home equity	33,572	12,261	64,596	110,429	6,348,381	6,458,810	—
Indirect auto	30,005	7,608	2,219	39,832	417,915	457,747	—
Indirect purchased	8,665	4,246	3,520	16,431	1,626,285	1,642,716	—
Credit cards	1,654	1,105	3,158	5,917	183,581	189,498	3,158
Remaining consumer	15,795	12,484	51,853	80,132	740,871	821,003	—
Total	$393,641	$172,744	$904,659	$1,471,044	$51,451,424	$52,922,468	$3,158

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Impaired loans disaggregated by class of financing receivables, excluding purchased impaired loans, are summarized as follows:

June 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Specific Reserves	Average Recorded Investment
	(in thousands)
With no related allowance recorded:
Commercial:
Corporate banking	$63,467	$78,677	$—	$53,053
Middle market commercial real estate	72,529	73,947	—	77,317
Continuing care retirement communities	45,463	45,463	—	46,180
Santander real estate capital	29,913	30,921	—	26,818
Remaining commercial	12,010	12,010	—	14,534
Consumer:
Self-originated home equity	—	—	—	19,161
Remaining consumer	—	—	—	9,468
With an allowance recorded:
Commercial:
Corporate banking	129,555	162,648	61,808	166,493
Middle market commercial real estate	96,215	129,163	19,534	114,165
Continuing care retirement communities	95,593	193,018	38,408	132,574
Santander real estate capital	77,028	89,816	27,868	97,066
Remaining commercial	825	1,410	128	1,392
Consumer:
Home mortgages	543,315	567,774	134,814	518,873
Self-originated home equity	43,311	44,043	3,494	21,656
Indirect auto
Credit cards	6,971	6,971	3,103	3,486
Remaining consumer	19,327	20,283	4,025	9,664
Total:
Commercial	$622,598	$817,073	$147,746	$729,592
Consumer	612,924	639,071	145,436	582,308
Total	$1,235,522	$1,456,144	$293,182	$1,311,900

The Company recognized interest income of $11.1 million on approximately $588.6 million of TDRs that were returned to performing status as of June 30, 2012.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

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
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

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

The Company places consumer loans, excluding certain auto loans and credit card loans, on non-performing status at 90 days delinquent. For the majority of auto loans, the Company places them on non-performing status at 90 days delinquent. Credit cards remain performing until they are 180 days delinquent, at which point they are charged-off and all interest is removed from interest income.

Regulatory classifications by class of financing receivables are summarized as follows:

June 30, 2012	Corporate banking	Middle market commercial real estate	Continuing care retirement communities	Santander real estate capital	Remaining commercial	Total
	(in thousands)
Regulatory Rating:
Pass	$16,184,695	$2,667,255	$73,985	$8,718,223	$921,343	$28,565,501
Special Mention	513,383	604,091	38,198	434,842	18,820	1,609,334
Substandard	638,807	366,289	106,381	145,481	24,430	1,281,388
Doubtful	67,486	79,243	102,231	48,159	—	297,119
Total commercial loans	$17,404,371	$3,716,878	$320,795	$9,346,705	$964,593	$31,753,342

December 31, 2011	Corporate banking	Middle market commercial real estate	Continuing care retirement communities	Santander real estate capital	Remaining commercial	Total
	(in thousands)
Regulatory Rating:
Pass	$13,907,745	$2,625,160	$186,914	$8,750,869	$921,325	$26,392,013
Special Mention	531,205	639,258	29,480	284,757	38,293	1,522,993
Substandard	690,303	485,994	10,460	228,210	104,802	1,519,769
Doubtful	115,107	103,908	3,091	34,126	198,186	454,418
Total commercial loans	$15,244,360	$3,854,320	$229,945	$9,297,962	$1,262,606	$29,889,193

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer credit quality disaggregated by class of financing receivables is summarized as follows:

June 30, 2012	Home mortgages	Self-originated home equity	Indirect auto	Indirect purchased	Credit cards	Remaining consumer	Total(1)
	(in thousands)
Performing	$11,159,728	$6,394,214	$455,528	$1,639,196	$189,498	$769,150	$20,607,314
Non-performing	439,624	64,596	2,219	3,520	—	51,853	561,812
Total consumer loans	$11,599,352	$6,458,810	$457,747	$1,642,716	$189,498	$821,003	$21,169,126

December 31, 2011	Home mortgages	Self-originated home equity	Indirect auto	Indirect purchased	Credit cards	Remaining consumer	Total(1)
	(in thousands)
Performing	$11,198,116	$6,440,001	$758,528	$1,830,293	$187,995	$796,306	$21,211,239
Non-performing	438,461	64,481	3,062	2,005	—	51,410	559,419
Total consumer loans	$11,636,577	$6,504,482	$761,590	$1,832,298	$187,995	$847,716	$21,770,658

(1)	Financing Receivables includes loans held for sale.

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

The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

	June 30, 2012	December 31, 2011
	(in thousands)
Performing	$588,619	$527,646
Non-performing	286,469	217,255
Total	$875,088	$744,901

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

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

Consumer Loan TDRs
The primary modification program for the Company’s home mortgage and self-originated home equity portfolios is a proprietary program designed to keep customers in their homes, and when appropriate, prevent them from entering into foreclosure. The program is available to all customers facing a financial hardship regardless of their delinquency status. The main goal of the modification program is to review the customer’s entire financial condition to ensure that the proposed modified payment solution is affordable according to a specific debt-to-income ratio (“DTI”) range. The main modification benefits of the program allow for a limit on accrued interest charged; term extensions; interest rate reductions; or deferment of principal. The Company will review each customer on a case-by-case basis to determine which benefit or combination of benefits will be offered to achieve the target DTI range.
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
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

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
The following tables detail the activity of TDRs for the three-month and six-month periods ended June 30, 2012.

	Three-Month Period Ended June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment (1)	Post-Modification Outstanding Recorded Investment (2)
Commercial:
Middle market commercial real estate	2	$12,696	$12,103
Continuing care retirement communities	1	20,002	9,280
Santander real estate capital	—	—	—
Remaining commercial	3	35,996	33,576
Consumer:
Home mortgages(3)	159	33,259	33,401
Self-originated home equity	32	3,220	3,310
Total	197	$105,173	$91,670

	Six-Month Period Ended June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment (1)	Post-Modification Outstanding Recorded Investment (2)
Commercial:
Middle market commercial real estate	3	$36,696	$36,103
Continuing care retirement communities	2	33,664	21,423
Santander real estate capital	1	5,439	5,439
Remaining commercial	7	43,845	50,971
Consumer:
Home mortgages (3)	304	69,765	69,439
Self-originated home equity	84	8,265	8,355
Total	401	$197,674	$191,730

(1)	Pre-Modification Outstanding Recorded Investment amount is the month-end balance prior to the month the modification occurred. Dollars in thousands.

(2)	Post-Modification Outstanding Recorded Investment amount is the month-end balance for the month that the modification occurred. Dollars in thousands.

(3)	The Post-Modification Outstanding Recorded Investment amounts for home mortgages exclude interest reserves.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The following table details TDRs that were modified for during the past twelve-month period and have subsequently defaulted during the three-month and six-month periods ended June 30, 2012.

	Three-Month Period Ended June 30, 2012
	Number of Contracts	Recorded Investment (1)
Consumer:
Home mortgages	3	$1,497
Self-originated home equity	1	47
Total	4	$1,544

	Six-Month Period Ended June 30, 2012
	Number of Contracts	Recorded Investment (1)
Consumer:
Home mortgages	4	$1,520
Self-originated home equity	1	47
Total	5	$1,567

(1)	The recorded investment represents the period-end balance at June 30, 2012. Dollars in thousands.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5) VARIABLE INTEREST ENTITIES

The Company, in the normal course of business, engages in a variety of activities that involve Variable Interest Entities (VIEs), which are legal entities that lack sufficient equity to finance their activities, or the equity investors of the entities as a group lack any of the characteristics of a controlling interest. The primary beneficiary of a VIE is generally the enterprise that has both the power to direct the activities most significant to the economic performance of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. The Company evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and should consolidate the entity based on the variable interests it held both at inception and when there is a change in circumstances that requires a reconsideration. If the Company is determined to be the primary beneficiary of a VIE, it must account for the VIE as a consolidated subsidiary. If the Company is determined not to be the primary beneficiary of a VIE but holds a variable interest in the entity, such variable interests are accounted for under the equity method of accounting or other accounting standards as appropriate.

The Company does not have any involvement with VIEs for which it is considered the primary beneficiary. The following tables provide a summary of the assets and liabilities included in the Company's unaudited Consolidated Financial Statements, as well as the components of its maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which the Company holds an interest, but is not the primary beneficiary, to the VIE at June 30, 2012, and December 31, 2011:

			Maximum Exposure
	Carrying	Carrying	Investment
	Amount of	Amount of	in
June 30, 2012	Assets(1)	Liabilities(1)	Equity	Commitments	Total
	(in thousands)
Low income housing partnerships	$73,561	$—	$73,561	$—	$73,561
New market partnerships	47,575	—	47,575	154	47,729
Total	$121,136	$—	$121,136	$154	$121,290

			Maximum Exposure
	Carrying	Carrying	Investment
	Amount of	Amount of	in
December 31, 2011	Assets(1)	Liabilities(1)	Equity	Commitments	Total
	(in thousands)
Low income housing partnerships	$88,600	$—	$88,600	$—	$88,600
New market partnerships	67,802	—	67,802	167	67,969
Total	$156,402	$—	$156,402	$167	$156,569

(1) Amount represents the carrying value of the VIE's assets and liabilities on the Company's consolidated financial statements which are classified within Equity Method Investments on the Consolidated Balance Sheet.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5) VARIABLE INTEREST ENTITIES (continued)

The Company makes certain equity investments in various limited partnerships which are considered VIEs that invest in and lend to affordable housing designated real estate properties which qualify for Federal tax credits under the Low Income Housing Tax Credit and New Market Tax Credit programs. The Company acts only in a limited partnership capacity in connection with these partnerships such that the Company has determined that it is not the primary beneficiary of these partnerships because it does not have the power to direct the activities of the partnership that most significantly impact the partnership's economic performance.

The Company's risk of loss is limited to its investment in these partnerships, which totaled $121.3 million and $156.6 million at June 30, 2012 and December 31, 2011, respectively, plus future cash obligations that the Company is committed to the partnerships totaling $154 thousand at June 30, 2012. The Company does not provide financial or other support to the partnerships that is not contractually required.

The aggregate amount of the assets and liabilities held by the VIE's was approximately $700 million and $290 million at June 30, 2012 and December 31, 2011, respectively. Aggregate assets and aggregate liabilities are based on limited availability of financial information associated with certain partnerships.

As part of previously reported mergers and as part of transactions initiated by the Company, the Company has several home equity loans securitizations ("securitizations"). These home equity securitizations are considered VIEs because the holders of the equity investment at risk, including the Company, do not have any obligation to absorb credit losses on the loans within the securitizations. Therefore, the Company has determined that it is not the primary beneficiary of the securitizations. As of June 30, 2012 and December 31, 2011, the Company had $4.2 million and $4.2 million, respectively of receivables related to advances made by the Company on behalf of the securitizations. The Company does not hold any other assets or liabilities related to the securitizations. The total principal amount of securitized home equity loans was $51.2 million and $55.1 million as of June 30, 2012 and December 31, 2011, respectively. As of June 30, 2012, the portion of principal 90 days past due was $4.5 million and net credit losses were $0.9 million. As of December 31, 2011, the portion of principal 90 days past due was $3.1 million and net credit losses were $1.2 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6) GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill totaled $2.3 billion in the Retail banking segment and $1.2 billion in the Corporate banking segment at June 30, 2012. There were no additions or impairments to goodwill in 2012 or 2011. No impairment indicators were noted since the annual review on December 31, 2011, and as such, no impairment test has been performed. The Company will perform its next annual goodwill impairment test at December 31, 2012 unless circumstances require an earlier impairment test.
The following table details amounts related to the Company's finite-lived intangible assets as of June 30, 2012 and December 31, 2011.

	June 30, 2012		December 31, 2011
	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
	(in thousands)
Core deposit intangibles	$61,407	$177,693	$79,389	$159,711
Purchased credit card relationships (“PCCR”)	8,340	5,864	9,636	4,568
Operating lease agreements	9,351	6,354	10,146	5,558
Total	$79,098	$189,911	$99,171	$169,837

Intangible assets decreased as a result of normal amortization. Amortization expense on intangible assets for the three-month and six-month periods ended June 30, 2012 was $9.4 million and $20.1 million, respectively. Amortization expense on intangible assets for the three-month and six-month periods ended June 30, 2011 was $16.1 million and $29.9 million, respectively.

The Company does not have any indefinite-lived intangible assets.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7) MORTGAGE SERVICING RIGHTS
At June 30, 2012 and December 31, 2011, the Company serviced residential real estate loans for others totaling $13.6 billion and $13.7 billion, respectively. The Company elected on January 1, 2012 to account for residential mortgage servicing rights ("RMSRs") using the fair value option, and accordingly, eliminated the valuation allowance at that time. Subsequent changes in fair value are recorded through the Consolidated Statements of Comprehensive Income. The carrying value of the RMSRs based on the fair value option at June 30, 2012 was $95.5 million. The carrying value of RMSRs at December 31, 2011 based on the amortization method was $91.3 million. See further discussion on the valuation of the RSMRs in Note 14.
For the three-month and six-month periods ended June 30, 2012, the Company recorded net changes in fair value of RMSRs totaling $(21.0) million and $(19.2) million, respectively, representing both “amortization” reflecting actual payments and changes in present value due to the passage of time and changes in assumptions primarily related to anticipated loan prepayment rates (CPR) . For the three-month period ended June 30, 2011, the Company recorded an impairment of $4.5 million on the RSMRs resulting primarily from changes in anticipated loan prepayment rates (CPR) due to changes residential mortgage rates at the time. The following table presents a summary of activity for the Company’s residential mortgage servicing rights.

	Six-Month Period Ended June 30,
	2012	2011
	(in thousands)
Gross book balance at beginning of period	$161,291	$173,549
Write-off of reserves	(70,040)	—
Mortgage servicing assets recognized	23,443	13,483
Amortization and permanent impairment	—	(17,746)
Change in fair value	(19,158)	—
Gross balance at end of period	95,536	169,286
Valuation allowance	—	(30,376)
Book balance at end of period	$95,536	$138,910

Prior to election of the fair value option, a valuation allowance was established for the excess of the cost of each residential mortgage servicing asset stratum over the estimated fair value. Consistent with the relatively significant valuation allowance at December 31, 2011, the carrying value of residential mortgage servicing rights was approximately equal to market. Activity in the valuation allowance for mortgage servicing rights for the six-month period ended June 30, 2012 and 2011 consisted of the following:

	Six-Month Period Ended June 30,
	2012	2011
	(in thousands)
Balance at beginning of period	$70,040	$27,525
Write-off of reserves	(70,040)	—
Net change in valuation allowance for mortgage servicing rights	—	2,851
Balance at end of period	$—	$30,376

Historically, the Company originated and sold multi-family loans in the secondary market to Fannie Mae while retaining servicing. The Company has not sold multi-family loans to Fannie Mae since 2009. At June 30, 2012 and December 31, 2011, the Company serviced $8.5 billion and $9.3 billion of loans for Fannie Mae, respectively. The Company had recorded servicing assets of $0.4 million at December 31, 2011. This servicing asset has been completely amortized during the second quarter of 2012. The Company recorded servicing asset amortization related to the multi-family loans sold to Fannie Mae of $0.2 million and $0.5 million for the three-month and six-month periods ended June 30, 2012 compared to $0.9 million and $3.1 million for the three-month and six-month periods ended June 30, 2011, respectively. The Company recorded multi-family servicing recoveries of $0.1 million for the three-month and six-month periods ended June 30, 2012 compared to $0.3 million and $4.7 million for the three-month and six-month periods ended June 30, 2011, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7) MORTGAGE SERVICING RIGHTS (continued)

Mortgage servicing fee income was $16.1 million and $28.1 million for the three-month and six-month periods ended June 30, 2012 compared to $12.9 million and $25.8 million for the corresponding periods ended June 30, 2011. The Company had gains/(losses) on the sale of mortgage loans and home equity loans of $8.9 million and $22.6 million for the three-month and six month periods ended June 30, 2012 compared to $(0.1) million and $5.2 million for the corresponding periods ended June 30, 2011.

(8) BORROWINGS AND OTHER DEBT OBLIGATIONS

On June 1, 2012, a subsidiary of SHUSA executed a financing agreement with third party lenders for a $160 million seven-year term loan due February 2, 2019 (the “Term Loan”). The subsidiary used the proceeds at closing to repay the outstanding balance under, and concurrently terminate, its existing $154.9 million loan with Santander. At closing, the existing debt had unamortized debt issuance costs which were recognized as a loss on debt extinguishment in the second quarter of 2012. Total fees and costs incurred related to the assumption of the Term Loan were $5.7 million which are being deferred and capitalized. The Term Loan bears interest an effective rate of 4.38%. The Term Loan contains customary financial and operating covenants and restrictions.
In June 2012, the 2.5% senior unsecured notes with the FDIC-guarantee under the TLG Program matured and were repaid by SHUSA in the amount of $250 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9) DERIVATIVES

The Company uses derivative instruments as part of the interest rate risk management process to manage risk associated with its financial assets and liabilities, its mortgage banking activities, and to assist the commercial banking customers with risk management strategies and for certain other market exposures. The Company hedges foreign currency exchange risk using cross currency swaps.

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

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their ISDA Master Agreements if the Company's ratings fall below investment grade; as of June 30, 2012 derivatives in this scenario had a fair value of $78.5 million. In the event of credit downgrades, the Company could be required to provide $8.5 million of additional collateral as of June 30, 2012. As a result of credit downgrades in April 2012, the Company was required to post additional collateral of $23.0 million as of April 30, 2012.

As of June 30, 2012, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) that were in a net liability position totaled $306.7 million. The Company had $353.0 million in cash and securities collateral posted to cover those positions as of June 30, 2012.

The fair value of all derivative balances are recorded within Other Assets and Other Liabilities on the Consolidated Balance Sheet. See Note 14 for discussion on the valuation methodology for derivative instruments.

Fair Value Hedges

The Company enters into cross currency swaps in order to hedge the Company's foreign currency exchange risk on certain Euro denominated investments. The Company includes all components of each derivatives gain or loss in the assessment of hedge effectiveness. The earnings impact of the ineffective portion of these hedges was not material for the three-month or six-month periods ended June 30, 2012. The last of the hedges is scheduled to expire in October 2017.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9) DERIVATIVES (continued)

The Company has historically entered into pay-variable, receive-fixed interest rate swaps to hedge changes in fair values of certain brokered certificate of deposits and certain debt obligations. At June 30, 2012, the Company had $19.2 million of deferred net after-tax losses on terminated derivative instruments that were hedging fair value changes. These losses will continue to be deferred in other liabilities and will be reclassified into interest expense over the remaining lives of the hedged assets and liabilities. During the three-month and six-month periods ended June 30, 2012, $1.5 million and $2.9 million of the losses were recognized in the Consolidated Statement of Comprehensive Income.

Cash Flow Hedges

The Company hedges exposures to changes in cash flows associated with forecasted interest payments on variable-rate liabilities, through the use of pay-fixed, receive variable interest rate swaps. The last of the hedges is scheduled to expire in August 2025. The Company includes all components of each derivatives gain or loss in the assessment of hedge effectiveness. The earnings impact of the ineffective portion of these hedges was not material for the three-month or six-month periods ended June 30, 2012. As of June 30, 2012, the Company expects approximately $10.1 million of gross losses recorded in accumulated other comprehensive income to be reclassified to earnings during the next twelve months as the future cash flows occur.

At June 30, 2012, the Company has $1.9 million of deferred losses on terminated derivative instruments that were hedging the future cash flows on certain borrowings. These losses will continue to be deferred in accumulated other comprehensive income and will be reclassified into interest expense as the future cash flows occur, unless it becomes probable that the forecast interest payments will not occur, in which case, the losses in accumulated other comprehensive income will be recognized immediately. As of June 30, 2012, the Company expects approximately $1.2 million of the deferred net after-tax loss on derivative instruments included in accumulated other comprehensive income to be reclassified to earnings during the next twelve months as the future cash flows occur.

Shown below is a summary of the derivatives designated as accounting hedges at June 30, 2012 and December 31, 2011:

	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	WeightedAverage Life (Years)
	(in thousands)
June 30, 2012
Fair value hedges:
Cross currency swaps	$79,765	$12,112	$9,158	3.42%	3.41%	4.2
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	4,152,738	—	144,608	0.45%	2.65%	2.3
Total	$4,232,503	$12,112	$153,766	0.51%	2.66%	2.3

December 31, 2011
Fair Value hedges:
Cross currency swaps	$33,367	$3,888	$3,346	3.93%	3.90%	4.8
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	3,900,000	—	158,174	0.46%	2.68%	2.3
Total	$3,933,367	$3,888	$161,520	0.49%	2.69%	2.3

See Note 11 for detail of the amounts included in accumulated other comprehensive income related to derivative activity.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

In June 2010, the Company sold Visa Inc. Class B common shares and entered into a total return swap in which the Company will make or receive payments based on subsequent changes in the conversion rate of the Class B shares into Class A shares. This total return swap is accounted for as a free standing derivative.

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

Summary information regarding other derivative activities at June 30, 2012 and December 31, 2011 follows:

	Asset derivatives Fair value		Liability derivatives Fair value
	June 30, 2012	December 31, 2011	June 30, 2012	December 31, 2011
	(in thousands)
Mortgage banking derivatives:
Forward commitments to sell loans	$—	$—	$11,430	$8,574
Interest rate lock commitments	12,944	7,323	—	—
Total mortgage banking risk management	12,944	7,323	11,430	8,574
Customer related derivatives:
Swaps receive fixed	393,486	357,062	6	95
Swaps pay fixed	56	126	394,973	379,423
Other	3,089	4,161	2,933	4,014
Total customer related derivatives	396,631	361,349	397,912	383,532
Other derivative activities:

VISA total return swap	—	—	1,558	5,460
Foreign exchange contracts	11,855	11,950	11,828	11,930
Other	8,085	12,098	8,108	12,375
Total	$429,515	$392,720	$430,836	$421,871

The above derivative positions had notional amounts totaling $15.1 billion at June 30, 2012 and $13.5 billion at December 31, 2011 which were not designated to obtain hedge accounting treatment.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9) DERIVATIVES (continued)

The following Consolidated Statement of Comprehensive Income line items were impacted by the Company’s derivative activity for the three-month and six-month periods ended June 30, 2012 and 2011:

Three-Month Period Ended
Derivative Activity	June 30, 2012	June 30, 2011
Fair value hedges:
Cross currency swaps	Increase in other income of $0.1 million.	No effect on income
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Decrease in net interest income of $21.6 million.	Decrease in net interest income of $51.1 million.
Other derivative activities:
Forward commitments to sell loans	Decrease in mortgage banking revenues of $10.6 million.	Increase in mortgage banking revenues of $0.8 million.
Interest rate lock commitments	Increase in mortgage banking revenues of $7.2 million.	Increase in mortgage banking revenues of $0.2 million.
Customer related derivatives	Increase in miscellaneous other income of $7.7 million.	Increase in miscellaneous other income of $3.0 million.
Total return swap associated with sale of Visa, Inc. Class B shares	Increase in other non-interest income of $0.1 million	Increase in other non-interest income of $1.0 million.
Foreign exchange	Decrease in commercial banking fees of $19 thousand.	Decrease in commercial banking fees of $0.4 million.
Other	Decrease to miscellaneous other income of $0.2 million.	Increase to miscellaneous other income of $2.4 million.

Six-Month Period Ended
Derivative Activity	June 30, 2012	June 30, 2011
Fair value hedges:
Cross currency swaps	Increase in other income of $0.1 million.	No effect on income
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Decrease in net interest income of $42.6 million.	Decrease in net interest income of $99.5 million.
Other derivative activities:
Forward commitments to sell loans	Decrease in mortgage banking revenues of $2.9 million.	Decrease in mortgage banking revenues of $3.5 million.
Interest rate lock commitments	Increase in mortgage banking revenues of $5.6 million.	Increase in mortgage banking revenues of $0.8 million.
Customer related derivatives	Increase in miscellaneous other income of $20.9 million.	Increase in miscellaneous other income of $7.1 million.
Total return swap associated with sale of Visa, Inc. Class B shares	Increase in other non-interest income of $3.9 million	Increase in other non-interest income of $1.0 million.
Foreign exchange	Increase in commercial banking fees of $6 thousand.	Increase in commercial banking fees of $1.8 million.
Other	Increase to miscellaneous other income of $0.4 million.	Increase to miscellaneous other income of $6.9 million.

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

On June 17, 2009, the Company filed a lawsuit against the United States in Federal District Court seeking a refund of assessed taxes paid for tax years 2003-2005 related to two separate financing transactions with an international bank totaling $1.2 billion. As a result of these two financing transactions, the Company was subject to foreign taxes of $154.0 million during the years 2003 through 2005 and claimed a corresponding foreign tax credit for foreign taxes paid during those years, which the IRS disallowed. The IRS also disallowed the Company's deductions for interest expense and transaction costs, totaling $24.9 million in tax liability, and assessed interest and penalties totaling approximately $69.6 million. In 2006 and 2007, the Company was subject to an additional $87.6 million and $22.5 million of foreign taxes, respectively, as a result of the two financing transactions, and the Company's entitlement to foreign tax credits in these amounts will be determined by the outcome of the 2003-2005 litigation. In addition, the outcome of the litigation will determine whether the Company is subject to an additional tax liability of $49.8 million related to interest expense and transaction cost deductions, and whether the Company will be subject to $12.1 million in interest and $12.5 million in penalties for 2006 and 2007. The Company continues to believe that it is entitled to claim these foreign tax credits taken with respect to the transactions and also continues to believe the Company is entitled to tax deductions for the related issuance costs and interest deductions based on tax law. The Company maintains a tax reserve of $96.9 million as of June 30, 2012 for this matter. The Company believes this reserve amount adequately provides for potential exposure to the IRS related to these items. However, as the Company continues to go through the litigation process, management will continue to evaluate the appropriate tax reserve levels for this position and any changes made to the tax reserves may materially affect the Company's income tax provision, net income and regulatory capital in future periods. A trial date has been set in this litigation for October 7, 2013.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11) ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)
The following table presents the components of accumulated other comprehensive loss, net of related tax, for the three-month and six-month periods ended June 30, 2012 and 2011. All dollars are presented in thousands.

	Total Other Comprehensive Income			Total Accumulated Other Comprehensive Loss
	For the Three-Month Period Ended June 30, 2012			March 31, 2012		June 30, 2012
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$(12,283)	$3,858	$(8,425)
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments	23,750	(8,313)	15,437
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	11,467	(4,455)	7,012	$(103,791)	$7,012	$(96,779)

Change in unrealized gains on investment securities available-for-sale	45,783	(15,643)	30,140
Reclassification adjustment for net gains included in net income	(60,988)	21,346	(39,642)
Net unrealized gains on investment securities available-for-sale	(15,205)	5,703	(9,502)	116,431	(9,502)	106,929

Amortization of defined benefit plans	929	(365)	564	(25,911)	564	(25,347)

Total, June 30, 2012	$(2,809)	$883	$(1,926)	$(13,271)	$(1,926)	$(15,197)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11) ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income			Total Accumulated Other Comprehensive Loss
	For the Six-Month Period Ended June 30, 2012			December 31, 2011		June 30, 2012
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$(28,795)	$9,398	$(19,397)
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments	47,100	(16,486)	30,614
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	18,305	(7,088)	11,217	$(107,996)	$11,217	$(96,779)

Change in unrealized gains/(losses) on investment securities available-for-sale	106,849	(37,929)	68,920
Reclassification adjustment for net gains included in net income	(76,532)	26,788	(49,744)
Net unrealized gains on investment securities available-for-sale	30,317	(11,141)	19,176	87,753	19,176	106,929

Amortization of defined benefit plans	1,859	(731)	1,128	(26,475)	1,128	(25,347)

Total, June 30, 2012	$50,481	$(18,960)	$31,521	$(46,718)	$31,521	$(15,197)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11) ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income			Total Accumulated Other Comprehensive Loss
	For the Three-Month Period Ended June 30, 2011			March 31, 2011		June 30, 2011
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$(66,028)	$25,710	$(40,318)
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments	(3,826)	1,339	(2,487)
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	(69,854)	27,049	(42,805)	$(101,908)	$(42,805)	$(144,713)

Change in unrealized gains/(losses) on investment securities available-for-sale	91,842	(29,394)	62,448
Reclassification adjustment for net gains included in net income	20,062	(13,187)	6,875
Net unrealized losses on investment securities available-for-sale	111,904	(42,581)	69,323	(111,619)	69,323	(42,296)

Amortization of defined benefit plans	519	(204)	315	(16,079)	315	(15,764)

Total, June 30, 2011	$42,569	$(15,736)	$26,833	$(229,606)	$26,833	$(202,773)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11) ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income			Total Accumulated Other Comprehensive Loss
	For the Six-Month Period Ended June 30, 2011			December 31, 2010		June 30, 2011
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$(24,528)	$9,702	$(14,826)
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments	(7,610)	2,663	(4,947)
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	(32,138)	12,365	(19,773)	$(124,940)	$(19,773)	$(144,713)

Change in unrealized gains/(losses) on investment securities available-for-sale	2,353	(944)	1,409
Reclassification adjustment for net gains included in net income	81,924	(32,854)	49,070
Net unrealized losses on investment securities available-for-sale	84,277	(33,798)	50,479	(92,775)	50,479	(42,296)

Amortization of defined benefit plans	1,166	(455)	711	(16,475)	711	(15,764)

Total, June 30, 2011	$53,305	$(21,888)	$31,417	$(234,190)	$31,417	$(202,773)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12) COMMITMENTS, CONTINGENCIES, AND GUARANTEES
Off-Balance Sheet Risk - Financial Instruments

The Company utilizes a variety of financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage its exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, loans sold with recourse, forward contracts and interest rate and cross currency swaps, caps and floors. These financial instruments may involve, to varying degrees, elements of credit, liquidity, and interest rate risk in excess of the amount recognized in the consolidated balance sheet. The contract or notional amounts of these financial instruments reflect the extent of involvement the Company has in particular classes of financial instruments. Commitments to extend credit, including standby letters of credit, do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

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

The following table details the amount of commitment expiration per period for financial instruments where contract amounts represent credit risk at June 30, 2012:

Other Commitments	Contract or notional amount	Less than 1 year	Over 1 yr to 3 yrs	Over 3 yrs to 5 yrs	Over 5 yrs
	(in thousands)
Commitments to extend credit	$21,981,249	$7,706,122	$4,580,558	$7,738,768	$1,955,801
Standby letters of credit	2,429,659	1,596,088	557,389	176,876	99,306
Loans sold with recourse	205,677	31,599	43,122	40,318	90,638
Forward buy commitments	677,420	637,650	39,770	—	—
Total commitments	$25,294,005	$9,971,459	$5,220,839	$7,955,962	$2,145,745

The Company’s standby letters of credit meet the definition of a guarantee under the guarantees topic of the FASB Accounting Standards Codification 460. These transactions are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 1.2 years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company has various forms of collateral, such as real estate assets and customer business assets. The maximum undiscounted exposure related to these commitments at June 30, 2012 was $2.4 billion, and the approximate value of the underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $1.4 billion. The fees related to standby letters of credit are deferred and amortized over the life of the commitment. These fees are immaterial to the Company’s financial statements at June 30, 2012. Management believes that the utilization rate of these standby letters of credit will continue to be substantially less than the amount of these commitments, as has been the Company’s experience to date. As of June 30, 2012 and December 31, 2011, the reserve related to these standby letters of credit was $151.9 million and $177.9 million, respectively, which is recorded within the reserve for unfunded commitments in Other Liabilities on the Consolidated Balance Sheet. The credit risk associated with standby letters of credit is monitored using the same risk rating system utilized within its loan and lease portfolio.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12) COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

The Company has loans sold with recourse that meet the definition of a guarantee under the guarantees topic of the FASB Accounting Standards Codification. For loans sold with recourse under the terms of the multi-family sales program with Fannie Mae, the Company retained a portion of the credit risk associated with such loans. The unpaid principal balance outstanding of loans sold with these programs was $8.5 billion as of June 30, 2012 and $9.3 billion as of December 31, 2011. As a result of this agreement with Fannie Mae, the Company retained a 100% first loss position on each multi-family loan sold to Fannie Mae under such program until the earlier to occur of (i) the aggregate approved losses on the multi-family loans sold to Fannie Mae reaching the maximum loss exposure for the portfolio as a whole ($161.7 million as of June 30, 2012 which includes a reduction of $8.3 million for losses pending approval by Fannie Mae) or (ii) until all of the loans sold to Fannie Mae under this program are fully paid off. Any losses sustained as a result of impediments in standard representations and warranties would be in addition to the maximum loss exposure.

The Company has established a liability which represents the fair value of the retained credit exposure. This liability represents the amount that the Company estimates that it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon internal specific information and an industry-based default curve with a range of estimated losses. At June 30, 2012 and December 31, 2011, SHUSA had $130.2 million and $135.5 million of reserves classified in other liabilities related to the fair value of the retained credit exposure for loans sold to Fannie Mae under this sales program. The Company's commitment will expire in March 2039 based on the maturity of the loans sold with recourse. Losses sustained by the Company may be offset, or partially offset, from proceeds resulting from the disposition of the underlying mortgaged properties. Approval from Fannie Mae is required for all transactions related to the liquidation of properties underlying the mortgages.

In the standard course of business, the Company sells residential loans on a non-recourse Government sponsored basis to Fannie Mae and other GSEs (collectively, the GSEs). In connection with these sales, the Company entered into agreements containing various representation and warranties about, among other things, the ownership of the loan, the validity of the lien securing the loan, the loan's compliance with any applicable loan criteria established by the GSEs, including underwriting standards and the ongoing existence of mortgage insurance, absence of delinquent taxes or liens against the property securing the loan and the loan's compliance with applicable federal, state, and local laws. Breaches of these representation and warranties may result in the requirement for the Company to repurchase the mortgage loans or if the loan has been foreclosed, the underlying collateral or to otherwise make whole or provide other remedies to the GSEs.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12) COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable at which time an accrued liability is established with respect to such loss contingency. The Company continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. For certain legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses. For other matters for which a loss is probable or reasonably possible, such an estimate is not possible. Excluding the matters discussed below, management currently estimates that it is reasonably possible that the Company could incur losses in an aggregate amount up to approximately $60.0 million in excess of the accrued liability, if any, with it also being reasonably possible that the Company could incur no such losses at all in these matters. This estimated range of reasonably possible losses represents the estimate of possible losses over the life of such legal matters, which may span an indeterminable number of years, and is based on information available as of June 30, 2012.

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

As a result of the December 13, 2011 decision by the Court, at December 31, 2011, SHUSA recorded a reduction of pre-tax income of $344.2 million for the Trust PIERS litigation. Of that total, $70.8 million represents the liability for accrued interest at the rate of 7.41% from January 31, 2009 to December 31, 2011 (which was increased to $83.0 million through June 30, 2012 based on the same 7.41% rate). The remaining $273.4 million was recorded as Other Expense on the Consolidated Statements of Comprehensive Income and a credit to the debt obligation to accrete the principal amount of each Trust PIERS security to $50. In its application for damages, the Trustee argued that the reset rate should be 13.61%, which if accepted by the Court, would increase the impact of the unfavorable outcome noted above. The Trustee requests damages in excess of $305.6 million representing the Trustee's calculation of unpaid back interest through June 1, 2012 (at a rate of 13.61%) plus approximately $2.0 million in legal fees.

On April 16, 2012 the Company submitted a response to the Trustee's damages application, which included a third party expert opinion that the reset rate should be 7.41% and in no event higher than 8.31%. The magistrate judge held a hearing as to damages on July 16, 2012. The damages inquest is unlikely to be completed before September 2012. A final appealable judgment will not enter until damages are determined. The Company intends to appeal the Court's finding that the acquisition was a “change of control” and the damages assessment, upon completion of the inquest and entry of final judgment against the Company.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12) COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

Fabrikant & Sons Bankruptcy Adversary Proceeding

In October 2007, the official committee of unsecured creditors of the debtors, M. Fabrikant & Sons (“MFS”) and a related company, Fabrikant-Leer International, Ltd. (“FLI”), filed an adversary proceeding against Sovereign Precious Metals, LLC (“SPM”), a wholly owned subsidiary of the Bank, and the Bank in the United States Bankruptcy Court for the Southern District of New York. The proceeding seeks to avoid $22.0 million in obligations otherwise due to the Bank (and formerly SPM) with respect to gold previously consigned to debtor by the Bank. In addition, the adversary proceeding seeks to recover over $9.8 million in payments made to the Bank by an affiliate of the debtors. Several other financial institutions were named as defendants based upon other alleged fraudulent transfers. The defendants' motions to dismiss were denied in part and allowed in part. Claims remain against the Bank for approximately $33.0 million.

The plaintiff has appealed the court's dismissal of its claims, including those claims based on "actual fraud". The appeal has been fully briefed. Discovery has been stayed in the case pending a ruling on the appeal. The disposition of the appeal will not affect the Bank's exposure in the case.

Overdraft Litigation

The putative class action litigation filed against the Bank by Diane Lewis, on behalf of herself and others similarly situated, in the United States District Court for the District of Maryland was transferred to and consolidated for pre-trial proceedings in the United States District Court for the Southern District of Florida (the "MDL Court") under the caption In re Checking Account Overdraft Litigation. The complaint alleges violations of law in connection with the Bank's overdraft/transaction ordering and fees practices and seeks unspecified damages. The Bank filed a motion seeking dismissal of the complaint. On July 26, 2012, the MDL Court determined that the Plaintiff's claims are preempted by federal banking law. Accordingly, the MDL Court granted the Bank's motion and dismissed all claims against the Bank.

Foreclosure Matters

In October 2010, the Bank began a comprehensive review of its foreclosure processes. Based on the results of the review, the Bank took corrective action to address deficiencies in the mortgage foreclosure practices and is implementing additional measures to address the issues raised in the consent order discussed below. As of June 30, 2012, the Bank services approximately 150,000 residential mortgage loans including approximately 3,500 which are in the process of foreclosure. These loans are comprised of loans owned by the Bank and loans serviced for third parties.

The Bank also owns loans serviced by third parties including approximately 240 loans that are in the process of foreclosure. The average number of residential mortgage and home equity foreclosures initiated monthly for loans serviced by the Bank and Bank owned-loans serviced by third parties is approximately 220 and 225, as of June 30, 2012 and December 31, 2011, respectively.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12) COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

The Company incurred $24.7 million and $26.9 million of costs in 2011 and the first six months of 2012, respectively relating to compliance with the Order. The total estimated costs for 2012 is $31 million. Recurring legal and operational expenses to comply with the Order are estimated to be approximately $7.0 million annually. The Company and the Bank may incur further expenses related to compliance with the Order. The Order and any other proceedings and investigations could adversely affect the Company's reputation.

In addition, the Company incurred $196 thousand and $484 thousand of costs in 2011 and the first half of 2012 related to compensatory fees as a result of foreclosure delays. The Company expects to incur additional compensatory fees in 2012.

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

Other

Reference should be made to Note 10 for disclosure regarding the lawsuit filed by the Company against the Internal Revenue Service/United States. In addition to the proceedings described above and the litigation described in Note 10 above, the Company in the normal course of business is subject to various other pending and threatened legal proceedings in which claims for monetary damages and other relief are asserted. The Company does not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of such other legal proceedings will have a material effect on the Company's financial position. However, the Company cannot now determine whether or not any claims asserted against the Company, whether in the proceedings specifically described above, the matter described in Note 10 above, or otherwise, will have a material effect on the Company's results of operations in any future reporting period, which will depend on, among other things, the amount of any loss resulting from the claim and the amount of income otherwise reported for the reporting period.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(13) RELATED PARTY TRANSACTIONS

The Company has various debt agreements with Santander. For a listing of these debt agreements, see the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

In December 2011, the Company issued 3.2 million shares of common stock to Santander, which raised proceeds of $800.0 million, and declared a $800.0 million dividend to Santander. This was a non-cash transaction.

The Company has $1.9 billion of public securities consisting of various senior note obligations, trust preferred security obligations and preferred stock issuances. Santander owns approximately 39.8% of these securities as of June 30, 2012.

The Company has entered into derivative agreements with Santander with a notional value of $5.9 billion, which consist primarily of swap agreements to hedge interest rate risk and foreign currency exposure.

In 2006, Santander provided confirmation of standby letters of credit issued by the Bank. During the six-month periods ended June 30, 2012 and 2011, the average unfunded balance outstanding under these commitments was $276.5 million and $839.5 million, respectively. The Bank paid approximately $1.0 million and $2.1 million in fees to Santander in the three-month and six-month periods ended June 30, 2012 in connection with these commitments compared to $3.7 million and $7.2 million in fees in the corresponding periods in the prior year.

Santander also extended a line of credit to SHUSA in the amount of $1.5 billion, which matures in September 2012. There was no outstanding balance on this line at June 30, 2012 and December 31, 2011.

In the ordinary course of business, certain directors and executive officers of the Company became indebted to the Company in the form of loans for various business and personal interests. The outstanding balance of these loans was $6.4 million and $6.2 million at June 30, 2012 and December 31, 2011, respectively.

The Company and its affiliates have entered into various service agreements with Santander and its affiliates. Each of the agreements was done in the ordinary course of business and on market terms. The agreements are as follows:

•
Nw Services Co., a Santander affiliate doing business as Aquanima, is under contract with the Bank to provide procurement services, with fees paid in the three-month and six-month periods ended June 30, 2012 in the amounts of $0.9 million and $2.0 million, compared to $0.6 million and $1.7 million for the same periods in 2011.

•
Geoban, S.A., a Santander affiliate, is under contract with the Bank to provide services in the form of debit card disputes and claims support, and consumer and mortgage loan set-up and review, with fees paid in the three-month and six-month periods ended June 30, 2012 in the amounts of $12.0 million and $13.1 million, compared to $0.7 million and $0.8 million for the same periods in 2011.

•
Ingenieria De Software Bancario S.L., a Santander affiliate, is under contract with the Bank to provide information technology development, support and administration, with fees paid in the three-month and six-month periods ended June 30, 2012 in the amounts of $48.5 million and $70.4 million, compared to $29.3 million and $56.9 million for the same periods in 2011.

•
Produban Servicios Informaticos Generales S.L., a Santander affiliate, is under contract with the Bank to provide professional services, and administration and support of information technology production systems, telecommunications and internal/external applications, with fees paid in the three-month and six-month periods ended June 30, 2012 in the amounts of $33.6 million and $51.3 million, compared to $18.8 million and $39.4 million for the same periods in 2011.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(13) RELATED PARTY TRANSACTIONS (continued)

•
Santander Back-Offices Globales Mayoristas S.A., a Santander affiliate, is under contract with the Bank to provide logistical support for Sovereign Bank’s derivative and hedging transactions and programs. In the three-month and six-month periods ended June 30, 2012, fees in the amounts of $95.2 thousand and $191.8 thousand were paid to Santander Back-Offices Globales Mayoristas S.A. with respect to this agreement, compared to fees in the amounts of $83.6 thousand and $174.4 thousand for the same periods in 2011.

•
Santander Global Facilities (“SGF”), a Santander affiliate, is under contract with the Bank to provide (i) administration and management of employee benefits and payroll functions for the Bank and other affiliates, including employee benefits and payroll processing services provided by third party vendors through sponsorship by SGF, and (ii) property management and related services. In the three-month and six-month periods ended June 30, 2012, fees in the amounts of $2.2 million and $4.9 million were paid to SGF with respect to this agreement, compared to $2.6 million and $5.2 million for the same periods in 2011.

In 2010, the Company extended a $10.0 million unsecured loan to Servicios de Cobranza, Recuperacion y Seguimiento, S.A. DE C.V, a subsidiary of Santander Mexico. At June 30, 2012, the principal balance was $1.4 million, compared to $2.0 million at December 31, 2011.

During the three-month and six-month periods ended June 30, 2012, the Company recorded income of $0 and $15.9 thousand, respectively, and expenses of $7.3 million and $14.7 million, respectively, related to transactions with SCUSA. During the three-month and six-month periods ended June 30, 2011, the Company recorded expenses of $7.3 million and $15.4 million. No income was recorded in 2011 related to these transactions. In addition, as of June 30, 2012 and December 31, 2011, the Company had receivables and prepaid expenses with SCUSA in the amounts of $84.7 million and $99.1 million, respectively. The activity is primarily related to SCUSA's servicing of certain SHUSA outstanding loan portfolios and dividends paid by SCUSA to SHUSA. Transactions which occurred prior to the SCUSA Transaction, which was effective December 31, 2011, have been eliminated from the Consolidated Statements of Comprehensive Income at June 30, 2011 as intercompany transactions.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14) FAIR VALUE

Fair value is defined in U.S. GAAP as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.. The standard focuses on the exit price in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. U.S. GAAP establishes a fair value reporting hierarchy to maximize the use of observable inputs when measuring fair value and defines the three levels of inputs as noted below:

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14) FAIR VALUE (continued)
The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of June 30, 2012 and December 31, 2011.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2012
	(in thousands)
Financial assets:
US Treasury and government agency securities	$—	$8,994	$—	$8,994
Debentures of FHLB, FNMA and FHLMC	—	20,000	—	20,000
Corporate debt	—	2,334,457	—	2,334,457
Asset-backed securities	—	1,030,758	749,693	1,780,451
Equity Securities	5,033	—	—	5,033
State and municipal securities	—	1,684,230	—	1,684,230
Mortgage backed securities	—	9,535,047	—	9,535,047
Total investment securities available-for-sale	5,033	14,613,486	749,693	15,368,212
Loans held for sale	—	429,443	—	429,443
Mortgage servicing rights	—	—	95,536	95,536
Derivatives:
Fair value	—	12,112	—	12,112
Mortgage banking interest rate lock commitments	—	—	12,944	12,944
Customer related	—	396,631	—	396,631
Foreign exchange	—	11,855	—	11,855
Other	—	8,020	65	8,085
Total financial assets	$5,033	$15,471,547	$858,238	$16,334,818
Financial liabilities:
Derivatives:
Fair value	$—	$9,158	$—	$9,158
Cash flow	—	144,608	—	144,608
Mortgage banking interest rate lock commitments	—	11,430	—	11,430
Customer related	—	397,912	—	397,912
Total return swap	—	—	1,558	1,558
Foreign exchange	—	11,828	—	11,828
Other	—	7,948	160	8,108
Total financial liabilities	$—	$582,884	$1,718	$584,602

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14) FAIR VALUE (continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
	(in thousands)
Financial assets:
US Treasury and government agency securities	$—	$44,090	$—	$44,090
Debentures of FHLB, FNMA and FHLMC	—	20,000	—	20,000
Corporate debt	—	2,049,520	—	2,049,520
Asset-backed securities	—	2,587,993	52,297	2,640,290
State and municipal securities	—	1,784,778	—	1,784,778
Mortgage backed securities	—	9,039,880	18	9,039,898
Total investment securities available-for-sale	—	15,526,261	52,315	15,578,576
Loans held for sale	—	352,471	—	352,471
Derivatives:
Fair value	—	3,888	—	3,888
Mortgage banking interest rate lock commitments	—	—	7,323	7,323
Customer related	—	361,349	—	361,349
Foreign exchange	—	11,950	—	11,950
Other	—	12,098	—	12,098
Total financial assets	$—	$16,268,017	$59,638	$16,327,655
Financial liabilities:
Derivatives:
Fair value	$—	$3,346	$—	$3,346
Cash flow	—	158,174	—	158,174
Mortgage banking interest rate lock commitments	—	8,574	—	8,574
Customer related	—	383,532	—	383,532
Total return swap	—	—	5,460	5,460
Foreign exchange	—	11,930	—	11,930
Other	—	11,655	720	12,375
Total financial liabilities	$—	$577,211	$6,180	$583,391

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14) FAIR VALUE (continued)
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or certain impairment measures. At June 30, 2012, assets measured at fair value on a nonrecurring basis, that were still held at the balance sheet, were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at June 30, 2012
	(in thousands)
June 30, 2012
Impaired loans held for investment (1)	$—	$449,812	$—	$449,812
Foreclosed assets (2)	—	17,785	—	17,785
Mortgage servicing rights (3)	—	—	—	—

December 31, 2011
Impaired loans held for investment (1)	$—	$1,388,268	$—	$1,388,268
Foreclosed assets (2)	—	74,031	—	74,031
Mortgage servicing rights	—	—	91,686	91,686

(1)
Represents recorded investment. Periodically, the Company records nonrecurring adjustments of collateral-dependent loans measured for impairment when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Appraisals are generally obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties and cost of construction. In cases where the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized.

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

(3)
As of January 1, 2012, the Company elected to account for its existing portfolio of residential mortgage loan servicing rights (RMSRs) at fair value. There was no value of the multi-family mortgage loan servicing rights at June 30, 2012.

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Consolidated Statement of Comprehensive Income, relating to assets held at period end. All balances are presented in thousands.

	Comprehensive Income Location	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
		2012	2011	2012	2011
Impaired loans held for investment	Provision for credit losses	$20,021	$(25,892)	$36,878	$(23,273)
Foreclosed assets	Other administrative expense	(1,399)	(3,540)	(3,073)	(6,002)
Mortgage servicing rights	Mortgage banking income	88	(4,269)	88	1,898
		$18,710	$(33,701)	$33,893	$(27,377)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14) FAIR VALUE (continued)

The tables below presents the changes in all of the Level 3 balances for the three-month and six-month periods ended June 30, 2012 and 2011. All balances are presented in thousands.

Three-Month Period Ended June 30, 2012
	Investments Available-for-Sale	Mortgage Servicing Rights	Derivatives	Total
Balance, March 31, 2012	$625,023	$106,587	$3,689	$735,299
Gains/(losses) in other comprehensive income	(2,921)	—	—	(2,921)
Gains/(losses) in earnings	(50)	(20,896)	7,602	(13,344)
Purchases	148,000	—	—	148,000
Issuances	—	10,006	—	10,006
Sales	(20,000)	—	—	(20,000)
Settlements(1)	(359)	—	—	(359)
Amortization	—	(161)	—	(161)
Transfers into/out of Level 3	—	—	—	—
Balance, June 30, 2012	$749,693	$95,536	$11,291	$856,520
Changes in unrealized gains (losses) included in earnings related to balances still held at June 30, 2012	$—	$(20,984)	$391	$(20,593)

Six-Month Period Ended June 30, 2012
	Investments Available-for-Sale	Mortgage Servicing Rights	Derivatives	Total
Balance, December 31, 2011	$52,315	$91,686	$1,143	$145,144
Gains/(losses) in other comprehensive income	(6,283)	—	—	(6,283)
Gains/(losses) in earnings	(50)	(19,070)	10,148	(8,972)
Purchases	148,000		—	148,000
Issuances	—	23,443	—	23,443
Sales	(20,000)	—	—	(20,000)
Settlements(1)	(749)	—	—	(749)
Amortization	—	(523)	—	(523)
Transfers into/out of Level 3	576,460	—	—	576,460
Balance, June 30, 2012	$749,693	$95,536	$11,291	$856,520
Changes in unrealized gains (losses) included in earnings related to balances still held at June 30, 2012	$—	$(19,158)	$4,527	$(14,631)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14) FAIR VALUE (continued)

Three-Month Period Ended June 30, 2011
	Investments Available-for-Sale	Mortgage Servicing Rights	Derivatives	Total
Balance, March 31, 2011	$1,424,401	$150,136	$(5,389)	$1,569,148
Gains/(losses) in other comprehensive income	(48,303)	—	(473)	(48,776)
Gains/(losses) in earnings	9,843	(4,270)	2,041	7,614
Purchases	—	—	—	—
Issuances	—	4,382	—	4,382
Sales	(180,611)	—	—	(180,611)
Settlements(1)	(87,858)	—	2,263	(85,595)
Amortization	—	(9,651)	—	(9,651)
Transfers into/out of Level 3	—	—	—	—
Balance, June 30, 2011	$1,117,472	$140,597	$(1,558)	$1,256,511
Changes in unrealized gains (losses) included in earnings related to balances still held at June 30, 2011	$—	$(4,270)	$1,793	$(2,477)

Six-Month Period Ended June 30, 2011
	Investments Available-for-Sale	Mortgage Servicing Rights	Derivatives	Total
Balance, December 31, 2010	$1,511,847	$146,028	$(7,951)	$1,649,924
Gains/(losses) in other comprehensive income	(2,975)	—	(216)	(3,191)
Gains/(losses) in earnings	9,843	1,898	2,905	14,646
Purchases	—	—	—	—
Issuances	—	13,483	—	13,483
Sales	(180,611)	—	—	(180,611)
Settlements(1)	(220,632)	—	3,704	(216,928)
Amortization	—	(20,812)	—	(20,812)
Transfers into/out of Level 3	—	—	—	—
Balance, June 30, 2011	$1,117,472	$140,597	$(1,558)	$1,256,511
Changes in unrealized gains (losses) included in earnings related to balances still held at June 30, 2011	$—	$1,898	$2,141	$4,039

(1)	Settlements include prepayments. paydowns and maturities.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14) FAIR VALUE (continued)

The Company reviews the methodologies utilized to determine fair value on a quarterly basis. Any changes in methodologies or significant inputs used in determining fair values are further reviewed to determine if a fair value level hierarchy change has occurred. Transfers in and out of Level 1, 2 and 3 are considered to be effective as of the end of the quarter in which they occur.

During the Company's review of its investment portfolio performed during the first three months of 2012, the Company transferred its collateralized loan obligation securities ("CLO's") which are asset backed securities from Level 2 to Level 3 due to the lack of price transparency in connection with its limited trading activity. There were no other transfers between Level 1, 2, and 3 during the three-month and six-month periods ended June 30, 2012.

There were no transfers between the levels in the fair value hierarchy during the three-month and six-month periods ended June 30, 2011.

As of June 30, 2012, $16.3 billion of the Company’s total assets consisted of financial instruments measured at fair value on a recurring basis, including financial instruments for which the Company elected the fair value option. Approximately $15.5 billion of these financial instruments, net of counterparty and cash collateral balances, were measured using valuation methodologies involving market-based or market-derived information. Approximately $858.2 million of these financial instruments were measured using model-based techniques, or using Level 3 inputs, and represented approximately 5.3% of the total assets measured at fair value and approximately 1.0% of the total consolidated assets.

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

(14) FAIR VALUE (continued)

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

Gains and losses on RMSR's are recognized on the Consolidated Statements of Comprehensive Income through “Mortgage Banking Income”.

Listed below are the most significant inputs that are utilized by the Company in the evaluation of residential mortgage servicing rights:

•	A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $5.5 million and $10.4 million, respectively at June 30, 2012.

•	A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $2.9 million and $5.6 million, respectively at June 30, 2012.

Significant increases (decreases) in any of those inputs in isolation would result in a significantly higher (lower) fair value measurement. These sensitivity calculations are hypothetical and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of an adverse variation in a particular assumption on the fair value of the mortgage servicing rights is calculated without changing any other assumption, while in reality changes in one factor may result in changes in another, which may either magnify or counteract the effect of the change. Prepayment estimates generally increase when market interest rates decline and decrease when market interest rates rise. Discount rates typically increase when market interest rates increase and/or credit and liquidity risks increase and decrease when market interest rates decline and/or credit and liquidity conditions improve.

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

The Company incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurement of its derivatives. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings and guarantees. Effective January 1, 2012, the Company made an election to use the exception in ASC 820-10-35-18D (commonly referred to as the “portfolio exception”) with respect to measuring counterparty credit risk for derivative instruments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14) FAIR VALUE (continued)

The Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy. Certain of the Company's derivatives utilize Level 3 inputs, which are primarily related to mortgage banking derivatives.

The discounted cash flow model is utilized to determine the fair value for the mortgage banking derivatives. The significant unobservable inputs for mortgage banking derivatives used in the fair value measurement of the reporting entity‘s loan commitments (pipeline) are pull through percentage and the MSR value that is inherent in the underlying loan value. The pull through percentage represents the dollar volume of loans that a seller delivers versus the dollar value of loans committed for delivery. Significant increases (decreases) in any of those inputs in isolation would result in a significantly higher (lower) fair value measurement. Significant increases (decreases) in the fair value of a mortgage banking derivative asset (liability) results when the probability of funding increases (decreases). Significant increases (decreases) in the fair value of a mortgage loan commitment result when the embedded servicing value increases (decreases).

Gains and losses related to derivatives affect various line items on the Consolidated Statements of Comprehensive Income. See Note 9 for the discussion of derivatives activity on the Consolidated Statements of Comprehensive Income.

Quantitative Information about the significant unobservable inputs within Level 3 Recurring Assets and Liabilities. All balances are presented in thousands.

	Fair Value at June 30, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Financial assets:
Asset-backed securities
Collateralized loan obligations	$705,535	Consensus Pricing (1)	Offered quotes	99.21%-101.01% (100.07%)
Sale-lease back securities	44,158	Consensus Pricing (1)	Offered quotes	Single Security (111.88%)
	749,693
Mortgage servicing rights	95,536	Discounted Cash Flow	Prepayment rate (CPR)	0.42%-50.09% (17.89%)
			Discount Rate	10.00%
Mortgage banking interest rate lock commitments	12,944	Discounted Cash Flow	Pull through percentage	75.22%
			MSR value (2)	0.625%-0.95% (0.878%)
Total Assets	858,173

Financial liabilities:
Total return swap	1,558	Discounted Cash Flow	Timing of litigation settlement
	$1,558
(1) Consensus pricing refers to fair value estimates that are generally internally developed using information such as dealer quotes or other third-party provided valuations or comparable asset prices.
(2) MSR value is the estimated value of the servicing right embedded in the underlying loan, expressed in basis points of outstanding unpaid principal balance.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14) FAIR VALUE (continued)

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

	June 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$3,156,423	$3,156,423	$2,623,963	$2,623,963
Available-for-sale investment securities	15,368,212	15,368,212	15,578,576	15,578,576
Other investments	991,737	991,737	555,370	555,370
Loans held for investment, net	51,437,524	50,888,852	50,223,888	49,286,606
Loans held for sale	429,443	429,443	352,471	352,471
Mortgage servicing rights	95,536	95,536	91,686	99,556
Derivatives:
Fair value	12,112	12,112	3,888	3,888
Mortgage banking	12,944	12,944	7,323	7,323
Customer related	396,631	396,631	361,349	361,349
Foreign exchange	11,855	11,855	11,950	11,950
Other	8,085	8,085	12,098	12,098
Financial liabilities:
Deposits	48,718,415	48,500,483	47,797,515	47,330,243
Borrowings and other debt obligations	19,228,747	20,339,425	18,278,433	19,372,350
Derivatives:
Fair value	9,158	9,158	3,346	3,346
Cash flow	144,608	144,608	158,174	158,174
Mortgage banking	11,430	11,430	8,574	8,574
Customer related	397,912	397,912	383,532	383,532
Total return swap	1,558	1,558	5,460	5,460
Foreign exchange	11,828	11,828	11,930	11,930
Other	8,108	8,108	12,385	12,385

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14) FAIR VALUE (continued)

The following methods and assumptions were used to estimate the fair value of each class of financial instruments not measured at fair value in the Consolidated Balance Sheet:

Cash and amounts due from depository institutions

Cash and cash equivalents include cash and due from depository institutions, interest-bearing deposits in other banks, federal funds sold, and securities purchased under agreements to resell. As of June 30, 2012 and December 31, 2011, the Company had $400.0 million and $36.7 million, respectively of restricted cash. Restricted cash is related to cash restricted for investment purposes, cash posted for collateral purposes, and cash advanced for loan purchases. Cash and cash equivalents including restricted cash have maturities of three months or less, and accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value. The related fair value measurement have generally been classified as Level 1 as carrying value approximates fair value due to the short-nature of the asset.

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

Deposits

The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, interest bearing demand deposit accounts, savings accounts and certain money market accounts, is equal to the amount payable on demand and does not take into account the significant value of the cost advantage and stability of the Corporation’s long-term relationships with depositors. The fair value of fixed-maturity certificates of deposit is estimated by discounting cash flows using currently offered rates for deposits of similar remaining maturities. The related fair value measurement have generally been classified as Level 1 for core deposits as the carrying value approximates fair value to the short-term nature of the liabilities. All other deposits are considered to be Level 2.

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

(14) FAIR VALUE (continued)

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

The Company's residential loan held for sale portfolio had an aggregate fair value of $429.4 million at June 30, 2012. The contractual principal amount of these loans totaled $413.8 million at June 30, 2012. The difference in fair value compared to principal balance of $15.7 million was recorded in mortgage banking revenues during the six-month period ended June 30, 2012. Substantially all of these loans are current and none are in non-accrual status. Interest income on these loans is credited to interest income as earned.

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

The Company's RMSRs had an aggregate fair value of $95.5 million at June 30, 2012. Changes in fair value totaling a loss of $19.2 million was recorded in mortgage banking income during the six-month period ended June 30, 2012.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(15) BUSINESS SEGMENT INFORMATION
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

•
SCUSA is a specialized consumer finance company engaged in the purchase, securitization and servicing of retail installment contracts originated by automobile dealers and direct origination of retail installment contracts over the internet. As a result of the SCUSA Transaction (see further discussion in Note 1), SCUSA is now accounted for as an equity method investment. As of June 30, 2012, the Company owned approximately 65% of SCUSA. The Company's investment balance in SCUSA as of June 30, 2012 was $2.7 billion.

The following table represents the financial results and position of SCUSA as a stand-alone company for the three-month and six-month periods ended June 30, 2012 and 2011.

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Interest income	$618,123	$532,316	$1,220,340	$1,078,884
Net interest income after provision for credit losses	255,984	384,056	746,013	808,881
Income before taxes	221,054	333,480	630,150	718,923
Net income	142,711	217,510	399,145	459,378
Total assets	$—	$—	$18,288,127	$15,622,915

The Company’s segment results, excluding SCUSA, are derived from the Company’s business unit profitability reporting system by specifically attributing managed balance sheet assets, deposits and other liabilities and their related interest income or expense to each of the segments. Funds transfer pricing methodologies are utilized to allocate a cost for funds used or a credit for funds provided to business line deposits, loans and selected other assets using a matched funding concept.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(15) BUSINESS SEGMENT INFORMATION (continued)

The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. The implementation of these enhancements to the internal management reporting methodology may materially affect the results disclosed for each segment with no impact on the consolidated results. Whenever significant changes to management reporting methodologies take place, prior period information is reclassified wherever practicable.

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

During the first quarter of 2012, the Company's funds transfer pricing (FTP) methodology was modified to better represent the actual costs of funds of the Company, which included adding a liquidity premium to compute an appropriate market participant spread for commercial loans and deposits by analyzing the mix of borrowings available to the Company with comparable maturity periods. Therefore, interest income increased for segments with a surplus of interest and non interest earning deposits and interest expense increased for those segments with a deficit of interest and non interest earning deposits. Prior period results have been recast based on our best estimate to conform to current methodologies for the segments.

During the first quarter of 2012, the Company began including net gains on the sale of investment securities within fees and other income for each segment. Previously, these gains were excluded from the segment disclosure.

The following tables present certain information regarding the Company’s segments. All balances are presented in thousands.

For the Three-Month Period Ended			Global Banking	Specialized Business
June 30, 2012	Retail	Corporate			Other (2)	Equity method investment in SCUSA	Total
Net interest income	$218,219	$108,527	$25,420	$10,162	$61,291	$—	$423,619
Total non-interest income	112,482	18,802	11,883	3,380	57,487	108,523	312,557
(Release) / provision for credit losses	70,680	26,703	13,220	(17,849)	14,946	—	107,700
Total expenses	225,042	32,528	11,032	6,634	136,204	—	411,440
Income/(loss) before income taxes	34,979	68,098	13,051	24,757	(32,372)	108,523	217,036

Intersegment revenue/(expense) (1)	(19,985)	(103,659)	(11,857)	(14,657)	150,158	—	—
Total average assets	$25,342,154	$21,291,010	$5,676,578	$1,567,669	$28,999,061	$—	$82,876,472

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(15) BUSINESS SEGMENT INFORMATION (continued)

For the Six-Month Period Ended			Global Banking	Specialized Business
June 30, 2012	Retail	Corporate			Other (2)	Equity method investment in SCUSA	Total
Net interest income	$426,052	$219,130	$47,276	$21,222	$140,837	$—	$854,517
Total non-interest income	226,287	34,808	24,851	8,193	77,513	273,739	645,391
(Release) / provision for credit losses	136,557	10,658	21,907	(14,895)	56,573	—	210,800
Total expenses	439,173	62,377	21,360	13,453	268,251	—	804,614
Income/(loss) before income taxes	76,609	180,903	28,860	30,857	(106,474)	273,739	484,494

Intersegment revenue/(expense) (1)	(42,994)	(210,067)	(20,608)	(31,792)	305,461	—	—
Total average assets	$25,377,201	$21,153,729	$5,176,215	$1,702,862	$28,867,770	$—	$82,277,777

For the Three-Month Period Ended			Global Banking	Specialized Business
June 30, 2011	Retail	Corporate			Other (2)	SCUSA	Total
Net interest income	$214,422	$103,793	$11,843	$16,860	$67,308	$535,501	$949,727
Total non-interest income	104,331	17,773	6,385	4,269	27,586	86,482	246,826
Provision for credit losses	48,027	59,343	4,175	21,698	(8,360)	148,261	273,144
Total expenses	213,186	27,103	2,528	6,380	109,500	140,242	498,939
Income/(loss) before income taxes	57,540	35,120	11,525	(6,949)	(6,246)	333,480	424,470

Intersegment revenue/(expense) (1)	(16,657)	(119,703)	(4,004)	(26,860)	167,224	—	—
Total average assets	$24,653,197	$20,676,933	$3,325,508	$2,704,402	$25,427,524	$15,855,264	$92,642,828

For the Six-Month Period Ended			Global Banking	Specialized Business
June 30, 2011	Retail	Corporate			Other (2)	SCUSA	Total
Net interest income	$429,191	$201,862	$20,524	$35,451	$163,015	$1,082,111	$1,932,154
Total non-interest income	238,011	40,520	14,442	9,113	61,085	193,049	556,220
Provision for credit losses	144,452	99,254	8,100	67,105	(7,998)	270,003	580,916
Total expenses	414,431	54,517	4,993	13,863	215,173	286,234	989,211
Income/(loss) before income taxes	108,319	88,611	21,873	(36,404)	16,925	718,923	918,247

Intersegment revenue/(expense) (1)	(34,782)	(244,222)	(8,567)	(57,729)	345,300	—	—
Total average assets	$24,516,263	$20,715,674	$3,103,670	$2,897,628	$24,848,250	$16,084,139	$92,165,624

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and are included in net interest income.

(2)
The Other category includes earnings from the investment portfolio, interest expense on the Bank’s borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

Santander Holdings USA, Inc (“SHUSA” or the “Company") is the parent company of Sovereign Bank, N.A. (“Sovereign" or the “Bank”), a federally chartered savings bank as of December 31, 2011, which converted to a national banking association on January 26, 2012. In connection with the charter conversion, the Bank changed its name to Sovereign Bank, N.A. Also effective on January 26, 2012, SHUSA became a bank holding company.

SHUSA is headquartered in Boston, Massachusetts, and its principal executive offices are at 75 State Street, Boston, Massachusetts. The Bank's home office is in Wilmington, Delaware.

The Bank has $80.4 billion in assets as of June 30, 2012 with retail branches, operations and team members located principally in Pennsylvania, Massachusetts, New Jersey, Connecticut, New Hampshire, New York, Rhode Island, Maryland, and Delaware. The Bank gathers substantially all of its deposits in these market areas. The Bank uses the deposits, as well as other financing sources, to fund the loan and investment portfolios. The Bank earns interest income on the loans and investments. In addition, the Bank generates other income from a number of sources including deposit and loan services, sales of loans and investment securities, capital markets products and bank-owned life insurance. The Bank’s principal expenses include interest expense on deposits, borrowings and other debt obligations, employee compensation and benefits, occupancy and facility-related costs, technology and other administrative expenses. The Bank’s volumes, and accordingly, the financial results, are affected by the economic environment, including interest rates, consumer and business confidence and spending, as well as the competitive conditions within the Bank’s geographic footprint.

On January 30, 2009, SHUSA became a wholly owned subsidiary of Banco Santander, S.A. (“Santander”). Santander is a retail and commercial bank, headquartered in Spain, with a global presence in 10 core markets. At the end of the first half of 2012, Santander was the largest bank in the euro zone and 20th in the world by market capitalization. Founded in 1857, Santander had at June 30, 2012 €1,418 billion in managed funds, more than 100 million customers, 14,569 branches - more than any other international bank - and approximately 187,000 employees. Furthermore, it has relevant positions in the United Kingdom, Portugal, Germany, Poland, Argentina, Brazil, Mexico, Chile, and U.S. Santander had €1.7 billion in net attributable profit in the first six months of 2012 primarily generated in Brazil 26%, Spain 14%, United Kingdom 13%, Mexico 12% and U.S. 10%.

Santander Consumer USA, Inc. (SCUSA), a specialized consumer finance company engaged in the purchase, securitization, and servicing of retail installment contracts originated by automobile dealers, was a consolidated subsidiary prior to December 31, 2011. On December 31, 2011, SCUSA increased its share capital through the issuance of shares to third party investors and certain members of its management for approximately $1.16 billion. Also on December 31, 2011, SCUSA's investors entered into a shareholder agreement providing each of its investors with certain board representation, governance, registration and other rights with respect to their ownership interests in SCUSA thereby requiring each of its investors to jointly manage SCUSA and share control over it. As a result, the Company's ownership interest was reduced to approximately 65% and its power to direct the activities that most significantly impact SCUSA's economic performance was reduced so that the Company no longer has a controlling interest in SCUSA.  Accordingly, SCUSA was deconsolidated on December 31, 2011, and is now accounted for as an equity method investment (the "SCUSA Transaction").

Following the acquisition by Santander, the Company began to change its strategy substantially. The Company has successfully completed the first phase which included stabilization and turning around the operating results of the Company. Successful stabilization efforts have included improving risk management and collections, improving the Company’s margins and efficiency. The second phase, transformation, beginning in 2010 and expected to continue through 2014, focuses on strengthening the soundness, sustainability, and competitiveness of the retail and commercial bank.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Noteworthy accomplishments in 2011 and the first half of 2012 include execution of the national bank charter change, the 10th consecutive quarter of profitability as of the second quarter of 2012, continuing to remain profitable and strengthening the Company's competitive position during the current challenging economic times, growth in the deposit base, increase in loan production to small businesses by more than 30% since 2010, continued improvements in the asset quality of the Bank's loan portfolio which included reducing non-performing loans to total loans to below 3% and a reduction in the run-off portfolio, increase in capital, and improvement in the cost to asset ratio. Global Banking and Market's (GBM) net revenue increased year-over-year due to strong loan and fee income growth. In addition the Company also expansed into energy and technology sectors in Corporate banking, which has and will continue to make it possible to attract new clients to the Bank.

During the second quarter of 2012, the Company successfully launched a new proprietary technology platform and servicing portal, which impacted the majority of its customer accounts. This migration allows the Company to better compete and actively bring to market its capabilities.

Moving forward, the Company's priorities to transform the franchise include the following key initiatives:

•
Retail Banking efforts are focused on increasing market share in the existing primary service area, cross-selling to existing and new customers, and reducing dependence on third-party service providers. Significant initiatives in Retail Banking include transforming the retail banking platform and subsequent implementation of more robust product applications and MIS, enhancing the online, ATM, and call center platforms, introducing mobile banking and enhanced functionality in the existing electronic banking platform, and developing the capability to issue and service credit cards directly.

•
Growing Corporate Banking is a key priority for the Bank. Management plans to take a measured and gradual approach to building a strong franchise. Significant Corporate Banking initiatives include strengthening the Large Corporate unit as a competitive provider for large corporate customers, balancing penetration of different Corporate Banking units within the Bank's footprint in New England, Metro New York, and the Mid-Atlantic region, upgrading the technology platform and operational capabilities.

•
Management's priority in GBM is to grow the business by developing relationships in the U.S. with global companies through a sector specific approach with a differentiated product offering. This will include different types of financing, hedging and transactional services with the objective of improving the existing cross-selling and increasing revenue per client. GBM also expects to grow as a product provider to the Large Corporate and Middle Market client segments served by the Bank.

•
Integrating information technology and operations systems by building a reliable and sales-oriented technology infrastructure to drive efficiency across all areas of the Bank. This allows leverage of the Company's access to Santander's factories, technology expertise and cost management approach as appropriate to minimize costs while maintaining quality of service.

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

CURRENT REGULATORY ENVIRONMENT

National Charter Change and conversion to a Bank Holding Company

Effective on January 26, 2012, the Bank converted from a federal savings bank to a national banking association. In connection with the charter conversion, the Bank changed its name to Sovereign Bank, N.A. Also, effective on January 26, 2012, the Company became a bank holding company.

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

As a bank holding company, the Company is subject to the comprehensive, consolidated supervision and regulation of the Federal Reserve Bank ("FRB"). The Company is subject to risk-based and leverage capital requirements and information reporting requirements. The Company is “well capitalized” as of June 30, 2012 under the FRB's capital standards.

Additionally, because the Company has more than $50.0 billion in total consolidated assets, as a bank holding company, it is subject to the heightened prudential and other requirements for large bank holding companies.  The Dodd-Frank Act imposes heightened prudential requirements on bank holding companies with at least $50.0 billion in total consolidated assets and requires the FRB to establish prudential standards for such large bank holding companies that are more stringent than those applicable to other bank holding companies, including standards for risk-based capital requirements and leverage limits, liquidity, risk-management requirements, and credit exposure reporting and concentration limits. As part of the Dodd-Frank enhanced supervision framework, the Company expects to be subject to annual stress tests by the FRB in 2013, and the Company and the Bank will be required to conduct semi-annual and annual stress tests, respectively, reporting results to the FRB and the OCC. The FRB also has discretionary authority to establish additional prudential standards, on its own or at the Financial Stability Oversight Council's recommendation, regarding contingent capital, enhanced public disclosures, short-term debt limits, and otherwise as it deems appropriate.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act” (“Dodd-Frank Act”)

On July 21, 2010, President Obama signed into law the Dodd-Frank Act, which has been a significant development for the industry. The elements of the act addressing financial stability are largely focused on issues related to systemic risks and capital markets-related activities. The act includes a number of specific provisions designed to promote enhanced supervision and regulation of financial firms and financial markets, protect consumers and investors from financial abuse and provide the government with tools to manage a financial crisis and raise international regulatory standards. The act also introduced a substantial number of reforms that reshape the structure of the regulation of the financial services industry.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The true impact of this legislation to the Company and the industry will be unknown until these reforms are complete, although they have and will involve higher compliance costs. Certain elements, such as the debit interchange legislation, have negatively affected the Company’s revenue and earnings; while certain other elements will phase in the heightened capital standards, including eliminating trust preferred securities as tier 1 regulatory capital for certain financial institutions. Other impacts include increases to the levels of deposit insurance assessments on large insured depository institutions, changes to the nature and levels of fees charged to consumers, changes to the types of derivative activities that the Bank and other insured depository institutions may conduct, and other increases to capital, leverage and liquidity requirements for banks and bank holding companies. Financial institutions deemed to be systemically important (generally defined as financial institutions, similar to the Company, with greater than $50.0 billion in total assets) will be subject to additional prudential standards and supervision and requirements to develop resolution plans for potential economic and market events that could have a significant negative impact on their business. These changes could impact the future profitability and growth of the Company.

Basel III

In December 2010, the Basel Committee on Banking Supervision issued “Basel III: A global regulatory framework for more resilient banks and banking systems” (“Basel III”). Basel III is a comprehensive set of reform measures designed to strengthen the regulation, supervision and risk management of the banking sector, and introduces for the first time an official definition and guideline for Tier 1 common equity and liquidity.

Beginning January 1, 2013, banks with regulators adopting the Basel III capital framework in full will be required to meet the following minimum capital ratios - 3.5% common equity Tier 1 to risk-weighted assets, 4.5% Tier 1 capital to risk-weighted assets and 8.0% total capital to risk-weighted assets. The implementation of the capital conservation buffer will begin on January 1, 2016 at 0.625% and be phased in over a four-year period (increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019). When the requirements for the fully phased-in capital conservation buffer are included, the resulting minimum levels for Tier 1 capital and total risk-based capital will be higher than the U.S.'s current "well-capitalized" minimums. While the rules are still under review, the Company expects to be able to satisfy the Basel III capital framework when U.S. regulations corresponding to it are finalized.

The Basel III liquidity framework could require U.S. banks to initiate additional liquidity management initiatives, including liquid assets, issuing term debt, and modifying product pricing for loans, commitments, and deposits. U.S. regulators have indicated that they may elect to make certain refinements to the Basel III liquidity framework.While the Company has a strong liquidity position, the impact of the Basel III liquidity framework to the Company is unknown.

Durbin Amendment

On June 29, 2011, the FRB issued the final rule implementing the debit card interchange fee and routing regulation rules pursuant to the “Durbin amendment”. The final rule establishes standards for assessing whether debit card interchange fees received by debit card issuers are “reasonable and proportional” to the costs incurred by issuers for electronic debit transactions. In addition, the final rule prohibits network exclusivity arrangements on debit cards to ensure merchants have choices in how debit card transactions are routed. The effective date for the provision regarding debit card interchange fees and the network exclusivity prohibition was October 1, 2011 and April 1, 2012, respectively. The negative impact of the Durbin amendment has been approximately $50-60 million on an annual basis.

Comprehensive Capital Analysis and Review (CCAR)

On January 24, 2012, the federal banking regulators published proposed rules on annual stress tests to be performed by banks having total consolidated assets of more than $10 billion. The Company would be subject to these annual tests. Such tests are already required by the Dodd-Frank Act. In addition to the annual stress testing requirement, under the proposal, the Company will also be subject to certain reporting and disclosure requirements. The Company will be required to conduct its first stress test and report results to the FRB in January 2013.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Foreclosure Matters

See discussion on foreclosure matters in Note 12 to the Consolidated Financial Statements.

CREDIT RISK ENVIRONMENT

Economy

Three years after the official end of the longest and deepest recession since World War II, the United States is continuing to undergo a slower-than-average recovery, similar to the experience of other countries facing financial crises. Growth isn't accelerating as swiftly as it normally does in a recovery, and that's rendering the economy particularly vulnerable to possible shocks, such as war, terrorism and severe natural disasters. U.S. real gross domestic product increased at an annual rate of 1.5 percent in the second quarter of 2012. In the first quarter, real GDP increased 2.0 percent. On an annual basis, the economy is expected to grow at a rate of 1.9% to 2.4% in 2012. The international economy will grow even more slowly than previously expected as flagging momentum in the U.S., a fiscal crisis in Europe and tumbling demand in China and India keep the recovery lethargic, according to the International Monetary Fund. The IMF lowered its outlook for expansion to 3.5% this year, and it isn’t much more optimistic for next year, when it says the global economy will grow 3.9%.

Unemployment in the United States continues to remain near historically high levels, and conditions are expected to remain challenging for financial institutions into 2012. The unemployment rate fell from a peak of 10.0% in late 2009 to 8.2 % by June 2012. The unemployment rate in the majority of the Company's principal locations is lower than the national average.

Conditions in the housing market have been difficult over the past few years and declining real estate values and financial stress on borrowers have resulted in elevated levels of delinquencies and charge-offs. Accordingly, consumers and financial institutions remain cautious as weak housing markets, high unemployment, and volatile global credit and market environments remain a concern.

Conditions in the housing market have significantly impacted areas of the Company’s business. Certain segments of the Bank’s consumer and commercial loan portfolios have exposure to the housing market. Total residential real estate loans including held for sale grew consistently at $11.6 billion at June 30, 2012 compared to $11.6 billion at December 31, 2011, and Alt-A residential real estate loans (also known as limited documentation) reduced moderately at $1.4 billion at June 30, 2012 and $1.5 billion at December 31, 2011. Charge-offs on the Alt-A residential real estate loans were $10.0 million and $14.6 million during the three-month and six-month periods ended June 30, 2012 compared to $9.5 million and $17.0 million for the corresponding periods in the prior year. Future performance of the residential loan portfolio will continue to be significantly influenced by home prices in the residential real estate market, unemployment and general economic conditions.

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

European Exposure

Recent economic market developments have raised doubt about the credit quality of certain European jurisdictions. Other than transactions with the parent company, Santander, as further described in Note 13 to the Consolidated Financial Statements, the Company's exposure to European countries includes the following :

Country	Covered Bonds	Financial Institution Bonds	Non-Financial Institutions Bonds	Government Institution Bonds	Total
	(in thousands)
Germany	$—	$—	$37,000	$—	$37,000
Spain	92,395	—	121,160	74,750	288,305
Switzerland	102,000	44,010	—	—	146,010
Great Britain	53,548	142,235	95,065	—	290,848
Netherlands	99,350	71,700	5,000	—	176,050
Sweden	78,372	—	—	—	78,372
France	—	98,400	30,000	—	128,400
Greece	—	—	—	—	—
Ireland	—	—	—	—	—
Italy	—	—	69,768	—	69,768
Portugal	—	—	74,300	—	74,300
	$425,665	$356,345	$432,293	$74,750	$1,289,053

Overall, gross exposure to the foregoing countries is less than 2.0% of the Company's total assets as of June 30, 2012. The Company currently does not have credit protection on any of these exposures. The Company enters into cross currency swaps in order to hedge the foreign exchange risk on certain Euro denominated investments.

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

Spain and Santander

Standard and Poor's: On February 13, 2012, Standard and Poor's downgraded Spanish banks due to the expectation that their profitability could remain below the historical average over the medium term, owing to high credit provisions which could impair the Spanish banking system's competitive dynamics. Santander's long-term debt rating was downgraded from AA- to A+ with a negative outlook. On April 30, 2012 Standard and Poor's downgraded Banco Santander's long-term rating from A+ to A- with negative outlook.
Fitch: On January 27, 2012, Fitch downgraded the Kingdom of Spain from AA- to A, and on June 7, 2012 downgraded again from A to BBB. On February 13, 2012, Fitch downgraded sixteen Spanish banks, including Banco Santander from AA- to A, and on June 11, 2012, downgraded Banco Santander again from A to BBB+ with a negative outlook.
Moody's: On February 13, 2012 Moody's lowered the ratings of the Kingdom of Spain from A1 to A3 with negative outlook, and on June 7, 2012, downgraded again from A3 to Baa3. On February 16, 2012, Moody's put over 100 banks, including certain Spanish banks on rating review for possible downgrade. On May 17, 2012 Moody's downgraded Banco Santander from Aa3 to A3 with negative outlook, and on June 25, 2012, downgraded again from A3 to Baa2.

SHUSA and the Bank

During 2012, these rating agencies took the following actions regarding the Company and the Bank:

Standard and Poor's: On February 13, 2012, in conjunction with its downgrade of Banco Santander, Standard and Poor also downgraded SHUSA and the Bank's ratings from A+ with negative outlook to A with negative outlook. On April 30, 2012, Standard and Poor's lowered its credit ratings of SHUSA and the Bank to BBB+ from A with negative outlook. At the same time, Standard and Poor's lowered its subordinated and preferred ratings on SHUSA and the Bank and placed the ratings on CreditWatch with negative implications. The rating actions on SHUSA and the Bank follow the downgrade of Santander. Based on Standard and Poor's group methodology criteria, these rating actions are linked because as SHUSA is considered as "highly strategic" to Santander.

Fitch: On February 13, 2012, in conjunction with its downgrade of Banco Santander, Fitch also downgraded SHUSA and the Bank's ratings from A+ with negative outlook to A- with negative outlook. On June 11, 2012, Fitch downgraded both SHUSA and the Bank's long-term ratings from A- to BBB due to their downgrade of Banco Santander on the same day.

Moody's: On May 18, 2012, as a result of the Santander downgrade, SHUSA and the Bank were lowered from Baa1 to Baa2 with a negative outlook and A2 to A3 with negative outlook, respectively. Moody's further downgraded the Bank's rating from A3 to Baa1 on June 27, 2012 due to its downgrade of Santander two days prior. SHUSA and Sovereign's ratings remain under review by Moody's in conjunction with their review of the ratings of Spain as well as Santander.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CURRENT INTEREST RATE ENVIRONMENT

Net interest income represents a significant portion of the Company’s revenues. Accordingly, the interest rate environment has a substantial impact on the Company’s earnings. Currently, the Company is in an asset sensitive interest rate risk position. During the three-months ended June 30, 2012, the net interest margin decreased to 2.47% from 4.74% in the three-month period ended June 30, 2011. This decrease is primarily attributable to the impact of the SCUSA Transaction, which accounted for approximately 2.18% of the total 2.27% decrease. During the six months ended June 30, 2012, the net interest margin decreased to 2.52% from 4.88% in the six-month period ended June 30, 2011. This decrease is primarily attributable to the impact of the SCUSA Transaction, which accounted for approximately 2.21% of the total 2.36% decrease. Net interest margin in future periods will be impacted by several factors such as, but not limited to, the Company’s ability to grow and retain core deposits, the future interest rate environment, loan and investment prepayment rates, and changes in non-accrual loans. See the discussion of “Asset and Liability Management” practices, including the estimated impact of changes in interest rates on the Company’s net interest income.

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

RESULTS OF OPERATIONS

GENERAL

The following tables show the Company's results of operations on a pro-forma basis (assuming the SCUSA Transaction occurred on January 1, 2009) for the three-month and six-month periods ended June 30, 2011 as well as actual results for the three-month and six-month periods ended June 30, 2012. See further discussion on the SCUSA Transaction in the Executive Summary section of this MD&A and Note 1 to the Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three-Month Period Ended
	June 30, 2011			June 30, 2012
	SHUSA as reported (1)	Proforma adjustments (2)	Unaudited Pro-forma Balance (3)	SHUSA as reported (4)

	(in thousands)
Net interest income	$949,727	$(535,501)	$414,226	$423,619
Provision for credit losses	(273,144)	148,261	(124,883)	(107,700)
Total non-interest income	246,826	60,798	307,624	312,557
General and administrative expenses	(452,638)	133,253	(319,385)	(378,248)
Other expenses	(46,301)	1,091	(45,210)	(33,192)
Income before income taxes	424,470	(192,098)	232,372	217,036
Income tax provision	(145,419)	118,676	(26,743)	(33,309)
Net income	$279,051	$(73,422)	$205,629	$183,727

	Six-Month Period Ended
	June 30, 2011			June 30, 2012
	SHUSA as reported (1)	Proforma adjustments (2)	Unaudited Pro-forma Balance (3)	SHUSA as reported (4)

	(in thousands)
Net interest income	$1,932,154	$(1,082,111)	$850,043	$854,517
Provision for credit losses	(580,916)	270,003	(310,913)	(210,800)
Total non-interest income	556,220	117,449	673,669	645,391
General and administrative expenses	(905,438)	272,122	(633,316)	(733,938)
Other expenses	(83,773)	2,209	(81,564)	(70,676)
Income before income taxes	918,247	(420,328)	497,919	484,494
Income tax provision	(322,133)	236,491	(85,642)	(71,780)
Net income	$596,114	$(183,837)	$412,277	$412,714

(1)	Amounts represent historical financial information from our Quarterly Report on Form 10-Q for the three-month and six-month periods ended June 30, 2011.

(2)
Reflects the deconsolidation of SCUSA and adjustments relating to normal recurring intercompany transactions between SHUSA and SCUSA, which as a result of the deconsolidation would no longer be eliminated.

(3)	Amounts represent a non-GAAP financial measure and is presented to assist in the evaluation of SHUSA's results.

(4)	Amounts represent financial information from the Consolidated Statement of Comprehensive Income as reported in this Quarterly Report on Form 10-Q

The Company reported pre-tax income of $217.0 million and $484.5 million for the three-month and six-month periods ended June 30, 2012, compared to $424.5 million and $918.2 million for the three-month and six-month periods ended June 30, 2011. Results for the three-month and six-month periods ended June 30, 2012 compared to the three-month and six-month period ended June 30, 2011 were primarily impacted by the SCUSA Transaction.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
THREE-MONTH PERIODS ENDED JUNE 30, 2012 AND 2011
	2012			2011
	Average Balance	Tax Equivalent Interest	Yield/ Rate	Average Balance	Tax Equivalent Interest	Yield/ Rate
	(in thousands)
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$19,325,414	$109,824	2.27%	$17,299,485	$110,815	2.56%
LOANS(1):
Commercial loans	23,932,779	221,261	3.71%	22,152,294	229,398	4.15%
Multi-family	7,224,483	88,345	4.91%	6,949,925	87,657	5.05%
Consumer loans:
Residential mortgages	11,666,647	122,755	4.21%	11,555,467	132,075	4.57%
Home equity loans and lines of credit	6,810,167	62,932	3.72%	6,936,976	67,200	3.89%
Total consumer loans secured by real estate	18,476,814	185,687	4.03%	18,492,443	199,275	4.31%
Auto loans	651,975	10,989	6.78%	16,121,878	636,003	15.82%
Other	2,231,114	38,442	6.93%	2,444,980	48,943	8.03%
Total consumer	21,359,903	235,118	4.41%	37,059,301	884,221	9.57%
Total loans	52,517,165	544,724	4.16%	66,161,520	1,201,276	7.28%
Allowance for loan losses	(1,076,272)	—	—	(2,229,928)	—	—
NET LOANS	51,440,893	544,724	4.25%	63,931,592	1,201,276	7.53%
TOTAL EARNING ASSETS	70,766,307	654,548	3.71%	81,231,077	1,312,091	6.47%
Other assets	12,110,165			11,411,751
TOTAL ASSETS	$82,876,472			$92,642,828
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest bearing demand deposits	$9,221,225	$3,669	0.16%	$9,504,974	$5,062	0.21%
Savings	3,812,357	1,685	0.18%	3,540,192	1,134	0.13%
Money market	16,398,288	20,516	0.50%	15,481,588	25,030	0.65%
Certificates of deposit	11,835,506	32,166	1.09%	11,403,584	33,262	1.17%
TOTAL INTEREST BEARING DEPOSITS	41,267,376	58,036	0.57%	39,930,338	64,488	0.65%
BORROWED FUNDS:
FHLB advances	11,272,709	94,791	3.38%	9,835,508	109,419	4.46%
Federal funds and repurchase agreements	3,442,623	3,112	0.36%	1,624,309	1,549	0.38%
Other borrowings	3,740,767	62,675	6.74%	19,627,062	175,182	3.58%
TOTAL BORROWED FUNDS	18,456,099	160,578	3.49%	31,086,879	286,150	3.69%
TOTAL INTEREST BEARING FUNDING LIABILITIES	59,723,475	218,614	1.47%	71,017,217	350,638	1.98%
Noninterest bearing demand deposits	8,126,999			7,619,780
Other liabilities	2,016,761			2,241,875
TOTAL LIABILITIES	69,867,235			80,878,872
STOCKHOLDER’S EQUITY	13,009,237			11,763,956
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$82,876,472			$92,642,828
TAXABLE EQUIVALENT NET INTEREST INCOME		$435,934			$961,453
NET INTEREST SPREAD (2)			2.24%			4.50%
NET INTEREST MARGIN (3)			2.47%			4.74%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
SIX-MONTH PERIODS ENDED JUNE 30, 2012 AND 2011
	2012			2011
	Average Balance	Tax Equivalent Interest	Yield/ Rate	Average Balance	Tax Equivalent Interest	Yield/ Rate
	(in thousands)
EARNING ASSETS
INVESTMENTS AND INTEREST-EARNING DEPOSITS	$19,041,109	$220,389	2.32%	$16,504,606	$236,267	2.86%
LOANS(1):
Commercial loans	23,520,109	439,095	3.75%	22,208,305	456,403	4.14%
Multi-family	7,135,762	179,495	5.05%	6,880,969	175,569	5.13%
Consumer loans:
Residential mortgages	11,621,033	246,079	4.24%	11,524,767	263,427	4.57%
Home equity loans and lines of credit	6,825,799	127,128	3.75%	6,954,019	134,292	3.89%
Total consumer loans secured by real estate	18,446,832	373,207	4.05%	18,478,786	397,719	4.32%
Auto loans	761,874	26,254	6.93%	16,669,820	1,274,875	15.42%
Other	2,246,138	77,320	6.92%	2,164,743	102,777	9.57%
Total consumer	21,454,844	476,781	4.46%	37,313,349	1,775,371	9.58%
Total loans	52,110,715	1,095,371	4.22%	66,402,623	2,407,343	7.30%
Allowance for loan losses	(1,077,952)	—	—%	(2,216,443)	—	—%
NET LOANS	51,032,763	1,095,371	4.31%	64,186,180	2,407,343	7.55%
TOTAL EARNING ASSETS	70,073,872	1,315,760	3.77%	80,690,786	2,643,610	6.59%
Other assets	12,203,905			11,474,838
TOTAL ASSETS	82,277,777			92,165,624
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest bearing demand deposits	$9,265,826	$7,475	0.16%	$9,424,157	$10,024	0.21%
Savings	3,701,153	2,942	0.16%	3,509,375	2,191	0.13%
Money market	16,860,253	42,152	0.50%	15,048,825	49,118	0.66%
CDs	11,455,512	63,923	1.12%	10,629,286	61,438	1.17%
TOTAL INTEREST BEARING DEPOSITS	41,282,744	116,492	0.57%	38,611,643	122,771	0.64%
BORROWED FUNDS:
FHLB advances	10,828,700	187,568	3.48%	10,207,005	220,968	4.36%
Federal funds and repurchase agreements	3,505,096	5,652	0.32%	2,409,274	4,948	0.41%
Other borrowings	3,842,717	126,762	6.63%	19,103,162	339,149	3.57%
TOTAL BORROWED FUNDS	18,176,513	319,982	3.53%	31,719,441	565,065	3.58%
TOTAL INTEREST BEARING FUNDING LIABILITIES	59,459,257	436,474	1.47%	70,331,084	687,836	1.97%
Noninterest bearing demand deposits	7,903,322			7,385,927
Other liabilities	2,019,913			2,828,841
TOTAL LIABILITIES	69,382,492			80,545,852
STOCKHOLDER’S EQUITY	12,895,285			11,619,772
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$82,277,777			$92,165,624
TAX EQUIVALENT BASIS INTEREST INCOME		879,286			1,955,774
NET INTEREST SPREAD (2)			2.30%			4.63%
NET INTEREST MARGIN (3)			2.52%			4.88%

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

NET INTEREST INCOME

Net interest income for the three-month and six-month periods ended June 30, 2012 was $423.6 million and $854.5 million compared to $949.7 million and $1.9 billion for the same period in 2011. The decrease was primarily due to the impact of the SCUSA Transaction.

Interest on investment securities and interest-earning deposits was $101.0 million and $202.5 million for the three-month and six-month periods ended June 30, 2012, compared to $101.9 million and $218.1 million for the same period in 2011. The average balance of investment securities and interest-earning deposits was $19.3 billion and $19.0 billion with an average tax equivalent yield of 2.27% and 2.32% for the three-month and six-month periods ended June 30, 2012 compared to an average balance of $17.3 billion and $16.5 billion with an average yield of 2.56% and 2.86% for the same period in 2011. The increase in the six-month average balance resulted in an increase in interest income of $285.5 million, while the decrease in the six-month average tax equivalent yield resulted in a decrease in interest income of $301.4 million. At June 30, 2012, the amount of US Government agency bonds increased to $5.7 billion from $4.0 billion at December 31, 2011. The portfolio of asset-backed securities decreased from $2.6 billion at December 31, 2011 to $1.8 billion at June 30, 2012. The portfolio is shifting to lower risk assets which provide a more stable source of liquidity.

Interest on loans was $0.5 billion and $1.1 billion for the three-month and six-month periods ended June 30, 2012, compared to $1.2 billion and $2.4 billion for the three-month and six-month periods in 2011. Average total loan balances, net of allowance for the three-month and six-month periods ended June 30, 2012 decreased $12.5 billion and $13.2 billion from the same period in the corresponding year and average yields decreased 3.28% and 3.24% for the three-month and six-month periods ended June 30, 2012 compared to the corresponding period in the prior year. The decrease is primarily due to the impact of the SCUSA Transaction. Net of the SCUSA Transaction, interest on loans has increased due to origination volume.

Interest on deposits and related customer accounts was $58.0 million and $116.5 million for the three-month and six-month periods ended June 30, 2012, compared to $64.5 million and $122.8 million for the same period in 2011. The average balance of deposits were $41.3 billion for three-month and six-month periods with an average cost of 0.57% for the three-month and six-month periods ended June 30, 2012 compared to an average balance of $39.9 billion and $38.6 billion with an average cost of 0.65% and 0.64% for the same period in 2011. The increase in the six-month average balance resulted in an increase in interest expense of $51.5 million, while the decrease in the six-month average cost resulted in a decrease in interest expense of $57.8 million.

Interest on borrowed funds was $160.6 million and $320.0 million for the three-month and six-month periods ended June 30, 2012, compared to $286.2 million and $565.1 million for the same period in 2011. The decrease is primarily due to the impact of the SCUSA Transaction. The average balance of total borrowings was $18.5 billion and $18.2 billion with an average cost of 3.49% and 3.53% for the three-month and six-month periods period ended June 30, 2012 compared to an average balance of $31.1 billion and $31.7 billion with an average cost of 3.69% and 3.58% for the same period in 2011. The change in the six-month average balance resulted in a decrease in interest expense of $229.4 million, while the change in the six-month average cost resulted in a decrease in interest expense of $15.7 million. The average balance of Bank borrowings was $15.8 billion and $15.5 billion with an average cost of 3.06% and 3.10% for the three-month and six-month periods ended June 30, 2012 compared to an average balance of $13.4 billion and $14.5 billion with an average cost of 4.42% and 4.13% for the same period in 2011. The average balance of holding company borrowings was $2.7 billion with an average cost of 5.98% and 5.96% for the three-month and six-month periods ended June 30, 2012 compared to an average balance of $3.1 billion with an average cost of 5.11% and 4.93% for the same period in 2011. Also included in the three-month and six-month periods ended June 30, 2011 were average borrowings totaling $14.6 billion and $14.1 billion with an average cost of 2.72% related to SCUSA.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

PROVISION FOR CREDIT LOSSES

The provision for credit losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for credit losses for the three-month and six-month periods ended June 30, 2012 was $107.7 million and $210.8 million, compared to $273.1 million and $580.9 million for the same periods in 2011. Excluding SCUSA, the provision for credit losses for the three-month and six-month periods ended June 30, 2011 was $124.9 million and $310.9 million. The decrease in provision can be attributed to an overall improvement in the credit quality of the loan portfolio with decreases in net charge-offs, delinquent loans and non-accrual loans compared to same period a year ago.

The following table presents the activity in the allowance for credit losses for the periods indicated:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Allowance for loan losses, beginning of period	$1,082,014	$2,207,347	$1,083,492	$2,197,450
Allowance recorded as part of loans transferred from Santander	—	—	3,341	—
Charge-offs:
Commercial	88,893	143,340	184,108	255,679
Consumer secured by real estate	37,705	38,998	74,074	68,065
Consumer not secured by real estate	24,051	163,776	49,420	352,755
Total charge-offs	150,649	346,114	307,602	676,499
Recoveries:
Commercial	6,400	12,811	20,558	19,711
Consumer secured by real estate	1,215	1,268	4,355	2,411
Consumer not secured by real estate	8,821	67,514	19,072	143,206
Total recoveries	16,436	81,593	43,985	165,328
Charge-offs, net of recoveries	134,213	264,521	263,617	511,171
Provision for loan losses (1)	107,700	284,147	232,285	540,694
Allowance for loan losses, end of period	$1,055,501	$2,226,973	$1,055,501	$2,226,973
Reserve for unfunded lending commitments, beginning of period	$235,000	$351,846	$256,485	$300,621
Provision for unfunded lending commitments (1)	—	(11,003)	(21,485)	40,222
Reserve for unfunded lending commitments, end of period	$235,000	$340,843	$235,000	$340,843
Total allowance for credit losses, end of period	$1,290,501	$2,567,816	$1,290,501	$2,567,816

(1)	The provision for credit losses on the Consolidated Statement of Comprehensive Income is the sum of the total provision for loan losses and provision for unfunded lending commitments.
The credit quality of the loan portfolio has a significant impact on the Company’s operating results. The Company continues to experience overall credit quality improvement including signs of improvement in the commercial and consumer portfolios beginning in 2010 and continuing through 2012. The net charge-offs were $134.2 million and $263.6 million during the three-month and six-month periods ended June 30, 2012 compared to $264.5 million and $511.2 million during the corresponding period in the prior year. Excluding SCUSA , net charge-offs for the three-month and six-month periods ended June 30, 2011 were $185.3 million and $334.4 million. The Company's charge-offs decreased for the three-months ended June 30, 2012 compared to June 30, 2011 due to a decrease in commercial loan charge-offs.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-INTEREST INCOME

Total non-interest income was $312.6 million and $645.4 million for the three-month and six-month periods ended June 30, 2012, compared to $246.8 million and $556.2 million for the same periods in 2011. Non-interest income fluctuation was impact by the activity in the below components.

Income/(expense) from equity method investments was $106.6 million and $263.9 million for the three-month and six-month periods ended June 30, 2012 compared to $(3.3) million and $(6.1) million for the three-month and six-month periods ended June 30, 2011. The fluctuation was primarily caused by the impact of the SCUSA Transaction. See further discussion on the SCUSA Transaction in the Executive Summary section of this MD&A and Note 1 to the Consolidated Financial Statements.

Consumer fees were $61.4 million and $122.9 million for the three-month and six-month periods ended June 30, 2012, compared to $164.9 million and $337.8 million for the same periods in 2011. Excluding the consumer fees from SCUSA in 2011, consumer fees were $81.8 million and $154.5 million for the same periods in 2011. The decrease for the three-month and six-month periods ended June 30, 2012 is due to decreases in consumer deposit fees of $12.8 million and $21.8 million, respectively, which were primarily attributable to the impact of the Durbin amendment.

Commercial fees were $43.3 million and $89.7 million for the three-month and six-month periods ended June 30, 2012, compared to $41.7 million and $86.3 million for the same periods in 2011. The Company has been able to maintain the commercial fee levels in spite of declining commercial loan balances due to pricing changes on the commercial deposit and loan portfolios as well as higher syndication fees.

Mortgage banking income/(expense) consists of fees associated with servicing loans not held by the Company, as well as amortization and changes in the fair value of mortgage servicing rights and recourse reserves. Mortgage banking income/(expense) results also include gains or losses on the sales of mortgage, home equity loans and lines of credit and mortgage-backed securities that were related to loans originated or purchased and held by the Company, as well as gains or losses on mortgage banking derivative and hedging transactions. Mortgage banking derivative instruments include principally interest rate lock commitments and forward sale commitments.

Net mortgage banking income was composed of the following components:

	Three-Month Period Ended June 30, 2012		Six-Month Period Ended June 30,
	2012	2011	2012	2011
	(in thousands)
Mortgage servicing fees	$16,095	$12,913	$28,050	$25,757
Sales of mortgage loans and related securities	$9,373	$393	$24,865	$6,074
Net losses from changes in fair value	(20,984)	—	(19,158)	—
Net gains on hedging activities	7,326	3,723	5,960	234
Amortization of mortgage servicing rights	(161)	(9,651)	(522)	(20,811)
Residential mortgage servicing rights impairments	—	(4,533)	—	(2,851)
Charges related to multi-family loans sold with recourse	(505)	(474)	(2,235)	(923)
Multi-family mortgage servicing rights recoveries	88	264	88	4,749
Total mortgage banking income, net	$11,232	$2,635	$37,048	$12,229
Sales of mortgage loans have increased for the three-month period June 30, 2012 compared to June 30, 2011. For the three-month and six-month periods ended June 30, 2012, the Company sold $821.7 million and $1.5 billion of loans at gains of $9.4 million and $24.9 million, compared to $186.7 million and $520.4 million of loans at gains of $0.4 million and $6.1 million for the corresponding periods in the prior year.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

At June 30, 2012 and December 31, 2011 the Company serviced residential real estate loans for the benefit of others totaling $13.6 billion and $13.7 billion, respectively. The carrying value of the related mortgage servicing rights at June 30, 2012 and December 31, 2011 was $95.5 million and $91.3 million, respectively.

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

The Company has established a liability related to the fair value of the retained credit exposure for multi-family loans sold to Fannie Mae. This liability represents the amount that the Company estimates that it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon internal specific information and an industry-based default curve with a range of estimated losses. At June 30, 2012 and December 31, 2011, the Company had a $130.2 million and $135.5 million liability related to the fair value of the retained credit exposure for loans sold to Fannie Mae under this sales program.

At June 30, 2012 and December 31, 2011, the Company serviced $8.5 billion and $9.3 billion, respectively, of multi-family loans for Fannie Mae that had been sold to Fannie Mae pursuant to this program with a credit loss exposure of $161.7 million and $167.4 million, respectively; losses, if any, resulting from representation and warranty impediments would be in addition to the credit loss exposure . As a result of this retained servicing on multi-family loans sold to Fannie Mae, the Company had a loan servicing assets of $0.4 million at December 31, 2011. This servicing asset has been completely amortized during the second quarter of 2012. During the three-month and six-month periods ended June 30, 2012, the Company recorded servicing asset amortization of $0.2 million and $0.5 million compared to $0.9 million and $3.1 million for the comparable periods in the prior year. During the three-month and six-month periods ended June 30, 2012, the Company recorded net servicing recoveries of $0.1 million. Additionally, during the three-month and six-month periods ended June 30, 2011, the Company recorded net servicing recoveries of $0.3 million and $4.7 million, respectively.

Bank owned life insurance ("BOLI") income represents fluctuations in the cash surrender value of life insurance policies for certain employees where the Bank is the beneficiary of the policies, as well as the receipt of insurance proceeds. The BOLI income was $16.5 million and $30.9 million for the three-month and six-month periods ended June 30, 2012, compared to $13.4 million and $27.3 million for the comparable periods in the prior year.

Net gains on investment securities were $61.0 million and $76.5 million for the three-month and six-month periods ended June 30, 2012, compared to net gains of $20.1 million and $81.9 million for the same periods in 2011. In May 2012, the Company sold $918.7 million of FHLMC and FNMA mortgage-backed debt securities for a gain of $40.0 million. There were no other-than-temporary impairment charges in earnings recognized in the three-month and six-month periods ended June 30, 2012. Other-than-temporary impairment charges of $325 thousand were recognized in three-month and six-month periods ended June 30, 2011.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three-month and six-month periods ended June 30, 2012 were $378.2 million and $733.9 million, compared to $452.6 million and $905.4 million for the same periods in 2011. The decrease in expenses is primarily due to the impact of the SCUSA Transaction in 2011. Excluding the impact of the SCUSA Transaction in 2011, general and administrative expenses increased by $58.9 million and $100.6 million. The increases were due primarily to increased compensation and benefit expenses, increased loan servicing expenses, increase in outside services fees, increase in occupancy and equipment expenses and expenses related to the IT transformation.

During the second quarter of 2012, the Company successfully launched a new proprietary technology platform and servicing portal, which impacted the majority of its customer accounts. This migration allows the Company to better compete and actively bring to market its capabilities. While considered highly successful, the conversion carries with it inherent operational and other risks which could give rise to certain losses. Accordingly, during the three months ended June 30, 2012, the Company established an $18.0 million reserve for contingent liabilities in connection with the conversion based on its experience from previous migrations.

OTHER EXPENSES

Other expenses consist primarily of amortization of intangibles, deposit insurance expense, merger related and integration charges, and other restructuring and proxy and related professional fees. Other expenses were $33.2 million and $70.7 million for the three-month and six-month periods ended June 30, 2012, compared to $46.3 million and $83.8 million for the same periods in 2011. Other expenses included lower intangible amortization expense offset by loss on debt extinguishment.

The Company recorded intangible amortization expense of $9.4 million and $20.1 million for the three-month and six-month periods ended June 30, 2012, compared to $16.1 million and $29.9 million for the corresponding periods in the prior year. The decrease in the current year period is due primarily to decreased core deposit intangible amortization expense on previous acquisitions and assets that become fully amortized during the year.

INCOME TAX PROVISION/ (BENEFIT)

An income tax provision of $33.3 million and 71.8 million was recorded for the three-month and six-month periods ended June 30, 2012, compared to $145.4 million and 322.1 million for the same period in 2011, resulting in an effective tax rate of 15.3% and 14.8% for the three-month and six-month periods ended June 30, 2012 compared to 34.3% and 35.1% for the comparable periods in 2011. The decrease is primarily due to the impact of the SCUSA Transaction and the tax benefit from investment tax credits related to a direct-financing lease transaction during the quarter.

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

During the first quarter of 2012, the Company's funds transfer pricing (FTP) methodology was modified to better represent the actual costs of funds of the Company, which included adding a liquidity premium to compute an appropriate market participant spread for commercial loans and deposits by analyzing the mix of borrowings available to the Company with comparable maturity periods. Therefore, interest income increased for segments with a surplus of interest and non interest earning deposits and interest expense increased for those segments with a deficit of interest and non interest earning deposits. Prior period results have been recast based on our best estimate to conform to current methodologies for the segments.

The Retail banking segment net interest income increased $3.8 million and decreased $3.1 million to $218.2 million and $426.1 million for the three-month and six-month periods ended June 30, 2012 compared to the corresponding periods in the preceding year. The net spread on a match funded basis for this segment was 1.28% and 1.26% for the three-month and six-month periods ended June 30, 2012 compared to 1.32% and 1.35% for the same periods in the prior year. The average balance of the Retail banking segment's loans was $24.4 billion and $24.4 billion for the three-month and six-month periods ended June 30, 2012 compared to $24.2 billion and $24.2 billion for the same period in the preceding year. The average balance of deposits was $37.7 billion and $37.4 billion for the three-month and six-month periods ended June 30, 2012 compared to $36.4 billion and $35.8 billion during the same period in the preceding year. Average assets for the three-month and six-month periods ended June 30, 2012 were $25.3 billion and $25.4 billion compared to $24.7 billion and $24.5 billion for the same periods in the preceding year. The provision for credit losses increased $22.7 million and decreased $7.9 million to $70.7 million and $136.6 million for the three-month and six-month periods ended June 30, 2012 compared to the corresponding periods in the preceding year. Total expenses were $225.0 million and $439.2 million for the three-month and six-month periods ended June 30, 2012, compared to $213.2 million and $414.4 million for the three-month and six-month periods ended June 30, 2011. The increase in total expenses is due to increased assets, as well as increased compensation and benefit expense within the Retail banking segment resulting from a higher headcount.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Corporate banking segment net interest income increased $4.7 million and $17.3 million to $108.5 million and $219.1 million for the three-month and six-month periods ended June 30, 2012 compared to the corresponding periods in the preceding year. The net spread on a match funded basis for this segment was 1.79% and 1.80% for the three-month and six-month periods ended June 30, 2012 compared to 1.76% and 1.74% for the same periods in the prior year. The average balance of loans for the three-month and six-month periods ended June 30, 2012 was $21.6 billion and $21.5 billion compared to $21.1 billion and $21.2 billion for the corresponding period in the prior year. The average balance of deposits for the three-month and six-month periods ended June 30, 2012 was $7.4 billion and 7.5 billion compared to $7.0 billion and $6.8 billion for the same periods in 2011. The provision for credit losses decreased $32.6 million and $88.6 million to $26.7 million and $10.7 million for the three-month and six-month periods ended June 30, 2012 compared to the same periods in the preceding year. Total expenses were $32.5 million and $62.4 million for the three-month and six-month periods ended June 30, 2012 compared to $27.1 million and $54.5 million for the corresponding periods in the prior year. Income before taxes increased $33.0 million and $92.3 million to $68.1 million and $180.9 million for the three-month and six-month periods ended June 30, 2012 compared to the same periods in 2011.
The Global Banking segment net interest income increased $13.6 million and $26.8 million to $25.4 million and $47.3 million for the three-month and six-month periods ended June 30, 2012 compared to the corresponding periods in the preceding year. The net spread on a match funded basis for this segment was 2.54% and 2.42% for the three-month and six-month periods ended June 30, 2012 compared to 1.65% and 1.69% for the same periods in the prior year. The average balance of loans for the three-month and six-month periods ended June 30, 2012 was $4.8 billion and $4.3 billion compared to $2.6 billion and $2.3 billion for the corresponding period in the prior year. Average assets for the Global Banking segment were $5.7 billion_ and $5.2 billion during the the three-month and six-month periods ended June 30, 2012 compared to $3.3 billion and $3.1 billion for the same periods in 2011. Average assets and loans increased in Global Banking due to the growth of the business, specifically after the conversion to a national bank in the first quarter of 2012, and the transfer of $374.0 million of commercial loans to the Company from Santander in the first quarter of 2012. Total expenses were $11.0 million and $21.4 million for the three-month and six-month periods ended June 30, 2012 compared to $2.5 million and $5.0 million for the corresponding periods in the prior year.
The Specialized Business segment net interest income decreased $6.7 million and $14.2 million to $10.2 million and $21.2 million for the three-month and six-month periods ended June 30, 2012 compared to the corresponding periods in the preceding year. The net spread on a match funded basis for this segment was 2.57% and 2.62% for the three-month and six-month periods ended June 30, 2012 compared to 2.76% and 2.73% for the same periods in the prior year. The average balance of loans for the three-month and six-month periods ended June 30, 2012 was $1.7 billion and $1.8 billion compared to $2.9 billion and $3.1 billion for the corresponding period in the prior year. The average balance of deposits was $189.2 million and $127.4 million for the three-month and period ended June 30, 2012 compared to $114.7 million and $118.3 million for the same period in 2011. The balances within this segment have been steadily decreasing due the segment primarily being comprised of portfolios in a run-off position. The provision for credit losses decreased $39.5 million and $82.0 million to a release of the provision of $17.8 million and $14.9 million for the three-month and six-month periods ended June 30, 2012. Total expenses were $6.6 million and $13.5 million for the three-month and six-month periods ended June 30, 2012, compared to $6.4 million and $13.9 million for the three-month and six-month periods ended June 30, 2011. Average assets for Specialized Business was $1.6 billion and $1.7 billion for the three-month and six-month periods ended June 30, 2012 and $2.7 billion and $2.9 billion for the same periods in 2011. Income before taxes increased $31.7 million and $67.3 million to $24.8 million and $30.9 million for the three-month and six-month periods ended June 30, 2012 compared to the same periods in 2011.
Loss before income taxes for Other decreased $26.1 million and $123.4 million to a $32.4 million and $106.5 million loss for the three-month and six-month periods ended June 30, 2012 compared to the corresponding periods in the preceding year. Net interest income decreased $6.0 million and $22.2 million to $61.3 million and $140.8 million for the three-month and six-month periods ended June 30, 2012 compared to the corresponding periods in the preceding year, due to the decreasing interest rate environment. Average assets for Other were $29.0 billion and $28.9 billion for the three-month and six-month periods ended June 30, 2012 and $25.4 billion and $24.8 billion for the same periods in 2011

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

On December 31, 2011, SCUSA increased its share capital through the issuance of shares to third party investors and certain members of its management for approximately $1.16 billion. Also on December 31, 2011, SCUSA's investors entered into a shareholder agreement providing each of its investors with certain board representation, governance, registration and other rights with respect to their ownership interests in SCUSA thereby requiring each of its investors to jointly manage SCUSA and share control over it. As a result, the Company's ownership interest was reduced to approximately 65% and its power to direct the activities that most significantly impact SCUSA's economic performance was reduced so that the Company no longer has a controlling interest in  SCUSA.  Accordingly, SCUSA was deconsolidated on December 31, 2011, and is accounted for as an equity method investment as of June 30, 2012. The Company's investment balance in SCUSA as of June 30, 2012 was $2.7 billion.

FINANCIAL CONDITION

LOAN PORTFOLIO

Total loans excluding the allowance and including loans held for sale was $52.9 billion at June 30, 2012 compared to $51.7 billion at December 31, 2011.

At June 30, 2012, commercial loans (excluding multi-family loans) totaled $24.6 billion representing 46.5% of the Company’s loan portfolio, compared to $22.8 billion, or 44.1% of the loan portfolio at December 31, 2011 and $22.2 billion, or 33.6% of the loan portfolio at June 30, 2011. At June 30, 2012 and December 31, 2011, only 19% and18%, respectively, of the total commercial portfolio was unsecured.

At June 30, 2012, multi-family loans totaled $7.2 billion representing 13.5% of the Company’s loan portfolio, compared to $7.1 billion, or 13.7% of the loan portfolio at December 31, 2011 and $7.0 billion or 10.6% of the loan portfolio at June 30, 2011.

The consumer loan portfolio (including held for sale) secured by real estate, consisting of home equity loans and lines of credit and residential loans, totaled $18.4 billion at June 30, 2012, representing 34.8% of the Company’s loan portfolio, compared to $18.5 billion, or 35.8%, of the loan portfolio at December 31, 2011 and $18.5 billion or 28.0% of the loan portfolio at June 30, 2011.

The consumer loan portfolio not secured by real estate, consisting of automobile loans and other consumer loans, totaled $2.8 billion at June 30, 2012, representing 5.2% of the Company’s loan portfolio, compared to $3.3 billion, or 6.4%, of the loan portfolio at December 31, 2011 and $18.4 billion or 27.8% of the loan portfolio at June 30, 2011. Excluding SCUSA from June 30, 2011, auto loans have declined to $506.7 million at June 30, 2012 compared to $1.4 billion at June 30, 2011 due to run-off in the Bank’s indirect auto loan portfolio. The Bank ceased originating all indirect auto loans as of January 2009.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-PERFORMING ASSETS

Non-performing assets were $1.2 billion or 1.47% of total assets at June 30, 2012, compared to $1.5 billion or 1.83% of total assets at December 31, 2011.

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

For the majority of auto loans, the accrual of interest is discontinued and reversed once an account becomes past due 90 days or more. All other consumer loans, excluding credit cards, continue to accrue interest until they are 90 days delinquent, at which point they are either charged-off or placed on non-accrual status and anticipated losses are reserved. Credit cards remain accruing interest until they are 180 days delinquent, at which point they are charged-off and all interest is removed from interest income. At 180 days delinquent, anticipated losses on residential real estate loans are charged off.
Generally, loans that have been classified as non-accrual remain classified as non-accrual until the loan is able to sustain a period of repayment which makes the loan less than 90 days delinquent for a monthly amortizing loan at which time, accrual of interest resumes.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the composition of non-performing assets at the dates indicated:

	June 30, 2012	December 31, 2011
	(in thousands)
Non-accrual loans:
Commercial:
Commercial real estate	$335,959	$459,692
Commercial and industrial	174,215	213,617
Multi-family	52,247	126,738
Total commercial loans	562,421	800,047
Consumer:
Residential mortgages	439,624	438,461
Consumer loans secured by real estate	107,818	108,075
Consumer not secured by real estate	14,370	12,883
Total consumer loans	561,812	559,419

Total non-accrual loans	1,124,233	1,359,466

Other real estate owned	87,550	103,026
Other repossessed assets	3,779	5,671
Total other real estate owned and other repossessed assets	91,329	108,697
Total non-performing assets	$1,215,562	$1,468,163

Past due 90 days or more as to interest or principal and accruing interest	$—	$1,211
Annualized net loan charge-offs to average loans (2)	1.02%	1.92%
Non-performing assets as a percentage of total assets	1.47%	1.83%
Non-performing loans as a percentage of total loans	2.12%	2.63%
Non-performing assets as a percentage of total loans, real estate owned and repossessed assets	2.29%	2.84%
Allowance for credit losses as a percentage of total non-performing assets (1)	106.2%	91.3%
Allowance for credit losses as a percentage of total non-performing loans (1)	114.8%	98.6%

(1)	Allowance for credit losses is comprised of the allowance for loan losses and the reserve for unfunded commitments, which is included in other liabilities.

(2)	Annualized net loan charge-offs to average loans is calculated as annualized net loan charge-off as of six-month period ended June 30, 2012 divided the six-month average loan balance.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s allowance for credit losses as a percentage of total loans has decreased to 2.44% at June 30, 2012 compared to 2.59% at December 31, 2011. The Company has seen improvements from December 31, 2011 levels in the three-month period ended June 30, 2012. The decrease in the allowance as a percentage of total loans from June 30, 2012 compared to December 31, 2011 is due to the increase in the total loans of $1.3 billion. The allowance for loan losses decreased $28.0 million when comparing June 30, 2012 to December 31, 2011. Excluding loans that are classified as non-accrual, loans past due have decreased from $575.1 million at year end to $514.7 million at June 30, 2012.

No commercial loans were ninety (90) days or more past due and still accruing interest as of June 30, 2012 versus $1.2 million as of December 31, 2011. Potential problem commercial loans, or commercial loans past due 30 or more days but less than 90 days and not currently classified as non-performing, totaled approximately $92.4 million and $88.1 million at June 30, 2012 and December 31, 2011, respectively.

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

The following table summarizes TDRs at the dates indicated:

	June 30, 2012	December 31, 2011
	(in thousands)
Performing
Commercial	$119,145	$102,934
Residential mortgage	419,173	385,863
Other consumer	50,301	38,849
Total performing	588,619	527,646
Non-performing
Commercial	142,434	93,420
Residential mortgage	124,141	105,476
Other consumer	19,894	18,359
Total non-performing	286,469	217,255
Total	$875,088	$744,901

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following table presents the allocation of the allowance for loan losses and the percentage of each loan type to total loans at the dates indicated:

	June 30, 2012		December 31, 2011
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(in thousands)
Allocated allowance:
Commercial loans	$656,883	60%	$766,865	58%
Consumer loans	357,543	40%	292,816	42%
Unallocated allowance	41,075	n/a	23,811	n/a
Total allowance for loan losses	$1,055,501	100%	$1,083,492	100%
Reserve for unfunded lending commitments	235,000		256,485
Total allowance for credit losses	$1,290,501		$1,339,977

Allowance for Loan Losses

The Company maintains an allowance for loan losses that management believes is sufficient to absorb inherent losses in the loan portfolio. The adequacy of the Company’s allowance for loan losses is regularly evaluated. In addition to past loss experience, management’s evaluation of the adequacy of the allowance to absorb loan losses takes into consideration the risks inherent in the loan portfolio, specific loans which have loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. Management also considers loan quality, changes in the size and character of the loan portfolio, amount of non-performing loans, and industry trends. At June 30, 2012, the Company’s total allowance for loan losses was $1.1 billion.

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

The portion of the allowance for loan losses related to the commercial portfolio decreased from $766.9 million at December 31, 2011 (2.57% of commercial loans) to $656.9 million at June 30, 2012 (2.07% of commercial loans).

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

The allowance for the consumer loans was $357.5 million and $292.8 million at June 30, 2012 and December 31, 2011, respectively. The allowance as a percentage of consumer loans was 1.69% at June 30, 2012 and 1.35% at December 31, 2011.

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
Regardless of the extent of the Company’s analysis of customer performance, portfolio evaluations, trends or risk management processes established, a level of imprecision will always exist due to the judgmental nature of loan portfolio and/or individual loan evaluations. The Company maintains an unallocated allowance to recognize the existence of these exposures. The unallocated allowance for loan losses was $41.1 million at June 30, 2012 and $23.8 million at December 31, 2011. Management continuously evaluates its allowance methodology; however the unallocated allowance is subject to changes each reporting period due to certain inherent but undetected losses; which are probable of being realized within the loan portfolio.

Reserve for Unfunded Lending Commitments

In addition to the allowance for loan losses, the Bank also estimates probable losses related to unfunded lending commitments. Unfunded lending commitments are subject to individual credit reviews, except for the home equity line of credit (HELOC) portfolio, which is exception managed. These risk classifications, in conjunction with an analysis of historical loss experience, current economic conditions and performance trends within specific portfolio segments, and any other pertinent information result in the estimation of the reserve for unfunded lending commitments. Additions to the reserve for unfunded lending commitments are made by charges to the provision for credit losses and this reserve is classified within other liabilities on the Company's Consolidated Balance Sheet.

The reserve for unfunded lending commitments has decreased to $235.0 million at June 30, 2012 from $256.5 million at December 31, 2011. Once an unfunded lending commitment becomes funded and is carried as a loan, the corresponding reserves are transferred to the allowance for loan losses.

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

INVESTMENT SECURITIES

Investment securities consist primarily of mortgage-backed securities, tax-free municipal securities, U.S. Treasury and government agency securities, corporate debt securities, asset backed securities and stock in the Federal Home Loan Bank of Pittsburgh (“FHLB”). Mortgage-backed securities consist of pass-through, collateralized mortgage obligations, and adjustable rate mortgages issued by federal agencies. The Company’s mortgage-backed securities are either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by Standard and Poor’s and Moody’s at the date of issuance. The Company purchases classes which are senior positions backed by subordinate classes. The subordinate classes absorb the losses and must be completely eliminated before any losses flow through the senior positions. The average life of the available-for-sale investment portfolio at June 30, 2012 is approximately 4.16 years compared to 4.24 years at December 31, 2011.

Total investment securities available-for-sale decreased to $15.4 billion at June 30, 2012, compared to $15.6 billion at December 31, 2011. The decrease was primarily due to management's continued focus to sell FNMA and asset backed securities offset by the purchase of GNMA's, covered bonds and collateralized loan obligations. In May 2012, the Company sold $918.7 million of FHLMC and FNMA mortgage-backed debt securities for a gain of $40.0 million. For additional information with respect to the Company’s investment securities, see Note 3 in the Notes to the Consolidated Financial Statements.

Other investments, which consists of FHLB stock and Federal Reserve Board stock, increased from $0.6 billion at December 31, 2011 to $1.0 billion at June 30, 2012 due to the purchase of $378.9 million of Federal Reserve Bank stock in the first quarter of 2012 as part of the Bank's charter conversion.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $3.4 billion at June 30, 2012 and December 31, 2011. There were no additions or impairments to goodwill in 2012 or 2011. Other intangibles, net of accumulated amortization, was $79.1 million million at June 30, 2012 and $99.2 million at December 31, 2011. The decrease of $20.1 million is due to year-to-date amortization expense.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the composition of deposits and other customer accounts at the dates indicated:

	June 30, 2012		December 31, 2011
	Balance	Percent of total deposits	Balance	Percent
	(dollars in thousands)
Interest-bearing demand deposits	$8,923,679	18.3%	$9,345,803	19.6%
Noninterest-bearing demand deposits	7,861,942	16.1	7,822,892	16.4
Savings	3,862,397	7.9	3,495,902	7.3
Money market	16,092,934	33.0	17,237,730	36.1
Certificates of deposit	11,977,463	24.7	9,895,188	20.6
Total Deposits	$48,718,415	100.0%	$47,797,515	100.0%

Total deposits and other customer accounts at June 30, 2012 were $48.7 billion compared to $47.8 billion at December 31, 2011. The increase in deposits from December 31, 2011 to June 30, 2012 was primarily due to certificates of deposits which increased $2.1 billion or 21.0% due to the expansion of broker deposits, savings which increased $366.5 million or 10.5% due to a steady growth in retail savings offset by a decrease in money markets of $1.1 billion or 6.6% mainly due to the loss of commercial money market accounts and a decrease in interest-bearing demand deposits of $422.1 million or 4.5% due to a decline in government deposits.

BORROWINGS AND OTHER DEBT OBLIGATIONS

The Bank utilizes borrowings and other debt obligations as a source of funds for its asset growth and its asset/liability management. Collateralized advances are available from the Federal Home Loan Bank of Pittsburgh (“FHLB”) provided certain standards related to creditworthiness have been met. The Bank also utilizes repurchase agreements, which are short-term obligations collateralized by securities. SHUSA also has term loans and lines of credit with Santander. Total borrowings and other debt obligations at June 30, 2012 were $19.2 billion compared to $18.3 billion at December 31, 2011. Total borrowings increased approximately $1.0 billion primarily due to the $1.3 billion increase in FHLB advances, increase of $2.2 billion in repurchase agreements, and execution of a $160 million term loan offset by the repayment of a $1.3 billion and $250 million senior note, and decrease of $1.1 billion in overnight federal funds.

The Company's debt agreements impose certain limitations on dividends, other payments and transactions. The Company is currently in compliance with these limitations.

Periodically, as part of the Company's wholesale funding management, the Company opportunistically repurchases outstanding borrowings in the open market. In 2011 the Company repurchased $274.2 million of outstanding borrowings. During the first six months of 2012, the Company repurchased $17.0 million of outstanding borrowings.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents information regarding the Bank borrowings and other debt obligations at the dates indicated:

	June 30, 2012		December 31, 2011
	Balance	Effective Rate	Balance	Effective Rate
	(dollars in thousands)
Sovereign Bank borrowings and other debt obligations:
Overnight federal funds purchased(1)	$93,100	0.15%	$1,166,000	0.08%
Federal Home Loan Bank (FHLB) advances, maturing through August 2018	12,328,077	3.02	11,076,773	3.40
Securities sold under repurchase agreements(1)	3,271,938	0.42	1,030,300	0.38
REIT preferred, due May 2020	149,698	13.95	148,966	14.08
2.75% senior notes, due January 2012	—	—	1,349,920	3.92
5.125% subordinated debentures, due March 2013	262,043	5.17	260,277	5.21
8.750% subordinated debentures, due May 2018	496,759	8.81	496,554	8.81
Term loan, due February 2019(2)	160,000	4.38	—	—
Total Sovereign Bank borrowings and other debt obligations	$16,761,615	2.81%	$15,528,790	3.30%

(1) Overnight federal funds and securities sold under repurchase agreements are short-term in nature and due within one year.
(2) Please refer to Note 8 for discussion on the Term loan executed during the second quarter of 2012. .

The following table presents information regarding holding company borrowings and other debt obligations at the dates indicated:

	June 30, 2012		December 31, 2011
	Balance	Effective Rate	Balance	Effective Rate
	(dollars in thousands)
Holding company borrowings and other debt obligations:
Commercial paper(1)	$998	0.55%	$18,082	0.87%
Subordinated notes, due March 2020	753,970	5.96	753,072	5.96
2.50% senior notes, due June 2012	—	—	249,786	3.73
4.625% senior notes, due April 2016	483,222	4.65	496,761	4.66
Junior subordinate debentures - Capital Trust IV, due March 2034 (2)	824,742	7.41	824,742	7.41
Junior subordinate debentures - Capital Trust VI, due June 2036	249,560	7.91	252,560	7.91
Junior subordinate debentures - Capital Trust IX, due July 2036	154,640	2.22	154,640	2.15
Total holding company borrowings and other debt obligations	$2,467,132	6.15%	$2,749,643	5.89%
(1) Commercial papers are short-term in nature and due within one year
(2) Please refer to Note 13 for discussion on the Complaint from Trustee for the Trust PIERS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OFF BALANCE SHEET ARRANGEMENTS

See further discussion on the Company's off-balance sheet arrangements in Note 5 and Note 12 to the Consolidated Financial Statements.

BANK REGULATORY CAPITAL

The minimum U.S. regulatory capital ratios for banks under Basel I are 4% for Tier 1 Risk-Based Capital Ratio and 4% for Tier 1 Leverage Capital Ratio. To qualify as “well-capitalized”, regulators require banks to maintain capital ratios of at least 6% for Tier 1 Risk-Based Capital Ratio, 10% for Total Risk-based Capital Ratio, and 5% for Tier 1 Leverage Capital Ratio. At June 30, 2012 and December 31, 2011, the Bank met the well-capitalized capital ratio requirements.

As a bank holding company, SHUSA is required to maintain Tier 1 Risk-Based Capital Ratios of at least 4%, Total Risk-Based Capital Ratios of 8%, and Tier 1 Leverage Capital Ratios of at least 4%. The Company's capital levels exceeded the ratios required for bank holding companies.

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

Any dividends declared and paid have the effect of reducing the Bank's Tier 1 leverage capital to tangible assets and Tier 1 risk-based capital ratios. In December 2011, the Bank declared and paid a $150.0 million dividend to SHUSA. In April 2012, the Bank declared and paid a $50.0 million dividend to SHUSA. In July 2012, the Bank declared and paid an additional dividend of $55.0 million to SHUSA.

The following schedule summarizes the actual capital balances of the Bank and SHUSA at June 30, 2012:

	Sovereign Bank

	June 30, 2012	Well-capitalized Requirement	Minimum Requirement
Tier 1 leverage capital ratio	10.56%	5.00%	4.00%
Tier 1 risk-based capital ratio	12.94%	6.00%	4.00%
Total risk-based capital ratio	15.01%	10.00%	8.00%
Tier 1 common capital ratio(1)	12.94%	n/a	n/a

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SHUSA

June 30, 2012
Tier 1 leverage capital ratio	11.15%
Tier 1 risk-based capital ratio	13.54%
Total risk-based capital ratio	16.05%
Tier 1 common capital ratio(1)	12.63%

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

The Company has the following major sources of funding to meet its liquidity requirements: dividends and returns of investment from its subsidiaries, short-term investments held by non-bank affiliates and access to the capital markets. During December 2011, the Company issued 3.2 million shares of common stock to Santander resulting in payment of $800.0 million and at the same time, declared dividends of $800.0 million in 2011 to Santander. This transaction was reported as a non-cash transaction. There were no significant stock issuance for the first six months of 2012.

In April 2012, SCUSA declared and paid a $214.4 million dividend to the Company.

The Bank may pay dividends to its parent subject to approval. In December 2011, the Bank issued a $150.0 million dividend to SHUSA. In April 2012, the Bank paid a $50.0 million dividend to SHUSA. In July 2012, the Bank paid an additional dividend of $55 million to SHUSA. At June 30, 2012, the holding company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

As of June 30, 2012, SHUSA, through the Bank, had over $26.3 billion in committed liquidity from the FHLB and the Federal Reserve Bank. Of this amount, $14.0 billion is unused and therefore provides additional borrowing capacity and liquidity for the Company. At June 30, 2012, liquid assets (defined as cash and cash equivalents, loans held for sale, and securities available for sale exclusive of securities pledged as collateral) totaled approximately $12.3 billion or 25.2% of total deposits. This compares to $14.9 billion, or 31.2%, of total deposits, at December 31, 2011. In addition to the liquid assets, the Company also has available liquidity from unencumbered security collateral and federal funds of $9.2 billion. Management believes that the Company has ample liquidity to fund its operations.

Net cash provided by operating activities was $712.6 million for the six-months ended June 30, 2012. Net cash used by investing activities for the same period was $2.1 billion due primarily to the purchases of $4.1 billion of investments and $2.1 billion of loan purchases and activity, offset by $4.8 billion of investment sales, maturities and repayments. Net cash provided by financing activities for the six-months ended June 30, 2012 was $1.9 billion, which consisted primarily of a $0.9 billion increase in deposits and a net increase in borrowings of $0.9 billion. See the Consolidated Statement of Cash Flows for further details on our sources and uses of cash.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of June 30, 2012 the Company had $3.2 billion billion of cash on hand compared to $2.6 billion at December 31, 2011. During the first half of 2012, cash was impacted by an increase in deposits, increase in borrowings, investment and loan sales, offset by borrowings repayments, loan portfolio acquisitions and an investment in a wind farm facility.

CONTRACTUAL OBLIGATIONS

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and its asset/liability management, to fund acquisitions, and to meet required capital needs. These obligations require the Company to make cash payments over time as detailed in the table below.

	Payments Due by Period
	Total	Less than 1 year	Over 1 yr to 3 yrs	Over 3 yrs to 5 yrs	Over 5 yrs
	(in thousands)
FHLB advances (1)	$13,561,459	$3,880,474	$4,191,175	$4,045,332	$1,444,478
Federal funds purchased (1)	93,100	93,100	—	—	—
Commercial paper and repurchase agreements	3,275,234	3,275,234	—	—	—
Other debt obligations (1) (2)	3,020,485	416,387	1,026,623	651,556	925,919
Junior subordinated debentures due to capital trust entities (1) (2)	1,919,060	236,274	161,532	391,357	1,129,897
Certificates of deposit (1)	12,189,633	9,066,516	1,646,913	1,470,846	5,358
Investment partnership commitments (3)	154	74	26	26	28
Operating leases(4)	650,686	103,291	179,270	142,272	225,853
Total contractual cash obligations	$34,709,811	$17,071,350	$7,205,539	$6,701,389	$3,731,533

(1)
Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at June 30, 2012. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

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

(4)	Does not include future expected sublease income

Excluded from the above table are deposits of $36.7 billion that are due on demand by customers. Additionally, $109.4 million of tax liabilities associated with unrecognized tax benefits have been excluded due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations.

The Company is a party to financial instruments and other arrangements with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage its exposure to fluctuations in interest rates. See further discussion on these risks in Note 9 to the Consolidated Financial Statements.

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

The table below discloses the estimated sensitivity to the Company’s net interest income based on interest rate changes:

If interest rates changed in parallel by the amounts below at June 30, 2012	The following estimated percentage increase/(decrease) to net interest income would result
Up 100 basis points	4.19%
Up 200 basis points	7.63%
Down 100 basis points	(5.86)%

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

Management looks at the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk and also highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at June 30, 2012 and December 31, 2011. All dollar balances are in thousands:

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by	June 30, 2012	December 31, 2011
Base	$10,727	$8,777
Up 200 basis points	(3.51)%	(5.91)%
Up 100 basis points	(0.84)%	(1.85)%

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

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2012. Based on that evaluation, the Company's Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2012.

Changes in Internal Control over Financial Reporting

During the second quarter of 2012, the Company successfully launched a new proprietary technology platform and servicing portal, which impacted the majority of its customer accounts. This migration allows the Company to better compete and aggressively bring to market its capabilities. The implementation of the new platform was determined to have a material impact to the Company's internal control over financial reporting. Please refer to the General and Administrative Expenses section of MD&A for further discussion on the reserve recorded during the second quarter of 2012 related to the IT transformation.

Other than the changes mentioned above, no other changes in the Company's internal control over financial reporting occurred during 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION

Item 1	— Legal Proceedings

Reference should be made to Note 10 to the Consolidated Financial Statements for disclosure regarding the lawsuit filed by SHUSA against the Internal Revenue Service and Note 12 to the Consolidated Financial Statements for SHUSA’s litigation disclosure which is incorporated herein by reference.

Item 1A	— Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A Risk Factors, in the Company's 2011 Annual Report on Form 10-K.

Item 2	— Unregistered Sales of Equity Securities and Use of Proceeds.

No shares of the Company’s common stock were repurchased during the six-month period ended June 30, 2012.

Item 3	— Defaults upon Senior Securities

None.

Item 4	— Mine Safety Disclosures

None.

Item 5	— Other Information

None.

Item 6	— Exhibits

(a) Exhibits

(3.1)
Amended and Restated Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed January 30, 2009)

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

(3.5)	Amended and Restated Bylaws of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 of Santander Holdings USA, Inc.’s Current Report on Form 8-K filed June 21, 2011)

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

(31.1)	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANTANDER HOLDINGS USA, INC. (Registrant)
Date:	August 9, 2012	/s/ Jorge Morán
Jorge Morán
President and Chief Executive Officer (Authorized Officer)

Date:	August 9, 2012	/s/ Guillermo Sabater
Guillermo Sabater
Chief Financial Officer and Executive Vice President (Principal Financial Officer)

EXHIBITS INDEX

(3.1)
Amended and Restated Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed January 30, 2009)

(3.2)	Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to SHUSA's Current Report on Form 8-K filed March 27, 2009)

(3.3)
Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed February 5, 2010)

(3.4)
Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.2 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed June 21, 2011)

(3.5)	Amended and Restated Bylaws of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 of Santander Holdings USA, Inc.’s Current Report on Form 8-K filed June 21, 2011)

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

(31.1)	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002