Form 10-Q
period 2012-09-30
Santander Holdings USA, Inc.
filed 2012-11-09
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐. No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2012
Common Stock (no par value)	520,307,043 shares

FORWARD LOOKING STATEMENTS
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by or on behalf of Santander Holdings USA, Inc. (“SHUSA” or the “Company”). SHUSA may from time to time make forward-looking statements in its filings with the Securities and Exchange Commission (the “SEC”) (including this Quarterly Report on Form 10-Q and the Exhibits hereto) and its Annual Report on Form 10-K for the fiscal year ended December 31, 2011) and in other communications by SHUSA, which are made in good faith by SHUSA, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Some of the statements made by SHUSA, including any statements preceded by, followed by or which include the words “may,” “could,” “should,” “pro forma,” “looking forward,” “will,” “would,” “believe,” “expect,” “hope,” “anticipate,” “estimate,” “intend,” “plan,” “strive,” “hopefully,” “try,” “assume” or similar expressions constitute forward-looking statements.

These forward-looking statements include statements with respect to SHUSA's vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business of SHUSA and are not historical facts. Although SHUSA believes that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors (some of which are beyond SHUSA's control). Among the factors that could cause SHUSA's financial performance to differ materially from that expressed in the forward-looking statements are:

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

•
the effects of policies of the Federal Deposit Insurance Corporation and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System;

•
inflation, interest rate, market and monetary fluctuations, which may, among other things, reduce interest margins, impact funding sources and affect the ability to originate and distribute financial products in the primary and secondary markets;

•	adverse movements and volatility in debt and equity capital markets;

•	adverse changes in the securities markets, including those related to the financial condition of significant issuers in SHUSA's investment portfolio;

•	changes in asset quality;

•	revenue enhancement initiatives that may not be successful in the marketplace or may result in unintended costs;

•	changing market conditions that may force management to alter the implementation or continuation of cost savings or revenue enhancement strategies;

•	SHUSA's ability to timely develop competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the willingness of customers to substitute competitors' products and services for ours;

•	the ability of SHUSA and its third-party vendors to convert and maintain SHUSA's data processing and related systems on a timely and acceptable basis and within projected cost estimates;

•
the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, capital, liquidity, proper accounting treatment, securities and insurance, the applications and interpretations thereof by regulatory bodies and the impact of changes in and interpretation of generally accepted accounting principles in the United States;

•
the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted in July 2010 which is a significant development for the industry. The full impact of this legislation to SHUSA and the industry will be unknown until the rule-making processes mandated by the legislation are complete, although the impact will involve higher compliance costs which have and will negatively affect SHUSA's revenue and earnings;

•
additional legislation and regulations or taxes, levies or other charges that may be enacted or promulgated in the future, the form of which legislation or regulation or the degree to which management would need to modify SHUSA's businesses or operations to comply with such legislation or regulation management is unable to predict;

•
the cost and other effects of the consent order issued by the Office of the Comptroller of the Currency to Sovereign Bank requiring the Bank to take certain steps to improve its mortgage servicing and foreclosures practices, as is further described in Part I;

•	technological changes;

•	competitors of SHUSA that may have greater financial resources and develop products and technology that enable those competitors to compete more successfully than SHUSA;

•	changes in consumer spending and savings habits;

•	acts of terrorism or domestic or foreign military conflicts; and acts of God, including natural disasters;

•	regulatory or judicial proceedings;

•	the impact of Hurricane Sandy;

•
the outcome of ongoing tax audits by federal, state and local income tax authorities that may require additional taxes be paid by SHUSA as compared to what has been accrued or paid as of period end; and

•	SHUSA's success in managing the risks involved in the foregoing.

If one or more of the factors affecting SHUSA's forward-looking information and statements proves incorrect, the actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements. Therefore, SHUSA cautions you not to place undue reliance on any forward-looking information and statements. The effect of these factors is difficult to predict. Factors other than these also could adversely affect SHUSA's results, and the reader should not consider these factors to be a complete set of all potential risks or uncertainties. New factors emerge from time to time and management cannot assess the impact of any such factor on SHUSA's business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward looking statement. Any forward looking statements only speak as of the date of this document and SHUSA undertakes no obligation to update any forward-looking information and statements, whether written or oral, to reflect any change, except as required by law. All forward-looking statements attributable to SHUSA are expressly qualified by these cautionary statements.

PART 1- FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited at September 30, 2012, audited at December 31, 2011)

	September 30, 2012	December 31, 2011
	(in thousands)
ASSETS
Cash and amounts due from depository institutions	$3,351,074	$2,623,963
Investment securities:
Available-for-sale at fair value	17,249,522	15,578,576
Other investments	1,028,537	555,370
Loans held for investment	52,192,302	51,307,380
Allowance for loan losses	(980,121)	(1,083,492)
Net loans held for investment	51,212,181	50,223,888
Loans held for sale at fair value	772,088	352,471
Premises and equipment (1)	723,497	669,143
Accrued interest receivable	214,130	209,010
Equity method investments	2,916,047	2,884,008
Goodwill	3,431,481	3,431,481
Core deposit intangibles and other intangibles, net	70,227	99,171
Bank owned life insurance	1,591,763	1,560,675
Restricted cash	393,866	36,660
Other assets (2)	2,156,196	2,340,783
TOTAL ASSETS	$85,110,609	$80,565,199

LIABILITIES
Total deposits and other customer accounts	50,222,004	47,797,515
Borrowings and other debt obligations	19,189,050	18,278,433
Advance payments by borrowers for taxes and insurance	191,827	150,397
Other liabilities	2,371,406	1,742,691

TOTAL LIABILITIES	71,974,287	67,969,036

STOCKHOLDER’S EQUITY
Preferred stock (no par value; $25,000 liquidation preference; 7,500,000 shares authorized; 8,000 shares outstanding at September 30, 2012 and at December 31, 2011)	195,445	195,445
Common stock (no par value; 800,000,000 shares authorized; 520,307,043 shares issued at September 30, 2012 and at December 31, 2011)	12,212,743	12,213,484
Accumulated other comprehensive income/(loss)	63,778	(46,718)
Retained earnings	664,356	233,952
TOTAL STOCKHOLDER’S EQUITY	13,136,322	12,596,163
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$85,110,609	$80,565,199

(1) Net of accumulated depreciation of $443.2 million and $478.5 million at September 30, 2012 and December 31, 2011, respectively.
(2) Includes residential mortgage servicing rights of $78.1 million at September 30, 2012 for which the Company has elected the fair value option at January 1, 2012.

See accompanying notes to unaudited consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2012	2011	2012	2011
	(in thousands)
INTEREST INCOME:
Interest on loans	$535,840	$1,174,559	$1,624,358	$3,576,430
Interest-earning deposits	1,724	1,655	4,301	5,051
Investment securities:
Available-for-sale	91,599	101,904	281,506	316,528
Other investments	5,824	15	15,813	114
TOTAL INTEREST INCOME	634,987	1,278,133	1,925,978	3,898,123

INTEREST EXPENSE:
Deposits and customer accounts	58,986	65,066	175,479	187,837
Borrowings and other debt obligations	157,683	258,499	477,664	823,564
TOTAL INTEREST EXPENSE	216,669	323,565	653,143	1,011,401

NET INTEREST INCOME	418,318	954,568	1,272,835	2,886,722
Provision for credit losses	71,000	368,713	281,800	949,629
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	347,318	585,855	991,035	1,937,093

NON-INTEREST INCOME:
Consumer fees	59,621	160,368	182,546	498,181
Commercial fees	44,655	43,877	134,384	130,195
Mortgage banking income, net	14,936	(25,943)	51,984	(13,714)
Income/(expense) from equity method investments	106,427	(3,376)	370,325	(9,444)
Bank owned life insurance	13,701	15,541	44,643	42,858
Miscellaneous income	10,294	2,631	34,611	19,318
TOTAL FEES AND OTHER INCOME	249,634	193,098	818,493	667,394

Total other-than-temporary impairment (“OTTI”) losses	—	(4,180)	—	(38,446)
Portion of OTTI recognized in other comprehensive income before taxes	—	4,180	—	38,121
OTTI recognized in earnings	—	—	—	(325)
Net gain/(loss) on sale of investment securities	(151)	41,943	76,381	124,192
Net gain/(loss) on investment securities recognized in earnings	(151)	41,943	76,381	123,867
TOTAL NON-INTEREST INCOME	249,483	235,041	894,874	791,261

GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	162,581	203,993	486,559	599,358
Occupancy and equipment expenses	82,915	89,061	243,072	254,497
Technology expense	29,019	30,194	83,146	91,938
Outside services	20,693	35,668	72,955	104,049
Marketing expense	7,628	9,426	22,254	26,739
Loan expense	20,147	48,182	64,809	165,951
Other administrative expenses	32,503	38,070	116,629	117,500
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	355,486	454,594	1,089,424	1,360,032

OTHER EXPENSES:
Amortization of intangibles	8,871	13,138	28,944	43,041
Deposit insurance premiums	22,859	18,551	66,823	66,279
Loss on debt extinguishment	195	23,570	6,834	29,712
PIERS litigation accrual	258,480	—	258,480	—
TOTAL OTHER EXPENSES	290,405	55,259	361,081	139,032

INCOME/(LOSS) BEFORE INCOME TAXES	(49,090)	311,043	435,404	1,229,290
Income tax provision/(benefit)	(77,730)	104,707	(5,950)	426,840
NET INCOME INCLUDING NONCONTROLLING INTEREST	28,640	206,336	441,354	802,450
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	13,503	—	52,550
NET INCOME ATTRIBUTABLE TO SHUSA	28,640	192,833	441,354	749,900

OTHER COMPREHENSIVE INCOME, NET OF TAX

Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	6,006	(39,660)	17,223	(59,433)
Net unrealized gains recognized on investment securities	72,404	101,270	91,580	151,749
Amortization of defined benefit plans	565	316	1,693	1,027

TOTAL OTHER COMPREHENSIVE INCOME	78,975	61,926	110,496	93,343

COMPREHENSIVE INCOME	107,615	268,262	551,850	895,793

COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	13,503	—	52,550
COMPREHENSIVE INCOME ATTRIBUTABLE TO SHUSA	$107,615	$254,759	$551,850	$843,243

See accompanying notes to unaudited consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011
(Unaudited)
(in thousands)

	Common Shares Outstanding	Preferred Stock	Common Stock	Warrants	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings (Deficit)	Noncontrolling Interest	Total Stock- holder’s Equity
Balance, December 31, 2010	517,107	$195,445	$11,117,328	$285,435	$(234,190)	$(128,984)	$25,636	$11,260,670
Comprehensive income	—	—	—	—	93,343	749,900	52,550	895,793
Stock issued in connection with employee benefit and incentive compensation plans	—	—	679	—	—	—	—	679
Dividend to noncontrolling interest	—	—	—	—	—	—	(39,552)	(39,552)
Dividends paid on preferred stock	—	—	—	—	—	(10,950)	—	(10,950)
Balance, September 30, 2011	517,107	$195,445	$11,118,007	$285,435	$(140,847)	$609,966	$38,634	$12,106,640

	Common Shares Outstanding	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings (Deficit)	Total Stockholder’s Equity
Balance, December 31, 2011	520,307	$195,445	$12,213,484	$(46,718)	$233,952	$12,596,163
Comprehensive income	—	—	—	110,496	441,354	551,850
Stock issued in connection with employee benefit and incentive compensation plans	—	—	(741)	—	—	(741)
Dividends paid on preferred stock	—	—	—	—	(10,950)	(10,950)
Balance, September 30, 2012	520,307	$195,445	$12,212,743	$63,778	$664,356	$13,136,322

See accompanying notes to unaudited consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine-Month Period Ended September 30,
	2012	2011
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interest	$441,354	$802,450
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	281,800	949,629
Deferred taxes	(36,248)	79,477
Depreciation and amortization	105,405	153,434
Net amortization/accretion of investment securities and loan premiums and discounts	88,675	37,110
Net gain on sale of loans	(20,932)	(13,050)
Net gain on sale of investment securities	(76,381)	(124,192)
OTTI recognized in earnings	—	325
Loss on debt extinguishments	6,834	29,712
Net (gain)/loss on real estate owned and premises and equipment	(541)	8,296
Stock-based compensation	(741)	2,885
Remittance to Santander for stock-based compensation	—	(2,206)
Equity earnings from equity method investments	(370,325)	9,444
Dividends from equity method investments	308,590	—
Origination of loans held for sale, net of repayments	(2,916,586)	(828,333)
Proceeds from sales of loans held for sale	2,582,762	850,627
Net change in:
Accrued interest receivable	(5,120)	40,618
Other assets and bank owned life insurance	125,023	(217,388)
Other liabilities	680,657	141,996
Other	(25,430)	(6,269)
Net cash provided by operating activities	1,168,796	1,914,565

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available-for-sale investment securities	$2,942,125	$4,946,458
Proceeds from prepayments and maturities of available-for-sale investment securities	2,599,195	2,585,805
Purchases of available-for-sale investment securities	(6,611,652)	(7,023,632)
Net change in other investments	(473,167)	89,342
Net change in restricted cash	(357,206)	96,458
Proceeds from sales of loans held for investment	218,314	651
Purchase of loans held for investment	(1,516,237)	(2,657,786)
Net change in loans other than purchases and sales	(535,328)	419,918
Proceeds from sales of real estate owned and premises and equipment	68,395	67,477
Purchases of premises and equipment	(132,362)	(135,888)
Net cash used in investing activities	(3,797,923)	(1,611,197)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	$2,424,489	$4,690,275
Net change in wholesale borrowings	1,767,031	(1,798,779)
Net proceeds from senior notes, subordinated notes and credit facility	914,905	9,268,672
Repayments of borrowings and other debt obligations	(1,780,667)	(10,941,971)
Net change in advance payments by borrowers for taxes and insurance	41,430	33,368
Cash dividends paid to preferred stockholders	(10,950)	(10,950)
Cash dividends paid to noncontrolling interest	—	(65,328)
Net cash provided by financing activities	3,356,238	1,175,287

NET CHANGE IN CASH AND CASH EQUIVALENTS	727,111	1,478,655
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,623,963	1,705,895
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,351,074	$3,184,550

SUPPLEMENTAL DISCLOSURE
Net income taxes (received) / paid	$(21,145)	$1,265,192
Interest paid	$370,585	$1,036,357

NON-CASH TRANSACTIONS
Foreclosed real estate	$40,796	$87,553
Other repossessed assets	$—	$1,229,160
Receipt of available for sale mortgage backed securities in exchange for mortgage loans held for sale	$459,453	$649,676
Dividends declared to noncontrolling interest	$—	$8,224

See accompanying notes to unaudited consolidated financial statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Introduction

Santander Holdings USA, Inc. (“SHUSA” or the “Company”) is a bank holding company headquartered in Boston, Massachusetts. SHUSA and its subsidiaries offer its customers a broad array of financial services, including retail, business, and corporate banking, cash management, capital markets and insurance.

Basis of Presentation

These consolidated financial statements include the accounts of the Company and its subsidiaries including its principal subsidiary, Sovereign Bank N.A. (the “Bank”) and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany balances and transactions have been eliminated in consolidation.
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
As of January 1, 2012, the Company elected to account for its existing portfolio of residential mortgage loan servicing rights ("MSRs") at fair value. See further discussion in Note 14. There have been no other significant changes to the Company's accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2011, except for the changes discussed in Note 2.
Reclassifications

The Company reclassified amounts related to equity investments of $3.4 million and $9.4 million for the three-month and nine-month periods ended September 30, 2011, respectively, from "Other Expenses" to "Fees and Other Income" in the September 30, 2011 Consolidated Statement of Comprehensive Income. This reclassification had no effect on any other consolidated financial statement.

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
The SCUSA Transaction

Santander Consumer USA, Inc. ("SCUSA"), a specialized consumer finance company engaged in the purchase, securitization, and servicing of retail installment contracts originated by automobile dealers, was a consolidated subsidiary prior to December 31, 2011.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

On December 31, 2011, SCUSA increased its share capital through the issuance of shares to third party investors through an entity controlled by a group of financial sponsors (the “Sponsors”) and certain members of SCUSA's management for approximately $1.16 billion, resulting in a dilution of the Company's ownership in SCUSA to approximately 65%.

Also on December 31, 2011, SCUSA's investors entered into an agreement (the “Shareholders Agreement”) providing each of its investors with several substantive participating rights and certain protective rights known as “Board Reserved Matters” and “Shareholder Reserved Matters”, thereby requiring each of its investors to jointly manage SCUSA and share control over it.
The Board Reserved Matters include significant strategic financial and operating decisions including decisions related to the approval of certain significant contracts; asset acquisitions, sales or dispositions; dividends or other capital distributions; director compensation; budget approvals; equity compensation plans; and the appointment, compensation and termination of certain executives that represent substantive participating rights.

The Shareholder Reserved Matters further include certain significant governance decisions related to the dissolution or bankruptcy of the company, non pro-rata reductions to share capital, change of company name or jurisdiction of incorporation, changes in board structure, sale or merger of the company or a significant subsidiary or similar transactions, sale or disposition of substantially all assets of the company or a significant subsidiary and changes in principal line of businesses that represent protective participating rights.

The Shareholder Reserved Matters require a 100% vote of all shares held by SHUSA, Mr. Dundon and the Sponsors. The Board Reserved Matters requires the affirmative vote of at least four of seven SHUSA directors; and the affirmative vote of at least three of five directors from both Mr. Dundon and the Sponsor directors, collectively, where Mr. Dundon is entitled to one vote and the Sponsor directors are entitled to four votes.

These substantive participating shareholder rights preclude the Company from controlling SCUSA. As a result, SCUSA was deconsolidated on December 31, 2011, and is accounted for as an equity method investment (the "SCUSA Transaction").

Summarized financial information for SCUSA is included in Note 15 in accordance with Rule 10-01 of Regulation S-X.

Subsequent Events

The Company evaluated events from September 30, 2012, the date of the consolidated financial statements, through the issuance of these consolidated financial statements and have determined that there have been no material subsequent events except for the effect of credit ratings in Note 9 and Hurricane Sandy in Note 12.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2) RECENT ACCOUNTING DEVELOPMENTS
In April 2011, the FASB issued ASU 2011-03, an update to ASC 860, “Transfers and Servicing”. The amendments in this update remove from the assessment of effective control (1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The amendments to ASC 860 were effective for the Company beginning January 1, 2012. The implementation of this guidance did not have an impact on the Company’s financial position or results of operations.
In May 2011, the FASB issued ASU 2011-04, an update to ASC 820, “Fair Value Measurement,” to provide guidance about how fair value should be determined where it is already required or permitted under U.S. GAAP. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks and the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy, and requires additional disclosures. The amendments to ASC 820 were effective beginning January 1, 2012 for the Company, and were applied prospectively. The implementation of this guidance did not have a significant impact on the Company’s financial position or results of operations. The new disclosures required by the amended guidance are included in Note 14 - Fair Value.
In June 2011, the FASB issued ASU 2011-05, an update to ASC 220, “Comprehensive Income”, which eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity and now requires the presentation of total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. With either approach, an entity would have been required to present reclassification adjustments for items reclassified from other comprehensive income to net income in the statement(s). In December 2011, the FASB issued ASU 2011-12, which deferred certain aspects of ASC 2011-05 related to the presentation of reclassification adjustments out of accumulated other comprehensive income. These deferred aspects did not include the requirement to report comprehensive income in either a single statement or in two consecutive statements reporting net income and other comprehensive income. The amendments to ASC 220 were effective beginning January 1, 2012 for the Company, and were applied retrospectively. The deferral period began for the Company on January 1, 2012 and will remain in effect indefinitely. The implementation of ASU 2011-05 did not have a significant impact on the Company’s financial position or results of operations.
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3) INVESTMENT SECURITIES
The following tables present the composition and fair value of investment securities available-for-sale at the dates indicated:

	September 30, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
Investment securities:
U.S. Treasury and government agency securities	$8,997	$1	$—	$8,998
Debentures of FHLB, FNMA, and FHLMC	19,625	375	—	20,000
Corporate debt securities	2,317,580	64,108	(4,154)	2,377,534
Asset-backed securities	1,896,668	10,638	(13,111)	1,894,195
Equity securities	5,050	54	—	5,104
State and municipal securities	1,637,604	83,198	(223)	1,720,579
Mortgage-backed securities:
U.S. government agencies	6,598,355	82,450	(4,613)	6,676,192
FHLMC and FNMA debt securities	4,466,027	85,261	(4,583)	4,546,705
Non-agency securities	215	—	—	215
Total investment securities available-for-sale	$16,950,121	$326,085	$(26,684)	$17,249,522

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
Investment securities:
U.S. Treasury and government agency securities	$44,070	$20	$—	$44,090
Debentures of FHLB, FNMA, and FHLMC	19,482	518	—	20,000
Corporate debt securities	2,070,255	16,249	(36,984)	2,049,520
Asset-backed securities	2,639,397	8,191	(7,298)	2,640,290
State and municipal securities	1,735,465	53,013	(3,700)	1,784,778
Mortgage-backed securities:
U.S. government agencies	3,904,933	50,049	(4,022)	3,950,960
FHLMC and FNMA debt securities	5,012,584	77,822	(1,760)	5,088,646
Non-agency securities	290	2	—	292
Total investment securities available-for-sale	$15,426,476	$205,864	$(53,764)	$15,578,576

As of September 30, 2012 and December 31, 2011, the Company had investment securities available-for-sale with an estimated fair value of $6.4 billion and $3.6 billion, respectively, pledged as collateral which was made up of the following: $2.0 billion and $1.9 billion, respectively, were pledged to secure public fund deposits, $4.0 billion and $1.3 billion, respectively, were pledged at various brokers to secure repurchase agreements as well as support hedging relationships and $439.6 million and $431.4 million, respectively, were pledged to secure the Bank's customer overnight sweep product.

In May 2012, the Company sold $918.7 million of Federal Home Loan Mortgage Corporation (“FHLMC”) and Federal National Mortgage Association (“FNMA”) mortgage-backed debt securities for a gain of $40.0 million. The Company used the specific identification method to determine the cost of the securities sold and the gain recognized.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3) INVESTMENT SECURITIES (continued)

The state and municipal bond portfolio consists of general obligation bonds of states, cities, counties and school districts. The portfolio has a weighted average underlying credit risk rating of AA. The largest geographic concentrations of the state and local municipal bonds are in California, Texas and Florida which represented 18%, 16%, 16%, respectively, of the total portfolio. No other state comprised more than 10% of the total portfolio.

Contractual maturities of the Company’s investment securities available-for-sale at September 30, 2012 are as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$958,524	$963,038
Due after 1 within 5 years	1,950,417	2,007,330
Due after 5 within 10 years	717,340	713,794
Due after 10 years/ no maturity	13,323,840	13,565,360
Total	$16,950,121	$17,249,522

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.
The following tables disclose the aggregate amount of unrealized losses as of September 30, 2012 and December 31, 2011 on securities in the Company’s investment portfolio classified according to the amount of time that those securities have been in a continuous loss position:

	At September 30, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

Corporate debt securities	$171,766	$(2,104)	$73,998	$(2,050)	$245,764	$(4,154)
Asset-backed securities	395,896	(12,446)	133,357	(665)	529,253	(13,111)
State and municipal securities	31,391	(223)	—	—	31,391	(223)
Mortgage-backed securities:
U.S. government agencies	985,934	(4,613)	—	—	985,934	(4,613)
FHLMC and FNMA debt securities	311,776	(4,583)	—	—	311,776	(4,583)
Total investment securities available-for-sale	$1,896,763	$(23,969)	$207,355	$(2,715)	$2,104,118	$(26,684)

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

Management evaluates all securities for other-than-temporary impairment on at least a quarterly basis. During the securities level assessments, consideration is given to (1) the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value, (2) the financial condition and near-term prospects of the issuer, and (3) the ability to collect the future expected cash flows. Key assumptions utilized to forecast expected cash flows include loss severity, expected cumulative loss percentage, cumulative loss percentage to date, weighted average FICO and weighted average LTV, or rating/scoring, as applicable.

Management has concluded that the unrealized losses on its investment securities (which totaled 54 individual securities at September 30, 2012) are temporary in nature since (1) they are not related to the underlying credit quality of the issuers, (2) the principal and interest on these securities are from investment grade issuers, (3) the Company does not intend to sell these investments and (4) it is more likely than not that the Company will not be required to sell the investments before recovery of the amortized cost basis, which may be maturity. There were no investments with unrealized losses that were deemed to be other than temporary in nature.

In November 2011, the Company sold the majority of its non-agency mortgage backed securities portfolio. Prior to the sale, the Company held investments in these non-agency mortgage backed securities for which the Company did not expect to collect the entire scheduled principal.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3) INVESTMENT SECURITIES (continued)

The following table displays changes in credit losses for those non-agency mortgage backed securities recognized in earnings for the nine-month period ended September 30, 2011.

Nine-Month Period Ended September 30, 2011

Cumulative credit loss recognized on non-agency securities at the beginning of the period	$210,919
Cumulative reduction as of the beginning of the period for accretion into interest income for the expected increase in cash flow on certain non-agency securities	(9,631)
Current period accretion into interest income for the expected increase in cash flow on certain non-agency securities	(7,903)
Additions for amount related to credit loss for which an other-than-temporary impairment was not previously recognized	—
Reductions for securities sold during the period	(68,442)
Additional increases to credit losses for previously recognized other-than-temporary impairment charges when the entity does not intend to sell the security	325
Net cumulative credit loss recognized on non-agency securities as of the end of the period	125,268
Reductions for increases in cash flows expected to be collected and recognized over the remaining life of securities	(28,586)
Projected ending balance of the amount related to credit losses on debt securities at the end of the period for which a portion of an other-than-temporary impairment was recognized in other comprehensive income	$96,682

For the nine-month period ended September 30, 2012, the Company had no credit losses on investment securities.

Proceeds from sales of investment securities and the realized gross gains and losses from those sales are as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Proceeds from the sales of investment securities	$27,260	$1,238,856	$2,942,125	$4,946,458

Gross realized gains	$8	$41,958	77,470	124,345
Gross realized losses	(159)	(15)	(1,089)	(153)
Net realized gains	$(151)	$41,943	$76,381	$124,192

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES
The following table presents the composition of the gross loans held for investment portfolio by type of loan and by fixed and variable rates at the dates indicated:

	September 30, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial loans held for investment:
Commercial real estate loans	$10,182,326	19.5%	$10,553,174	20.6%
Commercial and industrial loans	13,003,139	24.9%	11,084,292	21.6%
Multi-family loans	7,346,562	14.1%	7,100,620	13.8%
Other	1,525,399	2.9%	1,151,107	2.2%
Total commercial loans held for investment	32,057,426	61.4%	29,889,193	58.2%
Consumer loans secured by real estate:
Residential mortgages	10,831,236	20.8%	11,285,550	22.0%
Home equity loans and lines of credit	6,738,623	12.9%	6,868,939	13.4%
Total consumer loans secured by real estate	17,569,859	33.7%	18,154,489	35.4%
Consumer loans not secured by real estate
Auto loans	386,492	0.7%	958,345	1.9%
Other	2,178,525	4.2%	2,305,353	4.5%
Total consumer loans	20,134,876	38.6%	21,418,187	41.8%
Total loans held for investment (1)	$52,192,302	100.0%	$51,307,380	100.0%
Total loans held for investment:
Fixed rate	$24,644,028	47.2%	$26,280,371	51.2%
Variable rate	27,548,274	52.8%	25,027,009	48.8%
Total loans held for investment (1)	$52,192,302	100.0%	$51,307,380	100.0%

(1)
Total loans held for investment includes deferred loan origination costs, net of deferred loan fees and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net increase in loan balances of $86.5 million and $106.0 million as of September 30, 2012 and December 31, 2011, respectively.

Loans pledged as collateral for borrowings totaled $38.9 billion at September 30, 2012 and $32.5 billion at December 31, 2011.

At September 30, 2012 and December 31, 2011, there was $138.7 million and $136.6 million, respectively, of loan accrued interest.

The entire loans held for sale portfolio at September 30, 2012 and December 31, 2011 consists of fixed rate residential mortgages. The balance at September 30, 2012 was $772.1 million compared to $352.5 million at December 31, 2011.

On August 1, 2012 and September 14, 2012, Santander transferred $83.3 million of commercial loans to the Company. In accordance with ASC 805, the loans and corresponding allowance were transferred at their carrying value.

On March 9, 2012, Santander transferred $374.0 million of commercial loans to the Company. In accordance with ASC 805, the loans and corresponding allowance were transferred at their carrying value.

On March 30, 2012, the Company purchased $273.9 million of multi-family loans.

Additionally, through the normal course of business, the Company purchased residential loans totaling $691.3 million through the nine-month period ended September 30, 2012.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The following table presents the activity in the allowance for credit losses for the periods indicated:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Allowance for loan losses, beginning of period	$1,055,501	$2,226,973	$1,083,492	$2,197,450
Allowance recorded as part of loans transferred from Santander	413	—	3,754	—
Charge-offs:
Commercial	78,897	109,970	263,005	365,649
Consumer secured by real estate	51,802	142,245	125,876	210,310
Consumer not secured by real estate(2)	39,765	217,612	89,185	570,367
Total charge-offs	170,464	469,827	478,066	1,146,326
Recoveries:
Commercial	11,421	14,698	31,979	34,409
Consumer secured by real estate	1,503	2,830	5,858	5,241
Consumer not secured by real estate(2)	10,747	58,673	29,819	201,879
Total recoveries	23,671	76,201	67,656	241,529
Charge-offs, net of recoveries	146,793	393,626	410,410	904,797
Provision for loan losses (1)(2)	71,000	351,955	303,285	892,649
Allowance for loan losses, end of period	$980,121	$2,185,302	$980,121	$2,185,302
Reserve for unfunded lending commitments, beginning of period	$235,000	$340,843	$256,485	$300,621
(Release of)/ provision for unfunded lending commitments (1)	—	16,758	(21,485)	56,980
Reserve for unfunded lending commitments, end of period	$235,000	$357,601	$235,000	$357,601
Total allowance for credit losses, end of period	$1,215,121	$2,542,903	$1,215,121	$2,542,903

(1)
The Company defines the provision for credit losses on the Consolidated Statement of Comprehensive Income as the sum of the total provision for loan losses and provision for unfunded lending commitments.

(2)
On December 31, 2011, the Company deconsolidated SCUSA as a result of certain agreements with investors entered into during the fourth quarter of 2011. See further discussion on the SCUSA Transaction in Note 1. The activity in the three-month and nine-month periods of 2012 does not include SCUSA activity.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)
The following table presents the composition of non-performing assets at the dates indicated:

	September 30, 2012	December 31, 2011
	(in thousands)
Non-accrual loans:
Commercial:
Commercial real estate	$303,335	$459,692
Commercial and industrial	117,495	213,617
Multi-family	64,911	126,738
Total commercial loans	485,741	800,047
Consumer:
Residential mortgages	519,931	438,461
Consumer loans secured by real estate	163,477	108,075
Consumer loans not secured by real estate	18,536	12,883
Total consumer loans	701,944	559,419
Total non-accrual loans	1,187,685	1,359,466
Other real estate owned	82,209	103,026
Other repossessed assets	4,255	5,671
Total other real estate owned and other repossessed assets	86,464	108,697
Total non-performing assets	$1,274,149	$1,468,163

Impaired loans are generally defined as all Troubled Debt Restructurings (“TDRs”) plus commercial non-accrual loans in excess of $1.0 million.
The following table summarizes impaired loans:

	September 30, 2012	December 31, 2011
	(in thousands)
Impaired loans with a related allowance	$1,005,098	$1,118,591
Impaired loans without a related allowance	320,651	269,677
Total impaired loans	$1,325,749	$1,388,268
Allowance for loan losses reserved for impaired loans	$258,432	$252,556

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

A rollforward of the Company's consolidation of SCUSA's nonaccretable difference and accretable yield on loans accounted for under Section 310-30 is shown below for the nine-month period ended September 30, 2011:

	Contractual Receivable Amount	Nonaccretable Yield	Accretable Premium/(Yield)	Carrying Amount
	(in thousands)
Balance, beginning of period December 31, 2010	$9,147,004	$(966,463)	$210,459	$8,391,000
Customer repayments	(2,824,211)	—	—	(2,824,211)
Charge-offs	(252,132)	252,132	—	—
Accretion of loan discount	—	—	(121,177)	(121,177)
Transfers between nonaccretable and accretable yield	—	(5,431)	5,431	—
Settlement adjustments	10,288	(2,279)	(262)	7,747
Balance, end of period September 30, 2011	$6,080,949	$(722,041)	$94,451	$5,453,359

On December 31, 2011, the Company deconsolidated SCUSA as a result of certain agreements with investors entered into during the fourth quarter of 2011. See further discussion on the SCUSA Transaction in Note 1. Any remaining balances related to the preceding purchased-impaired loans were deconsolidated from SHUSA's financial statements on December 31, 2011. As of December 31, 2011 and September 30, 2012, the Company does not have any significant loan balances or loan portfolios that are accounted for under ASC Section 310-30.

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

The consumer segmentation reflects product structure with minor variations from the financial statement categories. “Home mortgages” is generally residential mortgages, “Self-originated home equity” excludes purchased home equity portfolios and “Indirect auto” excludes self-originated direct auto loans. “Indirect purchased” represents an acquired portfolio of marine and recreational vehicle contracts. Direct auto loans and purchased home equity loans make up the majority of balances in “Remaining consumer”. “Credit cards” includes all unsecured consumer credit cards.

The following table reconciles the Company's recorded investment classified by its major loan classifications to its loan classifications utilized in its determination of the allowance for loan losses and other credit quality disclosures at September 30, 2012 and December 31, 2011 (in thousands):

Credit Quality Classification(2)
Major Loan Classifications(1) September 30, 2012	Corporate Banking	Continuing Care Retirement Communities	Middle Market Commercial Real Estate	Santander Real Estate Capital	Remaining Commercial	Total

Commercial loans held for investment:
Commercial real estate	$4,128,846	$268,137	$3,234,454	$2,550,889	$—	$10,182,326
Commercial and industrial loans	12,691,616	22,727	236,688	42,217	9,891	13,003,139
Multi-family loans	224,618	—	236,432	6,885,512	—	7,346,562
Other	559,337	—	—	—	966,062	1,525,399
Total commercial loans held for investment	$17,604,417	$290,864	$3,707,574	$9,478,618	$975,953	$32,057,426

(1)	These loans represent the Company's loan categories based on the United States Securities and Exchange Commission's Regulation S-X article 9.

(2)	These loans represent the Company's loan classes used to determine its allowance for loan and lease losses in accordance with ASU 2010-20.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Credit Quality Classification(2)
Major Loan Classifications(1) September 30, 2012	Home Mortgages(3)	Self-originated home equity	Indirect Auto	Indirect Purchased	Credit Cards	Remaining Consumer	Total

Consumer loans secured by real estate:
Residential mortgages	$10,831,077	$—	$—	$—	$—	$159	$10,831,236
Home equity loans and lines of credit	—	6,415,144	—	—	—	323,479	6,738,623
Total consumer loans secured by real estate	10,831,077	6,415,144	—	—	—	323,638	17,569,859
Consumer loans not secured by real estate:
Auto loans	—	—	338,396	—	—	48,096	386,492
Other	—	—	—	1,550,207	195,551	432,767	2,178,525
Total consumer loans held for investment	$10,831,077	$6,415,144	$338,396	$1,550,207	$195,551	$804,501	$20,134,876

(1)	These loans represent the Company's loan categories based on the United States Securities and Exchange Commission's Regulation S-X article 9.

(2)	These loans represent the Company's loan classes used to determine its allowance for loan and lease losses in accordance with ASU 2010-20.

(3)	Home mortgages exclude $772.1 million of loans held for sale.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Credit Quality Classification(2)
Major Loan Classifications(1) December 31, 2011	Corporate Banking	Continuing Care Retirement Communities	Middle Market Commercial Real Estate	Santander Real Estate Capital	Remaining Commercial	Total

Commercial loans held for investment:
Commercial real estate	$4,033,988	$175,444	$3,117,523	$2,839,714	$386,505	$10,553,174
Commercial and industrial loans	10,696,040	54,501	289,103	27,591	17,057	11,084,292
Multi-family loans	222,269	—	447,694	6,430,657	—	7,100,620
Other	292,063	—	—	—	859,044	1,151,107
Total commercial loans held for investment	$15,244,360	$229,945	$3,854,320	$9,297,962	$1,262,606	$29,889,193

(1)	These loans represent the Company's loan categories based on the United States Securities and Exchange Commission's Regulation S-X article 9.

(2)	These loans represent the Company's loan classes used to determine its allowance for loan and lease losses in accordance with ASU 2010-20.

Credit Quality Classification(2)
Major Loan Classifications(1) December 31, 2011	Home Mortgages(3)	Self-originated home equity	Indirect Auto	Indirect Purchased	Credit Cards	Remaining Consumer	Total

Consumer loans secured by real estate:
Residential mortgages	$11,284,106	$—	$—	$—	$—	$1,444	$11,285,550
Home equity loans and lines of credit	—	6,504,482	—	—	—	364,457	6,868,939
Total consumer loans secured by real estate	11,284,106	6,504,482	—	—	—	365,901	18,154,489
Consumer loans not secured by real estate:
Auto loans	—	—	761,590	—	—	196,755	958,345
Other	—	—	—	1,832,298	187,995	285,060	2,305,353
Total consumer loans held for investment	$11,284,106	$6,504,482	$761,590	$1,832,298	$187,995	$847,716	$21,418,187

(1)	These loans represent the Company's loan categories based on the United States Securities and Exchange Commission's Regulation S-X article 9.

(2)	These loans represent the Company's loan classes used to determine its allowance for loan and lease losses in accordance with ASU 2010-20.

(3)	Home mortgages exclude $352.5 million of loans held for sale.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)
The activity in the allowance for loan losses by portfolio segment for the three-month and nine-month periods ended September 30, 2012 and 2011 was as follows (in thousands):

	Three-Month Period Ended September 30, 2012
	Commercial	Consumer	Unallocated	Total

Allowance for loan losses, beginning of period	$656,883	$357,543	$41,075	$1,055,501
Allowance recorded as part of loans transferred from Santander	413	—	—	413
Provision for loan losses	(1,457)	109,808	(37,351)	71,000
Charge-offs	(78,897)	(91,567)	—	(170,464)
Recoveries	11,421	12,250	—	23,671
Charge-offs, net of recoveries	(67,476)	(79,317)	—	(146,793)
Allowance for loan losses, end of period	$588,363	$388,034	$3,724	$980,121

	Nine-Month Period Ended September 30, 2012
	Commercial	Consumer	Unallocated	Total

Allowance for loan losses, beginning of period	$766,865	$292,816	$23,811	$1,083,492
Allowance recorded as part of loans transferred from Santander	3,754	—	—	3,754
Provision for loan losses	48,770	274,602	(20,087)	303,285
Charge-offs	(263,005)	(215,061)	—	(478,066)
Recoveries	31,979	35,677	—	67,656
Charge-offs, net of recoveries	(231,026)	(179,384)	—	(410,410)
Allowance for loan losses, end of period	$588,363	$388,034	$3,724	$980,121
Ending balance, individually evaluated for impairment	$108,663	$149,769	$—	$258,432
Ending balance, collectively evaluated for impairment	479,700	238,265	3,724	721,689
Financing receivables:
Ending balance	$32,057,426	$20,906,964	$—	$52,964,390
Ending balance, evaluated at fair value	—	772,088	—	772,088
Ending balance, individually evaluated for impairment	578,473	747,276	—	1,325,749
Ending balance, collectively evaluated for impairment	31,478,953	19,387,600	—	50,866,553

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Three-Month Period Ended September 30, 2011
	Commercial	Consumer	Unallocated	Total

Allowance for loan losses, beginning of period	$846,060	$1,348,101	$32,812	$2,226,973
Provision for loan losses	113,486	268,902	(30,433)	351,955
Charge-offs	(109,970)	(359,857)	—	(469,827)
Recoveries	14,698	61,503	—	76,201
Charge-offs, net of recoveries	(95,272)	(298,354)	—	(393,626)
Allowance for loan losses, end of period	$864,274	$1,318,649	$2,379	$2,185,302

	Nine-Month Period Ended September 30, 2011
	Commercial	Consumer	Unallocated	Total

Allowance for loan losses, beginning of period	$905,786	$1,275,982	$15,682	$2,197,450
Provision for loan losses	289,728	616,224	(13,303)	892,649
Charge-offs	(365,649)	(780,677)	—	(1,146,326)
Recoveries	34,409	207,120	—	241,529
Charge-offs, net of recoveries	(331,240)	(573,557)	—	(904,797)
Allowance for loan losses, end of period	$864,274	$1,318,649	$2,379	$2,185,302
Ending balance, individually evaluated for impairment	303,378	58,355	—	361,733
Ending balance, collectively evaluated for impairment	560,896	1,090,462	2,379	1,653,737
Purchased impaired loans	—	169,832	—	169,832

Financing receivables:
Ending balance	$29,246,025	$36,521,690	$—	$65,767,715
Ending balance, evaluated at fair value	—	141,096	—	141,096
Ending balance, individually evaluated for impairment	933,776	680,875	—	1,614,651
Ending balance, collectively evaluated for impairment	28,312,249	30,300,231	—	58,612,480
Purchased impaired loans	—	5,399,488	—	5,399,488

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Non-accrual loans disaggregated by class of financing receivables are summarized as follows:

	September 30, 2012	December 31, 2011
	(in thousands)
Non-accrual loans:
Commercial:
Corporate banking	$216,459	$304,309
Middle market commercial real estate	90,842	167,446
Continuing care retirement communities	99,129	198,131
Santander real estate capital	77,404	127,537
Remaining commercial	1,907	2,624
Total commercial loans	485,741	800,047
Consumer:
Home mortgages	519,931	438,461
Self-originated home equity	109,934	64,481
Indirect auto	5,085	3,062
Indirect purchased	4,923	2,005
Remaining consumer	62,071	51,410
Total consumer loans	701,944	559,419
Total non-accrual loans	$1,187,685	$1,359,466

Delinquencies disaggregated by class of financing receivables are summarized as follows as of September 30, 2012:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days (2)	Total Past Due	Current	Total Financing Receivables (1)	Recorded Investment > 90 Days and Accruing
	(in thousands)
Commercial:
Corporate banking	$39,845	$15,661	$114,210	$169,716	$17,434,701	$17,604,417	$—
Middle market commercial real estate	14,415	962	42,297	57,674	3,649,900	3,707,574	—
Continuing care retirement communities	—	—	53,287	53,287	237,577	290,864	—
Santander real estate capital	21,125	5,541	38,202	64,868	9,413,750	9,478,618	—
Remaining commercial	2,084	125	1,387	3,596	972,357	975,953	—
Consumer:
Home mortgages	198,782	91,817	451,692	742,291	10,860,874	11,603,165	—
Self-originated home equity	40,380	20,646	74,988	136,014	6,279,130	6,415,144	—
Indirect auto	25,950	6,642	2,170	34,762	303,634	338,396	—
Indirect purchased	10,108	3,576	3,392	17,076	1,533,131	1,550,207	—
Credit cards	1,549	1,229	2,994	5,772	189,779	195,551	2,993
Remaining consumer	16,617	11,696	54,735	83,048	721,453	804,501	—
Total	$370,855	$157,895	$839,354	$1,368,104	$51,596,286	$52,964,390	$2,993

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Delinquencies disaggregated by class of financing receivables are summarized as follows as of December 31, 2011:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days (2)	Total Past Due	Current	Total Financing Receivables (1)	Recorded Investment > 90 Days and Accruing
	(in thousands)
Commercial:
Corporate banking	$38,347	$36,498	$180,017	$254,862	$14,989,498	$15,244,360	$1,211
Middle market commercial real estate	14,862	16,508	79,160	110,530	3,743,790	3,854,320	—
Continuing care retirement communities	4,632	2,812	6,491	13,935	216,010	229,945	—
Santander real estate capital	8,383	24,214	89,885	122,482	9,175,480	9,297,962	—
Remaining commercial	2,568	13,765	132,741	149,074	1,113,532	1,262,606	—
Consumer:
Home mortgages	224,957	110,007	438,461	773,425	10,863,152	11,636,577	—
Self-originated home equity	22,026	13,272	64,482	99,780	6,404,702	6,504,482	—
Indirect auto	43,386	10,624	3,062	57,072	704,518	761,590	—
Indirect purchased	11,101	4,683	2,005	17,789	1,814,509	1,832,298	—
Credit cards	1,867	1,491	3,697	7,055	180,940	187,995	3,697
Remaining consumer	26,879	12,881	51,410	91,170	756,546	847,716	—
Total	$399,008	$246,755	$1,051,411	$1,697,174	$49,962,677	$51,659,851	$4,908

(1)	Financing receivables include loans held for sale.

(2)	Financing receivables greater than 90 days past due include TDRs for which six consecutive payments have not been received.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Impaired loans disaggregated by class of financing receivables, excluding purchased impaired loans, are summarized as follows:

September 30, 2012	Recorded Investment	Unpaid Principal Balance	Related Specific Reserves	Average Recorded Investment
	(in thousands)
With no related allowance recorded:
Commercial:
Corporate banking	$57,991	$83,144	$—	$50,315
Middle market commercial real estate	68,404	69,821	—	75,254
Continuing care retirement communities	45,033	45,033	—	45,965
Santander real estate capital	20,226	21,234	—	21,975
Remaining commercial	9,835	9,835	—	13,446
Consumer:
Home mortgages	68,141	76,703	—	34,071
Self-originated home equity	38,364	47,922	—	38,343
Indirect auto	2,956	7,390	—	1,478
Indirect purchased	1,633	3,629	—	817
Remaining consumer	8,068	13,794	—	13,502
With an allowance recorded:
Commercial:
Corporate banking	132,868	145,210	51,927	168,149
Middle market commercial real estate	88,829	107,726	15,437	110,472
Continuing care retirement communities	72,156	128,886	17,076	120,855
Santander real estate capital	83,131	98,187	24,223	100,117
Remaining commercial	—	—	—	979
Consumer:
Home mortgages	559,218	601,782	138,359	526,825
Self-originated home equity	42,627	46,885	4,452	21,314
Indirect auto	—	—
Credit cards	6,190	6,190	2,692	3,095
Remaining consumer	20,079	22,154	4,266	10,040
Total:
Commercial	$578,473	$709,076	$108,663	$707,527
Consumer	747,276	826,449	149,769	649,485
Total	$1,325,749	$1,535,525	$258,432	$1,357,012

The Company recognized interest income of $16.8 million on approximately $609.1 million of TDRs that were returned to performing status as of September 30, 2012.

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

SUBSTANDARD. Asset is inadequately protected by the current net worth and paying capacity of the obligor or by the collateral pledged, if any. A well-defined weakness or weaknesses exist that jeopardize the liquidation of the debt. The loans are characterized by the distinct possibility that the Bank will sustain some loss if deficiencies are not corrected.

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

Regulatory classifications by class of financing receivables are summarized as follows:

September 30, 2012	Corporate banking	Middle market commercial real estate	Continuing care retirement communities	Santander real estate capital	Remaining commercial	Total
	(in thousands)
Regulatory Rating:
Pass	$16,510,399	$2,753,337	$73,932	$8,825,535	$939,440	$29,102,643
Special Mention	440,760	553,125	29,922	458,480	16,036	1,498,323
Substandard	564,100	358,325	108,361	143,291	20,477	1,194,554
Doubtful	89,158	42,787	78,649	51,312	—	261,906
Total commercial loans	$17,604,417	$3,707,574	$290,864	$9,478,618	$975,953	$32,057,426

December 31, 2011	Corporate banking	Middle market commercial real estate	Continuing care retirement communities	Santander real estate capital	Remaining commercial	Total
	(in thousands)
Regulatory Rating:
Pass	$13,907,745	$2,625,160	$186,914	$8,750,869	$921,325	$26,392,013
Special Mention	531,205	639,258	29,480	284,757	38,293	1,522,993
Substandard	690,303	485,994	10,460	228,210	104,802	1,519,769
Doubtful	115,107	103,908	3,091	34,126	198,186	454,418
Total commercial loans	$15,244,360	$3,854,320	$229,945	$9,297,962	$1,262,606	$29,889,193

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer credit quality disaggregated by class of financing receivables is summarized as follows:

September 30, 2012	Home mortgages	Self-originated home equity	Indirect auto	Indirect purchased	Credit cards	Remaining consumer	Total(1)
	(in thousands)
Performing	$11,083,234	$6,305,210	$333,311	$1,545,284	$195,551	$742,430	$20,205,020
Non-performing	519,931	109,934	5,085	4,923	—	62,071	701,944
Total consumer loans	$11,603,165	$6,415,144	$338,396	$1,550,207	$195,551	$804,501	$20,906,964

December 31, 2011	Home mortgages	Self-originated home equity	Indirect auto	Indirect purchased	Credit cards	Remaining consumer	Total(1)
	(in thousands)
Performing	$11,198,116	$6,440,001	$758,528	$1,830,293	$187,995	$796,306	$21,211,239
Non-performing	438,461	64,481	3,062	2,005	—	51,410	559,419
Total consumer loans	$11,636,577	$6,504,482	$761,590	$1,832,298	$187,995	$847,716	$21,770,658

(1)	Financing receivables include loans held for sale.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Remaining consumer and credit card financing receivables by credit score are summarized as follows (in thousands):

September 30, 2012
Credit Score Range(2)	Remaining Consumer Balance	Percent	Indirect Auto Balance	Percent	Credit Cards Balance	Percent
<620	135,672	16.9%	154,767	45.8%	12,646	6.47%
620-639	30,629	3.8%	16,356	4.8%	6,240	3.19%
640-659	36,059	4.5%	17,302	5.1%	9,415	4.81%
660-679	45,121	5.6%	18,216	5.4%	15,422	7.89%
680-699	43,228	5.4%	17,999	5.3%	23,158	11.84%
700-719	47,856	5.9%	16,817	5.0%	29,591	15.14%
720-739	41,967	5.2%	14,623	4.3%	27,615	14.12%
740-759	36,674	4.6%	13,682	4.0%	23,275	11.90%
760-779	31,347	3.9%	11,778	3.5%	18,159	9.29%
780-799	29,258	3.6%	10,817	3.2%	14,636	7.48%
>=800	91,203	11.3%	40,557	12.0%	14,766	7.55%
N/A(1)	235,487	29.3%	5,482	1.6%	628	0.32%
Total	$804,501	100%	$338,396	100%	$195,551	100%

(1)	Consists primarily of non-strategic auto loans in run-off serviced by third parties. Loans serviced by third parties do not receive refreshed FICO scores.

(2)	Credit scores updated quarterly.

December 31, 2011
Credit Score Range(2)	Remaining Consumer Balance	Percent	Indirect Auto Balance	Percent	Credit Cards Balance	Percent
<620	140,686	16.6%	277,364	36.5%	14,402	7.66%
620-639	28,332	3.3%	39,038	5.1%	6,164	3.28%
640-659	35,883	4.2%	44,907	5.9%	9,579	5.10%
660-679	43,116	5.1%	50,038	6.6%	13,736	7.31%
680-699	41,162	4.9%	53,306	7.0%	20,761	11.04%
700-719	44,027	5.2%	52,563	6.9%	27,080	14.39%
720-739	41,299	4.9%	47,204	6.2%	26,162	13.92%
740-759	37,264	4.4%	42,170	5.5%	22,806	12.13%
760-779	28,486	3.4%	39,565	5.2%	17,288	9.20%
780-799	26,229	3.1%	35,756	4.7%	14,186	7.55%
>=800	97,039	11.4%	62,776	8.2%	15,449	8.22%
N/A(1)	284,193	33.5%	16,903	2.2%	382	0.20%
Total	$847,716	100%	$761,590	100%	$187,995	100%

(1)	Consists primarily of non-strategic auto loans in run-off serviced by third parties. Loans serviced by third parties do not receive refreshed FICO scores.

(2)	Credit scores updated quarterly.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Home mortgage and self-originated home equity financing receivables by combined loan to value ("CLTV") range are summarized as follows:

September 30, 2012
	Home mortgages		Self-originated home equity
CLTV Range(1)	UPB	Percent	UPB	Percent
	($ in thousands)
<=80%	$7,766,161	67.0%	$3,925,435	61.2%
80.01 - 90%	1,037,650	8.9%	1,027,860	16.0%
90.01 - 100%	747,613	6.4%	442,045	6.9%
100.01 - 120%	618,267	5.3%	504,586	7.9%
120.01 - 140%	262,275	2.3%	207,762	3.2%
>140%	282,993	2.4%	183,337	2.9%
N/A	888,206	7.7%	124,119	1.9%
Total(2)	$11,603,165	100%	$6,415,144	100%

December 31, 2011
	Home mortgages		Self-originated home equity
CLTV Range(1)	UPB	Percent	UPB	Percent
	($ in thousands)
<=80%	$7,241,182	62.3%	$3,861,018	59.3%
80.01 - 90%	1,332,186	11.4%	1,038,291	16.0%
90.01 - 100%	803,886	6.9%	473,404	7.3%
100.01 - 120%	745,799	6.4%	556,595	8.6%
120.01 - 140%	309,192	2.7%	227,117	3.5%
>140%	325,965	2.8%	196,176	3.0%
N/A	878,367	7.5%	151,881	2.3%
Total(2)	$11,636,577	100.0%	$6,504,482	100%

(1)	CTLV is inclusive of senior lien balances and updated as deemed necessary.

(2)	Financing receivables includes loans held for sale.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Troubled Debt Restructurings

Troubled debt restructurings (“TDRs”) are loans that have been subject to modification whereby the Company has agreed to make certain concessions to customers to both meet the needs of the customers and to maximize the ultimate recovery of a loan. TDRs occur when a borrower is experiencing, or is expected to experience, financial difficulties and the loan is modified using a modification that would otherwise not be granted to the borrower. The types of concessions granted are generally interest rate reductions, limitations on the accrued interest charged, term extensions, and deferment of principal.

The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

	September 30, 2012	December 31, 2011
	(in thousands)
Performing	$609,087	$527,646
Non-performing	405,180	217,255
Total	$1,014,267	$744,901

Commercial Loan TDRs

All of the Company’s commercial loan modifications are based on the facts of the individual customer, including specific customers' complete relationship with the Company. Loan terms are modified to meet each borrower’s specific circumstances at a point in time. Modifications for commercial loan TDRs generally, though not always, result in bifurcation of the original loan into A and B notes. The A note is restructured to allow for upgraded risk rating and return to accrual status after a sustained period of payment performance has been achieved (typically six months for monthly payment schedules). The B note, if any, is structured as a deficiency note; the balance is charged off but the debt is usually not forgiven. As TDRs, they will be subject to analysis for specific reserves by either calculating the present value of expected future cash flows or, if collateral dependent, calculating the fair value of the collateral less its estimated cost to sell. The TDR classification will remain on the loan until it is paid in full or liquidated.

Consumer Loan TDRs
The primary modification program for the Company’s home mortgage and self-originated home equity portfolios is a proprietary program designed to keep customers in their homes, and when appropriate, prevent them from entering into foreclosure. The program is available to all customers facing a financial hardship regardless of their delinquency status. The main goal of the modification program is to review the customer’s entire financial condition to ensure that the proposed modified payment solution is affordable according to a specific debt-to-income ratio (“DTI”) range. The main modification benefits of the program allow for a limit on accrued interest charged, term extensions, interest rate reductions, or deferment of principal. The Company will review each customer on a case-by-case basis to determine which benefit or combination of benefits will be offered to achieve the target DTI range.
For the Company’s other consumer portfolios (indirect auto, indirect purchased, and remaining consumer) the terms of the modifications include one or a combination of the following: a reduction of the stated interest rate of the loan at a rate of interest lower than the current market rate for new debt with similar risk or an extension of the maturity date.
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

In accordance with the regulatory guidance requiring loans discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower to be reported as nonaccrual, regardless of their delinquency status, nonaccrual loans included an increase of $111.6 million and TDRs included an increase of $119.2 million at September 30, 2012.
TDR Impact to Allowance for Loan Losses
Allowance for loan losses are established to recognize losses inherent in funded loans intended to be held-for-investment that are probable and can be reasonably estimated. Prior to a TDR modification, the Company generally measures its allowance under a loss contingency methodology whereby consumer loans with similar risk characteristics are pooled and loss experience information is monitored for credit risk and deterioration with statistical tools considering factors such as delinquency, loan to values and credit scores.
Upon TDR modification, the Company generally measures impairment based on a present value of expected future cash flows methodology considering all available evidence using the effective interest rate. The amount of the required valuation allowance is equal to the difference between the loan’s impaired value and the recorded investment.
When a consumer TDR subsequently defaults, the Company generally measures impairment based on the fair value of the collateral less its estimated cost to sell. In accordance with the regulatory guidance requiring loans discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower to be reported as nonaccrual, regardless of their delinquency status, there was a charge-off to the ALLL of $30.3 million.

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
The following tables detail the activity of TDRs for the three-month and nine-month periods ended September 30, 2012.

	Three-Month Period Ended September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment (1)	Post-Modification Outstanding Recorded Investment (2)
Commercial:
Middle market commercial real estate	10	$30,137	$29,457
Continuing care retirement communities	—	—	—
Santander real estate capital	1	5,640	5,515
Remaining commercial	—	—	—
Consumer:
Home mortgages(3)	759	103,106	100,272
Self-originated home equity	1,072	60,478	47,306
Indirect auto	1,588	7,904	2,956
Indirect purchased	306	$6,916	$3,013
Remaining consumer	480	$731	$52
Total	4,216	$214,912	$188,571

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Nine-Month Period Ended September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment (1)	Post-Modification Outstanding Recorded Investment (2)
Commercial:
Middle market commercial real estate	13	$66,833	$65,560
Continuing care retirement communities	2	33,664	21,423
Santander real estate capital	2	11,079	10,954
Remaining commercial	7	43,845	50,971
Consumer:
Home mortgages (3)	1,064	172,871	169,711
Self-originated home equity	1,157	66,732	55,692
Indirect auto	1,588	7,904	2,956
Indirect purchased	306	6,916	3,013
Remaining consumer	480	731	52
Total	4,619	$410,575	$380,332

(1)	Pre-modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred. Dollars in thousands.

(2)	Post-modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred. Dollars in thousands.

(3)	The Post-modification outstanding recorded investment amounts for home mortgages exclude interest reserves.

The following table details TDRs that were modified for during the past twelve-month period and have subsequently defaulted during the three-month and nine-month periods ended September 30, 2012.

	Three-Month Period Ended September 30, 2012
	Number of Contracts	Recorded Investment (1)
Consumer:
Home mortgages	4	$724
Self-originated home equity	2	117
Total	6	$841

	Nine-Month Period Ended September 30, 2012
	Number of Contracts	Recorded Investment (1)
Consumer:
Home mortgages	5	$864
Self-originated home equity	3	164
Total	8	$1,028

(1)	The recorded investment represents the period-end balance at September 30, 2012. Dollars in thousands.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5) VARIABLE INTEREST ENTITIES

The Company, in the normal course of business, engages in a variety of activities that involve variable interest entities ("VIEs"), which are legal entities that lack sufficient equity to finance their activities, or the equity investors of the entities as a group lack any of the characteristics of a controlling interest. The primary beneficiary of a VIE is generally the enterprise that has both the power to direct the activities most significant to the economic performance of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. The Company evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and should consolidate the entity based on the variable interests it held both at inception and when there is a change in circumstances that requires a reconsideration. If the Company is determined to be the primary beneficiary of a VIE, it must account for the VIE as a consolidated subsidiary. If the Company is determined not to be the primary beneficiary of a VIE but holds a variable interest in the entity, such variable interests are accounted for under the equity method of accounting or other accounting standards as appropriate.

The Company does not have any involvement with VIEs for which it is considered the primary beneficiary. The following tables provide a summary of the assets and liabilities included in the Company's unaudited Consolidated Financial Statements, as well as the components of its maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which the Company holds an interest, but is not the primary beneficiary, to the VIE at September 30, 2012, and December 31, 2011:

			Maximum Exposure
	Carrying	Carrying	Investment
	Amount of	Amount of	in
September 30, 2012	Assets(1)	Liabilities(1)	Equity	Commitments	Total
	(in thousands)
Low income housing partnerships	$65,890	$—	$65,890	$—	$65,890
New market partnerships	46,727	—	46,727	154	46,881
Total	$112,617	$—	$112,617	$154	$112,771

			Maximum Exposure
	Carrying	Carrying	Investment
	Amount of	Amount of	in
December 31, 2011	Assets(1)	Liabilities(1)	Equity	Commitments	Total
	(in thousands)
Low income housing partnerships	$88,600	$—	$88,600	$—	$88,600
New market partnerships	67,802	—	67,802	167	67,969
Total	$156,402	$—	$156,402	$167	$156,569

(1) Amount represents the carrying value of the VIE's assets and liabilities on the Company's consolidated financial statements which are classified within Equity Method Investments on the Consolidated Balance Sheet.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5) VARIABLE INTEREST ENTITIES (continued)

The Company makes certain equity investments in various limited partnerships which are considered VIEs that invest in and lend to affordable housing designated real estate properties which qualify for federal tax credits under the Low Income Housing Tax Credit and New Market Tax Credit programs. The Company acts only in a limited partner capacity in connection with these partnerships such that the Company has determined that it is not the primary beneficiary of these partnerships because it does not have the power to direct the activities of the partnership that most significantly impact the partnership's economic performance.

The Company's risk of loss is limited to its investment in these partnerships, which totaled $112.6 million and $156.4 million at September 30, 2012 and December 31, 2011, respectively, plus future cash obligations that the Company is committed to the partnerships totaling $154.0 thousand and $167.0 thousand at September 30, 2012 and December 31, 2011, respectively. The Company does not provide financial or other support to the partnerships that is not contractually required.

The aggregate amount of the assets and liabilities held by the VIEs was approximately $700.0 million and $290.0 million, respectively, at both September 30, 2012 and December 31, 2011. Aggregate assets and aggregate liabilities are based on limited availability of financial information associated with certain partnerships.

As part of previously reported mergers and as part of transactions initiated by the Company, the Company has several home equity loan securitizations ("Securitizations"). These Securitizations are considered VIEs because the holders of the equity investment at risk, including the Company, do not have any obligation to absorb credit losses on the loans within the Securitizations. Therefore, the Company has determined that it is not the primary beneficiary of the Securitizations. As of September 30, 2012 and December 31, 2011, the Company had $4.5 million and $4.2 million, respectively, of receivables related to advances made by the Company on behalf of the Securitizations. The Company does not hold any other assets or liabilities related to the Securitizations. The total principal amount of securitized home equity loans was $49.7 million and $55.1 million as of September 30, 2012 and December 31, 2011, respectively. As of September 30, 2012, the portion of principal 90 days past due (including foreclosures, REOs and bankruptcies) was $14.6 million and net credit losses were $1.0 million. As of December 31, 2011, the portion of principal 90 days past due (including foreclosures, REOs and bankruptcies) was $14.3 million and net credit losses were $1.2 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
Goodwill totaled $2.3 billion in the Retail banking segment and $1.2 billion in the Corporate banking segment at September 30, 2012. There were no additions or impairments to goodwill in 2012 or 2011. No impairment indicators were noted since the annual review on December 31, 2011, and as such, no impairment test has been performed. The Company will perform its next annual goodwill impairment test at December 31, 2012.

	Retail Banking	Specialized Business Group	Corporate	Global Banking	Total
	(in thousands)
Goodwill at December 31, 2011	$2,259,179	$—	$1,172,302	—	$3,431,481
Purchase accounting adjustments/Impairment	—	—	—	—	—
Goodwill at September 30, 2012	$2,259,179	$—	$1,172,302	$—	$3,431,481
The Company does not have any other indefinite-lived intangible assets.

Other Intangible Assets
The following table details amounts related to the Company's finite-lived intangible assets as of September 30, 2012 and December 31, 2011.

	September 30, 2012		December 31, 2011
	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
	(in thousands)
Core deposit intangibles	$53,568	$185,532	$79,389	$159,711
Purchased credit card relationships (“PCCR”)	7,707	6,498	9,636	4,568
Operating lease agreements	8,952	6,752	10,146	5,558
Total	$70,227	$198,782	$99,171	$169,837

Intangible assets decreased as a result of normal amortization. Amortization expense on intangible assets for the three-month and nine-month periods ended September 30, 2012 was $8.9 million and $28.9 million, respectively. Amortization expense on intangible assets for the three-month and nine-month periods ended September 30, 2011 was $13.1 million and $43.0 million, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7) MORTGAGE SERVICING RIGHTS
At September 30, 2012 and December 31, 2011, the Company serviced residential real estate loans for others totaling $13.5 billion and $13.7 billion, respectively. The Company elected on January 1, 2012 to account for residential mortgage servicing rights ("MSRs") using the fair value option, and accordingly, eliminated the valuation allowance at that time. Subsequent changes in fair value are recorded through the Consolidated Statements of Comprehensive Income. The carrying value of the MSRs based on the fair value option at September 30, 2012 was $78.1 million. The carrying value of MSRs at December 31, 2011 based on the amortization method was $91.3 million. See further discussion on the valuation of the MSRs in Note 14. During the third quarter of 2012, the Company hedged mortgage servicing rights. See Note 9.
For the three-month and nine-month periods ended September 30, 2012, the Company recorded net changes in fair value of MSRs totaling $(25.6) million and $(44.8) million, respectively, representing actual payments and changes in present value due to the passage of time and changes in assumptions primarily related to anticipated loan prepayment rates (CPR). For the three-month period ended September 30, 2011, the Company recorded an impairment of $39.7 million on the MSRs resulting primarily from changes in anticipated loan prepayment rates (CPR) due to changes in residential mortgage rates at the time. The following table presents a summary of activity for the Company’s residential mortgage servicing rights.

	Nine-Month Period Ended September 30,
	2012	2011
	(in thousands)
Gross book balance at beginning of period	$161,291	$173,549
Write-off of reserves	(70,040)	—
Mortgage servicing assets recognized	31,616	17,926
Amortization and permanent impairment	—	(26,659)
Change in fair value	(44,772)	—
Gross balance at end of period	78,095	164,816
Valuation allowance	—	(70,040)
Book balance at end of period	$78,095	$94,776

Prior to election of the fair value option, a valuation allowance was established for the excess of the cost of each residential mortgage servicing asset stratum over the estimated fair value. Consistent with the relatively significant valuation allowance at December 31, 2011, the carrying value of residential mortgage servicing rights was approximately equal to market. Activity in the valuation allowance for mortgage servicing rights for the nine-month period ended September 30, 2012 and 2011 consisted of the following:

	Nine-Month Period Ended September 30,
	2012	2011
	(in thousands)
Balance at beginning of period	$70,040	$27,525
Write-off of reserves	(70,040)	—
Net change in valuation allowance for mortgage servicing rights	—	42,515
Balance at end of period	$—	$70,040

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7) MORTGAGE SERVICING RIGHTS (continued)

Historically, the Company originated and sold multi-family loans in the secondary market to FNMA while retaining servicing. The Company has not sold multi-family loans to FNMA since 2009. At September 30, 2012 and December 31, 2011, the Company serviced $8.0 billion and $9.3 billion of loans for FNMA, respectively. The Company had recorded servicing assets of $0.4 million at December 31, 2011. This servicing asset has been completely amortized during the second quarter of 2012. The Company recorded servicing asset amortization related to the multi-family loans sold to FNMA of $0.0 million and $0.5 million for the three-month and nine-month periods ended September 30, 2012 compared to $0.8 million and $3.8 million for the three-month and nine-month periods ended September 30, 2011, respectively. The Company recorded multi-family servicing recoveries of $0.1 million and $4.7 million for the nine-month periods ended September 30, 2012 and 2011, respectively.

Mortgage servicing fee income was $11.4 million and $39.5 million for the three-month and nine-month periods ended September 30, 2012 compared to $13.1 million and $38.9 million for the corresponding periods ended September 30, 2011. The Company had gains/(losses) on the sale of mortgage loans and home equity loans of $(2.7) million and $20.0 million for the three-month and nine-month periods ended September 30, 2012 compared to $6.5 million and $11.6 million for the corresponding periods ended September 30, 2011.

(8) BORROWINGS AND OTHER DEBT OBLIGATIONS

On September 24, 2012, SHUSA issued $600.0 million of 3.00% senior notes which mature on September 24, 2015. Deferred issuance costs totaled $3.0 million.
On June 1, 2012, a subsidiary of SHUSA executed a financing agreement with third-party lenders for a $160 million seven-year term loan due February 2, 2019 (the “Term Loan”). The subsidiary used the proceeds at closing to repay the outstanding balance under, and concurrently terminate, its existing $154.9 million loan with Banco Santander ("Santander"). At closing, the existing debt had unamortized debt issuance costs which were recognized as a loss on debt extinguishment in the second quarter of 2012. Total fees and costs incurred related to the assumption of the Term Loan were $5.7 million, which are being deferred and capitalized. The Term Loan bears interest at an effective rate of 4.38%. The Term Loan contains customary financial and operating covenants and restrictions.
In June 2012, the 2.5% senior unsecured notes with the FDIC-guarantee under the TLG Program matured and were repaid by SHUSA in the amount of $250 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9) DERIVATIVES

The Company uses derivative instruments as part of the interest rate risk management process to manage risk associated with its financial assets and liabilities, its mortgage banking activities, to assist commercial banking customers with risk management strategies and for certain other market exposures. The Company hedges foreign currency exchange risk using cross-currency swaps.

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
As part of its overall business strategy, the Bank originates fixed rate residential mortgages. It sells a portion of this production to the FHLMC, the FNMA, and private investors. The loans are exchanged for cash or marketable fixed rate mortgage-backed securities which are generally sold. The Company used forward sales, cash sales and options on mortgage-backed securities as a means of hedging against changes in interest rate on the mortgages that are originated for sale and on interest rate lock commitments.

To accommodate customer needs, the Company enters into customer-related financial derivative transactions primarily consisting of interest rate swaps, caps, floors and foreign exchange contracts. Risk exposure from customer positions is managed through transactions with other dealers, including Santander.

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their ISDA Master Agreements if the Company's ratings fall below investment grade; as of September 30, 2012 derivatives in this scenario had a fair value of $75.0 million. As a result of credit downgrades in April 2012 and October 2012, the Company was required to post additional collateral of $23.0 million and $6.0 million as of April 30, 2012 and October 17, 2012, respectively. The Bank estimates a further 1 or 2 notch downgrade by either S&P or Moody's would require the Bank to post up to an additional $4.3 million or $4.5 million, respectively, in order to comply with existing derivative agreements.

As of September 30, 2012, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) that were in a net liability position totaled $351.5 million. The Company had $344.7 million in cash and securities collateral posted to cover those positions as of September 30, 2012.

The fair value of all derivative balances are recorded within Other Assets and Other Liabilities on the Consolidated Balance Sheet. See Note 14 for discussion on the valuation methodology for derivative instruments.

Fair Value Hedges

The Company enters into cross-currency swaps in order to hedge the Company's foreign currency exchange risk on certain Euro denominated investments. The Company includes all components of each derivatives gain or loss in the assessment of hedge effectiveness. The earnings impact of the ineffective portion of these hedges was not material for the three-month or nine-month periods ended September 30, 2012. The last of the hedges is scheduled to expire in October 2017.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9) DERIVATIVES (continued)

The Company has historically entered into pay-variable, receive-fixed interest rate swaps to hedge changes in fair values of certain brokered certificate of deposits and certain debt obligations. At September 30, 2012, the Company had $17.7 million of deferred net after-tax losses on terminated derivative instruments that were hedging fair value changes. These losses will continue to be deferred in other liabilities and will be reclassified into interest expense over the remaining lives of the hedged assets and liabilities. During the three-month and nine-month periods ended September 30, 2012, $1.5 million and $4.4 million of the losses were recognized in the Consolidated Statement of Comprehensive Income.

Cash Flow Hedges

The Company hedges exposures to changes in cash flows associated with forecasted interest payments on variable-rate liabilities, through the use of pay-fixed, receive variable interest rate swaps. The last of the hedges is scheduled to expire in August 2025. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. The earnings impact of the ineffective portion of these hedges was not material for the three-month or nine-month periods ended September 30, 2012. As of September 30, 2012, the Company expects approximately $8.7 million of gross losses recorded in accumulated other comprehensive income to be reclassified to earnings during the next twelve months as the future cash flows occur.

At September 30, 2012, the Company had $0.6 million of deferred losses on terminated derivative instruments that were hedging the future cash flows on certain borrowings. These losses will continue to be deferred in accumulated other comprehensive income and will be reclassified into interest expense as the future cash flows occur, unless it becomes probable that the forecast interest payments will not occur, in which case, the losses in accumulated other comprehensive income will be recognized immediately. As of September 30, 2012, the Company expects approximately $0.4 million of the deferred net after-tax loss on derivative instruments included in accumulated other comprehensive income to be reclassified to earnings during the next twelve months as the future cash flows occur.

Shown below is a summary of the derivatives designated as accounting hedges at September 30, 2012 and December 31, 2011:

	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	WeightedAverage Life (Years)
	(in thousands)
September 30, 2012
Fair value hedges:
Cross-currency swaps	$79,765	$12,951	$10,946	3.42%	3.41%	4
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	3,902,738	636	139,915	0.43%	2.47%	2.2
Total	$3,982,503	$13,587	$150,861	0.49%	2.48%	2.2

December 31, 2011
Fair Value hedges:
Cross-currency swaps	$33,367	$3,888	$3,346	3.93%	3.90%	4.8
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	3,900,000	—	158,174	0.46%	2.68%	2.2
Total	$3,933,367	$3,888	$161,520	0.49%	2.69%	2.3

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

In June 2010, the Company sold Visa Inc. Class B common shares and entered into a total return swap in which the Company will make or receive payments based on subsequent changes in the conversion rate of the Class B shares into Class A shares. This total return swap is accounted for as a free-standing derivative.

Through the Company’s capital markets and mortgage-banking activities, it is subject to trading risk. The Company employs various tools to measure and manage price risk in its trading portfolios. In addition, the Board of Directors has established certain limits relative to positions and activities. The level of price risk exposure at any given point in time depends on the market environment and expectations of future price and market movements, and will vary from period to period. During the third quarter of 2012, the Company economically hedged mortgage servicing rights.

Summary information regarding other derivative activities at September 30, 2012 and December 31, 2011 follows:

	Asset derivatives Fair value		Liability derivatives Fair value
	September 30, 2012	December 31, 2011	September 30, 2012	December 31, 2011
	(in thousands)
Mortgage banking derivatives:
Forward commitments to sell loans	$—	$—	$27,976	$8,574
Interest rate lock commitments	39,054	7,323	—	—
Total mortgage banking risk management	39,054	7,323	27,976	8,574
Customer related derivatives:
Swaps receive fixed	396,837	357,062	—	95
Swaps pay fixed	218	126	395,343	379,423
Cross currency swaps	348	—	279	—
Other	2,489	4,161	2,376	4,014
Total customer related derivatives	399,892	361,349	397,998	383,532
Other derivative activities:

VISA total return swap	—	—	669	5,460
Foreign exchange contracts	12,289	11,950	11,732	11,930
Mortgage servicing right hedges	652	—	182	—
Other	11,670	12,098	11,461	12,375
Total	$463,557	$392,720	$450,018	$421,871

The above derivative positions had notional amounts totaling $16.1 billion at September 30, 2012 and $13.5 billion at December 31, 2011 which were not designated to obtain hedge accounting treatment.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9) DERIVATIVES (continued)

The following Consolidated Statement of Comprehensive Income line items were impacted by the Company’s derivative activity for the three-month and nine-month periods ended September 30, 2012 and 2011:

Three-Month Period Ended
Derivative Activity	September 30, 2012	September 30, 2011
Fair value hedges:
Cross-currency swaps	Decrease in other income of $0.1 million.	No effect on income
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Decrease in net interest income of $19.6 million.	Decrease in net interest income of $44.3 million.
Other derivative activities:
Forward commitments to sell loans	Decrease in mortgage banking revenues of $16.5 million.	Decrease in mortgage banking revenues of $7.9 million.
Interest rate lock commitments	Increase in mortgage banking revenues of $26.1 million.	Increase in mortgage banking revenues of $8.4 million.
Customer related derivatives	Increase in miscellaneous other income of $3.2 million.	Increase in miscellaneous other income of $4.5 million.
Total return swap associated with sale of Visa, Inc. Class B shares	Increase in other non-interest income of $0.9 million	Increase in other non-interest income of $0.1 million.
Foreign exchange	Increase in commercial banking fees of $0.5 million.	Decrease in commercial banking fees of $5.8 million.
Other	Increase to net interest income of $0.3 million and increase to miscellaneous other income of $0.4 million.	Increase to net interest income of $3.6 million.

Nine-Month Period Ended
Derivative Activity	September 30, 2012	September 30, 2011
Fair value hedges:
Cross-currency swaps	Increase in other income of $2 thousand.	No effect on income
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Decrease in net interest income of $62.2 million.	Decrease in net interest income of $143.9 million.
Other derivative activities:
Forward commitments to sell loans	Decrease in mortgage banking revenues of $19.4 million.	Decrease in mortgage banking revenues of $11.4 million.
Interest rate lock commitments	Increase in mortgage banking revenues of $31.7 million.	Increase in mortgage banking revenues of $9.2 million.
Customer related derivatives	Increase in miscellaneous other income of $24.1 million.	Increase in miscellaneous other income of $11.6 million.
Total return swap associated with sale of Visa, Inc. Class B shares	Increase in other non-interest income of $4.8 million.	Increase in other non-interest income of $1.2 million.
Foreign exchange	Increase in commercial banking fees of $0.5 million.	Decrease in commercial banking fees of $4.0 million.
Other	Decrease to net interest income of $97 thousand and increase to miscellaneous other income of $1.1 million.	Increase to net interest income of $10.5 million.

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

On June 17, 2009, the Company filed a lawsuit against the United States in Federal District Court seeking a refund of assessed taxes paid for tax years 2003-2005 related to two separate financing transactions with an international bank totaling $1.2 billion. As a result of these two financing transactions, the Company was subject to foreign taxes of $154.0 million during the years 2003 through 2005 and claimed a corresponding foreign tax credit for foreign taxes paid during those years, which the IRS disallowed. The IRS also disallowed the Company's deductions for interest expense and transaction costs, totaling $24.9 million in tax liability, and assessed interest and penalties totaling approximately $69.6 million. In 2006 and 2007, the Company was subject to an additional $87.6 million and $22.5 million of foreign taxes, respectively, as a result of the two financing transactions, and the Company's entitlement to foreign tax credits in these amounts will be determined by the outcome of the 2003-2005 litigation. In addition, the outcome of the litigation will determine whether the Company is subject to an additional tax liability of $49.8 million related to interest expense and transaction cost deductions, and whether the Company will be subject to $12.1 million in interest and $12.5 million in penalties for 2006 and 2007. The Company continues to believe that it is entitled to claim these foreign tax credits taken with respect to the transactions and also continues to believe that the Company is entitled to tax deductions for the related issuance costs and interest deductions based on tax law. The Company maintains a tax reserve of $96.9 million as of September 30, 2012 for this matter. The Company believes this reserve amount adequately provides for potential exposure to the IRS related to these items. However, as the Company continues to go through the litigation process, management will continue to evaluate the appropriate tax reserve levels for this position and any changes made to the tax reserves may materially affect the Company's income tax provision, net income and regulatory capital in future periods. A trial date has been set in this litigation for October 7, 2013.

In addition to the adjustments for items related to the two financing transactions discussed above, following the conclusion of the IRS's examination of the Company's 2006 and 2007 tax returns, the IRS proposed to recharacterize ordinary losses related to the sale of certain assets as capital losses. The Company has paid the tax assessment resulting from the recharacterization from capital to ordinary losses, and will contest the adjustment through the administrative appeals process. The Company is confident that its position related to its ordinary tax treatment of the losses will ultimately be upheld, therefore no amounts have been accrued related to this matter. If the Company is not successful in defending its position, the maximum potential tax liability resulting from this IRS adjustment would be approximately $95.0 million. Additionally, with respect to the 2006-2007 tax periods, the Company faces potential interest and penalties resulting from the recharacterization adjustment and other unrelated adjustments of approximately $11.1 million in interest and $14.5 million in penalties.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11) ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)
The following table presents the components of accumulated other comprehensive income/(loss), net of related tax, for the three-month and nine-month periods ended September 30, 2012 and 2011. All dollars are presented in thousands.

	Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income/(Loss)
	For the Three-Month Period Ended September 30, 2012			June 30, 2012		September 30, 2012
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$(11,603)	$3,979	$(7,624)
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments	20,969	(7,339)	13,630
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	9,366	(3,360)	6,006	$(96,779)	$6,006	$(90,773)

Change in unrealized gains on investment securities available-for-sale	117,888	(45,582)	72,306
Reclassification adjustment for net gains included in net income	151	(53)	98
Net unrealized gains on investment securities available-for-sale	118,039	(45,635)	72,404	106,929	72,404	179,333

Amortization of defined benefit plans	929	(364)	565	(25,347)	565	(24,782)

Total, September 30, 2012	$128,334	$(49,359)	$78,975	$(15,197)	$78,975	$63,778

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11) ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income/(Loss)
	For the Nine-Month Period Ended September 30, 2012			December 31, 2011		September 30, 2012
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$(40,398)	$13,377	$(27,021)
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments	68,069	(23,825)	44,244
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	27,671	(10,448)	17,223	$(107,996)	$17,223	$(90,773)

Change in unrealized gains/(losses) on investment securities available-for-sale	224,737	(83,511)	141,226
Reclassification adjustment for net gains included in net income	(76,381)	26,735	(49,646)
Net unrealized gains on investment securities available-for-sale	148,356	(56,776)	91,580	87,753	91,580	179,333

Amortization of defined benefit plans	2,788	(1,095)	1,693	(26,475)	1,693	(24,782)

Total, September 30, 2012	$178,815	$(68,319)	$110,496	$(46,718)	$110,496	$63,778

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11) ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income/(Loss)
	For the Three-Month Period Ended September 30, 2011			June 30, 2011		September 30, 2011
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$(62,333)	$24,268	$(38,065)
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments	(2,628)	1,033	(1,595)
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	(64,961)	25,301	(39,660)	$(144,713)	$(39,660)	$(184,373)

Change in unrealized gains/(losses) on investment securities available-for-sale	126,130	(50,319)	75,811
Reclassification adjustment for net gains included in net income	41,943	(16,484)	25,459
Net unrealized gains/(losses) on investment securities available-for-sale	168,073	(66,803)	101,270	(42,296)	101,270	58,974

Amortization of defined benefit plans	520	(204)	316	(15,764)	316	(15,448)

Total, September 30, 2011	$103,632	$(41,706)	$61,926	$(202,773)	$61,926	$(140,847)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11) ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income/(Loss)
	For the Nine-Month Period Ended September 30, 2011			December 31, 2010		September 30, 2011
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$(86,861)	$33,970	$(52,891)
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments	(10,238)	3,696	(6,542)
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	(97,099)	37,666	(59,433)	$(124,940)	$(59,433)	$(184,373)

Change in unrealized gains/(losses) on investment securities available-for-sale	128,483	(51,263)	77,220
Reclassification adjustment for net gains included in net income	123,867	(49,338)	74,529
Net unrealized gains/(losses) on investment securities available-for-sale	252,350	(100,601)	151,749	(92,775)	151,749	58,974

Amortization of defined benefit plans	1,686	(659)	1,027	(16,475)	1,027	(15,448)

Total, September 30, 2011	$156,937	$(63,594)	$93,343	$(234,190)	$93,343	$(140,847)

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

The following table details the amount of commitment expiration per period for financial instruments where contract amounts represent credit risk at September 30, 2012:

Other Commitments	Contract or notional amount	Less than 1 year	Over 1 yr to 3 yrs	Over 3 yrs to 5 yrs	Over 5 yrs
	(in thousands)
Commitments to extend credit	$22,953,045	$8,540,281	$3,920,051	$8,353,780	$2,138,933
Standby letters of credit	2,422,963	1,666,973	476,512	204,191	75,287
Loans sold with recourse	197,765	37,359	39,835	38,242	82,329
Forward buy commitments	597,884	560,925	36,959	—	—
Total commitments	$26,171,657	$10,805,538	$4,473,357	$8,596,213	$2,296,549

The Company’s standby letters of credit meet the definition of a guarantee under the guarantees topic of the FASB Accounting Standards Codification 460. These transactions are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 1.1 years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company has various forms of collateral, such as real estate assets and customer business assets. The maximum undiscounted exposure related to these commitments at September 30, 2012 was $2.4 billion, and the approximate value of the underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $1.2 billion. The fees related to standby letters of credit are deferred and amortized over the life of the commitment. These fees were immaterial to the Company’s financial statements at September 30, 2012. Management believes that the utilization rate of these standby letters of credit will continue to be substantially less than the amount of these commitments, as has been the Company’s experience to date. As of September 30, 2012 and December 31, 2011, the reserve related to these standby letters of credit was $169.1 million and $177.9 million, respectively, which is recorded within the reserve for unfunded commitments in Other Liabilities on the Consolidated Balance Sheet. The credit risk associated with standby letters of credit is monitored using the same risk rating system utilized within its loan and lease portfolio.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12) COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

The Company has loans sold with recourse that meet the definition of a guarantee under the guarantees topic of the FASB Accounting Standards Codification. For loans sold with recourse under the terms of the multi-family sales program with the FNMA, the Company retained a portion of the credit risk associated with such loans. The unpaid principal balance outstanding of loans sold with these programs was $8.0 billion as of September 30, 2012 and $9.3 billion as of December 31, 2011. As a result of this agreement with the FNMA, the Company retained a 100% first loss position on each multi-family loan sold to the FNMA under such program until the earlier to occur of (i) the aggregate approved losses on the multi-family loans sold to the FNMA reaching the maximum loss exposure for the portfolio as a whole ($160.5 million as of September 30, 2012 which includes a reduction of $3.9 million for losses pending approval by the FNMA) or (ii) until all of the loans sold to the FNMA under this program are fully paid off. Any losses sustained as a result of impediments in standard representations and warranties would be in addition to the maximum loss exposure.

The Company has established a liability which represents the fair value of the retained credit exposure. This liability represents the amount that the Company estimates that it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon internal specific information and an industry-based default curve with a range of estimated losses. At September 30, 2012 and December 31, 2011, SHUSA had $125.5 million and $135.5 million of reserves classified in other liabilities related to the fair value of the retained credit exposure for loans sold to the FNMA under this sales program. The Company's commitment will expire in March 2039 based on the maturity of the loans sold with recourse. Losses sustained by the Company may be offset, or partially offset, from proceeds resulting from the disposition of the underlying mortgaged properties. Approval from the FNMA is required for all transactions related to the liquidation of properties underlying the mortgages.

In the standard course of business, the Company sells residential loans on a non-recourse government sponsored basis to the FNMA and other government-sponsored entities (collectively, "GSEs"). In connection with these sales, the Company entered into agreements containing various representation and warranties about, among other things, the ownership of the loan, the validity of the lien securing the loan, the loan's compliance with any applicable loan criteria established by the GSEs, including underwriting standards and the ongoing existence of mortgage insurance, absence of delinquent taxes or liens against the property securing the loan and the loan's compliance with applicable federal, state, and local laws. Breaches of these representation and warranties may result in the requirement for the Company to repurchase the mortgage loans or, if the loan has been foreclosed, the underlying collateral or to otherwise make whole or provide other remedies to the GSEs.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12) COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

The activity in the representation and warranties reserves for the three-month and nine-month periods ended September 30, 2012 was as follows (in thousands):

	Three-Month Period Ended September 30, 2012	Nine-Month Period Ended September 30, 2012
Beginning Balance	$19,336	$12,273
Provision	30,200	43,973
Recoveries	—	436
Charge-offs	(4,529)	(11,675)
Ending Balance	$45,007	$45,007
We have recently experienced elevated levels of residential mortgage repurchase demands and we expect these levels to continue. Charge-offs and provision activity for 2011 was not material. During the past two quarters we have seen a 47% increase in repurchase demands compared to the average of the prior five quarters. The second and third quarters of 2012 had average repurchase demands of $16.2 million, while the five previous quarters had average repurchase demands of $11.0 million. As a result, we have increased our residential mortgage repurchase reserve to $45.0 million at September 30, 2012, resulting in the provision of $30.2 million for the third quarter of 2012. Management believes our repurchase liability appropriately reflects the estimated probable losses on repurchase claims for all loans sold and outstanding as of September 30, 2012. In making these estimates, we consider the losses that we expect to incur over the life of the sold loans.

Other Off-Balance Sheet Risk

Other off-balance sheet risk stems from financial instruments that do not meet the definition of a guarantee as specified in the applicable accounting guidance, and from other relationships which include items such as indemnifications provided in the ordinary course of business and intercompany guarantees.
Litigation

In the ordinary course of business, the Company and its subsidiaries are routinely parties to pending and threatened legal actions and proceedings, including class action claims. These actions and proceedings are generally based on alleged violations of consumer protection, securities, environmental, banking, employment and other laws. In some of these actions and proceedings, claims for substantial monetary damages are asserted against the Company and its subsidiaries. In the ordinary course of business, the Company and its subsidiaries are also subject to regulatory examinations, information gathering requests, inquiries and investigations.

In view of the inherent difficulty of predicting the outcome of such litigation and regulatory matters, particularly where the claimants seek very large or indeterminate damages or where the matters present novel legal theories or involve a large number of parties, the Company generally cannot predict the eventual outcome of the pending matters, the timing of the ultimate resolution of these matters, or the eventual loss, fines or penalties related to each pending matter.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12) COMMITMENTS, CONTINGENCIES AND GUARANTEES (continued)

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that is both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable, at which time an accrued liability is established with respect to such loss contingency. The Company continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. For certain legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses. For other matters for which a loss is probable or reasonably possible, such an estimate is not possible. Excluding the matters discussed below, management currently estimates that it is reasonably possible that the Company could incur losses in an aggregate amount up to approximately $60.0 million in excess of the accrued liability, if any, with it also being reasonably possible that the Company could incur no such losses at all in these matters. This estimated range of reasonably possible losses represents the estimate of possible losses over the life of such legal matters, which may span an indeterminable number of years, and is based on information available as of September 30, 2012.

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

If the acquisition constituted a “change of control” under the definitions applicable to the Trust PIERS, SHUSA would be required to pay a significantly higher rate of interest on subordinated debentures of SHUSA held in trust for the holders of Trust PIERS, and the principal amount of the debentures would accrete to $50 per debenture as of the effective date of the “change of control”. There is no “change of control” under the Trust PIERS, among other reasons, if the consideration in the acquisition consisted of shares of common stock traded on a national securities exchange. Santander issued American Depositary Shares ("ADSs") in connection with the acquisition which were and are listed on the New York Stock Exchange.

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

The Court referred the matter of damages to a magistrate judge for an inquest and, on September 12, 2012, the magistrate judge issued a recommendation that the interest on the PIERS be reset at 13.61% per annum for all periods subsequent to January 31, 2009, and that the damages due to the holders of the Trust PIERS should be $305.6 million for the period between January 30, 2009 and June 1, 2012 (interest will continue to accrue at a rate of 13.61% on a daily basis and will compound on a quarterly basis, until it is paid to the Trust PIERS holders), costs and attorneys' fees in the amount of $3.2 million, and accrued prejudgment interest on the unpaid fees and costs in the amount of $0.1 million. Interest on the fee award will continue to accrue at a rate of 6% per annum until paid in full.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12) COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Following the December 13, 2011 decision by the Court, at December 31, 2011, SHUSA recorded a reduction of pre-tax income of $344.2 million for the Trust PIERS litigation. Of that total, $70.8 million represents the liability for accrued interest at the rate of 7.41% from January 31, 2009 to December 31, 2011, and the remaining $273.4 million was recorded as Other Expense on the Consolidated Statements of Comprehensive Income and a credit to the debt obligation to accrete the principal amount of each Trust PIERS security to $50. As a result of the magistrate judge's recommendation on damages, the Company recorded an additional $258.5 million reduction in pre-tax income as of September 30, 2012, and will commence accruing interest on the Trust PIERS at a rate of 13.61% per annum.

The Company intends to appeal the Court's finding that the acquisition was a "change of control" and the damages assessment (if necessary), upon entry of final judgment against the Company.

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

The plaintiff appealed the court's dismissal of its claims, including those claims based on "actual fraud". On October 1, 2012, the United States District Court for the Southern District of New York affirmed the January 25, 2011 order of the Bankruptcy Court. As previously reported, the disposition of the appeal does not affect the Bank's exposure in the case.

Foreclosure Matters

As of September 30, 2012, the Bank services approximately 148,000 residential mortgage loans, including approximately 3,300 which are in the process of foreclosure. These loans are comprised of loans owned by the Bank and loans serviced for third parties.

The Bank also owns loans serviced by third parties including approximately 250 loans that are in the process of foreclosure. The average number of residential mortgage and home equity foreclosures initiated monthly for loans serviced by the Bank and Bank owned-loans serviced by third parties was approximately 200 and 225, as of September 30, 2012 and December 31, 2011, respectively.

On April 13, 2011, the Bank consented to the issuance of a consent order by the Bank's previous primary federal banking regulator, the Office of Thrift Supervision (“OTS”), as part of an interagency horizontal review of foreclosure practices at 14 mortgage servicers. The Bank, upon its conversion to a national bank on January 26, 2012, entered into a stipulation consenting to the issuance of a consent order (the "Order") by the Office of the Comptroller of the Currency (the "OCC"), which contains the same terms as the OTS consent order.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12) COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

The Order requires the Bank to take a number of actions, including designating a Board committee to monitor and coordinate the Bank's compliance with the provisions of the Order, develop and implement plans to improve the Bank's mortgage servicing and foreclosure practices, designate a single point of contact for borrowers throughout the loss and mitigation foreclosure processes and take certain other remedial actions. The Bank has made significant progress in complying with these requirements.  Specifically, the Bank has:

•	retained an independent consultant to conduct a review of certain foreclosure actions or proceedings for loans serviced by the Bank;

•
strengthened coordination with its borrowers by providing them with a single point of contact to avoid borrower confusion and ensure effective communication in connection with any foreclosure, loss mitigation or loan modification activities;

•	improved processes and controls to ensure that foreclosures are not pursued once a mortgage has been approved for modification, unless repayments under the modified loan are not made;

•	enhanced controls and oversight over the activities of third-party vendors, including external legal counsel and Mortgage Electronic Registration Systems, Inc. ("MERS");

•
strengthened its compliance programs to ensure mortgage-servicing and foreclosure operations comply with all applicable legal requirements and supervisory guidance , and assure appropriate policies and procedures staffing, training oversight, and quality control of those processes;

•
improved its management information systems for foreclosure, loss mitigation and loan modification activities that ensure timely delivery of complete and accurate information to facilitate effective decision-making.

•	centralized governance and management for the originations, servicing and collections in the mortgage business

The Company incurred $24.7 million and $33.0 million of costs in 2011 and the first nine months of 2012, respectively, relating to compliance with the Order. The total estimated costs for 2012 is $37.1 million. Recurring legal and operational expenses to comply with the Order are estimated to be approximately $7.0 million annually. The Company and the Bank may incur further expenses related to compliance with the Order. The Order and any other proceedings and investigations could adversely affect the Company's reputation.

In addition, the Company incurred $196 thousand and $674 thousand of costs in 2011 and the first nine months of 2012 related to compensatory fees as a result of foreclosure delays. The Company expects to incur additional compensatory costs in 2012.

The Order will remain in effect until modified or terminated by the OCC. Any material failure to comply with the provisions of the Order could result in enforcement actions by the OCC. While the Bank intends to take such actions as may be necessary to enable it to comply fully with the provisions of the Order, and management is not aware of any impediments that may prevent the Bank from achieving full compliance with the Order, there can be no assurance that the Bank will be able to comply fully with the provisions of the Order, to do so within the time frames required, or that compliance with the Order will not be more time consuming, more expensive, or require more managerial time than anticipated. The Bank may also be subject to remediation costs and civil money penalties under the Order and could be subject to other proceedings or investigations with respect to its foreclosure activities: however, management is unable to determine at this time the likelihood or amount of such costs or penalties under the Order or with respect to any other such events, and accordingly, no accrual has been recorded.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12) COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Hurricane Sandy

In late October 2012, Hurricane Sandy significantly impacted portions of the Company's geographic footprint in the Mid-Atlantic and Northeastern United States.  The financial impact to the Company is expected to primarily relate to our lending portfolios secured by real estate.  Losses related to the hurricane will be driven by a number of factors including, but not limited to, the extent of damages to our collateral, insurance coverage levels, and the availability of government assistance to our borrowers.  We are currently assessing the impact to our customers and our business as a result of the hurricane, but are currently unable to reasonably estimate the extent of losses the Company may incur as a result of the hurricane.

Other

Refer to Note 10 for disclosure regarding the lawsuit filed by the Company against the IRS/United States. In addition to the proceedings described above and the litigation described in Note 10 above, the Company in the normal course of business is subject to various other pending and threatened legal proceedings in which claims for monetary damages and other relief are asserted. The Company does not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of such other legal proceedings will have a material effect on its financial position. However, the Company cannot now determine whether or not any claims asserted against the Company, whether in the proceedings specifically described above, the matter described in Note 10 above, or otherwise, will have a material effect on the its results of operations in any future reporting period, which will depend on, among other things, the amount of any loss resulting from the claim and the amount of income otherwise reported for the reporting period.

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

The Company has $2.5 billion of public securities consisting of various senior note obligations, trust preferred security obligations and preferred stock issuances. Santander owned approximately 30.2% of these securities as of September 30, 2012.

The Company has entered into derivative agreements with Santander and Abbey National PLC with notional values of $4.1 billion, and 2.0 billion, respectively, which consist primarily of swap agreements to hedge interest rate risk and foreign currency exposure.

In 2006, Santander provided confirmation of standby letters of credit issued by the Bank. During the nine-month periods ended September 30, 2012 and 2011, the average unfunded balance outstanding under these commitments was $311.3 million and $1.2 billion, respectively. The Bank paid approximately $0.3 million and $2.4 million in fees to Santander in the three-month and nine-month periods ended September 30, 2012 in connection with these commitments, compared to $2.5 million and $8.9 million in fees in the corresponding periods in the prior year.

In addition, during both the three-month and nine-month periods ended September 30, 2012, the Company paid $0.7 million in rental payments to Santander. There were no payments made in connection with this agreement in the prior year.

In the ordinary course of business, certain directors and executive officers of the Company became indebted to the Company in the form of loans for various business and personal interests. The outstanding balance of these loans was $6.4 million and $6.2 million at September 30, 2012 and December 31, 2011, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(13) RELATED PARTY TRANSACTIONS (continued)

The Company and its affiliates have entered into various service agreements with Santander and its affiliates. Each of the agreements was done in the ordinary course of business and on market terms. The agreements are as follows:

•
Nw Services Co., a Santander affiliate doing business as Aquanima, is under contract with the Bank to provide procurement services, with fees paid in the three-month and nine-month periods ended September 30, 2012 in the amounts of $0.9 million and $2.8 million, compared to $0.9 million and $2.6 million for the corresponding periods in 2011.

•
Geoban, S.A., a Santander affiliate, is under contract with the Bank to provide services in connection with debit card disputes and claims support, and consumer and mortgage loan set-up and review, with fees paid in the three-month and nine-month periods ended September 30, 2012 in the amounts of $1.9 million and $15.0 million, compared to $6.5 million and $7.3 million for the corresponding periods in 2011.

•
Ingenieria De Software Bancario S.L., a Santander affiliate, is under contract with the Bank to provide information technology development, support and administration, with fees paid in the three-month and nine-month periods ended September 30, 2012 in the amounts of $27.6 million and $97.9 million, compared to $25.8 million and $82.7 million for the corresponding periods in 2011.

•
Produban Servicios Informaticos Generales S.L., a Santander affiliate, is under contract with the Bank to provide professional services, and administration and support of information technology production systems, telecommunications and internal/external applications, with fees paid in the three-month and nine-month periods ended September 30, 2012 in the amounts of $25.0 million and $76.3 million, compared to $23.2 million and $62.7 million for the corresponding periods in 2011.

•
Santander Back-Offices Globales Mayoristas S.A., a Santander affiliate, is under contract with the Bank to provide logistical support for Sovereign Bank’s derivative and hedging transactions and programs. In the three-month and nine-month periods ended September 30, 2012, fees in the amounts of $0.1 million and $0.3 million were paid to Santander Back-Offices Globales Mayoristas S.A. with respect to this agreement, compared to fees in the amounts of $0.1 million and $0.3 million for the corresponding periods in 2011.

•
Santander Global Facilities (“SGF”), a Santander affiliate, is under contract with the Bank to provide (i) administration and management of employee benefits and payroll functions for the Bank and other affiliates, including employee benefits and payroll processing services provided by third party vendors through sponsorship by SGF, and (ii) property management and related services. In the three-month and nine-month periods ended September 30, 2012, fees in the amounts of $2.3 million and $7.1 million were paid to SGF with respect to this agreement, compared to $2.8 million and $8.0 million for the corresponding periods in 2011.

In 2010, the Company extended a $10.0 million unsecured loan to Servicios de Cobranza, Recuperacion y Seguimiento, S.A. DE C.V, a subsidiary of Santander Mexico. At September 30, 2012, the principal balance was $0.9 million, compared to $2.0 million at December 31, 2011.

During the three-month and nine-month periods ended September 30, 2012, the Company recorded expenses of $6.0 million and $20.7 million, respectively, related to transactions with SCUSA. During both the three-month and nine-month periods ended September 30, 2011, the Company recorded income of $24.8 thousand, and expenses of $6.7 million and $22.1 million, respectively. In addition, as of September 30, 2012 and December 31, 2011, the Company had receivables and prepaid expenses with SCUSA in the amounts of $67.3 million and $99.1 million, respectively. The activity is primarily related to SCUSA's servicing of certain SHUSA outstanding loan portfolios and dividends paid by SCUSA to SHUSA. Transactions which occurred prior to the SCUSA Transaction, which was effective December 31, 2011, have been eliminated from the Consolidated Statements of Comprehensive Income at September 30, 2011 as intercompany transactions.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14) FAIR VALUE

Fair value is defined in U.S. GAAP as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard focuses on the exit price in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. U.S. GAAP establishes a fair value reporting hierarchy to maximize the use of observable inputs when measuring fair value and defines the three levels of inputs as noted below:

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14) FAIR VALUE (continued)
The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of September 30, 2012 and December 31, 2011.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2012
	(in thousands)
Financial assets:
US Treasury and government agency securities	$—	$8,998	$—	$8,998
Debentures of FHLB, FNMA and FHLMC	—	20,000	—	20,000
Corporate debt	—	2,377,534	—	2,377,534
Asset-backed securities	—	1,098,788	795,407	1,894,195
Equity Securities	5,104	—	—	5,104
State and municipal securities	—	1,720,579	—	1,720,579
Mortgage backed securities	—	11,223,112	—	11,223,112
Total investment securities available-for-sale	5,104	16,449,011	795,407	17,249,522
Loans held for sale	—	772,088	—	772,088
Mortgage servicing rights	—	—	78,095	78,095
Derivatives:
Fair value	—	12,951	—	12,951
Cash Flow	—	636	—	636
Mortgage banking interest rate lock commitments	—	—	39,054	39,054
Customer related	—	399,892	—	399,892
Foreign exchange	—	12,289	—	12,289
Mortgage servicing rights	—	652	—	652
Other	—	11,591	79	11,670
Total financial assets	$5,104	$17,659,110	$912,635	$18,576,849
Financial liabilities:
Derivatives:
Fair value	$—	$10,946	$—	$10,946
Cash flow	—	139,915	—	139,915
Mortgage banking interest rate lock commitments	—	27,976	—	27,976
Customer related	—	397,998	—	397,998
Total return swap	—	—	669	669
Foreign exchange	—	11,732	—	11,732
Mortgage servicing rights	—	182	—	182
Other	—	11,245	216	11,461
Total financial liabilities	$—	$599,994	$885	$600,879

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14) FAIR VALUE (continued)
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-market accounting or certain impairment measures. At September 30, 2012, assets measured at fair value on a nonrecurring basis, that were still held at the balance sheet, were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value at September 30, 2012
	(in thousands)
September 30, 2012
Impaired loans held for investment (1)	$—	$407,549	$111,601	$519,150
Foreclosed assets (2)	—	31,657	—	31,657
Mortgage servicing rights (3)	—	—	—	—

December 31, 2011
Impaired loans held for investment (1)	$—	$1,388,268	$—	$1,388,268
Foreclosed assets (2)	—	74,031	—	74,031
Mortgage servicing rights	—	—	91,686	91,686

(1)
Represents recorded investment of loans for which the Company periodically records nonrecurring adjustments of collateral-dependent loans measured for impairment when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Appraisals are generally obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties. In cases where the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized.

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

(3)
As of January 1, 2012, the Company elected to account for its existing portfolio of residential mortgage loan servicing rights (MSRs) at fair value. The Company's multi-family mortgage loan servicing rights were fully amortized at September 30, 2012.

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Consolidated Statements of Comprehensive Income relating to assets held at period end. All balances are presented in thousands.

	Comprehensive Income Location	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
		2012	2011	2012	2011
Impaired loans held for investment	Provision for credit losses	$29,680	$79,413	$66,558	$56,140
Foreclosed assets	Other administrative expense	(1,786)	(7,203)	(4,859)	(13,205)
Mortgage servicing rights	Mortgage banking income	—	(39,687)	88	(37,789)
		$27,894	$32,523	$61,787	$5,146

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14) FAIR VALUE (continued)

The tables below presents the changes in all of the Level 3 balances for the three-month and nine-month periods ended September 30, 2012 and 2011. All balances are presented in thousands.

Three-Month Period Ended September 30, 2012
	Investments Available-for-Sale	Mortgage Servicing Rights	Derivatives	Total
Balance, June 30, 2012	$749,693	$95,536	$11,291	$856,520
Gains/(losses) in other comprehensive income	1,114	—	—	1,114
Gains/(losses) in earnings	—	(25,614)	26,957	1,343
Purchases	44,974	—	—	44,974
Issuances	—	8,173	—	8,173
Sales	—	—	—	—
Settlements(1)	(374)	—	—	(374)
Amortization	—	—	—	—
Transfers into/out of level 3	—	—	—	—
Balance, September 30, 2012	$795,407	$78,095	$38,248	$911,750
Changes in unrealized gains (losses) included in earnings related to balances still held at September 30, 2012	$—	$(25,614)	$847	$(24,767)

Nine-Month Period Ended September 30, 2012
	Investments Available-for-Sale	Mortgage Servicing Rights	Derivatives	Total
Balance, December 31, 2011	$52,315	$91,686	$1,143	$145,144
Gains/(losses) in other comprehensive income	(5,169)	—	—	(5,169)
Gains/(losses) in earnings	(50)	(44,684)	37,105	(7,629)
Purchases	192,974		—	192,974
Issuances	—	31,616	—	31,616
Sales	(20,000)	—	—	(20,000)
Settlements(1)	(1,123)	—	—	(1,123)
Amortization	—	(523)	—	(523)
Transfers into/out of level 3	576,460	—	—	576,460
Balance, September 30, 2012	$795,407	$78,095	$38,248	$911,750
Changes in unrealized gains (losses) included in earnings related to balances still held at September 30, 2012	$—	$(44,772)	$5,374	$(39,398)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14) FAIR VALUE (continued)

Three-Month Period Ended September 30, 2011
	Investments Available-for-Sale	Mortgage Servicing Rights	Derivatives	Total
Balance, June 30, 2011	$1,117,472	$140,597	$(1,558)	$1,256,511
Gains/(losses) in other comprehensive income	36,677	—	—	36,677
Gains/(losses) in earnings	—	(39,687)	8,549	(31,138)
Purchases	—	—	—	—
Issuances	—	4,443	—	4,443
Sales	—	—	—	—
Settlements(1)	(73,131)	—	—	(73,131)
Amortization	—	(9,676)	—	(9,676)
Transfers into/out of level 3	—	—	—	—
Balance, September 30, 2011	$1,081,018	$95,677	$6,991	$1,183,686
Changes in unrealized gains (losses) included in earnings related to balances still held at September 30, 2011	$—	$(39,687)	$139	$(39,548)

Nine-Month Period Ended September 30, 2011
	Investments Available-for-Sale	Mortgage Servicing Rights	Derivatives	Total
Balance, December 31, 2010	$1,511,847	$146,028	$(7,951)	$1,649,924
Gains/(losses) in other comprehensive income	33,702	—	(216)	33,486
Gains/(losses) in earnings	9,843	(37,789)	11,454	(16,492)
Purchases	—	—	—	—
Issuances	—	17,926	—	17,926
Sales	(180,611)	—	—	(180,611)
Settlements(1)	(293,763)	—	3,704	(290,059)
Amortization	—	(30,488)	—	(30,488)
Transfers into/out of level 3	—	—	—	—
Balance, September 30, 2011	$1,081,018	$95,677	$6,991	$1,183,686
Changes in unrealized gains (losses) included in earnings related to balances still held at September 30, 2011	$—	$(37,789)	$2,280	$(35,509)

(1)	Settlements include prepayments, paydowns and maturities.

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

During the Company's review of its investment portfolio performed during the first three months of 2012, the Company transferred its collateralized loan obligation securities ("CLOs"), which are asset backed securities, from Level 2 to Level 3 due to the lack of price transparency in connection with its limited trading activity. There were no other transfers between Levels 1, 2 and 3 during the three-month and nine-month periods ended September 30, 2012.

As of September 30, 2012, $18.6 billion of the Company’s total assets consisted of financial instruments measured at fair value on a recurring basis, including financial instruments for which the Company elected the fair value option. Approximately $17.7 billion of these financial instruments, net of counterparty and cash collateral balances, were measured using valuation methodologies involving market-based or market-derived information. Approximately $912.6 million of these financial instruments were measured using model-based techniques, or using Level 3 inputs, and represented approximately 4.9% of the total assets measured at fair value and approximately 1.1% of the total consolidated assets.

Following is a description of the valuation techniques used for instruments measured at fair value on a recurring basis.

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

The Company’s Level 3 assets are primarily comprised of certain sale leaseback securities and collateralized loan obligations. These investments are thinly traded and the Company determined the estimated fair values for these securities by evaluating pricing information from a combination of sources such as third party pricing services, third party broker quotes for certain securities and other independent third party valuation sources. These quotes are benchmarked against similar securities that are more actively traded in order to assess the reasonableness of the estimated fair values. The fair market value estimates assigned to these securities assume liquidation in an orderly fashion and not under distressed circumstances. Significant unobservable inputs include evaluated third party quotes and pricing on comparable securities that are more actively traded as well as management-determined comparability adjustments. Changes in the evaluated third party quotes and pricing would result in a directionally similar change in the fair value of the securities.

Gains and losses on investments are recognized on the Consolidated Statements of Comprehensive Income through “Net gain on sale of investment securities”.

Loans Held for Sale

The fair value of these loans are estimated using published forward agency prices to agency buyers such as the FNMA and the FHLMC. The majority of the residential loan held for sale portfolio is sold to these two agencies. See further discussion below in the Fair Value Option for Financial Assets and Financial Liabilities section.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14) FAIR VALUE (continued)

Mortgage servicing rights

During the first quarter, the Company implemented a new model that it believes to be widely used among large mortgage servicers for the valuation of mortgage servicing rights. This model estimates the present value of the future net cash flows from mortgage servicing activities based on various assumptions. These cash flows include servicing and ancillary revenue offset by the estimated costs of performing servicing activities. Significant assumptions used in the valuation of residential mortgage servicing rights are anticipated loan prepayment rates ("CPR") and the discount rate reflective of a market participant's required return on an investment for similar assets. Other important valuation assumptions include market based servicing costs and the anticipated earnings on escrow and similar balances held by the Company in the normal course of mortgage servicing activities. All of these assumptions are considered to be unobservable inputs. Historically, servicing costs and discount rates have been less volatile than CPR and earnings rates, both of which are directly correlated with changes in market interest rates. Increases in prepayment speeds, discount rate and servicing costs result in lower valuations of mortgage servicing rights. Decreases in the anticipated earnings rate on escrow and similar balances result in lower valuations of mortgage servicing rights. For each of these items, the Company makes assumptions based on current market information and future expectations. All of the assumptions are based on standards that the Company believes would be utilized by market participants in valuing mortgage servicing rights and are derived and/or benchmarked against independent public sources.

Gains and losses on MSRs are recognized on the Consolidated Statements of Comprehensive Income through “Mortgage Banking Income”.

Listed below are the most significant inputs that are utilized by the Company in the evaluation of residential mortgage servicing rights:

•	A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $5.3 million and $10.0 million, respectively, at September 30, 2012.

•	A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $2.1 million and $4.1 million, respectively, at September 30, 2012.

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

The discounted cash flow model is utilized to determine the fair value for the mortgage banking derivatives. The significant unobservable inputs for mortgage banking derivatives used in the fair value measurement of the reporting entity‘s loan commitments (pipeline) are "pull through" percentage and the mortgage servicing rights value that is inherent in the underlying loan value. The pull through percentage represents the dollar volume of loans that a seller delivers versus the dollar value of loans committed for delivery. Significant increases (decreases) in any of those inputs in isolation would result in a significantly higher (lower) fair value measurement. Significant increases (decreases) in the fair value of a mortgage banking derivative asset (liability) results when the probability of funding increases (decreases). Significant increases (decreases) in the fair value of a mortgage loan commitment result when the embedded servicing value increases (decreases).

Gains and losses related to derivatives affect various line items on the Consolidated Statements of Comprehensive Income. See Note 9 for the discussion of derivatives activity on the Consolidated Statements of Comprehensive Income.

The following table presents quantitative information about the significant unobservable inputs within Level 3 Recurring Assets and Liabilities. All balances are presented in thousands.

	Fair Value at September 30, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Financial assets:
Asset-backed securities
Collateralized loan obligations	$752,358	Discounted Cash Flow	Offered quotes	99.44%-101.15% (100.31%)
Sale-lease back securities	43,049	Consensus Pricing (1)	Offered quotes	Single Security (109.07%)
	795,407
Mortgage servicing rights	78,095	Discounted Cash Flow	Prepayment rate (CPR)	0.13%-51.04% (22.53%)
			Discount Rate	10.00%
Mortgage banking interest rate lock commitments	39,054	Discounted Cash Flow	Pull through percentage	74.24%
			MSR value (2)	0.625%-0.95% (0.878%)
Total Assets	912,556

Financial liabilities:
Total return swap	669	Discounted Cash Flow	Timing of litigation settlement	12 months
	$669
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

	September 30, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$3,351,074	$3,351,074	$2,623,963	$2,623,963
Available-for-sale investment securities	17,249,522	17,249,522	15,578,576	15,578,576
Other investments	1,028,537	1,028,537	555,370	555,370
Loans held for investment, net	51,212,181	51,118,709	50,223,888	49,286,606
Loans held for sale	772,088	772,088	352,471	352,471
Restricted Cash	393,866	393,866	36,660	36,660
Mortgage servicing rights	78,095	78,095	91,686	99,556
Derivatives:
Fair value	12,289	12,289	3,888	3,888
Cash flow	636	636	—	—
Mortgage banking	39,054	39,054	7,323	7,323
Customer related	399,892	399,892	361,349	361,349
Foreign exchange	12,289	12,289	11,950	11,950
Mortgage servicing rights	652	652	—	—
Other	11,670	11,670	12,098	12,098
Financial liabilities:
Deposits	50,222,004	50,345,677	47,797,515	47,330,243
Borrowings and other debt obligations	19,189,050	20,629,904	18,278,433	19,372,350
Derivatives:
Fair value	10,946	10,946	3,346	3,346
Cash flow	139,915	139,915	158,174	158,174
Mortgage banking	27,976	27,976	8,574	8,574
Customer related	397,998	397,998	383,532	383,532
Total return swap	669	669	5,460	5,460
Foreign exchange	11,732	11,732	11,930	11,930
Mortgage serving rights	182	182	—	—
Other	11,461	11,461	12,385	12,385

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14) FAIR VALUE (continued)

The following methods and assumptions were used to estimate the fair value of each class of financial instruments not measured at fair value in the Consolidated Balance Sheet:

Cash and amounts due from depository institutions

Cash and cash equivalents include cash and due from depository institutions, interest-bearing deposits in other banks, federal funds sold, and securities purchased under agreements to resell. As of September 30, 2012 and December 31, 2011, the Company had $393.9 million and $36.7 million, respectively, of restricted cash. Restricted cash is related to cash restricted for investment purposes, cash posted for collateral purposes and cash advanced for loan purchases. Cash and cash equivalents including restricted cash have maturities of three months or less and, accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value. The related fair value measurements have generally been classified as Level 1 as carrying value approximates fair value due to the short-term nature of the asset.

Other investments

Other investments include the Company's investment in the stock of the Federal Home Loan Bank ("FHLB") of Pittsburgh and the Federal Reserve Board. The stock does not have a readily determinable fair value, because its ownership is restricted and it lacks a market. The stock can be sold back only at its par value of $100 per share and only to the FHLBs or to another member institution or the Federal Reserve Board. Accordingly, the stock is carried at cost. The Company evaluates this investment for impairment on the ultimate recoverability of the par value rather than by recognizing temporary declines in value. The related fair value measurements have generally been classified as Level 2.

Loans held for investment

The fair values of loans are estimated based on groupings of similar loans by type, interest rate, and borrower creditworthiness. Discounted future cash flow analyses are performed for these loans incorporating assumptions of current and projected prepayment speeds. Discount rates are determined using the Company's current origination rates on similar loans, adjusted for changes in current liquidity and credit spreads (if necessary). Because the current liquidity spreads are generally not observable in the market and the expected loss assumptions are based on the Company's experience, these are Level 3 valuations. Impaired loans held for investment are generally based on the fair value of the underlying collateral supporting the loan and are generally classified as Level 2.

Deposits

The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, interest bearing demand deposit accounts, savings accounts and certain money market accounts, is equal to the amount payable on demand and does not take into account the significant value of the cost advantage and stability of the Corporation’s long-term relationships with depositors. The fair value of fixed-maturity certificates of deposit is estimated by discounting cash flows using currently offered rates for deposits of similar remaining maturities. The related fair value measurements have generally been classified as Level 1 for core deposits as the carrying value approximates fair value to the short-term nature of the liabilities. All other deposits are considered to be Level 2.

Borrowings and other debt obligations

Fair value is estimated by discounting cash flows using rates currently available to the Company for other borrowings with similar terms and remaining maturities. Certain other debt obligation instruments are valued using available market quotes which contemplates issuer default risk. The related fair value measurements have generally been classified as Level 2.

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

Loans held for sale

The Company adopted the fair value option on residential mortgage loans classified as held for sale, which allows the Company to record the mortgage loan held for sale portfolio at fair market value versus the lower of cost, net of deferred fees, deferred origination costs and effects of hedge accounting, or market. The Company economically hedges its residential loans held for sale portfolio with forward sale agreements which are reported at fair value. A lower of cost or market accounting treatment would not allow the Company to record the excess of the fair market value over book value, but would require the Company to record the corresponding reduction in value on the hedges. Both the loans and related hedges are carried at fair value, which reduces earnings volatility as the amounts more closely offset, particularly in environments when interest rates are declining. The fair value of loans held for sale is determined using current secondary market prices for portfolios with similar characteristics adjusted for servicing values and market conditions.

The Company's residential loan held for sale portfolio had an aggregate fair value of $772.1 million at September 30, 2012. The contractual principal amount of these loans totaled $734.2 million at September 30, 2012. The difference in fair value compared to the principal balance of $37.9 million was recorded in mortgage banking revenues during the nine-month period ended September 30, 2012. Substantially all of these loans are current and none are in non-accrual status. Interest income on these loans is credited to interest income as earned.

Residential Mortgage Servicing Rights

As of January 1, 2012, the Company elected to account for its existing portfolio of Residential MSRs at fair value. Prior to this election, Residential MSRs were accounted for using the amortization method subject to impairment. This election will create greater flexibility with regards to any ongoing decisions relating to risk management of the asset by mitigating the effects of changes to the Residential MSRs' fair value through the use of risk management instruments.

The Company's Residential MSRs had an aggregate fair value of $78.1 million at September 30, 2012. Changes in fair value totaling a loss of $44.8 million were recorded in mortgage banking income during the nine-month period ended September 30, 2012.

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

•
SCUSA is a specialized consumer finance company engaged in the purchase, securitization and servicing of retail installment contracts originated by automobile dealers and direct origination of retail installment contracts over the internet. As a result of the SCUSA Transaction (see further discussion in Note 1), SCUSA is now accounted for as an equity method investment. As of September 30, 2012, the Company owned approximately 65% of SCUSA. The Company's investment balance in SCUSA as of September 30, 2012 was $2.7 billion.

The following table represents the financial results and position of SCUSA as a stand-alone company for the three-month and nine-month periods ended September 30, 2012 and 2011.

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Net interest income	$649,134	$541,175	$1,869,474	$1,623,286
Net interest income after provision for credit losses	463,259	302,662	1,209,272	1,114,770
Income before taxes	353,820	250,129	983,970	969,053
Net income	212,559	158,852	611,704	618,230
Total assets	$18,826,462	$15,083,692	$18,826,462	$15,083,692

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

Other income and expenses are directly managed by each business line, including fees, service charges, salaries and benefits, and other direct expenses as well as certain allocated corporate expenses and are accounted for within each segment’s financial results. Accounting policies for the lines of business are the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business. Where practical, the results are adjusted to present consistent methodologies for the segments.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(15) BUSINESS SEGMENT INFORMATION (continued)

The following tables present certain information regarding the Company’s segments. All balances are presented in thousands.

For the Three-Month Period Ended			Global Banking	Specialized Business
September 30, 2012	Retail (3)	Corporate			Other (2)	Equity method investment in SCUSA	Total
Net interest income	$197,191	$109,404	$25,863	$9,946	$75,914	$—	$418,318
Total non-interest income	87,352	23,741	8,563	2,979	14,011	112,837	249,483
(Release) / provision for credit losses	79,923	(11,445)	(7,748)	(34,293)	44,563	—	71,000
Total expenses	221,952	29,942	6,030	6,394	381,573	—	645,891
Income/(loss) before income taxes	(17,332)	114,648	36,144	40,824	(336,211)	112,837	(49,090)

Intersegment revenue/(expense) (1)	(19,743)	(105,174)	(14,489)	(11,708)	151,114	—	—
Total average assets	$24,951,284	$21,668,962	$5,952,358	$1,376,638	$29,690,336	$—	$83,639,578

For the Nine-Month Period Ended			Global Banking	Specialized Business
September 30, 2012	Retail	Corporate			Other (2)	Equity method investment in SCUSA	Total
Net interest income	$611,703	$328,668	$73,238	$31,167	$228,059	$—	$1,272,835
Total non-interest income	313,639	58,549	33,414	11,172	91,524	386,576	894,874
(Release) / provision for credit losses	216,480	(787)	14,159	(49,188)	101,136	—	281,800
Total expenses	661,125	92,319	27,391	19,846	649,824	—	1,450,505
Income/(loss) before income taxes	47,737	295,685	65,102	71,681	(431,377)	386,576	435,404

Intersegment revenue/(expense) (1)	(62,577)	(315,107)	(34,998)	(43,500)	456,182	—	—
Total average assets	$25,234,098	$21,323,418	$5,436,831	$1,595,392	$29,145,285	$—	$82,735,024

For the Three-Month Period Ended			Global Banking	Specialized Business
September 30, 2011	Retail	Corporate			Other (2)	SCUSA	Total
Net interest income	$199,478	$101,566	$11,560	$13,571	$87,218	$541,175	$954,568
Total non-interest income	79,155	18,914	5,793	4,017	47,094	80,068	235,041
Provision for credit losses	29,006	66,872	4,745	25,152	4,425	238,513	368,713
Total expenses	210,913	26,314	3,550	7,248	129,227	132,601	509,853
Income/(loss) before income taxes	38,714	27,294	9,058	(14,812)	660	250,129	311,043

Intersegment revenue/(expense) (1)	(33,351)	(115,852)	(4,562)	(23,555)	177,320	—	—
Total average assets	$24,879,706	$20,591,698	$3,543,617	$2,366,472	$24,741,738	$15,329,488	$91,452,719

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(15) BUSINESS SEGMENT INFORMATION (continued)

For the Nine-Month Period Ended			Global Banking	Specialized Business
September 30, 2011	Retail	Corporate			Other (2)	SCUSA	Total
Net interest income	$630,518	$303,428	$32,084	$49,022	$248,384	$1,623,286	$2,886,722
Total non-interest income	317,166	59,434	20,236	13,130	108,178	273,117	791,261
Provision for credit losses	173,458	166,127	12,845	92,257	(3,574)	508,516	949,629
Total expenses	615,344	80,830	8,543	21,111	354,402	418,834	1,499,064
Income/(loss) before income taxes	158,882	115,905	30,932	(51,216)	5,734	969,053	1,229,290

Intersegment revenue/(expense) (1)	(66,285)	(360,074)	(13,129)	(81,284)	520,772	—	—
Total average assets	$24,638,742	$20,673,895	$3,251,930	$2,718,630	$24,812,356	$15,829,825	$91,925,378

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and are included in net interest income.

(2)
The Other category includes earnings from the investment portfolio, interest expense on the Bank’s borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

(3)
Income/(loss) before income taxes for the three-month period ended reflects the impact of two main items, Chapter 7 bankruptcy loans described in Note 4 and GSE reserves that have been fully allocated to the Retail reportable segment.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

Santander Holdings USA, Inc (“SHUSA” or the “Company") is the parent company of Sovereign Bank, N.A. ("Sovereign" or the “Bank”), a federally chartered savings bank as of December 31, 2011, which converted to a national banking association on January 26, 2012. In connection with the charter conversion, the Bank changed its name to Sovereign Bank, N.A. Also effective on January 26, 2012, SHUSA became a bank holding company.

SHUSA is headquartered in Boston, Massachusetts, and its principal executive offices are at 75 State Street, Boston, Massachusetts. The Bank's home office is in Wilmington, Delaware.

The Bank has $82.5 billion in assets as of September 30, 2012 with retail branches, operations and team members located principally in Pennsylvania, Massachusetts, New Jersey, Connecticut, New Hampshire, New York, Rhode Island, Maryland, and Delaware. The Bank gathers substantially all of its deposits in these market areas. The Bank uses the deposits, as well as other financing sources, to fund the loan and investment portfolios. The Bank earns interest income on the loans and investments. In addition, the Bank generates other income from a number of sources including deposit and loan services, sales of loans and investment securities, capital markets products and bank-owned life insurance. The Bank’s principal expenses include interest expense on deposits, borrowings and other debt obligations, employee compensation and benefits, occupancy and facility-related costs, technology and other administrative expenses. The Bank’s volumes and, accordingly, the financial results, are affected by the economic environment, including interest rates, consumer and business confidence and spending, as well as the competitive conditions within the Bank’s geographic footprint.

On January 30, 2009, SHUSA became a wholly owned subsidiary of Banco Santander, S.A. (“Santander”). Santander is a retail and commercial bank, headquartered in Spain, with a global presence in 10 core geographic markets. At the end of the third quarter of 2012, Santander was the largest bank in the euro zone and among the world's top 20 financial institutions by market capitalization. Founded in 1857, Santander had at September 30, 2012 €1,422 billion in managed funds, more than 100 million customers, 14,496 branches - more than any other international bank - and approximately 188,000 employees. Furthermore, it has relevant positions in the United Kingdom, Portugal, Germany, Poland, Argentina, Brazil, Mexico, Chile, and the United States. Santander had €1.8 billion in net attributable profit in the first nine months of 2012 primarily generated in Brazil 26%, Spain 16%, United Kingdom 13%, Mexico 13% and U.S. 9%.

Following the acquisition by Santander, the Company began to change its strategy substantially. The Company has successfully completed the first phase which included stabilization and turning around the operating results of the Company. Successful stabilization efforts have included improving risk management and collections and improving the Company’s margins and efficiency. The second phase, transformation, which began in 2010 and is expected to continue through 2014, focuses on strengthening the soundness, sustainability, and competitiveness of the retail and commercial bank.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Noteworthy accomplishments related to the Company's transformation include the execution of the national bank charter change, the successful launch of a new proprietary technology platform and servicing portal, which migrated a majority of the Company's customer accounts to allow the Company to better compete and actively bring to market its capabilities, the improvement of the Company's competitive position during the current challenging economic times, the growth in its deposit base, the increase in the Company's loan production to small businesses by more than 30% since 2010, continued improvements in the asset quality of the Bank's loan portfolio, which included reducing non-performing loans to total loans to below 3% and a reduction in the run-off portfolio, increases in capital, and the improvement in its cost-to-asset ratio. In addition, the Company increased its year-over-year net revenues in its Global Banking and Market (GBM) business, and also expanded into energy and technology sectors in its Corporate banking business, which has and will continue to make it possible to attract new clients to the Bank.

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

•
Growing Corporate Banking is a key priority for the Bank. Management plans to take a measured and gradual approach to building a strong franchise. Significant Corporate Banking initiatives include strengthening the Large Corporate unit as a competitive provider for large corporate customers, balancing penetration of different Corporate Banking units within the Bank's footprint in New England, Metropolitan New York, and the Mid-Atlantic region and upgrading the technology platform and operational capabilities.

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

As a national bank, the Bank is no longer subject to federal thrift regulations and instead is subject to the OCC's regulations under the National Bank Act. The various laws and regulations administered by the OCC for national banks affect corporate practices and impose certain restrictions on activities and investments, but the Company does not believe that the Bank's current or currently proposed business will be limited materially, if at all, by these restrictions. In addition, as a national bank, the Bank is no longer subject to the qualified thrift lender requirement, which requires thrifts to maintain a certain percentage of their “portfolio assets” in certain "qualified thrift investments,” such as residential housing related loans, certain consumer and small business loans and residential mortgage-backed securities. The Bank also is no longer subject to the restrictions in the Home Owners' Loan Act limiting the amount of commercial loans that it may make.

As a bank holding company, the Company is subject to the comprehensive, consolidated supervision and regulation of the Federal Reserve Bank (the "FRB"). The Company is subject to risk-based and leverage capital requirements and information reporting requirements. The Company is “well capitalized” as of September 30, 2012 under the FRB's capital standards.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

Congress often considers new financial industry legislation, and the federal banking agencies routinely propose new regulations. New legislation and regulation may include changes with respect to the federal deposit insurance system, consumer financial protection measures, compensation and systematic risk oversight authority. There can be no assurances that new legislation and regulations will not adversely affect us.

On July 21, 2010, the "Dodd-Frank Wall Street Reform and Consumer Protection Act" (the “Act”), which instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of, and government intervention in, the financial services sector. The Act includes a number of specific provisions designated to promote enhanced supervision and regulation of financial firms and financial markets. The Act introduces a substantial number of reforms that reshape the structure of the regulation of the financial services industry, requiring that more than 200 regulations be written over the next two years. Although the full impact of this legislation on the Company and the industry will be unknown until these regulations are complete, the enhanced regulation will involve higher compliance costs and certain elements, such as the debit interchange legislation, will negatively affect the Company's revenue and earnings.

More specifically, the Act imposes heightened prudential requirements on bank holding companies with at least $50.0 billion in total consolidated assets, which includes the Company, and requires the Federal Reserve Board ("FRB") to establish prudential standards for such bank holding companies that are more stringent than those applicable to other bank holding companies, including standards for risk-based capital requirements and leverage limits; heightened capital standards, including eliminating trust preferred securities as tier 1 regulatory capital, enhanced risk-management requirements, and credit exposure reporting and concentration limits. These changes are expected to impact the profitability and growth of the Company.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Act mandates an enhanced supervision framework, which means that the Company will be subject to annual stress tests by the FRB, and the Company and the Bank will be required to conduct semi-annual and annual stress tests, respectively, reporting results to the FRB and the OCC. The FRB also has discretionary authority to establish additional prudential standards, on its own or at the Financial Stability Oversight Council's recommendation, regarding contingent capital, enhanced public disclosures, short-term debt limits, and otherwise as it deems appropriate.

The Act established the Consumer Financial Protection Bureau ("CFPB") which has broad powers to set the requirements around the terms and conditions of financial products. This is expected to result in increased compliance costs and may result in reduced revenue.

The Bank routinely executes interest rate swaps for the management of its asset-liability mix, and also executes such swaps with its borrower clients. Under the Act, the Bank will be required to post an Independent Amount ("IA") with its counterparties and clearing exchanges. While clearing these financial instruments offers some benefits and additional transparency in valuation, the dynamic nature of the IA calculation will add to the funding volatility of the Bank and potentially require higher capital levels in future periods. The systems requirements for clearing execution add operational complexities to the business and accordingly increase operational risk exposure.

Provisions under the Act concerning the applicability of state consumer protection laws to national banks, including the Bank, became effective on July 21, 2011. Questions may arise as to whether certain state consumer financial laws that may have previously been preempted by federal law are no longer preempted as a result of the effectiveness of these new provisions. Depending on how such questions are resolved, the Bank may experience an increase in state-level regulation of its retail banking business and additional compliance obligations, revenue impacts and costs.

The Act and certain other legislation and regulations impose various restrictions on compensation of certain executive offers. Our ability to attract and/or retain talented personnel may be adversely affected by these developments.

Other requirements of the Act include increases to the amount of deposit insurance assessments the Bank must pay; changes to the nature and levels of fees charged to consumers which are negatively affecting the Bank's income; banning banking organizations from engaging in proprietary trading and restricting their sponsorship of, or investing in, hedge funds and private equity funds, subject to limited exceptions, and increasing regulation of the derivative markets through measures that broaden the derivative instruments subject to regulation and require clearing and exchange trading as well as imposing additional capital and margin requirements for derivative market participants which will increase the cost of conducting this business.

The overall impact of the Act to the Company will be unknown until these reforms are complete. They have and will reduce revenues and increase compliance costs.

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

New and evolving capital standards, both as a result of the Act and the implementation in the U.S. of Basel III, could have a significant effect on banks and bank holding companies ("BHCs"), including SHUSA and its bank subsidiaries. On August 30, 2012, the U.S. banking agencies published in the Federal Register three Notices of Proposed Rulemaking (the “NPRs”) that, among other things, implement Basel III in the U.S. The comment period for the NPRs expired on October 22, 2012. Among other things, the NPRs, as proposed, would narrow the definition of regulatory capital and establish higher minimum risk-based capital ratios that, when fully phased in, would require banking organizations, including SHUSA and its banking subsidiaries, to maintain a minimum “common equity Tier 1” (or “CET1”) ratio of 4.5%, a Tier 1 capital ratio of 6.0%, and a total capital ratio of 8.0%. A capital conservation buffer of 2.5% above each of these levels (to be phased in over three years beginning in 2016) would also be required for banking institutions to avoid restrictions on their ability to make capital distributions, including the payment of dividends. The implementation of certain regulations and standards with regard to regulatory capital could disproportionately affect our regulatory capital position relative to that of our competitors, including those that may not be subject to the same regulatory requirements, which could put further pressure on the price of our securities.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The NPRs are highly complex, and are subject to revisions based on the public comment process. Therefore, many aspects of their application will remain uncertain and the full impact on the Company will not be known until the rules are finalized and the Company can analyze the impact under those final rules.

Historically, regulation and monitoring of bank and BHC liquidity has been addressed as a supervisory matter, both in the U.S. and internationally, without required formulaic measures. The Basel III liquidity framework requires banks and BHCs to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, will be required by regulation going forward. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to its expected net cash outflow for a 30-day time horizon. The other, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements would incentivize banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. The Basel III liquidity framework contemplates that the LCR will be subject to an observation period continuing through mid-2013 and, subject to any revisions resulting from the analyses conducted and data collected during that period, implemented as a minimum standard on January 1, 2015. Similarly, it contemplates that the NSFR will be subject to an observation period through mid-2016 and, subject to any revisions resulting from the analyses conducted and data collected during that period, implemented as a minimum standard by January 1, 2018. The Basel Committee reportedly is considering revisions to the Basel III liquidity framework as presented in December 2010. The U.S. banking agencies have not yet proposed rules implementing the Basel III liquidity framework for U.S. banking organizations.

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

Enhanced Prudential Standards for Capital Adequacy

On January 24, 2012, the federal banking regulators published proposed rules on annual stress tests to be performed by banks having total consolidated assets of more than $10 billion. The Company is subject to these annual tests ,which are already required by the Act. In addition to the annual stress testing requirement, under the proposal, the Company would also be subject to certain additional reporting and disclosure requirements. The Company will be required to conduct its stress test and report results to the FRB in January 2013.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Foreclosure Matters
As further described in Note 12 to the Consolidated Financial Statements, the Bank agreed to the issuance of a consent order as part of an interagency horizontal review of foreclosure practices at 14 mortgage servicers. The consent order requires the Bank to take a number of actions, including designating a Board committee to monitor and coordinate the Bank's compliance with the provisions of the consent order, develop and implement plans to improve the Bank's mortgage servicing and foreclosure practices, designate a single point of contact for borrowers throughout the loss and mitigation foreclosure processes and take certain other remedial actions. The Bank has made significant progress in complying with these requirements.  Specifically, the Bank has:

•	retained an independent consultant to conduct a review of certain foreclosure actions or proceedings for loans serviced by the Bank;

•
strengthened coordination with its borrowers by providing them with a single point of contact to avoid borrower confusion and ensure effective communication in connection with any foreclosure, loss mitigation or loan modification activities;

•	improved processes and controls to ensure that foreclosures are not pursued once a mortgage has been approved for modification, unless repayments under the modified loan are not made;

•	enhanced controls and oversight over the activities of third-party vendors, including external legal counsel and Mortgage Electronic Registration Systems, Inc. ("MERS");

•
strengthened its compliance programs to ensure mortgage-servicing and foreclosure operations comply with all applicable legal requirements and supervisory guidance, and assure appropriate policies and procedures staffing, training oversight, and quality control of those processes;

•
improved its management information systems for foreclosure, loss mitigation and loan modification activities that ensure timely delivery of complete and accurate information to facilitate effective decision-making;

•	centralized governance and management for the originations, servicing and collections in the mortgage business.

Risk Management Framework
In 2012, the Company initiated an enhancement of its risk management process and put in place an enterprise-wide Risk Management department, headed by the Chief Risk Officer (the "CRO") to provide risk oversight to senior management and the Board of Directors. The Board approves the Risk Tolerance Statement, which details the types of risk and size of the risk-taking activities permissible for the Chief Executive Officer to take in the execution of business strategy. The Risk Tolerance Statement is the Board's explicit statement of the boundaries within which executive management is expected to operate.
The Risk Tolerance Statement is the basis for the Risk Framework, which ties the strategic plan and the budget together, to ensure that the Bank is taking risks appropriate to its strategy and risk appetite, the risks are adequately and independently controlled, and the controls are effective.
The Risk Framework sets out the high level principles for risk management at the Bank. The CEO is ultimately responsible for risk management. The Board authorizes the amount and type of risks that can be taken. A Board Committee, the Board Enterprise Risk Committee (the "BERC"), advises the Board on the decisions. The role of the CRO is one of independent oversight, ensuring the adequacy, appropriateness, and effectiveness of the Risk Framework. To perform this task, the CRO sets the agenda for the BERC and advises the BERC on the decision of whether or not to recommend approval of the Risk Framework to the Board.

The Risk Framework aids the CEO in ensuring that risk-taking mandates are appropriately and transparently delegated; that risk-takers are accountable; and that risk-taking mandates are executed within prudent controls and under appropriate governance. When combined with pricing discipline and prudent, effective controls, this process serves to optimize risk-taking within the constraints of capital adequacy, liquidity, and asset quality to the benefit of the Bank's stakeholders.
The risk management governance is designed to provide a structured approach to allocating responsibilities for identification, measurement and assessment, monitoring, controlling and communicating financial and non-financial risk within the Bank.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Risk Framework is being established through the Company, with risk definitions, governance processes and risk controls being harmonized. A Risk Tolerance Statement for the Company is being developed.
Risk is multi-faceted and variable. The Risk Framework provides flexibility to encompass new risks as they emerge, or current risks as they change. Change can come either idiosyncratically, through changes to the risk profile of the Bank or due to an external or systematic change in the types of risk to which we are vulnerable. As risks change, the allocation of capital can change, and/or the expected return appropriate for taking on risk can change. Therefore, the risk tolerance must be designed so that changes in strategy and risk-taking amount can be modified with the appropriate authority.
The Company and the Bank have established a governance structure based on three lines of defense against loss. The first line of defense (business line management and staff) reports into the CEO and is responsible for risk management. The second line of defense reports into the CRO and is responsible for risk oversight. The third line of defense reports into the Chief Auditor and is responsible for review and assessment of the control infrastructure. Both the second and third lines of defense report into Board committees.

CREDIT RISK ENVIRONMENT

Economic and Business Environment

Three years after the official end of the longest and deepest recession since World War II, the United States is continuing to undergo a slower-than-average recovery, similar to the experience of other countries facing financial crises. Growth is not accelerating as swiftly as it normally does in a recovery, which is rendering the economy particularly vulnerable to possible shocks such as war, terrorism and severe natural disasters. U.S. real gross domestic product increased at an annual rate of 2.0% during the third quarter of 2012. In the second and first quarters of 2012, real GDP increased 1.5% and 2.0%, respectively. On an annual basis, the economy is expected to grow at a rate of 1.9% to 2.4% in 2012. The international economy is expected to grow even more slowly than previously expected as flagging momentum in the U.S., a fiscal crisis in Europe and falling demand in China and India restrict recovery, according to the International Monetary Fund (the "IMF"). The IMF lowered its outlook for expansion to 3.3% this year, and anticipates the global economy will grow at a rate of only 3.6% next year.

Unemployment in the United States continues to remain near historically high levels, and conditions are expected to remain challenging for financial institutions into 2013. The unemployment rate fell from a peak of 10.0% in late 2009 to 7.8% by September 2012.

Conditions in the housing market have been difficult over the past several years and declining real estate values and financial stress on borrowers have resulted in elevated levels of delinquencies and charge-offs. Accordingly, consumers and financial institutions remain cautious as weak housing markets, high unemployment and volatile global credit and market environments remain a concern.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Conditions in the housing market have significantly impacted areas of the Company’s business. Certain segments of the Bank’s consumer and commercial loan portfolios have exposure to the housing market. Total residential real estate loans including held for sale grew were $11.6 billion at September 30, 2012 and December 31, 2011, and Alt-A(also known as limited documentation) residential real estate loans reduced moderately to $1.4 billion at September 30, 2012 and $1.5 billion at December 31, 2011. Charge-offs on the Alt-A residential real estate loans were $7.5 million and $22.2 million during the three-month and nine-month periods ended September 30, 2012, compared to $70.3 million and $87.3 million for the corresponding periods in the prior year. Future performance of the residential loan portfolio will continue to be significantly influenced by home prices in the residential real estate market, unemployment and general economic conditions.

The homebuilder industry also has been impacted by difficult new home sales volumes and values of residential real estate, which has impacted the profitability and liquidity of these companies. Declines in real estate prices have been the most pronounced in certain states where previous increases were the largest, such as California, Florida and Nevada. Additionally, heightened foreclosure volumes have continued in other areas due to the generally challenging economic environment and levels of unemployment. The Company provided financing to various homebuilder companies, which is included in the commercial loan portfolio.

European Exposure

Recent economic market developments have raised doubt about the credit quality of certain European jurisdictions. Other than transactions with its parent company, Santander, as further described in Note 13 to the Consolidated Financial Statements, the Company's exposure to European countries includes the following :

Country	Covered Bonds	Financial Institution Bonds	Non-Financial Institutions Bonds	Government Institution Bonds	Total
	(in thousands)
Germany	$—	$—	$37,000	$—	$37,000
Spain	92,395	—	121,160	74,750	288,305
Switzerland	102,000	94,010	—	—	196,010
Great Britain	53,548	142,235	95,065	—	290,848
Netherlands	99,350	71,700	5,000	—	176,050
Sweden	78,372	—	—	—	78,372
France	—	98,400	30,000	—	128,400
Greece	—	—	—	—	—
Ireland	—	—	—	—	—
Italy	—	—	69,768	—	69,768
Portugal	—	—	74,300	—	74,300
	$425,665	$406,345	$432,293	$74,750	$1,339,053

Overall, gross exposure to the foregoing countries is less than 2.0% of the Company's total assets as of September 30, 2012. The Company currently does not have credit protection on any of these exposures. The Company enters into cross currency swaps in order to hedge the foreign exchange risk on certain Euro denominated investments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Credit Rating Actions

The following table presents Moody's and S&P credit ratings for Sovereign Bank, SHUSA, Banco Santander and Spain as of September 30, 2012:

	SOVEREIGN		SHUSA		SANTANDER		SPAIN
	Moody's	S&P	Moody's	S&P	Moody's	S&P	Moody's	S&P
LT Senior Debt	Baa1	BBB+	Baa2	BBB+	Baa2	A-	Baa3	BBB+
ST Deposits	P-2	A-2	P-2	A-2	P-2	A-2	P-3	A-2
Outlook	Stable	Negative	Negative	Negative	Negative	Negative	Negative	Negative

SHUSA funds its operations independently of the other entities owned by the Santander Group, and believes its business is not necessarily closely related to the business or outlook of the rest of the Santander Group. However, in June 2012, Moody's Investors Service downgraded the ratings of SHUSA and the Bank, citing challenges faced by the Santander Group. Future adverse changes in the credit ratings of the Santander Group or the Kingdom of Spain could also further adversely impact SHUSA's or its subsidiaries' credit ratings, and any other adverse change in the condition of the Santander Group could adversely affect SHUSA.
As of June 30, 2012, due to a decrease in its Moody's ratings, the Bank was required to post an additional $23.0 million of collateral to comply with the terms of existing derivative agreements. On October 17, 2012, due to a decrease in S&P ratings, the Bank was required to post an additional $6.0 million, in order to comply with existing derivative agreements.
In addition to the decrease in long-term ratings, the Bank's short-term ratings have been reduced from A1/P1 to A2/P2. The Bank confirms for customers variable rate demand notes ("VRDBs"). Due to this downgrade, the Company expects to continue to incur additional costs to comply with these VRDB agreements.
The following actions were taken by S&P and Moody's following the end of the third quarter:

▪	On October 10, 2012 S&P lowered the ratings of Spain by 2 notches (from BBB+/A-2 to BBB-/A-3).

▪	On October 16, 2012 S&P lowered Santander's ratings by 2 notches (from A-/A-2 to BBB/A-2).

▪	On October 16, 2012 S&P lowered SHUSA and Sovereign Bank's ratings by 1 notch (from BBB+/A-2 to BBB/A-2). S&P did not change SHUSA or Sovereign's Stand Alone Credit Profile (SACP) rating.

▪	On October 17, 2012 Moody's completed its review of Spain and left Spain's ratings affirmed at Baa3/P-3 with a negative outlook.

▪	On October 26, 2012 Moody's affirmed its ratings on Santander.

▪	On October 26, 2012, Moody's affirmed SHUSA and Sovereign's ratings. In addition, Sovereign's Outlook was returned to Stable.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CURRENT INTEREST RATE ENVIRONMENT

Net interest income represents a significant portion of the Company’s revenues. Accordingly, the interest rate environment has a substantial impact on the Company’s earnings. Currently, the Company is in an asset sensitive interest rate risk position. During the three-months ended September 30, 2012, the net interest margin decreased to 2.40% from 4.79% for the three-month period ended September 30, 2011. This decrease is primarily attributable to the impact of the SCUSA Transaction, which accounted for approximately 2.22% of the total 2.39% decrease for the quarter. During the nine months ended September 30, 2012, the net interest margin decreased to 2.48% from 4.85% for the nine-month period ended September 30, 2011. This decrease is primarily attributable to the impact of the SCUSA Transaction, which accounted for approximately 2.22% of the total 2.37% decrease for the year. Net interest margin in future periods will be impacted by several factors such as, but not limited to, the Company’s ability to grow and retain core deposits, the future interest rate environment, loan and investment prepayment rates, and changes in non-accrual loans. See the discussion of “Asset and Liability Management” practices, including the estimated impact of changes in interest rates on the Company’s net interest income.

RECENT INDUSTRY CONSOLIDATION

The Company believes its acquisition by Santander strengthened the Company's financial position and enabled it to execute its strategy of focusing on its core retail and commercial customers in the Company's geographic footprint. The banking industry has experienced significant consolidation in recent years, which is likely to continue in future periods. Consolidation may affect the markets in which the Company operates, as new or restructured competitors integrate acquired businesses, adopt new business practices or change product pricing as they attempt to maintain or grow market share. Recent merger activity involving national, regional and community banks and specialty finance companies in the Northeastern United States has affected the competitive landscape in the markets the Company serves. Management continually monitors the environment in which it operates to assess the impact of industry consolidation on the Company, as well as the practices and strategies of the Company's competitors, including loan and deposit pricing, as well as customer expectations and the capital markets.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

THE SCUSA TRANSACTION

Santander Consumer USA, Inc. ("SCUSA"), a specialized consumer finance company engaged in the purchase, securitization, and servicing of retail installment contracts originated by automobile dealers, was a consolidated subsidiary prior to December 31, 2011.

On December 31, 2011, SCUSA increased its share capital through the issuance of shares to third party investors through a sponsor entity (the “Sponsors”) and certain members of its management for approximately $1.16 billion, resulting in a dilution of the Company's ownership in SCUSA to approximately 65%.

Also on December 31, 2011, SCUSA's investors entered into an agreement (the “Shareholders Agreement”) providing each of its investors with several substantive participating rights and certain protective rights known as “Board Reserved Matters” and “Shareholder Reserved Matters”, thereby requiring each of its investors to jointly manage SCUSA and share control over it.
The Board Reserved Matters include significant strategic financial and operating decisions including decisions related to the approval of certain significant contracts; asset acquisitions, sales or dispositions; dividends or other capital distributions; director compensation; budget approvals; equity compensation plans; and the appointment, compensation and termination of certain executives that represent substantive participating rights.

The Shareholder Reserved Matters further includes certain significant governance decisions related to the dissolution or bankruptcy of the company, non pro-rata reductions to share capital, change of company name or jurisdiction of incorporation, changes in board structure, sale or merger of the company or a significant subsidiary or similar transactions, sale or disposition of substantially all assets of the company or a significant subsidiary and changes in principal line of businesses that represent protective participating rights.

The Shareholder Reserved Matters require a 100% vote of all shares held by SHUSA, Mr. Dundon and the Sponsors. The Board Reserved Matters requires the affirmative vote of at least four of seven SHUSA directors; and the affirmative vote of at least three of five directors from both Mr. Dundon and the Sponsor directors, collectively, where Mr. Dundon is entitled to one vote and the Sponsor directors are entitled to four votes.

These substantive participating shareholder rights preclude the Company from controlling SCUSA. As a result, SCUSA was deconsolidated on December 31, 2011, and is accounted for as an equity method investment (the "SCUSA Transaction").

The following tables show the Company's results of operations on a pro-forma basis (assuming the SCUSA Transaction occurred on January 1, 2009) for the three-month and nine-month periods ended September 30, 2011 as well as actual results for the three-month and nine-month periods ended September 30, 2012. See further discussion on the SCUSA Transaction in Note 1 to the Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Three-Month Period Ended
	September 30, 2011			September 30, 2012
	SHUSA as reported(1)	Proforma adjustments(2)	Unaudited Pro-forma Balance(3)	SHUSA as reported(4)

	(in thousands)
Net interest income	$954,568	$(541,175)	$413,393	$418,318
Provision for credit losses	(368,713)	238,513	(130,200)	(71,000)
Total non-interest income	235,041	33,393	268,434	249,483
General and administrative expenses	(454,594)	121,358	(333,236)	(355,486)
Other expenses	(55,259)	1,035	(54,224)	(290,405)
Income before income taxes	311,043	(146,876)	164,167	(49,090)
Income tax provision	(104,707)	66,871	(37,836)	77,730
Net income	$206,336	$(80,005)	$126,331	$28,640

	Nine-Month Period Ended
	September 30, 2011			September 30, 2012
	SHUSA as reported(1)	Proforma adjustments(2)	Unaudited Pro-forma Balance(3)	SHUSA as reported(4)

	(in thousands)
Net interest income	$2,886,722	$(1,623,286)	$1,263,436	$1,272,835
Provision for credit losses	(949,629)	508,516	(441,113)	(281,800)
Total non-interest income	791,261	150,843	942,104	894,874
General and administrative expenses	(1,360,032)	393,480	(966,552)	(1,089,424)
Other expenses	(139,032)	3,244	(135,788)	(361,081)
Income before income taxes	1,229,290	(567,203)	662,087	435,404
Income tax provision	(426,840)	303,361	(123,479)	5,950
Net income	$802,450	$(263,842)	$538,608	$441,354

(1)	Amounts represent historical financial information from our Quarterly Report on Form 10-Q for the three-month and nine-month periods ended September 30, 2011.

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

The Company reported pre-tax loss of $49.1 million and pre-tax income of $435.4 million for the three-month and nine-month periods ended September 30, 2012, compared to pre-tax income of $311.0 million and $1.2 billion for the three-month and nine-month periods ended September 30, 2011. Results for the three-month and nine-month periods ended September 30, 2012 compared to the three-month and nine-month periods ended September 30, 2011 were primarily impacted by the SCUSA Transaction.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011
	2012			2011
	Average Balance	Tax Equivalent Interest	Yield/ Rate	Average Balance	Tax Equivalent Interest	Yield/ Rate
	(in thousands)
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$19,897,868	$107,971	2.17%	$16,788,635	$112,481	2.68%
LOANS(1):
Commercial loans	24,496,395	225,125	3.66%	21,988,017	214,849	3.88%
Multi-family	7,227,934	86,571	4.77%	6,987,085	89,075	5.07%
Consumer loans:
Residential mortgages	11,559,676	119,087	4.12%	11,524,543	128,533	4.46%
Home equity loans and lines of credit	6,774,919	64,094	3.76%	6,910,035	67,081	3.85%
Total consumer loans secured by real estate	18,334,595	183,181	3.99%	18,434,578	195,614	4.23%
Auto loans	452,038	8,164	7.19%	15,541,333	622,373	15.89%
Other	2,225,169	36,188	6.47%	2,597,994	55,212	8.43%
Total consumer	21,011,802	227,533	4.32%	36,573,905	873,199	9.48%
Total loans	52,736,131	539,229	4.08%	65,549,007	1,177,123	7.13%
Allowance for loan losses	(1,044,043)	—	—	(2,257,567)	—	—
NET LOANS	51,692,088	539,229	4.16%	63,291,440	1,177,123	7.39%
TOTAL EARNING ASSETS	71,589,956	647,200	3.60%	80,080,075	1,289,604	6.40%
Other assets	12,049,622			11,372,644
TOTAL ASSETS	$83,639,578			$91,452,719
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest bearing demand deposits	$8,781,998	$3,150	0.14%	$9,072,820	$4,796	0.21%
Savings	3,830,519	1,354	0.14%	3,505,864	1,141	0.13%
Money market	15,944,508	20,585	0.51%	16,725,966	25,868	0.61%
Certificates of deposit	12,241,295	33,898	1.10%	10,414,319	33,263	1.27%
TOTAL INTEREST BEARING DEPOSITS	40,798,320	58,987	0.58%	39,718,969	65,068	0.65%
BORROWED FUNDS:
FHLB advances	12,754,412	93,518	2.92%	9,512,703	101,653	4.25%
Federal funds and repurchase agreements	3,067,762	3,167	0.41%	1,257,397	551	0.17%
Other borrowings	3,568,343	60,996	6.80%	18,933,471	156,295	3.28%
TOTAL BORROWED FUNDS	19,390,517	157,681	3.24%	29,703,571	258,499	3.46%
TOTAL INTEREST BEARING FUNDING LIABILITIES	60,188,837	216,668	1.44%	69,422,540	323,567	1.85%
Noninterest bearing demand deposits	8,300,228			7,743,408
Other liabilities	1,921,929			2,265,465
TOTAL LIABILITIES	70,410,994			79,431,413
STOCKHOLDER’S EQUITY	13,228,584			12,021,306
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$83,639,578			$91,452,719
TAXABLE EQUIVALENT NET INTEREST INCOME		$430,532			$966,037
NET INTEREST SPREAD (2)			2.17%			4.55%
NET INTEREST MARGIN (3)			2.40%			4.79%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2012 AND 2011
	2012			2011
	Average Balance	Tax Equivalent Interest	Yield/ Rate	Average Balance	Tax Equivalent Interest	Yield/ Rate
	(in thousands)
EARNING ASSETS
INVESTMENTS AND INTEREST-EARNING DEPOSITS	$19,328,780	$328,362	2.27%	$16,621,823	$348,747	2.80%
LOANS(1):
Commercial loans	23,847,913	664,219	3.72%	22,134,069	671,249	4.05%
Multi-family	7,166,710	266,063	4.96%	6,916,730	264,644	5.11%
Consumer loans:
Residential mortgages	11,600,432	365,166	4.20%	11,524,692	391,959	4.53%
Home equity loans and lines of credit	6,808,715	191,221	3.75%	6,939,197	201,374	3.88%
Total consumer loans secured by real estate	18,409,147	556,387	4.03%	18,463,889	593,333	4.29%
Auto loans	657,841	34,418	6.99%	16,289,524	1,897,248	15.57%
Other	2,239,097	113,508	6.77%	2,310,747	157,988	9.14%
Total consumer	21,306,085	704,313	4.41%	37,064,160	2,648,569	9.55%
Total loans	52,320,708	1,634,595	4.17%	66,114,959	3,584,462	7.25%
Allowance for loan losses	(1,066,567)	—	—%	(2,230,302)	—	—%
NET LOANS	51,254,141	1,634,595	4.26%	63,884,657	3,584,462	7.50%
TOTAL EARNING ASSETS	70,582,921	1,962,957	3.71%	80,506,480	3,933,209	6.53%
Other assets	12,152,103			11,418,898
TOTAL ASSETS	82,735,024			91,925,378
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest bearing demand deposits	$9,103,372	$10,627	0.16%	$9,305,758	$14,820	0.21%
Savings	3,744,590	4,296	0.15%	3,508,192	3,333	0.13%
Money market	16,552,774	62,738	0.51%	15,614,015	74,984	0.64%
CDs	11,719,351	97,820	1.11%	10,556,842	94,700	1.20%
TOTAL INTEREST BEARING DEPOSITS	41,120,087	175,481	0.57%	38,984,807	187,837	0.64%
BORROWED FUNDS:
FHLB advances	11,475,290	281,085	3.27%	9,973,027	322,621	4.32%
Federal funds and repurchase agreements	3,358,254	8,819	0.35%	2,021,096	5,498	0.36%
Other borrowings	3,750,590	187,759	6.69%	19,045,975	495,445	3.48%
TOTAL BORROWED FUNDS	18,584,134	477,663	3.43%	31,040,098	823,564	3.54%
TOTAL INTEREST BEARING FUNDING LIABILITIES	59,704,221	653,144	1.46%	70,024,905	1,011,401	1.93%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Noninterest bearing demand deposits	8,036,589			7,506,397
Other liabilities	1,987,019			2,638,985
TOTAL LIABILITIES	69,727,829			80,170,287
STOCKHOLDER’S EQUITY	13,007,195			11,755,091
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$82,735,024			$91,925,378
TAX EQUIVALENT BASIS INTEREST INCOME		1,309,813			2,921,808
NET INTEREST SPREAD (2)			2.24%			4.62%
NET INTEREST MARGIN (3)			2.48%			4.85%

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

NET INTEREST INCOME

Net interest income for the three-month and nine-month periods ended September 30, 2012 was $418.3 million and $1.3 billion, respectively, compared to $954.6 million and $2.9 billion for the corresponding periods in 2011. These decreases were primarily due to the impact of the SCUSA Transaction.

Interest on investment securities and interest-earning deposits was $99.1 million and $301.6 million for the three-month and nine-month periods ended September 30, 2012, compared to $103.6 million and $321.7 million for the corresponding periods in 2011. The average balance of investment securities and interest-earning deposits was $19.9 billion and $19.3 billion with an average tax equivalent yield of 2.17% and 2.27%, respectively, for the three-month and nine-month periods ended September 30, 2012 compared to an average balance of $16.8 billion and $16.6 billion with an average yield of 2.68% and 2.80% for the corresponding periods in 2011. The increase in the nine-month average balance resulted in an increase in interest income of $201.6 million, while the decrease in the nine-month average tax equivalent yield resulted in a decrease in interest income of $222.0 million. At September 30, 2012, the amount of US Government agency bonds increased to $6.7 billion from $4.0 billion at December 31, 2011. The portfolio of asset-backed securities decreased from $2.6 billion at December 31, 2011 to $1.9 billion at September 30, 2012. The portfolio is shifting to lower risk assets which provide a more stable source of liquidity.

Interest on loans was $0.5 billion and $1.6 billion, respectively, for the three-month and nine-month periods ended September 30, 2012, compared to $1.2 billion and $3.6 billion for the three-month and nine-month periods in 2011. Average total loan balances, net of allowance for the three-month and nine-month periods ended September 30, 2012 decreased $11.6 billion and $12.6 billion from the corresponding periods in the prior year and average yields decreased 3.23% and 3.24% for the three-month and nine-month periods ended September 30, 2012 compared to the corresponding period in the prior year. These decreases were primarily due to the impact of the SCUSA Transaction. Net of the SCUSA Transaction, interest on loans has increased due to origination volume.

Interest on deposits and related customer accounts was $59.0 million and $175.5 million, respectively, for the three-month and nine-month periods ended September 30, 2012, compared to $65.1 million and $187.8 million for the corresponding periods in 2011. The average balance of deposits were $40.8 billion and $41.1 billion for three-month and nine-month periods with an average cost of 0.58% and 0.57% for those periods, compared to an average balance of $39.7 billion and $39.0 billion with an average cost of 0.65% and 0.64% for the corresponding periods in 2011. The increase in the nine-month average balance resulted in an increase in interest expense of $30.0 million, while the decrease in the nine-month average cost resulted in a decrease in interest expense of $42.3 million.

Interest on borrowed funds was $157.7 million and $477.7 million, respectively, for the three-month and nine-month periods ended September 30, 2012, compared to $258.5 million and $823.6 million for the corresponding periods in 2011. These decreases were primarily due to the impact of the SCUSA Transaction. The average balance of total borrowings was $19.4 billion and $18.6 billion with an average cost of 3.24% and 3.43% for the three-month and nine-month periods period ended September 30, 2012 compared to an average balance of $29.7 billion and $31.0 billion with an average cost of 3.46% and 3.54% for the corresponding periods in 2011. The change in the nine-month average balance resulted in a decrease in interest expense of $283.9 million, while the change in the nine-month average cost resulted in a decrease in interest expense of $62.0 million. The average balance of the Bank's borrowings was $16.9 billion and $15.9 billion with an average cost of 2.82% and 3.00% for the three-month and nine-month periods ended September 30, 2012 compared to an average balance of $13.1 billion and $14.0 billion with an average cost of 4.26% and 4.17% for the corresponding periods in 2011. The average balance of the holding company's borrowings was $2.5 billion and $2.6 billion with an average cost of 6.11% and 6.01% for the three-month and nine-month periods ended September 30, 2012 compared to an average balance of $2.7 billion and $2.9 billion with an average cost of 5.43% and 5.08% for the corresponding periods in 2011. Also included in the three-month and nine-month periods ended September 30, 2011 were average borrowings totaling $14.0 billion and $14.1 billion with an average cost of 2.35% and 2.60% related to SCUSA.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

PROVISION FOR CREDIT LOSSES

The provision for credit losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for credit losses for the three-month and nine-month periods ended September 30, 2012 was $71.0 million and $281.8 million, respectively, compared to $368.7 million and $949.6 million for the corresponding periods in 2011. Excluding SCUSA, the provision for credit losses for the three-month and nine-month periods ended September 30, 2011 was $130.2 million and $441.1 million, respectively. The decrease in provision can be attributed to an overall improvement in the credit quality of the loan portfolio, with decreases in net charge-offs, delinquent loans and non-accrual loans compared to same period a year ago.

The following table presents the activity in the allowance for credit losses for the periods indicated:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Allowance for loan losses, beginning of period	$1,055,501	$2,226,973	$1,083,492	$2,197,450
Allowance recorded as part of loans transferred from Santander	413	—	3,754	—
Charge-offs:
Commercial	78,897	109,970	263,005	365,649
Consumer secured by real estate	51,802	142,245	125,876	210,310
Consumer not secured by real estate	39,765	217,612	89,185	570,367
Total charge-offs	170,464	469,827	478,066	1,146,326
Recoveries:
Commercial	11,421	14,698	31,979	34,409
Consumer secured by real estate	1,503	2,830	5,858	5,241
Consumer not secured by real estate	10,747	58,673	29,819	201,879
Total recoveries	23,671	76,201	67,656	241,529
Charge-offs, net of recoveries	146,793	393,626	410,410	904,797
Provision for loan losses (1)	71,000	351,955	303,285	892,649
Allowance for loan losses, end of period	$980,121	$2,185,302	$980,121	$2,185,302
Reserve for unfunded lending commitments, beginning of period	$235,000	$340,843	$256,485	$300,621
Provision for unfunded lending commitments (1)	—	16,758	(21,485)	56,980
Reserve for unfunded lending commitments, end of period	$235,000	$357,601	$235,000	$357,601
Total allowance for credit losses, end of period	$1,215,121	$2,542,903	$1,215,121	$2,542,903

(1)	The provision for credit losses on the Consolidated Statement of Comprehensive Income is the sum of the total provision for loan losses and provision for unfunded lending commitments.
The credit quality of the loan portfolio has a significant impact on the Company’s operating results. The Company continues to experience overall credit quality improvement including signs of improvement in the commercial and consumer portfolios beginning in 2010 and continuing through 2012. Net charge-offs were $146.8 million and $410.4 million during the three-month and nine-month periods ended September 30, 2012, respectively, compared to $393.6 million and $904.8 million during the corresponding periods in the prior year. Excluding SCUSA, net charge-offs for the three-month and nine-month periods ended September 30, 2011 were $255.0 million and $589.4 million, respectively. The Company's charge-offs decreased for the three-months ended September 30, 2012 compared to September 30, 2011 due to a decrease in commercial loan charge-offs.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-INTEREST INCOME

Total non-interest income was $249.5 million and $894.9 million for the three-month and nine-month periods ended September 30, 2012, respectively, compared to $235.0 million and $791.3 million for the corresponding periods in 2011. Non-interest income fluctuation was impacted as described below.

Income/(expense) from equity method investments was $106.4 million and $370.3 million for the three-month and nine-month periods ended September 30, 2012, respectively, compared to $(3.4) million and $(9.4) million for the three-month and nine-month periods ended September 30, 2011. The fluctuation was primarily caused by the impact of the SCUSA Transaction. See further discussion on the SCUSA Transaction in the Executive Summary section of this MD&A and Note 1 to the Consolidated Financial Statements.

Consumer fees were $59.6 million and $182.5 million for the three-month and nine-month periods ended September 30, 2012, respectively, compared to $160.4 million and $498.2 million for the corresponding periods in 2011. Excluding the consumer fees from SCUSA in 2011, consumer fees were $84.6 million and $239.0 million for the corresponding periods in 2011. The decreases for the three-month and nine-month periods ended September 30, 2012 were due to decreases in consumer deposit fees of $15.3 million and $37.1 million, respectively, which were primarily attributable to the impact of the Durbin amendment.

Commercial fees were $44.7 million and $134.4 million for the three-month and nine-month periods ended September 30, 2012, respectively, compared to $43.9 million and $130.2 million for the corresponding periods in 2011. The Company has been able to maintain commercial fee levels in spite of declining commercial loan balances due to pricing changes on the commercial deposit and loan portfolios as well as higher syndication fees.

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

Net mortgage banking income was composed of the following components:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2012	2011	2012	2011
	(in thousands)
Mortgage servicing fees	$11,428	$13,137	$39,478	$38,894
Sales of mortgage loans and related securities	$(7,577)	$6,955	$17,288	$13,029
Net losses from changes in fair value	(25,614)	—	(44,772)	—
Net gains on hedging activities	31,799	3,808	37,760	4,042
Amortization of mortgage servicing rights	—	(9,677)	(523)	(30,488)
Residential mortgage servicing rights impairments	—	(39,664)	—	(42,515)
Charges related to multi-family loans sold with recourse	4,900	(479)	2,665	(1,402)
Multi-family mortgage servicing rights recoveries	—	(23)	88	4,726
Total mortgage banking income, net	$14,936	$(25,943)	$51,984	$(13,714)

Sales of mortgage loans increased for the three-month and nine-month periods ended September 30, 2012 compared to the corresponding periods in 2011. For the three-month and nine-month periods ended September 30, 2012, the Company sold $996.1 million and $2.5 billion of loans for (losses)/gains of $(7.6) million and $17.3 million, compared to $319.8 million and $840.1 million of loans sold for gains of $7.0 million and $13.0 million for the corresponding periods in the prior year.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

At September 30, 2012 and December 31, 2011, the Company serviced residential real estate loans for the benefit of others totaling $13.5 billion and $13.7 billion, respectively. The carrying value of the related mortgage servicing rights at September 30, 2012 and December 31, 2011 was $78.1 million and $91.3 million, respectively.

The Company will periodically sell qualifying mortgage loans to the FHLMC, the Government National Mortgage Association (“GNMA”) and the FNMA in return for mortgage-backed securities issued by those agencies. The Company reclassifies the net book balance of loans sold to such agencies from loans to investment securities available for sale. For those loans sold to the agencies in which the Company retains the servicing rights, the Company allocates the net book balance transferred between servicing rights and investment securities based on the relative fair values.

The Company previously sold multi-family loans in the secondary market to the FNMA while retaining servicing. In September 2009, the Bank elected to stop selling multi-family loans to the FNMA and since that time has retained all production for the loan portfolio. Under the terms of the multi-family sales program with the FNMA, the Company retained a portion of the credit risk associated with such loans. As a result of this agreement with the FNMA, the Company retains a 100% first loss position on each multi-family loan sold to the FNMA under such program until the earlier to occur of (i) the aggregate approved losses on the multi-family loans sold to the FNMA reaching the maximum loss exposure for the portfolio as a whole or (ii) until all of the loans sold to the FNMA under the program are fully paid off.

The Company has established a liability related to the fair value of the retained credit exposure for multi-family loans sold to the FNMA. This liability represents the amount the Company estimates it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon internal specific information and an industry-based default curve with a range of estimated losses. At September 30, 2012 and December 31, 2011, the Company had a $125.5 million and $135.5 million liability related to the fair value of the retained credit exposure for loans sold to the FNMA under this program.

At September 30, 2012 and December 31, 2011, the Company serviced $8.0 billion and $9.3 billion, respectively, of multi-family loans for the FNMA that had been sold to the FNMA pursuant to this program with a credit loss exposure of $160.5 million and $167.4 million, respectively; losses, if any, resulting from representation and warranty defaults would be in addition to the credit loss exposure. As a result of this retained servicing on multi-family loans sold to the FNMA, the Company had loan servicing assets of $0.4 million at December 31, 2011. This servicing asset was completely amortized during the second quarter of 2012. During the three-month and nine-month periods ended September 30, 2012, the Company recorded servicing asset amortization of $0.0 million and $0.5 million, respectively compared to $0.8 million and $3.8 million for the comparable periods in the prior year. During the nine-month periods ended September 30, 2012 and 2011, the Company recorded net servicing recoveries of $0.1 million and $4.7 million, respectively.

Bank owned life insurance ("BOLI") income represents fluctuations in the cash surrender value of life insurance policies for certain employees where the Bank is the beneficiary of the policies, as well as the recipient of insurance proceeds. BOLI income was $13.7 million and $44.6 million, respectively, for the three-month and nine-month periods ended September 30, 2012, compared to $15.5 million and $42.9 million for the comparable periods in the prior year.

Net gains/(losses) on the sale of investment securities were $(0.2) million and $76.4 million, respectively, for the three-month and nine-month periods ended September 30, 2012, compared to net gains of $41.9 million and $123.9 million for the corresponding periods in 2011. In May 2012, the Company sold $918.7 million of FHLMC and FNMA mortgage-backed debt securities for a gain of $40.0 million. No other-than-temporary impairment charges in earnings were recognized in the three-month and nine-month periods ended September 30, 2012.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three-month and nine-month periods ended September 30, 2012 were $355.5 million and $1.1 billion, respectively, compared to $454.6 million and $1.4 billion for the corresponding periods in 2011. The decrease in expenses is primarily due to the impact of the SCUSA Transaction in 2011. Excluding the impact of the SCUSA Transaction, general and administrative expenses increased $22.3 million and $122.9 million. The increases were due primarily to increased compensation and benefit expenses, increased loan servicing expenses, increases in outside services fees, increases in occupancy and equipment expenses and expenses related to the Company's IT transformation.

During the second quarter of 2012, the Company successfully launched a new proprietary technology platform and servicing portal, which impacted the majority of its customer accounts. This migration allows the Company to better compete and actively bring its capabilities to market. While considered highly successful, the conversion carries with it inherent operational and other risks which could give rise to certain losses. Accordingly, during the three months ended June 30, 2012, the Company established an $18.0 million reserve for contingent liabilities in connection with the conversion based on its experience from previous migrations. The Company continues to monitor this reserve.

OTHER EXPENSES

Other expenses consist primarily of amortization of intangibles, deposit insurance expense, merger related and integration charges, and other restructuring and proxy and related professional fees. Other expenses were $290.4 million and $361.1 million for the three-month and nine-month periods ended September 30, 2012, compared to $55.3 million and $139.0 million for the corresponding periods in 2011. Other expenses included lower intangible amortization expense offset by loss on debt extinguishment.

The Company recorded intangible amortization expense of $8.9 million and $28.9 million for the three-month and nine-month periods ended September 30, 2012, compared to $13.1 million and $43.0 million for the corresponding periods in the prior year. The decrease in the current year period is due primarily to decreased core deposit intangible amortization expense on previous acquisitions and assets that become fully amortized during the year.

As further described in Note 12, the Company recorded $258.5 million related to the complaint from Trustee for the Trust PIERS.

INCOME TAX PROVISION/ (BENEFIT)

An income tax benefit of $77.7 million and $6.0 million was recorded for the three-month and nine-month periods ended September 30, 2012, compared to an income tax provision of $104.7 million and $426.8 million for the corresponding periods in 2011, resulting in an effective tax rate of (158.3)% and (1.4)% for the three-month and nine-month periods ended September 30, 2012 compared to 33.7% and 34.7% for the comparable periods in 2011. The decreases are primarily due to the impact of recognizing the discreet tax benefit related to the reduction of pre-tax income due to the Trust PIERS accrual during the quarter. The impact of the SCUSA Transaction and the tax benefit from investment tax credits related to a direct-financing lease transaction also contributed to reduce the effective tax rate.

The Company's effective tax rate in future periods will be affected by the results of operations allocated to the various tax jurisdictions within which the Company operates, any change in income tax laws or regulations within those jurisdictions, and interpretations of income tax regulations that differ from the Company's interpretations by tax authorities that examine tax returns filed by the Company or any of its subsidiaries.

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
During the first quarter of 2012, the methodology to allocate general and administrative expenses to each segment was modified. Previously, all general and administrative expenses, including corporate overhead costs, were allocated to the segments for profitability reporting. Only expenses directly related to each segment are now allocated to each segment, and indirect expenses remain in the Other category. This change provides a more accurate representation of each segment's performance. In addition, general and administrative expenses and other expenses were combined to present total expenses, which is representative of how expenses are reviewed by management for each segment. Prior period results were recast to conform to current methodologies for the segments.

During the first quarter of 2012, the Company's funds transfer pricing methodology was modified to better represent the actual costs of funds of the Company, which included adding a liquidity premium to compute an appropriate market participant spread for commercial loans and deposits by analyzing the mix of borrowings available to the Company with comparable maturity periods. Therefore, interest income increased for segments with a surplus of interest and non interest earning deposits and interest expense increased for those segments with a deficit of interest and non interest earning deposits. Prior period results have been recast based on our best estimate to conform to current methodologies for the segments.
The Retail banking segment net interest income decreased $2.3 million and $18.8 million to $197.2 million and $611.7 million for the three-month and nine-month periods ended September 30, 2012 compared to the corresponding periods in the preceding year. The net spread on a match funded basis for this segment was 1.14% and 1.19% for the three-month and nine-month periods ended September 30, 2012 compared to 1.19% and 1.30% for the corresponding periods in the prior year. The average balance of the Retail banking segment's loans was $24.2 billion and $24.4 billion for the three-month and nine-month periods ended September 30, 2012 compared to $24.2 billion for the corresponding periods in the preceding year. The average balance of deposits was $37.8 billion and $37.5 billion for the three-month and nine-month periods ended September 30, 2012, compared to $36.6 billion and $36.1 billion during the corresponding periods in the preceding year. Average assets for the three-month and nine-month periods ended September 30, 2012 were $25.0 billion and $25.2 billion compared to $24.9 billion and $24.6 billion for the corresponding periods in the preceding year. The provision for credit losses increased $50.9 million and $43.0 million to $79.9 million and $216.5 million for the three-month and nine-month periods ended September 30, 2012 compared to the corresponding periods in the preceding year. Total expenses were $222.0 million and $661.1 million for the three-month and nine-month periods ended September 30, 2012, compared to $210.9 million and $615.3 million for the three-month and nine-month periods ended September 30, 2011. The increase in total expenses is due to increased assets, as well as increased compensation and benefit expense within the Retail banking segment resulting from a higher headcount.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Corporate banking segment net interest income increased $7.8 million and $25.2 million to $109.4 million and $328.7 million for the three-month and nine-month periods ended September 30, 2012, respectively, compared to the corresponding periods in the preceding year. The net spread on a match funded basis for this segment was 1.84% and 1.81% for the three-month and nine-month periods ended September 30, 2012 compared to 1.61% and 1.70% for the corresponding periods in the prior year. The average balance of loans for the three-month and nine-month periods ended September 30, 2012 was $22.0 billion and $21.7 billion, respectively, compared to $21.1 billion and $21.2 billion for the corresponding periods in the prior year. The average balance of deposits for the three-month and nine-month periods ended September 30, 2012 was $7.0 billion and $7.3 billion, respectively, compared to $7.8 billion and $7.2 billion for the corresponding periods in 2011. The provision for credit losses decreased $78.3 million and $166.9 million to a release of the provision of $11.4 million and $0.8 million for the three-month and nine-month periods ended September 30, 2012 compared to the corresponding periods in the preceding year. Total expenses were $29.9 million and $92.3 million for the three-month and nine-month periods ended September 30, 2012 compared to $26.3 million and $80.8 million for the corresponding periods in the prior year. Income before taxes increased $87.4 million and $179.8 million to $114.6 million and $295.7 million for the three-month and nine-month periods ended September 30, 2012 compared to the corresponding periods in 2011.
The Global Banking segment net interest income increased $14.3 million and $41.2 million to $25.9 million and $73.2 million for the three-month and nine-month periods ended September 30, 2012, respectively, compared to the corresponding periods in the preceding year. The net spread on a match funded basis for this segment was 2.69% and 2.53% for the three-month and nine-month periods ended September 30, 2012 compared to 1.60% and 1.66% for the corresponding periods in the prior year. The average balance of loans for the three-month and nine-month periods ended September 30, 2012 was $5.1 billion and $4.6 billion, respectively, compared to $2.7 billion and $2.5 billion for the corresponding period in the prior year. Average assets for the Global Banking segment were $6.0 billion and $5.4 billion during the three-month and nine-month periods ended September 30, 2012 compared to $3.5 billion and $3.3 billion for the corresponding periods in 2011. Average assets and loans increased in Global Banking due to the growth of the business, specifically after the conversion to a national bank in the first quarter of 2012 and the transfer of $374.0 million of commercial loans to the Company from Santander in the first quarter of 2012. Total expenses were $6.0 million and $27.4 million for the three-month and nine-month periods ended September 30, 2012 compared to $3.6 million and $8.5 million for the corresponding periods in the prior year.
The Specialized Business segment net interest income decreased $3.6 million and $17.9 million to $9.9 million and $31.2 million for the three-month and nine-month periods ended September 30, 2012 compared to the corresponding periods in the preceding year. The net spread on a match funded basis for this segment was 2.80% and 2.67% for the three-month and nine-month periods ended September 30, 2012 compared to 2.54% and 2.67% for the corresponding periods in the prior year. The average balance of loans for the three-month and nine-month periods ended September 30, 2012 was $1.5 billion and $1.7 billion, respectively, compared to $2.5 billion and $2.9 billion for the corresponding periods in the prior year. The average balance of deposits was $189.9 million and $148.4 million for the three-month and nine-month periods ended September 30, 2012 compared to $102.8 million and $113.0 million for the corresponding periods in 2011. The balances within this segment have been steadily decreasing due the segment primarily being comprised of portfolios in a run-off position. The provision for credit losses decreased $59.4 million and $141.4 million to a release of the provision of $34.3 million and $49.2 million for the three-month and nine-month periods ended September 30, 2012. Total expenses were $6.4 million and $19.8 million for the three-month and nine-month periods ended September 30, 2012, compared to $7.2 million and $21.1 million for the three-month and nine-month periods ended September 30, 2011. Average assets for Specialized Business was $1.4 billion and $1.6 billion for the three-month and nine-month periods ended September 30, 2012 and $2.4 billion and $2.7 billion for the corresponding periods in 2011. Income before taxes increased $55.6 million and $122.9 million to $40.8 million and $71.7 million for the three-month and nine-month periods ended September 30, 2012 compared to the same periods in 2011.
Income before income taxes for the Other segment decreased $336.9 million and $437.1 million to a $336.2 million and $431.4 million loss for the three-month and nine-month periods ended September 30, 2012 compared to the corresponding periods in the preceding year. Net interest income decreased $11.3 million and $20.3 million to $75.9 million and $228.1 million for the three-month and nine-month periods ended September 30, 2012 compared to the corresponding periods in the preceding year, due to the decreasing interest rate environment. Average assets for the Other segment were $29.7 billion and $29.1 billion for the three-month and nine-month periods ended September 30, 2012 and $24.7 billion and $24.8 billion for the corresponding periods in 2011.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

On December 31, 2011, SCUSA increased its share capital through the issuance of shares to third party investors and certain members of its management for approximately $1.16 billion. Also on December 31, 2011, SCUSA's investors entered into a shareholder agreement providing each of its investors with certain board representation, governance, registration and other rights with respect to their ownership interests in SCUSA, thereby requiring each of its investors to jointly manage SCUSA and share control over it. As a result, the Company's ownership interest was reduced to approximately 65% and its power to direct the activities that most significantly impact SCUSA's economic performance was reduced so that the Company no longer has a controlling interest in SCUSA. Accordingly, SCUSA was deconsolidated on December 31, 2011, and is accounted for as an equity method investment as of September 30, 2012. The Company's investment balance in SCUSA as of September 30, 2012 was $2.7 billion.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

LOAN PORTFOLIO

Total loans excluding the allowance and including loans held for sale was $53.0 billion at September 30, 2012 compared to $51.7 billion at December 31, 2011.

At September 30, 2012, commercial loans (excluding multi-family loans) totaled $24.7 billion, representing 46.7% of the Company’s loan portfolio, compared to $22.8 billion, or 44.1% of the loan portfolio at December 31, 2011 and $22.2 billion, or 33.9% of the loan portfolio at September 30, 2011. At September 30, 2012 and December 31, 2011, only 20.8% and 18.1%, respectively, of the total commercial portfolio was unsecured.

At September 30, 2012, multi-family loans totaled $7.3 billion, representing 13.9% of the Company’s loan portfolio, compared to $7.1 billion, or 13.7% of the loan portfolio at December 31, 2011 and $7.0 billion, or 10.7% of the loan portfolio at September 30, 2011.

The consumer loan portfolio (including held for sale) secured by real estate, consisting of home equity loans and lines of credit and residential loans, totaled $18.3 billion at September 30, 2012, representing 34.6% of the Company’s loan portfolio, compared to $18.5 billion, or 35.8%, of the loan portfolio at December 31, 2011 and $18.3 billion or 27.9% of the loan portfolio at September 30, 2011.

The consumer loan portfolio not secured by real estate, consisting of automobile loans and other consumer loans, totaled $2.6 billion at September 30, 2012, representing 4.8% of the Company’s loan portfolio, compared to $3.3 billion, or 6.4%, of the loan portfolio at December 31, 2011 and $18.2 billion or 27.7% of the loan portfolio at September 30, 2011. Excluding SCUSA at September 30, 2011, auto loans have declined to $386.5 million at September 30, 2012 compared to $1.2 billion at September 30, 2011 due to run-off in the Bank’s indirect auto loan portfolio. The Bank ceased originating all indirect auto loans as of January 2009.

NON-PERFORMING ASSETS

Non-performing assets were $1.3 billion or 1.50% of total assets at September 30, 2012, compared to $1.5 billion or 1.83% of total assets at December 31, 2011. Before the impact of the reporting changes noted below, nonaccrual loans would have been $1.08 billion for the third quarter, down from $1.12 billion in the prior quarter and $2.03 billion as of September 30, 2011, and nonaccrual loans as a percentage of total loans would have decreased to 2.03% from 2.12% in the second quarter of 2012.
The current quarter nonaccrual loans were $1.2 billion and were 2.24% of total loans, which included an increase of $111.6 million of loans (0.21% of total loans) which were reported as nonaccrual in accordance with the regulatory guidance requiring loans discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower to be reported as nonaccrual, regardless of their delinquency status.

Nonperforming assets consist of nonaccrual loans and leases, which represent loans and leases no longer accruing interest, OREO properties, and other repossessed assets.  When interest accruals are suspended, accrued interest income is reversed with accruals charged to earnings. The Company places all commercial, consumer and residential mortgage loans except credit cards on nonaccrual status at 90 days past due for interest, principal or maturity, or earlier if it is determined that the collection of principal or interest on the loan is in doubt.  Credit cards continue to accrue interest until they are 180 days delinquent, at which point they are charged-off and all interest is removed from interest income.  In all instances, when the borrower's ability to make required interest and principal payments has resumed and collectability is no longer in doubt, the loan or lease is returned to accrual status. Generally, commercial loans categorized as nonaccrual remain in nonaccrual status until the payment status is current and an event occurs that fully remediates the impairment or until the loan demonstrates a sustained period of performance without a past due event, typically six months but a minimum of 90 days, and there is reasonable assurance as to the collectability of all amounts contractually due.  Within the consumer and residential mortgage portfolios the accrual status is generally systematically driven such that if the customer makes payment that brings the loan below 90 days past due, the loan automatically will return to accrual status.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the composition of non-performing assets at the dates indicated:

	September 30, 2012	December 31, 2011
	(in thousands)
Non-accrual loans:
Commercial:
Commercial real estate	$303,335	$459,692
Commercial and industrial	117,495	213,617
Multi-family	64,911	126,738
Total commercial loans	485,741	800,047
Consumer:
Residential mortgages	519,931	438,461
Consumer loans secured by real estate	163,477	108,075
Consumer not secured by real estate	18,536	12,883
Total consumer loans	701,944	559,419

Total non-accrual loans	1,187,685	1,359,466

Other real estate owned	82,209	103,026
Other repossessed assets	4,255	5,671
Total other real estate owned and other repossessed assets	86,464	108,697
Total non-performing assets	$1,274,149	$1,468,163

Past due 90 days or more as to interest or principal and accruing interest	$2,993	$1,211
Annualized net loan charge-offs to average loans (2)	1.05%	1.92%
Non-performing assets as a percentage of total assets	1.50%	1.83%
Non-performing loans as a percentage of total loans	2.24%	2.63%
Non-performing assets as a percentage of total loans, real estate owned and repossessed assets	2.40%	2.84%
Allowance for credit losses as a percentage of total non-performing assets (1)	95.4%	91.3%
Allowance for credit losses as a percentage of total non-performing loans (1)	102.3%	98.6%

(1)	Allowance for credit losses is comprised of the allowance for loan losses and the reserve for unfunded commitments, which is included in other liabilities.

(2)	Annualized net loan charge-offs to average loans is calculated as annualized net loan charge-off divided by the average loan balance for the nine-month period ended September 30, 2012.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s allowance for credit losses as a percentage of total loans has decreased to 2.29% at September 30, 2012 compared to 2.59% at December 31, 2011. The Company has seen improvements from December 31, 2011 levels in the three-month period ended September 30, 2012. The decrease in the allowance as a percentage of total loans from September 30, 2012 compared to December 31, 2011 is due to the increase in the total loans of $1.3 billion. The allowance for loan losses decreased $103.4 million when comparing September 30, 2012 to December 31, 2011. Excluding loans classified as non-accrual, loans past due have decreased from $575.1 million at year end to $489.4 million at September 30, 2012.

No commercial loans were 90 days or more past due and still accruing interest as of September 30, 2012 compared to $1.2 million of such loans as of December 31, 2011. Potential problem commercial loans, or commercial loans past due 30 or more days but less than 90 days and not currently classified as non-performing, totaled approximately $74.7 million and $88.1 million at September 30, 2012 and December 31, 2011, respectively.

Nonperforming loans ("NPLs") in the residential mortgage loan portfolio were $520 million, or 4.48% of the $11.6 billion outstanding as of September 30, 2012. This ratio of NPL is significantly higher than the 1.71% NPL ratio of the consumer loans secured by real estate as of September 30, 2012. Several factors have contributed to the higher NPL ratio in the residential mortgage loan portfolio, including (1) resolution challenges, (2) contribution of higher risk segments and (3) out-of-footprint loans (defined as loans that have collateral located outside of the Company's geographic footprint). Additionally, accounting guidance was implemented for the treatment of chapter 7 bankruptcy loans as of September 30, 2012, which increased NPL in both the residential mortgage loan and consumer loans secured by real estate portfolios by 15 percent and 45 percent respectively. The guidance required loans discharged under chapter 7 bankruptcy to be considered Troubled Debt Restructures (TDRs) and collateral dependent. Collateral dependent loans must be written down to fair market value and classified as non-accrual/non-performing for the remaining life of the loan. NPLs in the residential mortgage loan portfolio increased by $66 million due to the application of the chapter 7 bankruptcy guidance. Exclusive of the chapter 7 impact, NPLs in the residential mortgage loan portfolio would have totaled $454 million or 3.9 percent of outstandings as of September 30, 2012. NPLs in the consumer loans secured by real estate portfolio increased by $34 million due to the application of the chapter 7 bankruptcy guidance. Exclusive of the chapter 7 impact, NPLs in the consumer loans secured by real estate portfolio would have totaled $76 million or 1.2 percent of outstandings as of September 30, 2012.

As of September 30, 2012, the resolution challenges with low foreclosure sales continue to impact both the residential mortgage and consumer loan secured by real estate portfolios. Throughout 2012, NPL has been challenged due to a low level of post-foreclosure closings.  Overall, 42 percent of residential mortgage loans in NPL were in foreclosure as of September 30, 2012.  In contrast, the proportion of NPLs for consumer loans secured by real estate in foreclosure totaled 19 percent. While the foreclosure moratorium was lifted and activity resumed in the fourth quarter of 2011, delays in PA, NJ, NY, and MA are limiting balances being removed from NPL via this source and contributing to a higher NPL ratio trend in 2012. The residential mortgage loans with a foreclosure status in these states are as follows: New Jersey (30 percent), New York (14 percent), Pennsylvania (9 percent) and Massachusetts (8 percent). While the percent of foreclosures as a ratio of NPLs are much lower for both portfolios in September 30, 2012 compared with June 30, 2012, this is a factor of the increase in NPL balances attributable to the chapter 7 bankruptcy treatment. Balances in foreclosure status decreased 4.5 percent in the residential mortgage loan portfolio and increased 16.2 percent in the consumer loans secured by real estate portfolio quarter-over-quarter. The foreclosure closings issue has a greater impact on the residential mortgage portfolio than the consumer real estate secured portfolio due to the larger volume of loans in first lien position, which have equity to foreclose. Approximately 90 percent of the NPL balance in the residential mortgage portfolio is secured by a first lien, while only 40 percent of the NPL balance in the consumer real estate secured portfolio is in first lien. Consumer real estate secured NPL loans may get charged off more quickly, due to the lack of equity to foreclose from a second lien position. While Sovereign is moving loans along in the NJ foreclosure process, challenges remain in the other states and resolutions are not expected to be highly significant in 2012.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of September 30, 2012, the residential mortgage loan portfolio consisted of $1.3 billion, or 11 percent of Alt-A loans which do not exist in the consumer loans secured by real estate portfolio. The Alt-A segment consists of loans with limited documentation requirements which were originated via brokers outside of the Company's geographic footprint; out-of-footprint loans represent $543 million, or 42 percent of the $1.3 billion in Alt-A outstandings. As of September 30, 2012, Alt-A balances represented $181 million, or 35 percent of the total NPL balances of $520 million. The performance of the Alt-A segment has remained poor, averaging a 13.5 percent NPL ratio month-over-month through September 30, 2012.  Alt-A mortgage originations were discontinued in the first quarter of 2009 and have continued to run off at an average rate of 1.4 percent per month. Alt-A NPL balances represented 64 percent of the total residential mortgage loan portfolio NPL balance as of March 31, 2009 versus 35 percent as of September 30, 2012. As the Alt-A segment runs off and higher quality residential mortgages are added to the portfolio, the shift in product mix is expected to lower NPL levels.

Finally, the proportion of out-of-footprint loans is significantly higher in the residential mortgage portfolio than in the consumer loans secured by real estate portfolio. Historically, the NPL ratio for out-of-footprint loans has been higher compared to in-footprint lending. A total of $1.1 billion, or 10%, of the residential mortgage loan portfolio was originated with collateral located outside the Bank's geographic footprint. Out-of-footprint NPL balances for the residential mortgage loan portfolio were $91 million, or 8.0% as of September 30, 2012. The out-of-footprint NPL balance represented 18% of total NPL balances for the residential mortgage loan portfolio. In comparison, the consumer loans secured by real estate portfolio has significantly less out-of-footprint loans, with a total of $55 million, or 0.86%, originated with collateral located outside the Bank's geographic footprint. The out-of-footprint NPL balance represented only 0.76% of the total NPL balance for the consumer loans secured by real estate portfolio.

TROUBLED DEBT RESTRUCTURINGS

Troubled debt restructurings (“TDRs”) are loans that have been modified whereby the Company has agreed to make certain concessions to customers to both meet the needs of the customers and to maximize the ultimate recovery of the loan. TDRs occur when a borrower is experiencing, or is expected to experience, financial difficulties and the loan is modified using a modification that would otherwise not be granted to the borrower. The types of concessions granted are generally interest rate reductions, limitations on the accrued interest charged, term extensions, and deferment of principal.

The following table summarizes TDRs at the dates indicated:

	September 30, 2012	December 31, 2011
	(in thousands)
Performing
Commercial	$153,986	$102,934
Residential mortgage	404,346	385,863
Other consumer	50,755	38,849
Total performing	609,087	527,646
Non-performing
Commercial	112,833	93,420
Residential mortgage	223,013	105,476
Other consumer	69,334	18,359
Total non-performing	405,180	217,255
Total	$1,014,267	$744,901

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ALLOWANCE FOR CREDIT LOSSES

The allowance for loan losses and the reserve for unfunded lending commitments (collectively the “Allowance for Credit Losses”) are maintained at levels that management considers adequate to provide for losses based upon an evaluation of known and inherent risks in the loan portfolio. Management's evaluation takes into consideration the risks inherent in the portfolio, past loan loss experience, specific loans with loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance for credit losses may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

The following table presents the allocation of the allowance for loan losses and the percentage of each loan type to total loans at the dates indicated:

	September 30, 2012		December 31, 2011
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(in thousands)
Allocated allowance:
Commercial loans	$588,363	61%	$766,865	58%
Consumer loans	388,034	39%	292,816	42%
Unallocated allowance	3,724	n/a	23,811	n/a
Total allowance for loan losses	$980,121	100%	$1,083,492	100%
Reserve for unfunded lending commitments	235,000		256,485
Total allowance for credit losses	$1,215,121		$1,339,977

Allowance for Loan Losses

The Company maintains an allowance for loan losses that management believes is sufficient to absorb inherent losses in the loan portfolio. The adequacy of the Company’s allowance for loan losses is regularly evaluated. In addition to past loss experience, management’s evaluation of the adequacy of the allowance to absorb loan losses takes into consideration the risks inherent in the loan portfolio, specific loans which have loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. Management also considers loan quality, changes in the size and character of the loan portfolio, the amount of NPLs and industry trends. At September 30, 2012, the Company’s total allowance for loan losses was $1.0 billion.

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

For the commercial loan portfolios excluding small business loans (businesses with sales of up to $3.0 million), the Company has specialized credit officers, a monitoring unit and workout units that identify and manage potential problem loans. Changes in management factors, financial and operating performance, company behavior, industry factors and external events and circumstances are evaluated on an ongoing basis to determine whether potential impairment is evident and additional analysis is needed. For the commercial loan portfolios, risk ratings are assigned to each individual loan to differentiate risk within the portfolio and are reviewed on an ongoing basis by credit risk management and revised, if needed, to reflect the borrowers’ current risk profiles and the related collateral positions. The risk ratings consider factors such as financial condition, debt capacity and coverage ratios, market presence and quality of management. Generally, credit officers reassess a borrower’s risk rating on at least an annual basis, and more frequently if warranted. This reassessment process is managed on a continual basis by the Credit Monitoring group to ensure consistency and accuracy in risk ratings, as well as the appropriate frequency of risk rating review by the Bank’s credit officers. The Company’s Internal Audit group regularly performs loan reviews and assesses the appropriateness of assigned risk ratings. When credits are downgraded below a certain level, the Company’s workout department becomes responsible for managing the credit risk. Risk rating actions are generally reviewed formally by one or more credit committees depending on the size of the loan and the type of risk rating action being taken. Detailed analyses are completed that support the risk rating and management’s strategies for the customer relationship going forward.

If a loan is identified as impaired and is collateral dependent, an initial appraisal is obtained to provide a baseline in determining the property’s fair market value. The frequency of appraisals depends on the type of collateral being appraised. If the collateral value is subject to significant volatility (due to location of asset, obsolescence, etc.) an appraisal is obtained more frequently. At a minimum, updated appraisals are obtained within a 12 month period if the loan remains outstanding for that period of time.

When the Bank determines that the value of an impaired loan is less than its carrying amount, the Bank recognizes impairment through a provision estimate or a charge-off to the allowance. Management performs these assessments on at least a quarterly basis. For commercial loans, a charge-off is recorded when a loan, or a portion thereof, is considered uncollectible and of such little value that its continuance on the Bank’s books as an asset is not warranted, as outlined in accounting and regulatory guidance. Charge-offs are recorded on a monthly basis and partially charged-off loans continue to be evaluated on at least a quarterly basis, with additional charge-offs or loan loss provisions taken on the remaining loan balance, if warranted, utilizing the same criteria.

The portion of the allowance for loan losses related to the commercial portfolio decreased from $766.9 million at December 31, 2011 (2.57% of commercial loans) to $588.4 million at September 30, 2012 (1.84% of commercial loans).

The consumer loan and small business loan portfolios are monitored for credit risk and deterioration with statistical tools considering factors such as delinquency, loan-to-value, and credit scores. Management evaluates the consumer portfolios throughout their life cycle on a portfolio basis. When problem loans are identified that are secured with collateral, management examines the loan files to evaluate the nature and type of collateral supporting the loans. Management documents the collateral type, date of the most recent valuation, and whether any liens exist, to determine the value to compare against the committed loan amount.

The Company places residential mortgage loans on non-performing status at 90 days delinquent or sooner if management believes the loan has become impaired unless a return to current status is expected imminently. A loan is considered to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay (e.g. less than 90 days) or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired.

The Company does not currently have the ability to track whether or not a first lien is in default if it does not hold or service the loan. As a result, this information is not explicitly incorporated into the Allowance for Loan and Lease Losses calculation. However, FICO scores for home equity borrowers are refreshed quarterly to monitor changes in the borrowers' credit profile.  In addition, allowance models and reserve levels are back-tested on a quarterly basis to ensure that both remain within established standards. As a result, management believes that the current allowance for loan and lease losses are maintained at a level sufficient to absorb inherent losses in the portfolio.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consumer loans (excluding auto loans and credit cards) and any portion of a consumer loan secured by real estate mortgage loans not adequately secured are generally charged-off when deemed to be uncollectible or delinquent 180 days or more (120 days for closed-end consumer loans not secured by real estate), whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment include: a loan that is secured by collateral and is in the process of collection; a loan supported by a valid guarantee or insurance; or a loan supported by a valid claim against a solvent estate. Auto loans are charged off when an account becomes 121 days delinquent if the Company has not repossessed the related vehicle. The Company charges off accounts in repossession when the automobile is repossessed and legally available for disposition. Credit cards that are 180 days delinquent are charged-off and all interest is removed from interest income.

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

The allowance for the consumer loans was $388.0 million and $292.8 million at September 30, 2012 and December 31, 2011, respectively. The allowance as a percentage of consumer loans was 1.86% at September 30, 2012 and 1.35% at December 31, 2011, respectively. In accordance with regulatory guidance requiring loans discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower to be reported as nonaccrual, regardless of their delinquency status, there was a charge-off to the Allowance for Loan and Lease Losses of $30.3 million during the third quarter of 2012.

Additionally, the Company reserves for certain inherent, but undetected, losses that are probable within the loan portfolio. This is due to several factors, such as, but not limited to, inherent delays in obtaining information regarding a customer’s financial condition or changes in the customer's unique business conditions and the interpretation of economic trends. While this analysis is conducted at least quarterly, the Company has the ability to revise the allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a given loan pool classification.
Regardless of the extent of the Company’s analysis of customer performance, portfolio evaluations, trends or risk management processes established, a level of imprecision will always exist due to the judgmental nature of loan portfolio and/or individual loan evaluations. The Company maintains an unallocated allowance to recognize the existence of these exposures. The unallocated allowance for loan losses was $3.7 million at September 30, 2012 and $23.8 million at December 31, 2011. Management continuously evaluates its allowance methodology; however the unallocated allowance is subject to changes each reporting period due to certain inherent but undetected losses; which are probable of being realized within the loan portfolio.

Reserve for Unfunded Lending Commitments

In addition to the allowance for loan losses, the Bank also estimates probable losses related to unfunded lending commitments. Unfunded lending commitments are subject to individual credit reviews, except for the home equity line of credit portfolio, which is managed by exception. These risk classifications, in conjunction with an analysis of historical loss experience, current economic conditions and performance trends within specific portfolio segments, and any other pertinent information result in the estimation of the reserve for unfunded lending commitments. Additions to the reserve for unfunded lending commitments are made by charges to the provision for credit losses and this reserve is classified within other liabilities on the Company's Consolidated Balance Sheet.

The reserve for unfunded lending commitments has decreased to $235.0 million at September 30, 2012 from $256.5 million at December 31, 2011. Once an unfunded lending commitment becomes funded and is carried as a loan, the corresponding reserves are transferred to the allowance for loan losses.

The risk factors inherent in the allowance for loan losses and reserve for unfunded lending commitments are continuously reviewed and revised by management where conditions indicate that the estimates initially applied are different from actual results. The Company also performs a comprehensive analysis of the allowance for loan losses and reserve for unfunded lending commitments on a quarterly basis. In addition, a review of allowance levels based on nationally published statistics is conducted quarterly.

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

INVESTMENT SECURITIES

Investment securities consist primarily of mortgage-backed securities, tax-free municipal securities, U.S. Treasury and government agency securities, corporate debt securities, asset backed securities and stock in the Federal Home Loan Bank of Pittsburgh (“FHLB”). Mortgage-backed securities consist of pass-through, collateralized mortgage obligations, and adjustable rate mortgages issued by federal agencies. The Company’s mortgage-backed securities are either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by Standard and Poor’s and Moody’s at the date of issuance. The Company purchases classes of securities which are senior positions backed by subordinate classes. The subordinate classes absorb the losses and must be completely eliminated before any losses flow through to senior positions. The average life of the available-for-sale investment portfolio at September 30, 2012 is approximately 3.88 years, compared to 4.24 years at December 31, 2011.

Total investment securities available-for-sale increased to $17.2 billion at September 30, 2012, compared to $15.6 billion at December 31, 2011. The increase was primarily due to management's strategy to increase the investment portfolio as it manages interest rate risk and excess liquidity. The increase was primarily due to purchases of GNMA securities. For additional information with respect to the Company’s investment securities, see Note 3 in the Notes to the Consolidated Financial Statements.

Other investments, which consists of FHLB stock and Federal Reserve Board stock, increased from $0.6 billion at December 31, 2011 to $1.0 billion at September 30, 2012 due to the purchase of $378.9 million of Federal Reserve Bank stock in the first quarter of 2012 as part of the Bank's charter conversion.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $3.4 billion at September 30, 2012 and December 31, 2011. There were no additions or impairments to goodwill in 2012 or 2011. Other intangibles, net of accumulated amortization, was $70.2 million at September 30, 2012 and $99.2 million at December 31, 2011. The decrease of $28.9 million is due to year-to-date amortization expense.

Goodwill and other indefinite lived intangible assets are not amortized on a recurring basis, but are subject to periodic impairment testing. This testing is required annually, or more frequently if events or circumstances indicate there may be impairment. No impairment indicators were noted since the annual review on December 31, 2011 and, accordingly, no impairment test has been performed. The Company will perform its next annual goodwill impairment test at December 31, 2012.

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
The following table presents the composition of deposits and other customer accounts at the dates indicated:

	September 30, 2012		December 31, 2011
	Balance	Percent of total deposits	Balance	Percent
	(dollars in thousands)
Interest-bearing demand deposits	$9,160,334	18.2%	$9,345,803	19.6%
Noninterest-bearing demand deposits	8,411,621	16.7	7,822,892	16.4
Savings	3,796,647	7.6	3,495,902	7.3
Money market	16,259,544	32.4	17,237,730	36.1
Certificates of deposit	12,593,858	25.1	9,895,188	20.6
Total Deposits	$50,222,004	100.0%	$47,797,515	100.0%

Total deposits and other customer accounts at September 30, 2012 were $50.2 billion compared to $47.8 billion at December 31, 2011. The increase in deposits from December 31, 2011 to September 30, 2012 was primarily due to certificates of deposit which increased $2.7 billion, or 27.3%, due to the expansion of broker deposits, savings which increased $300.7 million, or 8.60%, due to a steady growth in retail savings offset by a decrease in money markets of $978.2 million, or 5.67%, mainly due to the loss of commercial money market accounts and a decrease in interest-bearing demand deposits of $185.5 million, or 1.98%, due to a decline in government deposits.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

BORROWINGS AND OTHER DEBT OBLIGATIONS

The Bank utilizes borrowings and other debt obligations as a source of funds for its asset growth and its asset/liability management. Collateralized advances are available from the Federal Home Loan Bank of Pittsburgh (“FHLB”) provided certain standards related to creditworthiness have been met. The Bank also utilizes repurchase agreements, which are short-term obligations collateralized by securities. In addition, SHUSA has term loans and lines of credit with Santander. Total borrowings and other debt obligations at September 30, 2012 were $19.2 billion compared to $18.3 billion at December 31, 2011. Total borrowings increased approximately $0.9 billion primarily due to the $2.0 billion increase in FHLB advances, an increase of $0.9 billion in repurchase agreements, an execution of a $160 million term loan offset by the repayment of a $1.3 billion and a $250 million senior note, and a decrease of $1.1 billion in overnight federal funds.

The Company's debt agreements impose certain limitations on dividends, other payments and transactions. The Company is currently in compliance with these limitations.

Periodically, as part of the Company's wholesale funding management, the Company opportunistically repurchases outstanding borrowings in the open market. In 2011, the Company repurchased $274.2 million of outstanding borrowings. During the first nine months of 2012, the Company repurchased $36.2 million of outstanding borrowings.

The following table presents information regarding the Bank borrowings and other debt obligations at the dates indicated:

	September 30, 2012		December 31, 2011
	Balance	Effective Rate	Balance	Effective Rate
	(dollars in thousands)
Sovereign Bank borrowings and other debt obligations:
Overnight federal funds purchased(1)	$110,000	0.16%	$1,166,000	0.08%
Federal Home Loan Bank (FHLB) advances, maturing through August 2018	13,028,736	2.78	11,076,773	3.40
Securities sold under repurchase agreements(1)	1,937,175	0.42	1,030,300	0.38
REIT preferred, due May 2020	150,066	13.92	148,966	14.08
2.75% senior notes, due January 2012	—	—	1,349,920	3.92
5.125% subordinated debentures, due March 2013	253,792	5.16	260,277	5.21
8.750% subordinated debentures, due May 2018	496,864	8.81	496,554	8.81
Term loan, due February 2019(2)	156,350	4.38	—	—
Total Sovereign Bank borrowings and other debt obligations	$16,132,983	2.82%	$15,528,790	3.30%

(1) Overnight federal funds and securities sold under repurchase agreements are short-term in nature and due within one year.
(2) Please refer to Note 8 for discussion on the Term loan executed during the second quarter of 2012. .

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents information regarding holding company borrowings and other debt obligations at the dates indicated:

	September 30, 2012		December 31, 2011
	Balance	Effective Rate	Balance	Effective Rate
	(dollars in thousands)
Holding company borrowings and other debt obligations:
Commercial paper(1)	$999	0.55%	$18,082	0.87%
Subordinated notes, due March 2020	754,429	5.96	753,072	5.96
2.50% senior notes, due June 2012	—	—	249,786	3.73
4.625% senior notes, due April 2016	474,279	4.64	496,761	4.66
3.00% senior notes, due September 2015	597,418	3.28	—	—
Junior subordinate debentures - Capital Trust IV, due March 2034 (2)	800,000	13.61	800,000	7.41
Common securities - Capital Trust IV	24,742	4.38	24,742	7.41
Junior subordinate debentures - Capital Trust VI, due June 2036 (3)	239,560	7.91	242,560	7.91
Common securities - Capital Trust VI	10,000	7.91	10,000	7.91
Junior subordinate debentures - Capital Trust IX, due July 2036	150,000	2.21	150,000	2.15
Common securities - Capital Trust IX	4,640	2.21	4,640	2.15
Total holding company borrowings and other debt obligations	$3,056,067	7.19%	$2,749,643	5.89%
(1) Commercial papers are short-term in nature and due within one year
(2) Please refer to Note 12 for discussion on the Complaint from the Trustee for the Trust PIERS.
(3) As part of the Company's liability cost management, the Company executed a fixed priced cash tender offer of its Sovereign Capital Trust VI 7.908%
Capital Securities. Securities with an aggregate liquidation amount totaling $164 million were validly tendered during October 2012  at a price of $1,050 per $1,000 liquidation amount.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OFF BALANCE SHEET ARRANGEMENTS

See further discussion on the Company's off-balance sheet arrangements in Note 5 and Note 12 to the Consolidated Financial Statements.

BANK REGULATORY CAPITAL

The minimum U.S. regulatory capital ratios for banks under Basel I are 4% for Tier 1 Risk-Based Capital Ratio and 4% for Tier 1 Leverage Capital Ratio. To qualify as “well-capitalized”, regulators require banks to maintain capital ratios of at least 6% for Tier 1 Risk-Based Capital Ratio, 10% for Total Risk-based Capital Ratio, and 5% for Tier 1 Leverage Capital Ratio. At September 30, 2012 and December 31, 2011, the Bank met the well-capitalized capital ratio requirements.

As a bank holding company, SHUSA is required to maintain Tier 1 Risk-Based Capital Ratios of at least 4%, Total Risk-Based Capital Ratios of at least 8%, and Tier 1 Leverage Capital Ratios of at least 4%. The Company's capital levels exceeded the ratios required for bank holding companies.

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

Federal banking laws, regulations and policies also limit the Bank's ability to pay dividends and make other distributions to the Company. The Bank must obtain prior OCC approval to declare a dividend or make any other capital distribution if, after such dividend or distribution: (1) the Bank's total distributions to the holding company within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years; (2) the Bank would not meet capital levels imposed by the OCC in connection with any order, or (3) if the Bank is not adequately capitalized at the time. In addition, the OCC's prior approval would be required if the Bank's examination or CRA ratings fall below certain levels or the Bank is notified by the OCC that it is a problem association or in troubled condition. During the three years following the period ended September 30, 2010, the Bank must obtain the written non-objection of the OCC to declare a dividend or make any other capital distribution.

Any dividends declared and paid have the effect of reducing the Bank's Tier 1 leverage capital to tangible assets and Tier 1 risk-based capital ratios. In December 2011, the Bank declared and paid a $150.0 million dividend to SHUSA. In April 2012, the Bank declared and paid a $50.0 million dividend to SHUSA. In July 2012, the Bank declared and paid an additional dividend of $55.0 million to SHUSA. In October 2012, the Bank declared and paid an additional dividend of $79.0 million to SHUSA.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following schedule summarizes the actual capital balances of the Bank and SHUSA at September 30, 2012:

	Sovereign Bank

	September 30, 2012	Well-capitalized Requirement	Minimum Requirement
Tier 1 leverage capital ratio	10.52%	5.00%	4.00%
Tier 1 risk-based capital ratio	12.84%	6.00%	4.00%
Total risk-based capital ratio	14.89%	10.00%	8.00%
Tier 1 common capital ratio(1)	12.84%	n/a	n/a

SHUSA

September 30, 2012
Tier 1 leverage capital ratio	10.96%
Tier 1 risk-based capital ratio	13.26%
Total risk-based capital ratio	15.75%
Tier 1 common capital ratio(1)	12.36%

(1) Ratio presented due to regulators emphasizing the Tier 1 common capital ratio in their evaluation of bank and bank holding company capital levels, although this metric is not provided for in bank regulations.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity represents the ability of the Company to obtain cost effective funding to meet the needs of customers, as well as the Company's financial obligations. Factors that impact the liquidity position of the Company include loan origination volumes, loan prepayment rates, the maturity structure of existing loans, core deposit growth levels, certificate of deposit maturity structure and retention, the Company's credit ratings, investment portfolio cash flows, maturity structure of wholesale funding, and other factors. These risks are monitored and centrally managed. This process includes reviewing all available wholesale liquidity sources. The Company also forecasts future liquidity needs and develops strategies to ensure adequate liquidity is available at all times.

The Bank has several sources of funding to meet its liquidity requirements, including the liquid investment securities portfolio, the core deposit base, the ability to acquire large deposits, FHLB borrowings, Federal Reserve Bank borrowings, wholesale deposit purchases, and federal funds purchased.

The Company has the following major sources of funding to meet its liquidity requirements: dividends and returns of investment from its subsidiaries, short-term investments held by non-bank affiliates and access to the capital markets. During December 2011, the Company issued 3.2 million shares of common stock to Santander resulting in payment of $800.0 million and, at the same time, declared dividends of $800.0 million in 2011 to Santander. This transaction was reported as a non-cash transaction. There were no significant stock issuances during the first nine months of 2012.

During 2012, SCUSA declared and paid $308.6 million in dividends to the Company.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

During 2012, the Bank paid $184.0 million in dividends to SHUSA. At September 30, 2012, the holding company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

As of September 30, 2012, SHUSA, through the Bank, had over $27.8 billion in committed liquidity from the FHLB and the Federal Reserve Bank. Of this amount, $14.7 billion is unused and therefore provides additional borrowing capacity and liquidity for the Company. At September 30, 2012, liquid assets (defined as cash and cash equivalents, loans held for sale, and securities available for sale exclusive of securities pledged as collateral) totaled approximately $14.6 billion, or 29.0% of total deposits. This compares to $14.9 billion, or 31.2%, of total deposits at December 31, 2011. In addition to the liquid assets, the Company also has available liquidity from unencumbered security collateral and federal funds of $10.1 billion. Management believes that the Company has ample liquidity to fund its operations.

Net cash provided by operating activities was $1.2 billion for the nine-months ended September 30, 2012. Net cash used by investing activities for the same period was $3.8 billion due primarily to the purchases of $6.6 billion of investments and $2.1 billion of loan purchases and activity, offset by $5.5 billion of investment sales, maturities and repayments. Net cash provided by financing activities for the nine-months ended September 30, 2012 was $3.4 billion, which consisted primarily of a $2.4 billion increase in deposits and a net increase in borrowings of $0.9 billion. See the Consolidated Statement of Cash Flows for further details on our sources and uses of cash.

As of September 30, 2012 the Company had $3.4 billion of cash on hand compared to $2.6 billion at December 31, 2011. During the first nine months of 2012, cash was impacted by an increase in deposits, increase in borrowings, investment and loan sales, offset by borrowings repayments, loan portfolio acquisitions and an investment in a wind farm facility.

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

	Payments Due by Period
	Total	Less than 1 year	Over 1 yr to 3 yrs	Over 3 yrs to 5 yrs	Over 5 yrs
	(in thousands)
FHLB advances (1)	$14,205,052	$4,332,024	$6,238,912	$2,698,240	$935,876
Federal funds purchased (1)	110,000	110,000	—	—	—
Commercial paper and repurchase agreements	1,939,213	1,939,213	—	—	—
Other debt obligations (1) (2)	3,598,740	421,305	1,651,136	657,529	868,770
Junior subordinated debentures due to capital trust entities (1) (2)	1,919,065	236,279	161,532	391,357	1,129,897
Certificates of deposit (1)	12,806,438	8,810,493	2,661,077	1,332,424	2,444
Investment partnership commitments (3)	154	74	26	26	28
Operating leases(4)	651,839	103,871	180,337	143,036	224,595
Total contractual cash obligations	$35,230,501	$15,953,259	$10,893,020	$5,222,612	$3,161,610

(1)
Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at September 30, 2012. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

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

(4)	Does not include future expected sublease income.

Excluded from the above table are deposits of $37.6 billion that are due on demand by customers. Additionally, $109.8 million of tax liabilities associated with unrecognized tax benefits have been excluded due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations.

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

ASSET AND LIABILITY MANAGEMENT

Interest rate risk arises primarily through the Company’s traditional business activities of extending loans and accepting deposits. Many factors, including economic and financial conditions, movements in market interest rates and consumer preferences, affect the spread between interest earned on assets and interest paid on liabilities. Interest rate risk is managed by the Company's Treasury group and measured by its Market Risk department with oversight by the Asset and Liability Committee. In managing the interest rate risk, the Company seeks to minimize the variability of net interest income across various likely scenarios, while at the same time maximizing the net interest income and net interest margin. To achieve these objectives, the Treasury group works closely with each business line in the Company and guides new business. The Treasury group also uses various other tools to manage interest rate risk including wholesale funding maturity targeting, investment portfolio purchase strategies, asset securitizations/sales and financial derivatives.

Interest rate risk focuses on managing four elements of risk associated with interest rates: basis risk, repricing risk, yield curve risk and option risk. Basis risk stems from rate index timing differences with rate changes, such as differences in the extent of changes in fed funds compared with the three-month LIBOR. Repricing risk stems from the different timing of contractual repricing such as, one-month versus three-month reset dates as well as the related maturities. Yield curve risk stems from the impact on earnings and market value resulting from different shapes and levels of yield curves. Optionality risk stems from prepayment or early withdrawal risk embedded in various products. These four elements of risk are analyzed through a combination of net interest income simulations, shocks to the net interest income simulations, scenarios and market value analysis, and the subsequent results are reviewed by management. Numerous assumptions are made to produce these analyses including, but not limited to, assumptions on new business volumes, loan and investment prepayment rates, deposit flows, interest rate curves, economic conditions and competitor pricing.

The Company simulates the impact of changing interest rates on the expected future interest income and interest expense (net interest income sensitivity). This simulation is run monthly and it includes various scenarios that help management understand the potential risks in the Bank's net interest income sensitivity. These scenarios include both parallel and non-parallel rate shocks as well as other scenarios that are consistent with quantifying the four elements of risk described above. This information is used to develop proactive strategies to ensure that the Company’s risk position remains within Board approved limits so that future earnings are not significantly adversely affected by future interest rates.

The table below discloses the estimated sensitivity to the Company’s net interest income based on interest rate changes:

If interest rates changed in parallel by the amounts below at September 30, 2012	The following estimated percentage increase/(decrease) to net interest income would result
Up 100 basis points	6.61%
Up 200 basis points	11.10%
Down 100 basis points	(6.10)%

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

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk, and also highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at September 30, 2012 and December 31, 2011. All dollar balances are in thousands:

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by	September 30, 2012	December 31, 2011
Base	$10,754	$8,777
Up 200 basis points	(3.33)%	(5.91)%
Up 100 basis points	(0.31)%	(1.85)%

Neither the net interest income sensitivity analysis nor the MVE analysis contemplates changes in credit risk of the loan and investment portfolio from changes in interest rates. The amounts above are the estimated impact due solely to a parallel change in interest rates.

Pursuant to its interest rate risk management strategy, the Company enters into derivative relationships such as interest rate exchange agreements (swaps, caps and floors) and forward sale or purchase commitments. The Company’s objective in managing its interest rate risk is to provide sustainable levels of net interest income while limiting the impact that changes in interest rates have on net interest income.

Interest rate swaps are generally used to convert fixed rate assets and liabilities to variable rate assets and liabilities and vice versa. The Company utilizes interest rate swaps that have a high degree of correlation to the related financial instrument.

As part of its overall business strategy, the Company, through the Bank, originates fixed rate residential mortgages. It sells a portion of this production to FHLMC, FNMA and private investors. The loans are exchanged for cash or marketable fixed rate mortgage-backed securities, which are generally sold. This helps insulate the Company from the interest rate risk associated with these fixed rate assets. The Company uses forward sales, cash sales and options on mortgage-backed securities as a means of hedging against changes in interest rate on the mortgages that are originated for sale and on interest rate lock commitments.

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

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2012. Based on that evaluation, the Company's Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2012.

Changes in Internal Control over Financial Reporting

During the second quarter of 2012, the Company successfully launched a new proprietary technology platform and servicing portal, which impacted the majority of its customer accounts. This migration allows the Company to better compete and aggressively bring to market its capabilities. The implementation of the new platform was determined to have a material impact to the Company's internal control over financial reporting. Please refer to the General and Administrative Expenses section of the Management's Discussion and Analysis section of this report for further discussion on the reserve recorded during the second quarter of 2012 related to the IT transformation.

Other than the changes mentioned above, no other changes in the Company's internal control over financial reporting occurred during 2012 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION

Item 1	— Legal Proceedings

Reference should be made to Note 10 to the Consolidated Financial Statements for disclosure regarding the lawsuit filed by SHUSA against the Internal Revenue Service and Note 12 to the Consolidated Financial Statements for SHUSA’s litigation disclosure, which is incorporated herein by reference.

Item 1A	— Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A Risk Factors, in the Company's 2011 Annual Report on Form 10-K, except for enhancements to the following risk factor:

•	Liquidity is Essential to the Company's Businesses, and the Company Relies on External Sources, Including Government Agencies to Finance a Significant Portion of its Operations

Adequate liquidity is essential to SHUSA's businesses.  The Company primarily relies on the Federal Home Loan Bank, deposits and other third party sources of funding for its liquidity needs.  Changes to the credit ratings of SHUSA, Santander Group or the Kingdom of Spain could have a material adverse effect on the business, financial condition and results of operations. The credit ratings of SHUSA have changed in the past and may change in the future, which could impact its cost of, access to and sources of financing and liquidity. Any reductions in the long-term or short-term credit ratings of SHUSA would increase its borrowing costs, require SHUSA to replace funding lost due to the downgrade, which may include the loss of customer deposits, and may also limit SHUSA's access to capital and money markets and trigger additional collateral requirements in derivatives contracts and other secured funding arrangements. Credit ratings are also important to SHUSA when competing in certain markets, such as the market for standby letters of credit. As a result, any reductions in SHUSA's long-term or short-term credit ratings could have a material adverse impact on SHUSA's business, financial condition and results of operations.

Item 2	— Unregistered Sales of Equity Securities and Use of Proceeds.

No shares of the Company’s common stock were repurchased during the nine-month period ended September 30, 2012.

Item 3	— Defaults upon Senior Securities

None.

Item 4	— Mine Safety Disclosures

None.

Item 5	— Other Information

None.

Item 6	— Exhibits

(a) Exhibits

(3.1)
Amended and Restated Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed January 30, 2009) (Commission File Number 333-172807)

(3.2)
Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc.'s
 Current Report on Form 8-K filed March 27, 2009) (Commission File Number 333-172807)

(3.3)
Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed February 5, 2010) (Commission File Number 333-172807)

(3.4)
Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.2 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed June 21, 2011) (Commission File Number 333-172807)

(3.5)
Amended and Restated Bylaws of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 of Santander Holdings USA, Inc.’s Current Report on Form 8-K filed June 21, 2011) (Commission File Number 333-172807)

(4.1)
Santander Holdings USA, Inc. has certain debt obligations outstanding. None of the instruments evidencing such debt authorizes an amount of securities in excess of 10% of the total assets of Santander Holdings USA, Inc. and its subsidiaries on a consolidated basis; therefore, copies of such instruments are not included as exhibits to this Quarterly Report on Form 10-Q. Santander Holdings USA, Inc. agrees to furnish copies to the SEC on request.

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

SANTANDER HOLDINGS USA, INC. (Registrant)
Date:	November 9, 2012	/s/ Jorge Morán
Jorge Morán
President and Chief Executive Officer (Authorized Officer)

Date:	November 9, 2012	/s/ Guillermo Sabater
Guillermo Sabater
Chief Financial Officer and Executive Vice President (Principal Financial Officer)

EXHIBITS INDEX

(3.1)
Amended and Restated Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed January 30, 2009) (Commission File Number 333-172807)

(3.2)
Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc. Current Report on Form 8-K filed March 27, 2009) (Commission File Number 333-172807)

(3.3)
Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed February 5, 2010) (Commission File Number 333-172807)

(3.4)
Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.2 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed June 21, 2011) (Commission File Number 333-172807)

(3.5)
Amended and Restated Bylaws of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 of Santander Holdings USA, Inc.’s Current Report on Form 8-K filed June 21, 2011) (Commission File Number 333-172807)

(4.1)
Santander Holdings USA, Inc. has certain debt obligations outstanding. None of the instruments evidencing such debt authorizes an amount of securities in excess of 10% of the total assets of Santander Holdings USA, Inc. and its subsidiaries on a consolidated basis; therefore, copies of such instruments are not included as exhibits to this Quarterly Report on Form 10-Q. Santander Holdings USA, Inc. agrees to furnish copies to the SEC on request.

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