Form 10-K
period 2012-12-31
Santander Holdings USA, Inc.
filed 2013-03-15
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to                     .
Commission File Number: 001-16581
SANTANDER HOLDINGS USA, INC.

(Exact name of registrant as specified in its charter)

Virginia (State or other jurisdiction of incorporation or organization)	23-2453088 (I.R.S. Employer Identification No.)

75 State Street, Boston, Massachusetts (Address of principal executive offices)	02109 (Zip Code)
(617) 346-7200
Registrant’s telephone number including area code
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on Which Registered
Depository Shares for Series C non-cumulative preferred stock	NYSE
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐.   No ☑.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes ☐.   No ☑.
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐. No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2013
Common Stock (no par value)	520,307,043 shares

3

FORWARD-LOOKING STATEMENTS
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by or on behalf of Santander Holdings USA, Inc. (“SHUSA” or the “Company”). SHUSA may from time to time make forward-looking statements in its filings with the Securities and Exchange Commission (the “SEC” or the “Commission”) (including this Annual Report on Form 10-K and the exhibits hereto), and in other communications by SHUSA, which are made in good faith by SHUSA, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Some of the statements made by SHUSA, including any statements preceded by, followed by or which include the words “may,” “could,” “should,” “pro forma,” “looking forward,” “will,” “would,” “believe,” “expect,” “hope,” “anticipate,” “estimate,” “intend,” “plan,” “strive,” “hopefully,” “try,” “assume” or similar expressions constitute forward-looking statements.

These forward-looking statements include statements with respect to SHUSA's vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business and are not historical facts. Although SHUSA believes that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors, some of which are beyond SHUSA's control. Among the factors that could cause SHUSA's financial performance to differ materially from that suggested by the forward-looking statements are:

•
the strength of the United States economy in general and the strength of the regional and local economies in which SHUSA conducts operations, which may affect, among other things, the level of non-performing assets, charge-offs, and provision for credit losses;

•
the ability of certain European member countries to continue to service their debt and the risk that a weakened European economy could affect U.S.-based financial institutions, counterparties with which SHUSA does business. and the stability of the global financial markets negatively;

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

•
the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act enacted in July 2010, which is a significant development for the industry. The full impact of this legislation to SHUSA and the industry will be unknown until the rule-making processes mandated by the legislation are complete, although the impact will involve higher compliance costs which have affected and will affect SHUSA's revenue and earnings negatively;

•
additional legislation and regulations or taxes, levies or other charges that may be enacted or promulgated in the future, the form of which legislation or regulation or the degree to which management would need to modify SHUSA's businesses or operations to comply with such legislation or regulation management is unable to predict;

•
the cost and other effects of the consent order issued by the Office of the Comptroller of the Currency ("the OCC") to Sovereign Bank ("Sovereign" or the "Bank") requiring the Bank to take certain steps to improve its mortgage servicing and foreclosures practices, as is further described in Part I;

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

•
the outcome of ongoing tax audits by federal, state and local income tax authorities that may require additional taxes to be paid by SHUSA as compared to what has been accrued or paid as of period-end; and

•	SHUSA's success in managing the risks involved in the foregoing.

If one or more of the factors affecting SHUSA's forward-looking information and statements proves incorrect, its actual results, performance or achievements could differ materially from those expressed in, or implied by, forward-looking information and statements. Therefore, SHUSA cautions not to place undue reliance on any forward-looking information or statements. The effect of these factors is difficult to predict. Factors other than these also could adversely affect SHUSA's results, and the reader should not consider these factors to be a complete set of all potential risks or uncertainties. New factors emerge from time to time, and management cannot assess the impact of any such factor on SHUSA's business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Any forward-looking statements only speak as of the date of this document, and SHUSA undertakes no obligation to update any forward-looking information or statements, whether written or oral, to reflect any change, except as required by law. All forward-looking statements attributable to SHUSA are expressly qualified by these cautionary statements.

PART I

ITEM 1 - BUSINESS

General

Santander Holdings USA, Inc. (“SHUSA” or the “Company") is the parent company of Sovereign Bank, N.A. ("Sovereign" or the “Bank”), a national banking association. The Bank converted to a national banking association on January 26, 2012 from a federally-chartered savings bank. In connection with its charter conversion, the Bank changed its name to Sovereign Bank, National Association. Also effective on January 26, 2012, SHUSA became a bank holding company (a "BHC").

SHUSA is headquartered in Boston, Massachusetts, and its principal executive offices are located at 75 State Street, Boston, Massachusetts. The Bank’s home office is in Wilmington, Delaware.

The Bank had over 720 retail branches, over 2,200 ATMs and approximately 8,900 team members as of December 31, 2012, with principal markets in the Northeastern United States. The Bank’s primary business consists of attracting deposits from its network of retail branches, and originating small business loans, middle market, large and global commercial loans, large multi-family loans, residential mortgage loans, home equity loans and lines of credit, and auto and other consumer loans in the communities served by those offices. The Bank uses its deposits, as well as other financing sources, to fund its loan and investment portfolios. The Bank earns interest income on its loan and investment portfolios. In addition, the Bank generates non-interest income from a number of sources, including deposit and loan services, sales of loans and investment securities, capital markets products and bank-owned life insurance. The principal non-interest expenses include employee compensation and benefits, occupancy and facility-related costs, technology and other administrative expenses. The volumes, and accordingly the financial results, of the Bank are affected by the economic environment, including interest rates, consumer and business confidence and spending, as well as the competitive conditions within the Bank's geographic footprint.

SHUSA is a wholly-owned subsidiary of Banco Santander, S.A. (“Santander”). Santander is a retail and commercial bank headquartered in Spain, with a global presence in 10 core geographic markets. At the end of 2012, Santander was the largest bank in the euro zone and among the world's top 20 financial institutions by market capitalization. Founded in 1857, Santander had at December 31, 2012 €1,388 billion in managed funds, approximately 102 million customers, 14,392 branches - more than any other international bank - and approximately 187,000 employees. Furthermore, it has relevant positions in the United Kingdom, Portugal, Germany, Poland, Argentina, Brazil, Mexico, Chile, and the United States. Santander had €2.2 billion in net attributable profit in 2012 primarily generated in: Brazil, 26%; Spain, 15%; the United Kingdom, 13%; Mexico, 12%; and the U.S., 10%.

The Company has a significant equity-method investment in Santander Consumer USA, Inc. ("SCUSA"). SCUSA, headquartered in Dallas, Texas, is a specialized consumer finance company engaged in the purchase, securitization, and servicing of retail installment contracts. SCUSA acquires retail installment contracts principally from manufacturer‑franchised dealers in connection with their sale of used and new automobiles and light‑duty trucks primarily to non-prime customers with limited credit histories or past credit problems. SCUSA also originates receivables through a Web‑based direct lending program and purchases automobile retail installment contracts from other lenders.

Segments

The Company has five reportable segments including Retail Banking, Corporate Banking, Global Banking and Markets, Non-Strategic Assets (formerly known as Specialized Business), and SCUSA.

Except for the Company's equity investment in SCUSA, the Company’s segments are focused principally around the customers the Bank serves.

The Retail Banking segment is primarily comprised of its branch locations and the residential mortgage business. The branches offer a wide range of products and services to customers, and attracts deposits by offering a variety of deposit instruments including demand and interest-bearing demand deposit accounts, money market and savings accounts, certificates of deposit and retirement savings products. The branches also offer consumer loans such as home equity loans and line of credits. The Retail Banking segment also includes business banking loans and small business loans to individuals.

The Corporate Banking segment provides the majority of the Company’s commercial lending platforms, such as commercial real estate loans, multi-family loans, commercial and industrial loans and the Company’s related commercial deposits.

The Global Banking and Markets segment includes businesses with large corporate domestic and foreign clients.

The Non-Strategic Assets segment is primarily comprised of non-strategic lending groups, which include indirect automobile, aviation and continuing care retirement communities financing.

SCUSA was managed as a separate reportable segment throughout 2012, and continues to be reported as a separate reportable segment as of December 31, 2012.

The financial results for each of these reportable segments are included in Note 24 of the Notes to Consolidated Financial Statements and are discussed in Item 7, "Line of Business Results" within Management's Discussion and Analysis of Financial Condition and Results of Operations. Results of the Company’s business segments are presented based on its management structure and management accounting practices.

Subsidiaries

SHUSA had one principal consolidated majority-owned subsidiary at December 31, 2012: the Bank.

Employees

At December 31, 2012, SHUSA had approximately 7,920 full-time and 1,000 part-time employees. This compares to approximately 7,540 full-time and 1,030 part-time employees as of December 31, 2011. None of the Company's employees are represented by a collective bargaining agreement.

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

Supervision and Regulation

The activities of the Company are subject to regulation under various U.S. Federal laws, including the Truth-in-Lending, Truth-in-Savings, Equal Credit Opportunity, Fair Credit Reporting, Fair Debt Collection Practices Service Members Civil Relief, Unfair and Deceptive Practices, Real Estate Settlement Procedures, and Electronic Funds Transfer Acts, as well as various state laws. Additional legal and regulatory matters affecting the Company's activities are further discussed in this Item 1 - Business section of the Company's annual report on Form 10-K.

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

On July 21, 2010, the "Dodd-Frank Wall Street Reform and Consumer Protection Act" (the “Act”), which instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of, and government intervention in, the financial services sector, was enacted. The Act includes a number of specific provisions designed to promote enhanced supervision and regulation of financial firms and financial markets. The Act introduces a substantial number of reforms that reshape the structure of the regulation of the financial services industry, requiring that more than 200 regulations be written. Although the full impact of this legislation on the Company and the industry will be unknown until these regulations are complete, the enhanced regulation will involve higher compliance costs and certain elements, such as the debit interchange legislation, have negatively affected the Company's revenue and earnings.

More specifically, the Act imposes heightened prudential requirements on bank holding companies with at least $50.0 billion in total consolidated assets, which includes the Company, and requires the FRB to establish prudential standards for such bank holding companies that are more stringent than those applicable to other bank holding companies, including standards for risk-based capital requirements and leverage limits; heightened capital standards, including eliminating trust preferred securities as Tier 1 regulatory capital, enhanced risk-management requirements, and credit exposure reporting and concentration limits. These changes are expected to impact the profitability and growth of the Company.

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

Under the Durbin Amendment to the Act, on June 29, 2011, the FRB issued the final rule implementing debit card interchange fee and routing regulation. The final rule establishes standards for assessing whether debit card interchange fees received by debit card issuers are “reasonable and proportional” to the costs incurred by issuers for electronic debit transactions and prohibits network exclusivity arrangements on debit cards to ensure merchants have choices in how debit card transactions are routed.

The Act established the Consumer Financial Protection Bureau ("CFPB"), which has broad powers to set the requirements around the terms and conditions of financial products. This is expected to result in increased compliance costs and may result in reduced revenue.

The Bank routinely executes interest rate swaps for the management of its asset-liability mix, and also executes such swaps with its borrower clients. Under the Act, the Bank will be required to post an Independent Amount with certain of its counterparties and clearing exchanges. While clearing these financial instruments offers some benefits and additional transparency in valuation, the systems requirements for clearing execution add operational complexities to the business and accordingly increase operational risk exposure.

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

The Act also contains provisions that are in the process of being implemented which increase regulation of the derivative markets through measures that broaden the derivative instruments subject to regulation and requiring clearing and exchange trading as well as imposing additional capital and margin requirements for derivative market participants. These measures will increase the cost of conducting this business.

The overall impact of the Act to the Company will be unknown until these reforms are complete. They have reduced and will reduce revenues and increase compliance costs.

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

New and evolving capital standards, both as a result of the Act and the implementation in the U.S. of Basel III, could have a significant effect on banks and bank holding companies ("BHCs"), including SHUSA and its bank subsidiaries. On August 30, 2012, the U.S. banking agencies published in the Federal Register three Notices of Proposed Rulemaking (the “NPRs”) that, among other things, implement Basel III in the U.S. The comment period for the NPRs expired on October 22, 2012. Among other things, the NPRs, as proposed, would narrow the definition of regulatory capital and establish higher minimum risk-based capital ratios that, when fully phased in, would require banking organizations, including SHUSA and its banking subsidiaries, to maintain a minimum “common equity Tier 1” (or “CET1”) ratio of 4.5%, a Tier 1 capital ratio of 6.0%, and a total capital ratio of 8.0%. A capital conservation buffer of 2.5% above each of these levels (to be phased in over three years beginning in 2016) would also be required for banking institutions to avoid restrictions on their ability to make capital distributions, including the payment of dividends. The implementation of certain regulations and standards with regard to regulatory capital could disproportionately affect our regulatory capital position relative to that of our competitors, including those that may not be subject to the same regulatory requirements.

The NPRs are highly complex, and are subject to revisions based on the public comment process. Therefore, many aspects of their application will remain uncertain and the full impact on the Company will not be known until the rules are finalized and the Company can analyze the impact of those final rules.

Historically, regulation and monitoring of bank and BHC liquidity has been addressed as a supervisory matter, both in the U.S. and internationally, without required formulaic measures. The Basel III liquidity framework requires banks and BHCs to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, will be required by regulation going forward. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to its expected net cash outflow for a 30-day time horizon. The other, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements would incentivize banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. On January 6th, 2013, the Basel Committee published revised guidance for the LCR.  The Committee made several changes to the both the definition of liquid assets (the numerator) and the assumptions regarding liability cash outflows (the denominator) which made the LCR measurement less restrictive.  In addition, the Committee pushed back the requirement to achieve a 100% LCR ratio from 2015 to 2019.  The U.S. banking agencies have not yet proposed rules implementing the Basel III liquidity framework for U.S. banking organizations.

Similarly, Basel III contemplates that the NSFR will be subject to an observation period through mid-2016 and, subject to any revisions resulting from the analyses conducted and data collected during the observation period, implemented as a minimum standard by January 1, 2018. The Basel Committee reportedly is considering revisions to the Basel III liquidity framework as presented in December 2010. The U.S. banking agencies have not yet proposed rules implementing the Basel III liquidity framework for U.S. banking organizations.

On December 14, 2012, the FRB proposed rules to strengthen regulatory oversight of foreign banking organizations.  These rules would require foreign banking organizations - such as the Company's parent, Santander, with over $50 billion in global consolidated assets and over $10 billion in total assets held by its U.S. subsidiaries - to create a U.S. intermediate holding company (“IHC”) over all of its U.S. bank and U.S. non-bank subsidiaries. U.S. branches and agencies of foreign banks would not be included in the IHC. The formation of these IHCs would allow U.S. regulators to supervise these institutions similarly to U.S. systemically important bank holding companies, meaning that they would be subject to similar capital rules and enhanced prudential standards, including capital stress tests, single-counterparty credit limits, overall risk management, and early remediation requirements, as systemically important bank holding companies. If implemented as proposed, Santander would be required to transfer its U.S. nonbank subsidiaries currently outside of the Company into the Company, which would become an IHC, and/or Santander would establish a top-tier IHC structure that would include all of its US bank and nonbank subsidiaries within the same chain of ownership. Institutions would be required to comply with these new standards on July 1, 2015. Public comments on this proposal will be accepted through April 30, 2013.

Enhanced Prudential Standards for Capital Adequacy

On January 24, 2012, the federal banking regulators published proposed rules on annual stress tests to be performed by banks having total consolidated assets of more than $10 billion. The Company is subject to these annual tests, which are already required by the Act. In addition to the annual stress testing requirement, under the proposal, the Company would also be subject to certain additional reporting and disclosure requirements. The Company was required to conduct its stress test and report results to the FRB in January 2013.

National Charter Change and Conversion to a BHC

Effective January 26, 2012, the Bank converted from a federal savings bank to a national banking association. In connection with the charter conversion, the Bank changed its name to Sovereign Bank, National Association. Also, effective on January 26, 2012, the Company became a BHC.

As a national bank, the Bank is no longer subject to federal thrift regulations and instead is subject to the OCC's regulations under the National Bank Act. The various laws and regulations administered by the OCC for national banks affect corporate practices and impose certain restrictions on activities and investments, but the Company does not believe that the Bank's current or currently proposed businesses are limited materially, if at all, by these restrictions. In addition, as a national bank, the Bank is no longer subject to the qualified thrift lender requirement, which requires thrifts to maintain a certain percentage of their “portfolio assets” in certain "qualified thrift investments,” such as residential housing related loans, certain consumer and small business loans and residential mortgage-backed securities. The Bank also is no longer subject to the restrictions in the Home Owners' Loan Act ("HOLA") limiting the amount of commercial loans that it may make.

As a bank holding company, the Company is subject to the comprehensive, consolidated supervision and regulation of the FRB. The Company is subject to risk-based and leverage capital requirements and information reporting requirements. As a bank holding company with more than $50.0 billion in total consolidated assets, it is subject to the heightened prudential and other requirements for large bank holding companies, including capital plan and capital stress testing requirements as defined under the FRB's capital plan rule.  The Company completed the required capital stress testing for the 2013 Capital Plan Review ("CapPR") program even though it was not included in the 2013 CapPR group of BHCs by the FRB.  The Company expects to be included in the 2014 Comprehensive Capital Analysis and Review program by the FRB.

Federal laws restrict the types of activities in which BHCs may engage, and subject them to a range of supervisory requirements, including regulatory enforcement actions for violations of laws and policies. BHCs may engage in the business of banking and managing and controlling banks, as well as closely related activities. The Company does not expect that the limitations described above will adversely affect its current operations or materially prohibit the Company from engaging in activities that are currently contemplated by its business strategies.

On December 17, 2012, the FRB announced a new framework for the consolidated supervision of large financial institutions, including BHCs with consolidated assets of $50 billion or more. The updated guidance outlined in Supervision and Regulation Letter No. SR 12-17 has two primary objectives - enhancing the resiliency of institutions to lower the probability of failure or inability to serve as a financial intermediary, and reducing the impact on the financial system and economy in the event of a large institution's failure or material weakness. With regard to enhancing institutional resiliency, the guidance indicates that institutions should focus on capital and liquidity planning and positions, corporate governance, recovery planning and management of core business lines in order to survive significant stress. In terms of reducing the impact of an institution's failure, the guidance indicates that institutions should focus on management of critical operations, support for banking offices, resolution planning and additional macro-prudential supervisory approaches to address risks to financial stability. This framework would be implemented in multiple stages, with additional supervisory and operational guidance to follow.

Incentive Compensation

On July 21, 2010, the banking regulatory agencies jointly published final guidance for structuring incentive compensation arrangements at financial institutions. While the guidance does not set forth any specific formula or pay cap, it contains principles financial institutions are required to follow with respect to compensation to employees who can expose the institution to material amounts of risk. The guidance’s primary principles include: (i) providing incentives that balance risk and rewards, (ii) having effective controls and risk management, and (iii) instituting strong corporate governance.

Holding Company Regulation

As the Company is a subsidiary of Santander, Santander may be required to obtain approval from the FRB if the Company were to acquire shares of any depository institution (bank or savings institution) or any holding company of a depository institution. In addition, Santander may have to provide notice to the FRB if the Company acquires any financial entity that is not a depository institution, such as a lending company.

Control of the Bank

Under the Change in Bank Control Act (the “Control Act”), individuals, corporations or other entities acquiring SHUSA common stock may, alone or together with other investors, be deemed to control the Company and thereby the Bank. If deemed to control the Company, those persons or groups would be required to obtain OCC approval to acquire the Company’s common stock and could be subject to certain ongoing reporting procedures and restrictions under federal law and regulations. Ownership of more than 10% of SHUSA's capital stock may be deemed to constitute “control” if certain other control factors are present.

Regulatory Capital Requirements

Federal regulations require federal savings associations and national banks to maintain minimum capital ratios. Under the Federal Deposit Insurance Act (“FDIA”), insured depository institutions must be classified in one of five defined categories (well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized). Under OCC regulations, an institution is considered “well-capitalized” if it (i) has a total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 6% or greater, (iii) has a Tier 1 leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level. An institution’s capital category is determined by reference with respect to its most recent financial report filed with the OCC. In the event an institution’s capital deteriorates to the undercapitalized category or below, the FDIA and OCC regulations prescribe an increasing amount of regulatory intervention, including the adoption by the institution of a capital restoration plan, a guarantee of the plan by its parent holding company and restricting increases in assets, numbers of branches and lines of business.

If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and, in critically undercapitalized situations, appointment of a receiver or conservator. Critically undercapitalized institutions generally may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt. All but well-capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the FDIA and OCC regulations, institutions which are not categorized as well capitalized or adequately-capitalized are restricted from making capital distributions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of the institution.

At December 31, 2012, the Bank met the criteria to be classified as “well-capitalized.”

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

Insurance of Accounts and Regulation by the Federal Deposit Insurance Corporation

The Bank is a member of the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation
("FDIC"). Deposits are insured up to the applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the United States government. The FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the Deposit Insurance Fund. The FDIC also has the authority to initiate enforcement actions against banking institutions and may terminate an institution’s deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The FDIC charges financial institutions deposit premium assessments to ensure it has reserves to cover deposits that are under FDIC insured limits, which in early October 2008 the U.S. government increased to $250,000 per depositor per ownership category. In October 2008, the FDIC announced a program that provided unlimited insurance on non-interest bearing accounts for covered institutions through December 31, 2009, which was subsequently extended through December 31, 2012. The Bank participated in the unlimited coverage program through December 31, 2009, but did not participate in the extension.

During the fourth quarter of 2009, the FDIC announced that all depository institutions would be required to prepay three years of assessments in order to quickly raise funds and replenish the reserve ratio. The Bank paid $347.9 million on December 31, 2009 to the FDIC based on an estimate of what the deposit assessments would be over the next three years. This amount was accounted for as a prepaid asset and will be expensed based on the actual deposit assessments in future years until it is depleted. The remaining prepaid asset at December 31, 2012 was $97.3 million. No additional prepayment was ordered by the FDIC during 2012.

In February 2011, the FDIC amended 12 CFR 327 to implement revisions to the Federal Deposit Insurance Act (the "FDIA") made by the Act by modifying the definition of an institution’s deposit insurance assessment base; changing the assessment rate adjustments; revising the deposit insurance assessment rate schedules in light of the new assessment base and altered adjustments; implementing the Act's dividend provisions; revising the large insured depository institution assessment system to better differentiate for risk and better take into account losses from large institution failures that the FDIC may incur; and making technical and other changes to the FDIC’s assessment rules. The revisions also established a minimum ratio of deposit insurance reserves to estimated insured deposits of 1.15% prior to September 2020 and 1.35% thereafter. This amendment was effective on April 1, 2011. Please refer to the section Supervision and Regulation for further discussion on the Act.

In addition to deposit insurance premiums, all insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. In 2012, the Bank paid Finance Corporation assessments of $4.6 million, compared to $4.4 million in 2011. The annual rate for all insured institutions remained the same over the year, at $0.066 for every $1,000 in domestic deposits in 2012. The assessments are revised quarterly and will continue until the bonds mature in the year 2017.

Federal Restrictions on Transactions with Affiliates and Insiders

All national banks are subject to affiliate and insider transaction rules applicable to member banks of the Federal Reserve System under the Federal Reserve Act and as well as additional limitations as the institutions’ primary federal regulator may adopt. These provisions prohibit or limit a banking institution from extending credit to, or entering into certain transactions with, affiliates, principal shareholders, directors and executive officers of the banking institution and its affiliates. For these purposes, the term “affiliate” generally includes a holding company such as SHUSA and any company under common control with the bank.

Restrictions on Subsidiary Banking Institution Capital Distributions

The Company has the following major sources of funding to meet its liquidity requirements: dividends and returns of investment from its subsidiaries, short-term investments held by non-bank affiliates and access to the capital markets.
Federal banking laws, regulations and policies limit the Bank’s ability to pay dividends and make other distributions to the Company. The Bank must obtain prior OCC approval to declare a dividend or make any other capital distribution for which it evaluates, among other considerations, if, after such dividend or distribution: (1) the Bank’s total distributions to the holding company within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years; (2) the Bank would not meet capital levels imposed by the OCC in connection with any order, or (3) the Bank is not adequately capitalized at the time. In addition, the OCC's prior approval would be required if the Bank’s examination or Community Reinvestment Act ("CRA") ratings fall below certain levels or the Bank is notified by the OCC that it is a problem institution or an institution in troubled condition. During the three years following September 30, 2010, the Bank must obtain the written non-objection of the OCC to declare a dividend or make any other capital distribution.

Any dividends declared and paid have the effect of reducing the Bank’s Tier 1 leverage capital to tangible assets and Tier 1 risk-based capital ratios. The Bank declared and paid $184 million and $150 million in dividends to SHUSA in 2012 and 2011, respectively.

Federal Reserve Regulation

Under FRB regulations, the Bank is required to maintain a reserve against its transaction accounts (primarily interest-bearing and non interest-bearing checking accounts). Because reserves must generally be maintained in cash or in low-interest-bearing accounts, the effect of the reserve requirements is to reduce an institution’s asset yields.

The amounts of those reserve balances at December 31, 2012 and 2011 were $273.8 million and $214.8 million, respectively.

Numerous other regulations promulgated by the FRB affect the operations of the Bank. These include regulations relating to equal credit opportunity, electronic fund transfers, collection of checks, truth in lending, truth in savings, availability of funds, home mortgage disclosures and margin credit.

Federal Home Loan Bank System

The Federal Home Loan Bank ("FHLB") was created in 1932 and consists of twelve regional FHLBs. The FHLBs are federally chartered, but privately owned institutions created by Congress. The Federal Housing Finance Board is an agency of the federal government and is generally responsible for regulating the FHLB system. Each FHLB is owned by its member institutions. The primary purpose of the FHLBs is to provide funding to their members for making housing loans as well as for affordable housing and community development lending. FHLBs are generally able to make advances to their member institutions at interest rates that are lower than could otherwise be obtained by such institutions. As a member, the Bank is required to make minimum investments in FHLB stock based on its level of borrowings from the FHLB. The Bank is a member of the FHLB of Pittsburgh and had investments in it of $652.0 million as of December 31, 2012. The Bank utilizes advances from the FHLB to fund balance sheet growth and provide liquidity. The Bank had access to advances with the FHLB of up to $19.6 billion at December 31, 2012 and had outstanding advances of $13.2 billion at that date. The level of borrowing capacity the Bank has with the FHLB is contingent upon the level of qualified collateral the Bank holds at a given time.

In December 2008, the FHLB of Pittsburgh announced it was suspending dividends on its stock and that it would not repurchase any excess capital stock in order to maintain its liquidity and capital position. Management considered this and concluded that the investment in FHLB of Pittsburgh was not impaired at December 31, 2012, 2011, or 2010. Starting October 29, 2010 and continuing on a quarterly basis, the FHLB of Pittsburgh repurchased excess shares of its capital stock. In 2012, the FHLB of Pittsburgh re-instated paying quarterly dividends on its stock.  The Bank received $1.1 million in dividends in 2012. Management will continue to closely monitor this investment in future periods.

Community Reinvestment Act

The CRA requires financial institutions regulated by the federal financial supervisory agencies to ascertain and help meet the credit needs of their communities, including low- to moderate-income neighborhoods within those communities, while maintaining safe and sound banking practices. The regulatory agencies periodically assess the Bank’s record in meeting the credit needs of the communities it serves. A bank’s performance under the CRA is important in determining whether the bank may obtain approval for, or utilize streamlined procedures in, certain applications for acquisitions or engage in new activities.

The Bank’s lending activities are in compliance with applicable CRA requirements, and the Bank’s current CRA rating is “outstanding,” the highest category. Federal regulators examined the Bank's mortgage, small business and community development lending practices, its community development investments, and its retail banking and community development services, and concluded that the Bank's record of lending to low and moderate income borrowers and the geographic distribution of loans in various census tracts were excellent.

The Bank developed a new Community Reinvestment Plan for 2011-2013, equaling more than $5.3 billion in lending and investment to low- and moderate-income individuals and communities in its principal banking markets. This commitment also continues the Bank's financial support and volunteer services to the many non-profit organizations within its market.

Anti-Money Laundering and the USA Patriot Act

Several federal laws, including the Bank Secrecy Act, the Money Laundering Control Act, and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) require all financial institutions to, among other things, implement policies and procedures relating to anti-money laundering, compliance, suspicious activities, and currency transaction reporting and due diligence on customers. The USA Patriot Act substantially broadened existing anti-money laundering legislation and the extraterritorial jurisdiction of the U.S.; imposed compliance and due diligence obligations; created crimes and penalties; compelled the production of documents located both inside and outside the U.S., including those of non-U.S. institutions that have a correspondent relationship in the U.S.; and clarified the safe harbor from civil liability to clients. The U.S. Treasury has issued a number of regulations that further clarify the USA Patriot Act’s requirements and provide more specific guidance on their application. The Company has complied with these regulations.

Financial Privacy

Under the Gramm-Leach-Bliley Act ("GLBA"), financial institutions are required to disclose to their retail customers their policies and practices with respect to sharing nonpublic customer information with their affiliates and non-affiliates, how they maintain customer confidentiality, and how they secure customer information. Customers are required under the GLBA to be provided with the opportunity to “opt out” of information sharing with non-affiliates, subject to certain exceptions. The Company has complied with these regulations.

Environmental Laws

Environmentally related hazards have become a source of high risk and potentially significant liability for financial institutions related to their loans. Environmentally contaminated properties owned by an institution’s borrowers may result in a drastic reduction in the value of the collateral securing the institution’s loans to such borrowers, high environmental cleanup costs to the borrower affecting its ability to repay the loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean-up costs, and liability to the institution for cleanup costs if it forecloses on the contaminated property or becomes involved in the management of the borrower. To minimize this risk, the Bank may require an environmental examination of, and reports with respect to, the property of any borrower or prospective borrower if circumstances affecting the property indicate a potential for contamination, taking into consideration the potential loss to the institution in relation to the burdens to the borrower. Such examination must be performed by an engineering firm experienced in environmental risk studies and acceptable to the institution, and the costs of such examinations and reports are the responsibility of the borrower. These costs may be substantial and may deter a prospective borrower from entering into a loan transaction with the Bank. The Bank is not aware of any borrower who is currently subject to any environmental investigation or clean-up proceeding that is likely to have a material adverse effect on the financial condition or results of operations of SHUSA.

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), an issuer is required to disclose in its annual or quarterly reports, as applicable, whether it or any of its affiliates knowingly engaged in certain activities, transactions or dealings relating to Iran or with individuals or entities designated pursuant to certain Executive Orders. Disclosure is generally required even where the activities, transactions or dealings were conducted in compliance with applicable law.

The Company does not have any activities, transactions or dealings with Iran requiring disclosure.

Santander has certain legacy export credits and performance guarantees with Bank Sepah and Bank Mellat, which are included in the U.S. Department of the Treasury's Office of Foreign Assets Control's Specially Designated Nationals and Blocked Persons List.

•
With respect to Bank Sepah, Santander entered into bilateral credit facilities in May 1996 and in February 2004 of $95.7 million and $4.2 million, respectively. The former matured on May 29, 2012 and the latter matures on September 11, 2013. As of December 31, 2012, €0.5 million remained outstanding under the 2004 bilateral credit facility.

•
With respect to Bank Mellat, Santander entered into two bilateral credit facilities in February 2000 in an aggregate principal amount of €25.9 million. Both credit facilities matured in 2012. In addition, in 2005 Santander participated in a syndicated credit facility for Bank Mellat of €15.5 million, which matures on July 6, 2015. As of December 31, 2012, Santander was owed €6.5 million under this credit facility.

Both Bank Sepah and Bank Mellat have been in default under all of these agreements for the last years and Santander has been and expects to continue to be repaid any amounts due by official export credit agencies, which insure between 95% and 99% of the outstanding amounts under these credit facilities.  No funds have been extended by Santander under these facilities since they were granted.

Santander also has certain legacy performance guarantees for the benefit of Bank Sepah and Bank Mellat (stand-by letters of credit to guarantee the obligations - either under tender documents or under contracting agreements - of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007. However, should any of the contractors default in their obligations under the public bids, Santander would not be able to pay any amounts due to Bank Sepah or Bank Mellat because any such payments would be frozen pursuant to Council Regulation (EU) No. 961/2010.

In the aggregate, all of the transactions described above resulted in approximately €100,000 gross revenues and approximately €(15,000) net loss to Santander in 2012, all of which resulted from the performance of export credit agencies rather than any Iranian entity. Santander has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Santander is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount - which payment would be frozen as explained above (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

Corporate Information

All reports filed electronically by the Company with the SEC, including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as any amendments to those reports, are accessible on the SEC’s Web site at www.sec.gov. These forms are also accessible at no cost on the Company's website at www.sovereignbank.com.

ITEM 1A - RISK FACTORS

The Company is subject to a number of risks potentially impacting its business, financial condition, results of operations and cash flows. As a financial services organization, certain elements of risk are inherent in transactions and are present in the business decisions made by the Company. Thus, the Company encounters risk as part of the normal course of the business, and risk management processes are designed to help manage these risks.

Risk management is an important part of the Company's business model. The success of the business is dependent on management's ability to identify, understand and manage the risks presented by business activities so that management can appropriately balance revenue generation and profitability. These risks include credit risk, market risk, liquidity risk, operational risk, model risk, compliance and legal risk, and strategic and reputation risk. We discuss our principal risk management processes in the Risk Management section included in Item 7 of this Report.

The following are the most significant risk factors that affect the Company. Any one or more of these risk factors could have a material adverse impact on the business, financial condition, results of operations or cash flows, in addition to presenting other possible adverse consequences, which are described below. These risk factors and other risks are also discussed further in other sections of this Report.

Market and credit risks

•	The Current Economic Environment May Deteriorate Adversely Affecting Asset Quality, Earnings and Cash Flow.

The Company faces various material risks, including credit risk and the risk that the demand for products will decrease. In a recession or other economic downturn, these risks would become more acute. In an economic downturn, the Company's credit risk and associated provision for credit losses and legal expense will increase. Also, decreases in consumer confidence, real estate values, and interest rates, usually associated with a downturn, could combine to make the types of loans the Bank originates less profitable and could cause elevated levels of losses on the Company's commercial and consumer loans. While economic conditions in the United States and worldwide have begun to improve, there can be no assurance that this improvement will continue. Such conditions could adversely affect the credit quality of the Company's loans, results of operations and financial condition.

•	Adverse Economic Conditions in Europe and Latin America May Negatively Impact the Company.

As a wholly-owned subsidiary of Santander, significant aspects of the Company's strategy, infrastructure and capital funding are dependent on its parent, Santander. Although Santander has a significant presence in various markets around the world, Santander's results of operations are materially affected by conditions in the capital markets and the economy generally in Europe and Latin America. Accordingly, a significant decline in general economic conditions in Europe or Latin America, whether caused by recession, inflation, unemployment, changes in securities markets, acts of terrorism, or other occurrences could impact Santander, and, in turn, have a material adverse effect on the Company's financial condition and results of operations.

•	Disruptions in the Global Financial Markets have Affected, and May Continue to Adversely Affect, SHUSA's Business and Results of Operations.

Although market conditions have improved, unemployment in the United States continues to remain near historically high levels, and conditions are expected to remain challenging for financial institutions in 2013. Dramatic declines in the housing market during the most recent recession, with falling home prices and increasing foreclosures and unemployment, resulted in significant write−downs of asset values by financial institutions, including government−sponsored entities and major commercial and investment banks. These write−downs, initially of mortgage−backed securities but spreading to credit default swaps and other derivatives, have caused many financial institutions to seek additional capital and to merge with other financial institutions. Furthermore, certain European member countries have fiscal obligations that exceed their revenue, which has raised concerns about such countries' abilities to continue to service their debt and foster economic growth. A weakened European economy may spread beyond Europe and could cause investors to lose confidence in the safety and soundness of European financial institutions and the stability of European member economies. Such events could, likewise, negatively affect U.S.-based financial institutions, counterparties with which SHUSA does business and the stability of the global financial markets. Disruptions in the global financial markets also adversely affected the corporate bond markets, debt and equity underwriting and other elements of the financial markets. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, some lenders and institutional investors reduced and, in some cases, ceased to provide funding to certain borrowers, including other financial institutions. The impact on available credit, increased volatility in the financial markets and reduced business activity has adversely affected, and may continue to adversely affect, SHUSA's businesses, capital, liquidity, financial condition, results of operations, and access to credit.

•	SHUSA May Experience Further Write-downs of its Financial Instruments and Other Losses Related to Volatile and Illiquid Market Conditions.

Market volatility, illiquid market conditions and disruptions in the credit markets continue to present difficulties in valuing certain of SHUSA's assets. Subsequent valuations, in light of factors then prevailing, may result in significant changes in the values of these assets in future periods. In addition, at the time of any sale of these assets, the price SHUSA ultimately realizes will depend on the demand and liquidity in the market at that time and may be materially lower than their current fair value. Any of these factors could require the Company to take further write−downs in respect of these assets, which may have an adverse effect on the Company's results of operations and financial condition in future periods.

•	A Change in the United States Sovereign Debt Credit Rating Could Have a Significant Impact on the Value of the Bank's Assets.

On August 5, 2011, Standard & Poor's (“S&P”), one of three major credit rating agencies which also include Moody's Investors Service and Fitch, lowered its long-term credit rating on the United States sovereign debt from AAA to AA+. Moody's and Fitch each maintained the highest rating on U.S. sovereign debt, but have assigned a negative outlook to their ratings. The implications of these actions by the rating agencies could include negative effects on U.S. Treasury securities as well as instruments issued, guaranteed or insured by government agencies or government-sponsored institutions. These types of instruments are significant assets for the Company. In addition, the potential impact could exacerbate the other risks to which the Company is subject to including, but not limited to, the risk factors described therein.

•	Changing Interest Rates may Adversely Affect the Bank's Profits.

To be profitable, the Bank must earn more money from interest on loans and investments and fee-based services than the interest the Bank pays to the depositors and creditors and the amount necessary to cover the cost of the operations of the Bank. Rising interest rates may hurt income because they may reduce the demand for loans and the value of investment securities and loans, and increase the amount that is paid to attract deposits and borrow funds. If interest rates decrease, net interest income could be negatively affected if interest earned on interest-earning assets, such as loans, mortgage-related securities, and other investment securities, decreases more quickly than interest paid on interest-bearing liabilities, such as deposits and borrowings. This would cause net interest income to decrease. In addition, if interest rates decline, loans and investments may prepay earlier than expected, which may also lower income. Interest rates do and will continue to fluctuate, and management cannot predict future FRB actions or other factors that may cause rates to change. If the yield curve steepens or flattens, it could impact net interest income in ways management may not accurately predict.

•	The Bank Experiences Intense Competition for Loans and Deposits

Competition among financial institutions in attracting and retaining deposits and making loans is intense. The Bank's most direct competition for deposits has come from commercial banks, savings and loan associations and credit unions doing business in the Bank's areas of operation, as well as from nonbanking sources, such as money market mutual funds and corporate and government debt securities. Competition for loans comes primarily from commercial banks, savings and loan associations, consumer finance companies, insurance companies and other institutional lenders. The Bank competes primarily on the basis of products offered, customer service and price. A number of institutions with which the Bank competes have greater assets and capital than the Bank does and, thus, may have a competitive advantage.

•	The financial results of SCUSA could have a negative impact on the Company's operating results and financial condition.

SCUSA represents a significant equity method investment of the Company. SCUSA provides a significant source of funding to the Company through the payment of dividends. The investment in SCUSA involves risk, including the possibility that the value of the investment could fall substantially and that dividends or other distributions on the investment could be reduced or eliminated. Poor operating results of SCUSA and the failure to pay dividends to the Company could negatively affect the operating results of SHUSA.

Liquidity and Financing Risks

•	Liquidity is Essential to the Company's Businesses, and the Company Relies on External Sources, Including Government Agencies to Finance a Significant Portion of its Operations

Adequate liquidity is essential to SHUSA's businesses. The Company primarily relies on the FHLB, deposits and other third party sources of funding for its liquidity needs. Further changes to the credit ratings of SHUSA, Santander and its affiliates ("The Santander Group") or the Kingdom of Spain could have a material adverse effect on SHUSA's business, financial condition and results of operations. The credit ratings of SHUSA have changed in the past and may change in the future, which could impact its cost of and access to sources of financing and liquidity. Any reductions in the long-term or short-term credit ratings of SHUSA would increase its borrowing costs, require SHUSA to replace funding lost due to the downgrade, which may include the loss of customer deposits, and may also limit SHUSA's access to capital and money markets and trigger additional collateral requirements in derivatives contracts and other secured funding arrangements. Credit ratings are also important to SHUSA when competing in certain markets, such as the market for standby letters of credit. As a result, any reductions in SHUSA's long-term or short-term credit ratings could have a material adverse impact on SHUSA's business, financial condition and results of operations.

Regulatory Reporting Risks

•	Impact of Future Regulation Changes may have an Adverse Impact on the Company's Profitability.

The Company's operations are subject to extensive laws and regulation by federal and state governmental authorities. Congress often considers new financial industry legislation, and the federal banking agencies routinely propose new regulations. New legislation and regulation may include changes with respect to the federal deposit insurance system, consumer financial protection measures, compensation and systematic risk oversight authority. There can be no assurances that new legislation and regulations will not adversely affect us.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Act"), which instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of, and government intervention in, the financial services sector, was enacted. The Act includes a number of specific provisions designed to promote enhanced supervision and regulation of financial firms and financial markets. The Act introduced a substantial number of reforms that reshape the structure of the regulation of the financial services industry, requiring that more than 200 regulations be written. Although the full impact of this legislation on the Company and the industry will be unknown until these regulations are complete, the enhanced regulation will involve higher compliance costs and certain elements, such as the debit interchange legislation, has negatively affected the Company's revenue and earnings.

More specifically, the Act imposes heightened prudential requirements on bank holding companies with at least $50.0 billion in total consolidated assets, which includes the Company, and requires the Federal Reserve Board (FRB) to establish prudential standards for such bank holding companies that are more stringent than those applicable to other bank holding companies, including standards for risk-based capital requirements and leverage limits; heightened capital standards, including eliminating trust preferred securities as Tier 1 regulatory capital; enhanced risk-management requirements; and credit exposure reporting and concentration limits. These changes are expected to impact the profitability and growth of the Company.

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

Under the Durbin Amendment to the Act, on June 29, 2011 the FRB issued the final rule implementing debit card interchange fee and routing regulation rules. The final rule establishes standards for assessing whether debit card interchange fees received by debit card issuers are “reasonable and proportional” to the costs incurred by issuers for electronic debit transactions and prohibits network exclusivity arrangements on debit cards to ensure merchants have choices in how debit card transactions are routed.

The Act established the CFPB, which has broad powers to set the requirements around the terms and conditions of financial products. This is expected to result in increased compliance costs and may result in reduced revenue.

The Bank routinely executes interest rate swaps for the management of its asset-liability mix, and also executes such swaps with its borrower clients. Under the Act, the Bank will be required to post an Independent Amount with certain of its counterparties and clearing exchanges. While clearing these financial instruments offers some benefits and additional transparency in valuation, the systems requirements for clearing execution add operational complexities to the business and accordingly increase operational risk exposure.

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

The Act also contains provisions that are in the process of being implemented which increase regulation of the derivative markets through measures that broaden the derivative instruments subject to regulation and requiring clearing and exchange trading as well as imposing additional capital and margin requirements for derivative market participants. These measures will increase the cost of conducting this business.

The overall impact of the Act to the Company will be unknown until these reforms are complete. They have reduced and will reduce revenues and increase compliance costs.

•	The Company is Subject to Substantial Regulation which Could Adversely Affect its Business and Operations

As financial institutions, the Company and the Bank are subject to extensive regulation, which materially affects their businesses. Statutes, regulations and policies to which the Company and the Bank are subject may be changed at any time, and the interpretation and application of those laws and regulations by regulators is also subject to change. There can be no assurance that future changes in regulations or in their interpretation or application will not adversely affect either the Company or the Bank.

New and evolving capital standards, both as a result of the Act and the implementation in the U.S. of Basel III, could have a significant effect on banks and bank holding companies (BHCs), including SHUSA and its bank subsidiaries. On August 30, 2012, the U.S. banking agencies published in the Federal Register three Notices of Proposed Rulemaking (the “NPRs”) that, among other things, implement Basel III in the U.S. The comment period for the NPRs expired on October 22, 2012. Among other things, the NPRs, as proposed, would narrow the definition of regulatory capital and establish higher minimum risk-based capital ratios that, when fully phased in, would require banking organizations, including SHUSA and its banking subsidiaries, to maintain a minimum “common equity Tier 1” (or “CET1”) ratio of 4.5%, a Tier 1 capital ratio of 6.0%, and a total capital ratio of 8.0%. A capital conservation buffer of 2.5% above each of these levels (to be phased in over three years beginning in 2016) would also be required for banking institutions to avoid restrictions on their ability to make capital distributions, including the payment of dividends. The implementation of certain regulations and standards with regard to regulatory capital could disproportionately affect our regulatory capital position relative to that of our competitors, including those that may not be subject to the same regulatory requirements.

The NPRs are highly complex, and are subject to revisions based on the public comment process. Therefore, many aspects of their application will remain uncertain and their full impact on the Company will not be known until the rules are finalized and the Company can analyze the impact under those final rules.

Historically, regulation and monitoring of bank and BHC liquidity has been addressed as a supervisory matter, both in the U.S. and internationally, without required formulaic measures. The Basel III liquidity framework requires banks and BHCs to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, will be required by regulation going forward. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to its expected net cash outflow for a 30-day time horizon. The other, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements would incentivize banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. On January 6th, 2013, the Basel Committee published revised guidance for the LCR.  The Committee made several changes to the both the definition of liquid assets (the numerator) and the assumptions regarding liability cash outflows (the denominator) which made the LCR measurement less restrictive.  In addition, the Committee pushed back the requirement to achieve a 100% LCR ratio from 2015 to 2019.  The U.S. banking agencies have not yet proposed rules implementing the Basel III liquidity framework for U.S. banking organizations.

Similarly, Basel III contemplates that the NSFR will be subject to an observation period through mid-2016 and, subject to any revisions resulting from the analyses conducted and data collected during the observation period, implemented as a minimum standard by January 1, 2018. The Basel Committee reportedly is considering revisions to the Basel III liquidity framework as presented in December 2010. The U.S. banking agencies have not yet proposed rules implementing the Basel III liquidity framework for U.S. banking organizations.

On December 14, 2012, the FRB proposed rules to strengthen regulatory oversight of foreign banking organizations.  These rules would require foreign banking organizations - such as the Company's parent, Santander, with over $50 billion in global consolidated assets and over $10 billion in total assets held by its U.S. subsidiaries - to create a U.S. intermediate holding company (“IHC”) over all of its U.S. bank and U.S. non-bank subsidiaries. U.S. branches and agencies of foreign banks would not be included in the IHC. The formation of these IHCs would allow U.S. regulators to supervise these institutions similarly to U.S. systemically important bank holding companies, meaning that they would be subject to similar capital rules and enhanced prudential standards, including capital stress tests, single-counterparty credit limits, overall risk management, and early remediation requirements, as systemically important bank holding companies. If implemented as proposed, Santander would be required to transfer its U.S. nonbank subsidiaries currently outside of the Company into the Company, which would become an IHC and/or Santander would establish a top-tier IHC structure that would include all of its US bank and nonbank subsidiaries within the same chain of ownership. Institutions would be required to comply with these new standards on July 1, 2015. Public comments on this proposal will be accepted through April 30, 2013.

Compliance risks

•	Changes in Accounting Standards Could Impact Reported Earnings

The accounting standard setters, including the Financial Accounting Standards Board (the "FASB"), SEC and other regulatory bodies, periodically change the financial accounting and reporting standards that govern the preparation of SHUSA's consolidated financial statements. These changes can be hard to predict and can materially impact how SHUSA records and reports its financial condition and results of operations. In some cases, SHUSA could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.

•	The Company Relies on Third Parties for Important Products and Services

Third party vendors provide key components of the Company's business infrastructure, such as loan and deposit servicing systems, internet connections and network access. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or performing their services poorly, could adversely affect the Company's ability to deliver products and services to customers and otherwise to conduct business.
Replacing these third party vendors could also entail significant delays and expense.

•	The Preparation of SHUSA's Financial Statements Requires the Use of Estimates that May Vary from Actual Results.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make significant estimates that affect the financial statements. One example of a significant critical estimate is the level of the allowance for credit losses. Due to the inherent nature of this estimate, SHUSA cannot provide assurance that it will not significantly increase the allowance for credit losses and/or sustain credit losses that are significantly higher than the provided allowance.

•	The Preparation of SHUSA's Tax Returns Requires the Use of Estimates and Interpretations of Complex Tax Laws and Regulations and Is Subject to Review by Taxing Authorities.

SHUSA is subject to the income tax laws of the U.S., its states and municipalities and certain foreign countries. These tax laws are complex and subject to different interpretations by the taxpayer and relevant Governmental taxing authorities, which are sometimes subject to prolonged evaluation periods until a final resolution is reached. In establishing a provision for income tax expense and filing returns, the Company must make judgments and interpretations about the application of these inherently complex tax laws.

•	Disclosure Controls and Procedures over Financial Reporting may not Prevent or Detect all Errors or Acts of Fraud

Disclosure controls and procedures over financial reporting are designed to reasonably assure that information required to be disclosed by the Company in reports filed or submitted under the Securities Exchange Act is accumulated and communicated to management, and recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. Any disclosure controls and procedures over financial reporting or internal controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.

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

Strategic Risks

•	Framework for Managing Risks may not be Effective in Mitigating Risk and Loss to the Company.

Risk management framework is made up of various processes and strategies to manage the Company's risk exposure. Types of risks to which the Company is subject include liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal risk, compliance risk and reputation risk, among others. The framework to manage risk, including the framework's underlying assumptions, may not be effective under all conditions and circumstances. If the risk management framework proves ineffective, the Company could suffer unexpected losses and could be materially adversely affected.

Operational and Technology Risks

•	System Integration Risks Exist Related to the Acquisition of the Company by Santander

Systems integration risks are typically broad-reaching, and impact multiple processes. As such, they are difficult to mitigate. In 2012, the Company continued to make a significant investment in technology with its IT Core project, which changed its production system and infrastructures by incorporating all the retail branch systems onto a common platform. While the overall conversion was successful, the resolution of issues identified in the transition process will impact technology resources for some time. As well, there will likely be additional downstream projects identified as the impact of process change is felt. As such, the risk still exists, and is part of the non-prudential operational risk category in the Company's Risk Tolerance Statement. However, the Company believes these risks are manageable and within the permitted Risk Tolerance.

•	Compromises of the Company's Data Security Could Materially Harm the Company's Reputation and Business

The Company is subject to the risk of data security breaches. In the ordinary course of business, the Company's activities include the collection, storage and transmission of certain personal and financial information from individuals, such as customers and employees. Security breaches could expose the Company to a risk of loss of this information, litigation, and potential liability. The Company's cyber security measures may be breached due to the actions of outside parties, employee error, or otherwise, and, as a result, an unauthorized party may obtain access to the Company's or customers' information. Additionally, outside parties may attempt to fraudulently induce employees, users, or customers to disclose sensitive information in order to gain access to the Company's or customers' information. Any such breach or unauthorized access could result in significant legal and financial exposure, damage to the Company's reputation, and a loss of confidence that could potentially have an adverse effect on future business with current and potential customers. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and often are not recognized until launched against a target, the Company may be unable to anticipate these techniques or to implement adequate preventative measures. If an actual or perceived breach of the Company's security occurs, the market perception of the effectiveness of the Company's cyber security measures could be harmed and the Company could lose potential future business.

Reputational Risks

•	Damage to our reputation could cause harm to our business prospects.

Maintaining a positive reputation is critical to our attracting and maintaining customers, investors and employees. Damage to our reputation can therefore cause significant harm to its business and prospects.  Harm to our reputation can arise from numerous sources, including, among others, employee misconduct, litigation or regulatory outcomes, failure to deliver minimum standards of service and quality, compliance failures, unethical behavior, and the activities of customers and counterparties.  Further, negative publicity regarding us, whether or not true, may result in harm to our prospects.

Actions by the financial services industry generally or by certain members of, or individuals in, the industry can also affect our reputation.  For example, the role played by financial services firms in the financial crisis and the seeming shift toward increasing regulatory supervision and enforcement has caused public perception in the financial services industry to decline.

Litigation Risks

•
The Company is or may become involved from time to time in suits, legal proceedings, information-gathering requests, investigations and proceedings by governmental and self-regulatory agencies that may lead to adverse consequences.

Many aspects of the Company's business involve substantial risk of legal liability. The Company and/or its subsidiaries have been named or threatened to be named as defendants in various lawsuits arising from its or its subsidiaries' business activities (and in some cases from the activities of companies SHUSA has acquired). In addition, from time to time, SHUSA is, or may become, the subject of governmental and self-regulatory agency information-gathering requests, reviews, investigations and proceedings and other forms of regulatory inquiry, including by the SEC and law enforcement authorities. SHUSA is also at risk when it has agreed to indemnify others for losses related to legal proceedings, including litigation and governmental investigations and inquiries, they face, such as in connection with the purchase or sale of a business or assets. The results of such proceedings could lead to significant monetary damages or penalties, adverse judgments, settlements, fines, injunctions, restrictions on the way in which the Company conducts its business, or reputational harm.
Although the Company establishes accruals for legal proceedings when information related to the loss contingencies represented by those matters indicates both that a loss is probable and that the amount of loss can be reasonably estimated, the Company does not have accruals for all legal proceedings where it faces a risk of loss. In addition, due to the inherent subjectivity of the assessments and unpredictability of the outcome of legal proceedings, amounts accrued may not represent the ultimate loss to the Company from the legal proceedings in question. Thus, the Company's ultimate losses may be higher, and possibly significantly so, than the amounts accrued for legal loss contingencies, which could adversely affect the Company's financial condition and results of operations.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

SHUSA utilizes 770 buildings that occupy a total of 5.8 million square feet, including 223 owned properties with 1.7 million square feet, 423 leased properties with 2.4 million square feet and 124 sale and leaseback properties with 1.7 million square feet. The executive and primary administrative offices for SHUSA and the Bank are located at 75 State Street, Boston, Massachusetts. This location is leased by the Company.

Seven major buildings, which serve as the headquarters or house significant operational and administrative functions:

Columbia Park Operations Center - Dorchester, Massachusetts - Leased

195 Montague Street Regional Headquarters for Independence Community Bank Corp. - Brooklyn, New York - Owned

East Providence Call Center and Operations and Loan Processing Center - East Providence, Rhode Island - Leased

75 State Street Bank - Boston, Massachusetts - Leased

405 Penn Street Sovereign Bank Plaza Call Center and Operations and Loan Processing Center - Reading, Pennsylvania - Leased

601 Penn Street Loan Processing Center - Reading, Pennsylvania - Owned

1130 Berkshire Boulevard Administrative Offices - Wyomissing, Pennsylvania - Owned

The majority of the seven properties of the Company outlined above are utilized for general corporate purposes by the Other function. The remaining 763 properties consist primarily of bank branches and lending offices used by the Retail banking segment.

The other premises are for use in conducting business activities, including operations centers, offices, and branch and other facilities. We consider the facilities owned or occupied under lease by our subsidiaries to be adequate. For additional information regarding the Company's properties refer to Note 6 - "Premises and Equipment" and Note 20 - "Commitments, Contingencies and Guarantees" in the Notes to Consolidated Financial Statements in Item 8 of this Report.

ITEM 3 - LEGAL PROCEEDINGS

Reference should be made to Note 16 to the Consolidated Financial Statements for disclosure regarding the lawsuit filed by SHUSA against the Internal Revenue Service and Note 20 to the Consolidated Financial Statements for SHUSA’s litigation disclosure, which is incorporated herein by reference.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) The Company’s common stock was traded on the New York Stock Exchange (“NYSE”) under the symbol “SOV” through January 29, 2009. On January 30, 2009, all shares of the Company's common stock were acquired by Santander and delisted from the NYSE. Following such delisting, there has not been, nor is there currently, an established public trading market in shares of the Company’s common stock. As of the date of this filing, Santander was the sole holder of the Company’s common stock.

Refer to the Liquidity and Capital Resources section in Item 7, MD&A for further discussion on dividends.

(b) Not applicable

(c) Refer to Note 17 to the Consolidated Financial Statements for further discussion on equity compensation plans.

ITEM 6 - SELECTED FINANCIAL DATA

	SELECTED FINANCIAL DATA FOR THE YEAR ENDED DECEMBER 31,
(Dollars in thousands)	2012 (1)	2011 (1)	2010 (1)	2009 (1)	2008
Balance Sheet Data
Total assets	$85,790,202	$80,565,199	$89,651,815	$82,953,215	$77,093,668
Loans held for investment, net of allowance	51,375,442	50,223,888	62,820,434	55,733,953	54,439,146
Loans held for sale at fair value	843,442	352,471	150,063	118,994	327,332
Investment securities	19,737,743	16,133,946	15,691,984	14,301,638	10,020,110
Total deposits and other customer accounts	50,790,038	47,797,515	42,673,293	44,428,065	48,438,573
Borrowings and other debt obligations	19,264,206	18,278,433	33,630,117	27,235,151	20,964,185
Total liabilities	72,548,200	67,969,036	78,391,145	73,565,680	71,496,954
Total stockholders’ equity	13,242,002	12,596,163	11,260,670	9,387,535	5,596,714
Summary Statement of Operations
Total interest income	$2,547,881	$5,253,013	$4,784,489	$4,423,586	$3,923,164
Total interest expense	873,758	1,388,199	1,385,850	1,780,082	2,040,722
Net interest income	1,674,123	3,864,814	3,398,639	2,643,504	1,882,442
Provision for credit losses (2)	392,800	1,319,951	1,627,026	1,984,537	911,000
Net interest income after provision for credit losses	1,281,323	2,544,863	1,771,613	658,967	971,442
Total non-interest income / (expense) (3)	1,139,596	1,981,823	1,002,856	320,885	(947,273)
Total general and administrative expenses(4)	1,481,248	1,842,224	1,573,100	1,520,460	1,484,306
Total other expenses (5)	484,884	517,937	182,384	582,291	173,497
Income/(loss) before income taxes	454,787	2,166,525	1,018,985	(1,122,899)	(1,633,634)
Income tax provision/(benefit) (6)	(106,448)	908,279	(40,390)	(1,284,464)	723,576
Net income/(loss)	$561,235	$1,258,246	$1,059,375	$161,565	$(2,357,210)
Selected Financial Ratios
Return on average assets (7)	0.68%	1.37%	1.25%	0.20%	(2.99)%
Return on average equity (7)	4.29%	10.53%	10.12%	1.98%	(31.36)%
Average equity to average assets (7)	15.75%	12.97%	12.34%	9.89%	9.55%
Efficiency ratio (7)	69.88%	40.37%	39.88%	70.93%	177.27%

Certain prior period amounts have been reclassified to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements.

(1)
In July 2009, Santander contributed SCUSA, a majority owned subsidiary, to the Company.  The July 2009 contribution of SCUSA resulted in increases to total assets, borrowings and debt obligations, and stockholder’s equity at December 31, 2009 of $9.1 billion, $7.5 billion and $1.3 billion, respectively. The 2009 statement of operations was also impacted with increases to net interest income, provision for credit losses and general and administrative expense of $1.3 billion, $720.9 million and $253.0 million, respectively.

SCUSA’s results of operations were consolidated from January 2009 until December 31, 2011. Beginning on December 31, 2011, as a result of the SCUSA Transaction, SCUSA was accounted for as an equity method investment. Refer to Note 3 of the Notes to Consolidated Financial Statements for additional information on the SCUSA Transaction. At December 31, 2011, the SCUSA Transaction resulted in decreases to total assets, net loans, investments, and borrowings of $17.6 billion, $16.7 billion, $188.3 million, and $16.8 billion, respectively.

(2)
The U.S. recession during 2008 and 2009 and resulting continued levels of high unemployment have negatively impacted provisions for credit losses. Beginning in 2010 and continuing through 2012, the Company began to experience favorable credit quality trends and declining provisions due, in large part, to the modest economic recovery in the U.S. and the Company’s footprint. The decrease in provision for credit losses of $927.2 million from 2011 to 2012 was primarily due to the SCUSA Transaction and lower loan loss reserves.

(3)
Non-interest income in 2012 includes equity investment income related to SCUSA in the amount of $447.6 million. Non-interest income in 2011 includes the pre-tax gain related to the SCUSA Transaction of $987.7 million. Non-interest income in 2010 includes $205.3 million of gains on the sale of investment securities as well as higher servicing fees due to portfolio acquisition volume at SCUSA. Non-interest income in 2009 includes other-than-temporary impairment (“OTTI”) charges of $180.2 million and increases to multi-family recourse reserves of $188.9 million. Non-interest income for 2008 includes a $602.3 million loss on the sale of the collateralized debt obligation portfolio and a $575.3 million pre-tax OTTI charge on Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation ("FHLMC") preferred stock and a pre-tax OTTI charge of $307.9 million on certain non-agency mortgage backed securities.

(4)
Increases in general and administrative expenses from 2008 through 2011 were primarily due to increased compensation and benefit expenses. Compensation and benefit expense increased due to additional employee count and the reinstatement of personnel retirement benefits. Increases from 2010 to 2011 were also due to increased loan servicing expenses related to SCUSA. The decrease from 2011 to 2012 is due to the SCUSA Transaction. Excluding SCUSA, general and administrative expenses in 2011 were $1.3 billion. The increase from 2011 to 2012 was due to increased compensation and benefit costs of $71.8 million related to increased headcount, and foreclosure review costs of $16.1 million. For further information, see the Non-GAAP Financial Measures section of the MD&A.

(5)
Other expenses includes PIERS litigation accrual expenses of $258.5 million and $344.2 million in 2012 and 2011, respectively. See further discussion in Note 20 to the Consolidated Financial Statements. Other expenses also includes debt extinguishment charges of $100.1 million, $38.7 million and $25.8 million in 2012, 2011, and 2010, respectively. The increase in debt extinguishment charges in 2012 was related to the Trust PIERS litigation. 2009 results include $299.1 million of merger-related and restructuring charges and costs primarily associated with the acquisition by Santander. Additionally, during the first quarter of 2009, the Bank redeemed $1.4 billion of high cost FHLB advances incurring a debt extinguishment charge of $68.7 million. 2008 results include an impairment charge of $95.0 million on an equity method investment.

(6)
The tax benefit in 2012 is mainly due to new investments in 2012 that qualify for federal tax credits. Refer to Note 16 of the Notes to Consolidated Financial Statements for additional information. The income tax provision in 2011 includes the tax effect of the gain related to the SCUSA Transaction of $381.6 million, the tax effect related to the accrual for the PIERS litigation, and an increase to the deferred tax valuation allowance. Due to the profitability of SHUSA in 2010 and expected future growth in profits of SHUSA by the end of 2010, SHUSA began to consider the projected taxable income of the total company, and not just that of SCUSA, in its realizability analysis. As a result, the Company was able to reduce its deferred tax valuation allowance by $309.0 million for the year ended December 31, 2010. During 2009, Santander contributed SCUSA to SHUSA. As a result of incorporating the future taxable income projections of SCUSA, the Company was able to reduce its deferred tax valuation allowance by $1.3 billion for the year ended December 31, 2009. SHUSA recorded a $1.4 billion valuation allowance against its deferred tax assets for the year ended December 31, 2008.

(7)	For further information on these ratios, see the Non-GAAP Financial Measures section of the MD&A.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Santander Holdings USA, Inc. (“SHUSA” or the “Company") is the parent company of Sovereign Bank, N.A. ("Sovereign" or the “Bank”), a national banking association. The Bank converted to a national banking association on January 26, 2012 from a federally chartered savings bank. In connection with its charter conversion, the Bank changed its name to Sovereign Bank, National Association. Also effective on January 26, 2012, SHUSA became a bank holding company.

SHUSA is headquartered in Boston, Massachusetts, and its principal executive offices are at 75 State Street, Boston, Massachusetts. The Bank's home office is in Wilmington, Delaware.

The Bank has retail branches, operations and team members located principally in Pennsylvania, Massachusetts, New Jersey, Connecticut, New Hampshire, New York, Rhode Island, Maryland, and Delaware. The Bank gathers substantially all of its deposits in these market areas. The Bank uses the deposits, as well as other financing sources, to fund its loan and investment portfolios. The Bank earns interest income on its loans and investments. In addition, the Bank generates other income from a number of sources, including deposit and loan services, sales of loans and investment securities, capital markets products and bank-owned life insurance. The Bank’s principal expenses include interest expense on deposits, borrowings and other debt obligations, employee compensation and benefits, occupancy and facility-related costs, technology and other administrative expenses. The Bank’s volumes and, accordingly, the Company's financial results, are affected by the economic environment, including interest rates, consumer and business confidence and spending, as well as the competitive conditions within the Bank’s geographic footprint.

SHUSA is a wholly owned subsidiary of Banco Santander, S.A. (“Santander”). Santander is a retail and commercial bank headquartered in Spain, with a global presence in 10 core geographic markets. At the end of 2012, Santander was the largest bank in the euro zone and among the world's top 20 financial institutions by market capitalization. Founded in 1857, Santander had at December 31, 2012 €1,388 billion in managed funds, approximately 102 million customers, 14,392 branches - more than any other international bank - and approximately 187,000 employees. Furthermore, it has relevant positions in the United Kingdom, Portugal, Germany, Poland, Argentina, Brazil, Mexico, Chile, and the United States. Santander had €2.2 billion in net attributable profit in 2012 primarily generated: in Brazil, 26%; Spain, 15%; United Kingdom, 13%; Mexico, 12%; and U.S., 10%.

Following its acquisition by Santander, the Company began to change its strategy substantially. The Company has successfully completed the first phase of its transformation, which included stabilization, turning around its operating results, improving risk management and collections, and improving margins and asset quality. The second phase of its transformation began in 2012 and will continue through 2014, with a focus on further strengthening the soundness, sustainability, and competitiveness of the Bank's core businesses while diversifying its product and service offerings.

Noteworthy accomplishments related to the Company's transformation include:

•	execution of the national bank charter change, which has been instrumental in the growth of the commercial banking business,

•	successful launch of a new proprietary technology platform and servicing portal which connects all branches on one network to improve customer capabilities,

•	improvement of the Company's competitive position during challenging economic times,

•	significant growth in its deposit base, with over $2 billion of new deposits in 2012,

•	increase in Global Banking and Market ("GBM") and Commercial and Industrial loan production,

•	continued improvements in the asset quality of the Bank's loan portfolio, and

•	significant improvement in the Company's capital and liquidity levels.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Moving forward, the Company's priorities to transform the franchise include the following key initiatives:

•
Rebranding the Bank from Sovereign to Santander in 2013. Santander is one of the world's most recognized financial brands. Rebranding will mark an important transition in the Company's turnaround strategy, and the Company will align the new branding with its business strategies to strengthen its position and improve its customer relations.

•
Expand our capabilities through alternative sales methods, including mobile banking, new ATMs and upgrade existing ATMs, improve online banking capabilities and leverage our call centers to improve sales and service to our customers. Also, develop our service and corporate sales platform in order to align our product offerings to match the specific needs of our customers.

•
Retail Banking efforts are focused on increasing market share in the existing primary service area, cross-selling to existing and new customers, and reducing dependence on third-party service providers. Significant initiatives in Retail Banking include developing the capability to issue and service credit cards directly.

•
Management plans to take a measured and gradual approach to building a stronger Corporate Banking franchise. Significant Corporate Banking initiatives include strengthening the position as a competitive provider for large corporate customers, growing primarily among our local customer base, while also expanding services to existing Santander global clients, and leveraging Santander’s international capabilities.

•
Management's priority in GBM is to grow the business by developing relationships in the U.S. with global companies through a sector specific approach with a differentiated product offering. This will include different types of financing, hedging and transactional services, with the objective of improving the existing cross-selling and increasing revenue per client. GBM also expects to grow as a product provider to the large corporate and middle market clients served by the Bank.

ECONOMIC AND BUSINESS ENVIRONMENT

Overview

The United States continues to undergo a slower-than-average recovery following the severe recession experienced from 2007 to 2009.  While economic conditions are expected to remain challenging, the United States has experienced three years of moderate economic growth and falling unemployment since the end of the recession. U.S. real gross domestic product increased at an annual rate of 2.2% during 2012, and the unemployment rate fell from a peak of 10.0% in late 2009 to 7.8% by December 2012. As a result, consumer confidence improved moderately during 2012 as consumer spending increased driven by the improved labor conditions. Conditions in the housing market have continued to improve during 2012 as home prices nationally rose 7.3%, housing starts increased 28%, and homebuilder confidence improved 124% to its highest levels since 2006.

Generally, financial markets and corporate balance sheets have continued to improve during the year as corporations have accumulated significant amounts of cash to reinvest and fund future growth opportunities. The S&P 500 equity index has increased over 13% during 2012, as investors remain more optimistic about the overall strength of the business environment.

While we continue to see signs of economic stabilization, our total credit portfolio will likely continue to be affected by sustained levels of high unemployment and uncertainty in the financial and housing markets. During the year ended December 31, 2012, the credit performance of our portfolios remained strong overall as our asset quality trends continued to improve. Non-accrual loans decreased from $1.36 billion at December 31, 2011, to $1.17 billion (2.20% of total loans) at December 31, 2012, which was primarily due to the continued improvement in the overall quality of the loan portfolio. Offsetting the decrease was an increase of $113.9 million of loans (0.21% of total loans), which began being reported as non-accrual in the third quarter of 2012 in accordance with OCC guidance requiring loans discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower to be reported as non-accrual, regardless of their delinquency status.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Long- and short-term interest rates continued to remain at historically low levels, presenting a significant challenge to growing net interest income for most deposit and lending institutions, including the Bank. The FRB anticipates maintaining short-term interest rates at low levels as long as the unemployment rate remains above 6.5% and its long-term inflation goals are not met. Moreover, the FRB continues to maintain large portfolios of U.S. Treasury notes and bonds and agency MBS with plans to continue adding Treasuries and agency MBS to the portfolio in 2013.

In early 2013, the U.S. Congress reached an agreement to resolve the “fiscal cliff” by passing the American Taxpayer Relief Act of 2012, which made permanent most of the tax cuts initiated in 2001 and 2003 while increasing the marginal tax rate on certain high income taxpayers. Spending and debt ceiling issues were postponed further into 2013.

Going forward into 2013, the U.S. economy will likely be affected by the continuing uncertainty in connection with European debt levels, discussed further below, China's slowing growth rate and expanding housing bubble, the FRB's monetary policy, and the ongoing fiscal debate over the U.S. debt limit, government spending and taxes.

European Exposure

Concerns about the European Union’s sovereign debt and the future of the euro have caused uncertainty for financial markets globally. Other than borrowing agreements and related party transactions with its parent company, Santander, as further described in Note 12 and Note 22 to the Consolidated Financial Statements, the Company's exposure to European countries includes the following:

Country	Covered Bonds	Financial Institution Bonds	Non-Financial Institutions Bonds	Government Institution Bonds	Total
	(in thousands)
Germany			$87,000		$87,000
Spain	92,395		121,160	74,750	288,305
Switzerland	102,000	94,010			196,010
Great Britain	53,548	147,235	149,265		350,048
Netherlands	99,350	71,700	5,000		176,050
Sweden	78,372				78,372
France		166,755	30,000		196,755
Norway			8,000		8,000
Greece					—
Ireland					—
Italy			69,768		69,768
Portugal			40,000		40,000
	$425,665	$479,700	$510,193	$74,750	$1,490,308

These preceding investments are included within "Corporate Debt Securities" in the Note 4 to the Consolidated Financial Statements.

As of December 31, 2012 the Company had approximately $129.8 million of loans that were denominated in a currency other than the USD.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall, gross exposure to the foregoing countries was less than 2.0% of the Company's total assets as of December 31, 2012 and no more than 1% to any given country or third party. The Company currently does not have credit protection on any of these exposures, nor does it provide lending services in Europe. The Company transacts with various European banks as counterparties to interest rate swaps and foreign currency transactions for its hedging and customer-related activities; however, these derivative transactions are subject to master netting and collateral support agreements, which significantly limit the Company’s exposure to loss. At December 31, 2012, the Company was in a net receivable position to each of these European banks.

Management conducts periodic stress tests of our significant country risk exposures, analyzing the direct and indirect impacts on the risk of loss from various macroeconomic and capital markets scenarios. We do not have significant exposure to foreign country risks because our foreign portfolio is relatively small. However, we have identified exposure to increased loss from U.S. borrowers associated with the potential indirect impact of a European downturn on the U.S. economy. We mitigate these potential impacts through our normal risk management processes, which include active monitoring and, if necessary, the application of loss mitigation strategies.

Credit Rating Actions

The following table presents Moody's and S&P credit ratings for the Bank, SHUSA, Banco Santander and the Kingdom of Spain as of December 31, 2012:

	BANK		SHUSA		SANTANDER		SPAIN
	Moody's	S&P	Moody's	S&P	Moody's	S&P	Moody's	S&P
LT Senior Debt	Baa1	BBB	Baa2	BBB	Baa2	BBB	Baa3	BBB-
ST Deposits	P-2	A-2	P-2	A-2	P-2	A-2	P-3	A-3
Outlook	Stable	Negative	Negative	Negative	Negative	Negative	Negative	Negative

SHUSA funds its operations independently of the other entities owned by Santander, and believes its business is not necessarily closely related to the business or outlook of other entities owned by Santander. However, in June 2012, Moody's Investors Service downgraded the ratings of SHUSA and the Bank, citing challenges faced by Santander and its subsidiaries. Future adverse changes in the credit ratings of Santander or the Kingdom of Spain could also further adversely impact SHUSA's or its subsidiaries' credit ratings, and any other adverse change in the condition of Santander could adversely affect SHUSA.
As of June 30, 2012, due to a decrease in its Moody's ratings, the Bank was required to post an additional $23.0 million of collateral to comply with the terms of existing derivative agreements. On October 17, 2012, due to a decrease in S&P ratings, the Bank was required to post an additional $6.0 million, in order to comply with existing derivative agreements. The Bank estimates a further 1 or 2 notch downgrade by either S&P or Moody's would require the Bank to post up to an additional $4.3 million or $4.5 million, respectively, to comply with existing derivative agreements.
In addition to the decrease in long-term ratings, the Bank's short-term ratings have been reduced from A1/P1 to A2/P2. The Bank confirms for customers variable rate demand notes ("VRDBs"). Due to this downgrade, the Company expects to continue to incur additional costs to comply with these VRDB agreements. The Company notes that its exposure to its equity investment in SCUSA has also been cited as a contributing factor to certain of the Company's recent downgrades.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following actions were taken by S&P and Moody's following the end of the third quarter of 2012:

S&P

▪	On October 10, 2012, S&P lowered the ratings of Spain by 2 notches (from BBB+/A-2 to BBB-/A-3).

▪	On October 16, 2012, S&P lowered Santander's ratings by 2 notches (from A-/A-2 to BBB/A-2).

▪	On October 16, 2012, S&P lowered SHUSA's and the Bank's ratings by 1 notch (from BBB+/A-2 to BBB/A-2). S&P did not change SHUSA's or Sovereign's Stand Alone Credit Profile (SACP) rating.

Moody's

▪	On October 17, 2012, Moody's completed its review of Spain and left Spain's ratings affirmed at Baa3/P-3 with a negative outlook.

▪	On October 26, 2012, Moody's affirmed its ratings on Santander.

▪	On October 26, 2012, Moody's affirmed SHUSA and the Bank's ratings. In addition, the Bank's outlook was returned to stable.

There have been no further actions taken.

Hurricane Sandy

In late October 2012, Hurricane Sandy caused widespread damage across the Company's geographic footprint in the Mid-Atlantic and Northeastern United States.  Despite the detrimental impact caused by the hurricane, the Company demonstrated its commitment to its communities and clients during this crisis by providing charitable contributions to non-profit organizations, and offering financial assistance to its customers.
The Company incurred approximately $33.0 million in costs resulting from Hurricane Sandy, which primarily related to an increase in the provision for credit losses and fixed asset impairments. Financial assistance provided to the Company's customers in connection with Hurricane Sandy including fee reversals did not have a significant impact to the Company's financial statements.

REGULATORY MATTERS

The Company's operations are subject to extensive laws and regulation by federal and state governmental authorities. Congress often considers new financial industry legislation, and the federal banking agencies routinely propose new regulations. New legislation and regulation may include changes with respect to the federal deposit insurance system, consumer financial protection measures, compensation and systematic risk oversight authority. There can be no assurances that new legislation and regulations will not adversely affect us.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Act, which instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of, and government intervention in, the financial services sector, was enacted. The Act includes a number of specific provisions designed to promote enhanced supervision and regulation of financial firms and financial markets. The Act introduced a substantial number of reforms that reshape the structure of the regulation of the financial services industry, requiring that more than 200 regulations be written. Although the full impact of this legislation on the Company and the industry will be unknown until these regulations are complete, the enhanced regulation will involve higher compliance costs and certain elements, such as the debit interchange legislation, has negatively affected the Company's revenue and earnings.

More specifically, the Act imposes heightened prudential requirements on bank holding companies with at least $50.0 billion in total consolidated assets, which includes the Company, and requires the FRB to establish prudential standards for such bank holding companies that are more stringent than those applicable to other bank holding companies, including standards for risk-based capital requirements and leverage limits; heightened capital standards, including eliminating trust preferred securities as Tier 1 regulatory capital; enhanced risk-management requirements; and credit exposure reporting and concentration limits. These changes are expected to impact the profitability and growth of the Company.

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

Under the Durbin Amendment to the Act, on June 29, 2011 the FRB issued the final rule implementing debit card interchange fee and routing regulation. The final rule establishes standards for assessing whether debit card interchange fees received by debit card issuers are “reasonable and proportional” to the costs incurred by issuers for electronic debit transactions and prohibits network exclusivity arrangements on debit cards to ensure merchants have choices in how debit card transactions are routed.

The Act established the CFPB, which has broad powers to set the requirements around the terms and conditions of financial products. This is expected to result in increased compliance costs and may result in reduced revenue.

The Bank routinely executes interest rate swaps for the management of its asset-liability mix, and also executes such swaps with its borrower clients. Under the Act, the Bank will be required to post an Independent Amount with certain of its counterparties and clearing exchanges. While clearing these financial instruments offers some benefits and additional transparency in valuation, the systems requirements for clearing execution add operational complexities to the business and accordingly increase operational risk exposure.

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

The Act also contains provisions that are in the process of being implemented which increase regulation of the derivative markets through measures that broaden the derivative instruments subject to regulation and requiring clearing and exchange trading as well as imposing additional capital and margin requirements for derivative market participants. These measures will increase the cost of conducting this business.

The overall impact of the Act to the Company will be unknown until these reforms are complete. They have reduced and will continue to reduce revenues and increase compliance costs.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

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

New and evolving capital standards, both as a result of the Act and the implementation in the U.S. of Basel III, could have a significant effect on banks and BHCs, including SHUSA and its bank subsidiaries. On August 30, 2012, the U.S. banking agencies published in the Federal Register three Notices of Proposed Rulemaking (the “NPRs”) that, among other things, implement Basel III in the U.S. The comment period for the NPRs expired on October 22, 2012. Among other things, the NPRs, as proposed, would narrow the definition of regulatory capital and establish higher minimum risk-based capital ratios that, when fully phased in, would require banking organizations, including SHUSA and its banking subsidiaries, to maintain a minimum “common equity Tier 1” (or “CET1”) ratio of 4.5%, a Tier 1 capital ratio of 6.0%, and a total capital ratio of 8.0%. A capital conservation buffer of 2.5% above each of these levels (to be phased in over three years beginning in 2016) would also be required for banking institutions to avoid restrictions on their ability to make capital distributions, including the payment of dividends. The implementation of certain regulations and standards with regard to regulatory capital could disproportionately affect our regulatory capital position relative to that of our competitors, including those that may not be subject to the same regulatory requirements.

The NPRs are highly complex, and are subject to revisions based on the public comment process. Therefore, many aspects of their application will remain uncertain and their full impact on the Company will not be known until the rules are finalized and the Company can analyze the impact under those final rules.

Historically, regulation and monitoring of bank and BHC liquidity has been addressed as a supervisory matter, both in the U.S. and internationally, without required formulaic measures. The Basel III liquidity framework requires banks and BHCs to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, will be required by regulation going forward. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that the banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to its expected net cash outflow for a 30-day time horizon. The other, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements would incentivize banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. On January 6, 2013, the Basel Committee published revised guidance for the LCR.  The Committee made several changes to the both the definition of liquid assets (the numerator) and the assumptions regarding liability cash outflows (the denominator), which made the LCR measurement less restrictive.  In addition, the Committee pushed back the requirement to achieve a 100% LCR ratio from 2015 to 2019.  The U.S. banking agencies have not yet proposed rules implementing the Basel III liquidity framework for U.S. banking organizations.

Similarly, Basel III contemplates that the NSFR will be subject to an observation period through mid-2016 and, subject to any revisions resulting from the analyses conducted and data collected during the observation period, implemented as a minimum standard by January 1, 2018. The Basel Committee reportedly is considering revisions to the Basel III liquidity framework as presented in December 2010. The U.S. banking agencies have not yet proposed rules implementing the Basel III liquidity framework for U.S. banking organizations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

On December 14, 2012, the FRB proposed rules to strengthen regulatory oversight of foreign banking organizations.  These rules would require foreign banking organizations - such as the Company's parent, Santander, with over $50 billion in global consolidated assets and over $10 billion in total assets held by its U.S. subsidiaries - to create a U.S. intermediate holding company (“IHC”) over all of its U.S. bank and U.S. non-bank subsidiaries. U.S. branches and agencies of foreign banks would not be included in the IHC. The formation of these IHCs would allow U.S. regulators to supervise these institutions similarly to U.S. systemically important bank holding companies, meaning that they would be subject to similar capital rules and enhanced prudential standards, including capital stress tests, single-counterparty credit limits, overall risk management, and early remediation requirements, as systemically important bank holding companies. If implemented as proposed, Santander would be required to transfer its U.S. nonbank subsidiaries currently outside of the Company into the Company, which would become an IHC and/or Santander would establish a top-tier IHC structure that would include all of its US bank and nonbank subsidiaries within the same chain of ownership. Institutions would be required to comply with these new standards on July 1, 2015. Public comments on this proposal will be accepted through April 30, 2013.

Enhanced Prudential Standards for Capital Adequacy

On January 24, 2012, the federal banking regulators published proposed rules on annual stress tests to be performed by banks having total consolidated assets of more than $10 billion. The Company is subject to these annual tests ,which are already required by the Act. In addition to the annual stress testing requirement, under the proposal, the Company would also be subject to certain additional reporting and disclosure requirements. The Company was required to conduct its stress test and report results to the FRB in January 2013.

National Charter Change and Conversion to a Bank Holding Company

Effective on January 26, 2012, the Bank converted from a federal savings bank to a national banking association. In connection with the charter conversion, the Bank changed its name to Sovereign Bank, National Association. Also, effective on January 26, 2012, the Company became a bank holding company.

As a national bank, the Bank is no longer subject to federal thrift regulations and instead is subject to the OCC's regulations under the National Bank Act. The various laws and regulations administered by the OCC for national banks affect corporate practices and impose certain restrictions on activities and investments, but the Company does not believe that the Bank's current or currently proposed business will be limited materially, if at all, by these restrictions. In addition, as a national bank, the Bank is no longer subject to the qualified thrift lender requirement, which requires thrifts to maintain a certain percentage of their “portfolio assets” in certain "qualified thrift investments,” such as residential housing related loans, certain consumer and small business loans and residential mortgage-backed securities. The Bank also is no longer subject to the restrictions in the HOLA limiting the amount of commercial loans that it may make.

As a BHC, the Company is subject to the comprehensive, consolidated supervision and regulation of the FRB. The Company is subject to risk-based and leverage capital requirements and information reporting requirements. As a BHC with more than $50.0 billion in total consolidated assets, it is subject to the heightened prudential and other requirements for large BHCs, including capital plan and capital stress testing requirements as defined under the FRB's capital plan rule.  The Company completed the required capital stress testing for the 2013 Capital Plan Review ("CapPR") program even though it was not included in the 2013 CapPR group of BHCs by the FRB.  The Company expects to be included in the 2014 Comprehensive Capital Analysis and Review program by the FRB.

Federal laws restrict the types of activities in which bank holding companies may engage, and subject them to a range of supervisory requirements, including regulatory enforcement actions for violations of laws and policies. Bank holding companies may engage in the business of banking and managing and controlling banks, as well as closely related activities. The Company does not expect that the limitations described above will adversely affect the current operations or materially prohibit the Company from engaging in activities that are currently contemplated by its business strategies.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

On December 17, 2012, the FRB announced a new framework for the consolidated supervision of large financial institutions, including BHCs with consolidated assets of $50 billion or more. The updated guidance outlined in Supervision and Regulation Letter No. SR 12-17, has two primary objectives - enhancing the resiliency of institutions to lower the probability of failure or inability to serve as a financial intermediary, and reducing the impact on the financial system and economy in the event of a large institution's failure or material weakness. With regard to enhancing institutional resiliency, the guidance indicates that institutions should focus on capital and liquidity planning and positions, corporate governance, recovery planning and management of core business lines in order to survive significant stress. In terms of reducing the impact of an institution's failure, the guidance indicates that institutions should focus on management of critical operations, support for banking offices, resolution planning and additional macro-prudential supervisory approaches to address risks to financial stability. This framework would be implemented in multiple stages, with additional supervisory and operational guidance to follow.

Foreclosure Matters

On April 13, 2011, the Bank consented to the issuance of a consent order by the Bank's previous primary federal banking regulator, the OTS, as part of an interagency horizontal review of foreclosure practices at 14 mortgage servicers. The Bank, upon its conversion to a national bank on January 26, 2012, entered into a stipulation consenting to the issuance of a consent order (the "Order") by the OCC, which contains the same terms as the OTS consent order.

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

•	improved its MIS for foreclosure, loss mitigation and loan modification activities that ensure timely delivery of complete and accurate information to facilitate effective decision-making.

•	centralized governance and management for the originations, servicing and collections in the mortgage business

Excluding the costs discussed below, the Company incurred $24.7 million and $25.5 million of costs in 2011 and 2012, respectively, relating to compliance with the Order.

In addition, the Company paid $0.2 million and $0.9 million of fees in 2011 and 2012, respectively, with an additional $0.5 million outstanding at December 31, 2012 related to compensatory fees related to foreclosure delays.

On January 7, 2013, the Bank and nine other mortgage servicing companies, subject to enforcement actions for deficient practices in mortgage loan servicing and foreclosure processing, reached an agreement in principle with the OCC and the FRB to make cash payments and provide other assistance to borrowers. On February 28, 2013, the agreements were finalized with all ten mortgage servicing companies, including the Bank. Other assistance includes reductions of principal on first and second liens, payments to assist with short sales, deficiency balance waivers on past foreclosures and short sales, and forbearance assistance for unemployed homeowners. As of January 24, 2013, twelve other mortgage servicing companies subject to enforcement action for deficient practices in mortgage loan servicing and foreclosure processes have also reached an agreement with the OCC or the FRB, as applicable.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As a result of the agreement, the participating servicers, including the Bank, would cease the Independent Foreclosure Review, which involved case-by-case reviews, and replace it with a broader framework allowing eligible borrowers to receive compensation in a more timely manner. This arrangement has not eliminated all of the Company's risks associated with foreclosures, as it does not protect the Bank from potential individual borrower claims, class actions lawsuits, actions by state attorneys general, or actions by the Department of Justice.  In addition, all of the other terms of the Order are still in place.

Under the agreement, the Bank will pay $6.2 million into a remediation fund, which will be distributed to borrowers, and engage in mortgage modifications over the next two years in an aggregate principal amount of $9.9 million. In return, the OCC will waive any civil money penalties that may have been assessed against the Bank. The Bank is approximately 0.17% of the total $9.3 billion settlement among the ten banks and is the smallest participant in the agreement. The total $16.1 million related to the remediation fund and mortgage modifications was recognized in "other expense" in the Consolidated Statement of Comprehensive Income during the fourth quarter of 2012. While the Bank expects to incur additional operating expenses in implementing these standards, it does not currently expect that the impact of these expenses will be material.

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

The Chief Executive Officer (the "CEO") is ultimately responsible for risk management. The Board authorizes the amount and type of risks that can be taken. The Risk Framework aids the CEO in ensuring that risk-taking is appropriately and transparently delegated, that risk-takers are accountable and that risk-taking is executed within effective controls and under appropriate governance.

The risk management governance is designed to provide a structured approach to allocating responsibilities for identification, measurement and assessment, monitoring, controlling and communicating financial and non-financial risk within the Bank.

Risk is multi-faceted and variable. The Risk Framework provides flexibility to encompass new risks as they emerge, or current risks as they change. Change can come either idiosyncratically, through changes to the risk profile of the Bank, or due to an external or systematic change in the types of risk to which we are vulnerable. As risks change, the allocation of capital can change, and/or the expected return appropriate for taking on risk can change. Therefore, the risk tolerance must be designed so that changes in strategy and risk-taking can be modified with the appropriate authority.

The Company and the Bank have established a governance structure based on three lines of defense against loss. The first line of defense comprises business line management and centralized corporate functions that report to the CEO and are responsible for day-to-day risk management. The second line of defense is the enterprise risk management function, which is led by the Chief Risk Officer and is responsible for risk oversight. The third line of defense is the Company's internal audit function, which is led by the Chief Internal Auditor, and is responsible for providing an independent and objective review and assessment of the control infrastructure. The second line of defense reports to the Board Enterprise Risk Committee. The third line of defense reports to the Audit Committee. Both the Board Enterprise Risk Committee and the Audit Committee are committees of the Board of Directors.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following discussion provides a review of the Company's financial performance from a consolidated perspective over the past three years. This review is analyzed in the following two sections - "Results of Operations for the Years Ended December 31, 2012 and 2011" and "Results of Operations for the Years Ended December 31, 2011 and 2010". Each section includes a detailed income statement and segment results review. Key consolidated balance sheet trends are discussed in the "Financial Condition" section.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	YEAR ENDED DECEMBER 31,
(Dollars in thousands)	2012	2011
Net interest income	$1,674,123	$3,864,814
Provision for credit losses	(392,800)	(1,319,951)
Total non-interest income	1,139,596	1,981,823
General and administrative expenses	(1,481,248)	(1,842,224)
Other expenses	(484,884)	(517,937)
Income tax (provision)/benefit	106,448	(908,279)
Net income	$561,235	$1,258,246

The Company reported pre-tax income of $454.8 million for the year-ended December 31, 2012, compared to pre-tax income of $2.2 billion for the year-ended December 31, 2011.

The major factors affecting the comparison of earnings between 2012 and 2011 results of operations were:

•
The major factor affecting the comparison of earnings between 2012 and 2011 was the SCUSA Transaction. SCUSA’s results of operations were consolidated from January 2009 until December 31, 2011. On December 31, 2011, the Company deconsolidated SCUSA as a result of certain agreements with investors entered into during the fourth quarter of 2011. Refer to Note 3 to the Consolidated Financial Statements for additional information on the SCUSA Transaction.

•	The provision for credit losses decreased due to an overall continued improvement in the credit quality of the loan portfolio.

•	General and administrative expenses increased, primarily due to increases in compensation and benefits due to increased headcount as well as foreclosure review costs.

•
Other expenses included $258.5 million and $344.2 million in 2012 and 2011 respectively related to Trust PIERS. Other expenses in 2012 also includes a $61.4 million increase in loss on debt extinguishment due to Trust PIERS. See further discussion in Note 20 to the Consolidated Financial Statements.

•	Income taxes resulted in a benefit in 2012 due to dividends from SCUSA and investment tax credits from direct financing lease transactions.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-GAAP FINANCIAL MEASURES

We believe that the most meaningful way to discuss our results of operations for the periods ended December 31, 2012 and 2011 is to compare (i) our results of operations for the year ended December 31, 2012 with (ii) our results of operations on a pro forma basis for the year ended December 31, 2011. We believe that presenting the discussion and analysis of the results of operations in this manner promotes the overall usefulness of the comparison given the complexities involved with comparing periods that includes a basis of presentation reflecting accounting for SCUSA's operations on a consolidated and deconsolidated basis within periods presented in the financial statements, respectively. In addition, we have provided a separate discussion of the results of operations for the years ended December 31, 2011 and 2010 on a historical basis within “Results of Operations for the Years Ended December 31, 2011 and 2010".

The following financial information presents the Company's results of operations on a pro-forma basis. The unaudited pro forma consolidated financial and other data for the year ended December 31, 2011 has been prepared to give effect to the SCUSA Transaction as discussed in Note 3 of these financial statements and the notes thereto as if they had occurred on January 1, 2011. The pro forma adjustments are based upon available information and certain assumptions that we believe are reasonable. The unaudited pro forma condensed consolidated statement of operations has been derived by the mathematical subtraction of the results of SCUSA's operations for the year ended December 31, 2011, and then applying the pro forma adjustments to give effect to: recognize a full year of equity method investment income from SCUSA, eliminate the gain recognized as result of the SCUSA Transaction and incorporate any transactions between SHUSA and SCUSA that would have been eliminated as part of consolidation. A pro forma balance sheet has not been presented, as SCUSA was deconsolidated on December 31, 2011. The summary unaudited pro forma consolidated financial information is presented for informational purposes only and does not purport to represent what our results of operations actually would have been if the SCUSA Transaction had occurred at any date, and such data does not purport to project the results of operations for any future period.

Our non-GAAP information has limitations as an analytical tool, and you should not consider it in isolation, or as a substitute for analysis of our results or any performance measures under U.S. GAAP as set forth in our financial statements. You should compensate for these limitations by relying primarily on our U.S. GAAP results and using this non-GAAP information only as a supplement to evaluate our performance.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unaudited Pro Forma Condensed Consolidated Financial Information

The following pro forma financial information contains our unaudited pro forma condensed consolidated statement of operations for the year-ended December 31, 2011.

	Year-Ended
	December 31, 2011			December 31, 2012
	SHUSA as reported(1)	Proforma adjustments(2)	Unaudited Pro-forma(3)	SHUSA as reported(4)

	(in thousands)
Net interest income	$3,864,814	$(2,185,314)	$1,679,500	$1,674,123
Provision for credit losses	(1,319,951)	819,221	(500,730)	(392,800)
Total non-interest income	1,981,823	(889,051)	1,092,772	1,139,596
General and administrative expenses	(1,842,224)	510,324	(1,331,900)	(1,481,248)
Other expenses	(517,937)	4,279	(513,658)	(484,884)
Income before income taxes	2,166,525	(1,740,541)	425,984	454,787
Income tax (provision)/benefit	(908,279)	781,905	(126,374)	106,448
Net income	$1,258,246	$(958,636)	$299,610	$561,235

(1)	Amounts represent historical financial information from our Annual Report on Form 10-K for the year-ended December 31, 2011.

(2)
Reflects the deconsolidation of SCUSA, elimination of the gain recognized as a result of the SCUSA Transaction and adjustments relating to normal recurring intercompany transactions between SHUSA and SCUSA, which as a result of the deconsolidation would no longer be eliminated.

(3)	Amounts represent the sum of the columns "SHUSA as reported" and "Proforma adjustments," which is a non-GAAP financial measure and is presented to assist in the evaluation of SHUSA's 2012 results.

(4)	Amounts represent financial information from the Consolidated Statement of Comprehensive Income as reported in this Annual Report on Form 10-K.

The Company considers various measures when evaluating capital utilization and adequacy. These calculations are intended to complement the capital ratios defined by banking regulators for both absolute and comparative purposes. Because U.S. GAAP does not include capital ratio measures, the Company believes there are no comparable U.S. GAAP financial measures to these ratios. These ratios are not formally defined by U.S. GAAP or codified in the federal banking regulations and, therefore, are considered to be non-GAAP financial measures. Since analysts and banking regulators may assess the Company's capital adequacy using these ratios, the Company believes they are useful to provide investors the ability to assess its capital adequacy on the same basis. The Company believes these non-GAAP measures are important because they reflect the level of capital available to withstand unexpected market conditions. Additionally, presentation of these measures allows readers to compare certain aspects of the Company's capitalization to other organizations. However, because there are no standardized definitions for these ratios, the Company's calculations may not be comparable with other organizations, and the usefulness of these measures to investors may be limited. As a result, the Company encourages readers to consider its Consolidated Financial Statements in their entirety and not to rely on any single financial measure.

The following table reconciles non-GAAP financial measures to U.S. GAAP.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Table 1: Non-GAAP Financial Measures

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands)
Return on average assets:
Net income	$561,235	$1,258,246	$1,059,375	$161,565	$(2,357,210)
Average assets	83,044,676	92,078,048	84,843,371	82,348,782	78,681,899
Return on average assets	0.68%	1.37%	1.25%	0.20%	(2.99)%

Return on average equity:
Net income	$561,235	$1,258,246	$1,059,375	$161,565	$(2,357,210)
Average equity	13,075,464	11,944,901	10,469,100	8,148,366	7,517,755
Return on average equity	4.29%	10.53%	10.12%	1.98%	(31.36)%

Average equity to average assets:
Average equity	$13,075,464	$11,944,901	$10,469,100	$8,148,366	$7,517,755
Average assets	83,044,676	92,078,048	84,843,371	82,348,782	78,681,899
Average equity to average assets	15.75%	12.97%	12.34%	9.89%	9.55%

Efficiency ratio:
General and administrative expenses	$1,481,248	$1,842,224	$1,573,100	$1,520,460	$1,484,306
Other expenses	484,884	517,937	182,384	582,291	173,497
Total expenses (numerator)	1,966,132	2,360,161	1,755,484	2,102,751	1,657,803

Net interest income	1,674,123	3,864,814	3,398,639	2,643,504	1,882,442
Non-interest income	1,139,596	1,981,823	1,002,856	320,885	(947,273)
Total net interest income and non-interest income (denominator)	2,813,719	5,846,637	4,401,495	2,964,389	935,169

Efficiency ratio	69.88%	40.37%	39.88%	70.93%	177.27%

Tier 1 Common Capital Ratio:
Sovereign Bank
Total stockholders' equity (U.S. GAAP)	$12,849,368	$12,494,249
Less: Goodwill and other certain intangible assets	(3,565,639)	(3,223,411)
Servicing assets	(9,961)	(8,414)
Deferred tax assets	(1,192,261)	(1,242,906)
Accumulated losses/(gains) on certain available-for-sale securities and cash flow hedges	(54,334)	20,243
Add: Other	—	26,476
Tier 1 common capital (numerator)	8,027,173	8,066,237
Risk weighted assets (denominator)[1]	62,411,116	57,311,427
Ratio	12.86%	14.07%

SHUSA
Total stockholders' equity (U.S. GAAP)	$13,242,002	$12,596,163
Less: Goodwill and other certain intangible assets	(3,587,430)	(3,559,005)
Servicing assets	(9,961)	(8,414)
Deferred tax assets	(1,313,501)	(1,382,998)
Accumulated losses/(gains) on certain available-for-sale securities and cash flow hedges	(54,334)	46,718
Preferred stock	(195,445)	(195,445)
Other	(5,336)	(328)
Tier 1 common capital (numerator)	8,075,995	7,496,691
Risk weighted assets (denominator)[1]	64,959,248	59,455,051
Ratio	12.43%	12.61%

1 Under the banking agencies' risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk weight of the category. The resulting weighted values are added together with the measure for market risk, resulting in the Company's and the Bank's total risk-weighted assets.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Interest Income

Net interest income for the year-ended December 31, 2012 was $1.7 billion compared to $3.9 billion for 2011, a decrease of $2.2 billion, or 56.7%. This decrease was primarily due to the impact of the SCUSA Transaction. Excluding SCUSA, net interest income was $1.7 billion for 2011. Additionally, the Bank continued to focus on net interest spreads, both in loans and deposits, as the interest rate environment remained low in 2012. For further information, see the Non-GAAP Financial Measures section of the MD&A.

Interest income on investment securities and interest-earning deposits was $398.8 million and $419.0 million for the years-ended December 31, 2012, and 2011, respectively. The average balance of investment securities and interest-earning deposits was $19.5 billion, with an average tax equivalent yield of 2.23% for the year-ended December 31, 2012, compared to an average balance of $16.6 billion with an average yield of 2.74% in 2011. Average investment securities increased to 23.5% of total average assets as of December 31, 2012, compared to 18.0% as of December 31, 2011. The average life of the investment portfolio decreased to 4.02 years at December 31, 2012 compared to 4.24 years at December 31, 2011.

Interest income on loans was $2.1 billion and $4.8 billion for the years ended December 31, 2012, and 2011, respectively. Excluding SCUSA's interest income on loans of $2.6 billion, interest income on loans in 2011 was $2.2 billion. The average balance of loans was $52.5 billion, with an average yield of 4.12% for 2012 compared to an average balance of $66.1 billion with an average yield of 7.32% for 2011. The decrease in average loans is due to the SCUSA Transaction. At December 31, 2012, approximately 39% of the Bank's total loan portfolio repriced monthly or more frequently.

Interest expense on deposits and related customer accounts was $238.0 million and $248.7 million for the years-ended December 31, 2012 and 2011, respectively. The average balance of deposits was $41.4 billion, with an average cost of 0.57% for 2012, compared to an average balance of $39.2 billion with an average cost of 0.64% for 2011. The decrease in interest expense is due to the continued lower interest rate environment in 2012. Additionally, the average balance of non-interest bearing deposits increased to $8.1 billion in 2012 from $7.6 billion in 2011.

Interest expense on borrowed funds and other debt obligations was $635.7 million and $1.1 billion for the years-ended December 31, 2012 and 2011, respectively. Excluding SCUSA's interest expense on borrowed funds of $417.8 million, interest expense on borrowed funds and other debt obligations was $721.7 million in 2011. The average balance of total borrowings was $18.4 billion, with an average cost of 3.45% for 2012 compared to an average balance of $30.9 billion with an average cost of 3.69% for 2011. Excluding SCUSA's borrowings of $14.1 billion with an average cost of 2.96%, the average balance of total borrowings was $16.8 billion with an average cost of 4.31% in 2011. The average balance of the Bank's borrowings was $15.7 billion with an average cost of 3.01% for 2012, compared to an average balance of $13.9 billion with an average cost of 4.12% for 2011. The average balance of SHUSA's borrowings was $2.7 billion with an average cost of 6.01% for 2012 compared to an average balance of $2.8 billion with an average cost of 5.23% for 2011.

Table 2 presents a summary on a tax equivalent basis of the Company’s average balances, the yields earned on average assets and the cost of average liabilities for the years indicated (in thousands):

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Table 2: Net Interest Margin

CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
YEARS ENDED DECEMBER 31
2012	2011	2010
Average Balance	Tax Equivalent Interest	Yield/ Rate	Average Balance	Tax Equivalent Interest	Yield/ Rate	Average Balance	Tax Equivalent Interest	Yield/Rate
(in thousands)
EARNING ASSETS
INVESTMENTS AND INTEREST-EARNING DEPOSITS	$19,493,062	$434,878	2.23%	$16,609,467	$455,069	2.74%	$15,248,423	$512,963	3.36%
LOANS(1):
Commercial loans	24,117,972	882,697	3.66%	22,180,497	891,797	4.02%	23,255,452	1,024,413	4.41%
Multi-family	7,237,060	356,950	4.93%	6,954,761	352,159	5.06%	5,502,976	292,098	5.31%
Consumer loans:
Residential mortgages	11,535,089	479,693	4.16%	11,530,366	518,721	4.50%	10,993,027	535,783	4.87%
Home equity loans and lines of credit	6,775,922	251,500	3.71%	6,924,307	267,493	3.86%	7,031,078	282,760	4.02%
Total consumer loans secured by real estate	18,311,011	731,193	3.99%	18,454,673	786,214	4.26%	18,024,105	818,543	4.54%
Auto loans	578,211	40,839	7.06%	16,110,669	2,599,689	16.14%	13,325,555	2,173,337	16.31%
Other (2)	2,215,684	150,889	6.81%	2,435,783	215,503	8.85%	257,055	17,891	6.96%
Total consumer	21,104,906	922,921	4.37%	37,001,125	3,601,406	9.73%	31,606,715	3,009,771	9.52%
Total loans	52,459,938	2,162,568	4.12%	66,136,383	4,845,362	7.32%	60,365,143	4,326,282	7.17%
Allowance for loan losses	(1,039,611)	—	—%	(2,225,595)	—	—%	(2,035,040)	—	—%
NET LOANS	51,420,327	2,162,568	4.21%	63,910,788	4,845,362	7.58%	58,330,103	4,326,282	7.42%
TOTAL EARNING ASSETS	70,913,389	2,597,446	3.66%	80,520,255	5,300,431	6.58%	73,578,526	4,839,245	6.58%
Other assets	12,131,287	11,557,793	11,264,845
TOTAL ASSETS	$83,044,676	$92,078,048	$84,843,371

INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest bearing demand deposits	$9,094,035	$14,699	0.16%	$9,231,636	$19,218	0.21%	$9,400,107	$19,570	0.21%
Savings	3,753,851	5,778	0.15%	3,502,121	4,503	0.13%	3,563,816	4,740	0.13%
Money market	16,561,115	83,603	0.50%	16,049,921	99,185	0.62%	13,724,620	88,603	0.65%
Certificate of Deposit ("CD")	12,010,765	133,939	1.12%	10,378,880	125,805	1.21%	8,303,582	115,720	1.39%
TOTAL INTEREST BEARING DEPOSITS	41,419,766	238,019	0.57%	39,162,558	248,711	0.64%	34,992,125	228,633	0.65%
BORROWED FUNDS:
FHLB advances	11,613,869	372,058	3.20%	9,890,849	420,669	4.25%	11,170,385	503,157	4.50%
Federal funds and repurchase agreements	3,035,532	10,962	0.36%	1,904,642	5,982	0.31%	2,349,922	8,367	0.36%
Other borrowings	3,783,835	252,718	6.68%	19,056,403	712,837	3.74%	16,644,450	645,693	3.88%
TOTAL BORROWED FUNDS	18,433,236	635,738	3.45%	30,851,894	1,139,488	3.69%	30,164,757	1,157,217	3.84%
TOTAL INTEREST BEARING FUNDING LIABILITIES	59,853,002	873,757	1.46%	70,014,452	1,388,199	1.98%	65,156,882	1,385,850	2.13%
Noninterest bearing demand deposits	8,061,992	7,623,390	7,097,506
Other liabilities (3)	2,054,218	2,495,305	2,119,883
TOTAL LIABILITIES	69,969,212	80,133,147	74,374,271
STOCKHOLDER’S EQUITY	13,075,464	11,944,901	10,469,100
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$83,044,676	$92,078,048	$84,843,371
TAX EQUIVALENT BASIS INTEREST INCOME	$1,723,689	$3,912,232	$3,453,395
NET INTEREST SPREAD (4)	2.20%	4.60%	4.45%
NET INTEREST MARGIN (5)	2.43%	4.86%	4.69%

TAX EQUIVALENT BASIS ADJUSTMENT	(49,566)	(47,418)	(54,756)
NET INTEREST INCOME	1,674,123	3,864,814	3,398,639
Ratio of interest-earning assets to interest-bearing liabilities	1.18	x	1.15	x	1.13	x

(1)
Interest on loans includes amortization of premiums and discounts on purchased loans and amortization of deferred loan fees, net of origination costs. Average loan balances include non-accrual loans and loans held for sale.

(2)	Primarily includes RV/marine and personal unsecured portfolios.

(3)	Primarily includes accrued payables, accrued expenses, unfunded liabilities and derivative liabilities.
(4) Represents the difference between the yield on total earning assets and the cost of total funding liabilities.
(5) Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Table 3 presents, on a tax equivalent basis, the relative contribution of changes in volumes and in rates to changes in net interest income for the periods indicated. The change in interest income not solely due to changes in volume or rate has been allocated in proportion to the absolute dollar amounts of the change in each (in thousands):

Table 3: Volume/Rate Analysis

	YEAR ENDED DECEMBER 31,
	2012 VS. 2011 INCREASE/(DECREASE) (2)			2011 VS. 2010 INCREASE/(DECREASE)
	Volume	Rate	Total	Volume	Rate	Total
Interest-earning assets:
Interest-earning deposits	$(1,483)	$936	$(547)	$3,195	$(471)	$2,724
Investment securities available-for-sale	90,079	(131,820)	(41,741)	4,197	(63,697)	(59,500)
Investment securities other	143	21,954	22,097	(174)	(944)	(1,118)
Net loans(1)	(818,340)	(1,864,454)	(2,682,794)	421,368	97,712	519,080
Total interest-earning assets	(729,601)	(1,973,384)	(2,702,985)	428,586	32,600	461,186
Interest-bearing liabilities:
Deposits	13,820	(24,512)	(10,692)	26,630	(6,552)	20,078
Borrowings	(432,593)	(71,157)	(503,750)	25,988	(43,717)	(17,729)
Total interest-bearing liabilities	(418,773)	(95,669)	(514,442)	52,618	(50,269)	2,349
Net change in net interest income	$(310,828)	$(1,877,715)	$(2,188,543)	$375,968	$82,869	$458,837

(1)	Includes non-accrual loans and loans held for sale.

(2)
Decreases in 2012 figures compared to 2011 are primarily the result of the SCUSA Transaction. SCUSA was consolidated with the Company until December 31, 2011. See Note 3 to the Notes to Consolidated Financial Statements for more information about the SCUSA Transaction.

Provision for Credit Losses

The provision for credit losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for credit losses for 2012 was $392.8 million compared to $1.3 billion for 2011. Excluding SCUSA's provision of $819.2 million, the provision for credit losses for the year ended December 31, 2011 was $500.7 million. SCUSA primarily held sub-prime loans, which required higher loan loss reserves. In addition, the decrease in the provision can be attributed to an overall improvement in the credit quality of the loan portfolio, with decreases in net charge-offs, delinquent loans, and non-accrual loans from 2011 to 2012. For further information, see the Non-GAAP Financial Measures section of the MD&A.

The credit quality of the loan portfolio has a significant impact on the Company’s operating results. While showing signs of stabilizing, the challenging economy and high unemployment levels have required the Company to continue to maintain elevated loan loss reserve levels. The allowance for credit losses as a percentage of total loans held for investment has decreased to 2.34% at December 31, 2012 from 2.61% at December 31, 2011. Although management believes current levels of reserves are adequate to cover the anticipated losses for these loans, changes in housing values, interest rates, and economic conditions could require additional provision for credit losses for the loan portfolio in future periods.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net charge-offs decreased in 2012 to $0.5 billion from $1.3 billion in 2011. The ratio of net loan charge-offs to average loans, including loans held for sale, was 0.98% for 2012, compared to 1.92% for 2011. Commercial loan net charge-offs as a percentage of average commercial loans were 0.92% for 2012, compared to 1.73% for 2011. The consumer loans net charge-off rate was 1.07% for 2012 compared to 2.07% for 2011. Excluding SCUSA's charge-offs of $451.4 million in 2011, net charge-offs decreased to $513.0 million in 2012 from $818.2 million in 2011. The decrease in net charge-offs is attributable to an increase in the overall credit quality of the loan portfolio, particularly the commercial loan portfolio. Delinquent commercial loans decreased to $377.5 million as of December 31, 2012 from $575.3 million as of December 31, 2011. Commercial non-accrual loans decreased to $471.9 million as of December 31, 2012 from $800.0 million as of December 31, 2011.

Table 4 presents the activity in the allowance for credit losses for the years indicated.

Table 4: Rollforward of the Allowance for Credit Losses

	2012	2011	2010	2009	2008
	(in thousands)
Allowance for loan losses, beginning of period	$1,083,492	$2,197,450	$1,818,224	$1,102,753	$709,444
Allowance established in connection with reconsolidation of previously unconsolidated securitized assets	—	—	5,991	—	—
Allowance recorded as part of loans transferred from Santander	3,712	—	—	—	—
Adjustments to the allowance for loan losses due to SCUSA	—	—	—	347,302	—
Allowance change due to SCUSA Transaction	—	(1,208,474)	—	—	—
Provision for loan losses(1)	439,285	1,364,087	1,585,545	1,790,559	874,140
Allowance released in connection with loan sales or securitizations	—	—	—	—	(3,745)
Charge-offs:
Commercial	335,114	545,028	650,888	518,468	238,470
Consumer	272,125	1,069,009	861,269	1,232,070	353,244
Total charge-offs	607,239	1,614,037	1,512,157	1,750,538	591,714
Recoveries:
Commercial	47,940	42,059	54,768	11,288	13,378
Consumer	46,279	302,407	245,079	316,860	101,250
Total recoveries	94,219	344,466	299,847	328,148	114,628
Charge-offs, net of recoveries	513,020	1,269,571	1,212,310	1,422,390	477,086
Allowance for loan losses, end of period	$1,013,469	$1,083,492	$2,197,450	$1,818,224	$1,102,753
Reserve for unfunded lending commitments, beginning of period	$256,485	$300,621	$259,140	$65,162	$28,302
Provision for unfunded lending commitments(1)	(46,485)	(44,136)	41,481	193,978	36,860
Reserve for unfunded lending commitments, end of period(2)	$210,000	$256,485	$300,621	$259,140	$65,162
Total allowance for credit losses	$1,223,469	$1,339,977	$2,498,071	$2,077,364	$1,167,915
Net charge-offs to average loans	0.98%	1.92%	2.01%	2.40%	0.83%

(1)	The provision for credit losses in the Consolidated Statement of Comprehensive Income is the sum of the total provision for loan losses and provision for unfunded lending commitments.

(2)	The reserve for unfunded commitments is classified in other liabilities on the Consolidated Balance Sheet.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Non-interest Income

Total non-interest income was $1.1 billion for the year-ended 2012 compared to $2.0 billion for the year-ended 2011. The 2011 non-interest income was affected by the gain realized due to the SCUSA Transaction. Refer to Note 3 of the Notes to Consolidated Financial Statements for additional information. Excluding SCUSA's non-interest income of $400.7 million, non-interest income in 2011 was $1.1 billion. For further information, see the Non-GAAP Financial Measures section of the MD&A. Several factors contributed to the activity in non-interest income during 2012 as discussed below.

Consumer fees were $240.1 million for the year-ended December 31, 2012 compared to $637.5 million for the year-ended December 31, 2011. Excluding the consumer fees from SCUSA in 2011 of $330.8 million, consumer fees were $306.6 million. The decrease for the year ended December 31, 2012 was primarily due to decreases in consumer deposit fees of $38.9 million, which were primarily attributable to the impact of the Durbin Amendment.

Commercial fees were $180.5 million for the year ended December 31, 2012 compared to $175.0 million for the year-ended December 31, 2011. The increase in commercial fees is primarily due to higher syndication fees, mostly from GBM, offset by lower commercial deposit fees due to pricing changes.
Mortgage banking income/(expense) consists of fees associated with servicing loans not held by the Company, as well as amortization and changes in the fair value of mortgage servicing rights and recourse reserves. Mortgage banking income/(expense) also include gains or losses on the sales of mortgage loans, home equity loans and lines of credit and mortgage-backed securities that were related to loans originated or purchased and held by the Company, as well as gains or losses on mortgage banking derivative and hedging transactions. Mortgage banking derivative instruments include principally interest rate lock commitments and forward sale commitments.

Net mortgage banking income was composed of the following components:

	Year Ended December 31,
	2012	2011

Mortgage servicing fees	$51,279	$51,175
Sales of mortgage loans and related securities	43,041	22,891
Net losses from changes in fair value	(5,714)	—
Net gains on hedging activities	26,960	6,579
Amortization of mortgage servicing rights	(37,091)	(43,783)
Residential mortgage servicing rights impairments	—	(42,515)
Charges related to multi-family loans sold with recourse	5,253	(1,881)
Multi-family mortgage servicing rights recoveries	88	4,726
Total mortgage banking income, net	$83,816	$(2,808)

Sales of mortgage loans increased for the year ended December 31, 2012 compared to the year-ended December 31, 2011. For the year-ended December 31, 2012, the Company sold $3.9 billion of loans for gains of $43.0 million, compared to $1.4 billion of loans sold for gains of $22.9 million in 2011.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

At December 31, 2012 and 2011, the Company serviced residential real estate loans for the benefit of others totaling $13.6 billion and $13.7 billion, respectively. The carrying value of the related mortgage servicing rights at December 31, 2012 and 2011 was $92.5 million and $91.3 million, respectively. Effective January 1, 2012, the Company elected to measure our residential mortgage servicing rights ("MSRs") at fair value. This election was made to be consistent with the risk management strategy to hedge changes in the fair value of these assets. The fair value of residential MSRs is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors which are determined based on current market conditions. Assumptions incorporated into the residential MSRs valuation model reflect management's best estimate of factors that a market participant would use in valuing the residential MSRs. Although sales of residential MSRs do occur, residential MSRs do not trade in an active market with readily observable prices, so the precise terms and conditions of sales are not available. Increases in prepayment speeds, discount rate and servicing costs result in lower valuations of MSRs. Decreases in the anticipated earnings rate on escrow and similar balances result in lower valuations of MSRs.

In 2011, the Company recorded impairment charges of $42.5 million on MSRs, resulting primarily from changes in anticipated loan prepayment rates ("CPRs") and, to a lesser extent, changes in the anticipated earnings rate on escrow and similar balances.

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

The Company previously sold multi-family loans in the secondary market to the FNMA while retaining servicing. In September 2009, the Bank elected to stop selling multi-family loans to the FNMA, and since that time has retained all production of the loan portfolio. Under the terms of the multi-family sales program with the FNMA, the Company retained a portion of the credit risk associated with such loans sold. As a result of this agreement with the FNMA, the Company retains a 100% first loss position on each multi-family loan sold to the FNMA under the program until the earlier to occur of (i) the aggregate approved losses on the multi-family loans sold to the FNMA reaches the maximum loss exposure for the portfolio as a whole or (ii) all of the loans sold to the FNMA under the program are fully paid off.

The Company has established a liability related to the fair value of the retained credit exposure for multi-family loans sold to the FNMA. This liability represents the amount the Company estimates it would have to pay a third party to assume the retained recourse obligation. The liability represents the present value of the estimated losses that the portfolio is projected to incur based upon internal specific information and an industry-based default curve with a range of estimated losses. At December 31, 2012 and 2011, the Company had a $122.7 million and $135.5 million liability, respectively, related to the fair value of the retained credit exposure for loans sold to the FNMA under this program.

At December 31, 2012 and 2011, the Company serviced $7.5 billion and $9.3 billion, respectively, of multi-family loans sold to the FNMA pursuant to the program with a credit loss exposure of $160.0 million and $167.4 million, respectively. As a result of this retained servicing on multi-family loans sold to the FNMA, the Company had loan servicing assets of $0.4 million at December 31, 2011. This servicing asset was completely amortized during the second quarter of 2012 and, accordingly, there is no servicing asset recorded at December 31, 2012. During the year ended December 31, 2012, the Company recorded servicing asset amortization of $0.5 million compared to $4.3 million for the year-ended 2011. The Company recorded net servicing recoveries of $0.1 million and $4.8 million during the years ended December 31, 2012 and 2011, respectively.

Income/(expense) from equity method investments was $428.6 million for the year-ended 2012 compared to $972.8 million for the year-ended 2011. The fluctuation was primarily caused by the gain recognized related to the SCUSA Transaction. See further discussion on the SCUSA Transaction in Note 3 of the Notes to Consolidated Financial Statements.

Bank owned life insurance ("BOLI") income represents fluctuations in the cash surrender value of life insurance policies for certain employees where the Bank is the beneficiary of the policies, as well as the recipient of insurance proceeds. BOLI income was $58.7 million for 2012 compared to $58.6 million for the prior year.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Capital markets revenue was $37.3 million in the year-ended December 31, 2012 compared to an expense of $8.6 million in the year-ended December 31, 2011. The increase was primarily due to a significant increase in derivative activity related to capital markets in 2012.

Net gains on the sale of investment securities were $100.9 million in 2012, compared to net gains of $74.6 million for 2011. Investment security sale activity in 2012 and 2011 was a result of overall balance sheet and interest rate risk management. The year ended December 31, 2011 included OTTI charges of $0.3 million on certain non-agency mortgage backed securities. No OTTI charges to earnings were recognized in the year-ended December 31, 2012.

General and Administrative Expenses

Total general and administrative expenses were $1.5 billion for the year-ended December 31, 2012, compared to $1.8 billion for the year-ended December 31, 2011. The decrease in expenses is primarily due to the impact of the SCUSA Transaction in 2011. Excluding the impact of the SCUSA Transaction, general and administrative expenses increased $149.3 million, or 11.2%, in 2012. The increase was due to increases in compensation and benefit expenses of $71.8 million due to increases in headcount, increase in occupancy and equipment expenses of $24.3 million as a result of the IT transformation, increase in technology services expenses of $11.8 million, and increase in other administrative expenses of $42.2 million. Other administrative expenses included $16.1 million related to the foreclosure review settlement. See further discussion on the foreclosure settlement in Note 20 to the Consolidated Financial Statements.

The Company has incurred approximately $9.1 million of costs related to rebranding during 2012, and will continue to incur additional costs over the next several years. The Company has estimated the future costs related to the rebranding process to be approximately $145.0 million in 2013 and $80.0 million in 2014. These rebranding costs include signage changes, branch refurbishment, merchandising, advertising and other related costs. It is expected that the majority of the future costs will be capitalized.

Other Expenses

Other expenses consist primarily of amortization of intangibles, deposit insurance expense, loss on debt extinguishment, and PIERS litigation accrual. Total other expenses were $484.9 million for 2012, compared to $517.9 million for 2011. The other expenses decrease was primarily due to the decrease in the PIERS litigation expenses of $85.7 million offset by a $61.4 million increase in loss on debt extinguishment expenses. In 2012, loss on debt extinguishment expenses were primarily comprised of $36.2 million related to the prepayment of $290.0 million of FHLB advances, $47.0 million related to the PIERS tender offer and $10.1 million related to $164.0 million of Capital Trust VI debentures that were tendered. Refer to Note 20 of the Notes to Consolidated Financial Statements for additional information regarding the PIERS litigation.

The Company recorded intangible amortization expense of $37.2 million for 2012, compared to $55.5 million for the prior year. The decrease in the current year period is primarily due to the SCUSA Transaction.

Income Tax Provision/(Benefit)

SHUSA recorded an income tax benefit of $106.4 million for the year ended December 31, 2012, compared to an income tax provision of $908.3 million for the year ended December 31, 2011, resulting in an effective tax rate of (23.4)% for 2012 compared to 42.0% for 2011. The effective tax rate for 2012 was impacted by dividends from SCUSA and investment tax credits from direct financing lease transactions. The effective tax rate for 2011 was impacted by non-deductible accretion of discounts on debt related to the Trust PIERS litigation and the gain recognized related to the SCUSA Transaction. Excluding the impact of these items, the Company's effective tax rate for 2012 and 2011 would have been 27.6% and 36.3%, respectively. See Note 16 to the Consolidated Financial Statements for a reconciliation of the Company's effective tax rate to the statutory federal rate of 35%.

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

Line of Business Results

General

The Company's segments are focused principally around the customers that the Bank serves. The Retail Banking segment is primarily comprised of the branch locations and the residential mortgage business. The branches offer a wide range of products and services to customers, and each attracts deposits by offering a variety of deposit instruments including demand and interest-bearing demand deposit accounts, money market and savings accounts, certificates of deposit and retirement savings products. The branches also offer consumer loans such as home equity loans and lines of credit. The Retail Banking segment also includes business banking loans and small business loans to individuals. The Non-Strategic Assets segment, formerly known as the Specialized Business segment, is primarily comprised of non-strategic lending groups which include runoff of indirect legacy automobile portfolios, aviation and continuing care retirement communities loans. The Corporate Banking segment provides the majority of the Company's commercial lending platforms such as commercial real estate loans, multi-family loans, commercial and industrial loans and the Company's related commercial deposits. The Global Banking and Markets segment includes businesses with large corporate domestic and foreign clients. The Other category includes investment portfolio activity, intangibles and certain unallocated corporate income and expenses.

The Company has a significant equity-method investment in SCUSA. SCUSA is a specialized consumer finance company engaged in the purchase, securitization, and servicing of retail installment contracts. SCUSA acquires retail installment contracts principally from manufacturer‑franchised dealers in connection with their sale of used and new automobiles and light‑duty trucks, primarily to non-prime customers with limited credit histories or past credit problems.

With the exception of SCUSA, the Company's segment results are derived from the Company's business unit profitability reporting system by specifically attributing managed balance sheet assets, deposits and other liabilities and their related interest income or expense to each of the segments.

Other income and expenses directly managed by each business line, including fees, service charges, salaries and benefits, and other direct expenses as well as certain allocated corporate expenses are accounted for within each segment's financial results. Accounting policies for the lines of business are the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line.

During the first quarter of 2012, the allocation of the provision for credit losses to each segment was refined. First, the provision for credit losses recorded for each segment is now based on the net charge-offs of each business and changes in total reserves allocated to each business, instead of changes in specific reserves only. Second, the Company refined the determination of specific reserves related to mortgage troubled debt restructures ("TDRs"). For management purposes, provisions for TDRs in the Retail Banking segment reflect changes in those specific reserves for each period presented under a consistent methodology. As a result of these changes, provision expense was appropriately allocated across segments. Prior period results were recast to conform to current methodologies for the segments.

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

During the first quarter of 2012, the Company's funds transfer pricing methodology was modified to better represent the actual costs of funds of the Company, which included adding a liquidity premium to compute an appropriate market participant spread for commercial loans and deposits by analyzing the mix of borrowings available to the Company with comparable maturity periods. Therefore, interest income increased for segments with a surplus of interest and noninterest earning deposits and interest expense increased for those segments with a deficit of interest and noninterest earning deposits. Prior period results have been recast based on our best estimate to conform to current methodologies for the segments. Due to system constraints, results for 2010 have not been recast.

During the first quarter of 2012, the Company began including net gains on the sale of investment securities within fees and other income for each segment. Previously, these gains were excluded from the segment disclosure.

Results Summary

The Retail Banking segment's net interest income decreased $17.4 million to $818.9 million for 2012 compared to 2011. The net spread on a match-funded basis for this segment was 1.17% for 2012 compared to 1.28% for 2011. The average balance of the Retail Banking segment's loans was $24.2 billion for 2012 compared to $24.3 billion for 2011. The average balance of deposits was $37.8 billion for 2012 compared to $36.2 billion for 2011. Average assets for the year ended December 31, 2012 were $25.0 billion compared to $24.8 billion for 2011. The provision for credit losses increased $34.7 million to $275.3 million for 2012 compared to 2011 due to the Chapter 7 bankruptcy loans and the government-sponsored entity ("GSE") reserve, which have both been allocated fully to the Retail Banking segment. See further discussion on the Chapter 7 bankruptcy loans in Note 5 to the Consolidated Financial Statements and Note 20 to the Consolidated Financial Statements for further discussion on the GSE reserves. Total expenses were $886.7 million for 2012 compared to $830.6 million for 2011. The increase in total expenses is due to increased assets, as well as increased compensation and benefit expense within the Retail Banking segment resulting from higher headcount. Income before taxes decreased $92.1 million to $88.3 million for 2012 compared to 2011 due to the increase in the provision for credit losses and the increase in total expenses.

The Corporate Banking segment's net interest income increased $37.9 million to $446.7 million for 2012, compared to 2011. The net spread on a match funded basis for this segment was 1.82% for 2012 compared to 1.69% for 2011. The average balance of loans for the year ended December 31, 2012 was $21.8 billion compared to $21.2 billion for 2011. During 2012, the Company acquired $273.9 million of multi-family loans. The average balance of deposits for the year ended December 31, 2012 was $7.3 billion compared to $7.4 billion for 2011. Average assets for the Corporate Banking segment were $21.5 billion during 2012 compared to $20.8 billion for 2011. The provision for credit losses decreased $160.5 million to $0.2 million for 2012 compared to 2011. The primary reason for the decrease is the release of reserves related to impaired loans, particularly within the middle market commercial and industrial and international trade banking groups. Total expenses were $122.4 million for 2012 compared to $109.4 million for 2011. Income before taxes increased $188.7 million to $404.6 million for 2012 compared to 2011. The Corporate Banking segment has grown during 2012 due to the conversion to a national bank in the first quarter of 2012.

The Global Banking and Markets ("GBM") segment's net interest income increased $51.3 million to $99.0 million for 2012 compared to 2011. The net spread on a match-funded basis for this segment was 2.53% for 2012 compared to 1.73% for 2011. The average balance of loans for the year ended December 31, 2012 was $4.8 billion compared to $2.6 billion for 2011. During 2012, $457.3 million of Global Banking loans were transferred to the Company from Santander.The average balance of deposits for the year ended December 31, 2012 was $432.1 million compared to $744.7 million for 2011. Average assets for the GBM segment were $5.7 billion during 2012 compared to $3.4 billion for 2011. Total expenses were $34.7 million for 2012 compared to $13.3 million for 2011. Income before taxes increased $56.3 million to $97.9 million for 2012 compared to 2011. The GBM segment has grown during 2012 due to the conversion to a national bank in the first quarter of 2012.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Non-Strategic Assets segment's net interest income decreased $22.6 million to $40.8 million for 2012 compared to 2011. The net spread on a match-funded basis for this segment was 2.73% in both 2012 and 2011. The average balance of loans for the year ended December 31, 2012 was $1.6 billion compared to $2.7 billion for 2011. The average balance of deposits was $157.9 million for 2012 compared to $106.3 million for 2011. The provision for credit losses decreased $62.5 million to $14.9 million for 2012. Total expenses were $25.3 million for 2012 compared to $29.3 million for 2011. Average assets for Non-Strategic Assets was $1.5 billion for 2012 and $2.6 billion for 2011. Income before taxes increased $41.4 million to $14.7 million for 2012 compared to 2011. The activity and balances within this segment have been steadily decreasing due to the segment primarily being comprised of portfolios in a run-off position.

Income before income taxes for the Other category decreased $1.1 billion to a $598.4 million loss for 2012 compared to 2011 due to the gain of $987.7 million recognized in 2011 related to the SCUSA Transaction. Net interest income decreased $54.5 million to $268.8 million for 2012 compared to 2011. Average assets for the Other category were $29.3 billion for 2012 and $24.8 billion for 2011. Average assets increased primarily due to the SCUSA equity method investment. In 2012, average assets includes a full year of the $2.7 billion equity investment in SCUSA, while in 2011 average assets only included one day of the investment.

2012 results for SCUSA represent a full year of income as an equity method investment. 2011 results represent a full year of results as a consolidated subsidiary of SHUSA.The Company's investment balance in SCUSA as of December 31, 2012 was $2.7 billion.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2011 AND 2010

	YEAR ENDED DECEMBER 31,
(Dollars in thousands)	2011	2010
Net interest income	$3,864,814	$3,398,639
Provision for credit losses	(1,319,951)	(1,627,026)
Total non-interest income	1,981,823	1,002,856
General and administrative expenses	(1,842,224)	(1,573,100)
Other expenses	(517,937)	(182,384)
Income tax (provision)/benefit	(908,279)	40,390
Net income	$1,258,246	$1,059,375

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

•	Non-interest income increased $979.0 million:

(1)	2011 includes the $987.7 million pre-tax gain recognized related to the SCUSA Transaction. See further discussion in Note 3 to the Consolidated Financial Statements.

(2)	Net gains on investment securities of $74.6 million and $200.6 million in 2011 and 2010, respectively.

(3)	Current year results included the growth of consumer loan fees of $116.3 million in fees related to the SCUSA loan portfolio.

•
The increase in general and administrative expense from 2010 to 2011 was due primarily to increased loan servicing expenses at SCUSA and additional employee headcount and the reinstatement of personnel benefits in late 2010 at the Bank.

•
Other expenses were $517.9 million in 2011, as compared to $182.4 million in 2010. The increase in other expenses was primarily due to the accrual for the Trust PIERS litigation of $344.2 million in December 2011.

•
The Company recorded an income tax provision of $908.3 million in 2011 compared to an income tax benefit of $40.4 million in 2010. Results for 2011 include some non-deductible expenses related to accruals for litigation matters and the impact of the SCUSA Transaction. Results for 2010 include a reduction of the Company's deferred tax valuation allowance by $309.0 million.

Net Interest Income

Net interest income for 2011 was $3.9 billion compared to $3.4 billion for 2010, an increase of 13.7%. The increase in net interest income in 2011 was primarily due to increased earnings on loans. Excluding SCUSA, net interest income was $1.7 billion for 2011, compared to $1.6 billion for 2010, an increase of 2.4%. For further information, see the Non-GAAP Financial Measures section of the MD&A. Additionally, the Bank continued to focus on net interest spreads, both in loans and deposits, as the interest rate environment remained low in 2011.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest on investment securities and interest-earning deposits was $419.0 million for 2011 compared to $470.7 million for 2010. Although the average investment portfolio increased by $1.4 billion during 2011, the average investment portfolio continued to be approximately 18.0% of total average assets. The average life of the investment portfolio has decreased to 4.24 years at December 31, 2011 compared to 6.06 years at December 31, 2010. As higher yielding investments continue to mature and available funds were used to purchase lower yielding investments, the yield on investments decreased to 2.74% in 2011 from 3.36% in 2010.

Interest on loans was $4.8 billion and $4.3 billion for 2011 and 2010, respectively. The average balance of loans was $66.1 billion with an average yield of 7.32% for 2011 compared to an average balance of $60.4 billion with an average yield of 7.17% for 2010. These increases were driven by $8.0 billion of loans acquired by SCUSA during the latter half of 2010, $1.7 billion of loans acquired by the Bank during the first quarter of 2011, and $181.9 million of credit card loans acquired by the Bank during the second quarter of 2011. At December 31, 2011, approximately 35% of the Bank's total loan portfolio repriced monthly or more frequently.

Interest on total deposits was $248.7 million for 2011 compared to $228.6 million for 2010. The average balance of deposits was $39.2 billion with an average cost of 0.64% for 2011 compared to an average balance of $35.0 billion with an average cost of 0.65% for 2010. The decrease in interest expense was due to the continued lower interest rate environment in 2011, as well as repricing efforts on promotional money market and time deposit accounts during 2011. Additionally, the average balance of non-interest bearing deposits increased to $7.6 billion in 2011 from $7.1 billion in 2010.

Interest on borrowings and other debt obligations was $1.1 billion and $1.2 billion for 2011 and 2010, respectively. The average balance of total borrowings and other debt obligations was $30.9 billion with an average cost of 3.69% for 2011 compared to an average balance of $30.2 billion with an average cost of 3.84% for 2010. The increase in borrowing levels was primarily due to SCUSA's asset earning growth, which was funded with increased borrowing.

Provision for Credit Losses

The provision for credit losses is based upon actual credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimation of losses inherent in the current loan portfolio. The provision for credit losses for 2011 was $1.3 billion compared to $1.6 billion for 2010.

While showing signs of stabilizing, the challenging economy and high unemployment levels required the Company to continue to maintain elevated loan loss reserve levels. The allowance for credit losses as a percentage of total loans held for investment has decreased to 2.61% from 3.84% at December 31, 2010, primarily as a result of the effects of the SCUSA Transaction. SCUSA primarily holds sub-prime loans which require higher loan loss reserves.

Net charge-offs increased in 2011 to $1.3 billion, compared to $1.2 billion in 2010. The ratio of net loan charge-offs to average loans, including loans held for sale, was 1.92% for 2011, compared to 2.01% for 2010. Commercial loan net charge-offs as a percentage of average commercial loans was 1.73% for 2011 compared to 2.07% for 2010. The consumer loan net charge-off rate was 2.07% for 2011 and 1.95% for 2010. Excluding SCUSA, net-charge-offs increased to $818.2 million in 2011 from $780.2 million in 2010. This increase was primarily a result of charge-offs of certain mortgage loans with Specific Valuation Allowances ("SVAs"). In certain circumstances, the Company's former regulator, the Office of Thrift Supervision (“OTS”), permitted the use of SVAs on mortgage loans instead of partially charging-off the loan balance. To conform to OCC policies, the Bank charged-off $103.7 million of mortgage loans against their related SVAs during 2011. As these loans were previously reserved, the charge-off of these loans did not have an impact to the results of operations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Non-interest Income/(Loss)

Total non-interest income was $2.0 billion for 2011 compared to $1.0 billion for 2010. The increase in non-interest income is primarily a result from the gain related to the SCUSA Transaction. Refer to Note 3 of the Notes to Consolidated Financial Statements for additional information.

Consumer banking fees were $637.5 million for 2011 compared to $531.3 million in 2010. This increase was primarily due to an increase of $116.3 million in consumer loan fees at SCUSA from acquisition volume principally due to higher servicing fees. Excluding the increase of consumer loan fees from SCUSA, the consumer banking fees decreased $5.3 million compared to 2010, as a result of the impact of reduced overdraft fee revenues due to regulatory restrictions established as a result of the Act that became effective during 2011.

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

The table below summarizes the components of net mortgage banking revenues:

	Year Ended December 31,
	2011	2010

Mortgage servicing fees	$51,175	$54,355
Sales of mortgage loans and related securities	22,891	35,909
Net gains on hedging activities	6,579	619
Amortization of mortgage servicing rights	(43,783)	(57,350)
Residential mortgage servicing rights impairments	(42,515)	24,564
Charges related to multi-family loans sold with recourse	(1,881)	(10,242)
Multi-family mortgage servicing rights recoveries	4,726	100
Total mortgage banking income, net	$(2,808)	$47,955

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

At December 31, 2011 and 2010, the Company serviced residential real estate loans for the benefit of others totaling $13.7 billion and $14.7 billion, respectively. The carrying value of the related mortgage servicing rights at December 31, 2011and 2010 was $91.3 million and $146.0 million, respectively. For 2011, the Company recorded impairment charges of $42.5 million on the mortgage servicing rights, resulting primarily from changes in CPRs and, to a lesser extent, changes in the anticipated earnings rate on escrow and similar balances. Significant assumptions in the valuation of mortgage servicing rights are CPRs, the anticipated earnings rate on escrow and similar balances held by the Company in the normal course of mortgage servicing activities and the discount rate reflective of a market participant's required return on investment for similar assets. Increases to prepayment speeds, which are generally driven by lower long term interest rates, result in lower valuations of mortgage servicing rights, while lower prepayment speeds result in higher valuations. The escrow related credit spread is the estimated reinvestment yield earned on the serviced loan escrow deposits. Decreases in the anticipated earnings rate on escrow and similar balances result in lower valuations of mortgage servicing rights while increased spreads result in higher valuations. For each of these items, the Company must make market assumptions based on future expectations. All of the assumptions are based on standards that management believes would be utilized by market participants in valuing mortgage servicing rights and are derived and/or benchmarked against independent public sources. Additionally, an independent appraisal of the fair value of the mortgage servicing rights is obtained annually and is used by management to evaluate the reasonableness of the discounted cash flow model. Future changes to prepayment speeds may cause significant future charges or recoveries of previous impairments in future periods.

The Company periodically sells qualifying mortgage loans to FHLMC and FNMA in return for mortgage-backed securities issued by those agencies. The Company reclassifies the net book balance of the loans sold from loans to investment securities available for sale. For those loans sold to the agencies in which the Company retains servicing rights, the Company allocates the net book balance transferred between servicing rights and investment securities based on the relative fair values.

The Company previously sold multi-family loans in the secondary market to FNMA while retaining servicing. In September 2009, the Bank elected to stop selling multi-family loans to FNMA. Under the terms of the multi-family sales program with FNMA, the Company retained a portion of the credit risk associated with the loans sold. As a result of the sales program with FNMA, SHUSA retains a 100% first loss position on each multi-family loan sold to FNMA under the program until the earlier to occur of (i) the aggregate approved losses on the multi-family loans sold to FNMA reaching the maximum loss exposure for the portfolio as a whole or (ii) all of the loans sold to FNMA under this program are fully paid off. At December 31, 2011 and 2010, the Company serviced $9.3 billion and $11.2 billion, respectively, of loans for FNMA that had been sold to FNMA with a maximum potential loss exposure of $167.4 million and $217.9 million, respectively. As a result of retaining servicing, the Company had net loan servicing assets of $0.4 million and $3.7 thousand at December 31, 2011 and 2010, respectively.

The Company established a liability related to the fair value of the retained credit exposure for loans sold to FNMA. This liability represents the amount that the Company estimates that it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon internal specific information and an industry based default curve with a range of estimated losses. At December 31, 2011 and 2010, SHUSA had a $135.5 million and $171.7 million liability related to the fair value of the retained credit exposure for loans sold to FNMA under this program. The Company recorded servicing asset amortization of $4.3 million and $9.4 million related to the multi-family loans sold to FNMA for 2011 and 2010, respectively. The Company recorded multi-family servicing recoveries of $4.8 million and $0.1 million as of December 31, 2011 and 2010.

Income related to BOLI increased to $58.6 million for 2011 compared to $54.1 million in 2010. This $4.5 million, or 8.4% increase, was due to increased death benefits in 2011.

Net gains on investment securities were $74.6 million for 2011, compared to $200.6 million for 2010. The decrease in gains on the sale of investments was primarily due to the sale of the non-agency mortgage backed securities during 2011 which resulted in a net loss of $103.3 million. The year ended December 31, 2011 included OTTI charges of $0.3 million on certain non-agency mortgage backed securities. The year ended December 31, 2010 results included OTTI charges of $4.8 million on non-agency mortgage backed securities and FNMA/FHLMC preferred stock as well as a pre-tax gain of $14.0 million on the sale of VISA shares.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General and Administrative Expenses

Total general and administrative expenses were $1.8 billion and $1.6 billion for 2011 and 2010, respectively, or an increase of 17.1%. The increase in general and administrative expense from 2010 to 2011 was due primarily to increased compensation and benefit expenses and increased loan servicing expenses at SCUSA. Loan servicing expense in 2011 was $215.1 million compared to $144.5 in 2010. Excluding SCUSA, general and administrative expenses were $1.3 billion and $1.2 billion for 2011 and 2010, respectively. For further information, see the Non-GAAP Financial Measures section of the MD&A. The $121.5 million increase in general and administrative expenses in 2011 was primarily due to increases in compensation and benefit expenses of $26.8 million, occupancy and equipment expenses of $30.4 million, outside services expenses of $20.5 million and legal services of $17.8 million.

Other Expenses

Total other expenses were $517.9 million for 2011 compared to $182.4 million for 2010. The increase in other expenses primarily related to the accruals of $344.2 million for the Trust PIERS litigation. See further discussion on the litigation in Note 20 to the Consolidated Financial Statements. Other expenses also included amortization expense of core deposit intangibles of $55.5 million for 2011 compared to $63.4 million for 2010. This decrease was due to decreased core deposit intangible amortization expense on previous acquisitions.

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

Income Tax Provision/(Benefit)

SHUSA recorded a tax provision of $908.3 million for 2011 compared to a benefit of $40.4 million for 2010. The effective tax rate for 2011 was 42.0% compared to (4.0)% for 2010. The effective tax rate for 2011 was impacted by the non-deductible accretion of discounts on debt related to the Trust PIERS litigation and the gain recognized related to the SCUSA Transaction. The effective tax rate for 2010 was impacted by reductions to the deferred tax valuation allowance. Excluding the impact of these items, the Company's effective tax rate for 2011 and 2010 was 36.3% and 33.3%, respectively. See Note 16 to the Consolidated Financial Statements for a reconciliation of the Company's effective tax rate to the statutory federal rate of 35.0%

The Company is subject to the income tax laws of the U.S., its states and municipalities and certain foreign countries. These tax laws are complex and subject to different interpretations by the taxpayer and the relevant governmental taxing authorities. In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of these inherently complex tax laws.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Line of Business Results

General

The Company's segments are focused principally around the customers that the Bank serves. The Retail Banking segment is primarily comprised of the branch locations and the residential mortgage business. The branches offer a wide range of products and services to customers and each attracts deposits by offering a variety of deposit instruments including demand and interest bearing demand deposit accounts, money market and savings accounts, certificates of deposit and retirement savings products. The branches also offer consumer loans such as home equity loans and lines of credit. The Retail Banking segment also includes business banking loans and small business loans to individuals. The Non-Strategic Assets segment is primarily comprised of non-strategic lending groups which include indirect automobile, aviation and continuing care retirement communities. The Corporate Banking segment provides the majority of the Company's commercial lending platforms such as commercial real estate loans, multi-family loans, commercial and industrial loans and the Company's related commercial deposits. The Global Banking and Markets segment includes businesses with large corporate domestic and foreign clients. The Other category includes investment portfolio activity, intangibles and certain unallocated corporate income and expenses.

The SCUSA segment is comprised of a specialized consumer finance company engaged in the purchase, securitization and servicing of retail installment contracts originated by automobile dealers and direct origination of retail installment contracts over the internet. As a result of the SCUSA Transaction, SCUSA is accounted for as an equity method investment. Refer to Note 3 of the Notes to Consolidated Financial Statements for additional information. For segment reporting purposes, SCUSA was managed as a separate business unit with its own systems and processes. Therefore, SCUSA was reported as a separate segment as of December 31, 2011.

With the exception of SCUSA, the Company's segment results are derived from the Company's business unit profitability reporting system by specifically attributing managed balance sheet assets, deposits and other liabilities and their related interest income or expense to each of the segments. Funds transfer pricing methodologies are utilized to allocate a cost for funds used or a credit for funds provided to business line deposits, loans and selected other assets using a matched funding concept.

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

Other income and expenses directly managed by each business line, including fees, service charges, salaries and benefits, and other direct expenses as well as certain allocated corporate expenses are accounted for within each segment's financial results. Accounting policies for the lines of business are the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business. Expenses are allocated to the business segments in accordance with the management reporting system, which includes the allocation of the majority of expenses including overhead costs which is not necessarily comparable with similar information published by other financial institutions. Where practical, the results are adjusted to present consistent methodologies for the segments.

During 2011, the multi-family and large corporate commercial specialty groups were merged into the Corporate Banking segment from the Non-Strategic Assets segment, which, for 2010, resulted in approximately $8.9 billion of average assets and $30.0 million of pretax income allocated to the Corporate Banking segment that had previously been allocated to the Non-Strategic Assets segment. Since the Non-Strategic Assets segment had no goodwill allocated to it, this reporting structure change had no impact on the amount of goodwill assigned to other segments. Prior period results were recast to conform to current methodologies for the segments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results Summary

The Retail Banking segment's net interest income increased $116.6 million to $836.2 million in 2011, primarily due to lower structural funding costs and pricing discipline in loans and customer deposits. The net spread on a match funded basis for this segment was 1.28% in 2011 compared to 1.25% in 2010. The average balance of the Retail Banking segment's loans was $24.3 billion and $22.3 billion during 2011 and 2010, respectively. The average balance of deposits was $36.2 billion in 2011 compared to $34.4 billion in 2010. Average assets for the Retail Banking segment were $24.8 billion in 2011, an increase of $1.4 billion from 2010. Total non-interest income for this segment decreased $50.0 million during 2011 to $415.4 million, primarily due to residential loan servicing rights impairments taken during 2011. The provision for credit losses decreased by $28.6 million in 2011 to $240.6 million primarily due to improved credit quality in the loan portfolio. Total expenses, including allocated corporate and direct support costs, increased from $766.6 million for 2010 to $830.6 million for 2011 due to increased headcount.

The Corporate Banking segment's net interest income decreased $50.7 million to $408.8 million for 2011 compared to 2010. The average balance of loans was $21.2 billion in 2011 versus $20.9 billion during 2010. The net spread on a match funded basis for this segment was 1.69% in both 2011 and 2010. The provision for credit losses decreased by $153.9 million in 2011 to $160.7 million, due to an improvement in commercial loan credit quality during the year. Total expenses, including allocated corporate and direct support costs, decreased $1.0 million to $109.4 million in 2011.

The Global Banking and Markets segment's net interest income increased $21.5 million to $47.7 million for 2011 compared to 2010, primarily due to average loans for this segment increasing during 2011. The average balance of loans was $2.6 billion in 2011 versus $1.1 billion during 2010. The net spread on a match funded basis for this segment was 1.73% in 2011 compared to 1.90% in 2010. Average assets for the Global Banking and Markets segment increased $1.6 billion during 2011 to $3.4 billion. Total non-interest income for this segment increased $17.8 million to $29.2 million during 2011 due to the increase in the average balance of loans. The provision for credit losses increased $15.5 million to $22.0 million during 2011, also due to the increase in the average balance of loans in this segment. Total expenses, including allocated corporate and direct support costs, increased $2.1 million to $13.3 million in 2011.

The Non-Strategic Assets segment's net interest income decreased $50.8 million to $63.4 million in 2011. The net spread on a match funded basis for this segment was 2.73% in 2011 compared to 2.46% in 2010. The average balance of loans was $2.7 billion and $4.5 billion during 2011 and 2010, respectively. The average balance of deposits was $106.3 million in 2011 compared to $115.2 million in 2010. Average assets for the Non-Strategic Assets segment decreased $1.7 billion during 2011 to $2.6 billion, due to this segment being comprised of portfolios that are in a run-off position. Total non-interest income decreased $14.0 million to $16.5 million in 2011, primarily due to the decrease in average loan balances. The provision for credit losses decreased $63.2 million in 2011 to $77.4 million, which is also attributable to the decrease in the average balance of loans. Total expenses, including allocated corporate and direct support costs, remained steady at $29.3 million in both 2011 and 2010. The activity and balances within this segment have been steadily decreasing due to the segment primarily being comprised of portfolios in a run-off position.

The net income before taxes for the Other category increased $447.6 million from 2010 to $503.0 million in 2011, primarily due to the SCUSA Transaction. See further discussion regarding the SCUSA Transaction in Note 3 to the Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results for SCUSA represented a full year of results as a consolidated subsidiary of SHUSA in 2011. The SCUSA segment net interest income increased $429.9 million to $2.2 billion in 2011 compared to 2010 due to increased earnings resulting from late 2010 loan acquisitions. The average balance of loans was $15.2 billion in 2011 versus $11.2 billion in 2010. Average borrowings in 2011 were $14.1 billion with an average cost of 2.96% compared to $10.7 billion with an average cost of 2.97% in 2010. Average assets in this segment increased $3.9 billion during 2011 to $15.8 billion, due to the portfolio acquisitions in late 2010. The increase in total non-interest income of $194.9 million to $440.5 million for 2011 was primarily due to higher servicing fees at SCUSA from acquisition volume. The provision for credit losses decreased in 2011 to $819.2 million from $888.2 million in 2010. Total expenses increased from $396.8 million in 2010 to $554.4 million in 2011. SCUSA continued to remain profitable due to strong pricing on its loan portfolio, favorable financing costs and adequate sources of liquidity which in part is attributable to its relationship with Santander. Additionally, SCUSA's successful servicing and collection practices enabled it to maximize cash collections on its portfolio and generate servicing fee income. Future profitability levels will depend on controlling credit losses and continuing to be able to effectively price new volume. SCUSA's business has also been favorably impacted by the fact that certain competitors have exited the subprime auto market.

CRITICAL ACCOUNTING POLICIES

Management's Discussion and Analysis ("MD&A") is based on the consolidated financial statements and accompanying notes that have been prepared in accordance with GAAP. The significant accounting policies of the Company are described in Note 1 to the Consolidated Financial Statements. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments, and, as such, have a greater possibility of producing results that could be materially different than originally reported. However, the Company is not currently aware of any reasonably likely events or circumstances that would result in materially different results. Management identified consolidation, accounting for the allowance for loan losses and the reserve for unfunded lending commitments, goodwill, derivatives and hedging activities and income taxes as the most critical accounting policies and estimates in that they are important to the portrayal of the Company's financial condition and results and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effects of matters that are inherently uncertain.

The Company’s senior management has reviewed these critical accounting policies and estimates with its Audit Committee. Information concerning the Company’s implementation and impact of new accounting standards issued by the FASB is discussed in Note 2,”Recent Accounting Developments”, to the Consolidated Financial Statements.

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

The Company's consolidated financial statements include the assets, liabilities, revenues and expenses of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

In accordance with the applicable accounting guidance for consolidations, the consolidated financial statements include any voting rights entities in which the Company has a controlling financial interest and any variable interest entities ("VIEs") for which the Company is deemed to be the primary beneficiary. The Company consolidates its VIEs if the Company has: (i) a variable interest in the entity; (ii) the power to direct activities of the VIE that most significantly impact the entity's economic performance; and (iii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE (i.e., the Company is considered to be the primary beneficiary). VIEs can include equity interests, subordinated debt, derivative contracts, leases, service agreements, guarantees, standby letters of credit, loan commitments, and other contracts, agreements and financial instruments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

On a regular basis, the Company reassesses whether it has a controlling financial interest and is the primary beneficiary of a VIE. The reassessment process considers whether the Company has acquired or divested the power to direct the activities of the VIE through changes in governing documents or other circumstances. The reassessment also considers whether the Company has acquired or disposed of a financial interest that could be significant to the VIE, or whether an interest in the VIE has become significant or is no longer significant. The consolidation status of the VIEs with which the Company is involved may change as a result of such reassessments. Changes in consolidation status are applied prospectively, with assets and liabilities of a newly consolidated VIE initially recorded at fair value. A gain or loss may be recognized upon deconsolidation of a VIE, depending on the carrying amounts of deconsolidated assets and liabilities compared to the fair value of retained interests and ongoing contractual arrangements.

  The Company uses the equity method to account for unconsolidated investments in voting rights entities or VIEs if the Company has significant influence over the entity's operating and financing decisions but does not maintain control. Unconsolidated investments in voting rights entities or VIEs in which the Company has a voting or economic interest of less than 20% generally are carried at cost. These investments are included in "Equity Method Investments" on the Consolidated Balance Sheet, and the Company's proportionate share of income or loss is included in other income.

In July 2009, Santander contributed SCUSA to the Company.  SCUSA's results of operations were consolidated from January 2009 until December 31, 2011. As of December 31, 2011, SCUSA was accounted for as an equity method investment. Refer to Note 3 of the Notes to Consolidated Financial Statements for additional information.

In accordance with ASC 810-10, Consolidation, the Company performs an analysis on a quarterly basis of each variable interest to determine if the Company is considered the primary beneficiary of the VIE. Those entities in which the Company is considered the primary beneficiary are consolidated, and, accordingly, the entity's assets, liabilities, revenues and expenses are included in the Company's consolidated financial statements. As of December 31, 2012, there were no VIEs for which the Company was considered the primary beneficiary. See further discussion in Note 7 to the Consolidated Financial Statements.

Investments in non-consolidated affiliates, including SCUSA and VIEs, are generally accounted for using the equity method.

Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

The allowance for loan losses and reserve for unfunded lending commitments represent management's best estimate of probable losses inherent in the loan portfolio. The adequacy of SHUSA's allowance for loan losses and reserve for unfunded lending commitments is regularly evaluated. This evaluation process is subject to numerous estimates and applications of judgment. Management's evaluation of the adequacy of the allowance to absorb loan losses takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans which have loss potential, delinquency trends, economic conditions, the level of originations and other relevant factors. Management also considers loan quality, changes in the size and character of the loan portfolio, the amount of non-performing loans, and industry trends. Changes in these estimates could have a direct material impact on the provision for credit losses recorded in the Consolidated Statements of Operations and could result in a change in the recorded allowance and reserve for unfunded lending commitments.The loan portfolio also represents the largest asset on the Consolidated Balance Sheet. Note 1 to the Consolidated Financial Statements describes the methodology used to determine the allowance for loan losses and reserve for unfunded lending commitments. A discussion of the factors driving changes in the amount of the allowance for loan losses and reserve for unfunded lending commitments is included in the Credit Risk Management section of this MD&A.

The allowance for loan losses consists of two elements: (i) an allocated allowance, which is comprised of allowances established on loans specifically evaluated for impairment and loans collectively evaluated for impairment based on historical loan loss experience adjusted for current trends and both general economic conditions and other risk factors in the Company's loan portfolios, and (ii) an unallocated allowance to account for a level of imprecision in management's estimation process. Reserve levels are collectively reviewed for adequacy and approved quarterly by Board-level committees.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company's allocated reserves are principally based on its various models subject to the Company's Model Risk Management framework. New models are approved by the Company's Models Committee, and inputs are reviewed periodically by the Company's internal audit function. Models, inputs and documentation are further reviewed and validated at least annually, and the Company completes a detailed variance analysis of historical model projections against actual observed results on a quarterly basis. Required actions resulting from the Company's analysis, if necessary, are governed by its Credit Loss Reserve Committee.

Absent significant other factors to the contrary, management generally considers an unallocated position within 5% of the overall allowance to be reasonably sufficient to absorb imprecisions of models to otherwise provide for coverage of inherent losses in the Company's entire loan and lease portfolio. Imprecisions include loss factors inherent in the loan portfolio that may not have been discreetly contemplated in the general and specific components of the allowance, as well as potential variability in estimates. Period-to-period changes in the Company's historical unallocated allowance for loan and lease loss positions are considered in light of these factors.

Goodwill

The acquisition method of accounting for business combinations requires the Company to make use of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the assets acquired and liabilities assumed. The excess of the purchase price of an acquired business over the fair value of the identifiable assets and liabilities represents goodwill. Goodwill and other indefinite-lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing.

The Company conducts its evaluation of goodwill impairment at the reporting unit level on an annual basis, and more frequently if events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value. A reporting unit is an operating segment or one level below. As of December 31, 2012, the reporting units with assigned goodwill were the Retail Banking and Corporate Banking units.

Under ASC 350, Intangibles - Goodwill and Other, an entity's goodwill impairment analysis is required to be completed in two steps unless the entity determines, based on certain qualitative factors, that it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is greater than its carrying amount, including goodwill, in which case the two-step process may be bypassed. It is worth noting that an entity has an unconditional option to bypass the preceding qualitative assessment (often referred to as step 0) for any reporting unit in any period and proceed directly to the first step of the goodwill impairment test. Guidance related to step 0 was issued in connection with ASU 2011-08, effective for the Company on January 1, 2012, with early adoption permitted. The Company did not early adopt ASU 2011-08 and, as a result, did not apply its provisions (step 0) in its annual 2011 goodwill impairment analysis. In addition, the Company did not apply the provisions in its 2012 goodwill impairment analysis.

The first step required by ASC 350 includes a comparison of the fair value of each reporting unit to its respective carrying amount, including its allocated goodwill. If the fair value of the reporting unit is in excess of the carrying value, the related goodwill is considered not to be impaired and no further analysis is necessary. If the carrying value of the reporting unit is higher than the fair value, there is an indication that impairment exists and a second step must be performed to measure the amount of impairment, if any, for that reporting unit.

When required, the second step of testing involves calculating the implied fair value of each of the affected reporting units. The implied fair value of goodwill is determined in the same manner as the amount of goodwill that is recognized in a business combination, which is the excess of the fair value of the reporting unit determined in step one over the fair value of the net assets and identifiable intangibles as if the reporting unit were being acquired. If the implied fair value of goodwill is in excess of the reporting unit's allocated goodwill amount, then no impairment charge is required. If the amount of goodwill allocated to the reporting unit exceeds the implied fair value of the goodwill, an impairment charged is recognized for the excess. A recognized impairment charge cannot exceed the amount of goodwill allocated to a reporting unit and cannot subsequently be reversed even if the fair value of the reporting unit recovers. As both of the Company's reporting units' fair value exceeded its carrying amounts, the Company was not required to perform the second step of the analysis in its 2011 or 2012 goodwill impairment analysis.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Goodwill impairment testing involves management judgment, requiring an assessment of whether the carrying value of the reporting unit can be supported by its fair value using widely accepted valuation techniques, such as the market approach (earnings and price-to-book value multiples of comparable public companies) and/or the income approach (discounted cash flow ("DCF") method).

The Company applied both of the preceding methodologies utilizing a number of factors, including actual operating results, future business plans, economic projections, and market data.

The market approach included earnings and price-to-book value multiples of comparable public companies which were applied to the earnings and equity for the Retail Banking and Corporate Banking reporting units.

The DCF method of the income approach incorporated the reporting units' forecasted cash flows, including a terminal value to estimate the fair value of cash flows beyond the final year of the forecasts. The discount rates utilized to obtain the net present value of the reporting units' cash flows were estimated using a capital asset pricing model. Significant inputs to this model include a risk-free rate of return, beta (which is a measure of the level of non-diversifiable risk associated with comparable companies for each specific reporting unit), market equity risk premium, and, in certain cases, an unsystematic, Company-specific, risk factor. The unsystematic risk factor is the input that specifically addresses uncertainty related to the Company's projections of earnings and growth, including the uncertainty related to loss expectations. The Company utilized discount rates that it believes adequately reflect the risk and uncertainty in the financial markets generally and specifically in its internally developed forecasts. The Company estimated expected rates of equity returns based on historical market returns and risk/return rates for similar industries of the reporting unit. The Company uses its internal forecasts to estimate future cash flows, and actual results may differ from forecasted results.

Both Retail Banking and Corporate Banking reporting units also had a control premium of 35%, which was determined by reviewing historical banking industry control premiums. The results of the income and market approaches were weighted to arrive at the final fair value of each reporting unit.

The Company completed its annual goodwill impairment test as of December 31, 2012, and determined that no impairment existed. The following table shows the allocation of goodwill to the reporting units for purposes of goodwill impairment testing:

	Retail Banking	Non-Strategic Assets	Corporate	Global Banking and Markets	SCUSA	Total
	(in thousands)
Goodwill at December 31, 2012	$2,259,179	$—	$1,172,302	$—	$—	$3,431,481

The estimated fair values of our Retail Banking and Corporate Banking reporting units exceeded their carrying values by at least 10%, and, as a result, the Company does not currently consider these reporting units to be at risk of not passing Step 1. However, the preceding fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be accurate predictions in the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of the aforementioned reporting units may include such items as follows:

•A prolonged downturn in the business environment in which the reporting units operate

•An economic recovery that significantly differs from our assumptions in timing or degree

•Volatility in equity and debt markets resulting in higher discount rates; and

•Unexpected regulatory changes.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

While historical performance and current expectations have resulted in fair values of goodwill in excess of carrying values, if our assumptions are not realized, it is possible that in the future an impairment charge may need to be recorded. However, it is not possible as this time to determine if an impairment charge would result or if such a charge would be material.

Derivatives and Hedging Activities

SHUSA and its subsidiaries use derivative instruments as part of their risk management process to manage risk associated with financial assets and liabilities, mortgage banking activities, and to assist commercial banking customers with their risk management strategies and for certain other market exposures.

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

Fair value hedges that are highly effective are accounted for by recording the change in the fair value of the derivative instrument and the related hedged asset, liability or firm commitment on the Consolidated Balance Sheet with the corresponding income or expense recorded in the Consolidated Statement of Operations. The adjustment to the hedged asset or liability is included in the basis of the hedged item, while the fair value of the derivative is recorded as an other asset or other liability. Actual cash receipts or payments and related amounts accrued during the period on derivatives included in a fair value hedge relationship are recorded as adjustments to the income or expense associated with the hedged asset or liability.

Cash flow hedges that are highly effective are accounted for by recording the fair value of the derivative instrument on the Consolidated Balance Sheet as an asset or liability, with a corresponding charge or credit, net of tax, recorded in accumulated other comprehensive income within stockholders' equity in the accompanying Consolidated Balance Sheet. Amounts are reclassified from accumulated other comprehensive income to the Statement of Operations in the period or periods the hedged transaction affects earnings. In the case where certain cash flow hedging relationships have been terminated, the Company continues to defer the net gain or loss in accumulated other comprehensive income and reclassifies it into interest expense as the future cash flows occur, unless it becomes probable that the future cash flows will not occur.

The portion of gains and losses on derivative instruments not considered highly effective in hedging the change in fair value or expected cash flows of the hedged item, or derivatives not designated in hedging relationships, are recognized immediately in the Consolidated Statement of Operations.

During 2012 and 2011, the Company had cash flow and fair value hedges recorded in the Consolidated Balance Sheet as “other assets” or “other liabilities,” as applicable. For both fair value and cash flow hedges, certain assumptions and forecasts related to the impact of changes in interest rates, foreign exchange and credit risk on the fair value of the derivative and the item being hedged must be documented at the inception of the hedging relationship to demonstrate that the derivative instrument will be effective in hedging the designated risk. If these assumptions or forecasts do not accurately reflect subsequent changes in the fair value of the derivative instrument or the designated item being hedged, the Company might be required to discontinue the use of hedge accounting for that derivative instrument. Once hedge accounting is terminated, all subsequent changes in the fair market value of the derivative instrument must be recorded in earnings, possibly resulting in greater volatility in earnings. If outstanding derivative positions that qualified for hedge accounting at December 31, 2012 were no longer considered effective, and thus did not qualify for hedge accounting, the impact in 2012 would have been to lower pre-tax earnings by a net of $121.3 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Income Taxes

Deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to reverse or be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. A valuation allowance will be established if the Company determines that it is more likely than not that a deferred tax asset will not be realized. This requires periodic analysis of the carrying amount of deferred tax assets and when the deferred tax assets will be realized in future periods. Consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. The critical assumptions used in the Company's deferred tax asset valuation allowance analysis were as follows: (a) the expectations of future earnings (b) estimates of the Company's long-term annual growth rate, based on the Company's long-term economic outlook in the U.S.; (c) estimates of the dividend income payout ratio from its equity method investment in SCUSA, based on the current policies and practices of SCUSA; (d) estimates of book income to tax income differences, based on the analysis of historical differences and the historical timing of the reversal of temporary differences; (e) the ability to carry back losses to recoup taxes previously paid; (f) estimates of tax credits to be earned on current investments, based on the Company's evaluation of the credits applicable to each investment; (g) experience with operating loss and tax credit carry-forwards not expiring unused; (h) estimates of applicable state tax rates based on current/most recent enacted tax rates and state apportionment calculations; (i) tax planning strategies and (j) current tax laws. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences.

The Company bases its expectations of future earnings, which are used to assess the realizability of its deferred tax assets, on financial performance forecasts of its operating subsidiaries and unconsolidated investees. The budgets and estimates used in these forecasts are approved by the Company's management. The assumptions underlying the forecasts are reviewed at least annually and adjusted as necessary based on current developments or when new information becomes available. The updates made and the variances between the Company's forecasts and its actual performance have not been significant enough to alter the Company's conclusions with regards to the realizability of its deferred tax asset. This includes the effect of the SCUSA transaction that occurred in 2011. The Company continues to forecast sufficient taxable income to fully realize its current deferred tax assets. Forecasted taxable income is subject to changes in overall market and global economic conditions.

In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of inherently complex tax laws of the U.S., its states and municipalities, as well as certain foreign countries. Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. The Company reviews its tax balances quarterly and as new information becomes available, the balances are adjusted, as appropriate. Interest and penalties on income tax payments are included within income tax expense in the Consolidated Statement of Comprehensive Income.

The Company recognizes in the financial statements tax benefits from tax positions when it is more likely than not the position will be sustained upon examination by tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. See Note 16 of the Consolidated Financial Statements for details on the Company's income taxes.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

Loan Portfolio

Table 5 presents the composition of the Company’s loan portfolio by type of loan and by fixed and variable rates at the dates indicated (in thousands):
Table 5: Composition of Loan Portfolio

	AT DECEMBER 31,
	2012		2011		2010		2009		2008
	BALANCE	PERCENT	BALANCE	PERCENT	BALANCE	PERCENT	BALANCE	PERCENT	BALANCE	PERCENT
Commercial real estate loans	$10,034,868	18.9%	$10,553,174	20.4%	$11,311,167	17.4%	$12,453,575	21.6%	$13,181,624	23.6%
Commercial and industrial loans	15,323,916	28.8%	12,235,399	23.7%	11,101,187	17.0%	12,071,896	20.9%	14,078,893	25.2%
Multi-family	7,572,555	14.2%	7,100,620	13.7%	6,746,558	10.3%	4,588,403	8.0%	4,526,111	8.1%
Total Commercial Loans	32,931,339	61.9%	29,889,193	57.8%	29,158,912	44.7%	29,113,874	50.5%	31,786,628	56.9%
Residential mortgages	11,244,409	21.0%	11,638,021	22.5%	11,179,713	17.2%	10,726,620	18.6%	11,417,108	20.5%
Home equity loans and lines of credit	6,638,466	12.5%	6,868,939	13.3%	7,005,539	10.7%	7,069,491	12.2%	6,891,918	12.3%
Total Consumer Loans secured by real estate	17,882,875	33.5%	18,506,960	35.8%	18,185,252	27.9%	17,796,111	30.8%	18,309,026	32.8%
Auto loans	295,398	0.6%	958,345	1.9%	16,714,124	25.7%	10,496,510	18.2%	5,482,852	9.8%
Other (1)	2,122,741	4.0%	2,305,353	4.5%	1,109,659	1.7%	264,676	0.5%	290,725	0.5%
Total Consumer Loans	20,301,014	38.1%	21,770,658	42.2%	36,009,035	55.3%	28,557,297	49.5%	24,082,603	43.1%
Total Loans	$53,232,353	100.0%	$51,659,851	100.0%	$65,167,947	100.0%	$57,671,171	100.0%	$55,869,231	100.0%
Total Loans with:
Fixed	$24,899,616	46.8%	$26,632,842	51.6%	$41,555,482	63.8%	$33,786,934	58.6%	$29,895,105	53.5%
Variable	28,332,737	53.2%	25,027,009	48.4%	23,612,465	36.2%	23,884,237	41.4%	25,974,126	46.5%
Total Loans	$53,232,353	100.0%	$51,659,851	100.0%	$65,167,947	100.0%	$57,671,171	100.0%	$55,869,231	100.0%

(1) Primarily includes RV/marine and personal unsecured portfolios.

The Company’s loan portfolio (including loans held for sale) at December 31, 2012 was $53.2 billion and was comprised of $32.9 billion of commercial loans (including $7.6 billion of multi-family loans), $17.9 billion of consumer loans secured by real estate, and $2.4 billion of consumer loans not secured by real estate. This compares to $29.9 billion of commercial loans (including $7.1 billion of multi-family loans), $18.5 billion of consumer loans secured by real estate, and $3.3 billion of consumer loans not secured by real estate at December 31, 2011.

At December 31, 2012, commercial loans (excluding multi-family loans) totaled $25.4 billion, representing 47.6% of the Company’s loan portfolio, compared to $22.8 billion, or 44.1% of the loan portfolio at December 31, 2011. At December 31, 2012 and December 31, 2011, 21.14% and 18.11%, respectively, of the total commercial portfolio was unsecured.

At December 31, 2012, multi-family loans totaled $7.6 billion, representing 14.2% of the Company’s loan portfolio, compared to $7.1 billion, or 13.7% of the loan portfolio at December 31, 2011. The increase in multi-family loans from 2011 to 2012 was primarily due to a portfolio purchase in March 2012.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Table 6 presents the contractual maturity of the Company’s commercial loans at December 31, 2012 (in thousands):
Table 6: Commercial Loan Maturity Schedule

	AT DECEMBER 31, 2012, MATURING
	In One Year Or Less	One to Five Years	After Five Years	Total
Commercial real estate loans	$1,621,861	$5,141,866	$3,271,141	$10,034,868
Commercial and industrial loans	5,561,837	7,705,833	2,056,246	15,323,916
Multi-family loans	381,745	3,604,540	3,586,270	7,572,555
Total	$7,565,443	$16,452,239	$8,913,657	$32,931,339
Loans with:
Fixed rates	$1,559,434	$6,538,649	$5,233,289	$13,331,372
Variable rates	6,006,009	9,913,590	3,680,368	19,599,967
Total	$7,565,443	$16,452,239	$8,913,657	$32,931,339

The consumer loan portfolio (including loans held for sale) secured by real estate, consisting of home equity loans and lines of credit and residential loans, totaled $17.9 billion at December 31, 2012, representing 33.5% of the Company’s loan portfolio, compared to $18.5 billion, or 35.8%, of the loan portfolio at December 31, 2011.

The consumer loan portfolio not secured by real estate, consisting of automobile loans and other consumer loans, totaled $2.4 billion at December 31, 2012, representing 4.6% of the Company’s loan portfolio, compared to $3.3 billion, or 6.4%, of the loan portfolio at December 31, 2011. Auto loans declined to $295.4 million at December 31, 2012 compared to $958.3 million at December 31, 2011 due to run-off in the Bank’s existing indirect auto loan portfolio.

Credit Risk Management

Extending credit to customers exposes the Company to credit risk, which is the risk that contractual principal and interest due on loans will not be collected due to the inability or unwillingness of the borrower to repay the loan. The Company manages credit risk in its loan portfolio through adherence to consistent standards, guidelines, and limitations established by the Company’s Board of Directors as set forth in its Board-approved Risk Tolerance Statement. Written loan policies establish underwriting standards, lending limits, and other standards or limits as deemed necessary and prudent. Various approval levels based on the amount of the loan and other key credit attributes have also been established. In order to ensure consistency and quality in accordance with the Company's credit and governance standards, authority to approve loans is shared jointly between the businesses and the credit risk group. Loans over certain dollar thresholds require approval by the Company's credit committees, with higher balance loans requiring approval by more senior level committees.

The Internal Audit group conducts ongoing independent reviews of the credit quality of the Company’s loan portfolios and the credit management processes to ensure the accuracy of the risk ratings and adherence to established policies and procedures, verify compliance with applicable laws and regulations, provide objective measurement of the risk inherent in the loan portfolio, and ensure that proper documentation exists. The results of these periodic reviews are reported to business line management, Risk Management and to the Audit Committee of both the Company and the Bank. The Company maintains a classification system for loans that identifies those requiring a higher level of monitoring by management because of one or more factors, including borrower performance, business conditions, industry trends, nature of collateral, collateral margin, economic conditions, or other factors. Loan credit quality is always subject to scrutiny by line management, credit professionals, and the Internal Audit group.

The following discussion summarizes the underwriting policies and procedures for the major categories within the loan portfolio and addresses SHUSA’s strategies for managing the related credit risk. Additional credit risk management related considerations are discussed further in the "Allowance for Loan Losses" section of this MD&A.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial Loans

Commercial loans principally represent commercial real estate loans (including multi-family loans), loans to commercial and industrial customers, and automotive dealer floor plan loans. Credit risk associated with commercial loans is primarily influenced by prevailing and expected economic conditions and the level of underwriting risk SHUSA is willing to assume. To manage credit risk when extending commercial credit, the Bank focuses on assessing the borrower’s capacity and willingness to repay and obtaining sufficient collateral. Commercial and industrial loans are generally secured by the borrower’s assets and by personal guarantees. Commercial real estate loans are originated primarily within the Mid-Atlantic, New York, and New England market areas and are secured by real estate at specified loan-to-values and often by a guarantee of the borrower.

Management closely monitors the composition and quality of the total commercial loan portfolio to ensure that significant credit concentrations by borrowers or industries are mitigated. At December 31, 2012 and 2011, 21.14% and 18.11% of the commercial loan portfolio, excluding multi-family, was unsecured, respectively.

Consumer Loans Secured by Real Estate

Credit risk in the direct and indirect consumer loan portfolio is controlled by strict adherence to underwriting standards that consider debt-to-income levels, the creditworthiness of the borrower, and collateral values. In the home equity loan portfolio, combined loan-to-value ratios are generally limited to 90% for both first and second liens. SHUSA originates and purchases fixed-rate and adjustable rate residential mortgage loans that are secured by the underlying 1-4 family residential properties. Credit risk exposure in this area of lending is minimized by the evaluation of the creditworthiness of the borrower, including debt-to-equity ratios, credit scores, and adherence to underwriting policies that emphasize conservative loan-to-value ratios of generally no more than 80%. Residential mortgage loans originated or purchased in excess of an 80% loan-to-value ratio are generally insured by private mortgage insurance, unless otherwise guaranteed or insured by the Federal, state, or local government. SHUSA also utilizes underwriting standards which comply with those of the FHLMC or the FNMA. Credit risk is further reduced, since a portion of the Company’s fixed rate mortgage loan production is sold to investors in the secondary market without recourse. Additionally, SHUSA entered into a credit default swap in 2006 on a portion of its residential real estate loan portfolio through a synthetic securitization structure. Under the terms of the credit default swap, the Company fulfilled the first loss exposure of $5.2 million as the protected party to the transaction. The Company will be reimbursed for losses of up to $32.7 million on the loans within a portion of the loan portfolio, which totaled $1.1 billion at December 31, 2012. Any losses sustained after the $32.7 million are the responsibility of the Company. This credit default swap term is equal to the term of the loan portfolio. The Company's commitment related to the guarantee will end in December 2037.

Consumer Loans Not Secured by Real Estate

The Company’s consumer loans not secured by real estate include acquired retail installment contracts from manufacturer franchised dealers in connection with their sale of used and new automobiles and trucks as well as acquired consumer marine and recreational vehicle and credit card loans. Credit risk is mitigated to the extent possible through early and aggressive collection practices, which includes the repossession of vehicles.

Collections

The Company closely monitors delinquencies as another means of maintaining high asset quality. Collection efforts generally begin within 15 days after a loan payment is missed by attempting to contact all borrowers and to offer a variety of loss mitigation alternatives. If these attempts fail, the Company will attempt to gain control of any and all collateral in a timely manner in order to minimize losses. While liquidation and recovery efforts continue, officers continue to work with the borrowers, if appropriate, to recover all money owed to the Company. The Company monitors delinquency trends at 30, 60, and 90 days past due. These trends are discussed at monthly management Asset Review Committee meetings and at the Company's and the Bank's Board of Directors' meetings.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Non-performing Assets

Table 7 presents the composition of non-performing assets at the dates indicated:

Table 7: Non-performing assets

	AT DECEMBER 31,
	2012	2011	2010	2009	2008
	(in thousands)
Non-accrual loans:
Commercial:
Commercial real estate	$291,236	$459,692	$653,221	$823,766	$319,565
Commercial and industrial	122,111	213,617	528,333	654,322	244,847
Multi-family	58,587	126,738	224,728	381,999	42,795
Total commercial loans	471,934	800,047	1,406,282	1,860,087	607,207
Consumer:
Residential mortgages	511,382	438,461	602,027	617,918	233,176
Consumer loans secured by real estate	170,486	108,075	125,310	117,390	69,247
Consumer not secured by real estate	18,874	12,883	592,650	535,902	4,045
Total consumer loans	700,742	559,419	1,319,987	1,271,210	306,468

Total non-accrual loans	1,172,676	1,359,466	2,726,269	3,131,297	913,675

Other real estate owned	65,962	103,026	143,149	99,364	49,900
Other repossessed assets	3,301	5,671	79,854	18,716	21,836
Total other real estate owned and other repossessed assets	69,263	108,697	223,003	118,080	71,736
Total non-performing assets	$1,241,939	$1,468,163	$2,949,272	$3,249,377	$985,411

Past due 90 days or more as to interest or principal and accruing interest	$3,052	$4,908	$169	$27,321	$123,301
Annualized net loan charge-offs to average loans (2)	0.98%	1.92%	2.01%	2.40%	0.83%
Non-performing assets as a percentage of total assets	1.45%	1.83%	3.29%	3.92%	1.28%
Non-performing loans as a percentage of total loans	2.20%	2.63%	4.18%	5.43%	1.64%
Non-performing assets as a percentage of total loans, real estate owned and repossessed assets	2.33%	2.84%	4.51%	5.62%	1.77%
Allowance for credit losses as a percentage of total non-performing assets (1)	98.5%	91.3%	84.7%	63.9%	118.5%
Allowance for credit losses as a percentage of total non-performing loans (1)	104.3%	98.6%	91.6%	66.3%	127.8%

(1)	Allowance for credit losses is comprised of the allowance for loan losses and the reserve for unfunded commitments, which is included in other liabilities.

(2)	Annualized net loan charge-offs to average loans is calculated as annualized net loan charge-off divided by the average loan balance for the year ended December 31, 2012.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company continues to experience an improvement in its overall credit quality metrics, including a reduction in non-performing assets, which were $1.2 billion, or 1.45% of total assets at December 31, 2012, compared to $1.5 billion, or 1.83% of total assets at December 31, 2011. At December 31, 2012, nonaccrual consumer loans had increased year-over-year due, in large part, to recently issued regulatory guidance requiring loans discharged under Chapter 7 bankruptcy (and not reaffirmed by the borrower) to be reported as nonaccrual and collateral-dependent, regardless of their delinquency status.

Nonperforming assets consist of nonaccrual loans and leases, which represent loans and leases no longer accruing interest, other real estate owned ("OREO") properties, and other repossessed assets.  When interest accruals are suspended, accrued interest income is reversed with accruals charged to earnings. The Company generally places all commercial, consumer, and residential mortgage loans except credit cards on nonaccrual status at 90 days past due for interest, principal or maturity, or earlier if it is determined that the collection of principal or interest on the loan is in doubt.  Credit cards continue to accrue interest until they are 180 days delinquent, at which point they are charged-off and all interest is removed from interest income.

In all instances, when the borrower's ability to make required interest and principal payments has resumed and collectability is no longer believed to be in doubt, the loan or lease is returned to accrual status. Generally, commercial loans categorized as nonaccrual remain in nonaccrual status until the payment status is current and an event occurs that fully remediates the impairment or until the loan demonstrates a sustained period of performance without a past due event, typically six months but a minimum of 90 days, and there is reasonable assurance as to the collectability of all amounts contractually due.  Within the consumer and residential mortgage portfolios, the accrual status is generally systematically driven so that if the customer makes payment that bring the loan below 90 days past due, the loan automatically will return to accrual status.

Non-performing loans ("NPLs") in the residential mortgage loan portfolio (including loans held for sale) were $511.4 million, or 4.55% of the $11.2 billion outstanding as of December 31, 2012. Non-performing (self-originated) consumer loans secured by real estate that were $123.0 million or 1.94% of the $6.3 billion outstanding as of December 31, 2012. The NPL ratio is significantly higher for the Company's residential mortgage loan portfolio compared to its consumer loans secured by real estate portfolio due to a number of factors, including: (1) prolonged work-out and foreclosure resolution processes, (2) differences in risk profiles, and (3) out-of-footprint loans (defined as loans that have collateral located outside the Company's geographic footprint).

As of December 31, 2012, while foreclosure inventory has decreased, prolonged work-out and foreclosure resolution challenges continued to impact both the residential mortgage and consumer loan secured by real estate portfolio NPL balances. The likelihood of a foreclosure is greater in our residential mortgage portfolio than our consumer real estate secured portfolio due to the larger volume of loans in senior lien position. Exclusive of the Chapter 7 bankruptcy NPL accounts, approximately 88.28% of the NPL balance in the residential mortgage portfolio is secured by a senior lien, while only 41.40% of the NPL balance in the consumer real estate secured portfolio is in a senior lien position. Consumer real estate secured NPLs may get charged off more quickly due to the lack of equity to foreclose from a junior lien position.

Overall, 42.37% of residential mortgage loans in the NPL category were in foreclosure as of December 31, 2012.  In contrast, the proportion of NPLs for consumer loans secured by real estate in foreclosure totaled 15.38%. While the foreclosure moratorium was lifted, and activity resumed in the fourth quarter of 2011, delays in Pennsylvania, New Jersey, New York, and Massachusetts are limiting balances being removed from NPL and contribute to a higher NPL ratio trend in 2012. The percentage of the Company's residential mortgage loans, which are in foreclosure status in these states are as follows: New Jersey (29.23%), New York (13.54%), Pennsylvania (11.45%) and Massachusetts (6.78%).

As of December 31, 2012, the residential mortgage loan portfolio included $1.2 billion (10.97%) of Alt-A loans which do not exist in the consumer loans secured by real estate portfolio. The Alt-A segment consists of loans with limited documentation requirements which were originated via brokers outside of the Company's geographic footprint. Out-of-footprint loans represent $520.8 million, or 42.23%, of the $1.2 billion in Alt-A outstandings. As of December 31, 2012, non-performing Alt-A balances represented $202.3 million, or 39.55%, of the total NPL balances of $511.4 million. The performance of the Alt-A segment has remained poor, averaging a 14.25% NPL ratio month- over- month through December 31, 2012.  Alt-A mortgage originations were discontinued in the first quarter of 2009 and have continued to run off at an average rate of 1.45% per month. Alt-A NPL balances represented 64.58% of the total residential mortgage loan portfolio NPL balance as of March 31, 2009, versus 39.55% as of December 31, 2012. As the Alt-A segment runs off and higher quality residential mortgages are added to the portfolio, the shift in product mix is expected to continue to lower NPL levels.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Finally, the proportion of out-of-footprint loans is significantly higher in the residential mortgage portfolio than in the consumer loans secured by real estate portfolio. Historically, the NPL ratio for out-of-footprint loans has been higher compared to in-footprint lending. A total of $1.1 billion (9.66%) of the residential mortgage loan portfolio was originated with collateral located outside the Bank's geographic footprint as of December 31, 2012. Out-of-footprint NPL balances for the residential mortgage loan portfolio were $107.5 million (9.90%) as of December 31, 2012. The out-of-footprint NPL balance represented 21.02% of total NPL balances for the residential mortgage loan portfolio. In comparison, the consumer loans secured by real estate portfolio has significantly less out-of-footprint loans, with a total of $54.1 million (0.85%) originated with collateral located outside the Bank's geographic footprint. The out-of-footprint NPL balance represented only 1.71% of the total NPL balance for the consumer loans secured by real estate portfolio.

Troubled Debt Restructuring

TDRs are loans that have been modified so that the Company has agreed to make certain concessions to customers to both meet the needs of the customers and to maximize the ultimate recovery of the loan. TDRs occur when a borrower is experiencing, or is expected to experience, financial difficulties and the loan is modified using a modification that would otherwise not be granted to the borrower. The types of concessions granted are generally interest rate reductions, limitations on the accrued interest charged, term extensions, and deferment of principal.

TDRs are generally placed on nonaccrual status upon modification, unless the loan was performing immediately prior to modification. TDRs may return to accrual status after demonstrating at least six consecutive months of sustained payments after modification, as long as the Company believes the principal and interest of the restructured loan will be paid in full. To the extent the TDR is determined to be collateral-dependent and the source of repayment depends on the operation of the collateral, the loan may be returned to accrual status based on the foregoing parameters. To the extent the TDR is determined to be collateral-dependent and the source of repayment depends on the disposal of the collateral, the loan may not be returned to accrual status.

While the Company's credit quality trends have continued to improve, non-performing TDRs increased $200.8 million from December 31, 2011 to December 31, 2012. The increase was driven by a number of factors. TDRs initially placed on non-accrual status which have not yet sustained six consecutive months of payments, and for which, as a result, repayment is not yet deemed reasonably assured increased by approximately $250.6 million for the twelve-month period ended December 31, 2012 primarily due to regulatory guidance issued by the OCC, the Bank's primary regulator, and the Company's continuing efforts to meet the needs of its customers and maximize the ultimate recovery of its receivables. TDRs returned to accrual or paid off during the twelve-month period ended December 31, 2012 decreased the Company's non-performing TDR balance by approximately $59.2 million. In addition, balances of non-performing TDRs decreased due to charge-offs and pay-downs by approximately $42.3 million from December 31, 2011 to December 31, 2012. Finally, nonperforming TDRs which were previously performing at December 31, 2011 increased approximately $51.8 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Table 8 summarizes TDRs at the dates indicated:

Table 8: Troubled Debt Restructuring

	December 31, 2012	December 31, 2011
	(in thousands)
Performing
Commercial	$203,012	$102,934
Residential mortgage	421,242	385,863
Other consumer	49,015	38,849
Total performing	673,269	527,646
Non-performing
Commercial	132,177	93,420
Residential mortgage	214,328	105,476
Other consumer	71,565	18,359
Total non-performing	418,070	217,255
Total	$1,091,339	$744,901

Potential Problem Loans

Potential problem loans are loans not currently classified as non-performing loans, for which management has doubts as to the borrowers’ ability to comply with present repayment terms. These assets are principally loans delinquent more than 30 days but less than 90 days. Potential problem commercial loans amounted to $127.2 million and $87.0 million at December 31, 2012 and 2011, respectively. Potential problem consumer loans amounted to $412.1 million and $483.2 million at December 31, 2012 and 2011, respectively. Management has evaluated these loans and reserved for them during the respective years.

Delinquencies

The Company’s loan delinquencies (all performing loans held for investment 30 or more days delinquent and excluding nonaccrual loans) as of December 31, 2012 were $542.4 million, compared to $575.1 million as of December 31, 2011. As a percentage of total loans, performing delinquencies were 1.04% at December 31, 2012, a decrease from 1.12% at December 31, 2011. Performing consumer loans secured by real estate delinquencies decreased from $396.2 million to $343.7 million during the same time period, and decreased as a percentage of total consumer loans secured by real estate from 2.18% to 2.02%. Performing consumer loans not secured by real estate delinquencies decreased from $90.7 million to $71.5 million during the same time period but increased as a percentage of total consumer loans not secured by real estate from 2.78% to 2.96%. Performing commercial loan delinquencies increased from $88.2 million to $127.2 million and increased as a percentage of total commercial loans from 0.30% to 0.39%.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Allowance for Credit Losses

The allowance for loan losses and the reserve for unfunded lending commitments (collectively, the “Allowance for Credit Losses”) are maintained at levels that management considers adequate to provide for losses based upon an evaluation of known and inherent risks in the loan portfolio. Management's evaluation takes into consideration the risks inherent in the portfolio, past loan loss experience, specific loans with loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance for credit losses may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

Table 9 presents the allocation of the allowance for loan losses and the percentage of each loan type to total loans at the dates indicated:
Table 9: Allocation of the Allowance for Loan Losses by Product Type

	AT DECEMBER 31,
	2012		2011		2010		2009		2008
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(in thousands)
Allocated allowance:
Commercial loans	$580,931	62%	$766,865	58%	$905,786	45%	$989,192	50%	$752,835	57%
Consumer loans	407,259	38%	292,816	42%	1,275,982	55%	824,529	50%	342,529	43%
Unallocated allowance	25,279	n/a	23,811	n/a	15,682	n/a	4,503	n/a	7,389	n/a
Total allowance for loan losses	$1,013,469	100%	$1,083,492	100%	$2,197,450	100%	$1,818,224	100%	$1,102,753	100%
Reserve for unfunded lending commitments	210,000		256,485		300,621		259,140		65,162
Total allowance for credit losses	$1,223,469		$1,339,977		$2,498,071		$2,077,364		$1,167,915

Allowance for Loan Losses

The allowance for loan losses decreased $70.0 million from December 31, 2012 compared to December 31, 2011. The decrease in the allowance for loan losses can be attributed to an overall improvement in the credit quality of the loan portfolio, with decreases in net charge-offs, delinquent loans, and non-accrual loans from 2011 to 2012. Excluding loans classified as non-accrual, loans past due have decreased from $575.1 million as of December 31, 2011 to $542.4 million as of December 31, 2012.

Management regularly monitors the condition of its portfolio, considering factors such as historical loss experience, trends in delinquency and non-performing loans, changes in risk composition and underwriting standards, experience and ability of staff and regional and national economic conditions and trends.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For the commercial loan portfolio excluding small business loans (businesses with sales of up to $3.0 million), the Company has specialized credit officers, a monitoring unit, and workout units that identify and manage potential problem loans. Changes in management factors, financial and operating performance, company behavior, industry factors and external events and circumstances are evaluated on an ongoing basis to determine whether potential impairment is evident and additional analysis is needed. For the commercial loan portfolios, risk ratings are assigned to each individual loan to differentiate risk within the portfolio, reviewed on an ongoing basis by credit risk management, and revised, if needed, to reflect the borrowers’ current risk profiles and the related collateral positions. The risk ratings consider factors such as financial condition, debt capacity and coverage ratios, market presence and quality of management. Generally, credit officers reassess a borrower’s risk rating on at least an annual basis, and more frequently if warranted. This reassessment process is managed on a continual basis by the Credit Monitoring group to ensure consistency and accuracy in risk ratings, as well as the appropriate frequency of risk rating review by the Bank’s credit officers. The Company’s Internal Audit group regularly performs loan reviews and assesses the appropriateness of assigned risk ratings. When credits are downgraded below a certain level, the Company’s Workout Department becomes responsible for managing the credit risk. Risk rating actions are generally reviewed formally by one or more credit committees depending on the size of the loan and the type of risk rating action being taken. Detailed analyses are completed that support the risk rating and management’s strategies for the customer relationship going forward.

If a loan is identified as impaired and is collateral dependent, an initial appraisal is obtained to provide a baseline to determine the property’s fair market value. The frequency of appraisals depends on the type of collateral being appraised. If the collateral value is subject to significant volatility (due to location of the asset, obsolescence, etc.), an appraisal is obtained more frequently. At a minimum, updated appraisals for impaired loans are obtained within a 12-month period if the loan remains outstanding for that period of time.

When the Bank determines that the value of an impaired loan is less than its carrying amount, the Bank recognizes impairment through a provision estimate or a charge-off to the allowance. Management performs these assessments on at least a quarterly basis. For commercial loans, a charge-off is recorded when a loan, or a portion thereof, is considered uncollectible and of such little value that its continuance on the Bank’s books as an asset is not warranted. Charge-offs are recorded on a monthly basis, and partially charged-off loans continue to be evaluated on at least a quarterly basis, with additional charge-offs or loan loss provisions taken on the remaining loan balance, if warranted, utilizing the same criteria.

The portion of the allowance for loan losses related to the commercial portfolio decreased from $766.9 million at December 31, 2011 (2.57% of commercial loans) to $580.9 million at December 31, 2012 (1.76% of commercial loans). More than half of the reduction ($105.1 million) is attributable to the resolution of the ASC 310-10-35 impaired loan portfolio and associated specific reserves. Additionally, the portfolio risk distribution has shown improvement related to portfolio credit quality (lower levels of classified and non-accruing loans). In addition, there has been a booking of higher quality credits to replace the loans that were negatively impacted in the last recession. In particular, the growth of the Company's Global Banking and Markets business has played a role in lowering the commercial and industrial coverage rate as loans to these highly rated investment grade multi-national corporations typically require lower coverage rates than the Company's middle market commercial and industrial lending business.

The consumer loan and small business loan portfolios are monitored for credit risk and deterioration with statistical tools considering factors such as delinquency, loan-to-value ratios, and credit scores. Management evaluates the consumer portfolios throughout their life cycles on a portfolio basis. When problem loans are identified that are secured with collateral, management examines the loan files to evaluate the nature and type of collateral supporting the loans. Management documents the collateral type, date of the most recent valuation, and whether any liens exist, to determine the value to compare against the committed loan amount.

The Company places residential mortgage loans on non-performing status at 90 days delinquent or sooner, if management believes the loan has become impaired, unless a return to current status is expected imminently. A loan is considered to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay (e.g., less than 90 days) or insignificant shortfall in the amount of payments does not necessarily result in the loan being identified as impaired.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For both residential and home equity loans, loss severity assumptions are incorporated in the loan loss reserve models to estimate loan balances that will ultimately charge-off. These assumptions are based on recent loss experience within various combined loan-to-value ("CLTV") bands within these portfolios. CLTVs are refreshed quarterly by applying Federal Housing Finance Agency Home Price Index changes at a state-by-state level to the last known appraised value of the property to estimate the current CLTV. The Company's allowance for loan losses incorporates the refreshed CLTV information to update the distribution of defaulted loans by CLTV as well as the associated loss given default for each CLTV band. Reappraisals on a recurring basis at the individual property level are not considered cost-effective or necessary; however, reappraisals are performed on certain higher risk accounts to support line management activities, default servicing decisions, or when other situations arise where the Company believes the additional expense is warranted.

Consumer loans (excluding auto loans and credit cards) and any portion of a consumer loan secured by a real estate mortgage not adequately secured are generally charged-off when deemed to be uncollectible or delinquent 180 days or more (120 days for closed-end consumer loans not secured by real estate), whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment likelihood include: a loan that is secured by collateral and is in the process of collection; a loan supported by a valid guarantee or insurance; or a loan supported by a valid claim against a solvent estate. Auto loans are charged off when an account becomes 121 days delinquent if the Company has not repossessed the related vehicle. The Company charges off accounts in repossession when the automobile is repossessed and legally available for disposition. Credit cards that are 180 days delinquent are charged-off and all interest is removed from interest income.

As of December 31, 2012, the Company had $930.4 million and $5.4 billion of consumer home equity loans and lines of credit, which included $482.3 million and $3.2 billion, or 52% and 59%, in junior lien positions, respectively. Loss severity rates on these consumer home equity loans and lines of credit in junior lien positions had loss severity rates of 77% and 84%, respectively, as of December 31, 2012.

In connection with these home equity loans and lines of credit secured by junior liens, the Company does not have the ability to track whether or not a senior lien is in default if we do not hold or service the loan. As a result, this information is not explicitly incorporated into the allowance calculation. However, FICO scores for home equity borrowers are refreshed quarterly to monitor changes in the borrowers' credit profile. While these FICO scores and certain other factors are not explicitly incorporated into the Company's allowance models, they are refreshed and monitored on a quarterly basis, and significant trends are evaluated for consideration as a qualitative adjustment to the allowance. No significant shifts in trends have been observed during the periods presented to warrant a qualitative adjustment to the Company's allowance for loan loss levels.

To ensure the Company has captured losses inherent in its home equity portfolios, the Company estimates its allowance for loan losses for home equity loans and lines of credit by segmenting its portfolio into sub-segments based on the nature of the portfolio, and certain risk characteristics such as product type, lien positions, and origination channels. Projected future defaulted loan balances are estimated within each portfolio sub-segment by incorporating risk parameters, including the current payment status as well as historical trends in delinquency roll rates. Other assumptions, including prepayment and attrition rates, are also calculated at the portfolio sub-segment level and incorporated into the estimation of the likely volume of defaulted loan balances. The projected default volume is stratified across CLTV ratio bands, and a loss severity rate for each CLTV band is applied based on the Company's historical net credit loss experience. This amount is then adjusted, as necessary, for qualitative considerations to reflect changes in underwriting, market, or industry conditions, or changes in trends in the composition of the portfolio, including risk composition, seasoning, and underlying collateral.

Beginning in the fourth quarter of 2012, the Company considers the delinquency status of its senior liens in cases where the Company services the lien. The Company currently services the senior lien on 22% of junior lien home equity principal balances. Of the junior lien home equity loan and line of credit balances that are current, approximately 2% have a senior lien that is one or more payments past due. When the senior lien is delinquent but the junior lien is current, allowance levels are adjusted to reflect loss estimates consistent with the delinquency status of the senior lien. The Company also extrapolates these impacts to the junior lien portfolio where the senior lien is serviced by another investor and the delinquency status of the senior lien is presently unknown. The Company is presently undertaking an effort to source the actual delinquency status of senior liens serviced by other servicers through the use of credit bureau data, but this initiative is not expected to be completed until late 2013.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Although the Company does not currently have the ability to track whether or not a senior lien is in default if the Company does not hold or service the loan, the lien position is reflected in the loss history and is captured as part of the historical loss experience utilized in the determination of the allowance for loan losses. Moreover, the Company's allowance models and reserve levels are back-tested on a quarterly basis to ensure both remain within established standards. As a result, management believes that the current allowance for loan losses is maintained at a level sufficient to absorb inherent losses in the portfolio.

Depository and lending institutions in the U.S. generally are expected to experience a significant volume of home equity lines of credit which will be approaching the end of their draw periods over the next several years following the growth in home equity lending experienced during 2003-2007. As a result, many of these home equity lines of credit will either convert to amortizing loans or have principal due as a balloon payment. The Company's home equity line of credits are generally open-ended, revolving loans with fixed-rate lock options and with draw periods of up to 10 years, along with amortizing repayment periods of up to 15 years. We currently do not monitor delinquency rates differently for amortizing and non-amortizing lines, but instead segment our home equity line of credit portfolio by certain other risk characteristics which we monitor along with several credit quality metrics including delinquency. Our home equity lines of credit are generally underwritten considering fully drawn and fully amortizing levels. As a result, we currently do not anticipate a significant deterioration in credit quality when these home equity lines of credit begin to amortize. In addition, the percentage of the Company's current home equity lines of credit that are expected to reach the end of their draw periods prior to December 31, 2018 is approximately 4.2% and not considered significant. We are currently enhancing our data capabilities to monitor home equity line of credit delinquency trends by amortizing and a non-amortizing status, and will look to expand our disclosures in future filings to discuss significant delinquency trends affecting the Company's home equity portfolios when this information becomes available.

The allowance for consumer loans was $407.3 million and $292.8 million at December 31, 2012 and December 31, 2011, respectively. The allowance as a percentage of consumer loans was 2.01% at December 31, 2012 and 1.35% at December 31, 2011, respectively. The increase was primarily due to an increased level of loan modifications considered TDRs driven by regulatory guidance requiring loans discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower to be reported as collateral dependent TDRs, regardless of their delinquency status, as well as the Company's continuing efforts to meet the needs of its customers and maximize the ultimate recovery of its receivables.

Additionally, the Company reserves for certain inherent, but undetected, losses that are probable within the loan portfolio. Absent significant other factors to the contrary, management generally considers an unallocated position within 5% of the overall allowance to be reasonably sufficient to absorb imprecisions of models to otherwise provide for coverage of inherent losses in the Company's entire loan and lease portfolio. Imprecisions include loss factors inherent in the loan portfolio that may not have been discreetly contemplated in the general and specific components of the allowance, as well as potential variability in estimates. Period-to-period changes in the Company's historical unallocated allowance for loan and lease loss positions are considered in light of these factors.The unallocated allowance for loan losses was $25.3 million at December 31, 2012 and $23.8 million at December 31, 2011.

Reserve for Unfunded Lending Commitments

In addition to the allowance for loan losses, the Bank estimates probable losses related to unfunded lending commitments. Risk factors, in conjunction with an analysis of historical loss experience, current economic conditions and performance trends within specific portfolio segments, and any other pertinent information result in the estimation of the reserve for unfunded lending commitments. Additions to the reserve for unfunded lending commitments are made by charges to the provision for credit losses, and this reserve is classified within other liabilities on the Company's Consolidated Balance Sheet.

The reserve for unfunded lending commitments has decreased to $210.0 million at December 31, 2012 from $256.5 million at December 31, 2011. Once an unfunded lending commitment becomes funded and is carried as a loan, the corresponding reserves are transferred to the allowance for loan losses.

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

Investment Securities

Investment securities consist primarily of mortgage-backed securities, tax-free municipal securities, U.S. Treasury and government agency securities, corporate debt securities, asset backed securities and stock in the FHLB. Mortgage-backed securities consist of pass-through, collateralized mortgage obligations, and adjustable rate mortgages issued by federal agencies. The Company’s mortgage-backed securities are either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by Standard and Poor’s and Moody’s at the date of issuance. The Company’s available-for-sale investment strategy is to purchase liquid fixed-rate and floating-rate investments to adequately manage the Company's liquidity position and interest rate risk. The average life of the available-for-sale investment portfolio at December 31, 2012 was approximately 4.02 years, compared to 4.24 years at December 31, 2011. The average effective duration of the investment portfolio at December 31, 2012 was 3.16 years. The actual maturities of mortgage-backed securities available for sale will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

We conduct a comprehensive security-level impairment assessment quarterly on all securities in an unrealized loss position to determine whether the loss represents OTTI. Our assessment considers the security structure, recent security collateral performance metrics, external credit ratings, failure of the issuer to make scheduled interest or principal payments, our judgment and expectations of future performance, and relevant independent industry research, analysis and forecasts. We also consider the severity of the impairment in our assessment.

When such a decline in value is deemed to be OTTI, an impairment loss is recognized in current period operating results to the extent of the decline. See Note 4 to the Consolidated Financial Statements for further discussion and analysis of management’s determination that the unrealized losses in the investment portfolio at December 31, 2012 and 2011 were considered temporary.

The Company did not incur any OTTI charges in 2012; however, 2011 and 2010 results included OTTI charges of $0.3 million and $4.8 million, respectively, on non-agency mortgage-backed securities. Economic conditions significantly impact the fair value of certain non-agency mortgage-backed securities. The collateral for these securities consisted of residential loans originated by a diverse group of private label issuers. During 2011, the Company sold the majority of its non-agency mortgage-backed securities portfolio, resulting in the recognition of $103.3 million in unrealized losses. The sale was the result of management’s strategic decision to exit certain asset classes in light of new capital and liquidity requirements expected in 2012.

Table 10 presents the book value of investment securities by obligor and Table 11 presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies and corporations) having an aggregate book value in excess of 10% of the Company’s stockholders’ equity that were held by the Company at December 31, 2012 (dollars in thousands):

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Table 10: Investment Securities by Obligor

	AT DECEMBER 31,
	2012	2011
Investment securities available-for-sale:
U.S. Treasury and government agencies	$6,421,730	$3,995,050
FNMA, FHLMC, and FHLB securities	5,672,046	5,088,646
State and municipal securities	2,060,292	1,784,778
Other securities	4,529,952	4,690,102
Total investment securities available-for-sale	18,684,020	15,558,576
Other investments	1,053,723	575,370
Total investment portfolio	$19,737,743	$16,133,946

Other securities primarily includes Corporate debt securities and asset backed securities.

Table 11: Investment Securities of Single Issuers

	AT DECEMBER 31, 2012
	Amortized Cost	Fair Value
FNMA	$2,753,815	$2,780,818
FHLMC	2,989,894	3,015,268
GNMA[1]	6,210,723	6,278,118
Total	$11,954,432	$12,074,204

1 Includes U.S. government agency mortgage-backed securities.

Investment Securities Available-for-Sale

Securities expected to be held for an indefinite period of time are classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported as a separate component of stockholders’ equity, net of estimated income taxes, unless a decline in value is deemed to be other-than-temporary, in which case the decline is recorded in the current period's operating results. The majority of the securities have readily determinable market prices that are derived from secondary institutional markets with an exit price that is predominantly reflective of bid level pricing in those markets. Decisions to purchase or sell these securities are based on economic conditions, including changes in interest rates, and asset/liability management strategies.

Total investment securities available-for-sale increased to $18.7 billion at December 31, 2012, compared to $15.6 billion at December 31, 2011. The increase was primarily due to management's strategy to increase the investment portfolio as it manages interest rate risk and excess liquidity. The increase was primarily due to purchases of government agency securities. For additional information with respect to the Company’s investment securities, see Note 4 in the Notes to the Consolidated Financial Statements.

Other Investments

Other investments, which consists of FHLB and FRB stock, as well as an FHLB CD, increased from $0.6 billion at December 31, 2011 to $1.1 billion at December 31, 2012, primarily due to the purchase of $378.9 million of Federal Reserve Bank stock in the first quarter of 2012 as part of the Bank's charter conversion.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Goodwill and Other Intangible Assets

Goodwill was $3.4 billion at December 31, 2012 and December 31, 2011. There were no additions or impairments to goodwill in 2012 or 2011. Other intangibles, net of accumulated amortization, were $61.9 million at December 31, 2012 and $99.2 million at December 31, 2011. The decrease of $37.2 million is due to year-to-date amortization expense. Goodwill and other intangible assets represented 4.1% of total assets and 26.4% of total stockholders' equity at December 31, 2012.

Goodwill and other indefinite-lived intangible assets are not amortized on a recurring basis, but are subject to periodic impairment testing. This testing is required annually, or more frequently if events or circumstances indicate there may be impairment. The annual goodwill impairment test was performed as of December 31, 2012, and no impairment was noted as part of this testing. The Company expects to perform its next annual goodwill impairment test at December 31, 2013.

Other Assets

Other assets at December 31, 2012 were $2.2 billion, compared to $2.3 billion at December 31, 2011. Included in other assets at December 31, 2012 and 2011 were primarily net deferred tax assets, other real estate owned and repossessed assets, derivative assets, prepaid assets, MSRs and miscellaneous receivables. Deferred tax assets increased $84.8 million from $695.6 million at December 31, 2011 to $780.4 million at December 31, 2012. See detail of this activity in Note 16 to the Consolidated Financial Statements. Total other real estate owned ("OREO") and other repossessed assets decreased by $39.4 million from $108.7 million at December 31, 2011 to $69.3 million at December 31, 2012 due to $101.8 million of properties sold and $6.9 million of additional write-downs offset by inflows of properties classified as OREO and other repossessed assets. Miscellaneous receivables decreased $50.5 million from $688.7 million at December 31, 2011 to $638.2 million at December 31, 2012 due to a reduced receivable balance on loan portfolios serviced by SCUSA and the timing of various payments. Prepaid assets decreased $121.8 million from $361.5 million at December 31, 2011 to $239.7 million at December 31, 2012 primarily due to a decrease in prepaid federal insurance premiums.

Premises and Equipment

Total premises and equipment, net, was $748.8 million at December 31, 2012 compared to $669.1 million at December 31, 2011. The increase in total premises and equipment is due to computer software implementation as the Company continues to integrate Santander’s IT and operating systems. For additional information, refer to Note 6 in the Notes to Consolidated Financial Statements.

Deposits and Other Customer Accounts

The Bank attracts deposits within its primary market area by offering a variety of deposit instruments, including demand and interest-bearing demand deposit accounts, money market accounts, savings accounts, customer repurchase agreements, certificates of deposit and retirement savings plans. The Bank also issues wholesale deposit products such as brokered deposits and government deposits on a periodic basis, which serve as an additional source of liquidity for the Company.

Total deposits and other customer accounts at December 31, 2012 were $50.8 billion, compared to $47.8 billion at December 31, 2011. The increase in deposits from December 31, 2011 to December 31, 2012 was primarily due to certificates of deposit, which increased $2.8 billion, or 28.0%, due to the increase in brokered deposits; savings, which increased $304.6 million, or 8.7%, due to a steady growth in retail savings; and non-interest bearing deposits, which increased $401.1 million, or 5.1%, offset by a decrease in money market accounts of $499.3 million, or 2.9%, mainly due to decreased retail and wholesale money market accounts.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Borrowings and Other Debt Obligations

Table 12 summarizes information regarding borrowings and other debt obligations (in thousands):
Table 12: Details of Borrowings

	DECEMBER 31,
	2012	2011	2010
Bank borrowings and other debt obligations
REIT preferred:
Balance	$150,434	$148,966	$147,530
Weighted average interest rate at year-end	13.95%	14.08%	14.20%
Maximum amount outstanding at any month-end during the year	$150,434	$148,966	$147,530
Average amount outstanding during the year	$149,648	$148,201	$146,783
Weighted average interest rate during the year	13.96%	14.09%	14.20%
Bank Senior Notes:
Balance	$—	$1,349,920	$1,348,111
Weighted average interest rate at year-end	—%	3.92%	3.92%
Maximum amount outstanding at any month-end during the year	$—	$1,349,920	$1,348,111
Average amount outstanding during the year	$59,010	$1,348,964	$1,347,201
Weighted average interest rate during the year	4.00%	3.95%	3.91%
Bank Subordinated Notes:
Balance	$751,618	$756,831	$1,472,921
Weighted average interest rate at year-end	7.56%	7.57%	6.08%
Maximum amount outstanding at any month-end during the year	$759,132	$1,253,975	$1,606,643
Average amount outstanding during the year	$754,906	$995,384	$1,535,701
Weighted average interest rate during the year	8.10%	7.69%	5.90%
Term Loan:
Balance	$156,350	$—	$—
Weighted average interest rate at year-end	6.38%	—%	—%
Maximum amount outstanding at any month-end during the year	$160,000	$—	$—
Average amount outstanding during the year	$136,344	$—	$—
Weighted average interest rate during the year	5.17%	—%	—%
Securities sold under repurchase agreements:
Balance	$2,107,986	$1,030,300	$1,389,382
Weighted average interest rate at year-end	0.48%	0.38%	0.31%
Maximum amount outstanding at any month-end during the year	$3,402,303	$3,567,568	$1,572,187
Average amount outstanding during the year	$2,564,855	$523,557	$781,938
Weighted average interest rate during the year	0.4%	0.32%	0.29%
Federal Funds Purchased:
Balance	$340,000	$1,166,000	$954,000
Weighted average interest rate at year-end	0.17%	0.08%	0.19%
Maximum amount outstanding at any month-end during the year	$930,000	$2,003,000	$2,010,000
Average amount outstanding during the year	$469,001	$1,025,536	$1,198,827
Weighted average interest rate during the year	0.14%	0.10%	0.21%
FHLB advances:
Balance	$13,189,396	$11,076,773	$9,849,041
Weighted average interest rate at year-end	2.55%	3.40%	4.10%
Maximum amount outstanding at any month-end during the year	$13,189,396	$11,076,773	$12,307,909
Average amount outstanding during the year	$11,613,869	$9,890,849	$11,170,385
Weighted average interest rate during the year	3.20%	4.25%	4.50%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SHUSA Borrowings and other debt obligations
Commercial paper:
Balance	$—	$18,082	$968,355
Weighted average interest rate at year-end	—%	0.87%	0.98%
Maximum amount outstanding at any month-end during the year	$2,496	$732,317	$1,089,609
Average amount outstanding during the year	$1,677	$355,548	$369,156
Weighted average interest rate during the year	0.74%	0.91%	0.97%
SHUSA Senior Notes:
Balance	$1,072,005	$746,547	$249,332
Weighted average interest rate at year-end	3.88%	4.35%	3.73%
Maximum amount outstanding at any month-end during the year	$1,072,005	$746,547	$1,347,557
Average amount outstanding during the year	$757,719	$599,140	$745,978
Weighted average interest rate during the year	4.34%	4.37%	4.07%
SHUSA subordinated notes:
Balance	$754,895	$753,072	$751,355
Weighted average interest rate at year-end	5.96%	5.96%	5.96%
Maximum amount outstanding at any month-end during the year	$754,895	$753,072	$751,355
Average amount outstanding during the year	$753,920	$752,162	$625,152
Weighted average interest rate during the year	5.96%	5.96%	5.88%
Junior Subordinated Debentures to Capital Trusts:
Balance	$741,522	$1,231,942	$1,173,174
Weighted average interest rate at year-end	9.75%	6.85%	6.50%
Maximum amount outstanding at any month-end during the year	$1,231,942	$1,231,942	$1,214,085
Average amount outstanding during the year	$1,172,289	$1,056,490	$1,190,492
Weighted average interest rate during the year	7.12%	6.81%	6.95%
SCUSA borrowings and other debt obligations(1)
SCUSA Asset-Backed Floating Rate Notes:
Balance	$—	$—	$8,246,611
Weighted average interest rate at year-end	—%	—%	2.35%
Maximum amount outstanding at any month-end during the year	$—	$7,518,448	$8,246,611
Average amount outstanding during the year	$—	$5,872,617	$4,601,331
Weighted average interest rate during the year	—%	2.87%	2.43%
Credit Facilities:
Balance	$—	$—	$7,080,305
Weighted average interest rate at year-end	—%	—%	1.79%
Maximum amount outstanding at any month-end during the year	$—	$8,644,578	$7,359,911
Average amount outstanding during the year	$—	$8,283,444	$6,205,218
Weighted average interest rate during the year	—%	3.03%	3.34%
(1) On December 31, 2011, the Company deconsolidated SCUSA as a result of certain agreements with investors entered into during the fourth quarter of 2011. See further discussion on the SCUSA Transaction in Note 3 to the Consolidated Financial Statements. Therefore, the activity in the year of 2012 does not include SCUSA activity.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Bank utilizes borrowings and other debt obligations as a source of funds for its asset growth and its asset/liability management. Collateralized advances are available from the FHLB provided certain standards related to creditworthiness are met. The Bank also utilizes repurchase agreements, which are short-term obligations collateralized by securities. SHUSA also has term loans and lines of credit with Santander. Total borrowings and other debt obligations at December 31, 2012 were $19.3 billion compared to $18.3 billion at December 31, 2011. The increase is primarily due to a $2.1 billion increase in FHLB advances, a $1.1 billion increase in repurchase agreements, and execution of new debt arrangements of $753.9 million; offset by the repayment of debt arrangements of $1.6 billion, a $826.0 million decrease in overnight federal funds purchased and a decrease in Capital Trust IV securities of $323.4 million due to settlement of the Trust PIERS litigation. Refer to Note 20 of the Notes to Consolidated Financial Statements for additional information on Trust PIERS.

The Company's debt agreements impose certain limitations on dividends and other payments and transactions. The Company is currently in compliance with these limitations.

Periodically, as part of the Company's wholesale funding management, the Company opportunistically repurchases outstanding borrowings in the open market. In 2011, the Company repurchased $274.2 million of outstanding borrowings. In 2012, the Company repurchased $523.6 million of outstanding borrowings in the open market.

See Note 12 to the Consolidated Financial Statements for further detail on borrowings and other debt obligations.

Other Liabilities

Other liabilities at December 31, 2012 were $2.3 billion, compared to $1.7 billion at December 31, 2011. At December 31, 2012 and 2011, other liabilities primarily included accrued interest payables of $315.1 million and $179.9 million, respectively, loan payables of $283.0 million and $164.0 million, respectively, expense accruals of $267.0 million and $172.2 million, respectively, deposit payables of $202.7 million and $71.6 million, respectively, miscellaneous payables of $501.7 million and $415.2 million, respectively, and reserves for unfunded commitments of $210.0 million and $256.5 million, respectively.

Other liabilities increased $583.2 million, or 33.5%, from 2011. The increase in other liabilities was primarily due to the increase in deposit payables of $131.1 million due to timing of check clearings, accrued interest payables of $135.2 million due to the Trust PIERS litigation, loan payables of $119.0 million due to pending loan payments, expense accruals of $94.8 million, and miscellaneous payables of $86.5 million due to normal increases in accruals and payables at year-end.

Off-Balance Sheet Arrangements

See further discussion on the Company's off-balance sheet arrangements in Note 7 and Note 20 to the Consolidated Financial Statements.

Preferred Stock

On May 15, 2006, the Company issued 8.0 million shares of Series C non-cumulative perpetual preferred stock and received net proceeds of $195.4 million. The perpetual preferred stock ranks senior to the Company's common stock. The perpetual preferred stockholders are entitled to receive dividends when and if declared by the Company’s Board of Directors at a rate of 7.30% per annum, payable quarterly, before the Board of Directors may declare or pay any dividend on the common stock. The dividends on the perpetual preferred stock are non-cumulative. The Series C preferred stock became redeemable on May 15, 2011. As of December 31, 2012, no preferred stock has been redeemed.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Bank Regulatory Capital

For a detailed discussion of regulatory capital requirements, see Note 21 in the Notes to Consolidated Financial Statements. For further information on these ratios, see the Non-GAAP Financial Measures section of the MD&A.

Table 13 summarizes the capital ratios of the Bank and SHUSA at December 31, 2012:

Table 13: Regulatory Capital Ratios

	Sovereign Bank
	December 31, 2012	Well-capitalized Requirement(2)	Minimum Requirement(2)
Tier 1 leverage capital ratio	10.52%	5.00%	4.00%
Tier 1 risk-based capital ratio	12.86%	6.00%	4.00%
Total risk-based capital ratio	14.92%	10.00%	8.00%
Tier 1 common capital ratio(1)	12.86%	n/a	n/a

SHUSA
December 31, 2012
Tier 1 leverage capital ratio	10.79%
Tier 1 risk-based capital ratio	13.08%
Total risk-based capital ratio	15.57%
Tier 1 common capital ratio(1)	12.43%

(1) Ratio presented due to regulators emphasizing the Tier 1 common capital ratio in their evaluation of bank and bank holding company capital levels, although this metric is not provided for in bank regulations.
(2) As defined by OCC regulations.

Liquidity and Capital Resources

Liquidity represents the ability of the Company to obtain cost-effective funding to meet the needs of customers as well as the Company's financial obligations. Factors that impact the liquidity position of the Company include loan origination volumes, loan prepayment rates, the maturity structure of existing loans, core deposit growth levels, certificate of deposit maturity structure and retention, the Company's credit ratings, investment portfolio cash flows, maturity structure of the Company's wholesale funding, and other factors. These risks are monitored and centrally managed. This process includes reviewing all available wholesale liquidity sources. The Company also forecasts future liquidity needs and develops strategies to ensure adequate liquidity is available at all times. SHUSA conducts monthly liquidity stress test analyses to manage its liquidity under a variety of scenarios, all of which show that the Company has ample liquidity to meets its short-term and/or long-term cash requirements.

Further changes to the credit ratings of SHUSA, Santander and its affiliates or the Kingdom of Spain could have a material adverse effect on SHUSA's business, including its liquidity and capital resources. The credit ratings of SHUSA have changed in the past and may change in the future, which could impact its cost of and access to sources of financing and liquidity. Any reductions in the long-term or short-term credit ratings of SHUSA would increase its borrowing costs, require SHUSA to replace funding lost due to the downgrade, which may include the loss of customer deposits, and may also limit SHUSA's access to capital and money markets and trigger additional collateral requirements in derivatives contracts and other secured funding arrangements. See further discussion on the impacts of credit ratings actions in "Credit Risk Environment" in this Item 7.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Bank has several sources of funding to meet its liquidity requirements, including its core deposit base, liquid investment securities portfolio, ability to acquire large deposits, FHLB borrowings, wholesale deposit purchases, federal funds purchased, and FRB borrowings.

The Company has the following major sources of funding to meet its liquidity requirements: dividends and returns of investment from its subsidiaries, short-term investments held by non-bank affiliates and access to the capital markets.

During December 2011, the Company issued 3.2 million shares of common stock to Santander, resulting in payment of $800.0 million, and, at the same time, declared dividends of $800.0 million in 2011 to Santander. This transaction was reported as a non-cash transaction. There were no significant stock issuances during 2012.

During 2012, SCUSA declared and paid a total of $735.0 million in dividends. The Company received $477.5 million of this amount.

During 2012, the Bank paid $184.0 million in dividends to SHUSA. At December 31, 2012, SHUSA's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

As of December 31, 2012, SHUSA, through the Bank, had over $27.5 billion in committed liquidity from the FHLB and the Federal Reserve Bank. Of this amount, $14.3 billion was unused and therefore provides additional borrowing capacity and liquidity for the Company. At December 31, 2012 and 2011, liquid assets (defined as cash and cash equivalents, loans held for sale, and securities available for sale exclusive of securities pledged as collateral) totaled approximately $14.8 billion and $11.8 billion, respectively. These amounts represented 29.1% and 24.6% of total deposits at December 31, 2012 and 2011, respectively. In addition to these liquid assets, the Company also has available liquidity from federal funds counterparties of $1.2 billion. Management believes that the Company has ample liquidity to fund its operations.

Net cash provided by operating activities was $1.6 billion, $2.2 billion and $2.7 billion for the years ended December 31, 2012, December 31, 2011, and December 31, 2010, respectively. Net cash provided by operating activities in 2012 was primarily impacted by the effects of the SCUSA Transaction, a decrease in the provision for credit losses, and sale and purchase activity related to loans held for sale. Net cash provided by operating activities in 2011 was primarily impacted by the SCUSA Transaction. Net cash provided by operating activities for 2010 was primarily impacted by increased provision for credit losses and depreciation and amortization.

Net cash used by investing activities for the same periods was $5.7 billion, $7.8 billion and $7.1 billion, respectively. Net cash used by investing activities during 2012 was due primarily to purchases of $10.5 billion of investments and $2.4 billion of loan purchases and activity, offset by $7.9 billion of investment sales, maturities and repayments. Net cash used by investing activities during 2011 was due primarily to purchases of $11.3 billion of investments and $6.5 billion of loan purchases and activity, offset by $10.1 billion of investment sales, maturities and repayments. Net cash used by investing activities during 2010 was due primarily to purchases of $7.0 billion of investments and $9.2 billion of loan purchases and activity, offset by $9.3 billion of investment sales, maturities and repayments. Investment security activity was a result of overall balance sheet and interest rate risk management. The Bank's available-for-sale investment strategy is to purchase liquid investments (fixed- and floating-rate) so that the effective duration of the portfolio is less than 3 to 5 years. This guideline helps ensure that the overall interest rate risk position stays within policy requirements. Loans purchased during 2012 primarily included $457.3 million of commercial loans transferred from Santander, $273.9 million in multi-family loans and $834.2 million of residential loans.

Net cash provided by financing activities for the years-ended December 31, 2012, December 31, 2011, and December 31, 2010 was $3.7 billion, $6.5 billion and $3.7 billion, respectively. Net cash provided by financing activities during 2012 consisted primarily of a $3.0 billion increase in deposits and a net increase in borrowings of $0.7 billion. Net cash provided by financing activities in 2011 consisted primarily of a $5.1 billion increase in deposits and a $1.4 billion increase in borrowings. Net cash provided by financing activities in 2010 consisted primarily of a $(1.8) billion decrease in deposits and a $4.8 billion increase in borrowings.

See the Consolidated Statement of Cash Flows for further details on our sources and uses of cash.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of December 31, 2012 the Company had $2.2 billion of cash compared to $2.6 billion and $1.7 billion at December 31, 2011 and December 31, 2010, respectively. During 2012, cash was impacted by an increase in deposits and borrowings and investment and loan sales, offset by borrowing repayments, loan portfolio acquisitions and investments in wind farm facilities. During 2011, cash was impacted by the SCUSA Transaction, an increase in deposits, investment purchase and sale activity and loan portfolio acquisitions. During 2010, cash was impacted by a decrease in deposits, increase in borrowings, proceeds from the issuance of common stock, and purchases of loans.

Contractual Obligations

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and asset/liability management, to fund acquisitions, and to meet required capital needs. These obligations require the Company to make cash payments over time as detailed in Table 14 below.

Table 14: Contractual Obligations

	Payments Due by Period
	Total	Less than 1 year	Over 1 yr to 3 yrs	Over 3 yrs to 5 yrs	Over 5 yrs
	(in thousands)
FHLB advances (1)	$14,240,298	$5,012,510	$6,137,141	$2,171,901	$918,746
Federal funds purchased (1)	340,000	340,000	—	—	—
Commercial paper and repurchase agreements	2,109,013	2,109,013	—	—	—
Other debt obligations (1) (2)	3,553,858	420,218	1,648,988	646,144	838,508
Junior subordinated debentures due to capital trust entities (1) (2)	1,425,506	228,180	145,425	220,815	831,086
Certificates of deposit (1)	12,876,375	7,878,710	3,737,736	1,257,816	2,113
Nonqualified pension and post-retirement benefits	83,526	7,395	15,280	15,316	45,535
Operating leases(3)	644,079	104,100	182,045	143,564	214,370
Total contractual cash obligations	$35,272,655	$16,100,126	$11,866,615	$4,455,556	$2,850,358

(1)
Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at December 31, 2012. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Includes all carrying value adjustments such as unamortized premiums or discounts and hedge basis adjustments.

(3)	Does not include future expected sublease income.

Excluded from the above table are deposits of $38.1 billion that are due on demand by customers. Additionally, $135.3 million of tax liabilities associated with unrecognized tax benefits have been excluded due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations.

The Company is a party to financial instruments and other arrangements with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage its exposure to fluctuations in interest rates. See further discussion on these risks in Note 9 and Note 22 to the Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Asset and Liability Management

Interest rate risk arises primarily through the Company’s traditional business activities of extending loans and accepting deposits. Many factors, including economic and financial conditions, movements in market interest rates and consumer preferences, affect the spread between interest earned on assets and interest paid on liabilities. Interest rate risk is managed by the Company's Treasury group and measured by its Market Risk Department with oversight by the Asset and Liability Committee. In managing interest rate risk, the Company seeks to minimize the variability of net interest income across various likely scenarios, while at the same time maximizing net interest income and net interest margin. To achieve these objectives, the Treasury group works closely with each business line in the Company and guides new business. The Treasury group also uses various other tools to manage interest rate risk, including wholesale funding maturity targeting, investment portfolio purchase strategies, asset securitizations/sales and financial derivatives.

Interest rate risk focuses on managing four elements of risk associated with interest rates: basis risk, repricing risk, yield curve risk and option risk. Basis risk stems from rate index timing differences with rate changes, such as differences in the extent of changes in Federal funds rates compared with the three-month LIBOR rate. Repricing risk stems from the different timing of contractual repricing, such as one-month versus three-month reset dates as well as the related maturities. Yield curve risk stems from the impact on earnings and market value resulting from different shapes and levels of yield curves. Option risk stems from prepayment or early withdrawal risk embedded in various products. These four elements of risk are analyzed through a combination of net interest income simulations, shocks to those net interest income simulations, scenarios and market value analyses; and the subsequent results are reviewed by management. Numerous assumptions are made to produce these analyses including, but not limited to, assumptions on new business volumes, loan and investment prepayment rates, deposit flows, interest rate curves, economic conditions and competitor pricing.

The Company simulates the impact of changing interest rates on expected future interest income and interest expense (net interest income sensitivity). This simulation is run monthly and it includes various scenarios that help management understand the potential risks in the Bank's net interest income sensitivity. These scenarios include both parallel and non-parallel rate shocks as well as other scenarios that are consistent with quantifying the four elements of risk described above. This information is used to develop proactive strategies to ensure that the Company’s risk position remains within Board- approved limits so that future earnings are not significantly adversely affected by future interest rates.

The table below discloses the estimated sensitivity to the Company’s net interest income based on interest rate changes:

If interest rates changed in parallel by the amounts below at December 31, 2012	The following estimated percentage increase/(decrease) to net interest income would result
Up 100 basis points	3.05%
Up 200 basis points	5.38%
Down 100 basis points	(3.59)%

Because the assumptions used are inherently uncertain, the Company cannot precisely predict the effect of higher or lower interest rates on net interest income. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes, the difference between actual experience and the assumed volume, characteristics of new business and behavior of existing positions, and changes in market conditions and management strategies, among other factors.

The Company also focuses on calculating the market value of equity (“MVE”). This analysis measures the present value of all estimated future interest income and interest expense cash flows of the Company over the estimated remaining life of the balance sheet. MVE is calculated as the difference between the market value of assets and liabilities. The MVE calculation utilizes only the current balance sheet and therefore does not factor in any future changes in balance sheet size, balance sheet mix, yield curve relationships and product spreads, which may mitigate the impact of any interest rate changes.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk, and also highlights the potential capital at risk from adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at December 31, 2012 and December 31, 2011. All dollar balances are in thousands:

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by	December 31, 2012	December 31, 2011
Base	$10,067	$8,777
Up 200 basis points	(7.64)%	(5.91)%
Up 100 basis points	(2.84)%	(1.85)%

Neither the net interest income sensitivity analysis nor the MVE analysis contemplates changes in credit risk of the loan and investment portfolios from changes in interest rates. The amounts above are the estimated impact due solely to a parallel change in interest rates.

To mitigate interest rate risk, and to a lessor extent, foreign exchange, equity and credit risks, the Company uses derivative financial instruments to reduce the effects that changes in interest rates may have on net income, the fair value of assets and liabilities, and cash flows. The Company also enters into derivatives with customers to facilitate their risk management activities.

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

The Company enters into cross-currency swaps in order to hedge its foreign currency exchange risk on certain Euro-denominated investments.

Management uses derivative instruments to mitigate the impact of interest rate movements on the fair value of certain liabilities, assets and highly probable forecasted cash flows. These instruments primarily include interest rate swaps that have underlying interest rates based on key benchmark indices and forward sale or purchase commitments. The nature and volume of the derivative instruments used to manage interest rate risk depend on the level and type of assets and liabilities on the balance sheet and the risk management strategies for the current and anticipated interest rate environment.

Interest rate swaps are generally used to convert fixed-rate assets and liabilities to variable rate assets and liabilities and vice versa. The Company utilizes interest rate swaps that have a high degree of correlation to the related financial instrument.

The Company’s derivative portfolio includes mortgage banking interest rate lock commitments and forward sale commitments used for risk management purposes and derivatives executed with commercial banking customers, primarily interest rate swaps and foreign currency contracts. As part of its overall business strategy, the Bank originates fixed-rate residential mortgages. It sells a portion of this production to FHLMC, FNMA, and private investors. The loans are exchanged for cash or marketable fixed-rate mortgage-backed securities, which are generally sold. The Company used forward sales, cash sales and options on mortgage-backed securities as a means of mitigating our risk against changes in interest rate on the mortgages that are originated for sale and on interest rate lock commitments.

The Company typically retains the servicing rights related to residential mortgage loans that are sold. Residential mortgage servicing rights are accounted for at fair value. Starting in the third quarter of 2012, the Company economically hedges mortgage servicing rights using interest rate swaps and forward contracts to purchase mortgage-backed securities.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

We offer derivatives to our customers in connection with their risk management needs. These financial derivative transactions primarily consist of interest rate swaps, caps, floors and foreign exchange contracts. Risk exposure from customer positions is managed through transactions with other dealers, including Santander.

In June 2010, the Company sold Visa Inc. Class B common shares and entered into a total return swap in which the Company will make or receive payments based on subsequent changes in the conversion rate of the Class B shares into Class A shares. This total return swap is accounted for as a free-standing derivative.

The Company uses foreign exchange contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities, as well as the Company's investments in non-U.S. subsidiaries. Foreign exchange contracts, which include spot and forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. Exposure to loss on these contracts will increase or decrease over their respective lives as currency exchange and interest rates fluctuate.

We also utilize equity options which manage our market risk associated with certain customer deposit products and have executed risk participations to manage credit risk.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Selected Quarterly Consolidated Financial Data

Table 15 presents selected quarterly consolidated financial data (in thousands):

Table 15: Selected Quarterly Consolidated Financial Data

	THREE MONTHS ENDED
	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012	Dec. 31, 2011	Sept. 30, 2011	June 30, 2011	Mar. 31, 2011
Total interest income	$621,903	$634,987	$642,236	$648,755	$1,354,890	$1,278,133	$1,300,367	$1,319,623
Total interest expense	220,615	216,669	218,617	217,857	376,798	323,565	350,640	337,196
Net interest income	401,288	418,318	423,619	430,898	978,092	954,568	949,727	982,427
Provision for credit losses	111,000	71,000	107,700	103,100	370,322	368,713	273,144	307,772
Net interest income/(loss) after provision for credit loss	290,288	347,318	315,919	327,798	607,770	585,855	676,583	674,655
Gain/(loss) on investment securities, net	24,510	(151)	60,988	15,544	(49,270)	41,943	20,062	61,862
Total fees and other income	220,212	249,634	251,569	317,290	1,239,832	193,098	226,764	247,532
Total Expenses	515,627	645,891	411,440	393,174	861,097	509,853	498,939	490,272
Income before income taxes	19,383	(49,090)	217,036	267,458	937,235	311,043	424,470	493,777
Income tax (benefit)/provision	(100,498)	(77,730)	33,309	38,471	481,439	104,707	145,419	176,714
Net income/(loss)	$119,881	$28,640	$183,727	$228,987	$455,796	$206,336	$279,051	$317,063

2012 Fourth Quarter Results

SHUSA reported net income for the fourth quarter of 2012 of $119.9 million, compared to income of $28.6 million for the third quarter of 2012 and $455.8 million for the fourth quarter of 2011. The increase in net income between the fourth quarter and third quarter of 2012 was due primarily to the $258.5 million recognized for litigation matters during the third quarter of 2012. The decrease in net income excluding SCUSA between the fourth quarter of 2012 and 2011 was mainly due to the pre-tax gain related to the SCUSA Transaction of $987.7 million, offset by $344.2 million in expense for litigation matters, both of which were recognized in the fourth quarter of 2011.

The net interest margin for the fourth quarter of 2012 was 2.30%, compared to 2.40% for the third quarter of 2012 and 4.88% for the fourth quarter of 2011. The decrease in margin in the fourth quarter of 2012 compared to the prior year was primarily due to the SCUSA Transaction. Excluding SCUSA, the net interest margin for the fourth quarter of 2011 was 2.58%. The decrease in the margin in the fourth quarter of 2012 compared to the prior year was primarily a result of the continuing changing interest rate environment.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Provision for credit losses was $111.0 million during the fourth quarter of 2012 compared to $370.3 million during the fourth quarter of 2011. The decrease is primarily due to the SCUSA Transaction. Excluding SCUSA, the provision for credit losses was $98.7 million in the fourth quarter of 2011.

Total fees and other income for the fourth quarter of 2012 were $220.2 million compared to $1.2 billion in the fourth quarter of 2011. The decrease was primarily due to the $987.7 million gain recognized related to the SCUSA Transaction.

Total expenses for the fourth quarter of 2012 were $515.6 million, compared to $645.9 million in the third quarter of 2012 and $861.1 million in the fourth quarter of 2011. The decrease between the third quarter and fourth quarter of 2012 is primarily a result of the $258.5 million expense for litigation matters recognized in the third quarter of 2012, partially offset by an increase in loss on debt extinguishment expenses during the fourth quarter of 2012. Excluding SCUSA, total expenses for the fourth quarter of 2011 were $743.1 million. The decrease from the fourth quarter of 2011 to 2012 was primarily due to the $344.2 million expense for litigation matters recognized during the fourth quarter of 2011, partially offset by increases in compensation and benefits in 2012.

Income tax benefit for the fourth quarter of 2012 was $100.5 million, compared to an income tax benefit of $77.7 million in the third quarter of 2012 and an income tax provision of $481.4 million in the fourth quarter of 2011. Excluding SCUSA, the income tax provision in the fourth quarter of 2012 was $368.2 million. The increase in the tax benefit for the fourth quarter of 2012 was primarily due to the investment tax credits that flowed through from direct financing lease transactions. Refer to Note 16 of the Notes to Consolidated Financial Statements for more information on taxes.

Recent Accounting Pronouncements

See Note 2 in the Consolidated Financial Statements for a discussion on this topic.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference from Part II, Item 7, “Management’s Discussion and Analysis of Financial Conditions and Results of Operations – Asset and Liability Management” above.

ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF MANAGEMENT'S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING
Santander Holdings USA, Inc. (“SHUSA”) is responsible for the preparation, integrity, and fair presentation of its published financial statements as of December 31, 2012, and the year then ended. The consolidated financial statements and notes included in this annual report have been prepared in accordance with United States generally accepted accounting principles and, as such, include some amounts that are based on management’s best judgments and estimates.
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
Management assessed SHUSA’s system of internal control over financial reporting as of December 31, 2012, in relation to criteria for effective internal control over financial reporting as described in “Internal Control – Integrated Framework”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2012, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control – Integrated Framework”. Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting.

/s/ Jorge Morán	/s/ Guillermo Sabater

Jorge Morán	Guillermo Sabater
President and	Chief Financial Officer and
Chief Executive Officer	Senior Executive Vice President
March 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder of
Santander Holdings USA, Inc.

We have audited the accompanying consolidated balance sheets of Santander Holdings USA, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Santander Holdings USA, Inc. and subsidiaries at December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Accounting Standards Update 2011-05, Comprehensive Income, and presents components of net income and comprehensive income as a single continuous statement of comprehensive income.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2012, based on criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
March 15, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder of
Santander Holdings USA, Inc.

We have audited the internal control over financial reporting of Santander Holdings USA, Inc. and subsidiaries (the “Company”) as of December 31, 2012 based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management's Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated March 15, 2013 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's adoption of a new accounting standard.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 15, 2013

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2012	December 31, 2011
	(in thousands)
ASSETS
Cash and amounts due from depository institutions	$2,220,811	$2,623,963
Investment securities:
Available-for-sale at fair value	18,684,020	15,558,576
Other investments	1,053,723	575,370
Loans held for investment	52,388,911	51,307,380
Allowance for loan losses	(1,013,469)	(1,083,492)
Net loans held for investment	51,375,442	50,223,888
Loans held for sale at fair value (1)	843,442	352,471
Premises and equipment	748,769	669,143
Accrued interest receivable	208,660	209,010
Equity method investments	2,834,469	2,884,008
Goodwill	3,431,481	3,431,481
Core deposit intangibles and other intangibles, net	61,949	99,171
Bank owned life insurance	1,605,008	1,560,675
Restricted cash	488,455	36,660
Other assets (2)	2,233,973	2,340,783
TOTAL ASSETS	$85,790,202	$80,565,199

LIABILITIES
Total deposits and other customer accounts	50,790,038	47,797,515
Borrowings and other debt obligations	19,264,206	18,278,433
Advance payments by borrowers for taxes and insurance	168,042	150,397
Other liabilities	2,325,914	1,742,691

TOTAL LIABILITIES	72,548,200	67,969,036

STOCKHOLDER’S EQUITY
Preferred stock (no par value; $25,000 liquidation preference; 7,500,000 shares authorized; 8,000 shares outstanding at December 31, 2012 and 2011)	195,445	195,445
Common stock (no par value; 800,000,000 shares authorized; 520,307,043 shares issued at December 31, 2012 and 2011)	12,211,636	12,213,484
Accumulated other comprehensive income/(loss)	54,334	(46,718)
Retained earnings	780,587	233,952
TOTAL STOCKHOLDER’S EQUITY	13,242,002	12,596,163
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$85,790,202	$80,565,199

(1) Amounts represent items for which the Company has elected the fair value option.
(2) Includes residential mortgage servicing rights of $92.5 million at December 31, 2012 for which the Company has elected the fair value option at January 1, 2012.

See accompanying notes to the consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For The Year Ended December 31,
	2012	2011	2010
	(in thousands)
INTEREST INCOME:
Interest on loans	$2,149,059	$4,834,039	$4,313,793
Interest on interest-earning deposits	5,497	6,044	3,320
Interest on investment securities:
Available-for-sale	371,111	412,813	466,141
Other investments	22,214	117	1,235
TOTAL INTEREST INCOME	2,547,881	5,253,013	4,784,489

INTEREST EXPENSE:
Interest on deposits and customer accounts	238,019	248,711	228,633
Interest on borrowings and other debt obligations	635,739	1,139,488	1,157,217
TOTAL INTEREST EXPENSE	873,758	1,388,199	1,385,850

NET INTEREST INCOME	1,674,123	3,864,814	3,398,639
Provision for credit losses	392,800	1,319,951	1,627,026
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	1,281,323	2,544,863	1,771,613

NON-INTEREST INCOME:
Consumer fees	240,099	637,482	531,337
Commercial fees	180,527	174,972	180,295
Mortgage banking revenue/(expense), net	83,816	(2,808)	47,955
Income/(expense) from equity method investments	428,569	972,801	(26,613)
Bank owned life insurance	58,669	58,644	54,112
Capital markets revenue/(expense)	37,334	(8,616)	7,972
Miscellaneous income	9,691	74,751	7,242
TOTAL FEES AND OTHER INCOME	1,038,705	1,907,226	802,300

Total other-than-temporary impairment (“OTTI”) losses	—	(325)	(58,526)
Portion of OTTI recognized in other comprehensive income before taxes	—	—	53,763
OTTI recognized in earnings	—	(325)	(4,763)
Net gain on sale of investment securities	100,891	74,922	205,319
Net gain on investment securities recognized in earnings	100,891	74,597	200,556
TOTAL NON-INTEREST INCOME	1,139,596	1,981,823	1,002,856

GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	655,312	796,110	707,593
Occupancy and equipment expenses	334,175	347,790	312,295
Technology expense	113,194	123,135	112,058
Outside services	94,546	151,731	123,958
Marketing expense	30,598	39,394	37,177
Loan expense	80,676	215,144	144,512
Other administrative expenses	172,747	168,920	135,507
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,481,248	1,842,224	1,573,100

OTHER EXPENSES:
Amortization of intangibles	37,222	55,542	63,401
Deposit insurance premiums and other costs	89,055	79,537	93,225
Loss on debt extinguishment	100,127	38,695	25,758
PIERS litigation	258,480	344,163	—
TOTAL OTHER EXPENSES	484,884	517,937	182,384

INCOME BEFORE INCOME TAXES	454,787	2,166,525	1,018,985
Income tax provision/(benefit)	(106,448)	908,279	(40,390)
NET INCOME	561,235	1,258,246	1,059,375
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	85,604	37,239
NET INCOME ATTRIBUTABLE TO SHUSA	561,235	1,172,642	1,022,136

OTHER COMPREHENSIVE INCOME, NET OF TAX

Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	28,822	(2,744)	32,636
Net unrealized gains recognized on investment securities	72,471	188,720	83,624
Amortization of defined benefit plans	(241)	(10,000)	(581)

TOTAL OTHER COMPREHENSIVE INCOME	101,052	175,976	115,679

COMPREHENSIVE INCOME	662,287	1,434,222	1,175,054

COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	85,604	37,239
COMPREHENSIVE INCOME ATTRIBUTABLE TO SHUSA	$662,287	$1,348,618	$1,137,815

See accompanying notes to the consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY
(in thousands)

	Common Shares Outstanding	Preferred Stock	Common Stock	Warrants	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings (Deficit)	Noncontrolling Interest	Total Stock- holder’s Equity
Balance, December 31, 2009	511,107	$195,445	$10,381,500	$285,435	$(349,869)	$(1,147,373)	$22,397	$9,387,535
Cumulative effect from change in accounting principle	—	—	—	—	—	(3,747)	—	(3,747)
Balance, January 1, 2010	511,107	195,445	10,381,500	285,435	(349,869)	(1,151,120)	22,397	9,383,788
Comprehensive income	—	—	—	—	115,679	1,022,136	37,239	1,175,054
Issuance of common stock	6,000	—	1,500,000	—	—	—	—	1,500,000
Stock issued in connection with employee benefit and incentive compensation plans	—	—	428	—	—	—	—	428
Dividend to Santander	—	—	(750,000)	—	—	—	—	(750,000)
Dividend to noncontrolling interest	—	—	—	—	—	—	(34,000)	(34,000)
Dividends paid on preferred stock	—	—	(14,600)	—	—	—	—	(14,600)
Balance, December 31, 2010	517,107	$195,445	$11,117,328	$285,435	$(234,190)	$(128,984)	$25,636	$11,260,670

	Common Shares Outstanding	Preferred Stock	Common Stock	Warrants	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings (Deficit)	Noncontrolling Interest	Total Stock- holder’s Equity
Balance, December 31, 2010	517,107	$195,445	$11,117,328	$285,435	$(234,190)	$(128,984)	$25,636	$11,260,670
Comprehensive income	—	—	—	—	175,976	1,172,642	85,604	1,434,222
Issuance of common stock	3,200	—	800,000	—	—	—	—	800,000
Capital contribution from Santander	—	—	11,000	—	—	—	—	11,000
Stock issued in connection with employee benefit and incentive compensation plans	—	—	(279)	—	—	—	—	(279)
Dividend to Santander	—	—	—	—	—	(800,000)	—	(800,000)
Dividend to noncontrolling interest	—	—	—	—	—	—	(39,552)	(39,552)
Dividends paid on preferred stock	—	—	—	—	—	(14,600)	—	(14,600)
Termination of warrants	—	$—	$285,435	$(285,435)	$—	$—	$—	$—
SCUSA Transaction	—	$—	$—	$—	$11,496	$4,894	$(71,688)	$(55,298)
Balance, December 31, 2011	520,307	$195,445	$12,213,484	$—	$(46,718)	$233,952	$—	$12,596,163

	Common Shares Outstanding	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings (Deficit)	Total Stockholder’s Equity
Balance, December 31, 2011	520,307	$195,445	$12,213,484	$(46,718)	$233,952	$12,596,163
Comprehensive income	—	—	—	101,052	561,235	662,287
Stock issued in connection with employee benefit and incentive compensation plans	—	—	(1,848)	—	—	(1,848)
Dividends paid on preferred stock	—	—	—	—	(14,600)	(14,600)
Balance, December 31, 2012	520,307	$195,445	$12,211,636	$54,334	$780,587	$13,242,002

See accompanying notes to the consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2012	2011	2010
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interest	$561,235	$1,258,246	$1,059,375
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	392,800	1,319,951	1,627,026
Deferred taxes	(131,506)	497,346	(369,427)
Depreciation and amortization	147,759	208,055	320,713
Net amortization/accretion of investment securities and loan premiums and discounts	117,808	82,964	(189,029)
Net gain on sale of loans	(26,182)	(22,911)	(39,983)
Net gain on sale of investment securities	(100,891)	(74,922)	(205,319)
OTTI recognized in earnings	—	325	4,763
Loss on debt extinguishment	100,127	38,695	25,758
Net (gain)/loss on real estate owned and premises and equipment	(341)	13,788	13,502
Stock-based compensation	3,720	4,054	2,164
Remittance to Santander for stock-based compensation	(5,568)	(4,333)	(1,800)
Equity earnings from equity method investments	(428,569)	(972,801)	26,613
Dividends from equity method investments	477,502	—	—
Origination of loans held for sale, net of repayments	(4,280,277)	(1,575,700)	(1,698,048)
Proceeds from sales of loans held for sale	3,849,428	1,410,387	1,701,534
Net change in:
Accrued interest receivable	350	(16,937)	11,902
Other assets and bank owned life insurance	247,034	(38,980)	478,481
Other liabilities	698,813	97,379	(20,226)
Other	(12,586)	(12,053)	1,266
Net cash provided by operating activities	1,610,656	2,212,553	2,749,265

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available-for-sale investment securities	$4,256,661	$6,892,337	$5,075,900
Proceeds from prepayments and maturities of available-for-sale investment securities	3,670,182	3,179,391	4,244,740
Purchases of available-for-sale investment securities	(10,513,983)	(11,344,659)	(7,030,167)
Proceeds from sales of other investments(2)	92,169	115,587	79,891
Purchases of other investments(2)	(570,850)	(56,716)	(1,892)
Net change in restricted cash	(451,795)	47,011	(41,678)
Proceeds from sales of loans held for investment	287,011	8,467	7,941
Purchase of loans held for investment	(1,615,213)	(2,840,465)	(8,458,298)
Net change in loans other than purchases and sales	(806,281)	(3,670,677)	(727,365)
Purchase of other assets from third party	—	—	(121,715)
Proceeds from sales of real estate owned and premises and equipment	104,867	159,943	55,448
Purchases of premises and equipment	(191,969)	(194,502)	(196,775)
SCUSA Transaction(1)	—	(64,409)	—
Net cash used in investing activities	(5,739,201)	(7,768,692)	(7,113,970)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	$2,992,523	$5,124,222	$(1,754,772)
Net change in wholesale borrowings	2,377,417	(326,536)	741,785
Net proceeds from borrowings	902,332	17,359,371	11,852,208
Repayments of borrowings	(2,468,411)	(16,339,117)	(7,196,186)
Proceeds from FHLB advances(2)	1,250,000	1,400,000	3,125,000
Repayments of FHLB advances(2)	(1,331,513)	(701,853)	(3,772,805)
Net change in advance payments by borrowers for taxes and insurance	17,645	46,272	16,680
Cash dividends paid to preferred stockholders	(14,600)	(14,600)	(14,600)
Cash dividends paid to noncontrolling interest	—	(73,552)	—
Proceeds from the issuance of common stock	—	—	750,000
Net cash provided by financing activities	3,725,393	6,474,207	3,747,310

NET CHANGE IN CASH AND CASH EQUIVALENTS	(403,152)	918,068	(617,395)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,623,963	1,705,895	2,323,290
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,220,811	$2,623,963	$1,705,895

SUPPLEMENTAL DISCLOSURE
Net income taxes (received) / paid	$(50,832)	$621,438	$528,151
Interest paid	$738,597	$1,312,403	$1,389,937
SCUSA Transaction--expenses paid by Santander on behalf of SHUSA	$—	$11,000	$—

NON-CASH TRANSACTIONS
Foreclosed properties transferred from loans to REO	$61,894	$122,912	$134,830
SCUSA's foreclosed autos transferred from loans to repossessed assets	$—	$1,745,984	$1,486,457
Receipt of available for sale mortgage backed securities in exchange for mortgage loans held for sale	$459,453	$814,193	$1,796,925
Consolidation of commercial mortgage backed securitization portfolio	$—	$—	$(860,486)
Sale of previously consolidated commercial mortgage backed securitization portfolio	$—	$—	$860,486
Dividends declared to noncontrolling interest	$—	$800,000	$784,000

(1) Represents the cash paid as part of the SCUSA Transaction and the deconsolidation of SCUSA’s cash also related to the SCUSA Transaction. See discussion on the SCUSA Transaction in Note 3 to the Consolidated Financial Statements.
(2) Proceeds from sales and purchases of other investments within Investing Activities, and borrowings and repayments of Federal Home Loan Bank ("FHLB") advances in Financing Activities, are being presented gross in the current period. The Company has corrected the prior years' presentations which netted these items. These changes had no effect on previously presented net cash flows from Investing or Financing Activities.

See accompanying notes to the consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Organization and Nature of Operations

Santander Holdings USA, Inc. (“SHUSA” or “the Company”), formerly Sovereign Bancorp Inc., is a Virginia corporation and is the holding company of Sovereign Bank, National Association (the “Bank”). SHUSA is headquartered in Boston, Massachusetts and the Bank is headquartered in Wilmington, Delaware. On January 30, 2009, SHUSA was acquired by Banco Santander, S.A. (“Santander”) and as such, is a wholly-owned subsidiary of Santander.

Effective January 26, 2012, the Bank converted from a federal savings bank to a national banking association.  In connection with the charter conversion, the Bank changed its name to Sovereign Bank, National Association.  Also effective January 26, 2012, the Company became a bank holding company.

The Bank’s primary business consists of attracting deposits from its network of retail branches, and originating small business loans, middle market, large and global commercial loans, multi-family loans, residential mortgage loans, home equity loans and lines of credit, and auto and other consumer loans largely focused throughout eastern Pennsylvania, New Jersey, New York, New Hampshire, Massachusetts, Connecticut, Rhode Island, Delaware and Maryland although the Bank does also conduct business in other areas of the U.S.. The Bank uses its deposits, as well as other financing sources, to fund its loan and investment portfolios.

Basis of Presentation

These consolidated financial statements include the accounts of the Company and its subsidiaries, including its principal subsidiary, the Bank, and have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).

All intercompany balances and transactions have been eliminated in consolidation.
The accounting and financial reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the U.S. ("U.S. GAAP"). Where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. However, in the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the consolidated balance sheets, statements of comprehensive income, statement of stockholders' equity and statements of cash flows for the periods indicated, and contain adequate disclosure to make the information presented not misleading.
Significant Accounting Policies

Management identified accounting for consolidation, allowance for loan losses and reserve for unfunded lending commitments, goodwill, derivatives and hedge activities and income taxes as the most critical accounting policies and estimates in that they are important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain.
As of January 1, 2012, the Company elected to account for its existing portfolio of residential mortgage loan servicing rights
("MSRs") at fair value. See further discussion below. There have been no other significant changes to the Company's accounting policies during 2012.

The following is a description of the significant accounting policies of the Company.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Reclassifications and other corrections

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications did not have a material impact on our consolidated financial condition or results of operations.

An FHLB certificate of deposit ("CD") in the amount of $20.0 million is being presented within "Other Investments" on the Consolidated Balance Sheet in the current period. The Company has corrected the prior years' presentation, which included the CD within "Available-for-Sale at Fair Value".

In the fourth quarter of 2012, the Company reclassified amounts presented in the December 31, 2011 Consolidated Statements of Comprehensive Income and Cash Flows of $987.7 million related to the gain recognized from the SCUSA Transaction. This amount was reclassified from "SCUSA Transaction" to "Income/(expense) from equity method investments" in the Consolidated Statement of Comprehensive Income and from "Gain recognized due to SCUSA Transaction" to "Equity earnings from equity method investments" in the Consolidated Statement of Cash Flows. This reclassification had no effect on any other consolidated financial statement.

The Company reclassified amounts related to equity investments of $14.8 million and $26.6 million for the years-ended December 31, 2011 and December 31, 2010, respectively, in the Consolidated Statements of Comprehensive Income and Cash Flows. The amounts were reclassified from "Equity Method Investments" within "Other Expenses" to "Income/(Expense) from Equity Method Investments" within "Total Fees and Other Income" in the Consolidated Statement of Comprehensive Income and from "Net change in other assets and bank owned life insurance" to "Equity earnings from equity method investments" in the Consolidated Statement of Cash Flows. This reclassification had no effect on any other consolidated financial statement.

The Company reclassified amounts related to capital markets revenue in the amounts of $(8.6) million and $8.0 million for the years-ended December 31, 2011 and December 31, 2010, respectively, in the Consolidated Statement of Comprehensive Income. The amounts were reclassified from "Miscellaneous Income" to "Capital Markets Revenue/(Expense)." This reclassification had no effect on any other consolidated financial statement.

The Company reclassified amounts related to the change in fair value of loans held for investment in the amounts of $(12.1) million and $1.3 million for the years-ended December 31, 2011 and December 31, 2010, respectively, in the Consolidated Statement of Cash Flows. The amounts were reclassified from "Originations of Loans Held for Sale, Net of Repayments" to "Other." This reclassification had no effect on any other consolidated financial statement.

Consolidation

The consolidated financial statements include voting rights entities in which the Company has a controlling financial interest. In accordance with the applicable accounting guidance for consolidations, the Company consolidates a variable interest entity (“VIE”) if the Company is considered to be the primary beneficiary where it has: (i) a variable interest in the entity; (ii) the power to direct activities of the VIE that most significantly impact the entity's economic performance; and (iii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Variable interests can include equity interests, subordinated debt, derivative contracts, leases, service agreements, guarantees, standby letters of credit, loan commitments, and other contracts, agreements and financial instruments. See Note 7 for information on the Company's involvement with VIEs.

  The Company uses the equity method to account for unconsolidated investments in voting rights entities or VIEs if the Company has influence over the entity's operating and financing decisions but does not maintain a controlling financial interest. Unconsolidated investments in voting rights entities or VIEs in which the Company has a voting or economic interest of less than 20% generally are carried at cost. These investments are included in Equity Method Investments on the Consolidated Balance Sheet, and the Company's proportionate share of income or loss is included in "Total Fees and Other Income."

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

In July 2009, Santander contributed Santander Consumer USA Inc. (“SCUSA”), a majority owned subsidiary, to the Company.  SCUSA's results of operations were consolidated by the Company from January 2009 until December 31, 2011. On December 31, 2011, the Company deconsolidated SCUSA as a result of certain agreements with third party investors entered into during the fourth quarter of 2011 (“SCUSA Transaction”). The SCUSA Transaction reduced the Company's ownership interest and its power to direct the activities that most significantly impact SCUSA's economic performance so that SHUSA no longer has a controlling interest in SCUSA. Accordingly, SCUSA is accounted for as an equity method investment. Refer to Note 3 to for additional information.

Business Combinations

The Company records the net assets of companies that are acquired at their estimated fair value at the date of acquisition and include the results of operations of the acquired companies in the Consolidated Income Statement from the date of acquisition. The Company recognizes, as goodwill, the excess of the acquisition price over the estimated fair value of the net assets acquired.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The most significant estimates pertain to consolidation, fair value measurements, allowance for loan losses and reserve for unfunded lending commitments, goodwill, derivatives and hedge activities and income taxes. Actual results may differ from the estimates and the differences may be material to the consolidated financial statements.

Subsequent Events

All material events that occurred after the date of the consolidated financial statements and before the consolidated financial statements were issued have been either recognized in the consolidated financial statements or disclosed in the Notes to the Consolidated Financial Statements.

The Company evaluated events from the date of the consolidated financial statements on December 31, 2012 through the issuance of those consolidated financial statements included in this Annual Report on Form 10-K.

Revenue Recognition

The Company earns interest and non-interest income from various sources, including:

•	Lending

•	Investment securities

•	Customer deposit fees

•	Bank owned life insurance ("BOLI")

•	Loan sales and servicing

•	Securities and derivatives trading activities, including foreign exchange

The principal source of revenue is interest income from loans and investment securities. Interest income is recognized on an accrual basis primarily according to non-discretionary formulas in written contracts, such as loan agreements or securities contracts. Revenue earned on interest-earning assets including unearned income and the accretion of discounts recognized on acquired or purchased loans is recognized based on the constant effective yield of such interest-earning assets.

Gains or losses on sales of investment securities are recognized on the trade date.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

The Company recognizes revenue from servicing commercial mortgages and consumer loans as earned. Mortgage banking revenue/(expense) include fees associated with servicing loans for third parties based on the specific contractual terms, as well as amortization (2011 and 2010 only) and changes in the fair value of mortgage servicing rights. Gains or losses on sales of residential mortgage, multi-family and home equity loans are included within mortgage banking revenues and are recognized when the sale is complete.

Service charges on deposit accounts are recognized when earned.

Income from BOLI represents increases in the cash surrender value of the policies, as well as insurance proceeds.

Fair Value Measurements

The Company values assets and liabilities based on the principal market where each would be sold (in the case of assets) or transferred (in the case of liabilities). The principal market is the forum with the greatest volume and level of activity. In the absence of a principal market, valuation is based on the most advantageous market. In the absence of observable market transactions, the Company considers liquidity valuation adjustments to reflect the uncertainty in pricing the instruments. The fair value of a financial asset is measured on a stand-alone basis and cannot be measured as a group, with the exception of certain financial instruments held and managed on a net portfolio basis. In measuring the fair value of a nonfinancial asset, the Company assumes the highest and best use of the asset by a market participant-not just the intended use-to maximize the value of the asset. The Company also considers whether any credit valuation adjustments are necessary based on the counterparty's credit quality.

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

Valuation inputs refer to the assumptions market participants would use in pricing a given asset or liability. Inputs can be observable or unobservable. Observable inputs are assumptions based on market data obtained from an independent source. Unobservable inputs are assumptions based on the Company's own information or assessment of assumptions used by other market participants in pricing the asset or liability. The unobservable inputs are based on the best and most current information available on the measurement date.

Additional information regarding fair value measurements and disclosures is provided in Note 19, “Fair Value”.

Cash and Cash Equivalents

Cash and cash equivalents include cash and due from depository institutions, interest-bearing deposits in other banks, federal funds sold, and securities purchased under agreements to resell. Cash and cash equivalents have maturities of three months or less, and, accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.
The Company also maintains restricted cash primarily related to cash posted as collateral related to derivative agreements and cash restricted for investment purposes.

Investment Securities and Other Investments

Investment securities that the Company has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Securities expected to be held for an indefinite period of time are classified as available-for-sale and are carried at fair value, with temporary unrealized gains and losses reported as a component of accumulated other comprehensive income within stockholders' equity, net of estimated income taxes.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment (“OTTI”). We conduct a comprehensive security-level impairment assessment quarterly on all securities in an unrealized loss position to determine whether the loss represents OTTI. Our assessment considers the security structure, recent security collateral performance metrics, external credit ratings, failure of the issuer to make scheduled interest or principal payments, our judgment and expectations of future performance, and relevant independent industry research, analysis and forecasts. We also consider the severity of the impairment in our assessment. In the event of a credit loss, the credit component of the impairment is recognized within non-interest income, and the non-credit component is recognized through accumulated other comprehensive income.

Other investments include the Company's investment in the stock of the Federal Home Loan Bank ("FHLB") of New York, Pittsburgh and Boston and debentures of the FHLB, Federal National Mortgage Association (“FNMA”) and Federal Home Loan Mortgage Corporation (“FHLMC”). Although FHLB stock is an equity interest in an FHLB, it does not have a readily determinable fair value, because its ownership is restricted and it is not readily marketable. FHLB stock can be sold back only at its par value of $100 per share and only to the FHLBs or to another member institution. Accordingly, FHLB stock is carried at cost. The Company evaluates this investment for impairment on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

See Note 4 for detail on the Company's investments.

Loans held for investment

Loans are reported net of loan origination fees, direct origination costs and discounts and premiums associated with purchased loans and unearned income. Interest on loans is credited to income as it is earned. Loan origination fees and certain direct loan origination costs are deferred and recognized as adjustments to interest income in the Consolidated Statements of Operations over the contractual life of the loan utilizing the effective interest rate method. Premiums and discounts associated with purchased loans by the Bank are deferred and amortized as adjustments to interest income utilizing the effective interest rate method using estimated prepayment speeds, which are updated on a quarterly basis. Interest income is not recognized on loans when the loan payment is 90 days or more delinquent for commercial loans and consumer loans, excluding credit cards, or sooner if management believes the loan has become impaired. Credit cards continue to accrue interest until they are 180 days delinquent, at which point they are charged-off and interest is removed from interest income.

Certain loans acquired that result in recognition of a discount attributable, at least in part, to credit quality, and are not subsequently accounted for at fair value, are accounted for under the receivable topic of the FASB Accounting Standards Codification Section 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality”. The excess of the estimated undiscounted principal, interest and other cash flows expected to be collected over the initial investment in the acquired loans is amortized to interest income over the expected life of the loans via the effective interest rate method. The amount amortized for the acquired loan pool is adjusted when there is an increase or decrease in the expected cash flows. Further, the Company assesses impairment on these acquired loan pools for which there has been a decrease in the expected cash flows. Impairment is measured based on the present value of the expected cash flows from the loan (including the estimated fair value of the underlying collateral) discounted using the loan's effective interest rate.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Troubled debt restructurings (“TDRs”) are loans that have been modified whereby the Company has agreed to make certain concessions to customers to both meet the needs of the customers and to maximize the ultimate recovery of a loan. TDRs occur when a borrower is experiencing, or is expected to experience, financial difficulties and the loan is modified using a concession that would otherwise not be granted to the borrower. TDRs are generally placed on non-accrual status until the Company believes repayment under the revised terms is reasonably assured and a sustained period of repayment performance has been achieved (typically defined as six months for a monthly amortizing loan). All costs incurred by the Company in connection with a TDR are expensed as incurred. The TDR classification will remain on the loan until it is paid in full or liquidated.

Impaired loans are defined as all TDRs plus non-accrual commercial loans in excess of $1 million. In addition, the Company may perform a specific reserve analysis on loans that fail to meet this threshold if the nature of the collateral or business conditions warrant.  As of December 31, 2012, the Company is performing a specific reserve analysis on certain loans within the Corporate Banking and remaining commercial classes of financing receivables, regardless of loan size.

The Company measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that, as a practical expedient, the Company may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is a collateral-dependent loan.

A loan is considered to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay (e.g., less than 90 days) or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired.

See Note 5 for detail on the Company's loans and related allowance for loan losses.

Loans Held for Sale

Loans held for sale ("LHFS") are carried at lower of cost or at fair value. As of December 31, 2012, all LHFS are carried at fair value. Generally, residential loans are valued on an aggregate portfolio basis, and commercial loans are valued on an individual loan basis. Gains and losses on LHFS which are accounted for at fair value are recorded in other non-interest income. For LHFS recorded at lower of cost or fair value, direct loan origination costs and fees are deferred at origination and are recognized in other non-interest income at time of sale. For loans recorded at fair value, direct loan origination costs and fees are recorded in other non-interest income at origination. The fair value of LHFS is based on what secondary markets are currently offering for portfolios with similar characteristics, and related gains and losses are recorded in non-interest income.

See Note 5 for detail on the Company's loans and related allowance.

Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

The allowance for loan losses and reserve for unfunded lending commitments, collectively referred to as the “allowance for credit losses,” are maintained at levels that management considers adequate to provide for losses based upon an evaluation of known and inherent risks in the loan portfolio. Management's evaluation takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans with loss potential, geographic and industry concentrations, delinquency trends, economic conditions and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance for credit losses may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

The allowance for loan losses consists of two elements: (i) an allocated allowance, which is comprised of allowances established on loans specifically evaluated for impairment and loans collectively evaluated for impairment based on historical loan loss experience adjusted for current trends and both general economic conditions and other risk factors in the Company's loan portfolios, and (ii) an unallocated allowance to account for a level of imprecision in management's estimation process. Reserve levels are collectively reviewed for adequacy and approved quarterly by Board-level committees.

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

For the commercial loans portfolio segment, the Bank has specialized credit officers and workout units that identify and manage potential problem loans. Changes in management factors, financial and operating performance, company behavior, industry factors and external events and circumstances are evaluated on an ongoing basis to determine whether potential impairment is evident and additional analysis is needed. For the commercial loans portfolio segment, risk ratings are assigned to each individual loan to differentiate risk within the portfolio, and are reviewed on an ongoing basis by credit risk management and revised, if needed, to reflect the borrowers' current risk profiles and the related collateral positions. The risk ratings consider factors such as financial condition, debt capacity and coverage ratios, market presence and quality of management. Generally, credit officers reassess a borrower's risk rating on no less than an annual basis, and more frequently if warranted. This reassessment process is managed on a continual basis by the Credit Monitoring group to ensure consistency and accuracy in risk rating as well as appropriate frequency of risk rating review by the Bank's credit officers. The Company's Internal Audit group regularly performs loan reviews and assesses the appropriateness of assigned risk ratings. When a loan's risk rating is downgraded beyond a certain level, the Company's Workout Department becomes responsible for managing the credit risk. Risk rating actions are generally reviewed formally by one or more credit committees depending on the size of the loan and the type of risk rating action being taken. Detailed analyses are completed that support the risk rating and management's strategies for the customer relationship going forward.

The consumer loans portfolio segment and small business loans are monitored for credit risk and deterioration with statistical tools considering factors such as delinquency, loan-to-value ratio, and credit scores. The Bank evaluates the consumer portfolios throughout their life cycle on a portfolio basis. When problem loans are identified that are secured with collateral, management examines the loan files to evaluate the nature and type of collateral supporting the loans. Management documents the collateral type, date of the most recent valuation, and whether any liens exist, to determine the value to compare against the committed loan amount.

When the Bank determines that the value of an impaired loan is less than its carrying amount, the Bank recognizes impairment through a provision estimate or a charge-off to the allowance. Management performs these assessments on at least a quarterly basis.

For the commercial loans portfolio segment, a charge-off is recorded when a loan, or portion thereof, is considered uncollectible and of such little value that its continuance on the Company's books as an asset is not warranted, as outlined in accounting and regulatory guidance. Charge-offs are recorded on a monthly basis and partially charged-off loans continue to be evaluated on not less than a quarterly basis, with additional charge-offs or loan loss provisions taken on the remaining loan balance, if warranted, utilizing the same criteria.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Consumer loans (excluding auto loans and credit cards) and any portion of a consumer loan secured by a real estate mortgage not adequately secured are generally charged-off when deemed to be uncollectible or delinquent 180 days or more (120 days for closed-end consumer loans not secured by real estate), whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment include; a loan that is secured by collateral and is in the process of collection; a loan supported by a valid guarantee or insurance; or a loan supported by a valid claim against a solvent estate. Auto loans are charged off when an account becomes 121 days delinquent if the Company has not repossessed the related vehicle. The Company charges off accounts in repossession when the automobile is repossessed and legally available for disposition. Credit cards that are 180 days delinquent are charged-off and all interest is removed from interest income.

Within the Consumer loans portfolio segment, for both residential and home equity loans, loss severity assumptions are incorporated into the loan loss reserve models to estimate loan balances that will ultimately charge-off. These assumptions are based on recent loss experience for six loan-to-value bands within the portfolios. Current loan-to-value ratios are updated based on movements in the state-level Federal Housing Finance Agency House Pricing Indexes.

Additionally, the Company reserves for certain incurred, but undetected, losses within the loan portfolio. This is due to several factors, such as, but not limited to, inherent delays in obtaining information regarding a customer's financial condition or changes in its unique business conditions and the interpretation of economic trends. While this analysis is conducted at least quarterly, the Company has the ability to revise the allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a loan pool classification.

Regardless of the extent of the Company's analysis of customer performance, portfolio evaluations, trends or risk management processes established, a level of imprecision will always exist due to the judgmental nature of loan portfolio and/or individual loan evaluations. The Company maintains an unallocated allowance to recognize the existence of these exposures.

In addition to the allowance for loan losses, management also estimates probable losses related to unfunded lending commitments. Unfunded lending commitments for commercial customers are analyzed and segregated by risk according to the Company's internal risk rating scale. These risk classifications, in conjunction with an analysis of historical loss experience, current economic conditions and performance trends within specific portfolio segments, and any other pertinent information result in the estimation of the reserve for unfunded lending commitments. Additions to the reserve for unfunded lending commitments are made by charges to the provision for credit losses, and this reserve is classified within Other Liabilities on the Company's Consolidated Balance Sheets.

Risk factors are continuously reviewed and revised by management when conditions warrant. A comprehensive analysis of the allowance for loan losses and reserve for unfunded lending commitments is performed by the Company on a quarterly basis. In addition, a review of allowance levels based on nationally published statistics is conducted on at least an annual basis.

The factors supporting the allowance for loan losses and the reserve for unfunded lending commitments do not diminish the fact that the entire allowance for loan losses and the reserve for unfunded lending commitments are available to absorb losses in the loan portfolio and related commitment portfolio, respectively. The Company's principal focus, therefore, is on the adequacy of the total allowance for loan losses and reserve for unfunded lending commitments.

The allowance for loan losses and the reserve for unfunded lending commitments are subject to review by banking regulators. The Company's primary bank regulators conduct examinations of the allowance for loan losses and reserve for unfunded lending commitments and make assessments regarding their adequacy and the methodology employed in their determination.

See Note 5 for detail on the Company's loans and related allowance.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Premises and Equipment

Premises and equipment are carried at cost, less accumulated depreciation. Depreciation is calculated utilizing the straight-line method. Estimated useful lives are as follows:

Office buildings	10 to 30 years
Leasehold improvements(1)	10 to 30 years
Software(2)	3 to 5 years
Furniture, fixtures and equipment	3 to 10 years
Automobiles	5 years

(1)Leasehold improvements are depreciated over the shorter of the useful lives of the assets or the remaining term of the leases. The useful life of the leasehold improvements maybe extended beyond the base term of the lease contract when the lease contract includes renewal option period(s) that are reasonably assured of being exercised at the date the leasehold improvements are purchased.  At no point does the depreciable life exceed the economic useful life of the leasehold improvement or the expected term of the lease contract.
(2)Standard depreciable period for software is three years. However, for larger software implementation projects, a five-year period is utilized. For the 2012 information technology ("IT") transformation, the Company utilized a depreciable period of five years.

Expenditures for maintenance and repairs are charged to expense as incurred.

See Note 6 for detail on the Company's premises and equipment.

Cost and Equity Method Investments

For investments in limited partnerships, limited liability companies and other investments, including SCUSA, that are not required to be consolidated, the Company uses either the equity method or the cost method of accounting. The Company uses the equity method for general and limited partner ownership interests and limited liability companies in which the Company is considered to have significant influence over the operations of the investee and when the net asset value of our investment reflects our economic interest in the underlying investment. Under the equity method, the Company records the equity ownership share of net income or loss of the investee in "Income/(expense) from equity method investments". The Company uses the cost method for all other investments. Under the cost method, there is no change to the cost basis unless there is an other-than-temporary decline in value or dividends are received. If the decline is determined to be other-than temporary, the Company writes down the cost basis of the investment to a new cost basis that represents realizable value. The amount of the write-down is accounted for as a loss included in "Income/(expense) from equity method investments". Distributions received from the income of an investee on cost method investments are included in "Income/(expense) from equity method investments". Investments described above are included in the caption "Equity investments" on the Consolidated Balance Sheet.

See Note 7 for detail on the Company's equity investments.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Goodwill and other indefinite-lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing. Management performs an annual goodwill impairment test as of December 31 and whenever events occur or circumstances change that indicate the fair value of a reporting unit may be below its carrying value. The Company performed goodwill impairment testing as of December 31, 2012 and December 31, 2011 and concluded that goodwill was not impaired. The Company did not have any indefinite-lived intangible assets as of December 31, 2012.

See Note 8 for detail on the Company's goodwill and intangibles.

Mortgage Servicing Rights

Effective January 1, 2012, the Company elected to measure our residential mortgage servicing rights ("MSRs") at fair value. This election was made to be consistent with the risk management strategy to hedge changes in the fair value of these assets. The fair value of residential MSRs is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors which are determined based on current market conditions. Assumptions incorporated into the residential MSRs valuation model reflect management's best estimate of factors that a market participant would use in valuing the residential MSRs. Although sales of residential MSRs do occur, residential MSRs do not trade in an active market with readily observable prices.

As a benchmark for the reasonableness of the residential MSRs fair value, opinions of value from independent parties (“brokers”) are obtained. These brokers provide a range of values based upon their own discounted cash flow calculations of our portfolio that reflect conditions in the secondary market and any recently executed servicing transactions. Management compares the internally-developed residential MSRs value to the ranges of values received from the brokers. If the residential MSRs fair value falls outside of the brokers' ranges, management will assess whether a valuation adjustment is warranted. The residential MSRs value is considered to represent a reasonable estimate of fair value.

See Note 9 for detail on the MSRs.

Bank Owned Life Insurance

BOLI represents the cash surrender value for life insurance policies for certain current and former employees who have provided positive consent allowing the Bank to be the beneficiary of such policies. Increases in the net cash surrender value of the policies, as well as insurance proceeds received, are recorded in non-interest income, and are not subject to income taxes.

Other Real Estate Owned and Other Repossessed Assets

Other real estate owned (“OREO”) and other repossessed assets consist of properties and other assets acquired by, or in lieu of, foreclosure in partial or total satisfaction of non-performing loans. Assets obtained in satisfaction of a loan is recorded at the lower of cost or estimated fair value minus estimated costs to sell based upon the property's appraisal value at the date of transfer. The excess of the carrying value of the loan over the fair value of the property minus estimated costs to sell are charged to the allowance for loan losses. Any decline in the estimated fair value of asset that occurs after the initial transfer from the loan portfolio and costs of holding the property are recorded as operating expenses, except for significant property improvements that are capitalized to the extent that the carrying value does not exceed the estimated fair value. OREO and other repossessed assets are classified within Other Assets on the Consolidated Balance Sheets and totaled $69.3 million and $108.7 million at December 31, 2012 and December 31, 2011, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Leases

We provide financing for various types of equipment, aircraft, energy and power systems, and automobiles through a variety of lease arrangements. Direct financing leases are carried at the aggregate of lease payments plus estimated residual value of the leased property, less unearned income. Leveraged leases, a form of financing lease, are carried net of non-recourse debt. We recognize income over the term of the lease using the constant effective yield method. Lease residual values are reviewed for OTTI on an annual basis. Gains or losses on the sale of leased assets are included in Other non-interest income while valuation adjustments on lease residuals are included in Other non-interest expense.

Derivative Instruments and Hedging Activity

The Company uses derivative financial instruments primarily to help manage exposure to interest rate, foreign exchange, equity and credit risk. Also to reduce the effects that changes in interest rates may have on net income, fair value of assets and liabilities, and cash flows. The Company also enters into derivatives with customers to facilitate their risk management activities.

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

Fair value hedges that are highly effective are accounted for by recording the change in the fair value of the derivative instrument and the related hedged asset, liability or firm commitment on the Consolidated Balance Sheet with the corresponding income or expense recorded in the consolidated statement of operations. The adjustment to the hedged asset or liability is included in the basis of the hedged item, while the fair value of the derivative is recorded as an other asset or other liability. Actual cash receipts or payments and related amounts accrued during the period on derivatives included in a fair value hedge relationship are recorded as adjustments to the income or expense associated with the hedged asset or liability.

Cash flow hedges that are highly effective are accounted for by recording the fair value of the derivative instrument on the Consolidated Balance Sheet as an asset or liability, with a corresponding charge or credit, net of tax, recorded in accumulated other comprehensive income within stockholders' equity, in the accompanying Consolidated Balance Sheet. Amounts are reclassified from accumulated other comprehensive income to the consolidated statement of operations in the period or periods the hedged transaction affects earnings. In the case where certain cash flow hedging relationships have been terminated, the Company continues to defer the net gain or loss in accumulated other comprehensive income and reclassifies it into interest expense as the future cash flows occur, unless it becomes probable that the future cash flows will not occur.

We discontinue hedge accounting when it is determined that the derivative no longer qualifies as an effective hedge; the derivative expires or is sold, terminated or exercised; the derivative is designated as a fair value or cash flow hedge, or for a cash flow hedge, it is no longer probable that the forecasted transaction will occur by the end of the originally specified time period. If we determine that the derivative no longer qualifies as a fair value or cash flow hedge and hedge accounting is discontinued, the derivative will continue to be recorded on the balance sheet at its fair value, with changes in fair value included in current earnings. For a discontinued fair value hedge, the previously hedged item is no longer adjusted for changes in fair value.

The portion of gains and losses on derivative instruments not considered highly effective in hedging the change in fair value or expected cash flows of the hedged item, or derivatives not designated in hedging relationships, are recognized immediately in the consolidated statement of operations. See Note 15 for further discussion.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Income Taxes

The Company accounts for income taxes under the asset and liability method. Deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that will apply to taxable income in the years in which those temporary differences are expected to reverse or be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date.

A valuation allowance will be established if the Company determines that it is more likely than not that a deferred tax asset will not be realized. This requires periodic reviews of the carrying amount of deferred tax assets and when the deferred tax assets will be realized in future periods. Consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. Items considered in this evaluation include historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carryforward periods, experience with operating loss and tax credit carryforwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. The Company's evaluation is based on current tax laws, as well as management's expectations of future performance.

In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of inherently complex tax laws of the U.S., its states and municipalities, as well as certain foreign countries. Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. The Company reviews its tax balances quarterly and as new information becomes available, the balances are adjusted, as appropriate. Interest and penalties on income tax payments are included within income tax expense on the Consolidated Statement of Comprehensive Income.

The Company recognizes in its financial statements tax benefits from tax positions when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts. See Note 16 of the Consolidated Financial Statements for details on the Company's income taxes.

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

If the securitization transaction meets the accounting requirements for deconsolidation and sale treatment, the securitized receivables or loans are removed from the balance sheet and a net gain or loss is recognized in income at the time of sale and each subsequent sale. Net gains or losses resulting from securitizations are recorded in non-interest income. See further discussion on the Company's securitizations in Note 7.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Stock-Based Compensation
The Company, through Santander, sponsors stock plans under which incentive and non-qualified stock options and non-vested stock may be granted periodically to certain employees. The Company recognizes compensation expense related to stock options and non-vested stock awards based upon the fair value of the awards on the date of the grant, adjusted for expected forfeiting, which is charged to earnings over the requisite service period (e.g. vesting period). Additionally, the Company estimates the number of awards for which it is probable that service will be rendered and adjusts compensation cost accordingly. Estimated forfeitures are subsequently adjusted to reflect actual forfeitures. The required disclosures related to the Company's stock-based employee compensation plan are included in Note 17.

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
In May 2011, the FASB issued ASU 2011-04, an update to ASC 820, “Fair Value Measurement,” to provide guidance about how fair value should be determined where it is already required or permitted under U.S. GAAP. The guidance clarifies how a principal market is determined, addresses the fair value measurement of instruments with offsetting market or counterparty credit risks and the concept of valuation premise and highest and best use, extends the prohibition on blockage factors to all three levels of the fair value hierarchy, and requires additional disclosures. The amendments to ASC 820 were effective beginning January 1, 2012 for the Company, and were applied prospectively. The implementation of this guidance did not have a significant impact on the Company’s financial position or results of operations. The new disclosures required by the amended guidance are included in Note 19 - Fair Value.
In June 2011, the FASB issued ASU 2011-05, an update to ASC 220, “Comprehensive Income”, which eliminates the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity and now requires the presentation of total comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both options, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In December 2011, the FASB issued ASU 2011-12, which deferred certain aspects of ASC 2011-05 related to the presentation of reclassification adjustments out of accumulated other comprehensive income. The amendments to ASC 220 were effective beginning January 1, 2012 for the Company, and were applied retrospectively. The deferral period began for the Company on January 1, 2012 and ended December 31, 2012. In February 2013, the FASB issued ASU 2013-02 to improve the transparency of reporting the reclassifications out of accumulated other comprehensive income. The amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other disclosures required under U.S GAAP that provide additional detail about these amounts. The amendments are effective for the Company prospectively beginning January 1, 2013. The implementation of ASU 2011-05 did not have a significant impact on the Company’s financial position or results of operations, and the Company does not expect the implementation of ASU 2013-02 to have a significant impact on its financial position or results of operations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) RECENT ACCOUNTING DEVELOPMENTS (continued)

In September 2011, the FASB issued ASU 2011-08, an update to ASC 350, “Intangibles — Goodwill and Other”. The amendments to the ASU permit companies to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step impairment test. The amendments to ASC 350 were effective beginning January 1, 2012 for the Company. The implementation of this guidance did not have a significant impact on the Company’s financial position or results of operations.

In December 2011, the FASB issued ASU 2011-11, an update to ASC 210, "Balance Sheet", which requires entities to disclose both gross information and net information about both financial instruments and transactions eligible for offset in the statement of financial position and transactions subject to an agreement similar to a master netting arrangement. The amendment is designed to enhance disclosures about the financial instruments and derivatives, which will allow the users of an entity's financial statements to evaluate the effect of netting arrangements on an entity's financial position. In January 2013, the FASB issued ASU 2013-01 to clarify the scope of disclosures about offsetting assets and liabilities under ASU 2011-11. ASU 2013-01 states that ordinary trade receivables and receivables are not in the scope of ASU 2011-11, and that ASU 2011-11 applies only to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria or subject to a master netting arrangement or similar agreement. The amendments to ASC 210 are effective for interim and annual periods beginning January 1, 2013 for the Company, and should be applied retrospectively to the beginning of the first annual period presented. The Company does not expect the implementation of this guidance to have a significant impact on its financial position or results of operations.

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

In February 2013, the FASB issued ASU 2013-04, an update to ASC 405, "Liabilities". This ASU requires an entity to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date as the sum of (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. This ASU also requires an entity to disclose the nature and amount of the obligations as well as other information about those obligations. The amendments to this update are effective January 1, 2014 and should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the update's scope that exist at the beginning of an entity's fiscal year of adoption. The implementation of this guidance is not expected to have a significant impact on the Company's financial position or results of operations.

(3) SCUSA TRANSACTION

Santander Consumer USA, Inc. ("SCUSA"), a specialized consumer finance company engaged in the purchase, securitization, and servicing of retail installment contracts originated by automobile dealers, was a consolidated subsidiary prior to December 31, 2011.

On December 31, 2011, SCUSA increased its share capital through the issuance of shares to third-party investors through a sponsor entity (the "Sponsors") and certain members of its management for approximately $1.16 billion, resulting in a dilution of the Company's ownership in SCUSA to approximately 65%. There was no change in ownership during 2012.

Also on December 31, 2011, SCUSA's investors entered into an agreement (the “Shareholders Agreement”) providing each of its investors with several substantive participating rights and certain protective rights known as “Board Reserved Matters” and “Shareholder Reserved Matters”, thereby requiring each of its investors to jointly manage SCUSA and share control over it.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) SCUSA TRANSACTION (continued)

The Board Reserved Matters include significant strategic financial and operating decisions, including decisions related to the approval of certain significant contracts; asset acquisitions, sales or dispositions; dividends or other capital distributions; director compensation; budget approvals; equity compensation plans; and the appointment, compensation and termination of certain executives that represent substantive participating rights.

The Shareholder Reserved Matters further include certain significant governance decisions related to the dissolution or bankruptcy of the company, non pro-rata reductions to share capital, change of company name or jurisdiction of incorporation, changes in board structure, sale or merger of the company or a significant subsidiary or similar transactions, sale or disposition of substantially all assets of the company or a significant subsidiary and changes in principal line of business that represent protective participating rights.

The Shareholder Reserved Matters require a 100% vote of all shares held by SHUSA, Mr. Dundon (the SCUSA CEO) and the Sponsors. The Board Reserved Matters requires the affirmative vote of at least four of seven SHUSA directors; and the affirmative vote of at least three of five directors from both Mr. Dundon and the Sponsor directors, collectively, where Mr. Dundon is entitled to one vote and the Sponsor directors are entitled to four votes. These substantive participating shareholder rights preclude the Company from controlling SCUSA. As a result, SCUSA was deconsolidated on December 31, 2011, and is accounted for as an equity method investment.

SHUSA deconsolidated SCUSA on December 31, 2011 by removing SCUSA's assets, liabilities and its non-controlling interest in SCUSA from its consolidated financial statements. The difference between the fair value of the Company's retained non-controlling interest in SCUSA and the carrying amount of its former controlling interest in SCUSA's net assets was recognized as a pre-tax gain in the amount of $987.7 million in the Company's Consolidated Statements of Operations for the year ended December 31, 2011.

Pursuant to the Shareholders Agreement, depending on SCUSA's performance during 2014 and 2015, if SCUSA exceeds certain performance targets, SCUSA may be required to make a payment of up to $595.0 million to SHUSA. If SCUSA does not meet such performance targets during 2014 and 2015, SCUSA may be required to make a payment to the Sponsors of up to the same amount.

The Shareholders Agreement also provides that the Sponsors will have the right to sell, and SHUSA will be required to purchase, the Sponsors' shares of SCUSA's common stock, at its then fair market value on the fourth, fifth and seventh anniversaries of the SCUSA Transaction, unless an initial public offering of SCUSA's common stock has been previously consummated.

See further discussion on other transactions with SCUSA in Note 22. See Exhibit 99.1 for SCUSA’s consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) INVESTMENT SECURITIES

Available-for-sale
Investment Securities Summary
The following tables present the composition and fair value of investment securities available-for-sale at the dates indicated:

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
Investment securities:
U.S. Treasury and government agency securities	$8,996	$—	$—	$8,996
Debentures of FHLMC and FNMA	1,150	—	—	1,150
Corporate debt securities	2,634,602	72,290	(1,186)	2,705,706
Asset-backed securities	1,825,950	5,628	(12,741)	1,818,837
Equity securities	5,108	113	(5)	5,216
State and municipal securities	1,973,559	89,637	(2,904)	2,060,292
Mortgage-backed securities:
U.S. government agencies	6,345,891	72,185	(5,342)	6,412,734
FHLMC and FNMA debt securities	5,617,925	58,721	(5,750)	5,670,896
Non-agency securities	193	—	—	193
Total investment securities available-for-sale	$18,413,374	$298,574	$(27,928)	$18,684,020

	December 31, 2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
Investment securities:
U.S. Treasury and government agency securities	$44,070	$20	$—	$44,090
Corporate debt securities	2,070,255	16,249	(36,984)	2,049,520
Asset-backed securities	2,639,397	8,191	(7,298)	2,640,290
State and municipal securities	1,735,465	53,013	(3,700)	1,784,778
Mortgage-backed securities:
U.S. government agencies	3,904,933	50,049	(4,022)	3,950,960
FHLMC and FNMA debt securities	5,012,584	77,822	(1,760)	5,088,646
Non-agency securities	290	2	—	292
Total investment securities available-for-sale	$15,406,994	$205,346	$(53,764)	$15,558,576

As of December 31, 2012 and December 31, 2011, the Company had investment securities available-for-sale with an estimated fair value of $5.3 billion and $3.6 billion, respectively, pledged as collateral which was made up of the following: $2.0 billion and $1.9 billion, respectively, were pledged to secure public fund deposits, $2.7 billion and $1.3 billion, respectively, were pledged at various brokers and FHLBs to secure borrowings as well as support hedging relationships, and $535.2 million and $431.4 million, respectively, were pledged to secure the Bank's customer overnight sweep product.

At December 31, 2012 and 2011, the Company had $78.7 million and $72.4 million, respectively, of accrued interest related to investment securities.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) INVESTMENT SECURITIES (continued)

The state and municipal bond portfolio consists of general obligation bonds of states, cities, counties and school districts. The portfolio has a weighted average underlying credit risk rating of AA. The largest geographic concentrations of the state and local municipal bonds are in California, Texas and Florida which represented 15%, 14% and 14%, respectively, of the total portfolio. No other state comprised more than 11% of the total portfolio.
Contractual Maturity of Debt Securities
Contractual maturities of the Company’s investment securities available-for-sale at December 31, 2012 are as follows:

	Due Within One Year	Due After 1 Within 5 Years	Due After 5 Within 10 Years	Due After 10 Years/No Maturity	Total(1)	Weighted Average Yield(2)
U.S Treasury and government agency	$8,996	$—	$—	$—	$8,996	0.11%
Debentures of FNMA and FHLMC	1,150	—	—	—	1,150	0.07%
Corporate debt securities	362,983	2,113,778	228,945	—	2,705,706	2.44%
Asset backed securities	641,562	42,494	493,608	641,173	1,818,837	1.73%
Equity securities	—	—	—	5,216	5,216	2.08%
State and municipal securities	10	—	67,351	1,992,931	2,060,292	3.52%
Mortgage-backed securities:
U.S. government agencies	—	—	13,871	6,398,863	6,412,734	1.68%
FHLMC and FNMA securities	3	14,788	26,880	5,629,225	5,670,896	1.85%
Non-agencies	—	192	1	—	193	3.86%
Total fair value	$1,014,704	$2,171,252	$830,656	$14,667,408	$18,684,020	2.04%
Weighted Average Yield	1.62%	2.36%	2.51%	2.01%	2.04%
Total amortized cost	$1,010,332	$2,106,698	$834,114	$14,462,230	$18,413,374

(1) The maturities above do not represent the effective duration of the Company's portfolio, since the amounts above are based on contractual maturities and do not contemplate anticipated prepayments, with the exception of the securities identified in note (2) below.
(2) Yields on tax-exempt securities are calculated on a tax equivalent basis and are based on the statutory federal tax rate of 35%.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) INVESTMENT SECURITIES (continued)

Gross Unrealized Loss and Fair Value of Securities Available for Sale
The following tables disclose the aggregate amount of unrealized losses as of December 31, 2012 and December 31, 2011 on securities in the Company’s investment portfolio classified according to the amount of time that those securities have been in a continuous loss position:

	At December 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)

Corporate debt securities	$354,844	$(1,175)	$14,974	$(11)	$369,818	$(1,186)
Asset-backed securities	374,142	(12,395)	59,150	(346)	433,292	(12,741)
Equity securities	5,094	(5)	—	—	5,094	(5)
State and municipal securities	192,271	(2,904)	—	—	192,271	(2,904)
Mortgage-backed securities:
U.S. government agencies	925,367	(4,800)	97,531	(542)	1,022,898	(5,342)
FHLMC and FNMA debt securities	2,224,013	(5,750)	—	—	2,224,013	(5,750)
Total investment securities available-for-sale	$4,075,731	$(27,029)	$171,655	$(899)	$4,247,386	$(27,928)

	At December 31, 2011
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate debt securities	$1,129,751	$(23,499)	$108,931	$(13,485)	$1,238,682	$(36,984)
Asset-backed securities	602,183	(2,754)	219,016	(4,544)	821,199	(7,298)
State and municipal securities	26,910	(204)	191,597	(3,496)	218,507	(3,700)
Mortgage-backed securities:
U.S. government agencies	856,687	(4,022)	—	—	856,687	(4,022)
FHLMC and FNMA debt securities	590,740	(1,667)	6,847	(93)	597,587	(1,760)
Total investment securities available-for-sale	$3,206,271	$(32,146)	$526,391	$(21,618)	$3,732,662	$(53,764)

The Company continuously evaluates its investment strategies in light of changes in the regulatory environment that could have an impact on capital and liquidity. Based on this evaluation, it is reasonably possible the Company may elect to pursue other strategies relative to its remaining investment securities portfolio.

Management evaluates all securities for OTTI on at least a quarterly basis. During the securities level assessments, consideration is given to (1) the intent not to sell and probability that the Company will not be required to sell the security before recovery of its cost basis to allow for any anticipated recovery in fair value, (2) the financial condition and near-term prospects of the issuer, and (3) the ability to collect the future expected cash flows. Key assumptions utilized to forecast expected cash flows may include loss severity, expected cumulative loss percentage, cumulative loss percentage to date, weighted average FICO and weighted average LTV, rating or scoring, as applicable.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) INVESTMENT SECURITIES (continued)

Management has concluded that the unrealized losses on its investment securities (which totaled 116 individual securities at December 31, 2012) are temporary in nature since (1) they are not related to the underlying credit quality of the issuers, (2) the principal and interest on these securities are from investment grade issuers, (3) the Company does not intend to sell these investments and (4) it is more likely than not that the Company will not be required to sell the investments before recovery of the amortized cost basis, which may be at maturity. There were no investments with unrealized losses that were deemed to be other than temporary in nature.

In November 2011, the Company sold the majority of its non-agency mortgage-backed securities portfolio. Prior to the sale, the Company held investments in these non-agency mortgage-backed securities for which it did not expect to collect the entire scheduled principal. For the year ended December 31, 2012, the Company had no credit losses on investment securities.

Rollforward of Cumulative OTTI Credit Losses Recognized in Earnings

The following table displays changes in credit losses for those non-agency mortgage-backed securities recognized in earnings for the years ended December 31, 2011 and December 31, 2010.

	Year Ended December 31,
	2011	2010
	(in thousands)
Cumulative credit loss recognized on non-agency securities at the beginning of the period	$210,919	$206,156
Cumulative reduction as of the beginning of the period for accretion into interest income for the expected increase in cash flow on certain non-agency securities	(9,631)	—
Current period accretion into interest income for the expected increase in cash flow on certain non-agency securities	(8,375)	(9,631)
Additions for amount related to credit loss for which an other-than-temporary impairment was not previously recognized	—	4,763
Reductions for securities sold during the period	(193,238)	—
Additional increases to credit losses for previously recognized other-than-temporary impairment charges when the entity does not intend to sell the security	325	—
Net cumulative credit loss recognized on non-agency securities as of the end of the period	—	201,288
Reductions for increases in cash flows expected to be collected and recognized over the remaining life of securities	—	(70,762)
Projected ending balance of the amount related to credit losses on debt securities at the end of the period for which a portion of an other-than-temporary impairment was recognized in other comprehensive income	$—	$130,525

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) INVESTMENT SECURITIES (continued)

Gains (Losses) on Sales of Securities Available for Sale

Proceeds from sales of investment securities and the realized gross gains and losses from those sales are as follows:

	Year Ended December 31,
	2012	2011	2010

Proceeds from the sales of investment securities	$4,256,661	$6,892,337	$5,075,900

Gross realized gains	101,983	178,364	206,284
Gross realized losses	(1,092)	(103,442)	(965)
Net realized gains	$100,891	$74,922	$205,319

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

SHUSA recognized $100.9 million and $74.9 million in 2012 and 2011, respectively, in gains on sale of investment securities as a result of overall balance sheet and interest rate risk management. The gain in 2012 was primarily made up of the following: in May 2012, the Company sold $918.7 million of FHLMC and FNMA mortgage-backed debt securities for a gain of $40.0 million; the Company sold additional agency mortgage-backed debt securities for a gain of $28.1 million, municipal bond securities for a gain of $23.1 million and asset-backed debt securities for a gain of $7.7 million. During 2011, the Company sold a portion of the non-agency mortgage-backed securities portfolio resulting in the recognition of $103.3 million in unrealized losses. The remaining gains/losses in 2012, 2011 and 2010 were on various transactions.

During 2010, the Company sold its Visa Inc. Class B common shares for proceeds of $19.5 million, resulting in a pre-tax gain of $14.0 million. As part of this transaction, the Company entered into a total return swap in which the Company will make or receive payments based on subsequent changes in the conversion rate of the Class B shares into Class A shares. The swap terminates on the later of the third anniversary of Visa's IPO or the date on which certain pre-specified litigation is finally settled. As a result of the sale of Class B shares and entering into the swap contract, the Company recognized a free standing derivative liability with an initial fair value of $5.5 million. The sale of the Class B shares, recognition of the derivative liability and reversal of the net litigation reserve liability resulted in a pre-tax benefit of $14.0 million ($9.6 million after-tax) recognized by the Company in 2010.

Nontaxable interest and dividend income earned on investment securities was $67.0 million, $67.0 million and $78.5 million for years ended December 31, 2012, 2011 and 2010, respectively. Tax expenses related to net realized gains and losses from sales of investment securities for the years ended December 31, 2012, 2011 and 2010 were $40.4 million, $29.4 million and $69.6 million, respectively.

Other Investments

Other investments primarily include the Company's investment in the stock of the FHLB of Pittsburgh and the Federal Reserve Board with a carrying amount of $1.0 billion and $555.4 million as of December 31, 2012 and December 31, 2011, respectively. The stock does not have a readily determinable fair value, because its ownership is restricted and it lacks a market. The stock can be sold back only at its par value of $100 per share and only to the FHLBs or the FRB. Accordingly, the stock is carried at cost.

Other investments also includes an FHLB CD with a maturity date of September 2014 with a carrying amount of $19.7 million and $19.5 million as of December 31, 2012 and December 31, 2011, respectively.

The Company has the positive intent and ability to hold these investments until maturity. Accordingly, the investments are classified as part of other investments in the Company's consolidated balance sheet. The Company evaluates these investments for impairment on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table presents the composition of the gross loans held for investment portfolio by type of loan and by fixed and variable rates at the dates indicated:

	December 31, 2012		December 31, 2011
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial loans held for investment:
Commercial real estate loans	$10,034,868	19.2%	$10,553,174	20.6%
Commercial and industrial loans	13,692,020	26.1%	11,084,292	21.6%
Multi-family loans	7,572,555	14.4%	7,100,620	13.8%
Other	1,631,896	3.1%	1,151,107	2.2%
Total commercial loans held for investment	32,931,339	62.8%	29,889,193	58.2%
Consumer loans secured by real estate:
Residential mortgages	10,400,967	19.8%	11,285,550	22.0%
Home equity loans and lines of credit	6,638,466	12.7%	6,868,939	13.4%
Total consumer loans secured by real estate	17,039,433	32.5%	18,154,489	35.4%
Consumer loans not secured by real estate:
Auto loans	295,398	0.6%	958,345	1.9%
Other	2,122,741	4.1%	2,305,353	4.5%
Total consumer loans	19,457,572	37.2%	21,418,187	41.8%
Total loans held for investment (1)	$52,388,911	100.0%	$51,307,380	100.0%
Total loans held for investment:
Fixed rate	$24,056,174	45.9%	$26,280,371	51.2%
Variable rate	28,332,737	54.1%	25,027,009	48.8%
Total loans held for investment (1)	$52,388,911	100.0%	$51,307,380	100.0%

(1)
Total loans held for investment includes deferred loan origination costs, net of deferred loan fees and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net increase in loan balances of $76.9 million and $106.0 million as of December 31, 2012 and December 31, 2011, respectively.

Loans pledged as collateral for borrowings totaled $40.1 billion at December 31, 2012 and $32.5 billion at December 31, 2011, respectively.

At December 31, 2012 and December 31, 2011, there was $130.0 million and $136.6 million, respectively, of loan accrued interest.

The entire LHFS portfolio at December 31, 2012 and December 31, 2011 consisted of fixed-rate residential mortgages. The balance at December 31, 2012 was $843.4 million, compared to $352.5 million at December 31, 2011.

On March 9, 2012, Santander transferred $374.0 million of commercial loans to the Company. In accordance with ASC 805, the loans and corresponding allowance were transferred at their carrying value. On March 30, 2012, the Company purchased $273.9 million of multi-family loans from a third party. On August 1, 2012 and September 14, 2012, Santander transferred $83.3 million of commercial loans to the Company.

Additionally, through the normal course of business, the Company purchased residential mortgages totaling $834.2 million for the year ended December 31, 2012 and $551.7 million for the year ended December 31, 2011.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The following table presents the activity in the allowance for credit losses for the periods indicated:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Allowance for loan losses, beginning of period	$1,083,492	$2,197,450	$1,818,224
Allowance established in connection with reconsolidation of previously unconsolidated securitized assets	—	—	5,991
Allowance recorded as part of loans transferred from Santander	3,712	—	—
Allowance change due to SCUSA Transaction	—	(1,208,474)	—
Charge-offs:
Commercial	335,114	545,028	650,888
Consumer secured by real estate	154,263	250,992	108,253
Consumer not secured by real estate(2)	117,862	818,017	753,016
Total charge-offs	607,239	1,614,037	1,512,157
Recoveries:
Commercial	47,940	42,059	54,768
Consumer secured by real estate	8,935	8,419	2,297
Consumer not secured by real estate(2)	37,344	293,988	242,782
Total recoveries	94,219	344,466	299,847
Charge-offs, net of recoveries	513,020	1,269,571	1,212,310
Provision for loan losses (1)(2)	439,285	1,364,087	1,585,545
Allowance for loan losses, end of period	$1,013,469	$1,083,492	$2,197,450
Reserve for unfunded lending commitments, beginning of period	$256,485	$300,621	$259,140
(Release of)/ provision for unfunded lending commitments (1)	(46,485)	(44,136)	41,481
Reserve for unfunded lending commitments, end of period	$210,000	$256,485	$300,621
Total allowance for credit losses, end of period	$1,223,469	$1,339,977	$2,498,071

(1)
The Company defines the provision for credit losses in the Consolidated Statement of Comprehensive Income as the sum of the total provision for loan losses and provision for unfunded lending commitments.

(2)
On December 31, 2011, the Company deconsolidated SCUSA as a result of certain agreements with investors entered into during the fourth quarter of 2011. See further discussion on the SCUSA Transaction in Note 3. The activity in the year of 2012 does not include SCUSA activity.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The following table presents the composition of non-performing assets at the dates indicated:

	At December 31,
	2012	2011
	(in thousands)
Non-accrual loans:
Commercial:
Commercial real estate	$291,236	$459,692
Commercial and industrial	122,111	213,617
Multi-family	58,587	126,738
Total commercial loans	471,934	800,047
Consumer:
Residential mortgages	511,382	438,461
Consumer loans secured by real estate	170,486	108,075
Consumer loans not secured by real estate	18,874	12,883
Total consumer loans	700,742	559,419
Total non-accrual loans	1,172,676	1,359,466
Other real estate owned	65,962	103,026
Other repossessed assets	3,301	5,671
Total other real estate owned and other repossessed assets	69,263	108,697
Total non-performing assets	$1,241,939	$1,468,163

Impaired loans are generally defined as all Troubled Debt Restructurings (“TDRs”) plus commercial non-accrual loans in excess of $1.0 million.
The following table summarizes impaired loans:

	AT DECEMBER 31,
	2012	2011
	(in thousands)
Impaired loans with a related allowance	$1,029,392	$1,118,591
Impaired loans without a related allowance	360,815	269,677
Total impaired loans	$1,390,207	$1,388,268
Allowance for loan losses reserved for impaired loans	$267,054	$252,556

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Loans Acquired With Deteriorated Credit Quality

Prior to December 31, 2011, the Company, through SCUSA, acquired certain auto loans at a substantial discount from par from manufacturer-franchised dealers or other companies engaged in non-prime auto-lending activities. Part of this discount was attributable to the expectation that not all contractual cash flows would be received from the borrowers. These loans were accounted for under the Receivable topic of the FASB Accounting Standards Codification (Section 310-30) “Loans and Debt Securities Acquired with Deteriorated Credit Quality”. The excess of undiscounted cash flows expected over the estimated fair value at acquisition is referred to as the accretable yield and is recognized in interest income over the remaining life of the loans using the constant effective yield method. The difference between contractually required payments and the undiscounted cash flows expected to be collected at acquisition is referred to as the nonaccretable difference.

A rollforward of the Company's consolidation of SCUSA's nonaccretable difference and accretable yield on loans accounted for under Section 310-30 is shown below for the year ended December 31, 2011:

	Contractual Receivable Amount	Nonaccretable Yield	Accretable Premium/(Yield)	Carrying Amount
	(in thousands)
Balance, beginning of period December 31, 2010	$9,147,004	$(966,463)	$210,459	$8,391,000
Additions (loans acquired during the period)	4,082,745	(396,463)	139,599	3,825,881
Customer repayments	(3,965,789)	—	—	(3,965,789)
Charge-offs	(573,788)	573,788	—	—
Accretion of loan discount	—	—	(189,341)	(189,341)
Transfers between nonaccretable and accretable yield	—	(14,092)	14,092	—
Settlement adjustments	10,288	(2,279)	(263)	7,746
Reduction due to SCUSA Transaction	(8,700,460)	805,509	(174,546)	(8,069,497)
Balance, end of period December 31, 2011	$—	$—	$—	$—

On December 31, 2011, the Company deconsolidated SCUSA as a result of certain agreements with investors entered into during the fourth quarter of 2011. See further discussion on the SCUSA Transaction in Note 3. Any remaining balances related to the preceding purchased-impaired loans were deconsolidated from SHUSA's financial statements on December 31, 2011. As of December 31, 2011 and December 31, 2012, the Company does not have any significant loan balances or loan portfolios that are accounted for under ASC Section 310-30.

Portfolio segments and classes

U.S. GAAP requires that entities disclose information about the credit quality of their financing receivables at disaggregated levels, specifically defined as “portfolio segments” based on management’s systematic methodology for determining the allowance for credit losses. As such, compared to the financial statement categorization of loans, the Company utilizes an alternate categorization for purposes of modeling and calculating the allowance for credit losses and for tracking the credit quality, delinquency and impairment status of the underlying commercial and consumer loans.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

In disaggregating its loan portfolio, the Company’s methodology begins with the commercial and consumer portfolio segments. The disaggregation of the commercial portfolio segment (the classes of financing receivables) reflects line of business distinctions. “Corporate banking” includes the majority of commercial and industrial loans as well as related owner-occupied real estate. “Middle market commercial real estate” represents the portfolio of specialized lending for investment real estate. “Continuing care retirement communities” is the portfolio of financing for continuing care retirement communities. “Santander real estate capital” is the real estate portfolio of the specialized lending group. “Remaining commercial” represents principally the commercial equipment and vehicle funding business.

The disaggregation of the consumer portfolio segment (the classes of financing receivables) reflects product structure with minor variations from the financial statement categories. “Home mortgages” is generally residential mortgages, “Self-originated home equity” excludes purchased home equity portfolios and “Indirect auto” excludes self-originated direct auto loans. “Indirect purchased” represents an acquired portfolio of marine and recreational vehicle contracts. Direct auto loans and purchased home equity loans make up the majority of balances in “Remaining consumer”. “Credit cards” includes all unsecured consumer credit cards.

The following table reconciles the Company's recorded investment classified by its major loan classifications to: (i) portfolio segments (commercial and consumer), and (ii) classes of financing receivables at December 31, 2012 and December 31, 2011 (in thousands):

	Commercial Portfolio Segment(2)
Major Loan Classifications(1) December 31, 2012	Corporate Banking	Continuing Care Retirement Communities	Middle Market Commercial Real Estate	Santander Real Estate Capital	Remaining Commercial	Total

Commercial loans held for investment:
Commercial real estate	$4,133,449	$237,390	$3,283,418	$2,380,611	$—	$10,034,868
Commercial and industrial loans	13,441,238	15,279	200,630	26,822	8,051	13,692,020
Multi-family loans	223,009	—	212,176	7,137,370	—	7,572,555
Other	615,225	—	—	—	1,016,671	1,631,896
Total commercial loans held for investment	$18,412,921	$252,669	$3,696,224	$9,544,803	$1,024,722	$32,931,339

(1)	These loan types represent the Company's loan categories based on the United States Securities and Exchange Commission's Regulation S-X Article 9.

(2)	These loans represent the Company's loan classes used to determine its allowance for loan and lease losses in accordance with ASC 310-10.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Consumer Portfolio Segment(2)
Major Loan Classifications(1) December 31, 2012	Home Mortgages(3)	Self-originated home equity	Indirect Auto	Indirect Purchased	Credit Cards	Remaining Consumer	Total

Consumer loans secured by real estate:
Residential mortgages	$10,399,879	$—	$—	$—	$—	$1,088	$10,400,967
Home equity loans and lines of credit	—	6,333,426	—	—	—	305,040	6,638,466
Total consumer loans secured by real estate	10,399,879	6,333,426	—	—	—	306,128	17,039,433
Consumer loans not secured by real estate:
Auto loans	—	—	251,334	—	—	44,064	295,398
Other	—	—	—	1,473,278	214,542	434,921	2,122,741
Total consumer loans held for investment	$10,399,879	$6,333,426	$251,334	$1,473,278	$214,542	$785,113	$19,457,572

(1)	These loan types represent the Company's loan categories based on the United States Securities and Exchange Commission's Regulation S-X Article 9.

(2)	These loans represent the Company's loan classes used to determine its allowance for loan and lease losses in accordance with ASC310-10.

(3)	Home mortgages exclude $843.4 million of loans held for sale.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Commercial Portfolio Segment(2)
Major Loan Classifications(1) December 31, 2011	Corporate Banking	Continuing Care Retirement Communities	Middle Market Commercial Real Estate	Santander Real Estate Capital	Remaining Commercial	Total

Commercial loans held for investment:
Commercial real estate	$4,033,988	$175,444	$3,117,523	$2,839,714	$386,505	$10,553,174
Commercial and industrial loans	10,696,040	54,501	289,103	27,591	17,057	11,084,292
Multi-family loans	222,269	—	447,694	6,430,657	—	7,100,620
Other	292,063	—	—	—	859,044	1,151,107
Total commercial loans held for investment	$15,244,360	$229,945	$3,854,320	$9,297,962	$1,262,606	$29,889,193

(1)	These loan types represent the Company's loan categories based on the United States Securities and Exchange Commission's Regulation S-X Article 9.

(2)	These loans represent the Company's loan classes used to determine its allowance for loan and lease losses in accordance with ASC 310-10.

	Consumer Portfolio Segment(2)
Major Loan Classifications(1) December 31, 2011	Home Mortgages(3)	Self-originated home equity	Indirect Auto	Indirect Purchased	Credit Cards	Remaining Consumer	Total

Consumer loans secured by real estate:
Residential mortgages	$11,284,106	$—	$—	$—	$—	$1,444	$11,285,550
Home equity loans and lines of credit	—	6,504,482	—	—	—	364,457	6,868,939
Total consumer loans secured by real estate	11,284,106	6,504,482	—	—	—	365,901	18,154,489
Consumer loans not secured by real estate:
Auto loans	—	—	761,590	—	—	196,755	958,345
Other	—	—	—	1,832,298	187,995	285,060	2,305,353
Total consumer loans held for investment	$11,284,106	$6,504,482	$761,590	$1,832,298	$187,995	$847,716	$21,418,187

(1)	These loan types represent the Company's loan categories based on the United States Securities and Exchange Commission's Regulation S-X Article 9.

(2)	These loans represent the Company's loan classes used to determine its allowance for loan and lease losses in accordance with ASC 310-10.

(3)	Home mortgages exclude $352.5 million of loans held for sale.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2012 and 2011 was as follows (in thousands):

	Year-Ended December 31, 2012
	Commercial	Consumer	Unallocated	Total

Allowance for loan losses, beginning of period	$766,865	$292,816	$23,811	$1,083,492
Allowance recorded as part of loans transferred from Santander	3,712	—	—	3,712
Provision for loan losses	97,528	340,289	1,468	439,285
Charge-offs	(335,114)	(272,125)	—	(607,239)
Recoveries	47,940	46,279	—	94,219
Charge-offs, net of recoveries	(287,174)	(225,846)	—	(513,020)
Allowance for loan losses, end of period	$580,931	$407,259	$25,279	$1,013,469
Ending balance, individually evaluated for impairment	$112,784	$154,270	$—	$267,054
Ending balance, collectively evaluated for impairment	468,147	252,989	25,279	746,415

Financing receivables:
Ending balance	$32,931,339	$20,301,014	$—	$53,232,353
Ending balance, evaluated at fair value	—	843,442	—	843,442
Ending balance, individually evaluated for impairment	633,822	756,385	—	1,390,207
Ending balance, collectively evaluated for impairment	32,297,517	18,701,187	—	50,998,704

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Year-Ended December 31, 2011
	Commercial	Consumer	Unallocated	Total

Allowance for loan losses, beginning of period	$905,786	$1,275,982	$15,682	$2,197,450
Allowance released due to SCUSA Transaction	—	(1,208,474)	—	(1,208,474)
Provision for loan losses	364,048	991,910	8,129	1,364,087
Charge-offs	(545,028)	(1,069,009)	—	(1,614,037)
Recoveries	42,059	302,407	—	344,466
Charge-offs, net of recoveries	(502,969)	(766,602)	—	(1,269,571)
Allowance for loan losses, end of period	$766,865	$292,816	$23,811	$1,083,492
Ending balance, individually evaluated for impairment	$217,865	$34,691	$—	$252,556
Ending balance, collectively evaluated for impairment	549,000	258,125	23,811	830,936

Financing receivables:
Ending balance	$29,889,193	$21,770,658	$—	$51,659,851
Ending balance, evaluated at fair value	—	352,471	—	352,471
Ending balance, individually evaluated for impairment	836,580	494,431	—	1,331,011
Ending balance, collectively evaluated for impairment	29,052,613	20,923,756	—	49,976,369
Purchased impaired loans	—	—	—	—

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Year Ended December 31, 2010
	Commercial	Consumer	Unallocated	Total

Allowance for loan losses, beginning of period	$989,192	$824,529	$4,503	$1,818,224
Allowance established in connection with reconsolidation of previously unconsolidated securitized assets	5,991	—	—	5,991
Provision for loan losses	506,723	1,067,643	11,179	1,585,545
Charge-offs	(650,888)	(861,269)	—	(1,512,157)
Recoveries	54,768	245,079	—	299,847
Charge-offs, net of recoveries	(596,120)	(616,190)	—	(1,212,310)
Allowance for loan losses, end of period	$905,786	$1,275,982	$15,682	$2,197,450
Ending balance, individually evaluated for impairment	$280,219	$137,654	$—	$417,873
Ending balance, collectively evaluated for impairment	625,567	1,016,410	—	1,641,977
Purchased impaired loans	—	137,600	—	137,600

Financing receivables:
Ending balance	$29,158,912	$36,009,035	$—	$65,167,947
Ending balance, individually evaluated for impairment	1,183,563	949,156	—	2,132,719
Ending balance, collectively evaluated for impairment	27,975,349	26,668,879	—	54,644,228
Purchased impaired loans	—	8,391,000	—	8,391,000

The recorded investments in non-accrual loans disaggregated by class of financing receivables are summarized as follows:

	December 31, 2012	December 31, 2011
	(in thousands)
Non-accrual loans:
Commercial:
Corporate banking	$213,922	$304,309
Middle market commercial real estate	98,826	167,446
Continuing care retirement communities	91,247	198,131
Santander real estate capital	65,809	127,537
Remaining commercial	2,130	2,624
Total commercial loans	471,934	800,047
Consumer:
Home mortgages	511,382	438,461
Self-originated home equity	122,985	64,481
Indirect auto	3,079	3,062
Indirect purchased	5,698	2,005
Remaining consumer	57,598	51,410
Total consumer loans	700,742	559,419
Total non-accrual loans	$1,172,676	$1,359,466

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The age of recorded investments in past due loans and loans past due 90 days or more and still accruing disaggregated by class of financing receivables are summarized as follows as of December 31, 2012:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables (1)	Recorded Investment > 90 Days and Accruing
	(in thousands)
Commercial:
Corporate banking	$42,430	$37,701	$128,517	$208,648	$18,204,273	$18,412,921	$—
Middle market commercial real estate	11,495	31,939	30,387	73,821	3,622,403	3,696,224	—
Continuing care retirement communities	9,616	—	11,163	20,779	231,890	252,669	—
Santander real estate capital	16,925	26,618	27,048	70,591	9,474,212	9,544,803	—
Remaining commercial	1,906	266	1,464	3,636	1,021,086	1,024,722	—
Consumer:
Home mortgages	208,875	99,361	398,450	706,686	10,536,635	11,243,321	—
Self-originated home equity	34,112	15,301	82,356	131,769	6,201,657	6,333,426	—
Indirect auto	23,843	6,719	1,623	32,185	219,149	251,334	—
Indirect purchased	12,495	6,040	4,317	22,852	1,450,426	1,473,278	—
Credit cards	1,785	1,245	3,052	6,082	208,460	214,542	3,052
Remaining consumer	29,020	11,663	49,011	89,694	695,419	785,113	—
Total	$392,502	$236,853	$737,388	$1,366,743	$51,865,610	$53,232,353	$3,052

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Impaired loans disaggregated by class of financing receivables, excluding purchased impaired loans, are summarized as follows:

December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Specific Reserves	Average Recorded Investment
	(in thousands)
With no related allowance recorded:
Commercial:
Corporate banking	$67,261	$89,023	$—	$54,950
Middle market commercial real estate	70,551	71,165	—	76,328
Continuing care retirement communities	33,321	33,321	—	40,109
Santander real estate capital	24,118	24,118	—	23,921
Remaining commercial	8,017	8,017	—	12,537
Consumer:
Home mortgages	105,604	105,604	—	52,802
Self-originated home equity	39,950	39,950	—	39,136
Indirect auto	1,465	5,464	—	733
Indirect purchased	1,404	3,231	—	702
Remaining consumer	9,124	9,124	—	14,030
With an allowance recorded:
Commercial:
Corporate banking	206,253	226,594	59,740	204,842
Middle market commercial real estate	78,001	92,845	16,620	105,058
Continuing care retirement communities	75,977	139,115	20,773	122,766
Santander real estate capital	70,323	79,116	15,651	93,713
Remaining commercial	—	—	—	979
Consumer:
Home mortgages	529,966	584,571	138,629	512,199
Self-originated home equity	44,352	56,691	7,532	22,176
Credit cards	5,926	5,926	3,420	2,963
Remaining consumer	18,594	26,253	4,689	9,297
Total:
Commercial	$633,822	$763,314	$112,784	$735,203
Consumer	756,385	836,814	154,270	654,038
Total	$1,390,207	$1,600,128	$267,054	$1,389,241

The Company recognized interest income of $22.7 million on approximately $673.3 million of TDRs that were returned to performing status as of December 31, 2012.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

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

(5) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

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

Commercial loan credit quality indicators by class of financing receivables are summarized as follows:

December 31, 2012	Corporate banking	Middle market commercial real estate	Continuing care retirement communities	Santander real estate capital	Remaining commercial	Total
	(in thousands)
Regulatory Rating:
Pass	$17,376,125	$2,818,196	$58,378	$8,981,161	$1,001,611	$30,235,471
Special Mention	429,425	527,544	34,190	326,795	13,981	1,331,935
Substandard	520,677	299,639	89,034	196,711	9,130	1,115,191
Doubtful	86,694	50,845	71,067	40,136	—	248,742
Total commercial loans	$18,412,921	$3,696,224	$252,669	$9,544,803	$1,024,722	$32,931,339

December 31, 2011	Corporate banking	Middle market commercial real estate	Continuing care retirement communities	Santander real estate capital	Remaining commercial	Total
	(in thousands)
Regulatory Rating:
Pass	$13,907,745	$2,625,160	$186,914	$8,750,869	$921,325	$26,392,013
Special Mention	531,205	639,258	29,480	284,757	38,293	1,522,993
Substandard	690,303	485,994	10,460	228,210	104,802	1,519,769
Doubtful	115,107	103,908	3,091	34,126	198,186	454,418
Total commercial loans	$15,244,360	$3,854,320	$229,945	$9,297,962	$1,262,606	$29,889,193

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer loan credit quality indicator disaggregated by class of financing receivables is summarized as follows:

December 31, 2012	Home mortgages	Self-originated home equity	Indirect auto	Indirect purchased	Credit cards	Remaining consumer	Total(1)
	(in thousands)
Performing	$10,731,939	$6,210,441	$248,255	$1,467,580	$214,542	$727,515	$19,600,272
Non-performing	511,382	122,985	3,079	5,698	—	57,598	700,742
Total consumer loans	$11,243,321	$6,333,426	$251,334	$1,473,278	$214,542	$785,113	$20,301,014

December 31, 2011	Home mortgages	Self-originated home equity	Indirect auto	Indirect purchased	Credit cards	Remaining consumer	Total(1)
	(in thousands)
Performing	$11,198,116	$6,440,001	$758,528	$1,830,293	$187,995	$796,306	$21,211,239
Non-performing	438,461	64,481	3,062	2,005	—	51,410	559,419
Total consumer loans	$11,636,577	$6,504,482	$761,590	$1,832,298	$187,995	$847,716	$21,770,658

(1)	Financing receivables include LHFS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Remaining consumer and credit card financing receivables by credit score are summarized as follows (in thousands):

December 31, 2012
Credit Score Range(2)	Remaining Consumer Balance	Percent	Indirect Auto Balance	Percent	Credit Cards Balance	Percent
<620	125,511	16.0%	103,506	41.2%	13,384	6.24%
620-639	30,552	3.9%	12,203	4.9%	6,803	3.17%
640-659	36,955	4.7%	13,174	5.3%	10,627	4.95%
660-679	43,858	5.6%	13,917	5.5%	16,995	7.92%
680-699	49,001	6.2%	13,818	5.5%	25,976	12.11%
700-719	44,825	5.7%	13,089	5.2%	31,638	14.75%
720-739	40,642	5.2%	12,147	4.8%	30,144	14.05%
740-759	37,363	4.8%	10,738	4.3%	25,632	11.95%
760-779	30,170	3.8%	9,424	3.7%	19,547	9.11%
780-799	24,207	3.1%	8,478	3.4%	16,327	7.61%
>=800	101,407	12.9%	33,429	13.3%	16,887	7.87%
N/A(1)	220,622	28.1%	7,411	2.9%	582	0.27%
Total	$785,113	100%	$251,334	100%	$214,542	100%

(1)	Consists primarily of non-strategic auto loans in run-off serviced by third parties. Loans serviced by third parties do not receive refreshed FICO scores.

(2)	Credit scores updated quarterly.

December 31, 2011
Credit Score Range(2)	Remaining Consumer Balance	Percent	Indirect Auto Balance	Percent	Credit Cards Balance	Percent
<620	140,686	16.6%	277,364	36.5%	14,402	7.66%
620-639	28,332	3.3%	39,038	5.1%	6,164	3.28%
640-659	35,883	4.2%	44,907	5.9%	9,579	5.10%
660-679	43,116	5.1%	50,038	6.6%	13,736	7.31%
680-699	41,162	4.9%	53,306	7.0%	20,761	11.04%
700-719	44,027	5.2%	52,563	6.9%	27,080	14.39%
720-739	41,299	4.9%	47,204	6.2%	26,162	13.92%
740-759	37,264	4.4%	42,170	5.5%	22,806	12.13%
760-779	28,486	3.4%	39,565	5.2%	17,288	9.20%
780-799	26,229	3.1%	35,756	4.7%	14,186	7.55%
>=800	97,039	11.4%	62,776	8.2%	15,449	8.22%
N/A(1)	284,193	33.5%	16,903	2.2%	382	0.20%
Total	$847,716	100%	$761,590	100%	$187,995	100%

(1)	Consists primarily of non-strategic auto loans in run-off serviced by third parties. Loans serviced by third parties do not receive refreshed FICO scores.

(2)	Credit scores updated quarterly.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Home mortgage and self-originated home equity financing receivables by combined loan to value ("CLTV") range are summarized as follows:

December 31, 2012	Home mortgages		Self-originated home equity
CLTV Range(1)	Balance	Percent	Balance	Percent
	($ in thousands)
<=80%	$7,488,720	66.6%	$3,927,163	62.0%
80.01 - 90%	904,376	8.1%	1,000,224	15.8%
90.01 - 100%	717,066	6.4%	429,240	6.8%
100.01 - 120%	575,915	5.1%	476,165	7.5%
120.01 - 140%	239,384	2.1%	197,071	3.1%
>140%	256,932	2.3%	174,055	2.8%
N/A	1,060,928	9.4%	129,508	2.0%
Total(2)	$11,243,321	100%	$6,333,426	100%

December 31, 2011	Home mortgages		Self-originated home equity
CLTV Range(1)	Balance	Percent	Balance	Percent
	($ in thousands)
<=80%	$7,241,182	62.3%	$3,861,018	59.3%
80.01 - 90%	1,332,186	11.4%	1,038,291	16.0%
90.01 - 100%	803,886	6.9%	473,404	7.3%
100.01 - 120%	745,799	6.4%	556,595	8.6%
120.01 - 140%	309,192	2.7%	227,117	3.5%
>140%	325,965	2.8%	196,176	3.0%
N/A	878,367	7.5%	151,881	2.3%
Total(2)	$11,636,577	100.0%	$6,504,482	100%

(1)
CLTV is inclusive of senior lien balances. CLTV ranges represent the unpaid principal balance except for the "N/A" range which represents the unpaid principal balance plus deferred loan origination costs, net of deferred loan fees and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

(2)	Financing receivables includes loans held for sale.

For both residential and home equity loans, loss severity assumptions are incorporated in the loan loss reserve models to estimate loan balances that will ultimately charge-off. These assumptions are based on recent loss experience within various combined loan-to-value (CLTV) bands within theses portfolios. CLTVs are refreshed quarterly by applying Federal Housing Finance Agency Home Price Index changes at a state-by-state level to the last known appraised value of the property to estimate the current CLTV. The Company's allowance for loan losses incorporates the refreshed CLTV information to update the distribution of defaulted loans by CLTV as well as the associated loss given default for each CLTV band. Reappraisals on a recurring basis at the individual property level are not considered cost-effective or necessary; however, reappraisals are performed on certain higher risk accounts to support line management activities, default servicing decisions, or when other situations arise where the Company believes the additional expense is warranted.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Troubled Debt Restructurings

The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

	December 31, 2012	December 31, 2011
	(in thousands)
Performing	$673,269	$527,646
Non-performing	418,070	217,255
Total	$1,091,339	$744,901

At December 31, 2012, the Company had $5.0 million of commitments to lend additional funds to borrowers whose terms have been modified in a TDR compared to $168.7 thousand at December 31, 2011.

Commercial Loan TDRs

All of the Company’s commercial loan modifications are based on the facts of the individual customer, including specific customers' complete relationship with the Company. Loan terms are modified to meet each borrower’s specific circumstances at a point in time. Modifications for commercial loan TDRs generally, although not always, result in bifurcation of the original loan into A and B notes. The A note is restructured to allow for upgraded risk rating and return to accrual status after a sustained period of payment performance has been achieved (typically six months for monthly payment schedules). The B note, if any, is structured as a deficiency note; the balance is charged off but the debt is usually not forgiven. As TDRs, they will be subject to analysis for specific reserves by either calculating the present value of expected future cash flows or, if collateral dependent, calculating the fair value of the collateral less its estimated cost to sell. The TDR classification will remain on the loan until it is paid in full or liquidated.

Consumer Loan TDRs
The primary modification program for the Company’s home mortgage and self-originated home equity class of financing receivables is a proprietary program designed to keep customers in their homes, and, when appropriate, prevent them from entering into foreclosure. The program is available to all customers facing a financial hardship regardless of their delinquency status. The main goal of the modification program is to review the customer’s entire financial condition to ensure that the proposed modified payment solution is affordable according to a specific debt-to-income ratio (“DTI”) range. The main modification benefits of the program allow for a limit on accrued interest charged, term extensions, interest rate reductions, or deferment of principal. The Company will review each customer on a case-by-case basis to determine which benefit or combination of benefits will be offered to achieve the target DTI range.
For the Company’s other class of financing receivables within the consumer portfolio segment (indirect auto, indirect purchased, credit cards and remaining consumer), the terms of the modifications include one or a combination of the following: a reduction of the stated interest rate of the loan at a rate of interest lower than the current market rate for new debt with similar risk, or an extension of the maturity date.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer TDRs are generally placed on non-accrual status until the Company believes repayment under the revised terms is reasonably assured and a sustained period of repayment performance has been achieved (typically defined as six months for a monthly amortizing loan). However, any loan that has remained current for the six months immediately prior to modification will remain on accrual status after the modification is enacted. The TDR classification will remain on the loan until it is paid in full or liquidated.

In accordance with the regulatory guidance requiring loans discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower are to be reported as nonaccrual, regardless of their delinquency status, TDRs included an increase of $111.2 million at December 31, 2012.
TDR Impact to Allowance for Loan Losses
Allowance for loan losses are established to recognize losses inherent in funded loans intended to be held-for-investment that are probable and can be reasonably estimated. Prior to a TDR modification, the Company generally measures its allowance under a loss contingency methodology whereby consumer loans with similar risk characteristics are pooled and loss experience information is monitored for credit risk and deterioration with statistical tools considering factors such as delinquency, loan to values ratios and credit scores.
Upon TDR modification, the Company generally measures impairment based on a present value of expected future cash flows methodology considering all available evidence using the effective interest rate. The amount of the required allowance for loan losses is equal to the excess of the recorded investment over the loan’s impaired value.
When a consumer TDR subsequently defaults, the Company generally measures impairment based on the fair value of the collateral less its estimated cost to sell. In accordance with the regulatory guidance requiring loans discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower to be reported as nonaccrual, regardless of their delinquency status, there was a charge-off to the allowance for loan losses ("ALLL") of $30.3 million in the third quarter of 2012.

Typically, commercial loans whose terms are modified in a TDR will have previously been identified as impaired prior to modification and accounted for generally using a present value of expected future cash flows methodology unless the loan is considered collateral-dependent. Loans considered collateral dependent are measured for impairment based on the fair values of their collateral less its estimated cost to sell. Accordingly, upon TDR modification, the allowance methodology remains unchanged. When a commercial TDR subsequently defaults, the Company generally measures impairment based on the fair value of the collateral less its estimated cost to sell.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The following tables detail the activity of TDRs for the year ended December 31, 2012 and 2011.

	Year Ended December 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment (1)	Post-Modification Outstanding Recorded Investment (2)
Commercial:
Corporate banking	19	$103,095	$110,026
Middle market commercial real estate	14	$70,079	$68,793
Continuing care retirement communities	5	71,401	59,159
Santander real estate capital	3	12,956	12,756
Consumer:
Home mortgages(3)	1,207	195,497	192,365
Self-originated home equity	1,430	83,414	64,754
Indirect auto	1,816	8,472	3,150
Indirect purchased	335	7,085	3,078
Remaining consumer	798	1,028	19
Total	5,627	$553,027	$514,100

	Year Ended December 31, 2011
	Number of Contracts	Pre-Modification Outstanding Recorded Investment (1)	Post-Modification Outstanding Recorded Investment (2)
Commercial:
Corporate banking	10	$22,303	$22,910
Middle market commercial real estate	3	$43,503	$43,518
Continuing care retirement communities	3	55,204	56,061
Santander real estate capital	2	11,415	11,104
Consumer:
Home mortgages (3)	616	170,083	173,045
Self-originated home equity	199	18,316	18,816
Indirect purchased	1	167	168
Remaining consumer	2	118	121
Total	836	$321,109	$325,743

(1)	Pre-modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred. Dollars in thousands.

(2)	Post-modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred. Dollars in thousands.

(3)	The post-modification outstanding recorded investment amounts for home mortgages exclude interest reserves.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

A TDR is considered subsequently defaulted at 90 days past due after modification.

The following table details TDRs that were modified for during the past twelve-month period and have subsequently defaulted during the year ended December 31, 2012 and 2011.

	Year Ended December 31, 2012
	Number of Contracts	Recorded Investment (1)(2)
Consumer:
Home mortgages	23	$3,430
Self-originated home equity	6	789
Remaining consumer	2	186
Total	31	$4,405

(1)	The recorded investment represents the period-end balance at December 31, 2012. Dollars in thousands.

(2)	Do not include Chapter 7 Bankruptcy TDRs.

	Year Ended December 31, 2011
	Number of Contracts	Recorded Investment (1)(2)
Consumer:
Home mortgages	4	$2,388
Self-originated home equity	7	1,290
Remaining consumer	1	46
Total	12	$3,724

(1)	The recorded investment represents the period-end balance at December 31, 2011. Dollars in thousands.

(2)	Do not include Chapter 7 Bankruptcy TDRs.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) PREMISES AND EQUIPMENT

A summary of premises and equipment, less accumulated depreciation and amortization, follows:

	AT DECEMBER 31,
	2012	2011
	(in thousands)
Land	$55,921	$56,788
Office buildings	196,505	197,912
Furniture, fixtures, and equipment	126,979	195,591
Leasehold improvements	321,335	312,761
Computer Software	520,908	382,582
Automobiles and other	1,206	1,998
Total premise and equipment	1,222,854	1,147,632
Less accumulated depreciation	(474,085)	(478,489)
Total premises and equipment, net	$748,769	$669,143

Included in occupancy and equipment expense for 2012, 2011, and 2010 was depreciation expense of $106.3 million, $91.0 million, and $73.6 million, respectively.

(7) EQUITY METHOD INVESTMENTS, VARIABLE INTEREST ENTITIES AND SECURITIZATIONS
Equity Method Investments
Investments in unconsolidated entities as of December 31, 2012 and 2011 include the following:

	Ownership Interest	December 31, 2012	December 31, 2011
		(in thousands)
SCUSA	65.0%	$2,668,994	$2,650,651
Commercial property partnerships	17.0 – 33.3%	—	9,681
Community reinvestment projects	2.0 – 99.9%	101,663	156,462
Other	various	63,812	67,214
Total		$2,834,469	$2,884,008

Income/(expense) from equity method investments for 2012, 2011 and 2010 was $428.6 million, $972.8 million and $(26.6) million, respectively.

SCUSA is a specialized consumer finance company engaged in the purchase, securitization and servicing of retail installment contracts originated by automobile dealers and direct origination of retail installment contracts over the internet. As of December 31, 2012, the Company owned approximately 65% of SCUSA and accounts for SCUSA as an equity method investment. Refer to Note 3 for additional information on SCUSA. As of December 31, 2012 and 2011, there were no indicators of impairment on this investment. The Company's consolidated statement of operations for the years ended December 31, 2011 and 2010 include SCUSA's results of operations.

As part of its lending activities, the Company is involved in several loan participations which involve commercial property. If the loan becomes nonperforming and is subsequently foreclosed, the financial institutions involved in the commercial property may create a partnership to run or sell the commercial property. The Company has an interest in the partnerships, but does not have a controlling interest in the entities. The equity investment in the partnership is equal to the fair value of the proportion of the property that is controlled by the partnership. The fair value of the property is reviewed on a regular basis to ensure the value of the equity investment is not impaired. The fair value is determined based on property appraisals and other factors affecting the properties. During the fourth quarter of 2012, the Company sold its ownership interest in the commercial property partnerships, which resulted in the recognition of a $3.3 million gain.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) EQUITY METHOD INVESTMENTS, VARIABLE INTEREST ENTITIES AND SECURITIZATIONS (continued)

Community reinvestment projects are investments in partnerships that are involved in construction and development of low-income housing tax credits (“LIHTC”) and new market tax credits (“NMTC”). The Company has a significant interest in the partnerships, but does not have a controlling interest in the entities. See further discussion below.
Other investments primarily consist of small investments in capital trusts, a commercial real estate finance company and other joint ventures where the Company has an interest in the partnerships, but does not have a controlling interest. It also includes $22.9 million and $25.0 million of investments accounted for as cost method investments for 2012 and 2011, respectively.
Currently, the Company only considers its investment in SCUSA to be a significant equity investment. See Exhibit 99.1 for SCUSA’s standalone consolidated financial statements.

During 2012, SCUSA declared and paid a total of $735.0 million in dividends. The Company received $477.5 million of this amount. There were no distributions from SCUSA as an equity method investment in 2011.

Refer to Note 22 of the Notes to Consolidated Financial Statements for additional information regarding transactions with SCUSA.

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

The Company does not have any involvement with VIEs for which it is considered the primary beneficiary. The following tables provide a summary of the assets and liabilities included in the Company's unaudited Consolidated Financial Statements, as well as the components of its maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which the Company holds an interest, but is not the primary beneficiary, in the VIE at December 31, 2012, and December 31, 2011:

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) EQUITY METHOD INVESTMENTS, VARIABLE INTEREST ENTITIES AND SECURITIZATIONS (continued)

			Maximum Exposure
December 31, 2012	Carrying Amount of Assets(1)	Carrying Amount of Liabilities(1)	Investment in Equity	Commitments	Total
	(in thousands)
Low income housing partnerships	$57,929	$—	$57,929	$—	$57,929
New market partnerships	43,734	—	43,734	154	43,888
Total	$101,663	$—	$101,663	$154	$101,817

			Maximum Exposure
December 31, 2011	Carrying Amount of Assets(1)	Carrying Amount of Liabilities(1)	Investment in Equity	Commitments	Total
	(in thousands)
Low income housing partnerships	$88,600	$—	$88,600	$—	$88,600
New market partnerships	67,802	—	67,802	167	67,969
Total	$156,402	$—	$156,402	$167	$156,569

(1) Amount represents the carrying value of the VIE's assets and liabilities on the Company's consolidated financial statements, which are classified within Equity Method Investments on the Consolidated Balance Sheet.

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

The Company's risk of loss is limited to its investment in these partnerships, which totaled $101.7 million and $156.4 million at December 31, 2012 and December 31, 2011, respectively, plus future cash obligations that the Company is committed to the partnerships totaling $154.0 thousand and $167.0 thousand at December 31, 2012 and December 31, 2011, respectively. The Company does not provide financial or other support to the partnerships that is not contractually required.

The aggregate amount of the assets and liabilities held by the VIEs was approximately $700.0 million and $290.0 million, respectively, at December 31, 2011. Aggregate assets and aggregate liabilities are based on limited financial information available associated with certain of the partnerships. 2012 information is currently not available; however, management is not aware of any significant changes occurring in 2012.

Asset Securitizations

As part of previously reported mergers and transactions initiated by the Company, the Company has several home equity loan securitizations ("Securitizations"). The Securitizations are considered VIEs because the holders of the equity investment at risk, including the Company, do not have any obligation to absorb credit losses on the loans within the Securitizations. Therefore, the Company has determined that it is not the primary beneficiary of the Securitizations. As of December 31, 2012 and December 31, 2011, the Company had $4.7 million and $4.2 million, respectively, of receivables related to advances made by the Company in connection with the Securitizations. The Company does not hold any other assets or liabilities related to the Securitizations. The total principal amount of securitized home equity loans was $48.1 million and $55.1 million as of December 31, 2012 and December 31, 2011, respectively. As of December 31, 2012, the portion of principal 90 days past due (which also includes assets acquired through foreclosure and bankruptcies) was $14.7 million, and net credit losses were $1.1 million. As of December 31, 2011, the portion of principal 90 days past due (which also includes assets acquired through foreclosure and bankruptcies) was $14.3 million, and net credit losses were $1.2 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
The Company conducts its evaluation of goodwill impairment as of December 31 each year, and more frequently if events or circumstances indicate that there may be impairment. The Company completed its annual goodwill impairment test as of December 31, 2012 and determined that no goodwill impairment existed. The Company expects to perform its next annual goodwill impairment test at December 31, 2013.
The Company evaluates goodwill for impairment at the reporting unit level. The fair value of the reporting units is determined by using discounted cash flow and market comparability methodologies. Goodwill is assigned to reporting units, which are operating segments or one level below an operating segment, as of the acquisition date. As of December 31, 2012, the reporting units with assigned goodwill were Retail Banking and Corporate Banking.
Goodwill totaled $3.4 billion at December 31, 2012 and December 31, 2011, which included approximately $2.2 billion in the Retail Banking unit and $1.2 billion in the Corporate Banking unit. There were no additions or impairments to goodwill in 2012 or 2011. The Company does not have any other indefinite-lived intangible assets.

Other Intangible Assets
The following table details amounts related to the Company's finite-lived intangible assets as of December 31, 2012 and December 31, 2011:

		December 31,
		2012		2011
	Weighted Average Remaining Life (years)	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
		(in thousands)
Core deposit intangibles	3.3	$46,281	$192,819	$79,389	$159,711
Purchased credit card relationships (“PCCR”)	3.5	7,100	7,104	9,636	4,568
Operating lease agreements	13.1	8,568	7,136	10,146	5,558
Total	4.7	$61,949	$207,059	$99,171	$169,837

Intangible assets decreased as a result of normal amortization. Amortization expense on intangible assets for the years ended December 31, 2012 and 2011 was $37.2 million and $55.5 million, respectively. The estimated aggregate amortization expense related to intangibles for each of the five succeeding calendar years ending December 31 is (in thousands):

YEAR	AMOUNT
2013	$27,335
2014	18,177
2015	10,221
2016	2,949
2017	841
Thereafter	2,426

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) MORTGAGE SERVICING RIGHTS
The Company elected on January 1, 2012 to account for residential MSRs using the fair value option, and accordingly eliminated the valuation allowance at that time. Subsequent changes in fair value are recorded through the Consolidated Statements of Comprehensive Income. The carrying value of the MSRs based on the fair value option at December 31, 2012 was $92.5 million. The carrying value of MSRs at December 31, 2011 based on the amortization method was $91.3 million. At December 31, 2012, 2011, and 2010, the Company serviced residential real estate loans for others totaling $13.6 billion, $13.7 billion, and $14.7 billion, respectively, which gave rise to an MSR asset.
See further discussion on the valuation of the MSRs in Note 19. During the third quarter of 2012, the Company started to hedge MSRs. See further discussion on these derivative activities in Note 15.
For the year ended December 31, 2012, the Company recorded net changes in fair value of MSRs totaling $(5.7) million, representing changes in present value due to the passage of time and changes in assumptions primarily related to CPR. For the year ended December 31, 2011, the Company recorded an impairment of $42.5 million on the MSRs resulting primarily from changes in CPR which were due to changes in residential mortgage rates at the time. The following table presents a summary of activity for the Company’s MSRs.

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Gross book balance at beginning of period	$161,291	$173,549	$179,643
Write-off of reserves	(70,040)	—	—
Mortgage servicing assets recognized	43,543	27,230	41,840
Amortization and permanent impairment	—	(39,488)	(47,934)
Principal reductions and curtailments of serviced portfolio	(36,568)	—	—
Change in fair value due to valuation assumptions	(5,714)	—	—
Gross balance at end of period	92,512	161,291	173,549
Valuation allowance	—	(70,040)	(27,525)
Book balance at end of period	$92,512	$91,251	$146,024

Prior to election of the fair value option, a valuation allowance was established for the excess of the cost of each residential mortgage servicing asset stratum over the estimated fair value. Consistent with the relatively significant valuation allowance at December 31, 2011, the carrying value of MSRs was approximately equal to market value. Activity in the valuation allowance for MSRs for the years ended December 31, 2012, 2011, and 2010 consisted of the following:

	Year Ended December 31,
	2012	2011	2010
	(in thousands)
Balance at beginning of period	$70,040	$27,525	$52,089
Write-off of reserves	(70,040)	—	—
Net change in valuation allowance for mortgage servicing rights	—	42,515	(24,564)
Balance at end of period	$—	$70,040	$27,525

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) MORTGAGE SERVICING RIGHTS (continued)

Historically, the Company originated and sold multi-family loans in the secondary market to FNMA while retaining servicing. The Company has not sold multi-family loans to FNMA since 2009. At December 31, 2012, 2011 and 2010, the Company serviced $7.5 billion, $9.3 billion, and $11.2 billion of loans for FNMA, respectively. The Company had recorded servicing assets of $0.4 million and $3.7 thousand at December 31, 2011 and 2010. This servicing asset was completely amortized during the second quarter of 2012, and accordingly, there is no servicing asset recorded at December 31, 2012. The Company recorded servicing asset amortization related to multi-family loans sold to FNMA of $0.5 million, $4.3 million, and $9.4 million for the years ended December 31, 2012, 2011, and 2010, respectively. The Company recorded multi-family servicing recoveries of $0.1 million, $4.8 million, and $0.1 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Included in mortgage banking revenue on the Consolidated Statement of Comprehensive Income were mortgage servicing fee income of $51.3 million, $51.2 million, and $54.4 million and gains/(losses) on the sale of mortgage loans and home equity loans of $48.3 million, $21.0 million, and $25.7 million for the years ended December 31, 2012, 2011 and 2010, respectively.

(10) OTHER ASSETS

The following is a detail of items that comprise other assets at December 31, 2012 and 2011:

	AT DECEMBER 31,
	2012	2011
	(in thousands)
Other real estate owned	$65,962	$103,026
Other repossessed assets	3,301	5,671
Deferred tax asset	780,423	695,598
Prepaid expenses	239,732	361,506
Miscellaneous receivables	638,172	688,694
Derivative assets at fair value	379,128	361,145
Mortgage servicing rights	92,512	91,251
Miscellaneous assets	34,743	33,892
Total other assets	$2,233,973	$2,340,783

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) DEPOSITS

Deposits are summarized as follows (in thousands):

	AT DECEMBER 31,
	2012		2011
	Balance	Percent of total deposits	Balance	Percent of total deposits

Interest-bearing demand deposits	$9,358,233	18.4%	$9,345,803	19.5%
Noninterest-bearing demand deposits	8,224,005	16.2%	7,822,892	16.4%
Savings	3,800,469	7.5%	3,495,902	7.3%
Money market	16,738,442	33.0%	17,237,730	36.1%
Certificates of deposit	12,668,889	24.9%	9,895,188	20.7%
Total Deposits (1)	$50,790,038	100.0%	$47,797,515	100.0%

(1)	Includes foreign deposits of $523.2 million and $754.8 million at December 31, 2012 and 2011, respectively.

Interest expense on deposits is summarized as follows (in thousands):

	YEAR ENDED DECEMBER 31,
	2012	2011	2010
Interest-bearing demand deposits	$14,699	$19,217	$19,570
Savings	5,778	4,503	4,740
Money market	83,603	99,184	88,603
Certificates of deposit	133,939	125,807	115,720
Total Deposits	$238,019	$248,711	$228,633

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) DEPOSITS (continued)

The following table sets forth the maturity of the Company’s certificates of deposit of $100,000 or more at December 31, 2012 as scheduled to mature contractually (in thousands):

Three months or less	$1,307,405
Over three through six months	596,889
Over six through twelve months	939,148
Over twelve months	1,705,873
Total	$4,549,315

The following table sets forth the maturity of all of the Company’s certificates of deposit at December 31, 2012 as scheduled to mature contractually (in thousands):

2013	$7,760,289
2014	3,182,298
2015	454,031
2016	1,195,872
2017	64,908
Thereafter	11,491
Total	$12,668,889

Deposits collateralized by investment securities, loans, and other financial instruments totaled $2.0 billion and $1.9 billion at December 31, 2012 and 2011, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) BORROWINGS AND OTHER DEBT OBLIGATIONS

Certain of the debt arrangements below contain customary financial and operating covenants and restrictions. The Company is in compliance with all such covenants and restrictions.
The following table presents information regarding the Bank's borrowings and other debt obligations at the dates indicated:

	December 31, 2012		December 31, 2011
	Balance	Effective Rate	Balance	Effective Rate
	(in thousands)
Sovereign Bank borrowings and other debt obligations:
Overnight federal funds purchased (1)	$340,000	0.17%	$1,166,000	0.08%
FHLB advances, maturing through August 2018 (2)	13,189,396	2.55	11,076,773	3.40
Securities sold under repurchase agreements (1)(3)	2,107,986	0.48	1,030,300	0.38
REIT preferred, due May 2020 (4)	150,434	13.95	148,966	14.08
2.75% senior notes, due January 2012 (5)	—	—	1,349,920	3.92
5.125% subordinated debentures, due March 2013 (6)	254,647	5.14	260,277	5.21
8.750% subordinated debentures, due May 2018 (6)	496,971	8.80	496,554	8.81
Term loan, due February 2019(7)	156,350	6.39	—	—
Total Sovereign Bank borrowings and other debt obligations	$16,695,784	2.59%	$15,528,790	3.30%

(1)	Overnight federal funds and securities sold under repurchase agreements are short-term in nature and due within one year.

(2)
In January 2012, the Bank terminated $500.0 million of FHLB callable advances. As a consequence, the Bank incurred costs of $5.2 million through loss on debt extinguishment. During the fourth quarter of 2012, the Bank terminated $290.0 million of FHLB callable advances. As a consequence, the Company incurred costs of $36.2 million through loss on debt extinguishment. FHLB advances include the offsetting effect of the value of terminated fair value hedges.

(3)
Included in borrowings and other debt obligations are sales of securities under repurchase agreements. Repurchase agreements are treated as financings with the obligations to repurchase securities sold reflected as a liability on the balance sheet. The dollar amount of securities underlying the agreements remains recorded as an asset, although the securities underlying the agreements are delivered to the brokers who arranged the transactions. In certain instances, the broker may have sold, loaned, or disposed of the securities to other parties in the normal course of their operations, and have agreed to deliver to the Bank substantially similar securities at the maturity of the agreements. The broker/dealers who participate with the Bank in these agreements are primarily broker/dealers reporting to the Federal Reserve Bank of New York.

(4)
On August 21, 2000, the Bank received approximately $140 million of net proceeds from the issuance of $161.8 million of 12% Series A Noncumulative Preferred Interests in Sovereign Real Estate Investment Trust (“SREIT”), a subsidiary of the Bank, that holds primarily residential real estate loans. The preferred stock was issued at a discount, and is being amortized over the life of the preferred shares using the effective yield method. The preferred shares may be redeemed at any time on or after May 16, 2020 at the option of the Bank subject to the approval of the OCC. Under certain circumstances, the preferred shares are automatically exchangeable into preferred stock of the Bank. The offering was made exclusively to institutional investors. The proceeds of this offering were principally used to repay corporate debt.

(5)
In December 2008, the Bank issued $1.4 billion in 3-year fixed rate FDIC-guaranteed senior unsecured notes under the FDIC's Temporary Liquidity Guarantee Program. The fixed rate note bore interest at a rate of 2.75% and was repaid on January 17, 2012.

(6)
The Bank has issued various subordinated notes. These debentures are non-callable fixed-rate notes that are due between March 2013 and May 2018. These notes are not subject to redemption prior to their maturity dates except in the case of the insolvency or liquidation of the Bank.

(7)
On June 1, 2012, a subsidiary of the Bank executed a financing agreement with third-party lenders for a $160 million seven-year term loan due February 2, 2019 (the “Term Loan”). The subsidiary used the proceeds at closing to repay the outstanding balance under, and concurrently terminate, its existing $154.9 million loan with Santander. At closing, the existing debt had unamortized debt issuance costs which were recognized as a loss on debt extinguishment in the second quarter of 2012. Total fees and costs incurred related to the assumption of the Term Loan were $5.7 million, which are being deferred and capitalized.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) BORROWINGS AND OTHER DEBT OBLIGATIONS (continued)

The following table presents information regarding SHUSA's borrowings and other debt obligations at the dates indicated:

	December 31, 2012		December 31, 2011
	Balance	Effective Rate	Balance	Effective Rate
	(in thousands)
SHUSA borrowings and other debt obligations:
Commercial paper	$—	—%	$18,082	0.87%
Subordinated notes, due March 2020(1)	754,895	5.96	753,072	5.96
2.50% senior notes, due June 2012(2)	—	—	249,786	3.73
4.625% senior notes, due April 2016 (3)	474,430	4.85	496,761	4.85
3.00% senior notes, due September 2015 (4)	597,575	3.28	—	—
Junior subordinated debentures – Capital Trust IV, due March 2034 (5)	476,603	12.84	800,000	7.41
Common securities - Capital Trust IV	24,742	4.38	24,742	7.41
Junior subordinated debentures – Capital Trust VI, due June 2036 (5)(6)	75,537	7.91	242,560	7.91
Common securities - Capital Trust VI	10,000	7.91	10,000	7.91
Junior subordinated debentures – Capital Trust IX, due July 2036 (5)	150,000	2.09	150,000	2.15
Common securities - Capital Trust IX	$4,640	2.09	$4,640	2.15
Total holding company borrowings and other debt obligations	$2,568,422	6.23%	$2,749,643	5.89%

(1)
In March 2010, the Company issued a $750 million subordinated note to Santander, which matures in March 2020. This subordinated note bears interest at 5.75% until March 2015 and then bears interest at 6.25% until maturity.

(2)	In December 2008, SHUSA issued $250 million in 3.5 year fixed-rate senior unsecured notes with the FDIC guarantee under the TLG Program at a rate of 2.50%, which was repaid on June 15, 2012.

(3)	During April 2011, the Company issued $500.0 million in 5-year fixed-rate senior unsecured notes at a rate of 4.625%, which mature on April 19, 2016.

(4)	On September 24, 2012, SHUSA issued $600.0 million of 3.00% senior notes which mature on September 24, 2015. Deferred issuance costs totaled $3.0 million.

(5)
The total balance of junior subordinated debentures due to Capital Trust entities at December 31, 2012 was $741.5 million. Included in this balance is the remaining amount outstanding of Trust Preferred Income Equity Redeemable Securities ("PIERS"). Please refer to Note 20 for further discussion on the Trust PIERS matter.

(6)
As part of the Company's liability cost management, it executed a fixed-priced cash tender offer of its Sovereign Capital Trust VI 7.908% Capital Securities. Securities with an aggregate liquidation amount totaling $164 million were validly tendered during October 2012 at a price of $1,050 per $1,000 liquidation amount. As a result, the Company incurred costs of $10.1 million, which were recognized as a loss on debt extinguishment in 2012.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) BORROWINGS AND OTHER DEBT OBLIGATIONS (continued)

The following table sets forth the maturities of the Company’s consolidated borrowings and debt obligations (including the impact of expected cash flows on interest rate swaps) at December 31, 2012 (in thousands):

2013	$8,136,205
2014	2,007,625
2015	3,449,201
2016	1,972,657
2017	499,409
Thereafter	3,199,109
Total	$19,264,206

(13) STOCKHOLDERS' EQUITY

In March 2010, the Company issued 3.0 million shares of common stock to Santander, which raised proceeds of $750.0 million.

In December 2010, the Company declared a $750.0 million dividend to Santander, which was simultaneously reinvested by Santander into 3.0 million shares of the Bank's common stock. This was a non-cash transaction.

In December 2011, the Company declared an $800 million dividend to Santander, which was simultaneously reinvested by Santander into 3.2 million shares of the Bank's common stock. This was a non-cash transaction.

Following the acquisition of SHUSA by Santander, Santander contributed $3.3 billion to SHUSA through December 31, 2010, and the Bank’s capital was increased by capital contributions from SHUSA of $3.7 billion through December 31, 2010.

Retained earnings at December 31, 2012 included $112.1 million in bad debt reserves for which no deferred taxes have been provided, due to the indefinite nature of the recapture provisions.

On May 15, 2006, the Company issued 8,000 shares of Series C non-cumulative perpetual preferred stock and received net proceeds of $195.4 million. The perpetual preferred stock ranks senior to the common stock. The perpetual preferred stockholders are entitled to receive dividends when and if declared by the Board of Directors at the rate of 7.30% per annum, payable quarterly, before the Board may declare or pay any dividend on the Company's common stock. The dividends on the perpetual preferred stock are non-cumulative. The Series C preferred stock was not redeemable prior to May 15, 2011. On or after May 15, 2011, the Series C preferred stock is redeemable at par.

The Company’s debt agreements impose certain limitations on dividends, other payments and transactions. The Company is currently in compliance with these limitations.

At December 31, 2011, the capital contribution from Santander includes $11.0 million of expenses paid by Santander on behalf of the Company in regards to the SCUSA Transaction. See Note 3 for further information related to this transaction.

In December 2011, the Capital Trust IV PIERS warrants were canceled by SHUSA as a result of the Trust PIERS litigation decision. This balance was transferred from warrants to additional paid-in capital in stockholders’ equity. See Note 20 for further discussion of the litigation.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)
The following table presents the components of accumulated other comprehensive income/(loss), net of related tax, for the years ended 2012, 2011 and 2010. All dollars are presented in thousands.

	Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income/(Loss)
	For the Year Ended December 31, 2012			December 31, 2011		December 31, 2012
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$(40,085)	$15,955	$(24,130)
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments	87,965	(35,013)	52,952
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	47,880	(19,058)	28,822	$(107,996)	$28,822	$(79,174)

Change in unrealized gains/(losses) on investment securities available-for-sale	217,556	(82,413)	135,143
Reclassification adjustment for net gains included in net income	(100,891)	38,219	(62,672)
Net unrealized gains on investment securities available-for-sale	116,665	(44,194)	72,471	87,753	72,471	160,224

Amortization of defined benefit plans	(396)	155	(241)	(26,475)	(241)	(26,716)

Total, December 31, 2012	$164,149	$(63,097)	$101,052	$(46,718)	$101,052	$54,334

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income/(Loss)
	For the Year Ended December 31, 2011			December 31, 2010		December 31, 2011
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$(66,196)	$25,514	$(40,682)
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments	61,311	(23,373)	37,938
SCUSA Transaction	31,703	(12,015)	19,688
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	26,818	(9,874)	16,944	$(124,940)	$16,944	$(107,996)

Change in unrealized gains/(losses) on investment securities available-for-sale	231,531	(88,091)	143,440
Reclassification adjustment for net gains included in net income	74,597	(29,317)	45,280
SCUSA Transaction	(13,212)	5,020	(8,192)
Net unrealized gains/(losses) on investment securities available-for-sale	292,916	(112,388)	180,528	(92,775)	180,528	87,753

Amortization of defined benefit plans	(16,473)	6,473	(10,000)	(16,475)	(10,000)	(26,475)

Total, December 31, 2011	$303,261	$(115,789)	$187,472	$(234,190)	$187,472	$(46,718)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income/(Loss)
	For the Year Ended December 31, 2010			December 31, 2009		December 31, 2010
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$63,141	$(20,779)	$42,362
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments	(14,963)	5,237	(9,726)
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	48,178	(15,542)	32,636	$(157,576)	$32,636	$(124,940)

Change in unrealized gains/(losses) on investment securities available-for-sale	(68,488)	25,122	(43,366)
Reclassification adjustment for net gains included in net income	200,556	(73,566)	126,990
Net unrealized gains/(losses) on investment securities available-for-sale	132,068	(48,444)	83,624	(176,399)	83,624	(92,775)

Amortization of defined benefit plans	(916)	335	(581)	(15,894)	(581)	(16,475)

Total, December 31, 2010	$179,330	$(63,651)	$115,679	$(349,869)	$115,679	$(234,190)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

General

The Company uses derivative financial instruments primarily to help manage exposure to interest rate, foreign exchange, equity and credit risk, as well as to reduce the effects that changes in interest rates may have on net income, fair value of assets and liabilities, and cash flows. The Company also enters into derivatives with customers to facilitate their risk management activities.

Derivatives represent contracts between parties that usually require little or no initial net investment and result in one party delivering cash or another type of asset to the other party based on a notional amount and an underlying as specified in the contract. Derivative transactions are often measured in terms of notional amount, but this amount is generally not exchanged and it is not recorded on the balance sheet. The notional amount is the basis to which the underlying is applied to determine required payments under the derivative contract. The underlying is a referenced interest rate (commonly LIBOR), security price, credit spread or other index. All derivatives are carried on our Consolidated Balance Sheet at fair value. Derivative balances are presented on a gross basis taking into consideration the effects of legally enforceable master netting agreements.

The Company uses derivative financial instruments as risk management tools and not for speculative trading purposes.

Through the Company’s capital markets and mortgage banking activities, it is subject to trading risk. The Company employs various tools to measure and manage price risk in its trading portfolios. In addition, the Board of Directors has established certain limits relative to positions and activities. The level of price risk exposure at any given point in time depends on the market environment and expectations of future price and market movements, and will vary from period to period.

We utilize a net presentation for derivative instruments on the Consolidated Balance Sheet, taking into consideration the effects of legally enforceable master netting agreements. We generally have established agreements with our major derivative dealer counterparties that provide for exchanges of marketable securities or cash to collateralize either party’s positions.
Cash collateral held by the Company from counterparties is included within Deposits, and cash or securities posted by the Company is included within Restricted Cash, neither of which is netted against the offsetting derivative obligations.

The fair value of all derivative balances is recorded within Other Assets and Other Liabilities on the Consolidated Balance Sheet. See Note 19 for discussion on the valuation methodology for derivative instruments. See additional discussion regarding the derivative accounting policy in Note 1.

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their ISDA Master Agreements if the Company's ratings fall below investment grade; as of December 31, 2012 derivatives in this category had a fair value of $66.0 million. As a result of credit downgrades in April 2012 and October 2012, the Company was required to post additional collateral of $23.0 million and $6.0 million as of April 30, 2012 and October 17, 2012, respectively. The Bank estimates a further 1 or 2-notch downgrade by either S&P or Moody's would require the Bank to post up to an additional $4.3 million or $4.5 million, respectively, in order to comply with existing derivative agreements.

As of December 31, 2012, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) that were in a net liability position totaled $395.3 million. The Company had $454.8 million in cash and securities collateral posted to cover these positions as of December 31, 2012. We held collateral from our counterparties as of December 31, 2012 and 2011 related to derivative instruments of $1.4 million and $4.1 million, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (continued)

Fair Value Hedges

The Company enters into cross-currency swaps in order to hedge its foreign currency exchange risk on certain Euro-denominated investments. These derivatives are designated as fair value hedges at inception. The Company includes all components of each derivative gain or loss in the assessment of hedge effectiveness. The earnings impact of the ineffective portion of these hedges was not material for the year ended December 31, 2012 or December 31, 2011 and was recorded in other income. The last of the hedges is scheduled to expire in October 2017.

The Company has historically entered into pay-variable, receive-fixed interest rate swaps to hedge changes in fair values of certain brokered certificate of deposits and certain debt obligations. At December 31, 2012, the Company had $16.3 million of deferred net after-tax losses on terminated derivative instruments that were hedging fair value changes. These losses will continue to be deferred in other liabilities and will be reclassified into interest expense over the remaining lives of the hedged assets and liabilities. During the year ended December 31, 2012, $5.9 million of the losses were recognized in the Consolidated Statement of Comprehensive Income.

Cash Flow Hedges

Management uses derivative instruments to mitigate the impact of interest rate movements on the fair value of certain liabilities, assets and on highly probable forecasted cash flows. These instruments primarily include interest rate swaps that have underlying interest rates based on key benchmark indices and forward sale or purchase commitments. The nature and volume of the derivative instruments used to manage interest rate risk depend on the level and type of assets and liabilities on the balance sheet and the risk management strategies for the current and anticipated interest rate environment.

Interest rate swaps are generally used to convert fixed-rate assets and liabilities to variable rate assets and liabilities and vice versa. The Company utilizes interest rate swaps that have a high degree of correlation to the related financial instrument.

The Company hedges exposures to changes in cash flows associated with forecasted interest payments on variable-rate liabilities, through the use of pay-fixed, receive variable interest rate swaps. The last of the hedges is scheduled to expire in August 2025. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. The earnings impact of the ineffective portion of these hedges was not material for the years ended December 31, 2012, 2011 or 2010. As of December 31, 2012, the Company expected approximately $11.6 million of gross losses recorded in accumulated other comprehensive income to be reclassified to earnings during the next twelve months as the future cash flows occur.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (continued)

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Shown below is a summary of the derivatives designated as accounting hedges at December 31, 2012 and 2011:

	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Weighted Average Life (Years)
	(in thousands)
December 31, 2012
Fair value hedges:
Cross-currency swaps	$79,765	$10,452	$11,458	3.42%	3.41%	3.7
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	3,649,088	524	120,844	0.34%	2.34%	2.0
Total	$3,728,853	$10,976	$132,302	0.40%	2.36%	2.1

December 31, 2011
Fair Value hedges:
Cross-currency swaps	$33,367	$3,888	$3,346	3.93%	3.90%	4.8
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	3,900,000	—	158,174	0.46%	2.68%	2.2
Total	$3,933,367	$3,888	$161,520	0.49%	2.69%	2.3

See Note 14 for detail of the amounts included in accumulated other comprehensive income related to derivative activity.

Other Derivative Activities

The Company also enters into derivatives that are not designated as accounting hedges under U.S. GAAP. The majority of these derivatives are customer-related derivatives and used to manage risk related to residential and commercial mortgage banking activities. They are considered economic hedges. Although these derivatives are used to hedge risk, they are not designated as accounting hedges because the contracts they are hedging are typically also carried at fair value on the balance sheet, resulting in symmetrical accounting treatment for both the hedging instrument and the hedged item.

Mortgage Banking Derivatives

The Company’s derivative portfolio includes mortgage banking interest rate lock commitments and forward sale commitments used for risk management purposes and derivatives executed with commercial banking customers, primarily interest rate swaps and foreign currency contracts. As part of its overall business strategy, the Bank originates fixed-rate residential mortgages. It sells a portion of this production to FHLMC, FNMA, and private investors. The loans are exchanged for cash or marketable fixed-rate mortgage-backed securities which are generally sold. The Company uses forward sales, cash sales and options on mortgage-backed securities as a means of hedging against changes in interest rate on the mortgages that are originated for sale and on interest rate lock commitments.

The Company typically retains the servicing rights related to residential mortgage loans that are sold. Residential mortgage servicing rights are accounted for at fair value. In the third quarter of 2012, the Company began economically hedging mortgage servicing rights using interest rate swaps and forward contracts to purchase mortgage-backed securities.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (continued)

Customer-related derivatives

We offer derivatives to our customers in connection with their risk management needs. These financial derivative transactions primarily consist of interest rate swaps, caps, floors and foreign exchange contracts. Risk exposure from customer positions is managed through transactions with other dealers, including Santander.

Other derivative activities

In June 2010, the Company sold Visa Inc. Class B common shares and entered into a total return swap in which the Company will make or receive payments based on subsequent changes in the conversion rate of the Class B shares into Class A shares. This total return swap is accounted for as a free-standing derivative.

The Company uses foreign exchange contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities, as well as the Company’s investments in non-U.S. subsidiaries. Foreign exchange contracts, which include spot and forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. Exposure to gains and loss on these contracts will increase or decrease over their respective lives as currency exchange and interest rates fluctuate.

Other derivative instruments include equity options, which manage our market risk associated with certain customer deposit products and also include risk participations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (continued)

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Summary information regarding other derivative activities at December 31, 2012 and 2011 follows:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011	December 31, 2012	December 31, 2011
	(in thousands)
Mortgage banking derivatives:
Forward commitments to sell loans	$1,392,892	$572,432	$—	$—	$3,364	$8,574
Interest rate lock commitments	852,245	232,448	15,402	7,323	—	—
Mortgage servicing rights	270,000	—	204	—	1,023	—
Total mortgage banking risk management	2,515,137	804,880	15,606	7,323	4,387	8,574

Customer related derivatives:
Swaps receive fixed	$5,405,619	$4,943,966	$361,858	$357,062	$128	$95
Swaps pay fixed	5,464,567	4,917,465	616	126	353,830	379,423
Cross currency swaps	80,606	—	2,427	—	2,019	—
Other	918,402	1,078,413	2,033	4,161	1,923	4,014
Total customer related derivatives	11,869,194	10,939,844	366,934	361,349	357,900	383,532

Other derivative activities:
VISA total return swap	$12,899	$21,461	$—	$—	$564	$5,460
Foreign exchange contracts	951,784	948,826	9,998	11,950	7,638	11,930
Other	290,722	814,271	5,227	12,098	5,076	12,375
Total other derivative activities	$15,639,736	$13,529,282	$397,765	$392,720	$375,565	$421,871

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (continued)

Gains (Losses) on All Derivatives

The following Consolidated Statement of Comprehensive Income line items were impacted by the Company’s derivative activity for the year ended December 31, 2012, 2011 and 2010:

Twelve-Month Period Ended
Derivative Activity	December 31, 2012	December 31, 2011	December 31, 2010
Fair value hedges:
Cross-currency swaps	Increase in net interest income of $0.1 million and a decrease to capital markets revenue of $0.1 million.	Increase in net interest income of $29 thousand.	No effect on income.
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Decrease in net interest income of $81.0 million.	Decrease in net interest income of $137.7 million.	Decrease in net interest income of $272.6 million.
Other derivative activities:
Forward commitments to sell loans	Increase in mortgage banking revenues of $5.2 million.	Decrease in mortgage banking revenues of $12.1 million.	Increase in mortgage banking revenues of $1.5 million.
Interest rate lock commitments	Increase in mortgage banking revenues of $8.1 million.	Increase in mortgage banking revenues of $6.6 million	Increase in mortgage banking revenues of $0.4 million.
Mortgage servicing rights	Decrease in mortgage banking revenues of $0.8 million.	No income effect.	No income effect.
Customer related derivatives	Increase in capital markets revenue of $17.3 million.	Decrease in capital markets revenue of $21.3 million.	Decrease in miscellaneous income of $1.3 million.
Return swap associated with sale of Visa, Inc. Class B shares	Increase in other non-interest income of $0.5 million.	Decrease in other non-interest income of $1.4 million.	Decrease in other non-interest income of $4.1 million.
Foreign exchange	Increase in capital markets revenue of $2.6 million.	Decrease in capital markets revenue of $7.3 million.	Increase in commercial banking fees of $1.5 million.
Other	Decrease to net interest income and increase to capital markets revenue of $11.3 million and $1.2 million, respectively.	Decreases to net interest income and capital markets revenue of $38.7 million and $0.7 million, respectively.	Decrease to net interest income of $0.4 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) INCOME TAXES

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
The Company reviews the tax balances quarterly and, as new information becomes available, the balances are adjusted, as appropriate.
Income Taxes from Continuing Operations
The provision/(benefit) for income taxes in the consolidated statement of operations is comprised of the following components (in thousands):

	YEAR-ENDED DECEMBER 31,
	2012	2011	2010
Current:
Foreign	$107	$80	$93
Federal	12,806	269,797	287,169
State	12,145	141,056	41,775
Total current	25,058	410,933	329,037

Deferred:
Federal	(125,681)	453,456	(280,280)
State	(5,825)	43,890	(89,147)
Total deferred	(131,506)	497,346	(369,427)
Total income tax provision/(benefit)	$(106,448)	$908,279	$(40,390)
Reconciliation of Statutory and Effective Tax Rate
The following is a reconciliation of the U.S. federal statutory rate of 35.0% to the Company’s effective tax rate for each of the years indicated:

	YEAR-ENDED DECEMBER 31,
	2012	2011	2010
Federal income tax at statutory rate	35.0%	35.0%	35.0%
Increase/(decrease) in taxes resulting from:
Valuation allowance	(2.5)%	0.3%	(37.3)%
Tax-exempt income	(5.3)%	(1.0)%	(2.6)%
Bank owned life insurance	(4.5)%	(0.9)%	(1.9)%
State income taxes, net of federal tax benefit	3.5%	5.2%	2.9%
Investment tax credits(1)	(19.8)%	—%	—%
Low income housing credits	(5.7)%	(1.4)%	(3.9)%
Accelerated discount accretion	—%	4.5%	—%
Dividend from SCUSA	(31.2)%	—%	—%
Other	7.1%	0.3%	3.8%
Effective tax rate	(23.4)%	42.0%	(4.0)%
(1) Investment tax credits were the result of the Company's investment in direct financing lease transactions in 2012.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) INCOME TAXES (continued)

Deferred Tax Assets and Liabilities

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below (in thousands):

	AT DECEMBER 31,
	2012	2011
Deferred tax assets:
Allowance for loan losses	$380,503	$325,380
Unrealized loss on derivatives	46,333	57,878
Net operating loss carry forwards	454,265	477,774
Non-solicitation payments	24,024	30,247
Employee benefits	66,380	26,760
General business credit carry forwards	243,373	209,982
Foreign tax credit carry forwards	60,688	60,688
Broker commissions paid on originated mortgage loans	26,882	29,668
Minimum tax credit carry forward	192,387	134,806
IRC Section 382 recognized built in losses	31,578	30,583
Other-than-temporary impairment on investments and equity method investments	—	12,084
Recourse reserves	67,704	57,584
Deferred interest expense	207,189	117,601
Other	43,424	184,427
Total gross deferred tax assets	1,844,730	1,755,462

Deferred tax liabilities:
Purchase accounting adjustments	15,911	1,661
Deferred income	12,339	27,516
Originated mortgage servicing rights	24,505	49,464
Unrealized gain on available for sale portfolio	105,349	61,153
SCUSA Transaction deferred gain	368,716	381,645
Leasing transactions	156,343	114,721
Depreciation and amortization	258,697	179,059
Other	27,246	138,069
Total gross deferred tax liabilities	969,106	953,288

Valuation allowance	(95,201)	(106,576)
Net deferred tax asset	$780,423	$695,598

Periodic reviews of the carrying amount of deferred tax assets are made to determine if the establishment of a valuation allowance is necessary. If, based on the available evidence in future periods, it is more likely that not that all or a portion of the Company’s deferred tax assets will not be realized, a deferred tax valuation allowance would be established. Consideration is given to all positive and negative evidence related to the realization of the deferred tax assets.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) INCOME TAXES (continued)

Items considered in this evaluation include historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, the length of statutory carryforward periods, experience with operating loss and tax credit carryforwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. The Company's evaluation is based on current tax laws, as well as its expectations of future performance. As of December 31, 2012, the Company maintains a valuation allowance of $95.2 million related to deferred tax assets subject to carryforward periods where the Company has determined it is more likely than not that these deferred tax assets will remain unused after the carryforward periods have expired.

The deferred tax asset realization analysis is updated at each year-end using the most recent forecasts. An assessment is made quarterly as to whether the forecasts and assumptions used in the deferred tax asset realization analysis should be revised in light of any changes that have occurred or are expected to occur that would significantly impact the forecasts or modeling assumptions. At December 31, 2012, the Company has recorded a deferred tax asset of $398.8 million related to federal net operating loss carryforwards, which may be offset against future taxable income. If not utilized in future years, these will expire in varying amounts through 2029. The Company has recorded a deferred tax asset of $55.5 million related to state net operating loss carryforwards, which may be used against future taxable income. If not utilized in future years, these will expire in varying amounts through 2031. The Company also has recorded a deferred tax asset of $243.4 million related to tax credit carryforwards and a deferred tax asset of $60.7 million related to foreign tax credit carryforwards, which may be offset against future taxable income. If not utilized in future years, these will expire in varying amounts through 2031 and 2017, respectively. The Company has concluded that it is more likely than not that $3.1 million of the deferred tax asset related to the state net operating loss carry-forwards, $7.3 million of the deferred tax asset related to tax credit carryforwards and the entire deferred tax asset related to the foreign tax credit carryforwards will not be realized. The Company has not recognized a deferred tax liability of $46.4 million related to earnings that are considered permanently reinvested in a consolidated foreign entity.

The financial performance forecasts of the Company as well as the assumptions and factors considered in the deferred tax asset realization analysis used to assess the adequacy of the valuation allowance were updated in December 2011 to reflect the impact of the dilution of SHUSA's interest in SCUSA to 65%.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) INCOME TAXES (continued)

Changes in Liability for Unrecognized Tax Benefits
At December 31, 2012, the Company had net unrecognized tax benefit reserves related to uncertain tax positions of $135.3 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Federal State and Local Tax	Accrued Interest and Penalties	Unrecognized Income Tax Benefits
	(in thousands)
Gross unrecognized tax benefits at January 1, 2010	$82,730	$14,318	$97,048
Additions based on tax positions related to 2009	2,370	5,882	8,252
Additions for tax positions of prior years	34,580	8,621	43,201
Reductions for tax positions of prior years	(4,150)	(163)	(4,313)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(4,752)	(1,899)	(6,651)
Settlement	(415)	(171)	(586)
Gross unrecognized tax benefits at December 31, 2010	110,363	26,588	136,951
SCUSA Transaction	—	(5,998)	(5,998)
Additions based on tax positions related to the current year	12,275	—	12,275
Additions for tax positions of prior years	2,079	2,099	4,178
Reductions for tax positions of prior years	—	(842)	(842)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(3,343)	(441)	(3,784)
Settlements	(13,691)	(1,861)	(15,552)
Gross unrecognized tax benefits at December 31, 2011	107,683	19,545	127,228
Additions based on tax positions related to the current year	2,536	—	2,536
Additions for tax positions of prior years	21,000	5,280	26,280
Reductions for tax positions of prior years	(356)	—	(356)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(750)	(205)	(955)
Settlements	(4,648)	(1,597)	(6,245)
Gross unrecognized tax benefits at December 31, 2012	$125,465	$23,023	148,488
Less: Federal, state and local income tax benefits			(13,178)
Net unrecognized tax benefits that if recognized would impact the effective tax rate at December 31, 2012			$135,310

Tax positions will initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. The Company is subject to the income tax laws of the U.S., its states and municipalities and certain foreign countries. These tax laws are complex and are potentially subject to different interpretations by the taxpayer and relevant governmental taxing authorities. In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of these inherently complex tax laws. The Company recognizes penalties and interest accrued related to unrecognized tax benefits within income tax expense on the Consolidated Statement of Comprehensive Income.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) INCOME TAXES (continued)

Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. The Company reviews the tax balances quarterly and, as new information becomes available, the balances are adjusted, as appropriate. The Company is subject to ongoing tax examinations and assessments in various jurisdictions.

On June 17, 2009, the Company filed a lawsuit against the United States in Federal District Court seeking a refund of assessed taxes paid for tax years 2003-2005 related to two separate financing transactions with an international bank totaling $1.2 billion. As a result of these two financing transactions, the Company was subject to foreign taxes of $154.0 million during the years 2003 through 2005 and claimed a corresponding foreign tax credit for foreign taxes paid during those years, which the IRS disallowed. The IRS also disallowed the Company's deductions for interest expense and transaction costs, totaling $24.9 million in tax liability, and assessed interest and penalties totaling approximately $69.6 million. In 2006 and 2007, the Company was subject to an additional $87.6 million and $22.5 million of foreign taxes, respectively, as a result of the two financing transactions, and the Company's entitlement to foreign tax credits in these amounts will be determined by the outcome of the 2003-2005 litigation. In addition, the outcome of the litigation will determine whether the Company is subject to an additional tax liability of $49.8 million related to interest expense and transaction cost deductions, and whether the Company will be subject to $12.1 million in interest and $12.5 million in penalties for 2006 and 2007. The Company continues to believe that it is entitled to claim these foreign tax credits taken with respect to the transactions and also continues to believe that the Company is entitled to tax deductions for the related issuance costs and interest deductions based on tax laws. A trial date has been set in this litigation for October 7, 2013. The Company has recorded a receivable in Other Assets for the amount of these payments, less a tax reserve of $96.9 million, as of December 31, 2012. On February 11, 2013, the U.S. Tax Court issued an adverse opinion in a case between the Bank of New York Mellon Corporation and the IRS involving a transaction with a structure similar to the Company's financing transaction. The Company has confidence in its position because, among other reasons, the Company will raise arguments and issues in its case that were not considered by the Tax Court. Bank of New York Mellon has indicated it intends to appeal the decision. The Company believes its reserve amount adequately provides for potential exposure to the IRS related to these items. As litigation progresses, it is reasonably possible changes in the reserve for uncertain tax positions could range from a decrease of $96.9 million to an increase of $296.0 million within the next 12 months.

The IRS recently concluded the exam of the Company’s 2006 and 2007 tax returns. In addition to the adjustments for items related to the two financing transactions discussed above, the IRS has proposed to recharacterize ordinary losses related to the sale of certain assets as capital losses. The Company has paid the tax assessment resulting from the recharacterization, and will contest the adjustment through the administrative appeals process. The Company is confident that its position related to its ordinary tax treatment of the losses will ultimately be upheld. If the Company is not successful in defending its position, the maximum potential tax liability resulting from this IRS adjustment would be approximately $95.6 million. Additionally, with respect to the 2006-2007 tax periods, the Company faces potential interest and penalties resulting from the recharacterization adjustment and other unrelated adjustments of approximately $11.1 million in interest and $14.5 million in penalties, which are also being contested through the administrative appeals process.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17) STOCK-BASED COMPENSATION

Effective January 30, 2009, all stock compensation awarded to employees are paid in Santander American Depositary Receipts. All shares vest within three years of the authorization date by Santander's Board of Directors. If an employee terminates employment prior to the end of the vesting period, shares granted are forfeited. The Company accounts for stock-based compensation under the fair value recognition provisions, whereby the fair value of the award at grant date is expensed over the award's remaining vesting period. Historically, the authorization date is in July of each year and the grant date is in February of the following year. Therefore, the awards are expensed over a period shorter than the three-year vesting period. The total compensation cost related to non-vested awards not yet recognized is $2.9 million and is expected to be recognized over a weighted-average period of approximately one year.
The table below summarizes the changes in the Bank’s non-vested performance stock during the past year.

	Shares	Weighted average grant date fair value
Total non-vested performance stock at December 31, 2011	1,574,758	$12.72
Santander performance shares granted in 2012	797,455	5.25
Santander performance shares vested in 2012	(706,710)	13.48
Non-vested shares forfeited during 2012	(128,650)	10.91
Total non-vested performance stock at December 31, 2012	1,536,853	$8.65
Pre-tax compensation expense associated with the performance shares totaled $3.1 million, $4.8 million and $2.1 million in December 31, 2012, 2011, and 2010, respectively. The weighted average grant date fair value of performance shares granted in December 31, 2012, 2011 and 2010 was $5.25 per share, $11.99 per share and $13.48 per share, respectively.

(18) EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

All employees of the Bank are eligible to participate in the Santander 401(k) Plan following their completion of 30 days of service. There is no age requirement to join the Santander 401(k) Plan. The Bank recognized expense for contributions to the Santander 401(k) Plan of $13.5 million, $12.6 million and $6.6 million during 2012, 2011, and 2010, respectively. From June 2009 to June 2010, the Bank ceased matching employee contributions. In July 2010, the Bank resumed matching 100% of employee contributions up to 3% of their compensation and then 50% of employee contributions between 3% and 5% of their compensation. The Company match is immediately vested and is allocated to the employee’s various 401(k) investment options in the same percentages as the employee’s own contributions.
Defined Benefit Plans
The Company sponsors various post-employment and post-retirement plans. All of the plans are frozen and therefore closed to new entrants; all benefits are fully vested and therefore the plans ceased accruing benefits. The majority of the plans were acquired as part of previous acquisitions. The total net unfunded status related to these plans was $70.4 million and $74.5 million at December 31, 2012 and December 31, 2011, respectively and are recorded within "Other liabilities" on the Consolidated Balance Sheet. The liabilities are made up of the following:

•	The Company’s benefit obligation related to its supplemental executive retirement plan (“SERP”) was $26.3 million and $26.7 million at December 31, 2012 and 2011, respectively.

•	The Company’s benefit obligation related to other post-employment plans was $9.5 million and $10.0 million at December 31, 2012 and 2011, respectively.

•
The Company acquired a pension plan from its acquisition of Independence Community Bank Corp. (“the Plan”). The unfunded status of the Plan was $34.6 million and $37.8 million at December 31, 2012 and 2011, respectively. The accumulated benefit obligation was $102.7 million and $99.4 million at December 31, 2012 and 2011, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18) EMPLOYEE BENEFIT PLANS (continued)

The below required post-retirement disclosures are provided for the most significant post-retirement plan - the Plan.

The following tables summarizes the benefit obligation, change in Plan assets and components of net periodic pension expense for the Plan as of December 31, 2012 and 2011 (in thousands):

	Year ended December 31,
	2012	2011
Change in benefit obligation:
Benefit obligation at beginning of year	$99,411	$87,377
Service cost	287	289
Interest cost	4,136	4,467
Actuarial gain	4,087	12,417
Annuity payments	(5,202)	(5,139)
Projected benefit obligation at year end	$102,719	$99,411
Change in plan assets:
Fair value at beginning of year	$61,641	$65,975
Employer Contributions	7,100	—
Actual return on plan assets	4,540	805
Annuity payments	(5,202)	(5,139)
Fair value at year end	$68,079	$61,641
Components of net periodic pension expense:
Service cost	$287	$289
Interest cost	4,136	4,467
Expected Return on plan assets	(4,469)	(4,439)
Amortization of unrecognized actuarial loss	3,975	2,583
Net periodic pension expense	$3,929	$2,900
Service cost includes administrative expenses of the Plan, which are paid from Plan assets. The Company does not expect any Plan assets to be returned in 2013. The Company expects to make contributions of $4.9 million to the Plan in 2013.
Pension plan assets are required to be reported and disclosed at fair value in the financial statements. See Note 1 for discussion about the Company’s fair value policy. In accordance with the Plan’s investment policy, the Plan’s assets were invested in the following allocation as of the end of the Plan year: 35% in equity mutual funds, 32% in fixed income mutual funds and 33% in money market funds.The shares of the underlying mutual funds are fair valued using quoted market prices in an active market, and therefore all of the assets are considered Level 1 within the fair value hierarchy as of December 31, 2012 and 2011. There have been no changes in the valuation methodologies used at December 31, 2012 and 2011.
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18) EMPLOYEE BENEFIT PLANS (continued)

The assumptions utilized to calculate the projected benefit obligation and net periodic pension expense at December 31, 2012 and 2011 were:

	December 31, 2012	December 31, 2011
Discount rate	4.00%	4.25%
Expected long-term return on plan assets	7.00%	7.00%
Salary increase rate	—%	—%

The expected long-term rate of return on Plan assets reflects the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the project benefit obligation. The selected rate considers the historical and expected future investment trends of the present and expected assets in the Plan.

The following table sets forth the expected benefit payments to be paid in future years for the Plan:

2013	$4,972,947
2014	5,177,885
2015	5,232,133
2016	5,241,095
2017	5,331,087
2018 to 2021	28,232,374
Total	$54,187,521

Included in accumulated other comprehensive income at December 31, 2012 and 2011 were unrecognized actuarial losses of $26.7 million and $26.5 million that had not yet been recognized in net periodic pension cost. The actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2013 is $3.6 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19) FAIR VALUE

General

As of December 31, 2012, $20.0 billion of the Company’s total assets consisted of financial instruments measured at fair value on a recurring basis, including financial instruments for which the Company elected the fair value option. Approximately $5.2 million of these financial instruments were measured using quoted market prices for identical instruments or using Level 1 inputs. Approximately $19.9 billion of these financial instruments were measured using valuation methodologies involving market-based and market-derived information or using Level 2 inputs. Approximately $151.4 million of these financial instruments were measured using model-based techniques, or using Level 3 inputs, and represented approximately 0.8% of total assets measured at fair value and approximately 0.2% of total consolidated assets. ,

Fair value is defined in U.S. GAAP as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard focuses on the exit price in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. U.S. GAAP establishes a fair value reporting hierarchy to maximize the use of observable inputs when measuring fair value and defines the three levels of inputs as noted below:

•	Level 1 - Assets or liabilities for which the identical item is traded on an active exchange, such as publicly-traded instruments or futures contracts.

•
Level 2 - Assets or liabilities valued based on observable market data for similar instruments. Fair value is estimated using inputs other than quoted prices included within Level 1 that are observable for assets or liabilities, either directly or indirectly.

•
Level 3 - Assets or liabilities for which significant valuation assumptions are not readily observable in the market; instruments valued based on the best available data, some of which is internally developed and considers risk premiums that a market participant would require. Fair value is estimated using unobservable inputs that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities may include financial instruments whose value is determined using pricing services, pricing models with internally developed assumptions, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Assets and liabilities measured at fair value, by their nature, result in a higher degree of financial statement volatility. When available, the Company attempts to use quoted market prices or matrix pricing in active markets to determine fair value and classifies such items as Level 1 or Level 2. If quoted market prices in active markets are not available, fair value is determined using third-party broker quotes and/or discounted cash flow models incorporating various assumptions including interest rates, prepayment speeds and credit losses. Assets and liabilities valued using broker quotes and/or discounted cash flow models are classified as either Level 2 or Level 3, depending on the lowest level classification of an input that is considered significant to the overall valuation.

The Company values assets and liabilities based on the principal market where each would be sold (in the case of assets) or transferred (in the case of liabilities). The principal market is the forum with the greatest volume and level of activity. In the absence of a principal market, valuation is based on the most advantageous market. In the absence of observable market transactions, the Company considers liquidity valuation adjustments to reflect the uncertainty in pricing the instruments. The fair value of a financial asset is measured on a stand-alone basis and cannot be measured as a group, with the exception of certain financial instruments held and managed on a net portfolio basis. In measuring the fair value of a nonfinancial asset, the Company assumes the highest and best use of the asset by a market participant-not just the intended use-to maximize the value of the asset. The Company also considers whether any credit valuation adjustments are necessary based on the counterparty's credit quality.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19) FAIR VALUE (continued)

Any models used to determine fair values or to validate dealer quotes based on the descriptions below are subject to review and testing as part of the Company's model validation and internal control testing processes.

The Market Risk Department is responsible for determining and approving the fair values for all assets and liabilities valued at fair value, including our Level 3 assets and liabilities. Price validation procedures are performed and the results are reviewed for Level 3 assets and liabilities by the Market Risk Department. Price validation procedures performed for these assets and liabilities can include comparing current prices to historical pricing trends by collateral type and vintage, comparing prices by product type to indicative pricing grids published by market makers, and obtaining corroborating dealer prices for significant securities.

The Company reviews the methodologies utilized to determine fair value on a quarterly basis. Any changes in methodologies or significant inputs used in determining fair values are further reviewed to determine if a fair value level hierarchy change has occurred. Transfers in and out of Level 1, 2 and 3 are considered to be effective as of the end of the quarter in which they occur.

During the Company's review of its investment portfolio performed during the first three months of 2012, the Company transferred its collateralized loan obligation securities ("CLOs"), which are asset-backed securities, from Level 2 to Level 3 due to the lack of price transparency in connection with its limited trading activity.

The CLOs are valued using a third-party pricing service. Late in the third quarter of 2012, the Company changed its third-party pricing indications from an issuing broker to a pricing service, as the new provider is able to provide a more precise and market-driven valuation for these types of investments. During the Company's review of valuation methodologies in the fourth quarter of 2012, it was determined that the pricing techniques utilized by the provider would be considered Level 2. Therefore, during the fourth quarter of 2012, CLOs were transferred back to Level 2 from Level 3.

There were no other transfers between Levels 1, 2 and 3 during the years ended December 31, 2012 and 2011 for any assets or liabilities valued at fair value on a recurring basis.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19) FAIR VALUE (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of December 31, 2012 and 2011.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
	(in thousands)
Financial assets:
US Treasury and government agency securities	$—	$8,996	$—	$8,996
Debentures of FHLB, FNMA and FHLMC	—	1,150	—	1,150
Corporate debt	—	2,705,706	—	2,705,706
Asset-backed securities	—	1,775,463	43,374	1,818,837
Equity securities	5,216	—	—	5,216
State and municipal securities	—	2,060,292	—	2,060,292
Mortgage backed securities	—	12,083,823	—	12,083,823
Total investment securities available-for-sale	5,216	18,635,430	43,374	18,684,020
Loans held for sale	—	843,442	—	843,442
Mortgage servicing rights	—	—	92,512	92,512
Derivatives:
Fair value	—	10,452	—	10,452
Cash Flow	—	524	—	524
Mortgage banking interest rate lock commitments	—	—	15,402	15,402
Customer related	—	366,934	—	366,934
Foreign exchange	—	9,998	—	9,998
Mortgage servicing rights	—	204	—	204
Other	—	5,144	83	5,227
Total financial assets	$5,216	$19,872,128	$151,371	$20,028,715
Financial liabilities:
Derivatives:
Fair value	$—	$11,458	$—	$11,458
Cash flow	—	120,844	—	120,844
Mortgage banking forward sell commitments	—	3,364	—	3,364
Customer related	—	357,900	—	357,900
Total return swap	—	—	564	564
Foreign exchange	—	7,638	—	7,638
Mortgage servicing rights	—	1,023	—	1,023
Other	—	4,877	199	5,076
Total financial liabilities	$—	$507,104	$763	$507,867

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19) FAIR VALUE (continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2011
	(in thousands)
Financial assets:
US Treasury and government agency securities	$—	$44,090	$—	$44,090
Corporate debt	—	2,049,520	—	2,049,520
Asset-backed securities	—	2,587,993	52,297	2,640,290
State and municipal securities	—	1,784,778	—	1,784,778
Mortgage backed securities	—	9,039,880	18	9,039,898
Total investment securities available-for-sale	—	15,506,261	52,315	15,558,576
Loans held for sale	—	352,471	—	352,471
Derivatives:
Fair value	—	3,888	—	3,888
Mortgage banking interest rate lock commitments	—	—	7,323	7,323
Customer related	—	361,349	—	361,349
Foreign exchange	—	11,950	—	11,950
Other	—	12,098	—	12,098
Total financial assets	$—	$16,248,017	$59,638	$16,307,655
Financial liabilities:
Derivatives:
Fair value	$—	$3,346	$—	$3,346
Cash flow	—	158,174	—	158,174
Mortgage banking forward sell commitments	—	8,574	—	8,574
Customer related	—	383,532	—	383,532
Total return swap	—	—	5,460	5,460
Foreign exchange	—	11,930	—	11,930
Other	—	11,655	720	12,375
Total financial liabilities	$—	$577,211	$6,180	$583,391

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19) FAIR VALUE (continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-fair value accounting or certain impairment measures. At December 31, 2012, assets measured at fair value on a nonrecurring basis that were still held on the balance sheet, were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
December 31, 2012
Impaired loans held for investment (1)	$—	$506,637	$40,674	$547,311
Foreclosed assets (2)	—	39,904	—	39,904

December 31, 2011
Impaired loans held for investment (1)	$—	$1,388,268	$—	$1,388,268
Foreclosed assets (2)	—	74,031	—	74,031
Mortgage servicing rights(3)	—	—	91,686	91,686

(1)
Represents recorded investment of impaired commercial loans and certain consumer loans for which the Company periodically records nonrecurring adjustments of collateral-dependent loans measured for impairment when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Appraisals are obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties, which are considered Level 2 inputs. For those loans where the value of the underlying collateral is determined using internal models and calculations, these are considered Level 3 inputs. The inputs in the internal models and calculations include the loan balance, estimation of the collectability of the underlying receivables held by the customer used as collateral, sale and liquidation value of the inventory held by the customer used as collateral, and historical loss-given-default parameters. In cases where the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized.

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

(3)
As of January 1, 2012, the Company elected to account for its existing portfolio of residential MSRs at fair value. The Company's multi-family mortgage loan servicing rights were fully amortized at December 31, 2012.

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Consolidated Statements of Comprehensive Income relating to assets held at period end. All balances are presented in thousands.

	Comprehensive Income Location	Twelve-Month Period Ended December 31,
		2012	2011	2010
Impaired loans held for investment	Provision for credit losses	$69,446	$165,317	$(52,947)
Foreclosed assets	Other administrative expense	(5,903)	(14,657)	(10,869)
Mortgage servicing rights	Mortgage banking income	88	(37,789)	24,665
		$63,631	$112,871	$(39,151)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19) FAIR VALUE (continued)

Level 3 Rollforward for Recurring Assets and Liabilities

The tables below presents the changes in all of the Level 3 balances for the twelve-month periods ended December 31, 2012 and 2011. All balances are presented in thousands.

Year-Ended December 31, 2012
	Investments Available-for-Sale	Mortgage Servicing Rights(2)	Derivatives	Total
Balance, December 31, 2011	$52,315	$91,686	$1,143	$145,144
Gains/(losses) in other comprehensive income	(7,183)	—	—	(7,183)
(Gains)/losses reclassified from OCI to earnings	(556)	—	—	(556)
Gains/(losses) in earnings	—	(42,194)	9,184	(33,010)
Purchases	431,166		—	431,166
Issuances	—	43,543	—	43,543
Sales	(78,875)	—	—	(78,875)
Settlements(1)	(1,686)	—	4,395	2,709
Amortization	—	(523)	—	(523)
Transfers into level 3	576,460	—	—	576,460
Transfers to level 2	$(928,267)			$(928,267)
Balance, December 31, 2012	$43,374	$92,512	$14,722	$150,608
Changes in unrealized gains (losses) included in earnings related to balances still held at December 31, 2012	$—	$(42,194)	$1,105	$(41,089)

Year-Ended December 31, 2011
	Investments Available-for-Sale	Mortgage Servicing Rights(2)	Derivatives	Total
Balance, December 31, 2010	$1,511,847	$146,028	$(7,951)	$1,649,924
Gains/(losses) in other comprehensive income	55,187	—	(216)	54,971
(Gains)/losses reclassified from OCI to earnings	93,934	—	—	93,934
Gains/(losses) in earnings	—	(37,789)	5,606	(32,183)
Purchases	—	—	—	—
Issuances	—	27,230	—	27,230
Sales	(1,312,648)	—	—	(1,312,648)
Settlements(1)	(296,005)	—	3,704	(292,301)
Amortization	—	(43,783)	—	(43,783)
Transfers into level 3	—	—	—	—
Balance, December 31, 2011	$52,315	$91,686	$1,143	$145,144
Changes in unrealized gains (losses) included in earnings related to balances still held at December 31, 2011	$—	$(37,789)	$(263)	$(38,052)

(1)	Settlements include prepayments, paydowns and maturities.

(2)	Mortgage servicing rights were valued at fair value on a recurring basis starting January 1, 2012. Prior periods are included for comparison.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19) FAIR VALUE (continued)

Valuation Processes and Techniques - Recurring Fair Value Assets and Liabilities

Following is a description of the valuation techniques used for instruments measured at fair value on a recurring basis.

Investments securities available-for-sale

The Company utilizes a third-party pricing service to value our investment portfolio. Our primary pricing service has consistently proven to be a high quality third-party pricing provider. For those investments not valued by our primary servicer, other trusted market sources are utilized.

The vendors the Company uses provide pricing services on a global basis. The Company monitors and validates the reliability of vendor pricing on an ongoing basis, which can include pricing methodology reviews, by performing detailed reviews of the assumptions and inputs used by the vendor to price individual securities, and through price validation testing. Price validation testing is performed independent of the risk-taking function and can include corroborating the prices received from third-party vendors with prices from another third-party source, reviewing valuations of comparable instruments, comparison to internal valuations, or by reference to recent sales of similar securities. Securities not priced by one of the pricing vendors may be valued using a dealer quote.

Quoted market prices for the investments in securities available-for-sale, such as government agency bonds, corporate debt, and state and municipal securities are not readily available. The Company's principal markets for its investment securities are the secondary institutional markets with an exit price that is predominantly reflective of bid level pricing in these markets. The third-party vendors use a variety of methods when pricing securities that incorporate relevant market data to arrive at an estimate of what a buyer in the marketplace would pay for a security under current market conditions.

Late in the third quarter of 2012, the Company changed its third-party pricing service for CLOs, which are asset backed securities, as the new provider is able to provide a more precise and market-driven valuation for these types of investments. CLOs are initially valued by the provider using discounted cash flow models which consider inputs such as default correlation, credit spread, prepayment speed, conditional default rate and loss severity. The price produced by the model is then compared to recent trades for similar transactions. If there are differences between the model price and the market price, adjustments are made to the model so the final price approximates the market price. These investments are, therefore, considered Level 2.

Certain of the Company's investments in asset-backed securities are valued based on their amortized cost, which is determined to be equal to the fair value of the securities. These securities have been classified as Level 2, as an active market does not exist for these securities; however, observable inputs, such as rate of return on each of the programs and observable yield curves do exist.

The Company's equity security is an open-end fund that is deemed to be qualified under the Community Reinvestment Act of 1977 ("CRA"). The fund primarily invests in debt securities issued by FNMA, FHLMC and GNMA. The fund is priced using net asset value per share, since the price is unadjusted. This investment is, therefore, considered Level 1.

The Company’s Level 3 investment assets are comprised of a sale leaseback security. This investment is thinly traded, and the Company determined the estimated fair value of this security by evaluating pricing information from a combination of sources such as third-party pricing services, third-party broker quotes for certain securities and other independent third-party valuation sources. These quotes are benchmarked against similar securities that are more actively traded in order to assess the reasonableness of the estimated fair value. The fair market value estimate assigned to this security assumes liquidation in an orderly fashion and not under distressed circumstances. Significant unobservable inputs include evaluated third-party quotes and pricing on comparable securities that are more actively traded, as well as management-determined comparability adjustments. Significant increases (decreases) in any of those inputs in isolation would result in a significantly higher (lower) fair value measurement.

Gains and losses on investments are recognized in the Consolidated Statements of Comprehensive Income through “Net gain on sale of investment securities”.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19) FAIR VALUE (continued)

Loans Held for Sale

The fair value of these loans are estimated using published forward agency prices to agency buyers such as the FNMA and the FHLMC. The majority of the residential loan held-for-sale portfolio is sold to these two agencies. The fair value is determined using current secondary market prices for portfolios with similar characteristics, adjusted for servicing values and market conditions. These loans are regularly traded in active markets and observable pricing information is available from market participants. The prices are adjusted as necessary to include the embedded servicing value in the loans and to take into consideration the specific characteristics of certain loans that are priced based on the pricing of similar loans. These adjustments represent unobservable inputs to the valuation but are not considered significant given the relative insensitivity of the value to changes in these inputs to the fair value of the loans. Accordingly, residential mortgage loans held for sale are classified as Level 2. See further discussion below in the Fair Value Option for Financial Assets and Financial Liabilities section.

Mortgage servicing rights

During the first quarter of 2012, the Company implemented a new model that it believes to be widely used among large mortgage servicers for the valuation of mortgage servicing rights. This model estimates the present value of the future net cash flows from mortgage servicing activities based on various assumptions. These cash flows include servicing and ancillary revenue, offset by the estimated costs of performing servicing activities. Significant assumptions used in the valuation of residential mortgage servicing rights are CPR and the discount rate, reflective of a market participant's required return on an investment for similar assets. Other important valuation assumptions include market-based servicing costs and the anticipated earnings on escrow and similar balances held by the Company in the normal course of mortgage servicing activities. All of these assumptions are considered to be unobservable inputs. Historically, servicing costs and discount rates have been less volatile than CPR and earnings rates, both of which are directly correlated with changes in market interest rates. Increases in prepayment speeds, discount rates and servicing costs result in lower valuations of mortgage servicing rights. Decreases in the anticipated earnings rates on escrow and similar balances result in lower valuations of mortgage servicing rights. For each of these items, the Company makes assumptions based on current market information and future expectations. All of the assumptions are based on standards that the Company believes would be utilized by market participants in valuing mortgage servicing rights and are derived and/or benchmarked against independent public sources. Accordingly, MSRs are classified as Level 3.

Gains and losses on MSRs are recognized on the Consolidated Statements of Comprehensive Income through “Mortgage Banking Income”.

Listed below are the most significant inputs that are utilized by the Company in the evaluation of residential MSRs:

•	A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $4.7 million and $8.9 million, respectively, at December 31, 2012.

•	A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $3.1 million and $5.9 million, respectively, at December 31, 2012.

Significant increases (decreases) in any of these inputs in isolation would result in a significantly higher (lower) fair value measurement. These sensitivity calculations are hypothetical and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of an adverse variation in a particular assumption on the fair value of the MSRs is calculated without changing any other assumption, while in reality changes in one factor may result in changes in another, which may either magnify or counteract the effect of the change. Prepayment estimates generally increase when market interest rates decline and decrease when market interest rates rise. Discount rates typically increase when market interest rates increase and/or credit and liquidity risks increase and decrease when market interest rates decline and/or credit and liquidity conditions improve.

See further discussion on MSRs in Note 9.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19) FAIR VALUE (continued)

Derivatives

The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable and unobservable market-based inputs. The fair value represents the estimated amount SHUSA would receive or pay to terminate the contracts or agreements, taking into account current interest rates, foreign exchange rates, equity prices and when appropriate, the current creditworthiness of the counterparties.

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

The Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy. Certain of the Company's derivatives utilize Level 3 inputs, which are primarily related to mortgage banking derivatives-interest rate lock commitments.

The discounted cash flow model is utilized to determine the fair value for the mortgage banking derivatives-interest rate lock commitments. The significant unobservable inputs for mortgage banking derivatives used in the fair value measurement of the reporting entity‘s loan commitments are "pull through" percentage and the MSR value that is inherent in the underlying loan value. The pull through percentage is an estimate of loan commitments that will result in closed loans. Significant increases (decreases) in any of these inputs in isolation would result in a significantly higher (lower) fair value measurement. Significant increases (decreases) in the fair value of a mortgage banking derivative asset (liability) results when the probability of funding increases (decreases). Significant increases (decreases) in the fair value of a mortgage loan commitment result when the embedded servicing value increases (decreases).

Gains and losses related to derivatives affect various line items in the Consolidated Statements of Comprehensive Income. See Note 15 for a discussion of derivatives activity.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19) FAIR VALUE (continued)

Level 3 Inputs - Significant Recurring Assets and Liabilities

The following table presents quantitative information about the significant unobservable inputs within significant Level 3 recurring assets and liabilities. All balances are presented in thousands.

	Fair Value at December 31, 2012	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Sale-lease back securities	43,374	Consensus Pricing (1)	Offered quotes(3)	109.89%

Mortgage servicing rights	92,512	Discounted Cash Flow	Prepayment rate (CPR)(5)	0.004%-45.92% (15.57%)
			Discount Rate(6)	10.70%

Mortgage banking interest rate lock commitments	15,402	Discounted Cash Flow	Pull-through percentage(4)	(76.19)%
			MSR value (2)	0.625%-0.95% (0.879%)

(1) Consensus pricing refers to fair value estimates that are generally developed using information such as dealer quotes or other third-party provided valuations or comparable asset prices.
(2) MSR value is the estimated value of the servicing right embedded in the underlying loan, expressed in basis points of outstanding unpaid principal balance.
(3) Based on the nature of the input, a range or weighted average does not exist. For sale-lease back securities, the Company owns one security.
(4) Historical weighted average based on principal balance calculated as the percentage of loans originated for sale divided by total commitments less outstanding commitments.
(5) Average CPR projected from collateral stratified by loan type, note rate and maturity.
(6) Based on the nature of the input, a range or weighted average does not exist.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19) FAIR VALUE (continued)

Fair Value of Financial Instruments

	December 31, 2012
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$2,220,811	$2,220,811	$2,220,811	$—	$—
Available-for-sale investment securities	18,684,020	18,684,020	5,216	18,635,430	43,374
Debentures of FHLB, FNMA and FHLMC	19,672	20,000	—	20,000	—
Loans held for investment, net	51,375,442	50,682,773	—	506,637	50,176,136
Loans held for sale	843,442	843,442	—	843,442	—
Restricted Cash	488,455	488,455	488,455	—	—
Mortgage servicing rights	92,512	92,512	—	—	92,512
Derivatives	408,741	408,741	—	393,256	15,485

Financial liabilities:
Deposits	50,790,038	50,931,010	38,121,149	12,809,861	—
Borrowings and other debt obligations	19,264,206	20,632,540	—	20,632,540	—
Derivatives	507,867	507,867	—	507,104	763
Commitments to extend credit and standby letters of credit	25,857,181	25,857,181	—	—	25,857,181

	December 31, 2011
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$2,623,963	$2,623,963	$2,623,963	$—	$—
Available-for-sale investment securities	15,558,576	15,558,576	—	15,506,261	52,315
Debentures of FHLB, FNMA and FHLMC	19,482	20,000	—	20,000	—
Loans held for investment, net	50,223,888	49,286,606	—	1,388,268	47,898,338
Loans held for sale	352,471	352,471	—	352,471	—
Restricted Cash	36,660	36,660	36,660	—	—
Mortgage servicing rights	91,686	99,556	—	—	99,556
Derivatives	396,608	396,608	—	389,285	7,323

Financial liabilities:
Deposits	47,797,515	47,330,243	37,336,365	9,993,878	—
Borrowings and other debt obligations	18,278,433	19,372,350	—	19,372,350	—
Derivatives	583,391	583,391	—	577,211	6,180
Commitments to extend credit and standby letters of credit	22,564,139	22,564,139	—	—	22,564,139

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19) FAIR VALUE (continued)

Valuation Processes and Techniques - Financial Instruments

The preceding tables present disclosures about the fair value of the Company's financial instruments. These fair values for certain instruments are presented based upon subjective estimates of relevant market conditions at a specific point in time and information about each financial instrument. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These techniques involve uncertainties resulting in variability in estimates affected by changes in assumptions and risks of the financial instruments at a certain point in time. Therefore, the derived fair value estimates presented above for certain instruments cannot be substantiated by comparison to independent markets. In addition, the fair values do not reflect any premium or discount that could result from offering for sale at one time an entity’s entire holdings of a particular financial instrument nor does it reflect potential taxes and the expenses that would be incurred in an actual sale or settlement. Accordingly, the aggregate fair value amounts presented above do not represent the underlying value to the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments not measured at fair value in the Consolidated Balance Sheet:

Cash and amounts due from depository institutions

Cash and cash equivalents include cash and due from depository institutions, interest-bearing deposits in other banks, federal funds sold, and securities purchased under agreements to resell. The related fair value measurements have been classified as Level 1, as their carrying value approximates fair value due to the short-term nature of the asset.

As of December 31, 2012 and 2011, the Company had $488.5 million and $36.7 million, respectively, of restricted cash. Restricted cash is related to cash restricted for investment purposes, cash posted for collateral purposes and cash advanced for loan purchases. Cash and cash equivalents, including restricted cash, have maturities of three months or less and, accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

Debentures of FHLB, FNMA, and FHLMC

Other investments include debentures of FHLB, FNMA and FHLMC. The related fair value measurements have generally been classified as Level 2, as carrying value approximates fair value.

Loans held for investment, net

The fair values of loans are estimated based on groupings of similar loans; including but not limited to stratifications by type, interest rate, maturity, and borrower creditworthiness. Discounted future cash flow analyses are performed for these loans incorporating assumptions of current and projected voluntary prepayment speeds. Discount rates are determined using the Company's current origination rates on similar loans, adjusted for changes in current liquidity and credit spreads (if necessary). Because the current liquidity spreads are generally not observable in the market and the expected loss assumptions are based on the Company's experience, these are Level 3 valuations. Impaired loans are valued at fair value on a nonrecurring basis. See further discussion on the related valuation techniques under "Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis" above.

Deposits

The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, interest bearing demand deposit accounts, savings accounts and certain money market accounts, is equal to the amount payable on demand and does not take into account the significant value of the cost advantage and stability of the Company's long-term relationships with depositors. The fair value of fixed-maturity certificates of deposit is estimated by discounting cash flows using currently offered rates for deposits of similar remaining maturities. The related fair value measurements have generally been classified as Level 1 for core deposits, as the carrying value approximates fair value due to the short-term nature of the liabilities. All other deposits are considered to be Level 2.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19) FAIR VALUE (continued)

Borrowings and other debt obligations

Fair value is estimated by discounting cash flows using rates currently available to the Company for other borrowings with similar terms and remaining maturities. Certain other debt obligation instruments are valued using available market quotes for similar instruments, which contemplates issuer default risk. The related fair value measurements have generally been classified as Level 2.

Commitments to extend credit and standby letters of credit

Includes the value of unfunded lending commitments and standby letters of credit as well as the recorded liability for probable losses. The Company’s pricing of such financial instruments is based largely on credit quality and relationship, probability of funding and other requirements. Loan commitments often have fixed expiration dates and contain termination and other clauses which provide for relief from funding in the event of significant deterioration in the credit quality of the customer. The rates and terms of the Company’s loan commitments and letters of credit are competitive with other financial institutions operating in markets served by the Company.

The liability for probable losses is estimated by analyzing unfunded lending commitments and standby letters of credit for commercial customers and segregating by risk according to the Company's internal risk rating scale. These risk classifications, in conjunction with an analysis of historical loss experience, current economic conditions and performance trends within specific portfolio segments, and any other pertinent information result in the estimation of the reserve for probable losses.

These instruments and related reserve are classified as Level 3. The Company believes that the carrying amounts, which are included in other liabilities, are reasonable estimates of the fair value of these financial instruments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19) FAIR VALUE (continued)

Fair Value Option for Financial Assets and Financial Liabilities

A description of the financial assets and liabilities elected to be measured at fair value is as follows: the Company's intent in electing fair value for all of these items was to mitigate a divergence between accounting losses and economic exposure for certain assets and liabilities.

Loans held for sale

The Company adopted the fair value option on residential mortgage loans classified as held for sale, which allows the Company to record the mortgage loan held-for-sale portfolio at fair market value versus the lower of cost, net of deferred fees, deferred origination costs and effects of hedge accounting, or market. The Company economically hedges its residential loans held-for-sale portfolio with forward sale agreements,which are reported at fair value. A lower of cost or market accounting treatment would not allow the Company to record the excess of the fair market value over book value, but would require the Company to record the corresponding reduction in value on the hedges. Both the loans and related hedges are carried at fair value, which reduces earnings volatility, as the amounts more closely offset, particularly in environments when interest rates are declining.

The Company's residential loan held-for-sale portfolio had an aggregate fair values of $843.4 million, $352.5 million, and $150.1 million at December 31, 2012, 2011, and 2010, respectively. The contractual principal amount of these loans totaled $818.4 million, $340.0 million, and $149.7 million at December 31, 2012, 2011, and 2010, respectively. The difference in fair value compared to the principal balance of $25.1 million, $12.5 million, and $0.4 million was recorded in mortgage banking revenues during the years ended December 31, 2012, 2011, and 2010, respectively. Substantially all of these loans are current and none are in non-accrual status. Interest income on these loans is credited to interest income as earned.

Residential Mortgage Servicing Rights

As of January 1, 2012, the Company elected to account for its existing portfolio of residential MSRs at fair value. Prior to this election, residential MSRs were accounted for using the amortization method subject to impairment. This election created greater flexibility with regards to any ongoing decisions relating to risk management of the asset by mitigating the effects of changes to the residential MSRs' fair value through the use of risk management instruments.

The Company's residential MSRs had an aggregate fair value of $92.5 million at December 31, 2012. Changes in fair value totaling a loss of $5.7 million were recorded in mortgage banking income during the period ended December 31, 2012.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(20) COMMITMENTS, CONTINGENCIES, AND GUARANTEES

Off-Balance Sheet Risk - Financial Instruments

In the normal course of business, the Company utilizes a variety of financial instruments with off-balance sheet risk to meet the financing needs of its customers and to manage its exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, loans sold with recourse, forward contracts, and interest rate and cross currency swaps, caps and floors. These financial instruments may involve, to varying degrees, elements of credit, liquidity, and interest rate risk in excess of the amount recognized on the Consolidated Balance Sheet. The contract or notional amounts of these financial instruments reflect the extent of involvement the Company has in particular classes of financial instruments. Commitments to extend credit, including standby letters of credit, do not necessarily represent future cash requirements, in that these commitments often expire without being drawn upon.

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit, standby letters of credit and loans sold with recourse is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. For forward contracts and interest rate swaps, caps and floors, the contract or notional amounts do not represent exposure to credit loss. The Company controls the credit risk of its forward contracts and interest rate swaps, caps and floors through credit approvals, limits and monitoring procedures.

The following table details the amount of commitment expiration per period for financial instruments where contract amounts represented credit risk at December 31, 2012:

Other Commitments	Contract or notional amount	Less than 1 year	Over 1 yr to 3 yrs	Over 3 yrs to 5 yrs	Over 5 yrs
	(in thousands)
Commitments to extend credit	$23,155,424	$7,146,080	$4,615,613	$7,972,885	$3,420,846
Standby letters of credit	2,491,757	1,808,744	481,867	147,931	53,215
Loans sold with recourse	192,992	37,015	41,733	37,727	76,517
Forward buy commitments	846,018	810,984	35,034	—	—
Total commitments	$26,686,191	$9,802,823	$5,174,247	$8,158,543	$3,550,578

Guarantees

Standby Letters of Credit

The Company’s standby letters of credit meet the definition of a guarantee under FASB ASC 460. Standby letters of credit commit us to make payments on behalf of our customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 1.04 years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company has various forms of collateral, including real estate assets and customer business assets. The maximum undiscounted exposure related to these commitments at December 31, 2012 was $2.5 billion, and the approximate value of the underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $1.0 billion. The fees related to standby letters of credit are deferred and amortized over the life of the commitment. These fees were immaterial to the Company’s financial statements at December 31, 2012. Management believes that the utilization rate of these standby letters of credit will continue to be substantially less than the amount of these commitments, as has been the Company’s experience to date. As of December 31, 2012 and December 31, 2011, the liability related to these standby letters of credit was $138.7 million and $177.9 million, respectively, which is recorded within the reserve for unfunded commitments in Other Liabilities on the Consolidated Balance Sheet.The credit risk associated with standby letters of credit is monitored using the same risk rating system utilized within the loan and lease portfolio. Also included within the reserve for unfunded commitments at December 31, 2012, were lines of credit outstanding of $71.3 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(20) COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Loans Sold with Recourse

The Company has loans sold with recourse that meet the definition of a guarantee under FASB ASC 460. For loans sold with recourse under the terms of the multi-family sales program with the FNMA, the Company retained a portion of the credit risk associated with such loans. The unpaid principal balance outstanding of loans sold with these programs was $7.5 billion as of December 31, 2012 and $9.3 billion as of December 31, 2011. As a result of its agreement with the FNMA, the Company retained a 100% first loss position on each multi-family loan sold to the FNMA under the program until the earlier to occur of (i) the aggregate approved losses on the multi-family loans sold to the FNMA reaches the maximum loss exposure for the portfolio as a whole ($160.0 million as of December 31, 2012, which includes a reduction of $3.1 million for losses pending approval by the FNMA) or (ii) all of the loans sold to the FNMA under this program are paid off. Any losses sustained as a result of impediments in standard representations and warranties would be in addition to the approved maximum loss exposure.

The Company has established a liability which represents the fair value of the retained credit exposure related to the loans sold with recourse. This liability represents the amount that the Company estimates that it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon internal specific information and an industry-based default curve with a range of estimated losses. At December 31, 2012 and December 31, 2011, the Company had $122.7 million and $135.5 million of liabilities classified in other liabilities related to the fair value of the retained credit exposure for loans sold to the FNMA under this program, respectively. The Company's commitment will expire in March 2039 based on the maturity of the loans sold with recourse. Losses sustained by the Company may be offset, or partially offset, from proceeds resulting from the disposition of the underlying mortgaged properties. Approval from the FNMA is required for all transactions related to the liquidation of properties underlying the mortgages.

Representation and Warranty

In the normal course of business, the Company sells residential loans on a non-recourse government sponsored basis to the FNMA and other government-sponsored entities (collectively, "GSEs"). In connection with these sales, the Company entered into agreements containing various representation and warranties about, among other things, the ownership of the loan, the validity of the lien securing the loan, the loan's compliance with any applicable loan criteria established by the GSEs, including underwriting standards and the ongoing existence of mortgage insurance, absence of delinquent taxes or liens against the property securing the loan and the loan's compliance with applicable federal, state, and local laws. These representation and warranties meet the definition of a guarantee under FASB ASC 460. Breaches of these representation and warranties may result in the requirement for the Company to repurchase the mortgage loans or, if the loan has been foreclosed, repurchase the underlying collateral or otherwise make whole or provide other remedies to the GSEs.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(20) COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

The activity in the representation and warranties reserves for the year ended December 31, 2012 was as follows (in thousands):

Year Ended December 31, 2012
Beginning Balance	$12,273
Provision	52,240
Recoveries	436
Charge-offs	(14,287)
Ending Balance	$50,662
We have recently experienced elevated levels of residential mortgage repurchase demands, and we expect these levels to continue. Charge-offs and provision activity for 2011 was not material. During 2012, repurchase demands increased 18.5%. Since June 30, 2012, we have seen a 28% increase in repurchase demands compared to the average of the prior five quarters. The second, third and fourth quarters of 2012 had average repurchase demands of $14.1 million, while the five quarters prior to the first quarter of 2012 had average repurchase demands of $11.0 million. As a result, we have increased our residential mortgage repurchase reserve to $50.7 million at December 31, 2012, resulting in a provision of $52.2 million during 2012. Management believes our repurchase liability appropriately reflects the estimated probable losses on repurchase claims for all loans sold and outstanding as of December 31, 2012. In making these estimates, we consider the losses that we expect to incur over the life of the sold loans.  The representation and warranties reserve is recorded within "Other Liabilities" on the Consolidated Balance Sheet, and the related provision is recorded within "Mortgage Banking Revenue" on the Consolidated Statement of Comprehensive Income.

Other Off-Balance Sheet Risk

Other off-balance sheet risk stems from financial instruments that do not meet the definition of a guarantee as specified in the applicable accounting guidance, and from other relationships which include indemnifications provided in the ordinary course of business and intercompany guarantees.

Restrictions on Cash and Amounts due from Depository Institutions
The Bank is required to maintain certain average reserve balances as established by the Federal Reserve Board. The amounts of those reserve balances at December 31, 2012 and 2011 were $273.8 million and $214.8 million, respectively.
As of December 31, 2012 and 2011, the Company had $488.5 million and $36.7 million of restricted cash primarily related to cash posted as collateral related to derivative agreements and cash restricted for investment purposes.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(20) COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

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

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable of occurring and the amount of loss is estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable of occurring and the amount of loss is estimable, at which time an accrued liability is established with respect to such loss contingency. The Company continues to monitor the matter for further developments that could affect the amount of the accrued liability previously established. For certain legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses. For other matters for which a loss is probable or reasonably possible, such an estimate is not possible. Excluding the matters discussed below, management currently estimates that it is reasonably possible that the Company could incur losses in an aggregate amount of up to approximately $60.0 million in excess of the accrued liability, if any, with it also being reasonably possible that the Company could incur no additional losses in these matters. This estimated range of reasonably possible losses represents the estimate of possible losses over the life of such legal matters, which may span an indeterminable number of years, and is based on information available as of December 31, 2012.

Below describes those matters where it is reasonably possible that the Company will incur a significant loss.

Complaint from Trustee for the Trust PIERS

On December 17, 2010, The Bank of New York Mellon Trust Company, National Association (the “Trustee”) filed a complaint in the U.S. District Court for the Southern District of New York solely as the Trustee for the Trust PIERS under an indenture dated September 1, 1999, as amended, against SHUSA. The complaint asserted that the acquisition by Santander of SHUSA on January 31, 2009, constituted a “change of control” under the Trust PIERS documentation.

If the acquisition constituted a “change of control” under the definitions applicable to the Trust PIERS, SHUSA would be required to pay a significantly higher rate of interest on subordinated debentures of SHUSA held in trust for the holders of Trust PIERS, and the principal amount of the debentures would accrete to $50 per debenture as of the effective date of the “change of control”. There was no “change of control” under the Trust PIERS, among other reasons, if the consideration in the acquisition consisted of shares of common stock traded on a national securities exchange. Santander issued American Depositary Shares ("ADSs") in connection with the acquisition, which were and are listed on the New York Stock Exchange.

The complaint asked the Court to declare that the acquisition of the Company was a "change of control" under the indenture and sought damages equal to the interest that the complaint alleges should have been paid by the Company for the benefit of holders of Trust PIERS.

On December 13, 2011, the Court issued its decision granting the Trustee's motion for summary judgment and denying the Bank's cross-motion. The Court ruled that the term “common stock” used in the indenture's “change of control” provision did not include ADSs and, therefore, a change of control had occurred.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(20) COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Following the December 13, 2011 decision by the Court, at December 31, 2011, SHUSA recorded a reduction of pre-tax income of $344.2 million for the Trust PIERS litigation. Of that total, $70.8 million represented the liability for accrued interest at the rate of 7.41% from January 31, 2009 to December 31, 2011, and the remaining $273.4 million was recorded as Other Expense in the Consolidated Statements of Comprehensive Income and a credit to the debt obligation to accrete the principal amount of each Trust PIERS security to $50.0.

The Court referred the matter of damages to a magistrate judge for an inquest and, on September 12, 2012, the magistrate judge issued a recommendation that the distribution rate on the PIERS be reset at 13.61% per annum for all periods subsequent to January 31, 2009, and that the damages due to the holders of the Trust PIERS should be $305.6 million for the period between January 30, 2009 and June 1, 2012 (interest continued to accrue at a rate of 13.61% on a daily basis until it was paid to the Trust PIERS holders), costs and attorneys' fees in the amount of $3.2 million, and accrued prejudgment interest on the unpaid fees and costs in the amount of $0.1 million.

As a result of the magistrate judge's recommendation on damages, the Company recorded an additional $258.5 million reduction in pre-tax income as of September 30, 2012, and  adjusted the accrual of interest on the Trust PIERS to a rate of 13.61% per annum.

On November 23, 2012, SHUSA entered into a settlement agreement (the “Settlement Agreement”) with the Trustee. The settlement fully and finally resolves all disputes between the Trustee and SHUSA with respect to the complaint filed by the Trustee against the Company.

The Settlement Agreement (i) acknowledges that a “Change of Control” was deemed to have occurred under the indenture as a result of the acquisition by Santander, (ii) provided that the annual rate of interest on the securities in respect of all distributions having a record date after November 15, 2012 would be reset to 12.835%, (iii) required that the Company conduct a tender offer to purchase any and all of the outstanding Trust PIERS, at a purchase price of $78.95 per $50.00 of liquidation amount of Trust PIERS and (iv) provided that the Company may redeem the securities under Section 4(e)(i)(B) of the indenture at any time on or after January 30, 2014. The Settlement Agreement also required the Company to make additional offers to purchase the Trust PIERS within ten (10) trading days of each quarterly distribution on the Trust PIERS after the final settlement date until no Trust PIERS remain outstanding. The price offered in such additional offers will be equal to $78.95 per $50.00 of liquidation amount of Trust PIERS, minus the per share aggregate amount of any distributions made after the completion of any tender offers preceding such additional offer.

See Exhibit 10.4 for the complete settlement agreement.

On November 26, 2012, the Company announced an offer to purchase for cash any and all of its outstanding Trust PIERS (the “Tender Offer”), The Tender Offer expired on December 26, 2012. The Tender Offer was made exclusively to holders of the Trust PIERS. Holders who validly tendered their Trust PIERS received $78.95 per $50.00 liquidation amount of Trust PIERS tendered.

On December 26, 2012, SHUSA completed the Tender Offer. An aggregate liquidation amount of $323.4 million of its Trust PIERS, representing approximately 40.4% of the outstanding aggregate liquidation amount of such securities, were tendered and accepted for purchase. The completion of the Tender Offer resulted in a $47.0 million reduction in pre-tax income during the quarter ended December 31, 2012, which was recognized in loss on debt extinguishment in the Consolidated Statement of Comprehensive Income.

On December 26, 2012, the parties filed a voluntary stipulation of dismissal, and this litigation has concluded.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(20) COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Fabrikant & Sons Bankruptcy Adversary Proceeding

In October 2007, the official committee of unsecured creditors of the debtors, M. Fabrikant & Sons (“MFS”) and a related company, Fabrikant-Leer International, Ltd. (“FLI”), filed an adversary proceeding against Sovereign Precious Metals, LLC (“SPM”), a wholly owned subsidiary of the Bank, and the Bank in the United States Bankruptcy Court for the Southern District of New York. The proceeding seeks to avoid $22.0 million in obligations otherwise due to the Bank (and previously to SPM) with respect to gold consigned to the debtors by the Bank. In addition, the adversary proceeding seeks to recover over $9.8 million in payments made to the Bank by an affiliate of the debtors. Several other financial institutions were named as defendants based upon other alleged fraudulent transfers. The defendants' motions to dismiss were denied in part and allowed in part. Claims remain against the Bank for approximately $33.0 million.

The plaintiff appealed the bankruptcy court's dismissal of its claims, including those claims alleging "actual fraud". On October 1, 2012, the United States District Court for the Southern District of New York affirmed the January 25, 2011 order of the Bankruptcy Court. In November 2012, the plaintiff filed a notice of appeal with the United States Court of Appeals for the Second Circuit. Briefing on the appeal will occur in 2013. The plaintiff's November 2012 appeal has not changed the claim amount against the Bank. No amounts have been accrued related to this matter.

Foreclosure Matters

As of December 31, 2012, the Bank services approximately 146,000 residential mortgage loans, including approximately 3,500 which are in the process of foreclosure. These loans are comprised of loans owned by the Bank and loans serviced for third parties.

The Bank also owns loans that are being serviced by third parties, including approximately 220 loans that are in the process of foreclosure. The average number of residential mortgage and home equity foreclosures initiated monthly for loans serviced by the Bank and Bank-owned loans serviced by third parties was approximately 180 and 225 as of December 31, 2012 and December 31, 2011, respectively.

On April 13, 2011, the Bank consented to the issuance of a consent order by the Bank's previous primary federal banking regulator, the Office of Thrift Supervision (“OTS”), as part of an interagency horizontal review of foreclosure practices at 14 mortgage servicers. The Bank, upon its conversion to a national bank on January 26, 2012, entered into a stipulation consenting to the issuance of a consent order (the "Order") by the OCC, which contains the same terms as the OTS consent order.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(20) COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

•
strengthened its compliance programs to ensure mortgage-servicing and foreclosure operations comply with all applicable legal requirements and supervisory guidance , and assure appropriate policies and procedures are in place for staffing, training oversight, and quality control of those processes;

•
improved its management information systems for foreclosure, loss mitigation and loan modification activities that ensure timely delivery of complete and accurate information to facilitate effective decision-making.

•	centralized governance and management for the originations, servicing and collections in the mortgage business

The Company incurred $24.7 million and $25.5 million of costs in 2011 and 2012, respectively, relating to compliance with the Order.

In addition, the Company paid $0.2 million and $0.9 million of fees in 2011 and 2012, respectively with an additional $0.5 million outstanding at December 31, 2012 related to foreclosure delays.

On January 7, 2013, the Bank and nine other mortgage servicing companies, subject to enforcement actions for deficient practices in mortgage loan servicing and foreclosure processing, reached an agreement in principle with the OCC and the FRB to make cash payments and provide other assistance to borrowers. On February 28, 2013, the agreements were finalized with all ten mortgage servicing companies, including the Bank. Other assistance includes reductions of principal on first and second liens, payments to assist with short sales, deficiency balance waivers on past foreclosures and short sales, and forbearance assistance for unemployed homeowners. As of January 24, 2013, twelve other mortgage servicing companies subject to enforcement action for deficient practices in mortgage loan servicing and foreclosure processes have also reached an agreement with the OCC or the FRB, as applicable.

As a result of the agreement, the participating servicers, including the Bank, would cease the Independent Foreclosure Review, which involved case-by-case reviews, and replace it with a broader framework allowing eligible borrowers to receive compensation in a more timely manner. This arrangement has not eliminated all of the Company's risks associated with foreclosures, as it does not protect the Bank from potential individual borrower claims, class actions lawsuits, actions by state attorneys general, or actions by the Department of Justice.  In addition, all of the other terms of the Order are still in place.

Under the agreement, the Bank will pay $6.2 million into a remediation fund, which will be distributed to borrowers, and engage in mortgage modifications over the next two years in an aggregate principal amount of $9.9 million. In return, the OCC will waive any civil money penalties that may have been assessed against the Bank. The Bank is 0.17% of the total $9.3 billion settlement among the banks and is the smallest participant in the agreement. The total $16.1 million related to the remediation fund and mortgage modifications was recognized in "other expense" in the Consolidated Statement of Comprehensive Income during the fourth quarter of 2012. While the Bank expects to incur additional operating expenses in implementing these standards, it does not currently expect that the impact of these expenses will be material.

Other

Refer to Note 16 for disclosure regarding the lawsuit filed by the Company against the IRS/United States. In addition to the proceedings described above and the litigation described in Note 16 above, the Company in the normal course of business is subject to various other pending and threatened legal proceedings in which claims for monetary damages and other relief are asserted. The Company does not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of such other legal proceedings will have a material effect on its financial position. However, the Company cannot now determine whether or not any claims asserted against it, whether in the proceedings specifically described above, the matter described in Note 16 above, or otherwise, will have a material effect on the its results of operations in any future reporting period, which will depend on, among other things, the amount of any loss resulting from the claim and the amount of income otherwise reported for the reporting period.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(20) COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Leases

The Company is committed under various non-cancelable operating leases relating to branch facilities having initial or remaining terms in excess of one year. Renewal options exist for the majority of these lease agreements.

Future minimum annual rentals under non-cancelable operating leases and sale-leaseback leases, net of expected sublease income, at December 31, 2012, are summarized as follows (in thousands):

	AT DECEMBER 31, 2012
	Lease Payments	Future Minimum Expected Sublease Income	Net Payments
2013	$104,100	$(8,579)	$95,521
2014	95,628	(7,494)	88,134
2015	86,417	(6,211)	80,206
2016	77,257	(5,015)	72,242
2017	66,307	(4,282)	62,025
Thereafter	214,370	(8,401)	205,969
Total	$644,079	$(39,982)	$604,097

The Company recorded rental expense of $125.3 million, $132.3 million and $126.6 million, net of $12.4 million, $13.7 million and $12.5 million of sublease income, in 2012, 2011 and 2010, respectively. These expenses are included in occupancy and equipment expense in the Consolidated Statement of Comprehensive Income. .

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(21) REGULATORY MATTERS

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by such regulatory authorities.

The minimum U.S. regulatory capital ratios for banks under Basel I are 4% for the Tier 1 risk-based capital ratio and 4% for the Tier 1 leverage capital ratio. To qualify as “well-capitalized”, regulators require banks to maintain capital ratios of at least 6% for the Tier 1 risk-based capital ratio, 10% for the total risk-based capital ratio, and 5% for the Tier 1 leverage capital ratio. At December 31, 2012 and 2011, the Bank met the well-capitalized capital ratio requirements.

As a bank holding company, SHUSA is required to maintain a Tier 1 risk-based capital ratio of at least 4%, total risk-based capital ratio of at least 8%, and Tier 1 leverage capital ratio of at least 4%. The Company’s capital levels exceeded the ratios required for bank holding companies.

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

Federal banking laws, regulations and policies also limit the Bank’s ability to pay dividends and make other distributions to the Company. The Bank must obtain prior OCC approval to declare a dividend or make any other capital distribution if, after that dividend or distribution: (1) the Bank’s total distributions to the Company within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years; (2) the Bank would not meet capital levels imposed by the OCC in connection with any order, or (3) if the Bank is not adequately capitalized at the time. In addition, the OCC's prior approval would be required if the Bank’s examination or CRA ratings fall below certain levels or the Bank is notified by the OCC that it is a problem institution or an institution in troubled condition. During the three years following September 30, 2010, the Bank must obtain the written non-objection of the OCC to declare a dividend or make any other capital distribution.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(21) REGULATORY MATTERS (continued)

The following schedule summarizes the actual capital balances of the Bank and SHUSA at December 31, 2012 and 2011:

	REGULATORY CAPITAL
	Tier 1 Leverage Capital Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio	Tier 1 Common Capital Ratio(1)
	($ in thousands)
Sovereign Bank at December 31, 2012:
Regulatory capital	$8,027,173	$8,027,173	$9,310,905	$8,027,173
Capital ratio	10.52%	12.86%	14.92%	12.86%
SHUSA at December 31, 2012:
Regulatory capital	$8,496,977	$8,496,977	$10,116,806	$8,075,995
Capital ratio	10.79%	13.08%	15.57%	12.43%
Sovereign Bank at December 31, 2011:
Regulatory capital	$8,216,477	$8,158,889	$9,430,050	$8,066,237
Capital ratio	11.15%	14.24%	16.45%	14.07%
SHUSA at December 31, 2011
Regulatory capital	$8,233,662	$8,176,074	$9,925,524	$7,496,691
Capital ratio	10.88%	13.75%	16.69%	12.61%

(1)
Ratio presented due to regulators emphasizing the Tier 1 common capital ratio in their evaluation of bank and bank holding company capital levels, although this metric is not provided for in bank regulations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(22) RELATED PARTY TRANSACTIONS

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

The Company has $2.0 billion of public securities consisting of various senior note obligations, trust preferred security obligations and preferred stock issuances. Santander owned approximately 30.1% of these securities as of December 31, 2012.

The Company has entered into derivative agreements with Santander and Abbey National PLC with notional values of $3.8 billion, and $2.4 billion, respectively, as of December 31, 2012, which consist primarily of swap agreements to hedge interest rate risk and foreign currency exposure. As of December 31, 2011, such agreements with Santander and Abbey National PLC had notional values of $3.5 billion and $1.0 billion, respectively.

Santander provides confirmation of standby letters of credit issued by the Bank. During the years ended December 31, 2012 and 2011, the average unfunded balance outstanding under these commitments was $330.7 million and $1.4 billion, respectively. The Bank paid approximately $2.5 million in fees to Santander in the year ended December 31, 2012 in connection with these commitments, compared to $10.5 million in fees in the year ended December 31, 2011 and $12.4 million in the year ended December 31, 2010.

SHUSA has a $500 million line of credit with Santander that was initiated in November 2012. There was no activity in 2012 related to this line of credit.

During the year ended December 31, 2012, the Company paid $0.9 million in rental payments to Santander. There were no material rental payments made in connection with this agreement in 2011 or 2010.

In the ordinary course of business, certain directors and executive officers of the Company became indebted to the Company in the form of loans for various business and personal interests. The outstanding balance of these loans was $6.5 million and $6.2 million at December 31, 2012 and December 31, 2011, respectively.

The Company and its affiliates have entered into various service agreements with Santander and its affiliates. Each of the agreements was made in the ordinary course of business and on market terms. The agreements are as follows:

•
NW Services Co., a Santander affiliate doing business as Aquanima, is under contract with the Bank to provide procurement services, with fees paid in 2012 in the amount of $3.7 million, $3.4 million in 2011 and $2.2 million in 2010. For the year ended December 31, 2011, the Company had payables with NW Services Co. in the amount of $0.3 million. There were no payables in connection with this agreement in 2012.

•
Geoban, S.A., a Santander affiliate, is under contract with the Bank to provide services in connection with debit card disputes and claims support, and consumer and mortgage loan set-up and review, with fees paid in 2012 in the amount of $17.2 million, $15.3 million in 2011 and $9.8 million in 2010. In addition, as of December 31, 2012 and December 31, 2011, the Company had payables with Geoban, S.A. in the amounts of $2.3 million and $0.1 million, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(22) RELATED PARTY TRANSACTIONS (continued)

•
Ingenieria De Software Bancario S.L., a Santander affiliate, is under contract with the Bank to provide information technology development, support and administration, with fees paid in 2012 in the amount of $137.1 million, $113.7 million in 2011 and $121.0 million in 2010. In addition, as of December 31, 2012 and December 31, 2011, the Company had payables with Ingenieria De Software Bancario S.L. in the amounts of $27.9 million and $5.6 million, respectively.

•
Produban Servicios Informaticos Generales S.L., a Santander affiliate, is under contract with the Bank to provide professional services, and administration and support of information technology production systems, telecommunications and internal/external applications, with fees paid in 2012 in the amount of $101.3 million, $82.6 million in 2011 and $58.1 million in 2010. In addition, as of December 31, 2012 and December 31, 2011, the Company had payables with Produban Servicios Informaticos Generales S.L. in the amounts of $5.3 million and $8.0 million, respectively.

•
Santander Back-Offices Globales Mayoristas S.A., a Santander affiliate, is under contract with the Bank to provide logistical support for the Bank’s derivative and hedging transactions and programs. In 2012, fees in the amount of $0.4 million were paid to Santander Back-Offices Globales Mayoristas S.A. with respect to this agreement, compared to fees in the amounts of $0.4 million in 2011 and $0.1 million in 2010. There were no payables in connection with this agreement in 2012 or 2011.

•
Santander Global Facilities (“SGF”), a Santander affiliate, is under contract with the Bank to provide (i) administration and management of employee benefits and payroll functions for the Bank and other affiliates, including employee benefits and payroll processing services provided by third-party vendors through sponsorship by SGF, and (ii) property management and related services. In 2012, fees in the amount of $11.0 million were paid to SGF with respect to this agreement, compared to $10.8 million in 2011 and $10.0 million in 2010. There were no payables in connection with this agreement in 2012 or 2011.

•
Santander Securities LLC, a Santander affiliate, is under contract with the Bank to provide integrated services and conduct broker-dealer activities and insurance services. Fees incurred in 2012 for these services were $3.3 million. Santander Securities collects amounts due from customers on behalf of the Bank and remits the amounts net of fees. As of December 31, 2012, the Company had receivables with Santander Securities LLC in the amount of $3.9 million. There were no fees paid in 2011 and 2010, and no receivables as of December 31, 2011 related to this agreement. There were no payables in connection with this agreement in 2012 or 2011.

In 2010, the Company extended a $10.0 million unsecured loan to Servicios de Cobranza, Recuperacion y Seguimiento, S.A. DE C.V, a subsidiary of Santander Mexico. At December 31, 2011, the principal balance was $2.0 million. There was no principal balance remaining related to this loan as of December 31, 2012.

During the years ended December 31, 2012, 2011 and 2010, the Company recorded income of $0.1 million, $0.0 million and $0.6 million, respectively, and expenses of $27.2 million, $39.8 million and $29.1 million, respectively, related to transactions with SCUSA. In addition, as of December 31, 2012 and December 31, 2011, the Company had receivables and prepaid expenses with SCUSA in the amounts of $59.2 million and $99.1 million, respectively. The activity is primarily related to SCUSA's servicing of certain SHUSA outstanding loan portfolios and dividends paid by SCUSA to SHUSA. Transactions which occurred prior to the SCUSA Transaction, which was effective December 31, 2011, have been eliminated from the Consolidated Statements of Comprehensive Income at December 31, 2011 and 2010 as intercompany transactions.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(23) PARENT COMPANY FINANCIAL INFORMATION

Summarized financial information of the parent company is as follows:

BALANCE SHEET

	AT DECEMBER 31,
	2012	2011
	(in thousands)
Assets
Cash and due from banks	$332,821	$283,251
Available for sale investment securities	39,382	39,382
Loans to non-bank subsidiaries	—	2,000
Investment in subsidiaries:
Bank subsidiary	8,697,439	8,410,362
Non-bank subsidiaries	4,325,650	4,252,195
Equity method investments	2,701,426	2,684,499
Other assets	257,045	302,290
Total assets	$16,353,763	$15,973,979
Liabilities and stockholders’ equity
Borrowings and other debt obligations	$2,568,422	$2,749,643
Borrowings from non-bank subsidiaries	137,600	136,605
Other liabilities	405,739	491,568
Total liabilities	3,111,761	3,377,816
Stockholders’ equity	13,242,002	12,596,163
Total liabilities and stockholders' equity	$16,353,763	$15,973,979

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(23) PARENT COMPANY FINANCIAL INFORMATION (continued)

STATEMENT OF COMPREHENSIVE INCOME

	YEAR ENDED DECEMBER 31,
	2012	2011	2010
	(in thousands)
Dividends from bank subsidiary	$148,747	$—	$—
Dividends from non-bank subsidiaries	35,253	425,762	366,000
Interest income	2,749	3,676	8,256
Income/(expense) from equity method investments (1)	444,326	982,913	(1,246)
Other income	2,018	677	268
Total income	633,093	1,413,028	373,278
Interest expense	162,659	148,937	147,548
Other expense	344,019	376,092	359
Total expense	506,678	525,029	147,907
Income/(loss) before income taxes and equity in earnings of subsidiaries	126,415	887,999	225,371
Income tax (benefit)/provision	(177,105)	307,412	(11,717)
Income/(loss) before equity in earnings of subsidiaries	303,520	580,587	237,088
Equity in undistributed earnings of:
Bank subsidiary	203,735	316,934	677,997
Non-bank subsidiaries	53,980	360,725	144,290
Net income	561,235	1,258,246	1,059,375
Other comprehensive income, net of tax:
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	28,822	(2,744)	32,636
Net unrealized gains recognized on investment securities	72,471	188,720	83,624
Amortization of defined benefit plans	(241)	(10,000)	(581)
Total other comprehensive income	101,052	175,976	115,679
Comprehensive income	$662,287	$1,434,222	$1,175,054

(1)
The activity in these accounts is primarily due to the effects of the SCUSA Transaction. See further discussion in Note 3. In the year ended December 31, 2011, a pre-tax gain of $987.7 million was recognized in Other Income related to the SCUSA Transaction and an equity method investment of $2.65 billion was recognized in Other Assets.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(23) PARENT COMPANY FINANCIAL INFORMATION (continued)

STATEMENT OF CASH FLOWS

	FOR THE YEAR ENDED DECEMBER 31
	2012	2011	2010
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$561,235	$1,258,246	$1,059,375
Adjustments to reconcile net income to net cash provided by / (paid in) operating activities:
Undistributed earnings of:
Bank subsidiary	(203,735)	(316,934)	(677,997)
Non-bank subsidiaries	(53,980)	(360,725)	(144,290)
Stock based compensation expense	3,720	4,054	2,227
Remittance to Santander for stock based compensation	(5,568)	(4,333)	(1,800)
Equity earnings from equity method investments	(444,326)	(987,650)	—
Dividends from equity method investments	477,502	—	—
Other, net	(87,677)	550,541	(361,253)
Net cash provided by / (paid in) operating activities	247,171	143,199	(123,738)
CASH FLOWS FROM INVESTING ACTIVITIES:
Net capital returned from/(contributed to) subsidiaries	(1,765)	806,094	(1,961,634)
Net (increase)/decrease in loans to subsidiaries	2,000	8,000	1,404,300
Cash paid related to the SCUSA Transaction	—	(10,000)	—
Net cash provided by / (used in) investing activities	235	804,094	(557,334)
CASH FLOWS FROM FINANCIAL ACTIVITIES:
Repayment of other debt obligations	(764,383)	(463,740)	(2,203,700)
Net proceeds received from senior notes and senior credit facility	598,242	500,000	1,375,000
Net change in commercial paper	(18,090)	(951,502)	968,355
Net change in borrowings from non-bank subsidiaries	995	566	1,330
Dividends to preferred stockholders	(14,600)	(14,600)	(14,600)
Dividends to non-controlling interest	—	(39,552)	—
Net proceeds from the issuance of preferred stock	—	—	750,000
Net cash provided by/(used in) financing activities	(197,836)	(968,828)	876,385
(Decrease)/Increase in cash and cash equivalents	49,570	(21,535)	195,313
Cash and cash equivalents at beginning of period	283,251	304,786	109,473
Cash and cash equivalents at end of period	$332,821	$283,251	$304,786

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(24) BUSINESS SEGMENT INFORMATION
The Company’s segments are focused principally around the customers the Bank serves. The Company has identified the following reportable segments:

•
The Retail Banking segment is primarily comprised of the branch locations and the residential mortgage business. The branches offer a wide range of products and services to customers, and each attracts deposits by offering a variety of deposit instruments including demand and interest bearing demand deposit accounts, money market and savings accounts, certificates of deposits and retirement savings products. The branches also offer consumer loans, such as home equity loans and lines of credit. The Retail Banking segment also includes business banking loans and small business loans to individuals.

•
The Corporate Banking segment provides the majority of the Company’s commercial lending platforms, such as commercial real estate loans, multi-family loans, commercial and industrial loans and the Company’s related commercial deposits.

•	The Global Banking segment includes businesses with large corporate domestic and foreign clients.

•
The Non-Strategic Assets, formerly known as Specialized Business, segment is primarily comprised of non-strategic lending groups, which include runoff of indirect legacy automobile portfolios, aviation and continuing care retirement communities loans.

•
SCUSA is a specialized consumer finance company engaged in the purchase, securitization and servicing of retail installment contracts originated by automobile dealers and direct origination of retail installment contracts over the internet. As a result of the SCUSA Transaction (see further discussion in Note 3), SCUSA is now accounted for as an equity method investment. As of December 31, 2012, the Company owned approximately 65% of SCUSA. The Company's investment balance in SCUSA as of December 31, 2012 and December 31, 2011 was $2.7 billion.

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

Other income and expenses are directly managed by each business line, including fees, service charges, salaries and benefits, and other direct expenses, as well as certain allocated corporate expenses, and are accounted for within each segment’s financial results. Accounting policies for the lines of business are the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business. Where practical, the results are adjusted to present consistent methodologies for the segments.

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

During the second quarter of 2011, the multi-family and large corporate commercial specialty groups were merged into the Corporate Banking segment from the Non-Strategic Assets segment. Since the Non-Strategic Assets segment had no goodwill allocated to it, this reporting structure change had no impact on the amount of goodwill assigned to other segments. Prior period results were recast to conform to current methodologies for the segments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(24) BUSINESS SEGMENT INFORMATION (continued)

During the first quarter of 2012, the following changes were made within our reportable segments excluding the equity method investment in SCUSA:

•
The allocation of the provision for credit losses to each segment was refined. First, the provision for credit losses recorded for each segment is now based on the net charge-offs of each segment and changes in total reserves allocated to each business segment, instead of changes in specific reserves only. Second, the Company refined the determination of specific reserves related to mortgage TDRs. For management purposes, provisions for TDRs in the Retail Banking segment reflect changes in those specific reserves for each period presented under a consistent methodology. As a result of these changes, provision expense was allocated across segments. Prior period results were recast to conform to current methodologies for the segments.

•
The methodology to allocate general and administrative expenses to each segment was modified. Previously, all general and administrative expenses, including corporate overhead costs, were allocated to the segments for profitability reporting. After the modification, only expenses directly related to each segment are allocated to each segment, and indirect expenses remain in the Other category. This change provides a more accurate representation of each segment's performance. In addition, general and administrative expenses and other expenses were combined to present total expenses, which is representative of how expenses are reviewed by management for each segment. Prior period results were recast to conform to current methodologies for the segments.

•
The Company's funds transfer pricing methodology was modified to better represent the actual costs of funds of the Company, which included adding a liquidity premium to compute an appropriate market participant spread for commercial loans and deposits by analyzing the mix of borrowings available to the Company with comparable maturity periods. Therefore, interest income increased for segments with a surplus of interest and non interest earning deposits and interest expense increased for those segments with a deficit of interest and non interest earning deposits. Prior period results for 2011 have been recast based on our best estimate to conform to current methodologies for the segments. Due to system constraints, results for 2010 have not been recast.

•	The Company began including net gains on the sale of investment securities within fees and other income for each segment. Previously, these gains were excluded from the segment disclosure.

During the first quarter of 2013, the following changes were made within our reportable segments in order to better align management teams and resources with the business goals of the Company and to provide enhanced customer service to our clients:

•
A new business unit called Commercial Banking will merge the Middle Market and Business Banking groups under the Corporate Banking Segment. Currently business banking is included within the Retail Banking segment and Middle Market is included within the Corporate Banking segment. Commercial Banking represents one of the most important untapped growth opportunities for our Bank, and merging these two groups with a clearly delineated geographical emphasis should help us leap forward to exploit its potential.

•
The large Corporate business, currently under the Corporate Banking segment, will become part of the Global Banking segment. This will provide our large corporate clients with direct access to the broader menu of products and services available under the Global Banking platform, both locally and globally.

•
New originations in the automobile loan business will move from the Corporate Banking segment to the Retail Banking segment. The runoff of the existing indirect automobile portfolio will continue to be managed in the Non-Strategic Assets segment. The Commercial Equipment Vehicle Financing (CEVF) business, currently under the Retail Banking segment, will become part of the Corporate Banking segment.

Starting with the Form 10-Q for the first quarter of 2013, prior period results will be recast to conform to the new composition of the reportable segments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(24) BUSINESS SEGMENT INFORMATION (continued)

The following tables present certain information regarding the Company’s segments. All balances are presented in thousands.

For the Year Ended			Global Banking	Non-Strategic Assets
December 31, 2012	Retail(2)	Corporate			Other(7)	Equity method investment in SCUSA	Total
Net interest income	$818,862	$446,660	$98,996	$40,805	$268,800	$—	$1,674,123
Total non-interest income	431,369	80,593	46,986	14,143	118,933	447,572	1,139,596
(Release) / provision for credit losses	275,264	191	13,367	14,908	89,070	—	392,800
Total expenses	886,660	122,420	34,680	25,334	897,038	—	1,966,132
Income/(loss) before income taxes	88,307	404,642	97,935	14,706	(598,375)	447,572	454,787

Intersegment revenue(1)	(60,899)	(410,348)	(49,189)	(53,291)	573,727	—	—
Total average assets(6)	$25,033,861	$21,527,098	$5,662,783	$1,500,154	$29,320,780	$—	$83,044,676

For the Year Ended			Global Banking	Non-Strategic Assets
December 31, 2011	Retail(3)	Corporate			Other(4)(7)	SCUSA	Total
Net interest income	$836,243	$408,810	$47,666	$63,445	$323,335	$2,185,315	$3,864,814
Total non-interest income	415,368	77,202	29,213	16,546	1,002,969	440,525	1,981,823
Provision for credit losses(5)	240,554	160,674	21,990	77,414	98	819,221	1,319,951
Total expenses	830,616	109,431	13,263	29,273	823,191	554,387	2,360,161
Income/(loss) before income taxes	180,441	215,907	41,626	(26,696)	503,015	1,252,232	2,166,525

Intersegment revenue(1)	(93,786)	(471,219)	(18,911)	(101,526)	685,442	—	—
Total average assets(6)	$24,753,211	$20,752,207	$3,412,911	$2,558,369	$24,785,956	$15,815,394	$92,078,048

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(24) BUSINESS SEGMENT INFORMATION (continued)

For the Year Ended			Global Banking	Non-Strategic Assets
December 31, 2010	Retail(3)	Corporate			Other(7)	SCUSA	Total
Net interest income	$719,676	$459,538	$26,208	$114,272	$323,505	$1,755,440	$3,398,639
Total non-interest income	465,321	69,007	11,388	30,519	181,023	245,598	1,002,856
Provision for credit losses	269,130	314,552	6,492	140,595	8,032	888,225	1,627,026
Total expenses	766,605	110,468	11,203	29,320	441,130	396,758	1,755,484
Income/(loss) before income taxes	149,262	103,525	19,901	(25,124)	55,366	716,055	1,018,985

Intersegment revenue(1)	(181,645)	(424,629)	(4,714)	(155,585)	766,573	—	—
Total average assets	$23,306,560	$20,413,154	$1,846,742	$4,303,017	$23,014,638	$11,959,260	$84,843,371

(1)	Intersegment revenue represents charges or credits for funds used or provided by each of the segments and are included in net interest income.

(2)
Income/(loss) before income taxes reflects the impact of two main items, Chapter 7 bankruptcy loans described in Note 5 and GSE reserves that have been fully allocated to the Retail Banking reportable segment.

(3)
The Retail Banking segment fees and other income includes residential servicing rights impairments of $42.5 million for 2011, compared to a decrease in impairments of $24.6 million for 2010. See Note 9 for further discussion of these items.

(4)	In 2011, fees and other income in the Other category included a $987.7 million gain related to the SCUSA Transaction.

(5)
In certain circumstances, Specific Valuation Allowances ("SVAs") were permitted to be used instead of partial charge-offs by the OTS, the Company's former regulator. The OCC does not permit the establishment of SVAs. Accordingly, the Bank charged off $103.7 million of mortgage loans during the third quarter of 2011. These charge-offs did not have an impact on the results of operations for the segment or in consolidation.

(6)	Average assets for Other in 2012 includes a full year of equity investment in SCUSA, while average assets in 2011 only included one day of the investment.

(7)
Other is not considered a segment and includes earnings from the investment portfolio, interest expense on the Bank’s borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A - CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2012. Based on that evaluation, the Company's Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of December 31, 2012.

Management's Report on Internal Control over Financial Reporting

Information required by this item is set forth in Report of Management's Assessment of Internal Control Over Financial Reporting, which is incorporated by reference into this item.

Attestation Report of Independent Registered Public Accounting Firm

Information required by this item is set forth in Report of Independent Registered Public Accounting Firm, which is incorporated by reference into this item.

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

ITEM 9B - OTHER INFORMATION

Correction of Errors

Proceeds from sales and purchases of other investments within Investing Activities, and borrowings and repayments of Federal Home Loan Bank (FHLB) advances in Financing Activities, are being presented gross in the current period. The Company has corrected the prior years' presentations which netted these items. These changes had no effect on previously presented net cash flows from Investing or Financing Activities. The effects of these restatements on the unaudited Consolidated Statement of Cash Flows for the three-month period ended March 31, 2012, six-month period ended June 30, 2012 and nine-month period ended September 30, 2012 are as follows:

	Three-Month Period Ended March 31, 2012	Six-Month Period Ended June 30, 2012	Nine-Month Period Ended September 30, 2012
	(in thousands)
Investing Activities

As currently presented:
Net change in other investments	$(355,867)	$(436,367)	$(473,167)
As restated:
Proceeds from sales of other investments	27,768	27,768	39,268
Purchases of other investments	(383,635)	(464,135)	(512,435)

Financing Activities

As currently presented:
Net change in wholesale borrowings	$284,342	$2,384,780	$1,767,031
As restated:
Net change in wholesale borrowings	289,755	2,391,522	1,775,703
Proceeds from FHLB advances	500,000	500,000	1,000,000
Repayments of FHLB advances	(505,333)	(505,333)	(1,005,333)

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of SHUSA
Jose Antonio Alvarez — Age 53. Mr. Alvarez was appointed to SHUSA's Board in 2012. He is the Executive Vice President of Financial and Investor Relations for Santander. He previously served as Head of Finance Management of Santander from 2002 to 2012. He previously served as Financial Management Manager/ Financial Director at BBVA from 1999 to 2002 and as Financial Director of Corporacion Bancaria de Espaar, S.A. (Argentina) from 1995 to 1999. Mr.Alvarez is a member of the Board of Directors of Bolsas y Mercados Espaados (BME), the operator of all stock markets and financial systems in Spain. He brings significant financial expertise to the Board.
Gonzalo de Las Heras — Age 73. Mr. de Las Heras was appointed to the SHUSA and Bank Boards in 2006, and is a member of the Bank’s CRA Committee. He is Chairman of Santander Bancorp, Puerto Rico; Banco Santander International, Miami; Santander Bank and Trust Limited, Bahamas; Banco Santander (Suisse) and SCUSA. Mr. de Las Heras joined Banco Santander in 1990, and served as Executive Vice President supervising Banco Santander's business in the United States until October 2009, when he retired. Prior to joining Santander, Mr. de Las Heras held various positions at J.P. Morgan, most recently as Senior Vice President and Managing Director heading its Latin American division. He also served as a Director of First Fidelity Bancorporation until its merger with First Union, and, from 1993 to 1997, Mr. de Las Heras served on the New York State Banking Board. He is a director and past chairman of the Foreign Policy Association and a trustee and past chairman of the Institute of International Bankers. Mr. de Las Heras has a law degree from the University of Madrid, and as a Del Amo Scholar pursued postgraduate studies in Business Administration and Economics at the University of Southern California.
Mr. de Las Heras brings extensive leadership and financial services expertise to the Board, having served as Executive Vice President supervising Santander's U.S. business until October 2009, when he retired, and currently serving on the Boards of several of the Santander Group's affiliates. His experience also includes several positions with J.P. Morgan, as well as director positions with First Fidelity Bancorporation, the Foreign Policy Association and the New York State Banking Board, and a trustee position with the Institute of International Bankers.
Thomas Dundon — Age 41. Mr. Dundon was appointed to the SHUSA Board in 2011 and served on the Bank's Board from April 2011 to January 2012. He is the Chief Executive Officer of SCUSA, has served in that role since 2006, and is a member of SCUSA’s Board of Directors. He is also chairman of the non-profit Santander Consumer USA Inc. Foundation. Mr. Dundon previously served as the Executive Vice President of Servicing for Drive Financial Services (now SCUSA) from 2000 to 2005.
Mr. Dundon brings extensive leadership experience and industry knowledge to the Board, and is an expert on consumer finance, especially on automobile loan financing.
Stephen A. Ferriss — Age 67. Mr. Ferriss was appointed to the SHUSA and Bank Boards in 2012, and serves as the Chairman of the SHUSA and Bank Audit Committees and is a member of the Bank's Bank Secrecy Act/Anti-Money Laundering Oversight Committee. He is a Board member of Management Consulting Group PLC, London, a publicly traded company on the London Stock Exchanges and has served as chairman of its Audit and Nominations Committee from 2006 to the present. He also has served as a Board member of Iberchem in Madrid Spain from 2007 to the present, and previously served as a Board member of Santander Bancorp and Banco Santander Puerto Rico from 2002 to 2010 and as a member of the Audit Committee of those companies and of the Boards of Seda Cereales and Seda Solubles, privately-owned Spanish companies, from 2004 to 2010. He previously served as President and Chief Executive Officer of Santander Central Hispano Investment Services, Inc. (from 1999 to 2002) and held various roles at Bankers Trust (now Deutsche Bank Alex. Brown), including managing director and partner of the Bankers Trust Global Investment Bank in London and New York. Mr. Ferriss brings extensive global experience to the Board as a result of these positions.
Jose Maria Fuster — Age 54. Mr. Fuster was appointed to SHUSA's Board in 2012. He is the Managing Director of Technology and Operations for Santander and a member of the Executive Committee of Santander. Additionally, he serves on the Boards of several other companies in the Santander Group. He joined Banesto as a Product Manager in 1988 and the Santander Group in 1994. Mr. Fuster previously worked for Citibank, NatWest, IBM and Arthur Andersen. He brings extensive experience in operations and information technology to the Board.

Carlos Garcia — Age 41. Mr. Garcia was appointed to the SHUSA and Bank Boards in 2012. He is a Senior Executive Vice President and the Chief of Staff, Chief of Corporate Affairs and Communications Officer for SHUSA and the Bank and is a member of SHUSA's and the Bank's Management Executive Committees. Mr. Garcia also serves on the Bank’s CRA Committee. Prior to joining the Company in 2011, he was appointed by the Governor of Puerto Rico as Chairman of the Board, President and Chief Executive Officer of the Government Development Bank for Puerto Rico and served in that capacity from 2009 to 2011. Mr. Garcia joined the Santander Group in 1997 and for 11 years held a series of executive roles, including as President of Banco Santander Puerto Rico and Senior Executive Vice President and Chief Operating Officer of Santander Bancorp. Prior to that, he served as President, Chief Executive Officer and Vice Chairman of the Board of Directors of Santander Securities Corporation. He is a member of the Board of Directors of the FHLB of Pittsburgh, a member of the administrative committee of Santander Securities, LLC and a director of the Make-A-Wish Foundation of Massachusetts and Rhode Island.
Mr. Garcia brings extensive global experience to the Board, both in the private and public sector, having served 19 years in the financial services industry, including as Chairman of the Board, President and Chief Executive Officer of the Government Development Bank for Puerto Rico, Chairman of the Puerto Rico Fiscal Restructuring and Stabilization Board, and an elected member of the Board of Directors of the Federal Home Loan Bank of Pittsburgh. He also is in charge of regulatory affairs and governance for Santander in the United States.
Jerry Grundhofer — Age 68. Mr. Grundhofer was appointed Chairman of the Boards of SHUSA and the Bank in 2011 and is the Chairman of the Executive Committees of SHUSA and the Bank and is the Chairman of the Bank's Bank Secrecy Act/Anti-Money Laundering Oversight Committee. Mr. Grundhofer served as Chairman of the Board of Citibank, as well as a member of the Board of Directors of Citigroup, from March 2009 to June 2011. He previously served as a Director of Lehman Brothers Holdings from 2008 to 2009, is Chairman Emeritus of U.S. Bancorp, and served as Chairman of the Board of that company from 2002 to 2008. He also served as President and Chief Executive Officer of U.S. Bancorp from its merger with Firstar Corporation in February 2001 until 2004, and continued as Chief Executive Officer until December 2006. Mr. Grundhofer also serves on the Board of Directors of Ecolab in Minneapolis, Minnesota and as President of the Jerry A. and Kathleen A. Grundhofer Foundation.
Mr. Grundhofer is a seasoned banker, and brings extensive leadership experience to the Board of Directors in all aspects of retail and commercial banking, including risk management, financial reporting, compensation and regulatory compliance. His lengthy career in the commercial banking industry includes serving as Chairman and Chief Executive Officer of U.S. Bancorp and its predecessors, Firstar and Star Banc Corporation, as well as serving on the Boards of several publicly-traded companies, including Citigroup, Citibank, N.A., U.S. Bancorp and the Midland Company Inc.
John P. Hamill — Age 72. Mr. Hamill was appointed to the SHUSA and Bank Boards in 2010, and currently serves as Chairman of the Bank's CRA Committee and as a member of its Oversight Committee. He joined the Bank in 2000 as Chairman and Chief Executive Officer of its New England division, and served as Chairman of that division until 2010. Prior to 2000, Mr. Hamill was President of Fleet National Bank Massachusetts, President of Shawmut Bank, and President and Chief Executive Officer of Banc One Trust Company. He served as a director of Liberty Mutual Holding Company, Inc., a holding company for the family of Liberty Mutual Group insurance companies from 2001 to 2012 and served on its Compensation Committee. He is Chairman of the Board of Advisors of the Carroll School of Management at Boston College, Chairman of the Board of Advisors at the College of the Holy Cross, Overseer of the Boston Symphony Orchestra, and a member of the Advisory Board for the Salvation Army of Massachusetts. He has served in the banking industry for over 45 years, and brings a wealth of experience in the financial services industry to the Board.

Marian Heard — Age 72. Mrs. Heard was elected to the SHUSA and Bank Boards in 2004. She currently serves as Chairperson of the Compensation Committees and as a member of the Audit Committees of SHUSA and the Bank. She has served as the President and Chief Executive Officer of Oxen Hill Partners, which specializes in leadership development programs, since 2004. She also has served as a director of CVS Caremark Corporation, a publicly-held corporation listed on the New York Stock Exchange and the largest retail pharmacy in the United States, since 1999, has served on its Audit and Nominating and Corporate Governance Committees since 2000 and is a member of its Management and Planning Committee; and as a director of Liberty Mutual Holding Company, Inc. since 1994 and is a member of its Audit Committee and Chair of its Nominating and Corporate Governance Committee. She also served on the Board of BioSphere Medical, Inc., which specializes in certain bioengineering applications, from 2006 to 2010, and was a member of its Compensation Committee; as a director of Blue Cross and Blue Shield of Massachusetts from 1992 to 2011, chairing its Compensation Committee and serving on its Finance Committee; and as a director of Fleet Bank of Massachusetts from 1992 to 1998, and subsequently Fleet Financial Corporation from 1998 until 2004. She was appointed President and Chief Executive Officer of the United Way of Massachusetts Bay and Chief Executive Officer of the United Way of New England in February 1992, serving until 2004, and serves as a director and vice chairman of MENTOR/National, a director of the Points of Lights Institute, and a trustee of the Dana Farber Cancer Institute. Mrs. Heard brings extensive leadership experience to the Board, having served in both the for-profit and not-for-profit communities.
Jorge Moran — Age 48. Mr. Moran was appointed President and Chief Executive Officer of SHUSA and the Bank in 2012, and serves on the SHUSA and Bank Boards. He also is the Chairman of SHUSA's and the Bank's Management Executive Committees, Chairman of the Bank's Oversight Committee, and a member of SHUSA's and the Bank's Executive, Board Enterprise Risk, and Compensation Committees as well as the Bank's CRA Committee and Bank Secrecy Act/Anti-Money Laundering Committee. He was appointed a member of the Board of Directors of SCUSA in 2011. Prior to joining SHUSA, Mr. Moran was a Senior Executive Vice President of Banco Santander, head of its Global Insurance Division, and a member of the Santander Group Global Insurance Division. He also held a number of other executive management positions within the Santander Group, including Chief Operating Officer and Head of Asset Management of Santander UK PLC, Santander's U.K. affiliate, and, from 2005 to 2008, was a member of that bank's Board of Directors. Before joining Santander, Mr. Moran was Chief Executive Officer of Morgan Stanley for Spain and Portugal, and a partner of AB Asesores, a brokerage and asset management company. He also served as a director of marketing for NatWest (now a unit of the Royal Bank of Scotland) and for Citibank in Spain. Mr. Moran is a member of the Supervisory Board of The Clearing House and of the Advisory Boards of the Yale University, Jackson Institute and the Columbia University School for International Public Affairs. He brings extensive international financial services experience to the Board.
Alberto Sanchez — Age 48. Mr. Sanchez was reappointed to the SHUSA and Bank Boards in January 2009 and is a member of SHUSA's Management Executive Committee. He previously served on those Boards from March 2007 to October 2008. He is Head of Strategy and Specialty Finance of the U.S. for Santander. Since 1997, Mr.Sanchez has held the following positions within the Santander organization: Head of Equity Research; Head of Latin American Equities; and Head of Spanish Equities and Macroeconomics Research. He serves as a Director and Vice Chairman of SCUSA. He also serves as a Director of the Greenwich Village Orchestra and as a Director of the Brooklyn Academy of Music. Mr. Sanchez brings significant global experience and financial services and investment expertise to the Board.
Wolfgang Schoellkopf — Age 80. Mr. Schoellkopf was appointed to the SHUSA and Bank Boards in 2009, and currently serves as Chairman of the Board Enterprise Risk Committees, a member of the Executive, Compensation, and Audit Committees of the SHUSA and Bank Boards and a member of the Bank Secrecy Act/Anti-Money Laundering Oversight Committee and the Oversight Committee of the Bank. From 2004 to 2008, Mr. Schoellkopf served as the Managing Partner of Lykos Capital Management, LLC, a private equity management company. Prior to that, he served as the General Manager of Bank Austria Group's U.S. operations from 2000 to 2002. In 1997, Mr. Schoellkopf was elected a director of Sallie Mae Corporation, a leading provider of student loans, and currently serves as its Lead Independent Director. He served as a chairman of its Compensation Committee from 2007 to 2012. From 2009 to 2010, Mr. Schoellkopf served as director of BPW Acquisition Corporation and, since 2010, he has served on the Board of The Bank of N.T. Butterfield & Sons, Ltd. in Bermuda. In these positions, as well as his previous service as Chief Financial Officer of First Fidelity Incorporated, Mr. Schoellkopf has served a leadership role in the banking industry, which includes investment and international experience and enables him to assist the Board in overseeing all aspects of SHUSA's and the Bank's financial operations.

Juan Andres Yanes — Age 51. Mr. Yanes was appointed to the SHUSA and Bank Boards in 2009, and currently serves as a member of the Executive and Board Enterprise Risk Management Committees of SHUSA and the Bank and the Bank's CRA and Oversight Committees. Mr. Yanes has served as the Chief Compliance and Internal Controls Officer for SHUSA and the Bank since 2011, and previously served as the Chief Executive Officer of Santander's New York operations and as Global Head of Risk Management for Santander. He is a member of SHUSA's and the Bank's Management Executive Committees, a director of SCUSA and of Banco Santander International and currently serves as the chairman of the Audit Committees for both entities. He is a director and secretary of the Institute of International Bankers. Mr. Yanes brings extensive risk and compliance experience to the Board.
Executive Officers of SHUSA
Certain information, including principal occupation during the past five years, relating to the executive officers of SHUSA as of the date of this filing is set forth below:
Juan Carlos Alvarez — Age 42. Mr. Alvarez has served as SHUSA's and the Bank's Executive Vice President and Corporate Treasurer since 2009, and is a member of SHUSA's and the Bank's Management Executive Committees. He was appointed a member of the Board of Directors of SCUSA in 2011. Previously, he served as Global Head of Treasury and Investments for Santander International Private Banking Unit from 2006 to 2009 and Head of Treasury and Investments for Santander Suisse from 2000 to 2006. Mr. Alvarez is a Chartered Financial Analyst.
Juan Davila — Age 43. Mr. Davila was appointed Senior Executive Vice President and Chief Risk Management Officer of the Bank in 2009, and is a member of SHUSA and the Bank's Management Executive Committees. Prior to his appointment as Chief Risk Management Officer, Mr. Davila held an executive position in the Bank's Risk Management Group from 2007 to 2009, and before that he served as Chief Risk Officer of Santander's Puerto Rico operations, responsible for all credit and market risk exposure of the holding company and its subsidiaries, and was head of its Credit Committee, leading a team of more than 125 employees comprising credit, monitoring, market risk, credit policy and risk infrastructure.
Carlos Garcia — Age 41. For a description of Mr. Garcia's business experience, please see “Directors of SHUSA” above.

Donna Howe — Age 54. Ms. Howe was appointed Senior Executive Vice President and Chief Risk Officer of SHUSA and the Bank in 2012, and is an observer of SHUSA's and the Bank's Management Executive Committees. She previously served as the Chief Risk Officer of Investment Risk for the Hartford Financial Group, was the founder of Windbeam Risk Advisory and served as the Global Hedge Fund Risk Manager/Managing Director with UBS AG in Stamford, Connecticut from 2007 to 2009, Chief Risk Officer with Angelo, Gordon and Co. from 2002 to 2007, and Chief Risk Officer with ABN-AMRO Bank from 1997 to 2002. She is a member of the Board of Directors of the Global Association of Risk Professionals and a Chartered Financial Analyst.
Nuno G. Matos — Age 45. Mr. Matos has served as Senior Executive Vice President and Managing Director of Retail Business Development and Small Market Banking for SHUSA and the Bank since 2009, and was appointed Managing Director of Retail Banking in 2011. He served on the Board of Directors of SHUSA from March 2009 to 2012, has served on the Board of Directors of the Bank since 2009, and is a member of the Bank's Management Executive, Board Enterprise Risk and CRA Committees. He was appointed a member of the Board of Directors of SCUSA in 2012. Prior to joining SHUSA, Mr. Matos held a number of senior executive management positions for the Santander Group in Europe and South America, including as head of cards and merchant business for Santander's Brazil operations from 2002 to 2009.
David Miree — Age 45. Mr. Miree joined the Bank in January 2011 as Executive Vice President and Managing Director of Retail Network and is a member of the Bank's Management Executive Committee. Prior to joining the Bank, he worked for Wells Fargo as Executive Vice President and Regional President for Greater Pennsylvania from May 2008 to December 2010, and as Senior Vice President and State Banking Executive of Chevy Chase Bank from February 2003 to May 2008.
Edvaldo Morata — Age 49. Mr. Morata was appointed Senior Executive Vice President and Managing Director of Corporate Banking for SHUSA and the Bank in 2010, and previously served as Chief of Staff from 2009 to 2011. He is a member of the Bank's Management Executive Committee. He served as Santander's Chief Executive for Asia in Hong Kong from 2008 to 2009, and Managing Director of Private Banking in Brazil from 2005 to 2007 and Asset Management in Brazil from 2001 to 2007. He was also a member of the Executive Committee of Santander's Brazil operations, and held a number of other executive management positions on behalf of the Santander Group. Before joining Santander, Mr. Morata worked for a number of other financial institutions, including American Express, ING and Citibank. He serves as a member of the Board of Directors of the Greater Boston Chamber of Commerce and the Private Industry Council, is a member of the Board of Trustees of the Cluff Fund, and is a member of the Board of Overseers of the Boys and Girls Club of Boston.
Jorge Moran — Age 48. For a description of Mr. Moran's business experience, please see “Directors of SHUSA” above.

Federico Papa — Age 42. Mr. Papa was appointed the Managing Director of Global Banking and Markets in 2011, and is a member of the Bank's Management Executive Committee and is a director of Santander Investment Securities. He served as Managing Director and Head of Global Transaction Banking in Europe for Santander from 2008 to 2011, and Head of Trade, Export and Global Commodity Finance from 2007 to 2008.
Christopher K. Pfirrman — Age 53. Mr. Pfirrman has served as SHUSA's and the Bank's Executive Vice President and General Counsel since 2012. He has been employed by the Bank since 2000 and most recently served as SHUSA's and the Bank's Senior Vice President and Deputy General Counsel. Mr. Pfirrman serves as a member of the Association Board of The Clearing House.
Juan Guillermo Sabater — Age 44. Mr. Sabater was appointed as Senior Executive Vice President and Chief Financial Officer of SHUSA and the Bank in 2009. He also is a member of SHUSA and the Bank's Management Executive Committees. Mr. Sabater has 19 years of experience in the banking industry, all with the Santander Group. Prior to joining the Bank, Mr. Sabater served as a Chief Financial Officer in Grupo Santander's Chile operations from 2006 to 2009, and as Controller of Grupo Santander's Consumer Finance Division in Spain from 2003 to 2006.
Francisco J. Simon — Age 41. Mr. Simon was appointed as Senior Executive Vice President and Chief Human Resources Officer for SHUSA and the Bank in 2009, and is a member of SHUSA and the Bank's Management Executive Committees. Prior to joining the Bank, Mr. Simon worked in the human resources areas of other Santander affiliates. From 2008 to 2009, he was Director of Human Resources for Santander's New York operations; from 2003 to 2008, he was Director of Human Resources for Banco Santander Suisse; and from 2000 to 2003, he served as Coordinator of Human Resources for Santander International Private Banking Groups. Mr. Simon received his law degree from San Pablo University, where he specialized in Finance, Labor Law and Criminology.

Eduardo J. Stock — Age 50. Mr. Stock was appointed to the Bank's Board in 2012, has served as the Senior Executive Vice President and Managing Director of the Bank's Manufacturing Group since 2009, and is a member of SHUSA and the Bank's Management Executive Committees. He served as head of Information Technology and Operations for Banco Santander Totta and President of Isban Portugal from 2008 to 2009. He is currently a non-executive Board member of Banco Santander Totta.
Juan Andres Yanes — Age 51. For a description of Mr. Yanes' business experience, please see “Directors of SHUSA” above.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires SHUSA's officers and directors, and any persons owning ten percent or more of SHUSA's common stock or any class of SHUSA's preferred stock, to file in their personal capacities initial statements of beneficial ownership, statements of changes in beneficial ownership and annual statements of beneficial ownership with the SEC with respect to their ownership of securities of SHUSA. Persons filing such beneficial ownership statements are required by SEC regulation to furnish SHUSA with copies of all such statements filed with the SEC. The rules of the SEC regarding the filing of such statements require that “late filings” of such statements be disclosed by SHUSA. Based solely on SHUSA's review of copies of such statements received by it, and on written representations from SHUSA's directors and officers that no annual statements of beneficial ownership were required to be filed by such persons, SHUSA believes that all such statements were timely filed in 2012. Since Santander's acquisition of SHUSA, none of the filers has owned any of SHUSA's common stock or shares of any class of SHUSA's preferred stock.
Code of Ethics
SHUSA adopted a Code of Ethics that applies to the Chief Executive Officer and senior financial officers (including the Chief Financial Officer and Chief Accounting Officer of SHUSA and the Bank). SHUSA undertakes to provide to any person without charge, upon request, a copy of such Code of Ethics by writing to the Investor Relations Department, Santander Holdings USA, Inc., 75 State Street, Boston, Massachusetts 02109.
Procedures for Nominations to the SHUSA Board
As noted elsewhere in this Form 10-K, on January 30, 2009, SHUSA became a wholly-owned subsidiary of Santander. Immediately following the effective time of the Santander transaction, because Santander is the sole shareholder of all of SHUSA’s outstanding voting securities, SHUSA's Board no longer has a formal procedure for security holders to recommend nominees to SHUSA's Board.
Matters Relating to the Audit Committee of the Board
Mr. Ferriss was appointed Chairman of the Audit Committee in 2012. Mr. Schoellkopf served as Chairman of the Audit Committee from 2010 to 2012. Mr. Schoellkopf and Mrs. Heard are also members of the Audit Committee. The Board of Directors has determined that Messrs. Schoellkopf and Ferriss and Mrs. Heard qualify as audit committee financial experts for purposes of the SEC's rules.

ITEM 11 - EXECUTIVE COMPENSATION
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
For 2012, our named executive officers were:

•	Jorge Morán, our President and Chief Executive Officer;

•	Guillermo Sabater, our Chief Financial Officer;

•	Nuno Matos, our Managing Director-Retail Banking;

•	Juan Yanes, our Chief Executive of Compliance and Internal Control; and

•	Edvaldo Morata, our Managing Director-Corporate Banking

General Philosophy and Objectives
The fundamental principles that Santander and we follow in designing and implementing compensation programs for the named executive officers are to:

•	attract, motivate, and retain highly skilled executives with the business experience and acumen necessary for achieving our long-term business objectives;

•	link pay to performance;

•	align, to an appropriate extent, the interests of management with those of Santander and its shareholders; and

•	use our compensation practices to support our core values and strategic mission and vision.

Santander aims to provide a total compensation package that is comparable to that of similar financial institutions in the country in which the executive officer is located. Within this framework, Santander considers each component of each named executive officer's compensation package independently, that is, Santander does not evaluate what percentage each component equals with respect to the total compensation package.
In general, Santander took into account individual performance, level of responsibility, and track record within the organization in setting each of the named executive officer's compensation for 2012.
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

Since we are a wholly owned subsidiary of Santander and do not hold public shareholder meetings, we do not conduct shareholder advisory votes.

The Parties Involved in Determining Executive Compensation
The Role of Our Compensation Committee
As of the date of the filing of this Annual Report on Form 10-K, our Compensation Committee included Messrs. Morán and Schoellkopf and Ms. Heard, who is the Committee chair. Our Compensation Committee has the responsibility of, among other things:

•	reviewing the terms of our incentive compensation programs, including the Executive Bonus Program in which our named executive officers participate;

•
reviewing and approving the risk assessment process to be utilized by our Compensation Risk Mitigation Committee (which we describe below) in connection with our incentive compensation programs, including the Executive Bonus Program;

•
monitoring the performance and regularly reviewing the design and function of the incentive compensation programs, including the Executive Bonus Program, to assess whether the overall design and performance of such programs are consistent with the Company's safety and soundness and do not encourage employees, including our named executive officers, to take excessive risk;

•	reviewing amounts paid under the incentive compensation programs, including the Executive Bonus Program;

•
overseeing the administration of our qualified retirement plan under which all eligible employees can participate, including the named executive officers, as well as certain deferred compensation plans; and

•
approving our affirmative action plan and reviewing, at least annually, the Company's hiring, termination, compensation, and other employment practices as they relate to the Company's affirmative action plan.

The fundamental authority and responsibilities of our Compensation Committee in 2012 with respect to compensation matters related to the named executive officers was to:

•	evaluate the standards of the Executive Bonus Program against the guidance issued by the regulatory authorities applicable to us;

•	review the incentive compensation proposed to be granted to our named executive officers; and

•	approve any required reports on executive compensation for inclusion in our filings with the SEC, including this Annual Report on Form 10-K.

Our Compensation Committee met six times in 2012.

The Role of Santander's Evaluation and Bonus Committee
Santander's Evaluation and Bonus Committee has the authority and responsibility to oversee the performance management reviews, and to prepare the bonus pools for management to present to Santander's Appointments and Remuneration Committee. Santander's Evaluation and Bonus Committee also approves individual bonus awards that Santander's Board does not ultimately approve.

The Role of Santander's Appointments and Remuneration Committee
Santander's Appointments and Remuneration Committee has the authority and responsibility to, among other things, present to Santander's Board the compensation of Santander's senior executives, which group includes each of the named executive officers.
The Role of Santander's Board of Directors
Santander's Board of Directors approves the compensation of certain of Santander's management, including our named executive officers. Santander's Board has delegated certain of its powers and responsibilities to its Executive Committee.

The Role of our Management
In 2010, we established a management advisory and consultation committee, which we call the Compensation Risk Mitigation Committee, to among other purposes, oversee our incentive compensation programs and make presentations to our Compensation Committee with respect to our incentive compensation programs. A key responsibility of our Compensation Risk Mitigation Committee is to review our incentive compensation programs to ensure the programs do not incentivize excessive risk and make recommendations to our Compensation Committee in accordance with applicable law. The Compensation Risk Mitigation Committee is chaired by our Chief Human Resources Officer and met six times in 2012.
Our management also played a role in other parts of the compensation process with respect to the named executive officers in 2012. Mr. Morán generally performed (or delegated to our human resources department) management's responsibilities (except with respect to his own compensation) in accordance with the rules set forth by Santander. The most significant aspects of management's role in the compensation process were presenting, and recommending for approval, salary and bonus recommendations for the named executive officers to Santander's Evaluation and Bonus Committee and, with respect to Messrs. Morán and Yanes, Santander's Appointments and Remuneration Committee and presented the proposed bonus recommendations to our Compensation Committee for its review.
None of the named executive officers determined or approved any portion of their compensation for 2012.
The Role of Outside Independent Compensation Advisors
Santander's Appointments and Remuneration Committee engaged Towers Watson to assist in setting fixed and variable compensation for Santander's worldwide employees. In addition, Santander's human resource department engaged ORC Worldwide to assist it in determining possible salary adjustments for expatriate employees, including the named executive officers, as we describe below. ORC Worldwide provided data on the compensation of expatriate employees of other global financial institutions.
We did not separately engage a compensation consultant for 2012.

Components of Executive Compensation
For 2012, the compensation that we paid to our named executive officers consisted primarily of base salary and short‑ and long-term incentive opportunities, as we describe more fully below. In addition, the named executive officers are eligible for participation in company-wide benefits plans, and we provide the named executive officers with certain benefits and perquisites not available to the general team member population but that are, in accordance with Santander's International Mobility policy. In general, Santander's objective in establishing its International Mobility Policy is to permit all expatriate employees, which include the named executive officers, to maintain on an equal basis the same standard of living that they were accustomed to in the employee's originating country.
Base Salary
Base salary represents the fixed portion of the named executive officers' compensation and we intend it to provide compensation for expected day-to-day performance. The base salaries of the named executive officers were generally set in accordance with each named executive officer's employment or letter agreement and Santander's International Mobility policy for expatriate executives of similar levels. While each of the named executive officer's employment or letter agreements provide for the possibility of increases in base salary, annual increases are not guaranteed. Our Chief Human Resources Officer consulted with Santander's Appointments and Remuneration Committee and Santander's Board of Directors in setting the base salary of Messrs. Morán and Yanes. Santander's Evaluation and Bonus Committee issued recommendations with respect to Santander's overall salary policy for 2012 for Santander's “Top Red” executives, including Messrs. Sabater, Matos, and Morata. Mr. Morán recommends for approval to Santander's Head of Corporate Human Resources, the base salaries for these executives, based, in part, on these recommendations.
Annual Discretionary Bonuses
In certain cases, we award annual discretionary bonuses to the named executive officers to motivate and reward outstanding performance. These awards permit us to apply discretion in determining awards rather than applying a formulaic approach that may inadvertently reward inappropriate risk-taking. None of the named executive officers received discretionary bonuses for 2012.
Retention Bonuses
In certain limited cases, we will provide retention bonuses to certain of our executive officers as an inducement for them to stay in active service with us. Applicable European regulations limit Santander's ability to award such guaranteed bonuses. We made no retention bonus payments to the named executive officers in 2012.
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
Our short-term incentive compensation program generally establishes both financial and non-financial measures for each executive officer, including threshold performance expectations for triggering incentive payout eligibility as well as target and maximum performance benchmarks for determining ongoing incentive awards and final incentive payouts. We refer to this bonus award program on the “Executive Bonus Program.”
On May 30, 2012, our Compensation Committee reviewed the 2012 Sovereign Bank Executive Bonus Program for the named executive officers as presented by our Executive Committee and the Compensation Risk Mitigation Committee. We refer to this bonus program as the “Executive Bonus Program.” The Executive Bonus Program is aligned directly with Santander's corporate bonus program for executives of similar levels across the Santander platform. The program provides for significant variance in the amount of potential awards, higher or lower, in order to reinforce our pay for performance philosophy. Each of the named executive officers participated in the Executive Bonus Program for 2012.

The Executive Bonus Program incorporates both Santander and subsidiary metrics to ensure that the plan award pool links the pay of its executives to the pay of other executives of similar levels within the Santander platform. Santander's financial control division worked with Mr. Morán to validate that the proposed performance metrics aligned with Santander's overall business goals. We reviewed the appropriateness of the financial measures used in the Executive Bonus Program with respect to the named executive officers and the degree of difficulty in achieving specific performance targets and determined that there was a sufficient balance.
The quantitative metrics for determining the funding scheme for 2012 for the named executive officers included net profit and return on risk-adjusted capital targets as follows:

•	55% determined based upon Sovereign Bank's net profit for 2012 versus our target for 2012

•	15% determined based upon Sovereign Bank's return on risk-adjusted capital for 2012 versus our target for 2012

•	20% determined based upon Santander's net attributable profit for 2012 versus its target for 2012

•	10% determined based upon Santander's return on risk-adjusted capital for 2012 versus its target for 2012

Santander's Evaluation and Bonus Committee may also adjust the funding scheme based on circumstances, including our risk and liquidity profile, the relevant entity's degree of compliance with local regulations and Santander policies, and, in general, the quality of results. For 2012, there was no such adjustment for SHUSA's portion of the funding scheme but there was a downward adjustment for Santander's portion based on Santander's performance in 2012 versus its peers.
We assigned Messrs. Sabater, Matos, and Morata a base bonus amount at the beginning of 2012, based on grade level, market benchmark for the position, authority, duties, responsibilities, and job type. We determine these base bonus amounts, subject to Santander Corporate Human Resources review and approval. Messrs. Morán's and Yanes's base bonus amounts are set forth in their respective employment agreements. If the relevant entity achieves a certain level of net profit or return on risk-adjusted capital target, the plan award pool is funded by a specific percentage of the aggregate base bonus amounts of the participants as set forth below:

Achievement of Target	Percentage Payout of Target Bonus Amount
130%	120%
120%	110%
110%	100%
100%	90%
90%	80%
80%	70%
70%	60%
60%	50%
<60%	—%

If the actual quantitative metric falls between the above achievement points, the percentage payout will be interpolated.
For purposes of the Executive Bonus Program, Sovereign Bank's net profit for 2012, after group consolidation and one-time charges, was $750.5 million. This amount resulted in the achievement of 100% of the internal net profit target under the Executive Bonus Program. In addition, Sovereign Bank's return on risk-adjusted capital, after the same adjustments, was 13.6%, which resulted in achievement of 93.8% of the return on risk-adjusted capital target.
Santander's ordinary attributable profit for 2012 was €5.251 billion. As determined by Santander's Bonus and Evaluation Committee, Santander achieved 80.8% of the net profit target. In addition, Santander's return on risk-adjusted capital was 9.6%, which resulted in achievement of 80.2% of the internal return on risk-adjusted capital target.

Based on these results, the Appointments and Remuneration Committee approved a percentage payout under the Executive Bonus Program for the named executive officers of 82.8%.
We multiply this percentage by each named executive officer's target bonus amount to establish a proposed bonus amount for the executive. We disclose the named executive officers' threshold, target, and maximum bonus amounts in the “Grants of Plan-Based Awards-2012” table. Each named executive officer's proposed bonus amount is subject to upward or downward adjustment based on the executive's individual performance evaluation, but in no event will the aggregate total of the actual bonus amounts exceed the aggregate total of the proposed bonus amounts. Santander intends that the results of such individual performance evaluations be distributed normally as follows: 10% of executives will receive a score of “significantly exceeds expectations,” 15% of executives will receive a score of “exceeds expectations,” 50% of executives will receive a score of “totally meets expectations,” 15% of executives will receive a score of “partially meets expectations,” and 10% of executives will receive a score of “improvable.”
We set forth the bonus opportunities for the named executive officers for 2012 for the named executive officers in the table captioned “Grant of Plan-Based Awards-2012.”
We conducted a detailed assessment of each named executive officer's accomplishments versus pre-established goals for the year with respect to the individual performance evaluation results. These goals included specific goals directly related to the named executive officer's job responsibilities. These goals are generally not objective, formulaic, or quantifiable.
On January 23, 2013, Mr. Morán recommended to our Compensation Committee and the Compensation Committee reviewed, the bonus amounts, if any, awarded under the enhanced Executive Bonus Program for 2012 to Messrs. Sabater, Matos, and Morata. Santander's Evaluation and Bonus Committee, in consultation with Mr. Morán, approved the final bonus amounts for these named executive officers, subject to the approval of Santander's Appointments and Remuneration Committee and the ultimate approval of Santander's Board of Directors.
Santander's Board of Directors approved Messrs. Morán's and Yanes's bonus for 2012 in consultation with Santander's Appointments and Remuneration Committee.
We made current awards to the named executive officers under the Executive Bonus Program as short-term incentive awards for 2012 in the amounts that we set forth in the Summary Compensation Table under the caption “Non-Equity Incentive Plan Compensation.” These amounts include payments made with respect to each of the named executive officer's individual performance and the performance of Santander and SHUSA, as applicable. Participants are required to defer a portion of the bonus as we describe below under the caption “Long-Term Incentive Compensation.” Any award made in shares of Santander common stock under the Executive Bonus Program is subject to a one-year holding requirement from the payment date of the award. For 2013, we anticipate that the structure of our short-term incentive compensation program will be substantially the same as it was in 2012 although no final decision has been made as of the date of the filing of this Annual Report on Form 10-K. As of the date of the filing of this Annual Report on Form 10-K, we have not set the target amounts for 2013, nor have we determined the bonus opportunities for the named executive officers for 2013.
Long-Term Incentive Compensation
For years prior to 2011, each of our named executive officers was eligible to participate in the Performance Shares Plan. The Performance Shares Plan was the main instrument that Santander uses for providing medium- and long-term incentive compensation for selected executives across its global platform. Santander developed the Performance Shares Plan to align the interests of Santander's executives with those of its shareholders. The named executive officers did not receive any awards under the Performance Shares Plan for 2012, but vested in certain awards that we made in previous years. We describe the Performance Shares Plan and the awards made to the named executive officers under the caption “Our Equity Compensation Plans” in the discussion following the Summary Compensation Table.
Under the Executive Bonus Program, certain Santander executives, including the named executive officers, are required to defer a portion of their bonus. Messrs. Morán and Yanes must each defer 50% of their awards and Messrs. Sabater, Matos, and Morata each must defer 40% of their awards. The deferred bonus (whether payable in cash or Santander common stock) is payable in three annual installments if the executive officer remains employed at Santander through the applicable payment date and the executive officer meets certain performance conditions. We describe the deferral portion of the Executive Bonus Program more fully under the section entitled “Our Equity Compensation Plans.”

Certain of Santander's executive management team, including Mr. Morán, participated in the Obligatory Investment Plan. Under the Obligatory Investment Plan, participants were required to dedicate 10% of their annual bonus compensation to the purchase of Santander common stock. If the participant held such shares for three years, Santander will provide a 100% match on the shares that the executive purchased. Messrs. Sabater, Yanes, Matos, and Morata do not participate in the Obligatory Investment Plan. The Obligatory Investment Plan terminated by its terms in 2010 for bonuses earned for 2009 performance. We describe the Obligatory Investment Plan in more detail under the caption “Our Equity Compensation Plans” in the discussion following the Summary Compensation Table.
Other Compensation
We model the compensation packages for the named executive officers to be competitive globally and within the country of assignment, and attractive to each executive in relation to the significant commitment he must make in connection with a global posting. In addition to the benefits that all our team members are eligible to participate in, these named executive officers are eligible for certain other benefits and perquisites. The additional benefits and perquisites that were significant when compared to other compensation received by our other executive officers include housing expenses, children's education costs, travel expenses, and tax equalization payments. These benefits and perquisites are, however, consistent with those paid to similarly placed Santander executives who are subject to appointment to Santander locations globally as deemed appropriate by Santander senior management. Additionally, Santander reviewed compensation surveys of human resources advisory firms, which have shown that these types of benefits and perquisites are common elements of expatriate programs of global companies.
We describe the additional perquisites and benefits that we paid to the named executive officers below in the notes to the Summary Compensation Table.
Retirement Benefits
Each of the named executive officers is eligible to participate in our qualified retirement plan under the same terms as our other eligible employees. In addition, certain of Santander's executive officers, including Messrs. Sabater are eligible to participant in a defined contribution retirement plan. In addition, Messrs. Morán and Yanes are entitled to certain payments under their employment agreements with Santander upon their retirement, including a defined contribution benefit, under certain circumstances. Santander provides these benefits in order to foster the development of these executives' long-term careers with Santander. We describe these executive officers' retirement benefits below under the captions “Other Arrangements,” and in the case of Mr. Yanes, under the description of his employment agreement.
Employment and Letter Agreements
We have entered into letter agreements with our named executive officers to establish key elements of compensation that differ from our standard plans and programs. Santander has also entered into employment agreements with Messrs. Morán and Yanes. Messrs. Morán's and Yanes's agreements with Santander facilitates the creation of covenants, such as those prohibiting post-employment competition or solicitation by the executives. We and Santander believe these agreements provide stability to the organization and further our overarching compensation objective of attracting and retaining the highest quality executives to manage and lead us. We discuss these agreements below under the caption “Description of Employment and Related Agreements.”

Benchmarking
In 2012, we did not undertake any benchmarking with respect to our named executive officers' compensation. Santander has periodically used compensation surveys and databases to assist it in setting certain of its executive officers' overall compensation. The following was the benchmarking that Santander undertook applicable to our named executive officers' 2012 compensation and the applicable peer groups:

•
In 2012, Towers Watson assisted Santander in benchmarking Mr. Morán's compensation. The peer group that Santander used was Capital One Financial Corp., CNA Financial Corporation, KeyCorp, M&T Bank Corporation, Northern Trust Corporation, People's United Financial, Inc., PNC Financial Services, Inc., State Street Corporation, TD Bank, United Services Automobile Association, U.S. Bancorp, and Webster Financial Corp.

•
For Messrs. Sabater and Matos, Santander performed an analysis in 2009 using information from Towers Perrin's CDB U.S. Commercial Banks Database. The peer group that the Company used was Citizens Financial Group, Inc., HSBC North American Holdings, Inc., Huntington Bancshares, Inc., M&T Bank Corporation, People's United Financial, Inc., PNC Financial Services, Inc., TD Bank, U.S. Bancorp, Wachovia, and Webster Financial Corp.

•	Santander did not benchmark either Mr. Yanes's or Mr. Morata's compensation.

Matters Relating to the Compensation Committee of the Board
Compensation Committee Report
For purposes of Item 407(e)(5) of Regulation S-K, the Compensation Committee furnishes the following information. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included in Part III-Item 11 of the Form 10-K with management. Based upon the Compensation Committee's review and discussion with management, the Compensation Committee has recommended that the Compensation Discussion and Analysis be included in the Form 10-K for the fiscal year ended December 31, 2012.
Submitted by:
Marian L. Heard, Chair
Jorge Morán
Wolfgang Schoellkopf
The foregoing “Compensation Committee Report” shall not be deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, and notwithstanding anything to the contrary set forth in any of SHUSA's previous filings under the Securities Act or the Exchange Act, that incorporate future filings, including this Form 10-K, in whole or in part, the foregoing “Compensation Committee Report” shall not be incorporated by reference into any such filings.
Compensation Committee Interlocks and Insider Participation
The following directors served as members of our Compensation Committee in 2011: Marian Heard (Chair), Wolfgang Schoellkopf, and Jorge Morán.
Jorge Morán had a lending relationship with Sovereign Bank that was made and remained in compliance with Regulation O of the Board of Governors of the Federal Reserve System. Such loans (i) were made in the ordinary course of business, (ii) were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to Sovereign Bank, and (iii) did not involve more than the normal risk of collectability or present other unfavorable features. As detailed in Item 13 of this Form 10‑K, during the 2012 fiscal year, Mr. Morán also served as an executive officer of Santander and an affiliated entity, and certain relationships existed between SHUSA and its affiliates, on one hand, and Santander and its affiliates, on the other hand. With these exceptions, no member of the Compensation Committee (i) was, during the 2012 fiscal year, or had previously been, an officer or employee of SHUSA or its subsidiaries nor (ii) had any direct or indirect material interest in a transaction of SHUSA or a business relationship with SHUSA, in each case that would require disclosure under the applicable rules of the SEC. Except as described above, no other interlocking relationship existed between any member of our Compensation Committee or an executive officer of SHUSA, on the one hand, and any member of the Compensation Committee (or committee performing equivalent functions, or the full Board of Directors) or an executive officer of any other entity, on the other hand, requiring disclosure pursuant to the applicable rules of the SEC.

Summary Compensation Table-2012

Name and Principal Position	Year	Salary ($) (5)	Bonus ($)	Stock Awards ($) (6)	Option Awards ($) (6)	Non-Equity Incentive Plan Compensation ($) (7)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (8)	All Other Compensation ($) (9)	Total ($)

Jorge Morán(1)	2012	$2,522,000	$—	$1,766,077	$—	$1,461,580	$—	$7,885,432	$13,635,089
President and Chief Executive Officer	2011	$1,888,398	$—	$727,481	$—	$1,766,076	$7,169,290	$771,850	$12,323,095
Guillermo Sabater	2012	$334,582	$—	$330,000	$—	$305,000	$—	$458,307	$1,427,889
Chief Financial Officer	2011	$284,222	$—	$331,791	$—	$330,000	$—	$362,509	$1,308,522
	2010	$283,944	$—	$202,200	$—	$748,000	$—	$351,257	$1,585,401
Nuno Matos(3)	2012	$413,679	$—	$600,000	$—	$550,000	$—	$406,695	$1,970,374
Managing Director-Retail Banking	2011	$395,668	$—	$975,668	$—	$600,000	$—	$348,235	$2,319,571
	2010	$364,703	$—	$370,700	$—	$1,547,238	$—	$403,814	$2,686,455
Juan Yanes(4)	2012	$872,223	$—	$970,815	$—	$803,434	$—	$3,327,402	$5,973,874
Chief Executive of Compliance and Internal Control	2011	$464,727	$—	$842,188	$—	$970,815	$1,093,620	$398,729	$3,770,079
Edvaldo Morata	2012	$425,653	$—	$500,000	$—	$387,500	$—	$343,764	$1,656,917
Managing Director- Corporate Banking

Footnotes:

1.
Mr. Morán began serving as our President and Chief Executive Officer on February 1, 2011. Mr. Morán also served as a director SHUSA and Sovereign Bank for 2012. Mr. Morán receives no compensation for his service as a director.

3.	Mr. Matos also served as a director of SHUSA from January 2, 2012, through January 25, 2012, and of Sovereign Bank for all of 2012. Mr. Matos receives no compensation for his service as a director.

4.
In 2011, Mr. Yanes was employed by Santander's New York Branch but commenced performing services for SHUSA on July 28, 2011. Mr. Yanes formally became an employee of SHUSA on February 1, 2012. Amounts reflect compensation that Mr. Yanes received with respect to his service with SHUSA. Mr. Yanes also served as a director SHUSA and Sovereign Bank for 2012. Mr. Yanes receives no compensation for his service as a director.

5.	We base the amounts in this column on actual base compensation paid through the end of the applicable fiscal year.

6.
The amounts in these columns reflect the grant date fair value of such awards in accordance with A.S.C. Topic 718, for equity awards granted under Santander's equity compensation plans. We include the assumptions used in the calculation of these amounts in the footnotes to our audited financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012. We describe Santander's equity compensation programs under the caption “Our Equity Compensation Plans.”

7.
The amounts in this column for 2012 do not include amounts payable in Santander common stock that vest in future years pursuant to the terms of the Executive Bonus Program. We describe the Executive Bonus Program under the caption “Short-Term Incentive Compensation.” The bonuses earned by the named executive officers for 2012 before deferral were:

Named Executive Officer	Bonus
Jorge Morán	$2,923,160
Guillermo Sabater	$610,000
Nuno Matos	$1,100,000
Juan Yanes	$1,606,866
Edvaldo Morata	$775,000

8.
Includes the aggregate change in the actuarial present value of the amounts that Messrs. Morán and Yanes are entitled to receive upon their retirement pursuant to the terms of their employment agreements with Santander.

9.	Includes the following amounts that we paid to or on behalf of the named executive officers:

	Year	Morán	Sabater	Matos	Yanes	Morata

Provision of Car, Car Allowance, or Personal Use of Company Automobile (*)	2012	$7,750	$10,003	$11,560	$15,359	$8,102
	2011	$8,186	$12,912	$12,912	$3,987	$—
	2010	$—	$12,912	$12,912	$—	$—

Santander Contribution to Defined Contribution Plan (**)	2012	$—	$37,735	$—	$2,516,194	$—
	2011	$—	$39,761	$—	$—	$—
	2010	$—	$37,832	$40,969	$—	$—

Club Memberships	2012	$8,510	$—	$660	$1,200	$770
	2011	$1,727	$—	$1,282	$293	$—
	2010	$—	$—	$1,282	$—	$—

Relocation Expenses and Temporary Housing	2012	$—	$—	$—	$25,330	$—
	2011	$150,000	$—	$—	$1,750	$—
	2010	$—	$—	$—	$—	$—

Housing Allowance, Utility Payments, and Per Diem	2012	$361,921	$131,759	$136,074	$369,349	$125,040
	2011	$258,856	$129,199	$133,184	$314,454	$—
	2010	$—	$135,157	$138,557	$—	$—

Legal, Tax, and Financial Consulting Expenses	2012	$10,750	$1,500	$1,968	$1,671	$1,500
	2011	$—	$6,536	$49,909	$—	$—
	2010	$—	$4,390	$—	$—	$—

Life Insurance Allowance and Medical and Dental Reimbursements	2012	$—	$—	$—	$—	$—
	2011	$—	$—	$—	$6,187	$—
	2010	$—	$—	$—	$—	$—

Tax Reimbursements (***)	2012	$607,132	$162,434	$191,975	$335,961	$147,500
	2011	$294,760	$100,147	$130,214	$31,148	$—
	2010	$—	$82,717	$129,271	$—	$—

School Tuition and Language Classes	2012	$52,666	$66,746	$49,038	$38,089	$35,084
	2011	$36,967	$58,804	$1,054	$35,468	$—
	2010	$—	$47,170	$65,899	$—	$—
	`
Paid Parking	2012	$5,880	$5,880	$5,880	$5,180	$5,880
	2011	$4,758	$5,880	$5,880	$—	$—
	2010	$—	$5,760	$5,760	$—	$—

Airfare for Annual Trip Home	2012	$21,305	$42,250	$9,540	$20,740	$19,889
	2011	$16,597	$9,270	$13,800	$5,442	$—
	2010	$—	$25,318	$9,163	$—	$—

Total	2012	1,075,914	458,307	406,695	3,329,073	343,765
	2011	$771,851	$362,509	$348,235	$398,729	$—
	2010	—	$351,256	$403,813	—	$—

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

(**)
For 2012, includes, for Messrs. Yanes and Morán, Santander's contribution to their respective defined contribution benefit account upon the conversion of their pension benefit to a defined contribution benefit in accordance with applicable Spanish law.

(***)	Includes amounts paid to gross up for tax purposes certain perquisites in accordance with an applicable letter agreement or other arrangement.

Grants of Plan-Based Awards-2012

		Estimated Possible Future Payouts Under Non‑Equity Incentive Plan Awards (1)	Estimated Possible Future Payouts Under Equity Incentive Plan Awards	All Other Stock Awards: Number of Shares of Stock or Units ____(#)____	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant __Date__	Target __($)___	Target ___(#)__

Jorge Moran		$3,754,054
	2/3/2012		111,918(2)				$883,038
	2/3/2012		111,918(3)				$883,038
Guillermo Sabater		$660,000
	2/3/2012		25,095(2)				$198,000
	2/3/2012		16,730(3)				$132,000
Nuno Matos		$1,336,378
	2/3/2012		45,627(2)				$360,000
	2/3/2012		30,418(3)				$240,000
Juan Yanes		$1,941,632
	2/3/2012		61,521(2)				$485,408
	2/3/2012		61,521(3)				$485,408
Edvaldo Morata		$1,174,981
	2/3/2012		38,022(2)				$300,000
	2/3/2012		25,348(3)				$200,000

Footnotes:

(1)
This column reflect the estimated target payout for named executive officers under the applicable bonus program for fiscal year 2012 based on the performance targets that Santander set on February 17, 2012. We report the actual awards paid out under our bonus programs in the Summary Compensation Table and describe our bonus programs in the Compensation Discussion & Analysis.

(2)
Reflects the shares of vested common stock that the applicable named executive officer received under the Executive Bonus Program. We describe the Executive Bonus Program under the caption “Our Equity Compensation Plans.”

(3)
Reflects the number of bonus deferral shares that the applicable named executive officer received under the Executive Bonus Program. Such shares vest ratably over three years on the anniversary of the grant date.

Outstanding Equity Awards at Fiscal 2012 Year End

	Stock Awards
Name	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Jorge Morán			13,328(1)	$101,401
			60,674(2)	$461,614
			28,261(3)	$215,013
			111,918(4)	$883,038
			111,918(5)	$883,038
Guillermo Sabater			20,000(1)	$152,162
			6,060(3)	$46,105
			25,095(4)	$198,000
			16,730(5)	$132,000
Nuno Matos			28,000(1)	$213,027
			42,158(3)	$320,743
			45,627(4)	$360,000
			30,418(5)	$240,000
Juan Yanes			40,970(1)	$311,704
			23,118(3)	$175,884
			61,521(4)	$485,408
			61,521(5)	$485,408
Edvaldo Morata			25,000(1)	$299,750
			39,254(3)	$298,649
			38,022(4)	$300,000
			25,348(5)	$200,000

Footnotes:

(1)
Santander awarded these restricted stock units on March 22, 2011, as part of the I-13 Plan. The units vest in accordance with the terms of the I-13 Plan, which we describe under the caption “The Performance Shares Plan.”

(2)	Santander awarded these shares on February 22, 2010, under the Obligatory Investment Plan. The shares vested on February 22, 2013, in accordance with the terms of the Obligatory Investment Plan.

(3)
Santander awarded these shares on February 15, 2011, under the Executive Bonus Program. One-third of the shares vested on February 15, 2012, one-third vested on February 15, 2013, and one-third vest on February 15, 2014, in accordance with the terms of the Executive Bonus Program, which we describe in the Compensation Discussion and Analysis.

(4)	Santander awarded these shares on February 3, 2012, under the Executive Bonus Program.

(5)
Santander awarded these shares on February 3, 2012, under the Bonus Deferral Program. One‑third of these shares vested on February 3, 2013, one‑third vest on February 3, 2014, and one‑third vest on February 3, 2015, in accordance with the terms of the Executive Bonus Program.

Option Exercises and Stock Vested-2012

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (#)

Jorge Morán			144,251	1,106,431
Guillermo Sabater			32,625	249,571
Nuno Matos			74,956	577,031
Juan Yanes			85,371	652,169
Edvaldo Morata			62,328	501,128

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
The Performance Shares Plan
As we describe above in the Compensation Discussion & Analysis, in 2012, each of our named executive officers vested in shares that Santander awarded under the Performance Shares Plan. The Performance Shares Plan, which Santander sponsors for all of its eligible employees, generally consists of a multi-year bonus plan under which Santander may award a participant a maximum number of shares of Santander common stock. The shares are subject to certain pre-established service and performance requirements. As described above, the named executive officers no longer participate in the Performance Shares Plan.
Santander makes awards under the Performance Shares Plan in cycles, with one cycle ending each year. Santander's shareholders approve each of these plans at annual meetings of shareholders. Santander makes awards under the Performance Shares Plan in cycles, with one cycle ending each year. We describe the two cycles (which we refer to as the “I‑12 Plan” and the “I‑13 Plan” respectively) for which the named executive officers vested in shares in 2012 or held unvested shares at the end of 2012. Santander shareholders approved each of these plans at annual meetings of shareholders. Each plan is similarly structured and has the following features:

•	Each cycle is for a three-year period, with payout of shares no later than July 31 of the year following the end of the cycle, as follows:

Plan	Cycle	Date of Payout

I-12 Plan	2009 through 2011	No later than July 31, 2012
I-13 Plan	2010 through 2012	No later than July 31, 2013

•

•
The maximum number of shares that each participant is eligible to receive under each cycle was entirely discretionary as Santander determined based on the each participant's level within the Santander organization.

•	Each plan provides that a percentage of the maximum number of shares will vest in accordance with pre-established Santander TSR goals compared to a peer group.

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

•
Santander chooses the peer group from among the world's largest financial institutions, based on their market capitalization, geographic location, and the nature of their businesses. The peer group may vary slightly from plan to plan. Santander may remove a member of the peer group from the calculations in the event the member is acquired by another company, is delisted, or otherwise is otherwise ceases to be in existence. In such a case, Santander will equitably adjust the maximum number of shares that a participant earns to reflect such removal.

•
In order for a participant to receive the shares under each plan, the plan requires the participant to remain continuously employed at Santander or a subsidiary through the June 30 of the year following the end of the cycle, except in the cases of retirement, involuntary termination, unilateral waiver by the participant for good cause (as provided under Spanish law), unfair dismissal, forced leave of absence, permanent disability, or death, in which case, the participant (or his or her beneficiary, in the case of death), will receive a pro-rated portion of the participant's award that he or she would otherwise be entitled to if the participant had remain employed based on the number of days that the participant was employed.

The maximum number of shares payable under the I-13 Plan as of the end of 2012 to the named executive officers is as follows:

Named Executive Officer	I-13 Plan
Jorge Morán *	60,674
Guillermo Sabater	20,000
Nuno Matos	28,000
Juan Yanes	40,970
Edvaldo Morata	25,000

*	Shares were awarded to Mr. Morán prior to becoming our President and Chief Executive Officer.

The TSR goals are as follows and the associated possible percentages that participants may earn under each Plan are as follows:

Santander's position in the TSR ranking	Percentage of shares earned of maximum
1st to 5th	100%
6th	82.5%
7th	65%
8th	47.5%
9th	30%
10th or below	—%

Bonus Deferral under the 2012 Executive Bonus Program
Under the Executive Bonus Program, certain executive officers, including the named executive officers, are required to defer a portion of their annual bonuses for 2012. The deferral requirement applies to all bonuses and other variable cash compensation. The portion that the executive officer must defer is based the executive's classification.

Classification	Percentage of Award Deferred
Executive Director	60%
Senior Management	50%
Other Executives	40%

Santander classifies Messrs. Morán and Yanes as “Senior Management” and therefore they each must defer 50% of his award. Santander classifies Messrs. Sabater, Matos, and Morata as “Other Executives” and therefore they each must defer 40% of their respective awards.
All amounts that a participant defers under the Executive Bonus Program are deferred 50% in cash and 50% in Santander common stock. The deferred amounts are paid out in three equal parts over three years provided that the participant remains employed through the applicable payment date (except as described below) and none of the following occurs:

•	Santander's deficient financial performance;

•	the participant's breach of internal rules, including those any related to risk;

•	material restatement of Santander's financial statements, except when modified accounting rules require such restatement; or

•	significant variation in the economic capital or in Sovereign Bank's risk profile.

Any deferred award made in shares of Santander common stock under the Executive Bonus Program is subject to a one-year holding requirement from the vesting date of the award.
Our named executive officers deferred the following amounts into the Executive Bonus Program and will be entitled to the following number of shares if the above conditions are satisfied:

Named Executive Officer	Total Amount Deferred	Cash Deferred	Shares Deferred
Jorge Morán	$1,766,077	$730,790	88,544
Guillermo Sabater	$244,000	$122,000	14,782
Nuno Matos	$440,000	$220,000	26,656
Juan Yanes	$970,815	$401,717	48,673
Edvaldo Morata	$310,000	$155,000	18,780

*
Number of shares based on an exchange rate of €1.284177 to $1 and an €6.427 per share price on the deferral date. Amounts deferred by and shares awarded are estimates subject to the tax-equalization provisions of their respective employment or letter agreement.

Santander's Remuneration Risk Evaluation Committee will determine whether the conditions for payment are satisfied. Santander's Appointments and Remuneration Committee will recommend to Santander's Board whether to approve final payment of amounts under the Executive Bonus Program.

The Obligatory Investment Plan
As we note above in the Compensation Discussion & Analysis, Santander required Mr. Morán to participate in the Obligatory Investment Plan. Santander terminated the Obligatory Investment Plan in 2010 and replaced it with the deferral feature of Executive Bonus Program, which we describe above.
The Obligatory Investment Plan generally required participants to dedicate 10% (subject to shareholder limitations) of their gross annual bonus to acquire shares of Santander common stock. Participants in the Obligatory Investment Plan were required to purchase the required number shares of Santander common stock on the open market and deposit those shares into a designated account. If the participant holds the shares and remains employed with Santander for three years, Santander will provide at the end of the three-year period a 100% matching contribution of the number of shares that the participant purchased. Santander pays the matching contribution in additional shares of Santander common stock. Participants do not receive dividends on the shares prior to vesting. If a participant terminates employment for any reason before the end of the applicable three-year period, the participant will forfeit Santander's matching contribution.
A participant's receipt of Santander's matching contribution under the Obligatory Investment Plan is subject to there being no:

•	deficient financial performance by Santander during the three-year period,

•	poor conduct by the participant,

•	breach or falsification by the participant in violation of the internal risk rules, and

•	material restatement of the entity's financial statements.

Description of Employment and Related Agreements
We and/or Santander have entered into employment agreements and letter agreements with certain of our executive officers that were in effect at the end of fiscal year 2012. We describe each of the agreements below.
Jorge Morán
Mr. Morán was a party to an agreement with Santander dated June 15, 2002, as amended, which he was entitled to certain compensation and benefits. Effective December 26, 2012, Santander and Mr. Morán agreed to a revised employment agreement. The new agreement is similar to Mr. Morán's original agreement, except:

•	the payments that Mr. Morán is entitled to receive upon his termination of employment has been revised, as described below;

•
the defined benefit pension plan that Mr. Morán was entitled to has been changed to be a defined contribution plan. Santander has agreed to contribute an initial amount to this new plan in the amount of the value of the pension benefit on the conversion date and to annual contributions equal to 75.97% of his annual base salary; and

•	Mr. Morán is entitled to a retirement benefit upon his termination by Santander under any circumstances, as described below.

Mr. Morán is entitled to a gross base salary of $2,522,000 and an annual bonus contingent on the achievement of certain performance objectives.
Under both his original and revised employment agreements, Mr. Morán is entitled to receive certain payments in the event his employment with Santander is terminated under certain circumstances. Under Mr. Morán's original agreement, if Santander terminated Mr. Morán's employment at a time when he had from five to 10 years of service with Santander, he was entitled to receive three annual payments of the annual salary he was receiving at the time of his termination. If Santander terminated Mr. Morán's employment at a time at a time when he had over 10 years of service with Santander he was entitled to receive five annual payments of the annual salary he was receiving at the time of his termination. Under his revised agreement, if Santander desists (a type of termination of employment under Spanish law), after Mr. Morán reaches age 50 with 10 years of service, or if Mr. Morán terminates employment due to Santander's breach of his employment agreement, he is entitled to receive annual payments through age 65 equal to 100% of his annual base salary at the time of termination less any amounts due from social security or another Santander pension plan, if any. In the event of any other termination (other than Mr. Morán's death or disability, as we describe below, or due to gross misconduct), Mr. Morán is entitled to receive a lump sum legal indemnity payment under Spanish law.
If Mr. Morán dies:

•
while employed by Santander, his surviving spouse is entitled to receive lifetime payments equal to 70% of his annual base salary at the time of death less any amounts due from social security or another Santander pension plan, if any;

•
during pre-retirement or after termination of employment due to permanent disability, his surviving spouse is entitled to receive lifetime payments equal to 60% of his annual base salary at the time of death less any amounts due from social security or another Santander pension plan, if any;

•
his surviving children are entitled to each receive payments until they reach age 25 equal to 20% of his annual base salary at the time of death less any amounts due from social security or another Santander pension plan, if any; and

•	the total annual amounts due to Mr. Morán's surviving spouse and children may not exceed 100% of Mr. Morán's base annual salary at the time of death.

If Mr. Morán becomes permanently disabled, he is entitled to receive lifetime annual payments that, when added to any amounts Mr. Morán is entitled to under social security and any other Santander retirement plan, if any, enables Mr. Morán to receive the retirement benefit on the date when he reaches retirement age.
Upon the occurrence of one of the events listed above, Mr. Morán, or his spouse or children, as applicable, has the option of receiving a lump sum payment in lieu of the periodic payments described above.

Mr. Morán's original and new agreements both provide that, in the event of Mr. Morán's termination of employment with Santander for any reason other than wrongful or dismissal with no reinstatement, Mr. Morán may not work for another financial institution for two years (in the case of pre-retirement, until age 65) without Santander's consent. Except in the case of pre-retirement, if Santander does not consent to Mr. Morán providing services for another financial institution during that period, it must pay Mr. Morán an amount in two installments equal to 80% of his base salary at the time of his termination. In the event that Mr. Morán violates this non-compete provision, he will be required to pay Santander a penalty equal to 60% of his base salary at the time of his termination plus any amounts that he received with respect to this non-compete provision.
Mr. Morán is also entitled to life and health insurance coverage and certain perquisites under his agreement in accordance with Santander's general policies.
The benefits that Mr. Morán actually received in 2012 under the terms of his agreement are reflected in the “Summary Compensation Table.”
Guillermo Sabater
We entered into a letter agreement with Mr. Sabater, dated as of February 11, 2009.
Mr. Sabater's agreement has a fixed term of three years; provided that either party may terminate the agreement by notifying the other party in writing at least 90 days prior to the termination date.
The agreement provides for a base salary of $255,448, which we may increase in accordance with existing policies. In addition, Mr. Sabater is eligible to receive an annual bonus, contingent upon the achievement of annual performance objectives. See the discussion under the caption “Short-Term Incentive Compensation” for more information about the bonuses paid for 2012.
The agreement also provides, among other things, that Mr. Sabater has a right to participate in all long-term incentive compensation programs and all other employee benefit plans and programs available to senior executives. In addition, Mr. Sabater will be covered by the Santander Group health, life, disability, and accidental death insurance plans for expatriates.
In connection with Mr. Sabater's relocation from Spain to the United States, the agreement provides for:

•	a monthly housing allowance of $10,000 (with the cost of utilities for such housing borne by us), on a grossed-up basis for federal, state, and local income and employment tax purposes;

•	relocation expenses for Mr. Sabater and his family of up to $17,396, on a grossed-up basis;

•	moving expenses, or €7,000 ($9,236, based on the exchange rate on December 31, 2012) in lieu thereof;

•	travel expenses;

•	reimbursement for the cost of annual visits by Mr. Sabater and his family to Spain;

•	payment of registration and fees associated with schooling for Mr. Sabater's dependents through high school;

•	language lessons for Mr. Sabater and his household family members up to a maximum of €1,500 ($1,979, based on the exchange rate on December 31, 2012) per family member; and

•	a one-time payment of $62,627, on a grossed-up basis, for Mr. Sabater's relocation to the United States and other benefits inherent in his previous assignment in Chile which he received in 2009.

In addition to the foregoing, we will reimburse Mr. Sabater for any tax benefits he would have been able to deduct had he remained in Spain, reimburse Mr. Sabater for tax planning and preparation services, and provide Mr. Sabater with a guaranteed exchange rate of €1 to $1.3917 for transfers from the United States to Spain, up to $68,615 per year.

The benefits that Mr. Sabater actually received in 2012 under the terms of his agreement are reflected in the “Summary Compensation Table.”
In accordance with our policy applicable to all Santander employees who relocate to the United States from abroad in connection with their employment with us, in the event that we terminate Mr. Sabater's employment without cause, we will provide for all reasonable moving and relocation expenses incurred in relocating Mr. Sabater and his family to Spain.

Nuno Matos
We entered into a letter agreement with Mr. Matos, dated as of February 25, 2009.
Mr. Matos's agreement has a fixed term of three years and either party may terminate the agreement by notifying the other party in writing at least 90 days prior to the termination date.
The agreement provides for a base salary of $363,648, which we may increase in accordance with existing policies. In addition, Mr. Matos is eligible to receive a base bonus contingent upon the achievement of annual performance objectives. See the Summary Compensation table for more information about the bonuses that we paid for 2012.
The agreement also provides, among other things, that Mr. Matos has a right to participate in all long-term incentive compensation programs and all other employee benefit plans and programs available to senior executives. In addition, Mr. Matos will be covered by the Santander Group health, life, disability, and accidental death insurance plans for expatriates.
In connection with Mr. Matos's relocation from Portugal to the United States, the agreement provides for:

•	a monthly housing allowance of $10,000 (with the cost of utilities for such housing borne by us), on a grossed-up basis for federal, state, and local income and employment tax purposes,

•	relocation expenses for Mr. Matos and his family of up to $26,904, on a grossed-up basis,

•	moving expenses, or €7,000 ($9,236, based on the exchange rate on December 31, 2012) in lieu thereof,

•	travel expenses,

•	reimbursement for the cost of annual visits by Mr. Matos and his family to Portugal,

•	payment of registration and fees associated with schooling for Mr. Matos's dependents through high school,

•	language lessons for Mr. Matos and his household family members up to a maximum of €1,500 ($1,979, based on the exchange rate on December 31, 2012) per member, and

•	a one-time payment of $188,880, on a grossed-up basis, for Mr. Matos's relocation to the United States, and other benefits inherent in his previous assignment in Brazil.
In addition to the foregoing

•	we (or Mr. Matos, as applicable) will be responsible for the difference, if any, between the taxes due on Mr. Matos's U.S. income under U.S. tax laws and Portuguese tax laws;

•	we will reimburse Mr. Matos for any tax benefits he would have been able to deduct had he remained in Portugal;

•	we will reimburse Mr. Matos for approved tax planning and preparation services;

•	we will provide Mr. Matos with a guaranteed exchange rate of €1 to $1.3917 for transfers from the United States to Portugal, up to $109,782 per year.
The benefits that Mr. Matos actually received in 2012 under the terms of his agreement are reflected in the “Summary Compensation Table.”
In accordance with our policy applicable to all Santander employees who relocate to the United States from abroad in connection with employment with us, in the event that we terminate Mr. Matos's employment without cause, we will provide for all reasonable moving and relocation expenses incurred in relocating Mr. Matos and his family to Portugal.

Juan Yanes
Santander entered into an employment agreement with Mr. Yanes, dated January 21, 2011. Under his agreement, Mr. Yanes is entitled to a base salary as Santander may adjust each year. Mr. Yanes is also entitled under his agreement to an annual bonus in Santander's discretion. Mr. Yanes is also entitled to life and health insurance coverage and certain perquisites in accordance with Santander's general policies.
Effective December 26, 2012, Santander and Mr. Yanes agreed to a revised employment agreement. The new agreement is similar to Mr. Yanes's original agreement, except:

•	the payments that Mr. Yanes is entitled to receive upon his termination of employment has been revised, as described below;

•
the defined benefit pension plan that Mr. Yanes was entitled to has been changed to be a defined contribution plan. Santander has agreed to contribute an initial amount to this new plan in the amount of the value of the pension benefit on the conversion date and to annual contributions equal to 49.20% of his annual base salary; and

•	Mr. Yanes is entitled to a retirement benefit upon his termination by Santander under any circumstances, as described below.

For 2012, Mr. Yanes's base salary was $989,708.
Under both his original and revised employment agreements, Mr. Yanes is entitled to receive certain payments in the event his employment with Santander is terminated under certain circumstances. Under Mr. Yanes's original agreement, if Santander terminated Mr. Yanes's employment at a time when he had from five to 10 years of service with Santander, he was entitled to receive three annual payments of the annual salary he was receiving at the time of his termination. If Santander terminated Mr. Yanes's employment at a time at a time when he had over 10 years of service with Santander he was entitled to receive five annual payments of the annual salary he was receiving at the time of his termination. Under his revised agreement, if Santander desists (a type of termination of employment under Spanish law), after Mr. Yanes reaches age 50 with 10 years of service, or if Mr. Yanes terminates employment due to Santander's breach of his employment agreement, he is entitled to receive annual payments through age 65 equal to 100% of his annual base salary at the time of termination less any amounts due from social security or another Santander pension plan, if any. In the event of any other termination (other than Mr. Yanes's death or disability, as we describe below, or due to gross misconduct), Mr. Yanes is entitled to receive a lump sum legal indemnity payment under Spanish law.
If Mr. Yanes dies:

•
while employed by Santander, his surviving spouse is entitled to receive lifetime payments equal to 70% of his annual base salary at the time of death less any amounts due from social security or another Santander pension plan, if any;

•
during pre-retirement or after termination of employment due to permanent disability, his surviving spouse is entitled to receive lifetime payments equal to 60% of his annual base salary at the time of death less any amounts due from social security or another Santander pension plan, if any;

•
his surviving children are entitled to each receive payments until they reach age 25 equal to 20% of his annual base salary at the time of death less any amounts due from social security or another Santander pension plan, if any; and

•	the total annual amounts due to Mr. Yanes's surviving spouse and children may not exceed 100% of Mr. Yanes's base annual salary at the time of death.

If Mr. Yanes becomes permanently disabled, he is entitled to receive lifetime annual payments that, when added to any amounts Mr. Yanes is entitled to under social security and any other Santander retirement plan, if any, enables Mr. Yanes to receive the retirement benefit on the date when he reaches retirement age.

Upon the occurrence of one of the events listed above, Mr. Yanes, or his spouse or children, as applicable, has the option of receiving a lump sum payment in lieu of the periodic payments described above.
Mr. Yanes's original and new agreements both provide that, in the event of Mr. Yanes's termination of employment with Santander for any reason other than wrongful or dismissal with no reinstatement, Mr. Yanes may not work for another financial institution for two years (in the case of pre-retirement, until age 65) without Santander's consent. Except in the case of pre-retirement, if Santander does not consent to Mr. Yanes providing services for another financial institution during that period, it must pay Mr. Yanes an amount in two installments equal to 80% of his base salary at the time of his termination. In the event that Mr. Yanes violates this non-compete provision, he will be required to pay Santander a penalty equal to 60% of his base salary at the time of his termination plus any amounts that he received with respect to this non-compete provision.
The benefits that Mr. Yanes actually received in 2012 under the terms of his agreement are reflected in the “Summary Compensation Table.”

Edvaldo Morata
We entered into a letter agreement with Mr. Morata, dated as of November 23, 2009. Mr. Morata commenced employment with us on December 31, 2009.
Mr. Morata's agreement has a fixed term of three years; provided that we may terminate the agreement by notifying Mr. Morata in writing at least 90 days prior to the termination date. In addition, the parties may mutually agree to extend the term of the agreement for an additional year.
The agreement provides for a base salary of $424,678, which we may increase in accordance with existing policies. In addition, Mr. Morata is eligible to receive a tax-equalized annual bonus, contingent upon the achievement of annual performance objectives. See the discussion under the caption “Short-Term Incentive Compensation” for more information about the bonuses paid for 2012.
The agreement also provides, among other things, that Mr. Morata has a right to participate in all long-term incentive compensation programs and all other employee benefit plans and programs available to our senior executive officers. In addition, Mr. Morata will be covered by the Santander Group health, life, disability, and accidental death insurance plans for expatriates.
In connection with Mr. Morata's relocation from Brazil to the United States, the agreement provides for:

•
a monthly housing allowance of $10,000 (plus an additional $420 per month for the cost of utilities for such housing), on a grossed-up basis for federal, state, and local income and employment tax purposes;

•	relocation payment of $18,500, on a grossed-up basis;

•	moving expenses, or €7,000 ($9,236, based on the exchange rate on December 31, 2012) in lieu thereof;

•	reimbursement for the cost of airfare for annual visits by Mr. Morata and his family to Sao Paulo;

•	payment of registration and fees associated with schooling for Mr. Morata's school-age children on assignment through high school;

•	payment of costs associated with work permits and visas, job training, and job searches for Mr. Morata's spouse, up to a maximum of $7,400 (on a grossed-up basis);

•	language lessons for Mr. Morata and his household family members up to a maximum of 50 school hours per family member; and

•
a payment of $221,357 (with 50% paid on the first payroll date following commencement of employment and 50% paid 12 months thereafter), on a grossed-up basis, for Mr. Morata's relocation to the United States and other benefits inherent in his previous assignment in Hong Kong.

In addition to the foregoing:

•	we (or Mr. Morata, as applicable) will be responsible for the difference, if any, between the taxes due on Mr. Morata's U.S. income under U.S. tax laws and Brazilian tax laws;

•	we will reimburse Mr. Morata for tax planning and preparation services;

•	we will provide Mr. Morata with a guaranteed exchange rate of $1 to 0.5787100 BRL for transfers from the United States to Brazil, up to $154,803 per year.

The benefits that Mr. Morata actually received in 2012 under the terms of his agreement are reflected in the “Summary Compensation Table.”
In accordance with our policy applicable to all Santander employees who relocate to the United States from abroad in connection with their employment with us, in the event that we terminate Mr. Morata's employment without cause, we will provide for all reasonable moving and relocation expenses incurred in relocating Mr. Morata and his family to Brazil.

Deferred Compensation Arrangements
Deferred Compensation Plan
On December 20, 2006, our Board adopted the Sovereign Bancorp, Inc. 2007 Nonqualified Deferred Compensation Plan, which we refer to as the “Deferred Compensation Plan.” The Deferred Compensation Plan has the following features:

•
Participants may defer up to 100% of their cash bonus and choose among various investment options upon which the rate of return of amounts deferred will be based. We adjust participants' accounts periodically to reflect the deemed gains and losses attributable to the deferred amounts. The specific investment options mirror the investment options in our qualified retirement plan with some additional alternative investments available.

•	We distribute all account balances in cash.

•	Participants are always 100% vested in all amounts deferred.

•	Directors of SHUSA and Sovereign Bank may defer receipt of cash fees received for service as a director into the Deferred Compensation Plan.

•	Distribution events will be only as permitted under Code Section 409A.

Each of the named executive officers is eligible to participate in the Deferred Compensation Plan but no named executive officer deferred any salary or bonus earned in 2012 into the Deferred Compensation Plan.

Other Arrangements
Mr. Sabater began participating in the Sistema de Previsión para Directivos before his commenced his employment with us. Under this arrangement, Santander makes an annual discretionary contribution to participants' accounts based on a percentage of their respective reference salaries from their home country. Under this arrangement, Mr. Sabater is entitled to receive amounts in his account, plus or minus investment gains and losses, upon termination of employment or death or permanent disability. If Mr. Sabater is terminated for cause, he forfeits all amounts in his account.
Messrs. Morán and Yanes were entitled under their respective employment agreements to receive a defined benefit pension benefit upon their retirement from Santander under certain circumstances. Effective December 26, 2012, in accordance with changes in Spanish law and the executives' revised employment agreements, Santander changed the benefit to a defined contribution benefit. In connection with this change, Santander agreed to make lump sum contributions to Messrs. Morán's and Yanes's defined contribution plan accounts in the amounts of the value of their pension benefit on the conversion date. We describe the defined contributions benefit in detail in the description of their respective employment agreements.
Nonqualified Deferred Compensation-2012

Name	Executive Contributions in Last Fiscal Year ($)	Employer Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance At Last Fiscal Year End ($)
Jorge Morán	$—	$1,353,518	$261,045	$—	$13,066,164
Guillermo Sabater	$—	$37,708	$8,980	$—	$272,275
Juan Yanes	$—	$2,516,194	$146,511	$—	$8,455,423

Potential Payments upon Termination or Change in Control
The table below sets forth the value of the benefits (other than payments that were generally available to salaried team members) that would have been due to the named executive officers if they had terminated employment on December 31, 2012, under their respective employment or letter agreement. We describe these agreements, including the material conditions or obligations applicable to the receipt of these benefits, under the caption “Description of Employment Agreements and Related Agreements.”

		Termination for Death or Disability(2)	Involuntary Termination (Desist)	Voluntary Termination for Breach	Involuntary Termination for Cause
Jorge Morán	Severance (1)	$48,727,695	$—	$2,522,000	$—
	Relocation expenses	$—	$25,980	$25,980	$25,980
	Total	$48,727,695	$25,980	$2,547,980	$25,980
Guillermo Sabater	Relocation expenses	$—	$46,861	$46,861	$46,861
	Total	$—	$46,861	$46,861	$46,861
Nuno Matos	Relocation expenses	$—	$12,720	$12,720	$12,720
	Total	$—	$12,720	$12,720	$12,720
Juan Yanes	Severance (1)	$18,203,196	$11,441,457	$11,441,457	$—
	Relocation expenses	$—	$12,709	$12,709	$12,709
	Total	$18,203,196	$11,454,166	$11,454,166	$12,709
Edvaldo Morata	Relocation expenses	$—	$24,861	$24,861	$24,861
	Total	$—	$24,861	$24,861	$24,861

(1)
For severance payment calculation, and time and form of such payments, see “Employment and Severance Agreements.” Excludes amounts payable as legal indemnity under applicable Spanish law. Also excludes payments payable under each executive's respective defined contribution benefit, which we describe above “Deferred Compensation Arrangements.” Severance amounts are generally reduced by any amounts payable under social security or another Santander pension plan, if any.

(2)
Amounts shown are amounts payable upon disability for Messrs. Moran and Yanes (equal to the present value of annual base salary payable for life). Upon death of the executive while employed, the amount payable to the surviving spouse of either is equal to 70% of annual base salary for the spouse's life. These payments are generally reduced by any amounts payable under social security or another Santander pension plan, if any.

Director Compensation in Fiscal Year 2012
We believed that the amount, form, and methods used to determine compensation of our non-executive directors were important factors in:

•
attracting and retaining directors who were independent, interested, diligent, and actively involved in our affairs and who satisfy the standards of Santander, the sole shareholder of our common stock; and

•	providing a simple straight-forward package that compensates our directors for the responsibilities and demands of the role of director.

The following table sets forth a summary of the compensation that we paid to each SHUSA director for service as a director of SHUSA and Sovereign Bank in 2012.

Name	Fees Earned or Paid in Cash(1) ($)	Other Compensation(2) ($)	Total ($)
Juan Antonio Alvarez	$—	$—	$—
Thomas Dundon	$—	$—	$—
Stephen Ferriss	$131,250	$5,115	$136,365
José Maria Fuster	$—	$—	$—
Carlos Garcia	$—	$—	$—
Jerry Grundhofer	$1,100,000	$6,665	$1,106,665
John P. Hamill	$180,000	$5,404	$185,404
Marian L. Heard	$175,000	$4,169	$179,169
Gonzalo de Las Heras	$—	$—	$—
Nuno Matos	$—	$—	$—
Jorge Morán	$—	$—	$—
Alberto Sánchez	$—	$—	$—
Wolfgang Schoellkopf	$290,000	$—	$290,000
Juan Andres Yanes	$—	$—	$—

Footnotes:

1.
Reflects amounts paid in 2012 for the fourth quarter of 2011 and the first three quarters of 2012. Messrs. Alvarez, Fuster, Garcia, de Las Heras, Matos, Morán, Sánchez, and Yanes did not receive compensation for service on our Board for 2012.

2.
For Messrs. Ferriss and Hamill and Ms. Heard, reflects amounts that we reimbursed for airfare for spousal travel to and from Madrid, Spain. For Mr. Grundhofer, reflects amounts that we paid for tickets for his spouse to attend a Formula One racing event.

Director Compensation
Our Board adopted the following compensation program for non-executive directors (other than Mr. de Las Heras, who receives no compensation for service on our Board) for service on our Board and on the Sovereign Bank Board for 2012:

•	$140,000 in cash annually; plus

•	$75,000 in cash annually for the chair of our Enterprise Risk Committee; plus

•	$50,000 in cash annually for each non-executive director who serves on the Executive Committee; plus

•	$35,000 in cash annually for the non-executive directors who serve as the chairs of our Audit Committee and our Compensation Committee; plus

•	$35,000 in cash annually for the non-executive directors who serve on Sovereign Bank's Oversight Committee; plus

•	$5,000 in cash annually for each other Board committee for which such non-executive director serves as chair.

We pay these amounts quarterly in arrears.
Santander approved an arrangement under which Mr. Grundhofer agreed to serve as our non-executive chair for an initial term of July 1, 2011, through June 30, 2014. Under this arrangement, Mr. Grundhofer is entitled to receive a $1,000.000 per year cash retainer, plus an additional $100,000 per year fee, which amount (less applicable taxes) he must use to purchase Santander common stock. We pay these amounts in arrears. If we terminate Mr. Grundhofer's service involuntarily before June 30, 2014, he is entitled to receive the full amount of the retainer fee in a lump sum within 10 days of termination.
On October 18, 2012, our Board approved an annual $35,000 cash retainer for those non‑executive directors who serve on our BSA/AML Oversight Committee. Such cash retainer became effective for the fourth quarter of 2012.
For 2013, the compensation program for non‑executive directors will remain the same.

Directors Participation in Deferred Compensation Plan
Our non-executive directors of SHUSA and of Sovereign Bank may elect defer cash fees earned beginning in 2007 into the Deferred Compensation Plan. The relevant terms of the revised Deferred Compensation Plan, as we describe in the section entitled “Deferred Compensation Arrangements,” apply in the same manner to participants who are directors as they do to participants who are executive officers.
No director deferred fees earned for 2012 into the Deferred Compensation Plan.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

As noted elsewhere in this Form 10-K, on January 30, 2009, SHUSA became a wholly-owned subsidiary of Santander as a result of the consummation of the transactions contemplated by the Transaction Agreement. As a result, following January 30, 2009, all of SHUSA’s voting securities are owned by Santander.
Also as noted elsewhere in this Form 10-K, as a result of the Santander transaction, there are no longer any outstanding equity awards under SHUSA’s equity incentive compensation plans. Pursuant to the Transaction Agreement, (i) all stock options outstanding immediately prior to the Transaction were canceled and any positive difference between the exercise price of any given stock option and the closing price of SHUSA’s common stock on January 29, 2009 was paid in cash to the option holders, and (ii) all shares of restricted stock outstanding immediately prior to the Transaction vested and were treated the same way as all other shares of SHUSA common stock in the Transaction.

ITEM 13 - RELATED PARTY TRANSACTIONS

Certain Relationships and Related Transactions

During each of 2010, 2011 and 2012, SHUSA and/or the Bank were participants in the transactions described below in which a “related person” (as defined in Item 404(a) of Regulation S-K, which includes directors and executive officers who served during the applicable fiscal year) had a direct or indirect material interest and the amount involved in such transaction exceeded $120,000.
Santander Relationship: On January 30, 2009, Santander acquired 100% of SHUSA's common stock. As a result, Santander has the right to elect the members of SHUSA's Board of Directors. In addition, certain individuals who serve as officers of SHUSA, including Mr. Morán, are also employees or officers of, or may be deemed to be officers of, Santander and/or its affiliates. The following transactions occurred during the 2010, 2011 and 2012 fiscal years between SHUSA or the Bank and their affiliates, on the one hand, and Santander or its affiliates, on the other hand.
The Bank has established a derivatives trading program with Santander pursuant to which Santander and its subsidiaries and affiliates provide advice with respect to derivative trades, coordinate trades with counterparties, and act as counterparty in certain transactions. The agreement and the trades are on market rate terms and conditions. In 2010, 114 transactions in the aggregate notional amount of $2,733,843,758 were completed in which Santander participated, for which Santander was paid a total premium of $6,090,885. In 2011, 255 transactions in the aggregate notional amount of $1.8 billion were completed in which Santander and its subsidiaries and affiliates participated, for which Santander was paid a total premium of $210,075. In 2012, 537 transactions in the aggregate notional amount of $3.2 billion were completed in which Santander and its subsidiaries and affiliates participated, for which Santander was paid a total premium of $210,075.
The Bank provides U.S. deposit and other cash management services to Santander's Latin American and European commercial clients. Customer vetting procedures are the same as those that apply to other Bank customers. Under a revenue sharing agreement, Santander receives 50% of the net margin on any deposits, which resulted in fees to Santander for 2010 of $637,236. As of December 31, 2010, there were 177 accounts and 111 customers with approximately $143 million in deposits outstanding under this agreement as of that date. This program ended in 2010 and no fees were paid in 2011 or 2012.
The Bank has established a program to advise and confirm Santander letters of credit in the United States. The terms of the agreement are market and require all fees to be paid by the customer. In 2010, the Bank advised seven letters of credit in the aggregate amount of $739,114. In 2011, the Bank advised two letters of credit in the aggregate amount of $200,699. In 2012, the Bank advised two letters of credit in the aggregate amount of $50,012,670.
In March 2010, SHUSA issued to Santander 3,000,000 shares of SHUSA common stock for a total price of $750 million.
In December 2010, SHUSA issued to Santander 3,000,000 shares of SHUSA common stock for a total price of $750 million. SHUSA also declared a $750 million dividend to Santander during December 2010.
In December 2011, SHUSA issued to Santander 3,200,000 shares of SHUSA common stock for a total price of $800 million. SHUSA also declared an $800 million dividend to Santander during December 2011.

As of December 31, 2010, 2011 and 2012, SHUSA had $1.9 billion, $2.1 billion and $2.0 billion, respectively, of public securities consisting of various senior note obligations, trust preferred security obligations and preferred stock issuances. As of such dates, Santander owned approximately 40.0%, 34.8% and 30.1% of these securities, respectively.

The Company has entered into derivative agreements with Santander and Abbey National PLC with notional values of $3.8 billion, and $2.4 billion, respectively, as of December 31, 2012, which consist primarily of swap agreements to hedge interest rate risk and foreign currency exposure. As of December 31, 2011, these agreements with Santander and Abbey National PLC had notional values of $3.5 billion and $1.0 billion, respectively. Interest expense on these agreements, which is included as a component of interest expense, totaled $54,361 and $121,907 for 2012 and 2011, respectively.
In 2010, Capital Street Delaware LP, a subsidiary of SHUSA, sold $18.1 million and $25.4 million of past-due retail auto loans and charged-off retail auto loans, respectively, to Servicios de Cobranza, Recuperacion y Seguimiento, S.A. DE C.V. SHUSA guaranteed the payments of principal and interest on the past-due retail auto loans sold. In 2011, Capital Street Delaware LP purchased $1.1 million of retail auto loans from Servicios de Cobranza, Recuperacion y Seguimiento, S.A. DE C.V.
In 2010, SHUSA extended a $10 million unsecured loan to Servicios de Cobranza, Recuperacion y Seguimiento, S.A. DE C.V. (“SCRS”) For 2010, the highest balance outstanding was $10 million and the principal balance as of December 31, 2010 was $10 million. SCRS did not pay any interest to SHUSA in 2010 in connection with this loan. For 2011, the highest balance outstanding was $10 million and the principal balance as of December 31, 2011 was $2 million. SCRS paid approximately $0.1 million in interest to SHUSA for 2011 in connection with this loan. This loan was paid off in November 2012. SCRS paid approximately $39,566 in interest to SHUSA for 2012.
In 2010, 2011 and 2012, the Company and its subsidiaries borrowed money and obtained credit from Santander and its affiliates. Each of the transactions was done in the ordinary course of business and on market terms prevailing at the time for comparable transactions with persons not related to Santander and its affiliates, including interest rates and collateral, and did not involve more than the normal risk of collectability or present other unfavorable features. The transactions are as follows:

•
In 2006, Santander extended a $425 million unsecured line of credit to the Bank for federal funds and Eurodollar borrowings and for the confirmation of standby letters of credit issued by the Bank. The line was increased to $2.5 billion in 2009. In the third quarter of 2011 this line was decreased to $1.5 billion and in the fourth quarter of 2011 this line was further decreased to $1.0 billion. This line of credit can be canceled by either the Bank or Santander at any time and can be replaced by the Bank at any time. For 2010, the highest balance outstanding was $1,972,921,810 and the principal balance as of December 31, 2010 was $1,735,361,677, all of which was for confirmation of standby letters of credit. The Bank paid $14,119,180 in fees to Santander in 2010 in connection with this line of credit. For 2011, the highest balance outstanding was $1,735,361,677 and the principal balance as of December 31, 2011 was $607,737,848, all of which was for confirmation of standby letters of credit. The Bank paid approximately $10.5 million and $2.5 million in fees to Santander in 2011and 2012, respectively, in connection with this line of credit.

•
In 2009, the Company established a $1 billion line of credit with Santander's New York branch. For 2010, the highest balance outstanding was $890 million and the balance as of December 31, 2010 was $250 million. The Company paid $557,128 in interest and $1,722,986 in non-use fees to Santander on this line of credit for 2010. For 2011, the highest balance outstanding was $250,000,000 and the line of credit matured in September 2011 and was not renewed. The Company paid $431,250 in interest and $982,639 in non-use fees to Santander on this line of credit for 2011.

•
In December 2009 the Company borrowed $250 million from Santander Overseas Bank, Inc. For 2010, the highest outstanding balance on the line was $250 million and the balance as of December 31, 2010 was $0. The Company paid $269,514 in interest to Santander Overseas Bank, Inc. with respect to this line in 2010. This line was terminated in 2010.

•
In 2009 Santander's New York Branch provided an approximately $2 million letter of credit on behalf of the Bank. The Bank paid Santander $15,755, $11,688 and $5,865 in fees for the letter of credit in 2010, 2011 and 2012, respectively.

•
In March 2010, SHUSA issued to Santander a $750 million subordinated note due March 15, 2020 bearing at an interest rate of 5.75% through March 14, 2015 and 6.25% beginning March 15, 2015 and until the Note is repaid. SHUSA paid Santander $23,239,583, $43,125,000 and $43,125,000 in interest in 2010, 2011 and 2012, respectively.

•
In 2010, Banco Santander S.A. provided a $250 million letter of credit on behalf of the Bank. The Bank paid Santander $1,901,042 in fees for the letter of credit in 2010 and 2011, and $979,167 in fees for the letter of credit in 2012.

•
In 2010 the Company established a $1.5 billion line of credit with Santander's New York branch. This line can be canceled by either the Company or Santander at any time and can be replaced by the Company at any time. For each of 2010 and 2011, the highest balance outstanding (and the balance as of December 31, 2010, 2011 and 2012) was $0. The Company did not pay any interest to Santander with respect to this line of credit for 2010, 2011 and 2012.

•
In 2010, the Bank issued a Certificate of Deposit to Banco Santander International, in the amount of $10,000,000 accruing interest at 0.55%. The Certificate of Deposit was redeemed and was at $0 as of December 31, 2010.

The following transactions occurred during 2011 and 2010 between SCUSA and various affiliates of Santander, at which time SCUSA was a consolidated subsidiary of the Company. As of December 31, 2012, the Company accounts for SCUSA as an equity method investment. See Note 3 of the Notes to Consolidated Financial Statements for more information related to the SCUSA Transaction.

•
SCUSA established a $1 billion line of credit with Santander's New York branch for letters of credit. For 2010, the highest balance outstanding under this line was $473.7 million and the balance as of December 31, 2010 was $198.5 million. As of December 31, 2010 the facility commitment was reduced to $500 million. In 2010, SCUSA paid $6,666,457 in interest and fees on this line of credit. For 2011, the highest balance outstanding under this line was $351.9 million and the balance as of December 31, 2011 was $285.9 million. In 2011, SCUSA paid $3,020,519 in interest and fees on this line of credit, with $844,901 accrued and unpaid as of December 31, 2011.

•
SCUSA had established a $100 million revolving line of credit with Santander Benelux, SA, NV (“Benelux”). This line of credit could be canceled by either SCUSA or Benelux at any time and can be replaced by SCUSA at any time. For all of 2010 and 2011, the line was fully utilized. In 2010 and 2011, SCUSA paid Benelux $2,144,103 and $2,013,719, respectively, in interest on this line of credit. The line was terminated by mutual consent of Benelux and SCUSA on December 30, 2011.

•
SCUSA had established a $150 million revolving line of credit with Benelux. This line of credit could be canceled by either SCUSA or Benelux at any time and can be replaced by SCUSA at any time. The highest balance on the line during each of 2010 and 2011 was $150 million. The outstanding balance of the line as of December 31, 2010 was $150 million. In 2010, SCUSA paid Benelux $1,860,143 in interest on this line of credit. The outstanding balance of the line as of December 31, 2011 was $0. In 2011, SCUSA paid Benelux $3,178,604 in interest on this line of credit. The line was terminated by mutual consent of Benelux and SCUSA on December 30, 2011.

•	In 2009, SCUSA had a $200 million unsecured line of credit from Santander's New York branch. This line of credit was paid off in early 2010.

•	In 2009, SCUSA had a $500 million warehouse line of credit with Santander's New York branch. This line of credit was paid off in early 2010.

•	In 2009, SCUSA had a $1.7 billion warehouse line of credit with Abby National Bank. This line of credit was paid off in early 2010.

•
Santander Consumer Receivables 2 LLC (a subsidiary of SCUSA) had a $3.65 billion line of credit with Santander's New York branch. This line of credit can be canceled by either the Santander Consumer Receivables 2 LLC or Santander at any time and can be replaced by Santander Consumer Receivables 2 LLC at any time. The highest outstanding balance of the line in 2010 was $2,930,200,000. As of December 31, 2010, the balance of the line was $2,552,000,000. In 2010, Santander Consumer Receivables 2 LLC paid $30,482,170 in interest on this line of credit. During December 2011, Santander Consumer Receivables 2 LLC had a name change to Santander Consumer Funding 3 LLC. On December 30, 2011, the Santander Consumer Funding 3 LLC line of credit was amended and restated, reducing its commitment to $1,750,000,000. The highest outstanding balance of the line in 2011 was $3,637,500,000. As of December 31, 2011, the balance of the line was $1,747,800,000. In 2011, Santander Consumer Funding 3 LLC f/k/a Santander Consumer Receivables 2 LLC paid $37,251,790 in interest on this line of credit and had $3,067,121 accrued and unpaid as of December 31, 2011.

•
On December 30, 2011 Santander Consumer Funding 5 LLC was opened with Santander's New York branch for a commitment of $1,750,000,000. The highest outstanding balance of the line in 2011 was $300,000,000. As of December 31, 2011, the balance of the line was $300,000,000. In 2011, Santander Consumer Funding 5 LLC paid $0 in interest on this line of credit during 2011 and had $44,060 accrued and unpaid as of December 31, 2011

In 2010, 2011, and 2012, the Company and its affiliates entered into, or were subject to, various service agreements with Santander and its affiliates. Each of the agreements was done in the ordinary course of business and on market terms. The agreements are as follows:

•
NW Services Co., a Santander affiliate doing business as Aquanima, is under contract with the Bank to provide procurement services, with total fees paid in 2010, 2011 and 2012 in the amount of $2.2 million, $3.4 million and $3.7 million, respectively.

•
Santander, through its New York branch, is party to an agreement that commenced as of January 1, 2012 to license to the Bank office space in New York, New York, with total fees paid in 2012 in the amount of $0.8 million of a $1.2 million rental obligation.

•
Geoban, S.A., a Santander affiliate, is under contract with the Bank to provide administrative services, consulting and professional services, application support and back-office services, including debit card disputes and claims support, and consumer and mortgage loan set-up and review; with total fees paid in 2010, 2011 and 2012 in the amount of $9.8 million, $15.3 million and $16.8 million, respectively.

•
Ingenieria De Software Bancario S.L., a Santander affiliate, is under contract with the Bank to provide information technology development, support and administration, with total fees paid in 2010, 2011 and 2012 in the amount of $120.9 million, $113.7 million and $127.6 million, respectively.

•
Produban Servicios Informaticos Generales S.L., a Santander affiliate, is under contract with the Bank to provide professional services, and administration and support of information technology production systems, telecommunications and internal/external applications, with total fees paid in 2010, 2011and 2012 in the amount of $58.1 million, $82.6 million and $96.5 million, respectively.

•
Santander Back-Offices Globales Mayoristas S.A., a Santander affiliate, is under contract with the Bank to provide administrative services and back-office support for the Bank's derivative, foreign exchange and hedging transactions and programs, with total fees paid in 2010, 2011 and 2012 in the amount of $0.1 million, $0.4 million and $0.4 million, respectively.

•
Santander Global Facilities (“SGF”), a Santander affiliate, is under contracts with the Bank to provide: (a) administration and management of employee benefits and payroll functions for the Bank and other affiliates, including employee benefits and payroll processing services provided by third party sponsorship by SGF; and (b) property management and related services; with total fees paid in 2010, 2011 and 2012 in the amount of $10.0 million, $10.8 million and $10.9 million, respectively.

•
Santander Securities, LLC, a Santander affiliate, is party to an agreement that commenced as of April 12, 2012 to perform duties as an introducing broker dealer for the Northeast United States, with total fees paid in 2012 in the amount of $3.5 million.

•
SSLLC in under a contract with the Bank commencing as of September 12, 2012 to provide networking and marketing in connection with insurance and security offerings, with total fees paid by the Bank in 2012 in the amount of $887,482.41. Such fees were netted out of commissions paid to the Bank in 2012 in the the amount of $9,151,802.05.

•
The Company is a party to a state tax sharing agreement with SCUSA, the Bank, and certain affiliates dated as of December 31, 2011.  This agreement generally provides for an allocation for certain periods of the consolidated return state tax liability of the parties based on their separate taxable incomes and the payment of tax benefits measured by the difference between their separate return tax liability and their allocated share of consolidated return tax.

•

•
Santander, through its New York branch, is under an agreement with the Bank to provide support for  derivatives transactions  to the Bank.  The Bank is under agreements with Santander, through its New York branch, to provide credit risk analysis and investment advisory services to Santander.

•
During the years ended December 31, 2012, 2011 and 2010, the Company recorded income of $0.1 million, $0.0 million and $0.6 million, respectively, and expenses of $27.2 million, $39.8 million and $29.1 million, respectively, related to transactions with SCUSA. In addition, as of December 31, 2012 and December 31, 2011, the Company had receivables and prepaid expenses with SCUSA in the amounts of $59.2 million and $99.1 million, respectively. The activity is primarily related to SCUSA's servicing of certain SHUSA outstanding loan portfolios and dividends paid by SCUSA to SHUSA. Transactions which occurred prior to the SCUSA Transaction, which was effective December 31, 2011, have been eliminated from the Consolidated Statements of Comprehensive Income at December 31, 2011 and 2010 as intercompany transactions.

•
Thomas G. Dundon: In addition to the employment relationship described in the Compensation Discussion and Analysis included in Part III-Item 11, Mr. Dundon is also party to certain agreements with the Company in connection with the SCUSA Transaction. Refer to the discussion of the SCUSA Transaction included in Note 3 of the Notes to Consolidated Financial Statements for additional information.

•
Carlos Garcia, who became a director of SHUSA on January 26, 2012, has been employed as the Chief of Staff to the Chief Executive Officer, Chief of Corporate Affairs and Communications Officer since 2011. Mr. Garcia received total compensation in 2012 of $1,381,367 in the aggregate, consisting of a base salary of $480,000, a bonus of $800,000 (to include any applicable deferral), and other compensation, including perquisites such as personal use of a Company automobile and paid parking, expected to amount to approximately $23,000. Mr. Garcia has agreed to certain restrictive and noncompetition covenants and, under certain circumstances, in addition to the severance benefits to which other Bank employees are entitled, may be entitled to a severance payment of $1,500,000, if the qualifying termination occurs within three years of his start of employment, and 24 months of his monthly base salary, if the qualifying termination occurs after three years from his start of employment. “Qualifying terminations,” for purposes of Mr. Garcia's enhanced severance benefits, include termination without cause, the elimination of his position or voluntary resignation with good reason or within one year after a change of control of the Bank. Under certain circumstances, Mr. Garcia may have to repay a portion of the enhanced severance benefits described above if he returns to employment with the Bank (or any other Santander affiliate) within 12 months of his termination date. In 2011, Mr. Garcia received a housing allowance, installation payment, and relocation expense reimbursements in the total amount of $539,565 as a one-time payment to support his relocation to Boston. If Mr. Garcia voluntarily terminates his employment with the Bank, or if his employment is terminated by the Bank for cause prior to the completion of 12 months of service, Mr. Garcia will be required to reimburse a pro-rata portion of the relocation expenses.

Loans to Directors and Executive Officers

SHUSA, through the Bank, is in the business of gathering deposits and making loans. Like many financial institutions, SHUSA actively encourages its directors and the companies which they control and/or are otherwise affiliated with to maintain their banking business with the Bank, rather than with a competitor.
All lending relationships between the Bank and its directors and the entities which they control are subject to Regulation O under the Federal Reserve Act and are in compliance with Regulation O. In general, Regulation O prohibits the Bank from making loans to directors and executive officers unless the loan (1) is made on substantially the same terms (including interest rates and collateral) as, and follows credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions by the Bank with other persons who are not subject to Regulation O and are not employed by Sovereign Bank. In addition, in management's opinion, all loans to directors and entities with which they are affiliated (whether or not controlled by them and therefore, subject to Regulation O) were made in the ordinary course of business and on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with similar customers not affiliated with the Bank and do not involve more than normal collection risk or present other unfavorable features. SHUSA believes that the aggregate dollar amount of the Bank's loans to directors and the entities with which they are affiliated represent insignificant percentages of the Bank's total loans and equity.
In addition, the Bank provides other banking services to its directors and entities with which they are affiliated. In each case, these services are provided in the ordinary course of the Bank's business and on substantially the same terms as those prevailing at the time for comparable transactions with others.

The Bank, as part of its banking business, also extends loans to officers and employees of SHUSA and the Bank and their respective subsidiaries. Such loans are provided in the ordinary course of the Bank's business, are on substantially the same general terms as those prevailing at the time for comparable transactions with others not affiliated with the Bank and do not involve more than the normal risk of collectability. As permitted by Regulation O, certain mortgage loans made to directors and employees of SHUSA and the Bank, including SHUSA's executive officers, are priced at up to a 1% discount to market, but contain no other terms different than terms available in comparable transactions with non-employees. The 1% discount is discontinued when an employee terminates his or her employment with SHUSA or the Bank. No such loans have been non-accrual, past due, restructured or potential problem loans. Such loans to SHUSA's directors and executive officers consist of:

•
A fixed-rate mortgage loan to Mr. de Las Heras, one of our directors, in the original principal amount of $400,000. The interest rate on this loan is 3.99%. For 2012, the highest outstanding balance was $381,818, and the balance outstanding at December 31, 2012 was $374,684. Mr. de Las Heras paid $7,134 in principal and $13,862 in interest on this loan in 2012.

•
An adjustable rate first mortgage loan to Mr. Garcia, a director and executive officer, in the original principal amount of $1,378,125. The interest rate on this loan was 3.125%. For 2012, the highest outstanding balance was $1,371,163, and the balance outstanding at December 31, 2012 was $0. Mr. Garcia paid $1,371,163 in principal and $32,890 in interest on this loan in 2012.

•
An adjustable rate first mortgage loan to Mr. Garcia in the original principal amount of $1,354,000. The interest rate on this loan is 1.75%. For 2012, the highest outstanding balance was $$1,354,000, and the balance outstanding at December 31, 2012 was $1,351,138. Mr. Garcia paid $2,863 in principal and $1,975 in interest on this loan in 2012.

•
A fixed-rate first mortgage loan to Mr. Hamill, one of our directors, in the original principal amount of $225,000. The interest rate on this loan was 4.75%. For 2012, the highest outstanding balance was $223,485, and the balance outstanding at December 31, 2011 was $0. Mr. Hamill paid $223,485 in principal and $13,862 in interest on this loan in 2012.

•
An adjustable rate first mortgage loan to Ms. Howe, an executive officer, in the original principal amount of $450,000. The interest rate on this loan is 1.38%. For 2012, the highest outstanding balance was $450,000, and the balance outstanding at December 31, 2012 was $442,902. Ms. Howe paid $7,098 in principal and $3,585 in interest on this loan in 2012.

•
An adjustable rate first mortgage loan to Mr. Miree, an executive officer, in the original principal amount of $1,106,250. The interest rate on this loan is 2.25%. For 2012, the highest outstanding balance was $1,093,263, and the balance outstanding at December 31, 2012 was $972,785. Mr. Miree paid $120,478 in principal and $22,590 in interest on this loan in 2012.

•
An adjustable rate first mortgage loan to Mr. Morata, an executive officer, in the original principal amount of $912,000. The interest rate on this loan is 2.5%. For 2012, the highest outstanding balance was $845,763, and the balance outstanding at December 31, 2012 was $783,576. Mr. Morata paid $62,187 in principal and $20,511 in interest on this loan in 2012.

•
An adjustable rate first mortgage loan to Mr. Papa, an executive officer, in the original principal amount of $999,900. The interest rate on this loan was 2.75%. For 2012, the highest outstanding balance was $992,714, and the balance outstanding at December 31, 2012 was $0. Mr. Papa paid $992,713 in principal and $8,836 in interest on this loan in 2012.

•
An adjustable rate first mortgage loan to Mr. Papa, an executive officer, in the original principal amount $995,000. The interest rate on this loan is 2%. For 2012, the highest outstanding balance was $995,000, and the balance outstanding at December 31, 2012 was $978,750. Mr. Papa paid $16,250 in principal and $13,172 in interest on this loan in 2012.

•
A fixed-rate first mortgage loan to Mr. Pfirrman, an executive officer, in the original principal amount of $300,000. The interest rate on this loan is 3.81%. For 2012, the highest outstanding balance was $257,452, and the balance outstanding at December 31, 2012 was $242,104. Mr. Pfirrman paid $15,347 in principal and $9,571 in interest on this loan in 2012.

•
An adjustable rate mortgage loan to Mr. Pfirrman in the original principal amount of $249,000. The interest rate on this loan is 1.99%. There was no outstanding balance on this loan during 2012, and Mr. Pfirrman did not pay any principal or interest on this loan in 2012.

•
An adjustable rate first mortgage loan to Mr. Sabater, an executive officer, in the original principal amount of $545,000. The interest rate on this loan is 1.875%. For 2012, the highest outstanding balance was $534,734, and the balance outstanding at December 31, 2012 was $477,695. Mr. Sabater paid $57,039 in principal and $9,590 in interest on this loan in 2012.

•
A fixed-rate mortgage loan to Mr. Sanchez, one of our directors, in the original principal amount of $341,000. The interest rate on this loan is 3.875%. For 2012, the highest outstanding balance was $308,206, and the balance outstanding at December 31, 2012 was $285,769. Mr. Sanchez paid $22,437 in principal and $11,392 in interest on this loan in 2012.

•
An adjustable rate mortgage loan to Mr. Stock, an executive officer, in the original principal amount of $765,000. The interest rate on this loan is 2.265%. For 2012, the highest outstanding balance was $755,141, and the balance outstanding at December 31, 2012 was $134,073. Mr. Stock paid $621,068 in principal and $2,152 in interest on this loan in 2012.

Approval of Related Transactions

Prior to and following January 30, 2009, the date on which the Santander transaction was consummated, SHUSA has had policies to approve all proposed transactions between SHUSA and its subsidiaries, on the one hand, and “related persons” (as defined therein), on the other hand. SHUSA's policies require that all related person transactions be reviewed for compliance and applicable banking and securities laws and be approved by, or approved pursuant to procedures approved by, the Bank's “Transactions with Affiliates Committee” (except for loans to directors and executive officers subject to Regulation O, which are handled under a different process). Moreover, SHUSA's policies require that all material transactions be approved by SHUSA's Board or the Bank's Board.

Director Independence

As noted elsewhere in this Form 10-K, on January 30, 2009, SHUSA became a wholly-owned subsidiary of Santander as a result of the consummation of the transactions contemplated by the Transaction Agreement. As a result, all of SHUSA's voting common equity securities are owned by Santander and are no longer listed on the NYSE. However, the depository shares of SHUSA's Series C non-cumulative preferred stock continue to be listed on the NYSE. In accordance with the NYSE rules, because SHUSA does not have common equity securities but rather only preferred and debt securities listed on the NYSE, the SHUSA Board is not required to have a majority of “independent” directors. Nevertheless, this Item 13 requires SHUSA to identify each director that is “independent” using a definition of independence of a national securities exchange, such as the NYSE's listing standards (to which SHUSA is not currently subject). Based on the foregoing, although the SHUSA Board has not made a formal determination on the matter, under current NYSE listing standards (to which SHUSA is not currently subject), SHUSA believes that Directors Grundhofer, de Las Heras, Ferriss, Hamill, Heard and Schoellkopf would be independent under such standards.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES
Fees of the Independent Auditor
The following tables set forth the aggregate fees for services rendered to the Company, for the fiscal year ended December 31, 2012 by our principal accounting firm, Deloitte & Touche LLP.

Fiscal Year Ended December 31, 2012
Audit Fees	$3,758,400
Audit-Related Fees	277,400
Tax Fees	61,000
All Other Fees	—
Total Fees	$4,096,800

Audit fees in 2012 included fees associated with the annual audit of the financial statements and the audit of internal control over financial reporting of the Company, the reviews of the Quarterly Reports on Form 10-Q, certain accounting consultations, consent to use its report in connection with various documents filed with the SEC, and comfort letters issued to underwriters for securities offerings.
Audit-related fees in 2012 principally included audits of employee benefit plans, audits of separate subsidiary financial statements required by their formation agreements, and attestation reports required under services agreements.
Tax fees in 2012 included tax compliance, tax advice and tax planning.

Total fees decreased for the year-ended 2012 as compared to the year-ended 2011 as audit fees incurred by SCUSA were not included. As a result of the SCUSA Transaction, SCUSA was not a consolidated subsidiary in 2012. See further discussion on the SCUSA Transaction in Note 3 to the Consolidated Financial Statements.

The following tables set forth the aggregate fees for services rendered to the Company for the fiscal year ended December 31, 2011 by our principal accounting firm, Deloitte & Touche LLP.

Fiscal Year Ended December 31, 2011
Audit Fees	$4,884,000
Audit-Related Fees	735,900
Tax Fees	150,000
All Other Fees	277,400
Total Fees	$6,047,300

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

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by Independent Auditor
During 2012, SHUSA’s Audit Committee pre-approved audit and non-prohibited, non-audit services provided by the independent auditor after its appointment as such. These services may have included audit services, audit-related services, tax services and other services. The Audit Committee adopted a policy for the pre-approval of services provided by the independent auditor. Under the policy, pre-approval was generally provided for up to one year and any pre-approval was detailed as to the particular service or category of services and was subject to a specific budget. In addition, the Audit Committee may also have pre-approved particular services on a case-by-case basis. For each proposed service, the Audit Committee received detailed information sufficient to enable the Audit Committee to pre-approve and evaluate such service. The Audit Committee may have delegated pre-approval authority to one or more of its members. Any pre-approval decisions made under delegated authority was communicated to the Audit Committee at or before its next scheduled meeting. There were no waivers by the Audit Committee of the pre-approval requirement for permissible non-audit services in 2012.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

1. Financial Statements.

The following financial statements are filed as part of this report:

Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders' Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Audited consolidated financial statements of SCUSA of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012 are filed with this Report as Exhibit 99.2 and incorporated herein by reference.

2. Financial Statement Schedules.

Financial statement schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

(b)Exhibits

(2.1)
Transaction Agreement, dated as of October 13, 2008, between Santander Holdings USA, Inc. and Banco Santander, S.A. (Incorporated by reference to Exhibit 2.1 to SHUSA's Current Report on Form 8-K filed October 16, 2008) (Commission File Number 333-172807)

(3.1)
Amended and Restated Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed January 30, 2009) (Commission File Number 333-172807)

(3.2)
Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc.'s Current Report on Form 8-K filed March 27, 2009) (Commission File Number 333-172807)

(3.3)
Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed February 5, 2010) (Commission File Number 333-172807)

(3.4)
Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.2 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed June 21, 2011) (Commission File Number 333-172807)

(3.5)
Amended and Restated Bylaws of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 of Santander Holdings USA, Inc.’s Current Report on Form 8-K filed June 21, 2011) (Commission File Number 333-172807)

(4.1)
Santander Holdings USA, Inc. has certain debt obligations outstanding. None of the instruments evidencing such debt authorizes an amount of securities in excess of 10% of the total assets of Santander Holdings USA, Inc. and its subsidiaries on a consolidated basis; therefore, copies of such instruments are not included as exhibits to this Annual Report on Form 10-K. Santander Holdings USA, Inc. agrees to furnish copies to the SEC on request.

(4.2)
Fiscal Agency Agreement dated December 22, 2008 between Sovereign Bank and The Bank of New York Mellon Trust Company, N.A., as fiscal agent (Incorporated by reference to Exhibit 4.1 to SHUSA's Current Report on Form 8-K filed December 22, 2008) (Commission File Number 333-172807)

(4.3)
Fiscal Agency Agreement dated December 22, 2008 between Santander Holdings USA, Inc. and The Bank of New York Mellon Trust Company, N.A., as fiscal agent (Incorporated by reference to Exhibit 4.2 to SHUSA's Current Report on Form 8-K filed December 22, 2008) (Commission File Number 333-172807)

(10.1)
Commercial Paper Dealer Agreement between Santander Holdings USA, Inc. and Santander Investment Securities Inc., dated as of July 15, 2010 (Incorporated by reference to Exhibit 10.1.1 to SHUSA's Current Report on Form 8-K filed July 21, 2010) (Commission File Number 333-172807)

(10.2)
Investment Agreement, dated October 20, 2011, by and between Santander Holdings USA, Inc. and Sponsor Auto Finance Holdings Series LP., together with the exhibits thereto. (Incorporated by reference to Exhibit 10.2 to SHUSA's Current Report on Form 8-K/A filed filed October 18, 2012 (Commission File Number 001-16581) and SHUSA's Current Report on Form 8-K filed October 21, 2011 (Commission File Number 001-16581)).

(10.3)
Investment Agreement, dated October 20, 2011, by and between Santander Holdings USA, Inc. and Dundon DFS LLC, together with the exhibits thereto. (Incorporated by reference to Exhibit 10.3 to SHUSA's Current Report on Form 8-K/A filed October 18, 2012 (Commission File Number 001-16581) and SHUSA's Current Report on Form 8-K filed October 21, 2011 (Commission File Number 001-16581))

(10.4)	Settlement Agreement and Release dated as of November 23, 2012 between The Bank of New York Mellon Trust Company, N.A. and Santander Holdings USA, Inc.

(21.1)	Subsidiaries of Registrant

(23.1)	Consent of Deloitte & Touche LLP (Santander Holdings USA, Inc.)

(31.1)	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99.1)	Santander Consumer USA consolidated financial statements as of December 31, 2012 and 2011 and for the years ended December 31, 2011, 2012.

(101)	Interactive Data File (XBRL). Filed herewith

EXHIBITS INDEX

(2.1)
Transaction Agreement, dated as of October 13, 2008, between Santander Holdings USA, Inc. and Banco Santander, S.A. (Incorporated by reference to Exhibit 2.1 to SHUSA's Current Report on Form 8-K filed October 16, 2008) (Commission File Number 333-172807)

(3.1)
Amended and Restated Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed January 30, 2009) (Commission File Number 333-172807)

(3.2)
Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc.'s Current Report on Form 8-K filed March 27, 2009) (Commission File Number 333-172807)

(3.3)
Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed February 5, 2010) (Commission File Number 333-172807)

(3.4)
Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.2 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed June 21, 2011) (Commission File Number 333-172807)

(3.5)
Amended and Restated Bylaws of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 of Santander Holdings USA, Inc.’s Current Report on Form 8-K filed June 21, 2011) (Commission File Number 333-172807)

(4.1)
Santander Holdings USA, Inc. has certain debt obligations outstanding. None of the instruments evidencing such debt authorizes an amount of securities in excess of 10% of the total assets of Santander Holdings USA, Inc. and its subsidiaries on a consolidated basis; therefore, copies of such instruments are not included as exhibits to this Annual Report on Form 10-K. Santander Holdings USA, Inc. agrees to furnish copies to the SEC on request.

(4.2)
Fiscal Agency Agreement dated December 22, 2008 between Sovereign Bank and The Bank of New York Mellon Trust Company, N.A., as fiscal agent (Incorporated by reference to Exhibit 4.1 to SHUSA's Current Report on Form 8-K filed December 22, 2008) (Commission File Number 333-172807)

(4.3)
Fiscal Agency Agreement dated December 22, 2008 between Santander Holdings USA, Inc. and The Bank of New York Mellon Trust Company, N.A., as fiscal agent (Incorporated by reference to Exhibit 4.2 to SHUSA's Current Report on Form 8-K filed December 22, 2008) (Commission File Number 333-172807)

(10.1)
Commercial Paper Dealer Agreement between Santander Holdings USA, Inc. and Santander Investment Securities Inc., dated as of July 15, 2010 (Incorporated by reference to Exhibit 10.1.1 to SHUSA's Current Report on Form 8-K filed July 21, 2010) (Commission File Number 333-172807)

(10.2)
Investment Agreement, dated October 20, 2011, by and between Santander Holdings USA, Inc. and Sponsor Auto Finance Holdings Series LP., together with the exhibits thereto. (Incorporated by reference to Exhibit 10.2 to SHUSA's Current Report on Form 8-K/A filed filed October 18, 2012 (Commission File Number 001-16581) and SHUSA's Current Report on Form 8-K filed October 21, 2011 (Commission File Number 001-16581)).

(10.3)
Investment Agreement, dated October 20, 2011, by and between Santander Holdings USA, Inc. and Dundon DFS LLC, together with the exhibits thereto. (Incorporated by reference to Exhibit 10.3 to SHUSA's Current Report on Form 8-K/A filed October 18, 2012 (Commission File Number 001-16581) and SHUSA's Current Report on Form 8-K filed October 21, 2011 (Commission File Number 001-16581))

(10.4)	Settlement Agreement and Release dated as of November 23, 2012 between The Bank of New York Mellon Trust Company, N.A. and Santander Holdings USA, Inc.

(21.1)	Subsidiaries of Registrant

(23.1)	Consent of Deloitte & Touche LLP (Santander Holdings USA, Inc.)

(31.1)	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99.1)	Santander Consumer USA consolidated financial statements as of December 31, 2012 and 2011 and for the years ended December 31, 2011, and 2012.

(101)	Interactive Data File (XBRL). Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANTANDER HOLDINGS USA, INC. (Registrant)
Date:	March 15, 2013	/s/ Jorge Morán
Jorge Morán
President and Chief Executive Officer (Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jorge Morán Jorge Morán	President Chief Executive Officer (Principal Executive Officer)	March 15, 2013

/s/ Guillermo Sabater Guillermo Sabater	Senior Executive Vice President Chief Financial Officer (Principal Financial Officer)	March 15, 2013

/s/ Jerry Grundhofer Jerry Grundhofer	Chairman of the Board	March 15, 2013

/s/ José Antonio Alvarez José Antonio Alvarez	Director	March 15, 2013

/s/ Thomas G. Dundon Thomas G. Dundon	Director	March 15, 2013

/s/ Stephen Ferriss Stephen Ferriss	Director	March 15, 2013

/s/ José Maria Fuster José Maria Fuster	Director	March 15, 2013

/s/ Gonzalo de Las Heras Gonzalo de Las Heras	Director	March 15, 2013

/s/ John Hamill John Hamill	Director	March 15, 2013

/s/ Marian L. Heard Marian L. Heard	Director	March 15, 2013

/s/ Carlos Garcia Carlos Garcia	Chief of Staff and Chief of Corporate Affairs and Communications Officer	March 15, 2013

/s/ Alberto Sánchez Alberto Sánchez	Director	March 15, 2013

/s/ Wolfgang Schoellkopf Wolfgang Schoellkopf	Director	March 15, 2013

/s/ Juan Andres Yanes Juan Andres Yanes	Chief Compliance and Internal Controls Officer and Senior Executive Vice President	March 15, 2013