Form 10-K/A
period 2012-12-31
Santander Holdings USA, Inc.
filed 2013-04-05
CIK 811830

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

Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐*

*Registrant is not subject to the requirements of Rule 405 of Regulation S-T at this time.

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

Explanatory Note

This Amendment No. 1 to the Annual Report on Form 10-K/A (this “Amendment No. 1”) of Santander Holdings USA, Inc. (the “Company”) amends the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, which was filed with the U.S. Securities and Exchange Commission on March 15, 2013 (the “Original Filing”). The Company is filing this Amendment No. 1 solely to amend and restate Item 11 – Executive Compensation.  The amendment and restatement reflects the following changes:

·   The table presented under the heading “Summary Compensation Table – 2012,” which appears on page 216 of the Original Filing, incorrectly stated that Mr. Jorge Morán has received or will receive $7,885,432 of All Other Compensation and $13,635,089 in Total Compensation during the year ended December 31, 2012.  Mr. Morán actually has received or will receive $2,429,432 of All Other Compensation and Total Compensation of $8,179,089 during the year ended December 31, 2012.  The Summary Compensation Table and the table included in footnote 8 thereto (footnote 9 in the Original Filing) are therefore being amended to reflect such amounts.

·   The Summary Compensation Table – 2012 in the Original Filing also incorrectly stated that Mr. Juan Yanes has received or will receive $3,327,402 of All Other Compensation and $5,973,874 in Total Compensation during the year ended December 31, 2012.  Mr. Yanes actually has received or will receive $3,329,073 of All Other Compensation and $5,975,545 in Total Compensation during the year ended December 31, 2012.  The Summary Compensation Table and the table included in footnote 8 thereto (footnote 9 in the Original Filing) are therefore being amended to reflect such amounts.

·    The description of Mr. Morán’s and Mr. Yanes’ employment agreements on pages 224 and 227 of the Original Filing, respectively, are being amended to reflect that payments to Mr. Morán and Mr. Yanes in the event that Santander desists  (a type of termination of employment under Spanish law), after such executive reaches age 50 with 10 years of service, or if such executive terminates employment due to Santander's breach of his employment agreement, will not be net of amounts due from social security or another Santander pension plan, if any.

·   The table included under the heading “Potential Payments upon Termination or Change in Control,” appearing on page 231 of the Original Filing, is being amended to reflect that Mr. Morán is not entitled to any severance upon voluntary termination for breach (the table in the Original Filing incorrectly stated that he was entitled to $2,522,000 in such event).  Footnote 1 to that table has also been revised to delete the statement that “severance amounts are generally reduced by any amounts payable under social security or another Santander pension plan, if any.”

     In addition, as required by Rule 12b-15 promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Amendment No. 1.  Except as described above, no other amendments are being made to the Original Filing.  This Amendment No. 1 does not reflect events after the filing of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.  Pursuant to Rule 12b-15 promulgated under the Exchange Act, the complete text of Part III, Item 11, and Part IV, Item 15, as amended, are set forth in this Amendment No. 1.

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

Summary Compensation Table-2012

Name and Principal Position	Year	Salary ($) (4)	Bonus ($)	Stock Awards ($) (5)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (6)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (7)	All Other Compensation ($) (8)	Total ($)

Jorge Morán(1)	2012	$2,522,000	$—	$1,766,077	$—	$1,461,580	$—	$2,429,432	$8,179,089
President and Chief Executive Officer	2011	$1,888,398	$—	$727,481	$—	$1,766,076	$7,169,290	$771,850	$12,323,095
Guillermo Sabater	2012	$334,582	$—	$330,000	$—	$305,000	$—	$458,307	$1,427,889
Chief Financial Officer	2011	$284,222	$—	$331,791	$—	$330,000	$—	$362,509	$1,308,522
	2010	$283,944	$—	$202,200	$—	$748,000	$—	$351,257	$1,585,401
Nuno Matos(2)	2012	$413,679	$—	$600,000	$—	$550,000	$—	$406,695	$1,970,374
Managing Director-Retail Banking	2011	$395,668	$—	$975,668	$—	$600,000	$—	$348,235	$2,319,571
	2010	$364,703	$—	$370,700	$—	$1,547,238	$—	$403,814	$2,686,455
Juan Yanes(3)	2012	$872,223	$—	$970,815	$—	$803,434	$—	$3,329,073	$5,975,545
Chief Executive of Compliance and Internal Control	2011	$464,727	$—	$842,188	$—	$970,815	$1,093,620	$398,729	$3,770,079
Edvaldo Morata	2012	$425,653	$—	$500,000	$—	$387,500	$—	$343,764	$1,656,917
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

3.         In 2011, Mr. Yanes was employed by Santander's New York Branch but commenced performing services for SHUSA on July 28, 2011.  Mr. Yanes formally became an employee of SHUSA on February 1, 2012.  Amounts reflect compensation that Mr. Yanes received with respect to his service with SHUSA.  Mr. Yanes also served as a director SHUSA and Sovereign Bank for 2012.  Mr. Yanes receives no compensation for his service as a director.

4.         We base the amounts in this column on actual base compensation paid through the end of the applicable fiscal year.

5.         The amounts in these columns reflect the grant date fair value of such awards in accordance with A.S.C. Topic 718, for equity awards granted under Santander's equity compensation plans.  We include the assumptions used in the calculation of these amounts in the footnotes to our audited financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012.  We describe Santander's equity compensation programs under the caption “Our Equity Compensation Plans.”

6.         The amounts in this column for 2012 do not include amounts payable in Santander common stock that vest in future years pursuant to the terms of the Executive Bonus Program.  We describe the Executive Bonus Program under the caption “Short-Term Incentive Compensation.”  The bonuses earned by the named executive officers for 2012 before deferral were:

Named Executive Officer	Bonus
Jorge Morán	$2,923,160
Guillermo Sabater	$610,000
Nuno Matos	$1,100,000
Juan Yanes	$1,606,866
Edvaldo Morata	$775,000

7.         Includes the aggregate change in the actuarial present value of the amounts that Messrs. Morán and Yanes are entitled to receive upon their retirement pursuant to the terms of their employment agreements with Santander.

8.         Includes the following amounts that we paid to or on behalf of the named executive officers:

	Year	Morán	Sabater	Matos	Yanes	Morata

Provision of Car, Car Allowance, or Personal Use of Company Automobile (*)	2012	$7,750	$10,003	$11,560	$15,359	$8,102
	2011	$8,186	$12,912	$12,912	$3,987	$—
	2010	$—	$12,912	$12,912	$—	$—

Santander Contribution to Defined Contribution Plan (**)	2012	$1,353,518	$37,735	$—	$2,516,194	$—
	2011	$—	$39,761	$—	$—	$—
	2010	$—	$37,832	$40,969	$—	$—

Club Memberships	2012	$8,510	$—	$660	$1,200	$770
	2011	$1,727	$—	$1,282	$293	$—
	2010	$—	$—	$1,282	$—	$—

Relocation Expenses and Temporary Housing	2012	$—	$—	$—	$25,330	$—
	2011	$150,000	$—	$—	$1,750	$—
	2010	$—	$—	$—	$—	$—

Housing Allowance, Utility Payments, and Per Diem	2012	$361,921	$131,759	$136,074	$369,349	$125,040
	2011	$258,856	$129,199	$133,184	$314,454	$—
	2010	$—	$135,157	$138,557	$—	$—

Legal, Tax, and Financial Consulting Expenses	2012	$10,750	$1,500	$1,968	$1,671	$1,500
	2011	$—	$6,536	$49,909	$—	$—
	2010	$—	$4,390	$—	$—	$—

Life Insurance Allowance and Medical and Dental Reimbursements	2012	$—	$—	$—	$—	$—
	2011	$—	$—	$—	$6,187	$—
	2010	$—	$—	$—	$—	$—

Tax Reimbursements (***)	2012	$607,132	$162,434	$191,975	$335,961	$147,500
	2011	$294,760	$100,147	$130,214	$31,148	$—
	2010	$—	$82,717	$129,271	$—	$—

School Tuition and Language Classes	2012	$52,666	$66,746	$49,038	$38,089	$35,084
	2011	$36,967	$58,804	$1,054	$35,468	$—
	2010	$—	$47,170	$65,899	$—	$—
	`
Paid Parking	2012	$5,880	$5,880	$5,880	$5,180	$5,880
	2011	$4,758	$5,880	$5,880	$—	$—
	2010	$—	$5,760	$5,760	$—	$—

Airfare for Annual Trip Home	2012	$21,305	$42,250	$9,540	$20,740	$19,889
	2011	$16,597	$9,270	$13,800	$5,442	$—
	2010	$—	$25,318	$9,163	$—	$—

Total	2012	2,429,432	458,307	406,695	3,329,073	343,765
	2011	$771,851	$362,509	$348,235	$398,729	$—
	2010	—	$351,256	$403,813	—	$—

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

(***)   Includes amounts paid to gross up for tax purposes certain perquisites in accordance with an applicable letter agreement or other arrangement.

Grants of Plan-Based Awards-2012

		Estimated Possible Future Payouts Under Non‑Equity Incentive Plan Awards (1)	Estimated Possible Future Payouts Under Equity Incentive Plan Awards	All Other Stock Awards: Number of Shares of Stock or Units ____(#)____	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant __Date__	Target __($)___	Target ___(#)__

Jorge Morán		$3,754,054
	2/3/2012		111, 918 (2)				$883,038
	2/3/2012		111,918(3)				$883,038
Guillermo Sabater		$660,000
	2/3/2012		25,095(2)				$198,000
	2/3/2012		16,730(3)				$132,000
Nuno Matos		$1,336,378
	2/3/2012		45,627(2)				$360,000
	2/3/2012		30,418(3)				$240,000
Juan Yanes		$1,941,632
	2/3/2012		61,521(2)				$485,408
	2/3/2012		61,521(3)				$485,408
Edvaldo Morata		$1,174,981
	2/3/2012		38,022(2)				$300,000
	2/3/2012		25,348(3)				$200,000

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

Under both his original and revised employment agreements, Mr. Morán is entitled to receive certain payments in the event his employment with Santander is terminated under certain circumstances.  Under Mr. Morán's original agreement, if Santander terminated Mr. Morán's employment at a time when he had from five to 10 years of service with Santander, he was entitled to receive three annual payments of the annual salary he was receiving at the time of his termination.  If Santander terminated Mr. Morán's employment at a time at a time when he had over 10 years of service with Santander he was entitled to receive five annual payments of the annual salary he was receiving at the time of his termination.  Under his revised agreement, if Santander desists (a type of termination of employment under Spanish law), after Mr. Morán reaches age 50 with 10 years of service, or if Mr. Morán terminates employment due to Santander's breach of his employment agreement, he is entitled to receive annual payments through age 65 equal to 100% of his annual base salary at the time of termination.  In the event of any other termination (other than Mr. Morán's death or disability, as we describe below, or due to gross misconduct), Mr. Morán is entitled to receive a lump sum legal indemnity payment under Spanish law.

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

For 2012, Mr. Yanes's base salary was $989,708.

Under both his original and revised employment agreements, Mr. Yanes is entitled to receive certain payments in the event his employment with Santander is terminated under certain circumstances.  Under Mr. Yanes's original agreement, if Santander terminated Mr. Yanes's employment at a time when he had from five to 10 years of service with Santander, he was entitled to receive three annual payments of the annual salary he was receiving at the time of his termination.  If Santander terminated Mr. Yanes's employment at a time at a time when he had over 10 years of service with Santander he was entitled to receive five annual payments of the annual salary he was receiving at the time of his termination.  Under his revised agreement, if Santander desists (a type of termination of employment under Spanish law), after Mr. Yanes reaches age 50 with 10 years of service, or if Mr. Yanes terminates employment due to Santander's breach of his employment agreement, he is entitled to receive annual payments through age 65 equal to 100% of his annual base salary at the time of termination.  In the event of any other termination (other than Mr. Yanes's death or disability, as we describe below, or due to gross misconduct), Mr. Yanes is entitled to receive a lump sum legal indemnity payment under Spanish law.

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

		Termination for Death or Disability(2)	Involuntary Termination (Desist)	Voluntary Termination for Breach	Involuntary Termination for Cause

Jorge Morán	Severance (1)	$48,727,695	$—	$0	$—
	Relocation expenses	$—	$25,980	$25,980	$25,980
	Total	$48,727,695	$25,980	$25,980	$25,980
Guillermo Sabater	Relocation expenses	$—	$46,861	$46,861	$46,861
	Total	$—	$46,861	$46,861	$46,861
Nuno Matos	Relocation expenses	$—	$12,720	$12,720	$12,720
	Total	$—	$12,720	$12,720	$12,720
Juan Yanes	Severance (1)	$18,203,196	$11,441,457	$11,441,457	$—
	Relocation expenses	$—	$12,709	$12,709	$12,709
	Total	$18,203,196	$11,454,166	$11,454,166	$12,709
Edvaldo Morata	Relocation expenses	$—	$24,861	$24,861	$24,861
	Total	$—	$24,861	$24,861	$24,861

(1)     For severance payment calculation, and time and form of such payments, see “Employment and Severance Agreements.”  Excludes amounts payable as legal indemnity under applicable Spanish law.  Also excludes payments payable under each executive's respective defined contribution benefit, which we describe above “Deferred Compensation Arrangements.”

(2)     Amounts shown are amounts payable upon disability for Messrs. Morán and Yanes (equal to the present value of annual base salary payable for life).  Upon death of the executive while employed, the amount payable to the surviving spouse of either is equal to 70% of annual base salary for the spouse's life.  These payments are generally reduced by any amounts payable under social security or another Santander pension plan, if any.

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

(b)                 Exhibits

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

* (10.4)	Settlement Agreement and Release dated as of November 23, 2012 between The Bank of New York Mellon Trust Company, N.A. and Santander Holdings USA, Inc.
* (21.1)	Subsidiaries of Registrant
* (23.1)	Consent of Deloitte & Touche LLP (Santander Holdings USA, Inc.)
(31.1)	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.2)	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(31.3)	Comptroller certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
(32.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
(32.3)	Comptroller certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
* (99.1)	Santander Consumer USA consolidated financial statements as of December 31, 2012 and 2011 and for the years ended December 31, 2011, 2012
* (101)	Interactive Data File (XBRL)

Table of Contents

*  Previously filed with the registrant’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission on March 15, 2013.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANTANDER HOLDINGS USA, INC. (Registrant)
Date:	April 4, 2013	/s/ Jorge Morán
Jorge Morán
President and Chief Executive Officer (Authorized Officer)

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Jorge Morán Jorge Morán	President Chief Executive Officer (Principal Executive Officer)	April 4, 2013

/s/ Juan Carlos Alvarez Juan Carlos Alvarez	Executive Vice President, Treasurer Chief Financial Officer (Co-Principal Financial Officer)	April 4, 2013

/s/ Guillermo Sabater Guillermo Sabater	Senior Executive Vice President Comptroller (Co-Principal Financial Officer)	April 4, 2013