Form 10-Q
period 2013-03-31
Santander Holdings USA, Inc.
filed 2013-05-10
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐. No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2013
Common Stock (no par value)	520,307,043 shares

FORWARD LOOKING STATEMENTS
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements made by or on behalf of Santander Holdings USA, Inc. (“SHUSA” or the “Company”). SHUSA may from time to time make forward-looking statements in its filings with the Securities and Exchange Commission (the “SEC” or the "Commission") (including this Quarterly Report on Form 10-Q and the Exhibits hereto and its Annual Report on Form 10-K for the fiscal year ended December 31, 2012) and in other communications by SHUSA, which are made in good faith, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Some of the statements made by SHUSA, including any statements preceded by, followed by or which include the words “may,” “could,” “should,” “pro forma,” “looking forward,” “will,” “would,” “believe,” “expect,” “hope,” “anticipate,” “estimate,” “intend,” “plan,” “strive,” “hopefully,” “try,” “assume” or similar expressions constitute forward-looking statements.

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

•
the effects of policies of the Office of the Comptroller of the Currency (the “OCC”), the Federal Reserve Board and Federal Deposit Insurance Corporation and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System and other regulatory bodies;

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

•
the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which is a significant development for the industry. The full impact of this legislation to SHUSA and the industry will be unknown until the rule-making processes mandated by the legislation are complete, although the impact will involve higher compliance costs which have affected and will affect SHUSA's revenue and earnings negatively;

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

•
a default on, or a ratings downgrade of, the sovereign debt of Spain or other European countries and the risk that a weakened European economy could affect U.S.-based financial institutions, counterparties with which SHUSA does business, and the stability of the global financial markets negatively;

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

PART 1- FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited at March 31, 2013, audited at December 31, 2012)

	March 31, 2013	December 31, 2012
	(in thousands)
ASSETS
Cash and amounts due from depository institutions	$1,766,161	$2,220,811
Investment securities:
Available-for-sale at fair value	17,279,131	18,684,020
Other investments	1,010,531	1,053,723
Loans held for investment	51,753,059	52,388,911
Allowance for loan losses	(971,092)	(1,013,469)
Net loans held for investment	50,781,967	51,375,442
Loans held for sale at fair value	671,023	843,442
Premises and equipment (1)	738,398	748,769
Accrued interest receivable	200,719	208,660
Equity method investments	3,011,394	2,834,469
Goodwill	3,431,481	3,431,481
Core deposit intangibles and other intangibles, net	54,250	61,949
Bank owned life insurance	1,616,177	1,605,008
Restricted cash	173,085	488,455
Deferred tax assets	727,178	780,423
Other assets (2)	1,272,079	1,453,550
TOTAL ASSETS	$82,733,574	$85,790,202

LIABILITIES
Accrued expenses and payables	1,136,052	1,479,286
Total deposits and other customer accounts	51,061,601	50,790,038
Borrowings and other debt obligations	16,114,807	19,264,206
Advance payments by borrowers for taxes and insurance	221,645	168,042
Other liabilities	727,570	846,628

TOTAL LIABILITIES	69,261,675	72,548,200

STOCKHOLDER’S EQUITY
Preferred stock (no par value; $25,000 liquidation preference; 7,500,000 shares authorized; 8,000 shares outstanding at March 31, 2013 and at December 31, 2012)	195,445	195,445
Common stock (no par value; 800,000,000 shares authorized; 520,307,043 shares issued at March 31, 2013 and at December 31, 2012)	12,212,446	12,211,636
Accumulated other comprehensive income/(loss)	1,573	54,334
Retained earnings	1,062,435	780,587
TOTAL STOCKHOLDER’S EQUITY	13,471,899	13,242,002
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$82,733,574	$85,790,202

(1) Net of accumulated depreciation of $485.0 million and $474.1 million at March 31, 2013 and December 31, 2012, respectively.
(2) Includes residential mortgage servicing rights ("MSRs") of $109.2 million and $92.5 million at March 31, 2013 and December 31, 2012, respectively, for which the Company has elected the fair value option.
See accompanying notes to unaudited consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Month Period Ended March 31,
	2013	2012
	(in thousands)
INTEREST INCOME:
Loans	$499,763	$547,245
Interest-earning deposits	1,024	1,166
Investment securities:
Available-for-sale	93,636	96,048
Other investments	6,220	4,296
TOTAL INTEREST INCOME	600,643	648,755

INTEREST EXPENSE:
Deposits and customer accounts	56,942	58,455
Borrowings and other debt obligations	147,683	159,402
TOTAL INTEREST EXPENSE	204,625	217,857

NET INTEREST INCOME	396,018	430,898
Provision for credit losses	16,850	103,100
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	379,168	327,798

NON-INTEREST INCOME:
Consumer fees	54,777	61,552
Commercial fees	52,494	46,388
Mortgage banking income, net	32,308	25,816
Equity method investments	182,094	157,332
Bank owned life insurance	13,949	14,439
Miscellaneous income	10,676	11,763
TOTAL FEES AND OTHER INCOME	346,298	317,290

Net gain on sale of investment securities	73,522	15,544
Net gain on investment securities recognized in earnings	73,522	15,544
TOTAL NON-INTEREST INCOME	419,820	332,834

GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	174,734	162,048
Occupancy and equipment expenses	92,244	77,344
Technology expense	28,695	25,336
Outside services	17,902	26,060
Marketing expense	7,008	7,060
Loan expense	19,855	23,690
Other administrative expenses	39,801	34,152
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	380,239	355,690

OTHER EXPENSES:
Amortization of intangibles	7,698	10,650
Deposit insurance premiums and other expenses	22,637	21,501
Loss on debt extinguishment	246	5,333
TOTAL OTHER EXPENSES	30,581	37,484

INCOME BEFORE INCOME TAXES	388,168	267,458
Income tax provision	102,670	38,471
NET INCOME	285,498	228,987

See accompanying notes to unaudited consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three-Month Period Ended March 31,
	2013	2012
	(in thousands)
NET INCOME	$285,498	$228,987
OTHER COMPREHENSIVE INCOME, NET OF TAX
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	10,829	4,205
Net unrealized gains/(losses) on investment securities	(64,139)	28,678
Pension and post-retirement actuarial loss	549	564
TOTAL OTHER COMPREHENSIVE INCOME	(52,761)	33,447
TOTAL COMPREHENSIVE INCOME	$232,737	$262,434

See accompanying notes to unaudited consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2013 AND 2012
(Unaudited)
(in thousands)

	Common Shares Outstanding	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings (Deficit)	Total Stockholder’s Equity
Balance, December 31, 2011	520,307	$195,445	$12,213,484	$(46,718)	$233,952	$12,596,163
Comprehensive income	—	—	—	33,447	228,987	262,434
Stock issued in connection with employee benefit and incentive compensation plans	—	—	836	—	—	836
Dividends paid on preferred stock	—	—	—	—	(3,650)	(3,650)
Balance, March 31, 2012	520,307	$195,445	$12,214,320	$(13,271)	$459,289	$12,855,783

	Common Shares Outstanding	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings (Deficit)	Total Stockholder’s Equity
Balance, December 31, 2012	520,307	$195,445	$12,211,636	$54,334	$780,587	$13,242,002
Comprehensive loss	—	—	—	(52,761)	285,498	232,737
Stock issued in connection with employee benefit and incentive compensation plans	—	—	810	—	—	810
Dividends paid on preferred stock	—	—	—	—	(3,650)	(3,650)
Balance, March 31, 2013	520,307	$195,445	$12,212,446	$1,573	$1,062,435	$13,471,899

See accompanying notes to unaudited consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three-Month Period Ended March 31,
	2013	2012
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$285,498	$228,987
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	16,850	103,100
Deferred taxes	87,746	10,408
Depreciation, amortization and accretion	79,209	61,445
Net gain on sale of loans	(27,923)	(14,236)
Net gain on sale of investment securities	(73,522)	(15,544)
Loss on debt extinguishment	246	5,333
Net (gain)/loss on real estate owned and premises and equipment	634	2,451
Stock-based compensation	810	836
Equity earnings from equity method investments	(182,094)	(157,332)
Distributions from equity method investments	2,522	—
Origination of loans held for sale, net of repayments	(1,368,503)	(554,500)
Proceeds from sales of loans held for sale	1,547,866	732,330
Net change in:
Other assets and bank owned life insurance	78,338	7,360
Other liabilities	(370,682)	211,925
Other	16,677	10,101
NET CASH PROVIDED BY OPERATING ACTIVITIES	93,672	632,664

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available-for-sale investment securities	$2,587,183	$1,495,830
Proceeds from prepayments and maturities of available-for-sale investment securities	1,133,771	839,191
Purchases of available-for-sale investment securities	(2,345,560)	(3,578,765)
Proceeds from sales of other investments	43,240	27,768
Purchases of other investments	—	(383,635)
Net change in restricted cash	315,370	(292,869)
Proceeds from sales of loans held for investment	37,311	91,789
Purchases of loans held for investment	(370,802)	(938,315)
Net change in loans other than purchases and sales	896,010	(382,564)
Proceeds from sales of real estate owned and premises and equipment	11,160	13,163
Purchases of premises and equipment	(27,021)	(13,289)
NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES	2,280,662	(3,121,696)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	$271,563	$2,728,678
Net change in short-term borrowings	(4,349,966)	289,675
Net proceeds from long-term borrowings	—	154,905
Repayments of long-term borrowings	(260,040)	(1,349,920)
Proceeds from FHLB advances (with maturities greater than 90 days)	1,500,000	500,000
Repayments of FHLB advances (with maturities greater than 90 days)	(40,494)	(505,333)
Net change in advance payments by borrowers for taxes and insurance	53,603	59,256
Cash dividends paid to preferred stockholders	(3,650)	(3,650)
NET CASH (USED)/PROVIDED BY FINANCING ACTIVITIES	(2,828,984)	1,873,611

NET CHANGE IN CASH AND CASH EQUIVALENTS	(454,650)	(615,421)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,220,811	2,623,963
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,766,161	$2,008,542

SUPPLEMENTAL DISCLOSURE
Net income taxes (received) / paid	$29,142	$(999)
Interest paid	$201,927	$219,085

NON-CASH TRANSACTIONS
Foreclosed properties transferred from loans to OREO	$15,136	$17,589
Receipt of available for sale mortgage backed securities in exchange for mortgage loans held for sale	$—	$290,844

See accompanying notes to unaudited consolidated financial statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Introduction

Santander Holdings USA, Inc. (“SHUSA” or the “Company”) is a Virginia corporation and is the holding company of Sovereign Bank, National Association (the “Bank”). SHUSA is headquartered in Boston, Massachusetts and the Bank is headquartered in Wilmington, Delaware. SHUSA is a wholly-owned subsidiary of Banco Santander, S.A. (“Santander”).

The Bank’s primary business consists of attracting deposits from its network of retail branches, and originating small business loans, middle market, large and global commercial loans, multi-family loans, residential mortgage loans, home equity loans and lines of credit, and auto and other consumer loans largely focused throughout eastern Pennsylvania, New Jersey, New York, New Hampshire, Massachusetts, Connecticut, Rhode Island, Delaware and Maryland. The Bank uses its deposits, as well as other financing sources, to fund its loan and investment portfolios.

The Company has a significant equity-method investment in Santander Consumer USA, Inc. ("SCUSA"). SCUSA, headquartered in Dallas, Texas, is a specialized consumer finance company engaged in the purchase, securitization, and servicing of retail installment contracts. SCUSA acquires retail installment contracts principally from manufacturer‑franchised dealers in connection with their sale of used and new automobiles and light‑duty trucks primarily to non-prime customers with limited credit histories or past credit problems. SCUSA also originates receivables through a Web‑based direct lending program and purchases automobile retail installment contracts from other lenders. As of March 31, 2013, the Company owned approximately 65% of SCUSA.

Basis of Presentation

These consolidated financial statements include the accounts of the Company and its subsidiaries including its principal subsidiary, the Bank, and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany balances and transactions have been eliminated in consolidation.
Certain information and footnote disclosures normally included in the financial statements, prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), have been condensed or omitted pursuant to such rules and regulations. Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. However, in the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the consolidated balance sheets, statements of operations, statements of comprehensive income, statement of stockholders' equity and statements of cash flows for the periods indicated, and contain adequate disclosure to make the information presented not misleading.

Accounting Policies

Management identified accounting for the consolidation, allowance for loan losses and reserve for unfunded lending commitments, goodwill, derivatives and hedging activities and income taxes as its most critical accounting policies in that they are important to the portrayal of the Company's financial condition and results, and require management's most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. These consolidated financial statements should be read in conjunction with the Company's latest annual report on Form 10-K.

There have been no significant changes to the Company's accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2012, except for the changes discussed in Note 2.
Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications did not have a material impact on our consolidated financial condition or results of operations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

During the first quarter of 2013, the Company changed our accounting policy regarding the presentation of the components of comprehensive income. Previously, the components of net income and comprehensive income were presented as one continuous statement. Starting with the first quarter of 2013, the components of net income and comprehensive income will be presented as two separate but consecutive statements. There was no impact to any other statement or footnote from the change in presentation.

The Company reclassified the balance of deferred tax assets of $780.4 million at December 31, 2012 within the Consolidated Balance Sheets. The amount was reclassified from "Other assets" to "Deferred tax assets." This reclassification had no effect on any other consolidated financial statement.

The Company reclassified $1.5 billion from "Other liabilities" to "Accrued expenses and payables" within the Consolidated Balance Sheets at December 31, 2012. This amount includes balances related to accrued interest expense, loan payable, miscellaneous payables, accrued Federal, Foreign and State tax, expense accruals and payroll, tax and benefits payables. This reclassification had no effect on any other consolidated financial statement.

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Subsequent Events

The Company evaluated events from March 31, 2013, the date of the consolidated financial statements, through the issuance of these consolidated financial statements and has determined that there have been no material subsequent events.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2) RECENT ACCOUNTING DEVELOPMENTS

In February 2013, the Financial Accounting Standard Board ("FASB') issued Accounting Standard Update ("ASU") 2013-02, an update to ASC 220, "Comprehensive Income" to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. The amendments require a company to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, a company is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S GAAP to be reclassified in their entirety to net income in the same reporting period, a company is required to cross-reference to other disclosures required under U.S GAAP that provide additional detail about these amounts. The amendments were effective for the Company prospectively beginning January 1, 2013. The implementation of ASU 2013-02 did not have a significant impact on the Company’s financial position or results of operations. The new disclosures required by ASU 2013-02 are included in Note 10, Accumulated Other Comprehensive Income.

In December 2011, the FASB issued ASU 2011-11, an update to ASC 210, "Balance Sheet," which requires companies to disclose both gross information and net information about both financial instruments and transactions eligible for offset in the statement of financial position and transactions subject to an agreement similar to a master netting arrangement. The amendment is designed to enhance disclosures about financial instruments and derivatives, which will allow the users of a company's financial statements to evaluate the effect of netting arrangements on a company's financial position. In January 2013, the FASB issued ASU 2013-01 to clarify the scope of disclosures about offsetting assets and liabilities under ASU 2011-11. ASU 2013-01 provides that ordinary trade receivables and receivables are not within the scope of ASU 2011-11, and that ASU 2011-11 applies only to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria or subject to a master netting arrangement or similar agreement. The amendments to ASC 210 were effective for the Company for interim and annual periods beginning January 1, 2013, and were applied retrospectively to the beginning of the first annual period presented. The implementation of ASU 2011-11 did not have a significant impact on the Company’s financial position or results of operations. The new disclosures required by ASU 2011-11 are included in Note 8, Derivatives.

In July 2012, the FASB issued ASU 2012-02, an update to ASC 350, "Intangibles-Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment". This ASU provides that a company has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired as the basis for determining whether it is necessary to perform the two-step impairment test. The amendments to the ASC were effective January 1, 2013 and applied prospectively. The implementation of this guidance did not have an impact on the Company’s financial position or results of operations.

In February 2013, the FASB issued ASU 2013-04, an update to ASC 405, "Liabilities". This ASU requires a company to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date as the sum of (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. This ASU also requires a company to disclose the nature and amount of the obligations as well as other information about those obligations. The amendments to this update are effective January 1, 2014 for the Company and should be applied retrospectively to all prior periods presented for those obligations resulting from joint and several liability arrangements within the update's scope that exist at the beginning of a company's fiscal year of adoption. The implementation of this guidance is not expected to have a significant impact on the Company's financial position or results of operations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3) INVESTMENT SECURITIES

Available-for-sale
Investment Securities Summary - Available-for-Sale
The following tables present the composition and fair value of investment securities available-for-sale at the dates indicated:

	March 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
Investment securities:
U.S. Treasury and government agency securities	$8,998	$1	$—	$8,999
Debentures of FHLMC and FNMA	1,150	—	—	1,150
Corporate debt securities	2,124,339	38,397	(6,242)	2,156,494
Asset-backed securities	1,660,150	5,006	(9,872)	1,655,284
Equity securities	5,135	—	(42)	5,093
State and municipal securities	2,021,025	72,460	(10,757)	2,082,728
Mortgage-backed securities:
U.S. government agencies	6,412,097	59,488	(8,123)	6,463,462
FHLMC and FNMA debt securities	4,883,560	35,350	(13,172)	4,905,738
Non-agency securities	183	—	—	183
Total investment securities available-for-sale	$17,116,637	$210,702	$(48,208)	$17,279,131

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
Investment securities:
U.S. Treasury and government agency securities	$8,996	$—	$—	$8,996
Debentures of FHLMC and FNMA	1,150	—	—	1,150
Corporate debt securities	2,634,602	72,290	(1,186)	2,705,706
Asset-backed securities	1,825,950	5,628	(12,741)	1,818,837
Equity securities	5,108	113	(5)	5,216
State and municipal securities	1,973,559	89,637	(2,904)	2,060,292
Mortgage-backed securities:
U.S. government agencies	6,345,891	72,185	(5,342)	6,412,734
FHLMC and FNMA debt securities	5,617,925	58,721	(5,750)	5,670,896
Non-agency securities	193	—	—	193
Total investment securities available-for-sale	$18,413,374	$298,574	$(27,928)	$18,684,020

As of March 31, 2013 and December 31, 2012, the Company had investment securities available-for-sale with an estimated fair value of $4.0 billion and $5.3 billion, respectively, pledged as collateral which was made up of the following: $2.4 billion and $2.0 billion, respectively, were pledged to secure public fund deposits, $0.8 billion and $2.7 billion, respectively, were pledged at various brokers to secure repurchase agreements, support hedging relationships, as well as for recourse on loans sales, and $0.8 billion and $0.5 billion, respectively, were pledged to secure the Bank's customer overnight sweep product.

At March 31, 2013 and December 31, 2012, the Company had $72.6 million and $78.7 million, respectively, of accrued interest related to investment securities.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3) INVESTMENT SECURITIES (continued)

The Company's state and municipal bond portfolio primarily consists of general obligation bonds of states, cities, counties and school districts. The portfolio has a weighted average underlying credit risk rating of AA as of March 31, 2013. The largest geographic concentrations of the state and local municipal bonds are in California, Texas, Florida and Washington which represented 15%, 14%, 12%, and 10% respectively, of the total portfolio. No other state comprised more than 10% of the total portfolio.
Contractual Maturity of Debt Securities
Contractual maturities of the Company’s investment securities available-for-sale at March 31, 2013 are as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$867,139	$871,472
Due after 1 year but within 5 years	1,618,634	1,646,608
Due after 5 years but within 10 years	863,550	858,032
Due after 10 years/ no maturity	13,767,314	13,903,019
Total	$17,116,637	$17,279,131

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Gross Unrealized Loss and Fair Value of Securities Available for Sale
The following tables present the aggregate amount of unrealized losses as of March 31, 2013 and December 31, 2012 on securities in the Company’s investment portfolio classified according to the amount of time that those securities have been in a continuous loss position:

	At March 31, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate debt securities	$555,045	$(6,242)	$—	$—	$555,045	$(6,242)
Asset-backed securities	57,131	(39)	80,932	(9,833)	138,063	(9,872)
Equity securities	5,075	(42)	—	—	5,075	(42)
State and municipal securities	491,156	(10,757)	—	—	491,156	(10,757)
Mortgage-backed securities:
U.S. government agencies	1,208,181	(4,657)	318,689	(3,466)	1,526,870	(8,123)
FHLMC and FNMA debt securities	2,301,400	(13,120)	1,622	(52)	2,303,022	(13,172)
Total	$4,617,988	$(34,857)	$401,243	$(13,351)	$5,019,231	$(48,208)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3) INVESTMENT SECURITIES (continued)

	At December 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate debt securities	$354,844	$(1,175)	$14,974	$(11)	$369,818	$(1,186)
Asset-backed securities	374,142	(12,395)	59,150	(346)	433,292	(12,741)
Equity securities	5,094	(5)	—	—	5,094	(5)
State and municipal securities	192,271	(2,904)	—	—	192,271	(2,904)
Mortgage-backed securities:
U.S. government agencies	925,367	(4,800)	97,531	(542)	1,022,898	(5,342)
FHLMC and FNMA debt securities	2,224,013	(5,750)	—	—	2,224,013	(5,750)
Total	$4,075,731	$(27,029)	$171,655	$(899)	$4,247,386	$(27,928)

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

Management has concluded that the unrealized losses on its investment securities (which totaled 144 individual securities at March 31, 2013) are temporary in nature since (1) they are not related to the underlying credit quality of the issuers, (2) the entire contractual principle and interest due on the security is currently expected to be recoverable, (3) the Company does not intend to sell these investments and (4) it is more likely than not that the Company will not be required to sell the investments before recovery of the amortized cost basis, which may be maturity. There were no investments with unrealized losses that were deemed to be other than temporary in nature.

For the three-month periods ended March 31, 2013 and 2012, the Company had no credit losses on investment securities.

Gains (Losses) on Sales of Securities

Proceeds from sales of investment securities and the realized gross gains and losses from those sales are as follows:

	Three-Month Period Ended March 31,
	2013	2012
	(in thousands)
Proceeds from the sales of investment securities	$2,630,423	$1,495,830

Gross realized gains	73,524	16,473
Gross realized losses	(2)	(929)
Net realized gains	$73,522	$15,544

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3) INVESTMENT SECURITIES (continued)

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

The net gain realized during the first quarter of 2013 was primarily comprised of the sale of corporate debt securities with a book value of $905.7 million for a gain of $34.7 million and sale of collateralized mortgage obligations, mortgage-backed securities, with a book value of $1.3 billion for a gain of $33.4 million.

Other Investments

Other investments primarily include the Company's investment in the stock of the Federal Home Loan Bank (the "FHLB") of Pittsburgh and the Federal Reserve Board (the "FRB") with carrying amounts of $990.8 million and $1.0 billion as of March 31, 2013 and December 31, 2012, respectively. The stock does not have a readily determinable fair value, because its ownership is restricted and it lacks a market. The stock can be sold back only at its par value of $100 per share and only to the FHLBs or the FRB. Accordingly, the stock is carried at cost.

Other investments also includes an FHLB CD with a maturity date of September 2014 with carrying amounts of $19.7 million and $19.7 million as of March 31, 2013 and December 31, 2012, respectively.

The Company has the positive intent and ability to hold these investments until maturity. Accordingly, the investments are classified as part of Other Investments in the Company's consolidated balance sheet. The Company evaluates these investments for impairment on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES

Overall

The Company's loans are reported at their outstanding principal balances net of any unearned income, cumulative charge-offs, unamortized deferred fees and costs on originated loans and unamortized premiums or discounts on purchased loans. The Company also engages in direct and leveraged lease financing, which totaled $960.1 million at March 31, 2013 and $945.2 million at December 31, 2012. Direct financing leases are recorded at the aggregate of minimum lease payments receivable plus the estimated residual value of the leased property, less unearned income. Leveraged leases, a form of direct financing leases, are recorded net of related nonrecourse debt.

The Company maintains an allowance for loan and lease losses and a reserve for unfunded lending commitments (collectively, the "Allowance for Credit Losses") to provide for losses inherent in its portfolio.

Loans that the Company has the intent to sell are classified as loans held for sale ("LHFS"). The LHFS portfolio at March 31, 2013 and December 31, 2012 primarily consisted of fixed rate residential mortgages. The balance at March 31, 2013 was $671.0 million compared to $843.4 million at December 31, 2012. LHFS are reported at fair value. Certain loans are pledged as collateral for borrowings. These loans totaled $38.0 billion at March 31, 2013 and $40.1 billion at December 31, 2012.

Interest income on loans is accrued based on the contractual interest rate and the principal amount outstanding, except for those loans classified as non-accrual. At March 31, 2013 and December 31, 2012, accrued interest receivable on the Company's loans was $128.1 million and $130.0 million, respectively.

During the three-month period ended March 31, 2013, the Company purchased $316.9 million of commercial and industrial loans with an available credit of up to $872.5 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Loan and Lease Portfolio Composition

The following table presents the composition of the gross loans held for investment portfolio by type of loan and by fixed and variable rates at the dates indicated:

	March 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial loans held for investment:
Commercial real estate loans	$9,904,130	19.1%	$10,034,868	19.2%
Commercial and industrial loans	13,958,441	27.0%	13,692,020	26.1%
Multi-family loans	7,544,423	14.6%	7,572,555	14.4%
Other commercial (2)	1,646,382	3.2%	1,631,896	3.1%
Total commercial loans held for investment	33,053,376	63.9%	32,931,339	62.8%
Consumer loans secured by real estate:
Residential mortgages	9,961,204	19.2%	10,400,967	19.8%
Home equity loans and lines of credit	6,506,340	12.6%	6,638,466	12.7%
Total consumer loans secured by real estate	16,467,544	31.8%	17,039,433	32.5%
Consumer loans not secured by real estate
Auto loans	215,599	0.4%	295,398	0.6%
Other consumer (3)	2,016,540	3.9%	2,122,741	4.1%
Total consumer loans	18,699,683	36.1%	19,457,572	37.2%
Total loans held for investment (1)	$51,753,059	100.0%	$52,388,911	100.0%
Total loans held for investment:
Fixed rate	$23,361,617	45.1%	$24,056,174	45.9%
Variable rate	28,391,442	54.9%	28,332,737	54.1%
Total loans held for investment (1)	$51,753,059	100.0%	$52,388,911	100.0%

(1)
Total loans held for investment includes deferred loan origination costs, net of deferred loan fees and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net increase in loan balances of $88.6 million and $76.9 million as of March 31, 2013 and December 31, 2012, respectively.

(2)	Other commercial primarily includes commercial equipment vehicle funding leases and loans.

(3)	Other consumer primarily includes recreational vehicles, marine and auto loans.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Rollforward of Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses for the periods indicated:

	Three-Month Period Ended March 31,
	2013	2012
	(in thousands)
Allowance for loan losses, beginning of period	$1,013,469	$1,083,492
Allowance recorded as part of loans transferred from Santander	—	3,341
Charge-offs:
Commercial	34,339	95,215
Consumer secured by real estate	28,796	36,369
Consumer not secured by real estate	27,898	25,369
Total charge-offs	91,033	156,953
Recoveries:
Commercial	22,367	14,158
Consumer secured by real estate	1,951	3,140
Consumer not secured by real estate	7,488	10,251
Total recoveries	31,806	27,549
Charge-offs, net of recoveries	59,227	129,404
Provision for loan losses (1)	16,850	124,585
Allowance for loan losses, end of period	971,092	1,082,014
Reserve for unfunded lending commitments, beginning of period	210,000	256,485
(Release of)/ provision for unfunded lending commitments (1)	—	(21,485)
Reserve for unfunded lending commitments, end of period	210,000	235,000
Total allowance for credit losses, end of period	$1,181,092	$1,317,014

(1)	The Company defines the provision for credit losses on the Consolidated Statement of Operations as the sum of the total provision for loan losses and provision for unfunded lending commitments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)
Non-performing Assets
The following table presents the composition of non-performing assets at the dates indicated:

	March 31, 2013	December 31, 2012
	(in thousands)
Non-accrual loans:
Commercial:
Commercial real estate	$275,757	$291,236
Commercial and industrial	97,666	122,111
Multi-family	52,399	58,587
Total commercial loans	425,822	471,934
Consumer:
Residential mortgages	504,528	511,382
Consumer loans secured by real estate	162,523	170,486
Consumer loans not secured by real estate	14,259	18,874
Total consumer loans	681,310	700,742
Total non-accrual loans	1,107,132	1,172,676
Other real estate owned	68,777	65,962
Other repossessed assets	3,646	3,301
Total other real estate owned and other repossessed assets	72,423	69,263
Total non-performing assets	$1,179,555	$1,241,939

Impaired Loans
Impaired loans are generally defined as all Troubled Debt Restructurings (“TDRs”) plus commercial non-accrual loans in excess of $1.0 million.
The following table summarizes impaired loans:

	March 31, 2013	December 31, 2012
	(in thousands)
Impaired loans with a related allowance	$986,229	$1,029,392
Impaired loans without a related allowance	333,090	360,815
Total impaired loans	$1,319,319	$1,390,207
Allowance for loan losses reserved for impaired loans	$241,151	$267,054

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Portfolio segments and classes

U.S. GAAP requires that entities disclose information about the credit quality of their financing receivables at disaggregated levels, specifically defined as “portfolio segments” and “classes” based on management’s systematic methodology for determining the allowance for credit losses. As such, compared to the financial statement categorization of loans, the Company utilizes an alternate categorization for purposes of modeling and calculating the allowance for credit losses and for tracking the credit quality, delinquency and impairment status of the underlying commercial and consumer loan populations.

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

The consumer segmentation reflects product structure with minor variations from the financial statement categories. “Home mortgages” is generally residential mortgages, “Self-originated home equity” excludes purchased home equity portfolios. “Indirect purchased” represents an acquired portfolio of marine and recreational vehicle contracts. Indirect auto loans, direct auto loans and purchased home equity loans make up the majority of balances in “Remaining consumer”. “Credit cards” includes all unsecured consumer credit cards.

The following table reconciles the Company's recorded investment classified by its major loan classifications to its loan classifications utilized in its determination of the allowance for loan losses and other credit quality disclosures at March 31, 2013 and December 31, 2012 (in thousands):

Commercial Portfolio Segment(2)
Major Loan Classifications(1) March 31, 2013	Corporate Banking	Continuing Care Retirement Communities	Middle Market Commercial Real Estate	Santander Real Estate Capital	Remaining Commercial	Total

Commercial loans held for investment:
Commercial real estate	$4,014,058	$214,002	$3,374,995	$2,301,075	$—	$9,904,130
Commercial and industrial loans	13,708,042	15,026	202,674	26,383	6,316	13,958,441
Multi-family loans	222,604	—	226,177	7,095,642	—	7,544,423
Other commercial	614,282	—	—	—	1,032,100	1,646,382
Total commercial loans held for investment	$18,558,986	$229,028	$3,803,846	$9,423,100	$1,038,416	$33,053,376

(1)	These loans represent the Company's loan categories based on the SEC's Regulation S-X, Article 9.

(2)	These loans represent the Company's loan classes used to determine its allowance for loan and lease losses in accordance with Accounting Standards Classification ("ASC") 310-10.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Portfolio Segment(2)
Major Loan Classifications(1) March 31, 2013	Home Mortgages(3)	Self-originated home equity	Indirect Purchased	Credit Cards	Remaining Consumer	Total

Consumer loans secured by real estate:
Residential mortgages	$9,960,142	$—	$—	$—	$1,062	$9,961,204
Home equity loans and lines of credit	—	6,214,973	—	—	291,367	6,506,340
Total consumer loans secured by real estate	9,960,142	6,214,973	—	—	292,429	16,467,544
Consumer loans not secured by real estate:
Auto loans	—	—	—	—	215,599	215,599
Other consumer	—	—	1,391,160	201,994	423,386	2,016,540
Total consumer loans held for investment	$9,960,142	$6,214,973	$1,391,160	$201,994	$931,414	$18,699,683

(1)	These loans represent the Company's loan categories based on the SEC's Regulation S-X, Article 9.

(2)	These loans represent the Company's loan classes used to determine its allowance for loan and lease losses in accordance with ASC 310-10.

(3)	Home mortgages exclude $671.0 million of loans held for sale.

Commercial Portfolio Segment(2)
Major Loan Classifications(1) December 31, 2012	Corporate Banking	Continuing Care Retirement Communities	Middle Market Commercial Real Estate	Santander Real Estate Capital	Remaining Commercial	Total

Commercial loans held for investment:
Commercial real estate	$4,133,449	$237,390	$3,283,418	$2,380,611	$—	$10,034,868
Commercial and industrial loans	13,441,238	15,279	200,630	26,822	8,051	13,692,020
Multi-family loans	223,009	—	212,176	7,137,370	—	7,572,555
Other commercial	615,225	—	—	—	1,016,671	1,631,896
Total commercial loans held for investment	$18,412,921	$252,669	$3,696,224	$9,544,803	$1,024,722	$32,931,339

(1)	These loans represent the Company's loan categories based on the SEC's Regulation S-X, Article 9.

(2)	These loans represent the Company's loan classes used to determine its allowance for loan and lease losses in accordance with ASC 310-10.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Portfolio Segment(2)
Major Loan Classifications(1) December 31, 2012	Home Mortgages(3)	Self-originated home equity	Indirect Purchased	Credit Cards	Remaining Consumer	Total

Consumer loans secured by real estate:
Residential mortgages	$10,399,879	$—	$—	$—	$1,088	$10,400,967
Home equity loans and lines of credit	—	6,333,426	—	—	305,040	6,638,466
Total consumer loans secured by real estate	10,399,879	6,333,426	—	—	306,128	17,039,433
Consumer loans not secured by real estate:
Auto loans	—	—	—	—	295,398	295,398
Other consumer	—	—	1,473,278	214,542	434,921	2,122,741
Total consumer loans held for investment	$10,399,879	$6,333,426	$1,473,278	$214,542	$1,036,447	$19,457,572

(1)	These loans represent the Company's loan categories based on the SEC's Regulation S-X, Article 9.

(2)	These loans represent the Company's loan classes used to determine its allowance for loan and lease losses in accordance with ASC 310-10.

(3)	Home mortgages exclude $843.4 million of loans held for sale.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)
Allowance for Loan and Lease Losses Rollforward by Portfolio Segment
The activity in the allowance for loan losses by portfolio segment for the three-month period ended March 31, 2013 and 2012 was as follows (in thousands):

	Three-Month Period Ended March 31, 2013
	Commercial	Consumer	Unallocated	Total

Allowance for loan and lease losses, beginning of period	$580,931	$407,259	$25,279	$1,013,469
Allowance recorded as part of loans transferred from Santander	—	—	—	—
Provision for loan losses	(30,843)	25,889	21,804	16,850
Charge-offs	(34,339)	(56,694)	—	(91,033)
Recoveries	22,367	9,439	—	31,806
Charge-offs, net of recoveries	(11,972)	(47,255)	—	(59,227)
Allowance for loan and leasse losses, end of period	$538,116	$385,893	$47,083	$971,092
Ending balance, individually evaluated for impairment	$97,622	$143,529	$—	$241,151
Ending balance, collectively evaluated for impairment	440,494	242,364	47,083	729,941

Financing receivables:
Ending balance	$33,053,376	$19,370,706	$—	$52,424,082
Ending balance, evaluated at fair value	—	671,023	—	671,023
Ending balance, individually evaluated for impairment	560,081	759,238	—	1,319,319
Ending balance, collectively evaluated for impairment	32,493,295	17,940,445	—	50,433,740

	Three-Month Period Ended March 31, 2012
	Commercial	Consumer	Unallocated	Total

Allowance for loan and lease losses, beginning of period	$766,865	$292,816	$23,811	$1,083,492
Allowance recorded as part of loans transferred from Santander	3,341	—	—	3,341
Provision for loan losses	33,367	108,317	(17,099)	124,585
Charge-offs	(95,215)	(61,738)	—	(156,953)
Recoveries	14,158	13,391	—	27,549
Charge-offs, net of recoveries	(81,057)	(48,347)	—	(129,404)
Allowance for loan and lease losses, end of period	$722,516	$352,786	$6,712	$1,082,014
Ending balance, individually evaluated for impairment	$191,784	$134,174	$—	$325,958
Ending balance, collectively evaluated for impairment	530,732	218,612	6,712	756,056

Financing receivables:
Ending balance	$30,885,551	$21,395,032	$—	$52,280,583
Ending balance, evaluated at fair value	—	184,642	—	184,642
Ending balance, individually evaluated for impairment	762,928	587,782	—	1,350,710
Ending balance, collectively evaluated for impairment	30,122,623	20,622,608	—	50,745,231

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Non-accrual loans by Class of Financing Receivable

The recorded investments in non-accrual loans disaggregated by class of financing receivables are summarized as follows:

	March 31, 2013	December 31, 2012
	(in thousands)
Non-accrual loans:
Commercial:
Corporate banking	$208,804	$213,922
Middle market commercial real estate	87,331	98,826
Continuing care retirement communities	71,348	91,247
Santander real estate capital	55,044	65,809
Remaining commercial	3,295	2,130
Total commercial loans	425,822	471,934
Consumer:
Home mortgages	504,528	511,382
Self-originated home equity	119,656	122,985
Indirect purchased	4,045	5,698
Remaining consumer	53,081	60,677
Total consumer loans	681,310	700,742
Total non-accrual loans	$1,107,132	$1,172,676

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Age Analysis of Past Due Loans

The age of recorded investments in past due loans and accruing loans greater than 90 days past due disaggregated by class of financing receivables are summarized as follows:

	As of March 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days (2)	Total Past Due	Current	Total Financing Receivables (1)	Recorded Investment > 90 Days and Accruing
	(in thousands)
Commercial:
Corporate banking	$43,093	$9,942	$124,647	$177,682	$18,381,304	$18,558,986	$—
Middle market commercial real estate	4,895	2,043	44,039	50,977	3,752,869	3,803,846	—
Continuing care retirement communities	—	—	21,501	21,501	207,527	229,028	—
Santander real estate capital	37,187	—	24,583	61,770	9,361,330	9,423,100	—
Remaining commercial	2,698	931	1,304	4,933	1,033,483	1,038,416	—
Consumer:
Home mortgages	173,587	90,601	390,818	655,006	9,976,159	10,631,165	—
Self-originated home equity	32,248	14,000	78,488	124,736	6,090,237	6,214,973	—
Indirect purchased	9,904	5,008	2,825	17,737	1,373,423	1,391,160	—
Credit cards	1,813	1,611	3,147	6,571	195,423	201,994	3,147
Remaining consumer	45,026	12,165	43,633	100,824	830,590	931,414	—
Total	$350,451	$136,301	$734,985	$1,221,737	$51,202,345	$52,424,082	$3,147

	As of December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days (2)	Total Past Due	Current	Total Financing Receivables (1)	Recorded Investment > 90 Days and Accruing
	(in thousands)
Commercial:
Corporate banking	$42,430	$37,701	$128,517	$208,648	$18,204,273	$18,412,921	$—
Middle market commercial real estate	11,495	31,939	30,387	73,821	3,622,403	3,696,224	—
Continuing care retirement communities	9,616	—	11,163	20,779	231,890	252,669	—
Santander real estate capital	16,925	26,618	27,048	70,591	9,474,212	9,544,803	—
Remaining commercial	1,906	266	1,464	3,636	1,021,086	1,024,722	—
Consumer:
Home mortgages	208,875	99,361	398,450	706,686	10,536,635	11,243,321	—
Self-originated home equity	34,112	15,301	82,356	131,769	6,201,657	6,333,426	—
Indirect purchased	12,495	6,040	4,317	22,852	1,450,426	1,473,278	—
Credit cards	1,785	1,245	3,052	6,082	208,460	214,542	3,052
Remaining consumer	52,863	18,382	50,634	121,879	914,568	1,036,447	—
Total	$392,502	$236,853	$737,388	$1,366,743	$51,865,610	$53,232,353	$3,052

(1)	Financing receivables include loans held for sale.

(2)	Financing receivables greater than 90 days past due include TDRs for which six consecutive payments have not been received.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Impaired Loans by Class of Financing Receivable

Impaired loans disaggregated by class of financing receivables, excluding purchased impaired loans, are summarized as follows:

March 31, 2013	Recorded Investment	Unpaid Principal Balance	Related Specific Reserves	Average Recorded Investment
	(in thousands)
With no related allowance recorded:
Commercial:
Corporate banking	$54,909	$75,503	$—	$61,085
Middle market commercial real estate	73,598	74,523	—	72,075
Continuing care retirement communities	26,715	26,716	—	30,018
Santander real estate capital	25,342	26,452	—	24,730
Remaining commercial	6,316	6,316	—	7,167
Consumer:
Home mortgages	100,824	100,824	—	103,214
Self-originated home equity	34,904	34,904	—	37,427
Indirect purchased	1,220	2,927	—	1,312
Remaining consumer	9,262	12,481	—	9,926
With an allowance recorded:
Commercial:
Corporate banking	200,005	219,730	59,620	203,129
Middle market commercial real estate	59,506	72,845	12,231	68,754
Continuing care retirement communities	62,603	128,790	14,248	69,290
Santander real estate capital	51,087	55,079	11,523	60,705
Consumer:
Home mortgages	538,315	595,085	129,819	534,141
Self-originated home equity	51,359	60,783	6,165	47,856
Credit cards	4,994	4,994	2,943	5,460
Remaining consumer	18,360	25,914	4,602	18,477
Total:
Commercial	$560,081	$685,954	$97,622	$596,953
Consumer	759,238	837,912	143,529	757,813
Total	$1,319,319	$1,523,866	$241,151	$1,354,766

The Company recognized interest income of $6.7 million on approximately $655.7 million of TDRs that were returned to performing status as of March 31, 2013.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

December 31, 2012	Recorded Investment	Unpaid Principal Balance	Related Specific Reserves	Average Recorded Investment
	(in thousands)
With no related allowance recorded:
Commercial:
Corporate banking	$67,261	$89,023	$—	$54,950
Middle market commercial real estate	70,551	71,165	—	76,328
Continuing care retirement communities	33,321	33,321	—	40,109
Santander real estate capital	24,118	24,118	—	23,921
Remaining commercial	8,017	8,017	—	12,537
Consumer:
Home mortgages	105,604	105,604	—	52,802
Self-originated home equity	39,950	39,950	—	39,136
Indirect purchased	1,404	3,231	—	702
Remaining consumer	10,589	14,588	—	14,763
With an allowance recorded:
Commercial:
Corporate banking	206,253	226,594	59,740	204,842
Middle market commercial real estate	78,001	92,845	16,620	105,058
Continuing care retirement communities	75,977	139,115	20,773	122,766
Santander real estate capital	70,323	79,116	15,651	93,713
Remaining commercial	—	—	—	979
Consumer:
Home mortgages	529,966	584,571	138,629	512,199
Self-originated home equity	44,352	56,691	7,532	22,176
Credit cards	5,926	5,926	3,420	2,963
Remaining consumer	18,594	26,253	4,689	9,297
Total:
Commercial	$633,822	$763,314	$112,784	$735,203
Consumer	756,385	836,814	154,270	654,038
Total	$1,390,207	$1,600,128	$267,054	$1,389,241

The Company recognized interest income of $22.7 million on approximately $673.3 million of TDRs that were returned to performing status as of December 31, 2012.

Commercial Lending Asset Quality Indicators

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

Commercial loan credit quality indicators by class of financing receivables are summarized as follows:

March 31, 2013	Corporate banking	Middle market commercial real estate	Continuing care retirement communities	Santander real estate capital	Remaining commercial	Total
	(in thousands)
Regulatory Rating:
Pass	$17,563,383	$3,298,549	$65,281	$8,953,641	$1,027,313	$30,908,167
Special Mention	453,529	191,332	26,688	236,186	3,022	910,757
Substandard	487,644	267,912	85,669	198,769	8,081	1,048,075
Doubtful	54,430	46,053	51,390	34,504	—	186,377
Total commercial loans	$18,558,986	$3,803,846	$229,028	$9,423,100	$1,038,416	$33,053,376

December 31, 2012	Corporate banking	Middle market commercial real estate	Continuing care retirement communities	Santander real estate capital	Remaining commercial	Total
	(in thousands)
Regulatory Rating:
Pass	$17,376,125	$2,818,196	$58,378	$8,981,161	$1,001,611	$30,235,471
Special Mention	429,425	527,544	34,190	326,795	13,981	1,331,935
Substandard	520,677	299,639	89,034	196,711	9,130	1,115,191
Doubtful	86,694	50,845	71,067	40,136	—	248,742
Total commercial loans	$18,412,921	$3,696,224	$252,669	$9,544,803	$1,024,722	$32,931,339

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Lending Asset Quality Indicators-Class of Financing Receivables

Consumer credit quality disaggregated by class of financing receivables is summarized as follows:

March 31, 2013	Home mortgages	Self-originated home equity	Indirect purchased	Credit cards	Remaining consumer	Total(1)
	(in thousands)
Performing	$10,126,637	$6,095,317	$1,387,115	$201,994	$878,333	$18,689,396
Non-performing	504,528	119,656	4,045	—	53,081	681,310
Total consumer loans	$10,631,165	$6,214,973	$1,391,160	$201,994	$931,414	$19,370,706

December 31, 2012	Home mortgages	Self-originated home equity	Indirect purchased	Credit cards	Remaining consumer	Total(1)
	(in thousands)
Performing	$10,731,939	$6,210,441	$1,467,580	$214,542	$975,770	$19,600,272
Non-performing	511,382	122,985	5,698	—	60,677	700,742
Total consumer loans	$11,243,321	$6,333,426	$1,473,278	$214,542	$1,036,447	$20,301,014

(1)	Financing receivables include loans held for sale.

Consumer Lending Asset Quality Indicators-Credit Score

Remaining consumer and credit card financing receivables by credit score are summarized as follows (in thousands):

March 31, 2013
Credit Score Range(2)	Remaining Consumer Balance	Percent	Credit Cards Balance	Percent
<620	200,830	21.6%	14,230	7.04%
620-639	39,311	4.2%	7,179	3.55%
640-659	47,374	5.1%	11,131	5.51%
660-679	53,221	5.7%	16,522	8.18%
680-699	57,234	6.1%	24,967	12.36%
700-719	54,031	5.8%	30,619	15.17%
720-739	50,902	5.5%	28,956	14.34%
740-759	42,459	4.6%	23,681	11.72%
760-779	34,904	3.7%	17,886	8.85%
780-799	30,006	3.2%	13,136	6.50%
>=800	104,638	11.2%	13,250	6.56%
N/A(1)	216,504	23.3%	437	0.22%
Total	$931,414	100%	$201,994	100%

(1)	Consists primarily of non-strategic auto loans in run-off serviced by third parties. Loans serviced by third parties do not receive refreshed FICO scores.

(2)	Credit scores updated quarterly.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

December 31, 2012
Credit Score Range(2)	Remaining Consumer Balance	Percent	Credit Cards Balance	Percent
<620	229,017	22.1%	13,384	6.24%
620-639	42,755	4.1%	6,803	3.17%
640-659	50,129	4.8%	10,627	4.95%
660-679	57,775	5.6%	16,995	7.92%
680-699	62,819	6.1%	25,976	12.11%
700-719	57,914	5.6%	31,638	14.75%
720-739	52,789	5.1%	30,144	14.05%
740-759	48,101	4.6%	25,632	11.95%
760-779	39,594	3.8%	19,547	9.11%
780-799	32,685	3.2%	16,327	7.61%
>=800	134,836	13.0%	16,887	7.87%
N/A(1)	228,033	22.0%	582	0.27%
Total	$1,036,447	100%	$214,542	100%

(1)	Consists primarily of non-strategic auto loans in run-off serviced by third parties. Loans serviced by third parties do not receive refreshed FICO scores.

(2)	Credit scores updated quarterly.

Consumer Lending Asset Quality Indicators-Combined Loan to Value Range

Home mortgage and self-originated home equity financing receivables by combined loan to value ("CLTV") range are summarized as follows:

March 31, 2013
	Home mortgages		Self-originated home equity
CLTV Range(1)	UPB	Percent	UPB	Percent
	($ in thousands)
<=80%	$7,235,899	68.1%	$3,896,095	62.6%
80.01 - 90%	799,629	7.5%	963,653	15.5%
90.01 - 100%	689,601	6.5%	414,422	6.7%
100.01 - 120%	540,028	5.1%	453,922	7.3%
120.01 - 140%	226,214	2.1%	186,481	3.0%
>140%	241,689	2.3%	164,772	2.7%
N/A	898,105	8.4%	135,628	2.2%
Total(2)	$10,631,165	100%	$6,214,973	100%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

December 31, 2012
	Home mortgages		Self-originated home equity
CLTV Range(1)	UPB	Percent	UPB	Percent
	($ in thousands)
<=80%	$7,488,720	66.6%	$3,927,163	62.0%
80.01 - 90%	904,376	8.1%	1,000,224	15.8%
90.01 - 100%	717,066	6.4%	429,240	6.8%
100.01 - 120%	575,915	5.1%	476,165	7.5%
120.01 - 140%	239,384	2.1%	197,071	3.1%
>140%	256,932	2.3%	174,055	2.8%
N/A	1,060,928	9.4%	129,508	2.0%
Total(2)	$11,243,321	100.0%	$6,333,426	100%

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

Troubled Debt Restructurings

The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

	March 31, 2013	December 31, 2012
	(in thousands)
Performing	$655,719	$673,269
Non-performing	407,901	418,070
Total	$1,063,620	$1,091,339

At March 31, 2013, the Company had $36.7 million of commitments to lend additional funds to borrowers whose terms have been modified in a TDR compared to $5.0 million at December 31, 2012.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Commercial Loan TDRs

All of the Company’s commercial loan modifications are based on the facts of the individual customer, including specific customers' complete relationship with the Company. Loan terms are modified to meet each borrower’s specific circumstances at a point in time. Modifications for commercial loan TDRs generally, although not always, result in bifurcation of the original loan into A and B notes. The A note is restructured to allow for upgraded risk rating and return to accrual status after a sustained period of payment performance has been achieved (typically six months for monthly payment schedules). The B note, if any, is structured as a deficiency note; the balance is charged off but the debt is usually not forgiven. As TDRs, they will be subject to analysis for specific reserves by either calculating the present value of expected future cash flows or, if collateral-dependent, calculating the fair value of the collateral less its estimated cost to sell. The TDR classification will remain on the loan until it is paid in full or liquidated.

Consumer Loan TDRs
The primary modification program for the Company’s home mortgage and self-originated home equity portfolios is a proprietary program designed to keep customers in their homes and, when appropriate, prevent them from entering into foreclosure. The program is available to all customers facing a financial hardship regardless of their delinquency status. The main goal of the modification program is to review the customer’s entire financial condition to ensure that the proposed modified payment solution is affordable according to a specific debt-to-income ratio (“DTI”) range. The main modification benefits of the program allow for a limit on accrued interest charged, term extensions, interest rate reductions, or deferment of principal. The Company will review each customer on a case-by-case basis to determine which benefit or combination of benefits will be offered to achieve the target DTI range.
For the Company’s other consumer portfolios (indirect auto, indirect purchased, and remaining consumer) the terms of the modifications include one or a combination of the following: a reduction of the stated interest rate of the loan at a rate of interest lower than the current market rate for new debt with similar risk or an extension of the maturity date.
Consumer TDRs are generally placed on non-accrual status until the Company believes repayment under the revised terms are reasonably assured and a sustained period of repayment performance has been achieved (typically six months for a monthly amortizing loan). However, any loan that has remained current for the six months immediately prior to modification will remain on accrual status after the modification is enacted. The TDR classification will remain on the loan until it is paid in full or liquidated.
TDR Impact to Allowance for Loan Losses
The allowance for loan losses is established to recognize losses inherent in funded loans intended to be held for investment that are probable and can be reasonably estimated. Prior to a TDR, the Company generally measures its allowance under a loss contingency methodology whereby consumer loans with similar risk characteristics are pooled and loss experience information is monitored for credit risk and deterioration with statistical tools considering factors such as delinquency, loan to values and credit scores.
Upon TDR modification, the Company generally measures impairment based on a present value of expected future cash flows methodology considering all available evidence using the effective interest rate. The amount of the required valuation allowance is equal to the difference between the loan’s impaired value and the recorded investment.
When a consumer TDR subsequently defaults, the Company generally measures impairment based on the fair value of the collateral, if applicable, less its estimated cost to sell.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Typically, commercial loans whose terms are modified in a TDR will have previously been identified as impaired prior to modification and accounted for generally using a present value of expected future cash flows methodology unless the loan is considered collateral dependent. Loans considered collateral-dependent are measured for impairment based on their fair values of collateral less its estimated cost to sell. Accordingly, upon TDR modification, the allowance methodology remains unchanged. If a commercial TDR subsequently defaults, the loan would be evaluated for impairment as part of the normal allowance model.

Financial Impact and TDRs by Concession Type
The following tables detail the activity of TDRs for the three-month periods ended March 31, 2013 and March 31, 2012:

	Three-Month Period Ended March 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment (1)	Post-Modification Outstanding Recorded Investment (2)
Commercial:
Corporate Banking	1	$19,750	$18,767
Santander real estate capital	1	2,724	2,188
Remaining commercial	5	1,712	1,696
Consumer:
Home mortgages(3)	92	15,779	16,132
Self-originated home equity	80	6,243	6,242
Total	179	$46,208	$45,025

	Three-Month Period Ended March 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment (1)	Post-Modification Outstanding Recorded Investment (2)
Commercial:
Middle market commercial real estate	1	$24,000	$24,000
Continuing care retirement communities	1	13,663	12,143
Santander real estate capital	1	5,439	5,439
Remaining commercial	4	7,850	17,395
Consumer:
Home mortgages (3)	145	36,506	36,038
Self-originated home equity	52	5,046	5,046
Total	204	$92,504	$100,061

(1)	Pre-modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred. Dollars in thousands.

(2)	Post-modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred. Dollars in thousands.

(3)	The post-modification outstanding recorded investment amounts for home mortgages exclude interest reserves.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

TDRs which have Subsequently Defaulted

A TDR is considered subsequently defaulted at 90 days past due after modification.

The following table details TDRs that were modified during the past twelve-month period and have subsequently defaulted during the three-month period ended March 31, 2013 and March 31, 2012.

	Three-Month Period Ended March 31, 2013
	Number of Contracts	Recorded Investment (1)(2)
Consumer:
Home mortgages	10	$2,794
Self-originated home equity	2	376
Total	12	$3,170

(1)	The recorded investment represents the period-end balance at March 31, 2013. Dollars in thousands.

(2)	Do not include Chapter 7 bankruptcy TDRs.

	Three-Month Period Ended March 31, 2012
	Number of Contracts	Recorded Investment (1)(2)
Consumer:
Home mortgages	19	4,567
Self-originated home equity	5	710
Total	24	$5,277

(1)	The recorded investment represents the period-end balance at March 31, 2013. Dollars in thousands.

(2)	Do not include Chapter 7 bankruptcy TDRs.

(5) VARIABLE INTEREST ENTITIES AND SECURITIZATIONS

Variable Interest Entities

The Company, in the normal course of business, engages in a variety of activities that involve variable interest entities ("VIEs"), which are legal entities that lack sufficient equity to finance their activities, or the equity investors of the entities as a group lack any of the characteristics of a controlling interest. The primary beneficiary of a VIE is generally the enterprise that has both the power to direct the activities most significant to the economic performance of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. The Company evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and should consolidate the entity based on the variable interests it held both at inception and when there is a change in circumstances that requires a reconsideration. If the Company is determined to be the primary beneficiary of a VIE, it must account for the VIE as a consolidated subsidiary. If the Company is determined not to be the primary beneficiary of a VIE, but holds a variable interest in the entity, such variable interests are generally accounted for under the equity method of accounting or other accounting standards as appropriate.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5) VARIABLE INTEREST ENTITIES AND SECURITIZATIONS (continued)

The Company does not have any involvement with VIEs for which it is considered the primary beneficiary. The following tables provide a summary of the assets and liabilities included in the Company's Consolidated Financial Statements, as well as the components of its maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which the Company holds an interest, but is not the primary beneficiary, to the VIE at March 31, 2013, and December 31, 2012:

			Maximum Exposure
	Carrying	Carrying	Investment
	Amount of	Amount of	in
March 31, 2013	Assets(1)	Liabilities(1)	Equity	Commitments	Total
	(in thousands)
Low income housing partnerships	$52,314	$—	$52,314	$—	$52,314
New market partnerships	41,683	—	41,683	141	41,824
Total	$93,997	$—	$93,997	$141	$94,138

			Maximum Exposure
	Carrying	Carrying	Investment
	Amount of	Amount of	in
December 31, 2012	Assets(1)	Liabilities(1)	Equity	Commitments	Total
	(in thousands)
Low income housing partnerships	$57,929	$—	$57,929	$—	$57,929
New market partnerships	43,734	—	43,734	154	43,888
Total	$101,663	$—	$101,663	$154	$101,817

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

The Company's risk of loss is limited to its investment in these partnerships, which totaled $94.0 million and $101.7 million at March 31, 2013 and December 31, 2012, respectively, plus future cash obligations that the Company is committed to the partnerships totaling $0.1 million and $0.2 million at March 31, 2013 and December 31, 2012, respectively. The Company did not provide financial or other support to the partnerships that was not contractually required.

The aggregate amount of the assets and liabilities held by the VIEs was approximately $700.0 million and $290.0 million, respectively, at December 31, 2011. Aggregate assets and aggregate liabilities are based on limited financial information available associated with certain of the partnerships. 2012 and 2013 information is currently not available; however, management is not aware of any significant changes occurring in 2012 and 2013.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5) VARIABLE INTEREST ENTITIES AND SECURITIZATIONS (continued)

Asset Securitizations

As part of previously reported mergers and as part of transactions initiated by the Company, the Company has several home equity loan securitizations ("Securitizations"). The securitization vehicles are considered VIEs because the holders of the equity investment at risk, including the Company, do not have any obligation to absorb credit losses on the loans within the securitization vehicles. Therefore, the Company has determined that it is not the primary beneficiary of the securitization vehicles. As of March 31, 2013 and December 31, 2012, the Company had $4.8 million and $4.7 million, respectively, of receivables related to advances made by the Company on behalf of the securitization vehicles. The Company does not hold any other assets or liabilities related to the Securitizations. The total principal amount of securitized home equity loans was $46.5 million and $48.1 million as of March 31, 2013 and December 31, 2012, respectively. As of March 31, 2013, the portion of principal 90 days past due (including foreclosures, REOs and bankruptcies) was $15.0 million and for the three months ended March 31, 2013, net credit losses were $0.1 million. As of December 31, 2012, the portion of principal 90 days past due (including foreclosures, real estate owned properties ("REOs") and bankruptcies) was $14.7 million and for the three-months ended March 31, 2012 net credit losses were $0.6 million.

(6) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
The Company conducts its evaluation of goodwill impairment as of December 31 each year, and more frequently if events or circumstances indicate that there may be impairment. The Company completed its annual goodwill impairment test as of December 31, 2012 and determined that no goodwill impairment existed. No impairment indicators were noted since the annual review on December 31, 2012 and accordingly, no impairment test has been performed. The Company expects to perform its next annual goodwill impairment test at December 31, 2013.
The Company evaluates goodwill for impairment at the reporting unit level. The fair value of the reporting units is determined by using discounted cash flow and market comparability methodologies. Goodwill is assigned to reporting units, which are operating segments or one level below an operating segment, as of the acquisition date. As of March 31, 2013, the reporting units with assigned goodwill were Retail Banking, Corporate Banking and Global Banking.

As more fully described in Note 14, during the first quarter of 2013, the Company reorganized its management reporting structure in order to better align management teams and resources with the business goals of the Company and to provide enhanced customer service to its clients. Consequently, segment reporting and goodwill reporting units were updated to reflect this change. In connection with the reorganization, management reallocated its goodwill to its reporting units using a relative fair value allocation approach in accordance with applicable accounting guidance.
Goodwill totaled $3.4 billion at March 31, 2013, which included approximately $1.9 billion in the Retail Banking unit, $1.4 billion in the Corporate Banking unit and $131.1 million in the Global Banking unit. There were no additions or impairments to goodwill in 2013 or 2012. The following table presents activity in the Company's goodwill by its reporting units for the three-months ended March 31, 2013.

	Retail Banking	Specialized Business Group	Corporate	Global Banking	Total
	(in thousands)
Goodwill at December 31, 2012	$2,259,179	$—	$1,172,302	—	$3,431,481
Reallocation of Goodwill	(364,876)	—	233,746	131,130	—
Goodwill at March 31, 2013	$1,894,303	$—	$1,406,048	$131,130	$3,431,481

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6) GOODWILL AND OTHER INTANGIBLE ASSETS (continued)
The Company does not have any other indefinite-lived intangible assets.

Other Intangible Assets
The following table details amounts related to the Company's finite-lived intangible assets for the dates indicated.

	March 31, 2013		December 31, 2012
	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
	(in thousands)
Core deposit intangibles	$39,545	$199,555	$46,281	$192,819
Purchased credit card relationships	6,504	7,700	7,100	7,104
Operating lease agreements	8,201	7,502	8,568	7,136
Total	$54,250	$214,757	$61,949	$207,059

Intangible assets decreased as a result of normal amortization. Amortization expense on intangible assets for the three-month periods ended March 31, 2013 and 2012 was $7.7 million and $10.7 million, respectively.

(7) MORTGAGE SERVICING RIGHTS

At March 31, 2013 and December 31, 2012, the Company serviced residential real estate loans for others totaling $14.0 billion and $13.6 billion, respectively. The Company accounts for residential MSRs using the fair value option. Changes in fair value are recorded through the Consolidated Statements of Operations. The carrying value of the MSRs based on the fair value option at March 31, 2013 and December 31, 2012 was $109.2 million and $92.5 million. See further discussion on the valuation of the MSRs in Note 13. The Company hedges MSRs. See Note 8.

For the three-month period ended March 31, 2013 and 2012, the Company recorded net changes in fair value of MSRs totaling $10.1 million and $10.6 million, respectively, representing changes in present value due to the passage of time and changes in assumptions primarily related to anticipated loan prepayment rates ("CPRs"). The following table presents a summary of activity for the Company’s residential mortgage servicing rights.

	Three-Month Period Ended March 31,
	2013	2012
	(in thousands)
Carrying value at beginning of period	$92,512	$161,291
Write-off of reserves	—	(70,040)
Mortgage servicing assets recognized	13,172	13,437
Principal reductions and curtailments of serviced portfolio	(6,617)	(8,816)
Change in fair value due to valuation assumptions	10,096	10,642
Carrying value at end of period	109,163	106,514

Prior to election of the fair value option in January 2012, a valuation allowance of $70.0 million existed for the excess of the cost of each residential mortgage servicing asset stratum over the estimated fair value. Upon the election of the fair value option in January 2012, this valuation allowance was written-off.

Historically, the Company originated and sold multi-family loans in the secondary market to the Federal National Mortgage Association ("FNMA") while retaining servicing. The Company has not sold multi-family loans to FNMA since 2009. At March 31, 2013 and December 31, 2012, the Company serviced $6.8 billion and $7.5 billion of loans for FNMA, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7) MORTGAGE SERVICING RIGHTS (continued)

The related servicing asset was completely amortized during the second quarter of 2012, and as such, the Company recorded no servicing asset amortization related to the multi-family loans sold to FNMA for the three-month period ended March 31, 2013. For the three-month period ended March 31, 2012, the Company recorded $0.4 million of servicing asset amortization. See further discussion on the recourse reserve in Note 11.

Mortgage servicing fee income was $11.0 million for the three-month period ended March 31, 2013, compared to $12.0 million for the corresponding period ended March 31, 2012. The Company had gains on the sale of mortgage loans and home equity loans of $38.7 million for the three-month period ended March 31, 2013, compared to $13.8 million for the three-month period ended March 31, 2012.

(8) DERIVATIVES

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

The fair value of all derivative balances is recorded within Other Assets and Other Liabilities on the Consolidated Balance Sheet. See Note 13 for discussion on the valuation methodology for derivative instruments.

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to the counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their ISDA master agreements if the Company's ratings fall below investment grade; as of March 31, 2013, derivatives in this scenario had a fair value of $67.9 million. The Bank and SHUSA's credit ratings are currently considered investment grade. The Bank estimates a further 1 or 2 notch downgrade by either S&P or Moody's would require it to post up to an additional $4.3 million or $4.5 million, respectively, in order to comply with existing derivative agreements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8) DERIVATIVES (continued)

As of March 31, 2013 and December 31, 2012, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) that were in a net liability position totaled $355.3 million and $395.3 million, respectively. The Company had $371.5 million and $454.8 million in cash and securities collateral posted to cover those positions as of March 31, 2013 and December 31, 2012, respectively. The Company held collateral from its counterparties as of March 31, 2013 and December 31, 2012 related to derivative instruments of $1.4 million for both periods.

Fair Value Hedges

The Company enters into cross-currency swaps in order to hedge its foreign currency exchange risk on certain Euro-denominated investments. These derivatives are designated as fair value hedges at inception. The Company includes all components of each derivative gain or loss in the assessment of hedge effectiveness. The earnings impact of the ineffective portion of these hedges was not material for the three-month periods ended March 31, 2013 or March 31, 2012. The last of the hedges is scheduled to expire in February 2016.

The Company has historically entered into pay-variable, receive-fixed interest rate swaps to hedge changes in fair values of certain brokered certificate of deposits and certain debt obligations. At March 31, 2013, the Company had $15.0 million of deferred net after-tax losses on terminated derivative instruments that were hedging fair value changes. These losses will continue to be deferred in Other Liabilities and will be reclassified into interest expense over the remaining lives of the hedged assets and liabilities. During the three-month period ended March 31, 2013, $1.3 million of the losses were recognized in the Consolidated Statement of Operations.

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

The Company hedges exposures to changes in cash flows associated with forecasted interest payments on variable-rate liabilities, through the use of pay-fixed, receive variable interest rate swaps. The last of the hedges is scheduled to expire in August 2025. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. The earnings impact of the ineffective portion of these hedges was not material for the three-month periods ended March 31, 2013 or March 31, 2012. As of March 31, 2013, the Company expects approximately $7.3 million of gross losses recorded in accumulated other comprehensive income to be reclassified to earnings during the next twelve months as the future cash flows occur.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8) DERIVATIVES (continued)

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Shown below is a summary of the derivatives designated as accounting hedges at March 31, 2013 and December 31, 2012:

	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	WeightedAverage Life (Years)
	(in thousands)
March 31, 2013
Fair value hedges:
Cross-currency swaps	$19,995	$3,307	$2,660	4.76%	4.75%	2.9
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	3,894,407	1,490	103,356	0.29%	2.22%	1.8
Total	$3,914,402	$4,797	$106,016	0.32%	2.23%	1.8

December 31, 2012
Fair Value hedges:
Cross-currency swaps	$79,765	$10,452	$11,458	3.42%	3.41%	3.7
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	3,649,088	524	120,844	0.34%	2.34%	2.0
Total	$3,728,853	$10,976	$132,302	0.40%	2.36%	2.1

See Note 10 for detail of the amounts included in accumulated other comprehensive income related to derivative activity.

Other Derivative Activities

The Company also enters into derivatives that are not designated as accounting hedges under U.S. GAAP. The majority of these derivatives are customer-related derivatives and used to manage risk related to residential and commercial mortgage banking activities. They are considered economic hedges. Although these derivatives are used to hedge risk, they are not designated as accounting hedges because the contracts they are hedging are typically also carried at fair value on the balance sheet, resulting in generally symmetrical accounting treatment for both the hedging instrument and the hedged item.

Mortgage Banking Derivatives

The Company’s derivative portfolio includes mortgage banking interest rate lock commitments and forward sale commitments used for risk management purposes and derivatives executed with commercial banking customers, primarily interest rate swaps and foreign currency contracts. As part of its overall business strategy, the Bank originates fixed-rate residential mortgages. It sells a portion of this production to the Federal Home Loan Mortgage Corporation (the "FHLMC"), FNMA, and private investors. The loans are exchanged for cash or marketable fixed-rate mortgage-backed securities which are generally sold. The Company uses forward sales, cash sales and options on mortgage-backed securities as a means of hedging against the economic impact of changes in interest rate on the mortgages that are originated for sale and on interest rate lock commitments.

The Company typically retains the servicing rights related to residential mortgage loans that are sold. Residential mortgage servicing rights are accounted for at fair value. As deemed appropriate, the Company economically hedges mortgage servicing rights using interest rate swaps and forward contracts to purchase mortgage-backed securities.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8) DERIVATIVES (continued)

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

Other derivative instruments primarily include equity options, which manage our market risk associated with certain customer deposit products.

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Summary information regarding other derivative activities at March 31, 2013 and December 31, 2012 follows:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012	March 31, 2013	December 31, 2012
	(in thousands)
Mortgage banking derivatives:
Forward commitments to sell loans	$1,111,230	$1,392,892	$—	$—	$3,620	$3,364
Interest rate lock commitments	632,850	852,245	11,682	15,402	—	—
Mortgage servicing rights	—	270,000	—	204	—	1,023
Total mortgage banking risk management	1,744,080	2,515,137	11,682	15,606	3,620	4,387

Customer related derivatives:
Swaps receive fixed	5,498,141	5,405,619	317,527	361,858	886	128
Swaps pay fixed	5,572,765	5,464,567	3,253	616	308,658	353,830
Other	961,157	999,008	3,743	4,460	3,221	3,942
Total customer related derivatives	12,032,063	11,869,194	324,523	366,934	312,765	357,900

Other derivative activities:
VISA total return swap	12,899	12,899	—	—	499	564
Foreign exchange contracts	771,964	951,784	8,393	9,998	7,092	7,638
Other	237,943	290,722	4,425	5,227	4,451	5,076

Total	$14,798,949	$15,639,736	$349,023	$397,765	$328,427	$375,565

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8) DERIVATIVES (continued)

Gains (Losses) on All Derivatives

The following Consolidated Statement of Operations line items were impacted by the Company’s derivative activity for the three-month period ended March 31, 2013 and 2012:

Three-Month Period Ended
Derivative Activity	March 31, 2013	March 31, 2012
Fair value hedges:
Cross-currency swaps	Increase to capital markets revenue of $1.7 million.	Decrease in other income of $0.1 million.
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Decrease in net interest income of $17.7 million.	Decrease in net interest income of $20.9 million.
Other derivative activities:
Forward commitments to sell loans	Decrease in mortgage banking revenues of $0.3 million.	Increase in mortgage banking revenues of $7.8 million.
Interest rate lock commitments	Decrease in mortgage banking revenues of $3.7 million.	Decrease in mortgage banking revenues of $1.6 million.
Mortgage servicing rights	Increase in mortgage banking revenues of $0.8 million.	No effect on income.
Customer related derivatives	Increase in capital markets revenue of $2.4 million.	Increase in miscellaneous other income of $13.2 million.
Total return swap associated with sale of Visa, Inc. Class B shares	Decrease in other non-interest income of $38 thousand.	Increase in other non-interest income of $3.8 million.
Foreign exchange	Decrease in capital markets revenue of $1.1 million	Increase in other non-interest income of 25 thousand.
Other	Decrease to net interest income and decrease to capital markets revenue of $0.7 million and $36 thousand, respectively.	Increase to net interest income of $0.1 million.

Disclosures about Offsetting Assets and Liabilities

The Company enters into legally enforceable master netting agreements which reduce risk by permitting netting of transactions with the same counterparty, upon the occurrence of certain events. A master netting agreement allows two counterparties the ability to net settle amounts under all contracts, including any related collateral posted, through a single payment and in a single currency. The right to offset and certain terms regarding the collateral process, such as valuation, credit events and settlement, are outlined in the International Swaps and Derivative Association (“ISDA”) master agreement. The Company's financial instruments, including resell and repurchase agreements, securities lending arrangements, derivatives and cash collateral, may be eligible for offset in the consolidated balance sheet.
Information about financial assets and liabilities that are eligible for offset in the consolidated balance sheet as of March 31, 2013 and December 31, 2012 is presented in the following tables:

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8) DERIVATIVES (continued)

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
March 31, 2013
Fair value hedges	$3,307	$2,660	$647	$—	$—	$647
Cash flow hedges	1,490	—	1,490	—	—	1,490
Other derivative activities(1)	337,341	26,250	311,091	14,364	1,410	295,317
Total derivatives subject to a master netting arrangement or similar arrangement	$342,138	$28,910	$313,228	$14,364	$1,410	$297,454
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	11,682	—	11,682	—	—	11,682
Total Derivatives Assets	$353,820	$28,910	$324,910	$14,364	$1,410	$309,136

Reverse repurchase, securities borrowing, and similar arrangement	—	—	—	—	—	—
Total Financial Assets	353,820	28,910	324,910	14,364	1,410	309,136

December 31, 2012
Fair value hedges	$10,452	$10,452	$—	$—	$—	$—
Cash flow hedges	524	—	524	—	—	524
Other derivative activities(1)	382,363	19,161	363,202	14,364	1,410	347,428
Total derivatives subject to a master netting arrangement or similar arrangement	$393,339	$29,613	$363,726	$14,364	$1,410	$347,952
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	15,402	—	15,402	—	—	15,402
Total Derivatives Assets	$408,741	$29,613	$379,128	$14,364	$1,410	$363,354

Reverse repurchase, securities borrowing, and similar arrangement	—	—	—	—	—	—
Total Financial Assets	$408,741	$29,613	$379,128	$14,364	$1,410	$363,354

(1)	Includes customer related and other derivatives

(2)	Includes mortgage banking derivatives

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8) DERIVATIVES (continued)

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
March 31, 2013
Fair value hedges	$2,660	$2,660	$—	$—	$—	$—
Cash flow hedges	103,356	1,036	102,320	68,770	44,017	(10,467)
Other derivative activities(1)	324,807	25,214	299,593	193,142	102,092	4,359
Total derivatives subject to a master netting arrangement or similar arrangement	$430,823	$28,910	$401,913	$261,912	$146,109	$(6,108)
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	3,620	—	3,620	—	—	3,620
Total Derivatives Liabilities	$434,443	$28,910	$405,533	$261,912	$146,109	$(2,488)

Reverse repurchase, securities borrowing, and similar arrangement	221,083	—	221,083	233,577	5,512	(18,006)
Total Financial Liabilities	655,526	28,910	626,616	495,489	151,621	(20,494)

December 31, 2012
Fair value hedges	$11,458	$10,452	$1,006	$43	$901	$62
Cash flow hedges	120,844	6	120,838	11,320	110,327	(809)
Other derivative activities(1)	372,201	19,155	353,046	35,473	296,700	20,873
Total derivatives subject to a master netting arrangement or similar arrangement	$504,503	$29,613	$474,890	$46,836	$407,928	$20,126
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	3,364	—	3,364	—	—	3,364
Total Derivatives Liabilities	$507,867	$29,613	$478,254	$46,836	$407,928	$23,490

Reverse repurchase, securities borrowing, and similar arrangement	2,107,986	—	2,107,986	2,650,823	60,259	(603,096)
Total Financial Liabilities	$2,615,853	$29,613	$2,586,240	$2,697,659	$468,187	$(579,606)

(1)	Includes customer related and other derivatives

(2)	Includes mortgage banking derivatives

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9) INCOME TAXES

An income tax provision of $102.7 million was recorded for the three-month period ended March 31, 2013, compared to $38.5 million for the corresponding period in 2012. This resulted in an effective tax rate of 26.4% for the three-month period ended March 31, 2013 compared to 14.4% for the same period in 2012. The higher tax rate in the first quarter of 2013 was primarily attributable to a higher level of pretax income and a tax benefit that was booked in 2012 for investment tax credits related to a direct-financing lease.

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

Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. The Company reviews the tax balances quarterly, and, as new information becomes available, the balances are adjusted as appropriate. The Company is subject to ongoing tax examinations and assessments in various jurisdictions.

On June 17, 2009, the Company filed a lawsuit against the United States in Federal District Court seeking a refund of assessed taxes paid for tax years 2003-2005 related to two separate financing transactions with an international bank totaling $1.2 billion. As a result of these two financing transactions, the Company was subject to foreign taxes of $154.0 million during the years 2003 through 2005 and claimed a corresponding foreign tax credit for foreign taxes paid during those years, which the IRS disallowed. The IRS also disallowed the Company's deductions for interest expense and transaction costs, totaling $24.9 million in tax liability, and assessed interest and penalties totaling approximately $69.6 million. In 2006 and 2007, the Company was subject to an additional $87.6 million and $22.5 million of foreign taxes, respectively, as a result of the two financing transactions, and the Company's entitlement to foreign tax credits in these amounts will be determined by the outcome of the 2003-2005 litigation. In addition, the outcome of the litigation will determine whether the Company is subject to an additional tax liability of $49.8 million related to interest expense and transaction cost deductions, and whether the Company will be subject to $12.1 million in interest and $12.5 million in penalties for 2006 and 2007. The Company continues to believe that it is entitled to claim these foreign tax credits taken with respect to the transactions and also continues to believe that the Company is entitled to tax deductions for the related issuance costs and interest deductions based on tax laws. A trial date has been set in this litigation for October 7, 2013. The Company has recorded a receivable in Other Assets for the amount of these payments, less a tax reserve of $96.9 million, as of March 31, 2013. On February 11, 2013, the U.S. Tax Court issued an adverse opinion in a case between the Bank of New York Mellon Corporation and the IRS involving a transaction with a structure similar to the Company's financing transaction. The Company has confidence in its position because, among other reasons, the Company will raise arguments and issues in its case that were not considered by the Tax Court. Bank of New York Mellon has indicated it intends to appeal the decision. The Company believes its reserve amount adequately provides for potential exposure to the IRS related to these items. As litigation progresses, it is reasonably possible changes in the reserve for uncertain tax positions could range from a decrease of $96.9 million to an increase of $296.0 million within the next 12 months.

The IRS concluded the exam of the Company’s 2006 and 2007 tax returns in 2011. In addition to the adjustments for items related to the two financing transactions discussed above, the IRS has proposed to recharacterize ordinary losses related to the sale of certain assets as capital losses. The Company has paid the tax assessment resulting from this recharacterization, and will contest the adjustment through the administrative appeals process. The Company is confident that its position related to its ordinary tax treatment of the losses will ultimately be upheld. If the Company is not successful in defending its position, the maximum potential tax liability resulting from this IRS adjustment would be approximately $95.6 million. Additionally, with respect to the 2006-2007 tax periods, the Company faces potential interest and penalties resulting from the recharacterization adjustment and other unrelated adjustments of approximately $11.1 million in interest and $14.5 million in penalties, which are also being contested through the administrative appeals process.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10) ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)
The following table presents the components of accumulated other comprehensive income/(loss), net of related tax, for the three-month period ended March 31, 2013 and 2012, respectively.

	Total Other Comprehensive Income/(loss)			Total Accumulated Other Comprehensive Income/(Loss)
	For the Three-Month Period Ended March 31, 2013			December 31, 2012		March 31, 2013
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$1,469	$(15,456)	$(13,987)
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments (1)	17,401	7,415	24,816
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	18,870	(8,041)	10,829	$(79,174)	$10,829	$(68,345)

Change in unrealized gains on investment securities available-for-sale	(32,808)	71,364	38,556
Reclassification adjustment for net gains included in net income (2)	(73,522)	(29,173)	(102,695)
Net unrealized gains on investment securities available-for-sale	(106,330)	42,191	(64,139)	160,224	(64,139)	96,085

Pension and post-retirement actuarial loss(3)	905	(355)	549	(26,716)	549	(26,167)

Total, March 31, 2013	$(86,555)	$33,795	$(52,761)	$54,334	$(52,761)	$1,573

(1) Net losses reclassified into "Interest on borrowings and other debt obligations" on the Consolidated Statement of Operations for settlements of Interest rate swap contracts designated as cash flow hedges.
(2) Net gains reclassified into "Net gain on sale of investment securities" on the Consolidated Statement of Operations for the sale of available for sale securities.
(3) Included in the computation of net periodic pension costs.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10) ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(loss)			Total Accumulated Other Comprehensive Income/(Loss)
	For the Three-Month Period Ended March 31, 2012			December 31, 2011		March 31, 2012
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$(16,512)	$5,540	$(10,972)
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments	23,350	(8,173)	15,177
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	6,838	(2,633)	4,205	$(107,996)	$4,205	$(103,791)

Change in unrealized gains/(losses) on investment securities available-for-sale	61,067	(22,286)	38,781
Reclassification adjustment for net gains included in net income	(15,544)	5,441	(10,103)
Net unrealized gains/(losses) on investment securities available-for-sale	45,523	(16,845)	28,678	87,753	28,678	116,431

Pension and post-retirement actuarial loss	929	(365)	564	(26,475)	564	(25,911)

Total, March 31, 2012	$53,290	$(19,843)	$33,447	$(46,718)	$33,447	$(13,271)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11) COMMITMENTS, CONTINGENCIES, AND GUARANTEES

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

The following table details the amount of commitment expiration per period for financial instruments where contract amounts represent credit risk at March 31, 2013:

Other Commitments	Contract or notional amount	Less than 1 year	Over 1 yr to 3 yrs	Over 3 yrs to 5 yrs	Over 5 yrs
	(in thousands)
Commitments to extend credit	$25,097,765	$8,175,390	$4,530,709	$9,823,448	$2,568,218
Standby letters of credit	2,502,597	1,779,357	476,271	232,512	14,457
Loans sold with recourse and credit enhancement features	240,216	31,218	43,708	45,607	119,683
Forward buy commitments	685,472	578,795	106,677	—	—
Total commitments	$28,526,050	$10,564,760	$5,157,365	$10,101,567	$2,702,358

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11) COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Guarantees

Standby Letters of Credit

The Company’s standby letters of credit meet the definition of a guarantee under ASC 460. Standby letters of credit commit us to make payments on behalf of our customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 1.10 years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company has various forms of collateral, including real estate assets and customer business assets. The maximum undiscounted exposure related to these commitments at March 31, 2013 was $2.5 billion, and the approximate value of the underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $1.0 billion. The fees related to standby letters of credit are deferred and amortized over the life of the commitment. These fees were immaterial to the Company’s financial statements at March 31, 2013. Management believes that the utilization rate of these standby letters of credit will continue to be substantially less than the amount of these commitments, as has been the Company’s experience to date. As of March 31, 2013 and December 31, 2012, the liability related to these standby letters of credit was $138.7 million, which is recorded within the reserve for unfunded commitments in Other Liabilities on the Consolidated Balance Sheet. The credit risk associated with standby letters of credit is monitored using the same risk rating system utilized within the loan and lease portfolio. Also included within the reserve for unfunded commitments at March 31, 2013 and December 31, 2012 were lines of credit outstanding of $71.3 million.

Loans Sold with Recourse

The Company has loans sold with recourse that meet the definition of a guarantee under the guarantees topic of the FASB ASC. For loans sold with recourse under the terms of its multi-family sales program with the FNMA, the Company retained a portion of the credit risk associated with such loans. The unpaid principal balance outstanding of loans sold with these programs was $6.8 billion as of March 31, 2013 and $7.5 billion as of December 31, 2012. As a result of its agreement with the FNMA, the Company retained a 100% first loss position on each multi-family loan sold to the FNMA until the earlier to occur of (i) the aggregate approved losses on multi-family loans sold to the FNMA reaching the maximum loss exposure for the portfolio as a whole ($159.5 million as of March 31, 2013, which includes a reduction of $2.1 million for losses pending approval by the FNMA) or (ii) until all of the loans sold to the FNMA under this program are fully paid off. Any losses sustained as a result of impediments in standard representations and warranties would be in addition to the maximum loss exposure.

The Company has established a liability which represents the fair value of the retained credit exposure. This liability represents the amount the Company estimates it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon internal specific information and an industry-based default curve with a range of estimated losses. At March 31, 2013 and December 31, 2012, SHUSA had $111.1 million and $122.7 million of reserves classified in Accrued expenses and payables on the Consolidated Balance Sheet related to the fair value of the retained credit exposure for loans sold to the FNMA under this program. The Company's commitment will expire in March 2039 based on the maturity of the loans sold with recourse. Losses sustained by the Company may be offset, or partially offset, from proceeds resulting from the disposition of the underlying mortgaged properties. Approval from the FNMA is required for all transactions related to the liquidation of properties underlying the mortgages.

Additionally, during the period of 1999-2002, residential mortgage loans were sold with recourse and credit enhancement features to Fannie Mae, FNMA and FHLMC. The remaining unpaid principal balance of these loans was $78.6 million and $83.0 million at March 31, 2013 and December 31, 2012, respectively. The Company has posted collateral in the amount of $0.9 million at March 31, 2013 and December 31, 2012, respectively, to be utilized for any incurred losses related to these sold loans.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11) COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Representation and Warranty
In the ordinary course of business, the Company sells residential loans on a non-recourse basis to certain government-sponsored entities ("GSEs") and certain private investors. In connection with these sales, the Company has entered into agreements containing various representations and warranties about, among other things, the ownership of the loans, the validity of the liens securing the loans, the loans' compliance with any applicable loan criteria established by the GSEs and the private investors, including underwriting standards and the ongoing existence of mortgage insurance, absence of delinquent taxes or liens against the property securing the loans and the loans' compliance with applicable federal, state, and local laws. Breaches of these representations and warranties may require the Company to repurchase the mortgage loan or, if the loan has been foreclosed, the underlying collateral, or otherwise make whole or provide other remedies to the GSEs and the private investors.
The activity in the Company's representation and warranties reserves for the three-month period ended March 31, 2013 and March 31, 2012 was as follows (in thousands):

	Three-Month Period Ended March 31, 2013	Three-Month Period Ended March 31, 2012
	(in thousands)
Beginning Balance	$50,662	$12,273
Provision	6,823	2,120
Recoveries	—	—
Charge-offs	(6,778)	(2,146)
Ending Balance	$50,707	$12,247

Within the last year we have experienced elevated levels of residential mortgage repurchase demands and we expect these levels to continue. During the past four quarters, we have seen a 49% increase in repurchase demands compared to the average of the prior five quarters. The past four quarters had average repurchase demands of $16.4 million, while the five previous quarters had average repurchase demands of $11.0 million. Management believes our repurchase liability appropriately reflects the estimated probable losses on repurchase claims for all loans sold and outstanding as of March 31, 2013. In making these estimates, we consider the losses that we expect to incur over the life of the sold loans.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11) COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that is both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable, at which time an accrued liability is established with respect to such loss contingency. The Company continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. For certain legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses. For other matters for which a loss is probable or reasonably possible, such an estimate is not possible. Excluding the matters discussed below, management currently estimates that it is reasonably possible that the Company could incur losses in an aggregate amount of up to approximately $60.0 million in excess of the accrued liability, if any, with it also being reasonably possible that the Company could incur no such losses in these matters. This estimated range of reasonably possible losses represents the estimate of possible losses over the life of such legal matters, which may span an indeterminable number of years, and is based on information available as of March 31, 2013.

Below describes those matters where it is reasonably possible that the Company will incur a significant loss.

Fabrikant & Sons Bankruptcy Adversary Proceeding
In October 2007, the official committee of unsecured creditors of the debtors, M. Fabrikant & Sons (“MFS”) and a related company, Fabrikant-Leer International, Ltd. (“FLI”), filed an adversary proceeding against Sovereign Precious Metals, LLC (“SPM”), a wholly-owned subsidiary of the Bank, and the Bank in the United States Bankruptcy Court for the Southern District of New York. The proceeding seeks to avoid $22.0 million in obligations otherwise due to the Bank (and formerly SPM) with respect to gold previously consigned to the debtor by the Bank. In addition, the adversary proceeding seeks to recover over $9.8 million in payments made to the Bank by an affiliate of the debtors. Several other financial institutions were named as defendants based upon other alleged fraudulent transfers. The defendants' motions to dismiss were denied in part and allowed in part. Claims remain against the Bank for approximately $33.0 million.

The plaintiff appealed the Bankruptcy Court's dismissal of certain claims, including those claims based on "actual fraud". On October 1, 2012, the United States District Court for the Southern District of New York affirmed the January 25, 2011 order of the Bankruptcy Court. The plaintiff appealed the decision to the United States Court of Appeals for the Second Circuit. The appeal was fully briefed in April 2013. As previously reported, the disposition of the appeal does not affect the Bank's exposure in the case.

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

On January 7, 2013, the Bank and nine other mortgage servicing companies subject to enforcement actions for deficient practices in mortgage loan servicing and foreclosure processing, reached an agreement in principle with the OCC and the FRB to make cash payments and provide other assistance to borrowers. On February 28, 2013, the agreements were finalized with all ten mortgage servicing companies, including the Bank. Other assistance includes reductions of principal on first and second liens, payments to assist with short sales, deficiency balance waivers on past foreclosures and short sales, and forbearance assistance for unemployed homeowners. As of January 24, 2013, twelve other mortgage servicing companies subject to enforcement action for deficient practices in mortgage loan servicing and foreclosure processes also reached an agreement with the OCC or the FRB, as applicable.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11) COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

As a result of the agreement, the participating servicers, including the Bank, have ceased their independent foreclosure reviews, which involved case-by-case reviews, and replace it with a broader framework allowing eligible borrowers to receive compensation in a more timely manner. This arrangement has not eliminated all of the Company's risks associated with foreclosures, as it does not protect the Bank from potential individual borrower claims, class actions lawsuits, actions by state attorneys general, or actions by the Department of Justice. In addition, all of the other terms of the Order are still in place.

Under the agreement, the Bank paid $6.2 million into a remediation fund, which is in the process of being distributed to borrowers, and will engage in mortgage modifications over the next two years in an aggregate principal amount of $9.9 million. In return, the OCC will waive any civil money penalties that may have been assessed against the Bank. The Bank is 0.17% of the total $9.3 billion settlement among the banks and is the smallest participant in the agreement. The total $16.1 million related to the remediation fund and mortgage modifications was recognized in Other Expense in the Consolidated Statement of Operations during the fourth quarter of 2012. While the Bank expects to incur additional operating expenses in implementing these standards, it does not currently expect that the impact of these expenses will be material.

Excluding the costs above, the Company incurred $9.8 million and $0.7 million of costs during the first three months 2012 and the first three months of 2013, respectively, relating to compliance with the Order and the settlement agreement.

In addition, the Company incurred $0.2 million and $0.3 million of costs during the first three months of 2012 and the first three months of 2013, respectively, related to compensatory fees as a result of foreclosure delays. The Company expects to incur additional compensatory costs in 2013.

Other

Refer to Note 9 for disclosure regarding the lawsuit filed by the Company against the IRS/United States. In addition to the proceedings described above and the litigation described in Note 9 above, the Company in the normal course of business is subject to various other pending and threatened legal proceedings in which claims for monetary damages and other relief are asserted. The Company does not anticipate, at the present time, that the ultimate aggregate liability, if any, arising out of such other legal proceedings will have a material effect on its financial position. However, the Company cannot now determine whether or not any claims asserted against it, whether in the proceedings specifically described above, the matter described in Note 9 above, or otherwise, will have a material effect on the its results of operations in any future reporting period, which will depend on, among other things, the amount of any loss resulting from the claim and the amount of income otherwise reported for the reporting period.

(12) RELATED PARTY TRANSACTIONS

The Company has various debt agreements with Santander. For a listing of these debt agreements, see the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

The Company has $2.0 billion of public securities consisting of various senior note obligations, trust preferred security obligations and preferred stock issuances. Santander owned approximately 30.1% of these securities as of March 31, 2013.

The Company has entered into derivative agreements with Santander and Abbey National PLC with notional values of $3.6 billion, and $2.7 billion, respectively, as of March 31, 2013, which consist primarily of swap agreements to hedge interest rate risk and foreign currency exposure. As of December 31, 2012, such agreements with Santander and Abbey National PLC had notional values of $3.5 billion and $1.0 billion, respectively.

In 2006, Santander provided confirmation of standby letters of credit issued by the Bank. During the three-month periods ended March 31, 2013 and 2012, the average unfunded balance outstanding under these commitments was $35.9 million and $149.5 million, respectively. The Bank paid approximately $0.1 million in fees to Santander in the three-month period ended March 31, 2013 in connection with these commitments, compared to $1.1 million in fees in the corresponding period in the prior year.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12) RELATED PARTY TRANSACTIONS (continued)

SHUSA has a $500 million line of credit with Santander that was initiated in November 2012. There was no activity during the three-month period ended March 31, 2013 or the corresponding period in 2012 related to this line of credit.

In addition, the Company makes rental payments to Santander. There were no material rental payments made in connection with this agreement during the three-month period ended March 31, 2013 or the corresponding period in 2012.

In the ordinary course of business, certain directors and executive officers of the Company became indebted to the Company in the form of loans for various business and personal interests. The outstanding balance of these loans was $9.3 million and $6.5 million at March 31, 2013 and December 31, 2012, respectively.

The Company and its affiliates have entered into various service agreements with Santander and its affiliates. Each of the agreements was done in the ordinary course of business and on market terms. The agreements are as follows:

•
NW Services Co., a Santander affiliate doing business as Aquanima, is under contract with the Bank to provide procurement services, with fees paid in the three-month period ended March 31, 2013 in the amount of $0.8 million, compared to $1.1 million for the corresponding period in 2012. There were no payables in connection with this agreement at March 31, 2013 or December 31, 2012. The fees related to this agreement are recorded within “Outside services” in the Consolidated Statement of Operations.

•
Geoban, S.A., a Santander affiliate, is under contract with the Bank to provide services in connection with debit card disputes and claims support, and consumer and mortgage loan set-up and review, with fees paid in the three-month period ended March 31, 2013 in the amount of $4.9 million, compared to $1.1 million for the corresponding period in 2012. In addition, as of December 31, 2012, the Company had payables with Geoban, S.A. in the amount of $2.3 million. There were no payables in connection with this agreement at March 31, 2013. The fees related to this agreement are recorded within “Outside services” in the Consolidated Statement of Operations.

•
Ingenieria de Software Bancario S.L., a Santander affiliate, is under contract with the Bank to provide information technology development, support and administration, with fees paid in the three-month period ended March 31, 2013 in the amount of $40.7 million, compared to $21.9 million for the corresponding period in 2012. In addition, as of March 31, 2013 and December 31, 2012, the Company had payables with Ingenieria De Software Bancario S.L. in the amounts of $5.6 million and $27.9 million, respectively. The fees related to this agreement are capitalized within "Premises and equipment" on the Consolidated Balance Sheet.

•
Produban Servicios Informaticos Generales S.L., a Santander affiliate, is under contract with the Bank to provide professional services, and administration and support of information technology production systems, telecommunications and internal/external applications, with fees paid in the amount of $17.7 million for both the three-month period ended March 31, 2013 and the corresponding period in 2012. In addition, as of March 31, 2013 and December 31, 2012, the Company had payables with Produban Servicios Informaticos Generales S.L. in the amounts of $1.4 million and $5.3 million, respectively. The fees related to this agreement are recorded within “Occupancy and equipment expenses” and "Technology expense" in the Consolidated Statement of Operations.

•
Santander Back-Offices Globales Mayoristas S.A., a Santander affiliate, is under contract with the Bank to provide logistical support for the Bank’s derivative and hedging transactions and programs. In the three-month period ended March 31, 2013 and 2012, fees in the amount of $0.1 million were paid to Santander Back-Offices Globales Mayoristas S.A. with respect to this agreement for both periods. There were no payables in connection with this agreement at March 31, 2013 or December 31, 2012. The fees related to this agreement are recorded within “Outside services” in the Consolidated Statement of Operations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12) RELATED PARTY TRANSACTIONS (continued)

•
Santander Global Facilities (“SGF”), a Santander affiliate, is under contract with the Bank to provide (i) administration and management of employee benefits and payroll functions for the Bank and other affiliates, including employee benefits and payroll processing services provided by third party vendors through sponsorship by SGF, and (ii) property management and related services. In the three-month period ended March 31, 2013 and 2012, fees in the amount of $2.7 million were paid to SGF with respect to this agreement for both periods. There were no payables in connection with this agreement at March 31, 2013 or December 31, 2012. The fees related to this agreement are recorded within “Outside services” in the Consolidated Statement of Operations.

•
Santander Securities LLC, a Santander affiliate, is under contract with the Bank to provide integrated services and conduct broker-dealer activities and insurance services. Santander Securities collects amounts due from customers on behalf of the Bank and remits the amounts net of fees. As of March 31, 2013, the Company had receivables with Santander Securities LLC in the amount of $3.8 million, compared to $3.9 million as of December 31, 2012. There were no payables in connection with this agreement at March 31, 2013 or December 31, 2012.

During the three-month period ended March 31, 2013 and March 31, 2012, the Company recorded income of $17.4 thousand and $15.9 thousand, respectively, and expenses of $5.0 million and $7.4 million, respectively, related to transactions with SCUSA. In addition, as of March 31, 2013 and December 31, 2012, the Company had receivables and prepaid expenses with SCUSA in the amounts of $59.6 million and $59.2 million, respectively. The activity is primarily related to SCUSA's servicing of certain SHUSA outstanding loan portfolios and dividends paid by SCUSA to SHUSA.

(13) FAIR VALUE

General

As of March 31, 2013, $18.4 billion of the Company’s total assets consisted of financial instruments measured at fair value on a recurring basis, including financial instruments for which the Company elected the fair value option. Approximately $5.1 million of these financial instruments were measured using quoted market prices for identical instruments or using Level 1 inputs. Approximately $18.2 billion of these financial instruments were measured using valuation methodologies involving market-based and market-derived information or using Level 2 inputs. Approximately $165.7 million of these financial instruments were measured using model-based techniques, or using Level 3 inputs, and represented approximately 0.9% of total assets measured at fair value and approximately 0.2% of total consolidated assets.

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

(13) FAIR VALUE (continued)

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

The Company reviews the assumptions utilized to determine fair value on a quarterly basis. Any changes in methodologies or significant inputs used in determining fair values are further reviewed to determine if a fair value level hierarchy change has occurred. Transfers in and out of Levels 1, 2 and 3 are considered to be effective as of the end of the quarter in which they occur.

There were no transfers between Levels 1, 2 and 3 during the three-month period ended March 31, 2013 for any assets or liabilities valued at fair value on a recurring basis. During the Company's review of its investment portfolio performed during the first three months of 2012, the Company transferred its collateralized loan obligation securities ("CLOs"), which are asset-backed securities, from Level 2 to Level 3 due to the lack of price transparency in connection with its limited trading activity. The CLOs are valued using a third-party pricing service. Late in the third quarter of 2012, the Company changed its third-party pricing indications from an issuing broker to a pricing service, as the new provider is able to provide a more precise and market-driven valuation for these types of investments. During the Company's review of valuation methodologies in the fourth quarter of 2012, it was determined that the pricing techniques utilized by the provider would be considered Level 2. Therefore, during the fourth quarter of 2012, CLOs were transferred back to Level 2 from Level 3.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(13) FAIR VALUE (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of March 31, 2013 and December 31, 2012.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2013
	(in thousands)
Financial assets:
US Treasury and government agency securities	$—	$8,999	$—	$8,999
Debentures of FHLB, FNMA and FHLMC	—	1,150	—	1,150
Corporate debt	—	2,156,494	—	2,156,494
Asset-backed securities	—	1,610,466	44,818	1,655,284
Equity Securities	5,093	—	—	5,093
State and municipal securities	—	2,082,728	—	2,082,728
Mortgage backed securities	—	11,369,383	—	11,369,383
Total investment securities available-for-sale	5,093	17,229,220	44,818	17,279,131
Loans held for sale	—	671,023	—	671,023
Mortgage servicing rights	—	—	109,163	109,163
Derivatives:
Fair value	—	3,307	—	3,307
Cash Flow	—	1,490	—	1,490
Mortgage banking interest rate lock commitments	—	—	11,682	11,682
Customer related	—	324,523	—	324,523
Foreign exchange	—	8,393	—	8,393

Other	—	4,401	24	4,425
Total financial assets	$5,093	$18,242,357	$165,687	$18,413,137
Financial liabilities:
Derivatives:
Fair value	$—	$2,660	$—	$2,660
Cash flow	—	103,356	—	103,356
Mortgage banking forward sell commitments	—	3,620	—	3,620
Customer related	—	312,765	—	312,765
Total return swap	—	—	499	499
Foreign exchange	—	7,092	—	7,092

Other	—	4,266	185	4,451
Total financial liabilities	$—	$433,759	$684	$434,443

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(13) FAIR VALUE (continued)

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(13) FAIR VALUE (continued)
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP. These adjustments to fair value usually result from application of lower-of-cost-or-fair value accounting or certain impairment measures. At March 31, 2013, assets measured at fair value on a nonrecurring basis that were still held on the balance sheet were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
March 31, 2013
Impaired loans held for investment (1)	$—	$443,951	$29,236	$473,187
Foreclosed assets (2)	—	19,805	—	19,805

December 31, 2012
Impaired loans held for investment (1)	$—	$506,637	$40,674	$547,311
Foreclosed assets (2)	—	39,904	—	39,904

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

(2)
Represents the recorded investment in assets taken in foreclosure of defaulted loans are primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace.

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Consolidated Statements of Operations relating to assets held at period-end. All balances are presented in thousands.

	Statement of Operations Location	Three-Month Period Ended March 31,
		2013	2012
Impaired loans held for investment	Provision for credit losses	$15,432	$16,857
Foreclosed assets	Other administrative expense	(1,544)	(1,674)
		$13,888	$15,183

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(13) FAIR VALUE (continued)

Level 3 Rollforward for Recurring Assets and Liabilities

The tables below presents the changes in all of the Level 3 balances for the three-month period ended March 31, 2013 and 2012, respectively. All balances are presented in thousands.

Three-Month Period Ended March 31, 2013
	Investments Available-for-Sale	Mortgage Servicing Rights	Derivatives	Total
Balance, December 31, 2012	$43,374	$92,512	$14,722	$150,608
Gains/(losses) in other comprehensive income	1,856	—	—	1,856
(Gains)/losses reclassified from OCI to earnings	—	—	—	—
Gains/(losses) in earnings	—	10,096	(3,803)	6,293
Purchases	—	—	—	—
Issuances	—	13,172	—	13,172
Sales	—	—	—	—
Settlements(1)	(412)	(6,617)	103	(6,926)
Amortization	—	—	—	—
Transfers into/out of level 3	—	—	—	—
Transfers to level 2	—	—	—	—
Balance, March 31, 2013	$44,818	$109,163	$11,022	$165,003
Changes in unrealized gains (losses) included in earnings related to balances still held at March 31, 2013	$—	$10,096	$(83)	$10,013

Three-Month Period Ended March 31, 2012
	Investments Available-for-Sale	Mortgage Servicing Rights	Derivatives	Total
Balance, December 31, 2011	$52,315	$91,686	$1,143	$145,144
Gains/(losses) in other comprehensive income	(3,362)	—	—	(3,362)
Gains/(losses) in earnings	—	10,642	2,546	13,188
Purchases	—	13,437	—	13,437
Issuances	—	—	—	—
Sales	—	—	—	—
Settlements(1)	(390)	(8,816)	—	(9,206)
Amortization	—	(362)	—	(362)
Transfers into/out of level 3	576,460	—	—	576,460
Balance, March 31, 2012	$625,023	$106,587	$3,689	$735,299
Changes in unrealized gains (losses) included in earnings related to balances still held at March 31, 2012	$—	$10,642	$4,136	$14,778

(1)	Settlements include prepayments, paydowns and maturities.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(13) FAIR VALUE (continued)

Valuation Processes and Techniques - Recurring Fair Value Assets and Liabilities

Following is a description of the valuation techniques used for instruments measured at fair value on a recurring basis.

Investments securities available for sale

The Company utilizes a third-party pricing service to value its investment portfolio. Our primary pricing service has consistently proved to be a high quality third-party pricing provider. For those investments not valued by our primary servicer, other trusted market sources are utilized.

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

Actively traded quoted market prices for the investments in securities available-for-sale, such as government agency bonds, corporate debt, and state and municipal securities are not readily available. The Company's principal markets for its investment securities are the secondary institutional markets with an exit price that is predominantly reflective of bid level pricing in these markets. The third-party vendors use a variety of methods when pricing securities that incorporate relevant market data to arrive at an estimate of what a buyer in the marketplace would pay for a security under current market conditions.

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

The Company's equity security is an open-end fund that is deemed to be qualified under the Community Reinvestment Act of 1977 ("CRA"). The fund primarily invests in debt securities issued by the FNMA, the FHLMC and the Government National Mortgage Association ("GNMA"). The fund is priced using net asset value per share, since the price is unadjusted. This investment is, therefore, considered Level 1.

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

Gains and losses on investments are recognized on the Consolidated Statements of Operations through “Net gain on sale of investment securities.”

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(13) FAIR VALUE (continued)

Loans Held for Sale

The fair values of LHFS are estimated using published forward agency prices to agency buyers such as the FNMA and the FHLMC. The majority of the residential LHFS portfolio is sold to these two agencies. The fair value is determined using current secondary market prices for portfolios with similar characteristics, adjusted for servicing values and market conditions. These loans are regularly traded in active markets, and observable pricing information is available from market participants. The prices are adjusted as necessary to include the embedded servicing value in the loans and to take into consideration the specific characteristics of certain loans that are priced based on the pricing of similar loans. These adjustments represent unobservable inputs to the valuation but are not considered significant given the relative insensitivity of the value to changes in these inputs to the fair value of the loans. Accordingly, residential mortgage LHFS are classified as Level 2. See further discussion below in the Fair Value Option for Financial Assets and Financial Liabilities section.

Mortgage servicing rights

The model to value MSRs estimates the present value of the future net cash flows from mortgage servicing activities based on various assumptions. These cash flows include servicing and ancillary revenue, offset by the estimated costs of performing servicing activities. Significant assumptions used in the valuation of residential MSRs are CPR and the discount rate, reflective of a market participant's required return on an investment for similar assets. Other important valuation assumptions include market-based servicing costs and the anticipated earnings on escrow and similar balances held by the Company in the normal course of mortgage servicing activities. All of these assumptions are considered to be unobservable inputs. Historically, servicing costs and discount rates have been less volatile than CPR and earnings rates, both of which are directly correlated with changes in market interest rates. Increases in prepayment speeds, discount rates and servicing costs result in lower valuations of MSRs. Decreases in the anticipated earnings rate on escrow and similar balances result in lower valuations of MSRs. For each of these items, the Company makes assumptions based on current market information and future expectations. All of the assumptions are based on standards that the Company believes would be utilized by market participants in valuing mortgage servicing rights and are derived and/or benchmarked against independent public sources. Accordingly, MSRs are classified as Level 3.

Gains and losses on MSRs are recognized on the Consolidated Statements of Operations through “Mortgage Banking Income.”

Listed below are the most significant inputs that are utilized by the Company in the evaluation of residential MSRs:

•	A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $5.0 million and $9.6 million, respectively, at March 31, 2013.

•	A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $4.1 million and $7.9 million, respectively, at March 31, 2013.

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

See further discussion on MSRs in Note 7.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(13) FAIR VALUE (continued)

Derivatives

The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable and unobservable market-based inputs. The fair value represents the estimated amount SHUSA would receive or pay to terminate the contracts or agreements, taking into account current interest rates, foreign exchange rates, equity prices and, when appropriate, the current creditworthiness of the counterparties.

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

Gains and losses related to derivatives affect various line items on the Consolidated Statements of Operations. See Note 8 for a discussion of derivatives activity.

Level 3 Inputs - Significant Recurring Assets and Liabilities

The following table presents quantitative information about the significant unobservable inputs within significant Level 3 recurring assets and liabilities. All balances are presented in thousands.

	Fair Value at March 31, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Sale-lease back securities	$44,818	Consensus Pricing (1)	Offered quotes (3)	113.55%

Mortgage servicing rights	109,163	Discounted Cash Flow	Prepayment rate (CPR) (5)	1.21%-45.51% (12.02%)
			Discount Rate (6)	10.70%

Mortgage banking interest rate lock commitments	11,682	Discounted Cash Flow	Pull through percentage (4)	79.33%
			MSR value (2)	0.625%-0.95% (0.893%)
(1) Consensus pricing refers to fair value estimates that are generally developed using information such as dealer quotes or other third-party valuations or comparable asset prices.
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(13) FAIR VALUE (continued)

Fair Value of Financial Instruments

	March 31, 2013
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$1,766,161	$1,766,161	$1,766,161	$—	$—
Available-for-sale investment securities	17,279,131	17,279,131	5,093	17,229,220	44,818
Debentures of FHLB, FNMA and FHLMC	19,720	20,000	—	20,000	—
Loans held for investment, net	50,781,967	50,618,828	—	443,951	50,174,877
Loans held for sale	671,023	671,023	—	671,023	—
Restricted Cash	173,085	173,085	173,085	—	—
Mortgage servicing rights	109,163	109,163	—	—	109,163
Derivatives	353,820	353,820	—	342,114	11,706

Financial liabilities:
Deposits	51,061,601	51,199,112	39,185,703	12,013,409	—
Borrowings and other debt obligations	16,114,807	17,467,144	—	17,467,144	—
Derivatives	434,443	434,443	—	433,759	684

	December 31, 2012
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$2,220,811	$2,220,811	$2,220,811	$—	$—
Available-for-sale investment securities	18,684,020	18,684,020	5,216	18,635,430	43,374
Debentures of FHLB, FNMA and FHLMC	19,672	20,000	—	20,000	—
Loans held for investment, net	51,375,442	50,682,773	—	506,637	50,176,136
Loans held for sale	843,442	843,442	—	843,442	—
Restricted Cash	488,455	488,455	488,455	—	—
Mortgage servicing rights	92,512	92,512	—	—	92,512
Derivatives	408,741	408,741	—	393,256	15,485

Financial liabilities:
Deposits	50,790,038	50,931,010	38,121,149	12,809,861	—
Borrowings and other debt obligations	19,264,206	20,632,540	—	20,632,540	—
Derivatives	507,867	507,867	—	507,104	763

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(13) FAIR VALUE (continued)

Valuation Processes and Techniques - Financial Instruments

The preceding tables present disclosures about the fair value of the Company's financial instruments. Those fair values for certain instruments are presented based upon subjective estimates of relevant market conditions at a specific point in time and information about each financial instrument. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These techniques involve uncertainties resulting in variability in estimates affected by changes in assumptions and risks of the financial instruments at a certain point in time. Therefore, the derived fair value estimates presented above for certain instruments cannot be substantiated by comparison to independent markets. In addition, the fair values do not reflect any premium or discount that could result from offering for sale at one time an entity’s entire holding of a particular financial instrument, nor does it reflect potential taxes and the expenses that would be incurred in an actual sale or settlement. Accordingly, the aggregate fair value amounts presented above do not represent the underlying value of the Company.

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

As of March 31, 2013 and December 31, 2012, the Company had $173.1 million and $488.5 million, respectively, of restricted cash. Restricted cash is related to cash restricted for investment purposes, cash posted for collateral purposes and cash advanced for loan purchases. Cash and cash equivalents, including restricted cash, have maturities of three months or less and, accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

Debentures of FHLB, FNMA, and FHLMC

Other investments include debentures of FHLB, FNMA and FHLMC. The related fair value measurements have generally been classified as Level 2, as carrying value approximates fair value.

Loans held for investment, net

The fair values of loans are estimated based on groupings of similar loans, including but not limited to stratifications by type, interest rate, maturity, and borrower creditworthiness. Discounted future cash flow analyses are performed for these loans incorporating assumptions of current and projected voluntary prepayment speeds. Discount rates are determined using the Company's current origination rates on similar loans, adjusted for changes in current liquidity and credit spreads (if necessary). Because the current liquidity spreads are generally not observable in the market and the expected loss assumptions are based on the Company's experience, these are Level 3 valuations. Impaired loans are valued at fair value on a nonrecurring basis. See further discussion on the related valuation techniques under "Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis" above.

Deposits

The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, interest bearing demand deposit accounts, savings accounts and certain money market accounts, is equal to the amount payable on demand and does not take into account the significant value of the cost advantage and stability of the Company’s long-term relationships with depositors. The fair value of fixed-maturity certificates of deposit is estimated by discounting cash flows using currently offered rates for deposits of similar remaining maturities. The related fair value measurements have generally been classified as Level 1 for core deposits, as the carrying value approximates fair value due to the short-term nature of the liabilities. All other deposits are considered to be Level 2.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(13) FAIR VALUE (continued)

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

Fair Value Option for Financial Assets and Financial Liabilities

Loans held for sale

The Company adopted the fair value option on residential mortgage loans classified as held for sale, which allows the Company to record the mortgage loan held-for-sale portfolio at fair market value versus the lower of cost, net of deferred fees, deferred origination costs and effects of hedge accounting, or market. The Company economically hedges its residential loans held-for-sale portfolio with forward sale agreements, which are reported at fair value. A lower of cost or market accounting treatment would not allow the Company to record the excess of the fair market value over book value, but would require the Company to record the corresponding reduction in value on the hedges. Both the loans and related hedges are carried at fair value, which reduces earnings volatility, as the amounts more closely offset, particularly in environments when interest rates are declining.

The Company's residential loan held-for-sale portfolio had an aggregate fair value of $671.0 million at March 31, 2013. The contractual principal amount of these loans totaled $663.1 million at March 31, 2013. The difference in fair value compared to the principal balance of $7.9 million was recorded in mortgage banking revenues during the three-month period ended March 31, 2013. Substantially all of these loans are current and none are in non-accrual status. Interest income on these loans is credited to interest income as earned.

Residential MSRs

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

The Company's residential MSRs had an aggregate fair value of $109.2 million at March 31, 2013. Changes in fair value totaling income of $10.1 million were recorded in mortgage banking income during the three-month period ended March 31, 2013.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14) BUSINESS SEGMENT INFORMATION

Business Segment Products and Services

The Company’s reportable segments, excluding its investment in SCUSA, are focused principally around the customers the Bank serves. The Company has identified the following reportable segments:

•
The Retail Banking segment is primarily comprised of the branch locations and the residential mortgage business. The branches offer a wide range of products and services to customers and each attracts deposits by offering a variety of deposit instruments including demand and interest bearing demand deposit accounts, money market and savings accounts, certificates of deposits and retirement savings products. The branches also offer consumer loans such as home equity loans and lines of credit. The Retail Banking segment also includes small business loans to individuals.

•
The Corporate Banking segment provides the majority of the Company’s commercial lending platforms, such as commercial real estate loans, multi-family loans, commercial and industrial loans, commercial equipment and vehicle financing and the Company’s related commercial deposits.

•	The Global Banking and Markets segment includes businesses with large corporate domestic and foreign clients.

•
The Non-Strategic Assets, formerly known as Specialized Business, segment is primarily comprised of non-strategic lending groups, which include runoff of indirect legacy automobile portfolios, aviation and continuing care retirement communities.

•
SCUSA is a specialized consumer finance company engaged in the purchase, securitization and servicing of retail installment contracts originated by automobile dealers and direct origination of retail installment contracts over the internet. SCUSA is accounted for as an equity method investment. As of March 31, 2013, the Company owned approximately 65% of SCUSA. The Company's investment balance in SCUSA as of March 31, 2013 was $2.9 billion.

The following table represents the financial results and position of SCUSA as a stand-alone company for the three-month period ended March 31, 2013 and 2012.

	Three-Month Period Ended March 31,
	2013	2012
	(in thousands)
Interest income	$814,592	$700,902
Net interest income after provision for credit losses	$514,402	$490,029
Income before taxes	$441,657	$409,096
Net income	$288,859	$256,434
Noncontrolling interest	$1,543	$(2,242)
Net income attributable to SCUSA	$290,402	$254,192

Total assets	$19,594,411	$17,724,068

The Other category includes earnings from the investment portfolio, interest expense on the Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14) BUSINESS SEGMENT INFORMATION (continued)

General

The Company’s reportable segment results, excluding SCUSA, are derived from the Company’s business unit profitability reporting system by specifically attributing managed balance sheet assets, deposits and other liabilities and their related interest income or expense to each of the segments. Funds transfer pricing methodologies are utilized to allocate a cost for funds used or a credit for funds provided to business line deposits, loans and selected other assets using a matched funding concept. The methodology includes a liquidity premium adjustment, which considers an appropriate market participant spread for commercial loans and deposits by analyzing the mix of borrowings available to the Company with comparable maturity periods.

The provision for credit losses recorded for each segment is based on the net charge-offs of each segment and changes in total reserves allocated to each segment. Provision expense is allocated across all segments. Expenses directly related to each segment are allocated to the segment, and indirect expenses remain in the Other category. Other income and expenses are directly managed by each business line, including fees, service charges, salaries and benefits, and other direct expenses, as well as certain allocated corporate expenses, and are accounted for within each segment’s financial results. Accounting policies for the lines of business are the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business. Where practical, the results are adjusted to present consistent methodologies for the segments.

Designations, assignments and allocations change from time to time as management systems are enhanced, methods of evaluating performance or product lines change or business segments are realigned to better respond to the Company's diverse customer base. Management uses more than one measure of a segment's profit or loss in assessing a segments performance. These measures can also be realigned. Net interest income is considered a key measure, however all components of a segments results are evaluated and considered.

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

2013 Segment Changes

During the first quarter of 2013, the following changes were made within our reportable segments in order to better align management teams and resources with the business goals of the Company and to provide enhanced customer service to our clients:

•
A new business unit called Commercial Banking merges the Middle Market and Business Banking groups under the Corporate Banking reportable segment. Previously, Business Banking was included within the Retail Banking reportable segment and Middle Market was included within the Corporate Banking reportable segment. Commercial Banking represents one of the most important growth opportunities for our Bank, and merging these two groups with a clearly delineated geographical emphasis will aid in evaluating these opportunities.

•
The large Corporate business, previously under the Corporate Banking reportable segment, is part of the Global Banking and Markets reportable segment. This will provide our large corporate clients with direct access to the broader menu of products and services available under the Global Banking and Markets platform, both locally and globally.

•
New originations in the automobile loan business have moved from the Corporate Banking segment to the Retail Banking reportable segment. The runoff of the existing indirect automobile portfolio will continue to be managed in the Non-Strategic Assets reportable segment. The Commercial Equipment Vehicle Financing business, previously under the Retail Banking reportable segment, is now part of the Corporate Banking reportable segment.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14) BUSINESS SEGMENT INFORMATION (continued)

•
Internal funds transfer pricing ("FTP") guidelines and methodologies were revised to align with Santander corporate criteria for internal management reporting. This change included implementation of contract level liquidity premium methodology replacing the weighted average life method assumptions used in 2012 for internal management reporting. These changes in internal funds transfer pricing guidelines and methodologies impact all reporting segments. However, the impact varies based on the segments product portfolio composition.

Excluding the FTP change, prior period results have been recast to conform to the new composition of the reportable segments. Due to system constraints, the FTP change is not able to be recast.

Results of Segments

The following tables present certain information regarding the Company’s segments. All balances are presented in thousands.

For the Three-Month Period Ended			Global Banking and Markets	Non-Strategic Assets
March 31, 2013	Retail Banking	Corporate Banking			Other (2)	Equity method investment in SCUSA	Total
Net interest income	$190,245	$115,770	$38,758	$9,960	$41,285	$—	$396,018
Total non-interest income	106,967	28,056	25,305	2,659	68,312	188,521	419,820
(Release) / provision for credit losses	4,049	(5,641)	614	(8,296)	26,124	—	16,850
Total expenses	217,251	42,199	12,437	6,827	132,106	—	410,820
Income/(loss) before income taxes	75,912	107,268	51,012	14,088	(48,633)	188,521	388,168

Intersegment revenue/(expense) (1)	20,215	(101,738)	(14,606)	(6,348)	102,477	—	—
Total average assets	$21,344,451	$22,593,996	$8,523,417	$1,022,128	$30,889,982	$—	$84,373,974

For the Three-Month Period Ended			Global Banking and Markets	Non-Strategic Assets
March 31, 2012	Retail	Corporate			Other (2)	SCUSA	Total
Net interest income	$185,345	$124,099	$31,911	$11,059	$78,484	$—	$430,898
Total non-interest income	109,652	16,442	16,278	4,813	20,434	165,215	332,834
Provision for credit losses	54,039	(1,041)	5,520	2,954	41,628	—	103,100
Total expenses	204,310	37,066	12,679	6,818	132,301	—	393,174
Income/(loss) before income taxes	36,648	104,516	29,990	6,100	(75,011)	165,215	267,458

Intersegment revenue/(expense) (1)	(13,619)	(114,053)	(9,847)	(17,135)	154,654	—	—
Total average assets	$23,263,742	$21,692,986	$6,301,855	$1,838,055	$28,582,445	$—	$81,679,083

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and are included in net interest income.

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

EXECUTIVE SUMMARY

Santander Holdings USA, Inc. (“SHUSA” or the “Company") is the parent company of Sovereign Bank, N.A. (the “Bank”), a national banking association. The Bank converted to a national banking association on January 26, 2012 from a federally chartered savings bank. In connection with its charter conversion, the Bank changed its name to Sovereign Bank, National Association. Also effective on January 26, 2012, SHUSA became a bank holding company.

SHUSA is headquartered in Boston, Massachusetts, and its principal executive offices are at 75 State Street, Boston, Massachusetts. The Bank's home office is in Wilmington, Delaware.

The Bank has retail branches, operations and team members located principally in Pennsylvania, Massachusetts, New Jersey, Connecticut, New Hampshire, New York, Rhode Island, Maryland, and Delaware. The Bank gathers substantially all of its deposits in these market areas. The Bank uses the deposits, as well as other financing sources, to fund its loan and investment portfolios. The Bank earns interest income on its loans and investments. In addition, the Bank generates other income from a number of sources, including deposit and loan services, sales of loans and investment securities, capital markets products and bank-owned life insurance. The Bank’s principal expenses include interest expense on deposits, borrowings and other debt obligations, employee compensation and benefits, occupancy and facility-related costs, technology and other administrative expenses. The Bank’s loan and deposit volumes and, accordingly, the Company's financial results, are affected by the economic environment, including interest rates, consumer and business confidence and spending, as well as the competitive conditions within the Bank’s geographic footprint.

SHUSA is a wholly owned subsidiary of Santander. Santander is a retail and commercial bank headquartered in Spain, with a global presence in 10 core geographic markets. At the end of the first quarter of 2013, Santander was the largest bank in the euro zone and among the world's top 20 financial institutions by market capitalization. Founded in 1857, Santander had at March 31, 2013 €1,407 billion in managed funds, approximately 102 million customers, 14,689 branches - more than any other international bank - and approximately 190,000 employees. Furthermore, it has relevant positions in the United Kingdom, Portugal, Germany, Poland, Argentina, Brazil, Mexico, Chile, and the United States. Santander had €1.2 billion in net attributable profit during the first quarter of 2013 primarily generated in: Brazil, 26%; Spain, 11%; the United Kingdom, 12%; Mexico, 13%; and the U.S., 12%. These percentages do not include profit or losses from discontinued real estate activities in Spain.

Following its acquisition by Santander, the Company began to change its strategy substantially. The Company has successfully completed the first phase of its transformation, which included stabilization, turning around its operating results, improving risk management and collections, and improving margins and asset quality. The second phase of its transformation continues to focus on further strengthening the soundness, sustainability, and competitiveness of the Bank's core businesses while diversifying its product and service offerings.

Noteworthy accomplishments related to the Company's transformation include:

•	execution of the national bank charter change, which has been instrumental in the growth of the commercial banking business,

•	the Bank has achieved its thirteenth consecutive quarter of profitability

•	successful launch of a new proprietary technology platform and servicing portal which connects all branches on one network to improve customer capabilities,

•	improvement of the Company's competitive position during challenging economic times,

•	significant growth in its deposit base, with over $2 billion of new deposits over the past two years

•	increases in Global Banking and Markets ("GBM") and Commercial and Industrial loan production,

•	continued improvements in the asset quality of the Bank's loan portfolio, and

•	significant improvement in the Company's capital and liquidity levels.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•
Expanding and improving our customer service capabilities through alternative sales methods, including mobile banking, new ATMs and upgrading existing ATMs, improving online banking capabilities and leveraging our call centers to improve sales and service to our customers. We will also develop our service and corporate sales platform in order to align our product offerings to match the specific needs of our customers.

•
Retail Banking efforts are focused on increasing market share in the existing primary service area, cross-selling to existing and new customers, and reducing dependence on third-party service providers. Significant initiatives in Retail Banking include developing the capability to issue and service credit cards directly.

•
Management plans to take a measured and gradual approach to building a stronger Corporate Banking franchise. Significant Corporate Banking initiatives include strengthening the position as a competitive provider for large corporate customers, growing primarily among our local customer base, while also expanding services to existing Santander global clients and leveraging Santander’s international capabilities.

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

ECONOMIC AND BUSINESS ENVIRONMENT

Overview

The United States continues to undergo a slower-than-average recovery following the severe recession experienced from 2007 to 2009.  While economic conditions are expected to remain challenging, the United States has experienced three years of moderate economic growth and falling unemployment since the end of the recession. U.S. real gross domestic product grew 2.5% during the first quarter 2013, and the unemployment rate remained flat at 7.6% during 2013. Conditions in the housing market continued to improve during 2013 as home prices nationally rose 5.0%, housing starts increased 32.7%, and homebuilder confidence improved 29.4%, all when comparing March 2013 to average 2012 activity.

Generally, financial markets and corporate balance sheets have continued to improve during the year, as corporations have accumulated significant amounts of cash to reinvest and fund future growth opportunities. The S&P 500 equity index increased over 14% during 2013, as investors remain more optimistic about the overall strength of the business environment.

While we continue to see signs of economic stabilization, our total credit portfolio will likely continue to be affected by sustained levels of high unemployment and uncertainty in the financial and housing markets. The credit performance of our portfolios remained strong overall as our asset quality trends continued to improve. Non-accrual loans decreased from $1.2 billion (2.20% of total loans) at December 31, 2012, to $1.1 billion (2.11% of total loans) at March 31, 2013, which was primarily due to the continued improvement in the overall quality of the loan portfolio and execution of workout strategies.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

While personal savings rates and consumer deleveraging continues to ease, loan demand continues to be challenging. In addition, long- and short-term interest rates continued to remain at historically low levels, presenting a significant challenge to growing net interest income for most deposit and lending institutions, including the Bank. The FRB anticipates maintaining short-term interest rates at low levels as long as the unemployment rate remains above 6.5% and its long-term inflation goals are not met. Moreover, the FRB continues to maintain large portfolios of U.S. Treasury notes and bonds and agency mortgage-backed securities ("MBSs"), with plans to continue adding U.S. Treasuries and agency MBSs to the portfolio in 2013.

In early 2013, the U.S. Congress reached an agreement to resolve the “fiscal cliff” by passing the American Taxpayer Relief Act of 2012, which made permanent most of the tax cuts initiated in 2001 and 2003 while increasing the marginal tax rate on certain high income taxpayers. Spending and debt ceiling issues were postponed further into 2013.

Going forward into 2013, the U.S. economy will likely be affected by the continuing uncertainty in connection with European debt levels, China's slowing growth rate and expanding housing bubble, the FRB's monetary policy, and the ongoing fiscal debate over the U.S. debt limit, government spending and taxes.

Implications of changing market conditions and political uncertainty could have an effect on the Company's credit risk and the associated provision for credit losses and legal expense could increase. Such conditions could adversely affect the credit quality of the Company's loans, results of operations and financial condition. Implications of changing market conditions are considered a significant risk factor to the Company.

European Exposure
Concerns about the European Union’s sovereign debt and the future of the euro have caused uncertainty for financial markets globally. Other than borrowing agreements and related party transactions with its parent company, Santander, as further described in the Financial Condition section of this MD&A and Note 12 to the Consolidated Financial Statements, the Company's exposure to European countries includes the following:

	March 31, 2013
Country	Covered Bonds	Financial Institution Bonds	Non-Financial Institutions Bonds	Government Institution Bonds	Total
	(in thousands)
Germany	$—	$—	$127,950	$—	$127,950
Spain	92,395	—	121,160	—	213,555
Switzerland	—	90,010	—	—	90,010
Great Britain	—	76,260	246,265	—	322,525
Netherlands	—	68,700	5,000	—	73,700
France	—	184,005	30,000	—	214,005
Norway	—	—	8,000	—	8,000
Greece	—	—	—	—	—
Ireland	—	—	—	—	—
Italy	—	45,800	30,485	—	76,285
Portugal	—		40,000	—	40,000
	$92,395	$464,775	$608,860	$—	$1,166,030

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	December 31, 2012
Country	Covered Bonds	Financial Institution Bonds	Non-Financial Institutions Bonds	Government Institution Bonds	Total
	(in thousands)
Germany	$—	$—	$87,000	$—	$87,000
Spain	92,395	—	121,160	74,750	288,305
Switzerland	102,000	94,010	—	—	196,010
Great Britain	53,548	147,235	149,265	—	350,048
Netherlands	99,350	71,700	5,000	—	176,050
Sweden	78,372	—	—	—	78,372
France	—	166,755	30,000	—	196,755
Norway	—	—	8,000	—	8,000
Greece	—	—	—	—	—
Ireland	—	—	—	—	—
Italy	—	—	69,768	—	69,768
Portugal	$—	$—	$40,000	$—	$40,000
	$425,665	$479,700	$510,193	$74,750	$1,490,308

These preceding investments are included within "Corporate Debt Securities" in the Note 3 to the Consolidated Financial Statements. The Company's total exposure to European entities decreased $324.3 million, or 21.8%. The decrease was primarily due to sales of corporate debt securities and collateralized mortgage obligations during the first quarter of 2013.

As of March 31, 2013 the Company had approximately $117.2 million of loans that were denominated in a currency other than the USD.

Overall, gross exposure to the foregoing countries was approximately 1.4% of the Company's total assets as of March 31, 2013 and no more than 1% to any given country or third party. The Company currently does not have credit protection on any of these exposures, nor does it provide lending services in Europe. The Company transacts with various European banks as counterparties to interest rate swaps and foreign currency transactions for its hedging and customer-related activities; however, these derivative transactions are subject to master netting and collateral support agreements, which significantly limit the Company’s exposure to loss. At March 31, 2013, the Company was in a net receivable position to each of these European banks.

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

Credit Rating Actions

The following table presents Moody's and S&P credit ratings for the Bank, SHUSA, Santander and the Kingdom of Spain as of March 31, 2013:

	BANK		SHUSA		SANTANDER		SPAIN
	Moody's	S&P	Moody's	S&P	Moody's	S&P	Moody's	S&P
LT Senior Debt	Baa1	BBB	Baa2	BBB	Baa2	BBB	Baa3	BBB-
ST Deposits	P-2	A-2	P-2	A-2	P-2	A-2	P-3	A-3
Outlook	Stable	Negative	Negative	Negative	Negative	Negative	Negative	Negative

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SHUSA funds its operations independently of the other entities owned by Santander, and believes its business is not necessarily closely related to the business or outlook of other entities owned by Santander. However, historically, Moody's Investors Service has downgraded the ratings of SHUSA and the Bank, citing challenges faced by Santander and its subsidiaries. Future adverse changes in the credit ratings of Santander or the Kingdom of Spain could also further adversely impact SHUSA's or its subsidiaries' credit ratings, and any other adverse change in the condition of Santander could adversely affect SHUSA.
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

REGULATORY MATTERS

The Company's operations are subject to extensive laws and regulation by federal and state governmental authorities. Congress often considers new financial industry legislation, and the federal banking agencies routinely propose new regulations. New legislation and regulation may include changes with respect to the federal deposit insurance system, consumer financial protection measures, compensation and systematic risk oversight authority. There can be no assurances that new legislation and regulations will not affect us adversely.

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

The Act mandates an enhanced supervision framework, which means that the Company will be subject to annual stress tests by the FRB, and the Company and the Bank will be required to conduct semi-annual and annual stress tests, respectively, reporting results to the FRB and the Office of the Comptroller of the Currency (the "OCC"). The FRB also has discretionary authority to establish additional prudential standards, on its own or at the Financial Stability Oversight Council's recommendation, regarding contingent capital, enhanced public disclosures, short-term debt limits, and otherwise as it deems appropriate.

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

The Act established the Consumer Financial Protection Bureau (the "CFPB"), which has broad powers to set the requirements around the terms and conditions of financial products. This is expected to result in increased compliance costs and may result in reduced revenue.

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

Historically, regulation and monitoring of bank and BHC liquidity has been addressed as a supervisory matter, both in the U.S. and internationally, without required formulaic measures. The Basel III liquidity framework requires banks and BHCs to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, will be required by regulation going forward. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that a banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to its expected net cash outflow for a 30-day time horizon. The other, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements would incentivize banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. On January 6, 2013, the Basel Committee published revised guidance for the LCR.  The Committee made several changes to the both the definition of liquid assets (the numerator) and the assumptions regarding liability cash outflows (the denominator), which made the LCR measurement less restrictive.  In addition, the Committee pushed back the requirement to achieve a 100% LCR ratio from 2015 to 2019.  The U.S. banking agencies have not yet proposed rules implementing the Basel III liquidity framework for U.S. banking organizations.

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

On December 14, 2012, the FRB proposed rules to strengthen regulatory oversight of foreign banking organizations.  These rules would require foreign banking organizations - such as the Company's parent, Santander, with over $50 billion in global consolidated assets and over $10 billion in total assets held by its U.S. subsidiaries - to create a U.S. intermediate holding company (“IHC”) over all of its U.S. bank and U.S. non-bank subsidiaries. U.S. branches and agencies of foreign banks would not be included in the IHC. The formation of these IHCs would allow U.S. regulators to supervise these institutions similarly to U.S. systemically important bank holding companies, meaning that they would be subject to similar capital rules and enhanced prudential standards, including capital stress tests, single-counterparty credit limits, overall risk management, and early remediation requirements, as systemically important BHCs. If implemented as proposed, Santander would be required to transfer its U.S. nonbank subsidiaries currently outside of the Company into the Company, which would become an IHC, and/or Santander would establish a top-tier IHC structure that would include all of its US bank and nonbank subsidiaries within the same chain of ownership. Institutions would be required to comply with these new standards on July 1, 2015. Public comments on this proposal were accepted until April 30, 2013.

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

Bank and BHC Regulations

As a national bank, the Bank is subject to the OCC's regulations under the National Bank Act. The various laws and regulations administered by the OCC for national banks affect corporate practices and impose certain restrictions on activities and investments, but the Company does not believe that the Bank's current or currently proposed business are limited materially, if at all, by these restrictions.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As a BHC, the Company is subject to the comprehensive, consolidated supervision and regulation of the FRB. The Company is subject to risk-based and leverage capital requirements and information reporting requirements. As a BHC with more than $50.0 billion in total consolidated assets, it is subject to the heightened prudential and other requirements for large BHCs, including capital plan and capital stress testing requirements as defined under the FRB's capital plan rule.  The Company completed the required capital stress testing for the 2013 Capital Plan Review ("CapPR") program even though it was not included in the 2013 CapPR group of BHCs by the FRB.  The Company expects to be included in the 2014 Comprehensive Capital Analysis ("CCAR") and Review program by the FRB.

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

On December 17, 2012, the FRB announced a new framework for the consolidated supervision of large financial institutions, including BHCs with consolidated assets of $50 billion or more. The updated guidance, outlined in Supervision and Regulation Letter No. SR 12-17, has two primary objectives - enhancing the resiliency of institutions to lower the probability of failure or inability to serve as a financial intermediary, and reducing the impact on the financial system and economy in the event of a large institution's failure or material weakness. With regard to enhancing institutional resiliency, the guidance indicates that institutions should focus on capital and liquidity planning and positions, corporate governance, recovery planning and management of core business lines in order to survive significant stress. In terms of reducing the impact of an institution's failure, the guidance indicates that institutions should focus on management of critical operations, support for banking offices, resolution planning and additional macro-prudential supervisory approaches to address risks to financial stability. This framework would be implemented in multiple stages, with additional supervisory and operational guidance to follow.

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

The Order required the Bank to take a number of actions, including designating a Board committee to monitor and coordinate the Bank's compliance with the provisions of the Order, develop and implement plans to improve the Bank's mortgage servicing and foreclosure practices, designate a single point of contact for borrowers throughout the loss and mitigation foreclosure processes, and take certain other remedial actions. Specifically, the Bank: (a) retained an independent consultant to conduct a review of certain foreclosure actions or proceedings for loans serviced by the Bank; (b) strengthened coordination with its borrowers by providing them with a single point of contact to avoid borrower confusion and ensure effective communication in connection with any foreclosure, loss mitigation or loan modification activities; (c) improved processes and controls to ensure that foreclosures are not pursued once a mortgage has been approved for modification, unless repayments under the modified loan are not made; (d) enhanced controls and oversight over the activities of third-party vendors, including external legal counsel and  other servicers; (e) strengthened its compliance programs to ensure mortgage servicing and foreclosure operations comply with applicable legal requirements and supervisory guidance, and assure appropriate policies and procedures are in place for staffing, training, oversight, and quality control of those processes; (f) improved its management information systems for foreclosure, loss mitigation and loan modification activities that ensure timely delivery of complete and accurate information to facilitate effective decision-making; and (g) centralized governance and management for the originations, servicing and collections in its mortgage business.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

On January 7, 2013, the Bank and nine other mortgage servicing companies subject to enforcement actions for deficient practices in mortgage loan servicing and foreclosure processing, reached an agreement in principle with the OCC and the FRB to make cash payments and provide other assistance to borrowers. On February 28, 2013, the agreements were finalized with all ten mortgage servicing companies, including the Bank. Other assistance includes reductions of principal on first and second liens, payments to assist with short sales, deficiency balance waivers on past foreclosures and short sales, and forbearance assistance for unemployed homeowners. As of January 24, 2013, twelve other mortgage servicing companies subject to enforcement action for deficient practices in mortgage loan servicing and foreclosure processes also reached an agreement with the OCC or the FRB, as applicable.

As a result of the agreement, the participating servicers, including the Bank, have ceased their independent foreclosure reviews, which involved case-by-case reviews, and replace it with a broader framework allowing eligible borrowers to receive compensation in a more timely manner. This arrangement has not eliminated all of the Company's risks associated with foreclosures, as it does not protect the Bank from potential individual borrower claims, class actions lawsuits, actions by state attorneys general, or actions by the Department of Justice.  In addition, all of the other terms of the Order are still in place.

Under the agreement, the Bank paid $6.2 million into a remediation fund, which is in the process of being distributed to borrowers, and will engage in mortgage modifications over the next two years in an aggregate principal amount of $9.9 million. In return, the OCC will waive any civil money penalties that may have been assessed against the Bank. The Bank is 0.17% of the total $9.3 billion settlement among the banks and is the smallest participant in the agreement. The total $16.1 million related to the remediation fund and mortgage modifications was recognized in Other Expense in the Consolidated Statement of Operations during the fourth quarter of 2012. While the Bank expects to incur additional operating expenses in implementing these standards, it does not currently expect that the impact of these expenses will be material.

Excluding the costs above, the Company incurred $9.8 million and $0.7 million of costs during the first three months of 2012 and the first three months of 2013, respectively, relating to compliance with the Order and the settlement agreement.

In addition, the Company incurred $0.2 million and $0.3 million of costs during the first three months of 2012 and the first three months of 2013, respectively, related to compensatory fees as a result of foreclosure delays. The Company expects to incur additional compensatory costs in 2013.

Risk Management Framework

In 2012, the Company initiated an enhancement of its risk management process and put in place an enterprise-wide Risk Management Department, headed by the Chief Risk Officer (the "CRO"), to provide risk oversight to senior management and the Board of Directors. The Board approves the Risk Tolerance Statement, which details the types of risk and size of the risk-taking activities permissible for the Chief Executive Officer (the "CEO") to take in the execution of business strategy. The Risk Tolerance Statement is the Board's explicit statement of the boundaries within which executive management is expected to operate.

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

The following activities are disclosed in response to Section 13(r) with respect to Santander's UK affiliates:

•
During the three months ended March 31, 2013, an Iranian national, resident in the U.K., who is currently designated by the U.S. and the U.K. under the Iran Sanctions regime, held a mortgage with Santander UK plc that was issued prior to any such designation. No further drawdown has been made (or would be allowed) under this mortgage, although Santander UK plc continues to receive repayment installments. In the first quarter 2013, total revenue in connection with this mortgage was £3,495, while net profits were negligible relative to the overall profits of Santander UK. Santander UK does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions.

•
The same Iranian national referred to above also holds two investment accounts with Santander Asset Management UK Limited, an affiliate of Santander. The accounts remained frozen throughout the first quarter of 2013. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue and net profits calculated in connection with these investment accounts was negligible in the first quarter of 2013 relative to the overall results of Santander.

In addition, Santander has certain legacy export credits and performance guarantees with Bank Sepah and Bank Mellat, which are included in the U.S. Department of the Treasury's Office of Foreign Assets Control's Specially Designated Nationals and Blocked Persons List.

•
With respect to Bank Sepah, Santander entered into bilateral credit facilities in May 1996 and February 2004 of $95.7 million and $4.2 million, respectively. The former matured on May 29, 2012, and the latter matures on September 11, 2013. As of March 31, 2013, €0.5 million remained outstanding under the 2004 bilateral credit facility.

•
With respect to Bank Mellat, Santander entered into two bilateral credit facilities in February 2000 in the aggregate principal amount of €25.9 million. Both credit facilities matured in 2012. In addition, in 2005, Santander participated in a syndicated credit facility for Bank Mellat of €15.5 million, which matures on July 6, 2015. As of March 31, 2013, Santander was owed €5.5 million under this credit facility.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

•
Both Bank Sepah and Bank Mellat have been in default under all of these agreements in recent years, and Santander has been and expects to continue to be repaid any amounts due by official export credit agencies, which insure between 95% and 99% of the outstanding amounts under these credit facilities.  No funds have been extended by Santander under these facilities since they were granted.

•
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

In the aggregate, all of the transactions described above resulted in approximately €10,000 gross revenues and approximately €40,000 net loss to Santander and its affiliates in the first quarter of 2013, all of which resulted from the performance of export credit agencies rather than any Iranian entity. Santander and its affiliates have undertaken significant steps to withdraw from the Iranian market, such as by closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Santander and its affiliates are not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount - which payment would be frozen as explained above (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, Santander and its affiliates intend to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

	THREE-MONTH PERIOD ENDED
(Dollars in thousands)	2013	2012
Net interest income	$396,018	$430,898
Provision for credit losses	(16,850)	(103,100)
Total non-interest income	419,820	332,834
General and administrative expenses	(380,239)	(355,690)
Other expenses	(30,581)	(37,484)
Income tax (provision)/benefit	(102,670)	(38,471)
Net income	$285,498	$228,987

The Company reported pre-tax income of $388.2 million for the three-month period ended March 31, 2013, compared to pre-tax income of $267.5 million for the three-month period ended March 31, 2012.

The major factors affecting the comparison of earnings between 2013 and 2012 results of operations were:

•
Net interest income decreased $34.9 million, or 8.1%, during the first three months of 2013, compared to the same period in 2012. Due to the low interest rate environment, new loan originations are generating a lower yield than in previous periods.

•
The provision for credit losses decreased $86.3 million, or 83.7%, during the first three months of 2013, compared to the same period in 2012, primarily due to continued improving credit quality in the commercial portfolio and decreased charge-offs.

•
Total non-interest income increased $87.0 million, or 26.1%, during the first three months of 2013, compared to the same period in 2012, primarily due to an increase of $23.3 million in equity method investment income from SCUSA and an increase in gain on the sale of investment securities of $58.0 million.

•
Total expenses increased $17.6 million, or 4.5%, during the first three months of 2013, compared to the same period in 2012. This increase was due to Sovereign's continued investment in the franchise through investments in technology, people and resources to better support customers.

•
The income tax provision increased $64.2 million during the first three months of 2013, compared to the same period in 2012. The income tax provision in 2012 was impacted by the transaction involving SCUSA and investment tax credits from direct financing lease transactions.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
THREE-MONTH PERIODS ENDED MARCH 31, 2013 AND 2012
	2013			2012
	Average Balance	Tax Equivalent Interest	Yield/ Rate	Average Balance	Tax Equivalent Interest	Yield/ Rate
	(in thousands)
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$20,914,667	$110,708	2.12%	$18,767,710	$110,564	2.36%
LOANS(1):
Commercial loans	24,941,369	211,427	3.43%	23,107,438	217,836	3.79%
Multi-family	7,561,776	83,677	4.48%	7,047,966	91,150	5.19%
Consumer loans:
Residential mortgages	10,939,278	108,648	3.97%	11,573,552	123,322	4.26%
Home equity loans and lines of credit	6,572,254	58,013	3.58%	6,840,507	64,196	3.77%
Total consumer loans secured by real estate	17,511,532	166,661	3.83%	18,414,059	187,518	4.08%
Auto loans	256,847	4,748	7.50%	728,440	15,266	8.43%
Other consumer(5)	2,073,896	36,511	7.14%	2,404,494	38,878	6.50%
Total consumer	19,842,275	207,920	4.22%	21,546,993	241,662	4.50%
Total loans	52,345,420	503,024	3.88%	51,702,397	550,648	4.28%
Allowance for loan losses	(1,015,447)	—	—	(1,079,633)	—	—
NET LOANS	51,329,973	503,024	3.96%	50,622,764	550,648	4.37%
TOTAL EARNING ASSETS	72,244,640	613,732	3.43%	69,390,474	661,212	3.83%
Other assets(4)	12,129,334			12,288,609
TOTAL ASSETS	$84,373,974			$81,679,083
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest bearing demand deposits	$9,337,465	$3,637	0.16%	$9,310,427	$3,807	0.16%
Savings	3,828,971	1,234	0.13%	3,589,949	1,257	0.14%
Money market	17,208,259	19,943	0.47%	17,322,215	21,635	0.50%
Certificates of deposit	12,407,321	32,128	1.05%	11,075,517	31,756	1.15%
TOTAL INTEREST BEARING DEPOSITS	42,782,016	56,942	0.54%	41,298,108	58,455	0.57%
BORROWED FUNDS:
FHLB advances	12,541,623	83,893	2.70%	10,384,692	92,776	3.59%
Federal funds and repurchase agreements	2,048,444	2,062	0.41%	3,567,568	2,539	0.29%
Other borrowings	3,576,435	61,728	7.00%	3,944,666	64,087	6.53%
TOTAL BORROWED FUNDS	18,166,502	147,683	3.27%	17,896,926	159,402	3.57%
TOTAL INTEREST BEARING FUNDING LIABILITIES	60,948,518	204,625	1.35%	59,195,034	217,857	1.48%
Noninterest bearing demand deposits	7,827,394			7,679,645
Other liabilities(6)	2,222,291			2,023,071
TOTAL LIABILITIES	70,998,203			68,897,750
STOCKHOLDER’S EQUITY	13,375,771			12,781,333
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$84,373,974			$81,679,083
TAXABLE EQUIVALENT NET INTEREST INCOME		$409,107			$443,355
NET INTEREST SPREAD (2)			2.07%			2.35%
NET INTEREST MARGIN (3)			2.28%			2.56%

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
(4) Other assets primarily includes goodwill and intangibles, premise and equipment, deferred tax assets, equity method investments, bank owned life insurance, accrued interest receivable, derivative assets, miscellaneous receivables, prepaid expenses and mortgage servicing rights.
(5) Other consumer primarily includes recreational vehicles, marine and auto loans.
(6) Other liabilities primarily includes accounts payable and accrued expenses, derivative liabilities, and the unfunded commitments liability.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NET INTEREST INCOME

Net interest income for the three-month period ended March 31, 2013 was $396.0 million compared to $430.9 million for the corresponding period in 2012. The net interest income fluctuation was impacted as described below.

Interest income on investment securities and interest-earning deposits was $100.9 million for the three-month period ended March 31, 2013, compared to $101.5 million for the corresponding period in 2012. The average balance of investment securities and interest-earning deposits was $20.9 billion with an average tax equivalent yield of 2.12% for the three-month period ended March 31, 2013, compared to an average balance of $18.8 billion with an average yield of 2.36% for the corresponding period in 2012. The increase in the three-month average balance resulted in an increase in interest income of $241.1 million, while the decrease in the three-month average tax equivalent yield resulted in a decrease in interest income of $240.9 million.

Interest income on loans was $499.8 million for the three-month period ended March 31, 2013, compared to $547.2 million in the first quarter of 2012. Average total loan balances, net of allowance, for the three-month period ended March 31, 2013 increased $707.2 million from 2012 or 1.4% and average yields decreased 0.41% or 9.4% for the three-month period ended March 31, 2013 compared to the first three months of 2012. The decrease in interest income on loans is primarily due to lower loan growth and lower interest rates. Consistent with market conditions across the industry, loan growth at the Company has slowed during the first three months of 2013. In addition, due to the low interest rate environment, new loan originations are generating a lower yield than previous periods.

Interest expense on deposits and related customer accounts was $56.9 million for the three-month period ended March 31, 2013, compared to $58.5 million for the first three months of 2012. The average balance of deposits was $42.8 billion for the three-month period ended March 31, 2013 with an average cost of 0.54%, compared to an average balance of $41.3 billion with an average cost of 0.57% for the three-month period ended March 31, 2012. The increase in the three-month average balance resulted in an increase in interest expense of $42.6 million, while the decrease in the three-month average cost resulted in a decrease in interest expense of $44.1 million.

Interest expense on borrowed funds was $147.7 million for the three-month period ended March 31, 2013, compared to $159.4 million for the three-month period ended March 31, 2012. The average balance of total borrowings was $18.2 billion with an average cost of 3.27% for the three-month period ended period ended March 31, 2013, compared to an average balance of $17.9 billion  with an average cost of 3.57% for the corresponding period in 2012. The change in the three-month average balance resulted in an increase in interest expense of $64.6 million, while the change in the three-month average cost resulted in a decrease in interest expense of $76.4 million. The average balance of the Bank's borrowings was $15.6 billion with an average cost of 2.79% for the three-month period ended March 31, 2013, compared to an average balance of $15.2 billion with an average cost of 3.14% for the corresponding period in 2012. The average balance of the holding company's borrowings was $2.6 billion with an average cost of 6.22% for the three-month period ended March 31, 2013, compared to an average balance of $2.7 billion with an average cost of 5.79% for the corresponding period in 2012.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for credit losses for the three-month period ended March 31, 2013 was $16.9 million compared to $103.1 million for the corresponding period in 2012. The decrease in provision can be attributed to an overall improvement in the credit quality of the loan portfolio, with decreases in net charge-offs, delinquent loans and non-accrual loans compared to the same period a year ago primarily in the commercial loan portfolio. Factors specifically affecting the overall improvement in the credit quality of the portfolio included:

•
Commercial loans classified as "pass" increased $672.7 million, or 2.2%, from December 31, 2012 to March 31, 2013, and $3.3 billion, or 12.1%, from March 31, 2012 to March 31, 2013. Commercial loans classified as "substandard' and "doubtful" decreased $129.5 million, or 9.5%, from December 31, 2012 to March 31, 2013 and $543.3 million, or 30.6%, from March 31, 2012.

•	Nonstrategic loan portfolios, which have experienced deteriorated credit quality, continue to rundown and represent less 2.00% of the total loan portfolio as of March 31, 2013.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Certain loans with deteriorated credit quality have been sold in the secondary market.

•	Total past due loans decreased $145.0 million, or 10.6%, from December 31, 2012 to March 31, 2013 and $329.9 million, or 21.3%, from March 31, 2012 to March 31, 2013.

The following table presents the activity in the allowance for credit losses for the periods indicated:

	Three-Month Period Ended March 31,
	2013	2012
	(in thousands)
Allowance for loan losses, beginning of period	$1,013,469	$1,083,492
Allowance recorded as part of loans transferred from Santander	—	3,341
Charge-offs:
Commercial	34,339	95,215
Consumer secured by real estate	28,796	36,369
Consumer not secured by real estate	27,898	25,369
Total charge-offs	91,033	156,953
Recoveries:
Commercial	22,367	14,158
Consumer secured by real estate	1,951	3,140
Consumer not secured by real estate	7,488	10,251
Total recoveries	31,806	27,549
Charge-offs, net of recoveries	59,227	129,404
Provision for loan losses (1)	16,850	124,585
Allowance for loan losses, end of period	$971,092	$1,082,014
Reserve for unfunded lending commitments, beginning of period	$210,000	$256,485
Provision for unfunded lending commitments (1)	—	(21,485)
Reserve for unfunded lending commitments, end of period	210,000	235,000
Total allowance for credit losses, end of period	$1,181,092	$1,317,014

(1)	The provision for credit losses on the Consolidated Statement of Operations is the sum of the total provision for loan losses and provision for unfunded lending commitments.

The credit quality of the loan portfolio has a significant impact on the Company’s operating results. The Company continues to experience overall credit quality improvement, including signs of improvement in the commercial and consumer portfolios. Net charge-offs were $59.2 million during the three-month period ended March 31, 2013, compared to $129.4 million during the corresponding period in the prior year. The Company's charge-offs decreased for the three-months ended March 31, 2013, compared to the three-months ended March 31, 2012, due to a decrease in commercial loan charge-offs.

The ratio of net loan charge-offs to average loans, including loans held for sale, was 0.11% at March 31, 2013, compared to 0.25% at March 31, 2012. Commercial loan net charge-offs as a percentage of average commercial loans were 0.04% at March 31, 2013, compared to 0.27% at March 31, 2012. The consumer loans net charge-off rate was 0.24% at March 31, 2013, compared to 0.22% at March 31, 2012. The decrease in net charge-offs is attributable to an increase in the overall credit quality of the loan portfolio, particularly the commercial loan portfolio. Delinquent commercial loans decreased to $316.9 million as of March 31, 2013 from $538.0 million as of March 31, 2012. Commercial non-accrual loans decreased to $425.8 million as of March 31, 2013 from $685.9 million as of March 31, 2012.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-INTEREST INCOME

Total non-interest income was $419.8 million for the three-month period ended March 31, 2013, compared to $332.8 million in 2012. Non-interest income fluctuation was impacted as described below.

Consumer fees were $54.8 million for the three-month period ended March 31, 2013, compared to $61.6 million in the first quarter of 2012. The decrease for the three-month period ended March 31, 2013 was mainly due to decreases in consumer deposit fees of $3.3 million, which were primarily attributable to the impact of the Durbin amendment, and insurance services of $2.1 million.

Commercial fees were $52.5 million for the three-month period ended March 31, 2013, compared to $46.4 million in 2012. The increase in commercial loan fees was primarily due to an increase in commercial loan originations, primarily in the global banking market, during the last six months of 2012 and the first three months of 2013. Commercial loans increased $1.9 billion, or 7.9%, from March 31, 2012 to March 31, 2013.

Mortgage banking income/(expense) consists of fees associated with servicing loans not held by the Company, as well as originations, amortization and changes in the fair value of MSRs and recourse reserves. Mortgage banking income/(expense) results also include gains or losses on the sale of mortgage loans, home equity loans and lines of credit and mortgage-backed securities that were related to loans originated or purchased and held by the Company, as well as gains or losses on mortgage banking derivative and hedging transactions. Mortgage banking derivative instruments include principally interest rate lock commitments and forward sale commitments.

Net mortgage banking income was composed of the following components:

	Three-Month Period Ended March 31,
	2013	2012
	(in thousands)
Mortgage servicing fees	$11,042	$11,956
Sales of mortgage loans and related securities	33,406	15,491
Net gains from changes in MSR fair value	10,096	10,642
Net losses on MSR hedging activities	(26,089)	(1,366)
Principal reductions and curtailments of serviced portfolio	(6,617)	(9,178)
Reversals/(charges) related to multi-family loans sold with recourse	10,470	(1,729)
Total mortgage banking income, net	$32,308	$25,816
Sales of mortgage loans increased for the three-month period ended March 31, 2013 compared to the corresponding period in 2012. For the three-month period ended March 31, 2013, the Company sold $1.5 billion of loans for (losses)/gains of $38.7 million, compared to $718.7 million of loans sold for gains of $15.5 million in the prior year.

At March 31, 2013 and December 31, 2012, the Company serviced residential real estate loans for the benefit of others totaling $14.0 billion and $13.6 billion, respectively. The carrying value of the related MSRs at March 31, 2013 and December 31, 2012 was $109.2 million and $92.5 million, respectively.

The Company will periodically sell qualifying mortgage loans to the FHLMC, the GNMA and the FNMA in return for mortgage-backed securities issued by those agencies. The Company reclassifies the net book balance of loans sold to such agencies from loans to investment securities available for sale. For those loans sold to the agencies in which the Company retains the servicing rights, the Company allocates the net book balance transferred between servicing rights and investment securities based on their relative fair values.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company previously sold multi-family loans in the secondary market to the FNMA while retaining servicing. In September 2009, the Bank elected to stop selling multi-family loans to the FNMA and, since that time, has retained all production for the multi-family loan portfolio. Under the terms of the multi-family sales program with the FNMA, the Company retained a portion of the credit risk associated with such loans. As a result of this agreement, the Company retains a 100% first loss position on each multi-family loan sold to the FNMA under the program until the earlier to occur of (i) the aggregate approved losses on the multi-family loans sold to the FNMA reaching the maximum loss exposure for the portfolio as a whole or (ii) until all of the loans sold to the FNMA under the program are fully paid off.

The Company has established a liability related to the fair value of the retained credit exposure for multi-family loans sold to the FNMA. This liability represents the amount the Company estimates it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses the portfolio is projected to incur based upon internal specific information and an industry-based default curve with a range of estimated losses. At each of March 31, 2013, December 31, 2012 and March 31, 2012, the Company had a $111.1 million, $122.7 million and $131.7 million liability, respectively related to the fair value of the retained credit exposure for loans sold to the FNMA under this program. The liability decreased $11.6 million, or 9.5%, from December 31, 2012 to March 31, 2013, and $20.6 million, or 15.6%, from March 31, 2012 to March 31, 2013. The decrease in the liability over the past year is due to an improvement in the credit quality of the underlying portfolio combined with a decrease in exposure, as the portfolio continues to mature.

At March 31, 2013 and December 31, 2012, the Company serviced $6.8 billion and $7.5 billion, respectively, of multi-family loans for the FNMA that had been sold to the FNMA pursuant to this program with a credit loss exposure of $159.5 million and $160.0 million, respectively; losses, if any, resulting from representation and warranty defaults would be in addition to the credit loss exposure. The related servicing asset was completely amortized during the second quarter of 2012, and, accordingly, the Company recorded no servicing asset amortization related to the multi-family loans sold to the FNMA for the three-month period ended March 31, 2013. For the three-month period ended March 31, 2012, the Company recorded $0.4 million of servicing asset amortization.

Income/(expense) from equity method investments was $182.1 million for the three-month period ended March 31, 2013, compared to $157.3 million for the three-month period ended March 31, 2012. Equity method investments are primarily comprised of the Company's 65% equity method investment in SCUSA.

Bank owned life insurance ("BOLI") income represents fluctuations in the cash surrender value of life insurance policies for certain employees for which the Bank is the beneficiary of the policies, as well as the recipient of insurance proceeds. BOLI income was $13.9 million for the three-month period ended March 31, 2013, compared to $14.4 million for the comparable period in the prior year.

Net gains/(losses) on the sale of investment securities were $73.5 million for the three-month period ended March 31, 2013, compared to net gains of $15.5 million for the corresponding period in 2012. Total securities with a book value of $2.5 billion were sold, which resulted in the gain recognized of $73.5 million during the first three months of 2013. This gain was primarily comprised of the sale of corporate debt securities with a book value of $905.7 million, for a gain of $34.7 million, and sale of collateralized mortgage obligations, classified as mortgage-backed securities, with a book value of $1.3 billion for a gain of $33.4 million. No OTTI charges in earnings were recognized in the three-month period ended March 31, 2013 or March 31, 2012.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three-month period ended March 31, 2013 were $380.2 million, compared to $355.7 million for the corresponding period in 2012. The increases were due primarily to increased compensation and benefit expenses and increases in occupancy and equipment expenses. Increased compensation and benefits was primarily due to salary increases effective in the beginning of 2013 and increased headcount. Increased occupancy and equipment expenses were primarily due to increased depreciation related to a significant amount of fixed asset additions in 2012 related to the Company's IT transformation.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company incurred approximately $0.8 million of costs related to its rebranding during the first three months of 2013. There were no costs incurred related to this rebranding during the first three months of 2012. During the year-ended 2012, $9.1 million of such costs were incurred. The Company has estimated the costs related to the rebranding process to be approximately $155.0 million in 2013 and $100.0 million in 2014. These rebranding costs include signage changes, branch refurbishment, merchandising, advertising, accelerated depreciation, and other related costs. It is expected that the majority of the future costs will be capitalized.

OTHER EXPENSES

Other expenses consist primarily of amortization of intangibles, deposit insurance expense, and loss on debt extinguishment. Other expenses were $30.6 million for the three-month period ended March 31, 2013, compared to $37.5 million for the corresponding period in 2012. The decrease in other expenses is attributable to the decreased intangible amortization expense on previous acquisitions, and the decreased loss on debt extinguishment. The Company incurred loss on debt extinguishment of $0.2 million for the three-month period ended March 31, 2013, compared to $5.3 million for the corresponding period in 2012, which was primarily due to the termination of $500.0 million of FHLB advances resulting in debt extinguishment fees of $5.2 million in 2012.

INCOME TAX PROVISION/(BENEFIT)

An income tax provision of $102.7 million was recorded for the three-month period ended March 31, 2013, compared to $38.5 million for the corresponding period in 2012. This resulted in an effective tax rate of 26.4% for the three-month period ended March 31, 2013 compared to 14.4% for the same period in 2012. The higher tax rate in the first quarter of 2013 was primarily attributable to a higher level of pretax income and a tax benefit that was booked in 2012 for investment tax credits related to a direct-financing lease.

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

On June 17, 2009, the Company filed a lawsuit against the United States in Federal District Court seeking a refund of assessed taxes paid for tax years 2003-2005 related to two separate financing transactions with an international bank totaling $1.2 billion. As a result of these two financing transactions, the Company was subject to foreign taxes of $154.0 million during the years 2003 through 2005 and claimed a corresponding foreign tax credit for foreign taxes paid during those years, which the IRS disallowed. The IRS also disallowed the Company's deductions for interest expense and transaction costs, totaling $24.9 million in tax liability, and assessed interest and penalties totaling approximately $69.6 million. In 2006 and 2007, the Company was subject to an additional $87.6 million and $22.5 million of foreign taxes, respectively, as a result of the two financing transactions, and the Company's entitlement to foreign tax credits in these amounts will be determined by the outcome of the 2003-2005 litigation. In addition, the outcome of the litigation will determine whether the Company is subject to an additional tax liability of $49.8 million related to interest expense and transaction cost deductions, and whether it will be subject to $12.1 million in interest and $12.5 million in penalties for 2006 and 2007. The Company continues to believe that it is entitled to claim these foreign tax credits taken with respect to the transactions and also continues to believe that it is entitled to tax deductions for the related issuance costs and interest deductions based on tax laws. A trial date has been set in this litigation for October 7, 2013. The Company has recorded a receivable in Other Assets for the amount of these payments, less a tax reserve of $96.9 million, as of March 31, 2013. On February 11, 2013, the U.S. Tax Court issued an adverse opinion in a case between the Bank of New York Mellon Corporation and the IRS involving a transaction with a structure similar to the Company's financing transaction. The Company has confidence in its position because, among other reasons, the Company will raise arguments and issues in its case that were not considered by the Tax Court. Bank of New York Mellon has indicated it intends to appeal the decision. The Company believes its reserve amount adequately provides for potential exposure to the IRS related to these items. As litigation progresses, it is reasonably possible changes in the reserve for uncertain tax positions could range from a decrease of $96.9 million to an increase of $296.0 million within the next 12 months.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

LINE OF BUSINESS RESULTS

2013 Segment Changes

During the first quarter of 2013, the following changes were made within our reportable segments in order to better align management teams and resources with the business goals of the Company and to provide enhanced customer service to our clients:

•
A new business unit called Commercial Banking merged the Middle Market and Business Banking groups under the Corporate Banking Segment. Previously, Business Banking was included within the Retail Banking segment and Middle Market was included within the Corporate Banking segment. Commercial Banking represents one of the most important untapped growth opportunities for our Bank, and merging these two groups with a clearly delineated geographical emphasis should help us leap forward to exploit its potential.

•
The large Corporate business, previously under the Corporate Banking segment, became part of the Global Banking segment. This provides our large corporate clients with direct access to the broader menu of products and services available under the Global Banking platform, both locally and globally.

•
New originations in the automobile loan business moved from the Corporate Banking segment to the Retail Banking segment. The runoff of the existing indirect automobile portfolio will continue to be managed in the Non-Strategic Assets segment. The Commercial Equipment Vehicle Financing business, previously under the Retail Banking segment, became part of the Corporate Banking segment.

•
Internal funds transfer pricing ("FTP") guidelines and methodologies were revised to align with Santander corporate criteria for internal management reporting. This change included implementation of contract level liquidity premium methodologies replacing the weighted average life method assumptions used in 2012 for internal management reporting. These changes in internal FTP guidelines and methodologies impact all reporting segments. However, the impact varies based on the segment's product portfolio composition.

Excluding the FTP change, prior period results have been recast to conform to the new composition of the reportable segments. Due to system constraints, the FTP change is not able to be recast.

Results of Segments

The Retail Banking segment's net interest income increased $4.9 million to $190.2 million for the three-month period ended March 31, 2013, compared to the corresponding period in the preceding year. The net interest spread for this segment was 1.15% for the three-month period ended March 31, 2013, compared to 1.15% for the corresponding period in the prior year. The average balance of the Retail Banking segment's loans was $20.8 billion for the three-month period ended March 31, 2013, compared to $22.1 billion for the corresponding period in the preceding year. The average balance of deposits was $37.4 billion for the three-month period ended March 31, 2013, compared to $35.3 billion during the corresponding period in the preceding year. Average assets for the three-month period ended March 31, 2013 were $21.3 billion, compared to $23.3 billion for the corresponding period in the preceding year, primarily due to the decrease in average loans. The provision for credit losses decreased $50.0 million to $4.0 million for the three-month period ended March 31, 2013, compared to the corresponding period in the preceding year, primarily due to the refined determination of specific reserves related to mortgage TDRs in 2012. Total expenses were $217.3 million for the three-month period ended March 31, 2013, compared to $204.3 million for the three-month period ended March 31, 2012. The increase in total expenses is primarily due to increased compensation and benefit expense resulting from a higher headcount and salary increases effective in January 2013.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Corporate Banking segment's net interest income decreased $8.3 million to $115.8 million for the three-month period ended March 31, 2013, compared to the corresponding period in the preceding year due to the decreasing interest rate environment. The net interest spread for this segment was 1.81% for the three-month period ended March 31, 2013, compared to 1.90% for the corresponding period in the prior year. The average balance of loans for the three-month period ended March 31, 2013 was $22.9 billion, compared to $22.1 billion for the corresponding period in the prior year. The average balance of deposits for the three-month period ended March 31, 2013 was $8.2 billion, compared to $8.5 billion for the corresponding period in 2012. The provision for credit losses decreased $4.6 million to a release of the provision of $5.6 million for the three-month period ended March 31, 2013, compared to the corresponding period in the preceding year. Total expenses were $42.2 million for the three-month period ended March 31, 2013, compared to $37.1 million for the corresponding period in the prior year. The increase in total expenses is primarily due to increased compensation and benefit expense resulting from a higher headcount and salary increases effective in January 2013.

The Global Banking and Markets ("GBM") segment's net interest income increased $6.8 million to $38.8 million for the three-month period ended March 31, 2013, compared to the corresponding period in the preceding year. The net interest spread for this segment was 1.99% for the three-month period ended March 31, 2013, compared to 2.10% for the corresponding period in the prior year. The average balance of loans for the three-month period ended March 31, 2013 was $7.6 billion, compared to $5.5 billion for the corresponding period in the prior year. Average assets for the GBM segment were $8.5 billion during the three-month period ended March 31, 2013, compared to $6.3 billion for the corresponding period in 2012. Average assets and loans increased in Global Banking due to the growth of the business, specifically after the conversion to a national bank in the first quarter of 2012. Total expenses were $12.4 million for the three-month period ended March 31, 2013, compared to $12.7 million for the corresponding period in the prior year.
The Non-Strategic Assets segment's net interest income decreased $1.1 million to $10.0 million for the three-month period ended March 31, 2013, compared to the corresponding period in the preceding year. The net interest spread for this segment was 3.78% for the three-month period ended March 31, 2013, compared to 2.66% for the corresponding period in the prior year. The average balance of loans for the three-month period ended March 31, 2013 was $1.1 billion, compared to $2.0 billion for the corresponding period in the prior year. The average balance of deposits was $190.0 million for the three-month period ended March 31, 2013, compared to $65.6 million for the corresponding period in 2012. The provision for credit losses decreased $11.3 million to a release of the provision of $8.3 million for the three-month period ended March 31, 2013. Total expenses were $6.8 million for both the three-month period ended March 31, 2013 and the three-month period ended March 31, 2012. Average assets for Specialized Business was $1.0 billion for the three-month period ended March 31, 2013 and $1.8 billion for the corresponding period in 2012. The balances within this segment have been steadily decreasing due to the segment primarily being comprised of portfolios in a run-off position.
Income before income taxes for the Other segment increased $26.4 million to a $48.6 million loss for the three-month period ended March 31, 2013, compared to the corresponding period in the preceding year. Net interest income decreased $37.2 million to $41.3 million for the three-month period ended March 31, 2013, compared to the corresponding period in the preceding year, due to the decreasing interest rate environment. Average assets for the Other segment were $30.9 billion for the three-month period ended March 31, 2013 and $28.6 billion for the corresponding period in 2012. This increase is primarily due to increased average available-for-sale and other investments in the first quarter of 2013 compared to the corresponding period in 2012.

The Company's investment balance in SCUSA as of March 31, 2013 was $2.9 billion.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

LOAN PORTFOLIO

Total loans excluding the allowance and including loans held for sale were $52.4 billion at March 31, 2013, compared to $53.2 billion at December 31, 2012 and $52.3 billion at March 31, 2012.

At March 31, 2013, commercial loans (excluding multi-family loans) totaled $25.5 billion, representing 48.66% of the Company’s loan portfolio, compared to $25.4 billion, or 47.64% of the loan portfolio, at December 31, 2012 and $23.7 billion, or 45.24% of the loan portfolio, at March 31, 2012. At March 31, 2013 and December 31, 2012, only 21.56% and 21.14%, respectively, of the total commercial portfolio was unsecured. Commercial loans increased $2.2 billion or 7.02% from March 31, 2012 to March 31, 2013 and $122.0 million or 0.37% from December 31, 2012 to March 31, 2013. The increase is due to an increase in organic large loan originations, primarily in the global banking markets line of business as the benefits of the charter change executed in January 2012 continued to be experienced. In addition, during the three-month period ended March 31, 2013, the Company purchased $316.9 million of commercial and industrial loans with an available credit of up to $872.5 million.

At March 31, 2013, multi-family loans totaled $7.5 billion, representing 14.39% of the Company’s loan portfolio, compared to $7.6 billion, or 14.23% of the loan portfolio, at December 31, 2012 and $7.2 billion, or 13.84% of the loan portfolio, at March 31, 2012. Multi-family loans decreased $28.1 million or 0.37% from December 31, 2012 to March 31, 2013 and increased $309.4 million or 4.28% from March 31, 2012 to March 31, 2013.

The consumer loan portfolio (including loans held for sale) secured by real estate, consisting of home equity loans, lines of credit and residential loans, totaled $17.1 billion at March 31, 2013, representing 32.69% of the Company’s loan portfolio, compared to $17.9 billion, or 33.59%, of the loan portfolio at December 31, 2012 and $18.4 billion, or 35.20% of the loan portfolio at March 31, 2012. Consumer loans secured by real estate decreased $744.3 million, or 4.16%, from December 31, 2012 to March 31, 2013 and decreased $1.3 billion, or 6.88%, from March 31, 2012 to March 31, 2013. The decreases in the consumer loan portfolio secured by real estate portfolio were due to the majority of new residential mortgage loan originations being held for sale and subsequently sold during the period, as opposed to being held for investment, and increased home equity loan payoffs and pay-downs exceeding new credit line usage.

The consumer loan portfolio not secured by real estate, consisting of automobile loans and other consumer loans, totaled $2.2 billion at March 31, 2013, representing 4.26% of the Company’s loan portfolio, compared to $2.4 billion, or 4.60% of the loan portfolio, at December 31, 2012, and $3.0 billion, or 5.72% of the loan portfolio, at March 31, 2012. The consumer loan portfolio not secured by real estate decreased $186.0 million, or 0.77%, from December 31, 2012 to March 31, 2013 and $758.8million, or 25.37%, from March 31, 2012 to March 31, 2013. The decreases in the consumer loan portfolio not secured by real estate were primarily due to the Bank ceasing the origination of all indirect auto loans in January 2009.

NON-PERFORMING ASSETS

Non-performing assets remained relatively flat at $1.2 billion, or 1.43% of total assets, at March 31, 2013, compared to $1.2 billion, or 1.45% of total assets, at December 31, 2012.

Nonperforming assets consist of nonaccrual loans and leases, which represent loans and leases no longer accruing interest, other real estate owned ("OREO") properties, and other repossessed assets.  When interest accruals are suspended, accrued interest income is reversed, with accruals charged to earnings. The Company generally places all commercial, consumer, and residential mortgage loans except credit cards on nonaccrual status at 90 days past due for interest, principal or maturity, or earlier if it is determined that the collection of principal or interest on the loan is in doubt.  Credit cards continue to accrue interest until they are 180 days delinquent, at which point they are charged-off and all interest is removed from interest income.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In all instances (excluding loans discharged under Chapter 7 bankruptcy and not reaffirmed by the borrower), when the borrower's ability to make required interest and principal payments has resumed and collectability is no longer believed to be in doubt, the loan or lease is returned to accrual status. Generally, commercial loans categorized as nonaccrual remain in nonaccrual status until the payment status is current and an event occurs that fully remediates the impairment or until the loan demonstrates a sustained period of performance without a past due event, typically six months but a minimum of 90 days, and there is reasonable assurance as to the collectability of all amounts contractually due.  Within the consumer and residential mortgage portfolios, the accrual status is generally systematically driven, so that if the customer makes payment that bring the loan below 90 days past due, the loan automatically will return to accrual status.

Non-performing loans ("NPLs") in the residential mortgage loan portfolio (including loans held for sale) were $504.5 million, or 4.75% of the $10.6 billion outstanding as of March 31, 2013 compared to $511.4 million or 4.55% of the $11.2 billion outstanding as of December 31, 2012. Non-performing (self-originated) consumer loans secured by real estate were $119.7 million or 1.93% of the $6.2 billion outstanding as of March 31, 2013 compared to $123.0 million or 1.94% of the $6.3 billion outstanding as of December 31, 2012. The NPL ratio is significantly higher for the Company's residential mortgage loan portfolio compared to its consumer loans secured by real estate portfolio due to a number of factors, including: (1) prolonged work-out and foreclosure resolution processes, (2) differences in risk profiles, and (3) out-of-footprint loans (defined as loans that have collateral located outside the Company's geographic footprint).

Resolution challenges with low foreclosure sales continue to impact both the residential mortgage and consumer loans secured by real estate portfolio NPL balances, but foreclosure inventory did decrease quarter-over-quarter. Overall, 38.74% of residential mortgage loans in NPL were in foreclosure as of March 31, 2013. In contrast, the proportion of NPLs for consumer loans secured by real estate in foreclosure totaled 13.52%. The foreclosure moratorium was lifted and activity resumed in the fourth quarter of 2011, but delays in PA, NJ, NY, and MA limited balances being removed from NPLs and contributed to a higher NPL ratio trend in 2012. As of March 31, 2013, foreclosures within all states except Massachusetts are moving forward. New foreclosure laws were passed in Massachusetts in August 2012. Final interpretation of the requirements is still pending from its regulators, and the MA foreclosures remain on hold. The concentration of residential mortgage loans in foreclosure in these states as a percentage of total foreclosures are as follows: New Jersey (30.89%), New York (13.17%), Pennsylvania (10.98%), and Massachusetts (6.59%). As of March 31, 2013, balances in foreclosure status decreased 9.79% in the residential mortgage loan portfolio and 14.47% in the consumer loans secured by real estate portfolio quarter-over-quarter. The foreclosure closings issue has a greater impact on the residential mortgage portfolio than the consumer real estate secured portfolio due to the larger volume of loans in first lien position in that portfolio, which have equity upon which to foreclose. Exclusive of Chapter 7 bankruptcy NPL accounts, approximately 88.65% of the NPL balance in the residential mortgage portfolio is secured by a first lien, while only 44.65% of the NPL balance in the consumer real estate secured portfolio is in a first lien position. Consumer real estate secured NPL loans may get charged off more quickly due to the lack of equity to foreclose from a second lien position.

As of March 31, 2013, the residential mortgage loan portfolio consisted of $1.2 billion, or 11.28% of Alt-A loans which do not exist in the consumer loans secured by real estate portfolio. The Alt-A segment consists of loans with limited documentation requirements which were originated via brokers outside of Company’s geographic footprint; out-of-footprint loans represent $503.8 million, or 42.00% of the $1.2 billion in Alt-A outstandings. As of March 31, 2013, non-performing Alt-A balances represented $199.7 million, or 39.57% of the total NPL balances of $504.5 million. The performance of the Alt-A segment has remained poor, averaging a 16.70% NPL ratio month-over-month year-to-date in 2013. Alt-A mortgage originations were discontinued in 2008 and have continued to run off at an average rate of 1.42% per month. Alt-A NPL balances represented 64.58% of the total residential mortgage loan portfolio NPL balance at the end of the first quarter of 2009 compared to 39.57% at March 31, 2013. As the Alt-A segment runs off and higher quality residential mortgages are added to the portfolio, the shift in product mix is expected to lower NPL balances.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Finally, the proportion of out-of-footprint loans is significantly higher in the residential mortgage portfolio than in the consumer loans secured by real estate portfolio. Historically, the NPL ratio for out-of-footprint loans has been higher compared with in-footprint lending. A total of $1.0 billion, or 9.84% of the residential mortgage loan portfolio, was originated with collateral located outside of the Bank’s geographic footprint as of March 31, 2013. Out-of-footprint NPL balances for the residential mortgage loan portfolio were $98.5 million, or 9.41% of out-of-footprint balances as of March 31, 2013. The out-of-footprint NPL balance represented 19.51% of total NPL balance for the residential mortgage loan portfolio. In comparison, the consumer loans secured by real estate portfolio has significantly less out-of-footprint loans, with a total of $52.7 million, or 0.85%, originated with collateral located outside the Bank’s geographic footprint. The out-of-footprint NPL balance represented only 1.21% of the total NPL balance for the consumer loans secured by real estate portfolio.

The following table presents the composition of non-performing assets at the dates indicated:

	March 31, 2013	December 31, 2012
	(in thousands)
Non-accrual loans:
Commercial:
Commercial real estate	$275,757	$291,236
Commercial and industrial	97,666	122,111
Multi-family	52,399	58,587
Total commercial loans	425,822	471,934
Consumer:
Residential mortgages	504,528	511,382
Consumer loans secured by real estate	162,523	170,486
Consumer not secured by real estate	14,259	18,874
Total consumer loans	681,310	700,742

Total non-accrual loans	1,107,132	1,172,676

Other real estate owned	68,777	65,962
Other repossessed assets	3,646	3,301
Total other real estate owned and other repossessed assets	72,423	69,263
Total non-performing assets	$1,179,555	$1,241,939

Past due 90 days or more as to interest or principal and accruing interest	$3,147	$3,052
Annualized net loan charge-offs to average loans (2)	0.46%	0.98%
Non-performing assets as a percentage of total assets	1.43%	1.45%
Non-performing loans as a percentage of total loans	2.11%	2.20%
Non-performing assets as a percentage of total loans, real estate owned and repossessed assets	2.25%	2.33%
Allowance for credit losses as a percentage of total non-performing assets (1)	100.13%	98.51%
Allowance for credit losses as a percentage of total non-performing loans (1)	106.68%	104.33%

(1)	Allowance for credit losses is comprised of the allowance for loan losses and the reserve for unfunded commitments, which is included in other liabilities.

(2)	Annualized net loan charge-offs to average loans is calculated as annualized net loan charge-off divided by the average loan balance for the three-month period ended March 31, 2013.

Excluding loans classified as non-accrual, loans past due have decreased from $542.4 million at December 31, 2012 to $413.8 million at March 31, 2013.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

No commercial loans were 90 days or more past due and still accruing interest as of March 31, 2013. Potential problem loans are loans not currently classified as non-performing loans, for which management has doubts as to the borrowers’ ability to comply with present repayment terms. These assets are principally loans delinquent more than 30 days but less than 90 days. Potential problem commercial loans totaled approximately $56.4 million and $127.2 million at March 31, 2013 and December 31, 2012, respectively. Potential problem consumer loans amounted to $354.2 million and $412.1 million at March 31, 2013 and December 31, 2012, respectively. Management has evaluated these loans and reserved for them during the respective periods.

TROUBLED DEBT RESTRUCTURINGS

TDRs are loans that have been modified as the Company has agreed to make certain concessions to customers to both meet the needs of the customers and to maximize the ultimate recovery of the loan. TDRs occur when a borrower is experiencing, or is expected to experience, financial difficulties and the loan is modified with a modification that would otherwise not be granted to the borrower. The types of concessions granted are generally interest rate reductions, limitations on the accrued interest charged, term extensions, and deferment of principal.

TDRs are generally placed in nonaccrual status upon modification, unless the loan was performing immediately prior to modification. TDRs may return to accrual status after demonstrating at least six consecutive months of sustained payments after modification, as long as the Company believes the principal and interest of the restructured loan will be paid in full. To the extent the TDR is determined to be collateral-dependent and the source of repayment depends on the operation of the collateral, the loan may be returned to accrual status based on the foregoing parameters. To the extent the TDR is determined to be collateral-dependent and the source of repayment depends on the disposal of the collateral, the loan may not be returned to accrual status.

The Company's credit quality trends have continued to improve, and non-performing TDRs decreased $10.2 million from December 31, 2012 to March 31, 2013. The decrease was driven by a number of factors. TDRs initially placed in non-accrual status which have not yet sustained six consecutive months of payments and for which, as a result, repayment is not yet deemed reasonably assured increased by approximately $47.7 million for the three-month period ended March 31, 2013 primarily due to the Company's continuing efforts to meet the needs of its customers and maximize the ultimate recovery of its receivables. TDRs returned to accrual or paid off during the three-month period ended March 31, 2013 decreased the Company's non-performing TDR balance by approximately $36.7 million. In addition, balances of non-performing TDRs decreased due to charge-offs and pay-downs by approximately $31.5 million from December 31, 2012 to March 31, 2013. Finally, nonperforming TDRs which were previously performing at December 31, 2012 increased approximately $10.3 million.

The following table summarizes TDRs at the dates indicated:

	March 31, 2013	December 31, 2012
	(in thousands)
Performing
Commercial	$174,461	$203,012
Residential mortgage	431,167	421,242
Other consumer	50,091	49,015
Total performing	655,719	673,269
Non-performing
Commercial	129,921	132,177
Residential mortgage	207,973	214,328
Other consumer	70,007	71,565
Total non-performing	407,901	418,070
Total	$1,063,620	$1,091,339

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The following table presents the allocation of the allowance for loan losses and the percentage of each loan type to total loans at the dates indicated:

	March 31, 2013		December 31, 2012
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(in thousands)
Allocated allowance:
Commercial loans	$538,116	63%	$580,931	62%
Consumer loans	385,893	37%	407,259	38%
Unallocated allowance	47,083	n/a	25,279	n/a
Total allowance for loan losses	$971,092	100%	$1,013,469	100%
Reserve for unfunded lending commitments	210,000		210,000
Total allowance for credit losses	$1,181,092		$1,223,469

The Company’s allowance for credit losses as a percentage of total loans decreased to 2.25% at March 31, 2013, compared to 2.30% at December 31, 2012.

General

The allowance for loan losses decreased $42.4 million from December 31, 2012 to March 31, 2013. The decrease in the allowance for loan losses can be attributed to an overall improvement in the credit quality, risk rating and portfolio composition of the loan portfolio, specifically in the commercial loan portfolio, with decreases in net charge-offs, delinquent loans, and non-accrual loans during 2011 to 2013.

Management regularly monitors the condition of the Bank's portfolio, considering factors such as historical loss experience, trends in delinquency and non-performing loans, changes in risk composition and underwriting standards, experience and ability of staff and regional and national economic conditions and trends.

The risk factors inherent in the allowance for loan losses and reserve for unfunded lending commitments are continuously reviewed and revised by management when conditions indicate that the estimates initially applied are different from actual results. The Company also performs a comprehensive analysis of the allowance for loan losses and reserve for unfunded lending commitments on a quarterly basis. In addition, a review of allowance levels based on nationally published statistics is conducted quarterly.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The factors supporting the allowance for loan losses and the reserve for unfunded lending commitments do not diminish the fact that the entire allowance for loan losses and the reserve for unfunded lending commitments are available to absorb losses in the loan portfolio and related commitment portfolio. The Company’s principal focus is to ensure the adequacy of the total allowance for loan losses and reserve for unfunded lending commitments.

The allowance for loan losses and the reserve for unfunded lending commitments are subject to review by banking regulators. The Company’s primary bank regulators regularly conduct examinations of the allowance for loan losses and reserve for unfunded lending commitments and make assessments regarding their adequacy and the methodology employed in their determination.

A loan is considered to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay (e.g., less than 90 days) or insignificant shortfall in the amount of payments does not necessarily result in the loan being identified as impaired. Impaired loans are defined as all TDRs plus non-accrual commercial loans in excess of $1 million. In addition, the Company may perform a specific reserve analysis on loans that fail to meet this threshold if the nature of the collateral or business conditions warrant. As of March 31, 2013, the Company is performing a specific reserve analysis on certain loans within the Corporate Banking and remaining commercial classes of financing receivables, regardless of loan size.

Commercial

For the commercial loan portfolio excluding small business loans (businesses with sales of up to $3.0 million), the Company has specialized credit officers, a monitoring unit, and workout units that identify and manage potential problem loans. Changes in management factors, financial and operating performance, company behavior, industry factors and external events and circumstances are evaluated on an ongoing basis to determine whether potential impairment is evident and additional analysis is needed. For the commercial loan portfolios, risk ratings are assigned to each individual loan to differentiate risk within the portfolio, reviewed on an ongoing basis by credit risk management, and revised, if needed, to reflect the borrowers’ current risk profiles and the related collateral positions. The risk ratings consider factors such as financial condition, debt capacity and coverage ratios, market presence and quality of management. Generally, credit officers reassess a borrower’s risk rating on at least an annual basis, and more frequently if warranted. This reassessment process is managed by credit officers and is also overseen by the Credit Monitoring group to ensure consistency and accuracy in risk ratings, as well as the appropriate frequency of risk rating review by the Bank’s credit officers. The Company’s Internal Audit group regularly performs loan reviews and assesses the appropriateness of assigned risk ratings. When credits are downgraded below a certain level, the Company’s Workout Department becomes responsible for managing the credit risk. Risk rating actions are generally reviewed formally by one or more credit committees depending on the size of the loan and the type of risk rating action being taken. Detailed analyses are completed that support the risk rating and management’s strategies for the customer relationship going forward.

If a loan is identified as impaired and is collateral-dependent, an initial appraisal is obtained to provide a baseline to determine the property’s fair market value. The frequency of appraisals depends on the type of collateral being appraised. If the collateral value is subject to significant volatility (due to location of the asset, obsolescence, etc.), an appraisal is obtained more frequently. At a minimum, updated appraisals for impaired loans are obtained within a 12-month period if the loan remains outstanding for that period of time.

If a loan is identified as impaired and is not collateral-dependent, impairment is measured based on a present value of expected future cash flows methodology.

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

The portion of the allowance for loan losses related to the commercial portfolio decreased from $580.9 million at December 31, 2012 (1.76% of commercial loans) to $538.1 million at March 31, 2013 (1.63% of commercial loans). A portion of the reduction ($15.2 million) is attributable to the resolution of the ASC 310-10-35 impaired loan portfolio and associated specific reserves. Additionally, the portfolio risk distribution has shown improvement related to portfolio credit quality, with lower levels of classified and non-accruing loans. In addition, there has been a booking of higher quality credits to replace the loans that were negatively impacted in the recession. In particular, the growth of the Company's GBM business has played a role in lowering the commercial and industrial coverage rate, as loans to these highly rated investment grade multi-national corporations typically require lower coverage rates than the Company's middle market commercial and industrial lending business.

Consumer

The consumer loan and small business loan portfolios are monitored for credit risk and deterioration with statistical tools considering factors such as delinquency, loan-to-value ratios, and credit scores. Management evaluates the consumer portfolios throughout their life cycles on a portfolio basis. When problem loans are identified that are secured with collateral, management examines the loan files to evaluate the nature and type of collateral supporting the loans. Management documents the collateral type, date of the most recent valuation, and whether any liens exist to determine the value to compare against the committed loan amount.

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

As of March 31, 2013, the Company had $880.4 million and $5.3 billion of consumer home equity loans and lines of credit, which included $454.2 million and $3.1 billion, or 51.6% and 58.7%, in junior lien positions, respectively. Loss severity rates on these consumer home equity loans and lines of credit in junior lien positions were 77% and 84%, respectively, as of March 31, 2013 and December 31, 2012.

In connection with these home equity loans and lines of credit secured by junior liens, the Company does not have the ability to track whether or not a senior lien is in default if we do not hold or service the loan. As a result, this information is not explicitly incorporated into the allowance calculation. However, FICO scores for home equity borrowers are refreshed quarterly to monitor changes in the borrowers' credit profiles. While these FICO scores and certain other factors are not explicitly incorporated into the Company's allowance models, they are refreshed and monitored on a quarterly basis, and significant trends are evaluated for consideration as a qualitative adjustment to the allowance. No significant shifts in trends have been observed during the periods presented to warrant a qualitative adjustment to the Company's allowance for loan loss levels.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

To ensure the Company has captured losses inherent in its home equity portfolios, the Company estimates its allowance for loan losses for home equity loans and lines of credit by segmenting its portfolio into sub-segments based on the nature of the portfolio and certain risk characteristics such as product type, lien positions, and origination channels. Projected future defaulted loan balances are estimated within each portfolio sub-segment by incorporating risk parameters, including the current payment status as well as historical trends in delinquency roll rates. Other assumptions, including prepayment and attrition rates, are also calculated at the portfolio sub-segment level and incorporated into the estimation of the likely volume of defaulted loan balances. The projected default volume is stratified across CLTV ratio bands, and a loss severity rate for each CLTV band is applied based on the Company's historical net credit loss experience. This amount is then adjusted, as necessary, for qualitative considerations to reflect changes in underwriting, market, or industry conditions, or changes in trends in the composition of the portfolio, including risk composition, seasoning, and underlying collateral.

Beginning in the fourth quarter of 2012, the Company considers the delinquency status of its senior liens in cases where the Company services the lien. The Company currently services the senior lien on approximately 23% of junior lien home equity principal balances. Of the junior lien home equity loan and line of credit balances that are current, approximately 2% have a senior lien that is one or more payments past due. When the senior lien is delinquent but the junior lien is current, allowance levels are adjusted to reflect loss estimates consistent with the delinquency status of the senior lien. The Company also extrapolates these impacts to the junior lien portfolio where the senior lien is serviced by another investor and the delinquency status of the senior lien is presently unknown. The Company is presently undertaking an effort to source the actual delinquency status of senior liens serviced by other servicers through the use of credit bureau data, but this initiative is not expected to be completed until late 2013.

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

Depository and lending institutions in the U.S. generally are expected to experience a significant volume of home equity lines of credit which will be approaching the end of their draw periods over the next several years, following the growth in home equity lending experienced during 2003-2007. As a result, many of these home equity lines of credit will either convert to amortizing loans or have principal due as a balloon payment. The percentage of the Company's current home equity lines of credit that are expected to reach the end of their draw periods prior to December 31, 2018 is approximately 4.1% and not considered significant. The Company's home equity line of credits are generally open-ended, revolving loans with fixed-rate lock options and draw periods of up to 10 years, along with amortizing repayment periods of up to 15 years. We currently do not monitor delinquency rates differently for amortizing and non-amortizing lines, but instead segment our home equity line of credit portfolio by certain other risk characteristics which we monitor, along with several credit quality metrics including delinquency. Our home equity lines of credit are generally underwritten considering fully drawn and fully amortizing levels. As a result, we currently do not anticipate a significant deterioration in credit quality when these home equity lines of credit begin to amortize. We are currently enhancing our data capabilities to monitor home equity line of credit delinquency trends by amortizing and a non-amortizing status, and will look to expand our disclosures in future filings to discuss significant delinquency trends affecting the Company's home equity portfolios when this information becomes available.

The allowance for consumer loans was $385.9 million and $407.3 million at March 31, 2013 and December 31, 2012, respectively. The allowance as a percentage of consumer loans was 1.99% at March 31, 2013 and 2.01% at December 31, 2012, respectively. The decrease was primarily due to improved credit quality as noted in the reductions of past due and non-accruing loans, as well as, an overall decrease in the amount of outstanding consumer loans.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unallocated

Additionally, the Company reserves for certain inherent, but undetected, losses that are probable within the loan portfolio. Absent significant other factors to the contrary, management generally considers an unallocated position within 5% of the overall allowance to be reasonably sufficient to absorb imprecisions of models to otherwise provide for coverage of inherent losses in the Company's entire loan and lease portfolios. Imprecisions include loss factors inherent in the loan portfolio that may not have been discreetly contemplated in the general and specific components of the allowance, as well as potential variability in estimates. Period-to-period changes in the Company's historical unallocated allowance for loan and lease loss positions are considered in light of these factors. The unallocated allowance for loan losses was $47.1 million at March 31, 2013 and $25.3 million at December 31, 2012.

Reserve for Unfunded Lending Commitments

In addition to the allowance for loan and lease losses, the Bank estimates probable losses related to unfunded lending commitments. Risk factors, in conjunction with an analysis of historical loss experience, current economic conditions, performance trends within specific portfolio segments, and any other pertinent information result in the estimation of the reserve for unfunded lending commitments. Additions to the reserve for unfunded lending commitments are made by charges to the provision for credit losses, and this reserve is classified within other liabilities on the Company's Consolidated Balance Sheet.

The reserve for unfunded lending commitments has remained flat at $210.0 million at March 31, 2013 compared to December 31, 2012. Once an unfunded lending commitment becomes funded and is carried as a loan, the corresponding reserves are transferred to the allowance for loan and lease losses.

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

The allowance for loan losses and reserve for unfunded lending commitments are subject to review by banking regulators. The Company’s primary bank regulators regularly conduct examinations of the allowance for loan losses and reserve for unfunded lending commitments and make assessments regarding their adequacy and the methodology employed in their determination.

INVESTMENT SECURITIES

Investment securities consist primarily of mortgage-backed securities, tax-free municipal securities, U.S. Treasury and government agency securities, corporate debt securities, asset-backed securities and stock in the FHLB and the FRB. Mortgage-backed securities consist of pass-through, collateralized mortgage obligations, and adjustable rate mortgages issued by federal agencies. The Company’s mortgage-backed securities are either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by Standard and Poor’s and Moody’s at the date of issuance. The Company’s available-for-sale investment strategy is to purchase liquid fixed-rate and floating-rate investments to adequately manage the Company's liquidity position and interest rate risk. The average life of the available-for-sale investment portfolio at March 31, 2013 was approximately 4.36 years, compared to 4.02 years at December 31, 2012. The average effective duration of the investment portfolio at March 31, 2013 was 3.67 years. The actual maturities of mortgage-backed securities available for sale will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total investment securities available-for-sale decreased to $17.3 billion at March 31, 2013, compared to $18.7 billion at December 31, 2012. The decrease was the result of management's strategy to decrease the investment portfolio as it manages interest rate risk and excess liquidity. The decrease was primarily due to sales of corporate debt securities and collateralized mortgage obligations. For additional information with respect to the Company’s investment securities, see Note 3 in the Notes to the Consolidated Financial Statements.

Other investments, which consists of FHLB stock and FRB stock, as well as an FHLB CD, decreased from $1.1 billion at December 31, 2012 to $1.0 billion at March 31, 2013.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $3.4 billion at March 31, 2013 and December 31, 2012. There were no additions or impairments to goodwill in 2013 or 2012. Other intangibles, net of accumulated amortization, were $54.3 million at March 31, 2013 and $61.9 million at December 31, 2012. The decrease of $7.6 million is due to year-to-date amortization expense.

The Company conducts its evaluation of goodwill impairment at the reporting unit level on an annual basis, and more frequently if events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value. A reporting unit is an operating segment or one level below. As of March 31, 2013, the reporting units with assigned goodwill were the Retail Banking, Corporate Banking and GBM units. No impairment indicators were noted since the annual review on December 31, 2012 and accordingly, no impairment test has been performed. The Company will perform its next annual goodwill impairment test at December 31, 2013.

As more fully described in Note 14 in the Company's Consolidated Financial Statements, during the first quarter of 2013, the Company reorganized its management reporting structure in order to better align management teams and resources with the business goals of the Company and to provide enhanced customer service to our clients. Consequently, segment reporting and goodwill reporting units were updated to reflect this change. In connection with the reorganization, management reallocated goodwill to the reporting units using a relative fair value allocation.

The following table shows the allocation of goodwill to the reporting units as of March 31, 2013:

	Retail Banking	Non-Strategic Assets	Corporate	Global Banking and Markets	Total
	(in thousands)
Goodwill at December 31, 2012	$2,259,179	$—	$1,172,302	$—	$3,431,481
Reallocation of Goodwill	(364,876)	—	233,746	131,130	—
Goodwill at March 31, 2013	$1,894,303	$—	$1,406,048	$131,130	$3,431,481

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OTHER ASSETS

The following is a detail of items that comprise other assets at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(in thousands)
Other real estate owned	$68,777	$65,962
Other repossessed assets	3,646	3,301
Prepaid expenses	225,495	239,732
Miscellaneous receivables	506,237	638,172
Derivative assets at fair value	324,910	379,128
Mortgage servicing rights	109,163	92,512
Miscellaneous assets	33,851	34,743
Total other assets	$1,272,079	$1,453,550

Other assets at March 31, 2013 were $1.3 billion, compared to $1.5 billion at December 31, 2012. The decrease in other assets was primarily due to activity in miscellaneous receivables and derivative assets. Miscellaneous receivables decreased $131.9 million from $638.2 million at December 31, 2012 to $506.2 million at March 31, 2013, primarily due to the timing of various payments. Derivative assets decreased $54.2 million from $379.1 million at December 31, 2012 to $324.9 million at March 31, 2013, primarily due to the reduction of swap market value and fair market value.

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
The following table presents the composition of deposits and other customer accounts at the dates indicated:

	March 31, 2013		December 31, 2012
	Balance	Percent of total deposits	Balance	Percent of total deposits
	(dollars in thousands)
Interest-bearing demand deposits	$10,114,403	19.8%	$9,358,233	18.4%
Noninterest-bearing demand deposits	7,740,835	15.2%	8,224,005	16.2%
Savings	3,892,239	7.6%	3,800,469	7.5%
Money market	17,438,227	34.1%	16,738,442	33.0%
Certificates of deposit	11,875,897	23.3%	12,668,889	24.9%
Total Deposits	$51,061,601	100.0%	$50,790,038	100.0%

Total deposits and other customer accounts at March 31, 2013 were $51.1 billion, compared to $50.8 billion at December 31, 2012. The increase in deposits from December 31, 2012 to March 31, 2013 was primarily due to interest-bearing demand deposits, which increased $756.2 million, or 8.1%, due to increases within commercial repurchase agreement sweeps and government accounts; money markets, which increased $699.8 million, or 4.2%, due to growth within commercial and retail money market accounts as a result of improving market conditions; savings, which increased $91.8 million, or 2.4%, mainly due to a steady growth in retail savings; offset by a decrease in certificates of deposit of $793.0 million, or 6.3%, due to a decline in brokered certificates of deposit and retail and wholesale certificates of deposit and a decrease in noninterest-bearing demand deposits of $483.2 million, or 5.9%, mainly due to better economic conditions encouraging movement from noninterest-bearing demand deposits to interest-bearing investments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

BORROWINGS AND OTHER DEBT OBLIGATIONS

The Bank utilizes borrowings and other debt obligations as a source of funds for its asset growth and its asset/liability management. Collateralized advances are available from the FHLB provided certain standards related to creditworthiness are met. The Bank also utilizes repurchase agreements, which are short-term obligations collateralized by securities. SHUSA also has term loans and lines of credit with Santander. Total borrowings and other debt obligations at March 31, 2013 were $16.1 billion compared to $19.3 billion at December 31, 2012. Total borrowings decreased approximately $3.2 billion, primarily due to the $939.4 million decrease in FHLB advances and a decrease of $1.9 billion in repurchase agreements due to management's decision to obtain funding through the sale of available-for-sale securities, and repayment of a $255.4 million subordinated note.

The Company's debt agreements impose certain limitations on dividends and other payments and transactions. The Company is currently in compliance with these limitations.

Periodically, as part of the Company's wholesale funding management, the Company opportunistically repurchases outstanding borrowings in the open market. In 2012, the Company repurchased $523.6 million of outstanding borrowings in the open market. During the first three months of 2013, the Company repurchased $0.1 million of outstanding borrowings in the open market.

The following table presents information regarding the Bank's borrowings and other debt obligations at the dates indicated:

	March 31, 2013		December 31, 2012
	Balance	Effective Rate	Balance	Effective Rate
	(dollars in thousands)
Sovereign Bank borrowings and other debt obligations:
Overnight federal funds purchased(1)	$275,000	0.12%	$340,000	0.17%
Federal Home Loan Bank (FHLB) advances, maturing through August 2018	12,250,041	2.76	13,189,396	2.55
Securities sold under repurchase agreements(1)	221,083	0.38	2,107,986	0.48
REIT preferred, due May 2020	150,804	13.86	150,434	13.95
5.125% subordinated debentures, due March 2013(2)	—	—	254,647	5.14
8.750% subordinated debentures, due May 2018	497,081	8.80	496,971	8.80
Term loan, due February 2019	151,669	6.13	156,350	6.39
Total Sovereign Bank borrowings and other debt obligations	$13,545,678	3.05%	$16,695,784	2.59%

(1) Overnight federal funds and securities sold under repurchase agreements are short-term in nature and due within one year.
(2) The subordinated note was repaid in March 2013 in accordance with the contractual obligations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents information regarding SHUSA's borrowings and other debt obligations at the dates indicated:

	March 31, 2013		December 31, 2012
	Balance	Effective Rate	Balance	Effective Rate
	(dollars in thousands)
SHUSA borrowings and other debt obligations:
Subordinated notes, due March 2020	$755,368	5.96%	$754,895	5.96%
4.625% senior notes, due April 2016	473,783	4.85	474,430	4.85
3.00% senior notes, due September 2015	598,534	3.28	597,575	3.28
Junior subordinate debentures - Capital Trust IV, due March 2034(1)	476,525	12.84	476,603	12.84
Common securities - Capital Trust IV	24,742	4.38	24,742	4.38
Junior subordinate debentures - Capital Trust VI, due June 2036	75,537	7.91	75,537	7.91
Common securities - Capital Trust VI	10,000	7.91	10,000	7.91
Junior subordinate debentures - Capital Trust IX, due July 2036	150,000	2.11	150,000	2.09
Common securities - Capital Trust IX	4,640	2.11	4,640	2.09
Total holding company borrowings and other debt obligations	$2,569,129	6.22%	$2,568,422	6.23%

(1) In December 2012, a settlement agreement was executed in regards to the Company's Trust PIERS litigation. Note 20 of the Company's most recent annual report on Form 10-K includes a complete discussion of this litigation and its settlement. The settlement agreement requires the Company to make additional offers to purchase the Trust PIERS within ten trading days after each quarterly distribution on the Trust PIERS after the final settlement date until no Trust PIERS remain outstanding. The price offered in such additional offers is $78.95 per $50.00 of liquidation amount of PIERS, minus the per share aggregate amount of any distributions made after the completion of any tender offers preceding that additional offer.

Approximately 99.8% of the remaining outstanding Trust PIERS are held by Santander, and the remaining 0.2% are held by independent third-party investors. During 2013, the Company will extend an offer to purchase for cash any and all of its outstanding Trust PIERS within ten trading days after each quarterly distribution. The first quarter of 2013 tender offer occurred from March 4 through March 29, 2013. An aggregate liquidation amount of $0.1 million of Trust PIERS were tendered and accepted at a price of $77.35.

OFF-BALANCE SHEET ARRANGEMENTS

See further discussion on the Company's off-balance sheet arrangements in Note 5 and Note 11 to the Consolidated Financial Statements.

BANK REGULATORY CAPITAL

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by such regulatory authorities.

The minimum U.S. regulatory capital ratios for banks under Basel I are 4% for the Tier 1 risk-based capital ratio and 4% for the Tier 1 leverage capital ratio. To qualify as “well-capitalized,” regulators require banks to maintain capital ratios of at least 6% for the Tier 1 risk-based capital ratio, 10% for the total risk-based capital ratio, and 5% for the Tier 1 leverage capital ratio. At March 31, 2013 and December 31, 2012, the Bank met the well-capitalized capital ratio requirements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As a BHC, SHUSA is required to maintain a Tier 1 risk-based capital ratio of at least 4%, total risk-based capital ratio of at least 8%, and a Tier 1 leverage capital ratio of at least 4%. The Company's capital levels exceeded the ratios required for BHCs.

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

Federal banking laws, regulations and policies also limit the Bank's ability to pay dividends and make other distributions to the Company. The Bank must obtain prior OCC approval to declare a dividend or make any other capital distribution if, after such dividend or distribution: (1) the Bank's total distributions to the holding company within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years; (2) the Bank would not meet capital levels imposed by the OCC in connection with any order, or (3) if the Bank is not adequately capitalized at the time. In addition, the OCC's prior approval would be required if the Bank's examination or CRA ratings fall below certain levels or the Bank is notified by the OCC that it is a problem association or in troubled condition. The Bank must obtain the OCC's prior written approval to make any capital distribution until it has positive retained earnings, and during the three years following the period ended September 30, 2010, the Bank must obtain the written non-objection of the OCC to declare a dividend or make any other capital distribution.

Any dividends declared and paid have the effect of reducing the Bank's Tier 1 leverage capital to tangible assets and Tier 1 risk-based capital ratios. In February 2013, the Bank declared and paid $34.0 million in return of capital to SHUSA.

The following schedule summarizes the actual capital balances of the Bank and SHUSA at March 31, 2013:

	BANK

	March 31, 2013	Well-capitalized Requirement(2)	Minimum Requirement(3)
Tier 1 leverage capital ratio	10.73%	5.00%	4.00%
Tier 1 risk-based capital ratio	13.38%	6.00%	4.00%
Total risk-based capital ratio	15.45%	10.00%	8.00%
Tier 1 common capital ratio(1)	13.38%	n/a	n/a

SHUSA

March 31, 2013
Tier 1 leverage capital ratio	11.09%
Tier 1 risk-based capital ratio	13.69%
Total risk-based capital ratio	15.96%
Tier 1 common capital ratio(1)	13.03%

(1) Ratio presented due to regulators emphasizing the Tier 1 common capital ratio in their evaluation of bank and bank holding company capital levels, although this metric is not provided for in bank regulations. For all BHCs undergoing the Comprehensive Capital Analysis and Review (CCAR) , the Federal Reserve Board has established a 5% minimum Tier 1 Common Equity ratio under stress scenarios.
(2) As defined by OCC Regulations.

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

March 31, 2013
(in thousands)
Tier 1 Common Capital Ratio:
Sovereign Bank
Total stockholder's equity (U.S. GAAP)	12,938,164
Less: Goodwill and other certain intangible assets	(3,544,111)
Servicing assets	(11,567)
Deferred tax assets	(1,147,732)
Accumulated losses/(gains) on certain available-for-sale securities and cash flow hedges	(1,573)
Add: Other	—
Tier 1 common capital (numerator)	8,233,181
Risk weighted assets (denominator)[1]	61,546,793
Ratio	13.38%

SHUSA
Total stockholder's equity (U.S. GAAP)	13,471,899
Less: Goodwill and other certain intangible assets	(3,565,903)
Servicing assets	(11,567)
Deferred tax assets	(1,324,859)
Accumulated losses/(gains) on certain available-for-sale securities and cash flow hedges	(1,573)
Preferred stock	(195,445)
Other	(5,021)
Tier 1 common capital (numerator)	8,367,531
Risk weighted assets (denominator)[1]	64,204,067
Ratio	13.03%
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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity represents the ability of the Company to obtain cost-effective funding to meet the needs of customers as well as the Company's financial obligations. Factors that impact the liquidity position of the Company include loan origination volumes, loan prepayment rates, the maturity structure of existing loans, core deposit growth levels, certificate of deposit maturity structure and retention, the Company's credit ratings, investment portfolio cash flows, maturity structure of the Company's wholesale funding, and other factors. These risks are monitored and managed centrally. This process includes reviewing all available wholesale liquidity sources. The Company also forecasts future liquidity needs and develops strategies to ensure adequate liquidity is available at all times. SHUSA conducts monthly liquidity stress test analyses to manage its liquidity under a variety of scenarios, all of which show that the Company has ample liquidity to meets its short-term and/or long-term cash requirements.

Further changes to the credit ratings of SHUSA, Santander and its affiliates or the Kingdom of Spain could have a material adverse effect on SHUSA's business, including its liquidity and capital resources. The credit ratings of SHUSA have changed in the past and may change in the future, which could impact its cost of and access to sources of financing and liquidity. Any reductions in the long-term or short-term credit ratings of SHUSA would increase its borrowing costs, require SHUSA to replace funding lost due to the downgrade, which may include the loss of customer deposits, and also limit SHUSA's access to capital and money markets and trigger additional collateral requirements in derivatives contracts and other secured funding arrangements. See further discussion on the impacts of credit ratings actions in "Economic and Business Environment" of the MD&A.

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

There were no stock issuances during 2013.

In April 2013, SCUSA declared $290.4 million in dividends, of which $188.7 is payable to the Company. During the first three months of 2013, the Bank paid $34.0 million in return of capital to SHUSA. At March 31, 2013, the holding company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

As of March 31, 2013, SHUSA, through the Bank, had over $26.1 billion in committed liquidity from the FHLB and the FRB. Of this amount, $13.9 billion is unused and therefore provides additional borrowing capacity and liquidity for the Company. At March 31, 2013 and December 31, 2012, liquid assets (defined as cash and cash equivalents, loans held for sale, and securities available for sale exclusive of securities pledged as collateral) totaled approximately $12.6 billion and $14.8 billion, respectively. These amounts represented 24.6% and 29.1% of total deposits at March 31, 2013 and December 31, 2012, respectively. In addition to the liquid assets, the Company also has available liquidity from federal funds counterparties of $1.3 billion. Management believes that the Company has ample liquidity to fund its operations.

Net cash provided by operating activities was $0.1 billion for the three months ended March 31, 2013. Net cash provided by investing activities for the same period was $2.3 billion, due primarily to the purchases of $2.3 billion of investments and $0.5 billion of loan purchases and activity, offset by $3.7 billion of investment sales, maturities and repayments. Net cash used by financing activities for the three months ended March 31, 2013 was $2.8 billion, which consisted primarily of a $0.3 billion increase in deposits and a net decrease in borrowings of $3.2 billion. See the Consolidated Statement of Cash Flows for further details on our sources and uses of cash.

As of March 31, 2013, the Company had $1.8 billion of cash compared to $2.2 billion at December 31, 2012. During the first three months of 2013, cash was impacted by an increase in deposits, and investment and loan sales, offset by borrowings repayments, loan portfolio acquisitions, and a decrease in dividends received from SCUSA. Restricted cash decreased from $488.5 million at December 31, 2012 to $173.1 million at March 31, 2013 due to the $1.9 billion decrease in repurchase agreements and the exchange of cash collateral with securities collateral with our derivative counterparties.

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

	Payments Due by Period
	Total	Less than 1 year	Over 1 yr to 3 yrs	Over 3 yrs to 5 yrs	Over 5 yrs
	(in thousands)
FHLB advances (1)	$13,243,329	$2,327,068	$8,065,440	$1,944,194	$906,627
Federal funds purchased (1)	275,000	275,000	—	—	—
Commercial paper and repurchase agreements	221,150	221,150	—	—	—
Other debt obligations (1) (2)	3,255,673	158,302	1,619,427	646,720	831,224
Junior subordinated debentures due to capital trust entities (1) (2)	1,388,372	224,458	138,017	213,408	812,489
Certificates of deposit (1)	12,070,710	6,648,587	4,689,266	729,114	3,743
Nonqualified pension and post-retirement benefits	83,526	7,395	15,280	15,316	45,535
Operating leases(3)	670,163	107,921	187,651	147,612	226,979
Total contractual cash obligations	$31,207,923	$9,969,881	$14,715,081	$3,696,364	$2,826,597

(1)
Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based upon interest rates in effect at March 31, 2013. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Includes all carrying value adjustments, such as unamortized premiums or discounts and hedge basis adjustments.

(3)	Does not include future expected sublease income.

Excluded from the above table are deposits of $39.2 billion that are due on demand by customers. Additionally, $135.8 million of tax liabilities associated with unrecognized tax benefits have been excluded due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations.

The Company is a party to financial instruments and other arrangements with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage its exposure to fluctuations in interest rates. See further discussion on these risks in Note 8 and Note 11 to the Consolidated Financial Statements.

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

Interest rate risk focuses on managing four elements of risk associated with interest rates: basis risk, repricing risk, yield curve risk and option risk. Basis risk stems from rate index timing differences with rate changes, such as differences in the extent of changes in Federal funds rates compared with the three-month LIBOR rate. Repricing risk stems from the different timing of contractual repricing, such as one-month versus three-month reset dates as well as the related maturities. Yield curve risk stems from the impact on earnings and market value resulting from different shapes and levels of yield curves. Option risk stems from prepayment or early withdrawal risk embedded in various products. These four elements of risk are analyzed through a combination of net interest income simulations; shocks to those net interest income simulations; scenario and market value analyses; and the subsequent results are reviewed by management. Numerous assumptions are made to produce these analyses including assumptions on new business volumes, loan and investment prepayment rates, deposit flows, interest rate curves, economic conditions and competitor pricing.

The Company simulates the impact of changing interest rates on expected future interest income and interest expense (net interest income sensitivity). This simulation is run monthly and includes various scenarios that help management understand the potential risks in the Bank's net interest income sensitivity. These scenarios include both parallel and non-parallel rate shocks as well as other scenarios that are consistent with quantifying the four elements of risk described above. This information is used to develop proactive strategies to ensure that the Company’s risk position remains within Board-approved limits so that future earnings are not significantly adversely affected by future interest rates.

The table below discloses the estimated sensitivity to the Company’s net interest income based on interest rate changes:

If interest rates changed in parallel by the amounts below at March 31, 2013	The following estimated percentage increase/(decrease) to net interest income would result
Up 100 basis points	5.67%
Up 200 basis points	10.06%
Down 100 basis points	(4.57)%

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

The Company also focuses on calculating the market value of equity (“MVE”). This analysis measures the present value of all estimated future interest income and interest expense cash flows of the Company over the estimated remaining life of the balance sheet. MVE is calculated as the difference between the market value of assets and liabilities. The MVE calculation utilizes only the current balance sheet, and therefore does not factor in any future changes in balance sheet size, balance sheet mix, yield curve relationships and product spreads, which may mitigate the impact of any interest rate changes.

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk, and also highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at March 31, 2013 and December 31, 2012. All dollar balances are in thousands:

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by	March 31, 2013	December 31, 2012
Base	$10,621	$10,067
Up 200 basis points	(8.70)%	(7.64)%
Up 100 basis points	(3.43)%	(2.84)%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Neither the net interest income sensitivity analysis nor the MVE analysis contemplates changes in credit risk of the loan and investment portfolios from changes in interest rates. The amounts above are the estimated impact due solely to a parallel change in interest rates.

To mitigate interest rate risk and, to a lesser extent, foreign exchange, equity and credit risks, the Company uses derivative financial instruments to reduce the effects that changes in interest rates may have on net income, the fair value of assets and liabilities, and cash flows. The Company also enters into derivatives with customers to facilitate their risk management activities.

Through the Company’s capital markets and mortgage banking activities, it is subject to trading risk. The Company employs various tools to measure and manage price risk in its trading portfolios. In addition, the Board of Directors has established certain limits relative to positions and activities. The level of price risk exposure at any point in time depends on the market environment and expectations of future price and market movements, and will vary from period to period.

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

The Company typically retains the servicing rights related to residential mortgage loans that are sold. Residential MSRs are accounted for at fair value. Starting in the third quarter of 2012, the Company economically hedges MSRs using interest rate swaps and forward contracts to purchase mortgage-backed securities.

We offer derivatives to our customers in connection with their risk management needs. These financial derivative transactions primarily consist of interest rate swaps, caps, floors and foreign exchange contracts. Risk exposure from customer positions is managed through transactions with other dealers, including Santander.

In June 2010, the Company sold Visa, Inc. Class B common shares and entered into a total return swap in which the Company will make or receive payments based on subsequent changes in the conversion rate of the Visa Class B shares into Visa Class A shares. This total return swap is accounted for as a free-standing derivative.

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

Incorporated by reference from Part I, Item 2, “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Asset and Liability Management” hereof.

Item 4.	Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2013. Based on that evaluation, the Company's Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting occurred during the first three months of 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION

Item 1	— Legal Proceedings

Reference should be made to Note 9 to the Consolidated Financial Statements for disclosure regarding the lawsuit filed by SHUSA against the Internal Revenue Service and Note 11 to the Consolidated Financial Statements for SHUSA’s litigation disclosure, which is incorporated herein by reference.

Item 1A	— Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A Risk Factors, in the Company's 2012 Annual Report on Form 10-K, except for enhancements to the following risk factor:

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

Until after the Bank reaches a positive retained earnings position, it must obtain the prior written approval of the Office of the Comptroller of the Currency to make any capital distribution to its shareholders.  While the Bank has been profitable since 2010 and has sufficient levels of surplus from which it could make capital distributions, there can be no assurance whether or for how long it will be permitted to make capital distributions in the future.  If the Bank were unable to make capital distributions to SHUSA, SHUSA's liquidity could be materially adversely affected.

Item 2	— Unregistered Sales of Equity Securities and Use of Proceeds.

No shares of the Company’s common stock were repurchased during the three-month period ended March 31, 2013.

Item 3	— Defaults upon Senior Securities

None.

Item 4	— Mine Safety Disclosures

None.

Item 5	— Other Information

Business Segment Information

During the first quarter of 2013, certain changes were made within our reportable segments in order to better align management teams and resources with the business goals of the Company and to provide enhanced customer service to our clients. Prior period results have been recast for certain of these changes to conform to the new composition of the reportable segments. See further discussion on these changes in Note 14 to the Consolidated Financial Statements. Below represents the impact of the changes to each respective prior period.

For the Three-Month Period Ended
June 30, 2012	Retail	Corporate	Global Banking	Non-Strategic Assets	Other (2)	Equity method investment in SCUSA	Total
Net interest income	$185,254	$121,664	$34,567	$10,162	$71,972	$—	$423,619
Total non-interest income	107,006	20,862	14,928	3,380	57,858	108,523	312,557
(Release) / provision for credit losses	66,033	28,522	16,049	(17,849)	14,945	—	107,700
Total expenses	213,205	36,878	13,033	6,174	142,150	—	411,440
Income/(loss) before income taxes	13,022	77,126	20,413	25,217	(27,265)	108,523	217,036

Intersegment revenue/(expense) (1)	(10,983)	(109,862)	(14,030)	(14,657)	149,532	—	—
Total average assets	$23,069,890	$21,782,107	$7,447,783	$1,573,443	$29,003,249	$—	$82,876,472

For the Three-Month Period Ended
September 30, 2012	Retail	Corporate	Global Banking	Non-Strategic Assets	Other (2)	Equity method investment in SCUSA	Total
Net interest income	$185,608	$124,388	$35,597	$10,008	$62,717	$—	$418,318
Total non-interest income	82,825	23,480	12,926	2,979	14,436	112,837	249,483
(Release) / provision for credit losses	89,854	(17,574)	(11,549)	(34,293)	44,562	—	71,000
Total expenses	212,082	36,984	5,470	6,331	385,024	—	645,891
Income/(loss) before income taxes	(33,503)	128,458	54,602	40,949	(352,433)	112,837	(49,090)

Intersegment revenue/(expense) (1)	(1,858)	(107,776)	(17,064)	(11,646)	138,344	—	—
Total average assets	$22,627,221	$22,093,662	$7,857,926	$1,377,246	$29,683,523	$—	$83,639,578

For the Three-Month Period Ended
December 31, 2012	Retail	Corporate	Global Banking	Non-Strategic Assets	Other (2)	Equity method investment in SCUSA	Total
Net interest income	$173,961	$128,891	$34,914	$9,575	$53,947	$—	$401,288
Total non-interest income	112,744	23,297	16,853	2,959	27,873	60,996	244,722
(Release) / provision for credit losses	61,094	(6,492)	4,370	64,095	(12,067)	—	111,000
Total expenses	219,070	39,470	12,354	5,999	238,734	—	515,627
Income/(loss) before income taxes	6,541	119,210	35,043	(57,560)	(144,847)	60,996	19,383

Intersegment revenue/(expense) (1)	(2,138)	(101,719)	(17,487)	(9,853)	131,197	—	—
Total average assets	$22,107,125	$22,405,826	$8,405,992	$1,206,142	$29,841,815	$—	$83,966,900

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and are included in net interest income.

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

SANTANDER HOLDINGS USA, INC. (Registrant)
Date:	May 10, 2013	/s/ Jorge Morán
Jorge Morán
President and Chief Executive Officer (Authorized Officer)

Date:	May 10, 2013	/s/ Juan Carlos Alvarez
Juan Carlos Alvarez
Chief Financial Officer and Senior Executive Vice President (Principal Financial Officer)

Date:	May 10, 2013	/s/ Guillermo Sabater
Guillermo Sabater
Comptroller and Senior Executive Vice President

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

(101)	Interactive Data File (XBRL). Filed herewith