Form 10-Q
period 2013-06-30
Santander Holdings USA, Inc.
filed 2013-08-08
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐. No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2013
Common Stock (no par value)	520,307,043 shares

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

•
the effects of policies of the Office of the Comptroller of the Currency (the “OCC”), the Federal Reserve Board (the "FRB"), the Federal Deposit Insurance Corporation (the "FDIC") and the Consumer Financial Protection Bureau the ("CFPB") and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System and other regulatory bodies;

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

•
A ratings downgrade or other credit event affecting sovereign debt of Spain or other European countries and the risk that a weakened European economy could affect U.S.-based financial institutions, counterparties with which SHUSA does business, and the stability of the global financial markets negatively;

•
the outcome of ongoing tax audits by federal, state and local income tax authorities that may require additional taxes, penalties, and interests to be paid by SHUSA as compared to what has been accrued or paid as of period-end; and

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

PART 1- FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Unaudited at June 30, 2013, audited at December 31, 2012)

	June 30, 2013	December 31, 2012
	(in thousands)
ASSETS
Cash and amounts due from depository institutions	$3,819,095	$2,220,811
Investment securities:
Available-for-sale at fair value	13,825,566	18,684,020
Other investments	1,009,838	1,053,723
Loans held for investment	49,898,333	52,388,911
Allowance for loan losses	(924,862)	(1,013,469)
Net loans held for investment	48,973,471	51,375,442
Loans held for sale at fair value	454,262	843,442
Premises and equipment, net (1)	740,102	748,769
Accrued interest receivable	200,734	208,660
Equity method investments	2,931,776	2,834,469
Goodwill	3,431,481	3,431,481
Core deposit intangibles and other intangibles, net	47,132	61,949
Bank owned life insurance	1,625,883	1,605,008
Restricted cash	134,180	488,455
Deferred tax assets	834,056	780,423
Other assets (2)	1,190,608	1,453,550
TOTAL ASSETS	$79,218,184	$85,790,202

LIABILITIES
Accrued expenses and payables	1,414,056	1,479,286
Total deposits and other customer accounts	49,728,758	50,790,038
Borrowings and other debt obligations	13,870,635	19,264,206
Advance payments by borrowers for taxes and insurance	191,713	168,042
Other liabilities	553,051	846,628

TOTAL LIABILITIES	65,758,213	72,548,200

STOCKHOLDER’S EQUITY
Preferred stock (no par value; $25,000 liquidation preference; 7,500,000 shares authorized; 8,000 shares outstanding at June 30, 2013 and at December 31, 2012)	195,445	195,445
Common stock (no par value; 800,000,000 shares authorized; 520,307,043 shares outstanding at June 30, 2013 and at December 31, 2012)	12,210,195	12,211,636
Accumulated other comprehensive (loss)/income	(192,382)	54,334
Retained earnings	1,246,713	780,587
TOTAL STOCKHOLDER’S EQUITY	13,459,971	13,242,002
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$79,218,184	$85,790,202

(1) Net of accumulated depreciation of $518.9 million and $474.1 million at June 30, 2013 and December 31, 2012, respectively.
(2) Includes residential mortgage servicing rights ("MSRs") of $138.1 million and $92.5 million at June 30, 2013 and December 31, 2012, respectively, for which the Company has elected the fair value option.

See accompanying notes to unaudited consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2013	2012	2013	2012
	(in thousands)
INTEREST INCOME:
Loans	$495,490	$541,273	$995,253	$1,088,518
Interest-earning deposits	1,045	1,411	2,069	2,577
Investment securities:
Available-for-sale	79,542	93,859	173,178	189,907
Other investments	6,272	5,693	12,492	9,989
TOTAL INTEREST INCOME	582,349	642,236	1,182,992	1,290,991

INTEREST EXPENSE:
Deposits and customer accounts	53,396	58,038	110,338	116,493
Borrowings and other debt obligations	143,676	160,579	291,359	319,981
TOTAL INTEREST EXPENSE	197,072	218,617	401,697	436,474

NET INTEREST INCOME	385,277	423,619	781,295	854,517
Provision for credit losses	10,000	107,700	26,850	210,800
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	375,277	315,919	754,445	643,717

NON-INTEREST INCOME:
Consumer fees	57,755	61,373	112,532	122,925
Commercial fees	47,548	43,341	100,043	89,729
Mortgage banking income, net	50,518	11,232	82,826	37,048
Equity method investments	112,643	106,566	294,737	263,898
Bank owned life insurance	15,033	16,503	28,982	30,942
Miscellaneous income	11,852	12,554	22,528	24,317
TOTAL FEES AND OTHER INCOME	295,349	251,569	641,648	568,859

OTTI recognized in earnings	(63,630)	—	(63,630)	—
Net gain on investment security sales	22,673	60,988	96,195	76,532
Net (loss)/gain on investment securities recognized in earnings	(40,957)	60,988	32,565	76,532
TOTAL NON-INTEREST INCOME	254,392	312,557	674,213	645,391

GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	165,887	161,930	340,621	323,978
Occupancy and equipment expenses	90,304	82,813	182,548	160,157
Technology expense	31,425	28,791	60,120	54,127
Outside services	20,182	26,202	38,084	52,262
Marketing expense	8,203	7,566	15,211	14,626
Loan expense	17,825	20,972	37,679	44,662
Other administrative expenses	44,853	49,974	84,655	84,126
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	378,679	378,248	758,918	733,938

OTHER EXPENSES:
Amortization of intangibles	7,118	9,423	14,816	20,073
Deposit insurance premiums and other expenses	20,613	22,463	43,250	43,964
Loss on debt extinguishment	24	1,306	270	6,639
TOTAL OTHER EXPENSES	27,755	33,192	58,336	70,676

INCOME BEFORE INCOME TAXES	223,235	217,036	611,404	484,494
Income tax provision	35,308	33,309	137,978	71,780
NET INCOME	$187,927	$183,727	$473,426	$412,714

See accompanying notes to unaudited consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2013	2012	2013	2012
	(in thousands)
NET INCOME	$187,927	$183,727	$473,426	$412,714
OTHER COMPREHENSIVE (LOSS)/INCOME, NET OF TAX
Net unrealized gains on cash flow hedge derivative financial instruments	14,225	7,012	25,054	11,217
Net unrealized (losses)/gains on investment securities	(208,729)	(9,502)	(272,868)	19,176
Pension and post-retirement actuarial gain	549	564	1,098	1,128
TOTAL OTHER COMPREHENSIVE (LOSS)/INCOME	(193,955)	(1,926)	(246,716)	31,521
TOTAL COMPREHENSIVE (LOSS)/INCOME	$(6,028)	$181,801	$226,710	$444,235

See accompanying notes to unaudited consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2013 AND 2012
(Unaudited)
(in thousands)

	Common Shares Outstanding	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Stockholder's Equity
Balance, December 31, 2011	520,307	$195,445	$12,213,484	$(46,718)	$233,952	$12,596,163
Comprehensive income	—	—	—	31,521	412,714	444,235
Stock issued in connection with employee benefit and incentive compensation plans	—	—	(1,543)	—	—	(1,543)
Dividends paid on preferred stock	—	—	—	—	(7,300)	(7,300)
Balance, June 30, 2012	520,307	$195,445	$12,211,941	$(15,197)	$639,366	$13,031,555

	Common Shares Outstanding	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Stockholder's Equity
Balance, December 31, 2012	520,307	$195,445	$12,211,636	$54,334	$780,587	$13,242,002
Comprehensive (loss)/income	—	—	—	(246,716)	473,426	226,710
Stock issued in connection with employee benefit and incentive compensation plans	—	—	(1,441)	—	—	(1,441)
Dividends paid on preferred stock	—	—	—	—	(7,300)	(7,300)
Balance, June 30, 2013	520,307	$195,445	$12,210,195	$(192,382)	$1,246,713	$13,459,971

See accompanying notes to unaudited consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six-Month Period Ended June 30,
	2013	2012
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$473,426	$412,714
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	26,850	210,800
Deferred taxes	104,599	57,953
Depreciation, amortization and accretion	147,506	126,853
Net gain on sale of loans	(50,876)	(23,609)
Net gain on sale of investment securities	(96,195)	(76,532)
OTTI recognized in earnings	63,630	—
Loss on debt extinguishment	270	6,639
Net loss on real estate owned and premises and equipment	2,213	340
Stock-based compensation	(1,441)	(1,543)
Equity earnings from equity method investments	(294,737)	(263,898)
Distributions from equity method investments, net	191,997	214,389
Origination of loans held for sale, net of repayments	(2,440,144)	(1,604,963)
Purchases of loans held-for-sale	(13,841)	—
Proceeds from sales of loans held-for-sale	2,840,519	1,569,395
Net change in:
Other assets and bank owned life insurance	162,479	(9,016)
Other liabilities	(287,920)	96,321
Other	38,741	(3,195)
NET CASH PROVIDED BY OPERATING ACTIVITIES	867,076	712,648

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available-for-sale investment securities	5,695,170	2,914,865
Proceeds from prepayments and maturities of available-for-sale investment securities	2,144,432	1,859,226
Purchases of available-for-sale investment securities	(3,362,266)	(4,053,561)
Proceeds from sales of other investments	66,240	27,768
Purchases of other investments	(22,260)	(464,135)
Net change in restricted cash	354,275	(363,360)
Proceeds from sales of loans held for investment	69,554	149,464
Purchases of loans held for investment	(430,686)	(1,216,825)
Net change in loans other than purchases and sales	2,716,422	(875,558)
Proceeds from sales of real estate owned and premises and equipment	27,640	38,476
Purchases of premises and equipment	(86,911)	(72,147)
NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES	7,171,610	(2,055,787)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	(1,061,280)	920,900
Net change in short-term borrowings	(6,594,941)	2,390,113
Net proceeds from long-term borrowings	—	314,905
Repayments of long-term borrowings	(260,058)	(1,754,825)
Proceeds from FHLB advances (with maturities greater than 90 days)	1,500,000	500,000
Repayments of FHLB advances (with maturities greater than 90 days)	(40,494)	(505,333)
Net change in advance payments by borrowers for taxes and insurance	23,671	17,139
Cash dividends paid to preferred stockholders	(7,300)	(7,300)
NET CASH (USED)/PROVIDED BY FINANCING ACTIVITIES	(6,440,402)	1,875,599

NET CHANGE IN CASH AND CASH EQUIVALENTS	1,598,284	532,460
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,220,811	2,623,963
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,819,095	$3,156,423

SUPPLEMENTAL DISCLOSURE
Net income taxes paid / (received)	$60,970	$(21,976)
Interest paid	$401,074	$430,577

NON-CASH TRANSACTIONS
Loans transferred to other real estate owned	$35,608	$21,067
Receipt of available-for-sale mortgage backed securities in exchange for mortgage loans held-for-sale	$—	$459,453

See accompanying notes to unaudited consolidated financial statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Introduction

Santander Holdings USA, Inc. (“SHUSA” or the “Company”) is a Virginia corporation and the holding company of Sovereign Bank, National Association (the “Bank”). SHUSA is headquartered in Boston, Massachusetts and the Bank is headquartered in Wilmington, Delaware. SHUSA is a wholly-owned subsidiary of Banco Santander, S.A. (“Santander”).

The Bank’s primary business consists of attracting deposits from its network of retail branches, and originating small business loans, middle market, large and global commercial loans, multi-family loans, residential mortgage loans, home equity loans and lines of credit, and auto and other consumer loans throughout the Mid-Atlantic area of the United States, largely focused throughout eastern Pennsylvania, New Jersey, New York, New Hampshire, Massachusetts, Connecticut, Rhode Island, Delaware and Maryland. The Bank uses its deposits, as well as other financing sources, to fund its loan and investment portfolios.

The Company has a significant equity-method investment in Santander Consumer USA Holdings Inc. a Delaware corporation ("SCUSA"), with principal executive offices in Dallas, Texas. SCUSA is a full-service, technology-driven consumer finance company focused on vehicle finance and unsecured consumer lending products. As of June 30, 2013, the Company owned approximately 65% of SCUSA.

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
Certain information and footnote disclosures normally included in the consolidated financial statements, prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), have been omitted pursuant to such rules and regulations. Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. However, in the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the consolidated balance sheets, statements of operations, statements of comprehensive income, statement of stockholders' equity and statements of cash flows for the periods indicated, and contain adequate disclosure to make the information presented not misleading.

Accounting Policies

Management identified accounting for the consolidation, allowance for loan losses and reserve for unfunded lending commitments, goodwill, derivatives and hedging activities and income taxes as its most critical accounting policies as they are important to the portrayal of the Company's financial condition and results, and require management's most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. These consolidated financial statements should be read in conjunction with the Company's 2012 annual report on Form 10-K.

As of June 30, 2013, there have been no significant changes to the Company's accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2012, except for the changes indicated in Note 2.
Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications did not have a material impact on the Company's consolidated financial condition or results of operations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(1) BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

During the first quarter of 2013, the Company changed its accounting policy regarding the presentation of the components of comprehensive income. Previously, the components of net income and comprehensive income were presented as one continuous statement. Starting with the first quarter of 2013, the components of net income and comprehensive income were presented as two separate but consecutive statements. There was no impact to any other statement or footnote from the change in presentation.

The Company reclassified the balance of deferred tax assets of $780.4 million at December 31, 2012 within the Consolidated Balance Sheets. This amount was reclassified from "Other assets" to "Deferred tax assets". This reclassification had no effect on any other consolidated financial statement.

The Company reclassified $1.5 billion from "Other liabilities" to "Accrued expenses and payables" within the Consolidated Balance Sheets at December 31, 2012. This amount includes balances related to accrued interest expense, loans payable, miscellaneous payables, accrued federal, foreign and state tax, expense accruals and payroll, tax and benefits payables. This reclassification had no effect on any other consolidated financial statement.

Use of Estimates

The preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Subsequent Events

The Company evaluated events from June 30, 2013, the date of these consolidated financial statements, through the issuance of the consolidated financial statements and has determined that there have been no material subsequent events, except for the loan purchase discussed in Note 4 and management change in Note 16.

(2) RECENT ACCOUNTING DEVELOPMENTS

In February 2013, the Financial Accounting Standard Board ("FASB") issued Accounting Standard Update ("ASU") 2013-02, an update to ASC 220, "Comprehensive Income," to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. The amendments require a company to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, a company is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, a company is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about these amounts. The amendments were effective for the Company prospectively beginning January 1, 2013. The implementation of ASU 2013-02 did not have a significant impact on the Company’s financial position or results of operations. The new disclosures required by ASU 2013-02 are included in Note 11, Accumulated Other Comprehensive Income.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(2) RECENT ACCOUNTING DEVELOPMENTS (continued)

In December 2011, the FASB issued ASU 2011-11, an update to ASC 210, "Balance Sheet," which requires companies to disclose both gross information and net information about both financial instruments and transactions eligible for offset in the statement of financial position and transactions subject to an agreement similar to a master netting arrangement. The amendment is designed to enhance disclosures about financial instruments and derivatives, which will allow the users of a company's financial statements to evaluate the effect of netting arrangements on a company's financial position. In January 2013, the FASB issued ASU 2013-01 to clarify the scope of disclosures about offsetting assets and liabilities under ASU 2011-11. ASU 2013-01 provides that receivables are not within the scope of ASU 2011-11, and that ASU 2011-11 applies only to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria or subject to a master netting arrangement or similar agreement. The amendments to ASC 210 were effective for the Company for interim and annual periods beginning January 1, 2013, and were applied retrospectively to the beginning of the first annual period presented. The implementation of ASU 2011-11 did not have a significant impact on the Company’s financial position or results of operations. The new disclosures required by ASU 2011-11 are included in Note 9, Derivatives.

In July 2012, the FASB issued ASU 2012-02, an update to ASC 350, "Intangibles-Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment." This ASU provides that a company has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicate that it is more likely than not that the indefinite-lived intangible asset is impaired as the basis for determining whether it is necessary to perform the two-step impairment test. The amendments to the ASC were effective January 1, 2013 and applied prospectively. The implementation of this guidance did not have an impact on the Company’s financial position or results of operations.

In February 2013, the FASB issued ASU 2013-04, an update to ASC 405, "Liabilities." This ASU requires a company to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date as the sum of (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. This ASU also requires a company to disclose the nature and amount of the obligations as well as other information about those obligations. The amendments to this update are effective January 1, 2014 for the Company and should be applied retrospectively for all prior periods presented for those obligations resulting from joint and several liability arrangements within the update's scope that exist at the beginning of the Company's fiscal year of adoption. The implementation of this guidance is not expected to have a significant impact on the Company's financial position or results of operations.

In July 2013, the FASB issued ASU 2013-10, an update to ASC 815, "Derivatives and Hedging." This ASU permits the use of the Fed Funds Effective Swap Rate (OIS) as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The provisions of this update were effective on July 17, 2013 for qualifying new or re-designated hedging relationships entered into on or after that date. Earlier application of the guidance is not permitted. The implementation of this guidance is not expected to have a significant impact on the Company's financial position, results of operations or disclosure.

In July 2013, the FASB issued ASU 2013-11, an update to ASC 740, "Income Taxes." This ASU provides explicit guidance on the presentation of unrecognized tax benefits, particularly the manner in which an entity would settle, at the reporting date, any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The provisions of this update are effective January 1, 2014 for the Company and should be applied prospectively; however retrospective application is also permissible. Early adoption of the guidance is permitted. The disclosure impact of this guidance is currently being evaluated by the Company, but is not expected to have a significant impact on the Company's financial position or results of operations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3) INVESTMENT SECURITIES

Available-for-Sale
Investment Securities Summary - Available-for-Sale
The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of securities available-for-sale at the dates indicated:

	June 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
Investment securities:
U.S. Treasury and government agency securities	$9,497	$—	$—	$9,497
Corporate debt securities	2,132,617	22,892	(27,751)	2,127,758
Asset-backed securities	2,051,810	7,717	(1,369)	2,058,158
Equity securities	10,180	—	(323)	9,857
State and municipal securities	2,017,995	36,909	(58,580)	1,996,324
Mortgage-backed securities:
U.S. government agencies	4,067,271	176	(51,768)	4,015,679
FHLMC and FNMA debt securities (1)	3,715,373	1,890	(109,128)	3,608,135
Non-agency securities	158	—	—	158
Total investment securities available-for-sale	$14,004,901	$69,584	$(248,919)	$13,825,566

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
Investment securities:
U.S. Treasury and government agency securities	$8,996	$—	$—	$8,996
Debentures of FHLMC and FNMA	1,150	—	—	1,150
Corporate debt securities	2,634,602	72,290	(1,186)	2,705,706
Asset-backed securities	1,825,950	5,628	(12,741)	1,818,837
Equity securities	5,108	113	(5)	5,216
State and municipal securities	1,973,559	89,637	(2,904)	2,060,292
Mortgage-backed securities:
U.S. government agencies	6,345,891	72,185	(5,342)	6,412,734
FHLMC and FNMA debt securities (1)	5,617,925	58,721	(5,750)	5,670,896
Non-agency securities	193	—	—	193
Total investment securities available-for-sale	$18,413,374	$298,574	$(27,928)	$18,684,020
(1) Federal Home Loan Mortgage Company ("FHLMC") and Federal National Mortgage Association ("FNMA")

The Company continuously evaluates its investment strategies in light of changes in the regulatory and market environment that could have an impact on capital and liquidity. Based on this evaluation, it is reasonably possible the Company may elect to pursue other strategies relative to its investment securities portfolio.

As of June 30, 2013 and December 31, 2012, the Company had investment securities available for sale with an estimated fair value of $3.2 billion and $5.3 billion, respectively, pledged as collateral, which was made up of the following: $2.1 billion and $2.0 billion, respectively, were pledged to secure public fund deposits; $532.4 million and $2.7 billion, respectively, were pledged at various brokers to secure repurchase agreements, support hedging relationships, and for recourse on loans sales; and $489.7 million and $535.2 million, respectively, were pledged to secure the Bank's customer overnight sweep product.

At June 30, 2013 and December 31, 2012, the Company had $70.0 million and $78.7 million, respectively, of accrued interest related to investment securities.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3) INVESTMENT SECURITIES (continued)

The Company's state and municipal bond portfolio primarily consists of general obligation bonds of states, cities, counties and school districts. The portfolio had a weighted average underlying credit risk rating of AA as of June 30, 2013. The largest geographic concentrations of state and local municipal bonds are in California, Texas, Florida and Washington, which represented 15.1%, 14.1%, 11.8%, and 10.0% respectively, of the total portfolio. No other state comprised more than 10% of the total portfolio.

Contractual Maturity of Debt Securities
Contractual maturities of the Company’s debt securities available-for-sale at June 30, 2013 are as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$613,957	$616,233
Due after 1 year but within 5 years	2,384,109	2,381,466
Due after 5 years but within 10 years	840,197	841,806
Due after 10 years/ no maturity	10,156,459	9,976,205
Total	$13,994,722	$13,815,710

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Gross Unrealized Loss and Fair Value of Securities Available for Sale
The following tables present the aggregate amount of unrealized losses as of June 30, 2013 and December 31, 2012 on securities in the Company’s investment portfolio classified according to the amount of time that those securities have been in a continuous loss position:

	June 30, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate debt securities	$1,052,804	$(27,751)	$—	$—	$1,052,804	$(27,751)
Asset-backed securities	160,109	(592)	35,637	(777)	195,746	(1,369)
Equity securities	9,843	(323)	—	—	9,843	(323)
State and municipal securities	753,005	(58,580)	—	—	753,005	(58,580)
Mortgage-backed securities:
U.S. government agencies	1,918,770	(47,547)	158,150	(4,221)	2,076,920	(51,768)
FHLMC and FNMA debt securities	3,123,940	(106,976)	85,377	(2,152)	3,209,317	(109,128)
Total	$7,018,471	$(241,769)	$279,164	$(7,150)	$7,297,635	$(248,919)

	December 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate debt securities	$354,844	$(1,175)	$14,974	$(11)	$369,818	$(1,186)
Asset-backed securities	374,142	(12,395)	59,150	(346)	433,292	(12,741)
Equity securities	5,094	(5)	—	—	5,094	(5)
State and municipal securities	192,271	(2,904)	—	—	192,271	(2,904)
Mortgage-backed securities:
U.S. government agencies	925,367	(4,800)	97,531	(542)	1,022,898	(5,342)
FHLMC and FNMA debt securities	2,224,013	(5,750)	—	—	2,224,013	(5,750)
Total	$4,075,731	$(27,029)	$171,655	$(899)	$4,247,386	$(27,928)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3) INVESTMENT SECURITIES (continued)

Other-Than-Temporary Impairment

Management evaluates all securities in an unrealized loss position for other-than-temporary impairment ("OTTI") on at least a quarterly basis. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. The OTTI assessment is a subjective process requiring the use of judgments and assumptions. During the securities-level assessments, consideration is given to (1) the intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery in fair value, (2) the financial condition and near-term prospects of the issuer, and (3) the ability to collect the future expected cash flows. Key assumptions utilized to forecast expected cash flows may include loss severity, expected cumulative loss percentage, cumulative loss percentage to date, weighted average FICO and weighted average LTV, or rating/scoring, as applicable.

The Company assesses and recognizes OTTI in accordance with applicable accounting standards. Under these standards, if the Company determines that impairment on its debt securities is other-than-temporary and it has made the decision to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, it recognizes the entire portion of the impairment in earnings. If the Company has not made a decision to sell the security and it does not expect that it will be required to sell the security prior to the recovery of the amortized cost basis but the Company has determined that OTTI exists, it recognizes only the credit component of OTTI in earnings.

As a result of rising interest rates in the market, management made the decision to reposition its balance sheet. Consistent with this strategy, the Company designated certain available-for-sale investment securities with a book value of $2.5 billion to be sold, which were in an unrealized loss position due to changes in market rates and asset spreads. The intent to sell these securities resulted in the Company recording $63.6 million of OTTI in other income in the Consolidated Statement of Operations for the three-month period ended June 30, 2013. The Company did not record any OTTI in earnings related to its debt securities in the first quarter of 2013 or in the three-month and six-month periods ended June 30, 2012.

Management has concluded that the remaining unrealized losses on its debt and equity investment securities for which it has not recognized OTTI (which was comprised of 289 individual securities) are temporary in nature since (1) they are not related to the underlying credit quality of the issuers, (2) the entire contractual principal and interest due on the security is currently expected to be recoverable, (3) the Company does not intend to sell these investments at a loss and (4) it is more likely than not that the Company will not be required to sell the investments before recovery of the amortized cost basis, which may be maturity. Accordingly, the Company has concluded that the impairment on these securities is not other-than-temporary.

Gains (Losses) and Proceeds on Sales of Securities

Proceeds from sales of investment securities and the realized gross gains and losses from those sales are as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Proceeds from the sales of investment securities	$3,130,987	$1,419,035	$5,761,410	$2,914,865

Gross realized gains	41,657	60,988	115,181	77,461
Gross realized losses	(18,984)	—	(18,986)	(929)
OTTI	(63,630)	—	(63,630)	—
Net realized (losses)/gains	$(40,957)	$60,988	$32,565	$76,532

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(3) INVESTMENT SECURITIES (continued)

Net gain realized on investment securities sales for the three-month period ended June 30, 2013 was $22.7 million, primarily comprised of the sale of collateralized mortgage obligations with a book value of $2.7 billion for a gain of $35.7 million, offset by fair market value changes on derivative positions related to investment sales. For the six-month period ended June 30, 2013, the net gain realized on investment securities sales was $96.2 million, primarily comprised of the sale of collateralized mortgage obligations with a book value of $4.1 billion for a gain of $69.0 million and corporate debt securities with a book value of $905.7 million for a gain of $34.7 million.

Other Investments

Other investments primarily include the Company's investment in the stock of the Federal Home Loan Bank (the "FHLB") of Pittsburgh and the FRB with carrying amounts of $990.1 million and $1.0 billion as of June 30, 2013 and December 31, 2012, respectively. The stocks do not have readily determinable fair values, because their ownership is restricted and they lack a market. The stocks can be sold back only at their par value of $100 per share and only to the FHLBs or the FRB. Accordingly, the stocks are carried at cost.

Other investments also includes an FHLB CD with a maturity date of September 2014 with carrying amounts of $19.8 million and $19.7 million as of June 30, 2013 and December 31, 2012, respectively.

The Company has the positive intent and ability to hold these investments until maturity. Accordingly, the investments are classified as part of Other investments in the Company's Consolidated Balance Sheet. The Company evaluates these investments for impairment based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES

Overall

The Company's loans are reported at their outstanding principal balances net of any unearned income, cumulative charge-offs, unamortized deferred fees and costs on originated loans and unamortized premiums or discounts on purchased loans. The Company also engages in direct and leveraged lease financing, which totaled $1.0 billion at June 30, 2013 and $945.2 million at December 31, 2012. Direct financing leases are recorded as the aggregate of minimum lease payments receivable plus the estimated residual value of the leased property, less unearned income. Leveraged leases, a form of direct financing leases, are recorded net of related non-recourse debt.

The Company maintains an allowance for loan and lease losses and a reserve for unfunded lending commitments (collectively, the "Allowance for Credit Losses") to provide for losses inherent in its portfolio.

Loans that the Company has the intent to sell are classified as loans held for sale ("LHFS"). The LHFS portfolio at June 30, 2013 and December 31, 2012 primarily consisted of fixed-rate residential mortgages. The balance at June 30, 2013 was $454.3 million, compared to $843.4 million at December 31, 2012. LHFS are reported at fair value. For discussion on the valuation of LHFS see Note 14.

Certain loans are pledged as collateral for borrowings. These loans totaled $37.0 billion at June 30, 2013 and $40.1 billion at December 31, 2012.

Interest income on loans is accrued based on the contractual interest rate and the principal amount outstanding, except for those loans classified as non-accrual. At June 30, 2013 and December 31, 2012, accrued interest receivable on the Company's loans was $130.8 million and $130.0 million, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

During the three-month period ended March 31, 2013, the Company purchased $316.9 million of commercial and industrial loans with available credit of up to $872.5 million. The Company did not purchase any loans during the three-month period ended June 30, 2013.

On July 31, 2013, the Company repurchased from FNMA $660.1 million of performing multifamily loans that had been previously sold with servicing retained.

Loan and Lease Portfolio Composition

The following table presents the composition of the gross loans held for investment portfolio by type of loan and by fixed and variable rates at the dates indicated:

	June 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial loans held for investment:
Commercial real estate loans	$9,601,355	19.2%	$10,034,868	19.2%
Commercial and industrial loans	12,909,309	25.9%	13,692,020	26.1%
Multi-family loans	7,522,650	15.1%	7,572,555	14.4%
Other commercial (2)	1,707,471	3.4%	1,631,896	3.1%
Total commercial loans held for investment	31,740,785	63.6%	32,931,339	62.8%
Consumer loans secured by real estate:
Residential mortgages	9,631,650	19.3%	10,400,967	19.8%
Home equity loans and lines of credit	6,435,585	12.9%	6,638,466	12.7%
Total consumer loans secured by real estate	16,067,235	32.2%	17,039,433	32.5%
Consumer loans not secured by real estate:
Auto loans	163,891	0.3%	295,398	0.6%
Other consumer (3)	1,926,422	3.9%	2,122,741	4.1%
Total consumer loans	18,157,548	36.4%	19,457,572	37.2%
Total loans held for investment (1)	$49,898,333	100.0%	$52,388,911	100.0%
Total loans held for investment:
Fixed rate	$22,873,262	45.8%	$24,056,174	45.9%
Variable rate	27,025,071	54.2%	28,332,737	54.1%
Total loans held for investment (1)	$49,898,333	100.0%	$52,388,911	100.0%

(1)
Total loans held for investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net increase in loan balances of $84.3 million and $76.9 million as of June 30, 2013 and December 31, 2012, respectively.

(2)	Other commercial primarily includes commercial equipment vehicle funding leases and loans.

(3)	Other consumer primarily includes recreational vehicles, marine and auto loans.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Rollforward of Allowance for Credit Losses

The following table presents the activities in the allowance for credit losses for the periods indicated:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Allowance for loan losses, beginning of period	$971,092	$1,082,014	$1,013,469	$1,083,492
Allowance recorded as part of loans transferred from Santander	—	—	—	3,341
Charge-offs:
Commercial	36,247	88,893	70,586	184,108
Consumer secured by real estate	19,513	37,705	48,309	74,074
Consumer not secured by real estate	23,015	24,051	50,913	49,420
Total charge-offs	78,775	150,649	169,808	307,602
Recoveries:
Commercial	9,137	6,400	31,505	20,558
Consumer secured by real estate	4,785	1,215	6,735	4,355
Consumer not secured by real estate	8,623	8,821	16,111	19,072
Total recoveries	22,545	16,436	54,351	43,985
Charge-offs, net of recoveries	56,230	134,213	115,457	263,617
Provision for loan losses (1)	10,000	107,700	26,850	232,285
Allowance for loan losses, end of period	924,862	1,055,501	$924,862	$1,055,501
Reserve for unfunded lending commitments, beginning of period	210,000	235,000	$210,000	$256,485
Release of provision for unfunded lending commitments (1)	—	—	—	(21,485)
Reserve for unfunded lending commitments, end of period	210,000	235,000	$210,000	$235,000
Total allowance for credit losses, end of period	$1,134,862	$1,290,501	$1,134,862	$1,290,501

(1)	The Company defines the provision for credit losses in the Consolidated Statement of Operations as the sum of the total provision for loan losses and provision for unfunded lending commitments.

Non-performing Assets
The following table presents the composition of non-performing assets at the dates indicated:

	June 30, 2013	December 31, 2012
	(in thousands)
Non-accrual loans:
Commercial:
Commercial real estate	$267,863	$291,236
Commercial and industrial	77,700	122,111
Multi-family	38,034	58,587
Total commercial loans	383,597	471,934
Consumer:
Residential mortgages	490,816	511,382
Consumer loans secured by real estate	158,758	170,486
Consumer loans not secured by real estate	12,442	18,874
Total consumer loans	662,016	700,742
Total non-accrual loans	1,045,613	1,172,676
Other real estate owned	71,358	65,962
Other repossessed assets	3,483	3,301
Total other real estate owned and other repossessed assets	74,841	69,263
Total non-performing assets	$1,120,454	$1,241,939

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Impaired Loans
Impaired loans are generally defined as all troubled debt restructurings (“TDRs”) plus commercial non-accrual loans in excess of $1.0 million.
The following table summarizes impaired loans:

	June 30, 2013	December 31, 2012
	(in thousands)
Impaired loans with a related allowance	$913,958	$1,029,392
Impaired loans without a related allowance	349,371	360,815
Total impaired loans	$1,263,329	$1,390,207
Allowance for loan losses reserved for impaired loans	$215,525	$267,054

Portfolio segments and classes

U.S. GAAP requires that entities disclose information about the credit quality of their financing receivables at disaggregated levels, specifically defined as “portfolio segments” and “classes,” based on management’s systematic methodology for determining the allowance for credit losses. For this, compared to the financial statement categorization of loans, the Company utilizes an alternate categorization for purposes of modeling and calculating the allowance for credit losses and for tracking the credit quality, delinquency and impairment status of the underlying commercial and consumer loan populations.

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

The following table reconciles the Company's recorded investment classified by its major loan classifications to its loan classifications utilized in its determination of the allowance for loan losses and other credit quality disclosures at June 30, 2013 and December 31, 2012 (in thousands):

Commercial Portfolio Segment(2)
Major Loan Classifications(1) June 30, 2013	Corporate Banking	Continuing Care Retirement Communities	Middle Market Commercial Real Estate	Santander Real Estate Capital	Remaining Commercial	Total
Commercial loans held for investment:
Commercial real estate	$3,926,681	$209,472	$3,258,214	$2,206,988	$—	$9,601,355
Commercial and industrial loans	12,589,172	—	241,787	73,555	4,795	12,909,309
Multi-family loans	218,239	—	211,799	7,092,612	—	7,522,650
Other commercial	617,156	—	—	—	1,090,315	1,707,471
Total commercial loans held for investment	$17,351,248	$209,472	$3,711,800	$9,373,155	$1,095,110	$31,740,785

(1)	These loans represent the Company's loan categories based on the SEC's Regulation S-X, Article 9.

(2)	These loans represent the Company's loan classes used to determine its allowance for loan and lease losses in accordance with ASC 310-10.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Portfolio Segment(2)
Major Loan Classifications(1) June 30, 2013	Home Mortgages(3)	Self-originated home equity	Indirect Purchased	Credit Cards	Remaining Consumer	Total
Consumer loans secured by real estate:
Residential mortgages	$9,630,604	$—	$—	$—	$1,046	$9,631,650
Home equity loans and lines of credit	—	6,156,446	—	—	279,139	6,435,585
Total consumer loans secured by real estate	9,630,604	6,156,446	—	—	280,185	16,067,235
Consumer loans not secured by real estate:
Auto loans	—	—	—	—	163,891	163,891
Other consumer	—	—	1,305,507	199,726	421,189	1,926,422
Total consumer loans held for investment	$9,630,604	$6,156,446	$1,305,507	$199,726	$865,265	$18,157,548

(1)	These loans represent the Company's loan categories based on the SEC's Regulation S-X, Article 9.

(2)	These loans represent the Company's loan classes used to determine its allowance for loan and lease losses in accordance with ASC 310-10.

(3)	Home mortgages exclude $454.3 million of LHFS.

Commercial Portfolio Segment(2)
Major Loan Classifications(1) December 31, 2012	Corporate Banking	Continuing Care Retirement Communities	Middle Market Commercial Real Estate	Santander Real Estate Capital	Remaining Commercial	Total
Commercial loans held for investment:
Commercial real estate	$4,133,449	$237,390	$3,283,418	$2,380,611	$—	$10,034,868
Commercial and industrial loans	13,441,238	15,279	200,630	26,822	8,051	13,692,020
Multi-family loans	223,009	—	212,176	7,137,370	—	7,572,555
Other commercial	615,225	—	—	—	1,016,671	1,631,896
Total commercial loans held for investment	$18,412,921	$252,669	$3,696,224	$9,544,803	$1,024,722	$32,931,339

(1)	These loans represent the Company's loan categories based on the SEC's Regulation S-X, Article 9.

(2)	These loans represent the Company's loan classes used to determine its allowance for loan and lease losses in accordance with ASC 310-10.

Consumer Portfolio Segment(2)
Major Loan Classifications(1) December 31, 2012	Home Mortgages(3)	Self-originated home equity	Indirect Purchased	Credit Cards	Remaining Consumer	Total
Consumer loans secured by real estate:
Residential mortgages	$10,399,879	$—	$—	$—	$1,088	$10,400,967
Home equity loans and lines of credit	—	6,333,426	—	—	305,040	6,638,466
Total consumer loans secured by real estate	10,399,879	6,333,426	—	—	306,128	17,039,433
Consumer loans not secured by real estate:
Auto loans	—	—	—	—	295,398	295,398
Other consumer	—	—	1,473,278	214,542	434,921	2,122,741
Total consumer loans held for investment	$10,399,879	$6,333,426	$1,473,278	$214,542	$1,036,447	$19,457,572

(1)	These loans represent the Company's loan categories based on the SEC's Regulation S-X, Article 9.

(2)	These loans represent the Company's loan classes used to determine its allowance for loan and lease losses in accordance with ASC 310-10.

(3)	Home mortgages exclude $843.4 million of LHFS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Allowance for Loan and Lease Losses Rollforward by Portfolio Segment
The activity in the allowance for loan losses by portfolio segment for the three-month and six-month periods ended June 30, 2013 and 2012 was as follows (in thousands):

	Three-Month Period Ended June 30, 2013
	Commercial	Consumer	Unallocated	Total

Allowance for loan and lease losses, beginning of period	$538,116	$385,893	$47,083	$971,092
Provision for loan losses	(1,954)	15,570	(3,616)	10,000
Charge-offs	(36,247)	(42,528)	—	(78,775)
Recoveries	9,137	13,408	—	22,545
Charge-offs, net of recoveries	(27,110)	(29,120)	—	(56,230)
Allowance for loan and lease losses, end of period	$509,052	$372,343	$43,467	$924,862

	Six-Month Period Ended June 30, 2013
	Commercial	Consumer	Unallocated	Total

Allowance for loan losses, beginning of period	$580,931	$407,259	$25,279	$1,013,469
Provision for loan losses	(32,798)	41,460	18,188	26,850
Charge-offs	(70,586)	(99,222)	—	(169,808)
Recoveries	31,505	22,846	—	54,351
Charge-offs, net of recoveries	(39,081)	(76,376)	—	(115,457)
Allowance for loan and lease losses, end of period	$509,052	$372,343	$43,467	$924,862
Ending balance, individually evaluated for impairment	$77,242	$138,283	$—	$215,525
Ending balance, collectively evaluated for impairment	$431,810	$234,060	$43,467	$709,337

Financing receivables:
Ending balance	$31,740,785	$18,611,810	$—	$50,352,595
Ending balance, evaluated at fair value	$—	$454,262	$—	$454,262
Ending balance, individually evaluated for impairment	$501,837	$761,492	$—	$1,263,329
Ending balance, collectively evaluated for impairment	$31,238,948	$17,396,056	$—	$48,635,004

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Three-Month Period Ended June 30, 2012
	Commercial	Consumer	Unallocated	Total

Allowance for loan and lease losses, beginning of period	$722,516	$352,786	$6,712	$1,082,014
Provision for loan losses	16,860	56,477	34,363	107,700
Charge-offs	(88,893)	(61,756)	—	(150,649)
Recoveries	6,400	10,036	—	16,436
Charge-offs, net of recoveries	(82,493)	(51,720)	—	(134,213)
Allowance for loan and lease losses, end of period	$656,883	$357,543	$41,075	$1,055,501

	Six-Month Period Ended June 30, 2012
	Commercial	Consumer	Unallocated	Total

Allowance for loan losses, beginning of period	$766,865	$292,816	$23,811	$1,083,492
Allowance recorded as part of loans transferred from Santander	3,341	—	—	3,341
Provision for loan losses	50,227	164,794	17,264	232,285
Charge-offs	(184,108)	(123,494)	—	(307,602)
Recoveries	20,558	23,427	—	43,985
Charge-offs, net of recoveries	(163,550)	(100,067)	—	(263,617)
Allowance for loan losses, end of period	$656,883	$357,543	$41,075	$1,055,501
Ending balance, individually evaluated for impairment	$147,746	$145,436	$—	$293,182
Ending balance, collectively evaluated for impairment	$509,137	$212,107	$41,075	$762,319

Financing receivables:
Ending balance	$31,753,342	$21,169,126	$—	$52,922,468
Ending balance, evaluated at fair value	$—	$429,443	$—	$429,443
Ending balance, individually evaluated for impairment	$622,598	$612,923	$—	$1,235,521
Ending balance, collectively evaluated for impairment	$31,130,744	$20,126,760	$—	$51,257,504

Non-accrual loans by Class of Financing Receivable

The recorded investments in non-accrual loans disaggregated by class of financing receivables are summarized as follows:

	June 30, 2013	December 31, 2012
	(in thousands)
Non-accrual loans:
Commercial:
Corporate banking	$176,560	$213,922
Middle market commercial real estate	86,447	98,826
Continuing care retirement communities	76,438	91,247
Santander real estate capital	40,454	65,809
Remaining commercial	3,203	2,130
Total commercial loans	383,102	471,934
Consumer:
Home mortgages	490,816	511,382
Self-originated home equity	118,440	122,985
Indirect purchased	4,456	5,698
Remaining consumer	48,304	60,677
Total consumer loans	662,016	700,742
Total non-accrual loans	$1,045,118	$1,172,676

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Age Analysis of Past Due Loans

The age of recorded investments in past due loans and accruing loans greater than 90 days past due disaggregated by class of financing receivables is summarized as follows:

	As of June 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days (2)	Total Past Due	Current	Total Financing Receivables (1)	Recorded Investment > 90 Days and Accruing
	(in thousands)
Commercial:
Corporate banking	$21,666	$26,256	$96,284	$144,206	$17,207,042	$17,351,248	$—
Middle market commercial real estate	6,054	7,230	40,095	53,379	3,658,421	3,711,800	—
Continuing care retirement communities	3,047	—	21,336	24,383	185,089	209,472	—
Santander real estate capital	4,285	5,439	25,549	35,273	9,337,882	9,373,155	—
Remaining commercial	993	587	2,778	4,358	1,090,752	1,095,110	—
Consumer:
Home mortgages	196,651	97,529	378,329	672,509	9,412,357	10,084,866	—
Self-originated home equity	25,447	15,313	80,094	120,854	6,035,592	6,156,446	—
Indirect purchased	7,813	4,236	3,392	15,441	1,290,066	1,305,507	—
Credit cards	2,240	1,219	3,030	6,489	193,237	199,726	3,030
Remaining consumer	25,712	13,312	40,170	79,194	786,071	865,265	—
Total	$293,908	$171,121	$691,057	$1,156,086	$49,196,509	$50,352,595	$3,030

	As of December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days (2)	Total Past Due	Current	Total Financing Receivables (1)	Recorded Investment > 90 Days and Accruing
	(in thousands)
Commercial:
Corporate banking	$42,430	$37,701	$128,517	$208,648	$18,204,273	$18,412,921	$—
Middle market commercial real estate	11,495	31,939	30,387	73,821	3,622,403	3,696,224	—
Continuing care retirement communities	9,616	—	11,163	20,779	231,890	252,669	—
Santander real estate capital	16,925	26,618	27,048	70,591	9,474,212	9,544,803	—
Remaining commercial	1,906	266	1,464	3,636	1,021,086	1,024,722	—
Consumer:
Home mortgages	208,875	99,361	398,450	706,686	10,536,635	11,243,321	—
Self-originated home equity	34,112	15,301	82,356	131,769	6,201,657	6,333,426	—
Indirect purchased	12,495	6,040	4,317	22,852	1,450,426	1,473,278	—
Credit cards	1,785	1,245	3,052	6,082	208,460	214,542	3,052
Remaining consumer	52,863	18,382	50,634	121,879	914,568	1,036,447	—
Total	$392,502	$236,853	$737,388	$1,366,743	$51,865,610	$53,232,353	$3,052

(1)	Financing receivables include loans held for sale.

(2)	Financing receivables greater than 90 days past due include TDRs for which six consecutive payments have not been received.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Impaired Loans by Class of Financing Receivable

Impaired loans disaggregated by class of financing receivables, excluding purchased impaired loans, are summarized as follows:

	June 30, 2013
	Recorded Investment	Unpaid Principal Balance	Related Specific Reserves	Average Recorded Investment
	(in thousands)
With no related allowance recorded:
Commercial:
Corporate banking	$61,747	$87,322	$—	$64,504
Middle market commercial real estate	69,163	69,911	—	69,857
Continuing care retirement communities	46,889	64,771	—	40,105
Santander real estate capital	25,172	26,282	—	24,645
Remaining commercial	4,795	4,795	—	6,406
Consumer:
Home mortgages	98,178	98,178	—	101,891
Self-originated home equity	33,748	33,748	—	36,849
Indirect purchased	1,087	2,732	—	1,246
Remaining consumer	8,593	10,960	—	9,591
With an allowance recorded:
Commercial:
Corporate banking	148,757	158,599	46,187	177,505
Middle market commercial real estate	59,936	86,860	10,834	68,969
Continuing care retirement communities	47,416	98,559	9,746	61,697
Santander real estate capital	37,962	42,000	10,475	54,143
Consumer:
Home mortgages	544,487	601,831	126,449	537,227
Self-originated home equity	53,323	62,758	5,666	48,838
Credit cards	3,838	3,838	1,590	4,882
Remaining consumer	18,238	25,497	4,578	18,416
Total:
Commercial	$501,837	$639,099	$77,242	$567,831
Consumer	761,492	839,542	138,283	758,940
Total	$1,263,329	$1,478,641	$215,525	$1,326,771

The Company recognized interest income of $11.3 million for the six-month period ended June 30, 2013 on approximately $654.5 million of TDRs that were returned to performing status as of June 30, 2013.

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

The Company recognized interest income of $22.7 million for the year ended December 31, 2012 on approximately $673.3 million of TDRs that were returned to performing status as of December 31, 2012.

Commercial Lending Asset Quality Indicators

Commercial credit quality disaggregated by class of financing receivables is summarized according to standard regulatory classifications as follows:

PASS. Asset is well protected by the current net worth and paying capacity of the obligor or guarantors, if any, or by the fair value less costs to acquire and sell any underlying collateral in a timely manner.

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

Commercial loan credit quality indicators by class of financing receivables are summarized as follows:

June 30, 2013	Corporate banking	Middle market commercial real estate	Continuing care retirement communities	Santander real estate capital	Remaining commercial	Total
	(in thousands)
Regulatory Rating:
Pass	$16,303,217	$3,275,865	$56,444	$8,970,750	$1,086,405	$29,692,681
Special Mention	508,901	129,819	19,224	182,822	2,237	843,003
Substandard	508,127	262,141	86,375	185,393	6,468	1,048,504
Doubtful	31,003	43,975	47,429	34,190	—	156,597
Total commercial loans	$17,351,248	$3,711,800	$209,472	$9,373,155	$1,095,110	$31,740,785

December 31, 2012	Corporate banking	Middle market commercial real estate	Continuing care retirement communities	Santander real estate capital	Remaining commercial	Total
	(in thousands)
Regulatory Rating:
Pass	$17,376,125	$2,818,196	$58,378	$8,981,161	$1,001,611	$30,235,471
Special Mention	429,425	527,544	34,190	326,795	13,981	1,331,935
Substandard	520,677	299,639	89,034	196,711	9,130	1,115,191
Doubtful	86,694	50,845	71,067	40,136	—	248,742
Total commercial loans	$18,412,921	$3,696,224	$252,669	$9,544,803	$1,024,722	$32,931,339

Consumer Lending Asset Quality Indicators-Class of Financing Receivables

Consumer credit quality disaggregated by class of financing receivables is summarized as follows:

June 30, 2013	Home mortgages	Self-originated home equity	Indirect purchased	Credit cards	Remaining consumer	Total(1)
	(in thousands)
Performing	$9,594,050	$6,038,006	$1,301,051	$199,726	$816,961	$17,949,794
Non-performing	490,816	118,440	4,456	—	48,304	662,016
Total consumer loans	$10,084,866	$6,156,446	$1,305,507	$199,726	$865,265	$18,611,810

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

December 31, 2012	Home mortgages	Self-originated home equity	Indirect purchased	Credit cards	Remaining consumer	Total(1)
	(in thousands)
Performing	$10,731,939	$6,210,441	$1,467,580	$214,542	$975,770	$19,600,272
Non-performing	511,382	122,985	5,698	—	60,677	700,742
Total consumer loans	$11,243,321	$6,333,426	$1,473,278	$214,542	$1,036,447	$20,301,014

(1)	Financing receivables include LHFS.

Consumer Lending Asset Quality Indicators-Credit Score

Remaining consumer and credit card financing receivables by credit score are summarized as follows (in thousands):

June 30, 2013
Credit Score Range(2)	Remaining Consumer Balance	Percent	Credit Cards Balance	Percent
<620	169,346	19.6%	11,250	5.6%
620-639	35,189	4.1%	6,337	3.2%
640-659	43,185	5.0%	10,115	5.1%
660-679	48,537	5.6%	15,743	7.9%
680-699	52,564	6.1%	23,954	12.0%
700-719	48,701	5.6%	29,124	14.6%
720-739	46,353	5.4%	27,783	13.9%
740-759	38,009	4.4%	22,926	11.5%
760-779	31,630	3.7%	17,097	8.5%
780-799	26,679	3.1%	13,995	7.0%
>=800	92,250	10.6%	14,760	7.4%
N/A(1)	232,822	26.8%	6,642	3.3%
Total	$865,265	100%	$199,726	100%

(1)	Consists primarily of non-strategic auto loans in run-off serviced by third parties. Loans serviced by third parties do not receive refreshed FICO scores.

(2)	Credit scores updated quarterly.

December 31, 2012
Credit Score Range(2)	Remaining Consumer Balance	Percent	Credit Cards Balance	Percent
<620	229,017	22.1%	13,384	6.2%
620-639	42,755	4.1%	6,803	3.2%
640-659	50,129	4.8%	10,627	5.0%
660-679	57,775	5.6%	16,995	7.9%
680-699	62,819	6.1%	25,976	12.1%
700-719	57,914	5.6%	31,638	14.7%
720-739	52,789	5.1%	30,144	14.1%
740-759	48,101	4.6%	25,632	11.9%
760-779	39,594	3.8%	19,547	9.1%
780-799	32,685	3.2%	16,327	7.6%
>=800	134,836	13.0%	16,887	7.9%
N/A(1)	228,033	22.0%	582	0.3%
Total	$1,036,447	100.0%	$214,542	100.0%

(1)	Consists primarily of non-strategic auto loans in run-off serviced by third parties. Loans serviced by third parties do not receive refreshed FICO scores.

(2)	Credit scores updated quarterly.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Lending Asset Quality Indicators-Combined Loan to Value Range

Home mortgage and self-originated home equity financing receivables by combined loan-to-value ("CLTV") range are summarized as follows:

June 30, 2013
	Home mortgages		Self-originated home equity
CLTV Range(1)	UPB	Percent	UPB	Percent
	($ in thousands)
<=80%	$6,915,428	68.6%	$3,885,681	63.0%
80.01 - 90%	763,767	7.6%	954,094	15.5%
90.01 - 100%	672,313	6.7%	404,045	6.6%
100.01 - 120%	508,924	5.0%	438,771	7.1%
120.01 - 140%	208,481	2.1%	181,166	2.9%
>140%	227,112	2.3%	161,440	2.7%
N/A	788,841	7.7%	131,249	2.2%
Total(2)	$10,084,866	100.0%	$6,156,446	100.0%

December 31, 2012
	Home mortgages		Self-originated home equity
CLTV Range(1)	UPB	Percent	UPB	Percent
	($ in thousands)
<=80%	$7,488,720	66.6%	$3,927,163	62.0%
80.01 - 90%	904,376	8.1%	1,000,224	15.8%
90.01 - 100%	717,066	6.4%	429,240	6.8%
100.01 - 120%	575,915	5.1%	476,165	7.5%
120.01 - 140%	239,384	2.1%	197,071	3.1%
>140%	256,932	2.3%	174,055	2.8%
N/A	1,060,928	9.4%	129,508	2.0%
Total(2)	$11,243,321	100.0%	$6,333,426	100.0%

(1)
CTLV is inclusive of senior lien balances and updated as deemed necessary. CLTV ranges represent the unpaid principal balance except for the "N/A" range, which represents the unpaid principal balance plus deferred loan origination costs, net of deferred loan fees and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

(2)	Financing receivables includes loans held for sale.

For both residential and home equity loans, loss severity assumptions are incorporated in the loan loss reserve models to estimate loan balances that will ultimately charge-off. These assumptions are based on recent loss experience within various CLTV bands within these portfolios. CLTVs are refreshed quarterly by applying Federal Housing Finance Agency Home Price Index changes at a state-by-state level to the last known appraised value of the property to estimate the current CLTV. The Company's allowance for loan losses incorporates the refreshed CLTV information to update the distribution of defaulted loans by CLTV as well as the associated loss given default for each CLTV band. Reappraisals on a recurring basis at the individual property level are not considered cost-effective or necessary; however, reappraisals are performed on certain higher risk accounts to support line management activities, default servicing decisions, or when other situations arise for which the Company believes the additional expense is warranted.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Troubled Debt Restructurings

The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

	June 30, 2013	December 31, 2012
	(in thousands)
Performing	$654,473	$673,269
Non-performing	375,609	418,070
Total	$1,030,082	$1,091,339

At June 30, 2013, the Company had $271.1 million of commitments to lend additional funds to borrowers whose terms have been modified in a TDR compared to $5.0 million at December 31, 2012.

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

Consumer Loan TDRs
The primary modification program for the Company’s home mortgage and self-originated home equity portfolios is a proprietary program designed to keep customers in their homes and, when appropriate, prevent them from entering into foreclosure. The program is available to all customers facing a financial hardship regardless of their delinquency status. The main goal of the modification program is to review the customer’s entire financial condition to ensure that the proposed modified payment solution is affordable according to a specific debt-to-income ratio (“DTI”) range. The main modification benefits of the program allow for a limit on accrued interest charged, term extensions, interest rate reductions, or deferment of principal. The Company reviews each customer on a case-by-case basis to determine which benefit or combination of benefits will be offered to achieve the target DTI range.
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

TDR Impact to Allowance for Loan Losses
The allowance for loan losses is established to recognize losses inherent in funded loans intended to be held for investment that are probable and can be reasonably estimated. Prior to a TDR, the Company generally measures its allowance under a loss contingency methodology under which consumer loans with similar risk characteristics are pooled and loss experience information is monitored for credit risk and deterioration with statistical tools considering factors such as delinquency, lone-to-values ("LTVs") and credit scores.
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

Financial Impact and TDRs by Concession Type
The following tables detail the activity of TDRs for the three-month and six-month periods ended June 30, 2013 and June 30, 2012, respectively:

	Three-Month Period Ended June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment (1)	Post-Modification Outstanding Recorded Investment (2)
Commercial:
Continuing Care Retirement Communities	1	$7,820	$7,820
Santander real estate capital	1	1,316	1,352
Remaining commercial	2	1,078	1,022
Consumer:
Home mortgages(3)	90	16,060	16,475
Self-originated home equity	30	2,577	2,580
Total	124	$28,851	$29,249

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Six-Month Period Ended June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment (1)	Post-Modification Outstanding Recorded Investment (2)
Commercial:
Corporate Banking	1	$19,750	$18,767
Continuing Care Retirement Communities	1	7,820	7,820
Santander real estate capital	2	4,040	3,540
Remaining commercial	7	2,790	2,718
Consumer:
Home mortgages(3)	182	31,863	32,607
Self-originated home equity	109	8,787	8,795
Total	302	$75,050	$74,247

(1)	Pre-modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred. Dollars in thousands.

(2)	Post-modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred. Dollars in thousands.

(3)	The post-modification outstanding recorded investment amounts for home mortgages exclude interest reserves.

	Three-Month Period Ended June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment (1)	Post-Modification Outstanding Recorded Investment (2)
Commercial:
Middle market commercial real estate	2	$12,696	$12,103
Continuing care retirement communities	1	20,002	9,280
Remaining commercial	3	35,996	33,576
Consumer:
Home mortgages (3)	159	33,259	33,401
Self-originated home equity	32	3,220	3,310
Total	197	$105,173	$91,670

	Six-Month Period Ended June 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment (1)	Post-Modification Outstanding Recorded Investment (2)
Commercial:
Middle market commercial real estate	3	$36,696	$36,103
Continuing care retirement communities	2	33,664	21,423
Santander real estate capital	1	5,439	5,439
Remaining commercial	7	43,845	50,971
Consumer:
Home mortgages (3)	304	69,765	69,439
Self-originated home equity	84	8,265	8,355
Total	401	$197,674	$191,730

(1)	Pre-modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred. Dollars in thousands.

(2)	Post-modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred. Dollars in thousands.

(3)	The post-modification outstanding recorded investment amounts for home mortgages exclude interest reserves.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(4) LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

TDRs which have Subsequently Defaulted

A TDR is considered to have subsequently defaulted if it is 90 days past due after modification.

The following table details TDRs that were modified during the past twelve-month period and have subsequently defaulted during the three-month and six-month periods ended June 30, 2013 and June 30, 2012.

	Three-Month Period Ended June 30, 2013
	Number of Contracts	Recorded Investment (1)(2)
Consumer:
Home mortgages	4	$618
Self-originated home equity	5	397
Total	9	$1,015

	Six-Month Period Ended June 30, 2013
	Number of Contracts	Recorded Investment (1)(2)
Consumer:
Home mortgages	14	$3,412
Self-originated home equity	7	773
	21	$4,185

(1)	The recorded investment represents the period-end balance at June 30, 2013. Dollars in thousands.

(2)	Do not include Chapter 7 bankruptcy TDRs.

	Three-Month Period Ended June 30, 2012
	Number of Contracts	Recorded Investment (1)(2)
Consumer:
Home mortgages	10	$3,255
Self-originated home equity	2	54
Total	12	$3,309

	Six-Month Period Ended June 30, 2012
	Number of Contracts	Recorded Investment (1)(2)
Consumer:
Home mortgages	20	$6,050
Self-originated home equity	4	430
Total	24	$6,480

(1)	The recorded investment represents the period-end balance at June 30, 2012. Dollars in thousands.

(2)	Do not include Chapter 7 bankruptcy TDRs.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5) VARIABLE INTEREST ENTITIES AND SECURITIZATIONS

Variable Interest Entities

The Company, in the normal course of business, engages in activities that involve variable interest entities ("VIEs"), which are legal entities that lack sufficient equity to finance their activities, or the equity investors of the entities as a group lack any of the characteristics of a controlling interest. The primary beneficiary of a VIE is generally the enterprise that has both the power to direct the activities most significant to the economic performance of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. The Company evaluates its interest in certain entities to determine if these entities meet the definition of a VIE, and whether the Company is the primary beneficiary and should consolidate the entity based on the variable interests it held both at inception and when there is a change in circumstances that requires a reconsideration. If the Company is determined to be the primary beneficiary of a VIE, it must account for the VIE as a consolidated subsidiary. If the Company is determined not to be the primary beneficiary of a VIE, but holds a variable interest in the entity, that variable interest is generally accounted for under the equity method of accounting or other appropriate accounting standards.

The Company does not have any involvement with VIEs for which it is considered the primary beneficiary. The following tables provide a summary of the assets and liabilities included in the Company's Consolidated Financial Statements, as well as the components of its maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which the Company holds an interest, but is not the primary beneficiary, at June 30, 2013, and December 31, 2012, respectively:

			Maximum Exposure
	Carrying	Carrying	Investment
	Amount of	Amount of	in
June 30, 2013	Assets(1)	Liabilities(1)	Equity	Commitments	Total
	(in thousands)
Low income housing partnerships	$46,552	$—	$46,552	$141	$46,693
New market partnerships	41,292	—	41,292	—	41,292
Total	$87,844	$—	$87,844	$141	$87,985

			Maximum Exposure
	Carrying	Carrying	Investment
	Amount of	Amount of	in
December 31, 2012	Assets(1)	Liabilities(1)	Equity	Commitments	Total
	(in thousands)
Low income housing partnerships	$57,929	$—	$57,929	$—	$57,929
New market partnerships	43,734	—	43,734	154	43,888
Total	$101,663	$—	$101,663	$154	$101,817

(1) Amount represents the carrying value of the VIE's assets and liabilities on the Company's consolidated financial statements which are classified within Equity method investments on the Consolidated Balance Sheet.

The Company makes certain equity investments in various limited partnerships which are considered VIEs that invest in and lend to affordable housing-designated real estate properties which qualify for federal tax credits under the Low Income Housing Tax Credit and New Market Tax Credit programs. The Company acts only in a limited partner capacity in connection with these partnerships. The Company has determined that it is not the primary beneficiary of these partnerships because it does not have the power to direct the activities of the partnership that most significantly impact the partnership's economic performance.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(5) VARIABLE INTEREST ENTITIES AND SECURITIZATIONS (continued)

The Company's risk of loss is limited to its investment in these partnerships, which totaled $87.8 million and $101.7 million at June 30, 2013 and December 31, 2012, respectively. The Company did not provide financial or other support to the partnerships that was not contractually required.

The aggregate amount of the assets and liabilities held by the VIEs was approximately $742.1 million and $381.3 million, respectively, at December 31, 2012. Aggregate assets and aggregate liabilities are based on limited financial information available associated with certain of the partnerships. 2013 information is currently not available; however, management is not aware of any significant changes occurring in 2013.

Asset Securitizations

As part of previously reported mergers and other transactions initiated by the Company, the Company has home equity loan securitizations ("Securitizations"). The Securitization vehicles are considered VIEs because the holders of the equity investment at risk, including the Company, do not have any obligation to absorb credit losses on the loans within the Securitization vehicles. Therefore, the Company has determined that it is not the primary beneficiary of the Securitization vehicles. As of June 30, 2013 and December 31, 2012, the Company had $4.9 million and $4.7 million, respectively, of receivables related to advances made by the Company on behalf of the Securitization vehicles. The Company does not hold any other assets or liabilities related to the Securitizations. The total principal amount of securitized home equity loans was $44.8 million and $48.1 million as of June 30, 2013 and December 31, 2012, respectively. As of June 30, 2013, the portion of principal 90 days past due (including foreclosures, real estate owned properties ("REO") and bankruptcies) was $15.0 million and for the six-month period ended June 30, 2013, net credit losses were $0.3 million. As of December 31, 2012, the portion of principal 90 days past due (including foreclosures, REO and bankruptcies) was $14.7 million and for the six-month period ended June 30, 2012, net credit losses were $0.9 million.

(6) GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill
The Company conducts its evaluation of goodwill impairment as of December 31 of each year, and more frequently if events or circumstances indicate that there may be impairment. The Company completed its annual goodwill impairment test as of December 31, 2012 and determined that no goodwill impairment existed. No impairment indicators were noted since the annual review and accordingly, no impairment test has been performed. The Company expects to perform its next annual goodwill impairment test in the fourth quarter of 2013.
The Company evaluates goodwill for impairment at the reporting unit level. The fair value of its reporting units is determined by using discounted cash flow and market comparability methodologies. Goodwill is assigned to reporting units, which are operating segments or one level below an operating segment, as of the acquisition date. As of June 30, 2013, the reporting units with assigned goodwill included Retail Banking, Corporate Banking and Global Banking.

As more fully described in Note 15, during the first quarter of 2013, the Company reorganized its management reporting structure in order to better align management teams and resources with the business goals of the Company and to provide enhanced customer service to its clients. Consequently, segment reporting and goodwill reporting units were updated to reflect this change. In connection with the reorganization, management reallocated its goodwill to its reporting units using a relative fair value allocation approach in accordance with applicable accounting guidance.
Goodwill totaled $3.4 billion at June 30, 2013, which included approximately $1.9 billion in the Retail Banking unit, $1.4 billion in the Corporate Banking unit and $131.1 million in the Global Banking unit. There were no additions or impairments to goodwill in 2013 or 2012.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(6) GOODWILL AND OTHER INTANGIBLE ASSETS (continued)
The following table presents activity in the Company's goodwill by its reporting units for the six months ended June 30, 2013.

	Retail Banking	Non-Strategic Assets	Corporate	Global Banking	Total
	(in thousands)
Goodwill at December 31, 2012	$2,259,179	$—	$1,172,302	$—	$3,431,481
Reallocation of Goodwill	(364,876)	—	233,746	131,130	—
Goodwill at March 31, 2013	1,894,303	—	1,406,048	131,130	3,431,481
Adjustments	—	—	—	—	—
Goodwill at June 30, 2013	$1,894,303	$—	$1,406,048	$131,130	$3,431,481

The Company does not have any other indefinite-lived intangible assets.

Other Intangible Assets
The following table details amounts related to the Company's finite-lived intangible assets for the dates indicated.

	June 30, 2013		December 31, 2012
	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
	(in thousands)
Core deposit intangibles	$33,362	$205,738	$46,281	$192,819
Purchased credit card relationships	5,936	8,268	7,100	7,104
Operating lease agreements	7,834	7,870	8,568	7,136
Total	$47,132	$221,876	$61,949	$207,059

Amortization expense on intangible assets for the three-month and six-month periods ended June 30, 2013 was $7.1 million and $14.8 million, respectively. Amortization expense on intangible assets for the three-month and six-month periods ended June 30, 2012 was $9.4 million and $20.1 million, respectively.

The estimated aggregate amortization expense related to intangibles for each of the five succeeding calendar years ending December 31 is (in thousands):

Year	Calendar Year Amount	Recorded To Date	Remaining Amount To Record
2013	$27,335	$14,816	$12,519
2014	18,177	—	18,177
2015	10,221	—	10,221
2016	2,949	—	2,949
2017	841	—	841
Thereafter	2,425	—	2,425

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(7) MORTGAGE SERVICING RIGHTS

Residential real estate

At June 30, 2013 and December 31, 2012, the Company serviced residential real estate loans for others totaling $14.5 billion and $13.6 billion, respectively, which gave rise to a mortgage servicing right ("MSR") asset. The Company accounts for residential MSRs using the fair value option. Changes in fair value are recorded through the Consolidated Statements of Operations. The carrying value of the MSRs based on the fair value option at June 30, 2013 and December 31, 2012 was $138.1 million and $92.5 million, respectively. See further discussion on the valuation of MSRs in Note 14. As deemed appropriate, the Company economically hedges MSRs using interest rate swaps and forward contracts to purchase mortgage-backed securities. See further discussion in Note 9.

For the three-month and six-month periods ended June 30, 2013, the Company recorded net changes in the fair value of MSRs totaling $23.3 million and $33.4 million, respectively, compared to $(13.5) million and $(2.8) million for the corresponding periods ended June 30, 2012. The MSR asset fair value increase during 2013 was the result of a decrease in anticipated loan prepayment rates ("CPRs") and a reduction in mortgage refinancing due to interest rate increases.

The following table presents a summary of activity for the Company’s residential MSRs.

	Six-Month Period Ended June 30,
	2013	2012
	(in thousands)
Carrying value at beginning of period	$92,512	$161,291
Write-off of reserves	—	(70,040)
Mortgage servicing assets recognized	24,046	23,443
Principal reductions and curtailments of serviced portfolio	(11,783)	(16,315)
Change in fair value due to valuation assumptions	33,366	(2,843)
Carrying value at end of period	138,141	95,536

Prior to election of the fair value option in January 2012, a valuation allowance of $70.0 million existed for the excess of the cost of each residential mortgage servicing asset stratum over the estimated fair value. Upon the election of the fair value option in January 2012, this valuation allowance was written off.

Multifamily

Historically, the Company originated and sold multi-family loans in the secondary market to the FNMA while retaining servicing. The Company has not sold multi-family loans to FNMA since 2009. At June 30, 2013 and December 31, 2012, the Company serviced $5.8 billion and $7.5 billion, respectively, of loans for FNMA.

The related servicing asset was completely amortized during the second quarter of 2012 and, accordingly, the Company recorded no servicing asset amortization related to the multi-family loans sold to FNMA for the three-month and six-month periods ended June 30, 2013. For the three-month and six-month periods ended June 30, 2012, the Company recorded $0.2 million and $0.5 million of servicing asset amortization. See further discussion on the recourse reserve in Note 12.

Fee Income and gain/loss on sale of mortgage loans

Mortgage servicing fee income was $11.2 million and $22.2 million for the three-month and six-month periods ended June 30, 2013, compared to $16.1 million and $28.1 million for the corresponding periods ended June 30, 2012. The Company had gains on the sale of mortgage loans and home equity loans of $16.5 million and $55.2 million for the three-month and six-month periods ended June 30, 2013, compared to $8.9 million and $22.6 million for the corresponding periods ended June 30, 2012.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(8) BORROWINGS

Total borrowings and other debt obligations at June 30, 2013 were $13.9 billion, compared to $19.3 billion at December 31, 2012.

The following table presents information regarding the Bank's borrowings and other debt obligations at the dates indicated:

	June 30, 2013		December 31, 2012
	Balance	Effective Rate	Balance	Effective Rate
	(dollars in thousands)
Bank borrowings and other debt obligations:
Overnight federal funds purchased(1)	$—	—%	$340,000	0.17%
FHLB advances, maturing through August 2018	10,500,693	3.12	13,189,396	2.55
Securities sold under repurchase agreements(1)	—	—	2,107,986	0.48
REIT preferred, due May 2020	151,175	13.82	150,434	13.95
5.125% subordinated debentures, due March 2013(2)	—	—	254,647	5.14
8.750% subordinated debentures, due May 2018	497,193	8.80	496,971	8.80
Term loan, due February 2019	151,669	6.14	156,350	6.39
Total Bank borrowings and other debt obligations	$11,300,730	3.55%	$16,695,784	2.59%
(1) Overnight federal funds and securities sold under repurchase agreements are short-term in nature and due within one year.
(2) The subordinated note was repaid in March 2013 in accordance with the contractual obligations.

The following table presents information regarding SHUSA's borrowings and other debt obligations at the dates indicated:

	June 30, 2013		December 31, 2012
	Balance	Effective Rate	Balance	Effective Rate
	(dollars in thousands)
SHUSA borrowings and other debt obligations:
Subordinated notes, due March 2020	$755,848	5.96%	$754,895	5.96%
4.625% senior notes, due April 2016	473,955	4.85	474,430	4.85
3.00% senior notes, due September 2015	598,677	3.28	597,575	3.28
Junior subordinate debentures - Capital Trust IV, due March 2034(1)	476,506	12.84	476,603	12.84
Common securities - Capital Trust IV	24,742	4.38	24,742	4.38
Junior subordinate debentures - Capital Trust VI, due June 2036	75,537	7.91	75,537	7.91
Common securities - Capital Trust VI	10,000	7.91	10,000	7.91
Junior subordinate debentures - Capital Trust IX, due July 2036	150,000	2.02	150,000	2.09
Common securities - Capital Trust IX	4,640	2.02	4,640	2.09
Total holding company borrowings and other debt obligations	$2,569,905	6.22%	$2,568,422	6.23%

(1) In December 2012, a settlement agreement was executed with respect to the Company's Trust PIERS litigation. Note 20 of the Company's most recent annual report on Form 10-K includes a more complete discussion of this litigation and its settlement. The settlement agreement requires the Company to make additional offers to purchase the Trust PIERS within ten trading days after each quarterly distribution on the Trust PIERS after the final settlement date until no Trust PIERS remain outstanding. The price offered in such additional offers is $78.95 per $50.00 of liquidation amount of PIERS, minus the per share aggregate amount of any distributions made after the completion of any tender offers preceding that additional offer.

Approximately 99.8% of the remaining outstanding Trust PIERS are held by Santander, and the remaining 0.2% are held by independent third-party investors. During 2013, the Company has and will extend an offer to purchase for cash any and all of its outstanding Trust PIERS within ten trading days after each quarterly distribution. During 2013, an aggregate liquidation amount of $0.1 million of Trust PIERS has been tendered.

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

Derivatives represent contracts between parties that usually require little or no initial net investment and result in one party delivering cash or another type of asset to the other party based on a notional amount and an underlying as specified in the contract. Derivative transactions are often measured in terms of notional amount, but this amount is generally not exchanged and is not recorded on the balance sheet. The notional amount is the basis to which the underlying is applied to determine required payments under the derivative contract. The underlying is a referenced interest rate (commonly LIBOR), security price, credit spread or other index. All derivatives are carried on our Consolidated Balance Sheet at fair value. Derivative balances are presented on a gross basis taking into consideration the effects of legally enforceable master netting agreements.

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

The fair value of all derivative balances is recorded within Other Assets and Other Liabilities on the Consolidated Balance Sheet. See Note 14 for discussion of the valuation methodology for derivative instruments.

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their ISDA master agreements if the Company's ratings fall below investment grade. As of June 30, 2013, derivatives in this category had a fair value of $43.5 million. The Bank's and SHUSA's credit ratings are currently considered investment grade. The Bank estimates a further 1 or 2 notch downgrade by either S&P or Moody's would require it to post up to an additional $4.8 million or $4.5 million, respectively, to comply with existing derivative agreements.

As of June 30, 2013 and December 31, 2012, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) that were in a net liability position totaled $266.7 million and $395.3 million, respectively. The Company had $264.6 million and $454.8 million in cash and securities collateral posted to cover those positions as of June 30, 2013 and December 31, 2012, respectively.

Fair Value Hedges

The Company enters into cross-currency swaps in order to hedge its foreign currency exchange risk on certain Euro-denominated investments. These derivatives are designated as fair value hedges at inception. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. The earnings impact of the ineffective portion of these hedges was not material for the three-month and six-month periods ended June 30, 2013 or June 30, 2012. The last of the hedges is scheduled to expire in February 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9) DERIVATIVES (continued)

The Company has historically entered into pay-variable, receive-fixed interest rate swaps to hedge changes in fair values of certain brokered certificates of deposit and certain debt obligations. At June 30, 2013, the Company had $14.3 million of deferred net after-tax losses on terminated derivative instruments that were hedging fair value changes. These losses will continue to be deferred in Other liabilities and will be reclassified into interest expense over the remaining lives of the hedged assets and liabilities. During the three-month and six-month periods ended June 30, 2013, $0.7 million and $1.9 million of the losses were recognized in the Consolidated Statements of Operations.

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

The Company hedges exposures to changes in cash flows associated with forecasted interest payments on variable rate liabilities through the use of pay-fixed, receive-variable interest rate swaps. The last of the hedges is scheduled to expire in August 2025. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. The earnings impact of the ineffective portion of these hedges was not material for the three-month and six-month periods ended June 30, 2013 or June 30, 2012. As of June 30, 2013, the Company expects approximately $3.3 million of gross losses recorded in accumulated other comprehensive income to be reclassified to earnings during the next twelve months as the future cash flows occur.

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Shown below is a summary of the derivatives designated as accounting hedges at June 30, 2013 and December 31, 2012:

	Notional Amount	Asset	Liability	Receive Rate	Pay Rate	Weighted Average Life (Years)
	(dollars in thousands)
June 30, 2013
Fair value hedges:
Cross-currency swaps	$19,995	$2,585	$2,252	4.76%	4.75%	2.6
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	3,394,407	4,276	82,426	0.28%	2.30%	1.8
Total	$3,414,402	$6,861	$84,678	0.31%	2.31%	1.8

December 31, 2012
Fair Value hedges:
Cross-currency swaps	$79,765	$10,452	$11,458	3.42%	3.41%	3.7
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	3,649,088	524	120,844	0.34%	2.34%	2.0
Total	$3,728,853	$10,976	$132,302	0.40%	2.36%	2.1

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9) DERIVATIVES (continued)

See Note 11 for detail of the amounts included in accumulated other comprehensive income related to derivative activity.

Other Derivative Activities

The Company also enters into derivatives that are not designated as accounting hedges under U.S. GAAP. The majority of these derivatives are customer-related derivatives relating to foreign exchange and lending arrangements.  In addition, derivatives are used to manage risks related to residential and commercial mortgage banking and investing activities. Although these derivatives are used to hedge risk and are considered economic hedges, they are not designated as accounting hedges because the contracts they are hedging are typically also carried at fair value on the balance sheet, resulting in generally symmetrical accounting treatment for both the hedging instrument and the hedged item.

Mortgage Banking Derivatives

The Company's derivative portfolio includes mortgage banking interest rate lock commitments, forward sale commitments and interest rate swaps. As part of its overall business strategy, the Bank originates fixed rate residential mortgages. It sells a portion of this production to the Federal Home Loan Mortgage Corporation (the "FHLMC"), FNMA, and private investors. The loans are exchanged for cash or marketable fixed-rate, mortgage-backed securities which are generally sold. The Company uses forward sales and cash sales on mortgage-backed securities as a means of hedging against the economic impact of changes in interest rates on the mortgages that are originated for sale and on interest rate lock commitments.

The Company typically retains the servicing rights related to residential mortgage loans that are sold. Residential mortgage servicing rights are accounted for at fair value. As deemed appropriate, the Company economically hedges MSRs using interest rate swaps and forward contracts to purchase mortgage-backed securities.

Customer-related derivatives

The Company offers derivatives to its customers in connection with their risk management needs. These financial derivative transactions primarily consist of interest rate swaps, caps, floors and foreign exchange contracts. Risk exposure from customer positions is managed through transactions with other dealers, including Santander.

Other derivative activities

The Company uses foreign exchange contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities. Foreign exchange contracts, which include spot and forward contracts as well as cross currency swaps, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. Exposure to gains and losses on these contracts will increase or decrease over their respective lives as currency exchange and interest rates fluctuate.

In June 2010, the Company sold Visa Inc. Class B common shares and entered into a total return swap in which the Company will make or receive payments based on subsequent changes in the conversion rate of the Class B shares into Class A shares. This total return swap is accounted for as a free-standing derivative.

Other derivative instruments primarily include forward contracts related to certain investment securities sales and equity options, which manage our market risk associated with certain investments and customer deposit products.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9) DERIVATIVES (continued)

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Summary information regarding other derivative activities at June 30, 2013 and December 31, 2012 follows:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012	June 30, 2013	December 31, 2012
	(in thousands)
Mortgage banking derivatives:
Forward commitments to sell loans	$917,250	$1,392,892	$36,996	$—	$—	$3,364
Interest rate lock commitments	497,021	852,245	—	15,402	9,466	—
Mortgage servicing rights	20,000	270,000	354	204	304	1,023
Total mortgage banking risk management	1,434,271	2,515,137	37,350	15,606	9,770	4,387

Customer related derivatives:
Swaps receive fixed	5,355,034	5,405,619	207,322	361,858	21,314	128
Swaps pay fixed	5,406,543	5,464,567	43,386	616	210,557	353,830
Other	1,079,579	999,008	5,706	4,460	5,080	3,942
Total customer related derivatives	11,841,156	11,869,194	256,414	366,934	236,951	357,900

Other derivative activities:
VISA total return swap	12,899	12,899	—	—	357	564
Foreign exchange contracts	768,853	951,784	8,128	9,998	7,486	7,638
Other	1,156,085	290,722	2,108	5,227	17,741	5,076

Total	$15,213,264	$15,639,736	$304,000	$397,765	$272,305	$375,565

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9) DERIVATIVES (continued)

Gains (Losses) on All Derivatives

The following Consolidated Statement of Operations line items were impacted by the Company’s derivatives activity for the three-month and six-month periods ended June 30, 2013 and 2012:

Three-Month Period Ended
Derivative Activity	June 30, 2013	June 30, 2012
Fair value hedges:
Cross-currency swaps	Decrease to miscellaneous income of $7 thousand.	Increase in miscellaneous income of $0.1 million.
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Decrease in net interest income of $17.6 million.	Decrease in net interest income of $21.6 million.
Other derivative activities:
Forward commitments to sell loans	Increase in mortgage banking income of $40.6 million.	Decrease in mortgage banking income of $10.6 million.
Interest rate lock commitments	Decrease in mortgage banking income of $21.1 million.	Increase in mortgage banking income of $7.2 million.
Mortgage servicing rights	Increase in mortgage banking income of $51 thousand.	No effect on income.
Customer related derivatives	Increase in miscellaneous income of $7.2 million.	Increase in miscellaneous income of $7.7 million.
Total return swap associated with sale of Visa, Inc. Class B shares	Increase in miscellaneous income of $35 thousand.	Increase in miscellaneous income of $0.1 million.
Foreign exchange	Decrease to miscellaneous income of $0.6 million	Decrease in miscellaneous income of $19 thousand.
Other	Decrease to net interest income of $2.4 million, increase to miscellaneous income of $16 thousand, decrease to non-interest income of $15.5 million and decrease to other expenses of $0.1 million.	Decrease to miscellaneous income of $0.2 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9) DERIVATIVES (continued)

Six-Month Period Ended
Derivative Activity	June 30, 2013	June 30, 2012
Fair value hedges:
Cross-currency swaps	Increase to miscellaneous income of $1.7 million.	Increase in miscellaneous income of $0.1 million.
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Decrease in net interest income of $35.3 million.	Decrease in net interest income of $42.6 million.
Other derivative activities:
Forward commitments to sell loans	Increase in mortgage banking income of $40.4 million.	Decrease in mortgage banking income of $2.9 million.
Interest rate lock commitments	Decrease in mortgage banking income of $24.9 million.	Increase in mortgage banking income of $5.6 million.
Mortgage servicing rights	Increase in mortgage banking income of $0.9 million.	No effect on income.
Customer related derivatives	Increase in miscellaneous income of $9.5 million.	Increase in miscellaneous income of $20.9 million.
Total return swap associated with sale of Visa, Inc. Class B shares	Decrease to miscellaneous income of $3 thousand.	Increase in miscellaneous income of $3.9 million.
Foreign exchange	Decrease to miscellaneous income of $1.7 million	Increase in miscellaneous income of $6 thousand.
Other	Decrease to net interest income of $3.1 million, decrease to miscellaneous income of $30 thousand, decrease to non-interest income of $15.5 million, and decrease to other expenses of $0.2 million.	Increase to miscellaneous income of $0.4 million.

Disclosures about Offsetting Assets and Liabilities

The Company enters into legally enforceable master netting agreements which reduce risk by permitting netting of transactions with the same counterparty upon the occurrence of certain events. A master netting agreement allows two counterparties the ability to net-settle amounts under all contracts, including any related collateral posted, through a single payment and in a single currency. The right to offset and certain terms regarding the collateral process, such as valuation, credit events and settlement, are contained in the ISDA master agreement. The Company's financial instruments, including resell and repurchase agreements, securities lending arrangements, derivatives and cash collateral, may be eligible for offset on its Consolidated Balance Sheet.
Information about financial assets and liabilities that are eligible for offset on the Consolidated Balance Sheet as of June 30, 2013 and December 31, 2012, respectively, is presented in the following tables:

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9) DERIVATIVES (continued)

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
June 30, 2013
Fair value hedges	$2,585	$—	$2,585	$—	$—	$2,585
Cash flow hedges	4,276	—	4,276	—	—	4,276
Other derivative activities(1)	267,004	38,911	228,093	14,364	53,409	160,320
Total derivatives subject to a master netting arrangement or similar arrangement	273,865	38,911	234,954	14,364	53,409	167,181
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	36,996	—	36,996	—	—	36,996
Total Derivatives Assets	$310,861	$38,911	$271,950	$14,364	$53,409	$204,177

Total Financial Assets	$310,861	$38,911	$271,950	$14,364	$53,409	$204,177

December 31, 2012
Fair value hedges	$10,452	$10,452	$—	$—	$—	$—
Cash flow hedges	524	—	524	—	—	524
Other derivative activities(1)	382,363	19,161	363,202	14,364	1,410	347,428
Total derivatives subject to a master netting arrangement or similar arrangement	393,339	29,613	363,726	14,364	1,410	347,952
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	15,402	—	15,402	—	—	15,402
Total Derivatives Assets	$408,741	$29,613	$379,128	$14,364	$1,410	$363,354

Reverse repurchase, securities borrowing, and similar arrangement	—	—	—	—	—	—
Total Financial Assets	$408,741	$29,613	$379,128	$14,364	$1,410	$363,354

(1)	Includes customer related and other derivatives

(2)	Includes mortgage banking derivatives

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(9) DERIVATIVES (continued)

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
June 30, 2013
Fair value hedges	$2,252	$—	$2,252	$—	$—	$2,252
Cash flow hedges	82,426	—	82,426	54,483	30,570	(2,627)
Other derivative activities(1)	262,839	38,911	223,928	140,772	48,972	34,184
Total derivatives subject to a master netting arrangement or similar arrangement	347,517	38,911	308,606	195,255	79,542	33,809
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	9,466	—	9,466	—	—	9,466
Total Derivatives Liabilities	$356,983	$38,911	$318,072	$195,255	$79,542	$43,275

Total Financial Liabilities	$356,983	$38,911	$318,072	$195,255	$79,542	$43,275

December 31, 2012
Fair value hedges	$11,458	$10,452	$1,006	$43	$901	$62
Cash flow hedges	120,844	6	120,838	11,320	110,327	(809)
Other derivative activities(1)	372,201	19,155	353,046	35,473	296,700	20,873
Total derivatives subject to a master netting arrangement or similar arrangement	504,503	29,613	474,890	46,836	407,928	20,126
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	3,364	—	3,364	—	—	3,364
Total Derivatives Liabilities	$507,867	$29,613	$478,254	$46,836	$407,928	$23,490

Reverse repurchase, securities borrowing, and similar arrangement	2,107,986	—	2,107,986	2,650,823	60,259	(603,096)
Total Financial Liabilities	$2,615,853	$29,613	$2,586,240	$2,697,659	$468,187	$(579,606)

(1)	Includes customer related and other derivatives

(2)	Includes mortgage banking derivatives

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(10) INCOME TAXES

Income tax provisions of $35.3 million and $138.0 million were recorded for the three-month and six-month periods ended June 30, 2013, respectively, compared to $33.3 million and $71.8 million for the corresponding periods in 2012. This resulted in an effective tax rate of 15.8% and 22.6% for the three-month and six-month periods ended June 30, 2013, respectively, compared to 15.3% and 14.8% for the corresponding periods in 2012. The higher tax rates in 2013 were primarily attributable to a higher level of pre-tax income and a tax benefit that was booked in 2012 for investment tax credits related to a direct-financing lease.

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

Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. The Company reviews the tax balances quarterly and, as new information becomes available, the balances are adjusted as appropriate. The Company is subject to ongoing tax examinations and assessments in various jurisdictions.

On June 17, 2009, the Company filed a lawsuit against the United States in Federal District Court seeking a refund of assessed taxes paid for tax years 2003-2005 related to two separate financing transactions with an international bank totaling $1.2 billion. As a result of these two financing transactions, the Company was subject to foreign taxes of $154.0 million during the years 2003 through 2005 and claimed a corresponding foreign tax credit for foreign taxes paid during those years, which the IRS disallowed. The IRS also disallowed the Company's deductions for interest expense and transaction costs, totaling $24.9 million in tax liability, and assessed interest and penalties totaling approximately $69.6 million. In 2006 and 2007, the Company was subject to an additional $87.6 million and $22.5 million of foreign taxes, respectively, as a result of the two financing transactions, and the Company's entitlement to foreign tax credits in these amounts will be determined by the outcome of the 2003-2005 litigation. In addition, the outcome of the litigation will determine whether the Company is subject to an additional tax liability of $49.8 million related to interest expense and transaction cost deductions, and whether it will be subject to $12.1 million in interest and $12.5 million in penalties for 2006 and 2007. The Company continues to believe that it is entitled to claim these foreign tax credits taken with respect to the transactions and also continues to believe that it is entitled to tax deductions for the related issuance costs and interest deductions based on tax laws. A trial date has been set in this litigation for October 7, 2013. The Company has recorded a receivable in Other assets for the amount of these payments, less a tax reserve of $96.9 million, as of June 30, 2013. On February 11, 2013, the U.S. Tax Court issued an adverse opinion in a case between the Bank of New York Mellon Corporation and the IRS involving a transaction with a structure similar to the Company's financing transaction. The Company has confidence in its position because, among other reasons, the Company will raise arguments and issues in its case that were not considered by the Tax Court. Bank of New York Mellon has indicated it intends to appeal the decision. The Company believes its reserve amount adequately provides for potential exposure to the IRS related to these items. As litigation progresses, it is reasonably possible changes in the reserve for uncertain tax positions could range from a decrease of $96.9 million to an increase of $296.0 million within the next 12 months.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11) ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)
The following table presents the components of accumulated other comprehensive income/(loss), net of related tax, for the three-month and six-month periods ended June 30, 2013 and 2012, respectively.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	For the Three-Month Period Ended June 30, 2013			March 31, 2013		June 30, 2013
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$6,457	$(2,568)	$3,889
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments (1)	17,160	(6,824)	10,336
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	23,617	(9,392)	14,225	$(68,345)	$14,225	$(54,120)

Change in unrealized gains on investment securities available-for-sale	(383,087)	149,370	(233,717)
Reclassification adjustment for net gains included in net income on non-OTTI securities (2)	(22,673)	8,841	(13,832)
Reclassification adjustment for net gains included in net income on OTTI securities (3)	63,630	(24,810)	38,820
Total reclassification adjustment for net gains included in net income	40,957	(15,969)	24,988
Net unrealized gains on investment securities available-for-sale	(342,130)	133,401	(208,729)	96,085	(208,729)	(112,644)

Pension and post-retirement actuarial gain/(loss)(4)	904	(355)	549	(26,167)	549	(25,618)

As of June 30, 2013	$(317,609)	$123,654	$(193,955)	$1,573	$(193,955)	$(192,382)

(1) Net losses reclassified into "Interest on borrowings and other debt obligations" in the Consolidated Statement of Operations for settlements of interest rate swap contracts designated as cash flow hedges.
(2) Net gains reclassified into "Net gain on sale of investment security sales" in the Consolidated Statement of Operations for the sale of available-for-sale securities.
(3) Unrealized losses previously recognized in accumulated other comprehensive income on securities for which OTTI was recognized during the period. See further discussion in Note 3.
(4) Included in the computation of net periodic pension costs.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11) ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	For the Six-Month Period Ended June 30, 2013			December 31, 2012		June 30, 2013
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$7,926	$(3,194)	$4,732
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments (1)	34,561	(14,239)	20,322
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	42,487	(17,433)	25,054	$(79,174)	$25,054	$(54,120)

Change in unrealized gains/(losses) on investment securities available-for-sale	(415,895)	162,388	(253,507)
Reclassification adjustment for net gains included in net income on non-OTTI securities (2)	(96,195)	38,014	(58,181)
Reclassification adjustment for net gains included in net income on OTTI securities (3)	63,630	(24,810)	38,820
Total reclassification adjustment for net gains included in net income	(32,565)	13,204	(19,361)
Net unrealized gains on investment securities available-for-sale	(448,460)	175,592	(272,868)	160,224	(272,868)	(112,644)

Pension and post-retirement actuarial gain/(loss) (4)	1,808	(710)	1,098	(26,716)	1,098	(25,618)

As of June 30, 2013	$(404,165)	$157,449	$(246,716)	$54,334	$(246,716)	$(192,382)

(1) Net losses reclassified into "Interest on borrowings and other debt obligations" in the Consolidated Statement of Operations for settlements of interest rate swap contracts designated as cash flow hedges.
(2) Net gains reclassified into "Net gain on sale of investment security sales" in the Consolidated Statement of Operations for the sale of available-for-sale securities.
(3) Unrealized losses previously recognized in accumulated other comprehensive income on securities for which OTTI was recognized during the period. See further discussion in Note 3.
(4) Included in the computation of net periodic pension costs.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11) ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	For the Three-Month Period Ended June 30, 2012			March 31, 2012		June 30, 2012
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$(12,283)	$3,858	$(8,425)
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments	23,750	(8,313)	15,437
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	11,467	(4,455)	7,012	$(103,791)	$7,012	$(96,779)

Change in unrealized gains/(losses) on investment securities available-for-sale	45,783	(15,643)	30,140
Total reclassification adjustment for net gains included in net income	(60,988)	21,346	(39,642)
Net unrealized gains/(losses) on investment securities available-for-sale	(15,205)	5,703	(9,502)	116,431	(9,502)	106,929

Pension and post-retirement actuarial gain/(loss)	929	(365)	564	(25,911)	564	(25,347)

As of June 30, 2012	$(2,809)	$883	$(1,926)	$(13,271)	$(1,926)	$(15,197)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(11) ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	For the Six-Month Period Ended June 30, 2012			December 31, 2011		June 30, 2012
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$(28,795)	$9,398	$(19,397)
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments	47,100	(16,486)	30,614
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	18,305	(7,088)	11,217	$(107,996)	$11,217	$(96,779)

Change in unrealized gains/(losses) on investment securities available-for-sale	106,849	(37,929)	68,920
Total reclassification adjustment for net gains included in net income	(76,532)	26,788	(49,744)
Net unrealized gains/(losses) on investment securities available-for-sale	30,317	(11,141)	19,176	87,753	19,176	106,929

Pension and post-retirement actuarial gain/(loss)	1,859	(731)	1,128	(26,475)	1,128	(25,347)

As of June 30, 2012	$50,481	$(18,960)	$31,521	$(46,718)	$31,521	$(15,197)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12) COMMITMENTS, CONTINGENCIES, AND GUARANTEES

Off-Balance Sheet Risk - Financial Instruments

In the normal course of business, the Company utilizes a variety of financial instruments with off-balance sheet risk to meet the financing needs of its customers and manage its exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, letters of credit, loans sold with recourse, forward contracts, and interest rate and cross currency swaps, caps and floors. These financial instruments may involve, to varying degrees, elements of credit, liquidity, and interest rate risk in excess of the amount recognized on the Consolidated Balance Sheet. The contractual or notional amounts of these financial instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit, letters of credit and loans sold with recourse is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. For forward contracts and interest rate swaps, caps and floors, the contract or notional amounts do not represent exposure to credit loss. The Company controls the credit risk of its forward contracts and interest rate swaps, caps and floors through credit approvals, limits and monitoring procedures. See Note 9 for discussion of all derivative contract commitments.

The following table details the amount of commitments for the periods indicated:

Other Commitments	June 30, 2013	December 31, 2012
	(in thousands)
Commitments to extend credit	$22,317,977	$23,155,424
Credit card lines of credit	810,618	790,174
Letters of credit	2,259,974	2,491,757
Loans sold with recourse and credit enhancement features	233,593	192,992
Commitments to sell loans	188,899	177,398
Total commitments	$25,811,061	$26,807,745

Commitments to Extend Credit

Commitments to extend credit generally have fixed expiration dates, are variable rate, and contain clauses that permit the Company to terminate or otherwise renegotiate the contracts in the event of a significant deterioration in the customer’s credit quality. These arrangements normally require the payment of a fee by the customer, the pricing of which is based on prevailing market conditions, credit quality, probability of funding, and other relevant factors. Since many of these commitments are expected to expire without being drawn upon, the contract amounts are not necessarily indicative of future cash requirements.

The following table details the amount of commitments to extend credit expiring per period as of June 30, 2013:

	June 30, 2013	December 31, 2012
	(in thousands)
Less than 1 year	$4,303,574	$7,146,080
Over 1 year to 3 years	3,583,462	4,615,613
Over 3 years to 5 years	7,946,381	7,972,885
Over 5 years	6,484,560	3,420,846
Total	$22,317,977	$23,155,424

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12) COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Credit Card Lines of Credit

Such commitments arise primarily from agreements with customers for unused lines of credit on credit cards, provided there is no violation of conditions in the underlying agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualification.

Letters of Credit

The Company’s letters of credit meet the definition of a guarantee. Letters of credit commit us to make payments on behalf of our customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 0.96 years. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company has various forms of collateral, including real estate assets and other customer business assets. The maximum undiscounted exposure related to these commitments at June 30, 2013 was $2.3 billion, and the approximate value of the underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $0.7 billion. The fees related to letters of credit are deferred and amortized over the life of the commitment. These fees were immaterial to the Company’s financial statements at June 30, 2013. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been the Company’s experience to date. As of June 30, 2013 and December 31, 2012, the liability related to these letters of credit was $128.4 million and $138.7 million, respectively, which is recorded within the reserve for unfunded commitments in Other Liabilities on the Consolidated Balance Sheet. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and lease portfolio. Also included within the reserve for unfunded commitments at June 30, 2013 and December 31, 2012 were lines of credit outstanding of $81.6 million and $71.3 million, respectively.

The following table details the amount of letters of credit expiring per period as of June 30, 2013:

	June 30, 2013	December 31, 2012
	(in thousands)
Less than 1 year	$1,656,577	1,808,744
Over 1 year to 3 years	399,557	481,867
Over 3 years to 5 years	197,808	147,931
Over 5 years	6,032	53,215
Total	$2,259,974	2,491,757

Loans Sold with Recourse

The Company has loans sold with recourse that meet the definition of a guarantee. For loans sold with recourse under the terms of its multi-family sales program with the FNMA, the Company retained a portion of the credit risk associated with such loans. The unpaid principal balance outstanding of loans sold with these programs was $5.8 billion as of June 30, 2013 and $7.5 billion as of December 31, 2012. As a result of its agreement with the FNMA, the Company retained a 100% first loss position on each multi-family loan sold to the FNMA until the earlier to occur of (i) the aggregate approved losses on multi-family loans sold to the FNMA reaching the maximum loss exposure for the portfolio as a whole of $159.5 million as of June 30, 2013 and $160.0 million as of December 31, 2012 or (ii) until all of the loans sold to the FNMA under this program are fully paid off. Any losses sustained as a result of impediments in standard representations and warranties would be in addition to the maximum loss exposure.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12) COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

The Company has established a liability which represents the fair value of the retained credit exposure. This liability represents the amount the Company estimates it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses that the portfolio is projected to incur based upon internal specific information and an industry-based default curve with a range of estimated losses. At June 30, 2013 and December 31, 2012, SHUSA had $85.6 million and $122.7 million of reserves classified in accrued expenses and payables on the Consolidated Balance Sheet related to the fair value of the retained credit exposure for loans sold to the FNMA under this program. The Company's commitment will expire in March 2039 based on the maturity of the loans sold with recourse. Losses sustained by the Company may be offset, or partially offset, by proceeds resulting from the disposition of the underlying mortgaged properties. Approval from the FNMA is required for all transactions related to the liquidation of properties underlying the mortgages.

Additionally, during the period of 1999-2002, residential mortgage loans were sold with recourse and credit enhancement features to FNMA and FHLMC. The remaining unpaid principal balance of these loans was $74.1 million and $83.0 million at June 30, 2013 and December 31, 2012, respectively. The Company has posted collateral in the amount of $0.9 million at June 30, 2013 and December 31, 2012, respectively, to be utilized for any losses incurred related to these loans.

Commitments to sell loans

The Company enters into forward contracts relating to its mortgage banking business to hedge the exposures from commitments to make new residential mortgage loans with existing customers and from mortgage loans classified as LHFS. These contracts mature in less than one year.

Representation and Warranty
In the ordinary course of business, the Company sells residential loans on a non-recourse basis to certain government-sponsored entities ("GSEs") and private investors. In connection with these sales, the Company has entered into agreements containing various representations and warranties about, among other things, the ownership of the loans, the validity of the liens securing the loans, the loans' compliance with any applicable loan criteria established by the GSEs and the private investors, including underwriting standards and the ongoing existence of mortgage insurance, the absence of delinquent taxes or liens against the property securing the loans and the loans' compliance with applicable federal, state, and local laws. Breaches of these representations and warranties may require the Company to repurchase the mortgage loan or, if the loan has been foreclosed, the underlying collateral, or otherwise make whole or provide other remedies to the GSEs and the private investors.
The activity in the Company's representation and warranties reserves for the three-month and six-month periods ended June 30, 2013 and June 30, 2012, respectively, was as follows (in thousands):

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Beginning Balance	$50,707	$12,247	$50,662	$12,273
Provision	8,970	11,653	15,793	13,773
Recoveries	—	436	—	436
Charge-offs	(3,456)	(5,000)	(10,234)	(7,146)
Ending Balance	$56,221	$19,336	$56,221	$19,336

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12) COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Within the last year we have experienced elevated levels of residential mortgage repurchase demands, and we expect these levels to continue. During the past four quarters, we have seen a 20% increase in repurchase demands compared to the average of the prior five quarters. The past four quarters had average repurchase demands of $14.5 million, while the five previous quarters had average repurchase demands of $12.1 million. Management believes our repurchase liability appropriately reflects the estimated probable losses on repurchase claims for all loans sold and outstanding as of June 30, 2013. In making these estimates, we consider the losses we expect to incur over the lives of the loans sold.  The repurchase liability is recorded within "Accrued expenses and payables" on the Consolidated Balance Sheet and the related income statement activity is recorded in "Mortgage banking revenue" on the Consolidated Statement of Operations.

Other Off-Balance Sheet Risk

Other off-balance sheet risk stems from financial instruments that do not meet the definition of guarantees as specified in applicable accounting guidance, and from other relationships which include items such as indemnifications provided in the ordinary course of business and intercompany guarantees.
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

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether such matter presents a loss contingency that is probable and estimable, at which time an accrued liability is established with respect to such loss contingency. The Company continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. For certain legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses. For other matters for which a loss is probable or reasonably possible, such an estimate is not possible. Excluding the matters discussed below, management currently estimates that it is reasonably possible that the Company could incur losses in an aggregate amount of up to approximately $60.0 million in excess of the accrued liability, if any, with it also being reasonably possible that the Company could incur no such losses in these matters. This estimated range of reasonably possible losses represents the estimate of possible losses over the life of such legal matters, which may span an indeterminable number of years, and is based on information available as of June 30, 2013.

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

Foreclosure Matters

On April 13, 2011, the Bank consented to the issuance of a consent order by the Bank's previous primary federal banking regulator, the Office of Thrift Supervision (the “OTS”), as part of an interagency horizontal review of foreclosure practices at 14 mortgage servicers. Upon its conversion to a national bank on January 26, 2012, the Bank entered into a stipulation consenting to the issuance of a consent order (the "Order") by the OCC, which contains the same terms as the OTS consent order.

On January 7, 2013, the Bank and nine other mortgage servicing companies subject to enforcement actions for deficient practices in mortgage loan servicing and foreclosure processing reached an agreement in principle with the OCC and the FRB to make cash payments and provide other assistance to borrowers. On February 28, 2013, the agreements were finalized with all ten mortgage servicing companies, including the Bank. Other assistance includes reductions of principal on first and second liens, payments to assist with short sales, deficiency balance waivers on past foreclosures and short sales, and forbearance assistance for unemployed homeowners. As of January 24, 2013, twelve other mortgage servicing companies subject to enforcement action for deficient practices in mortgage loan servicing and foreclosure processes also reached an agreement with the OCC or the FRB, as applicable.

As a result of the agreement, the participating servicers, including the Bank, have ceased their independent foreclosure reviews, which involved case-by-case reviews, and replaced them with a broader framework allowing eligible borrowers to receive compensation in a more timely manner. This arrangement has not eliminated all of the Company's risks associated with foreclosures, since it does not protect the Bank from potential individual borrower claims, class actions lawsuits, actions by state attorneys general, or actions by the Department of Justice or other regulators. In addition, all of the other terms of the Order are still in effect.

Under the agreement, the Bank paid $6.2 million into a remediation fund, the majority of which has been distributed to borrowers, and will engage in mortgage modifications over the next two years in an aggregate principal amount of $9.9 million. In return, the OCC waived any civil money penalties that could have been assessed against the Bank. From January 7, 2013 through May 31, 2013, the Company completed loss mitigation activities with our borrowers in respect of approximately $90.0 million of loan principal balances. The Company is currently working with the OCC to determine how much of these activities can be applied against our settlement requirements and management believes the $9.9 million requirement will be fulfilled by December 31, 2013.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(12) COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

The Bank is 0.17% of the total $9.3 billion settlement among the banks and is the smallest participant in the agreement. The total $16.1 million related to the remediation fund and mortgage modifications was recognized in Other expense in the Consolidated Statement of Operations during the fourth quarter of 2012. The Bank expects any additional operating expenses for implementing these standards not to be material.

Excluding the costs above, the Company incurred $0.3 million and $1.0 million of costs during the three-month and six-month periods ended June 30, 2013, respectively, and $17.1 million and $26.9 million of costs during the three-month and six-month periods ended June 30, 2012, respectively, relating to compliance with the Order and the settlement agreement.

Other

Refer to Note 10 for disclosure regarding the lawsuit filed by the Company against the IRS/United States. In addition to the proceedings described above and the litigation described in Note 10 above, the Company in the normal course of business is subject to various other pending and threatened legal proceedings in which claims for monetary damages and other relief are asserted. The Company does not anticipate at the present time that the ultimate aggregate liability, if any, arising out of such other legal proceedings will have a material effect on its financial position. However, the Company cannot now determine whether any claims asserted against it, whether in the proceedings described above, the matter described in Note 10 above, or otherwise, will have a material effect on its results of operations in any future reporting period, which will depend on, among other things, the amount of any loss resulting from the claim and the amount of income otherwise reported for the reporting period.

(13) RELATED PARTY TRANSACTIONS

The Company has various debt agreements with Santander. For a listing of these debt agreements, see the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

The Company has $2.0 billion of public securities consisting of various senior note obligations, trust preferred securities obligations and preferred stock issuances. Santander owned approximately 30.1% of these securities as of June 30, 2013.

The Company has entered into derivative agreements with Santander and Abbey National PLC with notional values of $3.1 billion and $2.9 billion, respectively, as of June 30, 2013, which consist primarily of swap agreements to hedge interest rate risk and foreign currency exposure. As of December 31, 2012, such agreements with Santander and Abbey National PLC had notional values of $3.5 billion and $1.0 billion, respectively.

In 2006, Santander provided confirmation of standby letters of credit issued by the Bank. During the six-month periods ended June 30, 2013 and 2012, the average unfunded balance outstanding under these commitments was $70.5 million and $276.5 million, respectively. The Bank paid approximately $0.1 million in fees to Santander in both the three-month and six-month periods ended June 30, 2013, respectively, in connection with these commitments, compared to $1.0 million and $2.1 million in fees in the corresponding periods in the prior year.

SHUSA has a $500 million line of credit with Santander that began in November 2012. There was no activity during the six-month period ended June 30, 2013 or the corresponding period in 2012 related to this line of credit.

In addition, during the three-month and six-month periods ended June 30, 2013, respectively, the Company paid $1.4 million in rental payments to Santander. There were no material rental payments made in connection with this agreement during the corresponding periods in 2012.

In the ordinary course of business, certain directors and executive officers of the Company became indebted to the Company in the form of loans for various business and personal interests. The outstanding balance of these loans was $9.0 million and $6.5 million at June 30, 2013 and December 31, 2012, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(13) RELATED PARTY TRANSACTIONS (continued)

The Company and its affiliates have entered into various service agreements with Santander and its affiliates. Each of the agreements was made in the ordinary course of business and on market terms. The agreements include the following:

•
NW Services Co., a Santander affiliate doing business as Aquanima, is under contract with the Bank to provide procurement services, with fees paid in the three-month and six-month periods ended June 30, 2013 in the amount of $0.8 million and $1.7 million, respectively, compared to $0.9 million and $2.0 million for the corresponding periods in 2012. There were no payables in connection with this agreement at June 30, 2013 or December 31, 2012, respectively. The fees related to this agreement are recorded in “Outside services” in the Consolidated Statement of Operations.

•
Geoban, S.A., a Santander affiliate, is under contract with the Bank to provide services in connection with debit card disputes and claims support, and consumer and mortgage loan set-up and review, with fees paid in the three-month and six-month periods ended June 30, 2013 in the amount of $4.4 million and $9.3 million, respectively, compared to $12.0 million and $13.1 million for the corresponding periods in 2012. In addition, as of June 30, 2013 and December 31, 2012, the Company had payables with Geoban, S.A. in the amounts of $0.2 million and $2.3 million, respectively. The fees related to this agreement are recorded in “Outside services” in the Consolidated Statement of Operations.

•
Ingenieria de Software Bancario S.L., a Santander affiliate, is under contract with the Bank to provide information technology development, support and administration, with fees paid in the three-month and six-month periods ended June 30, 2013 in the amount of $32.0 million and $72.7 million, respectively, compared to $48.5 million and $70.4 million for the corresponding periods in 2012. In addition, as of June 30, 2013 and December 31, 2012, the Company had payables with Ingenieria De Software Bancario S.L. in the amounts of $7.6 million and $27.9 million, respectively. The fees related to this agreement are capitalized in "Premises and equipment" on the Consolidated Balance Sheet.

•
Produban Servicios Informaticos Generales S.L., a Santander affiliate, is under contract with the Bank to provide professional services, and administration and support of information technology production systems, telecommunications and internal/external applications, with fees paid in the three-month and six-month periods ended June 30, 2013 in the amount of $24.8 million and $42.5 million, respectively, compared to $33.6 million and $51.3 million for the corresponding periods in 2012. In addition, as of June 30, 2013 and December 31, 2012, the Company had payables with Produban Servicios Informaticos Generales S.L. in the amounts of $5.0 million and $5.3 million, respectively. The fees related to this agreement are recorded in “Occupancy and equipment expenses” and "Technology expense" in the Consolidated Statement of Operations.

•
Santander Back-Offices Globales Mayoristas S.A., a Santander affiliate, is under contract with the Bank to provide logistical support for the Bank’s derivative and hedging transactions and programs. In the three-month and six-month periods ended June 30, 2013, fees in the amounts of $0.1 million and $0.2 million, respectively were paid to Santander Back-Offices Globales Mayoristas S.A. with respect to this agreement, compared to fees in the amounts of $0.1 million and $0.2 million for the corresponding periods in 2012. There were no payables in connection with this agreement at June 30, 2013 or December 31, 2012. The fees related to this agreement are recorded in “Outside services” in the Consolidated Statement of Operations.

•
Santander Global Facilities (“SGF”), a Santander affiliate, is under contract with the Bank to provide (i) administration and management of employee benefits and payroll functions for the Bank and other affiliates, including employee benefits and payroll processing services provided by third party vendors sponsored by SGF, and (ii) property management and related services. In the three-month and six-month periods ended June 30, 2013, fees in the amounts of $2.9 million and $5.6 million were paid to SGF with respect to this agreement, compared to $2.2 million and $4.9 million for the corresponding periods in 2012. There were no payables in connection with this agreement at June 30, 2013 or December 31, 2012. The fees related to this agreement are recorded in “Outside services” in the Consolidated Statement of Operations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(13) RELATED PARTY TRANSACTIONS (continued)

•
Santander Securities LLC, a Santander affiliate, is under contract with the Bank to provide integrated services and conduct broker-dealer activities and insurance services. Santander Securities collects amounts due from customers on behalf of the Bank and remits those amounts net of fees. As of June 30, 2013, the Company had receivables with Santander Securities LLC in the amount of $4.6 million, compared to $3.9 million as of December 31, 2012. There were no payables in connection with this agreement at June 30, 2013 or December 31, 2012.

•
During the three-month and six-month periods ended June 30, 2013, the Company recorded expenses of $4.4 million and $9.4 million, respectively, related to transactions with SCUSA. During the three-month and six-month periods ended June 30, 2012, the Company recorded expenses of $7.3 million and $14.7 million, respectively, related to transactions with SCUSA. In addition, as of June 30, 2013 and December 31, 2012, the Company had receivables and prepaid expenses with SCUSA in the amounts of $49.7 million and $59.2 million, respectively, and payables to SCUSA in the amounts of $3.9 million and $4.5 million. The activity is primarily related to SCUSA's servicing of certain outstanding Sovereign loan portfolios and dividends paid by SCUSA to SHUSA.

•	On June 28, 2013, the Bank entered into a servicing and sourcing agreement with SCUSA for Chrysler dealer lending opportunities, where SCUSA will provide servicing on loans originated by the Bank.

(14) FAIR VALUE

General

As of June 30, 2013, $14.7 billion of the Company’s total assets consisted of financial instruments measured at fair value on a recurring basis, including financial instruments for which the Company elected the fair value option. Approximately $9.9 million of these financial instruments were measured using quoted market prices for identical instruments or Level 1 inputs. Approximately $14.5 billion of these financial instruments were measured using valuation methodologies involving market-based and market-derived information, or Level 2 inputs. Approximately $192.5 million of these financial instruments were measured using model-based techniques, or Level 3 inputs, and represented approximately 1.3% of total assets measured at fair value and approximately 0.2% of total consolidated assets.

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

•
Level 3 - Assets or liabilities for which significant valuation assumptions are not readily observable in the market; and instruments valued based on the best available data, some of which is internally developed and considers risk premiums that a market participant would require. Fair value is estimated using unobservable inputs that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities may include financial instruments whose value is determined using pricing services, pricing models with internally developed assumptions, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14) FAIR VALUE (continued)

Assets and liabilities measured at fair value, by their nature, result in a higher degree of financial statement volatility. When available, the Company attempts to use quoted market prices or matrix pricing in active markets to determine fair value and classifies such items as Level 1 or Level 2 assets or liabilities. If quoted market prices in active markets are not available, fair value is determined using third-party broker quotes and/or discounted cash flow models incorporating various assumptions including interest rates, prepayment speeds and credit losses. Assets and liabilities valued using broker quotes and/or discounted cash flow models are classified as either Level 2 or Level 3, depending on the lowest level classification of an input that is considered significant to the overall valuation.

The Company values assets and liabilities based on the principal market on which each would be sold (in the case of assets) or transferred (in the case of liabilities). The principal market is the forum with the greatest volume and level of activity. In the absence of a principal market, the valuation is based on the most advantageous market. In the absence of observable market transactions, the Company considers liquidity valuation adjustments to reflect the uncertainty in pricing the instruments. The fair value of a financial asset is measured on a stand-alone basis and cannot be measured as a group, with the exception of certain financial instruments held and managed on a net portfolio basis. In measuring the fair value of a nonfinancial asset, the Company assumes the highest and best use of the asset by a market participant, not just the intended use, to maximize the value of the asset. The Company also considers whether any credit valuation adjustments are necessary based on the counterparty's credit quality.

Any models used to determine fair values or validate dealer quotes based on the descriptions below are subject to review and testing as part of the Company's model validation and internal control testing processes.

The Bank's Market Risk Department is responsible for determining and approving the fair values of all assets and liabilities valued at fair value, including our Level 3 assets and liabilities. Price validation procedures are performed and the results are reviewed for Level 3 assets and liabilities by the Market Risk Department. Price validation procedures performed for these assets and liabilities can include comparing current prices to historical pricing trends by collateral type and vintage, comparing prices by product type to indicative pricing grids published by market makers, and obtaining corroborating dealer prices for significant securities.

The Company reviews the assumptions utilized to determine fair value on a quarterly basis. Any changes in methodologies or significant inputs used in determining fair values are further reviewed to determine if a change in fair value level hierarchy has occurred. Transfers in and out of Levels 1, 2 and 3 are considered to be effective as of the end of the quarter in which they occur.

There were no transfers between Levels 1, 2 and 3 during the three- and six-month periods ended June 30, 2013 for any assets or liabilities valued at fair value on a recurring basis. During the Company's review of its investment portfolio performed during the first three months of 2012, the Company transferred its collateralized loan obligation securities ("CLOs"), which are asset-backed securities, from Level 2 to Level 3 due to the lack of price transparency in connection with its limited trading activity. The CLOs are valued using a third-party pricing service. Late in the third quarter of 2012, the Company changed its third-party pricing indications from an issuing broker to a pricing service, as the new provider is able to provide a more precise and market-driven valuation for these types of investments. During the Company's review of valuation methodologies in the fourth quarter of 2012, it was determined that the pricing techniques utilized by the provider would be considered Level 2. Therefore, during the fourth quarter of 2012, CLOs were transferred back to Level 2 from Level 3.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14) FAIR VALUE (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of June 30, 2013 and December 31, 2012.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2013
	(in thousands)
Financial assets:
US Treasury and government agency securities	$—	$9,497	$—	$9,497
Corporate debt	—	2,127,758	—	2,127,758
Asset-backed securities	—	2,003,789	54,369	2,058,158
Equity Securities	9,857	—	—	9,857
State and municipal securities	—	1,996,324	—	1,996,324
Mortgage backed securities	—	7,623,972	—	7,623,972
Total investment securities available-for-sale	9,857	13,761,340	54,369	13,825,566
Loans held for sale	—	454,262	—	454,262
Mortgage servicing rights	—	—	138,141	138,141
Derivatives:
Fair value	—	2,585	—	2,585
Cash Flow	—	4,276	—	4,276
Mortgage banking forward sell commitments	—	36,996	—	36,996
Customer related	—	256,414	—	256,414
Foreign exchange	—	8,128	—	8,128
Mortgage servicing	—	354	—	354
Other	—	2,089	19	2,108
Total financial assets	$9,857	$14,526,444	$192,529	$14,728,830
Financial liabilities:
Derivatives:
Fair value	$—	$2,252	$—	$2,252
Cash flow	—	82,426	—	82,426
Mortgage banking interest rate lock commitments	—	—	9,466	9,466
Customer related	—	236,951	—	236,951
Total return swap	—	—	357	357
Foreign exchange	—	7,486	—	7,486
Mortgage servicing	—	304	—	304
Other	—	17,576	165	17,741
Total financial liabilities	$—	$346,995	$9,988	$356,983

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14) FAIR VALUE (continued)
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may be required to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. GAAP from time to time. These adjustments to fair value usually result from application of lower-of-cost-or-fair value accounting or certain impairment measures. At June 30, 2013, assets measured at fair value on a nonrecurring basis that were still held on the balance sheet were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
June 30, 2013
Impaired loans held for investment (1)	$—	$424,082	$216,910	$640,992
Foreclosed assets (2)	—	38,468	—	38,468

December 31, 2012
Impaired loans held for investment (1)	$—	$506,637	$40,674	$547,311
Foreclosed assets (2)	—	39,904	—	39,904

(1)
Represents recorded investment of impaired commercial loans and certain consumer loans for which the Company periodically records nonrecurring adjustments of collateral-dependent loans measured for impairment when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Appraisals are obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties, which are considered Level 2 inputs. Loans for which the value of the underlying collateral is determined using a combination of real estate appraisals, field exams and internal calculations are considered Level 3 inputs. The inputs in the internal calculations include the loan balance, estimation of the collectability of the underlying receivables held by the customer used as collateral, sale and liquidation value of the inventory held by the customer used as collateral, and historical loss-given-default parameters. In cases in which the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized.

(2)
Represents the recorded investment in assets taken in foreclosure of defaulted loans, and is primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace.

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Consolidated Statements of Operations relating to assets held at period-end. All balances are presented in thousands.

	Statement of Operations Location	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
		2013	2012	2013	2012
Impaired loans held for investment	Provision for credit losses	$(29,756)	$20,021	$(14,324)	$36,878
Foreclosed assets	Other administrative expense	(860)	(1,399)	(2,404)	(3,073)
		$(30,616)	$18,622	$(16,728)	$33,805

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14) FAIR VALUE (continued)

Level 3 Rollforward for Recurring Assets and Liabilities

The tables below present the changes in all Level 3 balances for the three-month and six-month periods ended June 30, 2013 and 2012, respectively. All balances are presented in thousands.

Three-Month Period Ended June 30, 2013
	Investments Available-for-Sale	Mortgage Servicing Rights	Derivatives	Total
Asset Balance, March 31, 2013	$44,818	$109,163	$11,022	$165,003
Gains/(losses) in other comprehensive income	9,968	—	—	9,968
Gains/(losses) in earnings	—	23,270	(21,098)	2,172
Issuances	—	10,874	—	10,874
Settlements(1)	(417)	(5,166)	107	(5,476)
Asset/(Liability) Balance, June 30, 2013	$54,369	$138,141	$(9,969)	$182,541
Changes in unrealized gains (losses) included in earnings related to balances still held at June 30, 2013	$—	$23,270	$50	$23,320

Six-Month Period Ended June 30, 2013
	Investments Available-for-Sale	Mortgage Servicing Rights	Derivatives	Total
Balance, December 31, 2012	$43,374	$92,512	$14,722	$150,608
Gains/(losses) in other comprehensive income	11,824	—	—	11,824
Gains/(losses) in earnings	—	33,366	(24,901)	8,465
Issuances	—	24,046	—	24,046
Settlements(1)	(829)	(11,783)	210	(12,402)
Asset/(Liability) Balance, June 30, 2013	$54,369	$138,141	$(9,969)	$182,541
Changes in unrealized gains (losses) included in earnings related to balances still held at June 30, 2013	$—	$33,366	$(33)	$33,333

(1)	Settlements include prepayments, paydowns and maturities.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14) FAIR VALUE (continued)

Three-Month Period Ended June 30, 2012
	Investments Available-for-Sale	Mortgage Servicing Rights	Derivatives	Total
Asset Balance, March 31, 2012	$625,023	$106,587	$3,689	$735,299
Gains/(losses) in other comprehensive income	(2,921)	—	—	(2,921)
Gains/(losses) in earnings	(50)	(20,896)	7,602	(13,344)
Purchases	148,000	—	—	148,000
Sales	(20,000)	—	—	(20,000)
Settlements(1)	(359)	—	—	(359)
Amortization	—	(161)	—	(161)
Asset Balance, June 30, 2012	$749,693	$95,536	$11,291	$856,520
Changes in unrealized gains (losses) included in earnings related to balances still held at June 30, 2012	$—	$(20,984)	$391	$(20,593)

Six-Month Period Ended June 30, 2012
	Investments Available-for-Sale	Mortgage Servicing Rights	Derivatives	Total
Asset Balance, December 31, 2011	$52,315	$91,686	$1,143	$145,144
Gains/(losses) in other comprehensive income	(6,283)	—	—	(6,283)
Gains/(losses) in earnings	(50)	(19,070)	10,148	(8,972)
Purchases	148,000	—	—	148,000
Issuances	—	23,443	—	23,443
Sales	(20,000)	—	—	(20,000)
Settlements(1)	(749)	—	—	(749)
Amortization	—	(523)	—	(523)
Transfers into/out of level 3	576,460	—	—	576,460
Asset Balance, June 30, 2012	$749,693	$95,536	$11,291	$856,520
Changes in unrealized gains (losses) included in earnings related to balances still held at June 30, 2012	$—	$(19,158)	$4,527	$(14,631)

(1)	Settlements include prepayments, paydowns and maturities.

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

The vendors the Company uses provide pricing services on a global basis. The Company monitors and validates the reliability of vendor pricing on an ongoing basis, which can include pricing methodology reviews, performing detailed reviews of the assumptions and inputs used by the vendor to price individual securities, and price validation testing. Price validation testing is performed independent of the risk-taking function and can include corroborating the prices received from third-party vendors with prices from another third-party source, reviewing valuations of comparable instruments, comparison to internal valuations, or by reference to recent sales of similar securities. Securities not priced by one of the pricing vendors may be valued using a dealer quote.

Actively traded quoted market prices for investment securities available-for-sale, such as government agency bonds, corporate debt, and state and municipal securities, are not readily available. The Company's principal markets for its investment securities are the secondary institutional markets with an exit price that is predominantly reflective of bid level pricing in these markets. The third-party vendors use a variety of methods when pricing securities that incorporate relevant market data to arrive at an estimate of what a buyer in the marketplace would pay for a security under current market conditions.

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

Certain of the Company's investments in asset-backed securities are valued based on their amortized cost, which is determined to be equal to the fair value of the securities. These securities have been classified as Level 2, as an active market does not exist for these securities; however, observable inputs, such as rate of return on each of the programs and observable yield curves, do exist.

The Company's equity securities are priced using net asset value per share, since the price is unadjusted. These investments are, therefore, considered Level 1.

The Company’s Level 3 investment assets are comprised of a sale-leaseback security. This investment is thinly traded, and the Company determined the estimated fair value of this security by evaluating pricing information from a combination of sources such as third-party pricing services, third-party broker quotes for certain securities and other independent third-party valuation sources. These quotes are benchmarked against similar securities that are more actively traded to assess the reasonableness of the estimated fair value. The fair market value estimate assigned to this security assumes liquidation in an orderly fashion and not under distressed circumstances. Significant unobservable inputs include third-party quotes and pricing on comparable securities that are more actively traded, as well as management-determined comparability adjustments. Significant increases (decreases) in any of those inputs in isolation would result in a significantly higher (lower) fair value measurement.

Gains and losses on investments are recognized in the Consolidated Statements of Operations through “Net gain on sale of investment securities.”

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

Gains and losses on MSRs are recognized on the Consolidated Statements of Operations through “Mortgage Banking Income.”

Listed below are the most significant inputs that are utilized by the Company in the evaluation of residential MSRs:

•	A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $4.5 million and $8.8 million, respectively, at June 30, 2013.

•	A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $5.8 million and $11.0 million, respectively, at June 30, 2013.

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

The Company incorporates credit valuation adjustments in the fair value measurement of its derivatives to reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurement of its derivatives. In adjusting the fair value of its derivative contracts for the effect of nonperformance risk, the Company has considered the impact of netting and any applicable credit enhancements, such as collateral postings and guarantees.

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

Gains and losses related to derivatives affect various line items in the Consolidated Statements of Operations. See Note 9 for a discussion of derivatives activity.

Level 3 Inputs - Significant Recurring Assets and Liabilities

The following table presents quantitative information about the significant unobservable inputs within significant Level 3 recurring assets and liabilities. All balances are presented in thousands.

	Fair Value at June 30, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)

Financial Assets:
Sale-lease back securities	$54,369	Consensus Pricing (1)	Offered quotes (3)	137.8%

Mortgage servicing rights	$138,141	Discounted Cash Flow	Prepayment rate (CPR) (5)	0.21% - 43.59% (8.18%)
			Discount Rate (6)	10.7%
Financial Liabilities :
Mortgage banking interest rate lock commitments	$9,466	Discounted Cash Flow	Pull through percentage (4)	80.92%
			MSR value (2)	0.63% - 0.95% (.89%)
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14) FAIR VALUE (continued)

Fair Value of Financial Instruments

	June 30, 2013
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$3,819,095	$3,819,095	$3,819,095	$—	$—
Available-for-sale investment securities	13,825,566	13,825,566	9,857	13,761,340	54,369
Debentures of FHLB, FNMA and FHLMC	19,767	20,000	—	20,000	—
Loans held for investment, net	48,973,471	48,321,837	—	424,082	47,897,755
Loans held for sale	454,262	454,262	—	454,262	—
Restricted Cash	134,180	134,180	134,180	—	—
Mortgage servicing rights	138,141	138,141	—	—	138,141
Derivatives	310,861	310,861	—	310,842	19

Financial liabilities:
Deposits	49,728,758	49,842,837	39,207,064	10,635,773	—
Borrowings and other debt obligations	13,870,635	15,035,155	—	15,035,155	—
Derivatives	356,983	356,983	—	346,995	9,988

	December 31, 2012
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$2,220,811	$2,220,811	$2,220,811	$—	$—
Available-for-sale investment securities	18,684,020	18,684,020	5,216	18,635,430	43,374
Debentures of FHLB, FNMA and FHLMC	19,672	20,000	—	20,000	—
Loans held for investment, net	51,375,442	50,682,773	—	506,637	50,176,136
Loans held for sale	843,442	843,442	—	843,442	—
Restricted Cash	488,455	488,455	488,455	—	—
Mortgage servicing rights	92,512	92,512	—	—	92,512
Derivatives	408,741	408,741	—	393,256	15,485

Financial liabilities:
Deposits	50,790,038	50,931,010	38,121,149	12,809,861	—
Borrowings and other debt obligations	19,264,206	20,632,540	—	20,632,540	—
Derivatives	507,867	507,867	—	507,104	763

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(14) FAIR VALUE (continued)

Valuation Processes and Techniques - Financial Instruments

The preceding tables present disclosures about the fair value of the Company's financial instruments. Those fair values for certain instruments are presented based upon subjective estimates of relevant market conditions at a specific point in time and information about each financial instrument. In cases in which quoted market prices are not available, fair values are based on estimates using present value or other valuation techniques. These techniques involve uncertainties resulting in variability in estimates affected by changes in assumptions and risks of the financial instruments at a certain point in time. Therefore, the derived fair value estimates presented above for certain instruments cannot be substantiated by comparison to independent markets. In addition, the fair values do not reflect any premium or discount that could result from offering for sale at one time an entity’s entire holding of a particular financial instrument, nor does it reflect potential taxes and the expenses that would be incurred in an actual sale or settlement. Accordingly, the aggregate fair value amounts presented above do not represent the underlying value of the Company.

The following methods and assumptions were used to estimate the fair value of each class of financial instruments not measured at fair value on the Consolidated Balance Sheet:

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

As of June 30, 2013 and December 31, 2012, the Company had $134.2 million and $488.5 million, respectively, of restricted cash. Restricted cash is related to cash restricted for investment purposes, cash posted for collateral purposes and cash advanced for loan purchases. Cash and cash equivalents, including restricted cash, have maturities of three months or less and, accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

Debentures of FHLB, FNMA, and FHLMC

Other investments include debentures of the FHLB, FNMA and FHLMC. The related fair value measurements have generally been classified as Level 2, as carrying value approximates fair value.

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

Deposits

The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, interest-bearing demand deposit accounts, savings accounts and certain money market accounts, is equal to the amount payable on demand and does not take into account the significant value of the cost advantage and stability of the Company’s long-term relationships with depositors. The fair value of fixed-maturity certificates of deposit is estimated by discounting cash flows using currently offered rates for deposits of similar remaining maturities. The related fair value measurements have generally been classified as Level 1 for core deposits, as the carrying value approximates fair value due to the short-term nature of the liabilities. All other deposits are considered to be Level 2.

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

Commitments to extend credit and standby letters of credit

Commitments to extend credit and standby letters of credit includes the value of unfunded lending commitments and standby letters of credit as well as the recorded liability for probable losses. The Company’s pricing of such financial instruments is based largely on credit quality and relationship, probability of funding and other requirements. Loan commitments often have fixed expiration dates and contain termination and other clauses which provide relief from funding in the event of significant deterioration in the credit quality of the customer. The rates and terms of the Company’s loan commitments and letters of credit are competitive with other financial institutions operating in markets served by the Company.

The liability for probable losses is estimated by analyzing unfunded lending commitments and standby letters of credit for commercial customers and segregating by risk according to the Company's internal risk rating scale. These risk classifications, in conjunction with an analysis of historical loss experience, current economic conditions and performance trends within specific portfolio segments, and any other pertinent information, result in the estimation of the reserve for probable losses.

These instruments and the related reserve are classified as Level 3. The Company believes that the carrying amounts, which are included in other liabilities, are reasonable estimates of the fair value of these financial instruments.

Fair Value Option for Financial Assets and Financial Liabilities

LHFS

The Company adopted the fair value option on residential mortgage loans classified as held for sale, which allows the Company to record the mortgage loan held-for-sale portfolio at fair market value versus the lower of cost, net of deferred fees, deferred origination costs and effects of hedge accounting, or market. The Company economically hedges its residential LHFS portfolio with forward sale agreements, which are reported at fair value. A lower of cost or market accounting treatment would not allow the Company to record the excess of the fair market value over book value, but would require the Company to record the corresponding reduction in value on the hedges. Both the loans and related hedges are carried at fair value, which reduces earnings volatility, as the amounts more closely offset, particularly when interest rates are declining.

The Company's residential LHFS portfolio had an aggregate fair value of $454.3 million at June 30, 2013. The contractual principal amount of these loans totaled $468.0 million at June 30, 2013. The difference in fair value compared to the principal balance of $13.7 million was recorded in mortgage banking income in the Consolidated Statement of Operations during the six-month period ended June 30, 2013. Substantially all of these loans are current and none are in non-accrual status. Interest income on these loans is credited to interest income as earned.

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

The Company's residential MSRs had an aggregate fair value of $138.1 million at June 30, 2013. Changes in fair value totaling gains of $33.4 million were recorded in mortgage banking income in the Consolidated Statement of Operations during the six-month period ended June 30, 2013.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(15) BUSINESS SEGMENT INFORMATION

Business Segment Products and Services

The Company’s reportable segments, excluding its investment in SCUSA, are focused principally around the customers the Bank serves. The Company has identified the following reportable segments:

•
The Retail Banking segment is primarily comprised of the branch locations and the residential mortgage business. The branches offer a wide range of products and services to customers, and each attracts deposits by offering a variety of deposit instruments including demand and interest-bearing demand deposit accounts, money market and savings accounts, certificates of deposits and retirement savings products. The branches also offer consumer loans such as home equity loans and lines of credit. The Retail Banking segment also includes small business loans to individuals.

•
The Corporate Banking segment provides the majority of the Company’s commercial lending platforms, such as commercial real estate loans, multi-family loans, commercial and industrial loans, commercial equipment and vehicle financing and the Company’s related commercial deposits.

•	The Global Banking and Markets segment includes businesses with large corporate domestic and foreign clients.

•
The Non-Strategic Assets, formerly known as Specialized Business, segment is primarily comprised of non-strategic lending groups, which include runoff of indirect legacy automobile, aviation and continuing care retirement community portfolios.

•
SCUSA is a specialized consumer finance company engaged in the purchase, securitization and servicing of retail installment contracts originated by automobile dealers and direct origination of retail installment contracts over the internet. SCUSA is accounted for as an equity method investment. As of June 30, 2013, the Company owned approximately 65% of SCUSA. The Company's investment balance in SCUSA as of June 30, 2013 was $2.8 billion.

The following table represents the financial results and position of SCUSA as a stand-alone company for the three-month and six-month periods ended June 30, 2013 and 2012.

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Net interest income	$819,329	$618,123	$1,550,924	$1,220,340
Net interest income after provision for credit losses	$409,584	$255,984	$923,986	$746,013
Income before taxes	$285,193	$221,054	$726,850	$630,150
Net income	$181,064	$142,711	$469,923	$399,145
Noncontrolling interest	$854	$30,475	$2,397	$28,233
Net income attributable to SCUSA	$181,918	$173,186	$472,320	$427,378

Total assets	$22,774,185	$18,288,127	$22,774,185	$18,288,127

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

The provision for credit losses recorded for each segment is based on the net charge-offs of each segment and changes in total reserves allocated to each segment. Provision expense is allocated across all segments. Expenses directly related to each segment are allocated to the segment, and indirect expenses remain in the Other category. Other income and expenses are managed directly by each business line, including fees, service charges, salaries and benefits, and other direct expenses, as well as certain allocated corporate expenses, and are accounted for within each segment’s financial results. Accounting policies for the lines of business are the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business. Where practical, the results are adjusted to present consistent methodologies for the segments.

Designations, assignments and allocations change from time to time as management systems are enhanced, methods of evaluating performance or product lines change or business segments are realigned to better respond to the Company's diverse customer base. Management uses more than one measure of a segment's profit or loss in assessing a segment's performance. These measures can also be realigned. Net interest income is considered a key measure; however all components of a segments results are evaluated and considered.

The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. The implementation of these enhancements to the internal management reporting methodology may materially affect the results disclosed for each segment with no impact on consolidated results. Whenever significant changes to management reporting methodologies take place, prior period information is reclassified wherever practicable.

2013 Segment Changes

During the first quarter of 2013, the following changes were made within our reportable segments to better align management teams and resources with the business goals of the Company and to provide enhanced customer service to our clients:

•
A new business unit called Commercial Banking merged the Middle Market and Business Banking groups under the Corporate Banking reportable segment. Previously, Business Banking was included within the Retail Banking reportable segment and Middle Market was included within the Corporate Banking reportable segment. Commercial Banking represents one of the most important growth opportunities for our Bank, and merging these two groups with a clearly delineated geographical emphasis will aid in evaluating these opportunities.

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

Results of Segments

The following tables present certain information regarding the Company’s segments. All balances are presented in thousands.

For the Three-Month Period Ended			Global Banking and Markets	Non-Strategic Assets
June 30, 2013	Retail Banking	Corporate Banking			Other (2)	Equity method investment in SCUSA	Total
Net interest income	$181,669	$124,739	$41,290	$8,893	$28,686	$—	$385,277
Total non-interest income	113,010	37,383	21,443	2,859	(37,212)	116,909	254,392
(Release) / provision for credit losses	42,623	1,490	4,954	(12,333)	(26,734)	—	10,000
Total expenses	212,452	42,345	13,159	7,081	131,397	—	406,434
Income/(loss) before income taxes	39,604	118,287	44,620	17,004	(113,189)	116,909	223,235

Intersegment revenue/(expense) (1)	21,876	(95,511)	(15,584)	(5,629)	94,848	—	—
Total average assets	$20,313,615	$22,749,420	$8,295,924	$921,127	$28,262,682	$—	$80,542,768

For the Six-Month Period Ended			Global Banking and Markets	Non-Strategic Assets
June 30, 2013	Retail Banking	Corporate Banking			Other (2)	Equity method investment in SCUSA	Total
Net interest income	$370,740	$244,852	$80,768	$19,322	$65,613	$—	$781,295
Total non-interest income	219,998	65,439	46,748	5,517	31,081	305,430	674,213
(Release) / provision for credit losses	46,671	(4,151)	5,567	(20,629)	(608)	—	26,850
Total expenses	429,703	84,544	25,597	13,908	263,502	—	817,254
Income/(loss) before income taxes	114,364	229,898	96,352	31,560	(166,200)	305,430	611,404

Intersegment revenue/(expense) (1)	40,863	(192,905)	(29,470)	(11,507)	193,019	—	—
Total average assets	$20,827,090	$22,672,226	$8,409,042	$971,347	$29,568,082	$—	$82,447,787

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

(2)
Other is not considered a segment and includes earnings from the investment portfolio, interest expense on the Bank’s borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(15) BUSINESS SEGMENT INFORMATION (continued)

For the Three-Month Period Ended			Global Banking and Markets	Non-Strategic Assets
June 30, 2012	Retail	Corporate			Other (2)	Equity method investment in SCUSA	Total
Net interest income	$185,254	$121,664	$34,567	$10,162	$71,972	$—	$423,619
Total non-interest income	107,006	20,862	14,928	3,380	57,858	108,523	312,557
Provision for credit losses	66,033	28,522	16,049	(17,849)	14,945	—	107,700
Total expenses	213,205	36,878	13,033	6,174	142,150	—	411,440
Income/(loss) before income taxes	13,022	77,126	20,413	25,217	(27,265)	108,523	217,036

Intersegment revenue/(expense) (1)	(10,983)	(109,862)	(14,030)	(14,657)	149,532	—	—
Total average assets	$23,069,890	$21,782,107	$7,447,783	$1,573,443	$29,003,249	$—	$82,876,472

For the Six-Month Period Ended			Global Banking and Markets	Non-Strategic Assets
June 30, 2012	Retail	Corporate			Other (2)	Equity method investment in SCUSA	Total
Net interest income	$370,599	$245,763	$66,478	$21,221	$150,456	$—	$854,517
Total non-interest income	216,658	37,304	31,206	8,193	78,291	273,739	645,391
Provision for credit losses	120,072	27,481	21,569	(14,895)	56,573	—	210,800
Total expenses	417,515	73,944	25,712	12,992	274,451	—	804,614
Income/(loss) before income taxes	49,670	181,642	50,403	31,317	(102,277)	273,739	484,494

Intersegment revenue/(expense) (1)	(24,602)	(223,915)	(23,877)	(31,792)	304,186	—	—
Total average assets	$23,166,816	$21,737,547	$6,874,819	$1,705,749	$28,792,846	$—	$82,277,777

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and are included in net interest income.

(2)
Other is not considered a segment and includes earnings from the investment portfolio, interest expense on the Bank’s borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

(16) SUBSEQUENT EVENTS

In July 2013, Jorge Morán resigned as director, President and Chief Executive Officer of the Company and the Bank, and Román Blanco was appointed as director, President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank.

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

The Bank has retail branches, operations and team members located principally in Pennsylvania, Massachusetts, New Jersey, Connecticut, New Hampshire, New York, Rhode Island, Maryland, and Delaware. The Bank uses deposits, as well as other financing sources, to fund its loan and investment portfolios. The Bank earns interest income on its loans and investments. In addition, the Bank generates other income from a number of sources, including deposit and loan services, sales of loans and investment securities, capital markets products and bank-owned life insurance. The Bank’s principal expenses include interest expense on deposits, borrowings and other debt obligations, employee compensation and benefits, occupancy and facility-related costs, technology and other administrative expenses. The Bank’s loan and deposit volumes and, accordingly, the Company's financial results, are affected by the economic environment, including interest rates, consumer and business confidence and spending, as well as the competitive conditions within the Bank’s geographic footprint.

SHUSA is a wholly-owned subsidiary of Banco Santander, S.A ("Santander"). Santander is a retail and commercial bank headquartered in Spain, with a global presence in 10 core geographic markets. At the end of the second quarter of 2013, Santander was the largest bank in the euro zone and among the world's top 20 financial institutions by market capitalization. Founded in 1857, Santander had at June 30, 2013 €1,342 billion in managed funds, approximately 102 million customers, 14,680 branches - more than any other international bank - and approximately 187,000 employees. Santander operates principally in Spain, the United Kingdom, other European countries, Brazil and other Latin American countries and the United States.  In Latin America, Santander is a leading bank in Argentina, Brazil, Chile, Mexico, Peru, Puerto Rico and Uruguay. Santander had €2.3 billion in net attributable profit during the first six months of 2013 primarily generated in: Brazil, 25%; the United Kingdom, 13%; Mexico, 12%; the U.S., 12%; and Spain, 8%. These percentages do not include profit or losses from discontinued real estate activities in Spain.

The Company has successfully completed the first phase of its transformation, which included stabilization, turning around its operating results, improving risk management and collections, and improving margins and asset quality. The second phase of its transformation continues to focus on building a strong retail and commercial bank through further strengthening the soundness, sustainability, and competitiveness of the Bank's core businesses while diversifying its product and service offerings.

Noteworthy accomplishments related to the Company's transformation include:

•	execution of the national bank charter change, which has been instrumental in the growth of the commercial banking business,

•	successful launch of a new proprietary technology platform and servicing portal which connects all branches on one network to improve customer capabilities,

•	expansion, growth and diversification in the deposits portfolio

•	increases in Global Banking and Markets ("GBM") and commercial and industrial loan production,

•	continued improvements in the asset quality of the Bank's loan portfolio, and

•	significant improvement in the Company's capital and liquidity levels.

Moving forward, the Company's priorities to transform the franchise include the following key initiatives:

•
Marketing the Bank by October 2013 under the Santander brand and legally change its name to Santander Bank, N.A. Following the rebrand, the Bank will continue to be part of Santander Holdings USA, Inc. and a wholly-owned, financially autonomous subsidiary of Santander. Santander is one of the world's most recognized financial brands, and rebranding will align with the Bank's strategies to strengthen its position in the United States.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

•	Increasing market share in Retail Banking's existing primary service area, cross-selling to existing and new customers, and reducing dependence on third-party service providers.

•
Strengthening Corporate Banking's position as a competitive provider for large corporate customers and growing primarily among our local customer base, while also expanding services to existing Santander global clients and leveraging Santander’s international capabilities.

•
Growing GBM's business by developing relationships in the U.S. with global companies through a sector-specific approach with a differentiated product offering. This will include different types of financing, hedging and transactional services, with the objective of improving the existing cross-selling and increasing revenue per client. GBM also expects to grow as a product provider to the large corporate and middle market clients served by the Bank.

In July 2013, Jorge Morán resigned as director, President and Chief Executive Officer of the Company and the Bank, and Román Blanco was appointed as director, President and Chief Executive Officer of the Company and Chief Executive Officer of the Bank.

ECONOMIC AND BUSINESS ENVIRONMENT

Overview

Throughout the second quarter of 2013, a number of economic indicators reinforced that the United States continues to undergo gradual recovery from the economic recession.

Volatility in the markets followed the June 19, 2013 remarks of Federal Open Market Committee ("FOMC") Chairman Ben Bernanke on the potential end of third round of 'quantitative easing' resulting in higher and wider movements of yields and spreads on fixed-income investments. Market volatility continued for the remainder of the second quarter of 2013 and into the third quarter of 2013.

Throughout the second quarter, seasonal unemployment remained relatively flat and was at 7.6% as of the June 2013 release from the U.S. Census Bureau, representing a 0.2% decrease from December 2012 and a 0.6% decrease from June 2012. The continuance of the low interest rate environment and overall declining unemployment trend, combined with low inventory levels, has had favorable impacts on the housing sector. New residential sales and new residential construction were up 38.1% and 16.1%, respectively, over June 2012. While the housing sector shows evidence of recovery, new mortgage originations have remained relatively flat since June 2012. Mortgage refinancing activity decreased from December 2012, but still represented a significant increase over June 2012. Delinquencies continued to trend lower during the second quarter of 2013, a reflection on increased scrutiny on underwriting standards as well as improving trends in key economic indicators.

On June 10, 2013, Standard & Poor's ("S&P") revised its credit outlook for the United States from negative to stable, a result of improved economic and fiscal measures. S&P cited one of the key factors supporting its revision to be the agreement reached by the U.S. Congress to avoid the pending tax increases and spending cuts labeled the “fiscal cliff.”

However, as continued low interest rates continue to aid in the economic recovery, for the banking industry, the low interest rates continue to present challenges to the growth of net interest income. The industry continues to rely on non-interest activities, to support revenue growth.

Implications of changing market conditions and political uncertainty could have an effect on the Company's credit risk, and the associated provision for credit losses and legal expense could increase. Such conditions could adversely affect the credit quality of the Company's loans, results of operations and financial condition. Implications of changing market conditions are considered a significant risk factor to the Company.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

European Exposure

Concerns about the European Union’s sovereign debt and the future of the euro have caused uncertainty for financial markets globally. Other than borrowing agreements and related party transactions with Santander, as further described in the Financial Condition section of this MD&A and Note 13 to the Consolidated Financial Statements, the Company's exposure to European countries includes the following:

	June 30, 2013
Country	Covered Bonds	Financial Institution Bonds	Non-Financial Institutions Bonds	Government Institution Bonds	Total
	(in thousands)
France	—	185,743	30,307	—	216,050
Germany	$—	$—	$140,221	$—	$140,221
Great Britain	—	78,263	264,281	—	342,544
Greece	—	—	—	—	—
Ireland	—	—	—	—	—
Italy	—	48,874	31,877	—	80,751
Netherlands	—	74,402	5,020	—	79,422
Norway	—	—	7,992	—	7,992
Portugal	—	—	41,555	—	41,555
Spain	94,853	—	122,068	68,328	285,249
Sweden	—	10,891	—	—	10,891
Switzerland	—	40,813	—	—	40,813
	$94,853	$438,986	$643,321	$68,328	$1,245,488

	December 31, 2012
Country	Covered Bonds	Financial Institution Bonds	Non-Financial Institutions Bonds	Government Institution Bonds	Total
	(in thousands)
France	—	166,755	30,000	—	196,755
Germany	$—	$—	$87,000	$—	$87,000
Great Britain	53,548	147,235	149,265	—	350,048
Greece	—	—	—	—	—
Ireland	—	—	—	—	—
Italy	—	—	69,768	—	69,768
Netherlands	99,350	71,700	5,000	—	176,050
Norway	—	—	8,000	—	8,000
Portugal	—	—	40,000	—	40,000
Spain	92,395	—	121,160	74,750	288,305
Sweden	78,372	—	—	—	78,372
Switzerland	102,000	94,010	—	—	196,010
	$425,665	$479,700	$510,193	$74,750	$1,490,308

These preceding investments are included within "Corporate Debt Securities" in Note 3 to the Consolidated Financial Statements. The Company's total exposure to European entities decreased $0.2 million, or 16.4%, from December 31, 2012 to June 30, 2013. The decrease was primarily due to continued sales of corporate debt securities and collateralized mortgage obligations during the second quarter of 2013.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of June 30, 2013, the Company had approximately $110.2 million of loans that were denominated in a currency other than the USD.

Overall, gross exposure to the foregoing countries was approximately 1.6% of the Company's total assets as of June 30, 2013, and no more than 1% was to any given country or third party. The Company currently does not have credit protection on any of these exposures, nor does it provide lending services in Europe. The Company transacts with various European banks as counterparties to interest rate swaps and foreign currency transactions for its hedging and customer-related activities; however, these derivative transactions are subject to master netting and collateral support agreements, which significantly limit the Company’s exposure to loss.

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

Credit Rating Actions

The following table presents Moody's and S&P credit ratings for the Bank, SHUSA, Santander and the Kingdom of Spain as of June 30, 2013:

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

The Bank estimates a further 1 or 2 notch downgrade by either S&P or Moody's would require the Bank to post up to an additional $4.8 million or $4.5 million, respectively, to comply with existing derivative agreements.

In addition to the decrease in long-term ratings, in 2012, the Bank's short-term ratings were reduced from A1/P1 to A2/P2. The Bank confirms for customers variable rate demand notes ("VRDBs"). Due to this downgrade, the Company expects to continue to incur additional costs to comply with these VRDB agreements. The Company notes that its exposure to its equity investment in SCUSA has also been cited as a contributing factor to certain of the Company's recent downgrades.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Act"), which instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of, and government intervention in, the financial services sector, was enacted. The Act includes a number of provisions designed to promote enhanced supervision and regulation of financial companies and financial markets. The Act introduced a substantial number of reforms that reshape the structure of the regulation of the financial services industry, requiring that more than 200 regulations be written. Although the full impact of this legislation on the Company and the industry will be unknown until these regulations are complete, the enhanced regulation will involve higher compliance costs and certain elements, such as the debit interchange legislation, have negatively affected the Company's revenue and earnings.

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

Under the Durbin Amendment to the Act, in June 2011 the FRB issued the final rule implementing debit card interchange fee and routing regulation. The final rule establishes standards for assessing whether debit card interchange fees received by debit card issuers are “reasonable and proportional” to the costs incurred by issuers for electronic debit transactions, and prohibits network exclusivity arrangements on debit cards to ensure merchants have choices in how debit card transactions are routed.

The Act established the Consumer Financial Protection Bureau (the "CFPB"), which has broad powers to set the requirements for the terms and conditions of financial products. This has resulted in and is expected to continue to result in increased compliance costs and reduced revenue.

The Bank routinely executes interest rate swaps for the management of its asset-liability mix, and also executes such swaps with its borrower clients. Under the Act, the Bank is required to post an independent amount with certain of its counterparties and clearing exchanges. While clearing these financial instruments offers some benefits and additional transparency in valuation, the systems requirements for clearing execution add operational complexities to the business and accordingly increase operational risk exposure.

Provisions of the Act relating to the applicability of state consumer protection laws to national banks, including the Bank, became effective July 2011. Questions may arise as to whether certain state consumer financial laws that were previously preempted by federal law are no longer preempted as a result of these new provisions. Depending on how such questions are resolved, the Bank may experience an increase in state-level regulation of its retail banking business and additional compliance obligations, revenue impacts and costs.

The Act and certain other legislation and regulations impose various restrictions on compensation of certain executive offers. Our ability to attract and/or retain talented personnel may be adversely affected by these restrictions.

Other requirements of the Act include increases in the amount of deposit insurance assessments the Bank must pay; changes to the nature and levels of fees charged to consumers which are negatively affecting the Bank's income; banning banking organizations from engaging in proprietary trading and restricting their sponsorship of, or investing in, hedge funds and private equity funds, subject to limited exceptions; and increasing regulation of the derivatives markets through measures that broaden the derivative instruments subject to regulation and require clearing and exchange trading as well as impose additional capital and margin requirements for derivatives market participants, which will increase the cost of conducting this business.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The overall impact of the Act to the Company will be unknown until these reforms are complete. They have reduced and will continue to reduce revenues and increase compliance costs.

Basel III

New and evolving capital standards, both as a result of the Act and the implementation in the U.S. of Basel III, could have a significant effect on banks and bank holding companies ("BHCs"), including SHUSA and its bank subsidiaries. During July 2013, the Federal Reserve, FDIC and OCC released final US Basel III regulatory capital rules implementing the global regulatory capital reforms of Basel III. The final rules establish a comprehensive capital framework that includes both the advanced approaches for the largest internationally active US banks, formerly known as Basel II, and a standardized approach that will apply to all banking organizations with over $500 million in assets.

The new rules narrow the definition of regulatory capital and establish higher minimum risk-based capital ratios that, when fully phased in, will require banking organizations, including SHUSA and its banking subsidiaries, to maintain a minimum “common equity Tier 1” (or “CET1”) ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0% and a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures, plus certain off-balance sheet exposures (as the average for each quarter of the month-end ratios for the quarter). The effective date of these requirements for SHUSA and the Bank is January 1, 2015.

A capital conservation buffer of 2.5% above each of these levels (to be phased in over three years starting in 2016, beginning at 0.625% and increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019) will be required for banking institutions to avoid restrictions on their ability to make capital distributions, including the payment of dividends.

The final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that MSRs, deferred tax assets dependent upon future taxable income, and significant investments in non-consolidated financial entities be deducted from CET1 to the extent any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 is to begin on January 1, 2015 and be phased in over three years for SHUSA and the Bank.

The implementation of certain regulations and standards relating to regulatory capital could disproportionately affect our regulatory capital position relative to that of our competitors, including those that may not be subject to the same regulatory requirements as the Company. Various aspects of Basel III will be subject to multi-year transition periods ending December 31, 2018 and Basel III generally continues to be subject to further evaluation and interpretation by the U.S. banking regulators. We believe that, as of June 30, 2013, the Company would remain well-capitalized under the currently enacted capital adequacy requirements of Basel III including when implemented on a fully phased-in basis.

Historically, regulation and monitoring of bank and BHC liquidity has been addressed as a supervisory matter, both in the U.S. and internationally, without required formulaic measures. The Basel III liquidity framework will require banks and BHCs to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, will be required by regulation going forward. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that a banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to its expected net cash outflow for a 30-day time horizon. The other, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium- and long-term funding of the assets and activities of banking entities over a one-year time horizon. These requirements would incentivize banking entities to increase their holdings of U.S. Treasury securities and other sovereign debt as a component of assets and increase the use of long-term debt as a funding source. In January 2013, the Basel Committee published revised guidance for the LCR.  The Committee made several changes to the both the definition of liquid assets (the numerator) and the assumptions regarding liability cash outflows (the denominator), which made the LCR measurement less restrictive.  In addition, the Committee pushed back the requirement to achieve a 100% LCR ratio from 2015 to 2019. U.S. banking agencies have not yet proposed rules implementing the Basel III liquidity framework for U.S. banking organizations.

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

Foreign Bank Organizations

In December 2012, the FRB proposed rules to strengthen regulatory oversight of foreign banking organizations.  These rules would require foreign banking organizations - such as the Company's parent, Santander, with over $50 billion in global consolidated assets and over $10 billion in total assets held by its U.S. subsidiaries - to create a U.S. intermediate holding company (“IHC”) containing all of its U.S. bank and U.S. non-bank subsidiaries. U.S. branches and agencies of foreign banks would not be included in the IHC. The formation of these IHCs would allow U.S. regulators to supervise these institutions similarly to U.S. systemically important bank holding companies, meaning that they would be subject to similar capital rules and enhanced prudential standards, including capital stress tests, single-counterparty credit limits, overall risk management, and early remediation requirements, as systemically important BHCs. If implemented as proposed, Santander would be required to transfer its U.S. nonbank subsidiaries currently outside of the Company into the Company, which would become an IHC, and/or Santander would establish a top-tier IHC structure that would include all of its U.S. bank and nonbank subsidiaries within the same chain of ownership. Institutions would be required to comply with these new standards on July 1, 2015. Public comments on this proposal were accepted until March 31, 2013.

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

As a BHC, the Company is subject to the comprehensive, consolidated supervision and regulation of the FRB. The Company is subject to risk-based and leverage capital requirements and information reporting requirements. As a BHC with more than $50.0 billion in total consolidated assets, it is subject to the heightened prudential and other requirements for large BHCs, including capital plan and capital stress testing requirements included in the FRB's capital plan rule. The Company completed the required capital stress testing for the 2013 Capital Plan Review Program even though it was not included in the 2013 CapPR group of BHCs by the FRB. The Company expects to be included in the 2014 Comprehensive Capital Analysis and Review Program by the FRB.

Federal laws restrict the types of activities in which BHCs may engage, and subject them to a range of supervisory requirements, including regulatory enforcement actions for violations of laws and policies. BHCs may engage in the business of banking and managing and controlling banks, as well as closely-related activities. The Company does not expect that the limitations described above will adversely affect the current operations or materially prohibit the Company from engaging in activities currently contemplated by its business strategies.

In December 2012, the FRB announced a new framework for the consolidated supervision of large financial institutions, including BHCs such as the Company with consolidated assets of $50 billion or more. The updated guidance, outlined in Supervision and Regulation Letter No. SR 12-17, has two primary objectives - enhancing the resiliency of institutions to lower the probability of failure or inability to serve as a financial intermediary, and reducing the impact on the financial system and economy in the event of a large institution's failure or material weakness. With regard to enhancing institutional resiliency, the guidance indicates that institutions should focus on capital and liquidity planning and positions, corporate governance, recovery planning and management of core business lines to survive significant stress. In terms of reducing the impact of an institution's failure, the guidance indicates that institutions should focus on management of critical operations, support for banking offices, resolution planning and additional macro-prudential supervisory approaches to address risks to financial stability. This framework would be implemented in multiple stages, with additional supervisory and operational guidance to follow.

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

On January 7, 2013, the Bank and nine other mortgage servicing companies subject to enforcement actions for deficient practices in mortgage loan servicing and foreclosure processing reached an agreement in principle with the OCC and the FRB to make cash payments and provide other assistance to borrowers. On February 28, 2013, the agreements were finalized with all ten mortgage servicing companies, including the Bank. Other assistance includes reductions of principal on first and second liens, payments to assist with short sales, deficiency balance waivers on past foreclosures and short sales, and forbearance assistance for unemployed homeowners. On January 24, 2013, twelve other mortgage servicing companies subject to enforcement action for deficient practices in mortgage loan servicing and foreclosure processes also reached an agreement with the OCC or the FRB, as applicable.

As a result of the agreement, the participating servicers, including the Bank, have ceased their independent foreclosure reviews, which involved case-by-case reviews, and replaced them with a broader framework allowing eligible borrowers to receive compensation in a more timely manner. This arrangement has not eliminated all of the Company's risks associated with foreclosures, as it does not protect the Bank from potential individual borrower claims, class actions lawsuits, actions by state attorneys general, or actions by the Department of Justice or other regulators. In addition, all of the other terms of the Order are still in effect.

Under the agreement, the Bank paid $6.2 million into a remediation fund, the majority of which has been distributed to borrowers, and will engage in mortgage modifications over the next two years in an aggregate principal amount of $9.9 million. In return, the OCC will waive any civil money penalties that could have been assessed against the Bank. From January 7, 2013 through May 31, 2013, the Company completed loss mitigation activities with our borrowers in respect of approximately $90.0 million of loan principal balances. The Company is currently working with the OCC to determine how much of these activities can be applied against our settlement requirements and management believes the $9.9 million requirement will be fulfilled by December 31, 2013.

The Bank is 0.17% of the total $9.3 billion settlement among the participating banks and is the smallest participant in the agreement. The total $16.1 million related to the remediation fund and mortgage modifications was recognized in Other expense in the Consolidated Statement of Operations during the fourth quarter of 2012. The Bank expects any additional operating expenses for implementing these standards not to be material.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Excluding the costs above, the Company incurred $0.3 million and $1.0 million of costs during the three-month and six-month periods ended June 30, 2013, respectively, and $17.1 million and $26.9 million of costs during the three-month and six-month periods ended June 30, 2012, respectively, relating to compliance with the Order and the settlement agreement.

Identity Theft Protection Product Matter

Sovereign has been in discussions with regulatory authorities to address concerns that some customers may have paid for but did not receive certain benefits of an identity theft protection product from a third-party vendor of Sovereign. The Bank expects to commence working with the third party vendor on remedial actions to impacted customers and record related expenses during the third quarter of 2013.

Risk Management Framework

In 2012, the Company initiated an enhancement of its risk management process and implemented an enterprise-wide Risk Management Department, headed by the Chief Risk Officer (the "CRO"), to provide risk oversight to senior management and the Board of Directors. The Board approves the Company's Risk Tolerance Statement, which details the types of risk and size of risk-taking activities permissible for the Chief Executive Officer (the "CEO") to take in the execution of the Company's business strategy. The Risk Tolerance Statement is the Board's explicit statement of the boundaries within which executive management is expected to operate.

The Risk Tolerance Statement is the basis for the risk framework (the "Risk Framework"), which ties the Company's strategic plan and budget together, to ensure that the Bank is taking risks appropriate to its strategy and risk appetite, the risks are adequately and independently controlled, and the controls are effective.

The CEO is ultimately responsible for risk management. The Board authorizes the amount and type of risks that can be taken. The Risk Framework aids the CEO in ensuring that risk-taking is appropriately and transparently delegated, risk-takers are accountable and risk-taking is executed within effective controls and under appropriate governance.

Risk management governance is designed to provide a structured approach to allocating responsibilities for identification, measurement and assessment, monitoring, controlling and communicating financial and non-financial risk within the Bank.

Risk is multi-faceted and variable. The Risk Framework provides flexibility to encompass new risks as they emerge, or current risks as they change. Change can come either idiosyncratically, through changes to the risk profile of the Bank, or due to an external or systematic change in the types of risk to which we are vulnerable. As risks change, the allocation of capital can change, and/or the expected return appropriate for assuming risk can change. Accordingly, risk tolerance must be designed so that changes in strategy and risk-taking can be modified with the appropriate authority.

The Company and the Bank have established a governance structure based on three lines of defense against loss. The first line of defense comprises business line management and centralized corporate functions that report to the CEO and are responsible for day-to-day risk management. The second line of defense is the enterprise risk management function, which is led by the CRO and is responsible for risk oversight. The third line of defense is the Company's internal audit function, which is led by the Chief Internal Auditor, and is responsible for providing an independent and objective review and assessment of the control infrastructure. The second line of defense reports to the Board Enterprise Risk Committee. The third line of defense reports to the Audit Committee. Both the Board Enterprise Risk Committee and the Audit Committee are committees of our Board of Directors.

Disclosure Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act

SHUSA and the Bank do not have any activities, transactions or dealings with Iran requiring disclosure.

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

The following activities are disclosed in response to Section 13(r) with respect to Santander's UK affiliates:

•
During the six months ended June 30, 2013, an Iranian national, resident in the U.K., who is currently designated by the U.S. and the U.K. under the Iran Sanctions regime, held a mortgage with Santander UK plc that was issued prior to any such designation. No further drawdown has been made (or would be allowed) under this mortgage, although Santander UK plc continues to receive repayment installments. Through June 30, 2013, total revenue in connection with this mortgage was £6,100, while net profits were negligible relative to the overall profits of Santander UK plc. Santander UK plc does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions.

•
The same Iranian national referred to above also holds two investment accounts with Santander Asset Management UK Limited, an affiliate of Santander. The accounts remained frozen during the six months ended June 30, 2013. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue in connection with the investment accounts was £108 during the six months ended June 30, 2013, and net profits calculated in connection with these investment accounts during the same period were negligible.

In addition, Santander has certain legacy export credits and performance guarantees with Bank Sepah and Bank Mellat, which are included in the U.S. Department of the Treasury's Office of Foreign Assets Control's Specially Designated Nationals and Blocked Persons List.

•
With respect to Bank Sepah, Santander entered into bilateral credit facilities in May 1996 and February 2004 of $95.7 million and $4.2 million, respectively. The former matured on May 29, 2012, and the latter matures on September 11, 2013. As of June 30, 2013, €0.4 million remained outstanding under the 2004 bilateral credit facility.

•
With respect to Bank Mellat, Santander entered into two bilateral credit facilities in February 2000 in the aggregate principal amount of €25.9 million. Both credit facilities matured in 2012. In addition, in 2005, Santander participated in a syndicated credit facility of €15.5 million for Bank Mellat, which matures on July 6, 2015. As of June 30, 2013, Santander was owed €5.2 million under this credit facility.

•
Both Bank Sepah and Bank Mellat have been in default under all of these agreements in recent years, and Santander has been and expects to continue to be repaid any amounts due by official export credit agencies, which insure between 95% and 99% of the outstanding amounts under these credit facilities.  No funds have been extended by Santander under these facilities since they were granted.

•
Santander also has certain legacy performance guarantees for the benefit of Bank Sepah and Bank Mellat (standby letters of credit to guarantee the obligations - either under tender documents or under contracting agreements - of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007. However, should any of the contractors default in their obligations under the public bids, Santander would not be able to pay any amounts due to Bank Sepah or Bank Mellat because any such payments would be frozen pursuant to Council Regulation (EU) No. 961/2010.

In the aggregate, all of the transactions described in the preceding four paragraphs resulted in approximately €2,400 net operating losses and approximately €36,000 net loss to Santander and its affiliates during the six months ended June 30, 2013, all of which resulted from the performance of export credit agencies rather than any Iranian entity. Santander and its affiliates have undertaken significant steps to withdraw from the Iranian market, such as closing its representative office in Iran and ceasing all banking activities in Iran, including correspondent relationships, deposit taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Santander and its affiliates are not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount - which payment would be frozen as explained above (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). Accordingly, Santander and its affiliates intend to continue to provide the guarantees and hold these assets in accordance with company policy and applicable law.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2013 AND 2012

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
(Dollars in thousands)	2013	2012	2013	2012
Net interest income	$385,277	$423,619	$781,295	$854,517
Provision for credit losses	(10,000)	(107,700)	(26,850)	(210,800)
Total non-interest income	254,392	312,557	674,213	645,391
General and administrative expenses	(378,679)	(378,248)	(758,918)	(733,938)
Other expenses	(27,755)	(33,192)	(58,336)	(70,676)
Income before income taxes	223,235	217,036	611,404	484,494
Income tax provision	(35,308)	(33,309)	(137,978)	(71,780)
Net income	$187,927	$183,727	$473,426	$412,714

The major factors affecting the comparison of earnings between 2013 and 2012 results of operations were:

•
Net interest income decreased $38.3 million and $73.2 million for the three-month and six-month periods ended June 30, 2013, respectively, compared to the corresponding periods in 2012. These decreases were primarily due to the low interest rate environment, a decrease in the total loan portfolio of $2.9 billion during the first six months of 2013 and an overall decrease in the investment portfolio of $4.9 billion during the first half of 2013.

•
The provision for credit losses decreased $97.7 million, or 90.7%, and $184.0 million, or 87.3%, for the three-month and six-month periods ended June 30, 2013, respectively, compared to the corresponding periods in 2012, primarily due to continued improving credit quality and decreased charge-offs.

•
Total non-interest income decreased $58.2 million for the three-month period ended June 30, 2013 compared to the corresponding period in 2012, primarily due to an OTTI impairment loss of $63.6 million and a decrease in investment sale gains, offset by an increase in mortgage banking revenue of $39.3 million. Total non-interest income increased $28.8 million for the six-month period ended June 30, 2013 compared to the corresponding period in 2012, primarily due to an increase of $31.7 million in equity method investment income from SCUSA and an increase in mortgage banking revenue of $45.8 million, offset by an OTTI impairment loss of $63.6 million.

•
Total general and administrative expenses increased $0.4 million and $25.0 million for the three-month and six-month periods ended June 30, 2013, respectively, compared to the corresponding periods in 2012, primarily due to Sovereign's continued investment in its franchise through investments in technology, people and resources to better support customers.

•
Other expenses decreased $5.4 million and $12.3 million for the three-month and six-month periods ended June 30, 2013, respectively, compared to the corresponding periods in 2012, primarily due to a decrease in loss on debt extinguishment.

•
The income tax provision increased $2.0 million and $66.2 million for the three-month and six-month periods ended June 30, 2013, respectively, compared to the corresponding periods in 2012. The higher tax rates in 2013 were primarily attributable to a higher level of pre-tax income and a tax benefit that was booked in 2012 for investment tax credits related to a direct-financing lease.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
THREE-MONTH PERIODS ENDED JUNE 30, 2013 AND 2012
	2013			2012
	Average Balance	Tax Equivalent Interest	Yield/ Rate	Average Balance	Tax Equivalent Interest	Yield/ Rate
	(in thousands)
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$18,413,880	$96,758	2.10%	$19,325,414	$109,824	2.27%
LOANS(1):
Commercial loans	24,916,812	213,335	3.43%	23,932,779	221,261	3.71%
Multi-family	7,526,084	85,620	4.56%	7,224,483	88,345	4.91%
Consumer loans:
Residential mortgages	10,216,956	102,194	4.00%	11,666,647	122,755	4.21%
Home equity loans and lines of credit	6,471,171	60,517	3.75%	6,810,167	62,932	3.72%
Total consumer loans secured by real estate	16,688,127	162,711	3.90%	18,476,814	185,687	4.03%
Auto loans	187,734	3,475	7.42%	651,975	10,989	6.78%
Other consumer(5)	1,967,551	33,765	6.88%	2,231,114	38,442	6.93%
Total consumer	18,843,412	199,951	4.25%	21,359,903	235,118	4.41%
Total loans	51,286,308	498,906	3.90%	52,517,165	544,724	4.16%
Allowance for loan losses	(956,555)	—	—	(1,076,272)	—	—
NET LOANS	50,329,753	498,906	3.97%	51,440,893	544,724	4.25%
TOTAL EARNING ASSETS	68,743,633	595,664	3.47%	70,766,307	654,548	3.71%
Other assets(4)	11,799,135			12,110,165
TOTAL ASSETS	$80,542,768			$82,876,472
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest bearing demand deposits	$9,431,467	$3,288	0.14%	$9,221,225	$3,669	0.16%
Savings	3,888,691	1,363	0.14%	3,812,357	1,685	0.18%
Money market	17,595,532	19,087	0.44%	16,398,288	20,516	0.50%
Certificates of deposit	11,144,631	29,658	1.07%	11,835,506	32,166	1.09%
TOTAL INTEREST BEARING DEPOSITS	42,060,321	53,396	0.51%	41,267,376	58,036	0.57%
BORROWED FUNDS:
FHLB advances	11,499,174	85,309	2.97%	11,272,709	94,791	3.38%
Federal funds and repurchase agreements	120,583	47	0.16%	3,442,623	3,112	0.36%
Other borrowings	3,369,140	58,319	6.94%	3,740,767	62,675	6.74%
TOTAL BORROWED FUNDS	14,988,897	143,675	3.84%	18,456,099	160,578	3.49%
TOTAL INTEREST BEARING FUNDING LIABILITIES	57,049,218	197,071	1.38%	59,723,475	218,614	1.47%
Noninterest bearing demand deposits	7,860,177			8,126,999
Other liabilities(6)	2,012,872			2,016,761
TOTAL LIABILITIES	66,922,267			69,867,235
STOCKHOLDER’S EQUITY	13,620,501			13,009,237
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$80,542,768			$82,876,472
TAXABLE EQUIVALENT NET INTEREST INCOME		$398,593			$435,934
NET INTEREST SPREAD (2)			2.09%			2.24%
NET INTEREST MARGIN (3)			2.32%			2.47%

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
(4) Other assets primarily includes goodwill and intangibles, premise and equipment, deferred tax assets, equity method investments, bank owned life insurance, accrued interest receivable, derivative assets, miscellaneous receivables, prepaid expenses and MSRs.
(5) Other consumer primarily includes recreational vehicles, marine and auto loans.
(6) Other liabilities primarily includes accounts payable and accrued expenses, derivative liabilities, and the unfunded commitments liability.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
SIX-MONTH PERIODS ENDED JUNE 30, 2013 AND 2012
	2013			2012
	Average Balance	Tax Equivalent Interest	Yield/ Rate	Average Balance	Tax Equivalent Interest	Yield/ Rate
	(in thousands)
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$19,657,365	$207,467	2.11%	$19,041,109	$220,389	2.32%
LOANS(1):
Commercial loans	24,929,023	424,765	3.43%	23,520,109	439,095	3.75%
Multi-family	7,543,831	169,297	4.52%	7,135,762	179,495	5.05%
Consumer loans:
Residential mortgages	10,576,122	210,842	3.99%	11,621,033	246,079	4.24%
Home equity loans and lines of credit	6,521,434	118,531	3.66%	6,825,799	127,128	3.75%
Total consumer loans secured by real estate	17,097,556	329,373	3.86%	18,446,832	373,207	4.05%
Auto loans	222,100	8,223	7.47%	761,874	26,254	6.93%
Other consumer(5)	2,020,430	70,276	7.01%	2,246,138	77,320	6.92%
Total consumer	19,340,086	407,872	4.23%	21,454,844	476,781	4.46%
Total loans	51,812,940	1,001,934	3.89%	52,110,715	1,095,371	4.22%
Allowance for loan losses	(985,839)	—	—	(1,077,952)	—	—
NET LOANS	50,827,101	1,001,934	3.97%	51,032,763	1,095,371	4.31%
TOTAL EARNING ASSETS	70,484,466	1,209,401	3.45%	70,073,872	1,315,760	3.77%
Other assets(4)	11,963,321			12,203,905
TOTAL ASSETS	$82,447,787			$82,277,777
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest bearing demand deposits	$9,384,726	$6,924	0.15%	$9,265,826	$7,475	0.16%
Savings	3,858,996	2,597	0.14%	3,701,153	2,942	0.16%
Money market	17,402,967	39,028	0.45%	16,860,253	42,152	0.50%
Certificates of deposit	11,772,488	61,787	1.06%	11,455,512	63,923	1.12%
TOTAL INTEREST BEARING DEPOSITS	42,419,177	110,336	0.52%	41,282,744	116,492	0.57%
BORROWED FUNDS:
FHLB advances	12,017,519	169,203	2.83%	10,828,700	187,568	3.48%
Federal funds and repurchase agreements	1,079,188	2,109	0.39%	3,505,096	5,652	0.32%
Other borrowings	3,472,216	120,048	6.97%	3,842,717	126,762	6.63%
TOTAL BORROWED FUNDS	16,568,923	291,360	3.53%	18,176,513	319,982	3.53%
TOTAL INTEREST BEARING FUNDING LIABILITIES	58,988,100	401,696	1.37%	59,459,257	436,474	1.47%
Noninterest bearing demand deposits	7,843,876			7,903,322
Other liabilities(6)	2,116,999			2,019,913
TOTAL LIABILITIES	68,948,975			69,382,492
STOCKHOLDER’S EQUITY	13,498,812			12,895,285
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$82,447,787			$82,277,777
TAXABLE EQUIVALENT NET INTEREST INCOME		$807,705			$879,286
NET INTEREST SPREAD (2)			2.08%			2.30%
NET INTEREST MARGIN (3)			2.30%			2.52%

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
(4) Other assets primarily includes goodwill and intangibles, premise and equipment, deferred tax assets, equity method investments, bank owned life insurance, accrued interest receivable, derivative assets, miscellaneous receivables, prepaid expenses and MSRs.
(5) Other consumer primarily includes recreational vehicles, marine and auto loans.
(6) Other liabilities primarily includes accounts payable and accrued expenses, derivative liabilities, and the unfunded commitments liability.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NET INTEREST INCOME

Net interest income for the three-month and six-month periods ended June 30, 2013 was $385.3 million and $781.3 million, respectively, compared to $423.6 million and $854.5 million for the corresponding periods in 2012. The reasons for changes in net interest income are described below.

Interest Income on Investment Securities

Interest income on investment securities and interest-earning deposits was $86.9 million and $187.7 million for the three-month and six-month periods ended June 30, 2013, respectively, which were decreases of 14.0% and 7.3% compared to $101.0 million and $202.5 million for the corresponding periods in 2012. The average balance of investment securities and interest-earning deposits for those periods was $18.4 billion and $19.7 billion, respectively, which was a decrease of 4.7% and an increase of 3.2% compared to an average balance of $19.3 billion and $19.0 billion for the corresponding periods in 2012. The average tax equivalent yield of investment securities and interest-earning deposits was 2.10% and 2.11% for the three-month and six-month periods ended June 30, 2013, respectively, which was a decrease of 7.6% and 9.0% compared to average yields of 2.27% and 2.32% for the corresponding periods in 2012. The increase in the six-month average balance resulted in an increase in interest income for the six-month period ended June 30, 2013 of $69.4 million, while the decrease in the six-month average tax equivalent yield resulted in a decrease in interest income for the six-month period ended June 30, 2013 of $82.3 million.

Overall, the decrease in interest income on investment securities is due to the Company's strategy to reduce exposure to interest rate risk in the portfolio. Consistent with this strategy, during the three and six month periods ended June 30, 2013, the Company sold $3.2 billion and $5.7 billion of investment securities, primarily, mortgage backed securities.

Interest Income on Loans

Interest income on loans was $495.5 million and $995.3 million for the three-month and six-month periods ended June 30, 2013, respectively, which was a decrease of 8.5% and 8.6% compared to $541.3 million and $1.1 billion for the corresponding periods in 2012. Average total loan balances, net of allowance, for the three-month and six-month periods ended June 30, 2013 decreased $1.1 billion and $205.7 million compared to the corresponding periods in the prior year, and average yields decreased 6.6% and 7.9% for the three-month and six-month periods ended June 30, 2013, compared to the corresponding periods in the prior year.

Overall, the decrease in interest income on loans is primarily due to lower loan growth and lower interest rates. Consistent with market conditions across the industry, loan growth at the Company slowed during the first six months of 2013, resulting in a decrease in the total loan portfolio of $2.9 billion. Specifically, the decrease in interest income on loans is due to a decrease in interest income on the residential mortgage portfolio, which decreased $20.6 million, or 16.7%, and $35.2 million, or 14.3%, during the three-month and six-month periods ended June 30, 2013, respectively, compared to the corresponding periods in 2012, and interest income on auto loans, which decreased $7.5 million, or 68.4%, and $18.0 million, or 68.7%, during the three-month and six-month periods ended June 30, 2013 compared to the corresponding periods in 2012. The residential mortgage portfolio decreased as a result of sales of the majority of new residential mortgage loan originations, and the decline of interest rates. The auto loan portfolio is in a run-off position as the Company ceased originating indirect auto loans in January 2009.

Interest Expense on Deposits and Related Customer Accounts

Interest expense on deposits and related customer accounts was $53.4 million and $110.3 million for the three-month and six-month periods ended June 30, 2013, respectively, compared to $58.0 million and $116.5 million for the corresponding periods in 2012. The average balance of deposits was $42.1 billion and $42.4 billion, with an average cost of 0.51% and 0.52% for the three-month and six-month periods ended June 30, 2013, respectively, compared to an average balance of $41.3 billion with an average cost of 0.57% for both of the corresponding periods in 2012. The increase in the six-month average balance resulted in an increase in interest expense for the six-month period June 30, 2013 of $17.4 million, while the decrease in the six-month average cost resulted in a decrease in interest expense for the six-month period June 30, 2013 of $23.6 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall, the decrease in interest expense on deposits and customer related accounts is primarily due to money market accounts and certificates of deposit ("CDs"). Interest on money market accounts decreased $1.4 million, or 7.0%, and $3.1 million, or 7.4%, during the three-month and six-month periods ended June 30, 2013, respectively, compared to the corresponding periods in the prior year, primarily due to changes in market rates. Interest on certificates of deposit decreased $2.5 million, or 7.8%, and $2.1 million, or 3.3%, during the three-month and six-month periods ended June 30, 2013, respectively, compared to the corresponding periods in the prior year, primarily due to a steady run-off of the wholesale certificates of deposit portfolio.

Interest Expense on Borrowed Funds

Interest expense on borrowed funds was $143.7 million and $291.4 million for the three-month and six-month periods ended June 30, 2013, respectively, compared to $160.6 million and $320.0 million for the corresponding periods in 2012. The average balance of total borrowings was $15.0 billion and $16.6 billion, with an average cost of 3.84% and 3.53% for the three-month and six-month periods ended June 30, 2013, respectively, compared to an average balance of $18.5 billion and $18.2 billion with an average cost of 3.49% and 3.53% for the corresponding periods in 2012. The change in the six-month average balance resulted in a decrease in interest expense for the six-month period June 30, 2013 of $28.3 million, while the change in the six-month average cost resulted in an decrease in interest expense for the six-month period end June 30, 2013 of $0.4 million. Overall, the decrease in interest expense on borrowed funds is due to the Company's use of the proceeds from the sale of investment securities during the first six months of 2013 to pay off existing borrowed funds.

The average balance of the Bank's borrowings was $12.4 billion and $14.0 billion with an average cost of 3.35% and 3.04% for the three-month and six-month periods ended June 30, 2013, respectively, compared to an average balance of $15.8 billion and $15.5 billion with an average cost of 3.06% and 3.10% for the corresponding periods in 2012. The average balance of the Company's borrowings was $2.6 billion with an average cost of 6.22% for both the three-month and six-month periods ended June 30, 2013, respectively, compared to an average balance of $2.7 billion with an average cost of 5.98% and 5.96% for the corresponding periods in 2012.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is based on credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for credit losses for the three-month and six-month periods ended June 30, 2013 was $10.0 million and $26.9 million, respectively, compared to $107.7 million and $210.8 million for the corresponding periods in 2012. The decrease in the provision can be attributed to an overall improvement in the credit quality of the loan portfolio, as well as decreases in net charge-offs, delinquent loans and non-accrual loans compared to the corresponding periods a year ago, primarily in the commercial loan portfolio. Factors specifically affecting the overall improvement in the credit quality of the portfolio included:

•
Commercial loans classified as "pass" increased, as a percentage of total commercial loans, to 93.5% at June 30, 2013 compared to 91.8% at December 31, 2013. Commercial loans classified as "substandard' or "doubtful" decreased $158.8 million, or 11.6%, from December 31, 2012 to June 30, 2013 and $373.4 million, or 23.7%, from June 30, 2012 to June 30, 2013.

•	Nonstrategic loan portfolios, which have experienced deteriorated credit quality, continue to run off, and represented less than 2.0% of the total loan portfolio as of June 30, 2013.

•	Certain loans with deteriorated credit quality have been sold in the secondary market totaling $70.3 million during the first six months of 2013.

•	Total past due loans decreased $210.7 million, or 15.4%, from December 31, 2012 to June 30, 2013 and $315.0 million, or 21.4%, from June 30, 2012 to June 30, 2013.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the activity in the allowance for credit losses for the periods indicated:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Allowance for loan losses, beginning of period	$971,092	$1,082,014	$1,013,469	$1,083,492
Allowance recorded as part of loans transferred from Santander	—	—	—	3,341
Charge-offs:
Commercial	36,247	88,893	70,586	184,108
Consumer secured by real estate	19,513	37,705	48,309	74,074
Consumer not secured by real estate	23,015	24,051	50,913	49,420
Total charge-offs	78,775	150,649	169,808	307,602
Recoveries:
Commercial	9,137	6,400	31,505	20,558
Consumer secured by real estate	4,785	1,215	6,735	4,355
Consumer not secured by real estate	8,623	8,821	16,111	19,072
Total recoveries	22,545	16,436	54,351	43,985
Charge-offs, net of recoveries	56,230	134,213	115,457	263,617
Provision for loan losses (1)	10,000	107,700	26,850	232,285
Allowance for loan losses, end of period	$924,862	$1,055,501	$924,862	$1,055,501
Reserve for unfunded lending commitments, beginning of period	210,000	235,000	210,000	256,485
Provision for unfunded lending commitments (1)	—	—	—	(21,485)
Reserve for unfunded lending commitments, end of period	210,000	235,000	$210,000	$235,000
Total allowance for credit losses, end of period	$1,134,862	$1,290,501	$1,134,862	$1,290,501

(1)	The provision for credit losses in the Consolidated Statement of Operations is the sum of the total provision for loan losses and provision for unfunded lending commitments.

The credit quality of the loan portfolio has a significant impact on the Company’s operating results. The Company continues to experience overall credit quality improvement, including signs of improvement in the commercial and consumer portfolios. Net charge-offs were $56.2 million and $115.5 million during the three-month and six-month periods ended June 30, 2013, respectively, compared to $134.2 million and $263.6 million during the corresponding periods in the prior year. The Company's charge-offs decreased for the three-months ended June 30, 2013, compared to the three-months ended June 30, 2012, due to a decrease in commercial loan charge-offs. The Company's charge-offs decreased for the six months ended June 30, 2013, compared to the six months ended June 30, 2012 due primarily to lower commercial gross charge-offs and higher recoveries.

The ratio of net loan charge-offs to average loans, including LHFS, was 0.1% and 0.2% for the three-month and six-month periods ended June 30, 2013, respectively, compared to 0.3% and 0.5% for the three-month and six-month periods ended June 30, 2012. Commercial loan net charge-offs as a percentage of average commercial loans were 0.1% and 0.1% for the three-month and six-month periods ended June 30, 2013, respectively, compared to 0.3% and 0.5% for the three-month and six-month periods ended June 30, 2012. The consumer loans net charge-off ratio was 0.2% and 0.4% for the three-month and six-month periods ended June 30, 2013, respectively, compared to 0.2% and 0.5% for the three-month and six-month periods ended June 30, 2012. The decrease in net charge-offs is attributable to an increase in the overall credit quality of the loan portfolio, particularly the commercial loan portfolio. Delinquent commercial loans decreased to $261.6 million as of June 30, 2013 from $487.1 million as of June 30, 2012. Non-accrual commercial loans decreased to $383.1 million as of June 30, 2013 from $562.4 million as of June 30, 2012.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-INTEREST INCOME

Total non-interest income was $254.4 million and $674.2 million for the three-month and six-month periods ended June 30, 2013, respectively, compared to $312.6 million and $645.4 million for the corresponding periods in 2012. The reasons for the changes in the non-interest income fluctuation are described below.

Consumer Fees

Consumer fees were $57.8 million and $112.5 million for the three-month and six-month periods ended June 30, 2013, respectively, compared to $61.4 million and $122.9 million for the corresponding periods in 2012. The decrease for the three-month and six-month periods ended June 30, 2013 were mainly due to decreases in consumer deposit fees of $3.7 million and $7.0 million, respectively, which were primarily due to an overall decrease in funds availability charges. Specifically, non-sufficient funds fees have decreased mainly due to improving economic conditions allowing customers to maintain minimum deposit account balances.

Commercial Fees

Commercial banking fees were $47.5 million and $100.0 million for the three-month and six-month periods ended June 30, 2013, respectively, compared to $43.3 million and $89.7 million for the corresponding periods in 2012. The increases in commercial banking fees were primarily due to higher commercial loan fees, offset by lower commercial deposit fees. In the three-month and six-month periods ended June 30, 2013, commercial loan fees increased $6.1 million, or 35.0%, and $14.3 million, or 38.0%, compared to the corresponding periods in 2012, mainly due to higher syndication fee income. The increase in commercial loan fees was offset by a decrease in commercial deposit fees of $1.6 million, or 7.8%, and $4.3 million, or 10.2%, during the three-month and six-month periods ended June 30, 2013, respectively, compared to the corresponding periods in 2012 due to lower pricing.

Mortgage Banking Revenue

Mortgage banking income consists of fees associated with servicing loans not held by the Company, as well as originations, amortization and changes in the fair value of MSRs and recourse reserves. Mortgage banking income results also include gains or losses on the sale of mortgage loans, home equity loans and lines of credit and mortgage-backed securities that were related to loans originated or purchased and held by the Company, as well as gains or losses on mortgage banking derivative and hedging transactions. Mortgage banking derivative instruments principally include interest rate lock commitments and forward sale commitments.

Mortgage banking revenue was $50.5 million and $82.8 million for the three-month and six-month periods ended June 30, 2013 which was an increase of $39.3 million and $45.8 million, respectively, compared to the corresponding periods in 2012. The increases in both periods were due to an increase in the fair value of the MSR asset and reductions in the recourse liability. The MSR asset increase was a result of a decrease in prepayment speeds and a reduction in mortgage refinancing due to interest rate increases. The decrease in the recourse liability over the past year was due to an improvement in the credit quality of the underlying portfolio, combined with a decrease in exposure as the portfolio continues to mature.

Net mortgage banking income is composed of the following components:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2013	2012	2013	2012
	(in thousands)
Mortgage servicing fees	$11,200	$16,095	$22,243	$28,050
Net gains on sales of mortgage loans and related securities	16,453	9,373	55,161	24,865
Net gains/(losses) from changes in MSR fair value	23,270	(13,487)	33,366	(2,843)
Net gains/(losses) on MSR hedging activities	(5,867)	7,326	(31,957)	5,960
Principal reductions and curtailments of serviced portfolio	(5,166)	(7,658)	(11,783)	(16,837)
Reductions/(charges) related to multi-family loans sold with recourse	18,344	(505)	28,814	(2,235)
Multi-family mortgage servicing rights recoveries	—	88	—	88
Total mortgage banking income, net	$58,234	$11,232	$95,844	$37,048

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Sales of mortgage loans increased for the three-month and six-month periods ended June 30, 2013 compared to the corresponding periods in 2012. For the three-month and six-month periods ended June 30, 2013, the Company sold $1.3 billion and $2.8 billion of loans for gains of $16.5 million and $55.2 million, respectively, compared to $821.7 million and $1.5 billion of loans sold with gains of $9.4 million and $24.9 million for the three-month and six-month periods ended June 30, 2012.

At June 30, 2013 and December 31, 2012, the Company serviced residential real estate loans for the benefit of others totaling $14.5 billion and $13.6 billion, respectively. The carrying value of the related MSRs at June 30, 2013 and December 31, 2012 was $138.1 million and $92.5 million, respectively.

The Company periodically sells qualifying mortgage loans to the FHLMC, the GNMA and the FNMA in return for mortgage-backed securities issued by those agencies. The Company reclassifies the net book balance of loans sold to such agencies from loans to investment securities available for sale. For those loans sold to the agencies in which the Company retains the servicing rights, the Company allocates the net book balance transferred between servicing rights and investment securities based on their relative fair values.

The Company previously sold multi-family loans in the secondary market to the FNMA while retaining servicing. In September 2009, the Bank elected to stop selling multi-family loans to the FNMA and, since that time, has retained all production for the multi-family loan portfolio. Under the terms of the multi-family sales program with the FNMA, the Company retained a portion of the credit risk associated with those loans. As a result of this agreement, the Company retains a 100% first loss position on each multi-family loan sold to the FNMA under the program until the earlier to occur of (i) the aggregate approved losses on the multi-family loans sold to the FNMA reaching the maximum loss exposure for the portfolio as a whole or (ii) all of the loans sold to the FNMA under the program are fully paid off.

The Company has established a liability related to the fair value of the retained credit exposure for multi-family loans sold to the FNMA. This liability represents the amount the Company estimates it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses the portfolio is projected to incur based upon internal specific information and an industry-based default curve with a range of estimated losses. At each of June 30, 2013, December 31, 2012 and June 30, 2012, the Company had a liability of $85.6 million, $122.7 million and $130.2 million, respectively, related to the fair value of the retained credit exposure for loans sold to the FNMA under this program. The decrease in the liability over the past year is due to an improvement in the credit quality of the underlying portfolio combined with a decrease in exposure, as the portfolio continues to mature.

At June 30, 2013 and December 31, 2012, the Company serviced $5.8 billion and $7.5 billion, respectively, of multi-family loans for the FNMA that were sold to the FNMA under this program. The decrease during 2013 was primarily due to loan prepayments. These loans had a credit loss exposure of $159.5 million and $160.0 million, respectively, and losses, if any, resulting from representation and warranty defaults would be in addition to the credit loss exposure. The related servicing asset was completely amortized during the second quarter of 2012 and, accordingly, the Company recorded no servicing asset amortization related to the multi-family loans sold to the FNMA for the three-month and six-month periods ended June 30, 2013. For the three-month and six-month periods ended June 30, 2012, the Company recorded $0.2 million and $0.5 million of servicing asset amortization, respectively.

Equity Method Investments

Income from equity method investments was $112.6 million and $294.7 million for the three-month and six-month periods ended June 30, 2013, respectively, compared to $106.6 million and $263.9 million for the three-month and six-month periods ended June 30, 2012. Equity method investments are primarily comprised of the Company's 65% equity method investment in SCUSA.

Bank-owned life insurance ("BOLI")

BOLI income represents fluctuations in the cash surrender value of life insurance policies for certain employees for which the Bank is the beneficiary of the policies, as well as the recipient of the insurance proceeds. BOLI income was $15.0 million and $29.0 million for the three-month and six-month periods ended June 30, 2013, respectively compared to $16.5 million and $30.9 million for the corresponding periods in the prior year.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net gains/losses on the sale of investment securities

Net losses on the sale of investment securities were $41.0 million and net gains were $32.6 million for the three-month and six-month periods ended June 30, 2013, respectively, compared to net gains of $61.0 million and $76.5 million for the corresponding periods in 2012. Excluding the OTTI charge of $63.6 million, the net gain realized for the three-month period ended June 30, 2013 was primarily due to the sale of collateralized mortgage obligations with a book value of $2.7 billion for a gain of $35.7 million, offset by fair market value changes on derivative positions related to investment securities sales.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three-month and six-month periods ended June 30, 2013 were $378.7 million and $758.9 million, respectively, compared to $378.2 million and $733.9 million for the corresponding periods in 2012. The increases were due primarily to increased compensation and benefit expenses and occupancy and equipment expenses, offset by decreases in outside services and other administrative expenses. Increased compensation and benefits expense was primarily due to the Company's investment in personnel through salary increases effective in the beginning of 2013 and increased headcount. Increased occupancy and equipment expenses were primarily due to increased depreciation related to significant fixed asset additions in the second quarter of 2012 related to the Company's IT transformation.

The Company paid $9.5 million and $10.3 million related to its rebranding during the three-month and six-month periods ended June 30, 2013, respectively, of which $2.3 million was expensed as incurred and $8.0 million was capitalized. There were no costs related to rebranding during the first six months of 2012. During the year-ended 2012, $9.1 million of such costs were incurred. The Company has estimated the costs related to the rebranding process to be approximately $149.0 million in 2013 and $81.0 million in 2014. These rebranding costs include signage changes, branch refurbishment, merchandising, advertising, accelerated depreciation, and other related costs. It is expected that the majority of the future costs will be capitalized.

OTHER EXPENSES

Other expenses consist primarily of amortization of intangibles, deposit insurance expense, and loss on debt extinguishment. Other expenses were $27.8 million and $58.3 million for the three-month and six-month periods ended June 30, 2013, respectively, compared to $33.2 million and $70.7 million for the corresponding periods in 2012. The decrease in other expenses is attributable to decreased intangible amortization expense on previous acquisitions and decreased loss on debt extinguishment. The Company incurred loss on debt extinguishment of $24.0 thousand and $0.3 million for the three-month and six-month periods ended June 30, 2013, respectively, compared to $1.3 million and $6.6 million for the corresponding periods in 2012, which were primarily due to the termination of $500.0 million of FHLB advances resulting in debt extinguishment fees of $5.2 million in 2012.

INCOME TAX PROVISION/(BENEFIT)

An income tax provision of $35.3 million and $138.0 million was recorded for the three-month and six-month periods ended June 30, 2013, respectively, compared to $33.3 million and $71.8 million for the corresponding periods in 2012. This resulted in an effective tax rate of 15.8% and 22.6% for the three-month and six-month periods ended June 30, 2013, respectively, compared to 15.3% and 14.8% for the corresponding periods in 2012. The higher tax rates in 2013 were primarily attributable to a higher level of pre-tax income and a tax benefit that was booked in 2012 for investment tax credits related to a direct-financing lease.

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

LINE OF BUSINESS RESULTS

Retail

The Retail Banking segment's net interest income was $181.7 million and $370.7 million for the three-month and six-month periods ended June 30, 2013, respectively, compared to net interest income of $185.3 million and $370.6 million for the corresponding periods in the preceding year. The net interest spread for this segment was 1.15% and 1.14% for the three-month and six-month periods ended June 30, 2013, respectively, compared to 1.13% and 1.14% for the corresponding periods in the prior year. The average balance of the Retail Banking segment's loans was $19.9 billion and $20.4 billion for the three-month and six-month periods ended June 30, 2013, respectively, compared to $22.1 billion for both the three-month and six-month periods ended June 30, 2012. The average balance of deposits was $37.7 billion and $37.6 billion for the three-month and six-month periods ended June 30, 2013, respectively, compared to $35.9 billion and $35.6 billion during the corresponding periods in the preceding year. Average assets for the three-month and six-month periods ended June 30, 2013 were $20.3 billion and $20.8 billion, respectively, compared to $23.1 billion and $23.2 billion for the corresponding periods in the preceding year, primarily due to the decrease in average loans. The provision for credit losses decreased $23.4 million and $73.4 million for the three-month and six-month periods ended June 30, 2013, respectively, compared to the corresponding periods in the preceding year, primarily due to an improvement of the overall credit quality of the portfolio and the refined determination of specific reserves related to mortgage TDRs in 2012. Total expenses were $212.5 million and $429.7 million for the three-month and six-month periods ended June 30, 2013, respectively, compared to $213.2 million and $417.5 million for the three-month and six-month periods ended June 30, 2012.

On June 28, 2013, the Bank entered into a servicing and sourcing agreement with SCUSA for Chrysler dealer lending opportunities, where SCUSA will provide servicing on loans originated by the Bank.

Corporate

The Corporate Banking segment's net interest income was $124.7 million and $244.9 million for the three-month and six-month periods ended June 30, 2013, respectively, an increase of $3.1 million and a decrease $0.9 million from the corresponding periods in the prior year. The net interest spread for this segment was 1.94% and 1.02% for the three-month and six-month periods ended June 30, 2013, respectively, compared to 1.87% and 1.88% for the corresponding periods in the prior year. The average balance of loans for the three-month and six-month periods ended June 30, 2013 was $23.0 billion and $22.9 billion, respectively, compared to $22.2 billion for both of the corresponding periods in the prior year. The average balance of deposits for both the three-month and six-month periods ended June 30, 2013 was $8.2 billion, compared to $8.4 billion for both of the corresponding periods in 2012. The provision for credit losses decreased $27.0 million and $31.6 million for the three-month and six-month periods ended June 30, 2013, respectively, compared to the corresponding periods in the prior year. Total expenses were $42.3 million and $84.5 million for the three-month and six-month periods ended June 30, 2013, compared to $36.9 million and $73.9 million for the corresponding periods in the prior year. The increase in total expenses is primarily due to increased compensation and benefit expense resulting from a higher headcount and salary increases effective in January 2013.

Global Banking and Markets

The Global Banking and Markets ("GBM") segment's net interest income was $41.3 million and $80.8 million for the three-month and six-month periods ended June 30, 2013, respectively, compared to $34.6 million and $66.5 million for the corresponding periods in the prior year. The net interest spread for this segment was 2.13% and 1.77% for the three-month and six-month periods ended June 30, 2013, respectively, compared to 2.30% and 2.20% for the corresponding periods in the prior year. The average balance of loans for both the three-month and six-month periods ended June 30, 2013 was $7.5 billion, compared to $6.5 billion and $6.0 billion for the corresponding periods in the prior year. Average assets for the GBM segment were $8.3 billion and $8.4 billion during the three-month and six-month periods ended June 30, 2013, compared to $7.4 billion and $6.9 billion for the corresponding periods in 2012. Average assets and loans increased in GBM due to the growth of the business, specifically after the conversion to a national bank in the first quarter of 2012. Total expenses were $13.2 million and $25.6 million for the three-month and six-month periods ended June 30, 2013, respectively, compared to $13.0 million and $25.7 million for the corresponding periods in the prior year.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Non-Strategic Assets

The Non-Strategic Assets segment's net interest income was $8.9 million and $19.3 million for the three-month and six-month periods ended June 30, 2013, respectively, compared to $10.2 million and $21.2 million for the corresponding periods in the preceding year. The net interest spread for this segment was 3.69% and 2.54% for the three-month and six-month periods ended June 30, 2013, respectively, compared to 2.57% and 2.62% for the corresponding periods in the prior year. The average balance of loans for both the three-month and six-month periods ended June 30, 2013 was $1.0 billion, compared to $1.7 billion and $1.8 billion for the corresponding periods in the prior year. The average balance of deposits was $195.7 million and $192.8 million for the three-month and six-month periods ended June 30, 2013, respectively, compared to $189.2 million and $127.4 million for the corresponding periods in 2012. The provision for credit losses increased $5.5 million and decreased $5.7 million for the three-month and six-month periods ended June 30, 2013. Total expenses were $7.1 million and $13.9 million for the three-month and six-month periods ended June 30, 2013, respectively, compared to $6.2 million and $13.0 million for the corresponding periods in 2012. Average assets for Non-Strategic assets was $0.9 billion and $1.0 billion for the three-month and six-month periods ended June 30, 2013, respectively, and $1.6 billion and $1.7 billion for the corresponding periods in 2012. The balances within this segment have been steadily decreasing due to the segment primarily being comprised of portfolios in run-off.

Other

Income before income taxes for the Other segment decreased $85.9 million and $63.9 million for the three-month and six-month periods ended June 30, 2013, respectively, compared to the corresponding periods in the prior year. Net interest income decreased $43.3 million and $84.8 million for the three-month and six-month periods ended June 30, 2013, respectively, compared to the corresponding periods in the preceding year, due to the decreasing interest rate environment. Average assets for the Other segment were $28.3 billion and $29.6 billion for the three-month and six-month periods ended June 30, 2013, respectively, compared to $29.0 billion and $28.8 billion for the corresponding periods in 2012.

SCUSA

Equity method investment earnings from SCUSA were $116.9 million and $305.4 million for the three-month and six-month periods ended June 30, 2013, respectively, compared to $108.5 million and $273.7 million for the corresponding periods in 2012. The carrying value of the Company's 65% investment balance in SCUSA as of June 30, 2013 was $2.8 billion.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

LOAN PORTFOLIO

	June 30, 2013		December 31, 2012		June 30, 2012
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)

Commercial loans (excluding multi-family loans)	24,218,135	48.1%	25,358,784	47.6%	24,601,734	46.5%
Multi-family loans	7,522,650	14.9%	7,572,555	14.2%	7,151,608	13.5%
Consumer loans secured by real estate	16,521,497	32.8%	17,882,875	33.6%	18,397,269	34.8%
Consumer loans not secured by real estate	2,090,313	4.2%	2,418,139	4.6%	2,771,857	5.2%
Total Loans	50,352,595	100.0%	53,232,353	100.0%	52,922,468	100.0%

Commercial loans (excluding multi-family loans) decreased $1.1 billion, or 4.5%, from December 31, 2012 to June 30, 2013, and $383.6 million or 1.6%, from June 30, 2012 to June 30, 2013. The decreases are primarily due to significant loan payoffs in June 2013. These loan payoffs were slightly offset by the purchase of $316.9 million of commercial and industrial loans with available credit of up to $872.5 million during the first quarter of 2013. At June 30, 2013 and December 31, 2012, only 16.9% and 21.1%, respectively, of the total commercial portfolio was unsecured.

Multi-family loans decreased $49.9 million, or 0.7%, from December 31, 2012 to June 30, 2013, and increased $371.0 million, or 5.2%, from June 30, 2012 to June 30, 2013. There were no major factors attributing to the changes in the multi-family loan portfolio.

Consumer loans secured by real estate decreased $1.4 billion, or 7.6%, from December 31, 2012 to June 30, 2013, and $1.9 billion, or 10.2%, from June 30, 2012 to June 30, 2013. The decreases in the consumer loans secured by real estate portfolio were due to the majority of new residential mortgage loan originations being held for sale and subsequently sold during the period, as opposed to being held for investment. Increased home equity loan payoffs and pay-downs exceeding new credit line usage during the first three months of 2013 was partially offset by a reduction in loan payoffs and an increase in credit line usage during the second quarter of 2013. This activity contributed to the overall decrease from December to June.

The consumer loan portfolio not secured by real estate decreased $327.8 million, or 13.6%, from December 31, 2012 to June 30, 2013, and $681.5 million, or 24.6%, from June 30, 2012 to June 30, 2013. The decreases in the consumer loans not secured by real estate portfolio were primarily due to the continued run-off of the indirect auto loan business throughout the first six months of 2013.

NON-PERFORMING ASSETS

Non-performing assets decreased slightly, to $1.1 billion, or 1.41% of total assets, at June 30, 2013, compared to $1.2 billion, or 1.45% of total assets, at December 31, 2012.

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

In general, when the borrower's ability to make required interest and principal payments has resumed and collectability is no longer believed to be in doubt, the loan or lease is returned to accrual status. Generally, commercial loans categorized as nonaccrual remain in nonaccrual status until the payment status is current and an event occurs that fully remediates the impairment or until the loan demonstrates a sustained period of performance without a past due event, typically for six months but for a minimum of 90 days, and there is reasonable assurance as to the collectability of all amounts contractually due. Within the consumer and residential mortgage portfolios, the accrual status is generally systematically driven, so that if the customer makes a payment that bring the loan below 90 days past due, the loan automatically will return to accrual status.

The following table shows the non-performing loans compared to total loans outstanding for the residential mortgage and consumer loans secured by real estate as of June 30, 2013 and December 31, 2012:

	June 30, 2013		December 31, 2012
	Residential Mortgages	Consumer Loans Secured by Real Estate (self-originated)	Residential Mortgages	Consumer Loans Secured by Real Estate (self-originated)
	(dollars in thousands)

Non-performing loans (NPLs)	490,816	118,440	511,382	122,985
Total loans	10,084,866	6,156,446	11,243,321	6,333,426
NPLs as a percentage of total loans	4.9%	1.9%	4.5%	1.9%
NPLs in foreclosure status	38.7%	13.8%	42.4%	15.4%

The NPL ratio is significantly higher for the Company's residential mortgage loan portfolio compared to its consumer loans secured by real estate portfolio due to a number of factors, including selling the loan production when it meets criteria and holding home equity lines of credit, the prolonged workout and foreclosure resolution processes, differences in risk profiles, and out-of-footprint loans (loans with collateral located outside the Company's geographic footprint).

Resolution challenges with low foreclosure sales continue to impact both the residential mortgage and consumer loans secured by real estate portfolio NPL balances, but foreclosure inventory decreased quarter-over-quarter. Overall, 38.7% of residential mortgage loans in NPL status were in foreclosure as of June 30, 2013. In contrast, the percentage of NPLs of consumer loans secured by real estate in foreclosure totaled 13.8%. The foreclosure moratorium was lifted and activity resumed in the fourth quarter of 2011, but delays in Pennsylvania, New Jersey, New York, and Massachusetts limited NPL balances declining and contributed to a higher NPL ratio trend in 2012. As of June 30, 2013, foreclosures in all states except Massachusetts were moving forward. New foreclosure laws were passed in Massachusetts in August 2012 and the Massachusetts Division of Banks issued its final rules on the implementation of the new foreclosure law in June 2013. These final rules require lenders to offer loan modification terms to certain borrowers prior to proceeding with foreclosure, unless the lender is able to prove that modification would result in greater losses for the bank or that the borrower has rejected the offer. Lenders are also required to send notice to borrowers regarding their right to request a modification. The following table represents the concentration of foreclosures by state as a percentage of total foreclosures at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012

New Jersey	30.6%	29.2%
New York	16.5%	13.5%
Pennsylvania	9.7%	11.5%
Massachusetts	5.6%	6.8%
All other states	37.6%	39.0%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The foreclosure closings issue has a greater impact on the residential mortgage portfolio than the consumer real estate secured portfolio due to the larger volume of loans in first lien position in that portfolio, which have equity upon which to foreclose. Exclusive of Chapter 7 bankruptcy NPL accounts, approximately 88.8% of the 90+ day delinquent loan balances in the residential mortgage portfolio are secured by a first lien, while only 43.7% of the 90+ day delinquent loan balances in the consumer real estate secured portfolio are secured by a first lien. Consumer real estate secured NPL loans may get charged off more quickly due to the lack of equity to foreclose from a second lien position.

The Alt-A segment consists of loans with limited documentation requirements which were originated via brokers outside of the Company's geographic footprint. At June 30, 2013 and December 31, 2012, the residential mortgage portfolio included the following Alt-A loans:

	June 30, 2013	December 31, 2012
	(dollars in thousands)

Alt-A loans	1,153,254	1,233,343
Alt-A loans as a percentage of the residential mortgage portfolio	11.4%	11.0%
Alt-A loans designated "out-of-footprint"	478,305	520,819
Alt-A loans designated as "out-of-footprint" as a percentage of Alt-A loans	41.5%	42.2%
Alt-A loans in non-performing loan (NPL) status	191,872	202,259
Alt-A loans in NPL status as a percentage of residential mortgage NPLs	39.1%	39.6%

The performance of the Alt-A segment has remained poor, averaging a 16.7% NPL ratio month-over-month year-to-date in 2013. Alt-A mortgage originations were discontinued in 2008 and have continued to run off at an average rate of 1.4% per month. Alt-A NPL balances represented 64.6% of the total residential mortgage loan portfolio NPL balance at the end of the first quarter of 2009, compared to 39.1% at June 30, 2013. As the Alt-A segment runs off and higher quality residential mortgages are added to the portfolio, the shift in product mix is expected to lower NPL balances.

Finally, the proportion of out-of-footprint loans is significantly higher in the residential mortgage portfolio than in the consumer loans secured by real estate portfolio. Historically, the NPL ratio for out-of-footprint loans has been higher compared with in-footprint lending. A total of $980.3 million, or 9.7%, of the residential mortgage loan portfolio, was originated with collateral located outside the Bank’s geographic footprint as of June 30, 2013. Out-of-footprint NPL balances for the residential mortgage loan portfolio were $89.4 million, or 9.1% of out-of-footprint balances, as of June 30, 2013. The out-of-footprint NPL balance represented 18.2% of the total NPL balance of the residential mortgage loan portfolio. In comparison, the consumer loans secured by real estate portfolio has significantly less out-of-footprint loans, with a total of $52.0 million, or 0.8%, originated with collateral located outside the Bank’s geographic footprint. The out-of-footprint NPL balance represented only 1.5% of the total NPL balance for the consumer loans secured by real estate portfolio.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the composition of non-performing assets at the dates indicated:

	June 30, 2013	December 31, 2012
	(in thousands)
Non-accrual loans:
Commercial:
Commercial real estate	$267,863	$291,236
Commercial and industrial	77,700	122,111
Multi-family	38,034	58,587
Total commercial loans	383,597	471,934
Consumer:
Residential mortgages	490,816	511,382
Consumer loans secured by real estate	158,758	170,486
Consumer not secured by real estate	12,442	18,874
Total consumer loans	662,016	700,742

Total non-accrual loans	1,045,613	1,172,676

Other real estate owned	71,358	65,962
Other repossessed assets	3,483	3,301
Total other real estate owned and other repossessed assets	74,841	69,263
Total non-performing assets	$1,120,454	$1,241,939

Past due 90 days or more as to interest or principal and accruing interest	$3,030	$3,052
Annualized net loan charge-offs to average loans (2)	0.45%	0.98%
Non-performing assets as a percentage of total assets	1.41%	1.45%
Non-performing loans as a percentage of total loans	2.08%	2.20%
Non-performing assets as a percentage of total loans, real estate owned and repossessed assets	2.22%	2.33%
Allowance for credit losses as a percentage of total non-performing assets (1)	101.29%	98.51%
Allowance for credit losses as a percentage of total non-performing loans (1)	108.54%	104.33%

(1)	Allowance for credit losses is comprised of the allowance for loan losses and the reserve for unfunded commitments, which is included in other liabilities.

(2)	Annualized net loan charge-offs to average loans is calculated as annualized net loan charge-off divided by the average loan balance for the six-month period ended June 30, 2013.

Excluding loans past due which are classified as non-accrual, loans past due have decreased from $542.4 million at December 31, 2012 to $401.0 million at June 30, 2013.

No commercial loans were 90 days or more past due and still accruing interest as of June 30, 2013. Potential problem loans are loans not currently classified as non-performing loans, for which management has doubts as to the borrowers’ ability to comply with the present repayment terms. These assets are principally loans delinquent more than 30 days but less than 90 days. Potential problem commercial loans totaled approximately $45.1 million and $127.2 million at June 30, 2013 and December 31, 2012, respectively. Potential problem consumer loans amounted to $352.9 million and $412.1 million at June 30, 2013 and December 31, 2012, respectively. Management has included these loans in its evaluation and reserved for them during the respective periods.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

TROUBLED DEBT RESTRUCTURINGS

TDRs are loans that have been modified as the Company has agreed to make certain concessions to customers to both meet the needs of the customers and to maximize the ultimate recovery of the loans. TDRs occur when a borrower is experiencing, or is expected to experience, financial difficulties and the loan is modified with terms that would otherwise not be granted to the borrower. The types of concessions granted are generally interest rate reductions, limitations on the accrued interest charged, term extensions, and deferment of principal.

TDRs are generally placed in nonaccrual status upon modification, unless the loan was performing immediately prior to modification. TDRs may return to accrual status after demonstrating at least six consecutive months of sustained payments following modification, as long as the Company believes the principal and interest of the restructured loan will be paid in full. To the extent the TDR is determined to be collateral-dependent and the source of repayment depends on the operation of the collateral, the loan may be returned to accrual status based on the foregoing parameters. To the extent the TDR is determined to be collateral-dependent and the source of repayment depends on the disposal of the collateral, the loan may not be returned to accrual status.

The Company's credit quality trends have continued to improve and non-performing TDRs decreased $42.5 million from December 31, 2012 to June 30, 2013. The decrease was driven by a number of factors. TDRs initially placed in non-accrual status which have not yet sustained six consecutive months of payments and for which, as a result, repayment is not yet deemed reasonably assured increased the balance by approximately $42.4 million for the six-month period ended June 30, 2013, primarily due to the Company's continuing efforts to meet the needs of its customers and maximize the ultimate recovery of its receivables. TDRs returned to accrual or paid off during the six-month period ended June 30, 2013 decreased the Company's non-performing TDR balance by approximately $56.2 million. In addition, balances of non-performing TDRs decreased due to charge-offs and pay-downs by approximately $43.0 million from December 31, 2012 to June 30, 2013. Finally, nonperforming TDRs which were previously performing at December 31, 2012 increased the balance of non-performing TDRs approximately $14.3 million.

The following table summarizes TDRs at the dates indicated:

	June 30, 2013	December 31, 2012
	(in thousands)
Performing
Commercial	$163,092	$203,012
Residential mortgage	438,248	421,242
Other consumer	53,133	49,015
Total performing	654,473	673,269
Non-performing
Commercial	105,499	132,177
Residential mortgage	204,416	214,328
Other consumer	65,694	71,565
Total non-performing	375,609	418,070
Total	$1,030,082	$1,091,339

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

The following table presents the allocation of the allowance for loan losses and the percentage of each loan type to total loans at the dates indicated:

	June 30, 2013		December 31, 2012
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(in thousands)
Allocated allowance:
Commercial loans	$509,052	63%	$580,931	62%
Consumer loans	372,343	37%	407,259	38%
Unallocated allowance	43,467	n/a	25,279	n/a
Total allowance for loan losses	$924,862	100%	$1,013,469	100%
Reserve for unfunded lending commitments	210,000		210,000
Total allowance for credit losses	$1,134,862		$1,223,469

General

The allowance for credit losses decreased $88.6 million from December 31, 2012 to June 30, 2013 and decreased as a percentage of total loans to 2.25% at June 30, 2013, compared to 2.30% at December 31, 2012. The decrease in the allowance for credit losses can be attributed to an overall improvement in the credit quality, risk rating and portfolio composition of the loan portfolio, specifically in the commercial loan portfolio, with decreases in net charge-offs, delinquent loans, and non-accrual loans from 2011 to 2013.

Management regularly monitors the condition of the Bank's portfolio, considering factors such as historical loss experience, trends in delinquency and non-performing loans, changes in risk composition and underwriting standards, experience and ability of staff, and regional and national economic conditions and trends.

The risk factors inherent in the Allowance for Credit Losses are continuously reviewed and revised by management when conditions indicate that the estimates initially applied are different from actual results. The Company also performs a comprehensive analysis of the Allowance for Credit Losses on a quarterly basis. In addition, a review of allowance levels based on nationally published statistics is conducted quarterly.

The factors supporting the Allowance for Credit Losses do not diminish the fact that the entire Allowance for Credit Losses is available to absorb losses in the loan portfolio and related commitment portfolio. The Company’s principal focus is to ensure the adequacy of the total Allowance for Credit Losses.

The Allowance for Losses is subject to review by banking regulators. The Company’s primary bank regulators regularly conduct examinations of the Allowance for Credit Losses and make assessments regarding its adequacy and the methodology employed in its determination.

A loan is considered to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay (e.g., less than 90 days) or insignificant shortfall in the amount of payments does not necessarily result in the loan being identified as impaired. Impaired loans are defined as all TDRs plus non-accrual commercial loans in excess of $1 million. In addition, the Company may perform a specific reserve analysis on loans that fail to meet this threshold if the nature of the collateral or business conditions warrant. As of June 30, 2013, the Company is performing a specific reserve analysis on certain loans within the Corporate Banking and remaining commercial classes of financing receivables, regardless of loan size.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial

For the commercial loan portfolio excluding small business loans (businesses with annual sales of up to $3.0 million), the Company has specialized credit officers, a monitoring unit, and workout units that identify and manage potential problem loans. Changes in management factors, financial and operating performance, company behavior, industry factors and external events and circumstances are evaluated on an ongoing basis to determine whether potential impairment is evident and additional analysis is needed. For the commercial loan portfolios, risk ratings are assigned to each individual loan to differentiate risk within the portfolio, reviewed on an ongoing basis by credit risk management, and revised, if needed, to reflect the borrower’s current risk profile and the related collateral position. The risk ratings consider factors such as financial condition, debt capacity and coverage ratios, market presence and quality of management. Generally, credit officers reassess a borrower’s risk rating on at least an annual basis, and more frequently if warranted. This reassessment process is managed by credit officers and is overseen by the Credit Monitoring group to ensure consistency and accuracy in risk ratings, as well as the appropriate frequency of risk rating reviews by the Bank’s credit officers. The Company’s Internal Audit group regularly performs loan reviews and assesses the appropriateness of assigned risk ratings. When credits are downgraded below a certain level, the Company’s Workout Department becomes responsible for managing the credit risk. Risk rating actions are generally reviewed formally by one or more credit committees depending on the size of the loan and the type of risk rating action being taken. Detailed analyses are completed that support the risk rating and management’s strategies for the customer relationship going forward.

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

The portion of the allowance for loan losses related to the commercial portfolio decreased from $580.9 million at December 31, 2012 (1.76% of commercial loans) to $509.1 million at June 30, 2013 (1.60% of commercial loans). A portion of the reduction ($35.5 million) is attributable to the resolution of the ASC 310-10-35 impaired loan portfolio and associated specific reserves. Additionally, the portfolio risk distribution has shown improvement related to portfolio credit quality, with lower levels of classified and non-accruing loans. In addition, there has been a booking of higher quality credits to replace loans that were negatively impacted in the recession. In particular, the growth of the Company's GBM business has played a role in lowering the commercial and industrial coverage rate, as loans to these highly-rated, investment grade, multi-national corporations typically require lower coverage rates than the Company's middle market commercial and industrial lending business.

Consumer

The consumer loan and small business loan portfolios are monitored for credit risk and deterioration with statistical tools considering factors such as delinquency, LTV ratios, and credit scores. Management evaluates the consumer portfolios throughout their life cycles on a portfolio basis. When problem loans are identified that are secured with collateral, management examines the loan files to evaluate the nature and type of collateral supporting the loans. Management documents the collateral type, the date of the most recent valuation, and whether any liens exist to determine the value to compare against the committed loan amount.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

For both residential and home equity loans, loss severity assumptions are incorporated in the loan loss reserve models to estimate loan balances that will ultimately charge-off. These assumptions are based on recent loss experience within various CLTV bands within these portfolios. CLTVs are refreshed quarterly by applying Federal Housing Finance Agency Home Price Index changes at a state-by-state level to the last known appraised value of the property to estimate the current CLTV. The Company's allowance for loan losses incorporates the refreshed CLTV information to update the distribution of defaulted loans by CLTV as well as the associated loss given default for each CLTV band. Reappraisals on a recurring basis at the individual property level are not considered cost-effective or necessary; however, reappraisals are performed on certain higher risk accounts to support line management activities and default servicing decisions, or when other situations arise for which the Company believes the additional expense is warranted.

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

As of June 30, 2013, the Company had $833.6 million and $5.3 billion of consumer home equity loans and lines of credit, which included $429.0 million and $3.1 billion, or 51.5% and 58.3%, in junior lien positions, respectively. Loss severity rates on these consumer home equity loans and lines of credit in junior lien positions were 77% and 84%, respectively, as of June 30, 2013.

In connection with these home equity loans and lines of credit secured by junior liens, the Company does not have the ability to track whether or not a senior lien is in default if we do not hold or service the loan. As a result, this information is not explicitly incorporated into the allowance calculation. However, FICO scores for home equity borrowers are refreshed quarterly to monitor changes in the borrowers' credit profiles. While these FICO scores and certain other factors are not explicitly incorporated into the Company's allowance models, significant trends are evaluated for consideration as a qualitative adjustment to the allowance. No significant shifts in trends have been observed during the periods presented to warrant a qualitative adjustment to the Company's allowance for loan losses.

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

Beginning in the fourth quarter of 2012, the Company considers the delinquency status of its senior liens in cases where the Company services the lien. The Company currently services the senior lien on approximately 23% of junior lien home equity principal balances. Of the junior lien home equity loan and line of credit balances that are current, approximately 2% have a senior lien that is one or more payments past due. When the senior lien is delinquent but the junior lien is current, allowance levels are adjusted to reflect loss estimates consistent with the delinquency status of the senior lien. The Company also extrapolates these impacts to the junior lien portfolio when the senior lien is serviced by another investor and the delinquency status of the senior lien is unknown. The Company is presently undertaking an effort to source the actual delinquency status of senior liens serviced by other servicers through the use of credit bureau data, but this initiative is not expected to be completed until late in 2013.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Although the Company does not currently have the ability to track whether or not a senior lien is in default if the Company does not hold or service the loan, the lien position is reflected in the loss history and is captured as part of the historical loss experience utilized in the determination of the allowance for loan losses. Moreover, the Company's allowance models and reserve levels are back-tested on a quarterly basis to ensure that both remain within appropriate ranges. As a result, management believes that the current allowance for loan losses is maintained at a level sufficient to absorb inherent losses in the portfolio.

Depository and lending institutions in the U.S. generally are expected to experience a significant volume of home equity lines of credit which will be approaching the end of their draw periods over the next several years, following the growth in home equity lending experienced during 2003 through 2007. As a result, many of these home equity lines of credit will either convert to amortizing loans or have principal due as balloon payments. The percentage of the Company's current home equity lines of credit that are expected to reach the end of their draw periods prior to December 31, 2018 is approximately 4.0% and not considered significant. The Company's home equity lines of credit are generally open-ended, revolving loans with fixed-rate lock options and draw periods of up to 10 years, along with amortizing repayment periods of up to 15 years. We currently do not monitor delinquency rates differently for amortizing and non-amortizing lines, but instead segment our home equity line of credit portfolio by certain other risk characteristics which we monitor, along with several credit quality metrics including delinquency. Our home equity lines of credit are generally underwritten considering fully drawn and fully amortizing levels. As a result, we currently do not anticipate a significant deterioration in credit quality when these home equity lines of credit begin to amortize. We are currently enhancing our data capabilities to monitor home equity line of credit delinquency trends by amortizing and non-amortizing status, and will look to expand our disclosures in future filings to discuss any significant delinquency trends affecting the Company's home equity portfolios when this information becomes available.

The allowance for consumer loans was $372.3 million and $407.3 million at June 30, 2013 and December 31, 2012, respectively. The allowance as a percentage of consumer loans was 2.00% at June 30, 2013 and 2.01% at December 31, 2012, respectively. The decrease was primarily due to improved credit quality as indicated in the reductions in past due and non-accruing loans, as well as an overall decrease in the amount of outstanding consumer loans.

Unallocated

Additionally, the Company reserves for certain inherent, but undetected, losses that are probable within the loan portfolio. Absent significant other factors to the contrary, management generally considers an unallocated position within 5% of the overall allowance to be reasonably sufficient to absorb imprecisions of models to otherwise provide for coverage of inherent losses in the Company's entire loan and lease portfolios. Imprecisions include loss factors inherent in the loan portfolio that may not have been discreetly contemplated in the general and specific components of the allowance, as well as potential variability in estimates. Period-to-period changes in the Company's historical unallocated allowance for loan and lease loss positions are considered in light of these factors. The unallocated allowance for loan losses was $43.5 million at June 30, 2013 and $25.3 million at December 31, 2012.

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

The reserve for unfunded lending commitments has remained flat, at $210.0 million at June 30, 2013 and December 31, 2012. Once an unfunded lending commitment becomes funded and is carried as a loan, the corresponding reserves are transferred to the allowance for loan and lease losses.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INVESTMENT SECURITIES

Investment securities consist primarily of mortgage-backed securities, tax-free municipal securities, U.S. Treasury and government agency securities, corporate debt securities, asset-backed securities and stock in the FHLB and the FRB. Mortgage-backed securities consist of pass-through, collateralized mortgage obligations, and adjustable rate mortgages issued by federal agencies. The Company’s mortgage-backed securities are either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by Standard and Poor’s and Moody’s at the date of issuance. The Company’s available-for-sale investment strategy is to purchase liquid fixed-rate and floating-rate investments to adequately manage the Company's liquidity position and interest rate risk. The average life of the available-for-sale investment portfolio at June 30, 2013 was approximately 5.02 years, compared to 4.02 years at December 31, 2012. The average effective duration of the investment portfolio at June 30, 2013 was 4.52 years. The actual maturities of mortgage-backed securities available for sale will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

Total investment securities available-for-sale decreased to $13.8 billion at June 30, 2013, compared to $18.7 billion at December 31, 2012. Overall, the decrease in investment securities is due to the Company's strategy to reduce exposure to interest rate risk in the portfolio. Consistent with this strategy, during the three and six month periods ended June 30, 2013, the Company sold $3.2 billion and $5.7 billion of investment securities, primarily, mortgage backed securities. For additional information with respect to the Company’s investment securities, see Note 3 in the Notes to the Consolidated Financial Statements.

Other investments, which consists of FHLB stock and FRB stock, as well as an FHLB CD, decreased from $1.1 billion at December 31, 2012 to $1.0 billion at June 30, 2013.

GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill was $3.4 billion at June 30, 2013 and December 31, 2012. There were no additions or impairments to goodwill in 2013 or 2012. At June 30, 2013, goodwill included approximately $1.9 billion in the Retail Banking unit, $1.4 billion in the Corporate Banking unit, and $131.1 million in the GBM unit.

Other intangibles, net of accumulated amortization, were $47.1 million at June 30, 2013 and $61.9 million at December 31, 2012. The decrease of $14.8 million is due to year-to-date amortization expense.
The Company conducts its evaluation of goodwill impairment at the reporting unit level on an annual basis, and more frequently if events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value. A reporting unit is an operating segment or one level below. As of June 30, 2013, the reporting units with assigned goodwill were the Retail Banking, Corporate Banking and GBM units. No impairment indicators were noted since the annual review as of December 31, 2012 and, accordingly, no impairment test has been performed. The Company will perform its next annual goodwill impairment test as of December 31, 2013.

As more fully described in Note 15 in the Company's Consolidated Financial Statements, during the first quarter of 2013, the Company reorganized its management reporting structure in order to better align management teams and resources with the business goals of the Company and to provide enhanced customer service to our clients. Consequently, segment reporting and goodwill reporting units were updated to reflect this change. In connection with the reorganization, management reallocated goodwill to the reporting units using a relative fair value allocation.

DEFERRED TAXES AND OTHER TAX ACTIVITY

The deferred tax asset balance was $834.1 million at June 30, 2013, compared to $780.4 million at December 31, 2012. The increase of $53.7 million was primarily due to a $158.2 million increase in investment and market-related unrealized losses, which was offset by $104.6 million of deferred tax expense recognized during the period.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

On June 17, 2009, the Company filed a lawsuit against the United States in Federal District Court seeking a refund of assessed taxes paid for tax years 2003-2005 related to two separate financing transactions with an international bank totaling $1.2 billion. As a result of these two financing transactions, the Company was subject to foreign taxes of $154.0 million during the years 2003 through 2005 and claimed a corresponding foreign tax credit for foreign taxes paid during those years, which the IRS disallowed. The IRS also disallowed the Company's deductions for interest expense and transaction costs, totaling $24.9 million in tax liability, and assessed interest and penalties totaling approximately $69.6 million. In 2006 and 2007, the Company was subject to an additional $87.6 million and $22.5 million of foreign taxes, respectively, as a result of the two financing transactions, and the Company's entitlement to foreign tax credits in these amounts will be determined by the outcome of the 2003-2005 litigation. In addition, the outcome of the litigation will determine whether the Company is subject to an additional tax liability of $49.8 million related to interest expense and transaction cost deductions, and whether it will be subject to $12.1 million in interest and $12.5 million in penalties for 2006 and 2007. The Company continues to believe that it is entitled to claim these foreign tax credits taken with respect to the transactions and also continues to believe that it is entitled to tax deductions for the related issuance costs and interest deductions based on tax laws. A trial date has been set in this litigation for October 7, 2013. The Company has recorded a receivable in Other assets for the amount of these payments, less a tax reserve of $96.9 million, as of June 30, 2013. On February 11, 2013, the U.S. Tax Court issued an adverse opinion in a case between the Bank of New York Mellon Corporation and the IRS involving a transaction with a structure similar to the Company's financing transaction. The Company has confidence in its position because, among other reasons, the Company will raise arguments and issues in its case that were not considered by the Tax Court. Bank of New York Mellon has indicated it intends to appeal the decision. The Company believes its reserve amount adequately provides for potential exposure to the IRS related to these items. As litigation progresses, it is reasonably possible that changes in the reserve for uncertain tax positions could range from a decrease of $96.9 million to an increase of $296.0 million within the next 12 months.

OTHER ASSETS

The following is a detail of items that comprise other assets at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(in thousands)
Other real estate owned	$71,358	$65,962
Other repossessed assets	3,483	3,301
Prepaid expenses	136,908	239,732
Miscellaneous receivables	537,160	638,172
Derivative assets at fair value	271,950	379,128
Mortgage servicing rights	138,141	92,512
Miscellaneous assets	31,608	34,743
Total other assets	$1,190,608	$1,453,550

Other assets at June 30, 2013 were $1.2 billion, compared to $1.5 billion at December 31, 2012. The decrease in other assets was primarily due to activity in prepaid expenses, miscellaneous receivables, derivative assets and mortgage servicing rights. Prepaid expenses decreased $102.8 million, from $239.7 million at December 31, 2012 to $136.9 million at June 30, 2013, primarily due to an FDIC refund for excess payments. Miscellaneous receivables decreased $101.0 million, from $638.2 million at December 31, 2012 to $537.2 million at June 30, 2013, primarily due to the timing of various payments including the sale of investments. Derivative assets decreased $107.2 million from $379.1 million at December 31, 2012 to $272.0 million at June 30, 2013, primarily due to the reduction of swap market value and fair market value and changes in interest rates. These changes were offset by an increase in MSRs of $45.6 million, primarily due to an increase in prepayment speeds and a reduction in mortgage refinancing.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

DEPOSITS AND OTHER CUSTOMER ACCOUNTS

The Bank attracts deposits within its primary market area by offering a variety of deposit instruments, including demand and interest-bearing demand deposit accounts, money market accounts, savings accounts, customer repurchase agreements, CDs and retirement savings plans. The Bank also issues wholesale deposit products such as brokered deposits and government deposits on a periodic basis, which serve as an additional source of liquidity for the Company.

The following table presents the composition of deposits and other customer accounts at the dates indicated:

	June 30, 2013		December 31, 2012
	Balance	Percent of total deposits	Balance	Percent of total deposits
	(dollars in thousands)
Interest-bearing demand deposits	$9,504,560	19.1%	$9,358,233	18.4%
Noninterest-bearing demand deposits	7,908,491	15.9%	8,224,005	16.2%
Savings	3,878,860	7.8%	3,800,469	7.5%
Money market	17,915,153	36.0%	16,738,442	33.0%
Certificates of deposit	10,521,694	21.2%	12,668,889	24.9%
Total Deposits	$49,728,758	100.0%	$50,790,038	100.0%

Total deposits and other customer accounts decreased $1.1 billion from $50.8 billion at December 31, 2012 to $49.7 billion at June 30, 2013. The decrease in deposits from December 31, 2012 to June 30, 2013 was primarily due to CDs, which decreased $2.1 billion, or 16.9%, due to the maturity of certain CD products and the lack of rollover of certain wholesale CDs and noninterest-bearing demand deposits decreased $315.5 million, or 3.8%, due mainly to better economic conditions encouraging movement from noninterest-bearing demand deposits to interest-bearing investments. These decreases were offset by an increase in money markets of $1.2 billion, or 7.0%, due to growth in commercial and retail money market accounts as a result of improving market conditions.

BORROWINGS AND OTHER DEBT OBLIGATIONS

The Bank utilizes borrowings and other debt obligations as a source of funds for its asset growth and asset/liability management. Collateralized advances are available from the FHLB if certain standards related to creditworthiness are met. The Bank also utilizes repurchase agreements, which are short-term obligations collateralized by securities. SHUSA has term loans and lines of credit with Santander. Total borrowings and other debt obligations at June 30, 2013 were $13.9 billion, compared to $19.3 billion at December 31, 2012. Total borrowings decreased approximately $5.4 billion, due to the Company's use of the proceeds from the sale of investment securities during the second quarter of 2013 to pay off existing borrowed funds. See further detail on borrowings activity in Note 8 to the Consolidated Financial Statements.

The Company's debt agreements impose certain limitations on dividends and other payments and transactions. The Company is currently in compliance with these limitations.

Periodically, as part of the Company's wholesale funding management, it opportunistically repurchases outstanding borrowings in the open market. In 2012, the Company repurchased $523.6 million of outstanding borrowings in the open market. During the first six months of 2013, the Company repurchased $0.1 million of outstanding borrowings in the open market.

OFF-BALANCE SHEET ARRANGEMENTS

See further discussion of the Company's off-balance sheet arrangements in Note 5 and Note 12 to the Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

BANK REGULATORY CAPITAL

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by those regulatory authorities. The minimum U.S. regulatory capital ratios for banks under Basel I are 4% for the Tier 1 risk-based capital ratio and 4% for the Tier 1 leverage capital ratio. To qualify as “well-capitalized,” regulators require banks to maintain capital ratios of at least 6% for the Tier 1 risk-based capital ratio, 10% for the total risk-based capital ratio, and 5% for the Tier 1 leverage capital ratio. At June 30, 2013 and December 31, 2012, the Bank met the well-capitalized capital ratio requirements. As a BHC, SHUSA is required to maintain a Tier 1 risk-based capital ratio of at least 4%, total risk-based capital ratio of at least 8%, and a Tier 1 leverage capital ratio of at least 4%. The Company's capital levels exceeded the ratios required for BHCs.

For discussion of Basel III and the related future changes to the minimum U.S. regulatory capital ratios see section captioned "Regulatory Matters" within this Management Discussion and Analysis.

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

Any dividend declared and paid or contribution has the effect of reducing the Bank's Tier 1 leverage capital to tangible assets and Tier 1 risk-based capital ratios. In the first six months of 2013, the Bank declared and paid $89.0 million in return of capital to SHUSA.

The following schedule summarizes the actual capital balances of the Bank and SHUSA at June 30, 2013:

	BANK

	June 30, 2013	Well-capitalized Requirement(2)	Minimum Requirement(2)
Tier 1 leverage capital ratio	11.38%	5.00%	4.00%
Tier 1 risk-based capital ratio	13.85%	6.00%	4.00%
Total risk-based capital ratio	15.78%	10.00%	8.00%
Tier 1 common capital ratio(1)	13.85%	n/a	n/a

SHUSA

June 30, 2013
Tier 1 leverage capital ratio	11.91%
Tier 1 risk-based capital ratio	14.38%
Total risk-based capital ratio	16.53%
Tier 1 common capital ratio(1)	13.71%
(1) Ratio presented due to regulators emphasizing the Tier 1 common capital ratio in their evaluation of bank and BHC capital levels, although this metric is not provided for in bank regulations. For all BHCs undergoing its Comprehensive Capital Analysis and Review, the FRB has established a 5% minimum Tier 1 common equity ratio under stress scenarios.
(2) As defined by OCC regulations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Overall

Liquidity represents the ability of the Company to obtain cost-effective funding to meet the needs of customers as well as the Company's financial obligations. Factors that impact the liquidity position of the Company include loan origination volumes, loan prepayment rates, the maturity structure of existing loans, core deposit growth levels, CD maturity structure and retention, the Company's credit ratings, investment portfolio cash flows, the maturity structure of the Company's wholesale funding, and other factors. These risks are monitored and managed centrally. This process includes reviewing all available wholesale liquidity sources. The Company also forecasts future liquidity needs and develops strategies to ensure adequate liquidity is available at all times. SHUSA conducts monthly liquidity stress test analyses to manage its liquidity under a variety of scenarios, all of which demonstrate that the Company has ample liquidity to meets its short-term and long-term cash requirements.

Further changes to the credit ratings of SHUSA, Santander and its affiliates or the Kingdom of Spain could have a material adverse effect on SHUSA's business, including its liquidity and capital resources. The credit ratings of SHUSA have changed in the past and may change in the future, which could impact its cost of and access to sources of financing and liquidity. Any reductions in the long-term or short-term credit ratings of SHUSA would; increase its borrowing costs; require it to replace funding lost due to the downgrade, which may include the loss of customer deposits; and limit its access to capital and money markets and trigger additional collateral requirements in derivatives contracts and other secured funding arrangements. See further discussion on the impacts of credit ratings actions in the section of the MD&A captioned "Economic and Business Environment."

The Bank has several sources of funding to meet its liquidity requirements, including its core deposit base, liquid investment securities portfolio, ability to acquire large deposits, FHLB borrowings, wholesale deposit purchases, federal funds purchased, and FRB borrowings. The Company has the following major sources of funding to meet its liquidity requirements: dividends and returns of investments from its subsidiaries, short-term investments held by non-bank affiliates and access to the capital markets.

Dividends and stock issuances

In April 2013, SCUSA declared $290.4 million in dividends, of which $188.7 million is payable to the Company.

During the first six months of 2013, the Bank paid $89.0 million in return of capital to SHUSA. At June 30, 2013, the holding company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

There were no stock issuances during 2013 or 2012.

Available Liquidity

As of June 30, 2013, SHUSA, through the Bank, had over $25.4 billion in committed liquidity from the FHLB and the FRB. Of this amount, $14.7 billion is unused and therefore provides additional borrowing capacity and liquidity for the Company. At June 30, 2013 and December 31, 2012, liquid assets (cash and cash equivalents, loans held for sale, and securities available for sale exclusive of securities pledged as collateral) totaled approximately $13.5 billion and $14.8 billion, respectively. These amounts represented 27.2% and 29.1% of total deposits at June 30, 2013 and December 31, 2012, respectively. In addition to liquid assets, the Company also has available liquidity from federal funds counterparties of $1.2 billion. Management believes that the Company has ample liquidity to fund its operations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash and cash equivalents

Net cash provided by operating activities was $867.1 million for the six months ended June 30, 2013. Net cash provided by investing activities for the same period was $7.2 billion, due to $7.8 billion of investment sales, maturities and repayments and $2.3 billion of loan activity, primarily repayments, offset by the purchase of $3.4 billion of investments. Net cash used by financing activities for the six months ended June 30, 2013 was $6.4 billion, which consisted primarily of a $1.1 billion decrease in deposits and a net decrease in borrowings of $5.4 billion due to repayments. See the Consolidated Statement of Cash Flows for further details on our sources and uses of cash.

As of June 30, 2013, the Company had $3.8 billion of cash compared to $2.2 billion at December 31, 2012. During the first six months of 2013, cash was impacted by: investment security sales which resulted in proceeds of $5.8 billion, significant commercial loan repayments, and a $188.7 million dividend from SCUSA; offset by approximately $5.4 billion of borrowings repayments, and a loan portfolio acquisition in the first quarter of 2013 in the amount of $316.9 million.

Restricted cash decreased from $488.5 million at December 31, 2012 to $134.2 million at June 30, 2013 due to a $2.1 billion decrease in repurchase agreements and a $190.2 million decrease in the amount of collateral required to be posted related to our derivatives contracts due to fluctuations in the underlying mark-to-market valuations.

CONTRACTUAL OBLIGATIONS

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and asset/liability management, to fund acquisitions, and to meet required capital needs. These obligations require the Company to make cash payments over time as detailed in the table below.

	Payments Due by Period
	Total	Less than 1 year	Over 1 yr to 3 yrs	Over 3 yrs to 5 yrs	Over 5 yrs
	(in thousands)
FHLB advances (1)	$11,413,011	$73,527	$9,217,431	$1,227,770	$894,283
Other debt obligations (1) (2)	3,218,056	158,272	2,096,091	661,784	301,909
Junior subordinated debentures due to capital trust entities (1) (2)	1,384,952	224,459	223,550	124,484	812,459
Certificates of deposit (1)	10,687,897	6,709,924	3,731,950	242,027	3,996
Nonqualified pension and post-retirement benefits	83,526	7,395	15,280	15,316	45,535
Operating leases(3)	654,000	106,837	188,055	144,181	214,927
Total contractual cash obligations	$27,441,442	$7,280,414	$15,472,357	$2,415,562	$2,273,109

(1)
Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based on interest rates in effect at June 30, 2013. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Includes all carrying value adjustments, such as unamortized premiums and discounts and hedge basis adjustments.

(3)	Does not include future expected sublease income.

Excluded from the above table are deposits of $39.2 billion that are due on demand by customers. Additionally, $136.3 million of tax liabilities associated with unrecognized tax benefits have been excluded due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations.

The Company is a party to financial instruments and other arrangements with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage its exposure to fluctuations in interest rates. See further discussion on these risks in Note 9 and Note 12 to the Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ASSET AND LIABILITY MANAGEMENT

Interest Rate Risk

Interest rate risk arises primarily through the Company’s traditional business activities of extending loans and accepting deposits. Many factors, including economic and financial conditions, movements in market interest rates, and consumer preferences affect the spread between interest earned on assets and interest paid on liabilities. Interest rate risk is managed by the Company's Treasury group and measured by its Market Risk Department, with oversight by the Asset/Liability Committee. In managing interest rate risk, the Company seeks to minimize the variability of net interest income across various likely scenarios, while at the same time maximizing net interest income and the net interest margin. To achieve these objectives, the Treasury group works closely with each business line in the Company and guides new business. The Treasury group also uses various other tools to manage interest rate risk, including wholesale funding maturity targeting, investment portfolio purchase strategies, asset securitizations/sales, and financial derivatives.

Interest rate risk focuses on managing four elements of risk associated with interest rates: basis risk, repricing risk, yield curve risk and option risk. Basis risk stems from rate index timing differences with rate changes, such as differences in the extent of changes in Federal funds rates compared with the three-month LIBOR rate. Repricing risk stems from the different timing of contractual repricing, such as one-month versus three-month reset dates, as well as the related maturities. Yield curve risk stems from the impact on earnings and market value resulting from different shapes and levels of yield curves. Option risk stems from prepayment or early withdrawal risk embedded in various products. These four elements of risk are analyzed through a combination of net interest income simulations, shocks to those net interest income simulations, and scenario and market value analyses, and the subsequent results are reviewed by management. Numerous assumptions are made to produce these analyses, including assumptions on new business volumes, loan and investment prepayment rates, deposit flows, interest rate curves, economic conditions and competitor pricing.

Further information on risk factors can be found under Part I, Item 1A Risk Factors, in the Company's 2012 Annual Report on Form 10-K and under Part II, Item 1A Risk Factors, in the Company's first quarter 2013 Report on Form 10-Q.

Net Interest Income Simulation Analysis

The Company utilizes a variety of measurement techniques to evaluate the impact of interest rate risk, including simulating the impact of changing interest rates on expected future interest income and interest expense ("net interest income sensitivity"). This simulation is run monthly and includes various scenarios that help management understand the potential risks in the Bank's net interest income sensitivity. These scenarios include both parallel and non-parallel rate shocks as well as other scenarios that are consistent with quantifying the four elements of risk described above. This information is used to develop proactive strategies to ensure that the Company’s risk position remains within Board-approved limits so that future earnings are not significantly adversely affected by future interest rates.

The table below discloses the estimated sensitivity to the Company’s net interest income based on interest rate changes:

If interest rates changed in parallel by the amounts below at June 30, 2013	The following estimated percentage increase/(decrease) to net interest income would result
Down 100 basis points	(3.53)%
Up 100 basis points	7.79%
Up 200 basis points	14.75%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Market Value of Equity Analysis

The Company also evaluates the impact of interest rate risk by utilizing market value of equity ("MVE") modeling. This analysis measures the present value of all estimated future interest income and interest expense cash flows of the Company over the estimated remaining life of the balance sheet. MVE is calculated as the difference between the market value of assets and liabilities. The MVE calculation utilizes only the current balance sheet, and therefore does not factor in any future changes in balance sheet size, balance sheet mix, yield curve relationships or product spreads, which may mitigate the impact of any interest rate changes.

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk, and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at June 30, 2013 and December 31, 2012.

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by	June 30, 2013	December 31, 2012
Down 100 basis points	1.95%	(0.45)%
Up 100 basis points	(2.23)%	(2.84)%
Up 200 basis points	(5.38)%	(7.64)%

Limitations of Interest Rate Risk Analyses

Because the assumptions used are inherently uncertain, the Company cannot precisely predict the effect of higher or lower interest rates on net interest income or market value of equity. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes, the difference between actual experience and the assumed volume, characteristics of new business and behavior of existing positions, and changes in market conditions and management strategies, among other factors.

Uses of Derivatives to Manage Interest Rate and Other Risks

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

The Company enters into cross-currency swaps to hedge its foreign currency exchange risk on certain Euro-denominated investments. These derivatives are designated as fair value hedges at inception.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company's derivative portfolio includes mortgage banking interest rate lock commitments, forward sale commitments and interest rate swaps. As part of its overall business strategy, the Bank originates fixed rate residential mortgages. It sells a portion of this production to the Federal Home Loan Mortgage Corporation (the "FHLMC"), FNMA, and private investors. The loans are exchanged for cash or marketable fixed-rate, mortgage-backed securities which are generally sold. The Company uses forward sales and cash sales on mortgage-backed securities as a means of hedging against the economic impact of changes in interest rates on the mortgages that are originated for sale and on interest rate lock commitments.

The Company typically retains the servicing rights related to residential mortgage loans that are sold. Residential MSRs are accounted for at fair value. As deemed appropriate, the Company economically hedges MSRs using interest rate swaps and forward contracts to purchase mortgage-backed securities. For additional information on MSRs, see Note 7 in the Notes to the Consolidated Financial Statements.

The Company uses foreign exchange contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities. Foreign exchange contracts, which include spot and forward contracts, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. Exposure to gains and losses on these contracts will increase or decrease over their respective lives as currency exchange and interest rates fluctuate.

We also utilize forward contracts to manage market risk associated with certain expected investment security sales and equity options, which manage our market risk associated with certain customer deposit products.

For additional information on foreign exchange contracts, derivatives and hedging activities, see Note 9 in the Notes to the Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Incorporated by reference from Part I, Item 2, “Management’s Discussion and Analysis of Results of Operations and Financial Condition — Asset and Liability Management” hereof.

Item 4.	Controls and Procedures

The Company's management, with the participation of the CEO and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2013. Based on that evaluation, the CEO and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the first six months of 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION

Item 1	— Legal Proceedings

Reference should be made to Note 10 to the Consolidated Financial Statements for disclosure regarding the lawsuit filed by SHUSA against the Internal Revenue Service and Note 12 to the Consolidated Financial Statements for SHUSA’s litigation disclosure, which are incorporated herein by reference.

Item 1A	— Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A Risk Factors, in the Company's 2012 Annual Report on Form 10-K and the enhancements made to those risk factors in the Company's first quarter 2013 Report on Form 10-Q.

Item 2	— Unregistered Sales of Equity Securities and Use of Proceeds.

No shares of the Company’s common stock were repurchased during the six-month period ended June 30, 2013.

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

SANTANDER HOLDINGS USA, INC. (Registrant)
Date:	August 8, 2013	/s/ Román Blanco
Román Blanco
President and Chief Executive Officer (Authorized Officer)

Date:	August 8, 2013	/s/ Juan Carlos Alvarez
Juan Carlos Alvarez
Chief Financial Officer and Senior Executive Vice President (Principal Financial Officer)

Date:	August 8, 2013	/s/ Guillermo Sabater
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