Form 10-Q
period 2013-09-30
Santander Holdings USA, Inc.
filed 2013-11-08
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐. No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2013
Common Stock (no par value)	520,307,043 shares

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

These forward-looking statements include statements with respect to SHUSA's vision, mission, strategies, goals, beliefs, plans, objectives, expectations, anticipations, estimates, intentions, financial condition, results of operations, future performance and business and are not historical facts. Although SHUSA believes that the expectations reflected in these forward-looking statements are reasonable, these statements are not guarantees of future performance and involve risks and uncertainties which are subject to change based on various important factors, some of which are beyond SHUSA's control. Among the factors that could cause SHUSA's financial performance to differ materially from that suggested by the forward-looking statements are:

•
the strength of and changes in the United States economy in general and the strength of the regional and local economies in which SHUSA conducts operations, including the effects of the recent Federal government shutdown and uncertainty concerning U.S. national debt limits, all of which could affect, among other things, the level of the Company’s non-performing assets, chargeoffs, and provisions for credit losses

•
the effects of policies of the Office of the Comptroller of the Currency (the “OCC”), the Federal Reserve Board (the "FRB"), the Federal Deposit Insurance Corporation (the "FDIC") and the Consumer Financial Protection Bureau the ("CFPB") and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System and other regulatory bodies;

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

•
the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act, which is a significant development for the industry. The full impact of this legislation to SHUSA and the industry will not be known until the rule-making processes mandated by the legislation are complete, although the impact will involve higher compliance costs which have affected and will affect SHUSA's revenue and earnings negatively;

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

PART 1- FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited at September 30, 2013)

	September 30, 2013	December 31, 2012
	(in thousands)
ASSETS
Cash and amounts due from depository institutions	$4,542,370	$2,220,811
Investment securities:
Available-for-sale at fair value	11,547,446	18,684,020
Other investments	784,092	1,053,723
Loans held for investment	49,734,269	52,388,911
Allowance for loan losses	(875,971)	(1,013,469)
Net loans held for investment	48,858,298	51,375,442
Loans held for sale at fair value	171,612	843,442
Premises and equipment, net (1)	760,545	748,769
Accrued interest receivable	185,272	208,660
Equity method investments	2,996,235	2,834,469
Goodwill	3,431,481	3,431,481
Bank owned life insurance	1,639,385	1,605,008
Restricted cash	118,285	488,455
Deferred tax assets	801,104	780,423
Other assets (2)	1,234,655	1,515,499
TOTAL ASSETS	$77,070,780	$85,790,202

LIABILITIES
Accrued expenses and payables	1,358,589	1,479,286
Total deposits and other customer accounts	49,310,417	50,790,038
Borrowings and other debt obligations	12,150,987	19,264,206
Advance payments by borrowers for taxes and insurance	213,604	168,042
Other liabilities	515,685	846,628

TOTAL LIABILITIES	63,549,282	72,548,200

STOCKHOLDERS' EQUITY
Preferred stock (no par value; $25,000 liquidation preference; 7,500,000 shares authorized; 8,000 shares outstanding at September 30, 2013 and at December 31, 2012)	195,445	195,445
Common stock (no par value; 800,000,000 shares authorized; 520,307,043 shares outstanding at September 30, 2013 and at December 31, 2012)	12,210,407	12,211,636
Accumulated other comprehensive (loss)/income	(204,125)	54,334
Retained earnings	1,319,771	780,587
TOTAL STOCKHOLDERS' EQUITY	13,521,498	13,242,002
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$77,070,780	$85,790,202

(1) Net of accumulated depreciation of $538.7 million and $474.1 million at September 30, 2013 and December 31, 2012, respectively.
(2) Includes residential mortgage servicing rights ("MSRs") of $138.1 million and $92.5 million at September 30, 2013 and December 31, 2012, respectively, for which the Company has elected the fair value option.

See accompanying notes to unaudited condensed consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2013	2012	2013	2012
	(in thousands)
INTEREST INCOME:
Loans	$485,598	$535,840	$1,480,851	$1,624,358
Interest-earning deposits	2,417	1,724	4,268	4,301
Investment securities:
Available-for-sale	67,205	91,599	240,383	281,506
Other investments	7,293	5,824	20,003	15,813
TOTAL INTEREST INCOME	562,513	634,987	1,745,505	1,925,978

INTEREST EXPENSE:
Deposits and customer accounts	51,560	58,986	161,898	175,479
Borrowings and other debt obligations	142,272	157,683	433,631	477,664
TOTAL INTEREST EXPENSE	193,832	216,669	595,529	653,143

NET INTEREST INCOME	368,681	418,318	1,149,976	1,272,835
Provision for credit losses	—	71,000	26,850	281,800
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	368,681	347,318	1,123,126	991,035

NON-INTEREST INCOME:
Consumer fees	60,014	59,621	172,546	182,546
Commercial fees	45,275	44,655	145,318	134,384
Mortgage banking income, net	24,576	14,936	107,402	51,984
Equity method investments	70,330	106,427	365,067	370,325
Bank owned life insurance	13,701	13,701	42,683	44,643
Miscellaneous income	6,325	10,294	28,853	34,611
TOTAL FEES AND OTHER INCOME	220,221	249,634	861,869	818,493

OTTI recognized in earnings	—	—	(63,630)	—
Net (loss)/gain on investment security sales	(23,422)	(151)	72,773	76,381
Net (loss)/gain on investment securities recognized in earnings	(23,422)	(151)	9,143	76,381
TOTAL NON-INTEREST INCOME	196,799	249,483	871,012	894,874

GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	186,623	162,581	527,244	486,559
Occupancy and equipment expenses	97,774	82,915	280,322	243,072
Technology expense	35,715	29,019	95,835	83,146
Outside services	23,887	20,693	61,971	72,955
Marketing expense	14,967	7,628	30,178	22,254
Loan expense	16,794	20,147	54,474	64,809
Other administrative expenses	74,901	32,503	159,555	116,629
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	450,661	355,486	1,209,579	1,089,424

OTHER EXPENSES:
Amortization of intangibles	6,557	8,871	21,373	28,944
Deposit insurance premiums and other expenses	12,574	22,859	55,824	66,823
Loss on debt extinguishment	288	195	558	6,834
PIERS litigation accrual	—	258,480	—	258,480
TOTAL OTHER EXPENSES	19,419	290,405	77,755	361,081

INCOME/(LOSS) BEFORE INCOME TAXES	95,400	(49,090)	706,804	435,404
Income tax provision/(benefit)	18,692	(77,730)	156,670	(5,950)
NET INCOME	$76,708	$28,640	$550,134	$441,354

See accompanying notes to unaudited condensed consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2013	2012	2013	2012
	(in thousands)
NET INCOME	$76,708	$28,640	$550,134	$441,354
OTHER COMPREHENSIVE (LOSS)/INCOME, NET OF TAX
Net unrealized gains on cash flow hedge derivative financial instruments	6,171	6,006	31,225	17,223
Net unrealized (losses)/gains on investment securities	(18,463)	72,404	(291,331)	91,580
Pension and post-retirement actuarial gain	549	565	1,647	1,693
TOTAL OTHER COMPREHENSIVE (LOSS)/INCOME	(11,743)	78,975	(258,459)	110,496
TOTAL COMPREHENSIVE INCOME	$64,965	$107,615	$291,675	$551,850

See accompanying notes to unaudited condensed consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012
(Unaudited)
(in thousands)

	Common Shares Outstanding	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Stockholder's Equity
Balance, December 31, 2011	520,307	$195,445	$12,213,484	$(46,718)	$233,952	$12,596,163
Comprehensive income	—	—	—	110,496	441,354	551,850
Stock issued in connection with employee benefit and incentive compensation plans	—	—	(741)	—	—	(741)
Dividends paid on preferred stock	—	—	—	—	(10,950)	(10,950)
Balance, September 30, 2012	520,307	$195,445	$12,212,743	$63,778	$664,356	$13,136,322

	Common Shares Outstanding	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Stockholder's Equity
Balance, December 31, 2012	520,307	$195,445	$12,211,636	$54,334	$780,587	$13,242,002
Comprehensive (loss)/income	—	—	—	(258,459)	550,134	291,675
Stock issued in connection with employee benefit and incentive compensation plans	—	—	(1,229)	—	—	(1,229)
Dividends paid on preferred stock	—	—	—	—	(10,950)	(10,950)
Balance, September 30, 2013	520,307	$195,445	$12,210,407	$(204,125)	$1,319,771	$13,521,498

See accompanying notes to unaudited condensed consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine-Month Period Ended September 30,
	2013	2012
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$550,134	$441,354
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	26,850	281,800
Deferred taxes	144,972	(36,248)
Depreciation, amortization and accretion	212,762	194,080
Net gain on sale of loans	(50,458)	(20,932)
Net gain on sale of investment securities	(72,773)	(76,381)
OTTI recognized in earnings	63,630	—
Loss on debt extinguishment	558	6,834
Net loss on real estate owned and premises and equipment	3,196	(541)
Stock-based compensation	(1,229)	(741)
Equity earnings from equity method investments	(365,067)	(370,325)
Distributions from equity method investments, net	194,807	308,590
Origination of loans held for sale, net of repayments	(3,070,987)	(2,916,586)
Purchases of loans held-for-sale	(14,585)	—
Proceeds from sales of loans held-for-sale	3,766,016	2,582,762
Net change in:
Other assets and bank owned life insurance	177,076	119,903
Other liabilities	(326,797)	680,657
Other	23,266	(25,430)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,261,371	1,168,796

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available-for-sale investment securities	8,044,695	2,942,125
Proceeds from prepayments and maturities of available-for-sale investment securities	2,763,871	2,599,195
Purchases of available-for-sale investment securities	(4,170,437)	(6,611,652)
Proceeds from sales of other investments	292,033	39,269
Purchases of other investments	(22,260)	(512,436)
Net change in restricted cash	370,170	(357,206)
Proceeds from sales of loans held for investment	102,033	218,314
Purchases of loans held for investment	(1,436,523)	(1,516,237)
Net change in loans other than purchases and sales	3,779,145	(535,328)
Proceeds from sales of real estate owned and premises and equipment	34,701	68,395
Purchases of premises and equipment	(129,657)	(132,362)
NET CASH PROVIDED/(USED) BY INVESTING ACTIVITIES	9,627,771	(3,797,923)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	(1,479,621)	2,424,489
Net change in short-term borrowings	(6,843,812)	1,772,364
Net proceeds from long-term borrowings	528,749	914,905
Repayments of long-term borrowings	(267,017)	(1,780,667)
Proceeds from FHLB advances (with maturities greater than 90 days)	1,500,000	1,000,000
Repayments of FHLB advances (with maturities greater than 90 days)	(2,040,494)	(1,005,333)
Net change in advance payments by borrowers for taxes and insurance	45,562	41,430
Cash dividends paid to preferred stockholders	(10,950)	(10,950)
NET CASH (USED)/PROVIDED BY FINANCING ACTIVITIES	(8,567,583)	3,356,238

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,321,559	727,111
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,220,811	2,623,963
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,542,370	$3,351,074

SUPPLEMENTAL DISCLOSURE
Net income taxes paid / (received)	$93,566	$(21,145)
Interest paid	$602,246	$370,585

NON-CASH TRANSACTIONS
Loans transferred to other real estate owned	$60,171	$40,796
Receipt of available-for-sale mortgage backed securities in exchange for mortgage loans held-for-sale	$—	$459,453

See accompanying notes to unaudited condensed consolidated financial statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Introduction

Santander Holdings USA, Inc. (“SHUSA” or the “Company”) is a Virginia corporation and the holding company of Santander Bank, National Association (the “Bank”). SHUSA is headquartered in Boston, Massachusetts and the Bank's main office is in Wilmington, Delaware. SHUSA is a wholly-owned subsidiary of Banco Santander, S.A. (“Banco Santander”). The Bank, previously named Sovereign Bank, National Association, changed its name to Santander Bank, National Association on October 17, 2013.

The Bank’s primary business consists of attracting deposits from its network of retail branches, and originating small business loans, middle market, large and global commercial loans, multi-family loans, residential mortgage loans, home equity loans and lines of credit, and auto and other consumer loans throughout the Mid-Atlantic and Northeastern areas of the United States, largely focused throughout Pennsylvania, New Jersey, New York, New Hampshire, Massachusetts, Connecticut, Rhode Island, Delaware and Maryland. The Bank uses its deposits, as well as other financing sources, to fund its loan and investment portfolios.

The Company has a significant equity-method investment in Santander Consumer USA Holdings Inc. ("SCUSA"), a Delaware corporation, with principal executive offices in Dallas, Texas. SCUSA is a full-service, technology-driven consumer finance company focused on vehicle finance and unsecured consumer lending products. As of September 30, 2013, the Company owned approximately 65% of SCUSA.

Basis of Presentation

These condensed consolidated financial statements include the accounts of the Company and its subsidiaries including its principal subsidiary, the Bank, and have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). All significant intercompany balances and transactions have been eliminated in consolidation.
Certain information and footnote disclosures normally included in the condensed consolidated financial statements, prepared in conformity with U.S. generally accepted accounting principles (“U.S. GAAP”), have been omitted pursuant to such rules and regulations. Additionally, where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. However, in the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the condensed consolidated balance sheets, statements of operations, statements of comprehensive income, statement of stockholder's equity and statements of cash flows for the periods indicated, and contain adequate disclosure to make the information presented not misleading.

Accounting Policies

Management identified accounting for the consolidation, allowance for loan losses and reserve for unfunded lending commitments, goodwill, derivatives and hedging activities and income taxes as its most critical accounting policies as they are important to the portrayal of the Company's financial condition and results, and require management's most difficult, subjective or complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. These condensed consolidated financial statements should be read in conjunction with the Company's Annual Report on Form 10-K for 2012.

As of September 30, 2013, there have been no significant changes to the Company's accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2012, except for the changes indicated in Note 2.
Reclassifications

Certain prior-year amounts have been reclassified to conform to the current year presentation, as detailed below. These reclassifications did not have a material impact on the Company's condensed consolidated financial condition or results of operations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1.  BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

During the first quarter of 2013, the following changes were made:

•
The Company changed its presentation of the components of comprehensive income. Previously, the components of net income and comprehensive income were presented as one continuous statement. Starting with the first quarter of 2013, the components of net income and comprehensive income were presented as two separate but consecutive statements. There was no impact to any other statement or footnote from this change in presentation.

•
The Company reclassified the balance of deferred tax assets of $780.4 million at December 31, 2012 within the Condensed Consolidated Balance Sheets. This amount was reclassified from Other assets to Deferred tax assets. This reclassification had no effect on any other condensed consolidated financial statement.

•
The Company reclassified $1.5 billion from Other liabilities to Accrued expenses and payables within the Condensed Consolidated Balance Sheets at December 31, 2012. This amount includes balances related to accrued interest expense, loans payable, miscellaneous payables, accrued federal, foreign and state tax, expense accruals and payroll, tax and benefits payables. This reclassification had no effect on any other condensed consolidated financial statement.

During the third quarter of 2013, the Company reclassified approximately $62.0 million of definite-lived intangible assets at December 31, 2012 from Core Deposit Intangibles and Other Intangibles, net to Other Assets within the Condensed Consolidated Balance Sheets. This reclassification had no effect on any other condensed consolidated financial statement.

Use of Estimates

The preparation of these condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Subsequent Events

The Company evaluated events from September 30, 2013, the date of these condensed consolidated financial statements, through the issuance of the condensed consolidated financial statements and has determined that there have been no material subsequent events, except for the Bank rebranding discussed above, segment changes described in Note 15 and tax matter in Note 10.

NOTE 2.  RECENT ACCOUNTING DEVELOPMENTS

In February 2013, the Financial Accounting Standard Board ("FASB") issued Accounting Standard Update ("ASU") 2013-02, an update to ASC 220, "Comprehensive Income," to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. The amendments require a company to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, a company is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, a company is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about these amounts. The amendments were effective for the Company prospectively beginning January 1, 2013. The implementation of ASU 2013-02 did not have a significant impact on the Company’s financial position or results, operations or disclosures. The new disclosures required by ASU 2013-02 are included in Note 11, Accumulated Other Comprehensive Income.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2.  RECENT ACCOUNTING DEVELOPMENTS (continued)

In December 2011, the FASB issued ASU 2011-11, an update to ASC 210, "Balance Sheet," which requires companies to disclose both gross information and net information about both financial instruments and transactions eligible for offset in the statement of financial position and transactions subject to an agreement similar to a master netting arrangement. The amendment is designed to enhance disclosures about financial instruments and derivatives, which will allow the users of a company's financial statements to evaluate the effect of netting arrangements on a company's financial position. In January 2013, the FASB issued ASU 2013-01 to clarify the scope of disclosures about offsetting assets and liabilities under ASU 2011-11. ASU 2013-01 provides that receivables are not within the scope of ASU 2011-11, and that ASU 2011-11 applies only to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria or subject to a master netting arrangement or similar agreement. The amendments to ASC 210 were effective for the Company for interim and annual periods beginning January 1, 2013, and were applied retrospectively to the beginning of the first annual period presented. The implementation of ASU 2011-11 did not have a significant impact on the Company’s financial position, results of operations or disclosures. The new disclosures required by ASU 2011-11 are included in Note 9, Derivatives.

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

In July 2013, the FASB issued ASU 2013-10, an update to ASC 815, "Derivatives and Hedging." This ASU permits the use of the Fed Funds Effective Swap Rate (OIS) as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The provisions of this update were effective on July 17, 2013 for qualifying new or re-designated hedging relationships entered into on or after that date. Earlier application of the guidance is not permitted. The implementation of this guidance did not have a significant impact on the Company's financial position, results of operations or disclosures. Impact of the adoption of this guidance is discussed in Note 9.

In July 2013, the FASB issued ASU 2013-11, an update to ASC 740, "Income Taxes." This ASU provides explicit guidance on the presentation of unrecognized tax benefits, particularly the manner in which an entity would settle, at the reporting date, any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. The provisions of this update are effective January 1, 2014 for the Company and should be applied prospectively; however, retrospective application is also permissible. Early adoption of the guidance is permitted. The disclosure impact of this guidance is currently being evaluated by the Company, but is not expected to have a significant impact on the Company's financial position, results of operations or disclosures.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.  INVESTMENT SECURITIES

Available-for-Sale
Investment Securities Summary - Available-for-Sale
The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of securities available-for-sale at the dates indicated:

	September 30, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
U.S. Treasury and government agency securities	$9,499	$1	$—	$9,500
Debentures of FHLMC and FNMA (1)	29,997	2	—	29,999
Corporate debt securities	2,220,474	32,268	(16,126)	2,236,616
Asset-backed securities	2,328,947	8,980	(2,318)	2,335,609
Equity securities	10,249	—	(362)	9,887
State and municipal securities	1,921,881	24,443	(56,315)	1,890,009
Mortgage-backed securities:
U.S. government agencies	1,961,488	127	(70,280)	1,891,335
FHLMC and FNMA debt securities	3,273,626	1,511	(130,781)	3,144,356
Non-agency securities	135	—	—	135
Total investment securities available-for-sale	$11,756,296	$67,332	$(276,182)	$11,547,446

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
U.S. Treasury and government agency securities	$8,996	$—	$—	$8,996
Debentures of FHLMC and FNMA (1)	1,150	—	—	1,150
Corporate debt securities	2,634,602	72,290	(1,186)	2,705,706
Asset-backed securities	1,825,950	5,628	(12,741)	1,818,837
Equity securities	5,108	113	(5)	5,216
State and municipal securities	1,973,559	89,637	(2,904)	2,060,292
Mortgage-backed securities:
U.S. government agencies	6,345,891	72,185	(5,342)	6,412,734
FHLMC and FNMA debt securities	5,617,925	58,721	(5,750)	5,670,896
Non-agency securities	193	—	—	193
Total investment securities available-for-sale	$18,413,374	$298,574	$(27,928)	$18,684,020
(1) Federal Home Loan Mortgage Company ("FHLMC") and Federal National Mortgage Association ("FNMA")

The Company continuously evaluates its investment strategies in light of changes in the regulatory and market environments that could have an impact on capital and liquidity. Based on this evaluation, it is reasonably possible the Company may elect to pursue other strategies relative to its investment securities portfolio.

As of September 30, 2013 and December 31, 2012, the Company had investment securities available for sale with an estimated fair value of $3.9 billion and $5.3 billion, respectively, pledged as collateral, which was made up of the following: $2.9 billion and $2.0 billion, respectively, were pledged to secure public fund deposits; $483.6 million and $2.7 billion, respectively, were pledged at various brokers to secure repurchase agreements, support hedging relationships, and for recourse on loans sales; and $537.7 million and $535.2 million, respectively, were pledged to secure the Bank's customer overnight sweep product.

At September 30, 2013 and December 31, 2012, the Company had $58.7 million and $78.7 million, respectively, of accrued interest related to investment securities.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.  INVESTMENT SECURITIES (continued)

The Company's state and municipal bond portfolio primarily consists of general obligation bonds of states, cities, counties and school districts. The portfolio had a weighted average underlying credit risk rating of AA as of September 30, 2013. The largest geographic concentrations of state and local municipal bonds are in Texas, Florida, California and Washington, which represented 14.7%, 12.3%, 11.9%, and 10.6%, respectively, of the total portfolio. No other state comprised more than 10% of the total portfolio.

Contractual Maturity of Debt Securities
Contractual maturities of the Company’s debt securities available-for-sale at September 30, 2013 are as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$608,567	$611,081
Due after 1 year but within 5 years	2,791,827	2,811,986
Due after 5 years but within 10 years	905,882	904,439
Due after 10 years	7,439,771	7,210,053
Total	$11,746,047	$11,537,559

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Gross Unrealized Loss and Fair Value of Securities Available-for-Sale
The following tables present the aggregate amount of unrealized losses as of September 30, 2013 and December 31, 2012 on securities in the Company’s investment portfolio classified according to the amount of time that those securities have been in a continuous loss position:

	September 30, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate debt securities	$836,327	$(16,126)	$—	$—	$836,327	$(16,126)
Asset-backed securities	522,619	(2,042)	24,253	(276)	546,872	(2,318)
Equity securities	9,835	(362)	—	—	9,835	(362)
State and municipal securities	845,240	(56,315)	—	—	845,240	(56,315)
Mortgage-backed securities:
U.S. government agencies	1,730,560	(63,632)	148,241	(6,648)	1,878,801	(70,280)
FHLMC and FNMA debt securities	2,998,230	(128,281)	114,866	(2,500)	3,113,096	(130,781)
Total	$6,942,811	$(266,758)	$287,360	$(9,424)	$7,230,171	$(276,182)

	December 31, 2012
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate debt securities	$354,844	$(1,175)	$14,974	$(11)	$369,818	$(1,186)
Asset-backed securities	374,142	(12,395)	59,150	(346)	433,292	(12,741)
Equity securities	5,094	(5)	—	—	5,094	(5)
State and municipal securities	192,271	(2,904)	—	—	192,271	(2,904)
Mortgage-backed securities:
U.S. government agencies	925,367	(4,800)	97,531	(542)	1,022,898	(5,342)
FHLMC and FNMA debt securities	2,224,013	(5,750)	—	—	2,224,013	(5,750)
Total	$4,075,731	$(27,029)	$171,655	$(899)	$4,247,386	$(27,928)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.  INVESTMENT SECURITIES (continued)

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

The Company assesses and recognizes OTTI in accordance with applicable accounting standards. Under these standards, if the Company determines that impairment on its debt securities is other-than-temporary and it has made the decision to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, it recognizes the entire portion of the unrealized loss in earnings. If the Company has not made a decision to sell the security and it does not expect that it will be required to sell the security prior to the recovery of the amortized cost basis but the Company has determined that OTTI exists, it recognizes only the credit component of OTTI in earnings.

As a result of rising market interest rates, management made the decision during the second quarter of 2013 to reposition its balance sheet. Consistent with this strategy, the Company designated certain available-for-sale investment securities with a book value of $2.5 billion to be sold, which were in an unrealized loss position due to changes in market rates and asset spreads. The intent to sell these securities resulted in the Company recording $63.6 million of OTTI in the Condensed Consolidated Statement of Operations during the second quarter of 2013. All of the securities designated for sale were sold in the third quarter of 2013, which at the time of sale had a book value of $2.3 billion. The Company incurred an additional loss on the sale of these securities during the third quarter of 2013 of $23.5 million. The Company did not record any OTTI in earnings related to its investment securities in the three-month period ended September 30, 2013 or the three-month and nine-month periods ended September 30, 2012.

Management has concluded that the remaining unrealized losses on its debt and equity investment securities for which it has not recognized OTTI (which was comprised of 286 individual securities) are temporary in nature since (1) they are not related to the underlying credit quality of the issuers, (2) the entire contractual principal and interest due on the security is currently expected to be recoverable, (3) the Company does not intend to sell these investments at a loss and (4) it is more likely than not that the Company will not be required to sell the investments before recovery of the amortized cost basis, which may be maturity. Accordingly, the Company has concluded that the impairment on these securities is not other-than-temporary.

Gains (Losses) and Proceeds on Sales of Securities

Proceeds from sales of investment securities and the realized gross gains and losses from those sales are as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Proceeds from the sale of available-for-sale securities	$2,349,525	$27,260	$8,044,695	$2,942,125

Gross realized gains	48	8	115,229	77,470
Gross realized losses	(23,470)	(159)	(42,456)	(1,089)
OTTI	—	—	(63,630)	—
Net realized (losses)/gains	$(23,422)	$(151)	$9,143	$76,381

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3.  INVESTMENT SECURITIES (continued)

The net loss realized for the three-month period ended September 30, 2013 was primarily due to the sale of mortgage-backed securities ("MBS"), including collateralized mortgage obligations, with a book value of $2.3 billion for a loss of $24.2 million. The net realized gain for the nine months ended September 30, 2013 also included the sale of collateralized mortgage obligations with a book value of $4.1 billion for a gain of $69.0 million and corporate debt securities with a book value of $905.7 million, for a gain of $34.7 million offset by the OTTI charge of $63.6 million and fair market value changes on derivative positions related to investment security sales.

Other Investments

Other investments primarily include the Company's investment in the stock of the FHLB of Pittsburgh and the Federal Reserve Bank (the "Federal Reserve") with carrying amounts of $764.3 million and $1.0 billion as of September 30, 2013 and December 31, 2012, respectively. The stocks do not have readily determinable fair values because their ownership is restricted and they lack a market. The stocks can be sold back only at their par value of $100 per share and only to the FHLBs or the Federal Reserve. Accordingly, these stocks are carried at cost. During the three-month and nine-month periods ended September 30, 2013, the Company sold $225.8 million and $292.0 million of FHLB stock, respectively, at par. There was no gain or loss associated with these sales.

Other investments also includes an FHLB certificate of deposit ("CD") with a maturity date of September 2014 and carrying amounts of $19.8 million and $19.7 million as of September 30, 2013 and December 31, 2012, respectively. The Company has the positive intent and ability to hold these investments until maturity. Accordingly, the investments are classified as part of Other investments in the Company's Condensed Consolidated Balance Sheet.

The Company evaluates these investments for impairment based on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Overall

The Company's loans are reported at their outstanding principal balances net of any unearned income, cumulative charge-offs, unamortized deferred fees and costs on originated loans and unamortized premiums or discounts on purchased loans. The Company maintains an allowance for loan and lease losses and a reserve for unfunded lending commitments (collectively, the "Allowance for Credit Losses") to provide for losses inherent in its portfolio. Certain loans are pledged as collateral for borrowings. These loans totaled $36.1 billion at September 30, 2013 and $40.1 billion at December 31, 2012.

The Company engages in direct and leveraged lease financing, which totaled $1.0 billion at September 30, 2013 and $945.2 million at December 31, 2012. Direct financing leases are recorded as the aggregate of minimum lease payments receivable plus the estimated residual value of the leased property, less unearned income. Leveraged leases, a form of direct financing leases, are recorded net of related non-recourse debt. Leases are included within commercial and industrial loans.

Loans that the Company has the intent to sell are classified as loans held for sale ("LHFS"). The LHFS portfolio at September 30, 2013 and December 31, 2012 primarily consisted of fixed-rate residential mortgages. The balance at September 30, 2013 was $171.6 million, compared to $843.4 million at December 31, 2012. LHFS are reported at fair value. For discussion on the valuation of LHFS, see Note 14.

Interest income on loans is accrued based on the contractual interest rate and the principal amount outstanding, except for those loans classified as non-accrual. At September 30, 2013 and December 31, 2012, accrued interest receivable on the Company's loans was $126.6 million and $130.0 million, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

During the three-month and nine-month periods ended September 30, 2013, the Company purchased $204.8 million and $522.7 million, respectively, of performing commercial and industrial loans. During the three and nine months ended September 30, 2013, the Company purchased $660.1 million of performing multifamily loans.

Loan and Lease Portfolio Composition

The following table presents the composition of the gross loans held for investment by type of loan and by fixed and variable rates at the dates indicated:

	September 30, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial loans held for investment:
Commercial real estate loans	$9,460,234	19.0%	$10,034,868	19.2%
Commercial and industrial loans	12,503,691	25.1%	13,692,020	26.1%
Multi-family loans	8,161,486	16.4%	7,572,555	14.4%
Other commercial (2)	1,736,767	3.5%	1,631,896	3.1%
Total commercial loans held for investment	31,862,178	64.0%	32,931,339	62.8%
Consumer loans secured by real estate:
Residential mortgages	9,534,356	19.2%	10,400,967	19.8%
Home equity loans and lines of credit	6,353,441	12.8%	6,638,466	12.7%
Total consumer loans secured by real estate	15,887,797	32.0%	17,039,433	32.5%
Consumer loans not secured by real estate:
Auto loans	119,921	0.2%	295,398	0.6%
Other consumer (3)	1,864,373	3.8%	2,122,741	4.1%
Total consumer loans	17,872,091	36.0%	19,457,572	37.2%
Total loans held for investment (1)	$49,734,269	100.0%	$52,388,911	100.0%
Total loans held for investment:
Fixed rate	$23,316,523	46.9%	$24,056,174	45.9%
Variable rate	26,417,746	53.1%	28,332,737	54.1%
Total loans held for investment (1)	$49,734,269	100.0%	$52,388,911	100.0%

(1)
Total loans held for investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net increase in loan balances of $143.1 million and $76.9 million as of September 30, 2013 and December 31, 2012, respectively.

(2)	Other commercial primarily includes commercial equipment vehicle funding leases and loans.

(3)	Other consumer primarily includes recreational vehicles, marine and auto loans.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Rollforward of Allowance for Credit Losses

The following table presents the activities in the allowance for credit losses for the periods indicated:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Allowance for loan losses, beginning of period	$924,862	$1,055,501	$1,013,469	$1,083,492
Allowance recorded as part of loans transferred from Banco Santander	—	413	—	3,754
Charge-offs:
Commercial	30,665	78,897	101,251	263,005
Consumer secured by real estate	22,289	51,802	70,598	125,876
Consumer not secured by real estate	23,052	39,765	73,965	89,185
Total charge-offs	76,006	170,464	245,814	478,066
Recoveries:
Commercial	15,703	11,421	47,207	31,979
Consumer secured by real estate	3,643	1,503	10,379	5,858
Consumer not secured by real estate	7,769	10,747	23,880	29,819
Total recoveries	27,115	23,671	81,466	67,656
Charge-offs, net of recoveries	48,891	146,793	164,348	410,410
Provision for loan losses (1)	—	71,000	26,850	303,285
Allowance for loan losses, end of period	875,971	980,121	$875,971	$980,121
Reserve for unfunded lending commitments, beginning of period	210,000	235,000	$210,000	$256,485
Release of provision for unfunded lending commitments (1)	—	—	—	(21,485)
Reserve for unfunded lending commitments, end of period	210,000	235,000	$210,000	$235,000
Total allowance for credit losses, end of period	$1,085,971	$1,215,121	$1,085,971	$1,215,121

(1)
The Company defines the provision for credit losses in the Condensed Consolidated Statement of Operations as the sum of the total provision for loan losses and provision for unfunded lending commitments.

Non-performing Assets
The following table presents the composition of non-performing assets at the dates indicated:

	September 30, 2013	December 31, 2012
	(in thousands)
Non-accrual loans:
Commercial:
Commercial real estate	$273,589	$291,236
Commercial and industrial	82,328	122,111
Multi-family	25,998	58,587
Total commercial loans	381,915	471,934
Consumer:
Residential mortgages	482,758	511,382
Consumer loans secured by real estate	144,793	170,486
Consumer loans not secured by real estate	12,480	18,874
Total consumer loans	640,031	700,742
Total non-accrual loans	1,021,946	1,172,676
Other real estate owned	87,886	65,962
Other repossessed assets	3,817	3,301
Total other real estate owned and other repossessed assets	91,703	69,263
Total non-performing assets	$1,113,649	$1,241,939

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Impaired Loans
Impaired loans are generally defined as all troubled debt restructurings (“TDRs”) plus commercial non-accrual loans in excess of $1.0 million.
The following table summarizes impaired loans:

	September 30, 2013	December 31, 2012
	(in thousands)
Impaired loans with a related allowance	$894,719	$1,029,392
Impaired loans without a related allowance	311,787	360,815
Total impaired loans	$1,206,506	$1,390,207
Allowance for loan losses reserved for impaired loans	$224,120	$267,054

Portfolio segments and classes

U.S. GAAP requires that entities disclose information about the credit quality of their financing receivables at disaggregated levels, specifically defined as “portfolio segments” and “classes,” based on management’s systematic methodology for determining the allowance for credit losses. For this, compared to the financial statement categorization of loans, the Company utilizes an alternate categorization to model and calculate the allowance for credit losses and track the credit quality, delinquency and impairment status of the underlying commercial and consumer loan populations.

In disaggregating its financing receivables portfolio, the Company’s methodology begins with the commercial and consumer segments. The commercial segmentation reflects line of business distinctions. “Corporate banking” includes the majority of commercial and industrial loans as well as related owner-occupied real estate. “Middle market commercial real estate” represents the portfolio of specialized lending for investment real estate. “Continuing care retirement communities” is the portfolio of financing for continuing care retirement communities. “Santander real estate capital” is the real estate portfolio of the specialized lending group. “Remaining commercial” represents principally the commercial equipment and vehicle funding ("CEVF") business.

The consumer segmentation reflects product structure, with minor variations from the financial statement categories. “Home mortgages” is generally residential mortgages, while “Self-originated home equity” excludes purchased home equity portfolios. “Indirect purchased” represents an acquired portfolio of marine and recreational vehicle contracts. Indirect auto loans, direct auto loans and purchased home equity loans comprise the majority of balances in “Remaining consumer.” “Credit cards” includes all unsecured consumer credit cards.

The following table reconciles the Company's recorded investment classified by its major loan classifications to its loan classifications utilized in its determination of the allowance for loan losses and other credit quality disclosures at September 30, 2013 and December 31, 2012:

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Commercial Portfolio Segment(2)
Major Loan Classifications(1) September 30, 2013	Corporate Banking	Continuing Care Retirement Communities	Middle Market Commercial Real Estate	Santander Real Estate Capital	Remaining Commercial	Total
	(in thousands)
Commercial loans held for investment:
Commercial real estate	$3,824,222	$184,431	$3,360,399	$2,091,182	$—	$9,460,234
Commercial and industrial loans	12,307,090	—	191,628	1,431	3,542	12,503,691
Multi-family loans	215,658	—	184,431	7,761,397	—	8,161,486
Other commercial	653,815	—	—	—	1,082,952	1,736,767
Total commercial loans held for investment	$17,000,785	$184,431	$3,736,458	$9,854,010	$1,086,494	$31,862,178

(1)	These represent the Company's loan categories based on the SEC's Regulation S-X, Article 9.

(2)	These represent the Company's loan classes used to determine its allowance for loan and lease losses in accordance with ASC 310-10.

Consumer Portfolio Segment(2)
Major Loan Classifications(1) September 30, 2013	Home Mortgages(3)	Self-originated home equity	Indirect Purchased	Credit Cards	Remaining Consumer	Total
	(in thousands)
Consumer loans secured by real estate:
Residential mortgages	$9,534,232	$124	$—	$—	$—	$9,534,356
Home equity loans and lines of credit	—	6,087,036	—	—	266,405	6,353,441
Total consumer loans secured by real estate	9,534,232	6,087,160	—	—	266,405	15,887,797
Consumer loans not secured by real estate:
Auto loans	—	—	—	—	119,921	119,921
Other consumer	—	—	1,226,876	207,818	429,679	1,864,373
Total consumer loans held for investment	$9,534,232	$6,087,160	$1,226,876	$207,818	$816,005	$17,872,091

(1)	These represent the Company's loan categories based on the SEC's Regulation S-X, Article 9.

(2)	These represent the Company's loan classes used to determine its allowance for loan and lease losses in accordance with ASC 310-10.

(3)	Home mortgages exclude $171.6 million of LHFS.

Commercial Portfolio Segment(2)
Major Loan Classifications(1) December 31, 2012	Corporate Banking	Continuing Care Retirement Communities	Middle Market Commercial Real Estate	Santander Real Estate Capital	Remaining Commercial	Total
	(in thousands)
Commercial loans held for investment:
Commercial real estate	$4,133,449	$237,390	$3,283,418	$2,380,611	$—	$10,034,868
Commercial and industrial loans	13,441,238	15,279	200,630	26,822	8,051	13,692,020
Multi-family loans	223,009	—	212,176	7,137,370	—	7,572,555
Other commercial	615,225	—	—	—	1,016,671	1,631,896
Total commercial loans held for investment	$18,412,921	$252,669	$3,696,224	$9,544,803	$1,024,722	$32,931,339

(1)	These represent the Company's loan categories based on the SEC's Regulation S-X, Article 9.

(2)	These represent the Company's loan classes used to determine its allowance for loan and lease losses in accordance with ASC 310-10.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Portfolio Segment(2)
Major Loan Classifications(1) December 31, 2012	Home Mortgages(3)	Self-originated home equity	Indirect Purchased	Credit Cards	Remaining Consumer	Total
	(in thousands)
Consumer loans secured by real estate:
Residential mortgages	$10,399,879	$—	$—	$—	$1,088	$10,400,967
Home equity loans and lines of credit	—	6,333,426	—	—	305,040	6,638,466
Total consumer loans secured by real estate	10,399,879	6,333,426	—	—	306,128	17,039,433
Consumer loans not secured by real estate:
Auto loans	—	—	—	—	295,398	295,398
Other consumer	—	—	1,473,278	214,542	434,921	2,122,741
Total consumer loans held for investment	$10,399,879	$6,333,426	$1,473,278	$214,542	$1,036,447	$19,457,572

(1)	These represent the Company's loan categories based on the SEC's Regulation S-X, Article 9.

(2)	These represent the Company's loan classes used to determine its allowance for loan and lease losses in accordance with ASC 310-10.

(3)	Home mortgages exclude $843.4 million of LHFS.

Allowance for Loan and Lease Losses Rollforward by Portfolio Segment
The activity in the allowance for loan losses by portfolio segment for the three-month and nine-month periods ended September 30, 2013 and 2012 was as follows:

	Three-Month Period Ended September 30, 2013
	Commercial	Consumer	Unallocated	Total

	(in thousands)
Allowance for loan and lease losses, beginning of period	$509,052	$372,343	$43,467	$924,862
Provision for loan losses	(23,525)	50,730	(27,205)	—
Charge-offs	(30,665)	(45,341)	—	(76,006)
Recoveries	15,703	11,412	—	27,115
Charge-offs, net of recoveries	(14,962)	(33,929)	—	(48,891)
Allowance for loan and lease losses, end of period	$470,565	$389,144	$16,262	$875,971

	Nine-Month Period Ended September 30, 2013
	(in thousands)
	Commercial	Consumer	Unallocated	Total

Allowance for loan losses, beginning of period	$580,931	$407,259	$25,279	$1,013,469
Provision for loan losses	(56,322)	92,189	(9,017)	26,850
Charge-offs	(101,251)	(144,563)	—	(245,814)
Recoveries	47,207	34,259	—	81,466
Charge-offs, net of recoveries	(54,044)	(110,304)	—	(164,348)
Allowance for loan and lease losses, end of period	$470,565	$389,144	$16,262	$875,971
Ending balance, individually evaluated for impairment	$82,065	$142,055	$—	$224,120
Ending balance, collectively evaluated for impairment	$388,500	$247,089	$16,262	$651,851

Financing receivables:
Ending balance	$31,862,178	$18,043,703	$—	$49,905,881
Ending balance, evaluated at fair value(1)	$—	$171,612	$—	$171,612
Ending balance, individually evaluated for impairment(2)	$447,404	$759,102	$—	$1,206,506
Ending balance, collectively evaluated for impairment	$31,414,774	$17,112,989	$—	$48,527,763

(1)	Represents LHFS

(2)	Consumer loans individually evaluated for impairment consists of loans in TDR status

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Three-Month Period Ended September 30, 2012
	Commercial	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses, beginning of period	$656,883	$357,543	$41,075	$1,055,501
Allowance recorded as part of loans transferred from Banco Santander	413	—	—	413
Provision for loan losses	(1,457)	109,808	(37,351)	71,000
Charge-offs	(78,897)	(91,567)	—	(170,464)
Recoveries	11,421	12,250	—	23,671
Charge-offs, net of recoveries	(67,476)	(79,317)	—	(146,793)
Allowance for loan and lease losses, end of period	$588,363	$388,034	$3,724	$980,121

	Nine-Month Period Ended September 30, 2012
	Commercial	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan losses, beginning of period	$766,865	$292,816	$23,811	$1,083,492
Allowance recorded as part of loans transferred from Banco Santander	3,754	—	—	3,754
Provision for loan losses	48,770	274,602	(20,087)	303,285
Charge-offs	(263,005)	(215,061)	—	(478,066)
Recoveries	31,979	35,677	—	67,656
Charge-offs, net of recoveries	(231,026)	(179,384)	—	(410,410)
Allowance for loan losses, end of period	$588,363	$388,034	$3,724	$980,121
Ending balance, individually evaluated for impairment	$108,663	$149,769	$—	$258,432
Ending balance, collectively evaluated for impairment	$479,700	$238,265	$3,724	$721,689

Financing receivables:
Ending balance	$32,057,426	$20,906,964	$—	$52,964,390
Ending balance, evaluated at fair value(1)	$—	$772,088	$—	$772,088
Ending balance, individually evaluated for impairment(2)	$578,473	$747,276	$—	$1,325,749
Ending balance, collectively evaluated for impairment	$31,478,953	$19,387,600	$—	$50,866,553

(1)	Represents LHFS

(2)	Consumer loans individually evaluated for impairment consists of loans in TDR status

Non-accrual loans by Class of Financing Receivable

The recorded investments in non-accrual loans disaggregated by class of financing receivables are summarized as follows:

	September 30, 2013	December 31, 2012
	(in thousands)
Non-accrual loans:
Commercial:
Corporate banking	$176,623	$213,922
Middle market commercial real estate	122,137	98,826
Continuing care retirement communities	59,357	91,247
Santander real estate capital	19,585	65,809
Remaining commercial	4,213	2,130
Total commercial loans	381,915	471,934
Consumer:
Home mortgages	482,758	511,382
Self-originated home equity	107,617	122,985
Indirect purchased	3,940	5,698
Remaining consumer	45,716	60,677
Total consumer loans	640,031	700,742
Total non-accrual loans	$1,021,946	$1,172,676

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Age Analysis of Past Due Loans

The age of recorded investments in past due loans and accruing loans greater than 90 days past due disaggregated by class of financing receivables is summarized as follows:

	As of September 30, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables (1)	Recorded Investment > 90 Days and Accruing
	(in thousands)
Commercial:
Corporate banking	$41,947	$14,096	$111,676	$167,719	$16,833,066	$17,000,785	$—
Middle market commercial real estate	3,279	—	74,320	77,599	3,658,859	3,736,458	—
Continuing care retirement communities	8,841	—	26,223	35,064	149,367	184,431	—
Santander real estate capital	13,967	4,340	8,242	26,549	9,827,461	9,854,010	—
Remaining commercial	3,088	2,859	1,642	7,589	1,078,905	1,086,494	—
Consumer:
Home mortgages	162,757	89,612	380,726	633,095	9,072,749	9,705,844	—
Self-originated home equity	23,201	13,286	74,236	110,723	5,976,437	6,087,160	—
Indirect purchased	9,116	3,830	2,976	15,922	1,210,954	1,226,876	—
Credit cards	2,017	1,020	2,491	5,528	202,290	207,818	2,491
Remaining consumer	21,736	12,965	38,556	73,257	742,748	816,005	—
Total	$289,949	$142,008	$721,088	$1,153,045	$48,752,836	$49,905,881	$2,491

	As of December 31, 2012
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables (1)	Recorded Investment > 90 Days and Accruing
	(in thousands)
Commercial:
Corporate banking	$42,430	$37,701	$128,517	$208,648	$18,204,273	$18,412,921	$—
Middle market commercial real estate	11,495	31,939	30,387	73,821	3,622,403	3,696,224	—
Continuing care retirement communities	9,616	—	11,163	20,779	231,890	252,669	—
Santander real estate capital	16,925	26,618	27,048	70,591	9,474,212	9,544,803	—
Remaining commercial	1,906	266	1,464	3,636	1,021,086	1,024,722	—
Consumer:
Home mortgages	208,875	99,361	398,450	706,686	10,536,635	11,243,321	—
Self-originated home equity	34,112	15,301	82,356	131,769	6,201,657	6,333,426	—
Indirect purchased	12,495	6,040	4,317	22,852	1,450,426	1,473,278	—
Credit cards	1,785	1,245	3,052	6,082	208,460	214,542	3,052
Remaining consumer	52,863	18,382	50,634	121,879	914,568	1,036,447	—
Total	$392,502	$236,853	$737,388	$1,366,743	$51,865,610	$53,232,353	$3,052

(1)	Financing receivables include LHFS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Impaired Loans by Class of Financing Receivable

Impaired loans disaggregated by class of financing receivables, excluding purchased impaired loans, are summarized as follows:

	September 30, 2013
	Recorded Investment(1)	Unpaid Principal Balance	Related Specific Reserves	Average Recorded Investment
	(in thousands)
With no related allowance recorded:
Commercial:
Corporate banking	$60,823	$82,444	$—	$64,042
Middle market commercial real estate	43,768	48,145	—	57,160
Continuing care retirement communities	46,211	64,093	—	39,766
Santander real estate capital	20,324	20,324	—	22,221
Remaining commercial	3,482	3,482	—	5,750
Consumer:
Home mortgages	95,764	95,764	—	100,684
Self-originated home equity	32,515	32,515	—	36,232
Indirect purchased	967	2,548	—	1,185
Remaining consumer	7,934	9,418	—	9,261
With an allowance recorded:
Commercial:
Corporate banking	145,715	164,267	56,575	175,984
Middle market commercial real estate	71,573	94,518	14,515	74,787
Continuing care retirement communities	39,410	97,827	7,825	57,694
Santander real estate capital	16,098	16,098	3,150	43,210
Consumer:
Home mortgages	546,479	602,747	131,363	538,223
Self-originated home equity	54,365	63,562	5,135	49,359
Credit cards	3,017	3,017	991	4,472
Remaining consumer	18,061	25,035	4,566	18,328
Total:
Commercial	$447,404	$591,198	$82,065	$540,614
Consumer	759,102	834,606	142,055	757,744
Total	$1,206,506	$1,425,804	$224,120	$1,298,358

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

The Company recognized interest income of $17.9 million for the nine-month period ended September 30, 2013 on approximately $660.3 million of TDRs that were returned to performing status as of September 30, 2013.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	December 31, 2012
	Recorded Investment(1)	Unpaid Principal Balance	Related Specific Reserves	Average Recorded Investment
	(in thousands)
With no related allowance recorded:
Commercial:
Corporate banking	$67,261	$89,023	$—	$54,950
Middle market commercial real estate	70,551	71,165	—	76,328
Continuing care retirement communities	33,321	33,321	—	40,109
Santander real estate capital	24,118	24,118	—	23,921
Remaining commercial	8,017	8,017	—	12,537
Consumer:
Home mortgages	105,604	105,604	—	52,802
Self-originated home equity	39,950	39,950	—	39,136
Indirect purchased	1,404	3,231	—	702
Remaining consumer	10,589	14,588	—	14,763
With an allowance recorded:
Commercial:
Corporate banking	206,253	226,594	59,740	204,842
Middle market commercial real estate	78,001	92,845	16,620	105,058
Continuing care retirement communities	75,977	139,115	20,773	122,766
Santander real estate capital	70,323	79,116	15,651	93,713
Remaining commercial	—	—	—	979
Consumer:
Home mortgages	529,966	584,571	138,629	512,199
Self-originated home equity	44,352	56,691	7,532	22,176
Credit cards	5,926	5,926	3,420	2,963
Remaining consumer	18,594	26,253	4,689	9,297
Total:
Commercial	$633,822	$763,314	$112,784	$735,203
Consumer	756,385	836,814	154,270	654,038
Total	$1,390,207	$1,600,128	$267,054	$1,389,241

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

The Company recognized interest income of $22.7 million for the year ended December 31, 2012 on approximately $673.3 million of TDRs that were returned to performing status as of December 31, 2012.

Commercial Lending Asset Quality Indicators

Commercial credit quality disaggregated by class of financing receivables is summarized according to standard regulatory classifications as follows:

PASS. Asset is well-protected by the current net worth and paying capacity of the obligor or guarantors, if any, or by the fair value less costs to acquire and sell any underlying collateral in a timely manner.

SPECIAL MENTION. Asset has potential weaknesses that deserve management’s close attention, which, if left uncorrected, may result in deterioration of the repayment prospects for an asset at some future date. Special Mention assets are not adversely classified.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

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

Commercial loan credit quality indicators by class of financing receivables are summarized as follows:

September 30, 2013	Corporate banking	Middle market commercial real estate	Continuing care retirement communities	Santander real estate capital	Remaining commercial	Total
	(in thousands)
Regulatory Rating:
Pass	$16,029,546	$3,359,746	$63,438	$9,480,310	$1,082,039	$30,015,079
Special Mention	367,588	83,199	11,487	187,568	682	650,524
Substandard	565,209	251,226	63,205	179,500	3,773	1,062,913
Doubtful	38,442	42,287	46,301	6,632	—	133,662
Total commercial loans	$17,000,785	$3,736,458	$184,431	$9,854,010	$1,086,494	$31,862,178

December 31, 2012	Corporate banking	Middle market commercial real estate	Continuing care retirement communities	Santander real estate capital	Remaining commercial	Total
	(in thousands)
Regulatory Rating:
Pass	$17,376,125	$2,818,196	$58,378	$8,981,161	$1,001,611	$30,235,471
Special Mention	429,425	527,544	34,190	326,795	13,981	1,331,935
Substandard	520,677	299,639	89,034	196,711	9,130	1,115,191
Doubtful	86,694	50,845	71,067	40,136	—	248,742
Total commercial loans	$18,412,921	$3,696,224	$252,669	$9,544,803	$1,024,722	$32,931,339

Consumer Lending Asset Quality Indicators - Class of Financing Receivables

Consumer credit quality disaggregated by class of financing receivables is summarized as follows:

September 30, 2013	Home mortgages	Self-originated home equity	Indirect purchased	Credit cards	Remaining consumer	Total(1)
	(in thousands)
Performing	$9,223,086	$5,979,543	$1,222,936	$207,818	$770,289	$17,403,672
Non-performing	482,758	107,617	3,940	—	45,716	640,031
Total consumer loans	$9,705,844	$6,087,160	$1,226,876	$207,818	$816,005	$18,043,703

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

December 31, 2012	Home mortgages	Self-originated home equity	Indirect purchased	Credit cards	Remaining consumer	Total(1)
	(in thousands)
Performing	$10,731,939	$6,210,441	$1,467,580	$214,542	$975,770	$19,600,272
Non-performing	511,382	122,985	5,698	—	60,677	700,742
Total consumer loans	$11,243,321	$6,333,426	$1,473,278	$214,542	$1,036,447	$20,301,014

(1)	Financing receivables include LHFS.

Consumer Lending Asset Quality Indicators-Credit Score

Remaining consumer and credit card financing receivables by credit score are summarized as follows:

September 30, 2013
Credit Score Range(2)	Remaining Consumer Balance	Percent	Credit Cards Balance	Percent
	(dollars in thousands)
<620	$140,329	17.2%	$11,112	5.3%
620-639	37,626	4.6%	5,705	2.7%
640-659	44,380	5.4%	8,710	4.2%
660-679	50,818	6.2%	12,814	6.2%
680-699	59,526	7.3%	20,028	9.6%
700-719	52,986	6.5%	25,814	12.4%
720-739	51,215	6.3%	27,071	13.0%
740-759	42,430	5.2%	24,460	11.8%
760-779	35,705	4.4%	21,145	10.2%
780-799	28,357	3.5%	19,680	9.5%
>=800	50,606	6.2%	26,764	12.9%
N/A(1)	222,027	27.2%	4,515	2.2%
Total	$816,005	100%	$207,818	100%

(1)	Consists primarily of non-strategic auto loans in run-off serviced by third parties. Loans serviced by third parties do not receive refreshed FICO scores.

(2)	Credit scores updated quarterly.

December 31, 2012
Credit Score Range(2)	Remaining Consumer Balance	Percent	Credit Cards Balance	Percent
	(dollars in thousands)
<620	$229,017	22.1%	$13,384	6.2%
620-639	42,755	4.1%	6,803	3.2%
640-659	50,129	4.8%	10,627	5.0%
660-679	57,775	5.6%	16,995	7.9%
680-699	62,819	6.1%	25,976	12.1%
700-719	57,914	5.6%	31,638	14.7%
720-739	52,789	5.1%	30,144	14.1%
740-759	48,101	4.6%	25,632	11.9%
760-779	39,594	3.8%	19,547	9.1%
780-799	32,685	3.2%	16,327	7.6%
>=800	134,836	13.0%	16,887	7.9%
N/A(1)	228,033	22.0%	582	0.3%
Total	$1,036,447	100.0%	$214,542	100.0%

(1)	Consists primarily of non-strategic auto loans in run-off serviced by third parties. Loans serviced by third parties do not receive refreshed FICO scores.

(2)	Credit scores updated quarterly.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Lending Asset Quality Indicators-Combined Loan to Value Range

Home mortgage and self-originated home equity financing receivables by combined loan-to-value ("CLTV") range are summarized as follows:

September 30, 2013
	Home mortgages		Self-originated home equity
CLTV Range(1)	UPB	Percent	UPB	Percent
	(dollars in thousands)
<=80%	$6,940,977	71.5%	$3,909,950	64.2%
80.01 - 90%	719,428	7.4%	917,732	15.1%
90.01 - 100%	666,464	6.9%	388,764	6.4%
100.01 - 120%	474,627	4.9%	420,980	6.9%
120.01 - 140%	199,514	2.1%	175,284	2.9%
>140%	211,098	2.2%	152,402	2.5%
N/A	493,736	5.0%	122,048	2.0%
Total(2)	$9,705,844	100.0%	$6,087,160	100.0%

December 31, 2012
	Home mortgages		Self-originated home equity
CLTV Range(1)	UPB	Percent	UPB	Percent
	(dollars in thousands)
<=80%	$7,488,720	66.6%	$3,927,163	62.0%
80.01 - 90%	904,376	8.1%	1,000,224	15.8%
90.01 - 100%	717,066	6.4%	429,240	6.8%
100.01 - 120%	575,915	5.1%	476,165	7.5%
120.01 - 140%	239,384	2.1%	197,071	3.1%
>140%	256,932	2.3%	174,055	2.8%
N/A	1,060,928	9.4%	129,508	2.0%
Total(2)	$11,243,321	100.0%	$6,333,426	100.0%

(1)
CLTV is inclusive of senior lien balances and updated as deemed necessary. CLTV ranges represent the unpaid principal balance except for the "N/A" range, which represents the unpaid principal balance plus deferred loan origination costs, net of deferred loan fees and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

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

Troubled Debt Restructurings

The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

	September 30, 2013	December 31, 2012
	(in thousands)
Performing	$660,267	$673,269
Non-performing	361,827	418,070
Total	$1,022,094	$1,091,339

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

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

Consumer Loan TDRs
The primary modification program for the Company’s home mortgage and self-originated home equity portfolios is a proprietary program designed to keep customers in their homes and, when appropriate, prevent them from entering into foreclosure. The program is available to all customers facing a financial hardship regardless of their delinquency status. The main goal of the modification program is to review the customer’s entire financial condition to ensure that the proposed modified payment solution is affordable according to a specific debt-to-income ratio (“DTI”) range. The main modification benefits of the program allow for term extensions, interest rate reductions, or deferment of principal. The Company reviews each customer on a case-by-case basis to determine which benefit or combination of benefits will be offered to achieve the target DTI range.
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
In addition to those identified as TDRs above, the guidance also requires loans discharged under Chapter 7 bankruptcy to be considered TDRs and collateral-dependent, regardless of delinquency status. Collateral-dependent loans must be written down to fair market value and classified as non-accrual/non-performing for the remaining life of the loan.

TDR Impact to Allowance for Loan Losses
The allowance for loan losses is established to recognize losses inherent in funded loans intended to be held for investment that are probable and can be reasonably estimated. Prior to a TDR, the Company generally measures its allowance under a loss contingency methodology in which consumer loans with similar risk characteristics are pooled and loss experience information is monitored for credit risk and deterioration with statistical tools considering factors such as delinquency, loan-to-value ratios ("LTVs") and credit scores.

Upon TDR modification, the Company generally measures impairment based on a present value of expected future cash flows methodology considering all available evidence using the effective interest rate or fair value of collateral. The amount of the required valuation allowance is equal to the difference between the loan’s impaired value and the recorded investment.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

When a consumer TDR subsequently defaults, the Company generally measures impairment based on the fair value of the collateral, if applicable, less its estimated cost to sell.

Typically, commercial loans whose terms are modified in a TDR will have previously been identified as impaired prior to modification and accounted for generally using a present value of expected future cash flows methodology, unless the loan is considered collateral-dependent. Loans considered collateral-dependent are measured for impairment based on their fair values of collateral less its estimated cost to sell. Accordingly, upon TDR modification or if a TDR modification subsequently defaults, the allowance methodology remains unchanged.

Financial Impact and TDRs by Concession Type
The following tables detail the activity of TDRs for the three-month and nine-month periods ended September 30, 2013 and September 30, 2012, respectively:

	Three-Month Period Ended September 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment (1)	Post-Modification Outstanding Recorded Investment (2)
	(dollars in thousands)
Commercial:
Middle market commercial real estate	7	$22,880	$23,040
Remaining commercial	5	8,737	8,495
Consumer:
Home mortgages(3)	67	9,594	9,818
Self-originated home equity	19	1,796	1,796
Total	98	$43,007	$43,149

	Nine-Month Period Ended September 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment (1)	Post-Modification Outstanding Recorded Investment (2)
	(dollars in thousands)
Commercial:
Corporate banking	1	$19,750	$18,767
Middle market commercial real estate	7	22,880	23,040
Continuing care retirement communities	1	7,820	7,820
Santander real estate capital	2	4,040	3,540
Remaining commercial	12	11,527	11,213
Consumer:
Home mortgages(3)	249	41,457	42,425
Self-originated home equity	128	10,582	10,590
Total	400	$118,056	$117,395

(1)	Pre-modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred.

(2)	Post-modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred.

(3)	The post-modification outstanding recorded investment amounts for home mortgages exclude interest reserves.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Three-Month Period Ended September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment (1)	Post-Modification Outstanding Recorded Investment (2)
	(dollars in thousands)
Commercial:
Middle market commercial real estate	10	$30,137	$29,457
Santander real estate capital	1	5,640	5,515
Consumer:
Home mortgages (3)	759	103,106	100,272
Self-originated home equity	1,072	60,478	47,306
Indirect purchased	306	6,916	3,013
Remaining consumer	2,068	8,635	3,008
Total	4,216	$214,912	$188,571

	Nine-Month Period Ended September 30, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment (1)	Post-Modification Outstanding Recorded Investment (2)
	(dollars in thousands)
Commercial:
Middle market commercial real estate	13	$66,833	$65,560
Continuing care retirement communities	2	33,664	21,423
Santander real estate capital	2	11,079	10,954
Remaining commercial	7	43,845	50,971
Consumer:
Home mortgages (3)	1,064	172,871	169,711
Self-originated home equity	1,157	66,732	55,692
Indirect purchased	306	6,916	3,013
Remaining consumer	2,068	8,635	3,008
Total	4,619	$410,575	$380,332

(1)	Pre-modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred.

(2)	Post-modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred.

(3)	The post-modification outstanding recorded investment amounts for home mortgages exclude interest reserves.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

TDRs Which Have Subsequently Defaulted

A TDR is considered to have subsequently defaulted if it is 90 days past due after modification. The following table details TDRs that were modified during the past twelve-month period and have subsequently defaulted during the three-month and nine-month periods ended September 30, 2013 and September 30, 2012, respectively.

	Three-Month Period Ended September 30,				Nine-Month Period Ended September 30,
	2013		2012		2013		2012
	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
	(dollars in thousands)
Consumer:
Home mortgages	12	$3,003	12	$1,503	26	$6,416	26	$4,916
Self-originated home equity	3	125	1	117	10	899	8	890
Remaining consumer	1	67	1	74	1	67	1	74
Total	16	$3,195	14	$1,694	37	$7,382	35	$5,880

(1)	The recorded investment represents the period-end balance at September 30, 2013 and 2012. Does not include Chapter 7 bankruptcy TDRs.

NOTE 5. VARIABLE INTEREST ENTITIES AND SECURITIZATIONS

Variable Interest Entities

The Company, in the normal course of business, engages in activities that involve variable interest entities ("VIEs"), which are legal entities that lack sufficient equity to finance their activities, or the equity investors of the entities as a group lack any of the characteristics of a controlling interest. The primary beneficiary of a VIE is generally the enterprise that has both the power to direct the activities most significant to the economic performance of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. The Company evaluates its interest in certain entities to determine if the entities meet the definition of a VIE, and whether the Company is the primary beneficiary and should consolidate the entity based on the variable interests it held both at inception and when there is a change in circumstances that requires a reconsideration. If the Company is determined to be the primary beneficiary of a VIE, it must account for the VIE as a consolidated subsidiary. If the Company is determined not to be the primary beneficiary of a VIE, but holds a variable interest in the entity, that variable interest is generally accounted for under the equity method of accounting or other appropriate accounting standards. The Company does not have any involvement with VIEs for which it is considered the primary beneficiary.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. VARIABLE INTEREST ENTITIES AND SECURITIZATIONS (continued)

The following tables provide a summary of the assets and liabilities included in the Company's condensed consolidated financial statements, as well as the components of its maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which the Company holds an interest, but is not the primary beneficiary. Dollars in thousands.

	September 30, 2013			December 31, 2012
	Maximum Exposure			Maximum Exposure
	Investment in Equity(1)	Commitments	Total	Investment in Equity(1)	Commitments	Total
	(dollars in thousands)
Low income housing partnerships	$40,796	$141	$40,937	$57,929	$—	$57,929
New market partnerships	39,935	—	39,935	43,734	154	43,888
Total	$80,731	$141	$80,872	$101,663	$154	$101,817
(1) Amount represents the carrying value of the VIE's assets and liabilities on the Company's condensed consolidated financial statements which are classified within Equity method investments on the Condensed Consolidated Balance Sheet. This amount equals the carrying amount of the VIE's assets at each respective date.

The Company makes certain equity investments in various limited partnerships which are considered VIEs that invest in and lend to affordable housing-designated real estate properties that qualify for federal tax credits under the Low Income Housing Tax Credit and New Market Tax Credit programs. The Company acts only in a limited partner capacity in connection with these partnerships. The Company has determined that it is not the primary beneficiary of these partnerships because it does not have the power to direct the activities of the partnership that most significantly impact the partnership's economic performance.

The Company's risk of loss is limited to its investment in these partnerships, which totaled $80.7 million and $101.7 million at September 30, 2013 and December 31, 2012, respectively. The Company did not provide financial or other support to the partnerships that was not contractually required.

The aggregate amount of the assets and liabilities held by the VIEs was approximately $754.7 million and $380.1 million, respectively, at December 31, 2012. Aggregate assets and aggregate liabilities are based on limited financial information available associated with certain of the partnerships. 2013 information is currently not available; however, management is not aware of any significant changes occurring in 2013.

Asset Securitizations

As part of previously reported mergers and other transactions of the Company, the Company has home equity loan securitizations ("Securitizations"). The Securitization vehicles are considered VIEs because the holders of the equity investment at risk, including the Company, do not have any obligation to absorb credit losses on the loans within the Securitization vehicles. Accordingly, the Company has determined that it is not the primary beneficiary of the Securitization vehicles. As of September 30, 2013 and December 31, 2012, the Company had $5.2 million and $4.7 million, respectively, of receivables related to advances made by the Company on behalf of the Securitization vehicles. The Company does not hold any other assets or liabilities related to the Securitizations. The total principal amount of securitized home equity loans was $43.1 million and $48.1 million as of September 30, 2013 and December 31, 2012, respectively. As of September 30, 2013, the portion of principal 90 days past due (including foreclosures, real estate owned properties ("REO") and bankruptcies) was $15.0 million and for the nine-month period ended September 30, 2013, net credit losses were $0.3 million. As of December 31, 2012, the portion of principal 90 days past due (including foreclosures, REO and bankruptcies) was $14.7 million and for the nine-month period ended September 30, 2012, net credit losses were $1.0 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6.  GOODWILL

The Company conducts its evaluation of goodwill impairment at least annually, and more frequently if events or circumstances indicate that there may be impairment. The Company completed its most recent annual goodwill impairment test as of December 31, 2012 and determined that no goodwill impairment existed. No impairment indicators were noted since the annual review and accordingly, no impairment test has been performed. The Company expects to perform its next annual goodwill impairment test in the fourth quarter of 2013.
The Company evaluates goodwill for impairment at the reporting unit level. The fair value of its reporting units is determined by using discounted cash flow and market comparability methodologies. Goodwill is assigned to reporting units, which are operating segments or one level below an operating segment, as of the acquisition date. As of September 30, 2013, the reporting units with assigned goodwill included Retail Banking, Corporate Banking and Global Banking and Markets ("GBM").

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

Goodwill totaled $3.4 billion at September 30, 2013, which included approximately $1.9 billion in the Retail Banking unit, $1.4 billion in the Corporate Banking unit and $131.1 million in the GBM unit. There were no additions or impairments to goodwill in 2013 or 2012.

The following table presents activity in the Company's goodwill by its reporting units for the nine months ended September 30, 2013.

	Retail Banking	Non-Strategic Assets	Corporate	GBM	Total
	(in thousands)
Goodwill at December 31, 2012	$2,259,179	$—	$1,172,302	$—	$3,431,481
Reallocation of Goodwill	(364,876)	—	233,746	131,130	—
Goodwill at June 30, 2013	1,894,303	—	1,406,048	131,130	3,431,481
Adjustments	—	—	—	—	—
Goodwill at September 30, 2013	$1,894,303	$—	$1,406,048	$131,130	$3,431,481

NOTE 7.  MORTGAGE SERVICING RIGHTS

Residential real estate

At September 30, 2013 and December 31, 2012, the Company serviced residential real estate loans for others totaling $14.7 billion and $13.6 billion, respectively, which gave rise to an MSR asset. The Company accounts for residential MSRs using the fair value option. Changes in fair value are recorded through the Condensed Consolidated Statements of Operations. The fair value of the MSRs at September 30, 2013 and December 31, 2012 was $138.1 million and $92.5 million, respectively. See further discussion on the valuation of MSRs in Note 14. As deemed appropriate, the Company economically hedges MSRs using interest rate swaps and forward contracts to purchase mortgage-backed securities. See further discussion in Note 9.

For the three-month and nine-month periods ended September 30, 2013, the Company recorded net changes in the fair value of MSRs totaling $(3.1) million and $30.2 million, respectively, compared to $(15.9) million and $(18.8) million for the corresponding periods ended September 30, 2012. The MSR asset fair value increase during 2013 was the result of a decrease in anticipated loan prepayment rates ("CPRs") and a reduction in mortgage refinancing due to interest rate increases.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7.  MORTGAGE SERVICING RIGHTS (continued)

The following table presents a summary of activity for the Company’s residential MSRs.

	Nine-Month Period Ended September 30,
	2013	2012
	(in thousands)
Carrying value at beginning of period	$92,512	$161,291
Write-off of reserves	—	(70,040)
Mortgage servicing assets recognized	32,535	31,616
Principal reductions	(17,226)	(26,011)
Change in fair value due to valuation assumptions	30,229	(18,761)
Carrying value at end of period	$138,050	$78,095

Multifamily

Historically, the Company originated and sold multi-family loans in the secondary market to FNMA while retaining servicing. The Company has not sold multi-family loans to FNMA since 2009. At September 30, 2013 and December 31, 2012, the Company serviced $4.6 billion and $7.5 billion, respectively, of loans for FNMA. The servicing asset related to these portfolios was previously fully amortized. In July 2013, the Company repurchased from FNMA $660.1 million of performing multifamily loans that had been previously sold with servicing retained. See further discussion on the recourse reserve in Note 12.

Fee income and gain/loss on sale of mortgage loans

Mortgage servicing fee income was $11.6 million and $33.9 million for the three-month and nine-month periods ended September 30, 2013, compared to $11.4 million and $39.5 million for the corresponding periods ended September 30, 2012. The Company had gains on the sale of mortgage loans of $14.6 million and $56.8 million for the three-month and nine-month periods ended September 30, 2013, compared to losses of $2.7 million and gains of $20.0 million for the corresponding periods ended September 30, 2012.

NOTE 8.  BORROWINGS

Total borrowings and other debt obligations at September 30, 2013 were $12.2 billion, compared to $19.3 billion at December 31, 2012. The Company's debt agreements impose certain limitations on dividends and other payments and transactions. The Company is currently in compliance with these limitations.

Periodically, as part of the Company's wholesale funding management, it opportunistically repurchases outstanding borrowings in the open market and subsequently retires the obligation. In 2012, the Company repurchased $523.6 million of outstanding borrowings in the open market. During the nine-month period ended September 30, 2013, the Company repurchased $5.4 million of outstanding borrowings in the open market.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8.  BORROWINGS (continued)

The following table presents information regarding the Bank's borrowings and other debt obligations at the dates indicated:

	September 30, 2013		December 31, 2012
	Balance	Effective Rate	Balance	Effective Rate
	(dollars in thousands)
Overnight federal funds purchased(1)	$—	—%	$340,000	0.17%
Securities sold under repurchase agreements(1)	—	—	2,107,986	0.48
5.125% subordinated debentures, due March 2013(2)	—	—	254,647	5.14
8.750% subordinated debentures, due May 2018	497,309	8.80	496,971	8.80
FHLB advances, maturing through August 2018	8,251,353	3.77	13,189,396	2.55
Subordinated term loan, due February 2019	150,273	6.06	156,350	6.39
REIT preferred, due May 2020	151,546	13.79	150,434	13.95
Subordinated term loan, due August 2022(3)	36,000	7.78	—	—
Total Bank borrowings and other debt obligations	$9,086,481	4.27%	$16,695,784	2.59%
(1) Overnight federal funds and securities sold under repurchase agreements are short-term in nature and due within one year.
(2) The subordinated note was repaid in March 2013 in accordance with the contractual obligations.
(3) On August 15, 2013, a subsidiary of the Bank entered into a financing agreement with third party lenders for a $36.0 million nine-year term loan due August 15, 2022. The total fees and costs incurred related to the Term Loan were $3.3 million, which are being deferred and capitalized.
The following table presents information regarding SHUSA's borrowings and other debt obligations at the dates indicated:

	September 30, 2013		December 31, 2012
	Balance	Effective Rate	Balance	Effective Rate
	(dollars in thousands)
3.00% senior notes, due September 2015	$598,820	3.28%	$597,575	3.28%
4.625% senior notes, due April 2016	474,130	4.85	474,430	4.85
3.45% senior notes, due August 2018(1)	499,106	3.62	—	—
Subordinated notes, due March 2020	756,335	5.96	754,895	5.96
Junior subordinated debentures - Capital Trust IV, due March 2034(2)	476,471	12.84	476,603	12.84
Common securities - Capital Trust IV	24,742	4.38	24,742	4.38
Junior subordinated debentures - Capital Trust VI, due June 2036	70,262	7.91	75,537	7.91
Common securities - Capital Trust VI	10,000	7.91	10,000	7.91
Junior subordinated debentures - Capital Trust IX, due July 2036	150,000	2.06	150,000	2.09
Common securities - Capital Trust IX	4,640	2.06	4,640	2.09
Total holding company borrowings and other debt obligations	$3,064,506	5.79%	$2,568,422	6.23%
(1) On August 27, 2013, SHUSA issued debt securities in the amount of $500.0 million, due August 27, 2018. The total fees and costs incurred related to this issuance were $3.1 million, which are being deferred and capitalized.
(2) In December 2012, a settlement agreement was executed with respect to the Company's Trust PIERS litigation. Note 20 of the Company's most recent annual report on Form 10-K includes a more complete discussion of this litigation and its settlement. The settlement agreement requires the Company to make additional offers to purchase the Trust PIERS within ten trading days after each quarterly distribution on the Trust PIERS after the final settlement date until no Trust PIERS remain outstanding. The price offered in such additional offers is $78.95 per $50.00 of liquidation amount of PIERS, minus the per share aggregate amount of any distributions made after the completion of any tender offers preceding that additional offer.
Approximately 99.8% of the remaining outstanding Trust PIERS are held by Banco Santander, and the remaining 0.2% are held by independent third-party investors. During 2013, the Company has extended an offer to purchase for cash any and all of its outstanding Trust PIERS within ten trading days after each quarterly distribution. During 2013, an aggregate liquidation amount of $0.1 million of Trust PIERS has been tendered.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9. DERIVATIVES

General

The Company uses derivative financial instruments primarily to help manage exposure to interest rate, foreign exchange, equity and credit risk, as well as to reduce the effects that changes in interest rates may have on net income, the fair value of assets and liabilities, and cash flows. The Company also enters into derivatives with customers to facilitate their risk management activities. The Company uses derivative financial instruments as risk management tools and not for speculative trading purposes. The fair value of all derivative balances is recorded within Other assets and Other liabilities on the Condensed Consolidated Balance Sheet. See Note 14 for discussion of the valuation methodology for derivative instruments.

Derivatives represent contracts between parties that usually require little or no initial net investment and result in one party delivering cash or another type of asset to the other party based on a notional amount and an underlying as specified in the contract. Derivative transactions are often measured in terms of notional amount, but this amount is generally not exchanged and is not recorded on the balance sheet. The notional amount is the basis to which the underlying is applied to determine required payments under the derivative contract. The underlying is a referenced interest rate (commonly Overnight Indexed Swap ("OIS") or LIBOR), security price, credit spread or other index. Derivative balances are presented on a gross basis taking into consideration the effects of legally enforceable master netting agreements.

In the third quarter of 2013, in accordance with ASU 2013-10, the Company adopted the OIS rate, which is used for determining the fair value of certain hedge and derivative contracts, including all collateralized interest rate swaps, caps, and floors. The OIS rate will continue to be used for new derivative contracts in these portfolios. The impact of this change was not material to the Company's financial position or results of operations for the three-month and nine-month periods ended September 30, 2013.

Through the Company’s capital markets and mortgage banking activities, it is subject to price risk. The Company employs various tools to measure and manage price risk in its portfolios. In addition, the Board of Directors has established certain limits relative to positions and activities. The level of price risk exposure at any given point in time depends on the market environment and expectations of future price and market movements and will vary from period to period.

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their International Swaps and Derivatives Association, Inc. ("ISDA") master agreements if the Company's ratings fall below investment grade. As of September 30, 2013, derivatives in this category had a fair value of $40.3 million. The Bank's and SHUSA's credit ratings are currently considered investment grade. The Bank estimates a further 1 or 2 notch downgrade by either S&P or Moody's would require it to post up to an additional $4.3 million or $4.5 million, respectively, to comply with existing derivative agreements.

As of September 30, 2013 and December 31, 2012, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) that were in a net liability position totaled $248.7 million and $395.3 million, respectively. The Company had $245.3 million and $454.8 million in cash and securities collateral posted to cover those positions as of September 30, 2013 and December 31, 2012, respectively.

Fair Value Hedges

The Company enters into cross-currency swaps in order to hedge its foreign currency exchange risk on certain Euro-denominated investments. These derivatives are designated as fair value hedges at inception. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. The earnings impact of the ineffective portion of these hedges was not material for the three-month and nine-month periods ended September 30, 2013 or September 30, 2012. The last of the hedges is scheduled to expire in February 2016.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9. DERIVATIVES (continued)

The Company has historically entered into pay-variable, receive-fixed interest rate swaps to hedge changes in fair values of certain debt obligations. At September 30, 2013, the Company had $13.6 million of deferred net after-tax losses on terminated derivative instruments that were hedging fair value changes. These losses will continue to be deferred in Borrowings and will be reclassified into interest expense over the remaining lives of the hedged assets and liabilities. During the three-month and nine-month periods ended September 30, 2013, $0.7 million and $2.6 million of the losses were recognized in the Condensed Consolidated Statements of Operations.

Cash Flow Hedges

Management uses derivative instruments, which are designated as hedges, to mitigate the impact of interest rate movements on the fair value of certain liabilities, assets and on highly probable forecasted cash flows. These instruments primarily include interest rate swaps that have underlying interest rates based on key benchmark indices and forward sale or purchase commitments. The nature and volume of the derivative instruments used to manage interest rate risk depend on the level and type of assets and liabilities on the balance sheet and the risk management strategies for the current and anticipated interest rate environment.

Interest rate swaps are generally used to convert fixed-rate assets and liabilities to variable rate assets and liabilities and vice versa. The Company utilizes interest rate swaps that have a high degree of correlation to the related financial instrument.

The last of the hedges is scheduled to expire in December 2030. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. The earnings impact of the ineffective portion of these hedges was not material for the three-month and nine-month periods ended September 30, 2013 or September 30, 2012. As of September 30, 2013, the Company expects approximately $3.9 million of gross losses recorded in accumulated other comprehensive income to be reclassified to earnings during the next twelve months as the future cash flows occur.

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Derivatives designated as accounting hedges at September 30, 2013 and December 31, 2012 included:

	Notional Amount	Asset	Liability	Weighted Average Receive Rate	Weighted Average Pay Rate	Weighted Average Life (Years)
	(dollars in thousands)
September 30, 2013
Fair value hedges:
Cross-currency swaps	$19,995	$1,679	$2,118	4.76%	4.75%	2.36
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	3,321,821	3,613	71,826	0.26%	2.38%	1.83
Total	$3,341,816	$5,292	$73,944	0.29%	2.39%	1.83

December 31, 2012
Fair Value hedges:
Cross-currency swaps	$79,765	$10,452	$11,458	3.42%	3.41%	3.70
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	3,649,088	524	120,844	0.34%	2.34%	2.00
Total	$3,728,853	$10,976	$132,302	0.40%	2.36%	2.10

See Note 11 for detail of the amounts included in accumulated other comprehensive income related to derivatives activity.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9. DERIVATIVES (continued)

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

Mortgage Banking Derivatives

The Company's derivative portfolio includes mortgage banking interest rate lock commitments, forward sale commitments and interest rate swaps. As part of its overall business strategy, the Bank originates fixed rate residential mortgages. It sells a portion of this production to the FHLMC, FNMA, and private investors. The Company uses forward sales as a means of hedging against the economic impact of changes in interest rates on the mortgages that are originated for sale and on interest rate lock commitments.

NOTE 9. DERIVATIVES (continued)

The Company typically retains the servicing rights related to residential mortgage loans that are sold. Residential mortgage servicing rights are accounted for at fair value. As deemed appropriate, the Company economically hedges MSRs using interest rate swaps and forward contracts to purchase mortgage-backed securities.

Customer-related derivatives

The Company offers derivatives to its customers in connection with their risk management needs. These financial derivative transactions primarily consist of interest rate swaps, caps, floors and foreign exchange contracts. Risk exposure from customer positions is managed through transactions with other dealers, including Banco Santander.

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

Other derivative instruments primarily include forward contracts related to certain investment securities sales, a total return swap on Visa, Inc. Class B common shares, and equity options, which manage our market risk associated with certain investments and customer deposit products.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9. DERIVATIVES (continued)

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities at September 30, 2013 and December 31, 2012 included:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
	(in thousands)
Mortgage banking derivatives:
Forward commitments to sell loans	$262,204	$1,392,892	$—	$—	$5,310	$3,364
Interest rate lock commitments	115,676	852,245	3,504	15,402	—	—
Mortgage servicing rights	245,000	270,000	8,535	204	261	1,023
Total mortgage banking risk management	622,880	2,515,137	12,039	15,606	5,571	4,387

Customer related derivatives:
Swaps receive fixed	5,561,471	5,405,619	200,181	361,858	18,143	128
Swaps pay fixed	5,563,854	5,464,567	39,161	616	201,228	353,830
Other	1,334,647	999,008	5,797	4,460	5,134	3,942
Total customer related derivatives	12,459,972	11,869,194	245,139	366,934	224,505	357,900

Other derivative activities:
Foreign exchange contracts	893,638	951,784	9,548	9,998	9,699	7,638
Other	102,675	303,621	2,919	5,227	3,322	5,640

Total	$14,079,165	$15,639,736	$269,645	$397,765	$243,097	$375,565

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9. DERIVATIVES (continued)

Gains (Losses) on All Derivatives

The following Condensed Consolidated Statement of Operations line items were impacted by the Company’s derivatives activity for the three-month and nine-month periods ended September 30, 2013 and 2012:

Three-Month Period Ended
Derivative Activity	September 30, 2013	September 30, 2012
Fair value hedges:
Cross-currency swaps	No effect on income	Decrease in other income of $0.1 million.
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Decrease to net interest income of $16.0 million	Decrease in net interest income of $19.6 million.
Other derivative activities:
Forward commitments to sell loans	Decrease in mortgage banking revenues of $42.3 million	Decrease in mortgage banking revenues of $16.5 million.
Interest rate lock commitments	Increase in mortgage banking revenues of $13.0 million	Increase in mortgage banking revenues of $26.1 million.
MSRs	Increase in mortgage banking revenues of $8.2 million	No effect on income.
Customer related derivatives	Increase of $1.1 million in miscellaneous income	Increase in miscellaneous income of $3.2 million.
Foreign exchange	Decrease in commercial banking fees of $0.7 million	Increase in commercial banking fees of $0.5 million.
Other	Gross decrease of $12.0 million in non-interest income.	Increase to net interest income of $0.3 million and increase to miscellaneous other income of $0.4 million and increase in other non-interest income of $0.9 million.

Nine-Month Period Ended
Derivative Activity	September 30, 2013	September 30, 2012
Fair value hedges:
Cross-currency swaps	Increase in other income of $1.7 million.	Increase in other income of $2 thousand.
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Decrease in net interest income of $51.3 million.	Decrease in net interest income of $62.2 million.
Other derivative activities:
Forward commitments to sell loans	Decrease in mortgage banking revenues of $1.9 million.	Decrease in mortgage banking revenues of $19.4 million.
Interest rate lock commitments	Decrease in mortgage banking revenues of $11.9 million.	Increase in mortgage banking revenues of $31.7 million.
MSRs	Increase in mortgage banking revenues of $9.0 million.	No effect on income
Customer related derivatives	Increase in miscellaneous income of $10.7 million.	Increase in miscellaneous income of $24.1 million.
Foreign exchange	Decrease in commercial banking fees of $2.5 million.	Increase in commercial banking fees of $0.5 million.
Other	Increase in net interest income of $3.1 million; Gross increases in non interest income of $3.7 million.	Decrease in net interest income of $97 thousand, increase to miscellaneous income of $1.1 million and increase in non-interest income of $4.8 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9. DERIVATIVES (continued)

Disclosures about Offsetting Assets and Liabilities

The Company enters into legally enforceable master netting agreements which reduce risk by permitting netting of transactions with the same counterparty on the occurrence of certain events. A master netting agreement allows two counterparties the ability to net-settle amounts under all contracts, including any related collateral posted, through a single payment and in a single currency. The right to offset and certain terms regarding the collateral process, such as valuation, credit events and settlement, are contained in the ISDA master agreement. The Company's financial instruments, including resell and repurchase agreements, securities lending arrangements, derivatives and cash collateral, may be eligible for offset on its Condensed Consolidated Balance Sheet.
Information about financial assets and liabilities that are eligible for offset on the Condensed Consolidated Balance Sheet as of September 30, 2013 and December 31, 2012, respectively, is presented in the following tables:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
September 30, 2013
Fair value hedges	$1,679	$—	$1,679	$—	$—	$1,679
Cash flow hedges	3,605	—	3,605	—	—	3,605
Other derivative activities(1)	266,149	39,631	226,518	14,326	29,513	182,679
Total derivatives subject to a master netting arrangement or similar arrangement	271,433	39,631	231,802	14,326	29,513	187,963
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	3,504	—	3,504	—	—	3,504
Total Derivatives Assets	$274,937	$39,631	$235,306	$14,326	$29,513	$191,467

Total Financial Assets	$274,937	$39,631	$235,306	$14,326	$29,513	$191,467

December 31, 2012
Fair value hedges	$10,452	$10,452	$—	$—	$—	$—
Cash flow hedges	524	—	524	—	—	524
Other derivative activities(1)	382,363	19,161	363,202	14,364	1,410	347,428
Total derivatives subject to a master netting arrangement or similar arrangement	393,339	29,613	363,726	14,364	1,410	347,952
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	15,402	—	15,402	—	—	15,402
Total Derivatives Assets	$408,741	$29,613	$379,128	$14,364	$1,410	$363,354

Reverse repurchase, securities borrowing, and similar arrangement	—	—	—	—	—	—
Total Financial Assets	$408,741	$29,613	$379,128	$14,364	$1,410	$363,354

(1)	Includes customer-related and other derivatives

(2)	Includes mortgage banking derivatives

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9. DERIVATIVES (continued)

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
September 30, 2013
Fair value hedges	$2,118	$—	$2,118	$—	$696	$1,422
Cash flow hedges	71,449	—	71,449	44,799	52,889	(26,239)
Other derivative activities(1)	241,086	39,631	201,455	124,609	39,772	37,074
Total derivatives subject to a master netting arrangement or similar arrangement	314,653	39,631	275,022	169,408	93,357	12,257
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	2,388	—	2,388	—	—	2,388
Total Derivatives Liabilities	$317,041	$39,631	$277,410	$169,408	$93,357	$14,645

Total Financial Liabilities	$317,041	$39,631	$277,410	$169,408	$93,357	$14,645

December 31, 2012
Fair value hedges	$11,458	$10,452	$1,006	$43	$901	$62
Cash flow hedges	120,844	6	120,838	11,320	110,327	(809)
Other derivative activities(1)	372,201	19,155	353,046	35,473	296,700	20,873
Total derivatives subject to a master netting arrangement or similar arrangement	504,503	29,613	474,890	46,836	407,928	20,126
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	3,364	—	3,364	—	—	3,364
Total Derivatives Liabilities	$507,867	$29,613	$478,254	$46,836	$407,928	$23,490

Reverse repurchase, securities borrowing, and similar arrangement	2,107,986	—	2,107,986	2,650,823	60,259	(603,096)
Total Financial Liabilities	$2,615,853	$29,613	$2,586,240	$2,697,659	$468,187	$(579,606)

(1)	Includes customer-related and other derivatives

(2)	Includes mortgage banking derivatives

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. INCOME TAXES

An income tax provision of $18.7 million and $156.7 million was recorded for the three-month and nine-month periods ended September 30, 2013, respectively, compared to income tax benefits of $77.7 million and $6.0 million for the corresponding periods in 2012. This resulted in an effective tax rate of 19.6% and 22.2% for the three-month and nine-month periods ended September 30, 2013, respectively, compared to (158.3)% and (1.4)% for the corresponding periods in 2012. The higher tax rates in 2013 were primarily attributable to discrete tax benefits recognized during the three-month period ended September 30, 2012 on the Trust PIERS accrual and for investment tax credits related to a direct-financing lease.

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

The Company has a lawsuit pending against the United States in Federal District Court in Massachusetts relating to the proper tax consequences of two financing transactions with an international bank through which the Company borrowed $1.2 billion. As a result of the two financing transactions, the Company paid foreign taxes of $264.0 million during the years 2003 through 2007 and claimed a corresponding foreign tax credit for foreign taxes paid during those years, which the IRS disallowed. The IRS also disallowed the Company's deductions for interest expense and transaction costs, totaling $74.6 million in tax liability, and assessed penalties and interest totaling approximately $94.3 million. The Company has paid the taxes, penalties and interest associated with the IRS adjustments for all tax years, and the lawsuit will determine whether the Bank is entitled to a refund of the amounts paid. The Company has recorded a receivable in other assets for the amount of these payments, less a tax reserve of $96.9 million as of September 30, 2013.

On October 17, 2013, the Court issued a written opinion in favor of the Company relating to a motion for partial summary judgment on a significant issue in the case. Within the next several months, the Company expects the Court to determine whether granting partial summary judgment resolves all issues in the case, so that entry of a final judgment awarding the Company a refund of all amounts paid is appropriate, or whether further proceedings will be necessary to resolve any remaining legal or factual issues, which could affect the Company's entitlement to some or all of the refund. The Company expects the IRS to appeal any decision in favor of the Company. In 2013, two different federal courts decided cases involving similar financing structures entered into by the Bank of New York Mellon Corp. and BB&T Corp. (referred to as the Salem Financial Case) in favor of the IRS, although both financial institutions have the right to appeal. The Company remains confident in its position and believes its reserve amount adequately provides for potential exposure to the IRS related to these items. As this litigation progresses over the next 24 months, it is reasonably possible that changes in the reserve for uncertain tax positions could range from a decrease of $96.9 million to an increase of $296.0 million.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)
The following table presents the components of accumulated other comprehensive income/(loss), net of related tax, for the three-month and nine-month periods ended September 30, 2013 and 2012, respectively.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	For the Three-Month Period Ended September 30, 2013			June 30, 2013		September 30, 2013
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$(4,909)	$2,174	$(2,735)
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments (1)	15,987	(7,081)	8,906
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	11,078	(4,907)	6,171	$(54,120)	$6,171	$(47,949)

Change in unrealized gains/(losses) on investment securities available-for-sale	(53,708)	20,967	(32,741)
Reclassification adjustment for net losses included in net income on non-OTTI securities (2)	23,422	(9,144)	14,278
Net unrealized gains on investment securities available-for-sale	(30,286)	11,823	(18,463)	(112,644)	(18,463)	(131,107)

Pension and post-retirement actuarial gain/(loss)(3)	904	(355)	549	(25,618)	549	(25,069)

As of September 30, 2013	$(18,304)	$6,561	$(11,743)	$(192,382)	$(11,743)	$(204,125)

(1) Net losses reclassified into Interest on borrowings and other debt obligations in the Condensed Consolidated Statement of Operations for settlements of interest rate swap contracts designated as cash flow hedges.
(2) Net gains reclassified into Net gain on sale of investment security sales in the Condensed Consolidated Statement of Operations for the sale of available-for-sale securities.
(3) Included in the computation of net periodic pension costs.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	For the Nine-Month Period Ended September 30, 2013			December 31, 2012		September 30, 2013
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$3,017	$(1,020)	$1,997
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments (1)	50,548	(21,320)	29,228
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	53,565	(22,340)	31,225	$(79,174)	$31,225	$(47,949)

Change in unrealized gains/(losses) on investment securities available-for-sale	(469,603)	183,836	(285,767)
Reclassification adjustment for net gains included in net income on non-OTTI securities (2)	(72,773)	28,488	(44,285)
Reclassification adjustment for net gains included in net income on OTTI securities (3)	63,630	(24,909)	38,721
Total reclassification adjustment for net gains included in net income	(9,143)	3,579	(5,564)
Net unrealized gains on investment securities available-for-sale	(478,746)	187,415	(291,331)	160,224	(291,331)	(131,107)

Pension and post-retirement actuarial gain/(loss) (4)	2,712	(1,065)	1,647	(26,716)	1,647	(25,069)

As of September 30, 2013	$(422,469)	$164,010	$(258,459)	$54,334	$(258,459)	$(204,125)

(1) Net losses reclassified into Interest on borrowings and other debt obligations in the Condensed Consolidated Statement of Operations for settlements of interest rate swap contracts designated as cash flow hedges.
(2) Net gains reclassified into Net gain on sale of investment security sales in the Condensed Consolidated Statement of Operations for the sale of available-for-sale securities.
(3) Unrealized losses previously recognized in accumulated other comprehensive income on securities for which OTTI was recognized during the period. See further discussion in Note 3.
(4) Included in the computation of net periodic pension costs.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	For the Three-Month Period Ended September 30, 2012			June 30, 2012		September 30, 2012
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$(11,603)	$3,979	$(7,624)
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments	20,969	(7,339)	13,630
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	9,366	(3,360)	6,006	$(96,779)	$6,006	$(90,773)

Change in unrealized gains/(losses) on investment securities available-for-sale	117,888	(45,582)	72,306
Total reclassification adjustment for net gains included in net income	151	(53)	98
Net unrealized gains/(losses) on investment securities available-for-sale	118,039	(45,635)	72,404	106,929	72,404	179,333

Pension and post-retirement actuarial gain/(loss)	929	(364)	565	(25,347)	565	(24,782)

As of September 30, 2012	$128,334	$(49,359)	$78,975	$(15,197)	$78,975	$63,778

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	For the Nine-Month Period Ended September 30, 2012			December 31, 2011		September 30, 2012
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$(40,398)	$13,377	$(27,021)
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments	68,069	(23,825)	44,244
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	27,671	(10,448)	17,223	$(107,996)	$17,223	$(90,773)

Change in unrealized gains/(losses) on investment securities available-for-sale	224,737	(83,511)	141,226
Total reclassification adjustment for net gains included in net income	(76,381)	26,735	(49,646)
Net unrealized gains/(losses) on investment securities available-for-sale	148,356	(56,776)	91,580	87,753	91,580	179,333

Pension and post-retirement actuarial gain/(loss)	2,788	(1,095)	1,693	(26,475)	1,693	(24,782)

As of September 30, 2012	$178,815	$(68,319)	$110,496	$(46,718)	$110,496	$63,778

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.  COMMITMENTS, CONTINGENCIES, AND GUARANTEES

Off-Balance Sheet Risk - Financial Instruments

In the normal course of business, the Company utilizes a variety of financial instruments with off-balance sheet risk to meet the financing needs of its customers and manage its exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, letters of credit, loans sold with recourse, forward contracts, and interest rate and cross currency swaps, caps and floors. These financial instruments may involve, to varying degrees, elements of credit, liquidity, and interest rate risk in excess of the amount recognized on the Condensed Consolidated Balance Sheet. The contractual or notional amounts of these financial instruments reflect the extent of involvement the Company has in particular classes of financial instruments.

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

The following table details the amount of commitments for the periods indicated:

Other Commitments	September 30, 2013	December 31, 2012
	(in thousands)
Commitments to extend credit	$23,237,307	$23,155,424
Credit card lines of credit	792,755	790,174
Letters of credit	2,246,112	2,491,757
Recourse and credit enhancement exposure on sold loans	185,437	192,992
Commitments to sell loans	81,053	177,398
Total commitments	$26,542,664	$26,807,745

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

The following table details the amount of commitments to extend credit expiring per period as of the dates indicated:

	September 30, 2013	December 31, 2012
	(in thousands)
One year or less	$4,901,678	$7,146,080
Over 1 year to 3 years	4,103,807	4,615,613
Over 3 years to 5 years	7,785,756	7,972,885
Over 5 years	6,446,066	3,420,846
Total	$23,237,307	$23,155,424

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.  COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

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

Letters of Credit

The Company’s letters of credit meet the definition of a guarantee. Letters of credit commit the Company to make payments on behalf of its customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 10.8 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company has various forms of collateral, including real estate assets and other customer business assets. The maximum undiscounted exposure related to these commitments at September 30, 2013 was $2.2 billion, and the approximate value of the underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $0.7 billion. The fees related to letters of credit are deferred and amortized over the life of the commitment and were immaterial to the Company’s financial statements at September 30, 2013. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been the Company’s experience to date. As of September 30, 2013 and December 31, 2012, the liability related to these letters of credit was $130.6 million and $138.7 million, respectively, which is recorded within the reserve for unfunded commitments in Other Liabilities on the Condensed Consolidated Balance Sheet. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and lease portfolio. Also included within the reserve for unfunded commitments at September 30, 2013 and December 31, 2012 were lines of credit outstanding of $79.4 million and $71.3 million, respectively.

The following table details the amount of letters of credit expiring per period as of the dates indicated:

	September 30, 2013	December 31, 2012
	(in thousands)
One year or less	$1,721,145	$1,808,744
Over 1 year to 3 years	331,458	481,867
Over 3 years to 5 years	187,886	147,931
Over 5 years	5,623	53,215
Total	$2,246,112	$2,491,757

Loans Sold with Recourse

The Company has loans sold with recourse that meet the definition of a guarantee. For loans sold with recourse under the terms of its multi-family sales program with FNMA, the Company retained a portion of the credit risk associated with such loans. The unpaid principal balance outstanding of loans sold with these programs was $4.6 billion as of September 30, 2013 and $7.5 billion as of December 31, 2012. As a result of its agreement with FNMA, the Company retained a 100% first loss position on each multi-family loan sold to FNMA until the earlier to occur of (i) the aggregate approved losses on multi-family loans sold to FNMA reaching the maximum loss exposure for the portfolio as a whole of $159.3 million as of September 30, 2013 and $160.0 million as of December 31, 2012 or (ii) until all of the loans sold to FNMA under this program are fully paid off. Any losses sustained as a result of impediments in standard representations and warranties would be in addition to the maximum loss exposure.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.  COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

The Company has established a liability which represents the fair value of the retained credit exposure and the amount the Company estimates it would have to pay a third party to assume the retained recourse obligation. The estimated liability is calculated as the present value of losses that the portfolio is projected to incur based upon internal specific information and an industry-based default curve with a range of estimated losses. At September 30, 2013 and December 31, 2012, SHUSA had $72.8 million and $122.7 million of reserves classified in accrued expenses and payables on the Condensed Consolidated Balance Sheet related to the fair value of the retained credit exposure for loans sold to the FNMA under this program. The decrease in the liability over the past year is due to an improvement in the credit quality of the underlying portfolio combined with a decrease in exposure, as the portfolio continues to mature and the Company's repurchase of $660.1 million of loans from FNMA during the third quarter of 2013 that had been previously sold with servicing retained. The Company's commitment will expire in March 2039 based on the maturity of the loans sold with recourse. Losses sustained by the Company may be offset, or partially offset, by proceeds resulting from the disposition of the underlying mortgaged properties. Approval from FNMA is required for all transactions related to the liquidation of properties underlying the mortgages.

Additionally, during the period of 1999-2002, residential mortgage loans were sold with recourse and credit enhancement features to FNMA and FHLMC. The remaining unpaid principal balance of these loans was $69.2 million and $83.0 million at September 30, 2013 and December 31, 2012, respectively, and the remaining maximum amount of credit exposure on these loans was $26.1 million and $29.9 million for the same periods. The Company has posted collateral in the amount of $0.9 million at September 30, 2013 and December 31, 2012 to be utilized for any losses incurred related to these loans.

Commitments to sell loans

The Company enters into forward contracts relating to its mortgage banking business to hedge the exposures from commitments to make new residential mortgage loans with existing customers and from mortgage loans classified as LHFS. These contracts mature in less than one year.

Representation and Warranty Liability
In the ordinary course of business, the Company sells residential loans on a non-recourse basis to certain government-sponsored entities ("GSEs") and private investors. In connection with these sales, the Company has entered into agreements containing various representations and warranties about, among other things, the ownership of the loans, the validity of the liens securing the loans, the loans' compliance with any applicable loan criteria established by the GSEs and the private investors, including underwriting standards and the ongoing existence of mortgage insurance, the absence of delinquent taxes or liens against the property securing the loans and the loans' compliance with applicable federal, state, and local laws. Breaches of these representations and warranties may require the Company to repurchase the mortgage loan or, if the loan has been foreclosed, the underlying collateral, or otherwise make whole or provide other remedies to the GSEs and the private investors. The repurchase liability is recorded within Accrued expenses and payables on the Condensed Consolidated Balance Sheet and the related income statement activity is recorded in Mortgage banking revenue on the Condensed Consolidated Statement of Operations. Management believes our repurchase liability appropriately reflects the estimated probable losses on repurchase claims for all loans sold and outstanding as of September 30, 2013. In making these estimates, we consider the losses we expect to incur over the lives of the loans sold. The table below represents the activity in the representation and warranty reserve for the dates indicated.

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Beginning Balance	$56,221	$19,336	$50,662	$12,273
Provision	2,487	30,200	18,280	43,973
Recoveries	—	—	—	436
Charge-offs	(2,769)	(4,529)	(13,003)	(11,675)
Ending Balance	$55,939	$45,007	$55,939	$45,007

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.  COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

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

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether the matter presents a loss contingency that is probable and estimable, at which time an accrued liability is established with respect to such loss contingency. The Company continues to monitor the matter for further developments that could affect the amount of the accrued liability that has been previously established. For certain legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses. For other matters for which a loss is probable or reasonably possible, such an estimate is not possible. Excluding the matters discussed below, management currently estimates that it is reasonably possible that the Company could incur losses in an aggregate amount of up to approximately $60.0 million in excess of the accrued liability, if any, with it also being reasonably possible that the Company could incur no such losses in these matters. This estimated range of reasonably possible losses represents the estimate of possible losses over the lives of such legal matters, which may span an indeterminable number of years, and is based on information available as of September 30, 2013.

Below describes those matters where it is reasonably possible that the Company will incur a significant loss. Refer to Note 10 for disclosure regarding the lawsuit filed by the Company against the IRS/United States.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.  COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

M. Fabrikant & Sons, Inc. Bankruptcy Adversary Proceeding

In October 2007, the official committee of unsecured creditors of the debtors, M. Fabrikant & Sons, Inc. (“MFS”) and a related company, Fabrikant-Leer International, Ltd. (“FLI”), filed an adversary proceeding against Sovereign Precious Metals, LLC (“SPM”), a wholly-owned subsidiary of the Bank, and the Bank in the United States Bankruptcy Court for the Southern District of New York. The proceeding seeks to avoid $22.0 million in obligations otherwise due to the Bank (and formerly SPM) with respect to gold previously consigned to the debtor by the Bank. In addition, the adversary proceeding seeks to recover over $9.8 million in payments made to the Bank by an affiliate of the debtors. Several other financial institutions were named as defendants based upon other alleged fraudulent transfers. The defendants' motions to dismiss were denied in part and allowed in part. Claims remain against the Bank for approximately $33.0 million.

The plaintiff appealed the Bankruptcy Court's dismissal of certain claims, including those claims based on "actual fraud". On October 1, 2012, the United States District Court for the Southern District of New York affirmed the January 25, 2011 order of the Bankruptcy Court. The plaintiff appealed the decision to the United States Court of Appeals for the Second Circuit. On October 15, 2013, the Second Circuit Court of Appeals affirmed the judgment of the district court. As previously reported, the disposition of the appeal does not affect the Bank's exposure in the case.

Regulatory Matters

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

As a result of the agreement, the participating servicers, including the Bank, have ceased their independent foreclosure reviews, which involved case-by-case reviews, and replaced them with a broader framework allowing eligible borrowers to receive compensation in a more timely manner. This arrangement has not eliminated all of the Company's risks associated with foreclosures, since it does not protect the Bank from potential individual borrower claims, class action lawsuits, actions by state attorneys general, or actions by the Department of Justice or other regulators. In addition, all of the other terms of the Order are still in effect.

Under the agreement, the Bank paid $6.2 million into a remediation fund, the majority of which has been distributed to borrowers, and will engage in mortgage modifications over the next two years in an aggregate principal amount of $9.9 million. In return, the OCC waived any civil money penalties that could have been assessed against the Bank. From January 7, 2013 through July 31, 2013, the Company completed loss mitigation activities with our borrowers in respect of approximately $161.1 million of loan principal balances. The Company is currently working with the OCC to determine how much of these activities can be applied against our settlement requirements.

The Bank represents 0.17% of the total $9.3 billion settlement among the banks and is the smallest participant in the agreement. The total $16.1 million related to the remediation fund and mortgage modifications was fully reserved at December 31, 2012.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12.  COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Identity Theft Protection Product Matter

The Bank has been in discussions to address concerns that some customers may have paid for but did not receive certain benefits of an identity theft protection product from a third-party vendor. The Bank has begun discussions with the third-party vendor on potential remedial actions to impacted customers. During the third quarter of 2013, fees expected to be returned to customers of $30.0 million were expensed within General and Administrative Expenses on the Condensed Consolidated Statement of Operations.

NOTE 13.  RELATED PARTY TRANSACTIONS

The parties related to the Company are deemed to include, in addition to its subsidiaries, jointly controlled entities, the Bank’s key management personnel (the members of its Board of Directors and certain officers at the level of executive vice president or above, together with their close family members) and the entities over which the key management personnel may exercise significant influence or control. Each of the agreements was made in the ordinary course of business and on market terms.

The Company has various debt agreements with Banco Santander. For a listing of these debt agreements, see the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

The Company has $2.5 billion of public securities consisting of various senior note obligations, trust preferred securities obligations and preferred stock issuances. Banco Santander owned approximately 24.1% of these securities as of September 30, 2013.

The Company has entered into derivative agreements with Banco Santander and Abbey National Treasury Services PLC
which consist primarily of customer related derivatives, and swap agreements to hedge interest rate risk and foreign currency exposure. These contracts had notional values of $3.1 billion and $3.5 billion, respectively, as of September 30, 2013 and $3.5 billion and $1.0 billion, respectively, as of December 31, 2012.

In 2006, Banco Santander provided confirmation of standby letters of credit issued by the Bank. During the nine-month periods ended September 30, 2013 and 2012, the average unfunded balance outstanding under these commitments was $35.0 million and $311.3 million, respectively. The Bank paid approximately $0.1 million and $0.2 million in fees to Banco Santander in the three-month and nine-month periods ended September 30, 2013, respectively, in connection with these commitments, compared to $0.3 million and $2.4 million in fees in the corresponding periods in the prior year.

SHUSA has a $500 million line of credit with Banco Santander that began in November 2012. There was no activity during the nine-month period ended September 30, 2013 or the corresponding period in 2012 related to this line of credit.

In addition, during the three-month and nine-month periods ended September 30, 2013, respectively, the Company paid $0.5 million in rental payments to Banco Santander compared to $0.7 million in the corresponding periods in 2012.

In the ordinary course of business, we may provide loans to our executive officers, directors, and principal stockholders, also known as Regulation O insiders. Pursuant to our policy, such loans are issued on the same terms as those prevailing at the time for comparable loans to unrelated persons and do not involve more than the normal risk of collectability. The outstanding balance of these loans was $8.6 million and $6.5 million at September 30, 2013 and December 31, 2012, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13.  RELATED PARTY TRANSACTIONS (continued)

The Company and its affiliates have entered into various service agreements with Banco Santander and its affiliates. Those agreements include the following:

•
NW Services Co., a Banco Santander affiliate doing business as Aquanima, is under contract with the Bank to provide procurement services, with fees paid in the three-month and nine-month periods ended September 30, 2013 in the amount of $0.8 million and $2.5 million, respectively, compared to $0.9 million and $2.8 million for the corresponding periods in 2012. There were no payables in connection with this agreement at September 30, 2013 or December 31, 2012, respectively. The fees related to this agreement are recorded in Outside services in the Condensed Consolidated Statement of Operations.

•
Geoban, S.A., a Banco Santander affiliate, is under contract with the Bank to provide services in connection with debit card disputes and claims support, and consumer and mortgage loan set-up and review, with fees paid in the three-month and nine-month periods ended September 30, 2013 in the amount of $3.9 million and $13.2 million, respectively, compared to $1.9 million and $15.0 million for the corresponding periods in 2012. In addition, the Company had payables with Geoban, S.A. in the amount of $2.3 million at December 31, 2012. There were no payables in connection with this agreement at September 30, 2013.The fees related to this agreement are recorded in Outside services in the Condensed Consolidated Statement of Operations.

•
Ingenieria de Software Bancario S.L., a Banco Santander affiliate, is under contract with the Bank to provide information technology development, support and administration, with fees paid in the three-month and nine-month periods ended September 30, 2013 in the amount of $15.2 million and $87.9 million, respectively, compared to $27.6 million and $97.9 million for the corresponding periods in 2012. In addition, as of September 30, 2013 and December 31, 2012, the Company had payables with Ingenieria De Software Bancario S.L. in the amounts of $13.3 million and $27.9 million, respectively. The fees related to this agreement are capitalized in Premises and equipment on the Condensed Consolidated Balance Sheet.

•
Produban Servicios Informaticos Generales S.L., a Banco Santander affiliate, is under contract with the Bank to provide professional services, and administration and support of information technology production systems, telecommunications and internal/external applications, with fees paid in the three-month and nine-month periods ended September 30, 2013 in the amount of $21.9 million and $64.4 million, respectively, compared to $25.0 million and $76.3 million for the corresponding periods in 2012. In addition, as of September 30, 2013 and December 31, 2012, the Company had payables with Produban Servicios Informaticos Generales S.L. in the amounts of $4.9 million and $5.3 million, respectively. The fees related to this agreement are recorded in Occupancy and equipment expenses and Technology expense in the Condensed Consolidated Statement of Operations.

•
Santander Back-Offices Globales Mayoristas S.A., a Banco Santander affiliate, is under contract with the Bank to provide logistical support for the Bank’s derivative and hedging transactions and programs. In the three-month and nine-month periods ended September 30, 2013 and 2012, fees in the amounts of $0.1 million and $0.3 million, respectively, were paid to Santander Back-Offices Globales Mayoristas S.A. with respect to this agreement. There were no payables in connection with this agreement at September 30, 2013 or December 31, 2012. The fees related to this agreement are recorded in Outside services in the Condensed Consolidated Statement of Operations.

•
Santander Global Facilities (“SGF”), a Banco Santander affiliate, is under contract with the Bank to provide (i) administration and management of employee benefits and payroll functions for the Bank and other affiliates, including employee benefits and payroll processing services provided by third party vendors sponsored by SGF, and (ii) property management and related services. In the three-month and nine-month periods ended September 30, 2013, fees in the amounts of $3.0 million and $8.6 million were paid to SGF with respect to this agreement, compared to $2.3 million and $7.1 million for the corresponding periods in 2012. There were no payables in connection with this agreement at September 30, 2013 or December 31, 2012. The fees related to this agreement are recorded in Outside services in the Condensed Consolidated Statement of Operations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13.  RELATED PARTY TRANSACTIONS (continued)

•
Santander Securities LLC, a Banco Santander affiliate, is under contract with the Bank to provide integrated services and conduct broker-dealer activities and insurance services. Santander Securities collects amounts due from customers on behalf of the Bank and remits those amounts net of fees. As of September 30, 2013, the Company had receivables with Santander Securities in the amount of $3.8 million, compared to $3.9 million as of December 31, 2012 which are recorded within Other assets on the Condensed Consolidated Balance Sheet. Fees recognized related to this agreement were $13.5 million and $37.7 million for the three-month and nine-month periods ended September 30, 2013, respectively, and $0.8 million for the corresponding periods in 2012 which are recognized within Consumer fees in the Condensed Consolidated Statement of Operations. There were no payables in connection with this agreement at September 30, 2013 or December 31, 2012.

•
During the three-month and nine-month periods ended September 30, 2013, the Company recorded expenses of $4.2 million and $13.6 million, respectively, related to transactions with SCUSA, compared to $6.0 million and $20.7 million for the corresponding periods in 2012, which are recorded within Loan expense on the Condensed Consolidated Statement of Operations. In addition, as of September 30, 2013 and December 31, 2012, the Company had receivables and prepaid expenses with SCUSA in the amounts of $40.0 million and $59.2 million, respectively, which are recorded within Other Assets on the Condensed Consolidated Balance Sheet and payables to SCUSA in the amounts of $3.8 million and $4.5 million which are recorded within Accrued Expenses and Payables on the Condensed Consolidated Balance Sheet. The activity is primarily related to SCUSA's servicing of certain outstanding Bank loan portfolios and dividends paid by SCUSA to SHUSA.

On June 28, 2013, the Bank entered into a servicing and sourcing agreement with SCUSA for Chrysler dealer lending opportunities, under which SCUSA will provide servicing on loans originated by the Bank. On August 16, 2013, the Company purchased performing dealer loans with an outstanding balance of $204.8 million from SCUSA, which have been classified as commercial and industrial loans.

NOTE 14.  FAIR VALUE

General

As of September 30, 2013, $12.1 billion of the Company’s total assets consisted of financial instruments measured at fair value on a recurring basis, including financial instruments for which the Company elected the fair value option. Approximately $9.9 million of these financial instruments were measured using quoted market prices for identical instruments or Level 1 inputs. Approximately $11.9 billion of these financial instruments were measured using valuation methodologies involving market-based and market-derived information, or Level 2 inputs. Approximately $194.4 million of these financial instruments were measured using model-based techniques, or Level 3 inputs, and represented approximately 1.6% of total assets measured at fair value and approximately 0.3% of total consolidated assets.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. FAIR VALUE (continued)

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

There were no transfers between Levels 1, 2 and 3 during the three and nine-month periods ended September 30, 2013 for any assets or liabilities valued at fair value on a recurring basis. During the Company's review of its investment portfolio performed during the first three months of 2012, the Company transferred its collateralized loan obligation securities ("CLOs"), which are asset-backed securities, from Level 2 to Level 3 due to the lack of price transparency in connection with its limited trading activity. The CLOs are valued using a third-party pricing service. Late in the third quarter of 2012, the Company changed its third-party pricing indications from an issuing broker to a pricing service, as the new provider is able to provide a more precise and market-driven valuation for these types of investments. During the Company's review of valuation methodologies in the fourth quarter of 2012, it was determined that the pricing techniques utilized by the provider would be considered Level 2. Therefore, during the fourth quarter of 2012, CLOs were transferred back to Level 2 from Level 3.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. FAIR VALUE (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of September 30, 2013 and December 31, 2012.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2013
	(in thousands)
Financial assets:
US Treasury and government agency securities	$—	$9,500	$—	$9,500
Debentures of FHLB, FNMA and FHLMC	—	29,999	—	29,999
Corporate debt	—	2,236,616	—	2,236,616
Asset-backed securities	—	2,282,787	52,822	2,335,609
Equity Securities	9,887	—	—	9,887
State and municipal securities	—	1,890,009	—	1,890,009
Mortgage backed securities	—	5,035,826	—	5,035,826
Total investment securities available-for-sale	9,887	11,484,737	52,822	11,547,446
Loans held for sale	—	171,612	—	171,612
Mortgage servicing rights	—	—	138,050	138,050
Derivatives:
Fair value	—	1,679	—	1,679
Cash Flow	—	3,613	—	3,613
Mortgage banking interest rate lock commitments	—	—	3,504	3,504
Customer related	—	245,139	—	245,139
Foreign exchange	—	9,548	—	9,548
Mortgage servicing	—	8,535	—	8,535
Other	—	2,903	16	2,919
Total financial assets	$9,887	$11,927,766	$194,392	$12,132,045
Financial liabilities:
Derivatives:
Fair value	$—	$2,118	$—	$2,118
Cash flow	—	71,826	—	71,826
Mortgage banking forward sell commitments	—	5,310	—	5,310
Customer related	—	224,505	—	224,505
Total return swap	—	—	285	285
Foreign exchange	—	9,699	—	9,699
Mortgage servicing	—	261	—	261
Other	—	2,895	142	3,037
Total financial liabilities	$—	$316,614	$427	$317,041

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. FAIR VALUE (continued)

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. FAIR VALUE (continued)
Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis
The Company may be required to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with U.S. GAAP from time to time. These adjustments to fair value usually result from application of lower-of-cost-or-fair value accounting or certain impairment measures. Assets measured at fair value on a nonrecurring basis that were still held on the balance sheet were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
September 30, 2013
Impaired loans held for investment	$—	$131,208	$122,612	$253,820
Foreclosed assets	—	54,337	—	54,337

December 31, 2012
Impaired loans held for investment	$—	$506,637	$40,674	$547,311
Foreclosed assets	—	39,904	—	39,904

Valuation Processes and Techniques

Impaired loans held for investment represents the recorded investment of impaired commercial loans for which the Company periodically records nonrecurring adjustments of collateral-dependent loans measured for impairment when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Appraisals are obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties, which are considered Level 2 inputs. Loans for which the value of the underlying collateral is determined using a combination of real estate appraisals, field exams and internal calculations are considered Level 3 inputs. The inputs in the internal calculations include the loan balance, estimation of the collectability of the underlying receivables held by the customer used as collateral, sale and liquidation value of the inventory held by the customer used as collateral, and historical loss-given-default parameters. In cases in which the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. The total carrying value of these loans was $188.7 million and $485.6 million at September 30, 2013 and December 31, 2012, respectively.

Foreclosed assets represents the recorded investment in assets taken in foreclosure of defaulted loans, and is primarily comprised of commercial and residential real property and are generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace.

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Condensed Consolidated Statements of Operations relating to assets held at period-end.

	Statement of Operations Location	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
		(in thousands)
		2013	2012	2013	2012
Impaired loans held for investment	Provision for credit losses	$(13,252)	$29,680	$(11,175)	$66,558
Foreclosed assets	Other administrative expense	(1,168)	(1,786)	(3,571)	(4,859)
		$(14,420)	$27,894	$(14,746)	$61,699

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. FAIR VALUE (continued)

Level 3 Rollforward for Recurring Assets and Liabilities

The tables below present the changes in all Level 3 balances for the three-month and nine-month periods ended September 30, 2013 and 2012, respectively.

Three-Month Period Ended September 30, 2013
	Investments Available for Sale	MSRs	Derivatives	Total
	(in thousands)
Asset/(Liability) Balance, June 30, 2013	$54,369	$138,141	$(9,969)	$182,541
Losses in other comprehensive income	(1,123)	—	—	(1,123)
Gains/(losses) in earnings	—	(3,137)	12,955	9,818
Issuances	—	8,489	—	8,489
Settlements(1)	(424)	(5,443)	107	(5,760)
Asset Balance, September 30, 2013	$52,822	$138,050	$3,093	$193,965
Changes in unrealized losses included in earnings related to balances still held at September 30, 2013	$—	$(3,137)	$(15)	$(3,152)

Nine-Month Period Ended September 30, 2013
	Investments Available for Sale	MSRs	Derivatives	Total
	(in thousands)
Balance, December 31, 2012	$43,374	$92,512	$14,722	$150,608
Gains in other comprehensive income	10,701	—	—	10,701
Gains/(losses) in earnings	—	30,229	(11,946)	18,283
Issuances	—	32,535	—	32,535
Settlements(1)	(1,253)	(17,226)	317	(18,162)
Asset Balance, September 30, 2013	$52,822	$138,050	$3,093	$193,965
Changes in unrealized gains (losses) included in earnings related to balances still held at September 30, 2012	$—	$30,229	$(48)	$30,181

(1)	Settlements include prepayments, paydowns and maturities.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. FAIR VALUE (continued)

Three-Month Period Ended September 30, 2012
	Investments Available for Sale	MSRs	Derivatives	Total
	(in thousands)
Asset Balance, June 30, 2012	$749,693	$95,536	$11,291	$856,520
Gains in other comprehensive income	1,114	—	—	1,114
Gains/(losses) in earnings	—	(25,614)	26,957	1,343
Purchases	44,974	—	—	44,974
Issuances	—	8,173	—	8,173
Sales	—	—	—	—
Settlements(1)	(374)	—	—	(374)
Amortization	—	—	—	—
Asset Balance, September 30, 2012	$795,407	$78,095	$38,248	$911,750
Changes in unrealized gains (losses) included in earnings related to balances still held at September 30, 2012	$—	$(25,614)	$847	$(24,767)

Nine-Month Period Ended September 30, 2012
	Investments Available for Sale	MSRs	Derivatives	Total
	(in thousands)
Asset Balance, December 31, 2011	$52,315	$91,686	$1,143	$145,144
Losses in other comprehensive income	(5,169)	—	—	(5,169)
Gains/(losses) in earnings	(50)	(44,684)	37,105	(7,629)
Purchases	192,974	—	—	192,974
Issuances	—	31,616	—	31,616
Sales	(20,000)	—	—	(20,000)
Settlements(1)	(1,123)	—	—	(1,123)
Amortization	—	(523)	—	(523)
Transfers into/out of level 3	576,460	—	—	576,460
Asset Balance, September 30, 2012	$795,407	$78,095	$38,248	$911,750
Changes in unrealized gains (losses) included in earnings related to balances still held at September 30, 2012	$—	$(44,772)	$5,374	$(39,398)

(1)	Settlements include prepayments, paydowns and maturities.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. FAIR VALUE (continued)

Valuation Processes and Techniques - Recurring Fair Value Assets and Liabilities

Following is a description of the valuation techniques used for instruments measured at fair value on a recurring basis.

Investment securities available for sale

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

Gains and losses on investments are recognized in the Condensed Consolidated Statements of Operations through Net gain on sale of investment securities.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. FAIR VALUE (continued)

Loans Held for Sale

The fair values of LHFS are estimated using published forward agency prices to agency buyers such as the FNMA and the FHLMC. The majority of the residential LHFS portfolio is sold to these two agencies. The fair value is determined using current secondary market prices for portfolios with similar characteristics, adjusted for servicing values and market conditions. These loans are regularly traded in active markets, and observable pricing information is available from market participants. The prices are adjusted as necessary to include the embedded servicing value in the loans and to take into consideration the specific characteristics of certain loans that are priced based on the pricing of similar loans. These adjustments represent unobservable inputs to the valuation but are not considered significant given the relative insensitivity of the value to changes in these inputs to the fair value of the loans. Accordingly, residential mortgage LHFS are classified as Level 2. See further discussion below in the Fair Value Option for Financial Assets and Financial Liabilities section below.

Mortgage servicing rights

The model to value MSRs estimates the present value of the future net cash flows from mortgage servicing activities based on various assumptions. These cash flows include servicing and ancillary revenue, offset by the estimated costs of performing servicing activities. Significant assumptions used in the valuation of residential MSRs are CPR and the discount rate, reflective of a market participant's required return on an investment for similar assets. Other important valuation assumptions include market-based servicing costs and the anticipated earnings on escrow and similar balances held by the Company in the normal course of mortgage servicing activities. All of these assumptions are considered to be unobservable inputs. Historically, servicing costs and discount rates have been less volatile than CPR and earnings rates, both of which are directly correlated with changes in market interest rates. Increases in prepayment speeds, discount rates and servicing costs result in lower valuations of MSRs. Decreases in the anticipated earnings rate on escrow and similar balances result in lower valuations of MSRs. For each of these items, the Company makes assumptions based on current market information and future expectations. All of the assumptions are based on standards that the Company believes would be utilized by market participants in valuing mortgage servicing rights and are derived and/or benchmarked against independent public sources. Accordingly, MSRs are classified as Level 3. Gains and losses on MSRs are recognized on the Condensed Consolidated Statements of Operations through Mortgage banking income. See further discussion on MSRs in Note 7.

Listed below are the most significant inputs that are utilized by the Company in the evaluation of residential MSRs:

•	A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $4.7 million and $9.1 million, respectively, at September 30, 2013.

•	A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $5.8 million and $11.2 million, respectively, at September 30, 2013.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. FAIR VALUE (continued)

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

Gains and losses related to derivatives affect various line items in the Condensed Consolidated Statements of Operations. See Note 9 for a discussion of derivatives activity.

Level 3 Inputs - Significant Recurring Assets and Liabilities

The following table presents quantitative information about the significant unobservable inputs within significant Level 3 recurring assets and liabilities.

	Fair Value at September 30, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(in thousands)
Financial Assets:
Sale-leaseback securities	$52,822	Consensus Pricing (1)	Offered quotes (3)	133.8%

Mortgage servicing rights	$138,050	Discounted Cash Flow	Prepayment rate (CPR) (5)	0.25% - 39.23% (8.10%)
			Discount Rate (6)	10.7%
Mortgage banking interest rate lock commitments	$3,504	Discounted Cash Flow	Pull through percentage (4)	79.84%
			MSR value (2)	0.79% - 1.24% (1.14%)
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. FAIR VALUE (continued)

Fair Value of Financial Instruments

	September 30, 2013
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$4,542,370	$4,542,370	$4,542,370	$—	$—
Available-for-sale investment securities	11,547,446	11,547,446	9,887	11,484,737	52,822
Debentures of FHLB, FNMA and FHLMC	19,815	20,000	—	20,000	—
Loans held for investment, net	48,858,298	48,364,888	—	131,208	48,233,680
Loans held for sale	171,612	171,612	—	171,612	—
Restricted Cash	118,285	118,285	118,285	—	—
Mortgage servicing rights	138,050	138,050	—	—	138,050
Derivatives	274,937	274,937	—	271,417	3,520

Financial liabilities:
Deposits	49,310,417	49,393,437	40,354,288	9,039,149	—
Borrowings and other debt obligations	12,150,987	13,319,296	—	13,319,296	—
Derivatives	317,041	317,041	—	316,614	427

	December 31, 2012
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$2,220,811	$2,220,811	$2,220,811	$—	$—
Available-for-sale investment securities	18,684,020	18,684,020	5,216	18,635,430	43,374
Debentures of FHLB, FNMA and FHLMC	19,672	20,000	—	20,000	—
Loans held for investment, net	51,375,442	50,682,773	—	506,637	50,176,136
Loans held for sale	843,442	843,442	—	843,442	—
Restricted Cash	488,455	488,455	488,455	—	—
Mortgage servicing rights	92,512	92,512	—	—	92,512
Derivatives	408,741	408,741	—	393,256	15,485

Financial liabilities:
Deposits	50,790,038	50,931,010	38,121,149	12,809,861	—
Borrowings and other debt obligations	19,264,206	20,632,540	—	20,632,540	—
Derivatives	507,867	507,867	—	507,104	763

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. FAIR VALUE (continued)

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments not measured at fair value on the Condensed Consolidated Balance Sheet:

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

As of September 30, 2013 and December 31, 2012, the Company had $118.3 million and $488.5 million , respectively, of restricted cash. Restricted cash is related to cash restricted for investment purposes, cash posted for collateral purposes and cash advanced for loan purchases. Cash and cash equivalents, including restricted cash, have maturities of three months or less and, accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

Debentures of FHLB, FNMA, and FHLMC

Other investments include debentures of the FHLB, FNMA and FHLMC. The related fair value measurements have generally been classified as Level 2, as carrying value approximates fair value.

Loans held for investment, net

The fair values of loans are estimated based on groupings of similar loans, including but not limited to stratifications by type, interest rate, maturity, and borrower creditworthiness. Discounted future cash flow analyses are performed for these loans incorporating assumptions of current and projected voluntary prepayment speeds. Discount rates are determined using the Company's current origination rates on similar loans, adjusted for changes in current liquidity and credit spreads (if necessary). Because the current liquidity spreads are generally not observable in the market and the expected loss assumptions are based on the Company's experience, these are Level 3 valuations. Impaired loans are valued at fair value on a nonrecurring basis. See further discussion under Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis above.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. FAIR VALUE (continued)

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

Commitments to extend credit and standby letters of credit

Commitments to extend credit and standby letters of credit include the value of unfunded lending commitments and standby letters of credit as well as the recorded liability for probable losses. The Company’s pricing of such financial instruments is based largely on credit quality and relationship, probability of funding and other requirements. Loan commitments often have fixed expiration dates and contain termination and other clauses which provide relief from funding in the event of significant deterioration in the credit quality of the customer. The rates and terms of the Company’s loan commitments and letters of credit are competitive with other financial institutions operating in markets served by the Company.

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

The Company's residential LHFS portfolio had an aggregate fair value of $171.6 million at September 30, 2013. The contractual principal amount of these loans totaled $169.8 million at September 30, 2013. The difference in fair value compared to the principal balance of $1.8 million was recorded in mortgage banking income in the Condensed Consolidated Statement of Operations during the nine-month period ended September 30, 2013. Substantially all of these loans are current and none are in non-accrual status. Interest income on these loans is credited to interest income as earned.

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

The Company's residential MSRs had an aggregate fair value of $138.1 million at September 30, 2013. Changes in fair value totaling gains of $30.2 million were recorded in mortgage banking income in the Condensed Consolidated Statement of Operations during the nine-month period ended September 30, 2013.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15.  BUSINESS SEGMENT INFORMATION

Business Segment Products and Services

The Company’s reportable segments, excluding its investment in SCUSA, are focused principally around the customers the Bank serves. The Company has identified the following reportable segments:

•
The Retail Banking segment is primarily comprised of the branch locations and the residential mortgage business. The branches offer a wide range of products and services to customers, and each attracts deposits by offering a variety of deposit instruments including demand and interest-bearing demand deposit accounts, money market and savings accounts, CDs and retirement savings products. The branches also offer consumer loans such as home equity loans and lines of credit. The Retail Banking segment also includes small business loans to individuals.

•
The Corporate Banking segment provides the majority of the Company’s commercial lending platforms, such as commercial real estate loans, multi-family loans, commercial and industrial loans, commercial equipment and vehicle financing and the Company’s related commercial deposits.

•	The GBM segment includes businesses with large corporate domestic and foreign clients.

•
The Non-Strategic Assets, formerly known as Specialized Business, segment is primarily comprised of non-strategic lending groups, which include runoff of indirect legacy automobile, aviation and continuing care retirement community portfolios.

•
SCUSA is a specialized consumer finance company engaged in the purchase, securitization and servicing of retail installment contracts originated by automobile dealers and direct origination of retail installment contracts over the internet. SCUSA is accounted for as an equity method investment. As of September 30, 2013, the Company owned approximately 65% of SCUSA. The Company's investment balance in SCUSA as of September 30, 2013 was $2.9 billion.

The following table represents the financial results and position of SCUSA as a stand-alone company for the three-month and nine-month periods ended September 30, 2013 and 2012.

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Net interest income	$1,062,620	$649,134	$2,789,773	$1,869,474
Net interest income after provision for credit losses	302,389	463,259	1,226,437	1,209,272
Income before taxes	177,307	353,820	904,157	983,970
Net income	111,821	212,559	581,744	611,704
Noncontrolling interest	(576)	(44,092)	1,821	(15,858)
Net income attributable to SCUSA	$111,245	$168,467	$583,565	$595,846

Total assets	$25,607,845	$18,826,462	$25,607,845	$18,826,462

The Other category includes earnings from the investment portfolio, interest expense on the Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15.  BUSINESS SEGMENT INFORMATION (continued)

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

The provision for credit losses recorded for each segment is based on the net charge-offs of each segment and changes in total reserves allocated to each segment. Provision expense is allocated across all segments. Expenses directly related to each segment are allocated to the segment, and indirect expenses remain in the Other category. Other income and expenses are managed directly by each business line, including fees, service charges, salaries and benefits, and other direct expenses, as well as certain allocated corporate expenses, and are accounted for within each segment’s financial results. Accounting policies for the lines of business are the same as those used in preparation of the condensed consolidated financial statements with respect to activities specifically attributable to each business line. However, the preparation of business line results requires management to establish methodologies to allocate funding costs and benefits, expenses and other financial elements to each line of business. Where practical, the results are adjusted to present consistent methodologies for the segments.

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

•
The large Corporate business, previously under the Corporate Banking reportable segment, is part of the GBM reportable segment. This provides our large corporate clients with direct access to the broader menu of products and services available under the GBM platform, both locally and globally.

•
New originations in the automobile loan business have moved from the Corporate Banking segment to the Retail Banking reportable segment. The runoff of the existing indirect automobile portfolio will continue to be managed in the Non-Strategic Assets reportable segment. The CEVF business, previously under the Retail Banking reportable segment, is now part of the Corporate Banking reportable segment.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15.  BUSINESS SEGMENT INFORMATION (continued)

•
Internal funds transfer pricing ("FTP") guidelines and methodologies were revised to align with Banco Santander corporate criteria for internal management reporting. This change included implementation of contract level liquidity premium methodology replacing the weighted average life method assumptions used in 2012 for internal management reporting. These changes in internal funds transfer pricing guidelines and methodologies impact all reporting segments. However, the impact varies based on the segment's product portfolio composition.

Excluding the FTP change, prior period results have been recast to conform to the new composition of the reportable segments. Due to system constraints, the FTP change is not able to be recast.

During the third quarter of 2013, certain management and business line changes were announced which will be effective for reporting purposes during the fourth quarter. Management is in the process of determining the impact of the changes on the Company’s reportable segments.

Results of Segments

The following tables present certain information regarding the Company’s segments. Dollars in thousands.

For the Three-Month Period Ended			GBM	Non-Strategic Assets
September 30, 2013	Retail Banking	Corporate Banking			Other (2)	Equity method investment in SCUSA	Total
Net interest income	$215,934	$129,799	$37,898	$7,388	$(22,338)	$—	$368,681
Total non-interest income	83,351	31,690	12,923	2,141	(6,871)	73,565	196,799
Provision for credit losses	26,204	2,187	(9,560)	(7,927)	(10,904)	—	—
Total expenses	226,945	45,011	14,033	7,712	176,379	—	470,080
Income/(loss) before income taxes	46,136	114,291	46,348	9,744	(194,684)	73,565	95,400

Intersegment revenue/(expense) (1)	49,543	(93,181)	(11,563)	(5,295)	60,496	—	—
Total average assets	$19,839,610	$23,045,598	$7,717,050	$826,035	$26,387,019	$—	$77,815,312

For the Nine-Month Period Ended			GBM	Non-Strategic Assets
September 30, 2013	Retail Banking	Corporate Banking			Other (2)	Equity method investment in SCUSA	Total
Net interest income	$591,556	$377,851	$120,815	$26,745	$33,009	$—	$1,149,976
Total non-interest income	303,531	97,129	59,672	7,659	24,025	378,996	871,012
Provision for credit losses	72,875	(1,964)	(3,993)	(28,556)	(11,512)	—	26,850
Total expenses	663,069	133,431	40,384	22,556	427,894	—	1,287,334
Income/(loss) before income taxes	159,143	343,513	144,096	40,404	(359,348)	378,996	706,804

Intersegment revenue/(expense) (1)	94,814	(282,895)	(38,883)	(16,766)	243,730	—	—
Total average assets	$20,497,149	$22,798,051	$8,175,844	$922,377	$28,493,239	$—	$80,886,660

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

(2)
Other is not considered a segment and includes earnings from the investment portfolio, interest expense on the Bank’s borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15.  BUSINESS SEGMENT INFORMATION (continued)

For the Three-Month Period Ended			GBM	Non-Strategic Assets
September 30, 2012	Retail	Corporate			Other (2)	Equity method investment in SCUSA	Total
Net interest income	$186,188	$124,388	$35,597	$10,008	$62,137	$—	$418,318
Total non-interest income	82,849	23,480	12,926	2,979	14,412	112,837	249,483
Provision for credit losses	89,854	(17,574)	(11,738)	(34,104)	44,562	—	71,000
Total expenses	216,018	38,588	5,787	6,689	378,809	—	645,891
(Loss)/income before income taxes	(36,835)	126,854	54,474	40,402	(346,822)	112,837	(49,090)

Intersegment (expense)/revenue (1)	(1,506)	(107,776)	(17,064)	(11,646)	137,992	—	—
Total average assets	$22,635,358	$22,093,662	$7,857,926	$1,377,246	$29,675,386	$—	$83,639,578

For the Nine-Month Period Ended			GBM	Non-Strategic Assets
September 30, 2012	Retail	Corporate			Other (2)	Equity method investment in SCUSA	Total
Net interest income	$557,228	$370,151	$102,074	$31,228	$212,154	$—	$1,272,835
Total non-interest income	299,576	60,783	44,132	11,172	92,635	386,576	894,874
Provision for credit losses	209,926	9,907	8,630	(47,799)	101,136	—	281,800
Total expenses	643,048	116,857	32,299	20,567	637,734	—	1,450,505
Income/(loss) before income taxes	3,830	304,170	105,277	69,632	(434,081)	386,576	435,404

Intersegment (expense)/revenue (1)	(26,131)	(331,690)	(40,941)	(43,438)	442,200	—	—
Total average assets	$22,993,536	$21,857,118	$7,204,913	$1,595,449	$29,084,008	$—	$82,735,024

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and are included in net interest income.

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

EXECUTIVE SUMMARY

Santander Holdings USA, Inc. (“SHUSA” or the “Company") is the parent company of Santander Bank, N.A. (the “Bank”), a national banking association. SHUSA's principal executive offices are at 75 State Street, Boston, Massachusetts. The Bank's main office is in Wilmington, Delaware. The Bank, previously named Sovereign Bank, National Association, changed its name to Santander Bank, National Association on October 17, 2013. The Company is a wholly-owned subsidiary of Banco Santander, S.A. ("Banco Santander").

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

Rebranding and marketing the Bank under the Santander brand and changing its name to Santander Bank marked an important transition in the Company's turnaround strategy. Banco Santander is one of the world's most recognized financial brands, and rebranding aligns with the Bank's strategies to strengthen its position in the United States.

ECONOMIC AND BUSINESS ENVIRONMENT
Overview

The U.S. economy continued to grow at a moderate pace during the third quarter of 2013 according to the Federal Open Market Committee ("FOMC"). During the quarter, speculation on whether the FOMC would begin tapering its purchases of agency MBS and long-term Treasury securities resulted in market volatility. Ultimately, the FOMC announced at its September meeting that it would continue its current purchasing rate and that it would make no changes to its targeted fed funds rate of 0-.25%.

Seasonal unemployment dropped from 7.6% at the end of the second quarter of 2013 to 7.2% as of the September 2013 U.S. Bureau of Labor Statistics release. This also represents a 0.6% decrease in seasonal unemployment from September 2012.

Sales on existing homes increased 6.5% in July 2013, marking an increase of 17% over the same month in the prior year. Home prices also increased during the year, including a 2.1% increase in the second quarter, up 6.2% over the same period in the prior year after adjusting for inflation. Housing starts on both single and multi-family homes increased in both July and August, despite falling short of projections, which has been attributed to changes in mortgage rates. Mortgage interest rates increased approximately 0.25% from July to August, according to the Federal Housing Finance Agency (FHFA), but still remained relatively low.

Implications of changing market conditions are considered a significant risk factor to the Company. The low interest rate environment continues to present challenges in the growth of net interest income for the banking industry, which continues to rely on non-interest activities to support revenue growth. Changing market conditions and political uncertainty could have an overall impact on the Company's results of operations and financial condition. Such conditions could also impact the Company's credit risk, and the associated provision for credit losses and legal expense could increase.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

European Exposure

Concerns about the European Union’s sovereign debt and the future of the euro have caused uncertainty for financial markets globally. Other than borrowing agreements and related party transactions with Banco Santander, as further described in the Financial Condition section of this MD&A and Note 13 to the Condensed Consolidated Financial Statements, the Company's exposure to European countries includes the following:

	September 30, 2013
Country	Covered Bonds	Financial Institution Bonds	Non-Financial Institutions Bonds	Government Institution Bonds	Total
	(in thousands)
France	$—	$186,749	$30,167	$—	$216,916
Germany	—	—	140,899	—	140,899
Great Britain	—	77,969	288,560	—	366,529
Greece	—	—	—	—	—
Ireland	—	—	—	—	—
Italy	—	48,850	42,810	—	91,660
Netherlands	—	74,199	5,012	—	79,211
Norway	—	—	7,992	—	7,992
Portugal	—	—	41,473	—	41,473
Spain	94,669	4,111	121,933	68,123	288,836
Sweden	—	10,896	—	—	10,896
Switzerland	—	14,493	—	—	14,493
	$94,669	$417,267	$678,846	$68,123	$1,258,905

The market value of the Company's European Exposure at September 30, 2013 was $1.3 billion.

	December 31, 2012
Country	Covered Bonds	Financial Institution Bonds	Non-Financial Institutions Bonds	Government Institution Bonds	Total
	(in thousands)
France	$—	$166,755	$30,000	$—	$196,755
Germany	—	—	87,000	—	87,000
Great Britain	53,548	147,235	149,265	—	350,048
Greece	—	—	—	—	—
Ireland	—	—	—	—	—
Italy	—	—	69,768	—	69,768
Netherlands	99,350	71,700	5,000	—	176,050
Norway	—	—	8,000	—	8,000
Portugal	—	—	40,000	—	40,000
Spain	92,395	—	121,160	74,750	288,305
Sweden	78,372	—	—	—	78,372
Switzerland	102,000	94,010	—	—	196,010
	$425,665	$479,700	$510,193	$74,750	$1,490,308

These investments are included within Corporate debt securities in Note 3 to the Condensed Consolidated Financial Statements. The Company's total exposure to European entities decreased $231.4 million, or 15.5%, from December 31, 2012 to September 30, 2013. The decrease was primarily due to continued sales of corporate debt securities and collateralized mortgage obligations during the second and third quarters of 2013.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of September 30, 2013, the Company had approximately $128.0 million of loans that were denominated in a currency other than the USD.

Overall, gross exposure to the foregoing countries was approximately 1.6% of the Company's total assets as of September 30, 2013, and no more than 1% was to any given country or third party. The Company currently does not have credit protection on any of these exposures, nor does it provide lending services in Europe. The Company transacts with various European banks as counterparties to interest rate swaps and foreign currency transactions for its hedging and customer-related activities; however, these derivative transactions are subject to master netting and collateral support agreements, which significantly limit the Company’s exposure to loss.

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

Credit Rating Actions

The following table presents Moody's and S&P credit ratings for the Bank, SHUSA, Banco Santander and the Kingdom of Spain as of September 30, 2013:

	BANK		SHUSA		BANCO SANTANDER		SPAIN
	Moody's	S&P	Moody's	S&P	Moody's	S&P	Moody's	S&P
LT Senior Debt	Baa1	BBB	Baa2	BBB	Baa2	BBB	Baa3	BBB-
ST Deposits	P-2	A-2	P-2	A-2	P-2	A-2	P-3	A-3
Outlook	Stable	Negative	Negative	Negative	Negative	Negative	Negative	Negative

SHUSA funds its operations independently of the other entities owned by Banco Santander, and believes its business is not necessarily closely related to the business or outlook of other entities owned by Banco Santander. However, historically, Moody's Investors Service has downgraded the ratings of SHUSA and the Bank, citing challenges faced by Banco Santander and its subsidiaries. Future adverse changes in the credit ratings of Banco Santander or the Kingdom of Spain could also further adversely impact SHUSA's or its subsidiaries' credit ratings, and any other adverse change in the condition of Banco Santander could adversely affect SHUSA.

The Bank estimates a further one or two notch downgrade by either S&P or Moody's would require the Bank to post up to an additional $4.3 million or $4.5 million, respectively, to comply with existing derivative agreements.

REGULATORY MATTERS

The Company's operations are subject to extensive laws and regulation by federal and state governmental authorities. Congress often considers new financial industry legislation, and the federal banking agencies routinely propose new regulations. New legislation and regulation may include changes with respect to the federal deposit insurance system, consumer financial protection measures, compensation and systematic risk oversight authority. There can be no assurance that new legislation and regulations will not affect us adversely.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Act"), which instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of, and government intervention in, the financial services sector, was enacted. The Act includes a number of provisions designed to promote enhanced supervision and regulation of financial companies and financial markets. The Act introduced a substantial number of reforms that reshape the structure of the regulation of the financial services industry, requiring that more than 200 regulations be written. Although the full impact of this legislation on the Company and the industry will not be known until these regulations are complete, which could take several years, the enhanced regulation will involve higher compliance costs and certain elements, such as the debit interchange legislation, have negatively affected the Company's revenue and earnings.

More specifically, the Act imposes heightened prudential requirements on bank holding companies ("BHCs") with at least $50.0 billion in total consolidated assets (often referred to as “systemically important financial institutions”), which includes the Company, and requires the FRB to establish prudential standards for such bank holding companies that are more stringent than those applicable to other bank holding companies, including standards for risk-based capital requirements and leverage limits; heightened capital standards, including eliminating trust preferred securities as Tier 1 regulatory capital; enhanced risk-management requirements; and credit exposure reporting and concentration limits. These changes are expected to impact the profitability and growth of the Company.

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

The Bank routinely executes interest rate swaps for the management of its asset-liability mix, and also executes such swaps with its borrower clients. Under the Act, the Bank is required to post collateral with certain of its counterparties and clearing exchanges. While clearing these financial instruments offers some benefits and additional transparency in valuation, the systems requirements for clearing execution add operational complexities to the business and accordingly increase operational risk exposure.

Provisions of the Act relating to the applicability of state consumer protection laws to national banks, including the Bank, became effective in July 2011. Questions may arise as to whether certain state consumer financial laws that were previously preempted by federal law are no longer preempted as a result of these new provisions. Depending on how such questions are resolved, the Bank may experience an increase in state-level regulation of its retail banking business and additional compliance obligations, revenue impacts and costs.

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

Basel III

New and evolving capital standards, both as a result of the Act and the implementation in the U.S. of Basel III, could have a significant effect on banks and BHCs, including SHUSA and its bank subsidiaries. During July 2013, the Federal Reserve, FDIC and OCC released final US Basel III regulatory capital rules implementing the global regulatory capital reforms of Basel III. The final rules establish a comprehensive capital framework that includes both the advanced approaches for the largest internationally active U.S. banks, formerly known as Basel II, and a standardized approach that will apply to all banking organizations with over $500 million in assets. Subject to various transition periods, the rule is effective for the largest banks on January 1, 2014, and for all other banks on January 1, 2015.

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

As of September 30, 2013, the Bank's and SHUSA's Tier 1 common capital ratio under Basel III, on a fully phased-in basis under the standardized approach, was 13.43% and 10.98%, respectively, based on management's interpretation of the final rules adopted by the FRB in July 2013. The estimate is based on management’s current interpretation, expectations, and understanding of the final U.S. Basel III rules. As mentioned above, the minimum required Tier 1 common capital ratio is comprised of the 4.5% minimum and the 2.5% conservation buffer.  On that basis, we believe that, as of September 30, 2013, the Company would remain well-capitalized under the currently enacted capital adequacy requirements of Basel III, including when implemented on a fully phased-in basis.

See the Bank Regulatory Capital section of this Management's Discussion and Analysis for the Company's ratios under Basel I standards. The implementation of certain regulations and standards relating to regulatory capital could disproportionately affect our regulatory capital position relative to that of our competitors, including those that may not be subject to the same regulatory requirements as the Company.

Historically, regulation and monitoring of bank and BHC liquidity has been addressed as a supervisory matter, both in the U.S. and internationally, without required formulaic measures. The Basel III liquidity framework will require banks and BHCs to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, will be required by regulation going forward. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that a banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to its expected net cash outflow for a 30-day time horizon. The other, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium and long-term funding of the assets and activities of banking entities over a one-year time horizon. On October 24, 2013, the FRB, FDIC and OCC issued a proposal to implement the Basel III LCR for certain internationally active banks and nonbank financial companies and a modified version of the LCR for certain depository institution holding companies that are not internationally active. The LCR and Modified LCR are based on the Basel III liquidity framework and would be an enhanced prudential liquidity standard consistent with the Dodd-Frank Act. The proposed effective date is January 1, 2015, subject to a two-year phase-in period. The comment period for the proposal ends on January 31, 2014. The proposal did not include the NSFR.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Basel III contemplates that the NSFR will be subject to an observation period through mid-2016 and, subject to any revisions resulting from the analyses conducted and data collected during the observation period, implemented as a minimum standard by January 1, 2018. The Basel Committee reportedly is considering revisions to the Basel III liquidity framework as presented in December 2010. The Basel Committee plans on introducing the NSFR final standard in the next two years.

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

Foreign Bank Organizations

In December 2012, the FRB proposed rules to strengthen regulatory oversight of foreign banking organizations.  These rules would require foreign banking organizations with over $50 billion in global consolidated assets and over $10 billion in total assets held by its U.S. subsidiaries, such as the Company's parent, Banco Santander, to create a U.S. intermediate holding company (“IHC”) containing all of its U.S. bank and U.S. non-bank subsidiaries. U.S. branches and agencies of foreign banks would not be included in the IHC. The formation of these IHCs would allow U.S. regulators to supervise these institutions similarly to U.S. systemically important bank holding companies, meaning that they would be subject to similar capital rules and enhanced prudential standards, including capital stress tests, single-counterparty credit limits, overall risk management, and early remediation requirements, as systemically important BHCs. If implemented as proposed, Banco Santander would be required to transfer its U.S. nonbank subsidiaries currently outside of the Company into the Company, which would become an IHC, and/or Banco Santander would establish a top-tier IHC structure that would include all of its U.S. bank and nonbank subsidiaries within the same chain of ownership. Institutions would be required to comply with these new standards on July 1, 2015.

Bank and BHC Regulations

As a national bank, the Bank is subject to the OCC's regulations under the National Bank Act. The various laws and regulations administered by the OCC for national banks affect corporate practices and impose certain restrictions on activities and investments.

As a BHC, the Company is subject to the comprehensive, consolidated supervision and regulation of the FRB. The Company is subject to risk-based and leverage capital requirements and information reporting requirements. As a BHC with more than $50.0 billion in total consolidated assets, it is subject to the heightened prudential and other requirements for large BHCs, including capital plan and capital stress testing requirements included in the FRB's capital plan rule. The Company completed the required capital stress testing for the 2013 Capital Plan Review Program even though it was not included in the 2013 CapPR group of BHCs by the FRB. In November 2013, the Company was added to the list of institutions that will be included in the 2014 Comprehensive Capital Analysis and Review Program by the FRB.

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

Under the agreement, the Bank paid $6.2 million into a remediation fund, the majority of which has been distributed to borrowers, and will engage in mortgage modifications over the next two years in an aggregate principal amount of $9.9 million. In return, the OCC will waive any civil money penalties that could have been assessed against the Bank. From January 7, 2013 through July 31, 2013, the Company completed loss mitigation activities with our borrowers in respect of approximately $161.1 million of loan principal balances. The Company is currently working with the OCC to determine how much of these activities can be applied against our settlement requirements.

The Bank represents 0.17% of the total $9.3 billion settlement among the participating banks and is the smallest participant in the agreement. The total $16.1 million related to the remediation fund and mortgage modifications was fully reserved at December 31, 2012.

Identity Theft Protection Product Matter

The Bank has been in discussions to address concerns that some customers may have paid for but did not receive certain benefits of an identity theft protection product from a third-party vendor.The Bank has begun discussions with the third-party vendor on potential remedial actions to impacted customers. During the third quarter of 2013, fees expected to be returned to customers of $30.0 million were expensed within General and Administrative Expenses on the Condensed Consolidated Statement of Operations.

Risk Management Framework

Building on earlier enhancements in 2012, SHUSA further strengthened its risk management framework in 2013.

In 2012, the Bank established an enterprise risk management (“ERM”) department, reporting to the Chief Risk Officer (the "CRO"), to coordinate risk management activities across the Company. One major responsibility of the ERM Department has been the development of a Risk Tolerance Statement, which details the types of risk and size of the risk-taking activities permissible for the Chief Executive Officer to take in the execution of business strategy. The Board approves the Risk Tolerance Statement, which serves as the Board's explicit statement of the boundaries within which executive management is expected to operate. The Risk Tolerance Statement ties together the Bank’s strategic plan and budget, and helps ensure that the Bank is taking risks appropriate to its strategy and risk appetite.

SHUSA’s Chief Executive Officer (the "CEO") is ultimately responsible for risk management. SHUSA has established a risk governance structure that allocates responsibilities for risk management across front-line business personnel, a risk management function that is independent of these business personnel and an independent audit function (sometimes called a “three lines of defense” model). According to this model, businesses maintain responsibility for identifying the risks generated through their business activity and mitigating them. The CRO, who reports to the CEO and is independent of any business line, is responsible for developing and maintaining a risk framework that ensures risks are appropriately identified and mitigated, and for reporting on the overall level of risk in the Company. The CRO also reports to the Board Enterprise Risk Committee. Internal audit is responsible for testing the effectiveness of this risk management framework and for reporting its conclusions to the Company’s Board of Directors, through its Audit Committee.

The Company has strengthened the role of the CRO in 2013. In addition to the ERM department, the risk management department, led by the CRO, consists of a number of risk officers, each charged with establishing a framework for monitoring and mitigating a specific risk class and managing those risks as an effective second line of defense. These risk officers include a Chief Risk Management Officer, responsible for credit risk and market risk, a Chief Operational Risk Officer, a Chief Compliance Officer and a Chief Model Risk Management Officer.

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

The following activities are disclosed in response to Section 13(r) with respect to Banco Santander's UK affiliates:

•
During the nine months ended September 30, 2013, an Iranian national, resident in the U.K., who is currently designated by the U.S. and the U.K. under the Iran Sanctions regime, held a mortgage with Santander UK plc that was issued prior to any such designation. No further drawdown has been made (or would be allowed) under this mortgage, although Santander UK plc continues to receive repayment installments. Through September 30, 2013, total revenue in connection with this mortgage was £8,696, while net profits were negligible relative to the overall profits of Santander UK plc. Santander UK plc does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions.

•
The same Iranian national referred to above also holds two investment accounts with Santander Asset Management UK Limited, an affiliate of Banco Santander. The accounts remained frozen during the nine months ended September 30, 2013. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue in connection with the investment accounts was £170 during the nine months ended September 30, 2013, and net profits calculated in connection with these investment accounts during the same period were negligible.

In addition, Banco Santander has certain legacy export credits and performance guarantees with Bank Mellat, which are included in the U.S. Department of the Treasury's Office of Foreign Assets Control's Specially Designated Nationals and Blocked Persons List.

•
With respect to Bank Mellat, Banco Santander entered into two bilateral credit facilities in February 2000 in the aggregate principal amount of €25.9 million. Both credit facilities matured in 2012. In addition, in 2005, Banco Santander participated in a syndicated credit facility of €15.5 million for Bank Mellat, which matures on July 6, 2015. As of September 30, 2013, Banco Santander was owed €5.0 million under this credit facility.

•
Bank Mellat have been in default under all of these agreements in recent years, and Banco Santander has been and expects to continue to be repaid any amounts due by official export credit agencies, which insure between 95% and 99% of the outstanding amounts under these credit facilities.  No funds have been extended by Banco Santander under these facilities since they were granted.

•
Banco Santander also has certain legacy performance guarantees for the benefit of Bank Sepah and Bank Mellat (standby letters of credit to guarantee the obligations - either under tender documents or under contracting agreements - of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007. However, should any of the contractors default in their obligations under the public bids, Banco Santander would not be able to pay any amounts due to Bank Sepah or Bank Mellat because any such payments would be frozen pursuant to Council Regulation (EU) No. 961/2010.

In the aggregate, all of the transactions described in the preceding four paragraphs resulted in approximately €24,300 net operating losses and approximately €80,400 net loss to Banco Santander and its affiliates during the nine months ended September 30, 2013, all of which resulted from the performance of export credit agencies rather than any Iranian entity. Banco Santander and its affiliates have undertaken significant steps to withdraw from the Iranian market, such as closing its representative office in Iran and ceasing all banking activities in Iran, including correspondent relationships, deposit taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Banco Santander and its affiliates are not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount - which payment would be frozen as explained above (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). Accordingly, Banco Santander and its affiliates intend to continue to provide the guarantees and hold these assets in accordance with company policy and applicable law.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(Dollars in thousands)	2013	2012	2013	2012
Net interest income	$368,681	$418,318	$1,149,976	$1,272,835
Provision for credit losses	—	(71,000)	(26,850)	(281,800)
Total non-interest income	196,799	249,483	871,012	894,874
General and administrative expenses	(450,661)	(355,486)	(1,209,579)	(1,089,424)
Other expenses	(19,419)	(290,405)	(77,755)	(361,081)
Income/(loss) before income taxes	95,400	(49,090)	706,804	435,404
Income tax (provision)/benefit	(18,692)	77,730	(156,670)	5,950
Net income	$76,708	$28,640	$550,134	$441,354

•
Net interest income decreased $49.6 million and $122.9 million for the three-month and nine-month periods ended September 30, 2013, respectively, compared to the corresponding periods in 2012. These decreases were primarily caused by lower loan originations, leading to decreases in the loan portfolio of $3.3 billion, and investment sales leading to a decrease in the investment portfolio of $7.4 billion during 2013. As a result of lower loan originations and increased liquidity, the Company used proceeds from the sales of investments to decrease borrowings by $7.1 billion and higher yield deposits by $1.5 billion.

•
Consistent with continued improvement in the credit quality of the loan portfolio, there was no provision for credit losses during the third quarter of 2013, compared to provisions of $71.0 million during the third quarter of 2012, and $26.9 million and $281.8 million for the nine-month periods ended September 30, 2013 and 2012, respectively.

•
Total non-interest income decreased $52.7 million for the three-month period ended September 30, 2013 compared to the corresponding period in 2012, primarily due to $23.4 million of losses on the sale of investment securities and a decrease of $36.1 million in equity method investment income from SCUSA during the three-months ended September 30, 2013 compared to the corresponding period in 2012, offset by an increase in mortgage banking revenue of $9.6 million during the three-months ended September 30, 2013 compared to the corresponding period in 2012. Total non-interest income decreased $23.9 million for the nine-month period ended September 30, 2013 compared to the corresponding period in 2012, primarily due to an increase in mortgage banking revenue of $55.4 million from MSR valuation adjustments during the nine-months ended September 30, 2013 compared to the corresponding period in 2012 offset by OTTI impairment of $63.6 million recognized during 2013.

•
Total general and administrative expenses increased $95.2 million and $120.2 million for the three-month and nine-month periods ended September 30, 2013, respectively, compared to the corresponding periods in 2012, primarily due to increased spending on the Bank's rebranding as well as other compensation and regulatory expenses incurred during the third quarter of 2013.

•
Other expenses decreased $271.0 million and $283.3 million for the three-month and nine-month periods ended September 30, 2013, respectively, compared to the corresponding periods in 2012, primarily due to the PIERS litigation accrual of $258.5 million recognized in the third quarter of 2012.

•
The income tax provision moved from a benefit of $77.7 million and $6.0 million for the three-month and nine-month periods ended September 2012 to a provision of $18.7 million and $156.7 million for the corresponding periods in 2013. The movement was primarily due to the discreet tax benefit related to the reduction of pre-tax income for the Trust PIERS accrual recognized in the third quarter of 2012.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONDENSED CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012
	2013			2012
	Average Balance	Tax Equivalent Interest	Yield/ Rate	Average Balance	Tax Equivalent Interest	Yield/ Rate
	(in thousands)
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$16,888,879	$86,452	2.04%	$19,897,868	$107,971	2.17%
LOANS(1):
Commercial loans	23,842,600	208,015	3.47%	24,496,395	225,125	3.66%
Multi-family	7,961,505	86,594	4.32%	7,227,934	86,571	4.77%
Consumer loans:
Residential mortgages	9,837,710	99,510	4.05%	11,559,676	119,087	4.12%
Home equity loans and lines of credit	6,382,980	56,992	3.54%	6,774,919	64,094	3.76%
Total consumer loans secured by real estate	16,220,690	156,502	3.85%	18,334,595	183,181	3.99%
Auto loans	137,705	2,548	7.34%	452,038	8,164	7.19%
Other consumer(2)	1,899,791	35,356	7.38%	2,225,169	36,188	6.47%
Total consumer	18,258,186	194,406	4.24%	21,011,802	227,533	4.32%
Total loans	50,062,291	489,015	3.88%	52,736,131	539,229	4.08%
Allowance for loan losses	(914,284)	—	—	(1,044,043)	—	—
NET LOANS	49,148,007	489,015	3.96%	51,692,088	539,229	4.16%
TOTAL EARNING ASSETS	66,036,886	575,467	3.47%	71,589,956	647,200	3.60%
Other assets(3)	11,778,426			12,049,622
TOTAL ASSETS	$77,815,312			$83,639,578
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest bearing demand deposits	$9,675,657	$3,619	0.15%	$8,781,998	$3,150	0.14%
Savings	3,850,532	1,280	0.13%	3,830,519	1,354	0.14%
Money market	18,390,481	19,740	0.43%	15,944,508	20,585	0.51%
Certificates of deposit	9,620,460	26,919	1.11%	12,241,295	33,898	1.10%
TOTAL INTEREST BEARING DEPOSITS	41,537,130	51,558	0.49%	40,798,320	58,987	0.58%
BORROWED FUNDS:
FHLB advances	9,340,599	81,957	3.49%	12,754,412	93,518	2.92%
Federal funds and repurchase agreements	2,543	2	0.25%	3,067,762	3,167	0.41%
Other borrowings	3,575,536	60,312	6.69%	3,568,343	60,996	6.80%
TOTAL BORROWED FUNDS	12,918,678	142,271	4.39%	19,390,517	157,681	3.24%
TOTAL INTEREST BEARING FUNDING LIABILITIES	54,455,808	193,829	1.42%	60,188,837	216,668	1.44%
Noninterest bearing demand deposits	7,962,163			8,300,228
Other liabilities(4)	1,863,276			1,921,929
TOTAL LIABILITIES	64,281,247			70,410,994
STOCKHOLDER’S EQUITY	13,534,065			13,228,584
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$77,815,312			$83,639,578
TAXABLE EQUIVALENT NET INTEREST INCOME		$381,638			$430,532
NET INTEREST SPREAD (5)			2.05%			2.17%
NET INTEREST MARGIN (6)			2.30%			2.40%

(1)
Interest on loans includes amortization of premiums and discounts on purchased loans and amortization of deferred loan fees, net of origination costs. Average loan balances includes non-accrual loans and loans held for sale.

(2) Other consumer primarily includes recreational vehicles, marine and auto loans.
(3) Other assets primarily includes goodwill and intangibles, premise and equipment, deferred tax assets, equity method investments, bank owned life insurance, accrued interest receivable, derivative assets, miscellaneous receivables, prepaid expenses and MSRs.
(4) Other liabilities primarily includes accounts payable and accrued expenses, derivative liabilities, and the unfunded commitments liability.
(5) Represents the difference between the yield on total earning assets and the cost of total funding liabilities.
(6) Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONDENSED CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2013 AND 2012
	2013			2012
	Average Balance	Tax Equivalent Interest	Yield/ Rate	Average Balance	Tax Equivalent Interest	Yield/ Rate
	(in thousands)
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$18,724,395	$293,920	2.09%	$19,328,780	$328,362	2.27%
LOANS(1):
Commercial loans	24,562,902	632,782	3.44%	23,847,913	664,219	3.72%
Multi-family	7,684,586	255,891	4.45%	7,166,710	266,063	4.96%
Consumer loans:
Residential mortgages	10,327,280	310,352	4.01%	11,600,432	365,166	4.20%
Home equity loans and lines of credit	6,474,775	175,523	3.62%	6,808,715	191,221	3.75%
Total consumer loans secured by real estate	16,802,055	485,875	3.86%	18,409,147	556,387	4.03%
Auto loans	193,659	10,770	7.44%	657,841	34,418	6.99%
Other consumer(2)	1,979,775	105,632	7.13%	2,239,097	113,508	6.77%
Total consumer	18,975,489	602,277	4.24%	21,306,085	704,313	4.41%
Total loans	51,222,977	1,490,950	3.89%	52,320,708	1,634,595	4.17%
Allowance for loan losses	(961,725)	—	—	(1,066,567)	—	—
NET LOANS	50,261,252	1,490,950	3.96%	51,254,141	1,634,595	4.26%
TOTAL EARNING ASSETS	68,985,647	1,784,870	3.46%	70,582,921	1,962,957	3.71%
Other assets(3)	11,901,013			12,152,103
TOTAL ASSETS	$80,886,660			$82,735,024
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest bearing demand deposits	$9,482,768	$10,544	0.15%	$9,103,372	$10,627	0.16%
Savings	3,856,144	3,876	0.13%	3,744,590	4,296	0.15%
Money market	17,735,755	58,771	0.44%	16,552,774	62,738	0.51%
Certificates of deposit	11,047,263	88,708	1.07%	11,719,351	97,820	1.11%
TOTAL INTEREST BEARING DEPOSITS	42,121,930	161,899	0.51%	41,120,087	175,481	0.57%
BORROWED FUNDS:
FHLB advances	11,115,406	251,160	3.02%	11,475,290	281,085	3.27%
Federal funds and repurchase agreements	716,362	2,111	0.39%	3,358,254	8,819	0.35%
Other borrowings	3,507,034	180,361	6.88%	3,750,590	187,759	6.69%
TOTAL BORROWED FUNDS	15,338,802	433,632	3.77%	18,584,134	477,663	3.43%
TOTAL INTEREST BEARING FUNDING LIABILITIES	57,460,732	595,531	1.39%	59,704,221	653,144	1.46%
Noninterest bearing demand deposits	7,883,739			8,036,589
Other liabilities(4)	2,031,497			1,987,019
TOTAL LIABILITIES	67,375,968			69,727,829
STOCKHOLDER’S EQUITY	13,510,692			13,007,195
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$80,886,660			$82,735,024
TAXABLE EQUIVALENT NET INTEREST INCOME		$1,189,339			$1,309,813
NET INTEREST SPREAD (5)			2.07%			2.24%
NET INTEREST MARGIN (6)			2.30%			2.48%

(1)
Interest on loans includes amortization of premiums and discounts on purchased loans and amortization of deferred loan fees, net of origination costs. Average loan balances includes non-accrual loans and loans held for sale.

(2) Other consumer primarily includes recreational vehicles, marine and auto loans.
(3) Other assets primarily includes goodwill and intangibles, premise and equipment, deferred tax assets, equity method investments, bank owned life insurance, accrued interest receivable, derivative assets, miscellaneous receivables, prepaid expenses and MSRs.
(4) Other liabilities primarily includes accounts payable and accrued expenses, derivative liabilities, and the unfunded commitments liability.
(5) Represents the difference between the yield on total earning assets and the cost of total funding liabilities.
(6) Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NET INTEREST INCOME

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Interest-earning deposits	$2,417	$1,724	$4,268	$4,301
Investments available-for-sale	67,205	91,599	240,383	281,506
Other investments	7,293	5,824	20,003	15,813
Total interest income on investment securities deposits	76,915	99,147	264,654	301,620

Interest on loans	485,598	535,840	1,480,851	1,624,358
Deposits and customers accounts	(51,560)	(58,986)	(161,898)	(175,479)
Borrowings and other debt obligations	(142,272)	(157,683)	(433,631)	(477,664)
Net interest income	$368,681	$418,318	$1,149,976	$1,272,835

Net interest income decreased $49.6 million and $122.9 million for the three-month and nine-month periods ended September 30, 2013, respectively, compared to the corresponding periods in 2012, primarily due to sales of investment securities partially offset by the use of investment sale proceeds to paydown borrowings.

Interest Income on Investment Securities and Interest-Earning Deposits

Interest income on investment securities and interest-earning deposits decreased $22.2 million and $37.0 million for the three-month and nine-month periods ended September 30, 2013, respectively, compared to the corresponding periods in 2012.
Overall, the decrease in interest income on investment securities is due to the Company's strategy to reduce exposure to interest rate risk in the portfolio. Consistent with this strategy, during the three-month and nine-month periods ended September 30, 2013, the Company sold $2.4 billion and $8.1 billion of investment securities, primarily MBS and collateralized mortgage obligations. These sales were offset by investment securities purchases throughout 2013 in all portfolio categories.

The average balance of investment securities and interest-earning deposits for those periods in 2013 was $16.9 billion and $18.7 billion, respectively, which were decreases of $3.0 billion and $604.4 million compared to an average balance of $19.9 billion and $19.3 billion for the corresponding periods in 2012. The average tax equivalent yield of investment securities and interest-earning deposits was 2.04% and 2.09% for the three-month and nine-month periods ended September 30, 2013, respectively, which was a decrease of 6.1% and 8.0% compared to average yields of 2.17% and 2.27% for the corresponding periods in 2012.

The decrease in the nine-month average balance resulted in a decrease in interest income for the nine-month period ended September 30, 2013 of $11.9 million, while the decrease in the nine-month average tax equivalent yield resulted in a decrease in interest income for the nine-month period ended September 30, 2013 of $22.5 million.

Interest Income on Loans

Interest income on loans decreased $50.2 million and $143.5 million for the three-month and nine-month periods ended September 30, 2013, respectively, compared to the corresponding periods in 2012. Overall, the decrease in interest income on loans was primarily due to lower loan growth, lower interest rates and payoffs of significant commercial loans. Consistent with market conditions across the industry, loan growth at the Company slowed during the first nine months of 2013. The total loan portfolio decreased $3.3 billion during the first nine months of 2013. Average total loan balances, net of allowance, for the three-month and nine-month periods ended September 30, 2013 decreased $2.5 billion and $992.9 million, respectively, compared to the corresponding periods in the prior year, and average yields decreased 4.8% and 7.1% for the three-month and nine-month periods ended September 30, 2013 compared to the corresponding periods in the prior year.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Specifically, the decrease in interest income on loans was due to the following:

•
interest income on the residential mortgage portfolio, which decreased $19.6 million, or 16.4%, and $54.8 million, or 15.0%, during the three-month and nine-month periods ended September 30, 2013, respectively, compared to the corresponding periods in 2012 due to sales of the majority of new residential mortgage loan originations and the decline in interest rates.

•
interest income on commercial loans, which decreased $17.1 million, or 7.6%, and $31.4 million, or 4.7%, respectively, during the three-month and nine-month periods ended September 30, 2013 compared to the corresponding periods in 2012 as a result of lower loan originations and loan payoffs.

•
auto loans, which decreased $5.6 million, or 68.8%, and $23.6 million, or 68.7%, during the same periods. The indirect legacy auto loan portfolio is in a run-off position as the Company ceased originating indirect auto loans in January 2009.

The decrease in the nine-month average balance resulted in a decrease in interest income for the nine-month period ended September 30, 2013 of $30.7 million, while the decrease in the nine-month average tax equivalent yield resulted in a decrease in interest income for the nine-month period ended September 30, 2013 of $113.0 million.

Interest Expense on Deposits and Related Customer Accounts

Interest expense on deposits and related customer accounts decreased $7.4 million and $13.6 million for the three-month and nine-month periods ended September 30, 2013, respectively, compared to the corresponding periods in 2012. Overall, the decrease in interest expense on deposits and customer related accounts is primarily due to the shift from CDs to money market accounts as a result of the low interest rate environment. The Company continues to focus our efforts on re-positioning our account mix and increasing lower cost deposits. The improved funding mix and previous maturities of our CDs have reduced the cost of total deposits from 0.58% for the third quarter of 2012 to 0.49% for the third quarter of 2013.

Interest on CDs decreased $7.0 million, or 20.6%, and $9.1 million, or 9.3%, during the three-month and nine-month periods ended September 30, 2013, respectively, compared to the corresponding periods in the prior year, primarily due to a steady run-off of the CDs and the lack of rollover of certain wholesale CDs. The average balance of CDs was $9.6 billion and $11.0 billion, with an average cost of 1.11% and 1.07%, for the three-month and nine-month periods ended September 30, 2013, respectively, compared to an average balance of $12.2 billion and $11.7 billion with an average cost of 1.10%and 1.11% for the corresponding periods in 2012.

Interest on money market accounts decreased $0.8 million, or 4.1%, and $4.0 million, or 6.3%, during the three-month and nine-month periods ended September 30, 2013, respectively, compared to the corresponding periods in the prior year, primarily due to lower interest rates. The average balance of money markets was $18.4 billion and $17.7 billion, with an average cost of 0.43% and 0.44%, for the three-month and nine-month periods ended September 30, 2013, respectively, compared to an average balance of $15.9 billion and $16.6 billion with an average cost of 0.51% for the corresponding periods in 2012.

The average balance of total deposits was $41.5 billion and $42.1 billion, with an average cost of 0.49% and 0.51%, for the three-month and nine-month periods ended September 30, 2013, respectively, compared to an average balance of $40.8 billion and $41.1 billion with an average cost of 0.58% and 0.57% for the corresponding periods in 2012. The change in the nine-month average balance resulted in an increase in interest expense for the nine-month period ended September 30, 2013 of $9.6 million, while the change in the nine-month average cost resulted in a decrease in interest expense for the nine-month period ended September 30, 2013 of $23.1 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense on Borrowed Funds

Interest expense on borrowed funds decreased $15.4 million and $44.0 million for the three-month and nine-month periods ended September 30, 2013, respectively, compared to the corresponding periods in 2012. Overall, the decrease in interest expense on borrowed funds is due to the Company's use of the proceeds from the sale of investment securities during the first nine months of 2013 to pay off existing borrowed funds. The average balance of total borrowings was $12.9 billion and $15.3 billion, with an average cost of 4.39% and 3.77%, for the three-month and nine-month periods ended September 30, 2013, respectively, compared to an average balance of $19.4 billion and $18.6 billion with an average cost of 3.24% and 3.43% for the corresponding periods in 2012.

The change in the nine-month average balance resulted in a decrease in interest expense for the nine-month period ended September 30, 2013 of $135.3 million, while the change in the nine-month average cost resulted in an increase in interest expense for the nine-month period ended September 30, 2013 of $91.3 million.

The average balance of the Bank's borrowings was $10.2 billion and $12.7 billion with an average cost of 3.94% and 3.28% for the three-month and nine-month periods ended September 30, 2013, respectively, compared to an average balance of $16.9 billion and $15.9 billion with an average cost of 2.82% and 3.00% for the corresponding periods in 2012. The average balance of the Company's borrowings was $2.8 billion and $2.6 billion with an average cost of 6.03% and 6.15% for the three-month and nine-month periods ended September 30, 2013, respectively, compared to an average balance of $2.5 billion and $2.6 billion with an average cost of 6.11% and 6.01% for the corresponding periods in 2012.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is based on credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The credit quality of the loan portfolio has a significant impact on the Company’s operating results. The provision for credit losses for the three-month and nine-month periods ended September 30, 2013 was $0.0 million and $26.9 million, respectively, compared to $71.0 million and $281.8 million for the corresponding periods in 2012. The decrease in the provision can be attributed to an overall improvement in the credit quality of the loan portfolio. Specific factors contributing to the decrease include:

•
Commercial loans classified as "pass" increased, as a percentage of total commercial loans, to 94.2% at September 30, 2013 from 91.8% at December 31, 2012. Commercial loans classified as "substandard" or "doubtful" decreased $167.4 million, or 12.3%, from December 31, 2012 to September 30, 2013 and $259.9 million, or 17.8%, from September 30, 2012 to September 30, 2013.

•	At September 30, 2013, specific reserves were approximately 17% of the average recorded investment, down from 19% at December 30, 2012.

•
For the nine-months ended September, 30, 2013, charge-offs in the commercial and consumer loan portfolios decreased 61.5% and 32.8%, respectively, compared to the same period in the prior year. Additionally, recoveries in the commercial loan portfolio increased 47.6% for the nine-months ended September 30, 2013 compared to the corresponding period in the prior year.

•	Total past due loans decreased $213.7 million, or 15.6%, from December 31, 2012 to September 30, 2013 and $215.1 million, or 15.7%, from September 30, 2012 to September 30, 2013.

•	At September 30, 2013, TDRs returned to accrual or paid off during the year were $75.4 million, compared to $59.2 million for the year to date as of December 31, 2012.

•	Nonstrategic loan portfolios, which have experienced deteriorated credit quality, continue to run off, and represented less than 1.9% of the total loan portfolio as of September 30, 2013.

•	Certain loans with deteriorated credit quality have been sold in the secondary market during the first nine months of 2013, totaling $94.3 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the activity in the allowance for credit losses for the periods indicated:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Allowance for loan losses, beginning of period	$924,862	$1,055,501	$1,013,469	$1,083,492
Allowance recorded as part of loans transferred from Banco Santander	—	413	—	3,754
Charge-offs:
Commercial	30,665	78,897	101,251	263,005
Consumer secured by real estate	22,289	51,802	70,598	125,876
Consumer not secured by real estate	23,052	39,765	73,965	89,185
Total charge-offs	76,006	170,464	245,814	478,066
Recoveries:
Commercial	15,703	11,421	47,207	31,979
Consumer secured by real estate	3,643	1,503	10,379	5,858
Consumer not secured by real estate	7,769	10,747	23,880	29,819
Total recoveries	27,115	23,671	81,466	67,656
Charge-offs, net of recoveries	48,891	146,793	164,348	410,410
Provision for loan losses (1)	—	71,000	26,850	303,285
Allowance for loan losses, end of period	$875,971	$980,121	$875,971	$980,121
Reserve for unfunded lending commitments, beginning of period	210,000	235,000	210,000	256,485
Provision for unfunded lending commitments (1)	—	—	—	(21,485)
Reserve for unfunded lending commitments, end of period	210,000	235,000	210,000	235,000
Total allowance for credit losses, end of period	$1,085,971	$1,215,121	$1,085,971	$1,215,121

(1)	The provision for credit losses in the Condensed Consolidated Statement of Operations is the sum of the total provision for loan losses and provision for unfunded lending commitments.

The Company's net charge-offs decreased for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2012, due to a decrease in both consumer and commercial loan charge-offs, as well as higher recoveries within the commercial portfolio.

The ratio of net loan charge-offs to average loans, including LHFS, was 0.1% and 0.3% for the three-month and nine-month periods ended September 30, 2013, respectively, compared to 0.3% and 0.8% for the three-month and nine-month periods ended September 30, 2012. Commercial loan net charge-offs as a percentage of average commercial loans were less than 0.1% and 0.2% for the three-month and nine-month periods ended September 30, 2013, respectively, compared to 0.2% and 0.7% for the three-month and nine-month periods ended September 30, 2012. The consumer loans net charge-off ratio was 0.2% and 0.6% for the three-month and nine-month periods ended September 30, 2013, respectively, compared to 0.4% and 0.8% for the three-month and nine-month periods ended September 30, 2012. The decrease in net charge-offs is attributable to an increase in the overall credit quality of the loan portfolio, particularly the commercial loan portfolio. Delinquent commercial loans decreased to $314.5 million as of September 30, 2013 from $349.1 million as of September 30, 2012. Non-accrual commercial loans decreased to $381.9 million as of September 30, 2013 from $485.7 million as of September 30, 2012.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-INTEREST INCOME

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Consumer fees	$60,014	$59,621	$172,546	$182,546
Commercial fees	45,275	44,655	145,318	134,384
Mortgage banking income, net	24,576	14,936	107,402	51,984
Equity method investments	70,330	106,427	365,067	370,325
Bank owned life insurance	13,701	13,701	42,683	44,643
Net (loss)/gain on investment securities recognized in earnings	(23,422)	(151)	9,143	76,381
Miscellaneous income	6,325	10,294	28,853	34,611
Total non-interest income	$196,799	$249,483	$871,012	$894,874

Total non-interest income decreased $52.7 million and $23.9 million for the three-month and nine-month periods ended September 30, 2013, respectively, compared to the corresponding periods in 2012. The decrease is primarily due to lower equity method investment income offset by higher mortgage banking income.

Consumer Fees

Consumer fees increased $0.4 million and decreased $10.0 million for the three-month and nine-month periods ended September 30, 2013, respectively, compared to the corresponding periods in 2012. The decrease for the nine-month period ended September 30, 2013 was mainly due to a decrease in consumer deposit fees of $9.7 million, which was primarily due to an overall decrease in funds availability charges. Fees have decreased mainly due to improving economic conditions, enabling customers to maintain minimum deposit account balances more easily.

Commercial Fees

Commercial fees increased $0.6 million and $10.9 million for the three-month and nine-month periods ended September 30, 2013, respectively, compared to the corresponding periods in 2012. The increases were primarily due to higher commercial loan fees, offset by lower commercial deposit fees. In the nine-month period ended September 30, 2013, commercial loan fees increased $16.0 million, compared to the corresponding period in 2012, mainly due to higher syndication fee income and an increase in significant loan originations in 2013. The increase in commercial loan fees was offset by a decrease in commercial deposit fees of $4.8 million during the nine-month period ended September 30, 2013, respectively, compared to the corresponding period in 2012, due to lower pricing.

Mortgage Banking Revenue

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Mortgage and multifamily servicing fees	$11,647	$11,428	$33,889	$39,478
Net gains/(losses) on sales of residential mortgage loans and related securities	14,646	(7,577)	56,790	17,288
Net gains on sales of multi-family mortgage loans	12,500	4,900	41,314	2,753
Net (losses)/gains on hedging activities	(5,637)	32,436	(37,594)	38,396
Net (losses)/gains from changes in MSR fair value	(3,137)	(15,918)	30,229	(18,761)
MSR principal reductions	(5,443)	(10,333)	(17,226)	(27,170)
Total mortgage banking income, net	$24,576	$14,936	$107,402	$51,984

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mortgage banking income consists of fees associated with servicing loans not held by the Company, as well as originations, amortization and changes in the fair value of MSRs and recourse reserves. Mortgage banking income results also include gains or losses on the sale of mortgage loans, home equity loans and lines of credit and MBS that were related to loans originated or purchased and held by the Company, as well as gains or losses on mortgage banking derivative and hedging transactions.

Mortgage banking revenue increased $9.6 million and $55.4 million for the three-month and nine-month periods ended September 30, 2013, respectively, compared to the corresponding periods in 2012. The increases in both periods were primarily due to an increase in the fair value of MSR assets, reductions in the multi-family recourse liability and GSE reserve charges recorded in 2012. The MSR asset increase was a result of a decrease in prepayment speeds and mortgage refinancing, both a result of interest rate increases. The decrease in the recourse liability over the past year was due to an improvement in the credit quality of the underlying portfolio, combined with a decrease in exposure as the portfolio continues to mature and the repurchase of $660.1 million loans from FNMA during the third quarter of 2013 that had been previously sold with servicing retained.

Over the past two years, there has been significant volatility in mortgage interest rates. This volatility has significantly impacted the Company's mortgage banking revenue. The following table details certain residential mortgage rates for the Bank as of the dates indicated:

	30-Year Fixed	15-Year Fixed
March 31, 2011	4.88%	4.25%
June 30, 2011	4.63%	3.75%
September 30, 2011	3.99%	3.13%
December 31, 2011	3.99%	3.25%
March 31, 2012	3.99%	3.25%
June 30, 2012	3.75%	3.13%
September 30, 2012	3.50%	2.88%
December 31, 2012	3.38%	2.75%
March 31, 2013	3.63%	2.99%
June 30, 2013	4.38%	3.50%
September 30, 2013	4.38%	3.38%

Mortgage and multifamily servicing fees increased $0.2 million for the three-month period ended September 30, 2013 compared to the corresponding period in 2012 and decreased $5.6 million for the nine-month period ended September 30, 2013 compared to the corresponding period in 2012, primarily due to a decrease in multifamily servicing fees. At September 30, 2013, December 31, 2012 and September 30, 2012, the Company serviced multifamily real estate loans for the benefit of others totaling $5.0 billion, $7.9 billion and $8.4 billion, respectively. The decrease in the serviced portfolio is due to loan run-off and the Company's repurchase of $660.1 million of loans from FNMA. At September 30, 2013, December 31, 2012, and September 30, 2012, the Company serviced residential real estate loans for the benefit of others totaling $14.7 billion, $13.6 billion, and $13.5 billion, respectively.

Net gains on sales of residential mortgage loans and related securities increased $22.2 million and $39.5 million for the three-month and nine-month periods ended September 30, 2013, respectively, compared to the corresponding periods in 2012 due to gains on sales resulting from increasing interest rates and higher GSE reserve charges in 2012. For the three-month and nine-month periods ended September 30, 2013, the Company sold $925.2 million and $3.7 billion of loans for gains of $14.6 million and $56.8 million, respectively, compared to $991.2 million and $2.5 billion of loans sold with a loss of $7.6 million and a gain of $17.3 million for the three-month and nine-month periods ended September 30, 2012, respectively. During 2013, the Company maintained its strategy to sell the majority of mortgage loans originated. The Company is altering this strategy during the fourth quarter of 2013 and will hold for investment the majority of mortgage loans originated. Also included within net gains on sales of residential mortgage loans for the three-month and nine-month periods ended 2012, the Company recognized GSE reserve charges of $30.2 million and $44.0 million, respectively, compared to $2.5 million and $18.3 million for the corresponding periods in 2013. During 2011 and 2012, the Company experienced elevated levels of residential mortgage repurchase demands, and while such demands have continued in 2013, they were not at such an elevated level.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company periodically sells qualifying mortgage loans to the FHLMC, GNMA and FNMA in return for MBS issued by those agencies. The Company reclassifies the net book balance of loans sold to such agencies from loans to investment securities available for sale. For those loans sold to the agencies in which the Company retains the servicing rights, the Company allocates the net book balance transferred between servicing rights and investment securities based on their relative fair values.

Net gains on sales of multi-family mortgage loans increased $7.6 million and $38.6 million for the three-month and nine-month periods ended September 30, 2013, respectively, compared to the corresponding periods in 2012, due to a decrease in the FNMA recourse liability.

The Company previously sold multi-family loans in the secondary market to FNMA while retaining servicing. In September 2009, the Bank elected to stop selling multi-family loans to FNMA and, since that time, has retained all production for the multi-family loan portfolio. Under the terms of the multi-family sales program with FNMA, the Company retained a portion of the credit risk associated with those loans. As a result of that agreement, the Company retains a 100% first loss position on each multi-family loan sold to FNMA under the program until the earlier to occur of (i) the aggregate approved losses on the multi-family loans sold to FNMA reaching the maximum loss exposure for the portfolio as a whole or (ii) all of the loans sold to FNMA under the program are fully paid off.

At September 30, 2013 and December 31, 2012, the Company serviced $4.6 billion and $7.5 billion, respectively, of multi-family loans for FNMA that were sold to FNMA under this program. These loans had a credit loss exposure of $159.3 million and $160.0 million, respectively, and losses, if any, resulting from representation and warranty defaults would be in addition to the credit loss exposure. The servicing asset for these loans was completely amortized in 2012.

The Company has established a liability related to the fair value of the retained credit exposure for multi-family loans sold to FNMA. This liability represents the amount the Company estimates it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses the portfolio is projected to incur based upon internal specific information and an industry-based default curve with a range of estimated losses. At each of September 30, 2013, December 31, 2012 and September 30, 2012, the Company had a liability of $72.8 million, $122.7 million and $125.5 million, respectively, related to the fair value of the retained credit exposure for loans sold to FNMA under this program.

Net gains/(losses) on hedging activities decreased $38.1 million and $76.0 million for the three-month and nine-month periods ended September 30, 2013, respectively, compared to the corresponding periods in 2012, due to the mortgage rate environment and the significant decrease in the mortgage loan pipeline. Also contributing to the change was the Company's change in strategy to hold mortgage loans originated as opposed to originating them for sale.

Net gains/(losses) from changes in MSR fair value increased $12.8 million and $49.0 million for the three-month and nine-month periods ended September 30, 2013, respectively, compared to the corresponding periods in 2012. The carrying value of the related MSRs at September 30, 2013 and December 31, 2012 was $138.1 million and $92.5 million, respectively. The increase in MSR assets was a result of a decrease in prepayment speeds and a reduction in mortgage refinancing due to interest rate increases.

MSR principal reductions decreased $4.9 million and $9.9 million for the three-month and nine-month periods ended September 30, 2013, respectively, compared to the corresponding periods in 2012, due to the reduction in prepayments and mortgage refinancing as a result of increases in interest rates.

Equity Method Investments

Income from equity method investments decreased $36.1 million and $5.3 million for the three-month and nine-month periods ended September 30, 2013, respectively, compared to the corresponding periods in 2012. Equity method investments are primarily comprised of the Company's 65% equity method investment in SCUSA. During the third quarter of 2013, SCUSA increased its provision for loan losses and had increased charge-offs due to increased loan volumes, which caused a decrease in the Company's equity method investment income.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Bank-Owned Life Insurance ("BOLI")

BOLI income represents fluctuations in the cash surrender value of life insurance policies on certain employees. The Bank is the beneficiary and the recipient of the insurance proceeds. Income from BOLI decreased $2.0 million for the nine-month period ended September 30, 2013 compared to the corresponding period in 2012.

Net Gains/Losses on the Sale of Investment Securities

Net losses on the sale of investment securities were $23.4 million and net gains were $9.1 million for the three-month and nine-month periods ended September 30, 2013, respectively, compared to a net loss of $0.2 million and a net gain of $76.4 million for the corresponding periods in 2012. The net loss realized for the three-month period ended September 30, 2013 was primarily due to the sale of MBS including collateralized mortgage obligations with a book value of $2.3 billion for a loss of $24.2 million. The nine-months ended September 30, 2013 also included the sale of collateralized mortgage obligations with a book value of $4.1 billion for a gain of $69.0 million, corporate debt securities with a book value of $905.7 million, for a gain of $34.7 million, and fair market value changes on derivative positions related to investment securities sales.

As a result of rising market interest rates, management made the decision during the second quarter of 2013 to reposition its balance sheet. Consistent with this strategy, the Company designated certain available-for-sale investment securities with a book value of $2.5 billion to be sold, which were in an unrealized loss position due to changes in market rates and asset spreads. The intent to sell these securities resulted in the Company recording $63.6 million of OTTI in other income in the Condensed Consolidated Statement of Operations during the second quarter of 2013. All of the securities designated for sale were sold in the third quarter of 2013.

GENERAL AND ADMINISTRATIVE EXPENSES

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Compensation and benefits	$186,623	$162,581	$527,244	$486,559
Occupancy and equipment expenses	97,774	82,915	280,322	243,072
Technology expense	35,715	29,019	95,835	83,146
Outside services	23,887	20,693	61,971	72,955
Marketing expense	14,967	7,628	30,178	22,254
Loan expense	16,794	20,147	54,474	64,809
Other administrative expenses	74,901	32,503	159,555	116,629
Total general and administrative expenses	$450,661	$355,486	$1,209,579	$1,089,424

Total general and administrative expenses increased $95.2 million and $120.2 million for the three-month and nine-month periods ended September 30, 2013, respectively, compared to the corresponding periods in 2012. The increases were due primarily to increased compensation and benefit expenses, increased occupancy and equipment expenses, increased spending on the Bank's rebranding, and a regulatory charge all during the nine-months ended September 30, 2013.

Compensation and benefits increased $24.0 million and $40.7 million for the three-month and nine-month periods ended September 30, 2013, respectively, compared to the corresponding periods in 2012, primarily due to the Company's investment in personnel through salary increases effective in the beginning of 2013, increased headcount and other compensation charges associated with management changes.

Occupancy and equipment expenses increased $14.9 million and $37.3 million for the three-month and nine-month periods ended September 30, 2013, respectively, compared to the corresponding periods in 2012, primarily due to significant fixed asset additions in the second quarter of 2012 related to the Company's IT transformation.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Marketing expense increased $7.3 million and $7.9 million for the three-month and nine-month periods ended September 30, 2013, respectively, compared to the corresponding periods in 2012. The Company paid $34.0 million and $44.3 million related to its rebranding during the three-month and nine-month periods ended September 30, 2013, respectively, of which $9.5 million was expensed as incurred and $34.8 million was capitalized. There were no costs related to rebranding during the first nine months of 2012. During the year-ended 2012, $9.1 million of such costs were incurred. These rebranding costs include signage changes, branch refurbishments, merchandising, advertising, accelerated depreciation, and other related costs. It is expected that the majority of these costs will be capitalized.

Other administrative expense increased $42.4 million and $42.9 million for the three-month and nine-month periods ended September 30, 2013, respectively, compared to the corresponding periods in 2012. During the third quarter of 2013, the Company recognized a $30.0 million reserve related to the identity theft product matter. See further discussion on this matter in the Current Regulatory Environment section of this Management's Discussion and Analysis.

OTHER EXPENSES

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Amortization of intangibles	$6,557	$8,871	$21,373	$28,944
Deposit insurance premiums and other costs	12,574	22,859	55,824	66,823
Loss on debt extinguishment	288	195	558	6,834
PIERS litigation accrual	—	258,480	—	258,480
Total other expenses	$19,419	$290,405	$77,755	$361,081

Total other expenses decreased $271.0 million and $283.3 million for the three-month and nine-month periods ended September 30, 2013, respectively, compared to the corresponding periods in 2012, primarily due to the recognition of the Trust PIERS litigation accrual during the third quarter of 2012.

Deposit insurance premiums and other expenses decreased $10.3 million and $11.0 million for the three-month and nine-month periods ended September 30, 2013, respectively, compared to the corresponding periods in 2012, primarily due to lower FDIC insurance premium assessments.

During the third quarter of 2012, the Company recorded $258.5 million related to the complaint from the Trustee for the Trust PIERS matter. This matter was settled during the fourth quarter of 2012.

INCOME TAX PROVISION/(BENEFIT)

An income tax provision of $18.7 million and $156.7 million was recorded for the three-month and nine-month periods ended September 30, 2013, respectively, compared to income tax benefits of $77.7 million and $6.0 million for the corresponding periods in 2012. This resulted in an effective tax rate of 19.6% and 22.2% for the three-month and nine-month periods ended September 30, 2013, respectively, compared to (158.3)% and (1.4)% for the corresponding periods in 2012. The higher tax rates in 2013 were primarily attributable to discrete tax benefits recognized during the three-month period ended September 30, 2012 on the Trust PIERS accrual and for investment tax credits related to a direct-financing lease.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

LINE OF BUSINESS RESULTS

Retail

	Three-months ended September 30,		Nine-months ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Net interest income	$215,934	$186,188	$591,556	$557,228
Total non-interest income	83,351	82,849	303,531	299,576
Provision for credit losses	26,204	89,854	72,875	209,926
Total expenses	226,945	216,018	663,069	643,048
Income/(loss) before income taxes	46,136	(36,835)	159,143	3,830

Intersegment revenue/(expense)	49,543	(1,506)	94,814	(26,131)
Total average assets	19,839,610	22,635,358	20,497,149	22,993,536

Average loans	19,367,068	21,868,630	20,026,556	22,009,808
Average deposits	37,375,536	36,070,061	37,501,621	35,786,827
% Market net core margin	1.32%	1.07%	1.31%	1.12%

Net interest income increased $29.7 million and $34.3 million for the three-month and nine-month periods ended September 30, 2013, respectively, compared to the corresponding periods in 2012 mainly due to a rise in interest rates causing greater spreads on deposits, as well as a decrease in interest expense due to lower deposit volumes. The provision for credit losses decreased $63.7 million and $137.1 million for the three-month and nine-month periods ended September 30, 2013, respectively, compared to the corresponding periods in the preceding year, primarily due to an improvement in the overall credit quality of the portfolio and the refined determination of specific reserves related to mortgage TDRs in 2012. Total expenses increased $10.9 million and $20.0 million for the three-month and nine-month periods ended September 30, 2013, respectively, compared to the corresponding periods in 2012, primarily due to the rebranding and increased compensation and benefits due to the Company's investment in personnel through salary increases effective in the beginning of 2013 and increased headcount.

Average assets for the three-month and nine-month periods ended September 30, 2013 decreased $2.8 billion and $2.5 billion, respectively, compared to the corresponding periods in 2012, primarily due to lower loan originations and the strategy to sell mortgage loans.

On June 28, 2013, the Bank entered into a servicing and sourcing agreement with SCUSA for Chrysler dealer lending opportunities, under which SCUSA will provide servicing on loans originated by the Bank.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Corporate

	Three-months ended September 30,		Nine-months ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Net interest income	$129,799	$124,388	$377,851	$370,151
Total non-interest income	31,690	23,480	97,129	60,783
Provision for credit losses	2,187	(17,574)	(1,964)	9,907
Total expenses	45,011	38,588	133,431	116,857
Income before income taxes	114,291	126,854	343,513	304,170

Intersegment (expense)	(93,181)	(107,776)	(282,895)	(331,690)
Total average assets	23,045,598	22,093,662	22,798,051	21,857,118

Average loans	23,281,768	22,431,549	23,049,271	22,253,418
Average deposits	8,834,312	8,133,271	8,417,635	8,325,867
% Market net core margin	1.92%	1.90%	0.22%	1.89%

Total non-interest income increased $8.2 million and $36.3 million for the three-month and nine-month periods ended September 30, 2013, respectively, compared to the corresponding periods in 2012 primarily due to higher commercial loan fees, offset by lower commercial deposit fees. Total expenses increased $6.4 million and $16.6 million for the three-month and nine-month periods ended September 30, 2013, respectively, compared to the corresponding periods in 2012, primarily due to increased compensation and benefit expense resulting from a higher headcount and salary increases effective in January 2013.

Total average assets increased $951.9 million and $940.9 million for the three-month and nine-month periods ended September 30, 2013, respectively, compared to the corresponding periods in 2012, due to increased loan originations in 2013.

GBM

	Three-months ended September 30,		Nine-months ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Net interest income	$37,898	$35,597	$120,815	$102,074
Total non-interest income	12,923	12,926	59,672	44,132
Provision for credit losses	(9,560)	(11,738)	(3,993)	8,630
Total expenses	14,033	5,787	40,384	32,299
Income before income taxes	46,348	54,474	144,096	105,277

Intersegment (expense)	(11,563)	(17,064)	(38,883)	(40,941)
Total average assets	7,717,050	7,857,926	8,175,844	7,204,913

Average loans	6,569,746	6,976,722	7,209,119	6,348,404
Average deposits	776,341	780,607	765,221	1,244,872
% Market net core margin	2.12%	2.41%	1.70%	2.27%

Net interest income increased $2.3 million and $18.7 million during the three-month and nine-month periods ended September 30, 2013, respectively, compared to the corresponding periods in 2012, primarily due to increased loan volumes.

Average assets increased $970.9 million during the nine-month ended September 30, 2013 compared to the corresponding period in 2012, due to the growth of the business, specifically after the conversion to a national bank in the first quarter of 2012.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Non-Strategic Assets

	Three-months ended September 30,		Nine-months ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Net interest income	$7,388	$10,008	$26,745	$31,228
Total non-interest income	2,141	2,979	7,659	11,172
Provision for credit losses	(7,927)	(34,104)	(28,556)	(47,799)
Total expenses	7,712	6,689	22,556	20,567
Income before income taxes	9,744	40,402	40,404	69,632

Intersegment (expense)	(5,295)	(11,646)	(16,766)	(43,438)
Total average assets	826,035	1,377,246	922,377	1,595,449

Average loans	883,440	1,456,341	984,718	1,711,158
Average deposits	191,629	189,929	192,432	148,401
% Market net core margin	3.42%	2.80%	1.22%	2.67%

The activity and balances within this segment have been steadily decreasing due to the segment primarily being comprised of portfolios in run-off.

Other

	Three-months ended September 30,		Nine-months ended September 30,
	2013	2012	2013	2012
	(dollars in thousands)
Net interest (loss)/income	$(22,338)	$62,137	$33,009	$212,154
Total non-interest (loss)/income	(6,871)	14,412	24,025	92,635
Provision for credit losses	(10,904)	44,562	(11,512)	101,136
Total expenses	176,379	378,809	427,894	637,734
Loss before income taxes	(194,684)	(346,822)	(359,348)	(434,081)

Intersegment revenue	60,496	137,992	243,730	442,200
Total average assets	26,387,019	29,675,386	28,493,239	29,084,008

Net interest income decreased $84.5 million and $179.1 million for the three-month and nine-month periods ended September 30, 2013, respectively, compared to the corresponding periods in the preceding year, primarily due to the sale of $2.4 billion and $8.1 billion of investment securities during the three-month and nine-month periods ended September 30, 2013 offset by the repayment of debt obligations. Total non-interest income decreased $21.3 million and $68.6 million for the three-month and nine-month periods ended September 30, 2013, respectively, compared to the corresponding periods in 2012, primarily due to investment securities sales, which resulted in net investment losses of $24.2 million during the three-month period ended September 30, 2013 and OTTI recognition of $63.6 million during the nine-month period ended September 30, 2013. Total expenses decreased $202.4 million and $209.8 million for the three-month and nine-month periods ended September 30, 2013, respectively, compared to the corresponding periods in the preceding year, primarily due to the recognition of the $258.5 million Trust PIERS litigation accrual in the third quarter of 2012 offset by the recognition of the identity theft product accrual of $30.0 million during the three-month period ended September 30, 2013.

Average assets decreased $3.3 billion and $590.8 million for the three-month and nine-month periods ended September 30, 2013, respectively, compared to the corresponding periods in the preceding year, primarily due to investment sales.

SCUSA

Equity method investment earnings from SCUSA were $73.6 million and $379.0 million for the three-month and nine-month periods ended September 30, 2013, respectively, compared to $112.8 million and $386.6 million for the corresponding periods in 2012. The carrying value of the Company's 65% investment balance in SCUSA as of September 30, 2013 was $2.9 billion.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

LOAN PORTFOLIO

	September 30, 2013		December 31, 2012		September 30, 2012
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)

Commercial loans (excluding multi-family loans)	$23,700,692	47.5%	$25,358,784	47.6%	$24,710,864	46.7%
Multi-family loans	8,161,486	16.3%	7,572,555	14.2%	7,346,562	13.9%
Consumer loans secured by real estate	16,059,409	32.2%	17,882,875	33.6%	18,341,947	34.6%
Consumer loans not secured by real estate	1,984,294	4.0%	2,418,139	4.6%	2,565,017	4.8%
Total Loans	$49,905,881	100.0%	$53,232,353	100.0%	$52,964,390	100.0%

Commercial loans (excluding multi-family loans) decreased $1.7 billion, or 6.5%, from December 31, 2012 to September 30, 2013, and $1.0 billion, or 4.1%, from September 30, 2012 to September 30, 2013. The decreases were primarily due to significant loan payoffs and lower loan origination volume. Loan payoffs and low loan volume was slightly offset by the purchase of $522.7 million of commercial and industrial loans during the year. At September 30, 2013 and December 31, 2012, only 17.6% and 21.1%, respectively, of the total commercial portfolio was unsecured.

Multi-family loans increased $588.9 million, or 7.8%, from December 31, 2012 to September 30, 2013, and increased $814.9 million, or 11.1%, from September 30, 2012 to September 30, 2013. The increase is primarily due to the Company's repurchase during the third quarter of 2013 from FNMA of $660.1 million of performing multifamily loans that had been previously sold with servicing retained.

Consumer loans secured by real estate, including LHFS, decreased $1.8 billion, or 10.2%, from December 31, 2012 to September 30, 2013, and $2.3 billion, or 12.4%, from September 30, 2012 to September 30, 2013. The decreases in the consumer loans secured by real estate portfolio were due to overall lower loan growth and volume and the majority of new residential mortgage loan originations being held for sale and subsequently sold during the period, as opposed to being held for investment. In addition, increased home equity loan payoffs and pay-downs exceeded new credit line usage.

The consumer loan portfolio not secured by real estate decreased $0.4 billion, or 17.9%, from December 31, 2012 to September 30, 2013, and $0.6 billion, or 22.6%, from September 30, 2012 to September 30, 2013. The decreases in the consumer loans not secured by real estate portfolio were primarily due to the continued run-off of the RV/marine and indirect auto loan businesses throughout the first nine months of 2013.

NON-PERFORMING ASSETS

Non-performing assets decreased slightly, to $1.1 billion, or 1.44% of total assets, at September 30, 2013, compared to $1.2 billion, or 1.45% of total assets, at December 31, 2012.

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

In general, when the borrower's ability to make required interest and principal payments has resumed and collectability is no longer believed to be in doubt, the loan or lease is returned to accrual status. Generally, commercial loans categorized as nonaccrual remain in nonaccrual status until the payment status is current and an event occurs that fully remediates the impairment or the loan demonstrates a sustained period of performance without a past due event, typically for six months but for a minimum of 90 days, and there is reasonable assurance as to the collectability of all amounts due. Within the consumer and residential mortgage portfolios, the accrual status is generally systematically driven, so that if the customer makes a payment that bring the loan below 90 days past due, the loan automatically will return to accrual status.

The following table shows the non-performing loans compared to total loans outstanding for the residential mortgage and consumer loans secured by real estate portfolios as of September 30, 2013 and December 31, 2012:

	September 30, 2013		December 31, 2012
	Residential Mortgages	Consumer Loans Secured by Real Estate (self-originated)	Residential Mortgages	Consumer Loans Secured by Real Estate (self-originated)
	(dollars in thousands)

Non-performing loans ("NPLs")	$482,758	$107,617	$511,382	$122,985
Total loans	$9,707,680	$6,087,160	$11,243,321	$6,333,426
NPLs as a percentage of total loans	5.0%	1.8%	4.5%	1.9%
NPLs in foreclosure status	40.7%	17.2%	42.4%	15.4%

The NPL ratio is significantly higher for the Company's residential mortgage loan portfolio compared to its consumer loans secured by real estate portfolio due to a number of factors, including: the prolonged workout and foreclosure resolution processes; differences in risk profiles; and out-of-footprint loans (loans with collateral located outside the Company's geographic footprint).

Resolution challenges with low foreclosure sales continue to impact both the residential mortgage and consumer loans secured by real estate portfolio NPL balances, but foreclosure inventory decreased quarter-over-quarter. The foreclosure moratorium was lifted and activity resumed in the fourth quarter of 2011, but delays in Pennsylvania, New Jersey, New York, and Massachusetts limited the decline in NPL balances and contributed to a higher NPL ratio trend in 2012. As of September 30, 2013, foreclosures in all states except Delaware and Washington, D.C. were moving forward. Both Delaware and Washington, D.C. are delayed due to new legal complexities surrounding documentation required to initiate a new foreclosure proceeding.

New foreclosure laws were enacted in Massachusetts in August 2012, and the Massachusetts Division of Banks issued its final rules on the implementation of the new foreclosure law in June 2013. These final rules require lenders to offer loan modification terms to certain borrowers prior to proceeding with foreclosure, unless the lender is able to prove that modification would result in greater losses for the bank or that the borrower has rejected the offer. Lenders are also required to send notice to borrowers regarding their right to request a modification. Breach notices for Massachusetts foreclosures recommenced in September 2013.

The following table represents the concentration of foreclosures by state as a percentage of total foreclosures at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012

New Jersey	33.5%	29.2%
New York	16.0%	13.5%
Pennsylvania	13.4%	11.5%
Massachusetts	3.8%	6.8%
All other states	33.3%	39.0%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The foreclosure closings issue has a greater impact on the residential mortgage portfolio than the consumer real estate secured portfolio due to the larger volume of loans in first lien position in that portfolio, which have equity upon which to foreclose. Exclusive of Chapter 7 bankruptcy NPL accounts, approximately 89.3% of the 90+ day delinquent loan balances in the residential mortgage portfolio are secured by a first lien, while only 47.3% of the 90+ day delinquent loan balances in the consumer real estate secured portfolio are secured by a first lien. Consumer real estate secured NPL loans may get charged off more quickly due to the lack of equity to foreclose from a second lien position.

The Alt-A segment consists of loans with limited documentation requirements which were originated through brokers outside the Company's geographic footprint. At September 30, 2013 and December 31, 2012, the residential mortgage portfolio included the following Alt-A loans:

	September 30, 2013	December 31, 2012
	(dollars in thousands)

Alt-A loans	$1,100,922	$1,233,343
Alt-A loans as a percentage of the residential mortgage portfolio	11.3%	11.0%
Alt-A loans designated "out-of-footprint"	$452,251	$520,819
Alt-A loans designated as "out-of-footprint" as a percentage of Alt-A loans	41.1%	42.2%
Alt-A loans in NPL status	$181,295	$202,259
Alt-A loans in NPL status as a percentage of residential mortgage NPLs	37.6%	39.6%
The performance of the Alt-A segment has remained poor, averaging a 16.7% NPL ratio in 2013. Alt-A mortgage originations were discontinued in 2008 and have continued to run off at an average rate of 1.4% per month. Alt-A NPL balances represented 64.6% of the total residential mortgage loan portfolio NPL balance at the end of the first quarter of 2009, compared to 37.6% at September 30, 2013. As the Alt-A segment runs off and higher quality residential mortgages are added to the portfolio, the shift in product mix is expected to lower NPL balances.

Finally, the proportion of out-of-footprint loans is significantly higher in the residential mortgage portfolio than in the consumer loans secured by real estate portfolio. Historically, the NPL ratio for out-of-footprint loans has been higher compared with in-footprint lending. A total of $928.5 million, or 9.6%, of the residential mortgage loan portfolio was originated with collateral located outside the Bank’s geographic footprint as of September 30, 2013. Out-of-footprint NPL balances for the residential mortgage loan portfolio were $85.8 million, or 9.2% of out-of-footprint balances, as of September 30, 2013. The out-of-footprint NPL balance represented 17.8% of the total NPL balance of the residential mortgage loan portfolio. In comparison, the consumer loans secured by real estate portfolio has significantly less out-of-footprint loans, with a total of $50.0 million, or 0.8%, originated with collateral located outside the Bank’s geographic footprint. The out-of-footprint NPL balance represented only 1.4% of the total NPL balance for the consumer loans secured by real estate portfolio.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the composition of non-performing assets at the dates indicated:

	September 30, 2013	December 31, 2012
	(dollars in thousands)
Non-accrual loans:
Commercial:
Commercial real estate	$273,589	$291,236
Commercial and industrial	82,328	122,111
Multi-family	25,998	58,587
Total commercial loans	381,915	471,934
Consumer:
Residential mortgages	482,758	511,382
Consumer loans secured by real estate	144,793	170,486
Consumer not secured by real estate	12,480	18,874
Total consumer loans	640,031	700,742

Total non-accrual loans	1,021,946	1,172,676

Other real estate owned	87,886	65,962
Other repossessed assets	3,817	3,301
Total other real estate owned and other repossessed assets	91,703	69,263
Total non-performing assets	$1,113,649	$1,241,939

Past due 90 days or more as to interest or principal and accruing interest	$2,491	$3,052
Annualized net loan charge-offs to average loans (2)	0.43%	0.98%
Non-performing assets as a percentage of total assets	1.44%	1.45%
NPLs as a percentage of total loans	2.05%	2.20%
Non-performing assets as a percentage of total loans, real estate owned and repossessed assets	2.23%	2.33%
Allowance for credit losses as a percentage of total non-performing assets (1)	97.51%	98.51%
Allowance for credit losses as a percentage of total NPLs (1)	106.27%	104.33%

(1)	Allowance for credit losses is comprised of the allowance for loan losses and the reserve for unfunded commitments, which is included in Other liabilities.

(2)	Annualized net loan charge-offs to average loans is calculated as annualized net loan charge-offs divided by the average loan balance for the nine-month period ended September 30, 2013.

Excluding loans past due which are classified as non-accrual, loans past due have decreased from $542.4 million at December 31, 2012 to $376.8 million at September 30, 2013.

No commercial loans were 90 days or more past due and still accruing interest as of September 30, 2013. Potential problem loans are loans not currently classified as non-performing loans for which management has doubts as to the borrowers’ ability to comply with the present repayment terms. These assets are principally loans delinquent more than 30 days but less than 90 days. Potential problem commercial loans totaled approximately $66.3 million and $127.2 million at September 30, 2013 and December 31, 2012, respectively. Potential problem consumer loans amounted to $308.1 million and $412.1 million at September 30, 2013 and December 31, 2012, respectively. Management has included these loans in its evaluation and reserved for them during the respective periods.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

TDRs

TDRs are loans that have been modified as the Company has agreed to make certain concessions to customers to both meet the needs of the customers and maximize the ultimate recovery of the loans. TDRs occur when a borrower is experiencing, or is expected to experience, financial difficulties and the loan is modified with terms that would otherwise not be granted to the borrower. The types of concessions granted are generally interest rate reductions, limitations on the accrued interest charged, term extensions, and deferment of principal.

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

The Company's credit quality trends have continued to improve, and non-performing TDRs decreased $56.2 million from December 31, 2012 to September 30, 2013. The decrease was driven by a number of factors. TDRs initially placed in non-accrual status which have not yet sustained six consecutive months of payments and for which, as a result, repayment is not yet deemed reasonably assured increased the balance by approximately $57.2 million for the nine-month period ended September 30, 2013, primarily due to the Company's continuing efforts to meet the needs of its customers and maximize the ultimate recovery of its receivables. TDRs returned to accrual or paid off during the nine-month period ended September 30, 2013 decreased the Company's non-performing TDR balance by approximately $75.4 million. In addition, balances of non-performing TDRs decreased due to charge-offs and pay-downs by approximately $55.1 million from December 31, 2012 to September 30, 2013. Finally, nonperforming TDRs which were previously performing at December 31, 2012 increased the balance of non-performing TDRs by approximately $17.1 million.

The following table summarizes TDRs at the dates indicated:

	September 30, 2013	December 31, 2012
	(in thousands)
Performing
Commercial	$158,316	$203,012
Residential mortgage	445,345	421,242
Other consumer	56,606	49,015
Total performing	660,267	673,269
Non-performing
Commercial	104,677	132,177
Residential mortgage	196,897	214,328
Other consumer	60,253	71,565
Total non-performing	361,827	418,070
Total	$1,022,094	$1,091,339

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

The following table presents the allocation of the allowance for loan losses and the percentage of each loan type to total loans at the dates indicated:

	September 30, 2013		December 31, 2012
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(dollars in thousands)
Allocated allowance:
Commercial loans	$470,565	64%	$580,931	62%
Consumer loans	389,144	36%	407,259	38%
Unallocated allowance	16,262	n/a	25,279	n/a
Total allowance for loan losses	$875,971	100%	$1,013,469	100%
Reserve for unfunded lending commitments	210,000		210,000
Total allowance for credit losses	$1,085,971		$1,223,469

General

The allowance for credit losses decreased $137.5 million from December 31, 2012 to September 30, 2013 and decreased as a percentage of total loans to 2.18% at September 30, 2013 compared to 2.30% at December 31, 2012. The decrease in the allowance for credit losses can be attributed to an overall improvement in the credit quality, risk rating and portfolio composition of the loan portfolio, specifically in the commercial loan portfolio, with decreases in net charge-offs, delinquent loans, and non-accrual loans from 2011 to 2013.

Management regularly monitors the condition of the Bank's portfolio, considering factors such as historical loss experience, trends in delinquency and non-performing loans, changes in risk composition and underwriting standards, the experience and ability of staff, and regional and national economic conditions and trends.

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

A loan is considered to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay (e.g., less than 90 days) or insignificant shortfall in the amount of payments does not necessarily result in the loan being identified as impaired. Impaired loans are defined as all TDRs plus non-accrual commercial loans in excess of $1 million. In addition, the Company may perform a specific reserve analysis on loans that fail to meet this threshold if the nature of the collateral or business conditions warrant. As of September 30, 2013, the Company is performing a specific reserve analysis on certain loans within the Corporate Banking and remaining commercial classes of financing receivables, regardless of loan size.

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

The portion of the allowance for loan losses related to the commercial portfolio decreased from $580.9 million at December 31, 2012 (1.76% of commercial loans) to $470.6 million at September 30, 2013 (1.48% of commercial loans). A portion of the reduction ($30.7 million) is attributable to the resolution of the ASC 310-10-35 impaired loan portfolio and associated specific reserves. Additionally, the portfolio risk distribution has shown improvement related to portfolio credit quality, with lower levels of classified and non-accruing loans. In addition, higher quality credits have been booked to replace loans that were negatively impacted in the recession. In particular, the growth of the GBM business has played a role in lowering the commercial and industrial coverage rate, as loans to these highly-rated, investment grade, multi-national corporations typically require lower coverage rates than the Company's middle market commercial and industrial lending business.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consumer

The consumer loan and small business loan portfolios are monitored for credit risk and deterioration with statistical tools considering factors such as delinquency, LTV ratios, and credit scores. Management evaluates the consumer portfolios throughout their life cycles on a portfolio basis. When problem loans are identified that are secured with collateral, management examines the loan files to evaluate the nature and type of collateral. Management documents the collateral type, the date of the most recent valuation, and whether any liens exist to determine the value to compare against the committed loan amount.
For both residential and home equity loans, loss severity assumptions are incorporated in the loan loss reserve models to estimate loan balances that will ultimately charge-off. These assumptions are based on recent loss experience within various CLTV bands in these portfolios. CLTVs are refreshed quarterly by applying Federal Housing Finance Agency Home Price Index changes at a state-by-state level to the last known appraised value of the property to estimate the current CLTV. The Company's allowance for loan losses incorporates the refreshed CLTV information to update the distribution of defaulted loans by CLTV as well as the associated loss given default for each CLTV band. Reappraisals on a recurring basis at the individual property level are not considered cost-effective or necessary; however, reappraisals are performed on certain higher risk accounts to support line management activities and default servicing decisions, or when other situations arise for which the Company believes the additional expense is warranted.

Consumer loans (excluding auto loans and credit cards) and any portion of a consumer loan secured by a real estate mortgage not adequately secured are generally charged-off when deemed to be uncollectible or delinquent 180 days or more (120 days for closed-end consumer loans not secured by real estate), whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment likelihood include: a loan that is secured by collateral and is in the process of collection; a loan supported by a valid guarantee or insurance; or a loan supported by a valid claim against a solvent estate. Auto loans are charged off when an account becomes 121 days delinquent if the Company has not repossessed the vehicle. The Company charges off accounts in repossession when the automobile is repossessed and legally available for disposition. Credit cards that are 180 days delinquent are charged-off and all interest is removed from interest income.

As of September 30, 2013, the Company had $821.7 million and $5.3 billion of consumer home equity loans and lines of credit, which included $401.9 million and $3.1 billion, or 48.9% and 58.2%, in junior lien positions, respectively. Loss severity rates on these consumer home equity loans and lines of credit in junior lien positions were 77.3% and 84.3%, respectively, as of September 30, 2013.

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

To ensure the Company has captured losses inherent in its home equity portfolios, the Company estimates its allowance for loan losses for home equity loans and lines of credit by segmenting its portfolio into sub-segments based on the nature of the portfolio and certain risk characteristics such as product type, lien positions, and origination channels. Projected future defaulted loan balances are estimated within each portfolio sub-segment by incorporating risk parameters, including the current payment status as well as historical trends in delinquency rates. Other assumptions, including prepayment and attrition rates, are also calculated at the portfolio sub-segment level and incorporated into the estimation of the likely volume of defaulted loan balances. The projected default volume is stratified across CLTV ratio bands, and a loss severity rate for each CLTV band is applied based on the Company's historical net credit loss experience. This amount is then adjusted, as necessary, for qualitative considerations to reflect changes in underwriting, market, or industry conditions, or changes in trends in the composition of the portfolio, including risk composition, seasoning, and underlying collateral. During the third quarter of 2013, the home equity model was changed to further break down the probability of default across LTV and FICO bands. This change increased the allowance for loan losses in the home equity portfolio by $33.8 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Beginning in the fourth quarter of 2012, the Company considers the delinquency status of its senior liens in cases in which the Company services the lien. The Company currently services the senior lien on approximately 23% of junior lien home equity principal balances. Of the junior lien home equity loan and line of credit balances that are current, approximately 2% have a senior lien that is one or more payments past due. When the senior lien is delinquent but the junior lien is current, allowance levels are adjusted to reflect loss estimates consistent with the delinquency status of the senior lien. The Company also extrapolates these impacts to the junior lien portfolio when the senior lien is serviced by another investor and the delinquency status of that senior lien is unknown. The Company is presently undertaking an effort to obtain the actual delinquency status of senior liens serviced by other servicers through the use of credit bureau data, but this initiative is not expected to be completed until late in 2013.

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

Depository and lending institutions in the U.S. generally are expected to experience a significant volume of home equity lines of credit which will be approaching the end of their draw periods over the next several years, following the growth in home equity lending experienced during 2003 through 2007. As a result, many of these home equity lines of credit will either convert to amortizing loans or have principal due as balloon payments. The percentage of the Company's current home equity lines of credit that are expected to reach the end of their draw periods prior to December 31, 2018 is approximately 4.5% and not considered significant. The Company's home equity lines of credit are generally open-ended, revolving loans with fixed-rate lock options and draw periods of up to 10 years, along with amortizing repayment periods of up to 15 years. We currently do not monitor delinquency rates differently for amortizing and non-amortizing lines, but instead segment our home equity line of credit portfolio by certain other risk characteristics which we monitor, along with several credit quality metrics including delinquency. Our home equity lines of credit are generally underwritten considering fully drawn and fully amortizing levels. As a result, we currently do not anticipate a significant deterioration in credit quality when these home equity lines of credit begin to amortize. We are currently enhancing our data capabilities to monitor home equity line of credit delinquency trends by amortizing and non-amortizing status, and will look to expand our disclosures in future filings to discuss any significant delinquency trends affecting the Company's home equity portfolios when this information becomes available.

The allowance for consumer loans was $389.1 million and $407.3 million at September 30, 2013 and December 31, 2012, respectively. The allowance as a percentage of consumer loans was 2.16% at September 30, 2013 and 2.01% at December 31, 2012, respectively. The decrease was primarily due to improved credit quality as indicated in the reductions in past due and non-accruing loans, as well as an overall decrease in the amount of outstanding consumer loans. These decreases were slightly offset by a $33.8 million reserve increase within the home equity portfolio in the third quarter of 2013. This increase was due to a change in the home equity model to further break down the probability of default across LTV and FICO bands.

Unallocated

Additionally, the Company reserves for certain inherent, but undetected, losses that are probable within the loan portfolio. Absent significant other factors to the contrary, management generally considers an unallocated position within 5% of the overall allowance to be reasonably sufficient to absorb imprecisions of models to otherwise provide for coverage of inherent losses in the Company's entire loan and lease portfolios. Imprecisions include loss factors inherent in the loan portfolio that may not have been discreetly contemplated in the general and specific components of the allowance, as well as potential variability in estimates. Period-to-period changes in the Company's historical unallocated allowance for loan and lease loss positions are considered in light of these factors. The unallocated allowance for loan losses was $16.3 million at September 30, 2013 and $25.3 million at December 31, 2012.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reserve for Unfunded Lending Commitments

The reserve for unfunded lending commitments has remained flat, at $210.0 million at September 30, 2013 and December 31, 2012. In addition to the allowance for loan and lease losses, the Bank estimates probable losses related to unfunded lending commitments. Risk factors, in conjunction with an analysis of historical loss experience, current economic conditions, performance trends within specific portfolio segments, and any other pertinent information result in the estimation of the reserve for unfunded lending commitments. Additions to the reserve for unfunded lending commitments are made by charges to the provision for credit losses, and this reserve is classified within Other liabilities on the Company's Condensed Consolidated Balance Sheet. Once an unfunded lending commitment becomes funded and is carried as a loan, the corresponding reserves are transferred to the allowance for loan and lease losses.

INVESTMENT SECURITIES

Investment securities consist primarily of MBS, tax-free municipal securities, U.S. Treasury and government agency securities, corporate debt securities, asset-backed securities and stock in the FHLB and the Federal Reserve. MBS consist of pass-through, collateralized mortgage obligations, and adjustable rate mortgages issued by federal agencies. The Company’s MBS are either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by Standard and Poor’s and Moody’s at the date of issuance. The Company’s available-for-sale investment strategy is to purchase liquid fixed-rate and floating-rate investments to manage the Company's liquidity position and interest rate risk adequately.

Total investment securities available-for-sale decreased $7.2 billion to $11.5 billion at September 30, 2013, compared to $18.7 billion at December 31, 2012. Overall, the decrease in investment securities is due to the Company's strategy to reduce exposure to interest rate risk in the portfolio. Consistent with this strategy, during the three-month and nine-month periods ended September 30, 2013, the Company sold $2.4 billion and $8.1 billion of investment securities, primarily MBS which were offset by investment purchases throughout 2013 in all portfolio categories. For additional information with respect to the Company’s investment securities, see Note 3 in the Notes to the Condensed Consolidated Financial Statements.

Other investments, which consists of FHLB stock and Federal Reserve stock, as well as an FHLB CD, decreased from $1.1 billion at December 31, 2012 to $0.8 billion at September 30, 2013 due to FHLB repurchase of stock.

The average life of the available-for-sale investment portfolio (excluding certain asset-backed securities) at September 30, 2013 was approximately 5.29 years, compared to 4.02 years at December 31, 2012. The average effective duration of the investment portfolio (excluding certain asset-backed securities) at September 30, 2013 was approximately 4.69 years. The actual maturities of MBS available for sale will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

GOODWILL

Goodwill totaled $3.4 billion at September 30, 2013 and December 31, 2012, which included approximately $1.9 billion in the Retail Banking unit, $1.4 billion in the Corporate Banking unit, and $131.1 million in the GBM unit. There were no additions or impairments to goodwill in 2013 or 2012.

The Company conducts a full evaluation of goodwill impairment at the reporting unit level on an annual basis, and more frequently if events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value. No impairment indicators were noted since the annual review as of December 31, 2012 and, accordingly, no impairment test has been performed. The Company expects to perform its next annual goodwill impairment test in the fourth quarter of 2013.

As more fully described in Note 15 to the Company's Condensed Consolidated Financial Statements, during the first quarter of 2013, the Company reorganized its management reporting structure in order to better align management teams and resources with the business goals of the Company and to provide enhanced customer service to our clients. Consequently, segment reporting and goodwill reporting units were updated to reflect this change. In connection with the reorganization, management reallocated goodwill to the reporting units using a relative fair value allocation.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

DEFERRED TAXES AND OTHER TAX ACTIVITY

The deferred tax asset balance was $801.1 million at September 30, 2013, compared to $780.4 million at December 31, 2012. The increase of $20.7 million was primarily due to a $165.7 million increase in investment and market-related unrealized losses, which was offset by $145.0 million of deferred tax expense recognized during the period.

The Company has a lawsuit pending against the United States in Federal District Court in Massachusetts relating to the proper tax consequences of two financing transactions with an international bank through which the Company borrowed $1.2 billion. As a result of the two financing transactions, the Company paid foreign taxes of $264.0 million during the years 2003 through 2007 and claimed a corresponding foreign tax credit for foreign taxes paid during those years, which the IRS disallowed. The IRS also disallowed the Company's deductions for interest expense and transaction costs, totaling $74.6 million in tax liability, and assessed penalties and interest totaling approximately $94.3 million. The Company has paid the taxes, penalties and interest associated with the IRS adjustments for all tax years, and the lawsuit will determine whether the Bank is entitled to a refund of the amounts paid. The Company has recorded a receivable in other assets for the amount of these payments, less a tax reserve of $96.9 million as of September 30, 2013.

On October 17, 2013, the Court issued a written opinion in favor of the Company relating to a motion for partial summary judgment on a significant issue in the case. Within the next several months, the Company expects the Court to determine whether granting partial summary judgment resolves all issues in the case, so that entry of a final judgment awarding the Company a refund of all amounts paid is appropriate, or whether further proceedings will be necessary to resolve any remaining legal or factual issues, which could affect the Company's entitlement to some or all of the refund. The Company expects the IRS to appeal any decision in favor of the Company. In 2013, two different federal courts decided cases involving similar financing structures entered into by the Bank of New York Mellon Corp. and BB&T Corp. (referred to as the Salem Financial Case) in favor of the IRS, although both financial institutions have the right to appeal. The Company remains confident in its position and believes its reserve amount adequately provides for potential exposure to the IRS related to these items. As this litigation progresses over the next 24 months, it is reasonably possible that changes in the reserve for uncertain tax positions could range from a decrease of $96.9 million to an increase of $296.0 million.

OTHER ASSETS

The following is a detail of items that comprise Other assets at September 30, 2013 and December 31, 2012:

	September 30, 2013	December 31, 2012
	(in thousands)
OREO	$87,886	$65,962
Other repossessed assets	3,817	3,301
Prepaid expenses	153,994	239,732
Miscellaneous receivables	540,970	638,172
Derivative assets at fair value	235,306	379,128
MSRs	138,050	92,512
Core deposit intangibles and other intangibles, net	40,575	61,949
Miscellaneous assets	34,057	34,743
Total other assets	$1,234,655	$1,515,499

Other assets at September 30, 2013 were $1.2 billion, compared to $1.5 billion at December 31, 2012. The decrease in other assets was primarily due to activity in prepaid expenses, miscellaneous receivables, and derivative assets. Prepaid expenses decreased $85.7 million, primarily due to an FDIC refund for excess payments. Miscellaneous receivables decreased $97.2 million, primarily due to settlements from the sale of investments during the second and third quarters of 2013. Derivative assets decreased $143.8 million, primarily due to the reduction in market values from changes in interest rates. These changes were offset by an increase in MSRs of $45.5 million, primarily due to decreases in prepayment speeds and a reduction in mortgage refinancing.

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

The following table presents the composition of deposits and other customer accounts at the dates indicated:

	September 30, 2013		December 31, 2012
	Balance	Percent of total deposits	Balance	Percent of total deposits
	(dollars in thousands)
Interest-bearing demand deposits	$9,911,707	20.1%	$9,358,233	18.4%
Non-interest-bearing demand deposits	7,932,842	16.1%	8,224,005	16.2%
Savings	3,813,185	7.7%	3,800,469	7.5%
Money market	18,696,554	37.9%	16,738,442	33.0%
Certificates of deposit	8,956,129	18.2%	12,668,889	24.9%
Total Deposits	$49,310,417	100.0%	$50,790,038	100.0%

Total deposits and other customer accounts decreased $1.5 billion from December 31, 2012 to September 30, 2013. The decrease in deposits was primarily due to significant decreases in CDs, partially offset by an increase in money market accounts. The decrease in CDs was driven by continued run-off and lack of the Company's rollover of certain wholesale CDs, both due to the low interest rate environment as customers and the Company have opted to maintain balances in more liquid transaction accounts. The Company continues to focus its efforts on re-positioning its account mix and increasing lower-cost deposits. The improved funding mix and previous maturities of CDs have reduced the cost of total deposits from 0.58% for the third quarter of 2012 to 0.49% for the third quarter of 2013.

CDs decreased $3.7 billion, or 29.3%, due to the maturity of certain CD products and the lack of rollover of certain wholesale CDs. Noninterest-bearing demand deposits decreased $291.2 million, or 3.5%, due mainly to better economic conditions encouraging movement from noninterest-bearing demand deposits to interest-bearing investments. These decreases were partially offset by an increase in money market accounts of $2.0 billion, or 11.7%, due to growth in commercial and retail money market accounts as a result of improving market conditions.

Demand deposit overdrafts that have been reclassified as loan balances were $36.3 million and $38.2 million at September 30, 2013 and December 31, 2012, respectively. Time deposits of $100,000 or more totaled $3.1 billion and $4.5 billion at September 30, 2013 and December 31, 2012, respectively.

BORROWINGS AND OTHER DEBT OBLIGATIONS

The Bank utilizes borrowings and other debt obligations as a source of funds for its asset growth and asset/liability management. Collateralized advances are available from the FHLB if certain standards related to creditworthiness are met. The Bank also utilizes repurchase agreements, which are short-term obligations collateralized by securities. SHUSA has term loans and lines of credit with Banco Santander and other third-party lenders. Total borrowings and other debt obligations at September 30, 2013 were $12.2 billion, compared to $19.3 billion at December 31, 2012. Total borrowings decreased $7.1 billion due to the Company's use of a portion of the proceeds from the sale of investment securities during the second and third quarters of 2013 to pay off existing borrowed funds. See further detail on borrowings activity in Note 8 to the Condensed Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

See further discussion of the Company's off-balance sheet arrangements in Note 5 and Note 12 to the Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

BANK REGULATORY CAPITAL

Our capital priorities are to support client growth, business investment, and maintain appropriate capital in light of economic uncertainty and the Basel III framework. We continue to improve our capital levels and ratios through retention of quarterly earnings and expect to build capital through retention of future earnings.

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by those regulatory authorities. At September 30, 2013 and December 31, 2012, the Bank met the well-capitalized capital ratio requirements. The Company's capital levels exceeded the ratios required for BHCs.

For discussion of Basel III and the standardized approach and related future changes to the minimum U.S. regulatory capital ratios, see the section captioned Regulatory Matters within this Management's Discussion and Analysis.

The Federal Deposit Insurance Corporation Improvement Act (the “FDICIA”) established five capital tiers: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution's capital tier depends on its capital levels in relation to various capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized or adequately-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities.

Federal banking laws, regulations and policies also limit the Bank's ability to pay dividends and make other distributions to the Company. The Bank must obtain prior OCC approval to declare a dividend or make any other capital distribution if, after such dividend or distribution: (1) the Bank's total distributions to the holding company within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years; (2) the Bank would not meet capital levels imposed by the OCC in connection with any order, or (3) the Bank is not adequately capitalized at the time. In addition, the OCC's prior approval would be required if the Bank's examination or CRA ratings fall below certain levels or the Bank is notified by the OCC that it is a problem association or in troubled condition. The Bank must obtain the OCC's prior written approval to make any capital distribution until it has positive retained earnings.

Any dividend declared and paid or return of capital has the effect of reducing the Bank's capital ratios. In 2013, the Bank declared and paid $149.0 million in return of capital to SHUSA.

The following schedule summarizes the actual capital balances of the Bank and SHUSA at September 30, 2013:

	BANK

	September 30, 2013	Well-capitalized Requirement(2)	Minimum Requirement(2)
Tier 1 leverage capital ratio	11.80%	5.00%	4.00%
Tier 1 risk-based capital ratio	13.75%	6.00%	4.00%
Total risk-based capital ratio	15.67%	10.00%	8.00%
Tier 1 common capital ratio(1)	13.75%	n/a	n/a

	SHUSA

	September 30, 2013	Well-capitalized Requirement(2)	Minimum Requirement(2)
Tier 1 leverage capital ratio	12.39%	5.00%	4.00%
Tier 1 risk-based capital ratio	14.35%	6.00%	4.00%
Total risk-based capital ratio	16.49%	10.00%	8.00%
Tier 1 common capital ratio(1)	13.69%	n/a	n/a
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

LIQUIDITY AND CAPITAL RESOURCES

Overall

The Company continues to maintain strong bank and BHC liquidity positions. Liquidity represents the ability of the Company to obtain cost-effective funding to meet the needs of customers as well as the Company's financial obligations. Factors that impact the liquidity position of the Company include loan origination volumes, loan prepayment rates, the maturity structure of existing loans, core deposit growth levels, CD maturity structure and retention, the Company's credit ratings, investment portfolio cash flows, the maturity structure of the Company's wholesale funding, and other factors. These risks are monitored and managed centrally. This process includes reviewing all available wholesale liquidity sources. The Company also forecasts future liquidity needs and develops strategies to ensure adequate liquidity is available at all times. SHUSA conducts monthly liquidity stress test analyses to manage its liquidity under a variety of scenarios, all of which demonstrate that the Company has ample liquidity to meet its short-term and long-term cash requirements.

Further changes to the credit ratings of SHUSA, Banco Santander and its affiliates or the Kingdom of Spain could have a material adverse effect on SHUSA's business, including its liquidity and capital resources. The credit ratings of SHUSA have changed in the past and may change in the future, which could impact its cost of and access to sources of financing and liquidity. Any reductions in the long-term or short-term credit ratings of SHUSA would: increase its borrowing costs; require it to replace funding lost due to the downgrade, which may include the loss of customer deposits; and limit its access to capital and money markets and trigger additional collateral requirements in derivatives contracts and other secured funding arrangements. See further discussion on the impacts of credit ratings actions in this Management's Discussion and Analysis captioned in the Economic and Business Environment section.

The Bank has several sources of funding to meet its liquidity requirements, including its core deposit base, liquid investment securities portfolio, ability to acquire large deposits, FHLB borrowings, wholesale deposit purchases, federal funds purchased, and FRB borrowings. The Company has the following major sources of funding to meet its liquidity requirements: dividends and returns of investments from its subsidiaries and equity method investments, short-term investments held by non-bank affiliates and access to the capital markets.

Dividends and stock issuances

In April 2013, SCUSA declared $290.4 million in dividends, of which $188.7 million is payable to the Company. During the first nine months of 2013, the Bank paid $149.0 million in return of capital to SHUSA. At September 30, 2013, the holding company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months. There have been no common stock issuances during 2013 or 2012.

Available Liquidity

As of September 30, 2013, SHUSA, through the Bank, had approximately $25.4 billion in committed liquidity from the FHLB and the Federal Reserve. Of this amount, $16.9 billion is unused and therefore provides additional borrowing capacity and liquidity for the Company. At September 30, 2013 and December 31, 2012, liquid assets (cash and cash equivalents, LHFS, and securities available for sale exclusive of securities pledged as collateral) totaled approximately $10.7 billion and $14.8 billion, respectively. These amounts represented 21.6% and 29.1% of total deposits at September 30, 2013 and December 31, 2012, respectively. In addition to liquid assets, the Company also has available liquidity from federal funds counterparties of $1.2 billion. Management believes that the Company has ample liquidity to fund its operations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash and cash equivalents

As of September 30, 2013, the Company had $4.5 billion of cash compared to $2.2 billion at December 31, 2012 primarily due to investment securities sales partially offset by a decrease in deposits and repayments of borrowings. Net cash provided by operating activities was $1.3 billion for the nine months ended September 30, 2013. Net cash provided by investing activities for the same period was $9.6 billion due to $10.8 billion of investment sales, maturities and repayments and $2.3 billion of loan activity, primarily repayments, offset by loan purchases of $1.4 billion, offset by the purchase of $4.2 billion of investments. Net cash used by financing activities for the nine months ended September 30, 2013 was $8.6 billion, which consisted primarily of a $1.5 billion decrease in deposits and a net decrease in borrowings of $7.1 billion due to repayments. See the Condensed Consolidated Statement of Cash Flows for further details on our sources and uses of cash.

Restricted cash decreased from $488.5 million at December 31, 2012 to $118.3 million at September 30, 2013 due to a $2.1 billion decrease in repurchase agreements and a $209.5 million decrease in the amount of collateral required to be posted related to our derivatives contracts due to fluctuations in the underlying mark-to-market valuations.

CONTRACTUAL OBLIGATIONS

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and asset/liability management, to fund acquisitions, and to meet required capital needs. These obligations require the Company to make cash payments over time as detailed in the table below.

	Payments Due by Period
	Total	Less than 1 year	Over 1 yr to 3 yrs	Over 3 yrs to 5 yrs	Over 5 yrs
	(in thousands)
FHLB advances (1)	$9,061,945	$1,211,711	$6,338,826	$1,511,408	$—
Other debt obligations (1) (2)	3,812,870	179,960	2,107,491	1,206,941	318,478
Junior subordinated debentures due to capital trust entities (1) (2)	1,378,348	224,041	217,431	124,475	812,401
Certificates of deposit (1)	9,098,597	6,762,619	2,185,343	133,836	16,799
Nonqualified pension and post-retirement benefits	83,526	7,395	15,280	15,316	45,535
Operating leases(3)	667,232	107,271	192,002	144,702	223,257
Total contractual cash obligations	$24,102,518	$8,492,997	$11,056,373	$3,136,678	$1,416,470

(1)
Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based on interest rates in effect at September 30, 2013. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Includes all carrying value adjustments, such as unamortized premiums and discounts and hedge basis adjustments.

(3)	Does not include future expected sublease income.

Excluded from the above table are deposits of $40.4 billion that are due on demand by customers. Additionally, $136.9 million of tax liabilities associated with unrecognized tax benefits have been excluded due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations.

The Company is a party to financial instruments and other arrangements with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage its exposure to fluctuations in interest rates. See further discussion on these risks in Note 9 and Note 12 to the Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ASSET AND LIABILITY MANAGEMENT

Interest Rate Risk

Interest rate risk arises primarily through the Company’s traditional business activities of extending loans and accepting deposits. Many factors, including economic and financial conditions, movements in market interest rates, and consumer preferences, affect the spread between interest earned on assets and interest paid on liabilities. Interest rate risk is managed by the Company's Treasury group and measured by its Market Risk Department, with oversight by the Asset/Liability Committee. In managing interest rate risk, the Company seeks to minimize the variability of net interest income across various likely scenarios, while at the same time maximizing net interest income and the net interest margin. To achieve these objectives, the Treasury group works closely with each business line in the Company and guides new business. The Treasury group also uses various other tools to manage interest rate risk, including wholesale funding maturity targeting, investment portfolio purchase strategies, asset securitizations/sales, and financial derivatives.

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

Further information on risk factors can be found under Part I, Item 1A Risk Factors, in the Company's Annual Report on Form 10-K for 2012 and under Part II, Item 1A Risk Factors, in the Company's Report on Form 10-Q for the first quarter of 2013.

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

The table below reflects the estimated sensitivity to the Company’s net interest income based on interest rate changes:

If interest rates changed in parallel by the amounts below at September 30, 2013	The following estimated percentage increase/(decrease) to net interest income would result
Down 100 basis points	(3.44)%
Up 100 basis points	8.44%
Up 200 basis points	15.96%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk, and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at September 30, 2013 and December 31, 2012.

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by	September 30, 2013	December 31, 2012
Down 100 basis points	1.30%	(0.45)%
Up 100 basis points	(1.96)%	(2.84)%
Up 200 basis points	(4.87)%	(7.64)%

Limitations of Interest Rate Risk Analyses

Since the assumptions used are inherently uncertain, the Company cannot predict precisely the effect of higher or lower interest rates on net interest income or MVE. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes, the difference between actual experience and the assumed volume, characteristics of new business and behavior of existing positions, and changes in market conditions and management strategies, among other factors.

Uses of Derivatives to Manage Interest Rate and Other Risks

To mitigate interest rate risk and, to a lesser extent, foreign exchange, equity and credit risks, the Company uses derivative financial instruments to reduce the effects that changes in interest rates may have on net income, the fair value of assets and liabilities, and cash flows.

Through the Company’s capital markets and mortgage banking activities, it is subject to price risk. The Company employs various tools to measure and manage price risk in its portfolios. In addition, the Board of Directors has established certain limits relative to positions and activities. The level of price risk exposure at any point in time depends on the market environment and expectations of future price and market movements, and will vary from period to period.

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

The Company's derivative portfolio includes mortgage banking interest rate lock commitments, forward sale commitments and interest rate swaps. As part of its overall business strategy, the Bank originates fixed-rate residential mortgages. It sells a portion of this production to the FHLMC, FNMA, and private investors. The Company uses forward sales as a means of hedging against the economic impact of changes in interest rates on the mortgages that are originated for sale and on interest rate lock commitments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company typically retains the servicing rights related to residential mortgage loans that are sold. Residential MSRs are accounted for at fair value. As deemed appropriate, the Company economically hedges MSRs, using interest rate swaps and forward contracts to purchase MBS. For additional information on MSRs, see Note 7 in the Notes to the Condensed Consolidated Financial Statements.

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

We also utilize forward contracts to manage market risk associated with certain expected investment securities sales and equity options, which manage our market risk associated with certain customer deposit products.

For additional information on foreign exchange contracts, derivatives and hedging activities, see Note 9 in the Notes to the Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Incorporated by reference from Part I, Item 2, Management’s Discussion and Analysis of Results of Operations and Financial Condition — Asset and Liability Management hereof.

Item 4.	Controls and Procedures

The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of September 30, 2013. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2013.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the first nine months of 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION

Item 1	— Legal Proceedings

Reference should be made to Note 10 to the Condensed Consolidated Financial Statements for disclosure regarding the lawsuit filed by SHUSA against the Internal Revenue Service and Note 12 to the Condensed Consolidated Financial Statements for SHUSA’s litigation disclosure, which are incorporated herein by reference.

Item 1A	— Risk Factors

There are no material changes from the risk factors set forth under Part I, Item 1A Risk Factors, in the Company's 2012 Annual Report on Form 10-K and the enhancements made to those risk factors in the Company's first quarter 2013 Report on Form 10-Q.

Item 2	— Unregistered Sales of Equity Securities and Use of Proceeds.

No shares of the Company’s common stock were repurchased during the nine-month period ended September 30, 2013.

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

SANTANDER HOLDINGS USA, INC. (Registrant)
Date:	November 8, 2013	/s/ Román Blanco
Román Blanco
President and Chief Executive Officer (Authorized Officer)

Date:	November 8, 2013	/s/ Juan Carlos Alvarez
Juan Carlos Alvarez
Chief Financial Officer and Senior Executive Vice President (Principal Financial Officer)

Date:	November 8, 2013	/s/ Guillermo Sabater
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