Form 10-K
period 2013-12-31
Santander Holdings USA, Inc.
filed 2014-03-14
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐. No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2014
Common Stock (no par value)	530,307,043 shares

3

FORWARD-LOOKING STATEMENTS

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

This Annual Report on Form 10-K of Santander Holdings USA, Inc. (“SHUSA” or the “Company”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the financial condition, results of operations, business plans and future performance of the Company. Words such as “may,” “could,” “should,” “looking forward,” “will,” “would,” “believe,” “expect,” “hope,” “anticipate,” “estimate,” “intend,” “plan,” “assume” or similar expressions are intended to indicate forward-looking statements.

Although SHUSA believes that the expectations reflected in these forward-looking statements are reasonable as of the date on which the statements are made, these statements are not guarantees of future performance and involve risks and uncertainties based on various factors and assumptions. Among the factors that could cause SHUSA’s financial performance to differ materially from that suggested by forward‑looking statements are:

•
the strength of the United States economy in general and regional and local economies in which SHUSA conducts operations in particular, which may affect, among other things, the level of non-performing assets, charge-offs, and provision for credit losses;

•
the ability of certain European member countries to continue to service their debt and the risk that a weakened European economy could negatively affect U.S.-based financial institutions, counterparties with which SHUSA does business, as well as the stability of global financial markets;

•
the effects of policies of the Federal Deposit Insurance Corporation (the “FDIC”), the Office of the Comptroller of the Currency (the "OCC") and the Consumer Financial Protection Bureau (the "CFPB") and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”);

•
inflation, interest rate, market and monetary fluctuations, which may, among other things, reduced net interest margins, impact funding sources and affect the ability to originate and distribute financial products in the primary and secondary markets;

•
adverse movements and volatility in debt and equity capital markets and adverse changes in the securities markets, including those related to the financial condition of significant issuers in SHUSA’s investment portfolio;

•
SHUSA’s ability to manage changes in the value and quality of its assets, changing market conditions that may force management to alter the implementation or continuation of cost savings or revenue enhancement strategies and the possibility that revenue enhancement initiatives may not be successful in the marketplace or may result in unintended costs;

•	SHUSA’s ability to timely develop competitive new products and services in a changing environment and the acceptance of such products and services by customers;

•	the ability of SHUSA and its third-party vendors to convert and maintain SHUSA’s data processing and related systems on a timely and acceptable basis and within projected cost estimates;

•
the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, capital, liquidity, proper accounting treatment, securities and insurance, the applications and interpretations thereof by regulatory bodies and the impact of changes in and interpretations of generally accepted accounting principles in the United States;

•
the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "DFA"), enacted in July 2010, which is a significant development for the industry, and the full impact of which will be unknown until the rule-making processes mandated by the legislation are complete, although the impact will involve higher compliance costs which have affected and will affect SHUSA’s revenue and earnings negatively;

•
the cost and other effects of the consent order issued by the OCC to Santander Bank, N.A. (the “Bank”), requiring the Bank to take certain steps to improve its mortgage servicing and foreclosures practices, as further described in Part I;

•	competitors of SHUSA that may have greater financial resources or may develop products and technology that enable those competitors to compete more successfully than SHUSA;

•	changes in consumer spending and savings habits and the willingness of customers to substitute competitors’ products and services for ours;

•	acts of terrorism or domestic or foreign military conflicts; and acts of God, including natural disasters;

•	the cost and effect of any regulatory or judicial proceedings;

•
the outcome of ongoing tax audits by federal, state and local income tax authorities that may require additional taxes to be paid by SHUSA compared to what has been accrued or paid as of period-end; and

•	SHUSA’s success in managing the risks involved in the foregoing.

SHUSA cautions its investors not to place undue reliance on any forward-looking information or statements. Factors other than those set forth above could also adversely affect SHUSA’s results, and the reader should not consider these factors to be a complete set of all potential risks or uncertainties. Any forward-looking statements are made only as of the date of this Form 10-K, and SHUSA undertakes no obligation to update any forward-looking information or statements to reflect any change, except as required by law.

PART I

ITEM 1 - BUSINESS

General

SHUSA is the parent company of the Bank, a national banking association. SHUSA is headquartered in Boston, Massachusetts, and its principal executive offices are located at 75 State Street, Boston, Massachusetts. The Bank’s home office is in Wilmington, Delaware. The Bank, previously named Sovereign Bank, National Association, changed its name to Santander Bank, National Association on October 17, 2013. The Company is a wholly-owned subsidiary of Banco Santander, S.A. ("Santander").

The Bank had over 700 retail branches, over 2,000 ATMs and approximately 9,100 team members as of December 31, 2013, with principal markets in the Mid-Atlantic and Northeastern United States. The Bank uses its deposits, as well as other financing sources, to fund its loan and investment portfolios. The Bank earns interest income on its loan and investment portfolios. In addition, the Bank generates non-interest income from a number of sources, including deposit and loan services, sales of loans and investment securities, capital markets products and bank-owned life insurance. The principal non-interest expenses include employee compensation and benefits, occupancy and facility-related costs, technology and other administrative expenses. The volumes, and accordingly the financial results, of the Bank are affected by the economic environment, including interest rates, consumer and business confidence and spending, as well as the competitive conditions within the Bank's geographic footprint.

The Company has a significant equity-method investment in Santander Consumer USA Holdings Inc. ("SCUSA"). SCUSA, headquartered in Dallas, Texas, is full-service, technology-driven consumer finance company focused on vehicle finance and unsecured consumer lending products.

On January 22, 2014, SCUSA's registration statement for an initial public offering (the “IPO”) of shares of its common stock (the “SCUSA Common Stock”), was declared effective by the Securities and Exchange Commission ("SEC"). The Company sold 13,895,243 shares of SCUSA Common Stock at a net price of $23.04 per share in connection with the IPO, which generated net proceeds to the Company of $320.1 million. Prior to the IPO, the Company owned approximately 65% of the shares of SCUSA Common Stock, and following the IPO, the Company owns approximately 61% of the shares of SCUSA Common Stock.

On January 28, 2014, the IPO closed, and the Company entered into a shareholders' agreement (the “Post-IPO Shareholders' Agreement”). The Post-IPO Shareholders' Agreement provides SHUSA and the other selling shareholders with certain board representation, governance and other rights with respect to their ownership interests in SCUSA. The Company and other selling shareholders also entered into a termination agreement pursuant to which the prior shareholders' agreement that was entered into on December 31, 2011 was terminated in accordance with its terms in connection with the IPO and the entry by such stockholders into the Post-IPO Shareholders Agreement.

Prior to the closing of the IPO, the Company accounted for its investment in SCUSA under the equity method. Following the closing of the IPO, the Company will consolidate the financial results of SCUSA in the Company’s financial statements beginning with its filings for the three-month period ending March 31, 2014. The Company’s consolidation of SCUSA in the Company’s financial statements will be treated as an acquisition of SCUSA by the Company for financial reporting purposes.

The consolidation of SCUSA’s financial results with SHUSA's will result in a material increase in our total assets and higher capital and liquidity requirements.   See “Risk Factors.”

Segments

The Company's reportable segments are organized in accordance with its strategic business units. Except for the Company's equity investment in SCUSA, its segments are focused principally around the customers the Bank serves.

The Company's eight reportable segments include the following:

Retail Banking

The Retail Banking segment is primarily comprised of the Bank's branch locations and the residential mortgage business. The branches offer a wide range of products and services to customers, and attract deposits by offering a variety of deposit instruments including demand and interest-bearing demand deposit accounts, money market and savings accounts, certificates of deposit ("CDs") and retirement savings products. The branches also offer consumer loans such as home equity loans and lines of credit. The Retail Banking segment also includes business banking loans and small business loans to individuals.

Investment Services

The Investment Services segment provides annuities, mutual funds, managed monies, and insurance products and acts as an investment brokerage agent to the customers of the Retail Banking segment.

Auto Finance & Alliances

The Auto Finance & Alliances segment provides indirect and direct consumer loans, as well as wholesale loans to dealers.

Real Estate & Commercial Banking

The Real Estate & Commercial Banking segment provides the majority of the Company’s commercial lending platforms, such as commercial real estate loans, multi-family loans, commercial and industrial loans, and the Company’s related commercial deposits.

Global Banking and Markets & Large Corporate Banking

The Global Banking and Markets ("GBM") & Large Corporate Banking segment includes businesses with large corporate domestic and foreign clients.

Specialty & Government Banking

The Specialty & Government Banking segment provides financing and deposits for government entities and provides niche product financing for specific industries, including oil and gas, commercial equipment financing, and mortgage warehousing.

Non-Strategic Assets (formerly known as Specialized Business)

The Non-Strategic Assets segment is primarily comprised of non-strategic lending groups, which include indirect automobile, aviation and continuing care retirement communities financing.

SCUSA

The SCUSA segment represents the Company's equity investment in SCUSA.

The financial results for each of these reportable segments are included in Note 22 of the Notes to Consolidated Financial Statements and are discussed in Item 7, "Line of Business Results" within Management's Discussion and Analysis ("MD&A") of Financial Condition and Results of Operations. These results have been presented based on the Company's management structure and management accounting practices.

Subsidiaries

SHUSA had one principal consolidated majority-owned subsidiary at December 31, 2013, the Bank.

Employees

At December 31, 2013, SHUSA had approximately 8,250 full-time and 850 part-time employees. This compares to approximately 7,920 full-time and 1,000 part-time employees as of December 31, 2012. No Company employees are represented by a collective bargaining agreement.

Competition

The Bank is subject to substantial competition in attracting and retaining deposits and in lending funds. The primary factors in competing for deposits include the ability to offer attractive rates, the convenience of office locations, and the availability of alternate channels of distribution. Direct competition for deposits comes primarily from other national and state banks, thrift institutions, and broker dealers. Competition for deposits also comes from money market mutual funds, corporate and government securities, and credit unions. The primary factors driving commercial and consumer competition for loans are interest rates, loan origination fees, service levels and the range of products and services offered. Competition for origination of loans normally comes from thrift institutions, national and state banks, mortgage bankers, mortgage brokers, finance companies, and insurance companies.

Supervision and Regulation

The activities of the Company and the Bank are subject to regulation under various U.S. federal laws, including the Bank Holding Company Act, the Federal Reserve Act, the National Bank Act, the Federal Deposit Insurance Act, the Truth-in-Lending Act (which governs disclosures of credit terms to consumer borrowers), the Truth-in-Savings Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act (which governs the provision of consumer information to credit reporting agencies and the use of consumer information), the Fair Debt Collection Practices Act (which governs the manner in which consumer debts may be collected by collection agencies), the Home Mortgage Disclosure Act (which requires financial institutions to provide certain information about home mortgage and refinanced loans), the Service Members Civil Relief Act, the Unfair and Deceptive Practices Act, the Real Estate Settlement Procedures Act, and the Electronic Funds Transfer Act (which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services), as well as other federal and state laws. SCUSA is also subject to regulatory oversight because the Federal Reserve considers SCUSA to be a controlled subsidiary of SHUSA for bank regulatory purposes. These and other legal and regulatory matters affecting the activities of the Company and the Bank are further discussed below in this Item 1 - Business.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the DFA, which instituted major changes to the banking and financial institutions regulatory regimes was enacted. The DFA includes a number of provisions designed to promote enhanced supervision and regulation of financial companies and financial markets. The DFA introduced a substantial number of reforms that reshape the structure of the regulation of the financial services industry, requiring that more than 200 regulations be written. Although the full impact of this legislation on the Company and the industry will not be known until these regulations are complete, which could take several years, the enhanced regulation will involve higher compliance costs and certain elements have negatively affected the Company's revenue and earnings.

More specifically, the DFA imposes heightened prudential requirements on bank holding companies ("BHCs") with at least $50.0 billion in total consolidated assets (often referred to as “systemically important financial institutions”), which includes the Company, and requires the Federal Reserve Bank ("FRB") to establish prudential standards for such BHCs that are more stringent than those applicable to other BHCs, including standards for risk-based capital requirements and leverage limits; heightened capital standards, including eliminating trust preferred securities as Tier 1 regulatory capital; enhanced risk-management requirements; credit exposure reporting and concentration limits; and early remediation/orderly liquidation requirements. These changes are expected to impact the profitability and growth of the Company.

Under the enhanced supervision framework mandated by the DFA, the Company is subject to annual stress tests by the Federal Reserve, and the Company and the Bank are required to conduct semi-annual and annual stress tests, respectively, reporting results to the Federal Reserve and the OCC. The Federal Reserve also has discretionary authority to establish additional prudential standards, on its own or at the Financial Stability Oversight Council's recommendation, regarding contingent capital, enhanced public disclosures, short-term debt limits, and otherwise as it deems appropriate.

In June 2011 the Federal Reserve issued the final rule implementing debit card interchange fee and routing regulation. The final rule establishes standards for assessing whether debit card interchange fees received by debit card issuers are “reasonable and proportional” to the costs incurred by issuers for electronic debit transactions, and prohibits network exclusivity arrangements on debit cards to ensure merchants have choices in how debit card transactions are routed.

The DFA also established the CFPB, which has broad powers to set the requirements for the terms and conditions of financial products. This has resulted in and is expected to continue to result in increased compliance costs and reduced revenue.

The Bank routinely executes interest rate swaps for the management of its asset-liability mix, and also executes such swaps with its borrower clients. Under the DFA, the Bank is required to post collateral with certain of its counterparties and clearing exchanges. While clearing these financial instruments offers some benefits and additional transparency in valuation, the systems requirements for clearing execution add operational complexities to the business and accordingly increase operational risk exposure.

Provisions of the DFA relating to the applicability of state consumer protection laws to national banks, including the Bank, became effective in July 2011. Questions may arise as to whether certain state consumer financial laws that were previously preempted by federal law are no longer preempted as a result of these new provisions. Depending on how such questions are resolved, the Bank may experience an increase in state-level regulation of its retail banking business and additional compliance obligations, revenue impacts and costs.

On December 10, 2013, the banking agencies finalized regulations under Section 619 of the DFA known as the Volcker Rule, which becomes effective April 1, 2014. Under the Volcker Rule, banking entities generally may not engage in proprietary trading of securities, derivatives, commodity futures and options on those instruments for their own accounts. Exemptions exists for banking entities acting on behalf of their customers, certain market-making and underwriting activities, risk-mitigating hedging activities, and trading in certain government securities. In addition, under the Volcker Rule, banking entities generally may not own, acquire, or retain any equity or partnership interest in "covered funds," including many hedge funds and private equity funds. Exemptions exist for certain loan securitizations, public welfare investments, and limited ownership of covered funds for which the banking entity provides investment or other advisory services. The Volcker Rule requires banking entities to maintain comprehensive compliance programs, documentation and reporting to conduct permitted activities. Conformance with the Volcker Rule will be required by July 21, 2015. The Company is currently in the process of evaluating the impact of the Volcker Rule.

The DFA and certain other legislation and regulations impose various restrictions on compensation of certain executive offers. Our ability to attract and/or retain talented personnel may be adversely affected by these restrictions.

Other requirements of the DFA include increases in the amount of deposit insurance assessments the Bank must pay; changes to the nature and levels of fees charged to consumers which are negatively affecting the Bank's income; and increasing regulation of the derivatives markets through measures that broaden the derivative instruments subject to regulation and require clearing and exchange trading as well as impose additional capital and margin requirements for derivatives market participants, which will increase the cost of conducting this business.

Basel III

New and evolving capital standards, both as a result of the DFA and the implementation in the U.S. of Basel III, could have a significant effect on banks and BHCs, including SHUSA and its bank subsidiaries. In October 2013, the Federal Reserve, FDIC and OCC released final U.S. Basel III regulatory capital rules implementing the global regulatory capital reforms of Basel III. The final rules establish a comprehensive capital framework that includes both the advanced approaches for the largest internationally active U.S. banks, formerly known as Basel II, and a standardized approach that will apply to all banking organizations with over $500 million in assets. Subject to various transition periods, the rule is effective for the largest banks on January 1, 2014, and for all other banks on January 1, 2015.

The new rules narrow the definition of regulatory capital and establish higher minimum risk-based capital ratios that, when fully phased in, will require banking organizations, including SHUSA and the Bank, to maintain a minimum “common equity Tier 1” (or “CET1”) ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0% and a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average total consolidated assets. The effective date of these requirements for SHUSA and the Bank is January 1, 2015.

A capital conservation buffer of 2.5% above each of these levels (to be phased in over three years starting in 2016, beginning at 0.625% and increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019) will be required for banking institutions to avoid restrictions on their ability to make capital distributions, including the payment of dividends.

The final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights ("MSRs"), deferred tax assets dependent upon future taxable income, and significant investments in non-consolidated financial entities be deducted from CET1 to the extent any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 is to begin on January 1, 2015 and be phased in over three years for SHUSA and the Bank.

As of December 31, 2013, the Bank's and SHUSA's CET1 ratios under Basel III on a fully phased-in basis under the standardized approach were 13.58% and 11.05%, respectively, based on management's interpretation of the final rules adopted by the Federal Reserve in July 2013. As mentioned above, the minimum required CET1 ratio is comprised of the 4.5% minimum and the 2.5% conservation buffer. On that basis, we believe that, as of December 31, 2013, the Company would remain well-capitalized under the currently enacted capital adequacy requirements of Basel III, including when implemented on a fully phased-in basis.

See the Bank Regulatory Capital section in Part II, Item 7 of the MD&A for the Company's capital ratios under Basel I standards. The implementation of certain regulations and standards relating to regulatory capital could disproportionately affect our regulatory capital position relative to that of our competitors, including those that may not be subject to the same regulatory requirements as the Company.

Historically, regulation and monitoring of bank and BHC liquidity has been addressed as a supervisory matter, both in the U.S. and internationally, without required formulaic measures. The Basel III liquidity framework will require banks and BHCs to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, will be required by regulation going forward. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that a banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to its expected net cash outflow for a 30-day time horizon. The other, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium and long-term funding of the assets and activities of banking entities over a one-year time horizon. On October 24, 2013, the Federal Reserve, FDIC and OCC issued a proposal to implement the Basel III LCR for certain internationally active banks and non-bank financial companies and a modified version of the LCR for certain depository institution holding companies that are not internationally active. The LCR and modified LCR are based on the Basel III liquidity framework, and would be an enhanced prudential liquidity standard consistent with the Dodd-Frank Act. The proposed effective date is January 1, 2015, subject to a two-year phase-in period. The comment period for the proposal ended on January 31, 2014. The proposal did not include the NSFR.

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

Enhanced Prudential Standards for Capital Adequacy

In January 2012, the federal banking regulators published proposed rules on annual stress tests to be performed by banks having total consolidated assets of more than $10 billion. The Company is subject to these annual tests, which are already required by the DFA. In addition to the annual stress testing requirement, under the proposal, the Company would also be subject to certain additional reporting and disclosure requirements. The Company was required to conduct its stress test and report results to the Federal Reserve in January 2013.

Oversight of Foreign Banking Organizations

On February 19, 2014, the Federal Reserve issued final rules to strengthen regulatory oversight of foreign banking organizations. These rules require foreign banking organizations, such as the Company's parent, Santander, with over $50 billion in global consolidated assets and over $10 billion in total assets held by its U.S. subsidiaries, to create a U.S. intermediate holding company (an "IHC") over all of its U.S. bank and U.S. non-bank subsidiaries. U.S. branches and agencies of foreign banks are not included in the IHC. The formation of these IHCs will allow U.S. regulators to supervise these institutions similarly to U.S. systemically important BHCs, meaning that they will be subject to similar capital rules and enhanced prudential standards, including capital stress tests, single-counterparty credit limits, overall risk management, and early remediation requirements. As a result of this rule, Santander could be required to transfer its U.S. non-bank subsidiaries currently outside of the Company to the Company, which would become an IHC, or establish a top-tier IHC structure that would include all of its U.S. bank and non-bank subsidiaries within the same chain of ownership. Institutions will be required to comply with these new standards by July 1, 2016.

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

As a BHC, the Company is subject to the comprehensive, consolidated supervision and regulation of the Federal Reserve. The Company is subject to risk-based and leverage capital requirements and information reporting requirements. As a BHC with more than $50 billion in total consolidated assets, it is subject to the heightened prudential and other requirements for large BHCs, including capital plan and capital stress testing requirements as defined under the Federal Reserve's capital plan rule, enhanced capital and liquidity, and orderly liquidation or "living will" requirements. The Company completed the required capital stress testing for the 2013 Capital Plan Review ("CapPR") program even though it was not included in the 2013 CapPR group of BHCs by the Federal Reserve. The Company is included in the 2014 Comprehensive Capital Analysis and Review program by the Federal Reserve.

Federal laws restrict the types of activities in which BHCs may engage, and subject them to a range of supervisory requirements, including regulatory enforcement actions, for violations of laws and policies. BHCs may engage in the business of banking and managing and controlling banks, as well as closely related activities. The Company does not expect that the limitations described above will adversely affect its current operations or materially prohibit the Company from engaging in activities that are currently contemplated by its business strategies.

Holding Company Regulation

The Company may be required to obtain approval from the Federal Reserve if the Company were to acquire shares of any depository institution or any holding company of a depository institution. In addition, the Company may have to provide notice to the Federal Reserve if the Company acquires any financial entity that is not a depository institution, such as a lending company.

Control of the Company or the Bank

Under the Change in Bank Control Act , individuals, corporations or other entities acquiring SHUSA common stock may, alone or together with other investors, be deemed to control the Company and thereby the Bank. If deemed to control the Company, those persons or groups would be required to obtain the Federal Reserve's approval to acquire the Company’s common stock and could be subject to certain ongoing reporting procedures and restrictions under federal law and regulations. Ownership of more than 10% of SHUSA's capital stock may be deemed to constitute “control” if certain other control factors are present.

Regulatory Capital Requirements

Federal regulations require federal savings associations and national banks to maintain minimum capital ratios. Under the Federal Deposit Insurance Act (“FDIA”), insured depository institutions must be classified in one of five defined categories (well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized). Under OCC regulations, an institution is considered “well-capitalized” if it (i) has a total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 6% or greater, (iii) has a Tier 1 leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level. An institution’s capital category is determined by reference to its most recent financial report filed with the OCC. If an institution’s capital deteriorates to the undercapitalized category or below, the FDIA and OCC regulations prescribe an increasing amount of regulatory intervention, including the adoption by the institution of a capital restoration plan, a guarantee of the plan by its parent holding company and restricting increases in assets, numbers of branches and lines of business.

If capital has reached the significantly or critically undercapitalized levels, further material restrictions can be imposed, including restrictions on interest payable on accounts, dismissal of management and, in critically undercapitalized situations, appointment of a receiver or conservator. Critically undercapitalized institutions generally may not, beginning 60 days after becoming critically undercapitalized, make any payment of principal or interest on their subordinated debt. All but well-capitalized institutions are prohibited from accepting brokered deposits without prior regulatory approval. Pursuant to the FDIA and OCC regulations, institutions which are not categorized as well-capitalized or adequately-capitalized are restricted from making capital distributions, which include cash dividends, stock redemptions or repurchases, cash-out mergers, interest payments on certain convertible debt and other transactions charged to the capital account of the institution.

At December 31, 2013, the Bank met the criteria to be classified as “well-capitalized.”

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

Insurance of Accounts and Regulation by the Federal Deposit Insurance Corporation

The Bank is a member of the Deposit Insurance Fund, which is administered by the FDIC. Deposits are insured up to the applicable limits by the FDIC, and such insurance is backed by the full faith and credit of the U.S. government. The FDIC imposes deposit insurance premiums and is authorized to conduct examinations of, and require reporting by, FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the Deposit Insurance Fund. The FDIC also has the authority to initiate enforcement actions against banking institutions and may terminate an institution’s deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

The FDIC charges financial institutions deposit premium assessments to ensure it has reserves to cover deposits that are under FDIC-insured limits, which in early October 2008 the U.S. government increased to $250,000 per depositor per ownership category.

During the fourth quarter of 2009, the FDIC announced that all depository institutions would be required to prepay three years of assessments in order to quickly raise funds and replenish the reserve ratio. The Bank paid $347.9 million on December 31, 2009 to the FDIC based on an estimate of what the deposit assessments would be over the next three years. This amount was accounted for as a prepaid asset and was expensed based on the actual deposit assessments through March 31, 2013. Upon the conclusion of the program on March 31, 2013, any remaining prepaid asset was refunded by the FDIC. At June 28, 2013, $76.9 million, the amount of the remaining prepaid asset at the conclusion of the program, was refunded to the Bank. For the period April 1, 2013 through December 31, 2013, the Company recognized $47.0 million in FDIC insurance premium expense.

In addition to deposit insurance premiums, all insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. In 2013, the Bank paid Financing Corporation assessments of $4.6 million, compared to $4.6 million in 2012. The annual rate for all insured institutions dropped to $0.064 for every $1,000 in domestic deposits in 2013 compared to $0.066 for the same measure in 2012. The assessments are revised quarterly and will continue until the bonds mature in the year 2017.

Federal Restrictions on Transactions with Affiliates and Insiders

All national banks are subject to affiliate and insider transaction rules applicable to member banks of the Federal Reserve under the Federal Reserve Act, and as well as additional limitations the institutions’ primary federal regulator may adopt. These provisions prohibit or limit a banking institution from extending credit to, or entering into certain transactions with, affiliates, principal shareholders, directors and executive officers (and these individuals' related interests) of the banking institution and its affiliates. For these purposes, the term “affiliate” includes a holding company such as SHUSA Santander and any other company under common control with the Bank, such as SCUSA.

Restrictions on Subsidiary Banking Institution Capital Distributions

The Company has the following major sources of funding to meet its liquidity requirements: dividends and returns of capital and investment from its subsidiaries, short-term investments held by non-bank affiliates and access to the capital markets. Federal banking laws, regulations and policies limit the Bank’s ability to pay dividends and make other distributions to the Company. The Bank must obtain prior OCC approval to declare a dividend or make any other capital distribution for which it evaluates, among other considerations, if, after such dividend or distribution: (1) the Bank’s total distributions to the holding company within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years; (2) the Bank would not meet capital levels imposed by the OCC in connection with any order, or (3) the Bank is not adequately capitalized at the time. In addition, the OCC's prior approval would be required if the Bank’s examination or Community Reinvestment Act ("CRA") ratings fall below certain levels or the Bank is notified by the OCC that it is a problem institution or in troubled condition. Moreover, the Bank must obtain the OCC's prior written approval to make any capital distribution until it has positive retained earnings. In addition, the Company's ability to make capital distributions will depend on the Federal Reserve accepting the Company's capital plan, the results of the stress tests described above, and the Bank's capital status, as well as other supervisory factors.

Any dividends declared and paid have the effect of reducing the Bank’s Tier 1 capital to average consolidated assets and risk-based capital ratios. There were no dividends declared or paid in 2013 or 2012. The Bank returned capital of $179.0 million and $184.0 million in 2013 and 2012, respectively.

Federal Reserve Regulation

Under Federal Reserve regulations, the Bank is required to maintain a reserve against its transaction accounts (primarily interest-bearing and non interest-bearing checking accounts). Because reserves must generally be maintained in cash or in low-interest-bearing accounts, the effect of the reserve requirements is to reduce an institution’s asset yields.

The amounts of those reserve balances at December 31, 2013 and 2012 were $333.6 million and $273.8 million, respectively.

Federal Home Loan Bank System

The Federal Home Loan Bank ("FHLB") system was created in 1932 and consists of twelve regional FHLBs. FHLBs are federally-chartered, but privately owned institutions created by Congress. The Federal Housing Finance Board is an agency of the federal government and is generally responsible for regulating the FHLB system. Each FHLB is owned by its member institutions. The primary purpose of the FHLBs is to provide funding to their members for making housing loans as well as for affordable housing and community development lending. FHLBs are generally able to make advances to their member institutions at interest rates that are lower than could otherwise be obtained by such institutions. As a member, the Bank is required to make minimum investments in FHLB stock based on its level of borrowings from FHLB. The Bank is a member of FHLB of Pittsburgh and had investments in it of $416.7 million as of December 31, 2013, compared to $652.4 million at December 31, 2012. The Bank utilizes advances from FHLB to fund balance sheet growth and provide liquidity. The Bank had access to advances with FHLB of up to $18.8 billion at December 31, 2013 and had outstanding advances of $9.0 billion at that date. The level of borrowing capacity the Bank has with FHLB is contingent upon the level of qualified collateral the Bank holds at a given time.

The Bank received $4.4 million and $1.1 million in dividends on its stock in FHLB of Pittsburgh in 2013 and 2012, respectively. The FHLB of Pittsburgh did not pay dividends on its stock in 2011.

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

The Bank’s lending activities are generally in compliance with applicable CRA requirements, and the Bank’s current CRA rating is “outstanding,” the highest category. Federal regulators examined the Bank's mortgage, small business and community development lending practices, its community development investments, and its retail banking and community development services, and concluded that the Bank's record of lending to low and moderate income borrowers and the geographic distribution of loans in various census tracts were excellent.

The Bank carried out its Community Reinvestment Plan for 2011-2013, equaling more than $5.3 billion in lending and investment to low- and moderate-income individuals and communities in its principal banking markets. This commitment also continues the Bank's financial support and volunteer services to the many non-profit organizations within its market.

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

Environmental Laws

Environmentally related hazards have become a source of high risk and potentially significant liability for financial institutions related to their loans. Environmentally contaminated properties owned by an institution’s borrowers may result in a drastic reduction in the value of the collateral securing the institution’s loans to such borrowers, high environmental cleanup costs to the borrower affecting its ability to repay its loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean-up costs, and liability to the institution for cleanup costs if it forecloses on the contaminated property or becomes involved in the management of the borrower. To minimize this risk, the Bank may require an environmental examination of, and reports with respect to, the property of any borrower or prospective borrower if circumstances affecting the property indicate a potential for contamination, taking into consideration the potential loss to the institution in relation to the burdens to the borrower. Such examination must be performed by an engineering firm experienced in environmental risk studies and acceptable to the institution, and the costs of such examinations and reports are the responsibility of the borrower. These costs may be substantial and may deter a prospective borrower from entering into a loan transaction with the Bank. The Bank is not aware of any borrower which is currently subject to any environmental investigation or clean-up proceeding that is likely to have a material adverse effect on the financial condition or results of operations of SHUSA.

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

The following activities are disclosed in response to Section 13(r) with respect to affiliates of Santander UK within the Group. During the period covered by this annual report:

•
A Santander UK customer, being an Iranian national resident in the UK, was designated in September 2013 as acting for or on behalf of the Government of Iran. This account holder’s current account and credit card with Santander UK were closed in December 2013. No revenue was generated by Santander UK on these products.

•
In early October 2013, Santander UK opened an account for a Tunisian national, resident in the UK, who is currently designated by the U.S. for terrorism. After becoming aware of this customer’s designation, Santander UK exited the relationship later in October 2013. No revenue was generated by Santander UK on these accounts.

•
Santander UK holds frozen savings and current accounts for three customers resident in the UK who are currently designated by the U.S. for terrorism. The accounts held by each customer were blocked after the customer’s designation and have remained blocked and dormant throughout 2013. No revenue was generated by Santander UK on these accounts.

•
A UK company maintained two commercial accounts at Santander UK that were used to provide payroll processing services for a UK entity that is currently designated by the U.S. under the Iran sanctions regime. The accounts may have been used to provide payroll services to other Iranian clients. Santander UK became aware of this account activity in September 2013 and exited the relationship in January 2014. No revenue was generated by Santander UK on these accounts.

•
An Iranian national, resident in the U.K., who is currently designated by the U.S. and the U.K. under the Iran Sanctions regime held a mortgage with Santander UK that was issued prior to any such designation. No further draw-down has been made (or would be allowed) under this mortgage although we continue to receive repayment installments. In 2013, total revenue in connection with the mortgage was £10,421 whilst net profits were negligible relative to the overall profits of Santander UK. Santander UK does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with Santander Asset Management UK Limited, part of the Group. The accounts have remained frozen throughout 2013. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue for the Group in connection with the investment accounts was £247 whilst net profits in 2013 were negligible relative to the overall profits of Santander

In addition, the Group has certain legacy export credits and performance guarantees with Bank Mellat, which are included in the U.S. Department of the Treasury’s Office of Foreign Assets Control’s Specially Designated Nationals and Blocked Persons List. The Bank entered into two bilateral credit facilities in February 2000 in an aggregate principal amount of €25.9 million. Both credit facilities matured in 2012. In addition, in 2005 Banco Santander participated in a syndicated credit facility for Bank Mellat of €15.5 million, which matures on July 6, 2015. As of December 31, 2013, the Group was owed €4.3 million under this credit facility.

Bank Mellat has been in default under all of these agreements in recent years and Banco Santander has been and expects to continue to be repaid any amounts due by official export credit agencies, which insure between 95% and 99% of the outstanding amounts under these credit facilities. No funds have been extended by Santander under these facilities since they were granted.

The Group also has certain legacy performance guarantees for the benefit of Bank Sepah and Bank Mellat (stand-by letters of credit to guarantee the obligations - either under tender documents or under contracting agreements - of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007. However, should any of the contractors default in their obligations under the public bids, the Group would not be able to pay any amounts due to Bank Sepah or Bank Mellat because any such payments would be frozen pursuant to Council Regulation (EU) No. 961/2010.

In the aggregate, all of the transactions described above resulted in approximately €72,000 gross revenues and approximately €123,000 net loss to the Group in 2013, all of which resulted from the performance of export credit agencies rather than any Iranian entity. The Group has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. The Group is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount - which payment would be frozen as explained above (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, the Group intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

Corporate Information

All reports filed electronically by the Company with the SEC, including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as any amendments to those reports, are accessible on the SEC’s website at www.sec.gov. These forms are also accessible at no cost on the Company's website at www.santanderbank.com.

ITEM 1A - RISK FACTORS

The Company is subject to a number of risks potentially impacting its business, financial condition, results of operations and cash flows. As a financial services organization, certain elements of risk are inherent in transactions and are present in the business decisions made by the Company. Accordingly, the Company encounters risk as part of the normal course of its business, and risk management processes are designed to help manage these risks.

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

The following are the most significant risk factors that affect the Company. Any one or more of these risk factors could have a material adverse impact on the Company's business, financial condition, results of operations or cash flows, in addition to presenting other possible adverse consequences, which are described below. These risk factors and other risks are also discussed further in other sections of this Report.

Macro-Economic Risks

We are vulnerable to disruptions and volatility in the global financial markets.

In the past six years, financial systems worldwide have experienced difficult credit and liquidity conditions and disruptions leading to less liquidity, greater volatility, general widening of spreads and, in some cases, lack of price transparency on interbank lending rates. Global economic conditions deteriorated significantly between 2007 and 2009, and many of the countries in which we operate fell into recession. Many major financial institutions, including some of the world’s largest global commercial banks, investment banks, mortgage lenders, mortgage guarantors and insurance companies experienced significant difficulties. Around the world, there have also been runs on deposits at several financial institutions, numerous institutions have sought additional capital or have been assisted by governments, and many lenders and institutional investors have reduced or ceased providing funding to borrowers (including to other financial institutions).

In particular, we face, among others, the following risks related to the economic downturn:

•
Increased regulation of our industry. Compliance with such regulation will increase our costs and may affect the pricing for our products and services and limit our ability to pursue business opportunities.

•	Reduced demand for our products and services.

•	Inability of our borrowers to timely or fully comply with their existing obligations.

•
The process we use to estimate losses inherent in our credit exposure requires complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. The degree of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates, which may, in turn, impact the reliability of the process and the sufficiency of our loan loss allowances

•	The value and liquidity of the portfolio of investment securities that we hold may be adversely affected.

•	Any worsening of global economic conditions may delay the recovery of the international financial industry and impact our financial condition and results of operations.

•	Macroeconomic shocks may negatively impact the household income of our retail customers and may adversely affect the recoverability of our retail loans, resulting in increased loan losses.

Some uncertainty remains concerning the future economic environment. While certain segments of the global economy have experienced a moderate recovery, we expect such uncertainty will continue, which could have a negative impact on our business and results of operations. Investors remain cautious and downgrades of the sovereign debt of certain eurozone countries have induced greater volatility in the capital markets. A slowing or failing of the economic recovery would likely aggravate the adverse effects of these difficult economic and market conditions on us and on others in the financial services industry.

Unemployment in the United States continues to remain near historically high levels, and conditions are expected to remain challenging for financial institutions in 2014. Dramatic declines in the housing market during the most recent recession, with falling home prices and increasing foreclosures and unemployment, resulted in significant write−downs of asset values by financial institutions, including government−sponsored entities and major commercial and investment banks. These write−downs, initially of mortgage−backed securities but spreading to credit default swaps and other derivatives, have caused many financial institutions to seek additional capital and to merge with other financial institutions. Furthermore, certain European member countries have fiscal obligations that exceed their revenue, which has raised concerns about such countries' abilities to continue to service their debt and foster economic growth. A weakened European economy may spread beyond Europe and could cause investors to lose confidence in the safety and soundness of European financial institutions and the stability of European member economies. Such events could, likewise, negatively affect U.S.-based financial institutions, counterparties with which SHUSA does business and the stability of the global financial markets. Disruptions in the global financial markets also adversely affected the corporate bond markets, debt and equity underwriting and other elements of the financial markets. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, some lenders and institutional investors reduced and, in some cases, ceased to provide funding to certain borrowers, including other financial institutions. The impact on available credit, increased volatility in the financial markets and reduced business activity has adversely affected, and may continue to adversely affect, SHUSA's businesses, capital, liquidity, financial condition, results of operations, and access to credit.

Increased disruption and volatility in the global financial markets could have a material adverse effect on us, including our ability to access capital and liquidity on financial terms acceptable to us, if at all. If capital markets financing ceases to become available, or becomes excessively expensive, we may be forced to raise the rates we pay on deposits to attract more customers and become unable to maintain certain liability maturities. Any such increase in capital markets funding availability or costs or in deposit rates could have a material adverse effect on our interest margins and liquidity.

If all or some of the foregoing risks were to materialize, this could have a material adverse effect on us.

We may suffer adverse effects as a result of the ongoing economic and sovereign debt tensions in the eurozone.

As a wholly-owned subsidiary of Santander, significant aspects of the Company's strategy, infrastructure and capital funding are dependent on its parent, Santander. Although Santander has a significant presence in various markets around the world, Santander's results of operations are materially affected by conditions in the capital markets and the economy generally in the eurozone, which continue to show signs of fragility and volatility and in some cases only sporadic access to capital markets. Interest rate differentials among eurozone countries are affecting government finance and borrowing rates in those economies.

The continued high cost of capital for some European governments has impacted the wholesale markets and there has been a consequent increase in the cost of retail funding, with greater competition in a savings market that is growing slowly by historical standards. In the absence of a permanent resolution of the eurozone crisis, conditions could deteriorate.

Through our relationship to Santander and our own businesses, we have direct and indirect exposure to financial and economic conditions throughout the eurozone economies. A deterioration of the economic and financial environment could have a material adverse impact on the whole financial sector, creating new challenges in sovereign and corporate lending and resulting in significant disruptions in financial activities at both the market and retail levels. This could materially and adversely affect our operating results, financial position and prospects.

Exposure to sovereign debt could have a material adverse effect on us.

Like many other banks, we invest in debt securities of national and regional governments in the geographies in which we operate, including debt securities of the countries that have been most affected by the deterioration in economic conditions, such as Spain, Portugal, and Italy. A failure by any such government to make timely payments under the terms of these securities, or a significant decrease in their market value, could have a material adverse effect on us. Overall, gross exposure to the foregoing countries was less than 1.0% of the Company's total assets as of December 31, 2013.

Our growth, asset quality and profitability may be adversely affected by volatile macroeconomic and political conditions.

The U.S. economy experienced significant volatility in recent decades, characterized, in some cases, by slow or regressive growth, declining investment. This volatility resulted in fluctuations in the levels of deposits and in the relative economic strength of various segments of the economies to which we lend.

Negative and fluctuating economic conditions, such as a changing interest rate environment, impact our profitability by causing lending margins to decrease, leading to decreased demand for higher margin products and services, impacting consumer confidence and decreasing real estate values. Negative and fluctuating economic conditions in the global market could also result in government defaults on public debt. This could affect us in two ways: directly, through portfolio losses, and indirectly, through instabilities that a default in public debt could cause to the banking system as a whole.

In addition, our revenues are subject to risk of loss from unfavorable political and diplomatic developments, social instability, and changes in governmental policies, international ownership legislation, interest-rate caps and tax policies.

While economic conditions in the U.S. and world-wide have begun to improve, no assurance can be given that our growth, asset quality and profitability will not be affected by volatile macroeconomic and political conditions.

Risks Relating to Our Business

Legal, Regulatory and Compliance Risks

We are exposed to risk of loss from legal and regulatory proceedings.

We face risk of loss from legal and regulatory proceedings, including tax proceedings, that could subject us to monetary judgments, regulatory enforcement actions, fines and penalties. The current regulatory environment in the jurisdictions in which we operate, which reflects an increased supervisory focus on enforcement, combined with uncertainty about the evolution of the regulatory regime, may lead to material operational and compliance costs.

We are from time to time subject to certain claims and parties to certain legal proceedings incidental to the normal course of our business, including in connection with conflicts of interest, lending activities, relationships with our employees and other commercial or tax matters. In view of the inherent difficulty of predicting the outcome of legal matters, particularly where the claimants seek very large or indeterminate damages, or where the cases present novel legal theories, involve a large number of parties or are in the early stages of discovery, we cannot state with confidence what the eventual outcome of these pending matters will be or what the eventual loss, fines or penalties related to each pending matter may be. We believe that we have made adequate reserves related to the costs anticipated to be incurred in connection with these various claims and legal proceedings when information related to the matter indicates that a loss is probable and the amount of loss can be reasonably estimated. However, the amount of these provisions is substantially less than the total amount of the claims asserted against us and in light of the uncertainties involved in such claims and proceedings, there is no assurance that the ultimate resolution of these matters will not significantly exceed the reserves currently accrued by us. As a result, the outcome of a particular matter may materially and adversely affect our financial condition and results of operations for a particular period, depending upon, among other factors, the size of the loss or liability imposed and our level of income for that period.

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

As a financial institution, we are subject to extensive regulation, which materially affects our businesses. For example, we are subject to capital adequacy requirements which, among other things, require us to maintain minimum ratios of regulatory capital to risk-weighted assets. Any failure by us to comply with capital adequacy requirements may result in administrative actions or sanctions which may affect our ability to fulfill our obligations.

Statutes, regulations and policies to which we are subject, in particular those relating to the banking sector and financial institutions, may be changed at any time. For example, in response to the recent financial crisis, regulators have imposed, and may continue to impose, more stringent capital adequacy requirements, including increasing the minimum regulatory capital requirements imposed on us. Regulators have also produced a range of proposals for future legislative and regulatory changes which could force us to comply with certain operational restrictions or take steps to raise further capital, or could increase our expenses, or otherwise adversely affect our operating results, financial condition and prospects. The interpretation and the application by regulators of the laws and regulations to which we are subject may also change from time to time. Any legislative or regulatory actions and any required changes to our business operations resulting from such legislation and regulations could result in significant loss of revenue, limit our ability to pursue business opportunities in which we might otherwise consider engaging, affect the value of assets that we hold, require us to increase our prices and therefore reduce demand for our products, impose additional costs on us or otherwise adversely affect our businesses. Accordingly, there can be no assurance that future changes in regulations or in their interpretation or application will not adversely affect us.

Changes in regulations may also cause us to face increased compliance costs and limitations on our ability to pursue certain business opportunities and provide certain products and services. As some of the banking laws and regulations have been recently adopted, the manner in which those laws and related regulations are applied to the operations of financial institutions is still evolving. Moreover, to the extent these recently adopted regulations are implemented inconsistently in the various jurisdictions in which we operate, it may face higher compliance costs. No assurance can be given generally that laws or regulations will be adopted, enforced or interpreted in a manner that will not have a material adverse effect on our business and results of operations.

Extensive legislation affecting the financial services industry has recently been adopted in regions that directly or indirectly affect our business, including the United States and other jurisdictions, and regulations are in the process of being implemented.

In December 2010, the Basel Committee on Banking Supervision (the “Basel Committee”) reached agreement on comprehensive changes to the capital adequacy framework, known as Basel III. A revised version of Basel III was published in June 2011. Basel III is intended to raise the resilience of the banking sector by increasing both the quality and quantity of the regulatory capital base and enhancing the risk coverage of the capital framework. Among other things, Basel III introduces new eligibility criteria for Common Equity Tier 1, Additional Tier 1 and Tier 2 capital instruments that are intended to raise the quality of regulatory capital, and increases the amount of regulatory capital that institutions are required to hold. Basel III also requires institutions to maintain a capital conservation buffer above the minimum capital ratios in order to avoid certain capital distribution constraints. The capital conservation buffer, to be comprised of Common Equity Tier 1 capital, would result in an effective Common Equity Tier 1 capital requirement of 7 percent of risk-weighted assets. In addition, Basel III directs national regulators to require certain institutions to maintain a counter-cyclical capital buffer during periods of excessive credit growth. Basel III introduces a leverage ratio for institutions as a backstop measure, to be applied alongside current risk-based regulatory capital requirements.

In addition to the changes to the capital adequacy framework published in December 2010 described above, the Basel Committee also published its global quantitative liquidity framework, comprising the Liquidity Coverage Ratio (“LCR”) and Net Stable Funding Ratio (“NSFR”) metrics, with objectives to (1) promote the short-term resilience of banks’ liquidity risk profiles by ensuring they have sufficient high-quality liquid assets to survive a significant stress scenario; and (2) promote resilience over a longer time horizon by creating incentives for banks to fund their activities with more stable sources of funding on an ongoing basis. The LCR has been subsequently revised by the Basel Committee in January 2013 which amended the definition of high-quality liquid assets and agreed a revised timetable for phase-in of the standard from 2015 to 2019, as well as making some technical changes to some of the stress scenario assumptions. As with the Basel Committee’s proposed changes to the capital adequacy framework, the Basel III liquidity standards are being implemented within the European Union through the CRDIV / CRR legislative package. Effective management of our capital position is important to our ability to operate our business, to continue to grow organically and to pursue our business strategy. However, in response to the global financial crisis, a number of changes to the regulatory capital framework have been adopted or continue to be considered. As these and other changes are implemented or future changes are considered or adopted that limit our ability to manage our balance sheet and capital resources effectively or to access funding on commercially acceptable terms, we may experience a material adverse effect on our financial condition and regulatory capital position.

In the United States, the DFA, which was adopted in 2010, will continue to result in significant structural reforms affecting the financial services industry. The DFA includes a number of specific provisions designed to promote enhanced supervision and regulation of financial firms and financial markets.

This legislation provides for, among other things, the establishment of the CFPB with broad authority to regulate the credit, savings, payment and other consumer financial products and services that we offer, the creation of a structure to regulate systemically important financial companies, more comprehensive regulation of the over-the-counter derivatives market, prohibitions on engagement in certain proprietary trading activities and restrictions on ownership of, investment in or sponsorship of hedge funds and private equity funds, restrictions on the interchange fees earned through debit card transactions, and a requirement that bank regulators phase out the treatment of trust preferred capital instruments as Tier 1 capital for regulatory capital purposes.

With respect to OTC derivatives, the DFA provides for an extensive framework for the regulation of OTC derivatives, including mandatory clearing, exchange trading and transaction reporting of certain OTC derivatives. Entities that are swap dealers, security-based swap dealers, major swap participants or major security-based swap participants will be required to register with the SEC or the Commodity Futures Trading Commission (the "CFTC"), or both, and will become subject to new capital, margin, business conduct, recordkeeping, clearing, execution, reporting and other requirements. Santander and Abbey National Treasury Services Plc have registered as swap dealers. Although the full impact of U.S. derivatives regulation on us is still unclear, registration with the CFTC and SEC could materially increase our operating costs and adversely affect our derivatives business.

In June 2012, U.S. bank regulators proposed a broad revision of the regulatory capital rules applicable to U.S. banks, bank holding companies and other U.S. banking organizations. The proposals would implement the Basel III capital standards in the United States and modify existing standardized risk weights for certain types of asset classes, including residential mortgages and securitization exposures. The proposals are intended to comply with the DFA’s minimum risk-based capital requirements and would be phased in over a multi-year period. Once fully implemented, the new rules would generally increase both the quality and quantity of regulatory capital that U.S. banking organizations are required to maintain. It was originally contemplated that the revised capital rules would be phased in beginning in January 2013. In November 2012, however, U.S. bank regulators announced that the proposals would not become effective in January 2013. The announcement did not specify new implementation or phase-in dates. U.S. bank regulators are working to finalize the proposals.

On February 19, 2014, the Federal Reserve issued final rules to strengthen regulatory oversight of foreign banking organizations. This rule requires foreign banking organizations such as the Company’s parent, Santander, with over $50 billion in global consolidated assets and over $10 billion in total assets held by its U.S. subsidiaries to create a U.S. intermediate holding company (an “IHC”) over all of its U.S. bank and U.S. non-bank subsidiaries. U.S. branches and agencies of foreign banks are not included in the IHC. The formation of these IHCs will allow U.S. regulators to supervise these institutions similarly to U.S. systemically important BHCs, meaning that they will be subject to similar capital rules and enhanced prudential standards, including capital stress tests, single-counterparty credit limits, overall risk management, and early remediation requirements. As a result of this rule, Santander would be required to transfer its U.S. bank and non-bank subsidiaries to an IHC structure. Institutions will be required to comply with these new standards by July 1, 2016.

If implemented as proposed, Santander would be required to transfer its U.S. nonbank subsidiaries currently outside of the Company into the Company, which would become an IHC and/or Santander would establish a top-tier IHC structure that would include all of its U.S. bank and nonbank subsidiaries within the same chain of ownership.

These and any additional legislative or regulatory actions in the United States or other countries, and any required changes to our business operations resulting from such legislation and regulations, could result in reduced capital availability, significant loss of revenue, limit our ability to continue organic growth (including increased lending), pursue business opportunities in which we might otherwise consider engaging and provide certain products and services, affect the value of assets that we hold, require us to increase our prices and therefore reduce demand for our products, impose additional costs on us or otherwise adversely affect our businesses. Accordingly, we cannot provide assurance that any such new legislation or regulations would not have an adverse effect on our business, results of operations or financial condition in the future.

We may not be able to detect money laundering and other illegal or improper activities fully or on a timely basis, which could expose us to additional liability and could have a material adverse effect on us.

We are required to comply with applicable anti-money laundering, anti-terrorism and other laws and regulations in the jurisdictions in which we operate. These laws and regulations require us, among other things, to adopt and enforce “know-your-customer” policies and procedures and to report suspicious and large transactions to the applicable regulatory authorities. These laws and regulations have become increasingly complex and detailed, require improved systems and sophisticated monitoring and compliance personnel and have become the subject of enhanced government supervision.

While we have adopted policies and procedures aimed at detecting and preventing the use of our banking network for money laundering and related activities, such policies and procedures have, in some cases, only been recently adopted and may not completely eliminate instances where we may be used by other parties to engage in money laundering and other illegal or improper activities. To the extent we fail to fully comply with applicable laws and regulations, the relevant government agencies to which we report have the power and authority to impose fines and other penalties on us, including the revocation of licenses. In addition, our business and reputation could suffer if customers use our banking network for money laundering or illegal or improper purposes.

In addition, while we review our relevant counterparties’ internal policies and procedures with respect to such matters, we, to a large degree, rely upon our relevant counterparties to maintain and properly apply their own appropriate anti-money laundering procedures. Such measures, procedures and compliance may not be completely effective in preventing third parties from using our (and our relevant counterparties’) services as a conduit for money laundering (including illegal cash operations) without our (and our relevant counterparties’) knowledge. If we are associated with, or even accused of being associated with, or become a party to, money laundering, then our reputation could suffer and/or we could become subject to fines, sanctions and/or legal enforcement (including being added to any “black lists” that would prohibit certain parties from engaging in transactions with us), any one of which could have a material adverse effect on our operating results, financial condition and prospects.

Changes in taxes and other assessments may adversely affect us.

The legislatures and tax authorities in the tax jurisdictions in which we operate regularly enact reforms to the tax and other assessment regimes to which we and our customers are subject. Such reforms include changes in the rate of assessments and, occasionally, enactment of temporary taxes, the proceeds of which are earmarked for designated governmental purposes. The effects of these changes and any other changes that result from enactment of additional tax reforms cannot be quantified and there can be no assurance that any such reforms would not have an adverse effect upon our business. Furthermore, such changes may increase the cost of borrowing and contribute to the increase in our non-performing credit portfolio.

We cannot predict if tax reforms will be implemented in the future. The effects of these changes, if enacted, and any other changes that could result from the enactment of additional tax reforms, cannot be quantified.

The preparation of our tax returns requires the use of estimates and interpretations of complex tax laws and regulations and is subject to review by taxing authorities.

We are subject to the income tax laws of the United States and certain foreign countries. These tax laws are complex and subject to different interpretations by the taxpayer and relevant governmental taxing authorities, which are sometimes subject to prolonged evaluation periods until a final resolution is reached. In establishing a provision for income tax expense and filing returns, we must make judgments and interpretations about the application of these inherently complex tax laws.

If the judgment, estimates and assumptions we use in preparing our tax returns are subsequently found to be incorrect, there could be a material effect on our results of operations.

Financial Reporting and Control Risks

Changes in accounting standards could impact reported earnings.

The accounting standard setters and other regulatory bodies, including the Financial Accounting Standards Board ("FASB") and the SEC, periodically change the financial accounting and reporting standards that govern the preparation of our consolidated financial statements. These changes can be difficult to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.

Our financial statements are based in part on assumptions and estimates which, if inaccurate, could cause material misstatement of the results of our operations and financial position.

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions that affect the consolidated financial statements and accompanying notes. Due to the inherent uncertainty in making estimates, actual results reported in future periods may be based upon amounts which differ from those estimates. Estimates, judgments and assumptions are continually evaluated and are based on historical experience and other factors, including expectations of future events that are believed to be reasonable under the circumstances. Revisions to accounting estimates are recognized in the period in which the estimate is revised and in any future periods affected. The accounting policies deemed critical to our results and financial position, based upon materiality and significant judgments and estimates, include impairment of loans and advances, goodwill impairment, valuation of financial instruments, impairment of available-for-sale financial assets, deferred tax assets and provision for liabilities.

The allowance for credit losses (ACL) is a significant critical estimate. Due to the inherent nature of this estimate, we cannot provide assurance that the Company will not significantly increase the ACL or sustain credit losses that are significantly higher than the provided allowance.

The valuation of financial instruments measured at fair value can be subjective, in particular where models are used which include unobservable inputs. Given the uncertainty and subjectivity associated with valuing such instruments it is possible that the results of our operations and financial position could be materially misstated if the estimates and assumptions used prove to be inaccurate.

If the judgment, estimates and assumptions we use in preparing our consolidated financial statements are subsequently found to be incorrect, there could be a material effect on our results of operations and a corresponding effect on our funding requirements and capital ratios.

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

These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by any unauthorized override of the controls. Consequently, our businesses are exposed to risk from potential non-compliance with policies, employee misconduct or negligence and fraud, which could result in regulatory sanctions and serious reputational or financial harm. In recent years, a number of multinational financial institutions have suffered material losses due to the actions of ‘rogue traders’ or other employees. It is not always possible to deter employee misconduct and the precautions we take to prevent and detect this activity may not always be effective. Accordingly, because of the inherent limitations in the control system, misstatements due to error or fraud may occur and not be detected.

Liquidity and Financing Risks

Liquidity and funding risks are inherent in our business and could have a material adverse effect on us.

Liquidity risk is the risk that we either do not have available sufficient financial resources to meet our obligations as they fall due or can secure them only at excessive cost. This risk is inherent in any retail and commercial banking business and can be heightened by a number of enterprise-specific factors, including over-reliance on a particular source of funding, changes in credit ratings or market-wide phenomena such as market dislocation. While we implement liquidity management processes to seek to mitigate and control these risks, unforeseen systemic market factors in particular make it difficult to eliminate completely these risks. Adverse and continued constraints in the supply of liquidity, including inter-bank lending, has affected and may materially and adversely affect the cost of funding our business, and extreme liquidity constraints may affect our current operations as well as limit growth possibilities.

Adequate liquidity is essential to SHUSA's businesses. The Company primarily relies on FHLB, deposits and other third-party sources of funding for its liquidity needs. Further changes to the credit ratings of SHUSA, Santander and its affiliates or the Kingdom of Spain could have a material adverse effect on SHUSA's business, financial condition and results of operations. The credit ratings of SHUSA have changed in the past and may change in the future, which could impact its cost of and access to sources of financing and liquidity. Any reductions in the long-term or short-term credit ratings of SHUSA would increase its borrowing costs, require SHUSA to replace funding lost due to the downgrade, which may include the loss of customer deposits, and may also limit SHUSA's access to capital and money markets and trigger additional collateral requirements in derivatives contracts and other secured funding arrangements. Credit ratings are also important to SHUSA when competing in certain markets, such as the market for standby letters of credit. As a result, any reductions in SHUSA's long-term or short-term credit ratings could have a material adverse impact on SHUSA's business, financial condition and results of operations.

Continued or worsening disruption and volatility in the global financial markets could have a material adverse effect on our ability to access capital and liquidity on financial terms acceptable to us.

Our cost of obtaining funding is directly related to prevailing market interest rates and to our credit spreads. Increases in interest rates and our credit spreads can significantly increase the cost of our funding. Changes in our credit spreads are market-driven, and may be influenced by market perceptions of our creditworthiness. Changes to interest rates and our credit spreads occur continuously and may be unpredictable and highly volatile.

If wholesale markets financing ceases to become available, or becomes excessively expensive, we may be forced to raise the rates we pay on deposits, with a view to attracting more customers, and/or to sell assets, potentially at depressed prices. The persistence or worsening of these adverse market conditions or an increase in base interest rates could have a material adverse effect on our ability to access liquidity and cost of funding (whether directly or indirectly).

We rely, and will continue to rely, primarily on deposits to fund lending activities. The ongoing availability of this type of funding is sensitive to a variety of factors outside our control, such as general economic conditions and the confidence of depositors in the economy, in general, and the financial services industry in particular, and the availability and extent of deposit guarantees, as well as competition between banks for deposits. Any of these factors could significantly increase the amount of deposit withdrawals in a short period of time, thereby reducing our ability to access deposit funding on appropriate terms, or at all, in the future. If these circumstances were to arise, this could have a material adverse effect on our operating results, financial condition and prospects.

We anticipate that our customers will continue, in the near future, to make short-term deposits (particularly demand deposits and short-term time deposits), and we intend to maintain our emphasis on the use of banking deposits as a source of funds. The short-term nature of this funding source could cause liquidity problems for us in the future if deposits are not made in the volumes we expect or are not renewed. If a substantial number of our depositors withdraw their demand deposits or do not roll over their time deposits upon maturity, we may be materially and adversely affected.

We cannot assure you that in the event of a sudden or unexpected shortage of funds in the banking system, we will be able to maintain levels of funding without incurring high funding costs, a reduction in the term of funding instruments or the liquidation of certain assets. If this were to happen, we could be materially adversely affected.

Credit, market and liquidity risk may have an adverse effect on our credit ratings and our cost of funds. Any downgrading in our credit rating would likely increase our cost of funding, require us to post additional collateral or take other actions under some of our derivative contracts and adversely affect our interest margins and results of operations.

Credit ratings affect the cost and other terms upon which we are able to obtain funding. Rating agencies regularly evaluate us, and their ratings of our debt are based on a number of factors, including our financial strength and conditions affecting the financial services industry generally. In addition, due to the methodology of the main rating agencies, our credit rating is affected by the rating of Spanish sovereign debt. If Spain’s sovereign debt is downgraded, our credit rating would also likely be downgraded by an equivalent amount.

Any downgrade in our debt credit ratings would likely increase our borrowing costs and require us to post additional collateral or take other actions under some of our derivative contracts, and could limit our access to capital markets and adversely affect our commercial business. For example, a ratings downgrade could adversely affect our ability to sell or market certain of our products, engage in certain longer-term and derivatives transactions and retain our customers, particularly customers who need a minimum rating threshold in order to invest. In addition, under the terms of certain of our derivative contracts, we may be required to maintain a minimum credit rating or terminate such contracts. Any of these results of a ratings downgrade, in turn, could reduce our liquidity and have an adverse effect on us, including our operating results and financial condition.

Santander's long-term debt is currently rated investment grade by the major rating agencies-Baa2 by Moody's Investors Service España, S.A., BBB by Standard & Poor's Ratings Services and BBB+ by Fitch Ratings Ltd., all of which have stable outlook. During 2012, following downgrades of Spanish sovereign debt, all three agencies downgraded Santander’s rating together with that of the other main Spanish banks, due to the weaker-than-previously-anticipated macroeconomic and financial environment in Spain with dimming growth prospects in the near term, depressed real estate market activity and heightened turbulence in the capital markets.

With respect to the United States, on August 5, 2011, Standard & Poor's (“S&P”), one of three major credit rating agencies which also include Moody's Investors Service and Fitch, lowered its long-term credit rating on the United States sovereign debt from AAA to AA+. Moody's and Fitch each maintained the highest rating on U.S. sovereign debt, but have assigned a negative outlook to their ratings. The implications of these actions by the rating agencies could include negative effects on U.S. Treasury securities as well as instruments issued, guaranteed or insured by government agencies or government-sponsored institutions. These types of instruments are significant assets for the Company. In addition, the potential impact could exacerbate the other risks to which the Company is subject to including, but not limited to, the risk factors described therein.

We conduct a significant number of our material derivative activities through Santander and Santander UK. We estimate that as of December 31, 2013, if all the rating agencies were to downgrade Santander’s or Santander UK’s long-term senior debt ratings we would be required to post up to additional collateral pursuant to derivative and other financial contracts. Refer to further discussion in Note 13 of the Notes to the Consolidated Financial Statements.

While certain potential impacts of these downgrades are contractual and quantifiable, the full consequences of a credit rating downgrade are inherently uncertain, as they depend upon numerous dynamic, complex and inter-related factors and assumptions, including market conditions at the time of any downgrade, whether any downgrade of a firm’s long-term credit rating precipitates downgrades to its short-term credit rating, and assumptions about the potential behaviors of various customers, investors and counterparties. Actual outflows could be higher or lower than this hypothetical example, depending upon certain factors including which credit rating agency downgrades our credit rating, any management or restructuring actions that could be taken to reduce cash outflows and the potential liquidity impact from loss of unsecured funding (such as from money market funds) or loss of secured funding capacity. Although, unsecured and secured funding stresses are included in our stress testing scenarios and a portion of our total liquid assets is held against these risks, it is still the case that a credit rating downgrade could have a material adverse effect on Santander, and/or its subsidiaries, including SHUSA.

In addition, if we were required to cancel our derivatives contracts with certain counterparties and were unable to replace such contracts, our market risk profile could be altered.

In light of the difficulties in the financial services industry and the financial markets, there can be no assurance that the rating agencies will maintain the current ratings or outlooks. Failure to maintain favorable ratings and outlooks would likely increase the cost of funding to Santander and adversely affect interest margins, which could have a material adverse effect on us.

Risk Management

Failure to successfully implement and continue to improve our risk management policies, procedures and methods, including our credit risk management system, could materially and adversely affect us, and we may be exposed to unidentified or unanticipated risks.

The management of risk is an integral part of our activities. We seek to monitor and manage our risk exposure through a variety of separate but complementary financial, credit, market, operational, compliance and legal reporting systems. While we employ a broad and diversified set of risk monitoring and risk mitigation techniques, such techniques and strategies may not be fully effective in mitigating our risk exposure in all economic market environments or against all types of risk, including risks that we fail to identify or anticipate.

Some of our qualitative tools and metrics for managing risk are based upon our use of observed historical market behavior. We apply statistical and other tools to these observations to arrive at quantifications of our risk exposures. These qualitative tools and metrics may fail to predict future risk exposures. These risk exposures could, for example, arise from factors we did not anticipate or correctly evaluate in our statistical models. This would limit our ability to manage our risks. Our losses thus could be significantly greater than the historical measures indicate. In addition, our quantified modeling does not take all risks into account. Our more qualitative approach to managing those risks could prove insufficient, exposing us to material unanticipated losses. If existing or potential customers believe our risk management is inadequate, they could take their business elsewhere. This could harm our reputation as well as our revenues and profits.

As a commercial bank, one of the main types of risks inherent in our business is credit risk. For example, an important feature of our credit risk management system is to employ an internal credit rating system to assess the particular risk profile of a customer. As this process involves detailed analyses of the customer, taking into account both quantitative and qualitative factors, it is subject to human error. In exercising their judgment, our employees may not always be able to assign an accurate credit rating to a customer or credit risk, which may result in our exposure to higher credit risks than indicated by our risk rating system.

In addition, we have been trying to refine our credit policies and guidelines to address potential risks associated with particular industries or types of customers. However, we may not be able to timely detect these risks before they occur, or due to limited tools available to us, our employees may not be able to effectively implement them, which may increase our credit risk. Failure to effectively implement, consistently follow or continuously refine our credit risk management system may result in an increase in the level of non-performing loans and a higher risk exposure for us, which could have a material adverse effect on us.

Credit Risks

If we are unable to effectively control the level of non-performing or poor credit quality loans in the future, or if our loan loss reserves are insufficient to cover future loan losses, this could have a material adverse effect on us.

Risks arising from changes in credit quality and the recoverability of loans and amounts due from counterparties are inherent in a wide range of our businesses. Non-performing or low credit quality loans have in the past and can continue to negatively impact our results of operations. We cannot assure you that we will be able to effectively control the level of the impaired loans in our total loan portfolio. In particular, the amount of our reported non-performing loans may increase in the future as a result of growth in our total loan portfolio, including as a result of loan portfolios that we may acquire in the future, or factors beyond our control, such as adverse changes in the credit quality of our borrowers and counterparties or a general deterioration in economic conditions in the United States or global economic conditions, impact of political events, events affecting certain industries or events affecting financial markets and global economies.

Our current loan loss reserves may not be adequate to cover any increase in the amount of non-performing loans or any future deterioration in the overall credit quality of our total loan portfolio. Our loan loss reserves are based on our current assessment of and expectations concerning various factors affecting the quality of our loan portfolio. These factors include, among other things, our borrowers’ financial condition, repayment abilities and repayment intentions, the realizable value of any collateral, the prospects for support from any guarantor, government macroeconomic policies, interest rates and the legal and regulatory environment. As the recent global financial crisis has demonstrated, many of these factors are beyond our control. As a result, there is no precise method for predicting loan and credit losses, and we cannot assure you that our loan loss reserves will be sufficient to cover actual losses. If our assessment of and expectations concerning the above mentioned factors differ from actual developments, if the quality of our total loan portfolio deteriorates, for any reason, including the increase in lending to individuals and small and medium enterprises, the volume increase in the credit card portfolio and the introduction of new products, or if the future actual losses exceed our estimates of incurred losses, we may be required to increase our loan loss reserves, which may adversely affect us. If we were unable to control or reduce the level of our non-performing or poor credit quality loans, this could have a material adverse effect on us.

Mortgage loans are one of our principal assets, comprising 19.2% of our loan portfolio as of December 31, 2013. As a result, we are exposed to developments in housing markets. From 2002 to 2007, demand for housing and mortgage financing increased significantly driven by, among other things, economic growth, declining unemployment rates, demographic and social trends. During late 2007, the housing market began to adjust as a result of excess supply and higher interest rates. Since 2008, as economic growth stalled persistent housing oversupply, decreased housing demand, rising unemployment, subdued earnings growth, greater pressure on disposable income, a decline in the availability of mortgage finance and the continued effect of global market volatility have caused home prices to decline, while mortgage delinquencies increased. These trends, especially higher unemployment rates coupled with declining real estate prices, could have a material adverse impact on our mortgage payment delinquency rates, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Our loan and investment portfolios are subject to risk of prepayment, which could have a material adverse effect on us.

Our fixed rate loan and investment portfolios are subject to prepayment risk, which results from the ability of a borrower or issuer to pay a debt obligation prior to maturity. Generally, in a declining interest rate environment, prepayment activity increases, which reduces the weighted average lives of our earning assets and could have a material adverse effect on us. We would also be required to amortize net premiums into income over a shorter period of time, thereby reducing the corresponding asset yield and net interest income. Prepayment risk also has a significant adverse impact on credit card and collateralized mortgage loans, since prepayments could shorten the weighted average life of these assets, which may result in a mismatch in our funding obligations and reinvestment at lower yields. Prepayment risk is inherent to our commercial activity and an increase in prepayments could have a material adverse effect on us.

We are subject to counterparty risk in our banking business.

We are exposed to counterparty risk in addition to credit risks associated with lending activities. Counterparty risk may arise from, for example, investing in securities of third parties, entering into derivative contracts under which counterparties have obligations to make payments to us or executing securities, futures, currency or commodity trades from proprietary trading activities that fail to settle at the required time due to non-delivery by the counterparty or systems failure by clearing agents, clearing houses or other financial intermediaries.

We routinely transact with counterparties in the financial services industry, including brokers and dealers, commercial banks, investment banks, mutual funds, hedge funds and other institutional clients. Defaults by, and even rumors or questions about the solvency of, certain financial institutions and the financial services industry generally have led to market-wide liquidity problems and could lead to losses or defaults by other institutions. Many of the routine transactions we enter into expose us to significant credit risk in the event of default by one of our significant counterparties.

Our exposure to individuals and small and mid-sized businesses could lead to higher levels of past due loans, allowances for loan losses and charge-offs.

A substantial number of our customers consist of individuals and small and mid-sized companies. As part of our business strategy, we seek to increase lending and other services to small companies and individuals. Small companies and lower- to- middle- income individuals are, however, more likely to be affected by downturns in the economy than large corporations and higher-income individuals. If the economy experiences a significant downturn, this could materially adversely affect the liquidity, businesses and financial conditions of our customers, which may in turn cause us to experience higher levels of past-due loans, thereby resulting in higher provisions for loan losses and subsequent charge-offs. This may materially and adversely affect our asset quality, results of operations and financial condition.

The value of the collateral securing our loans may not be sufficient, and we may be unable to realize the full value of the collateral securing our loan portfolio.

The value of the collateral securing our loan portfolio may fluctuate or decline due to factors beyond our control, including macroeconomic factors affecting the United States. We may also not have sufficiently recent information on the value of collateral, which may result in an inaccurate assessment for impairment losses of our loans secured by such collateral. If this were to occur, we may need to make additional provisions to cover actual impairment losses of our loans, which may materially and adversely affect our results of operations and financial condition.

Market Risks

Our financial results are constantly exposed to market risk. We are subject to fluctuations in interest rates and other market risks, which may materially and adversely affect us.

Market risk refers to the probability of variations in our net interest income or in the market value of our assets and liabilities due to volatility of interest rate, exchange rate or equity price. Changes in interest rates affect the following areas, among others, of our business:

•	net interest income;

•	the volume of loans originated;

•	the market value of our securities holdings;

•	gains from sales of loans and securities; and

•	gains and losses from derivatives.

Variations in short-term interest rates could affect our net interest income, which comprises the majority of our revenue, reducing our growth rate and might even resulting in losses. When interest rates rise, we may be required to pay higher interest on floating-rate borrowings while interest earned on our predominately fixed-rate assets does not rise as quickly, which could cause profits to grow at a reduced rate or decline in some parts of our portfolio. Interest rates are highly sensitive to many factors beyond our control, including increased regulation of the financial sector, monetary policies, domestic and international economic and political conditions and other factors.

Increases in interest rates may reduce the volume of loans we originate. Sustained high interest rates have historically discouraged customers from borrowing and have resulted in increased delinquencies in outstanding loans and deterioration in the quality of assets. Increases in interest rates may also reduce the propensity of our customers to prepay or refinance fixed-rate loans. Increases in interest rates may reduce the value of our financial assets and may reduce gains or require us to record losses on sales of our loans or securities.

If interest rates decrease, although this is likely to decrease our funding costs, it is likely to adversely impact the income we receive arising from our investments in securities as well as loans with similar maturities. In addition, we may also experience increased delinquencies in a low interest rate environment when such an environment is accompanied by high unemployment and recessionary conditions.

The market value of a security with a fixed interest rate generally decreases when prevailing interest rates rise, which may have an adverse effect on our earnings and financial condition. In addition, we may incur costs (which, in turn, will impact our results) as we implement strategies to reduce future interest rate exposure. The market value of an obligation with a floating interest rate can be adversely affected when interest rates increase, due to a lag in the implementation of repricing terms or an inability to refinance at lower rates.

We are also exposed to foreign exchange rate risk as a result of mismatches between assets and liabilities denominated in different currencies. Fluctuations in the exchange rate between currencies may negatively affect our earnings and value of our assets and securities.

We are also exposed to equity price risk in connection with our trading investments in equity securities. The performance of financial markets may cause changes in the value of our investment and trading portfolios. The volatility of world equity markets due to the continued economic uncertainty and sovereign debt crisis has had a particularly strong impact on the financial sector. Continued volatility may affect the value of our investments in entities in this sector and, depending on their fair value and future recovery expectations, could become a permanent impairment which would be subject to write-offs against our results. To the extent any of these risks materialize, our net interest income or the market value of our assets and liabilities could be materially adversely affected.

Interest rates do and will continue to fluctuate and management cannot predict future Federal Reserve actions or other factors that may cause rates to change.

Market conditions have, and could result, in material changes to the estimated fair values of our financial assets. Negative fair value adjustments could have a material adverse effect on our operating results, financial condition and prospects.

In the past six years, financial markets have been subject to significant stress resulting in steep falls in perceived or actual financial asset values, particularly due to volatility in global financial markets and the resulting widening of credit spreads. We have material exposures to securities and other investments that are recorded at fair value and are therefore exposed to potential negative fair value adjustments. Asset valuations in future periods, reflecting then-prevailing market conditions, may result in negative changes in the fair values of our financial assets and these may also translate into increased impairments. In addition, the value ultimately realized by us on disposal may be lower than the current fair value. Any of these factors could require us to record negative fair value adjustments, which may have a material adverse effect on our operating results, financial condition or prospects.

In addition, to the extent that fair values are determined using financial valuation models, such values may be inaccurate or subject to change, as the data used by such models may not be available or may become unavailable due to changes in market conditions, particularly for illiquid assets, and particularly in times of economic instability. In such circumstances, our valuation methodologies require us to make assumptions, judgments and estimates in order to establish fair value, and reliable assumptions are difficult to make and are inherently uncertain and valuation models are complex, making them inherently imperfect predictors of actual results. Any consequential impairments or write-downs could have a material adverse effect on our operating results, financial condition and prospects.

We are subject to market, operational and other related risks associated with our derivative transactions that could have a material adverse effect on us.

We enter into derivative transactions for trading purposes as well as for hedging purposes. We are subject to market, credit and operational risks associated with these transactions, including basis risk (the risk of loss associated with variations in the spread between the asset yield and the funding and/or hedge cost) and credit or default risk (the risk of insolvency or other inability of the counterparty to a particular transaction to perform its obligations thereunder, including providing sufficient collateral).

Market practices and documentation for derivative transactions in the countries where we operate differ from each other. In addition, the execution and performance of these transactions depends on our ability to maintain adequate control and administration systems and to hire and retain qualified personnel. Moreover, our ability to adequately monitor, analyze and report derivative transactions continues to depend, to a great extent, on our information technology systems. This factor further increases the risks associated with these transactions and could have a material adverse effect on us.

Technology Risks

Any failure to effectively improve or upgrade our information technology infrastructure and management information systems in a timely manner could have a material adverse effect on us.

Our ability to remain competitive depends in part on our ability to upgrade our information technology on a timely and cost-effective basis. We must continually make significant investments and improvements in our information technology infrastructure in order to remain competitive. We cannot assure you that in the future we will be able to maintain the level of capital expenditures necessary to support the improvement or upgrading of our information technology infrastructure. Any failure to effectively improve or upgrade our information technology infrastructure and management information systems in a timely manner could have a material adverse effect on us.

System Integration Risks Exist Related to the Acquisition of the Company by Santander

Systems integration risks are typically broad-reaching, and impact multiple processes. As such, they are difficult to mitigate. In 2013, the Company continued to make a significant investment in technology with its IT Core project, which changed its production system and infrastructures by incorporating all the retail branch systems onto a common platform. While the overall conversion was successful, the resolution of issues identified in the transition process will impact technology resources for some time. As well, there will likely be additional downstream projects identified as the impact of process change is felt. As such, the risk still exists, and is part of the non-prudential operational risk category in the Company's Risk Tolerance Statement. However, the Company believes these risks are manageable and within the permitted Risk Tolerance.

Risks relating to data collection, processing and storage systems are inherent in our business.

Our businesses depend on the ability to process a large number of transactions efficiently and accurately, and on our ability to rely on our digital technologies, computer and email services, software and networks, as well as on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. The proper functioning of financial control, accounting or other data collection and processing systems is critical to our businesses and to our ability to compete effectively. Losses can result from inadequate personnel, inadequate or failed internal control processes and systems, or from external events that interrupt normal business operations. We also face the risk that the design of our controls and procedures prove to be inadequate or are circumvented. Although we work with our clients, vendors, service providers, counterparties and other third parties to develop secure transmission capabilities and prevent against cyber-attacks, we routinely exchange personal, confidential and proprietary information by electronic means, and we may be the target of attempted cyber-attacks. If we cannot maintain an effective data collection, management and processing system, we may be materially and adversely affected.

We take protective measures and continuously monitor and develop our systems to protect our technology infrastructure and data from misappropriation or corruption, but our systems, software and networks nevertheless may be vulnerable to unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact. An interception, misuse or mishandling of personal, confidential or proprietary information sent to or received from a client, vendor, service provider, counterparty or third party could result in legal liability, regulatory action and reputational harm. There can be no assurance that we will not suffer material losses from operational risk in the future, including relating to cyber-attacks or other such security breaches. Further, as cyber-attacks continue to evolve, we may incur significant costs in its attempt to modify or enhance our protective measures or investigate or remediate any vulnerabilities.

Failure to protect personal information could adversely affect us.

We manage and hold confidential personal information of customers in the conduct of our banking operations. Although we have procedures and controls to safeguard personal information in our possession, unauthorized disclosures could subject us to legal actions and administrative sanctions as well as damages that could materially and adversely affect our results of operations and financial condition.

Other Business Risks

Our loan portfolio may not continue to grow at the same rate and economic turmoil may lead to a contraction in our loan portfolio.

There can be no assurance that our loan portfolio will continue to grow at rates similar to the historical growth rate to date. A reversal of the rate of growth of the economy, a slowdown in the growth of customer demand, an increase in market competition or changes in governmental regulations could adversely affect the rate of growth of our loan portfolio and our risk index and, accordingly, increase our required allowances for loan losses.

The financial problems faced by our customers could adversely affect us.

Market turmoil and economic recession could materially and adversely affect the liquidity, businesses and/or financial conditions of our borrowers, which could in turn increase our own non-performing loan ratios, impair our loan and other financial assets and result in decreased demand for borrowings in general. In addition, our customers may further significantly decrease their risk tolerance to non-deposit investments such as stocks, bonds and mutual funds, which would adversely affect our fee and commission income. Any of the conditions described above could have a material adverse effect on our business, financial condition and results of operations.

Changes in our pension liabilities and obligations could have a material adverse effect on us.

We provide retirement benefits for many of our former and current employees through a number of employee benefit plans. We calculate the amount of our defined benefit obligations using actuarial techniques and assumptions, including mortality rates, the rate of increase of salaries, discount rates, inflation, the expected rate of return on plan assets, or others. These calculations are based on accounting principles generally accepted in the United States, ("GAAP") and on those other requirements defined by the local supervisors. Given the nature of these obligations, changes in the assumptions that support valuations, including market conditions, can result in actuarial losses which would in turn impact the financial condition of our pension funds. Because pension obligations are generally long-term obligations, fluctuations in interest rates have a material impact on the projected costs of our defined benefit obligations and therefore on the amount of pension expense that we accrue.

Any increase in the current size of the deficit in our defined benefit pension plan, due to reduction in the value of the pension fund assets (depending on the performance of financial markets) or an increase in the pension fund liabilities due to changes in mortality assumptions, the rate of increase of salaries, discount rate assumptions, inflation, the expected rate of return on plan assets, or other factors, could result in our having to make increased contributions to reduce or satisfy the deficits which would divert resources from use in other areas of our business and reduce our capital resources. While we can control a number of the above factors, there are some over which we have no or limited control. Increases in our pension liabilities and obligations could have an adverse effect on our business, financial condition and results of operations.

Portions of our loan portfolio are subject to risks relating to force majeure events and any such event could materially adversely affect our operating results.

Our financial and operating performance may be adversely affected by force majeure events, such as natural disasters, particularly in locations where a significant portion of our loan portfolio is composed of real estate loans. Natural disasters such as earthquakes and floods may cause widespread damage which could impair the asset quality of our loan portfolio and could have an adverse impact on the economy of the affected region.

Increased competition and industry consolidation may adversely affect our results of operations.

We face substantial competition in all parts of our business, including in originating loans and in attracting deposits. The competition in originating loans comes principally from other domestic and foreign banks, mortgage banking companies, consumer finance companies, insurance companies and other lenders and purchasers of loans.

In addition, there has been a trend towards consolidation in the banking industry, which has created larger and stronger banks with which we must now compete. There can be no assurance that this increased competition will not adversely affect our growth prospects, and therefore our operations. We also face competition from non-bank competitors, such as brokerage companies, department stores (for some credit products), leasing and factoring companies, mutual fund and pension fund management companies and insurance companies.

Increasing competition could require that we increase our rates offered on deposits or lower the rates we charge on loans, which could also have a material adverse effect on us, including our profitability. It may also negatively affect our business results and prospects by, among other things, limiting our ability to increase our customer base and expand our operations and increasing competition for investment opportunities.

In addition, if our customer service levels were perceived by the market to be materially below those of our competitor financial institutions, we could lose existing and potential business. If we are not successful in retaining and strengthening customer relationships, we may lose market share, incur losses on some or all of our activities or fail to attract new deposits or retain existing deposits, which could have a material adverse effect on our operating results, financial condition and prospects.

Our ability to maintain our competitive position depends, in part, on the success of new products and services we offer our clients and our ability to continue offering products and services from third parties, and we may not be able to manage various risks we face as we expand our range of products and services that could have a material adverse effect on us.

The success of our operations and our profitability depends, in part, on the success of new products and services we offer our clients and our ability to continue offering products and services from third parties. However, we cannot guarantee that our new products and services will be responsive to client demands or successful once they are offered to our clients, or that they will be successful in the future. In addition, our clients’ needs or desires may change over time, and such changes may render our products and services obsolete, outdated or unattractive and we may not be able to develop new products that meet our clients’ changing needs. If we cannot respond in a timely fashion to the changing needs of our clients, we may lose clients, which could in turn materially and adversely affect us.

As we expand the range of our products and services, some of which may be at an early stage of development in the markets of certain regions where we operate, we will be exposed to new and potentially increasingly complex risks and development expenses in those markets, with respect to which our experience and the experience of our partners may not be helpful. Our employees and our risk management systems may not be adequate to handle such risks. In addition, the cost of developing products that are not launched is likely to affect our results of operations. Any or all of these factors, individually or collectively, could have a material adverse effect on us.

If we are unable to manage the growth of our operations, this could have an adverse impact on our profitability.

We allocate management and planning resources to develop strategic plans for organic growth, and to identify possible acquisitions and disposals and areas for restructuring our businesses. From time to time, we evaluate acquisition and partnership opportunities that we believe offer additional value to our shareholders and are consistent with our business strategy. However, we may not be able to identify suitable acquisition or partnership candidates, and our ability to benefit from any such acquisitions and partnerships will depend in part on our successful integration of those businesses such integration entails significant risks such as unforeseen difficulties in integrating operations and systems and unexpected liabilities or contingencies relating to the acquired businesses, including legal claims. We can give no assurances that our expectations with regards to integration and synergies will materialize. We also cannot provide assurance that we will, in all cases, be able to manage our growth effectively or deliver our strategic growth objectives. Challenges that may result from our strategic growth decisions include our ability to:

•	manage efficiently the operations and employees of expanding businesses;

•	maintain or grow our existing customer base;

•	assess the value, strengths and weaknesses of investment or acquisition candidates;

•	finance strategic investments or acquisitions;

•	fully integrate strategic investments, or newly-established entities or acquisitions in line with its strategy;

•	align our current information technology systems adequately with those of an enlarged group;

•	apply our risk management policy effectively to an enlarged group; and

•	manage a growing number of entities without over-committing management or losing key personnel.

Any failure to manage growth effectively, including relating to any or all of the above challenges associated with our growth plans, could have a material adverse effect on our operating results, financial condition and prospects.

We rely on recruiting, retaining and developing appropriate senior management and skilled personnel.

Our continued success depends in part on the continued service of key members of our management team. The ability to continue to attract, train, motivate and retain highly qualified professionals is a key element of our strategy. The successful implementation of our growth strategy depends on the availability of skilled management, both at our head office and at each of our business units. If we or one of our business units or other functions fails to staff its operations appropriately or loses one or more of its key senior executives and fails to replace them in a satisfactory and timely manner, our business, financial condition and results of operations, including control and operational risks, may be adversely affected.

In addition, the financial industry has and may continue to experience more stringent regulation of employee compensation, which could have an adverse effect on our ability to hire or retain the most qualified employees. If we fail or are unable to attract and appropriately train, motivate and retain qualified professionals, our business may also be adversely affected.

We rely on third parties for important products and services.

Third-party vendors provide key components of our business infrastructure such as loan and deposit servicing systems, internet connections and network access. Any problems caused by these third parties, including as a result of their not providing us their services for any reason or their performing their services poorly, could adversely affect our ability to deliver products and services to customers and otherwise to conduct business. Replacing these third-party vendors could also entail significant delays and expense.

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

Actions by the financial services industry generally or by certain members of, or individuals in, the industry can also affect our reputation. For example, the role played by financial services firms in the financial crisis and the seeming shift toward increasing regulatory supervision and enforcement has caused public perception of us and others in the financial services industry to decline.

We could suffer significant reputational harm if we fail to properly identify and manage potential conflicts of interest. Management of potential conflicts of interest has become increasingly complex as we expand our business activities through more numerous transactions, obligations and interests with and among our clients. The failure to adequately address, or the perceived failure to adequately address, conflicts of interest could affect the willingness of clients to deal with us, or give rise to litigation or enforcement actions against us. Therefore, there can be no assurance that conflicts of interest will not arise in the future that could cause material harm to us.

We engage in transactions with our subsidiaries or affiliates that others may not consider to be on an arm’s-length basis.

We and our affiliates have entered into a number of services agreements pursuant to which we render services, such as administrative, accounting, finance, treasury, legal services and others.

United States law applicable to public companies and financial groups and institutions provide for several procedures designed to ensure that the transactions entered into with or among our financial subsidiaries and/or affiliates do not deviate from prevailing market conditions for those types of transactions.

We are likely to continue to engage in transactions with our affiliates. Future conflicts of interests between us and any of affiliates, or among our affiliates, may arise, which conflicts are not required to be and may not be resolved in our favor.

The financial results of SCUSA could have a negative impact on the Company's operating results and financial condition.

SCUSA provides a significant source of funding to the Company through earnings. The investment in SCUSA involves risk, including the possibility that poor operating results of SCUSA could negatively affect the operating results of SHUSA.
Factors that affect the financial results of SCUSA in addition to those which have been previously addressed, include, but are not limited to:

•
Periods of economic slowdown may result in decreased demand for automobiles as well as declining values of automobiles and other consumer products used as collateral to secure outstanding accounts. Higher gasoline prices, the general availability of consumer credit, and other factors which impact consumer confidence could increase loss frequency and decrease consumer demand for automobiles. In addition, during an economic slowdown, servicing costs may increase without a corresponding increase in finance charge income. Changes in the economy may impact the collateral value of repossessed automobiles and repossession and foreclosure sales may not yield sufficient proceeds to repay the receivables in full and may result in losses.

•
SCUSA’s growth strategy is subject to significant risks, some of which are outside of its control, including general economic conditions, the ability to obtain adequate financing for growth, laws and regulatory environments of the states in which the business seeks to operate, competition in new markets, the ability to attract new customers, the ability to recruit qualified personnel, and the ability to obtain and maintain all required approvals, permits, and licenses on a timely basis.

•
SCUSA’s agreement with Chrysler may not result in the anticipated levels of growth and the agreement is subject to certain performance conditions that could result in its termination if SCUSA is unable to meet them.

•
SCUSA’s business may be negatively impacted if it is unsuccessful in developing and maintaining relationships with automobile dealerships that correlate to SCUSA’s ability to acquire loans and automotive leases. In addition, economic downturns may result in the closure of dealerships and corresponding decreases in sales and loan volumes.

•
SCUSA has repurchase obligations in its capacity as a servicer in securitizations and whole-loan sales. If significant repurchases of assets or other payments are required under its responsibility as a servicer, it could have a material adverse effect on SCUSA’s financial condition, liquidity, and results of operations.

•
The obligations associated with being a public company will require significant resources and management attention which will increase the costs of SCUSA's operations and may divert focus from business operations. As a result of its IPO, SCUSA is now required to remain in compliance with the reporting requirements of the SEC and the New York Stock Exchange (NYSE), maintain corporate infrastructure required of a public company, and incur significant legal and financial compliance costs, which may divert SCUSA management’s attention and resources from implementing its growth strategy.

•
The market price of SCUSA’s common stock may be volatile, which could cause the value of an investment in SCUSA’s common stock to decline. Conditions affecting the market price of SCUSA’s common stock may be beyond SCUSA’s control and include general market conditions, economic factors, actual or anticipated fluctuations in quarterly operating results, changes in or failure to meet publicly disclosed expectations related to future financial performance, analysts’ estimates of SCUSA’s financial performance or lack of research or reports by industry analysts, changes in market valuations of similar companies, future sales of SCUSA common stock, or additions or departures of key personnel.

Consolidation of our financial results with SCUSA’s following its IPO may adversely impact our liquidity and capital ratios and may require us to raise additional capital.

On January 22, 2014, SCUSA’s registration statement for its IPO was declared effective by the SEC. Prior to the IPO, our ownership interest in SCUSA was accounted for as an equity-method investment. Following the closing of the IPO, we will consolidate the financial results of SCUSA in our financial statements beginning with our quarterly report for the three-month period ending March 31, 2014. The consolidation of SCUSA’s financial results with ours will result in a material increase in our total assets. Higher capital requirements resulting from an increase in our assets could lead to a material decline in our capital ratios. If we cease to be “well-capitalized,” it could result in increasing oversight and regulation or restrict our ability to make capital distributions or sell or purchase assets. The consolidation could also impact our ability to meet or maintain our liquidity position, which could increase borrowing costs, limit access to capital and money markets or otherwise adversely affect our business, results of operations or financial condition. If SCUSA’s assets grow rapidly, or if its asset base experiences a decline in credit quality or an increase in the riskiness of its loans, that may increase the amount of capital we need to hold to maintain capital levels we believe are prudent and satisfy applicable regulatory requirements. If we are not able to meet or maintain the higher capital requirements that will apply to us as a result of our consolidation of SCUSA’s financial results, we may face operational limitations and our financial performance may be materially and adversely affected.

Additionally, consolidation of SCUSA in the future could expose the Company to new risks, including those associated with sub-prime lending, wholesale funding, and capital adequacy.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

SHUSA utilizes 806 buildings that occupy a total of 5.8 million square feet, including 229 owned properties with 1.7 million square feet, 452 leased properties with 2.4 million square feet and 125 sale and leaseback properties with 1.7 million square feet. The executive and primary administrative offices for SHUSA and the Bank are located at 75 State Street, Boston, Massachusetts. This location is leased by the Company.

Seven major buildings serve as the headquarters or house significant operational and administrative functions, and are identified below:

Columbia Park Operations Center - Dorchester, Massachusetts - Leased

195 Montague Street Lending and Administrative Offices - Brooklyn, New York - Owned

East Providence Call Center and Operations and Loan Processing Center - East Providence, Rhode Island - Leased

75 State Street Administrative Offices - Boston, Massachusetts - Leased

405 Penn Street Santander Bank Plaza Call Center and Operations and Loan Processing Center - Reading, Pennsylvania - Leased

601 Penn Street Loan Processing Center - Reading, Pennsylvania - Owned

1130 Berkshire Boulevard Administrative Offices - Wyomissing, Pennsylvania - Owned

The majority of the seven properties of the Company identified above are utilized for general corporate purposes. The remaining 799 properties consist primarily of bank branches and lending offices used by the Retail Banking segment.

For additional information regarding the Company's properties refer to Note 5 - "Premises and Equipment" and Note 18 - "Commitments, Contingencies and Guarantees" in the Notes to Consolidated Financial Statements in Item 8 of this Report.

ITEM 3 - LEGAL PROCEEDINGS

Reference should be made to Note 14 to the Consolidated Financial Statements for disclosure regarding the lawsuit filed by SHUSA against the Internal Revenue Service and Note 18 to the Consolidated Financial Statements for SHUSA’s litigation disclosure, which are incorporated herein by reference.

ITEM 4 - MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock was traded on the NYSE under the symbol “SOV” through January 29, 2009. On January 30, 2009, all shares of the Company's common stock were acquired by Santander and de-listed from the NYSE. Following such de-listing, there has not been, nor is there currently, an established public trading market in shares of the Company’s common stock. As of the date of this filing, Santander was the sole holder of the Company’s common stock.

Refer to the Liquidity and Capital Resources section in Item 7, MD&A, for further discussion on dividends.

Refer to Note 15 to the Consolidated Financial Statements for further discussion on equity compensation plans.

ITEM 6 - SELECTED FINANCIAL DATA

	SELECTED FINANCIAL DATA FOR THE YEAR ENDED DECEMBER 31,
(Dollars in thousands)	2013	2012	2011 (1)	2010	2009
Balance Sheet Data
Total assets (2)	$77,144,021	$85,790,202	$80,565,199	$89,651,815	$82,953,215
Loans held for investment, net of allowance	49,087,340	51,375,442	50,223,888	62,820,434	55,733,953
Loans held-for-sale at fair value	128,949	843,442	352,471	150,063	118,994
Investment securities	12,466,635	19,737,743	16,133,946	15,691,984	14,301,638
Total deposits and other customer accounts	49,521,406	50,790,038	47,797,515	42,673,293	44,428,065
Borrowings and other debt obligations (3)	12,376,624	19,264,206	18,278,433	33,630,117	27,235,151
Total liabilities	63,599,038	72,548,200	67,969,036	78,391,145	73,565,680
Total stockholder's equity	13,544,983	13,242,002	12,596,163	11,260,670	9,387,535
Summary Statement of Operations
Total interest income	$2,295,891	$2,547,881	$5,253,013	$4,784,489	$4,423,586
Total interest expense	782,120	873,758	1,388,199	1,385,850	1,780,082
Net interest income	1,513,771	1,674,123	3,864,814	3,398,639	2,643,504
Provision for credit losses (4)	46,850	392,800	1,319,951	1,627,026	1,984,537
Net interest income after provision for credit losses	1,466,921	1,281,323	2,544,863	1,771,613	658,967
Total non-interest income (5)	1,088,083	1,139,596	1,981,823	1,002,856	320,885
Total general and administrative expenses(6)	1,662,063	1,481,248	1,842,224	1,573,100	1,520,460
Total other expenses (7)	104,538	484,884	517,937	182,384	582,291
Income/(loss) before income taxes	788,403	454,787	2,166,525	1,018,985	(1,122,899)
Income tax provision/(benefit) (8)	160,300	(106,448)	908,279	(40,390)	(1,284,464)
Net income	$628,103	$561,235	$1,258,246	$1,059,375	$161,565
Selected Financial Ratios
Return on average assets (9)	0.79%	0.68%	1.37%	1.25%	0.20%
Return on average equity (9)	4.64%	4.29%	10.53%	10.12%	1.98%
Average equity to average assets (9)	16.96%	15.75%	12.97%	12.34%	9.89%
Efficiency ratio (9)	67.90%	69.88%	40.37%	39.88%	70.93%

Certain prior period amounts have been reclassified to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements.

(1)
SCUSA’s results of operations were consolidated with the Company's results from January 2009 until December 31, 2011. Effective December 31, 2011, SCUSA's investors entered into an agreement providing its investors with several substantive participating shareholder rights which precluded the Company from controlling SCUSA. As a result, SCUSA was deconsolidated and accounted for as an equity-method investment. At December 31, 2011, the SCUSA deconsolidation resulted in decreases to total assets, net loans, investments, and borrowings of $17.6 billion, $16.7 billion, $188.3 million, and $16.8 billion, respectively.

(2)	The decrease of $8.6 billion for total assets from 2012 to 2013 was primarily due to investment sales and changes to the loan portfolio strategy.

(3)	The overall decrease to the borrowings and other debt obligations is primarily due to the Company's use of portions of the proceeds from the sale of investment securities to pay off borrowed funds.

(4)
The U.S. recession during 2009 and prior years and resulting continued levels of high unemployment have negatively impacted provisions for credit losses. Beginning in 2010 and continuing through 2013, the Company began to experience favorable credit quality trends and declining provisions due, in large part, to the modest economic recovery in the U.S. and the Company’s footprint. Due to the improving credit quality trends, the provision for credit losses decreased by $346.0 million from 2012 to 2013.

(5)
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

(6)
Increases in general and administrative expenses from 2009 through 2011 were primarily due to increased compensation and benefit expenses. Compensation and benefit expense increased due to additional employee count and the reinstatement of personnel retirement benefits. Increases from 2010 to 2011 were also due to increased loan servicing expenses related to SCUSA. The decrease from 2011 to 2012 is due to the SCUSA transaction. Excluding SCUSA, general and administrative expenses in 2011 were $1.3 billion. The increase from 2011 to 2012 was due to increased compensation and benefit costs of $71.8 million related to increased headcount, and foreclosure review costs of $16.1 million. The increase from 2012 to 2013 was primarily due to increased compensation and benefit costs and increased spending on the Bank's rebranding.

(7)
Other expenses includes debt extinguishment charges of $6.9 million, $100.1 million and $38.7 million in 2013, 2012, and 2011, respectively. Other expenses also includes Trust PIERS litigation accrual expenses of $258.5 million in 2012. The increase in debt extinguishment charges in 2012 was related to the Trust PIERS litigation. The 2009 results include $299.1 million of merger-related and restructuring charges and costs primarily associated with the acquisition of the Company by Santander. Additionally, during the first quarter of 2009, the Bank redeemed $1.4 billion of high cost FHLB advances incurring a debt extinguishment charge of $68.7 million.

(8)
Refer to Note 14 of the Notes to Consolidated Financial Statements for additional information. The tax benefit in 2012 is mainly due to new investments in 2012 that qualify for federal tax credits. The income tax provision in 2011 includes the tax effect of the gain related to the SCUSA transaction of $381.6 million, the tax effect related to the accrual for the PIERS litigation, and an increase to the deferred tax valuation allowance. Due to the profitability of SHUSA in 2010 and expected future growth in profits of SHUSA by the end of 2010, SHUSA began to consider the projected taxable income of the total company, and not just that of SCUSA, in its realizability analysis. As a result, the Company was able to reduce its deferred tax valuation allowance by $309.0 million for the year ended December 31, 2010. During 2009, Santander contributed SCUSA to SHUSA. As a result of incorporating the future taxable income projections of SCUSA, the Company was able to reduce its deferred tax valuation allowance by $1.3 billion for the year ended December 31, 2009.

(9)	For further information on these ratios, see the Non-GAAP Financial Measures section of the MD&A.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

Santander Holdings USA, Inc. ("SHUSA or the Company") is the parent company of Santander Bank, N.A. (the "Bank"), a national banking association. SHUSA's principal executive offices are at 75 State Street, Boston, Massachusetts. The Bank's main office is in Wilmington, Delaware. The Bank, previously named Sovereign Bank, National Association, changed its name to Santander Bank, National Association on October 17, 2013. The Company is a wholly-owned subsidiary of Banco Santander, S.A. ("Santander").

Rebranding and marketing the Bank under the Santander brand and changing its name to Santander Bank marked an important transition in the Company's turnaround strategy. Santander is one of the world's most recognized financial brands, and rebranding aligns with the Bank's strategies to strengthen its position in the United States.

The Bank has retail branches, operations and team members located principally in Pennsylvania, Massachusetts, New Jersey, Connecticut, New Hampshire, New York, Rhode Island, Maryland, and Delaware. The Bank uses deposits, as well as other financing sources, to fund its loan and investment portfolios. The Bank earns interest income on its loans and investments. In addition, the Bank generates other income from a number of sources, including deposit and loan services, sales of loans and investment securities, capital markets products and bank-owned life insurance. The Bank's principal expenses include interest expense on deposits, borrowings and other debt obligations, employee compensation and benefits, occupancy and facility-related costs, technology and other administrative expenses. The Bank's loan and deposit volumes and, accordingly, the Company's financial results, are affected by the economic environment, including interest rates, consumer and business confidence and spending, as well as the competitive conditions within the Bank's geographic footprint.

ECONOMIC AND BUSINESS ENVIRONMENT

Overview

Throughout 2013, the U.S. economy continued to expand at a moderate pace as evidenced by continued consumer spending, declining unemployment rates, and movement in interest rates during the year.
For the full year of 2013, the U.S. real GDP increased 1.9% based on first estimates, compared with 2.8% growth in 2012. Several factors impacted the slowdown in 2013, including slower growth in commercial investment and decreased federal government spending. Consumer spending on goods, however, accelerated from 2012 to 2013.
In the fourth quarter of 2013, the Federal Open Market Committee (the "FOMC") confirmed speculation during the year by announcing that it would begin tapering its purchases of agency mortgage-backed securities ("MBS") and long-term Treasury securities in January 2014. The FOMC also re-affirmed its intention to maintain the range for the federal funds rate between 0 and .25% as long as unemployment remains above 6.5%. According to the U.S. Bureau of Labor Statistics, at December 31, 2013, the unemployment rate was 6.7%, compared to 7.8% at December 31, 2012.
The economic conditions continue to present both relief and new challenges within the financial services industry.
Outside of FOMC monetary policy, the ten-year U.S. Treasury bond rate, a commonly tracked benchmark for the industry for its correlation to mortgage rates, increased from 1.76% at December 31, 2012 to 3.03% at December 31, 2013.
In September 2013, the OCC issued a report stating that mortgage performance continued to improve during 2013, including increases to the number of current and performing loans, decreases to number of seriously delinquent loans, and decreases to the number of loans in foreclosure. The report cited increased scrutiny on underwriting standards and improving trends in economic indicators as factors in the favorable movements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The banking industry also remains challenged by the impact of the continued low interest rate environment on net interest income, and by the competitive pressures caused by a slowly growing economy in the U.S. The industry continues to rely on non-interest activities to support revenue growth.
Conversely, the slight increase in interest rates during the year stalled residential mortgage origination and refinances. According to the Mortgage Banker’s Association (the "MBA"), U.S. mortgage originations dropped 32.8% from the fourth quarter of 2012 to the third quarter of 2013. Initial estimates from the MBA show continued slowing in the fourth quarter of 2013. Looking ahead into 2014, the MBA projects mortgage rates to reach 5.0% in 2014 and mortgage originations to decline about 33% from 2013.
Commercial banks have been impacted slightly favorably by improving trends in the commercial real estate industry. In the five years preceding 2013, the commercial real estate industry had endured a difficult business environment, characterized by tightened lending conditions and a severe recession. A drop in corporate profits forced many businesses to consolidate operations through closures and workforce reductions. Consequently, vacancy rates increased and commercial real estate prices dropped due to weakened demand. This contraction in the U.S. business sector significantly hindered the industry’s performance during this time. In 2013, however, there was a 3.4% increase in corporate profits according to IBIS World. The increase in corporate profits coincided with commercial and multifamily loan originations, which increased 16% from the fourth quarter of 2012 to the fourth quarter of 2013. IBIS World projects continued growth in corporate profits, with an estimated 4.1% increase in corporate profits in 2014 alone which are expected to feed a continued upward trend in commercial loan originations.

European Exposure

Concerns about the European Union’s sovereign debt and the future of the euro have caused uncertainty for financial markets globally. Other than borrowing agreements and related party transactions with its parent company, Santander, as further described in Note 12 and Note 22 to the Consolidated Financial Statements, the Company's exposure to European countries includes the following:

December 31, 2013
Country	Covered Bonds	Financial Institution Bonds	Non-Financial Institutions Bonds	Government Institution Bonds	Total
	(in thousands)
France		186,660	30,037		216,697
Germany			$140,576		$140,576
Great Britain		77,693	287,889		365,582
Italy		48,828	42,674		91,502
Netherlands		74,010	5,004		79,014
Norway			7,993		7,993
Portugal			41,396		41,396
Spain	94,544	4,098	121,808	67,914	288,364
Sweden		25,888			25,888
Switzerland		14,454			14,454
	$94,544	$431,631	$677,377	$67,914	$1,271,466

The market value of the Company's European exposure at December 31, 2013 was $1.3 billion.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

December 31, 2012
Country	Covered Bonds	Financial Institution Bonds	Non-Financial Institutions Bonds	Government Institution Bonds	Total
	(in thousands)
France	—	166,755	30,000	—	196,755
Germany	—	—	87,000	—	87,000
Great Britain	53,548	147,235	149,265	—	350,048
Italy	—	—	69,768	—	69,768
Netherlands	99,350	71,700	5,000	—	176,050
Norway	—	—	8,000	—	8,000
Portugal	—	—	40,000	—	40,000
Spain	92,395	—	121,160	74,750	288,305
Sweden	78,372	—	—	—	78,372
Switzerland	102,000	94,010	—	—	196,010
	$425,665	$479,700	$510,193	$74,750	$1,490,308

The market value of the Company's European exposure at December 31, 2012 was $1.5 billion.

The preceding investments are included within "Corporate Debt Securities" in the Note 3 to the Consolidated Financial Statements. The Company's total exposure to European entities decreased $218.8 million, or 14.7%, from December 31, 2012 to December 31, 2013. The decrease was primarily due to sales of corporate debt securities and collateralized mortgage obligations during the second and third quarters of 2013.

As of December 31, 2013 and 2012, the Company had approximately $174.9 million and $129.8 million, respectively, of loans that were denominated in a currency other than the USD.

Overall, gross exposure to the foregoing countries was less than 1.0% of the Company's total assets as of December 31, 2013. The Company currently does not have credit protection on any of these exposures, nor does it provide lending services in Europe. The Company transacts with various European banks as counterparties to interest rate swaps and foreign currency transactions for its hedging and customer-related activities; however, these derivative transactions are subject to master netting and collateral support agreements, which significantly limit the Company’s exposure to loss.

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

Credit Rating Actions

The following table presents Moody's and S&P credit ratings for the Bank, SHUSA, Santander and the Kingdom of Spain ("Spain") as of December 31, 2013:

	BANK		SHUSA		SANTANDER		SPAIN
	Moody's	S&P	Moody's	S&P	Moody's	S&P	Moody's	S&P
LT Senior Debt	Baa1	BBB	Baa2	BBB	Baa2	BBB	Baa3	BBB-
ST Deposits	P-2	A-2	P-2	A-2	P-2	A-2	P-3	A-3
Outlook	Stable	Stable	Negative	Stable	Negative	Stable	Stable	Stable

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SHUSA funds its operations independently of the other entities owned by Santander, and believes its business is not necessarily closely related to the business or outlook of other entities owned by Santander. During the fourth quarter of 2013, Moody's upgraded the outlook of Spain from Negative to Stable. During that same quarter, S&P upgraded the outlook of the Bank, SHUSA, Santander, and the Kingdom of Spain from Negative to Stable. During the first quarter of 2014, Moody's upgraded the rating of Spain as well as the outlook and rating of Santander. Future adverse changes in the credit ratings of Santander or the Kingdom of Spain could also further adversely impact SHUSA's or its subsidiaries' credit ratings, and any other adverse change in the condition of Santander could adversely affect SHUSA.
The Bank estimates a further 1 or 2 notch downgrade by either S&P or Moody's would require the Bank to post up to an additional $4.3 million or $4.5 million in collateral, respectively, to comply with existing derivative agreements.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the DFA, which instituted major changes to the banking and financial institutions regulatory regimes was enacted. The DFA includes a number of provisions designed to promote enhanced supervision and regulation of financial companies and financial markets. The DFA introduced a substantial number of reforms that reshape the structure of the regulation of the financial services industry, requiring that more than 200 regulations be written. Although the full impact of this legislation on the Company and the industry will not be known until these regulations are complete, which could take several years, the enhanced regulation will involve higher compliance costs, and certain elements have negatively affected the Company's revenue and earnings.

More specifically, the DFA imposes heightened prudential requirements on bank holding companies ("BHCs") with at least $50.0 billion in total consolidated assets (often referred to as “systemically important financial institutions”), which includes the Company, and requires the Federal Reserve to establish prudential standards for such BHCs that are more stringent than those applicable to other BHCs, including standards for risk-based capital requirements and leverage limits; heightened capital standards, including eliminating trust preferred securities as Tier 1 regulatory capital; enhanced risk-management requirements; credit exposure reporting and concentration limits; and early remediation/orderly liquidation requirements. These changes are expected to impact the profitability and growth of the Company.

Under the enhanced supervision framework mandated by the DFA, the Company is subject to annual stress tests by the Federal Reserve, and the Company and the Bank are required to conduct semi-annual and annual stress tests, respectively, reporting results to the Federal Reserve and the OCC. The Federal Reserve also has discretionary authority to establish additional prudential standards, on its own or at the Financial Stability Oversight Council's recommendation, regarding contingent capital, enhanced public disclosures, short-term debt limits, and otherwise as it deems appropriate.

In June 2011 the Federal Reserve issued the final rule implementing debit card interchange fee and routing regulation. The final rule establishes standards for assessing whether debit card interchange fees received by debit card issuers are “reasonable and proportional” to the costs incurred by issuers for electronic debit transactions, and prohibits network exclusivity arrangements on debit cards to ensure merchants have choices in how debit card transactions are routed.

The DFA also established the CFPB, which has broad powers to set the requirements for the terms and conditions of financial products. This has resulted in and is expected to continue to result in increased compliance costs and reduced revenue.

The Bank routinely executes interest rate swaps for the management of its asset-liability mix, and also executes such swaps with its borrower clients. Under the DFA, the Bank is required to post collateral with certain of its counterparties and clearing exchanges. While clearing these financial instruments offers some benefits and additional transparency in valuation, the systems requirements for clearing execution add operational complexities to the business and accordingly increase operational risk exposure.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Provisions of the DFA relating to the applicability of state consumer protection laws to national banks, including the Bank, became effective in July 2011. Questions may arise as to whether certain state consumer financial laws that were previously preempted by federal law are no longer preempted as a result of these new provisions. Depending on how such questions are resolved, the Bank may experience an increase in state-level regulation of its retail banking business and additional compliance obligations, revenue impacts and costs.

Under the Volcker Rule, also promulgated under the DFA, banking entities generally may not engage in proprietary trading of securities, derivatives, commodity futures and options on those instruments for their own accounts. Exemptions exists for banking entities acting on behalf of their customers, certain market-making and underwriting activities, risk-mitigating hedging activities, and trading in certain government securities. In addition, under the Volcker Rule, banking entities generally may not own, acquire, or retain any equity or partnership interest in "cover funds," including many hedge funds and private equity funds. Exemptions exist for certain loan securitizations, public welfare investments, and limited ownership of covered funds for which the banking entity provides investment or other advisory services. The Volcker Rule requires banking entities to maintain comprehensive compliance programs, documentation and reporting to conduct permitted activities. Conformance with the Volcker Rule will be required by July 21, 2015.

The DFA and certain other legislation and regulations impose various restrictions on compensation of certain executive offers. Our ability to attract and/or retain talented personnel may be adversely affected by these restrictions.

Other requirements of the DFA include increases in the amount of deposit insurance assessments the Bank must pay; changes to the nature and levels of fees charged to consumers which are negatively affecting the Bank's income; and increasing regulation of the derivatives markets through measures that broaden the derivative instruments subject to regulation and require clearing and exchange trading as well as impose additional capital and margin requirements for derivatives market participants, which will increase the cost of conducting this business.

Basel III

New and evolving capital standards, both as a result of the DFA and the implementation in the U.S. of Basel III, could have a significant effect on banks and BHCs, including SHUSA and the Bank. In October 2013, the Federal Reserve, FDIC and OCC released final U.S. Basel III regulatory capital rules implementing the global regulatory capital reforms of Basel III. The final rules establish a comprehensive capital framework that includes both the advanced approaches for the largest internationally active U.S. banks, formerly known as Basel II, and a standardized approach that will apply to all banking organizations with over $500 million in assets. Subject to various transition periods, the rule is effective for the largest banks on January 1, 2014, and for all other banks on January 1, 2015.
The new rules narrow the definition of regulatory capital and establish higher minimum risk-based capital ratios that, when fully phased in, will require banking organizations, including SHUSA and the Bank, to maintain a minimum CET1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0% and a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average total consolidated assets. The effective date of these requirements for SHUSA and the Bank is January 1, 2015.

A capital conservation buffer of 2.5% above each of these levels (to be phased in over three years starting in 2016, beginning at 0.625% and increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019) will be required for banking institutions to avoid restrictions on their ability to make capital distributions, including the payment of dividends.

The final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights ("MSRs"), deferred tax assets dependent upon future taxable income, and significant investments in non-consolidated financial entities be deducted from CET1 to the extent any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 is to begin on January 1, 2015 and be phased in over three years for SHUSA and the Bank.

As of December 31, 2013, the Bank's and SHUSA's CET1 ratios under Basel III on a fully phased-in basis under the standardized approach were 13.58% and 11.05%, respectively, based on management's interpretation of the final rules adopted by the Federal Reserve in July 2013. As mentioned above, the minimum required CET1 ratio is comprised of the 4.5% minimum and the 2.5% conservation buffer.  On that basis, we believe that, as of December 31, 2013, the Company would remain well-capitalized under the currently enacted capital adequacy requirements of Basel III, including when implemented on a fully phased-in basis.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

See the Bank Regulatory Capital section in Part II, Item 7 of this MD&A for the Company's capital ratios under Basel I standards. The implementation of certain regulations and standards relating to regulatory capital could disproportionately affect our regulatory capital position relative to that of our competitors, including those that may not be subject to the same regulatory requirements as the Company.

Historically, regulation and monitoring of bank and BHC liquidity has been addressed as a supervisory matter, both in the U.S. and internationally, without required formulaic measures. The Basel III liquidity framework will require banks and BHCs to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, will be required by regulation going forward. One test, referred to as the LCR, is designed to ensure that a banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to its expected net cash outflow for a 30-day time horizon. The other, referred to as the NSFR, is designed to promote more medium and long-term funding of the assets and activities of banking entities over a one-year time horizon. On October 24, 2013, the Federal Reserve, FDIC and OCC issued a proposal to implement the Basel III LCR for certain internationally active banks and non-bank financial companies and a modified version of the LCR for certain depository institution holding companies that are not internationally active. The LCR and modified LCR are based on the Basel III liquidity framework, and would be an enhanced prudential liquidity standard consistent with the Dodd-Frank Act. The proposed effective date is January 1, 2015, subject to a two-year phase-in period. The comment period for the proposal ended on January 31, 2014. The proposal did not include the NSFR.

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

Enhanced Prudential Standards for Capital Adequacy

In January 2012, the federal banking regulators published proposed rules on annual stress tests to be performed by banks having total consolidated assets of more than $10 billion. The Company is subject to these annual tests, which are already required by the DFA. In addition to the annual stress testing requirement, under the proposal, the Company would also be subject to certain additional reporting and disclosure requirements. The Company was required to conduct its stress test and report results to the Federal Reserve in January 2013.

Foreign Bank Organizations

On February 19, 2014, the Federal Reserve issued final rules to strengthen regulatory oversight of foreign banking organizations. These rules require foreign banking organizations, such as the Company's parent, Santander, with over $50 billion in global consolidated assets and over $10 billion in total assets held by its U.S. subsidiaries, to create a U.S. intermediate holding company (an "IHC") over all of its U.S. bank and U.S. non-bank subsidiaries. U.S. branches and agencies of foreign banks are not included in the IHC. The formation of these IHCs will allow U.S. regulators to supervise these institutions similarly to U.S. systemically important BHCs, meaning that they will be subject to similar capital rules and enhanced prudential standards, including capital stress tests, single-counterparty credit limits, overall risk management, and early remediation requirements. As a result of this rule, Santander would be required to transfer its U.S. bank and non-bank subsidiaries to an IHC structure. Institutions will be required to comply with these new standards by July 1, 2016.

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

As a BHC, the Company is subject to the comprehensive, consolidated supervision and regulation of the Federal Reserve. The Company is subject to risk-based and leverage capital requirements and information reporting requirements. As a BHC with more than $50.0 billion in total consolidated assets, it is subject to the heightened prudential and other requirements for large BHCs, including capital plan and capital stress testing requirements as defined under the Federal Reserve's capital plan rule, enhanced capital and liquidity, and orderly liquidation or "living will" requirements. The Company completed the required capital stress testing for the 2013 CapPR program even though it was not included in the 2013 CapPR group of BHCs by the Federal Reserve. The Company was included in the 2014 Comprehensive Capital Analysis and Review program by the Federal Reserve.

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

Foreclosure Matters

On April 13, 2011, the Bank consented to the issuance of a consent order by its previous primary federal banking regulator at that time, the Office of Thrift Supervision ("OTS"), as part of an interagency horizontal review of foreclosure practices at 14 mortgage servicers. Upon its conversion to a national bank on January 26, 2012, the Bank entered into a stipulation consenting to the issuance of a consent order (the "Order") by the OCC, which contains the same terms as the OTS consent order.

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

On January 7, 2013, the Bank and nine other mortgage servicing companies subject to enforcement actions for deficient practices in mortgage loan servicing and foreclosure processing reached an agreement in principle with the OCC and the Federal Reserve to make cash payments and provide other assistance to borrowers. On February 28, 2013, the agreements were finalized with all ten mortgage servicing companies, including the Bank. Other assistance includes reductions of principal on first and second liens, payments to assist with short sales, deficiency balance waivers on past foreclosures and short sales, and forbearance assistance for unemployed homeowners. On January 24, 2013, twelve other mortgage servicing companies subject to enforcement action for deficient practices in mortgage loan servicing and foreclosure processes also reached an agreement with the OCC or the Federal Reserve, as applicable.

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

Under the agreement, the Bank paid $6.2 million into a remediation fund, the majority of which has been distributed to borrowers, and will engage in mortgage modifications over the next two years in an aggregate principal amount of $9.9 million. In return, the OCC will waive any civil money penalties that could have been assessed against the Bank. From January 7, 2013 through September 30, 2013, the Company received credit from the OCC in the amount of $74.1 million, which represents the principal balance of completed loss mitigation activities with its borrowers. Accordingly, as of December 31, 2013, the Bank had already far exceeded its requirements under the settlement agreement.

The Bank represents 0.17% of the total $9.3 billion settlement among the participating banks and is the smallest participant in the agreement. The total $16.1 million related to the remediation fund and mortgage modifications was fully reserved at December 31, 2012.

Identity Theft Protection Product Matter

The Bank has been in discussions to address concerns that some customers may have paid for but did not receive certain benefits of an identity theft protection product from a third-party vendor. The Bank has begun discussions with the third-party vendor on potential remedial actions to impacted customers. During 2013, fees expected to be returned to customers of $30.0 million were expensed within General and administrative expenses on the Consolidated Statement of Operations. As of December 31, 2013, $11.5 million of payments were returned to customers as the first phase of the remediation.

Risk Management Framework

Building on enhancements started in 2012, SHUSA further strengthened its risk management framework in 2013.

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

The CEO is ultimately responsible for risk management. SHUSA has established a risk governance structure that allocates responsibilities for risk management across front-line business personnel, a risk management function that is independent of these business personnel and an independent audit function (sometimes called a “three lines of defense” model). Under this model, businesses maintain responsibility for identifying the risks generated through their business activities and mitigating them. The CRO, who reports to the CEO and is independent of any business line, is responsible for developing and maintaining a risk framework that ensures risks are appropriately identified and mitigated, and for reporting on the overall level of risk in the Company. The CRO also reports to the Company's Board Enterprise Risk Committee. Internal audit is responsible for testing the effectiveness of this risk management framework and for reporting its conclusions to the Board of Directors, through its Audit Committee.

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

RESULTS OF OPERATIONS

The following discussion reviews the Company's financial performance from a consolidated perspective over the past three years. This review is analyzed in the following two sections - "Results of Operations for the Years Ended December 31, 2013 and 2012" and "Results of Operations for the Years Ended December 31, 2012 and 2011." Each section includes a detailed income statement and segment results review. Key consolidated balance sheet trends are discussed in the "Financial Condition" section.

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

GENERAL

	For the Year Ended December 31,
	2013	2012
	(in thousands)
Net interest income	$1,513,771	$1,674,123
Provision for credit losses	(46,850)	(392,800)
Total non-interest income	1,088,083	1,139,596
General and administrative expenses	(1,662,063)	(1,481,248)
Other expenses	(104,538)	(484,884)
Income before income tax	788,403	454,787
Income tax (provision)/benefit	(160,300)	106,448
Net income	$628,103	$561,235

The Company reported pre-tax income of $788.4 million for the year ended December 31, 2013, compared to pre-tax income of $454.8 million for the year ended December 31, 2012.

The major factors affecting the comparison between 2013 and 2012 results of operations were:

•
Net interest income decreased $160.4 million for the year ended December 31, 2013 compared to the same period in 2012. This decrease is primarily due to decreases in both the loan and investment portfolio balances. The decrease was slightly offset by lower interest expense resulting from the repayment of borrowings during the year.

•
The provision for credit losses decreased $346.0 million for the year ended December 31, 2013, compared to the corresponding period in 2012. This decrease is primarily due to overall continued improvement in the credit quality of the loan portfolio.

•
Total non-interest income decreased $51.5 million for the year ended December 31, 2013 compared to the same period in 2012, primarily due to significantly lower gains on sales of investment securities, partially offset by higher mortgage banking income and commercial fee income.

•
General and administrative expenses increased $180.8 million for the year ended December 31, 2013 compared to 2012. This increase is primarily due to increases in compensation and benefits, occupancy and equipment, and other administrative expenses.

•
Other expenses decreased $380.3 million for the year ended December 31, 2013, compared to 2012. This decrease is primarily due to the $258.5 million decrease in litigation accruals related to the Trust PIERS tender offers completed during the fourth quarter of 2012, as well as decreases in debt extinguishment expenses from 2012, which did not recur in 2013.

•
Income taxes resulted in a provision of $160.3 million for the year ended December 31, 2013 from a benefit of $106.4 million for 2012. The benefit was due to dividends from SCUSA and investment tax credits from direct financing lease transactions in 2012 which did not recur in 2013.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-GAAP FINANCIAL MEASURES

The Company's non-GAAP information has limitations as an analytical tool and, therefore, should not be considered in isolation or as a substitute for analysis of our results or any performance measures under GAAP as set forth in the Company's financial statements. These limitations should be compensated for by relying primarily on the Company's GAAP results and using this non-GAAP information only as a supplement to evaluate the Company's performance.

The Company considers various measures when evaluating capital utilization and adequacy. These calculations are intended to complement the capital ratios defined by banking regulators for both absolute and comparative purposes. Because GAAP does not include capital ratio measures, the Company believes that there are no comparable GAAP financial measures to these ratios. These ratios are not formally defined by GAAP or codified in federal banking regulations and, therefore, are considered to be non-GAAP financial measures. Since analysts and banking regulators may assess the Company's capital adequacy using these ratios, the Company believes they are useful to provide investors the ability to assess its capital adequacy on the same basis. The Company believes these non-GAAP measures are important because they reflect the level of capital available to withstand unexpected market conditions. Additionally, presentation of these measures allows readers to compare certain aspects of the Company's capitalization to other organizations. However, because there are no standardized definitions for these ratios, the Company's calculations may not be directly comparable with those of other organizations, and the usefulness of these measures to investors may be limited. As a result, the Company encourages readers to consider its Consolidated Financial Statements in their entirety and not to rely on any single financial measure.

The following table reconciles non-GAAP financial measures to GAAP.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Return on average assets:
Net income	$628,103	$561,235	$1,258,246	$1,059,375	$161,565
Average assets	79,827,648	83,044,676	92,078,048	84,843,371	82,348,782
Return on average assets	0.79%	0.68%	1.37%	1.25%	0.20%

Return on average equity:
Net income	$628,103	$561,235	$1,258,246	$1,059,375	$161,565
Average equity	13,541,112	13,075,464	11,944,901	10,469,100	8,148,366
Return on average equity	4.64%	4.29%	10.53%	10.12%	1.98%

Average equity to average assets:
Average equity	$13,541,112	$13,075,464	$11,944,901	$10,469,100	$8,148,366
Average assets	79,827,648	83,044,676	92,078,048	84,843,371	82,348,782
Average equity to average assets	16.96%	15.75%	12.97%	12.34%	9.89%

Efficiency ratio:
General and administrative expenses	$1,662,063	$1,481,248	$1,842,224	$1,573,100	$1,520,460
Other expenses	104,538	484,884	517,937	182,384	582,291
Total expenses (numerator)	1,766,601	1,966,132	2,360,161	1,755,484	2,102,751

Net interest income	1,513,771	1,674,123	3,864,814	3,398,639	2,643,504
Non-interest income	1,088,083	1,139,596	1,981,823	1,002,856	320,885
Total net interest income and non-interest income (denominator)	2,601,854	2,813,719	5,846,637	4,401,495	2,964,389

Efficiency ratio	67.90%	69.88%	40.37%	39.88%	70.93%

Basel I Tier 1 Common Capital Ratio [1]:
Santander Bank, N.A.
Total stockholder's equity (GAAP)	$12,789,333	$12,849,368
Less: Goodwill and other certain intangible assets	(3,855,989)	(3,883,179)
Servicing assets	(14,661)	(9,961)
Deferred tax assets	(1,110,314)	(1,192,261)
Other	(2,584)	—
Accumulated losses/(gains) on certain available-for-sale securities and cash flow hedges	254,368	(54,334)
Add: Deferred tax liabilities	330,275	317,540
Tier 1 common capital (numerator)	8,390,428	8,027,173
Risk weighted assets (denominator)[2]	60,090,948	62,411,116
Ratio	13.96%	12.86%

SHUSA
Total stockholder's equity (GAAP)	$13,544,983	$13,242,002
Less: Goodwill and other certain intangible assets	(3,877,781)	(3,904,970)
Servicing assets	(14,661)	(9,961)
Deferred tax assets	(1,244,512)	(1,313,501)
Other	(2,834)	(5,336)
Accumulated losses/(gains) on certain available-for-sale securities and cash flow hedges	254,368	(54,334)
Preferred stock	(195,445)	(195,445)
Add: Deferred tax liabilities	330,275	317,540
Tier 1 common capital (numerator)	8,794,393	8,075,995
Risk weighted assets (denominator)[2]	62,775,900	64,959,248
Ratio	14.01%	12.43%

1 Ratio presented due to regulators emphasizing the Tier 1 common capital ratio in their evaluation of bank and BHC capital levels, although this metric is not provided for in bank regulations. For all BHCs undergoing its Comprehensive Capital Analysis and Review, the Federal Reserve has established a 5% minimum Tier 1 common capital ratio under stress scenarios.
2 Under the banking agencies' risk-based capital guidelines, assets and credit equivalent amounts of derivatives and off-balance sheet exposures are assigned to broad risk categories. The aggregate dollar amount in each risk category is multiplied by the associated risk weight of the category. The resulting weighted values are added together with the measure for market risk, resulting in the Company's and the Bank's total risk-weighted assets.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NET INTEREST INCOME

	For the Year Ended December 31,
	2013	2012
	(in thousands)
Interest-earning deposits	$6,494	$5,497
Investments available-for-sale	302,820	371,111
Other investments	27,669	22,214
Total interest income on investment securities and interest-earning deposits	336,983	398,822

Interest on loans	1,958,908	2,149,059
Deposits and customer accounts	(211,520)	(238,019)
Borrowings and other debt obligations	(570,600)	(635,739)
Net interest income	$1,513,771	$1,674,123

Net interest income decreased $160.4 million, or 9.6% for the year ended December 31, 2013 compared to 2012. This decrease was primarily due to an overall decrease in the investment and loan portfolio, offset by a decrease in interest expense due to repayment of borrowings during the year.

Net Interest Income on Investment Securities and Interest-Earning Deposits

Interest income on investment securities and interest-earning deposits decreased $61.8 million for the year ended December 31, 2013 compared to the corresponding period in 2012. The decrease is primarily attributed to the decrease in the available-for-sale investment portfolio resulting from the sale of MBS and collateralized mortgage obligations ("CMO") securities concentrated in the second and third quarters of 2013.

The average balance of investment securities and interest-earning deposits was $18.0 billion, with an average tax-equivalent yield of 2.1% for the year ended December 31, 2013, compared to an average balance of $19.5 billion with an average yield of 2.2% in 2012.

Interest Income on Loans

Interest income on loans decreased $190.2 million for the year ended December 31, 2013, compared to the same period in 2012.

Specifically, the decrease in interest income on loans was due to the following factors:

•
Interest income on the residential mortgage portfolio, decreased $71.6 million, or 14.9%, during the year ended December 31, 2013 compared to the same period in 2012, The decrease is primarily due to the strategic sale of mortgage loans as opposed to retaining loans for investments during the first three quarters of 2013.

•
Interest income on commercial loans, decreased $48.2 million, or 5.5% during the year ended December 31, 2013 compared to 2012, as a result of the lower average rate on commercial loans in 2013 compared to 2012.

•
Interest on consumer loans not secured by real estate decreased $61.7 million, or 13.9%, during the year ended December 31, 2013 compared to the same period in 2012. The decrease is primarily attributed to the run-off in non-strategic portfolios, including indirect auto.

The average balance of loans was $50.9 billion, with an average yield of 3.9% for 2013 compared to an average balance of $52.5 billion with an average yield of 4.1% for 2012. At December 31, 2013, approximately 41.2% of the Bank's total loan portfolio consists of variable rate loans which reprice at least monthly.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense on Deposits and Related Customer Accounts

Interest expense on deposits and related customer accounts decreased $26.5 million during the year ended December 31, 2013 compared to 2012. The average balance of deposits was $41.9 billion, with an average cost of 0.50%, for 2013, compared to an average balance of $41.4 billion with an average cost of 0.57% for 2012. The decrease in interest expense on deposits and related customer accounts was due to the continued lower interest rate environment in 2013 as well as the Company's continued focus on repositioning its account mix and increasing its lower-cost deposits.

Interest Expense on Borrowed Funds and Other Debt Obligations

Interest expense on borrowed funds and other debt obligations decreased $65.1 million during the year ended December 31, 2013, compared to the corresponding period in 2012. The decrease is primarily due to the Company's use of a portion of the proceeds from the sale of investment securities during the second and third quarters of 2013 to pay off existing borrowed funds. The average balance of total borrowings was $14.5 billion with an average cost of 3.9% for 2013, compared to an average balance of $18.4 billion with an average cost of 3.4% for 2012. The average balance of the Bank's borrowings was $11.7 billion with an average cost of 3.5% for 2013, compared to an average balance of $15.7 billion with an average cost of 3.0% for 2012. The average balance of SHUSA's borrowings was $2.7 billion with an average cost of 5.9% for 2013, compared to an average balance of $2.7 billion with an average cost of 6.0% for 2012.

The following table presents a summary on a tax equivalent basis of the Company’s average balances, the yields earned on average assets and the cost of average liabilities for the years indicated:

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
Years Ended December 31,
2013	2012	2011
Average Balance	Tax Equivalent Interest	Yield/ Rate	Average Balance	Tax Equivalent Interest	Yield/ Rate	Average Balance	Tax Equivalent Interest	Yield/Rate
(in thousands)
EARNING ASSETS
INVESTMENTS AND INTEREST-EARNING DEPOSITS	$17,995,203	$375,559	2.09%	$19,493,062	$434,878	2.23%	$16,609,467	$455,069	2.74%
LOANS(1):
Commercial loans	24,380,697	834,942	3.42%	24,117,972	882,697	3.66%	22,180,497	891,797	4.02%
Multi-family	7,799,415	346,125	4.44%	7,237,060	356,950	4.93%	6,954,761	352,159	5.06%
Consumer loans:
Residential mortgages	10,158,329	408,141	4.02%	11,535,089	479,693	4.16%	11,530,366	518,721	4.50%
Home equity loans and lines of credit	6,438,413	232,025	3.60%	6,775,922	251,500	3.71%	6,924,307	267,493	3.86%
Total consumer loans secured by real estate	16,596,742	640,166	3.86%	18,311,011	731,193	3.99%	18,454,673	786,214	4.26%
Auto loans	169,288	12,557	7.42%	578,211	40,839	7.06%	16,110,669	2,599,689	16.14%
Other (2)	1,944,357	138,627	7.13%	2,215,684	150,889	6.81%	2,435,783	215,503	8.85%
Total consumer	18,710,387	791,350	4.23%	21,104,906	922,921	4.37%	37,001,125	3,601,406	9.73%
Total loans	50,890,499	1,972,417	3.88%	52,459,938	2,162,568	4.12%	66,136,383	4,845,362	7.32%
Allowance for loan losses	(937,398)	—	—%	(1,039,611)	—	—%	(2,225,595)	—	—%
NET LOANS	49,953,101	1,972,417	3.95%	51,420,327	2,162,568	4.21%	63,910,788	4,845,362	7.58%
TOTAL EARNING ASSETS	67,948,304	2,347,976	3.46%	70,913,389	2,597,446	3.66%	80,520,255	5,300,431	6.58%
Other assets	11,879,344	12,131,287	11,557,793
TOTAL ASSETS	$79,827,648	$83,044,676	$92,078,048

INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest bearing demand deposits	$9,594,230	$15,280	0.16%	$9,094,035	$14,699	0.16%	$9,231,636	$19,218	0.21%
Savings	3,849,615	5,377	0.14%	3,753,851	5,778	0.15%	3,502,121	4,503	0.13%
Money market	18,065,866	78,198	0.43%	16,561,115	83,603	0.50%	16,049,921	99,185	0.62%
Certificate of Deposit ("CD")	10,391,908	112,663	1.08%	12,010,765	133,939	1.12%	10,378,880	125,805	1.21%
TOTAL INTEREST BEARING DEPOSITS	41,901,619	211,518	0.50%	41,419,766	238,019	0.57%	39,162,558	248,711	0.64%
BORROWED FUNDS:
FHLB advances	10,335,211	330,027	3.19%	11,613,869	372,058	3.20%	9,890,849	420,669	4.25%
Federal funds and repurchase agreements	535,800	2,111	0.39%	3,035,532	10,962	0.36%	1,904,642	5,982	0.31%
Other borrowings	3,589,165	238,463	6.64%	3,783,835	252,718	6.68%	19,056,403	712,837	3.74%
TOTAL BORROWED FUNDS	14,460,176	570,601	3.95%	18,433,236	635,738	3.45%	30,851,894	1,139,488	3.69%
TOTAL INTEREST BEARING FUNDING LIABILITIES	56,361,795	782,119	1.39%	59,853,002	873,757	1.46%	70,014,452	1,388,199	1.98%
Non-interest bearing demand deposits	7,940,852	8,061,992	7,623,390
Other liabilities (3)	1,983,889	2,054,218	2,495,305
TOTAL LIABILITIES	66,286,536	69,969,212	80,133,147
STOCKHOLDER’S EQUITY	13,541,112	13,075,464	11,944,901
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$79,827,648	$83,044,676	$92,078,048

TAX EQUIVALENT BASIS INTEREST INCOME	$1,565,857	$1,723,689	$3,912,232
NET INTEREST SPREAD (4)	2.07%	2.20%	4.60%
NET INTEREST MARGIN (5)	2.30%	2.43%	4.86%
TAX EQUIVALENT BASIS ADJUSTMENT	(52,086)	(49,566)	(47,418)
NET INTEREST INCOME	1,513,771	1,674,123	3,864,814
Ratio of interest-earning assets to interest-bearing liabilities	1.21	x	1.18	x	1.15	x

(1)
Interest on loans includes amortization of premiums and discounts on purchased loans and amortization of deferred loan fees, net of origination costs. Average loan balances include non-accrual loans and loans held-for-sale.

(2)	Primarily includes recreational vehicle ("RV"), marine and personal unsecured portfolios.

(3)	Primarily includes accrued payables, accrued expenses, unfunded liabilities and derivative liabilities.
(4) Represents the difference between the yield on total earning assets and the cost of total funding liabilities.
(5) Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

PROVISION FOR CREDIT LOSSES

The provision for credit losses is based upon credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for credit losses for 2013 was $46.9 million, compared to $392.8 million for 2012. The decrease in the provision can be attributed to an overall improvement in the credit quality of the loan portfolio. Specific factors contributing to the decrease include:

•
Commercial asset quality indicators for the commercial loan portfolio have improved. Commercial loans classified as "pass" increased, as a percentage of total commercial loans, to 94.6% at December 31, 2013 from 91.8% at December 31, 2012. Commercial loans classified as "substandard" or "doubtful" decreased $262.5 million, or 19.2%, from December 31, 2012 to December 31, 2013.

•
Loans requiring specific reserves in accordance with the Company's allowance methodology have decreased. At December 31, 2013, specific reserves were approximately 17% of the average recorded investment, down from 19% at December 31, 2012.

•
For the year ended December 31, 2013, charge-offs in the commercial and consumer loan portfolios decreased 63.1% and 29.6%, respectively, compared to December 31, 2012. Additionally, recoveries in the commercial loan portfolio increased 10.8% for the year ended December 31, 2013 compared to December 31, 2012.

•	Total past due loans decreased $221.3 million, or 16.2%, from December 31, 2012 to December 31, 2013.

•	For the year ended December 31, 2013, troubled debt restructurings ("TDRs") returned to accrual or paid off were $80.9 million, compared to $59.2 million for the year ended December 31, 2012.

•	Nonstrategic loan portfolios, which have experienced deteriorated credit quality, continue to run off and represented less than 1.6% of the total loan portfolio as of December 31, 2013.

•	Certain loans with deteriorated credit quality were sold in the secondary market during 2013, totaling $99.4 million.

The following table presents the activity in the allowance for credit losses for the periods indicated:

	Year Ended December 31,
	2013	2012
	(in thousands)
Allowance for loan losses, beginning of period	$1,013,469	$1,083,492
Allowance recorded as part of loans transferred from Santander	—	3,712
Charge-offs:
Commercial	123,517	335,114
Consumer secured by real estate	94,651	154,263
Consumer not secured by real estate	97,036	117,862
Total charge-offs	315,204	607,239
Recoveries:
Commercial	53,132	47,940
Consumer secured by real estate	14,148	8,935
Consumer not secured by real estate	31,942	37,344
Total recoveries	99,222	94,219
Charge-offs, net of recoveries	215,982	513,020
Provision for loan losses (1)	36,850	439,285
Allowance for loan losses, end of period	$834,337	$1,013,469
Reserve for unfunded lending commitments, beginning of period	$210,000	$256,485
Provision for unfunded lending commitments (1)	10,000	(46,485)
Reserve for unfunded lending commitments, end of period	$220,000	$210,000
Total allowance for credit losses, end of period	$1,054,337	$1,223,469

(1)	The Provision for credit losses in the Consolidated Statement of Operations is the sum of the total provision for loan losses and provision for unfunded lending commitments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company's net charge-offs decreased for the year ended December 31, 2013 compared to the year ended December 31, 2012, due to a decrease in both consumer and commercial loan charge-offs, as well as higher recoveries within the commercial portfolio.

The ratio of net loan charge-offs to average loans, including loans held-for-sale ("LHFS"), was 0.4% and 1.0% for the years ended December 31, 2013 and 2012, respectively. Commercial loan net charge-offs as a percentage of average commercial loans were 0.2% and 0.9% for the years ended December 31, 2013 and 2012, respectively. The consumer loan net charge-off ratio was 0.8% and 1.1% for the years ended December 31, 2013 and 2012, respectively. The decrease in net charge-offs is attributable to an increase in the overall credit quality of the loan portfolio, particularly the commercial loan portfolio.

NON-INTEREST INCOME

	For the Year Ended December 31,
	2013	2012
	(in thousands)
Consumer fees	$228,666	$240,099
Commercial fees	199,486	180,527
Mortgage banking income, net	122,036	83,816
Equity method investments	426,851	428,569
Bank-owned life insurance	57,041	58,669
Capital markets revenue	31,742	37,334
Net (loss)/gain on investment securities recognized in earnings	9,454	100,891
Miscellaneous income	12,807	9,691
Total non-interest income	$1,088,083	$1,139,596

Total non-interest income decreased $51.5 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. The decrease is primarily due to significantly lower gains on sales of investment securities, partially offset by higher mortgage banking income and commercial fee income.

Consumer Fees

Consumer fees decreased $11.4 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. This decrease was mainly due to a decrease in consumer deposit fees of $10.9 million, resulting from an overall decrease in funds availability charges. Fees have decreased mainly due to improving economic conditions, enabling customers to maintain minimum deposit account balances more easily.

Commercial Fees

Commercial fees increased $19.0 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase was primarily due to higher commercial loan fees, partially offset by lower commercial deposit fees. During 2013, commercial loan fees increased $24.2 million compared to 2012, mainly due to higher syndication fee income and an increase in significant loan originations during 2013. The increase in commercial loan fees was partially offset by a decrease in commercial deposit fees of $5.3 million during 2013 due to lower pricing.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mortgage Banking Revenue

	Year Ended December 31,
	2013	2012
	(in thousands)
Mortgage and multifamily servicing fees	$45,413	$51,279
Net gains on sales of residential mortgage loans and related securities	54,362	43,041
Net gains on sales of multi-family mortgage loans	45,961	5,341
Net (losses)/gains on hedging activities	(37,170)	26,960
Net gains/(losses) from changes in MSR fair value	36,479	(5,714)
MSR principal reductions	(23,009)	(37,091)
Total mortgage banking income, net	$122,036	$83,816

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

Mortgage banking revenue increased $38.2 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase was primarily due to an increase in the fair value of MSR assets and reductions in the multi-family recourse liability and government-sponsored entity ("GSE") reserve charges recorded in 2012. The MSR asset increase was the result of a decrease in prepayment speeds and mortgage refinancing, both a result of interest rate increases. The decrease in the recourse liability over the past year was due to an improvement in the credit quality of the underlying portfolio, combined with a decrease in exposure as the portfolio continues to mature, as well as the repurchase of $660.1 million loans from the Federal National Mortgage Association ("FNMA") during the third quarter of 2013 that had been previously sold with servicing retained.

Over the past two years, there have been fluctuations in mortgage interest rates. These fluctuations have significantly impacted the Company's mortgage banking revenue. The following table details certain residential mortgage rates for the Bank as of the dates indicated:

	30-Year Fixed	15-Year Fixed
March 31, 2012	3.99%	3.25%
June 30, 2012	3.75%	3.13%
September 30, 2012	3.50%	2.88%
December 31, 2012	3.38%	2.75%
March 31, 2013	3.63%	2.99%
June 30, 2013	4.38%	3.50%
September 30, 2013	4.38%	3.38%
December 31, 2013	4.63%	3.50%

Mortgage and multifamily servicing fees decreased $5.9 million for the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily due to a decrease in multifamily servicing fees. At December 31, 2013 and 2012, the Company serviced multifamily real estate loans for the benefit of others totaling $4.6 billion and $7.9 billion, respectively. The decrease in the serviced portfolio is due to loan run-off and the Company's repurchase of $660.1 million of loans from FNMA. At December 31, 2013 and 2012, the Company serviced residential real estate loan for the benefit of others totaling $14.5 billion and $13.6 billion, respectively.

Net gains on sales of residential mortgage loans and related securities increased $11.3 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 due to gains on sales resulting from increasing interest rates and higher GSE reserve charges in 2012. During the years ended December 31, 2013 and 2012, the Company sold $4.0 billion and $3.8 billion of loans for gains of $54.4 million and $43.0 million, respectively. Net gains on sales of residential mortgage loans for the year ended December 31, 2013 also includes GSE reserve charges of $20.7 million compared to $52.2 million for the year ended December 31, 2012. This decrease is due to lower levels of residential mortgage repurchase demands compared to 2012.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company periodically sells qualifying mortgage loans to the Federal Home Loan Mortgage Corporation ("FHLMC"), the Government National Mortgage Association ("GNMA") and FNMA in return for MBS issued by those agencies. The Company reclassifies the net book balance of loans sold to such agencies from loans to investment securities available-for-sale. For those loans sold to the agencies in which the Company retains the servicing rights, the Company allocates the net book balance transferred between servicing rights and investment securities based on their relative fair values.

Net gains on sales of multi-family mortgage loans increased $40.6 million for the year ended December 31, 2013 compared to the year ended December 31, 2012, due to a decrease in the FNMA recourse liability.

The Company previously sold multi-family loans to FNMA in the secondary market while retaining servicing. In September 2009, the Bank elected to stop these sales and, since that time, has retained all production for the multi-family loan portfolio. Under the terms of the multi-family sales program with FNMA, the Company retained a portion of the credit risk associated with those loans. The Company therefore retains a 100% first loss position on each multi-family loan sold to FNMA under the program until the earlier to occur of (i) the aggregate approved losses on multi-family loans sold to FNMA reaching the maximum loss exposure for the portfolio as a whole or (ii) all of the loans sold to FNMA under the program are fully paid off.

At December 31, 2013 and 2012, the Company serviced $4.3 billion and $7.5 billion, respectively, of multi-family loans for FNMA that had been sold to FNMA under this program. These loans had a credit loss exposure of $159.0 million and $160.0 million as of December 31, 2013 and 2012, respectively, and losses, if any, resulting from any representation or warranty defaults would be in addition to the credit loss exposure. The servicing asset for these loans was completely amortized in 2012.

The Company has established a liability related to the fair value of the retained credit exposure for multi-family loans sold to FNMA. This liability represents the amount the Company estimates it would have to pay a third party to assume the retained recourse obligation. The estimated liability also represents the present value of the estimated losses the portfolio is projected to incur based upon internal specific information and an industry-based default curve with a range of estimated losses. At December 31, 2013 and 2012, the Company had a liability of $68.0 million and $122.7 million, respectively, related to the fair value of the retained credit exposure for loans sold to FNMA under this program.

Net gains/(losses) on hedging activities decreased $64.1 million for the year ended December 31, 2013 compared to the year ended December 31, 2012 due to the mortgage rate environment and the significant decrease in the mortgage loan pipeline. The decrease can also be attributed to the Company's change in strategy to hold mortgage loans originated as opposed to originating them for sale.

Net gains/(losses) from changes in MSR fair value increased $42.2 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. The carrying value of the related MSRs at December 31, 2013 and December 31, 2012 was $141.8 million and $92.5 million, respectively. The increase in MSR assets was the result of a decrease in prepayment speeds and a reduction in mortgage refinancing due to interest rate increases.

MSR principal reductions decreased $14.1 million for the year ended December 31, 2013 compared to the year ended December 31, 2012, due to the reduction in prepayments and mortgage refinancing as a result of increases in interest rates.

Equity-Method Investments

Income from equity method investments remained relatively flat with a decrease of $1.7 million for the year ended December 31, 2013 compared to 2012. Equity-method investments primarily consists of the Company's equity-method investment in SCUSA.

Bank-Owned Life Insurance ("BOLI")

BOLI income represents fluctuations in the cash surrender value of life insurance policies on certain employees. The Bank is the beneficiary and recipient of the insurance proceeds. Income from BOLI remained relatively flat with a decrease of $1.6 million for the year ended December 31, 2013 compared to 2012.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net Gains / Losses on the Sale of Investment Securities

Net gains on sales of investment securities recognized in earnings were $9.5 million and $100.9 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. The year ended December 31, 2013 included the sale of collateralized mortgage obligations with a book value of $4.1 billion for a gain of $69.0 million, corporate debt securities with a book value of $905.7 million for a gain of $34.7 million, the sale of MBS, including collateralized mortgage obligations with a book value of $2.3 billion for a loss of $24.2, million and fair market value changes on derivative positions related to investment securities sales.

As a result of rising market interest rates, management made the decision during the second quarter of 2013 to reposition its balance sheet. Consistent with this strategy, the Company designated certain available-for-sale investment securities with a book value of $2.5 billion to be sold, which were in an unrealized loss position due to changes in market rates and asset spreads. The intent to sell these securities resulted in the Company recording $63.6 million of OTTI in other income in the Consolidated Statement of Operations during the second quarter of 2013. All of the securities designated for sale were sold in the third quarter of 2013.

GENERAL AND ADMINISTRATIVE EXPENSES

	For the Year Ended December 31,
	2013	2012
	(in thousands)
Compensation and benefits	$697,876	$655,312
Occupancy and equipment expenses	381,794	334,175
Technology expense	127,748	113,194
Outside services	102,356	94,546
Marketing expense	55,864	30,598
Loan expense	69,269	80,676
Other administrative expenses	227,156	172,747
Total general and administrative expenses	$1,662,063	$1,481,248

Total general and administrative expenses increased $180.8 million, or 12.2%, for the year ended December 31, 2013, compared to the same period in 2012. Factors contributing to this increase are as follows:

•	Compensation and benefit expenses increased $42.6 million for the year ended December 31, 2013 compared to 2012, mainly due to an increase in employee headcount.

•	Occupancy and equipment expenses increased $47.6 million for the year ended December 31, 2013 compared to 2012, largely due to branch improvements associated with the rebranding in 2013.

•	Technology services expenses increased $14.6 million for the year ended December 31, 2013 compared to 2012, due to the continuing maintenance and support of the Company's IT systems.

•
Marketing expense increased $25.3 million for the year ended December 31, 2013 compared to 2012, in conjunction with the Bank's rebranding. The Company paid a total of $92.0 million in 2013 related to its rebranding, compared to $9.1 million in 2012. Of this total, $21.3 million was expensed as incurred and $70.7 million was capitalized. These rebranding costs included signage changes, branch refurbishments, merchandising, advertising, accelerated depreciation, and other related costs.

•	Other administrative expenses increased $54.4 million, largely due to expenses related to state shares and franchise tax.

These increases were offset by a decrease in loan expense of $11.4 million due to lower loan servicing costs.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OTHER EXPENSES

	For the Year Ended December 31,
	2013	2012
	(in thousands)
Amortization of intangibles	$27,334	$37,222
Deposit insurance premiums and other costs	70,327	89,055
Loss on debt extinguishment	6,877	100,127
PIERS litigation accrual	—	258,480
Total other expenses	$104,538	$484,884

Total other expenses decreased $380.3 million, or 78.4%, for the year ended December 31, 2013 compared to 2012. The primary factors contributing to this decrease were:

•
Loss on debt extinguishment expenses decreased $93.3 million, largely due to the $36.2 million loss related to the prepayment of $290.0 million of FHLB advances, $47.0 million related to the Trust PIERS tender offer, and $10.1 million related to the $164.0 million of Capital Trust VI debentures that were tendered, all of which occurred in 2012.

•
PIERS litigation accrual decreased $258.5 million, due to the magistrate judge's recommendation on damages related to the Trust PIERS, which resulted to the Company's recognition of $258.5 million pre-tax income reduction during the third quarter of 2012.

INCOME TAX PROVISION/(BENEFIT)

An income tax provision of $160.3 million was recorded for the year ended December 31, 2013, compared to an income tax benefit of $106.4 million for the year ended December 31, 2012, resulting in an effective tax rate of 20.3% for 2013 compared to (23.4)% for 2012. The effective tax rate for 2013 was impacted by dividends from SCUSA and investment tax credits from a new investment in a variable interest entity ("VIE"). The effective tax rate for 2012 was also impacted by dividends from SCUSA and investment tax credits from direct financing lease transactions. Excluding the impact of these items, the Company's effective tax rates for 2013 and 2012 would have been 29.5% and 27.6%, respectively. See Note 14 to the Consolidated Financial Statements for a reconciliation of the Company's effective tax rate to the statutory federal rate of 35%.

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

The Company's effective tax rate in future periods will be affected by the results of operations allocated to the various tax jurisdictions within which the Company operates, any changes in income tax laws or regulations within those jurisdictions, and interpretations of income tax regulations by tax examiners that differ from those of the Company.

LINE OF BUSINESS RESULTS

General

The Company's segments consist of Retail Banking, Auto Finance & Alliances, Investment Services, Real Estate & Commercial Banking, Specialty & Government Banking, Non-Strategic Assets, and GBM & Large Corporate Banking. The Company also had a significant equity-method investment in SCUSA through 2013. See Note 22 to the Consolidated Financial Statements for additional information with respect to the Company's reporting segments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the first quarter of 2013, internal funds transfer pricing ("FTP") guidelines and methodologies were revised to align with Santander corporate criteria for internal management reporting. This change included implementation of contract-level liquidity premium methodology replacing the weighted average life method assumptions used in 2012 for internal management reporting. These changes in internal FTP guidelines and methodologies impact all reporting segments. However, the impact varies based on the segment's product portfolio composition.

Results Summary

Retail Banking

The Retail Banking segment's net interest income increased $42.9 million to $759.1 million for 2013, compared to 2012. This increase was primarily due to the Company's strategy to minimize higher-costing deposits and to pay off higher-cost debt in the lower interest rate environment. The net spread on a match-funded basis for this segment was 1.2% in 2013, compared to 1.1% in 2012. The average balance of the Retail Banking segment's gross loans was $19.1 billion in 2013 compared to $21.1 billion in 2012. The average balance of deposits was $37.3 billion in 2013, compared to $36.0 billion in 2012. The average assets balance of this segment was $19.6 billion in 2013, compared to $22.0 billion in 2012. Total non-interest income decreased $22.8 million to $344.1 million in 2013, primarily due to a decrease in deposit fees caused by a decrease in funds availability charges. Provision for credit losses decreased $123.8 million to $148.2 million for 2013 compared to 2012, primarily due to the Chapter 7 bankruptcy loans and the GSE reserve allocated to the Retail Banking segment in 2012 that did not recur in 2013. Total expenses increased $29.4 million to $861.4 million for 2013, compared to 2012, primarily due to increased compensation and benefit expenses resulting from higher employee headcount within the Retail Banking segment, and increased costs for rebranding. Income before taxes increased $114.4 million to $93.7 million for 2013 compared to 2012.

Auto Finance & Alliances

The Auto Finance & Alliances segment's net interest income increased $2.6 million to $17.8 million for 2013 compared to 2012. The net spread on a match-funded basis for this segment was 2.3% in 2013 compared 2.1% in 2012. The average balance of gross loans in 2013 was $775.5 million compared to $844.8 million in 2012. The average deposits balance was $61.0 million in 2013 compared to $51.6 million in 2012. Total average assets decreased to $772.9 million in 2013 from $836.1 million in 2012. Total expenses increased $4.0 million to $6.1 million for 2013, compared to 2012. Income before taxes was $10.7 million in 2013 compared to $14.6 million in 2012.

Investment Services

The Investment Services segment's total non-interest income increased $4.6 million to $49.3 million in 2013 compared to 2012. Total expenses increased $2.7 million to $35.1 million in 2013 compared to 2012. Income before taxes in 2013 was $14.3 million compared to $12.4 million in 2012.

Real Estate & Commercial Banking

Net interest income for the Real Estate & Commercial Banking segment decreased $7.1 million to $401.1 million for the year ended December 31, 2013 compared to 2012. The net spread on a match-funded basis was 1.9% for both 2013 and 2012. Average gross loans were $20.3 billion in 2013 compared to $20.1 billion in 2012. Average deposits were $6.1 billion in 2013 compared to $6.0 billion in 2012. Total average assets were $20.1 billion in 2013 compared to $19.7 billion in 2012. Total non-interest income increased $32.8 million to $105.0 million in 2013, compared to 2012, primarily due to higher commercial loan fees caused by higher syndication fee income and an increase in loan originations during 2013. The provision for credit losses decreased $41.9 million to a release of $49.7 million in 2013, compared to 2012, primarily due to a $39.0 million release stemming from the Real Estate segment as loan-to-value ("LTV") ratios kept improving and one-off recoveries took place. Total expenses increased $24.0 million in 2013, compared to 2012, partially due to the increase in employee headcount. Income before taxes was $401.0 million in 2013, compared to $357.3 million in 2012.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Specialty & Government Banking

The Specialty & Government Banking segment's net interest income increased $2.6 million in 2013, compared to 2012. The net spread on a match-funded basis was 1.9% in 2013, compared to 2.1% in 2012. Total average gross loans for this segment were $2.8 billion in 2013, compared to $2.2 billion in 2012. Total average deposits were $2.6 billion in 2013, compared to $2.3 billion in 2012. Total average assets were $8.2 billion in 2013, compared to $2.2 billion in 2012. Total non-interest income increased $3.4 million to $15.3 million in 2013, compared to 2012. Total expenses increased $5.9 million in 2013, compared to 2012. Income before taxes was $75.1 million in 2013, compared to $81.3 million in 2012.

GBM & Large Corporate Banking

Net interest income for the GBM & Large Corporate segment increased $27.8 million in 2013, compared to 2012.The net spread on a match-funded basis for this segment was 2.5% in 2013, compared to 2.3% in 2012. Average gross loans were $7.1 billion in 2013, compared to $6.6 billion in 2012. Average deposits were $0.8 billion in 2013, compared to $1.1 billion in 2012. The total average assets balance in 2013 was $8.2 billion, compared to $7.5 billion in 2012. Total non-interest income increased $20.7 million to $81.7 million in 2013, compared to 2012. The provision for credit losses decreased $15.9 million to a release of $0.9 million in 2013 compared to 2012, primarily due to improving credit trends that resulted in the release of provision during the fourth quarter of 2013. Total expenses increased $8.3 million to $56.9 million in 2013 compared to 2012. Income before taxes was $190.5 million in 2013 compared to $134.4 million in 2012.

Non-Strategic Assets

Net interest income for the Non-Strategic Assets segment decreased $14.5 million to $26.3 million in 2013, compared to 2012. The net spread on a match-funded basis was 3.0% in 2013, compared to 2.7% in 2012. The average gross loans balance was $0.9 billion in 2013, compared to $1.6 billion in 2012. The average deposits balance was $191.0 million in 2013, compared to $157.9 million in 2012. Total average assets in 2013 were $0.9 billion, compared to $1.5 billion in 2012. Total non-interest income decreased $4.1 million to $10.1 million in 2013, compared to 2012. Provision for credit losses in 2013 reflected a release of $12.0 million, or a decrease of $12.7 million, compared to 2012, primarily due to overall improvement in the credit quality of the loan portfolio and a decline in the loan portfolio due to run off. Total expenses increased $6.1 million in 2013, compared to 2012. Income before taxes was $14.5 million in 2013, compared to $26.4 million in 2012. Balances and activity within this segment have been steadily decreasing due to the segment primarily being comprised of run-off portfolios.

Other

Net interest income for the Other segment decreased $214.7 million to $51.1 million in 2013, compared to 2012 partially due to the sale of investment securities during the year. Total non-interest income decreased $91.6 million to $28.7 million in 2013, compared to 2012, primarily due to the losses from the sales of investment securities which also resulted in the recognition of OTTI during the second quarter of 2013. Release for credit losses was $43.2 million in 2013, compared to a provision for credit losses of $117.3 million in 2012. Total expenses decreased $279.9 million to $587.4 million in 2013, compared to 2012 largely due to the decrease in the Trust PIERS litigation accrual that occurred in 2012 as well as a loss on debt extinguishment that occurred also in 2012. Income before taxes for the Other segment increased $134.1 million to a loss of $464.4 million in 2013 from a loss of $598.6 million in 2012.

SCUSA

The 2013 and 2012 results for SCUSA represent a full year of income as an equity method investment. The Company's investment balance in SCUSA as of December 31, 2013 was $2.9 billion, compared to $2.7 billion at December 31, 2012.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

	For the Year Ended December 31,
	2012	2011
	(in thousands)
Net interest income	$1,674,123	$3,864,814
Provision for credit losses	(392,800)	(1,319,951)
Total non-interest income	1,139,596	1,981,823
General and administrative expenses	(1,481,248)	(1,842,224)
Other expenses	(484,884)	(517,937)
Income before income taxes	454,787	2,166,525
Income tax benefit/(provision)	106,448	(908,279)
Net income	$561,235	$1,258,246

The major factors affecting the comparison of earnings between 2012 and 2011 were:

•
On December 31, 2011, the Company deconsolidated SCUSA as a result of certain agreements with investors entered into during the fourth quarter of 2011. SCUSA’s results of operations had been consolidated with SHUSA's from January 2009 until December 31, 2011. Refer to the Non-GAAP Financial Measures section of the MD&A below for discussion of the impacts of this transaction on the Company's results of operations.

•	The provision for credit losses decreased from 2011 to 2012 due to overall continued improvement in the credit quality of the loan portfolio.

•
Excluding the impact of SCUSA, the Company's general and administrative expenses increased from 2011 to 2012, primarily due to increases in compensation and benefits due to increased headcount as well as an increase in professional services fees due to foreclosure review costs.

•
Other expenses included $258.5 million and $344.2 million in 2012 and 2011, respectively, related to the Trust PIERS tender offers completed during the fourth quarter of 2012. Other expenses in 2012 also included a $61.4 million increase in loss on debt extinguishment due to the Trust PIERS tender offers.

•	Income taxes resulted in a benefit in 2012 due to dividends from SCUSA and investment tax credits from direct financing lease transactions.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-GAAP FINANCIAL MEASURES

The Company believes that the most meaningful way to discuss our results of operations for the periods ended December 31, 2012 and 2011 is to compare (i) our results of operations for the year ended December 31, 2012 with (ii) our results of operations on a pro forma basis for the year ended December 31, 2011. We believe that presenting the discussion and analysis of the results of operations in this manner promotes the overall usefulness of the comparison given the complexities involved with comparing periods that includes a basis of presentation reflecting accounting for SCUSA's operations on a consolidated and deconsolidated basis within periods presented in the financial statements.

The following financial information presents the Company's results of operations on a pro-forma basis. The unaudited pro forma consolidated financial and other data for the year ended December 31, 2011 has been prepared to give effect to the SCUSA Transaction (as that item is defined in Note 1 to these financial statements) as if they had occurred on January 1, 2011. The pro forma adjustments are based upon available information and certain assumptions that we believe are reasonable. The unaudited pro forma Consolidated Statement of Operations has been derived by the mathematical subtraction of the results of SCUSA's operations for the year ended December 31, 2011, and then applying the pro forma adjustments to give effect to: recognize a full year of equity method investment income from SCUSA, eliminate the gain recognized as result of the SCUSA Transaction and incorporate any transactions between SHUSA and SCUSA that would have been eliminated as part of consolidation. A pro forma balance sheet has not been presented, as SCUSA was deconsolidated on December 31, 2011. The summary unaudited pro forma consolidated financial information is presented for informational purposes only and does not purport to represent what our results of operations actually would have been if the SCUSA Transaction had occurred at any date, and such data does not purport to project the results of operations for any future period.

Unaudited Pro Forma Consolidated Financial Information

The following pro forma financial information contains our unaudited pro forma Consolidated Statement of Operations for the year ended December 31, 2011.

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

(1)Amounts represent financial information for the year-ended December 31, 2011 from Consolidated Statements of Operations as reported in this Annual Report on Form 10-K .
(2)Reflects the deconsolidation of SCUSA, elimination of the gain recognized as a result of the SCUSA Transaction and adjustments relating to normal recurring intercompany transactions between SHUSA and SCUSA, which as a result of the deconsolidation would no longer be eliminated.
(3)Amounts represent the sum of the columns "SHUSA as reported" and "Proforma adjustments," which is a non-GAAP financial measure and is presented to assist in the evaluation of SHUSA's 2012 results.
(4)Amounts represent financial information for the year-ended December 31, 2012 from the Consolidated Statements of Operations as reported in this Annual Report on Form 10-K.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NET INTEREST INCOME

	For the Year Ended December 31,
	2012	2011
	(in thousands)
Interest-earning deposits	$5,497	$6,044
Investments available-for-sale	371,111	412,813
Other investments	22,214	117
Total interest income on investment securities and interest-earning deposits	$398,822	$418,974

Interest on loans	2,149,059	4,834,039
Deposits and customer accounts	(238,019)	(248,711)
Borrowings and other debt obligations	(635,739)	(1,139,488)
Net interest income	$1,674,123	$3,864,814

Net interest income for the year ended December 31, 2012 was $1.7 billion compared to $3.9 billion for 2011, a decrease of $2.2 billion, or 56.7%. This decrease was primarily due to the impact of the SCUSA Transaction. Excluding SCUSA, net interest income was $1.7 billion for 2011. Additionally, the Bank continued to focus on net interest spreads, both in loans and deposits, as the interest rate environment remained low in 2012. For further information, see the Non-GAAP Financial Measures section of the MD&A.

Interest Income on Investment Securities and Interest-Earning Deposits

Interest income on investment securities and interest-earning deposits was $398.8 million and $419.0 million for the years-ended December 31, 2012, and 2011, respectively. The average balance of investment securities and interest-earning deposits was $19.5 billion, with an average tax equivalent yield of 2.2% for the year ended December 31, 2012, compared to an average balance of $16.6 billion with an average yield of 2.7% in 2011. Average investment securities increased to 23.5% of total average assets as of December 31, 2012, compared to 18.0% as of December 31, 2011. The average life of the investment portfolio decreased to 4.02 years at December 31, 2012 compared to 4.24 years at December 31, 2011.

Interest Income on Loans

Interest income on loans was $2.1 billion and $4.8 billion for the years ended December 31, 2012, and 2011, respectively. Excluding SCUSA's interest income on loans of $2.6 billion, interest income on loans in 2011 was $2.2 billion. The average balance of loans was $52.5 billion, with an average yield of 4.1% for 2012 compared to an average balance of $66.1 billion with an average yield of 7.3% for 2011. The decrease in average loans was due to the SCUSA Transaction. At December 31, 2012, approximately 39.0% of the Bank's total loan portfolio repriced monthly or more frequently.

Interest Expense on Deposits and Related Customer Accounts

Interest expense on deposits and related customer accounts was $238.0 million and $248.7 million for the years-ended December 31, 2012 and 2011, respectively. The average balance of deposits was $41.4 billion, with an average cost of 0.57%, for 2012, compared to an average balance of $39.2 billion with an average cost of 0.64% for 2011. The decrease in interest expense is due to the continued lower interest rate environment in 2012. Additionally, the average balance of non-interest bearing deposits increased to $8.1 billion in 2012 from $7.6 billion in 2011.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense on Borrowed Funds

Interest expense on borrowed funds and other debt obligations was $635.7 million and $1.1 billion for the years-ended December 31, 2012 and 2011, respectively. Excluding SCUSA's interest expense on borrowed funds of $417.8 million, interest expense on borrowed funds and other debt obligations was $721.7 million in 2011. The average balance of total borrowings was $18.4 billion, with an average cost of 3.5%, for 2012, compared to an average balance of $30.9 billion, with an average cost of 3.7%, for 2011. Excluding SCUSA's borrowings of $14.1 billion with an average cost of 3.0%, the average balance of total borrowings was $16.8 billion, with an average cost of 4.3%, in 2011. The average balance of the Bank's borrowings was $15.7 billion, with an average cost of 3.0%, for 2012, compared to an average balance of $13.9 billion, with an average cost of 4.1%, for 2011. The average balance of SHUSA's borrowings was $2.7 billion, with an average cost of 6.0%, for 2012, compared to an average balance of $2.8 billion, with an average cost of 5.2%, for 2011.

PROVISION FOR CREDIT LOSSES

The provision for credit losses for 2012 was $392.8 million compared to $1.3 billion for 2011. Excluding SCUSA's provision of $819.2 million, the provision for credit losses for the year ended December 31, 2011 was $500.7 million. For further information, see the Non-GAAP Financial Measures section of this MD&A. The decrease in the provision can be attributed to an overall improvement in the credit quality of the loan portfolio, with decreases in net charge-offs, delinquent loans, and non-accrual loans from 2011 to 2012.

The following table presents the activity in the allowance for credit losses for the periods indicated:

	Year Ended December 31,
	2012	2011
	(in thousands)
Allowance for loan losses, beginning of period	$1,083,492	$2,197,450
Allowance recorded as part of loans transferred from Santander	3,712	—
Allowance change due to SCUSA Transaction	—	(1,208,474)
Charge-offs:
Commercial	335,114	545,028
Consumer secured by real estate	154,263	250,992
Consumer not secured by real estate	117,862	818,017
Total charge-offs	607,239	1,614,037
Recoveries:
Commercial	47,940	42,059
Consumer secured by real estate	8,935	8,419
Consumer not secured by real estate	37,344	293,988
Total recoveries	94,219	344,466
Charge-offs, net of recoveries	513,020	1,269,571
Provision for loan losses (1)	439,285	1,364,087
Allowance for loan losses, end of period	$1,013,469	$1,083,492
Reserve for unfunded lending commitments, beginning of period	$256,485	$300,621
Provision for unfunded lending commitments (1)	(46,485)	(44,136)
Reserve for unfunded lending commitments, end of period	$210,000	$256,485
Total allowance for credit losses, end of period	$1,223,469	$1,339,977

(1)	The provision for credit losses in the Consolidated Statement of Operations is the sum of the total provision for loan losses and provision for unfunded lending commitments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The credit quality of the loan portfolio has a significant impact on the Company’s operating results. While showing signs of stabilizing, the challenging economy and high unemployment levels required the Company to maintain elevated loan loss reserve levels from 2011 to 2012. The allowance for credit losses as a percentage of total loans held for investment decreased to 2.34% at December 31, 2012 from 2.61% at December 31, 2011.

NON-INTEREST INCOME

	For the Year Ended December 31,
	2012	2011
	(in thousands)
Consumer fees	$240,099	$637,482
Commercial fees	180,527	174,972
Mortgage banking revenue / (expense), net	83,816	(2,808)
Equity method investments	428,569	972,801
Bank-owned life insurance	58,669	58,644
Capital markets revenue/(expense)	37,334	(8,616)
Miscellaneous income	9,691	74,751
Net gain on investment securities recognized in earnings	100,891	74,597
Total non-interest income	$1,139,596	$1,981,823

Total non-interest income was $1.1 billion for the year ended December 31, 2012 compared to $2.0 billion for 2011. In 2011, non-interest income included the gain realized due to the SCUSA transaction. Excluding SCUSA's non-interest income of $400.7 million, non-interest income in 2011 was $1.1 billion. For further information, see the Non-GAAP Financial Measures section of this MD&A. In addition to the SCUSA transaction, several other factors affected the comparison of non-interest income between 2011 and 2012, discussed below.

Consumer Fees

Consumer fees were $240.1 million for the year ended December 31, 2012 compared to $637.5 million for the year ended December 31, 2011. Excluding the consumer fees from SCUSA in 2011 of $330.8 million, consumer fees were $306.6 million in 2011. The decrease from 2011 to 2012 was primarily due to decreases in consumer deposit fees of $38.9 million, which was affected by the impact of the Durbin Amendment.

Commercial Fees

Commercial fees were $180.5 million for the year ended December 31, 2012 compared to $175.0 million for the year ended December 31, 2011. The increase in commercial fees was primarily due to higher syndication fees, mostly from GBM, offset by lower commercial deposit fees due to pricing changes.

Mortgage Banking Revenue / (Expense)

Mortgage banking revenue/(expense) consists of fees associated with servicing loans not held by the Company, as well as amortization and changes in the fair value of MSRs and recourse reserves. Mortgage banking revenue/(expense) also includes gains or losses on the sales of mortgage loans, home equity loans and lines of credit and MBS that were related to loans originated or purchased and held by the Company, as well as gains or losses on mortgage banking derivative and hedging transactions. Mortgage banking derivative instruments principally include interest rate lock commitments and forward sale commitments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net mortgage banking revenue / (expense) was composed of the following components:

	Year Ended December 31,
	2012	2011
	(in thousands)
Mortgage servicing fees	$51,279	$51,175
Sales of mortgage loans and related securities	43,041	22,891
Net losses from changes in fair value	(5,714)	—
Net gains on hedging activities	26,960	6,579
Amortization of MSR	(37,091)	(43,783)
Residential MSR impairments	—	(42,515)
Charges related to multi-family loans sold with recourse	5,253	(1,881)
Multi-family mortgage servicing rights recoveries	88	4,726
Total mortgage banking income, net	$83,816	$(2,808)

Sales of mortgage loans increased for the year ended December 31, 2012 compared to the year ended December 31, 2011. For the year ended December 31, 2012, the Company sold $3.9 billion of loans for gains of $43.0 million, compared to $1.4 billion of loans sold for gains of $22.9 million in 2011.

At December 31, 2012 and 2011, the Company serviced residential real estate loans for the benefit of others totaling $13.6 billion and $13.7 billion, respectively. The carrying value of the related MSRs at December 31, 2012 and 2011 was $92.5 million and $91.3 million, respectively. Effective January 1, 2012, the Company elected to measure its residential MSRs at fair value. This election was made to be consistent with the risk management strategy to hedge changes in the fair value of these assets. The fair value of residential MSRs is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors which are determined based on current market conditions. Assumptions incorporated into the residential MSR valuation model reflect management's best estimate of factors that a market participant would use in valuing the residential MSRs. Although sales of residential MSRs occur, residential MSRs do not trade in an active market with readily observable prices, so the precise terms and conditions of sales are not available. Increases in prepayment speeds, the discount rate and servicing costs result in lower valuations of MSRs. Decreases in the anticipated earnings rate on escrow and similar balances result in lower valuations of MSRs.

In 2011, the Company recorded impairment charges of $42.5 million on MSRs, resulting primarily from changes in anticipated loan prepayment rates ("CPRs") and, to a lesser extent, changes in the anticipated earnings rate on escrow and similar balances.

As of December 31, 2012 and 2011, the Company had a $122.7 million and $135.5 million liability, respectively, related to the fair value of the retained credit exposure for loans sold to FNMA.

At December 31, 2012 and 2011, the Company serviced $7.5 billion and $9.3 billion, respectively, of multi-family loans sold to FNMA with a credit loss exposure of $160.0 million and $167.4 million, respectively. As a result of this retained servicing on multi-family loans sold to FNMA, the Company had loan servicing assets of $0.4 million at December 31, 2011. This servicing asset was completely amortized during the second quarter of 2012 and, accordingly, there was no servicing asset recorded at December 31, 2012. During the year ended December 31, 2012, the Company recorded servicing asset amortization of $0.5 million, compared to $4.3 million for the year ended 2011. The Company recorded net servicing recoveries of $0.1 million and $4.8 million during the years ended December 31, 2012 and 2011, respectively.

Equity Method Investments

Income from equity method investments was $428.6 million for the year ended December 31, 2012, compared to $972.8 million for the year ended December 31, 2011. The fluctuation was primarily caused by the gain recognized related to the SCUSA Transaction.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

BOLI

BOLI income represents fluctuations in the cash surrender value of life insurance policies for certain employees where the Bank is the beneficiary of the policies, as well as the recipient of insurance proceeds. BOLI income was $58.7 million for 2012 compared to $58.6 million for the prior year.

Capital Markets Revenue / (Expense)

Capital markets revenue was $37.3 million for the year ended December 31, 2012 compared to an expense of $8.6 million for the year ended December 31, 2011. The increase was primarily due to a significant increase in derivative activity related to capital markets in 2012.

Net Gains on the Sale of Investment Securities

Net gains on the sale of investment securities were $100.9 million for 2012, compared to net gains of $74.6 million for 2011. Investment securities sales activity in 2012 and 2011 was a result of overall balance sheet and interest rate risk management. The year ended December 31, 2011 included OTTI charges of $0.3 million on certain non-agency mortgage backed securities. No OTTI charges to earnings were recognized in the year ended December 31, 2012.

GENERAL AND ADMINISTRATIVE EXPENSES

	For the Year Ended December 31,
	2012	2011
	(in thousands)
Compensation and benefits	$655,312	$796,110
Occupancy and equipment expenses	334,175	347,790
Technology expense	113,194	123,135
Outside services	94,546	151,731
Marketing expense	30,598	39,394
Loan expense	80,676	215,144
Other administrative expenses	172,747	168,920
Total general and administrative expenses	$1,481,248	$1,842,224

Total general and administrative expenses were $1.5 billion for the year ended December 31, 2012, compared to $1.8 billion for the year ended December 31, 2011. The decrease in total general and administrative expenses is primarily due to the impact of the SCUSA transaction in 2011. Excluding the impact of the SCUSA Transaction, total general and administrative expenses increased $149.3 million, or 11.2%, in 2012.
The increase in total general administrative expenses, excluding the impact of the SCUSA transaction, was primarily due to increased compensation and benefit expenses, including $71.8 million attributed to increases in headcount, additional occupancy and equipment expenses of $24.3 million as a result of the Company's IT transformation, increases in technology services expenses of $11.8 million, and increases in other administrative expenses of $42.2 million. Other administrative expenses included $16.1 million related to the foreclosure review settlement. See further discussion on the foreclosure settlement in Note 18 of the Notes to the Consolidated Financial Statements.
The Company also incurred approximately $9.1 million of costs related to rebranding during 2012, compared to none in 2011.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OTHER EXPENSES

	For the Year Ended December 31,
	2012	2011
	(in thousands)
Amortization of intangibles	$37,222	$55,542
Deposit insurance premiums and other costs	89,055	79,537
Loss on debt extinguishment	100,127	38,695
PIERS litigation accrual	258,480	344,163
Total other expenses	$484,884	$517,937

Other expenses consist primarily of amortization of intangibles, deposit insurance expense, loss on debt extinguishment, and the Trust PIERS litigation accrual. Total other expenses were $484.9 million for 2012, compared to $517.9 million for 2011. The other expense decrease was primarily due to the decrease in Trust PIERS litigation expenses of $85.7 million offset by a $61.4 million increase in loss on debt extinguishment expenses. In 2012, loss on debt extinguishment expenses was primarily comprised of $36.2 million related to the prepayment of $290.0 million of FHLB advances, $47.0 million related to the Trust PIERS tender offer completed during the fourth quarter of 2012 and $10.1 million related to $164.0 million of Capital Trust VI debentures that were tendered.

The Company recorded amortization expense of $37.2 million on intangibles for 2012, compared to $55.5 million for the prior year. The decrease in the current year period is primarily due to the SCUSA transaction.

INCOME TAX PROVISION / (BENEFIT)

SHUSA recorded an income tax benefit of $106.4 million for the year ended December 31, 2012, compared to an income tax provision of $908.3 million for the year ended December 31, 2011, resulting in an effective tax rate of (23.4)% for 2012 compared to 42.0% for 2011. The effective tax rate for 2012 was impacted by dividends from SCUSA and investment tax credits from direct financing lease transactions. The effective tax rate for 2011 was impacted by non-deductible accretion of discounts on debt related to the Trust PIERS litigation and the gain recognized related to the SCUSA Transaction. Excluding the impact of these items, the Company's effective tax rate for 2012 and 2011 would have been 27.6% and 36.3%, respectively. See Note 14 to the Consolidated Financial Statements for a reconciliation of the Company's effective tax rate to the statutory federal rate of 35%.

LINE OF BUSINESS RESULTS

General

The Company's segments consist of Retail Banking, Auto Finance & Alliances, Investment Services, Real Estate & Commercial Banking, Specialty & Government Banking, and GBM & Large Corporate Banking. The Company also had a significant equity method investment in SCUSA during 2012. See Note 22 to the Consolidated Financial Statements for additional information with respect to the Company's reporting segments.

Accounting policies for the lines of business are the same as those used in preparation of the consolidated financial statements with respect to activities specifically attributable to each business line. During the first quarter of 2012, the allocation of the provision for credit losses to each segment was refined. First, the provision for credit losses recorded for each segment is now based on the net charge-offs of each business and changes in total reserves allocated to each business, instead of changes in specific reserves only. Second, the Company refined the determination of specific reserves related to mortgage TDRs. For management purposes, provisions for TDRs in the Retail Banking segment reflect changes in those specific reserves for each period presented under a consistent methodology. As a result of these changes, provision expense was appropriately allocated across segments. Excluding the FTP change discussed in Note 22 in the Notes to the Consolidated Financial Statements, prior period results have been recast to conform to the new composition of the reportable segments. Due to system constraints, the FTP change is not able to be recast.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results Summary

Retail Banking

The Retail Banking segment's net interest income decreased $10.5 million to $716.3 million in 2012, compared to 2011, primarily due to a lower interest rate environment in 2012. The average gross loans balance was $21.1 billion for both 2012 and 2011. The average deposits balance was $36.0 billion in 2012, compared to $34.5 billion in 2011. Total average assets were $22.0 billion in 2012, compared to $21.9 billion in 2011. Total non-interest income decreased $28.6 million to $366.9 million during 2012, compared to 2011 primarily due to the Durbin Amendment in 2012, which was the primary cause of the decrease in consumer deposit fees. The provision for credit losses increased by $46.0 million in 2012, compared to 2011 primarily due to the Chapter 7 and GSE reserve allocation that occurred in 2012. Total expenses increased $42.2 million in 2012 to $832.0 million, compared to 2011 primarily due to increased assets in 2012 increased employee headcount, and partially due to the costs of rebranding. Loss was $20.7 million in 2012, compared to income before taxes of $106.6 million in 2011.

Auto Finance & Alliances

The Auto Finance & Alliances segment's net interest income decreased $3.4 million to $15.2 million in 2012, compared to 2011. The average gross loans balance was $844.8 million in 2012, compared to $755.1 million in 2011. The average deposits balance was $51.6 million in 2012, compared to $56.1 million in 2011. Total average assets were $836.1 million in 2012, compared to $755.1 million in 2011. Income before taxes was $14.6 million in 2012, compared to $17.7 million in 2011.

Investment Services

The Investment Services segment's total non-interest income was $44.7 million in 2012, compared to $5.1 million in 2011. Total expenses were $32.3 million in 2012, compared to $26.2 million in 2011. Income before taxes was $12.4 million in 2012, compared to a loss of $21.1 million in 2011.

Real Estate & Commercial Banking

The Real Estate & Commercial Banking segment's net interest income was $408.2 million in 2012, compared to $330.9 million in 2011. Average gross loans were $20.1 billion in 2012, compared to $20.4 billion in 2011. Average deposits were $6.0 billion in 2012, compared to $5.8 billion in 2011. Total average assets were $19.7 billion in 2012, compared to $19.6 billion in 2011. Total non interest income increased $9.5 million to $72.2 million in 2012, compared to 2011. Provision for credit losses decreased $183.2 million in 2012, compared to 2011 primarily due to the release of reserves related to impaired loans in 2012. Total expenses increased $9.5 million to $130.8 million in 2012, compared to 2011. Income before taxes was $357.3 million in 2012, compared to $96.8 million in 2011. The Real Estate & Commercial Banking segment grew due to the Bank's conversion to a national bank from a thrift, which enabled the Company to increase portfolio growth.

Specialty & Government Banking

The Specialty & Government segment's net interest income was $90.9 million in 2012, compared to $78.0 million in 2011. The total average assets balance for this segment was $2.2 billion in 2012, compared to $2.0 billion in 2011. The average gross loans balance for this segment was $2.2 billion in 2012, compared to $1.8 billion in 2011. The average deposits balance was $2.3 billion in 2012, compared to $2.7 billion in 2011. Income before taxes was $81.3 million in 2012, compared to $74.3 million in 2011. This segment has grown in 2012 due to the Bank's conversion to a national bank form a thrift, which enabled the Company to increase portfolio growth.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GBM & Large Corporate Banking

The GBM & Large Corporate Banking segment's net interest income increased $49.0 million in 2012, compared to 2011. The total average assets balance for this segment was $7.5 billion in 2012, compared to $4.8 billion in 2011. The average gross loans balance was $6.6 billion in 2012, compared to $4.0 billion in 2011. The average deposits balance was $1.1 billion in 2012, compared to $1.4 billion in 2011. During 2012, $457.3 million of GBM loans were transferred to the Company from Santander therefore increasing the average loans for this segment. Total non-interest income for this segment increased $17.5 million to $61.0 million in 2012, compared to 2011. The provision for credit losses decreased $9.2 million to $15.0 million in 2012, compared to 2011. Total expenses increased $32.0 million to $48.6 million in 2012, compared to 2011. Income before taxes was $134.4 million in 2012, compared to $90.8 million in 2011. This segment has grown in 2012 due to the conversion of the Bank to a national bank from a thrift bank, which enabled the Company to increase portfolio growth.

Non-Strategic Assets

The Non-Strategic Assets segment's net interest income was $40.8 million in 2012, compared to $55.6 million in 2011. The average assets balance was $1.5 billion in 2012, compared to $2.5 billion in 2011. The average gross loans balance was $1.6 billion in 2012, compared to $2.7 billion in 2011. The balance within this segment has been steadily decreasing due to the segment primarily being comprised of portfolios in a run-off position. Income before taxes was $26.4 million in 2012, compared to a loss of $28.7 million in 2011.

Other

Income before income taxes for the Other category decreased $1.2 billion to a $598.6 million loss for 2012, compared to 2011 primarily due to the gain of $987.7 million recognized in 2011 related to the SCUSA Transaction. Net interest income decreased $115.8 million to $265.8 million for 2012, compared to 2011. Average assets for the Other category were $29.3 billion for 2012 and $24.6 billion for 2011. Average assets increased primarily due to the SCUSA equity method investment.

SCUSA

2012 results for SCUSA represent a full year of income as an equity method investment. 2011 results represent a full year of results as a consolidated subsidiary of SHUSA. The Company's investment balance in SCUSA as of December 31, 2012 was $2.7 billion.

CRITICAL ACCOUNTING POLICIES

MD&A is based on the consolidated financial statements and accompanying notes that have been prepared in accordance with GAAP. The significant accounting policies of the Company are described in Note 1 to the Consolidated Financial Statements. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments, and accordingly, have a greater possibility of producing results that could be materially different than originally reported. However, the Company is not currently aware of any likely events or circumstances that would result in materially different results. Management identified accounting for consolidation, allowance for loan losses and the reserve for unfunded lending commitments, goodwill, derivatives and hedging activities and income taxes as the Company's most critical accounting policies and estimates, in that they are important to the portrayal of the Company's financial condition and results and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effects of matters that are inherently uncertain.

The Company’s senior management has reviewed these critical accounting policies and estimates with the Company's Audit Committee. Information concerning the Company’s implementation and impact of new accounting standards issued by the FASB is discussed in Note 2,”Recent Accounting Developments,” to the Consolidated Financial Statements.

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

The Company's consolidated financial statements include the assets, liabilities, revenues and expenses of the Company and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

In accordance with the applicable accounting guidance for consolidations, the consolidated financial statements include any voting rights entities in which the Company has a controlling financial interest and any VIEs for which the Company is deemed to be the primary beneficiary. The Company consolidates its VIEs if the Company has: (i) a variable interest in the entity; (ii) the power to direct activities of the VIE that most significantly impact the entity's economic performance; and (iii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE (i.e., the Company is considered to be the primary beneficiary). VIEs can include equity interests, subordinated debt, derivative contracts, leases, service agreements, guarantees, standby letters of credit, loan commitments, and other contracts, agreements and financial instruments.

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

The Company uses the equity-method to account for unconsolidated investments in voting rights entities or VIEs if the Company has significant influence over the entity's operating and financing decisions but does not maintain control. Unconsolidated investments in voting rights entities or VIEs in which the Company has a voting or economic interest of less than 20% are generally carried at cost. These investments are included in "Equity method investments" on the Consolidated Balance Sheet, and the Company's proportionate share of income or loss is included in other income.

In July 2009, Santander contributed SCUSA to the Company.  SCUSA's results of operations were consolidated with the Company's from January 2009 until December 31, 2011. As of December 31, 2011, SCUSA was accounted for as an equity method investment. The Company continued to account for SCUSA as an equity-method investment through December 31, 2013. Refer to Note 6, Equity Method Investments, Variable Interest Entities and Securitizations to the Consolidated Financial Statements for discussion of the re-consolidation of SCUSA effective in January 2014.

In accordance with ASC 810-10, Consolidation, the Company performs an analysis on a quarterly basis of each variable interest to determine if it is considered to be the primary beneficiary of the VIE. Those entities in which the Company is considered the primary beneficiary are consolidated, and, accordingly, the entity's assets, liabilities, revenues and expenses are included in the Company's consolidated financial statements. As of December 31, 2013, there were no VIEs for which the Company was considered the primary beneficiary. See Note 6 to the Consolidated Financial Statements for further discussion.

Investments in non-consolidated affiliates, including SCUSA and VIEs, are generally accounted for using the equity-method.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

The allowance for loan losses and reserve for unfunded lending commitments represent management's best estimate of probable losses inherent in the loan portfolio. The adequacy of SHUSA's allowance for loan losses and reserve for unfunded lending commitments is regularly evaluated. This evaluation process is subject to numerous estimates and applications of judgment. Management's evaluation of the adequacy of the allowance to absorb loan losses takes into consideration the risks inherent in the loan portfolio, past loan loss experience, loans that have loss potential, delinquency trends, economic conditions, the level of originations and other relevant factors. Management also considers loan quality, changes in the size and character of the loan portfolio, the amount of non-performing loans, and industry trends. Changes in these estimates could have a direct material impact on the provision for credit losses recorded in the Consolidated Statements of Operations and could result in a change in the recorded allowance and reserve for unfunded lending commitments. The loan portfolio also represents the largest asset on the Consolidated Balance Sheet. Note 1 to the Consolidated Financial Statements describes the methodology used to determine the allowance for loan losses and reserve for unfunded lending commitments. A discussion of the factors driving changes in the amount of the allowance for loan losses and reserve for unfunded lending commitments is included in the Credit Risk Management section of this MD&A.

The allowance for loan losses consists of two elements: (i) an allocated allowance, which is comprised of allowances established on individual loans evaluated for impairment and loans collectively evaluated for impairment based on historical loan loss experience adjusted for current trends general economic conditions and other risk factors, and (ii) an unallocated allowance to account for a level of imprecision in management's estimation process. Reserve levels are collectively reviewed for adequacy and approved quarterly by Board-level committees.

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

As more fully described in Note 22 to the Consolidated Financial Statements, during the fourth quarter of 2013, the Company reorganized its management reporting structure in order to better align management teams and resources with the business goals of the Company and to provide enhanced customer service to its clients. Consequently, segment reporting and goodwill reporting units were updated to reflect this change. In connection with the reorganization, management reallocated its goodwill to its reporting units using a relative fair value allocation approach in accordance with applicable accounting guidance.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of December 31, 2013, the reporting units with assigned goodwill were the Retail Banking, Auto Finance & Alliances, Investment Services, Real Estate & Commercial Banking, Specialty & Government, and GBM & Large Corporate units. Two reporting units, Non-Strategic Assets, which is comprised of run-off portfolios, and SCUSA, did not have goodwill assigned.

Under ASC 350, Intangibles - Goodwill and Other, an entity's goodwill impairment analysis must be completed in two steps unless the entity determines, based on certain qualitative factors, that it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is greater than its carrying amount, including goodwill. In that case the two-step process may be bypassed. It is worth noting that an entity has an unconditional option to bypass the preceding qualitative assessment (often referred to as "Step 0") for any reporting unit in any period and proceed directly to the first step of the goodwill impairment test. Guidance related to Step 0 was issued in connection with ASU 2011-08, effective for the Company on January 1, 2012. The Company did not apply the provisions of Step 0 in its 2012 or 2013 goodwill impairment analyses.

The first step of ASC 350 analysis requires a comparison of the fair value of each reporting unit to its carrying amount, including its allocated goodwill. If the fair value of the reporting unit is in excess of the carrying value, the related goodwill is considered not to be impaired and no further analysis is necessary. If the carrying value of the reporting unit is higher than the fair value, there is an indication that impairment exists and a second step must be performed to measure the amount of impairment, if any, for that reporting unit. The Company determines the carrying value of each reporting unit using a risk-based capital approach. Certain of the Company's assets are assigned to a Corporate / Other category. These assets are related to the Company's corporate-only programs, such as BOLI, and are not employed in or related to the operations of a reporting unit or considered in determining the fair value of a reporting unit.

When required, the second step of testing involves calculating the implied fair value of each of the affected reporting units. The implied fair value of goodwill is determined in the same manner as the amount of goodwill that is recognized in a business combination, which is the excess of the fair value of the reporting unit determined in step one over the fair value of the net assets and identifiable intangibles as if the reporting unit were being acquired. If the implied fair value of goodwill is in excess of the reporting unit's allocated goodwill amount, then no impairment charge is required. If the amount of goodwill allocated to the reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recognized for the excess. A recognized impairment charge cannot exceed the amount of goodwill allocated to a reporting unit and cannot subsequently be reversed even if the fair value of the reporting unit recovers. As the fair value of all of the Company's reporting units with goodwill assigned exceeded their carrying amounts, the Company was not required to perform the second step of the analysis in its 2012 or 2013 goodwill impairment analyses.

Goodwill impairment testing involves management's judgment, to the extent that it requires an assessment of whether the carrying value of the reporting unit can be supported by its fair value. This is done using widely-accepted valuation techniques, such as the market approach (earnings and price-to-book value multiples of comparable public companies) and/or the income approach (the discounted cash flow ("DCF") method).

The Company uses both of these methodologies to determine its goodwill impairment. Several factors are taken into account, including actual operating results, future business plans, economic projections, and market data.

The market approach included earnings and/or price-to-book value multiples of comparable public companies which were applied to the earnings and equity for the Retail Banking, Auto Finance & Alliances, Investment Services, Real Estate & Commercial Banking, Specialty & Government, and GBM & Large Corporate reporting units.

The DCF method of the income approach incorporated the reporting units' forecasted cash flows, including a terminal value to estimate the fair value of cash flows beyond the final year of the forecasts. The discount rates utilized to obtain the net present value of the reporting units' cash flows were estimated using a capital asset pricing model. Significant inputs to this model include a risk-free rate of return, beta (which is a measure of the level of non-diversifiable risk associated with comparable companies for each specific reporting unit), market equity risk premium, and, in certain cases, additional premium for size and/or unsystematic Company specific risk factors.The Company utilized discount rates that it believes adequately reflect the risk and uncertainty in the financial markets. The Company estimated expected rates of equity returns based on historical market returns and risk/return rates for similar industries of the reporting unit. The Company uses its internal forecasts to estimate future cash flows, so actual results may differ from forecasted results.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All six reporting units with goodwill assigned also had a control premium of 35%, which was determined by reviewing historical banking industry control premiums. The results of the income and market approaches were weighted equally to arrive at the final fair value of each reporting unit.

The Company completed its annual goodwill impairment test as of October 1, 2013, and determined that no impairment existed. The following table shows the allocation of goodwill to the reporting units for purposes of goodwill impairment testing:

	Retail Banking	Auto Finance & Alliances	Investment Services	Real Estate & Commercial Banking	Specialty & Government Banking	GBM & Large Corporate	Total
December 31, 2013	(in thousands)
Goodwill	1,696,086	71,522	126,695	1,163,154	242,894	131,130	3,431,481

The estimated fair values of our six reporting units to which goodwill has been assigned exceeded their carrying values by at least 10%, and, as a result, the Company does not currently consider these reporting units to be at risk of not passing Step 1 of the ASC 350 analysis. However, the preceding fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be accurate predictions in the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impact the estimated fair value of the aforementioned reporting units may include such items as:

•a prolonged downturn in the business environment in which the reporting units operate;

•an economic recovery that significantly differs from our assumptions in timing or degree;

•volatility in equity and debt markets resulting in higher discount rates; and

•unexpected regulatory changes.

While historical performance and current expectations have resulted in fair values of goodwill in excess of carrying values, if our assumptions are not realized, it is possible that an impairment charge may need to be recorded in the future. However, it is not possible at this time to determine if an impairment charge would result or if such a charge would be material.

Derivatives and Hedging Activities

SHUSA and its subsidiaries use derivative instruments as part of the risk management process to manage risk associated with financial assets and liabilities and mortgage banking activities, to assist commercial banking customers with risk management strategies, and for certain other market exposures.

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk (such as interest rate risk) are considered fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. The Company formally documents the relationships of qualifying hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking each hedge transaction.

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

Cash flow hedges that are highly effective are accounted for by recording the fair value of the derivative instrument on the Consolidated Balance Sheet as an asset or liability, with a corresponding charge or credit, net of tax, recorded in Accumulated other comprehensive income within Stockholder's equity on the accompanying Consolidated Balance Sheet. Amounts are reclassified from Accumulated other comprehensive income to the Consolidated Statement of Operations in the period or periods during which the hedged transaction affects earnings. Where certain cash flow hedging relationships have been terminated, the Company continues to defer the net gain or loss in Accumulated other comprehensive income and reclassifies it into Interest expense as the future cash flows occur, unless it becomes probable that the future cash flows will not occur.

The portion of gains and losses on derivative instruments not considered highly effective in hedging the change in fair value or expected cash flows of the hedged item, or derivatives not designated in hedging relationships, are recognized immediately in the Consolidated Statement of Operations.

During 2013 and 2012, the Company had cash flow and fair value hedges recorded in the Consolidated Balance Sheet as “Other assets” or “Other liabilities,” as applicable. For both fair value and cash flow hedges, certain assumptions and forecasts related to the impact of changes in interest rates, foreign exchange and credit risk on the fair value of the derivative and the item being hedged must be documented at the inception of the hedging relationship to demonstrate that the derivative instrument will be effective in hedging the designated risk. If these assumptions or forecasts do not accurately reflect subsequent changes in the fair value of the derivative instrument or the designated item being hedged, the Company might be required to discontinue the use of hedge accounting for that derivative instrument. Once hedge accounting is terminated, all subsequent changes in the fair market value of the derivative instrument must be recorded in earnings, possibly resulting in greater volatility in earnings. If outstanding derivative positions that qualified for hedge accounting as of December 31, 2013 were no longer considered effective, and thus did not qualify for hedge accounting, the impact in 2013 would have been to lower pre-tax earnings by a net of $54.4 million.

Income Taxes

Deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that apply or will apply to taxable income in the years in which those temporary differences are expected to reverse or be realized. The effect of a change in tax rates on deferred tax assets and liabilities is recognized as income or expense in the period that includes the enactment date. A valuation allowance will be established if the Company determines that it is more likely than not that a deferred tax asset will not be realized. This requires periodic analysis of the carrying amount of deferred tax assets and when the deferred tax assets will be realized in future periods. Consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. The critical assumptions used in the Company's deferred tax asset valuation allowance analysis were as follows: (a) the expectations of future earnings (b) estimates of the Company's long-term annual growth rate, based on the Company's long-term economic outlook in the U.S.; (c) estimates of the dividend income payout ratio from the Company's equity method investment in SCUSA, based on the current policies and practices of SCUSA; (d) estimates of book income to tax income differences, based on the analysis of historical differences and the historical timing of the reversal of temporary differences; (e) the ability to carry back losses to recoup taxes previously paid; (f) estimates of tax credits to be earned on current investments, based on the Company's evaluation of the credits applicable to each investment; (g) experience with operating loss and tax credit carry-forwards not expiring unused; (h) estimates of applicable state tax rates based on current/most recent enacted tax rates and state apportionment calculations; (i) tax planning strategies and (j) current tax laws. Significant judgment is required to assess future earnings trends and the timing of reversals of temporary differences.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company bases its expectations of future earnings, which are used to assess the realizability of its deferred tax assets, on financial performance forecasts of its operating subsidiaries and unconsolidated investees. The budgets and estimates used in these forecasts are approved by the Company's management, and the assumptions underlying the forecasts are reviewed at least annually and adjusted as necessary based on current developments or when new information becomes available. The updates made and the variances between the Company's forecasts and its actual performance have not been significant enough to alter the Company's conclusions with regards to the realizability of its deferred tax asset including the effect of the SCUSA Transaction that occurred in 2011. The Company continues to forecast sufficient taxable income to fully realize its current deferred tax assets. Forecasted taxable income is subject to changes in overall market and global economic conditions.

In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of inherently complex tax laws in the U.S., its states and municipalities, and abroad. Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. The Company reviews its tax balances quarterly and adjusts the balances as new information becomes available. Interest and penalties on income tax payments are included within income tax expense in the Consolidated Statement of Operations.

The Company recognizes tax benefits in its financial statements when it is more likely than not the related tax position will be sustained upon examination by tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the taxing authority assuming full knowledge of the position and all relevant facts. See Note 14 of the Consolidated Financial Statements for details on the Company's income taxes.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

LOAN PORTFOLIO

The following table presents the composition of the Company’s loan portfolio by type of loan and by fixed and variable rates at the dates indicated:

	AT DECEMBER 31,
	2013		2012		2011		2010		2009
	BALANCE	PERCENT	BALANCE	PERCENT	BALANCE	PERCENT	BALANCE	PERCENT	BALANCE	PERCENT
	(dollars in thousands)
Commercial real estate loans	$9,303,885	18.6%	$10,034,868	18.9%	$10,553,174	20.4%	$11,311,167	17.4%	$12,453,575	21.6%
Commercial and industrial loans and other	14,628,240	29.2%	15,323,916	28.8%	12,235,399	23.7%	11,101,187	17.0%	12,071,896	20.9%
Multi-family	8,237,029	16.5%	7,572,555	14.2%	7,100,620	13.7%	6,746,558	10.3%	4,588,403	8.0%
Total Commercial Loans	32,169,154	64.3%	32,931,339	61.9%	29,889,193	57.8%	29,158,912	44.7%	29,113,874	50.5%
Residential mortgages	9,672,204	19.3%	11,244,409	21.0%	11,638,021	22.5%	11,179,713	17.2%	10,726,620	18.6%
Home equity loans and lines of credit	6,311,694	12.6%	6,638,466	12.5%	6,868,939	13.3%	7,005,539	10.7%	7,069,491	12.2%
Total Consumer Loans secured by real estate	15,983,898	31.9%	17,882,875	33.5%	18,506,960	35.8%	18,185,252	27.9%	17,796,111	30.8%
Auto loans	81,804	0.2%	295,398	0.6%	958,345	1.9%	16,714,124	25.7%	10,496,510	18.2%
Other (1)	1,815,770	3.6%	2,122,741	4.0%	2,305,353	4.5%	1,109,659	1.7%	264,676	0.5%
Total Consumer Loans	17,881,472	35.7%	20,301,014	38.1%	21,770,658	42.2%	36,009,035	55.3%	28,557,297	49.5%
Total Loans	$50,050,626	100.0%	$53,232,353	100.0%	$51,659,851	100.0%	$65,167,947	100.0%	$57,671,171	100.0%
Total Loans with:
Fixed	$23,541,953	47.0%	$24,899,616	46.8%	$26,632,842	51.6%	$41,555,482	63.8%	$33,786,934	58.6%
Variable	26,508,673	53.0%	28,332,737	53.2%	25,027,009	48.4%	23,612,465	36.2%	23,884,237	41.4%
Total Loans	$50,050,626	100.0%	$53,232,353	100.0%	$51,659,851	100.0%	$65,167,947	100.0%	$57,671,171	100.0%

(1) Primarily includes RV/marine and personal unsecured portfolios.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial

The Company’s loan portfolio (including loans held-for-sale) at December 31, 2013 was $50.1 billion and was comprised of $32.2 billion of commercial loans (including $8.2 billion of multi-family loans), $16.0 billion of consumer loans secured by real estate, and $1.9 billion of consumer loans not secured by real estate. This compares to $32.9 billion of commercial loans (including $7.6 billion of multi-family loans), $17.9 billion of consumer loans secured by real estate, and $2.4 billion of consumer loans not secured by real estate at December 31, 2012.

At December 31, 2013, commercial loans (excluding multi-family loans) totaled $23.9 billion, representing 47.8% of the Company’s loan portfolio, compared to $25.4 billion, or 47.6% of the loan portfolio, at December 31, 2012. At December 31, 2013 and December 31, 2012, 17.6% and 21.1%, respectively, of the total commercial portfolio was unsecured.

At December 31, 2013, multi-family loans totaled $8.2 billion, representing 16.5% of the Company’s loan portfolio, compared to $7.6 billion, or 14.2% of the loan portfolio, at December 31, 2012. The increase in multi-family loans from 2012 to 2013 was primarily due to the repurchase of loans sold to FNMA during the year.

The following table presents the contractual maturity of the Company’s commercial loans at December 31, 2013 :

	AT DECEMBER 31, 2013, MATURING
	In One Year Or Less	One to Five Years	After Five Years	Total
	(in thousands)
Commercial real estate loans	$1,698,659	$5,442,759	$2,162,467	$9,303,885
Commercial and industrial loans	4,250,949	8,711,093	1,666,198	14,628,240
Multi-family loans	178,546	4,819,810	3,238,673	8,237,029
Total	$6,128,154	$18,973,662	$7,067,338	$32,169,154
Loans with:
Fixed rates	$1,313,262	$6,787,472	$3,582,173	$11,682,907
Variable rates	4,814,893	12,186,190	3,485,164	20,486,247
Total	$6,128,155	$18,973,662	$7,067,337	$32,169,154

Consumer

The consumer loan portfolio (including loans held-for-sale) secured by real estate, consisting of home equity loans and lines of credit and residential loans, totaled $16.0 billion at December 31, 2013, representing 31.9% of the Company’s loan portfolio, compared to $17.9 billion, or 33.5% of the loan portfolio at December 31, 2012.

The consumer loan portfolio not secured by real estate, consisting of automobile loans and other consumer loans, totaled $1.9 billion at December 31, 2013, representing 3.8% of the Company’s loan portfolio, compared to $2.4 billion, or 4.6% of the loan portfolio, at December 31, 2012. Auto loans declined to $81.8 million at December 31, 2013 compared to $295.4 million at December 31, 2012 due to run-off in the Bank’s existing indirect auto loan portfolio.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CREDIT RISK MANAGEMENT

Extending credit to customers exposes the Company to credit risk, which is the risk that contractual principal and interest due on loans will not be collected due to the inability or unwillingness of the borrower to repay the loan. The Company manages credit risk in its loan portfolio through adherence to consistent standards, guidelines, and limitations established by the Company’s Board of Directors as set forth in its Board-approved Risk Tolerance Statement. Written loan policies establish underwriting standards, lending limits, and other standards or limits deemed necessary and prudent. Various approval levels based on the amount of the loan and other key credit attributes have also been established. In order to ensure consistency and quality in accordance with the Company's credit and governance standards, authority to approve loans is shared jointly between the businesses and the credit risk group. Loans over certain dollar thresholds require approval by the Company's credit committees, with higher balance loans requiring approval by more senior level committees.

The Internal Audit group conducts ongoing independent reviews of the credit quality of the Company’s loan portfolios and credit management processes to ensure the accuracy of the risk ratings and adherence to established policies and procedures, verify compliance with applicable laws and regulations, provide objective measurement of the risk inherent in the loan portfolio, and ensure that proper documentation exists. The results of these periodic reviews are reported to business line management, Risk Management and the Audit Committee of both the Company and the Bank. The Company maintains a classification system for loans that identifies those requiring a higher level of monitoring by management because of one or more factors, including borrower performance, business conditions, industry trends, the nature of the collateral, collateral margin, economic conditions, or other factors. Loan credit quality is always subject to scrutiny by line management, credit professionals, and the Internal Audit group.

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

Management closely monitors the composition and quality of the total commercial loan portfolio to ensure that significant credit concentrations by borrowers or industries are mitigated. At December 31, 2013 and 2012, 17.6% and 21.1%, respectively, of the commercial loan portfolio, excluding multi-family, was unsecured.

Consumer Loans Secured by Real Estate

Credit risk in the direct and indirect consumer loan portfolio is controlled by strict adherence to underwriting standards that consider debt-to-income levels, the creditworthiness of the borrower, and collateral values. In the home equity loan portfolio, combined loan-to-value ratios are generally limited to 90% for both first and second liens. SHUSA originates and purchases fixed-rate and adjustable rate residential mortgage loans that are secured by the underlying 1-4 family residential properties. Credit risk exposure in this area of lending is minimized by the evaluation of the creditworthiness of the borrower, including debt-to-equity ratios, credit scores, and adherence to underwriting policies that emphasize conservative loan-to-value ratios of generally no more than 80%. Residential mortgage loans originated or purchased in excess of an 80% loan-to-value ratio are generally insured by private mortgage insurance, unless otherwise guaranteed or insured by the Federal, state, or local government. SHUSA also utilizes underwriting standards which comply with those of FHLMC or FNMA. Credit risk is further reduced, since a portion of the Company’s fixed-rate mortgage loan production is sold to investors in the secondary market without recourse.

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

Collections

The Company closely monitors delinquencies as another means of maintaining high asset quality. Collection efforts generally begin within 15 days after a loan payment is missed by attempting to contact all borrowers and offer a variety of loss mitigation alternatives. If these attempts fail, the Company will attempt to gain control of any and all collateral in a timely manner in order to minimize losses. While liquidation and recovery efforts continue, officers continue to work with the borrowers, if appropriate, to recover all money owed to the Company. The Company monitors delinquency trends at 30, 60, and 90 days past due. These trends are discussed at monthly management Asset Review Committee meetings and at the Company's and the Bank's Board of Directors' meetings.

Non-performing Assets

Non-performing assets decreased slightly, to $1.1 billion, or 1.4% of total assets, at December 31, 2013, compared to $1.2 billion, or 1.4% of total assets, at December 31, 2012.

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

The following table shows non-performing loans compared to total loans outstanding for the residential mortgage, consumer loans secured by real estate, and consumer loans not secured by real estate portfolios as of December 31, 2013 and December 31, 2012:

	December 31, 2013			December 31, 2012
	Residential Mortgages	Consumer Loans Secured by Real Estate	Consumer Loans Not Secured by Real Estate	Residential Mortgages	Consumer Loans Secured by Real Estate	Consumer Loans Not Secured by Real Estate
	(dollars in thousands)

Non-performing loans ("NPLs")	$473,566	$141,961	$10,544	$511,382	$170,486	$18,874
Total loans (1)	$9,561,187	$6,311,694	$1,897,574	$10,400,967	$6,638,466	$2,418,139
NPLs as a % of total loans	5.0%	2.2%	0.6%	4.9%	2.6%	0.8%
NPLs in foreclosure status	41.7%	13.4%	N/A	42.4%	11.1%	N/A
(1) Excludes LHFS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The NPL ratio is significantly higher for the Company's residential mortgage loan portfolio compared to its consumer loans secured by real estate portfolio due to a number of factors, including: the prolonged workout and foreclosure resolution processes; differences in risk profiles; and out-of-footprint loans (loans with collateral located outside the Company's geographic footprint).

Resolution challenges with low foreclosure sales continue to impact both the residential mortgage and consumer loans secured by real estate portfolio NPL balances, but foreclosure inventory decreased quarter-over-quarter. The foreclosure moratorium was lifted and activity resumed in the fourth quarter of 2011, but delays in Pennsylvania, New Jersey, New York, and Massachusetts limited the decline in NPL balances and contributed to a higher NPL ratio trend in 2012. As of December 31, 2013, foreclosures in all states except Delaware and in Washington, D.C. were moving forward. Both Delaware and Washington, D.C. are delayed due to new legal complexities surrounding documentation required to initiate a new foreclosure proceeding.

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

The following table represents the concentration of foreclosures by state as a percentage of total foreclosures at December 31, 2013 and December 31, 2012:

	December 31, 2013	December 31, 2012

New Jersey	34.0%	29.2%
New York	18.2%	13.5%
Pennsylvania	14.3%	11.5%
Massachusetts	2.9%	6.8%
All other states	30.6%	39.0%

The foreclosure closings issue has a greater impact on the residential mortgage portfolio than the consumer real estate secured portfolio due to the larger volume of loans in first lien position in that portfolio, which have equity upon which to foreclose. Exclusive of Chapter 7 bankruptcy NPL accounts, approximately 89.8% of the 90+ day delinquent loan balances in the residential mortgage portfolio are secured by a first lien, while only 47.1% of the 90+ day delinquent loan balances in the consumer real estate secured portfolio are secured by a first lien. Consumer real estate secured NPL loans may get charged off more quickly due to the lack of equity to foreclose from a second lien position.

The Alt-A segment consists of loans with limited documentation requirements which were originated through brokers outside the Company's geographic footprint. At December 31, 2013 and December 31, 2012, the residential mortgage portfolio included the following Alt-A loans:

	December 31, 2013	December 31, 2012
	(dollars in thousands)

Alt-A loans	$1,060,560	$1,233,343
Alt-A loans as a percentage of the residential mortgage portfolio	11.0%	11.0%
Alt-A loans designated "out-of-footprint"	$430,138	$520,819
Alt-A loans designated as "out-of-footprint" as a percentage of Alt-A loans	40.6%	42.2%
Alt-A loans in NPL status	$176,197	$202,259
Alt-A loans in NPL status as a percentage of residential mortgage NPLs	37.2%	39.6%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The performance of the Alt-A segment has remained poor, averaging a 16.6% NPL ratio in 2013. Alt-A mortgage originations were discontinued in 2008 and have continued to run off at an average rate of 1.4% per month. Alt-A NPL balances represented 37.2% of the total residential mortgage loan portfolio NPL balance at December 31, 2013, compared to 64.6% at the end of the first quarter of 2009. As the Alt-A segment runs off and higher quality residential mortgages are added to the portfolio, the shift in product mix is expected to lower NPL balances.

Finally, the proportion of out-of-footprint loans is significantly higher in the residential mortgage portfolio than in the consumer loans secured by real estate portfolio. Historically, the NPL ratio for out-of-footprint loans has been higher compared with in-footprint lending. A total of $882.0 million, or 9.1%, of the residential mortgage loan portfolio was originated with collateral located outside the Bank’s geographic footprint as of December 31, 2013. Out-of-footprint NPL balances for the residential mortgage loan portfolio were $77.5 million, or 8.8% of out-of-footprint balances, as of December 31, 2013. The out-of-footprint NPL balance represented 17.8% of the total NPL balance of the residential mortgage loan portfolio. In comparison, the consumer loans secured by real estate portfolio has significantly less out-of-footprint loans, with a total of $46.9 million, or 0.8%, originated with collateral located outside the Bank’s geographic footprint. The out-of-footprint NPL balance represented only 1.6% of the total NPL balance for the consumer loans secured by real estate portfolio.

The following table presents the composition of non-performing assets at the dates indicated:

	AT DECEMBER 31,
	2013	2012	2011	2010	2009
	(in thousands)
Non-accrual loans:
Commercial:
Commercial real estate	$250,073	$291,236	$459,692	$653,221	$823,766
Commercial and industrial	100,894	122,111	213,617	528,333	654,322
Multi-family	21,371	58,587	126,738	224,728	381,999
Total commercial loans	372,338	471,934	800,047	1,406,282	1,860,087
Consumer:
Residential mortgages	473,566	511,382	438,461	602,027	617,918
Consumer loans secured by real estate	141,961	170,486	108,075	125,310	117,390
Consumer not secured by real estate	10,544	18,874	12,883	592,650	535,902
Total consumer loans	626,071	700,742	559,419	1,319,987	1,271,210

Total non-accrual loans	998,409	1,172,676	1,359,466	2,726,269	3,131,297

Other real estate owned	88,603	65,962	103,026	143,149	99,364
Other repossessed assets	3,073	3,301	5,671	79,854	18,716
Total other real estate owned and other repossessed assets	91,676	69,263	108,697	223,003	118,080
Total non-performing assets	$1,090,085	$1,241,939	$1,468,163	$2,949,272	$3,249,377

Past due 90 days or more as to interest or principal and accruing interest	$2,545	$3,052	$4,908	$169	$27,321
Annualized net loan charge-offs to average loans(1)	0.42%	0.98%	1.92%	2.01%	2.40%
Non-performing assets as a percentage of total assets	1.41%	1.45%	1.83%	3.29%	3.92%
Non-performing loans as a percentage of total loans	1.99%	2.20%	2.63%	4.18%	5.43%
Non-performing assets as a percentage of total loans, real estate owned and repossessed assets	2.17%	2.33%	2.84%	4.51%	5.62%
Allowance for credit losses as a percentage of total non-performing assets (2)	96.7%	98.5%	91.3%	84.7%	63.9%
Allowance for credit losses as a percentage of total non-performing loans (21)	105.6%	104.3%	98.6%	91.6%	66.3%

(1)	Annualized net loan charge-offs to average loans is calculated as annualized net loan charge-off divided by the average loan balance for the year ended December 31, 2013.

(2)	Allowance for credit losses is comprised of the allowance for loan losses and the reserve for unfunded commitments, which is included in other liabilities.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Troubled Debt Restructuring

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
The Company's credit quality trends have continued to improve, and non-performing TDRs decreased $71.0 million from December 31, 2012 to December 31, 2013. The decrease was driven by a number of factors. TDRs initially placed in non-accrual status which have not yet sustained six consecutive months of payments and for which, as a result, repayment is not yet deemed reasonably assured increased the balance by approximately $53.6 million for the year ended December 31, 2013, primarily due to the Company's continuing efforts to meet the needs of its customers and maximize the ultimate recovery of its receivables. TDRs returned to accrual or paid off during the year ended December 31, 2013 decreased the Company's non-performing TDR balance by approximately $80.9 million. In addition, balances of non-performing TDRs decreased due to charge-offs and pay-downs by approximately $57.5 million from December 31, 2012 to December 31, 2013. Finally, non-performing TDRs at December 31, 2013 which were previously performing at December 31, 2012 increased the balance of non-performing TDRs by approximately $21.3 million.
The following table summarizes TDRs at the dates indicated:

	December 31, 2013	December 31, 2012
	(in thousands)
Performing
Commercial	$152,615	$203,012
Residential mortgage	446,678	421,242
Other consumer	57,313	49,015
Total performing	656,606	673,269
Non-performing
Commercial	97,220	132,177
Residential mortgage	192,794	214,328
Other consumer	57,023	71,565
Total non-performing	347,037	418,070
Total	$1,003,643	$1,091,339

Potential Problem Loans

Potential problem loans are loans not currently classified as non-performing loans, for which management has doubts as to the borrowers’ ability to comply with present repayment terms. These assets are principally loans delinquent more than 30 days but less than 90 days. Potential problem commercial loans amounted to $41.5 million and $127.2 million at December 31, 2013 and 2012, respectively. Potential problem consumer loans amounted to $344.4 million and $412.1 million at December 31, 2013 and 2012, respectively. Management has evaluated these loans and reserved for them during the respective years.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Delinquencies

At December 31, 2013 and 2012, the Company's delinquencies consisted of the following:

	December 31, 2013				December 31, 2012
	Consumer Loans Secured by Real Estate (1)	Consumer Loans Not Secured by Real Estate	Commercial Loans	Total	Consumer Loans Secured by Real Estate (1)	Consumer Loans Not Secured by Real Estate	Commercial Loans	Total
	(dollars in thousands)
Total Delinquencies	$300,348	$46,586	$41,493	$388,427	$343,715	$71,474	$127,241	$542,430
Total Loans Held for Investment	$15,872,881	$1,897,574	$32,151,222	$49,921,677	$17,039,433	$2,418,139	$32,931,339	$52,388,911
Delinquencies as a % of LHFI	1.9%	2.5%	0.1%	0.8%	2.0%	3.0%	0.4%	1.0%

(1) Includes residential mortgages.

Total delinquencies have decreased primarily due to decreases in the consumer loans not secured by real estate portfolio primarily due to improved collections in the Auto Loans portfolio. At December 31, 2013, delinquencies in the Auto Loans portfolio accounted for 2.8% of total delinquencies compared to 5.7% at December 31, 2012.

Overall, commercial real estate delinquencies have improved from prior year, with the exception of one portfolio. Commercial real estate delinquencies in the 90+ day past due bucket have changed unfavorably from December 31, 2012 to 2013. This is primarily due to one significant account, representing more than 5% of the portfolio, which was in the 90+ day past due bucket at December 31, 2013.

ALLOWANCE FOR CREDIT LOSSES

The Company's allowance for loan losses and the reserve for unfunded lending commitments (collectively, the “Allowance for Credit Losses”) are maintained at levels that management considers adequate to provide for losses based upon its evaluation of known and inherent risks in the loan portfolio. Management's evaluation takes into consideration the risks inherent in the portfolio, past loan loss experience, specific loans with loss potential, geographic and industry concentrations, delinquency trends, economic conditions, levels of originations and other relevant factors. While management uses the best information available to it to make such evaluations, future adjustments to the allowance for credit losses may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

The following table presents the allocation of the allowance for loan losses and the percentage of each loan type to total loans at the dates indicated:

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	AT DECEMBER 31,
	2013		2012		2011		2010		2009
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(in thousands)
Allocated allowance:
Commercial loans	$443,074	64%	$580,931	62%	$766,865	58%	$905,786	45%	$989,192	50%
Consumer loans	363,647	36%	407,259	38%	292,816	42%	1,275,982	55%	824,529	50%
Unallocated allowance	27,616	n/a	25,279	n/a	23,811	n/a	15,682	n/a	4,503	n/a
Total allowance for loan losses	$834,337	100%	$1,013,469	100%	$1,083,492	100%	$2,197,450	100%	$1,818,224	100%
Reserve for unfunded lending commitments	220,000		210,000		256,485		300,621		259,140
Total allowance for credit losses	$1,054,337		$1,223,469		$1,339,977		$2,498,071		$2,077,364

General

The allowance for loan losses decreased $179.1 million at December 31, 2013 from December 31, 2012. The decrease in the allowance for loan losses can be attributed to an overall improvement in the credit quality of the loan portfolio, with decreases in net charge-offs, delinquent loans, and non-accrual loans from 2012 to 2013. Excluding loans classified as non-accrual, loans past due have decreased from $542.4 million as of December 31, 2012 to $388.4 million as of December 31, 2013.

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

The allowance for credit losses is subject to review by banking regulators. The Company’s primary bank regulators regularly conduct examinations of the allowance for credit losses and make assessments regarding its adequacy and the methodology employed in its determination.

A loan is considered to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay (e.g., less than 90 days) or insignificant shortfall in the amount of payments does not necessarily result in the loan being identified as impaired. Impaired loans are defined as all TDRs plus non-accrual commercial loans in excess of $1 million. In addition, the Company may perform a specific reserve analysis on loans that fail to meet this threshold if the nature of the collateral or business conditions warrant. During the year, the Company began performing a specific reserve analysis on certain loans within Corporate Banking and remaining commercial classes of financing receivables, regardless of loan size

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial

For the commercial loan portfolio excluding small business loans (businesses with annual sales of up to $3.0 million), the Company has specialized credit officers, a monitoring unit, and workout units that identify and manage potential problem loans. Changes in management factors, financial and operating performance, company behavior, industry factors and external events and circumstances are evaluated on an ongoing basis to determine whether potential impairment is evident and additional analysis is needed. For the commercial loan portfolios, risk ratings are assigned to each loan to differentiate risk within the portfolio, reviewed on an ongoing basis by credit risk management, and revised, if needed, to reflect the borrower’s current risk profile and the related collateral position. The risk ratings consider factors such as financial condition, debt capacity and coverage ratios, market presence and quality of management. Generally, credit officers reassess a borrower’s risk rating on at least an annual basis, and more frequently if warranted. This reassessment process is managed by credit officers and is overseen by the Credit Monitoring group to ensure consistency and accuracy in risk ratings, as well as the appropriate frequency of risk rating reviews by the Bank’s credit officers. The Company’s Internal Audit group regularly performs loan reviews and assesses the appropriateness of assigned risk ratings. When credits are downgraded below a certain level, the Company’s Workout Department becomes responsible for managing the credit risk. Risk rating actions are generally reviewed formally by one or more credit committees depending on the size of the loan and the type of risk rating action being taken. Detailed analyses are completed that support the risk rating and management’s strategies for the customer relationship going forward.

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

The portion of the allowance for loan losses related to the commercial portfolio decreased from $580.9 million at December 31, 2012 (1.76% of commercial loans) to $443.1 million at December 31, 2013 (1.38% of commercial loans). The primary factor resulting in the decrease is that the portfolio risk distribution has shown improvement related to portfolio credit quality (lower levels of classified and non-accruing loans). In addition, there has been a decrease in probability of default rates associated with commercial loans that have resulted in a decrease in reserve balances.

Consumer

The consumer loan and small business loan portfolios are monitored for credit risk and deterioration with statistical tools considering factors such as delinquency, loan-to-value ("LTV") ratios, and credit scores. Management evaluates the consumer portfolios throughout their life cycles on a portfolio basis. When problem loans are identified that are secured with collateral, management examines the loan files to evaluate the nature and type of collateral. Management documents the collateral type, the date of the most recent valuation, and whether any liens exist to determine the value to compare against the committed loan amount.

For both residential and home equity loans, loss severity assumptions are incorporated in the loan loss reserve models to estimate loan balances that will ultimately charge-off. These assumptions are based on recent loss experience within various combined LTV ("CLTV") bands in these portfolios. CLTVs are refreshed quarterly by applying Federal Housing Finance Agency Home Price

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Index changes at a state-by-state level to the last known appraised value of the property to estimate the current CLTV. The Company's allowance for loan losses incorporates the refreshed CLTV information to update the distribution of defaulted loans by CLTV as well as the associated loss given default for each CLTV band. Reappraisals at the individual property level are not considered cost-effective or necessary on a recurring basis; however, reappraisals are performed on certain higher risk accounts to support line management activities and default servicing decisions, or when other situations arise for which the Company believes the additional expense is warranted.

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

As of December 31, 2013, the Company had $808.4 million and $5.2 billion of consumer home equity loans and lines of credit, respectively, which included $380.8 million and $3.0 billion, or 47.1% and 58.1%, in junior lien positions, respectively. Loss severity rates on these consumer home equity loans and lines of credit in junior lien positions were 77.3% and 84.3%, respectively, as of December 31, 2013.

The Company is in the process of updating the allowance model for the home equity loans and lines of credit to incorporate FICO scores and LTV metrics, which is expected to reduce the need for management adjustments to the model previously made to incorporate these factors. The new model will be upgraded to reflect segmentation by product type (loans versus lines of credit) and lien position for loans and lines of credit secured by junior liens and the delinquency status of the related senior lien positions. The new model is expected to be fully integrated for the first quarter of 2014. We do not expect there to be a material impact to the allowance as a result of the implementation of this model.

To ensure the Company has captured potential losses inherent in its home equity portfolios as December 31, 2013, the Company estimates its allowance for loan losses for home equity loans and lines of credit by segmenting its portfolio into sub-segments based on the nature of the portfolio and certain risk characteristics such as product type, lien positions, and origination channels. Projected future defaulted loan balances are estimated within each portfolio sub-segment by incorporating risk parameters, including the current payment status as well as historical trends in delinquency rates. Other assumptions, including prepayment and attrition rates, are also calculated at the portfolio sub-segment level and incorporated into the estimation of the likely volume of defaulted loan balances. The projected default volume is stratified across CLTV ratio bands, and a loss severity rate for each CLTV band is applied based on the Company's historical net credit loss experience. This amount is then adjusted, as necessary, for qualitative considerations to reflect changes in underwriting, market, or industry conditions, or changes in trends in the composition of the portfolio, including risk composition, seasoning, and underlying collateral.

The Company considers the delinquency status of its senior liens in cases in which the Company services the lien. The Company currently services the senior lien on approximately 23.5% of junior lien home equity principal balances. Of the junior lien home equity loan and line of credit balances that are current, approximately 1.5% have a senior lien that is one or more payments past due. When the senior lien is delinquent but the junior lien is current, allowance levels are adjusted to reflect loss estimates consistent with the delinquency status of the senior lien. The Company also extrapolates these impacts to the junior lien portfolio when the senior lien is serviced by another investor and the delinquency status of that senior lien is unknown.

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

Depository and lending institutions in the U.S. generally are expected to experience a significant volume of home equity lines of credit which will be approaching the end of their draw periods over the next several years, following the growth in home equity lending experienced during 2003 through 2007. As a result, many of these home equity lines of credit will either convert to amortizing loans or have principal due as balloon payments. The percentage of the Company's current home equity lines of credit that are expected to reach the end of their draw periods prior to December 31, 2018 is approximately 4.3% and not considered significant. The Company's home equity lines of credit are generally open-ended, revolving loans with fixed-rate lock options and draw periods of up to 10 years, along with amortizing repayment periods of up to 15 years. We currently do not monitor delinquency rates differently for amortizing and non-amortizing lines, but instead segment our home equity line of credit portfolio by certain other risk characteristics which we monitor, along with several credit quality metrics including delinquency. Our home equity lines of credit are generally underwritten considering fully drawn and fully amortizing levels. As a result, we currently do not anticipate a significant deterioration in credit quality when these home equity lines of credit begin to amortize. We are currently enhancing our data capabilities to monitor home equity line of credit delinquency trends by amortizing and non-amortizing status, and will look to expand our disclosures in future filings to discuss any significant delinquency trends affecting the Company's home equity portfolios when this information becomes available.

The allowance for consumer loans was $363.6 million and $407.3 million at December 31, 2013 and December 31, 2012, respectively. The allowance as a percentage of consumer loans remained flat at 2.0% at December 31, 2013 compared to 2.0% at December 31, 2012.

Unallocated

Additionally, the Company reserves for certain inherent, but undetected, losses that are probable within its loan portfolio. Absent significant other factors to the contrary, management generally considers an unallocated position within 5% of the overall allowance to be reasonably sufficient to absorb imprecisions in its models. Such imprecisions include loss factors inherent in the loan portfolio that may not have been discreetly contemplated in the general and specific components of the allowance, as well as potential variability in estimates. Period-to-period changes in the Company's historical unallocated allowance for loan and lease loss positions are considered in light of these factors. The unallocated allowance for loan losses was $27.6 million at December 31, 2013 and $25.3 million at December 31, 2012.

Reserve for Unfunded Lending Commitments

In addition to the allowance for loan losses, the Bank estimates probable losses related to unfunded lending commitments. Risk factors, in conjunction with an analysis of historical loss experience, current economic conditions, performance trends within specific portfolio segments, and other pertinent information result in the estimation of the reserve for unfunded lending commitments. Additions to the reserve are charged to the provision for credit losses, and this reserve is classified within Other liabilities on the Company's Consolidated Balance Sheet.

The reserve for unfunded lending commitments increased from $210.0 million at December 31, 2012 to $220.0 million at December 31, 2013. The increase to the reserve for unfunded commitments was primarily due to certain C&I and CCRC contracts for which the credit rating was downgraded or the line of credit was increased during the fourth quarter, resulting in the Company posting additional specific reserves. Once an unfunded lending commitment becomes funded and is carried as a loan, the corresponding reserves are transferred to the allowance for loan losses.

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

The factors supporting the allowance for loan losses and the reserve for unfunded lending commitments do not diminish the fact that the entire allowance for loan losses and the reserve for unfunded lending commitments are available to absorb losses in the loan and related commitment portfolios, respectively. The Company’s principal focus is to ensure the adequacy of the total allowance for loan losses and reserve for unfunded lending commitments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The allowance for loan losses and the reserve for unfunded lending commitments are subject to review by banking regulators. The Company’s primary bank regulators regularly conduct examinations of the allowance for loan losses and reserve for unfunded lending commitments, and make assessments regarding their adequacy and the methodology employed in their determination.

INVESTMENT SECURITIES

Investment securities consist primarily of MBS, tax-free municipal securities, U.S. Treasury and government agency securities, corporate debt securities, asset-backed securities and stock in FHLB and the FRB. MBS consist of pass-through, collateralized mortgage obligations, and adjustable rate mortgages issued by federal agencies. The Company’s MBS are either guaranteed by the issuer as to principal and interest or have ratings of “AAA” by Standard and Poor’s and Moody’s at the date of issuance. The Company’s available-for-sale investment strategy is to purchase liquid fixed-rate and floating-rate investments to manage the Company's liquidity position and interest rate risk adequately. The average life of the available-for-sale investment portfolio (excluding certain asset-backed securities) at December 31, 2013 was approximately 5.25 years, compared to 4.02 years at December 31, 2012. The average effective duration of the investment portfolio (excluding certain asset-backed securities) at December 31, 2013 was approximately 4.58 years. The actual maturities of MBS available for sale will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

Management evaluates all investment products in an unrealized loss position for OTTI on at least a quarterly basis. Individual securities are further assessed for OTTI impairment as deemed necessary. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. The OTTI assessment is a subjective process requiring the use of judgments and assumptions. During the securities-level assessments, consideration is given to (1) the intent not to sell and probability that the Company will not be required to sell the security before recovery of its cost basis to allow for any anticipated recovery in fair value, (2) the financial condition and near-term prospects of the issuer, as well as company news and current events, and (3) the ability to collect the future expected cash flows. Key assumptions utilized to forecast expected cash flows may include loss severity, expected cumulative loss percentage, cumulative loss percentage to date, weighted average FICO and weighted average LTV, rating or scoring, credit ratings and market spreads, as applicable.

The Company assesses and recognizes OTTI in accordance with applicable accounting standards. Under these standards, if the Company determines that impairment on its debt securities exists and it has made the decision to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, it recognizes the entire portion of the unrealized loss in earnings. If the Company has not made a decision to sell the security and it does not expect that it will be required to sell the security prior to the recovery of the amortized cost basis but the Company has determined that OTTI exists, it recognizes the credit related portion of the decline in value of the security in earnings.

As a result of rising market interest rates, Management made the decision during the second quarter of 2013 to reposition its balance sheet. Consistent with this strategy, the Company designated certain available-for-sale investment securities with a book value of $2.5 billion to be sold, which were in an unrealized loss position due to changes in market rates and asset spreads. The intent to sell these securities resulted in the Company recording $63.6 million of OTTI in the Consolidated Statement of Operations during the second quarter of 2013. All of the securities designated for sale were sold in the third quarter of 2013, which at the time of sale had a book value of $2.3 billion. The Company incurred an additional loss on the sale of these securities during the third quarter of 2013 of $23.5 million. No additional OTTI was recorded in earnings during the years-ended December 31, 2013 or 2012.

Total gross unrealized losses increased $363.0 million during 2013, primarily due to increases in interest rates. The majority of the increases in unrealized losses during the year resided in the MBS portfolios. Management did not deem OTTI to exist on these portfolios at December 31, 2013 due to them being backed by the U.S. government or its agencies. Municipal securities also incurred additional losses during the year; however, due to their high credit ratings, Management does not deem any OTTI to exist on this portfolio at December 31, 2013. Based on assessments performed, Management expects to recover par value on all securities in an unrealized loss position at December 31, 2013.

The Company's 2011 results included OTTI charges of $0.3 million on non-agency MBS. Economic conditions significantly impact the fair value of certain non-agency MBS. The collateral for these securities consisted of residential loans originated by a diverse group of private label issuers. During 2011, the Company sold the majority of its non-agency MBS portfolio, resulting in the recognition of $103.3 million in unrealized losses. The sale was the result of management’s strategic decision to exit certain asset classes in light of new capital and liquidity requirements in 2012.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the book value of investment securities by obligor at the dates indicated:

	AT DECEMBER 31,
	2013	2012
	(in thousands)
Investment securities available-for-sale:
U.S. Treasury and government agencies	$1,825,420	$6,421,730
FNMA, FHLMC, and FHLB securities	2,996,522	5,672,046
State and municipal securities	1,850,149	2,060,292
Other securities (1)	4,974,149	4,529,952
Total investment securities available-for-sale	11,646,240	18,684,020
Other investments	820,395	1,053,723
Total investment portfolio	$12,466,635	$19,737,743

(1) Other securities primarily includes corporate debt securities and asset backed securities.

The following table presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies and corporations) having an aggregate book value in excess of 10% of the Company’s Stockholder's equity that were held by the Company at December 31, 2013:

	AT DECEMBER 31, 2013
	Amortized Cost	Fair Value
	(in thousands)
FNMA	$1,485,339	$1,402,479
FHLMC	1,717,089	1,594,043
GNMA (1)	1,895,334	1,791,536
Total	$5,097,762	$4,788,058

(1) Includes U.S. government agency MBS.

Investment Securities Available-for-Sale

Securities expected to be held for an indefinite period of time are classified as available-for-sale and are carried at fair value, with unrealized gains and losses reported as a separate component of Stockholder's equity, net of estimated income taxes, unless a decline in value is deemed to be other-than-temporary, in which case the decline is recorded in the current period's operating results. The majority of the securities have readily determinable market prices that are derived from secondary institutional markets with an exit price that is predominantly reflective of bid level pricing in those markets. Decisions to purchase or sell these securities are based on economic conditions, including changes in interest rates, and asset/liability management strategies.

Total investment securities available-for-sale decreased to $11.6 billion at December 31, 2013, compared to $18.7 billion at December 31, 2012. Overall, the decrease in investment securities is due to the Company's strategy to reduce exposure to interest rate risk in the portfolio. For additional information with respect to the Company’s investment securities, see Note 3 in the Notes to the Consolidated Financial Statements.

Other Investments

Other investments, which consists of FHLB stock and FRB stock, as well as an FHLB CD, decreased from $1.1 billion at December 31, 2012 to $0.8 billion at December 31, 2013, primarily due to FHLB's repurchase of its stock.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GOODWILL

Goodwill was $3.4 billion at December 31, 2013 and December 31, 2012. There were no additions or impairments to goodwill in 2013 or 2012. Goodwill represented 4.4% of total assets and 25.3% of total stockholder's equity at December 31, 2013.

Goodwill is not amortized on a recurring basis, but is subject to periodic impairment testing. This testing is required annually, or more frequently if events or circumstances indicate that there may be impairment. The annual goodwill impairment test was performed as of October 1, 2013, and no impairment was noted as part of this testing. The Company expects to perform its next annual goodwill impairment test at October 1, 2014.

PREMISES AND EQUIPMENT

Total premises and equipment, net, was $815.8 million at December 31, 2013, compared to $748.8 million at December 31, 2012. The increase in total premises and equipment was primarily due to additions of ATMs and purchases of furniture and office equipment as a result of rebranding as well as computer software implementations as a result of continuous integration of Santander's IT and operating systems. See Note 5 for details on premises and equipment and Note 20 for details on related party transactions of IT and operating systems, in the Notes to the Consolidated Financial Statements.

DEFERRED TAXES AND OTHER TAX ACTIVITY

The net deferred tax asset balance was $748.0 million at December 31, 2013, compared to $780.4 million at December 31, 2012. The decrease of $32.4 million was primarily due to a $200.8 million increase in investment and market-related unrealized losses, which was offset by $233.2 million of deferred tax expense recognized during the period.

The Company has a lawsuit pending against the United States in Federal District Court in Massachusetts relating to the proper tax consequences of two financing transactions with an international bank through which the Company borrowed $1.2 billion. As a result of the two financing transactions, the Company paid foreign taxes of $264.0 million during the years 2003 through 2007 and claimed a corresponding foreign tax credit for foreign taxes paid during those years, which the IRS disallowed. The IRS also disallowed the Company's deductions for interest expense and transaction costs, totaling $74.6 million in tax liability, and assessed penalties and interest totaling approximately $92.5 million. The Company has paid the taxes, penalties and interest associated with the IRS adjustments for all tax years, and the lawsuit will determine whether the Bank is entitled to a refund of the amounts paid. The Company has recorded a receivable in other assets for the amount of these payments, less a tax reserve of $96.9 million as of December 31, 2013.

On October 17, 2013, the Court issued a written opinion in favor of the Company relating to a motion for partial summary judgment on a significant issue in the case. The Company subsequently filed a motion for summary judgment requesting the Court to conclude the case in its entirety and enter a final judgment awarding the Company a refund of all amounts paid. In response, the IRS filed a motion opposing the Company's motion, and filed a cross-motion for summary judgment requesting that the Court enter a final judgment in the IRS's favor. The Company anticipates that the Court will rule on the parties' motions within the next several months and make a determination as to whether further proceedings are required at the District Court level to resolve any remaining legal or factual issues, which could affect the Company's entitlement to some or all of the refund. The Company expects the IRS to appeal any decision in favor of the Company. In 2013, two different federal courts decided cases involving similar financing structures entered into by the Bank of New York Mellon Corp. and BB&T Corp. (referred to as the Salem Financial Case) in favor of the IRS. Bank of New York Mellon Corp. and BB&T Corp. have filed notices of appeal in their respective cases. The Company remains confident in its position and believes its reserve amount adequately provides for potential exposure to the IRS related to these items. As this litigation progresses over the next 24 months, it is reasonably possible that changes in the reserve for uncertain tax positions could range from a decrease of $96.9 million to an increase of $296.0 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OTHER ASSETS

Other assets at December 31, 2013 were $1.2 billion, compared to $1.5 billion at December 31, 2012. The decrease in other assets was primarily due to activity in prepaid expenses, miscellaneous receivables, derivative assets and MSRs. Prepaid expenses decreased $98.1 million, primarily due to an FDIC refund for excess payments. Miscellaneous receivables decreased $91.8 million, primarily due to settlements from the sale of investments during the second and third quarters of 2013. Derivative assets decreased $156.6 million, primarily due to the reduction in market values as a result of changes in interest rates. These changes were offset by an increase in MSRs of $49.3 million due to a decrease in anticipated loan prepayment rates ("CPRs") and a reduction in mortgage refinancing due to interest rate increases.

DEPOSITS AND OTHER CUSTOMER ACCOUNTS

The Bank attracts deposits within its primary market area by offering its clients a variety of deposit instruments, including demand and interest-bearing demand deposit accounts, money market accounts, savings accounts, customer repurchase agreements, CDs and retirement savings plans. The Bank also issues wholesale deposit products such as brokered deposits and government deposits on a periodic basis, which serve as an additional source of liquidity for the Company.

Total deposits and other customer accounts at December 31, 2013 were $49.5 billion, compared to $50.8 billion at December 31, 2012. The decrease in deposits of $1.3 billion was primarily due to significant decreases in CDs, which decreased $4.5 billion, or 35.8%, offset by increases in money market accounts of $2.3 billion, or 13.8%, and interest-bearing demand accounts of $1.1 billion, or 11.4%. The decrease in CDs was driven by continued run-off and lack of the Company's rollover of certain wholesale CDs, both due to the low interest rate environment, as customers and the Company have opted to maintain balances in more liquid transaction accounts. Also, the Company continues to focus its efforts on repositioning its account mix and increasing lower-cost deposits. The improved funding mix and maturities of CDs have reduced the cost of total deposits from 0.57% for the year ended December 31, 2012 to 0.50% for the year ended December 31, 2013. The increase in money market accounts was due to growth in commercial and retail money market accounts as a result of improving market conditions. The increase in interest-bearing demand deposits was due mainly to better economic conditions encouraging movement from non interest-bearing demand deposits to interest-bearing investments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

BORROWINGS AND OTHER DEBT OBLIGATIONS

The following table summarizes information regarding borrowings and other debt obligations for the Bank:

	DECEMBER 31,
	2013	2012	2011
	(in thousands)
Bank borrowings and other debt obligations
REIT preferred:
Balance	$151,918	$150,434	$148,966
Weighted average interest rate at year-end	13.83%	13.95%	14.08%
Maximum amount outstanding at any month-end during the year	$151,918	$150,434	$148,966
Average amount outstanding during the year	$151,126	$149,648	$148,201
Weighted average interest rate during the year	13.83%	13.96%	14.09%
Bank senior notes:
Balance	$—	$—	$1,349,920
Weighted average interest rate at year-end	—%	—%	3.92%
Maximum amount outstanding at any month-end during the year	$—	$—	$1,349,920
Average amount outstanding during the year	$—	$59,010	$1,348,964
Weighted average interest rate during the year	—%	4.00%	3.95%
Bank subordinated notes:
Balance	$497,427	$751,618	$756,831
Weighted average interest rate at year-end	8.91%	7.56%	7.57%
Maximum amount outstanding at any month-end during the year	$752,261	$759,132	$1,253,975
Average amount outstanding during the year	$548,151	$754,906	$995,384
Weighted average interest rate during the year	8.70%	8.10%	7.69%
Term loans:
Balance	$185,764	$156,350	$—
Weighted average interest rate at year-end	6.39%	6.38%	—%
Maximum amount outstanding at any month-end during the year	$186,273	$160,000	$—
Average amount outstanding during the year	$165,231	$136,344	$—
Weighted average interest rate during the year	5.66%	5.17%	—%
Securities sold under repurchase agreements:
Balance	$—	$2,107,986	$1,030,300
Weighted average interest rate at year-end	—%	0.48%	0.38%
Maximum amount outstanding at any month-end during the year	$2,500,904	$3,402,303	$3,567,568
Average amount outstanding during the year	$434,628	$2,564,855	$523,557
Weighted average interest rate during the year	0.45%	0.40%	0.32%
Federal funds purchased:
Balance	$—	$340,000	$1,166,000
Weighted average interest rate at year-end	—%	0.17%	0.08%
Maximum amount outstanding at any month-end during the year	$275,000	$930,000	$2,003,000
Average amount outstanding during the year	$101,172	$469,001	$1,025,536
Weighted average interest rate during the year	0.15%	0.14%	0.10%
FHLB advances:
Balance	$8,952,012	$13,189,396	$11,076,773
Weighted average interest rate at year-end	3.36%	2.55%	3.40%
Maximum amount outstanding at any month-end during the year	$13,149,618	$13,189,396	$11,076,773
Average amount outstanding during the year	$10,335,211	$11,613,869	$9,890,849
Weighted average interest rate during the year	3.19%	3.20%	4.25%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes information regarding borrowings and other debt obligations for SHUSA:
	DECEMBER 31,
	2013	2012	2011
	(in thousands)
SHUSA borrowings and other debt obligations
Commercial paper:
Balance	$—	$—	$18,082
Weighted average interest rate at year-end	—%	—%	0.87%
Maximum amount outstanding at any month-end during the year	$—	$2,496	$732,317
Average amount outstanding during the year	$—	$1,677	$355,548
Weighted average interest rate during the year	—%	0.74%	0.91%
SHUSA senior notes:
Balance	$1,572,419	$1,072,005	$746,547
Weighted average interest rate at year-end	3.86%	3.88%	4.35%
Maximum amount outstanding at any month-end during the year	$1,572,419	$1,072,005	$746,547
Average amount outstanding during the year	$1,246,261	$757,719	$599,140
Weighted average interest rate during the year	3.91%	4.34%	4.37%
SHUSA subordinated notes:
Balance	$756,829	$754,895	$753,072
Weighted average interest rate at year-end	5.96%	5.96%	5.96%
Maximum amount outstanding at any month-end during the year	$756,829	$754,895	$753,072
Average amount outstanding during the year	$755,795	$753,920	$752,162
Weighted average interest rate during the year	5.96%	5.96%	5.96%
Junior subordinated debentures to capital trusts:
Balance	$260,255	$741,522	$1,231,942
Weighted average interest rate at year-end	4.10%	9.75%	6.85%
Maximum amount outstanding at any month-end during the year	$741,522	$1,231,942	$1,231,942
Average amount outstanding during the year	$722,601	$1,172,289	$1,056,490
Weighted average interest rate during the year	9.24%	7.12%	6.81%
SCUSA borrowings and other debt obligations(1)
SCUSA asset-backed floating rate notes:
Balance	$—	$—	$—
Weighted average interest rate at year-end	—%	—%	—%
Maximum amount outstanding at any month-end during the year	$—	$—	$7,518,448
Average amount outstanding during the year	$—	$—	$5,872,617
Weighted average interest rate during the year	—%	—%	2.87%
Credit facilities:
Balance	$—	$—	$—
Weighted average interest rate at year-end	—%	—%	—%
Maximum amount outstanding at any month-end during the year	$—	$—	$8,644,578
Average amount outstanding during the year	$—	$—	$8,283,444
Weighted average interest rate during the year	—%	—%	3.03%
(1) On December 31, 2011, the Company deconsolidated SCUSA as a result of certain agreements with investors entered into during the fourth quarter of 2011. Therefore, the activity in 2013 and 2012 does not include SCUSA activity.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Bank utilizes borrowings and other debt obligations as a source of funds for its asset growth and asset/liability management. Collateralized advances are available from FHLB if certain standards related to creditworthiness are met. The Bank also uses repurchase agreements, which are short-term obligations collateralized by securities. SHUSA has term loans and lines of credit with Santander and other third-party lenders. Total borrowings and other debt obligations at December 31, 2013 were $12.4 billion, compared to $19.3 billion at December 31, 2012. The decrease is primarily due to the Company's use of a portion of the proceeds from the sale of investment securities during the second and third quarters of 2013 to pay off existing borrowed funds.

See Note 10 to the Consolidated Financial Statements for further detail on borrowings and other debt obligations.

ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued Expenses

Accrued expenses at December 31, 2013 were $1.1 billion, compared to $1.7 billion at December 31, 2012. At December 31, 2013 and 2012, accrued expenses primarily included accrued interest payables of $92.3 million and $317.1 million, respectively; loan payables of $83.4 million and $283.0 million, respectively; accrued taxes of $139.8 million and $156.1 million, respectively; deposit payables of $141.1 million and $202.7 million, respectively; expense accruals of $283.8 million and $267.0 million, respectively; benefits payables of $173.1 million and $194.3 million, respectively; and miscellaneous payables of $128.2 million and $263.8 million, respectively.

Accrued expenses decreased $638.8 million, or 37.8%, from 2012. The decrease in accrued expenses was primarily due to the decrease in accrued interest payables of $224.8 million due to expenses incurred on the Trust PIERS tender offer, the decrease in loan payables of $199.6 million due to a release of FNMA recourse reserve and pending loan payments, and the decrease in miscellaneous payables of $135.6 million due to pending investment purchases and activity related to trading derivatives.

Other Liabilities

Other liabilities at December 31, 2013 were $0.5 billion, compared to $0.6 billion at December 31, 2012. At December 31, 2013 and 2012, other liabilities primarily included liabilities associated with derivative activity of $213.9 million and $368.1 million, respectively, and reserves for unfunded commitments of $220.0 million and $210.0 million, respectively.

Other liabilities decreased $168.7 million, or 26.5%, from 2012. The decrease in other liabilities was primarily due to the decrease in liabilities associated with derivative activity of $154.2 million due to fluctuations in the mark-to-market valuations.

OFF-BALANCE SHEET ARRANGMENTS

See further discussion on the Company's off-balance sheet arrangements in Note 6 and Note 18 to the Consolidated Financial Statements.

PREFERRED STOCK

On May 15, 2006, the Company issued 8.0 million shares of Series C non-cumulative perpetual preferred stock and received net proceeds of $195.4 million. The perpetual preferred stock ranks senior to the Company's common stock. This is because perpetual preferred stockholders are entitled to receive dividends when and if declared by the Company’s Board of Directors at a rate of 7.30% per annum, payable quarterly, before the Board of Directors may declare or pay any dividend on the common stock. The dividends on the perpetual preferred stock are non-cumulative. The Series C preferred stock is redeemable at par. As of December 31, 2013, no preferred stock had been redeemed.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

BANK REGULATORY CAPITAL

For a detailed discussion of regulatory capital requirements, see Note 19 in the Notes to Consolidated Financial Statements. For further information on these ratios, see the Non-GAAP Financial Measures section of this MD&A.

The following table summarizes the Basel I capital ratios of the Bank and SHUSA at December 31, 2013:

	Bank
	December 31, 2013	Well-capitalized Requirement(2)	Minimum Requirement(2)
Tier 1 leverage capital ratio	12.09%	5.00%	4.00%
Tier 1 risk-based capital ratio	13.96%	6.00%	4.00%
Total risk-based capital ratio	15.89%	10.00%	8.00%
Tier 1 common capital ratio(1)	13.96%	n/a	n/a

	SHUSA (3)(4)
	December 31, 2013	Well-capitalized Requirement(5)	Minimum Requirement(5)
Tier 1 leverage capital ratio	12.78%	5.00%	4.00%
Tier 1 risk-based capital ratio	14.67%	6.00%	4.00%
Total risk-based capital ratio	16.81%	10.00%	8.00%
Tier 1 common capital ratio(1)	14.01%	n/a	n/a

(1) Ratio presented due to regulators emphasizing the Tier 1 common capital ratio in their evaluation of bank and BHC capital levels, although this metric is not provided for in bank regulations. For all BHCs undergoing its Comprehensive Capital Analysis and Review, the Federal Reserve has established a 5% minimum Tier 1 common capital ratio under stress scenarios.
(2) As defined by OCC regulations.
(3) Ratios have been determined using SHUSA's current accounting method for SCUSA as an equity method investment.
(4) The consolidation of SCUSA (as described in Note 6) will have an impact to SHUSA's regulatory capital ratios during the first quarter.
(5) As defined by Federal Reserve regulations.

LIQUIDITY AND CAPITAL RESOURCES

Overall

The Company continues to maintain strong Bank and BHC liquidity positions. Liquidity represents the ability of the Company to obtain cost-effective funding to meet its customers' needs as well as the Company's financial obligations. Factors that impact the liquidity position of the Company include loan origination volumes, loan prepayment rates, the maturity structure of existing loans, core deposit growth levels, CD maturity structure and retention, the Company's credit ratings, investment portfolio cash flows, the maturity structure of the Company's wholesale funding, and other factors. These risks are monitored and managed centrally. This process includes reviewing all available wholesale liquidity sources. The Company also forecasts future liquidity needs and develops strategies to ensure that adequate liquidity is available at all times. SHUSA conducts monthly liquidity stress test analyses to manage its liquidity under a variety of scenarios, all of which demonstrate that the Company has ample liquidity to meet its short-term and long-term cash requirements.

However, further changes to the credit ratings of SHUSA, Santander and its affiliates or the Kingdom of Spain could have a material adverse effect on SHUSA's business, including its liquidity and capital resources. The credit ratings of SHUSA have changed in the past and may change in the future, which could impact the cost of and access to sources of financing and liquidity. Any reductions in the long-term or short-term credit ratings of SHUSA would: increase its borrowing costs; require replacement of any funding lost due to the downgrade, which may include the loss of customer deposits; and limit access to capital and money markets and trigger additional collateral requirements in derivatives contracts and other secured funding arrangements. See further discussion on the impacts of credit ratings actions in the Economic and Business Environment section in this Item 7.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Bank has several sources of funding to meet its liquidity requirements, including its core deposit base, liquid investment securities portfolio, its ability to acquire large deposits, FHLB borrowings, wholesale deposit purchases, federal funds purchased, and FRB borrowings. The Company also has several sources of funding to meet its liquidity requirements, such as dividends and returns of investments from its subsidiaries and equity method investments, short-term investments held by non-bank affiliates, and access to the capital markets.

Dividends and Stock Issuances

During 2012, SCUSA declared and paid a total of $735.0 million in dividends. The Company received $477.5 million of this amount. During 2012, the Bank paid $184.0 million in dividends to SHUSA.

In April 2013, SCUSA declared $290.4 million in dividends, of which $188.7 million was paid to the Company. During 2013, the Bank paid $179.0 million in return of capital to SHUSA. At December 31, 2013, the holding company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months. There were no common stock issuances during 2013 or 2012.

Available Liquidity

As of December 31, 2013, SHUSA, through the Bank, had approximately $25.5 billion in committed liquidity from FHLB and the FRB based on loan collateral values pledged with them. Of this amount, $15.7 billion was unused and therefore provides additional borrowing capacity and liquidity for the Company. At December 31, 2013 and 2012, liquid assets (cash and cash equivalents, LHFS, and securities available-for-sale exclusive of securities pledged as collateral) totaled approximately $10.2 billion and $14.8 billion, respectively. These amounts represented 20.6% and 29.1% of total deposits at December 31, 2013 and 2012, respectively. In addition to liquid assets, the Company also has available liquidity from federal funds counterparties of $1.2 billion. Management believes that the Company has ample liquidity to fund its operations.

Cash and Cash Equivalents

Net cash provided by operating activities was $1.4 billion, $1.6 billion and $2.2 billion for the years ended December 31, 2013, 2012, and 2011, respectively. Net cash provided by operating activities in 2013 was primarily impacted by a decrease in the Provision for credit losses and a decrease in LHFS originations. Net cash provided by operating activities in 2012 was primarily impacted by the effects of the SCUSA Transaction, a decrease in the provision for credit losses, and sale and purchase activity related to LHFS. Net cash provided by operating activities for 2011 was primarily impacted by the SCUSA Transaction.

Net cash provided by investing activities for the year ended December 31, 2013 was $9.0 billion. Net cash used in investing activities for the years ended December 31, 2012 and 2011 was $5.7 billion and $7.8 billion, respectively. Net cash provided by investing activities during 2013 was due primarily to $11.3 billion of investment sales, maturities and repayments, and $2.1 billion of loan purchases and activity, offset by purchases of $4.9 billion of investments. Net cash used in investing activities during 2012 was due primarily to purchases of $10.5 billion of investments and $2.4 billion of loan purchases and activity, offset by $7.9 billion of investment sales, maturities and repayments. Net cash used in investing activities during 2011 was due primarily to purchases of $11.3 billion of investments and $6.5 billion of loan purchases and activity, offset by $10.1 billion of investment sales, maturities and repayments. Investment securities activity was a result of overall balance sheet and interest rate risk management. The Company’s available-for-sale investment strategy is to purchase liquid fixed-rate and floating-rate investments to manage the Company's liquidity position and interest rate risk adequately. Loans purchased during 2013 primarily included $660.1 million of performing multifamily loans and $539.3 million of performing commercial and industrial loans.

Net cash used in financing activities for the year ended December 31, 2013 was $8.4 billion. Net cash provided by financing activities for the years ended December 31, 2012 and 2011 was $3.7 billion and $6.5 billion, respectively. Net cash used in financing activities during 2013 consisted primarily of a $1.3 billion decrease in deposits and a net decrease in borrowings of $7.1 billion. Net cash provided by financing activities in 2012 consisted primarily of a $3.0 billion increase in deposits and a net increase in borrowings of $0.7 billion. Net cash provided by financing activities in 2011 consisted primarily of a $5.1 billion increase in deposits and a $1.4 billion increase in borrowings.

See the Consolidated Statement of Cash Flows for further details on the Company's sources and uses of cash.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of December 31, 2013 the Company had $4.2 billion of cash, compared to $2.2 billion and $2.6 billion at December 31, 2012 and December 31, 2011, respectively. During 2013, cash was impacted by increased investment sales, partially offset by a decrease in deposits and borrowings, as well as loan purchases. During 2012, cash was impacted by an increase in deposits and borrowings and investment and loan sales, offset by borrowing repayments, loan portfolio acquisitions and investments in wind farm facilities. During 2011, cash was impacted by the SCUSA transaction, an increase in deposits, investment purchase and sale activity, and loan portfolio acquisitions.

CONTRACTUAL OBLIGATIONS

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and asset/liability management, to fund acquisitions, and to meet required capital needs. These obligations require the Company to make cash payments over time as detailed in the table below.

	Payments Due by Period
	Total	One year or less	Over 1 yr to 3 yrs	Over 3 yrs to 5 yrs	Over 5 yrs
	(in thousands)
FHLB advances (1)	$9,857,479	$3,258,375	$5,116,482	$1,482,622	$—
Other debt obligations (1) (2)	3,771,594	179,879	2,096,216	1,185,525	309,974
Junior subordinated debentures due to capital trust entities (1) (2)	288,522	162,937	92,105	2,322	31,158
Certificates of deposit (1)	8,257,801	6,212,086	1,896,551	149,164	—
Nonqualified pension and post-retirement benefits	68,218	6,565	13,332	13,582	34,739
Operating leases(3)	611,074	98,271	177,176	132,683	202,944
Total contractual cash obligations	$22,854,688	$9,918,113	$9,391,862	$2,965,898	$578,815

(1)
Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based on interest rates in effect at December 31, 2013. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Includes all carrying value adjustments, such as unamortized premiums and discounts and hedge basis adjustments.

(3)	Does not include future expected sublease income.

Excluded from the above table are deposits of $41.4 billion that are due on demand by customers. Additionally, $137.4 million of tax liabilities associated with unrecognized tax benefits have been excluded due to the high degree of uncertainty regarding the timing of future cash outflows associated with such obligations.

The Company is a party to financial instruments and other arrangements with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage its exposure to fluctuations in interest rates. See further discussion on these risks in Note 13 and Note 18 to the Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ASSET AND LIABILITY MANAGEMENT

The Company is subject to certain market risks as a result of its operations. The Company updates its understanding of, considers the quantitative and qualitative exposure to, and reviews its strategy to manage these risks. Included in this evaluation are the following risks which the Company considers to be the most material and qualitatively significant market risks.

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

Further information on risk factors can be found under Part I, Item 1A Risk Factors.

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

The table below reflects the estimated sensitivity to the Company’s net interest income based on interest rate changes:

If interest rates changed in parallel by the amounts below at December 31, 2013	The following estimated percentage increase/(decrease) to net interest income would result
Down 100 basis points	(3.64)%
Up 100 basis points	7.78%
Up 200 basis points	15.69%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Market Value of Equity Analysis

The Company also evaluates the impact of interest rate risk by utilizing market value of equity (“MVE”) modeling. This analysis measures the present value of all estimated future interest income and interest expense cash flows of the Company over the estimated remaining life of the balance sheet. MVE is calculated as the difference between the market value of assets and liabilities. The MVE calculation utilizes only the current balance sheet, and therefore does not factor in any future changes in balance sheet size, balance sheet mix, yield curve relationships or product spreads, which may mitigate the impact of any interest rate changes.

Management examines the effect of interest rate changes on MVE regularly. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk, and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at December 31, 2013 and December 31, 2012.

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by	December 31, 2013	December 31, 2012
Down 100 basis points	0.87%	(0.45)%
Up 100 basis points	(2.00)%	(2.84)%
Up 200 basis points	(4.53)%	(7.64)%

Limitations of Interest Rate Risk Analyses

Since the assumptions used to determine interest rate risk are inherently uncertain, the Company cannot predict precisely the effect of higher or lower interest rates on net interest income or MVE. Actual results will differ from simulated results due to the timing, magnitude and frequency of interest rate changes, the difference between actual experience and the assumed volume, characteristics of new business and behavior of existing positions, and changes in market conditions and management strategies, among other factors.

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
The Company’s derivative portfolio includes mortgage banking interest rate lock commitments, forward sale commitments and interest rate swaps. As part of its overall business strategy, the Bank originates fixed-rate residential mortgages. It sells a portion of this production to FHLMC, FNMA, and private investors. The Company uses forward sales as a means of hedging against the economic impact of changes in interest rates on the mortgages that are originated for sale and on interest rate lock commitments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company typically retains the servicing rights related to residential mortgage loans that are sold. Residential MSRs are accounted for at fair value. As deemed appropriate, the Company economically hedges MSRs, using interest rate swaps and forward contracts to purchase MBS. For additional information on MSRs, see Note 8 in the Notes to the Consolidated Financial Statements.

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

The Company also utilizes forward contracts to manage market risk associated with certain expected investment securities sales and equity options, which manage the market risk associated with certain customer deposit products.

For additional information on foreign exchange contracts, derivatives and hedging activities, see Note 13 in the Notes to the Consolidated Financial Statements.

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

The following table presents selected quarterly consolidated financial data:

	THREE MONTHS ENDED
	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012
	(in thousands)
Total interest income	$550,386	$562,513	$582,349	$600,643	$621,903	$634,987	$642,236	$648,755
Total interest expense	186,591	193,832	197,072	204,625	220,615	216,669	218,617	217,857
Net interest income	363,795	368,681	385,277	396,018	401,288	418,318	423,619	430,898
Provision for credit losses	20,000	—	10,000	16,850	111,000	71,000	107,700	103,100
Net interest income/(loss) after provision for credit loss	343,795	368,681	375,277	379,168	290,288	347,318	315,919	327,798
Gain/(loss) on investment securities, net	311	(23,422)	(40,957)	73,522	24,510	(151)	60,988	15,544
Total fees and other income	216,761	220,221	295,349	346,298	220,212	249,634	251,569	317,290
General and administrative expenses	452,484	450,661	378,679	380,239	391,824	355,486	378,248	355,690
Other expenses	26,783	19,419	27,755	30,581	123,803	290,405	33,192	37,484
Total expenses	479,267	470,080	406,434	410,820	515,627	645,891	411,440	393,174
Income before income taxes	81,600	95,400	223,235	388,168	19,383	(49,090)	217,036	267,458
Income tax (benefit)/provision	3,630	18,692	35,308	102,670	(100,498)	(77,730)	33,309	38,471
Net income/(loss)	$77,970	$76,708	$187,927	$285,498	$119,881	$28,640	$183,727	$228,987

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

2013 FOURTH QUARTER RESULTS

SHUSA reported net income for the fourth quarter of 2013 of $78.0 million, compared to net income of $76.7 million for the third quarter of 2013 and $119.9 million for the fourth quarter of 2012. The increase to net income between the third quarter and fourth quarter of 2013 was impacted primarily by a $20.0 million provision for credit losses and a $0.3 million net gain on investment securities for the fourth quarter of 2013, compared to no provision for credit losses and a $23.4 million net loss on investment securities for the third quarter of 2013. The decrease in net income between the fourth quarters of 2013 and 2012 is mainly due to increased expenses and lower net gains on sales of investment securities.

The net loss on investment securities that occurred during the third quarter of 2013 was primarily related to the sale of MBS, including CMOs, with a book value of $2.3 billion for a loss of $24.2 million. During the fourth quarter of 2013, the Company had a net gain on investment securities of $0.3 million, compared to a net gain of $24.5 million during the fourth quarter of 2012. The net gain on investment securities for the fourth quarter of 2012 primarily included the sale of MBS and the sale of asset-backed securities.

The provision for credit losses was $20.0 million during the fourth quarter of 2013, compared to no provision for credit losses during the third quarter of 2013 and $111.0 million during the fourth quarter of 2012. The increase in provision for credit losses from the third quarter of 2013 to the fourth quarter of 2013 is primarily due to changes in the composition of the loan portfolio which increased the reserves, offset by management adjustments due to model changes which resulted in a decrease to the reserves. The decrease from the fourth quarter of 2012 to 2013 is primarily due to overall continued improvement in the credit quality of the loan portfolio.

Total fees and other income during the fourth quarter of 2013 were $216.8 million, compared to $220.2 million for the third quarter of 2013 and $220.2 million for the fourth quarter of 2012. The decrease for both periods is primarily due to the impact of a valuation adjustment for an equity method investment which occurred in the fourth quarter of 2013.

General and administrative expenses for the fourth quarter of 2013 were $452.5 million, compared to $450.7 million for the third quarter of 2013 and $391.8 million for the fourth quarter of 2012. Quarter over quarter, general and administrative expenses were affected by several one-time items, including severance accruals and costs associated with the identify theft protection product accrual recorded during the third quarter which were matched by increased costs associated with rebranding and outside services in the fourth quarter. The year over year increase is primarily due to increased spending in rebranding and overall higher outside services fees.

Other expenses for the fourth quarter of 2013 were $26.8 million, compared to $19.4 million in the third quarter of 2013 and $123.8 million in the fourth quarter of 2012. The increase between the third quarter and fourth quarter of 2013 is primarily due to increased debt repurchase costs. The decrease from the fourth quarter of 2012 to 2013 is primarily due to decreased debt repurchase costs and lower FDIC assessments.

Income tax provision for the fourth quarter of 2013 was $3.6 million, compared to an income tax provision of $18.7 million in the third quarter of 2013 and an income tax benefit of $100.5 million in the fourth quarter of 2012. The decrease between the third quarter and fourth quarter of 2013 is primarily due to the investment tax credits. The income tax benefit in the fourth quarter of 2012 was primarily due to the investment tax credits resulting from the Company's investment in direct financing lease transactions. Refer to Note 14 of the Notes to Consolidated Financial Statements for more information on taxes.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the Consolidated Financial Statements for a discussion on this topic.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference from Part II, Item 7, MD&A – "Asset and Liability Management" above.

ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF MANAGEMENT'S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING
Santander Holdings USA, Inc. (“SHUSA”) is responsible for the preparation, integrity, and fair presentation of its published financial statements as of December 31, 2013, and the year then ended. The consolidated financial statements and notes included in this annual report have been prepared in accordance with United States generally accepted accounting principles and, as such, include some amounts that are based on management’s best judgments and estimates.
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
Management assessed SHUSA’s system of internal control over financial reporting as of December 31, 2013, in relation to criteria for effective internal control over financial reporting as described in “Internal Control – Integrated Framework (1992)”, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2013, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control – Integrated Framework”. Deloitte & Touche LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the effectiveness of internal control over financial reporting.

/s/ Román Blanco	/s/ Juan Carlos Alvarez

Román Blanco	Juan Carlos Alvarez
President and	Chief Financial Officer and
Chief Executive Officer	Senior Executive Vice President

/s/ Guillermo Sabater

Guillermo Sabater
Comptroller and
Senior Executive Vice President
March 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder of
Santander Holdings USA, Inc.

We have audited the accompanying consolidated balance sheets of Santander Holdings USA, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Santander Holdings USA, Inc. and subsidiaries at December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 14, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
March 14, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder of
Santander Holdings USA, Inc.

We have audited the internal control over financial reporting of Santander Holdings USA, Inc. and subsidiaries (the “Company”) as of December 31, 2013 based on criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Report of Management's Assessment of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated March 14, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 14, 2014

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2013	December 31, 2012
	(in thousands)
ASSETS
Cash and amounts due from depository institutions	$4,226,947	$2,220,811
Investment securities:
Available-for-sale at fair value	11,646,240	18,684,020
Other investments	820,395	1,053,723
Loans held for investment	49,921,677	52,388,911
Allowance for loan losses	(834,337)	(1,013,469)
Net loans held for investment	49,087,340	51,375,442
Loans held-for-sale (1)	128,949	843,442
Premises and equipment	815,795	748,769
Accrued interest receivable	195,782	208,660
Equity method investments	3,085,450	2,834,469
Goodwill	3,431,481	3,431,481
Bank owned life insurance	1,651,179	1,605,008
Restricted cash	97,397	488,455
Deferred tax assets	747,958	780,423
Other assets (2)	1,209,108	1,515,499
TOTAL ASSETS	$77,144,021	$85,790,202
LIABILITIES
Accrued expenses	$1,050,785	$1,689,546
Total deposits and other customer accounts	49,521,406	50,790,038
Borrowings and other debt obligations	12,376,624	19,264,206
Advance payments by borrowers for taxes and insurance	182,571	168,042
Other liabilities	467,652	636,368
TOTAL LIABILITIES	$63,599,038	$72,548,200
STOCKHOLDER’S EQUITY
Preferred stock (no par value; $25,000 liquidation preference; 7,500,000 shares authorized; 8,000 shares outstanding at December 31, 2013 and 2012)	195,445	195,445
Common stock (no par value; 800,000,000 shares authorized; 520,307,043 shares issued at December 31, 2013 and 2012)	12,209,816	12,211,636
Accumulated other comprehensive income/(loss)	(254,368)	54,334
Retained earnings	1,394,090	780,587
TOTAL STOCKHOLDER’S EQUITY	13,544,983	13,242,002
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$77,144,021	$85,790,202

(1) Amounts represent items for which the Company has elected the fair value option.
(2) Includes residential mortgage servicing rights ("MSRs") of $141.8 million and $92.5 million at December 31, 2013 and December 31, 2012, respectively, for which the Company has elected the fair value option.

See accompanying notes to the consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Year Ended December 31,
	2013	2012	2011
	(in thousands)
INTEREST INCOME:
Interest on loans	$1,958,908	$2,149,059	$4,834,039
Interest on interest-earning deposits	6,494	5,497	6,044
Interest on investment securities:
Available-for-sale	302,820	371,111	412,813
Other investments	27,669	22,214	117
TOTAL INTEREST INCOME	2,295,891	2,547,881	5,253,013
INTEREST EXPENSE:
Interest on deposits and customer accounts	211,520	238,019	248,711
Interest on borrowings and other debt obligations	570,600	635,739	1,139,488
TOTAL INTEREST EXPENSE	782,120	873,758	1,388,199
NET INTEREST INCOME	1,513,771	1,674,123	3,864,814
Provision for credit losses	46,850	392,800	1,319,951
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	1,466,921	1,281,323	2,544,863
NON-INTEREST INCOME:
Consumer fees	228,666	240,099	637,482
Commercial fees	199,486	180,527	174,972
Mortgage banking revenue/(expense), net	122,036	83,816	(2,808)
Equity method investments	426,851	428,569	972,801
Bank owned life insurance	57,041	58,669	58,644
Capital markets revenue/(expense)	31,742	37,334	(8,616)
Miscellaneous income	12,807	9,691	74,751
TOTAL FEES AND OTHER INCOME	1,078,629	1,038,705	1,907,226
OTTI recognized in earnings	(63,630)	—	(325)
Net gain on sale of investment securities	73,084	100,891	74,922
Net gain on investment securities recognized in earnings	9,454	100,891	74,597
TOTAL NON-INTEREST INCOME	1,088,083	1,139,596	1,981,823
GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	697,876	655,312	796,110
Occupancy and equipment expenses	381,794	334,175	347,790
Technology expense	127,748	113,194	123,135
Outside services	102,356	94,546	151,731
Marketing expense	55,864	30,598	39,394
Loan expense	69,269	80,676	215,144
Other administrative expenses	227,156	172,747	168,920
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,662,063	1,481,248	1,842,224
OTHER EXPENSES:
Amortization of intangibles	27,334	37,222	55,542
Deposit insurance premiums and other costs	70,327	89,055	79,537
Loss on debt extinguishment	6,877	100,127	38,695
PIERS litigation	—	258,480	344,163
TOTAL OTHER EXPENSES	104,538	484,884	517,937
INCOME BEFORE INCOME TAXES	788,403	454,787	2,166,525
Income tax provision/(benefit)	160,300	(106,448)	908,279
NET INCOME	628,103	561,235	1,258,246
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	—	85,604
NET INCOME ATTRIBUTABLE TO SHUSA	$628,103	$561,235	$1,172,642

See accompanying notes to the consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For The Year Ended December 31,
	2013	2012	2011
	(in thousands)
NET INCOME	$628,103	$561,235	$1,258,246
OTHER COMPREHENSIVE INCOME, NET OF TAX
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	39,751	28,822	(2,744)
Net unrealized (losses)/gains recognized on investment securities	(359,616)	72,471	188,720
Pension and post-retirement actuarial gain/(loss)	11,163	(241)	(10,000)
TOTAL OTHER COMPREHENSIVE INCOME/(LOSS)	(308,702)	101,052	175,976
COMPREHENSIVE INCOME	319,401	662,287	1,434,222
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	—	—	85,604
COMPREHENSIVE INCOME ATTRIBUTABLE TO SHUSA	$319,401	$662,287	$1,348,618

See accompanying notes to consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY
(in thousands)

	Common Shares Outstanding	Preferred Stock	Common Stock	Warrants	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings (Deficit)	Noncontrolling Interest	Total Stock- holder’s Equity
Balance, December 31, 2010	517,107	$195,445	$11,117,328	$285,435	$(234,190)	$(128,984)	$25,636	$11,260,670
Comprehensive income	—	—	—	—	175,976	1,172,642	85,604	1,434,222
Issuance of common stock	3,200	—	800,000	—	—	—	—	800,000
Capital Contribution from Santander	—	—	11,000	—	—	—	—	11,000
Stock issued in connection with employee benefit and incentive compensation plans	—	—	(279)	—	—	—	—	(279)
Dividend to Santander	—	—	—	—	—	(800,000)	—	(800,000)
Dividend to noncontrolling interest	—	—	—	—	—	—	(39,552)	(39,552)
Dividends paid on preferred stock	—	—	—	—	—	(14,600)	—	(14,600)
Termination of warrants	—	—	285,435	(285,435)	—	—	—	—
SCUSA Transaction	—	—	—	—	11,496	4,894	(71,688)	(55,298)
Balance, December 31, 2011	520,307	$195,445	$12,213,484	$—	$(46,718)	$233,952	$—	$12,596,163

	Common Shares Outstanding	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings (Deficit)	Total Stock- holder’s Equity
Balance, December 31, 2011	520,307	$195,445	$12,213,484	$(46,718)	$233,952	$12,596,163
Comprehensive income	—	—	—	101,052	561,235	662,287
Stock issued in connection with employee benefit and incentive compensation plans	—	—	(1,848)	—	—	(1,848)
Dividends paid on preferred stock	—	—	—	—	(14,600)	(14,600)
Balance, December 31, 2012	520,307	$195,445	$12,211,636	$54,334	$780,587	$13,242,002

	Common Shares Outstanding	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings (Deficit)	Total Stockholder’s Equity
Balance, December 31, 2012	520,307	$195,445	$12,211,636	$54,334	$780,587	$13,242,002
Comprehensive income	—	—	—	(308,702)	628,103	319,401
Stock issued in connection with employee benefit and incentive compensation plans	—	—	(1,820)	—	—	(1,820)
Dividends paid on preferred stock	—	—	—	—	(14,600)	(14,600)
Balance, December 31, 2013	520,307	$195,445	$12,209,816	$(254,368)	$1,394,090	$13,544,983

See accompanying notes to the consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2013	2012	2011
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$628,103	$561,235	$1,258,246
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	46,850	392,800	1,319,951
Deferred taxes	234,274	(131,506)	497,346
Depreciation, amortization and accretion	286,304	265,567	291,019
Net gain on sale of loans	(47,128)	(26,182)	(22,911)
Net gain on sale of investment securities	(73,084)	(100,891)	(74,922)
OTTI recognized in earnings	63,630	—	325
Loss on debt extinguishment	6,877	100,127	38,695
Net (gain)/loss on real estate owned and premises and equipment	5,238	(341)	13,788
Stock-based compensation	(1,820)	(1,848)	(279)
Equity earnings from equity method investments	(426,851)	(428,569)	(972,801)
Distributions from equity method investments, net	182,113	477,502	—
Originations of loans held-for-sale, net of repayments	(3,317,480)	(4,280,277)	(1,575,700)
Purchases of loans held-for-sale	(17,151)	—	—
Proceeds from sales of loans held-for-sale	4,063,312	3,849,428	1,410,387
Net change in:
Other assets and bank owned life insurance	175,810	247,384	(55,917)
Other liabilities	(471,957)	698,813	97,379
Other	24,545	(12,586)	(12,053)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,361,585	1,610,656	2,212,553

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available-for-sale investment securities	8,050,028	4,256,661	6,892,337
Proceeds from prepayments and maturities of available-for-sale investment securities	3,206,799	3,670,182	3,179,391
Purchases of available-for-sale investment securities	(4,854,061)	(10,513,983)	(11,344,659)
Proceeds from sales of other investments	310,466	92,169	115,587
Purchases of other investments	(76,949)	(570,850)	(56,716)
Net change in restricted cash	391,058	(451,795)	47,011
Proceeds from sales of loans held for investment	119,621	287,011	8,467
Purchases of loans held for investment	(1,530,178)	(1,615,213)	(2,840,465)
Net change in loans other than purchases and sales	3,584,077	(806,281)	(3,670,677)
Proceeds from sales of real estate owned and premises and equipment	47,673	104,867	159,943
Purchases of premises and equipment	(222,756)	(191,969)	(194,502)
SCUSA Transaction(1)	—	—	(64,409)
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	9,025,778	(5,739,201)	(7,768,692)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	(1,268,632)	2,992,523	5,124,222
Net change in short-term borrowings	(6,142,617)	2,377,417	(326,536)
Net proceeds from long-term borrowings	528,749	902,332	17,359,371
Repayments of long-term borrowings	(958,162)	(2,468,411)	(16,339,117)
Proceeds from FHLB advances (with maturities greater than 90 days)	1,500,000	1,250,000	1,400,000
Repayments of FHLB advances (with maturities greater than 90 days)	(2,040,494)	(1,331,513)	(701,853)
Net change in advance payments by borrowers for taxes and insurance	14,529	17,645	46,272
Cash dividends paid to preferred stockholders	(14,600)	(14,600)	(14,600)
Cash dividends paid to noncontrolling interest	—	—	(73,552)
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	(8,381,227)	3,725,393	6,474,207

NET CHANGE IN CASH AND CASH EQUIVALENTS	2,006,136	(403,152)	918,068
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,220,811	2,623,963	1,705,895
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,226,947	$2,220,811	$2,623,963

SUPPLEMENTAL DISCLOSURE
Net income taxes paid/(received)	$1,489	$(50,832)	$621,438
Interest paid	$1,004,926	$738,597	$1,312,403
SCUSA Transaction - expenses paid by Santander on behalf of SHUSA	$—	$—	$11,000

NON-CASH TRANSACTIONS
Loans transferred to other real estate owned	$75,158	$61,894	$122,912
SCUSA's loans transferred to repossessed assets	$—	$—	$1,745,984
Receipt of available-for-sale mortgage backed securities in exchange for mortgage loans held-for-sale	$—	$459,453	$814,193
Dividends declared to noncontrolling interest	$—	$—	$800,000

(1) Represents the cash paid as part of the SCUSA Transaction and the deconsolidation of SCUSA’s cash also related to the SCUSA Transaction.

See accompanying notes to the consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Organization and Nature of Operations

Santander Holdings USA, Inc. (“SHUSA” or “the Company”), formerly Sovereign Bancorp Inc., is a Virginia corporation and the holding company of Santander Bank, National Association (the “Bank”). SHUSA is headquartered in Boston, Massachusetts and the Bank's home office is in Wilmington, Delaware. On January 30, 2009, SHUSA was acquired by Banco Santander, S.A. (“Santander”) and, accordingly, is a wholly-owned subsidiary of Santander.

Effective January 26, 2012, the Bank converted from a federal savings bank to a national banking association.  In connection with the charter conversion, the Bank changed its name to Sovereign Bank, National Association. Also effective January 26, 2012, the Company became a bank holding company. On October 17, 2013, the Bank changed its name to Santander Bank, National Association.

The Bank’s primary business consists of attracting deposits from its network of retail branches, and originating small business loans, middle market, large and global commercial loans, multi-family loans, residential mortgage loans, home equity loans and lines of credit, and auto and other consumer loans largely focused throughout eastern Pennsylvania, New Jersey, New York, New Hampshire, Massachusetts, Connecticut, Rhode Island, Delaware, and Maryland, although the Bank also conducts business in other areas of the U.S. The Bank uses its deposits, as well as other financing sources, to fund its loan and investment portfolios.

The Company had a significant equity-method investment in Santander Consumer USA Holdings Inc. ("SCUSA") through December 31, 2013. SCUSA, headquartered in Dallas, Texas, is full-service, technology-driven consumer finance company focused on vehicle finance and unsecured consumer lending products. See Note 6 for more information on SCUSA's initial public offering (the "IPO") filed with the Securities and Exchange Commission (the "SEC") in January 2014.

Basis of Presentation

These consolidated financial statements include the accounts of the Company and its subsidiaries, including its principal subsidiary, the Bank, and have been prepared by the Company pursuant to the rules and regulations of the SEC.

All intercompany balances and transactions have been eliminated in consolidation.

The accounting and financial reporting policies of the Company and its subsidiaries conform to accounting principles generally accepted in the U.S. ("GAAP"). Where applicable, the policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. However, in the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Consolidated Balance Sheets, Statements of Operations, Comprehensive Income, Stockholder's Equity and Cash Flows for the periods indicated, and contain adequate disclosure to make the information presented not misleading.

Significant Accounting Policies

Management identified accounting for consolidation, allowance for loan losses and reserve for unfunded lending commitments, goodwill, derivatives and hedge activities, and income taxes as the most critical accounting policies and estimates, in that they are important to the portrayal of the Company's financial condition and results and require management's most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain.

As of January 1, 2012, the Company elected to account for its existing portfolio of residential MSRs at fair value. See further discussion below.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

During the fourth quarter of 2013, the Company changed its annual goodwill impairment testing date from December 31 to October 1. The Company believes it is preferable to perform the annual goodwill impairment test as of this date because it provides the Company with additional time to complete the annual impairment test in advance of its year-end reporting and it more closely aligns with the timing of the Company’s strategic planning cycle. See Note 7 for more information regarding the Company's annual goodwill impairment testing date. There have been no additional significant changes to the Company's accounting policies during 2013.

The following is a description of the significant accounting policies of the Company.

Reclassifications and other corrections

Certain prior-year amounts have been reclassified to conform to the current year presentation. These reclassifications did not have a material impact on our consolidated financial condition or results of operations.

In the fourth quarter of 2012, the Company reclassified amounts presented in the December 31, 2011 Consolidated Statement of Operations and Cash Flows of $987.7 million related to the gain recognized from the SCUSA Transaction. This amount was reclassified from "SCUSA Transaction" to "Income/(expense) from equity method investments" in the Consolidated Statements of Operations and from "Gain recognized due to SCUSA Transaction" to "Equity earnings from equity method investments" in the Consolidated Statement of Cash Flows. This reclassification had no effect on any other consolidated financial statement.

The Company reclassified amounts related to equity investments of $14.8 million for the year ended December 31, 2011 in the Consolidated Statement of Operations and Cash Flows. The amount was reclassified from "Equity method investments" within "Other expenses" to "Income/(expense) from equity method investments" within "Total fees and other income" in the Consolidated Statement of Operations and from "Net change in other assets and bank owned life insurance" to "Equity earnings from equity method investments" in the Consolidated Statement of Cash Flows. This reclassification had no effect on any other consolidated financial statement.

The Company reclassified amounts related to capital markets revenue in the amounts of $8.6 million for the year ended December 31, 2011 in the Consolidated Statement of Operations. The amount was reclassified from "Miscellaneous income" to "Capital markets revenue/(expense)." This reclassification had no effect on any other consolidated financial statement.

The Company reclassified amounts related to the change in fair value of loans held for investment in the amounts of $12.1 million for the year ended December 31, 2011 in the Consolidated Statement of Cash Flows. The amount was reclassified from "Originations of loans held-for-sale, net of repayments" to "Other." This reclassification had no effect on any other consolidated financial statements.

The Company reclassified $1.7 billion from Other liabilities to Accrued expenses within the Consolidated Balance Sheets at December 31, 2012. This amount includes balances related to accrued interest expense, loans payable, miscellaneous payables, accrued federal, foreign and state tax, expense accruals and payroll, tax and benefits payables. This reclassification had no effect on any other consolidated financial statement.

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

•
The Company reclassified the balance of deferred tax assets of $780.4 million at December 31, 2012 within the Consolidated Balance Sheet. This amount was reclassified from Other assets to Deferred tax assets. This reclassification had no effect on any other consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

During the third quarter of 2013, the Company reclassified approximately $62.0 million of definite-lived intangible assets at December 31, 2012 from Core Deposit Intangibles and Other Intangibles, net to Other Assets within the Consolidated Balance Sheets. This reclassification had no effect on any other consolidated financial statements.

Consolidation

The consolidated financial statements include voting rights entities in which the Company has a controlling financial interest. In accordance with the applicable accounting guidance for consolidations, the Company consolidates a variable interest entity (“VIE”) if the Company is considered to be the primary beneficiary because it has: (i) a variable interest in the entity; (ii) the power to direct activities of the VIE that most significantly impact the entity's economic performance; and (iii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Variable interests can include equity interests, subordinated debt, derivative contracts, leases, service agreements, guarantees, standby letters of credit, loan commitments, and other contracts, agreements and financial instruments. See Note 6 for information on the Company's involvement with VIEs.

The Company uses the equity method to account for unconsolidated investments in voting rights entities or VIEs if the Company has influence over the entity's operating and financing decisions but does not maintain a controlling financial interest. Unconsolidated investments in voting rights entities or VIEs in which the Company has a voting or economic interest of less than 20% generally are carried at cost. These investments are included in "Equity method investments" on the Consolidated Balance Sheet, and the Company's proportionate share of income or loss is included in "Equity Method Investments" within the Consolidated Statements of Operations.

In July 2009, Santander contributed SCUSA, a majority-owned subsidiary, to the Company. SCUSA's results of operations were consolidated by the Company from January 2009 until December 31, 2011. On December 31, 2011, the Company deconsolidated SCUSA as a result of certain agreements with third-party investors entered into during the fourth quarter of 2011 (“SCUSA Transaction”). The SCUSA Transaction reduced the Company's ownership interest and its power to direct the activities that most significantly impact SCUSA's economic performance so that SHUSA no longer has a controlling interest in SCUSA. Accordingly, SCUSA is accounted for as an equity method investment. Refer to Note 6 to the Consolidated Financial Statements to for additional information.

Business Combinations

The Company records the net assets of companies that are acquired at their estimated fair value at the date of acquisition, and includes the results of operations of the acquired companies in the Consolidated Statement of Operations from the date of acquisition. The Company recognizes, as goodwill, the excess of the acquisition price over the estimated fair value of the net assets acquired.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The most significant estimates pertain to consolidation, fair value measurements, allowance for loan losses and reserve for unfunded lending commitments, goodwill, derivatives and hedge activities, and income taxes. Actual results may differ from the estimates, and the differences may be material to the consolidated financial statements.

Subsequent Events

All material events that occurred after the date of the consolidated financial statements and before the consolidated financial statements were issued have been either recognized in the consolidated financial statements or disclosed in the Notes to the Consolidated Financial Statements.

The Company evaluated events from the date of the consolidated financial statements on December 31, 2013 through the issuance of those consolidated financial statements included in this Annual Report on Form 10-K.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

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

The Company recognizes revenue from servicing commercial mortgages and consumer loans as earned. Mortgage banking revenue/(expense) include fees associated with servicing loans for third parties based on the specific contractual terms, as well as amortization (for 2011 only) and changes in the fair value of mortgage servicing rights (“MSRs”). Gains or losses on sales of residential mortgage, multi-family and home equity loans are included within mortgage banking revenues and are recognized when the sale is complete.

Service charges on deposit accounts are recognized when earned.

Income from BOLI represents increases in the cash surrender value of the policies, as well as insurance proceeds and interest.

Fair Value Measurements

The Company values assets and liabilities based on the principal market in which each would be sold (in the case of assets) or transferred (in the case of liabilities). The principal market is the forum with the greatest volume and level of activity. In the absence of a principal market, valuation is based on the most advantageous market. In the absence of observable market transactions, the Company considers liquidity valuation adjustments to reflect the uncertainty in pricing the instruments. The fair value of a financial asset is measured on a stand-alone basis and cannot be measured as a group, with the exception of certain financial instruments held and managed on a net portfolio basis. In measuring the fair value of a nonfinancial asset, the Company assumes the highest and best use of the asset by a market participant - not just the intended use - to maximize the value of the asset. The Company also considers whether any credit valuation adjustments are necessary based on the counterparty's credit quality.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Additional information regarding fair value measurements and disclosures is provided in Note 17, “Fair Value”.

Cash and Cash Equivalents

Cash and cash equivalents include cash and amounts due from depository institutions, interest-bearing deposits in other banks, federal funds sold, and securities purchased under agreements to resell. Cash and cash equivalents have maturities of three months or less, and, accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

The Company also maintains restricted cash primarily related to cash posted as collateral related to derivative agreements and cash restricted for investment purposes.

Investment Securities and Other Investments

Investment securities that the Company has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Securities expected to be held for an indefinite period of time are classified as available-for-sale and are carried at fair value, with temporary unrealized gains and losses reported as a component of accumulated other comprehensive income within stockholder's equity, net of estimated income taxes.

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

Realized gains and losses on sales of investments securities are included in earnings as part of non-interest income.

Other investments include the Company's investment in the stock of the Federal Home Loan Bank ("FHLB") of New York, Pittsburgh and Boston and debentures of FHLB, the Federal National Mortgage Association (“FNMA”), and the Federal Home Loan Mortgage Corporation (“FHLMC”). Although FHLB stock is an equity interest in an FHLB, it does not have a readily determinable fair value, because its ownership is restricted and it is not readily marketable. FHLB stock can be sold back only at its par value of $100 per share and only to FHLBs or to another member institution. Accordingly, FHLB stock is carried at cost. The Company evaluates this investment for impairment on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

See Note 3 to the Consolidated Financial Statements for detail on the Company's investments.

Loans held for investment

Loans are reported net of loan origination fees, direct origination costs and discounts and premiums associated with purchased loans and unearned income. Interest on loans is credited to income as it is earned. Loan origination fees and certain direct loan origination costs are deferred and recognized as adjustments to interest income in the Consolidated Statements of Operations over the contractual life of the loan utilizing the effective interest rate method. Premiums and discounts associated with loans purchased by the Bank are deferred and amortized as adjustments to interest income utilizing the effective interest rate method using estimated prepayment speeds, which are updated on a quarterly basis. Interest income is not recognized on loans when the loan payment is 90 days or more delinquent for commercial loans and consumer loans, excluding credit cards, or sooner if management believes the loan has become impaired. Credit cards continue to accrue interest until they are 180 days delinquent, at which point they are charged off and interest is removed from interest income.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Certain loans acquired that result in recognition of a discount attributable, at least in part, to credit quality, and are not subsequently accounted for at fair value, are accounted for under the receivable topic of the FASB Accounting Standards Codification Section 310-30, “Loans and Debt Securities Acquired with Deteriorated Credit Quality.” The excess of the estimated undiscounted principal, interest and other cash flows expected to be collected over the initial investment in the acquired loans is amortized to interest income over the expected life of the loans through the effective interest rate method. The amount amortized for the acquired loan pool is adjusted when there is an increase or decrease in the expected cash flows. Further, the Company assesses impairment on these acquired loan pools for which there has been a decrease in the expected cash flows. Impairment is measured based on the present value of the expected cash flows from the loan (including the estimated fair value of the underlying collateral), discounted using the loan's effective interest rate.

A loan is determined to be non-accrual when it is probable that scheduled payments of principal and interest will not be received when due according to the contractual terms of the loan agreement. When a loan is placed on non-accrual status, all accrued yet uncollected interest is reversed from income. When the collectability of the recorded loan balance of a nonaccrual loan is in doubt, any cash payments received from the borrower are applied first to reduce the carrying value of the loan. Otherwise, interest income may be recognized to the extent cash is received. Generally, a nonaccrual loan is returned to accrual status when all delinquent interest and principal become current under the terms of the loan agreement and the collectability of remaining principal and interest is no longer doubtful. Interest income recognition resumes for nonaccrual loans that were accounted for on a cash basis method when they returned to accrual status, while interest income that was previously recorded as reduction in the carrying value of the loan would be recognized as interest income based on the effective yield to maturity on the loan.

Troubled debt restructurings (“TDRs”) are loans that have been modified whereby the Company has agreed to make certain concessions to customers to both meet the needs of the customers and maximize the ultimate recovery of the loan. TDRs occur when a borrower is experiencing, or is expected to experience, financial difficulties and the loan is modified involving a concession that would otherwise not be granted to the borrower. TDRs are generally placed on non-accrual status until the Company believes repayment under the revised terms is reasonably assured and a sustained period of repayment performance has been achieved (typically defined as six months for a monthly amortizing loan). All costs incurred by the Company in connection with a TDR are expensed as incurred. The TDR classification will remain on the loan until it is paid in full or liquidated.

Impaired loans are defined as all TDRs plus non-accrual commercial loans in excess of $1 million as of the balance sheet date. In addition, the Company may perform a specific reserve analysis on loans that fail to meet this threshold if the nature of the collateral or business conditions warrant. As of December 31, 2013, the Company is performing a specific reserve analysis on certain loans within the Corporate Banking and remaining commercial classes of financing receivables, regardless of loan size.

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

See Note 4 to the Consolidated Financial Statements for detail on the Company's loans and related allowance for loan losses.

Loans Held-for-Sale

As of December 31, 2013 and 2012 all loans held-for-sale ("LHFS") were carried at fair value. Generally, residential loans are valued on an aggregate portfolio basis, and commercial loans are valued on an individual loan basis. Gains and losses on LHFS which are accounted for at fair value are recorded in other non-interest income. Direct loan origination costs and fees are recorded in other non-interest income at origination. The fair value of LHFS is based on what secondary markets are currently offering for portfolios with similar characteristics, and related gains and losses are recorded in non-interest income.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

See Note 4 to the Consolidated Financial Statements for detail on the Company's loans and related allowance.

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

For the commercial loans portfolio segment, the Bank has specialized credit officers and workout units that identify and manage potential problem loans. Changes in management factors, financial and operating performance, company behavior, industry factors and external events and circumstances are evaluated on an ongoing basis to determine whether potential impairment is evident and additional analysis is needed. For the commercial loans portfolio segment, risk ratings are assigned to each individual loan to differentiate risk within the portfolio, and are reviewed on an ongoing basis by credit risk management and revised, if needed, to reflect the borrowers' current risk profiles and the related collateral positions. The risk ratings consider factors such as financial condition, debt capacity and coverage ratios, market presence and quality of management. Generally, credit officers reassess a borrower's risk rating on no less than an annual basis, and more frequently if warranted. This reassessment process is managed on a continual basis by the Credit Monitoring group to ensure consistency and accuracy in risk ratings as well as appropriate frequency of risk rating review by the Bank's credit officers. The Company's Internal Audit group regularly performs loan reviews and assesses the appropriateness of assigned risk ratings. When a loan's risk rating is downgraded beyond a certain level, the Company's Workout Department becomes responsible for managing the credit risk. Risk rating actions are generally reviewed formally by one or more credit committees, depending on the size of the loan and the type of risk rating action being taken. Detailed analyses are completed that support the risk rating and management's strategies for the customer relationship going forward.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

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

Consumer loans (excluding auto loans and credit cards) and any portion of a consumer loan secured by a real estate mortgage not adequately secured are generally charged-off when deemed to be uncollectible or delinquent 180 days or more (120 days for closed-end consumer loans not secured by real estate), whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment include; a loan that is secured by collateral and is in the process of collection; a loan supported by a valid guarantee or insurance; or a loan supported by a valid claim against a solvent estate. Auto loans are charged off when an account becomes 121 days delinquent if the Company has not repossessed the related vehicle. The Company charges off accounts in repossession when the automobile is repossessed and legally available for disposition. Credit cards that are 180 days delinquent are charged-off and all interest previously recognized is reversed from interest income.

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

See Note 4 to the Consolidated Financial Statements for detail on the Company's loans and related allowance.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

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

See Note 5 to the Consolidated Financial Statements for detail on the Company's premises and equipment.

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

See Note 6 to the Consolidated Financial Statements for detail on the Company's equity investments.

Goodwill

Goodwill is the excess of the purchase price over the fair value of the tangible and identifiable intangible assets and liabilities of companies acquired through business combinations accounted for under the acquisition method.

Goodwill and other indefinite-lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing. Management performs an annual goodwill impairment test and whenever events occur or circumstances change that indicate the fair value of a reporting unit may be below its carrying value.

During the year, the Company changed its goodwill impairment testing date from December 31 to October 1. Refer to further discussion of this change in Note 7, Goodwill in the Notes to the Consolidated Financial Statements.

The Company performed goodwill impairment testing as of October 1, 2013 and December 31, 2012 and concluded that goodwill was not impaired. The Company did not have any indefinite-lived intangible assets as of December 31, 2013.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

See Note 7 to the Consolidated Financial Statements for detail on the Company's goodwill.

Core Deposit Intangibles

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

See Note 8 to the Consolidated Financial Statements for detail on the core deposit intangibles.

Mortgage Servicing Rights

Effective January 1, 2012, the Company elected to measure our residential MSRs at fair value. This election was made to be consistent with the risk management strategy to hedge changes in the fair value of these assets. The fair value of residential MSRs is estimated by using a cash flow valuation model which calculates the present value of estimated future net servicing cash flows, taking into consideration actual and expected mortgage loan prepayment rates, discount rates, servicing costs, and other economic factors which are determined based on current market conditions. Assumptions incorporated into the residential MSRs valuation model reflect management's best estimate of factors that a market participant would use in valuing the residential MSRs. Although sales of residential MSRs do occur, residential MSRs do not trade in an active market with readily observable prices.

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

See Note 8 to the Consolidated Financial Statements for detail on the MSRs.

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

Other Real Estate Owned and Other Repossessed Assets

Other real estate owned (“OREO”) and other repossessed assets consist of properties and other assets acquired by, or in lieu of, foreclosure in partial or total satisfaction of non-performing loans. Assets obtained in satisfaction of a loan is recorded at the lower of cost or estimated fair value minus estimated costs to sell based upon the property's appraisal value at the date of transfer. The excess of the carrying value of the loan over the fair value of the property minus estimated costs to sell are charged to the allowance for loan losses. Any decline in the estimated fair value of asset that occurs after the initial transfer from the loan portfolio and costs of holding the property are recorded as operating expenses, except for significant property improvements that are capitalized to the extent that the carrying value does not exceed the estimated fair value. OREO and other repossessed assets are classified within Other Assets on the Consolidated Balance Sheets and totaled $91.7 million and $69.3 million at December 31, 2013 and December 31, 2012, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

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

Derivative Instruments and Hedging Activity

The Company uses derivative financial instruments primarily to help manage exposure to interest rate, foreign exchange, equity and credit risk. Derivative financial instruments are also used to reduce the effects that changes in interest rates may have on net income, fair value of assets and liabilities, and cash flows. The Company also enters into derivatives with customers to facilitate their risk management activities.

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

Cash flow hedges that are highly effective are accounted for by recording the fair value of the derivative instrument on the Consolidated Balance Sheet as an asset or liability, with a corresponding charge or credit, net of tax, recorded in accumulated other comprehensive income within stockholder's equity, in the accompanying Consolidated Balance Sheet. Amounts are reclassified from accumulated other comprehensive income to the Consolidated Statements of Operations in the period or periods the hedged transaction affects earnings. In the case where certain cash flow hedging relationships have been terminated, the Company continues to defer the net gain or loss in accumulated other comprehensive income and reclassifies it into interest expense as the future cash flows occur, unless it becomes probable that the future cash flows will not occur.

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

The portion of gains and losses on derivative instruments not considered highly effective in hedging the change in fair value or expected cash flows of the hedged item, or derivatives not designated in hedging relationships, are recognized immediately in the Consolidated Statement of Operations. See Note 13 to the Consolidated Financial Statements for further discussion.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

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

In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of inherently complex tax laws of the U.S., its states and municipalities, as well as certain foreign countries. Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. The Company reviews its tax balances quarterly and as new information becomes available, the balances are adjusted, as appropriate. Interest and penalties on income tax payments are included within Income tax provision on the Consolidated Statements of Operations.

The Company recognizes in its financial statements tax benefits from tax positions when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts. See Note 14 of the Consolidated Financial Statements for details on the Company's income taxes.

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

If the securitization transaction meets the accounting requirements for deconsolidation and sale treatment, the securitized receivables or loans are removed from the balance sheet and a net gain or loss is recognized in income at the time of sale and each subsequent sale. Net gains or losses resulting from securitizations are recorded in non-interest income. See further discussion on the Company's securitizations in Note 6.

Stock-Based Compensation

The Company, through Santander, sponsors stock plans under which incentive and non-qualified stock options and non-vested stock may be granted periodically to certain employees. The Company recognizes compensation expense related to stock options and non-vested stock awards based upon the fair value of the awards on the date of the grant, adjusted for expected forfeitures, and which is charged to earnings over the requisite service period (e.g. vesting period). Additionally, the Company estimates the number of awards for which it is probable that service will be rendered and adjusts compensation cost accordingly. Estimated forfeitures are subsequently adjusted to reflect actual forfeitures. The required disclosures related to the Company's stock-based employee compensation plan are included in Note 15.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. RECENT ACCOUNTING DEVELOPMENTS

In December 2011, the FASB issued ASU 2011-11, an update to ASC 210, "Balance Sheet", which requires entities to disclose both gross information and net information about both financial instruments and transactions eligible for offset in the statement of financial position and transactions subject to an agreement similar to a master netting arrangement. The amendment is designed to enhance disclosures about the financial instruments and derivatives, which will allow the users of an entity's financial statements to evaluate the effect of netting arrangements on an entity's financial position. In January 2013, the FASB issued ASU 2013-01 to clarify the scope of disclosures about offsetting assets and liabilities under ASU 2011-11. ASU 2013-01 states that ordinary trade receivables and receivables are not in the scope of ASU 2011-11, and that ASU 2011-11 applies only to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria or subject to a master netting arrangement or similar agreement. The amendments to ASC 210 were effective for interim and annual periods beginning January 1, 2013 and were applied retrospectively to the beginning of the first annual period presented. The implementation of ASU 2011-11 did not have a significant impact on the Company’s financial position, results of operations or disclosures. The new disclosures required by ASU 2011-11 are included in Note 13, Derivatives.

In July 2012, the FASB issued ASU 2012-02, an update to ASC 350, "Intangibles-Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment." This ASU states that an entity has the option first to assess qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired as the basis for determining whether it is necessary to perform the two-step impairment test. The amendments to the ASC were effective January 1, 2013 and applied prospectively. The implementation of this guidance did not have an significant impact on the Company’s financial position, results of operations or disclosures.

In February 2013, the Financial Accounting Standard Board ("FASB") issued Accounting Standard Update ("ASU") 2013-02, an update to ASC 220, "Comprehensive Income," to improve the transparency of reporting reclassifications out of accumulated other comprehensive income. The amendments require a company to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, a company is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required under GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under GAAP to be reclassified in their entirety to net income in the same reporting period, a company is required to cross-reference to other disclosures required under GAAP that provide additional detail about these amounts. The amendments were effective for the Company prospectively beginning January 1, 2013. The implementation of ASU 2013-02 did not have a significant impact on the Company’s financial position or results, operations or disclosures. The new disclosures required by ASU 2013-02 are included in Note 12, Accumulated Other Comprehensive Income.

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

In July 2013, the FASB issued ASU 2013-10, an update to ASC 815, "Derivatives and Hedging." This ASU permits the use of the Fed Funds Effective Swap Rate (OIS) as a U.S. benchmark interest rate for hedge accounting purposes under Topic 815, in addition to UST and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The provisions of this update were effective on July 17, 2013 for qualifying new or re-designated hedging relationships entered into on or after that date. Earlier application of the guidance is not permitted. The implementation of this guidance did not have a significant impact on the Company's financial position, results of operations or disclosures. Impact of the adoption of this guidance is discussed in Note 13.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. RECENT ACCOUNTING DEVELOPMENTS (continued)

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

In January 2014, the FASB issued ASU 2014-01, an update to ASC 323, "Investments - Equity Method and Joint Ventures."
The ASU revises the necessary criteria that need to be met in order for an entity to account for investments in affordable housing projects net of the provision for income taxes. It also changes the method of recognition from an effective amortization approach to a proportional amortization approach. Additional disclosures were also set forth in this update. The provisions of this update are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The amendments are required to be applied retrospectively to all periods presented. Early adoption of the guidance is permitted. The impact of this guidance is currently being evaluated by the Company, but is not expected to have a significant impact on the Company's financial position, results of operations or disclosures.

In January 2014, the FASB issued ASU 2014-04, an update to ASC 310, "Receivables." The ASU clarifies that an in substance repossession or foreclosure occurs upon either the creditor obtaining legal title to the residential real estate property or the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The amendments are effective for annual periods, and interim reporting periods within those annual periods, beginning after December 15, 2014. The amendments may be adopted using either a modified retrospective transition method or a prospective transition method. Early adoption of the guidance is permitted. The impact of this guidance is currently being evaluated by the Company, but is not expected to have a significant impact on the Company's financial position, results of operations or disclosures.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INVESTMENT SECURITIES

Available-for-sale

Investment Securities Summary - Available-for-Sale

The following tables present the amortized cost, gross unrealized gains and losses, and approximate fair values of securities available-for-sale at the dates indicated:

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
U.S. Treasury and government agency securities	$24,993	$4	$—	$24,997
Corporate debt securities	2,195,004	35,611	(12,435)	2,218,180
Asset-backed securities	2,727,235	9,345	(4,350)	2,732,230
Equity securities	10,331	—	(490)	9,841
State and municipal securities	1,891,996	20,515	(62,362)	1,850,149
Mortgage-backed securities:
U.S. government agencies	1,904,178	134	(103,889)	1,800,423
FHLMC and FNMA debt securities	3,202,428	1,486	(207,392)	2,996,522
Non-agency securities	13,898	—	—	13,898
Total investment securities available-for-sale	$11,970,063	$67,095	$(390,918)	$11,646,240

	December 31, 2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
U.S. Treasury and government agency securities	$8,996	$—	$—	$8,996
Debentures of FHLMC and FNMA	1,150	—	—	1,150
Corporate debt securities	2,634,602	72,290	(1,186)	2,705,706
Asset-backed securities	1,825,950	5,628	(12,741)	1,818,837
Equity securities	5,108	113	(5)	5,216
State and municipal securities	1,973,559	89,637	(2,904)	2,060,292
Mortgage-backed securities:
U.S. government agencies	6,345,891	72,185	(5,342)	6,412,734
FHLMC and FNMA debt securities	5,617,925	58,721	(5,750)	5,670,896
Non-agency securities	193	—	—	193
Total investment securities available-for-sale	$18,413,374	$298,574	$(27,928)	$18,684,020

The Company continuously evaluates its investment strategies in light of changes in the regulatory and market environments that could have an impact on capital and liquidity. Based on this evaluation, it is reasonably possible the Company may elect to pursue other strategies relative to its investment securities portfolio.

As of December 31, 2013 and December 31, 2012, the Company had investment securities available for sale with an estimated fair value of $3.6 billion and $5.3 billion, respectively, pledged as collateral which was made up of the following: $2.6 billion and $2.0 billion, respectively, were pledged to secure public fund deposits; $0.4 billion and $2.7 billion, respectively, were pledged at various brokers to secure repurchase agreements, support hedging relationships, and for recourse on loans sales; and $562.3 million and $535.2 million, respectively, were pledged to secure the Bank's customer overnight sweep product.

At December 31, 2013 and 2012, the Company had $60.5 million and $78.7 million, respectively, of accrued interest related to investment securities.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INVESTMENT SECURITIES (continued)

The Company's state and municipal bond portfolio consists of general obligation bonds of states, cities, counties and school districts. The portfolio has a weighted average underlying credit risk rating of AA as of December 31, 2013. The largest geographic concentrations of state and local municipal bonds are in California, Texas, Florida, and Washington, which represented 10.7%, 15.0%, 12.5%, and 10.7%, respectively, of the total portfolio. No other state comprised more than 10% of the total portfolio.

Contractual Maturity of Debt Securities

Contractual maturities of the Company’s debt securities available for sale at December 31, 2013 are as follows:

	Due Within One Year	Due After 1 Within 5 Years	Due After 5 Within 10 Years	Due After 10 Years/No Maturity	Total(1)	Weighted Average Yield(2)
	(in thousands)
U.S Treasury and government agency	$24,997	$—	$—	$—	$24,997	0.09%
Corporate debt securities	278,736	1,910,516	28,928	—	2,218,180	2.42%
Asset backed securities	274,741	1,065,145	1,037,158	355,186	2,732,230	1.37%
State and municipal securities	—	10	114,675	1,735,464	1,850,149	3.73%
Mortgage-backed securities:
U.S. government agencies	—	—	11,305	1,789,118	1,800,423	2.01%
FHLMC and FNMA securities	456	2,956	3,315	2,989,795	2,996,522	1.77%
Non-agencies	—	114	—	13,784	13,898	3.27%
Total fair value	$578,930	$2,978,741	$1,195,381	$6,883,347	$11,636,399	2.15%
Weighted Average Yield	1.89%	1.87%	1.85%	2.34%	2.15%
Total amortized cost	$576,325	$2,951,349	$1,198,763	$7,233,295	$11,959,732

(1) The maturities above do not represent the effective duration of the Company's portfolio, since the amounts above are based on contractual maturities and do not contemplate anticipated prepayments.
(2) Yields on tax-exempt securities are calculated on a tax equivalent basis and are based on the statutory federal tax rate of 35%.

Gross Unrealized Loss and Fair Value of Securities Available for Sale

The following tables present the aggregate amount of unrealized losses as of December 31, 2013 and December 31, 2012 on securities in the Company’s investment portfolio classified according to the amount of time that those securities have been in a continuous loss position:

	At December 31, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate debt securities	$743,041	$(10,868)	$32,020	$(1,567)	$775,061	$(12,435)
Asset-backed securities	803,685	(4,111)	24,316	(239)	828,001	(4,350)
Equity securities	5,020	(188)	4,797	(302)	9,817	(490)
State and municipal securities	710,456	(45,972)	126,345	(16,390)	836,801	(62,362)
Mortgage-backed securities:
U.S. government agencies	1,648,691	(94,937)	139,791	(8,952)	1,788,482	(103,889)
FHLMC and FNMA debt securities	2,271,301	(150,996)	695,830	(56,396)	2,967,131	(207,392)
Total	$6,182,194	$(307,072)	$1,023,099	$(83,846)	$7,205,293	$(390,918)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INVESTMENT SECURITIES (continued)

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

Other-Than-Temporary Impairment

Management evaluates all investment products in an unrealized loss position for OTTI on at least a quarterly basis. Individual securities are further assessed for OTTI as deemed necessary. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. The OTTI assessment is a subjective process requiring the use of judgments and assumptions. During the securities-level assessments, consideration is given to (1) the intent not to sell and probability that the Company will not be required to sell the security before recovery of its cost basis to allow for any anticipated recovery in fair value, (2) the financial condition and near-term prospects of the issuer, as well as company news and current events, and (3) the ability to collect the future expected cash flows. Key assumptions utilized to forecast expected cash flows may include loss severity, expected cumulative loss percentage, cumulative loss percentage to date, weighted average FICO and weighted average loan-to-value ("LTV"), rating or scoring, credit ratings and market spreads, as applicable.

The Company assesses and recognizes OTTI in accordance with applicable accounting standards. Under these standards, if the Company determines that impairment on its debt securities exists and it has made the decision to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, it recognizes the entire portion of the unrealized loss in earnings. If the Company has not made a decision to sell the security and it does not expect that it will be required to sell the security prior to the recovery of the amortized cost basis but the Company has determined that OTTI exists, it recognizes the credit related portion of the decline in value of the security in earnings.

As a result of rising market interest rates, Management made the decision during the second quarter of 2013 to reposition its balance sheet. Consistent with this strategy, the Company designated certain available-for-sale investment securities with a book value of $2.5 billion to be sold, which were in an unrealized loss position due to changes in market rates and asset spreads. The intent to sell these securities resulted in the Company recording $63.6 million of OTTI in the Consolidated Statement of Operations during the second quarter of 2013. All of the securities designated for sale were sold in the third quarter of 2013, which at the time of sale had a book value of $2.3 billion. The Company incurred an additional loss on the sale of these securities during the third quarter of 2013 of $23.5 million. No additional OTTI was recorded in earnings during the years-ended December 31, 2013 or 2012.

Management has concluded that the remaining unrealized losses on its debt and equity securities for which it has not recognized OTTI (which was comprised of 301 individual securities at December 31, 2013) are temporary in nature since (1) they are not related to the underlying credit quality of the issuers, (2) the principal and interest on these securities are from investment grade issuers, (3) the Company does not intend to sell these investments and (4) it is more likely than not that the Company will not be required to sell the investments before recovery of the amortized cost basis, which may be at maturity. Accordingly, the Company has concluded that the impairment on these securities is not other-than-temporary.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INVESTMENT SECURITIES (continued)

Rollforward of Cumulative OTTI Credit Losses Recognized in Earnings

For the years ended December 31, 2013 and 2012, the Company had no credit losses on investment securities. The following table displays changes in credit losses for those non-agency MBS recognized in earnings for the year ended December 31, 2011.

Year Ended
December 31, 2011
(in thousands)
Cumulative credit loss recognized on non-agency securities at the beginning of the period	$210,919
Cumulative reduction as of the beginning of the period for accretion into interest income for the expected increase in cash flow on certain non-agency securities	(9,631)
Current period accretion into interest income for the expected increase in cash flow on certain non-agency securities	(8,375)
Reductions for securities sold during the period	(193,238)
Additional increases to credit losses for previously recognized other-than-temporary impairment charges when the entity does not intend to sell the security	325
Net cumulative credit loss recognized on non-agency securities as of the end of the period	—
Reductions for increases in cash flows expected to be collected and recognized over the remaining life of securities	—
Projected ending balance of the amount related to credit losses on debt securities at the end of the period for which a portion of an other-than-temporary impairment was recognized in other comprehensive income	$—

Gains (Losses) on Proceeds from the Sales of Securities

Proceeds from sales of investment securities and the realized gross gains and losses from those sales are as follows:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Proceeds from the sales of available-for-sale securities	$8,050,028	$4,256,661	$6,892,337

Gross realized gains	115,540	101,983	178,364
Gross realized losses	(42,456)	(1,092)	(103,442)
OTTI	(63,630)	—	—
Net realized gains	$9,454	$100,891	$74,922

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

SHUSA recognized $9.5 million, 100.9 million and $74.9 million in 2013, 2012 and 2011, respectively, in gains on sale of investment securities as a result of overall balance sheet and interest rate risk management.

The net gain realized in 2013 primarily included the sale of collateralized mortgage obligations with a book value of $4.1 billion for a gain of $69.0 million and corporate debt securities with a book value of $905.7 million for a gain of $34.7 million, offset by the OTTI charge of $63.6 million, the sale of MBS with a book value of $2.3 billion for a loss of $24.2 million. The gain in 2012 was primarily comprised of the sale of $918.7 million of FHLMC and FNMA mortgage-backed debt securities for a gain of $40.0 million, and the sale of additional agency mortgage-backed debt securities for a gain of $28.1 million, municipal bond securities for a gain of $23.1 million, and asset-backed debt securities for a gain of $7.7 million. During 2011, the Company sold a portion of the non-agency MBS portfolio and recognized $103.3 million in unrealized losses.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. INVESTMENT SECURITIES (continued)

Nontaxable interest and dividend income earned on investment securities was $71.6 million, $67.0 million and $67.0 million for the years ended December 31, 2013, 2012 and 2011, respectively. Tax expenses related to net realized gains and losses from sales of investment securities for the years ended December 31, 2013, 2012 and 2011 were $3.8 million, $40.4 million and $29.4 million, respectively.

Other Investments

Other investments primarily include the Company's investment in the stock of FHLB of Pittsburgh and the FRB with carrying amounts of $0.8 billion and $1.0 billion as of December 31, 2013 and December 31, 2012, respectively. The stocks do not have readily determinable fair values because their ownership is restricted and they lack a market. The stocks can be sold back only at their par value of $100 per share and only to FHLBs or the FRB. Accordingly, these stocks are carried at cost. During the year ended December 31, 2013, the Company sold $308.8 million of FHLB stock at par. There was no gain or loss associated with these sales.

Other investments also includes an FHLB CD with a maturity date of September 2014 and carrying amounts of $19.9 million and $19.7 million as of December 31, 2013 and December 31, 2012, respectively. The Company has the positive intent and ability to hold these investments until maturity. Accordingly, the investments are classified as part of Other investments in the Company's Consolidated Balance Sheet.

The Company evaluates these investments for impairment based on the ultimate recoverability of the par value, rather than by recognizing temporary declines in value.

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Overall

The Company's loans are reported at their outstanding principal balances net of any unearned income, cumulative charge-offs, unamortized deferred fees and costs on originated loans and unamortized premiums or discounts on purchased loans. The Company maintains an allowance for loan and lease losses and a reserve for unfunded lending commitments (collectively, the "Allowance for Credit Losses") to provide for losses inherent in its portfolio. Certain loans are pledged as collateral for borrowings. These loans totaled $36.2 billion at December 31, 2013 and $40.1 billion at December 31, 2012, respectively.

The Company engages in direct and leveraged lease financing, which totaled $1.0 billion at December 31, 2013 and $945.2 million at December 31, 2012. Direct financing leases are recorded as the aggregate of minimum lease payments receivable plus the estimated residual value of the leased property, less unearned income. Leveraged leases, a form of direct financing leases, are recorded net of related non-recourse debt. Leases are included within commercial and industrial loans.

Loans that the Company has the intent to sell are classified as LHFS. The LHFS portfolio at December 31, 2013 and December 31, 2012 primarily consisted of fixed-rate residential mortgages. The balance at December 31, 2013 was $128.9 million, compared to $843.4 million at December 31, 2012. LHFS are reported at fair value. For discussion on the valuation of LHFS, see Note 17.

Interest income on loans is accrued based on the contractual interest rate and the principal amount outstanding, except for those loans classified as non-accrual. At December 31, 2013 and December 31, 2012, accrued interest receivable on the Company's loans was $135.3 million and $130.0 million, respectively.

During the year ended December 31, 2013, the Company purchased $539.3 million of performing commercial and industrial loans. During the year ended December 31, 2013, the Company also purchased and $660.1 million of performing multifamily loans.

On January 31, 2014, the Company repurchased from FNMA $816.5 million of performing multifamily loans that had been previously sold with servicing retained.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Loan and Lease Portfolio Composition

The following table presents the composition of the gross loans held for investment portfolio by type of loan and by fixed and variable rates at the dates indicated:

	December 31, 2013		December 31, 2012
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial loans held for investment:
Commercial real estate loans	$9,303,885	18.6%	$10,034,868	19.2%
Commercial and industrial loans	12,820,417	25.7%	13,692,020	26.1%
Multi-family loans	8,237,029	16.5%	7,572,555	14.4%
Other (2)	1,789,891	3.6%	1,631,896	3.1%
Total commercial loans held for investment	32,151,222	64.4%	32,931,339	62.8%
Consumer loans secured by real estate:
Residential mortgages	9,561,187	19.2%	10,400,967	19.8%
Home equity loans and lines of credit	6,311,694	12.6%	6,638,466	12.7%
Total consumer loans secured by real estate	15,872,881	31.8%	17,039,433	32.5%
Consumer loans not secured by real estate:
Auto loans	81,804	0.2%	295,398	0.6%
Other (3)	1,815,770	3.6%	2,122,741	4.1%
Total consumer loans	17,770,455	35.6%	19,457,572	37.2%
Total loans held for investment (1)	$49,921,677	100.0%	$52,388,911	100.0%
Total loans held for investment:
Fixed rate	$23,431,663	46.9%	$24,056,174	45.9%
Variable rate	26,490,014	53.1%	28,332,737	54.1%
Total loans held for investment (1)	$49,921,677	100.0%	$52,388,911	100.0%

(1)
Total loans held for investment includes deferred loan origination costs, net of deferred loan fees and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net increase in loan balances of $122.6 million and $76.9 million as of December 31, 2013 and December 31, 2012, respectively.

(2)	Other commercial primarily includes commercial equipment vehicle funding leases and loans.

(3)	Other consumer primarily includes recreational vehicles and marine loans.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Rollforward of Allowance for Credit Losses

The following table presents the activity in the allowance for credit losses for the periods indicated:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Allowance for loan losses, beginning of period	$1,013,469	$1,083,492	$2,197,450
Allowance recorded as part of loans transferred from Santander	—	3,712	—
Allowance change due to SCUSA Transaction	—	—	(1,208,474)
Charge-offs:
Commercial	123,517	335,114	545,028
Consumer secured by real estate	94,651	154,263	250,992
Consumer not secured by real estate(2)	97,036	117,862	818,017
Total charge-offs	315,204	607,239	1,614,037
Recoveries:
Commercial	53,132	47,940	42,059
Consumer secured by real estate	14,148	8,935	8,419
Consumer not secured by real estate(2)	31,942	37,344	293,988
Total recoveries	99,222	94,219	344,466
Charge-offs, net of recoveries	215,982	513,020	1,269,571
Provision for loan losses (1)(2)	36,850	439,285	1,364,087
Allowance for loan losses, end of period	$834,337	$1,013,469	$1,083,492
Reserve for unfunded lending commitments, beginning of period	$210,000	$256,485	$300,621
Addition to (Release of) provision for unfunded lending commitments (1)	10,000	(46,485)	(44,136)
Reserve for unfunded lending commitments, end of period	$220,000	$210,000	$256,485
Total allowance for credit losses, end of period	$1,054,337	$1,223,469	$1,339,977

(1)	The Company defines the Provision for credit losses in the Consolidated Statement of Operations as the sum of the total provision for loan losses and provision for unfunded lending commitments.

(2)
On December 31, 2011, the Company deconsolidated SCUSA as a result of certain agreements with investors entered into during the fourth quarter of 2011. The activity for the years 2012 and 2013 does not include SCUSA activity.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Non-Performing Assets

The following table presents the composition of non-performing assets at the dates indicated:

	At December 31,
	2013	2012
	(in thousands)
Non-accrual loans:
Commercial:
Commercial real estate	$250,073	$291,236
Commercial and industrial	100,894	122,111
Multi-family	21,371	58,587
Total commercial loans	372,338	471,934
Consumer:
Residential mortgages	473,566	511,382
Consumer loans secured by real estate	141,961	170,486
Consumer loans not secured by real estate	10,544	18,874
Total consumer loans	626,071	700,742
Total non-accrual loans	998,409	1,172,676
Other real estate owned	88,603	65,962
Other repossessed assets	3,073	3,301
Total other real estate owned and other repossessed assets	91,676	69,263
Total non-performing assets	$1,090,085	$1,241,939

Impaired Loans

Impaired loans are generally defined as all TDRs plus commercial non-accrual loans in excess of $1.0 million.

The following table summarizes impaired loans:

	AT DECEMBER 31,
	2013	2012
	(in thousands)
Impaired loans with a related allowance	$916,055	$1,029,392
Impaired loans without a related allowance	317,097	360,815
Total impaired loans	$1,233,152	$1,390,207
Allowance for loan losses reserved for impaired loans	$225,796	$267,054

Portfolio segments and classes of financing receivables

GAAP requires that entities disclose information about the credit quality of their financing receivables at disaggregated levels, specifically defined as “portfolio segments” and "classes of financing receivables" based on management’s systematic methodology for determining the allowance for credit losses. For this, compared to the financial statement categorization of loans, the Company utilizes an alternate categorization to model and calculate the allowance for credit losses and track the credit quality, delinquency and impairment status of the underlying commercial and consumer loan populations.

In disaggregating its financing receivables portfolio, the Company’s methodology begins with the commercial and consumer portfolio segments. The commercial portfolio segment is then disaggregated by line of business distinctions. “Corporate banking” includes the majority of commercial and industrial loans, as well as related owner-occupied real estate. “Middle market commercial real estate” represents the portfolio of specialized lending for investment real estate, including financing for continuing care retirement communities. “Santander real estate capital” is the real estate portfolio of the specialized lending group. “Remaining commercial” represents principally the commercial equipment and vehicle funding ("CEVF") business.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The consumer portfolio segment is disaggregated by product structure with minor variations from the financial statement categories. “Home mortgages” is generally residential mortgages, while “Self-originated home equity” includes home equity loans and lines, with the exception of purchased home equity portfolios. “Indirect purchased” represents an acquired portfolio of marine and recreational vehicle contracts. Direct and indirect auto loans and purchased home equity portfolios make up the majority of balances in “Remaining consumer.” “Credit cards” includes all unsecured consumer credit cards.

The following table reconciles the Company's recorded investment classified by its major loan classifications to: (i) portfolio segments (commercial and consumer) and (ii) classes of financing receivables at December 31, 2013 and December 31, 2012:

	Commercial Portfolio Segment(2)
Major Loan Classifications(1) December 31, 2013	Corporate Banking	Middle Market Commercial Real Estate	Santander Real Estate Capital	Remaining Commercial	Total
	(in thousands)
Commercial loans held for investment:
Commercial real estate	$3,767,869	$3,510,371	$2,025,645	$—	$9,303,885
Commercial and industrial loans (3)	12,534,472	251,666	31,964	2,315	12,820,417
Multi-family loans	191,958	215,897	7,829,174	—	8,237,029
Other	661,571	—	—	1,128,320	1,789,891
Total commercial loans held for investment	$17,155,870	$3,977,934	$9,886,783	$1,130,635	$32,151,222

(1)	These represent the Company's loan categories based on the United States Securities and Exchange Commission's (the "SEC's") Regulation S-X Article 9.

(2)	These represent the Company's loan classes used to determine its allowance for loan and lease losses in accordance with ASC 310-10.

(3)	Commercial and industrial loans exclude $17.9 million of LHFS.

	Consumer Portfolio Segment(2)
Major Loan Classifications(1) December 31, 2013	Home Mortgages(3)	Self-originated home equity	Indirect Purchased	Credit Cards	Remaining Consumer	Total
	(in thousands)
Consumer loans secured by real estate:
Residential mortgages	$9,561,063	$124	$—	$—	$—	$9,561,187
Home equity loans and lines of credit	—	6,056,594	—	—	255,100	6,311,694
Total consumer loans secured by real estate	9,561,063	6,056,718	—	—	255,100	15,872,881
Consumer loans not secured by real estate:
Auto loans	—	—	—	—	81,804	81,804
Other	—	—	1,162,350	215,444	437,976	1,815,770
Total consumer loans held for investment	$9,561,063	$6,056,718	$1,162,350	$215,444	$774,880	$17,770,455

(1)	These represent the Company's loan categories based on the SEC's Regulation S-X Article 9.

(2)	These represent the Company's loan classes used to determine its allowance for loan and lease losses in accordance with ASC310-10.

(3)	Home mortgages exclude $111.0 million of LHFS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Commercial Portfolio Segment(2)
Major Loan Classifications(1) December 31, 2012	Corporate Banking	Middle Market Commercial Real Estate	Santander Real Estate Capital	Remaining Commercial	Total
	(in thousands)
Commercial loans held for investment:
Commercial real estate	$4,133,449	$3,520,808	$2,380,611	$—	$10,034,868
Commercial and industrial loans	13,441,238	215,909	26,822	8,051	13,692,020
Multi-family loans	223,009	212,176	7,137,370	—	7,572,555
Other	615,225	—	—	1,016,671	1,631,896
Total commercial loans held for investment	$18,412,921	$3,948,893	$9,544,803	$1,024,722	$32,931,339

(1)	These represent the Company's loan categories based on the SEC's Regulation S-X Article 9.

(2)	These represent the Company's loan classes used to determine its allowance for loan and lease losses in accordance with ASC 310-10.

	Consumer Portfolio Segment(2)
Major Loan Classifications(1) December 31, 2012	Home Mortgages(3)	Self-originated home equity	Indirect Purchased	Credit Cards	Remaining Consumer	Total
	(in thousands)
Consumer loans secured by real estate:
Residential mortgages	$10,399,879	$—	$—	$—	$1,088	$10,400,967
Home equity loans and lines of credit	—	6,333,426	—	—	305,040	6,638,466
Total consumer loans secured by real estate	10,399,879	6,333,426	—	—	306,128	17,039,433
Consumer loans not secured by real estate:
Auto loans	—	—	—	—	295,398	295,398
Other	—	—	1,473,278	214,542	434,921	2,122,741
Total consumer loans held for investment	$10,399,879	$6,333,426	$1,473,278	$214,542	$1,036,447	$19,457,572

(1)	These represent the Company's loan categories based on the SEC's Regulation S-X Article 9.

(2)	These represent the Company's loan classes used to determine its allowance for loan and lease losses in accordance with ASC 310-10.

(3)	Home mortgages exclude $843.4 million of LHFS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Allowance for Loan and Lease Losses Rollforward by Portfolio Segment

The activity in the allowance for loan losses by portfolio segment for the year ended December 31, 2013 and 2012 was as follows:

	Year Ended December 31, 2013
	Commercial	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan losses, beginning of period	$580,931	$407,259	$25,279	$1,013,469
Provision/(recovery) for loan losses	(67,472)	101,985	2,337	36,850
Charge-offs	(123,517)	(191,687)	—	(315,204)
Recoveries	53,132	46,090	—	99,222
Charge-offs, net of recoveries	(70,385)	(145,597)	—	(215,982)
Allowance for loan losses, end of period	$443,074	$363,647	$27,616	$834,337
Ending balance, individually evaluated for impairment	$90,594	$135,202	$—	$225,796
Ending balance, collectively evaluated for impairment	$352,481	$228,444	$27,616	$608,541

Financing receivables:
Ending balance	$32,169,154	$17,881,472	$—	$50,050,626
Ending balance, evaluated at fair value (1)	$17,932	$111,017	$—	$128,949
Ending balance, individually evaluated for impairment (2)	$479,343	$753,809	$—	$1,233,152
Ending balance, collectively evaluated for impairment	$31,671,879	$17,016,646	$—	$48,688,525

(1)	Represents LHFS.

(2)	Consumer loans individually evaluated for impairment consists of loans in TDR status.

	Year Ended December 31, 2012
	Commercial	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan losses, beginning of period	$766,865	$292,816	$23,811	$1,083,492
Allowance released due to SCUSA Transaction	3,712	—	—	3,712
Provision for loan losses	97,528	340,289	1,468	439,285
Charge-offs	(335,114)	(272,125)	—	(607,239)
Recoveries	47,940	46,279	—	94,219
Charge-offs, net of recoveries	(287,174)	(225,846)	—	(513,020)
Allowance for loan losses, end of period	$580,931	$407,259	$25,279	$1,013,469
Ending balance, individually evaluated for impairment	$112,784	$154,270	$—	$267,054
Ending balance, collectively evaluated for impairment	$468,147	$252,989	$25,279	$746,415

Financing receivables:
Ending balance	$32,931,339	$20,301,014	$—	$53,232,353
Ending balance, evaluated at fair value (1)	$—	$843,442	$—	$843,442
Ending balance, individually evaluated for impairment (2)	$633,822	$756,385	$—	$1,390,207
Ending balance, collectively evaluated for impairment	$32,297,517	$18,701,187	$—	$50,998,704

(1)	Represents LHFS.

(2)	Consumer loans individually evaluated for impairment consists of loans in TDR status.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Year Ended December 31, 2011
	Commercial	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan losses, beginning of period	$905,786	$1,275,982	$15,682	$2,197,450
Allowance released due to SCUSA transaction	—	(1,208,474)	—	(1,208,474)
Provision for loan losses	364,048	991,910	8,129	1,364,087
Charge-offs	(545,028)	(1,069,009)	—	(1,614,037)
Recoveries	42,059	302,407	—	344,466
Charge-offs, net of recoveries	(502,969)	(766,602)	—	(1,269,571)
Allowance for loan losses, end of period	$766,865	$292,816	$23,811	$1,083,492
Ending balance, individually evaluated for impairment	$217,865	$34,691	$—	$252,556
Ending balance, collectively evaluated for impairment	$549,000	$258,125	$23,811	$830,936

Financing receivables:
Ending balance	$29,889,193	$21,770,658	$—	$51,659,851
Ending balance, evaluated at fair value (1)	$—	$352,471	$—	$352,471
Ending balance, individually evaluated for impairment (2)	$836,580	$494,431	$—	$1,331,011
Ending balance, collectively evaluated for impairment	$29,052,613	$20,923,756	$—	$49,976,369

(1)	Represents LHFS.

(2)	Consumer loans individually evaluated for impairment consists of loans in TDR status.

Non-accrual loans by Class of Financing Receivable

The recorded investments in non-accrual loans disaggregated by class of financing receivables are summarized as follows:

	December 31, 2013	December 31, 2012
	(in thousands)
Non-accrual loans:
Commercial:
Corporate banking	$193,407	$213,922
Middle market commercial real estate	147,800	190,073
Santander real estate capital	27,756	65,809
Remaining commercial	3,375	2,130
Total commercial loans	372,338	471,934
Consumer:
Home mortgages	473,566	511,382
Self-originated home equity	108,275	122,985
Indirect purchased	3,474	5,698
Remaining consumer	40,756	60,677
Total consumer loans	626,071	700,742
Total non-accrual loans	$998,409	$1,172,676

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Age Analysis of Past Due Loans

The age of recorded investments in past due loans and loans past due 90 days or more and still accruing disaggregated by class of financing receivables are summarized as follows as of December 31, 2013:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables (1)	Recorded Investment > 90 Days and Accruing
	(in thousands)
Commercial:
Corporate banking	$31,002	$10,116	$95,316	$136,434	$17,037,368	$17,173,802	$—
Middle market commercial real estate	5,980	13,897	83,859	103,736	3,874,198	3,977,934	—
Santander real estate capital	5,348	14,939	6,320	26,607	9,860,176	9,886,783	—
Remaining commercial	2,001	127	1,905	4,033	1,126,602	1,130,635	—
Consumer:
Home mortgages	186,270	86,563	379,076	651,909	9,020,171	9,672,080	—
Self-originated home equity	29,488	14,401	78,005	121,894	5,934,824	6,056,718	—
Indirect purchased	9,779	4,748	2,660	17,187	1,145,163	1,162,350	—
Credit cards	1,890	1,166	2,545	5,601	209,843	215,444	2,545
Remaining consumer	32,051	11,769	34,173	77,993	696,887	774,880	—
Total	$303,809	$157,726	$683,859	$1,145,394	$48,905,232	$50,050,626	$2,545

(1)	Financing receivables include LHFS.

Delinquencies disaggregated by class of financing receivables are summarized as follows as of December 31, 2012:

	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days (2)	Total Past Due	Current	Total Financing Receivables (1)	Recorded Investment > 90 Days and Accruing
	(in thousands)
Commercial:
Corporate banking	$42,430	$37,701	$128,517	$208,648	$18,204,273	$18,412,921	$—
Middle market commercial real estate	21,111	31,939	41,550	94,600	3,854,293	3,948,893	—
Santander real estate capital	16,925	26,618	27,048	70,591	9,474,212	9,544,803	—
Remaining commercial	1,906	266	1,464	3,636	1,021,086	1,024,722	—
Consumer:
Home mortgages	208,875	99,361	398,450	706,686	10,536,635	11,243,321	—
Self-originated home equity	34,112	15,301	82,356	131,769	6,201,657	6,333,426	—
Indirect purchased	12,495	6,040	4,317	22,852	1,450,426	1,473,278	—
Credit cards	1,785	1,245	3,052	6,082	208,460	214,542	3,052
Remaining consumer	52,863	18,382	50,634	121,879	914,568	1,036,447	—
Total	$392,502	$236,853	$737,388	$1,366,743	$51,865,610	$53,232,353	$3,052

(1)	Financing receivables include LHFS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Impaired Loans by Class of Financing Receivable

Impaired loans disaggregated by class of financing receivables, excluding purchased impaired loans, are summarized as follows:

December 31, 2013	Recorded Investment (1)	Unpaid Principal Balance	Related Specific Reserves	Average Recorded Investment
	(in thousands)
With no related allowance recorded:
Commercial:
Corporate banking	$54,637	$76,139	$—	$60,949
Middle market commercial real estate	103,670	125,933	—	103,771
Santander real estate capital	24,919	24,919	—	24,519
Remaining commercial	2,309	2,308	—	5,162
Consumer:
Home mortgages	92,143	92,143	—	98,874
Self-originated home equity	31,074	31,074	—	35,512
Indirect purchased	818	2,279	—	1,111
Remaining consumer	7,527	15,141	—	9,058
With an allowance recorded:
Commercial:
Corporate banking	154,810	169,511	60,892	180,532
Middle market commercial real estate	120,387	184,672	26,130	137,183
Santander real estate capital	18,611	18,611	3,572	44,467
Remaining commercial	—	—	—	—
Consumer:
Home mortgages	547,329	603,866	124,746	538,648
Self-originated home equity	54,900	63,975	5,479	49,626
Credit cards	2,535	2,535	677	4,231
Remaining consumer	17,483	17,482	4,300	18,037
Total:
Commercial	$479,343	$602,093	$90,594	$556,583
Consumer	753,809	828,495	135,202	755,097
Total	$1,233,152	$1,430,588	$225,796	$1,311,680

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

The Company recognized interest income of $42.0 million on approximately $656.6 million of TDRs that were returned to performing status as of December 31, 2013.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

December 31, 2012	Recorded Investment (1)	Unpaid Principal Balance	Related Specific Reserves	Average Recorded Investment
	(in thousands)
With no related allowance recorded:
Commercial:
Corporate banking	$67,261	$89,023	$—	$54,950
Middle market commercial real estate	103,872	104,486	—	116,437
Santander real estate capital	24,118	24,118	—	23,921
Remaining commercial	8,017	8,017	—	12,537
Consumer:
Home mortgages	105,604	105,604	—	52,802
Self-originated home equity	39,950	39,950	—	39,136
Indirect purchased	1,404	3,231	—	702
Remaining consumer	10,589	14,588	—	14,763
With an allowance recorded:
Commercial:
Corporate banking	206,253	226,594	59,740	204,842
Middle market commercial real estate	153,978	231,960	37,393	227,824
Santander real estate capital	70,323	79,116	15,651	93,713
Remaining commercial	—	—	—	979
Consumer:
Home mortgages	529,966	584,571	138,629	512,199
Self-originated home equity	44,352	56,691	7,532	22,176
Credit cards	5,926	5,926	3,420	2,963
Remaining consumer	18,594	26,253	4,689	9,297
Total:
Commercial	$633,822	$763,314	$112,784	$735,203
Consumer	756,385	836,814	154,270	654,038
Total	$1,390,207	$1,600,128	$267,054	$1,389,241

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

The Company recognized interest income of $22.7 million on approximately $673.3 million of TDRs that were returned to performing status as of December 31, 2012.

Commercial Lending Asset Quality Indicators

Commercial credit quality disaggregated by class of financing receivables is summarized according to standard regulatory classifications as follows:

PASS. Asset is well-protected by the current net worth and paying capacity of the obligor or guarantors, if any, or by the fair value, less costs to acquire and sell, of any underlying collateral in a timely manner.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

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

Commercial loan credit quality indicators by class of financing receivables are summarized as follows:

December 31, 2013	Corporate banking	Middle market commercial real estate	Santander real estate capital	Remaining commercial	Total
	(in thousands)
Regulatory Rating:
Pass	$16,286,733	$3,478,285	$9,535,606	$1,126,273	$30,426,897
Special Mention	362,853	112,849	164,759	374	640,835
Substandard	475,601	317,425	180,417	3,988	977,431
Doubtful	48,615	69,375	6,001	—	123,991
Total commercial loans	$17,173,802	$3,977,934	$9,886,783	$1,130,635	$32,169,154

December 31, 2012	Corporate banking	Middle market commercial real estate	Santander real estate capital	Remaining commercial	Total
	(in thousands)
Regulatory Rating:
Pass	$17,376,125	$2,876,574	$8,981,161	$1,001,611	$30,235,471
Special Mention	429,425	561,734	326,795	13,981	1,331,935
Substandard	520,677	388,673	196,711	9,130	1,115,191
Doubtful	86,694	121,912	40,136	—	248,742
Total commercial loans	$18,412,921	$3,948,893	$9,544,803	$1,024,722	$32,931,339

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Lending Asset Quality Indicators - Class of Financing Receivables

Consumer loan credit quality indicator disaggregated by class of financing receivables is summarized as follows:

December 31, 2013	Home mortgages	Self-originated home equity	Indirect purchased	Credit cards	Remaining consumer	Total(1)
	(in thousands)
Performing	$9,198,515	$5,948,443	$1,158,876	$215,444	$734,123	$17,255,401
Non-performing	473,565	108,275	3,474	—	40,757	626,071
Total consumer loans	$9,672,080	$6,056,718	$1,162,350	$215,444	$774,880	$17,881,472

(1)	Financing receivables include LHFS.

December 31, 2012	Home mortgages	Self-originated home equity	Indirect purchased	Credit cards	Remaining consumer	Total(1)
	(in thousands)
Performing	$10,731,939	$6,210,441	$1,467,580	$214,542	$975,770	$19,600,272
Non-performing	511,382	122,985	5,698	—	60,677	700,742
Total consumer loans	$11,243,321	$6,333,426	$1,473,278	$214,542	$1,036,447	$20,301,014

(1)	Financing receivables include LHFS.

Consumer Lending Asset Quality Indicators-Credit Score

Remaining consumer and credit card financing receivables by credit score are summarized as follows:

December 31, 2013
Credit Score Range (1)	Remaining Consumer Balance	Percent	Credit Cards Balance	Percent
	(dollars in thousands)
<620	$139,096	18.0%	$10,221	4.7%
620-639	34,864	4.5%	6,152	2.9%
640-659	45,228	5.8%	9,477	4.4%
660-679	52,780	6.8%	15,378	7.2%
680-699	57,474	7.4%	23,947	11.1%
700-719	57,016	7.4%	29,894	13.9%
720-739	55,008	7.1%	29,545	13.7%
740-759	39,791	5.1%	26,002	12.1%
760-779	34,289	4.4%	20,747	9.6%
780-799	27,263	3.5%	17,772	8.2%
>=800	52,354	6.8%	21,483	10.0%
N/A(1)	179,717	23.2%	4,826	2.2%
Total	$774,880	100.0%	$215,444	100.0%

(1)	Credit scores updated quarterly. Loans serviced by third parties do not receive refreshed FICO scores.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

December 31, 2012
Credit Score Range (1)	Remaining Consumer Balance	Percent	Credit Cards Balance	Percent
	(dollars in thousands)
<620	$229,017	22.1%	$13,384	6.2%
620-639	42,755	4.1%	6,803	3.2%
640-659	50,129	4.8%	10,627	5.0%
660-679	57,775	5.6%	16,995	7.9%
680-699	62,819	6.1%	25,976	12.1%
700-719	57,914	5.6%	31,638	14.7%
720-739	52,789	5.1%	30,144	14.1%
740-759	48,101	4.6%	25,632	11.9%
760-779	39,594	3.8%	19,547	9.1%
780-799	32,685	3.2%	16,327	7.6%
>=800	134,836	13.0%	16,887	7.9%
N/A(1)	228,033	22.0%	582	0.3%
Total	$1,036,447	100.0%	$214,542	100.0%

(1)	Credit scores updated quarterly. Loans serviced by third parties do not receive refreshed FICO scores.

During the fourth quarter of 2013, the Company's process for estimating the allowance for loan losses associated with the Company's home equity portfolio was expanded to include consideration of the borrower's FICO scores. The home equity financing receivables by credit score are summarized below:

December 31, 2013
Credit Score Range	Home Equity Balance	Percent
	(dollars in thousands)
<600	$336,713	5.6%
600-639	281,186	4.6%
640-679	524,937	8.7%
680-719	869,460	14.4%
720-759	1,223,179	20.2%
>=760	2,775,970	45.8%
N/A(1)	45,273	0.7%
Total	$6,056,718	100.0%

(1) Loans serviced by third parties do not receive refreshed FICO scores.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Lending Asset Quality Indicators-Combined Loan to Value Range

Home mortgage and self-originated home equity financing receivables by CLTV range are summarized as follows:

December 31, 2013	Home mortgages		Self-originated home equity
CLTV Range(1)	Balance	Percent	Balance	Percent
	(dollars in thousands)
<=80%	$7,124,926	73.7%	$4,061,541	67.0%
80.01 - 90%	665,806	6.9%	946,933	15.6%
90.01 - 100%	647,079	6.7%	357,817	5.9%
100.01 - 120%	451,833	4.7%	338,194	5.6%
120.01 - 140%	188,201	1.8%	125,099	2.1%
>140%	199,016	2.1%	108,664	1.8%
N/A	395,219	4.1%	118,470	2.0%
Total(2)	$9,672,080	100.0%	$6,056,718	100.0%

December 31, 2012	Home mortgages		Self-originated home equity
CLTV Range(1)	Balance	Percent	Balance	Percent
	(dollars in thousands)
<=80%	$7,488,720	66.6%	$3,927,163	62.0%
80.01 - 90%	904,376	8.1%	1,000,224	15.8%
90.01 - 100%	717,066	6.4%	429,240	6.8%
100.01 - 120%	575,915	5.1%	476,165	7.5%
120.01 - 140%	239,384	2.1%	197,071	3.1%
>140%	256,932	2.3%	174,055	2.8%
N/A	1,060,928	9.4%	129,508	2.0%
Total(2)	$11,243,321	100.0%	$6,333,426	100.0%

(1)
CLTV is inclusive of senior lien balances and updated as considered necessary. CLTV ranges represent the unpaid principal balance except for the "N/A" range which represents the unpaid principal balance plus deferred loan origination costs, net of deferred loan fees and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

(2)	Financing receivables includes LHFS.

For both residential and home equity loans, loss severity assumptions are incorporated in the loan loss reserve models to estimate loan balances that will ultimately charge off. These assumptions are based on recent loss experience within various CLTV bands within these portfolios. CLTVs are refreshed quarterly by applying Federal Housing Finance Agency Home Price Index changes at a state-by-state level to the last known appraised value of the property to estimate the current CLTV. The Company's allowance for loan losses incorporates the refreshed CLTV information to update the distribution of defaulted loans by CLTV as well as the associated loss given default for each CLTV band. Reappraisals on a recurring basis at the individual property level are not considered cost-effective or necessary; however, reappraisals are performed on certain higher risk accounts to support line management activities, default servicing decisions, or when other situations arise in which the Company believes the additional expense is warranted.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Troubled Debt Restructurings

The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

	December 31, 2013	December 31, 2012
	(in thousands)
Performing	$656,606	$673,269
Non-performing	347,037	418,070
Total	$1,003,643	$1,091,339

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

TDR Impact to Allowance for Loan Losses

The allowance for loan losses is established to recognize losses inherent in funded loans intended to be held for investment that are probable and can be reasonably estimated. Prior to a TDR, the Company generally measures its allowance under a loss contingency methodology in which consumer loans with similar risk characteristics are pooled and loss experience information is monitored for credit risk and deterioration with statistical tools considering factors such as delinquency, LTVs, and credit scores.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

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

The following tables detail the activity of TDRs for the years ended December 31, 2013 and 2012.

	Year Ended December 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment (1)	Post-Modification Outstanding Recorded Investment (2)
	(dollars in thousands)
Commercial:
Corporate banking	1	$7,796	$18,767
Middle market commercial real estate	16	62,151	49,877
Santander real estate capital	2	4,040	3,540
Remaining Commercial	15	18,244	17,633
Consumer:
Home mortgages(3)	302	48,926	50,036
Self-originated home equity	151	12,075	12,089
Total	487	$153,232	$151,942

	Year Ended December 31, 2012
	Number of Contracts	Pre-Modification Outstanding Recorded Investment (1)	Post-Modification Outstanding Recorded Investment (2)
	(dollars in thousands)
Commercial:
Corporate banking	19	$103,095	$110,026
Middle market commercial real estate	19	141,480	127,952
Santander real estate capital	3	12,956	12,756
Consumer:
Home mortgages (3)	1,207	195,497	192,365
Self-originated home equity	1,430	83,414	64,754
Indirect purchased	335	7,085	3,078
Remaining consumer	2,614	9,500	3,169
Total	5,627	$553,027	$514,100

(1)	Pre-modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred.

(2)	Post-modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred.

(3)	The post-modification outstanding recorded investment amounts for home mortgages exclude interest reserves.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

A TDR is considered subsequently defaulted at 90 days past due after modification.

The following table details TDRs that were modified for during the past twelve-month period and have subsequently defaulted during the year ended December 31, 2013 and 2012.

	Year Ended December 31, 2013
	Number of Contracts	Recorded Investment (1)(2)
	(dollars in thousands)
Consumer:
Home mortgages	16	$3,416
Self-originated home equity	13	1,011
Total	29	$4,427

(1)	The recorded investment represents the period-end balance at December 31, 2013.

(2)	Do not include Chapter 7 Bankruptcy TDRs.

	Year Ended December 31, 2012
	Number of Contracts	Recorded Investment (1)(2)
	(dollars in thousands)
Consumer:
Home mortgages	23	$3,430
Self-originated home equity	6	789
Remaining consumer	2	186
Total	31	$4,405

(1)	The recorded investment represents the period-end balance at December 31, 2012.

(2)	Do not include Chapter 7 Bankruptcy TDRs.

NOTE 5. PREMISES AND EQUIPMENT

A summary of premises and equipment, less accumulated depreciation, follows:

	AT DECEMBER 31,
	2013	2012
	(in thousands)
Land	$54,690	$55,921
Office buildings	206,551	196,505
Furniture, fixtures, and equipment	167,350	126,979
Leasehold improvements	345,754	321,335
Computer software	625,069	520,908
Automobiles and other	536	1,206
Total premises and equipment	1,399,950	1,222,854
Less accumulated depreciation	(584,155)	(474,085)
Total premises and equipment, net	$815,795	$748,769

Included in occupancy and equipment expense for 2013, 2012, and 2011 was depreciation expense of $154.8 million, $106.3 million, and $91.0 million, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. EQUITY METHOD INVESTMENTS, VARIABLE INTEREST ENTITIES AND SECURITIZATIONS

Equity Method Investments

Investments in unconsolidated entities as of December 31, 2013 and 2012 include the following:

	Ownership Interest	December 31, 2013	December 31, 2012
		(in thousands)
SCUSA	65%	$2,933,491	$2,668,994
Community reinvestment projects	2.0 – 99.9%	73,445	101,663
Other	various	78,514	63,812
Total		$3,085,450	$2,834,469

Income/(expense) from equity method investments for the years ended December 31, 2013, 2012 and 2011 was $426.9 million, $428.6 million and $972.8 million, respectively.

SCUSA is full-service, technology-driven consumer finance company focused on vehicle finance and unsecured consumer lending products. As of December 31, 2013, the Company owned approximately 65% of SCUSA and accounts for SCUSA as an equity method investment. As of December 31, 2013 and 2012, there were no indicators of impairment on this investment. The Company's Consolidated Statement of Operations for the year ended December 31, 2011 includes SCUSA's results of operations.

On January 22, 2014, SCUSA's registration statement for an IPO of shares of its common stock (the “SCUSA Common Stock”), was declared effective by the SEC. The Company sold 13,895,243 shares of SCUSA Common Stock at a net price of $23.04 per share, which generated net proceeds to the Company of $320.1 million. Prior to the IPO, the Company owned approximately 65% of the shares of SCUSA Common Stock, and following the IPO, the Company owns approximately 61% of the shares of SCUSA Common Stock.

On January 28, 2014, the IPO closed, and the Company entered into a shareholders agreement (the “Post-IPO Shareholders Agreement”). The Post-IPO Shareholders Agreement provides SHUSA and the other selling shareholders with certain board representation, governance and other rights with respect to their ownership interests in SCUSA. The Company and other selling shareholders also entered into a termination agreement, pursuant to which the prior shareholders agreement that was entered into on December 31, 2011 was terminated in accordance with its terms in connection with the IPO and the entry by such stockholders into the Post-IPO Shareholders Agreement.
Prior to the closing of the IPO, the Company accounted for its investment in SCUSA under the equity method. Following the closing of the IPO, the Company will consolidate the financial results of SCUSA in the Company’s financial statements beginning with its filings for the three-month period ending March 31, 2014. The Company’s consolidation of SCUSA in the Company’s financial statements will be treated as an acquisition of SCUSA by the Company for financial reporting purposes.
Community reinvestment projects are investments in partnerships that are involved in construction and development of low-income housing tax credits (“LIHTC”) and new market tax credits (“NMTC”). The Company has a significant interest in the partnerships, but does not have a controlling interest in the entities. See further discussion below.

Other investments primarily consist of small investments in capital trusts, a commercial real estate finance company and other joint ventures in which the Company has an interest in the partnerships, but does not have a controlling interest. It also includes $21.0 million and $22.9 million of investments accounted for as cost method investments for as of December 31, 2013 and 2012, respectively.

Currently, the Company considers its investment in SCUSA to be a significant equity investment. See Exhibit 99.1 for SCUSA’s standalone consolidated financial statements.

SCUSA declared and paid a total of $290.4 million in dividends in 2013, compared to $735.0 million in 2012. The Company received $188.7 million of this amount in 2013, compared to $477.5 million in 2012. There were no distributions from SCUSA as an equity method investment in 2011.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. EQUITY METHOD INVESTMENTS, VARIABLE INTEREST ENTITIES AND SECURITIZATIONS (continued)

Refer to Note 20 to the Consolidated Financial Statements for additional information regarding transactions with SCUSA.

Variable Interest Entities

The Company, in the normal course of business, engages in a variety of activities that involve VIEs which are legal entities that lack sufficient equity to finance their activities, or the equity investors of the entities as a group lack any of the characteristics of a controlling interest. The primary beneficiary of a VIE is generally the enterprise that has both the power to direct the activities most significant to the economic performance of the VIE and the obligation to absorb losses or receive benefits that could potentially be significant to the VIE. The Company evaluates its interest in certain entities to determine if these entities meet the definition of a VIE and whether the Company is the primary beneficiary and should consolidate the entity based on the variable interests it held both at inception and when there is a change in circumstances that requires a reconsideration. If the Company is determined to be the primary beneficiary of a VIE, it must account for the VIE as a consolidated subsidiary. If the Company is determined not to be the primary beneficiary of a VIE but holds a variable interest in the entity, such variable interests are accounted for under the equity method of accounting or other accounting standards as appropriate.

The Company does not have any involvement with VIEs for which it is considered the primary beneficiary. The following tables provide a summary of the community reinvestment projects' maximum exposure to losses, associated with its interests related to unconsolidated VIEs for which the Company holds an interest, but is not the primary beneficiary, in the VIE at December 31, 2013 and 2012:

	December 31, 2013			December 31, 2012
	Maximum Exposure			Maximum Exposure
	Investment in Equity(1)	Commitments	Total	Investment in Equity(1)	Commitments	Total
	(in thousands)
Low income housing partnerships	$34,374	$141	$34,515	$57,929	$—	$57,929
New market partnerships	39,071	—	39,071	43,734	154	43,888
Total	$73,445	$141	$73,586	$101,663	$154	$101,817

(1) Amount represents the carrying value of the VIE's assets and liabilities on the Company's Consolidated Financial Statements which are classified within Equity method investments on the Consolidated Balance Sheet. This amount equals the carrying amount of the VIE's assets at each respective date.

The Company makes certain equity investments in various limited partnerships which are considered VIEs that invest in and lend to affordable housing designated real estate properties which qualify for federal tax credits under the LIHTC and NMTC programs. The Company acts only in a limited partner capacity in connection with these partnerships, so the Company has determined that it is not the primary beneficiary of these partnerships because it does not have the power to direct the activities of the partnership that most significantly impact the partnership's economic performance.

On October 22, 2013, the Company agreed to acquire, through an investment in GTS El Centro Equity Holdings, LLC (“El Centro”), a significant but not controlling interest in a solar electric energy generating facility. As of December 31, 2013, the Company invested $33.7 million in El Centro and accounted for its investment as an equity method investment.

The Company's risk of loss is limited to its investment in these partnerships, which totaled $73.4 million and $101.7 million at December 31, 2013 and 2012, respectively. The Company does not provide financial or other support to the partnerships that is not contractually required.

The aggregate amount of the assets and liabilities held by the VIEs was approximately $754.7 million and $380.1 million, respectively, at December 31, 2012. Aggregate assets and aggregate liabilities are based on limited financial information available associated with certain of the partnerships. December 31, 2013 information is currently not available; however, management is not aware of any significant changes occurring in 2013.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. EQUITY METHOD INVESTMENTS, VARIABLE INTEREST ENTITIES AND SECURITIZATIONS (continued)

Asset Securitizations

As part of previously reported mergers and transactions initiated by the Company, the Company has several home equity loan securitizations ("Securitizations"). The Securitization vehicles are considered VIEs because the holders of the equity investment at risk, including the Company, do not have any obligation to absorb credit losses on the loans within the Securitization vehicles. As of December 31, 2013 and 2012, the Company had $5.5 million and $4.7 million, respectively, of receivables related to advances made by the Company on behalf of the Securitization vehicles. The Company does not hold any other assets or liabilities related to the Securitizations. The total principal amount of securitized home equity loans was $41.5 million and $48.1 million as of December 31, 2013 and 2012, respectively. As of December 31, 2013, the portion of principal 90 days past due (including foreclosures, real estate owned properties ("REO") and bankruptcies) was $15.3 million, and for year ended December 31, 2013, net credit losses were $0.3 million. As of December 31, 2012, the portion of principal 90 days past due (including foreclosures, REO, and bankruptcies) was $14.7 million, and for the year ended December 31, 2012 net credit losses were $1.1 million.

NOTE 7. GOODWILL

The Company conducts its evaluation of goodwill impairment annually, and more frequently if events or circumstances indicate that there may be impairment.

During the fourth quarter of 2013, the Company changed its annual goodwill impairment testing date from December 31 to October 1. The Company believes it is preferable to perform the annual goodwill impairment test as of this date because it provides the Company with additional time to complete the annual impairment test in advance of its year-end reporting and it more closely aligns with the timing of the Company’s strategic planning cycle. This change was applied prospectively on October 1, 2013. Retrospective application to prior periods was impracticable as the Company is unable to determine, without the use of hindsight, the assumptions that would have been used in earlier periods. This change did not result in any delay, acceleration, or avoidance of impairment.

As of October 1, 2013, the Company determined that no goodwill impairment existed. The Company expects to perform its next annual goodwill impairment test at October 1, 2014. There were no events or circumstances during the fourth quarter which would trigger an impairment.

The Company evaluates goodwill for impairment at the reporting unit level.

As more fully described in Note 22, during the first and fourth quarter of 2013, the Company reorganized its management reporting structure in order to better align management teams and resources with the business goals of the Company and to provide enhanced customer service to its clients. Consequently, segment reporting and goodwill reporting units were updated to reflect this change. In connection with the reorganization, management reallocated its goodwill to its reporting units using a relative fair value allocation approach in accordance with applicable accounting guidance. This reorganization was considered during the 2013 annual goodwill impairment test.

The fair value of the reporting units is determined by using discounted cash flow and market comparability methodologies. Goodwill, as of the acquisition date, is assigned to reporting units, which are operating segments or one level below an operating segment, in which the business being acquired is recorded. As reporting units evolve with changes in business strategy, goodwill is reallocated and no longer retains its association with a particular acquisition. All of the revenue streams and related activities of a reporting unit, whether acquired or organic, are available to support the value of the goodwill. As of December 31, 2013, the reporting units with assigned goodwill were Retail Banking, Auto Finance & Alliances, Investment Services, Real Estate & Commercial Banking, Specialty & Government Banking and GBM & Large Corporate.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7. GOODWILL (continued)

The following table presents activity in the Company's goodwill by its reporting units for the year ended December 31, 2013:

	Retail Banking	Auto Finance & Alliances	Investment Services	Real Estate & Commercial Banking	Specialty & Government Finance	GBM & Large Corporate	Total
	(in thousands)
Goodwill at December 31, 2012	$2,259,179	$—	$—	$1,172,302	$—	$—	$3,431,481
Reallocation, March 31, 2013	(364,876)	—	—	233,746	—	131,130	$—
Goodwill at March 31, 2013	1,894,303	—	—	1,406,048	—	131,130	$3,431,481
Reallocation, October 1, 2013	(198,217)	71,522	126,695	(242,894)	242,894	—	$—
Goodwill at December 31, 2013	$1,696,086	$71,522	$126,695	$1,163,154	$242,894	$131,130	$3,431,481
There was no goodwill assigned to the Non-Strategic Assets or SCUSA reporting units at December 31, 2013 or 2012.

There were no additions or impairments to goodwill in 2013 or 2012. The Company does not have any other indefinite-lived intangible assets.

NOTE 8. OTHER ASSETS

The following is a detail of items that comprise Other assets at December 31, 2013 and 2012:

	AT DECEMBER 31,
	2013	2012
	(in thousands)
OREO	$88,603	$65,962
Other repossessed assets	3,073	3,301
Prepaid expenses	141,593	239,732
Miscellaneous receivables	546,363	638,172
Derivative assets at fair value	222,491	379,128
MSRs, at fair value	141,787	92,512
Core deposit intangibles and other intangibles, net	34,614	61,949
Miscellaneous assets	30,584	34,743
Total other assets	$1,209,108	$1,515,499

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. OTHER ASSETS (continued)

Mortgage Servicing Rights

Residential real estate

At December 31, 2013, 2012 and 2011, the Company serviced residential real estate loans for others totaling $14.5 billion, $13.6 billion, and $13.7 billion, respectively, which gave rise to an MSR asset. The Company elected on January 1, 2012 to account for residential MSRs using the fair value option, and accordingly eliminated the valuation allowance at that time. Subsequent changes in fair value are recorded through the Consolidated Statement of Operations. The fair value of the MSRs at December 31, 2013 and 2012 was $141.8 million and $92.5 million, respectively. See further discussion on the valuation of the MSRs in Note 17. As deemed appropriate, the Company economically hedges MSRs using interest rate swaps and forward contracts to purchase MBS. See further discussion on these derivative activities in Note 13.

For the years ended December 31, 2013 and 2012, the Company recorded net changes in the fair value of MSRs totaling $36.5 million and $(5.7) million, respectively. The MSR asset fair value increase during 2013 was the result of a decrease in anticipated loan prepayment rates ("CPRs") and a reduction in mortgage refinancing due to interest rate increases. For the year ended December 31, 2011, the Company recorded an impairment of $42.5 million on the MSRs, resulting primarily from changes in CPRs which were due to changes in residential mortgage rates at the time.

The following table presents a summary of activity for the Company’s residential MSRs:

	Year Ended December 31,
	2013	2012	2011
	(in thousands)
Gross carrying value at beginning of period	$92,512	$161,291	$173,549
Write-off of reserves	—	(70,040)	—
Mortgage servicing assets recognized	35,805	43,543	27,230
Principal reductions	(23,009)	(36,568)	—
Change in fair value due to valuation assumptions	36,479	(5,714)	—
Amortization and permanent impairment	—	—	(39,488)
Gross carrying value at end of period	141,787	92,512	161,291
Valuation allowance	—	—	(70,040)
Carrying value at end of period	$141,787	$92,512	$91,251

Multi-family

Historically, the Company originated and sold multi-family loans in the secondary market to FNMA while retaining servicing. The Company has not sold multi-family loans to FNMA since 2009. At December 31, 2013, 2012 and 2011, the Company serviced $4.3 billion, $7.5 billion, and $9.3 billion of loans for FNMA, respectively. The servicing asset related to these portfolios was fully amortized during 2012. The Company recorded servicing asset amortization related to multi-family loans sold to FNMA of $0.5 million and $4.3 million for the years ended December 31, 2012 and 2011, respectively. The Company recorded multi-family servicing recoveries of $0.1 million and $4.8 million for the years ended December 31, 2012 and 2011, respectively. In July 2013, the Company repurchased from FNMA $660.1 million of performing multi-family loans that had been previously sold with servicing retained. See further discussion on the recourse reserve in Note 18.

Fee income and gain/loss on sale of mortgage loans

Included in mortgage banking revenue on the Consolidated Statement of Operations were mortgage servicing fee income of $45.4 million, $51.3 million, and $51.2 million and gains on the sale of mortgage loans of $54.4 million, $48.3 million, and $21.0 million for the years ended December 31, 2013, 2012 and 2011, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. DEPOSITS

Deposits are summarized as follows:

	AT DECEMBER 31,
	2013		2012
	Balance	Percent of total deposits	Balance	Percent of total deposits
	(in thousands)
Interest-bearing demand deposits	$10,423,610	21.1%	$9,358,233	18.4%
Non-interest-bearing demand deposits	8,022,529	16.2%	8,224,005	16.2%
Savings	3,885,724	7.8%	3,800,469	7.5%
Money market	19,050,473	38.5%	16,738,442	33.0%
Certificates of deposit	8,139,070	16.4%	12,668,889	24.9%
Total Deposits (1)	$49,521,406	100.0%	$50,790,038	100.0%

(1)	Includes foreign deposits of $516.1 million and $523.2 million at December 31, 2013 and 2012, respectively.

Interest expense on deposits is summarized as follows:

	YEAR ENDED DECEMBER 31,
	2013	2012	2011
	(in thousands)
Interest-bearing demand deposits	$15,281	$14,699	$19,217
Savings	5,377	5,778	4,503
Money market	78,198	83,603	99,184
Certificates of deposit	112,664	133,939	125,807
Total Deposits	$211,520	$238,019	$248,711

The following table sets forth the maturity of the Company’s CDs of $100,000 or more at December 31, 2013 as scheduled to mature contractually:

(in thousands)
Three months or less	$643,448
Over three through six months	611,655
Over six through twelve months	719,745
Over twelve months	812,784
Total	$2,787,632

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. DEPOSITS (continued)

The following table sets forth the maturity of all of the Company’s CDs at December 31, 2013 as scheduled to mature contractually:

(in thousands)
2014	$6,148,217
2015	572,893
2016	1,281,456
2017	82,897
2018	50,343
Thereafter	3,264
Total	$8,139,070

Deposits collateralized by investment securities, loans, and other financial instruments totaled $2.6 billion and $2.0 billion at December 31, 2013 and 2012, respectively.

Demand deposit overdrafts that have been reclassified as loan balances were $66.5 million and $38.2 million at December 31, 2013 and 2012, respectively.

NOTE 10. BORROWINGS AND OTHER DEBT OBLIGATIONS

Total borrowings and other debt obligations at December 31, 2013 were $12.4 billion, compared to $19.3 billion at December 31, 2012. The Company's debt agreements impose certain limitations on dividends and other payments and transactions. The Company is currently in compliance with these limitations.

Periodically, as part of the Company's wholesale funding management, the Company opportunistically repurchases outstanding borrowings in the open market. In 2013, the Company repurchased $481.3 million of outstanding borrowings in the open market, compared to $523.6 million in 2012.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. BORROWINGS AND OTHER DEBT OBLIGATIONS (continued)

The following table presents information regarding the Bank's borrowings and other debt obligations at the dates indicated:

	December 31, 2013		December 31, 2012
	Balance	Effective Rate	Balance	Effective Rate
	(in thousands)
Bank borrowings and other debt obligations:
Overnight federal funds purchased(1)	$—	—%	$340,000	0.17%
Securities sold under repurchase agreements(1)(2)	—	—	2,107,986	0.48
5.125% subordinated debentures, due March 2013(3)	—	—	254,647	5.14
8.750% subordinated debentures, due May 2018(3)	497,427	8.91	496,971	8.80
FHLB advances, maturing through August 2018(4)	8,952,012	3.36	13,189,396	2.55
Subordinated term loan, due February 2019(5)	150,273	6.06	156,350	6.39
REIT preferred, due May 2020(6)	151,918	13.83	150,434	13.95
Subordinated term loan, due August 2022(7)	35,491	7.78	—	—
Total Bank borrowings and other debt obligations	$9,787,121	3.87%	$16,695,784	2.59%

(1)	Overnight federal funds and securities sold under repurchase agreements are short-term in nature and due within one year.

(2)
Included in borrowings and other debt obligations are sales of securities under repurchase agreements. Repurchase agreements are treated as financings with the obligations to repurchase securities sold reflected as a liability on the balance sheet. The dollar amount of securities underlying the agreements remains recorded as an asset, although the securities underlying the agreements are delivered to the brokers who arranged the transactions. In certain instances, the broker may have sold, loaned, or disposed of the securities to other parties in the normal course of their operations, and have agreed to deliver to the Bank substantially similar securities at the maturity of the agreements. The broker/dealers who participate with the Bank in these agreements are primarily broker/dealers reporting to the FRB of New York.

(3)
The Bank has issued various subordinated notes. These debentures are non-callable fixed-rate notes that are due between March 2013 and May 2018. These notes are not subject to redemption prior to their maturity dates except in the case of the insolvency or liquidation of the Bank.

(4)
In January 2013, the Bank terminated $40.0 million of FHLB callable advances, and incurred costs of $0.2 million through loss on debt extinguishment. During the third quarter of 2013, the Bank terminated $2.0 billion of FHLB callable advances. No costs were incurred as a result of this termination. In January 2012, the Bank terminated $500.0 million of FHLB callable advances. As a consequence, the Bank incurred costs of $5.2 million through loss on debt extinguishment. During the fourth quarter of 2012, the Bank terminated $290.0 million of FHLB callable advances. As a consequence, the Company incurred costs of $36.2 million through loss on debt extinguishment. FHLB advances include the offsetting effect of the value of terminated fair value hedges.

(5)
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

(6)
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

(7)
In August 2013, a subsidiary of the Bank entered into a financing agreement with third party lenders for a $36.0 million 9-year term loan due August 15, 2022. The total fees and costs incurred related to the term loan were $3.3 million, which are being deferred and capitalized.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. BORROWINGS AND OTHER DEBT OBLIGATIONS (continued)

The following table presents information regarding SHUSA's borrowings and other debt obligations at the dates indicated:

	December 31, 2013		December 31, 2012
	Balance	Effective Rate	Balance	Effective Rate
	(in thousands)
SHUSA borrowings and other debt obligations:
3.00% senior notes, due September 2015(1)	$598,965	3.28%	$597,575	3.28%
4.625% senior notes, due April 2016(2)	474,306	4.85	474,430	4.85
3.45% senior notes, due August 2018(3)	499,148	3.62	—	—
Subordinated notes, due March 2020(4)	756,829	5.96	754,895	5.96
Junior subordinated debentures – Capital Trust IV, due March 2034(5)	611	12.84	476,603	12.84
Common securities - Capital Trust IV	24,742	4.38	24,742	4.38
Junior subordinated debentures – Capital Trust VI, due June 2036(5)(6)	70,262	7.91	75,537	7.91
Common securities - Capital Trust VI	10,000	7.91	10,000	7.91
Junior subordinated debentures – Capital Trust IX, due July 2036(5)	150,000	2.04	150,000	2.09
Common securities - Capital Trust IX	4,640	2.04	4,640	2.09
Total holding company borrowings and other debt obligations	$2,589,503	4.50%	$2,568,422	6.23%

(1)	On September 24, 2012, SHUSA issued $600.0 million of 3.00% senior notes which mature on September 24, 2015. Deferred issuance costs totaled $3.0 million.
(2) During April 2011, the Company issued $500.0 million in 5-year fixed-rate senior unsecured notes at a rate of 4.625%, which mature on April 19, 2016.

(3)
In August 2013, SHUSA issued debt securities in the amount of $500.0 million, due August 2018. The total fees and costs incurred related to this issuance were $3.1 million, which are being deferred and capitalized.

(4) In March 2010, the Company issued a $750 million subordinated note to Santander, which matures in March 2020. This subordinated note bears interest at 5.75% until March 2015 and then bears interest at 6.25% until maturity. These notes were subsequently converted to common stock in February 2014. See further discussion in Note 11 to the Consolidated Financial Statements.

(5)
The total balance of junior subordinated debentures due to Capital Trust entities at December 31, 2013 was $260.3 million. Included in this balance is the remaining amount outstanding of Trust Preferred Income Equity Redeemable Securities ("Trust PIERS"). In December 2013, SHUSA executed a cash tender of its Sovereign Capital Trust IV 4.375% Trust PIERS in the aggregate liquidation amount of $475.8 million. The Company incurred a loss of $6.1 million on this transaction.

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

The following table sets forth the maturities of the Company’s consolidated borrowings and debt obligations (including the impact of expected cash flows on interest rate swaps) at December 31, 2013:

(in thousands)
2014	$3,205,349
2015	3,449,829
2016	1,972,133
2017	499,276
2018	1,895,271
Thereafter	1,354,766
Total	$12,376,624

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. STOCKHOLDER'S EQUITY

On May 15, 2006, the Company issued 8,000 shares of Series C non-cumulative perpetual Preferred stock. The perpetual Preferred stock ranks senior to the common stock. The perpetual preferred stockholders are entitled to receive dividends when and if declared by the Board of Directors at the rate of 7.30% per annum, payable quarterly, before the Board may declare or pay any dividend on the Company's common stock. The dividends on the perpetual Preferred stock are non-cumulative. The Series C Preferred stock is redeemable at par.

The Company’s debt agreements impose certain limitations on dividends, other payments and transactions. The Company is currently in compliance with these limitations.

In February 2014, the Company issued 10 million shares of common stock to Santander in exchange for cash in the amount of $1.75 billion and the cancellation by Santander of indebtedness between the Company and Santander in the principal amount $750 million. Following the issuance, the Company has 530,307,043 shares of common stock outstanding.

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)

The following table presents the components of accumulated other comprehensive income/(loss), net of related tax, for the years ended 2013, 2012 and 2011.

	Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income/(Loss)
	For the Year Ended December 31, 2013			December 31, 2012		December 31, 2013
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$2,041	$(655)	$1,386
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments (1)	65,145	(26,780)	38,365
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	67,186	(27,435)	39,751	$(79,174)	$39,751	$(39,423)

Change in unrealized gains/(losses) on investment securities available-for-sale	(584,681)	230,787	(353,894)
Reclassification adjustment for net losses included in net income on non-OTTI securities (2)	(73,084)	28,848	(44,236)
Reclassification adjustment for net gains included in net income on OTTI securities(3)	63,630	(25,116)	38,514
Total reclassification adjustment for net (losses)/gains included in net income	(9,454)	3,732	(5,722)
Net unrealized (losses)/gains on investment securities available-for-sale	(594,135)	234,519	(359,616)	160,224	(359,616)	(199,392)

Pension and post-retirement actuarial gain/(loss)(4)	18,566	(7,403)	11,163	(26,716)	11,163	(15,553)

As of December 31, 2013	$(508,383)	$199,681	$(308,702)	$54,334	$(308,702)	$(254,368)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income/(Loss)
	For the Year Ended December 31, 2012			December 31, 2011		December 31, 2012
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$(40,085)	$15,955	$(24,130)
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments(1)	87,965	(35,013)	52,952
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	47,880	(19,058)	28,822	$(107,996)	$28,822	$(79,174)

Change in unrealized gains/(losses) on investment securities available-for-sale	217,556	(82,413)	135,143
Reclassification adjustment for net losses included in net income on non-OTTI securities(2)	(100,891)	38,219	(62,672)
Net unrealized gains/(losses) on investment securities available-for-sale	116,665	(44,194)	72,471	87,753	72,471	160,224

Pension and post-retirement actuarial gain/(loss)(4)	(396)	155	(241)	(26,475)	(241)	(26,716)

As of December 31, 2012	$164,149	$(63,097)	$101,052	$(46,718)	$101,052	$54,334

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income			Total Accumulated Other Comprehensive Income/(Loss)
	For the Year Ended December 31, 2011			December 31, 2010		December 31, 2011
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$(66,196)	$25,514	$(40,682)
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments(1)	61,311	(23,373)	37,938
SCUSA Transaction	31,703	(12,015)	19,688
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	26,818	(9,874)	16,944	$(124,940)	$16,944	$(107,996)

Change in unrealized gains/(losses) on investment securities available-for-sale	231,531	(88,091)	143,440
Reclassification adjustment for net losses included in net income on non-OTTI securities(2)	74,597	(29,317)	45,280
SCUSA Transaction	(13,212)	5,020	(8,192)
Net unrealized gains/(losses) on investment securities available-for-sale	292,916	(112,388)	180,528	(92,775)	180,528	87,753

Pension and post-retirement actuarial gain/(loss)(4)	(16,473)	6,473	(10,000)	(16,475)	(10,000)	(26,475)

Total, December 31, 2011	$303,261	$(115,789)	$187,472	$(234,190)	$187,472	$(46,718)

(1) Net losses reclassified into Interest on borrowings and other debt obligations in the Consolidated Statement of Operations for settlements of interest rate swap contracts designated as cash flow hedges.
(2) Net gains reclassified into Net gain on sale of investment security sales in the Consolidated Statement of Operations for the sale of available-for-sale securities.
(3) Unrealized losses previously recognized in accumulated other comprehensive income on securities for which OTTI was recognized during the period. See further discussion in Note 3 to the Consolidated Financial Statements.
(4) Included in the computation of net periodic pension costs.

NOTE 13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

General

The Company uses derivative financial instruments primarily to help manage exposure to interest rate, foreign exchange, equity and credit risk, as well as to reduce the effects that changes in interest rates may have on net income, the fair value of assets and liabilities, and cash flows. The Company also enters into derivatives with customers to facilitate their risk management activities. The Company uses derivative financial instruments as risk management tools and not for speculative trading purposes. The fair value of all derivative balances is recorded within Other assets and Other liabilities on the Consolidated Balance Sheet. See Note 17 for discussion of the valuation methodology for derivative instruments.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (continued)

In the third quarter of 2013, in accordance with ASU 2013-10, the Company adopted the OIS rate, which is used for determining the fair value of certain hedge and derivative contracts, including all collateralized interest rate swaps, caps, and floors. The OIS rate will continue to be used for new derivative contracts in these portfolios. The impact of this change was not material to the Company's financial position or results of operations.

Through the Company’s capital markets and mortgage banking activities, it is subject to price risk. The Company employs various tools to measure and manage price risk in its portfolios. In addition, the Board of Directors has established certain limits relative to positions and activities. The level of price risk exposure at any given time depends on the market environment and expectations of future price and market movements and will vary from period to period.

See additional discussion regarding the derivative accounting policy in Note 1.

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their International Swaps and Derivatives Association, Inc. ("ISDA") master agreements if the Company's ratings fall below investment grade. As of December 31, 2013, derivatives in this category had a fair value of $33.7 million. The credit ratings of the Bank and SHUSA are currently considered investment grade. The Bank estimates a further 1- or 2-notch downgrade by either S&P or Moody's would require the Bank to post up to an additional $4.3 million or $4.5 million, respectively, to comply with existing derivative agreements.

As of December 31, 2013 and 2012, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) that were in a net liability position totaled $198.8 million and $395.3 million. The Company had $203.9 million and $454.8 million in cash and securities collateral posted to cover those positions as of December 31, 2013 and 2012, respectively.

Fair Value Hedges

The Company enters into cross-currency swaps to hedge its foreign currency exchange risk on certain Euro-denominated investments. These derivatives are designated as fair value hedges at inception. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. The earnings impact of the ineffective portion of these hedges was not material for the years ended December 31, 2013 or December 31, 2012. The last of the hedges is scheduled to expire in February 2016.

The Company has historically entered into pay-variable, receive-fixed interest rate swaps to hedge changes in fair values of certain debt obligations. At December 31, 2013, the Company had $13.0 million of deferred net after-tax losses on terminated derivative instruments that were hedging fair value changes. These losses will continue to be deferred in Borrowings and will be reclassified into interest expense over the remaining lives of the hedged assets and liabilities. During 2013, $3.3 million of the losses were recognized in the Consolidated Statements of Operations.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (continued)

The last of the hedges is scheduled to expire in December 2030. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. The earnings impact of the ineffective portion of these hedges was not material for the years ended December 31, 2013, 2012, or 2011. As of December 31, 2013, the Company expects approximately $18.9 million of gross losses recorded in Accumulated other comprehensive income to be reclassified to earnings during the next twelve months as the future cash flows occur.

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Shown below is a summary of the derivatives designated as accounting hedges at December 31, 2013 and 2012:

	Notional Amount	Asset	Liability	Weighted Average Receive Rate	Weighted Average Pay Rate	Weighted Average Life (Years)
	(in thousands)
December 31, 2013
Fair value hedges:
Cross-currency swaps	$19,995	$1,073	$1,924	4.76%	4.75%	2.11
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	2,700,312	4,803	58,381	0.24%	2.46%	1.89
Total	$2,720,307	$5,876	$60,305	0.27%	2.47%	1.90

December 31, 2012
Fair Value hedges:
Cross-currency swaps	$79,765	$10,452	$11,458	3.42%	3.41%	3.7
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	3,649,088	524	120,844	0.34%	2.34%	2.0
Total	$3,728,853	$10,976	$132,302	0.40%	2.36%	2.1

See Note 12 for detail of the amounts included in accumulated other comprehensive income related to derivative activity.

Other Derivative Activities

The Company also enters into derivatives that are not designated as accounting hedges under GAAP. The majority of these derivatives are customer-related derivatives relating to foreign exchange and lending arrangements. In addition, derivatives are used to manage risks related to residential and commercial mortgage banking and investing activities. Although these derivatives are used to hedge risk and are considered economic hedges, they are not designated as accounting hedges because the contracts they are hedging are typically also carried at fair value on the balance sheet, resulting in generally symmetrical accounting treatment for both the hedging instrument and the hedged item.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (continued)

The Company typically retains the servicing rights related to residential mortgage loans that are sold. Residential MSRs are accounted for at fair value. As deemed appropriate, the Company economically hedges MSRs using interest rate swaps and forward contracts to purchase MBS.

Customer-related derivatives

The Company offers derivatives to its customers in connection with their risk management needs. These financial derivative transactions primarily consist of interest rate swaps, caps, floors and foreign exchange contracts. Risk exposure from customer positions is managed through transactions with other dealers, including Santander.

Other derivative activities

The Company uses foreign exchange contracts to manage the foreign exchange risk associated with certain foreign currency-denominated assets and liabilities. Foreign exchange contracts, which include spot and forward contracts as well as cross-currency swaps, represent agreements to exchange the currency of one country for the currency of another country at an agreed-upon price on an agreed-upon settlement date. Exposure to gains and losses on these contracts will increase or decrease over their respective lives as currency exchange and interest rates fluctuate.

Other derivative instruments primarily include forward contracts related to certain investment securities sales, an overnight indexed swap, a total return swap on Visa, Inc. Class B common shares, and equity options, which manage our market risk associated with certain investments and customer deposit products.

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Summary information regarding other derivative activities at December 31, 2013 and 2012 follows:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012	December 31, 2013	December 31, 2012
	(in thousands)
Mortgage banking derivatives:
Forward commitments to sell loans	$169,608	$1,392,892	$2,101	$—	$—	$3,364
Interest rate lock commitments	75,787	852,245	547	15,402	—	—
Mortgage servicing rights	245,000	270,000	6,155	204	488	1,023
Total mortgage banking risk management	490,395	2,515,137	8,803	15,606	488	4,387

Customer related derivatives:
Swaps receive fixed	$5,665,350	$5,405,619	$166,871	$361,858	$28,561	$128
Swaps pay fixed	5,661,555	5,464,567	54,693	616	166,473	353,830
Other	1,385,904	999,008	4,247	4,460	3,635	3,942
Total customer related derivatives	12,712,809	11,869,194	225,811	366,934	198,669	357,900

Other derivative activities:
Foreign exchange contracts	1,253,395	951,784	11,631	9,998	9,745	7,638
Other	291,437	303,621	4,764	5,227	4,496	5,640
Total	$14,748,036	$15,639,736	$251,009	$397,765	$213,398	$375,565

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (continued)

Gains (Losses) on All Derivatives

The following Consolidated Statement of Operations line items were impacted by the Company’s derivative activities for the years ended December 31, 2013, 2012 and 2011, respectively:

Twelve-Month Period Ended
Derivative Activity	December 31, 2013	December 31, 2012	December 31, 2011
Fair value hedges:
Cross-currency swaps	Increase to capital markets revenue of $1.7 million.	Increase in net interest income of $0.1 million and a decrease to capital markets revenue of $0.1 million	Increase in net interest income of $29 thousand
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Decrease in net interest income of $65.9 million.	Decrease in net interest income of $81.0 million	Decrease in net interest income of $137.7 million
Other derivative activities:
Forward commitments to sell loans	Increase in mortgage banking revenues of $5.5 million.	Increase in mortgage banking revenues of $5.2 million	Decrease in mortgage banking revenues of $12.1 million
Interest rate lock commitments	Decrease in mortgage banking revenues of $14.9 million.	Increase in mortgage banking revenues of $8.1 million	Increase in mortgage banking revenues of $6.6 million
Mortgage servicing rights	Increase in mortgage banking revenues of $6.5 million.	Decrease in mortgage banking revenues of $0.8 million	No income effect.
Customer related derivatives	Increase in capital markets revenue of $17.2 million.	Increase in capital markets revenue of $17.3 million	Decrease in capital markets revenue of $21.3 million
Foreign exchange	Decrease in capital markets revenue of $1.0 million	Increase in capital markets revenue of $2.6 million	Decrease in capital markets revenue of $7.3 million
Other	Increase to net interest income of $3.1 million and increase of $0.7 million to capital markets revenue.	Increase in other non-interest income of $0.5 million. Decrease to net interest income and increase to capital markets revenue of $11.3 million and $1.2 million, respectively.	Decreases to other non-interest income, net interest income, and capital markets revenue of $1.4 million, $38.7 million, and $0.7 million, respectively.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (continued)

Information about financial assets and liabilities that are eligible for offset on the Consolidated Balance Sheet as of December 31, 2013 and December 31, 2012, respectively, is presented in the following tables:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
December 31, 2013
Fair value hedges	$1,073	$—	$1,073	$—	$—	$1,073
Cash flow hedges	4,803	—	4,803	—	—	4,803
Other derivative activities(1)	249,619	34,394	215,225	3,992	47,706	163,527
Total derivatives subject to a master netting arrangement or similar arrangement	255,495	34,394	221,101	3,992	47,706	169,403
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	1,390	—	1,390	—	—	1,390
Total Derivatives Assets	$256,885	$34,394	$222,491	$3,992	$47,706	$170,793

Total Financial Assets	$256,885	$34,394	$222,491	$3,992	$47,706	$170,793

December 31, 2012
Fair value hedges	$10,452	$10,452	$—	$—	$—	$—
Cash flow hedges	524	—	524	—	—	524
Other derivative activities(1)	382,363	19,161	363,202	14,364	1,410	347,428
Total derivatives subject to a master netting arrangement or similar arrangement	393,339	29,613	363,726	14,364	1,410	347,952
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	15,402	—	15,402	—	—	15,402
Total Derivatives Assets	$408,741	$29,613	$379,128	$14,364	$1,410	$363,354

Reverse repurchase, securities borrowing, and similar arrangement	—	—	—	—	—	—
Total Financial Assets	$408,741	$29,613	$379,128	$14,364	$1,410	$363,354

(1)	Includes customer-related and other derivatives

(2)	Includes mortgage banking derivatives

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (continued)

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
December 31, 2013
Fair value hedges	$1,924	$—	$1,924	$—	$1,311	$613
Cash flow hedges	58,381	—	58,381	34,881	40,817	(17,317)
Other derivative activities(1)	213,400	34,394	179,006	102,402	37,538	39,066
Total derivatives subject to a master netting arrangement or similar arrangement	273,705	34,394	239,311	137,283	79,666	22,362
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	—	—	—	—	—	—
Total Derivatives Liabilities	$273,705	$34,394	$239,311	$137,283	$79,666	$22,362

Total Financial Liabilities	$273,705	$34,394	$239,311	$137,283	$79,666	$22,362

December 31, 2012
Fair value hedges	$11,458	$10,452	$1,006	$43	$901	$62
Cash flow hedges	120,844	6	120,838	11,320	110,327	(809)
Other derivative activities(1)	372,201	19,155	353,046	35,473	296,700	20,873
Total derivatives subject to a master netting arrangement or similar arrangement	504,503	29,613	474,890	46,836	407,928	20,126
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	3,364	—	3,364	—	—	3,364
Total Derivatives Liabilities	$507,867	$29,613	$478,254	$46,836	$407,928	$23,490

Reverse repurchase, securities borrowing, and similar arrangement	2,107,986	—	2,107,986	2,650,823	60,259	(603,096)
Total Financial Liabilities	$2,615,853	$29,613	$2,586,240	$2,697,659	$468,187	$(579,606)

(1)	Includes customer-related and other derivatives

(2)	Includes mortgage banking derivatives

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. INCOME TAXES

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

Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. The Company reviews its tax balances quarterly and, as new information becomes available, the balances are adjusted, as appropriate.

Income Taxes from Continuing Operations

The provision/(benefit) for income taxes in the Consolidated Statement of Operations is comprised of the following components:

	YEAR ENDED DECEMBER 31,
	2013	2012	2011
	(in thousands)
Current:
Foreign	$208	$107	$80
Federal	(79,281)	12,806	269,797
State	5,099	12,145	141,056
Total current	(73,974)	25,058	410,933

Deferred:
Federal	189,274	(125,681)	453,456
State	45,000	(5,825)	43,890
Total deferred	234,274	(131,506)	497,346
Total income tax provision/(benefit)	$160,300	$(106,448)	$908,279

Reconciliation of Statutory and Effective Tax Rate

The following is a reconciliation of the U.S. federal statutory rate of 35.0% to the Company’s effective tax rate for each of the years indicated:

	YEAR ENDED DECEMBER 31,
	2013	2012	2011
Federal income tax at statutory rate	35.0%	35.0%	35.0%
Increase/(decrease) in taxes resulting from:
Valuation allowance	(0.1)%	(2.5)%	0.3%
Tax-exempt income	(4.1)%	(5.3)%	(1.0)%
Bank owned life insurance	(2.5)%	(4.5)%	(0.9)%
State income taxes, net of federal tax benefit	4.8%	3.5%	5.2%
Investment tax credits(1)	(2.1)%	(19.8)%	—%
Low income housing credits	(2.6)%	(5.7)%	(1.4)%
Accelerated discount accretion	—%	—%	4.5%
Dividend from SCUSA	(7.1)%	(31.2)%	—%
Other	(1.0)%	7.1%	0.3%
Effective tax rate	20.3%	(23.4)%	42.0%

(1) Investment tax credits in 2013 were the result of the Company's investment in a VIE. Investment tax credits in 2012 were the result of the Company's investment in direct financing lease transactions.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. INCOME TAXES (continued)

Deferred Tax Assets and Liabilities

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below:

	AT DECEMBER 31,
	2013	2012
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$328,184	$380,503
Unrealized loss on available-for-sale securities	129,170	—
Unrealized loss on derivatives	22,085	46,333
Net operating loss carry forwards	588,223	454,265
Non-solicitation payments	14,837	24,024
Employee benefits	70,345	66,380
General business credit carry forwards	260,996	243,373
Foreign tax credit carry forwards	60,688	60,688
Broker commissions paid on originated mortgage loans	25,766	26,882
Minimum tax credit carry forward	150,482	192,387
IRC Section 382 recognized built in losses	25,818	31,578
Recourse reserves	49,160	67,704
Deferred interest expense	82,453	207,189
Other	68,501	43,424
Total gross deferred tax assets	1,876,708	1,844,730
Valuation allowance	(94,601)	(95,201)
Total deferred tax assets	1,782,107	1,749,529

Deferred tax liabilities:
Purchase accounting adjustments	8,976	15,911
Deferred income	12,539	12,339
Originated mortgage servicing rights	45,228	24,505
Unrealized gain on available-for-sale portfolio	—	105,349
SCUSA Transaction deferred gain	471,762	368,716
Leasing transactions	207,384	156,343
Depreciation and amortization	285,158	258,697
Other	3,102	27,246
Total gross deferred tax liabilities	1,034,149	969,106

Net deferred tax asset	$747,958	$780,423

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

Items considered in this evaluation include historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, the length of statutory carry-forward periods, experience with operating loss and tax credit carryforwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. The Company's evaluation is based on current tax laws, as well as its expectations of future performance. As of December 31, 2013, the Company maintains a valuation allowance of $94.6 million related to deferred tax assets subject to carryforward periods for which the Company has determined it is more likely than not that these deferred tax assets will remain unused after the carry-forward periods have expired.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. INCOME TAXES (continued)

The deferred tax asset realization analysis is updated at each year-end using the most recent forecasts. An assessment is made quarterly as to whether the forecasts and assumptions used in the deferred tax asset realization analysis should be revised in light of any changes that have occurred or are expected to occur that would significantly impact the forecasts or modeling assumptions. At December 31, 2013, the Company has recorded a deferred tax asset of $531.9 million related to federal net operating loss carryforwards, which may be offset against future taxable income. If not utilized in future years, these will expire in varying amounts through 2033. The Company has recorded a deferred tax asset of $56.3 million related to state net operating loss carryforwards, which may be used against future taxable income. If not utilized in future years, these will expire in varying amounts through 2033. The Company also has recorded a deferred tax asset of $261.0 million related to tax credit carryforwards and a deferred tax asset of $60.7 million related to foreign tax credit carryforwards, which may be offset against future taxable income. If not utilized in future years, these will expire in varying amounts through 2033 and 2017, respectively. The Company has concluded that it is more likely than not that $8.9 million of the deferred tax asset related to the state net operating loss carryforwards, $12.5 million of the deferred tax asset related to tax credit carryforwards and the entire deferred tax asset related to the foreign tax credit carryforwards will not be realized. The Company has not recognized a deferred tax liability of $46.4 million related to earnings that are considered permanently reinvested in a consolidated foreign entity.

Retained earnings at December 31, 2013 included $112.1 million in bad debt reserves for which no deferred taxes have been provided, due to the indefinite nature of the recapture provisions.

Changes in Liability for Unrecognized Tax Benefits

At December 31, 2013, the Company had net unrecognized tax benefit reserves related to uncertain tax positions of $137.4 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Federal State and Local Tax	Accrued Interest and Penalties	Unrecognized Income Tax Benefits
	(in thousands)
Gross unrecognized tax benefits at January 1, 2011	$110,363	$26,588	$136,951
SCUSA Transaction	—	(5,998)	(5,998)
Additions based on tax positions related to 2011	12,275	—	12,275
Additions for tax positions of prior years	2,079	2,099	4,178
Reductions for tax positions of prior years	—	(842)	(842)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(3,343)	(441)	(3,784)
Settlements	(13,691)	(1,861)	(15,552)
Gross unrecognized tax benefits at December 31, 2011	107,683	19,545	127,228
Additions based on tax positions related to 2012	2,536	—	2,536
Additions for tax positions of prior years	21,000	5,280	26,280
Reductions for tax positions of prior years	(356)	—	(356)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(750)	(205)	(955)
Settlements	(4,648)	(1,597)	(6,245)
Gross unrecognized tax benefits at December 31, 2012	125,465	23,023	148,488
Additions based on tax positions related to the current year	2,339	—	2,339
Additions for tax positions of prior years	—	936	936
Gross unrecognized tax benefits at December 31, 2013	$127,804	$23,959	151,763
Less: Federal, state and local income tax benefits			(14,324)
Net unrecognized tax benefits that if recognized would impact the effective tax rate at December 31, 2013			$137,439

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. INCOME TAXES (continued)

Tax positions will initially be recognized in the financial statements when it is more likely than not the position will be sustained upon examination by the tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority assuming full knowledge of the position and all relevant facts. The Company is subject to the income tax laws of the U.S., its states and municipalities and certain foreign countries. These tax laws are complex and are potentially subject to different interpretations by the taxpayer and relevant governmental taxing authorities. In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of these inherently complex tax laws. The Company recognizes penalties and interest accrued related to unrecognized tax benefits within Income tax provision on the Consolidated Statement of Operations.

The Company has a lawsuit pending against the United States in Federal District Court in Massachusetts relating to the proper tax consequences of two financing transactions with an international bank through which the Company borrowed $1.2 billion. As a result of the two financing transactions, the Company paid foreign taxes of $264.0 million during the years 2003 through 2007 and claimed a corresponding foreign tax credit for foreign taxes paid during those years, which the IRS disallowed. The IRS also disallowed the Company's deductions for interest expense and transaction costs, totaling $74.6 million in tax liability, and assessed penalties and interest totaling approximately $92.5 million. The Company has paid the taxes, penalties and interest associated with the IRS adjustments for all tax years, and the lawsuit will determine whether the Bank is entitled to a refund of the amounts paid. The Company has recorded a receivable in Other assets for the amount of these payments, less a tax reserve of $96.9 million as of December 31, 2013.

On October 17, 2013, the Court issued a written opinion in favor of the Company relating to a motion for partial summary judgment on a significant issue in the case. The Company subsequently filed a motion for summary judgment requesting the Court to conclude the case in its entirety and enter a final judgment awarding the Company a refund of all amounts paid. In response, the IRS filed a motion opposing the Company's motion, and filed a cross-motion for summary judgment requesting that the Court enter a final judgment in the IRS's favor. The Company anticipates that the Court will rule on the parties' motions within the next several months and make a determination as to whether further proceedings are required at the District Court level to resolve any remaining legal or factual issues, which could affect the Company's entitlement to some or all of the refund. The Company expects the IRS to appeal any decision in favor of the Company. In 2013, two different federal courts decided cases involving similar financing structures entered into by the Bank of New York Mellon Corp. and BB&T Corp. (referred to as the Salem Financial Case) in favor of the IRS. Bank of New York Mellon Corp. and BB&T Corp. have filed notices of appeal in their respective cases. The Company remains confident in its position and believes its reserve amount adequately provides for potential exposure to the IRS related to these items. As this litigation progresses over the next 24 months, it is reasonably possible that changes in the reserve for uncertain tax positions could range from a decrease of $96.9 million to an increase of $296.0 million.

The IRS concluded the exam of the Company’s 2006 and 2007 tax returns in 2011. In addition to the adjustments for items related to the two financing transactions discussed above, the IRS has proposed to re-characterize ordinary losses related to the sale of certain assets as capital losses. The Company has paid the tax assessment resulting from this re-characterization, and will contest the adjustment through the administrative appeals process. The Company is confident that its position related to its ordinary tax treatment of the losses will ultimately be upheld. If the Company is not successful in defending its position, the maximum potential tax liability resulting from this IRS adjustment would be approximately $95.6 million. Additionally, with respect to the 2006-2007 tax periods, the Company faces potential interest and penalties resulting from the re-characterization adjustment and other unrelated adjustments of approximately $11.1 million in interest and $14.5 million in penalties, which are also being contested through the administrative appeals process.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. STOCK-BASED COMPENSATION

Effective January 30, 2009, all stock compensation awarded to employees are paid in Santander American Depositary Receipts. All shares vest within three years of the authorization date by Santander's Board of Directors. In general, if an employee terminates employment prior to the end of the vesting period, shares granted are forfeited. The Company accounts for stock-based compensation under the fair value recognition provisions, under which the fair value of the award at grant date is expensed over the award's remaining vesting period. Historically, the authorization date is in July of each year, and the grant date is in the first half of the following year. Therefore, the awards are expensed over a period shorter than the three-year vesting period. The total compensation cost related to non-vested awards not yet recognized is $0.5 million and is expected to be recognized over a weighted-average period of approximately six months.

The table below summarizes the changes in the Bank’s non-vested performance stock during the past year.

	Shares	Weighted average grant date fair value
Total non-vested performance stock at December 31, 2012	1,536,853	$8.65
Santander performance shares granted in 2013	—	—
Santander performance shares vested in 2013	—	—
Non-vested shares forfeited during 2013	(829,480)	11.54
Total non-vested performance stock at December 31, 2013	707,373	$5.25

Pre-tax compensation expense associated with the performance shares totaled $2.1 million, $3.1 million and $4.8 million for the years ended December 31, 2013, 2012, and 2011, respectively. The weighted average grant date fair value of performance shares granted for the years ended December 31, 2012 and 2011 was $5.25 per share and $11.99 per share, respectively. There were no performance shares granted for the year ended December 31, 2013.

NOTE 16. EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

All employees of the Bank are eligible to participate in the Company's 401(k) Plan following their completion of 30 days of service. There is no age requirement to join the 401(k) Plan. The Bank recognized expense for contributions to the 401(k) Plan of $15.0 million, $13.5 million and $12.6 million during 2013, 2012, and 2011, respectively. The Bank matches 100% of employee contributions up to 3% of their compensation and then 50% of employee contributions between 3% and 5% of their compensation. The Company match is immediately vested and is allocated to the employee’s various 401(k) investment options in the same percentages as the employee’s own contributions.

Defined Benefit Plans

The Company sponsors various post-employment and post-retirement plans. All of the plans are frozen and therefore closed to new entrants; all benefits are fully vested, and therefore the plans ceased accruing benefits. The majority of the plans were acquired as part of previous acquisitions. The total net unfunded status related to these plans was $49.2 million and $70.4 million at December 31, 2013 and December 31, 2012, respectively and is recorded within Other liabilities on the Consolidated Balance Sheet. The liabilities are made up of the following:

•	The Company’s benefit obligation related to its supplemental executive retirement plan (“SERP”) was $24.6 million and $26.3 million at December 31, 2013 and 2012, respectively.

•	The Company’s benefit obligation related to other post-employment plans was $8.7 million and $9.5 million at December 31, 2013 and 2012, respectively.

•
The Company acquired a pension plan from its acquisition of Independence Community Bank Corp. (“the Plan”). The unfunded status of the Plan was $15.9 million and $34.6 million at December 31, 2013 and 2012, respectively. The accumulated benefit obligation was $89.1 million and $102.7 million at December 31, 2013 and 2012, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. EMPLOYEE BENEFIT PLANS (continued)

Included in accumulated other comprehensive income at December 31, 2013 and 2012 were unrecognized actuarial losses, net of tax, of $15.6 million and $26.7 million that had not yet been recognized related to all the Company's plans, including the Plan.

The required post-retirement disclosures below are provided for the most significant post-retirement plan - the Plan.

The following tables summarizes the benefit obligation, change in Plan assets and components of net periodic pension expense for the Plan as of December 31, 2013 and 2012:

	Year ended December 31,
	2013	2012
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$102,719	$99,411
Service cost	302	287
Interest cost	3,989	4,136
Actuarial (loss)/gain	(12,928)	4,087
Annuity payments	(5,020)	(5,202)
Projected benefit obligation at year end	$89,062	$102,719
Change in plan assets:
Fair value at beginning of year	$68,079	$61,641
Employer contributions	4,866	7,100
Actual return on plan assets	5,258	4,540
Annuity payments	(5,020)	(5,202)
Fair value at year end	$73,183	$68,079
Components of net periodic pension expense:
Service cost	$302	$287
Interest cost	3,989	4,136
Expected return on plan assets	(4,615)	(4,469)
Amortization of unrecognized actuarial loss	3,858	3,975
Net periodic pension expense	$3,534	$3,929

Service cost includes administrative expenses of the Plan, which are paid from Plan assets. The Company expects to make contributions of $4.9 million to the Plan in 2014.

Pension plan assets are required to be reported and disclosed at fair value in the financial statements. See Note 1 for discussion about the Company’s fair value policy. In accordance with the Plan’s investment policy, the Plan’s assets were invested in the following allocation as of the end of the Plan year: 36.3% in equity mutual funds, 31.5% in fixed income mutual funds and 32.2% in money market funds. The shares of the underlying mutual funds are fair valued using quoted market prices in an active market, and therefore all of the assets were considered Level 1 within the fair value hierarchy as of December 31, 2013 and 2012. There have been no changes in the valuation methodologies used at December 31, 2013 and 2012.

Specific investments are made in accordance with the Plan’s investment policy. The investment policy of the Plan is to maintain full funding without creating an undue risk of increasing any unfunded liability. A secondary investment objective is, where possible, to reduce the contribution rate in future years. The Plan’s allocation of assets is subject to periodic adjustment and re-balancing depending upon market conditions.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. EMPLOYEE BENEFIT PLANS (continued)

The assumptions utilized to calculate the projected benefit obligation and net periodic pension expense at December 31, 2013 and 2012 were:

	December 31, 2013	December 31, 2012
Discount rate	5.00%	4.00%
Expected long-term return on plan assets	7.00%	7.00%
Salary increase rate	—%	—%

The expected long-term rate of return on Plan assets reflects the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the project benefit obligation. The selected rate considers the historical and expected future investment trends of the present and expected assets in the Plan.

The following table sets forth the expected benefit payments to be paid in future years for the Plan:

2014	$5,061,179
2015	5,158,725
2016	5,187,358
2017	5,286,105
2018	5,443,568
2019-2023	28,287,619
Total	$54,424,554

Included in accumulated other comprehensive income at December 31, 2013 and 2012 were unrecognized actuarial losses of $27.8 million and $45.2 million that had not yet been recognized related to the Plan. The actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2014 is $12.5 million.

NOTE 17. FAIR VALUE

General

As of December 31, 2013, $12.2 billion of the Company’s total assets consisted of financial instruments measured at fair value on a recurring basis, including financial instruments for which the Company elected the fair value option. Approximately $9.8 million of these financial instruments were measured using quoted market prices for identical instruments or Level 1 inputs. Approximately $12.0 billion of these financial instruments were measured using valuation methodologies involving market-based and market-derived information, or Level 2 inputs. Approximately $195.3 million of these financial instruments were measured using model-based techniques, or Level 3 inputs, and represented approximately 1.6% of total assets measured at fair value and approximately 0.3% of total consolidated assets.

Fair value is defined in GAAP as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard focuses on the exit price in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. GAAP establishes a fair value reporting hierarchy to maximize the use of observable inputs when measuring fair value and defines the three levels of inputs as noted below:

•	Level 1 - Assets or liabilities for which the identical item is traded on an active exchange, such as publicly-traded instruments or futures contracts.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. FAIR VALUE (continued)

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

There were no transfers between Levels 1, 2 and 3 during 2013 for any assets or liabilities valued at fair value on a recurring basis. During the Company's review of its investment portfolio performed during the first three months of 2012, the Company transferred its collateralized loan obligation securities ("CLOs"), which are asset-backed securities, from Level 2 to Level 3 due to the lack of price transparency as a result of its limited trading activity. The CLOs are valued using a third-party pricing service. Late in the third quarter of 2012, the Company changed its third-party pricing indications from an issuing broker to a pricing service, as the new provider is able to provide a more precise and market-driven valuation for these types of investments. During the Company's review of valuation methodologies in the fourth quarter of 2012, it was determined that the pricing techniques utilized by the provider would be considered Level 2. Therefore, during the fourth quarter of 2012, CLOs were transferred back to Level 2 from Level 3.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. FAIR VALUE (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of December 31, 2013 and 2012, respectively.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2013
	(in thousands)
Financial assets:
US Treasury and government agency securities	$—	$24,997	$—	$24,997
Corporate debt	—	2,218,180	—	2,218,180
Asset-backed securities	—	2,679,290	52,940	2,732,230
Equity securities	9,841	—	—	9,841
State and municipal securities	—	1,850,149	—	1,850,149
Mortgage backed securities	—	4,810,843	—	4,810,843
Total investment securities available-for-sale	9,841	11,583,459	52,940	11,646,240
Loans held for sale	—	128,949	—	128,949
Mortgage servicing rights	—	—	141,787	141,787
Derivatives:
Fair value	—	1,073	—	1,073
Cash flow	—	4,803	—	4,803
Mortgage banking interest rate lock commitments	—	—	547	547
Mortgage banking forward sell commitments	—	2,101	—	2,101
Customer related	—	225,811	—	225,811
Foreign exchange	—	11,631	—	11,631
Mortgage servicing	—	6,155	—	6,155
Other	—	4,750	14	4,764
Total financial assets	$9,841	$11,968,732	$195,288	$12,173,861
Financial liabilities:
Derivatives:
Fair value	$—	$1,924	$—	$1,924
Cash flow	—	58,381	—	58,381
Customer related	—	198,669	—	198,669
Total return swap	—	—	285	285
Foreign exchange	—	9,745	—	9,745
Mortgage servicing	—	488	—	488
Other	—	4,099	112	4,211
Total financial liabilities	$—	$273,306	$397	$273,703

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. FAIR VALUE (continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2012
	(in thousands)
Financial assets:
US Treasury and government agency securities	$—	$8,996	$—	$8,996
Debentures of FHLB, FNMA and FHLMC	—	1,150	—	1,150
Corporate debt	—	2,705,706	—	2,705,706
Asset-backed securities	—	1,775,463	43,374	1,818,837
Equity securities	5,216	—	—	5,216
State and municipal securities	—	2,060,292	—	2,060,292
Mortgage backed securities	—	12,083,823	—	12,083,823
Total investment securities available-for-sale	5,216	18,635,430	43,374	18,684,020
Loans held for sale	—	843,442	—	843,442
Mortgage servicing rights	—	—	92,512	92,512
Derivatives:
Fair value	—	10,452	—	10,452
Cash flow	—	524	—	524
Mortgage banking interest rate lock commitments	—	—	15,402	15,402
Customer related	—	366,934	—	366,934
Foreign exchange	—	9,998	—	9,998
Mortgage servicing rights	—	204	—	204
Other	—	5,144	83	5,227
Total financial assets	$5,216	$19,872,128	$151,371	$20,028,715
Financial liabilities:
Derivatives:
Fair value	$—	$11,458	$—	$11,458
Cash flow	—	120,844	—	120,844
Mortgage banking forward sell commitments	—	3,364	—	3,364
Customer related	—	357,900	—	357,900
Total return swap	—	—	564	564
Foreign exchange	—	7,638	—	7,638
Mortgage servicing rights	—	1,023	—	1,023
Other	—	4,877	199	5,076
Total financial liabilities	$—	$507,104	$763	$507,867

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. FAIR VALUE (continued)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

The Company may be required to measure certain assets and liabilities at fair value on a nonrecurring basis in accordance with GAAP from time to time. These adjustments to fair value usually result from application of lower-of-cost-or-fair value accounting or certain impairment measures. Assets measured at fair value on a nonrecurring basis that were still held on the balance sheet were as follows:

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
December 31, 2013
Impaired loans held for investment	$—	$149,796	$137,356	$287,152
Foreclosed assets	—	57,431	—	57,431

December 31, 2012
Impaired loans held for investment	$—	$506,637	$40,674	$547,311
Foreclosed assets	—	39,904	—	39,904

Valuation Processes and Techniques

Impaired loans held for investment represents the recorded investment of impaired commercial loans for which the Company periodically records nonrecurring adjustments of collateral-dependent loans measured for impairment when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Appraisals are obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties, which are considered Level 2 inputs. Loans for which the fair value of the underlying collateral is determined using a combination of real estate appraisals, field exams and internal calculations are considered Level 3 inputs. The inputs in the internal calculations include the loan balance, estimation of the collectability of the underlying receivables held by the customer used as collateral, sale and liquidation value of the inventory held by the customer used as collateral, and historical loss-given-default parameters. In cases in which the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. The total carrying value of these loans was $209.1 million and $485.6 million at December 31, 2013 and 2012, respectively.

Foreclosed assets represents the recorded investment in assets taken in foreclosure of defaulted loans, and is primarily comprised of commercial and residential real property and generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace.

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Consolidated Statements of Operations relating to assets held at period end.

	Statement of Operations Location	Twelve-Month Period Ended December 31,
		(in thousands)
		2013	2012	2011
Impaired loans held for investment	Provision for credit losses	$(29,103)	$69,446	$165,317
Foreclosed assets	Other administrative expense	(5,441)	(5,903)	(14,657)
Mortgage servicing rights	Mortgage banking income	—	88	(37,789)
		$(34,544)	$63,631	$112,871

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. FAIR VALUE (continued)

Level 3 Rollforward for Recurring Assets and Liabilities

The tables below present the changes in all Level 3 balances for the twelve-month periods ended December 31, 2013 and 2012, respectively.

	Investments Available-for-Sale	Mortgage Servicing Rights	Derivatives	Total
Balance, December 31, 2012	$43,374	$92,512	$14,722	$150,608
Gains/(losses) in other comprehensive income	11,249	—	—	11,249
Gains/(losses) in earnings	—	36,479	(14,947)	21,532
Issuances	—	35,805	—	35,805
Settlements(1)	(1,683)	(23,009)	389	(24,303)
Balance, December 31, 2013	$52,940	$141,787	$164	$194,891
Changes in unrealized gains (losses) included in earnings related to balances still held at December 31, 2013	$—	$36,479	$(92)	$36,387

	Investments Available-for-Sale	Mortgage Servicing Rights	Derivatives	Total
Balance, December 31, 2011	$52,315	$91,686	$1,143	$145,144
(Losses) in other comprehensive income	(7,183)	—	—	(7,183)
(Gains) reclassified from OCI to earnings	(556)	—	—	(556)
Gains/(losses) in earnings	—	(42,194)	9,184	(33,010)
Purchases	431,166	—	—	431,166
Issuances	—	43,543	—	43,543
Sales	(78,875)	—	—	(78,875)
Settlements(1)	(1,686)	—	4,395	2,709
Amortization	—	(523)	—	(523)
Transfers into level 3	576,460	—	—	576,460
Transfers to level 2	(928,267)	—	—	(928,267)
Balance, December 31, 2012	$43,374	$92,512	$14,722	$150,608
Changes in unrealized (losses) gains included in earnings related to balances still held at December 31, 2012	$—	$(42,194)	$1,105	$(41,089)

(1)	Settlements include prepayments, pay-downs and maturities.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. FAIR VALUE (continued)

Valuation Processes and Techniques - Recurring Fair Value Assets and Liabilities

The following is a description of the valuation techniques used for instruments measured at fair value on a recurring basis.

Investments securities available-for-sale

The Company utilizes a third-party pricing service to value its investment portfolio. Our primary pricing service has consistently proved to be a high quality third-party pricing provider. For those investments not valued by our primary servicer, other trusted market sources are utilized. The vendors the Company uses provide pricing services on a global basis. The Company monitors and validates the reliability of vendor pricing on an ongoing basis, which can include pricing methodology reviews, performing detailed reviews of the assumptions and inputs used by the vendor to price individual securities, and price validation testing. Price validation testing is performed independently of the risk-taking function and can include corroborating the prices received from third-party vendors with prices from another third-party source, reviewing valuations of comparable instruments, comparison to internal valuations, or by reference to recent sales of similar securities. Securities not priced by one of the pricing vendors may be valued using a dealer quote.

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

Certain of the Company's investments in asset-backed securities are valued based on their amortized cost, which is determined to be equal to the fair value of the securities. These securities have been classified as Level 2, as an active market does not exist for them; however, observable inputs, such as rate of return on each of the programs and observable yield curves, do exist.

The Company's equity securities are priced using net asset value per share, since the price is unadjusted. These investments are, therefore, considered Level 1.

The Company’s Level 3 investment assets are comprised of a sale-leaseback security. This investment is thinly traded, and the Company determined the estimated fair value of it by evaluating pricing information from a combination of sources such as third-party pricing services, third-party broker quotes for certain securities and other independent third-party valuation sources. These quotes are benchmarked against similar securities that are more actively traded to assess the reasonableness of the estimated fair value. The fair market value estimate assigned to this security assumes liquidation in an orderly fashion and not under distressed circumstances. Significant unobservable inputs include third-party quotes and pricing on comparable securities that are more actively traded, as well as management-determined comparability adjustments. Significant increases (decreases) in any of those inputs in isolation would result in a significantly higher (lower) fair value measurement.

Gains and losses on investments are recognized in the Consolidated Statements of Operations through Net gain on sale of investment securities.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. FAIR VALUE (continued)

Loans Held-for-Sale

The fair value of LHFS are estimated using published forward agency prices to agency buyers such as FNMA and FHLMC. The majority of the residential LHFS portfolio is sold to these two agencies. The fair value is determined using current secondary market prices for portfolios with similar characteristics, adjusted for servicing values and market conditions. These loans are regularly traded in active markets, and observable pricing information is available from market participants. The prices are adjusted as necessary to include the embedded servicing value in the loans and to take into consideration the specific characteristics of certain loans that are priced based on the pricing of similar loans. These adjustments represent unobservable inputs to the valuation but are not considered significant given the relative insensitivity of the value to changes in these inputs to the fair value of the loans. Accordingly, residential mortgage LHFS are classified as Level 2. See further discussion below in the Fair Value Option for Financial Assets and Financial Liabilities section below.

Mortgage servicing rights

The model to value MSRs estimates the present value of the future net cash flows from mortgage servicing activities based on various assumptions. These cash flows include servicing and ancillary revenue, offset by the estimated costs of performing servicing activities. Significant assumptions used in the valuation of residential MSRs are CPR and the discount rate, reflective of a market participant's required return on an investment for similar assets. Other important valuation assumptions include market-based servicing costs and the anticipated earnings on escrow and similar balances held by the Company in the normal course of mortgage servicing activities. All of these assumptions are considered to be unobservable inputs. Historically, servicing costs and discount rates have been less volatile than CPR and earnings rates, both of which are directly correlated with changes in market interest rates. Increases in prepayment speeds, discount rates and servicing costs result in lower valuations of MSRs. Decreases in the anticipated earnings rates on escrow and similar balances result in lower valuations of MSRs. For each of these items, the Company makes assumptions based on current market information and future expectations. All of the assumptions are based on standards that the Company believes would be utilized by market participants in valuing mortgage servicing rights and are derived and/or benchmarked against independent public sources. Accordingly, MSRs are classified as Level 3. Gains and losses on MSRs are recognized on the Consolidated Statements of Operations through Mortgage banking revenue/(expense). See further discussion on MSRs in Note 8 of the Notes to the Consolidated Financial Statements.

Listed below are the most significant inputs that are utilized by the Company in the evaluation of residential MSRs:

•	A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $4.9 million and $9.4 million, respectively, at December 31, 2013.

•	A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $5.6 million and $10.7 million, respectively, at December 31, 2013.

Significant increases (decreases) in any of those inputs in isolation would result in a significantly higher (lower) fair value measurement. These sensitivity calculations are hypothetical and should not be considered predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of an adverse variation in a particular assumption on the fair value of the MSRs is calculated without changing any other assumption, while in reality changes in one factor may result in changes in another, which may either magnify or counteract the effect of the change. Prepayment estimates generally increase when market interest rates decline and decrease when market interest rates rise. Discount rates typically increase when market interest rates increase and/or credit and liquidity risks increase, and decrease when market interest rates decline and/or credit and liquidity conditions improve.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. FAIR VALUE (continued)

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

The Company incorporates credit valuation adjustments in the fair value measurement of its derivatives to reflect the respective counterparty's nonperformance risk in the fair value measurement of its derivatives except for those derivative contracts with associated Credit Support Annexes (CSAs) which provide credit enhancements, such as collateral postings and guarantees.

The Company has determined that the majority of the inputs used to value its derivatives fall within Level 2 of the fair value hierarchy. Certain of the Company's derivatives utilize Level 3 inputs, which are primarily related to mortgage banking derivatives-interest rate lock commitments.

The discounted cash flow model is utilized to determine the fair value for the mortgage banking derivatives-interest rate lock commitments. The significant unobservable inputs for mortgage banking derivatives used in the fair value measurement of loan commitments are "pull through" percentage and the MSR value that is inherent in the underlying loan value. The pull through percentage is an estimate of loan commitments that will result in closed loans. Significant increases (decreases) in any of these inputs in isolation would result in a significantly higher (lower) fair value measurement. Significant increases (decreases) in the fair value of a mortgage banking derivative asset (liability) results when the probability of funding increases (decreases). Significant increases (decreases) in the fair value of a mortgage loan commitment results when the embedded servicing value increases (decreases).

Gains and losses related to derivatives affect various line items in the Consolidated Statements of Operations. See Note 13 for a discussion of derivatives activity.

Level 3 Inputs - Significant Recurring Assets and Liabilities

The following table presents quantitative information about the significant unobservable inputs within significant Level 3 recurring assets and liabilities.

	Fair Value at December 31, 2013	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(in thousands)
Sale-leaseback securities	$52,940	Consensus Pricing (1)	Offered quotes(2)	134.13%
Mortgage servicing rights	$141,787	Discounted Cash Flow	Prepayment rate (CPR)(3)	0.37%-42.71% (8.25%)
			Discount Rate(4)	9.55%
(1) Consensus pricing refers to fair value estimates that are generally developed using information such as dealer quotes or other third-party valuations or comparable asset prices.
(2) Based on the nature of the input, a range or weighted average does not exist. For sale-leaseback securities, the Company owns one security.
(3) Average CPR projected from collateral stratified by loan type, note rate and maturity.
(4) Based on the nature of the input, a range or weighted average does not exist.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. FAIR VALUE (continued)

Fair Value of Financial Instruments

	December 31, 2013
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$4,226,947	$4,226,947	$4,226,947	$—	$—
Available-for-sale investment securities	11,646,240	11,646,240	9,841	11,583,459	52,940
FHLB debenture	19,862	20,000	—	20,000	—
Loans held for investment, net	49,087,340	49,307,888	—	149,796	49,158,092
Loans held-for-sale	128,949	128,949	—	128,949	—
Restricted Cash	97,397	97,397	97,397	—	—
Mortgage servicing rights	141,787	141,787	—	—	141,787
Derivatives	256,885	256,885	—	256,324	561

Financial liabilities:
Deposits	49,521,406	49,609,846	41,382,336	8,227,510	—
Borrowings and other debt obligations	12,376,624	13,210,300	—	13,210,300	—
Derivatives	273,703	273,703	—	273,306	397

	December 31, 2012
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$2,220,811	$2,220,811	$2,220,811	$—	$—
Available-for-sale investment securities	18,684,020	18,684,020	5,216	18,635,430	43,374
Debentures of FHLB, FNMA and FHLMC	19,672	20,000	—	20,000	—
Loans held for investment, net	51,375,442	50,682,773	—	506,637	50,176,136
Loans held-for-sale	843,442	843,442	—	843,442	—
Restricted Cash	488,455	488,455	488,455	—	—
Mortgage servicing rights	92,512	92,512	—	—	92,512
Derivatives	408,741	408,741	—	393,256	15,485

Financial liabilities:
Deposits	50,790,038	50,931,010	38,121,149	12,809,861	—
Borrowings and other debt obligations	19,264,206	20,632,540	—	20,632,540	—
Derivatives	507,867	507,867	—	507,104	763

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. FAIR VALUE (continued)

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

As of December 31, 2013 and 2012, the Company had $97.4 million and $488.5 million, respectively, of restricted cash. Restricted cash is related to cash restricted for investment purposes, cash posted for collateral purposes and cash advanced for loan purchases. Cash and cash equivalents, including restricted cash, have maturities of three months or less and, accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

Debentures of FHLB, FNMA, and FHLMC

Other investments include debentures of FHLB, FNMA and FHLMC. The related fair value measurements have generally been classified as Level 2, as carrying value approximates fair value.

Loans held for investment, net

The fair values of loans are estimated based on groupings of similar loans, including but not limited to stratifications by type, interest rate, maturity, and borrower creditworthiness. Discounted future cash flow analyses are performed for these loans incorporating assumptions of current and projected voluntary prepayment speeds. Discount rates are determined using the Company's current origination rates on similar loans, adjusted for changes in current liquidity and credit spreads, if necessary. Since the current liquidity spreads are generally not observable in the market and the expected loss assumptions are based on the Company's experience, these are Level 3 valuations. Impaired loans are valued at fair value on a nonrecurring basis. See further discussion under "Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis" above.

Deposits

The fair value of deposits with no stated maturity, such as non-interest bearing demand deposits, interest-bearing demand deposit accounts, savings accounts and certain money market accounts, is equal to the amount payable on demand and does not take into account the significant value of the cost advantage and stability of the Company's long-term relationships with depositors. The fair value of fixed-maturity CDs is estimated by discounting cash flows using currently offered rates for deposits of similar remaining maturities. The related fair value measurements have generally been classified as Level 1 for core deposits, as the carrying value approximates fair value due to the short-term nature of the liabilities. All other deposits are considered Level 2.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. FAIR VALUE (continued)

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

The liability for probable losses is estimated by analyzing unfunded lending commitments and standby letters of credit for commercial customers and segregating by risk according to the Company's internal risk rating scale. These risk classifications, in conjunction with an analysis of historical loss experience, current economic conditions, performance trends within specific portfolio segments, and any other pertinent information, result in the estimation of the reserve for probable losses.

These instruments and the related reserve are classified as Level 3. The Company believes that the carrying amounts, which are included in other liabilities, are reasonable estimates of the fair value of these financial instruments.

Fair Value Option for Financial Assets and Financial Liabilities

Loans held-for-sale

The Company's loans held-for-sale portfolio primarily consists of residential mortgages. The Company adopted the fair value option on residential mortgage loans classified as held-for-sale, which allows the Company to record the mortgage loans held-for-sale portfolio at fair market value compared to the lower of cost, net of deferred fees, deferred origination costs and effects of hedge accounting, or market. The Company economically hedges its residential LHFS portfolio with forward sale agreements, which are reported at fair value. A lower of cost or market accounting treatment would not allow the Company to record the excess of the fair market value over book value, but would require the Company to record the corresponding reduction in value of the hedges. Both the loans and related hedges are carried at fair value, which reduces earnings volatility, as the amounts more closely offset, particularly when interest rates are declining.

The Company's LHFS portfolio had an aggregate fair value of $128.9 million, $843.4 million, and $352.5 million at December 31, 2013, 2012, and 2011, respectively. The contractual principal amount of these loans totaled $128.9 million, $818.4 million, and $340.0 million at December 31, 2013, 2012, and 2011, respectively. The difference in fair value compared to the principal balance of $0.0 million, $25.1 million, and $12.5 million was recorded in Mortgage banking revenue/(expense) in the Consolidated Statement of Operations during the years ended December 31, 2013, 2012, and 2011, respectively. Substantially all of these loans are current and none are in non-accrual status. Interest income on these loans is credited to interest income as earned.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. FAIR VALUE (continued)

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

The Company's residential MSRs had an aggregate fair value of $141.8 million and $92.5 million at December 31, 2013 and 2012, respectively. Changes in fair value totaling a gain of $36.5 million and loss of $5.7 million were recorded in Mortgage banking revenue/(expense) in the Consolidated Statement of Operations during the years ended December 31, 2013 and 2012, respectively.

NOTE 18. COMMITMENTS, CONTINGENCIES, AND GUARANTEES

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

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit, letters of credit and loans sold with recourse is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. For forward contracts and interest rate swaps, caps and floors, the contract or notional amounts do not represent exposure to credit loss. The Company controls the credit risk of its forward contracts and interest rate swaps, caps and floors through credit approvals, limits and monitoring procedures. See Note 13 for discussion of all derivative contract commitments.

The following table details the amount of commitments for the periods indicated:

	December 31, 2013	December 31, 2012
	(in thousands)
Commitments to extend credit	$23,651,791	$23,155,424
Credit card lines of credit	815,573	790,174
Letters of credit	2,116,227	2,491,757
Recourse and credit enhancement exposure on sold loans	184,584	192,992
Commitments to sell loans	3,810	177,398
Total commitments	$26,771,985	$26,807,745

Commitments to Extend Credit

Commitments to extend credit generally have fixed expiration dates, are variable rate, and contain clauses that permit the Company to terminate or otherwise renegotiate the contracts in the event of a significant deterioration in the customer's credit quality. These arrangements normally require payment of a fee by the customer, the pricing of which is based on prevailing market conditions, credit quality, probability of funding, and other relevant factors. Since many of these commitments are expected to expire without being drawn upon, the contract amounts are not necessarily indicative of future cash requirements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

The following table details the amount of commitments to extend credit expiring per period as of the dates indicated:

	December 31, 2013	December 31, 2012
	(in thousands)
One year or less	$5,163,591	$7,146,080
Over 1 year to 3 years	5,716,759	4,615,613
Over 3 years to 5 years	6,457,992	7,972,885
Over 5 years	6,313,449	3,420,846
Total	$23,651,791	$23,155,424

Credit Card Lines of Credit

Such commitments arise primarily from agreements with customers for unused lines of credit on credit cards, provided there is no violation of conditions in the underlying agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualifications.

Letters of Credit

The Company’s letters of credit meet the definition of a guarantee. Letters of credit commit the Company to make payments on behalf of its customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 9.7 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company has various forms of collateral, including real estate assets and other customer business assets. The maximum un-discounted exposure related to these commitments at December 31, 2013 was $2.1 billion, and the approximate value of the underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $0.5 billion. The fees related to letters of credit are deferred and amortized over the life of the commitment and were immaterial to the Company’s financial statements at December 31, 2013. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been the Company’s experience to date. As of December 31, 2013 and December 31, 2012, the liability related to these letters of credit was $129.8 million and $138.7 million, respectively, which is recorded within the reserve for unfunded commitments in Other liabilities on the Consolidated Balance Sheet. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and lease portfolio. Included within the reserve for unfunded commitments at December 31, 2013 and December 31, 2012 were lines of credit outstanding of $90.2 million and $71.3 million, respectively.

The following table details the amount of letters of credit expiring per period as of the dates indicated:

	December 31, 2013	December 31, 2012
	(in thousands)
One year or less	$1,680,277	$1,808,744
Over 1 year to 3 years	333,769	481,867
Over 3 years to 5 years	96,558	147,931
Over 5 years	5,623	53,215
Total	$2,116,227	$2,491,757

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Loans Sold with Recourse

The Company has loans sold with recourse that meet the definition of a guarantee. For loans sold with recourse under the terms of its multi-family sales program with FNMA, the Company retained a portion of the associated credit risk. The unpaid principal balance outstanding of loans sold with these programs was $4.3 billion as of December 31, 2013 and $7.5 billion as of December 31, 2012. As a result of its agreement with FNMA, the Company retained a 100% first loss position on each multi-family loan sold to FNMA until the earlier to occur of (i) the aggregate approved losses on multi-family loans sold to FNMA reaching the maximum loss exposure for the portfolio as a whole of $159.0 million as of December 31, 2013 and $160.0 million as of December 31, 2012 or (ii) all of the loans sold to FNMA under this program being fully paid off. Any losses sustained as a result of impediments in standard representations and warranties would be in addition to the maximum loss exposure.

The Company has established a liability which represents the fair value of the retained credit exposure and the amount the Company estimates it would have to pay a third party to assume the retained recourse obligation. The estimated liability is calculated as the present value of losses the portfolio is projected to incur based upon internal specific information and an industry-based default curve with a range of estimated losses. At December 31, 2013 and December 31, 2012, the Company had $68.0 million and $122.7 million, respectively, of reserves classified in Accrued expenses and payables on the Consolidated Balance Sheet related to the fair value of the retained credit exposure for loans sold to FNMA under this program. The decrease in the liability over the past year is due to an improvement in the credit quality of the underlying portfolio, combined with a decrease in exposure as the portfolio continues to mature, and the repurchase of $660.1 million of loans from FNMA during the third quarter of 2013 that had been previously sold with servicing retained. The Company's commitment will expire in March 2039 based on the maturity of the loans sold with recourse. Losses sustained by the Company may be offset, or partially offset, by proceeds resulting from the disposition of the underlying mortgaged properties. Approval from FNMA is required for all transactions related to the liquidation of properties underlying the mortgages.

Additionally, during the period from 1999 to 2002, residential mortgage loans were sold with recourse and credit enhancement features to FNMA and FHLMC. The remaining unpaid principal balance of these loans was $65.7 million and $83.0 million at December 31, 2013 and December 31, 2012, respectively, and the remaining maximum amount of credit exposure on these loans was $25.6 million and $29.9 million for the same periods. The Company has posted collateral in the amount of $0.9 million at December 31, 2013 and December 31, 2012 to be utilized for any losses incurred related to these loans.

Commitments to Sell Loans

The Company enters into forward contracts relating to its mortgage banking business to hedge the exposures from commitments to make new residential mortgage loans with existing customers and from mortgage loans classified as LHFS. These contracts mature in less than one year.

Representation and Warranty Liability

In the ordinary course of business, the Company sells residential loans on a non-recourse basis to certain government-sponsored entities ("GSEs") and private investors. In connection with these sales, the Company has entered into agreements containing various representations and warranties about, among other things, the ownership of the loans, the validity of the liens securing the loans, the loans' compliance with any applicable loan criteria established by the GSEs and the private investors, including underwriting standards and the ongoing existence of mortgage insurance, the absence of delinquent taxes or liens against the property securing the loans, and the loans' compliance with applicable federal, state and local laws. Breaches of these representations and warranties may require the Company to repurchase the mortgage loan or, if the loan has been foreclosed, the underlying collateral, or otherwise make whole or provide other remedies to the GSEs and private investors. The repurchase liability is recorded within Accrued expenses and payables on the Consolidated Balance Sheet, and the related income statement activity is recorded in Mortgage banking revenue on the Consolidated Statement of Operations. Management believes its repurchase reserve appropriately reflects the estimated probable losses on repurchase claims for all loans sold and outstanding as of December 31, 2013. In making these estimates, the Company considers the losses it expects to incur over the lives of the loans sold.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

The activity in the representation and warranties reserves for the dates indicated was as follows:

	Year Ended December 31,
	2013	2012
	(in thousands)
Beginning Balance	$50,662	$12,273
Provision	20,685	52,240
Recoveries	—	436
Charge-offs	(16,511)	(14,287)
Ending Balance	$54,836	$50,662

Other Off-Balance Sheet Risk

Other off-balance sheet risk stems from financial instruments that do not meet the definition of guarantees as specified in the applicable accounting guidance, and from other relationships which include items such as indemnifications provided in the ordinary course of business and intercompany guarantees.

Restrictions on Cash and Amounts due from Depository Institutions

The Bank is required to maintain certain average reserve balances as established by the Federal Reserve. The amounts of those reserve balances at December 31, 2013 and 2012 were $333.6 million and $273.8 million, respectively.

As of December 31, 2013 and 2012, the Company had $97.4 million and $488.5 million of restricted cash primarily related to cash posted as collateral on derivative agreements and cash restricted for investment purposes.

Litigation

In the ordinary course of business, the Company and its subsidiaries are routinely parties to pending and threatened legal actions and proceedings, including class action claims. These actions and proceedings are generally based on alleged violations of consumer protection, securities, environmental, banking, employment and other laws. In some of these actions and proceedings, claims for substantial monetary damages are asserted against the Company and its subsidiaries. In the ordinary course of business, the Company and its subsidiaries are also subject to regulatory examinations, information-gathering requests, inquiries and investigations.

In view of the inherent difficulty of predicting the outcome of such litigation and regulatory matters, particularly where the claimants seek very large or indeterminate damages or where the matters present novel legal theories or involve a large number of parties, the Company generally cannot predict the eventual outcome of the pending matters, the timing of the ultimate resolution of the matters, or the eventual loss, fines or penalties related to the matter. The Company does not presently anticipate that the ultimate aggregate liability, if any, arising out of such other legal proceedings will have a material effect on its financial position.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether the matter presents a loss contingency that is probable and estimable, at which time an accrued liability is established with respect to such loss contingency. The Company continues to monitor the matter for further developments that could affect the amount of the accrued liability previously established. For certain legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses. For other matters for which a loss is probable or reasonably possible, such an estimate is not possible. Management currently estimates that it is reasonably possible that the Company could incur losses in an aggregate amount of up to approximately $50.0 million in excess of the accrued liability, if any, with it also being reasonably possible that the Company could incur no such losses in these matters. This estimated range of reasonably possible losses represents the estimate of possible losses over the life of such legal matters, which may span an indeterminable number of years, and is based on information available as of December 31, 2013.

The matters for which it is reasonably possible that the Company will incur a significant loss are described below. The Company may include in some of the descriptions of individual disclosed matters certain quantitative information related to the plaintiff's claim against the Company as alleged in the plaintiff's pleadings or other public filings or otherwise based on publicly available information. While information of this type may provide insight into the potential magnitude of a matter, it does not necessarily represent the Company's estimate of reasonably possible loss or its judgment as to any currently appropriate accrual. Refer to Note 14 for disclosure regarding the lawsuit filed by the Company against the IRS/United States.

M. Fabrikant & Sons, Inc. Bankruptcy Adversary Proceeding

In October 2007, the official committee of unsecured creditors of the debtors, M. Fabrikant & Sons, Inc. (“MFS”) and a related company, Fabrikant-Leer International, Ltd. (“FLI”) (collectively the "Debtors"), filed an adversary proceeding against Sovereign Precious Metals, LLC (“SPM”), a wholly-owned subsidiary of the Bank, and the Bank in the United States Bankruptcy Court for the Southern District of New York. The original complaint sought to avoid $22.0 million in obligations otherwise due to the Bank (and formerly SPM) with respect to gold consigned to the Debtors by the Bank. In addition, the complaint sought to recover over $9.8 million in payments made to the Bank by an affiliate of the Debtors. Several other financial institutions were named as defendants based upon other alleged fraudulent transfers.

On October 15, 2013, the Second Circuit Court of Appeals affirmed the judgment of the lower courts in dismissing several counts of the then-pending complaint. As a result, on November 27, 2013, the Debtors filed a fourth amended complaint in the proceeding. While the fourth amended complaint again seeks to recover over $9.8 million in affiliate payments to the Bank, the Debtors do not reassert the above described $22.0 million avoidance claims against the Bank and SPM. On January 8, 2014, the Bank filed an answer denying the allegations asserted in the fourth amended complaint. Discovery is proceeding.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Other Regulatory and Governmental Matters

Foreclosure Matters

On May 22, 2013, the Bank received a subpoena from the U.S. Attorney's Office for the Southern District of New York seeking information regarding claims for foreclosure expenses incurred in connection with the foreclosure of loans insured or guaranteed by FHA, FNMA or FHLMC. The Bank is cooperating with the investigation; however there can be no assurance that claims or litigation will not arise from this matter.

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

On January 7, 2013, the Bank and nine other mortgage servicing companies subject to enforcement actions for deficient practices in mortgage loan servicing and foreclosure processing reached an agreement in principle with the OCC and the Federal Reserve to make cash payments and provide other assistance to borrowers. On February 28, 2013, the agreements were finalized with all ten mortgage servicing companies, including the Bank. Other assistance includes reductions of principal on first and second liens, payments to assist with short sales, deficiency balance waivers on past foreclosures and short sales, and forbearance assistance for unemployed homeowners. As of January 24, 2013, twelve other mortgage servicing companies subject to enforcement action for deficient practices in mortgage loan servicing and foreclosure processes also reached an agreement with the OCC or the Federal Reserve, as applicable.

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

Under the agreement, the Bank will pay $6.2 million into a remediation fund, the majority of which has been distributed to borrowers, and will engage in foreclosure avoidance activities, such as loan modifications and short sales, over the next two years in an aggregate principal amount of $9.9 million. In return, the OCC waived any civil money penalties that could have been assessed against the Bank. From January 7, 2013 through September 30, 2013, the Company submitted for credit from the OCC mortgage loans in the amount of $74.1 million, which represents the principal balance of mortgage loans for which the Bank completed foreclosure avoidance activities with the Bank's borrowers. As of December 31, 2013, the Bank had already far exceeded its requirements under the settlement agreement. The Company expects the OCC will require it to engage a consultant to validate that the submissions the Company has made to the OCC qualify as foreclosure avoidance activities under the terms of the agreement.

The Bank represents 0.17% of the total $9.3 billion settlement among the banks and is the smallest participant in the agreement. The total $16.1 million related to the remediation fund and mortgage modifications was fully reserved at December 31, 2012.

Identity Theft Protection Product Matter

The Bank has been in discussions to address concerns that some customers may have paid for but did not receive certain benefits of an identity theft protection product from a third-party vendor. The Bank remains in discussions with the third-party vendor on potential remedial actions to impacted customers. During 2013, fees expected to be returned to customers of $30.0 million were expensed within general and administrative expenses on the Consolidated Statement of Operations. As of December 31, 2013, $11.5 million of payments were returned to customers as the first phase of the remediation.

The Company's practice is to cooperate fully with regulatory and governmental investigations, audits and other inquiries, including those described above.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Leases

The Company is committed under various non-cancelable operating leases relating to branch facilities having initial or remaining terms in excess of one year. Renewal options exist for the majority of these lease agreements.

Future minimum annual rentals under non-cancelable operating leases and sale-leaseback leases, net of expected sublease income, at December 31, 2013, are summarized as follows:

	AT DECEMBER 31, 2013
	Lease Payments	Future Minimum Expected Sublease Income	Net Payments
	(in thousands)
2014	$106,471	$(8,200)	$98,271
2015	99,889	(6,885)	93,004
2016	89,858	(5,686)	84,172
2017	78,824	(4,893)	73,931
2018	61,712	(2,960)	58,752
Thereafter	209,545	(6,601)	202,944
Total	$646,299	$(35,225)	$611,074

The Company recorded rental expense of $126.4 million, $125.3 million and $132.3 million, net of $11.9 million, $12.4 million and $13.7 million of sublease income, in 2013, 2012 and 2011, respectively. These expenses are included in Occupancy and equipment expenses in the Consolidated Statement of Operations.

NOTE 19. REGULATORY MATTERS

The Company is subject to the regulations of certain federal, state, and foreign agencies, and undergoes periodic examinations by such regulatory authorities.

The minimum U.S. regulatory capital ratios for banks under Basel I are 4% for the Tier 1 risk-based capital ratio and 4% for the Tier 1 leverage capital ratio. To qualify as “well-capitalized,” regulators require banks to maintain capital ratios of at least 6% for the Tier 1 risk-based capital ratio, 10% for the total risk-based capital ratio, and 5% for the Tier 1 leverage capital ratio. At December 31, 2013 and 2012, the Bank met the well-capitalized capital ratio requirements.

As a bank holding company, SHUSA is required to maintain a Tier 1 risk-based capital ratio of at least 4%, total risk-based capital ratio of at least 8%, and Tier 1 leverage capital ratio of at least 4%. The Company’s capital levels exceeded the ratios required for bank holding companies. The Company's ability to make capital distributions will depend on the Federal Reserve's accepting the Company's capital plan, the results of the stress tests described in this Form 10-K, and the Bank's capital status, as well as other supervisory factors.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. REGULATORY MATTERS (continued)

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

Any dividends declared and paid have the effect of reducing the Bank’s Tier 1 capital to average consolidated assets and risk-based capital ratios. There were no dividends declared or paid in 2013 or 2012. The Bank returned capital of $179.0 million and $184.0 million to SHUSA in 2013 and 2012, respectively.

The following schedule summarizes the actual Basel I capital balances of the Bank and SHUSA at December 31, 2013 and 2012:

	REGULATORY CAPITAL
	Tier 1 Leverage Capital Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio	Tier 1 Common Capital Ratio(1)
	($ in thousands)
Santander Bank at December 31, 2013:
Regulatory capital	$8,390,428	$8,390,428	$9,550,558	$8,390,428
Capital ratio	12.09%	13.96%	15.89%	13.96%
SHUSA at December 31, 2013 (2)(3):
Regulatory capital	$9,210,100	$9,210,100	$10,555,146	$8,794,393
Capital ratio	12.78%	14.67%	16.81%	14.01%
Santander Bank at December 31, 2012:
Regulatory capital	$8,027,173	$8,027,173	$9,310,905	$8,027,173
Capital ratio	10.52%	12.86%	14.92%	12.86%
SHUSA at December 31, 2012 (2):
Regulatory capital	$8,496,977	$8,496,977	$10,116,806	$8,075,995
Capital ratio	10.79%	13.08%	15.57%	12.43%

(1)
Ratio presented due to regulators emphasizing the Tier 1 common capital ratio in their evaluation of bank and BHC capital levels, although this metric is not provided for in bank regulations. For all BHCs undergoing its Comprehensive Capital Analysis and Review, the Federal Reserve has established a 5% minimum Tier 1 common capital ratio under stress scenarios.

(2)	Ratios have been determined using SHUSA's current accounting method for SCUSA as an equity method investment.

(3)	The consolidation of SCUSA (as described in Note 6) will have an impact to SHUSA's regulatory capital ratios during the first quarter.

NOTE 20. RELATED PARTY TRANSACTIONS

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

See Note 10 to the Consolidated Financial Statements for a description of the various debt agreements SHUSA has with Santander.

In December 2011, the Company issued 3.2 million shares of common stock to Santander, which raised proceeds of $800.0 million, and declared an $800.0 million dividend to Santander. This was a non-cash transaction.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. RELATED PARTY TRANSACTIONS (continued)

In March 2010, the Company issued a $750 million subordinated note to Santander, which matures in March 2020. This subordinated note bears interest at 5.75% until March 2015 and then bears interest at 6.25% until maturity. SHUSA paid Santander approximately $43.1 million in interest in 2013, 2012, and 2011, respectively. This note was subsequently converted to common stock in February 2014.

The Company has $2.0 billion of public securities consisting of various senior note obligations, trust preferred security obligations and preferred stock issuances. Santander owned approximately 6.0% of the outstanding principal of these securities as of December 31, 2013.

The Company has entered into derivative agreements with Santander and Abbey National Treasury Services PLC, a subsidiary of Santander, which consist primarily of swap agreements to hedge interest rate risk and foreign currency exposure. These contracts had notional values of $2.7 billion and $3.9 billion, respectively, as of December 31, 2013, compared to $3.8 billion and $2.4 billion, respectively, as of December 31, 2012.

In 2006, Santander provided confirmation of standby letters of credit issued by the Bank. During the years-ended December 31, 2013 and 2012, the average unfunded balance outstanding under these commitments was $34.8 million and $330.7 million, respectively. The Bank paid approximately $0.3 million in fees to Santander in the year ended December 31, 2013 in connection with these commitments, compared to $2.5 million in fees in the year-ended December 31, 2012 and $10.5 million in the year ended December 31, 2011.

SHUSA has a $500 million line of credit with Santander that was initiated in November 2012. There was no activity in 2013 related to this line of credit.

During the year ended December 31, 2013, the Company paid $2.5 million in rental payments to Santander compared to $0.9 million in 2012. There were no material rental payments made in connection with this agreement in 2011.

In the ordinary course of business, we may provide loans to our executive officers, directors, and principal stockholders, also known as Regulations O insiders. Pursuant to our policy, such loans are issued on the same terms as those prevailing at the time for comparable loans to unrelated persons and do not involve more than the normal risk of collectability. As permitted by Regulation O, certain mortgage loans to directors and executive officers of the Company and the Bank, including the Company's executive officers, are priced at up to a 1.0% discount to market and require no application fee, but contain no other terms than terms available in comparable transactions with non-employees. The 1.0% discount is discontinued when an employee terminates his or her employment with the Company or the Bank. The outstanding balance of these loans was $9.6 million and $6.5 million at December 31, 2013 and December 31, 2012, respectively.

The Company and its affiliates entered into or were subject to various service agreements with Santander and its affiliates. Each of the agreements was done in the ordinary course of business and on market terms. Those agreements include the following:

•
NW Services Co., a Santander affiliate doing business as Aquanima, is under contract with the Bank to provide procurement services, with fees paid in 2013 in the amount of $3.3 million in 2013, $3.7 million in 2012 and $3.4 million in 2011. There were no payables in connection with this agreement in the years ended 2013 and 2012. The fees related to this agreement are recorded in Outside services in the Consolidated Statement of Operations.

•
Geoban, S.A., a Santander affiliate, is under contract with the Bank to provide administrative services, consulting and professional services, application support and back-office services, including debit card disputes and claims support, and consumer and mortgage loan set-up and review, with total fees paid in 2013 in the amount of $15.7 million, $17.2 million in 2012 and $15.3 million in 2011. In addition, as of December 31, 2013 and December 31, 2012, the Company had payables with Geoban, S.A. in the amounts of $0.7 million and $2.3 million, respectively. The fees related to this agreement are recorded in Outside services in the Consolidated Statement of Operations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. RELATED PARTY TRANSACTIONS (continued)

•
Ingenieria De Software Bancario S.L., a Santander affiliate, is under contract with the Bank to provide information technology development, support and administration, with fees paid in 2013 in the amount of $125.8 million, $137.1 million in 2012 and $113.7 million in 2011. In addition, as of December 31, 2013 and December 31, 2012, the Company had payables with Ingenieria De Software Bancario S.L. in the amounts of $31.4 million and $27.9 million, respectively. The fees related to this agreement are capitalized in Premises and equipment on the Consolidated Balance Sheet.

•
Produban Servicios Informaticos Generales S.L., a Santander affiliate, is under contract with the Bank to provide professional services, and administration and support of information technology production systems, telecommunications and internal/external applications, with fees paid in 2013 in the amount of $93.9 million, $101.3 million in 2012 and $82.6 million in 2011. In addition, as of December 31, 2013 and December 31, 2012, the Company had payables with Produban Servicios Informaticos Generales S.L. in the amounts of $1.2 million and $5.3 million, respectively. The fees related to this agreement are recorded in Occupancy and equipment expenses and Technology expense in the Consolidated Statement of Operations.

•
Santander Back-Offices Globales Mayoristas S.A., a Santander affiliate, is under contract with the Bank to provide administrative services and back-office support for the Bank’s derivative, foreign exchange and hedging transactions and programs. Fees in the amount of $0.4 million were paid to Santander Back-Offices Globales Mayoristas S.A. with respect to this agreement in 2013, 2012, and 2011. There were no payables in connection with this agreement in 2013 or 2012. The fees related to this agreement are recorded in Outside services in the Consolidated Statement of Operations.

•
Santander Global Facilities (“SGF”), a Santander affiliate, is under contracts with the Bank to provide (i) administration and management of employee benefits and payroll functions for the Bank and other affiliates, including employee benefits and payroll processing services provided by third-party vendors through sponsorship by SGF, and (ii) property management and related services. In 2013, fees in the amount of $11.6 million were paid to SGF with respect to this agreement, compared to $11.0 million in 2012 and $10.8 million in 2011. There were no payables in connection with this agreement in 2013 or 2012. The fees related to this agreement are recorded in Outside services in the Consolidated Statement of Operations.

•
Santander Securities LLC, a Santander affiliate, entered into a contract with the Bank as of April 2012 to provide integrated services and conduct broker-dealer activities and insurance services. Santander Securities collects amounts due from customers on behalf of the Bank and remits the amounts net of fees. As of December 31, 2013, the Company had receivables with Santander Securities in the amount of $3.7 million, compared to $3.9 million in 2012, which are recorded within Other assets on the Consolidated Balance Sheet. Fees recognized related to this agreement were $49.5 million for the year-ended December 31, 2013, compared to $8.3 million in 2012, which are recorded within Consumer fees in the Consolidated Statement of Operations. Fees incurred in 2013 were $0.2 million, compared to $3.3 million in 2012. There were no fees paid or receivables related to this agreement in 2011. There were no payables in connection with this agreement in 2013 or 2012.

•
During the years ended December 31, 2013, 2012, and 2011, the Company recorded expenses of $10.8 million, $27.2 million, and $39.8 million, respectively, related to transactions with SCUSA, which are recorded within Loan expense on the Consolidated Statement of Operations. In addition, as of December 31, 2013 and 2012, the Company had receivables and prepaid expenses with SCUSA in the amounts of $39.0 million and $59.2 million, respectively, which are recorded within Other assets on the Consolidated Balance Sheet, and payables to SCUSA in the amounts of $3.0 million and $4.5 million, respectively, which are recorded within Accrued expenses and payables on the Consolidated Balance Sheet. The activity is primarily related to SCUSA's servicing of certain outstanding Bank loan portfolios and dividends paid by SCUSA to SHUSA.

On June 28, 2013, the Bank entered into a servicing and sourcing agreement with SCUSA for Chrysler dealer lending opportunities, under which SCUSA provides servicing on loans originated by the Bank. On August 16, 2013, the Company purchased performing dealer loans with an outstanding balance of $204.8 million from SCUSA, which have been classified as commercial and industrial loans.

On February 4, 2014, the Bank entered into a flow agreement with SCUSA under which the Bank has the first right to review and approve Chrysler Capital consumer vehicle lease applications. SCUSA will provide servicing and receive an origination fee on all leases originated under this agreement.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21. PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of the parent company is as follows:

BALANCE SHEETS

	AT DECEMBER 31,
	2013	2012
	(in thousands)
Assets
Cash and cash equivalents	$295,031	$332,821
Available-for-sale investment securities	39,382	39,382
Loans to non-bank subsidiaries	—	—
Investment in subsidiaries:
Bank subsidiary	8,450,766	8,697,439
Non-bank subsidiaries	4,519,452	4,325,650
Equity method investments	2,961,938	2,701,426
Other assets	294,905	257,045
Total assets	$16,561,474	$16,353,763
Liabilities and stockholder's equity
Borrowings and other debt obligations	$2,589,503	$2,568,422
Borrowings from non-bank subsidiaries	138,495	137,600
Other liabilities	288,493	405,739
Total liabilities	3,016,491	3,111,761
Stockholder's equity	13,544,983	13,242,002
Total liabilities and stockholder's equity	$16,561,474	$16,353,763

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21. PARENT COMPANY FINANCIAL INFORMATION (continued)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	YEAR ENDED DECEMBER 31,
	2013	2012	2011
	(in thousands)
Dividends from bank subsidiary	$—	$148,747	$—
Dividends from non-bank subsidiaries	—	35,253	425,762
Interest income	3,365	2,749	3,676
Income from equity method investments (1)	449,357	444,326	982,913
Other income	2,009	2,018	677
Total income	454,731	633,093	1,413,028
Interest expense	161,812	162,659	148,937
Other expense	44,678	344,019	376,092
Total expense	206,490	506,678	525,029
Income before income taxes and equity in earnings of subsidiaries	248,241	126,415	887,999
Income tax provision/(benefit)	54,235	(177,105)	307,412
Income before equity in earnings of subsidiaries	194,006	303,520	580,587
Equity in undistributed earnings of:
Bank subsidiary	344,994	203,735	316,934
Non-bank subsidiaries	89,103	53,980	360,725
Net income	628,103	561,235	1,258,246
Other comprehensive income, net of tax:
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	39,751	28,822	(2,744)
Net unrealized (losses)/gains recognized on investment securities	(359,616)	72,471	188,720
Amortization of defined benefit plans	11,163	(241)	(10,000)
Total other comprehensive (loss)/income	(308,702)	101,052	175,976
Comprehensive income	$319,401	$662,287	$1,434,222

(1)
In the year ended December 31, 2011, a pre-tax gain of $987.7 million was recognized in Other income related to the SCUSA Transaction and an equity method investment of $2.65 billion was recognized in Other assets.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21. PARENT COMPANY FINANCIAL INFORMATION (continued)

STATEMENT OF CASH FLOWS

	FOR THE YEAR ENDED DECEMBER 31
	2013	2012	2011
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$628,103	$561,235	$1,258,246
Adjustments to reconcile net income to net cash (paid in)/provided by operating activities:
Undistributed earnings of:
Bank subsidiary	(344,994)	(203,735)	(316,934)
Non-bank subsidiaries	(89,103)	(53,980)	(360,725)
Stock based compensation expense	2,057	3,720	4,054
Remittance to Santander for stock based compensation	(3,877)	(5,568)	(4,333)
Equity earnings from equity method investments	(449,357)	(444,326)	(987,650)
Dividends from equity method investments	188,661	477,502	—
Net change in other assets and other liabilities	(152,575)	(87,677)	550,541
Net cash (paid in)/provided by operating activities	(221,085)	247,171	143,199
CASH FLOWS FROM INVESTING ACTIVITIES:
Net capital returned from/(contributed to) subsidiaries	178,266	(1,765)	806,094
Net (increase)/decrease in loans to subsidiaries	—	2,000	8,000
Cash paid related to the SCUSA Transaction	—	—	(10,000)
Net cash provided by / (used in) investing activities	178,266	235	804,094
CASH FLOWS FROM FINANCIAL ACTIVITIES:
Repayment of other debt obligations	(481,267)	(764,383)	(463,740)
Net proceeds received from senior notes and senior credit facility	500,000	598,242	500,000
Net change in commercial paper	—	(18,090)	(951,502)
Net change in borrowings	896	995	566
Dividends to preferred stockholders	(14,600)	(14,600)	(14,600)
Dividends to non-controlling interest	—	—	(39,552)
Net proceeds from the issuance of preferred stock	—	—	—
Net cash provided by/(used in) financing activities	5,029	(197,836)	(968,828)
(Decrease)/Increase in cash and cash equivalents	(37,790)	49,570	(21,535)
Cash and cash equivalents at beginning of period	332,821	283,251	304,786
Cash and cash equivalents at end of period	$295,031	$332,821	$283,251

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22. BUSINESS SEGMENT INFORMATION

The Company’s reportable segments, excluding its investment in SCUSA, are focused principally around the customers the Bank serves. The Company has identified the following reportable segments:

•
The Retail Banking segment is primarily comprised of branch locations and residential mortgage business. The branches are responsible for attracting deposits through a variety of demand and negotiable order of withdrawal ("NOW") accounts, money market and savings accounts, CDs and retirement savings products. The branch locations also offer consumer loans such as home equity loans and lines of credit, as well as business banking and small business loans to individuals. Santander Universities, which provides grants and scholarships to universities and colleges around the globe as a way to foster education through research, innovation and entrepreneurship is the last component of the retail banking segment.

•
The Auto Finance & Alliances segment currently provides indirect and direct consumer loans, as well as wholesale loans to dealers. The customers in this segment are high quality, multi-franchise dealers.

•
The Investment Services segment offers annuities, mutual funds, managed monies, insurance products and acts as an investment brokerage agent to the customers of the Retail reporting unit. Currently, annuities comprise the majority of the assets under management.

•	The Real Estate & Commercial Banking segment offers commercial real estate loans, multi-family loans, commercial loans, and the Bank's related commercial deposits.

•
The Specialty & Government Banking segment provides financing and deposits for government entities and provides niche product financing for specific industries, including oil and gas, commercial equipment financing, and mortgage warehousing, among others.

•	The GBM & Large Corporate Banking segment serves the need of global commercial and institutional customers by leveraging the international footprint of Santander Group.

•
The Non-Strategic Assets segment is primarily comprised of non-strategic lending groups, which include runoff of indirect legacy automobile, aviation and continuing care retirement community portfolios.

•
SCUSA is a specialized consumer finance company engaged in the purchase, securitization, and servicing of retail installment contracts originated by automobile dealers and direct origination of retail installment contracts over the internet. As of December 31, 2013, the Company owned approximately 65% of SCUSA. The Company's investment balance in SCUSA for the year ended December 31, 2013 was $2.9 billion, compared to $2.7 billion for 2012.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22. BUSINESS SEGMENT INFORMATION (continued)

The application and development of management reporting methodologies is a dynamic process and is subject to periodic enhancements. The implementation of these enhancements to the internal management reporting methodology may materially affect the results disclosed for each segment, with no impact on the consolidated results. Whenever significant changes to management reporting methodologies take place, prior period information is reclassified wherever practicable.

During the first quarter of 2013, internal funds transfer pricing ("FTP") guidelines and methodologies were revised to align with Santander corporate criteria for internal management reporting. This change included implementation of contract-level liquidity premium methodology replacing the weighted average life method assumptions used in 2012 for internal management reporting. These changes in internal FTP guidelines and methodologies impact all reporting segments. However, the impact varies based on the segment's product portfolio composition.

During the third quarter of 2013, certain management and business line changes were announced which were effective for reporting purposes during the fourth quarter. Accordingly, the following changes were made within the Company's reportable segments to provide greater focus on each of its core businesses:

•	New originations in the Auto Finance & Alliances business, previously under the Retail Banking reportable segment, are now part of the Auto Finance & Alliances reportable segment.

•	Previously under the Retail Banking reportable segment, Investment Services is now a separate reportable segment.

•	Santander Universities, previously included in the Other category, is now part of the Retail Banking reportable segment.

•	Previously under the Corporate Banking reportable segment, Real Estate & Commercial Banking and Specialty & Government Banking are now separate reportable segments.

Excluding the FTP change in the first quarter of 2013, prior period results have been recast to conform to the new composition of the reportable segments. Due to system constraints, the FTP change is not able to be recast.

The following tables present certain information regarding the Company’s segments. All balances are presented in thousands.

For the Year Ended			Investment Services	Real Estate & Commercial Banking
December 31, 2013	Retail Banking	Auto Finance & Alliances			Specialty & Government Banking	GBM & Large Corporate Banking	Non-Strategic Assets	Other(2)	Equity method investment in SCUSA	Total
Net interest income	$759,103	$17,849	$5	$401,097	$93,492	$164,790	$26,338	$51,097	$—	$1,513,771
Total non-interest income	344,094	867	49,330	104,993	15,257	81,670	10,063	28,652	453,157	1,088,083
Provision for credit losses	148,162	1,892	—	(49,650)	2,453	(893)	(11,939)	(43,175)	—	46,850
Total expenses	861,380	6,132	35,078	154,789	31,168	56,884	33,802	587,368	—	1,766,601
Income/(loss) before income taxes	93,655	10,692	14,257	400,951	75,128	190,469	14,538	(464,444)	453,157	788,403

Intersegment (expense)/revenue(1)	115,248	(3,755)	5	(381,907)	(3,358)	(48,247)	(26,150)	348,164	—	—
Total average assets	$19,570,351	$772,851	$1,455	$20,060,250	$2,760,241	$8,150,883	$878,976	$27,632,641	$—	$79,827,648

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22. BUSINESS SEGMENT INFORMATION (continued)

For the Year Ended			Investment Services	Real Estate & Commercial Banking
December 31, 2012	Retail Banking(3)	Auto Finance & Alliances			Specialty & Government Banking	GBM & Large Corporate Banking	Non-Strategic Assets	Other(2)	Equity method investment in SCUSA		Total
Net interest income	$716,252	$15,238	$3	$408,188	$90,854	$136,989	$40,798	$265,801	$—	1,674,123,000	$1,674,123
Total non-interest income	366,930	998	44,693	72,185	11,900	60,985	14,131	120,202	447,572	1,139,596,000	1,139,596
Provision for credit losses	271,926	(537)	—	(7,776)	(3,832)	14,983	765	117,271	—	392,800,000	392,800
Total expenses	831,970	2,130	32,335	130,833	25,249	48,585	27,729	867,301	—		1,966,132
Income/(loss) before income taxes	(20,714)	14,643	12,361	357,316	81,337	134,406	26,435	(598,569)	447,572	454,787,000	454,787

Intersegment (expense)/revenue(1)	(21,292)	(6,906)	3	(433,033)	(377)	(58,428)	(53,291)	573,324	—		—
Total average assets(4)	$21,996,224	$836,082	$127	$19,720,608	$2,204,482	$7,529,074	$1,491,259	$29,266,820	$—		$83,044,676

For the Year Ended			Investment Services	Real Estate & Commercial Banking
December 31, 2011	Retail Banking(6)	Auto Finance & Alliances			Specialty & Government Banking	GBM & Large Corporate Banking	Non-Strategic Assets	Other(2)(7)	Equity method investment in SCUSA	Total
Net interest income	$726,718	$18,633	$4	$330,887	$78,009	$88,021	$55,643	$381,584	$2,185,315	$3,864,814
Total non-interest income	395,554	1,189	5,083	62,708	12,460	43,460	16,490	1,004,354	440,525	1,981,823
Provision for credit losses(5)	225,916	1,103	—	175,458	1,128	24,151	73,158	(184)	819,221	1,319,951
Total expenses	789,731	985	26,179	121,354	14,992	16,536	27,700	808,297	554,387	2,360,161
Income/(loss) before income taxes	106,625	17,734	(21,092)	96,783	74,349	90,794	(28,725)	577,825	1,252,232	2,166,525

Intersegment (expense)/revenue(1)	(47,371)	(4,973)	4	(556,961)	(6,337)	(19,382)	(109,328)	744,348	—	—
Total average assets(4)	$21,941,330	$755,114	$24	$19,594,169	$1,954,356	$4,843,020	$2,545,113	$24,629,528	$15,815,394	$92,078,048

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and are included in net interest income.

(2)
Other is not considered a segment and includes earnings from the investment portfolio, interest expense on the Bank’s borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

(3)
Income/(loss) before income taxes reflects the impact of two main items, Chapter 7 bankruptcy loans described in Note 4 and GSE reserves that have been fully allocated to the Retail Banking reportable segment.

(4)	Average assets for Other in 2012 includes a full year of equity investment in SCUSA, while average assets in 2011 only included one day of the investment.

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

(6)	The Retail Banking segment fees and other income includes residential servicing rights impairments of $42.5 million for 2011.

(7)	In 2011, fees and other income in the Other category included a $987.7 million gain related to the SCUSA Transaction.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A - CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer, Chief Financial Officer and Comptroller, has evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of December 31, 2013. Based on that evaluation, the Company's Chief Executive Officer, Chief Financial Officer, and Comptroller concluded that the Company's disclosure controls and procedures were effective as of December 31, 2013.

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

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting occurred during 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of SHUSA

Jose Antonio Alvarez - Age 54. Mr. Alvarez was appointed to SHUSA’s Board on January 26, 2012. He is the Executive Vice President of Financial and Investor Relations for Santander and its Chief Financial Officer. He previously served as the Head of Finance Management for Santander from 2002 to 2012. Mr. Alvarez served as Financial Management Manager/ Financial Director for BBVA from 1999 to 2002 and as Financial Director of Corporacion Bancaria de España, S.A. (Argentina) from 1995 to 1999. He is a member of the Board of Directors of Bolsas y Mercados Españoles, the operator of all stock markets and financial systems in Spain. Mr. Alvarez has a B.A. in Business Administration and Economics from the Universidad de Santiago de Compostela, Spain and an M.B.A. from the University of Chicago. He brings significant financial expertise to the Board.

Roman Blanco - Age 49. Mr. Blanco was appointed President and Chief Executive Officer of SHUSA and the Bank in 2013, serves as a member of the Board of SHUSA and the Bank and is the Chairman of SHUSA and the Bank’s Executive Management Committees. He was appointed a member of the Board of Directors of SCUSA and Santander Investment Securities, Inc. in 2013. From 2012 to 2013, Mr. Blanco served as President and Chief Executive Officer of Santander Bancorp and Banco Santander Puerto Rico. He served as country head of Banco Santander Colombia from 2007 to 2012, and was Vice President of Banco Santander Banespa in Brazil from 2004 to 2007. Prior to joining Santander, Mr. Blanco worked for 13 years with consulting firm McKinsey & Company, where he was a senior partner responsible for multiple client engagements and projects in the financial services sector. Mr. Blanco has a bachelor’s degree in civil engineering from the University of Cantabria in Spain and an M.B.A. from Carnegie Mellon University in Pittsburgh, Pennsylvania. He has extensive global financial experience, and we believe he is qualified to serve on our Board.

Gonzalo de Las Heras - Age 74. Mr. de Las Heras was appointed to SHUSA and the Bank’s Boards in 2006, and is a member of SHUSA and the Bank’s Compensation Committees and the Bank’s CRA Committee. He is Chairman of: Santander Bancorp, Puerto Rico; Banco Santander International, Miami; Santander Bank and Trust Limited, Bahamas; and Banco Santander (Suisse); He is also Honorary Chairman of SCUSA, serving on SCUSA’s Audit Committee. Mr. de Las Heras joined Santander in 1990 and served as Executive Vice President supervising its business in the United States until October 2009, when he retired. Prior to joining Santander, Mr. de Las Heras held various positions at J.P. Morgan, most recently as Senior Vice President and Managing Director heading its Latin American division. He also served as a Director of First Fidelity Bancorporation until its merger with First Union and, from 1993 to 1997, served on the New York State Banking Board. He is a director and past chairman of the Foreign Policy Association and a trustee and past Chairman of the Institute of International Bankers. Mr. de Las Heras has a law degree from the University of Madrid, and as a Del Amo Scholar pursued postgraduate studies in Business Administration and Economics at the University of Southern California.

Mr. de Las Heras brings extensive leadership and financial services expertise to the Board, having served as Executive Vice President supervising Santander's U.S. business until 2009, and currently serving on the Boards of several of the Santander group's affiliates. His experience also includes several positions with J.P. Morgan, as well as director positions with First Fidelity Bancorporation, the Foreign Policy Association and the New York State Banking Board, and a trustee position with the Institute of International Bankers.

Thomas Dundon - Age 42. Mr. Dundon was appointed to SHUSA’s Board in 2011 and served on the Bank's Board from 2011 to 2012. He is the Chief Executive Officer of SCUSA, serving in that role since 2006, and is the Chairman of SCUSA’s Board of Directors. He is also chairman of the non-profit Santander Consumer USA Inc. Foundation. Mr. Dundon previously served as the Executive Vice President of Servicing for Drive Financial Services (now SCUSA) from 2000 to 2005. He holds a bachelor’s degree in economics from Southern Methodist University.

Mr. Dundon brings extensive leadership experience and industry knowledge to the Board, and is an expert on consumer finance, especially automobile loan financing.

Stephen A. Ferriss - Age 68. Mr. Ferriss has served as a director to SHUSA and the Bank’s Boards since 2012, serves as Chairman of SHUSA and the Bank’s Audit Committees, and is a member of SHUSA and the Bank’s Board Enterprise Risk Committees and the Bank’s Bank Secrecy Act/Anti-Money Laundering Oversight Committee. He was appointed a director of SCUSA in 2013, and serves as Chairman of its Audit Committee. He is Chairman of the Nominations Committee and senior independent director of Management Consulting Group PLC, London, a publicly traded company on the London Stock Exchange, and served as Chairman of its Audit Committee from 2008 to 2011. He also served as a Board member of Iberchem in Madrid, Spain from 2007 until 2013, and as a Board member of Santander and Banco Santander Puerto Rico from 2002 to 2010, including as a member of the Audit Committees of those companies. He previously served as President and Chief Executive Officer of Santander Central Hispano Investment Services, Inc. from 1999 to 2002, and held various roles at Bankers Trust Global Investment Bank in London and New York before that. Mr. Ferriss holds a B.A. from Columbia College and an M.I.A. from Columbia University. He brings extensive global experience to the Board as a result of these positions.

Jose Maria Fuster - Age 55. Mr. Fuster was appointed to SHUSA's Board in 2012. He is the Executive Vice President of Technology and Operations for Santander. He also serves on the Boards of Directors of several other companies in the Santander group. He joined Banesto as a Product Manager in 1988 and the Santander group in 1994. Mr. Fuster previously worked for IBM and Arthur Andersen. He received a degree in Aeronautical Engineering from the Escuela Tecnica Superior de Ingenieros Aeronauticos, Universidad Politecnica de Madrid, and a Masters in Direccion Financiera y Control de Gestion from the Instituto de Empresa, Madrid. He brings extensive experience in operations and information technology to the Board.

Jerry Grundhofer - Age 69. Mr. Grundhofer was appointed Chairman of the Boards of SHUSA and the Bank in 2011, and is the Chairman of the Executive Committees of SHUSA and the Bank and of the Bank's Bank Secrecy Act/Anti-Money Laundering Oversight Committee. Mr. Grundhofer served as Chairman of the Board of Citibank, as well as a member of the Board of Directors of Citigroup, from 2009 to 2011. He previously served as a director of Lehman Brothers Holdings from 2008 to 2009, is Chairman Emeritus of U.S. Bancorp, and served as Chairman of the Board of that company from 2002 to 2008. He also served as President and Chief Executive Officer of U.S. Bancorp from its merger with Firstar Corporation in February 2001 until 2004, and continued as Chief Executive Officer until December 2006. Mr. Grundhofer also serves on the Board of Directors of Ecolab in Minneapolis, Minnesota, and as President of the Jerry A. and Kathleen A. Grundhofer Foundation. Mr. Grundhofer received a B.A. from Loyola Marymount University in Los Angeles, CA.

Mr. Grundhofer is a seasoned banker, and brings extensive leadership experience to the Board in all aspects of retail and commercial banking, including risk management, financial reporting, compensation and regulatory compliance. His lengthy career in the commercial banking industry includes serving as Chairman and Chief Executive Officer of U.S. Bancorp and its predecessors, Firstar and Star Banc Corporation, as well as serving on the Boards of several publicly-traded companies, including Citigroup, Citibank, N.A., U.S. Bancorp and the Midland Company Inc.

John P. Hamill - Age 73. Mr. Hamill was appointed to SHUSA and the Bank’s Boards in 2010, and currently serves as Chairman of the Bank's CRA Committee and a member of its Oversight Committee. He joined the Bank in 2000 as Chairman and Chief Executive Officer of its New England division, and served as Chairman of that division until 2010. Prior to 2000, Mr. Hamill was President of Fleet National Bank Massachusetts, President of Shawmut Bank, and President and Chief Executive Officer of Banc One Trust Company. He served as a director of Liberty Mutual Holding Company, Inc., a holding company for the family of Liberty Mutual Group insurance companies, from 2001 to 2012, and served on its Compensation Committee. He is Chairman of the Board of Advisors of the Carroll School of Management at Boston College, Chairman of the Board of Advisors at the College of the Holy Cross, Overseer of the Boston Symphony Orchestra, and a member of the Advisory Board of the Salvation Army of Massachusetts. Mr. Hamill received a B.A. from Holy Cross College in Worcester, MA and a J.D. and L.L.M. from New York University Law School. He has served in the banking industry for over 45 years, and brings a wealth of experience in the financial services industry to the Board.

Marian Heard - Age 73. Mrs. Heard was elected to SHUSA and the Bank’s Boards in 2004. She currently serves as Chair of the Compensation Committees and as a member of the Audit Committees of SHUSA and the Bank. She has served as the President and Chief Executive Officer of Oxen Hill Partners, which specializes in leadership development programs, since 2004. She also served as a director of CVS Caremark Corporation, a publicly-held corporation listed on the New York Stock Exchange and the largest retail pharmacy in the United States, from 1999 until May 2013, including on its Management and Planning Committee, Audit, and Nominating and Corporate Governance Committees; and as a director of Liberty Mutual Holding Company, Inc. from 1994 to April 2013, including as a member of its Audit Committee and as the Chair of its Nominating and Corporate Governance Committee. She also served on the Board of BioSphere Medical, Inc., which specializes in certain bioengineering applications, from 2006 to 2010, including as a member of its Compensation Committee; a director of Blue Cross and Blue Shield of Massachusetts from 1992 to 2011, chairing its Compensation Committee and serving as a member of its Finance Committee; and a director of Fleet Bank of Massachusetts from 1992 to 1998 and Fleet Financial Corporation from 1998 until 2004. She was appointed President and Chief Executive Officer of the United Way of Massachusetts Bay and Chief Executive Officer of the United Way of New England in February 1992, serving until 2004, and serves as a director and vice chairman of MENTOR/National Mentoring Partnership, a director of the Points of Lights Institute, and a trustee of the Dana Farber Cancer Institute. Mrs. Heard received a B.A. in Business from the University of Massachusetts, Amherst, and a Master’s in Education from Springfield College. She brings extensive leadership experience to the Board, having served in both the for-profit and not-for-profit communities.

Alberto Sanchez - Age 49. Mr. Sanchez was reappointed to SHUSA and the Bank’s Boards in January 2009. He previously served on those Boards from March 2007 to October 2008. He is Corporate Development Officer for Santander in the U.S. and Managing Director of Auto Finance and Alliances for the Bank. Since 1997, Mr. Sanchez has held the following positions within the Santander organization: Head of Equity Research, Head of Latin American Equities, and Head of Spanish Equities and Macroeconomics Research. He serves as a director and Vice Chairman of SCUSA and on its Board Enterprise Risk and Audit Committees; a director of Santander Investment Securities, Inc.; and a member of the Bank’s Executive Management Committee. He also serves: as a director of the Greenwich Village Orchestra, Concert Artist Guild; on the Advisory Board of Arts and Sciences at Fordham University; and as a director of the Brooklyn Academy of Music. Mr. Sanchez has a law degree from the Universidad Complutense de Madrid and a Master’s Degree in International Political, Economy and Development from Fordham University. He brings significant global experience and financial services and investment expertise to the Board.

Wolfgang Schoellkopf - Age 81. Mr. Schoellkopf was appointed to SHUSA and the Bank’s Boards in 2009, and currently serves as Chairman of the Board Enterprise Risk Committees, a member of the Executive, Compensation, and Audit Committees of SHUSA and the Bank’s Boards, and a member of the Bank Secrecy Act/Anti-Money Laundering Oversight Committee and the Oversight Committee of the Bank. From 2004 to 2008, Mr. Schoellkopf served as the Managing Partner of Lykos Capital Management, LLC, a private equity management company. He previously served as the General Manager of Bank Austria Group's U.S. operations from 2000 to 2002, the Chief Financial Officer of First Fidelity Bank in New Jersey from 1990 to 1997, and Executive Vice President and Treasurer of Chase Manhattan Bank. In 1997, Mr. Schoellkopf was elected a director of Sallie Mae Corporation, a leading provider of student loans, and currently serves as its Lead Independent Director. He served as Chairman of its Compensation Committee from 2007 to 2012. From 2009 to 2010, Mr. Schoellkopf served as director of BPW Acquisition Corporation and, since 2010, has served on the Board of The Bank of N.T. Butterfield & Sons, Ltd. in Bermuda. Mr. Schoellkopf received a B.A. in Economics from the University of California, Berkeley and a Ph.D. from Cornell University. In these positions, as well as his previous service as Chief Financial Officer of First Fidelity Incorporated, Mr. Schoellkopf has served a leadership role in the banking industry, which includes investment and international experience and enables him to assist the Board in overseeing all aspects of SHUSA and the Bank's financial operations.

Juan Andres Yanes - Age 52. Mr. Yanes was appointed to SHUSA and the Bank’s Boards in 2009, and currently serves as a member of the Executive and Board Enterprise Risk Management Committees of SHUSA and the Bank and of the Bank's CRA and Oversight Committees. Mr. Yanes has served as the Chief Risk Officer of SHUSA and the Bank since 2013, and previously served as the Chief Compliance and Internal Controls Officer for SHUSA and the Bank from 2011 to 2013. Prior to that, he served as the Chief Executive Officer of Santander's New York operations and as Global Head of Risk Management for Santander. He is a member of SHUSA and the Bank's Executive Management Committees; a director of SCUSA, serving as Chairman of its Board Enterprise Risk Committee and a member of its Audit Committee; a member of the Board of Directors of Banco Santander International; and a member of the Board of Directors of Santander Investment Securities, Inc. He is a director and secretary of the Institute of International Bankers. Mr. Yanes brings extensive risk and compliance experience to the Board.

Executive Officers of SHUSA

Certain information, including principal occupation during the past five years, relating to the executive officers of SHUSA as of the date of this filing is set forth below:

Roman Blanco - Age 49. For a description of Mr. Blanco’s business experience, please see “Directors of SHUSA” above.

Juan Carlos Alvarez - Age 43. Mr. Alvarez was appointed the Chief Financial Officer, Treasurer, and Senior Executive Vice President of SHUSA in 2013 and previously served as SHUSA's and the Bank's Executive Vice President and Corporate Treasurer from 2009 to 2013. He is a member of SHUSA and the Bank's Executive Management Committees, and was appointed a member of the Board of Directors of SCUSA in 2011. He previously served as Global Head of Treasury and Investments for Santander International Private Banking Unit from 2006 to 2009, and as Head of Treasury and Investments for Santander Suisse from 2000 to 2006. Mr. Alvarez is a Chartered Financial Analyst.

Carmen Briongos - Age 47. Ms. Briongos was appointed the Managing Director of Human Resources and Organizational Efficiency and Senior Executive Vice President of SHUSA and the Bank in 2013, and she is a member of the Executive Management Committees of SHUSA and the Bank. She previously served as the Human Resources Director for the Santander Division of America from 2012 to 2013, and was the Chief of Technology and Operations and Vice President of Special Projects for Santander Columbia from 2008 to 2012. She previously held senior management positions in Santander Brasil and Santander Central Hispano. Before that, she worked for McKinsey & Co. as a Senior Engagement Manager. Ms. Briongos has a B.S. in Industrial Engineering from Universidad Politecnica de Cataluna in Spain and a Masters in Science of Administration from MIT.

Maria Calero - Age 61. Ms. Calero was appointed Managing Director of the 4R Project Office and Executive Vice President of SHUSA and the Bank in 2013, and is a member of the Executive Management Committees of SHUSA and the Bank. She previously served as the Chief Compliance Officer of Santander Bancorp and Banco Santander Puerto Rico from 2008 to 2013, and as its Chief Accounting Officer from 2001 to 2008. She previously was a director of Santander Bancorp, Banco Santander Puerto Rico, Santander Securities, LLC, Santander Insurance Agency, Universia PR, Inc., Santander Financial Services, Santander Overseas Bank, and BST International Bank. Before that, Ms. Calero worked for Deloitte and Touche, LLP. She is a Certified Public Accountant.

Christopher K. Pfirrman - Age 54. Mr. Pfirrman has served as SHUSA and the Bank's Senior Executive Vice President and General Counsel since 2012. He is a member of the Executive Management Committees of SHUSA and the Bank. He has been employed by the Bank since 2000, and most recently served as SHUSA and the Bank's Senior Vice President and Deputy General Counsel. Mr. Pfirrman serves as a member of the Association Board of The Clearing House. He received a B.A. from Fairfield University in Connecticut and a J.D. from the College of William and Mary in Virginia.

Guillermo Sabater - Age 45. Mr. Sabater was appointed Senior Executive Vice President and Comptroller of SHUSA and the Bank in 2013, and previously served as the Chief Financial Officer of SHUSA and the Bank from 2009 to 2013. He is also a member of SHUSA and the Bank's Executive Management Committees. Mr. Sabater has 19 years of experience in the banking industry, all with the Santander group. Prior to joining the Bank, Mr. Sabater served as a Chief Financial Officer in Santander's Chile operations from 2006 to 2009, and as Controller of Santander's Consumer Finance Division in Spain from 2003 to 2006.

Julio Somoza - Age 42. Mr. Somoza was appointed the Managing Director of Technology and Operations for SHUSA and the Bank in 2013, and serves on the Executive Committees of SHUSA and the Bank. He previously was the Chief Internal Auditor of SHUSA and the Bank from 2011 to 2013, He previously served as the Director of Market Risk and Global Business for Santander from 2008, Director of Internal Audit for Santander’s New York branch from 2005 to 2008, and held positions in the Internal Audit Departments of Banco Santander Central Hispano in New York and Madrid. He has a B.S. in Business Administration from the Universidad de Salamanca, Spain.

Juan Andres Yanes - Age 52. For a description of Mr. Yanes’ business experience, please see “Directors of SHUSA” above.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires SHUSA's officers and directors, and any persons owning ten percent or more of SHUSA's common stock or any class of SHUSA's preferred stock, to file in their personal capacities initial statements of beneficial ownership, statements of changes in beneficial ownership and annual statements of beneficial ownership with the SEC with respect to their ownership of securities of SHUSA. Persons filing such beneficial ownership statements are required by SEC regulation to furnish SHUSA with copies of all such statements filed with the SEC. The rules of the SEC regarding the filing of such statements require that “late filings” of such statements be disclosed by SHUSA. Based solely on SHUSA's review of copies of such statements received by it, and on written representations from SHUSA's directors and officers, SHUSA believes that all such statements were timely filed in 2013, except that Mr. Blanco's initial statement of beneficial ownership on Form 3 was inadvertently filed late. Since Santander's acquisition of SHUSA, none of the filers has owned any of SHUSA's common stock or shares of any class of SHUSA's preferred stock.

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

ITEM 11 - EXECUTIVE COMPENSATION
Compensation Discussion and Analysis
This Compensation Discussion and Analysis relates to our executive officers included in the Summary Compensation Table, who we refer to collectively as the “named executive officers.” This Compensation Discussion and Analysis explains our role and the role of Santander in setting the compensation of the named executive officers.
For 2013, our named executive officers were:

•	Román Blanco, our President and Chief Executive Officer;

•	Juan Carlos Alvarez, our Chief Financial Officer and co-Principal Financial Officer;

•	Juan Yanes, our former Chief Compliance and Internal Controls Officer and current Chief Risk Officer;

•	Nuno Matos, our Managing Director‑Retail Banking;

•	Juan Davila, our Specialty Managing Director;

•	Guillermo Sabater, our former Chief Financial Officer and current Comptroller and co-Principal Financial Officer;

•	Jorge Morán, our former President and Chief Executive Officer;

•	Edvaldo Morata, our former Managing Director‑Corporate Banking; and

•	Eduardo Stock, our former Managing Director‑Manufacturing Group.

General Philosophy and Objectives
The fundamental principles that Santander and we follow in designing and implementing compensation programs for the named executive officers are to:

•	attract, motivate, and retain highly skilled executives with the business experience and acumen necessary for achieving our long‑term business objectives;

•	link pay to performance;

•	align, to an appropriate extent, the interests of management with those of Santander and its shareholders; and

•	use our compensation practices to support our core values and strategic mission and vision.

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
Santander took into account individual performance, level of responsibility, and track record within the organization in setting each of the named executive officer’s compensation for 2013.
In general, we seek to maximize deductibility for tax purposes of all elements of the compensation of the named executive officers. To that end, we review compensation plans in light of applicable tax provisions and revise compensation plans and arrangements from time to time. We, however, may approve compensation or compensation arrangements for the named executive officers that do not qualify for maximum deductibility when we deem it to be in our best interest.
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

The Parties Involved in Determining Executive Compensation
The Role of Our Compensation Committee
As of the date of the filing of this Annual Report on Form 10‑K, our Compensation Committee included Messrs. de Las Heras and Schoellkopf and Mrs. Heard, who is the Committee chair. Our Compensation Committee has the responsibility of, among other things:

•	reviewing the terms of our incentive compensation programs, including the Executive Bonus Program, in which our named executive officers participate;

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

•
overseeing the administration of our qualified retirement plan under which all eligible employees can participate, including the named executive officers, as well as certain other deferred compensation plans; and

•
approving our affirmative action plan and reviewing, at least annually, the Company’s hiring, termination, compensation, and other employment practices as they relate to the Company’s affirmative action plan.

The fundamental authority and responsibilities of our Compensation Committee in 2013 with respect to compensation matters related to the named executive officers was to:

•	evaluate the standards of the Executive Bonus Program against the guidance issued by the regulatory authorities applicable to us;

•	review the terms of the Executive Bonus Program; and

•	approve any required reports on executive compensation for inclusion in our filings with the SEC, including this Annual Report on Form 10‑K.

Our Compensation Committee met six times in 2013.
The Role of Santander’s Evaluation and Bonus Committee
Santander’s Evaluation and Bonus Committee has the authority and responsibility to oversee the performance management reviews, and to prepare the bonus pools for management to present to Santander’s Appointments and Remuneration Committee. Santander’s Evaluation and Bonus Committee also approves individual bonus awards.
The Role of Santander’s Appointments and Remuneration Committee
Santander’s Appointments and Remuneration Committee has the authority and responsibility to, among other things, present to Santander’s Board the compensation of Santander’s senior executives, which include each of the named executive officers.
The Role of Santander’s Board of Directors
Santander’s Board of Directors approves the compensation of certain of Santander’s management, including our named executive officers. Santander’s Board has delegated certain of its powers and responsibilities to its Executive Committee.

The Role of our Management
In 2010, we established a management advisory and consultation committee, which we call the Compensation Risk Mitigation Committee, to among other purposes, oversee our incentive compensation programs and make presentations to our Compensation Committee with respect to our incentive compensation programs. A key responsibility of our Compensation Risk Mitigation Committee is to review our incentive compensation programs to ensure the programs do not incentivize excessive risk and make recommendations to our Compensation Committee in accordance with applicable laws. The Compensation Risk Mitigation Committee was chaired by our Chief Human Resources Officer through August 2013 and is currently chaired by our Chief Executive Officer. The Compensation Risk Mitigation Committee met four times in 2013.
Our management also played a role in other parts of the compensation process with respect to the named executive officers in 2013. Our Chief Executive Officer generally performed (or delegated to our Human Resources Department) management’s responsibilities (except with respect to his own compensation) in accordance with the rules set forth by Santander. The most significant aspects of management’s role in the compensation process were presenting, and recommending for approval, salary and bonus recommendations for the named executive officers to Santander’s Evaluation and Bonus Committee and, with respect to Messrs. Blanco, Morán, and Yanes, Santander’s Appointments and Remuneration Committee.
None of the named executive officers determined or approved any portion of their own compensation for 2013.
The Role of Outside Independent Compensation Advisors
Santander’s Appointments and Remuneration Committee engaged Towers Watson to provide advice on the general policies and approaches with respect to the compensation of Santander’s worldwide employees. In addition, Santander’s human resources department engaged Mercer ORC to assist it in determining possible salary adjustments for expatriate employees, including the named executive officers, as we describe below. Mercer ORC provided data on the compensation of expatriate employees of other global financial institutions.
We did not separately engage a compensation consultant specifically for 2013.

Components of Executive Compensation
For 2013, the compensation that we paid to our named executive officers consisted primarily of base salary and short‑ and long‑term incentive opportunities, as we describe more fully below. In addition, the named executive officers are eligible for participation in company‑wide benefits plans, and we provide the named executive officers with certain benefits and perquisites not available to the general team member population but that are, in accordance with Santander’s International Mobility Policy. In general, Santander’s objective in establishing its International Mobility Policy is to permit all expatriate employees, which include some of the named executive officers, to maintain on an equal basis at least the same standard of living that they were accustomed to in the employee’s originating country.
Base Salary
Base salary represents the fixed portion of the named executive officers’ compensation and we intend it to provide compensation for expected day‑to‑day performance. The base salaries of the named executive officers were generally set in accordance with each named executive officer’s employment or letter agreement and Santander’s International Mobility policy for expatriate executives of similar levels. While each of the named executive officer’s employment or letter agreements provide for the possibility of increases in base salary, annual increases are not guaranteed. Our Chief Human Resources Officer consulted with Santander’s Appointments and Remuneration Committee and Santander’s Board of Directors in setting the base salary of Messrs. Blanco, Morán, and Yanes. Santander’s Evaluation and Bonus Committee issued recommendations with respect to Santander’s overall salary policy for 2013 for Santander’s “Top Red” executives, including Messrs. Alvarez, Matos, Davila, Sabater, Morata, and Stock. Our Chief Executive Officer recommends for approval to Santander’s Head of Corporate Human Resources the base salaries for these executives, based, in part, on these recommendations.
Annual Discretionary Bonuses
In certain cases, we award annual discretionary bonuses to the named executive officers to motivate and reward outstanding performance. These awards permit us to apply discretion in determining awards rather than applying a formulaic approach that may inadvertently reward inappropriate risk‑taking. None of the named executive officers received discretionary bonuses for 2013.
Retention Bonuses
In certain limited cases, we will provide retention bonuses to certain of our executive officers as an inducement for them to stay in active service with us. Applicable European regulations limit Santander’s ability to award such guaranteed bonuses. We made no retention bonus payments to the named executive officers in 2013.
Short‑Term Incentive Compensation
We provide annual short‑term incentive opportunities for the named executive officers to reward achievement of both corporate and individual performance objectives, as well as to reinforce key behaviors used to achieve short‑term and long‑term success. Our short‑term incentive programs are intended to motivate participants to achieve these objectives by providing an opportunity to receive higher compensation if these objectives are met.
Our short‑term incentive compensation program generally establishes both financial and non‑financial measures for each executive officer, including threshold performance expectations for triggering incentive payout eligibility as well as target and maximum performance benchmarks for determining ongoing incentive awards and final incentive payouts. We refer to this bonus award program as the “Executive Bonus Program.”
On May 14, 2013, our Compensation Committee reviewed the 2013 Santander Bank Executive Bonus Program for the named executive officers as presented by our Executive Committee and the Compensation Risk Mitigation Committee. The Executive Bonus Program is aligned directly with Santander’s corporate bonus program for executives of similar levels across the Santander platform. The program provides for significant variance in the amount of potential awards, higher or lower, in order to reinforce our pay for performance philosophy. Each of the named executive officers participated in the Executive Bonus Program for 2013, although Messrs. Morán, Morata, and Stock were not eligible to receive an award upon their respective terminations of employment.

The Executive Bonus Program incorporates both Santander and subsidiary metrics to ensure that the plan award pool links the pay of its executives to the pay of other executives of similar levels within the Santander platform. Santander’s financial control division worked with Mr. Morán to validate that the proposed performance metrics aligned with Santander’s overall business goals. We reviewed the appropriateness of the financial measures used in the Executive Bonus Program with respect to the named executive officers and the degree of difficulty in achieving specific performance targets and determined that there was a sufficient balance.
The quantitative metrics for determining the funding plan for 2013 for the named executive officers included net profit and return on risk‑weighted assets targets as follows:

•	55% determined based upon the Bank’s net profit for 2013 versus our target for 2013

•	15% determined based upon the Bank’s return on risk‑weighted-assets for 2013 versus our target for 2013

•	20% determined based upon Santander’s net attributable ordinary profit for 2013 versus its target for 2013

•	10% determined based upon Santander’s return on risk‑weighted assets for 2013 versus its target for 2013

Santander’s Evaluation and Bonus Committee may also adjust the funding plan based on circumstances, including our risk and liquidity profile, the relevant entity’s degree of compliance with local regulations and Santander policies, and, in general, the quality of results. For 2013, there was no net adjustment for our portion of the funding plan but there was a downward adjustment for Santander’s portion based on Santander’s performance in 2013 versus its peers.

We assigned Messrs. Alvarez, Sabater, Matos, Davila, Stock, and Morata a target base bonus amount at the beginning of 2013, based on grade level, market benchmark for the position, authority, duties, and responsibilities. We determined these base bonus amounts, subject to Santander Corporate Human Resources review and approval. Messrs. Blanco’s, Morán’s, and Yanes’s base bonus amounts were set forth in their respective employment agreements. If the relevant entity achieves a certain level of net profit or return on risk‑adjusted capital target, the plan award pool is funded by a specific percentage of the aggregate base bonus amounts of the participants as set forth below:

Achievement of Target	Percentage Payout of Target Bonus Amount
130%	120%
120%	110%
110%	100%
100%	90%
90%	80%
80%	70%
70%	60%
60%	50%
<60%	—%

If the actual quantitative metric falls between the above achievement points, the percentage payout will be interpolated.
For purposes of the Executive Bonus Program, the Bank’s net profit for 2013, after group consolidation and one‑time charges, was $557.2 million. This amount resulted in the achievement of 39.4% of the internal net profit target under the Executive Bonus Program. In addition, the Bank’s return on risk‑weighted assets, after the same adjustments, was 1.0677%, which resulted in achievement of 11.9% of the return on risk‑weighted assets target.
Santander’s ordinary attributable profit for 2013 was €4.37 billion. As determined by Santander’s Bonus and Evaluation Committee, Santander achieved 15.4% of the net profit target. In addition, Santander’s return on risk‑weighted assets was 1.0349%, which resulted in achievement of 8.3% of the internal return on risk‑weighted assets target.
Based on these results and after adjustments for risk/balance/quality and contributions to Santander as well as benchmarking against our peers, the Appointments and Remuneration Committee approved a percentage payout under the Executive Bonus Program for the named executive officers of 73.5%.

We multiply this percentage by each named executive officer’s target bonus amount to establish a proposed bonus amount for the executive. We disclose the named executive officers’ target bonus amounts in the “Grants of Plan‑Based Awards‑2013” table. Each named executive officer’s proposed bonus amount is subject to upward or downward adjustment based on the executive’s individual performance evaluation, but in no event will the aggregate total of the actual bonus amounts exceed the aggregate total of the proposed bonus amounts. Santander intends that the results of such individual performance evaluations be distributed normally as follows: 10% of executives will receive a score of “significantly exceeds expectations,” 15% of executives will receive a score of “exceeds expectations,” 50% of executives will receive a score of “totally meets expectations,” 15% of executives will receive a score of “partially meets expectations,” and 10% of executives will receive a score of “improvable.”
We conducted a detailed assessment of each named executive officer’s accomplishments versus pre‑established goals for the year with respect to the individual performance evaluation results. These goals included specific goals directly related to the named executive officer’s job responsibilities. These goals are not all objective, formulaic, or quantifiable.
Santander’s Evaluation and Bonus Committee, in consultation with Mr. Blanco, approved the final bonus amounts for Messrs. Alvarez, Matos, Sabater, and Davila, subject to the approval of Santander’s Appointments and Remuneration Committee and the ultimate approval of Santander’s Board of Directors.
Santander’s Board of Directors approved Messrs. Blanco’s and Yanes’s bonuses for 2013 in consultation with Santander’s Appointments and Remuneration Committee.
Messrs. Morán, Morata, and Stock did not receive bonuses for 2013.
We made current awards to the named executive officers under the Executive Bonus Program as short‑term incentive awards for 2013 in the amounts that we set forth in the Summary Compensation Table under the caption “Non‑Equity Incentive Plan Compensation.” These amounts include payments made with respect to each of the named executive officer’s individual performance and the performance of Santander and us, as applicable. The named executive officers receive 50% of their awards in cash and 50% in Santander common stock. In addition, participants are required to defer a portion of the bonus as we describe below under the caption “Long‑Term Incentive Compensation.” Any award made in shares of Santander common stock under the Executive Bonus Program is subject to a one‑year holding requirement from the payment date of the award.
For 2014, we anticipate that the structure of our short‑term incentive compensation program will be substantially the same as it was in 2013 although no final decision has been made as of the date of the filing of this Annual Report on Form 10‑K. As of the date of the filing of this Annual Report on Form 10‑K, we have not finalized the target bonus amounts for 2014, nor have we determined the bonus opportunities for the named executive officers for 2014, other than as may be set forth in an applicable employment agreement.
Long‑Term Incentive Compensation
Under the Executive Bonus Program, certain Santander executives, including the named executive officers, are required to defer a portion of their bonus. Messrs. Blanco and Yanes must each defer 50% of their awards and Messrs. Alvarez, Sabater, Matos, and Davila each must defer 40% of their awards. The deferred bonus (whether payable in cash or Santander common stock) is payable in three annual installments if the executive officer remains employed at Santander through the applicable payment date and the executive officer meets certain performance conditions. We describe the deferral portion of the Executive Bonus Program and the applicable performance conditions more fully under the section entitled “Our Equity Compensation Plans.”
Other Compensation
We model the compensation packages for our employees who are expatriates, including certain of the named executive officers, to be competitive globally and within the country of assignment, and attractive to each executive in relation to the significant commitment he must make in connection with a global posting. In addition to the benefits that all our team members are eligible to participate in, the expatriate employees are eligible for certain other benefits and perquisites. The additional benefits and perquisites that were significant when compared to other compensation received by our other executive officers include housing expenses, children’s education costs, travel expenses, and tax equalization payments. These benefits and perquisites are, however, consistent with those paid to similarly situated Santander executives who are subject to appointment to Santander locations globally as deemed appropriate by Santander senior management. Additionally, Santander reviewed compensation surveys of human resources advisory firms, which have shown that these types of benefits and perquisites are common elements of expatriate programs of global companies.

After a period of time of employment with us, we offer our expatriate employees an opportunity to continue working with us as regular (i.e. non-expatriate) employees. Regular employees are not generally entitled to the benefits and perquisites described above. We provide certain compensation to these expatriate employees in connection with their transition to regular employee status. In 2013, Mr. Davila transitioned to regular employee status and received payments in that regard.

In 2013, we awarded certain of our employees, including Messrs. Matos, Davila, and Sabater, one Series C preferred share of Sovereign Real Estate Investment Trust in order to comply with the shareholder requirement under the Internal Revenue Code for real estate investment trusts. Our Chief Human Resources Officer recommended the individuals to receive such shares based on his determination of their status as valued members of our management team.
We describe the additional perquisites and benefits that we paid to the named executive officers below in the notes to the Summary Compensation Table.
Retirement Benefits
Each of the named executive officers who we employed at the end of 2013 is eligible to participate in our qualified retirement plan under the same terms as our other eligible employees. In addition, (i) certain of Santander’s executive officers, including Messrs. Blanco, Matos, Davila and Sabater participate in defined contribution retirement plans that Santander provides for certain of its executives; (ii) Mr. Yanes is, and Mr. Morán was, entitled to, under certain circumstances, certain payments under their respective employment agreements with Santander upon their retirement, including a defined contribution benefit; and (iii) Mr. Stock is entitled to receive a pension benefit upon his official retirement as determined under Portuguese law. Santander provides these benefits in order to foster the development of these executives’ long‑term careers with Santander. We describe these executive officers’ retirement benefits below under the captions “Other Arrangements,” and, in the case of Messrs. Yanes and Morán, under the description of their employment agreements.
Employment and Other Agreements
We have entered into letter agreements with certain of our named executive officers to establish key elements of compensation that differ from our standard plans and programs. Santander has also entered into employment agreements with Messrs. Blanco and Yanes. Messrs. Morán, Morata, and Stock had similar agreements prior to their respective terminations of employment. Messrs. Blanco’s, Yanes’s, and Davila’s agreements facilitate the creation of covenants, such as those prohibiting post‑employment competition or solicitation by the executives. We have entered into a severance agreement with Mr. Morán and waiver and release of claims agreements with Messrs. Morata and Stock in connection with such terminations. Santander and we both believe these agreements provide stability to the organization and further our overarching compensation objective of attracting and retaining the highest quality executives to manage and lead us. We discuss these agreements below under the caption “Description of Employment and Related Agreements.”
Benchmarking
In 2013, we did not undertake any benchmarking with respect to our named executive officers’ compensation. Santander has periodically used compensation surveys and databases to assist it in setting certain of its executive officers’ overall compensation.
In 2013, Towers Watson assisted Santander in benchmarking Messrs. Morán’s, Blanco’s, and Yanes’s compensation. The peer group that Santander used was Capital One Financial Corp., CNA Financial Corporation, KeyCorp, M&T Bank Corporation, Northern Trust Corporation, People’s United Financial, Inc., PNC Financial Services, Inc., State Street Corporation, TD Bank, United Services Automobile Association, U.S. Bancorp, and Webster Financial Corp.
Santander also considered a peer group when it determined the adjustments to make to the named executive officers awards under the Executive Bonus Program, as we describe under “Short-Term Incentive Compensation." The peer group that Santander used was BB&T Bank, Capital One Bank, Fifth Third Bank, First Niagara Bank, Huntington National Bank, KeyBank, M&T Bank, PNC Bank, RBS Citizens, N.A., TD Bank, and U.S. Bank.

Matters Relating to the Compensation Committee of the Board
Compensation Committee Report
For purposes of Item 407(e)(5) of Regulation S‑K, the Compensation Committee furnishes the following information. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included in Part III‑Item 11 of the Form 10‑K with management. Based upon the Compensation Committee’s review and discussion with management, the Compensation Committee has recommended that the Compensation Discussion and Analysis be included in the Form 10‑K for the fiscal year ended December 31, 2013.
Submitted by:
Marian L. Heard, Chair
Gonzalo de Las Heras
Wolfgang Schoellkopf
The foregoing “Compensation Committee Report” shall not be deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act, and notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act or the Securities Exchange Act, that incorporate future filings, including this Form 10‑K, in whole or in part, the foregoing “Compensation Committee Report” shall not be incorporated by reference into any such filings.
Compensation Committee Interlocks and Insider Participation
The following directors served as members of our Compensation Committee in 2013: Marian Heard (Chair), Wolfgang Schoellkopf, and Jorge Moran.
During the 2013 fiscal year, Mr. Morán also served as an executive officer of Santander and an affiliated entity, and certain relationships existed between SHUSA and its affiliates, on the one hand, and Santander and its affiliates, on the other hand. With these exceptions, no member of the Compensation Committee (i) was, during the 2013 fiscal year, or had previously been, an officer or employee of SHUSA or its subsidiaries nor (ii) had any direct or indirect material interest in a transaction of SHUSA or a business relationship with SHUSA, in each case that would require disclosure under the applicable rules of the SEC.  Except as described above, no other interlocking relationship existed between any member of our Compensation Committee or an executive officer of SHUSA, on the one hand, and any member of the Compensation Committee (or committee performing equivalent functions, or the full Board of Directors) or an executive officer of any other entity, on the other hand, requiring disclosure pursuant to the applicable rules of the SEC.

Summary Compensation Table-2013

Name and Principal Position	Year	Salary ($) (10)	Bonus ($)	Stock Awards ($) (11)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (12)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (13)	All Other Compensation ($) (14)	Total ($)

Román Blanco (1)	2013	$450,462	$—	$392,309	$—	$593,233	$26,672	$553,944	$2,016,620
President and Chief Executive Officer

Juan Carlos Alvarez (2)	2013	$334,615	$—	$315,000	$—	$237,500	$—	$17,106	$904,221
Chief Financial Officer

Nuno Matos(3)	2013	$413,790	$—	$550,000	$—	$375,000	$15,104	$628,488	$1,982,382
Managing Director-Retail Banking	2012	$413,679	$—	$600,000	$—	$550,000	$—	$406,695	$1,970,374
	2011	$395,668	$—	$975,668	$—	$600,000	$—	$348,235	$2,319,571

Juan Yanes(4)	2013	$989,708	$—	$803,434	$—	$767,500	$58,220	$1,359,051	$3,977,913
Chief Risk Officer	2012	$872,223	$—	$970,815	$—	$803,434	$—	$3,329,073	$5,975,545
	2011	$464,727	$—	$842,188	$—	$970,815	$1,093,620	$398,729	$3,770,079

Juan Davila(5)	2013	$399,846	$—	$305,000	$—	$217,500	$13,969	$1,206,922	$2,143,237
Specialty Managing Director

Jorge Morán(6)	2013	$1,852,700	—	$1,461,580	—	$—	$89,600	$8,919,551	$12,323,431
Former President and Chief Executive Officer	2012	$2,522,000	$—	$1,766,077	$—	$1,461,580	$—	$2,429,432	$8,179,089
	2011	$1,888,398	$—	$727,481	$—	$1,766,076	$7,169,290	$771,850	$12,323,095

Guillermo Sabater (7)	2013	$349,253	$—	$305,000	$—	$225,000	$11,141	$492,643	$1,383,037
Former Chief Financial Officer and current Comptroller	2012	$334,582	$—	$330,000	$—	$305,000	$—	$458,307	$1,427,889
	2011	$284,222	$—	$331,791	$—	$330,000	$—	$362,509	$1,308,522

Edvaldo Morata (8)	2013	$336,303	$—	$387,500	$—	$—	$—	$1,894,376	$2,618,179
Former Managing Director‑ Corporate Banking	2012	$425,653	$—	$500,000	$—	$387,500	$—	$343,765	$1,656,918

Eduardo Stock (9)	2013	$400,311	$—	$450,000	$—	$—	$801,133	$1,863,441	$3,514,885
Former [Managing Director-Manufacturing Group]

Footnotes:

1.
Mr. Blanco began serving as our and the Bank’s Chief Executive Officer on July 16, 2013. Mr. Blanco also served as a director of us starting as of that date and of the Bank starting as of July 31, 2013. Mr. Blanco receives no compensation for his service as a director.

2.	Mr. Alvarez began serving as our Chief Financial Officer on March 18, 2013. As of that date, he was our co-Principal Financial Officer with Mr. Sabater.

3.	Mr. Matos also served as a director of the Bank for 2013. Mr. Matos receives no compensation for his service as a director.

4.
Mr. Yanes served as our former Chief Compliance and Internal Control Officer through September 24, 2013, and as our Chief Risk Officer thereafter. Mr. Yanes also served as a director of us and of the Bank for 2013. Mr. Yanes receives no compensation for his service as a director.

5.	Mr. Davila served as our Chief Risk Officer through September 24, 2013, and as our Specialty Managing Director thereafter.

6.
Mr. Morán terminated employment on September 23, 2013. Mr. Morán served as our Chief Executive Officer through July 16, 2013. Mr. Morán also served as a director of us and of the Bank to that date. Mr. Morán received no compensation for his service as a director.

7.
Mr. Sabater served as our Chief Financial Officer until March 17, 2013, during which time he was our Principal Financial Officer, and after which time he was our co-Principal Financial Officer with Mr. Alvarez. On March 18, 2013, we appointed him as our Comptroller and Senior Executive Vice President.

8.	Mr. Morata terminated employment as of September 1, 2013.

9.	Mr. Stock terminated employment as of September 30, 2013.

10.	We base the amounts in this column on actual base compensation paid through the end of the applicable fiscal year.

11.
The amounts in these columns reflect the grant date fair value of such awards in accordance with A.S.C. Topic 718, for equity awards granted under Santander’s equity compensation plans. We include the assumptions used in the calculation of these amounts in the footnotes to our audited financial statements included in this Annual Report on Form 10‑K for the fiscal year ended December 31, 2013. The amount for Mr. Blanco in this column also does not include the value of the shares that were immediately payable (and not deferred) under the Executive Bonus Program because the shares were entirely attributable to his service with Banco Santander Puerto Rico before he commenced employment with the Bank. We describe Santander’s equity compensation programs under the caption “Our Equity Compensation Plans.”

12.
The amounts in this column for 2013 do not include amounts payable in Santander common stock that vest in future years pursuant to the terms of the Executive Bonus Program. The amount for Mr. Blanco in this column also does not include amounts reflecting the portion of his cash payment that was immediately payable (and not deferred) under the Executive Bonus Program because the cash payment was entirely attributable to his service with Banco Santander Puerto Rico before he commenced employment with the Bank. We describe the Executive Bonus Program under the caption “Short‑Term Incentive Compensation.” The bonuses earned by the named executive officers for 2013 before deferral were:

Named Executive Officer	Bonus
Román Blanco*	$1,186,465
Juan Carlos Alvarez	$475,000
Nuno Matos	$750,000
Juan Yanes	$1,535,000
Juan Davila	$435,000
Guillermo Sabater	$450,000

*The amount for Mr. Blanco does not include $447,031, which reflects the gross amount immediately payable under the Executive Bonus Program in connection with his service with Banco Santander Puerto Rico. Mr. Blanco’s aggregate bonus for service in 2013 was $1,633,496.

Messrs. Morán, Morata, and Stock did not receive a bonus for 2013.

13.
Includes the aggregate earnings for 2013 with respect to the applicable named executive officer’s account balance in his deferred compensation arrangement with Santander, and, with respect to Mr. Stock, the change in pension value for his defined benefit plan. We describe these arrangements more fully below under “Other Arrangements.”

14.	Includes the following amounts that we paid to or on behalf of the named executive officers:

	Year	Blanco	Alvarez	Matos	Yanes	Morán	Sabater	Davila	Morata	Stock

Provision of Car, Car Allowance, or Personal Use of Company Automobile (*)	2013	$—	$9,000	$11,972	$19,461	$47,960	$12,827	$12,422	$11,790	$87,688
	2012	$—	$—	$11,560	$15,359	$7,750	$10,003	$—	$8,102	$—
	2011	$—	$—	$12,912	$3,987	$8,186	$12,912	$—	$—	$—

Contribution to Defined Contribution Plan	2013	$101,794	$—	$49,603	$422,811	$1,757,476	$37,809	$43,178	$—	$—
	2012	$—	$—	$—	$2,516,194	$1,353,518	$37,735	$—	$—	$—
	2011	$—	$—	$—	$—	$—	$39,761	$—	$—	$—

Club Memberships	2013	$—	$—	$1,382	$—	$5,638	$—	$—	$999	$—
	2012	$—	$—	$660	$1,200	$8,510	$—	$—	$770	$—
	2011	$—	$—	$1,282	$293	$1,727	$—	$—	$—	$—

Relocation Expenses and Temporary Housing	2013	$29,646	$—	$—	$—	$—	$—	$277,097	$—	$—
	2012	$—	$—	$—	$25,330	$—	$—	$—	$—	$—
	2011	$—	$—	$—	$1,750	$150,000	$—	$—	$—	$—

Housing Allowance, Utility Payments, and Per Diem	2013	$130,240	$—	$131,957	$322,841	$576,074	$130,178	$184,131	$83,780	$84,950
	2012	$—	$—	$136,074	$369,349	$361,921	$131,759	$—	$125,040	$—
	2011	$—	$—	$133,184	$314,454	$258,856	$129,199	$—	$—	$—

Legal, Tax, and Financial Consulting Expenses	2013	$2,735	$1,500	$4,365	$9,079	$1,500	$1,500	$1,500	$1,500	$1,500
	2012	$—	$—	$1,968	$1,671	$10,750	$1,500	$—	$1,500	$—
	2011	$—	$—	$49,909	$—	$—	$6,536	$—	$—	$—

Life Insurance Allowance and Medical and Dental Reimbursements	2013	$—	$—	$—	$—	$—	$—	$—	$—	$—
	2012	$—	$—	$—	$—	$—	$—	$—	$—	$—
	2011	$—	$—	$—	$6,187	$—	$—	$—	$—	$—

Tax Reimbursements (**)	2013	$188,425	$726	$320,429	$502,592	$721,999	$182,993	$537,058	$132,300	$222,412
	2012	$—	$—	$191,975	$335,961	$607,132	$162,434	$—	$147,500	$—
	2011	$—	$—	$130,214	$31,148	$294,760	$100,147	$—	$—	$—

School Tuition and Language Classes	2013	$53,736	$—	$53,364	$39,707	$52,307	$83,900	$89,815	$21,482	$81,034
	2012	$—	$—	$49,038	$38,089	$52,666	$66,746	$—	$35,084	$—
	2011	$—	$—	$1,054	$35,468	$36,967	$58,804	$—	$—	$—
	`
Paid Parking	2013	$1,470	$5,880	$5,880	$5,880	$4,410	$5,880	$5,880	$4,410	$4,410
	2012	$—	$—	$5,880	$5,180	$5,880	$5,880	$—	$5,880	$—
	2011	$—	$—	$5,880	$—	$4,758	$5,880	$—	$—	$—

Airfare for Annual Trip Home	2013	$41,583	$—	$42,900	$6,791	$55,486	$23,602	$26,993	$20,217	$9,919
	2012	$—	$—	$9,540	$20,740	$21,305	$42,250	$—	$19,889	$—
	2011	$—	$—	$13,800	$5,442	$16,597	$9,270	$—	$—	$—

REIT Shares	2013	$—	$—	$1,000	$—	$—	$1,000	$1,000	$—	$—
	2012	$—	$—	$—	$—	$—	$—	$—	$—	$—
	2011	$—	$—	$—	$—	$—	$—	$—	$—	$—

REIT Dividends	2013	$—	$—	$80	$—	$—	$80	$80	$—	$—
	2012	$—	$—	$—	$—	$—	$—	$—	$—	$—
	2011	$—	$—	$—	$—	$—	$—	$—	$—	$—

Taxable Fringe Benefits	2013	$4,315	$—	$5,556	$29,889	$228,552	$12,874	$27,768	$—	$—
	2012	$—	$—	$—	$—	$—	$—	$—	$—	$—
	2011	$—	$—	$—	$—	$—	$—	$—	$—	$—

Severance	2013	$—	$—	$—	$—	$5,468,149	$—	$—	$1,617,898	$1,371,528
	2012	$—	$—	$—	$—		$—	$—	$—	$—
	2011		$—	$—	$—		$—	$—	$—	$—

Total	2013	$553,944	$17,106	$628,488	$1,359,051	$8,919,551	$492,643	$1,206,922	$1,894,376	$1,863,441
	2012	$—	$—	$406,695	$3,329,073	$2,429,432	$458,307	$—	$343,765	$—
	2011	$—	$—	$348,235	$398,729	$771,851	$362,509	$—	$—	$—

(*)
The value that we attribute to the personal use of company‑provided automobiles (as calculated in accordance with Internal Revenue Service guidelines) is generally included as compensation on the Forms W‑2 of the named executive officers who receive such benefits. Each such named executive officer is responsible for paying income tax on such amount (generally subject to the right of each named executive officer to receive a tax gross‑up payment with respect to the provision of such benefits). We determined the aggregate incremental cost of any personal use of company automobiles in accordance with the requirements of the U.S. Treasury Regulation § 1.61‑21.

(**)	Includes amounts paid to gross up for tax purposes certain perquisites in accordance with an applicable letter agreement or other arrangement.

Grants of Plan-Based Awards-2013

		Estimated Possible Payouts Under Non‑Equity Incentive Plan Awards (1)	Estimated Possible Payouts Under Equity Incentive Plan Awards	All Other Stock Awards: Number of Shares of Stock or Units ____(#)____	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant __Date__	Target __($)___	Target ___(#)__

Román Blanco		$900,000
	2/8/2013		47,533(3)				$392,309
Juan Carlos Alvarez		$330,000
	2/8/2013		22,900(2)				$189,000
	2/8/2013		15,266 (3)				$126,000
Nuno Matos		$668,189
	2/8/2013		39,983(2)				$330,000
	2/8/2013		26,656(3)				$220,000
Juan Yanes		$885,000
	2/8/2013		48,673 (2)				$401,717
	2/8/2013		48,673 (3)				$401,717
Juan Davila		$325,000
	2/8/2013		22,173 (2)				$183,000
	2/8/2013		14,782 (3)				$122,000
Jorge Morán		$1,877,027
	2/8/2013		88,544(2)				$730,790
	2/8/2013		88,544 (3)				$730,790
Guillermo Sabater		$330,000
	2/8/2013		22,173 (2)				$183,000
	2/8/2013		14,782 (3)				$122,000
Edvaldo Morata		$587,490
	2/8/2013		28,170 (2)				$232,500
	2/8/2013		18,780 (3)				$155,000
Eduardo Stock		$568,189
	2/8/2013		32,714 (2)				$270,000
	2/8/2013		21,809 (3)				$180,000

Footnotes:

(1)
This column reflects the estimated target payouts in cash for named executive officers under the Executive Bonus Program for fiscal year 2013 based on the performance targets that Santander set on February 13, 2013. The estimate for Mr. Blanco reflects his targets for the full fiscal year, including the time that he was employed by Banco Santander Puerto Rico. We report the actual awards that we paid out under our bonus programs in the Summary Compensation Table and describe our bonus programs in the Compensation Discussion and Analysis.

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

Outstanding Equity Awards at Fiscal 2013 Year End

	Stock Awards
Name	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Román Blanco			5,599(1)	$42,598
			24,841(2)	$195,995
			47,533(3)	$392,309

Juan Carlos Alvarez			2,634(1)	$20,040
			10,984(2)	$86,664
			15,266(3)	$125,997

Nuno Matos			21,078(1)	$160,364
			20,279(2)	$159,999
			26,656(3)	$220,003

Juan Yanes			11,559(1)	$87,942
			41,014(2)	$323,600
			48,673(3)	$401,718

Jorge Morán			14,131(1)	$107,510
			74,612(2)	$588,689
			88,544(3)	$730,790

Guillermo Sabater			3,030(1)	$23,053
			11,153(2)	$88,000
			14,782(3)	$122,002

Juan Davila			4,611(1)	$35,081
			11,018(2)	$86,932
			14,782(3)	$122,002

Edvaldo Morata			15,809(1)	$120,277
			16,899(2)	$133,330
			18,780(3)	$154,999

Eduardo Stock			15,809(1)	$120,277
			16,899(2)	$133,330
			21,809(3)	$179,999

Footnotes:

(1)
Santander awarded these shares on February 15, 2011, under the Executive Bonus Program. One‑third of the shares vested on February 15, 2012, one‑third vested on February 15, 2013, and one‑third vested on February 15, 2014, in accordance with the terms of the Executive Bonus Program, which we describe in the Compensation Discussion and Analysis.

(2)
Santander awarded these shares on February 3, 2012, under the Bonus Deferral Program. One‑third of these shares vested on February 3, 2013, one‑ third vested on February 3, 2014, and one‑third vest on February 3, 2015, in accordance with the terms of the Executive Bonus Program.

(3)
Santander awarded these shares on February 8, 2013, under the Bonus Deferral Program. One‑third of these shares vested on February 8, 2014, one‑ third vest on February 3, 2015, and one‑third vest on February 8, 2016, in accordance with the terms of the Executive Bonus Program.

Option Exercises and Stock Vested-2013

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (#)
Román Blanco			—	$—
Juan Carlos Alvarez			31,027	$239,065
Nuno Matos			71,201	$548,608
Juan Yanes			80,739	$622,099
Juan Davila			32,293	$248,820
Jorge Morán			139,981	$1,078,562
Guillermo Sabater			30,780	$237,162
Edvaldo Morata			70,769	$545,280
Eduardo Stock			53,289	$410,595

Our Equity Compensation Plans
As we describe in the Compensation Discussion and Analysis, the named executive officers receive a portion of their compensation in Santander common stock (or American Depositary Shares, in the case of native U.S. participants or participants who elect to have their shares delivered in the U.S.). Set forth below is a description of the deferral feature of the Executive Bonus Program, which is the Santander program under which our named executive officers receive equity compensation.
Under the Executive Bonus Program, certain executive officers, including the named executive officers, are required to defer a portion of their annual bonuses for 2013. The deferral requirement applies to all bonuses and other variable cash compensation. The portion that the executive officer must defer is based the executive’s classification.

Classification	Percentage of Award Deferred
Executive Director	60%
Senior Management	50%
Other Executives	40%
Santander classifies Messrs. Blanco and Yanes as “Senior Management” and therefore they each must defer 50% of his award. Santander classifies Messrs. Alvarez, Sabater, Matos, and Davila as “Other Executives” and therefore they each must defer 40% of their respective awards. Messrs. Morán, Morata, and Stock did not receive a bonus for 2013
All amounts that a participant defers under the Executive Bonus Program are deferred 50% in cash and 50% in Santander common stock. The deferred amounts are paid out in three equal parts over three years provided that the participant remains employed through the applicable payment date (except in certain limited circumstances) and none of the following occurs:

•	Santander’s deficient financial performance;

•	the participant’s breach of internal rules, including those any related to risk;

•	material restatement of Santander’s financial statements, except when modified accounting rules require such restatement; or

•	significant variation in the economic capital or in the Bank’s risk profile.

Any award made in shares of Santander common stock under the Executive Bonus Program is subject to a one‑year holding requirement from the vesting date of the shares.

Our named executive officers deferred the following amounts into the Executive Bonus Program and will be entitled to the following number of shares if the above conditions are satisfied:

Named Executive Officer	Total Amount Deferred	Cash Deferred	Shares Deferred*

Román Blanco**	$816,748	$408,374	$46,052
Juan Carlos Alvarez	$190,000	$95,000	$10,713
Nuno Matos	$300,000	$150,000	$16,915
Juan Yanes	$767,500	$383,750	$43,275
Juan Davila	$174,000	$87,000	$9,811
Guillermo Sabater	$180,000	$90,000	$10,149
* Number of shares based on an exchange rate of €1.322 to $1 and an $8.87 per share price. Amounts deferred by and shares awarded are estimates subject to the applicable tax‑equalization provisions of the named executive officer's respective employment or letter agreement, if applicable.
** Amounts for Mr. Blanco reflect in part cash and shares deferred under the Executive Bonus Program that are attributable to performance periods related to Mr. Blanco’s employment at Banco Santander-Puerto Rico prior to his employment at the Bank but which are generally only payable if Mr. Blanco remains employed through the deferral period.
Santander’s Remuneration Risk Evaluation Committee will determine whether the conditions for payment are satisfied. Santander’s Appointments and Remuneration Committee will recommend to Santander’s Board whether to approve final payment of amounts under the Executive Bonus Program.

Description of Employment and Related Agreements
We and/or Santander have entered into employment agreements and letter agreements with certain of our named executive officers that were in effect in 2013. In addition, we have entered into a severance agreement with Mr. Morán and waiver and release of claims agreements with Messrs. Morata and Stock in connection with each of their respective terminations of employment. Mr. Alvarez does not have a letter or employment agreement. We describe each of the agreements below.
Román Blanco
Santander entered into a letter agreement with Mr. Blanco, dated as of August 10, 2013.
Mr. Blanco’s agreement has a fixed term of three years; provided that either party may terminate the agreement by notifying the other party in writing at least 90 days prior to the termination date.
The agreement provides for a base salary of $1,280,000, which we may increase in accordance with existing policies. In addition, Mr. Blanco is eligible to receive an annual bonus with a base amount of $1,800,000, contingent upon the achievement of annual performance objectives. See the discussion under the caption “Short‑Term Incentive Compensation” for more information about the bonuses paid for 2013.
In connection with Mr. Blanco’s expatriation from Spain to the United States, the agreement provides for:

•	a guaranteed exchange rate of €1 to $1.30800 for transfers from Spain to the United States, up to $218,000 per year.

•	a monthly housing allowance of $30,000 with an additional allowance of $1,000 for utilities on a grossed‑up basis for federal, state, and local income and employment tax purposes;

•	coverage under Santander’s expatriate medical insurance plan and life and accident insurance plan for Mr. Blanco and his family;

•	relocation expenses for Mr. Blanco and his family of up to $17,396, on a grossed‑up basis;

•	moving expenses, or $6,550 in lieu thereof and an allowance for installation costs equal to $16,350 as well as reimbursement for spousal expenses of $6,550;

•	lodging and per diem of $208 for up to 30 days upon initial arrival;

•	travel expenses;

•	payment of admission and tuition fees associated with schooling for Mr. Blanco’s dependents through high school;

•	language lessons for Mr. Blanco and his household family members up to a maximum of 50 hours per family member;

•	reimbursement for the cost of annual visits by Mr. Blanco and his family to Spain pursuant to Santander's travel policy; and

•	assistance with immigration and visa requirements as well as tax planning and preparation services.

In accordance with our policy applicable to all Santander employees who relocate to the United States from abroad in connection with their employment with us, in the event that Mr. Blanco’s employment is terminated without cause, Santander will provide for all reasonable moving and relocation expenses incurred in relocating Mr. Blanco and his family to Spain.
Nuno Matos
Santander entered into a letter agreement with Mr. Matos, dated as of February 25, 2009.
Mr. Matos’s agreement has a fixed term of three years and either party may terminate the agreement by notifying the other party in writing at least 90 days prior to the termination date.
The agreement provides for a base salary of $363,648, which Santander may increase in accordance with existing policies. In addition, Mr. Matos is eligible to receive a target base bonus contingent upon the achievement of annual performance objectives. See the Summary Compensation table for more information about the bonuses that we paid for 2013.
The agreement also provides, among other things, that Mr. Matos has a right to participate in all long‑term incentive compensation programs and all other employee benefit plans and programs available to senior executives. In addition, Mr. Matos will be covered by the Santander health, life, disability, and accidental death insurance plans for expatriates.
In connection with Mr. Matos’s expatriation from Portugal to the United States, the agreement provides for:

•	a monthly housing allowance of $10,000 (with the cost of utilities for such housing borne by us), on a grossed‑up basis for federal, state, and local income and employment tax purposes,

•	relocation expenses for Mr. Matos and his family of up to $26,904, on a grossed‑up basis,

•	moving expenses, or €7,000 ($9,254, based on the exchange rate on December 31, 2013) in lieu thereof,

•	travel expenses,

•	reimbursement for the cost of annual visits by Mr. Matos and his family to Portugal pursuant to Santander's travel policy,

•	payment of admission and tuition fees associated with schooling for Mr. Matos’s dependents through high school,

•	language lessons for Mr. Matos and his household family members up to a maximum of €1,500 ($1,983, based on the exchange rate on December 31, 2013) per member, and

•	a one‑time payment of $188,880, on a grossed‑up basis, for Mr. Matos’s expatriation to the United States, and other benefits inherent in his previous assignment in Brazil.

In addition to the foregoing:

•	Santander (or Mr. Matos, as applicable) will be responsible for the difference, if any, between the taxes due on Mr. Matos’s U.S. income under U.S. tax laws and Portuguese tax laws;

•	Santander will reimburse Mr. Matos for any tax benefits he would have been able to deduct had he remained in Portugal;

•	Santander will reimburse Mr. Matos for approved tax planning and preparation services;

•	Santander will provide Mr. Matos with a guaranteed exchange rate of €1 to $1.3917 for transfers from the United States to Portugal, up to $109,782 per year.

In accordance with our policy applicable to all Santander employees who relocate to the United States from abroad in connection with employment with us, in the event that Mr. Matos’s is terminated employment without cause, Santander will provide for all reasonable moving and relocation expenses incurred in relocating Mr. Matos and his family to Portugal.
The benefits that Mr. Matos actually received in 2013 under the terms of his agreement are reflected in the “Summary Compensation Table.”

Juan Yanes
Santander entered into an employment agreement with Mr. Yanes, effective December 26, 2012. Under his agreement, Mr. Yanes is entitled to a base salary that Santander may adjust each year. Mr. Yanes is also entitled under his agreement to an annual bonus in Santander’s discretion. Mr. Yanes is also entitled to life and health insurance coverage and certain perquisites in accordance with Santander’s general policies.
Under his employment agreement, Mr. Yanes is entitled to receive certain payments in the event his employment with Santander is terminated under certain circumstances. If Santander desists (a type of termination of employment under Spanish law) or if Mr. Yanes terminates employment due to Santander’s breach of his employment agreement, he is entitled to receive annual payments through age 65 equal to 100% of his annual base salary at the time of termination. In the event of any other termination (other than Mr. Yanes’s death or disability, as we describe below, or due to gross misconduct), Mr. Yanes is entitled to receive a lump sum legal indemnity payment under Spanish law.
If Mr. Yanes dies:

•
while employed by Santander, his surviving spouse is entitled to receive lifetime payments equal to 70% of his annual base salary at the time of death less any amounts due from social security or another Santander pension plan, if any;

•
after Santander desists or after termination of employment due to permanent disability, his surviving spouse is entitled to receive lifetime payments equal to 60% of his annual base salary at the time of death less any amounts due from social security or another Santander pension plan, if any;

•
his surviving children are entitled to each receive payments until they reach age 25 equal to 20% of his annual base salary at the time of death less any amounts due from social security or another Santander pension plan, if any; and

•	the total annual amounts due to Mr. Yanes’s surviving spouse and children may not exceed 100% of Mr. Yanes’s base annual salary at the time of death.

If Mr. Yanes becomes permanently disabled while employed at Santander, he is entitled to receive annual payments that, when added to certain other amounts that Mr. Yanes is entitled to receive such as through social security or any other Santander retirement plan, if any, enables Mr. Yanes to receive 100% of his gross base salary if he is working in Spain at the time of his disability, or €650,000 ($859,300, based on the exchange rate on December 31, 2013), as adjusted, in the event that he is working outside of Spain at that time, as of the time of such disability.
Upon the occurrence of one of the events listed above, Mr. Yanes, or his spouse or children, as applicable, has the option of receiving a lump sum payment in lieu of the periodic payments described above.
Mr. Yanes’s agreement provides that, in the event of Mr. Yanes’s termination of employment with Santander for any reason other than wrongful termination or dismissal with no reinstatement, Mr. Yanes may not work for another financial institution for two years (if Santander desists, until age 65), without Santander’s consent. If Santander does not consent to Mr. Yanes providing services for another financial institution during that period, it must pay Mr. Yanes an amount in two installments equal to 80% of his base salary at the time of his termination provided that, in no event is Mr. Yanes entitled to this payment if Santander desists In the event that Mr. Yanes violates this non‑compete provision, he will be required to pay Santander a penalty equal to 60% of his base salary at the time of his termination plus any amounts that he received with respect to this non‑compete provision.
The benefits that Mr. Yanes actually received in 2013 under the terms of his agreement are reflected in the “Summary Compensation Table.”
Juan Davila
Santander entered into a letter agreement with Mr. Davila, dated as of March 20, 2009, that provided for a temporary international assignment in Boston, MA.
Mr. Davila’s agreement had an expected duration of three years; provided that Santander could terminate the agreement for any reason upon three months’ notice. As we describe below, we terminated the agreement in connection with Mr. Davila becoming a regular employee.

The agreement provided for a base salary of $355,000. If, during the term of the agreement, Mr. Davila had returned to Spain, his salary would have been set at €140,000 ($185,080, based on the exchange rate on December 31, 2013).
In addition, Mr. Davila was eligible to receive an annual bonus, contingent upon the achievement of annual performance objectives. See the discussion under the caption “Short‑Term Incentive Compensation” for more information about the bonuses paid for 2013.
The agreement also provided that Mr. Davila coverage under Santander’s health, life, disability, and accidental death insurance plans for expatriates.
In connection with Mr. Davila’s expatriation from Spain to the United States, the agreement provided for:

•	a monthly housing allowance of $7,500 (with the cost of utilities for such housing borne by us), on a grossed‑up basis for federal, state, and local income and employment tax purposes;

•	reimbursement for the cost of annual visits by Mr. Davila and his family to Spain pursuant to Santander's travel policy;

•	payment of admission and tuition fees associated with schooling for Mr. Davila’s dependents through high school;

•
a one‑time payment of €44,100 ($58,300, based on the exchange rate on December 31, 2013), on a grossed‑up basis, for Mr. Davila’s expatriation to the United States and other benefits inherent in his previous assignment in Spain which he received in 2009.

In addition to the foregoing, we provided Mr. Davila with a guaranteed exchange rate of €1 to $1.3318 for transfers from the United States to Spain, up to $162,000 per year.
In accordance with our policy applicable to all Santander employees who relocate to the United States from abroad in connection with their employment with us, in the event that we terminated Mr. Davila’s employment without cause, Santander agreed to provide for all reasonable moving and relocation expenses incurred in relocating Mr. Davila and his family to Spain.
The Bank entered into letter agreements with Mr. Davila, dated as of November 21, 2013, and December 11, 2013, in connection with his transition from being an expatriate employee to becoming a regular employee. The transfer was effective December 1, 2013. These 2013 letter agreements supersede the 2009 letter agreement.
Under his November 21, 2013, letter agreement, Mr. Davila is entitled to a base salary of $410,000. In addition, Mr. Davila is eligible to receive a target base bonus contingent upon the achievement of annual performance objectives. The agreement provides that Mr. Davila’s base bonus target is $650,000. See the Summary Compensation table for more information about the bonuses that we paid for 2013.
Mr. Davila is eligible to participate in the same retirement and welfare benefit programs as similarly situated employees. He is also entitled to receive a $750 monthly car allowance.
Mr. Davila’s November 21, 2013, letter agreement also provides for him to receive an additional benefit in connection with his transition to being a regular employee. The agreement provides for:

•
a lump sum cash payment of $97,049 in consideration for housing and utility payments for seven months, which Mr. Davila must repay a pro-rata portion of if he voluntarily terminates his employment or the Bank terminates his employment for “cause” on or before June 30, 2014;

•
a lump sum “localization allowance” of $341,000 to assist with the costs associated with becoming a regular employee, which Mr. Davila must repay a pro-rata portion of if he voluntarily terminates his employment or the Bank terminates his employment for “cause” before completing 12 months of service with the Bank as a regular employee and for which the Bank will provide Mr. Davila a tax advisor to tax equalize him against the net payment received of $235,051;

•	a moving allowance of up to $12,000 for expenses associated with moving his personal belongings from Spain to Boston; and

•	tax assistance for 2014.

The benefits that Mr. Davila actually received in 2013 under the terms of his agreements are reflected in the “Summary Compensation Table.”
Mr. Davila’s December 11, 2013, letter agreement provides for certain benefits to Mr. Davila upon his termination of employment.

If the Bank terminates Mr. Davila’s employment (i) without “cause”; or (ii) because his position is eliminated and he is not offered a comparable position within Santander; or he terminates employment due to “good reason” after a change in control, Mr. Davila will be entitled to:

•	bi-weekly salary continuation for 12 months, regardless if he obtains employment with a new employer (other than us or an affiliate) during that period;

•	medical insurance coverage for 12 months with the same rate of contribution to such coverage as we pay for similarly situated employees; and

•	a lump sum payment equal to Mr. Davila’s annual bonus target.

Jorge Morán
Mr. Morán was a party to an agreement with Santander dated December 26, 2012. Santander terminated his agreement in connection with his termination of employment on September 23, 2013.
Mr. Morán was entitled to a gross base salary of $2,522,000 and an annual bonus contingent on the achievement of certain performance objectives.
Under employment agreement, Mr. Morán was entitled to receive certain payments in the event his employment with Santander is terminated under certain circumstances. Under his agreement, if Santander desisted (a type of termination of employment under Spanish law) or if Mr. Morán terminated employment due to Santander’s breach of his employment agreement, he was entitled to receive annual payments through age 65 equal to 100% of his annual base salary at the time of termination. In the event of any other termination (other than Mr. Morán’s death or disability, as we describe below, or due to gross misconduct), Mr. Morán was entitled to receive a lump sum legal indemnity payment under Spanish law.
If Mr. Morán died:

•
while employed by Santander, his surviving spouse was entitled to receive lifetime payments equal to 70% of his annual base salary at the time of death less any amounts due from social security or another Santander pension plan, if any;

•
after Santander desisted or after termination of employment due to permanent disability, his surviving spouse was entitled to receive lifetime payments equal to 60% of his annual base salary at the time of death less any amounts due from social security or another Santander pension plan, if any;

•
his surviving children were entitled to each receive payments until they reach age 25 equal to 20% of his annual base salary at the time of death less any amounts due from social security or another Santander pension plan, if any; and

•	the total annual amounts due to Mr. Morán’s surviving spouse and children would not exceed 100% of Mr. Morán’s base annual salary at the time of death.

If Mr. Morán became permanently disabled, he was entitled to receive lifetime annual payments that, when added to any amounts Mr. Morán is entitled to under social security and any other Santander retirement plan, if any, enabled Mr. Morán to receive the retirement benefit on the date when he reached retirement age.
Upon the occurrence of one of the events listed above, Mr. Morán, or his spouse or children, as applicable, had the option of receiving a lump sum payment in lieu of the periodic payments described above.
Under his agreement, in the event of Mr. Morán’s termination of employment with Santander for any reason other than wrongful termination or dismissal with no reinstatement, Mr. Morán could not work for another financial institution for two years (if Santander desists, until age 65, without Santander’s consent. If Santander did not consent to Mr. Morán providing services for another financial institution during that period, it would have to pay Mr. Morán an amount in two installments equal to 80% of his base salary at the time of his termination, provided that, in no event was Mr. Morán entitled to this payment if Santander desisted. In the event that Mr. Morán violated this non‑compete provision, he would be required to pay Santander a penalty equal to 60% of his base salary at the time of his termination plus any amounts that he received with respect to this non‑compete provision.
Mr. Morán was also entitled to life and health insurance coverage and certain perquisites under his agreement in accordance with Santander’s general policies.

On September 23, 2013, Mr. Morán terminated employment with Santander. On September 27, 2013, Santander entered into an employment termination and settlement agreement with Mr. Morán, which we refer to as the termination agreement, which provided, among other things, that Mr. Morán will receive:

•	a lump sum cash payment of €3,660,000 ($4,838,520, based on the exchange rate on December 31, 2013);

•
a contribution to Mr. Morán’s account in his defined contribution arrangement with respect to the Executive Bonus Program for 2013 of €1,329,475 ($1,757,566, based on the exchange rate on December 31, 2013);

•	payment under the 2010, 2011, and 2012 variable compensation plans equal to:

◦	2010: 14,131 Santander shares and corresponding bonus pay payable between February 3, and February 18, 2014;

◦
2011: Two tranches of 37,306 Santander shares and cash payments of €294,346 ($389,125, based on the exchange rate on December 31, 2013) payable, with interest, with the first tranche payable between January 23 and February 21, 2014, and the second tranche payable between January 23 and February 21, 2015;

◦
2012: Three tranches of 29,515 Santander shares and cash payments of €243,597 ($322,035, based on the exchange rate on December 31, 2013) payable, with interest, with the first tranche payable between January 31 and March 2, 2014, the second tranche payable between January 31 and March 2, 2015, and the third tranche payable between January 31 and March 2, 2016.

•	continued payment of rent for Mr. Morán’s current home for one year;

•	continued payment of the cost of medical insurance for one year;

•	moving and travel expenses to relocate Mr. Morán and his family to Spain;

•	tax advisory services for 2012, 2013, and 2014; and

•	payment of €840,000 ($1,110,480, based on the exchange rate on December 31, 2013) of his base salary contingent upon completion of the noncompetition period of two years.

The benefits that Mr. Morán actually received in 2013 under the terms of his agreements are reflected in the “Summary Compensation Table.”
Guillermo Sabater
Santander entered into a letter agreement with Mr. Sabater, dated as of February 11, 2009.
Mr. Sabater’s agreement has a fixed term of three years; provided that either party may terminate the agreement by notifying the other party in writing at least 90 days prior to the termination date.
The agreement provides for a base salary of $255,448, which Santander may increase in accordance with existing policies. In addition, Mr. Sabater is eligible to receive an annual bonus, contingent upon the achievement of annual performance objectives. See the discussion under the caption “Short‑Term Incentive Compensation” for more information about the bonuses paid for 2013.
The agreement also provides, among other things, that Mr. Sabater has a right to participate in all long‑term incentive compensation programs and all other employee benefit plans and programs available to senior executives. In addition, Mr. Sabater will be covered by the Santander health, life, disability, and accidental death insurance plans for expatriates.
In connection with Mr. Sabater’s expatriation from Spain to the United States, the agreement provides for:

•	a monthly housing allowance of $10,000 (with the cost of utilities for such housing borne by us), on a grossed‑up basis for federal, state, and local income and employment tax purposes;

•	relocation expenses for Mr. Sabater and his family of up to $17,396, on a grossed‑up basis;

•	moving expenses, or €7,000 ($9,254, based on the exchange rate on December 31, 2013) in lieu thereof;

•	travel expenses;

•	reimbursement for the cost of annual visits by Mr. Sabater and his family to Spain pursuant to Santander's travel policy;

•	payment of admission and tuition fees associated with schooling for Mr. Sabater’s dependents through high school;

•	language lessons for Mr. Sabater and his household family members up to a maximum of €1,500 ($1,983, based on the exchange rate on December 31, 2013) per family member; and

•	a one‑time payment of $62,627, on a grossed‑up basis, for Mr. Sabater’s expatriation to the United States and other benefits inherent in his previous assignment in Chile which he received in 2009.

In addition to the foregoing, Santander will reimburse Mr. Sabater for any tax benefits he would have been able to deduct had he remained in Spain, reimburse Mr. Sabater for tax planning and preparation services, and provide Mr. Sabater with a guaranteed exchange rate of €1 to $1.3917 for transfers from the United States to Spain, up to $68,615 per year.
In accordance with Santander policy applicable to all Santander employees who relocate to the United States from abroad in connection with their employment with us, in the event that Santander terminates Mr. Sabater’s employment without cause, Santander will provide for all reasonable moving and relocation expenses incurred in relocating Mr. Sabater and his family to Spain.
As of March 18, 2013, Mr. Sabater ceased serving as our Chief Financial Officer and currently serves as our Comptroller. His compensation arrangement did not change in connection with this change in responsibilities.
The benefits that Mr. Sabater actually received in 2013 under the terms of his letter agreement are reflected in the “Summary Compensation Table.”
Edvaldo Morata
Santander entered into a letter agreement with Mr. Morata, dated as of November 23, 2009. Mr. Morata commenced employment with us on December 31, 2009. Santander terminated his agreement in connection with his termination of employment on September 1, 2013.
Mr. Morata’s agreement had a fixed term of three years; provided that Santander could terminate the agreement by notifying Mr. Morata in writing at least 90 days prior to the termination date. In addition, the parties could mutually agree to extend the term of the agreement for an additional year.
The agreement provided for a base salary of $424,678, which we could increase in accordance with existing policies. In addition, Mr. Morata was eligible to receive a tax‑equalized annual bonus, contingent upon the achievement of annual performance objectives.
The agreement also provided, among other things, that Mr. Morata had a right to participate in all long‑term incentive compensation programs and all other employee benefit plans and programs available to our senior executive officers. In addition, under his letter agreement, Mr. Morata was covered by the Santander health, life, disability, and accidental death insurance plans for expatriates.
Mr. Morata’s letter agreement provided for certain payments in connection with his expatriation from Brazil to the United States.
In addition to the foregoing:

•	Santander (or Mr. Morata, as applicable) was be responsible for the difference, if any, between the taxes due on Mr. Morata’s U.S. income under U.S. tax laws and Brazilian tax laws;

•	Santander reimbursed Mr. Morata for tax planning and preparation services; and

•	Santander provided Mr. Morata with a guaranteed exchange rate of $1 to 0.5787100 BRL for transfers from the United States to Brazil, up to $154,803 per year.

On September 1, 2013, Mr. Morata terminated employment with the Bank. On that date, we and the Bank entered into a waiver and release of claims agreement with Mr. Morata, which we refer to as the release agreement, which provided, among other things, that Mr. Morata would receive:

•	a lump sum cash payment of $1,600,000;

•	Santander shares awarded to him as deferred compensation in accordance with the terms of the plans governing such deferred compensation; and

•	continuation of medical coverage pursuant to the terms of Santander’s expatriate medical insurance plan for a period not to continue beyond August 31, 2014.

In consideration for the amounts detailed above, Mr. Morata agreed to a release of claims, and nondisclosure, nonsolicitation, and noncompete covenants.

The benefits that Mr. Morata actually received in 2013 under the terms of his letter agreement are reflected in the “Summary Compensation Table.”
Eduardo Stock
Santander entered into a letter agreement with Mr. Stock, dated as of March 6, 2009. Santander terminated his agreement in connection with his termination of employment on September 30, 2013.
Mr. Stock’s agreement had a fixed term of three years; provided that either party could terminate the agreement by notifying the other party in writing at least 90 days prior to the termination date.
The agreement provided for a base salary of $523,492, which Santander could increase in accordance with existing policies. In addition, Mr. Stock was eligible to receive an annual base bonus of $750,000, contingent upon the achievement of annual performance objectives. See the discussion under the caption “Short-Term Incentive Compensation” for more information about the bonuses paid for 2013.
The agreement also provided, among other things, that Mr. Stock had a right to participate in all long-term incentive compensation programs and all other employee benefit plans and programs available to senior executives. In addition, Mr. Stock was covered by the Santander health, life, disability, and accidental death insurance plans for expatriates.
In connection with Mr. Stock’s expatriation from Portugal to the United States, the agreement provided for:

•	a monthly housing allowance of $8,500 (with the cost of utilities for such housing borne by us), on a grossed-up basis for federal, state, and local income and employment tax purposes;

•	travel expenses;

•	reimbursement for the cost of annual visits by Mr. Stock and his family to Portugal and semi-annual visits by Mr. Stock’s children to Boston pursuant to Santander's travel policy;

•	payment of admission and tuition fees associated with schooling for Mr. Stock’s dependents through high school;

•	use of a company car in accordance with our policies;

•	language lessons for Mr. Stock and his household family members up to a maximum of €1,500 ($1,983 based on the exchange rate on December 31, 2013) per family member;

•	payment of costs associated with work permits and visas, job training, and job searches for Mr. Stock’s spouse, up to a maximum of $6,950 (on a grossed-up basis); and

•	payment of €7,043 ($9,311 based on the exchange rate on December 31, 2013) annually, to reimburse Mr. Stock for his contributions to Portugal’s social security system.

In addition to the foregoing:

•	Santander (or Mr. Stock, as applicable) was responsible for the difference, if any, between the taxes due on Mr. Stock’s U.S. income under U.S. tax laws and Portuguese tax laws;

•	Santander reimbursed Mr. Stock for any tax benefits he would have been able to deduct had he remained in Portugal;

•	Santander reimbursed Mr. Stock for tax planning and preparation services; and

•	Santander provided Mr. Stock with a guaranteed exchange rate of €1 to $1.3917 for transfers from the United States to Portugal, up to $162,944 per year.

On September 20, 2013, Mr. Stock terminated employment with the Bank. On that date, we and the Bank entered into a waiver and release of claims agreement with Mr. Stock, which we refer to as the release agreement, which provided, among other things, that Mr. Stock would receive:

•	a lump sum cash payment of $1,223,307;

•	continued bi-weekly salary payments through July 31, 2014;

•	Santander shares awarded to him as deferred compensation in accordance with the terms of the plans governing such deferred compensation;

•	continuation of medical coverage pursuant to the terms of Santander’s expatriate medical insurance plan for a period not to continue beyond July 31, 2014;

•	tax advisory services for 2013 and 2014 as well as with respect to deferred compensation;

•	transfer of title to Mr. Stock of the corporate-leased automobile that he used as of the date of termination; and

•	retention of rights and benefits under an applicable Santander pension plan.

In consideration for the amounts detailed above, Mr. Stock agreed to a release of claims, and nondisclosure, nonsolicitation, and noncompete covenants.
The benefits actually received by Mr. Stock in 2013 under the terms of his letter agreement and his release agreement are reflected in the “Summary Compensation Table.”
Deferred Compensation Arrangements
Deferred Compensation Plan
We maintain the Sovereign Bancorp, Inc. 2007 Nonqualified Deferred Compensation Plan, which we refer to as the “Deferred Compensation Plan.” The Deferred Compensation Plan has the following features:

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

•	We distribute all account balances in cash.

•	Participants are always 100% vested in all amounts deferred.

•	Directors of us and the Bank may defer receipt of cash fees received for service as a director into the Deferred Compensation Plan.

•	Distribution events will be only as permitted under Internal Revenue Code Section 409A.

Each of the named executive officers is eligible to participate in the Deferred Compensation Plan but no named executive officer deferred any salary or bonus earned in 2013 into the Deferred Compensation Plan.

Other Arrangements
Messrs. Blanco, Davila and Sabater began participating in the Sistema de Previsión para Directivos before they commenced their employment with the Bank. Under this arrangement, Santander makes an annual discretionary contribution to participants’ accounts based on a percentage of their respective reference salaries from their home country. Under this arrangement, Messrs. Blanco, Davila and Sabater are entitled to receive amounts in their account, plus or minus investment gains and losses, upon retirement, death or permanent disability. If Messrs. Blanco, Davila and Sabater are terminated for cause, they forfeit all amounts in their account.
Mr. Matos began participating in the Sistema Previdencial para Directivos before he commenced his employment with the Bank. Under this arrangement, Santander-Portugal makes an annual discretionary contribution to participants’ accounts based on a percentage of their respective reference salaries from their home country. Under this arrangement, Mr. Matos is entitled to receive amounts in his account, plus or minus investment gains and losses, upon his retirement, death, or permanent disability. If Mr. Matos is terminated for cause, he forfeits all amounts in his account.
Messrs. Morán and Yanes were entitled under their respective employment agreements to receive a defined benefit pension benefit upon their retirement from Santander under certain circumstances. Effective December 26, 2012, in accordance with changes in Spanish law and the executives’ revised employment agreements, Santander changed the benefit to a defined contribution benefit. In connection with this change, Santander agreed to make lump sum contributions to Messrs. Morán’s and Yanes’s defined contribution plan accounts in the amounts of the value of their pension benefit on the conversion date. Starting in 2013, Santander will make an annual discretionary contribution to participants’ accounts based on a percentage of their respective reference salaries from their home country. We describe the defined contributions benefit in detail in the description of their respective employment agreements.

Nonqualified Deferred Compensation-2013

Name	Executive Contributions in Last Fiscal Year ($)	Employer Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance At Last Fiscal Year End ($)
Román Blanco	$—	$101,794	$26,672	$—	$779,730
Juan Yanes	$—	$422,811	$58,220	$—	$8,959,131
Juan Davila	$—	$43,178	$13,969	$—	$400,384
Jorge Morán	$—	$1,757,476	$89,600	$—	$14,948,280
Guillermo Sabater	$—	$37,809	$11,141	$—	$321,955
Nuno Matos	$—	$49,603	$15,104	$—	$398,485

Mr. Stock began participating in the Plano de Pensões-Comisao Executiva before he commenced his employment with the Bank. Under this arrangement, Santander-Portugal guarantees Mr. Stock a monthly retirement pension calculated on a percentage of his base salary in Portugal (80%). When Mr. Stock officially retires as determined by the Public Pension System in Portugal, Santander will pay him monthly payments equaling the difference between the pension due under this plan and the pension paid by Social Security. Mr. Stock remained a participant in this plan following his termination of employment.
Pension Benefits-2013

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year

Eduardo Stock	Plano de Pensões - Comissão Executiva	14	$2,333,725	$—

Potential Payments upon Termination or Change in Control
The table below sets forth the value of the benefits (other than payments that were generally available to salaried team members) that would have been due to the named executive officers(other than Messrs. Morán, Morata, and Stock, who terminated during 2013 and whose termination payments we describe under “Description of Employment and Related Agreements” and in the Summary Compensation Table) if they had terminated employment on December 31, 2013, under their respective employment or letter agreement. We describe these agreements, including the material conditions or obligations applicable to the receipt of these benefits, under the caption “Description of Employment and Related Agreements.”

		Termination for Death (2)	Termination for Disability(2)	Involuntary Termination(3)	Termination for Good Reason Following a Change in Control

Román Blanco	Relocation expenses	$—	$—	$37,430	$—
	Total	$—	$—	$37,430	$—
Nuno Matos	Relocation expenses	$—	$—	$45,000	$—
	Total	$—	$—	$45,000	$—
Juan Yanes	Severance (1)	$14,848,506	$14,733,321	$10,509,838	$—
	Relocation expenses	$—	$—	$28,791	$—
	Total	$14,848,506	$14,733,321	$10,538,629	$—
Juan Davila	Severance (1)	$—	$—	$1,058,351	$1,058,351
	Medical expenses	$—	$—	$20,236	$20,236
	Total	$—	$—	$1,078,587	$1,078,587
Guillermo Sabater	Relocation expenses	$—	$—	$51,597	$—
	Total	$—	$—	$51,597	$—

(1)
For severance payment calculation, and time and form of such payments, see “Description of Employment and Related Agreements.”  Excludes amounts payable as legal indemnity under applicable Spanish law. Also excludes payments payable under each executive’s respective defined contribution benefit, if any, which we describe above “Deferred Compensation Arrangements.”

(2)
These payments are generally reduced by any amounts payable under social security or another Santander pension plan, if any. Calculations based on life expectancies use the U.S. Social Security 2009 period life table.

(3)	Includes termination categorized as “desist” and termination on account of our breach of the agreement.

Director Compensation in Fiscal Year 2013
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

The following table sets forth a summary of the compensation that we paid to each SHUSA director for service as a director of us and of the Bank in 2013.

Name	Fees Earned or Paid in Cash(1) ($)	Other Compensation(2) ($)	Total ($)
Jose Antonio Alvarez	$—	$—	$—
Román Blanco	$—	$—	$—
Thomas Dundon	$—	$—	$—
Stephen Ferriss	$210,000	$—	$210,000
Carlos Garcia	$—	$—	$—
Jose Maria Fuster	$—	$—	$—
Jerry Grundhofer	$1,100,000	$240	$1,100,240
John P. Hamill	$180,000	$240	$180,240
Marian L. Heard	$175,000	$1,615	$176,615
Gonzalo de Las Heras	$—	$—	$—
Nuno Matos	$—	$—	$—
Jorge Morán	$—	$—	$—
Alberto Sánchez	$—	$—	$—
Wolfgang Schoellkopf	$335,000	$—	$335,000
Manuel Soto	$35,000	$—	$35,000
Juan Andres Yanes	$—	$—	$—

Footnotes:

1.
Reflects amounts paid in 2013 for the fourth quarter of 2012 and the first three quarters of 2013. Messrs. Alvarez, Blanco, Fuster, Garcia, de Las Heras, Matos, Morán, Sánchez, and Yanes did not receive compensation for service on the Board for 2013.

2.
Includes, for Messrs. Hamill and Grundhofer and Mrs. Heard, $240 for tickets for them and their spouses to attend a Presidents at Pops event, and, for Mrs. Heard, $1,375 for tickets to a Boston Red Sox game.

Director Compensation
Our Board adopted the following compensation program for non-executive directors (other than Mr. de Las Heras, who is a non-executive director but who receives no compensation for Board service) for service on our Board and on the Bank Board for 2013:

•	$140,000 in cash annually; plus

•	$75,000 in cash annually for the chair of our Enterprise Risk Committee; plus

•	$50,000 in cash annually for each non-executive director who serves on the Executive Committee; plus

•	$35,000 in cash annually for the non-executive directors who serve as the chairs of our Audit Committee and our Compensation Committee; plus

•	$35,000 in cash annually for each non-executive director who serves on the Bank's Oversight Committee; plus

•	$35,000 in cash annually for each non‑executive director who serves on our BSA/AML Oversight Committee; plus

•	$5,000 in cash annually for each other Board committee for which such non-executive director serves as chair.

We pay these amounts quarterly in arrears.
Santander approved an arrangement under which Mr. Grundhofer agreed to serve as our and the Bank’s non‑executive chair for an initial term of July 1, 2011, through June 30, 2014. Under this arrangement, Mr. Grundhofer is entitled to receive a $1 million per year cash retainer, plus an additional $100,00 per year fee, which $100,000 (less applicable taxes) he must use to purchase Santander ADS shares. We pay these amounts in arrears. If we terminate Mr. Grundhofer’s service involuntarily before June 30, 2014, he is entitled to receive the full amount of the retainer fee in a lump sum within 10 days of termination.

For 2014, the compensation program for non‑executive directors will remain the same.

Directors Participation in Deferred Compensation Plan
Our and the Bank's non-executive directors may elect defer cash fees into the Deferred Compensation Plan. The relevant terms of the revised Deferred Compensation Plan, as we describe in the section entitled “Deferred Compensation Arrangements,” apply in the same manner to participants who are directors as they do to participants who are executive officers.
No director deferred fees earned for 2013 into the Deferred Compensation Plan.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT RELATED STOCKHOLDER MATTERS

As noted elsewhere in this Form 10-K, on January 30, 2009, SHUSA became a wholly-owned subsidiary of Santander. As a result, following January 30, 2009, all of SHUSA’s voting securities are owned by Santander.

Also as noted elsewhere in this Form 10-K, as a result of the Santander transaction, there are no longer any outstanding equity awards under SHUSA’s equity incentive compensation plans. Pursuant to the transaction with Santander, (i) all stock options outstanding immediately prior to the transaction were canceled and any positive difference between the exercise price of any given stock option and the closing price of SHUSA’s common stock on January 29, 2009 was paid in cash to the option holder, and (ii) all shares of restricted stock outstanding immediately prior to the transaction vested and were treated the same way as all other shares of SHUSA common stock in the transaction.

ITEM 13 - RELATED PARTY TRANSACTIONS

Certain Relationships and Related Transactions

During each of 2011, 2012 and 2013, SHUSA and/or the Bank were participants in the transactions described below in which a “related person” (as defined in Item 404(a) of Regulation S-K, which includes directors and executive officers who served during the applicable fiscal year) had a direct or indirect material interest and the amount involved in such transaction exceeded $120,000.

Santander Relationship: On January 30, 2009, Santander acquired 100% of SHUSA's common stock. As a result, Santander has the right to elect the members of SHUSA's Board of Directors. In addition, certain individuals who serve as officers of SHUSA are also employees or officers of, or may be deemed to be officers of, Santander and/or its affiliates. The following transactions occurred during the 2011, 2012 and 2013 fiscal years between SHUSA or the Bank and their affiliates, on the one hand, and Santander or its affiliates, on the other hand.

The Bank has established a derivatives trading program with Santander pursuant to which Santander and its subsidiaries and affiliates provide advice with respect to derivative trades, coordinate trades with counterparties, and act as counterparty in certain transactions. The agreement and the trades are on market rate terms and conditions. In 2011, 255 transactions in the aggregate notional amount of $1.8 billion were completed in which Santander and its subsidiaries and affiliates participated, for which Santander was paid a total premium of $210,075. In 2012, 537 transactions in the aggregate notional amount of $3.2 billion were completed in which Santander and its subsidiaries and affiliates participated, for which Santander was paid a total premium of $210,075. In 2013, 834 transactions in the aggregate notional amount of $5.7 billion were completed in which Santander and its subsidiaries and affiliates participated.

The Bank has established a program to advise and confirm Santander letters of credit in the United States. The terms of the agreement are market and require all fees to be paid by the customer. In 2011, the Bank advised two letters of credit in the aggregate amount of $200,699. In 2012, the Bank advised two letters of credit in the aggregate amount of $50,012,670.

In December 2011, SHUSA issued to Santander 3,200,000 shares of SHUSA's common stock for a total price of $800 million. SHUSA also declared an $800 million dividend to Santander in December 2011.

As of December 31, 2011, 2012 and 2013, SHUSA had $2.1 billion, $2.0 billion, and $2.0 billion, respectively, of public securities consisting of various senior note obligations, trust preferred securities obligations and preferred stock issuances. As of such dates, Santander owned approximately 34.8%, 30.1% and 6.0% of these securities, respectively.

On June 28, 2013, the Bank entered into a servicing and sourcing agreement with SCUSA for Chrysler dealer lending opportunities, under which SCUSA provides servicing on loans originated by the Bank. On August 16, 2013, the Company purchased performing dealer loans with an outstanding balance of $204.8 million from SCUSA, which have been classified as commercial and industrial loans.

In 2011, Capital Street Delaware LP purchased $1.1 million of retail auto loans from Servicios de Cobranza, Recuperacion y Seguimiento, S.A. DE C.V.

In 2010, SHUSA extended a $10 million unsecured loan to Servicios de Cobranza, Recuperacion y Seguimiento, S.A. DE C.V. (“SCRS”). For 2011, the highest balance outstanding was $10 million and the principal balance as of December 31, 2011 was $2 million. SCRS paid approximately $0.1 million in interest to SHUSA for 2011 in connection with this loan. This loan was paid off in November 2012. SCRS paid approximately $39,566 in interest to SHUSA for 2012.

In 2011, 2012 and 2013, the Company and its subsidiaries borrowed money and obtained credit from Santander and its affiliates. Each of the transactions was done in the ordinary course of business and on market terms prevailing at the time for comparable transactions with persons not related to Santander and its affiliates, including interest rates and collateral, and did not involve more than the normal risk of collectability or present other unfavorable features. The transactions are as follows:

•
In 2006, Santander extended a $425 million unsecured line of credit to the Bank for federal funds and Eurodollar borrowings and for the confirmation of standby letters of credit issued by the Bank. The line was increased to $2.5 billion in 2009. In the third quarter of 2011 this line was decreased to $1.5 billion and in the fourth quarter of 2011 this line was further decreased to $1.0 billion, and in 2012 this line was further reduced to $500 million. This line of credit can be canceled by either the Bank or Santander at any time and can be replaced by the Bank at any time. For 2011, the highest balance outstanding was $1,735,361,677 and the principal balance as of December 31, 2011 was $607,737,848, all of which was for confirmation of standby letters of credit. For 2012, the highest balance outstanding was $250,000,000 and the principal balance as of December 31, 2012 was $1,703,221, all of which was for confirmation of standby letters of credit. For 2013, the highest balance outstanding was $35,196,640 and the principal balance as of December 31, 2013 was $34,372,792, all of which was for confirmation of standby letters of credit. The Bank paid approximately $10.5 million, $2.5 million, and $0.3 million in fees to Santander in 2011, 2012, and 2013, respectively, in connection with this line of credit.

•
In 2009, the Company established a $1 billion line of credit with Santander's New York branch. For 2011, the highest balance outstanding was $250,000,000 and the line of credit matured in September 2011 and was not renewed. The Company paid $431,250 in interest and $982,639 in non-use fees to Santander on this line of credit for 2011.

•
In March 2010, SHUSA issued to Santander a $750 million subordinated note due March 15, 2020 bearing interest at a rate of 5.75% through March 14, 2015 and 6.25% beginning March 15, 2015 and until the note is repaid. SHUSA paid Santander $43,125,000, $43,125,000, and $43,125,000 in interest in 2011, 2012, and 2013, respectively.

•
In 2010 the Company established a $1.5 billion line of credit with Santander's New York branch. This line can be canceled by either the Company or Santander at any time and can be replaced by the Company at any time. For each of 2011, 2012, and 2013, the highest balance outstanding (and the balance as of December 31, 2011, 2012 and 2013) was $0. The Company did not pay any interest to Santander with respect to this line of credit for 2011, 2012 or 2013.

The following transactions occurred during 2011 between SCUSA and various affiliates of Santander, at which time SCUSA was a consolidated subsidiary of the Company. As of December 31, 2013, the Company accounted for SCUSA as an equity method investment.

•
SCUSA established a $1 billion line of credit with Santander's New York branch for letters of credit. For 2011, the highest balance outstanding under this line was $351.9 million and the balance as of December 31, 2011 was $285.9 million. In 2011, SCUSA paid $3,020,519 in interest and fees on this line of credit, with $844,901 accrued and unpaid as of December 31, 2011.

•
SCUSA had established a $100 million revolving line of credit with Santander Benelux, SA, NV (“Benelux”). This line of credit could be canceled by either SCUSA or Benelux at any time and can be replaced by SCUSA at any time. For all of 2011, the line was fully utilized. In 2011, SCUSA paid Benelux $2,013,719 in interest on this line of credit. The line was terminated by mutual consent of Benelux and SCUSA on December 30, 2011.

•
SCUSA had established a $150 million revolving line of credit with Benelux. This line of credit could be canceled by either SCUSA or Benelux at any time and replaced by SCUSA at any time. The highest balance on the line during 2011 was $150 million. The outstanding balance of the line as of December 31, 2011 was $0. In 2011, SCUSA paid Benelux $3,178,604 in interest on this line of credit. The line was terminated by mutual consent of Benelux and SCUSA on December 30, 2011.

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

•
On December 30, 2011, Santander Consumer Funding 5 LLC was opened with Santander's New York branch for a commitment of $1,750,000,000. The highest outstanding balance of the line in 2011 was $300,000,000. As of December 31, 2011, the balance of the line was $300,000,000. In 2011, Santander Consumer Funding 5 LLC paid $0 in interest on this line of credit during 2011 and had $44,060 accrued and unpaid as of December 31, 2011

In 2011, 2012, and 2013, the Company and its affiliates entered into, or were subject to, various service agreements with Santander and its affiliates. Each of the agreements was done in the ordinary course of business and on market terms. The agreements are as follows:

•
NW Services Co., a Santander affiliate doing business as Aquanima, is under contract with the Bank to provide procurement services, with total fees paid in 2011, 2012 and 2013 in the amount of $3.4 million, $3.7 million, and $3.3 million, respectively.

•
During the year ended December 31, 2013, the Company paid $2.5 million in rental payments to Santander compared to $0.9 million in 2012. There were no material rental payments made in connection with this agreement in 2011.

•
Geoban, S.A., a Santander affiliate, is under contract with the Bank to provide administrative services, consulting and professional services, application support and back-office services, including debit card disputes and claims support, and consumer and mortgage loan set-up and review; with total fees paid in 2011, 2012, and 2013 in the amount of $15.3 million, $17.2 million, and $15.7 million, respectively.

•
Ingenieria De Software Bancario S.L., a Santander affiliate, is under contract with the Bank to provide information technology development, support and administration, with total fees paid in 2011, 2012, and 2013 in the amount of $113.7 million, $137.1 million, and $125.8 million, respectively.

•
Produban Servicios Informaticos Generales S.L., a Santander affiliate, is under contract with the Bank to provide professional services, and administration and support of information technology production systems, telecommunications and internal/external applications, with total fees paid in 2011, 2012, and 2013 in the amount of $82.6 million, $101.3 million, and $93.9 million, respectively.

•
Santander Back-Offices Globales Mayoristas S.A., a Santander affiliate, is under contract with the Bank to provide administrative services and back-office support for the Bank's derivative, foreign exchange and hedging transactions and programs, with total fees paid in each of 2011, 2012, and 2013 of $0.4 million.

•
Santander Global Facilities (“SGF”), a Santander affiliate, is under contracts with the Bank to provide: (a) administration and management of employee benefits and payroll functions for the Bank and other affiliates, including employee benefits and payroll processing services provided by third party sponsorship by SGF; and (b) property management and related services; with total fees paid in 2011, 2012, and 2013 in the amount of $10.8 million, $11.0 million, and $11.6 million, respectively.

•
Santander Securities, LLC, a Santander affiliate, is under contract with the Company to act as an introducing broker dealer for the northeast United States, with total payments made by the Company in 2012 in the amount of $3.3 million.

•
Santander Securities, LLC in under a contract with the Bank to provide networking and marketing in connection with insurance and securities offerings, with total fees net payments made to the Bank in 2013 and 2012 of $49.3 million and $5.0 million, respectively.

•
The Company is a party to federal and state tax-sharing agreements with the Bank and certain affiliates. These agreements generally provide for an allocation for certain periods of the consolidated return tax liability of the parties based on their separate taxable incomes and the payment of tax benefits measured by the difference between their separate return tax liability and their allocated share of consolidated return tax. The Company received $605 million, $20 million, and $0 from its affiliates under the federal tax-sharing agreements in 2011, 2012, and 2013, respectively, and paid to its affiliates $2 million under the state tax-sharing agreement in 2013.

•
Santander, through its New York branch, is under an agreement with the Bank to provide support for  derivatives transactions  to the Bank.  The Bank is under agreements with Santander, through its New York branch, to provide credit risk analysis and investment advisory services to Santander.

•
During the years ended December 31, 2013, 2012 and 2011, the Company recorded expenses of $10.8 million, $27.2 million and $39.8 million, respectively, related to transactions with SCUSA. In addition, as of December 31, 2013 and December 31, 2012, the Company had receivables and prepaid expenses with SCUSA in the amounts of $39.0 million and $59.2 million, respectively. The activity is primarily related to SCUSA's servicing of certain SHUSA outstanding loan portfolios and dividends paid by SCUSA to SHUSA. Transactions that occurred prior to the SCUSA Transaction, which was effective December 31, 2011, have been eliminated from the Consolidated Statements of Operations at December 31, 2011 as intercompany transactions.

•
Thomas G. Dundon: Mr. Dundon is party to certain agreements with the Company in connection with the SCUSA Transaction. Refer to Note 1 of the Notes to Consolidated Financial Statements for information regarding the SCUSA Transaction.

Loans to Directors and Executive Officers

SHUSA, through the Bank, is in the business of gathering deposits and making loans. Like many financial institutions, SHUSA actively encourages its directors and the companies which they control and/or are otherwise affiliated with to maintain their banking business with the Bank, rather than with a competitor.

All lending relationships between the Bank and its directors and the entities which they control are subject to Regulation O under the Federal Reserve Act and are in compliance with Regulation O. In general, Regulation O prohibits the Bank from making loans to directors, executive officers and other insiders unless the loan (1) is made on substantially the same terms (including interest rates and collateral) as, and follows credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions by the Bank with other persons who are not subject to Regulation O and are not employed by the Bank. In addition, in management's opinion, all loans to directors and entities with which they are affiliated (whether or not controlled by them and, therefore, subject to Regulation O) were made in the ordinary course of business and on substantially the same terms, including interest rates, collateral and repayment terms, as those prevailing at the time for comparable transactions with similar customers not affiliated with the Bank and do not involve more than normal collection risk or present other unfavorable features. SHUSA believes that the aggregate dollar amount of the Bank's loans to directors, executive officers and other insiders represent insignificant percentages of the Bank's total loans and equity.

In addition, the Bank provides other banking services to its directors and entities with which they are affiliated. In each case, these services are provided in the ordinary course of the Bank's business and on substantially the same terms as those prevailing at the time for comparable transactions with others.

The Bank, as part of its banking business, also extends loans to directors, executive officers and employees of SHUSA and the Bank and their respective subsidiaries. Such loans are provided in the ordinary course of the Bank's business, are on substantially the same general terms as those prevailing at the time for comparable transactions with others not affiliated with the Bank and do not involve more than the normal risk of collectability. As permitted by Regulation O, certain mortgage loans made to directors and employees of SHUSA and the Bank, including SHUSA's executive officers, are priced at up to a 1% discount to market and require no application fee, but contain no other terms different than terms available in comparable transactions with non-employees. The 1% discount is discontinued when an employee terminates his or her employment with SHUSA or the Bank. No such loans have been non-accrual, past due, restructured or potential problem loans. Such loans to SHUSA's directors and executive officers consist of:

•
An adjustable rate first mortgage loan to Fernado Batlle, an executive officer during 2013, in the original principal amount of $999,999. The current interest rate on this loan is 2.25%. For 2013, the highest outstanding balance was $999,999 and the balance outstanding at December 31, 2013 was $992,187. Mr. Batlle paid $7,812 in principal and $7,541 in interest on this loan in 2013.

•
A fixed-rate first mortgage loan to William Brundige, an executive officer during 2013, in the original principal amount of $399,750. The interest rate on this loan is 3.5%. For 2013, the highest outstanding balance was $399,750 and the balance outstanding at December 31, 2013 was $399,121. Mr. Brundige paid $629 in principal and $1,749 in interest on this loan in 2013.

•
A fixed-rate first mortgage loan to Mr. Brundige in the original principal amount of $417,000. The interest rate on this loan was 3.875%. For 2013, the highest outstanding balance was $401,032 and the balance outstanding at December 31, 2013 was $0. Mr. Brundige paid $401,032 in principal and $13,522 in interest on this loan in 2013. For 2012, the highest outstanding balance was $408,857 and the balance outstanding at December 31, 2012 was $401,032. Mr. Brundige paid $7,825 in principal and $15,705 in interest on this loan in 2012. For 2011, the highest outstanding balance was $416,386 and the balance outstanding at December 31, 2011 was $408,857. Mr. Brundige paid $7,529 in principal and $16,002 in interest on this loan in 2011.

•
A fixed-rate first mortgage loan to Mr. Davila, an executive officer, in the original principal amount of $417,000. The interest rate on this loan was 4.35%. For 2011, the highest outstanding balance was $219,552, and the balance outstanding at December 31, 2011 was $0. Mr. Davila paid $219,552 in principal and $1,926 in interest on this loan in 2011.

•
An adjustable rate first mortgage loan to Alfonso de Castro, an executive officer, in the original principal amount of $950,000. The current interest rate on this loan is 2.375%. For 2013, the highest outstanding balance was $950,000, and the balance outstanding at December 31, 2013 was $946,181. Mr. de Castro paid $3,819 in principal and $3,196 in interest on this loan in 2013.

•
A fixed-rate first mortgage loan to Mr. de Las Heras, one of our directors, in the original principal amount of $400,000. The interest rate on this loan is 3.99%. For 2013, the highest outstanding balance was $374,684, and the balance outstanding at December 31, 2013 was $366,599. Mr. de Las Heras paid $8,085 in principal and $14,803 in interest on this loan in 2013. For 2012, the highest outstanding balance was $382,453, and the balance outstanding at December 31, 2012 was $374,684. Mr. de Las Heras paid $7,769 in principal and $15,119 in interest on this loan in 2012. For 2011, the highest outstanding balance was $389,919, and the balance outstanding at December 31, 2011 was $382,453. Mr. de Las Heras paid $7,466 in principal and $15,422 in interest on this loan in 2011.

•
A fixed-rate first mortgage loan to Mr. de Las Heras in the original principal amount of $255,000. The interest rate on this loan is 2.375%. For 2013, the highest outstanding balance was $255,000, and the balance outstanding at December 31, 2013 was $242,617. Mr. de Las Heras paid $12,383 in principal and $5126 in interest on this loan in 2013.

•
An adjustable rate first mortgage loan to Carlos Garcia, a director and executive officer during 2013, in the original principal amount of $1,378,125. The interest rate on this loan was 3.125%. For 2012, the highest outstanding balance was $1,373,490, and the balance outstanding at December 31, 2012 was $0. Mr. Garcia paid $1,373,490 in principal and $36,418 in interest on this loan in 2012. For 2011, the highest outstanding balance was $1,378,125, and the balance outstanding at December 31, 2011 was $1,373,490. Mr. Garcia paid $4635 in principal and $10,761 in interest on this loan in 2011.

•
An adjustable rate first mortgage loan to Mr. Garcia in the original principal amount of $1,354,000. The interest rate on this loan is 2.875%. For 2013, the highest outstanding balance was $1,351,138, and the balance outstanding at December 31, 2013 was $1,317,007. Mr. Garcia paid $34,131 in principal and $24,605 in interest on this loan in 2013. For 2012, the highest outstanding balance was $1,354,000, and the balance outstanding at December 31, 2012 was $1,351,138. Mr. Garcia paid $2,863 in principal and $1,975 in interest on this loan in 2012.

•
A fixed-rate first mortgage loan to Kenneth Goldman, an executive officer during 2013, in the original principal amount of $824,000. The interest rate on this loan is 2.875%. For 2013, the highest outstanding balance was $819,656, and the balance outstanding at December 31, 2013 was $801,965. Mr. Goldman paid $17,691 in principal and $23,333 in interest on this loan in 2013. For 2012, the highest outstanding balance was $824,000, and the balance outstanding at December 31, 2012 was $819,656. Mr. Goldman paid $4,344 in principal and $6,439 in interest on this loan in 2012.

•
A fixed-rate first mortgage loan to Jason Hardgrave, an executive officer, in the original principal amount of $650,000. The interest rate on this loan is 3.47%. For 2012, the highest outstanding balance was $613,644, and the balance outstanding at December 31, 2012 was $0. Mr. Hardgrave paid $613,644 in principal and $5,925 in interest on this loan in 2012. For 2011, the highest outstanding balance was $650,000, and the balance outstanding at December 31, 2011 was $613,644. Mr. Hardgrave paid $36,356 in principal and $20,215 in interest on this loan in 2011.

•
A fixed-rate first mortgage loan to Mr. Hardgrave in the original principal amount of $1,087,500. The interest rate on this loan is 3.5%. For 2013, the highest outstanding balance was $1,073,668, and the balance outstanding at December 31, 2013 was $1,052,305. Mr. Hardgrave paid $21,362 in principal and $37,238 in interest on this loan in 2013. For 2012, the highest outstanding balance was $1,087,500, and the balance outstanding at December 31, 2012 was $1,073,668. Mr. Hardgrave paid $13,832 in principal and $27,666 in interest on this loan in 2012.

•
An adjustable rate first mortgage loan to Carol Hunley, an executive officer, in the original principal amount of $926,400. The current interest rate on this loan is 1.625%. For 2013, the highest outstanding balance was $908,315, and the balance outstanding at December 31, 2013 was $883,857. Ms. Hunley paid $24,458 in principal and $14,579 in interest on this loan in 2013. For 2012, the highest outstanding balance was $926,400, and the balance outstanding at December 31, 2012 was $908,315. Ms. Hunley paid $18,085 in principal and $11,237 in interest on this loan in 2012.

•
A fixed-rate first mortgage loan to Mr. Hamill, one of our directors, in the original principal amount of $225,000. The interest rate on this loan was 4.75%. For 2012, the highest outstanding balance was $223,573, and the balance outstanding at December 31, 2012 was $0. Mr. Hamill paid $223,573 in principal and $10,629 in interest on this loan in 2012. For 2011, the highest outstanding balance was $225,000, and the balance outstanding at December 31, 2011 was $223,573. Mr. Hamill paid $1,427 in principal and $4,858 in interest on this loan in 2011.

•
An adjustable rate first mortgage loan to Donna Howe, an executive officer during 2013, in the original principal amount of $450,000. The interest rate on this loan was 2.375%. For 2013, the highest outstanding balance was $442,902, and the balance outstanding at December 31, 2013 was $430,737. Ms. Howe paid $12,165 in principal and $6,372 in interest on this loan in 2013. For 2012, the highest outstanding balance was $450,000, and the balance outstanding at December 31, 2012 was $442,902. Ms. Howe paid $7,098 in principal and $3,585 in interest on this loan in 2012.

•
A fixed-rate first mortgage loan to Michael Lee, an executive officer, in the original principal amount of $110,000. The interest rate on this loan was 3.625%. For 2013, the highest outstanding balance was $9,700, and the balance outstanding at December 31, 2013 was $0. Mr. Lee paid $9,700 in principal and $146 in interest on this loan in 2013. For 2012, the highest outstanding balance was $22,232, and the balance outstanding at December 31, 2012 was $9,700. Mr. Lee paid $12,531 in principal and $599 in interest on this loan in 2012. For 2011, the highest outstanding balance was $34,318, and the balance outstanding at December 31, 2011 was $22,232. Mr. Lee paid $12,086 in principal and $1,045 in interest on this loan in 2011.

•
An adjustable rate first mortgage loan to Nuno Matos, an executive officer during 2013, in the original principal amount of $417,000. The interest rate on this loan was 2.5%. For 2011, the highest outstanding balance was $242,486, and the balance outstanding at December 31, 2011 was $0. Mr. Matos paid $242,486 in principal and $1,128in interest on this loan in 2011.

•
An adjustable rate first mortgage loan to David Miree, an executive officer during 2013, in the original principal amount of $1,106,250. The interest rate on this loan is 2.25%. For 2013, the highest outstanding balance was $972,785, and the balance outstanding at December 31, 2013 was $943,630. Mr. Miree paid $29,155 in principal and $21,588 in interest on this loan in 2013. For 2012, the highest outstanding balance was $1,095,438, and the balance outstanding at December 31, 2012 was $972,785. Mr. Miree paid $122,653 in principal and $22,590 in interest on this loan in 2012. For 2011, the highest outstanding balance was $1,106,250, and the balance outstanding at December 31, 2011 was $1,095,438. Mr. Miree paid $10,812 in principal and $11,437 in interest on this loan in 2011.

•
An adjustable rate first mortgage loan to Mr. Morata, an executive officer during 2013, in the original principal amount of $912,000. The interest rate on this loan was 2.5%. For 2013, the highest outstanding balance was $783,576, and the balance outstanding at December 31, 2013 was $0. Mr. Morata paid $783,576 in principal and $13,381 in interest on this loan in 2013. For 2012, the highest outstanding balance was $851,346, and the balance outstanding at December 31, 2012 was $783,576. Mr. Morata paid $67,770 in principal and $20,511 in interest on this loan in 2012. For 2011, the highest outstanding balance was $912,000, and the balance outstanding at December 31, 2011 was $851,346. Mr. Morata paid $60,654 in principal and $20,334 in interest on this loan in 2011.

•
An adjustable rate first mortgage loan to Mr. Morata in the original principal amount of $950,000. The interest rate on this loan was 4.5%. For 2011, the highest outstanding balance was $897,679, and the balance outstanding at December 31, 2011 was $0. Mr. Morata paid $897,679 in principal and $18,405 in interest on this loan in 2011.

•
An adjustable rate first mortgage loan to Federico Papa, an executive officer, in the original principal amount of $999,900. The interest rate on this loan was 2.75%. For 2012, the highest outstanding balance was $994,516, and the balance outstanding at December 31, 2012 was $0. Mr. Papa paid $994,516 in principal and $8,836 in interest on this loan in 2012. For 2011, the highest outstanding balance was $999,900, and the balance outstanding at December 31, 2011 was $994,516. Mr. Papa paid $5,384 in principal and $8,160 in interest on this loan in 2011.

•
An adjustable rate first mortgage loan to Mr. Papa in the original principal amount $995,000. The current interest rate on this loan is 2%. For 2013, the highest outstanding balance was $978,750, and the balance outstanding at December 31, 2013 was $953,967. Mr. Papa paid $24,784 in principal and $19,349 in interest on this loan in 2013. For 2012, the highest outstanding balance was $995,000, and the balance outstanding at December 31, 2012 was $978,750. Mr. Papa paid $16,250 in principal and $13,172 in interest on this loan in 2012.

•
A fixed-rate first mortgage loan to Mr. Pfirrman, an executive officer, in the original principal amount of $300,000. The interest rate on this loan was 3.81%. For 2013, the highest outstanding balance was $242,104, and the balance outstanding at December 31, 2013 was $0. Mr. Pfirrman paid $242,104 in principal and $1,497 in interest on this loan in 2013. For 2012, the highest outstanding balance was $258,821, and the balance outstanding at December 31, 2012 was $242,104. Mr. Pfirrman paid $16,716 in principal and $9,571 in interest on this loan in 2012. For 2011, the highest outstanding balance was $274,913, and the balance outstanding at December 31, 2011 was $258,821. Mr. Pfirrman paid $16,092 in principal and $10,195 in interest on this loan in 2011.

•
A fixed-rate first mortgage loan to Mr. Pfirrman in the original principal amount of $240,000. The interest rate on this loan is 2.29%. For 2013, the highest outstanding balance was $245,000, and the balance outstanding at December 31, 2013 was $232,380. Mr. Pfirrman paid $12,620 in principal and $4,587 in interest on this loan in 2013.

•
An adjustable rate first mortgage loan to Xavier Ruiz, an executive officer during 2013, in the original principal amount of $840,000. The current interest rate on this loan is 1.75%. For 2013, the highest outstanding balance was $829,306, and the balance outstanding at December 31, 2013 was $807,636. Mr. Ruiz paid $21,670 in principal and $14,340 in interest on this loan in 2013. For 2012, the highest outstanding balance was $840,000, and the balance outstanding at December 31, 2012 was $829,306. Mr. Ruiz paid $10,694 in principal and $8,005 in interest on this loan in 2012.

•
An adjustable rate first mortgage loan to Mr. Sabater, an executive officer, in the original principal amount of $545,000. The current interest rate on this loan is 1.875%. For 2013, the highest outstanding balance was $477,695, and the balance outstanding at December 31, 2013 was $414,343. Mr. Sabater paid $63,352 in principal and $8,414 in interest on this loan in 2013. For 2012, the highest outstanding balance was $539,871, and the balance outstanding at December 31, 2012 was $477,695. Mr. Sabater paid $62,176 in principal and $9,590 in interest on this loan in 2012. For 2011, the highest outstanding balance was $545,000, and the balance outstanding at December 31, 2011 was $539,871. Mr. Sabater paid $5,129 in principal and $1,448 in interest on this loan in 2011.

•
An adjustable rate first mortgage loan to Mr. Sabater in the original principal amount of $986,000. The interest rate on this loan was 3.375%. For 2011, the highest outstanding balance was $975,212, and the balance outstanding at December 31, 2011 was $0. Mr. Sabater paid $975,212 in principal and $27,941 in interest on this loan in 2011.

•
A fixed-rate first mortgage loan to Mr. Sanchez, one of our directors, in the original principal amount of $341,000. The interest rate on this loan is 3.875%. For 2013, the highest outstanding balance was $285,769, and the balance outstanding at December 31, 2013 was $262,350. Mr. Sanchez paid $23,419 in principal and $11,470 in interest on this loan in 2013. For 2012, the highest outstanding balance was $309,282, and the balance outstanding at December 31, 2012 was $285,769. Mr. Sanchez paid $23,514 in principal and $11,392 in interest on this loan in 2012. For 2011, the highest outstanding balance was $321,923, and the balance outstanding at December 31, 2011 was $309,282. Mr. Sanchez paid $12,641 in principal and $12,252 in interest on this loan in 2011.

•
A line of credit to Mr. Sanchez in the original principal amount of $250,000. The interest rate on this line is 4.24%. The balance outstanding on this line at December 31, 2013 was $224,651. The outstanding balance on this line at December 31, 2012 was $50,336.

•
An adjustable rate first mortgage loan to Eduardo Stock, an executive officer during 2013, in the original principal amount of $765,000. The interest rate on this loan was 3.25%. For 2013, the highest outstanding balance was $34,324, and the balance outstanding at December 31, 2013 was $13,224. Mr. Stock paid $21,100 in principal and $482 in interest on this loan in 2013. For 2012, the highest outstanding balance was $134,073, and the balance outstanding at December 31, 2012 was $34,324. Mr. Stock paid $99,749 in principal and $2,122 in interest on this loan in 2012. For 2011, the highest outstanding balance was $756,559, and the balance outstanding at December 31, 2011 was $134,073. Mr. Stock paid $622,485 in principal and $14,386 in interest on this loan in 2011.

Approval of Related Party Transactions

SHUSA's policies require that all related person transactions be reviewed for compliance and applicable banking and securities laws and be approved by, or approved pursuant to procedures approved by, the Bank's “Business Activities Committee.”. Moreover, SHUSA's policies require that all material transactions be approved by SHUSA's Board or the Bank's Board.

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

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees of the Independent Auditor

The following tables set forth the aggregate fees for services rendered to the Company, for the fiscal year ended December 31, 2013 by our principal accounting firm, Deloitte & Touche LLP.

Fiscal Year Ended December 31, 2013
Audit Fees	$3,517,766
Audit-Related Fees	871,500
Tax Fees	1,197,000
All Other Fees	—
Total Fees	$5,586,266

Audit fees in 2013 included fees associated with the annual audit of the financial statements and the audit of internal control over financial reporting of the Company, the reviews of the Quarterly Reports on Form 10-Q, and certain accounting consultations.

Audit-related fees in 2013 principally included audits of employee benefit plans, audits of separate subsidiary financial statements required by their formation agreements, attestation reports required under services agreements, consent to use its report in connection with various documents filed with the SEC, and comfort letters issued to underwriters for securities offerings. Tax fees in 2013 included tax compliance, tax advice and tax planning.

The following tables set forth the aggregate fees for services rendered to the Company for the fiscal year ended December 31, 2012 by our principal accounting firm, Deloitte & Touche LLP.

Fiscal Year Ended December 31, 2012
Audit Fees	$3,543,400
Audit-Related Fees	492,400
Tax Fees	61,000
All Other Fees	—
Total Fees	$4,096,800

Audit fees in 2012 included fees associated with the annual audit of the financial statements and the audit of internal control over financial reporting of the Company, the reviews of the Quarterly Reports on Form 10-Q, and certain accounting consultations.

Audit-related fees in 2012 principally included audits of employee benefit plans, audits of separate subsidiary financial statements required by their formation agreements, attestation reports required under services agreements, consent to use its report in connection with various documents filed with the SEC, and comfort letters issued to underwriters for securities offerings. Tax fees in 2012 included tax compliance, tax advice and tax planning.

Total fees increased for the year ended 2013 as compared to the year ended 2012 due to procedures performed as a result of the adoption of the revised Foreign Account Tax Compliance Act ("FATCA").

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by Independent Auditor

During 2013, SHUSA’s Audit Committee pre-approved audit and non-prohibited, non-audit services provided by the independent auditor after its appointment as such. These services may have included audit services, audit-related services, tax services and other services. The Audit Committee adopted a policy for the pre-approval of services provided by the independent auditor. Under the policy, pre-approval was generally provided for up to one year and any pre-approval was detailed as to the particular service or category of services and was subject to a specific budget. In addition, the Audit Committee may also have pre-approved particular services on a case-by-case basis. For each proposed service, the Audit Committee received detailed information sufficient to enable it to pre-approve and evaluate such service. The Audit Committee may have delegated pre-approval authority to one or more of its members. Any pre-approval decision made under delegated authority was communicated to the Audit Committee at or before its next scheduled meeting. There were no waivers by the Audit Committee of the pre-approval requirement for permissible non-audit services in 2013.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

1. Financial Statements.

The following financial statements are filed as part of this report:

Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholder's Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Audited consolidated financial statements of SCUSA of December 31, 2013 and 2012 and for each of the three years in the period ended December 31, 2013 are filed with this Report as Exhibit 99.2 and incorporated herein by reference.

2. Financial Statement Schedules.

Financial statement schedules are omitted because the required information is either not applicable, not required or is shown in the respective financial statements or in the notes thereto.

(b)Exhibit Index

(2.1)
Transaction Agreement, dated as of October 13, 2008, between Santander Holdings USA, Inc. and Banco Santander, S.A. (Incorporated by reference to Exhibit 2.1 to SHUSA's Current Report on Form 8-K filed October 16, 2008) (Commission File Number 333-172807)

(3.1)
Amended and Restated Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed January 30, 2009) (Commission File Number 333-172807)

(3.2)
Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc.'s Current Report on Form 8-K filed March 27, 2009) (Commission File Number 333-172807)

(3.3)
Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed February 5, 2010) (Commission File Number 333-172807)

(3.4)
Articles of Amendment to the Articles of Incorporation of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.2 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed June 21, 2011) (Commission File Number 333-172807)

(3.5)
Amended and Restated Bylaws of Santander Holdings USA, Inc. (Incorporated by reference to Exhibit 3.1 of Santander Holdings USA, Inc.’s Current Report on Form 8-K filed January 30, 2012) (Commission File Number 333-172807)

(4.1)
Santander Holdings USA, Inc. has certain debt obligations outstanding. None of the instruments evidencing such debt authorizes an amount of securities in excess of 10% of the total assets of Santander Holdings USA, Inc. and its subsidiaries on a consolidated basis; therefore, copies of such instruments are not included as exhibits to this Annual Report on Form 10-K. Santander Holdings USA, Inc. agrees to furnish copies to the SEC on request.

(4.2)
Fiscal Agency Agreement dated December 22, 2008 between Sovereign Bank and The Bank of New York Mellon Trust Company, N.A., as fiscal agent (Incorporated by reference to Exhibit 4.1 to SHUSA's Current Report on Form 8-K filed December 22, 2008) (Commission File Number 333-172807)

(4.3)
Fiscal Agency Agreement dated December 22, 2008 between Santander Holdings USA, Inc. and The Bank of New York Mellon Trust Company, N.A., as fiscal agent (Incorporated by reference to Exhibit 4.2 to SHUSA's Current Report on Form 8-K filed December 22, 2008) (Commission File Number 333-172807)

(10.1)
Commercial Paper Dealer Agreement between Santander Holdings USA, Inc. and Santander Investment Securities Inc., dated as of July 15, 2010 (Incorporated by reference to Exhibit 10.1.1 to SHUSA's Current Report on Form 8-K filed July 21, 2010) (Commission File Number 333-172807)

(10.2)
Investment Agreement, dated October 20, 2011, by and between Santander Holdings USA, Inc. and Sponsor Auto Finance Holdings Series LP., together with the exhibits thereto. (Incorporated by reference to Exhibit 10.2 to SHUSA's Current Report on Form 8-K/A filed October 18, 2012 (Commission File Number 001-16581) and SHUSA's Current Report on Form 8-K filed October 21, 2011 (Commission File Number 001-16581)).

(10.3)
Investment Agreement, dated October 20, 2011, by and between Santander Holdings USA, Inc. and Dundon DFS LLC, together with the exhibits thereto. (Incorporated by reference to Exhibit 10.3 to SHUSA's Current Report on Form 8-K/A filed October 18, 2012 (Commission File Number 001-16581) and SHUSA's Current Report on Form 8-K filed October 21, 2011 (Commission File Number 001-16581))

(10.4)
Underwriting Agreement dated January 22, 2014 among Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the underwriters listed therein, SCUSA, SCUSA Illinois, the Company and the other Selling Stockholders listed in Schedule II thereto (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed January 28, 2014 (Commission File Number 001-16581)

(10.5)
Shareholders Agreement dated January 28, 2014 among the Company, SCUSA, Sponsor Holdings, DDFS, Thomas G. Dundon and Banco Santander, S.A. (Incorporated by reference to Exhibit 1.2 to the Company’s Current Report on Form 8-K filed January 28, 2014 (Commission File Number 001-16581)

(18.0)	Preferability Letter Regarding Change in Accounting Policy relating to Goodwill.

(21.1)	Subsidiaries of Registrant

(23.1)	Consent of Deloitte & Touche LLP (Santander Holdings USA, Inc.)

(31.1)	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.2)	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(31.3)	Comptroller certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

(32.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(32.3)	Comptroller certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(99.1)	Santander Consumer USA Holdings Inc Form 10-K as of December 31, 2013 and 2012 and for the years ended December 31, 2013, 2012, and 2011.

(101)	Interactive Data File (XBRL). Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANTANDER HOLDINGS USA, INC. (Registrant)
Date:	March 14, 2014	/s/ Román Blanco
Román Blanco
President and Chief Executive Officer (Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Román Blanco Román Blanco	President Chief Executive Officer (Principal Executive Officer)	March 14, 2014

/s/ Juan Carlos Alvarez Juan Carlos Alvarez	Senior Executive Vice President Chief Financial Officer(Principal Financial Officer)	March 14, 2014
/s/ Guillermo Sabater Guillermo Sabater	Senior Executive Vice President Comptroller	March 14, 2014

/s/ Jerry Grundhofer Jerry Grundhofer	Chairman of the Board	March 14, 2014

/s/ José Antonio Alvarez José Antonio Alvarez	Director	March 14, 2014

/s/ Thomas G. Dundon Thomas G. Dundon	Director	March 14, 2014

/s/ Stephen Ferriss Stephen Ferriss	Director	March 14, 2014

/s/ José Maria Fuster José Maria Fuster	Director	March 14, 2014

/s/ Gonzalo de Las Heras Gonzalo de Las Heras	Director	March 14, 2014

/s/ John Hamill John Hamill	Director	March 14, 2014

/s/ Marian L. Heard Marian L. Heard	Director	March 14, 2014

/s/ Alberto Sánchez Alberto Sánchez	Director	March 14, 2014

/s/ Wolfgang Schoellkopf Wolfgang Schoellkopf	Director	March 14, 2014

/s/ Juan Andres Yanes Juan Andres Yanes	Chief Risk Officer and Senior Executive Vice President	March 14, 2014