Form 10-Q
period 2014-03-31
Santander Holdings USA, Inc.
filed 2014-05-15
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐. No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2014
Common Stock (no par value)	530,307,043 shares

FORWARD-LOOKING STATEMENTS
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

This Quarterly Report on Form 10-Q of Santander Holdings USA, Inc. (“SHUSA” or the “Company”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 regarding the financial condition, results of operations, business plans and future performance of the Company. Words such as “may,” “could,” “should,” “looking forward,” “will,” “would,” “believe,” “expect,” “hope,” “anticipate,” “estimate,” “intend,” “plan,” “assume” or similar expressions are intended to indicate forward-looking statements.

Although SHUSA believes that the expectations reflected in these forward-looking statements are reasonable as of the date on which the statements are made, these statements are not guarantees of future performance and involve risks and uncertainties based on various factors and assumptions. Among the factors that could cause SHUSA’s financial performance to differ materially from that suggested by forward‑looking statements are:

•
the strength of the United States economy in general and regional and local economies in which SHUSA conducts operations in particular, which may affect, among other things, the level of non-performing assets, charge-offs, and provisions for credit losses;

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

•
inflation, interest rate, market and monetary fluctuations, which may, among other things, reduce net interest margins, impact funding sources and affect our ability to originate and distribute financial products in the primary and secondary markets;

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

•
the impact of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "DFA"), enacted in July 2010, which is a significant development for the industry, and the full impact of which will not be known until the rule-making processes mandated by the legislation are complete, although the impact has involved and will involve higher compliance costs which have affected and will affect SHUSA’s revenue and earnings negatively;

•	competitors of SHUSA that may have greater financial resources or may develop products and technology that enable those competitors to compete more successfully than SHUSA;

•	acts of terrorism or domestic or foreign military conflicts; and acts of God, including natural disasters;

•	the costs and effects of any regulatory or judicial proceedings;

•	the outcome of ongoing tax audits by federal, state and local income tax authorities that may require SHUSA to pay additional taxes compared to what has been accrued or paid as of period-end; and

•	SHUSA’s success in managing the risks involved in the foregoing.

PART 1- FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited at March 31, 2014)

	March 31, 2014	December 31, 2013
	(in thousands)
ASSETS
Cash and amounts due from depository institutions	$3,485,572	$4,226,947
Investment securities:
Available-for-sale at fair value	11,694,073	11,646,240
Other investments	736,991	820,395
Loans held for investment	74,062,616	49,921,677
Allowance for loan losses	(1,110,592)	(834,337)
Net loans held for investment	72,952,024	49,087,340
Loans held-for-sale at fair value (1)	250,461	128,949
Premises and equipment, net (2)	931,370	815,795
Accrued interest receivable	494,448	195,782
Equity method investments	153,577	3,085,450
Goodwill	8,909,625	3,431,481
Core deposit intangibles and other intangibles, net	791,360	34,614
Leased vehicles, net	3,314,299	—
Bank owned life insurance	1,661,459	1,651,179
Restricted cash	1,912,244	97,397
Deferred tax assets, net	—	747,958
Other assets (3)	1,880,574	1,174,494
TOTAL ASSETS	$109,168,077	$77,144,021
LIABILITIES
Accrued expenses and payables	1,538,407	1,050,785
Total deposits and other customer accounts	50,044,848	49,521,406
Borrowings and other debt obligations	34,766,697	12,376,624
Advance payments by borrowers for taxes and insurance	253,935	182,571
Deferred tax liabilities, net	257,190	—
Other liabilities	710,904	467,652
TOTAL LIABILITIES	87,571,981	63,599,038
STOCKHOLDER'S EQUITY
Preferred stock (no par value; $25,000 liquidation preference; 7,500,000 shares authorized; 8,000 shares outstanding at March 31, 2014 and at December 31, 2013)	195,445	195,445
Common stock (no par value; 800,000,000 shares authorized; 530,307,043 and 520,307,043 shares outstanding at March 31, 2014 and at December 31, 2013, respectively)	14,710,058	12,209,816
Accumulated other comprehensive (loss)	(163,185)	(254,368)
Retained earnings	3,160,343	1,394,090
TOTAL SHUSA STOCKHOLDER'S EQUITY	17,902,661	13,544,983
Noncontrolling interest	3,693,435	—
TOTAL STOCKHOLDER'S EQUITY	21,596,096	13,544,983
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$109,168,077	$77,144,021

(1) Recorded at the fair value option or lower of cost or fair value.
(2) Net of accumulated depreciation of $665.4 million and $584.2 million at March 31, 2014 and December 31, 2013, respectively.
(3) Includes residential mortgage servicing rights ("MSRs") of $134.8 million and $141.8 million at March 31, 2014 and December 31, 2013, respectively, for which the Company has elected the fair value option.

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Month Period Ended March 31,
	2014	2013
	(in thousands)
INTEREST INCOME:
Loans	$1,334,520	$499,763
Interest-earning deposits	1,995	1,024
Investment securities:
Available-for-sale	61,584	93,636
Other investments	8,107	6,220
TOTAL INTEREST INCOME	1,406,206	600,643
INTEREST EXPENSE:
Deposits and customer accounts	48,947	56,942
Borrowings and other debt obligations	185,154	147,683
TOTAL INTEREST EXPENSE	234,101	204,625
NET INTEREST INCOME	1,172,105	396,018
Provision for credit losses	335,330	16,850
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	836,775	379,168
NON-INTEREST INCOME:
Consumer fees	82,964	54,777
Commercial fees	42,970	52,494
Mortgage banking income, net	12,947	32,308
Equity method investments	19,642	182,094
Bank owned life insurance	14,182	13,949
Miscellaneous income	258,068	10,676
TOTAL FEES AND OTHER INCOME	430,773	346,298
Gain on Change in Control	2,428,539	—
Net gain on sale of investment securities	1,944	73,522
Net gain recognized in earnings	2,430,483	73,522
TOTAL NON-INTEREST INCOME	2,861,256	419,820
GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	318,959	174,734
Occupancy and equipment expenses	119,203	92,244
Technology expense	40,270	28,695
Outside services	35,959	17,902
Marketing expense	14,100	7,008
Loan expense	69,137	19,855
Other administrative expenses	140,886	39,801
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	738,514	380,239
OTHER EXPENSES:
Amortization of intangibles	13,715	7,698
Deposit insurance premiums and other expenses	14,417	22,637
Loss on debt extinguishment	3,635	246
TOTAL OTHER EXPENSES	31,767	30,581
INCOME BEFORE INCOME TAXES	2,927,750	388,168
Income tax provision	1,050,107	102,670
NET INCOME INCLUDING NONCONTROLLING INTEREST	$1,877,643	$285,498
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	107,740	—
NET INCOME ATTRIBUTABLE TO SHUSA	$1,769,903	$285,498

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three-Month Period Ended March 31,
	2014	2013
	(in thousands)
NET INCOME INCLUDING NONCONTROLLING INTEREST	$1,877,643	$285,498
OTHER COMPREHENSIVE (LOSS)/INCOME, NET OF TAX
Net unrealized gains on cash flow hedge derivative financial instruments	7,760	10,829
Net unrealized (losses)/gains on investment securities	82,861	(64,139)
Pension and post-retirement actuarial gain	562	549
TOTAL OTHER COMPREHENSIVE (LOSS)/INCOME	91,183	(52,761)
COMPREHENSIVE INCOME	$1,968,826	$232,737
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	$107,740	$—
COMPREHENSIVE INCOME ATTRIBUTABLE TO SHUSA	$1,861,086	$232,737

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2014 AND 2013
(Unaudited)
(in thousands)

	Common Shares Outstanding	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, December 31, 2012	520,307	$195,445	$12,211,636	$54,334	$780,587	—	$13,242,002
Comprehensive income/(loss)	—	—	—	(52,761)	285,498	—	232,737
Stock issued in connection with employee benefit and incentive compensation plans	—	—	810	—	—	—	810
Dividends paid on preferred stock	—	—	—	—	(3,650)	—	(3,650)
Balance, March 31, 2013	520,307	$195,445	$12,212,446	$1,573	$1,062,435	—	$13,471,899

	Common Shares Outstanding	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, December 31, 2013	520,307	$195,445	$12,209,816	$(254,368)	$1,394,090	—	$13,544,983
Comprehensive income/(loss)	—	—	—	91,183	1,769,903	—	1,861,086
SCUSA Change in Control(1)			—			3,693,435	3,693,435
Issuance of common stock	10,000		2,500,000			—	2,500,000
Stock issued in connection with employee benefit and incentive compensation plans	—	—	242	—	—		242
Dividends paid on preferred stock	—	—	—	—	(3,650)	—	(3,650)
Balance, March 31, 2014	530,307	$195,445	$14,710,058	$(163,185)	$3,160,343	3,693,435	$21,596,096
(1) Refer to Note 3 to the Condensed Consolidated Financial Statements for further discussion.

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three-Month Period Ended March 31,
	2014	2013
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interest	$1,877,643	$285,498
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on SCUSA Change in Control	(2,291,003)	—
Net gain on sale of SCUSA shares	(137,536)	—
Gain on sale of branches	(10,648)	—
Provision for credit losses	335,330	16,850
Deferred taxes	800,165	87,746
Depreciation, amortization and accretion	180,190	79,209
Net gain on sale of loans	(37,471)	(27,923)
Net gain on sale of investment securities	(1,944)	(73,522)
Loss on debt extinguishment	3,635	246
Net loss on real estate owned and premises and equipment	689	634
Stock-based compensation	2,707	810
Equity earnings from equity method investments	(19,642)	(182,094)
Distributions from equity method investments, net	(16,523)	2,522
Origination of loans held for sale, net of repayments	(831,266)	(1,368,503)
Proceeds from sales of loans held-for-sale	1,176,991	1,547,866
Net change in:
Other assets and bank owned life insurance	241,532	78,338
Other liabilities	(304,563)	(370,682)
Other	(790)	16,677
NET CASH PROVIDED BY OPERATING ACTIVITIES	967,496	93,672

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available-for-sale investment securities	88,113	2,587,183
Proceeds from prepayments and maturities of available-for-sale investment securities	630,324	1,133,771
Purchases of available-for-sale investment securities	(600,812)	(2,345,560)
Proceeds from sales of other investments	154,126	43,240
Purchases of other investments	(70,675)	—
Net change in restricted cash	(126,404)	315,370
Proceeds from sales of loans held for investment	674,777	37,311
Purchases of loans held for investment	(994,166)	(370,802)
Net change in loans other than purchases and sales	(2,454,428)	896,010
Purchases of leased vehicles	(807,135)	—
Proceeds from the sale of leased vehicles	9,451	—
Manufacturer incentives	165,581	—
Proceeds from sales of real estate owned and premises and equipment	246,127	11,160
Purchases of premises and equipment	(97,285)	(27,021)
Cash collateral paid on derivatives	(18,795)	—
Net cash transferred on the sale of branches	(151,286)	—
Gain on sale of SCUSA shares	320,145	—
Cash acquired in SCUSA Change in Control	11,076	—
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	(3,021,266)	2,280,662

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	797,918	271,563
Net change in short-term borrowings	(2,808,671)	(4,349,966)
Net proceeds from long-term borrowings	6,552,549	—
Repayments of long-term borrowings	(5,865,577)	(260,040)
Proceeds from FHLB advances (with maturities greater than 90 days)	—	1,500,000
Repayments of FHLB advances (with maturities greater than 90 days)	813,635	(40,494)
Net change in advance payments by borrowers for taxes and insurance	71,364	53,603
Cash dividends paid to preferred stockholders	(3,650)	(3,650)
Proceeds from the issuance of common stock	1,754,827	—
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	1,312,395	(2,828,984)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(741,375)	(454,650)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,226,947	2,220,811
CASH AND CASH EQUIVALENTS, END OF PERIOD	$3,485,572	$1,766,161

SUPPLEMENTAL DISCLOSURES
Net income taxes paid / (received)	$258,501	$29,142
Interest paid	(29,895)	201,927

NON-CASH TRANSACTIONS
Loans transferred to other real estate owned	13,816	15,136
Loans transferred to repossessed vehicles	238,013	—
Conversion of debt to common equity	750,000	—
Liquidation of common equity securities	24,742	—
Transfers of unsecured notes payable from notes payable to credit facilities	714,289	—

See accompanying notes to unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Introduction

Santander Holdings USA, Inc. (“SHUSA” or the “Company”) is a Virginia corporation and the parent company of Santander Bank, National Association (the “Bank”). SHUSA is headquartered in Boston, Massachusetts and the Bank's main office is in Wilmington, Delaware. SHUSA is a wholly-owned subsidiary of Banco Santander, S.A. (“Santander”).

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

Santander Consumer USA Holdings Inc. ("SCUSA"), headquartered in Dallas, Texas, is a full-service, technology-driven consumer finance company focused on vehicle finance and unsecured consumer lending products.

On January 23, 2014, SCUSA's registration statement for an initial public offering (the "IPO") of shares of its common stock (the “SCUSA Common Stock”), was declared effective by the Securities and Commission (the "SEC"). Prior to the IPO, the Company owned approximately 65% of the shares of SCUSA Common Stock.
On January 28, 2014, the IPO was closed, and certain stockholders of SCUSA, including the Company and Sponsor Auto Finance Holding Series LP (“Sponsor Holdings”), sold 85,242,042 shares of SCUSA Common Stock. Immediately following the IPO, the Company owned approximately 61% of the shares of SCUSA Common Stock. In connection with these sales, certain board representation, governance and other rights granted to DDFS LLC (“DDFS”) and Sponsor Holdings were terminated as a result of the reduction in DDFS and Sponsor Holdings’ collective ownership of shares of SCUSA Common Stock below certain ownership thresholds causing the Company to control SCUSA (the “Change in Control”).
Prior to the Change in Control, the Company accounted for its investment in SCUSA under the equity method. Following the Change in Control, the Company consolidated the financial results of SCUSA in the Company’s Condensed Consolidated Financial Statements. The Company’s consolidation of SCUSA is treated as an acquisition of SCUSA by the Company in accordance with Accounting Standard Codification 805 - Business Combinations (“ASC 805”). SCUSA Common Stock is now listed for trading on the New York Stock Exchange under the trading symbol "SC".
See Note 3 for a detailed discussion of SCUSA’s acquisition by the Company in accordance with the accounting guidance on business combinations.

Basis of Presentation

These Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries, including its principal subsidiary, the Bank, and certain special purpose financing trusts utilized in financing transactions which are considered variable interest entities ("VIEs"). The Company consolidates other VIEs for which it is deemed the primary beneficiary. The Condensed Consolidated Financial Statements have been prepared by the Company, without audit, pursuant to SEC regulations. All intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the Condensed Consolidated Financial Statements, prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), have been omitted pursuant to such regulations. Additionally, where applicable, the Company's accounting policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. However, in the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income, Statement of Stockholder's Equity and Statements of Cash Flows for the periods indicated, and contain adequate disclosure to make the information presented not misleading.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Reclassifications

Core Deposit Intangibles

The Company reclassified approximately $34.6 million of definite-lived intangible assets from Other Assets to Core Deposit Intangibles and Other Intangibles within the Consolidated Balance Sheets at December 31, 2013. The Company previously classified such definite lived intangibles within Other Assets as they did not meet the quantitative thresholds for separate presentation. Due to the increase of the intangible assets during the current quarter, as a result of the Business Combination as further discussed in Note 3, the Company disclosed the intangible assets as a separate line item within the condensed Consolidated Balance Sheet at March 31, 2014. Accordingly, prior period amounts were reclassified to conform to current period presentation.
This reclassification had no effect on any other consolidated financial statements.

Loan portfolio segments

As further discussed in Note 5, the Company discloses the information about credit quality of the financing receivable at the portfolio segment reflective of the current credit management practices by the Company. At March 31, 2014 management updated the presentation of portfolio segments within its retail and commercial portfolio classes to the most recent reflection of management’s credit management practices. Accordingly, prior period information at portfolio segment level was recast to conform to current period presentation.

Significant Accounting Policies

Management identified accounting for consolidation, business combinations, the allowance for loan losses and the reserve for unfunded lending commitments, goodwill, derivatives and hedge activities, and income taxes as the Company's most critical accounting policies and estimates, in that they are important to the portrayal of the Company's financial condition and results of operations and require management's most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The following is a description of the significant accounting policies of the Company.

Consolidation

The Condensed Consolidated Financial Statements include voting rights entities or VIEs in which the Company has a controlling financial interest. In accordance with the applicable accounting guidance for consolidations, the Company consolidates a VIE if the Company is considered to be the primary beneficiary because it has: (i) a variable interest in the entity; (ii) the power to direct activities of the VIE that most significantly impact the entity's economic performance; and (iii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Variable interests can include equity interests, subordinated debt, derivative contracts, leases, service agreements, guarantees, standby letters of credit, loan commitments, and other contracts, agreements and financial instruments.

The Company uses the equity method to account for unconsolidated investments in voting rights entities if the Company has influence over the entity's operating and financing decisions but does not maintain a controlling financial interest. Unconsolidated investments in voting rights entities or VIEs in which the Company has a voting or economic interest of less than 20% generally are carried at cost. These investments are included in "Equity method investments" on the Condensed Consolidated Balance Sheet, and the Company's proportionate share of income or loss is included in "Equity method investments" within the Consolidated Statements of Operations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Business Combinations

The Company records the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests of companies that are acquired at their estimated fair value at the date of acquisition, and includes the results of operations of the acquired companies in the Condensed Consolidated Statement of Operations from the date of acquisition. The Company recognizes, as goodwill, the excess of the acquisition price over the estimated fair value of the net assets acquired. As discussed above, the Company has accounted for its acquisition of SCUSA as a business combination. See Note 3 for a detailed discussion of this transaction.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The most significant estimates pertain to consolidation, fair value measurements, allowance for loan losses and reserve for unfunded lending commitments, estimates of expected residual values of leased vehicles subject to operating leases, goodwill, derivatives and hedge activities, and income taxes. Actual results may differ from the estimates, and the differences may be material to the Condensed Consolidated Financial Statements.

Subsequent Events

All material events that occurred after the date of the Condensed Consolidated Financial Statements and before the Condensed Consolidated Financial Statements were issued have been either recognized in the Condensed Consolidated Financial Statements or disclosed in the Notes to the Condensed Consolidated Financial Statements.

The Company evaluated events from the date of the Condensed Consolidated Financial Statements on March 31, 2014 through the issuance of these Condensed Consolidated Financial Statements and has determined that there have been no material events that would require recognition in its Condensed Consolidated Financial Statements or disclosure in the Notes to the Condensed Consolidated Financial Statements.

Revenue Recognition

The Company earns interest and non-interest income from various sources, including:

•	Lending

•	Investment securities

•	Customer deposit fees

•	Bank owned life insurance ("BOLI")

•	Loan sales and servicing

•	Securities and derivatives trading activities, including foreign exchange transactions

•	Leases

The principal source of revenue is interest income from loans and investment securities. Interest income is recognized on an accrual basis primarily according to non-discretionary formulas in written contracts, such as loan agreements or securities contracts. Revenue earned on interest-earning assets, including unearned income and the accretion of discounts recognized on acquired or purchased loans, is recognized based on the constant effective yield of such interest-earning assets. Unearned income pertains to the net of fees collected and certain costs incurred from loan originations.

Revenue on leases is generated through monthly lease payments and fees.

Gains or losses on sales of investment securities are recognized on the trade date.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

The Company recognizes revenue from servicing commercial mortgages and consumer loans as earned. Mortgage banking revenue/(expense) includes fees associated with servicing loans for third parties based on the specific contractual terms and changes in the fair value of mortgage servicing rights (“MSRs”). Gains or losses on sales of residential mortgage, multi-family and home equity loans are included within mortgage banking revenues and are recognized when the sale is complete.

Service charges on deposit accounts are recognized when earned.

Income from BOLI represents increases in the cash surrender value of the policies, as well as insurance proceeds and interest.

Income from finance leases is recognized as part of interest income over the term of the lease using the constant effective yield method; while arising from operating leases is recognized as part of other non-interest income over the term of the lease on a straight-line basis.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and amounts due from depository institutions, interest-bearing deposits in other banks, federal funds sold, and securities purchased under agreements to resell. Cash and cash equivalents have maturities of three months or less, and, accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value. As of March 31, 2014, the Company has maintained balances in various operating and money market accounts in excess of federally insured limits.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Cash deposited to support securitization transactions, lockbox collections, and related required reserve accounts are recorded in the Company's Condensed Consolidated Balance Sheet as of March 31, 2014 as restricted cash. Excess cash flows generated by securitization trusts (the "Trusts") are added to the restricted cash reserve account, creating additional over-collateralization until the contractual securitization requirement has been reached. Once the targeted reserve requirement is satisfied, additional excess cash flows generated by the Trusts are released to the Company as distributions from the Trusts. Lockbox collections are added to restricted cash and released when transferred to the appropriate warehouse line of credit or Trust. The Company also maintains restricted cash primarily related to cash posted as collateral related to derivative agreements and cash restricted for investment purposes.

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

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment (“OTTI”). The Company conducts a comprehensive security-level impairment assessment quarterly on all securities in an unrealized loss position to determine whether the loss represents OTTI. The assessment considers the security structure, recent security collateral performance metrics, external credit ratings, failure of the issuer to make scheduled interest or principal payments, judgment and expectations of future performance, and relevant independent industry research, analysis and forecasts. The Company also considers the severity of the impairment in its assessment. In the event of a credit loss, the credit component of the impairment is recognized within non-interest income, and the non-credit component is recognized through accumulated other comprehensive income.

Realized gains and losses on sales of investments securities are included in earnings as part of non-interest income.

Other investments include the Company's investment in the stock of the Federal Home Loan Bank ("FHLB") of New York, Pittsburgh and Boston and debentures of the FHLB, the Federal National Mortgage Association (“FNMA”), and the Federal Home Loan Mortgage Corporation (“FHLMC”). Although FHLB stock is an equity interest in an FHLB, it does not have a readily determinable fair value, because its ownership is restricted and it is not readily marketable. FHLB stock can be sold back only at its par value of $100 per share and only to FHLBs or to another member institution. Accordingly, FHLB stock is carried at cost. The Company evaluates this investment for impairment on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

See Note 4 to the Condensed Consolidated Financial Statements for detail on the Company's investments.

Loans held for investment

Loans held for investment include commercial and consumer loans originated by the Company as well as retail installment and personal unsecured loans acquired in connection with Change in Control.

Loans held for investment Pre Change in Control

Loans held for investment are reported net of loan origination fees, direct origination costs and discounts and premiums associated with purchased loans and unearned income. Interest on loans is credited to income as it is earned. Loan origination fees and certain direct loan origination costs are deferred and recognized as adjustments to interest income in the Condensed Consolidated Statements of Operations over the contractual life of the loan utilizing the effective interest rate method. Premiums and discounts associated with loans purchased by the Bank are deferred and amortized as adjustments to interest income utilizing the effective interest rate method using estimated prepayment speeds, which are updated on a quarterly basis. Interest income is not recognized on loans when the loan payment is 90 days or more delinquent for commercial loans and consumer loans, including credit cards, or sooner if management believes the loan has become impaired. Credit cards are charged off when they are 180 days delinquent or within 60 days after the receipt of notification of the cardholder’s death or bankruptcy.

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

Retail installment contracts and Personal unsecured loans

Included in loans held for investment are retail installment contracts and personal unsecured loans that were acquired from the Change in Control of SCUSA and which the Company intends to hold for a foreseeable future or until maturity. Retail installment contracts consist largely of nonprime automobile finance receivables that are acquired individually from dealers at a nonrefundable discount. Retail installment contracts also include receivables originated through a direct lending program and loan portfolios purchased from other lenders. Personal unsecured loans include both revolving and amortizing term finance receivables acquired individually and also include private label revolving lines of credit.

Pre-Change in Control Retail installment contracts and Personal unsecured loans and Allowance for Loan Losses

As discussed above, the Company has accounted for its consolidation of SCUSA as a business combination. The retail installment contracts and personal unsecured loans were adjusted to fair value and their related allowance for loan losses that existed as of the Change in Control were eliminated. The portfolio acquired included performing loans as well as those loans acquired with evidence of credit deterioration (defined as those on non-accrual status at the time of the acquisition). All of SCUSA’s performing retail installment contracts and personal unsecured loans that are held for investment were recorded by the Company at a discount. Subsequent to the Change in Control, the purchase discounts on the retail installment loans will be accreted over the remaining expected lives of the loans to their par values using the interest method, while the purchase discount on the personal unsecured loans given their revolving nature will be amortized on a straight-line basis over 12 months. The Company assesses the collectability of the recorded investment in the retail installment contracts and personal unsecured loans on a collective basis quarterly and determines allowance for loan losses at levels considered adequate to cover probable credit losses inherent in the portfolio. The Company recognizes an allowance for loan loss through charge to provision expense when the recorded investment amounts would exceed unpaid principal balances net of estimated incurred losses.

The Company has irrevocably elected to account for retail installment contracts acquired with evidence of credit deterioration at the Change in Control date at fair value in accordance with ASC 825. Accordingly, the Company will not recognize interest income for these retail installment contracts and will recognize the fair value adjustments of these loans as part of other non-interest income in the Company’s Condensed Consolidated Statement of Operations. For certain of the retail installment contracts which the Company has elected to account at fair value but are not considered non-accruals, the Company will separately recognize interest income from the total fair value adjustment. No allowance for loan losses will be recognized for loans that the Company has elected to account for at fair value.

Post-Change in Control Retail installment contracts and Personal unsecured loans and Allowance for Loan Losses

Finance receivables originated since the Change in Control are carried at amortized cost, net of allowance for loan losses. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at levels considered adequate to cover probable credit losses inherent in our post acquisition finance receivables.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Interest from these loans is accrued when earned in accordance with the terms of the retail installment contracts. The accrual of interest is discontinued and reversed once a retail installment contract becomes more than 60 days past due, and is resumed if a delinquent account subsequently becomes 60 days or less past due. Unsecured revolving and term loans continue to accrue interest until they are 180 and 120 days past due, respectively, at which point they are charged off and interest is removed from interest income.

Trouble debt restructurings

Troubled debt restructurings (“TDRs”) are loans that have been modified whereby the Company has agreed to make certain concessions to customers to both meet the needs of the customers and maximize the ultimate recovery of the loan. TDRs occur when a borrower is experiencing, or is expected to experience, financial difficulties and the loan is modified involving a concession that would otherwise not be granted to the borrower. TDRs are generally placed on non-accrual status until the Company believes repayment under the revised terms is reasonably assured and a sustained period of repayment performance has been achieved (typically defined as six months for a monthly amortizing loan). All costs incurred by the Company in connection with a TDR are expensed as incurred. The TDR classification remains on the loan until it is paid in full or liquidated.

Impaired loans are defined as all TDRs plus non-accrual commercial loans in excess of $1 million as of the balance sheet date. The Company also considers all individually acquired retail installment contracts that have been modified at least once, deferred for a period of 90 days or more, or deferred at least twice during the period as TDRs. In addition, the Company may perform a specific reserve analysis on loans that fail to meet this threshold if the nature of the collateral or business conditions warrant. As of March 31, 2014, the Company is performing a specific reserve analysis on certain loans within the Corporate Banking and remaining commercial classes of financing receivables, regardless of loan size.

The Company measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that, as a practical expedient, the Company may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is a collateral-dependent loan.

A loan is considered to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay (e.g., less than 61 days for retail installment contracts or less than 90 days for all of the Company's other loans) or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired.

Loans Held-for-Sale

Loans held-for-sale ("LHFS") are recorded at either estimated fair value (if the fair value option is elected) or the lower of cost or fair value. The Company has elected to account for residential real estate mortgages originated with the intent to sell at fair value. Generally, residential loans are valued on an aggregate portfolio basis, and commercial loans are valued on an individual loan basis. Gains and losses on LHFS which are accounted for at fair value are recorded in other non-interest income. Direct loan origination costs and fees are recorded in other non-interest income at origination. The fair value of LHFS is based on what secondary markets are currently offering for portfolios with similar characteristics, and related gains and losses are recorded in non-interest income. All other LHFS, including retail installment contracts which the Company does not have the intent and ability to hold for the foreseeable future or until maturity or payoff, are carried at the lower of cost or fair value. For LHFS recorded at the lower of cost or fair value, direct loan origination costs and fees are deferred at origination and are recognized in other non-interest income at the time of sale.

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

Management regularly monitors the condition of borrowers and assesses both internal and external factors in determining whether any relationships have deteriorated considering factors such as historical loss experience, trends in delinquency and non-performing loans, changes in risk composition and underwriting standards, experience and ability of staff and regional and national economic conditions and trends.

For the commercial loan portfolio segment, the Company has specialized credit officers and workout units that identify and manage potential problem loans. Changes in management factors, financial and operating performance, company behavior, industry factors and external events and circumstances are evaluated on an ongoing basis to determine whether potential impairment is evident and additional analysis is needed. For the commercial loan portfolio segment, risk ratings are assigned to each loan to differentiate risk within the portfolio, and are reviewed on an ongoing basis by credit risk management and revised, if needed, to reflect the borrower's current risk profile and the related collateral positions. The risk ratings consider factors such as financial condition, debt capacity and coverage ratios, market presence and quality of management. Generally, credit officers reassess a borrower's risk rating on no less than an annual basis, and more frequently if warranted. This reassessment process is managed on a continual basis by the Credit Monitoring group to ensure consistency and accuracy in risk ratings as well as appropriate frequency of risk rating review by the Company's credit officers. The Company's Internal Audit group regularly performs loan reviews and assesses the appropriateness of assigned risk ratings. When a loan's risk rating is downgraded beyond a certain level, the Company's Workout Department becomes responsible for managing the credit risk. Risk rating actions are generally reviewed formally by one or more credit committees, depending on the size of the loan and the type of risk rating action being taken. Detailed analyses are completed that support the risk rating and management's strategies for the customer relationship going forward.

The consumer loan portfolio segment and small business loans are monitored for credit risk and deterioration with statistical tools considering factors such as delinquency, loan-to-value ("LTV") ratio, and credit scores. The Bank evaluates the consumer portfolios throughout their life cycle on a portfolio basis. When problem loans are identified that are secured with collateral, management examines the loan files to evaluate the nature and type of collateral supporting the loans. Management documents the collateral type, date of the most recent valuation, and whether any liens exist, to determine the value to compare against the committed loan amount.

For retail installment contracts and personal unsecured loans, the Company estimates the allowance for loan losses at a level considered adequate to cover probable credit losses inherent in the portfolio. Probable losses are estimated based on contractual delinquency status and historical loss experience, in addition to the Company’s judgment of estimates of the value of the underlying collateral, bankruptcy trends, economic conditions such as unemployment rates, changes in the used vehicle value index, delinquency status, historical collection rates and other information in order to make the necessary judgments as to probable loan losses.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

When the Company determines that the value of an impaired loan is less than its carrying amount, the Bank recognizes impairment through a provision estimate or a charge-off to the allowance. Management performs these assessments on at least a quarterly basis.

For the commercial loan portfolio segment, a charge-off is recorded when a loan, or a portion thereof, is considered uncollectible and of such little value that its continuance on the Company's books as an asset is not warranted, as required by accounting and regulatory guidance. Charge-offs are recorded on a monthly basis and partially charged-off loans continue to be evaluated on not less than a quarterly basis, with additional charge-offs or loan loss provisions taken on the remaining loan balance, if warranted, utilizing the same criteria.

Consumer loans (excluding auto loans and credit cards) and any portion of a consumer loan secured by a real estate mortgage not adequately secured are generally charged-off when deemed to be uncollectible or delinquent 180 days or more (120 days for closed-end consumer loans not secured by real estate), whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Factors that would demonstrate repayment include: a loan that is secured by collateral and is in the process of collection; a loan supported by a valid guarantee or insurance; or a loan supported by a valid claim against a solvent estate. Auto loans are charged off when an account becomes 121 days delinquent if the Company has not repossessed the related vehicle. The Company charges off accounts in repossession when the automobile is repossessed and legally available for disposition. Credit cards are charged off when they are 180 days delinquent or within 60 days after the receipt of notification of the cardholder’s death or bankruptcy.

Retail installment contracts acquired individually are charged off when the account becomes 120 days past due if the Company has not repossessed the related vehicle. The Company charges off accounts in repossession when the automobile is repossessed and is legally available for disposition. A charge-off represents the difference between the estimated net sales proceeds and the outstanding amount of the delinquent contract. Accounts in repossession that have been charged off and are pending liquidation are removed from retail installment contracts and the related repossessed automobiles are included in other assets in the Company’s Condensed Consolidated Balance Sheets. Unsecured revolving and term loans are charged off when the account becomes 180 and 120 days past due, respectively.

Within the consumer loan portfolio segment, for both residential and home equity loans, loss severity assumptions are incorporated into the loan loss reserve models to estimate loan balances that will ultimately charge-off. These assumptions are based on recent loss experience for six loan-to-value bands within the portfolios. Current loan-to-value ratios are updated based on movements in the state-level Federal Housing Finance Agency House Pricing Indexes.

Additionally, the Company reserves for certain incurred, but undetected, losses within the loan portfolio. This is due to several factors such as, but not limited to, inherent delays in obtaining information regarding a customer's financial condition or changes in its unique business conditions and the interpretation of economic trends. While this analysis is conducted at least quarterly, the Company has the ability to revise the allowance factors whenever necessary in order to address improving or deteriorating credit quality trends or specific risks associated with a loan pool classification.

Regardless of the extent of the Company's analysis of customer performance, portfolio evaluations, trends or risk management processes established, a level of imprecision will always exist due to the judgmental nature of loan portfolio and/or individual loan evaluations. The Company maintains an unallocated allowance to recognize the existence of these exposures.

In addition to the allowance for loan losses, management estimates probable losses related to unfunded lending commitments. Unfunded lending commitments for commercial customers are analyzed and segregated by risk according to the Company's internal risk rating scale. These risk classifications, in conjunction with an analysis of historical loss experience, current economic conditions and performance trends within specific portfolio segments, and any other pertinent information result in the estimation of the reserve for unfunded lending commitments. Additions to the reserve for unfunded lending commitments are made by charges to the Provision for credit losses, and this reserve is classified within Other liabilities on the Company's Condensed Consolidated Balance Sheets.

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

See Note 5 to the Condensed Consolidated Financial Statements for detail on the Company's loans and related allowance.

Leases

The Company provides financing for various types of equipment, aircraft, energy and power systems, and automobiles through a variety of lease arrangements.

Prior to the Change in Control, leased vehicles under operating leases were carried at amortized cost net of accumulated depreciation and any impairment charges and are presented as Leased Vehicles, net in the Company’s Condensed Consolidated Balance Sheets. As a result of the Change in Control, the assets acquired were adjusted to an estimated fair value. New originations of the operating leases will be recorded at amortized cost. The depreciation expense of the vehicles is recognized on a straight-line basis over the contractual term of the leases to the expected residual value. The expected residual value and, accordingly, the monthly depreciation expense may change throughout the term of the lease. The Company estimates expected residual values using independent data sources and internal statistical models that take into consideration economic conditions, current auction results, the Company’s remarketing abilities, and manufacturer vehicle and marketing programs.

Lease payments due from customers are recorded as income within other non-interest income in the Company’s Condensed Consolidated Statement of Operations, unless and until a customer becomes more than 60 days delinquent, at which time the accrual of revenue is discontinued. The accrual is resumed and reinstated if a delinquent account subsequently becomes 60 days or less past due. Payments from the vehicle’s manufacturer under their subvention programs are recorded as reductions to the cost of the vehicle and are recognized as an adjustment to depreciation expense on a straight-line basis over the contractual term of the lease. The Company periodically evaluates its investment in operating leases for impairment if circumstances, such as a general decline in used vehicle values, indicate that impairment may exist.

The Company’s investments in leases that are accounted for as direct financing leases are carried at the aggregate of lease payments plus estimated residual value of the leased property, less unearned income and are reported as part loans held for investment in the Company’s Condensed Consolidated Balance Sheets. Leveraged leases, a form of financing lease, are carried net of non-recourse debt. We recognize income over the term of the lease using the constant effective yield method.

Under the accounting for impairment or disposal of long-lived assets, residual values of operating leases are evaluated individually for impairment. When aggregate future cash flows from the operating lease, including the expected realizable fair value of the leased asset at the end of the lease, are less than the book value of the lease, an immediate impairment write-down is recognized if the difference is deemed not recoverable. Otherwise, reductions in the expected residual value result in additional depreciation of the leased asset over the remaining term of the lease. Upon disposition, a gain or loss is recorded for any difference between the net book value of the lease and the proceeds from the disposition of the asset, including any insurance proceeds. Gains or losses on the sale of leased assets are included in Other non-interest income, while valuation adjustments on lease residuals are included in Other non-interest expense.

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

(1)Leasehold improvements are depreciated over the shorter of the useful lives of the assets or the remaining term of the leases. The useful life of the leasehold improvements may be extended beyond the base term of the lease contract when the lease contract includes renewal option period(s) that are reasonably assured of being exercised at the date the leasehold improvements are purchased.  At no point does the depreciable life exceed the economic useful life of the leasehold improvement or the expected term of the lease contract.
(2)Standard depreciable period for software is three years. However, for larger software implementation projects, a five-year period is utilized. For the 2012 information technology ("IT") transformation, the Company utilized a depreciable period of five years.

Expenditures for maintenance and repairs are charged to Occupancy and Equipment expense in the Condensed Consolidated Statement of Operations as incurred.

Cost and Equity Method Investments

For investments in limited partnerships, limited liability companies and other investments that are not required to be consolidated, the Company uses either the equity method or the cost method of accounting. The Company uses the equity method for general and limited partnership ownership interests, limited liability companies and other unconsolidated equity investments in which the Company is considered to have significant influence over the operations of the investee. Under the equity method, the Company records the equity ownership share of net income or loss of the investee in "Income/ (expense) from equity method investments". The Company uses the cost method for all other investments. Under the cost method, there is no change to the cost basis unless there is an other-than-temporary decline in value or dividends are received. If the decline is determined to be other-than temporary, the Company writes down the cost basis of the investment to a new cost basis that represents realizable value. The amount of the write-down is accounted for as a loss included in "Income/ (expense) from equity method investments". Distributions received from the income of an investee on cost method investments are included in "Income/ (expense) from equity method investments". Investments described above are included in the caption "Equity method investments" on the Condensed Consolidated Balance Sheet.

See Note 6 to the Condensed Consolidated Financial Statements for a related discussion of the Company's equity investments in securitization trusts and entities.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

The Company tests goodwill for impairment annually on October 1. The Company performed goodwill impairment testing as October 1, 2013 and concluded that goodwill was not impaired. For the quarter ending March 31, 2014, there were no indicators of impairment that resulted in the Company performing an impairment analysis.

The Company has recognized $5.5 billion of goodwill when it obtained a controlling financial interest in SCUSA, which was accounted for as a business combination. Refer to Note 3 to the Condensed Consolidated Financial Statements for details of the business combination and Note 7 to the Condensed Consolidated Financial Statements for detail on the Company's goodwill.

Intangible Assets, excluding Goodwill

The Company's intangible assets consist of assets purchased or acquired through business combinations, including trade names, dealer networks, IT platforms and systems, and core deposit intangibles. Certain intangible assets are amortized over their useful lives. The Company evaluates identifiable intangibles for impairment when an indicator of impairment exists, but not less than annually. Separable intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives.

Indefinite-lived intangible assets are not amortized on a recurring basis, but rather are subject to periodic impairment testing when an indicator of impairment exists, but not less than annually.

The Company has recognized $478.8 million of intangible assets when it obtained a controlling financial interest in SCUSA, which was accounted for as a business combination. Refer to Note 3 to the Condensed Consolidated Financial Statements for additional details related to the intangible assets.

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

As a benchmark for the reasonableness of the residential MSRs fair value, opinions of value from independent parties (“Brokers”) are obtained. Brokers provide a range of values based upon their own discounted cash flow calculations of our portfolio that reflect conditions in the secondary market and any recently executed servicing transactions. Management compares the internally-developed residential MSR values to the ranges of values received from Brokers. If the residential MSRs fair value falls outside of the Brokers' ranges, management will assess whether a valuation adjustment is warranted. The residential MSRs value is considered to represent a reasonable estimate of fair value.

See Note 8 to the Condensed Consolidated Financial Statements for detail on MSRs.

Bank Owned Life Insurance

BOLI represents the cash surrender value of life insurance policies for certain current and former employees who have provided positive consent to allow the Bank to be the beneficiary of such policies. Increases in the net cash surrender value of the policies, as well as insurance proceeds received, are recorded in non-interest income, and are not subject to income taxes.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Other Real Estate Owned and Other Repossessed Assets

Other real estate owned (“OREO”) and other repossessed assets consist of properties and other assets acquired by, or in lieu of, foreclosure in partial or total satisfaction of non-performing loans. Assets obtained in satisfaction of a loan is recorded at the lower of cost or estimated fair value minus estimated costs to sell based upon the property's appraisal value at the date of transfer. The excess of the carrying value of the loan over the fair value of the property minus estimated costs to sell are charged to the allowance for loan losses at the initial measurement date. Subsequent to the acquisition date, OREO is carried at the lower of cost or fair value less estimated cost to sell. Any declines in the fair value of OREO below the initial cost basis are recorded through a valuation allowance with a charge to non-interest income. Increases in the fair value of the OREO net of estimated selling costs will reverse the valuation allowance, but only up to the cost basis which was established at the initial measurement date. Costs of holding the property are recorded as operating expenses, except for significant property improvements, which are capitalized to the extent that the carrying value does not exceed the estimated fair value. OREO and other repossessed assets are classified within Other Assets on the Consolidated Balance Sheets and totaled $232.3 million and $91.7 million at March 31, 2014 and December 31, 2013, respectively.

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

Derivative instruments designated in a hedge relationship to mitigate exposure to changes in the fair value of an asset, liability or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivative instruments designated in a hedge relationship to mitigate exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. The Company formally documents the relationships of certain qualifying hedging instruments and hedged items, as well as its risk management objective and strategy for undertaking each hedge transaction.

Fair value hedges that are highly effective are accounted for by recording the change in the fair value of the derivative instrument and the related hedged asset, liability or firm commitment on the Condensed Consolidated Balance Sheet, with the corresponding income or expense recorded in the Condensed Consolidated Statement of Operations. The adjustment to the hedged asset or liability is included in the basis of the hedged item, while the fair value of the derivative is recorded as an other asset or other liability. Actual cash receipts or payments and related amounts accrued during the period on derivatives included in a fair value hedge relationship are recorded as adjustments to the income or expense associated with the hedged asset or liability.

Cash flow hedges that are highly effective are accounted for by recording the fair value of the derivative instrument on the Condensed Consolidated Balance Sheet as an asset or liability, with a corresponding charge or credit, net of tax, recorded in accumulated other comprehensive income within stockholder's equity in the accompanying Condensed Consolidated Balance Sheet. Amounts are reclassified from accumulated other comprehensive income to the Consolidated Statements of Operations in the period or periods the hedged transaction affects earnings. In the case in which certain cash flow hedging relationships have been terminated, the Company continues to defer the net gain or loss in accumulated other comprehensive income and reclassifies it into interest expense as the future cash flows occur, unless it becomes probable that the future cash flows will not occur.

We discontinue hedge accounting when it is determined that the derivative no longer qualifies as an effective hedge; the derivative expires or is sold, terminated or exercised; the derivative is designated as a fair value or cash flow hedge; or, for a cash flow hedge, it is no longer probable that the forecasted transaction will occur by the end of the originally specified time period. If we determine that the derivative no longer qualifies as a fair value or cash flow hedge and hedge accounting is discontinued, the derivative will continue to be recorded on the balance sheet at its fair value, with changes in fair value included in current earnings. For a discontinued fair value hedge, the previously hedged item is no longer adjusted for changes in fair value.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

The portion of gains and losses on derivative instruments not considered highly effective in hedging the change in fair value or expected cash flows of the hedged item, or derivatives not designated in hedging relationships, are recognized immediately in the Condensed Consolidated Statement of Operations. See Note 10 to the Condensed Consolidated Financial Statements for further discussion.

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

A valuation allowance will be established if the Company determines that it is more likely than not that a deferred tax asset will not be realized. This requires periodic reviews of the carrying amount of deferred tax assets and when the deferred tax assets will be realized in future periods. Consideration is given to all positive and negative evidence related to the realization of deferred tax assets. Items considered in this evaluation include historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, length of statutory carryforward periods, experience with operating loss and tax credit carryforwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. Significant judgment is required in assessing future earnings trends and the timing of reversals of temporary differences. The Company's evaluation is based on current tax laws, as well as management's expectations of future performance.

In establishing a provision for income tax expense, the Company must make judgments and interpretations about the application of inherently complex tax laws of the U.S. and its states and municipalities, as well as certain foreign countries. Actual income taxes paid may vary from estimates depending upon changes in income tax laws, actual results of operations, and the final audit of tax returns by taxing authorities. Tax assessments may arise several years after tax returns have been filed. The Company reviews its tax balances quarterly and, as new information becomes available, the balances are adjusted as appropriate. Interest and penalties on income tax payments are included within Income tax provision on the Consolidated Statements of Operations.

The Company recognizes in its financial statements tax benefits from tax positions when it is more likely than not the position will be sustained upon examination by tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts. See Note 11 of the Condensed Consolidated Financial Statements for details on the Company's income taxes.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Stock-Based Compensation

The Company, through Santander, sponsors stock plans under which incentive and non-qualified stock options and non-vested stock may be granted periodically to certain employees. The Company recognizes compensation expense related to stock options and non-vested stock awards based upon the fair value of the awards on the date of the grant, adjusted for expected forfeitures, which is charged to earnings over the requisite service period (e.g., vesting period). Additionally, the Company estimates the number of awards for which it is probable that service will be rendered and adjusts compensation cost accordingly. Estimated forfeitures are subsequently adjusted to reflect actual forfeitures.

The Company has also assumed several other stock-based arrangements in connection with the Change in Control. The Company was required to recognize stock option awards that were outstanding as of the Change in Control date at fair value. The portion of the fair value measurement of the share-based payments that is attributable to pre-business combination service is recognized as non-controlling interest and the portion relating to any remaining post business combination service is recognized as stock compensation expense over the remaining vesting period of the awards in the Company’s post business combination financial statements.

NOTE 2. RECENT ACCOUNTING DEVELOPMENTS

In February 2013, the FASB issued Accounting Standards Update (ASU) 2013-04, an update to ASC 405, "Liabilities." This ASU requires a company to measure obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date as the sum of (a) the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and (b) any additional amount the reporting entity expects to pay on behalf of its co-obligors. This ASU also requires a company to disclose the nature and amount of the obligations as well as other information about those obligations. The amendments to this update were effective January 1, 2014 for the Company and were applied retrospectively for all prior periods presented for those obligations resulting from joint and several liability arrangements within the update's scope that exist at the beginning of the Company's fiscal year of adoption. The implementation of this guidance did not have a significant impact on the Company's financial position or results of operations or disclosures.

In July 2013, the FASB issued ASU 2013-10, an update to ASC 815, "Derivatives and Hedging." This ASU permits the use of the Fed Funds Effective Swap Rate (OIS) as a U.S. benchmark interest rate for hedge accounting purposes, in addition to U.S. Treasury rate and LIBOR. The amendments also remove the restriction on using different benchmark rates for similar hedges. The provisions of this update were effective on July 17, 2013 for qualifying new or re-designated hedging relationships entered into on or after that date. Earlier application of the guidance is not permitted. The implementation of this guidance did not have a significant impact on the Company's financial position, results of operations or disclosures. Impact of the adoption of this guidance is discussed in Note 10.

In July 2013, the FASB issued ASU 2013-11, an update to ASC 740, "Income Taxes." This ASU requires unrecognized tax benefits, or a portion of which, to be presented in the statement of financial position as a reduction to a deferred tax asset for a net operating loss carryforwards, similar tax losses, or tax credit carryforwards. The ASU includes an exception that if the net operating loss carryforwards, similar tax losses, or a tax credit carryforwards are not available to settle any additional income taxes that would result from the disallowance of a tax position at the reporting date or the tax law of the applicable jurisdiction does not require the entity to use them and the entity does not intend to use them, the unrecognized tax benefits for such purpose should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The provisions of this update were effective January 1, 2014 for the Company and were applied prospectively. The implementation of this guidance did not have a significant impact on the Company's financial position or results of operations or disclosures. The Company adopted the ASU 2013-11 beginning January 1, 2014, which resulted in a $93.9 million reduction in deferred tax assets.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. RECENT ACCOUNTING DEVELOPMENTS (continued)

In January 2014, the FASB issued ASU 2014-01, an update to ASC 323, "Investments - Equity Method and Joint Ventures." The amendments in the ASU allow an entity to make an accounting policy election to account for its investments in qualified affordable housing projects using the proportional amortization method, if certain conditions are met. Under this method, an investor amortizes the cost of its investments in proportion to the tax credits and other tax benefits received and present the amortization as a component of income tax expense. Additional disclosures were also set forth in this update. The new ASU is effective on a retrospective basis beginning on January 1, 2015, with early adoption permitted. The Company is currently evaluating whether it will adopt the ASU. If adopted, the Company does not expect the adoption to have a significant impact on the Company's financial position, results of operations or disclosures.

In January 2014, the FASB issued ASU 2014-04, an update to ASC 310, "Receivables." The ASU clarifies when an in-substance repossession or foreclosure occurs that would require the transfer of a mortgage loan to other real estate owned (OREO) in the statement of financial position. Under the ASU an in substance repossession or foreclosure occurs when the creditor obtains legal title to the residential real estate property or the borrower conveys all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The new ASU is effective beginning on January 1, 2015, with early adoption permitted. Entities may elect to adopt the new ASU by either using a modified retrospective transition method or a prospective transition method. The Company is currently evaluating the impact of this ASU on its financial position, results of operations or disclosures.

NOTE 3. BUSINESS COMBINATIONS

General

On January 28, 2014, the Company obtained a controlling financial interest in SCUSA in connection with the Change in Control.
The financial information set forth in these Condensed Consolidated Financial Statements gives effect to the Company’s consolidation of SCUSA as a result of the Change in Control. The following information is presented on a provisional basis based upon all information available to the Company at the present time and is subject to change, and such changes could be material. The Company continues to review the underlying assumptions and valuation techniques utilized to calculate the fair value of certain definite-lived intangibles, financing receivables, leased vehicles, goodwill and deferred income taxes. Additional adjustments may be recorded during the allocation period specified by ASC 805 as additional information becomes known.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. BUSINESS COMBINATIONS (continued)

Consolidated Assets acquired and Liabilities assumed

The Company did not incur any material transaction related expenses related to the Change in Control, and no cash, equity interests, or other forms of consideration were transferred from the Company in connection with the Change in Control. As a result, the Company measured goodwill by reference to the fair value of SCUSA equity as implied by the IPO offering price. The following table summarizes these equity related interests in SCUSA which constitute the purchase price and the identified assets acquired and liabilities assumed:

(dollars in thousands)	January 28, 2014

Fair value of noncontrolling interest in SCUSA	$3,273,265
Fair value of SCUSA employee vested stock options	210,181
Fair value of SHUSA remaining ownership interest in SCUSA	5,063,881
Fair value of equity related interests in SCUSA	$8,547,327

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash and cash equivalents	$11,075
Restricted Cash	1,704,906
Loan receivables - held for sale	990,137
Loan receivables - autos	19,870,790
Loan receivables from dealers	102,689
Loan receivables - unsecured	1,009,896
Premises and equipment	74,998
Leased vehicles, net	2,518,285
Intangibles	768,750
Miscellaneous receivables and other assets	1,061,351
Borrowings and other debt obligations	(24,497,607)
Deferred tax liability	(1,215)
Accounts payable and accrued liabilities	(551,924)
Total identifiable net assets	3,062,131

Goodwill	$5,485,196

The fair value of the non-controlling interest of $3.27 billion and the fair value of the Company's remaining ownership interest in SCUSA of $5.06 billion were determined on the basis of the market price of SCUSA's common shares on the Change in Control date.
The Company recognized SCUSA’s stock option awards that were outstanding as of the IPO date at fair value, which in aggregate amounted to $354.3 million. The portion of the total fair value of the stock option awards that is attributable to pre-business combination service amounting to $210.2 million represent non-controlling interest in SCUSA as of the IPO date, while $144.1 million of the total amount pertains to the post-business combination portion which will be recognized as stock compensation expense over the remaining vesting period of the awards in the Company’s post-business combination consolidated financial statements. Of the total $144.1 million, $82.6 million was immediately recognized as stock compensation expense as a result of the acceleration of the vesting of certain of the stock option awards upon the closing of the IPO. The fair value of share option awards were estimated using the Black-Scholes option valuation model.
The fair value of the assets acquired includes finance receivables. SHUSA estimated the fair value of loans acquired from SCUSA by utilizing a methodology in which similar loans were aggregated into pools. Cash flows for each pool were determined by estimating future credit losses and the rate of prepayments. Projected monthly cash flows were then discounted to present value based on a market rate for similar loans. There was no carryover of SCUSA's allowance for loan losses associated with the loans SHUSA acquired as the loans were initially recorded at fair value.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. BUSINESS COMBINATIONS (continued)

(dollars in thousands)	January 28, 2014

Fair value of loan receivables (1)	$19,870,790
Gross contractual amount of loan receivables (1)	$31,410,699
Estimate of contractual cash flows not expected to be collected at acquisition (1)	$4,301,586

(1) - Fair value of receivables does not include amounts related to the loan receivables - unsecured and loan receivables from dealers due to the short-term and revolving nature of the receivables.

The goodwill, which is not amortized for book purposes, is attributable to SCUSA's workforce as well as the experience, proven track record, and strong capabilities of its senior management team. The goodwill associated with the Change in Control was allocated to our SCUSA segment and is not deductible for tax purposes.

	January 28, 2014
	Fair Value	Weighted Average Amortization Period
	(dollars in thousands)
Intangibles subject to amortization:
Dealer networks	$580,000	17.5 years (a)
Chrysler relationship	138,750	9.2 years

Intangibles not subject to amortization:
Trade name	50,000	indefinite lived
Total Intangibles	$768,750

(a) - The amortization periods of the dealer network range between 7 and 20 years.

Gain on Change in Control

The Company recognized a pre-tax gain of $2.4 billion in connection with the Change in Control in Non-interest Income in the Condensed Consolidated Statement of Operations.

(dollars in thousands)	January 28, 2014

Gain attributable to SCUSA shares sold	$137,536
Gain attributable to the remaining equity interest	2,291,003
Total pre-tax gain	$2,428,539

In connection with the closing of the IPO on January 28, 2014, the Company sold 13,895,243 shares of SCUSA Common Stock, which generated a realized gain on sale of $137.5 million.

Proforma Financial Information

The results of SCUSA are included in our results beginning January 28, 2014. The following table summarizes the actual unaudited amounts of Total revenue, net of Total interest expense and Net income including Noncontrolling Interest of SCUSA included in our Condensed Consolidated Financial Statements for the three months ended March 31, 2014 and the supplemental pro forma consolidated Total revenue, net of Total interest expense and Net income including Noncontrolling Interest of SHUSA entity for the three months ended March 31, 2014 and 2013, respectively, as if the Change in Control had occurred on January 1, 2013. These results include the impact of amortizing certain purchase accounting adjustments such as intangible assets as well as fair value adjustments to loans and issued debt. These pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual consolidated results of operations of SHUSA that would have been achieved had the Change in Control occurred at January 1, 2013, nor are they intended to represent or be indicative of future results of operations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. BUSINESS COMBINATIONS (continued)

	SCUSA Amounts Included in Results for the Three-Month Period Ended March 31, 2014	Supplemental Pro Forma - Combined Three Month Period Ended March 31,
(dollars in thousands)		2014 (b)	2013 (b)(c)

Total Revenue, Net of Total Interest Expense (a)	$1,066,725	$1,930,714	$4,136,947
Net Income including Noncontrolling Interest	238,066	105,669	2,254,868
(a) - Total Revenue, Net of Total Interest Expense is calculated as the sum of Total Interest Income and Total Non-Interest Income, less Total Interest Expense.
(b) - Includes the impact of recording provision for loan losses necessary to bring the retail installment contracts and personal unsecured loans to their expected carrying values considering the required allowance for loan losses on their recorded investment amounts. See Note 1 for a related discussion of the Company's accounting policy specific to these loans.

(c) - Included within the Supplemental Pro Forma - Combined Total Revenue, Net of Total Interest Expense and Net Income for the three months ended March 31, 2013 is a non-recurring gain of $2.43 billion and $1.53 billion, respectively, that arose on the remeasurement of SHUSA's equity method investment in SCUSA to fair value.

These amounts have been calculated after applying SHUSA's accounting policies and adjusting the results of SCUSA to reflect additional depreciation and amortization that would have been charged assuming the fair value adjustments to loans, debt, premises and equipment had been applied from January 1, 2013 with the consequential tax effects.

NOTE 4. INVESTMENT SECURITIES

Available-for-sale
Investment Securities Summary - Available-for-sale
The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of securities available-for-sale at the dates indicated:

	March 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
U.S. Treasury and government agency securities	$24,999	$1	$—	$25,000
Corporate debt securities	2,202,808	40,101	(7,777)	2,235,132
Asset-backed securities	2,631,366	22,313	(3,573)	2,650,106
Equity securities	10,401	—	(441)	9,960
State and municipal securities	1,888,953	31,057	(31,250)	1,888,760
Mortgage-backed securities:
U.S. government agencies	1,925,907	289	(65,782)	1,860,414
FHLMC and FNMA debt securities (1)	3,184,271	1,520	(174,814)	3,010,977
Non-agency securities	13,728	—	(4)	13,724
Total investment securities available-for-sale	$11,882,433	$95,281	$(283,641)	$11,694,073

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. INVESTMENT SECURITIES (continued)

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
U.S. Treasury and government agency securities	$24,993	$4	$—	$24,997
Corporate debt securities	2,195,004	35,611	(12,435)	2,218,180
Asset-backed securities	2,727,235	9,345	(4,350)	2,732,230
Equity securities	10,331	—	(490)	9,841
State and municipal securities	1,891,996	20,515	(62,362)	1,850,149
Mortgage-backed securities:
U.S. government agencies	1,904,178	134	(103,889)	1,800,423
FHLMC and FNMA debt securities (1)	3,202,428	1,486	(207,392)	2,996,522
Non-agency securities	13,898	—	—	13,898
Total investment securities available-for-sale	$11,970,063	$67,095	$(390,918)	$11,646,240
(1) Federal Home Loan Mortgage Company ("FHLMC") and Federal National Mortgage Association ("FNMA")

The Company continuously evaluates its investment strategies in light of changes in the regulatory and market environments that could have an impact on capital and liquidity. Based on this evaluation, it is reasonably possible that the Company may elect to pursue other strategies relative to its investment securities portfolio.

As of March 31, 2014 and December 31, 2013, the Company had investment securities available-for-sale with an estimated fair value of $3.9 billion and $3.6 billion, respectively, pledged as collateral, which was made up of the following: $2.9 billion and $2.6 billion, respectively, were pledged to secure public fund deposits; $384.5 million and $445.9 million, respectively, were pledged at various brokers to secure repurchase agreements, support hedging relationships, and for recourse on loan sales; and $624.3 million and $562.3 million, respectively, were pledged to secure the Bank's customer overnight sweep product.

At March 31, 2014 and December 31, 2013, the Company had $57.8 million and $60.5 million, respectively, of accrued interest related to investment securities.

The Company's state and municipal bond portfolio primarily consists of general obligation bonds of states, cities, counties and school districts. The portfolio had a weighted average underlying credit risk rating of AA as of March 31, 2014. The largest geographic concentrations of state and local municipal bonds are in Texas, Florida, California and Washington, which represented 14.7%, 12.3%, 10.6%, and 10.9%, respectively, of the total portfolio. No other state comprised more than 10% of the total portfolio.

Contractual Maturity of Debt Securities
Contractual maturities of the Company’s debt securities available-for-sale at March 31, 2014 are as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$498,361	$501,591
Due after 1 year but within 5 years	3,026,469	3,073,654
Due after 5 years but within 10 years	1,159,424	1,159,019
Due after 10 years	7,187,778	6,949,849
Total	$11,872,032	$11,684,113

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. INVESTMENT SECURITIES (continued)

Gross Unrealized Loss and Fair Value of Securities Available-for-Sale
The following tables present the aggregate amount of unrealized losses as of March 31, 2014 and December 31, 2013 on securities in the Company’s investment portfolio classified according to the amount of time that those securities have been in a continuous loss position:

	March 31, 2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate debt securities	$745,036	$(3,850)	$118,512	$(3,927)	$863,548	$(7,777)
Asset-backed securities	664,254	(3,272)	41,349	(301)	705,603	(3,573)
Equity securities	5,066	(166)	4,833	(275)	9,899	(441)
State and municipal securities	404,396	(15,371)	232,184	(15,879)	636,580	(31,250)
Mortgage-backed securities:
U.S. government agencies	1,701,971	(60,098)	121,190	(5,684)	1,823,161	(65,782)
FHLMC and FNMA debt securities	2,127,659	(119,197)	854,099	(55,617)	2,981,758	(174,814)
Non-agency securities	13,621	(4)	—	—	13,621	(4)
Total	$5,662,003	$(201,958)	$1,372,167	$(81,683)	$7,034,170	$(283,641)

	December 31, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate debt securities	$743,041	$(10,868)	$32,020	$(1,567)	$775,061	$(12,435)
Asset-backed securities	803,685	(4,111)	24,316	(239)	828,001	(4,350)
Equity securities	5,020	(188)	4,797	(302)	9,817	(490)
State and municipal securities	710,456	(45,972)	126,345	(16,390)	836,801	(62,362)
Mortgage-backed securities:
U.S. government agencies	1,648,691	(94,937)	139,791	(8,952)	1,788,482	(103,889)
FHLMC and FNMA debt securities	2,271,301	(150,996)	695,830	(56,396)	2,967,131	(207,392)
Total	$6,182,194	$(307,072)	$1,023,099	$(83,846)	$7,205,293	$(390,918)

Other-Than-Temporary Impairment

Management evaluates all investment products in an unrealized loss position for other-than-temporary impairment ("OTTI") on at least a quarterly basis. Individual securities are further assessed for OTTI as deemed necessary. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. The OTTI assessment is a subjective process requiring the use of judgments and assumptions. During the securities-level assessments, consideration is given to (1) the intent not to sell and probability that the Company will not be required to sell the security before recovery of its cost basis to allow for any anticipated recovery in fair value, (2) the financial condition and near-term prospects of the issuer, as well as company news and current events, and (3) the ability to collect the future expected cash flows. Key assumptions utilized to forecast expected cash flows may include loss severity, expected cumulative loss percentage, cumulative loss percentage to date, weighted average FICO and weighted average LTV ratio, rating or scoring, credit ratings and market spreads, as applicable.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. INVESTMENT SECURITIES (continued)

The Company assesses and recognizes OTTI in accordance with applicable accounting standards. Under these standards, if the Company determines that impairment on its debt securities exists and it has made the decision to sell the security or it is more likely than not that the Company will be required to sell the security prior to recovery of its amortized cost basis, it recognizes the entire portion of the unrealized loss in earnings. If the Company has not made a decision to sell the security and it does not expect that it will be required to sell the security prior to the recovery of the amortized cost basis but the Company has determined that OTTI exists, it recognizes the credit-related portion of the decline in value of the security in earnings.

Management has concluded that the remaining unrealized losses on its debt and equity securities for which it has not recognized OTTI (which was comprised of 288 individual securities at March 31, 2014) are temporary in nature since (1) they are not related to the underlying credit quality of the issuers, (2) the entire contractual principal and interest due on these securities is currently expected to be recoverable, (3) the Company does not intend to sell these investments at a loss and (4) it is more likely than not that the Company will not be required to sell the investments before recovery of the amortized cost basis, which may be at maturity. Accordingly, the Company has concluded that the impairment on these securities is not other-than-temporary. The Company did not record any OTTI in earnings related to its investment securities in the three-month periods ended March 31, 2014 or March 31, 2013.

Gains (Losses) and Proceeds on Sales of Securities

Proceeds from sales of investment securities and the realized gross gains and losses from those sales are as follows:

	Three-Month Period Ended March 31,
	2014	2013
	(in thousands)
Proceeds from the sales of available-for-sale securities	$88,113	$2,587,183

Gross realized gains	1,944	73,524
Gross realized losses	—	(2)
OTTI	—	—
Net realized gains	$1,944	$73,522

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

The net gain realized for the three-month period ended March 31, 2013 was primarily comprised of the sale of corporate debt securities with a book value of $905.7 million for a gain of $34.7 million and the sale of collateralized mortgage obligations, mortgage-backed securities, with a book value of $1.3 billion for a gain of $33.4 million.

Other Investments

Other investments primarily include the Company's investment in the stock of the Federal Home Loan Bank ("FHLB") of Pittsburgh and the Federal Reserve Bank ("FRB") with carrying amounts of $717.1 million and $800.5 million as of March 31, 2014 and December 31, 2013, respectively. The stocks do not have readily determinable fair values because their ownership is restricted and they lack a market. The stocks can be sold back only at their par value of $100 per share and only to FHLBs or the FRB. Accordingly, these stocks are carried at cost. During the three-month period ended March 31, 2014, the Company sold $154.1 million of FHLB stock at par. There was no gain or loss associated with these sales.

Other investments also include an FHLB certificate of deposit ("CD") with a maturity date of September 2014 and carrying amount of $19.9 million as of both March 31, 2014 and December 31, 2013. The Company has the positive intent and ability to hold these investments until maturity. Accordingly, the investments are classified as part of Other investments in the Company's Condensed Consolidated Balance Sheet.

The Company evaluates these investments for impairment based on the ultimate recoverability of the par value, rather than by recognizing temporary declines in value.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Overall

The Company's loans are reported at their outstanding principal balances net of any unearned income, cumulative charge-offs, unamortized deferred fees and costs on originated loans and unamortized premiums or discounts on purchased loans. The Company maintains an Allowance for credit losses to provide for losses inherent in its portfolios. Certain loans are pledged as collateral for borrowings, securitizations, or special purpose entities ("SPEs"). These loans totaled $54.8 billion at March 31, 2014 and $36.2 billion at December 31, 2013. The increase is primarily driven by the consolidation of SCUSA in connection with the Change in Control.

The Company engages in direct and leveraged lease financing, which totaled $1.0 billion at March 31, 2014 and $1.0 billion at December 31, 2013. Direct financing leases are recorded as the aggregate of minimum lease payments receivable plus the estimated residual value of the leased property, less unearned income. Leveraged leases, a form of direct financing leases, are recorded net of related non-recourse debt. Financing leases are included within commercial and industrial loans.

Loans that the Company has the intent to sell are classified as LHFS. The LHFS portfolio balance at March 31, 2014 was $250.5 million, compared to $128.9 million at December 31, 2013. LHFS in the residential mortgage portfolio are reported at fair value. All other LHFS are accounted for at the lower of cost or market. For discussion on the valuation of LHFS at fair value, see Note 15 to the Condensed Consolidated Financial Statements.

Interest income on loans is accrued based on the contractual interest rate and the principal amount outstanding, except for those loans classified as non-accrual. At March 31, 2014 and December 31, 2013, accrued interest receivable on the Company's loans was $436.6 million and $135.3 million, respectively.

During the three months ended March 31, 2014, the Company purchased $816.5 million of performing multifamily loans.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Loan and Lease Portfolio Composition

The following table presents the composition of the gross loans held for investment by type of loan and by fixed and variable rates at the dates indicated:

	March 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial loans held for investment:
Commercial real estate loans	$8,934,116	12.1%	$9,303,885	18.6%
Commercial and industrial loans	14,163,791	19.1%	12,820,417	25.7%
Multi-family loans	9,365,927	12.6%	8,237,029	16.5%
Other commercial (2)	1,802,005	2.4%	1,789,891	3.6%
Total commercial loans held for investment	34,265,839	46.2%	32,151,222	64.4%
Consumer loans secured by real estate:
Residential mortgages	9,552,642	12.9%	9,561,187	19.2%
Home equity loans and lines of credit	6,206,354	8.4%	6,311,694	12.6%
Total consumer loans secured by real estate	15,758,996	21.3%	15,872,881	31.8%
Consumer loans not secured by real estate:
Retail installment contracts and auto loans	20,925,635	28.3%	81,804	0.2%
Personal unsecured loans	1,558,553	2.1%	493,785	1.0%
Other consumer (3)	1,553,593	2.1%	1,321,985	2.6%
Total consumer loans	39,796,777	53.8%	17,770,455	35.6%
Total loans held for investment (1)	$74,062,616	100.0%	$49,921,677	100.0%
Total loans held for investment:
Fixed rate	$46,494,515	62.8%	$23,431,663	46.9%
Variable rate	27,568,101	37.2%	26,490,014	53.1%
Total loans held for investment (1)	$74,062,616	100.0%	$49,921,677	100.0%

(1)Total loans held for investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net decrease in loan balances of $2.7 billion as of March 31, 2014 and a net increase in loan balances of $122.6 million as of December 31, 2013, respectively. The significant fluctuation between periods is due to the purchase accounting marks resulting from the Change in Control of SCUSA.
(2)Other commercial primarily includes commercial equipment vehicle funding leases and loans.
(3)Other consumer primarily includes recreational vehicles and marine loans.

Portfolio segments and classes

GAAP requires that entities disclose information about the credit quality of their financing receivables at disaggregated levels, specifically defined as “portfolio segments” and “classes,” based on management’s systematic methodology for determining the allowance for credit losses. For this, compared to the financial statement categorization of loans, the Company utilizes an alternate categorization to model and calculate the allowance for credit losses and track the credit quality, delinquency and impairment status of the underlying loan populations. In disaggregating its financing receivables portfolio, the Company’s methodology begins with the commercial and consumer segments.

During the first quarter of 2014, the Company re-evaluated its portfolio classes of financing receivables as a result of the Change in Control of SCUSA. In connection with this evaluation, the Company has updated the following financing receivables disclosures to provide a clear reconciliation of its financial statement categorization to its portfolio segments and classes.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The commercial segmentation reflects line of business distinctions. The three commercial real estate line of business distinctions include “Corporate banking” which includes commercial & industrial owner-occupied real estate, “Middle market commercial real estate” which represents the portfolio of specialized lending for investment real estate, including financing for continuing care retirement communities and “Santander real estate capital” which is the commercial real estate portfolio of the specialized lending group. "Commercial and industrial" loans includes non-real estate-related commercial and industrial loans. "Multifamily" represents loans for multi-family residential housing units. “Other commercial” primarily represents the commercial equipment and vehicle funding ("CEVF") business.

The following table reconciles the Company's recorded investment classified by its major loan classifications to its commercial loan classifications utilized in its determination of the allowance for loan losses and other credit quality disclosures at March 31, 2014 and December 31, 2013, respectively:

Commercial Portfolio Segment(2)
Major Loan Classifications(1)	March 31, 2014	December 31, 2013
	(in thousands)
Commercial loans held for investment:
Commercial real estate
Corporate banking	$3,566,377	$3,767,869
Middle markets commercial real estate (3)	$3,466,034	$3,510,371
Santander real estate capital	$1,901,705	$2,025,645
Total commercial real estate	$8,934,116	9,303,885
Commercial and industrial loans (4)	14,163,791	12,820,417
Multi-family loans	9,365,927	8,237,029
Other commercial	1,802,005	1,789,891
Total commercial loans held for investment	$34,265,839	$32,151,222

(1)	These represent the Company's loan categories based on the SEC's Regulation S-X, Article 9.

(2)	These represent the Company's loan classes used to determine its allowance for loan and lease losses in accordance with ASC 310-10.

(3)	Middle markets commercial real estate excluded $11.3 million and $0.0 million of LHFS at March 31, 2014 and December 31, 2013, respectively.

(4)	Commercial and industrial loans excluded $33.3 million and $17.9 million of LHFS at March 31, 2014 and December 31, 2013, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The Company's portfolio segments are substantially the same as its financial statement categorization of loans for the consumer loan populations. “Residential mortgages” includes mortgages on residential property including single family and 1-4 family units. "Home equity loans and lines of credit” includes all organic home equity contracts, but excludes purchased home equity portfolios. "Retail installment contracts and auto loans" includes the Company's direct automobile loan portfolios, but excludes recreational vehicle (RV) and marine retail installment contracts. "Personal unsecured loans" includes personal revolving loans and credit cards. “Other consumer” includes an acquired portfolio of marine and RV contracts as well as indirect auto loans and purchased home equity loans.

Consumer Portfolio Segment(2)
Major Loan Classifications(1)	March 31, 2014	December 31, 2013
	(in thousands)
Consumer loans secured by real estate:
Residential mortgages (3)	9,552,642	9,561,187
Home equity loans and lines of credit	6,206,354	6,311,694
Total consumer loans secured by real estate	15,758,996	15,872,881
Consumer loans not secured by real estate:
Retail installment contracts and auto loans (4)	20,925,635	81,804
Personal unsecured loans	1,558,553	493,785
Other consumer	1,553,593	1,321,985
Total consumer loans held for investment	$39,796,777	$17,770,455

(1)	These represent the Company's loan categories based on the SEC's Regulation S-X, Article 9.

(2)	These represent the Company's loan classes used to determine its allowance for loan and lease losses in accordance with ASC 310-10.

(3)	Home mortgages excludes $61.1 million and $111.0 million of LHFS at March 31, 2014 and December 31, 2013, respectively.

(4)	Retail installment contracts and auto loans excludes $144.8 million and $0.0 million of LHFS at March 31, 2014 and December 31, 2013, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Allowance for Credit Losses Rollforward by Portfolio Segment
The activity in the allowance for credit losses by portfolio segment for the three-month period ended March 31, 2014 and 2013 was as follows:

	Three-Month Period Ended March 31, 2014
	Commercial	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses, beginning of period	$443,074	$363,647	$27,616	$834,337
(Recovery of) Provision for loan losses	15,289	343,168	16,873	375,330
Charge-offs	(29,590)	(147,748)	—	(177,338)
Recoveries	5,388	72,875	—	78,263
Charge-offs, net of recoveries	(24,202)	(74,873)	—	(99,075)
Allowance for loan and lease losses, end of period	$434,161	$631,942	$44,489	$1,110,592

Reserve for unfunded lending commitments, beginning of period	$220,000	$—	$—	$220,000
Provision for unfunded lending commitments	(40,000)	—	—	$(40,000)
Reserve for unfunded lending commitments, end of period	180,000	—	—	$180,000
Total allowance for credit losses, end of period	$614,161	$631,942	$44,489	$1,290,592
Ending balance, individually evaluated for impairment (2)	$265,183	$192,298	$—	$457,481
Ending balance, collectively evaluated for impairment	348,978	439,644	44,489	833,111

Financing receivables:
Ending balance	$34,310,467	$40,002,610	$—	$74,313,077
Ending balance, evaluated at fair value (1)	44,627	1,722,187	—	1,766,814
Ending balance, individually evaluated for impairment (2)	528,224	693,072	—	1,221,296
Ending balance, collectively evaluated for impairment	33,737,616	37,587,351	—	71,324,967

(1)	Represents LHFS and those loans for which the Company has elected the fair value option

(2)	Consumer loans individually evaluated for impairment consists of loans in TDR status

	Three-Month Period Ended March 31, 2013
	Commercial	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan losses, beginning of period	$580,931	$407,259	$25,279	$1,013,469
(Recovery of) Provision for loan losses	(30,843)	25,889	21,804	16,850
Charge-offs	(34,339)	(56,694)	—	(91,033)
Recoveries	22,367	9,439	—	31,806
Charge-offs, net of recoveries	(11,972)	(47,255)	—	(59,227)
Allowance for loan losses, end of period	$538,116	$385,893	$47,083	$971,092

Reserve for unfunded lending commitments, beginning of period	210,000	—	—	210,000
Provision for unfunded lending commitments	—	—	—	—
Reserve for unfunded lending commitments, end of period	210,000	—	—	210,000
Total allowance for credit losses, end of period	$748,116	$385,893	$47,083	$1,181,092
Ending balance, individually evaluated for impairment(2)	307,622	143,529	—	$451,151
Ending balance, collectively evaluated for impairment	440,494	242,364	47,083	$729,941

Financing receivables:
Ending balance	$33,053,376	$19,370,706	$—	$52,424,082
Ending balance, evaluated at fair value(1)	—	671,023	—	$671,023
Ending balance, individually evaluated for impairment(2)	560,081	759,238	—	$1,319,319
Ending balance, collectively evaluated for impairment	32,493,295	17,940,445	—	$50,433,740

(1)	Represents LHFS and those loans for which the Company has elected the fair value option

(2)	Consumer loans individually evaluated for impairment consists of loans in TDR status

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Non-accrual loans by Class of Financing Receivable

The recorded investment in non-accrual loans disaggregated by class of financing receivables is summarized as follows:

	March 31, 2014	December 31, 2013
	(in thousands)
Non-accrual loans:
Commercial:
Commercial real estate:
Corporate banking	$103,113	$93,100
Middle market commercial real estate	132,381	143,802
Santander real estate capital	13,083	13,171
Commercial and industrial	93,197	97,254
Multifamily	19,098	21,371
Other commercial	4,781	3,640
Total commercial loans	365,653	372,338
Consumer:
Residential mortgages	460,435	473,566
Home equity loans and lines of credit	141,408	141,961
Retail installment contracts and auto loans	449,138	1,205
Personal unsecured loans	—	—
Other consumer	9,835	9,339
Total consumer loans	1,060,816	626,071
Total non-accrual loans	$1,426,469	$998,409

Other real estate owned	92,133	88,603
Repossessed vehicles	137,648	—
Other repossessed assets	5,518	3,073
Total other real estate owned and other repossessed assets	235,299	91,676
Total non-performing assets	$1,661,768	$1,090,085

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Age Analysis of Past Due Loans

The age of recorded investments in past due loans and accruing loans greater than 90 days past due disaggregated by class of financing receivables is summarized as follows:

	As of March 31, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables (1)	Recorded Investment > 90 Days and Accruing
	(in thousands)
Commercial:
Commercial real estate:
Corporate banking	$27,878	$7,046	$49,018	$83,942	$3,440,691	$3,524,633	—
Middle market commercial real estate	$—	—	$86,876	86,876	$3,432,214	3,519,090	—
Santander real estate capital	$5,800	—	$6,771	12,571	$1,889,135	1,901,706	—
Commercial and industrial	$9,310	$12,151	$57,791	79,252	$14,117,853	14,197,105	—
Multifamily	$11,137	$709	$6,612	18,458	$9,347,469	9,365,927	—
Other commercial	$1,842	$727	$1,755	4,324	$1,797,681	1,802,005	—
Consumer:
Residential mortgages	162,893	74,718	367,399	605,010	9,008,694	9,613,704	—
Home equity loans and lines of credit	22,600	11,434	79,930	113,964	6,092,390	6,206,354	—
Retail installment contracts and auto loans	4,822	1,666,338	83,220	1,754,380	19,316,027	21,070,407	—
Personal unsecured loans	38,679	31,779	4,622	75,080	1,483,473	1,558,553	52,197
Other consumer	36,497	7,710	28,772	72,979	1,480,614	1,553,593	—
Total	$321,458	$1,812,612	$772,766	$2,906,836	$71,406,241	$74,313,077	$52,197

(1)	Financing receivables include LHFS.

	As of December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables (1)	Recorded Investment > 90 Days and Accruing
	(in thousands)
Commercial:
Commercial real estate:
Corporate banking	12,758	5,751	57,503	76,012	3,691,858	3,767,870	$—
Middle market commercial real estate	5,980	13,897	83,809	103,686	3,406,685	3,510,371	—
Santander real estate capital	4,177	9,705	—	13,882	2,011,762	2,025,644	—
Commercial and industrial	15,966	4,310	34,354	54,630	12,783,719	12,838,349	—
Multifamily	2,039	5,235	9,563	16,837	8,220,192	8,237,029	—
Other commercial	3,412	182	2,171	5,765	1,784,126	1,789,891	—
Consumer:
Residential mortgages	185,630	86,563	379,076	651,269	9,020,935	9,672,204	—
Home equity loans and lines of credit	32,017	15,567	80,551	128,135	6,183,559	6,311,694	—
Retail installment contracts and auto loans	7,900	2,988	1,205	12,093	69,711	81,804	—
Personal unsecured loans	4,289	1,693	4,536	10,518	483,267	493,785	2,545
Other consumer	29,641	11,835	31,091	72,567	1,249,418	1,321,985	—
Total	$303,809	$157,726	$683,859	$1,145,394	$48,905,232	$50,050,626	$2,545

(1)	Financing receivables include LHFS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Impaired Loans by Class of Financing Receivable

Impaired loans are generally defined as all troubled debt restructurings (“TDRs”) plus commercial non-accrual loans in excess of $1.0 million.

Impaired loans disaggregated by class of financing receivables are summarized as follows:

	March 31, 2014
	Recorded Investment(1)	Unpaid Principal Balance	Related Specific Reserves	Average Recorded Investment
	(in thousands)
With no related allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	55,554	43,388	—	49,520
Middle market commercial real estate	110,705	81,782	—	105,921
Santander real estate capital	7,122	6,965	—	3,937
Commercial and industrial	6,047	2,260	—	9,589
Multifamily	26,734	26,734	—	26,883
Other commercial	147	147	—	74
Consumer:
Residential mortgages	88,186	88,186	—	90,165
Home equity loans and lines of credit	29,884	29,884	—	30,479
Retail installment contracts and auto loans	46,648	46,648	—	23,324
Personal unsecured loans	—	—	—	—
Other consumer	6,711	6,711	—	7,528
With an allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	48,488	47,239	10,516	51,125
Middle market commercial real estate	97,104	71,100	20,690	107,975
Santander real estate capital	6,679	5,433	1,254	8,031
Commercial and industrial	98,788	92,234	49,686	99,506
Multifamily	6,064	5,858	1,521	8,741
Other commercial	1,176	1,176	457	677
Consumer:
Residential mortgages	553,419	498,288	125,256	550,374
Home equity loans and lines of credit	55,899	47,110	5,876	55,400
Retail installment contracts and auto loans	121,041	117,746	57,434	60,521
Personal unsecured loans	2,053	—	515	2,294
Other consumer	17,264	8,813	4,276	17,374
Total:
Commercial	$464,608	$384,316	$84,124	$471,979
Consumer	921,105	843,386	193,357	837,459
Total	$1,385,713	$1,227,702	$277,481	1,309,438

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

The Company recognized interest income of $7.7 million for the three-month period ended March 31, 2014 on approximately $787.5 million of TDRs that were returned to performing status as of March 31, 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	December 31, 2013
	Recorded Investment(1)	Unpaid Principal Balance	Related Specific Reserves	Average Recorded Investment
	(in thousands)
With no related allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	$43,485	$30,131	$—	$43,485
Middle market commercial real estate	101,137	128,874	—	101,137
Santander real estate capital	751	751	—	751
Commercial and industrial	13,131	42,512	—	13,131
Multifamily	27,031	27,031	—	27,031
Other commercial	—	—	—	—
Consumer:
Residential mortgages	92,143	92,143	—	92,143
Home equity loans and lines of credit	31,074	31,074	—	31,074
Retail installment contracts and auto loans	—	—	—	—
Personal unsecured loans	—	—	—	—
Other consumer	8,345	17,420	—	8,345
With an allowance recorded:
Commercial:
Corporate banking	53,762	52,100	10,298	53,762
Middle market commercial real estate	118,845	185,649	26,130	118,845
Santander real estate capital	9,382	8,136	1,701	9,382
Commercial and industrial	100,224	118,276	50,252	100,224
Multifamily	11,418	8,456	2,201	11,418
Other commercial	177	177	12	177
Consumer:
Residential mortgages	547,329	603,866	124,746	547,329
Home equity loans and lines of credit	54,900	63,975	5,479	54,900
Retail installment contracts and auto loans	—	—	—	—
Personal unsecured loans	2,535	2,535	677	2,535
Other consumer	17,483	17,482	4,300	17,483
Total:
Commercial	$479,343	$602,093	$90,594	$479,343
Consumer	753,809	828,495	135,202	753,809
Total	$1,233,152	$1,430,588	$225,796	$1,233,152

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

The Company recognized interest income of $42.0 million for the year ended December 31, 2013 on approximately $656.6 million of TDRs that were returned to performing status as of December 31, 2013.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

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

Commercial loan credit quality indicators by class of financing receivables are summarized as follows:

	Commercial Real Estate
March 31, 2014	Corporate banking	Middle market commercial real estate	Santander real estate capital	Commercial and industrial	Multifamily	Remaining commercial	Total (1)
	(in thousands)
Regulatory Rating:
Pass	$3,155,786	$3,110,039	$1,651,802	$13,711,203	$9,239,610	$1,776,638	$32,645,078
Special Mention	107,491	98,115	119,556	256,282	58,915	17,419	657,778
Substandard	243,975	238,706	129,539	196,650	66,904	7,800	883,574
Doubtful	17,381	72,231	808	32,970	498	148	124,036
Total commercial loans	$3,524,633	$3,519,091	$1,901,705	$14,197,105	$9,365,927	$1,802,005	$34,310,466

(1)	Financing receivables include LHFS.

	Commercial Real Estate
December 31, 2013	Corporate banking	Middle market commercial real estate		Santander real estate capital		Commercial and industrial		Multifamily		Remaining commercial	Total (1)
	(in thousands)
Regulatory Rating:
Pass	3,385,253	3,068,667		1,779,544		12,320,254		8,109,023		1,764,157	30,426,898
Special Mention	106,001	62,062		112,257		283,939		59,379		17,196	640,834
Substandard	260,122	310,318		132,999		202,347		63,284		8,361	977,431
Doubtful	16,494	69,325		844		31,808		5,343		177	123,991
Total commercial loans	3,767,870	3,510,372	—	2,025,644	—	12,838,348	—	8,237,029	—	1,789,891	32,169,154

(1)	Financing receivables include LHFS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Lending Asset Quality Indicators - Class of Financing Receivables

Consumer credit quality disaggregated by class of financing receivables is summarized as follows:

March 31, 2014	Residential mortgages	Home equity loans and lines of credit	Retail installment contracts and auto loans	Personal unsecured loans	Other consumer	Total(1)
	(in thousands)
Performing	$9,153,269	$6,096,735	$19,318,989	$1,528,047	$1,516,752	$37,613,792
Non-performing	460,435	109,619	1,751,418	30,506	36,841	2,388,819
Total consumer loans	$9,613,704	$6,206,354	$21,070,407	$1,558,553	$1,553,593	$40,002,611

(1)	Financing receivables include LHFS.

December 31, 2013	Residential mortgages	Home equity loans and lines of credit	Retail installment contracts and auto loans	Personal unsecured loans	Other consumer	Total(1)
	(in thousands)
Performing	$9,198,639	$6,203,419	$79,936	$493,785	$1,279,622	$17,255,401
Non-performing	473,565	108,275	1,868	—	42,363	626,071
Total consumer loans	$9,672,204	$6,311,694	$81,804	$493,785	$1,321,985	$17,881,472

(1)	Financing receivables include LHFS.

Consumer Lending Asset Quality Indicators-Credit Score

Consumer financing receivables, including LHFS, for which credit score is a core component of the allowance model are summarized by credit score as follows:

March 31, 2014
Credit Score Range(2)	Retail installment contracts and auto loans	Percent	Personal unsecured loans balance	Percent	Home equity loans and lines of credit	Percent
	(dollars in thousands)
<600	$12,438,256	59.0%	$345,006	22.1%	$348,892	5.6%
600-639	5,483,758	26.0%	476,285	30.6%	297,655	4.8%
640-679	3,088,553	14.7%	293,184	18.8%	549,833	8.9%
680-719	—	—%	54,820	3.5%	888,979	14.3%
720-759	—	—%	55,832	3.6%	1,236,242	19.9%
>=760	—	—%	55,864	3.6%	2,882,785	46.5%
N/A(1)	59,840	0.3%	277,562	17.8%	1,968	—%
Total	$21,070,407	100.0%	$1,558,553	100.0%	$6,206,354	100.0%

(1)	Consists primarily of loans serviced by third parties. Loans serviced by third parties do not receive refreshed FICO scores.

(2)	Credit scores updated quarterly.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

December 31, 2013
Credit Score Range(2)	Personal unsecured loans balance	Percent	Home equity loans and lines of credit	Percent
	(dollars in thousands)
<600	$10,221	2.1%	$336,713	5.3%
600-639	6,152	1.2%	281,186	4.5%
640-679	24,855	5.0%	524,937	8.3%
680-719	53,842	11.0%	869,460	13.8%
720-759	55,546	11.2%	1,223,179	19.4%
>=760	60,002	12.2%	2,775,970	44.0%
N/A(1)	283,167	57.3%	300,249	4.7%
Total	$493,785	100.0%	$6,311,694	100.0%

(1)	Consists primarily of loans serviced by third parties. Loans serviced by third parties do not receive refreshed FICO scores.

(2)	Credit scores updated quarterly.

Consumer Lending Asset Quality Indicators-Combined Loan to Value Range

Residential mortgage and home equity financing receivables by combined loan-to-value ("CLTV") range are summarized as follows:

March 31, 2014
	Residential mortgages		Home equity loans and lines of credit
CLTV Range(1)	UPB	Percent	UPB	Percent
	(dollars in thousands)
<=80%	$7,059,941	73.4%	$3,885,396	62.6%
80.01 - 90%	795,112	8.3%	1,027,382	16.6%
90.01 - 100%	619,743	6.4%	356,706	5.7%
100.01 - 120%	429,497	4.5%	345,694	5.6%
120.01 - 140%	170,903	1.8%	134,314	2.2%
>140%	187,609	2.0%	111,324	1.8%
N/A	350,899	3.6%	345,538	5.5%
Total(2)	$9,613,704	100.0%	$6,206,354	100.0%

December 31, 2013
	Residential mortgages		Home equity loans and lines of credit
CLTV Range(1)	UPB	Percent	UPB	Percent
	(dollars in thousands)
<=80%	$7,124,926	73.7%	$4,061,541	64.3%
80.01 - 90%	665,806	6.9%	946,933	15.0%
90.01 - 100%	647,079	6.7%	357,817	5.7%
100.01 - 120%	451,833	4.7%	338,194	5.4%
120.01 - 140%	188,201	1.9%	125,099	2.0%
>140%	199,016	2.1%	108,664	1.7%
N/A	395,343	4.0%	373,446	5.9%
Total(2)	$9,672,204	100.0%	$6,311,694	100.0%

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
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

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

Troubled Debt Restructurings

The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

	March 31, 2014	December 31, 2013
	(in thousands)
Performing	$787,485	$656,606
Non-performing	345,621	347,037
Total	$1,133,106	$1,003,643

Commercial Loan TDRs

All of the Company’s commercial loan modifications are based on the circumstances of the individual customer, including specific customers' complete relationship with the Company. Loan terms are modified to meet each borrower’s specific circumstances at a point in time. Modifications for commercial loan TDRs generally, although not always, result in bifurcation of the original loan into A and B notes. The A note is restructured to allow for upgraded risk rating and return to accrual status after a sustained period of payment performance has been achieved (typically six months for monthly payment schedules). The B note, if any, is structured as a deficiency note; the balance is charged off but the debt is usually not forgiven. As TDRs, they will be subject to analysis for specific reserves by either calculating the present value of expected future cash flows or, if collateral-dependent, calculating the fair value of the collateral less its estimated cost to sell. The TDR classification will remain on the loan until it is paid in full or liquidated.

Consumer Loan TDRs
The primary modification program for the Company’s residential mortgage and home equity portfolios is a proprietary program designed to keep customers in their homes and, when appropriate, prevent them from entering into foreclosure. The program is available to all customers facing a financial hardship regardless of their delinquency status. The main goal of the modification program is to review the customer’s entire financial condition to ensure that the proposed modified payment solution is affordable according to a specific debt-to-income ratio (“DTI”) range. The main modification benefits of the program allow for term extensions, interest rate reductions, or deferment of principal. The Company reviews each customer on a case-by-case basis to determine which benefit or combination of benefits will be offered to achieve the target DTI range.
For the Company’s other consumer portfolios the terms of the modifications generally include one or a combination of the following: a reduction of the stated interest rate of the loan at a rate of interest lower than the current market rate for new debt with similar risk or an extension of the maturity date.
Consumer TDRs are generally placed on non-accrual status until the Company believes repayment under the revised terms is reasonably assured and a sustained period of repayment performance has been achieved (typically six months for a monthly amortizing loan). Any loan that has remained current for the six months immediately prior to modification will remain on accrual status after the modification is enacted. Exceptions to this policy include retail installment contracts, which may begin accruing as soon as they are made current by the borrower. The TDR classification will remain on the loan until it is paid in full or liquidated for all portfolios

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

In addition to those identified as TDRs above, the guidance also requires loans discharged under Chapter 7 bankruptcy to be considered TDRs and collateral-dependent, regardless of delinquency status. Collateral-dependent loans must be written down to fair market value and classified as non-accrual/non-performing for the remaining life of the loan.

TDR Impact to Allowance for Loan Losses
The allowance for loan losses is established to recognize losses inherent in funded loans intended to be held for investment that are probable and can be reasonably estimated. Prior to a TDR, the Company generally measures its allowance under a loss contingency methodology in which consumer loans with similar risk characteristics are pooled and loss experience information is monitored for credit risk and deterioration with statistical tools considering factors such as delinquency, LTVs and credit scores.

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

Typically, commercial loans whose terms are modified in a TDR will have been identified as impaired prior to modification and accounted for generally using a present value of expected future cash flows methodology, unless the loan is considered collateral-dependent. Loans considered collateral-dependent are measured for impairment based on their fair values of collateral less its estimated cost to sell. Accordingly, upon TDR modification or if a TDR modification subsequently defaults, the allowance methodology remains unchanged.

Financial Impact and TDRs by Concession Type
The following tables detail the activity of TDRs for the three-month period ended March 31, 2014 and March 31, 2013, respectively:

	Three-Month Period Ended March 31, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment (1)	Post-Modification Outstanding Recorded Investment (2)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate Banking	2	3,524	3,505
Commercial and industrial	12	18,793	18,207
Other commercial	1	498	500
Consumer:
Residential mortgages (3)	79	17,811	17,670
Home equity loans and lines of credit	26	2,285	2,285
Retail installment contracts and auto loans	12,714	129,141	126,932
Other consumer	1	41	42
Total	12,835	$172,093	$169,141

(1)	Pre-modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred.

(2)	Post-modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred.

(3)	The post-modification outstanding recorded investment amounts for residential mortgages exclude interest reserves.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Three-Month Period Ended March 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment (1)	Post-Modification Outstanding Recorded Investment (2)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate banking	1	$19,750	$18,767
Santander real estate capital	1	2,724	2,188
Other commercial	5	1,712	1,696
Consumer:
Residential mortgages (3)	92	15,779	16,132
Home equity loans and lines of credit	80	6,243	6,242
Total	179	$46,208	$45,025

(1)	Pre-modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred.

(2)	Post-modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred.

(3)	The post-modification outstanding recorded investment amounts for residential mortgages exclude interest reserves.

TDRs Which Have Subsequently Defaulted

A TDR is generally considered to have subsequently defaulted if it is 90 days past due after modification. For retail installment contracts, a TDR is considered to have subsequently defaulted at the earlier of the date of repossession or 120 days past due after modification. The following table details TDRs that were modified during the past twelve-month period and have subsequently defaulted during the three-month period ended March 31, 2014 and March 31, 2013, respectively.

	Three-Month Period Ended March 31,
	2014		2013
	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
	(dollars in thousands)
Consumer:
Residential mortgages	12	$1,915	10	$2,794
Home equity loans and lines of credit	—	—	2	376
Total	12	$1,915	12	$3,170

(1)	The recorded investment represents the period-end balance at March 31, 2014 and 2013. Does not include Chapter 7 bankruptcy TDRs.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. ASSET SECURITIZATIONS

The Company, through its SCUSA subsidiary, transfers retail installment contracts into newly-formed Trusts which then issue one or more classes of notes payable backed by the retail installment contracts. The Company’s continuing involvement with the credit facilities and Trusts are in the form of servicing loans held by SPEs and, except for the securitizations associated with Chrysler Capital, through holding a residual interest in the SPE. These transactions are structured without recourse. The Trusts are considered VIEs under GAAP and, except for the securitizations associated with Chrysler Capital, are consolidated because the Company has: (a) power over the significant activities of the entity as servicer of its financial assets and (b) residual interest and in some cases of debt securities held by the Company, an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE.

The retail installment contracts, borrowings under credit facilities and securitization notes payable of the consolidated Trusts remain on the Company's Condensed Consolidated Balance Sheets. The Company recognizes finance charges and fee income on the retail installment contracts and interest expense on the debt, and records a provision for loan losses to cover probable inherent losses on the contracts. All of the Trusts are separate legal entities and the retail installment contracts and other assets held by these subsidiaries are legally owned by them and not available to other creditors.

The following table summarizes the assets and liabilities related to the above mentioned VIEs that are included in the Company's Condensed Consolidated Financial Statements as of the date indicated:

March 31, 2014
(in thousands)
Restricted cash	$1,550,657
Retail installment contracts, net	19,910,992
Various other assets	3,695,594
Notes payable	25,514,661
Various other liabilities	49,157

Below is a summary of the cash flows received from the Trusts for the period indicated:

Period from January 28, 2014 to March 31, 2014
(in thousands)
Receivables securitized	$1,574,084

Net proceeds from new securitizations	1,238,202
Cash received for servicing fees	97,932
Cash received upon release from reserved and restricted cash accounts	165
Net distributions from Trusts	241,251
Total cash received from securitization trusts	$1,577,550

The Company retains servicing responsibility for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in fees, commissions and other income. As of March 31, 2014, the Company was servicing $22.9 billion of gross retail installment contracts that have been transferred to consolidated Trusts. The remainder of the Company’s retail installment contracts are either pledged in private issuances or warehouse facilities or unpledged.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. ASSET SECURITIZATIONS (continued)

During the period from February 1, 2014 to March 31, 2014, the Company sold $774.2 million of gross retail installment contracts in off-balance sheet securitizations for a gain of approximately $32.5 million. As of March 31, 2014, the Company was servicing $1.7 billion of gross retail installment contracts that have been sold in these off-balance sheet Chrysler Capital securitizations, in addition to $2.5 billion of loans serviced for other unrelated third parties.

The Company also has several home equity loan securitizations. These securitization vehicles are considered VIEs because the holders of the equity investment at risk, including the Company, do not have any obligation to absorb credit losses on the loans within the securitization vehicles. Accordingly, the Company has determined that it is not the primary beneficiary of these securitization vehicles. As of March 31, 2014 and December 31, 2013, the Company had $5.7 million and $5.5 million, respectively, of receivables related to advances made by the Company on behalf of the home equity loan securitization vehicles. The Company does not hold any other assets or liabilities related to these home equity loan securitizations. The total principal amount of securitized home equity loans was $40.2 million and $41.5 million as of March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014, the portion of principal 90 days past due (including foreclosures, OREO and bankruptcies) was $15.4 million. There were no credit losses for the three-month period ended March 31, 2014. As of December 31, 2013, the portion of principal 90 days past due (including foreclosures, OREO and bankruptcies) was $15.3 million and for the three-month period ended March 31, 2013, net credit losses were $0.1 million.

NOTE 7. GOODWILL AND OTHER INTANGIBLES

Goodwill

The Company conducts its evaluation of goodwill impairment at least annually, and more frequently if events or circumstances indicate that there may be impairment. The Company completed its most recent annual goodwill impairment test as of October 1, 2013 and determined that no goodwill impairment existed. No impairment indicators were noted since the annual review and, accordingly, no impairment test has been performed. The Company expects to perform its next annual goodwill impairment test in the fourth quarter of 2014.

The Company evaluates goodwill for impairment at the reporting unit level. The fair value of the Company's reporting units is determined by using discounted cash flow and market comparability methodologies. Goodwill is assigned to reporting units, which are operating segments or one level below an operating segment, as of the acquisition date.

During the first quarter of 2014, in connection with the Change in Control as discussed in Note 3 to the Condensed Consolidated Financial Statements, the Company recorded goodwill of approximately $5.5 billion. In addition, the Company recorded a disposal of approximately $7.1 million in connection with the sale of three branches in January 2014.

As of March 31, 2014, the reporting units with assigned goodwill were Retail Banking, Auto Finance & Alliances, Investment Services, Real Estate & Commercial Banking, Specialty & Government Banking, Global Banking & Markets ("GBM") and Large Corporate Banking, and SCUSA.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. GOODWILL AND OTHER INTANGIBLES (continued)

The following table presents activity in the Company's goodwill by its reporting units for the three months ended March 31, 2014:

	Retail Banking	Auto Finance & Alliances	Investment Services	Real Estate and Commercial Banking	Specialty & Government Finance	Global Banking & Markets and Large Corporate	SCUSA	Total
	(in thousands)
Goodwill at December 31, 2013	$1,696,086	$71,522	$126,695	$1,163,154	$242,894	$131,130	$—	$3,431,481
Disposals during the period	(7,052)	—	—	—	—	—	—	(7,052)
Additions during the period	—	—	—	—	—	—	5,485,196	5,485,196
Goodwill at March 31, 2014	$1,689,034	$71,522	$126,695	$1,163,154	$242,894	$131,130	$5,485,196	$8,909,625

As described in Note 16 to the Condensed Consolidated Financial Statements, during the second quarter of 2014, the Company reorganized its management reporting structure in order to better align management teams and resources with the business goals of the Company and to provide enhanced customer service to its clients. Consequently, the Company is in the process of evaluating segment reporting and goodwill reporting units to reflect this change.

Other Intangible Assets
The following table details amounts related to the Company's finite-lived and indefinite-lived intangible assets for the dates indicated.

	March 31, 2014		December 31, 2013
	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
	(in thousands)
Intangibles subject to amortization:
Dealer networks	$575,881	$(4,119)	$—	$—
Chrysler Relationship	136,250	(13,750)	—	—
Core deposit intangibles	18,123	(277,719)	22,650	(273,192)
Other intangibles	11,106	(18,803)	11,964	(17,945)
Total intangibles subject to amortization	741,360	(314,391)	34,614	(291,137)
Intangibles not subject to amortization:
Trade name	50,000	—	—	—
Total Intangibles	$791,360	$(314,391)	$34,614	$(291,137)

Amortization expense on intangible assets for the three months ended March 31, 2014 and 2013 was $13.7 million and $7.7 million, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. GOODWILL AND OTHER INTANGIBLES (continued)

The estimated aggregate amortization expense related to intangibles for each of the five succeeding calendar years ending December 31 is:

Year	Calendar Year Amount	Recorded To Date	Remaining Amount To Record
	(in thousands)
2014	$72,391	$13,715	$58,676
2015	64,435	—	64,435
2016	57,163	—	57,163
2017	55,055	—	55,055
2018	54,702	—	54,702
Thereafter	449,617	—	449,617

NOTE 8. OTHER ASSETS

The following is a detail of items that comprise other assets at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(in thousands)
OREO	$92,133	$88,603
Other repossessed assets	140,132	3,073
Prepaid expenses	144,894	141,593
Miscellaneous receivables	901,625	546,363
Derivative assets at fair value	256,776	222,491
MSRs	134,775	141,787
Operating lease assets	111,075	—
Miscellaneous assets	99,164	30,584
Total other assets	$1,880,574	$1,174,494

Residential real estate

The Company maintains an MSR asset for sold residential real estate loans serviced for others. At March 31, 2014 and December 31, 2013, the balance of these loans serviced for others was $14.2 billion and $14.5 billion, respectively. The Company accounts for residential MSRs using the fair value option. Changes in fair value are recorded through the Condensed Consolidated Statements of Operations. The fair value of the MSRs at March 31, 2014 and December 31, 2013 was $134.8 million and $141.8 million, respectively. See further discussion on the valuation of the MSRs in Note 15. As deemed appropriate, the Company economically hedges MSRs using interest rate swaps and forward contracts to purchase mortgage-backed securities. See further discussion on these derivative activities in Note 10 to these Condensed Consolidated Financial Statements.

For the three-month period ended March 31, 2014, the Company recorded net changes in the fair value of MSRs totaling $(4.5) million, compared to $10.1 million in the corresponding period of 2013. The MSR asset fair value decrease during 2014 was the result of decreased interest rates.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. OTHER ASSETS (continued)

The following table presents a summary of activity for the Company’s residential MSRs.

	Three-Month Period Ended March 31,
	2014	2013
	(in thousands)
Carrying value at beginning of period	$141,787	$92,512
Mortgage servicing assets recognized	1,874	13,172
Principal reductions	(4,427)	(6,617)
Change in fair value due to valuation assumptions	(4,459)	10,096
Carrying value at end of period	$134,775	$109,163

Multifamily

Historically, the Company originated and sold multi-family loans in the secondary market to FNMA while retaining servicing. The Company has not sold multi-family loans to FNMA since 2009. At March 31, 2014 and December 31, 2013, the Company serviced $3.2 billion and $4.3 billion, respectively, of loans for FNMA. The servicing asset related to these portfolios was previously fully amortized. In January 2014, the Company repurchased from FNMA $816.5 million of performing multifamily loans that had been previously sold with servicing retained. See further discussion on the recourse reserve in Note 14.

Fee income and gain/loss on sale of mortgage loans

Included in Mortgage banking revenue on the Condensed Consolidated Statement of Operations was mortgage servicing fee income of $10.8 million for the three-month period ended March 31, 2014, compared to $11.0 million for the corresponding period ended March 31, 2013. The Company had gains on the sale of mortgage loans of $3.2 million for the three-month period ended March 31, 2014, compared to gains of $38.7 million for the corresponding period ended March 31, 2013.

NOTE 9. BORROWINGS

Total borrowings and other debt obligations at March 31, 2014 were $34.8 billion, compared to $12.4 billion at December 31, 2013 primarily due to the Change in Control. The Company's debt agreements impose certain limitations on dividends and other payments and transactions. The Company is currently in compliance with these limitations.

Periodically, as part of the Company's wholesale funding management, it opportunistically repurchases outstanding borrowings in the open market and subsequently retires the obligation. During the three-month periods ended March 31, 2014 and 2013, the Company repurchased $0.6 million and $0.1 million of outstanding borrowings in the open market, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9. BORROWINGS (continued)

The following table presents information regarding the holding company's borrowings and other debt obligations at the dates indicated:

	March 31, 2014		December 31, 2013
	Balance	Effective Rate	Balance	Effective Rate
	(in thousands)
3.00% senior notes, due September 2015	$599,111	3.28%	$598,965	3.28%
4.625% senior notes, due April 2016	474,484	4.85	474,306	4.85
3.45% senior notes, due August 2018	499,190	3.62	499,148	3.62
Subordinated notes, due March 2020(1)	—	—	756,829	5.96
Junior subordinated debentures - Capital Trust IV, due March 2034(2)	—	—	611	12.84
Common securities - Capital Trust IV(2)	—	—	24,742	4.38
Junior subordinated debentures - Capital Trust VI, due June 2036	70,262	7.91	70,262	7.91
Common securities - Capital Trust VI	10,000	7.91	10,000	7.91
Junior subordinated debentures - Capital Trust IX, due July 2036	150,000	2.04	150,000	2.04
Common securities - Capital Trust IX	4,640	2.04	4,640	2.04
Total holding company borrowings and other debt obligations	$1,807,687	3.89%	$2,589,503	4.50%

(1) On February 21, 2014, the subordinated note, with a value of $750.0 million, was converted to 3.0 million shares of SHUSA common stock.
(2) In December 2012, a settlement agreement was executed with respect to the Company's Trust PIERS litigation. The settlement agreement required the Company to make additional offers to purchase the Trust PIERS until no Trust PIERS remain outstanding. On February 28, 2014, the Company called and retired the remaining PIERS securities in the amount of $24.7 million.

The following table presents information regarding the Bank's borrowings and other debt obligations at the dates indicated:

	March 31, 2014		December 31, 2013
	Balance	Effective Rate	Balance	Effective Rate
	(in thousands)
8.750% subordinated debentures, due May 2018	$497,546	8.91%	$497,427	8.91%
FHLB advances, maturing through August 2018(1)	6,942,657	3.68	8,952,012	3.36
Subordinated term loan, due February 2019	145,279	6.00	150,273	6.06
REIT preferred, due May 2020	152,292	13.73	151,918	13.83
Subordinated term loan, due August 2022	35,491	7.80	35,491	7.78
Total Bank borrowings and other debt obligations	$7,773,265	4.27%	$9,787,121	3.87%

(1) In February 2014, the Company restructured $1.7 billion of FHLB advances and extended their maturities by two years. The average rate of these borrowings decreased from 5.39% to 3.43% as a result of the restructuring.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9. BORROWINGS (continued)

The following tables present information regarding SCUSA's borrowings and other debt obligations at the date indicated(1):

	March 31, 2014
	Balance	Effective Rate
	(in thousands)
SCUSA warehouse line, due June 2014	$212,438	1.14%
SCUSA warehouse line, maturing on various dates(2)	552,682	1.39
SCUSA warehouse line, due March 2015(3)	250,594	0.99
SCUSA warehouse line, due July 2015	317,886	0.93
SCUSA warehouse line, due September 2015(4)	119,480	2.31
SCUSA warehouse line, due December 2015	1,399,123	0.94
SCUSA warehouse line, due December 2015	708,174	0.82
SCUSA warehouse line, due January 2016(5)	724,888	1.91
SCUSA warehouse line, due November 2016(6)	175,000	1.70
SCUSA repurchase facility, maturing on various dates(7)	748,461	1.55
SCUSA line of credit with related party, due December 2016(8)	500,000	2.44
SCUSA line of credit with related party, due December 2016(8)	1,750,000	2.11
SCUSA line of credit with related party, due December 2018(8)	65,000	2.95
SCUSA line of credit with related party, due December 2018(8)	1,750,000	2.89
Total SCUSA revolving credit facilities	$9,273,726	1.80%

	March 31, 2014
	Balance	Initial Weighted Average Interest Rate Range
	(in thousands)
SCUSA public securitizations, maturing on various dates(9)	$11,372,083	0.89% - 2.80%
SCUSA privately issued amortizing notes, maturing on various dates(9)	4,539,936	1.07% - 1.80%
Total SCUSA secured structured financings	$15,912,019	0.89% - 2.80%

(1) Balances as of December 31, 2013 are not presented due to SCUSA being accounted for as an EMI at that date.
(2) One-fourth of the outstanding balance on this facility matures in each of the following months: April 2014, November 2014, March 2015 and November 2015.
(3) This line is collateralized by securitization notes payable retained by SCUSA.
(4) This line is held exclusively for unsecured consumer term loans.
(5) This line is held exclusively for Chrysler Capital retail loan and lease financing, with lease financing comprising more than 50% of the outstanding balance upon advance.
(6) This line is collateralized by residuals retained by SCUSA.
(7) This repurchase facility is collateralized by securitization bonds and residuals retained by SCUSA. The facility has rolling 30-day and 90-day maturities.
(8) These lines are collateralized by securitization notes payable and residuals retained by SCUSA. As of March 31, 2014, $2.2 billion of the aggregate outstanding balances on these credit facilities was unsecured.
(9) SCUSA has entered into various securitization transactions involving their retail automotive installment loans. These transactions are accounted for as secured financings and therefore both the securitized retail installment contracts and the related securitization debt issued by SPE, remain on the Condensed Consolidated Balance Sheet. The maturity of this debt is based on the timing of repayments from the securitized assets.

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

See Note 15 for discussion of the valuation methodology for derivative instruments.

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

To qualify for hedge accounting, the Company is required to designate SCUSA’s derivatives as accounting hedges on or after the Change in Control date. The Company did not designate any of SCUSA’s derivatives as accounting hedges as of March 31, 2014.

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their International Swaps and Derivatives Association, Inc. ("ISDA") master agreements if the Company's ratings fall below investment grade. As of March 31, 2014, derivatives in this category had a fair value of $30.1 million. The credit ratings of the Bank and SHUSA are currently considered investment grade. The Bank estimates a further 1- or 2- notch downgrade by either S&P or Moody's would require the Bank to post up to an additional $4.3 million or $4.5 million, respectively, to comply with existing derivative agreements.

As of March 31, 2014 and December 31, 2013, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) that were in a net liability position totaled $175.8 million and $198.8 million, respectively. The Company had $178.3 million and $203.9 million in cash and securities collateral posted to cover those positions as of March 31, 2014 and December 31, 2013, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. DERIVATIVES (continued)

Fair Value Hedges

The Company enters into cross-currency swaps to hedge its foreign currency exchange risk on certain Euro-denominated investments. The Company also entered into interest rate swaps to hedge the interest rate risk on certain fixed rate investments. These derivatives are designated as fair value hedges at inception. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. The earnings impact of the ineffective portion of these hedges was not material for the three-month period ended March 31, 2014 or March 31, 2013. The last of the hedges is scheduled to expire in February 2016.

The Company has historically entered into pay-variable, receive-fixed interest rate swaps to hedge changes in fair values of certain debt obligations. At March 31, 2014, the Company had $12.3 million of deferred net after-tax losses on terminated derivative instruments that were hedging fair value changes. These losses will continue to be deferred in Borrowings and will be reclassified into interest expense over the remaining lives of the hedged assets and liabilities. During the three-month period ended March 31, 2014, $0.6 million of the losses were recognized in the Condensed Consolidated Statements of Operations.

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

The last of the hedges is scheduled to expire in December 2030. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. The earnings impact of the ineffective portion of these hedges was not material for the three-month period ended March 31, 2014 or March 31, 2013. As of March 31, 2014, the Company expects approximately $28.2 million of gross losses recorded in accumulated other comprehensive income to be reclassified to earnings during the next twelve months as the future cash flows occur.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. DERIVATIVES (continued)

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Derivatives designated as accounting hedges at March 31, 2014 and December 31, 2013 included:

	Notional Amount	Asset	Liability	Weighted Average Receive Rate	Weighted Average Pay Rate	Weighted Average Life (Years)
	(dollars in thousands)
March 31, 2014
Fair value hedges:
Cross-currency swaps	$19,995	$910	$1,707	4.76%	4.75%	1.86
Interest rate swaps	172,000	746	11	0.92%	2.38%	4.90
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	3,295,317	5,513	47,029	0.19%	2.38%	2.07
Total	$3,487,312	$7,169	$48,747	0.25%	2.39%	2.20

December 31, 2013
Fair Value hedges:
Cross-currency swaps	$19,995	$1,073	$1,924	4.76%	4.75%	2.11
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	2,700,312	4,803	58,381	0.24%	2.46%	1.89
Total	$2,720,307	$5,876	$60,305	0.27%	2.47%	1.90

See Note 13 for detail of the amounts included in accumulated other comprehensive income related to derivatives activity.

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

NOTE 10. DERIVATIVES (continued)

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

In March 2014, SCUSA entered into a financing arrangement with a third party under which SCUSA pledged certain bonds retained in its own securitizations in exchange for approximately $251 million in cash. In conjunction with this financing arrangement, SCUSA entered into a total return swap related to the bonds as an effective avenue to monetize SCUSA’s retained bonds as a source of financing. SCUSA will receive the fixed return on the bonds in exchange for paying a variable rate of three-month LIBOR plus 75 basis points. In addition, at maturity, SCUSA will receive a payment from, or make a payment to, the counterparty based on the change in fair value of the bonds during the one-year term of the facility. Throughout the term of the facility, the party in a net liability position must post collateral. SCUSA has the ability to substitute collateral and may do so if a bond is set to begin amortizing. Alternatively, the amortization may be utilized to reduce the notional amount of the facility.

Other derivative instruments primarily include forward contracts related to certain investment securities sales, an overnight indexed swap, a total return swap on Visa, Inc. Class B common shares, and equity options, which manage our market risk associated with certain investments and customer deposit products.

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities at March 31, 2014 and December 31, 2013 included:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
	March 31, 2014	December 31, 2013 (1)	March 31, 2014	December 31, 2013 (1)	March 31, 2014	December 31, 2013 (1)
	(in thousands)
Mortgage banking derivatives:
Forward commitments to sell loans	$170,123	$169,608	$92	$2,101	$—	$—
Interest rate lock commitments	130,038	75,787	1,728	547	—	—
Mortgage servicing rights	670,000	245,000	8,013	6,155	10,108	488
Total mortgage banking risk management	970,161	490,395	9,833	8,803	10,108	488

Customer related derivatives:
Swaps receive fixed	5,986,085	5,665,350	162,949	166,871	19,743	28,561
Swaps pay fixed	5,956,962	5,661,555	42,114	54,693	157,916	166,473
Other	1,513,437	1,385,904	3,336	4,247	2,776	3,635
Total customer related derivatives	13,456,484	12,712,809	208,399	225,811	180,435	198,669

Other derivative activities:
Foreign exchange contracts	1,504,329	1,253,395	9,021	11,631	8,060	9,745
Interest rate swap agreements	8,379,633	—	3,067	—	31,502	—
Interest rate cap agreements	4,929,458	—	43,599	—	—	—
Options for interest rate cap agreements	4,929,458	—	—	—	43,680	—
Other	597,811	291,437	5,257	4,764	5,704	4,496

Total	$34,767,334	$14,748,036	$279,176	$251,009	$279,489	$213,398
(1) Balances at December 31, 2013 do not include SCUSA.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. DERIVATIVES (continued)

The Company is the holder of a warrant that gives it the right, if certain vesting conditions are satisfied, to purchase additional shares in a company in which it has a cost method investment. This warrant was issued in 2012 and is carried at its estimated fair value of zero at March 31, 2014 and December 31, 2013.

Gains (Losses) on All Derivatives

The following Condensed Consolidated Statement of Operations line items were impacted by the Company’s derivative activities for the three-month period ended March 31, 2014 and 2013:

		Three-Month Period Ended
Derivative Activity	Accounts	March 31, 2014	March 31, 2013
		(in thousands)
Fair value hedges:
Cross-currency swaps	Miscellaneous income	(681)	1,746
Interest rate swaps	Miscellaneous income	735	—
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Net interest income	(13,685)	(17,733)
Other derivative activities:
Forward commitments to sell loans	Mortgage banking income	(2,009)	(256)
Interest rate lock commitments	Mortgage banking income	1,181	(3,719)
Mortgage servicing rights	Mortgage banking income	(7,761)	820
Customer related derivatives	Miscellaneous income	113	2,388
Foreign exchange	Miscellaneous income	(911)	(1,069)
SCUSA derivatives	Miscellaneous income	13,025	—
	Net interest income	(1,839)	—
Other	Miscellaneous income	(648)	—
	Net interest income	—	(703)

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. DERIVATIVES (continued)

Information about financial assets and liabilities that are eligible for offset on the Condensed Consolidated Balance Sheet as of March 31, 2014 and December 31, 2013, respectively, is presented in the following tables:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
March 31, 2014
Fair value hedges	$1,656	$—	$1,656	$—	$—	$1,656
Cash flow hedges	5,513	—	5,513	—	—	5,513
Other derivative activities(1)	277,426	29,569	247,857	10,030	15,870	221,957
Total derivatives subject to a master netting arrangement or similar arrangement	284,595	29,569	255,026	10,030	15,870	229,126
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	1,750	—	1,750	—	—	1,750
Total Derivatives Assets	$286,345	$29,569	$256,776	$10,030	$15,870	$230,876

Total Financial Assets	$286,345	$29,569	$256,776	$10,030	$15,870	$230,876

December 31, 2013
Fair value hedges	$1,073	$—	$1,073	$—	$—	$1,073
Cash flow hedges	4,803	—	4,803	—	—	4,803
Other derivative activities(1)	249,619	34,394	215,225	3,992	47,706	163,527
Total derivatives subject to a master netting arrangement or similar arrangement	255,495	34,394	221,101	3,992	47,706	169,403
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	1,390	—	1,390	—	—	1,390
Total Derivatives Assets	$256,885	$34,394	$222,491	$3,992	$47,706	$170,793

Total Financial Assets	$256,885	$34,394	$222,491	$3,992	$47,706	$170,793

(1)	Includes customer-related and other derivatives

(2)	Includes mortgage banking derivatives

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. DERIVATIVES (continued)

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
March 31, 2014
Fair value hedges	$1,718	$—	$1,718	$—	$1,162	$556
Cash flow hedges	47,029	—	47,029	31,043	30,862	(14,876)
Other derivative activities(1)	279,490	29,569	249,921	57,232	108,590	84,099
Total derivatives subject to a master netting arrangement or similar arrangement	328,237	29,569	298,668	88,275	92,428	69,779
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	—	—	—	—	—	—
Total Derivatives Liabilities	$328,237	$29,569	$298,668	$88,275	$92,428	$69,779

Total Financial Liabilities	$328,237	$29,569	$298,668	$88,275	$92,428	$69,779

December 31, 2013
Fair value hedges	$1,924	$—	$1,924	$—	$1,311	$613
Cash flow hedges	58,381	—	58,381	34,881	40,817	(17,317)
Other derivative activities(1)	213,400	34,394	179,006	102,402	37,538	39,066
Total derivatives subject to a master netting arrangement or similar arrangement	273,705	34,394	239,311	137,283	79,666	22,362
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	—	—	—	—	—	—
Total Derivatives Liabilities	$273,705	$34,394	$239,311	$137,283	$79,666	$22,362

Total Financial Liabilities	$273,705	$34,394	$239,311	$137,283	$79,666	$22,362

(1)	Includes customer-related and other derivatives

(2)	Includes mortgage banking derivatives

NOTE 11. INCOME TAXES

An income tax provision of $1.1 billion was recorded for the three-month period ended March 31, 2014, respectively, compared to $102.7 million for the corresponding period in 2013. This resulted in an effective tax rate of 35.9% for the three-month period ended March 31, 2014, compared to 26.4% for the corresponding period in 2013. The higher tax rate in 2014 was primarily attributable to the deferred tax expense recorded on the book gain resulting from the SCUSA Change in Control.

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

The Company has a lawsuit pending against the United States in Federal District Court in Massachusetts relating to the proper tax consequences of two financing transactions with an international bank through which the Company borrowed $1.2 billion. As a result of the financing transactions, the Company paid foreign taxes of $264.0 million during the years 2003 through 2007 and claimed a corresponding foreign tax credit for foreign taxes paid during those years, which the IRS disallowed. The IRS also disallowed the Company's deductions for interest expense and transaction costs, totaling $74.6 million in tax liability, and assessed penalties and interest totaling approximately $92.5 million. The Company has paid the taxes, penalties and interest associated with the IRS adjustments for all tax years, and the lawsuit will determine whether the Bank is entitled to a refund of the amounts paid. The Company has recorded a receivable in the Other assets line of Condensed Consolidated Balance Sheets for the amount of these payments, less a tax reserve of $96.9 million, as of March 31, 2014.

On October 17, 2013, the Court issued a written opinion in favor of the Company relating to a motion for partial summary judgment on a significant issue in the case. The Company subsequently filed a motion for summary judgment requesting the Court to conclude the case in its entirety and enter a final judgment awarding the Company a refund of all amounts paid. In response, the IRS filed a motion opposing the Company's motion, and filed a cross-motion for summary judgment requesting that the Court enter a final judgment in the IRS's favor. The Company anticipates the Court will rule on the parties' motions within the next several months and make a determination as to whether further proceedings are required at the District Court level to resolve any remaining legal or factual issues, which could affect the Company's entitlement to some or all of the refund. The Company expects the IRS to appeal any decision in favor of the Company. In 2013, two different federal courts decided cases involving similar financing structures entered into by the Bank of New York Mellon Corp. and BB&T Corp. (referred to as the Salem Financial Case) in favor of the IRS. Bank of New York Mellon Corp. and BB&T. Corp. have filed notices of appeal in their respective cases. The Company remains confident in its position and believes its reserve amount adequately provides for potential exposure to the IRS related to these items. As this litigation progresses over the next 24 months, it is reasonably possible that changes in the reserve for uncertain tax positions could range from a decrease of $96.9 million to an increase of $296.0 million.

The IRS concluded the exam of the Company’s 2006 and 2007 tax returns in 2011. In addition to the adjustments for items related to the financing transactions discussed above, the IRS has proposed to recharacterize ordinary losses related to the sale of certain assets as capital losses. The Company has paid the tax assessment resulting from this recharacterization, and will contest the adjustment through the administrative appeals process. The Company is confident that its position related to its ordinary tax treatment of the losses will ultimately be upheld. If the Company is not successful in defending its position, the maximum potential tax liability resulting from this IRS adjustment would be approximately $95.6 million. Additionally, with respect to the 2006-2007 tax periods, the Company faces potential interest and penalties resulting from the recharacterization adjustment and other unrelated adjustments of approximately $11.1 million in interest and $14.5 million in penalties, which are also being contested through the administrative appeals process.

NOTE 12. STOCKHOLDER'S EQUITY

In February 2014, the Company issued 7 million shares of common stock to Santander in exchange for cash in the amount of $1.75 billion. Also in February 2014, the Company raised $750 million of capital by issuing 3 million shares of common stock to Santander in exchange for canceling debt of an equivalent amount. Following these transactions and as of March 31, 2014, the Company has 530,307,043 shares of common stock outstanding.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)
The following table presents the components of accumulated other comprehensive income/ (loss), net of related tax, for the three-month period ended March 31, 2014 and 2013, respectively.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	For the Three-Month Period Ended March 31, 2014			December 31, 2013		March 31, 2014
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$(1,648)	$586	$(1,062)
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments (1)	13,685	(4,863)	8,822
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	12,037	(4,277)	7,760	$(39,423)	$7,760	$(31,663)

Change in unrealized gains/(losses) on investment securities available-for-sale	2,566,682	(1,005,159)	1,561,523
Reclassification adjustment for net losses included in net income on non-OTTI securities (2)	(2,430,483)	951,821	(1,478,662)
Net unrealized gains on investment securities available-for-sale	136,199	(53,338)	82,861	(199,392)	82,861	(116,531)

Pension and post-retirement actuarial gain/(loss)(3)	447	115	562	(15,553)	562	(14,991)

As of March 31, 2014	$148,683	$(57,500)	$91,183	$(254,368)	$91,183	$(163,185)
(1) Net losses reclassified into Interest on borrowings and other debt obligations in the Condensed Consolidated Statement of Operations for settlements of interest rate swap contracts designated as cash flow hedges.
(2) Net gains reclassified into Net gain on sale of investment securities sales in the Condensed Consolidated Statement of Operations for the sale of available-for-sale securities.
(3) Included in the computation of net periodic pension costs.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	For the Three-Month Period Ended March 31, 2013			December 31, 2012		March 31, 2013
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$1,469	$(15,456)	$(13,987)
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments	17,401	7,415	24,816
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	18,870	(8,041)	10,829	$(79,174)	$10,829	$(68,345)

Change in unrealized gains/(losses) on investment securities available-for-sale	(32,808)	71,364	38,556
Total reclassification adjustment for net gains included in net income	(73,522)	(29,173)	(102,695)
Net unrealized gains/(losses) on investment securities available-for-sale	(106,330)	42,191	(64,139)	160,224	(64,139)	96,085

Pension and post-retirement actuarial gain/(loss)	905	(355)	549	(26,716)	549	(26,167)

As of March 31, 2013	$(86,555)	$33,795	$(52,761)	$54,334	$(52,761)	$1,573

NOTE 14. COMMITMENTS, CONTINGENCIES, AND GUARANTEES

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

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit, letters of credit and loans sold with recourse is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. For forward contracts and interest rate swaps, caps and floors, the contract or notional amounts do not represent exposure to credit loss. The Company controls the credit risk of its forward contracts and interest rate swaps, caps and floors through credit approvals, limits and monitoring procedures. See Note 10 to these Condensed Consolidated Financial Statements for discussion of all derivative contract commitments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

The following table details the amount of commitments for the periods indicated:

Other Commitments	March 31, 2014	December 31, 2013
	(in thousands)
Commitments to extend credit	$24,114,452	$23,651,791
Credit card lines of credit	834,951	815,573
Letters of credit	2,321,880	2,116,227
Recourse and credit enhancement exposure on sold loans	179,914	184,584
Commitments to sell loans	12,841	3,810
Total commitments	$27,464,038	$26,771,985

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

The following table details the amount of commitments to extend credit expiring per period as of the dates indicated:

	March 31, 2014	December 31, 2013
	(in thousands)
One year or less	$4,935,330	$5,163,591
Over 1 year to 3 years	5,515,231	5,716,759
Over 3 years to 5 years	7,302,105	6,457,992
Over 5 years	6,361,786	6,313,449
Total	$24,114,452	$23,651,791

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

Letters of Credit

The Company’s letters of credit meet the definition of a guarantee. Letters of credit commit the Company to make payments on behalf of its customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 16.1 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letter of credit, the Company would be required to honor the commitment. The Company has various forms of collateral, including real estate assets and other customer business assets. The maximum undiscounted exposure related to these commitments at March 31, 2014 was $2.3 billion, and the approximate value of the underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $0.5 billion. The fees related to letters of credit are deferred and amortized over the lives of the commitments and were immaterial to the Company’s financial statements at March 31, 2014. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of these commitments, as has been the Company’s experience to date. As of March 31, 2014 and December 31, 2013, the liability related to these letters of credit was $141.2 million and $129.8 million, respectively, which is recorded within the reserve for unfunded lending commitments in Other Liabilities on the Condensed Consolidated Balance Sheet. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and financing lease portfolio. Also included within the reserve for unfunded lending commitments at March 31, 2014 and December 31, 2013 were lines of credit outstanding of $38.8 million and $90.2 million, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

The following table details the amount of letters of credit expiring per period as of the dates indicated:

	March 31, 2014	December 31, 2013
	(in thousands)
One year or less	$1,686,607	$1,680,277
Over 1 year to 3 years	347,331	333,769
Over 3 years to 5 years	262,318	96,558
Over 5 years	25,624	5,623
Total	$2,321,880	$2,116,227

Loans Sold with Recourse

The Company has loans sold with recourse that meet the definition of a guarantee. For loans sold with recourse under the terms of its multi-family sales program with FNMA, the Company retained a portion of the associated credit risk. The unpaid principal balance outstanding of loans sold in these programs was $3.2 billion as of March 31, 2014 and $4.3 billion as of December 31, 2013. As a result of its agreement with FNMA, the Company retained a 100% first loss position on each multi-family loan sold to FNMA until the earlier to occur of (i) the aggregate approved losses on multi-family loans sold to FNMA reaching the maximum loss exposure for the portfolio as a whole of $154.5 million as of March 31, 2014 and $159.0 million as of December 31, 2013, respectively, or (ii) all of the loans sold to FNMA under this program being fully paid off. Any losses sustained as a result of impediments in standard representations and warranties would be in addition to the maximum loss exposure.

The Company has established a liability which represents the fair value of the retained credit exposure and the amount the Company estimates it would have to pay a third party to assume the retained recourse obligation. The estimated liability is calculated as the present value of losses that the portfolio is projected to incur based upon internal specific information and an industry-based default curve with a range of estimated losses. At March 31, 2014 and December 31, 2013, the Company had $57.0 million and $68.0 million, respectively, of reserves classified in accrued expenses and payables on the Condensed Consolidated Balance Sheets related to the fair value of the retained credit exposure for loans sold to FNMA under this program. The Company's commitment will expire in March 2039 based on the maturity of the loans sold with recourse. Losses sustained by the Company may be offset, or partially offset, by proceeds resulting from the disposition of the underlying mortgaged properties. Approval from FNMA is required for all transactions related to the liquidation of properties underlying the mortgages. Separate from the recourse agreement described above, beginning in 2013, the Company has purchased approximately $1.5 billion of performing loans previously sold to FNMA. Refer to further discussion of this purchase in Note 8 Other Assets to the Condensed Consolidated Financial Statements.

Additionally, during the period from 1999 to 2002, residential mortgage loans were sold with recourse and credit enhancement features to FNMA and FHLMC. The remaining unpaid principal balance of these loans was $63.6 million and $65.7 million at March 31, 2014 and December 31, 2013, respectively, and the remaining maximum amount of credit exposure on these loans was $25.4 million and $25.6 million for the same periods. The Company has posted collateral in the amount of $0.9 million at March 31, 2014 and December 31, 2013 to be utilized for any losses incurred related to these loans.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Representation and Warranty Liability

In the ordinary course of business, the Company sells residential loans on a non-recourse basis to certain government-sponsored entities ("GSEs") and private investors. In connection with these sales, the Company has entered into agreements containing various representations and warranties about, among other things, the ownership of the loans, the validity of the liens securing the loans, the loans' compliance with any applicable loan criteria established by the GSEs and the private investors, including underwriting standards and the ongoing existence of mortgage insurance, the absence of delinquent taxes or liens against the property securing the loans and the loans' compliance with applicable federal, state, and local laws. Breaches of these representations and warranties may require the Company to repurchase the mortgage loan or, if the loan has been foreclosed, the underlying collateral, or otherwise make whole or provide other remedies to the GSEs and the private investors. The repurchase liability is recorded within Accrued expenses and payables on the Condensed Consolidated Balance Sheet and the related income statement activity is recorded in Mortgage banking revenue on the Condensed Consolidated Statement of Operations. Management believes the Company's repurchase reserve appropriately reflects the estimated probable losses on repurchase claims for all loans sold and outstanding as of March 31, 2014. In making these estimates, the Company considers the losses it expects to incur over the lives of the loans sold. The table below represents the activity in the representation and warranty reserve for the dates indicated. The table below represents the activity in the representation and warranty reserve for the dates indicated.

	Three-Month Period Ended March 31,
	2014	2013
	(in thousands)
Beginning Balance	$54,836	$50,662
Provision	193	6,823
Charge-offs	(4,514)	(6,778)
Ending Balance	$50,515	$50,707
SCUSA Commitments

In connection with the sale of retail installment contracts through securitizations, SCUSA has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require SCUSA to repurchase loans previously sold. As of March 31, 2014, SCUSA had no repurchase requests outstanding. In the opinion of management, the potential exposure of other recourse obligations related to SCUSA’s retail installment contract sales agreements will not have a material adverse effect on SCUSA’s consolidated financial position, results of operations, or cash flows.

SCUSA has a letter of credit facility with Santander's New York branch totaling $500,000 at March 31, 2014 and December 31, 2013. The amount outstanding was zero as of December 31, 2013 and 2012. These letters of credit can serve as collateral for certain warehouse lines. These commitments will expire on December 31, 2014.

Santander has provided guarantees on the covenants, agreements, and obligations of SCUSA under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SCUSA as servicer.

SCUSA committed to purchase certain new advances of unsecured revolving financings originated by a third-party retailer, along with existing balances on accounts with new advances, for an initial term ending in April 2020. SCUSA also is required to make a profit-sharing payment to the retailer each month.

Under terms of its agreement with Chrysler, SCUSA must make revenue sharing payments to Chrysler and also must make loss-sharing payments when residual losses on leased vehicles exceed a specified threshold.

SCUSA is obligated to make purchase price holdback payments to a third-party originator of loans that it purchases on a periodic basis when losses are lower than originally expected.

SCUSA has a flow agreement with Bank of America under which SCUSA is committed to sell up to $300,000 of eligible loans to that bank each month through May 31, 2018. SCUSA retains servicing on all sold loans and will receive or pay a servicer performance payment if yields on the loans, net of credit losses, are higher or lower, respectively, than expected at origination.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

In 2013, SCUSA entered into a purchase agreement and amended a servicing agreement with a peer-to-peer unsecured lending platform company from which SCUSA already was acquiring prime amortizing term unsecured consumer loans. Under terms of the agreements, SCUSA committed to purchase at least the lesser of $30,000 per month or 75% of the lending platform company’s near-prime originations through July 2015, and the lesser of $30,000 per month or 50% of the lending platform company’s near-prime originations thereafter through July 2017. This commitment can be reduced or canceled with 90 days’ notice.

Other Off-Balance Sheet Risk

Other off-balance sheet risk stems from financial instruments that do not meet the definition of guarantees under applicable accounting guidance, and from other relationships which include items such as indemnifications provided in the ordinary course of business and intercompany guarantees.

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

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether the matter presents a loss contingency that is probable and estimable, at which time an accrued liability is established with respect to such loss contingency. The Company continues to monitor the matter for further developments that could affect the amount of the accrued liability previously established. For certain legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses. For other matters for which a loss is probable or reasonably possible, such an estimate is not possible. Management currently estimates that it is reasonably possible that the Company could incur losses in an aggregate amount of up to approximately $30.8 million in excess of the accrued liability, if any, with it also being reasonably possible that the Company could incur no such losses in these matters. This estimated range of reasonably possible losses represents the estimate of possible losses over the life of such legal matters, which may span an indeterminable number of years, and is based on information available as of March 31, 2014.

The matters for which it is reasonably possible that the Company will incur a significant loss are described below. The Company may include in some of the descriptions of individual disclosed matters certain quantitative information related to the plaintiff's claim against the Company as alleged in the plaintiff's pleadings or other public filings or otherwise based on publicly available information. While information of this type may provide insight into the potential magnitude of a matter, it does not necessarily represent the Company's estimate of reasonably possible loss or its judgment as to any currently appropriate accrual. Refer to Note 11 for disclosure regarding the lawsuit filed by the Company against the IRS/United States.

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

On October 15, 2013, the Second Circuit Court of Appeals affirmed the judgment of the lower courts in dismissing several counts of the then-pending complaint. As a result, on November 27, 2013, the Debtors filed a fourth amended complaint in the proceeding. While the fourth amended complaint again seeks to recover over $9.8 million in affiliate payments to the Bank, the Debtors do not reassert the above described $22.0 million avoidance claims against the Bank and SPM. On January 8, 2014, the Bank filed an answer denying the allegations asserted in the fourth amended complaint. Subsequently, the Debtors agreed to dismiss with prejudice all claims against the remaining defendants, including the Bank. On March 6, 2014, the parties filed a Stipulation of Discontinuance with Prejudice, which was entered by the court on March 11, 2014. This litigation is concluded.

SCUSA Litigation

On September 13, 2013, Ally Financial Inc. filed suit against SCUSA in the United States District Court for the Eastern District of Michigan in a matter pending as Case No. 13-CV-13929, alleging copyright infringement and misappropriation of trade secrets and confidential information in connection with SCUSA’s launch of Chrysler Capital and, in particular, SCUSA’s offering of floorplan lines of credit to Chrysler dealerships. SCUSA considers the allegations to be without merit and intend to vigorously defend the case.

Other Regulatory and Governmental Matters

Foreclosure Matters

On May 22, 2013, the Bank received a subpoena from the U.S. Attorney's Office for the Southern District of New York seeking information regarding claims for foreclosure expenses incurred in connection with the foreclosure of loans insured or guaranteed by the Federal Housing Agency (the "FHA"), FNMA or FHLMC. The Bank is cooperating with the investigation; however, there can be no assurance that claims or litigation will not arise from this matter.

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

As a result of the agreement, the participating servicers, including the Bank, ceased their independent foreclosure reviews, which involved case-by-case reviews, and replaced them with a broader framework allowing eligible borrowers to receive compensation in a more timely manner. This arrangement has not eliminated all of the Company's risks associated with foreclosures, since it does not protect the Bank from potential individual borrower claims, class actions lawsuits, actions by state attorneys general, or actions by the Department of Justice or other regulators. In addition, all of the other terms of the Order are still in effect.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Under the agreement, the Bank has paid $6.2 million into a remediation fund, the majority of which has been distributed to borrowers, and will engage in foreclosure avoidance activities, such as loan modifications and short sales over the next two years in an aggregate principal amount of $9.9 million. In return, the OCC waived any civil money penalties that could have been assessed against the Bank. During 2013, the Company submitted for credit from the OCC mortgage loans in the amount of $74.1 million, which represents the principal balance of mortgage loans for which the Bank completed foreclosure avoidance activities with the Bank's borrowers. As of March 31, 2014, the Bank had already exceeded its requirements under the settlement agreement. The OCC is requiring the Bank to engage a consultant to validate that the submissions the Bank has made to the OCC qualify as foreclosure avoidance activities under the terms of the agreement.

The Bank represents 0.17% of the total $9.3 billion settlement among the banks and is the smallest participant in the agreement. The total $16.1 million related to the remediation fund and mortgage modifications was fully reserved.

Identity Theft Protection Product Matter

The Bank has been in discussions to address concerns that some customers may have paid for but did not receive certain benefits of an identity theft protection product from a third-party vendor. The Bank remains in discussions with the third-party vendor on potential remedial actions to impacted customers. During 2013, fees expected to be returned to customers of $30.0 million were expensed within general and administrative expenses on the Condensed Consolidated Statement of Operations. As of March 31, 2014, $11.5 million of payments were returned to customers as the first phase of the remediation. Further remediation of this matter is ongoing.

Marketing of Overdraft Coverage

On April 1, 2014, the Bank received a Civil Investigative Demand (“CID”) from the Consumer Financial Protection Bureau (the “Bureau”). The CID requests information and documents in connection with the Bank’s marketing to consumers of overdraft coverage for ATM and/or onetime debit card transactions. Pursuant to the terms of the CID, the information obtained by the Bureau will be used to determine whether the Bank is in compliance with laws administered by the Bureau. The Bank is cooperating with the investigation; however there can be no assurance that claims or litigation will not arise from this matter.

The Company's practice is to cooperate fully with regulatory and governmental investigations, audits and other inquiries, including those described above.

NOTE 15. FAIR VALUE

General

As of March 31, 2014, $13.7 billion of the Company’s total assets consisted of financial instruments measured at fair value on a recurring basis, including financial instruments for which the Company elected the fair value option. Approximately $10.0 million of these financial instruments were measured using quoted market prices for identical instruments or Level 1 inputs. Approximately $10.8 billion of these financial instruments were measured using valuation methodologies involving market-based and market-derived information, or Level 2 inputs. Approximately $2.9 billion of these financial instruments were measured using model-based techniques, or Level 3 inputs, and represented approximately 21.0% of total assets measured at fair value and approximately 2.6% of total consolidated assets.

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

NOTE 15. FAIR VALUE (continued)

•	Level 1 - Assets or liabilities for which the identical item is traded on an active exchange, such as publicly-traded instruments or futures contracts.

•
Level 2 - Assets and liabilities valued based on observable market data for similar instruments. Fair value is estimated using inputs other than quoted prices included within Level 1 that are observable for assets or liabilities, either directly or indirectly

•
Level 3 - Assets or liabilities for which significant valuation assumptions are not readily observable in the market, and instruments valued based on the best available data, some of which is internally developed and considers risk premiums that a market participant would require. Fair value is estimated using unobservable inputs that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities may include financial instruments whose value is determined using pricing services, pricing models with internally developed assumptions, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

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

During the Company's review of its investment portfolio performed during the first three months of 2014, the Company transferred certain of its asset-backed securities from Level 2 to Level 3 due to limited price transparency in connection with their limited trading activity. There were no other transfers between Levels 1, 2 and 3 during the three-month period ended March 31, 2014. There were no transfers between Levels 1, 2 and 3 during the three-month period ended March 31, 2013 for any assets or liabilities valued at fair value on a recurring basis.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15. FAIR VALUE (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of March 31, 2014 and December 31, 2013.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2014
	(in thousands)
Financial assets:
US Treasury and government agency securities	$—	$25,000	$—	$25,000
Corporate debt	—	2,235,132	—	2,235,132
Asset-backed securities	—	1,425,094	1,225,012	2,650,106
Equity Securities	9,960	—	—	9,960
State and municipal securities	—	1,888,760	—	1,888,760
Mortgage backed securities	—	4,885,115	—	4,885,115
Total investment securities available-for-sale	9,960	10,459,101	1,225,012	11,694,073
Retail installment contracts held for investment	—	—	1,516,353	1,516,353
Loans held for sale	—	78,995	—	78,995
Mortgage servicing rights	—	—	134,775	134,775
Derivatives:
Fair value	—	1,656	—	1,656
Cash Flow	—	5,513	—	5,513
Mortgage banking interest rate lock commitments	—	—	1,728	1,728
Mortgage banking forward sell commitments	—	92	—	92
Customer related	—	208,399	—	208,399
Foreign exchange	—	9,021	—	9,021
Mortgage servicing	—	8,013	—	8,013
Interest rate swap agreements	—	3,067	—	3,067
Interest rate cap agreements	—	43,599	—	43,599
Other	—	5,245	12	5,257
Total financial assets	$9,960	$10,822,701	$2,877,880	$13,710,541
Financial liabilities:
Derivatives:
Fair value	$—	$1,718	$—	$1,718
Cash flow	—	47,029	—	47,029
Customer related	—	180,435	—	180,435
Total return swap	—	—	285	285
Foreign exchange	—	8,060	—	8,060
Mortgage servicing	—	10,108	—	10,108
Interest rate swaps	—	31,502	—	31,502
Option for interest rate cap	—	43,680	—	43,680
Other	—	5,314	105	5,419
Total financial liabilities	$—	$327,846	$390	$328,236

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15. FAIR VALUE (continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance, December 31, 2013
	(in thousands)
Financial assets:
US Treasury and government agency securities	$—	$24,997	$—	$24,997
Corporate debt	—	2,218,180	—	2,218,180
Asset-backed securities	—	2,679,290	52,940	2,732,230
Equity securities	9,841	—	—	9,841
State and municipal securities	—	1,850,149	—	1,850,149
Mortgage backed securities	—	4,810,843	—	4,810,843
Total investment securities available-for-sale	9,841	11,583,459	52,940	11,646,240
Loans held for sale	—	128,949	—	128,949
Mortgage servicing rights	—	—	141,787	141,787
Derivatives:
Fair value	—	1,073	—	1,073
Cash flow	—	4,803	—	4,803
Mortgage banking interest rate lock commitments	—	—	547	547
Mortgage banking forward sell commitments	—	2,101	—	2,101
Customer related	—	225,811	—	225,811
Foreign exchange	—	11,631	—	11,631
Mortgage servicing rights	—	6,155	—	6,155
Other	—	4,750	14	4,764
Total financial assets	$9,841	$11,968,732	$195,288	$12,173,861
Financial liabilities:
Derivatives:
Fair value	$—	$1,924	$—	$1,924
Cash flow	—	58,381	—	58,381
Customer related	—	198,669	—	198,669
Total return swap	—	—	285	285
Foreign exchange	—	9,745	—	9,745
Mortgage servicing rights	—	488	—	488
Other	—	4,099	112	4,211
Total financial liabilities	$—	$273,306	$397	$273,703

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

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
March 31, 2014
Impaired loans held for investment	$—	$63,176	$71,397	$134,573
Foreclosed assets	—	20,476	—	20,476
Repossessed vehicle inventory	—	137,648	—	137,648

December 31, 2013
Impaired loans held for investment	$—	$149,796	$137,356	$287,152
Foreclosed assets	—	57,431	—	57,431

Valuation Processes and Techniques

Impaired loans held for investment represents the recorded investment of impaired commercial loans for which the Company periodically records nonrecurring adjustments of collateral-dependent loans measured for impairment when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Appraisals are obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties, which are considered Level 2 inputs. Loans for which the value of the underlying collateral is determined using a combination of real estate appraisals, field exams and internal calculations are considered Level 3 inputs. The inputs in the internal calculations include the loan balance, estimation of the collectability of the underlying receivables held by the customer used as collateral, sale and liquidation value of the inventory held by the customer used as collateral, and historical loss-given-default parameters. In cases in which the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. The total carrying value of these loans was $95.3 million and $209.1 million at March 31, 2014 and December 31, 2013, respectively.

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

The Company estimates the fair value of its repossessed vehicle inventory using historical auction rates and current market levels of used car prices.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15. FAIR VALUE (continued)

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Condensed Consolidated Statements of Operations relating to assets held at period-end:

	Statement of Operations Location	Three-Month Period Ended March 31,
		(in thousands)
		2014	2013
Impaired loans held for investment	Provision for credit losses	$(2,809)	$15,432
Foreclosed assets	Other administrative expense	(223)	(1,544)
Repossessed vehicle inventory	Provision for credit losses	104,934	—
		$101,902	$13,888

Level 3 Rollforward for Recurring Assets and Liabilities

The tables below present the changes in all Level 3 balances for the three-month period ended March 31, 2014 and 2013, respectively.

Three-Month Period Ended March 31, 2014
	Investments Available-for-sale	Retail Installment Contracts Held for Investment	MSRs	Derivatives	Total
	(in thousands)
Balance, December 31, 2013	$52,940	$—	$141,787	$164	$194,891
Gains in other comprehensive income	1,048	—	—	—	1,048
Gains/(losses) in earnings	—	144,053	(4,459)	1,046	140,640
Additions/Issuances	—	1,870,383	1,874	—	1,872,257
Settlements(1)	(436)	(498,083)	(4,427)	140	(502,806)
Transfers into level 3	1,171,460	—	—	—	1,171,460
Asset Balance, March 31, 2014	$1,225,012	$1,516,353	$134,775	$1,350	$2,877,490
Changes in unrealized losses included in earnings related to balances still held at March 31, 2014	$—	$—	$(4,459)	$(135)	$(4,594)

(1)	Settlements include charge-offs, prepayments, paydowns and maturities.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15. FAIR VALUE (continued)

Three-Month Period Ended March 31, 2013
	Investments Available for Sale	MSRs	Derivatives	Total
	(in thousands)
Asset Balance, December 31, 2012	$43,374	$92,512	$14,722	$150,608
Gains in other comprehensive income	1,856	—	—	1,856
Gains/(losses) in earnings	—	10,096	(3,803)	6,293
Additions/Issuances	—	13,172	—	13,172
Settlements(1)	(412)	(6,617)	103	(6,926)
Asset Balance, March 31, 2013	$44,818	$109,163	$11,022	$165,003
Changes in unrealized gains (losses) included in earnings related to balances still held at March 31, 2013	$—	$10,096	$(83)	$10,013

(1) Settlements include prepayments, paydowns and maturities.

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

Actively traded quoted market prices for investment securities available-for-sale, such as government agency bonds, corporate debt, and state and municipal securities, are not readily available. The Company's principal markets for its investment securities are the secondary institutional markets with an exit price that is predominantly reflective of bid-level pricing in these markets. The third-party vendors use a variety of methods when pricing securities that incorporate relevant market data to arrive at an estimate of what a buyer in the marketplace would pay for a security under current market conditions.

Collateralized loan obligations ("CLOs") are initially valued by the provider using discounted cash flow models which consider inputs such as default correlation, credit spread, prepayment speed, conditional default rate and loss severity. The price produced by the model is then compared to recent trades for similar transactions. If there are differences between the model price and the market price, adjustments are made to the model so the final price approximates the market price. These investments are, therefore, considered Level 2.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15. FAIR VALUE (continued)

Certain asset-backed securities are valued using discounted cash flows. The discounted cash flows are obtained from a third party pricing service using observable market data and therefore are classified as Level 2. Other ABS which could not be valued using a third party pricing service are valued using an internally developed discounted cash flow model. When estimating the fair value using the model, the Company uses its best estimate of the key assumptions which include the discount rates and forward yield curves. The Company uses comparable bond indices based on industry, term, and rating to discount the expected future cash flows. Determining the comparability of assets involves significant subjectivity related to asset type differences, cash flows, performance and other inputs. The inability of the Company to corroborate the fair value of the ABS due to the limited available observable data on these ABS resulted in a fair value classification of Level 3.

The investments in sale-leaseback security is thinly traded, and the Company determined the estimated fair value of this security by evaluating pricing information from a combination of sources such as third-party pricing services, third-party broker quotes for certain securities and other independent third-party valuation sources. These quotes are benchmarked against similar securities that are more actively traded to assess the reasonableness of the estimated fair value. The fair market value estimate assigned to this security assumes liquidation in an orderly fashion and not under distressed circumstances. Significant unobservable inputs include third-party quotes and pricing on comparable securities that are more actively traded, as well as management-determined comparability adjustments. Significant increases (decreases) in any of those inputs in isolation would result in a significantly higher (lower) fair value measurement.

The Company's equity securities are priced using net asset value per share, that is validated with a sufficient level of observable activity. Since the price is observable and unadjusted, these investments are, therefore, considered Level 1.

Gains and losses on investments are recognized in the Condensed Consolidated Statements of Operations through Net gain on sale of investment securities.

Retail Installment Contracts Held for Investments

For certain retail installment contracts held for investments within loans held for investment, the Company has elected the fair value option. The fair values of the retail installment contracts are estimated using the discounted cash flow model. When estimating the fair value using this model, the Company uses significant unobservable inputs on key assumptions which includes historical default rate and adjustments to reflect voluntary prepayments, prepayment rate based on available data from a comparable market securitization of similar assets, discount rate reflective of the cost of funding of debt issuance and recent historical equity yields, and recovery rates based on the average severity utilizing reported severity rates and loss severity utilizing available market data from a comparable securitized pool. Accordingly, retail installment contracts held for investments are classified as Level 3.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15. FAIR VALUE (continued)

Mortgage servicing rights

The model to value MSRs estimates the present value of the future net cash flows from mortgage servicing activities based on various assumptions. These cash flows include servicing and ancillary revenue, offset by the estimated costs of performing servicing activities. Significant assumptions used in the valuation of residential MSRs are changes in anticipated loan prepayment rates ("CPRs") and the discount rate, reflective of a market participant's required return on an investment for similar assets. Other important valuation assumptions include market-based servicing costs and the anticipated earnings on escrow and similar balances held by the Company in the normal course of mortgage servicing activities. All of these assumptions are considered to be unobservable inputs. Historically, servicing costs and discount rates have been less volatile than CPR and earnings rates, both of which are directly correlated with changes in market interest rates. Increases in prepayment speeds, discount rates and servicing costs result in lower valuations of MSRs. Decreases in the anticipated earnings rate on escrow and similar balances result in lower valuations of MSRs. For each of these items, the Company makes assumptions based on current market information and future expectations. All of the assumptions are based on standards that the Company believes would be utilized by market participants in valuing mortgage servicing rights and are derived and/or benchmarked against independent public sources. Accordingly, MSRs are classified as Level 3. Gains and losses on MSRs are recognized on the Condensed Consolidated Statements of Operations through Mortgage banking income. See further discussion on MSRs in Note 8.

Listed below are the most significant inputs that are utilized by the Company in the evaluation of residential MSRs:

•	A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $4.8 million and $9.2 million, respectively, at March 31, 2014.

•	A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $5.1 million and $9.7 million, respectively, at March 31, 2014.

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

The Company incorporates credit valuation adjustments in the fair value measurement of its derivatives to reflect the respective counterparty's nonperformance risk in the fair value measurement of its derivatives, except for those derivative contracts with associated credit support annexes which provide credit enhancements, such as collateral postings and guarantees.

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

NOTE 15. FAIR VALUE (continued)

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

Gains and losses related to derivatives affect various line items in the Condensed Consolidated Statements of Operations. See Note 10 for a discussion of derivatives activity.

Level 3 Inputs - Significant Recurring Assets and Liabilities

The following table presents quantitative information about the significant unobservable inputs within significant Level 3 recurring assets and liabilities.

	Fair Value at March 31, 2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(in thousands)
Financial Assets:
Asset-backed securities
Financing Bonds	$1,171,460	Discounted Cash Flow	Discount Rate (1)	0.53%-2.35% (1.44%)
Sale-leaseback securities	$53,552	Consensus Pricing (2)	Offered quotes (3)	135.68%
Retail installment contracts held for investment	$1,516,353	Discounted Cash Flow	ABS (4)	40.00%
			Prepayment rate (CPR) (5)	11.00%
			Discount Rate (6)	5.29%-12.00% (6.85%)
			Recovery Rate (7)	25.00%-45.00% (41.00%)
Mortgage servicing rights	$134,775	Discounted Cash Flow	Prepayment rate (CPR) (8)	0.35%-43.58% (9.05%)
			Discount Rate (9)	9.55%
Mortgage banking interest rate lock commitments	$1,728	Discounted Cash Flow	Pull through percentage (10)	76.46%
			MSR value (11)	0.740%-1.160% (1.12%)

(1) Based on the applicable term and discount index.
(2) Consensus pricing refers to fair value estimates that are generally developed using information such as dealer quotes or other third-party valuations or comparable asset prices.
(3) Based on the nature of the input, a range or weighted average does not exist. For sale-lease back securities, the Company owns one security.
(4) Based on the historical default rate and adjustments to reflect voluntary prepayments.
(5) Based on the analysis of available data from a comparable market securitization of similar assets.
(6) Based on the cost of funding of debt issuance and recent historical equity yields.
(7) Based on the average severity utilizing reported severity rates and loss severity utilizing available market data from a comparable securitized pool.
(8) Average CPR projected from collateral stratified by loan type, note rate and maturity.
(9) Based on the nature of the input, a range or weighted average does not exist.
(10) Historical weighted average based on principal balance calculated as the percentage of loans originated for sale divided by total commitments less outstanding commitments.
(11) MSR value is the estimated value of the servicing right embedded in the underlying loan, expressed in basis points of outstanding unpaid principal balance.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15. FAIR VALUE (continued)

Fair Value of Financial Instruments

	March 31, 2014
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$3,485,572	$3,485,572	$3,485,572	$—	$—
Available-for-sale investment securities	11,694,073	11,694,073	9,960	10,459,101	1,225,012
Debentures of FHLB, FNMA and FHLMC	19,910	20,000	—	20,000	—
Loans held for investment, net	72,952,024	73,831,529	—	63,176	73,768,353
Loans held for sale	250,461	255,420	176,425	78,995	—
Restricted Cash	1,912,244	1,912,244	1,912,244	—	—
Mortgage servicing rights	134,775	134,775	—	—	134,775
Derivatives	286,345	286,345	—	284,605	1,740

Financial liabilities:
Deposits	50,044,848	50,113,822	42,348,749	7,765,073	—
Borrowings and other debt obligations	34,766,697	35,521,696	—	26,247,970	9,273,726
Derivatives	328,236	328,236	—	327,846	390

	December 31, 2013
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$4,226,947	$4,226,947	$4,226,947	$—	$—
Available-for-sale investment securities	11,646,240	11,646,240	9,841	11,583,459	52,940
Debentures of FHLB, FNMA and FHLMC	19,862	20,000	—	20,000	—
Loans held for investment, net	49,087,340	49,307,888	—	149,796	49,158,092
Loans held for sale	128,949	128,949	—	128,949	—
Restricted Cash	97,397	97,397	97,397	—	—
Mortgage servicing rights	141,787	141,787	—	—	141,787
Derivatives	256,885	256,885	—	256,324	561

Financial liabilities:
Deposits	49,521,406	49,609,846	41,382,336	8,227,510	—
Borrowings and other debt obligations	12,376,624	13,210,300	—	13,210,300	—
Derivatives	273,703	273,703	—	273,306	397

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

As of March 31, 2014 and December 31, 2013, the Company had $1.9 billion and $97.4 million, respectively, of restricted cash. Restricted cash is related to cash restricted for investment purposes, cash posted for collateral purposes, cash advanced for loan purchases, and lockbox collections. Cash and cash equivalents, including restricted cash, have maturities of three months or less and, accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15. FAIR VALUE (continued)

Borrowings and other debt obligations

Fair value is estimated by discounting cash flows using rates currently available to the Company for other borrowings with similar terms and remaining maturities. Certain other debt obligation instruments are valued using available market quotes for similar instruments, which contemplates issuer default risk. The related fair value measurements have generally been classified as Level 2. A certain portion of debt, relating to revolving credit facilities, is classified as Level 3. Management believes that the terms of these credit agreements approximate market terms for similar credit agreements and, therefore, are considered to be Level 3.

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

Fair Value Option for Financial Assets and Financial Liabilities

Loans held for sale

The Company's LHFS portfolio primarily consists of residential mortgages. The Company adopted the fair value option on residential mortgage loans classified as held-for-sale, which allows the Company to record the mortgage loan held-for-sale portfolio at fair market value compared to the lower of cost, net of deferred fees, deferred origination costs, or market. The Company economically hedges its residential LHFS portfolio, which are reported at fair value. A lower of cost or market accounting treatment would not allow the Company to record the excess of the fair market value over book value, but would require the Company to record the corresponding reduction in value on the hedges. Both the loans and related hedges are carried at fair value, which reduces earnings volatility, as the amounts more closely offset.

Retail installment contracts held for investment

To reduce accounting and operational complexity, the Company elected the fair value option for certain of its retail installment contracts held for investment in connection with the SCUSA Change in Control. These loans consisted of all of SCUSA’s retail installment contracts accounted for by SCUSA under ASC 310-30 as well as all of SCUSA’s retail installment contracts that were more than 60 days past due at the date of the Change in Control which collectively had an aggregate outstanding unpaid principal balance of $2.6 billion with a fair value of $1.9 billion at the date of the Change in Control.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15. FAIR VALUE (continued)

The following table summarizes the difference between the fair value and the principal balance for residential mortgage loans and retail installment contracts measured at fair value as of March 31, 2014.

	Fair Value	Aggregate Unpaid Principal Balance	Difference
	(in thousands)
Residential mortgage loans held for sale	$78,995	$78,192	$803
Nonaccrual loans	—	—	—

Retail installment contracts held for investment	$1,516,353	$2,034,155	$(517,802)
Nonaccrual loans	116,283	259,892	(143,609)

Interest income on the Company’s residential mortgage LHFS and retail installment contracts held for investment is recognized when earned based on their respective contractual rates in Interest Income on Loans in the Condensed Consolidated Statements of Operations. The accrual of interest is discontinued and reversed once the loans become more than 90 days past due for residential mortgage LHFS and more than 60 days past due for retail installment contracts held for investment.

Residential MSRs

The Company elected to account for its existing portfolio of residential MSRs at fair value. This election created greater flexibility with regards to any ongoing decisions relating to risk management of the asset by mitigating the effects of changes to the residential MSRs' fair value through the use of risk management instruments.

The Company's residential MSRs had an aggregate fair value of $134.8 million at March 31, 2014. Changes in fair value totaling a loss of $4.5 million were recorded in net mortgage banking income in the Condensed Consolidated Statement of Operations during the three-month period ended March 31, 2014.

NOTE 16. BUSINESS SEGMENT INFORMATION

Business Segment Products and Services

The Company’s reportable segments are focused principally around the customers the Bank and SCUSA serve. The Company has identified the following reportable segments:

•
The Retail Banking segment is primarily comprised of branch locations and residential mortgage business. The branches are responsible for attracting deposits through a variety of demand and negotiable order of withdrawal ("NOW") accounts, money market and savings accounts, CDs and retirement savings products. The branch locations also offer consumer loans such as home equity loans and lines of credit, as well as business banking and small business loans to individuals. Santander Universities, which provides grants and scholarships to universities and colleges around the globe as a way to foster education through research, innovation and entrepreneurship, is the last component of the Retail Banking segment.

•	The Auto Finance & Alliances segment currently provides indirect consumer leasing as well as commercial loans to dealers.

•
The Investment Services segment offers annuities, mutual funds, managed monies, and insurance products and acts as an investment brokerage agent to the customers of the Retail reporting unit. Currently, annuities comprise the majority of the assets under management.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. BUSINESS SEGMENT INFORMATION (continued)

•	The Real Estate & Commercial Banking segment offers commercial real estate loans, multi-family loans, commercial loans, and the Bank's related commercial deposits.

•
The Specialty & Government Banking segment provides financing and deposits for government entities and niche product financing for specific industries, including oil and gas, commercial equipment financing, and mortgage warehousing, among others.

•
The GBM & Large Corporate Banking segment serves the needs of global commercial and institutional customers by leveraging the international footprint of the Santander group to provide financing and banking services to corporations with over $500 million in annual revenues. GBM's offerings and strategy are based on Santander's local and global capabilities in wholesale banking.

•
SCUSA is a full-service, technology-driven consumer finance company focused on vehicle finance and unsecured consumer lending products. Prior to the closing of the IPO in January 2014, the Company accounted for its investment in SCUSA under the equity method. Following the closing of the IPO, the Company consolidated the financial results of SCUSA in the Company’s condensed financial statements effective January 28, 2014. Accordingly following the Change in Control, the segment performance in the first quarter of 2014 is reflective of the consolidated results inclusive of the results attributable to 39% non-controlling interest. Results presented for the first quarter of 2013 are reflective of the 65% equity method investment and therefore may not be directly comparable.

The Other category includes earnings from the investment portfolio, interest from the non-strategic assets portfolio, interest expense on the Company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. BUSINESS SEGMENT INFORMATION (continued)

Certain segments previously deemed quantitatively significant no longer met the threshold and have been combined with the Other category as of March 31, 2014. Prior period results have been recast to conform to the new composition of the reportable segment.

During the first quarter of 2014, certain management and business line changes were announced, which will be effective for reporting purposes during the second quarter of 2014. Management is in the process of determining the impact of the changes on the Company’s reportable segments.

Results of Segments

The following tables present certain information regarding the Company’s segments. Dollars in thousands.

For the Three-Month Period Ended	SHUSA excluding SCUSA							Non-GAAP measure (4)
March 31, 2014	Retail Banking	Auto Finance & Alliances	Investment Services	Real Estate & Commercial Banking	Specialty & Government Banking	GBM & Large Corporate Banking	Other(2)	SCUSA (3)	SCUSA Purchase Price Adjustments	Eliminations	Total
Net interest income	215,506	7,157	1	105,413	23,111	41,555	(9,694)	1,062,202	70,991	(344,137)	1,172,105
Total non-interest income	74,433	5,939	12,985	22,771	3,264	22,427	28,074	239,599	83,228	(60,003)	432,717
Gain on change in control	—	—	—	—	—	—	—	—	2,428,539	—	2,428,539
Provision/(release) for credit losses	9,210	(1,247)	—	4,495	1,414	2,438	(16,310)	698,579	(137,794)	(225,455)	335,330
Total expenses	237,462	7,940	9,461	38,519	8,727	16,194	133,325	473,715	90,549	(245,611)	770,281
Income/(loss) before income taxes	43,267	6,403	3,525	85,170	16,234	45,350	(98,635)	129,507	2,630,003	66,926	2,927,750

Intersegment (expense)/ revenue(1)	65,051	(1,090)	1	(88,515)	1,845	(9,076)	31,784	—	—	—	—
Total average assets	18,795,973	1,184,957	960	20,756,002	2,782,206	8,438,934	26,105,791	27,643,575	—	(8,928,268)	96,780,130

(1)	Intersegment revenue/ (expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

(2)
Other is not considered a segment and includes earnings from non-strategic assets, the investment portfolio, interest expense on the Bank’s borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

(3)	Management of SHUSA manages SCUSA by analyzing the pre-Change in Control results of SCUSA as disclosed in this column.

(4)
Purchase Price Adjustments represents the impact that SCUSA purchase marks had on the results of SCUSA included within the consolidated operations of SHUSA, while eliminations adjust for the one month that SHUSA accounted for SCUSA as an equity method investment and eliminate intercompany transactions.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. BUSINESS SEGMENT INFORMATION (continued)

For the Three- Month Period Ended
March 31, 2013	Retail Banking	Auto Finance & Alliances	Investment Services	Real Estate & Commercial Banking	Specialty & Government Banking	GBM & Large Corporate Banking	Other(2)	Equity method investment in SCUSA	Total
Net interest income	184,283	3,959	1	95,893	23,690	40,721	47,471	—	396,018
Total non-interest income	96,771	228	10,829	25,374	2,682	25,305	70,110	188,521	419,820
Provision/(release) for credit losses	47,697	(335)	—	(15,895)	30	5,477	(20,124)	—	16,850
Total expenses	213,623	546	8,093	36,047	7,076	12,622	132,813	—	410,820
Income/(loss) before income taxes	19,734	3,976	2,737	101,115	19,266	47,927	4,892	188,521	388,168

Intersegment revenue/(expense)(1)	17,905	(895)	1	(97,806)	(130)	(12,661)	93,586	—	—
Total average assets	20,619,141	712,540	1,689	20,009,717	2,578,293	8,520,883	31,931,711	—	84,373,974

(1)	Intersegment revenue/ (expense) represents charges or credits for funds used or provided by each of the segments and are included in net interest income.

(2)
Other is not considered a segment and includes earnings from non-strategic assets, the investment portfolio, interest expense on the Bank’s borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

NON-GAAP FINANCIAL MEASURES

The Chief Operating Decision Maker manages SCUSA on a historical basis by reviewing the results of SCUSA on a pre-Change in Control basis. The Results of Segments table discloses SCUSA operating information on the same basis that it is reviewed by the SHUSA Chief Operating Decision Maker as defined by ASC 280, Segment Reporting. In order to reconcile to SCUSA's U.S. GAAP results, purchase price adjustments and accounting for SCUSA as an equity method investment must be accounted for. The Company's non-GAAP information has limitations as an analytical tool, and the reader should not consider it in isolation, or as a substitute for analysis of our results or any performance measures under U.S. GAAP as set forth in our financial statements. The reader should compensate for these limitations by relying primarily on our U.S. GAAP results and using this non-GAAP information only as a supplement to evaluate the Company's performance.

NOTE 17. RELATED PARTY TRANSACTIONS

The Company has various debt agreements with Santander. For a listing of these debt agreements, see Note 10 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The Company and its affiliates also entered into or were subject to various service agreements with Santander and its affiliates. Each of these agreements was made in the ordinary course of business and on market terms. A list and description of these agreements can be found in Note 20 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

Santander Holdings USA, Inc. (“SHUSA” or the “Company") is the parent company of Santander Bank, N.A. (the “Bank”), a national banking association. SHUSA's principal executive offices are at 75 State Street, Boston, Massachusetts and the Bank's main office is in Wilmington, Delaware. The Bank, previously named Sovereign Bank, National Association, changed its name to Santander Bank, National Association on October 17, 2013. The Company is a wholly-owned subsidiary of Banco Santander, S.A. ("Santander").

Rebranding and marketing the Bank under the Santander brand and changing its name to Santander Bank marked an important transition in the Company's turnaround strategy. Santander is one of the world's most recognized financial brands, and rebranding aligns with the Bank's strategies to strengthen its position in the United States.

The Bank’s primary business consists of attracting deposits from its network of retail branches, and originating small business loans, middle market, large and global commercial loans, multi-family loans, residential mortgage loans, home equity loans and lines of credit, and auto and other consumer loans throughout the Mid-Atlantic and Northeastern areas of the United States, largely focused throughout Pennsylvania, New Jersey, New York, New Hampshire, Massachusetts, Connecticut, Rhode Island, Delaware and Maryland. The Bank uses its deposits, as well as other financing sources, to fund its loan and investment portfolios. The Bank earns interest income on its loans and investments. In addition, the Bank generates other income from a number of sources, including deposit and loan services, sales of loans and investment securities, capital markets products and bank-owned life insurance. The Bank’s principal expenses include interest expense on deposits, borrowings and other debt obligations, employee compensation and benefits, occupancy and facility-related costs, technology and other administrative expenses. The Bank’s loan and deposit volumes and, accordingly, the Company's financial results, are affected by competitive conditions, the economic environment, including interest rates, consumer and business confidence and spending.

On January 28, 2014, the Company obtained a controlling financial interest in Santander Consumer USA Holdings Inc. ("SCUSA"). SCUSA, headquartered in Dallas, Texas, is a full-service, technology-driven consumer finance company focused on vehicle finance and unsecured consumer lending products.

On January 22, 2014, SCUSA's registration statement for an initial public offering (the "IPO") of shares of its common stock (the “SCUSA Common Stock”), was declared effective by the Securities and Commission (the "SEC"). Prior to the IPO, the Company owned approximately 65% of the shares of SCUSA Common Stock.

On January 28, 2014, the IPO was closed, and certain stockholders of SCUSA, including the Company and Sponsor Auto Finance Holding Series LP (“Sponsor Holdings”), sold 85,242,042 shares of SCUSA Common Stock. Immediately following the IPO, the Company owned approximately 61% of the shares of SCUSA Common Stock. In connection with these sales, certain board representation, governance and other rights granted to DDFS LLC (“DDFS”) and Sponsor Holdings were terminated as a result of the reduction in DDFS and Sponsor Holdings’ collective ownership of shares of SCUSA Common Stock below certain ownership thresholds causing the Company to control SCUSA (the “Change in Control”).

Prior to the Change in Control, the Company accounted for its investment in SCUSA under the equity method. Following the Change in Control, the Company consolidated the financial results of SCUSA in the Company’s Condensed Consolidated Financial Statements. The Company’s consolidation of SCUSA is treated as an acquisition of SCUSA by the Company in accordance with Accounting Standard Codification 805 - Business Combinations (“ASC 805”). SCUSA Common Stock is now listed for trading on the New York Stock Exchange under the trading symbol "SC."

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ECONOMIC AND BUSINESS ENVIRONMENT

Overview

Consistent with indicators throughout 2013, the U.S. economy continued its slow-paced recovery during the first quarter of 2014.

According to the Bureau of Labor Statistics, the unemployment rate at March 31, 2014 remained unchanged from December 31, 2013, at 6.7%, however; the unemployment rate has decreased nearly 1.0% from March 31, 2013. For the past several quarters, the Federal Open Market Committee (the “FOMC”) has continued to re-affirm its intention to maintain the federal funds rate between 0 and .25% until the unemployment rate reaches 6.5% and inflation reaches 2.0%. The FOMC announced at its March 2014 meeting that it will continue to evaluate these objectives, as well as other market conditions, and that it now expects to maintain the federal funds rate at the current level as long as the Treasury Department's asset purchase program runs and for a period of time after it ends.

Consumer spending increased in the first two months of 2014, matching increases in household income. Despite a slight down-turn in consumer optimism in March, the number of consumers polled by Thomson Reuters / University of Michigan in March 2014 who believed their financial situation would improve in the coming year reached its highest point in more than three years.

The FOMC also announced plans to further taper the purchases of agency mortgage-backed securities ("MBS") and long-term Treasury securities beginning in April 2014. The Committee cited improvement in both the unemployment rate and labor market conditions as factors considered in its decision.

The ten-year U.S. Treasury bond rate, a commonly-tracked benchmark for the financial services industry due to its correlation to mortgage rates, decreased slightly from 3.03% at December 31, 2013 to 2.73% at March 31, 2014.

As projected at the end of 2013, applications for new home purchases during the first quarter of 2014 are up from December 2013, but running behind application activity for the first quarter of 2013. Drivers of the decrease, cited by the Mortgage Bankers’ Association, include higher rates, new regulations, and lower inventory in most markets.

Commercial banks continue to be impacted favorably by improving trends in the commercial real estate industry. In 2013, there was a 3.4% increase in corporate profits according to IBIS World. The increase in corporate profits coincided with commercial and multifamily loan originations, which increased 16% from the fourth quarter of 2012 to the fourth quarter of 2013. IBIS World projects continued growth in corporate profits, with an estimated 4.1% increase in corporate profits in 2014 alone which are expected to feed a continued upward trend in commercial loan originations. Initial first quarter trends indicate corporate earnings have met or been above expectations.

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

European Exposure

Concerns about the European Union’s sovereign debt and the future of the euro have caused uncertainty for financial markets globally. Other than borrowing agreements and related party transactions with Santander, as further described in the Financial Condition section of this MD&A Notes to the Condensed Consolidated Financial Statements, the Company's exposure to European countries includes the following:

	March 31, 2014
Country	Covered Bonds	Financial Institution Bonds	Non-Financial Institutions Bonds	Government Institution Bonds	Total
	(in thousands)
France	$—	$137,765	$4,945	$—	$142,710
Germany	—	—	115,395	—	115,395
Great Britain	—	142,618	214,591	—	357,209
Italy	—	48,776	58,628	—	107,404
Netherlands	—	33,215	—	—	33,215
Norway	—	—	7,993	—	7,993
Portugal	—	—	41,319	—	41,319
Spain	94,382	78,780	48,485	73,196	294,843
Sweden	—	77,819	—	—	77,819
Switzerland	—	14,414	—	—	14,414
	$94,382	$533,387	$491,356	$73,196	$1,192,321

The market value of the Company's European exposure at March 31, 2014 was $1.2 billion.

	December 31, 2013
Country	Covered Bonds	Financial Institution Bonds	Non-Financial Institutions Bonds	Government Institution Bonds	Total
	(in thousands)
France	$—	$186,660	$30,037	$—	$216,697
Germany	—	—	140,576	—	140,576
Great Britain	—	77,693	287,889	—	365,582
Italy	—	48,828	42,674	—	91,502
Netherlands	—	74,010	5,004	—	79,014
Norway	—	—	7,993	—	7,993
Portugal	—	—	41,396	—	41,396
Spain	94,544	4,098	121,808	67,914	288,364
Sweden	—	25,888	—	—	25,888
Switzerland	—	14,454	—	—	14,454
	$94,544	$431,631	$677,377	$67,914	$1,271,466

The market value of the Company's European exposure at December 31, 2013 was $1.3 billion.

These investments are included within corporate debt securities in Note 4 to the Condensed Consolidated Financial Statements. The Company's total exposure to European entities decreased $79.1 million, or 6.2%, from December 31, 2013 to March 31, 2014. The decrease was primarily due to continued sales of corporate debt securities and collateralized mortgage obligations during the second and third quarters of 2013.

As of March 31, 2014, the Company had approximately $179.5 million of loans that were denominated in a currency other than the USD.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall, gross exposure to the foregoing countries was approximately 1.1% of the Company's total assets as of March 31, 2014, and no more than 1% was to any given country or third party. The Company currently does not have credit protection on any of these exposures, nor does it provide lending services in Europe. The Company transacts with various European banks as counterparties to interest rate swaps and foreign currency transactions for its hedging and customer-related activities; however, these derivative transactions are subject to master netting and collateral support agreements, which significantly limit the Company’s exposure to loss.

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

Credit Rating Actions

The following table presents Moody's and S&P credit ratings for the Bank, SHUSA, Santander and the Kingdom of Spain as of March 31, 2014:

	BANK		SHUSA		SANTANDER		SPAIN
	Moody's	S&P	Moody's	S&P	Moody's	S&P	Moody's	S&P
LT Senior Debt	Baa1	BBB	Baa2	BBB	Baa1	BBB	Baa2	BBB-
ST Deposits	P-2	A-2	P-2	A-2	P-2	A-2	P-2	A-3
Outlook	Stable	Stable	Negative	Stable	Stable	Stable	Positive	Stable

SHUSA funds its operations independently of the other entities owned by Santander, and believes its business is not necessarily closely related to the business or outlook of other entities owned by Santander. During the first quarter of 2014, Moody's upgraded the outlook of Santander from Negative to Stable and the outlook of Spain from Stable to Positive. Moody's also upgraded the rating of Santander's long term debt from Baa2 to Baa1 and the rating of Spain's long term debt from Baa3 to Baa2 during the first quarter of 2014. Future adverse changes in the credit ratings of Santander or the Kingdom of Spain could also further adversely impact SHUSA's or its subsidiaries' credit ratings, and any other adverse change in the condition of Santander could adversely affect SHUSA.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "DFA"), which instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of, and government intervention in, the financial services sector, was enacted. The DFA includes a number of provisions designed to promote enhanced supervision and regulation of financial companies and financial markets. The DFA introduced a substantial number of reforms that reshape the structure of the regulation of the financial services industry, requiring that more than 200 regulations be written. Although the full impact of this legislation on the Company and the industry will not be known until these regulations are complete, which could take several years, the enhanced regulation will involve higher compliance costs and certain elements, such as the debit interchange legislation, have negatively affected the Company's revenue and earnings.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

More specifically, the Act imposes heightened prudential requirements on bank holding companies ("BHCs") with at least $50.0 billion in total consolidated assets (often referred to as “systemically important financial institutions”), which includes the Company, and requires the Federal Reserve to establish prudential standards for such bank holding companies that are more stringent than those applicable to other bank holding companies, including standards for risk-based requirements and leverage limits; heightened capital standards, including eliminating trust preferred securities as Tier 1 regulatory capital; enhanced risk-management requirements; and credit exposure reporting and concentration limits. These changes are expected to impact the profitability and growth of the Company.

The DFA mandates an enhanced supervision framework, which means that the Company will be subject to annual stress tests by the Federal Reserve, and the Company and the Bank will be required to conduct semi-annual and annual stress tests, respectively, reporting results to the Federal Reserve and the OCC. The Federal Reserve also has discretionary authority to establish additional prudential standards, on its own or at the Financial Stability Oversight Council's recommendation, regarding contingent capital, enhanced public disclosures, short-term debt limits, and otherwise as it deems appropriate.

Under the Durbin Amendment to the DFA, in June 2011 the Federal Reserve issued the final rule implementing debit card interchange fee and routing regulation. The final rule establishes standards for assessing whether debit card interchange fees received by debit card issuers are “reasonable and proportional” to the costs incurred by issuers for electronic debit transactions, and prohibits network exclusivity arrangements on debit cards to ensure merchants have choices in how debit card transactions are routed.

The DFA established the Consumer Financial Protection Bureau (the "CFPB"), which has broad powers to set the requirements for the terms and conditions of financial products. This has resulted in and is expected to continue to result in increased compliance costs and reduced revenue.

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

Provisions of the DFA relating to the applicability of state consumer protection laws to national banks, including the Bank, became effective in July 2011. Questions may arise as to whether certain state consumer financial laws that were previously preempted by federal law are no longer preempted as a result of these new provisions. Depending on how such questions are resolved, the Bank may experience an increase in state-level regulation of its retail banking business and additional compliance obligations, revenue impacts and costs. SCUSA already is subject to such state-level regulation.

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

Basel III

New and evolving capital standards, both as a result of the DFA and the implementation in the U.S. of Basel III, could have a significant effect on banks and BHCs, including SHUSA and its bank subsidiaries. During July 2013, the Federal Reserve, the FDIC and the OCC released final U.S. Basel III regulatory capital rules implementing the global regulatory capital reforms of Basel III. The final rules establish a comprehensive capital framework that includes both the advanced approaches for the largest internationally active U.S. banks, formerly known as Basel II, and a standardized approach that will apply to all banking organizations with over $500 million in assets. Subject to various transition periods, the rule is effective for the largest banks on January 1, 2014, and for all other banks on January 1, 2015.

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

A capital conservation buffer of 2.5% above each of these levels (to be phased in over three years starting in 2016, beginning at 0.625% and increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019) will be required for banking institutions to avoid restrictions on their ability to make capital distributions, including paying dividends.

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

As of March 31, 2014, the Bank's and SHUSA's Tier 1 common capital ratio under Basel III, on a fully phased-in basis under the standardized approach, was 13.40% and 10.95%, respectively, based on management's interpretation of the final rules adopted by the FRB in July 2013. The estimate is based on management’s current interpretation, expectations, and understanding of the final U.S. Basel III rules. As mentioned above, the minimum required Tier 1 common capital ratio is comprised of the 4.5% minimum and the 2.5% conservation buffer. On that basis, we believe that, as of March 31, 2014, the Company would remain well-capitalized under the currently enacted capital adequacy requirements of Basel III, including when implemented on a fully phased-in basis.

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

Historically, regulation and monitoring of bank and BHC liquidity has been addressed as a supervisory matter, both in the U.S. and internationally, without required formulaic measures. The Basel III liquidity framework will require banks and BHCs to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, will be required by regulation going forward. One test, referred to as the liquidity coverage ratio (“LCR”), is designed to ensure that a banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to its expected net cash outflow for a 30-day time horizon. The other, referred to as the net stable funding ratio (“NSFR”), is designed to promote more medium and long-term funding of the assets and activities of banking entities over a one-year time horizon. On October 24, 2013, the FRB, FDIC and OCC issued a proposal to implement the Basel III LCR for certain internationally active banks and nonbank financial companies and a modified version of the LCR for certain depository institution holding companies that are not internationally active. The LCR and modified LCR are based on the Basel III liquidity framework and would be an enhanced prudential liquidity standard consistent with the DFA. The proposed effective date is January 1, 2015, subject to a two-year phase-in period. The comment period for the proposal ends on January 31, 2014. The proposal did not include the NSFR.

Basel III contemplates that the NSFR will be subject to an observation period through mid-2016 and, subject to any revisions resulting from the analyses conducted and data collected during the observation period, implemented as a minimum standard by January 1, 2018. The Basel Committee reportedly is considering revisions to the Basel III liquidity framework presented in December 2010. The Basel Committee plans on introducing the NSFR final standard in the next two years.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Enhanced Prudential Standards for Capital Adequacy

Certain banks and bank holding companies, including the Company and the Bank, are required to perform stress tests and submit capital plans to the Federal Reserve and the OCC on an annual basis, and to receive a notice of non-objection to the capital plans from the Federal Reserve and the OCC before taking capital actions, such as paying dividends, implementing common equity repurchase programs, or redeeming or repurchasing capital instruments. As a consolidated subsidiary of SHUSA, SCUSA is included in our stress tests and capital plans. On March 26, 2014, the Federal Reserve announced that, based on qualitative concerns, it objected to, and is requiring resubmission of, our capital plans. The FRB did not object to SHUSA’s payment of dividends on its outstanding class of preferred stock.

Foreign Bank Organizations

On February 19, 2014, the Federal Reserve issued final rules to strengthen regulatory oversight of foreign banking organizations. These rules require foreign banking organizations, such as the Company's parent Santander, with over $50 billion in global consolidated assets and over $10 billion in total assets held by its U.S. subsidiaries, such as the Company's parent, Santander, to create a U.S. intermediate holding company (an “IHC”) over all of its U.S. bank and U.S. non-bank subsidiaries. U.S. branches and agencies of foreign banks are not included in the IHC. The formation of these IHCs will allow U.S. regulators to supervise these institutions similarly to U.S. systemically important bank holding companies, meaning that they will be subject to similar capital rules and enhanced prudential standards, including capital stress tests, single-counterparty credit limits, overall risk management, and early remediation requirements. As a result of this rule, Santander could be required to transfer its U.S. nonbank subsidiaries currently outside of the Company to the Company, which would become an IHC, or establish a top-tier IHC structure that would include all of its U.S. bank and non-bank subsidiaries within the same chain of ownership. Institutions will be required to comply with these new standards by July 1, 2016.

Bank and BHC Regulations

As a national bank, the Bank is subject to the OCC's regulations under the National Bank Act. The various laws and regulations administered by the OCC for national banks affect corporate practices and impose certain restrictions on activities and investments to ensure that the Bank operates in a safe and sound manner. These laws and regulations also require the Bank to disclose substantial business and financial information to the OCC and the public.

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

Under the agreement, the Bank paid $6.2 million into a remediation fund, the majority of which has been distributed to borrowers, and will engage in mortgage modifications over the next two years in an aggregate principal amount of $9.9 million. In return, the OCC will waive any civil money penalties that could have been assessed against the Bank. During 2013, the Company submitted for credit from the OCC mortgage loans in the amount of $74.1 million, which represents the principal balance of mortgage loans for which the Bank completed foreclosure avoidance activities with the Bank's borrowers. As of March 31, 2014, the Bank had already exceeded its requirements under the settlement agreement. The OCC is requiring the Bank to engage a consultant to validate that the submissions the Bank has made to the OCC qualify as foreclosure avoidance activities under the terms of the agreement.

The Bank represents 0.17% of the total $9.3 billion settlement among the participating banks and is the smallest participant in the agreement. The total $16.1 million related to the remediation fund and mortgage modifications was fully reserved at December 31, 2013.

Identity Theft Protection Product Matter

The Bank has been in discussions to address concerns that some customers may have paid for but did not receive certain benefits of an identity theft protection product from a third-party vendor. The Bank has begun discussions with the third-party vendor on potential remedial actions to impacted customers. During 2013, fees expected to be returned to customers of $30.0 million were expensed within general and administrative expenses on the Condensed Consolidated Statement of Operations. As of March 31, 2014, $11.5 million of payments were returned to customers as the first phase of the remediation. Further remediation of this matter is ongoing.

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

The Company strengthened the role of the CRO in 2013. In addition to the ERM department, the risk management department, led by the CRO, consists of a number of risk officers, each charged with establishing a framework for monitoring and mitigating a specific risk class and managing those risks as an effective second line of defense. These risk officers include a Chief Risk Management Officer, responsible for credit risk and market risk, a Chief Operational Risk Officer, a Chief Compliance Officer and a Chief Model Risk Management Officer.

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

Neither SHUSA nor its subsidiaries has any activities, transactions, or dealings with Iran or Syria which require disclosure.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following activities are disclosed in response to Section 13(r) with respect to affiliates of Santander UK within the Group.

During the period covered by this quarterly report:

•
A Santander UK holds frozen savings and current accounts for three customers resident in the U.K. who are currently designated by the U.S for terrorism. The accounts held by each customer were blocked after the customer's designation and have remained blocked and dormant throughout 2013 and the first quarter of 2014. No revenue was generated by Santander UK on these accounts.

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

•
An Iranian national, resident in the U.K., who is currently designated by the U.S. and the U.K. under the Iranian Financial Sanctions Regulations and the NPWMD designation held a mortgage with Santander UK that was issued prior to any such designation. No further draw-down has been made (or would be allowed) under this mortgage, although we continue to receive repayment installments. In the first quarter of 2014, total revenue in connection with this mortgage was £14,750, while net profits were negligible relative to the overall profits of Santander UK. Santander UK does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with Santander Asset Management UK Limited. The accounts remained frozen throughout 2013 and the first quarter of 2014. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue for the Santander group in connection with the investment accounts was £23,017, while net profits in the first quarter of 2014 were negligible relative to the overall profits of Santander.

In addition, Santander has certain legacy export credits and performance guarantees with Bank Mellat which are included in the U.S. Department of the Treasury’s Office of Foreign Assets Control’s Specially Designated Nationals and Blocked Persons List. Santander entered into two bilateral credit facilities in February 2000 in an aggregate principal amount of €25.9 million. Both credit facilities matured in 2012. In addition, in 2005 Santander participated in a syndicated credit facility for Bank Mellat of €15.5 million, which matures on July 6, 2015. As of March 31, 2014, Santander was owed €3.6 million under this credit facility.

Bank Mellat has been in default under all of these agreements in recent years and Santander has been and expects to continue to be repaid any amounts due by official export credit agencies, which insure between 95% and 99% of the outstanding amounts under these credit facilities. No funds have been extended by Santander under these facilities since they were granted.

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

In the aggregate, all of the transactions described above resulted in approximately €60,400 in gross revenues and approximately €43,000 net loss to the Santander group in the first quarter of 2014, all of which resulted from the performance of export credit agencies rather than any Iranian entity. The Santander group has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. The Santander group is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount - which payment would be frozen as explained above (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). Accordingly, the Santander group intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2014 AND 2013

	Three-Month Period Ended March 31,
(Dollars in thousands)	2014	2013
Net interest income	$1,172,105	$396,018
Provision for credit losses	(335,330)	(16,850)
Total non-interest income	2,861,256	419,820
General and administrative expenses	(738,514)	(380,239)
Other expenses	(31,767)	(30,581)
Income/(loss) before income taxes	2,927,750	388,168
Income tax (provision)/benefit	(1,050,107)	(102,670)
Net income	$1,877,643	$285,498

•
Net interest income increased $776.1 million for the three-month period ended March 31, 2014, compared to the corresponding period in 2013. These increases were primarily caused by the impact of approximately $789.0 million earned following the SCUSA Change in Control. All other net interest income factors remained relatively flat for the first quarter of 2014.

•
The provision for credit losses was $335.3 million during the first quarter of 2014, compared to provisions of $16.9 million during the first quarter of 2013. The increase was due to allowances related to the consolidation of SCUSA's approximately $23.0 billion loan portfolio, which was recorded subsequent to the Change in Control. There was no provision for credit losses impact on SHUSA for the first quarter of 2014.

•
Total non-interest income increased $2.4 billion for the three-month period ended March 31, 2014 compared to the corresponding period in 2013, primarily due to $2.4 billion of gain recognized from the Change in Control of SCUSA during the three-months ended March 31, 2014. Also included was a decrease in equity method investment income, due to one month of EMI income during the first quarter of 2014 compared to three months during the first period of 2013. This decrease also includes a decrease in mortgage banking revenue of $19.4 million for the three months ended March 31, 2014 compared to the corresponding period in 2013.

•
Total general and administrative expenses increased $358.3 million for the three-month period ended March 31, 2014, compared to the corresponding period in 2013, primarily due to increased salaries due to headcount, increased spending on the Bank's rebranding, and professional fees due to consolidation efforts.

•	Other expenses increased $1.2 million for three-month period ended March 31, 2014, compared to the corresponding period in 2013, primarily caused by the increase in amortization of intangibles.

•
The income tax provision changed to a benefit of $1.1 billion for the three-month period ended March 31, 2014 from a provision of $102.7 million for the corresponding periods in 2013. The movement was primarily due to the discrete tax benefit recognized during the three-month period ended March 31, 2014, mainly related to the Change in Control.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONDENSED CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
THREE-MONTH PERIODS ENDED MARCH 31, 2014 AND 2013
	2014 (1)			2013
	Average Balance	Tax Equivalent Interest	Yield/ Rate	Average Balance	Tax Equivalent Interest	Yield/ Rate
	(in thousands)
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$15,421,480	$80,946	2.10%	$20,914,667	$110,708	2.12%
LOANS(2):
Commercial loans	24,321,607	206,428	3.44%	24,941,369	211,427	3.43%
Multi-family	8,951,757	90,511	4.10%	7,561,776	83,677	4.48%
Consumer loans:
Residential mortgages	9,628,371	96,562	4.01%	10,939,278	108,648	3.97%
Home equity loans and lines of credit	6,251,233	55,285	3.59%	6,572,254	58,013	3.58%
Total consumer loans secured by real estate	15,879,604	151,847	3.84%	17,511,532	166,661	3.83%
Retail installment contracts and auto loans	13,682,965	754,359	22.36%	256,847	4,748	7.50%
Personal unsecured	1,163,908	108,085	37.66%	440,567	12,007	11.05%
Other consumer(3)	1,495,429	26,743	7.25%	1,633,329	24,504	6.08%
Total consumer	32,221,906	1,041,034	13.09%	19,842,275	207,920	4.22%
Total loans	65,495,270	1,337,973	8.27%	52,345,420	503,024	3.88%
Allowance for loan losses (4)	(929,141)	—	—	(1,015,447)	—	—
NET LOANS	64,566,129	1,337,973	8.39%	51,329,973	503,024	3.96%
TOTAL EARNING ASSETS	79,987,609	1,418,919	7.18%	72,244,640	613,732	3.43%
Other assets(5)	16,792,521			12,129,334
TOTAL ASSETS	$96,780,130			$84,373,974
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest bearing demand deposits	$10,649,866	$6,862	0.26%	$9,337,465	$3,637	0.16%
Savings	3,961,582	1,275	0.13%	3,828,971	1,234	0.13%
Money market	19,011,112	18,989	0.41%	17,208,259	19,943	0.47%
Certificates of deposit	7,969,678	21,821	1.11%	12,407,321	32,128	1.05%
TOTAL INTEREST BEARING DEPOSITS	41,592,238	48,947	0.48%	42,782,016	56,942	0.54%
BORROWED FUNDS:
FHLB advances	7,875,018	72,082	3.70%	12,541,623	83,893	2.70%
Federal funds and repurchase agreements	—	—	—%	2,048,444	2,062	0.41%
Other borrowings	19,556,909	113,071	2.34%	3,576,435	61,728	7.00%
TOTAL BORROWED FUNDS (6)	27,431,927	185,153	2.73%	18,166,502	147,683	3.27%
TOTAL INTEREST BEARING FUNDING LIABILITIES	69,024,165	234,100	1.37%	60,948,518	204,625	1.35%
Noninterest bearing demand deposits	7,912,706			7,827,394
Other liabilities(7)	1,712,563			2,222,291
TOTAL LIABILITIES	78,649,434			70,998,203
STOCKHOLDER’S EQUITY	18,130,696			13,375,771
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$96,780,130			$84,373,974
TAXABLE EQUIVALENT NET INTEREST INCOME		$1,184,819			$409,107
NET INTEREST SPREAD (8)			5.81%			2.07%
NET INTEREST MARGIN (9)			5.99%			2.28%

(1)	Average balances are based on daily averages when available. When daily averages are unavailable, mid-month averages are substituted.

(2)
Interest on loans includes amortization of premiums and discounts on purchased loan portfolios and amortization of deferred loan fees, net of origination costs. Average loan balances includes non-accrual loans and loans held for sale.

(3)	Other consumer primarily includes recreational vehicles and marine loans.

(4)	Refer to Note 5 to the Condensed Consolidated Financial Statements for further discussion.

(5)
Other assets primarily includes goodwill and intangibles, premise and equipment, net deferred tax assets, equity method investments, bank owned life insurance, accrued interest receivable, derivative assets, miscellaneous receivables, prepaid expenses and MSRs. Refer to Note 8 to the Condensed Consolidated Financial Statements for further discussion.

(6)	Refer to Note 9 to the Condensed Consolidated Financial Statements for further discussion.

(7)	Other liabilities primarily includes accounts payable and accrued expenses, derivative liabilities, and the unfunded lending commitments liability.

(8)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.
(9)Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NET INTEREST INCOME

	Three-Month Period Ended March 31,
	2014	2013
	(in thousands)
INTEREST INCOME:
Interest-earning deposits	$1,995	$1,024
Investments available-for-sale	61,584	93,636
Other investments	8,107	6,220
Total interest income on investment securities and interest-earning deposits	71,686	100,880
Interest on loans	1,334,520	499,763
Total Interest Income	1,406,206	600,643
INTEREST EXPENSE:
Deposits and customer accounts	48,947	56,942
Borrowings and other debt obligations	185,154	147,683
NET INTEREST INCOME:	$1,172,105	$396,018

Net interest income increased $776.1 million for the three-month period ended March 31, 2014, compared to the corresponding period in 2013, primarily due to the SCUSA Change in Control during the first quarter of 2014. The impact of SCUSA on total net interest income for the quarter was $789.1 million.

Interest Income on Investment Securities and Interest-Earning Deposits

Interest income on investment securities and interest-earning deposits decreased $29.2 million for the three-month period ended March 31, 2014 compared to the corresponding period in 2013. Overall, the decrease in interest income on investment securities was primarily attributable to the decrease in the available-for-sale investment portfolio resulting from the sale of MBS and collateralized mortgage obligation ("CMO") securities during 2013.

The average balance of investment securities and interest-earning deposits for the three-month period ended March 31, 2014 was $15.4 billion, which was a decrease of $5.5 billion compared to an average balance of $20.9 billion for the corresponding period in 2013. The average tax equivalent yields of investment securities and interest-earning deposits were 2.10% and 2.12%, for the three-month periods ended March 31, 2014 and 2013, respectively.

Interest Income on Loans

Interest income on loans increased $834.8 million for the three-month period ended March 31, 2014, compared to the corresponding period in 2013. The increase in interest income on loans was primarily due to the Change in Control, offset by decreases within the Bank's loan portfolio. The impact of SCUSA on total interest income on loans was $866.1 million, while interest income on loans at the Bank decreased $31.7 million for the quarter due to the following factors:

•
Interest income on the residential mortgage portfolio decreased $12.1 million, or 11.1%, during the three-month period ended March 31, 2014 compared to the corresponding period in 2013, primarily due to lower originations during 2013 caused by higher interest rates and the strategic sale of mortgage loans as opposed to retaining loans for investment during 2013.

•
Interest income on commercial loans decreased $13.5 million, or 6.5%, during the three-month period ended March 31, 2014 compared to the corresponding period in 2013 as a result of significant loan payoffs during 2013.

•
Interest income on consumer loans not secured by real estate decreased $13.1 million, or 13.2%, during the three-month period ended March 31, 2014 compared to the corresponding period in 2013. This decrease was primarily attributable to the run-off in non-strategic portfolios, including indirect auto.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The average balance of total loans was $65.5 billion with an average yield of 8.27% for the three-month period ended March 31, 2014, compared to $52.3 billion with an average yield of 3.88% for the corresponding period in 2013. The increase in the average balance of total loans is primarily due to the Change in Control. The average balance of retail installment contracts and auto loans, which comprised a majority of the increase, was $13.7 billion with an average yield of 22.36% for the three-month period ended March 31, 2014, compared to $256.8 million with an average yield of 7.50% for the corresponding period in 2013.

Interest Expense on Deposits and Related Customer Accounts

Interest expense on deposits and related customer accounts decreased $8.0 million for the three-month period ended March 31, 2014 compared to the corresponding period in 2013. The average balance of total interest-bearing deposits was $41.6 billion with an average cost of 0.48% for the three-month period ended March 31, 2014, compared to an average balance of $42.8 billion with an average cost of 0.54% for the corresponding period in 2013. The decrease in interest expense on deposits and customer-related accounts was primarily due to the lower interest rate environment as well as the Company's continued focus on repositioning its account mix and increasing its lower-cost deposits.

Interest Expense on Borrowed Funds

Interest expense on borrowed funds increased $37.5 million for the three-month period ended March 31, 2014 compared to the corresponding period in 2013. The increase in interest expense on borrowed funds was due to the Change in Control, which accounted for $77.1 million of total interest expense on borrowings for the quarter. This was offset by a decrease in interest expense on borrowed funds of $39.7 million for the Bank and SHUSA as a result of the Bank's use of the proceeds from the sale of investment securities during 2013 to pay off existing borrowed funds. The average balance of the Bank's borrowings was $8.7 billion with an average cost of 4.22% for the three-month period ended March 31, 2014, compared to an average balance of $15.6 billion with an average cost of 2.79% for the corresponding period in 2013. The average balance of total borrowings was $27.4 billion with an average cost of 2.73% for the three-month period ended March 31, 2014, compared to an average balance of $18.2 billion with an average cost of 3.27% for the corresponding period in 2013.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is based on credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the current loan portfolio. The provision for credit losses for the three-month period ended March 31, 2014 was $335.3 million, compared to $16.9 million for the corresponding period in 2013. The increase in the provision can be attributed to the addition of approximately $23.0 million in retail installment contracts, personal unsecured loans, and other loan portfolios as a result of the SCUSA Change in Control. The impact to the provision for credit losses from existing portfolios was zero during the period, which is attributable to an overall improvement in the credit quality of the loan portfolio. Specific factors contributing to the decrease include:

•
Commercial asset quality indicators for the commercial loan portfolio have improved. Commercial loans classified as "pass" increased, as a percentage of total commercial loans, to 95.1% at March 31, 2014 from 94.6% at December 31, 2013. Commercial loans classified as "substandard" or "doubtful" decreased from 3.4% at December 31, 2013 to 2.9% March 31, 2014.

•
For the three-month period ended March 31, 2014, charge-offs in the commercial and consumer loans secured by real estate loan portfolios decreased compared to the corresponding period in 2013. Charge-offs in the consumer loans not secured by real estate portfolio consist primarily of retail installment contracts and auto loans.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the activity in the allowance for credit losses for the periods indicated:

	Three-Month Period Ended March 31,
	2014	2013
	(in thousands)
Allowance for loan losses, beginning of period	$834,337	$1,013,469
Charge-offs:
Commercial	29,593	34,339
Consumer secured by real estate	17,424	28,796
Consumer not secured by real estate	130,321	27,898
Total charge-offs	177,338	91,033
Recoveries:
Commercial	5,388	22,367
Consumer secured by real estate	4,829	1,951
Consumer not secured by real estate	68,046	7,488
Total recoveries	78,263	31,806
Charge-offs, net of recoveries	99,075	59,227
Provision for loan losses (1)	375,330	16,850
Allowance for loan losses, end of period	$1,110,592	$971,092
Reserve for unfunded lending commitments, beginning of period	220,000	210,000
Provision for unfunded lending commitments (1)	(40,000)	—
Reserve for unfunded lending commitments, end of period	180,000	210,000
Total allowance for credit losses, end of period	$1,290,592	$1,181,092

(1)	The provision for credit losses in the Condensed Consolidated Statement of Operations is the sum of the total provision for loan losses and provision for unfunded lending commitments.

The Company's net charge-offs increased for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, due to increased net charge-offs in the retail installment portfolio.

Despite increased loan charge-offs, the ratio of net loan charge-offs to average loans remained relatively consistent, at 0.2% for the three-month period ended March 31, 2014 compared to 0.1% for the three-month period ended March 31, 2013. Commercial loan net charge-offs as a percentage of average commercial loans remained at 0.1% for the three-month period ended March 31, 2014, compared to the three-month period ended March 31, 2013. The consumer loan net charge-off ratio also remained consistent at 0.2% for the three-month period ended March 31, 2014, compared to 0.2% for the three-month period ended March 31, 2013.

NON-INTEREST INCOME

	Three-Month Period Ended March 31,
	2014	2013
	(in thousands)
Consumer fees	$82,964	$54,777
Commercial fees	42,970	52,494
Mortgage banking income, net	12,947	32,308
Equity method investments	19,642	182,094
Bank owned life insurance	14,182	13,949
Net gain recognized in earnings	2,430,483	73,522
Miscellaneous income	258,068	10,676
Total non-interest income	$2,861,256	$419,820

Total non-interest income increased $2.4 billion for the three-month period ended March 31, 2014, compared to the corresponding period in 2013. This increase was primarily due to the gain recognized from the Change in Control.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Consumer Fees

Consumer fees increased $28.2 million for the three-month period ended March 31, 2014, compared to the corresponding period in 2013. The increase for the three-month period ended March 31, 2014 was mainly due to the additional fee activity provided following the Change in Control.

Commercial Fees

Commercial fees decreased $9.5 million for the three-month period ended March 31, 2014, compared to the corresponding periods in 2013. This decrease was primarily due to lower origination activity and loan balances during the first quarter of 2014 compared with the first quarter of 2013.

Mortgage Banking Revenue

	Three-Month Period Ended March 31,
	2014	2013
	(in thousands)
Mortgage and multifamily servicing fees	$10,836	$11,042
Net gains/(losses) on sales of residential mortgage loans and related securities	3,197	33,406
Net gains on sales of multi-family mortgage loans	10,300	10,470
Net (losses)/gains on hedging activities	(2,500)	(26,089)
Net (losses)/gains from changes in MSR fair value	(4,459)	10,096
MSR principal reductions	(4,427)	(6,617)
Total mortgage banking income, net	$12,947	$32,308

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

Mortgage banking revenue decreased $19.4 million for the three-month period ended March 31, 2014, compared to the corresponding period in 2013. The decrease was primarily due to a decline in the gain on sales of residential mortgage loans following the Company's continued retention of loans held for investment during late 2013 and the first quarter of 2014 compared to the first quarter of 2013.

Over the past two years, there has been significant volatility in mortgage interest rates. This volatility has significantly impacted the Company's mortgage banking revenue. The following table details certain residential mortgage rates for the Bank as of the dates indicated:

	30-Year Fixed	15-Year Fixed
March 31, 2012	3.99%	3.25%
June 30, 2012	3.75%	3.13%
September 30, 2012	3.50%	2.88%
December 31, 2012	3.38%	2.75%
March 31, 2013	3.63%	2.99%
June 30, 2013	4.38%	3.50%
September 30, 2013	4.38%	3.38%
December 31, 2013	4.63%	3.50%
March 31, 2014	4.38%	3.50%

Mortgage and multifamily servicing fees decreased $0.2 million for the three-month period ended March 31, 2014, compared to the corresponding period in 2013.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Net gains on sales of residential mortgage loans and related securities decreased $30.2 million for the three-month period ended March 31, 2014, compared to the corresponding period in 2013 due to a strategic reduction in loan sales by the Company. During the first half of 2013, the Company maintained its strategy to sell the majority of mortgage loans originated. In late 2013 and through the first quarter of 2014, the Company altered and continued its strategy to hold the majority of mortgage loans originated for investment.

The Company periodically sells qualifying mortgage loans to the FHLMC, GNMA and FNMA in return for MBS issued by those agencies. The Company reclassifies the net book balance of loans sold to such agencies from loans to investment securities available for sale. For those loans sold to the agencies for which the Company retains the servicing rights, the Company allocates the net book balance transferred between servicing rights and investment securities based on their relative fair values.

Net gains on sales of multi-family mortgage loans remained relatively flat for the three-month period ended March 31, 2014 compared to the corresponding period in 2013.

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

At March 31, 2014 and December 31, 2013, the Company serviced $3.2 billion and $4.3 billion, respectively, of multi-family loans for FNMA that were sold to FNMA under this program. These loans had a credit loss exposure of $154.5 million and $159.0 million, respectively, and losses, if any, resulting from representation and warranty defaults would be in addition to the credit loss exposure. The servicing asset for these loans was completely amortized in 2013.

The Company has established a liability related to the fair value of the retained credit exposure for multi-family loans sold to FNMA. This liability represents the amount the Company estimates it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses the portfolio is projected to incur based upon internal specific information and an industry-based default curve with a range of estimated losses. At each of March 31, 2014 and December 31, 2013, the Company had a liability of $57.0 million and $68.0 million, respectively, related to the fair value of the retained credit exposure for loans sold to FNMA under this program.

Net gains/(losses) on hedging activities decreased $23.6 million for the three-month period ended March 31, 2014, compared to the corresponding period in 2013, due to the mortgage rate environment and the significant decrease in the mortgage loan pipeline. Also contributing to the change was the Company's change in strategy to hold mortgage loans originated as opposed to originating them for sale.

Net gains/(losses) from changes in MSR fair value decreased $14.6 million for the three-month period ended March 31, 2014, compared to the corresponding period in 2013. The carrying value of the related MSRs at March 31, 2014 and December 31, 2013 was $134.8 million and $141.8 million, respectively. The MSR asset fair value decrease during 2014 was the result of decreased interest rates.

MSR principal reductions decreased $2.2 million for the three-month period ended March 31, 2014, compared to the corresponding periods in 2013 due to the reduction in prepayments and mortgage refinancing.

Gain on SCUSA Change in Control and Equity Method Investments

Prior to the closing of the IPO in January 2014, the Company accounted for its investment in SCUSA under the equity method. Following the closing of the IPO, the Company consolidated the financial results of SCUSA in the Company’s Condensed Financial Statements beginning with this Form 10-Q. In connection with the Change in Control of SCUSA, the Company recognized a gain of $2.4 billion during the three-months ended March 31, 2014. The Company recognized income of $19.6 million on equity method investments for the three-month period ended March 31, 2014. The Company recognized $182.1 million income from equity method investments for the three-month period ended March 31, 2013. The decrease in equity method investment is due to the Change in Control of SCUSA which resulted in accounting for SCUSA as a consolidated subsidiary beginning January 28, 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Bank-Owned Life Insurance ("BOLI")

BOLI income represents fluctuations in the cash surrender value of life insurance policies on certain employees. The Bank is the beneficiary and the recipient of the insurance proceeds. Income from BOLI increased $0.2 million for the three-month period ended March 31, 2014, compared to the corresponding period in 2013.

Net gain recognized in earnings

Net gains recognized in earnings were $2.4 billion for the three-month period ended March 31, 2014, compared to $73.5 million for the corresponding period in 2013. The net gain recognized for the three-month period ended March 31, 2014 was primarily due to the IPO and the subsequent Change in Control. For additional information on the Change in Control, see Note 3 in the Notes to the Condensed Consolidated Financial Statements. The net gain recognized for the three-month period ended March 31, 2013 was primarily comprised of the sale of corporate debt securities with a book value of $905.7 million for a gain of $34.7 million and the sale of collateralized mortgage obligations and mortgage-backed securities with a book value of $1.3 billion for a gain of $33.4 million.

GENERAL AND ADMINISTRATIVE EXPENSES

	Three-Month Period Ended March 31,
	2014	2013
	(in thousands)
Compensation and benefits	$318,959	$174,734
Occupancy and equipment expenses	119,203	92,244
Technology expense	40,270	28,695
Outside services	35,959	17,902
Marketing expense	14,100	7,008
Loan expense	69,137	19,855
Other administrative expenses	140,886	39,801
Total general and administrative expenses	$738,514	$380,239

Total general and administrative expenses increased $358.3 million for the three-month period ended March 31, 2014 compared to the corresponding periods in 2013. The increase was due primarily to the Change in Control of SCUSA, as well as increased compensation and benefit expenses, increased occupancy and equipment expenses, increased spending on the Bank's rebranding, and a regulatory charge during the three-months ended March 31, 2014.

Compensation and benefits increased $144.2 million for the three-month period ended March 31, 2014 compared to the corresponding period in 2013 primarily due to the Company's investment in personnel through salary increases , increased headcount and other compensation charges associated with management changes.

Occupancy and equipment expenses increased $27.0 million for the three-month period ended March 31, 2014 compared to the corresponding period in 2013, largely due to branch improvements associated with the Bank's re-branding for the first quarter of 2014.

Marketing expense increased $7.1 million for the three-month period ended March 31, 2014 compared to the corresponding period in 2013, primarily due to the launch of new deposit and loan products and continued marketing in connection with the Company's rebranding.

Other administrative expense increased $101.1 million for the three-month period ended March 31, 2014 compared to the corresponding period in 2013, primarily due to the Change in Control.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OTHER EXPENSES

	Three-Month Period Ended March 31,
	2014	2013
	(in thousands)
Amortization of intangibles	$13,715	$7,698
Deposit insurance premiums and other costs	14,417	22,637
Loss on debt extinguishment	3,635	246
Total other expenses	$31,767	$30,581

Total other expenses remained relatively flat for the three-month period ended March 31, 2014 compared to the corresponding period in 2013.

The increase in amortization of intangibles was due to the addition of intangibles related to the Change in Control, and was offset by decreases in deposit insurance premiums resulting from lower FDIC insurance premium rates and assessments.

INCOME TAX PROVISION

An income tax provision of $1.1 billion was recorded for the three-month period ended March 31, 2014 compared to $102.7 million for the corresponding period in 2013. This resulted in an effective tax rate of 35.9% for the three-month period ended March 31, 2014 compared to 26.4% for the corresponding period in 2013. The higher tax rate in 2014 was primarily attributable to a deferred tax expense recorded on the book gain resulting from the Change in Control.

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

LINE OF BUSINESS RESULTS

General

The Company's segments consist of Retail Banking, Auto Finance & Alliances, Investment Services, Real Estate & Commercial Banking, Specialty & Government Banking, and GBM & Large Corporate Banking. Prior to the closing of the IPO in January 2014, the Company accounted for its investment in SCUSA under the equity method. Following the closing of the IPO, the Company consolidated the financial results of SCUSA in the Company’s condensed financial statements effective January 28, 2014. For additional information with respect to the Company's reporting segments, see Note 16 to the Condensed Consolidated Financial Statements.

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

Accordingly, prior period information for this quarter has been recast.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results Summary

Retail Banking

Net interest income increased $31.2 million for the three-month period ended March 31, 2014 compared to the corresponding period in 2013. The net spread on a match-funded basis for this segment was 1.46% in 2014, compared to 1.09% in 2013. The average balance of the Retail Banking segment's gross loans was $18.2 billion in 2014 compared to $20.1 billion in 2013. The average balance of deposits was $36.5 billion in 2014, compared to $37.4 billion in 2013. Total non-interest income decreased $22.3 million to $74.4 million in 2014, compared to the same period in 2013, primarily due to the decrease in the sales of mortgage loans and MBS. The provision for credit losses decreased $38.5 million to $9.2 million for the three-month period ended March 31, 2014, compared to the corresponding period in the preceding year. Total expenses increased $23.8 million to $237.5 million for the three-month period ended March 31, 2014, compared to the corresponding period in 2013, primarily due to increased rent, increased grounds maintenance, re-stocking of branch materials in 2014, mainly due to the rebranding in 2013, and leasehold improvements in the branches.

Total average assets for the three-month period ended March 31, 2014 was $18.8 billion compared to $20.6 billion in 2013. The decrease was primarily due to the decrease in the average balance of gross loans.

Auto Finance

Net interest income increased $3.2 million to $7.2 million for the three-month period ended March 31, 2014, compared to the corresponding period in 2013. The net spread on a match-funded basis for this segment was 2.69% in 2014, compared to 2.21% for the first quarter of 2013. The average balance of the Auto Finance segment's gross loans was $1.1 billion in 2014, compared to $720.7 million in 2013. The average balance of deposits was $58.0 million in 2014, compared to $62.6 million in 2013. Total non-interest income increased $5.7 million to $5.9 million for the three-month period ended March 31, 2014, compared to the corresponding period in 2013, due primarily to the launch of the indirect leasing segment in 2014. The provision for credit losses decreased $0.9 million to a release of $1.2 million in 2014 compared to the corresponding period in 2013, due primarily to the release of the reserve associated with the exit of a customer. Total expenses increased $7.4 million to $7.9 million for the three-month period ended March 31, 2014 compared to the corresponding period in 2013 due primarily to the leased asset depreciation expense associated with the launch of the indirect leasing segment in 2014

Total average assets increased $472.4 million to $1.2 billion for the three-month period ended March 31, 2014, compared to the corresponding period in 2013.

Investment Services

Total non-interest income increased $2.2 million to 13.0 million during the three-month period ended March 31, 2014, compared to the corresponding period in 2013. Total expenses increased $1.4 million to $9.5 million in 2014, compared to the first quarter of 2013. Income before income taxes was $3.5 million in 2014, compared to $2.7 million in the first quarter of 2013.

Real Estate and Commercial Banking

Net interest income increased $9.5 million to $105.4 million during the three-month period ended March 31, 2014, compared to the corresponding period in 2013. The net spread on a match-funded basis was 1.98% in 2014, compared to 1.85% in 2013. The average balance of this segment's gross loans was $21.0 billion in 2014, compared to $20.3 billion in the first quarter of 2013. The average balance of deposits was $6.1 billion in 2014, compared to $6.0 billion in the first quarter of 2013. Total non-interest income in 2014 decreased $2.6 million to $22.8 million, compared to the same period in 2013. The provision of credit losses was $4.5 million in 2014, compared to a release of $15.9 million during the first three months of 2013. Total expenses increased $2.5 million to $38.5 million in 2014, compared to the corresponding period in 2013.

Total average assets increased $746.3 million to $20.8 billion in 2014, compared to the corresponding period in 2013.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Specialty and Government Banking

Net interest income was $23.1 million for the three-month period ended March 31, 2014, compared to $23.7 million for the same period in 2013. The net spread on a match-funded basis was 1.44% in 2014, compared to 2.10% in 2013. The average balance of this segment's gross loans was $2.8 billion in 2014, compared to $2.6 billion in 2013. The average balance of deposits was $3.7 billion in 2014, compared to $2.3 billion in 2013. Total non-interest income in 2014 was $3.3 million, compared to $2.7 million in 2013. Total expenses increased $1.7 million to $8.7 million in 2014, compared to the corresponding period in 2013.

Total average assets increased $203.9 million to $2.8 billion in 2014, compared to the corresponding period in 2013.

GBM and Large Corporate Banking

Net interest income was $41.6 million for the three-month period ended March 31, 2014, compared to $40.7 million for the corresponding period in 2013. The net spread on a match-funded basis was 2.46% in 2014, compared to 2.40% in 2013. The average balance of this segment's gross loans was $6.9 billion in 2014, compared to $7.6 billion in 2013. The average balance of deposits was $1.1 billion in 2014, compared to $777.8 million in 2013. Total non-interest income in 2014 decreased $2.9 million to $22.4 million, compared to the corresponding period in 2013. The provision of credit losses was $2.4 million in 2014, compared to $5.5 million in 2013. Total expenses increased $3.6 million to $16.2 million in 2014, compared to the corresponding period in 2013.

Total average assets decreased $81.9 million to $8.4 billion in 2014, compared to the corresponding period in 2013.

Other

Net interest income decreased $57.2 million for the three-month period ended March 31, 2014, compared to the corresponding period in the preceding year. Total non-interest income decreased $42.0 million for the three-month period ended March 31, 2014, compared to the corresponding period in 2013. Total expenses increased $0.5 million for the three-month period ended March 31, 2014, compared to the corresponding period in 2013.

Average assets decreased $5.8 billion for the three-month period ended March 31, 2014, compared to the corresponding period in the prior year, primarily due to purchase marks accounting related to SCUSA as well as the steady decrease in non-strategic assets balances and activity.

SCUSA

From December 2011 until January 28, 2014, SCUSA was accounted for as an equity method investment. In 2014, SCUSA's results of operations were consolidated with SHUSA. SCUSA is managed as a separate business unit, with its own systems and processes. Therefore, SCUSA is reported as a separate segment as of March 31, 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's loan portfolio(1) consisted of the following at the dates provided:

	March 31, 2014		December 31, 2013		March 31, 2013
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)

Commercial loans (excluding multi-family loans)	$24,944,539	33.6%	$23,932,125	47.8%	$25,508,953	48.7%
Multi-family loans	9,365,927	12.6%	8,237,029	16.5%	7,544,423	14.4%
Consumer loans secured by real estate	15,820,058	21.3%	15,983,898	31.9%	17,138,567	32.7%
Consumer loans not secured by real estate	24,182,553	32.5%	1,897,574	3.8%	2,232,139	4.2%
Total Loans	$74,313,077	100.0%	$50,050,626	100.0%	$52,424,082	100.0%
(1) Includes LHFS

Commercial loans (excluding multi-family loans) increased approximately $1.0 billion, or 4.2%, from December 31, 2013 to March 31, 2014, and decreased $0.6 billion, or 2.2%, from March 31, 2013 to March 31, 2014. The increase from December 31, 2013 was primarily due to commercial and industrial and commercial real estate loans added in connection with the SCUSA Change in Control during the first quarter of 2014. The decrease from March 31, 2013 was primarily due to significant loan payoffs during 2013.

Multi-family loans increased $1.1 billion, or 13.7%, from December 31, 2013 to March 31, 2014, and increased $1.8 billion, or 24.1%, from March 31, 2013 to March 31, 2014. These increases were primarily due to the Company's repurchase during the third quarter of 2013 and first quarter of 2014 from FNMA of $660.1 million and $816.5 million, respectively, of performing multifamily loans that had been previously sold with servicing retained.

Consumer loans secured by real estate, including LHFS, decreased $163.8 million, or 1.0%, from December 31, 2013 to March 31, 2014, and $1.3 billion, or 7.7%, from March 31, 2013 to March 31, 2014. The decrease from December 31 was primarily due to overall lower origination activity, which was the result of several factors, including higher interest rates and a seasonal slow down in home purchase applications. The decrease from March 31, 2013 was primarily due to overall lower loan growth and volume and the majority of new residential mortgage loan originations being held for sale and subsequently sold during the period, as opposed to being held for investment.

The consumer loan portfolio not secured by real estate increased $22.3 billion, or 1,174.4%, from December 31, 2013 to March 31, 2014, and $22.0 billion, or 983.4%, from March 31, 2013 to March 31, 2014. The driver of the increase is the more than $20 billion retail installment contract and personal unsecured loans portfolios consolidated from SCUSA during the first quarter of 2014.

NON-PERFORMING ASSETS

Non-performing assets increased during the period, to $1.7 billion, or 1.52% of total assets, at March 31, 2014, compared to $1.1 billion, or 1.4% of total assets, at December 31, 2013 due to the retail installment contract and auto loan portfolios acquired during the Change in Control. Non-performing loans in all other portfolios decreased during the period.

Nonperforming assets consist of nonaccrual loans and leases, which represent loans and leases no longer accruing interest, other real estate owned ("OREO") properties, and other repossessed assets. When interest accruals are suspended, accrued interest income is reversed, with accruals charged against earnings. The Company generally places all commercial, consumer, and residential mortgage loans except credit cards on nonaccrual status at 90 days past due for interest, principal or maturity, or earlier if it is determined that the collection of principal or interest on the loan is in doubt. For certain individual portfolios, including the retail installment contract portfolio, nonaccrual status may begin at 60 days past due. Personal unsecured loans, including credit cards, generally continue to accrue interest until they are 180 days delinquent, at which point they are charged-off and all interest is removed from interest income.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In general, when the borrower's ability to make required interest and principal payments has resumed and collectability is no longer believed to be in doubt, the loan or lease is returned to accrual status. Generally, commercial loans categorized as nonaccrual remain in nonaccrual status until the payment status is current and an event occurs that fully remediates the impairment or the loan demonstrates a sustained period of performance without a past due event, typically for six months but for a minimum of 90 days, and there is reasonable assurance as to the collectability of all amounts due. Within the residential mortgage and home equity portfolios, the accrual status is generally systematically driven, so that if the customer makes a payment that brings the loan below 90 days past due, the loan automatically returns to accrual status.

The following table shows non-performing loans compared to total loans outstanding for the residential mortgage and home equity portfolios as of March 31, 2014 and December 31, 2013, respectively:

	March 31, 2014		December 31, 2013
	Residential mortgages	Home equity loans and lines of credit	Residential mortgages	Home equity loans and lines of credit
	(dollars in thousands)

Non-performing loans ("NPLs")	$460,435	$141,408	$473,566	$141,961
Total loans	$9,613,704	$6,206,354	$9,672,204	$6,311,694
NPLs as a percentage of total loans	4.8%	2.3%	4.9%	2.2%
NPLs in foreclosure status	44.5%	13.6%	41.7%	13.4%

The NPL ratio is significantly higher for the Company's residential mortgage loan portfolio compared to its consumer loans secured by real estate portfolio due to a number of factors, including: the prolonged workout and foreclosure resolution processes for residential mortgage loans; differences in risk profiles; and mortgage loans located outside of the Northeast and Mid-Atlantic United States.

Resolution challenges with low foreclosure sales continue to impact both residential mortgage and consumer loans secured by real estate portfolio NPL balances, but foreclosure inventory decreased quarter-over-quarter. The foreclosure moratorium was lifted and activity resumed in the fourth quarter of 2011, but delays in Pennsylvania, New Jersey, New York, and Massachusetts limited the decline in NPL balances and contributed to a higher NPL ratio trend in 2013. As of March 31, 2014, foreclosures in all states except Delaware and Washington, D.C. were moving forward. Both Delaware and Washington, D.C. are delayed due to new legal complexities surrounding documentation required to initiate a new foreclosure proceeding.

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

The following table represents the concentration of foreclosures by state as a percentage of total foreclosures at March 31, 2014 and December 31, 2013, respectively:

	March 31, 2014	December 31, 2013

New Jersey	32.5%	34.0%
New York	17.6%	18.2%
Pennsylvania	13.7%	14.3%
Massachusetts	11.9%	2.9%
All other states	24.3%	30.6%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The foreclosure closings issue has a greater impact on the residential mortgage portfolio than the consumer real estate secured portfolio due to the larger volume of loans in first lien position in that portfolio which have equity upon which to foreclose. Exclusive of Chapter 7 bankruptcy NPL accounts, approximately 89.6% of the 90+ day delinquent loan balances in the residential mortgage portfolio are secured by a first lien, while only 46.8% of the 90+ day delinquent loan balances in the consumer real estate secured portfolio are secured by a first lien. Consumer real estate secured NPL loans may get charged off more quickly due to the lack of equity to foreclose from a second lien position.

The Alt-A segment consists of loans with limited documentation requirements which were originated through brokers outside the Bank's geographic footprint. At March 31, 2014 and December 31, 2013, the residential mortgage portfolio included the following Alt-A loans:

	March 31, 2014	December 31, 2013
	(dollars in thousands)

Alt-A loans	$1,023,808	$1,060,560
Alt-A loans as a percentage of the residential mortgage portfolio	10.8%	11.0%
Alt-A loans designated "out-of-footprint"	$412,156	$430,138
Alt-A loans designated as "out-of-footprint" as a percentage of Alt-A loans	40.3%	40.6%
Alt-A loans in NPL status	$168,572	$176,197
Alt-A loans in NPL status as a percentage of residential mortgage NPLs	36.61%	37.2%

The performance of the Alt-A segment has remained poor, averaging a 16.5% NPL ratio in 2013. Alt-A mortgage originations were discontinued in 2008 and have continued to run off at an average rate of 1.4% per month. Alt-A NPL balances represented 64.6% of the total residential mortgage loan portfolio NPL balance at the end of the first quarter of 2009, compared to 36.6% at March 31, 2014. As the Alt-A segment runs off and higher quality residential mortgages are added to the portfolio, the shift in product mix is expected to lower NPL balances.

Finally, the proportion of out-of-footprint loans is significantly higher in the residential mortgage portfolio than in the consumer loans secured by real estate portfolio. Historically, the NPL ratio for out-of-footprint loans has been higher compared with in-footprint lending. A total of $852.6 million, or 9.0%, of the residential mortgage loan portfolio was originated with collateral located outside the Bank’s geographic footprint as of March 31, 2014. Out-of-footprint NPL balances for the residential mortgage loan portfolio were $67.1 million, or 7.9% of out-of-footprint balances, as of March 31, 2014. The out-of-footprint NPL balance represented 14.6% of the total NPL balance of the residential mortgage loan portfolio. In comparison, the consumer loans secured by real estate portfolio has significantly less out-of-footprint loans, with a total of $45.0 million, or 0.7%, originated with collateral located outside the Bank’s geographic footprint. The out-of-footprint NPL balance represented only 1.4% of the total NPL balance for the consumer loans secured by real estate portfolio.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the composition of non-performing assets at the dates indicated:

	March 31, 2014	December 31, 2013
	(dollars in thousands)
Non-accrual loans:
Commercial:
Commercial real estate	$248,577	$250,073
Commercial and industrial	97,978	100,894
Multi-family	19,098	21,371
Total commercial loans	365,653	372,338
Consumer:
Residential mortgages	460,435	473,566
Consumer loans secured by real estate	141,408	141,961
Consumer not secured by real estate	458,973	10,544
Total consumer loans	1,060,816	626,071

Total non-accrual loans	1,426,469	998,409

Other real estate owned	92,133	88,603
Repossessed vehicles	137,648	—
Other repossessed assets	5,518	3,073
Total other real estate owned and other repossessed assets	235,299	91,676
Total non-performing assets	$1,661,768	$1,090,085

Past due 90 days or more as to interest or principal and accruing interest	$2,662	$2,545
Annualized net loan charge-offs to average loans (2)	0.6%	0.4%
Non-performing assets as a percentage of total assets	1.5%	1.4%
NPLs as a percentage of total loans	1.9%	2.0%
Non-performing assets as a percentage of total loans, real estate owned and repossessed assets	2.2%	2.2%
Allowance for credit losses as a percentage of total non-performing assets (1)	77.7%	96.7%
Allowance for credit losses as a percentage of total NPLs (1)	90.5%	105.6%

(1)	The allowance for credit losses is comprised of the allowance for loan losses and the reserve for unfunded lending commitments, and is included in Other liabilities.

(2)	Annualized net loan charge-offs to average loans is calculated as annualized net loan charge-offs divided by the average loan balance for the three-month period ended March 31, 2014.

Excluding loans past due which are classified as non-accrual, loans past due have increased from $388.4 million at December 31, 2013 to $2.0 billion at March 31, 2014.

No commercial loans were 90 days or more past due and still accruing interest as of March 31, 2014. Potential problem loans are loans not currently classified as non-performing loans for which management has doubts as to the borrowers’ ability to comply with the present repayment terms. These assets are principally loans delinquent more than 30 days but less than 90 days. Potential problem commercial loans totaled approximately $54.0 million and $41.5 million at March 31, 2014 and December 31, 2013, respectively. Potential problem consumer loans amounted to $2.0 billion and $344.4 million at March 31, 2014 and December 31, 2013, respectively. Management has included these loans in its evaluation and reserved for them during the respective periods.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

TDRs

TDRs are loans that have been modified as the Company has agreed to make certain concessions to both meet the needs of the customers and maximize its ultimate recovery on the loans. TDRs occur when a borrower is experiencing, or is expected to experience, financial difficulties and the loan is modified with terms that would otherwise not be granted to the borrower. The types of concessions granted are generally interest rate reductions, limitations on accrued interest charged, term extensions, and deferments of principal.

TDRs are generally placed in nonaccrual status upon modification, unless the loan was performing immediately prior to modification. For most portfolios, TDRs may return to accrual status after demonstrating at least six consecutive months of sustained payments following modification, as long as the Company believes the principal and interest of the restructured loan will be paid in full. For the retail installment contracts portfolio, loans may return to accrual status when the balance is remediated to current. To the extent the TDR is determined to be collateral-dependent and the source of repayment depends on the operation of the collateral, the loan may be returned to accrual status based on the foregoing parameters. To the extent the TDR is determined to be collateral-dependent and the source of repayment depends on disposal of the collateral, the loan may not be returned to accrual status.

The Company's credit quality trends have continued to improve, and non-performing TDRs decreased $1.4 million from December 31, 2013 to March 31, 2014 despite an overall increase in the balance of TDRs from the addition of the significant retail installment contracts portfolios.

The following table summarizes TDRs at the dates indicated:

	March 31, 2014	December 31, 2013
	(in thousands)
Performing
Commercial	$151,635	$152,615
Residential mortgage	451,532	446,678
Other consumer	184,318	57,313
Total performing	787,485	656,606
Non-performing
Commercial	100,406	97,220
Residential mortgage	190,073	192,794
Other consumer	55,142	57,023
Total non-performing	345,621	347,037
Total	$1,133,106	$1,003,643

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

The following table presents the allocation of the allowance for loan losses and the percentage of each loan type to total loans at the dates indicated:

	March 31, 2014		December 31, 2013
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(dollars in thousands)
Allocated allowance:
Commercial loans	$434,161	46%	$443,074	64%
Consumer loans	631,942	54%	363,647	36%
Unallocated allowance	44,489	n/a	27,616	n/a
Total allowance for loan losses	$1,110,592	100%	$834,337	100%
Reserve for unfunded lending commitments	180,000		220,000
Total allowance for credit losses	$1,290,592		$1,054,337

General

The allowance for credit losses increased $236.3 million from December 31, 2013 to March 31, 2014 and decreased as a percentage of total loans to 1.74% at March 31, 2014 compared to 2.11% at December 31, 2013. The decrease in the allowance for credit losses can be attributed to an overall improvement in the credit quality, risk rating and portfolio composition of the loan portfolio, specifically in the commercial loan portfolio, with decreases in net charge-offs, delinquent loans, and non-accrual loans.

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

A loan is considered to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay (e.g., less than 90 days) or insignificant shortfall in the amount of payments does not necessarily result in the loan being identified as impaired. Impaired loans are defined as all TDRs plus non-accrual commercial loans in excess of $1 million. In addition, the Company may perform a specific reserve analysis on loans that fail to meet this threshold if the nature of the collateral or business conditions warrant. The Company performs a specific reserve analysis on certain loans within the Corporate Banking and other commercial classes of financing receivables, regardless of loan size.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial

For the commercial loan portfolio excluding small business loans (businesses with annual sales of up to $3.0 million), the Company has specialized credit officers, a monitoring unit, and workout units that identify and manage potential problem loans. Changes in management factors, financial and operating performance, company behavior, industry factors and external events and circumstances are evaluated on an ongoing basis to determine whether potential impairment is evident and additional analysis is needed. For the commercial loan portfolios, risk ratings are assigned to each loan to differentiate risk within the portfolio, reviewed on an ongoing basis by credit risk management and revised, if needed, to reflect the borrower’s current risk profile and the related collateral position. The risk ratings consider factors such as financial condition, debt capacity and coverage ratios, market presence and quality of management. Generally, credit officers reassess a borrower’s risk rating on at least an annual basis, and more frequently if warranted. This reassessment process is managed by credit officers and is overseen by the Credit Monitoring group to ensure consistency and accuracy in risk ratings, as well as the appropriate frequency of risk rating reviews by the Bank’s credit officers. The Company’s Internal Audit group regularly performs loan reviews and assesses the appropriateness of assigned risk ratings. When credits are downgraded below a certain level, the Company’s Workout Department becomes responsible for managing the credit risk. Risk rating actions are generally reviewed formally by one or more credit committees depending on the size of the loan and the type of risk rating action being taken. Detailed analyses are completed that support the risk rating and management’s strategies for the customer relationship going forward.

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

The portion of the allowance for loan losses related to the commercial portfolio decreased from $443.1 million at December 31, 2013 (1.38% of commercial loans) to $434.2 million at March 31, 2014 (1.27% of commercial loans). The primary factor resulting in the decrease is that the portfolio risk distribution has shown improvement related to portfolio credit quality (lower levels of classified and non-accruing loans). In addition, there has been a decrease in probability of default rates associated with commercial loans that have resulted in a decrease in reserve balances.

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

For both residential mortgage and home equity loans, loss severity assumptions are incorporated in the loan loss reserve models to estimate loan balances that will ultimately charge-off. These assumptions are based on recent loss experience within various CLTV bands in these portfolios. CLTVs are refreshed quarterly by applying Federal Housing Finance Agency Home Price Index changes at a state-by-state level to the last known appraised value of the property to estimate the current CLTV. The Company's allowance for loan losses incorporates the refreshed CLTV information to update the distribution of defaulted loans by CLTV as well as the associated loss given default for each CLTV band. Reappraisals at the individual property level are not considered cost-effective or necessary on a recurring basis; however, reappraisals are performed on certain higher risk accounts to support line management activities and default servicing decisions, or when other situations arise for which the Company believes the additional expense is warranted.

Residential mortgages and any portion of a home equity loan or line of credit not adequately secured by collateral are generally charged-off when deemed to be uncollectible or delinquent 180 days or more (120 days for closed-end consumer loans not secured by real estate), whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment likelihood include: a loan that is secured by collateral and is in the process of collection; a loan supported by a valid guarantee or insurance; or a loan supported by a valid claim against a solvent estate. Auto loans are charged off when an account becomes 121 days delinquent if the Company has not repossessed the vehicle. The Company charges off accounts in repossession when the automobile is repossessed and legally available for disposition. Credit cards that are 180 days delinquent are charged-off and all interest is removed from interest income.

As of March 31, 2014, the Company had $791.7 million and $5.2 billion of consumer home equity loans and lines of credit, which included $367.9 million and $3.0 billion, or 46.5% and 58.1%, in junior lien positions, respectively. Loss severity rates on these consumer home equity loans and lines of credit in junior lien positions were 77.3% and 84.3%, respectively, as of March 31, 2014.

During the first quarter of 2014, the Company completed and tested an update to the allowance model for the home equity loans and lines of credit which incorporates FICO scores and LTV metrics. The new model is expected to reduce the need for management adjustments to the model previously made to incorporate these factors. The new model has also been upgraded to reflect segmentation by product type (loans versus lines of credit) and lien position for loans and lines of credit secured by junior liens and the delinquency status of the related senior lien positions. There was no material impact to the allowance as a result of implementing this model.

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

The allowance for consumer loans was $631.9 million and $363.6 million at March 31, 2014 and December 31, 2013, respectively. The allowance as a percentage of consumer loans was 1.58% at March 31, 2014 and 2.03% at December 31, 2013, respectively. The decrease was primarily due to improved credit quality as indicated in the reductions in past due and non-accruing loans, as well as an overall decrease in the amount of outstanding consumer loans.

Unallocated

Additionally, the Company reserves for certain inherent, but undetected, losses that are probable within the loan portfolio. Absent significant other factors to the contrary, management generally considers an unallocated position within 5% of the overall allowance to be reasonably sufficient to absorb imprecisions of models to otherwise provide for coverage of inherent losses in the Company's entire loan and lease portfolios. These imprecisions may include loss factors inherent in the loan portfolio that may not have been discreetly contemplated in the general and specific components of the allowance, as well as potential variability in estimates. Period-to-period changes in the Company's historical unallocated allowance for loan and lease loss positions are considered in light of these factors. The unallocated allowance for loan losses was $44.5 million at March 31, 2014 and $27.6 million at December 31, 2013.

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

The reserve for unfunded lending commitments decreased from $220.0 million at December 31, 2013 to $180.0 million at March 31, 2014. The decrease is due in a shift from off-balance sheet lending commitments, primarily to commercial customers, to loans or lines of credit included on the Company's balance sheet as financing receivables. The decrease to the reserve for unfunded lending commitments offsets the increase to the allowance for loan losses for a net zero impact to the allowance for credit losses for the first quarter of 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INVESTMENT SECURITIES

Investment securities consist primarily of MBS, tax-free municipal securities, U.S. Treasury and government agency securities, corporate debt securities, ABS and stock in the FHLB and the FRB. MBS consist of pass-through, collateralized mortgage obligations, and adjustable rate mortgages issued by federal agencies. The Company’s MBS are either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by Standard and Poor’s and Moody’s at the date of issuance. The Company’s available-for-sale investment strategy is to purchase liquid fixed-rate and floating-rate investments to manage the Company's liquidity position and interest rate risk adequately.

Total investment securities available-for-sale increased $47.8 million to $11.7 billion at March 31, 2014, compared to $11.6 billion at December 31, 2013. For additional information with respect to the Company’s investment securities, see Note 4 in the Notes to the Condensed Consolidated Financial Statements.

Other investments, which consists of FHLB stock and FRB stock, as well as an FHLB CD, decreased from $0.8 billion at December 31, 2013 to $0.7 billion at March 31, 2014 due to the FHLB's repurchase of its stock.

The average life of the available-for-sale investment portfolio (excluding certain asset-backed securities) at March 31, 2014 was approximately 4.92 years, compared to 5.25 years at December 31, 2013. The average effective duration of the investment portfolio (excluding certain ABS) at March 31, 2014 was approximately 4.22 years. The actual maturities of MBS available for sale will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

GOODWILL

Goodwill totaled $8.9 billion and $3.4 billion at March 31, 2014 and December 31, 2013, respectively. The following table shows goodwill by reporting unit at March 31, 2014:

	Retail Banking	Auto Finance & Alliances	Investment Services	Real Estate and Commercial Banking	Specialty & Government Finance	Global Banking & Markets and Large Corporate	SCUSA	Total
	(in thousands)
Goodwill at March 31, 2014	$1,689,034	$71,522	$126,695	$1,163,154	$242,894	$131,130	$5,485,196	$8,909,625

At March 31, 2014, goodwill represented 8.2% and 41.3% of total assets and total stockholder's equity, respectively compared to 4.4% of total assets and 25.3% of total stockholder's equity, at December 31, 2013. The increase is related to the addition of goodwill from the Change in Control of SCUSA. Refer to further discussion of this transaction in Note 3 to the Condensed Consolidated Financial Statements.

The Company conducts a full evaluation of goodwill impairment at the reporting unit level on an annual basis, and more frequently if events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value. No impairment indicators were noted since the annual review as of October 1, 2013 and, accordingly, no impairment test has been performed. The Company expects to perform its next annual goodwill impairment test in the fourth quarter of 2014.

DEFERRED TAXES AND OTHER TAX ACTIVITY

The Company's net deferred tax balance was a liability of $257.2 million at March 31, 2014, compared to an asset of $748.0 million at December 31, 2013. The decrease of $1.0 billion was primarily due to $783.1 million of deferred taxes recorded in connection with the Change in Control, a $93.9 million reduction in deferred tax assets due to the adoption of ASU 2013-11, a $70.7 million reduction due to an overall decrease in cumulative temporary differences, and a $57.5 million reduction in deferred tax assets related to a decrease in investment and market-related unrealized losses.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company has a lawsuit pending against the United States in Federal District Court in Massachusetts relating to the proper tax consequences of two financing transactions with an international bank through which the Company borrowed $1.2 billion. As a result of the two financing transactions, the Company paid foreign taxes of $264.0 million from 2003 through 2007 and claimed a corresponding foreign tax credit for foreign taxes paid during those years, which the IRS disallowed. The IRS also disallowed the Company's deductions for interest expense and transaction costs, totaling $74.6 million in tax liability, and assessed penalties and interest totaling approximately $92.5 million. The Company has paid the taxes, penalties and interest associated with the IRS adjustments for all tax years, and the lawsuit will determine whether the Bank is entitled to a refund of the amounts paid. The Company has recorded a receivable in other assets for the amount of these payments, less a tax reserve of $96.9 million, as of March 31, 2014.

On October 17, 2013, the Court issued a written opinion in favor of the Company relating to a motion for partial summary judgment on a significant issue in the case. The Company subsequently filed a motion for summary judgment requesting the Court to conclude the case in its entirety and enter a final judgment awarding the Company a refund of all amounts paid. In response, the IRS filed a motion opposing the Company's motion, and filed a cross-motion for summary judgment requesting that the Court enter a final judgment in the IRS' favor. The Company anticipates that the Court will rule on the parties' motions within the next several months and make a determination as to whether further proceedings are required at the District Court level to resolve any remaining legal or factual issues, which could affect the Company's entitlement to some or all of the refund. The Company expects the IRS to appeal any decision in favor of the Company. In 2013, two different federal courts decided cases involving similar financing structures entered into by the Bank of New York Mellon Corp. and BB&T Corp. (referred to as the Salem Financial Case) in favor of the IRS. Bank of New York Mellon Corp. and BB&T Corp. have filed notices of appeal in their respective cases. The Company remains confident in its position and believes its reserve amount adequately provides for potential exposure to the IRS related to these items. As this litigation progresses over the next 24 months, it is reasonably possible that changes in the reserve for uncertain tax positions could range from a decrease of $96.9 million to an increase of $296.0 million.

OTHER ASSETS

Other assets at March 31, 2014 were $1.9 billion, compared to $1.2 billion at December 31, 2013. The increase in other assets was primarily due to activity in other repossessed assets, miscellaneous receivables, derivative assets, and operating lease assets. Other repossessed assets increased $137.1 million, primarily due to the Change in Control. Miscellaneous receivables increased $355.3 million, primarily due to the Change in Control and due to settlements from the sale of investments. Derivative assets increased $34.3 million, primarily due to the Change in Control, offset by a reduction in market values from changes in interest rates. Operating lease assets increased $111.1 million primarily due to the Change in Control.

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

The following table presents the composition of deposits and other customer accounts at the dates indicated:

	March 31, 2014		December 31, 2013
	Balance	Percent of total deposits	Balance	Percent of total deposits
	(dollars in thousands)
Interest-bearing demand deposits	$11,241,050	22.5%	$10,423,610	21.1%
Non-interest-bearing demand deposits	7,875,538	15.7%	8,022,529	16.2%
Savings	4,077,253	8.1%	3,885,724	7.8%
Money market	19,154,908	38.3%	19,050,473	38.5%
Certificates of deposit	7,696,099	15.4%	8,139,070	16.4%
Total Deposits	$50,044,848	100.0%	$49,521,406	100.0%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total deposits and other customer accounts increased $0.5 billion from December 31, 2013 to March 31, 2014. The increase in deposits was primarily due to increases in interest-bearing demand deposits and savings accounts, partially offset by decreases in CDs and noninterest-bearing demand deposits. The increases in interest-bearing demand deposits of $817.4 million, or 7.8%, and savings accounts of $191.5 million, or 4.93%, were due mainly to continuing better economic conditions encouraging movement from non-interest bearing accounts to interest-bearing investments.

CDs decreased $0.4 billion, or 5.4%, due to continued run-off as certain CD products mature and the lack of the Company's rollover of certain wholesale CDs, both due to the low interest rate environment as customers and the Company have opted to maintain balances in more liquid transaction accounts. In addition, the Company continues to focus its efforts on repositioning its account mix and increasing lower-cost deposits. The improved funding mix and maturities of CDs have reduced the cost of total deposits from 0.54% for the first quarter of 2013 to 0.48% for the first quarter of 2014. Noninterest-bearing demand deposits decreased $147.0 million, or 1.8%, due mainly to the better economic conditions and shift toward interest-bearing accounts described above.

Demand deposit overdrafts that have been reclassified as loan balances were $32.2 million and $66.5 million at March 31, 2014 and December 31, 2013, respectively. Time deposits of $100,000 or more totaled $2.5 billion and $2.8 billion at March 31, 2014 and December 31, 2013, respectively.

BORROWINGS AND OTHER DEBT OBLIGATIONS

The Bank utilizes borrowings and other debt obligations as a source of funds for its asset growth and asset/liability management. Collateralized advances are available from the FHLB if certain standards related to creditworthiness are met. The Bank also utilizes repurchase agreements, which are short-term obligations collateralized by securities. The holding company has term loans and lines of credit with Santander and other third-party lenders. In addition, SCUSA has warehouse lines of credit and securitizes some of its retail installment contracts, which are structured secured financings. Total borrowings and other debt obligations at March 31, 2014 were $34.8 billion, compared to $12.4 billion at December 31, 2013. Total borrowings increased $22.4 billion primarily due to the Change in Control of SCUSA. The total impact of SCUSA's borrowings and debt obligations at March 31, 2014 was $25.2 billion. The Bank's borrowings decreased $2.0 billion during the quarter due to the repayment of FHLB advances. See further detail on borrowings activity in Note 9 to the Condensed Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

See further discussion of the Company's off-balance sheet arrangements in Note 6, Note 14 to the Condensed Consolidated Financial Statements, and Liquidity and Capital Resources analysis.

BANK REGULATORY CAPITAL

Our capital priorities are to support client growth, business investment, and maintain appropriate capital in light of economic uncertainty and the Basel III framework. We continue to improve our capital levels and ratios through retention of quarterly earnings and expect to build capital through retention of future earnings.

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by those regulatory authorities. At March 31, 2014 and December 31, 2013, the Bank met the well-capitalized capital ratio requirements. The Company's capital levels exceeded the ratios required for BHCs.

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

Federal banking laws, regulations and policies also limit the Bank's ability to pay dividends and make other distributions to the Company. The Bank must obtain prior OCC approval to declare a dividend or make any other capital distribution if, after such dividend or distribution: (1) the Bank's total distributions to the holding company within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years; (2) the Bank would not meet capital levels imposed by the OCC in connection with any order, or (3) the Bank is not adequately capitalized at the time. In addition, the OCC's prior approval would be required if the Bank's examination or Community Reinvestment Act ratings fall below certain levels or the Bank is notified by the OCC that it is a problem association or in troubled condition. The Bank must obtain the OCC's prior written approval to make any capital distribution until it has positive retained earnings.

Any dividend declared and paid or return of capital has the effect of reducing the Bank's capital ratios. For the three months ended March 31, 2014, the Bank declared and paid $50.0 million in return of capital to SHUSA.

The following schedule summarizes the actual capital balances of the Bank and SHUSA at March 31, 2014:

	BANK

	March 31, 2014	Well-capitalized Requirement(2)	Minimum Requirement(2)
Tier 1 leverage capital ratio	12.26%	5.00%	4.00%
Tier 1 risk-based capital ratio	13.82%	6.00%	4.00%
Total risk-based capital ratio	15.73%	10.00%	8.00%
Tier 1 common capital ratio(1)	13.82%	n/a	n/a

	SHUSA

	March 31, 2014	Well-capitalized Requirement(2)	Minimum Requirement(2)
Tier 1 leverage capital ratio	13.52%	5.00%	4.00%
Tier 1 risk-based capital ratio	12.98%	6.00%	4.00%
Total risk-based capital ratio	15.03%	10.00%	8.00%
Tier 1 common capital ratio(1)	10.99%	n/a	n/a
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

The Company has several sources of funding to meet its liquidity requirements, including its core deposit base, liquid investment securities portfolio, ability to acquire large deposits, FHLB borrowings, wholesale deposit purchases, federal funds purchased, and FRB borrowings as well as through securitizations in the ABS market and committed credit lines from third-party banks and Santander. In addition, the Company, through SCUSA, utilizes large flow agreements. The Company has the following major sources of funding to meet its liquidity requirements: dividends and returns of investments from its subsidiaries, short-term investments held by non-bank affiliates, and access to the capital markets.

Dividends and stock issuances

During the first three months of 2014, the Bank paid $50.0 million in return of capital to SHUSA. At March 31, 2014, the holding company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

In February 2014, the Company issued 7 million shares of common stock to Santander in exchange for cash in the amount of $1.75 billion. Also in February 2014, the Company raised $750 million of capital by issuing 3 million shares of common stock to Santander in exchange for canceling debt of an equivalent amount. Following these transactions and as of March 31, 2014, the Company has 530,307,043 shares of common stock outstanding.

SCUSA did not pay or declare dividends in the first three months of 2014. On May 1, 2014, SCUSA's board of directors declared a cash dividend of $0.15 per share to be paid on May 30, 2014 to shareholders of record as of the close of business day May 12, 2014.

Available Liquidity

As of March 31, 2014, the Bank had approximately $25.4 billion in committed liquidity from the FHLB and the FRB. Of this amount, $17.1 billion is unused and therefore provides additional borrowing capacity and liquidity for the Company. At March 31, 2014 and December 31, 2013, liquid assets (cash and cash equivalents, LHFS, and securities available for sale exclusive of securities pledged as collateral) totaled approximately $10.0 billion and $10.2 billion, respectively. These amounts represented 20.1% and 20.6% of total deposits at March 31, 2014 and December 31, 2013, respectively. In addition to liquid assets, the Company also has available liquidity from federal funds counterparties of $1.0 billion. Management believes that the Company has ample liquidity to fund its operations.

Cash and cash equivalents

	Three-Months Period Ended March 31,
	2014	2013
	(in thousands)
Net cash provided by operating activities	967,496	93,672
Net cash (used)/provided in investing activities	(3,021,266)	2,280,662
Net cash provided/(used) by financing activities	1,312,395	(2,828,984)

Cash provided by operating activities

Net cash provided by operating activities was $1.0 billion for the three months ended March 31, 2014, mainly driven by $1.2 billion proceeds from loans held for sale. Net cash provided by operating activities was $0.1 billion for the three months ended March 31, 2013.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash used in investing activities

For the three months ended March 31, 2014, net cash used in investing activities was $3.0 billion, primarily due to $3.4 billion loan purchases and activity and $0.8 billion in leased vehicle purchases, offset by $0.7 billion proceeds from sales of loans held for investment.

For the three months ended March 31, 2013, net cash provided by investing activities was $2.3 billion, primarily due to the purchases of $2.3 billion of investments and $0.5 billion of loan purchases and activity, offset by $3.7 billion of investment sales, maturities, and repayments.

Cash provided by financing activities

For the three months ended March 31, 2014, net cash provided by financing activities of $1.3 billion was driven primarily by an increase in proceeds from the issuance of common stock of $1.8 billion and an increase in deposits of $0.8 billion, offset by net borrowing activity of $1.3 billion. Net cash used by financing activities for the three months ended March 31, 2013 was $2.8 billion, which consisted primarily of a $0.3 billion increase in deposits and net borrowing activity of $3.2 billion.

See the Condensed Consolidated Statement of Cash Flows for further details on our sources and uses of cash.

Credit Facilities

Third-party Revolving Credit Facilities

Warehouse Lines

Warehouse lines are used to fund new originations. Each line specifies the required collateral characteristics, collateral concentrations, credit enhancement, and advance rates. Warehouse lines are generally backed by auto retail installment contracts and, in the case of the Chrysler Capital dedicated facility described below, leases. These credit lines generally have one- or two-year commitments, staggered maturities and floating interest rates. We maintain daily funding forecasts for originations, acquisitions, and other large outflows such as tax payments to balance the desire to minimize funding costs with our liquidity needs.

SCUSA's warehouse lines generally have net spread, delinquency, and net loss ratio limits. These limits are generally calculated based on the portfolio collateralizing the line; however, for one of the warehouse lines, delinquency and net loss ratios are calculated with respect to the serviced portfolio as a whole. Failure to meet any of these covenants could trigger increased over-collateralization requirements or, in the case of limits calculated with respect to the specific portfolio underlying certain credit lines, result in an event of default under these agreements. If an event of default occurred under one of these agreements, the lender could elect to declare all amounts outstanding under the agreement immediately due and payable, enforce its interests against collateral pledged under the agreement, restrict SCUSA's ability to obtain additional borrowings under the agreement, and/or remove SCUSA as servicer. SCUSA does not currently have any ratios above limits permitted under its warehouse lines, and it has never had a warehouse line terminated due to failure to comply with any ratio or meet any covenant. A default under one of these lines could be enforced only with respect to that line.

To comply with the requirement in agreement with Chrysler to maintain at least $4.5 billion of financing reserved exclusively for short-term liquidity needs to support retail financing for Chrysler, SCUSA maintains a credit facility with seven banks providing an aggregate commitment of $4.6 billion. This facility can be used for both loan and lease financing (with lease financing comprising no more than 50% of the outstanding balance upon advance). The facility requires reduced advance rates in the event of delinquency, net loss, or residual loss ratios exceeding specified thresholds.

Repurchase Facility

SCUSA also obtains financing through an investment management agreement under which it pledges retained subordinated bonds on its securitizations as collateral for repurchase agreements with various borrowers and at renewable terms ranging from 30 to 90 days.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

These repurchase agreements provide an aggregate commitment of approximately $1.0 billion. SCUSA's equity interests in certain subsidiaries have been pledged as collateral under certain of its revolving credit facilities.

Total Return Swap

Beginning in the first quarter of 2014, SCUSA also obtains financing through a total return swap under which it pledges retained subordinated bonds on its own securitizations as collateral for a financing facility that includes a requirement that it settles with the counterparty at maturity an amount based on the change in the fair value of the underlying bonds during the facility's term.

Santander Credit Facilities

Santander historically has provided, and continues to provide SCUSA's business with significant funding support in the form of committed credit facilities. Through its New York branch, Santander provides SCUSA with $4.5 billion of long-term committed revolving credit facilities. Under an agreement entered into on March 6, 2014, Santander also provides SCUSA an additional $0.3 billion of committed revolving credit, collateralized by residuals retained on SCUSA's own securitizations. The fundings through the New York branch and Santander are collectively known as the “Santander Credit Facilities.”

The facilities offered through Santander's New York branch are structured as three and five year floating rate facilities, with current maturity dates of December 31, 2016 and 2018. Santander has the option allow SCUSA to continue to renew the terms of these facilities annually going forward, thereby maintaining three- and five-year maturities. These facilities currently permit unsecured borrowing, but generally are collateralized by retail installment contracts and retained residuals. Any secured balances outstanding under the facilities at the time of their maturity will amortize to match the maturities and expected cash flows of the corresponding collateral.

There was an average outstanding balance of approximately $4.1 billion under the Santander Credit Facilities during the quarter ended March 31, 2014. The maximum outstanding balance during the period was $4.4 billion.

Santander also has provided a $500 million letter of credit facility with a maturity date of December 31, 2014 that the SCUSA can use as credit enhancement to support increased borrowings on certain third-party credit facilities. SCUSA has not used this facility since December 2012. Santander also serves as the counterparty for many of SCUSA's derivative financial instruments.

Secured Structured Financings

SCUSA obtains long-term funding for its receivables through securitization in the ABS market. The ABS market provides an attractive source of funding due to its cost efficiency, a large and deep investor base, and tenors that appropriately match the cash flows of the debt to the cash flows of the underlying assets. The term structure of a securitization locks in fixed-rate funding for the life of the underlying fixed-rate assets, and the matching amortization of the assets and liabilities provides committed funding for the collateralized loans throughout their terms. Because of prevailing market rates, SCUSA did not issue ABS transactions in 2008 or 2009, but began issuing ABS again in 2010. SCUSA has been the largest issuer of retail auto ABS in 2011, 2012, 2013, and year-to-date in 2014. SCUSA has issued a total of over $26 billion in retail auto ABS for the years 2010 through 2013.

SCUSA executes each securitization transaction by selling receivables to Trusts that issue ABS to investors. To attain specified credit ratings for each class of bonds, these transactions have credit enhancement requirements in the form of subordination, restricted cash accounts, excess cash flow, and over-collateralization, which result in more receivables being transferred to the Trusts than the amount of ABS they issue.

Excess cash flows result from the difference between the finance and interest income received from the obligors on the receivables and the interest paid to the ABS investors, net of credit losses and expenses. Initially, excess cash flows generated by the Trusts are used to pay down outstanding debt of the Trusts, increasing over collateralization until the targeted level of assets has been reached. Once the targeted level of over-collateralization is reached and maintained, excess cash flows generated by the Trusts are released to SCUSA as distributions. SCUSA also receives monthly servicing fees as servicer for the Trusts. SCUSA's securitizations each require an increase in credit enhancement levels if cumulative net losses, as defined in the documents underlying each ABS transaction, exceed a specified percentage of the pool balance. None of SCUSA's securitizations has a cumulative net loss percentage above its limit.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SCUSA's on-balance sheet securitization transactions utilize bankruptcy-remote SPE which are also VIEs that meet the requirements to be consolidated in our financial statements. Following a securitization, the finance receivables and notes payable related to the securitized retail installment contracts remain on our Condensed Consolidated Balance Sheet. We recognize finance and interest income as well as fee income on the collateralized retail installment contracts and interest expense on the ABS issued. We also record a provision for loan losses to cover probable loan losses on the retail installment contracts. While these Trusts are included in our Condensed Consolidated Financial Statements, they are separate legal entities. The finance receivables and other assets sold to the Trusts are owned by them available to satisfy the notes payable related to the securitized retail installment contracts, and are not available to SCUSA's or our creditors or our other subsidiaries.

SCUSA has completed two securitizations in 2014, in addition to six subordinated bond transactions to fund residual interests from existing securitizations. SCUSA currently has 35 securitizations outstanding with a cumulative ABS balance of over $13.0 billion. Its securitizations generally have several classes of notes, with principal paid sequentially based on seniority and any excess spread distributed to the residual holder. SCUSA generally retains the lowest bond class and the residual interest in each securitization, and uses the proceeds from the securitization to repay borrowings outstanding under its credit facilities, originate and acquire new loans and leases, and for general corporate purposes. SCUSA generally exercises clean-up call options on its securitizations when the collateralization pool balance reaches 10% of its original balance.

SCUSA periodically issues amortizing notes in private placements that are structured similarly to its public and Rule 144A securitizations, but are issued to banks and conduits. Historically, all of SCUSA's securitizations and private issuances have been collateralized by vehicle retail installment contracts and loans; however, in 2013, SCUSA issued its first amortizing notes backed by vehicle leases. As of March 31, 2014, SCUSA had private issuances of notes backed by vehicle leases totaling approximately $1.4 billion.

Flow Agreements

SCUSA enters into flow agreements under which loans and leases are sold on a periodic basis to provide funding for new originations. These loans are not on the balance sheet, but may provide a gain on sale and a stable stream of servicing fee income.

On June 13, 2013, SCUSA entered into a flow agreement with Bank of America under which SCUSA committed to sell a contractually determined amount of eligible loans to Bank of America on a monthly basis. The amount sold monthly may vary depending on the amount and credit quality of current eligible originations and previous sales. On September 26, 2013, SCUSA amended this flow agreement to replace the maximum annual sales amounts with a monthly limit of $300 million and extend the term of the agreement to May 31, 2018, with the total maximum committed sales of $17 billion under the facility remaining the same. SCUSA retains the servicing rights on loan sold at contractually agreed-upon rates. SCUSA also receives or pays a servicer performance payment if net credit losses on the loans sold are lower or higher, respectively, than expected net credit losses at the time of sale. These servicer performance payments are limited to a percentage of the principal balance of loans sold or expected losses at time of sale, and are not expected to be significant to SCUSA's total servicing compensation from the flow agreement.

Off-Balance Sheet Financing

During the fourth quarter of 2013 and the first quarter of 2014, SCUSA executed a total of three Chrysler Capital-branded securitizations, all of which were issued under Rule 144A of the 1933 Securities Act. All of the notes and residual interests in these securitizations were issued to third parties, and SCUSA recorded the transactions as true sales of the retail installment contracts securitized and removed the loans sold from its balance sheet. SCUSA anticipates executing similar transactions in 2014.

As of March 31, 2014, substantially all of the dealer floorplan loans originated under the Chrysler Capital transaction were held by the Bank. In November 2013, SCUSA entered into an additional sale agreement to sell substantially all of the non-floorplan dealer loans in the Chrysler Capital program to the Bank.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONTRACTUAL OBLIGATIONS

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and asset/liability management, fund acquisitions, and meet required capital needs. These obligations require the Company to make cash payments over time as detailed in the table below.

	Payments Due by Period
	Total	Less than 1 year	Over 1 yr to 3 yrs	Over 3 yrs to 5 yrs	Over 5 yrs
	(in thousands)
FHLB advances (1)	$7,746,243	$1,238,969	$3,326,475	$3,180,799	$—
Notes payable - revolving facilities	9,573,726	1,626,005	6,132,721	1,815,000	—
Notes payable - secured structured financings	15,812,674	4,238,260	2,484,595	7,642,519	1,447,300
Other debt obligations (1) (2)	4,279,036	511,378	1,961,636	1,598,461	207,561
Junior subordinated debentures due to capital trust entities (1) (2)	251,566	161,783	89,783	—	—
Certificates of deposit (1)	7,796,312	5,400,881	2,262,090	133,341	—
Non-qualified pension and post-retirement benefits	68,218	6,565	13,332	13,582	34,739
Operating leases(3)	705,903	102,434	195,309	148,207	259,953
Total contractual cash obligations	$46,233,678	$13,286,275	$16,465,941	$14,531,909	$1,949,553

(1)
Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based on interest rates in effect at March 31, 2014. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Includes all carrying value adjustments, such as unamortized premiums and discounts and hedge basis adjustments.

(3)	Does not include future expected sublease income.

Excluded from the above table are deposits of $42.3 billion that are due on demand by customers. Additionally, $136.5 million of tax liabilities associated with unrecognized tax benefits have been excluded due to the high degree of uncertainty regarding the timing of future cash outflows associated with those obligations.

The Company is a party to financial instruments and other arrangements with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage its exposure to fluctuations in interest rates. See further discussion on these risks in Note 10 and Note 14 to the Condensed Consolidated Financial Statements.

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

Further information on risk factors can be found under Part I, Item 1A Risk Factors, in the Company's Annual Report on Form 10-K for 2013.

Net Interest Income Simulation Analysis

The Company utilizes a variety of measurement techniques to evaluate the impact of interest rate risk, including simulating the impact of changing interest rates on expected future interest income and interest expense ("net interest income sensitivity"). This simulation is run monthly and includes various scenarios that help management understand the potential risks in the Company's net interest income sensitivity. These scenarios include both parallel and non-parallel rate shocks as well as other scenarios that are consistent with quantifying the four elements of risk described above. This information is used to develop proactive strategies to ensure that the Company’s risk position remains within Board-approved limits so that future earnings are not significantly adversely affected by future interest rates.

The table below reflects the estimated sensitivity to the Company’s net interest income based on interest rate changes:

If interest rates changed in parallel by the amounts below at March 31, 2014	The following estimated percentage increase/(decrease) to net interest income would result
Down 100 basis points	(0.79)%
Up 100 basis points	1.23%
Up 200 basis points	2.47%

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

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk, and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at March 31, 2014 and December 31, 2013.

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by	March 31, 2014	December 31, 2013
Down 100 basis points	(0.74)%	0.87%
Up 100 basis points	(1.56)%	(2.00)%
Up 200 basis points	(3.81)%	(4.53)%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company typically retains the servicing rights related to residential mortgage loans that are sold. Residential MSRs are accounted for at fair value. As deemed appropriate, the Company economically hedges MSRs, using interest rate swaps and forward contracts to purchase MBS. For additional information on MSRs, see Note 8 in the Notes to the Condensed Consolidated Financial Statements.

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

For additional information on foreign exchange contracts, derivatives and hedging activities, see Note 10 in the Notes to the Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Incorporated by reference from Part I, Item 2, Management’s Discussion and Analysis of Results of Operations and Financial Condition — Asset and Liability Management hereof.

Item 4.	Controls and Procedures

The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of March 31, 2014. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of March 31, 2014.

Changes in Internal Control over Financial Reporting

During the first quarter of 2014, the Company obtained a controlling financial interest in SCUSA and has integrated its historical internal controls over financial reporting. In addition, the Company has instituted additional controls related to its acquisition accounting requirements in order to provide reasonable assurance as to the reliability of information that is used in financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. There were no other changes in the Company's internal control over financial reporting during the first quarter of 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION

Item 1	— Legal Proceedings

Reference should be made to Note 11 to the Condensed Consolidated Financial Statements for disclosure regarding the lawsuit filed by SHUSA against the Internal Revenue Service and Note 14 to the Condensed Consolidated Financial Statements for SHUSA’s litigation disclosure, which are incorporated herein by reference.

Item 1A	— Risk Factors

The Company is subject to a number of risks potentially impacting its business, financial condition, results of operations and cash flows. Other than the risk factors disclosed below, there have been no material changes from the risk factors set forth under Part I, Item IA, Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
We operate in a highly regulated industry and continually changing federal, state, and local laws and regulations could materially affect our business.
Because we are a BHC, we are subject to numerous banking regulations, including oversight by the Federal Reserve. Such banking regulations could limit the activities and the types of businesses that we and our subsidiaries may conduct. The Federal Reserve could exercise its power to restrict the Company and our subsidiaries, including SCUSA, from paying dividends if, in the Federal Reserve’s opinion, such payment would constitute an unsafe or unsound practice. Moreover, certain banks and BHCs, including the Company and the Bank, are required to perform stress tests and submit capital plans to the Federal Reserve and the OCC on an annual basis, and to receive a notice of non-objection to the plans from the Federal Reserve and the OCC before taking capital actions, such as paying dividends, implementing common equity repurchase programs, or redeeming or repurchasing capital instruments. The Federal Reserve may also impose substantial fines and other penalties for violations that we may commit, and has the authority to approve or disallow acquisitions we or our subsidiaries may contemplate, which may limit our future growth plans.

Item 2	— Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3	— Defaults upon Senior Securities

None.

Item 4	— Mine Safety Disclosures

None.

Item 5	— Other Information

None.

Item 6	— Exhibits

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

(31.1)	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(31.2)	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(31.3)	Comptroller certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(32.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(32.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(32.3)	Comptroller certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(101)	Interactive Data File (XBRL). (Filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANTANDER HOLDINGS USA, INC. (Registrant)
Date:	May 15, 2014	/s/ Román Blanco
Román Blanco
President and Chief Executive Officer (Authorized Officer)

Date:	May 15, 2014	/s/ Gerald P. Plush
Gerald P. Plush
Chief Financial Officer

Date:	May 15, 2014	/s/ Guillermo Sabater
Guillermo Sabater
Comptroller and Senior Executive Vice President