Form 10-Q
period 2014-06-30
Santander Holdings USA, Inc.
filed 2014-08-14
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐. No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2014
Common Stock (no par value)	530,391,043 shares

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

Although SHUSA believes that the expectations reflected in these forward-looking statements are reasonable as of the date on which the statements are made, these statements are not guarantees of future performance and involve risks and uncertainties based on various factors and assumptions. Among the factors that could cause SHUSA’s financial performance to differ materially from that suggested by forward-looking statements are:

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

•	competitors of SHUSA that may have greater financial resources or may develop products and technology that enable those competitors to compete more successfully than SHUSA;

•	acts of terrorism or domestic or foreign military conflicts; and acts of God, including natural disasters;

•	the costs and effects of regulatory or judicial proceedings;

•	the outcome of ongoing tax audits by federal, state and local income tax authorities that may require SHUSA to pay additional taxes compared to what has been accrued or paid as of period-end; and

•	SHUSA’s success in managing the risks involved in the foregoing.

EX-101 DEFINITION LINKBASE DOCUMENT

PART 1- FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited at June 30, 2014)

	June 30, 2014	December 31, 2013
	(in thousands)
ASSETS
Cash and amounts due from depository institutions	$4,385,648	$4,226,947
Investment securities:
Available-for-sale at fair value	11,675,042	11,646,240
Trading securities	125,116	—
Other investments	848,588	820,395
Loans held for investment (1)	75,637,888	49,921,677
Allowance for loan losses	(1,425,856)	(834,337)
Net loans held for investment	74,212,032	49,087,340
Loans held-for-sale (2)	290,407	128,949
Premises and equipment, net (3)	823,864	815,795
Accrued interest receivable	527,646	195,782
Equity method investments	141,238	3,085,450
Goodwill	8,901,273	3,431,481
Core deposit intangibles and other intangibles, net	770,469	34,614
Leased vehicles, net	4,615,969	—
Bank owned life insurance	1,668,040	1,651,179
Restricted cash	2,059,673	97,397
Deferred tax assets, net	—	747,958
Other assets (4)	1,467,980	1,174,494
TOTAL ASSETS	$112,512,985	$77,144,021
LIABILITIES
Accrued expenses and payables	1,287,073	1,050,785
Total deposits and other customer accounts	49,799,792	49,521,406
Borrowings and other debt obligations	38,213,650	12,376,624
Advance payments by borrowers for taxes and insurance	195,528	182,571
Deferred tax liabilities, net	376,796	—
Other liabilities	660,186	467,652
TOTAL LIABILITIES	90,533,025	63,599,038
STOCKHOLDER'S EQUITY
Preferred stock (no par value; $25,000 liquidation preference; 7,500,000 shares authorized; 8,000 shares outstanding at June 30, 2014 and at December 31, 2013)	195,445	195,445
Common stock (no par value; 800,000,000 shares authorized; 530,391,043 and 520,307,043 shares outstanding at June 30, 2014 and at December 31, 2013, respectively)	14,729,609	12,209,816
Accumulated other comprehensive (loss)	(117,904)	(254,368)
Retained earnings	3,359,535	1,394,090
TOTAL SHUSA STOCKHOLDER'S EQUITY	18,166,685	13,544,983
Noncontrolling interest	3,813,275	—
TOTAL STOCKHOLDER'S EQUITY	21,979,960	13,544,983
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$112,512,985	$77,144,021

(1)	Loans held for investment includes $1.3 billion and $0.0 billion of loans recorded at fair value at June 30, 2014 and December 31, 2013, respectively.
(2) Recorded at the fair value option or lower of cost or fair value.
(3) Net of accumulated depreciation of $732.5 million and $584.2 million at June 30, 2014 and December 31, 2013, respectively.
(4) Includes residential mortgage servicing rights ("MSRs") of $124.1 million and $141.8 million at June 30, 2014 and December 31, 2013, respectively, for which the Company has elected the fair value option.
See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2014	2013	2014	2013
	(in thousands)
INTEREST INCOME:
Loans	$1,791,311	$495,490	$3,125,831	$995,253
Interest-earning deposits	1,566	1,045	3,561	2,069
Investment securities:
Available-for-sale	60,284	79,542	121,868	173,178
Other investments	9,638	6,272	17,745	12,492
TOTAL INTEREST INCOME	1,862,799	582,349	3,269,005	1,182,992
INTEREST EXPENSE:
Deposits and customer accounts	48,809	53,396	97,756	110,338
Borrowings and other debt obligations	223,956	143,676	409,110	291,359
TOTAL INTEREST EXPENSE	272,765	197,072	506,866	401,697
NET INTEREST INCOME	1,590,034	385,277	2,762,139	781,295
Provision for credit losses	686,034	10,000	1,021,364	26,850
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	904,000	375,277	1,740,775	754,445
NON-INTEREST INCOME:
Consumer fees	96,713	57,755	179,677	112,532
Commercial fees	42,559	47,548	85,529	100,043
Mortgage banking income, net	16,762	50,518	29,709	82,826
Equity method investments	(7,416)	112,643	12,226	294,737
Bank owned life insurance	16,981	15,033	31,163	28,982
Miscellaneous income	463,286	11,852	721,354	22,528
TOTAL FEES AND OTHER INCOME	628,885	295,349	1,059,658	641,648
OTTI recognized in earnings	—	(63,630)	—	(63,630)
Gain on Change in Control	—	—	2,428,539	—
Net gain on sale of investment securities	9,405	22,673	11,349	96,195
Net gain/(loss) recognized in earnings	9,405	(40,957)	2,439,888	32,565
TOTAL NON-INTEREST INCOME	638,290	254,392	3,499,546	674,213
GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	284,427	165,887	603,386	340,621
Occupancy and equipment expenses	112,221	90,304	233,091	182,548
Technology expense	43,798	31,425	84,068	60,120
Outside services	43,150	20,182	79,109	38,084
Marketing expense	11,119	8,203	25,219	15,211
Loan expense	88,291	17,825	157,299	37,679
Other administrative expenses	287,232	44,853	428,347	84,655
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	870,238	378,679	1,610,519	758,918
OTHER EXPENSES:
Amortization of intangibles	20,892	7,118	32,940	14,816
Deposit insurance premiums and other expenses	14,553	20,613	28,970	43,250
Loss on debt extinguishment	—	24	3,635	270
Impairment of long-lived assets	97,546	—	97,546	—
TOTAL OTHER EXPENSES	132,991	27,755	163,091	58,336
INCOME BEFORE INCOME TAXES	539,061	223,235	3,466,711	611,404
Income tax provision	199,746	35,308	1,249,753	137,978
NET INCOME INCLUDING NONCONTROLLING INTEREST	$339,315	$187,927	$2,216,958	$473,426
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	136,473	—	$244,213	$—
NET INCOME ATTRIBUTABLE TO SHUSA	$202,842	$187,927	$1,972,745	$473,426
See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2014	2013	2014	2013
	(in thousands)
NET INCOME INCLUDING NONCONTROLLING INTEREST	$339,315	$187,927	$2,216,958	$473,426
OTHER COMPREHENSIVE INCOME/(LOSS), NET OF TAX
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments	(1,119)	14,225	6,641	25,054
Net unrealized gains/(losses) on investment securities	46,127	(208,729)	128,988	(272,868)
Pension and post-retirement actuarial gain	273	549	835	1,098
TOTAL OTHER COMPREHENSIVE (LOSS)/INCOME	45,281	(193,955)	136,464	(246,716)
COMPREHENSIVE INCOME/(LOSS)	$384,596	$(6,028)	$2,353,422	$226,710
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	$136,473	$—	$244,213	$—
COMPREHENSIVE INCOME/(LOSS) ATTRIBUTABLE TO SHUSA	$248,123	$(6,028)	$2,109,209	$226,710

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDER’S EQUITY
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2014 AND 2013
(Unaudited)
(in thousands)

	Common Shares Outstanding	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Stockholder's Equity
Balance, December 31, 2012	520,307	$195,445	$12,211,636	$54,334	$780,587	$13,242,002
Comprehensive income/(loss)	—	—	—	(246,716)	473,426	226,710
Stock issued in connection with employee benefit and incentive compensation plans	—	—	(1,441)	—	—	(1,441)
Dividends paid on preferred stock	—	—	—	—	(7,300)	(7,300)
Balance, June 30, 2013	520,307	$195,445	$12,210,195	$(192,382)	$1,246,713	$13,459,971

	Common Shares Outstanding	Preferred Stock	Common Stock	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, December 31, 2013	520,307	$195,445	$12,209,816	$(254,368)	$1,394,090	—	$13,544,983
Comprehensive income	—	—	—	136,464	1,972,745		2,109,209
SCUSA Change in Control(1)			—			3,813,275	3,813,275
Issuance of common stock	10,084		2,521,000			—	2,521,000
Stock issued in connection with employee benefit and incentive compensation plans	—	—	(1,207)	—	—		(1,207)
Dividends paid on preferred stock	—	—	—	—	(7,300)	—	(7,300)
Balance, June 30, 2014	530,391	$195,445	$14,729,609	$(117,904)	$3,359,535	3,813,275	$21,979,960
(1) Refer to Note 3 to the Condensed Consolidated Financial Statements for further discussion.

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six-Month Period Ended June 30,
	2014	2013
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interest	$2,216,958	$473,426
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on SCUSA Change in Control	(2,291,003)	—
Net gain on sale of SCUSA shares	(137,536)	—
Gain on sale of branches	(10,648)	—
Provision for credit losses	1,021,364	26,850
Deferred taxes	854,940	104,599
Depreciation, amortization and accretion	305,517	147,506
Net gain on sale of loans	(47,303)	(50,876)
Net gain on sale of investment securities	(11,349)	(96,195)
Net gain on sale of leased vehicles	(5,576)	—
OTTI recognized in earnings	—	63,630
Loss on debt extinguishment	3,635	270
Net (gain)/loss on real estate owned and premises and equipment	(3,590)	2,213
Stock-based compensation	2,840	(1,441)
Equity earnings from equity method investments	(12,226)	(294,737)
Distributions from equity method investments, net	(13,498)	191,997
Originations of loans held for sale, net of repayments	(2,264,013)	(2,440,144)
Purchases of loans held-for-sale	—	(13,841)
Proceeds from sales of loans held-for-sale	2,587,625	2,840,519
Purchases of trading securities	(211,590)	—
Proceeds from sales of trading securities	86,474	—
Net change in:
Other assets and bank owned life insurance	955,627	162,479
Other liabilities	(683,581)	(287,920)
Other	(3,558)	38,741
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,339,509	867,076

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available-for-sale investment securities	289,881	5,695,170
Proceeds from prepayments and maturities of available-for-sale investment securities	1,179,870	2,144,432
Purchases of available-for-sale investment securities	(1,286,348)	(3,362,266)
Proceeds from sales of other investments	166,012	66,240
Purchases of other investments	(194,110)	(22,260)
Net change in restricted cash	(88,255)	354,275
Proceeds from sales of loans held for investment	952,864	69,554
Purchases of loans held for investment	(1,039,938)	(430,686)
Net change in loans other than purchases and sales	(4,974,462)	2,716,422
Purchases of leased vehicles	(3,162,089)	—
Proceeds from the sale of leased vehicles	364,833	—
Manufacturer incentives	479,924	—
Proceeds from sales of real estate owned and premises and equipment	632,614	27,640
Purchases of premises and equipment	(141,599)	(86,911)
Net cash transferred on the sale of branches	(151,286)	—
Proceeds from sale of SCUSA shares	320,145	—
Cash acquired in SCUSA Change in Control	11,076	—
NET CASH PROVIDED BY/(USED IN) INVESTING ACTIVITIES	(6,640,868)	7,171,610

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	552,862	(1,061,280)
Net change in short-term borrowings	(157,976)	(6,594,941)
Net proceeds from long-term borrowings	18,173,797	—
Repayments of long-term borrowings	(16,684,629)	(260,058)
Proceeds from FHLB advances (with maturities greater than 90 days)	—	1,500,000
Repayments of FHLB advances (with maturities greater than 90 days)	813,635	(40,494)
Net change in advance payments by borrowers for taxes and insurance	12,957	23,671
Cash dividends paid to preferred stockholders	(7,300)	(7,300)
Dividends paid to noncontrolling interest	(20,667)	—
Proceeds from the issuance of common stock	1,777,381	—
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	4,460,060	(6,440,402)

NET CHANGE IN CASH AND CASH EQUIVALENTS	158,701	1,598,284
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,226,947	2,220,811
CASH AND CASH EQUIVALENTS, END OF PERIOD	$4,385,648	$3,819,095

SUPPLEMENTAL DISCLOSURES
Income taxes paid/(received), net	$(399,502)	$60,970
Interest paid	552,892	401,074

NON-CASH TRANSACTIONS(1)
Loans transferred to other real estate owned	26,458	35,608
Loans transferred to repossessed vehicles	601,659	—
Loans transferred from held for investment to held for sale, net	225,262	14,898
Conversion of debt to common equity	750,000	—
Liquidation of common equity securities	24,742	—
(1) The Change in Control and subsequent consolidation of SCUSA was accounted for as a non-cash transaction. See Note 3 to the Condensed Consolidated Financial Statements for detail on the Change in Control.

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

Santander Consumer USA Holdings Inc. (together with its subsidiaries, "SCUSA") has a controlling interest in Santander Consumer USA Inc., which is headquartered in Dallas, Texas, and is a full-service, technology-driven consumer finance company focused on vehicle finance and unsecured consumer lending products.

On January 23, 2014, SCUSA's registration statement for an initial public offering (the "IPO") of shares of its common stock (the “SCUSA Common Stock”), was declared effective by the Securities and Commission (the "SEC"). Prior to the IPO, the Company owned approximately 65% of the shares of SCUSA's common stock.

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

See Note 3 to the Condensed Consolidated Financial Statements for a detailed discussion of SCUSA’s acquisition by the Company in accordance with the accounting guidance on business combinations.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Reclassifications

Core Deposit Intangibles

The Company reclassified approximately $34.6 million of definite-lived intangible assets from Other Assets to Core Deposit Intangibles and Other Intangibles within the Consolidated Balance Sheets at December 31, 2013. The Company previously classified such definite lived intangibles within Other Assets as they did not meet the quantitative thresholds for separate presentation. Due to the increase of the intangible assets during the current quarter, as a result of the Change in Control further discussed in Note 3, the Company disclosed the intangible assets as a separate line item within the condensed Consolidated Balance Sheet at June 30, 2014. Accordingly, prior period amounts were reclassified to conform to current period presentation.
This reclassification had no effect on any other consolidated financial statements.

Loan portfolio segments

As further discussed in Note 5, the Company discloses the information about credit quality of the financing receivable at the portfolio segment reflective of the current credit management practices by the Company. At March 31, 2014, management updated the presentation of portfolio segments within its retail and commercial portfolio classes to the most recent reflection of management’s credit management practices. Accordingly, prior period information at portfolio segment level was recast to conform to current period presentation.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Business Combinations

The Company records the identifiable assets acquired, the liabilities assumed, and any non-controlling interests of companies that are acquired at their estimated fair value at the date of acquisition, and includes the results of operations of the acquired companies in the Condensed Consolidated Statement of Operations from the date of acquisition. The Company recognizes as goodwill the excess of the acquisition price over the estimated fair value of the net assets acquired. As discussed above, the Company has accounted for its acquisition of SCUSA as a business combination. See Note 3 for a detailed discussion of this transaction.

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

Subsequent Events

The Company evaluated events from the date of the Condensed Consolidated Financial Statements on June 30, 2014 through the issuance of these Condensed Consolidated Financial Statements and has determined that there have been no material events that would require recognition in its Condensed Consolidated Financial Statements or disclosure in the Notes to the Condensed Consolidated Financial Statements for the quarter ended June 30, 2014 except for the transfer of approximately $695.0 million of troubled debt restructurings and non-performing loans classified as held for investment to loans held for sale on August 6, 2014 disclosed in Note 5 of these Condensed Consolidated Financial Statements.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

The Company recognizes revenue from servicing commercial mortgages and consumer loans as earned. Mortgage banking revenue/(expense) includes fees associated with servicing loans for third parties based on the specific contractual terms and changes in the fair value of MSR. Gains or losses on sales of residential mortgage, multi-family and home equity loans are included within mortgage banking revenues and are recognized when the sale is complete.

Service charges on deposit accounts are recognized when earned.

Income from BOLI represents increases in the cash surrender value of the policies, as well as insurance proceeds and interest.

Income from finance leases is recognized as part of interest income over the term of the lease using the constant effective yield method; while income arising from operating leases is recognized as part of other non-interest income over the term of the lease on a straight-line basis.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and amounts due from depository institutions, interest-bearing deposits in other banks, federal funds sold, and securities purchased under agreements to resell. Cash and cash equivalents have maturities of three months or less, and, accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value. As of June 30, 2014, the Company has maintained balances in various operating and money market accounts in excess of federally insured limits.

Cash deposited to support securitization transactions, lockbox collections, and related required reserve accounts are recorded in the Company's Condensed Consolidated Balance Sheet as of June 30, 2014 as restricted cash. Excess cash flows generated by securitization trusts (the "Trusts") are added to the restricted cash reserve account, creating additional over-collateralization until the contractual securitization requirement has been reached. Once the targeted reserve requirement is satisfied, additional excess cash flows generated by the Trusts are released to the Company as distributions from the Trusts. Lockbox collections are added to restricted cash and released when transferred to the appropriate warehouse line of credit or Trust. The Company also maintains restricted cash primarily related to cash posted as collateral related to derivative agreements and cash restricted for investment purposes.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Investment Securities and Other Investments

Investments that are purchased principally for the purpose of selling them in the near term are classified as trading securities and carried at fair value, with changes in fair value recorded as a component of the Condensed Consolidated Statements of Operations. Investment securities that the Company has the intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost. Securities expected to be held for an indefinite period of time are classified as available for sale and are carried at fair value, with temporary unrealized gains and losses reported as a component of accumulated other comprehensive income within stockholder's equity, net of estimated income taxes.

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible other-than-temporary impairment (“OTTI”). The Company conducts a comprehensive security-level impairment assessment quarterly on all securities with a fair value that is less than their amortized cost basis to determine whether the loss represents OTTI. The quarterly OTTI assessment takes into consideration whether the Company has the intent to sell or is more likely than not that it will be required to sell the security before the expected recovery of its amortized cost. The Company also considers whether or not it would expect to receive all of the contractual cash flows from the investment based on its assessment of the security structure, recent security collateral performance metrics, external credit ratings, failure of the issuer to make scheduled interest or principal payments, judgment and expectations of future performance, and relevant independent industry research, analysis and forecasts. The Company also considers the severity of the impairment in its assessment. In the event of a credit loss, the credit component of the impairment is recognized within non-interest income, and the non-credit component is recognized through accumulated other comprehensive income.

Realized gains and losses on sales of investments securities are included in earnings as part of non-interest income.

Other investments include the Company's investment in the stock of the Federal Home Loan Bank ("FHLB") of Pittsburgh and debentures of the FHLB, the Federal Reserve Bank ("FRB"), the Federal National Mortgage Association (“FNMA”), and the Federal Home Loan Mortgage Corporation (“FHLMC”). Although FHLB stock is an equity interest in an FHLB, it does not have a readily determinable fair value, because its ownership is restricted and it is not readily marketable. FHLB stock can be sold back only at its par value of $100 per share and only to FHLBs or to another member institution. Accordingly, FHLB stock is carried at cost. The Company evaluates this investment for impairment on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

See Note 4 to the Condensed Consolidated Financial Statements for detail on the Company's investments.

Loans held for investment

Loans held for investment include commercial and consumer loans originated by the Company as well as retail installment and personal unsecured loans acquired in connection with the Change in Control.

Loans held for investment Pre Change in Control

Loans held for investment are reported net of loan origination fees, direct origination costs and discounts and premiums associated with purchased loans and unearned income. Interest on loans is credited to income as it is earned. Loan origination fees and certain direct loan origination costs are deferred and recognized as adjustments to interest income in the Condensed Consolidated Statements of Operations over the contractual life of the loan generally utilizing the effective interest rate method. Premiums and discounts associated with loans purchased by the Bank are deferred and amortized as adjustments to interest income generally utilizing the effective interest rate method using estimated prepayment speeds, which are updated on a quarterly basis. Interest income is not recognized on loans when the loan payment is 90 days or more delinquent for commercial loans and consumer loans, including credit cards, or sooner if management believes the loan has become impaired. Credit cards are charged off when they are 180 days delinquent or within 60 days after the receipt of notification of the cardholder’s death or bankruptcy.

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

When loans held for investment are re-designated as loans held for sale ("LHFS"), any specific and allocated allowance for credit losses are charged-off to reduce the basis of the loans to the lower of cost or estimated fair value.

Retail installment contracts and Personal unsecured loans

Included in loans held for investment are retail installment contracts and personal unsecured loans that were acquired from the Change in Control of SCUSA and which the Company intends to hold for the foreseeable future or until maturity. Retail installment contracts consist largely of nonprime automobile finance receivables that are acquired individually from dealers at a nonrefundable discount. Retail installment contracts also include receivables originated through a direct lending program and loan portfolios purchased from other lenders. Personal unsecured loans include both revolving and amortizing term finance receivables acquired individually and also include private label revolving lines of credit.

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

Interest from these loans is accrued when earned in accordance with the terms of the retail installment contracts. The accrual of interest is discontinued and reversed once a retail installment contract becomes more than 60 days past due, and is resumed if a delinquent account subsequently becomes 60 days or less past due. Unsecured revolving and term loans continue to accrue interest until they are 180 and 120 days past due, respectively, at which point they are charged off.

Troubled debt restructurings

Troubled debt restructurings (“TDRs”) are loans that have been modified for which the Company has agreed to make certain concessions to customers to both meet the needs of the customers and maximize the ultimate recovery of the loan. TDRs occur when a borrower is experiencing, or is expected to experience, financial difficulties and the loan is modified involving a concession that would otherwise not be granted to the borrower. TDRs are generally placed on non-accrual status until the Company believes repayment under the revised terms is reasonably assured and a sustained period of repayment performance has been achieved (typically defined as six months for a monthly amortizing loan). All costs incurred by the Company in connection with a TDR are expensed as incurred. The TDR classification remains on the loan until it is paid in full or liquidated.

Impaired loans are defined as all TDRs plus non-accrual commercial loans in excess of $1 million as of the balance sheet date. The Company also considers all individually acquired retail installment contracts that have been modified at least once, deferred for a period of 90 days or more, or deferred at least twice as TDRs. In addition, the Company may perform a specific reserve analysis on loans that fail to meet this threshold if the nature of the collateral or business conditions warrant. As of June 30, 2014, the Company is performing a specific reserve analysis on certain loans within the Corporate Banking and remaining commercial classes of financing receivables, regardless of loan size.

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

Loans Held-for-Sale

Loans held-for-sale are recorded at either estimated fair value (if the fair value option is elected) or the lower of cost or fair value. The Company has elected to account for residential real estate mortgages originated with the intent to sell at fair value. Generally, residential loans are valued on an aggregate portfolio basis, and commercial loans are valued on an individual loan basis. Gains and losses on LHFS which are accounted for at fair value are recorded in other non-interest income. Direct loan origination costs and fees are recorded in other non-interest income at origination. The fair value of LHFS is based on what secondary markets are currently offering for portfolios with similar characteristics, and related gains and losses are recorded in non-interest income. All other LHFS, including retail installment contracts which the Company does not have the intent and ability to hold for the foreseeable future or until maturity or payoff, are carried at the lower of cost or fair value. For LHFS recorded at the lower of cost or fair value, direct loan origination costs and fees are deferred at origination and are recognized in other non-interest income at the time of sale.

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

Risk factors are continuously reviewed and revised by management when conditions warrant. A comprehensive analysis of the Allowance for credit losses is performed by the Company on a quarterly basis. In addition, a review of allowance levels based on nationally published statistics is conducted on at least an annual basis.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

The factors supporting the Allowance for credit losses do not diminish the fact that the entire Allowance for credit losses is available to absorb losses in the loan portfolio and related commitment portfolio, respectively. The Company's principal focus, therefore, is on the adequacy of the total Allowance for credit losses.

The Allowance for credit losses is subject to review by banking regulators. The Company's primary bank regulators conduct examinations of the Allowance for credit losses and make assessments regarding its adequacy and the methodology employed in its determination.

See Note 5 to the Condensed Consolidated Financial Statements for detail on the Company's loans and related allowance.

Leases

The Company provides financing for various types of equipment, aircraft, energy and power systems, and automobiles through a variety of lease arrangements.

Prior to the Change in Control, leased vehicles under operating leases were carried at amortized cost net of accumulated depreciation and any impairment charges and are presented as Leased Vehicles, net in the Company’s Condensed Consolidated Balance Sheets. As a result of the Change in Control, the assets acquired were adjusted to an estimated fair value. Leased vehicles purchased in connection with newly originated operating leases will be recorded at amortized cost. The depreciation expense of the vehicles is recognized on a straight-line basis over the contractual term of the leases to the expected residual value. The expected residual value and, accordingly, the monthly depreciation expense may change throughout the term of the lease. The Company estimates expected residual values using independent data sources and internal statistical models that take into consideration economic conditions, current auction results, the Company’s remarketing abilities, and manufacturer vehicle and marketing programs.

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

The Company’s investments in leases that are accounted for as direct financing leases are carried at the aggregate of lease payments plus estimated residual value of the leased property less unearned income and are reported as part loans held for investment in the Company’s Condensed Consolidated Balance Sheets. Leveraged leases, a form of financing lease, are carried net of non-recourse debt. We recognize income over the term of the lease using the constant effective yield method.

Under the accounting for impairment or disposal of long-lived assets, residual values of leased assets under operating leases are evaluated individually for impairment. When aggregate future cash flows from the operating lease, including the expected realizable fair value of the leased asset at the end of the lease, are less than the book value of the lease, an immediate impairment write-down is recognized if the difference is deemed not recoverable. Otherwise, reductions in the expected residual value result in additional depreciation of the leased asset over the remaining term of the lease. Upon disposition, a gain or loss is recorded for any difference between the net book value of the leased asset and the proceeds from the disposition of the asset, including any insurance proceeds. Gains or losses on the sale of leased assets are included in Miscellaneous income, while valuation adjustments on lease residuals are included in Other administrative expense.

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

During the second quarter of 2014, certain changes to the Company’s IT strategy resulted in the Company conducting an assessment of its capitalized costs related to internally developed software classified as held and used. As part of that assessment, the Company identified a number of assets it determined to have no future service potential as well as assets whose carrying values were not considered recoverable in accordance with applicable accounting standards. This assessment resulted in the Company recording an impairment charge of $97.5 million for the quarter ended June 30, 2014.

Expenditures for maintenance and repairs are charged to Occupancy and equipment expense in the Condensed Consolidated Statement of Operations as incurred.

Cost and Equity Method Investments

For investments in limited partnerships, limited liability companies and other investments that are not required to be consolidated, the Company uses either the equity method or the cost method of accounting. The Company uses the equity method for general and limited partnership ownership interests, limited liability companies and other unconsolidated equity investments in which the Company is considered to have significant influence over the operations of the investee. Under the equity method, the Company records the equity ownership share of net income or loss of the investee in "Income/ (expense) from equity method investments". The Company uses the cost method for all other investments. Under the cost method, there is no change to the cost basis unless there is an other-than temporary decline in value or dividends are received. If the decline is determined to be other-than temporary, the Company writes down the cost basis of the investment to a new cost basis that represents realizable value. The amount of the write-down is accounted for as a loss included in "Income/ (expense) from equity method investments". Distributions received from the income of an investee on cost method investments are included in "Income/ (expense) from equity method investments". Investments described above are included in the caption "Equity method investments" on the Condensed Consolidated Balance Sheet.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

The Company tests goodwill for impairment annually on October 1. The Company performed goodwill impairment testing as October 1, 2013 and concluded that goodwill was not impaired. For the quarter ending June 30, 2014, there were no indicators of impairment that resulted in the Company performing an impairment analysis.

The Company has recognized $5.5 billion of goodwill when it obtained a controlling financial interest in SCUSA, which was accounted for as a business combination. Refer to Note 3 to the Condensed Consolidated Financial Statements for details of the business combination and Note 7 to the Condensed Consolidated Financial Statements for detail on the Company's goodwill.

Intangible Assets, excluding Goodwill

The Company's intangible assets consist of assets purchased or acquired through business combinations, including trade names, dealer networks, and core deposit intangibles. Certain intangible assets are amortized over their useful lives. The Company evaluates identifiable intangibles for impairment when an indicator of impairment exists, but not less than annually. Separable intangible assets that are not deemed to have an indefinite life continue to be amortized over their useful lives.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Other Real Estate Owned and Other Repossessed Assets

Other real estate owned (“OREO”) and other repossessed assets consist of properties and other assets acquired by, or in lieu of, foreclosure in partial or total satisfaction of non-performing loans. Assets obtained in satisfaction of a loan is recorded at the lower of cost or estimated fair value minus estimated costs to sell based upon the property's appraisal value at the date of transfer. The excess of the carrying value of the loan over the fair value of the property minus estimated costs to sell are charged to the allowance for loan losses at the initial measurement date. Subsequent to the acquisition date, OREO is carried at the lower of cost or fair value less estimated cost to sell. Any declines in the fair value of OREO below the initial cost basis are recorded through a valuation allowance with a charge to non-interest income. Increases in the fair value of the OREO net of estimated selling costs will reverse the valuation allowance, but only up to the cost basis which was established at the initial measurement date. Costs of holding the property are recorded as operating expenses, except for significant property improvements, which are capitalized to the extent that the carrying value does not exceed the estimated fair value. OREO and other repossessed assets are classified within Other assets on the Consolidated Balance Sheets and totaled$228.2 million and $91.7 million at June 30, 2014 and December 31, 2013, respectively.

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

The Company recognizes in its financial statements tax benefits from tax positions when it is more likely than not the position will be sustained upon examination by tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts. See Note 11 to the Condensed Consolidated Financial Statements for details on the Company's income taxes.

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

NOTE 2. RECENT ACCOUNTING DEVELOPMENTS

In July 2013, the FASB issued ASU 2013-11, an update to ASC 740, "Income Taxes." This ASU requires unrecognized tax benefits, or a portion of those benefits, to be presented in the statement of financial position as a reduction to a deferred tax asset for net operating loss carryforwards, similar tax losses, or tax credit carryforwards. The ASU includes an exception that, if the net operating loss carryforwards, similar tax losses, or tax credit carryforwards are not available to settle any additional income taxes that would result from the disallowance of a tax position at the reporting date or the tax law of the applicable jurisdiction does not require the entity to use them and the entity does not intend to use them, the unrecognized tax benefits for such purpose should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The provisions of this update were effective for the Company on January 1, 2014 and were applied prospectively. The implementation of this guidance did not have a significant impact on the Company's financial position or results of operations or disclosures. The Company's adoption of this ASU resulted in a $93.9 million reduction in deferred tax assets as of June 30, 2014.

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

In January 2014, the FASB issued ASU 2014-04, an update to ASC 310, "Receivables." The ASU clarifies when an in-substance repossession or foreclosure occurs that would require the transfer of a mortgage loan to OREO in the statement of financial position. Under this ASU an in-substance repossession or foreclosure occurs when the creditor obtains legal title to the residential real estate property or the borrower conveys all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The new ASU is effective beginning on January 1, 2015, with early adoption permitted. Entities may elect to adopt the new ASU by either using a modified retrospective transition method or a prospective transition method. The Company is currently evaluating the impact of this ASU on its financial position, results of operations and disclosures.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. RECENT ACCOUNTING DEVELOPMENTS (continued)

In May 2014, the FASB issued ASU 2014-09, which created ASC 606 "Revenue from Contracts with Customers," superseding the revenue recognition requirements in ASC 605. This ASU requires an entity to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment includes a five-step process to assist an entity in achieving the main principle(s) of revenue recognition under ASC 605. The amendment will be effective for the Company for the first annual period ending after December 15, 2016, including interim periods within that reporting period, and should be applied on a prospective basis. Early adoption of the guidance is not permitted. The Company is currently evaluating the impact of this ASU on its financial position, results of operations and disclosures.

In June 2014, the FASB issued ASU 2014-11, an amendment to ASC 860 “Transfers and Servicing.” This ASU requires accounting changes for repurchase to maturity and repurchase financing transactions, respectively, which will be accounted for as a secured borrowing agreement on a prospective basis. The ASU also adds additional disclosure requirements related to these transactions. The amendment will be effective for the Company for the first annual period ending after December 15, 2014. The accounting changes for all the transactions affected by this amendment will have the impact recorded as a cumulative-effect adjustment to retained earnings on the date of adoption. The Company is currently evaluating the impact of this ASU on its financial position, results of operations and disclosures.

Also in June 2014, the FASB issued ASU 2014-12, an amendment to ASC 718 “Compensation-Stock Compensation.” This ASU requires that a performance target that affects vesting, and could be achieved after the requisite service period, be treated as a performance condition. Application of existing guidance in ASC 718, as it relates to awards with performance conditions that affect vesting, should continue to be used to account for such awards. The amendment will be effective for the Company for the first reporting period ending after December 15, 2014. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its financial position, results of operations and disclosures.

In August 2014, the FASB issued ASU 2014-14, an amendment to ASC 310-40 “Receivables - Troubled Debt Restructurings by Creditors.” This ASU requires that a government-guaranteed mortgage loan be de-recognized, and that a separate other receivable be recognized, upon foreclosure if the three criteria identified in the ASU are met. Upon foreclosure and meeting the three criteria, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) that is expected to be recovered from the guarantor. The amendment will be effective for the Company for the first reporting period ending after December 15, 2014. Adoption of the amendment by the Company can be either on a prospective or modified retrospective basis. For the prospective basis, the amendment would be applied to foreclosures occurring after the effective date of this amendment. For the modified retrospective basis, the Company would book a cumulative-effect adjustment (reclassification to other receivables as stated in the amendment) as of the beginning of the annual period of adoption. Prior periods should not be adjusted. The Company is currently evaluating the impact of this ASU on its financial position, results of operations and disclosures.

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

January 28, 2014
(dollars in thousands)
Fair value of noncontrolling interest in SCUSA	$3,273,265
Fair value of SCUSA employee vested stock options	210,181
Fair value of SHUSA remaining ownership interest in SCUSA	5,063,881
Fair value of equity-related interests in SCUSA	$8,547,327

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash and cash equivalents	$11,075
Restricted cash	1,704,906
Loan receivables - held for sale	990,137
Loan receivables - retail installment contracts	19,870,790
Loan receivables from dealers	102,689
Loan receivables - unsecured	1,009,896
Premises and equipment	74,998
Leased vehicles, net	2,518,285
Intangibles	768,750
Miscellaneous receivables and other assets	1,061,351
Deferred tax asset	7,137
Borrowings and other debt obligations	(24,497,607)
Accounts payable and accrued liabilities	(551,924)
Total identifiable net assets	3,070,483

Goodwill	$5,476,844

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

January 28, 2014
(dollars in thousands)
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

Goodwill recognized in connection with the Change in Control is attributable to SCUSA's workforce as well as the experience, proven track record, and strong capabilities of its senior management team. The goodwill associated with the Change in Control was allocated to our SCUSA segment and is not deductible for tax purposes.

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

January 28, 2014
(dollars in thousands)

Gain attributable to SCUSA shares sold	$137,536
Gain attributable to the remaining equity interest	2,291,003
Total pre-tax gain	$2,428,539

In connection with the closing of the IPO on January 28, 2014, the Company sold 13,895,243 shares of SCUSA's common stock, which generated a realized gain on sale of $137.5 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. BUSINESS COMBINATIONS (continued)

Proforma Financial Information

The results of SCUSA are included in our results beginning January 28, 2014. The following table summarizes the actual unaudited amounts of Total revenue, net of Total interest expense and Net income including Noncontrolling Interest of SCUSA included in our Condensed Consolidated Financial Statements for the three months ended June 30, 2014 and the supplemental pro forma consolidated Total revenue, net of total interest expense and Net income including noncontrolling interest of SHUSA entity for the three months ended June 30, 2014 and 2013, respectively, as if the Change in Control had occurred on January 1, 2013. These results include the impact of amortizing certain purchase accounting adjustments such as intangible assets as well as fair value adjustments to loans and issued debt. These pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual consolidated results of operations of SHUSA that would have been achieved had the Change in Control occurred at January 1, 2013, nor are they intended to represent or be indicative of future results of operations.

	SCUSA Amounts Included in Results for Period Ended June 30, 2014		Supplemental Pro Forma - Combined
	Three-Month Period Ended	Six-Month Period Ended	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	June 30, 2014		2014 (b)	2013 (b)	2014 (b)	2013 (b)(c)
	(dollars in thousands)

Total Revenue, Net of Total Interest Expense (a)	$1,629,613	$2,681,493	$2,048,393	$1,801,679	$4,020,599	$5,698,465
Net Income including Noncontrolling Interest	302,013	574,747	224,502	451,179	368,940	2,496,624

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

(c) - Included within the Supplemental Pro Forma - Combined Total Revenue, Net of Total Interest Expense and Net Income for the six-months ended June 30, 2013 are a non-recurring gains of $2.43 billion and $1.53 billion, respectively, that arose on the remeasurement of SHUSA's equity method investment in SCUSA to fair value.

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

NOTE 4. INVESTMENT SECURITIES

Available-for-sale

Investment Securities Summary - Available-for-sale

The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of securities available-for-sale at the dates indicated:

	June 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
U.S. Treasury and government agency securities	$8,000	$—	$—	$8,000
Corporate debt securities	2,191,038	46,151	(2,840)	2,234,349
Asset-backed securities	2,584,562	23,251	(3,152)	2,604,661
Equity securities	10,473	2	(312)	10,163
State and municipal securities	1,807,170	36,355	(13,249)	1,830,276
Mortgage-backed securities:
U.S. government agencies	1,910,373	511	(44,925)	1,865,959
FHLMC and FNMA debt securities	3,260,969	1,356	(154,523)	3,107,802
Non-agency securities	13,579	253	—	13,832
Total investment securities available-for-sale	$11,786,164	$107,879	$(219,001)	$11,675,042

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
U.S. Treasury and government agency securities	$24,993	$4	$—	$24,997
Corporate debt securities	2,195,004	35,611	(12,435)	2,218,180
Asset-backed securities	2,727,235	9,345	(4,350)	2,732,230
Equity securities	10,331	—	(490)	9,841
State and municipal securities	1,891,996	20,515	(62,362)	1,850,149
Mortgage-backed securities:
U.S. government agencies	1,904,178	134	(103,889)	1,800,423
FHLMC and FNMA debt securities	3,202,428	1,486	(207,392)	2,996,522
Non-agency securities	13,898	—	—	13,898
Total investment securities available-for-sale	$11,970,063	$67,095	$(390,918)	$11,646,240

The Company continuously evaluates its investment strategies in light of changes in the regulatory and market environments that could have an impact on capital and liquidity. Based on this evaluation, it is reasonably possible that the Company may elect to pursue other strategies relative to its investment securities portfolio.

As of June 30, 2014 and December 31, 2013, the Company had investment securities available-for-sale with an estimated fair value of $3.5 billion and $3.6 billion, respectively, pledged as collateral, which was made up of the following: $2.6 billion were pledged to secure public fund deposits for both periods; $361.2 million and $445.9 million, respectively, were pledged at various brokers to secure repurchase agreements, support hedging relationships, and for recourse on loan sales; and $512.4 million and $562.3 million, respectively, were pledged to secure the Bank's customer overnight sweep product.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

At June 30, 2014 and December 31, 2013, the Company had $55.8 million and $60.5 million, respectively, of accrued interest related to investment securities.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. INVESTMENT SECURITIES (continued)

The Company's state and municipal bond portfolio primarily consists of general obligation bonds of states, cities, counties and school districts. The portfolio had a weighted average underlying credit risk rating of AA as of June 30, 2014. The largest geographic concentrations of state and local municipal bonds are in Texas, Florida and California, which represented 15.3%, 12.1%, and 11.1%, respectively, of the total portfolio. No other state comprised more than 10% of the total portfolio.

Contractual Maturity of Debt Securities

Contractual maturities of the Company’s debt securities available-for-sale at June 30, 2014 are as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$449,148	$451,412
Due after 1 year but within 5 years	3,062,277	3,120,848
Due after 5 years but within 10 years	1,107,476	1,110,344
Due after 10 years	7,156,790	6,982,275
Total	$11,775,691	$11,664,879

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Gross Unrealized Loss and Fair Value of Securities Available-for-Sale

The following tables present the aggregate amount of unrealized losses as of June 30, 2014 and December 31, 2013 on securities in the Company’s investment portfolio classified according to the amount of time that those securities have been in a continuous loss position:

	June 30, 2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate debt securities	$67,225	$(129)	$216,573	$(2,711)	$283,798	$(2,840)
Asset-backed securities	576,287	(2,534)	95,495	(618)	671,782	(3,152)
Equity securities	30	—	9,854	(312)	9,884	(312)
State and municipal securities	103,244	(345)	514,405	(12,904)	617,649	(13,249)
Mortgage-backed securities:
U.S. government agencies	98,283	(205)	1,677,833	(44,720)	1,776,116	(44,925)
FHLMC and FNMA debt securities	162,874	(3,612)	2,735,174	(150,911)	2,898,048	(154,523)
Total	$1,007,943	$(6,825)	$5,249,334	$(212,176)	$6,257,277	$(219,001)

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

As a result of rising market interest rates, management made the decision during the second quarter of 2013 to reposition its balance sheet. Consistent with this strategy, the Company designated certain available-for-sale securities with a book value of $2.5 billion to be sold, which were in an unrealized loss position due to changes in market rates and asset spreads. The intent to sell these securities resulted in the Company recording $63.6 million of OTTI in the Condensed Consolidated Statement of Operations during the second quarter of 2013. The Company did not record any OTTI in earnings related to its investment securities in the first quarter of 2013 or in the three-month and six-month periods ended June 30, 2014.

Management has concluded that the remaining unrealized losses on its debt and equity securities for which it has not recognized OTTI (which was comprised of 228 individual securities at June 30, 2014) are temporary in nature since (1) they are not related to the underlying credit quality of the issuers, (2) the entire contractual principal and interest due on these securities is currently expected to be recoverable, (3) the Company does not intend to sell these investments at a loss and (4) it is more likely than not that the Company will not be required to sell the investments before recovery of the amortized cost basis, which may be at maturity. Accordingly, the Company has concluded that the impairment on these securities is not other-than-temporary.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. INVESTMENT SECURITIES (continued)

Gains (Losses) and Proceeds on Sales of Securities

Proceeds from sales of investment securities and the realized gross gains and losses from those sales are as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Proceeds from the sales of available-for-sale securities	$201,768	$3,107,987	$289,881	$5,695,170

Gross realized gains	9,472	41,657	11,416	115,181
Gross realized losses	(67)	(18,984)	(67)	(18,986)
OTTI	—	(63,630)	—	(63,630)
Net realized gains/(losses)	$9,405	$(40,957)	$11,349	$32,565

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

The net gain realized for the three-month period ended June 30, 2014 was primarily comprised of the sale of state and municipal securities with a book value of $89.0 million for a gain of $5.2 million, the sale of corporate debt securities with a book value of $63.2 million for a gain of $2.7 million, and the sale of MBS with a book value of $21.6 million for a gain of $1.3 million. The net gain realized for the six-month period ended June 30, 2014 was primarily comprised of the sale of state and municipal securities with a book value of $89.0 million for a gain of $5.2 million, the sale of corporate debt securities with a book value of $346.4 million for a gain of $4.6 million, and the sale of MBS with a book value of $21.6 million for a gain of $1.3 million. The net gain realized, excluding OTTI, for the three-month period ended June 30, 2013 was primarily comprised of the sale of collateralized mortgage obligations with a book value of $2.7 billion for a gain of $35.7 million, offset by fair market value changes on derivative positions related to investment sales. The net gain realized, excluding OTTI, for the six-month period ended June 30, 2013 was primarily comprised of the sale of collateralized mortgage obligations with a book value of $4.1 billion for a gain of $69.0 million and the sale of corporate debt securities with a book value of $905.7 million for a gain of $34.7 million.

Trading Securities

The Company held $125.1 million of trading securities as of June 30, 2014. There were no trading securities at December 31, 2013. The Company recognized $1.5 million of gains on trading securities for the three-month and six-month periods ended June 30, 2014, which included $1.7 million of gains on trading securities sold, offset by $0.2 million of unrealized losses on trading securities still held as of June 30, 2014. Gains and losses on trading securities are recorded within Mortgage banking income, net, in the Company's Condensed Consolidated Statement of Operations.

Other Investments

Other investments primarily include the Company's investment in the stock of the FHLB of Pittsburgh and the FRB with carrying amounts of $828.6 million and $800.5 million as of June 30, 2014 and December 31, 2013, respectively. The stocks do not have readily determinable fair values because their ownership is restricted and they lack a market. The stocks can be sold back only at their par value of $100 per share and only to FHLBs or the FRB. Accordingly, these stocks are carried at cost. During the three-month and six-month periods ended June 30, 2014, the Company sold $11.9 million and $166.0 million, respectively, of FHLB stock at par. There was no gain or loss associated with these sales.

The Company evaluates these investments for impairment based on the ultimate recoverability of the par value, rather than by recognizing temporary declines in value.

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Overall

The Company's loans are reported at their outstanding principal balances net of any unearned income, cumulative charge-offs, unamortized deferred fees and costs on originated loans and unamortized premiums or discounts on purchased loans. The Company maintains an allowance for credit losses to provide for losses inherent in its portfolios. Certain loans are pledged as collateral for borrowings, securitizations, or special purpose entities ("SPEs"). These loans totaled $55.0 billion at June 30, 2014 and $36.2 billion at December 31, 2013. The increase is primarily driven by the consolidation of SCUSA in connection with the Change in Control.

The Company engages in direct and leveraged lease financing, which totaled $1.1 billion at June 30, 2014 and $1.0 billion at December 31, 2013. Direct financing leases are recorded as the aggregate of minimum lease payments receivable plus the estimated residual value of the leased property, less unearned income. Leveraged leases, a form of direct financing leases, are recorded net of related non-recourse debt. Financing leases are included within commercial and industrial loans.

Loans that the Company has the intent to sell are classified as LHFS. The LHFS portfolio balance at June 30, 2014 was $290.4 million, compared to $128.9 million at December 31, 2013. LHFS in the residential mortgage portfolio are reported at fair value. All other LHFS are accounted for at the lower of cost or market. For discussion on the valuation of LHFS at fair value, see Note 16 to the Condensed Consolidated Financial Statements.

Interest income on loans is accrued based on the contractual interest rate and the principal amount outstanding, except for those loans classified as non-accrual. At June 30, 2014 and December 31, 2013, accrued interest receivable on the Company's loans was $471.8 million and $135.3 million, respectively.

During the six months ended June 30, 2014, the Company purchased $816.5 million of performing multifamily loans.

On August 6, 2014, the Company transferred approximately $695.0 million of troubled debt restructurings and non-performing loans classified as held for investment to loans held for sale.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Loan and Lease Portfolio Composition

The following table presents the composition of the gross loans held for investment by type of loan and by fixed and variable rates at the dates indicated:

	June 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial loans held for investment:
Commercial real estate loans	$8,897,785	11.8%	$9,303,885	18.6%
Commercial and industrial loans	14,954,380	19.8%	12,820,417	25.7%
Multi-family loans	9,229,611	12.2%	8,237,029	16.5%
Other commercial(2)	1,920,217	2.4%	1,789,891	3.6%
Total commercial loans held for investment	35,001,993	46.2%	32,151,222	64.4%
Consumer loans secured by real estate:
Residential mortgages	9,503,023	12.6%	9,561,187	19.2%
Home equity loans and lines of credit	6,190,475	8.2%	6,311,694	12.6%
Total consumer loans secured by real estate	15,693,498	20.8%	15,872,881	31.8%
Consumer loans not secured by real estate:
Retail installment contracts and auto loans	21,623,534	28.6%	81,804	0.2%
Personal unsecured loans	1,861,805	2.5%	493,785	1.0%
Other consumer(3)	1,457,058	1.9%	1,321,985	2.6%
Total consumer loans	40,635,895	53.8%	17,770,455	35.6%
Total loans held for investment(1)	$75,637,888	100.0%	$49,921,677	100.0%
Total loans held for investment:
Fixed rate	$47,478,105	62.8%	$23,431,663	46.9%
Variable rate	28,159,783	37.2%	26,490,014	53.1%
Total loans held for investment(1)	$75,637,888	100.0%	$49,921,677	100.0%

(1)Total loans held for investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net decrease in loan balances of $2.2 billion as of June 30, 2014 and a net increase in loan balances of $122.6 million as of December 31, 2013, respectively. The significant fluctuation between periods is due to the purchase accounting marks resulting from the Change in Control of SCUSA.
(2)Other commercial primarily includes commercial equipment vehicle funding ("CEVF") and loans.
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The commercial segmentation reflects line of business distinctions. The three commercial real estate line of business distinctions include “Corporate banking” which includes commercial & industrial owner-occupied real estate, “Middle market commercial real estate” which represents the portfolio of specialized lending for investment real estate, including financing for continuing care retirement communities and “Santander real estate capital” which is the commercial real estate portfolio of the specialized lending group. "Commercial and industrial" loans includes non-real estate-related commercial and industrial loans. "Multifamily" represents loans for multi-family residential housing units. “Other commercial” primarily represents the CEVF business.

The following table reconciles the Company's recorded investment classified by its major loan classifications to its commercial loan classifications utilized in its determination of the allowance for loan losses and other credit quality disclosures at June 30, 2014 and December 31, 2013, respectively:

Commercial Portfolio Segment(2)
Major Loan Classifications(1)	June 30, 2014	December 31, 2013
	(in thousands)
Commercial loans held for investment:
Commercial real estate:
Corporate Banking	$3,412,053	$3,767,869
Middle Markets Real Estate(3)	$3,599,924	$3,510,371
Santander Real Estate Capital	$1,885,808	$2,025,645
Total commercial real estate	$8,897,785	9,303,885
Commercial and industrial loans(4)	14,954,380	12,820,417
Multi-family loans	9,229,611	8,237,029
Other commercial	1,920,217	1,789,891
Total commercial loans held for investment	$35,001,993	$32,151,222

(1)	These represent the Company's loan categories based on the SEC's Regulation S-X, Article 9.

(2)	These represent the Company's loan classes used to determine its allowance for loan and lease losses in accordance with ASC 310-10.

(3)	Middle markets commercial real estate excluded $11.2 million and $0.0 million of LHFS at June 30, 2014 and December 31, 2013, respectively.

(4)	Commercial and industrial loans excluded $41.1 million and $17.9 million of LHFS at June 30, 2014 and December 31, 2013, respectively.

The Company's portfolio segments are substantially the same as its financial statement categorization of loans for the consumer loan populations. “Residential mortgages” includes mortgages on residential property including single family and 1-4 family units. "Home equity loans and lines of credit” includes all organic home equity contracts and purchased home equity portfolios. "Retail installment contracts and auto loans" includes the Company's direct automobile loan portfolios, but excludes recreational vehicle (RV) and marine retail installment contracts. "Personal unsecured loans" includes personal revolving loans and credit cards. “Other consumer” includes an acquired portfolio of marine and RV contracts as well as indirect auto loans.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consumer Portfolio Segment(2)
Major Loan Classifications(1)	June 30, 2014	December 31, 2013
	(in thousands)
Consumer loans secured by real estate:
Residential mortgages(3)	9,503,023	9,561,187
Home equity loans and lines of credit	6,190,475	6,311,694
Total consumer loans secured by real estate	15,693,498	15,872,881
Consumer loans not secured by real estate:
Retail installment contracts and auto loans(4)	21,623,534	81,804
Personal unsecured loans	1,861,805	493,785
Other consumer	1,457,058	1,321,985
Total consumer loans held for investment	$40,635,895	$17,770,455

(1)	These represent the Company's loan categories based on the SEC's Regulation S-X, Article 9.

(2)	These represent the Company's loan classes used to determine its allowance for loan and lease losses in accordance with ASC 310-10.

(3)	Home mortgages excludes $148.7 million and $111.0 million of LHFS at June 30, 2014 and December 31, 2013, respectively.

(4)	Retail installment contracts and auto loans excludes $89.4 million and $0.0 million of LHFS at June 30, 2014 and December 31, 2013, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Allowance for Credit Losses Rollforward by Portfolio Segment
The activity in the allowance for credit losses by portfolio segment for the three-month and six-month periods ended June 30, 2014 and 2013 was as follows:

	Three-Month Period Ended June 30, 2014
	Commercial	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses, beginning of period	$434,160	$631,942	$44,490	$1,110,592
(Recovery of)/Provision for loan losses	(55,784)	752,307	(5,489)	691,034
Charge-offs	(22,886)	(614,818)	—	(637,704)
Recoveries	4,321	257,613	—	261,934
Charge-offs, net of recoveries	(18,565)	(357,205)	—	(375,770)
Allowance for loan and lease losses, end of period	$359,811	$1,027,044	$39,001	$1,425,856

Reserve for unfunded lending commitments, beginning of period	$180,000	$—	$—	$180,000
Provision for unfunded lending commitments	(5,000)	—	—	(5,000)
Loss on unfunded lending commitments	(4,726)	—	—	(4,726)
Reserve for unfunded lending commitments, end of period	170,274	—	—	170,274
Total allowance for credit losses, end of period	$530,085	$1,027,044	$39,001	$1,596,130

	Six-Month Period Ended June 30, 2014
	Commercial	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan losses, beginning of period	$443,074	$363,647	$27,616	$834,337
(Recovery of)/Provision for loan losses	(40,496)	1,095,475	11,385	1,066,364
Charge-offs	(52,477)	(762,567)	—	(815,044)
Recoveries	9,710	330,489	—	340,199
Charge-offs, net of recoveries	(42,767)	(432,078)	—	(474,845)
Allowance for loan and lease losses, end of period	$359,811	$1,027,044	$39,001	$1,425,856

Reserve for unfunded lending commitments, beginning of period	$220,000	$—	$—	$220,000
Provision for unfunded lending commitments	(45,000)	—	—	(45,000)
Loss on unfunded lending commitments	(4,726)	—	—	(4,726)
Reserve for unfunded lending commitments, end of period	170,274	—	—	170,274
Total allowance for credit losses, end of period	$530,085	$1,027,044	$39,001	$1,596,130
Ending balance, individually evaluated for impairment(2)	$75,973	$129,633	$—	$205,606
Ending balance, collectively evaluated for impairment	$283,838	$897,411	$39,001	$1,220,250

Financing receivables:
Ending balance	$35,054,313	$40,873,982	$—	$75,928,295
Ending balance, evaluated under the fair value option or lower of cost or fair value(1)	52,320	$1,511,159	$—	$1,563,479
Ending balance, individually evaluated for impairment(2)	$493,556	$603,311	$—	$1,096,867
Ending balance, collectively evaluated for impairment	$34,508,437	$38,759,512	$—	$73,267,949

(1)	Represents LHFS and those loans for which the Company has elected the fair value option

(2)	Consumer loans individually evaluated for impairment consists of loans in TDR status

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Three-Month Period Ended June 30, 2013
	Commercial	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses, beginning of period	$538,116	$385,893	$47,083	$971,092
(Recovery of)/Provision for loan losses	(1,954)	15,570	(3,616)	10,000
Charge-offs	(36,247)	(42,528)	—	(78,775)
Recoveries	9,137	13,408	—	22,545
Charge-offs, net of recoveries	(27,110)	(29,120)	—	(56,230)
Allowance for loan and lease losses, end of period	$509,052	$372,343	$43,467	$924,862

Reserve for unfunded lending commitments, beginning of period	$210,000	$—	$—	$210,000
Provision for unfunded lending commitments	—	—	—	—
Reserve for unfunded lending commitments, end of period	210,000	—	—	210,000
Total allowance for credit losses, end of period	$719,052	$372,343	$43,467	$1,134,862

	Six-Month Period Ended June 30, 2013
	Commercial	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan losses, beginning of period	$580,931	$407,259	$25,279	$1,013,469
(Recovery of)/Provision for loan losses	(32,798)	41,460	18,188	26,850
Charge-offs	(70,586)	(99,222)	—	(169,808)
Recoveries	31,505	22,846	—	54,351
Charge-offs, net of recoveries	(39,081)	(76,376)	—	(115,457)
Allowance for loan losses, end of period	$509,052	$372,343	$43,467	$924,862

Reserve for unfunded lending commitments, beginning of period	$210,000	$—	$—	$210,000
Provision for unfunded lending commitments	—	—	—	—
Reserve for unfunded lending commitments, end of period	210,000	—	—	210,000
Total allowance for credit losses, end of period	$719,052	$372,343	$43,467	$1,134,862
Ending balance, individually evaluated for impairment(2)	77,242	138,283	—	$215,525
Ending balance, collectively evaluated for impairment	431,810	234,060	43,467	$709,337

Financing receivables:
Ending balance	$31,740,785	$18,611,810	$—	$50,352,595
Ending balance, evaluated under the fair value option or lower of cost or fair value(1)	—	454,262	—	$454,262
Ending balance, individually evaluated for impairment(2)	501,837	761,492	—	$1,263,329
Ending balance, collectively evaluated for impairment	31,238,948	17,396,056	—	$48,635,004

(1)	Represents LHFS and those loans for which the Company has elected the fair value option

(2)	Consumer loans individually evaluated for impairment consists of loans in TDR status

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Non-accrual loans by Class of Financing Receivable

The recorded investment in non-accrual loans disaggregated by class of financing receivables is summarized as follows:

	June 30, 2014	December 31, 2013
	(in thousands)
Non-accrual loans:
Commercial:
Commercial real estate:
Corporate banking	$99,023	$93,100
Middle market commercial real estate	113,584	143,802
Santander real estate capital	3,847	13,171
Commercial and industrial	63,399	97,254
Multifamily	14,115	21,371
Other commercial	3,477	3,640
Total commercial loans	297,445	372,338
Consumer:
Residential mortgages	448,249	473,566
Home equity loans and lines of credit	143,787	141,961
Retail installment contracts and auto loans	816,984	1,205
Personal unsecured loans	32,585	—
Other consumer	8,933	9,339
Total consumer loans	1,450,538	626,071
Total non-accrual loans	$1,747,983	$998,409

Other real estate owned	85,458	88,603
Repossessed vehicles	141,305	—
Other repossessed assets	6,379	3,073
Total other real estate owned and other repossessed assets	233,142	91,676
Total non-performing assets	$1,981,125	$1,090,085

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Age Analysis of Past Due Loans

The age of recorded investments in past due loans and accruing loans greater than 90 days past due disaggregated by class of financing receivables is summarized as follows:

	As of June 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables(1)	Recorded Investment > 90 Days and Accruing
	(in thousands)
Commercial:
Commercial real estate:
Corporate banking	$14,694	$5,122	$52,470	$72,286	$3,339,767	$3,412,053	$—
Middle market commercial real estate	21,179	6,941	63,369	91,489	3,519,645	3,611,134	—
Santander real estate capital	—	—	—	—	1,885,808	1,885,808	—
Commercial and industrial	12,650	8,754	29,280	50,684	14,944,806	14,995,490	—
Multifamily	10,100	3,012	6,168	19,280	9,210,331	9,229,611	—
Other commercial	1,913	635	1,090	3,638	1,916,579	1,920,217	—
Consumer:
Residential mortgages	160,129	70,094	357,066	587,289	9,064,417	9,651,706	—
Home equity loans and lines of credit	23,034	9,079	81,281	113,394	6,077,081	6,190,475	—
Retail installment contracts and auto loans	1,941,432	617,470	200,918	2,759,820	18,953,118	21,712,938	—
Personal unsecured loans	49,845	12,516	28,544	90,905	1,770,900	1,861,805	88,777
Other consumer	21,733	13,077	29,005	63,815	1,393,243	1,457,058	—
Total	$2,256,709	$746,700	$849,191	$3,852,600	$72,075,695	$75,928,295	$88,777

(1)	Financing receivables include LHFS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	As of December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables(1)	Recorded Investment > 90 Days and Accruing
	(in thousands)
Commercial:
Commercial real estate:
Corporate banking	$12,758	$5,751	$57,503	$76,012	$3,691,858	$3,767,870	$—
Middle market commercial real estate	5,980	13,897	83,809	103,686	3,406,685	3,510,371	—
Santander real estate capital	4,177	9,705	—	13,882	2,011,762	2,025,644	—
Commercial and industrial	15,966	4,310	34,354	54,630	12,783,719	12,838,349	—
Multifamily	2,039	5,235	9,563	16,837	8,220,192	8,237,029	—
Other commercial	3,412	182	2,171	5,765	1,784,126	1,789,891	—
Consumer:
Residential mortgages	185,630	86,563	379,076	651,269	9,020,935	9,672,204	—
Home equity loans and lines of credit	32,017	15,567	80,551	128,135	6,183,559	6,311,694	—
Retail installment contracts and auto loans	7,900	2,988	1,205	12,093	69,711	81,804	—
Personal unsecured loans	4,289	1,693	4,536	10,518	483,267	493,785	2,545
Other consumer	29,641	11,835	31,091	72,567	1,249,418	1,321,985	—
Total	$303,809	$157,726	$683,859	$1,145,394	$48,905,232	$50,050,626	$2,545

(1)	Financing receivables include LHFS.

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

	June 30, 2014
	Recorded Investment(1)	Unpaid Principal Balance	Related Specific Reserves	Average Recorded Investment
	(in thousands)
With no related allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	51,940	39,271	—	47,713
Middle market commercial real estate	110,774	58,764	—	105,956
Santander real estate capital	3,818	3,818	—	2,285
Commercial and industrial	4,988	4,988	—	9,060
Multifamily	25,262	25,262	—	26,147
Other commercial	154	154	—	77
Consumer:
Residential mortgages	84,622	84,622	—	88,383
Home equity loans and lines of credit	29,334	29,334	—	30,204
Retail installment contracts and auto loans	38,769	38,626	—	19,385
Personal unsecured loans	13,610	13,610	—	6,805
Other consumer	7,130	7,130	—	7,738
With an allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	42,186	35,100	16,424	47,974
Middle market commercial real estate	77,000	55,541	17,012	97,923
Santander real estate capital	1,840	594	161	5,611

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Commercial and industrial	100,027	84,044	39,503	100,126
Multifamily	5,857	4,724	1,442	8,638
Other commercial	1,484	1,090	1,431	831
Consumer:
Residential mortgages	553,442	495,440	120,211	550,386
Home equity loans and lines of credit	58,165	49,340	4,880	56,533
Retail installment contracts and auto loans	1,933,382	1,925,380	942	966,691
Personal unsecured loans	2,208	2,208	527	2,372
Other consumer	16,983	10,456	3,073	17,233
Total:
Commercial	$425,330	$313,350	$75,973	$452,344
Consumer	2,737,645	2,656,146	129,633	1,745,732
Total	$3,162,975	$2,969,496	$205,606	2,198,076

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

The Company recognized interest income of $54.1 million for the six-month period ended June 30, 2014 on approximately $1.3 billion of TDRs that were returned to performing status as of June 30, 2014.

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

Commercial loan credit quality indicators by class of financing receivables are summarized as follows:

	Commercial Real Estate
June 30, 2014	Corporate banking	Middle market commercial real estate	Santander real estate capital	Commercial and industrial	Multifamily	Remaining commercial	Total(1)
	(in thousands)
Regulatory Rating:
Pass	$3,078,566	$3,242,055	$1,660,988	$14,413,266	$9,106,009	$1,907,647	$33,408,531
Special Mention	108,295	126,373	123,044	299,606	59,858	3,673	720,849
Substandard	191,152	188,143	101,002	260,582	63,215	8,280	812,374
Doubtful	34,040	54,563	774	22,036	529	617	112,559
Total commercial loans	$3,412,053	$3,611,134	$1,885,808	$14,995,490	$9,229,611	$1,920,217	$35,054,313

(1)	Financing receivables include LHFS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Commercial Real Estate
December 31, 2013	Corporate banking	Middle market commercial real estate	Santander real estate capital	Commercial and industrial	Multifamily	Remaining commercial	Total(1)
	(in thousands)
Regulatory Rating:
Pass	$3,385,253	$3,068,667	$1,779,544	$12,320,254	$8,109,023	$1,764,157	$30,426,898
Special Mention	106,001	62,062	112,257	283,939	59,379	17,196	640,834
Substandard	260,122	310,318	132,999	202,347	63,284	8,361	977,431
Doubtful	16,494	69,325	844	31,808	5,343	177	123,991
Total commercial loans	$3,767,870	$3,510,372	$2,025,644	$12,838,348	$8,237,029	$1,789,891	$32,169,154

(1)	Financing receivables include LHFS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Lending Asset Quality Indicators - Class of Financing Receivables

Consumer credit quality disaggregated by class of financing receivables is summarized as follows:

June 30, 2014	Residential mortgages	Home equity loans and lines of credit	Retail installment contracts and auto loans	Personal unsecured loans	Other consumer	Total(1)
	(in thousands)
Performing	$9,203,457	$6,046,688	$20,895,954	$1,829,220	$1,448,125	$39,423,444
Non-performing	448,249	143,787	816,984	32,585	8,933	1,450,538
Total consumer loans	$9,651,706	$6,190,475	$21,712,938	$1,861,805	$1,457,058	$40,873,982

(1)	Financing receivables include LHFS.

December 31, 2013	Residential mortgages	Home equity loans and lines of credit	Retail installment contracts and auto loans	Personal unsecured loans	Other consumer	Total(1)
	(in thousands)
Performing	$9,198,639	$6,203,419	$79,936	$493,785	$1,279,622	$17,255,401
Non-performing	473,565	108,275	1,868	—	42,363	626,071
Total consumer loans	$9,672,204	$6,311,694	$81,804	$493,785	$1,321,985	$17,881,472

(1)	Financing receivables include LHFS.

Consumer Lending Asset Quality Indicators-Credit Score

Consumer financing receivables for which credit score is a core component of the allowance model are summarized by credit score as follows:

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

June 30, 2014
Credit Score Range(2)	Retail installment contracts and auto loans(3)	Percent	Personal unsecured loans balance	Percent	Home equity loans and lines of credit	Percent
	(dollars in thousands)
<600	$11,442,318	52.7%	$361,930	19.4%	$321,601	5.2%
600-639	3,937,751	18.1%	328,960	17.7%	279,906	4.5%
640-679	2,016,931	9.3%	439,984	23.6%	528,394	8.5%
680-719	1,077,126	5.0%	222,728	12.0%	853,451	13.8%
720-759	426,480	2.0%	106,736	5.7%	1,183,513	19.1%
>=760	489,538	2.3%	76,979	4.1%	2,787,403	44.9%
N/A(1)	2,322,794	10.6%	324,488	17.5%	236,207	4.0%
Total	$21,712,938	100.0%	$1,861,805	100.0%	$6,190,475	100.0%

(1)
Consists primarily of loans serviced by third parties. Loans serviced by third parties do not receive refreshed FICO scores. Home equity loans and lines of credit "N/A" range includes the purchased home equity portfolio in run-off.

(2)	Credit scores updated quarterly.

(3)	Includes LHFS.

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

(1)
Consists primarily of loans serviced by third parties. Loans serviced by third parties do not receive refreshed FICO scores. Home equity loans and lines of credit "N/A" range includes the purchased home equity portfolio in run-off.

(2)	Credit scores updated quarterly.

Consumer Lending Asset Quality Indicators-Combined Loan to Value Range

Residential mortgage and home equity financing receivables by combined loan-to-value ("CLTV") range are summarized as follows:

June 30, 2014
	Residential mortgages(4)		Home equity loans and lines of credit
CLTV Range(1)	Amount	Percent	Amount	Percent
	(dollars in thousands)
<=80%	$7,638,124	79.1%	$4,807,983	77.7%
80.01 - 90%	603,291	6.3%	351,249	5.7%
90.01 - 100%	464,951	4.8%	218,471	3.5%
100.01 - 120%	276,393	2.9%	282,413	4.6%
120.01 - 140%	114,636	1.2%	106,662	1.7%
>140%	134,741	1.4%	84,424	1.4%
N/A(2)(3)	419,570	4.3%	339,273	5.4%
Total	$9,651,706	100.0%	$6,190,475	100.0%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

December 31, 2013
	Residential mortgages(4)		Home equity loans and lines of credit
CLTV Range(1)	Amount	Percent	Amount	Percent
	(dollars in thousands)
<=80%	$7,124,926	73.7%	$4,061,541	64.3%
80.01 - 90%	665,806	6.9%	946,933	15.0%
90.01 - 100%	647,079	6.7%	357,817	5.7%
100.01 - 120%	451,833	4.7%	338,194	5.4%
120.01 - 140%	188,201	1.9%	125,099	2.0%
>140%	199,016	2.1%	108,664	1.7%
N/A(2)(3)	395,343	4.0%	373,446	5.9%
Total	$9,672,204	100.0%	$6,311,694	100.0%

(1)	CLTV is inclusive of senior lien balances and updated as deemed necessary. CLTV ranges represent the unpaid principal balance.

(2)
Residential mortgage "N/A" range represents the unpaid principal balance on loans that are in process and loans which are serviced by others, for which a current CLTV is unavailable, plus deferred loan origination costs, net of deferred loan fees and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments

(3)
Home equity loans and lines of credit "N/A" range represents the unpaid principal balance on loans which are serviced by others, for which a current CLTV is unavailable, plus the purchased home equity portfolio in run-off.

(4)	Includes LHFS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

For both residential and home equity loans, loss severity assumptions are incorporated in the loan loss reserve models to estimate loan balances that will ultimately charge-off. These assumptions are based on recent loss experience within various combined LTV ("CLTV") bands within these portfolios. CLTVs are refreshed quarterly by applying Federal Housing Finance Agency Home Price Index changes at a state-by-state level to the last known appraised value of the property to estimate the current CLTV. The Company's allowance for loan losses incorporates the refreshed CLTV information to update the distribution of defaulted loans by CLTV as well as the associated loss given default for each CLTV band. Reappraisals on a recurring basis at the individual property level are not considered cost-effective or necessary; however, reappraisals are performed on certain higher risk accounts to support line management activities, default servicing decisions, or when other situations arise for which the Company believes the additional expense is warranted.

Troubled Debt Restructurings

The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

	June 30, 2014	December 31, 2013
	(in thousands)
Performing	$1,292,488	$656,606
Non-performing	356,724	347,037
Total	$1,649,212	$1,003,643

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
For the Company’s other consumer portfolios, the terms of the modifications generally include one or a combination of the following: a reduction of the stated interest rate of the loan at a rate of interest lower than the current market rate for new debt with similar risk or an extension of the maturity date.
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

TDR Impact to Allowance for Loan Losses
The allowance for loan losses is established to recognize losses inherent in funded loans intended to be held for investment that are probable and can be reasonably estimated. Prior to loans being placed in TDR, the Company generally measures its allowance under a loss contingency methodology in which consumer loans with similar risk characteristics are pooled and loss experience information is monitored for credit risk and deterioration with statistical tools considering factors such as delinquency, LTVs and credit scores.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Financial Impact and TDRs by Concession Type
The following tables detail the activity of TDRs for the three-month and six-month periods ended June 30, 2014 and June 30, 2013, respectively:

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three-Month Period Ended June 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate Banking	7	$30,961	$30,328
Middle market commercial real estate	3	9,939	6,828
Santander real estate capital	—	—	—
Commercial and industrial	—	—	—
Multifamily	—	—	—
Other commercial	2	549	527
Consumer:
Residential mortgages(3)	78	10,922	11,396
Home equity loans and lines of credit	28	2,893	2,893
Retail installment contracts and auto loans	56,059	911,882	853,530
Personal unsecured loans	24,247	14,847	14,754
Other consumer	4	371	371
Total	80,428	$982,364	$920,627

	Six-Month Period Ended June 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate Banking	21	$53,278	$52,041
Middle market commercial real estate	3	9,939	6,828
Santander real estate capital	—	—	—
Commercial and industrial	—	—	—
Multifamily	—	—	—
Other commercial	3	1,046	1,027
Consumer:
Residential mortgages(3)	157	28,733	29,066
Home equity loans and lines of credit	54	5,178	5,178
Retail installment contracts and auto loans	68,773	1,041,023	980,462
Personal unsecured loans	24,247	14,847	14,754
Other consumer	5	412	413
Total	93,263	$1,154,456	$1,089,769

(1)	Pre-modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred.

(2)	Post-modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred.

(3)	The post-modification outstanding recorded investment amounts for residential mortgages exclude interest reserves.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Three-Month Period Ended June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(dollars in thousands)
Commercial:
Commercial real estate:
Middle markets commercial real estate	1	$7,820	$7,820
Santander real estate capital	1	1,316	1,352
Other commercial	2	1,078	1,022
Consumer:
Residential mortgages(3)	90	16,060	16,475
Home equity loans and lines of credit	30	2,577	2,580
Total	124	$28,851	$29,249

	Six-Month Period Ended June 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate banking	1	19,750	18,767
Middle markets commercial real estate	1	$7,820	$7,820
Santander real estate capital	2	4,040	3,540
Other commercial	7	2,790	2,718
Consumer:
Residential mortgages(3)	182	31,863	32,607
Home equity loans and lines of credit	109	8,787	8,795
Total	302	$75,050	$74,247

(1)	Pre-modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred.

(2)	Post-modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred.

(3)	The post-modification outstanding recorded investment amounts for residential mortgages exclude interest reserves.

TDRs Which Have Subsequently Defaulted

A TDR is generally considered to have subsequently defaulted if it is 90 days past due after modification. For retail installment contracts, a TDR is considered to have subsequently defaulted at the earlier of the date of repossession or 120 days past due after becoming a TDR. The following table details TDRs that became TDRs during the past twelve-month period and have subsequently defaulted during the three-month and six-month periods ended June 30, 2014 and June 30, 2013, respectively.

	Three-Month Period Ended June 30,				Six-Month Period Ended June 30,
	2014		2013		2014		2013
	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
	(dollars in thousands)
Consumer:
Residential mortgages	9	$779	4	$618	21	$2,694	14	$3,412
Home equity loans and lines of credit	2	312	5	397	2	312	7	773
Retail installment contracts and auto loans	788	9,379	—	—	788	9,379	—	—
Other consumer	1	27	—	—	1	27	—	—
Total	800	$10,497	9	$1,015	812	$12,412	21	$4,185

(1)	The recorded investment represents the period-end balance at June 30, 2014 and 2013. Does not include Chapter 7 bankruptcy TDRs.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. VARIABLE INTEREST ENTITIES

The Company, through SCUSA, transfers retail installment contracts into newly-formed Trusts which then issue one or more classes of notes payable backed by the retail installment contracts. The Company’s continuing involvement with the credit facilities and Trusts are in the form of servicing loans held by SPEs and, except for the securitizations associated with Chrysler Capital, through holding a residual interest in the SPE. These transactions are structured without recourse. The Trusts are considered VIEs under GAAP and, except for the securitizations associated with Chrysler Capital, are consolidated because the Company has: (a) power over the significant activities of the entity as servicer of its financial assets and (b) residual interest and in some cases of debt securities held by the Company, an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE.

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

The following table summarizes the assets and liabilities related to the above mentioned VIEs that are included in the Company's Condensed Consolidated Financial Statements as of the date indicated:

June 30, 2014
(in thousands)
Restricted cash	$1,613,054
Retail installment contracts, net	19,148,951
Leased vehicles, net	3,567,546
Various other assets	898,291
Notes payable	27,192,535
Various other liabilities	49,983

Below is a summary of the cash flows received from the Trusts for the period indicated:

	Three-month period ended June 30, 2014	Period from January 28, 2014 to June 30, 2014
	(in thousands)
Receivables securitized	$5,051,048	$6,625,132

Net proceeds from new securitizations	4,707,336	5,945,538
Cash received for servicing fees	157,698	255,630
Cash received upon release from reserved and restricted cash accounts	60	225
Net distributions from Trusts	384,093	625,344
Total cash received from securitization trusts	$5,249,187	$6,826,737

The Company retains servicing responsibility for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in fees, commissions and other income. As of June 30, 2014, the Company was servicing $22.5 billion of gross retail installment contracts that have been transferred to consolidated Trusts. The remainder of the Company’s retail installment contracts are either pledged in private issuances or warehouse facilities or un-pledged.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. VARIABLE INTEREST ENTITIES (continued)

During the period from January 28, 2014 to June 30, 2014, the Company sold $774.2 million of gross retail installment contracts in off-balance sheet securitizations for a gain of approximately $32.5 million. As of June 30, 2014, the Company was servicing $1.5 billion of gross retail installment contracts that have been sold in these off-balance sheet Chrysler Capital securitizations, in addition to $3.6 billion of loans serviced for other unrelated third parties.

The Company also has several home equity loan securitizations. These securitization vehicles are considered VIEs because the holders of the equity investment at risk, including the Company, do not have any obligation to absorb credit losses on the loans within the securitization vehicles. Accordingly, the Company has determined that it is not the primary beneficiary of these securitization vehicles. As of June 30, 2014 and December 31, 2013, the Company had $5.1 million and $5.5 million, respectively, of receivables related to advances made by the Company on behalf of the home equity loan securitization vehicles. The Company does not hold any other assets or liabilities related to these home equity loan securitizations. The total principal amount of securitized home equity loans was $38.8 million and $41.5 million as of June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014, the portion of principal 90 days past due (including foreclosures, OREO and bankruptcies) was $15.6 million, and for the six-month period ended June 30, 2014, net credit losses were 0.1 million. As of December 31, 2013, the portion of principal 90 days past due (including foreclosures, OREO and bankruptcies) was $15.3 million, and for the six-month period ended June 30, 2013 net credit losses were $0.3 million.

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

During 2014, in connection with the Change in Control discussed in Note 3 to the Condensed Consolidated Financial Statements, the Company recorded goodwill of approximately $5.5 billion. In addition, the Company recorded a disposal of approximately $7.1 million in connection with the sale of three branches in January 2014.

As described in Note 17 to the Condensed Consolidated Financial Statements, during the second quarter of 2014, the Company reorganized its management reporting structure in order to improve the structure and focus of the entity by better aligning management teams and resources with the business goals of the Company and to provide enhanced customer service to its clients. Refer to Note 17 of the Condensed Consolidated Financial Statements for further discussion of the impact of the organizational changes on segment reporting. As a result of the change in segment reporting, the Company has also re-evaluated its conclusions related to goodwill reporting units. Upon evaluation, the Company has concluded that its reporting units will change consistently with the changes to segment reporting, including the following:

•	The Investment Services business unit will be combined into the Retail Banking business unit.

•
The CEVF line, formerly included in the Specialty and Government Banking business unit, has been moved into the Auto Finance and Alliances business unit. There was no material goodwill associated with this change in reporting.

•	The Specialty and Government Banking business unit will be combined into the Real Estate and Commercial Banking business unit.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. GOODWILL AND OTHER INTANGIBLES (continued)

As of June 30, 2014, the reporting units with assigned goodwill were Retail Banking, Auto Finance & Alliances, Real Estate & Commercial Banking, Global Banking & Markets ("GBM") and Large Corporate Banking, and SCUSA.

The following table presents activity in the Company's goodwill by its reporting units for the six months ended June 30, 2014:

	Retail Banking	Investment Services	Auto Finance & Alliances		Real Estate and Commercial Banking	Specialty & Government Banking	Global Banking & Markets and Large Corporate	SCUSA	Total
	(in thousands)
Goodwill at December 31, 2013	$1,696,086	$126,695	$71,522		$1,163,154	$242,894	$131,130	$—	$3,431,481
Disposals during the period	(7,052)	—			—	—	—	—	$(7,052)
Additions during the period	—	—	—	—	—	—	—	5,476,844	$5,476,844

Re-allocations during the period	126,695	(126,695)			242,894	(242,894)	—	—	$—
Goodwill at June 30, 2014	$1,815,729	$—	$71,522		$1,406,048	$—	$131,130	$5,476,844	$8,901,273

Other Intangible Assets
The following table details amounts related to the Company's finite-lived and indefinite-lived intangible assets for the dates indicated.

	June 30, 2014		December 31, 2013
	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
	(in thousands)
Intangibles subject to amortization:
Dealer networks	$563,661	$(16,339)	$—	$—
Chrysler Relationship	132,500	(6,250)	—	—
Core deposit intangibles	14,032	(281,810)	22,650	(273,192)
Other intangibles	10,276	(19,633)	11,964	(17,945)
Total intangibles subject to amortization	720,469	(324,032)	34,614	(291,137)
Intangibles not subject to amortization:
Trade name	50,000	—	—	—
Total Intangibles	$770,469	$(324,032)	$34,614	$(291,137)

Amortization expense on intangible assets for the three and six months ended June 30, 2014 was $20.9 million and $32.9 million, respectively, compared to $7.1 million and $14.8 million for the corresponding periods in 2013.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. GOODWILL AND OTHER INTANGIBLES (continued)

The estimated aggregate amortization expense related to intangibles for each of the five succeeding calendar years ending December 31 is:

Year	Calendar Year Amount	Recorded To Date	Remaining Amount To Record
	(in thousands)
2014	$72,394	$32,940	$39,454
2015	64,432	—	64,432
2016	57,163	—	57,163
2017	55,055	—	55,055
2018	54,702	—	54,702
Thereafter	449,617	—	449,617

NOTE 8. OTHER ASSETS

The following is a detail of items that comprise other assets at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013
	(in thousands)
Income tax receivables	$421,887	$419,832
Derivative assets at fair value	251,741	222,491
Other repossessed assets	142,730	3,073
Prepaid expenses	128,580	141,593
MSRs, at fair value	124,118	141,787
OREO	85,458	88,603
Miscellaneous assets and receivables	313,466	157,115
Total other assets	$1,467,980	$1,174,494

Residential real estate

The Company maintains an MSR asset for sold residential real estate loans serviced for others. At June 30, 2014 and December 31, 2013, the balance of these loans serviced for others was $14.0 billion and $14.5 billion, respectively. The Company accounts for residential MSRs using the fair value option. Changes in fair value are recorded through the Condensed Consolidated Statements of Operations. The fair value of the MSRs at June 30, 2014 and December 31, 2013 was $124.1 million and $141.8 million, respectively. See further discussion on the valuation of the MSRs in Note 16. As deemed appropriate, the Company economically hedges MSRs using interest rate swaps and forward contracts to purchase mortgage-backed securities. See further discussion on these derivative activities in Note 10 to these Condensed Consolidated Financial Statements.

For the three-month and six-month periods ended June 30, 2014, the Company recorded net changes in the fair value of MSRs totaling $(6.9) million and $(11.4) million, respectively, compared to $23.3 million and $33.4 million for the corresponding periods of 2013. The MSR asset fair value decrease during 2014 was primarily the result of decreased interest rates.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. OTHER ASSETS (continued)

The following table presents a summary of activity for the Company’s residential MSRs.

	Six-Month Period Ended June 30,
	2014	2013
	(in thousands)
Carrying value at beginning of period	$141,787	$92,512
Mortgage servicing assets recognized	4,003	24,046
Principal reductions	(10,320)	(11,783)
Change in fair value due to valuation assumptions	(11,352)	33,366
Carrying value at end of period	$124,118	$138,141

Multifamily

Historically, the Company originated and sold multi-family loans in the secondary market to FNMA while retaining servicing. The Company has not sold multi-family loans to FNMA since 2009. At June 30, 2014 and December 31, 2013, the Company serviced $3.0 billion and $4.3 billion, respectively, of loans for FNMA. The servicing asset related to these portfolios was previously fully amortized. During the six months ended June 30, 2014, the Company repurchased from FNMA $816.5 million of performing multifamily loans that had been previously sold with servicing retained. See further discussion on the recourse reserve in Note 14.

Fee income and gain/loss on sale of mortgage loans

Included in Mortgage banking revenue on the Condensed Consolidated Statement of Operations was mortgage servicing fee income of $10.4 million and $21.3 million for the three-month and six-month periods ended June 30, 2014, respectively, compared to $11.2 million and $22.2 million for the corresponding periods ended June 30, 2013. The Company had gains on the sale of mortgage loans of $10.7 million and $13.9 million for the three-month and six-month periods ended June 30, 2014, respectively, compared to gains of $8.7 million and $42.1 million for the corresponding periods ended June 30, 2013.

NOTE 9. BORROWINGS

Total borrowings and other debt obligations at June 30, 2014 were $38.2 billion, compared to $12.4 billion at December 31, 2013, primarily due to the SCUSA Change in Control. The Company's debt agreements impose certain limitations on dividends and other payments and transactions. The Company is currently in compliance with these limitations.

Periodically, as part of the Company's wholesale funding management, it opportunistically repurchases outstanding borrowings in the open market and subsequently retires the obligations. During the six-month periods ended June 30, 2014 and 2013, the Company repurchased $0.6 million and $0.1 million of outstanding borrowings in the open market, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9. BORROWINGS (continued)

The following table presents information regarding the holding company's borrowings and other debt obligations at the dates indicated:

	June 30, 2014		December 31, 2013
	Balance	Effective Rate	Balance	Effective Rate
	(in thousands)
3.00% senior notes, due September 2015	$599,258	3.28%	$598,965	3.28%
4.625% senior notes, due April 2016	474,666	4.85	474,306	4.85
3.45% senior notes, due August 2018	499,232	3.62	499,148	3.62
Subordinated notes, due March 2020(1)	—	—	756,829	5.96
Junior subordinated debentures - Capital Trust IV, due March 2034(2)	—	—	611	12.84
Common securities - Capital Trust IV(2)	—	—	24,742	4.38
Junior subordinated debentures - Capital Trust VI, due June 2036	70,262	7.91	70,262	7.91
Common securities - Capital Trust VI	10,000	7.91	10,000	7.91
Junior subordinated debentures - Capital Trust IX, due July 2036	150,000	2.02	150,000	2.04
Common securities - Capital Trust IX	4,640	2.02	4,640	2.04
Total holding company borrowings and other debt obligations	$1,808,058	3.88%	$2,589,503	4.50%

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

The following table presents information regarding the Bank's borrowings and other debt obligations at the dates indicated:

	June 30, 2014		December 31, 2013
	Balance	Effective Rate	Balance	Effective Rate
	(in thousands)
8.750% subordinated debentures, due May 2018	$497,670	8.91%	$497,427	8.91%
FHLB advances, maturing through August 2018(1)	9,593,309	2.74	8,952,012	3.36
Subordinated term loan, due February 2019	145,279	6.00	150,273	6.06
REIT preferred, due May 2020	152,666	13.70	151,918	13.83
Subordinated term loan, due August 2022	34,674	7.77	35,491	7.78
Total Bank borrowings and other debt obligations	$10,423,598	3.26%	$9,787,121	3.87%

(1) In February 2014, the Company restructured $1.7 billion of FHLB advances and extended their maturities by two years. The average rate of these borrowings decreased from 5.39% to 3.43% as a result of the restructuring.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9. BORROWINGS (continued)

The following tables present information regarding SCUSA's borrowings and other debt obligations at the date indicated(1):

	June 30, 2014
	Balance	Effective Rate
	(in thousands)
SCUSA warehouse line, due July 2014(2)	$109,461	2.05%
SCUSA warehouse line, maturing on various dates(3)	552,268	1.14
SCUSA warehouse line, due March 2015(4)	250,594	0.99
SCUSA warehouse line, due July 2015	153,515	1.64
SCUSA warehouse line, due September 2015(5)	196,880	1.97
SCUSA warehouse line, due December 2015	464,037	2.18
SCUSA warehouse line, due December 2015	495,765	0.91
SCUSA warehouse line, due January 2016(6)	1,318,088	1.15
SCUSA warehouse line, due November 2016(7)	175,000	1.71
SCUSA repurchase facility, maturing on various dates(8)	747,342	1.52
SCUSA line of credit with related party, due December 2016(9)	500,000	2.45
SCUSA line of credit with related party, due December 2016(9)	1,750,000	2.26
SCUSA line of credit with related party, due December 2018(9)	750,000	2.59
Total SCUSA revolving credit facilities	$7,462,950	1.78%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	June 30, 2014
	Balance	Initial Weighted Average Interest Rate Range
	(in thousands)
SCUSA public securitizations, maturing on various dates(10)	$12,242,497	0.89% - 2.80%
SCUSA privately issued amortizing notes, maturing on various dates(10)	6,276,547	1.07% - 1.85%
Total SCUSA secured structured financings	$18,519,044	0.89% - 2.80%

(1) Balances as of December 31, 2013 are not presented due to SCUSA being accounted for as an Equity Method Investment at that date.
(2) In July 2014, the maturity date of this facility was extended to June 2015.
(3) Half of the outstanding balance on this facility matures in March 2015 and half in March 2016.
(4) This line is collateralized by securitization notes payable retained by SCUSA.
(5) This line is held exclusively for unsecured consumer term loans.
(6) This line is held exclusively for Chrysler Capital retail loan and lease financing, with lease financing comprising no more than 50% of the outstanding balance upon advance.
(7) This line is collateralized by residuals retained by SCUSA.
(8) This repurchase facility is collateralized by securitization bonds and residuals retained by SCUSA. No portion of this facility is unsecured. The facility has rolling 30-day and 90-day maturities.
(9) These lines are collateralized by securitization notes payable and residuals retained by SCUSA. As of June 30, 2014, $1.6 billion of the aggregate outstanding balances on these credit facilities was unsecured.
(10) SCUSA has entered into various securitization transactions involving its retail automotive installment loans and leases. These transactions are accounted for as secured financings and therefore both the securitized retail installment contracts and the related securitization debt issued by special purpose entities, remain on the Condensed Consolidated Balance Sheet. The maturity of this debt is based on the timing of repayments from the securitized assets.

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

See Note 16 for discussion of the valuation methodology for derivative instruments.

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

To qualify for hedge accounting, the Company is required to designate SCUSA’s derivatives as accounting hedges on or after the Change in Control date. The Company has designated certain of SCUSA’s derivatives as accounting hedges beginning April 1, 2014.

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their International Swaps and Derivatives Association, Inc. ("ISDA") master agreements if the Company's ratings fall below investment grade. As of June 30, 2014, derivatives in this category had a fair value of $27.2 million. The credit ratings of the Bank and SHUSA are currently considered investment grade. The Bank estimates a further 1- or 2- notch downgrade by either S&P or Moody's would require the Bank to post up to an additional $4.3 million or $4.5 million, respectively, to comply with existing derivative agreements.

As of June 30, 2014 and December 31, 2013, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) that were in a net liability position totaled $164.8 million and $198.8 million, respectively. The Company had $165.9 million and $203.9 million in cash and securities collateral posted to cover those positions as of June 30, 2014 and December 31, 2013, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. DERIVATIVES (continued)

Fair Value Hedges

The Company enters into cross-currency swaps to hedge its foreign currency exchange risk on certain Euro-denominated investments. The Company also entered into interest rate swaps to hedge the interest rate risk on certain fixed rate investments. These derivatives are designated as fair value hedges at inception. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. The earnings impact of the ineffective portion of these hedges was not material for the three-month and six-month periods ended June 30, 2014 or June 30, 2013. The last of the hedges is scheduled to expire in July 2019.

The Company has historically entered into pay-variable, receive-fixed interest rate swaps to hedge changes in fair values of certain debt obligations. At June 30, 2014, the Company had $11.7 million of deferred net after-tax losses on terminated derivative instruments that were hedging fair value changes. These losses will continue to be deferred in Borrowings and will be reclassified into interest expense over the remaining lives of the hedged assets and liabilities. During the three-month and six-month periods ended June 30, 2014, $0.7 million and $1.3 million of the losses were recognized in the Condensed Consolidated Statements of Operations.

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

The last of the hedges is scheduled to expire in December 2030. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. The earnings impact of the ineffective portion of these hedges was not material for the three-month and six-month periods ended June 30, 2014 or June 30, 2013. As of June 30, 2014, the Company expects approximately $8.5 million of gross losses recorded in accumulated other comprehensive income to be reclassified to earnings during the subsequent twelve months as the future cash flows occur.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. DERIVATIVES (continued)

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Derivatives designated as accounting hedges at June 30, 2014 and December 31, 2013 included:

	Notional Amount	Asset	Liability	Weighted Average Receive Rate	Weighted Average Pay Rate	Weighted Average Life (Years)
	(dollars in thousands)
June 30, 2014
Fair value hedges:
Cross-currency swaps	$20,540	$843	$1,538	4.76%	4.75%	1.61
Interest rate swaps	190,000	12	765	0.89%	2.36%	4.68
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	9,024,501	2,102	44,281	0.10%	0.49%	2.27
Total	$9,235,041	$2,957	$46,584	0.13%	0.54%	2.32

December 31, 2013
Fair Value hedges:
Cross-currency swaps	$19,995	$1,073	$1,924	4.76%	4.75%	2.11
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	2,700,312	4,803	58,381	0.24%	2.46%	1.89
Total	$2,720,307	$5,876	$60,305	0.27%	2.47%	1.90
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

In March 2014, SCUSA entered into a financing arrangement with a third party under which SCUSA pledged certain bonds retained in its own securitizations in exchange for approximately $251 million in cash. In conjunction with this financing arrangement, SCUSA entered into a total return swap related to the bonds as an effective avenue to monetize SCUSA’s retained bonds as a source of financing. SCUSA will receive at fixed return on the bonds in exchange for paying a variable rate of three-month LIBOR plus 75 basis points. In addition, at maturity, SCUSA will receive a payment from, or make a payment to, the counterparty based on the change in fair value of the bonds during the facility's one-year term. Throughout the facility's term, the party in a net liability position must post collateral. SCUSA has the ability to substitute collateral and may do so if a bond is set to begin amortizing. Alternatively, the amortization may be utilized to reduce the notional amount of the facility.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. DERIVATIVES (continued)

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities at June 30, 2014 and December 31, 2013 included:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
	June 30, 2014	December 31, 2013(1)	June 30, 2014	December 31, 2013(1)	June 30, 2014	December 31, 2013(1)
	(in thousands)
Mortgage banking derivatives:
Forward commitments to sell loans	$332,869	$169,608	$—	$2,101	$3,151	$—
Interest rate lock commitments	218,784	75,787	4,092	547	—	—
Mortgage servicing rights	245,000	245,000	722	6,155	188	488
Total mortgage banking risk management	796,653	490,395	4,814	8,803	3,339	488

Customer related derivatives:
Swaps receive fixed	6,688,484	5,665,350	191,759	166,871	7,666	28,561
Swaps pay fixed	6,673,094	5,661,555	20,334	54,693	174,726	166,473
Other	1,292,987	1,385,904	2,825	4,247	2,232	3,635
Total customer related derivatives	14,654,565	12,712,809	214,918	225,811	184,624	198,669

Other derivative activities:
Foreign exchange contracts	1,193,297	1,253,395	7,593	11,631	6,199	9,745
Interest rate swap agreements	3,168,861	—	—	—	24,240	—
Interest rate cap agreements	6,398,207	—	46,631	—	—	—
Options for interest rate cap agreements	6,398,207	—	—	—	46,677	—
Other	642,727	291,437	5,912	4,764	7,088	4,496

Total	$33,252,517	$14,748,036	$279,868	$251,009	$272,167	$213,398
(1) Balances at December 31, 2013 do not include SCUSA.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. DERIVATIVES (continued)

The Company is the holder of a warrant that gives it the right, if certain vesting conditions are satisfied, to purchase additional shares in a company in which it has a cost method investment. This warrant was issued in 2012 and is carried at its estimated fair value of zero at June 30, 2014 and December 31, 2013.

Gains (Losses) on All Derivatives

The following Condensed Consolidated Statement of Operations line items were impacted by the Company’s derivative activities for the three-month and six-month periods ended June 30, 2014 and 2013, respectively:

		Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
Derivative Activity	Accounts	2014	2013	2014	2013
		(in thousands)
Fair value hedges:
Cross-currency swaps	Miscellaneous income	1,454	(7)	773	1,739
Interest rate swaps	Miscellaneous income	(1,488)	—	(753)	—
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Net interest income	(13,782)	(17,578)	(27,467)	(35,311)
Other derivative activities:
Forward commitments to sell loans	Mortgage banking income	(3,243)	40,616	(5,252)	40,360
Interest rate lock commitments	Mortgage banking income	2,364	(21,148)	3,545	(24,868)
Mortgage servicing rights	Mortgage banking income	2,629	51	(5,132)	870
Customer related derivatives	Miscellaneous income	3,548	7,155	3,661	9,544
Foreign exchange	Miscellaneous income	419	(632)	(492)	(1,702)
SCUSA derivatives	Miscellaneous income	5,114	—	18,139	—
	Net interest income	(2,141)	—	(3,980)	—
Other	Miscellaneous income	(661)	—	(1,309)	—
	Net interest income	—	(2,418)	—	(3,121)
	Non-interest income	—	(15,508)	—	(15,508)

Disclosures about Offsetting Assets and Liabilities

The Company enters into legally enforceable master netting agreements, which reduce risk by permitting netting of transactions with the same counterparty on the occurrence of certain events. A master netting agreement allows two counterparties the ability to net-settle amounts under all contracts, including any related collateral posted, through a single payment and in a single currency. The right to offset and certain terms regarding the collateral process, such as valuation, credit events and settlement, are contained in the ISDA master agreement. The Company's financial instruments, including resell and repurchase agreements, securities lending arrangements, derivatives and cash collateral, may be eligible for offset on its Condensed Consolidated Balance Sheet.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. DERIVATIVES (continued)

Information about financial assets and liabilities that are eligible for offset on the Condensed Consolidated Balance Sheet as of June 30, 2014 and December 31, 2013, respectively, is presented in the following tables:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
June 30, 2014
Fair value hedges	$855	$—	$855	$—	$—	$855
Cash flow hedges	2,102	—	2,102	—	—	2,102
Other derivative activities(1)	275,776	31,084	244,692	10,040	2,420	232,232
Total derivatives subject to a master netting arrangement or similar arrangement	278,733	31,084	247,649	10,040	2,420	235,189
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	4,092	—	4,092	—	—	4,092
Total Derivatives Assets	$282,825	$31,084	$251,741	$10,040	$2,420	$239,281

Total Financial Assets	$282,825	$31,084	$251,741	$10,040	$2,420	$239,281

December 31, 2013
Fair value hedges	$1,073	$—	$1,073	$—	$—	$1,073
Cash flow hedges	4,803	—	4,803	—	—	4,803
Other derivative activities(1)	249,619	34,394	215,225	3,992	47,706	163,527
Total derivatives subject to a master netting arrangement or similar arrangement	255,495	34,394	221,101	3,992	47,706	169,403
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	1,390	—	1,390	—	—	1,390
Total Derivatives Assets	$256,885	$34,394	$222,491	$3,992	$47,706	$170,793

Total Financial Assets	$256,885	$34,394	$222,491	$3,992	$47,706	$170,793

(1)	Includes customer-related and other derivatives

(2)	Includes mortgage banking derivatives

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. DERIVATIVES (continued)

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
June 30, 2014
Fair value hedges	$2,303	$—	$2,303	$—	$703	$1,600
Cash flow hedges	68,521	—	68,521	25,246	36,945	6,330
Other derivative activities(1)	247,788	31,084	216,704	58,018	143,688	14,998
Total derivatives subject to a master netting arrangement or similar arrangement	318,612	31,084	287,528	83,264	181,336	22,928
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	139	—	139	—	—	139
Total Derivatives Liabilities	$318,751	$31,084	$287,667	$83,264	$181,336	$23,067

Total Financial Liabilities	$318,751	$31,084	$287,667	$83,264	$181,336	$23,067

December 31, 2013
Fair value hedges	$1,924	$—	$1,924	$—	$1,311	$613
Cash flow hedges	58,381	—	58,381	34,881	40,817	(17,317)
Other derivative activities(1)	213,400	34,394	179,006	102,402	37,538	39,066
Total derivatives subject to a master netting arrangement or similar arrangement	273,705	34,394	239,311	137,283	79,666	22,362
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	—	—	—	—	—	—
Total Derivatives Liabilities	$273,705	$34,394	$239,311	$137,283	$79,666	$22,362

Total Financial Liabilities	$273,705	$34,394	$239,311	$137,283	$79,666	$22,362

(1)	Includes customer-related and other derivatives

(2)	Includes mortgage banking derivatives

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. INCOME TAXES

An income tax provision of $199.7 million and $1.2 billion was recorded for the three-month and six-month periods ended June 30, 2014, respectively, compared to $35.3 million and $138.0 million for the corresponding periods in 2013. This resulted in an effective tax rate of 37.1% and 36.1% for the three-month and six-month periods ended June 30, 2014, respectively, compared to 15.8% and 22.6% for the corresponding periods in 2013. The higher tax rates in 2014 were primarily attributable to the deferred tax expense recorded on the book gain resulting from the Change in Control and the post Change in Control results of SCUSA.

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

The Company has a lawsuit pending against the United States in Federal District Court in Massachusetts relating to the proper tax consequences of two financing transactions with an international bank through which the Company borrowed $1.2 billion. As a result of the financing transactions, the Company paid foreign taxes of $264.0 million during the years 2003 through 2007 and claimed a corresponding foreign tax credit for foreign taxes paid during those years, which the IRS disallowed. The IRS also disallowed the Company's deductions for interest expense and transaction costs, totaling $74.6 million in tax liability, and assessed penalties and interest totaling approximately $92.5 million. The Company has paid the taxes, penalties and interest associated with the IRS adjustments for all tax years, and the lawsuit will determine whether the Bank is entitled to a refund of the amounts paid. The Company has recorded a receivable in the Other assets line of Condensed Consolidated Balance Sheets for the amount of these payments, less a tax reserve of $96.9 million, as of June 30, 2014.

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

The IRS concluded the exam of the Company’s 2006 and 2007 tax returns in 2011. In addition to the adjustments for items related to the financing transactions discussed above, the IRS has proposed to recharacterize ordinary losses related to the sale of certain assets as capital losses. The Company has paid the tax assessment resulting from this recharacterization, and is contesting the adjustment through the administrative appeals process. The Company is confident that its position related to its ordinary tax treatment of the losses will ultimately be upheld. If the Company is not successful in defending its position, the maximum potential tax liability resulting from this IRS adjustment would be approximately $95.6 million. Additionally, with respect to the 2006-2007 tax periods, the Company faces potential interest and penalties resulting from the recharacterization adjustment and other unrelated adjustments of approximately $11.1 million in interest and $14.5 million in penalties, which are also being contested through the administrative appeals process.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12. STOCKHOLDER'S EQUITY

In February 2014, the Company issued 7 million shares of common stock to Santander in exchange for cash in the amount of $1.75 billion. Also in February 2014, the Company raised $750.0 million of capital by issuing 3 million shares of common stock to Santander in exchange for canceling debt of an equivalent amount.

On May 28, 2014, the Company issued 84,000 shares of its common stock to Santander, in exchange for cash in the amount of $21.0 million.

Following these transactions and as of June 30, 2014, the Company had 530,391,043 shares of common stock outstanding.

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)
The following table presents the components of accumulated other comprehensive income/ (loss), net of related tax, for the three-month and six-month periods ended June 30, 2014 and 2013, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	For the Three-Month Period Ended June 30, 2014			March 31, 2014		June 30, 2014
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$(15,472)	$5,228	$(10,244)
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments (1)	13,782	(4,657)	9,125
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	(1,690)	571	(1,119)	$(31,663)	$(1,119)	$(32,782)

Change in unrealized gains/(losses) on investment securities available-for-sale	85,291	(33,447)	51,844
Reclassification adjustment for net losses included in net income on non-OTTI securities (2)	(9,405)	3,688	(5,717)
Net unrealized gains/(losses) on investment securities available-for-sale	75,886	(29,759)	46,127	(116,531)	46,127	(70,404)

Pension and post-retirement actuarial gain/(loss)(3)	447	(174)	273	(14,991)	273	(14,718)

As of June 30, 2014	$74,643	$(29,362)	$45,281	$(163,185)	$45,281	$(117,904)
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	For the Six-Month Period Ended June 30, 2014			December 31, 2013		June 30, 2014
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$(17,120)	$6,133	$(10,987)
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments (1)	27,467	(9,839)	17,628
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	10,347	(3,706)	6,641	$(39,423)	$6,641	$(32,782)

Change in unrealized gains/(losses) on investment securities available-for-sale	2,651,973	(1,039,069)	1,612,904
Reclassification adjustment for net gains included in net income on non-OTTI securities (2)	(2,439,888)	955,972	(1,483,916)
Net unrealized gains on investment securities available-for-sale	212,085	(83,097)	128,988	(199,392)	128,988	(70,404)

Pension and post-retirement actuarial gain/(loss) (3)	894	(59)	835	(15,553)	835	(14,718)

As of June 30, 2014	$223,326	$(86,862)	$136,464	$(254,368)	$136,464	$(117,904)
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	For the Three-Month Period Ended June 30, 2013			March 31, 2013		June 30, 2013
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$6,457	$(2,568)	$3,889
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments	17,160	(6,824)	10,336
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	23,617	(9,392)	14,225	$(68,345)	$14,225	$(54,120)

Change in unrealized gains/(losses) on investment securities available-for-sale	(383,087)	149,370	(233,717)
Reclassification adjustment for net gains included in net income on non-OTTI securities(2)	(22,673)	8,841	(13,832)
Reclassification adjustment for net gains included in net income on OTTI securities(3)	63,630	(24,810)	38,820
Total reclassification adjustment for net gains included in net income	40,957	(15,969)	24,988
Net unrealized gains/(losses) on investment securities available-for-sale	(342,130)	133,401	(208,729)	96,085	(208,729)	(112,644)

Pension and post-retirement actuarial gain/(loss)	904	(355)	549	(26,167)	549	(25,618)

As of June 30, 2013	$(317,609)	$123,654	$(193,955)	$1,573	$(193,955)	$(192,382)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	For the Six-Month Period Ended June 30, 2013			December 31, 2012		June 30, 2013
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$7,926	$(3,194)	$4,732
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments	34,561	(14,239)	20,322
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	42,487	(17,433)	25,054	$(79,174)	$25,054	$(54,120)

Change in unrealized gains/(losses) on investment securities available-for-sale	(415,895)	162,388	(253,507)
Reclassification adjustment for net gains included in net income on non-OTTI securities(2)	(96,195)	38,014	(58,181)
Reclassification adjustment for net gains included in net income on OTTI securities(3)	63,630	(24,810)	38,820
Total reclassification adjustment for net gains included in net income	(32,565)	13,204	(19,361)
Net unrealized gains/(losses) on investment securities available-for-sale	(448,460)	175,592	(272,868)	160,224	(272,868)	(112,644)

Pension and post-retirement actuarial gain/(loss)	1,808	(710)	1,098	(26,716)	1,098	(25,618)

As of June 30, 2013	$(404,165)	$157,449	$(246,716)	$54,334	$(246,716)	$(192,382)

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

The following table details the amount of commitments at the dates indicated:

Other Commitments	June 30, 2014	December 31, 2013
	(in thousands)
Commitments to extend credit	$25,597,804	$23,651,791
Unsecured revolving lines of credit	2,106,144	815,573
Letters of credit	2,294,285	2,116,227
Recourse and credit enhancement exposure on sold loans	178,089	184,584
Commitments to sell loans	67,364	3,810
Total commitments	$30,243,686	$26,771,985

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

The following table details the amount of commitments to extend credit expiring per period as of the dates indicated:

	June 30, 2014	December 31, 2013
	(in thousands)
One year or less	$4,923,076	$5,163,591
Over 1 year to 3 years	5,723,115	5,716,759
Over 3 years to 5 years	8,599,286	6,457,992
Over 5 years	6,352,327	6,313,449
Total	$25,597,804	$23,651,791

Unsecured Revolving Lines of Credit

Such commitments arise primarily from agreements with customers for unused lines of credit on unsecured revolving accounts and credit cards, provided there is no violation of conditions in the underlying agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualifications.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Letters of Credit

The Company’s letters of credit meet the definition of a guarantee. Letters of credit commit the Company to make payments on behalf of its customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 12.9 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letters of credit, the Company would be required to honor the commitment. The Company has various forms of collateral for these letter of credit, including real estate assets and other customer business assets. The maximum undiscounted exposure related to these commitments at June 30, 2014 was $2.3 billion, and the approximate value of the underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $0.5 billion. The fees related to letters of credit are deferred and amortized over the lives of the commitments and were immaterial to the Company’s financial statements at June 30, 2014. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of the commitments, as has been the Company’s experience to date. As of June 30, 2014 and December 31, 2013, the liability related to these letters of credit was $97.8 million and $129.8 million, respectively, which is recorded within the reserve for unfunded lending commitments in Other liabilities on the Condensed Consolidated Balance Sheet. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and financing lease portfolio. Also included within the reserve for unfunded lending commitments at June 30, 2014 and December 31, 2013 were lines of credit outstanding of $72.5 million and $90.2 million, respectively.

The following table details the amount of letters of credit expiring per period as of the dates indicated:

	June 30, 2014	December 31, 2013
	(in thousands)
One year or less	$1,662,827	$1,680,277
Over 1 year to 3 years	342,639	333,769
Over 3 years to 5 years	282,714	96,558
Over 5 years	6,105	5,623
Total	$2,294,285	$2,116,227

Loans Sold with Recourse

The Company has loans sold with recourse that meet the definition of a guarantee. For loans sold with recourse under the terms of its multi-family sales program with FNMA, the Company retained a portion of the associated credit risk. The unpaid principal balance outstanding of loans sold in these programs was $3.0 billion as of June 30, 2014 and $4.3 billion as of December 31, 2013. As a result of its agreement with FNMA, the Company retained a 100% first loss position on each multi-family loan sold to FNMA until the earlier to occur of (i) the aggregate approved losses on multi-family loans sold to FNMA reaching the maximum loss exposure for the portfolio as a whole of $153.5 million as of June 30, 2014 and $159.0 million as of December 31, 2013, or (ii) all of the loans sold to FNMA under this program being fully paid off. Any losses sustained as a result of impediments in standard representations and warranties would be in addition to the maximum loss exposure.

The Company has established a liability which represents the fair value of the retained credit exposure and the amount the Company estimates it would have to pay a third party to assume the retained recourse obligation. The estimated liability is calculated as the present value of losses that the portfolio is projected to incur based upon internal specific information and an industry-based default curve with a range of estimated losses. At June 30, 2014 and December 31, 2013, the Company had $51.7 million and $68.0 million, respectively, of reserves classified in accrued expenses and payables on the Condensed Consolidated Balance Sheets related to the fair value of the retained credit exposure for loans sold to FNMA under this program. The Company's commitment will expire in March 2039 based on the maturity of the loans sold with recourse. Losses sustained by the Company may be offset, or partially offset, by proceeds resulting from the disposition of the underlying mortgaged properties. Approval from FNMA is required for all transactions related to the liquidation of properties underlying the mortgages. Separate from the recourse agreement described above, beginning in 2013, the Company has purchased approximately $1.5 billion of performing loans previously sold to FNMA. Refer to further discussion of this purchase in Note 8 Other Assets to the Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Additionally, during the period from 1999 to 2002, residential mortgage loans were sold with recourse and credit enhancement features to FNMA and FHLMC. The remaining unpaid principal balance of these loans was $61.3 million and $65.7 million at June 30, 2014 and December 31, 2013, respectively, and the remaining maximum amount of credit exposure on these loans was $24.6 million and $25.6 million for the same periods. The Company has posted collateral in the amount of $0.9 million at June 30, 2014 and December 31, 2013 to be utilized for any losses incurred related to these loans.

Commitments to Sell Loans

The Company enters into forward contracts relating to its mortgage banking business to hedge the exposures from commitments to make new residential mortgage loans with existing customers and from mortgage loans classified as LHFS. These contracts mature in less than one year.

Representation and Warranty Liability

In the ordinary course of business, the Company sells residential loans on a non-recourse basis to certain government-sponsored entities ("GSEs") and private investors. In connection with these sales, the Company has entered into agreements containing various representations and warranties about, among other things, the ownership of the loans, the validity of the liens securing the loans, the loans' compliance with any applicable loan criteria established by the GSEs and the private investors, including underwriting standards and the ongoing existence of mortgage insurance, the absence of delinquent taxes or liens against the property securing the loans and the loans' compliance with applicable federal, state, and local laws. Breaches of these representations and warranties may require the Company to repurchase the mortgage loan or, if the loan has been foreclosed, the underlying collateral, or otherwise make whole or provide other remedies to the GSEs and the private investors. The repurchase liability is recorded within Accrued expenses and payables on the Condensed Consolidated Balance Sheet, and the related income statement activity is recorded in Mortgage banking revenue on the Condensed Consolidated Statement of Operations. In May 2014, the Company reached a settlement with FNMA for loans previously sold, resulting in an $8.0 million reduction in the representation and warranty liability. Management believes the Company's repurchase reserve appropriately reflects the estimated probable losses on repurchase claims for all loans sold and outstanding as of June 30, 2014. In making these estimates, the Company considers the losses it expects to incur over the lives of the loans sold. The table below represents the activity in the representation and warranty reserve for the dates indicated.

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Beginning Balance	$50,515	$50,707	$54,836	$50,662
Additions(1)	(7,772)	8,970	(7,579)	15,793
Reductions	(1,881)	(3,456)	(6,395)	(10,234)
Ending Balance	$40,862	$56,221	$40,862	$56,221
(1) - Includes the $8.0 million reduction in the representation and warranty liability.
SCUSA Commitments

In connection with the sale of retail installment contracts through securitizations, SCUSA has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require SCUSA to repurchase loans previously sold to on- or off-balance sheet trusts. As of June 30, 2014, SCUSA had no repurchase requests outstanding. In the opinion of management, the potential exposure of other recourse obligations related to SCUSA’s retail installment contract sales agreements will not have a material adverse effect on SCUSA’s consolidated financial position, results of operations, or cash flows.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

SCUSA has a letter of credit facility with Santander's New York branch totaling $500,000 at June 30, 2014 . The amount issued was zero as of June 30, 2014 . These letters of credit can serve as collateral for certain warehouse lines. These commitments will expire on December 31, 2014.

Santander has provided guarantees on the covenants, agreements, and obligations of SCUSA under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SCUSA as servicer.

SCUSA committed to purchase certain new advances of unsecured revolving financings originated by a third-party retailer, along with existing balances on accounts with new advances, for an initial term ending in April 2020 and renewing through April 2022 at the retailer's option. SCUSA also is required to make a profit-sharing payment to the retailer each month.

Under the terms of the agreement with Chrysler, SCUSA must make revenue sharing payments to Chrysler and also must make loss-sharing payments when residual losses on leased vehicles exceed a specified threshold.

Under the terms of an application transfer agreement with another original equipment manufacturer ("OEM"), SCUSA has the first opportunity to review for its own portfolio any credit applications turned down by the OEM's captive finance company. The agreement does not require SCUSA to originate any loans, but for each loan originated SCUSA will pay the OEM a referral fee, comprised of a volume bonus fee and a loss betterment bonus fee. The loss betterment bonus fee is calculated annually and is based on the amount by which losses on loans originated under the agreement are lower than an established percentage threshold.

SCUSA is obligated to make purchase price holdback payments to a third-party originator of loans that it purchases on a periodic basis when losses are lower than originally expected.

SCUSA has a flow agreement with Bank of America whereby SCUSA is committed to sell up to $300,000 of eligible loans to the bank each month through May, 2018. SCUSA retains servicing on all sold loans and will receive or pay a servicer performance payment if yields on the loans, net of credit losses, are higher or lower, respectively, than expected at origination.

SCUSA entered into a loan flow agreement with Citizens Bank of Pennsylvania ("CBP") in 2014. SCUSA retains servicing on the loans sold under this agreement and predecessor sale agreements and will owe CBP a loss-sharing payment capped to 0.50% of the original pool balance if losses exceed a specified threshold, established on a pool-by pool basis.

Under terms of agreements with a peer-to-peer unsecured lending platform company, SCUSA committed to purchase at least the lesser of $30,000 per month or 75% of the lending platform company’s near-prime originations through July 2015, and the lesser of $30,000 per month or 50% of the lending platform company’s near-prime originations thereafter through July 2017. This commitment can be reduced or canceled with 90 days’ notice.

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

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether the matter presents a loss contingency that is probable and estimable, at which time an accrued liability is established with respect to such loss contingency. The Company continues to monitor the matter for further developments that could affect the amount of the accrued liability previously established. For certain legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses. For other matters for which a loss is probable or reasonably possible, such an estimate is not possible. Management currently estimates that it is reasonably possible that the Company could incur losses in an aggregate amount of up to approximately $11.7 million in excess of the accrued liability, if any, with it also being reasonably possible that the Company could incur no such losses in these matters. This estimated range of reasonably possible losses represents the estimate of possible losses over the life of such legal matters, which may span an indeterminable number of years, and is based on information available as of June 30, 2014.

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

Under the agreement, the Bank has paid $6.2 million into a remediation fund, the majority of which has been distributed to borrowers, and will engage in foreclosure avoidance activities, such as loan modifications and short sales over the next two years in an aggregate principal amount of $9.9 million. In return, the OCC waived any civil money penalties that could have been assessed against the Bank. During 2013, the Company submitted for credit from the OCC mortgage loans in the amount of $74.1 million, which represents the principal balance of mortgage loans for which the Bank completed foreclosure avoidance activities with the Bank's borrowers. As of June 30, 2014, the Bank had already exceeded its requirements under the settlement agreement. The OCC is requiring the Bank to engage a consultant to validate that the submissions the Bank has made to the OCC qualify as foreclosure avoidance activities under the terms of the agreement.

The Bank represents 0.17% of the total $9.3 billion settlement among the banks and is the smallest participant in the agreement. The total $16.1 million related to the remediation fund and mortgage modifications was fully reserved.

Identity Theft Protection Product Matter

The Bank has been in discussions to address concerns that some customers may have paid for but did not receive certain benefits of an identity theft protection product from a third-party vendor. The Bank remains in discussions with the third-party vendor on potential remedial actions to impacted customers. During 2013, fees expected to be returned to customers of $30.0 million were expensed within general and administrative expenses on the Condensed Consolidated Statement of Operations. As of June 30, 2014, $13.2 million of payments were returned to customers as the first phase of the remediation. Further remediation of this matter is ongoing.

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

Nonprime Auto Loan Originations

In July 2014, SCUSA received a civil subpoena from the U.S. Department of Justice under the Financial Institutions Reform, Recovery and Enforcement Act requesting the production of documents and communications that, among other things, relate to the underwriting and securitization of nonprime auto loans since 2007. Investigations, proceedings or information-gathering requests that we are, or may become, involved in may result in adverse consequences including, without limitation, adverse judgments, settlements, fines, penalties, injunctions, or other actions.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15. RELATED PARTY TRANSACTIONS

The Company has various debt agreements with Santander. For a listing of these debt agreements, see Note 9 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The Company and its affiliates also entered into or were subject to various service agreements with Santander and its affiliates. Each of these agreements was made in the ordinary course of business and on market terms. A list and description of these agreements can be found in Note 20 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

NOTE 16. FAIR VALUE

General

As of June 30, 2014, $13.6 billion of the Company’s total assets consisted of financial instruments measured at fair value on a recurring basis, including financial instruments for which the Company elected the fair value option. Approximately $10.2 million of these financial instruments were measured using quoted market prices for identical instruments or Level 1 inputs. Approximately $11.0 billion of these financial instruments were measured using valuation methodologies involving market-based and market-derived information, or Level 2 inputs. Approximately $2.6 billion of these financial instruments were measured using model-based techniques, or Level 3 inputs, and represented approximately 19.4% of total assets measured at fair value and approximately 2.4% of total consolidated assets.

Fair value is defined in GAAP as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The standard focuses on the exit price in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. GAAP establishes a fair value reporting hierarchy to maximize the use of observable inputs when measuring fair value and defines the three levels of inputs as noted below:

•Level 1 - Assets or liabilities for which the identical item is traded on an active exchange, such as publicly-traded instruments or futures contracts.

•Level 2 - Assets and liabilities valued based on observable market data for similar instruments. Fair value is estimated using inputs other than quoted prices included within Level 1 that are observable for assets or liabilities, either directly or indirectly.

•Level 3 - Assets or liabilities for which significant valuation assumptions are not readily observable in the market, and instruments valued based on the best available data, some of which is internally developed and considers risk premiums that a market participant would require. Fair value is estimated using unobservable inputs that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities may include financial instruments whose value is determined using pricing services, pricing models with internally developed assumptions, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

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

NOTE 16. FAIR VALUE (continued)

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

There were no transfers between Levels 1, 2 and 3 during the three-month period ended June 30, 2014 for any assets or liabilities valued at fair value on a recurring basis. During the six-month period ended June 30, 2014, the Company transferred certain of its asset-backed securities from Level 2 to Level 3 due to limited price transparency in connection with their limited trading activity. There were no other transfers between Levels 1, 2 and 3 during the six-month period ended June 30, 2014. There were no transfers between Levels 1, 2 and 3 during the three-month and six-month periods ended June 30, 2013 for any assets or liabilities valued at fair value on a recurring basis.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. FAIR VALUE (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of June 30, 2014 and December 31, 2013.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2014
	(in thousands)
Financial assets:
US Treasury and government agency securities	$—	$8,000	$—	$8,000
Corporate debt	—	2,234,349	—	2,234,349
Asset-backed securities	—	1,360,789	1,243,872	2,604,661
Equity Securities	10,163	—	—	10,163
State and municipal securities	—	1,830,276	—	1,830,276
Mortgage backed securities	—	4,987,593	—	4,987,593
Total investment securities available-for-sale	10,163	10,421,007	1,243,872	11,675,042
Trading securities	—	125,116	—	125,116
Retail installment contracts held for investment	—	—	1,273,072	1,273,072
Loans held for sale	—	166,616	—	166,616
Mortgage servicing rights	—	—	124,118	124,118
Derivatives:
Fair value	—	855	—	855
Cash Flow	—	2,102	—	2,102
Mortgage banking interest rate lock commitments	—	—	4,092	4,092
Customer related	—	214,918	—	214,918
Foreign exchange	—	7,593	—	7,593
Mortgage servicing	—	722	—	722
Interest rate cap agreements	—	46,631	—	46,631
Other	—	5,902	10	5,912
Total financial assets	$10,163	$10,991,462	$2,645,164	$13,646,789
Financial liabilities:
Derivatives:
Fair value	$—	$2,303	$—	$2,303
Cash flow	—	44,281	—	44,281
Mortgage banking forward sell commitments	—	3,151	—	3,151
Customer related	—	184,624	—	184,624
Total return swap	—	—	285	285
Foreign exchange	—	6,199	—	6,199
Mortgage servicing	—	188	—	188
Interest rate swaps	—	24,240	—	24,240
Option for interest rate cap	—	46,677	—	46,677
Other	—	6,727	76	6,803
Total financial liabilities	$—	$318,390	$361	$318,751

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. FAIR VALUE (continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2013
	(in thousands)
Financial assets:
US Treasury and government agency securities	$—	$24,997	$—	$24,997
Corporate debt	—	2,218,180	—	2,218,180
Asset-backed securities	—	2,679,290	52,940	2,732,230
Equity securities	9,841	—	—	9,841
State and municipal securities	—	1,850,149	—	1,850,149
Mortgage backed securities	—	4,810,843	—	4,810,843
Total investment securities available-for-sale	9,841	11,583,459	52,940	11,646,240
Loans held for sale	—	128,949	—	128,949
Mortgage servicing rights	—	—	141,787	141,787
Derivatives:
Fair value	—	1,073	—	1,073
Cash flow	—	4,803	—	4,803
Mortgage banking interest rate lock commitments	—	—	547	547
Mortgage banking forward sell commitments	—	2,101	—	2,101
Customer related	—	225,811	—	225,811
Foreign exchange	—	11,631	—	11,631
Mortgage servicing rights	—	6,155	—	6,155
Other	—	4,750	14	4,764
Total financial assets	$9,841	$11,968,732	$195,288	$12,173,861
Financial liabilities:
Derivatives:
Fair value	$—	$1,924	$—	$1,924
Cash flow	—	58,381	—	58,381
Customer related	—	198,669	—	198,669
Total return swap	—	—	285	285
Foreign exchange	—	9,745	—	9,745
Mortgage servicing rights	—	488	—	488
Other	—	4,099	112	4,211
Total financial liabilities	$—	$273,306	$397	$273,703

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. FAIR VALUE (continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
June 30, 2014
Impaired loans held for investment	$—	$94,685	$64,229	$158,914
Foreclosed assets	—	29,840	—	29,840
Repossessed vehicle inventory	—	140,792	—	140,792

December 31, 2013
Impaired loans held for investment	$—	$149,796	$137,356	$287,152
Foreclosed assets	—	57,431	—	57,431

Valuation Processes and Techniques

Impaired loans held for investment represents the recorded investment of impaired commercial loans for which the Company periodically records nonrecurring adjustments of collateral-dependent loans measured for impairment when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Appraisals are obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties, which are considered Level 2 inputs. Loans for which the value of the underlying collateral is determined using a combination of real estate appraisals, field exams and internal calculations are considered Level 3 inputs. The inputs in the internal calculations include the loan balance, estimation of the collectability of the underlying receivables held by the customer used as collateral, sale and liquidation value of the inventory held by the customer used as collateral, and historical loss-given-default parameters. In cases in which the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. The total carrying value of these loans was $111.9 million and $209.1 million at June 30, 2014 and December 31, 2013, respectively.

Foreclosed assets represents the recorded investment in assets taken in foreclosure of defaulted loans, and are primarily comprised of commercial and residential real property and generally measured at the lower of cost or fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace.

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

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Condensed Consolidated Statements of Operations relating to assets held at period-end:

	Statement of Operations Location	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
		(in thousands)
		2014	2013	2014	2013
Impaired loans held for investment	Provision for credit losses	$(9,656)	$(29,756)	$(10,200)	$(14,324)
Foreclosed assets	Other administrative expense	(129)	(860)	(352)	(2,404)
Repossessed vehicle inventory	Provision for credit losses	579,765	—	684,699	—
		$569,980	$(30,616)	$674,147	$(16,728)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. FAIR VALUE (continued)

Level 3 Rollforward for Recurring Assets and Liabilities

The tables below present the changes in all Level 3 balances for the three-month and six-month periods ended June 30, 2014 and 2013, respectively.

Three-Month Period Ended June 30, 2014
	Investments Available-for-Sale	Retail Installment Contracts Held for Investment	MSRs	Derivatives	Total
	(in thousands)
Balance, March 31, 2014	$1,225,012	$1,516,353	$134,775	$1,350	$2,877,490
Gains in other comprehensive income	822	—	—	—	822
Gains/(losses) in earnings	—	215,377	(6,893)	2,284	210,768
Additions/Issuances	102,326	—	2,129	—	104,455
Settlements(1)	$(84,288)	(458,658)	$(5,893)	$107	$(548,732)
Balance, June 30, 2014	$1,243,872	1,273,072	$124,118	$3,741	$2,644,803
Changes in unrealized losses included in earnings related to balances still held at June 30, 2014	$—	$—	$(6,893)	$(80)	$(6,973)

Six-Month Period Ended June 30, 2014
	Investments Available-for-sale	Retail Installment Contracts Held for Investment	MSRs	Derivatives	Total
	(in thousands)
Balance, December 31, 2013	$52,940	$—	$141,787	$164	$194,891
Gains in other comprehensive income	1,870	—	—	—	1,870
Gains/(losses) in earnings	—	359,430	(11,352)	3,330	351,408
Additions/Issuances	102,326	1,870,383	4,003	—	1,976,712
Settlements(1)	(84,724)	(956,741)	(10,320)	247	(1,051,538)
Transfers into level 3	1,171,460	—	—	—	1,171,460
Asset Balance, June 30, 2014	$1,243,872	$1,273,072	$124,118	$3,741	$2,644,803
Changes in unrealized losses included in earnings related to balances still held at June 30, 2014	$—	$—	$(11,352)	$(215)	$(11,567)

(1)	Settlements include charge-offs, prepayments, paydowns and maturities.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. FAIR VALUE (continued)

Three-Month Period Ended June 30, 2013
	Investments Available for Sale	MSRs	Derivatives	Total
	(in thousands)
Balance, March 31, 2013	$44,818	$109,163	$11,022	$165,003
Gains in other comprehensive income	9,968	—	—	9,968
Gains/(losses) in earnings	—	23,270	(21,098)	2,172
Additions/Issuances	—	10,874	—	10,874
Settlements(1)	(417)	(5,166)	107	(5,476)
Asset Balance, June 30, 2013	$54,369	$138,141	$(9,969)	$182,541
Changes in unrealized gains included in earnings related to balances still held at June 30, 2013	$—	$23,270	$50	$23,320

Six-Month Period Ended June 30, 2013
	Investments Available for Sale	MSRs	Derivatives	Total
	(in thousands)
Balance, December 31, 2012	$43,374	$92,512	$14,722	$150,608
Gains in other comprehensive income	11,824	—	—	11,824
Gains/(losses) in earnings	—	33,366	(24,901)	8,465
Additions/Issuances	—	24,046	—	24,046
Settlements(1)	(829)	(11,783)	210	(12,402)
Balance, June 30, 2013	$54,369	$138,141	$(9,969)	$182,541
Changes in unrealized gains (losses) included in earnings related to balances still held at June 30, 2013	$—	$33,366	$(33)	$33,333

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

NOTE 16. FAIR VALUE (continued)

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

Certain asset-backed securities ("ABS") are valued using discounted cash flows. The discounted cash flows are obtained from a third party pricing service using observable market data and therefore are classified as Level 2. Other ABS which could not be valued using a third party pricing service are valued using an internally developed discounted cash flow model. When estimating the fair value using this model, the Company uses its best estimate of the key assumptions which include the discount rates and forward yield curves. The Company uses comparable bond indices based on industry, term, and rating to discount the expected future cash flows. Determining the comparability of assets involves significant subjectivity related to asset type differences, cash flows, performance and other inputs. The inability of the Company to corroborate the fair value of the ABS due to the limited available observable data on these ABS resulted in a fair value classification of Level 3.

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

The Company's equity securities are priced using net asset value per share, which is validated with a sufficient level of observable activity. Since the price is observable and unadjusted, these investments are considered Level 1.

Gains and losses on investments are recognized in the Condensed Consolidated Statements of Operations through Net gain on sale of investment securities.

Trading Securities

Investments that are purchased principally for the purpose of selling them in the near term are classified as trading securities and carried at fair value. These securities are considered Level 2. Gains and losses on these trading securities are recognized in the Condensed Consolidated Statements of Operations through Mortgage banking income, net.

Retail Installment Contracts Held for Investments

For certain retail installment contracts held for investments within loans held for investment, the Company has elected the fair value option. The fair values of the retail installment contracts are estimated using the discounted cash flow model. When estimating the fair value using this model, the Company uses significant unobservable inputs on key assumptions which includes historical default rate and adjustments to reflect voluntary prepayments, prepayment rates based on available data from a comparable market securitization of similar assets, discount rates reflective of the cost of funding of debt issuance and recent historical equity yields, and recovery rates based on the average severity utilizing reported severity rates and loss severity utilizing available market data from a comparable securitized pool. Accordingly, retail installment contracts held for investment are classified as Level 3.

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

NOTE 16. FAIR VALUE (continued)

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

Mortgage servicing rights

The model to value MSRs estimates the present value of the future net cash flows from mortgage servicing activities based on various assumptions. These cash flows include servicing and ancillary revenue, offset by the estimated costs of performing servicing activities. Significant assumptions used in the valuation of residential MSRs are changes in anticipated loan prepayment rates ("CPRs") and the discount rate, reflective of a market participant's required return on an investment for similar assets. Other important valuation assumptions include market-based servicing costs and the anticipated earnings on escrow and similar balances held by the Company in the normal course of mortgage servicing activities. All of these assumptions are considered to be unobservable inputs. Historically, servicing costs and discount rates have been less volatile than CPR and earnings rates, both of which are directly correlated with changes in market interest rates. Increases in prepayment speeds, discount rates and servicing costs result in lower valuations of MSRs. Decreases in the anticipated earnings rate on escrow and similar balances result in lower valuations of MSRs. For each of these items, the Company makes assumptions based on current market information and future expectations. All of the assumptions are based on standards that the Company believes would be utilized by market participants in valuing MSRs and are derived and/or benchmarked against independent public sources. Accordingly, MSRs are classified as Level 3. Gains and losses on MSRs are recognized on the Condensed Consolidated Statements of Operations through Mortgage banking income. See further discussion on MSRs in Note 8.

Listed below are the most significant inputs that are utilized by the Company in the evaluation of residential MSRs:

•	A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $4.8 million and $9.3 million, respectively, at June 30, 2014.

•	A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $4.5 million and $8.7 million, respectively, at June 30, 2014.

Significant increases (decreases) in any of those inputs in isolation would result in significantly higher (lower) fair value measurements. These sensitivity calculations are hypothetical and should not be considered to be predictive of future performance. Changes in fair value based on adverse changes in assumptions generally cannot be extrapolated because the relationship of the change in assumption to the change in fair value may not be linear. Also, the effect of an adverse variation in a particular assumption on the fair value of the MSRs is calculated without changing any other assumption, while in reality changes in one factor may result in changes in another, which may either magnify or counteract the effect of the change. Prepayment estimates generally increase when market interest rates decline and decrease when market interest rates rise. Discount rates typically increase when market interest rates increase and/or credit and liquidity risks increase and decrease when market interest rates decline and/or credit and liquidity conditions improve.

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

The discounted cash flow model is utilized to determine the fair value of the mortgage banking derivatives-interest rate lock commitments. The significant unobservable inputs for mortgage banking derivatives used in the fair value measurement of the Company‘s loan commitments are "pull through" percentage and the MSR value that is inherent in the underlying loan value. The pull through percentage is an estimate of loan commitments that will result in closed loans. Significant increases (decreases) in any of these inputs in isolation would result in a significantly higher (lower) fair value measurements. Significant increases (decreases) in the fair value of a mortgage banking derivative asset (liability) results when the probability of funding increases (decreases). Significant increases (decreases) in the fair value of a mortgage loan commitment result when the embedded servicing value increases (decreases).

Gains and losses related to derivatives affect various line items in the Condensed Consolidated Statements of Operations. See Note 10 for a discussion of derivatives activity.

Level 3 Inputs - Significant Recurring Assets and Liabilities

The following table presents quantitative information about the significant unobservable inputs within significant Level 3 recurring assets and liabilities.

	Fair Value at June 30, 2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(in thousands)
Financial Assets:
Asset-backed securities
Financing Bonds	$1,190,008	Discounted Cash Flow	Discount Rate (1)	0.51%-2.01% (1.24%)
Sale-leaseback securities	$53,864	Consensus Pricing (2)	Offered quotes (3)	136.47%
Retail installment contracts held for investment	$1,273,072	Discounted Cash Flow	ABS (4)	40.00%
			Prepayment rate (CPR) (5)	11.00%
			Discount Rate (6)	5.29%-12.00% (7.12%)
			Recovery Rate (7)	25.00%-47.00% (42.05%)
Mortgage servicing rights	$124,118	Discounted Cash Flow	Prepayment rate (CPR) (8)	0.54%-39.20% (10.27%)
			Discount Rate (9)	9.55%
Mortgage banking interest rate lock commitments	$4,092	Discounted Cash Flow	Pull through percentage (10)	72.99%
			MSR value (11)	0.690%-1.020% (0.96%)

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. FAIR VALUE (continued)

Fair Value of Financial Instruments

	June 30, 2014
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$4,385,648	$4,385,648	$4,385,648	$—	$—
Available-for-sale investment securities	11,675,042	11,675,042	10,163	10,421,007	1,243,872
Trading securities	125,116	125,116	—	125,116	—
Debentures of FHLB	19,957	20,000	—	20,000	—
Loans held for investment, net	74,212,032	74,442,476	—	94,685	74,347,791
Loans held for sale	290,407	290,736	—	290,736	—
Restricted Cash	2,059,673	2,059,673	2,059,673	—	—
Mortgage servicing rights	124,118	124,118	—	—	124,118
Derivatives	282,825	282,825	—	278,723	4,102

Financial liabilities:
Deposits	49,799,792	49,855,974	42,921,497	6,934,477	—
Borrowings and other debt obligations	38,213,650	38,927,956	—	31,465,006	7,462,950
Derivatives	318,751	318,751	—	318,390	361

	December 31, 2013
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$4,226,947	$4,226,947	$4,226,947	$—	$—
Available-for-sale investment securities	11,646,240	11,646,240	9,841	11,583,459	52,940
Debentures of FHLB	19,862	20,000	—	20,000	—
Loans held for investment, net	49,087,340	49,307,888	—	149,796	49,158,092
Loans held for sale	128,949	128,949	—	128,949	—
Restricted Cash	97,397	97,397	97,397	—	—
Mortgage servicing rights	141,787	141,787	—	—	141,787
Derivatives	256,885	256,885	—	256,324	561

Financial liabilities:
Deposits	49,521,406	49,609,846	41,382,336	8,227,510	—
Borrowings and other debt obligations	12,376,624	13,210,300	—	13,210,300	—
Derivatives	273,703	273,703	—	273,306	397

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

The following methods and assumptions were used to estimate the fair value of each class of financial instruments not measured at fair value on the Condensed Consolidated Balance Sheet:

Cash and amounts due from depository institutions

Cash and cash equivalents include cash and due from depository institutions, interest-bearing deposits in other banks, federal funds sold, and securities purchased under agreements to resell. The related fair value measurements have been classified as Level 1, since their carrying value approximates fair value due to the short-term nature of the asset.

As of June 30, 2014 and December 31, 2013, the Company had $2.1 billion and $97.4 million, respectively, of restricted cash. Restricted cash is related to cash restricted for investment purposes, cash posted for collateral purposes, cash advanced for loan purchases, and lockbox collections. Cash and cash equivalents, including restricted cash, have maturities of three months or less and, accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

Debentures of FHLB

Other investments include debentures of the FHLB. The related fair value measurements have generally been classified as Level 2, as carrying value approximates fair value.

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

Deposits

The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, interest-bearing demand deposit accounts, savings accounts and certain money market accounts, is equal to the amount payable on demand and does not take into account the significant value of the cost advantage and stability of the Company’s long-term relationships with depositors. The fair value of fixed-maturity CDs is estimated by discounting cash flows using currently offered rates for deposits of similar remaining maturities. The related fair value measurements have generally been classified as Level 1 for core deposits, since the carrying value approximates fair value due to the short-term nature of the liabilities. All other deposits are considered to be Level 2.

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

Commitments to extend credit and standby letters of credit

Commitments to extend credit and standby letters of credit include the value of unfunded lending commitments and standby letters of credit, as well as the recorded liability for probable losses. The Company’s pricing of such financial instruments is based largely on credit quality and relationship, probability of funding and other requirements. Loan commitments often have fixed expiration dates and contain termination and other clauses which provide relief from funding in the event of significant deterioration in the credit quality of the customer. The rates and terms of the Company’s loan commitments and letters of credit are competitive with other financial institutions operating in markets served by the Company.

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

Retail installment contracts held for investment

To reduce accounting and operational complexity, the Company elected the fair value option for certain of its retail installment contracts held for investment in connection with the SCUSA Change in Control. These loans consisted of all of SCUSA’s retail installment contracts accounted for by SCUSA under ASC 310-30 as well as all of SCUSA’s retail installment contracts that were more than 60 days past due at the date of the Change in Control, which collectively had an aggregate outstanding unpaid principal balance of $2.6 billion with a fair value of $1.9 billion at the date of the Change in Control.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. FAIR VALUE (continued)

The following table summarizes the difference between the fair value and the principal balance for residential mortgage loans and retail installment contracts measured at fair value as of June 30, 2014.

	Fair Value	Aggregate Unpaid Principal Balance	Difference
	(in thousands)
Residential mortgage loans held for sale	$166,616	$163,045	$3,571
Nonaccrual loans	—	—	—

Retail installment contracts held for investment	$1,273,072	$1,645,493	$(372,421)
Nonaccrual loans	114,400	213,250	(98,850)

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

The Company's residential MSRs had an aggregate fair value of $124.1 million at June 30, 2014. Changes in fair value totaling a loss of $11.4 million were recorded in net mortgage banking income in the Condensed Consolidated Statement of Operations during the six-month period ended June 30, 2014.

NOTE 17. BUSINESS SEGMENT INFORMATION

Business Segment Products and Services

The Company’s reportable segments are focused principally around the customers the Bank and SCUSA serve. The Company has identified the following reportable segments:

•
The Retail Banking segment is primarily comprised of branch locations and residential mortgage business. The branches are responsible for attracting deposits through a variety of demand and negotiable order of withdrawal ("NOW") accounts, money market and savings accounts, CDs and retirement savings products. The branch locations also offer consumer loans such as home equity loans and lines of credit, as well as business banking and small business loans to individuals. Investment Services, which offers annuities, mutual funds, managed monies, insurance products and acts as an investment brokerage agent to the customers of the Retail Banking segment, became part of the Retail Banking Segment in the second quarter of 2014. Santander Universities, which provides grants and scholarships to universities and colleges around the globe as a way to foster education through research, innovation and entrepreneurship, is the last component of the Retail Banking segment.

•	The Auto Finance & Alliances segment currently provides indirect consumer leasing as well as commercial loans to dealers.

•
The Real Estate and Commercial Banking segment offers commercial real estate loans, multi-family loans, commercial loans, and the Bank's related commercial deposits. During the second quarter of 2014, this segment also included the

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Specialty & Government Banking segment, which provides financing and deposits for government entities and niche product financing for specific industries, including oil and gas, and mortgage warehousing, among others.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17. BUSINESS SEGMENT INFORMATION (continued)

•
The Global Banking & Markets segment serves the needs of global commercial and institutional customers by leveraging the international footprint of the Santander group to provide financing and banking services to corporations with over $500 million in annual revenues. GBM's offerings and strategy are based on Santander's local and global capabilities in wholesale banking.

•
SCUSA is a full-service, technology-driven consumer finance company focused on vehicle finance and unsecured consumer lending products. Prior to the closing of the IPO in January 2014, the Company accounted for its investment in SCUSA under the equity method. Following the closing of the IPO, the Company consolidated the financial results of SCUSA in the Company’s condensed financial statements effective January 28, 2014. Accordingly, following the Change in Control, the segment performance in the first six months of 2014 is reflective of the consolidated results inclusive of the results attributable to a 39% non-controlling interest. Results presented for the first six months of 2013 are reflective of the Company's 65% equity method investment and therefore may not be directly comparable.

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

During the first quarter of 2014, certain management and business line changes were announced as the Company reorganized its management reporting structure in order to improve its structure and focus to better align management teams and resources with the business goals of the Company and to provide enhanced customer service to its clients. These changes became effective for reporting purposes during the second quarter. Accordingly, the following changes were made within the Company's reportable segments to provide greater focus on each of its core businesses:

•	The Investment Services business unit has been combined with the Retail Banking business unit.

•	The CEVF line, formerly included in the Specialty and Government Banking business unit, has been moved into the Auto Finance and Alliances business unit.

•	The Specialty and Government Banking business unit has been combined with the Real Estate and Commercial Banking business unit.

Prior period results have been recast to conform to the new composition of these reportable segments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17. BUSINESS SEGMENT INFORMATION (continued)

Certain segments previously deemed quantitatively significant no longer met the threshold and have been combined with the Other category as of June 30, 2014. Prior period results have been recast to conform to the new composition of the reportable segment.

Results of Segments

The following tables present certain information regarding the Company’s segments.

For the Three-Month Period Ended	SHUSA excluding SCUSA					Non-GAAP measure(4)
June 30, 2014	Retail Banking	Auto Finance & Alliances	Real Estate and Commercial Banking	Global Banking & Markets	Other(2)	SCUSA(3)	SCUSA Purchase Price Adjustments	Eliminations	Total
	(dollars in thousands)
Net interest income	214,495	18,696	129,579	45,460	(10,814)	1,083,651	108,967	—	1,590,034
Total non-interest income	83,428	34,312	23,365	15,194	29,882	314,172	161,914	(23,977)	638,290
Provision/(release) for credit losses	11,134	1,694	(12,019)	(4,199)	(36,610)	588,577	137,457	—	686,034
Total expenses	253,041	35,620	44,603	19,447	224,212	419,121	14,603	(7,418)	1,003,229
Income/(loss) before income taxes	33,748	15,694	120,360	45,406	(168,534)	390,125	118,821	(16,559)	539,061

Intersegment (expense)/ revenue(1)	61,617	(3,248)	(76,817)	(9,020)	27,468	—	—	—	—
Total average assets	18,695,696	2,925,777	22,780,861	9,213,611	26,064,827	29,409,369	—	—	109,090,141

For the Six-Month Period Ended	SHUSA excluding SCUSA					Non-GAAP measure(4)
June 30, 2014	Retail Banking	Auto Finance & Alliances	Real Estate and Commercial Banking	Global Banking & Markets	Other(2)	SCUSA	SCUSA Purchase Price Adjustments	Eliminations	Total
	(dollars in thousands)
Net interest income	429,586	37,543	247,613	87,015	(21,292)	2,145,853	179,957	(344,136)	2,762,139
Total non-interest income	170,846	40,372	49,279	37,621	57,957	553,770	245,142	(83,980)	1,071,007
Gain on change in control(3)	—	—	—	—	—	—	2,428,539	—	2,428,539
Provision/(release) for credit losses	20,344	1,690	(7,352)	(1,761)	(52,921)	1,287,155	(337)	(225,454)	1,021,364
Total expenses	499,882	46,037	89,857	35,637	357,290	892,837	105,153	(253,083)	1,773,610
Income/(loss) before income taxes	80,206	30,188	214,387	90,760	(267,704)	519,631	2,748,822	50,421	3,466,711

Intersegment (expense)/ revenue(1)	126,253	(5,418)	(161,208)	(18,096)	58,469	—	—	—	—
Total average assets	18,746,035	2,638,505	22,579,026	8,828,262	26,291,936	23,864,215	—	—	102,947,979

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17. BUSINESS SEGMENT INFORMATION (continued)

For the Three- Month Period Ended
June 30, 2013	Retail Banking	Auto Finance & Alliances	Real Estate and Commercial Banking	Global Banking & Markets	Other(2)	Equity method investment in SCUSA	Total
	(dollars in thousands)
Net interest income	181,908	15,209	111,358	44,328	32,474	—	385,277
Total non-interest income	112,856	483	37,136	21,444	(34,436)	116,909	254,392
Provision/(release) for credit losses	15,015	2,480	9,490	2,015	(19,000)	—	10,000
Total expenses	214,989	1,876	42,016	13,359	134,194	—	406,434
Income/(loss) before income taxes	64,760	11,336	96,988	50,398	(117,156)	116,909	223,235

Intersegment revenue/(expense)(1)	21,550	(2,714)	(95,912)	(12,553)	89,629	—	—
Total average assets	19,645,132	1,755,659	21,665,719	8,295,728	29,180,530	—	80,542,768

For the Six-Month Period Ended
June 30, 2013	Retail Banking	Auto Finance & Alliances	Real Estate and Commercial Banking	Global Banking & Markets	Other(2)	Equity method investment in SCUSA	Total
	(dollars in thousands)
Net interest income	366,197	30,144	219,964	85,049	79,941	—	781,295
Total non-interest income	220,456	942	64,959	46,748	35,678	305,430	674,213
Provision/(release) for credit losses	62,711	2,324	(6,555)	7,492	(39,122)	—	26,850
Total expenses	436,461	4,060	83,084	25,963	267,686	—	817,254
Income/(loss) before income taxes	87,481	24,702	208,394	98,342	(112,945)	305,430	611,404

Intersegment revenue/(expense)(1)	39,462	(5,621)	(191,837)	(25,213)	183,209	—	—
Total average assets	20,130,286	1,749,950	21,611,348	8,407,450	30,548,753	—	82,447,787

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

(2)
Other is not considered a segment and includes earnings from non-strategic assets, the investment portfolio, interest expense on the Bank’s borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

NON-GAAP FINANCIAL MEASURES

The "Chief Operating Decision Maker," as described by ASC 280, Segment Reporting, manages SCUSA on a historical basis by reviewing the results of SCUSA on a pre-Change in Control basis. The Results of Segments table discloses SCUSA's operating information on the same basis that it is reviewed by SHUSA's Chief Operating Decision Maker to reconcile to SCUSA's U.S. GAAP results, purchase price adjustments and accounting for SCUSA as an equity method investment must be reflected. The Company's non-GAAP information has limitations as an analytical tool, and the reader should not consider it in isolation, or as a substitute for analysis of our results or any performance measures under U.S. GAAP as set forth in our financial statements. The reader should compensate for these limitations by relying primarily on our U.S. GAAP results and using this non-GAAP information only as a supplement to evaluate the Company's performance.

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

On January 28, 2014, the Company obtained a controlling financial interest in Santander Consumer USA Holdings Inc. ( together with its subsidiaries, "SCUSA "), which is the holding company of Santander Consumer USA Inc. SCUSA, headquartered in Dallas, Texas, is a full-service, technology-driven consumer finance company focused on vehicle finance and unsecured consumer lending products.

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

ECONOMIC AND BUSINESS ENVIRONMENT

Overview

During the second quarter of 2014, the U.S. economy continued on the path of economic recovery, as evidenced by a decrease in the unemployment rate and upward trends in household spending as well as corporate earnings.

The unemployment rate in June 2014 improved to 6.1%, down from 6.7% at March 31, 2014 and 7.6% one year ago. According to the U.S Bureau of Labor Statistics’ June release, the decrease is attributable to employment growth across most major employment categories including professional and business services, retail trade, food services and drinking establishments and health care. Corresponding to increased employment, personal income and disposable income also increased during the first half of 2014, each growing 1.9% since December 2013.

For the first half of the year, the Dow Jones Industrial Average increased approximately 3% and both the S&P 500 and Nasdaq increased approximately 7.4%. These factors as well as other initial indicators for the second quarter point to increases in corporate earnings during the second quarter to accompany the other indicators of positive economic growth.

During the second quarter, the Federal Open Market Committee (the “FOMC”) re-affirmed its target of 0-.25% for the federal funds rate, citing primarily the inflation rate, which remains slightly below the 2.0% target. The FOMC also announced the continued tapering of its agency mortgage-backed securities (“MBS”) and long-term Treasury securities purchase programs.

The 10-year Treasury bond rate at the end of the second quarter was 2.52%, compared to 2.48% at the end of the second quarter of 2013, an increase that corresponds to slight increases in mortgage interest rates over the past year and which has generally resulted in decreased mortgage origination and re-financing activity within the industry. This decrease in mortgage activity only contributes to the increased pressure on net interest income and margins within the industry.

Despite the trends in mortgage origination, commercial banks continue to see positive indicators, including six quarters of consistent decreases in charge off rates for the total loan and lease portfolios of the 100 largest banks. Decreases in non-performing loans, restructured loans, and delinquencies also point to favorable trends in loan credit quality.

Changing market conditions are considered a significant risk factor to the Company. The continued low interest rate environment presented challenges in the growth of net interest income for the banking industry, which continues to rely on non-interest activities to support revenue growth. Changing market conditions and political uncertainty could have an overall impact on the Company's results of operations and financial condition. Such conditions could also impact the Company's credit risk, and the associated provision for credit losses and legal expense could increase.

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

	June 30, 2014
Country	Covered Bonds	Financial Institution Bonds	Non-Financial Institutions Bonds	Government Institution Bonds	Total
	(in thousands)
France	$—	$143,669	$4,947	$—	$148,616
Germany	—	—	139,926	—	139,926
Great Britain	—	136,088	296,750	—	432,838
Italy	—	48,772	58,355	—	107,127
Netherlands	—	33,106	—	—	33,106
Norway	—	—	7,994	—	7,994
Portugal	—	—	41,241	—	41,241
Spain	94,235	4,071	121,553	74,484	294,343
Sweden	—	77,828	—	—	77,828
Switzerland	—	9,987	—	—	9,987
	$94,235	$453,521	$670,766	$74,484	$1,293,006

The market value of the Company's European exposure at June 30, 2014 was $1.3 billion.

	December 31, 2013
Country	Covered Bonds	Financial Institution Bonds	Non-Financial Institutions Bonds	Government Institution Bonds	Total
	(in thousands)
France	$—	$186,660	$30,037	$—	$216,697
Germany	—	—	140,576	—	140,576
Great Britain	—	77,693	287,889	—	365,582
Italy	—	48,828	42,674	—	91,502
Netherlands	—	74,010	5,004	—	79,014
Norway	—	—	7,993	—	7,993
Portugal	—	—	41,396	—	41,396
Spain	94,544	4,098	121,808	67,914	288,364
Sweden	—	25,888	—	—	25,888
Switzerland	—	14,454	—	—	14,454
	$94,544	$431,631	$677,377	$67,914	$1,271,466

The market value of the Company's European exposure at December 31, 2013 was $1.3 billion.

These investments are included within corporate debt securities discussed in Note 4 to the Condensed Consolidated Financial Statements. The Company's total exposure to European entities increased $21.5 million, or 1.7%, from December 31, 2013 to June 30, 2014.

As of June 30, 2014, the Company had approximately $224.1 million of loans that were denominated in a currency other than the USD.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall, gross exposure to the foregoing countries was approximately 1.1% of the Company's total assets as of June 30, 2014, and no more than 1% was to any given country or third party. The Company currently does not have credit protection on any of these exposures, nor does it provide lending services in Europe. The Company transacts with various European banks as counterparties to interest rate swaps and foreign currency transactions for its hedging and customer-related activities; however, these derivative transactions are generally subject to master netting and collateral support agreements, which significantly limit the Company’s exposure to loss.

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

Credit Rating Actions

The following table presents Moody's and S&P credit ratings for the Bank, SHUSA, Santander and the Kingdom of Spain as of June 30, 2014:

	BANK		SHUSA		SANTANDER		SPAIN
	Moody's	S&P	Moody's	S&P	Moody's	S&P	Moody's	S&P
LT Senior Debt	Baa1	BBB	Baa2	BBB	Baa1	BBB+	Baa2	BBB
ST Deposits	P-2	A-2	P-2	A-2	P-2	A-2	P-2	A-2
Outlook	Stable	Stable	Negative	Stable	Stable	Stable	Positive	Stable

SHUSA funds its operations independently of the other entities owned by Santander, and believes its business is not necessarily closely related to the business or outlook of other entities owned by Santander. During the second quarter of 2014, S&P upgraded the long-term senior debt rating of Santander from BBB to BBB+. S&P also upgraded the Kingdom of Spain's long-term debt rating from BBB- to BBB and short-term deposits rating from A-3 to A-2. Future adverse changes in the credit ratings of Santander or the Kingdom of Spain could also further adversely impact SHUSA's or its subsidiaries' credit ratings, and any other adverse change in the condition of Santander could adversely affect SHUSA.

The Bank estimates a one or two notch downgrade by either S&P or Moody's would require the Bank to post up to an additional $4.3 million or $4.5 million, respectively, to comply with existing derivative agreements.

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

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "DFA"), which instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of, and government intervention in, the financial services sector, was enacted. The DFA includes a number of provisions designed to promote enhanced supervision and regulation of financial companies and financial markets. The DFA introduced a substantial number of reforms that reshape the structure of the regulation of the financial services industry, requiring that more than 200 regulations be written. Although the full impact of this legislation on the Company and the industry will not be known until these regulations are complete, which could take several years, the enhanced regulation has involved and will involve higher compliance costs and have negatively affected the Company's revenue and earnings.

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

The DFA mandates an enhanced supervision framework, which means that the Company is subject to annual stress tests by the Federal Reserve, and the Company and the Bank are required to conduct semi-annual and annual stress tests, respectively, reporting results to the Federal Reserve and the OCC. The Federal Reserve also has discretionary authority to establish additional prudential standards, on its own or at the Financial Stability Oversight Council's recommendation, regarding contingent capital, enhanced public disclosures, short-term debt limits, and otherwise as it deems appropriate.

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

The final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that MSRs, deferred tax assets dependent upon future taxable income, and significant investments in non-consolidated financial entities be deducted from CET1 to the extent any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 for SHUSA and the Bank is to begin on January 1, 2015 and be phased in over three years.

As of June 30, 2014, the Bank's and SHUSA's Tier 1 common capital ratio under Basel III, on a fully phased-in basis under the standardized approach, were 13.15% and 11.01% respectively, based on management's interpretation of the final rules adopted by the FRB in July 2013. The estimate is based on management’s current interpretation, expectations, and understanding of the final U.S. Basel III rules. As mentioned above, the minimum required Tier 1 common capital ratio is comprised of the 4.5% minimum and the 2.5% conservation buffer. On that basis, we believe that, as of June 30, 2014, the Company would remain well-capitalized under the currently enacted capital adequacy requirements of Basel III, including when implemented on a fully phased-in basis.

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

Enhanced Prudential Standards for Capital Adequacy

Certain banks and bank holding companies, including the Company and the Bank, are required to perform stress tests and submit capital plans to the Federal Reserve and the OCC on an annual basis, and to receive a notice of non-objection to the capital plans from the Federal Reserve and the OCC before taking capital actions, such as paying dividends, implementing common equity repurchase programs, or redeeming or repurchasing capital instruments. As a consolidated subsidiary of SHUSA, SCUSA is included in our stress tests and capital plans. On March 26, 2014, the Federal Reserve announced that, based on qualitative concerns, it objected to our capital plans. The FRB did not object to SHUSA’s payment of dividends on its outstanding class of preferred stock.

On May 1, 2014, the Board of Directors of SCUSA declared a dividend of $0.15 per share of SCUSA common stock, payable on May 30, 2014 to its shareholders of record on May 12, 2014 (the "May SCUSA Dividend"). The Federal Reserve informed SHUSA on May 22, 2014 that it does not object to SCUSA's payment of the May SCUSA Dividend, provided that Santander contribute at least $20.9 million of capital to SHUSA prior to such payment, so that SHUSA's consolidated capital position would be unaffected by the May SCUSA dividend. The Federal Reserve also informed SHUSA that, until the Federal Reserve issues a non-objection to SHUSA's capital plan, any future SCUSA dividend will require prior receipt of a written non-objection from the Federal Reserve. On May 28, 2014, SHUSA issued 84,000 shares of its common stock, no par value per share, to Santander in exchange for cash in the amount of $21 million. SHUSA has informed SCUSA that SHUSA does not currently expect to submit a revised capital plan to the Federal Reserve until January 2015.

Foreign Bank Organizations

On February 19, 2014, the Federal Reserve issued final rules to strengthen regulatory oversight of foreign banking organizations. These rules require foreign banking organizations, such as the Company's parent Santander, with over $50 billion in global consolidated assets and over $10 billion in total assets held by its U.S. subsidiaries, such as Santander, to create a U.S. intermediate holding company (an “IHC”) over all of its U.S. bank and U.S. non-bank subsidiaries. U.S. branches and agencies of foreign banks are not included in the IHC. The formation of these IHCs will allow U.S. regulators to supervise these institutions similarly to U.S. systemically important bank holding companies, meaning that they will be subject to similar capital rules and enhanced prudential standards, including capital stress tests, single-counterparty credit limits, overall risk management, and early remediation requirements. As a result of this rule, Santander could be required to transfer its U.S. nonbank subsidiaries currently outside of the Company to the Company, which would become an IHC, or establish a top-tier IHC structure that would include all of its U.S. bank and non-bank subsidiaries within the same chain of ownership. The Company is currently working on its compliance plan which will be submitted to the Federal Reserve in January of 2015. A phased-in approach is being used for the standards and requirements. Certain enhanced prudential standards are effective in 2015, with other standards and requirements becoming effective on July 1, 2016 through July 1, 2017.

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

The Bank represents 0.17% of the total $9.3 billion settlement among the participating banks and is the smallest participant in the agreement. The total $16.1 million related to the remediation fund and mortgage modifications was fully reserved at March 31, 2014.

Identity Theft Protection Product Matter

The Bank has been in discussions to address concerns that some customers may have paid for but did not receive certain benefits of an identity theft protection product from a third-party vendor. The Bank has begun discussions with the third-party vendor on potential remedial actions to impacted customers. During 2013, fees expected to be returned to customers of $30.0 million were expensed within general and administrative expenses on the Condensed Consolidated Statement of Operations. As of June 30, 2014, $13.2 million of payments were returned to customers as the first phase of the remediation. Further remediation of this matter is ongoing.

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

The following activities are disclosed in response to Section 13(r) with respect to affiliates of Santander UK within the Santander group.

During the period covered by this quarterly report:

•
A Santander UK entity holds frozen savings and current accounts for three customers resident in the U.K. who are currently designated by the U.S for terrorism. The accounts held by each customer were blocked after the customer's designation and have remained blocked and dormant for the first half of 2014. No revenue was generated by Santander UK on these accounts.

•
An Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and Designation held a mortgage with Santander UK that was issued prior to any such designation. No further draw-down has been made (or would be allowed) under this mortgage, although Santander UK continues to receive repayment installments. In the first half of 2014, total revenue in connection with this mortgage was £27,550, while net profits were negligible relative to the overall profits of Santander UK. Santander UK does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with Santander Asset Management UK Limited. The accounts remained frozen for the first half of 2014. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. In the first half of 2014, total revenue for the Santander in connection with the investment accounts was £23,200 whilst net profits were negligible relative to its overall profits.

In addition, the Santander group has certain legacy export credits and performance guarantees with Bank Mellat, which are included in the U.S. Department of the Treasury’s Office of Foreign Assets Control’s Specially Designated Nationals and Blocked Persons List. Santander entered into two bilateral credit facilities in February 2000 in an aggregate principal amount of €25.9 million. Both credit facilities matured in 2012. In addition, in 2005 Santander participated in a syndicated credit facility for Bank Mellat of €15.5 million, which matures on July 6, 2015. As of June 30, 2014, the Santander group was owed €3.6 million under this credit facility.

Bank Mellat has been in default under all of these agreements in recent years and Santander has been and expects to continue to be repaid any amounts due by official export credit agencies, which insure between 95% and 99% of the outstanding amounts under these credit facilities. No funds have been extended by Santander under these facilities since they were granted.

The Santander group also has certain legacy performance guarantees for the benefit of Bank Sepah and Bank Mellat (stand-by letters of credit to guarantee the obligations - either under tender documents or under contracting agreements - of contractors who participated in public bids in Iran) that were in place prior to April 27, 2007. However, should any of the contractors default in their obligations under the public bids, the Santander group would not be able to pay any amounts due to Bank Sepah or Bank Mellat because any such payments would be frozen pursuant to Council Regulation (EU) No. 961/2010.

In the aggregate, all of the transactions described above resulted in approximately €76,600 gross revenues and approximately in €40,000 net loss to the Santander group in the first half of 2014, all of which resulted from the performance of export credit agencies rather than any Iranian entity. The Santander group has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. The Santander group is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount - which payment would be frozen as explained above (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). Accordingly, the Santander group intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED JUNE 30, 2014 AND 2013

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
(Dollars in thousands)	2014	2013	2014	2013
Net interest income	$1,590,034	$385,277	$2,762,139	$781,295
Provision for credit losses	(686,034)	(10,000)	(1,021,364)	(26,850)
Total non-interest income	638,290	254,392	3,499,546	674,213
General and administrative expenses	(870,238)	(378,679)	(1,610,519)	(758,918)
Other expenses	(132,991)	(27,755)	(163,091)	(58,336)
Income before income taxes	539,061	223,235	3,466,711	611,404
Income tax provision	(199,746)	(35,308)	(1,249,753)	(137,978)
Net income	$339,315	$187,927	$2,216,958	$473,426

•
Net interest income increased $1.2 billion and $2.0 billion for the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013. These increases were primarily caused by the impact of approximately $1.2 billion and $2.0 billion earned following the Change in Control for the three-month and six-month periods ended June 30, 2014, respectively. The impact of the Change in Control on total interest on loans was offset by the decreases on interest on loans of $17.8 million and $49.1 million.

•
The provision for credit losses increased to $686.0 million and $1.0 billion for the three-month and six-month periods ended June 30, 2014, respectively, compared to provisions of $10.0 million and $26.9 million during the corresponding periods in 2013. The increases were primarily due to the Change in Control.

•
Total non-interest income increased $383.9 million and $2.8 billion for the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013, primarily due to the $2.4 billion gain recognized from the Change in Control during the first quarter of 2014. Also contributing to the increase was miscellaneous income increasing $451.4 million and $698.8 million for the three-month and six-month periods ended June 30, 2014, respectively, which was offset by decreases in equity method investment income of $120.1 million and $282.5 million for the three-month and six-month periods ended June 30, 2014, respectively and mortgage banking revenue of $33.8 million and $53.1 million for the three-month and six-month periods ended June 30, 2014, respectively, when compared to the corresponding periods in 2013.

•
Total general and administrative expenses increased $491.6 million and $851.6 million for the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013, primarily due to increased compensation and benefits, loan expenses, and other administrative expenses.

•
Other expenses increased $105.2 million and $104.8 million for the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013, primarily caused by an impairment charge of $97.5 million of long-lived assets in the second quarter of 2014.

•
The income tax provision increased $164.4 million and $1.1 billion to $199.7 million and $1.2 billion for the three-month and six-month periods ended June 30, 2014, respectively, from a provision of $35.3 million and $138.0 million for the corresponding periods in 2013. The movement was primarily due to the discrete tax benefit recognized during the first quarter of 2014, mainly related to the Change in Control.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONDENSED CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
THREE-MONTH PERIODS ENDED JUNE 30, 2014 AND 2013
	2014 (1)			2013
	Average Balance	Tax Equivalent Interest	Yield/ Rate	Average Balance	Tax Equivalent Interest	Yield/ Rate
	(in thousands)
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$13,919,999	$80,561	2.32%	$18,413,880	$96,758	2.10%
LOANS(2):
Commercial loans	25,525,650	211,169	3.32%	24,916,812	213,335	3.43%
Multi-family	9,323,782	95,933	4.13%	7,526,084	85,620	4.56%
Consumer loans:
Residential mortgages	9,600,362	96,021	4.00%	10,216,956	102,194	4.00%
Home equity loans and lines of credit	6,202,153	55,346	3.58%	6,471,171	60,517	3.75%
Total consumer loans secured by real estate	15,802,515	151,367	3.84%	16,688,127	162,711	3.90%
Retail installment contracts and auto loans	21,298,433	1,137,964	21.43%	187,734	3,475	7.42%
Personal unsecured	1,707,820	164,416	38.61%	433,383	10,391	9.62%
Other consumer(3)	1,509,581	33,988	9.03%	1,534,168	23,374	6.11%
Total consumer	40,318,349	1,487,735	14.80%	18,843,412	199,951	4.25%
Total loans	75,167,781	1,794,837	9.58%	51,286,308	498,906	3.90%
Allowance for loan losses (4)	(1,268,686)	—	—	(956,555)	—	—
NET LOANS	73,899,095	1,794,837	9.74%	50,329,753	498,906	3.97%
TOTAL EARNING ASSETS	87,819,094	1,875,398	8.56%	68,743,633	595,664	3.47%
Other assets(5)	21,271,047			11,799,135
TOTAL ASSETS	$109,090,141			$80,542,768
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest bearing demand deposits	$10,946,895	$6,184	0.23%	$9,431,467	$3,288	0.14%
Savings	4,092,261	1,397	0.14%	3,888,691	1,363	0.14%
Money market	19,126,366	19,384	0.41%	17,595,532	19,087	0.44%
Certificates of deposit	7,277,223	19,750	1.09%	11,144,631	29,658	1.07%
TOTAL INTEREST BEARING DEPOSITS	41,442,745	46,715	0.45%	42,060,321	53,396	0.51%
BORROWED FUNDS:
FHLB advances	7,045,631	66,321	3.77%	11,499,174	85,309	2.97%
Federal funds and repurchase agreements	1,923	—	—%	120,583	47	0.16%
Other borrowings	28,361,836	157,635	2.23%	3,369,140	58,319	6.94%
TOTAL BORROWED FUNDS (6)	35,409,390	223,956	2.54%	14,988,897	143,675	3.84%
TOTAL INTEREST BEARING FUNDING LIABILITIES	76,852,135	270,671	1.41%	57,049,218	197,071	1.38%
Noninterest bearing demand deposits	7,883,429			7,860,177
Other liabilities(7)	2,488,743			2,012,872
TOTAL LIABILITIES	87,224,307			66,922,267
STOCKHOLDER’S EQUITY	21,865,834			13,620,501
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$109,090,141			$80,542,768
TAXABLE EQUIVALENT NET INTEREST INCOME		$1,604,727			$398,593
NET INTEREST SPREAD (8)			7.15%			2.09%
NET INTEREST MARGIN (9)			7.33%			2.32%

(1)	Average balances are based on daily averages when available. When daily averages are unavailable, mid-month averages are substituted.

(2)
Interest on loans includes amortization of premiums and discounts on purchased loan portfolios and amortization of deferred loan fees, net of origination costs. Average loan balances includes non-accrual loans and LHFS.

(3)	Other consumer primarily includes recreational vehicles and marine loans.

(4)	Refer to Note 5 to the Condensed Consolidated Financial Statements for further discussion.

(5)
Other assets primarily includes goodwill and intangibles, premise and equipment, net deferred tax assets, equity method investments, bank-owned life insurance, accrued interest receivable, derivative assets, miscellaneous receivables, prepaid expenses and MSRs. Refer to Note 8 to the Condensed Consolidated Financial Statements for further discussion.

(6)	Refer to Note 9 to the Condensed Consolidated Financial Statements for further discussion.

(7)	Other liabilities primarily includes accounts payable and accrued expenses, derivative liabilities, net deferred tax liabilities and the unfunded lending commitments liability.

(8)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(9)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONDENSED CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
SIX-MONTH PERIODS ENDED JUNE 30, 2014 AND 2013
	2014 (1)			2013
	Average Balance	Tax Equivalent Interest	Yield/ Rate	Average Balance	Tax Equivalent Interest	Yield/ Rate
	(in thousands)
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$14,666,591	$161,506	2.20%	$19,657,365	$207,467	2.11%
LOANS(2):
Commercial loans	24,926,955	417,597	3.37%	24,929,023	424,765	3.43%
Multi-family	9,138,797	186,443	4.11%	7,543,831	169,297	4.52%
Consumer loans:
Residential mortgages	9,614,289	192,583	4.01%	10,576,122	210,842	3.99%
Home equity loans and lines of credit	6,226,557	110,630	3.58%	6,521,434	118,531	3.66%
Total consumer loans secured by real estate	15,840,846	303,213	3.84%	17,097,556	329,373	3.86%
Retail installment contracts and auto loans	17,511,736	1,892,323	21.79%	222,100	8,223	7.47%
Personal unsecured	1,437,366	272,501	38.23%	436,955	22,398	10.34%
Other consumer(3)	1,502,544	60,731	8.15%	1,583,475	47,878	6.10%
Total consumer	36,292,492	2,528,768	14.04%	19,340,086	407,872	4.23%
Total loans	70,358,244	3,132,808	8.97%	51,812,940	1,001,934	3.89%
Allowance for loan losses (4)	(1,099,851)	—	—	(985,839)	—	—
NET LOANS	69,258,393	3,132,808	9.11%	50,827,101	1,001,934	3.97%
TOTAL EARNING ASSETS	83,924,984	3,294,314	7.91%	70,484,466	1,209,401	3.45%
Other assets(5)	19,022,995			11,963,321
TOTAL ASSETS	$102,947,979			$82,447,787
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest bearing demand deposits	$10,799,201	$13,047	0.24%	$9,384,726	$6,924	0.15%
Savings	4,027,282	2,672	0.13%	3,858,996	2,597	0.14%
Money market	19,069,057	38,372	0.41%	17,402,967	39,028	0.45%
Certificates of deposit	7,621,537	41,570	1.10%	11,772,488	61,787	1.06%
TOTAL INTEREST BEARING DEPOSITS	41,517,077	95,661	0.46%	42,419,177	110,336	0.52%
BORROWED FUNDS:
FHLB advances	7,458,034	138,402	3.74%	12,017,519	169,203	2.83%
Federal funds and repurchase agreements	967	—	—%	1,079,188	2,109	0.39%
Other borrowings	23,983,695	270,706	2.28%	3,472,216	120,048	6.97%
TOTAL BORROWED FUNDS (6)	31,442,696	409,108	2.62%	16,568,923	291,360	3.53%
TOTAL INTEREST BEARING FUNDING LIABILITIES	72,959,773	504,769	1.39%	58,988,100	401,696	1.37%
Noninterest bearing demand deposits	7,897,987			7,843,876
Other liabilities(7)	2,081,636			2,116,999
TOTAL LIABILITIES	82,939,396			68,948,975
STOCKHOLDER’S EQUITY	20,008,583			13,498,812
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$102,947,979			$82,447,787
TAXABLE EQUIVALENT NET INTEREST INCOME		$2,789,545			$807,705
NET INTEREST SPREAD (8)			6.51%			2.08%
NET INTEREST MARGIN (9)			6.70%			2.30%

(1)	Average balances are based on daily averages when available. When daily averages are unavailable, mid-month averages are substituted.

(2)
Interest on loans includes amortization of premiums and discounts on purchased loan portfolios and amortization of deferred loan fees, net of origination costs. Average loan balances includes non-accrual loans and LHFS.

(3)	Other consumer primarily includes recreational vehicles and marine loans.

(4)	Refer to Note 5 to the Condensed Consolidated Financial Statements for further discussion.

(5)
Other assets primarily includes goodwill and intangibles, premise and equipment, net deferred tax assets, equity method investments, bank-owned life insurance, accrued interest receivable, derivative assets, miscellaneous receivables, prepaid expenses and MSRs. Refer to Note 8 to the Condensed Consolidated Financial Statements for further discussion.

(6)	Refer to Note 9 to the Condensed Consolidated Financial Statements for further discussion.

(7)	Other liabilities primarily includes accounts payable and accrued expenses, derivative liabilities, net deferred tax liabilities and the unfunded lending commitments liability.

(8)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(9)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NET INTEREST INCOME

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2014	2013	2014	2013
	(in thousands)
INTEREST INCOME:
Interest-earning deposits	$1,566	$1,045	$3,561	$2,069
Investments available-for-sale	60,284	79,542	121,868	173,178
Other investments	9,638	6,272	17,745	12,492
Total interest income on investment securities and interest-earning deposits	71,488	86,859	143,174	187,739
Interest on loans	1,791,311	495,490	3,125,831	995,253
Total Interest Income	1,862,799	582,349	3,269,005	1,182,992
INTEREST EXPENSE:
Deposits and customer accounts	48,809	53,396	97,756	110,338
Borrowings and other debt obligations	223,956	143,676	409,110	291,359
NET INTEREST INCOME:	$1,590,034	$385,277	$2,762,139	$781,295

Net interest income increased $1.2 billion and $2.0 billion for the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013, primarily due to the Change in Control during the first quarter of 2014. The impact of the Change in Control on total net interest income for the three-month and six-month periods ended June 30, 2014 was $1.2 billion and $2.0 billion, respectively.

Interest Income on Investment Securities and Interest-Earning Deposits

Interest income on investment securities and interest-earning deposits decreased $15.4 million and $44.6 million for the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013. Overall, the decrease in interest income on investment securities was primarily attributable to the decrease in the available-for-sale investment portfolio resulting from the sale of MBS and collateralized mortgage obligation securities ("CMOs") during 2013.

The average balance of investment securities and interest-earning deposits for the three-month and six-month periods ended June 30, 2014 was $13.9 billion and $14.7 billion, respectively, which was a decrease of $4.5 billion and $5.0 billion compared to average balances of $18.4 billion and $19.7 billion for the corresponding periods in 2013. The average tax equivalent yields of investment securities and interest-earning deposits were 2.32% and 2.20%, for the three-month and six-month periods ended June 30, 2014 and 2013, respectively, compared to 2.10% and 2.11% for the corresponding periods in 2013.

Interest Income on Loans

Interest income on loans increased $1.3 billion and $2.1 billion for the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013. The increase in interest income on loans was primarily due to the Change in Control, offset by decreases within the Bank's loan portfolio. The impact of the Change in Control on total interest income on loans was $1.3 billion and $2.2 billion for the three-month and six-month periods ended June 30, 2014, respectively, while interest income on loans at the Bank decreased $19.0 million and $50.7 million for the three-month and six-month periods ended June 30, 2014, respectively, due to the following factors:

•
Interest income on commercial loans decreased $14.2 million and $27.8 million, or 6.8% and 6.6%, during the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013 as a result of significant loan payoffs during 2013.

•
Interest income on consumer loans not secured by real estate decreased $9.1 million and $22.2 million, or 9.3% and 11.3%, during the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013. These decreases were primarily attributable to the run-off in non-strategic portfolios, including indirect auto.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The average balance of total loans was $75.2 billion and $70.4 billion with an average yield of 9.58% and 8.97% for the three-month and six-month periods ended June 30, 2014, respectively, compared to $51.3 billion and $51.8 billion with an average yield of 3.90% and 3.89% for the corresponding periods in 2013. The increase in the average balance of total loans was primarily due to the Change in Control. The average balance of retail installment contracts and auto loans, which comprised a majority of the increase, was $21.3 billion and $17.5 billion with an average yield of 21.43% and 21.79% for the three-month and six-month periods ended June 30, 2014, respectively, compared to $187.7 million and $222.1 million with an average yield of 7.42% and 7.47% for the corresponding periods in 2013.

Interest Expense on Deposits and Related Customer Accounts

Interest expense on deposits and related customer accounts decreased $4.6 million and $12.6 million for the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013. The average balance of total interest-bearing deposits was $41.4 billion and $41.5 billion with an average cost of 0.45% and 0.46% for the three-month and six-month periods ended June 30, 2014, respectively, compared to an average balance of $42.1 billion and $42.4 billion with an average cost of 0.51% and 0.52% for the corresponding periods in 2013. The decrease in interest expense on deposits and customer-related accounts was primarily due to the lower interest rate environment as well as the Company's continued focus on repositioning its account mix and increasing its lower-cost deposits.

Interest Expense on Borrowed Funds

Interest expense on borrowed funds increased $80.3 million and $117.8 million for the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013. The increase in interest expense on borrowed funds was due to the Change in Control, which accounted for $121.2 million and $198.3 million of total interest expense on borrowings for the three-month and six-month periods ended June 30, 2014, respectively. This was offset by a decrease in interest expense on borrowed funds of $40.9 million and $80.6 million for the Bank and holding company for the three-month and six-month periods ended June 30, 2014, respectively, as a result of the Bank's use of the proceeds from the sale of investment securities during 2013 to pay off existing borrowed funds. The average balance of total borrowings was $35.4 billion and $31.4 billion with an average cost of 2.54% and 2.62% for the three-month and six-month periods ended June 30, 2014, respectively, compared to an average balance of $15.0 billion and $16.6 billion with an average cost of 3.84% and 3.53% for the corresponding periods in 2013.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is based on credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the loan portfolio. The provision for credit losses for the three-month and six-month periods ended June 30, 2014 was $686.0 million and $1.0 billion, respectively, compared to $10.0 million and $26.9 million for the corresponding periods in 2013. The increase in the provision can be attributed to the retail installment contracts and auto loans portfolio added from the Change in Control, which occurred in the first quarter of 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the activity in the allowance for credit losses for the periods indicated:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Allowance for loan losses, beginning of period	$1,110,592	$971,092	834,337	$1,013,469
Charge-offs:
Commercial	22,886	36,247	52,477	70,586
Consumer	614,818	19,513	762,567	48,309
Total charge-offs	637,704	78,775	815,044	169,808
Recoveries:
Commercial	4,321	9,137	9,710	31,505
Consumer	257,613	4,785	330,489	6,735
Total recoveries	261,934	22,545	340,199	54,351
Charge-offs, net of recoveries	375,770	56,230	474,845	115,457
Provision for loan losses (1)	$691,034	10,000	1,066,364	26,850
Allowance for loan losses, end of period	$1,425,856	$924,862	$1,425,856	$924,862

Reserve for unfunded lending commitments, beginning of period	$180,000	210,000	220,000	210,000
Provision for unfunded lending commitments (1)	$(5,000)	—	(45,000)	—
Loss on unfunded lending commitments	$(4,726)	$—	(4,726)	$—
Reserve for unfunded lending commitments, end of period	170,274	210,000	170,274	210,000
Total allowance for credit losses, end of period	$1,596,130	$1,134,862	$1,596,130	$1,134,862

(1)	The provision for credit losses in the Condensed Consolidated Statement of Operations is the sum of the total provision for loan losses and provision for unfunded lending commitments.

The Company's net charge-offs increased for the three-month and six-month periods ended June 30, 2014, respectively, compared to the three-month and six-month periods ended June 30, 2013. The increases are significantly related to the retail installment contracts and auto loans portfolio added from the Change in Control, and the charge-offs on that portfolio. Net charge-offs in the commercial portfolio decreased for both three-month and six-month periods ended June 30, 2014 , respectively, compared to the corresponding periods in the prior year.

Despite increased loan charge-offs, the ratio of net loan charge-offs to average total loans remained low, at 0.5% and 0.7% for the three-month and six-month periods ended June 30, 2014, respectively, compared to 0.1% and 0.2% for the three-month and six-month periods ended June 30, 2013. Commercial loan net charge-offs as a percentage of average commercial loans remained at 0.1% for both the three-month and six-month periods ended June 30, 2014, respectively, as well as for the three-month and six-month periods ended June 30, 2013. The consumer loan net charge-off ratio was 0.9% and 1.2% for the three-month and six-month periods ended June 30, 2014, respectively, compared to 0.2% and 0.4% for the three-month and six-month periods ended June 30, 2013. The increase in consumer charge-offs is primarily due to the credit quality of the retail installment contract and auto loans portfolio, a majority of which are considered non-prime loans.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-INTEREST INCOME

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Consumer fees	$96,713	$57,755	$179,677	$112,532
Commercial fees	42,559	47,548	85,529	100,043
Mortgage banking income, net	16,762	50,518	29,709	82,826
Equity method investments	(7,416)	112,643	12,226	294,737
Bank owned life insurance	16,981	15,033	31,163	28,982
Net gain recognized in earnings	9,405	(40,957)	2,439,888	32,565
Miscellaneous income	463,286	11,852	721,354	22,528
Total non-interest income	$638,290	$254,392	$3,499,546	$674,213

Total non-interest income increased $383.9 million and $2.8 billion for the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013. These increases were primarily due to the gain recognized from the Change in Control.

Consumer Fees

Consumer fees increased $39.0 million and $67.1 million for the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013. The increases for the three-month and six-month periods ended June 30, 2014 were mainly due to the additional fee activity of $30.5 million and $53.1 million respectively, following the Change in Control.

Commercial Fees

Commercial fees decreased $5.0 million and $14.5 million for the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013. These decreases were primarily due to the composition of commercial loan portfolios during the second quarter of 2014, compared to the second quarter of 2013.

Mortgage Banking Revenue

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Mortgage and multifamily servicing fees	$10,434	$11,200	$21,270	$22,243
Net gains on sales of residential mortgage loans and related securities	10,654	8,737	13,851	42,143
Net gains on sales of multi-family mortgage loans	5,308	18,344	15,608	28,814
Net (losses)/gains on hedging activities	3,152	(5,867)	652	(31,957)
Net (losses)/gains from changes in MSR fair value	(6,893)	23,270	(11,352)	33,366
MSR principal reductions	(5,893)	(5,166)	(10,320)	(11,783)
Total mortgage banking income, net	$16,762	$50,518	$29,709	$82,826

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

Mortgage banking revenue decreased $33.8 million and $53.1 million for the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013. The $33.8 million decrease for the three-month period ended June 30, 214 was primarily due to a decline in the fair value of the MSR. The $53.1 million decrease is primarily due to a decline in the gains on sales of residential mortgage loans as the Company has continued the strategic shift begun in late 2013 to retain residential mortgage loans held for investment and a decline in the fair value of the MSR, partially offset by an increase in the gains from hedging activities.

Over the past two years, there has been significant volatility in mortgage interest rates. This volatility has significantly impacted the Company's mortgage banking revenue. The following table details certain residential mortgage rates for the Bank as of the dates indicated:

	30-Year Fixed	15-Year Fixed
March 31, 2012	3.99%	3.25%
June 30, 2012	3.75%	3.13%
September 30, 2012	3.50%	2.88%
December 31, 2012	3.38%	2.75%
March 31, 2013	3.63%	2.99%
June 30, 2013	4.38%	3.50%
September 30, 2013	4.38%	3.38%
December 31, 2013	4.63%	3.50%
March 31, 2014	4.38%	3.50%
June 30, 2014	4.13%	3.38%

Mortgage and multifamily servicing fees decreased $0.8 million and $1.0 million for the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013. The decreases were primarily due to decreases in multifamily servicing fees. At June 30, 2014 and December 31, 2013, the Company serviced mortgage and multifamily real estate loans for the benefit of others totaling $3.4 billion and $4.6 billion, respectively.

Net gains on sales of residential mortgage loans and related securities increased $1.9 million and decreased $28.3 million for the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013 due to a strategic reduction in loan sales by the Company. During the first half of 2013, the Company maintained its strategy to sell the majority of mortgage loans originated. In late 2013, the Company altered this strategy of selling the majority of loans originated to holding the majority of loans originated for investment. The Company has continued this strategy in the first half of 2014. For the three-month and six-month periods ended June 30, 2014, the Company sold $227.8 million and $419.9 million of loans for gains of $10.7 million and $13.9 million, respectively, compared to $1.3 billion and $2.8 billion of loans sold for gains of $8.7 million and $42.1 million for the three-month and six-month periods ended June 30, 2013, respectively.

The Company periodically sells qualifying mortgage loans to the FHLMC, GNMA and FNMA in return for MBS issued by those agencies. The Company reclassifies the net book balance of loans sold to those agencies from loans to investment securities available for sale. For those loans sold to the agencies for which the Company retains the servicing rights, the Company allocates the net book balance transferred between servicing rights and investment securities based on their relative fair values.

Net gains on sales of multi-family mortgage loans were $5.3 million and $15.6 million the for the three-month and six-month periods ended June 30, 2014, respectively, compared to $18.3 million and $28.8 million for the corresponding periods in 2013 , primarily due to the decrease in the FNMA recourse liability.

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

At June 30, 2014 and December 31, 2013, the Company serviced $3.0 billion and $4.3 billion, respectively, of multi-family loans for FNMA that were sold to FNMA under this program. These loans had a credit loss exposure of $153.5 million and $159.0 million, respectively, and losses, if any, resulting from representation and warranty defaults would be in addition to the credit loss exposure. The servicing asset for these loans was completely amortized in 2013.

The Company has established a liability related to the fair value of the retained credit exposure for multi-family loans sold to FNMA. This liability represents the amount the Company estimates it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses the portfolio is projected to incur based upon internal specific information and an industry-based default curve with a range of estimated losses. At each of June 30, 2014 and December 31, 2013, the Company had a liability of $51.7 million and $68.0 million, respectively, related to the fair value of the retained credit exposure for loans sold to FNMA under this program.

Net gains/(losses) on hedging activities increased $9.0 million and $32.6 million for the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013, due to the mortgage rate environment and the significant decreases in the mortgage loan pipeline. Also contributing to the change was the Company's change in strategy to hold mortgage loans originated as opposed to originating them for sale.

Net gains/(losses) from changes in MSR fair value decreased $30.2 million and $44.7 million for the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013. The carrying value of the related MSRs at June 30, 2014 and December 31, 2013 was $124.1 million and $141.8 million, respectively. The MSR asset fair value decrease during 2014 was the result of decreased interest rates.

MSR principal reductions recognized a loss of $0.7 million and a gain of $1.5 million for the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013, due to the reduction in prepayments and mortgage refinancing.

Gain on SCUSA Change in Control and Equity Method Investments

Prior to the closing of the IPO in January 2014, the Company accounted for its investment in SCUSA under the equity method. Following the closing of the IPO, the Company consolidated the financial results of SCUSA in the Company’s Condensed Financial Statements beginning with its Form 10-Q for the first quarter of 2014. In connection with the Change in Control of SCUSA , the Company recognized a gain of $2.4 billion during the first quarter of 2014. The Company recognized a loss of $7.4 million and a gain of $12.2 million on equity method investments for the three-month and six-month periods ended June 30, 2014, respectively. The Company recognized $112.6 million and $294.7 million income from equity method investments for the three-month and six-month periods ended June 30, 2013, respectively. The decreases in equity method investment were due to the Change in Control, which resulted in accounting for SCUSA as a consolidated subsidiary beginning January 28, 2014.

Bank-Owned Life Insurance ("BOLI")

BOLI income represents fluctuations in the cash surrender value of life insurance policies on certain employees. The Bank is the beneficiary and the recipient of the insurance proceeds. Income from BOLI increased $1.9 million and $2.2 million for the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013.

Net gain recognized in earnings

Net gains recognized in earnings increased $50.4 million and $2.4 billion for the three-month and six-month periods ended June 30, 2014, respectively, when compared to the corresponding periods in 2013. The net gains recognized for the three-month and six-month periods ended June 30, 2014 were primarily due to the Change in Control. For additional information on the Change in Control, see Note 3 to the Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The net gain realized for the three-month period ended June 30, 2014 was primarily comprised of the sale of state and municipal securities with a book value of $89.0 million for a gain of $5.2 million, the sale of corporate debt securities with a book value of $63.2 million for a gain of $2.7 million, and the sale of mortgage-backed securities with a book value of $21.6 million for a gain of $1.3 million. The net gain realized, excluding OTTI, for the three-month period ended June 30, 2013 was primarily comprised of the sale of collateralized mortgage obligations with a book value of $2.7 billion for a gain of $35.7 million, offset by fair market value changes on derivative positions related to investment sales. The net gain realized, excluding OTTI, for the six-month period ended June 30, 2013 was primarily comprised of the sale of collateralized mortgage obligations with a book value of $4.1 billion for a gain of $69.0 million and the sale of corporate debt securities with a book value of $905.7 million for a gain of $34.7 million.

Miscellaneous Income

Miscellaneous income increased $451.4 million and $698.8 million for the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013. The increases are primarily due to the Change in Control and Chrysler Lease Income.

GENERAL AND ADMINISTRATIVE EXPENSES

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Compensation and benefits	$284,427	$165,887	$603,386	$340,621
Occupancy and equipment expenses	112,221	90,304	233,091	182,548
Technology expense	43,798	31,425	84,068	60,120
Outside services	43,150	20,182	79,109	38,084
Marketing expense	11,119	8,203	25,219	15,211
Loan expense	88,291	17,825	157,299	37,679
Other administrative expenses	287,232	44,853	428,347	84,655
Total general and administrative expenses	$870,238	$378,679	$1,610,519	$758,918

Total general and administrative expenses increased $491.6 million and $851.6 million for the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013. The increases were due primarily to the Change in Control, as well as increased compensation and benefit expenses, increased occupancy and equipment expenses, and loan expense during the six-months ended June 30, 2014.

Compensation and benefits expense increased $118.5 million and $262.8 million for the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013, primarily due to the Company's investment in personnel through salary increases, increased headcount and other compensation charges associated with management changes.

Occupancy and equipment expenses increased $21.9 million and $50.5 million for the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013. The increases primarily due to the increases in office occupancy related to continued higher property maintenance expenses in the periods following the Company's rebranding.

Marketing expense increased $2.9 million and $10.0 million for the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013, primarily due to the launch of new deposit and loan products.

Loan expense increased $70.5 million and $119.6 million for the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013. The increases were primarily due to increased loan servicing and collection expenses resulting from the Change in Control.

Other administrative expenses increased $242.4 million and $343.7 million for the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013, primarily due to the Change in Control during the first quarter of 2014 and increasing expenses associated with the leasing business.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OTHER EXPENSES

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2014	2013	2014	2013
	(in thousands)
Amortization of intangibles	$20,892	$7,118	$32,940	$14,816
Deposit insurance premiums and other costs	14,553	20,613	28,970	43,250
Loss on debt extinguishment	—	24	3,635	270
Impairment of long-lived assets	97,546	—	97,546	—
Total other expenses	$132,991	$27,755	$163,091	$58,336

Total other expenses increased $105.2 million and $104.8 million for the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013.

The increases in amortization of intangibles were $13.8 million and $18.1 million for the three-month and six-month periods ended June 30, 2014, respectively, due to the addition of intangibles related to the Change in Control, and were offset by decreases in deposit insurance premiums of $6.1 million and $14.3 million for the three-month and six-month periods ended June 30, 2014, respectively, resulting from lower FDIC insurance premium rates and assessments.

In the second quarter of 2014, an impairment of long-lived assets charge of $97.5 million was recorded due to the restructuring of our capitalized software.

INCOME TAX PROVISION

An income tax provision of $199.7 million and $1.2 billion was recorded for the three-month and six-month periods ended June 30, 2014, respectively, compared to $35.3 million and $138.0 million for the corresponding periods in 2013. This resulted in an effective tax rate of 37.1% and 36.1% for the three-month and six-month periods ended June 30, 2014, respectively, compared to 15.8% and 22.6% for the corresponding periods in 2013. The higher tax rates in 2014 were primarily attributable to a deferred tax expense recorded on the book gain resulting from the Change in Control and post Change in Control results of SCUSA.

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

LINE OF BUSINESS RESULTS

General

The Company's segments consist of Retail Banking, Auto Finance & Alliances, Real Estate and Commercial Banking, and GBM. Prior to the closing of the IPO in January 2014, the Company accounted for its investment in SCUSA under the equity method. Following the closing of the IPO, the Company consolidated the financial results of SCUSA in the Company’s condensed financial statements effective January 28, 2014. For additional information with respect to the Company's reporting segments, see Note 17 to the Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the first quarter of 2014, certain management and business line changes were announced as the Company reorganized its management reporting structure in order to improve its structure and focus to better align management teams and resources with the business goals of the Company and to provide enhanced customer service to its clients. These changes became effective for reporting purposes during the second quarter. Accordingly, the following changes were made within the Company's reportable segments to provide greater focus on each of its core businesses:

•	The Investment Services business unit has been combined with the Retail Banking business unit.

•	The CEVF line, formerly included in the Specialty and Government Banking business unit, has been moved into the Auto Finance and Alliances business unit.

•	The Specialty and Government Banking business unit has been combined with the Real Estate and Commercial Banking business unit.

Accordingly, prior period information for this quarter has been recast.

Results Summary

Retail Banking

Net interest income increased $32.6 million and $63.4 million for the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013. The net spread on a match-funded basis for this segment was 1.50% for both the three-month and six-month periods ended June 30, 2014, compared to 1.11% and 1.10% for the corresponding periods in 2013. The average balance of the Retail Banking segment's gross loans was $18.1 billion for both the three-month and six-month periods ended 2014, respectively, compared to $19.2 billion and $19.7 billion for the corresponding periods in 2013. The average balance of deposits was $36.5 billion for the three-month and six-month periods ended June 30, 2014, respectively, compared to $37.6 billion and $37.5 billion for the corresponding periods in 2013. Total non-interest income decreased $29.4 million and $49.6 million for the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013, primarily due to the decrease in the sales of mortgage loans and MBS. The provision for credit losses decreased $3.9 million and $42.4 million for the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013. Total expenses increased $38.1 million and $63.4 million for the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013, primarily due to increased rent, increased grounds maintenance, re-stocking of branch materials in 2014 mainly due to the Bank's rebranding in 2013, and leasehold improvements in the branches.

Total average assets for the three-month and six-month periods ended June 30, 2014 were $18.7 billion and $18.7 billion, respectively, compared to $19.6 billion and $20.1 billion for the corresponding periods in 2013. The decreases were primarily driven by the mortgage portfolio.

Auto Finance & Alliances

Net interest income increased $3.5 million and $7.4 million for the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013, driven primarily by the Chrysler Capital dealer floorplan business line launched in the third quarter of 2013. The net spread on a match-funded basis for this segment was 3.46% and 3.50% for the three-month and six-month periods ended June 30, 2014, respectively, compared to 3.74% and 3.71% for the corresponding periods in 2013. Total non-interest income increased $33.8 million and $39.4 million for the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013, due primarily to the launch of the indirect leasing segment in 2014. The provision for credit losses decreased $0.8 million and $0.6 million for the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013, due primarily to a release of the reserve associated with customer exits. Total expenses increased $33.7 million and $42.0 million for the three-month and six-month periods ended 2014, respectively, compared to the corresponding periods in 2013, due primarily to the depreciation expense from operating lease assets associated with the launch of the indirect leasing segment in 2014.

Total average assets were $2.9 billion and $2.6 billion for the three-month and six-month periods ended June 30, 2014, respectively, compared to $1.8 billion and $1.7 billion for the corresponding periods in 2013. Total average deposits were $58.5 million and $58.9 million for the three-month and six-month periods ended June 30, 2014, respectively, compared to $59.2 million and $61.4 million for the corresponding periods in 2013.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Real Estate and Commercial Banking

Net interest income increased $18.2 million and $27.6 million during the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013. The net spread on a match-funded basis for this segment was 1.94% and 1.87% for the three-month and six-month periods ended June 30, 2014, respectively, compared to 1.85% and 1.82% for the corresponding periods in 2013. Driven by growth in the multi-family portfolio, the average balance of this segment's gross loans increased to $23.0 billion and $22.8 billion during the three-month and six-month periods ended June 30, 2014, respectively, compared to $21.9 billion for the corresponding periods in 2013. Growth in government banking drove the average balance of deposits to $9.7 billion and $9.8 billion during the three-month and six-month periods ended June 30, 2014, respectively, compared to $8.2 billion during the corresponding periods in 2013. Total non-interest income decreased $13.8 million and $15.7 million during the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013. This decline was centered in a decrease in serviced portfolio reserve releases. The release of credit losses was $12.0 million and $7.4 million for the three-month and six-month periods ended June 30, 2014, respectively, compared to a provision of $9.5 million and a release of $6.6 million for the corresponding periods of 2013. Total expenses increased $2.6 million and $6.8 million during the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013.
Total average assets were $22.8 billion and $22.6 billion for the three-month and six-month periods ended June 30, 2014, respectively, compared to $21.7 billion and $21.6 billion for the corresponding periods in 2013.

Global Banking & Markets

Net interest income increased $1.1 million and $2.0 million for the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013. The net spread on a match-funded basis was 2.39% and 2.42% for the three-month and six-month periods ended June 30, 2014, respectively, compared to 2.61% and 2.51% for the corresponding periods in 2013. The average balance of this segment's gross loans was $7.6 billion and $7.2 billion for the three-month and six-month periods ended June 30, 2014, respectively, compared to $7.5 billion for the corresponding periods in 2013. The average balance of deposits was $1.2 billion for the three-month and six-month periods ended June 30, 2014, respectively, compared to $741.6 million and $759.6 million for the corresponding periods in 2013. Total non-interest income decreased $6.3 million and $9.1 million for the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013. The provision for credit losses decreased $6.2 million and $9.3 million for the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013. Total expenses increased $6.1 million and $9.7 million for the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013.

Total average assets were $9.2 billion and $8.8 billion for the three-month and six-month periods ended June 30, 2014, respectively, compared to $8.3 billion and $8.4 billion for the corresponding periods in 2013.

Other

Net interest income decreased $43.3 million and $101.2 million for the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods of the preceding year. Total non-interest income increased $64.3 million and $22.3 million for the three-month and six-month periods ended June 30, 2014, respectively, compared to the corresponding periods in 2013. Total expenses increased $90.0 million during the three-month period ended June 30, 2014 and increased $89.6 million during the six-month period ended June 30, 2014, respectively, compared to the corresponding periods in 2013.

Average assets were $26.1 billion and $26.3 billion for the three-month and six-month periods ended June 30, 2014, respectively, compared to $29.2 billion and $30.5 billion for the corresponding periods of the prior year.

SCUSA

From December 2011 until January 28, 2014, SCUSA was accounted for as an equity method investment. In 2014, SCUSA's results of operations were consolidated with SHUSA. SCUSA is managed as a separate business unit, with its own systems and processes, and is reported as a separate segment.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's loan portfolio(1) consisted of the following at the dates provided:

	June 30, 2014		December 31, 2013		June 30, 2013
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)

Commercial loans (excluding multi-family loans)	$25,824,702	34.0%	$23,932,125	47.8%	$24,218,135	48.1%
Multi-family loans	9,229,611	12.1%	8,237,029	16.5%	7,522,650	14.9%
Consumer loans secured by real estate	15,842,181	20.9%	15,983,898	31.9%	16,521,497	32.8%
Consumer loans not secured by real estate	25,031,801	33.0%	1,897,574	3.8%	2,090,313	4.2%
Total Loans	$75,928,295	100.0%	$50,050,626	100.0%	$50,352,595	100.0%
(1) Includes LHFS

Commercial loans (excluding multi-family loans) increased approximately $1.9 billion, or 7.9%, from December 31, 2013 to June 30, 2014, and $1.6 billion, or 6.6%, from June 30, 2013 to June 30, 2014. The increase from December 31, 2013 and June 30, 2013 was primarily due to commercial and industrial and commercial real estate loans added in connection with the Change in Control during the first quarter of 2014 as well as new loans originated within the GBM portfolio. The year over year increase was partially offset by significant loan payoffs during June 2013.

Multi-family loans increased $1.0 billion, or 12.1%, from December 31, 2013 to June 30, 2014, and increased $1.7 billion, or 22.7%, from June 30, 2013 to June 30, 2014. These increases were primarily due to the Company's repurchase during the third quarter of 2013 and first quarter of 2014 from FNMA of $660.1 million and $816.5 million, respectively, of performing multifamily loans that had been previously sold with servicing retained.

Consumer loans secured by real estate, including LHFS, decreased $141.7 million, or 0.9%, from December 31, 2013 to June 30, 2014, and $0.7 billion, or 4.1%, from June 30, 2013 to June 30, 2014. The year over year decrease was primarily due to overall lower origination activity, which was the result of several factors, including higher interest rates and a seasonal slowdown in home purchase applications. The decrease from December 31, 2013 was negligible.

The consumer loan portfolio not secured by real estate increased $23.1 billion, or 1,219.1%, from December 31, 2013 to June 30, 2014, and $22.9 billion, or 1,097.5%, from June 30, 2013 to June 30, 2014. The driver of the increase is the more than $20 billion retail installment contract and personal unsecured loans portfolios consolidated from the Change in Control in the first quarter of 2014.

NON-PERFORMING ASSETS

Non-performing assets increased during the period, to $2.0 billion, or 1.76% of total assets, at June 30, 2014, compared to $1.1 billion, or 1.4% of total assets, at December 31, 2013, due to the retail installment contract and auto loan portfolios acquired during the Change in Control. Non-performing loans in all other portfolios decreased during the period.

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

Commercial

Commercial non-performing loans decreased $74.9 million from December 31, 2013 to June 30, 2014. At June 30, 2014, Commercial non-performing loans accounted for 0.8% of total commercial loans, compared to 1.2% of total commercial loans at December 31, 2013. The decrease is primarily attributable to overall improvements in credit quality, including decreased delinquencies, TDRs, and net charge-offs.

Consumer Secured by Real Estate

The following table shows non-performing loans compared to total loans outstanding for the residential mortgage and home equity portfolios as of June 30, 2014 and December 31, 2013, respectively:

	June 30, 2014		December 31, 2013
	Residential mortgages (1)	Home equity loans and lines of credit	Residential mortgages (1)	Home equity loans and lines of credit
	(dollars in thousands)

Non-performing loans ("NPLs")	$448,249	$143,787	$473,566	$141,961
Total loans	$9,651,706	$6,190,475	$9,672,204	$6,311,694
NPLs as a percentage of total loans	4.6%	2.3%	4.9%	2.2%
NPLs in foreclosure status	43.6%	14.1%	41.7%	13.4%
(1) Includes LHFS

The NPL ratio is significantly higher for the Company's residential mortgage loan portfolio compared to its consumer loans secured by real estate portfolio due to a number of factors, including: the prolonged workout and foreclosure resolution processes for residential mortgage loans; differences in risk profiles; and mortgage loans located outside the Northeast and Mid-Atlantic United States.

Resolution challenges with low foreclosure sales continue to impact both residential mortgage and consumer loans secured by real estate portfolio NPL balances, but foreclosure inventory decreased quarter-over-quarter. The foreclosure moratorium was lifted and activity resumed in the fourth quarter of 2011, but delays in Pennsylvania, New Jersey, New York, and Massachusetts limited the decline in NPL balances and contributed to a higher NPL ratio in 2014. As of June 30, 2014, foreclosures in all states except Delaware and Washington, D.C. were moving forward. Both Delaware and Washington, D.C. are delayed due to new legal complexities surrounding documentation required to initiate a new foreclosure proceeding.

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

The following table represents the concentration of foreclosures by state as a percentage of total foreclosures at June 30, 2014 and December 31, 2013, respectively:

	June 30, 2014	December 31, 2013

New Jersey	34.5%	34.0%
New York	17.7%	18.2%
Pennsylvania	12.8%	14.3%
Massachusetts	12.3%	2.9%
All other states	22.7%	30.6%

The foreclosure closings issue has a greater impact on the residential mortgage portfolio than the consumer real estate secured portfolio due to the larger volume of loans in first lien position in that portfolio which have equity upon which to foreclose. Exclusive of Chapter 7 bankruptcy NPL accounts, approximately 89.5% of the 90+ day delinquent loan balances in the residential mortgage portfolio are secured by a first lien, while only 46.0% of the 90+ day delinquent loan balances in the consumer real estate secured portfolio are secured by a first lien. Consumer real estate secured NPL loans may get charged off more quickly due to the lack of equity to foreclose from a second lien position.

The Alt-A segment consists of loans with limited documentation requirements which were originated through brokers outside the Bank's geographic footprint. At June 30, 2014 and December 31, 2013, the residential mortgage portfolio included the following Alt-A loans:

	June 30, 2014	December 31, 2013
	(dollars in thousands)

Alt-A loans	$986,765	$1,060,560
Alt-A loans as a percentage of the residential mortgage portfolio	10.2%	11.0%
Alt-A loans designated "out-of-footprint"	$396,161	$430,138
Alt-A loans designated as "out-of-footprint" as a percentage of Alt-A loans	40.1%	40.6%
Alt-A loans in NPL status	$161,529	$176,197
Alt-A loans in NPL status as a percentage of residential mortgage NPLs	36.0%	37.2%

The performance of the Alt-A segment has remained poor, averaging a 16.4% NPL ratio for the year to date 2014. Alt-A mortgage originations were discontinued in 2008 and have continued to run off at an average rate of 1.4% per month. Alt-A NPL balances represented 64.6% of the total residential mortgage loan portfolio NPL balance at the end of the first quarter of 2009, when the portfolio was placed in run-off, compared to 36.0% at June 30, 2014. As the Alt-A segment runs off and higher quality residential mortgages are added to the portfolio, the shift in product mix is expected to lower NPL balances.

Finally, the proportion of out-of-footprint loans is significantly higher in the residential mortgage portfolio than in the consumer loans secured by real estate portfolio. Historically, the NPL ratio for out-of-footprint loans has been higher compared with in-footprint lending. A total of $819.4 million, or 8.5%, of the residential mortgage loan portfolio was originated with collateral located outside the Bank’s geographic footprint as of June 30, 2014. Out-of-footprint NPL balances for the residential mortgage loan portfolio were $64.5 million, or 7.9% of out-of-footprint balances, as of June 30, 2014. The out-of-footprint NPL balance represented 14.4% of the total NPL balance of the residential mortgage loan portfolio. In comparison, the consumer loans secured by real estate portfolio has significantly less out-of-footprint loans, with a total of $43.3 million, or 0.7%, originated with collateral located outside the Bank’s geographic footprint. The out-of-footprint NPL balance represented only 1.3% of the total NPL balance for the consumer loans secured by real estate portfolio.

Consumer Not Secured by Real Estate

Retail installment contracts and unsecured consumer amortizing term loans are classified as non-performing when they are greater than 60 days past due as to principal or interest. Except for loans accounted for using the fair value option, at the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income. When an account is returned to a performing status of 60 days or less past due, the Company returns to accruing interest on the contract. The accrual of interest on revolving unsecured consumer loans continues until the loan is charged off.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Non-performing loans in the consumer loans not secured by real estate portfolio increased $848.0 million from December 31, 2013 to June 30, 2014. At June 30, 2014, Non-performing consumer loans not secured by real estate accounted for 3.4% of total consumer loans not secured by real estate, compared to 0.6% of total consumer loans not secured by real estate at December 31, 2013. The increase is attributed to the retail installment contracts and auto loans acquired in the Change in Control during the first quarter which include non-prime loans. Despite this overall increase, aging for the acquired retail installment contracts and auto loans portfolio has improved from the prior quarter.

The following table presents the composition of non-performing assets at the dates indicated:

	June 30, 2014	December 31, 2013
	(dollars in thousands)
Non-accrual loans:
Commercial:
Commercial real estate	$216,454	$250,073
Commercial and industrial	66,876	100,894
Multi-family	14,115	21,371
Total commercial loans	297,445	372,338
Consumer:
Residential mortgages	448,249	473,566
Consumer loans secured by real estate	143,787	141,961
Consumer not secured by real estate	858,502	10,544
Total consumer loans	1,450,538	626,071

Total non-accrual loans	1,747,983	998,409

Other real estate owned	85,458	88,603
Repossessed vehicles	141,305	—
Other repossessed assets	6,379	3,073
Total other real estate owned and other repossessed assets	233,142	91,676
Total non-performing assets	$1,981,125	$1,090,085

Past due 90 days or more as to interest or principal and accruing interest	$88,777	$2,545
Annualized net loan charge-offs to average loans (2)	1.3%	0.4%
Non-performing assets as a percentage of total assets	1.8%	1.4%
NPLs as a percentage of total loans	2.3%	2.0%
Non-performing assets as a percentage of total loans, real estate owned and repossessed assets	2.6%	2.2%
Allowance for credit losses as a percentage of total non-performing assets (1)	80.6%	96.7%
Allowance for credit losses as a percentage of total NPLs (1)	91.3%	105.6%

(1)	The allowance for credit losses is comprised of the allowance for loan losses and the reserve for unfunded lending commitments, and is included in Other liabilities.

(2)	Annualized net loan charge-offs to average loans is calculated as annualized net loan charge-offs divided by the average loan balance for the six-month period ended June 30, 2014.

Excluding loans past due which are classified as non-accrual, loans past due have increased from $388.4 million at December 31, 2013 to $2.4 billion at June 30, 2014.

No commercial loans were 90 days or more past due and still accruing interest as of June 30, 2014. Potential problem loans are loans not currently classified as non-performing loans for which management has doubts as to the borrowers’ ability to comply with the present repayment terms. These assets are principally loans delinquent more than 30 days but less than 90 days. Potential problem commercial loans totaled approximately $52.2 million and $41.5 million at June 30, 2014 and December 31, 2013, respectively. Potential problem consumer loans amounted to $2.9 billion and $344.4 million at June 30, 2014 and December 31, 2013, respectively. Management has included these loans in its evaluation and reserved for them during the respective periods.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

TDRs

Troubled debt restructurings ("TDRs") are loans that have been modified as the Company has agreed to make certain concessions to both meet the needs of the customers and maximize its ultimate recovery on the loans. TDRs occur when a borrower is experiencing, or is expected to experience, financial difficulties and the loan is modified with terms that would otherwise not be granted to the borrower. The types of concessions granted are generally interest rate reductions, limitations on accrued interest charged, term extensions, and deferments of principal.

TDRs are generally placed in nonaccrual status upon modification, unless the loan was performing immediately prior to modification. For most portfolios, TDRs may return to accrual status after demonstrating at least six consecutive months of sustained payments following modification, as long as the Company believes the principal and interest of the restructured loan will be paid in full. For the retail installment contract portfolio, loans may return to accrual status when the balance is remediated to current status. To the extent the TDR is determined to be collateral-dependent and the source of repayment depends on the operation of the collateral, the loan may be returned to accrual status based on the foregoing parameters. To the extent the TDR is determined to be collateral-dependent and the source of repayment depends on disposal of the collateral, the loan may not be returned to accrual status.

The following table summarizes TDRs at the dates indicated:

	June 30, 2014	December 31, 2013
	(in thousands)
Performing
Commercial	$151,145	$152,615
Residential mortgage	450,577	446,678
Other consumer	690,766	57,313
Total performing	1,292,488	656,606
Non-performing
Commercial	82,332	97,220
Residential mortgage	187,487	192,794
Other consumer	86,905	57,023
Total non-performing	356,724	347,037
Total	$1,649,212	$1,003,643

Total non-performing TDRs increased $9.7 million from December 31, 2013 to June 30, 2014. This change was primarily attributable to the retail installment contracts and auto loans acquired in the Change in Control during the first quarter which include non-prime loans.

Commercial

Performing commercial TDRs increased from 61.1% of total commercial TDRs at December 31, 2013 to 64.7% of total commercial TDRs at June 30, 2014. The improvement is attributable to improving credit quality among commercial borrowers, including improved aging and overall decreases in non-performing loans when compared with the prior year.

Residential Mortgages

Performing residential mortgage TDRs increased from 69.9% of total residential mortgage TDRs at December 31, 2013 to70.6% of total residential TDRs at June 30, 2014. This improvement is attributable to improving credit quality among the portfolio, including improved aging, decreases in non-performing loans, and fewer modifications overall.

Other Consumer Loans

TDRs on home equity loans and lines of credit decreased for both the three-month and six-month periods ended June 30, 2014, compared with the prior year. Subsequent re-defaults for home equity loans and lines of credit also decreased for the same periods.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In accordance with our policies and guidelines, we, at times, offer payment deferrals to borrowers on our retail installment contracts, under which the consumer is allowed to move up to three delinquent payments to the end of the loan. Our policies and guidelines limit the number and frequency of deferrals that may be granted to one every six months and eight over the life of a loan. Additionally, we generally limit the granting of deferrals on new accounts until a requisite number of payments has been received. During the deferral period, we continue to accrue and collect interest on the loan in accordance with the terms of the deferral agreement.

At the time a deferral is granted, all delinquent amounts may be deferred or paid, resulting in the classification of the loan as current and therefore not considered a delinquent account. Thereafter, the account is aged based on the timely payment of future installments in the same manner as any other account.

We evaluate the results of our deferral strategies based upon the amount of cash installments that are collected on accounts after they have been deferred versus the extent to which the collateral underlying the deferred accounts has depreciated over the same period of time. Based on this evaluation, we believe that payment deferrals granted according to our policies and guidelines are an effective portfolio management technique and result in higher ultimate cash collections from the portfolio.

Changes in deferral levels do not have a direct impact on the ultimate amount of consumer finance receivables charged off by us. However, the timing of a charge-off may be affected if the previously deferred account ultimately results in a charge-off. To the extent that deferrals impact the ultimate timing of when an account is charged off, historical charge-off ratios, loss confirmation periods, and cash flow forecasts for loans classified as TDRs used in the determination of the adequacy of our allowance for loan losses are also impacted. Increased use of deferrals may result in a lengthening of the loss confirmation period, which would increase expectations of credit losses inherent in the portfolio and therefore increase the allowance for loan losses and related provision for loan losses. Changes in these ratios and periods are considered in determining the appropriate level of allowance for loan losses and related provision for loan losses.

If a customer’s financial difficulty is not temporary, we may agree, or be required by a bankruptcy court, to grant a modification involving one or a combination of the following: a reduction in interest rate, a reduction in the loan's principal balance, or an extension of the maturity date. The servicer also may grant concessions on our unsecured consumer loans in the form of principal or interest rate reductions or payment plans.

TDR activity in the unsecured and other consumer portfolios was negligible to overall TDR activity.

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

The following table presents the allocation of the allowance for loan losses and the percentage of each loan type to total loans at the dates indicated:

	June 30, 2014		December 31, 2013
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(dollars in thousands)
Allocated allowance:
Commercial loans	$359,811	46.2%	$443,074	64.4%
Consumer loans	1,027,044	53.8%	363,647	35.6%
Unallocated allowance	39,001	immaterial	27,616	immaterial
Total allowance for loan losses	$1,425,856	100.0%	$834,337	100.0%
Reserve for unfunded lending commitments	170,274		220,000
Total allowance for credit losses	$1,596,130		$1,054,337

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The allowance for credit losses increased $541.8 million from December 31, 2013 to June 30, 2014 and decreased as a percentage of total loans to 2.10% at June 30, 2014 compared to 2.11% at December 31, 2013. The decrease in the allowance for credit losses can be attributed to an overall improvement in the credit quality, risk rating and portfolio composition of the loan portfolio, specifically in the commercial loan portfolio, with decreases in net charge-offs, delinquent loans, and non-accrual loans.

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

The portion of the allowance for loan losses related to the commercial portfolio decreased from $443.1 million at December 31, 2013 (1.38% of commercial loans) to $359.8 million at June 30, 2014 (1.03% of commercial loans). The primary factor resulting in the decrease is that the portfolio risk distribution has shown improvement related to portfolio credit quality (lower levels of classified and non-accruing loans). In addition, there has been a decrease in probability of default rates associated with commercial loans that have resulted in a decrease in reserve balances.

In the normal course of business, the Company reviews and updates its models to ensure that it is using the best available information in determining its allowances for credit losses. During the second quarter of 2014, the Company completed and tested a new allowance model for the Santander Real Estate Capital (SREC) portfolio. The new model is internally-calibrated using the Bank's own portfolio and historical experience, compared to the prior model which used third-party data of portfolios that encompassed the Bank's portfolio but also included portfolios of a broader population as well. The implementation of this model, along with continued improvement in the credit quality of the SREC portfolio and the overall credit environment, resulted in the Company recording a release of provision in the amount of $76.8 million.

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

As of June 30, 2014, the Company had $762.8 million and $5.2 billion of consumer home equity loans and lines of credit, which included $348.0 million and $3.0 billion, or 45.6% and 57.9%, in junior lien positions, respectively. As a result of the update to the home equity model completed and fully implemented in the first half of 2014, the Company switched from analyzing loss severity rates using a 150-day period to a 90-day period. Loss severity rates on these consumer home equity loans and lines of credit in junior lien positions, using the 90-day period, were 57.0% and 77.2%, respectively, as of June 30, 2014.

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

The Company considers the delinquency status of its senior liens in cases in which the Company services the lien. The Company currently services the senior lien on 24.2% of junior lien home equity principal balances. Of the junior lien home equity loan and line of credit balances that are current, 1.7% have a senior lien that is one or more payments past due. When the senior lien is delinquent but the junior lien is current, allowance levels are adjusted to reflect loss estimates consistent with the delinquency status of the senior lien. The Company also extrapolates these impacts to the junior lien portfolio when the senior lien is serviced by another investor and the delinquency status of that senior lien is unknown. Beginning in 2014, the Company began considering the actual delinquency status of senior liens serviced by other servicers through the use of credit bureau data.

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

The allowance for consumer loans was $1.0 billion and $363.6 million at June 30, 2014 and December 31, 2013, respectively. The allowance as a percentage of consumer loans was 2.51% at June 30, 2014 and 2.03% at December 31, 2013. The increase is primarily related to additional allowance recorded for the loan portfolio acquired during the Change in Control in the first quarter of 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unallocated

Additionally, the Company reserves for certain inherent, but undetected, losses that are probable within the loan portfolio. Absent significant other factors to the contrary, management generally considers an unallocated position within 5% of the overall allowance to be reasonably sufficient to absorb imprecisions of models to otherwise provide for coverage of inherent losses in the Company's entire loan and lease portfolios. These imprecisions may include loss factors inherent in the loan portfolio that may not have been discreetly contemplated in the general and specific components of the allowance, as well as potential variability in estimates. Period-to-period changes in the Company's historical unallocated allowance for loan and lease loss positions are considered in light of these factors. The unallocated allowance for loan losses was $39.0 million at June 30, 2014 and $27.6 million at December 31, 2013.

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

The reserve for unfunded lending commitments decreased from $220.0 million at December 31, 2013 to $170.3 million at June 30, 2014. The decrease is due in a shift from off-balance sheet lending commitments, primarily to commercial customers, to loans or lines of credit included on the Company's balance sheet as financing receivables. As a result of these shifts, the net impact of the decrease in reserve for unfunded lending commitments to the overall allowance for credit losses is immaterial.

INVESTMENT SECURITIES

Investment securities consist primarily of MBS, tax-free municipal securities, corporate debt securities, asset-backed securities ("ABS") and stock in the FHLB and the FRB. MBS consist of pass-through, collateralized mortgage obligations, and adjustable rate mortgages issued by federal agencies. The Company’s MBS are either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by Standard and Poor’s and Moody’s at the date of issuance. The Company’s available-for-sale investment strategy is to purchase liquid fixed-rate and floating-rate investments to manage the Company's liquidity position and interest rate risk adequately.

Total investment securities available-for-sale increased $28.8 million to $11.7 billion at June 30, 2014, compared to $11.6 billion at December 31, 2013. For additional information with respect to the Company’s investment securities, see Note 4 in the Notes to the Condensed Consolidated Financial Statements.

The Company held $125.1 million of trading securities at June 30, 2014. There were no trading securities at December 31, 2013.

Other investments, which consists of FHLB stock and FRB stock, remained flat at $0.8 billion at June 30, 2014 and December 31, 2013, primarily due to purchases of FHLB and FRB stock, which were offset by the FHLB's repurchase of its stock.

The average life of the available-for-sale investment portfolio (excluding certain ABS) at June 30, 2014 was approximately 4.58 years, compared to 5.25 years at December 31, 2013. The average effective duration of the investment portfolio (excluding certain ABS) at June 30, 2014 was approximately 3.80 years. The actual maturities of MBS available for sale will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GOODWILL

Goodwill totaled $8.9 billion and $3.4 billion at June 30, 2014 and December 31, 2013, respectively. During the second quarter of 2014, the Company reorganized its management reporting structure in order to better align management teams and resources with the business goals of the Company and to provide enhanced customer service to its clients. The result of these changes on reporting units has been further discussed in Note 7 to the Condensed Consolidated Financial Statements. The following table shows goodwill by reporting unit at June 30, 2014:

	Retail Banking	Auto Finance & Alliances	Real Estate and Commercial Banking	Global Banking & Markets and Large Corporate	SCUSA	Total
	(in thousands)
Goodwill at June 30, 2014	$1,815,729	$71,522	$1,406,048	$131,130	$5,476,844	$8,901,273

At June 30, 2014, goodwill represented 7.9% and 40.5% of total assets and total stockholder's equity, respectively compared to 4.4% of total assets and 25.3% of total stockholder's equity, at December 31, 2013. The increase is related to the addition of goodwill from the Change in Control. Refer to further discussion of this transaction in Note 3 to the Condensed Consolidated Financial Statements.

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

DEFERRED TAXES AND OTHER TAX ACTIVITY

The Company's net deferred tax balance was a liability of $376.8 million at June 30, 2014, compared to an asset of $748.0 million at December 31, 2013. The decrease of $1.1 billion was primarily due to $829.8 million of deferred taxes recorded in connection with the Change in Control, a $93.9 million reduction in deferred tax assets due to the adoption of ASU 2013-11, a $111.3 million reduction due to an overall decrease in cumulative temporary differences, and an $89.8 million reduction in deferred tax assets related to a decrease in investment and market-related unrealized losses.

The Company has a lawsuit pending against the United States in Federal District Court in Massachusetts relating to the proper tax consequences of two financing transactions with an international bank through which the Company borrowed $1.2 billion. As a result of the two financing transactions, the Company paid foreign taxes of $264.0 million from 2003 through 2007 and claimed a corresponding foreign tax credit for foreign taxes paid during those years, which the IRS disallowed. The IRS also disallowed the Company's deductions for interest expense and transaction costs, totaling $74.6 million in tax liability, and assessed penalties and interest totaling approximately $92.5 million. The Company has paid the taxes, penalties and interest associated with the IRS adjustments for all tax years, and the lawsuit will determine whether the Bank is entitled to a refund of the amounts paid. The Company has recorded a receivable in other assets for the amount of these payments, less a tax reserve of $96.9 million, as of June 30, 2014.

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

OTHER ASSETS

Other assets at June 30, 2014 were $1.5 billion, compared to $1.2 billion at December 31, 2013. The increase in other assets was primarily due to activity in other repossessed assets and miscellaneous assets and receivables. Other repossessed assets increased $139.7 million, primarily due to the Change in Control. Miscellaneous assets and receivables increased $156.4 million, primarily due to the Change in Control and an increase in lease receivables, offset by the timing of wire transfers.

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

The following table presents the composition of deposits and other customer accounts at the dates indicated:

	June 30, 2014		December 31, 2013
	Balance	Percent of total deposits	Balance	Percent of total deposits
	(dollars in thousands)
Interest-bearing demand deposits	$11,103,931	22.3%	$10,423,610	21.1%
Non-interest-bearing demand deposits	8,230,276	16.5%	8,022,529	16.2%
Savings	4,071,857	8.2%	3,885,724	7.8%
Money market	19,515,433	39.2%	19,050,473	38.5%
Certificates of deposit	6,878,295	13.8%	8,139,070	16.4%
Total Deposits	$49,799,792	100.0%	$49,521,406	100.0%

Total deposits and other customer accounts increased $0.3 billion from December 31, 2013 to June 30, 2014. The increase in deposits was due to increases in Interest-bearing demand deposits, Non-interest-bearing demand deposits, Savings, Money Market accounts, partially offset by a decrease in CDs. The increase in deposits was primarily comprised of increases in interest-bearing demand deposits of $680.3 million, or 6.5%, and money market accounts of $465.0 million, or 2.4%, due mainly to continuing better economic conditions encouraging movement from non-interest bearing accounts to interest-bearing investments.

CDs decreased $1.3 billion, or 15.5%, due to continued run-off as certain CD products matured and the lack of the Company's rollover of certain wholesale CDs, as customers and the Company have opted to maintain balances in more liquid transaction accounts. In addition, the Company continues to focus its efforts on repositioning its account mix and increasing lower-cost deposits. The improved funding mix and maturities of CDs reduced the cost of total deposits from 0.51% for the second quarter of 2013 to 0.45% for the second quarter of 2014.

Demand deposit overdrafts that have been reclassified as loan balances were $43.9 million and $66.5 million at June 30, 2014 and December 31, 2013, respectively. Time deposits of $100,000 or more totaled $2.4 billion and $2.8 billion at June 30, 2014 and December 31, 2013, respectively.

BORROWINGS AND OTHER DEBT OBLIGATIONS

The Bank utilizes borrowings and other debt obligations as a source of funds for its asset growth and asset/liability management. Collateralized advances are available from the FHLB if certain standards related to creditworthiness are met. The Bank also utilizes repurchase agreements, which are short-term obligations collateralized by securities. The holding company has term loans and lines of credit with Santander and other third-party lenders. In addition, SCUSA has warehouse lines of credit and securitizes some of its retail installment contracts, which are structured secured financings. Total borrowings and other debt obligations at June 30, 2014 were $38.2 billion, compared to $12.4 billion at December 31, 2013. Total borrowings increased $25.8 billion primarily due to the Change in Control. The total impact of SCUSA's borrowings and debt obligations at June 30, 2014 was $26.0 billion. See further detail on borrowings activity in Note 9 to the Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OFF-BALANCE SHEET ARRANGEMENTS

See further discussion of the Company's off-balance sheet arrangements in Note 6 and Note 14 to the Condensed Consolidated Financial Statements, and Liquidity and Capital Resources analysis.

BANK REGULATORY CAPITAL

Our capital priorities are to support client growth, business investment, and maintain appropriate capital in light of economic uncertainty and the Basel III framework. We continue to improve our capital levels and ratios through retention of quarterly earnings and expect to build capital through retention of future earnings.

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by those regulatory authorities. At June 30, 2014 and December 31, 2013, respectively, the Bank met the well-capitalized capital ratio requirements. The Company's capital levels exceeded the ratios required for BHCs.

For a discussion of Basel III and the standardized approach and related future changes to the minimum U.S. regulatory capital ratios, see the section captioned Regulatory Matters within this Management's Discussion and Analysis.

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

Any dividend declared and paid or return of capital has the effect of reducing the Bank's capital ratios. During the first quarter of 2014, the Bank declared and paid $50.0 million in return of capital to SHUSA. There were no returns of capital to SHUSA declared or paid during the second quarter of 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following schedule summarizes the actual capital balances of the Bank and SHUSA at June 30, 2014:

	BANK

	June 30, 2014	Well-capitalized Requirement(2)	Minimum Requirement(2)
Tier 1 leverage capital ratio	12.46%	5.00%	4.00%
Tier 1 risk-based capital ratio	13.56%	6.00%	4.00%
Total risk-based capital ratio	15.29%	10.00%	8.00%
Tier 1 common capital ratio(1)	13.56%	n/a	n/a

	SHUSA

	June 30, 2014	Well-capitalized Requirement(2)	Minimum Requirement(2)
Tier 1 leverage capital ratio	12.45%	5.00%	4.00%
Tier 1 risk-based capital ratio	13.09%	6.00%	4.00%
Total risk-based capital ratio	15.06%	10.00%	8.00%
Tier 1 common capital ratio(1)	11.06%	n/a	n/a
(1) Ratio presented due to regulators emphasizing the Tier 1 common capital ratio in their evaluation of bank and BHC capital levels, although this metric is not provided for in bank regulations. For all BHCs undergoing its Comprehensive Capital Analysis and Review, the FRB has established a 5% minimum Tier 1 common equity ratio under stress scenarios.
(2) As defined by OCC regulations.

LIQUIDITY AND CAPITAL RESOURCES

Overall

The Company continues to maintain strong bank and BHC liquidity positions. Liquidity represents the ability of the Company to obtain cost-effective funding to meet the needs of customers as well as the Company's financial obligations. Factors that impact the liquidity position of the Company include loan origination volumes, loan prepayment rates, the maturity structure of existing loans, core deposit growth levels, CD maturity structure and retention, the Company's credit ratings, investment portfolio cash flows, the maturity structure of the Company's wholesale funding, and other factors. These risks are monitored and managed centrally. The Bank's Asset/Liability Committee reviews and approves the liquidity policy and guidelines on a regular basis. This process includes reviewing all available wholesale liquidity sources. The Company also forecasts future liquidity needs and develops strategies to ensure adequate liquidity is available at all times. SHUSA conducts monthly liquidity stress test analyses to manage its liquidity under a variety of scenarios, all of which demonstrate that the Company has ample liquidity to meet its short-term and long-term cash requirements.

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

Sources of Liquidity

Parent Company and Bank

The Company has several sources of funding to meet its liquidity requirements, including its core deposit base, liquid investment securities portfolio, ability to acquire large deposits, FHLB borrowings, wholesale deposit purchases, federal funds purchased, and FRB borrowings, as well as through securitizations in the ABS market and committed credit lines from third-party banks and Santander. In addition, the Company, through SCUSA, utilizes large flow agreements. The Company has the following major sources of funding to meet its liquidity requirements: dividends and returns of investments from its subsidiaries, short-term investments held by non-bank affiliates, and access to the capital markets.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Institutional borrowings

The Company regularly projects its funding needs under various stress scenarios and maintains contingency plans consistent with the Company’s access to diversified sources of contingent funding. The Company maintains a substantial level of total available liquidity in the form of on-balance sheet and off-balance sheet funding sources. These include cash at the Federal Reserve Bank, unencumbered liquid assets, and capacity to borrow at the FHLB and the Federal Reserve Bank’s discount window.

Available Liquidity

As of June 30, 2014, the Bank had approximately $26.5 billion in committed liquidity from the FHLB and the FRB. Of this amount, $15.3 billion is unused and therefore provides additional borrowing capacity and liquidity for the Company. At June 30, 2014 and December 31, 2013, liquid assets (cash and cash equivalents, LHFS, and securities available for sale exclusive of securities pledged as collateral) totaled approximately $11.0 billion and $10.2 billion, respectively. These amounts represented 22.1% and 20.6% of total deposits at June 30, 2014 and December 31, 2013, respectively. In addition to liquid assets, the Company also has available liquidity from federal funds counterparties of $1.3 billion. Management believes that the Company has ample liquidity to fund its operations.

Cash and cash equivalents

	Six-Month Period Ended June 30,
	2014	2013
	(in thousands)
Net cash provided by operating activities	2,339,509	867,076
Net cash (used)/provided in investing activities	(6,640,868)	7,171,610
Net cash provided/(used) by financing activities	4,460,060	(6,440,402)

Cash provided by operating activities

Net cash provided by operating activities was $2.3 billion for the six-month period ended June 30, 2014, mainly driven by $2.6 billion in proceeds from loans held for sale and $1.0 billion of provision for credit losses, offset by $2.3 billion of originations of loans held for sale, net of repayments. Net cash provided by operating activities was $0.9 billion for the six-month period ended June 30, 2013.

Cash used in investing activities

For the six months ended June 30, 2014, net cash used in investing activities was $6.6 billion, primarily due to $5.0 billion in loan purchases and activity and $3.2 billion in leased vehicle purchases.

For the six months ended June 30, 2013, net cash provided by investing activities was $7.2 billion, primarily due to $7.8 billion in proceeds from sales, pre-payments, and maturities of available-for-sale investment securities and $2.7 billion in loan purchases and activity, offset by purchases of available-for-sale investment securities of $3.4 billion.

Cash provided by financing activities

For the six months ended June 30, 2014, net cash provided by financing activities of $4.5 billion was driven primarily by an increase in proceeds from the issuance of common stock of $1.8 billion, an increase in deposits of $0.6 billion, and by an increase in net borrowing activity of $2.1 billion. Net cash used by financing activities for the six months ended June 30, 2013 was $6.4 billion, which consisted primarily of a $1.1 billion increase in deposits and net borrowing activity of $5.4 billion.

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

SCUSA's warehouse lines generally have net spread, delinquency, and net loss ratio limits. These limits are generally calculated based on the portfolio collateralizing the line; however, for two of the warehouse lines, delinquency and net loss ratios are calculated with respect to the serviced portfolio as a whole. Failure to meet any of these covenants could trigger increased over-collateralization requirements or, in the case of limits calculated with respect to the specific portfolio underlying certain credit lines, result in an event of default under these agreements. If an event of default occurred under one of these agreements, the lender could elect to declare all amounts outstanding under the agreement immediately due and payable, enforce its interests against collateral pledged under the agreement, restrict SCUSA's ability to obtain additional borrowings under the agreement, and/or remove SCUSA as servicer. SCUSA does not currently have any ratios above limits permitted under its warehouse lines, and it has never had a warehouse line terminated due to failure to comply with any ratio or meet any covenant. A default under one of these lines could be enforced only with respect to that line.

SCUSA maintains a credit facility with seven banks providing an aggregate commitment of $4.3 billion. This facility can be used for both loan and lease financing (with lease financing comprising no more than 50% of the outstanding balance upon advance). The facility requires reduced advance rates in the event of delinquency, credit loss, or residual loss ratios exceeding specified thresholds.

Repurchase Facility

SCUSA also obtains financing through an investment management agreement under which it pledges retained subordinated bonds on its securitizations as collateral for repurchase agreements with various borrowers and at renewable terms ranging from 30 to 90 days.

Total Return Swap

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

The facilities offered through Santander's New York branch are structured as three and five year floating rate facilities, with current maturity dates of December 31, 2016 and 2018. Santander has the option allow SCUSA to continue to renew the terms of these facilities annually going forward, thereby maintaining three- and five-year maturities. These facilities currently permit unsecured borrowing, but generally are collateralized by retail installment contracts as well as securitization notes payables and residuals by SCUSA. Any secured balances outstanding under the facilities at the time of their maturity will amortize to match the maturities and expected cash flows of the corresponding collateral.

There was an average outstanding balance of approximately $3.6 billion under the Santander Credit Facilities during the quarter ended June 30, 2014. The maximum outstanding balance during the period was $4.3 billion.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Santander also has provided a $500.0 million letter of credit facility with a maturity date of December 31, 2014 that SCUSA can use as credit enhancement to support increased borrowings on certain third-party credit facilities. SCUSA has not used this facility since December 2012. Santander also serves as the counterparty for many of SCUSA's derivative financial instruments.

Secured Structured Financings

SCUSA obtains long-term funding for its receivables through securitizations in the ABS market. The ABS market provides an attractive source of funding due to its cost efficiency, a large and deep investor base, and tenors that appropriately match the cash flows of the debt to the cash flows of the underlying assets. The term structure of a securitization locks in fixed-rate funding for the life of the underlying fixed-rate assets, and the matching amortization of the assets and liabilities provides committed funding for the collateralized loans throughout their terms. Because of prevailing market rates, SCUSA did not issue ABS transactions in 2008 or 2009, but began issuing ABS again in 2010. SCUSA has been the largest issuer of retail auto ABS in the U.S. since 2011. SCUSA has issued a total of over $30 billion in retail auto ABS since 2010.

SCUSA executes each securitization transaction by selling receivables to trusts ("the Trusts") that issue ABS to investors. To attain specified credit ratings for each class of bonds, these transactions have credit enhancement requirements in the form of subordination, restricted cash accounts, excess cash flow, and over-collateralization, which result in more receivables being transferred to the Trusts than the amount of ABS they issue.

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

SCUSA's on-balance sheet securitization transactions utilize bankruptcy-remote special purpose entities (SPEs) which are also variable interest entities (VIEs) that meet the requirements to be consolidated in our financial statements. Following a securitization, the finance receivables and notes payable related to the securitized retail installment contracts remain on our Condensed Consolidated Balance Sheet. We recognize finance and interest income as well as fee income on the collateralized retail installment contracts and interest expense on the ABS issued. We also record a provision for loan losses to cover probable loan losses on the retail installment contracts. While these Trusts are included in our Condensed Consolidated Financial Statements, they are separate legal entities. The finance receivables and other assets sold to the Trusts are owned by them available to satisfy the notes payable related to the securitized retail installment contracts, and are not available to SCUSA's or those of our creditors or our other subsidiaries.

SCUSA has completed three securitizations in 2014 in addition to six subordinated bond transactions to fund residual interests from existing securitizations. SCUSA currently has 26 securitizations outstanding with a cumulative ABS balance of approximately $13 billion. Its securitizations generally have several classes of notes, with principal paid sequentially based on seniority and any excess spread distributed to the residual holder. SCUSA generally retains the lowest bond class and the residual interest in each securitization, and uses the proceeds from the securitization to repay borrowings outstanding under its credit facilities, originate and acquire new loans and leases, and for general corporate purposes. SCUSA generally exercises clean-up call options on its securitizations when the collateralization pool balance reaches 10% of its original balance.

SCUSA periodically issues amortizing notes in private placements that are structured similarly to its public and Rule 144A securitizations, but are issued to banks and conduits. Historically, all of SCUSA's securitizations and private issuances have been collateralized by vehicle retail installment contracts and loans; however, in 2013, SCUSA issued its first amortizing notes backed by vehicle leases. As of June 30, 2014, SCUSA had private issuances of notes backed by vehicle leases totaling approximately $1.4 billion.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Flow Agreements

SCUSA enters into flow agreements under which loans and leases are sold on a periodic basis to provide funding for new originations. These loans are not on the balance sheet, but may provide a gain on sale and a stable stream of servicing fee income. On June 13, 2013, SCUSA entered into a flow agreement with Bank of America under which SCUSA committed to sell a contractually determined amount of eligible loans to Bank of America on a monthly basis. The amount sold monthly is up to $300 million and varies depending on the amount and credit quality of eligible current month originations and prior month sales. The agreement extends through May 31, 2018. For loans sold, we retain the servicing rights at contractually agreed upon rates. We also will receive or pay a servicer performance payment if net credit losses on the sold loans are lower or higher, respectively, than expected net credit losses at the time of sale. These servicer performance payments are limited to a percentage of principal balance sold or expected losses at time of sale and are not expected to be significant to our total servicing compensation from the flow agreement.

In May 2014, SCUSA entered into a flow agreement with Citizens Bank of Pennsylvania whereby Citizens has committed to purchase up to $600 million per quarter of prime Chrysler Capital originations over the next three years. The minimum commitment is $250.0 million per quarter for the first four quarters and $400.0 million per quarter thereafter.

Off-Balance Sheet Financing

During the fourth quarter of 2013 and the first quarter of 2014, SCUSA executed a total of three Chrysler Capital-branded securitizations, all of which were issued under Rule 144A of the 1933 Securities Act. All of the notes and residual interests in these securitizations were issued to third parties, and SCUSA recorded the transactions as true sales of the retail installment contracts securitized and removed the loans sold from its balance sheet. SCUSA anticipates executing similar transactions in the future.

Uses of Liquidity

The Company uses liquidity for debt service and repayment of borrowings, as well as for funding loan commitments and satisfying deposit withdrawal requests.

Dividends and Stock Issuances

During the first six months of 2014, the Bank paid $50.0 million in return of capital to SHUSA. At June 30, 2014, the holding company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

In February 2014, the Company issued 7.0 million shares of common stock to Santander in exchange for cash in the amount of $1.75 billion. Also in February 2014, the Company raised $750.0 million of capital by issuing 3.0 million shares of common stock to Santander in exchange for canceling debt of an equivalent amount.

In May 2014, the Company issued 84,000 shares of its common stock to Santander in exchange for cash in the amount of $21.0 million.

Following these transactions and as of June 30, 2014, the Company had 530,391,043 shares of common stock outstanding.

On May 1, 2014, SCUSA's Board of Directors declared a cash dividend of $0.15 per share, which was paid on May 30, 2014 to shareholders of record as of the close of business day May 12, 2014.

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

	Payments Due by Period
	Total	Less than 1 year	Over 1 yr to 3 yrs	Over 3 yrs to 5 yrs	Over 5 yrs
	(in thousands)
FHLB advances (1)	$10,386,523	$3,928,893	$3,517,141	$2,940,489	$—
Notes payable - revolving facilities	7,762,950	1,521,598	5,491,352	750,000	—
Notes payable - secured structured financings	13,894,950	744,019	2,618,517	8,689,622	1,842,792
Other debt obligations (1) (2)	3,948,674	409,305	1,761,595	1,546,380	231,394
Junior subordinated debentures due to capital trust entities (1) (2)	248,379	161,770	86,609	—	—
Certificates of deposit (1)	6,970,755	4,225,350	2,620,340	124,865	200
Non-qualified pension and post-retirement benefits	68,218	6,565	13,332	13,582	34,739
Operating leases(3)	702,398	105,037	195,617	143,400	258,344
Total contractual cash obligations	$43,982,847	$11,102,537	$16,304,503	$14,208,338	$2,367,469

(1)
Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based on interest rates in effect at June 30, 2014. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Includes all carrying value adjustments, such as unamortized premiums and discounts and hedge basis adjustments.

(3)	Does not include future expected sublease income.

Excluded from the above table are deposits of $42.9 billion that are due on demand by customers. Additionally, $137.1 million of tax liabilities associated with unrecognized tax benefits have been excluded due to the high degree of uncertainty regarding the timing of future cash outflows associated with those obligations.

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

Further information on risk factors can be found under Part II, Item 1A Risk Factors, in the Company's Quarterly Report on Form 10-Q for the quarter-ended June 30, 2014.

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

The table below reflects the estimated sensitivity to the Company’s net interest income based on interest rate changes:

If interest rates changed in parallel by the amounts below at June 30, 2014	The following estimated percentage increase/(decrease) to net interest income would result
Down 100 basis points	(0.77)%
Up 100 basis points	1.19%
Up 200 basis points	2.35%

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

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk, and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at June 30, 2014 and December 31, 2013.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by	June 30, 2014	December 31, 2013
Down 100 basis points	(2.09)%	0.87%
Up 100 basis points	(0.82)%	(2.00)%
Up 200 basis points	(2.59)%	(4.53)%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company typically retains the servicing rights related to residential mortgage loans that are sold. Residential MSRs are accounted for at fair value. As deemed appropriate, the Company economically hedges MSRs, using interest rate swaps and forward contracts to purchase MBS. For additional information on MSRs, see Note 8 to the Condensed Consolidated Financial Statements.

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

For additional information on foreign exchange contracts, derivatives and hedging activities, see Note 10 to the Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Incorporated by reference from Part I, Item 2, Management’s Discussion and Analysis of Results of Operations and Financial Condition — Asset and Liability Management hereof.

Item 4.	Controls and Procedures

The Company's management, with the participation of the Chief Executive Officer and the Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as of June 30, 2014. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective as of June 30, 2014.

There have not been any changes in the Company's internal controls over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

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

The Company is subject to a number of risks potentially impacting its business, financial condition, results of operations and cash flows. There have been no material changes from the risk factors set forth under Part I, Item IA, Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 and Part II, Item 1A, Risk Factors in the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014.

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

SANTANDER HOLDINGS USA, INC. (Registrant)
Date:	August 13, 2014	/s/ Román Blanco
Román Blanco
President and Chief Executive Officer (Authorized Officer)

Date:	August 13, 2014	/s/ Gerald P. Plush
Gerald P. Plush
Chief Financial Officer and Senior Executive Vice President

Date:	August 13, 2014	/s/ Guillermo Sabater
Guillermo Sabater
Comptroller and Senior Executive Vice President