Form 10-Q
period 2014-09-30
Santander Holdings USA, Inc.
filed 2014-11-17
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐. No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2014
Common Stock (no par value)	530,391,043 shares

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

Although SHUSA believes that the expectations reflected in these forward-looking statements are reasonable as of the date on which the statements are made, these statements are not guarantees of future performance and involve risks and uncertainties based on various factors and assumptions. Among the factors that could cause SHUSA’s financial performance to differ materially from that suggested by forward-looking statements are:

•
the effects of regulation and policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation (the “FDIC”), the Office of the Comptroller of the Currency (the “OCC”) and the Consumer Financial Protection Bureau (the “CFPB”), including changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve, the failure to adhere to which could subject SHUSA to formal or informal regulatory compliance and enforcement actions;

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

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
Santander Holdings USA, Inc. provides the following list of abbreviations and acronyms as a tool for the reader that are used in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Condensed Consolidated Financial Statements and the Notes to Condensed Consolidated Financial Statements.

ABS: Asset-backed securities	IHC: U.S. intermediate holding company
Bank: Santander Bank, National Association	IPO: Initial Public Offering
BHC: Bank holding company	IRS: Internal Revenue Service
BOLI: Bank owned life insurance	ISDA: International Swaps and Derivatives Association, Inc.
Brokers: Independent parties	IT: Information technology
CEVF: Commercial equipment vehicle funding	LCR: Liquidity coverage ratio
CFPB: Consumer Financial Protection Bureau	LHFS: Loans held for sale
Change in Control: First quarter 2014 consolidation of SCUSA	LTV: Loan to Value
Chrysler Agreement: Ten-year private label financing agreement with the Chrysler Group signed by SCUSA	May SCUSA Dividend: A dividend of $0.15 per share of SCUSA common stock declared by SCUSA's Board of Directors payable on May 30, 2014
CID: Civil Investigative Demand	MBS: Mortgage-backed security
CLO: Collateralized loan obligations	MD&A: Management's Discussion and Analysis
CLTV: Combined loan-to-value	MSR: Mortgage Servicing Rights
CMO: Collateralized mortgage obligation	MVE: Market value of equity
Company: Santander Holdings USA, Inc.	NOW: Negotiable order of withdrawal
CPR: Changes in anticipated loan prepayment rates	NPL: Non-performing loans
DDFS: DDFS LLC	NSFR: Net stable funding ratio
DFA: Dodd-Frank Wall Street Reform and Consumer Protection Act	OCC: Office of the Comptroller of the Currency
DOJ: Department of Justice	OEM: Original equipment manufacturer
DTI: Debt-to-income	OIS: Overnight Indexed Swap
Exchange Act: Securities Exchange Act of 1934	OREO: Other real estate owned
FDIC: Federal Deposit Insurance Corporation	OTS: Office of Thrift Supervision
FDICIA: Federal Deposit Insurance Corporation Improvement Act	OTTI: Other-than-temporary-impairment
Federal Reserve: Board of Governors of the Federal Reserve System	Santander: Banco Santander, S.A.
FHA: Federal Housing Agency	SCUSA: Santander Consumer USA Holdings Inc.
FHLB: Federal Home Loan Bank	SCUSA Common Stock: Common shares of SCUSA
FHLMC: Federal Home Loan Mortgage Corporation
FIRREA: Financial Institutions Reform, Recovery, and Enforcement Act of 1989	SEC: Securities and Exchange Commission
FNMA: Federal National Mortgage Association	SHUSA: Santander Holdings USA, Inc.
FOMC: Federal Open Market Committee	SPE: Special purpose entity
FRB: Federal Reserve Bank	Sponsor Holdings: Sponsor Auto Finance Holding Series LP
GAAP: Accounting principles generally accepted in the United States of America	TDR: Troubled debt restructuring
GBM: Global Banking & Markets	Trusts: securitization trusts
GSE: Government-sponsored entities	VIE: Variable interest entity

PART 1- FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited at September 30, 2014)

	September 30, 2014	December 31, 2013
	(in thousands)
ASSETS
Cash and amounts due from depository institutions	$2,051,229	$4,226,947
Investment securities:
Available-for-sale at fair value	15,062,469	11,646,240
Trading securities	122,872	—
Other investments	802,885	820,395
Loans held for investment (1)	74,526,819	49,921,677
Allowance for loan losses	(1,805,389)	(834,337)
Net loans held for investment	72,721,430	49,087,340
Loans held-for-sale (2)	277,057	128,949
Premises and equipment, net (3)	832,024	815,795
Leased vehicles, net	5,772,237	—
Accrued interest receivable	545,841	195,782
Equity method investments	132,846	3,085,450
Goodwill	8,892,011	3,431,481
Core deposit intangibles and other intangibles, net	752,739	34,614
Bank owned life insurance	1,677,250	1,651,179
Restricted cash	2,029,043	97,397
Deferred tax assets, net	—	747,958
Other assets (4)	1,866,239	1,174,494
TOTAL ASSETS	$113,538,172	$77,144,021
LIABILITIES
Accrued expenses and payables	1,437,818	1,050,785
Total deposits and other customer accounts	51,280,955	49,521,406
Borrowings and other debt obligations	37,383,063	12,376,624
Advance payments by borrowers for taxes and insurance	203,249	182,571
Deferred tax liabilities, net	388,816	—
Other liabilities	604,238	467,652
TOTAL LIABILITIES	91,298,139	63,599,038
STOCKHOLDER'S EQUITY
Preferred stock (no par value; $25,000 liquidation preference; 7,500,000 shares authorized; 8,000 shares outstanding at September 30, 2014 and at December 31, 2013)	195,445	195,445
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 and 520,307,043 shares outstanding at September 30, 2014 and at December 31, 2013, respectively)	14,729,609	12,209,816
Accumulated other comprehensive loss	(117,948)	(254,368)
Retained earnings	3,560,557	1,394,090
TOTAL SHUSA STOCKHOLDER'S EQUITY	18,367,663	13,544,983
Noncontrolling interest	3,872,370	—
TOTAL STOCKHOLDER'S EQUITY	22,240,033	13,544,983
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$113,538,172	$77,144,021

(1) Loans held for investment includes $1.0 billion and $0.0 billion of loans recorded at fair value at September 30, 2014 and December 31, 2013, respectively.
(2) Recorded at the fair value option or lower of cost or fair value.
(3) Net of accumulated depreciation of $600.2 million and $584.2 million at September 30, 2014 and December 31, 2013, respectively.
(4) Includes MSRs of $131.8 million and $141.8 million at September 30, 2014 and December 31, 2013, respectively, for which the Company has elected the fair value option.
See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2014	2013	2014	2013
	(in thousands)
INTEREST INCOME:
Loans	$1,822,275	$485,598	$4,948,106	$1,480,851
Interest-earning deposits	2,250	2,417	5,811	4,268
Investment securities:
Available-for-sale	61,290	67,205	183,158	240,383
Other investments	9,205	7,293	26,950	20,003
TOTAL INTEREST INCOME	1,895,020	562,513	5,164,025	1,745,505
INTEREST EXPENSE:
Deposits and customer accounts	53,952	51,560	151,708	161,898
Borrowings and other debt obligations	215,592	142,272	624,702	433,631
TOTAL INTEREST EXPENSE	269,544	193,832	776,410	595,529
NET INTEREST INCOME	1,625,476	368,681	4,387,615	1,149,976
Provision for credit losses	1,013,357	—	2,034,721	26,850
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	612,119	368,681	2,352,894	1,123,126
NON-INTEREST INCOME:
Consumer fees	93,451	60,014	273,128	172,546
Commercial fees	44,515	45,275	130,044	145,318
Mortgage banking income, net	97,576	24,576	127,285	107,402
Equity method investments	(4,619)	70,330	7,607	365,067
Bank owned life insurance	13,373	13,701	44,536	42,683
Miscellaneous income	399,399	6,325	1,120,753	28,853
TOTAL FEES AND OTHER INCOME	643,695	220,221	1,703,353	861,869
OTTI recognized in earnings	—	—	—	(63,630)
Gain on Change in Control	—	—	2,428,539	—
Net gain/(loss) on sale of investment securities	131	(23,422)	11,480	72,773
Net gain/(loss) recognized in earnings	131	(23,422)	2,440,019	9,143
TOTAL NON-INTEREST INCOME	643,826	196,799	4,143,372	871,012
GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	290,665	186,623	894,051	527,244
Occupancy and equipment expenses	117,697	97,774	350,788	280,322
Technology expense	40,806	35,715	124,874	95,835
Outside services	57,870	23,887	136,979	61,971
Marketing expense	11,858	14,967	37,077	30,178
Loan expense	80,392	16,794	237,691	54,474
Other administrative expenses	320,455	74,901	748,802	159,555
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	919,743	450,661	2,530,262	1,209,579
OTHER EXPENSES:
Amortization of intangibles	17,730	6,557	50,670	21,373
Deposit insurance premiums and other expenses	14,967	12,574	43,937	55,824
Loss on debt extinguishment	8,311	288	11,946	558
Impairment of long-lived assets	—	—	97,546	—
TOTAL OTHER EXPENSES	41,008	19,419	204,099	77,755
INCOME BEFORE INCOME TAXES	295,194	95,400	3,761,905	706,804
Income tax provision	36,102	18,692	1,285,855	156,670
NET INCOME INCLUDING NONCONTROLLING INTEREST	$259,092	$76,708	$2,476,050	$550,134
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	54,420	—	$298,633	$—
NET INCOME ATTRIBUTABLE TO SHUSA	$204,672	$76,708	$2,177,417	$550,134
See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2014	2013	2014	2013
	(in thousands)
NET INCOME INCLUDING NONCONTROLLING INTEREST	$259,092	$76,708	$2,476,050	$550,134
OTHER COMPREHENSIVE INCOME/LOSS, NET OF TAX
Net unrealized gains on cash flow hedge derivative financial instruments	17,381	6,171	24,022	31,225
Net unrealized gains/(losses) on investment securities	(17,697)	(18,463)	111,291	(291,331)
Pension and post-retirement actuarial gain	272	549	1,107	1,647
TOTAL OTHER COMPREHENSIVE (LOSS)	(44)	(11,743)	136,420	(258,459)
COMPREHENSIVE INCOME/LOSS	$259,048	$64,965	$2,612,470	$291,675
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	$54,420	$—	$298,633	$—
COMPREHENSIVE INCOME ATTRIBUTABLE TO SHUSA	$204,628	$64,965	$2,313,837	$291,675

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
FOR THE NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013
(Unaudited)
(in thousands)

	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Stockholder's Equity
Balance, December 31, 2012	520,307	$195,445	$12,211,636	$54,334	$780,587	$13,242,002
Comprehensive income/(loss)	—	—	—	(258,459)	550,134	291,675
Stock issued in connection with employee benefit and incentive compensation plans	—	—	(1,229)	—	—	(1,229)
Dividends paid on preferred stock	—	—	—	—	(10,950)	(10,950)
Balance, September 30, 2013	520,307	$195,445	$12,210,407	$(204,125)	$1,319,771	$13,521,498

	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, December 31, 2013	520,307	$195,445	$12,209,816	$(254,368)	$1,394,090	$—	$13,544,983
Comprehensive income	—	—	—	136,420	2,177,417		2,313,837
SCUSA Change in Control(1)			—			3,872,370	3,872,370
Issuance of common stock	10,084		2,521,000			—	2,521,000
Stock issued in connection with employee benefit and incentive compensation plans	—	—	(1,207)	—	—		(1,207)
Dividends paid on preferred stock	—	—	—	—	(10,950)	—	(10,950)
Balance, September 30, 2014	530,391	$195,445	$14,729,609	$(117,948)	$3,560,557	3,872,370	$22,240,033
(1) Refer to Note 3 to the Condensed Consolidated Financial Statements for further discussion.

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine-Month Period Ended September 30,
	2014	2013
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interest	$2,476,050	$550,134
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on SCUSA Change in Control	(2,291,003)	—
Net gain on sale of SCUSA shares	(137,536)	—
Gain on sale of branches	(10,648)	—
Provision for credit losses	2,034,721	26,850
Deferred taxes	890,534	144,972
Depreciation, amortization and accretion	(291,638)	212,762
Net gain on sale of loans	(190,388)	(50,458)
Net gain on sale of investment securities	(11,480)	(72,773)
Gain on residential loan securitizations	(37,905)	—
Net gain on sale of leased vehicles	(4,570)	—
OTTI recognized in earnings	—	63,630
Loss on debt extinguishment	11,946	558
Net (gain)/loss on real estate owned and premises and equipment	(2,384)	3,196
Stock-based compensation	3,312	(1,229)
Equity earnings from equity method investments	(7,607)	(365,067)
Distributions from equity method investments, net	(12,112)	194,807
Originations of loans held for sale, net of repayments	(3,604,794)	(3,070,987)
Purchases of loans held-for-sale	—	(14,585)
Proceeds from sales of loans held-for-sale	4,597,076	3,766,016
Purchases of trading securities	(211,590)	—
Proceeds from sales of trading securities	88,718	—
Net change in:
Other assets and bank owned life insurance	524,975	177,076
Other liabilities	(449,919)	(326,797)
Other	14,760	23,266
NET CASH PROVIDED BY OPERATING ACTIVITIES	3,378,518	1,261,371

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available-for-sale investment securities	311,019	8,044,695
Proceeds from prepayments and maturities of available-for-sale investment securities	1,711,253	2,763,871
Purchases of available-for-sale investment securities	(3,852,941)	(4,170,437)
Proceeds from sales of other investments	263,059	292,033
Proceeds from maturities of other investments	20,000	—
Purchases of other investments	(265,411)	(22,260)
Net change in restricted cash	(44,313)	370,170
Proceeds from sales of loans held for investment	878,956	102,033
Purchases of loans held for investment	(1,147,709)	(1,436,523)
Net change in loans other than purchases and sales	(4,969,990)	3,779,145
Purchases of leased vehicles	(4,579,833)	—
Proceeds from the sale of leased vehicles	410,529	—
Manufacturer incentives	564,376	—
Proceeds from sales of real estate owned and premises and equipment	50,964	34,701
Purchases of premises and equipment	(204,626)	(129,657)
Net cash transferred on the sale of branches	(151,286)	—
Proceeds from sale of SCUSA shares	320,145	—
Cash acquired in SCUSA Change in Control	11,076	—
NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES	(10,674,732)	9,627,771

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	2,034,024	(1,479,621)
Net change in short-term borrowings	51,036	(6,843,812)
Net proceeds from long-term borrowings	29,068,188	528,749
Repayments of long-term borrowings	(26,895,463)	(267,017)
Proceeds from FHLB advances (with maturities greater than 90 days)	—	1,500,000
Repayments of FHLB advances (with maturities greater than 90 days)	(913,635)	(2,040,494)
Net change in advance payments by borrowers for taxes and insurance	20,678	45,562
Cash dividends paid to preferred stockholders	(10,949)	(10,950)
Dividends paid to noncontrolling interest	(20,668)	—
Proceeds from the issuance of common stock	1,787,285	—
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	5,120,496	(8,567,583)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,175,718)	2,321,559
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,226,947	2,220,811
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,051,229	$4,542,370

SUPPLEMENTAL DISCLOSURES
Income taxes paid/(received), net	$(135,644)	$93,566
Interest paid	884,032	602,246

NON-CASH TRANSACTIONS(1)
Loans transferred to other real estate owned	41,207	60,171
Loans transferred to repossessed vehicles	115,466	—
Loans transferred from held for investment to held for sale, net	(371,377)	—
Conversion of debt to common equity	750,000	—
Liquidation of common equity securities	(24,742)	—
Residential loan securitizations	1,566,612	—
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

The Bank, previously named Sovereign Bank, National Association, changed its name to Santander Bank, National Association on October 17, 2013. The Bank’s primary business consists of attracting deposits from its network of retail branches, and originating small business loans, middle market, large and global commercial loans, multi-family loans, residential mortgage loans, home equity loans and lines of credit, and auto and other consumer loans throughout the Mid-Atlantic and Northeastern areas of the United States, focused throughout Pennsylvania, New Jersey, New York, New Hampshire, Massachusetts, Connecticut, Rhode Island, Delaware and Maryland. The Bank uses its deposits, as well as other financing sources, to fund its loan and investment portfolios.

Santander Consumer USA Holdings Inc. (together with its subsidiaries, "SCUSA") has a controlling interest in Santander Consumer USA Inc., which is headquartered in Dallas, Texas, and is a full-service, technology-driven consumer finance company focused on vehicle finance and unsecured consumer lending products.

On January 23, 2014, SCUSA's registration statement for an IPO of shares of its common stock (the “SCUSA Common Stock”), was declared effective by the SEC. Prior to the IPO, the Company owned approximately 65% of the shares of SCUSA's common stock.

On January 28, 2014, the IPO was closed, and certain stockholders of SCUSA, including the Company and Sponsor Auto Finance Holding Series LP (“Sponsor Holdings”), sold 85,242,042 shares of SCUSA Common Stock. Immediately following the IPO, the Company owned approximately 61% of the shares of SCUSA Common Stock. In connection with these sales, certain board representation, governance and other rights granted to DDFS LLC (“DDFS”) and Sponsor Holdings were terminated as a result of the reduction in DDFS and Sponsor Holdings’ collective ownership of shares of SCUSA Common Stock below certain ownership thresholds, causing the Company to control SCUSA (the “Change in Control”).

Prior to the Change in Control, the Company accounted for its investment in SCUSA under the equity method. Following the Change in Control, the Company consolidated the financial results of SCUSA in the Company’s Condensed Consolidated Financial Statements. The Company’s consolidation of SCUSA is treated as an acquisition of SCUSA by the Company in accordance with Accounting Standard Codification 805 - Business Combinations (ASC 805). SCUSA Common Stock is now listed for trading on the New York Stock Exchange under the trading symbol "SC".

See Note 3 to the Condensed Consolidated Financial Statements for a detailed discussion of the Company's consolidation of in accordance with ASC 805.

Basis of Presentation

These Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries, including its principal subsidiary, the Bank, and certain special purpose financing trusts utilized in financing transactions which are considered VIEs. The Company consolidates VIEs for which it is deemed the primary beneficiary. The Condensed Consolidated Financial Statements have been prepared by the Company, without audit, pursuant to SEC regulations. All intercompany balances and transactions have been eliminated in consolidation. Certain information and footnote disclosures normally included in the Condensed Consolidated Financial Statements, prepared in conformity with accounting principles generally accepted in the United States (“GAAP”), have been omitted pursuant to such regulations. Additionally, where applicable, the Company's accounting policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. However, in the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Condensed Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income, Statement of Stockholder's Equity and Statements of Cash Flows for the periods indicated, and contain adequate disclosure to make the information presented not misleading.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Reclassifications

Core Deposit Intangibles

The Company reclassified approximately $34.6 million of definite-lived intangible assets from Other Assets to Core Deposit Intangibles and Other Intangibles within the Consolidated Balance Sheets at December 31, 2013. The Company previously classified such definite lived intangibles within Other Assets, since they did not meet the quantitative thresholds for separate presentation. Due to the increase of the intangible assets during the first quarter of 2014, as a result of the Change in Control further discussed in Note 3, the Company disclosed the intangible assets as a separate line item within the Condensed Consolidated Balance Sheet at September 30, 2014. Accordingly, prior period amounts were reclassified to conform to current period presentation. This reclassification had no effect on any other consolidated financial statements.

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

Subsequent Events

The Company evaluated events from the date of the Condensed Consolidated Financial Statements on September 30, 2014 through the issuance of these Condensed Consolidated Financial Statements and has determined that there have been no material events that would require recognition in its Condensed Consolidated Financial Statements or disclosure in the Notes to the Condensed Consolidated Financial Statements for the quarter ended September 30, 2014 other than the transactions disclosed with the footnotes. See Note 4, 5, and 10 of these Condensed Consolidated Financial Statements.

Revenue Recognition

The Company earns interest and non-interest income from various sources, including:

•	Lending

•	Investment securities

•	Customer deposit fees

•	BOLI

•	Loan sales and servicing

•	Securities and derivatives trading activities, including foreign exchange transactions

•	Leases

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

The Company recognizes revenue from servicing commercial mortgages and consumer loans as earned. Mortgage banking revenue/(expense) includes fees associated with servicing loans for third parties based on the specific contractual terms and changes in the fair value of MSRs. Gains or losses on sales of residential mortgage, multi-family and home equity loans are included within mortgage banking revenues and are recognized when the sale is complete.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and amounts due from depository institutions, interest-bearing deposits in other banks, federal funds sold, and securities purchased under agreements to resell. Cash and cash equivalents have maturities of three months or less, and, accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value. As of September 30, 2014, the Company has maintained balances in various operating and money market accounts in excess of federally insured limits.

Cash deposited to support securitization transactions, lockbox collections, and related required reserve accounts are recorded in the Company's Condensed Consolidated Balance Sheet as of September 30, 2014 as restricted cash. Excess cash flows generated by securitization trusts (the "Trusts") are added to the restricted cash reserve account, creating additional over-collateralization until the contractual securitization requirement has been reached. Once the targeted reserve requirement is satisfied, additional excess cash flows generated by the Trusts are released to the Company as distributions from the Trusts. Lockbox collections are added to restricted cash and released when transferred to the appropriate warehouse line of credit or Trust. The Company also maintains restricted cash primarily related to cash posted as collateral related to derivative agreements and cash restricted for investment purposes.

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

Other investments primarily include the Company's investment in the stock of the FHLB of Pittsburgh and the FRB. Although FHLB stock is an equity interest in an FHLB, it does not have a readily determinable fair value, because its ownership is restricted and it is not readily marketable. FHLB stock can be sold back only at its par value of $100 per share and only to FHLBs or to another member institution. Accordingly, FHLB stock is carried at cost. The Company evaluates this investment for impairment on the ultimate recoverability of the par value rather than by recognizing temporary declines in value.

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

Retail installment contracts and Personal unsecured loans

Included in loans held for investment are retail installment contracts and personal unsecured loans that were acquired in the Change in Control of SCUSA and which the Company intends to hold for the foreseeable future or until maturity. Retail installment contracts consist largely of nonprime automobile finance receivables that are acquired individually from dealers at a nonrefundable discount. Retail installment contracts also include receivables originated through a direct lending program and loan portfolios purchased from other lenders. Personal unsecured loans include both revolving and amortizing term finance receivables acquired individually and also include private label revolving lines of credit.

Pre-Change in Control Retail installment contracts and Personal unsecured loans and Allowance for Loan Losses

As discussed above, the Company has accounted for its consolidation of SCUSA as a business combination. The retail installment contracts and personal unsecured loans were adjusted to fair value and their related allowance for loan losses that existed as of the Change in Control were eliminated. The portfolio acquired included performing loans as well as those loans acquired with evidence of credit deterioration (defined as those on non-accrual status at the time of the acquisition). All of SCUSA’s performing retail installment contracts and personal unsecured loans that are held for investment were recorded by the Company at a discount. Subsequent to the Change in Control, the purchase discounts on the retail installment loans will be accreted over the remaining expected lives of the loans to their par values using the effective interest rate method, while the purchase discount on the personal unsecured loans given their revolving nature will be amortized on a straight-line basis over 12 months. The Company assesses the collectability of the recorded investment in the retail installment contracts and personal unsecured loans on a collective basis quarterly and determines allowance for loan losses at levels considered adequate to cover probable credit losses inherent in the portfolio. The Company recognizes an allowance for loan loss through charge to provision expense when the recorded investment amounts would exceed unpaid principal balances net of estimated incurred losses.

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

Troubled debt restructurings

TDRs are loans that have been modified for which the Company has agreed to make certain concessions to customers to both meet the needs of the customers and maximize the ultimate recovery of the loan. TDRs occur when a borrower is experiencing, or is expected to experience, financial difficulties and the loan is modified involving a concession that would otherwise not be granted to the borrower. TDRs are generally placed on non-accrual status until the Company believes repayment under the revised terms is reasonably assured and a sustained period of repayment performance has been achieved (typically defined as six months for a monthly amortizing loan). All costs incurred by the Company in connection with a TDR are expensed as incurred. The TDR classification remains on the loan until it is paid in full or liquidated.

Impaired loans are defined as all TDRs plus non-accrual commercial loans in excess of $1 million as of the balance sheet date. The Company also considers all individually acquired retail installment contracts that have been modified at least once, deferred for a period of 90 days or more, or deferred at least twice as TDRs. In addition, the Company may perform a specific reserve analysis on loans that fail to meet this threshold if the nature of the collateral or business conditions warrant. As of September 30, 2014, the Company is performing a specific reserve analysis on certain loans within the Corporate Banking and remaining commercial classes of financing receivables, regardless of loan size.

The Company measures impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that, as a practical expedient, the Company may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is a collateral-dependent loan.

A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay (e.g., less than 61 days for retail installment contracts or less than 90 days for all of the Company's other loans) or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired.

Loans Held-for-Sale

LHFS are recorded at either estimated fair value (if the fair value option is elected) or the lower of cost or fair value. The Company has elected to account for residential real estate mortgages originated with the intent to sell at fair value. Generally, residential loans are valued on an aggregate portfolio basis, and commercial loans are valued on an individual loan basis. Gains and losses on LHFS which are accounted for at fair value are recorded in Other non-interest income. Direct loan origination costs and fees are recorded in Other non-interest income at origination. The fair value of LHFS is based on what secondary markets are currently offering for portfolios with similar characteristics, and related gains and losses are recorded in Non-interest income. All other LHFS, including retail installment contracts which the Company does not have the intent and ability to hold for the foreseeable future or until maturity or payoff, are carried at the lower of cost or fair value. For LHFS recorded at the lower of cost or fair value, direct loan origination costs and fees are deferred at origination and are recognized in Other non-interest income at the time of sale.

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

The consumer loan portfolio segment and small business loans are monitored for credit risk and deterioration with statistical tools considering factors such as delinquency, LTV ratio, and credit scores. The Bank evaluates the consumer portfolios throughout their life cycle on a portfolio basis. When problem loans are identified that are secured with collateral, management examines the loan files to evaluate the nature and type of collateral supporting the loans. Management documents the collateral type, date of the most recent valuation, and whether any liens exist, to determine the value to compare against the committed loan amount.

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

Prior to the Change in Control, leased vehicles under operating leases were carried at amortized cost net of accumulated depreciation and any impairment charges and are presented as Leased Vehicles, net in the Company’s Condensed Consolidated Balance Sheets. As a result of the Change in Control, the assets acquired were adjusted to an estimated fair value. Leased vehicles purchased in connection with newly originated operating leases are recorded at amortized cost. The depreciation expense of the vehicles is recognized on a straight-line basis over the contractual term of the leases to the expected residual value. The expected residual value and, accordingly, the monthly depreciation expense may change throughout the term of the lease. The Company estimates expected residual values using independent data sources and internal statistical models that take into consideration economic conditions, current auction results, the Company’s remarketing abilities, and manufacturer vehicle and marketing programs.

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

The Company’s investments in leases that are accounted for as direct financing leases are carried at the aggregate of lease payments plus estimated residual value of the leased property less unearned income and are reported as part of loans held for investment in the Company’s Condensed Consolidated Balance Sheets. Leveraged leases, a form of financing lease, are carried net of non-recourse debt. We recognize income over the term of the lease using the constant effective yield method.

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

Cost and Equity Method Investments

For investments in limited partnerships, limited liability companies and other investments that are not required to be consolidated, the Company uses either the equity method or the cost method of accounting. The Company uses the equity method for general and limited partnership ownership interests, limited liability companies and other unconsolidated equity investments in which the Company is considered to have significant influence over the operations of the investee. Under the equity method, the Company records the equity ownership share of net income or loss of the investee in "Income/ (expense) from equity method investments". The Company uses the cost method for all other investments. Under the cost method, there is no change to the cost basis unless there is an other-than-temporary decline in value or dividends are received. If the decline is determined to be other-than-temporary, the Company writes down the cost basis of the investment to a new cost basis that represents realizable value. The amount of the write-down is accounted for as a loss included in "Income/ (expense) from equity method investments". Distributions received from the income of an investee on cost method investments are included in "Income/ (expense) from equity method investments". Investments described above are included in the caption "Equity method investments" on the Condensed Consolidated Balance Sheet.

See Note 7 to the Condensed Consolidated Financial Statements for a related discussion of the Company's equity investments in securitization trusts and entities.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

The Company conducts its evaluation of goodwill impairment at the reporting unit level on an annual basis during the fourth quarter, and more frequently if events or circumstances indicate that the carrying value of a reporting unit exceeds its fair value. A reporting unit is an operating segment or one level below.

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

Goodwill impairment testing involves management judgment, requiring an assessment of whether the carrying value of the reporting unit can be supported by its fair value using widely accepted valuation techniques, such as the market approach (e.g., earnings and price-to-book value multiples of comparable public companies) and/or the income approach (e.g., discounted cash flow method). These fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be accurate predictions in the future.

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

See Note 9 to the Condensed Consolidated Financial Statements for detail on MSRs.

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

Other Real Estate Owned and Other Repossessed Assets

OREO and other repossessed assets consist of properties and other assets acquired by, or in lieu of, foreclosure in partial or total satisfaction of non-performing loans. Assets obtained in satisfaction of a loan are recorded at the estimated fair value minus estimated costs to sell based upon the property's appraisal value at the date of transfer. The excess of the carrying value of the loan over the fair value of the property minus estimated costs to sell are charged to the allowance for loan losses at the initial measurement date. Subsequent to the acquisition date, OREO is carried at the lower of cost or fair value less estimated cost to sell. Any declines in the fair value of OREO below the initial cost basis are recorded through a valuation allowance with a charge to non-interest income. Increases in the fair value of the OREO net of estimated selling costs will reverse the valuation allowance, but only up to the cost basis which was established at the initial measurement date. Costs of holding the property are recorded as operating expenses, except for significant property improvements, which are capitalized to the extent that the carrying value does not exceed the estimated fair value. OREO and other repossessed assets are classified within Other assets on the Consolidated Balance Sheets and totaled $225.2 million and $91.7 million at September 30, 2014 and December 31, 2013, respectively.

Derivative Instruments and Hedging Activities

The Company uses derivative financial instruments primarily to help manage exposure to interest rate, foreign exchange, equity, and credit risk. Derivative financial instruments are also used to reduce the effects that changes in interest rates may have on net income, fair value of assets and liabilities, and cash flows. The Company also enters into derivatives with customers to facilitate their risk management activities.

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

The portion of gains and losses on derivative instruments not considered highly effective in hedging the change in fair value or expected cash flows of the hedged item, or derivatives not designated in hedging relationships, are recognized immediately in the Condensed Consolidated Statement of Operations. See Note 11 to the Condensed Consolidated Financial Statements for further discussion.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

The Company recognizes in its financial statements tax benefits from tax positions when it is more likely than not the position will be sustained upon examination by tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts. See Note 12 to the Condensed Consolidated Financial Statements for details on the Company's income taxes.

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

NOTE 2. RECENT ACCOUNTING DEVELOPMENTS

In July 2013, the FASB issued Accounting Standards Update ("ASU") 2013-11, an update to ASC 740, "Income Taxes." This ASU requires unrecognized tax benefits, or a portion of those benefits, to be presented in the statement of financial position as a reduction to a deferred tax asset for net operating loss carryforwards, similar tax losses, or tax credit carryforwards. The ASU includes an exception that, if the net operating loss carryforwards, similar tax losses, or tax credit carryforwards are not available to settle any additional income taxes that would result from the disallowance of a tax position at the reporting date or the tax law of the applicable jurisdiction does not require the entity to use them and the entity does not intend to use them, the unrecognized tax benefits for such purpose should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The provisions of this update were effective for the Company on January 1, 2014 and were applied prospectively. The implementation of this guidance did not have a significant impact on the Company's financial position or results of operations or disclosures. The Company's adoption of this ASU resulted in a $93.9 million reduction in deferred tax assets as of September 30, 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. RECENT ACCOUNTING DEVELOPMENTS (continued)

In January 2014, the FASB issued ASU 2014-01, an update to ASC 323, "Investments - Equity Method and Joint Ventures." The amendments in the ASU allow an entity to make an accounting policy election to account for its investments in qualified affordable housing projects using the proportional amortization method, if certain conditions are met. Under this method, an investor amortizes the cost of its investments in proportion to the tax credits and other tax benefits received and present the amortization as a component of income tax expense. Additional disclosures were also set forth in this update. ASU 2014-01 is effective on a retrospective basis beginning on January 1, 2015, with early adoption permitted. The Company is currently evaluating whether it will adopt the provisions of ASU 2014-01. If adopted, the Company does not expect the adoption to have a significant impact on the Company's financial position, results of operations or disclosures.

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

In May 2014, the FASB issued ASU 2014-09, which created ASC 606 "Revenue from Contracts with Customers," superseding the revenue recognition requirements in ASC 605. This ASU requires an entity to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment includes a five-step process to assist an entity in achieving the main principle(s) of revenue recognition under ASC 605. The amendment will be effective for the Company for the first annual period ending after December 15, 2016, including interim periods within that reporting period, and should be applied retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Early adoption of the guidance is not permitted. The Company is currently evaluating the impact of this ASU on its financial position, results of operations and disclosures.

In June 2014, the FASB issued ASU 2014-11, an amendment to ASC 860 “Transfers and Servicing.” This ASU requires accounting changes for repurchase to maturity and repurchase financing transactions, respectively, which will be accounted for as a secured borrowing agreement on a prospective basis. The ASU also adds additional disclosure requirements related to these transactions. The amendment will be effective for the Company for the first annual period ending after December 15, 2014. The accounting changes for all transactions affected by this amendment will have the impact recorded as a cumulative-effect adjustment to retained earnings on the date of adoption. The Company has completed its evaluation and concluded that there is no current impact of this ASU on its financial position, results of operations and disclosures.

Also in June 2014, the FASB issued ASU 2014-12, an amendment to ASC 718 “Compensation-Stock Compensation.” This ASU requires that a performance target that affects vesting, and could be achieved after the requisite service period, be treated as a performance condition. Application of existing guidance in ASC 718, as it relates to awards with performance conditions that affect vesting, should continue to be used to account for such awards. The amendment will be effective for the Company for the first reporting period ending after December 15, 2015. Adoption of this amendment should be applied on a prospective basis to awards that are granted or modified on or after the effective date. There also is an option to apply the amendments on a modified retrospective basis for performance targets outstanding on or after the beginning of the first annual period presented as of the adoption date. Early adoption is permitted. The Company is currently evaluating the impact of this ASU on its financial position, results of operations and disclosures.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2. RECENT ACCOUNTING DEVELOPMENTS (continued)

In August 2014, the FASB issued ASU 2014-14, an amendment to ASC 310-40 “Receivables - Troubled Debt Restructurings by Creditors.” This ASU requires that a government-guaranteed mortgage loan be de-recognized, and that a separate other receivable be recognized, upon foreclosure if the three criteria identified in the ASU are met. Upon foreclosure and meeting the three criteria, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) that is expected to be recovered from the guarantor. The amendment will be effective for the Company for the first reporting period ending after December 15, 2014. Adoption of the amendment by the Company can be either on a prospective or modified retrospective basis. For the prospective basis, the amendment would be applied to foreclosures occurring after the effective date of the amendment. For the modified retrospective basis, the Company would book a cumulative-effect adjustment (reclassification to other receivables as stated in the amendment) as of the beginning of the annual period of adoption. Prior periods should not be adjusted. The Company is currently evaluating the impact of this ASU on its financial position, results of operations and disclosures.

In August 2014, the FASB also issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. This ASU requires management to perform an assessment of going concern and provides specific guidance on when and how to assess or disclose going concern uncertainties. The new standard also defines terms used in the evaluation of going concern, such as "substantial doubt." Following application, the Company will be required to perform assessments at each annual and interim period, provide an assessment period of one year from the issuance date, and make disclosures in certain circumstances in which substantial doubt is identified. The amendment will be effective for the Company for the first reporting period ending after December 15, 2016. Earlier application is permitted. The Company does not expect this ASU to have an impact on its financial position, result of operations, or disclosures.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. BUSINESS COMBINATIONS

General

On January 28, 2014, the Company obtained a controlling financial interest in SCUSA in connection with the Change in Control. The financial information set forth in these Condensed Consolidated Financial Statements gives effect to the Company’s consolidation of SCUSA as a result of the Change in Control. The Company has completed its purchase accounting allocation based upon all information available to the Company at the present time. Additional adjustments may be recorded during the allocation period specified by ASC 805 to the extent additional information becomes known.

Consolidated Assets acquired and Liabilities assumed

The Company did not incur any material transaction related expenses in connection with the Change in Control, and no cash, equity interests, or other forms of consideration were transferred from the Company in connection with the Change in Control. As a result, the Company measured goodwill by reference to the fair value of SCUSA's equity as implied by the IPO offering price. The following table summarizes these equity related interests in SCUSA which constitute the purchase price and the identified assets acquired and liabilities assumed:

January 28, 2014
(dollars in thousands)
Fair value of noncontrolling interest in SCUSA	$3,273,265
Fair value of SCUSA employee vested stock options	210,181
Fair value of SHUSA remaining ownership interest in SCUSA	5,063,881
Fair value of equity-related interests in SCUSA	$8,547,327

Recognized amounts of identifiable assets acquired and liabilities assumed:

Cash and cash equivalents	$11,075
Restricted cash	1,704,906
Loan receivables - held for sale	990,137
Loan receivables - retail installment contracts	19,870,790
Loan receivables from dealers	102,689
Loan receivables - unsecured	1,009,896
Premises and equipment	74,998
Leased vehicles, net	2,486,929
Intangibles	768,750
Miscellaneous receivables and other assets	1,061,351
Deferred tax asset	16,399
Borrowings and other debt obligations	(24,497,607)
Accounts payable and accrued liabilities	(520,568)
Total identifiable net assets	3,079,745

Goodwill	$5,467,582

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. BUSINESS COMBINATIONS (continued)

The Company recognized SCUSA’s stock option awards that were outstanding as of the IPO date at fair value, which in aggregate amounted to $381.3 million. The portion of the total fair value of the stock option awards that is attributable to pre-business combination service amounting to $210.2 million represented a non-controlling interest in SCUSA as of the IPO date, while $171.1 million of the total amount pertains to the post-business combination portion which will be recognized as stock compensation expense over the remaining vesting period of the awards in the Company’s post-business combination consolidated financial statements. Of the total $171.1 million, $82.6 million was immediately recognized as stock compensation expense as a result of the acceleration of the vesting of certain of the stock option awards upon the closing of the IPO. The fair value of share option awards were estimated using the Black-Scholes option valuation model.

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

Proforma Financial Information

The results of SCUSA are included in our results beginning January 28, 2014. The following table summarizes the actual unaudited amounts of Total revenue, net of Total interest expense and Net income including Noncontrolling Interest of SCUSA included in our Condensed Consolidated Financial Statements for the three and nine months ended September 30, 2014 and the supplemental pro forma consolidated Total revenue, net of total interest expense and Net income including noncontrolling interest of SHUSA entity for the three months ended September 30, 2014 and 2013, respectively, as if the Change in Control had occurred on January 1, 2013. These results include the impact of amortizing certain purchase accounting adjustments such as intangible assets as well as fair value adjustments to loans and issued debt. These pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual consolidated results of operations of SHUSA that would have been achieved had the Change in Control occurred at January 1, 2013, nor are they intended to represent or be indicative of future results of operations.

	SCUSA Amounts Included in Results for Period Ended September 30, 2014		Supplemental Pro Forma - Combined
	Three-Month Period Ended	Nine-Month Period Ended	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	September 30, 2014		2014 (b)	2013 (b)	2014 (b)	2013 (b)(c)
	(dollars in thousands)

Total Revenue, Net of Total Interest Expense (a)	$1,585,281	$4,281,311	$2,232,312	$1,712,471	$6,239,871	$7,343,562
Net Income including Noncontrolling Interest	136,237	710,984	289,417	164,393	655,055	2,616,943

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

(c) - Included within the Supplemental Pro Forma - Combined Total Revenue, Net of Total Interest Expense and Net Income including Noncontrolling Interest for the nine-months ended September 30, 2013 are non-recurring gains of $2.43 billion and $1.53 billion, respectively, that arose on the remeasurement of SHUSA's equity method investment in SCUSA to fair value.

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

NOTE 4. INVESTMENT SECURITIES

Available-for-sale

Investment Securities Summary - Available-for-sale

The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of securities available-for-sale at the dates indicated:

	September 30, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
U.S. Treasury and government agency securities	$1,503,237	$902	$(850)	$1,503,289
Corporate debt securities	2,161,981	32,947	(6,339)	2,188,589
Asset-backed securities	2,585,766	22,857	(2,242)	2,606,381
Equity securities	10,544	1	(352)	10,193
State and municipal securities	1,793,723	35,769	(6,378)	1,823,114
Mortgage-backed securities:
U.S. government agencies	2,415,819	522	(56,353)	2,359,988
FHLMC and FNMA debt securities	4,721,458	1,624	(165,707)	4,557,375
Non-agency securities	13,170	370	—	13,540
Total investment securities available-for-sale	$15,205,698	$94,992	$(238,221)	$15,062,469

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
U.S. Treasury and government agency securities	$24,993	$4	$—	$24,997
Corporate debt securities	2,195,004	35,611	(12,435)	2,218,180
Asset-backed securities	2,727,235	9,345	(4,350)	2,732,230
Equity securities	10,331	—	(490)	9,841
State and municipal securities	1,891,996	20,515	(62,362)	1,850,149
Mortgage-backed securities:
U.S. government agencies	1,904,178	134	(103,889)	1,800,423
FHLMC and FNMA debt securities	3,202,428	1,486	(207,392)	2,996,522
Non-agency securities	13,898	—	—	13,898
Total investment securities available-for-sale	$11,970,063	$67,095	$(390,918)	$11,646,240

The Company continuously evaluates its investment strategies in light of changes in the regulatory and market environments that could have an impact on capital and liquidity. Based on this evaluation, it is reasonably possible that the Company may elect to pursue other strategies relative to its investment securities portfolio.

During the third quarter of 2014, SHUSA sold $1.53 billion of qualifying residential loans to FHLMC in return for  $1.57 billion of mortgage-backed securities issued by FHLMC resulting in a net realized gain on sale of $38.4 million which is included in Mortgage banking revenue/(expense), net line of the Company's Condensed Consolidated Statement of Operations.

As of September 30, 2014 and December 31, 2013, the Company had investment securities available-for-sale with an estimated fair value of $4.4 billion and $3.6 billion, respectively, pledged as collateral, which was made up of the following: $3.6 billion and $2.6 billion were pledged to secure public fund deposits; $313.0 million and $445.9 million, respectively, were pledged at various brokers to secure repurchase agreements, support hedging relationships, and for recourse on loan sales; and $465.0 million and $562.3 million, respectively, were pledged to secure the Bank's customer overnight sweep product.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. INVESTMENT SECURITIES (continued)

At September 30, 2014 and December 31, 2013, the Company had $64.0 million and $60.5 million, respectively, of accrued interest related to investment securities.

The Company's state and municipal bond portfolio primarily consists of general obligation bonds of states, cities, counties and school districts. The portfolio had a weighted average underlying credit risk rating of AA as of September 30, 2014. The largest geographic concentrations of state and local municipal bonds are in Texas, Florida and California, which represented 15.3%, 12.0%, and 11.1%, respectively, of the total portfolio. No other state comprised more than 10% of the total portfolio.

Contractual Maturity of Debt Securities

Contractual maturities of the Company’s debt securities available-for-sale at September 30, 2014 are as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$558,337	$560,391
Due after 1 year but within 5 years	4,403,855	4,447,163
Due after 5 years but within 10 years	1,257,252	1,259,703
Due after 10 years	8,975,710	8,785,019
Total	$15,195,154	$15,052,276

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Gross Unrealized Loss and Fair Value of Securities Available-for-Sale

The following tables present the aggregate amount of unrealized losses as of September 30, 2014 and December 31, 2013 on securities in the Company’s investment portfolio classified according to the amount of time that those securities have been in a continuous loss position:

	September 30, 2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury and government agency securities	$650,419	$(850)	$—	$—	$650,419	$(850)
Corporate debt securities	509,236	(2,380)	214,934	(3,959)	724,170	(6,339)
Asset-backed securities	146,977	(857)	357,102	(1,385)	504,079	(2,242)
Equity securities	149	—	9,806	(352)	9,955	(352)
State and municipal securities	40,345	(102)	410,018	(6,276)	450,363	(6,378)
Mortgage-backed securities:
U.S. government agencies	480,485	(3,859)	1,604,394	(52,494)	2,084,879	(56,353)
FHLMC and FNMA debt securities	913,595	(5,029)	2,636,386	(160,678)	3,549,981	(165,707)
Total	$2,741,206	$(13,077)	$5,232,640	$(225,144)	$7,973,846	$(238,221)

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

As a result of rising market interest rates, management made the decision during the second quarter of 2013 to reposition its balance sheet. Consistent with this strategy, the Company designated certain available-for-sale securities with a book value of $2.5 billion to be sold, which were in an unrealized loss position due to changes in market rates and asset spreads. The intent to sell these securities resulted in the Company recording $63.6 million of OTTI in the Condensed Consolidated Statement of Operations during the second quarter of 2013. All of the securities designated for sale were sold in the third quarter of 2013, which at the time of sale had a book value of $2.3 billion. The Company incurred an additional loss on the sale of these securities during the third quarter of 2013 of $23.5 million. The Company did not record any OTTI in earnings related to its investment securities in the first quarter of 2013 or in the three-month and nine-month periods ended September 30, 2014.

Management has concluded that the remaining unrealized losses on its debt and equity securities for which it has not recognized OTTI (which was comprised of 292 individual securities at September 30, 2014) are temporary in nature since (1) they are not related to the underlying credit quality of the issuers, (2) the entire contractual principal and interest due on these securities is currently expected to be recoverable, (3) the Company does not intend to sell these investments at a loss and (4) it is more likely than not that the Company will not be required to sell the investments before recovery of the amortized cost basis, which may be at maturity. Accordingly, the Company has concluded that the impairment on these securities is not other-than-temporary.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. INVESTMENT SECURITIES (continued)

Gains (Losses) and Proceeds on Sales of Securities

Proceeds from sales of investment securities and the realized gross gains and losses from those sales are as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Proceeds from the sales of available-for-sale securities	$21,138	$2,349,525	$311,019	$8,044,695

Gross realized gains	131	48	11,547	115,229
Gross realized losses	—	(23,470)	(67)	(42,456)
OTTI	—	—	—	(63,630)
Net realized gains/(losses)	$131	$(23,422)	$11,480	$9,143

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

The net gain realized for the three-month period ended September 30, 2014 was due to the sale of corporate debt securities with a book value of $88.4 million for a gain of $0.1 million. The net gain realized for the nine-month period ended September 30, 2014 was primarily comprised of the sale of state and municipal securities with a book value of $89.0 million for a gain of $5.2 million, the sale of corporate debt securities with a book value of $434.8 million for a gain of $4.7 million, and the sale of MBS with a book value of $21.6 million for a gain of $1.3 million. The net loss realized for the three-month period ended September 30, 2013 was primarily due to the sale of MBS, including collateralized mortgage obligations, with a book value of $2.3 billion for a loss of $24.2 million. The net gain realized for the nine-month period ended September 30, 2013 also included the sale of collateralized mortgage obligations with a book value of $4.1 billion for a gain of $69.0 million and the sale of corporate debt securities with a book value of $905.7 million for a gain of $34.7 million, offset by the OTTI charge of $63.6 million and fair market value changes on derivative positions related to investment sales.

Trading Securities

The Company held $122.9 million of trading securities as of September 30, 2014. There were no trading securities at December 31, 2013. Gains and losses on trading securities are recorded within Mortgage banking income, net, in the Company's Condensed Consolidated Statement of Operations as the Company utilizes trading securities portfolio to economically hedge the MSR portfolio. The portion of trading gains and losses related to trading securities still held at the reporting date are as follows:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Net gains recognized during the period on trading securities	$1,899	$—	$3,386	$—
Less: Net gains recognized during the period on trading securities sold during the period	2,047	—	3,782	—
Unrealized losses during the reporting period on trading securities still held at the reporting date	$(148)	$—	$(396)	$—

As of September 30, 2014, the Company had trading securities with an estimated fair value of $33.0 million pledged as collateral to secure the Bank's customer overnight sweep product.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. INVESTMENT SECURITIES (continued)

Other Investments

Other investments primarily include the Company's investment in the stock of the FHLB of Pittsburgh and the FRB with aggregate carrying amounts of $802.9 million and $800.5 million as of September 30, 2014 and December 31, 2013, respectively. The stocks do not have readily determinable fair values because their ownership is restricted and they lack a market. The stocks can be sold back only at their par value of $100 per share and only to FHLBs or to another member institution. Accordingly, these stocks are carried at cost. During the three-month and nine-month periods ended September 30, 2014, the Company sold $97.0 million and $263.1 million, respectively, of FHLB stock at par. There was no gain or loss associated with these sales.

The Company evaluates these investments for impairment based on the ultimate recoverability of the par value, rather than by recognizing temporary declines in value.

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Overall

The Company's loans are reported at their outstanding principal balances net of any unearned income, cumulative charge-offs, unamortized deferred fees and costs on originated loans and unamortized premiums or discounts on purchased loans. The Company maintains an allowance for credit losses to provide for losses inherent in its portfolios. Certain loans are pledged as collateral for borrowings, securitizations, or special purpose entities ("SPEs"). These loans totaled $54.9 billion at September 30, 2014 and $36.2 billion at December 31, 2013. The increase is primarily driven by the consolidation of SCUSA in connection with the Change in Control.

The Company engages in direct and leveraged lease financing, which totaled $1.1 billion at September 30, 2014 and $1.0 billion at December 31, 2013. Direct financing leases are recorded as the aggregate of minimum lease payments receivable plus the estimated residual value of the leased property, less unearned income. Leveraged leases, a form of direct financing leases, are recorded net of related non-recourse debt. Financing leases are included within commercial and industrial loans.

Loans that the Company has the intent to sell are classified as LHFS. The LHFS portfolio balance at September 30, 2014 was $277.1 million, compared to $128.9 million at December 31, 2013. LHFS in the residential mortgage portfolio are reported at fair value. All other LHFS are accounted for at the lower of cost or fair value. For a discussion on the valuation of LHFS at fair value, see Note 17 to the Condensed Consolidated Financial Statements.

Interest income on loans is accrued based on the contractual interest rate and the principal amount outstanding, except for those loans classified as non-accrual. At September 30, 2014 and December 31, 2013, accrued interest receivable on the Company's loans was $481.8 million and $135.3 million, respectively.

During the nine months ended September 30, 2014, the Company purchased $816.5 million of performing multifamily loans.

During the third quarter of 2014, SHUSA sold a portfolio of performing TDR loans and a portfolio of nonperforming loans with a combined net carrying value of $484.2 million for cash proceeds of $546.5 million. This loan sale resulted in a net realized gain on sale of $54.9 million, which is included in Mortgage banking revenue/(expense), net line of the Company's Condensed Consolidated Statement of Operations.

Also during the third quarter of 2014, SHUSA sold $1.53 billion of qualifying residential loans to the FHLMC in return for  $1.6 billion of MBS issued by the FHLMC resulting in a net realized gain on sale of $38.4 million, which is included in Mortgage banking revenue/(expense), net line of the Company's Condensed Consolidated Statement of Operations. For additional information, see Note 4 to the Condensed Consolidated Financial Statements.

In October 2014, SHUSA sold $554.6 million of qualifying residential loans to FHLMC in return for $569.4 million of MBS issued by the FHLMC.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Loan and Lease Portfolio Composition

The following table presents the composition of the gross loans held for investment by type of loan and by fixed and variable rates at the dates indicated:

	September 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial loans held for investment:
Commercial real estate loans	$8,685,949	11.7%	$9,303,885	18.6%
Commercial and industrial loans	16,063,598	21.6%	12,820,417	25.7%
Multi-family loans	8,941,466	12.0%	8,237,029	16.5%
Other commercial(2)	1,973,223	2.5%	1,789,891	3.6%
Total commercial loans held for investment	35,664,236	47.8%	32,151,222	64.4%
Consumer loans secured by real estate:
Residential mortgages	7,358,702	10.0%	9,561,187	19.2%
Home equity loans and lines of credit	6,215,554	8.3%	6,311,694	12.6%
Total consumer loans secured by real estate	13,574,256	18.3%	15,872,881	31.8%
Consumer loans not secured by real estate:
Retail installment contracts and auto loans	21,780,008	29.2%	81,804	0.2%
Personal unsecured loans	2,131,371	2.9%	493,785	1.0%
Other consumer(3)	1,376,948	1.8%	1,321,985	2.6%
Total consumer loans	38,862,583	52.2%	17,770,455	35.6%
Total loans held for investment(1)	$74,526,819	100.0%	$49,921,677	100.0%
Total loans held for investment:
Fixed rate	$45,702,579	61.3%	$23,431,663	46.9%
Variable rate	28,824,240	38.7%	26,490,014	53.1%
Total loans held for investment(1)	$74,526,819	100.0%	$49,921,677	100.0%

(1)Total loans held for investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net decrease in loan balances of $1.9 billion as of September 30, 2014 and a net increase in loan balances of $122.6 million as of December 31, 2013, respectively. The significant fluctuation between periods is due to the purchase accounting marks resulting from the Change in Control of SCUSA.
(2)Other commercial primarily includes commercial equipment vehicle funding ("CEVF") leveraged leases and loans.
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

During the first quarter of 2014, the Company re-evaluated its portfolio classes of financing receivables as a result of the Change in Control. In connection with this evaluation, the Company has updated the following financing receivables disclosures to provide a clear reconciliation of its financial statement categorization to its portfolio segments and classes.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The commercial segmentation reflects line of business distinctions. The three commercial real estate lines of business distinctions include “Corporate banking” which includes commercial and industrial owner-occupied real estate, “Middle market commercial real estate” which represents the portfolio of specialized lending for investment real estate, including financing for continuing care retirement communities and “Santander real estate capital” which is the commercial real estate portfolio of the specialized lending group. "Commercial and industrial" loans includes non-real estate-related commercial and industrial loans. "Multifamily" represents loans for multi-family residential housing units. “Other commercial” primarily represents the CEVF business.

The following table reconciles the Company's recorded investment classified by its major loan classifications to its commercial loan classifications utilized in its determination of the allowance for loan losses and other credit quality disclosures at September 30, 2014 and December 31, 2013, respectively:

Commercial Portfolio Segment(2)
Major Loan Classifications(1)	September 30, 2014	December 31, 2013
	(in thousands)
Commercial loans held for investment:
Commercial real estate:
Corporate Banking	$3,306,010	$3,767,869
Middle Markets Real Estate	$3,547,839	$3,510,371
Santander Real Estate Capital	$1,832,100	$2,025,645
Total commercial real estate	$8,685,949	9,303,885
Commercial and industrial loans(3)	16,063,598	12,820,417
Multi-family loans	8,941,466	8,237,029
Other commercial	1,973,223	1,789,891
Total commercial loans held for investment	$35,664,236	$32,151,222

(1)	These represent the Company's loan categories based on the SEC's Regulation S-X, Article 9.

(2)	These represent the Company's loan classes used to determine its allowance for loan and lease losses in accordance with ASC 310-10.
(3)    Commercial and industrial loans excluded $19.2 million and $17.9 million of LHFS at September 30, 2014 and December 31, 2013, respectively.

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

Consumer Portfolio Segment(2)
Major Loan Classifications(1)	September 30, 2014	December 31, 2013
	(in thousands)
Consumer loans secured by real estate:
Residential mortgages(3)	7,358,702	9,561,187
Home equity loans and lines of credit	6,215,554	6,311,694
Total consumer loans secured by real estate	13,574,256	15,872,881
Consumer loans not secured by real estate:
Retail installment contracts and auto loans(4)	21,780,008	81,804
Personal unsecured loans	2,131,371	493,785
Other consumer	1,376,948	1,321,985
Total consumer loans held for investment	$38,862,583	$17,770,455

(1)	These represent the Company's loan categories based on the SEC's Regulation S-X, Article 9.

(2)	These represent the Company's loan classes used to determine its allowance for loan and lease losses in accordance with ASC 310-10.

(3)	Home mortgages excludes $167.0 million and $111.0 million of LHFS at September 30, 2014 and December 31, 2013, respectively.

(4)	Retail installment contracts and auto loans excludes $90.9 million and $0.0 million of LHFS at September 30, 2014 and December 31, 2013, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Allowance for Credit Losses Rollforward by Portfolio Segment
The activity in the allowance for credit losses by portfolio segment for the three-month and nine-month periods ended September 30, 2014 and 2013 was as follows:

	Three-Month Period Ended September 30, 2014
	Commercial	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses, beginning of period	$359,811	$1,027,043	$39,000	$1,425,854
Provision for/ (Recovery of) loan losses	4,979	997,875	10,503	1,013,357
Other(3)	5,521	(46,773)	—	(41,252)
Charge-offs	(28,680)	(981,486)	—	(1,010,166)
Recoveries	8,842	408,754	—	417,596
Charge-offs, net of recoveries	$(19,838)	$(572,732)	$—	$(592,570)
Allowance for loan and lease losses, end of period	$350,473	$1,405,413	$49,503	$1,805,389

Reserve for unfunded lending commitments, beginning of period	$170,274	$—	$—	$170,274
Provision for unfunded lending commitments	(20,000)	—	—	(20,000)
Loss on unfunded lending commitments	(633)	—	—	(633)
Reserve for unfunded lending commitments, end of period	149,641	—	—	149,641
Total allowance for credit losses, end of period	$500,114	$1,405,413	$49,503	$1,955,030

	Nine-Month Period Ended September 30, 2014
	Commercial	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan losses, beginning of period	$443,074	$363,647	$27,616	$834,337
Provision for/ (Recovery of) loan losses	(19,492)	2,042,829	11,384	2,034,721
Other(3)	5,521	(46,773)	—	(41,252)
Charge-offs	(97,182)	(1,693,532)	10,503	(1,780,211)
Recoveries	18,552	739,242	—	757,794
Charge-offs, net of recoveries	$(78,630)	$(954,290)	$10,503	$(1,022,417)
Allowance for loan and lease losses, end of period	$350,473	$1,405,413	$49,503	$1,805,389

Reserve for unfunded lending commitments, beginning of period	$220,000	$—	$—	$220,000
Provision for unfunded lending commitments	(65,000)	—	—	(65,000)
Loss on unfunded lending commitments	(5,359)	—	—	(5,359)
Reserve for unfunded lending commitments, end of period	149,641	—	—	149,641
Total allowance for credit losses, end of period	$500,114	$1,405,413	$49,503	$1,955,030
Ending balance, individually evaluated for impairment(2)	$73,723	$33,341	$—	$107,064
Ending balance, collectively evaluated for impairment	$297,756	$1,372,072	$28,497	$1,698,325

Financing receivables:
Ending balance	$35,683,404	$39,120,472	$—	$74,803,876
Ending balance, evaluated under the fair value option or lower of cost or fair value(1)	19,167	$1,284,403	$—	$1,303,570
Ending balance, individually evaluated for impairment(2)	$502,122	$266,967	$—	$769,089
Ending balance, collectively evaluated for impairment	$35,162,115	$37,569,102	$—	$72,731,217

(1)	Represents LHFS and those loans for which the Company has elected the fair value option

(2)	Consumer loans individually evaluated for impairment consists of loans in TDR status

(3)
The “Other” amount represents the impact on the allowance for loan and lease losses in connection with the sale of approximately $484 million of troubled debt restructurings and non-performing loans classified as held-for-sale during the quarter ended September 30, 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Three-Month Period Ended September 30, 2013
	Commercial	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses, beginning of period	$509,052	$372,343	$43,467	$924,862
Provision for / (Recovery of)/ loan losses	(23,525)	50,730	(27,205)	—
Charge-offs	(30,665)	(45,341)	—	(76,006)
Recoveries	15,703	11,412	—	27,115
Charge-offs, net of recoveries	(14,962)	(33,929)	—	(48,891)
Allowance for loan and lease losses, end of period	$470,565	$389,144	$16,262	$875,971

Reserve for unfunded lending commitments, beginning of period	$210,000	$—	$—	$210,000
Provision for unfunded lending commitments	—	—	—	—
Reserve for unfunded lending commitments, end of period	210,000	—	—	210,000
Total allowance for credit losses, end of period	$680,565	$389,144	$16,262	$1,085,971

	Nine-Month Period Ended September 30, 2013
	Commercial	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan losses, beginning of period	$580,931	$407,259	$25,279	$1,013,469
Provision for / (Recovery of)/ loan losses	(56,322)	92,189	(9,017)	26,850
Charge-offs	(101,251)	(144,563)	—	(245,814)
Recoveries	47,207	34,259	—	81,466
Charge-offs, net of recoveries	(54,044)	(110,304)	—	(164,348)
Allowance for loan losses, end of period	$470,565	$389,144	$16,262	$875,971

Reserve for unfunded lending commitments, beginning of period	$210,000	$—	$—	$210,000
Provision for unfunded lending commitments	—	—	—	—
Reserve for unfunded lending commitments, end of period	210,000	—	—	210,000
Total allowance for credit losses, end of period	$680,565	$389,144	$16,262	$1,085,971
Ending balance, individually evaluated for impairment(2)	82,065	142,055	—	$224,120
Ending balance, collectively evaluated for impairment	388,500	247,089	16,262	$651,851

Financing receivables:
Ending balance	$31,862,178	$18,043,703	$—	$49,905,881
Ending balance, evaluated under the fair value option or lower of cost or fair value(1)	—	171,612	—	$171,612
Ending balance, individually evaluated for impairment(2)	447,404	759,102	—	$1,206,506
Ending balance, collectively evaluated for impairment	31,414,774	17,112,989	—	$48,527,763

(1)	Represents LHFS and those loans for which the Company has elected the fair value option

(2)	Consumer loans individually evaluated for impairment consists of loans in TDR status

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Non-accrual loans by Class of Financing Receivable

The recorded investment in non-accrual loans disaggregated by class of financing receivables is summarized as follows:

	September 30, 2014	December 31, 2013
	(in thousands)
Non-accrual loans:
Commercial:
Commercial real estate:
Corporate banking	$93,180	$93,100
Middle market commercial real estate	117,840	143,802
Santander real estate capital	7,113	13,171
Commercial and industrial	61,739	97,254
Multifamily	15,120	21,371
Other commercial	3,439	3,640
Total commercial loans	298,431	372,338
Consumer:
Residential mortgages	244,795	473,566
Home equity loans and lines of credit	143,525	141,961
Retail installment contracts and auto loans	817,303	1,205
Personal unsecured loans	1,803	—
Other consumer	46,656	9,339
Total consumer loans	1,254,082	626,071
Total non-accrual loans	$1,552,513	$998,409

Other real estate owned	85,025	88,603
Repossessed vehicles	138,744	—
Other repossessed assets	9,497	3,073
Total other real estate owned and other repossessed assets	233,266	91,676
Total non-performing assets	$1,785,779	$1,090,085

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Age Analysis of Past Due Loans

The age of recorded investments in past due loans and accruing loans greater than 90 days past due disaggregated by class of financing receivables is summarized as follows:

	As of September 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables(1)	Recorded Investment > 90 Days and Accruing
	(in thousands)
Commercial:
Commercial real estate:
Corporate banking	$7,830	$3,568	$36,286	$47,684	$3,258,326	$3,306,010	$—
Middle market commercial real estate	—	18,056	65,343	83,399	3,464,440	3,547,839	—
Santander real estate capital	850	3,833	3,347	8,030	1,824,070	1,832,100	—
Commercial and industrial	16,060	7,191	23,069	46,320	16,036,445	16,082,765	—
Multifamily	8,878	—	9,067	17,945	8,923,521	8,941,466	—
Other commercial	2,708	406	1,519	4,633	1,968,590	1,973,223	—
Consumer:
Residential mortgages	122,297	48,713	213,256	384,266	7,141,443	7,525,709	—
Home equity loans and lines of credit	23,041	10,947	83,298	117,286	6,098,268	6,215,554	—
Retail installment contracts and auto loans	2,605	9,382	3,210	15,197	21,855,694	21,870,891	98,087
Personal unsecured loans	93,351	54,035	38,136	185,522	1,945,849	2,131,371	2,788
Other consumer	24,791	8,350	28,363	61,504	1,315,444	1,376,948	—
Total	$302,411	$164,481	$504,894	$971,786	$73,832,090	$74,803,876	$100,875

(1)	Financing receivables include LHFS.

	As of December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables(1)	Recorded Investment > 90 Days and Accruing
	(in thousands)
Commercial:
Commercial real estate:
Corporate banking	$12,758	$5,751	$57,503	$76,012	$3,691,858	$3,767,870	$—
Middle market commercial real estate	5,980	13,897	83,809	103,686	3,406,685	3,510,371	—
Santander real estate capital	4,177	9,705	—	13,882	2,011,762	2,025,644	—
Commercial and industrial	15,966	4,310	34,354	54,630	12,783,719	12,838,349	—
Multifamily	2,039	5,235	9,563	16,837	8,220,192	8,237,029	—
Other commercial	3,412	182	2,171	5,765	1,784,126	1,789,891	—
Consumer:
Residential mortgages	185,630	86,563	379,076	651,269	9,020,935	9,672,204	—
Home equity loans and lines of credit	32,017	15,567	80,551	128,135	6,183,559	6,311,694	—
Retail installment contracts and auto loans	7,900	2,988	1,205	12,093	69,711	81,804	—
Personal unsecured loans	4,289	1,693	4,536	10,518	483,267	493,785	2,545
Other consumer	29,641	11,835	31,091	72,567	1,249,418	1,321,985	—
Total	$303,809	$157,726	$683,859	$1,145,394	$48,905,232	$50,050,626	$2,545

(1)	Financing receivables include LHFS.

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

	September 30, 2014
	Recorded Investment(1)	Unpaid Principal Balance	Related Specific Reserves	Average Recorded Investment
	(in thousands)
With no related allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	45,848	33,759	—	44,667
Middle market commercial real estate	119,975	68,363	—	110,556
Santander real estate capital	3,027	3,027	—	1,889
Commercial and industrial	6,172	6,172	—	9,652
Multifamily	25,913	25,913	—	26,472
Other commercial	110	110	—	55
Consumer:
Residential mortgages	24,883	24,883	—	58,513
Home equity loans and lines of credit	28,222	28,222	—	29,648
Retail installment contracts and auto loans	64,569	45,895	—	32,285
Personal unsecured loans	31,540	31,540	—	15,770
Other consumer	5,919	5,919	—	7,132
With an allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	53,115	46,452	21,185	53,439
Middle market commercial real estate	84,995	64,231	20,056	101,920
Santander real estate capital	1,802	556	161	5,592
Commercial and industrial	55,264	39,266	29,435	77,744
Multifamily	5,810	4,745	1,417	8,614
Other commercial	2,221	2,152	1,469	1,199
Consumer:
Residential mortgages	104,178	78,601	24,517	325,754
Home equity loans and lines of credit	55,552	47,089	4,374	55,226
Retail installment contracts and auto loans	1,700,507	1,693,304	647	850,254
Personal unsecured loans	1,296	1,296	767	1,916
Other consumer	12,893	6,928	3,036	15,188
Total:
Commercial	$404,252	$294,746	$73,723	$441,799
Consumer	2,029,559	1,963,677	33,341	1,391,686
Total	$2,433,811	$2,258,423	$107,064	1,833,485

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

The Company recognized interest income of $66.6 million for the nine-month period ended September 30, 2014 on approximately $1.3 billion of TDRs that were returned to performing status as of September 30, 2014.

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

Commercial loan credit quality indicators by class of financing receivables are summarized as follows:

	Commercial Real Estate
September 30, 2014	Corporate banking	Middle market commercial real estate	Santander real estate capital	Commercial and industrial	Multifamily	Remaining commercial	Total(1)
	(in thousands)
Regulatory Rating:
Pass	$2,985,287	$3,221,349	$1,611,551	$15,495,626	$8,767,111	$1,943,025	$34,023,949
Special Mention	98,326	67,147	145,138	241,729	121,038	4,107	677,485
Substandard	188,516	213,643	74,673	326,900	53,007	25,539	882,278
Doubtful	33,880	45,701	738	18,510	310	552	99,691
Total commercial loans	$3,306,009	$3,547,840	$1,832,100	$16,082,765	$8,941,466	$1,973,223	$35,683,403

(1)	Financing receivables include LHFS.

	Commercial Real Estate
December 31, 2013	Corporate banking	Middle market commercial real estate	Santander real estate capital	Commercial and industrial	Multifamily	Remaining commercial	Total(1)
	(in thousands)
Regulatory Rating:
Pass	$3,385,253	$3,068,666	$1,779,544	$12,320,254	$8,109,023	$1,764,157	$30,426,897
Special Mention	106,001	62,062	112,257	283,939	59,379	17,196	640,834
Substandard	260,122	310,318	132,999	202,347	63,284	8,361	977,431
Doubtful	16,494	69,325	844	31,809	5,343	177	123,992
Total commercial loans	$3,767,870	$3,510,371	$2,025,644	$12,838,349	$8,237,029	$1,789,891	$32,169,154

(1)	Financing receivables include LHFS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Lending Asset Quality Indicators - Class of Financing Receivables

Consumer credit quality disaggregated by class of financing receivables is summarized as follows:

September 30, 2014	Residential mortgages	Home equity loans and lines of credit	Retail installment contracts and auto loans	Personal unsecured loans	Other consumer	Total(1)
	(in thousands)
Performing	$7,280,915	$6,072,029	$21,053,587	$2,129,569	$1,330,292	$37,866,392
Non-performing	244,794	143,525	817,304	1,802	46,656	1,254,081
Total consumer loans	$7,525,709	$6,215,554	$21,870,891	$2,131,371	$1,376,948	$39,120,473

(1)	Financing receivables include LHFS.

December 31, 2013	Residential mortgages	Home equity loans and lines of credit	Retail installment contracts and auto loans	Personal unsecured loans	Other consumer	Total(1)
	(in thousands)
Performing	$9,198,639	$6,203,419	$79,936	$493,785	$1,279,622	$17,255,401
Non-performing	473,565	108,275	1,868	—	42,363	626,071
Total consumer loans	$9,672,204	$6,311,694	$81,804	$493,785	$1,321,985	$17,881,472

(1)	Financing receivables include LHFS.

Consumer Lending Asset Quality Indicators-Credit Score

Consumer financing receivables for which credit score is a core component of the allowance model are summarized by credit score as follows:

September 30, 2014
Credit Score Range(2)	Retail installment contracts and auto loans(3)	Percent	Personal unsecured loans balance	Percent	Home equity loans and lines of credit	Percent
	(dollars in thousands)
<600	$11,622,845	53.1%	$378,158	17.7%	$309,584	5.0%
600-639	3,993,911	18.3%	344,396	16.2%	276,225	4.4%
640-679	1,927,802	8.8%	560,459	26.3%	526,137	8.5%
680-719	1,002,390	4.6%	288,833	13.6%	856,343	13.8%
720-759	407,515	1.9%	129,224	6.1%	1,185,127	19.1%
>=760	460,602	2.1%	88,412	4.1%	2,830,256	45.5%
N/A(1)	2,455,826	11.2%	341,889	16.0%	231,882	3.7%
Total	$21,870,891	100.0%	$2,131,371	100.0%	$6,215,554	100.0%

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

(2)	Credit scores updated quarterly.

Consumer Lending Asset Quality Indicators-Combined Loan to Value Range

Residential mortgage and home equity financing receivables by combined loan-to-value ("CLTV") range are summarized as follows:

September 30, 2014
	Residential mortgages(4)		Home equity loans and lines of credit
CLTV Range(1)	Amount	Percent	Amount	Percent
	(dollars in thousands)
<=80%	$6,027,383	80.1%	$4,589,362	73.8%
80.01 - 90%	492,299	6.5%	572,636	9.2%
90.01 - 100%	309,982	4.1%	271,985	4.4%
100.01 - 120%	201,710	2.7%	271,184	4.4%
120.01 - 140%	70,439	0.9%	97,836	1.6%
>140%	62,717	0.8%	83,848	1.3%
N/A(2)(3)	361,180	4.9%	328,703	5.3%
Total	$7,525,710	100.0%	$6,215,554	100.0%

December 31, 2013
	Residential mortgages(4)		Home equity loans and lines of credit
CLTV Range(1)	Amount	Percent	Amount	Percent
	(dollars in thousands)
<=80%	$7,124,926	73.7%	$4,061,541	64.3%
80.01 - 90%	665,806	6.9%	946,933	15.0%
90.01 - 100%	647,079	6.7%	357,817	5.7%
100.01 - 120%	451,833	4.7%	338,194	5.4%
120.01 - 140%	188,201	1.9%	125,099	2.0%
>140%	199,016	2.1%	108,664	1.7%
N/A(2)(3)	395,343	4.0%	373,446	5.9%
Total	$9,672,204	100.0%	$6,311,694	100.0%

(1)	CLTV is inclusive of senior lien balances and updated as deemed necessary. CLTV ranges represent the unpaid principal balance.

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

Troubled Debt Restructurings

The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

	September 30, 2014	December 31, 2013
	(in thousands)
Performing	$1,310,088	$656,606
Non-performing	343,580	347,037
Total	$1,653,668	$1,003,643

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Financial Impact and TDRs by Concession Type
The following tables detail the activity of TDRs for the three-month and nine-month periods ended September 30, 2014 and September 30, 2013, respectively:

	Three-Month Period Ended September 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate Banking	2	$16,739	$16,615
Middle market commercial real estate	2	19,024	19,024
Santander real estate capital	—	—	—
Commercial and industrial	—	—	—
Multifamily	—	—	—
Other commercial	2	1,456	1,445
Consumer:
Residential mortgages(3)	65	13,096	13,444
Home equity loans and lines of credit	32	2,813	2,813
Retail installment contracts and auto loans	59,455	993,219	927,028
Personal unsecured loans	14,492	11,400	11,293
Other consumer	2	124	124
Total	74,052	$1,057,871	$991,786

	Nine-Month Period Ended September 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate Banking	23	$70,017	$68,656
Middle market commercial real estate	5	28,963	25,851
Santander real estate capital	—	—	—
Commercial and industrial	—	—	—
Multifamily	—	—	—
Other commercial	5	2,503	2,472
Consumer:
Residential mortgages(3)	222	41,830	42,510
Home equity loans and lines of credit	86	7,991	7,991
Retail installment contracts and auto loans	128,228	2,034,242	1,907,490
Personal unsecured loans	38,739	26,247	26,047
Other consumer	7	536	537
Total	167,315	$2,212,329	$2,081,554

(1)	Pre-modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred.

(2)	Post-modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred.

(3)	The post-modification outstanding recorded investment amounts for residential mortgages exclude interest reserves.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Three-Month Period Ended September 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(dollars in thousands)
Commercial:
Commercial real estate:
Middle markets commercial real estate	7	$22,880	$23,040
Santander real estate capital	—	—	—
Other commercial	5	8,737	8,495
Consumer:
Residential mortgages(3)	67	9,594	9,818
Home equity loans and lines of credit	19	1,796	1,796
Total	98	$43,007	$43,149

	Nine-Month Period Ended September 30, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate banking	1	$19,750	$18,767
Middle markets commercial real estate	8	30,700	30,860
Santander real estate capital	2	4,040	3,540
Other commercial	12	11,527	11,213
Consumer:
Residential mortgages(3)	249	41,457	42,425
Home equity loans and lines of credit	128	10,582	10,590
Total	400	$118,056	$117,395

(1)	Pre-modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred.

(2)	Post-modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred.

(3)	The post-modification outstanding recorded investment amounts for residential mortgages exclude interest reserves.

TDRs Which Have Subsequently Defaulted

A TDR is generally considered to have subsequently defaulted if it is 90 days past due after modification. For retail installment contracts, a TDR is considered to have subsequently defaulted at the earlier of the date of repossession or 120 days past due after becoming a TDR. The following table details TDRs that became TDRs during the past twelve-month period and have subsequently defaulted during the three-month and nine-month periods ended September 30, 2014 and September 30, 2013, respectively.

	Three-Month Period Ended September 30,				Nine-Month Period Ended September 30,
	2014		2013		2014		2013
	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
	(dollars in thousands)
Consumer:
Residential mortgages	1	$298	12	$3,003	22	$2,993	26	$6,416
Home equity loans and lines of credit	1	65	3	125	3	377	10	899
Retail installment contracts and auto loans	386	7,189	—	—	1,174	16,568	—	—
Other consumer	—	—	1	67	1	27	1	67
Total	388	$7,552	16	$3,195	1,200	$19,965	37	$7,382

(1)	The recorded investment represents the period-end balance at September 30, 2014 and 2013. Does not include Chapter 7 bankruptcy TDRs.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. LEASED VEHICLES, NET

The Company has operating leases which are included in the Company's condensed consolidated balance sheets as leased vehicles, net. The leased vehicle portfolio consists primarily of leases originated under the Chrysler Agreement.

Leased vehicles, net consisted of the following as of September 30, 2014:

September 30, 2014
(in thousands)
Leased vehicles	$7,046,046
Origination fees and other costs	15,133
Manufacturer subvention payments	(737,900)
6,323,279
Less: accumulated depreciation	(551,042)
$5,772,237

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of September 30, 2014 (in thousands):

Remainder of 2014	$244,047
2015	958,773
2016	776,460
2017	227,423
2018	316
Thereafter	—
Total	$2,207,019

NOTE 7. VARIABLE INTEREST ENTITIES

The Company, through SCUSA, transfers retail installment contracts into newly-formed Trusts which then issue one or more classes of notes payable backed by collateral. The Company’s continuing involvement with the Trusts are in the form of servicing loans held by SPEs and, except for the Chrysler Capital securitizations , through holding a residual interest in the SPE. These transactions are structured without recourse. The Trusts are considered VIEs under GAAP and, except for the securitizations associated with Chrysler Capital, are consolidated because the Company has: (a) power over the significant activities of the entity as servicer of its financial assets and (b) residual interest and in some cases of debt securities held by the Company, an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. The Company did not retain any debt or equity interests in the Chrysler Capital securitizations executed in 2014, and recorded these transactions as sales of the associated retail installment contracts.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. VARIABLE INTEREST ENTITIES (continued)

On-balance sheet variable interest entities

The following table summarizes the assets and liabilities related to the above mentioned VIEs that are included in the Company's Condensed Consolidated Financial Statements as of the date indicated:

September 30, 2014
(in thousands)
Restricted cash	$1,646,807
Retail installment contracts, net	19,155,612
Leased vehicles, net	4,414,008
Various other assets	949,565
Notes payable	27,120,631
Various other liabilities	2,228

The Company retains servicing responsibility for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in fees, commissions and other income. As of September 30, 2014, the Company was servicing $22.6 billion of retail installment contracts that have been transferred to consolidated Trusts. The remainder of the Company’s retail installment contracts are either pledged in private issuances or warehouse facilities or un-pledged.

Below is a summary of the cash flows received from the Trusts for the period indicated:

	Three-month period ended September 30, 2014	Period from January 28, 2014 to September 30, 2014
	(in thousands)
Receivables securitized	$3,723,447	$10,348,579

Net proceeds from new securitizations	2,919,796	8,865,334
Cash received for servicing fees	166,390	422,020
Cash received upon release from reserved and restricted cash accounts	—	225
Net distributions from Trusts	426,966	1,052,310
Total cash received from securitization trusts	$3,513,152	$10,339,889

Off-balance sheet variable interest entities

During 2014, the Company completed sales to VIEs that meet sale accounting treatment in accordance with the applicable guidance. Due to the nature, purpose, and activity of the transactions, the Company determined for consolidation purposes that it either does not hold potentially significant variable interests or is not the primary beneficiary as a result of the Company's limited further involvement with the financial assets. For such transactions, the transferred financial assets are removed from the Company's consolidated balance sheets. In certain situations, the Company remains the servicer of the financial assets and receives servicing fees that represent adequate compensation. The Company also recognizes a gain or loss for the difference between the cash proceeds and carrying value of the assets sold.

For the three-month period ended September 30, 2014 and the period from January 28, 2014 to September 30, 2014, the Company sold $1.0 billion and $1.8 billion of gross retail installment contracts in off-balance sheet securitizations, respectively, for a gain of approximately $39.1 million and $71.6 million, respectively. As of September 30, 2014, the Company was servicing $2.4 billion of gross retail installment contracts that have been sold in these off-balance sheet Chrysler Capital securitizations. Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. VARIABLE INTEREST ENTITIES (continued)

A summary of the cash flows received from the off-balance securitization trusts for the periods indicated are as follows:

	Three-month period ended September 30, 2014	Period from January 28, 2014 to September 30, 2014
	(in thousands)
Receivables securitized	1,028,278	1,802,461
Net proceeds from new securitizations	1,078,202	1,894,052
Cash received for servicing fees	3,925	10,038
Total cash received from securitization trusts	1,082,127	1,904,090

The Company also has several home equity loan securitizations. These securitization vehicles are considered VIEs because the holders of the equity investment at risk, including the Company, do not have any obligation to absorb credit losses on the loans within the securitization vehicles. Accordingly, the Company has determined that it is not the primary beneficiary of these securitization vehicles. As of September 30, 2014 and December 31, 2013, the Company had $6.2 million and $5.5 million, respectively, of receivables related to advances made by the Company on behalf of the home equity loan securitization vehicles. The Company does not hold any other assets or liabilities related to these home equity loan securitizations. The total principal amount of securitized home equity loans was $37.9 million and $41.5 million as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014, the portion of principal 90 days past due (including foreclosures, OREO and bankruptcies) was $15.9 million, and for the nine-month period ended September 30, 2014 net credit losses were $0.1 million. As of December 31, 2013, the portion of principal 90 days past due (including foreclosures, OREO and bankruptcies) was $15.3 million, and for the nine-month period ended September 30, 2013 net credit losses were $0.3 million.

NOTE 8. GOODWILL AND OTHER INTANGIBLES

Goodwill

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

As described in Note 18 to the Condensed Consolidated Financial Statements, during the second quarter of 2014, the Company reorganized its management reporting in order to improve its structure and focus by better aligning management teams and resources with the business goals of the Company and to provide enhanced customer service to its clients. Refer to Note 18 of the Condensed Consolidated Financial Statements for further discussion of the impact of the organizational changes on segment reporting. As a result of the change in segment reporting, the Company has also re-evaluated its conclusions related to goodwill reporting units. Upon evaluation, the Company has concluded that its reporting units will change consistently with the changes to segment reporting, including the following:

•	The Investment Services business unit is combined into the Retail Banking business unit.

•
The CEVF line, formerly included in the Specialty and Government Banking business unit, has been moved into the Auto Finance and Alliances business unit. There was no material goodwill associated with this change in reporting.

•	The Specialty and Government Banking business unit is combined into the Real Estate and Commercial Banking business unit.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. GOODWILL AND OTHER INTANGIBLES (continued)

As of September 30, 2014, the reporting units with assigned goodwill were Retail Banking, Auto Finance & Alliances, Real Estate & Commercial Banking, Global Banking & Markets ("GBM") and Large Corporate Banking, and SCUSA.

The following table presents activity in the Company's goodwill by its reporting units for the nine months ended September 30, 2014:

	Retail Banking	Investment Services	Auto Finance & Alliances		Real Estate and Commercial Banking	Specialty & Government Banking	Global Banking & Markets and Large Corporate	SCUSA	Total
	(in thousands)
Goodwill at December 31, 2013	$1,696,086	$126,695	$71,522		$1,163,154	$242,894	$131,130	$—	$3,431,481
Disposals during the period	(7,052)	—			—	—	—	—	$(7,052)
Additions during the period	—	—	—	—	—	—	—	5,467,582	$5,476,844
Re-allocations during the period	126,695	(126,695)	—		242,894	(242,894)	—	—	$—
Goodwill at September 30, 2014	$1,815,729	$—	$71,522		$1,406,048	$—	$131,130	$5,467,582	$8,892,011

Other Intangible Assets
The following table details amounts related to the Company's finite-lived and indefinite-lived intangible assets for the dates indicated.

	September 30, 2014		December 31, 2013
	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
	(in thousands)
Intangibles subject to amortization:
Dealer networks	$553,857	$(26,143)	$—	$—
Chrysler Relationship	128,750	(10,000)	—	—
Core deposit intangibles	10,677	(285,166)	22,650	(273,192)
Other intangibles	9,455	(20,454)	11,964	(17,945)
Total intangibles subject to amortization	702,739	(341,763)	34,614	(291,137)
Intangibles not subject to amortization:
Trade name	50,000	—	—	—
Total Intangibles	$752,739	$(341,763)	$34,614	$(291,137)

Amortization expense on intangible assets for the three and nine months ended September 30, 2014 was $17.7 million and $50.7 million, respectively, compared to $6.6 million and $21.4 million for the corresponding periods in 2013.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. GOODWILL AND OTHER INTANGIBLES (continued)

The estimated aggregate amortization expense related to intangibles for each of the five succeeding calendar years ending December 31 is:

Year	Calendar Year Amount	Recorded To Date	Remaining Amount To Record
	(in thousands)
2014	$72,394	$50,670	$21,724
2015	64,432	—	64,432
2016	57,163	—	57,163
2017	55,055	—	55,055
2018	54,702	—	54,702
Thereafter	449,663	—	449,663

NOTE 9. OTHER ASSETS

The following is a detail of items that comprise other assets at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013
	(in thousands)
Income tax receivables	$534,125	$419,832
Derivative assets at fair value	273,089	222,491
Other repossessed assets	140,197	3,073
MSRs, at fair value	131,791	141,787
Prepaid expenses	127,469	141,593
OREO	85,025	88,603
Miscellaneous assets and receivables	574,543	157,115
Total other assets	$1,866,239	$1,174,494

Residential real estate

The Company maintains an MSR asset for sold residential real estate loans serviced for others. At September 30, 2014 and December 31, 2013, the balance of these loans serviced for others was $15.5 billion and $14.5 billion, respectively. The Company accounts for residential MSRs using the fair value option. Changes in fair value are recorded through the Condensed Consolidated Statements of Operations. The fair value of the MSRs at September 30, 2014 and December 31, 2013 was $131.8 million and $141.8 million, respectively. See further discussion on the valuation of the MSRs in Note 17. As deemed appropriate, the Company economically hedges MSRs using interest rate swaps, forward contracts to purchase mortgage-backed securities, and investment trading securities. See further discussion on these derivative activities in Note 11 to these Condensed Consolidated Financial Statements.

For the three-month and nine-month periods ended September 30, 2014, the Company recorded net changes in the fair value of MSRs totaling $(2.7) million and $(14.1) million, respectively, compared to $(3.1) million and $30.2 million for the corresponding periods of 2013. The MSR asset fair value decrease during 2014 was primarily the result of decreased interest rates.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9. OTHER ASSETS (continued)

The following table presents a summary of activity for the Company’s residential MSRs.

	Nine-Month Period Ended September 30,
	2014	2013
	(in thousands)
Fair value at beginning of period	$141,787	$92,512
Mortgage servicing assets recognized	20,081	32,535
Principal reductions	(15,999)	(17,226)
Change in fair value due to valuation assumptions	(14,078)	30,229
Fair value at end of period	$131,791	$138,050

Multifamily

Historically, the Company originated and sold multi-family loans in the secondary market to FNMA while retaining servicing. The Company has not sold multi-family loans to FNMA since 2009. At September 30, 2014 and December 31, 2013, the Company serviced $2.9 billion and $4.3 billion, respectively, of loans for FNMA. The servicing asset related to these portfolios was previously fully amortized. During the nine months ended September 30, 2014, the Company repurchased from FNMA $816.5 million of performing multifamily loans that had been previously sold with servicing retained. See further discussion on the recourse reserve in Note 15.

Fee income and gain/loss on sale of mortgage loans

Included in Mortgage banking revenue on the Condensed Consolidated Statement of Operations was mortgage servicing fee income of $10.5 million and $31.7 million for the three-month and nine-month periods ended September 30, 2014, respectively, compared to $11.6 million and $33.9 million for the corresponding periods ended September 30, 2013. The Company had gains on the sale of mortgage loans of $90.9 million and $104.7 million for the three-month and nine-month periods ended September 30, 2014, respectively, compared to gains of $14.6 million and $56.8 million for the corresponding periods ended September 30, 2013.

NOTE 10. BORROWINGS

Total borrowings and other debt obligations at September 30, 2014 were $37.4 billion, compared to $12.4 billion at December 31, 2013, primarily due to the SCUSA Change in Control. The Company's debt agreements impose certain limitations on dividends and other payments and transactions. The Company is currently in compliance with these limitations.

Periodically, as part of the Company's wholesale funding management, it opportunistically repurchases outstanding borrowings in the open market and subsequently retires the obligations. During the nine-month periods ended September 30, 2014 and 2013, the Company repurchased $0.6 million and $5.4 million, respectively, of outstanding borrowings in the open market.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. BORROWINGS (continued)

The following table presents information regarding the holding company's borrowings and other debt obligations at the dates indicated:

	September 30, 2014		December 31, 2013
	Balance	Effective Rate	Balance	Effective Rate
	(in thousands)
3.00% senior notes, due September 2015	$599,406	3.28%	$598,965	3.28%
4.625% senior notes, due April 2016	474,849	4.85	474,306	4.85
3.45% senior notes, due August 2018	499,275	3.62	499,148	3.62
Subordinated notes, due March 2020(1)	—	—	756,829	5.96
Junior subordinated debentures - Capital Trust IV, due March 2034(2)	—	—	611	12.84
Common securities - Capital Trust IV(2)	—	—	24,742	4.38
Junior subordinated debentures - Capital Trust VI, due June 2036	70,262	7.91	70,262	7.91
Common securities - Capital Trust VI	10,000	7.91	10,000	7.91
Junior subordinated debentures - Capital Trust IX, due July 2036	150,000	2.03	150,000	2.04
Common securities - Capital Trust IX	4,640	2.03	4,640	2.04
Total holding company borrowings and other debt obligations	$1,808,432	3.88%	$2,589,503	4.50%
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

The following table presents information regarding the Bank's borrowings and other debt obligations at the dates indicated:

	September 30, 2014		December 31, 2013
	Balance	Effective Rate	Balance	Effective Rate
	(in thousands)
8.750% subordinated debentures, due May 2018	$497,796	8.91%	$497,427	8.91%
FHLB advances, maturing through August 2018(1)	8,093,969	3.08	8,952,012	3.36
Subordinated term loan, due February 2019	142,451	6.00	150,273	6.06
REIT preferred, due May 2020	153,040	13.67	151,918	13.83
Subordinated term loan, due August 2022	34,674	7.77	35,491	7.78
Total Bank borrowings and other debt obligations	$8,921,930	3.65%	$9,787,121	3.87%

(1) In February 2014, the Company restructured $1.7 billion of FHLB advances and extended their maturities by two years. The average rate of these borrowings decreased from 5.39% to 3.43% as a result of the restructuring. In September 2014, the Bank terminated $100.0 million of FHLB callable advances. As a consequence, the Company incurred costs of $8.3 million through the loss on debt extinguishment. In October 2014, the Bank terminated $600.0 million of FHLB callable advances. As a consequence, the Company incurred costs of $90.6 million through loss on debt extinguishment.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. BORROWINGS (continued)

The following tables present information regarding SCUSA's borrowings and other debt obligations at the date indicated(1):

	September 30, 2014
	Balance	Effective Rate
	(in thousands)
SCUSA warehouse line, due June 2015	$214,186	1.22%
SCUSA warehouse line, maturing on various dates(2)	149,602	1.03
SCUSA warehouse line, due March 2015(3)	250,594	0.98
SCUSA warehouse line, due September 2015(4)	175,080	2.02
SCUSA warehouse line, due June 2016	598,127	2.04
SCUSA warehouse line, due December 2015	331,965	1.06
SCUSA warehouse line, due June 2016(5)	2,276,688	0.92
SCUSA warehouse line, due November 2016(6)	175,000	1.71
SCUSA repurchase facility, maturing on various dates(7)	868,838	1.59
SCUSA line of credit with related party, due December 2016(8)	500,000	2.45
SCUSA line of credit with related party, due December 2016(8)	1,750,000	2.3
SCUSA line of credit with related party, due December 2018(8)	800,000	2.75
Total SCUSA revolving credit facilities	$8,090,080	1.71%

	September 30, 2014
	Balance	Initial Weighted Average Interest Rate Range
	(in thousands)
SCUSA public securitizations, maturing on various dates(9)	$12,211,534	0.89% - 2.80%
SCUSA privately issued amortizing notes, maturing on various dates(9)	6,351,087	1.05% - 1.85%
Total SCUSA secured structured financings	$18,562,621	0.89% - 2.80%

(1) Balances as of December 31, 2013 are not presented due to SCUSA being accounted for as an equity method investment at that date.
(2) Half of the outstanding balance on this facility matures in March 2015 and half in March 2016.
(3) This line is collateralized by securitization notes payable retained by SCUSA.
(4) This line is held exclusively for unsecured consumer term loans.
(5) This line is held exclusively for Chrysler Capital retail loan and lease financing, with lease financing comprising no more than 50% of the outstanding balance upon advance.
(6) This line is collateralized by residuals retained by SCUSA.
(7) The repurchase facility is also collateralized by securitization notes payable retained by the Company. No portion of this facility is unsecured. This facility has rolling 30-day and 90-day maturities.
(8) These lines are collateralized by securitization notes payable and residuals retained by SCUSA. As of September 30, 2014, $1.7 billion of the aggregate outstanding balances on these credit facilities was unsecured.
(9) SCUSA has entered into various securitization transactions involving its retail automotive installment loans and leases. These transactions are accounted for as secured financings and therefore both the securitized retail installment contracts and the related securitization debt issued by SPEs, remain on the Condensed Consolidated Balance Sheet. The maturity of this debt is based on the timing of repayments from the securitized assets.

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

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their International Swaps and Derivatives Association, Inc. ("ISDA") master agreements if the Company's ratings fall below investment grade. As of September 30, 2014, derivatives in this category had a fair value of $25.9 million. The credit ratings of the Bank and SHUSA are currently considered investment grade. The Bank estimates a further 1- or 2- notch downgrade by either S&P or Moody's would require the Bank to post up to an additional $4.25 million or $4.5 million of collateral, respectively, to comply with existing derivative agreements.

As of September 30, 2014 and December 31, 2013, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) that were in a net liability position totaled $127.8 million and $198.8 million, respectively. The Company had $121.7 million and $203.9 million in cash and securities collateral posted to cover those positions as of September 30, 2014 and December 31, 2013, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. DERIVATIVES (continued)

Fair Value Hedges

The Company enters into cross-currency swaps to hedge its foreign currency exchange risk on certain Euro-denominated investments. The Company also entered into interest rate swaps to hedge the interest rate risk on certain fixed rate investments. These derivatives are designated as fair value hedges at inception. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. The earnings impact of the ineffective portion of these hedges was not material for the three-month and nine-month periods ended September 30, 2014 or September 30, 2013. The last of the hedges is scheduled to expire in September-2019.

The Company has historically entered into pay-variable, receive-fixed interest rate swaps to hedge changes in fair values of certain debt obligations. At September 30, 2014, the Company had $11.0 million of deferred net after-tax losses on terminated derivative instruments that were hedging fair value changes. These losses will continue to be deferred in Borrowings and will be reclassified into interest expense over the remaining lives of the hedged assets and liabilities. During the three-month and nine-month periods ended September 30, 2014, $0.7 million and $2.0 million of the losses were recognized in the Condensed Consolidated Statements of Operations.

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

The last of the hedges is scheduled to expire in December-2030. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. The earnings impact of the ineffective portion of these hedges was not material for the three-month and nine-month periods ended September 30, 2014 or September 30, 2013. As of September 30, 2014, the Company expects approximately $15.2 million of gross losses recorded in accumulated other comprehensive income to be reclassified to earnings during the subsequent twelve months as the future cash flows occur.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. DERIVATIVES (continued)

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Derivatives designated as accounting hedges at September 30, 2014 and December 31, 2013 included:

	Notional Amount	Asset	Liability	Weighted Average Receive Rate	Weighted Average Pay Rate	Weighted Average Life (Years)
	(dollars in thousands)
September 30, 2014
Fair value hedges:
Cross-currency swaps	$18,945	$2,199	$1,245	4.76%	4.75%	1.36
Interest rate swaps	217,000	983	5	0.88%	2.37%	4.49
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	9,911,673	10,441	24,902	0.16%	0.74%	2.64
Total	$10,147,618	$13,623	$26,152	0.18%	0.78%	2.68

December 31, 2013
Fair Value hedges:
Cross-currency swaps	$19,995	$1,073	$1,924	4.76%	4.75%	2.11
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	2,700,312	4,803	58,381	0.24%	2.46%	1.89
Total	$2,720,307	$5,876	$60,305	0.27%	2.47%	1.90

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

Mortgage Banking Derivatives

The Company's derivatives portfolio includes mortgage banking interest rate lock commitments, forward sale commitments and interest rate swaps. As part of its overall business strategy, the Bank originates fixed-rate residential mortgages. It sells a portion of this production to the FHLMC, FNMA, and private investors. The Company uses forward sales as a means of hedging against the economic impact of changes in interest rates on the mortgages that are originated for sale and on interest rate lock commitments.

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

In March 2014, SCUSA entered into a financing arrangement with a third party under which SCUSA pledged certain bonds retained in its own securitizations in exchange for approximately $251 million in cash. In conjunction with this financing arrangement, SCUSA entered into a total return swap related to the bonds as an effective avenue to monetize SCUSA’s retained bonds as a source of financing. SCUSA will receive a fixed return on the bonds in exchange for paying a variable rate of three-month LIBOR plus 75 basis points. In addition, SCUSA will receive a payment from, or make a payment to, the counterparty at maturity based on the change in fair value of the bonds during the facility's one-year term. Throughout the facility's term, the party in a net liability position must post collateral. SCUSA has the ability to substitute collateral and may do so if a bond is set to begin amortizing. Alternatively, the amortization may be utilized to reduce the notional amount of the facility.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. DERIVATIVES (continued)

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities at September 30, 2014 and December 31, 2013 included:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
	September 30, 2014	December 31, 2013(1)	September 30, 2014	December 31, 2013(1)	September 30, 2014	December 31, 2013(1)
	(in thousands)
Mortgage banking derivatives:
Forward commitments to sell loans	$299,482	$169,608	$—	$2,101	$660	$—
Interest rate lock commitments	159,754	75,787	2,065	547	—	—
Mortgage servicing rights	245,000	245,000	1,793	6,155	226	488
Total mortgage banking risk management	704,236	490,395	3,858	8,803	886	488

Customer related derivatives:
Swaps receive fixed	7,241,885	5,665,350	159,108	166,871	13,817	28,561
Swaps pay fixed	7,261,418	5,661,555	31,498	54,693	143,873	166,473
Other	1,290,425	1,385,904	3,422	4,247	2,895	3,635
Total customer related derivatives	15,793,728	12,712,809	194,028	225,811	160,585	198,669

Other derivative activities:
Foreign exchange contracts	1,092,240	1,253,395	19,067	11,631	15,927	9,745
Interest rate swap agreements	3,011,574	—	1,086	—	16,186	—
Interest rate cap agreements	7,248,483	—	60,524	—	—	—
Options for interest rate cap agreements	7,248,483	—	—	—	60,580	—
Other	656,430	291,437	5,809	4,764	7,172	4,496
Total	$35,755,174	$14,748,036	$284,372	$251,009	$261,336	$213,398

(1) Balances at December 31, 2013 do not include SCUSA.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. DERIVATIVES (continued)

SCUSA is the holder of a warrant that gives it the right, if certain vesting conditions are satisfied, to purchase additional shares in a company in which it has a cost method investment. This warrant was issued in 2012 and is carried at its estimated fair value of zero at September 30, 2014.

Gains (Losses) on All Derivatives

The following Condensed Consolidated Statement of Operations line items were impacted by the Company’s derivative activities for the three-month and nine-month periods ended September 30, 2014 and 2013, respectively:

		Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
Derivative Activity	Accounts	2014	2013	2014	2013
		(in thousands)
Fair value hedges:
Cross-currency swaps	Miscellaneous income	immaterial	immaterial	774	1,700
Interest rate swaps	Miscellaneous income	1,731	—	978	—
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Net interest income	(13,469)	(16,000)	(40,936)	(51,300)
Other derivative activities:
Forward commitments to sell loans	Mortgage banking income	2,490	(42,300)	(2,762)	(1,900)
Interest rate lock commitments	Mortgage banking income	(2,027)	13,000	1,518	(11,900)
Mortgage servicing rights	Mortgage banking income	1,032	8,200	(4,100)	9,000
Customer related derivatives	Miscellaneous income	3,280	1,100	6,941	10,700
Foreign exchange	Miscellaneous income	1,794	(700)	1,302	(2,500)
SCUSA derivatives	Miscellaneous income	9,130	—	27,269	—
	Net interest income	(971)	—	(4,951)	—
Other	Miscellaneous income	580	—	(729)	—
	Net interest income	—	—	—	3,100
	Non-interest income	—	(12,000)	—	3,700

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. DERIVATIVES (continued)

Information about financial assets and liabilities that are eligible for offset on the Condensed Consolidated Balance Sheet as of September 30, 2014 and December 31, 2013, respectively, is presented in the following tables:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
September 30, 2014
Fair value hedges	$3,182	$—	$3,182	$—	$—	$3,182
Cash flow hedges	10,441	—	10,441	—	—	10,441
Other derivative activities(1)	282,307	24,906	257,401	10,008	8,180	239,213
Total derivatives subject to a master netting arrangement or similar arrangement	295,930	24,906	271,024	10,008	8,180	252,836
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	2,065	—	2,065	—	—	2,065
Total Derivative Assets	$297,995	$24,906	$273,089	$10,008	$8,180	$254,901

Total Financial Assets	$297,995	$24,906	$273,089	$10,008	$8,180	$254,901

December 31, 2013
Fair value hedges	$1,073	$—	$1,073	$—	$—	$1,073
Cash flow hedges	4,803	—	4,803	—	—	4,803
Other derivative activities(1)	249,619	34,394	215,225	3,992	47,706	163,527
Total derivatives subject to a master netting arrangement or similar arrangement	255,495	34,394	221,101	3,992	47,706	169,403
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	1,390	—	1,390	—	—	1,390
Total Derivative Assets	$256,885	$34,394	$222,491	$3,992	$47,706	$170,793

Total Financial Assets	$256,885	$34,394	$222,491	$3,992	$47,706	$170,793

(1)	Includes customer-related and other derivatives

(2)	Includes mortgage banking derivatives

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. DERIVATIVES (continued)

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
September 30, 2014
Fair value hedges	$1,250	$—	$1,250	$—	$—	$1,250
Cash flow hedges	24,902	—	24,902	13,797	10,778	327
Other derivative activities(1)	260,760	88,514	172,246	47,423	91,502	33,321
Total derivatives subject to a master netting arrangement or similar arrangement	286,912	88,514	198,398	61,220	102,280	34,898
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	576	—	576	—	—	576
Total Derivative Liabilities	$287,488	$88,514	$198,974	$61,220	$102,280	$35,474

Total Financial Liabilities	$287,488	$88,514	$198,974	$61,220	$102,280	$35,474

December 31, 2013
Fair value hedges	$1,924	$—	$1,924	$—	$1,311	$613
Cash flow hedges	58,381	—	58,381	34,881	40,817	(17,317)
Other derivative activities(1)	213,400	34,394	179,006	102,402	37,538	39,066
Total derivatives subject to a master netting arrangement or similar arrangement	273,705	34,394	239,311	137,283	79,666	22,362
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	—	—	—	—	—	—
Total Derivative Liabilities	$273,705	$34,394	$239,311	$137,283	$79,666	$22,362

Total Financial Liabilities	$273,705	$34,394	$239,311	$137,283	$79,666	$22,362

(1)	Includes customer-related and other derivatives

(2)	Includes mortgage banking derivatives

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12. INCOME TAXES

An income tax provision of $36.1 million and $1.3 billion was recorded for the three-month and nine-month periods ended September 30, 2014, respectively, compared to $18.7 million and $156.7 million for the corresponding periods in 2013. This resulted in an effective tax rate of 12.2% and 34.2% for the three-month and nine-month periods ended September 30, 2014, respectively, compared to 19.6% and 22.2% for the corresponding periods in 2013. The lower tax rate for the three month period in 2014 was primarily due to recognition of a tax filing position for a debt redemption. The higher tax rate in the nine-month period in 2014 was primarily attributable to the deferred tax expense recorded on the book gain resulting from the Change in Control and the post Change in Control results of SCUSA.

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

The Company has a lawsuit pending against the United States in Federal District Court in Massachusetts relating to the proper tax consequences of two financing transactions with an international bank through which the Company borrowed $1.2 billion. As a result of the financing transactions, the Company paid foreign taxes of $264.0 million during the years 2003 through 2007 and claimed a corresponding foreign tax credit for foreign taxes paid during those years, which the IRS disallowed. The IRS also disallowed the Company's deductions for interest expense and transaction costs, totaling $74.6 million in tax liability, and assessed penalties and interest totaling approximately $92.5 million. The Company has paid the taxes, penalties and interest associated with the IRS adjustments for all tax years, and the lawsuit will determine whether the Bank is entitled to a refund of the amounts paid. The Company has recorded a receivable in the Other assets line of Condensed Consolidated Balance Sheets for the amount of these payments, less a tax reserve of $96.9 million, as of September 30, 2014.

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

On May 28, 2014, the Company issued 84,000 shares of its common stock to Santander, in exchange for cash in the amount of $21.0 million. There were no shares issued during the third quarter of 2014.

Following these transactions and as of September 30, 2014, the Company had 530,391,043 shares of common stock outstanding.

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)
The following table presents the components of accumulated other comprehensive income/ (loss), net of related tax, for the three-month and nine-month periods ended September 30, 2014 and 2013, respectively.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	For the Three-Month Period Ended September 30, 2014			June 30, 2014		September 30, 2014
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$13,667	$(5,018)	$8,649
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments (1)	13,797	(5,065)	8,732
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	27,464	(10,083)	17,381	$(32,782)	$17,381	$(15,401)

Change in unrealized gains/(losses) on investment securities available-for-sale	(28,911)	11,294	(17,617)
Reclassification adjustment for net losses included in net income on non-OTTI securities (2)	(131)	51	(80)
Net unrealized gains/(losses) on investment securities available-for-sale	(29,042)	11,345	(17,697)	(70,404)	(17,697)	(88,101)

Pension and post-retirement actuarial gain/(loss)(3)	447	(175)	272	(14,718)	272	(14,446)

As of September 30, 2014	$(1,131)	$1,087	$(44)	$(117,904)	$(44)	$(117,948)
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	For the Nine-Month Period Ended September 30, 2014			December 31, 2013		September 30, 2014
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$(3,453)	$1,259	$(2,194)
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments (1)	41,264	(15,048)	26,216
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	37,811	(13,789)	24,022	$(39,423)	$24,022	$(15,401)

Change in unrealized gains/(losses) on investment securities available-for-sale	2,623,062	(1,028,228)	1,594,834
Reclassification adjustment for net gains included in net income on non-OTTI securities (2)	(2,440,019)	956,476	(1,483,543)
Net unrealized gains on investment securities available-for-sale	183,043	(71,752)	111,291	(199,392)	111,291	(88,101)

Pension and post-retirement actuarial gain/(loss) (3)	1,341	(234)	1,107	(15,553)	1,107	(14,446)

As of September 30, 2014	$222,195	$(85,775)	$136,420	$(254,368)	$136,420	$(117,948)
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	For the Three-Month Period Ended September 30, 2013			June 30, 2013		September 30, 2013
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$(4,909)	$2,174	$(2,735)
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments	15,987	(7,081)	8,906
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	11,078	(4,907)	6,171	$(54,120)	$6,171	$(47,949)

Change in unrealized gains/(losses) on investment securities available-for-sale	(53,708)	20,967	(32,741)
Reclassification adjustment for net gains included in net income on non-OTTI securities(2)	23,422	(9,144)	14,278
Net unrealized gains/(losses) on investment securities available-for-sale	(30,286)	11,823	(18,463)	(112,644)	(18,463)	(131,107)

Pension and post-retirement actuarial gain/(loss)	904	(355)	549	(25,618)	549	(25,069)

As of September 30, 2013	$(18,304)	$6,561	$(11,743)	$(192,382)	$(11,743)	$(204,125)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	For the Nine-Month Period Ended September 30, 2013			December 31, 2012		September 30, 2013
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$3,017	$(1,020)	$1,997
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments	50,548	(21,320)	29,228
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	53,565	(22,340)	31,225	$(79,174)	$31,225	$(47,949)

Change in unrealized gains/(losses) on investment securities available-for-sale	(469,603)	183,836	(285,767)
Reclassification adjustment for net gains included in net income on non-OTTI securities(2)	(72,773)	28,488	(44,285)
Reclassification adjustment for net gains included in net income on OTTI securities(3)	63,630	(24,909)	38,721
Total reclassification adjustment for net gains included in net income	(9,143)	3,579	(5,564)
Net unrealized gains/(losses) on investment securities available-for-sale	(478,746)	187,415	(291,331)	160,224	(291,331)	(131,107)

Pension and post-retirement actuarial gain/(loss)	2,712	(1,065)	1,647	(26,716)	1,647	(25,069)

As of September 30, 2013	$(422,469)	$164,010	$(258,459)	$54,334	$(258,459)	$(204,125)

NOTE 15. COMMITMENTS, CONTINGENCIES, AND GUARANTEES

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit, letters of credit and loans sold with recourse is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. For forward contracts and interest rate swaps, caps and floors, the contract or notional amounts do not represent exposure to credit loss. The Company controls the credit risk of its forward contracts and interest rate swaps, caps and floors through credit approvals, limits and monitoring procedures. See Note 11 to these Condensed Consolidated Financial Statements for discussion of all derivative contract commitments.

The following table details the amount of commitments at the dates indicated:

Other Commitments	September 30, 2014	December 31, 2013
	(in thousands)
Commitments to extend credit	$27,557,412	$23,651,791
Unsecured revolving lines of credit	2,298,694	815,573
Letters of credit	2,010,016	2,116,227
Recourse and credit enhancement exposure on sold loans	176,247	184,584
Commitments to sell loans	95,943	3,810
Total commitments	$32,138,312	$26,771,985

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

The following table details the amount of commitments to extend credit expiring per period as of the dates indicated:

	September 30, 2014	December 31, 2013
	(in thousands)
One year or less	$5,289,599	$5,163,591
Over 1 year to 3 years	5,917,705	5,716,759
Over 3 years to 5 years	9,911,406	6,457,992
Over 5 years	6,438,702	6,313,449
Total	$27,557,412	$23,651,791

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Letters of Credit

The Company’s letters of credit meet the definition of a guarantee. Letters of credit commit the Company to make payments on behalf of its customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 13.75 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letters of credit, the Company would be required to honor the commitment. The Company has various forms of collateral for these letters of credit, including real estate assets and other customer business assets. The maximum undiscounted exposure related to these commitments at September 30, 2014 was $2.0 billion, and the approximate value of the underlying collateral upon liquidation that would be expected to cover this maximum potential exposure was $447.9 million. The fees related to letters of credit are deferred and amortized over the lives of the commitments and were immaterial to the Company’s financial statements at September 30, 2014. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of the commitments, as has been the Company’s experience to date. As of September 30, 2014 and December 31, 2013, the liability related to these letters of credit was $71.4 million and $129.8 million, respectively, which is recorded within the reserve for unfunded lending commitments in Other liabilities on the Condensed Consolidated Balance Sheet. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and financing lease portfolio. Also included within the reserve for unfunded lending commitments at September 30, 2014 and December 31, 2013 were lines of credit outstanding of $78.2 million and $90.2 million, respectively.

The following table details the amount of letters of credit expiring per period as of the dates indicated:

	September 30, 2014	December 31, 2013
	(in thousands)
One year or less	$1,450,905	$1,680,277
Over 1 year to 3 years	295,290	333,769
Over 3 years to 5 years	256,928	96,558
Over 5 years	6,893	5,623
Total	$2,010,016	$2,116,227

Loans Sold with Recourse

The Company has loans sold with recourse that meet the definition of a guarantee. For loans sold with recourse under the terms of its multi-family sales program with FNMA, the Company retained a portion of the associated credit risk. The unpaid principal balance outstanding of loans sold in these programs was $2.9 billion as of September 30, 2014 and $4.3 billion as of December 31, 2013. As a result of its agreement with FNMA, the Company retained a 100% first loss position on each multi-family loan sold to FNMA until the earlier to occur of (i) the aggregate approved losses on multi-family loans sold to FNMA reaching the maximum loss exposure for the portfolio as a whole of $152.8 million as of September 30, 2014 and $159.0 million as of December 31, 2013, or (ii) all of the loans sold to FNMA under this program being fully paid off. Any losses sustained as a result of impediments in standard representations and warranties would be in addition to the maximum loss exposure.

The Company has established a liability which represents the fair value of the retained credit exposure and the amount the Company estimates it would have to pay a third party to assume the retained recourse obligation. The estimated liability is calculated as the present value of losses that the portfolio is projected to incur based upon internal specific information and an industry-based default curve with a range of estimated losses. At September 30, 2014 and December 31, 2013, the Company had $47.1 million and $68.0 million, respectively, of reserves classified in accrued expenses and payables on the Condensed Consolidated Balance Sheets related to the fair value of the retained credit exposure for loans sold to FNMA under this program. The Company's commitment will expire in March 2039 based on the maturity of the loans sold with recourse. Losses sustained by the Company may be offset, or partially offset, by proceeds resulting from the disposition of the underlying mortgaged properties. Approval from FNMA is required for all transactions related to the liquidation of properties underlying the mortgages. Separate from the recourse agreement described above, beginning in 2013, the Company has purchased approximately $1.5 billion of performing loans previously sold to FNMA. Refer to further discussion of this purchase in Note 9 Other Assets to the Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Additionally, during the period from 1999 to 2002, residential mortgage loans were sold with recourse and credit enhancement features to FNMA and FHLMC. The remaining unpaid principal balance of these loans was $58.8 million and $65.7 million at September 30, 2014 and December 31, 2013, respectively, and the remaining maximum amount of credit exposure on these loans was $23.4 million and $25.6 million for the same periods. The Company has posted collateral in the amount of $0.9 million at September 30, 2014 and December 31, 2013 to be utilized for any losses incurred related to these loans.

Commitments to Sell Loans

The Company enters into forward contracts relating to its mortgage banking business to hedge the exposures from commitments to make new residential mortgage loans with existing customers and from mortgage loans classified as LHFS. These contracts mature in less than one year.

Representation and Warranty Liability

In the ordinary course of business, the Company sells residential loans on a non-recourse basis to certain government-sponsored entities ("GSEs") and private investors. In connection with these sales, the Company has entered into agreements containing various representations and warranties about, among other things, the ownership of the loans, the validity of the liens securing the loans, the loans' compliance with any applicable loan criteria established by the GSEs and the private investors, including underwriting standards and the ongoing existence of mortgage insurance, the absence of delinquent taxes or liens against the property securing the loans and the loans' compliance with applicable federal, state, and local laws. Breaches of these representations and warranties may require the Company to repurchase the mortgage loan or, if the loan has been foreclosed, the underlying collateral, or otherwise make whole or provide other remedies to the GSEs and the private investors. The repurchase liability is recorded within Accrued expenses and payables on the Condensed Consolidated Balance Sheet, and the related income statement activity is recorded in Mortgage banking revenue on the Condensed Consolidated Statement of Operations. In May 2014, the Company reached a settlement with FNMA for loans previously sold, resulting in an $8.0 million reduction in the representation and warranty liability. Management believes the Company's repurchase reserve appropriately reflects the estimated probable losses on repurchase claims for all loans sold and outstanding as of September 30, 2014. In making these estimates, the Company considers the losses it expects to incur over the lives of the loans sold. The table below represents the activity in the representation and warranty reserve for the dates indicated.

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Beginning Balance	$40,862	$56,221	$54,836	$50,662
Additions(1)	10,894	2,487	3,315	18,280
Reductions	(794)	(2,769)	(7,189)	(13,003)
Ending Balance	$50,962	$55,939	$50,962	$55,939
(1) - The additions for the nine-month period ended September 30, 2014 includes the $8.0 million reduction in the representation and warranty liability.
SCUSA Commitments

In connection with the sale of retail installment contracts through securitizations and other sales, SCUSA has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require SCUSA to repurchase loans previously sold to on- or off-balance sheet trusts or other third parties. As of September 30, 2014, SCUSA had no repurchase requests outstanding. In the opinion of management, the potential exposure of other recourse obligations related to SCUSA’s retail installment contract sales agreements will not have a material adverse effect on SCUSA’s consolidated financial position, results of operations, or cash flows.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

SCUSA has a letter of credit facility with the Santander - New York branch totaling $500.0 million at September 30, 2014. The amount issued was zero as of September 30, 2014. The letters of credit can serve as collateral for certain warehouse lines. These commitments will expire on December 31, 2014.

Santander has provided guarantees on the covenants, agreements, and obligations of SCUSA under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SCUSA as servicer.

SCUSA committed to purchase certain new advances on unsecured revolving financings originated by a third-party retailer, along with existing balances on accounts with new advances, for an initial term ending in April 2020 and renewing through April 2022 at the retailer's option. SCUSA also is required to make a profit-sharing payment to the retailer each month.

Under the terms of the agreement with Chrysler, SCUSA must make revenue-sharing payments to Chrysler, and also must make gain-sharing payments when residual gains on leased vehicles exceed a specified threshold.

Under the terms of an application transfer agreement with another OEM, SCUSA has the first opportunity to review for its own portfolio any credit applications turned down by the OEM's captive finance company. The agreement does not require SCUSA to originate any loans, but for each loan originated SCUSA will pay the OEM a referral fee, comprised of a volume bonus fee and a loss betterment bonus fee. The loss betterment bonus fee will be calculated annually and is based on the amount by which losses on loans originated under the agreement are lower than an established percentage threshold.

SCUSA is obligated to make purchase price hold back payments on a periodic basis to a third-party originator of loans that it has purchased if losses are lower than originally expected. SCUSA also is obligated to make total return settlement payments to this third-party originator in 2016 and 2017 if returns on the purchased pools are greater than originally expected.

SCUSA has a flow agreement with Bank of America under which SCUSA is committed to sell up to $300 million of eligible loans to the bank each month through May 2018. SCUSA retains servicing on all sold loans and may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at the time of sale. As of September 30, 2014, SCUSA was obligated to repurchase $17.1 million in loans sold to Bank of America under standard representations and warranties due to the loans not meeting Bank of America's collateral requirement.

SCUSA has sold loans to Citizens Bank of Philadelphia ("CBP") in 2014 under terms of a flow agreement and predecessor sale agreements. SCUSA retains servicing on the sold loans and will owe CBP a loss-sharing payment capped to 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by pool basis.

Under terms of agreements with a peer-to-peer unsecured lending platform company, SCUSA has committed to purchase at least the lesser of $30 million per month or 75% of the lending platform company's near-prime originations through July 2015, and the lesser of $30 million per month or 50% of the lending platform company's near-prime originations thereafter through July 2017. This commitment can be reduced or canceled with 90 days' notice.

Periodically, SCUSA is party to or is otherwise involved in various lawsuits and other legal proceedings that arise in the ordinary course of business. On August 26, 2014, a purported securities class action lawsuit was filed in the United States District Court, Southern District of New York. On October 6, 2014, another purported securities class action lawsuit was filed in the District Court of Dallas County, Texas and was subsequently removed to United States District Court, Northern District of Texas. Both lawsuits were filed against SCUSA, certain current and former SCUSA directors and executive officers and certain institutions that served as underwriters in the IPO. Each lawsuit was brought by a purported stockholder of SCUSA seeking to represent a class consisting of all those who purchased or otherwise acquired SCUSA's securities pursuant and/or traceable to SCUSA's Registration Statement and Prospectus issued in connection with the IPO. Each complaint alleges that the Registration Statement and Prospectus contained misleading statements concerning SCUSA's auto lending business and underwriting practices. Each lawsuit asserts claims under Section 11 and Section 15 of the Securities Act of 1933 and seeks damages and other relief.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

SCUSA is also party to or are otherwise involved periodically in reviews, investigations, proceedings (both formal and informal), and information-gathering requests by government and self-regulatory agencies, including the Federal Reserve, the CFPB, the DOJ, the Commission, the FTC and various state regulatory agencies regarding SCUSA's operations. Currently, such proceedings include a civil subpoena from the DOJ under The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") requesting the production of documents and communications that, among other things, relate to the underwriting and securitization of nonprime auto loans since 2007. Additionally, on October 28, 2014, SCUSA received a preservation letter and request for documents from the Commission requesting the preservation and production of documents and communications that, among other things, relate to the underwriting and securitization of auto loans since January 1, 2011. SCUSA also has received civil subpoenas from various state Attorneys General requesting similar documents and communications. SCUSA is in the process of complying with the requests for information and document preservation.

SCUSA does not believe that there are any proceedings, threatened or pending, that, if determined aversely, would have a material adverse effect on the consolidated financial position, results of operations, or liquidity of SCUSA.

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

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether the matter presents a loss contingency that is probable and estimable, at which time an accrued liability is established with respect to such loss contingency. The Company continues to monitor the matter for further developments that could affect the amount of the accrued liability previously established. For certain legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses. For other matters for which a loss is probable or reasonably possible, such an estimate is not possible. Management currently estimates that it is reasonably possible that the Company could incur losses in an aggregate amount of up to approximately $16.9 million in excess of the accrued liability, if any, with it also being reasonably possible that the Company could incur no such losses in these matters. This estimated range of reasonably possible losses represents the estimate of possible losses over the life of such legal matters, which may span an indeterminable number of years, and is based on information available as of September 30, 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

The matters for which it is reasonably possible that the Company will incur a significant loss are described below. The Company may include in some of the descriptions of individual disclosed matters certain quantitative information related to the plaintiff's claim against the Company as alleged in the plaintiff's pleadings or other public filings or otherwise based on publicly available information. While information of this type may provide insight into the potential magnitude of a matter, it does not necessarily represent the Company's estimate of reasonably possible loss or its judgment as to any currently appropriate accrual. Refer to Note 12 for disclosure regarding the lawsuit filed by the Company against the IRS/United States.

Other Regulatory and Governmental Matters

Foreclosure Matters

On May 22, 2013, the Bank received a subpoena from the U.S. Attorney's Office for the Southern District of New York seeking information regarding claims for foreclosure expenses incurred in connection with the foreclosure of loans insured or guaranteed by the FHA, FNMA or FHLMC. The Bank is cooperating with the investigation; however, there can be no assurance that claims or litigation will not arise from this matter.

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

As a result of this agreement, the participating servicers, including the Bank, ceased their independent foreclosure reviews, which involved case-by-case reviews, and replaced them with a broader framework allowing eligible borrowers to receive compensation in a more timely manner. This arrangement has not eliminated all of the Company's risks associated with foreclosures, since it does not protect the Bank from potential individual borrower claims, class actions lawsuits, actions by state attorneys general, or actions by the DOJ or other regulators. In addition, all of the other terms of the Order are still in effect.

Under the agreement, the Bank has paid $6.2 million into a remediation fund, the majority of which has been distributed to borrowers, and will engage in foreclosure avoidance activities, such as loan modifications and short sales over the next two years in an aggregate principal amount of $9.9 million. In return, the OCC waived any civil money penalties that could have been assessed against the Bank. During 2013, the Company submitted for credit from the OCC mortgage loans in the amount of $74.1 million, which represents the principal balance of mortgage loans for which the Bank completed foreclosure avoidance activities with its borrowers. As of September 30, 2014, the Bank had already exceeded its requirements under the settlement agreement. The OCC is requiring the Bank to engage a consultant to validate that the submissions the Bank has made to the OCC qualify as foreclosure avoidance activities under the terms of the agreement.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Identity Theft Protection Product Matter

The Bank has been in discussions to address concerns that some customers may have paid for but did not receive certain benefits of an identity theft protection product from a third-party vendor. The Bank remains in discussions with the third-party vendor on potential remedial actions to impacted customers. During 2013, fees expected to be returned to customers of $30.0 million were expensed within general and administrative expenses on the Condensed Consolidated Statement of Operations. As of September 30, 2014, $15.8 million of payments were returned to customers as part of the remediation. On October 15, 2014, the final remediation payment for identity theft product fee payments to customers of $21.4 million was paid, bringing the total remediation payments in 2014 to $37.2 million. Other banks which sold identity theft protection products have received civil money penalties from regulators. The Bank has not received any fines to date and does not expect that any fines or additional customer remediation would have a material adverse effect on its financial condition or results of operations.

Marketing of Overdraft Coverage

On April 1, 2014, the Bank received a Civil Investigative Demand (“CID”) from the CFPB. The CID requests information and documents in connection with the Bank’s marketing to consumers of overdraft coverage for ATM and/or onetime debit card transactions. Pursuant to the terms of the CID, the information obtained by the CFPB will be used to determine whether the Bank is in compliance with laws administered by the CFPB. The Bank is cooperating with the investigation; however there can be no assurance that claims or litigation will not arise from this matter.

The Company's practice is to cooperate fully with regulatory and governmental investigations, audits and other inquiries, including those described above.

NOTE 16. RELATED PARTY TRANSACTIONS

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

NOTE 17. FAIR VALUE

General

As of September 30, 2014, $16.8 billion of the Company’s total assets consisted of financial instruments measured at fair value on a recurring basis, including financial instruments for which the Company elected the fair value option. Approximately $10.2 million of these financial instruments were measured using quoted market prices for identical instruments or Level 1 inputs. Approximately $14.5 billion of these financial instruments were measured using valuation methodologies involving market-based and market-derived information, or Level 2 inputs. Approximately $2.3 billion of these financial instruments were measured using model-based techniques, or Level 3 inputs, and represented approximately 13.9% of total assets measured at fair value and approximately 2.1% of total consolidated assets.

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

NOTE 17. FAIR VALUE (continued)

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

There were no transfers between Levels 1, 2 and 3 during the three-month period ended September 30, 2014 for any assets or liabilities valued at fair value on a recurring basis. During the nine-month period ended September 30, 2014, the Company transferred certain of its asset-backed securities from Level 2 to Level 3 due to limited price transparency in connection with their limited trading activity. There were no other transfers between Levels 1, 2 and 3 during the nine-month period ended September 30, 2014. There were no transfers between Levels 1, 2 and 3 during the three-month and nine-month periods ended September 30, 2013 for any assets or liabilities valued at fair value on a recurring basis.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17. FAIR VALUE (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of September 30, 2014 and December 31, 2013.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at September 30, 2014
	(in thousands)
Financial assets:
US Treasury and government agency securities	$—	$1,503,289	$—	$1,503,289
Corporate debt	—	2,188,589	—	2,188,589
Asset-backed securities	—	1,431,922	1,174,459	2,606,381
Equity securities	10,193	—	—	10,193
State and municipal securities	—	1,823,114	—	1,823,114
Mortgage backed securities	—	6,930,903	—	6,930,903
Total investment securities available-for-sale	10,193	13,877,817	1,174,459	15,062,469
Trading securities	—	122,872	—	122,872
Retail installment contracts held for investment	—	—	1,026,512	1,026,512
Loans held for sale	—	184,940	—	184,940
Mortgage servicing rights	—	—	131,791	131,791
Derivatives:
Fair value	—	3,182	—	3,182
Cash flow	—	10,441	—	10,441
Mortgage banking interest rate lock commitments	—	—	2,065	2,065
Customer related	—	194,028	—	194,028
Foreign exchange	—	19,067	—	19,067
Mortgage servicing	—	1,793	—	1,793
Interest rate swap agreements	—	1,086	—	1,086
Interest rate cap agreements	—	60,524	—	60,524
Other	—	5,801	8	5,809
Total financial assets	$10,193	$14,481,551	$2,334,835	$16,826,579
Financial liabilities:
Derivatives:
Fair value	$—	$1,250	$—	$1,250
Cash flow	—	24,902	—	24,902
Mortgage banking forward sell commitments	—	660	—	660
Customer related	—	160,585	—	160,585
Total return swap	—	494	285	779
Foreign exchange	—	15,927	—	15,927
Mortgage servicing	—	226	—	226
Interest rate swaps	—	16,186	—	16,186
Option for interest rate cap	—	60,580	—	60,580
Other	—	6,335	58	6,393
Total financial liabilities	$—	$287,145	$343	$287,488

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17. FAIR VALUE (continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
September 30, 2014
Impaired loans held for investment	$—	$108,071	$47,929	$156,000
Foreclosed assets	—	24,605	—	24,605
Repossessed vehicle inventory	—	138,345	—	138,345

December 31, 2013
Impaired loans held for investment	$—	$149,796	$137,356	$287,152
Foreclosed assets	—	57,431	—	57,431

Valuation Processes and Techniques

Impaired loans held for investment represents the recorded investment of impaired commercial loans for which the Company periodically records nonrecurring adjustments of collateral-dependent loans measured for impairment when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Appraisals are obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties, which are considered Level 2 inputs. Loans for which the value of the underlying collateral is determined using a combination of real estate appraisals, field exams and internal calculations are considered Level 3 inputs. The inputs in the internal calculations include the loan balance, estimation of the collectability of the underlying receivables held by the customer used as collateral, sale and liquidation value of the inventory held by the customer used as collateral, and historical loss-given-default parameters. In cases in which the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. The total carrying value of these loans was $103.7 million and $209.1 million at September 30, 2014 and December 31, 2013, respectively.

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

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Condensed Consolidated Statements of Operations relating to assets held at period-end:

	Statement of Operations Location	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
		(in thousands)
		2014	2013	2014	2013
Impaired loans held for investment	Provision for credit losses	$(12,826)	$(13,252)	$(17,652)	$(11,175)
Foreclosed assets	Other administrative expense	(167)	(1,168)	(519)	(3,571)
Repossessed vehicle inventory	Provision for credit losses	844,474	—	1,529,173	—
		$831,481	$(14,420)	$1,511,002	$(14,746)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17. FAIR VALUE (continued)

Level 3 Rollforward for Recurring Assets and Liabilities

The tables below present the changes in all Level 3 balances for the three-month and nine-month periods ended September 30, 2014 and 2013, respectively.

Three-Month Period Ended September 30, 2014
	Investments Available-for-Sale	Retail Installment Contracts Held for Investment	MSRs	Derivatives	Total
	(in thousands)
Balance, June 30, 2014	$1,243,872	$1,273,072	$124,118	$3,741	$2,644,803
Gains in other comprehensive income	(849)	—	—	—	(849)
Gains/(losses) in earnings	—	116,177	(2,726)	(2,118)	111,333
Additions/Issuances	69,543	—	16,078	—	85,621
Settlements(1)	(138,107)	(362,737)	(5,679)	107	(506,416)
Balance, September 30, 2014	$1,174,459	$1,026,512	$131,791	$1,730	$2,334,492
Changes in unrealized losses included in earnings related to balances still held at September 30, 2014	$—	$—	$(2,726)	$(91)	$(2,817)

Nine-Month Period Ended September 30, 2014
	Investments Available-for-sale	Retail Installment Contracts Held for Investment	MSRs	Derivatives	Total
	(in thousands)
Balance, December 31, 2013	$52,940	$—	$141,787	$164	$194,891
Gains in other comprehensive income	1,021	—	—	—	1,021
Gains/(losses) in earnings	—	475,607	(14,078)	1,212	462,741
Additions/Issuances	171,869	1,870,383	20,081	—	2,062,333
Settlements(1)	(222,831)	(1,319,478)	(15,999)	354	(1,557,954)
Transfers into level 3	1,171,460	—	—	—	1,171,460
Balance, September 30, 2014	$1,174,459	$1,026,512	$131,791	$1,730	$2,334,492
Changes in unrealized losses included in earnings related to balances still held at September 30, 2014	$—	$—	$(14,078)	$(306)	$(14,384)

(1)	Settlements include charge-offs, prepayments, pay downs and maturities.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17. FAIR VALUE (continued)

Three-Month Period Ended September 30, 2013
	Investments Available for Sale	MSRs	Derivatives	Total
	(in thousands)
Balance, June 30, 2013	$54,369	$138,141	$(9,969)	$182,541
Losses in other comprehensive income	(1,123)	—	—	(1,123)
Gains/(losses) in earnings	—	(3,137)	12,955	9,818
Additions/Issuances	—	8,489	—	8,489
Settlements(1)	(424)	(5,443)	107	(5,760)
Balance, September 30, 2013	$52,822	$138,050	$3,093	$193,965
Changes in unrealized losses included in earnings related to balances still held at September 30, 2013	$—	$(3,137)	$(15)	$(3,152)

Nine-Month Period Ended September 30, 2013
	Investments Available for Sale	MSRs	Derivatives	Total
	(in thousands)
Balance, December 31, 2012	$43,374	$92,512	$14,722	$150,608
Gains in other comprehensive income	10,701	—	—	10,701
Gains/(losses) in earnings	—	30,229	(11,946)	18,283
Additions/Issuances	—	32,535	—	32,535
Settlements(1)	(1,253)	(17,226)	317	(18,162)
Balance, September 30, 2013	$52,822	$138,050	$3,093	$193,965
Changes in unrealized gains (losses) included in earnings related to balances still held at September 30, 2013	$—	$30,229	$(48)	$30,181

(1) Settlements include prepayments, pay downs and maturities.

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

Certain ABS are valued using discounted cash flows. The discounted cash flows are obtained from a third-party pricing service using observable market data and therefore are classified as Level 2. Other ABS that could not be valued using a third-party pricing service are valued using an internally developed discounted cash flow model. When estimating the fair value using this model, the Company uses its best estimate of the key assumptions which include the discount rates and forward yield curves. The Company uses comparable bond indices based on industry, term, and rating to discount the expected future cash flows. Determining the comparability of assets involves significant subjectivity related to asset type differences, cash flows, performance and other inputs. The inability of the Company to corroborate the fair value of the ABS due to the limited available observable data on these ABS resulted in a fair value classification of Level 3.

The investments in a sale-leaseback security is thinly traded, and the Company determined the estimated fair value of this security by evaluating pricing information from a combination of sources such as third-party pricing services, third-party broker quotes for certain securities and other independent third-party valuation sources. These quotes are benchmarked against similar securities that are more actively traded to assess the reasonableness of the estimated fair value. The fair market value estimate assigned to this security assumes liquidation in an orderly fashion and not under distressed circumstances. Significant unobservable inputs include third-party quotes and pricing of comparable securities that are more actively traded, as well as management-determined comparability adjustments. Significant increases (decreases) in any of those inputs in isolation would result in a significantly higher (lower) fair value measurement.

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

Retail Installment Contracts Held for Investment

For certain retail installment contracts held for investment within loans held for investment, the Company has elected the fair value option. The fair values of the retail installment contracts are estimated using the discounted cash flow model. When estimating the fair value using this model, the Company uses significant unobservable inputs on key assumptions, which includes historical default rate and adjustments to reflect voluntary prepayments, prepayment rates based on available data from a comparable market securitization of similar assets, discount rates reflective of the cost of funding of debt issuance and recent historical equity yields, and recovery rates based on the average severity utilizing reported severity rates and loss severity utilizing available market data from a comparable securitized pool. Accordingly, retail installment contracts held for investment are classified as Level 3.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17. FAIR VALUE (continued)

These loans are regularly traded in active markets, and observable pricing information is available from market participants. The prices are adjusted as necessary to include the embedded servicing value in the loans and to take into consideration the specific characteristics of certain loans that are priced based on the pricing of similar loans. These adjustments represent unobservable inputs to the valuation, but are not considered significant given the relative insensitivity of the value to changes in these inputs to the fair value of the loans. Accordingly, residential mortgage LHFS are classified as Level 2. See further discussion below in the Fair Value Option for Financial Assets and Financial Liabilities section below.

Mortgage Servicing Rights

The model to value MSRs estimates the present value of the future net cash flows from mortgage servicing activities based on various assumptions. These cash flows include servicing and ancillary revenue, offset by the estimated costs of performing servicing activities. Significant assumptions used in the valuation of residential MSRs include changes in anticipated loan prepayment rates ("CPRs") and the discount rate, reflective of a market participant's required return on an investment for similar assets. Other important valuation assumptions include market-based servicing costs and the anticipated earnings on escrow and similar balances held by the Company in the normal course of mortgage servicing activities. All of these assumptions are considered to be unobservable inputs. Historically, servicing costs and discount rates have been less volatile than CPR and earnings rates, both of which are directly correlated with changes in market interest rates. Increases in prepayment speeds, discount rates and servicing costs result in lower valuations of MSRs. Decreases in the anticipated earnings rate on escrow and similar balances result in lower valuations of MSRs. For each of these items, the Company makes assumptions based on current market information and future expectations. All of the assumptions are based on standards that the Company believes would be utilized by market participants in valuing MSRs and are derived and/or benchmarked against independent public sources. Accordingly, MSRs are classified as Level 3. Gains and losses on MSRs are recognized on the Condensed Consolidated Statements of Operations through Mortgage banking income. See further discussion on MSRs in Note 9.

Listed below are the most significant inputs that are utilized by the Company in the evaluation of residential MSRs:

•	A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $5.1 million and $9.7 million, respectively, at September 30, 2014.

•	A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $4.6 million and $8.8 million, respectively, at September 30, 2014.

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

Derivatives

The valuation of these instruments is determined using widely accepted valuation techniques, including discounted cash flow analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable and unobservable market-based inputs. The fair value represents the estimated amount SHUSA would receive or pay to terminate the contract or agreement, taking into account current interest rates, foreign exchange rates, equity prices and, when appropriate, the current creditworthiness of the counterparties.

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

The discounted cash flow model is utilized to determine the fair value of the mortgage banking derivatives-interest rate lock commitments. The significant unobservable inputs for mortgage banking derivatives used in the fair value measurement of the Company's loan commitments are "pull through" percentage and the MSR value that is inherent in the underlying loan value. The pull through percentage is an estimate of loan commitments that will result in closed loans. Significant increases (decreases) in any of these inputs in isolation would result in significantly higher (lower) fair value measurements. Significant increases (decreases) in the fair value of a mortgage banking derivative asset (liability) results when the probability of funding increases (decreases). Significant increases (decreases) in the fair value of a mortgage loan commitment result when the embedded servicing value increases (decreases).

Gains and losses related to derivatives affect various line items in the Condensed Consolidated Statements of Operations. See Note 11 for a discussion of derivatives activity.

Level 3 Inputs - Significant Recurring Assets and Liabilities

The following table presents quantitative information about the significant unobservable inputs within significant Level 3 recurring assets and liabilities.

	Fair Value at September 30, 2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(in thousands)
Financial Assets:
Asset-backed securities
Financing bonds	$1,121,661	Discounted Cash Flow	Discount Rate (1)	0.62%-2.15% (1.26%)
Sale-leaseback securities	$52,798	Consensus Pricing (2)	Offered quotes (3)	133.77%
Retail installment contracts held for investment	$1,026,512	Discounted Cash Flow	ABS (4)	0.40%
			Prepayment rate (CPR) (5)	11.00%
			Discount Rate (6)	5.36%-12.00% (8.40%)
			Recovery Rate (7)	25.00%-45.00% (39.49%)
Mortgage servicing rights	$131,791	Discounted Cash Flow	Prepayment rate (CPR) (8)	0.24%-40.21% (10.71%)
			Discount Rate (9)	9.55%
Mortgage banking interest rate lock commitments	$2,065	Discounted Cash Flow	Pull through percentage (10)	72.79%
			MSR value (11)	0.680%-0.990% (0.94%)

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17. FAIR VALUE (continued)

Fair Value of Financial Instruments

	September 30, 2014
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$2,051,229	$2,051,229	$2,051,229	$—	$—
Available-for-sale investment securities	15,062,469	15,062,469	10,193	13,877,817	1,174,459
Trading securities	122,872	122,872	—	122,872	—
Loans held for investment, net	72,721,430	71,992,083	—	108,071	71,884,012
Loans held for sale	277,057	276,093	—	276,093	—
Restricted cash	2,029,043	2,029,043	2,029,043	—	—
Mortgage servicing rights	131,791	131,791	—	—	131,791
Derivatives	297,995	297,995	—	295,922	2,073

Financial liabilities:
Deposits	51,280,955	51,314,276	44,371,173	6,943,103	—
Borrowings and other debt obligations	37,383,063	37,990,526	—	29,900,446	8,090,080
Derivatives	287,488	287,488	—	287,145	343

	December 31, 2013
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$4,226,947	$4,226,947	$4,226,947	$—	$—
Available-for-sale investment securities	11,646,240	11,646,240	9,841	11,583,459	52,940
Debentures of FHLB	19,862	20,000	—	20,000	—
Loans held for investment, net	49,087,340	49,307,888	—	149,796	49,158,092
Loans held for sale	128,949	128,949	—	128,949	—
Restricted cash	97,397	97,397	97,397	—	—
Mortgage servicing rights	141,787	141,787	—	—	141,787
Derivatives	256,885	256,885	—	256,324	561

Financial liabilities:
Deposits	49,521,406	49,609,846	41,382,336	8,227,510	—
Borrowings and other debt obligations	12,376,624	13,210,300	—	13,210,300	—
Derivatives	273,703	273,703	—	273,306	397

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

As of September 30, 2014 and December 31, 2013, the Company had $2.0 billion and $97.4 million, respectively, of restricted cash. Restricted cash is related to cash restricted for investment purposes, cash posted for collateral purposes, cash advanced for loan purchases, and lockbox collections. Cash and cash equivalents, including restricted cash, have maturities of three months or less and, accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

Debentures of FHLB

Other investments include debentures of the FHLB. The related fair value measurements have generally been classified as Level 2, as carrying value approximates fair value. The debentures of the FHLB matured in September 2014.

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

Fair Value Option for Financial Assets and Financial Liabilities

Loans held for sale

The Company's LHFS portfolio primarily consists of residential mortgages. The Company adopted the fair value option on residential mortgage loans classified as held-for-sale, which allows the Company to record the mortgage LHFS portfolio at fair market value compared to the lower of cost, net of deferred fees, deferred origination costs, or market. The Company economically hedges its residential LHFS portfolio, which is reported at fair value. A lower of cost or market accounting treatment would not allow the Company to record the excess of the fair market value over book value, but would require the Company to record the corresponding reduction in value on the hedges. Both the loans and related hedges are carried at fair value, which reduces earnings volatility, as the amounts more closely offset.

Retail installment contracts held for investment

To reduce accounting and operational complexity, the Company elected the fair value option for certain of its retail installment contracts held for investment in connection with the Change in Control. These loans consisted of all of SCUSA’s retail installment contracts accounted for by SCUSA under ASC 310-30, as well as all of SCUSA’s retail installment contracts that were more than 60 days past due at the date of the Change in Control, which collectively had an aggregate outstanding unpaid principal balance of $2.6 billion with a fair value of $1.9 billion at the date of the Change in Control.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17. FAIR VALUE (continued)

The following table summarizes the difference between the fair value and the principal balance of residential mortgage loans and retail installment contracts measured at fair value as of September 30, 2014.

	Fair Value	Aggregate Unpaid Principal Balance	Difference
	(in thousands)
Residential mortgage loans held for sale	$184,940	$182,556	$2,384
Nonaccrual loans	—	—	—

Retail installment contracts held for investment	$1,026,512	$1,317,176	$(290,664)
Nonaccrual loans	100,320	175,870	(75,550)

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

The Company's residential MSRs had an aggregate fair value of $131.8 million at September 30, 2014. Changes in fair value totaling a loss of $14.1 million were recorded in net mortgage banking income in the Condensed Consolidated Statement of Operations during the nine-month period ended September 30, 2014.

NOTE 18. BUSINESS SEGMENT INFORMATION

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18. BUSINESS SEGMENT INFORMATION (continued)

•
The Auto Finance & Alliances segment currently provides indirect consumer leasing as well as commercial loans to dealers and financing for commercial vehicles and municipal equipment. The Auto Finance and Alliances segment includes the activity related to the Bank's intercompany agreements with SCUSA.

In conjunction with the Chrysler Agreement, the Bank has an agreement with SCUSA where SCUSA provides the Bank with the first right to review and assess Chrysler dealer lending opportunities and, if the Bank elected, to provide the proposed financing. Historically and through September 30, 2014, SCUSA provided servicing under this arrangement. Effective October 1, 2014 the servicing of all Chrysler Capital receivables from dealers, including receivables held by the Bank and by SCUSA, were transferred to the Bank. The agreements executed in connection with this transfer require SCUSA to permit the Bank first right to review and assess Chrysler Capital dealer lending opportunities and require the Bank to pay SCUSA a Relationship Management Fee based upon the performance and yields of Chrysler Capital dealer loans held by the Bank. All intercompany revenue and fees between the Bank and SCUSA are eliminated in the consolidated results of SHUSA.

During 2014, the Bank entered into a flow agreement with SCUSA whereby the Bank has the first right to review and approve Chrysler Capital consumer vehicle lease applications. SCUSA may review any applications declined by the Bank for SCUSA’s own portfolio. SCUSA provides servicing and receives an origination fee on all leases originated under this agreement. All intercompany revenue and fees between the Bank and SCUSA are eliminated in the consolidated results of SHUSA.

•
The Real Estate and Commercial Banking segment offers commercial real estate loans, multi-family loans, commercial loans, and the Bank's related commercial deposits. This segment also provides financing and deposits for government entities and niche product financing for specific industries, including oil and gas and mortgage warehousing, among others.

•
The Global Banking & Markets segment serves the needs of global commercial and institutional customers by leveraging the international footprint of the Santander group to provide financing and banking services to corporations with over $500 million in annual revenues. GBM's offerings and strategy are based on Santander's local and global capabilities in wholesale banking.

•
SCUSA is a specialized consumer finance company focused on vehicle finance and unsecured consumer lending products. SCUSA’s primary business is the indirect origination of retail installment contracts, principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers. In conjunction with a ten-year private label financing agreement with the Chrysler group that became effective May 1, 2013, SCUSA offers a full spectrum of auto financing products and services to Chrysler customers and dealers under the Chrysler Capital brand. These products and services include consumer retail installment contracts and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit. SCUSA also originates vehicle loans through a Web-based direct lending program, purchases vehicle retail installment contracts from other lenders, and services automobile, recreational and marine vehicle portfolios for other lenders. Additionally, SCUSA has several relationships through which it provides unsecured consumer loans, private label credit cards and other consumer finance products.

Prior to the closing of the IPO in January 2014, the Company accounted for its investment in SCUSA under the equity method. Following the closing of the IPO, the Company consolidated the financial results of SCUSA in the Company’s condensed financial statements effective January 28, 2014. Accordingly, following the Change in Control, the segment performance in the first nine months of 2014 is reflective of the consolidated results inclusive of the results attributable to a 39% non-controlling interest. Results presented for the first nine months of 2013 are reflective of the Company's 65% equity method investment, and therefore may not be directly comparable.

SCUSA has entered into a number of intercompany agreements with the Bank as described above as part of the Auto Finance & Alliances segment. All intercompany revenue and fees between the Bank and SCUSA are eliminated in the consolidated results of SHUSA.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18. BUSINESS SEGMENT INFORMATION (continued)

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

During the first quarter of 2014, certain management and business line changes were announced as the Company reorganized its management reporting in order to improve its structure and focus to better align management teams and resources with the business goals of the Company and to provide enhanced customer service to its clients. These changes became effective for reporting purposes during the second quarter. Accordingly, the following changes were made within the Company's reportable segments to provide greater focus on each of its core businesses:

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

Certain segments previously deemed quantitatively significant no longer met the threshold and have been combined with the Other category as of September 30, 2014. Prior period results have been recast to conform to the new composition of the reportable segment.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18. BUSINESS SEGMENT INFORMATION (continued)

Results of Segments

The following tables present certain information regarding the Company’s segments.

For the Three-Month Period Ended	SHUSA excluding SCUSA					Non-GAAP measure(4)
September 30, 2014	Retail Banking	Auto Finance & Alliances	Real Estate and Commercial Banking	Global Banking & Markets	Other(2)	SCUSA(3)	SCUSA Purchase Price Adjustments	Eliminations	Total
	(dollars in thousands)
Net interest income	216,834	18,921	132,493	47,666	(13,860)	1,092,698	130,695	29	1,625,476
Total non-interest income	138,101	63,435	20,819	19,597	40,015	374,872	(4,075)	(8,938)	643,826
Provision/(release) for credit losses	35,827	2,036	(60,459)	7,990	14,606	770,105	243,252	—	1,013,357
Total expenses	272,798	62,621	48,694	16,968	186,855	415,403	(35,086)	(7,502)	960,751
Income/(loss) before income taxes	46,310	17,699	165,077	42,305	(175,306)	282,062	(81,546)	(1,407)	295,194

Intersegment (expense)/ revenue(1)	66,649	(4,389)	(76,308)	(9,083)	23,131	—	—	—	—
Total average assets	18,693,335	3,871,981	22,804,541	9,812,825	26,803,700	30,648,333	—	—	112,634,715

For the Nine-Month Period Ended	SHUSA excluding SCUSA					Non-GAAP measure(4)
September 30, 2014	Retail Banking	Auto Finance & Alliances	Real Estate and Commercial Banking	Global Banking & Markets	Other(2)	SCUSA	SCUSA Purchase Price Adjustments	Eliminations	Total
	(dollars in thousands)
Net interest income	646,420	56,463	380,111	134,680	(35,155)	3,238,551	310,652	(344,107)	4,387,615
Total non-interest income	308,947	103,808	70,098	57,218	98,546	927,958	241,067	(92,809)	1,714,833
Gain on change in control(3)	—	—	—	—	—	—	2,428,539	—	2,428,539
Provision/(release) for credit losses	56,171	3,726	(67,811)	6,229	(38,316)	2,057,260	242,915	(225,453)	2,034,721
Total expenses	772,683	108,660	138,567	52,608	544,402	1,307,851	70,066	(260,476)	2,734,361
Income/(loss) before income taxes	126,513	47,885	379,453	133,061	(442,695)	801,398	2,667,277	49,013	3,761,905

Intersegment (expense)/ revenue(1)	192,902	(9,807)	(237,516)	(27,178)	81,599	—	—	—	—
Total average assets	18,728,272	3,054,424	22,655,024	9,160,056	26,454,225	26,160,378	—		106,212,379

(1)	Intersegment revenue/ (expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 18. BUSINESS SEGMENT INFORMATION (continued)

For the Three- Month Period Ended
September 30, 2013	Retail Banking	Auto Finance & Alliances	Real Estate and Commercial Banking	Global Banking & Markets	Other(2)	Equity method investment in SCUSA	Total
	(dollars in thousands)
Net interest income	205,736	15,200	117,465	39,242	(8,962)	—	368,681
Total non-interest income	83,935	460	31,427	12,923	(5,511)	73,565	196,799
Provision/(release) for credit losses	25,025	904	2,462	(9,560)	(18,831)	—	—
Total expenses	234,570	3,336	46,869	14,721	170,584	—	470,080
Income/(loss) before income taxes	30,076	11,420	99,561	47,004	(166,226)	73,565	95,400

Intersegment revenue/(expense)(1)	47,136	(2,778)	(92,680)	(10,223)	58,545	—	—
Total average assets	19,117,271	1,820,113	21,929,726	7,716,827	27,231,375	—	77,815,312

For the Nine-Month Period Ended
September 30, 2013	Retail Banking	Auto Finance & Alliances	Real Estate and Commercial Banking	Global Banking & Markets	Other(2)	Equity method investment in SCUSA	Total
	(dollars in thousands)
Net interest income	571,933	45,344	337,429	124,291	70,979	—	1,149,976
Total non-interest income	304,390	1,403	96,386	59,672	30,165	378,996	871,012
Provision/(release) for credit losses	87,736	3,228	(4,092)	(2,068)	(57,954)	—	26,850
Total expenses	671,193	7,397	129,967	40,688	438,089	—	1,287,334
Income/(loss) before income taxes	117,394	36,122	307,940	145,343	(278,991)	378,996	706,804

Intersegment revenue/(expense)(1)	86,598	(8,399)	(284,517)	(35,436)	241,754	—	—
Total average assets	19,788,896	1,773,595	21,718,640	8,174,712	29,430,817	—	80,886,660

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

(2)
Other is not considered a segment and includes earnings from non-strategic assets, the investment portfolio, interest expense on the Company’s borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

NON-GAAP FINANCIAL MEASURES

The "Chief Operating Decision Maker," as described by ASC 280, Segment Reporting, manages SCUSA on a historical basis by reviewing the results of SCUSA on a pre-Change in Control basis. The Results of Segments table discloses SCUSA's operating information on the same basis that it is reviewed by SHUSA's Chief Operating Decision Maker to reconcile to SCUSA's U.S. GAAP results, purchase price adjustments and accounting for SCUSA as an equity method investment. The Company's non-GAAP information has limitations as an analytical tool, and the reader should not consider it in isolation, or as a substitute for analysis of our results or any performance measures under U.S. GAAP as set forth in our financial statements. The reader should compensate for these limitations by relying primarily on our U.S. GAAP results and using this non-GAAP information only as a supplement to evaluate the Company's performance.

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

The Bank’s primary business consists of attracting deposits from its network of retail branches, and originating small business loans, middle market, large and global commercial loans, multi-family loans, residential mortgage loans, home equity loans and lines of credit, and auto and other consumer loans throughout the Mid-Atlantic and Northeastern areas of the United States, focused throughout Pennsylvania, New Jersey, New York, New Hampshire, Massachusetts, Connecticut, Rhode Island, Delaware and Maryland. The Bank uses its deposits, as well as other financing sources, to fund its loan and investment portfolios. The Bank earns interest income on its loans and investments. In addition, the Bank generates other income from a number of sources, including deposit and loan services, sales of loans and investment securities, capital markets products and BOLI. The Bank’s principal expenses include interest expense on deposits, borrowings and other debt obligations, employee compensation and benefits, occupancy and facility-related costs, technology and other administrative expenses. The Bank’s loan and deposit volumes and, accordingly, the Company's financial results, are affected by competitive conditions, the economic environment, including interest rates, consumer and business confidence, and spending.

On January 28, 2014, the Company obtained a controlling financial interest in Santander Consumer USA Holdings Inc. (together with its subsidiaries, "SCUSA "), which is the holding company of Santander Consumer USA Inc. SCUSA, headquartered in Dallas, Texas, is a full-service, technology-driven consumer finance company focused on vehicle finance and unsecured consumer lending products.

On January 22, 2014, SCUSA's registration statement for an IPO of shares of its common stock (the “SCUSA Common Stock”), was declared effective by the SEC. Prior to the IPO, the Company owned approximately 65% of the shares of SCUSA Common Stock.

On January 28, 2014, the IPO closed, and certain stockholders of SCUSA, including the Company and Sponsor Auto Finance Holding Series LP (“Sponsor Holdings”), sold 85,242,042 shares of SCUSA Common Stock. Immediately following the IPO, the Company owned approximately 61% of the shares of SCUSA Common Stock. In connection with these sales, certain board representation, governance and other rights granted to DDFS LLC (“DDFS”) and Sponsor Holdings were terminated as a result of the reduction in DDFS and Sponsor Holdings’ collective ownership of shares of SCUSA Common Stock below certain ownership thresholds, causing the Company to control SCUSA (the “Change in Control”).

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

ECONOMIC AND BUSINESS ENVIRONMENT

Overview

During the third quarter of 2014, continued decline in unemployment, increases in consumer spending, and positive news in corporate earnings and market growth contributed to economic confidence as well as a quarterly GDP growth of 3.5%, which exceeded economists' expectations.

The unemployment rate in September 2014 improved to 5.9%, down from 6.1% at June 30, 2014 and 7.2% one year ago. According to the U.S Bureau of Labor Statistics’ September release, the job growth is primarily attributed to the professional and business services, retail trade, and health care sectors.

Corporate growth during the third quarter resulted in a majority of companies meeting or exceeding analyst estimates. Furthermore, the total return for the year to date for the Dow Jones Industrial Average was 4.6% compared to approximately 3% for the year to date as of June 30, 2014. The year-to-date returns for the S&P 500 and Nasdaq Composite were 8.3% and 7.6% as of September 30, 2014, respectively, compared to year-to-date returns of 7.4% for both at June 30, 2014.

At its September meeting, the Federal Open Market Committee (the “FOMC”) continued to target 0-.25% for the federal funds rate and an inflation rate of 2.0%. While the federal funds rate has remained on target for the better part of 2014, the inflation rate remains just under 2.0%. Subsequent to the close of the third quarter, the FOMC also announced its plan to discontinue its agency MBS and long-term Treasury securities purchase programs, citing "substantial improvement in the outlook for the labor market" and strength in the overall economy to support progress towards maximum employment and price stability.

The 10-year Treasury bond rate at the end of the third quarter was 2.51%, remaining relatively flat quarter-over-quarter, which corresponds to stability in the 15- and 30-year mortgage rates. Over the past year, a bump up in the 10-year Treasury bond rate in 2013 corresponded to slight increases in mortgage interest rates and contributed to decreased mortgage origination and re-financing activity within the industry. During the third quarter, mortgage applications for new home purchases remained ultimately unchanged from the prior quarter after an early increase in July offset by a decrease in August. Refinance activity remained relatively consistent as a percentage of all mortgage application activity.

Despite the trends in consumer mortgage origination, commercial real estate and multifamily originations have increased 18% over the prior quarter and 16% over the same period in the prior year. As of the latest available information, the ratio of non-performing loans to total loans has decreased for 18 consecutive quarters for U.S. bank holding companies and banks, further supporting trends of improved credit quality and downward trends in general allowance reserves.

Changing market conditions are considered a significant risk factor to the Company. The continued low interest rate environment presents challenges in the growth of net interest income for the banking industry, which continues to rely on non-interest activities to support revenue growth. Changing market conditions and political uncertainty could have an overall impact on the Company's results of operations and financial condition. Such conditions could also impact the Company's credit risk, and the associated provision for credit losses and legal expense could increase.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

European Exposure

Concerns about the European Union’s sovereign debt and the future of the euro have caused uncertainty for financial markets globally. Other than borrowing agreements and related party transactions with Santander, as further described in the Financial Condition section of the MD&A Notes to the Condensed Consolidated Financial Statements, the Company's exposure to European countries includes the following:

	September 30, 2014
Country	Covered Bonds	Financial Institution Bonds	Non-Financial Institutions Bonds	Government Institution Bonds	Total
	(in thousands)
France	$—	$143,572	$4,950	$—	$148,522
Germany	—	—	139,560	—	139,560
Great Britain	—	135,821	296,095	—	431,916
Italy	—	48,768	58,080	—	106,848
Netherlands	—	32,996	—	—	32,996
Norway	—	—	7,994	—	7,994
Portugal	—	—	41,161	—	41,161
Spain	94,088	4,057	61,435	74,271	233,851
Sweden	—	77,837	—	—	77,837
Switzerland	—	14,967	—	—	14,967
	$94,088	$458,018	$609,275	$74,271	$1,235,652

The market value of the Company's European exposure at September 30, 2014 was $1.3 billion.

	December 31, 2013
Country	Covered Bonds	Financial Institution Bonds	Non-Financial Institutions Bonds	Government Institution Bonds	Total
	(in thousands)
France	$—	$186,660	$30,037	$—	$216,697
Germany	—	—	140,576	—	140,576
Great Britain	—	77,693	287,889	—	365,582
Italy	—	48,828	42,674	—	91,502
Netherlands	—	74,010	5,004	—	79,014
Norway	—	—	7,993	—	7,993
Portugal	—	—	41,396	—	41,396
Spain	94,544	4,098	121,808	67,914	288,364
Sweden	—	25,888	—	—	25,888
Switzerland	—	14,454	—	—	14,454
	$94,544	$431,631	$677,377	$67,914	$1,271,466

The market value of the Company's European exposure at December 31, 2013 was $1.3 billion.

These investments are included within corporate debt securities discussed in Note 4 to the Condensed Consolidated Financial Statements. The Company's total exposure to European entities decreased $35.8 million, or 2.8%, from December 31, 2013 to September 30, 2014.

As of September 30, 2014, the Company had approximately $199.9 million of loans that were denominated in a currency other than the USD.

Overall, gross exposure to the foregoing countries was approximately 1.1% of the Company's total assets as of September 30, 2014, and no more than 1% was to any given country or third party. The Company currently does not have credit protection on any of these exposures, nor does it provide lending services in Europe. The Company transacts with various European banks as counterparties to interest rate swaps and foreign currency transactions for its hedging and customer-related activities; however, these derivatives transactions are generally subject to master netting and collateral support agreements, which significantly limit the Company’s exposure to loss.

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

Credit Rating Actions

The following table presents Moody's and S&P credit ratings for the Bank, SHUSA, Santander and the Kingdom of Spain as of September 30, 2014:

	BANK		SHUSA		SANTANDER		SPAIN
	Moody's	S&P	Moody's	S&P	Moody's	S&P	Moody's	S&P
LT Senior Debt	Baa1	BBB	Baa2	BBB	Baa1	BBB+	Baa2	BBB
ST Deposits	P-2	A-2	P-2	A-2	P-2	A-2	P-2	A-2
Outlook	Stable	Stable	Negative	Stable	Stable	Stable	Positive	Stable

In September 2014, the ratings for the Company and the Bank were affirmed. SHUSA funds its operations independently of the other entities owned by Santander, and believes its business is not necessarily closely related to the business or outlook of other entities owned by Santander. During the second quarter of 2014, S&P upgraded the long-term senior debt rating of Santander from BBB to BBB+. S&P also upgraded the Kingdom of Spain's long-term debt rating from BBB- to BBB and short-term deposits rating from A-3 to A-2. Future adverse changes in the credit ratings of Santander or the Kingdom of Spain could also further adversely impact SHUSA's or its subsidiaries' credit ratings, and any other adverse change in the condition of Santander could adversely affect SHUSA.

The Bank estimates a one or two notch downgrade by either S&P or Moody's would require the Bank to post up to an additional $4.25 million or $4.5 million, respectively, to comply with existing derivative agreements.

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

The Company expects to become subject to a public enforcement action (the “Regulatory Action”) with the Federal Reserve Bank of Boston in the near future. Although the Company has not yet received a draft of such Regulatory Action, the Company believes that the Regulatory Action will require the Company to make enhancements with respect to, among other matters, board and senior management oversight of the consolidated organization, risk management, and new business initiatives.

Since the end of the second quarter, the Company has taken a series of actions to strengthen its board and senior management oversight of the consolidated organization, risk management, and new business initiatives including:

•	Hiring additional management and staff in the capital planning, information technology, internal controls, and risk management areas;

•	Enhancing the risk infrastructure and risk monitoring processes;

•	Redefining the framework governing corporate policies and procedures; and

•	Aligning the structure and governance of management level committees in the Company and its subsidiaries.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

More specifically, the Act imposes heightened prudential requirements on bank holding companies ("BHCs") with at least $50.0 billion in total consolidated assets (often referred to as “systemically important financial institutions”), which includes the Company, and requires the Federal Reserve to establish prudential standards for such BHCs that are more stringent than those applicable to other BHCs, including standards for risk-based requirements and leverage limits; heightened capital standards, including eliminating trust preferred securities as Tier 1 regulatory capital; enhanced risk-management requirements; and credit exposure reporting and concentration limits. These changes are expected to impact the profitability and growth of the Company.

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

In March 2013, the CFPB issued a bulletin recommending that indirect vehicle lenders, a class that includes SCUSA, take steps to monitor and impose controls over dealer markup policies under which dealers charge consumers higher interest rates, with the markup shared between the dealer and the lender.

The CFPB is also conducting supervisory audits of large vehicle lenders and has indicated it intends to study and take action with respect to possible Equal Credit Opportunity Act (“ECOA”) “disparate impact” credit discrimination in indirect vehicle finance. If the CFPB enters into a consent decree with one or more lenders on disparate impact claims, it could negatively impact the business of the affected lenders, and potentially the business of dealers and other lenders in the vehicle finance market. This impact on dealers and lenders could increase SCUSA's regulatory compliance requirements and associated costs. On July 23, 2014, an automotive finance industry publication reported on complaints related to automotive finance institutions filed with the CFPB over the first half of 2014 compared to the prior year. SCUSA believes that the rise in CFPB complaints for SCUSA over the last year is attributable to portfolio growth, inclusion of its entire serviced portfolio (on and off book) and consumer credit quality. Based on an internal analysis, SCUSA believes that it was at fault in less than 6% of its CFPB complaints. SCUSA logs and investigates all complaints, and tracks each complaint until it is resolved or otherwise settled.

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

Other requirements of the DFA include increases in the amount of deposit insurance assessments the Bank must pay; changes to the nature and levels of fees charged to consumers, which are negatively affecting the Bank's income; banning banking organizations from engaging in proprietary trading and restricting their sponsorship of, or investing in, hedge funds and private equity funds, subject to limited exceptions; and increasing regulation of the derivatives markets through measures that broaden the derivative instruments subject to regulation and requiring clearing and exchange trading as well as imposing additional capital and margin requirements for derivatives market participants, which will increase the cost of conducting this business.

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

The final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that MSRs, deferred tax assets dependent upon future taxable income, and significant investments in non-consolidated financial entities are deducted from CET1 to the extent any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 for SHUSA and the Bank is to begin on January 1, 2015 and be phased in over three years.

As of September 30, 2014, the Bank's and SHUSA's Tier 1 common capital ratio under Basel III, on a fully phased-in basis under the standardized approach, were 12.93% and 10.65% respectively, based on management's interpretation of the final rules adopted by the FRB in July 2013. The estimate is based on management’s current interpretation, expectations, and understanding of the final U.S. Basel III rules. As mentioned above, the minimum required Tier 1 common capital ratio is comprised of the 4.5% minimum and the 2.5% conservation buffer. On that basis, we believe that, as of September 30, 2014, the Company would remain well-capitalized under the currently enacted capital adequacy requirements of Basel III, including when implemented on a fully phased-in basis.

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

On October 24, 2013, the FRB, FDIC, and OCC ("the agencies") issued a proposal to implement the Basel III LCR for certain internationally active banks and nonbank financial companies and a modified version of the LCR for certain depository institution holding companies that are not internationally active. On September 3, 2014 the agencies approved the final LCR rule. The agencies stressed the LCR is a key component in their effort to strengthen the liquidity soundness of the U.S. financial sector and is used to complement the broader liquidity regulatory framework and supervisory process such as Enhanced Prudential Standards and Comprehensive Liquidity Analysis and Review. The agencies have mandated a phased implementation approach where the most globally important covered companies (more than $700 billion in assets) and large regionals ($250 billion to $700 billion in assets) are required to report their LCR calculation beginning January 1, 2015. Smaller covered companies (more than $50 billion in assets) such as SHUSA are required to report their LCR calculation monthly beginning January 1, 2016.

On October 31, 2014, the Basel Committee on Banking Supervision issued the final standard for the NSFR. The NSFR requires banks to maintain a stable funding profile in relation to their on- and off-balance sheet activities, thus reducing the likelihood that disruptions to a bank's regular sources of funding will erode its liquidity position in a way that could increase the risk of its failure and potentially lead to broader systemic stress. NSFR will become a minimum standard by January 1, 2018.

The U.S. Notice of Proposed Rule making on NSFR is expected to be published in 2015.

Enhanced Prudential Standards for Capital Adequacy

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

On September 15, 2014, the Company entered into a written agreement with the Federal Reserve Bank of Boston. Under the terms of the written agreement, the Company must serve as a source of strength to the Bank; strengthen Board oversight of planned capital distributions by the Company and its subsidiaries; and not declare or pay, and not permit any nonbank subsidiary that is not wholly-owned by the Company to declare or pay, any dividends and not make, or permit any such subsidiary to make, any capital distribution, in each case without the prior written approval of the Federal Reserve Bank of Boston.

The Company expects to become subject to a public enforcement action (the “Regulatory Action”) with the Federal Reserve Bank of Boston in the near future. Although the Company has not yet received a draft of such Regulatory Action, the Company believes that the Regulatory Action will require the Company to make enhancements with respect to, among other matters, board and senior management oversight of the consolidated organization, risk management, and new business initiatives.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Enhanced Prudential Standards for Liquidity

On February 18, 2014, the Board of Governors of the FRB approved a final rule (the “Final Rule”) implementing certain of the enhanced prudential standards mandated by Section 165 of the DFA. The Final Rule applies the enhanced prudential standards to (i) U.S. BHCs with $50 billion (and in some cases $10 billion) or more in total consolidated assets and (ii) foreign banking organizations with a U.S. banking presence, through branches, agencies or depository institutions. The Final Rule implements, as new requirements for U.S. BHCs, Section 165’s risk management requirements (including requirements, duties and qualifications for a risk management committee and chief risk officer), liquidity stress testing and buffer requirements. U.S. BHCs with total consolidated assets of $50 billion or more on June 30, 2014 will be subject to the liquidity requirements as of January 1, 2015.

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

The Bank represents 0.17% of the total $9.3 billion settlement among the participating banks and is the smallest participant in the agreement. The total $16.1 million related to the remediation fund and mortgage modifications was fully reserved at June 30, 2014.

Identity Theft Protection Product Matter

The Bank has been in discussions to address concerns that some customers may have paid for but did not receive certain benefits of an identity theft protection product from a third-party vendor. The Bank remains in discussions with the third-party vendor on potential remedial actions to impacted customers. During 2013, fees expected to be returned to customers of $30.0 million were expensed within general and administrative expenses on the Condensed Consolidated Statement of Operations. As of September 30, 2014, $15.8 million of payments were returned to customers as part of the remediation. On October 15, 2014, the final remediation payment for identity theft product fee payments to customers of $21.4 million was paid, bringing the total remediation payments in 2014 to $37.2 million. Other banks which sold identity theft protection products have received civil money penalties from regulators. The Bank has not received any fines to date and does not expect that any fines or additional customer remediation would have a material adverse effect on its financial condition or results of operations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Financial Institutions Reform, Recovery, and Enforcement Act

In August 2014, SCUSA received a civil subpoena from the DOJ under The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") requesting the production of documents and communications that, among other things, relate to the underwriting and securitization of nonprime auto loans since 2007.

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

The following activities are disclosed in response to Section 13(r) with respect to affiliates of Santander U.K. within the Santander group.

During the period covered by this quarterly report:

•
Santander UK entity holds frozen savings and current accounts for three customers resident in the U.K. who are currently designated by the U.S for terrorism. The accounts held by each customer were blocked after the customer's designation and have remained blocked and dormant for the nine months ended September 30, 2014. No revenue has been generated by the Santander UK entity on these accounts.

•
An Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the NPWMD designation, holds a mortgage with a Santander U.K. entity that was issued prior to any such designation. No further draw-down has been made (or would be allowed) under this mortgage, although the Santander U.K. entity continues to receive repayment installments. In the nine months ended September 30, 2014, total revenue in connection with this mortgage was approximately £1,800, while net profits were negligible relative to the overall profits of Santander U.K. Santander U.K. does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with Santander Asset Management UK Limited. The accounts have remained frozen for the nine months ended September 30, 2014. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. In the nine months ended September 30, 2014, total revenue for the Group in connection with the investment accounts was approximately £188 while net profits were negligible relative to its overall profits of Santander.

•	In addition, during the third quarter of 2014, Santander UK has identified two additional customers.
A UK national is designated by the U.S under the NPWMD sanctions program and holds a business account, under which no transactions have taken place. This account is in the process of being closed. No revenue or profits have been generated.
A second UK national designated by the U.S for terrorism held a personal current account and a personal credit card account in the third quarter of 2014, both of which have now been closed. Although transactions took place on the current account during the reportable period, revenue and profits generated were negligible. No transactions took place on the credit card.

In addition, the Santander group has certain legacy export credits and performance guarantees with Bank Mellat, which are included in the U.S. Department of the Treasury’s Office of Foreign Assets Control’s Specially Designated Nationals and Blocked Persons List. Santander entered into two bilateral credit facilities in February 2000 in an aggregate principal amount of €25.9 million. Both credit facilities matured in 2012. In addition, in 2005 Santander participated in a syndicated credit facility for Bank Mellat of €15.5 million, which matures on July 6, 2015. As of September 30, 2014, Santander was owed €3.1 million under this credit facility.

Bank Mellat has been in default under all of these agreements in recent years, and Santander has been and expects to continue to be repaid any amounts due by official export credit agencies, which insure between 95% and 99% of the outstanding amounts under these credit facilities. No funds have been extended by Santander under these facilities since they were granted.

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

In the aggregate, all of the transactions described above resulted in approximately €30,000 in gross revenues and approximately in €46,000 net loss to the Santander group in the nine months ended September 30, 2014, all of which resulted from the performance of export credit agencies rather than any Iranian entity. The Santander group has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. The Santander group is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount - which payment would be frozen as explained above (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). Accordingly, the Santander group intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
(Dollars in thousands)	2014	2013	2014	2013
Net interest income	$1,625,476	$368,681	$4,387,615	$1,149,976
Provision for credit losses	(1,013,357)	—	(2,034,721)	(26,850)
Total non-interest income	643,826	196,799	4,143,372	871,012
General and administrative expenses	(919,743)	(450,661)	(2,530,262)	(1,209,579)
Other expenses	(41,008)	(19,419)	(204,099)	(77,755)
Income before income taxes	295,194	95,400	3,761,905	706,804
Income tax provision	(36,102)	(18,692)	(1,285,855)	(156,670)
Net income	$259,092	$76,708	$2,476,050	$550,134

•
Net interest income increased $1.3 billion and $3.2 billion for the three-month and nine-month periods ended September 30, 2014, respectively, compared to the corresponding periods in 2013. These increases were primarily caused by the impact of approximately $1.2 billion and $3.2 billion earned following the Change in Control for the three-month and nine-month periods ended September 30, 2014, respectively.

•
The provision for credit losses increased to $1.0 billion and $2.0 billion for the three-month and nine-month periods ended September 30, 2014, respectively, compared to no provisions for credit losses for the three-month period ended September 30, 2013, and a provision of $26.9 million for the nine-month period ended September 30, 2013. The increases were primarily due to the Change in Control.

•
Total non-interest income increased $447.0 million and $3.3 billion for the three-month and nine-month periods ended September 30, 2014, respectively, compared to the corresponding periods in 2013, primarily due to the $2.4 billion gain recognized from the Change in Control during the first quarter of 2014. Also contributing to the increase was miscellaneous income increasing $393.1 million and $1.1 billion for the three-month and nine-month periods ended September 30, 2014, respectively, which was offset by decreases in equity method investment income of $74.9 million and $357.5 million for the three-month and nine-month periods ended September 30, 2014, respectively, and increased in mortgage banking revenue of $73.0 million and $19.9 million for the three-month and nine-month periods ended September 30, 2014, respectively, compared to the corresponding periods in 2013.

•
Total general and administrative expenses increased $469.1 million and $1.3 billion for the three-month and nine-month periods ended September 30, 2014, respectively, compared to the corresponding periods in 2013, primarily due to increased compensation and benefits and other administrative expenses.

•
Other expenses increased $21.6 million and $126.3 million for the three-month and nine-month periods ended September 30, 2014, respectively, compared to the corresponding periods in 2013, primarily due to Change in Control, and increased deposit insurance and other expenses.

•
The income tax provision increased $17.4 million and $1.1 billion to $36.1 million and $1.3 billion for the three-month and nine-month periods ended September 30, 2014, respectively, from a provision of $18.7 million and $156.7 million for the corresponding periods in 2013. The movement was primarily due to the tax impacts of the gain on Change in Control.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONDENSED CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013
	2014 (1)			2013
	Average Balance	Tax Equivalent Interest	Yield/ Rate	Average Balance	Tax Equivalent Interest	Yield/ Rate
	(in thousands)
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$14,889,844	$81,558	2.19%	$16,888,879	$86,452	2.04%
LOANS(2):
Commercial loans	26,573,374	217,094	3.24%	23,842,600	208,015	3.47%
Multi-family	9,055,704	99,276	4.35%	7,961,505	86,594	4.32%
Consumer loans:
Residential mortgages	9,518,535	95,577	4.02%	9,837,710	99,510	4.05%
Home equity loans and lines of credit	6,190,380	55,918	3.58%	6,382,980	56,992	3.54%
Total consumer loans secured by real estate	15,708,915	151,495	3.85%	16,220,690	156,502	3.85%
Retail installment contracts and auto loans	22,108,076	1,147,242	20.59%	137,705	2,548	7.34%
Personal unsecured	2,029,004	178,288	34.86%	459,890	13,293	11.47%
Other consumer(3)	1,417,671	32,385	9.06%	1,439,901	22,063	6.08%
Total consumer	41,263,666	1,509,410	14.52%	18,258,186	194,406	4.24%
Total loans	76,892,744	1,825,780	9.43%	50,062,291	489,015	3.88%
Allowance for loan losses (4)	(1,585,648)	—	—	(914,284)	—	—
NET LOANS	75,307,096	1,825,780	9.62%	49,148,007	489,015	3.96%
TOTAL EARNING ASSETS	90,196,940	1,907,338	8.40%	66,036,886	575,467	3.47%
Other assets(5)	22,437,775			11,778,426
TOTAL ASSETS	$112,634,715			$77,815,312
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest bearing demand deposits	$11,293,317	$10,783	0.38%	$9,675,657	$3,619	0.15%
Savings	4,015,718	1,328	0.13%	3,850,532	1,280	0.13%
Money market	20,230,827	23,953	0.47%	18,390,481	19,740	0.43%
Certificates of deposit	6,856,663	17,890	1.04%	9,620,460	26,919	1.11%
TOTAL INTEREST BEARING DEPOSITS	42,396,525	53,954	0.50%	41,537,130	51,558	0.49%
BORROWED FUNDS:
FHLB advances	8,192,461	66,443	3.22%	9,340,599	81,957	3.49%
Federal funds and repurchase agreements	—	—	—%	2,543	2	0.25%
Other borrowings	29,306,073	149,150	2.02%	3,575,536	60,312	6.69%
TOTAL BORROWED FUNDS (6)	37,498,534	215,593	2.29%	12,918,678	142,271	4.39%
TOTAL INTEREST BEARING FUNDING LIABILITIES	79,895,059	269,547	1.34%	54,455,808	193,829	1.42%
Noninterest bearing demand deposits	8,004,592			7,962,163
Other liabilities(7)	2,609,271			1,863,276
TOTAL LIABILITIES	90,508,922			64,281,247
STOCKHOLDER’S EQUITY	22,125,793			13,534,065
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$112,634,715			$77,815,312
TAXABLE EQUIVALENT NET INTEREST INCOME		$1,637,791			$381,638
NET INTEREST SPREAD (8)			7.06%			2.05%
NET INTEREST MARGIN (9)			7.21%			2.30%

(1)	Average balances are based on daily averages when available. When daily averages are unavailable, mid-month averages are substituted.

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

(6)	Refer to Note 10 to the Condensed Consolidated Financial Statements for further discussion.

(7)	Other liabilities primarily includes accounts payable and accrued expenses, derivative liabilities, net deferred tax liabilities and the unfunded lending commitments liability.

(8)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(9)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONDENSED CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2014 AND 2013
	2014 (1)			2013
	Average Balance	Tax Equivalent Interest	Yield/ Rate	Average Balance	Tax Equivalent Interest	Yield/ Rate
	(in thousands)
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$14,741,828	$243,063	2.20%	$18,724,395	$293,920	2.09%
LOANS(2):
Commercial loans	25,481,792	634,692	3.33%	24,562,902	632,782	3.44%
Multi-family	9,110,795	285,718	4.19%	7,684,586	255,891	4.45%
Consumer loans:
Residential mortgages	9,582,020	288,161	4.01%	10,327,280	310,352	4.01%
Home equity loans and lines of credit	6,214,366	166,548	3.58%	6,474,775	175,523	3.62%
Total consumer loans secured by real estate	15,796,386	454,709	3.84%	16,802,055	485,875	3.86%
Retail installment contracts and auto loans	19,069,809	3,039,566	21.31%	193,659	10,770	7.44%
Personal unsecured	1,636,746	450,790	36.82%	444,684	35,691	10.73%
Other consumer(3)	1,473,942	93,117	8.45%	1,535,091	69,941	6.09%
Total consumer	37,976,883	4,038,182	14.21%	18,975,489	602,277	4.24%
Total loans	72,569,470	4,958,592	9.13%	51,222,977	1,490,950	3.89%
Allowance for loan losses (4)	(1,262,839)	—	—	(961,725)	—	—
NET LOANS	71,306,631	4,958,592	9.29%	50,261,252	1,490,950	3.96%
TOTAL EARNING ASSETS	86,048,459	5,201,655	8.08%	68,985,647	1,784,870	3.46%
Other assets(5)	20,163,920			11,901,013
TOTAL ASSETS	$106,212,379			$80,886,660
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest bearing demand deposits	$10,965,717	$23,830	0.29%	$9,482,768	$10,544	0.15%
Savings	4,023,385	4,000	0.13%	3,856,144	3,876	0.13%
Money market	19,460,569	62,324	0.43%	17,735,755	58,771	0.44%
Certificates of deposit	7,363,777	59,459	1.08%	11,047,263	88,708	1.07%
TOTAL INTEREST BEARING DEPOSITS	41,813,448	149,613	0.48%	42,121,930	161,899	0.51%
BORROWED FUNDS:
FHLB advances	7,705,533	204,845	3.55%	11,115,406	251,160	3.02%
Federal funds and repurchase agreements	641	—	—%	716,362	2,111	0.39%
Other borrowings	25,777,316	419,856	2.18%	3,507,034	180,361	6.88%
TOTAL BORROWED FUNDS (6)	33,483,490	624,701	2.49%	15,338,802	433,632	3.77%
TOTAL INTEREST BEARING FUNDING LIABILITIES	75,296,938	774,314	1.37%	57,460,732	595,531	1.39%
Noninterest bearing demand deposits	7,933,912			7,883,739
Other liabilities(7)	2,259,454			2,031,497
TOTAL LIABILITIES	85,490,304			67,375,968
STOCKHOLDER’S EQUITY	20,722,075			13,510,692
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$106,212,379			$80,886,660
TAXABLE EQUIVALENT NET INTEREST INCOME		$4,427,341			$1,189,339
NET INTEREST SPREAD (8)			6.70%			2.07%
NET INTEREST MARGIN (9)			6.88%			2.30%

(1)	Average balances are based on daily averages when available. When daily averages are unavailable, mid-month averages are substituted.

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

(6)	Refer to Note 10 to the Condensed Consolidated Financial Statements for further discussion.

(7)	Other liabilities primarily includes accounts payable and accrued expenses, derivative liabilities, net deferred tax liabilities and the unfunded lending commitments liability.

(8)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(9)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NET INTEREST INCOME

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2014	2013	2014	2013
	(in thousands)
INTEREST INCOME:
Interest-earning deposits	$2,250	$2,417	$5,811	$4,268
Investments available-for-sale	61,290	67,205	183,158	240,383
Other investments	9,205	7,293	26,950	20,003
Total interest income on investment securities and interest-earning deposits	72,745	76,915	215,919	264,654
Interest on loans	1,822,275	485,598	4,948,106	1,480,851
Total Interest Income	1,895,020	562,513	5,164,025	1,745,505
INTEREST EXPENSE:
Deposits and customer accounts	53,952	51,560	151,708	161,898
Borrowings and other debt obligations	215,592	142,272	624,702	433,631
NET INTEREST INCOME:	$1,625,476	$368,681	$4,387,615	$1,149,976

Net interest income increased $1.3 billion and $3.2 billion for the three-month and nine-month periods ended September 30, 2014, respectively, compared to the corresponding periods in 2013, primarily due to the Change in Control during the first quarter of 2014. The impact of the Change in Control on total net interest income for the three-month and nine-month periods ended September 30, 2014 was $1.2 billion and $3.2 billion, respectively.

Interest Income on Investment Securities and Interest-Earning Deposits

Interest income on investment securities and interest-earning deposits decreased $4.2 million and $48.7 million for the three-month and nine-month periods ended September 30, 2014, respectively, compared to the corresponding periods in 2013. The average balance of investment securities and interest-earning deposits for the three-month and nine-month periods ended September 30, 2014 was $14.9 billion and $14.7 billion, respectively, which was a decrease of $2.0 billion and $4.0 billion compared to average balances of $16.9 billion and $18.7 billion for the corresponding periods in 2013. Overall, the decrease in interest income on investment securities and the decrease in the average investment balance were primarily attributable to the decrease in the investment portfolio during 2013 resulting from the sale of MBS and collateralized mortgage obligation securities ("CMOs").

The average tax equivalent yields of investment securities and interest-earning deposits were 2.19% and 2.20%, for the three-month and nine-month periods ended September 30, 2014 and 2013, respectively, compared to 2.04% and 2.09% for the corresponding periods in 2013. The increases from the prior year reflect increasing coupons on investment securities spurred by economic improvement.

Interest Income on Loans

Interest income on loans increased $1.3 billion and $3.5 billion for the three-month and nine-month periods ended September 30, 2014, respectively, compared to the corresponding periods in 2013. The increase in interest income on loans was primarily due to the Change in Control, with other impacts being negligible. The impact of the Change in Control on total interest income on loans was $1.3 billion and $3.5 billion for the three-month and nine-month periods ended September 30, 2014, respectively.

The average balance of total loans was $76.9 billion and $72.6 billion with an average yield of 9.43% and 9.13% for the three-month and nine-month periods ended September 30, 2014, respectively, compared to $50.1 billion and $51.2 billion with an average yield of 3.88% and 3.89% for the corresponding periods in 2013. The increase in the average balance of total loans was primarily due to the Change in Control. The average balance of retail installment contracts and auto loans, which comprised a majority of the increase, was $22.1 billion and $19.1 billion with an average yield of 20.59% and 21.31% for the three-month and nine-month periods ended September 30, 2014, respectively, compared to $137.7 million and $193.7 million with an average yield of 7.34% and 7.44% for the corresponding periods in 2013.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense on Deposits and Related Customer Accounts

Interest expense on deposits and related customer accounts increased $2.4 million and decreased $10.2 million for the three-month and nine-month periods ended September 30, 2014, respectively, compared to the corresponding periods in 2013. The average balance of total interest-bearing deposits was $42.4 billion and $41.8 billion with an average cost of 0.50% and 0.48% for the three-month and nine-month periods ended September 30, 2014, respectively, compared to an average balance of $41.5 billion and $42.1 billion with an average cost of 0.49% and 0.51% for the corresponding periods in 2013. The increase in interest expense on deposits and customer-related accounts during the three-month period ended September 30, 2014 was primarily due to the increase in volume of deposit accounts. The decrease in interest expense on deposits and customer-related accounts during the nine-month period ended September 30, 2014 was primarily due to the lower interest rate environment as well as the Company's continued focus on repositioning its account mix and increasing its lower-cost deposits.

Interest Expense on Borrowed Funds

Interest expense on borrowed funds increased $73.3 million and $191.1 million for the three-month and nine-month periods ended September 30, 2014, respectively, compared to the corresponding periods in 2013. The increase in interest expense on borrowed funds was due to the Change in Control, which accounted for $112.7 million and $311.0 million of total interest expense on borrowings for the three-month and nine-month periods ended September 30, 2014, respectively. This was offset by a decrease in interest expense on borrowed funds of $39.3 million and $119.9 million for the Bank and holding company for the three-month and nine-month periods ended September 30, 2014, respectively, as a result of the Bank's use of the proceeds from the sale of investment securities during 2013 to pay off existing borrowed funds. The average balance of total borrowings was $37.5 billion and $33.5 billion with an average cost of 2.29% and 2.49% for the three-month and nine-month periods ended September 30, 2014, respectively, compared to an average balance of $12.9 billion and $15.3 billion with an average cost of 4.39% and 3.77% for the corresponding periods in 2013.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is based on credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the loan portfolio. The provision for credit losses for the three-month and nine-month periods ended September 30, 2014 was $1.0 billion and $2.0 billion, respectively, compared to $0.0 million and $26.9 million for the corresponding periods in 2013. The increase in the provision can be attributed to the retail installment contracts and auto loans portfolio added from the Change in Control, which occurred in the first quarter of 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the activity in the allowance for credit losses for the periods indicated:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Allowance for loan losses, beginning of period	$1,425,854	$924,862	834,337	$1,013,469
Charge-offs:
Commercial	28,680	30,665	97,182	101,251
Consumer(3)	981,486	45,341	1,683,029	144,563
Total charge-offs	1,010,166	76,006	1,780,211	245,814
Recoveries:
Commercial	8,842	15,703	18,552	47,207
Consumer	408,754	3,643	739,242	10,379
Total recoveries	417,596	27,115	757,794	81,466
Charge-offs, net of recoveries	592,570	48,891	1,022,417	164,348
Provision for loan losses (1)	$1,013,357	—	2,034,721	26,850
Other(2):
Commercial	$5,521		$5,521
Consumer	$(46,773)		$(46,773)
Allowance for loan losses, end of period	$1,805,389	$875,971	$1,805,389	$875,971

Reserve for unfunded lending commitments, beginning of period	$170,274	210,000	220,000	210,000
Provision for unfunded lending commitments (1)	$(20,000)	—	(65,000)	—
Loss on unfunded lending commitments	$(633)	$—	(5,359)	$—
Reserve for unfunded lending commitments, end of period	149,641	210,000	149,641	210,000
Total allowance for credit losses, end of period	$1,955,030	$1,085,971	$1,955,030	$1,085,971

(1)	The provision for credit losses in the Condensed Consolidated Statement of Operations is the sum of the total provision for loan losses and provision for unfunded lending commitments.

(2)
The “Other” amount represents the impact on the allowance for loan and lease losses in connection with the sale of approximately $484 million of troubled debt restructurings and non-performing loans classified as held-for-sale during the quarter ended September 30, 2014.

(3)	Unallocated charge-offs for the nine-months ended September 30, 2014 is included in Consumer.

The Company's net charge-offs increased for the three-month and nine-month periods ended September 30, 2014, respectively, compared to the three-month and nine-month periods ended September 30, 2013. The increases were significantly related to the retail installment contracts and auto loans portfolio added from the Change in Control and the charge-offs on that portfolio. Net charge-offs in the commercial portfolio decreased for both three-month and nine-month periods ended September 30, 2014, respectively, compared to the corresponding periods in the prior year.

Despite increased loan charge-offs, the ratio of net loan charge-offs to average total loans remained low, at 0.8% and 1.4% for the three-month and nine-month periods ended September 30, 2014, respectively, compared to 0.1% and 0.3% for the three-month and nine-month periods ended September 30, 2013. Commercial loan net charge-offs as a percentage of average commercial loans remained at 0.1% for both the three-month and nine-month periods ended September 30, 2014, respectively, compared to 0.1% and 0.2% for the three-month and nine-month periods ended September 30, 2013. The consumer loan net charge-off ratio was 1.4% and 2.5% for the three-month and nine-month periods ended September 30, 2014, respectively, compared to 0.2% and 0.6% for the three-month and nine-month periods ended September 30, 2013. The increase in consumer charge-offs is primarily due to the credit quality of the retail installment contract and auto loans portfolio, a majority of which are considered non-prime loans.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-INTEREST INCOME

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Consumer fees	$93,451	$60,014	$273,128	$172,546
Commercial fees	44,515	45,275	130,044	145,318
Mortgage banking income, net	97,576	24,576	127,285	107,402
Equity method investments	(4,619)	70,330	7,607	365,067
Bank owned life insurance	13,373	13,701	44,536	42,683
Net gain recognized in earnings	131	(23,422)	2,440,019	9,143
Miscellaneous income	399,399	6,325	1,120,753	28,853
Total non-interest income	$643,826	$196,799	$4,143,372	$871,012
Total non-interest income increased $447.0 million and $3.3 billion for the three-month and nine-month periods ended September 30, 2014, respectively, compared to the corresponding periods in 2013. These increases were primarily due to the gain recognized from the Change in Control.

Consumer Fees

Consumer fees increased $33.4 million and $100.6 million for the three-month and nine-month periods ended September 30, 2014, respectively, compared to the corresponding periods in 2013. The increases for the three-month and nine-month periods ended September 30, 2014 were mainly due to the additional fee activity of $29.7 million and $82.8 million respectively, following the Change in Control.

Commercial Fees

Commercial fees decreased $0.8 million and $15.3 million for the three-month and nine-month periods ended September 30, 2014, respectively, compared to the corresponding periods in 2013. These decreases were primarily due to lower commercial deposit fees in 2014.

Mortgage Banking Revenue

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Mortgage and multifamily servicing fees	$10,451	$11,647	$31,721	$33,889
Net gains on sales of residential mortgage loans and related securities	90,868	14,646	104,720	56,790
Net gains on sales of multi-family mortgage loans	4,600	12,500	20,208	41,314
Net (losses)/gains on hedging activities	61	(5,637)	713	(37,594)
Net (losses)/gains from changes in MSR fair value	(2,725)	(3,137)	(14,078)	30,229
MSR principal reductions	(5,679)	(5,443)	(15,999)	(17,226)
Total mortgage banking income, net	$97,576	$24,576	$127,285	$107,402

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

Mortgage banking revenue increased $73.0 million and $19.9 million for the three-month and nine-month periods ended September 30, 2014, respectively, compared to the corresponding periods in 2013. The increases for both periods ended September 30, 2014 were primarily due to a decline in the fair value of MSRs, increases in the gains on sales of residential mortgage loans as the Company has continued the strategic shift begun in late 2013 to retain residential mortgage loans held for investment, as well as the reductions in the multi-family recourse liability, partially offset by an increase in the gains from hedging activities.

During 2012 and early 2013, there was significant volatility in mortgage interest rates which impacted the Company's mortgage banking revenue. The following table details certain residential mortgage rates for the Bank as of the dates indicated:

	30-Year Fixed	15-Year Fixed
March 31, 2012	3.99%	3.25%
June 30, 2012	3.75%	3.13%
September 30, 2012	3.50%	2.88%
December 31, 2012	3.38%	2.75%
March 31, 2013	3.63%	2.99%
June 30, 2013	4.38%	3.50%
September 30, 2013	4.38%	3.38%
December 31, 2013	4.63%	3.50%
March 31, 2014	4.38%	3.50%
June 30, 2014	4.13%	3.38%
September 30, 2014	4.25%	3.50%

Since mid-2013, these rates have stabilized, resulting in relative stability in mortgage banking fee fluctuations from rate changes. Other factors, such as portfolio sales, servicing, and re-purchases have continued to affect mortgage banking revenue.

Mortgage and multifamily servicing fees decreased $1.2 million and $2.2 million for the three-month and nine-month periods ended September 30, 2014, respectively, compared to the corresponding periods in 2013. The decreases were primarily due to decreases in the multifamily servicing portfolio. At September 30, 2014 and December 31, 2013, the Company serviced mortgage and multifamily real estate loans for the benefit of others totaling $3.2 billion and $4.6 billion, respectively.

Net gains on sales of residential mortgage loans and related securities increased $76.2 million and $47.9 million for the three-month and nine-month periods ended September 30, 2014, respectively, compared to the corresponding periods in 2013 due to a strategic reduction in loan sales by the Company. During 2013, the Company maintained its strategy to sell the majority of mortgage loans originated. In late 2013, the Company altered this strategy of selling the majority of loans originated to holding the majority of loans originated for investment. The Company has continued this strategy in the third quarter of 2014. For the three-month and nine-month periods ended September 30, 2014, the Company sold $385.3 million and $805.2 million of loans for gains of $90.9 million and $104.7 million, respectively, compared to $925.2 million and $3.7 billion of loans sold for gains of $14.6 million and $56.8 million for the three-month and nine-month periods ended September 30, 2013, respectively.

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

Net gains on sales of multi-family mortgage loans were $4.6 million and $20.2 million for the three-month and nine-month periods ended September 30, 2014, respectively, compared to $12.5 million and $41.3 million for the corresponding periods in 2013, primarily due to the decrease in the FNMA recourse liability.

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

At September 30, 2014 and December 31, 2013, the Company serviced $2.9 billion and $4.3 billion, respectively, of loans for FNMA. These loans had a credit loss exposure of $152.8 million as of September 30, 2014 and $159.0 million as of December 31, 2013, respectively, and losses, if any, resulting from representation and warranty defaults would be in addition to the credit loss exposure. The servicing asset for these loans was completely amortized in 2013.

The Company has established a liability related to the fair value of the retained credit exposure for multi-family loans sold to FNMA. This liability represents the amount the Company estimates it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses the portfolio is projected to incur based upon internal specific information and an industry-based default curve with a range of estimated losses. At each of September 30, 2014 and December 31, 2013, the Company had a liability of $47.1 million and $68.0 million, respectively, related to the fair value of the retained credit exposure for loans sold to FNMA under this program.

Net gains/(losses) on hedging activities increased $5.7 million and $38.3 million for the three-month and nine-month periods ended September 30, 2014, respectively, compared to the corresponding periods in 2013, due to the mortgage rate environment and the significant decreases in the mortgage loan pipeline. Also contributing to the change was the Company's change in strategy to hold mortgage loans originated as opposed to originating them for sale.

Net gains/(losses) from changes in MSR fair value increased $0.4 million, but decreased $44.3 million for the three-month and nine-month periods ended September 30, 2014, respectively, compared to the corresponding periods in 2013. The carrying value of the related MSRs at September 30, 2014 and December 31, 2013 were $131.8 million and $141.8 million, respectively. The MSR asset fair value decrease during 2014 was the result of decreased interest rates.

MSR principal reductions recognized a loss of $0.2 million and a gain of $1.2 million for the three-month and nine-month periods ended September 30, 2014, respectively, compared to the corresponding periods in 2013, due to the reduction in prepayments and mortgage refinancing.

Gain on Change in Control and Equity Method Investments

Prior to the closing of the IPO in January 2014, the Company accounted for its investment in SCUSA under the equity method. Following the closing of the IPO, the Company consolidated the financial results of SCUSA in the Company’s Condensed Financial Statements beginning with its Form 10-Q for the first quarter of 2014. In connection with the Change in Control of SCUSA, the Company recognized a gain of $2.4 billion during the first quarter of 2014. The Company recognized a loss of $4.6 million and a gain of $7.6 million on equity method investments for the three-month and nine-month periods ended September 30, 2014, respectively. The Company recognized $70.3 million and $365.1 million income from equity method investments for the three-month and nine-month periods ended September 30, 2013, respectively. The decreases in equity method investment were due to the Change in Control, which resulted in accounting for SCUSA as a consolidated subsidiary beginning January 28, 2014.

Bank-Owned Life Insurance ("BOLI")

BOLI income represents fluctuations in the cash surrender value of life insurance policies on certain employees. The Bank is the beneficiary and the recipient of the insurance proceeds. Income from BOLI slightly decreased $0.3 million, but increased $1.9 million for the three-month and nine-month periods ended September 30, 2014, respectively, compared to the corresponding periods in 2013.

Net gain recognized in earnings

Net gains recognized in earnings increased $23.6 million and $2.4 billion for the three-month and nine-month periods ended September 30, 2014, respectively, compared to the corresponding periods in 2013. The net gains recognized for the three-month and nine-month periods ended September 30, 2014 were primarily due to the Change in Control. For additional information on the Change in Control, see Note 3 to the Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The net gain realized for the three-month period ended September 30, 2014 was due to the sale of corporate debt securities with a book value of $88.4 million for a gain of $0.1 million. The net gain realized for the nine-month period ended September 30, 2014 was primarily comprised of the sale of state and municipal securities with a book value of $89.0 million for a gain of $5.2 million, the sale of corporate debt securities with a book value of $434.8 million for a gain of $4.7 million, and the sale of MBS with a book value of $21.6 million for a gain of $1.3 million. The net loss realized for the three-month period ended September 30, 2013 was primarily due to the sale of MBS, including collateralized mortgage obligations with a book value of $2.3 billion for a loss of $24.2 million. The net gain realized for the nine-month period ended September 30, 2013 also included the sale of collateralized mortgage obligations with a book value of $4.1 billion for a gain of $69.0 million and the sale of corporate debt securities with a book value of $905.7 million for a gain of $34.7 million offset by the OTTI charge of $63.6 million and fair market value changes on derivative positions related to investment sales.

Miscellaneous Income

Miscellaneous income increased $393.1 million and $1.1 billion for the three-month and nine-month periods ended September 30, 2014, respectively, compared to the corresponding periods in 2013. The increases are primarily due to the Change in Control and income on Chrysler leases.

GENERAL AND ADMINISTRATIVE EXPENSES

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Compensation and benefits	$290,665	$186,623	$894,051	$527,244
Occupancy and equipment expenses	117,697	97,774	350,788	280,322
Technology expense	40,806	35,715	124,874	95,835
Outside services	57,870	23,887	136,979	61,971
Marketing expense	11,858	14,967	37,077	30,178
Loan expense	80,392	16,794	237,691	54,474
Other administrative expenses	320,455	74,901	748,802	159,555
Total general and administrative expenses	$919,743	$450,661	$2,530,262	$1,209,579

Total general and administrative expenses increased $469.1 million and $1.3 billion for the three-month and nine-month periods ended September 30, 2014, respectively, compared to the corresponding periods in 2013. The increases were due primarily to the Change in Control, as well as increases to compensation and benefit expenses, occupancy and equipment expenses, loan expenses and other administrative expenses during the nine-months ended September 30, 2014.

Compensation and benefits expense increased $104.0 million and $366.8 million for the three-month and nine-month periods ended September 30, 2014, respectively, compared to the corresponding periods in 2013. Approximately $321.3 million of the increase was attributable to the Change in Control. The remainder of the increases was primarily due to the Company's investment in personnel through salary increases, increased headcount and other compensation charges associated with management changes.

Occupancy and equipment expenses increased $19.9 million and $70.5 million for the three-month and nine-month periods ended September 30, 2014, respectively, compared to the corresponding periods in 2013. The increases were primarily due to the increased in office occupancy related to continued higher property maintenance expenses in the periods following the Bank's rebranding.

Outside services increased $34.0 million and $75.0 million for the three-month and nine-month periods ended September 30, 2014, respectively, compared to the corresponding periods in 2013. The increases were primarily due to the increase of $20.7 million and $35.4 million in miscellaneous outside services, which included significant consulting fees for CCAR implementation, cash balancing, and valuation services in connection with the Change in Control.

Marketing expense decreased $3.1 million for the three-month period ended September 30, 2014 and increased $6.9 million for the nine-month period ended September 30, 2014, respectively, compared to the corresponding periods in 2013, primarily due to campaigns associated with the launch of new deposit and consumer loan products during 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Loan expense increased $63.6 million and $183.2 million for the three-month and nine-month periods ended September 30, 2014, respectively, compared to the corresponding periods in 2013. The increases were primarily due to increased loan servicing and collection expenses attributable to the retail installment contracts portfolio. For the year to date, repossession and auction expenses increased loan expenses by $94.9 million. Increased origination expense as well as servicing on the growing unsecured loan portfolio also contributed to the increases.

Other administrative expenses increased $245.6 million and $589.2 million for the three-month and nine-month periods ended September 30, 2014, respectively, compared to the corresponding periods in 2013, primarily due to the Change in Control during the first quarter of 2014 and increased expenses associated with the leasing business.

OTHER EXPENSES

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Amortization of intangibles	$17,730	$6,557	$50,670	$21,373
Deposit insurance premiums and other costs	14,967	12,574	43,937	55,824
Loss on debt extinguishment	8,311	288	11,946	558
Impairment of long-lived assets	—	—	97,546	—
Total other expenses	$41,008	$19,419	$204,099	$77,755

Total other expenses increased $21.6 million and $126.3 million for the three-month and nine-month periods ended September 30, 2014, respectively, compared to the corresponding periods in 2013.

The increases in amortization of intangibles were $11.2 million and $29.3 million for the three-month and nine-month periods ended September 30, 2014, respectively, compared to the corresponding periods in 2013, due to the addition of intangibles related to the Change in Control.

Deposit insurance premiums was $15.0 million for the three-month period ended September 30, 2014, compared to $12.6 million for the three-month period ended September 30, 2013, resulting from an increase in FDIC insurance premium during the quarter of $2.3 million. Deposit and insurance premium was $43.9 million for the nine-month period ended September 30, 2014, compared to $55.8 million the nine-month period ended September 30, 2013, due to overall lower FDIC insurance premium rates and assessments when compared to prior year.

In the second quarter of 2014, a one-time impairment of long-lived assets charge of $97.5 million was recorded due to the restructuring of our capitalized software. There was no impairment of long-lived assets recognized for the three-month ended September 30, 2014.

INCOME TAX PROVISION

Income tax provision of $36.1 million and $1.3 billion were recorded for the three-month and nine-month periods ended September 30, 2014, respectively, compared to $18.7 million and $156.7 million for the corresponding periods in 2013. This resulted in an effective tax rate of 12.2% and 34.2% for the three-month and nine-month periods ended September 30, 2014, respectively, compared to 19.6% and 22.2% for the corresponding periods in 2013. The lower tax rate for the three month period in 2014 was primarily due to recognition of a tax filing position for a debt redemption. The higher tax rate in the nine-month period 2014 was primarily attributable to the deferred tax expense recorded on the book gain resulting from the Change in Control and the post Change in Control results of SCUSA.

The Company's effective tax rate in future periods will be affected by the results of operations allocated to the various tax jurisdictions in which the Company operates, any change in income tax laws or regulations within those jurisdictions, and interpretations of income tax regulations that differ from the Company's interpretations by tax authorities that examine tax returns filed by the Company or any of its subsidiaries.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

LINE OF BUSINESS RESULTS

General

The Company's segments consist of Retail Banking, Auto Finance & Alliances, Real Estate and Commercial Banking, and GBM. Prior to the closing of the IPO in January 2014, the Company accounted for its investment in SCUSA under the equity method. Following the closing of the IPO, the Company consolidated the financial results of SCUSA in the Company’s condensed financial statements effective January 28, 2014. For additional information with respect to the Company's reporting segments, see Note 18 to the Condensed Consolidated Financial Statements.

During the first quarter of 2014, certain management and business line changes were announced as the Company reorganized its management reporting in order to improve its structure and focus to better align management teams and resources with the business goals of the Company and to provide enhanced customer service to its clients. These changes became effective for reporting purposes during the second quarter. Accordingly, the following changes were made within the Company's reportable segments:

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

Results Summary

Retail Banking

Net interest income increased $11.1 million and $74.5 million for the three-month and nine-month periods ended September 30, 2014, respectively, compared to the corresponding periods in 2013. The average balance of the Retail Banking segment's gross loans was $18.0 billion and 18.1 billion for the three-month and nine-month periods ended September 30, 2014, respectively, compared to $18.7 billion and $19.3 billion for the corresponding periods in 2013. The average balance of deposits was $36.4 billion and $36.5 billion for the three-month and nine-month periods ended September 30, 2014, respectively, compared to $37.3 billion and $37.4 billion for the corresponding periods in 2013. Total non-interest income increased $54.2 million and $4.6 million for the three-month and nine-month periods ended September 30, 2014, respectively, compared to the corresponding periods in 2013, primarily due to the decrease in the sales of mortgage loans and MBS. The provision for credit losses increased $10.8 million and decreased $31.6 million for the three-month and nine-month periods ended September 30, 2014, respectively, compared to the corresponding periods in 2013. Total expenses increased $38.2 million and $101.5 million for the three-month and nine-month periods ended September 30, 2014, respectively, compared to the corresponding periods in 2013, primarily due to increased rent, increased grounds maintenance, re-stocking of branch materials in 2014 mainly due to the Bank's rebranding in 2013, and leasehold improvements in the branches.

Total average assets for the three-month and nine-month periods ended September 30, 2014 were both $18.7 billion, compared to $19.1 billion and $19.8 billion for the corresponding periods in 2013. The decreases were primarily driven by the decreases within the mortgage loan portfolio.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Auto Finance & Alliances

Net interest income increased $3.7 million and $11.1 million for the three-month and nine-month periods ended September 30, 2014, respectively, compared to the corresponding periods in 2013, driven primarily by the Chrysler Capital dealer floorplan business line launched in the third quarter of 2013. Total average gross loans were $2.7 billion and $2.5 billion for the three-month and nine-month periods ended September 30, 2014, respectively, compared to $1.8 billion and $1.8 billion for the corresponding periods in 2013. Total non-interest income increased $63.0 million and $102.4 million for the three-month and nine-month periods ended September 30, 2014, respectively, compared to the corresponding periods in 2013, due primarily to the launch of the indirect leasing segment in 2014. The provision for credit losses increased $1.1 million and $0.5 million for the three-month and nine-month periods ended September 30, 2014, respectively, compared to the corresponding periods in 2013. Total expenses increased $59.3 million and $101.3 million for the three-month and nine-month periods ended 2014, respectively, compared to the corresponding periods in 2013, due primarily to the depreciation expense from operating lease assets associated with the launch of the indirect leasing business in 2014.

Total average assets were $3.9 billion and $3.1 billion for the three-month and nine-month periods ended September 30, 2014, respectively, compared to $1.8 billion for the corresponding periods in 2013. Total average deposits were $109.8 million and $76.1 million for the three-month and nine-month periods ended September 30, 2014, respectively, compared to $61.7 million and $61.5 million for the corresponding periods in 2013.

Real Estate and Commercial Banking

Net interest income increased $15.0 million and $42.7 million during the three-month and nine-month periods ended September 30, 2014, respectively, compared to the corresponding periods in 2013. Driven by growth in the multi-family portfolio, the average balance of this segment's gross loans increased to $22.9 billion and $22.8 billion during the three-month and nine-month periods ended September 30, 2014, respectively, compared to $22.2 billion and $22.0 billion for the corresponding periods in 2013. Growth in government banking drove the average balance of deposits to $10.6 billion and $10.1 billion during the three-month and nine-month periods ended September 30, 2014, respectively, compared to $8.8 billion and $8.4 billion during the corresponding periods in 2013. Total non-interest income decreased $10.6 million and $26.3 million during the three-month and nine-month periods ended September 30, 2014, respectively, compared to the corresponding periods in 2013. This decline was primarily related to serviced portfolio releases in 2013 that did not recur in 2014. The release of credit losses was $60.5 million and $67.8 million for the three-month and nine-month periods ended September 30, 2014, respectively, compared to a provision of $2.5 million and a release of $4.1 million for the corresponding periods of 2013. Total expenses increased $1.8 million and $8.6 million during the three-month and nine-month periods ended September 30, 2014, respectively, compared to the corresponding periods in 2013.

Total average assets were $22.8 billion and $22.7 billion for the three-month and nine-month periods ended September 30, 2014, respectively, compared to $21.9 billion and $21.7 billion for the corresponding periods in 2013.

Global Banking & Markets

Net interest income increased $8.4 million and $10.4 million for the three-month and nine-month periods ended September 30, 2014, respectively, compared to the corresponding periods in 2013. The average balance of this segment's gross loans was $8.1 billion and $7.5 billion for the three-month and nine-month periods ended September 30, 2014, respectively, compared to $6.6 billion and $7.2 billion for the corresponding periods in 2013. The average balance of deposits was $1.2 billion for the three-month and nine-month periods ended September 30, 2014, respectively, compared to $776.3 million and $759.6 million for the corresponding periods in 2013. Total non-interest income increased $6.7 million and decreased $2.5 million for the three-month and nine-month periods ended September 30, 2014, respectively, compared to the corresponding periods in 2013. The provision for credit losses increased $17.6 million and $8.3 million for the three-month and nine-month periods ended September 30, 2014, respectively, compared to the corresponding periods in 2013. Total expenses increased $2.2 million and $11.9 million for the three-month and nine-month periods ended September 30, 2014, respectively, compared to the corresponding periods in 2013.

Total average assets were $9.8 billion and $9.2 billion for the three-month and nine-month periods ended September 30, 2014, respectively, compared to $7.7 billion and $8.2 billion for the corresponding periods in 2013.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other

Net interest income decreased $4.9 million and $106.1 million for the three-month and nine-month periods ended September 30, 2014, respectively, compared to the corresponding periods of the preceding year. Total non-interest income increased $45.5 million and $68.4 million for the three-month and nine-month periods ended September 30, 2014, respectively, compared to the corresponding periods in 2013. Total expenses increased $16.3 million during the three-month period ended September 30, 2014 and increased $106.3 million during the nine-month period ended September 30, 2014, respectively, compared to the corresponding periods in 2013.

Average assets were $26.8 billion and $26.5 billion for the three-month and nine-month periods ended September 30, 2014, respectively, compared to $27.2 billion and $29.4 billion for the corresponding periods of the prior year.

SCUSA

From December 2011 until January 28, 2014, SCUSA was accounted for as an equity method investment. In 2014, SCUSA's results of operations were consolidated with SHUSA. SCUSA is managed as a separate business unit, with its own systems and processes, and is reported as a separate segment.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's loan portfolio(1) consisted of the following at the dates provided:

	September 30, 2014		December 31, 2013		September 30, 2013
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial loans (excluding multi-family loans)	$26,741,937	35.7%	$23,932,125	47.8%	$23,700,692	47.5%
Multi-family loans	8,941,466	12.0%	8,237,029	16.5%	8,161,486	16.3%
Consumer loans secured by real estate	13,741,264	18.4%	15,983,898	31.9%	16,059,409	32.2%
Consumer loans not secured by real estate	25,379,210	33.9%	1,897,574	3.8%	1,984,294	4.0%
Total Loans	$74,803,877	100.0%	$50,050,626	100.0%	$49,905,881	100.0%
(1) Includes LHFS

Commercial loans (excluding multi-family loans) increased approximately $2.8 billion, or 12.8%, from December 31, 2013 to September 30, 2014, and increased $3.0 billion, or 13.0%, from September 30, 2013 to September 30, 2014. The increase from December 31, 2013 and September 30, 2013 was primarily due to new loans originated within the GBM portfolio as well as commercial and industrial and commercial real estate loans added in connection with the Change in Control during the first quarter of 2014.

Multi-family loans increased $704.4 million, or 8.6%, from December 31, 2013 to September 30, 2014, and increased $780.0 million, or 9.6%, from September 30, 2013 to September 30, 2014. These increases were primarily due to the Company's repurchase during the first quarter of 2014 from FNMA of $816.5 million of performing multifamily loans that had been previously sold with servicing retained.

Consumer loans secured by real estate, including LHFS, decreased $2.2 billion, or 14.0%, from December 31, 2013 to September 30, 2014, and $2.3 billion, or 14.4%, from September 30, 2013 to September 30, 2014. The primary driver of the decreases are related to loan sales during the third quarter of 2014 which include the NPL sale of approximately $484.2 million and the loan securitization transaction of approximately $1.5 billion. Refer to FN5 of these Condensed Consolidated Financial Statements for additional information.

The consumer loan portfolio not secured by real estate increased $23.5 billion, or 1,237.5%, from December 31, 2013 to September 30, 2014, and increased $23.4 billion, or 1,179.0%, from September 30, 2013 to September 30, 2014. The driver of these increases was the more than $20 billion retail installment contract and personal unsecured loans portfolios consolidated from the Change in Control in the first quarter of 2014.

NON-PERFORMING ASSETS

Non-performing assets increased during the period, to $1.8 billion, or 1.57% of total assets, at September 30, 2014, compared to $1.1 billion, or 1.4% of total assets, at December 31, 2013, due to the retail installment contract and auto loan portfolios acquired in the Change in Control. Non-performing loans in the majority of other portfolios decreased during the period.

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

Commercial

Commercial non-performing loans decreased $73.9 million from December 31, 2013 to September 30, 2014. At September 30, 2014, commercial non-performing loans accounted for 0.8% of total commercial loans, compared to 1.2% of total commercial loans at December 31, 2013. The decrease is primarily attributable to overall improvements in credit quality, including decreased delinquencies, TDRs, and net charge-offs.

Consumer Secured by Real Estate

The following table shows non-performing loans compared to total loans outstanding for the residential mortgage and home equity portfolios as of September 30, 2014 and December 31, 2013, respectively:

	September 30, 2014		December 31, 2013
	Residential mortgages (1)	Home equity loans and lines of credit	Residential mortgages (1)	Home equity loans and lines of credit
	(dollars in thousands)

Non-performing loans ("NPLs")	$244,795	$143,525	$473,566	$141,961
Total loans	$7,525,710	$6,215,554	$9,672,204	$6,311,694
NPLs as a percentage of total loans	3.3%	2.3%	4.9%	2.2%
NPLs in foreclosure status	43.6%	14.1%	41.7%	13.4%
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

Resolution challenges with low foreclosure sales continue to impact both residential mortgage and consumer loans secured by real estate portfolio NPL balances, but foreclosure inventory decreased quarter-over-quarter. The foreclosure moratorium was lifted and activity resumed in the fourth quarter of 2011, but delays in Pennsylvania, New Jersey, New York, and Massachusetts limited the decline in NPL balances and contributed to a higher NPL ratio in 2014. As of September 30, 2014, foreclosures in all states except Delaware and Washington, D.C. were moving forward. Both Delaware and Washington, D.C. are delayed due to new legal complexities surrounding documentation required to initiate new foreclosure proceedings.

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

The following table represents the concentration of foreclosures by state as a percentage of total foreclosures at September 30, 2014 and December 31, 2013, respectively:

	September 30, 2014	December 31, 2013

New Jersey	33.1%	34.0%
New York	18.0%	18.2%
Pennsylvania	12.4%	14.3%
Massachusetts	9.1%	2.9%
All other states	27.4%	30.6%

The foreclosure closings issue has a greater impact on the residential mortgage portfolio than the consumer real estate secured portfolio due to the larger volume of loans in first lien position in that portfolio which have equity upon which to foreclose. Exclusive of Chapter 7 bankruptcy NPL accounts, approximately 82.6% of the 90+ day delinquent loan balances in the residential mortgage portfolio are secured by a first lien, while only 47.4% of the 90+ day delinquent loan balances in the consumer real estate secured portfolio are secured by a first lien. Consumer real estate secured NPL loans may get charged off more quickly due to the lack of equity to foreclose from a second lien position.

The Alt-A segment consists of loans with limited documentation requirements which were originated through brokers outside the Bank's geographic footprint. At September 30, 2014 and December 31, 2013, the residential mortgage portfolio included the following Alt-A loans:

	September 30, 2014	December 31, 2013
	(dollars in thousands)

Alt-A loans	$665,897	$1,060,560
Alt-A loans as a percentage of the residential mortgage portfolio	8.8%	11.0%
Alt-A loans designated "out-of-footprint"	$263,270	$430,138
Alt-A loans designated as "out-of-footprint" as a percentage of Alt-A loans	39.5%	40.6%
Alt-A loans in NPL status	$70,283	$176,197
Alt-A loans in NPL status as a percentage of residential mortgage NPLs	28.7%	37.2%

The performance of the Alt-A segment has remained poor, averaging a 15.8% NPL ratio for the year-to-date in 2014. Alt-A mortgage originations were discontinued in 2008 and have continued to run off at an average rate of 1.8% per month. Alt-A NPL balances represented 64.6% of the total residential mortgage loan portfolio NPL balance at the end of the first quarter of 2009, when the portfolio was placed in run-off, compared to 28.7% at September 30, 2014. As the Alt-A segment runs off and higher quality residential mortgages are added to the portfolio, the shift in product mix is expected to lower NPL balances.

Finally, the proportion of out-of-footprint loans is significantly higher in the residential mortgage portfolio than in the consumer loans secured by real estate portfolio. Historically, the NPL ratio for out-of-footprint loans has been higher compared with in-footprint lending. A total of $638.5 million, or 8.5%, of the residential mortgage loan portfolio was originated with collateral located outside the Bank’s geographic footprint as of September 30, 2014. Out-of-footprint NPL balances for the residential mortgage loan portfolio were $31.7 million, or 5% of out-of-footprint balances, as of September 30, 2014. The out-of-footprint NPL balance represented 13.0% of the total NPL balance of the residential mortgage loan portfolio. In comparison, the consumer loans secured by real estate portfolio has significantly less out-of-footprint loans, with a total of $42.4 million, or 0.7%, originated with collateral located outside the Bank’s geographic footprint. The out-of-footprint NPL balance represented only 1.2% of the total NPL balance for the consumer loans secured by real estate portfolio.

Consumer Not Secured by Real Estate

Retail installment contracts and unsecured consumer amortizing term loans are classified as non-performing when they are greater than 60 days past due with respect to principal or interest. Except for loans accounted for using the fair value option, at the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income. When an account is returned to a performing status of 60 days or less past due, the Company returns to accruing interest on the contract. The accrual of interest on revolving unsecured consumer loans continues until the loan is charged off.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Non-performing loans in the consumer loans not secured by real estate portfolio increased $855.2 million from December 31, 2013 to September 30, 2014. At September 30, 2014, non-performing consumer loans not secured by real estate accounted for 3.4% of total consumer loans not secured by real estate, compared to 0.6% of total consumer loans not secured by real estate at December 31, 2013. The increase is attributable to the retail installment contracts and auto loans acquired in the Change in Control during the first quarter which included non-prime loans. Despite this overall increase, aging for the acquired retail installment contracts and auto loans portfolio has improved from the prior quarter.

The following table presents the composition of non-performing assets at the dates indicated:

	September 30, 2014	December 31, 2013
	(dollars in thousands)
Non-accrual loans:
Commercial:
Commercial real estate	$218,133	$250,073
Commercial and industrial	65,178	100,894
Multi-family	15,120	21,371
Total commercial loans	298,431	372,338
Consumer:
Residential mortgages	244,795	473,566
Consumer loans secured by real estate	143,525	141,961
Consumer not secured by real estate	865,762	10,544
Total consumer loans	1,254,082	626,071

Total non-accrual loans	1,552,513	998,409

Other real estate owned	85,025	88,603
Repossessed vehicles	138,744	—
Other repossessed assets	9,497	3,073
Total other real estate owned and other repossessed assets	233,266	91,676
Total non-performing assets	$1,785,779	$1,090,085

Past due 90 days or more as to interest or principal and accruing interest	$2,158	$2,545
Annualized net loan charge-offs to average loans (2)	1.8%	0.4%
Non-performing assets as a percentage of total assets	1.6%	1.4%
NPLs as a percentage of total loans	2.1%	2.0%
Non-performing assets as a percentage of total loans, real estate owned and repossessed assets	2.4%	2.2%
Allowance for credit losses as a percentage of total non-performing assets (1)	109.5%	96.7%
Allowance for credit losses as a percentage of total NPLs (1)	125.9%	105.6%

(1)	The allowance for credit losses is comprised of the allowance for loan losses and the reserve for unfunded lending commitments, and is included in Other liabilities.

(2)	Annualized net loan charge-offs to average loans is calculated as annualized net loan charge-offs divided by the average loan balance for the nine-month period ended September 30, 2014.

Excluding loans past due which are classified as non-accrual, loans past due have increased from $388.4 million at December 31, 2013 to $2.3 billion at September 30, 2014.

No commercial loans were 90 days or more past due and still accruing interest as of September 30, 2014. Potential problem loans are loans not currently classified as non-performing loans for which management has doubts as to the borrowers’ ability to comply with the present repayment terms. These assets are principally loans delinquent more than 30 days but less than 90 days. Potential problem commercial loans totaled approximately $45.1 million and $41.5 million at September 30, 2014 and December 31, 2013, respectively. Potential problem consumer loans amounted to $833.2 million and $344.4 million at September 30, 2014 and December 31, 2013, respectively. Management has included these loans in its evaluation and reserved for them during the respective periods.

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

The following table summarizes TDRs at the dates indicated:

	September 30, 2014	December 31, 2013
	(in thousands)
Performing
Commercial	$145,034	$152,615
Residential mortgage	80,478	446,678
Other consumer	1,084,576	57,313
Total performing	1,310,088	656,606
Non-performing
Commercial	100,214	97,220
Residential mortgage	73,099	192,794
Other consumer	170,267	57,023
Total non-performing	343,580	347,037
Total	$1,653,668	$1,003,643

Total non-performing TDRs decreased $3.5 million from December 31, 2013 to September 30, 2014. This change was primarily attributable to the retail installment contracts and auto loans acquired in the Change in Control during the first quarter which included non-prime loans.

Commercial

Performing commercial TDRs decreased from 61.1% of total commercial TDRs at December 31, 2013 to 59.1% of total commercial TDRs at September 30, 2014. This improvement is attributable to improving credit quality among commercial borrowers, including improved aging and overall decreases in non-performing loans when compared with the prior year.

Residential Mortgages

Performing residential mortgage TDRs decreased from 69.9% of total residential mortgage TDRs at December 31, 2013 to 52.4% of total residential TDRs at September 30, 2014. This improvement is attributable to improving credit quality among the portfolio, including improved aging, decreases in non-performing loans, and fewer modifications overall.

Other Consumer Loans

TDRs on home equity loans and lines of credit decreased for both the three-month and nine-month periods ended September 30, 2014, compared with the prior year. Subsequent re-defaults for home equity loans and lines of credit also decreased for the same periods.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In accordance with our policies and guidelines, we, at times, offer payment deferrals to borrowers on our retail installment contracts, under which the consumer is allowed to move up to three delinquent payments to the end of the loan. Our policies and guidelines limit the number and frequency of deferrals that may be granted to one deferral every six months and eight months over the life of a loan. Additionally, we generally limit the granting of deferrals on new accounts until a requisite number of payments have been received. During the deferral period, we continue to accrue and collect interest on the loan in accordance with the terms of the deferral agreement.

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

The following table presents the allocation of the allowance for loan losses and the percentage of each loan type to total loans at the dates indicated:

	September 30, 2014		December 31, 2013
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(dollars in thousands)
Allocated allowance:
Commercial loans	$350,473	47.7%	$443,074	64.4%
Consumer loans	1,405,413	52.3%	363,647	35.6%
Unallocated allowance	49,503	imm.	27,616	imm.
Total allowance for loan losses	$1,805,389	100.0%	$834,337	100.0%
Reserve for unfunded lending commitments	149,641		220,000
Total allowance for credit losses	$1,955,030		$1,054,337

General

The Allowance for Credit Losses increased $900.7 million from December 31, 2013 to September 30, 2014 and increased as a percentage of total loans to 2.61% at September 30, 2014 compared to 2.11% at December 31, 2013. The increase in the allowance for credit losses can be attributed to the increase in the Company's retail and unsecured loan portfolios which is a primarily due to the change in control in Q1 2014.

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

A loan is considered to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay (e.g., less than 90 days) or insignificant shortfall in the amount of payments does not necessarily result in the loan being identified as impaired. Impaired loans are defined as all TDRs plus non-accrual commercial loans in excess of $1 million. In addition, the Company may perform a specific reserve analysis on loans that fail to meet this threshold if the nature of the collateral or business conditions warrant. The Company performs a specific reserve analysis on certain loans in the Corporate Banking and other commercial classes of financing receivables, regardless of loan size.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial

For the commercial loan portfolio excluding small business loans (businesses with annual sales of up to $3.0 million), the Company has specialized credit officers, a monitoring unit, and workout units that identify and manage potential problem loans. Changes in management factors, financial and operating performance, company behavior, industry factors and external events and circumstances are evaluated on an ongoing basis to determine whether potential impairment is evident and additional analysis is needed. For the commercial loan portfolios, risk ratings are assigned to each loan to differentiate risk within the portfolio, reviewed on an ongoing basis by credit risk management and revised, if needed, to reflect the borrower’s current risk profile and the related collateral position. The risk ratings consider factors such as financial condition, debt capacity and coverage ratios, market presence and quality of management. Generally, credit officers reassess a borrower’s risk rating on at least an annual basis, and more frequently if warranted. This reassessment process is managed by credit officers and is overseen by the Credit Monitoring group to ensure consistency and accuracy in risk ratings, as well as the appropriate frequency of risk rating reviews by the Company’s credit officers. The Company’s Internal Audit group regularly performs loan reviews and assesses the appropriateness of assigned risk ratings. When credits are downgraded below a certain level, the Company’s Workout Department becomes responsible for managing the credit risk. Risk rating actions are generally reviewed formally by one or more credit committees depending on the size of the loan and the type of risk rating action being taken. Detailed analyses are completed that support the risk rating and management’s strategies for the customer relationship going forward.

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

When the Company determines that the value of an impaired loan is less than its carrying amount, the Company recognizes impairment through a provision estimate or a charge-off to the allowance. Management performs these assessments on at least a quarterly basis. For commercial loans, a charge-off is recorded when a loan, or a portion thereof, is considered uncollectible and of such little value that its continuance on the Company’s books as an asset is not warranted. Charge-offs are recorded on a monthly basis, and partially charged-off loans continue to be evaluated on at least a quarterly basis, with additional charge-offs or loan loss provisions taken on the remaining loan balance, if warranted, utilizing the same criteria.

The portion of the allowance for loan losses related to the commercial portfolio decreased from $443.1 million at December 31, 2013 (1.38% of commercial loans) to $350.5 million at September 30, 2014 (0.98% of commercial loans). The primary factor resulting in this decrease is that the portfolio risk distribution has shown improvement related to portfolio credit quality (lower levels of classified and non-accruing loans). In addition, there has been a decrease in probability of default rates associated with commercial loans that have resulted in a decrease in reserve balances.

In the normal course of business, the Company reviews and updates its models to ensure that it is using the best available information in determining its allowances for credit losses. During the second quarter of 2014, the Company completed and tested a new allowance model for the Santander Real Estate Capital ("SREC") portfolio. The new model is internally-calibrated using the Bank's own portfolio and historical experience, compared to the prior model which used third-party data of portfolios that encompassed the Bank's portfolio but also included portfolios of a broader population. The implementation of this model, along with continued improvement in the credit quality of the SREC portfolio and the overall credit environment, resulted in the Company recording a release of provision in the amount of $76.8 million.

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

As of September 30, 2014, the Company had $733.9 million and $5.3 billion of consumer home equity loans and lines of credit, which included $330.1 million and $3.0 billion, or 45.0% and 57.1%, in junior lien positions, respectively. As a result of the update to the home equity model completed and fully implemented in the first half of 2014, the Company switched from analyzing loss severity rates using a 150-day period to a 90-day period. Loss severity rates on these consumer home equity loans and lines of credit in junior lien positions, using the 90-day period, were 57.0% and 69.4%, respectively, as of September 30, 2014.

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

The Company considers the delinquency status of its senior liens in cases in which the Company services the lien. The Company currently services the senior lien on 24.4% of junior lien home equity principal balances. Of the junior lien home equity loan and line of credit balances that are current, 2.0% have a senior lien that is one or more payments past due. When the senior lien is delinquent but the junior lien is current, allowance levels are adjusted to reflect loss estimates consistent with the delinquency status of the senior lien. The Company also extrapolates these impacts to the junior lien portfolio when the senior lien is serviced by another investor and the delinquency status of that senior lien is unknown. Beginning in 2014, the Company began considering the actual delinquency status of senior liens serviced by other servicers through the use of credit bureau data.

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

Depository and lending institutions in the U.S. generally are expected to experience a significant volume of home equity lines of credit that will be approaching the end of their draw periods over the next several years, following the growth in home equity lending experienced during 2003 through 2007. As a result, many of these home equity lines of credit will either convert to amortizing loans or have principal due as balloon payments. The percentage of the Company's current home equity lines of credit that are expected to reach the end of their draw periods prior to December 31, 2018 is approximately 3.7% and not considered significant. The Company's home equity lines of credit are generally open-ended, revolving loans with fixed-rate lock options and draw periods of up to 10 years, along with amortizing repayment periods of up to 15 years. We currently do not monitor delinquency rates differently for amortizing and non-amortizing lines, but instead segment our home equity line of credit portfolio by certain other risk characteristics which we monitor, along with several credit quality metrics including delinquency. Our home equity lines of credit are generally underwritten considering fully drawn and fully amortizing levels. As a result, we currently do not anticipate a significant deterioration in credit quality when these home equity lines of credit begin to amortize. We are currently enhancing our data capabilities to monitor home equity line of credit delinquency trends by amortizing and non-amortizing status, and will look to expand our disclosures in future filings to discuss any significant delinquency trends affecting the Company's home equity portfolios when this information becomes available.

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

The allowance for consumer loans was $1.4 billion and $363.6 million at September 30, 2014 and December 31, 2013, respectively. The allowance as a percentage of consumer loans was 3.59% at September 30, 2014 and 2.03% at December 31, 2013. The increase is primarily related to additional allowance recorded for the loan portfolio acquired during the Change in Control in the first quarter of 2014.

Unallocated

Additionally, the Company reserves for certain inherent, but undetected, losses that are probable within the loan portfolio. Absent significant other factors to the contrary, management generally considers an unallocated position within 5% of the overall allowance to be reasonably sufficient to absorb imprecisions of models to otherwise provide for coverage of inherent losses in the Company's entire loan and lease portfolios. These imprecisions may include loss factors inherent in the loan portfolio that may not have been discreetly contemplated in the general and specific components of the allowance, as well as potential variability in estimates. Period-to-period changes in the Company's historical unallocated allowance for loan and lease loss positions are considered in light of these factors. The unallocated allowance for loan losses was $49.5 million at September 30, 2014 and $27.6 million at December 31, 2013.

Reserve for Unfunded Lending Commitments

In addition to the allowance for loan and lease losses, the Company estimates probable losses related to unfunded lending commitments. Risk factors, in conjunction with an analysis of historical loss experience, current economic conditions, performance trends within specific portfolio segments, and any other pertinent information result in the estimation of the reserve for unfunded lending commitments. Additions to the reserve for unfunded lending commitments are made by charges to the provision for credit losses, and this reserve is classified within Other liabilities on the Company's Condensed Consolidated Balance Sheet. Once an unfunded lending commitment becomes funded and is carried as a loan, the corresponding reserves are transferred to the allowance for loan losses.

The reserve for unfunded lending commitments decreased from $220.0 million at December 31, 2013 to $149.6 million at September 30, 2014. The decrease is due in a shift from off-balance sheet lending commitments, primarily to commercial customers, to loans or lines of credit included on the Company's balance sheet as financing receivables. As a result of these shifts, the net impact of the decrease in reserve for unfunded lending commitments to the overall allowance for credit losses is immaterial.

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

Total investment securities available-for-sale increased $3.5 billion to $15.1 billion at September 30, 2014, compared to $11.6 billion at December 31, 2013. The increase was primarily driven by activity within the FHLMC and FNMA debt securities portfolio and the U.S. Treasury and government agency securities portfolio. The FHLMC and FNMA debt securities portfolio increased by $1.6 billion primarily due to the third quarter sale of qualifying residential loans to FHLMC in return for mortgage-backed securities issued by FHLMC. See Note 4 to the Condensed Consolidated Financial Statements for further discussion on this transaction. The U.S. Treasury and government agency securities portfolio also increased by $1.5 billion as a result of purchases made during the third quarter of 2014. For additional information with respect to the Company’s investment securities, see Note 4 in the Notes to the Condensed Consolidated Financial Statements.

The Company held $122.9 million of trading securities at September 30, 2014. There were no trading securities at December 31, 2013.

Other investments, which consists of FHLB stock and FRB stock, decreased from $820.4 million at December 31, 2013 to $802.9 million at September 30, 2014, primarily due to the FHLB's repurchase of its stock.

The average life of the available-for-sale investment portfolio (excluding certain ABS) at September 30, 2014 was approximately 4.78 years, compared to 5.25 years at December 31, 2013. The average effective duration of the investment portfolio (excluding certain ABS) at September 30, 2014 was approximately 3.78 years. The actual maturities of MBS available for sale will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

GOODWILL

Goodwill totaled $8.9 billion and $3.4 billion at September 30, 2014 and December 31, 2013, respectively.

During the second quarter of 2014, the Company reorganized its management reporting structure in order to better align management teams and resources with the business goals of the Company and to provide enhanced customer service to its clients. The result of these changes on reporting units has been further discussed in Note 8 to the Condensed Consolidated Financial Statements.

The following table shows goodwill by reporting unit at September 30, 2014:

	Retail Banking	Auto Finance & Alliances	Real Estate and Commercial Banking	Global Banking & Markets and Large Corporate	SCUSA	Total
	(in thousands)
Goodwill at September 30, 2014	$1,815,729	$71,522	$1,406,048	$131,130	$5,467,582	$8,892,011

At September 30, 2014, goodwill represented 7.8% and 40.0% of total assets and total stockholder's equity, respectively compared to 4.4% of total assets and 25.3% of total stockholder's equity at December 31, 2013. The increase is related to the addition of goodwill from the Change in Control. Refer to further discussion of this transaction in Note 3 to the Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of the Company’s annual 2013 impairment testing indicated that the fair value of each of its reporting units exceeded their carrying amounts as of the October 1, 2013 testing date, and no events or circumstances have changed since its annual 2013 impairment testing that would more likely than not reduce the fair value of any of its reporting units below its carrying amount. As a result, no goodwill impairment test was performed on any of the Company's reporting units through the third quarter of 2014.

While there has been a decline in SCUSA's share price from the IPO in January to September 30, 2014, this decline was not considered to be a sustained decrease in share price that would have a material impact on the valuation of SCUSA. Based on this analysis, the Company concluded that the decline in share price was not an event or circumstance that would more likely than not reduce the fair value of SCUSA below its carrying amount. The Company conducts its evaluation of goodwill impairment at the reporting unit level on an annual basis during the fourth quarter.

Goodwill impairment testing involves management judgment, requiring an assessment of whether the carrying value of the reporting unit can be supported by its fair value using widely accepted valuation techniques, such as the market approach (e.g., earnings and price-to-book value multiples of comparable public companies) and/or the income approach (e.g., discounted cash flow method). These fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be accurate predictions in the future.

DEFERRED TAXES AND OTHER TAX ACTIVITY

The Company's net deferred tax balance was a liability of $388.8 million at September 30, 2014, compared to an asset of $748.0 million at December 31, 2013. The decrease of $1.1 billion was primarily due to $873.8 million of deferred taxes recorded in connection with the Change in Control, a $93.9 million reduction in deferred tax assets due to the adoption of ASU 2013-11, a $84.5 million reduction due to an overall decrease in cumulative temporary differences; net operating loss carry-forwards; and an $84.6 million reduction in deferred tax assets related to a decrease in investment and market-related unrealized losses.

The Company has a lawsuit pending against the United States in Federal District Court in Massachusetts relating to the proper tax consequences of two financing transactions with an international bank through which the Company borrowed $1.2 billion. As a result of the two financing transactions, the Company paid foreign taxes of $264.0 million from 2003 through 2007 and claimed a corresponding foreign tax credit for foreign taxes paid during those years, which the IRS disallowed. The IRS also disallowed the Company's deductions for interest expense and transaction costs, totaling $74.6 million in tax liability, and assessed penalties and interest totaling approximately $92.5 million. The Company has paid the taxes, penalties and interest associated with the IRS adjustments for all tax years, and the lawsuit will determine whether the Bank is entitled to a refund of the amounts paid. The Company has recorded a receivable in other assets for the amount of these payments, less a tax reserve of $96.9 million, as of September 30, 2014.

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

OTHER ASSETS

Other assets at September 30, 2014 were $1.9 billion, compared to $1.2 billion at December 31, 2013. The increase in other assets was primarily due to activity in income tax receivables, other repossessed assets, and miscellaneous assets and receivables. Income tax receivables increased $114.3 million primarily due to the Change in Control. Other repossessed assets increased $137.1 million, primarily due to the Change in Control. Miscellaneous assets and receivables increased $417.4 million, primarily due to the Change in Control, an increase in lease receivables, and due to the timing of various payments.

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

The following table presents the composition of deposits and other customer accounts at the dates indicated:

	September 30, 2014		December 31, 2013
	Balance	Percent of total deposits	Balance	Percent of total deposits
	(dollars in thousands)
Interest-bearing demand deposits	$11,834,465	23.1%	$10,423,610	21.1%
Non-interest-bearing demand deposits	7,965,469	15.5%	8,022,529	16.2%
Savings	3,950,681	7.7%	3,885,724	7.8%
Money market	20,620,558	40.2%	19,050,473	38.5%
Certificates of deposit	6,909,782	13.5%	8,139,070	16.4%
Total Deposits	$51,280,955	100.0%	$49,521,406	100.0%

Total deposits and other customer accounts increased $1.8 billion from December 31, 2013 to September 30, 2014. The increase in deposits was due to increases in Interest-bearing demand deposits, Savings, Money Market accounts, partially offset by a decrease in CDs. The increase in deposits was primarily comprised of increases in interest-bearing demand deposits of $1.4 billion, or 13.5%, and money market accounts of $1.6 billion, or 8.2%, due mainly to continuing better economic conditions encouraging movement from non-interest bearing accounts to interest-bearing investments.

CDs decreased $1.2 billion, or 15.1%, due to continued run-off as certain CD products matured and the lack of the Company's rollover of certain wholesale CDs, as customers and the Company have opted to maintain balances in more liquid transaction accounts. In addition, the Company continues to focus its efforts on repositioning its account mix and increasing lower-cost deposits. The cost of deposits increased from 0.49% for the third quarter of 2013 to 0.50% for the third quarter of 2014.

Demand deposit overdrafts that have been reclassified as loan balances were $31.9 million and $66.5 million at September 30, 2014 and December 31, 2013, respectively. Time deposits of $100,000 or more totaled $2.4 billion and $2.8 billion at September 30, 2014 and December 31, 2013, respectively.

BORROWINGS AND OTHER DEBT OBLIGATIONS

The Bank utilizes borrowings and other debt obligations as a source of funds for its asset growth and asset/liability management. Collateralized advances are available from the FHLB if certain standards related to creditworthiness are met. The Bank also utilizes repurchase agreements, which are short-term obligations collateralized by securities. The holding company has term loans and lines of credit with Santander and other third-party lenders. In addition, SCUSA has warehouse lines of credit and securitizes some of its retail installment contracts, which are structured secured financings. Total borrowings and other debt obligations at September 30, 2014 were $37.4 billion, compared to $12.4 billion at December 31, 2013. Total borrowings increased $25.0 billion primarily due to the Change in Control. The total impact of SCUSA's borrowings and debt obligations at September 30, 2014 was $26.7 billion. See further detail on borrowings activity in Note 10 to the Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OFF-BALANCE SHEET ARRANGEMENTS

See further discussion of the Company's off-balance sheet arrangements in Note 7 and Note 15 to the Condensed Consolidated Financial Statements, and Liquidity and Capital Resources analysis.

BANK REGULATORY CAPITAL

Our capital priorities are to support client growth, business investment, and maintain appropriate capital in light of economic uncertainty and the Basel III framework. We continue to improve our capital levels and ratios through retention of quarterly earnings.

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by those regulatory authorities. At September 30, 2014 and December 31, 2013, respectively, the Bank met the well-capitalized capital ratio requirements. The Company's capital levels exceeded the ratios required for BHCs.

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

Federal banking laws, regulations and policies also limit the Bank's ability to pay dividends and make other distributions to the Company. The Bank must obtain prior OCC approval to declare a dividend or make any other capital distribution if, after such dividend or distribution: (1) the Bank's total distributions to the holding company within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years; (2) the Bank would not meet capital levels imposed by the OCC in connection with any order, or (3) the Bank is not adequately capitalized at the time. In addition, the OCC's prior approval would be required if the Bank's examination or Community Reinvestment Act ratings fall below certain levels or the Bank is notified by the OCC that it is a problem association or in troubled condition. In addition, the Bank must obtain the OCC's prior written approval to make any capital distribution until it has positive retained earnings.

Any dividend declared and paid or return of capital has the effect of reducing the Bank's capital ratios. During the first quarter and third quarter of 2014, the Bank declared and paid $50.0 million and $78.0 million, respectively, in return of capital to SHUSA.
The following schedule summarizes the actual capital balances of the Bank and SHUSA at September 30, 2014:

	BANK

	September 30, 2014	Well-capitalized Requirement(2)	Minimum Requirement(2)
Tier 1 leverage capital ratio	12.13%	5.00%	4.00%
Tier 1 risk-based capital ratio	13.37%	6.00%	4.00%
Total risk-based capital ratio	14.94%	10.00%	8.00%
Tier 1 common capital ratio(1)	13.37%	n/a	n/a

	SHUSA

	September 30, 2014	Well-capitalized Requirement(2)	Minimum Requirement(2)
Tier 1 leverage capital ratio	12.25%	5.00%	4.00%
Tier 1 risk-based capital ratio	13.06%	6.00%	4.00%
Total risk-based capital ratio	14.99%	10.00%	8.00%
Tier 1 common capital ratio(1)	11.01%	n/a	n/a
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

LIQUIDITY AND CAPITAL RESOURCES

Overall

The Company continues to maintain strong liquidity positions. Liquidity represents the ability of the Company to obtain cost-effective funding to meet the needs of customers as well as the Company's financial obligations. Factors that impact the liquidity position of the Company include loan origination volumes, loan prepayment rates, the maturity structure of existing loans, core deposit growth levels, CD maturity structure and retention, the Company's credit ratings, investment portfolio cash flows, the maturity structure of the Company's wholesale funding, and other factors. These risks are monitored and managed centrally. The Bank's Asset/Liability Committee reviews and approves the liquidity policy and guidelines on a regular basis. This process includes reviewing all available wholesale liquidity sources. The Company also forecasts future liquidity needs and develops strategies to ensure adequate liquidity is available at all times. SHUSA conducts monthly liquidity stress test analyses to manage its liquidity under a variety of scenarios, all of which demonstrate that the Company has ample liquidity to meet its short-term and long-term cash requirements.

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

Sources of Liquidity

Parent Company and Bank

The Company has several sources of funding to meet its liquidity requirements, including its core deposit base, liquid investment securities portfolio, ability to acquire large deposits, FHLB borrowings, wholesale deposit purchases, and federal funds purchased, as well as through securitizations in the ABS market and committed credit lines from third-party banks and Santander. In addition, the Company, through SCUSA, utilizes large flow agreements. The Company has the following major sources of funding to meet its liquidity requirements: dividends and returns of investments from its subsidiaries, short-term investments held by non-bank affiliates, and access to the capital markets.

On September 15, 2014, the Company entered into a written agreement with the Federal Reserve Bank of Boston. Under the terms of the written agreement, the Company must serve as a source of strength to the Bank; strengthen Board oversight of planned capital distributions by the Company and its subsidiaries; and not declare or pay, and not permit any nonbank subsidiary that is not wholly-owned by the Company to declare or pay, any dividends and not make, or permit any such subsidiary to make, any capital distribution, in each case without the prior written approval of the Federal Reserve Bank of Boston.

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

Available Liquidity

As of September 30, 2014, the Bank had approximately $26.6 billion in committed liquidity from the FHLB and the FRB. Of this amount, $15.9 billion is unused and therefore provides additional borrowing capacity and liquidity for the Company. At September 30, 2014 and December 31, 2013, liquid assets (cash and cash equivalents, LHFS, and securities available for sale exclusive of securities pledged as collateral) totaled approximately $11.2 billion and $10.2 billion, respectively. These amounts represented 21.8% and 20.6% of total deposits at September 30, 2014 and December 31, 2013, respectively. In addition to liquid assets, the Company also has available liquidity from federal funds counterparties of $1.3 billion. Management believes that the Company has ample liquidity to fund its operations.

Cash and cash equivalents

	Nine-Month Period Ended September 30,
	2014	2013
	(in thousands)
Net cash provided by operating activities	3,378,518	1,261,371
Net cash (used)/provided in investing activities	(10,674,732)	9,627,771
Net cash provided/(used) by financing activities	5,120,496	(8,567,583)

Cash provided by operating activities

Net cash provided by operating activities was $3.4 billion for the nine-month period ended September 30, 2014, which is comprised of net income of $2.5 billion in addition to $4.6 billion in proceeds from loans held for sale, offset by $3.6 billion of originations of loans held for sale, net of repayments. Net cash provided by operating activities was $1.3 billion for the nine-month period ended September 30, 2013.

Cash used in investing activities

For the nine months ended September 30, 2014, net cash used in investing activities was $10.7 billion, primarily due to $4.6 billion in leased vehicle purchases, $5.0 billion in normal loan activity, and $3.9 billion of purchases of investment securities available-for-sale, and $2.0 billion of investment sales, maturities and repayments.

For the nine months ended September 30, 2013, net cash provided by investing activities was $9.6 billion, primarily due to $10.8 billion of investment sales, maturities and repayments and $2.3 billion in loan purchases and activity, offset by $1.4 billion in purchases of loans and $4.2 billion in purchases of investment securities available-for-sale.

Cash provided by financing activities

For the nine months ended September 30, 2014, net cash provided by financing activities was $5.1 billion, which was primarily due to a $2.0 billion increase in deposits and an increase in net borrowing activity of $1.3 billion. Net cash used by financing activities for the nine months ended September 30, 2013 was $8.6 billion, which consisted primarily of a $1.5 billion increase in deposits and net borrowing activity of $7.1 billion.

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

Total Return Swap

SCUSA also obtains financing through a total return swap under which it pledges retained subordinated bonds on its own securitizations as collateral for a financing facility that includes a requirement that it settles with the counterparty at maturity an amount based on the change in the fair value of the underlying bonds during the term of the facility.

Santander Credit Facilities

Santander historically has provided, and continues to provide SCUSA's business with significant funding support in the form of committed credit facilities. Through its New York branch, Santander provides SCUSA with $4.5 billion of long-term committed revolving credit facilities.

The facilities offered through Santander's New York branch are structured as three and five year floating rate facilities, with current maturity dates of December 31, 2016 and 2018. These facilities currently permit unsecured borrowing, but generally are collateralized by retail installment contracts as well as securitization notes payables and residuals owned by SCUSA. Any secured balances outstanding under the facilities at the time of their maturity will amortize to match the maturities and expected cash flows of the corresponding collateral.

There was an average outstanding balance of approximately $3.6 billion under the Santander Credit Facilities during the period from January 28, 2014 to September 30, 2014. The maximum outstanding balance during the period was $4.3 billion.

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

Secured Structured Financings

SCUSA obtains long-term funding for its receivables through securitizations in the ABS market. The ABS market provides an attractive source of funding due to its cost efficiency, a large and deep investor base, and tenors that appropriately match the cash flows of the debt to the cash flows of the underlying assets. The term structure of a securitization locks in fixed-rate funding for the life of the underlying fixed-rate assets, and the matching amortization of the assets and liabilities provides committed funding for the collateralized loans throughout their terms. Because of prevailing market rates, SCUSA did not issue ABS in 2008 or 2009, but began issuing ABS again in 2010. SCUSA has been the largest issuer of retail auto ABS in the U.S. since 2011. SCUSA has issued a total of over $32.0 billion in retail auto ABS since 2010.

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

SCUSA's on-balance sheet securitization transactions utilize bankruptcy-remote special purpose entities (SPEs) which are also variable interest entities ("VIEs") that meet the requirements to be consolidated in our financial statements. Following a securitization, the finance receivables and notes payable related to the securitized retail installment contracts remain on our Condensed Consolidated Balance Sheet. We recognize finance and interest income as well as fee income on the collateralized retail installment contracts and interest expense on the ABS issued. We also record a provision for loan losses to cover probable loan losses on the retail installment contracts. While these Trusts are included in our Condensed Consolidated Financial Statements, they are separate legal entities. The finance receivables and other assets sold to the Trusts are owned by them available to satisfy the notes payable related to the securitized retail installment contracts, and are not available to SCUSA's or those of our creditors or our other subsidiaries.

SCUSA has completed six securitizations in 2014 in addition to six subordinated bond transactions to fund residual interests from existing securitizations. SCUSA currently has 27 securitizations outstanding with a cumulative ABS balance of approximately $13.0 billion. Its securitizations generally have several classes of notes, with principal paid sequentially based on seniority and any excess spread distributed to the residual holder. SCUSA generally retains the lowest bond class and the residual interest in each securitization, and uses the proceeds from the securitization to repay borrowings outstanding under its credit facilities, originate and acquire new loans and leases, and for general corporate purposes. SCUSA generally exercises clean-up call options on its securitizations when the collateralization pool balance reaches 10% of its original balance.

SCUSA periodically issues amortizing notes in private placements that are structured similarly to its public and Rule 144A (of the 1933 Securities Act) securitizations, but are issued to banks and conduits. Historically, all of SCUSA's securitizations and private issuances have been collateralized by vehicle retail installment contracts and loans; however, in 2013, SCUSA issued its first amortizing notes backed by vehicle leases. As of September 30, 2014, SCUSA had private issuances of notes backed by vehicle leases totaling approximately $1.3 billion.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Flow Agreements

SCUSA enters into flow agreements under which loans and leases are sold on a periodic basis to provide funding for new originations. These loans are not on the Company's balance sheet, but may provide a gain on sale and a stable stream of servicing fee income. On June 13, 2013, SCUSA entered into a flow agreement with Bank of America under which SCUSA committed to sell a contractually determined amount of eligible loans to Bank of America on a monthly basis. The amount sold monthly is up to $300.0 million and varies depending on the amount and credit quality of eligible current month originations and prior month sales. The agreement extends through May 31, 2018. For loans sold, we retain the servicing rights at contractually agreed upon rates. We also will receive or pay a servicer performance payment if net credit losses on the sold loans are lower or higher, respectively, than expected net credit losses at the time of sale. These servicer performance payments are limited to a percentage of principal balance sold or expected losses at time of sale and are not expected to be significant to our total servicing compensation from the flow agreement.

In May 2014, SCUSA entered into a flow agreement with Citizens Bank of Pennsylvania under which Citizens has committed to purchase up to $600.0 million per quarter of prime Chrysler Capital originations over the next three years. The minimum commitment is $250.0 million per quarter for the first four quarters and $400.0 million per quarter thereafter.

Off-Balance Sheet Financing

SCUSA periodically executes Chrysler Capital-branded securitizations under Rule 144A of the Securities Act. Because all of the notes and residual interests in these securitizations are issued to third parties, SCUSA records these transactions as true sales of the retail installment contracts securitized, and removed the sold assets from its consolidated balance sheets. During the three months ended September 30, 2014, the Company sold $1.0 billion of gross retail installment contracts in an off-balance sheet securitization, recognizing a gain on sale of approximately $39.0 million. This securitization was primarily comprised of Chrysler Capital loans but included some non-Chrysler collateral. During the nine months ended September 30, 2014, the Company sold approximately $1.8 billion of gross retail installment contracts in off-balance sheet securitizations for a gain of approximately $72.0 million.

Uses of Liquidity

The Company uses liquidity for debt service and repayment of borrowings, as well as for funding loan commitments and satisfying deposit withdrawal requests.

Dividends and Stock Issuances

During the first nine months of 2014, the Bank paid $128.0 million in return of capital to SHUSA. At September 30, 2014, the Company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

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

Following these transactions and as of September 30, 2014, the Company had 530,391,043 shares of common stock outstanding.

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

	Payments Due by Period
	Total	Less than 1 year	Over 1 yr to 3 yrs	Over 3 yrs to 5 yrs	Over 5 yrs
	(in thousands)
FHLB advances (1)	$8,671,786	$2,946,009	$4,083,807	$1,641,970	$—
Notes payable - revolving facilities	8,090,081	1,445,820	5,844,261	800,000	—
Notes payable - secured structured financings	12,140,068	190,182	3,678,724	6,566,337	1,704,825
Other debt obligations (1) (2)	4,008,719	1,076,798	1,237,800	1,473,540	220,581
Junior subordinated debentures due to capital trust entities (1) (2)	248,399	161,789	86,610	—	—
Certificates of deposit (1)	7,000,330	4,372,600	2,507,380	120,350	—
Non-qualified pension and post-retirement benefits	68,218	6,565	13,332	13,582	34,739
Operating leases(3)	690,998	108,591	195,346	139,379	247,682
Total contractual cash obligations	$40,918,599	$10,308,354	$17,647,260	$10,755,158	$2,207,827

(1)
Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based on interest rates in effect at September 30, 2014. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Includes all carrying value adjustments, such as unamortized premiums and discounts and hedge basis adjustments.

(3)	Does not include future expected sublease income.

Excluded from the above table are deposits of $44.4 billion that are due on demand by customers. Additionally, $137.7 million of tax liabilities associated with unrecognized tax benefits have been excluded due to the high degree of uncertainty regarding the timing of future cash outflows associated with those obligations.

The Company is a party to financial instruments and other arrangements with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and manage its exposure to fluctuations in interest rates. See further discussion on these risks in Note 11 and Note 15 to the Condensed Consolidated Financial Statements.

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

Interest rate risk focuses on managing four elements of risk associated with interest rates: basis risk, repricing risk, yield curve risk and option risk. Basis risk stems from rate index timing differences with rate changes, such as differences in the extent of changes in Federal funds rates compared with the three-month LIBOR rate. Repricing risk stems from the different timing of contractual repricing, such as one-month versus three-month reset dates, as well as the related maturities. Yield curve risk stems from the impact on earnings and market value resulting from different shapes and levels of yield curves. Option risk stems from prepayment or early withdrawal risk embedded in various products. These four elements of risk are analyzed through a combination of net interest income simulations, shocks to those net interest income simulations, and scenario and market value analyses and the subsequent results are reviewed by management. Numerous assumptions are made to produce these analyses, including assumptions on new business volumes, loan and investment prepayment rates, deposit flows, interest rate curves, economic conditions and competitor pricing.

Further information on risk factors can be found under Part II, Item 1A Risk Factors, in this Quarterly Report on Form 10-Q for the quarter-ended September 30, 2014.

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

The table below reflects the estimated sensitivity to the Company’s net interest income based on interest rate changes:

If interest rates changed in parallel by the amounts below at September 30, 2014	The following estimated percentage increase/(decrease) to net interest income would result
Down 100 basis points	(0.97)%
Up 100 basis points	1.19%
Up 200 basis points	2.31%

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

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk, and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at September 30, 2014 and December 31, 2013.

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by	September 30, 2014	December 31, 2013
Down 100 basis points	(1.92)%	0.87%
Up 100 basis points	(0.83)%	(2.00)%
Up 200 basis points	(2.60)%	(4.53)%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company typically retains the servicing rights related to residential mortgage loans that are sold. Residential MSRs are accounted for at fair value. As deemed appropriate, the Company economically hedges MSRs, using interest rate swaps and forward contracts to purchase MBS. For additional information on MSRs, see Note 9 to the Condensed Consolidated Financial Statements.

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

For additional information on foreign exchange contracts, derivatives and hedging activities, see Note 11 to the Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Incorporated by reference from Part I, Item 2, Management’s Discussion and Analysis of Results of Operations and Financial Condition — Asset and Liability Management above.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls

We carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, management concluded that the disclosure controls and procedures were not effective due to a material weakness in the design and operating effectiveness of our internal control over financial reporting as defined in SEC Regulation S-X as it relates to the Condensed Consolidated Statement of Cash Flows (“SCF”), which was identified in connection with the preparation of our SCF for the quarter ended September 30, 2014. The primary factor contributing to this conclusion was the manual process to prepare the SCF, whereby errors were made during the quarters ended March 31, June 30, 2014, (which were not identified in a timely manner as discussed in Item 5 below) and in connection with the preparation of the September 30, 2014 financial information. While the errors were concluded to not be material, it was determined there was a reasonable possibility that a potential material misstatement could have occurred. As a result, our internal control over financial reporting and therefore our disclosure controls and procedures were concluded to be ineffective for these periods. Notwithstanding the identified material weakness related to the SCF, management believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.
Subsequent to September 30, 2014, we are taking steps to implement additional measures to remediate the underlying causes, primarily through additional reviews at a detailed level and the implementation of improved processes and enhancements to documented procedures.
Changes in Internal Control over Financial Reporting
Other than as described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION

Item 1	— Legal Proceedings

Reference should be made to Note 12 to the Condensed Consolidated Financial Statements for disclosure regarding the lawsuit filed by SHUSA against the Internal Revenue Service and Note 15 to the Condensed Consolidated Financial Statements for SHUSA’s litigation disclosure, which are incorporated herein by reference.

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

Immaterial Corrections to the Statement of Cash Flows for the quarters ended March 31, 2014 and June 30, 2014
During the financial close process of the quarter ended September 30, 2014, the Company identified certain immaterial classification errors in its Condensed Consolidated Statements of Cash Flows for the quarters ended March 31, 2014 and June 30, 2014. The Company has corrected these errors by reclassifying certain cash flows related to loans held for investment, which were previously reported in cash flows provided by operating activities, to cash flows from investing activities as presented below. The Company also identified and corrected immaterial classification errors related to FHLB advance repayments and short-term borrowings reported within cash flows in financing activities.
These changes resulted in decreased total cash provided by operating activities and decreased total cash used in investing activities by an equal and offsetting amount. There was no net impact to cash provided by financing activities. The reclassification errors did not impact the net change in cash and cash equivalents, total cash and cash equivalents, net income, or any other operating measure and had no impact on the Condensed Consolidated Balance Sheets, and related Condensed Consolidated Statements of Operations, Comprehensive Income or Stockholder’s Equity.

The following table reflects a summary of the impact of the corrections on the Company’s historical financial statements for the three and six-months ended March 31, 2014 and June 30, 2014. The line items noted below were limited to the cash flow line items impacted by the correction of the classification errors described above.

	For the three-months ended:			For the six-months ended:
	As presented		Restated	As presented		Restated
	March 31, 2014		March 31, 2014	June 30, 2014		June 30, 2014
	(in thousands)
Cash Flows from Operating Activities
Net income:	$1,877,643		$1,877,643	$2,216,958		$2,216,958
Depreciation, amortization and accretion	180,190	(215,104)	(34,914)	305,517	(493,614)	(188,097)
Net cash provided by (used in) operating activities	967,496	(215,104)	752,392	2,339,509	(493,614)	1,845,895

Net change in loans other than purchases and sales	(2,454,428)	215,104	(2,239,324)	(4,974,462)	493,614	(4,480,848)
Net cash provided by (used in) investing activities	(3,021,266)	215,104	(2,806,162)	(6,640,868)	493,614	(6,147,254)

Net change in short-term borrowings	(2,808,671)	1,627,270	(1,181,401)	(157,976)	1,627,270	1,469,294
Repayments of FHLB advances	813,635	(1,627,270)	(813,635)	813,635	(1,627,270)	(813,635)
Net cash provided by (used) financing activities	1,312,395	—	1,312,395	4,460,060	—	4,460,060
Net change in cash and cash equivalents	(741,375)		(741,375)	158,701		158,701

Cash and cash equivalents, beginning	4,226,947		$4,226,947	$4,226,947		$4,226,947
Cash and cash equivalents, end	3,485,572		$3,485,572	$4,385,648		$4,385,648

The Company evaluated the effects of these errors both quantitatively and qualitatively on prior periods’ condensed consolidated financial statements, individually and in the aggregate, in accordance with the guidance in ASC Topic 250, Accounting Changes and Error Corrections and ASC Topic 250-10-S99-1, Assessing Materiality and concluded that it did not have a material impact on, nor require amendment of, any previously filed quarterly condensed consolidated financial statements.

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

(10.2)
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

SANTANDER HOLDINGS USA, INC. (Registrant)
Date:	November 14, 2014	/s/ Román Blanco
Román Blanco
President and Chief Executive Officer (Authorized Officer)

Date:	November 14, 2014	/s/ Gerald P. Plush
Gerald P. Plush
Chief Financial Officer and Senior Executive Vice President

Date:	November 14, 2014	/s/ Guillermo Sabater
Guillermo Sabater
Comptroller and Senior Executive Vice President