Form 10-Q/A
period 2014-09-30
Santander Holdings USA, Inc.
filed 2014-12-16
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q / A
Amendment No. 1
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

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend the following items of our Quarterly Report on Form 10-Q for  the quarter ended September 30, 2014 as originally filed with the Securities and Exchange Commission on November 17, 2014  (the “Original Form 10-Q”): (i) The Condensed Consolidated Statements of Cash Flows, Note 1 and Note 5 in Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and  Analysis of Financial Condition and Results of Operations,” (iii) Item 4 of Part I, “Controls and Procedures,” (iv) Item 5 of Part II, "Other Information," and (v) Item 6 of Part II, “Exhibits”, and we have also updated the signature page, the certifications of our Chief Executive Officer, Chief Financial Officer, Comptroller in Exhibits 31.1, 31.2, 31.3, 32.1, 32.2 and 32.3, and our financial statements formatted in Extensible Business Reporting Language (XBRL) in Exhibits 101.  Except for the changes in the foregoing sections, no other changes have been made to the Original Form 10-Q. For the convenience of the reader, this report on Form 10-Q/A presents in its entirety, as amended, our Original Form 10-Q.

We have determined that our Original Form 10-Q for the quarter ended September 30, 2014 contained errors in the Condensed Consolidated Statements of Cash Flows and Note 5 to our Condensed Consolidated Financial Statements which incorrectly stated the days past due of our retail installment contracts and auto loans, the components of the activity in the allowance  for credit losses, nonaccrual and nonperforming loan balances, the unpaid principal balances of impaired loans, and the components of troubled debt restructuring activities.

These corrections do not affect the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2014 and 2013, Condensed Consolidated Statements of Stockholder's Equity for the nine-month periods ended September 30, 2014 and 2013, or Condensed Consolidated Balance Sheets at September 30, 2014.  The corrections to the Condensed Consolidated Statements of Cash Flows did not impact the net change in cash and cash equivalents, or total cash and cash equivalents. We have made necessary conforming changes in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” resulting from the correction of these items.

As required by Rule 12b-15, our principal executive officer and principal financial officer are providing updated certifications. Accordingly, we hereby amend Item 6 in the Original Filing to reflect the filing of the new certifications.

Except as indicated above, this Form 10-Q/A does not purport to reflect any information or events subsequent to the filing date of the Original Form 10-Q. As such, this Form 10-Q/A speaks only as of the date the Original Form 10-Q was filed, and we have not undertaken herein to amend, supplement or update any information contained in the Original Filing to give effect to any subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with our other filings with the Securities and Exchange Commission (SEC) subsequent to the filing of the Original Form 10-Q.

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
(1) Refer to Note 3 to the Condensed Consolidated Financial Statements for further discussion.

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine-Month Period Ended September 30,
	2014	2013
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interest	$2,476,050	$550,134
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on SCUSA Change in Control	(2,291,003)	—
Net gain on sale of SCUSA shares	(137,536)	—
Gain on sale of branches	(10,648)	—
Provision for credit losses	2,034,721	26,850
Deferred taxes	890,534	144,972
Depreciation, amortization and accretion	(291,638)	212,762
Net gain on sale of loans	(190,388)	(50,458)
Net gain on sale of investment securities	(11,480)	(72,773)
Gain on residential loan securitizations	(37,905)	—
Net gain on sale of leased vehicles	(4,570)	—
OTTI recognized in earnings	—	63,630
Loss on debt extinguishment	11,946	558
Net (gain)/loss on real estate owned and premises and equipment	(2,384)	3,196
Stock-based compensation	3,312	(1,229)
Equity earnings from equity method investments	(7,607)	(365,067)
Distributions from equity method investments, net	(12,112)	194,807
Originations of loans held for sale, net of repayments	(3,604,794)	(3,070,987)
Purchases of loans held-for-sale	—	(14,585)
Proceeds from sales of loans held-for-sale	3,996,244	3,766,016
Purchases of trading securities	(211,590)	—
Proceeds from sales of trading securities	88,718	—
Net change in:
Other assets and bank owned life insurance	524,975	177,076
Other liabilities	(449,919)	(326,797)
Other	14,760	23,266
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,777,686	1,261,371

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available-for-sale investment securities	311,019	8,044,695
Proceeds from prepayments and maturities of available-for-sale investment securities	1,711,253	2,763,871
Purchases of available-for-sale investment securities	(3,852,941)	(4,170,437)
Proceeds from sales of other investments	263,059	292,033
Proceeds from maturities of other investments	20,000	—
Purchases of other investments	(265,411)	(22,260)
Net change in restricted cash	(44,313)	370,170
Proceeds from sales of loans held for investment	1,555,557	102,033
Purchases of loans held for investment	(1,147,709)	(1,436,523)
Net change in loans other than purchases and sales	(5,045,759)	3,779,145
Purchases of leased vehicles	(4,579,833)	—
Proceeds from the sale of leased vehicles	410,529	—
Manufacturer incentives	564,376	—
Proceeds from sales of real estate owned and premises and equipment	50,964	34,701
Purchases of premises and equipment	(204,626)	(129,657)
Net cash transferred on the sale of branches	(151,286)	—
Proceeds from sale of SCUSA shares	320,145	—
Cash acquired in SCUSA Change in Control	11,076	—
NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES	(10,073,900)	9,627,771

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	2,034,024	(1,479,621)
Net change in short-term borrowings	66,680	(6,843,812)
Net proceeds from long-term borrowings	29,068,188	528,749
Repayments of long-term borrowings	(26,911,107)	(267,017)
Proceeds from FHLB advances (with maturities greater than 90 days)	—	1,500,000
Repayments of FHLB advances (with maturities greater than 90 days)	(913,635)	(2,040,494)
Net change in advance payments by borrowers for taxes and insurance	20,678	45,562
Cash dividends paid to preferred stockholders	(10,949)	(10,950)
Dividends paid to noncontrolling interest	(20,668)	—
Proceeds from the issuance of common stock	1,787,285	—
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	5,120,496	(8,567,583)

NET CHANGE IN CASH AND CASH EQUIVALENTS	(2,175,718)	2,321,559
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,226,947	2,220,811
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,051,229	$4,542,370

SUPPLEMENTAL DISCLOSURES
Income taxes paid/(received), net	$(135,644)	$93,566
Interest paid	884,032	602,246

NON-CASH TRANSACTIONS(1)
Loans transferred to other real estate owned	41,207	60,171
Loans transferred to repossessed vehicles	115,466	—
Loans transferred from held for investment to held for sale, net	(371,377)	—
Conversion of debt to common equity	750,000	—
Liquidation of common equity securities	(24,742)	—
Residential loan securitizations	1,566,612	—
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Corrections to the Condensed Consolidated Statements of Cash Flows and Note 5 - Loans and Allowance for Credit Losses

We have made certain corrections to previously disclosed amounts in the Condensed Consolidated Statements of Cash Flows and Note 5. The Company has corrected these errors by reclassifying certain cash flows related to proceeds from loan sales, which were previously reported in cash flows provided by operating activities, to cash flows from investing activities as presented below. The Company also identified and corrected immaterial classification errors related to long-term borrowing repayments and short-term borrowings reported within cash flows in financing activities. These changes resulted in decreased total cash provided by operating activities and decreased total cash used in investing activities by an equal and offsetting amount. There was no net impact to cash provided by financing activities. The reclassification errors did not impact the net change in cash and cash equivalents, total cash and cash equivalents, net income, or any other operating measure.

The corrections to Note 5 related to the components of the activity in the allowance for credit losses, nonaccrual and nonperforming loan balances, days past due of our retail installment contracts and auto loans, unpaid principal balances of impaired loans, and components of troubled debt restructuring activities. These errors arose from manual mistakes in the disclosure consolidation process that a review control failed to detect. The corrections do not affect the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income for the three and nine month periods ended September 30, 2014 and 2013, Condensed Consolidated Statements of Stockholder's Equity for the nine-month periods ended September 30, 2014 and 2013, or Condensed Consolidated Balance Sheets at September 30, 2014.

The following table reflects a summary of the impact of the corrections on the Company’s Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014.

	Nine-Month Period Ended
	September 30, 2014	Corrections	September 30, 2014
	(as previously reported)		(as corrected)
	(in thousands)
Cash Flows from Operating Activities
Net income:	$2,476,050	$—	$2,476,050
Proceeds from the sales of loans held for sale	4,597,076	(600,832)	3,996,244
Net cash provided by (used in) operating activities	3,378,518	(600,832)	2,777,686

Proceeds from the sales of loans held for investment	878,956	676,601	1,555,557
Net change in loans other than purchases and sales	(4,969,990)	(75,769)	(5,045,759)
Net cash provided by (used in) investing activities	(10,674,732)	600,832	(10,073,900)

Net change in short-term borrowings	51,036	15,644	66,680
Repayments of long-term borrowings	(26,895,463)	(15,644)	(26,911,107)
Net cash provided by (used) financing activities	5,120,496	—	5,120,496
Net change in cash and cash equivalents	(2,175,718)	—	(2,175,718)

Cash and cash equivalents, beginning	$4,226,947	$—	$4,226,947
Cash and cash equivalents, end	$2,051,229	$—	$2,051,229

The corrections to Note 5 compared to what was previously reported is presented by line item as follows:

Loan and Lease Portfolio Composition

Fixed rate HFI loans were $45.0 billion or 60.4% of total loans HFI as of September 30, 2014, as compared to the previously reported $45.7 billion or 61.3%. Loans held for investment which are variable rate loans were $29.5 billion or 39.6% of total loans HFI as of September 30, 2014, as compared to the previously reported $28.8 billion or 38.7%.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Allowance for Credit Losses Rollforward by Portfolio Segment (as corrected)
The activity in the allowance for credit losses by portfolio segment as corrected for the three-month and nine-month periods ended September 30, 2014 was as follows:

	Three-Month Period Ended September 30, 2014
	Commercial	Consumer	Unallocated	Total
	(as corrected)
	(in thousands)
Allowance for loan and lease losses, beginning of period	$359,811	$1,027,044	$39,001	$1,425,856
Provision for/ (Recovery of) loan losses	31,506	1,012,355	(10,504)	1,033,357
Other(1)	—	(61,220)	—	(61,220)
Charge-offs	(28,680)	(981,519)	—	(1,010,199)
Recoveries	8,841	408,754	—	417,595
Charge-offs, net of recoveries	$(19,839)	$(572,765)	$—	$(592,604)
Allowance for loan and lease losses, end of period	$371,478	$1,405,414	$28,497	$1,805,389

Reserve for unfunded lending commitments, beginning of period	$170,274	$—	$—	$170,274
Provision for unfunded lending commitments	(20,000)	—	—	(20,000)
Loss on unfunded lending commitments	(633)	—	—	(633)
Reserve for unfunded lending commitments, end of period	149,641	—	—	149,641
Total allowance for credit losses, end of period	$521,119	$1,405,414	$28,497	$1,955,030

	Nine-Month Period Ended September 30, 2014
	Commercial	Consumer	Unallocated	Total
	(as corrected)
	(in thousands)
Allowance for loan losses, beginning of period	$443,074	$363,647	$27,616	$834,337
Provision for/ (Recovery of) loan losses	(8,990)	2,107,830	881	2,099,721
Other(1)	—	(61,220)	—	(61,220)
Charge-offs	(81,157)	(1,744,085)	—	(1,825,242)
Recoveries	18,551	739,242	—	757,793
Charge-offs, net of recoveries	$(62,606)	$(1,004,843)	$—	$(1,067,449)
Allowance for loan and lease losses, end of period	$371,478	$1,405,414	$28,497	$1,805,389

Reserve for unfunded lending commitments, beginning of period	$220,000	$—	$—	$220,000
Provision for unfunded lending commitments	(65,000)	—	—	(65,000)
Loss on unfunded lending commitments	(5,359)	—	—	(5,359)
Reserve for unfunded lending commitments, end of period	149,641	—	—	149,641
Total allowance for credit losses, end of period	$521,119	$1,405,414	$28,497	$1,955,030
Ending balance, individually evaluated for impairment	$73,193	$135,564	$—	$208,757
Ending balance, collectively evaluated for impairment	$298,285	$1,269,850	$28,497	$1,596,632

Financing receivables:
Ending balance	$35,683,403	$39,120,473	$—	$74,803,876
Ending balance, evaluated under the fair value option or lower of cost or fair value	19,167	$1,284,403	$—	$1,303,570
Ending balance, individually evaluated for impairment	$502,922	$998,663	$—	$1,501,585
Ending balance, collectively evaluated for impairment	$35,161,314	$36,837,407	$—	$71,998,721

(1)
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Allowance for Credit Losses Rollforward by Portfolio Segment (as previously reported)
The activity in the allowance for credit losses by portfolio segment as previously reported for the three-month and nine-month periods ended September 30, 2014 was as follows:

	Three-Month Period Ended September 30, 2014
	Commercial	Consumer	Unallocated	Total
	(as previously reported)
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
	(as previously reported)
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Non-accrual loans by Class of Financing Receivable (as corrected compared to as previously reported)

The recorded investment in non-accrual loans disaggregated by class of financing receivables as of September 30, 2014 is summarized as follows:

	September 30, 2014	September 30, 2014
	(in thousands)
	(as corrected)	(as previously reported)
Non-accrual loans:
Commercial:
Commercial real estate:
Corporate banking	$93,180	$93,180
Middle market commercial real estate	117,840	117,840
Santander real estate capital	7,113	7,113
Commercial and industrial	61,739	61,739
Multifamily	15,120	15,120
Other commercial	3,439	3,439
Total commercial loans	298,431	298,431
Consumer:
Residential mortgages	244,794	244,795
Home equity loans and lines of credit	143,525	143,525
Retail installment contracts and auto loans	817,303	817,303
Personal unsecured loans	7,282	1,803
Other consumer	12,820	46,656
Total consumer loans	1,225,724	1,254,082
Total non-accrual loans	$1,524,155	$1,552,513

Other real estate owned	85,025	85,025
Repossessed vehicles	138,744	138,744
Other repossessed assets	9,497	9,497
Total other real estate owned and other repossessed assets	233,266	233,266
Total non-performing assets	$1,757,421	$1,785,779

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Age Analysis of Past Due Loans (as corrected compared to as previously reported)

The age of recorded investments in past due loans and accruing loans greater than 90 days past due disaggregated by class of financing receivables as of September 30, 2014 is summarized as follows:

	As of September 30, 2014
	(as corrected)
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables(1)	Recorded Investment > 90 Days and Accruing
	(in thousands)
Commercial:
Commercial real estate:
Corporate banking	$7,830	$3,568	$36,286	$47,684	$3,258,326	$3,306,010	$—
Middle market commercial real estate	—	18,056	65,343	83,399	3,464,440	3,547,839	—
Santander real estate capital	850	3,833	3,347	8,030	1,824,070	1,832,100	—
Commercial and industrial	15,646	5,927	22,673	44,246	16,038,519	16,082,765	—
Multifamily	8,878	—	9,067	17,945	8,923,521	8,941,466	—
Other commercial	2,708	406	1,519	4,633	1,968,590	1,973,223	—
Consumer:
Residential mortgages	122,297	48,713	213,256	384,266	7,141,443	7,525,709	—
Home equity loans and lines of credit	23,041	10,947	83,298	117,286	6,098,268	6,215,554	—
Retail installment contracts and auto loans	2,124,243	591,075	228,684	2,944,002	18,926,889	21,870,891	—
Personal unsecured loans	89,742	46,969	137,083	273,794	1,857,577	2,131,371	126,145
Other consumer	24,521	10,590	28,742	63,853	1,313,095	1,376,948	—
Total	$2,419,756	$740,084	$829,298	$3,989,138	$70,814,738	$74,803,876	$126,145

(1)	Financing receivables include LHFS and loans for which the Company has elected the fair value option.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

	As of September 30, 2014
	(as previously reported)
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Impaired Loans by Class of Financing Receivable (as corrected compared to as previously reported)

Impaired loans are generally defined as all TDRs plus commercial non-accrual loans in excess of $1.0 million.

Impaired loans disaggregated by class of financing receivables as of September 30, 2014 are summarized as follows:

	September 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Specific Reserves	Average Recorded Investment
	(as corrected)
	(in thousands)
With no related allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	45,848	57,937	—	44,667
Middle market commercial real estate	119,975	171,587	—	110,556
Santander real estate capital	3,027	3,027	—	1,889
Commercial and industrial	6,335	15,868	—	9,733
Multifamily	25,913	25,913	—	26,472
Other commercial	110	110	—	55
Consumer:
Residential mortgages	24,883	24,883	—	58,513
Home equity loans and lines of credit	28,222	28,222	—	29,648
Retail installment contracts and auto loans	111,032	146,248	—	55,516
Personal unsecured loans	682	682	—	341
Other consumer	5,919	5,919	—	7,132
With an allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	53,115	59,778	21,185	53,439
Middle market commercial real estate	84,995	105,759	20,056	101,920
Santander real estate capital	1,802	3,048	161	5,592
Commercial and industrial	56,065	62,674	29,553	78,145
Multifamily	5,810	6,875	1,417	8,614
Other commercial	2,221	2,290	821	1,199
Consumer:
Residential mortgages	128,695	154,272	24,517	338,012
Home equity loans and lines of credit	59,925	68,388	4,374	57,413
Retail installment contracts and auto loans	720,458	811,914	97,729	360,230
Personal unsecured loans	12,533	12,533	5,262	7,534
Other consumer	16,578	22,543	3,682	17,031
Total:
Commercial	$405,216	$514,866	$73,193	$442,281
Consumer	1,108,927	1,275,604	135,564	931,370
Total	$1,514,143	$1,790,470	$208,757	1,373,651

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

	September 30, 2014
	Recorded Investment(1)	Unpaid Principal Balance	Related Specific Reserves	Average Recorded Investment
	(as previously reported)
	(in thousands)
With no related allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	45,848	33,759	—	44,667
Middle market commercial real estate	119,975	68,363	—	110,556
Santander real estate capital	3,027	3,027	—	1,889
Commercial and industrial	6,172	6,172	—	9,652
Multifamily	25,913	25,913	—	26,472
Other commercial	110	110	—	55
Consumer:
Residential mortgages	24,883	24,883	—	58,513
Home equity loans and lines of credit	28,222	28,222	—	29,648
Retail installment contracts and auto loans	64,569	45,895	—	32,285
Personal unsecured loans	31,540	31,540	—	15,770
Other consumer	5,919	5,919	—	7,132
With an allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	53,115	46,452	21,185	53,439
Middle market commercial real estate	84,995	64,231	20,056	101,920
Santander real estate capital	1,802	556	161	5,592
Commercial and industrial	55,264	39,266	29,435	77,744
Multifamily	5,810	4,745	1,417	8,614
Other commercial	2,221	2,152	1,469	1,199
Consumer:
Residential mortgages	104,178	78,601	24,517	325,754
Home equity loans and lines of credit	55,552	47,089	4,374	55,226
Retail installment contracts and auto loans	1,700,507	1,693,304	647	850,254
Personal unsecured loans	1,296	1,296	767	1,916
Other consumer	12,893	6,928	3,036	15,188
Total:
Commercial	$404,252	$294,746	$73,723	$441,799
Consumer	2,029,559	1,963,677	33,341	1,391,686
Total	$2,433,811	$2,258,423	$107,064	$1,833,485

(1) Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Consumer Lending Asset Quality Indicators - Class of Financing Receivables (as corrected compared to as previously reported)

Consumer credit quality disaggregated by class of financing receivables as of September 30, 2014 is summarized as follows:

September 30, 2014	Residential mortgages	Home equity loans and lines of credit	Retail installment contracts and auto loans	Personal unsecured loans	Other consumer	Total(1)
	(as corrected)
	(in thousands)
Performing	$7,280,915	$6,072,029	$21,053,588	$2,124,089	$1,364,128	$37,894,749
Non-performing	244,794	143,525	817,303	7,282	12,820	1,225,724
Total consumer loans	$7,525,709	$6,215,554	$21,870,891	$2,131,371	$1,376,948	$39,120,473

(1)	Financing receivables include LHFS and loans for which the Company has elected the fair value option.

September 30, 2014	Residential mortgages	Home equity loans and lines of credit	Retail installment contracts and auto loans	Personal unsecured loans	Other consumer	Total(1)
	(as previously reported)
	(in thousands)
Performing	$7,280,915	$6,072,029	$21,053,587	$2,129,569	$1,330,292	$37,866,392
Non-performing	244,794	143,525	817,304	1,802	46,656	1,254,081
Total consumer loans	$7,525,709	$6,215,554	$21,870,891	$2,131,371	$1,376,948	$39,120,473

(1)	Financing receivables include LHFS.

Troubled Debt Restructurings (as corrected compared to as previously reported)

The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

	September 30, 2014	September 30, 2014
	(as corrected)	(as previously reported)
	(in thousands)
Performing	$1,088,829	$1,310,088
Non-performing	267,077	343,580
Total	$1,355,906	$1,653,668

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Financial Impact and TDRs by Concession Type
The following tables detail the activity of TDRs as corrected for the three-month and nine-month periods ended September 30, 2014:

	Three-Month Period Ended September 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(as corrected)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate Banking	2	$16,739	$16,615
Middle market commercial real estate	2	19,024	19,024
Santander real estate capital	—	—	—
Commercial and industrial	—	—	—
Multifamily	—	—	—
Other commercial	2	1,456	1,445
Consumer:
Residential mortgages(3)	65	13,096	13,444
Home equity loans and lines of credit	32	2,813	2,813
Retail installment contracts and auto loans	43,602	608,408	559,565
Personal unsecured loans	5,653	6,284	6,311
Other consumer	2	124	124
Total	49,360	$667,944	$619,341

	Nine-Month Period Ended September 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(as corrected)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate Banking	23	$70,017	$68,656
Middle market commercial real estate	5	28,963	25,851
Santander real estate capital	—	—	—
Commercial and industrial	—	—	—
Multifamily	—	—	—
Other commercial	5	2,503	2,472
Consumer:
Residential mortgages(3)	222	41,830	42,510
Home equity loans and lines of credit	86	7,991	7,991
Retail installment contracts and auto loans	78,216	1,027,275	900,642
Personal unsecured loans	10,542	11,618	11,457
Other consumer	7	536	537
Total	89,106	$1,190,733	$1,060,116

(1)	Pre-modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred.

(2)	Post-modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred.

(3)	The post-modification outstanding recorded investment amounts for residential mortgages exclude interest reserves.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)
The following tables detail the activity of TDRs as previously reported for the three-month and nine-month periods ended September 30, 2014:

	Three-Month Period Ended September 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(as previously reported)
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
	(as previously reported)
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

TDRs Which Have Subsequently Defaulted

A TDR is generally considered to have subsequently defaulted if it is 90 days past due after modification. For retail installment contracts, a TDR is considered to have subsequently defaulted at the earlier of the date of repossession or 120 days past due after becoming a TDR. The following table details TDRs that became TDRs during the past twelve-month period and have subsequently defaulted during the three-month and nine-month periods ended September 30, 2014:

	Three-Month Period Ended September 30,				Nine-Month Period Ended September 30,
	2014		2014		2014		2014
	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
	(as corrected)		(as previously reported)		(as corrected)		(as previously reported)
	(dollars in thousands)
Consumer:
Residential mortgages	1	$298	1	$298	22	$2,993	22	$2,993
Home equity loans and lines of credit	1	65	1	65	3	377	3	377
Retail installment contracts and auto loans	2,981	17,811	386	7,189	3,760	24,240	1,174	16,568
Other consumer	820	861	—	—	1,090	1,166	1	27
Total	3,803	$19,035	388	$7,552	4,875	$28,776	1,200	$19,965

(1)	The recorded investment represents the period-end balance at September 30, 2014. Does not include Chapter 7 bankruptcy TDRs.

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
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Loan and Lease Portfolio Composition

The following table presents the composition of the gross loans held for investment by type of loan and by fixed and variable rates at the dates indicated:

	September 30, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial loans held for investment:
Commercial real estate loans	$8,685,949	11.7%	$9,303,885	18.6%
Commercial and industrial loans	16,063,598	21.6%	12,820,417	25.7%
Multi-family loans	8,941,466	12.0%	8,237,029	16.5%
Other commercial(2)	1,973,223	2.5%	1,789,891	3.6%
Total commercial loans held for investment	35,664,236	47.8%	32,151,222	64.4%
Consumer loans secured by real estate:
Residential mortgages	7,358,702	10.0%	9,561,187	19.2%
Home equity loans and lines of credit	6,215,554	8.3%	6,311,694	12.6%
Total consumer loans secured by real estate	13,574,256	18.3%	15,872,881	31.8%
Consumer loans not secured by real estate:
Retail installment contracts and auto loans	21,780,008	29.2%	81,804	0.2%
Personal unsecured loans	2,131,371	2.9%	493,785	1.0%
Other consumer(3)	1,376,948	1.8%	1,321,985	2.6%
Total consumer loans	38,862,583	52.2%	17,770,455	35.6%
Total loans held for investment(1)	$74,526,819	100.0%	$49,921,677	100.0%
Total loans held for investment:
Fixed rate	$45,006,976	60.4%	$23,431,663	46.9%
Variable rate	$29,519,843	39.6%	$26,490,014	53.1%
Total loans held for investment (1)	$74,526,819	100.0%	$49,921,677	100.0%

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

	Three-Month Period Ended September 30, 2014
	Commercial	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses, beginning of period	$359,811	$1,027,044	$39,001	$1,425,856
Provision for/ (Recovery of) loan losses	31,506	1,012,355	(10,504)	1,033,357
Other(1)	—	(61,220)	—	(61,220)
Charge-offs	(28,680)	(981,519)	—	(1,010,199)
Recoveries	8,841	408,754	—	417,595
Charge-offs, net of recoveries	$(19,839)	$(572,765)	$—	$(592,604)
Allowance for loan and lease losses, end of period	$371,478	$1,405,414	$28,497	$1,805,389

Reserve for unfunded lending commitments, beginning of period	$170,274	$—	$—	$170,274
Provision for unfunded lending commitments	(20,000)	—	—	(20,000)
Loss on unfunded lending commitments	(633)	—	—	(633)
Reserve for unfunded lending commitments, end of period	149,641	—	—	149,641
Total allowance for credit losses, end of period	$521,119	$1,405,414	$28,497	$1,955,030

	Nine-Month Period Ended September 30, 2014
	Commercial	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan losses, beginning of period	$443,074	$363,647	$27,616	$834,337
Provision for/ (Recovery of) loan losses	(8,990)	2,107,830	881	2,099,721
Other(1)	—	(61,220)	—	(61,220)
Charge-offs	(81,157)	(1,744,085)	—	(1,825,242)
Recoveries	18,551	739,242	—	757,793
Charge-offs, net of recoveries	$(62,606)	$(1,004,843)	$—	$(1,067,449)
Allowance for loan and lease losses, end of period	$371,478	$1,405,414	$28,497	$1,805,389

Reserve for unfunded lending commitments, beginning of period	$220,000	$—	$—	$220,000
Provision for unfunded lending commitments	(65,000)	—	—	(65,000)
Loss on unfunded lending commitments	(5,359)	—	—	(5,359)
Reserve for unfunded lending commitments, end of period	149,641	—	—	149,641
Total allowance for credit losses, end of period	$521,119	$1,405,414	$28,497	$1,955,030
Ending balance, individually evaluated for impairment	$73,193	$135,564	$—	$208,757
Ending balance, collectively evaluated for impairment	$298,285	$1,269,850	$28,497	$1,596,632

Financing receivables:
Ending balance	$35,683,403	$39,120,473	$—	$74,803,876
Ending balance, evaluated under the fair value option or lower of cost or fair value	19,167	$1,284,403	$—	$1,303,570
Ending balance, individually evaluated for impairment	$502,922	$998,663	$—	$1,501,585
Ending balance, collectively evaluated for impairment	$35,161,314	$36,837,407	$—	$71,998,721

(1)
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
	(in thousands)
Non-accrual loans:
Commercial:
Commercial real estate:
Corporate banking	$93,180	$93,100
Middle market commercial real estate	117,840	143,802
Santander real estate capital	7,113	13,171
Commercial and industrial	61,739	97,254
Multifamily	15,120	21,371
Other commercial	3,439	3,640
Total commercial loans	298,431	372,338
Consumer:
Residential mortgages	244,794	473,566
Home equity loans and lines of credit	143,525	141,961
Retail installment contracts and auto loans	817,303	1,205
Personal unsecured loans	7,282	—
Other consumer	12,820	9,339
Total consumer loans	1,225,724	626,071
Total non-accrual loans	$1,524,155	$998,409

Other real estate owned	85,025	88,603
Repossessed vehicles	138,744	—
Other repossessed assets	9,497	3,073
Total other real estate owned and other repossessed assets	233,266	91,676
Total non-performing assets	$1,757,421	$1,090,085

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Age Analysis of Past Due Loans

The age of recorded investments in past due loans and accruing loans greater than 90 days past due disaggregated by class of financing receivables is summarized as follows:

	As of September 30, 2014
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables(1)	Recorded Investment > 90 Days and Accruing
	(in thousands)
Commercial:
Commercial real estate:
Corporate banking	$7,830	$3,568	$36,286	$47,684	$3,258,326	$3,306,010	$—
Middle market commercial real estate	—	18,056	65,343	83,399	3,464,440	3,547,839	—
Santander real estate capital	850	3,833	3,347	8,030	1,824,070	1,832,100	—
Commercial and industrial	15,646	5,927	22,673	44,246	16,038,519	16,082,765	—
Multifamily	8,878	—	9,067	17,945	8,923,521	8,941,466	—
Other commercial	2,708	406	1,519	4,633	1,968,590	1,973,223	—
Consumer:
Residential mortgages	122,297	48,713	213,256	384,266	7,141,443	7,525,709	—
Home equity loans and lines of credit	23,041	10,947	83,298	117,286	6,098,268	6,215,554	—
Retail installment contracts and auto loans	2,124,243	591,075	228,684	2,944,002	18,926,889	21,870,891	—
Personal unsecured loans	89,742	46,969	137,083	273,794	1,857,577	2,131,371	126,145
Other consumer	24,521	10,590	28,742	63,853	1,313,095	1,376,948	—
Total	$2,419,756	$740,084	$829,298	$3,989,138	$70,814,738	$74,803,876	$126,145

(1)	Financing receivables include LHFS and loans for which the Company has elected the fair value option.

	As of December 31, 2013
	30-59 Days Past Due	60-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables(1)	Recorded Investment > 90 Days and Accruing
	(in thousands)
Commercial:
Commercial real estate:
Corporate banking	$12,758	$5,751	$57,503	$76,012	$3,691,858	$3,767,870	$—
Middle market commercial real estate	5,980	13,897	83,809	103,686	3,406,685	3,510,371	—
Santander real estate capital	4,177	9,705	—	13,882	2,011,762	2,025,644	—
Commercial and industrial	15,966	4,310	34,354	54,630	12,783,719	12,838,349	—
Multifamily	2,039	5,235	9,563	16,837	8,220,192	8,237,029	—
Other commercial	3,412	182	2,171	5,765	1,784,126	1,789,891	—
Consumer:
Residential mortgages	185,630	86,563	379,076	651,269	9,020,935	9,672,204	—
Home equity loans and lines of credit	32,017	15,567	80,551	128,135	6,183,559	6,311,694	—
Retail installment contracts and auto loans	7,900	2,988	1,205	12,093	69,711	81,804	—
Personal unsecured loans	4,289	1,693	4,536	10,518	483,267	493,785	2,545
Other consumer	29,641	11,835	31,091	72,567	1,249,418	1,321,985	—
Total	$303,809	$157,726	$683,859	$1,145,394	$48,905,232	$50,050,626	$2,545

(1)	Financing receivables include LHFS.

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
	(in thousands)
With no related allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	45,848	57,937	—	44,667
Middle market commercial real estate	119,975	171,587	—	110,556
Santander real estate capital	3,027	3,027	—	1,889
Commercial and industrial	6,335	15,868	—	9,733
Multifamily	25,913	25,913	—	26,472
Other commercial	110	110	—	55
Consumer:
Residential mortgages	24,883	24,883	—	58,513
Home equity loans and lines of credit	28,222	28,222	—	29,648
Retail installment contracts and auto loans	111,032	146,248	—	55,516
Personal unsecured loans	682	682	—	341
Other consumer	5,919	5,919	—	7,132
With an allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	53,115	59,778	21,185	53,439
Middle market commercial real estate	84,995	105,759	20,056	101,920
Santander real estate capital	1,802	3,048	161	5,592
Commercial and industrial	56,065	62,674	29,553	78,145
Multifamily	5,810	6,875	1,417	8,614
Other commercial	2,221	2,290	821	1,199
Consumer:
Residential mortgages	128,695	154,272	24,517	338,012
Home equity loans and lines of credit	59,925	68,388	4,374	57,413
Retail installment contracts and auto loans	720,458	811,914	97,729	360,230
Personal unsecured loans	12,533	12,533	5,262	7,534
Other consumer	16,578	22,543	3,682	17,031
Total:
Commercial	$405,216	$514,866	$73,193	$442,281
Consumer	1,108,927	1,275,604	135,564	931,370
Total	$1,514,143	$1,790,470	$208,757	1,373,651

The Company recognized interest income of $66.6 million for the nine-month period ended September 30, 2014 on approximately $1.1 billion of TDRs that were returned to performing status as of September 30, 2014.

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

Commercial loan credit quality indicators by class of financing receivables are summarized as follows:

	Commercial Real Estate
September 30, 2014	Corporate banking	Middle market commercial real estate	Santander real estate capital	Commercial and industrial	Multifamily	Remaining commercial	Total(1)
	(in thousands)
Regulatory Rating:
Pass	$2,985,288	$3,221,348	$1,611,551	$15,495,626	$8,767,111	$1,943,025	$34,023,949
Special Mention	98,326	67,147	145,138	241,729	121,038	4,107	677,485
Substandard	188,516	213,643	74,673	326,900	53,007	25,539	882,278
Doubtful	33,880	45,701	738	18,510	310	552	99,691
Total commercial loans	$3,306,010	$3,547,839	$1,832,100	$16,082,765	$8,941,466	$1,973,223	$35,683,403

(1)	Financing receivables include LHFS.

	Commercial Real Estate
December 31, 2013	Corporate banking	Middle market commercial real estate	Santander real estate capital	Commercial and industrial	Multifamily	Remaining commercial	Total(1)
	(in thousands)
Regulatory Rating:
Pass	$3,385,253	$3,068,666	$1,779,544	$12,320,254	$8,109,023	$1,764,157	$30,426,897
Special Mention	106,001	62,062	112,257	283,939	59,379	17,196	640,834
Substandard	260,122	310,318	132,999	202,347	63,284	8,361	977,431
Doubtful	16,494	69,325	844	31,809	5,343	177	123,992
Total commercial loans	$3,767,870	$3,510,371	$2,025,644	$12,838,349	$8,237,029	$1,789,891	$32,169,154

(1)	Financing receivables include LHFS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Lending Asset Quality Indicators - Class of Financing Receivables

Consumer credit quality disaggregated by class of financing receivables is summarized as follows:

September 30, 2014	Residential mortgages	Home equity loans and lines of credit	Retail installment contracts and auto loans	Personal unsecured loans	Other consumer	Total(1)
	(in thousands)
Performing	$7,280,915	$6,072,029	$21,053,588	$2,124,089	$1,364,128	$37,894,749
Non-performing	244,794	143,525	817,303	7,282	12,820	1,225,724
Total consumer loans	$7,525,709	$6,215,554	$21,870,891	$2,131,371	$1,376,948	$39,120,473

(1)	Financing receivables include LHFS and loans for which the Company has elected the fair value option.

December 31, 2013	Residential mortgages	Home equity loans and lines of credit	Retail installment contracts and auto loans	Personal unsecured loans	Other consumer	Total(1)
	(in thousands)
Performing	$9,198,639	$6,203,419	$79,936	$493,785	$1,279,622	$17,255,401
Non-performing	473,565	108,275	1,868	—	42,363	626,071
Total consumer loans	$9,672,204	$6,311,694	$81,804	$493,785	$1,321,985	$17,881,472

(1)	Financing receivables include LHFS.

Consumer Lending Asset Quality Indicators-Credit Score

Consumer financing receivables for which credit score is a core component of the allowance model are summarized by credit score as follows:

September 30, 2014
Credit Score Range(2)	Retail installment contracts and auto loans(3)	Percent	Personal unsecured loans balance	Percent	Home equity loans and lines of credit	Percent
	(dollars in thousands)
<600	$11,622,845	53.1%	$378,158	17.7%	$309,584	5.0%
600-639	3,993,911	18.3%	344,396	16.2%	276,225	4.4%
640-679	1,927,802	8.8%	560,459	26.3%	526,137	8.5%
680-719	1,002,390	4.6%	288,833	13.6%	856,343	13.8%
720-759	407,515	1.9%	129,224	6.1%	1,185,127	19.1%
>=760	460,602	2.1%	88,412	4.1%	2,830,256	45.5%
N/A(1)	2,455,826	11.2%	341,889	16.0%	231,882	3.7%
Total	$21,870,891	100.0%	$2,131,371	100.0%	$6,215,554	100.0%

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

(2)	Credit scores updated quarterly.

Consumer Lending Asset Quality Indicators-Combined Loan to Value Range

Residential mortgage and home equity financing receivables by combined loan-to-value ("CLTV") range are summarized as follows:

September 30, 2014
	Residential mortgages(4)		Home equity loans and lines of credit
CLTV Range(1)	Amount	Percent	Amount	Percent
	(dollars in thousands)
<=80%	$6,027,383	80.1%	$4,589,362	73.8%
80.01 - 90%	492,299	6.5%	572,636	9.2%
90.01 - 100%	309,982	4.1%	271,985	4.4%
100.01 - 120%	201,710	2.7%	271,184	4.4%
120.01 - 140%	70,439	0.9%	97,836	1.6%
>140%	62,717	0.8%	83,848	1.3%
N/A(2)(3)	361,179	4.9%	328,703	5.3%
Total	$7,525,709	100.0%	$6,215,554	100.0%

December 31, 2013
	Residential mortgages(4)		Home equity loans and lines of credit
CLTV Range(1)	Amount	Percent	Amount	Percent
	(dollars in thousands)
<=80%	$7,124,926	73.7%	$4,061,541	64.3%
80.01 - 90%	665,806	6.9%	946,933	15.0%
90.01 - 100%	647,079	6.7%	357,817	5.7%
100.01 - 120%	451,833	4.7%	338,194	5.4%
120.01 - 140%	188,201	1.9%	125,099	2.0%
>140%	199,016	2.1%	108,664	1.7%
N/A(2)(3)	395,343	4.0%	373,446	5.9%
Total	$9,672,204	100.0%	$6,311,694	100.0%

(1)	CLTV is inclusive of senior lien balances and updated as deemed necessary. CLTV ranges represent the unpaid principal balance.

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

Troubled Debt Restructurings

The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

	September 30, 2014	December 31, 2013
	(in thousands)
Performing	$1,088,829	$656,606
Non-performing	267,077	347,037
Total	$1,355,906	$1,003,643

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
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Financial Impact and TDRs by Concession Type
The following tables detail the activity of TDRs for the three-month and nine-month periods ended September 30, 2014 and September 30, 2013, respectively:

	Three-Month Period Ended September 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate Banking	2	$16,739	$16,615
Middle market commercial real estate	2	19,024	19,024
Santander real estate capital	—	—	—
Commercial and industrial	—	—	—
Multifamily	—	—	—
Other commercial	2	1,456	1,445
Consumer:
Residential mortgages(3)	65	13,096	13,444
Home equity loans and lines of credit	32	2,813	2,813
Retail installment contracts and auto loans	43,602	608,408	559,565
Personal unsecured loans	5,653	6,284	6,311
Other consumer	2	124	124
Total	49,360	$667,944	$619,341

	Nine-Month Period Ended September 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate Banking	23	$70,017	$68,656
Middle market commercial real estate	5	28,963	25,851
Santander real estate capital	—	—	—
Commercial and industrial	—	—	—
Multifamily	—	—	—
Other commercial	5	2,503	2,472
Consumer:
Residential mortgages(3)	222	41,830	42,510
Home equity loans and lines of credit	86	7,991	7,991
Retail installment contracts and auto loans	78,216	1,027,275	900,642
Personal unsecured loans	10,542	11,618	11,457
Other consumer	7	536	537
Total	89,106	$1,190,733	$1,060,116

(1)	Pre-modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred.

(2)	Post-modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred.

(3)	The post-modification outstanding recorded investment amounts for residential mortgages exclude interest reserves.

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

	Three-Month Period Ended September 30,				Nine-Month Period Ended September 30,
	2014		2013		2014		2013
	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
	(dollars in thousands)
Consumer:
Residential mortgages	1	$298	12	$3,003	22	$2,993	26	$6,416
Home equity loans and lines of credit	1	65	3	125	3	377	10	899
Retail installment contracts and auto loans	2,981	17,811	—	—	3,760	24,240	—	—
Other consumer	820	861	1	67	1,090	1,166	1	67
Total	3,803	$19,035	16	$3,195	4,875	$28,776	37	$7,382

(1)	The recorded investment represents the period-end balance at September 30, 2014 and 2013. Does not include Chapter 7 bankruptcy TDRs.

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

The following table presents activity in the Company's goodwill by its reporting units for the nine months ended September 30, 2014:

	Retail Banking	Investment Services	Auto Finance & Alliances		Real Estate and Commercial Banking	Specialty & Government Banking	Global Banking & Markets and Large Corporate	SCUSA	Total
	(in thousands)
Goodwill at December 31, 2013	$1,696,086	$126,695	$71,522		$1,163,154	$242,894	$131,130	$—	$3,431,481
Disposals during the period	(7,052)	—			—	—	—	—	$(7,052)
Additions during the period	—	—	—	—	—	—	—	5,467,582	$5,467,582
Re-allocations during the period	126,695	(126,695)	—		242,894	(242,894)	—	—	$—
Goodwill at September 30, 2014	$1,815,729	$—	$71,522		$1,406,048	$—	$131,130	$5,467,582	$8,892,011

Other Intangible Assets
The following table details amounts related to the Company's finite-lived and indefinite-lived intangible assets for the dates indicated.

	September 30, 2014		December 31, 2013
	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
	(in thousands)
Intangibles subject to amortization:
Dealer networks	$553,857	$(26,143)	$—	$—
Chrysler Relationship	128,750	(10,000)	—	—
Core deposit intangibles	10,677	(285,166)	22,650	(273,192)
Other intangibles	9,455	(20,454)	11,964	(17,945)
Total intangibles subject to amortization	702,739	(341,763)	34,614	(291,137)
Intangibles not subject to amortization:
Trade name	50,000	—	—	—
Total Intangibles	$752,739	$(341,763)	$34,614	$(291,137)

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the activity in the allowance for credit losses for the periods indicated:

	Three-Month Period Ended September 30,		Nine-Month Period Ended September 30,
	2014	2013	2014	2013
	(in thousands)
Allowance for loan losses, beginning of period	$1,425,856	$924,862	834,337	$1,013,469
Charge-offs:
Commercial	28,680	30,665	81,157	101,251
Consumer	981,519	45,341	1,744,085	144,563
Total charge-offs	1,010,199	76,006	1,825,242	245,814
Recoveries:
Commercial	8,841	15,703	18,551	47,207
Consumer	408,754	11,412	739,242	34,259
Total recoveries	417,595	27,115	757,793	81,466
Charge-offs, net of recoveries	592,604	48,891	1,067,449	164,348
Provision for loan losses (1)	$1,033,357	—	2,099,721	26,850
Other(2):
Commercial	$—		$—
Consumer	$(61,220)		$(61,220)
Allowance for loan losses, end of period	$1,805,389	$875,971	$1,805,389	$875,971

Reserve for unfunded lending commitments, beginning of period	$170,274	210,000	220,000	210,000
Provision for unfunded lending commitments (1)	$(20,000)	—	(65,000)	—
Loss on unfunded lending commitments	$(633)	$—	(5,359)	$—
Reserve for unfunded lending commitments, end of period	149,641	210,000	149,641	210,000
Total allowance for credit losses, end of period	$1,955,030	$1,085,971	$1,955,030	$1,085,971

(1)	The provision for credit losses in the Condensed Consolidated Statement of Operations is the sum of the total provision for loan losses and provision for unfunded lending commitments.

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

Despite increased loan charge-offs, the ratio of net loan charge-offs to average total loans remained low, at 0.8% and 1.5% for the three-month and nine-month periods ended September 30, 2014, respectively, compared to 0.1% and 0.3% for the three-month and nine-month periods ended September 30, 2013. Commercial loan net charge-offs as a percentage of average commercial loans was 0.1% and 0.2% for the three-month and nine-month periods ended September 30, 2014, respectively, compared to 0.1% and 0.2% for the three-month and nine-month periods ended September 30, 2013. The consumer loan net charge-off ratio was 1.4% and 2.6% for the three-month and nine-month periods ended September 30, 2014, respectively, compared to 0.2% and 0.6% for the three-month and nine-month periods ended September 30, 2013. The increase in consumer charge-offs is primarily due to the credit quality of the retail installment contract and auto loans portfolio, a majority of which are considered non-prime loans.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's loan portfolio(1) consisted of the following at the dates provided:

	September 30, 2014		December 31, 2013		September 30, 2013
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial loans (excluding multi-family loans)	$26,741,937	35.7%	$23,932,125	47.8%	$23,700,692	47.5%
Multi-family loans	8,941,466	12.0%	8,237,029	16.5%	8,161,486	16.3%
Consumer loans secured by real estate	13,741,263	18.4%	15,983,898	31.9%	16,059,409	32.2%
Consumer loans not secured by real estate	25,379,210	33.9%	1,897,574	3.8%	1,984,294	4.0%
Total Loans	$74,803,876	100.0%	$50,050,626	100.0%	$49,905,881	100.0%
(1) Includes LHFS

Commercial loans (excluding multi-family loans) increased approximately $2.8 billion, or 11.7%, from December 31, 2013 to September 30, 2014, and increased $3.0 billion, or 12.8%, from September 30, 2013 to September 30, 2014. The increase from December 31, 2013 and September 30, 2013 was primarily due to new loans originated within the GBM portfolio as well as commercial and industrial and commercial real estate loans added in connection with the Change in Control during the first quarter of 2014.

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

NON-PERFORMING ASSETS

Non-performing assets increased during the period, to $1.8 billion, or 1.55% of total assets, at September 30, 2014, compared to $1.1 billion, or 1.4% of total assets, at December 31, 2013, due to the retail installment contract and auto loan portfolios acquired in the Change in Control. Non-performing loans in the majority of other portfolios decreased during the period.

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

Consumer Secured by Real Estate

The following table shows non-performing loans compared to total loans outstanding for the residential mortgage and home equity portfolios as of September 30, 2014 and December 31, 2013, respectively:

	September 30, 2014		December 31, 2013
	Residential mortgages (1)	Home equity loans and lines of credit	Residential mortgages (1)	Home equity loans and lines of credit
	(dollars in thousands)

Non-performing loans ("NPLs")	$244,794	$143,525	$473,566	$141,961
Total loans	$7,525,709	$6,215,554	$9,672,204	$6,311,694
NPLs as a percentage of total loans	3.3%	2.3%	4.9%	2.2%
NPLs in foreclosure status	34.8%	17.6%	41.7%	13.4%
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

Non-performing loans in the consumer loans not secured by real estate portfolio increased $826.9 million from December 31, 2013 to September 30, 2014. At September 30, 2014, non-performing consumer loans not secured by real estate accounted for 3.3% of total consumer loans not secured by real estate, compared to 0.6% of total consumer loans not secured by real estate at December 31, 2013. The increase is attributable to the retail installment contracts and auto loans acquired in the Change in Control during the first quarter which included non-prime loans. Despite this overall increase, aging for the acquired retail installment contracts and auto loans portfolio has improved from the prior quarter.

The following table presents the composition of non-performing assets at the dates indicated:

	September 30, 2014	December 31, 2013
	(dollars in thousands)
Non-accrual loans:
Commercial:
Commercial real estate	$218,133	$250,073
Commercial and industrial	65,178	100,894
Multi-family	15,120	21,371
Total commercial loans	298,431	372,338
Consumer:
Residential mortgages	244,794	473,566
Consumer loans secured by real estate	143,525	141,961
Consumer not secured by real estate	837,405	10,544
Total consumer loans	1,225,724	626,071

Total non-accrual loans	1,524,155	998,409

Other real estate owned	85,025	88,603
Repossessed vehicles	138,744	—
Other repossessed assets	9,497	3,073
Total other real estate owned and other repossessed assets	233,266	91,676
Total non-performing assets	$1,757,421	$1,090,085

Past due 90 days or more as to interest or principal and accruing interest	$126,145	$2,545
Annualized net loan charge-offs to average loans (2)	1.9%	0.4%
Non-performing assets as a percentage of total assets	1.5%	1.4%
NPLs as a percentage of total loans	2.0%	2.0%
Non-performing assets as a percentage of total loans, real estate owned and repossessed assets	2.3%	2.2%
Allowance for credit losses as a percentage of total non-performing assets (1)	111.2%	96.7%
Allowance for credit losses as a percentage of total NPLs (1)	128.3%	105.6%

(1)	The allowance for credit losses is comprised of the allowance for loan losses and the reserve for unfunded lending commitments, and is included in Other liabilities.

(2)	Annualized net loan charge-offs to average loans is calculated as annualized net loan charge-offs divided by the average loan balance for the nine-month period ended September 30, 2014.

Excluding loans past due which are classified as non-accrual, loans past due have increased from $388.4 million at December 31, 2013 to $2.5 billion at September 30, 2014.

No commercial loans were 90 days or more past due and still accruing interest as of September 30, 2014. Potential problem loans are loans not currently classified as non-performing loans for which management has doubts as to the borrowers’ ability to comply with the present repayment terms. These assets are principally loans delinquent more than 30 days but less than 90 days. Potential problem commercial loans totaled approximately $43.5 million and $41.5 million at September 30, 2014 and December 31, 2013, respectively. Potential problem consumer loans amounted to $3.1 billion and $344.4 million at September 30, 2014 and December 31, 2013, respectively. Management has included these loans in its evaluation and reserved for them during the respective periods.

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

The following table summarizes TDRs at the dates indicated:

	September 30, 2014	December 31, 2013
	(in thousands)
Performing
Commercial	$145,972	$152,615
Residential mortgage	80,478	446,678
Other consumer	862,379	57,313
Total performing	1,088,829	656,606
Non-performing
Commercial	100,241	97,220
Residential mortgage	73,099	192,794
Other consumer	93,737	57,023
Total non-performing	267,077	347,037
Total	$1,355,906	$1,003,643

Total non-performing TDRs decreased $80.0 million from December 31, 2013 to September 30, 2014. The primary driver of the decreases are related to loan sales during the third quarter of 2014 which include the NPL sale of approximately $484.2 million.

Commercial

Performing commercial TDRs decreased from 61.1% of total commercial TDRs at December 31, 2013 to 59.3% of total commercial TDRs at September 30, 2014. This improvement is attributable to improving credit quality among commercial borrowers, including improved aging and overall decreases in non-performing loans when compared with the prior year.

Residential Mortgages

Performing residential mortgage TDRs decreased from 69.9% of total residential mortgage TDRs at December 31, 2013 to 52.4% of total residential TDRs at September 30, 2014. The primary driver of this decrease is related to loan sales during the third quarter of 2014 which include the NPL sale of approximately $484.2 million.

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

The following table presents the allocation of the allowance for loan losses and the percentage of each loan type to total loans at the dates indicated:

	September 30, 2014		December 31, 2013
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(dollars in thousands)
Allocated allowance:
Commercial loans	$371,478	47.7%	$443,074	64.4%
Consumer loans	1,405,414	52.3%	363,647	35.6%
Unallocated allowance	28,497	imm.	27,616	imm.
Total allowance for loan losses	$1,805,389	100.0%	$834,337	100.0%
Reserve for unfunded lending commitments	149,641		220,000
Total allowance for credit losses	$1,955,030		$1,054,337

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

The portion of the allowance for loan losses related to the commercial portfolio decreased from $443.1 million at December 31, 2013 (1.38% of commercial loans) to $371.5 million at September 30, 2014 (1.04% of commercial loans). The primary factor resulting in this decrease is that the portfolio risk distribution has shown improvement related to portfolio credit quality (lower levels of classified and non-accruing loans). In addition, there has been a decrease in probability of default rates associated with commercial loans that have resulted in a decrease in reserve balances.

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

Unallocated

Additionally, the Company reserves for certain inherent, but undetected, losses that are probable within the loan portfolio. Absent significant other factors to the contrary, management generally considers an unallocated position within 5% of the overall allowance to be reasonably sufficient to absorb imprecisions of models to otherwise provide for coverage of inherent losses in the Company's entire loan and lease portfolios. These imprecisions may include loss factors inherent in the loan portfolio that may not have been discreetly contemplated in the general and specific components of the allowance, as well as potential variability in estimates. Period-to-period changes in the Company's historical unallocated allowance for loan and lease loss positions are considered in light of these factors. The unallocated allowance for loan losses was $28.5 million at September 30, 2014 and $27.6 million at December 31, 2013.

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

Cash and cash equivalents

	Nine-Month Period Ended September 30,
	2014	2013
	(in thousands)
Net cash provided by operating activities	2,777,686	1,261,371
Net cash (used)/provided in investing activities	(10,073,900)	9,627,771
Net cash provided/(used) by financing activities	5,120,496	(8,567,583)

Cash provided by operating activities

Net cash provided by operating activities was $2.8 billion for the nine-month period ended September 30, 2014, which is comprised of net income of $2.5 billion in addition to $4.0 billion in proceeds from loans held for sale, offset by $3.6 billion of originations of loans held for sale, net of repayments. Net cash provided by operating activities was $1.3 billion for the nine-month period ended September 30, 2013.

Cash used in investing activities

For the nine months ended September 30, 2014, net cash used in investing activities was $10.1 billion, primarily due to $4.6 billion in leased vehicle purchases, $5.0 billion in normal loan activity, and $3.9 billion of purchases of investment securities available-for-sale, and $2.0 billion of investment sales, maturities and repayments.

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

Based on this evaluation, in connection with the amendment discussed in Item 5 of this Form 10-Q/A and with the preparation of the Consolidated Condensed Statement of Cash Flows (“SCF”), management previously concluded that disclosure controls and procedures were not effective due to a material weakness in the design and operating effectiveness of our internal control over financial reporting as defined in SEC Regulation S-X for the quarter ended September 30, 2014. The primary factor contributing to this conclusion was the manual process to prepare the SCF, whereby errors were made during the quarters ended March 31, 2014 and June 30, 2014 (which were not identified in a timely manner as discussed in Item 5 below). We also determined that, in connection with the amendment discussed in the explanatory note to the Form 10-Q/A, and in Notes 1 and 5 to the Condensed Consolidated Financial Statements for the period ended September 30, 2014, we did not maintain effective controls over the preparation and review of the financial statement disclosures, which resulted in misstatement of certain items in Note 5 (the “Note 5 Disclosures”), as identified through subsequent review of such disclosures. While the errors in the SCF and Note 5 Disclosures were concluded not to be material, this control deficiency could result in a material misstatement of the Notes to the Condensed Consolidated Financial Statements that might not be prevented or detected. Accordingly, management has concluded that the control deficiency constitutes a material weakness.

Notwithstanding the identified material weakness related to the SCF and Note 5 disclosures, management believes the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q fairly represent in all material respects our financial condition, results of operations and cash flows at and for the periods presented in accordance with U.S. GAAP.

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

Immaterial Corrections to the Condensed Consolidated Statements of Cash Flows and Note 5 - Loans and Allowance for Credit Losses for the quarters ended March 31, 2014 and June 30, 2014
We have made certain immaterial corrections to previously disclosed amounts in the Condensed Consolidated Statements of Cash Flows and Note 5. The Company has corrected these errors by reclassifying certain cash flows related to loans held for investment, which were previously reported in cash flows provided by operating activities, to cash flows from investing activities as presented below. The Company also identified and corrected immaterial classification errors related to FHLB advance repayments and short-term borrowings reported within cash flows in financing activities. These changes resulted in decreased total cash provided by operating activities and decreased total cash used in investing activities by an equal and offsetting amount. There was no net impact to cash provided by financing activities. The reclassification errors did not impact the net change in cash and cash equivalents, total cash and cash equivalents, net income, or any other operating measure and had no impact on the Condensed Consolidated Balance Sheets, and related Condensed Consolidated Statements of Operations, Comprehensive Income or Stockholder’s Equity.
The corrections to Note 5 related to the unpaid principal balances of impaired loans, and the components of troubled debt restructuring activities. These errors arose from manual mistakes in the disclosure consolidation process that a review control failed to detect. The corrections do not affect the Condensed Consolidated Balance Sheets, and related Condensed Consolidated Statements of Operations, Comprehensive Income or Stockholder's Equity.

The following table reflects a summary of the impact of the corrections on the Company’s historical financial statements for the three and six-months ended March 31, 2014 and June 30, 2014, respectively. The line items noted below were limited to the cash flow line items impacted by the correction of the classification errors described above.

	For the three-months ended:			For the six-months ended:
	As presented		Restated	As presented		Restated
	March 31, 2014	Corrections	March 31, 2014	June 30, 2014	Corrections	June 30, 2014
	(in thousands)
Cash Flows from Operating Activities
Net income:	$1,877,643	$—	$1,877,643	$2,216,958	$—	$2,216,958
Depreciation, amortization and accretion	180,190	(215,104)	(34,914)	305,517	(493,614)	(188,097)
Net cash provided by (used in) operating activities	967,496	(215,104)	752,392	2,339,509	(493,614)	1,845,895

Net change in loans other than purchases and sales	(2,454,428)	215,104	(2,239,324)	(4,974,462)	493,614	(4,480,848)
Net cash provided by (used in) investing activities	(3,021,266)	215,104	(2,806,162)	(6,640,868)	493,614	(6,147,254)

Net change in short-term borrowings	(2,808,671)	1,627,270	(1,181,401)	(157,976)	1,627,270	1,469,294
Repayments of FHLB advances	813,635	(1,627,270)	(813,635)	813,635	(1,627,270)	(813,635)
Net cash provided by (used) financing activities	1,312,395	—	1,312,395	4,460,060	—	4,460,060
Net change in cash and cash equivalents	(741,375)	—	(741,375)	158,701	—	158,701

Cash and cash equivalents, beginning	$4,226,947	$—	$4,226,947	$4,226,947	$—	$4,226,947
Cash and cash equivalents, end	$3,485,572	$—	$3,485,572	$4,385,648	$—	$4,385,648

Impairment Methodology of Financing Receivables by Portfolio Segment (as corrected compared to as previously reported)

	Six-Month Period Ended June 30, 2014
	Commercial	Consumer	Unallocated	Total
	(as corrected)
	(in thousands)
Ending balance, individually evaluated for impairment	$75,050	$185,607	$—	$260,657
Ending balance, collectively evaluated for impairment	$284,761	$841,437	$39,001	$1,165,199
Financing receivables:
Ending balance, evaluated under the fair value option or lower of cost or fair value	$52,320	$1,511,159	$—	$1,563,479
Ending balance, individually evaluated for impairment	$425,372	$1,013,536	$—	$1,438,908
Ending balance, collectively evaluated for impairment	$34,576,621	$38,349,287	$—	$72,925,908

	Six-Month Period Ended June 30, 2014
	Commercial	Consumer	Unallocated	Total
	(as previously reported)
	(in thousands)
Ending balance, individually evaluated for impairment (2)	$75,973	$129,633	$—	$205,606
Ending balance, collectively evaluated for impairment	$283,838	$897,411	$39,001	$1,220,250
Financing receivables:
Ending balance, evaluated at fair value (1)	$52,320	$1,511,159	$—	$1,563,479
Ending balance, individually evaluated for impairment (2)	$493,556	$603,311	$—	$1,096,867
Ending balance, collectively evaluated for impairment	$34,508,437	$38,759,512	$—	$73,267,949

(1) Represents LHFS and those loans for which the Company has elected the fair value option.
(2) Consumer loans individually evaluated for impairment consists of loans in TDR status.

	Three-Month Period Ended March 31, 2014
	Commercial	Consumer	Unallocated	Total
	(as corrected)
	(in thousands)
Ending balance, individually evaluated for impairment	$84,147	$156,882	$—	$241,029
Ending balance, collectively evaluated for impairment	$350,014	$475,060	$44,489	$869,563
Financing Receivables:
Ending balance, evaluated under the fair value option or lower of cost or fair value	$44,627	$1,722,187	$—	$1,766,814
Ending balance, individually evaluated for impairment	$572,851	$845,754	$—	$1,418,605
Ending balance, collectively evaluated for impairment	$33,692,989	$37,434,669	$—	$71,127,658

	Three-Month Period Ended March 31, 2014
	Commercial	Consumer	Unallocated	Total
	(as previously reported)
	(in thousands)
Ending balance, individually evaluated for impairment (2)	$265,183	$192,298	$—	$457,481
Ending balance, collectively evaluated for impairment	$348,978	$439,644	$44,489	$833,111
Financing receivables:
Ending balance, evaluated at fair value (1)	$44,627	$1,722,187	$—	$1,766,814
Ending balance, individually evaluated for impairment (2)	$528,224	$693,072	$—	$1,221,296
Ending balance, collectively evaluated for impairment	$33,737,616	$37,587,351	$—	$71,324,967

(1) Represents LHFS and those loans for which the Company has elected the fair value option.
(2) Consumer loans individually evaluated for impairment consists of loans in TDR status.

Impaired Loans by Class of Financing Receivable

Impaired loans are generally defined as all TDRs plus commercial non-accrual loans in excess of $1.0 million.

Impaired loans disaggregated by class of financing receivables summarized below as of the periods indicated:

	June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Specific Reserves	Average Recorded Investment
	(as corrected)
	(in thousands)
With no related allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	$51,940	$64,609	$—	$47,713
Middle market commercial real estate	110,774	162,784	—	105,956
Santander real estate capital	3,818	3,818	—	2,285
Commercial and industrial	5,186	14,196	—	9,158
Multifamily	25,262	25,262	—	26,147
Other commercial	154	154	—	77
Consumer:
Residential mortgages	84,622	84,622	—	88,383
Home equity loans and lines of credit	29,334	29,334	—	30,204
Retail installment contracts and auto loans	63,712	88,732	—	31,856
Personal unsecured loans	109	109	—	55
Other consumer	7,130	7,130	—	7,738
With an allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	42,186	49,272	16,424	47,974
Middle market commercial real estate	77,000	98,459	17,012	97,923
Santander real estate capital	1,840	3,086	161	5,611
Commercial and industrial	100,027	107,054	39,503	100,126
Multifamily	5,857	6,990	1,442	8,638
Other commercial	1,484	1,878	508	831
Consumer:
Residential mortgages	553,442	611,444	120,211	550,386
Home equity loans and lines of credit	58,165	66,990	4,880	56,533
Retail installment contracts and auto loans	256,397	288,973	53,916	128,198
Personal unsecured loans	7,353	7,542	2,585	4,944
Other consumer	16,983	23,510	4,015	17,233
Total:
Commercial	$425,528	$537,562	$75,050	$452,439
Consumer	1,077,247	1,208,386	185,607	915,530
Total	$1,502,775	$1,745,948	$260,657	$1,367,969

	June 30, 2014
	Recorded Investment	Unpaid Principal Balance	Related Specific Reserves	Average Recorded Investment
	(as previously reported)
	(in thousands)
With no related allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	$51,940	$39,271	$—	$47,713
Middle market commercial real estate	110,774	58,764	—	105,956
Santander real estate capital	3,818	3,818	—	2,285
Commercial and industrial	4,988	4,988	—	9,060
Multifamily	25,262	25,262	—	26,147
Other commercial	154	154	—	77
Consumer:
Residential mortgages	84,622	84,622	—	88,383
Home equity loans and lines of credit	29,334	29,334	—	30,204
Retail installment contracts and auto loans	38,769	38,626	—	19,385
Personal unsecured loans	13,610	13,610	—	6,805
Other consumer	7,130	7,130	—	7,738
With an allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	42,186	35,100	16,424	47,974
Middle market commercial real estate	77,000	55,541	17,012	97,923
Santander real estate capital	1,840	594	161	5,611
Commercial and industrial	100,027	84,044	39,503	100,126
Multifamily	5,857	4,724	1,442	8,638
Other commercial	1,484	1,090	1,431	831
Consumer:
Residential mortgages	553,442	495,440	120,211	550,386
Home equity loans and lines of credit	58,165	49,340	4,880	56,533
Retail installment contracts and auto loans	1,933,382	1,925,380	942	966,691
Personal unsecured loans	2,208	2,208	527	2,372
Other consumer	16,983	10,456	3,073	17,233
Total:
Commercial	$425,330	$313,350	$75,973	$452,344
Consumer	2,737,645	2,656,146	129,633	1,745,732
Total	$3,162,975	$2,969,496	$205,606	2,198,076

(1) Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

	March 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Specific Reserves	Average Recorded Investment
	(as corrected)
	(in thousands)
With no related allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	$55,554	$67,720	$—	$49,520
Middle market commercial real estate	110,705	139,628	—	105,921
Santander real estate capital	7,122	7,279	—	3,937
Commercial and industrial	6,104	9,939	—	9,617
Multifamily	26,734	26,734	—	26,883
Other commercial	147	147	—	74
Consumer:
Residential mortgages	88,186	88,186	—	90,165
Home equity loans and lines of credit	29,884	29,884	—	30,479
Retail installment contracts and auto loans	28,563	50,433	—	14,281
Personal unsecured loans	—	—	—	—
Other consumer	6,711	6,711	—	7,528
With an allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	48,488	49,737	10,516	51,125
Middle market commercial real estate	97,104	123,108	20,690	107,975
Santander real estate capital	6,679	7,925	1,254	8,031
Commercial and industrial	98,788	105,342	49,686	99,506
Multifamily	6,064	6,270	1,521	8,741
Other commercial	1,176	1,176	480	677
Consumer:
Residential mortgages	553,419	608,550	125,256	550,374
Home equity loans and lines of credit	55,899	64,688	5,876	55,400
Retail installment contracts and auto loans	91,620	103,477	20,982	45,810
Personal unsecured loans	2,053	2,053	515	2,294
Other consumer	17,264	25,715	4,253	17,374
Total:
Commercial	$464,665	$545,005	$84,147	$472,007
Consumer	873,599	979,697	156,882	813,705
Total	$1,338,264	$1,524,702	$241,029	$1,285,712

	March 31, 2014
	Recorded Investment	Unpaid Principal Balance	Related Specific Reserves	Average Recorded Investment
	(as previously reported)
	(in thousands)
With no related allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	$55,554	$43,388	$—	$49,520
Middle market commercial real estate	110,705	81,782	—	105,921
Santander real estate capital	7,122	6,965	—	3,937
Commercial and industrial	6,047	2,260	—	9,589
Multifamily	26,734	26,734	—	26,883
Other commercial	147	147	—	74
Consumer:
Residential mortgages	88,186	88,186	—	90,165
Home equity loans and lines of credit	29,884	29,884	—	30,479
Retail installment contracts and auto loans	46,648	46,648	—	23,324
Personal unsecured loans	—	—	—	—
Other consumer	6,711	6,711	—	7,528
With an allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	48,488	47,239	10,516	51,125
Middle market commercial real estate	97,104	71,100	20,690	107,975
Santander real estate capital	6,679	5,433	1,254	8,031
Commercial and industrial	98,788	92,234	49,686	99,506
Multifamily	6,064	5,858	1,521	8,741
Other commercial	1,176	1,176	457	677
Consumer:
Residential mortgages	553,419	498,288	125,256	550,374
Home equity loans and lines of credit	55,899	47,110	5,876	55,400
Retail installment contracts and auto loans	121,041	117,746	57,434	60,521
Personal unsecured loans	2,053	—	515	2,294
Other consumer	17,264	8,813	4,276	17,374
Total:
Commercial	$464,608	$384,316	$84,124	$471,979
Consumer	921,105	843,386	193,357	837,459
Total	$1,385,713	$1,227,702	$277,481	$1,309,438

(1) Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

Troubled Debt Restructurings

The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

	June 30, 2014	June 30, 2014
	(as corrected)	(as previously reported)
	(in thousands)
Performing	$969,098	$1,292,488
Non-performing	341,825	356,724
Total	$1,310,923	$1,649,212

	March 31, 2014	March 31, 2014
	(as corrected)	(as previously reported)
	(in thousands)
Performing	$780,085	$787,485
Non-performing	346,329	345,621
Total	$1,126,414	$1,133,106

Financial Impact and TDRs by Concession Type
The following tables detail the activity of TDRs as corrected for the periods indicated:

	Three-Month Period Ended June 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(as corrected)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate Banking	7	$30,961	$30,328
Middle market commercial real estate	3	9,939	6,828
Santander real estate capital	—	—	—
Commercial and industrial	—	—	—
Multifamily	—	—	—
Other commercial	2	549	527
Consumer:
Residential mortgages(3)	78	10,922	11,396
Home equity loans and lines of credit	28	2,893	2,893
Retail installment contracts and auto loans	20,555	265,734	217,460
Personal unsecured loans	4,889	5,334	5,145
Other consumer	4	371	371
Total	25,566	$326,703	$274,948

	Six-Month Period Ended June 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(as corrected)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate Banking	21	$53,278	$52,041
Middle market commercial real estate	3	9,939	6,828
Santander real estate capital	—	—	—
Commercial and industrial	—	—	—
Multifamily	—	—	—
Other commercial	3	1,046	1,027
Consumer:
Residential mortgages(3)	157	28,733	29,066
Home equity loans and lines of credit	54	5,178	5,178
Retail installment contracts and auto loans	34,614	418,867	341,077
Personal unsecured loans	4,889	5,334	5,145
Other consumer	5	412	413
Total	39,746	$522,787	$440,775

(1)	Pre-modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred.

(2)	Post-modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred.

(3)	The post-modification outstanding recorded investment amounts for residential mortgages exclude interest reserves.

	Three-Month Period Ended June 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(as previously reported)
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
	(as previously reported)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate Banking	21	$53,278	$52,041
Middle market commercial real estate	3	9,939	6,828
Santander real estate capital	—	—	—
Commercial and industrial	—	—	—
Multifamily	—	—	—
Other commercial	3	1,046	1,027
Consumer:
Residential mortgages(3)	157	28,733	29,066
Home equity loans and lines of credit	54	5,178	5,178
Retail installment contracts and auto loans	68,773	1,041,023	980,462
Personal unsecured loans	24,247	14,847	14,754
Other consumer	5	412	413
Total	93,263	$1,154,456	$1,089,769

(1)	Pre-modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred.

(2)	Post-modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred.

(3)	The post-modification outstanding recorded investment amounts for residential mortgages exclude interest reserves.

	Three-Month Period Ended March 31, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(as corrected)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate Banking	2	$3,524	$3,505
Middle market commercial real estate	—	—	—
Santander real estate capital	—	—	—
Commercial and industrial	12	18,793	18,207
Multifamily	—	—	—
Other commercial	1	498	500
Consumer:
Residential mortgages(3)	79	17,811	17,670
Home equity loans and lines of credit	26	2,285	2,285
Retail installment contracts and auto loans	14,059	153,133	123,617
Personal unsecured loans	—	—	—
Other consumer	1	41	42
Total	14,180	$196,085	$165,826

(1)	Pre-modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred.

(2)	Post-modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred.

(3)	The post-modification outstanding recorded investment amounts for residential mortgages exclude interest reserves.

	Three-Month Period Ended March 31, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(as previously reported)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate Banking	2	$3,524	$3,505
Middle market commercial real estate	—	—	—
Santander real estate capital	—	—	—
Commercial and industrial	12	18,793	18,207
Multifamily	—	—	—
Other commercial	1	498	500
Consumer:
Residential mortgages(3)	79	17,811	17,670
Home equity loans and lines of credit	26	2,285	2,285
Retail installment contracts and auto loans	12,714	129,141	126,932
Personal unsecured loans	—	—	—
Other consumer	1	41	42
Total	12,835	$172,093	$169,141

(1)	Pre-modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred.

(2)	Post-modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred.

(3)	The post-modification outstanding recorded investment amounts for residential mortgages exclude interest reserves.

TDRs Which Have Subsequently Defaulted

A TDR is generally considered to have subsequently defaulted if it is 90 days past due after modification. For retail installment contracts, a TDR is considered to have subsequently defaulted at the earlier of the date of repossession or 120 days past due after becoming a TDR. The following table details TDRs that became TDRs during the past twelve-month period and have subsequently defaulted during the periods indicated:

	Three-Month Period Ended June 30,				Six-Month Period Ended June 30,
	2014		2014		2014		2014
	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
	(as corrected)		(as previously reported)		(as corrected)		(as previously reported)
	(dollars in thousands)
Consumer:
Residential mortgages	9	$779	9	$779	21	$2,694	21	$2,694
Home equity loans and lines of credit	2	312	2	312	2	312	2	312
Retail installment contracts and auto loans	592	4,686	788	9,379	779	6,429	788	9,379
Other consumer	270	304	1	27	270	304	1	27
Total	873	$6,081	800	$10,497	1,072	$9,739	812	$12,412

(1)	The recorded investment represents the period-end balance at June 30, 2014. Does not include Chapter 7 bankruptcy TDRs.

	Three-Month Period Ended March 31,
	2014		2014
	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
	(as corrected)		(as previously reported)
	(dollars in thousands)
Consumer:
Residential mortgages	12	$1,915	12	$1,915
Home equity loans and lines of credit	—	—	—	—
Retail installment contracts and auto loans	187	1,743	—	—
Other consumer	—	—	—	—
Total	199	$3,658	12	$1,915

(1)	The recorded investment represents the period-end balance at March 31, 2014. Does not include Chapter 7 bankruptcy TDRs.

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

SANTANDER HOLDINGS USA, INC. (Registrant)
Date:	December 16, 2014	/s/ Román Blanco
Román Blanco
President and Chief Executive Officer (Authorized Officer)

Date:	December 16, 2014	/s/ Gerald P. Plush
Gerald P. Plush
Chief Financial Officer and Senior Executive Vice President

Date:	December 16, 2014	/s/ Guillermo Sabater
Guillermo Sabater
Comptroller and Senior Executive Vice President