Form 10-K
period 2014-12-31
Santander Holdings USA, Inc.
filed 2015-03-18
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑. No ☐.

1

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐. No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at February 28, 2015
Common Stock (no par value)	530,391,043 shares

2

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

Although SHUSA believes that the expectations reflected in these forward-looking statements are reasonable as of the date on which the statements are made, these statements are not guarantees of future performance and involve risks and uncertainties based on various factors and assumptions. Among the factors that could cause SHUSA’s financial performance to differ materially from that suggested by forward-looking statements are:

•
the effects of regulation and policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation ("FDIC"), the Office of the Comptroller of the Currency (the "OCC") and the Consumer Financial Protection Bureau (the "CFPB"), including changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve, the failure to adhere to which could subject SHUSA to formal or informal regulatory compliance and enforcement actions;

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

GLOSSARY OF ABBREVIATIONS AND ACRONYMS
SHUSA provides the following list of abbreviations and acronyms as a tool for the reader that are used in Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements and the Notes to Consolidated Financial Statements.

ABS: Asset-backed securities	GDP: Gross Domestic Product
ACL: Allowance for credit losses	GLBA: Gramm-Leach-Bliley Act
ASC: Accounting Standards Codification	GNMA: Government National Mortgage Association
ASU: Accounting Standards Update	GSE: Government-sponsored entities
ATM: Automatic teller machine	IHC: U.S. intermediate holding company
Bank: Santander Bank, National Association	IHC Implementation Plan: Plan for meeting the requirements of the Final Rule
Basel Committee: Basel Committee on Banking Supervision	IPO: Initial Public Offering
BHC: Bank holding company	IRS: Internal Revenue Service
BOLI: Bank-owned life insurance	ISDA: International Swaps and Derivatives Association, Inc.
Brokers: Independent parties	IT: Information technology
CBP: Citizens Bank of Pennsylvania	LCR: Liquidity coverage ratio
CCAR: Comprehensive Capital Analysis and Review	LHFS: Loans held for sale
CD: Certificate of Deposit	LIBOR: London Interbank Offered Rate
CEVF: Commercial equipment vehicle funding	LIHTC: Low Income Housing Tax Credit Investment
CET1: Common equity tier 1	LTV: Loan to value
CFPB: Consumer Financial Protection Bureau	May SCUSA Dividend: A dividend of $0.15 per share of SCUSA common stock declared by SCUSA's Board of Directors payable May 30, 2014
CFTC: Commodity Futures Trading Commission	MBS: Mortgage-backed security
Change in Control: First quarter 2014 change in control and consolidation of SCUSA	MD&A: Management's Discussion and Analysis
Chrysler Agreement: Ten-year private label financing agreement with the Chrysler group signed by SCUSA	MSR: Mortgage servicing rights
CID: Civil Investigative Demand	MVE: Market value of equity
CLO: Collateralized loan obligations	NMTC: New Market Tax Credit Investment
CLTV: Combined loan-to-value	NOW: Negotiable order of withdrawal
CMO: Collateralized mortgage obligation	NPL: Non-performing loans
Company: Santander Holdings USA, Inc.	NSFR: Net stable funding ratio
CPR: Changes in anticipated loan prepayment rates	NYSE: New York Stock Exchange
CRA: Community Reinvestment Act	OCC: Office of the Comptroller of the Currency
DCF: Discounted cash flow	OEM: Original equipment manufacturer
DDFS: DDFS LLC	OIS: Overnight Indexed Swap
DFA: Dodd-Frank Wall Street Reform and Consumer Protection Act	Order: OCC consent order signed by SBNA on January 26, 2012
DOJ: Department of Justice	OREO: Other real estate owned
DTI: Debt-to-income	OTC: Over the counter
EPS: Enhanced Prudential Standards	OTS: Office of Thrift Supervision
Exchange Act: Securities Exchange Act of 1934	OTTI: Other-than-temporary-impairment

FASB: Financial Accounting Standards Board	Post-IPO Shareholders' Agreement: Agreement executed on January 28, 2014 by Sponsor Holdings, DDFS, Thomas G. Dundon, and Santander.
FBO: Foreign banking organization	RV: Recreational vehicle
FDIC: Federal Deposit Insurance Corporation	S&P: Standard and Poor's
FDIA: Federal Deposit Insurance Act	Santander: Banco Santander, S.A.
FDICIA: Federal Deposit Insurance Corporation Improvement Act	Santander UK: Santander UK plc
Federal Reserve: Board of Governors of the Federal Reserve System	SCUSA: Santander Consumer USA Holdings Inc. and its subsidiaries
FHA: Federal Housing Agency	SCUSA Common Stock: Common shares of SCUSA
FHLB: Federal Home Loan Bank	SCUSA Plan: 2011 Management Equity Plan
FHLMC: Federal Home Loan Mortgage Corporation	SEC: Securities and Exchange Commission
Final Rule: Rule implementing certain of the EPS mandated by Section 165 of the DFA	SGF: Santander Global Facilities
FIRREA: Financial Institutions Reform, Recovery, and Enforcement Act of 1989	SHUSA: Santander Holdings USA, Inc.
FNMA: Federal National Mortgage Association	SPE: Special purpose entity
FOMC: Federal Open Market Committee	Sponsor Holdings: Sponsor Auto Finance Holding Series LP
FRB: Federal Reserve Bank	SREC: Santander Real Estate Capital
FTC: Federal Trade Commission	TDR: Troubled debt restructure
FTP: Funds transfer pricing	Trusts: Securitization trusts
GAAP: Accounting principles generally accepted in the United States of America	USA Patriot Act: Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001
GBM: Global Banking & Markets and Large Corporate Banking	VIE: Variable interest entity

PART I

ITEM 1 - BUSINESS

General

SHUSA is the parent company of the Bank, a national banking association, and Santander Consumer USA Holdings Inc. (together with its subsidiaries, "SCUSA"), a consumer finance company focused on vehicle finance and personal lending products. SHUSA is a BHC and wholly-owned subsidiary of Santander. SHUSA’s principal executive offices are at 75 State Street, Boston, Massachusetts.

The Bank's main office is in Wilmington, Delaware. The Bank, previously named Sovereign Bank, National Association, changed its name to Santander Bank, National Association on October 17, 2013. The Bank had over 700 retail branches, over 2,100 ATMs and approximately 14,000 team members as of December 31, 2014, with principal markets in the Mid-Atlantic and Northeastern United States. The Bank uses its deposits, as well as other financing sources, to fund its loan and investment portfolios. The Bank earns interest income on its loan and investment portfolios. In addition, the Bank generates non-interest income from a number of sources, including deposit and loan services, sales of loans and investment securities, capital markets products and bank-owned life insurance. The principal non-interest expenses include employee compensation and benefits, occupancy and facility-related costs, technology and other administrative expenses. The volumes, and accordingly the financial results, of the Bank are affected by the economic environment, including interest rates and, consumer and business confidence and spending, as well as the competitive conditions within the Bank's geographic footprint.

SCUSA is headquartered in Dallas, Texas, and its primary business is the indirect origination of retail installment contracts, principally, through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers. SCUSA also offers a full spectrum of auto financing products and services to Chrysler customers and dealers under the Chrysler Capital brand. These products and services include consumer retail installment contracts and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit. SCUSA also originates vehicle loans through a web-based direct lending program, purchases vehicle retail installment contracts from other lenders, and services automobile and recreational and marine vehicle portfolios for other lenders. Additionally, SCUSA has several relationships through which it provides unsecured consumer loans, private-label credit cards and other consumer finance products.

On January 22, 2014, SCUSA's registration statement for an IPO of shares of its common stock (the “SCUSA Common Stock”), was declared effective by the SEC. Prior to the IPO, the Company owned approximately 65% of the shares of SCUSA's common stock.

On January 28, 2014, the IPO was closed, and certain stockholders of SCUSA, including the Company and Sponsor Auto Finance Holding Series LP, sold 85,242,042 shares of SCUSA Common Stock. Immediately following the IPO, the Company owned approximately 61% of the shares of SCUSA Common Stock. In connection with these sales, certain board representation, governance and other rights granted to DDFS and Sponsor Holdings were terminated as a result of the reduction in DDFS and Sponsor Holdings’ collective ownership of shares of SCUSA Common Stock below certain ownership thresholds, causing the Change in Control.

Prior to the Change in Control, the Company accounted for its investment in SCUSA under the equity method. Following the Change in Control, the Company consolidated the financial results of SCUSA in the Company’s Consolidated Financial Statements. The Company’s consolidation of SCUSA is treated as an acquisition of SCUSA by the Company in accordance with Accounting Standard Codification 805 - Business Combinations (ASC 805). SCUSA Common Stock is now listed for trading on the New York Stock Exchange under the trading symbol "SC".

See Note 3 to the Consolidated Financial Statements for a detailed discussion of the Company's consolidation of SCUSA in accordance with ASC 805.

The consolidation of SCUSA’s financial results with SHUSA's has resulted in a material increase in our total assets and higher capital and liquidity requirements. See Item 1A. Risk Factors for further discussion of the impacts of the consolidation on our business.

Segments

The Company's reportable segments are organized in accordance with its strategic business units. Except for the Company's SCUSA segment, its segments are focused principally around the customers the Bank serves.

The Company's five reportable segments include the following:

Retail Banking

The Retail Banking segment is primarily comprised of the Bank's branch locations and the residential mortgage business. The branch locations offer a wide range of products and services to customers, and attract deposits by offering a variety of deposit instruments including demand and interest-bearing demand deposit accounts, money market and savings accounts, CDs and retirement savings products. The branch locations also offer consumer loans such as credit cards, home equity loans and lines of credit, as well as business banking and small business loans to individuals. The Retail Banking segment also includes investment services and provides annuities, mutual funds, managed monies, and insurance products and acts as an investment brokerage agent to the customers of the Retail Banking segment.

Auto Finance & Alliances

The Auto Finance & Alliances segment currently provides indirect consumer leasing as well as commercial loans to dealers and financing for commercial vehicles and municipal equipment. The Auto Finance and Alliances segment includes the activity related to the Bank's intercompany agreements with SCUSA.

In conjunction with the Chrysler Agreement, the Bank has an agreement with SCUSA under which SCUSA provides the Bank with the first right to review and assess Chrysler dealer lending opportunities and, if the Bank elected, to provide the proposed financing. Historically and through September 30, 2014, SCUSA provided servicing under this arrangement. Effective October 1, 2014 the servicing of all Chrysler Capital receivables from dealers, including receivables held by the Bank and by SCUSA, were transferred to the Bank. The agreements executed in connection with this transfer require SCUSA to permit the Bank first right to review and assess Chrysler Capital dealer lending opportunities and require the Bank to pay SCUSA a Relationship Management Fee based upon the performance and yields of Chrysler Capital dealer loans held by the Bank. All intercompany revenue and fees between the Bank and SCUSA are eliminated in the consolidated results of SHUSA.

During 2014, the Bank entered into a flow agreement with SCUSA under which the Bank has the first right to review and approve all prime and super prime Chrysler Capital consumer vehicle lease applications. SCUSA may review any applications declined by the Bank for SCUSA’s own portfolio. SCUSA provides servicing and receives an origination fee on all leases originated under this agreement. All intercompany revenue and fees between the Bank and SCUSA are eliminated in the consolidated results of SHUSA.

Real Estate & Commercial Banking

The Real Estate and Commercial Banking segment offers commercial real estate loans, multi-family loans, commercial loans, and the Bank's related commercial deposits. This segment also provides financing and deposits for government entities and niche product financing for specific industries, including oil and gas and mortgage warehousing, among others.

Global Banking and Markets & Large Corporate Banking

The GBM segment serves the needs of global commercial and institutional customers by leveraging the international footprint of the Santander group to provide financing and banking services to corporations with over $500 million in annual revenues. GBM's offerings and strategy are based on Santander's local and global capabilities in wholesale banking.

SCUSA

SCUSA is a specialized consumer finance company focused on vehicle finance and unsecured consumer lending products. SCUSA’s primary business is the indirect origination of retail installment contracts, principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers. In conjunction with a ten-year private label financing agreement with the Chrysler group that became effective May 1, 2013, SCUSA offers a full spectrum of auto financing products and services to Chrysler customers and dealers under the Chrysler Capital brand. These products and services include consumer retail installment contracts and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit. SCUSA also originates vehicle loans through a web-based direct lending program, purchases vehicle retail installment contracts from other lenders, and services automobile, recreational and marine vehicle portfolios for other lenders. Additionally, SCUSA has several relationships through which it provides personal loans, private label credit cards and other consumer finance products.

SCUSA has entered into a number of intercompany agreements with the Bank as described above as part of the Auto Finance & Alliances segment. All intercompany revenue and fees between the Bank and SCUSA are eliminated in the consolidated results of SHUSA.

The financial results for each of these reportable segments are included in Note 24 of the Notes to Consolidated Financial Statements and are discussed in Item 7, "Line of Business Results" within MD&A of Financial Condition and Results of Operations. These results have been presented based on the Company's management structure and management accounting practices. The structure and accounting practices are specific to the Company and, as a result, the financial results of the Company's reportable segments are not necessarily comparable with similar information for other financial institutions.

Subsidiaries

SHUSA had two principal consolidated majority-owned subsidiaries at December 31, 2014, the Bank and SCUSA.

Employees

At December 31, 2014, the Company had approximately 14,000 employees. This compares to approximately 9,100 employees as of December 31, 2013. No Company employees are represented by a collective bargaining agreement.

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

SCUSA is also subject to substantial competition, particularly in the automotive finance industry. SCUSA competes on the pricing it offers on its loans and leases as well as the customer service SCUSA provides automotive dealer customers. Pricing for these loans and leases is very transparent. SCUSA, along with its competitors, posts pricing for loans and leases on web-based credit application aggregation platforms. When dealers submit applications for consumers acquiring vehicles, they can compare SCUSA's pricing against its competitors’ pricing. Dealer relationships are important in the automotive finance industry. Vehicle finance providers need to tailor product offerings to meet each individual dealer’s needs.

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

SCUSA is also subject to regulatory oversight because the Federal Reserve considers SCUSA to be a controlled subsidiary of SHUSA for bank holding company regulatory purposes. These and other legal and regulatory matters affecting the activities of the Company and the Bank are further discussed below in this Item 1 - Business.

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

More specifically, the DFA imposes heightened prudential requirements on BHCs with at least $50.0 billion in total consolidated assets (often referred to as “systemically important financial institutions”), which includes the Company, and requires the Federal Reserve to establish prudential standards for such BHCs that are more stringent than those applicable to other BHCs, including standards for risk-based requirements and leverage limits; heightened capital standards, including eliminating trust preferred securities as Tier 1 regulatory capital; enhanced risk-management requirements; and credit exposure reporting and concentration limits. These changes are expected to impact the profitability and growth of the Company.

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

The DFA established the CFPB, which has broad powers to set the requirements for the terms and conditions of financial products. This has resulted in and is expected to continue to result in increased compliance costs and reduced revenue.

In March 2013, the CFPB issued a bulletin recommending that indirect vehicle lenders, which include SCUSA, take steps to monitor and impose controls over dealer markup policies whereby dealers charge consumers higher interest rates, with the markup shared between the dealer and the lender. Dealers are allowed to mark up interest rates by a maximum of 2.00%, but in October 2013 SCUSA reduced their maximum compensation (participation from 2.00% (industry practice) to 1.75%. We believe this restriction removes the dealers' incentive to mark up rates beyond 1.75%. We plan to continue to evaluate this policy for effectiveness and may make further changes to strengthen oversight of dealers and markup.

The CFPB is also conducting supervisory audits of large vehicle lenders and has indicated it intends to study and take action with respect to possible ECOA “disparate impact” credit discrimination in indirect vehicle finance. If the CFPB enters into a consent decree with one or more lenders on disparate impact claims, it could negatively impact the business of the affected lenders, and potentially the business of dealers and other lenders in the vehicle finance market. This impact on dealers and lenders could increase SCUSA's regulatory compliance requirements and associated costs. On July 23, 2014, an automotive finance industry publication reported on complaints related to automotive finance institutions filed with the CFPB over the first half of 2014 compared to the prior year. SCUSA believes that the rise in CFPB complaints for SCUSA over the last year is attributable to portfolio growth, including its entire serviced portfolio (on and off book) and consumer credit quality. Based on an internal analysis, SCUSA believes that it was at fault in less than 6% of its CFPB complaints. SCUSA logs and investigates all complaints, and tracks each complaint until it is resolved or otherwise settled.

The Company routinely executes interest rate swaps for the management of its asset-liability mix, and also executes such swaps with its borrower clients. Under the DFA, the Bank is required to post collateral with certain of its counterparties and clearing exchanges. While clearing these financial instruments offers some benefits and additional transparency in valuation, the systems requirements for clearing execution add operational complexities to the business and accordingly increase operational risk exposure.

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

Basel III

New and evolving capital standards, both as a result of the DFA and the implementation in the U.S. of Basel III, could have a significant effect on banks and BHCs, including SHUSA and the Bank. In July 2013, the Federal Reserve, the FDIC and the OCC released final U.S. Basel III regulatory capital rules implementing the global regulatory capital reforms of Basel III. The final rules establish a comprehensive capital framework that includes both the advanced approaches for the largest internationally active U.S. banks, formerly known as Basel II, and a standardized approach that will apply to all banking organizations with over $500 million in assets. Subject to various transition periods, the rule is effective for the largest banks on January 1, 2014, and for all other banks on January 1, 2015.

The new rules narrow the definition of regulatory capital and establish higher minimum risk-based capital ratios that, when fully phased in, will require banking organizations, including SHUSA and the Bank, to maintain a minimum CET1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0% and a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures (as the average for each quarter of the month-end ratios for the quarter). The effective date of these requirements for SHUSA and the Bank was January 1, 2015.

A capital conservation buffer of 2.5% above each of these levels (to be phased in over three years starting in 2016, beginning at 0.625% and increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019) will be required for banking institutions and bank holding companies to avoid restrictions on their ability to make capital distributions, including paying dividends.

The final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that MSRs, deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities are deducted from CET1 to the extent any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 for SHUSA and the Bank is to begin on January 1, 2015 and be phased in over three years.

As of December 31, 2014, the Bank's and SHUSA's CET1 ratio under Basel III, on a fully phased-in basis under the standardized approach, were 13.41% and 11.05%, respectively, based on management's interpretation of the final rules adopted by the Federal Reserve in July 2013. As mentioned above, the minimum required CET1 ratio is comprised of the 4.5% minimum and the 2.5% conservation buffer. On that basis, we believe that, as of December 31, 2014, the Company would remain well-capitalized under the currently enacted capital adequacy requirements of Basel III, including when implemented on a fully phased-in basis.

See the Bank Regulatory Capital section of this MD&A for the Company's ratios under Basel I standards. The implementation of certain regulations and standards relating to regulatory capital could disproportionately affect our regulatory capital position relative to that of our competitors, including those that may not be subject to the same regulatory requirements as the Company.

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

On October 24, 2013, the Federal Reserve, FDIC, and OCC issued a proposal to implement the Basel III LCR for certain internationally active banks and nonbank financial companies and a modified version of the LCR for certain depository institution holding companies that are not internationally active. On September 3, 2014 the agencies approved the final LCR rule. The agencies stressed that LCR is a key component in their effort to strengthen the liquidity soundness of the U.S. financial sector and is used to complement the broader liquidity regulatory framework and supervisory process such as Enhanced Prudential Standards and CCAR. The agencies have mandated a phased implementation approach where the most globally important covered companies (more than $700 billion in assets) and large regionals ($250 billion to $700 billion in assets) are required to report their LCR calculation beginning January 1, 2015. Smaller covered companies (more than $50 billion in assets) such as SHUSA are required to report their LCR calculation monthly beginning January 1, 2016.

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

The U.S. notice of proposed rule-making on NSFR is expected to be published in 2015.

Stress Tests and Capital Adequacy

Pursuant to the DFA, part of the Federal Reserve's annual CCAR, certain banks and BHCs, including the Company and the Bank, are required to perform stress tests and submit capital plans to the Federal Reserve and the OCC on an annual basis, and to receive a notice of non-objection to the capital plans from the Federal Reserve and the OCC before taking capital actions, such as paying dividends, implementing common equity repurchase programs, or redeeming or repurchasing capital instruments. As a consolidated subsidiary of SHUSA, SCUSA is included in our stress tests and capital plans. On March 26, 2014, the Federal Reserve announced that, based on qualitative concerns, it objected to the 2014 period capital plans. The Federal Reserve did not object to SHUSA’s payment of dividends on its outstanding class of preferred stock.

On May 1, 2014, the Board of Directors of SCUSA declared the May SCUSA Dividend. The Federal Reserve informed SHUSA on May 22, 2014 that it does not object to SCUSA's payment of the May SCUSA Dividend, provided that Santander contribute at least $20.9 million of capital to SHUSA prior to such payment, so that SHUSA's consolidated capital position would be unaffected by the May SCUSA dividend. The Federal Reserve also informed SHUSA that, until the Federal Reserve issues a non-objection to SHUSA's capital plan, any future SCUSA dividend will require prior receipt of a written non-objection from the Federal Reserve. On May 28, 2014, SHUSA issued 84,000 shares of its common stock, no par value per share, to Santander in exchange for cash in the amount of $21 million. SHUSA submitted a revised capital plan to the Federal Reserve in January 2015.

On September 15, 2014, the Company entered into a Written Agreement with the FRB of Boston. Under the terms of the written agreement, the Company must serve as a source of strength to the Bank; strengthen Board oversight of planned capital distributions by the Company and its subsidiaries; and not declare or pay, and not permit any non-bank subsidiary that is not wholly-owned by the Company to declare or pay, any dividends and not make, or permit any such subsidiary to make, any capital distribution, in each case without the prior written approval of the FRB of Boston.

On March 11, 2015, the Federal Reserve announced that SHUSA received an objection from the FRB to the 2015 Capital Plan SHUSA submitted on January 5, 2015. The FRB objected to SHUSA’s Capital Plan on qualitative grounds due to significant deficiencies in SHUSA’s capital planning process as well as supervisory concerns. Subject to the restrictions outlined above with respect to the Written Agreement, the FRB did not object to SHUSA’s payment of dividends on its outstanding class of preferred stock. The FRB did object to the requested payment of dividends on SCUSA Common Stock.

SHUSA’s Tier 1 common ratio was 11.0% at September 30, 2014. Under the FRB’s supervisory severely adverse scenario, SHUSA’s Tier 1 common ratio would decline to a minimum of 9.4% during the forecast horizon, according to the FRB’s estimate. SHUSA’s regulatory capital ratios would therefore remain well above the required minimums of the CCAR exercise.

EPS for Liquidity

On February 18, 2014, the Federal Reserve approved the Final Rule implementing certain of the EPS mandated by Section 165 of the DFA. The Final Rule applies the EPS to (i) U.S. BHCs with $50 billion (and in some cases $10 billion) or more in total consolidated assets and (ii) foreign banking organizations with a U.S. banking presence, through branches, agencies or depository institutions. The Final Rule implements, as new requirements for U.S. BHCs, Section 165’s risk management requirements (including requirements, duties and qualifications for a risk management committee and chief risk officer), liquidity stress testing and buffer requirements. U.S. BHCs with total consolidated assets of $50 billion or more on June 30, 2014 are subject to the liquidity requirements as of January 1, 2015.

FBOs

On February 18, 2014, the Federal Reserve issued the Final Rule to strengthen regulatory oversight of FBOs. Under the Final Rule, FBOs with global assets of $50 billion or more and U.S. non-branch assets of $10 billion or more must consolidate U.S. subsidiary activities under an IHC. In addition, the Final Rule requires U.S. BHCs and FBOs with at least $50 billion in total consolidated non-branch assets to be subject to EPS, heightened capital, liquidity, risk management, and stress testing requirements. Due to both its global and U.S. non-branch asset size, Santander is subject to both of the above provisions of the Final Rule. As a result of this rule, Santander could be required to transfer its U.S. non-bank subsidiaries currently outside of the Company to the Company, which would become an IHC, or establish a top-tier IHC structure that would include all of its U.S. bank and non-bank subsidiaries within the same chain of ownership. The Company submitted its IHC Implementation Plan to the Federal Reserve on December 31, 2014. A phased-in approach is being used for the standards and requirements. EPS are effective in 2015 for U.S. BHCs. The IHC must be formed, with all but 10% of the non-BHC assets included, by July 1, 2016. Other standards of the Final Rule will be phased in through January 1, 2018.

Bank Regulations

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

Holding Company Regulations

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

Control of the Company or the Bank

Under the Change in Bank Control Act, individuals, corporations or other entities acquiring SHUSA common stock may, alone or together with other investors, be deemed to control the Company and thereby the Bank. If deemed to control the Company, those persons or groups would be required to obtain the Federal Reserve's approval to acquire the Company’s common stock and could be subject to certain ongoing reporting procedures and restrictions under federal law and regulations. Ownership of more than 10% of SHUSA's capital stock may be deemed to constitute “control” if certain other control factors are present.

Regulatory Capital Requirements

Federal regulations require federal savings associations and national banks to maintain minimum capital ratios. Under the FDIA, insured depository institutions must be classified in one of five defined categories (well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized). Under OCC regulations, an institution is considered “well-capitalized” if it (i) has a total risk-based capital ratio of 10% or greater, (ii) has a Tier 1 risk-based capital ratio of 6% or greater, (iii) has a Tier 1 leverage ratio of 5% or greater and (iv) is not subject to any order or written directive to meet and maintain a specific capital level. An institution’s capital category is determined by reference to its most recent financial report filed with the OCC. If an institution’s capital deteriorates to the undercapitalized category or below, the FDIA and OCC regulations prescribe an increasing amount of regulatory intervention, including the adoption by the institution of a capital restoration plan, a guarantee of the plan by its parent holding company and restricting increases in assets, numbers of branches and lines of business.

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

At December 31, 2014, the Bank met the criteria to be classified as “well-capitalized.”

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

The FDIC charges financial institutions deposit premium assessments to ensure it has reserves to cover deposits that are under FDIC-insured limits, which in early October 2008 the U.S. government increased to $250,000 per depositor per ownership category for each ownership category.

FDIC insurance premium expenses were $53.6 million for the year ended December 31, 2014.

In addition to deposit insurance premiums, all insured institutions are required to pay a Financing Corporation assessment, in order to fund the interest on bonds issued to resolve thrift failures in the 1980s. In 2014, the Bank paid Financing Corporation assessments of $4.1 million, compared to $4.6 million in 2013. The annual rate for all insured institutions dropped to $0.062 for every $1,000 in domestic deposits in 2014, compared to $0.064 for the same measure in 2013. The assessments are revised quarterly and will continue until the bonds mature in 2017.

Federal Restrictions on Transactions with Affiliates and Insiders

All national banks are subject to affiliate and insider transaction rules applicable to member banks of the Federal Reserve under the Federal Reserve Act, and as well as additional limitations the institutions’ primary federal regulator may adopt. These provisions prohibit or limit a banking institution from extending credit to, or entering into certain transactions with, affiliates, principal shareholders, directors and executive officers (and these individuals' related interests) of the banking institution and its affiliates. For these purposes, the term “affiliate” includes a holding company such as SHUSA, Santander and any other company under common control with the Bank, such as SCUSA.

Restrictions on Subsidiary Banking Institution Capital Distributions

The Company has the following major sources of funding to meet its liquidity requirements: dividends and returns of capital and investment from its subsidiaries, short-term investments held by non-bank affiliates and access to the capital markets. Federal banking laws, regulations and policies limit the Bank’s ability to pay dividends and make other distributions to the Company. The Bank must obtain prior OCC approval to declare a dividend or make any other capital distribution for which it evaluates, among other considerations, if, after such dividend or distribution: (1) the Bank’s total distributions to the holding company within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years; (2) the Bank would not meet capital levels imposed by the OCC in connection with any order, or (3) the Bank is not adequately capitalized at the time. In addition, the OCC's prior approval would be required if the Bank’s examination or CRA ratings fall below certain levels or the Bank is notified by the OCC that it is a problem institution or in troubled condition. Moreover, the Bank must obtain the OCC's prior written approval to make any capital distribution until it has positive retained earnings. In addition, the Company's ability to make capital distributions will depend on the results of the stress tests described above, and the Bank's capital status, as well as other supervisory factors.

Any dividends declared and paid have the effect of reducing the Bank’s Tier 1 capital to average consolidated assets and risk-based capital ratios. There were no dividends declared or paid in 2014 or 2013. The Bank returned capital of $128.0 million and $179.0 million in 2014 and 2013, respectively.

Federal Reserve Regulation

Under Federal Reserve regulations, the Bank is required to maintain a reserve against its transaction accounts (primarily interest-bearing and non-interest-bearing checking accounts). Because reserves must generally be maintained in cash or in low-interest-bearing accounts, the effect of the reserve requirements is to reduce an institution’s asset yields.

The amounts of those reserve balances at December 31, 2014 and 2013 were $446.5 million and $333.6 million, respectively.

Federal Home Loan Bank System

The FHLB system was created in 1932 and consists of twelve regional FHLBs. FHLBs are federally-chartered, but privately owned institutions created by Congress. The Federal Housing Finance Board is an agency of the federal government and is generally responsible for regulating the FHLB system. Each FHLB is owned by its member institutions. The primary purpose of the FHLBs is to provide funding to their members for making housing loans as well as for affordable housing and community development lending. FHLBs are generally able to make advances to their member institutions at interest rates that are lower than could otherwise be obtained by such institutions. As a member, the Bank is required to make minimum investments in FHLB stock based on its level of borrowings from FHLB. The Bank is a member of and held investments in the FHLB of Pittsburgh which totaled $425.0 million as of December 31, 2014, compared to $416.7 million at December 31, 2013. The Bank utilizes advances from FHLB to fund balance sheet growth, provide liquidity and for asset and liability management purposes. The Bank had access to advances with FHLB of up to $18.5 billion at December 31, 2014 and had outstanding advances of $9.5 billion or 51% of total availability at that date. The level of borrowing capacity the Bank has with FHLB is contingent upon the level of qualified collateral the Bank holds at a given time.

The Bank received $13.8 million and $4.4 million in dividends on its stock in FHLB of Pittsburgh in 2014 and 2013, respectively.

CRA

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

The Bank’s lending activities are generally in compliance with applicable CRA requirements, and the Bank’s most recent public CRA report of the examination rated the Bank as “Outstanding,” the highest category. Federal regulators examined the Bank's mortgage, small business and community development lending practices, its community development investments, and its retail banking and community development services, and concluded that the Bank's record of lending to low and moderate income borrowers and the geographic distribution of loans in various census tracts were excellent.

The Bank has developed a Community Reinvestment Plan for 2014-2016 that anticipates a multi-billion dollar commitment to lending and investment to low- and moderate-income individuals and communities in its principal banking markets. This commitment also continues the Bank's financial support and financial education services to many non-profit organizations within its market.

Anti-Money Laundering and the USA Patriot Act

Several federal laws, including the Bank Secrecy Act, the Money Laundering Control Act, and the USA Patriot Act require all financial institutions to, among other things, implement policies and procedures relating to anti-money laundering, compliance, suspicious activities, and currency transaction reporting and due diligence on customers. The USA Patriot Act substantially broadened existing anti-money laundering legislation and the extraterritorial jurisdiction of the U.S.; imposed compliance and due diligence obligations; created criminal penalties; compelled the production of documents located both inside and outside the U.S., including those of non-U.S. institutions that have a correspondent relationship in the U.S.; and clarified the safe harbor from civil liability to clients. The U.S. Treasury has issued a number of regulations that further clarify the USA Patriot Act’s requirements and provide more specific guidance on their application.

Financial Privacy

Under the GLBA, financial institutions are required to disclose to their retail customers their policies and practices with respect to sharing nonpublic customer information with their affiliates and non-affiliates, how they maintain customer confidentiality, and how they secure customer information. Customers are required under the GLBA to be provided with the opportunity to “opt out” of information sharing with non-affiliates, subject to certain exceptions. The Company has complied with these regulations.

Environmental Laws

Environmentally related hazards have become a source of high risk and potentially significant liability for financial institutions related to their loans. Environmentally contaminated properties owned by an institution’s borrowers may result in a drastic reduction in the value of the collateral securing the institution’s loans to such borrowers, high environmental cleanup costs to the borrower affecting its ability to repay its loans, the subordination of any lien in favor of the institution to a state or federal lien securing clean-up costs, and liability to the institution for cleanup costs if it forecloses on the contaminated property or becomes involved in the management of the borrower. To minimize this risk, the Bank may require an environmental examination of, and reports with respect to, the property of any borrower or prospective borrower if circumstances affecting the property indicate a potential for contamination, taking into consideration the potential loss to the institution in relation to the burdens to the borrower. Such examination must be performed by an engineering firm experienced in environmental risk studies and acceptable to the institution, and the costs of such examinations and reports are the responsibility of the borrower. These costs may be substantial and may deter a prospective borrower from entering into a loan transaction with the Bank. The Bank is not aware of any borrower which is currently subject to any environmental investigation or clean-up preceding that is likely to have a material adverse effect on the financial condition or results of operations of SHUSA.

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
During the period covered by this quarterly report:

•
Santander UK entity holds frozen savings and current accounts for three customers resident in the U.K. who are currently designated by the U.S. for terrorism. The accounts held by each customer were blocked after the customer's designation and have remained blocked and dormant throughout 2014. No revenue has been generated by the Santander UK entity on these accounts. The bank account held for one of these customers was closed in the fourth quarter of 2014.

•
An Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the Non-Proliferation of Weapons of Mass Destruction ("NPWMD") designation, holds a mortgage with a Santander U.K. entity that was issued prior to any such designation. No further draw-down has been made (or would be allowed) under this mortgage, although the Santander U.K. entity continues to receive repayment installments. In 2014, total revenue in connection with this mortgage was approximately £2,580, while net profits were negligible relative to the overall profits of Santander U.K. Santander U.K. does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with Santander Asset Management UK Limited. The accounts have remained frozen during 2014. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. In 2014, total revenue for Santander in connection with the investment accounts was approximately £250 while net profits were negligible relative to its overall profits of Santander.

•	In addition, during the third quarter of 2014, Santander UK has identified two additional customers.
A UK national is designated by the U.S. under the NPWMD sanctions program and holds a business account. No transactions were made and the account was closed in the fourth quarter of 2014. No revenue or profit has been generated.
A second UK national designated by the U.S. for terrorism held a personal current account and a personal credit card account, both of which were closed in the third quarter. Although transactions took place on the current account during the third quarter of 2014, revenue and profits generated were negligible. No transactions took place on the credit card.

In addition, Santander has certain legacy export credits and performance guarantees with Bank Mellat, which are included in the U.S. Department of the Treasury’s Office of Foreign Assets Control’s Specially Designated Nationals and Blocked Persons List. The Bank entered into two bilateral credit facilities in February 2000 in an aggregate principal amount of €25.9 million. Both credit facilities matured in 2012. In addition, in 2005 Banco Santander participated in a syndicated credit facility for Bank Mellat of €15.5 million, which matures on July 6, 2015. As of December 31, 2014, Santander was owed €2.3 million under this credit facility.

Santander has not been receiving payments from Bank Mellat under any of these credit facilities in recent years. Santander has been and expects to continue to be repaid any amounts due by official export credit agencies, which insure between 95% and 99% of the outstanding amounts under these credit facilities. No funds have been extended by Santander under these facilities since they were granted.

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

In the aggregate, all of the transactions described above resulted in approximately €41,000 in gross revenues and approximately in €80,500 net loss to the Santander in the year ended December 31, 2014, all of which resulted from the performance of export credit agencies rather than any Iranian entity. Santander has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. Santander is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount - which payment would be frozen as explained above (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). As such, Santander intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

Corporate Information

All reports filed electronically by the Company with the SEC, including the Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, and Current Reports on Form 8-K, as well as any amendments to those reports, are accessible on the SEC’s website at www.sec.gov. Our filings are also accessible through our website at https://www.santanderbank.com/us/about/financials/sec-filings. The information contained on our website is not being incorporated herein and is provided for the information of the reader and are not intended to be active links.

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

Macro-Economic and Political Risks

Given our loan portfolios are concentrated in the United States; adverse changes affecting the economy of the United States could adversely affect our financial condition.

Our loan portfolios are concentrated in the United States. Accordingly, the recoverability of our loan portfolios and our ability to increase the amount of loans outstanding and our results of operations and financial condition in general are dependent to a significant extent on the level of economic activity in the United States. A return to recessionary conditions in the United States economy would likely have a significant adverse impact on our loan portfolios and, as a result, on our financial condition, results of operations, and cash flows.

We are vulnerable to disruptions and volatility in the global financial markets.

In the past seven years, financial systems worldwide have experienced difficult credit and liquidity conditions and disruptions leading to less liquidity, greater volatility, general widening of spreads and, in some cases, lack of price transparency on interbank lending rates. Global economic conditions deteriorated significantly between 2007 and 2009, and the United States fell into recession. Although the United States has begun to recover, this recovery may not be sustainable. Many major financial institutions, including some of the country's largest commercial banks, investment banks, mortgage lenders, mortgage guarantors and insurance companies experienced, and some continue to experience, significant difficulties. Numerous institutions have sought additional capital or have received government assistance, and many lenders and institutional investors have reduced providing funding to borrowers (including to other financial institutions).

In particular, we face, among others, the following risks related to the economic downturn:

•
Increased regulation of our industry. Compliance with such regulation has increased and will increase our costs and may affect the pricing for our products and services and limit our ability to pursue business opportunities.

•	Reduced demand for our products and services.

•	Inability of our borrowers to timely or fully comply with their existing obligations.

•
The process we use to estimate losses inherent in our credit exposure requires complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. The degree of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates, which may, in turn, impact the reliability of the process and the sufficiency of our loan loss allowances.

•	The value and liquidity of the portfolio of investment securities that we hold may be adversely affected.

•	Any worsening of economic conditions may delay the recovery of the financial industry and impact our financial condition and results of operations.

•	Macroeconomic shocks may impact the household income of our retail customers negatively and adversely affect the recoverability of our retail loans, resulting in increased loan losses.

Despite recent improvements in certain segments of the economy, some uncertainty remains concerning the future economic environment. There can be no assurance that economic conditions in these segments will continue to improve or that the United States' economic condition as a whole will improve significantly. Such economic uncertainty could have a negative impact on our business and results of operations. Investors remain cautious. A slowing or failing of the economic recovery would likely aggravate the adverse effects of these difficult economic and market conditions on us and on others in the financial services industry.

Increased disruption and volatility in the financial markets could have a material adverse effect on us, including our ability to access capital and liquidity on financial terms acceptable to us, if at all. If capital markets financing ceases to become available, or becomes excessively expensive, we may be forced to raise the rates we pay on deposits to attract more customers and become unable to maintain certain liability maturities. Any such increase in capital markets funding availability or costs or in deposit rates could have a material adverse effect on our interest margins and liquidity.

If some or all of the foregoing risks were to materialize, it could have a material adverse effect on us.

We may suffer adverse effects as a result of economic and sovereign debt tensions.

Our results of operations are materially affected by conditions in the capital markets and the economy generally, which, although improving recently, continue to show signs of fragility and volatility. We have direct and indirect exposure to financial and economic conditions throughout the United States. A deterioration of the economic and financial environment could have a material adverse impact on the whole financial sector, creating new challenges in corporate lending and resulting in significant disruptions in financial activities at both the market and retail levels. This could materially and adversely affect our operating results, financial position and prospects.

Our growth, asset quality and profitability may be adversely affected by volatile macroeconomic and political conditions.

The United States economy has experienced volatility recently, characterized by slow or regressive growth. This volatility resulted in fluctuations in the levels of deposits and in the relative economic strength of various segments of the economy to which we lend.

Negative and fluctuating economic conditions, such as a changing interest rate environment, impact our profitability by causing lending margins to decrease and leading to decreased demand for higher margin products and services. Negative and fluctuating economic conditions could also result in government defaults on public debt. This could affect us in two ways: directly, through portfolio losses, and indirectly, through instabilities that a default in public debt could cause to the banking system as a whole, particularly since commercial banks' exposure to government debt is high in certain Latin American and European regions or countries.

In addition, our revenues are subject to risk of loss from unfavorable political and diplomatic developments, social instability, and changes in governmental policies, international ownership legislation, interest-rate caps and tax policies.

Growth, asset quality and profitability may be affected by volatile macroeconomic and political conditions.

Risks Relating to Our Business

Legal, Regulatory and Compliance Risks

We are subject to substantial regulation which could adversely affect our business and operations.

As a financial institution, the Company is subject to extensive regulation, which materially affects our businesses. The statutes, regulations, and policies to which the Company is subject may be changed at any time. In addition, the interpretation and application by regulators of the laws and regulations to which the Company is subject may change from time to time. Extensive legislation affecting the financial services industry has recently been adopted in the United States, and regulations are in the process of being implemented. The manner in which those laws and related regulations are applied to the operations of financial institutions is still evolving. Any legislative or regulatory actions and any required changes to our business operations resulting from such legislation and regulations could result in significant loss of revenue, limit our ability to pursue business opportunities in which we might otherwise consider engaging and provide certain products and services, affect the value of assets we hold, require us to increase our prices and therefore reduce demand for our products, impose additional compliance and other costs on us or otherwise adversely affect our businesses. Accordingly, there can be no assurance that future changes in regulations or in their interpretation or application will not affect us adversely.

Regulation of the Company as a BHC includes limitations on the permissible activities. In addition, the Federal Reserve could exercise its authority to restrict the Company and its subsidiaries from paying dividends if, in the Federal Reserve's view, any such payment would constitute an unsafe or unsound practice. Moreover, as described below, the Company and the Bank are required to perform stress tests and submit capital plans to the Federal Reserve and the OCC on an annual basis, and receive a notice of non-objection to the plans from the Federal Reserve and the OCC before taking capital actions, such as paying dividends, implementing common equity repurchase programs, or redeeming or repurchasing capital instruments. The Federal Reserve may also impose substantial fines and other penalties and enforcement actions for violations we may commit, and has the authority to disallow acquisitions we or our subsidiaries may contemplate, which may limit our future growth plans. Such constraints currently applicable to the Company and its subsidiaries and/or regulatory actions could have an adverse effect on our financial position and results of operations.

Other regulations which significantly affect the Company, or which could significantly affect the Company in the future, relate to capital requirements, liquidity and funding, taxation of the financial sector, and development of regulatory reforms in the United States, and are discussed in further detail below.

Significant Global Regulation

In December 2010, the Basel Committee reached an agreement on comprehensive changes to the capital adequacy framework, known as Basel III. A revised version of Basel III was published in June 2011. Basel III is intended to raise the resilience of the banking sector by increasing both the quality and quantity of the regulatory capital base and enhancing the risk coverage of the capital framework. The changes in Basel III are intended to be phased in gradually between January 2015 and January 2019.

There can be no assurance that the implementation of these new standards will not adversely affect the Company's or its subsidiaries' ability to pay dividends or require it to issue additional securities that qualify as regulatory capital, liquidate assets, curtail business or take any other actions, any of which may have adverse effects on the Company's business, financial condition, or results of operations. Furthermore, increased capital requirements may negatively affect the Company's return on equity and other financial performance indicators.

Effective management of our capital position is important to our ability to operate our business, continue to grow organically, and pursue our business strategy. However, in response to the global financial crisis, a number of changes to the regulatory capital framework have been adopted or continue to be considered. As these and other changes are implemented or future changes are considered or adopted that limit our ability to manage our balance sheet and capital resources effectively or access funding on commercially acceptable terms, we may experience a material adverse effect on our financial condition and regulatory capital position.

In addition to the changes to the capital adequacy framework described above, the Basel Committee also published its global quantitative liquidity framework, comprising the LCR and NSFR metrics, with objectives to (1) promote the short-term resilience of banks’ liquidity risk profiles by ensuring they have sufficient high-quality liquid assets to survive a significant stress scenario; and (2) promote resilience over a longer time horizon by creating incentives for banks to fund their activities with more stable sources of funding on an ongoing basis. The LCR was subsequently revised by the Basel Committee in January 2013 and includes a revised timetable for phase-in of the standard from 2015 to 2019, as well as some technical changes to some of the stress scenario assumptions. In January 2014, the Basel Committee published amendments to the leverage ratio and technical revisions to the NSFR, confirming that it remains its intention that the latter ratio, including any future revisions, will become a minimum standard by January 1, 2018. In addition, in January 2014, the Basel Committee proposed uniform disclosure standards related to the LCR and issued a new modification to the ratio, which should be adopted by banks beginning at January 1, 2015.

Significant United States Regulation

The DFA, which was adopted in 2010, will continue to result in significant structural reforms affecting the financial services industry. This legislation provided for, among other things, the establishment of the CFPB with broad authority to regulate the credit, savings, payment and other consumer financial products and services that we offer, the creation of a structure to regulate systemically important financial companies, more comprehensive regulation of the over-the-counter derivatives market, prohibitions on engaging in certain proprietary trading activities, restrictions on ownership of, investment in or sponsorship of hedge funds and private equity funds, restrictions on interchange fees earned through debit card transactions, and a requirement that bank regulators phase out the treatment of trust preferred capital instruments as Tier 1 capital for regulatory capital purposes.

With respect to OTC derivatives, the DFA provides for an extensive framework for the regulation of OTC derivatives, including mandatory clearing, exchange trading and transaction reporting of certain OTC derivatives. Entities that are swap dealers, security-based swap dealers, major swap participants or major security-based swap participants are required to register with the SEC or the CFTC, or both, and are or will be subject to new capital, margin, business conduct, record-keeping, clearing, execution, reporting and other requirements. We may register as a swap dealer with the CFTC. Although many significant regulations applicable to swap dealers are already in effect, some of the most important requirements, such as margin requirements for uncleared swaps, have not yet been implemented, and we continue to assess how compliance with these new rules will affect our business.

In July 2013, United States bank regulators issued the United States Basel III final rules implementing the Basel III capital framework for United States banks and BHCs. Certain aspects of the United States Basel III final rules, such as new minimum capital ratios and a revised methodology for calculating risk-weighted assets, became effective on January 1, 2015. Other aspects of the United States Basel III final rules, such as the capital conservation buffer and the new regulatory deductions from and adjustments to capital, will be phased in over several years beginning on January 1, 2015.

In addition, in October 2014, the Federal Reserve and other United States regulators issued a final rule introducing a quantitative liquidity coverage ratio requirement on certain large banks and BHCs. The liquidity coverage ratio is broadly consistent with the Basel Committee’s revised Basel III liquidity rules, but is more stringent in several important respects. The Federal Reserve has stated that it intends, through future rule-makings, to apply the Basel III liquidity coverage ratio and NSFR to the United States operations of some or all large FBOs.

On February 18, 2014, the Federal Reserve issued the Final Rule to enhance its supervision and regulation of certain FBOs. Among other things, this rule requires FBOs with over $50 billion of United States non-branch assets to establish or designate a United States IHC and to transfer its entire ownership interest in substantially all of its United States subsidiaries to that IHC by July 1, 2016. United States branches and agencies are not required to be transferred to the IHC. The IHC will be subject to an enhanced supervision framework, including enhanced risk-based and leverage capital requirements, liquidity requirements, risk/management requirements, and stress-testing requirements. A phased-in approach is being used for the standards and requirements. Certain enhanced prudential standards are effective on January 1, 2015, with other standards and requirements are phased in between July 1, 2016 and January 1, 2018. The final rule also required Santander, as an FBO with United States total consolidated assets of more than $50 billion as of June 30, 2014, to submit an IHC implementation plan to the Federal Reserve by January 1, 2015. We submitted our IHC Implementation Plan on December 31, 2014. Compliance with this plan may cause Santander to invest significant management attention and resources.

Within the DFA, the Volcker Rule prohibits “banking entities” from engaging in certain forms of proprietary trading or from sponsoring or investing in covered funds, in each case subject to certain exceptions. The Volcker Rule also limits the ability of banking entities and their affiliates to enter into certain transactions with such funds with which they or their affiliates have certain relationships. The Volcker Rule became effective on July 21, 2012 and, on December 10, 2013; United States regulators issued final rules implementing the Volcker Rule. The final rules contain exclusions and certain exemptions for market-making, hedging, underwriting, and trading in United States government and agency obligations as well as certain foreign government obligations, trading solely outside the United States, and also permit certain ownership interests in certain types of funds to be retained. On December 18, 2014, the Federal Reserve issued an order extending the period for all banking entities to conform to the Volcker Rule and implement a compliance program until July 21, 2016, and additional extensions are possible. Banking entities must bring their activities and investments into compliance with the requirements of the Volcker Rule by the end of the conformance period. We are assessing how the final rules implementing the Volcker Rule will affect our businesses, and are developing and implementing plans to bring affected businesses into compliance.

Furthermore, Title I of the DFA and the implementing regulations issued by the Federal Reserve and the FDIC require each BHC with assets of $50 billion or more, including Santander, to prepare and submit a plan annually for the orderly resolution of our subsidiaries and operations domiciled in the United States in the event of future material financial distress or failure. The plan must include information on resolution strategy, major counterparties, and interdependencies, among other things, and requires substantial effort, time, and cost to prepare. Santander submitted its United States resolution plan in December 2014. The United States resolution plan is subject to review by the Federal Reserve and the FDIC.
.
Each of these aspects of the DFA, as well as other changes in United States banking regulations, may directly and indirectly impact various aspects of our business. The full spectrum of risks that the Dodd-Frank Act, including the Volcker Rule, poses to us is not yet known. However, such risks could be material and could materially and adversely affect us.

We are exposed to risk of loss from legal and regulatory proceedings.

As noted above, we face risk of loss from legal and regulatory proceedings, including tax proceedings that could subject us to monetary judgments, regulatory enforcement actions, fines and penalties. The current regulatory environment reflects an increased supervisory focus on enforcement, combined with uncertainty about the evolution of the regulatory regime, and may lead to material operational and compliance costs.

We are subject to certain claims and parties to certain legal proceedings incidental to the normal course of our business from time to time, including in connection with lending activities, relationships with our employees and other commercial or tax matters. In view of the inherent difficulty of predicting the outcome of legal matters, particularly when the claimants seek very large or indeterminate damages, or when the cases present novel legal theories, involve a large number of parties or are in the early stages of discovery, we cannot state with confidence what the eventual outcome of these pending matters will be or what the eventual loss, fines or penalties related to each pending matter may be. We believe that we have established adequate reserves related to the costs anticipated to be incurred in connection with these various claims and legal proceedings. However, the amount of these provisions is substantially less than the total amount of the claims asserted against us and in light of the uncertainties involved in such claims and proceedings; there is no assurance that the ultimate resolution of these matters will not significantly exceed the reserves we have currently accrued. As a result, the outcome of a particular matter may materially and adversely affect our financial condition and results of operations for a particular period, depending upon, among other factors, the size of the loss or liability imposed and our level of income for that period.

In addition, from time to time, the Company is, or may become, the subject of governmental and self-regulatory agency information-gathering requests, reviews, investigations and proceedings and other forms of regulatory inquiry, including by the SEC and law enforcement authorities. The Company is also at risk when it has agreed to indemnify others for losses related to legal proceedings, including litigation and governmental investigations and inquiries, they face, such as in connection with the purchase or sale of a business or assets. The results of such proceedings could lead to significant monetary damages or penalties, adverse judgments, settlements, fines, injunctions, restrictions on the way in which the Company conducts its business, or reputational harm.

We may not be able to detect money laundering and other illegal or improper activities fully or on a timely basis, which could expose us to additional liability and could have a material adverse effect on us.

We are required to comply with anti-money laundering, anti-terrorism and other laws and regulations in the jurisdictions in which we operate. These laws and regulations require us, among other things, to adopt and enforce “know-your-customer” policies and procedures and to report suspicious and large transactions to applicable regulatory authorities. These laws and regulations have become increasingly complex and detailed, require improved systems and sophisticated monitoring and compliance personnel and have become the subject of enhanced government supervision.

While we have adopted policies and procedures aimed at detecting and preventing the use of our banking network for money laundering and related activities, those policies and procedures may not completely eliminate instances in which we may be used by other parties to engage in money laundering and other illegal or improper activities. To the extent we fail to fully comply with applicable laws and regulations, the relevant government agencies to which we report have the authority to impose fines and other penalties on us. In addition, our business and reputation could suffer if customers use our banking network for money laundering or illegal or improper purposes.

While we review our relevant counterparties’ internal policies and procedures with respect to such matters, we, to a large degree, rely on our relevant counterparties to maintain and properly apply their own appropriate anti-money laundering procedures. Such measures, procedures and compliance may not be completely effective in preventing third parties from using our (and our relevant counterparties’) services as a conduits for money laundering (including illegal cash operations) without our (and our relevant counterparties’) knowledge. If we are associated with, or even accused of being associated with, or become a party to, money laundering, our reputation could suffer and/or we could become subject to fines, sanctions and/or legal enforcement (including being added to any “blacklists” that would prohibit certain parties from engaging in transactions with us), any one of which could have a material adverse effect on our operating results, financial condition and prospects.

An incorrect interpretation of tax laws and regulations may adversely affect us.

The preparation of our tax returns requires the use of estimates and interpretations of complex tax laws and regulations, and is subject to review by taxing authorities. We are subject to the income tax laws of the United States and certain foreign countries. These tax laws are complex and subject to different interpretations by the taxpayer and relevant governmental taxing authorities, which are sometimes subject to prolonged evaluation periods until a final resolution, is reached. In establishing a provision for income tax expense and filing returns, we must make judgments and interpretations about the application of these inherently complex tax laws. If the judgments, estimates, and assumptions we use in preparing our tax returns are subsequently found to be incorrect, there could be a material effect on our results of operations.

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

Tax laws are complex and subject to different interpretations by the taxpayer and relevant governmental taxing authorities, which are sometimes subject to prolonged evaluation periods until a final resolution, is reached. In establishing a provision for income tax expense and filing returns, the Company must make judgments and interpretations about the application of these inherently complex tax laws. If the judgments, estimates and assumptions the Company uses in preparing its tax returns are subsequently found to be incorrect, there could be a material effect on our results of operations.

Liquidity and Financing Risks

Liquidity and funding risks are inherent in our business and could have a material adverse effect on us.

Liquidity risk is the risk that we either do not have available sufficient financial resources to meet our obligations as they fall due or can secure them only at excessive cost. This risk is inherent in any retail and commercial banking business and can be heightened by a number of enterprise-specific factors, including over-reliance on a particular source of funding, changes in credit ratings or market-wide phenomena such as market dislocation. While we implement liquidity management processes to seek to mitigate and control these risks, unforeseen systemic market factors in particular make it difficult to eliminate these risks completely. Adverse and continued constraints in the supply of liquidity, including inter-bank lending, may materially and adversely affect the cost of funding our business, and extreme liquidity constraints may affect our current operations as well as limit growth possibilities.

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

We rely, and will continue to rely, primarily on commercial deposits to fund lending activities. The ongoing availability of this type of funding is sensitive to a variety of factors outside our control, such as general economic conditions and the confidence of commercial depositors in the economy, in general, and the financial services industry in particular, as well as competition between banks for commercial deposits. Any of these factors could significantly increase the amount of commercial deposit withdrawals in a short period of time, thereby reducing our ability to access commercial deposit funding in the future on appropriate terms, or at all. If these circumstances were to arise, they could have a material adverse effect on our operating results, financial condition and prospects.

We anticipate that our customers will continue to make short-term deposits (particularly demand deposits and short-term time deposits) in the near future and we intend to maintain our emphasis on the use of banking deposits as a source of funds. The short-term nature of this funding source could cause liquidity problems for us in the future if deposits are not made in the volumes we expect or are not renewed. If a substantial number of our depositors withdraw their demand deposits or do not roll over their time deposits upon maturity, we may be materially and adversely affected.

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

Any downgrade in our debt credit ratings would likely increase our borrowing costs and require us to post additional collateral or take other actions under some of our derivative contracts, and could limit our access to capital markets and adversely affect our commercial business. For example, a ratings downgrade could adversely affect our ability to sell or market certain of our products, engage in certain longer-term and derivatives transactions and retain our customers, particularly customers who need a minimum rating threshold in order to invest. In addition, under the terms of certain of our derivative contracts, we may be required to maintain a minimum credit rating or terminate the contracts. Any of these results of a ratings downgrade, in turn, could reduce our liquidity and have an adverse effect on us, including our operating results and financial condition.

We conduct a significant number of our material derivative activities through Santander and Santander UK. We estimate that as of December 31, 2014, if all the rating agencies were to downgrade Santander’s or Santander UK’s long-term senior debt ratings we would be required to post additional collateral pursuant to derivative and other financial contracts. Refer to further discussion in Note 15 of the Notes to the Consolidated Financial Statements.

While certain potential impacts of these downgrades are contractual and quantifiable, the full consequences of a credit rating downgrade are inherently uncertain, as they depend upon numerous dynamic, complex and inter-related factors and assumptions, including market conditions at the time of any downgrade, whether any downgrade of a firm’s long-term credit rating precipitates downgrades to its short-term credit rating, and assumptions about the potential behaviors of various customers, investors and counterparties. Actual outflows could be higher or lower than this hypothetical example, depending upon certain factors including which credit rating agency downgrades our credit rating, any management or restructuring actions that could be taken to reduce cash outflows and the potential liquidity impact from loss of unsecured funding (such as from money market funds) or loss of secured funding capacity. Although, unsecured and secured funding stresses are included in our stress testing scenarios and a portion of our total liquid assets is held against these risks, it is still the case that a credit rating downgrade could have a material adverse effect on the Company, the Bank, or SCUSA.

In addition, if we were required to cancel our derivatives contracts with certain counterparties and were unable to replace such contracts, our market risk profile could be altered.

In light of the difficulties in the financial services industry and the financial markets, there can be no assurance that the rating agencies will maintain their current ratings or outlooks. Failure to maintain favorable ratings and outlooks could increase the cost of funding and adversely affect interest margins, which could have a material adverse effect on us.

Credit Risks

If we are unable to effectively control the level of non-performing or poor credit quality loans in the future, or if our loan loss reserves are insufficient to cover future loan losses, this could have a material adverse effect on us.

Risks arising from changes in credit quality and the recoverability of loans and amounts due from counterparties are inherent in a wide range of our businesses. Non-performing or low credit quality loans have in the past negatively impacted and can continue to negatively impact our results of operations. We cannot assure you that we will be able to effectively control the level of impaired loans in our loan portfolio. In particular, the amount of our reported non-performing loans may increase in the future as a result of growth in our total loan portfolio, including as a result of loan portfolios that we may acquire in the future, or factors beyond our control, such as adverse changes in the credit quality of our borrowers and counterparties or a general deterioration in economic conditions in the United States, the impact of political events, events affecting certain industries or events affecting financial markets.

Our current loan loss reserves may not be adequate to cover any increase in the amount of non-performing loans or any future deterioration in the overall credit quality of our total loan portfolio. Our loan loss reserves are based on our current assessment of and expectations concerning various factors affecting the quality of our loan portfolio. These factors include, among other things, our borrowers’ financial condition, repayment abilities and repayment intentions, the realizable value of any collateral, the prospects for support from any guarantor, government macroeconomic policies, interest rates and the legal and regulatory environment. As the recent global financial crisis has demonstrated, many of these factors are beyond our control. As a result, there is no precise method for predicting loan and credit losses, and we cannot assure you that our loan loss reserves will be sufficient to cover actual losses. If our assessment of and expectations concerning the above-mentioned factors differ from actual developments, if the quality of our total loan portfolio deteriorates for any reason, including an increase in lending to individuals and small and medium enterprises, a volume increase in the credit card portfolio and the introduction of new products, or if future actual losses exceed our estimates of incurred losses, we may be required to increase our loan loss reserves, which may adversely affect us. If we were unable to control or reduce the level of our non-performing or poor credit quality loans, this also could have a material adverse effect on us.

Mortgage loans are one of our principal assets, comprising 8.9% of our loan portfolio as of December 31, 2014. In addition, we have exposure to a number of large real estate developers. As a result, we are exposed to developments in housing markets. From 2002 to 2007, demand for housing and mortgage financing increased significantly driven by, among other things, economic growth, declining unemployment rates, demographic and social trends and historically low interest rates. During late 2007, the housing market began to adjust as a result of excess supply and higher interest rates. Since 2008, persistent housing oversupply, decreased housing demand, rising unemployment, subdued earnings growth, greater pressure on disposable income, a decline in the availability of mortgage financing and the continued effect of market volatility have caused home prices to decline, while mortgage delinquencies increased. These trends, especially higher unemployment rates coupled with declining real estate prices, could have a material adverse impact on our mortgage payment delinquency rates, which in turn could have a material adverse effect on our business, financial condition and results of operations.

Our loan and investment portfolios are subject to risk of prepayment, which could have a material adverse effect on us.

Our fixed rate loan and investment portfolios are subject to prepayment risk, which results from the ability of a borrower or issuer to pay a debt obligation prior to maturity. Generally, in a declining interest rate environment, prepayment activity increases, this reduces the weighted average lives of our earning assets and could have a material adverse effect on us. We would also be required to amortize net premiums into income over a shorter period of time, thereby reducing the corresponding asset yield and net interest income. Prepayment risk also has a significant adverse impact on credit card and collateralized mortgage loans, since prepayments could shorten the weighted average life of these assets, which may result in a mismatch in our funding obligations and reinvestment at lower yields. Prepayment risk is inherent in our commercial activity and an increase in prepayments could have a material adverse effect on us.

The value of the collateral securing our loans may not be sufficient, and we may be unable to realize the full value of the collateral securing our loan portfolio.

The value of the collateral securing our loan portfolio may fluctuate or decline due to factors beyond our control, including macroeconomic factors affecting the United States. The value of the collateral securing our loan portfolio may be adversely affected by force majeure events such as natural disasters, particularly in locations in which a significant portion of our loan portfolio is composed of real estate loans. Natural disasters such as earthquakes and floods may cause widespread damage, which could impair the asset quality of our loan portfolio and have an adverse impact on the economy of the affected region. We also may not have sufficiently recent information on the value of collateral, which may result in an inaccurate assessment for impairment losses of our loans secured by such collateral. If any of the above were to occur, we may need to make additional provisions to cover actual impairment losses of our loans, which may materially and adversely affect our results of operations and financial condition.

We are subject to counterparty risk in our banking business.

We are exposed to counterparty risk in addition to credit risks associated with lending activities. Counterparty risk may arise from, for example, investing in securities of third parties, entering into derivative contracts under which counterparties have obligations to make payments to us or executing securities, futures, currency or commodity trades from proprietary trading activities that fail to settle at the required time due to non-delivery by the counterparty or systems failure by clearing agents, clearinghouses or other financial intermediaries.

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

Market Risks

We are subject to fluctuations in interest rates and other market risks, which may materially and adversely affect us.

Market risk refers to the probability of variations in our net interest income or in the market value of our assets and liabilities due to volatility of interest rates, exchange rates or equity prices. Changes in interest rates affect the following areas, among others, of our business:

•	net interest income;

•	the volume of loans originated;

•	the market value of our securities holdings;

•	gains from sales of loans and securities; and

•	gains and losses from derivatives.

Variations in short-term interest rates could affect our net interest income, which comprises the majority of our revenue, reducing our growth rate and potentially resulting in losses. When interest rates rise, we may be required to pay higher interest on our floating-rate borrowings while interest earned on our fixed-rate assets does not rise as quickly, which could cause profits to grow at a reduced rate or decline in some parts of our portfolio. Interest rates are highly sensitive to many factors beyond our control, including increased regulation of the financial sector, monetary policies, domestic and international economic and political conditions and other factors.

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

If interest rates decrease, although this would be likely to reduce our funding costs, it also would be likely to compress our net interest margins, as well as, adversely impact the income we receive arising from our investments in securities and loans with similar maturities, which could have a negative effect on us. In addition, we may experience increased delinquencies in a low interest rate environment when such an environment is accompanied by high unemployment and recessionary conditions.

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

We are exposed to foreign exchange rate risk as a result of mismatches between assets and liabilities denominated in different currencies. Fluctuations in the exchange rate between currencies may negatively affect our earnings and value of our assets and securities.

We are also exposed to equity price risk in connection with our trading investments in equity securities. The performance of financial markets may cause changes in the value of our investment and trading portfolios. The volatility of world equity markets due to the continued economic uncertainty and sovereign debt crisis has had a particularly strong impact on the financial sector. Continued volatility may affect the value of our investments in entities in this sector and, depending on their fair value and future recovery expectations could become a permanent impairment which would be subject to write-offs against our results. To the extent any of these risks materialize, our net interest income or the market value of our assets and liabilities could be materially adversely affected.

Market conditions have resulted, and could result, in material changes to the estimated fair values of our financial assets. Negative fair value adjustments could have a material adverse effect on our operating results, financial condition and prospects.

In the past seven years, financial markets have been subject to significant stress resulting in steep falls in perceived or actual financial asset values, particularly due to volatility in financial markets and the resulting widening of credit spreads. We have material exposures to securities and other investments that are recorded at fair value and are therefore exposed to potential negative fair value adjustments. Asset valuations in future periods, reflecting then-prevailing market conditions, may result in negative changes in the fair values of our financial assets and these also may translate into increased impairments. In addition, the value we ultimately realize on disposal of the asset may be lower than its current fair value. Any of these factors could require us to record negative fair value adjustments, which may have a material adverse effect on our operating results, financial condition and prospects.

In addition, to the extent that fair values are determined using financial valuation models, such values may be inaccurate or subject to change, as the data used by such models may not be available or may become unavailable due to changes in market conditions, particularly for illiquid assets and in times of economic instability. In such circumstances, our valuation methodologies require us to make assumptions, judgments and estimates in order to establish fair value, and reliable assumptions are difficult to make, are inherently uncertain and valuation models are complex, making them inherently imperfect predictors of actual results. Any resulting impairments or write-downs could have a material adverse effect on our operating results, financial condition and prospects.

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

The execution and performance of derivative transactions depend on our ability to maintain adequate control and administration systems and to hire and retain qualified personnel. Moreover, our ability to adequately monitor, analyze and report derivative transactions continues to depend, to a great extent, on our information technology systems. These factors further increase the risks associated with these transactions and could have a material adverse effect on us.

Risk Management

Failure to successfully implement and continue to improve our risk management policies, procedures and methods, including our credit risk management system, could materially and adversely affect us, and we may be exposed to unidentified or unanticipated risks.

The management of risk is an integral part of our activities. We seek to monitor and manage our risk exposure through a variety of separate but complementary financial, credit, market, operational, compliance and legal reporting systems. Although we employ a broad and diversified set of risk monitoring and risk mitigation techniques, such techniques and strategies may not be fully effective in mitigating our risk exposure in all economic market environments or against all types of risk, including risks that we fail to identify or anticipate.

Some of our qualitative tools and metrics for managing risk are based upon our use of observed historical market behavior. We apply statistical and other tools to these observations to arrive at quantifications of our risk exposures. These qualitative tools and metrics may fail to predict future risk exposures. These risk exposures could, for example, arise from factors we did not anticipate or correctly evaluate in our statistical models. This would limit our ability to manage our risks. Our losses thus could be significantly greater than the historical measures indicate. In addition, our quantified modeling does not take all risks into account. Our more qualitative approach to managing those risks could prove insufficient, exposing us to material unanticipated losses. If existing or potential customers believe our risk management is inadequate, they could take their business elsewhere. This could have a material adverse effect on our operating results, financial condition, and prospects.

As a commercial bank, one of the main types of risks inherent in our business is credit risk. For example, an important feature of our credit risk management system is to employ an internal credit rating system to assess the particular risk profile of a customer. Since this process involves detailed analyses of the customer, taking into account both quantitative and qualitative factors, it is subject to human error. In exercising their judgment, our employees may not always assign an accurate credit rating to a customer or credit risk, which may result in our exposure to higher credit risks than indicated by our risk rating system.

We have been trying to refine our credit policies and guidelines to address potential risks associated with particular industries or types of customers. However, we may not be able to timely detect these risks before they occur, or due to limited tools available to us, our employees may not be able to implement them effectively, which may increase our credit risk. Failure to effectively implement, consistently follow or continuously refine our credit risk management system may result in an increase in the level of non-performing loans and a higher risk exposure for us, which could have a material adverse effect on us.

General Business and Industry Risks

The financial problems faced by our customers could adversely affect us.

Market turmoil and economic recession could materially and adversely affect the liquidity, businesses and/or financial conditions of our borrowers, which could in turn increase our NPL ratios, impair our loan and other financial assets and result in decreased demand for borrowings in general. In addition, our customers may further decrease their risk tolerance to non-deposit investments such as stocks, bonds and mutual funds significantly, which would adversely affect our fee and commission income. Any of the conditions described above could have a material adverse effect on our business, financial condition and results of operations.

Changes in our pension liabilities and obligations could have a material adverse effect on us.

We provide retirement benefits for many of our former and current employees through a number of employee benefit plans. We calculate the amount of our defined benefit obligations using actuarial techniques and assumptions, including mortality rates, the rate of increase of salaries, discount rates, inflation, the expected rate of return on plan assets, and other assumptions. In light of the nature of these obligations, changes in the assumptions that support valuations, including market conditions, can result in actuarial losses, which would in turn impact the financial condition of our pension funds. Since pension and other employee benefit plan obligations are generally long-term obligations, fluctuations in interest rates have a material impact on the projected costs of our defined benefit obligations and therefore on the amount of employee benefit plan expense we accrue.

Any increase in the current size of the deficit in our defined benefit pension plan, due to reduction in the value of the pension fund assets (depending on the performance of financial markets) or an increase in pension fund liabilities due to changes in mortality assumptions, the rate of increase of salaries, discount rate assumptions, inflation, the expected rate of return on plan assets, or other factors, could result in our having to make increased contributions to reduce or satisfy the deficits which would divert resources from use in other areas of our business and reduce our capital resources. While we can control a number of the above factors, there are some over which we have no or limited control. Increases in our pension liabilities and obligations could have a material adverse effect on our business, financial condition and results of operations.

We depend in part upon dividends and other funds from subsidiaries.

Some of our operations are conducted through our financial services subsidiaries. As a result, our ability to pay dividends, to the extent we decide to do so, depends in part on the ability of our subsidiaries to generate earnings and pay dividends to us. Payment of dividends, distributions and advances by our subsidiaries will be contingent on our subsidiaries’ earnings and business considerations, and are limited by legal, regulatory, and contractual restrictions. Additionally, our right to receive any assets of any of our subsidiaries as an equity holder of such subsidiaries, upon their liquidation or reorganization, will be effectively subordinated to the claims of our subsidiaries’ creditors, including trade creditors.

Increased competition and industry consolidation may adversely affect our results of operations.

We face substantial competition in all parts of our business, including in originating loans and attracting deposits. Our competition in originating loans comes principally from other domestic and foreign banks, mortgage banking companies, consumer finance companies, insurance companies and other lenders and purchasers of loans.

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

In addition, if our customer service levels were perceived by the market to be materially below those of our competitors, we could lose existing and potential business. If we are not successful in retaining and strengthening customer relationships, we may lose market share, incur losses on some or all of our activities or fail to attract new deposits or retain existing deposits, which could have a material adverse effect on our operating results, financial condition and prospects.

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

As we expand the range of our products and services, some of which may be at an early stage of development in the markets of certain regions in which we operate, we will be exposed to new and potentially increasingly complex risks and development expenses. Our employees and risk management systems as well as our experience and that of our partners may not be adequate to enable us to handle or manage such risks properly. In addition, the cost of developing products that are not launched is likely to affect our results of operations. Any or all of these factors, individually or collectively, could have a material adverse effect on us.

Further, our customers may issue complaints and seek redress if they consider that they have suffered loss from our products and services, for example, as a result of any alleged mis-selling or incorrect application of the terms or conditions of a particular product. This could in turn subject us to risks of potential legal action by our customers and intervention by our regulators. For further detail on our legal and regulatory risk exposures, please see the Risk Factor entitled “We are exposed to risk of loss from legal and regulatory proceedings.

If we are unable to manage the growth of our operations, this could have an adverse impact on our profitability.

We allocate management and planning resources to develop strategic plans for organic growth, and to identify possible acquisitions and disposals and areas for restructuring our businesses. From time to time, we evaluate acquisition and partnership opportunities that we believe offer additional value to our shareholder and are consistent with our business strategy. However, we may not be able to identify suitable acquisition or partnership candidates, and our ability to benefit from any such acquisitions or partnerships will depend in part on our successful integration of those businesses. Any such integration entails significant risks such as unforeseen difficulties in integrating operations and systems and unexpected liabilities or contingencies relating to the acquired businesses, including legal claims. We can give no assurances that our expectations with regard to integration and synergies will materialize. We also cannot provide assurance that we will, in all cases, be able to manage our growth effectively or deliver our strategic growth objectives. Challenges that may result from our strategic growth decisions include our ability to:

•	manage efficiently the operations and employees of expanding businesses;

•	maintain or grow our existing customer base;

•	assess the value, strengths and weaknesses of investment or acquisition candidates;

•	finance strategic investments or acquisitions;

•	fully integrate strategic investments, or newly-established entities or acquisitions in line with our strategy;

•	align our current information technology systems adequately with those of an enlarged group;

•	apply our risk management policy effectively to an enlarged group; and

•	manage a growing number of entities without over-committing management or losing key personnel.

Any failure to manage growth effectively, including relating to any or all of the above challenges associated with our growth plans, could have a material adverse effect on our operating results, financial condition and prospects.

Goodwill impairments may be required in relation to acquired businesses.

We have made business acquisitions where it is possible that the goodwill which has been attributed to those businesses may have to be written down if our valuation assumptions are required to be reassessed as a result of any deterioration in the business’ underlying profitability, asset quality or other relevant matters. Impairment testing with respect to goodwill is performed annually, more frequently if impairment indicators are present, and includes a comparison of the carrying amount of the reporting unit with its fair value. If the carrying value of the reporting unit is higher than the fair value, there is an indication that impairment exists and a second step to measure the amount of impairment, if any, must be performed. This second step involves calculating the implied fair value of goodwill determined in the same manner as the amount of goodwill recognized in a business combination upon acquisition. . While no impairment of goodwill was recognized in 2013 or 2014, there can be no assurance that we will not have to write down the value attributed to goodwill in the future, which does not affect our regulatory capital, but would adversely affect our results of operations and net assets.

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

The financial industry in the United States has and may continue to experience more stringent regulation of employee compensation, which could have an adverse effect on our ability to hire or retain the most qualified employees. In addition, due to our relationship with Santander, we also are subject to indirect regulation by the European Central Bank, which has recently imposed compensation restrictions that may apply to certain of our executive officers and other employees under the Capital Requirements Directive IV prudential rules. These restrictions may impact our ability to retain our experienced management team and key employees and our ability to attract appropriately qualified personnel, which could have a material adverse impact on our business, financial condition, and results of operations.

If we fail or are unable to attract and train, motivate and retain qualified professionals appropriately, our business may also be adversely affected.

We rely on third parties for important products and services.

Third-party vendors provide key components of our business infrastructure such as loan and deposit servicing systems, internet connections and network access. Third parties can be sources of operational risk to us, including with respect to security breaches affecting such parties. We may be required to take steps to protect the integrity of our operational systems, thereby increasing our operational costs and potentially decreasing customer satisfaction. In addition, any problems caused by these third parties, including as a result of their not providing us their services for any reason, their performing their services poorly, or employee misconduct could adversely affect our ability to deliver products and services to customers and otherwise to conduct business. Replacing these third-party vendors could also entail significant delays and expense.

Damage to our reputation could cause harm to our business prospects.

Maintaining a positive reputation is critical to our attracting and maintaining customers, investors and employees. Damage to our reputation can therefore cause significant harm to our business and prospects. Harm to our reputation can arise from numerous sources, including, among others, employee misconduct, litigation or regulatory outcomes, failure to deliver minimum standards of service and quality, compliance failures, unethical behavior, and the activities of customers and counterparties. Further, negative publicity regarding us, whether or not true, may result in harm to our prospects.

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

The Bank engages in transactions with its subsidiaries or affiliates that others may not consider to be on an arm’s-length basis.

The Bank and its subsidiaries have entered into a number of services agreements pursuant to which we render services, such as administrative, accounting, finance, treasury, legal services and others.

United States law applicable to public companies and financial groups and institutions provide for several procedures designed to ensure that the transactions entered into with or among our financial subsidiaries and/or affiliates do not deviate from prevailing market conditions for those types of transactions.

The Bank is likely to continue to engage in transactions with our affiliates. Future conflicts of interests between us and any of affiliates, or among our affiliates, may arise, which conflicts are not required to be and may not be resolved in our favor.

Technology Risks

Any failure to effectively improve or upgrade our information technology infrastructure and management information systems in a timely manner could have a material adverse effect on us.

Our ability to remain competitive depends in part on our ability to upgrade our information technology on a timely and cost-effective basis. We must continually make significant investments and improvements in our information technology infrastructure in order to remain competitive. We cannot assure you that in the future we will be able to maintain the level of capital expenditures necessary to support the improvement or upgrading of our information technology infrastructure. Any failure to improve or upgrade our information technology infrastructure and management information systems effectively and in a timely manner could have a material adverse effect on us.

Risks relating to data collection, processing and storage systems are inherent in our business.

Our businesses depend on the ability to process a large number of transactions efficiently and accurately, and on our ability to rely on our digital technologies, computer and e-mail services, spreadsheets, software and networks, as well as on the secure processing, storage and transmission of confidential and other information in our computer systems and networks. The proper functioning of financial controls, accounting and other data collection and processing systems is critical to our businesses and our ability to compete effectively. Losses can result from inadequate personnel, inadequate or failed internal control processes and systems, or external events that interrupt normal business operations. We also face the risk that the design of our controls and procedures proves to be inadequate or is circumvented. Although we work with our clients, vendors, service providers, counterparties and other third parties to develop secure transmission capabilities and prevent against cyber-attacks, we routinely exchange personal, confidential and proprietary information by electronic means, and we may be the target of attempted cyber-attacks. If we cannot maintain an effective data collection, management and processing system, we may be materially and adversely affected.

We take protective measures and continuously monitor and develop our systems to protect our technology infrastructure and data from misappropriation or corruption, but our systems, software and networks nevertheless may be vulnerable to unauthorized access, misuse, computer viruses or other malicious code and other events that could have a security impact. An interception, misuse or mishandling of personal, confidential or proprietary information sent to or received from a client, vendor, service provider, counterparty or third party could result in legal liability, regulatory action and reputational harm. There can be no assurance that we will not suffer material losses from operational risk in the future, including relating to cyber-attacks or other such security breaches. Further, as cyber-attacks continue to evolve, we may incur significant costs in its attempt to modify or enhance our protective measures or investigate or remediate any vulnerability.

Failure to protect personal information could adversely affect us.

We manage and hold confidential personal information of customers in the conduct of our banking operations. Although we have procedures and controls to safeguard personal information in our possession, unauthorized disclosures could subject us to legal actions and administrative sanctions as well as damages that could materially and adversely affect our results of operations and financial condition and prospects.

Financial Reporting and Control Risks

Changes in accounting standards could impact reported earnings.

The accounting standard setters and other regulatory bodies periodically change the financial accounting and reporting standards that govern the preparation of our consolidated financial statements. These changes can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in the restatement of prior period financial statements.

Our financial statements are based in part on assumptions and estimates which, if inaccurate, could cause material misstatement of the results of our operations and financial position.

The preparation of consolidated financial statements in conformity with GAAP requires management to make judgments, estimates and assumptions that affect our consolidated financial statements and accompanying notes. Due to the inherent uncertainty in making estimates, actual results reported in future periods may be based upon amounts which differ from those estimates. Estimates, judgments and assumptions are continually evaluated and are based on historical experience and other factors, including expectations of future events that are believed to be reasonable under the circumstances. Revisions to accounting estimates are recognized in the period in which the estimate is revised and in any future periods affected. The accounting policies deemed critical to our results and financial position, based upon materiality and significant judgments and estimates, include impairment of loans and advances, goodwill impairment, valuation of financial instruments, impairment of available-for-sale financial assets, deferred tax assets and provisions for liabilities.

The ACL is a significant critical estimate. Due to the inherent nature of this estimate, we cannot provide assurance that the Company will not significantly increase the ACL or sustain credit losses that are significantly higher than the provided allowance.

The valuation of financial instruments measured at fair value can be subjective, in particular when models are used which include unobservable inputs. Given the uncertainty and subjectivity associated with valuing such instruments it is possible that the results of our operations and financial position could be materially misstated if the estimates and assumptions used prove inaccurate.

If the judgments, estimates and assumptions we use in preparing our consolidated financial statements are subsequently found to be incorrect, there could be a material effect on our results of operations and a corresponding effect on our funding requirements and capital ratios.

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

These disclosure controls and procedures have inherent limitations, which include the possibilities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people or by any unauthorized override of the controls. Consequently, our businesses are exposed to risk from potential non-compliance with policies, employee misconduct or negligence and fraud, which could result in regulatory sanctions and serious reputational or financial harm. In recent years, a number of multinational financial institutions have suffered material losses due to the actions of ‘rogue traders’ or other employees. It is not always possible to deter employee misconduct and the precautions we take to prevent and detect this activity may not always be effective. Accordingly, because of the inherent limitations in the control system, misstatements due to error or fraud may occur and not be detected.

Risks Associated with our Majority-Owned Consolidated Subsidiary

The financial results of SCUSA could have a negative impact on the Company's operating results and financial condition.

SCUSA historically has provided a significant source of funding to the Company through earnings. Our investment in SCUSA involves risk, including the possibility that poor operating results of SCUSA could negatively affect the operating results of SHUSA.

Factors that affect the financial results of SCUSA in addition to those which have been previously addressed include, but are not limited to:

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

•
SCUSA’s growth strategy is subject to significant risks, some of which are outside of its control, including general economic conditions, the ability to obtain adequate financing for growth, laws and regulatory environments in the states in which the business seeks to operate, competition in new markets, the ability to attract new customers, the ability to recruit qualified personnel, and the ability to obtain and maintain all required approvals, permits, and licenses on a timely basis.

•
The Chrysler Agreement may not result in the anticipated levels of growth, and the agreement is subject to certain performance conditions that could result in its termination if SCUSA is unable to meet them.

•
SCUSA’s business may be negatively impacted if it is unsuccessful in developing and maintaining relationships with automobile dealerships that correlate to SCUSA’s ability to acquire loans and automotive leases. In addition, economic downturns may result in the closure of dealerships and corresponding decreases in sales and loan volumes.

•
SCUSA has repurchase obligations in its capacity as a servicer in securitizations and whole-loan sales. If significant repurchases of assets or other payments are required under its responsibility as a servicer, this could have a material adverse effect on SCUSA’s financial condition, liquidity, and results of operations.

•
The obligations associated with being a public company will require significant resources and management attention which will increase the costs of SCUSA's operations and may divert focus from business operations. As a result of its IPO, SCUSA is now required to remain in compliance with the reporting requirements of the SEC and the NYSE, maintain corporate infrastructure required of a public company, and incur significant legal and financial compliance costs, which may divert SCUSA management’s attention and resources from implementing its growth strategy.

•
The market price of SCUSA Common Stock may be volatile, which could cause the value of an investment in SCUSA Common Stock to decline. Conditions affecting the market price of SCUSA Common Stock may be beyond SCUSA’s control and include general market conditions, economic factors, actual or anticipated fluctuations in quarterly operating results, changes in or failure to meet publicly disclosed expectations related to future financial performance, analysts’ estimates of SCUSA’s financial performance or lack of research or reports by industry analysts, changes in market valuations of similar companies, future sales of SCUSA Common Stock, or additions or departures of its key personnel.

ITEM 1B - UNRESOLVED STAFF COMMENTS

None.

ITEM 2 - PROPERTIES

As of December 31, 2014, the Company utilized 793 buildings that occupy a total of 6.4 million square feet, including 215 owned properties with 1.6 million square feet, 453 leased properties with 3.0 million square feet and 125 sale and leaseback properties with 1.7 million square feet. The executive and primary administrative offices for SHUSA and the Bank are located at 75 State Street, Boston, Massachusetts. This location is leased by the Company. SCUSA's corporate headquarters are located 1601 Elm Street, Dallas, Texas.

Seven major buildings serve as the headquarters or house significant operational and administrative functions, and are identified below:

•	Columbia Park Operations Center - Dorchester, Massachusetts - Leased

•	East Providence Call Center and Operations and Loan Processing Center - East Providence, Rhode Island - Leased

•	75 State Street Administrative Offices - Boston, Massachusetts - Leased

•	405 Penn Street Santander Bank Plaza Call Center and Operations and Loan Processing Center - Reading, Pennsylvania - Leased

•	601 Penn Street Loan Processing Center - Reading, Pennsylvania - Owned

•	1130 Berkshire Boulevard Administrative Offices - Wyomissing, Pennsylvania - Owned

•	1601 Elm Street SCUSA Administrative Offices - Dallas, Texas - Leased

The majority of the seven properties of the Company identified above are utilized for general corporate purposes. The remaining 786 properties consist primarily of bank branches and lending offices. Of the total number of buildings and square feet, 711 buildings and 3.1 million square feet are retail branches of the Bank.

For additional information regarding the Company's properties refer to Note 7 - "Premises and Equipment" and Note 20 - "Commitments, Contingencies and Guarantees" in the Notes to Consolidated Financial Statements in Item 8 of this Report.

ITEM 3 - LEGAL PROCEEDINGS

Information required by this item is set forth in Note 16 and Note 20 of the Notes to Consolidated Financial Statements and incorporated into this Item by reference.

ITEM 4 - MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5 - MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company has one class of common stock. The Company’s common stock was traded on the NYSE under the symbol “SOV” through January 29, 2009. On January 30, 2009, all shares of the Company's common stock were acquired by Santander and de-listed from the NYSE. Following this de-listing, there has not been, nor is there currently, an established public trading market in shares of the Company’s common stock. As of the date of this filing, Santander was the sole holder of the Company’s common stock.

The Company did not pay any cash dividends on its common stock in 2014 or 2013. Refer to Item 1- Business for discussion of regulatory restrictions on the payment of dividends.

Refer to the "Liquidity and Capital Resources" section in Item 7, MD&A, for the two most recent fiscal years' activity on the Company's common stock.

ITEM 6 - SELECTED FINANCIAL DATA

	SELECTED FINANCIAL DATA FOR THE YEAR ENDED DECEMBER 31,
(Dollars in thousands)	2014 (1)	2013	2012	2011(2)	2010
Balance Sheet Data
Total assets (3)	$118,457,415	$77,144,021	$85,790,202	$80,565,199	$89,651,815
Loans held for investment, net of allowance	73,923,745	49,087,340	51,375,442	50,223,888	62,820,434
Loans held-for-sale at fair value	260,252	128,949	843,442	352,471	150,063
Investment securities	16,725,069	12,466,635	19,737,743	16,133,946	15,691,984
Total deposits and other customer accounts	52,474,007	49,521,406	50,790,038	47,797,515	42,673,293
Borrowings and other debt obligations (4)	39,709,653	12,376,624	19,264,206	18,278,433	33,630,117
Total liabilities	95,953,320	63,599,038	72,548,200	67,969,036	78,391,145
Total stockholder's equity (5)	22,504,095	13,544,983	13,242,002	12,596,163	11,260,670
Summary Statement of Operations
Total interest income	$7,039,496	$2,295,891	$2,547,881	$5,253,013	$4,784,489
Total interest expense	1,054,723	782,120	873,758	1,388,199	1,385,850
Net interest income	5,984,773	1,513,771	1,674,123	3,864,814	3,398,639
Provision for credit losses (6)	2,844,539	46,850	392,800	1,319,951	1,627,026
Net interest income after provision for credit losses	3,140,234	1,466,921	1,281,323	2,544,863	1,771,613
Total non-interest income (7)	4,879,673	1,088,083	1,139,596	1,981,823	1,002,856
Total general and administrative expenses(8)	3,550,193	1,662,063	1,481,248	1,842,224	1,573,100
Total other expenses (9)	348,276	104,538	484,884	517,937	182,384
Income/(loss) before income taxes	4,121,438	788,403	454,787	2,166,525	1,018,985
Income tax provision/(benefit) (10)	1,413,224	160,300	(106,448)	908,279	(40,390)
Net income	$2,708,214	$628,103	$561,235	$1,258,246	$1,059,375
Selected Financial Ratios
Return on average assets (11)	2.50%	0.79%	0.68%	1.37%	1.25%
Return on average equity (11)	12.80%	4.64%	4.29%	10.53%	10.12%
Average equity to average assets (11)	19.51%	16.96%	15.75%	12.97%	12.34%
Efficiency ratio (11)	35.88%	67.90%	69.88%	40.37%	39.88%

Certain prior period amounts have been reclassified to conform with the current period presentation, which we believe is more meaningful to readers of our consolidated financial statements.

(1)
Financial results for the year-ended 2014 include the impact of the Change in Control. Prior to the Change in Control, the Company accounted for its investment in SCUSA through an equity method investment. Following the Change in Control, the Company consolidated the financial results of SCUSA in the Company’s Financial Statements. The Company’s consolidation of SCUSA is treated as an acquisition of SCUSA by the Company in accordance with ASC 805 - Business Combinations (ASC 805). Refer to Note 1 of the Notes to Consolidated Financial Statements for additional information.

(2)
SCUSA’s results of operations were consolidated with the Company's results from January 2010 until December 31, 2011. Effective December 31, 2011, SCUSA's investors entered into an agreement providing its investors with several substantive participating shareholder rights which precluded the Company from controlling SCUSA. As a result, SCUSA was deconsolidated and accounted for as an equity-method investment. At December 31, 2011, the SCUSA deconsolidation resulted in decreases to total assets, net loans, investments, and borrowings of $17.6 billion, $16.7 billion, $188.3 million, and $16.8 billion, respectively.

(3)
The five-year trend in total assets reflects the sale of investment securities used to pay down borrowed funds and an increase in the overall loan portfolio, including increases related to the Change in Control.

(4)
The overall decrease to the borrowings and other debt obligations from 2010 to 2011 is primarily due to the de-consolidation discussed in Note 2 above. The decrease from 2012 to 2013 reflects the Company's use of portions of the proceeds from the sale of investment securities to pay off borrowed funds. The Change in Control was the primary cause of the increase in borrowings and other debt obligations in 2014.

(5)	Refer to the Statements of Changes in Stockholder's Equity for details of the increase from 2013 to 2014.

(6)
Beginning in 2010 and continuing through 2013, the Company began to experience favorable credit quality trends and declining provisions due, in large part, to the modest economic recovery in the U.S. and the Company’s footprint. In 2014, the Change in Control resulted in an increase of $2.8 billion in the provision for credit losses.

(7)	The increase in Non-interest income in 2014 includes a $2.43 billion gain on acquisition, which is related to the Change in Control. Refer to the MD&A Results of Operations for further discussion.

(8)
Increases in general and administrative expenses from 2013 to 2014 are attributable to the Change in Control, increases in head count resulting in additional compensation and benefit expenses, increases in professional services related to consulting costs due to the Change in Control, preparation for and implementation of new capital requirements, and other regulatory and governance related-projects. Refer to the MD&A Results of Operations for further discussion.

(9)
Other expenses increased in 2014 due to $97.5 million of impairment charges related to long-lived assets. This also includes debt extinguishment charges of $127.1 million, $6.9 million and $38.7 million in 2014, 2013, and 2012, respectively. The increase in debt extinguishment charges from 2011 to 2012 was related to the Trust PIERS litigation.

(10)
Refer to Note 16 of the Notes to Consolidated Financial Statements for additional information. The higher income tax provision in 2014 was primarily attributable to the deferred tax expense recorded on the book gain resulting from the Change in Control. The tax benefit in 2012 is mainly due to new investments in 2012 that qualify for federal tax credits. The income tax provision in 2011 includes the tax effect of the gain related to the SCUSA transaction of $381.6 million, the tax effect related to the accrual for the Trust PIERS litigation, and an increase to the deferred tax valuation allowance. Due to the profitability of SHUSA in 2010 and expected future growth in profits of SHUSA at the end of 2010, SHUSA began to consider the projected taxable income of the total company, in addition to SCUSA, in its realization analysis. As a result, the Company was able to reduce its deferred tax valuation allowance by $309.0 million for the year ended December 31, 2010.

(11)	For further information on these ratios, see the Non-GAAP Financial Measures section of this MD&A.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

EXECUTIVE SUMMARY

SHUSA is the parent company of the Bank, a national banking association, and Santander Consumer USA Holdings Inc. (together with its subsidiaries, "SCUSA"), a consumer finance company focused on vehicle finance and personal lending products. SHUSA is a BHC and wholly-owned subsidiary of Santander. SHUSA’s principal executive offices are at 75 State Street, Boston, Massachusetts.

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

SCUSA is headquartered in Dallas, Texas, and its primary business is the indirect origination of retail installment contracts, principally, through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers. SCUSA also offers a full spectrum of auto financing products and services to Chrysler customers and dealers under the Chrysler Capital brand. These products and services include consumer retail installment contracts and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit. SCUSA also originates vehicle loans through a web-based direct lending program, purchases vehicle retail installment contracts from other lenders, and services automobile and recreational and marine vehicle portfolios for other lenders. Additionally, SCUSA has several relationships through which it provides unsecured consumer loans, private-label credit cards and other consumer finance products.

On January 22, 2014, SCUSA's registration statement for an IPO of shares of SCUSA Common Stock was declared effective by the SEC. Prior to the IPO, the Company owned approximately 65% of the shares of SCUSA Common Stock.

On January 28, 2014, the IPO was closed, and certain stockholders of SCUSA, including the Company and Sponsor Holdings, sold 85,242,042 shares of SCUSA Common Stock. Immediately following the IPO, the Company owned approximately 61% of the shares of SCUSA Common Stock. In connection with these sales, certain board representation, governance and other rights granted to DDFS and Sponsor Holdings were terminated as a result of the reduction in DDFS and Sponsor Holdings’ collective ownership of shares of SCUSA Common Stock below certain ownership thresholds, causing the Change in Control.

Prior to the Change in Control, the Company accounted for its investment in SCUSA under the equity method. Following the Change in Control, the Company consolidated the financial results of SCUSA in the Company’s Condensed Consolidated Financial Statements. The Company’s consolidation of SCUSA is treated as an acquisition of SCUSA by the Company in accordance with ASC 805 - Business Combinations (ASC 805). SCUSA Common Stock is now listed for trading on the New York Stock Exchange under the trading symbol "SC".

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ECONOMIC AND BUSINESS ENVIRONMENT

Overview

Economic indicators during 2014 remained consistent through the fourth quarter of 2014. Those indicators included declining unemployment, increases in consumer spending, and overall positive results in corporate earnings and market growth.

The unemployment rate at December 31, 2014 improved to 5.6%, down from 5.9% at September 30, 2014 and 6.7% one year ago. According to the U.S. Bureau of Labor Statistics’ release, this job growth is primarily attributed to the professional and business services, construction, food services and health care.

The Bureau of Economic Analysis advance estimate indicates that real GDP grew at an annualized rate of 2.6% during the fourth quarter. This is down from 5.0% in the third quarter. The decrease during the quarter is primarily attributable to a decrease in federal government spending, but was offset by increased household spending, state and local government spending, and residential fixed investment.

Despite volatility over the year, especially in the fourth quarter, markets ended 2014 on a strong note. The total year-to-date returns for the following indices, based on closing prices, at December 31, 2014 and September 30, 2014 demonstrate that overall corporate growth remained strong into the fourth quarter of 2014.

	December 31, 2014	September 30, 2014
Dow Jones Industrial Average	7.5%	4.6%
S&P 500	11.4%	8.3%
NASDAQ Composite	13.4%	7.6%

As announced at its most recent meeting on January 28, 2015, the FOMC continued to target 0-0.25% for the federal funds rate and an inflation rate of 2.0%. While the federal funds rate remained on target for the better part of 2014, the inflation rate remained just under the target. During 2014, the FOMC also announced its plan to discontinue its agency MBS and long-term Treasury securities purchase programs, citing "substantial improvement in the outlook for the labor market" and strength in the overall economy to support progress towards maximum employment and price stability.

The 10-year Treasury bond rate at the end of the fourth quarter was 2.17%, down from 2.51% at September 30, 2014. Over the past year, the 10-year Treasury bond rate decreased 86 basis points. Within the industry, this metric is often considered to correspond to the 15- and 30-year mortgage rates. While 30-year mortgage rates have trended downward over the year, they have failed to influence mortgage origination and refinancing activity. According to statistics published by the Mortgage Bankers Association, mortgage originations decreased from September 30, 2014 and December 31, 2013 to December 31, 2014 by 7.4% and 14.7%, respectively. Refinancing activity has also decreased over the same periods.

Despite the trends in consumer mortgage originations, the most recent indicators show that commercial real estate and multifamily originations have increased compared with both the prior quarter and prior year. In addition, the ratio of NPL to total loans has declined for the past four consecutive years for U.S. banks, including a decrease of 46.9% from December 31, 2013 and a decrease of 37.2% from September 30, 2014, which supports trends of improved credit quality and downward trends in general allowance reserves.

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

European Exposure

Concerns about the European Union’s sovereign debt and the future of the euro have caused uncertainty for financial markets globally. Other than borrowing agreements and related party transactions with Santander, as further described in the Financial Condition section of this MD&A and the Notes to the Consolidated Financial Statements, the Company's exposure to European countries includes the following:

	December 31, 2014
Country	Covered Bonds	Financial Institution Bonds	Non-Financial Institutions Bonds	Government Institution Bonds	Total
	(in thousands)
France	$—	$143,475	$4,953	$—	$148,428
Germany	—	—	139,233	—	139,233
Great Britain	—	119,048	295,436	—	414,484
Italy	—	48,765	57,803	—	106,568
Netherlands	—	49,886	—	—	49,886
Norway	—	—	7,994	—	7,994
Portugal	—	—	41,081	—	41,081
Spain	93,938	4,043	61,355	74,055	233,391
Sweden	—	77,847	—	—	77,847
Switzerland	—	14,970	—	—	14,970
	$93,938	$458,034	$607,855	$74,055	$1,233,882

The fair value of the Company's European exposure at December 31, 2014 was $1.3 billion.

	December 31, 2013
Country	Covered Bonds	Financial Institution Bonds	Non-Financial Institutions Bonds	Government Institution Bonds	Total
	(in thousands)
France	$—	$186,660	$30,037	$—	$216,697
Germany	—	—	140,576	—	140,576
Great Britain	—	77,693	287,889	—	365,582
Italy	—	48,828	42,674	—	91,502
Netherlands	—	74,010	5,004	—	79,014
Norway	—	—	7,993	—	7,993
Portugal	—	—	41,396	—	41,396
Spain	94,544	4,098	121,808	67,914	288,364
Sweden	—	25,888	—	—	25,888
Switzerland	—	14,454	—	—	14,454
	$94,544	$431,631	$677,377	$67,914	$1,271,466

The fair value of the Company's European exposure at December 31, 2013 was $1.3 billion.

These investments are included within corporate debt securities discussed in Note 4 to the Consolidated Financial Statements. The Company's total exposure to European entities decreased $37.6 million, or 3.0%, from December 31, 2013 to December 31, 2014.

As of December 31, 2014, the Company had approximately $221.2 million of loans that were denominated in a currency other than the USD.

Overall, gross exposure to the foregoing countries was approximately 1.0% of the Company's total assets as of December 31, 2014, and no more than 1% was to any given country or third party. The Company currently does not have credit protection on any of these exposures, nor does it provide lending services in Europe. The Company transacts with various European banks as counterparties to interest rate swaps and foreign currency transactions for its hedging and customer-related activities; however, these derivatives transactions are generally subject to master netting and collateral support agreements, which significantly limit the Company’s exposure to loss.

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

Credit Rating Actions

The following table presents Moody's and S&P credit ratings for the Bank, SHUSA, Santander and the Kingdom of Spain as of December 31, 2014:

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

At this time, SCUSA is not rated by the major credit rating agencies.

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

DFA

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

More specifically, the Act imposes heightened prudential requirements on BHCs with at least $50.0 billion in total consolidated assets (often referred to as “systemically important financial institutions”), which includes the Company, and requires the Federal Reserve to establish prudential standards for such BHCs that are more stringent than those applicable to other BHCs, including standards for risk-based requirements and leverage limits; heightened capital standards, including eliminating trust preferred securities as Tier 1 regulatory capital; enhanced risk-management requirements; and credit exposure reporting and concentration limits. These changes are expected to impact the profitability and growth of the Company.

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

The DFA established the CFPB, which has broad powers to set the requirements for the terms and conditions of financial products. This has resulted in and is expected to continue to result in increased compliance costs and reduced revenue.

In March 2013, the CFPB issued a bulletin recommending that indirect vehicle lenders, which includes SCUSA, take steps to monitor and impose controls over dealer markup policies under which dealers charge consumers higher interest rates, with the markup shared between the dealer and the lender. Dealers are allowed to mark up interest rates by a maximum of 2.00%, but in October 2014 SCUSA reduced their maximum compensation (participation) from 2.00% (industry practice) to 1.75%. We believe this restriction removes the dealers' incentive to mark up rates beyond 1.75%. We plan to continue to evaluate this policy for effectiveness and may make further changes to strengthen oversight of dealers and markup.

The CFPB is also conducting supervisory audits of large vehicle lenders and has indicated it intends to study and take action with respect to possible ECOA “disparate impact” credit discrimination in indirect vehicle finance. If the CFPB enters into a consent decree with one or more lenders on disparate impact claims, it could negatively impact the business of the affected lenders, and potentially the business of dealers and other lenders in the vehicle finance market. This impact on dealers and lenders could increase SCUSA's regulatory compliance requirements and associated costs. On July 23, 2014, an automotive finance industry publication reported on complaints related to automotive finance institutions filed with the CFPB over the first half of 2014 compared to the prior year. SCUSA believes that the rise in CFPB complaints for SCUSA over the last year is attributable to portfolio growth, inclusion of its entire serviced portfolio (on and off book) and consumer credit quality. Based on an internal analysis, SCUSA believes that it was at fault in less than 6% of its CFPB complaints. SCUSA logs and investigates all complaints, and tracks each complaint until it is resolved or otherwise settled.

The Company routinely executes interest rate swaps for the management of its asset-liability mix, and also executes such swaps with its borrower clients. Under the DFA, the Bank is required to post collateral with certain of its counterparties and clearing exchanges. While clearing these financial instruments offers some benefits and additional transparency in valuation, the systems requirements for clearing execution add operational complexities to the business and accordingly increase operational risk exposure.

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

Basel III

New and evolving capital standards, both as a result of the DFA and the implementation in the U.S. of Basel III, could have a significant effect on banks and BHCs, including SHUSA and the Bank. In July 2013, the Federal Reserve, the FDIC and the OCC released final U.S. Basel III regulatory capital rules implementing the global regulatory capital reforms of Basel III. The final rules establish a comprehensive capital framework that includes both the advanced approaches for the largest internationally active U.S. banks, formerly known as Basel II, and a standardized approach that will apply to all banking organizations with over $500 million in assets. Subject to various transition periods, the rule is effective for the largest banks on January 1, 2014, and for all other banks on January 1, 2015.

The new rules narrow the definition of regulatory capital and establish higher minimum risk-based capital ratios that, when fully phased in, will require banking organizations, including SHUSA and the Bank, to maintain a minimum CET1 ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0% and a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to balance sheet exposures (as the average for each quarter of the month-end ratios for the quarter). The effective date of these requirements for SHUSA and the Bank is January 1, 2015.

A capital conservation buffer of 2.5% above each of these levels (to be phased in over three years starting in 2016, beginning at 0.625% and increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019) will be required for banking institutions and BHC to avoid restrictions on their ability to make capital distributions, including paying dividends.

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

As of December 31, 2014, the Bank's and SHUSA's CET1 ratio under Basel III, on a fully phased-in basis under the standardized approach, were 13.41% and 11.05% respectively, based on management's interpretation of the final rules adopted by the Federal Reserve in July 2013. As mentioned above, the minimum required CET1 ratio is comprised of the 4.5% minimum and the 2.5% conservation buffer. On that basis, we believe that, as of December 31, 2014, the Company would remain well-capitalized under the currently enacted capital adequacy requirements of Basel III, including when implemented on a fully phased-in basis.

See the Bank Regulatory Capital section of this MD&A for the Company's ratios under Basel I standards. The implementation of certain regulations and standards relating to regulatory capital could disproportionately affect our regulatory capital position relative to that of our competitors, including those that may not be subject to the same regulatory requirements as the Company.

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

On October 24, 2013, the Federal Reserve, FDIC, and OCC issued a proposal to implement the Basel III LCR for certain internationally active banks and nonbank financial companies and a modified version of the LCR for certain depository institution holding companies that are not internationally active. On September 3, 2014, these agencies approved the final LCR rule. The agencies stressed that LCR is a key component in their effort to strengthen the liquidity soundness of the U.S. financial sector and is used to complement the broader liquidity regulatory framework and supervisory process such as EPS and Comprehensive Liquidity Analysis and Review. The agencies have mandated a phased implementation approach in which the most globally important covered companies (more than $700 billion in assets) and large regionals ($250 billion to $700 billion in assets) are required to report their LCR calculation beginning January 1, 2015. Smaller covered companies (more than $50 billion in assets) such as SHUSA are required to report their LCR calculation monthly beginning January 1, 2016.

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

The U.S. notice of proposed rule-making on NSFR is expected to be published in 2015.

Stress Tests and Capital Adequacy

Pursuant to the DFA, part of the Federal Reserve's annual CCAR, certain banks and BHCs, including the Company and the Bank, are required to perform stress tests and submit capital plans to the Federal Reserve and the OCC on an annual basis, and to receive a notice of non-objection to the capital plans from the Federal Reserve and the OCC before taking capital actions, such as paying dividends, implementing common equity repurchase programs, or redeeming or repurchasing capital instruments. As a consolidated subsidiary of SHUSA, SCUSA is included in our stress tests and capital plans. On March 26, 2014, the Federal Reserve announced that, based on qualitative concerns, it objected to the 2014 period capital plans. The Federal Reserve did not object to SHUSA’s payment of dividends on its outstanding class of preferred stock.

On May 1, 2014, the Board of Directors of SCUSA declared the May SCUSA Dividend. The Federal Reserve informed SHUSA on May 22, 2014 that it does not object to SCUSA's payment of the May SCUSA Dividend, provided that Santander contribute at least $20.9 million of capital to SHUSA prior to such payment, so that SHUSA's consolidated capital position would be unaffected by the May SCUSA dividend. The Federal Reserve also informed SHUSA that, until the Federal Reserve issues a non-objection to SHUSA's capital plan, any future SCUSA dividend will require prior receipt of a written non-objection from the Federal Reserve. On May 28, 2014, SHUSA issued 84,000 shares of its common stock, no par value per share, to Santander in exchange for cash in the amount of $21 million. SHUSA submitted a revised capital plan to the Federal Reserve in January 2015.

On September 15, 2014, the Company entered into a Written Agreement with the FRB of Boston. Under the terms of the Written Agreement, the Company must serve as a source of strength to the Bank; strengthen Board oversight of planned capital distributions by the Company and its subsidiaries; and not declare or pay, and not permit any non-bank subsidiary that is not wholly-owned by the Company to declare or pay, any dividends and not make, or permit any such subsidiary to make, any capital distribution, in each case without the prior written approval of the FRB of Boston.

On March 11, 2015, the Federal Reserve announced that SHUSA received an objection from the FRB to the 2015 Capital Plan SHUSA submitted on January 5, 2015. The FRB objected to SHUSA’s Capital Plan on qualitative grounds due to significant deficiencies in SHUSA’s capital planning process as well as supervisory concerns. Subject to the restrictions outlined above with respect to the Written Agreement, the FRB did not object to SHUSA’s payment of dividends on its outstanding class of preferred stock. The FRB did object to the requested payment of dividends on SCUSA Common Stock.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SHUSA’s Tier 1 common ratio was 11.0% at September 30, 2014. Under the FRB’s supervisory severely adverse scenario, SHUSA’s Tier 1 common ratio would decline to a minimum of 9.4% during the forecast horizon, according to the FRB’s estimate. SHUSA’s regulatory capital ratios would therefore remain well above the required minimums of the CCAR exercise.

EPS for Liquidity

On February 18, 2014, the Board of Governors of the Federal Reserve approved Final Rule implementing certain of the EPS mandated by Section 165 of the DFA. The Final Rule applies the enhanced prudential standards to (i) U.S. BHCs with $50 billion (and in some cases $10 billion) or more in total consolidated assets and (ii) FBOs with a U.S. banking presence, through branches, agencies or depository institutions. The Final Rule implements, as new requirements for U.S. BHCs, Section 165’s risk management requirements (including requirements, duties and qualifications for a risk management committee and chief risk officer), liquidity stress testing and buffer requirements. U.S. BHCs with total consolidated assets of $50 billion or more on June 30, 2014 will be subject to the liquidity requirements as of January 1, 2015.

FBOs

On February 18, 2014, the Federal Reserve issued the Final Rule to strengthen regulatory oversight of FBOs. Under the Final Rule, FBOs with global assets of $50 billion or more and U.S. non-branch assets of $10 billion or more must consolidated U.S. subsidiary activities under a U.S. IHC. In addition, the Final Rule requires U.S. BHCs and FBOs with at least $50 billion in total consolidated non-branch assets to be subject to EPS, that being heightened capital, liquidity, risk management, and stress testing requirements. Due to both its global and U.S. non-branch asset size, Santander is subject to both of the above provisions of the Final Rule. As a result of this rule, Santander could be required to transfer its U.S. non-bank subsidiaries currently outside of the Company to the Company, which would become an IHC, or establish a top-tier IHC structure that would include all of its U.S. bank and non-bank subsidiaries within the same chain of ownership. The Company submitted its IHC Implementation Plan to the Federal Reserve on December 31, 2014. A phased-in approach is being used for the standards and requirements of the EPS. EPS are effective in 2015 for U.S. BHC. The IHC must be formed, with all but 10% of the non-BHC assets included, by July 1, 2016. Other standards of the Final Rule will be phased in through January 1, 2018.

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

Under the agreement, the Bank has paid $6.2 million into a remediation fund, the majority of which has been distributed to borrowers, and will engage in foreclosure avoidance activities, such as loan modifications and short sales over the next two years in an aggregate principal amount of $9.9 million. In return, the OCC waived any civil money penalties that could have been assessed against the Bank. During 2013, the Company submitted for credit from the OCC mortgage loans in the amount of $74.1 million, which represents the principal balance of mortgage loans for which the Bank completed foreclosure avoidance activities with its borrowers. As of December 31, 2014, the Bank had already exceeded its requirements under the settlement agreement. The OCC is requiring the Bank to engage a consultant to validate that the submissions the Bank has made to the OCC qualify as foreclosure avoidance activities under the terms of the agreement.

The Bank represents 0.17% of the total $9.3 billion settlement among the participating banks and is the smallest participant in the agreement. The total $16.1 million related to the remediation fund and mortgage modifications was fully reserved.

Identity Theft Protection Product Matter

The Bank had been in discussions to address concerns that some customers may have paid for but did not receive certain benefits of an identity theft protection product from a third-party vendor. The Bank remains in discussions with the third-party vendor on potential remedial actions to impacted customers. During 2013, fees expected to be returned to customers of $30.0 million were expensed within general and administrative expenses on the Consolidated Statement of Operations. As of December 31, 2014, remediation payments totaling $37.6 million were made to customers. While other banks which sold identity theft protection products have received civil money penalties from regulators, the Bank does not expect that any fines or additional customer remediation would have a material adverse effect on its financial condition or results of operations.

The Financial Institutions Reform, Recovery, and Enforcement Act

In August 2014, SCUSA received a civil subpoena from the DOJ under FIRREA requesting the production of documents and communications that, among other things, relate to the underwriting and securitization of nonprime auto loans since 2007.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

The following discussion reviews the Company's financial performance from a consolidated perspective over the past three years. This review is analyzed in the following two sections - "Results of Operations for the Years Ended December 31, 2014 and 2013" and "Results of Operations for the Years Ended December 31, 2013 and 2012." Each section includes a detailed income statement and segment results review. Key consolidated balance sheet trends are discussed in the "Financial Condition" section.

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2014 AND 2013

	Year Ended December 31,
(Dollars in thousands)	2014	2013
Net interest income	$5,984,773	$1,513,771
Provision for credit losses	(2,844,539)	(46,850)
Total non-interest income	4,879,673	1,088,083
General and administrative expenses	(3,550,193)	(1,662,063)
Other expenses	(348,276)	(104,538)
Income before income taxes	4,121,438	788,403
Income tax provision	(1,413,224)	(160,300)
Net income including Noncontrolling interest	$2,708,214	$628,103

The company reported a pre-tax income of $4.1 billion for the year ended December 31, 2014, compared to pretax income of $788.4 million for the year ended December 31, 2013. Factors contributing to this increase are as follows:

•	Net interest income increased $4.5 billion for the year ended December 31, 2014, compared to 2013 of which $4.4 billion is attributed to the Change in Control.

•	Provision for credit losses increased $2.8 billion for the year ended December 31, 2014 compared to 2013. This increase was due to the Change in Control. All other impacts were negligible.

•
Total non-interest income increased $3.8 billion for the year ended December 31, 2014 compared to 2013. This was primarily due to the gain recognized from the Change in Control of $2.4 billion (pre-tax) and the activity following the Change in Control of $1.5 billion.

•
Total general and administrative expenses increased $1.9 billion for the year ended December 31, 2014 compared to 2013. Of this, $1.6 billion are the result of activity added by the Change in Control. The remaining increase was primarily due to increased compensation and benefits, loan expenses and the addition of lease expense.

•
Other expenses increased $243.7 million for the year ended December 31, 2014, compared to 2013. Approximately $49.6 million of this increase was the result of intangible assets added by the Change in Control. The remaining increase was primarily due to a one-time impairment of our capitalized software and early termination fees from debt repurchases.

•
The income tax provision increased $1.3 billion for the year ended December 31, 2014 compared to 2013. This increase was primarily due to the $522.9 million tax impact on provision from the Change in Control.

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

The following table reconciles non-GAAP financial measures to GAAP.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Return on Average Assets:
Net income	$2,708,214	$628,103	$561,235	$1,258,246	$1,059,375
Average assets	108,423,958	79,827,648	83,044,676	92,078,048	84,843,371
Return on average assets	2.50%	0.79%	0.68%	1.37%	1.25%

Return on Average Equity:
Net income	$2,708,214	$628,103	$561,235	$1,258,246	$1,059,375
Average equity	21,151,501	13,541,112	13,075,464	11,944,901	10,469,100
Return on average equity	12.80%	4.64%	4.29%	10.53%	10.12%

Average Equity to Average Assets:
Average equity	$21,151,501	$13,541,112	$13,075,464	$11,944,901	$10,469,100
Average assets	108,423,958	79,827,648	83,044,676	92,078,048	84,843,371
Average equity to average assets	19.51%	16.96%	15.75%	12.97%	12.34%

Efficiency Ratio:
General and administrative expenses	$3,550,193	1,662,063	$1,481,248	$1,842,224	$1,573,100
Other expenses	348,276	104,538	484,884	517,937	182,384
Total expenses (numerator)	3,898,469	1,766,601	1,966,132	2,360,161	1,755,484

Net interest income	$5,984,773	$1,513,771	$1,674,123	$3,864,814	$3,398,639
Non-interest income	4,879,673	1,088,083	1,139,596	1,981,823	1,002,856
Total net interest income and non- interest income (denominator)	10,864,446	2,601,854	2,813,719	5,846,637	4,401,495

Efficiency ratio	35.88%	67.90%	69.88%	40.37%	39.88%

Tier 1 Common Capital Ratio[1]:
Santander Bank, N.A.
Total stockholder's equity (U.S. GAAP)	$13,192,333	$12,789,333
Less: Goodwill and other certain intangible assets	(3,724,874)	(3,855,989)
Servicing assets	(14,780)	(14,661)
Disallowed deferred tax assets	(1,052,921)	(1,110,314)
Other	(9,448)	(2,584)
Accumulated losses/(gains) on certain available-for-sale securities and cash flow hedges	99,053	254,368
Add: Deferred tax liabilities	341,793	330,275
Tier 1 common capital (numerator)	$8,831,156	$8,390,428
Risk weighted assets (denominator)[2]	66,762,918	60,090,948
Ratio	13.23%	13.96%

SHUSA
Total stockholder's equity (U.S. GAAP)	$22,504,095	$13,544,983
Less: Goodwill and other certain intangible assets	(9,975,737)	(3,877,781)
Servicing assets	(14,780)	(14,661)
Disallowed deferred tax assets	(1,217,517)	(1,244,512)
Other	(388,231)	(2,834)
Accumulated losses/(gains) on certain available-for-sale securities and cash flow hedges	96,410	254,368
Preferred stock	(195,445)	(195,445)
Qualifying Restricted Core Capital Elements - Minority Interest	(1,628,147)	—
Add: Deferred tax liabilities	1,672,840	330,275
Tier 1 common capital (numerator)	10,853,488	8,794,393
Risk weighted assets (denominator)[2]	100,185,193	62,775,900
Ratio	10.83%	14.01%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

1 Ratio presented due to regulators emphasizing the Tier 1 common capital ratio in their evaluation of bank and BHC capital levels, although this metric is not provided for in bank regulations. For all BHCs undergoing its CCAR, the Federal Reserve has established a 5% minimum Tier 1 common capital ratio under stress scenarios.
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

NET INTEREST INCOME

	Year Ended December 31,
	2014	2013
	(in thousands)
INTEREST INCOME:
Interest-earning deposits	$8,468	$6,494
Investments available-for-sale	259,701	302,820
Other investments	36,921	27,669
Total interest income on investment securities and interest-earning deposits	305,090	336,983
Interest on loans	6,734,406	1,958,908
Total interest income	7,039,496	2,295,891
INTEREST EXPENSE:
Deposits and customer accounts	209,793	211,520
Borrowings and other debt obligations	844,930	570,600
NET INTEREST INCOME:	$5,984,773	$1,513,771

Net interest income increased $4.5 billion for the year ended December 31, 2014 compared to 2013, of which $4.4 billion is attributed to the Change in Control.

Net Interest Income on Investment Securities and Interest-Earning Deposits

Interest income on investment securities and interest-earning deposits decreased $31.9 million for the year ended December 31, 2014 compared to the corresponding period in 2013. The average balance of investment securities and interest-earning deposits for the year ended December 31, 2014 was $15.5 billion, which was a decrease of $2.5 billion, compared to an average balance of $18.0 billion for the year ended December 31, 2013. Overall, the decrease in interest income on investment securities and the decrease in the average investment balance were primarily attributable to the sales of certain MBS and CMO investments occurring in the second half of 2013 and additional sales in 2014.

The average tax equivalent yield of investment securities and interest-earning deposits was 2.20% for the year ended December 31, 2014, compared to 2.09% for the corresponding period in 2013. The increase from the prior year reflects increasing coupons on investment securities spurred by economic improvement.

Interest Income on Loans

Interest income on loans increased $4.8 billion for the year ended December 31, 2014, compared to 2013. The increase in interest income on loans was primarily due to the Change in Control, with other impacts being negligible.

The average balance of total loans was $73.3 billion with an average yield of 9.21% for the year ended December 31, 2014, compared to $50.9 billion with an average yield of 3.88% for the year ended December 31, 2013. The increase in the average balance of total loans was primarily due to the Change in Control. The average balance of retail installment contracts and auto loans, which comprised a majority of the increase, was $19.9 billion with an average yield of 20.96% for the year ended December 31, 2014, compared to $169.3 million with an average yield of 7.42% for the year ended December 31, 2013.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense on Deposits and Related Customer Accounts

Interest expense on deposits and related customer accounts decreased $1.7 million for the year ended December 31, 2014, compared to the year ended December 31, 2013. The average balance of total interest-bearing deposits was $42.4 billion with an average cost of 0.49% for the year ended December 31, 2014, compared to an average balance of $41.9 billion with an average cost of 0.50% for the year ended December 31, 2013. The decrease in interest expense on deposits and customer-related accounts during the year ended December 31, 2014 was primarily due to the lower interest rate environment as well as the Bank's continued focus on repositioning its account mix.

Interest Expense on Borrowed Funds

Interest expense on borrowed funds increased $274.3 million for the year ended December 31, 2014, compared to the year ended December 31, 2013. The increase in interest expense on borrowed funds was due to the Change in Control, which accounted for $437.1 million of total interest expense on borrowings for the year ended December 31, 2014. This was offset by a decrease in interest expense on borrowed funds of $162.8 million for the Bank and the Company for the year ended December 31, 2014, as a result of the Bank's use of the proceeds from the sale of investment securities to pay off existing borrowed funds. The average balance of total borrowings was $34.5 billion with an average cost of 2.45% for the year ended December 31, 2014, compared to an average balance of $14.5 billion with an average cost of 3.95% for the year ended December 31, 2013.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
Year Ended December 31,
	2014 (1)			2013			2012
	Average Balance	Tax Equivalent Interest	Yield/ Rate	Average Balance	Tax Equivalent Interest	Yield/ Rate	Average Balance	Tax Equivalent Interest	Yield/ Rate
	(in thousands)
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$15,502,623	$340,990	2.20%	$17,995,203	$375,559	2.09%	$19,493,062	$434,878	2.23%
LOANS(2):
Commercial loans	25,934,049	854,964	3.30%	24,380,697	834,942	3.42%	24,117,972	882,697	3.66%
Multi-family	9,032,193	376,741	4.17%	7,799,415	346,125	4.44%	7,237,060	356,950	4.93%
Consumer loans:
Residential mortgages	8,956,321	364,136	4.07%	10,158,329	408,141	4.02%	11,535,089	479,693	4.16%
Home equity loans and lines of credit	6,214,241	223,186	3.59%	6,438,413	232,025	3.60%	6,775,922	251,500	3.71%
Total consumer loans secured by real estate	15,170,562	587,322	3.87%	16,596,742	640,166	3.86%	18,311,011	731,193	3.99%
Retail installment contracts and auto loans	19,879,912	4,167,603	20.96%	169,288	12,557	7.42%	578,211	40,839	7.06%
Personal unsecured	1,830,034	638,839	34.91%	453,306	49,551	10.93%	393,615	40,819	10.37%
Other consumer(3)	1,440,909	123,063	8.54%	1,491,051	89,076	5.97%	1,822,069	110,070	6.04%
Total consumer	38,321,417	5,516,827	14.40%	18,710,387	791,350	4.23%	21,104,906	922,921	4.37%
Total loans	73,287,659	6,748,532	9.21%	50,890,499	1,972,417	3.88%	52,459,938	2,162,568	4.12%
Allowance for loan losses (4)	(1,432,981)	—	—	(937,398)	—	—	(1,039,611)	—	—
NET LOANS	71,854,678	6,748,532	9.39%	49,953,101	1,972,417	3.95%	51,420,327	2,162,568	4.21%
TOTAL EARNING ASSETS	87,357,301	7,089,522	8.11%	67,948,304	2,347,976	3.46%	70,913,389	2,597,446	3.66%
Other assets(5)	21,066,657			11,879,344			12,131,287
TOTAL ASSETS	$108,423,958			$79,827,648			$83,044,676
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest bearing demand deposits	$11,163,159	$36,037	0.32%	$9,594,230	$15,280	0.16%	$9,094,035	$14,699	0.16%
Savings	3,993,387	5,280	0.13%	3,849,615	5,377	0.14%	3,753,851	5,778	0.15%
Money market	19,911,128	89,043	0.45%	18,065,866	78,198	0.43%	16,561,115	83,603	0.50%
Certificates of deposit	7,310,390	77,338	1.06%	10,391,908	112,663	1.08%	12,010,765	133,939	1.12%
TOTAL INTEREST BEARING DEPOSITS	42,378,064	207,698	0.49%	41,901,619	211,518	0.50%	41,419,766	238,019	0.57%
BORROWED FUNDS:
FHLB advances	7,675,404	262,455	3.42%	10,335,211	330,027	3.19%	11,613,869	372,058	3.20%
Federal funds and repurchase agreements	1,014	1	0.14%	535,800	2,111	0.39%	3,035,532	10,962	0.36%
Other borrowings	26,830,422	582,473	2.17%	3,589,165	238,463	6.64%	3,783,835	252,718	6.68%
TOTAL BORROWED FUNDS (6)	34,506,840	844,929	2.45%	14,460,176	570,601	3.95%	18,433,236	635,738	3.45%
TOTAL INTEREST BEARING FUNDING LIABILITIES	76,884,904	1,052,627	1.37%	56,361,795	782,119	1.39%	59,853,002	873,757	1.46%
Noninterest bearing demand deposits	8,003,910			7,940,852			8,061,992
Other liabilities(7)	2,383,643			1,983,889			2,054,218
TOTAL LIABILITIES	87,272,457			66,286,536			69,969,212
STOCKHOLDER’S EQUITY	21,151,501			13,541,112			13,075,464
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$108,423,958			$79,827,648			$83,044,676
TAXABLE EQUIVALENT NET INTEREST INCOME		$6,036,895			$1,565,857			$1,723,689
NET INTEREST SPREAD (8)			6.75%			2.07%			2.20%
NET INTEREST MARGIN (9)			6.91%			2.30%			2.43%
TAX EQUIVALENT BASIS ADJUSTMENT		(52,122)			(52,086)			(49,566)
NET INTEREST INCOME		5,984,773			1,513,771			1,674,123
Ratio of interest-earning assets to interest-bearing liabilities			1.14x			1.21x			1.18x

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

(1)	Average balances are based on daily averages when available. When daily averages are unavailable, mid-month averages are substituted.

(2)
Interest on loans includes amortization of premiums and discounts on purchased loan portfolios and amortization of deferred loan fees, net of origination costs. Average loan balances include non-accrual loans and LHFS.

(3)	Other consumer primarily includes recreational vehicles and marine loans.

(4)	Refer to Note 5 to the Consolidated Financial Statements for further discussion.

(5)
Other assets primarily includes goodwill and intangibles, premise and equipment, net deferred tax assets, equity method investments, bank-owned life insurance, accrued interest receivable, derivative assets, miscellaneous receivables, prepaid expenses and MSRs. Refer to Note 10 to the Consolidated Financial Statements for further discussion.

(6)	Refer to Note 12 to the Consolidated Financial Statements for further discussion.

(7)	Other liabilities primarily includes accounts payable and accrued expenses, derivative liabilities, net deferred tax liabilities and the unfunded lending commitments liability.

(8)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(9)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is based on credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the loan portfolio. The provision for credit losses for the year ended December 31, 2014 was $2.8 billion compared to $46.9 million for the year ended December 31, 2013. Of the increase, all but an immaterial amount is attributed to the retail installment contracts, unsecured and auto loan portfolios added from the Change in Control and subsequent origination activity within the same portfolios.

The following table presents the activity in the allowance for credit losses for the periods indicated:

	Year Ended December 31,
	2014	2013
	(in thousands)
Allowance for loan losses, beginning of period	$834,337	$1,013,469
Charge-offs:
Commercial	109,704	123,517
Consumer(3)	2,688,842	191,687
Total charge-offs	2,798,546	315,204
Recoveries:
Commercial	40,379	53,132
Consumer(3)	1,167,328	46,090
Total recoveries	1,207,707	99,222
Charge-offs, net of recoveries	1,590,839	215,982
Provision for loan losses (1)	2,926,539	36,850
Other(2):
Commercial	$—	$—
Consumer	$(61,220)	$—
Allowance for loan losses, end of period	$2,108,817	$834,337

Reserve for unfunded lending commitments, beginning of period	220,000	210,000
Provision for unfunded lending commitments (1)	(82,000)	10,000
Loss on unfunded lending commitments	(5,359)	—
Reserve for unfunded lending commitments, end of period	132,641	220,000
Total allowance for credit losses, end of period	$2,241,458	$1,054,337

(1)	The provision for credit losses in the Consolidated Statement of Operations is the sum of the total provision for loan losses and provision for unfunded lending commitments.

(2)
The “Other” amount represents the impact on the allowance for loan and lease losses in connection with the sale of approximately $484 million of troubled debt restructurings and non-performing loans classified as held-for-sale during the third quarter of 2014.

(3)	Unallocated charge-offs and recoveries for the year ended December 31, 2014 are included in Consumer.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company's net charge-offs increased for the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase was primarily related to the retail installment contracts and auto loans portfolio added from the Change in Control and the charge-offs on that portfolio. Net charge-offs in the commercial portfolio decreased for year ended December 31, 2014, compared to the prior year. In connection with the Change in Control, the ratio of net loan charge-offs to average total loans increased to 2.2% for the year ended December 31, 2014 compared to 0.4% for the year ended December 31, 2013. Commercial loan net charge-offs as a percentage of average commercial loans was 0.2% for the year ended December 31, 2014 compared to 0.2% for the year ended December 31, 2013. The consumer loan net charge-off ratio was 4.0% for the year ended December 31, 2014 compared to 0.8% for the year ended December 31, 2013. The increase in consumer charge-offs is primarily due to the credit quality of the retail installment contract and auto loans portfolio, a majority of which are considered non-prime loans.

NON-INTEREST INCOME

	Year Ended December 31,
	2014	2013
	(in thousands)
Consumer fees	$377,004	$228,666
Commercial fees	185,373	199,486
Mortgage banking income, net	204,558	122,036
Equity method investments	7,817	426,851
Bank owned life insurance	60,278	57,041
Capital markets revenue	51,671	31,742
Net gain recognized in earnings	2,455,773	9,454
Lease income	997,086	—
Miscellaneous income	540,113	12,807
Total non-interest income	$4,879,673	$1,088,083

Total non-interest income increased $3.8 billion for the year ended December 31, 2014 compared to the year ended December 31, 2013. This increase is primarily due to the Change in Control.

Consumer Fees

Consumer fees increased $148.3 million for the year ended December 31, 2014, compared to 2013. The increase for the year ended December 31, 2014 was mainly due to the $168.3 million additional loan fees attributable to the Change in Control.

Commercial Fees

Commercial fees decreased $14.1 million for the year ended December 31, 2014, compared to 2013. This decrease was primarily due to lower commercial deposit fees in 2014.

Mortgage Banking Revenue

	Year Ended December 31,
	2014	2013
	(in thousands)
Mortgage and multifamily servicing fees	$44,234	$45,413
Net gains on sales of residential mortgage loans and related securities	144,885	54,362
Net gains on sales of multi-family mortgage loans	26,378	45,961
Net (losses)/gains on hedging activities	13,859	(37,170)
Net (losses)/gains from changes in MSR fair value	(2,817)	36,479
MSR principal reductions	(21,981)	(23,009)
Total mortgage banking income, net	$204,558	$122,036

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mortgage banking income consisted of fees associated with servicing loans not held by the Company, as well as originations, amortization, and changes in the fair value of MSRs and recourse reserves. Mortgage banking income also includes gains or losses on the sale of mortgage loans, home equity loans and home equity lines of credit, and MBS. Lastly, gains or losses on mortgage banking derivative and hedging transactions are also included in Mortgage banking income.

Mortgage banking revenue increased $82.5 million for the year ended December 31, 2014 compared to 2013. This increase was primarily due to an increase in the gain on sale of residential mortgage loans, as well as increased gains from hedging activities, partially offset by a decline in the fair value of MSRs.

During 2012 and early 2013, there was significant volatility in mortgage interest rates which impacted the Company's mortgage banking revenue.

Since mid-2013, these rates have stabilized, resulting in relative stability in mortgage banking fee fluctuations from rate changes.

The following table details certain residential mortgage rates for the Bank as of the dates indicated:

	30-Year Fixed	15-Year Fixed
March 31, 2012	3.99%	3.25%
June 30, 2012	3.75%	3.13%
September 30, 2012	3.50%	2.88%
December 31, 2012	3.38%	2.75%
March 31, 2013	3.63%	2.99%
June 30, 2013	4.38%	3.50%
September 30, 2013	4.38%	3.38%
December 31, 2013	4.63%	3.50%
March 31, 2014	4.38%	3.50%
June 30, 2014	4.13%	3.38%
September 30, 2014	4.25%	3.50%
December 31, 2014	3.99%	3.25%

Other factors, such as portfolio sales, servicing, and re-purchases have continued to affect mortgage banking revenue.

Mortgage and multifamily servicing fees were relatively flat with a $1.2 million decrease for the year ended December 31, 2014 compared to 2013. This decrease was primarily due to decreases in the multifamily servicing portfolio. At December 31, 2014 and 2013, the Company serviced multifamily real estate loans for the benefit of others totaling $2.9 billion and $4.6 billion.

Net gains on sales of residential mortgage loans and related securities increased $90.5 million for the year ended December 31, 2014 compared to 2013. For the year ended December 31, 2014, the Company sold $3.3 billion of loans for a gain of $144.9 million, compared to $4.0 billion of loans sold for a gain of $54.4 million for the year ended December 31, 2013.

The Company periodically sells qualifying mortgage loans to the FHLMC, GNMA and FNMA in return for MBS issued by those agencies. The Company records these transactions as sales when the transfers met all the accounting criteria for a sale.  For those loans sold to the agencies for which the Company retains the servicing rights, the Company recognizes the servicing rights at fair value. These loans are also generally sold with standard representation and warranty provisions which the Company recognizes at fair value. Any difference between the carrying value of the transferred mortgage loans and the fair value of MBS, servicing rights, and representation and warranty reserves are recognized as gain or loss on sale.

Net gains on sales of multi-family mortgage loans were $26.4 million for the year ended December 31, 2014, compared to $46.0 million for the year ended December 31, 2013, primarily due to the decrease in sales from 2013 to 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company previously sold multi-family loans in the secondary market to FNMA while retaining servicing rights. In September 2009, the Bank elected to stop selling multi-family loans to FNMA and, since that time, has retained all production for the multi-family loan portfolio. Under the terms of the multi-family sales program with FNMA, the Company retained a portion of the credit risk associated with those loans. As a result of that agreement, the Company retains a 100% first loss position on each multi-family loan sold to FNMA under the program until the earlier to occur of (i) the aggregate approved losses on the multi-family loans sold to FNMA reaching the maximum loss exposure for the portfolio as a whole or (ii) all of the loans sold to FNMA under the program are fully paid off.

At December 31, 2014 and 2013, the Company serviced $2.6 billion and $4.3 billion, of loans for FNMA. These loans had a credit loss exposure of $152.8 million as of December 31, 2014 and $159.0 million as of December 31, 2013, and losses, if any, resulting from representation and warranty defaults would be in addition to the credit loss exposure. The servicing asset for these loans was completely amortized in 2012.

The Company has established a liability related to the fair value of the retained credit exposure for multi-family loans sold to FNMA. This liability represents the amount the Company estimated it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses the portfolio is projected to incur based upon specific internal information and an industry-based default curve with a range of estimated losses. At December 31, 2014 and 2013, the Company had a liability of $40.7 million and $68.0 million, related to the fair value of the retained credit exposure for loans sold to FNMA under this program.

Net gains/(losses) on hedging activities increased $51.0 million from a loss position in 2013 to a gain position for the year ended December 31, 2014, due to the mortgage rate environment and the significant decreases in the mortgage loan pipeline. Also contributing to the change was the Company's change in strategy during 2013 to hold mortgage loans originated as opposed to originating them for sale.

Net gains/ (losses) from changes in MSR fair value decreased $39.3 million for the year ended December 31, 2014 compared to 2013. The carrying value of the related MSRs at December 31, 2014 and 2013 were $145.0 million and $141.8 million, respectively. The MSR asset fair value decrease during 2014 was the result of decreased interest rates.

MSR principal reductions recognized a gain of $1.0 million for the year ended December 31, 2014, compared to 2013. The gain was due to the reduction in prepayments and mortgage refinancing.

Gain on Change in Control and Equity Method Investments

Prior to the closing of the IPO in January 2014, the Company accounted for its investment in SCUSA under the equity method. Following the closing of the IPO, the Company consolidated the financial results of SCUSA in the Company’s Consolidated Financial Statements beginning with its Form 10-Q for the first quarter of 2014. In connection with the Change in Control, the Company recognized a gain of $2.4 billion during the year ended December 31, 2014. The Company recognized a gain of $7.8 million and $426.9 million on equity method investments for the year ended December 31, 2014 and 2013, respectively. The decrease of $419.0 million in equity method investment was due to the Change in Control, which resulted in accounting for SCUSA as a consolidated subsidiary beginning January 28, 2014.

BOLI

BOLI income represents fluctuations in the cash surrender value of life insurance policies on certain employees. The Bank is the beneficiary and the recipient of the insurance proceeds. Income from BOLI increased $3.2 million, for the year ended December 31, 2014, compared to 2013.

Net gain recognized in earnings

Net gains recognized in earnings increased $2.4 billion for the year ended December 31, 2014 compared to 2013. The increase was primarily due to the Change in Control. For additional information on the Change in Control, see Note 3 to the Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The net gain realized for the year ended December 31, 2014 was primarily comprised of the sale of state and municipal securities with a book value of $89.0 million for a gain of $5.2 million, the sale of corporate debt securities with a book value of $219.6 million for a gain of $4.8 million, and the sale of MBS with a book value of $579.4 million for a gain of $13.1 million. The net gain realized in for the year ended December 31, 2013 was primarily comprised of the sale of CMO with a book value of $4.1 billion for a gain of $69.0 million and the sale of corporate debt securities with a book value of $905.7 million for a gain of $34.7 million, offset by the OTTI charge of $63.6 million.

Lease Income

Lease income for the year ended December 31, 2014 was $997.1 million. This is a result of the Change in Control, as the Company had no lease income prior to the Change in Control. Also during 2014, through a flow agreement with SCUSA, SBNA began originating prime and super prime Chrysler Capital consumer vehicle leases which created lease income for the Bank.

Miscellaneous Income

Miscellaneous income increased $527.3 million for the year ended December 31, 2014, compared to 2013. The increase is primarily due to the purchase accounting marks on fair value option loans associated with the Change in Control.

GENERAL AND ADMINISTRATIVE EXPENSES

	Year Ended December 31,
	2014	2013
	(in thousands)
Compensation and benefits	$1,216,111	$697,876
Occupancy and equipment expenses	470,439	381,794
Technology expense	163,015	127,748
Outside services	195,313	102,356
Marketing expense	52,448	55,864
Loan expense	348,231	69,269
Lease expense	786,802	—
Other administrative expenses	317,834	227,156
Total general and administrative expenses	$3,550,193	$1,662,063

Total general and administrative expenses increased $1.9 billion for the year ended December 31, 2014, compared to 2013. Factors contributing to this increase are as follows:

•
Compensation and benefits expense increased $518.2 million for the year ended December 31, 2014 compared to 2013. Approximately $430.0 million of the increase was attributable to the Change in Control. The remainder of the increase was primarily due to the Company's investment in personnel through increased salary, headcount, and bonuses.

•
Occupancy and equipment expense increased $88.6 million for the year ended December 31, 2014 compared to 2013. Approximately $55.1 million was associated with the Change in Control. The remaining increase was primarily due to higher office occupancy, as well as continued higher property maintenance expenses in the periods following the Bank's rebranding.

•
Technology services expense increased $35.3 million for the year ended December 31, 2014 compared to 2013. This increase was primarily due to the Company's investments in our retail branch teller platform upgrades and also due to the Change in Control.

•
Outside services increased $93.0 million for the year ended December 31, 2014 compared to 2013. This increase was primarily due to significant consulting fees for CCAR implementation, cash balancing, and valuation services in connection with the Change in Control.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

•
Loan expense increased $279.0 million for the year ended December 31, 2014, compared to 2013. The increase was primarily due to higher volumes of loan servicing and loan originations for the retail installment contracts portfolio.

•	The Company incurred lease expense of $786.8 million in 2014. This is a result of the Change in Control as the Company had no lease expense in the year prior to the Change in Control.

•	Other administrative expenses increased $90.7 million for the year ended December 31, 2014, compared to 2013. This increase was primarily due to the Change in Control.

OTHER EXPENSES

	Year Ended December 31,
	2014	2013
	(in thousands)
Amortization of intangibles	$67,921	$27,334
Deposit insurance premiums and other costs	55,746	70,327
Loss on debt extinguishment	127,063	6,877
Impairment of long-lived assets	97,546	—
Total other expenses	$348,276	$104,538

Total other expenses increased $243.7 million for the year ended December 31, 2014, compared to the year ended 2013. The primary factors contributing to the increase were:

•
Amortization of intangibles increased $40.6 million for the year ended December 31, 2014 compared to the year ended 2013. This was primarily due to the addition of intangibles related to the Change in Control.

•
Deposit insurance premiums decreased $14.6 million for the year ended December 31, 2014 compared to the year ended 2013. This decrease was primarily related to a lower FDIC insurance premium of $15.0 million, due to overall lower FDIC insurance premium rates and assessments compared to the prior year.

•
Loss on debt extinguishment increased by $120.2 million in the year ended December 31, 2014 compared to 2013. This increase was primarily due to early termination fees incurred by the Company in association with the 2014 termination of legacy FHLB advances.

•	Impairment of long lived assets resulted in a one-time impairment assets charge of $97.5 million in 2014.

INCOME TAX PROVISION

An income tax provision of $1.4 billion was recorded for the year ended December 31, 2014 compared to $160.3 million for the year ended December 31, 2013, resulting in an effective tax rate of 34.3% for the year ended December 31, 2014 compared to 20.3% for the year ended December 31, 2013. The higher tax rate in 2014 was primarily due to the gain resulting from the Change in Control and the post Change in Control results of SCUSA.

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

LINE OF BUSINESS RESULTS

General

The Company's segments consist of Retail Banking, Auto Finance & Alliances, Real Estate and Commercial Banking, GBM, and SCUSA at December 31, 2014. Prior to the closing of the IPO in January 2014, the Company accounted for its investment in SCUSA under the equity method. Following the closing of the IPO, the Company consolidated the financial results of SCUSA in the Company’s financial statements, effective January 28, 2014. For additional information with respect to the Company's reporting segments, see Note 24 to the Consolidated Financial Statements.

During the first quarter of 2014, certain management and business line changes were announced as the Company reorganized its management reporting in order to improve its structure and focus to better align management teams and resources with the business goals of the Company and to provide enhanced customer service to its clients. These changes became effective for reporting purposes during the second quarter. Accordingly, the following changes were made within the Company's reportable segments:

•	The Investment Services business unit has been combined with the Retail Banking business unit.

•	The CEVF line, formerly included in the Specialty and Government Banking business unit, has been moved into the Auto Finance and Alliances business unit and

•	The Specialty and Government Banking business unit has been combined with the Real Estate and Commercial Banking business unit.

Accordingly, prior period information has been recast for comparability.

Results Summary

Retail Banking

Net interest income increased $98.1 million for the year ended December 31, 2014 compared to the year ended December 31, 2013. The average balance of the Retail Banking segment's gross loans was $17.4 billion for the year ended December 31, 2014, compared to $19.1 billion in 2013. The average balance of deposits was $36.5 billion for the year ended December 31, 2014, compared to $37.3 billion for 2013. Total non-interest income increased $38.3 million for the year ended December 31, 2014 compared to 2013, primarily due to the increase in the sales of mortgage loans and MBS. The provision for credit losses decreased $81.4 million for the year ended December 31, 2014 compared to 2013. Total expenses increased $132.2 million for the year ended December 31, 2014 compared to 2013, primarily due to increased rent, increased grounds maintenance, re-stocking of branch materials in 2014 mainly due to the Bank's rebranding in 2013, and leasehold improvements in the branches.

Total average assets for the year ended December 31, 2014 was $18.6 billion, compared to $19.6 billion for the year ended December 31, 2013. This decrease was primarily driven by the decreases within the mortgage loan portfolio.

Auto Finance & Alliances

Net interest income increased $13.5 million for the year ended December 31, 2014 compared to the year ended December 31, 2013, driven primarily by the Chrysler Capital dealer floor-plan business line launched in the third quarter of 2013. Total average gross loans were $2.6 billion for the year ended December 31, 2014, compared to $1.8 billion in 2013. Total non-interest income increased $171.7 million for the year ended December 31, 2014 compared to 2013, due primarily to the launch of the indirect leasing segment in 2014. The provision for credit losses increased $3.9 million for the year ended December 31, 2014, compared to 2013. Total expenses increased $155.9 million for the year ended 2014 compared to 2013, due primarily to the depreciation expense from operating lease assets associated with the launch of the indirect leasing business in 2014.

Total average assets were $3.4 billion for the year ended December 31, 2014 compared to $1.9 billion for the year ended December 31, 2013, due primarily to the launch of the indirect leasing segment in 2014. Total average deposits were $88.2 million for the year ended December 31, 2014 compared to $62.7 million for the year ended December 31, 2013.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Real Estate and Commercial Banking

Net interest income increased $59.5 million for the year ended December 31, 2014 compared to 2013. Driven by growth in the multi-family portfolio, the average balance of this segment's gross loans increased to $22.9 billion during the year ended December 31, 2014, compared to $22.0 billion in 2013. Growth in government banking drove the average balance of deposits to $10.5 billion for the year ended December 31, 2014, compared to $8.7 billion in 2013. Total non-interest income decreased $25.7 million for the year ended December 31, 2014 compared to 2013. This decline was primarily related to a decrease of serviced portfolio reserve releases in 2014 compared to 2013. The release of credit losses was $74.5 million for the year ended December 31, 2014, compared to a release of $47.9 million for 2013. Total expenses increased $14.0 million for the year ended December 31, 2014 compared to 2013.

Total average assets were $22.7 billion for the year ended December 31, 2014, compared to $21.7 billion for the year ended December 31, 2013.

GBM

Net interest income increased $19.7 million for the year ended December 31, 2014 compared to 2013. The average balance of this segment's gross loans was $7.7 billion for the year ended December 31, 2014, compared to $7.1 billion in 2013, with the increase primarily driven by growth in the Large Corporate portfolio. The average balance of deposits was $1.2 billion for the year ended December 31, 2014, compared to $800.1 million in 2013. Total non-interest income increased $2.9 million for the year ended December 31, 2014 compared to 2013. The provision for credit losses increased $1.6 million for the year ended December 31, 2014 compared to 2013. Total expenses increased $18.9 million for the year ended December 31, 2014 compared to 2013.

Total average assets were $9.4 billion for the year ended December 31, 2014, compared to $8.2 billion in 2013.

Other

Net interest income decreased $0.1 billion for the year ended December 31, 2014 compared to 2013. Total non-interest income increased $151.7 million for the year ended December 31, 2014 compared to 2013. Total expenses increased $0.2 billion during the year ended December 31, 2014 compared to 2013.

Average assets were $26.8 billion for the year ended December 31, 2014 compared to $28.5 billion for the year ended December 31, 2013.

SCUSA

From December 31, 2011 until January 28, 2014, SCUSA was accounted for as an equity method investment. In 2014, SCUSA's results of operations were consolidated with SHUSA. SCUSA is managed as a separate business unit, with its own systems and processes, and is reported as a separate segment.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

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

RESULTS OF OPERATIONS FOR THE YEAR ENDED DECEMBER 31, 2013 AND 2012

	For the Year Ended December 31,
	2013	2012
	(in thousands)
Net interest income	$1,513,771	$1,674,123
Provision for credit losses	(46,850)	(392,800)
Total non-interest income	1,088,083	1,139,596
General and administrative expenses	(1,662,063)	(1,481,248)
Other expenses	(104,538)	(484,884)
Income before income taxes	788,403	454,787
Income tax benefit/(provision)	(160,300)	106,448
Net income	$628,103	$561,235

The Company reported pre-tax income of $788.4 million for the year ended December 31, 2013, compared to pre-tax income of $454.8 million for the year ended December 31, 2012.

The major factors affecting the comparison between 2013 and 2012 results of operations were:

•
Net interest income decreased $160.4 million for the year ended December 31, 2013 compared to the corresponding period in 2012. This decrease is primarily due to decreases in both the loan and investment portfolio balances. The decrease was slightly offset by lower interest expense resulting from the repayment of borrowings during the year.

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

The following table reconciles non-GAAP financial measures to GAAP.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Return on average assets:
Net income	$628,103	$561,235	$1,258,246	$1,059,375	$161,565
Average assets	79,827,648	83,044,676	92,078,048	84,843,371	82,348,782
Return on average assets	0.79%	0.68%	1.37%	1.25%	0.20%

Return on average equity:
Net income	$628,103	$561,235	$1,258,246	$1,059,375	$161,565
Average equity	13,541,112	13,075,464	11,944,901	10,469,100	8,148,366
Return on average equity	4.64%	4.29%	10.53%	10.12%	1.98%

Average equity to average assets:
Average equity	$13,541,112	$13,075,464	$11,944,901	$10,469,100	$8,148,366
Average assets	79,827,648	83,044,676	92,078,048	84,843,371	82,348,782
Average equity to average assets	16.96%	15.75%	12.97%	12.34%	9.89%

Efficiency ratio:
General and administrative expenses	$1,662,063	$1,481,248	$1,842,224	$1,573,100	$1,520,460
Other expenses	104,538	484,884	517,937	182,384	582,291
Total expenses (numerator)	1,766,601	1,966,132	2,360,161	1,755,484	2,102,751

Net interest income	$1,513,771	$1,674,123	$3,864,814	$3,398,639	$2,643,504
Non-interest income	1,088,083	1,139,596	1,981,823	1,002,856	320,885
Total net interest income and non-interest income (denominator)	2,601,854	2,813,719	5,846,637	4,401,495	2,964,389

Efficiency ratio	67.90%	69.88%	40.37%	39.88%	70.93%

Basel I Tier 1 Common Capital Ratio [1]:
Santander Bank, N.A.
Total stockholder's equity (GAAP)	$12,789,333	$12,849,368
Less: Goodwill and other certain intangible assets	(3,855,989)	(3,883,179)
Servicing assets	(14,661)	(9,961)
Deferred tax assets	(1,110,314)	(1,192,261)
Other	(2,584)	—
Accumulated losses/(gains) on certain available-for-sale securities and cash flow hedges	254,368	(54,334)
Add: Deferred tax liabilities	330,275	317,540
Tier 1 common capital (numerator)	8,390,428	8,027,173
Risk weighted assets (denominator)[2]	60,090,948	62,411,116
Ratio	13.96%	12.86%

SHUSA
Total stockholder's equity (GAAP)	$13,544,983	$13,242,002
Less: Goodwill and other certain intangible assets	(3,877,781)	(3,904,970)
Servicing assets	(14,661)	(9,961)
Deferred tax assets	(1,244,512)	(1,313,501)
Other	(2,834)	(5,336)
Accumulated losses/(gains) on certain available-for-sale securities and cash flow hedges	254,368	(54,334)
Preferred stock	(195,445)	(195,445)
Add: Deferred tax liabilities	330,275	317,540
Tier 1 common capital (numerator)	8,794,393	8,075,995
Risk weighted assets (denominator)[2]	62,775,900	64,959,248
Ratio	14.01%	12.43%

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NET INTEREST INCOME

	For the Year Ended December 31,
	2013	2012
	(in thousands)
Interest-earning deposits	$6,494	$5,497
Investments available-for-sale	302,820	371,111
Other investments	27,669	22,214
Total interest income on investment securities and interest-earning deposits	$336,983	$398,822

Interest on loans	1,958,908	2,149,059
Deposits and customer accounts	(211,520)	(238,019)
Borrowings and other debt obligations	(570,600)	(635,739)
Net interest income	$1,513,771	$1,674,123

Net interest income decreased $160.4 million, or 9.6% for the year ended December 31, 2013 compared to 2012. This decrease was primarily due to an overall decrease in the investment and loan portfolio, offset by a decrease in interest expense due to repayment of borrowings during the year.

Net Interest Income on Investment Securities and Interest-Earning Deposits

Interest income on investment securities and interest-earning deposits decreased $61.8 million for the year ended December 31, 2013 compared to the corresponding period in 2012. The decrease is primarily attributed to the decrease in the available-for-sale investment portfolio resulting from the sale of MBS and CMO securities concentrated in the second and third quarters of 2013.

The average balance of investment securities and interest-earning deposits was 18.0 billion, with an average tax-equivalent yield of 2.1% for the year ended December 31, 2013, compared to an average balance of 19.5 billion with an average yield of 2.2% in 2012.

Interest Income on Loans

Interest income on loans decreased $190.2 million for the year ended December 31, 2013, compared to the corresponding period in 2012.

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

•
Interest income on commercial loans, excluding multi-family loans, decreased $48.2 million, or 5.5% during the year ended December 31, 2013 compared to 2012, as a result of the lower average rate on commercial loans in 2013 compared to 2012.

•
Interest on home equity loans and consumer loans not secured by real estate decreased $61.7 million, or 13.9%, during the year ended December 31, 2013 compared to the same period in 2012. The decrease is primarily attributed to the run-off in non-strategic portfolios, including indirect auto.

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

Interest Expense on Borrowed Funds and Other Debt Obligations

Interest expense on borrowed funds and other debt obligations decreased $65.1 million during the year ended December 31, 2013, compared to the corresponding period in 2012. The decrease was primarily due to the Company's use of a portion of the proceeds from the sale of investment securities during the second and third quarters of 2013 to pay off existing borrowed funds. The average balance of total borrowings was $14.5 billion with an average cost of 3.9% for 2013, compared to an average balance of $18.4 billion with an average cost of 3.4% for 2012. The average balance of the Bank's borrowings was $11.7 billion with an average cost of 3.5% for 2013, compared to an average balance of $15.7 billion with an average cost of 3.0% for 2012. The average balance of SHUSA's borrowings was $2.7 billion with an average cost of 5.9% for 2013, compared to an average balance of $2.7 billion with an average cost of 6.0% for 2012.

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

•	Total past due loans decreased $221.3 million, or 16.2%, from December 31, 2012 to December 31, 2013.

•	For the year ended December 31, 2013, TDRs returned to accrual status or paid off were $80.9 million, compared to $59.2 million for the year ended December 31, 2012.

•	Nonstrategic loan portfolios, which have experienced deteriorated credit quality, continue to run off and represented less than 1.6% of the total loan portfolio as of December 31, 2013.

•	Certain loans with deteriorated credit quality were sold in the secondary market during 2013, totaling $99.4 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the activity in the allowance for credit losses for the periods indicated:

	Year Ended December 31,
	2013	2012
	(in thousands)
Allowance for loan losses, beginning of period	$1,013,469	$1,083,492
Allowance recorded as part of loans transferred from Santander		3,712
Charge-offs:
Commercial	123,517	335,114
Consumer secured by real estate	94,651	154,263
Consumer not secured by real estate	97,036	117,862
Total charge-offs	315,204	607,239
Recoveries:
Commercial	53,132	47,940
Consumer secured by real estate	14,148	8,935
Consumer not secured by real estate	31,942	37,344
Total recoveries	99,222	94,219
Charge-offs, net of recoveries	215,982	513,020
Provision for loan losses (1)	36,850	439,285
Allowance for loan losses, end of period	$834,337	$1,013,469
Reserve for unfunded lending commitments, beginning of period	$210,000	$256,485
Provision for unfunded lending commitments (1)	10,000	(46,485)
Reserve for unfunded lending commitments, end of period	$220,000	$210,000
Total allowance for credit losses, end of period	$1,054,337	$1,223,469

(1)	The Provision for credit losses in the Consolidated Statement of Operations is the sum of the total provision for loan losses and provision for unfunded lending commitments

The Company's net charge-offs decreased for the year ended December 31, 2013 compared to the year ended December 31, 2012, due to a decrease in both consumer and commercial loan charge-offs, as well as higher recoveries within the commercial portfolio.

The ratio of net loan charge-offs to average loans, including LHFS, was 0.4% and 1.0% for the years ended December 31, 2013 and 2012, respectively. Commercial loan net charge-offs as a percentage of average commercial loans were 0.2% and 0.9% for the years ended December 31, 2013 and 2012, respectively. The consumer loan net charge-off ratio was 0.8% and 1.1% for the years ended December 31, 2013 and 2012, respectively. The decrease in net charge-offs was attributable to an increase in the overall credit quality of the loan portfolio, particularly the commercial loan portfolio.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-INTEREST INCOME

	For the Year Ended December 31,
	2013	2012
	(in thousands)
Consumer fees	$228,666	$240,099
Commercial fees	199,486	180,527
Mortgage banking revenue / (expense), net	122,036	83,816
Equity method investments	426,851	428,569
Bank-owned life insurance	57,041	58,669
Capital markets revenue/(expense)	31,742	37,334
Net gain on investment securities recognized in earnings	9,454	100,891
Miscellaneous income	12,807	9,691
Total non-interest income	$1,088,083	$1,139,596

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

Commercial Fees

Commercial fees increased $19.0 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase was primarily due to higher commercial loan fees, partially offset by lower commercial deposit fees. During 2013, commercial loan fees increased $24.2 million compared to 2012, mainly due to higher syndication fee income and a significant increase in loan originations during 2013. The increase in commercial loan fees was partially offset by a decrease in commercial deposit fees of $5.3 million during 2013 due to lower pricing.

Mortgage Banking Revenue

	Year Ended December 31,
	2013	2012
	(in thousands)
Mortgage servicing fees	$45,413	$51,279
Sales of mortgage loans and related securities	54,362	43,041
Net losses from changes in fair value	36,479	(5,714)
Net gains on hedging activities	(37,170)	26,960
Amortization of MSR	(23,009)	(37,091)
Residential MSR impairments	—	—
Charges related to multi-family loans sold with recourse	45,961	5,253
Multi-family mortgage servicing rights recoveries	—	88
Total mortgage banking income, net	$122,036	$83,816

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Mortgage banking revenue increased $38.2 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase was primarily due to an increase in the fair value of MSR assets and reductions in the multi-family recourse liability and GSE reserve charges recorded in 2012. The MSR asset increase was the result of a decrease in prepayment speeds and mortgage refinancing, both a result of interest rate increases. The decrease in the recourse liability over the past year was due to an improvement in the credit quality of the underlying portfolio, combined with a decrease in exposure as the portfolio continues to mature, as well as the repurchase of $660.1 million loans from the FNMA during the third quarter of 2013 that had been previously sold with servicing retained.

Over 2012 and 2013, there were fluctuations in mortgage interest rates. These fluctuations have significantly impacted the Company's mortgage banking revenue. The following table details certain residential mortgage rates for the Bank as of the dates indicated:

	30-Year Fixed	15-Year Fixed
March 31, 2012	3.99%	3.25%
June 30, 2012	3.75%	3.13%
September 30, 2012	3.50%	2.88%
December 31, 2012	3.38%	2.75%
March 31, 2013	3.63%	2.99%
June 30, 2013	4.38%	3.50%
September 30, 2013	4.38%	3.38%
December 31, 2013	4.63%	3.50%

Mortgage and multifamily servicing fees decreased $5.9 million for the year ended December 31, 2013 compared to the year ended December 31, 2012, primarily due to a decrease in multifamily servicing fees. At December 31, 2013 and 2012, the Company serviced multifamily real estate loans for the benefit of others totaling $4.6 billion and $7.9 billion, respectively. The decrease in the serviced portfolio was due to loan run-off and the Company's repurchase of $660.1 million of loans from FNMA. At December 31, 2013 and 2012, the Company serviced residential real estate loan for the benefit of others totaling $14.5 billion and $13.6 billion, respectively.

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

The Company periodically sells qualifying mortgage loans to the FHLMC, the GNMA and FNMA in return for MBS issued by those agencies. The Company reclassifies the net book balance of loans sold to such agencies from loans to investment securities available-for-sale. For those loans sold to the agencies in which the Company retains the servicing rights, the Company allocates the net book balance transferred between servicing rights and investment securities based on their relative fair values.

Net gains on sales of multi-family mortgage loans increased $40.6 million for the year ended December 31, 2013 compared to the year ended December 31, 2012, due to a decrease in the FNMA recourse liability.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company previously sold multi-family loans to FNMA in the secondary market while retaining servicing. In September 2009, the Bank elected to stop these sales and, since that time, has retained all production for the multi-family loan portfolio. Under the terms of the multi-family sales program with FNMA, the Company retained a portion of the credit risk associated with those loans. The Company therefore retains a 100% first loss position on each multi-family loan sold to FNMA under the program until the earlier to occur of (i) the aggregate approved losses on multi-family loans sold to FNMA reaching the maximum loss exposure for the portfolio as a whole or (ii) all of the loans sold to FNMA under the program being fully paid off.

At December 31, 2013 and 2012, the Company serviced $4.3 billion and $7.5 billion, respectively, of multi-family loans for FNMA that had been sold to FNMA under this program. These loans had a credit loss exposure of $159.0 million and $160.0 million as of December 31, 2013 and 2012, respectively. Losses, if any, resulting from any representation or warranty defaults would be in addition to the credit loss exposure. The servicing asset for these loans was completely amortized in 2012.

The Company has established a liability related to the fair value of the retained credit exposure for multi-family loans sold to FNMA. This liability represents the amount the Company estimates it would have to pay a third party to assume the retained recourse obligation. The estimated liability also represents the present value of the estimated losses the portfolio is projected to incur based upon specific internal information and an industry-based default curve with a range of estimated losses. At December 31, 2013 and 2012, the Company had a liability of $68.0 million and $122.7 million, respectively, related to the fair value of the retained credit exposure for loans sold to FNMA under this program.

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

Equity-Method Investments

Income from equity method investments remained relatively flat with a decrease of $1.7 million for the year ended December 31, 2013 compared to 2012. Equity-method investments primarily consist of the Company's equity-method investment in SCUSA.

BOLI

BOLI income represents fluctuations in the cash surrender value of life insurance policies on certain employees. The Bank is the beneficiary and recipient of the insurance proceeds. Income from BOLI remained relatively flat with a decrease of $1.6 million for the year ended December 31, 2013 compared to 2012.

Net Gains / Losses on the Sale of Investment Securities

Net gains on sales of investment securities recognized in earnings were $9.5 million and $100.9 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. The year ended December 31, 2013 included the sale of CMOs with a book value of $4.1 billion for a gain of $69.0 million, corporate debt securities with a book value of $905.7 million for a gain of $34.7 million, the sale of MBS, including CMOs with a book value of $2.3 billion for a loss of $24.2 million, and fair market value changes on derivative positions related to investment securities sales.

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

Total general and administrative expenses increased $180.8 million, or 12.2%, for the year ended December 31, 2013, compared to the same period in 2012. Factors contributing to this increase are as follows:

•	Compensation and benefit expenses increased $42.6 million for the year ended December 31, 2013 compared to 2012 mainly due to an increase in employee headcount.

•	Occupancy and equipment expenses increased $47.6 million for the year ended December 31, 2013 compared to 2012, largely due to branch improvements associated with the rebranding in 2013.

•	Technology services expenses increased $14.6 million for the year ended December 31, 2013 compared to 2012, due to the continuing maintenance and support of the Company's IT systems.

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

•
Trust PIERS litigation accrual decreased $258.5 million, due to the magistrate judge's recommendation on damages related to the Trust PIERS, which resulted to the Company's recognition of $258.5 million pre-tax income reduction during the third quarter of 2012.

INCOME TAX PROVISION / (BENEFIT)

An income tax provision of $160.3 million was recorded for the year ended December 31, 2013, compared to an income tax benefit of $106.4 million for the year ended December 31, 2012, resulting in an effective tax rate of 20.3% for 2013 compared to (23.4)% for 2012. The effective tax rate for 2013 was impacted by dividends from SCUSA and investment tax credits from a new investment in a VIE. The effective tax rate for 2012 was also impacted by dividends from SCUSA and investment tax credits from direct financing lease transactions. Excluding the impact of these items, the Company's effective tax rates for 2013 and 2012 would have been 29.5% and 27.6%, respectively. See Note 14 to the Consolidated Financial Statements for a reconciliation of the Company's effective tax rate to the statutory federal rate of 35%.

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

LINE OF BUSINESS RESULTS

General

The Company's segments consist of Retail Banking, Auto Finance & Alliances, Real Estate & Commercial Banking, and GBM. The Company also had a significant equity-method investment in SCUSA through 2013. See Note 24 to the Consolidated Financial Statements for additional information with respect to the Company's reporting segments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the first quarter of 2013, internal FTP guidelines and methodologies were revised to align with Santander corporate criteria for internal management reporting. This change included implementation of contract-level liquidity premium methodology replacing the weighted average life method assumptions used in 2012 for internal management reporting. These changes in internal FTP guidelines and methodologies impact all reportable segments. However, the impact varies based on the reportable segment's product portfolio composition.

Results Summary

Retail Banking

The Retail Banking segment's net interest income increased $42.9 million to $759.1 million for 2013 compared to 2012. This increase was primarily due to Retail Banking’s strategy of growing lower cost, transactional deposits while decreasing its reliance on higher cost CDs. The net spread on a match-funded basis for this segment was 1.2% in 2013, compared to 1.1% in 2012. The average balance of the Retail Banking segment's gross loans was $19.1 billion in 2013 compared to $21.1 billion in 2012. The average balance of deposits was $37.3 billion in 2013, compared to $36.0 billion in 2012. The average assets balance of this segment was $19.6 billion in 2013, compared to $22.0 billion in 2012. Total non-interest income decreased $18.2 million to $393.4 million in 2013, primarily due to a decrease in deposit fees caused by reduced funds availability charges. The provision for credit losses decreased $123.8 million to $148.2 million for 2013 compared to 2012, primarily due to Chapter 7 bankruptcy loans and the GSE reserve allocated to the Retail Banking segment in 2012 that did not recur in 2013. Total expenses increased $32.2 million to $896.5 million for 2013 compared to 2012, primarily due to increased compensation and benefit expenses resulting from higher employee headcount within the Retail Banking segment and increased costs for rebranding. Income before taxes increased $116.3 million to $107.9 million for 2013 compared to 2012.

Auto Finance & Alliances

The Auto Finance & Alliances segment's net interest income increased $8.3 million to $62.4 million for 2013 compared to 2012. The net spread on a match-funded basis for this segment was 3.6% in 2013, compared to 3.5% in 2012. The average balance of gross loans in 2013 and 2012 was $1.8 billion. The average deposits balance was $62.7 million in 2013, compared to $53.1 million in 2012. Total average assets increased to $1.9 billion in 2013 from $1.8 billion in 2012. Total expenses increased $6.8 million to $19.7 million for 2013 compared to 2012. Income before taxes was $41.9 million in 2013, compared to $44.0 million in 2012.

Real Estate & Commercial Banking

Net interest income for the Real Estate & Commercial Banking segment decreased $10.2 million to $450.1 million for the year ended December 31, 2013 compared to 2012. The net spread on a match-funded basis was 1.8% for both 2013 and 2012. Average gross loans were $22.0 billion in 2013, compared to $21.3 billion in 2012. Average deposits were $8.7 billion in 2013, compared to $8.4 billion in 2012. Total average assets were $21.7 billion in 2013 compared to $21.0 billion in 2012. Total non-interest income increased $36.0 million to $119.3 million in 2013 compared to 2012, primarily due to higher commercial loan fees caused by higher syndication fee income and an increase in loan originations during 2013. The provision for credit losses decreased $36.9 million to a release of $47.9 million in 2013 compared to 2012, primarily due to a $39.0 million release stemming from the Real Estate segment as LTV ratios kept improving and one-off recoveries took place. Total expenses increased $27.1 million in 2013 compared to 2012, partially due to the increase in employee headcount. Income before taxes was $444.9 million in 2013, compared to $409.3 million in 2012.

GBM

Net interest income for the GBM segment increased $27.8 million in 2013 compared to 2012. The net spread on a match-funded basis for this segment was 2.5% in 2013, compared to 2.3% in 2012. Average gross loans were $7.1 billion in 2013 compared to $6.6 billion in 2012. Average deposits were $0.8 billion in 2013, compared to $1.1 billion in 2012. The total average assets balance in 2013 was $8.2 billion, compared to $7.5 billion in 2012. Total non-interest income increased $20.7 million to $81.7 million in 2013 compared to 2012. The provision for credit losses decreased $15.9 million to a release of $0.9 million in 2013 compared to 2012, primarily due to improving credit trends that resulted in the release of provisions during the fourth quarter of 2013. Total expenses increased $8.3 million to $56.9 million in 2013 compared to 2012. Income before taxes was $190.5 million in 2013, compared to $134.4 million in 2012.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other

Net interest income for the Other category decreased $229.2 million to $77.4 million in 2013 compared to 2012, partially due to the sale of investment securities during the year. Total non-interest income decreased $95.6 million to $38.7 million in 2013 compared to 2012, primarily due to losses from the sales of investment securities, which also resulted in the recognition of OTTI during the second quarter of 2013. Release for credit losses was $55.1 million in 2013, compared to a provision for credit losses of $118.0 million in 2012. Total expenses decreased $273.9 million to $621.2 million in 2013 compared to 2012, largely due to the decrease in the Trust PIERS litigation accrual that occurred in 2012, as well as a loss on debt extinguishment that occurred in 2012. Income before taxes for the Other category increased $122.2 million to a loss of $449.9 million in 2013 from a loss of $572.1 million in 2012.

SCUSA

The 2013 and 2012 results for SCUSA represent a full year of income as an equity method investment. The Company's investment balance in SCUSA as of December 31, 2013 was $2.9 billion, compared to $2.7 billion at December 31, 2012.

Impact of segment changes to  Item 8 - Financial Segments and Supplementary Data, Footnote No. 22 of the 2013 Annual Report on Form 10-K.

CRITICAL ACCOUNTING POLICIES

MD&A is based on the consolidated financial statements and accompanying notes that have been prepared in accordance with GAAP. The significant accounting policies of the Company are described in Note 1 to the Consolidated Financial Statements. The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates. Certain policies inherently have a greater reliance on the use of estimates, assumptions and judgments, and accordingly, have a greater possibility of producing results that could be materially different than originally reported. However, the Company is not currently aware of any likely events or circumstances that would result in materially different results. Management identified accounting for consolidation, business combinations, allowance for loan and lease losses and the reserve for unfunded lending commitments, goodwill, derivatives and hedging activities and income taxes as the Company's most critical accounting policies and estimates, in that they are important to the portrayal of the Company's financial condition and results and require management’s most difficult, subjective and complex judgments as a result of the need to make estimates about the effects of matters that are inherently uncertain.

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

In July 2009, Santander contributed SCUSA to the Company.  SCUSA's results of operations were consolidated with the Company's from January 2009 until December 31, 2011. As of December 31, 2011, SCUSA was accounted for as an equity-method investment. The Company continued to account for SCUSA as an equity-method investment through December 31, 2013. Refer to Note 8, Equity Method Investments, Variable Interest Entities and Securitizations to the Consolidated Financial Statements for discussion of the re-consolidation of SCUSA effective in January 2014.

In accordance with ASC 810-10, Consolidation, the Company performs an analysis on a quarterly basis of each variable interest to determine if it is considered to be the primary beneficiary of the VIE. Those entities in which the Company is considered the primary beneficiary are consolidated, and, accordingly, the entity's assets, liabilities, revenues and expenses are included in the Company's consolidated financial statements. As of December 31, 2013, there were no VIEs for which the Company was considered the primary beneficiary. See Note 8 to the Consolidated Financial Statements for further discussion.

Investments in non-consolidated affiliates, including SCUSA and VIEs, are generally accounted for using the equity-method.

Business Combinations

The Company accounts for business combinations using the acquisition method of accounting and records the identifiable assets, liabilities and any non-controlling interests of the acquired business at their acquisition date fair values. The excess of the purchase price over the estimated fair value of the net assets acquired is recorded as goodwill. Any changes in the estimated fair values of the net assets recorded prior to the finalization of a more detailed analysis, but not to exceed one year from the date of acquisition, will change the amount of the purchase price allocable to goodwill.  Any subsequent changes to any purchase price allocations that are material to the Company’s consolidated financial statements will be adjusted retrospectively. All acquisition related costs are expensed as incurred. The application of business combination including the determination of the fair value of the net assets acquired requires the use of significant estimates and assumptions. Please see related discussion on Goodwill below.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Allowance for Loan Losses and Reserve for Unfunded Lending Commitments

The allowance for loan and lease losses and reserve for unfunded lending commitments represent management's best estimate of probable losses inherent in the loan portfolio. The adequacy of SHUSA's allowance for loan and lease losses and reserve for unfunded lending commitments is regularly evaluated. This evaluation process is subject to several estimates and applications of judgment. Management's evaluation of the adequacy of the allowance to absorb loan and lease losses takes into consideration the risks inherent in the loan portfolio, past loan loss experience, loans that have loss potential, delinquency trends, economic conditions, the level of originations and other relevant factors. Management also considers loan quality, changes in the size and character of the loan portfolio, the amount of non-performing loans, and industry trends. Changes in these estimates could have a direct material impact on the provision for credit losses recorded in the Consolidated Statements of Operations and/or could result in a change in the recorded allowance and reserve for unfunded lending commitments. The loan portfolio also represents the largest asset on the Consolidated Balance Sheet. Note 1 to the Consolidated Financial Statements describes the methodology used to determine the allowance for loan losses and reserve for unfunded lending commitments in the Consolidated Balance Sheet. A discussion of the factors driving changes in the amount of the allowance for loan losses and reserve for unfunded lending commitments for the periods presented is included in the Credit Risk Management section of this MD&A.

The allowance for loan and lease losses consists of two elements: (i) an allocated allowance, which is comprised of allowances established on loans individually evaluated for impairment (specific reserves) and loans collectively evaluated for impairment (general reserves) based on historical loan loss experience adjusted for current trends general economic conditions and other risk factors, and (ii) an unallocated allowance to account for a level of imprecision in management's estimation process. Reserve levels are collectively reviewed for adequacy and approved quarterly by Board-level committees.

The Company's allocated reserves are principally based on its various models subject to the Company's Model Risk Management framework. New models are approved by the Company's Models Committee, and inputs are reviewed periodically by the Company's internal audit function. Models, inputs and documentation are further reviewed and validated at least annually, and the Company completes a detailed variance analysis of historical model projections against actual observed results on a quarterly basis. Required actions resulting from the Company's analysis, if necessary, are governed by its Allowance for Loan and Lease Losses Committee.

The Company's unallocated allowance is no more than 5% of the overall allowance. This is considered to be reasonably sufficient to absorb imprecisions of models to otherwise provide for coverage of inherent losses in the Company's entire loan and lease portfolio. Imprecisions include loss factors inherent in the loan portfolio that may not have been discreetly contemplated in the general and specific components of the allowance, as well as potential variability in estimates. Period-to-period changes in the Company's historical unallocated allowance for loan and lease loss positions are considered in light of these factors.

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

As more fully described in Note 24 to the Consolidated Financial Statements, during the second quarter of 2014, the Company reorganized its management reporting structure in order to better align management teams and resources with the business goals of the Company and to provide enhanced customer service to its clients. Consequently, segment reporting and goodwill reporting units were updated to reflect this change. In connection with the reorganization, management reallocated its goodwill to its reporting units using a relative fair value allocation approach in accordance with applicable accounting guidance. As of December 31, 2014, the reporting units with assigned goodwill were the Retail Banking, Auto Finance & Alliances, Real Estate & Commercial Banking, GBM, and SCUSA. The Other category is comprised of various earnings from the investment portfolio, interest from non-strategic assets portfolio, interest expense from the Company's borrowings, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Under ASC 350, Intangibles - Goodwill and Other, an entity's goodwill impairment analysis must be completed in two steps unless the entity determines, based on certain qualitative factors, that it is more likely than not (that is, a likelihood of more than 50 percent) that the fair value of a reporting unit is greater than its carrying amount, including goodwill. In that case the two-step process may be bypassed. It is worth noting that an entity has an unconditional option to bypass the preceding qualitative assessment (often referred to as "Step 0") for any reporting unit in any period and proceed directly to the first step of the goodwill impairment test. The Company did not apply the provisions of Step 0 in its 2013 or 2014 goodwill impairment analyses.

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

When required, the second step of testing involves calculating the implied fair value of each of the affected reporting units. The implied fair value of goodwill is determined in the same manner as the amount of goodwill that is recognized in a business combination, which is the excess of the fair value of the reporting unit determined in step one over the fair value of the net assets and identifiable intangibles as if the reporting unit were being acquired. If the implied fair value of goodwill is in excess of the reporting unit's allocated goodwill amount, then no impairment charge is required. If the amount of goodwill allocated to the reporting unit exceeds the implied fair value of the goodwill, an impairment charge is recognized for the excess. A recognized impairment charge cannot exceed the amount of goodwill allocated to a reporting unit and cannot subsequently be reversed even if the fair value of the reporting unit recovers. As the fair value of all of the Company's reporting units with goodwill assigned exceeded their carrying amounts, the Company was not required to perform the second step of the analysis in its 2013 or 2014 goodwill impairment analyses.

Goodwill impairment testing involves management's judgment, to the extent that it requires an assessment of whether the carrying value of the reporting unit can be supported by its fair value. This is done using widely-accepted valuation techniques, such as the market approach (earnings and price-to-book value multiples of comparable public companies) and the income approach (the DCF method).

The Company uses both of these methodologies to determine its goodwill impairment. Several factors are taken into account, including actual operating results, future business plans, economic projections, and market data.

The market approach included earnings and price-to-book value multiples of comparable public companies which were applied to the earnings and equity for all of the Company's reporting units. In addition, a market capitalization plus control premium approach was applied to the Company's SCUSA reporting unit.

In connection with the market capitalization plus control premium approach applied to the Company's SCUSA reporting unit, the Company examined SCUSA's market capitalization to derive a range of operating values based on average stock prices over various time intervals near the valuation date. The Company also considered various equity analyst reports published shortly before the valuation date and utilized a control premium of 35%, which was determined by reviewing historical auto loan industry control premiums over the last three years.

The DCF method of the income approach incorporated the reporting units' forecasted cash flows, including a terminal value to estimate the fair value of cash flows beyond the final year of the forecasts. The discount rates utilized to obtain the net present value of the reporting units' cash flows were estimated using a capital asset pricing model. Significant inputs to this model include a risk-free rate of return, beta (which is a measure of the level of non-diversifiable risk associated with comparable companies for each specific reporting unit), market equity risk premium, and, in certain cases, additional premium for size and/or unsystematic Company specific risk factors. The Company utilized discount rates that it believes adequately reflect the risk and uncertainty in the financial markets. The Company estimated expected rates of equity returns based on historical market returns and risk/return rates for similar industries of the reporting unit. The Company uses its internal forecasts to estimate future cash flows, so actual results may differ from forecasted results.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The results of the income and market approaches were weighted equally to arrive at the final fair value of each reporting unit.

The Company completed its annual goodwill impairment test as of October 1, 2014, and the results of the 2014 impairment test validated that the fair values exceeded the carrying values for the reporting units which had goodwill at the testing date. As of October 1, 2014, the fair value of the Retail Banking, Auto Finance & Alliances, Real Estate & Commercial Banking, and GBM & Large Corporate reporting units each substantially exceeded their carrying values by at least 10%. For the SCUSA reporting unit, the fair value exceeded its carrying value by approximately 5%. The following table shows the allocation of goodwill to the reporting units for purposes of goodwill impairment testing:

	Retail Banking	Auto Finance & Alliances	Real Estate & Commercial Banking	GBM & Large Corporate	SCUSA	Total
December 31, 2014	(in thousands)
Goodwill	$1,815,729	$71,522	$1,406,048	$131,130	$5,467,582	$8,892,011

All of the preceding fair value determinations require considerable judgment and are sensitive to changes in underlying assumptions and factors. As a result, there can be no assurance that the estimates and assumptions made for purposes of the annual goodwill impairment test will prove to be accurate predictions in the future. Examples of events or circumstances that could reasonably be expected to negatively affect the underlying key assumptions and ultimately impacts the estimated fair value of the aforementioned reporting units include such items as:

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

During 2014 and 2013, the Company had cash flow and fair value hedges recorded in the Consolidated Balance Sheet as “Other assets” or “Other liabilities,” as applicable. For both fair value and cash flow hedges, certain assumptions and forecasts related to the impact of changes in interest rates, foreign exchange and credit risk on the fair value of the derivative and the item being hedged must be documented at the inception of the hedging relationship to demonstrate that the derivative instrument will be effective in hedging the designated risk. If these assumptions or forecasts do not accurately reflect subsequent changes in the fair value of the derivative instrument or the designated item being hedged, the Company might be required to discontinue the use of hedge accounting for that derivative instrument. Once hedge accounting is terminated, all subsequent changes in the fair market value of the derivative instrument must be recorded in earnings, possibly resulting in greater volatility in earnings. If outstanding derivative positions that qualified for hedge accounting as of December 31, 2014 were no longer considered effective, and thus did not qualify for hedge accounting, the impact in 2014 would have been to lower pre-tax earnings by a net of $11.7 million.

Income Taxes

Deferred taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates that apply or will apply to taxable income in the years in which those temporary differences are expected to reverse or be realized. The effect of a change in tax rates on deferred tax assets and liabilities is recognized as income or expense in the period that includes the enactment date. A valuation allowance will be established if the Company determines that it is more likely than not that a deferred tax asset will not be realized. This requires periodic analysis of the carrying amount of deferred tax assets and when the deferred tax assets will be realized in future periods. Consideration is given to all positive and negative evidence related to the realization of the deferred tax assets. The critical assumptions used in the Company's deferred tax asset valuation allowance analysis were as follows: (a) the expectations of future earnings (b) estimates of the Company's long-term annual growth rate, based on the Company's long-term economic outlook in the U.S.; (c) estimates of the dividend income payout ratio from the Company's consolidated subsidiary, SCUSA, based on the current policies and practices of SCUSA; (d) estimates of book income to tax income differences, based on the analysis of historical differences and the historical timing of the reversal of temporary differences; (e) the ability to carry back losses to recoup taxes previously paid; (f) estimates of tax credits to be earned on current investments, based on the Company's evaluation of the credits applicable to each investment; (g) experience with operating loss and tax credit carry-forwards not expiring unused; (h) estimates of applicable state tax rates based on current/most recent enacted tax rates and state apportionment calculations; (i) tax planning strategies and (j) current tax laws. Significant judgment is required to assess future earnings trends and the timing of reversals of temporary differences.

The Company bases its expectations of future earnings, which are used to assess the realizability of its deferred tax assets, on financial performance forecasts of its operating subsidiaries and unconsolidated investees. The budgets and estimates used in these forecasts are approved by the Company's management, and the assumptions underlying the forecasts are reviewed at least annually and adjusted as necessary based on current developments or when new information becomes available. The updates made and the variances between the Company's forecasts and its actual performance have not been significant enough to alter the Company's conclusions with regards to the realizability of its deferred tax asset including the effect of the SCUSA transaction that occurred in 2011 and the Change in Control that occurred in the first quarter of 2014. The Company continues to forecast sufficient taxable income to fully realize its current deferred tax assets. Forecasted taxable income is subject to changes in overall market and global economic conditions.

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

FINANCIAL CONDITION

LOAN PORTFOLIO

The following table presents the composition of the Company’s loan portfolio by type of loan and by fixed and variable rates at the dates indicated:

			AT DECEMBER 31,
	2014		2013		2012		2011		2010
	BALANCE(2)	PERCENT	BALANCE(2)	PERCENT	BALANCE(2)	PERCENT	BALANCE(2)	PERCENT	BALANCE(2)	PERCENT
	(dollars in thousands)
Commercial real estate loans	$8,739,233	11.5%	$9,303,885	18.6%	$10,034,868	18.9%	$10,553,174	20.4%	$11,311,167	17.4%
Commercial and industrial loans and other	19,195,638	25.1%	14,628,240	29.2%	15,323,916	28.8%	12,235,399	23.7%	11,101,187	17.0%
Multi-family	8,705,890	11.4%	8,237,029	16.5%	7,572,555	14.2%	7,100,620	13.7%	6,746,558	10.3%
Total Commercial Loans	36,640,761	48.0%	32,169,154	64.3%	32,931,339	61.9%	29,889,193	57.8%	29,158,912	44.7%
Residential mortgages	6,969,309	9.2%	9,672,204	19.3%	11,244,409	21.0%	11,638,021	22.5%	11,179,713	17.2%
Home equity loans and lines of credit	6,206,980	8.1%	6,311,694	12.6%	6,638,466	12.5%	6,868,939	13.3%	7,005,539	10.7%
Total Consumer Loans secured by real estate	13,176,289	17.3%	15,983,898	31.9%	17,882,875	33.6%	18,506,960	35.8%	18,185,252	27.9%
Retail installment contracts and auto loans	22,475,665	29.5%	81,804	0.2%	295,398	0.6%	958,345	1.9%	16,714,124	25.6%
Personal unsecured loans	2,696,820	3.5%	493,785	1.0%	446,416	0.8%	364,588	0.7%	120,716	0.2%
Other (1)	1,303,279	1.7%	1,321,985	2.6%	1,676,325	3.1%	1,940,765	3.8%	988,943	1.5%
Total Consumer Loans	39,652,053	52.0%	17,881,472	35.7%	20,301,014	38.1%	21,770,658	42.2%	36,009,035	55.3%
Total Loans	$76,292,814	100.0%	$50,050,626	100.0%	$53,232,353	100.0%	$51,659,851	100.0%	$65,167,947	100.0%
Total Loans with:
Fixed	$45,661,781	59.9%	$23,541,953	47.0%	$24,899,616	46.8%	$26,632,842	51.6%	$41,555,482	63.8%
Variable	30,631,033	40.1%	26,508,673	53.0%	28,332,737	53.2%	25,027,009	48.4%	23,612,465	36.2%
Total Loans	$76,292,814	100.0%	$50,050,626	100.0%	$53,232,353	100.0%	$51,659,851	100.0%	$65,167,947	100.0%

(1) Primarily includes RV/marine portfolios in run-off.
(2) Balances include LHFS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Commercial

Commercial loans (excluding multi-family loans) increased approximately $4.0 billion, or 16.7%, from December 31, 2013 to December 31, 2014. This increase was primarily due to new loans originated within the GBM portfolio. In addition, approximately $900.0 million of the increase represented commercial and industrial and commercial real estate loans added in connection with the Change in Control during the first quarter of 2014.

Multi-family loans increased $468.9 million, or 5.7%, from December 31, 2013 to December 31, 2014. This increase was primarily due to the Company's 2014 repurchase of $898.5 million of performing multifamily loans that had been previously sold, with servicing retained, to the FNMA. This increase was offset by prepayments and run-off in the portfolio.

The following table presents the contractual maturity of the Company’s commercial loans at December 31, 2014:

	AT DECEMBER 31, 2014, MATURING
	In One Year Or Less	One to Five Years	After Five Years	Total(1)
	(in thousands)
Commercial real estate loans	$1,689,191	$5,125,682	$1,924,360	$8,739,233
Commercial and industrial loans	7,143,576	10,141,595	1,910,467	19,195,638
Multi-family loans	488,298	5,780,884	2,436,708	8,705,890
Total	$9,321,065	$21,048,161	$6,271,535	$36,640,761
Loans with:				—
Fixed rates	$2,191,711	$8,597,634	$3,187,766	$13,977,111
Variable rates	7,356,956	12,303,903	3,002,791	22,663,650
Total	$9,548,667	$20,901,537	$6,190,557	$36,640,761
(1) Includes LHFS.

Consumer

Consumer loans secured by real estate, including LHFS, decreased $2.8 billion, or 17.6%, from December 31, 2013 to December 31, 2014. The primary driver of this decrease was related to loan sales during the third quarter of 2014 which included the NPL sale of approximately $484.2 million and the loan securitization transaction of approximately $2.1 billion. Refer to FN5 of these Consolidated Financial Statements for additional information.

The consumer loan portfolio not secured by real estate increased $24.6 billion, or 1,295.2%, from December 31, 2013 to December 31, 2014. The driver of this increase was the retail installment contract and personal loans portfolios consolidated due to the Change in Control in the first quarter of 2014.

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

The Internal Audit group conducts ongoing independent reviews of the credit quality of the Company’s loan portfolios and credit management processes to ensure the accuracy of the risk ratings and adherence to established policies and procedures, verify compliance with applicable laws and regulations, provide objective measurement of the risk inherent in the loan portfolio, and ensure that proper documentation exists. The results of these periodic reviews are reported to business line management, Risk Management and the Audit Committee of both the Company and the Bank. The Company maintains a classification system for loans that identifies those requiring a higher level of monitoring by management because of one or more factors, including borrower performance, business conditions, industry trends, the nature of the collateral, collateral margin, economic conditions, or other factors. Loan credit quality is always subject to scrutiny by line management, credit professionals, and Internal Audit.

The following discussion summarizes the underwriting policies and procedures for the major categories within the loan portfolio and addresses SHUSA’s strategies for managing the related credit risk. Additional credit risk management related considerations are discussed further in the "Allowance for Loan Losses" section of this MD&A.

Commercial Loans

Commercial loans principally represent commercial real estate loans (including multi-family loans), loans to commercial and industrial customers, and automotive dealer floor plan loans. Credit risk associated with commercial loans is primarily influenced by prevailing and expected economic conditions and the level of underwriting risk SHUSA is willing to assume. To manage credit risk when extending commercial credit, the Bank focuses on assessing the borrower’s capacity and willingness to repay and obtaining sufficient collateral. Commercial and industrial loans are generally secured by the borrower’s assets and by personal guarantees. Commercial real estate loans are originated primarily within the Mid-Atlantic, New York, and New England market areas and are secured by real estate at specified LTVs and often by a guarantee of the borrower.

Management closely monitors the composition and quality of the total commercial loan portfolio to ensure that significant credit concentrations by borrowers or industries are mitigated. At December 31, 2014 and 2013, 20.1% and 17.6%, respectively, of the commercial loan portfolio, excluding multi-family, was unsecured.

Consumer Loans Secured by Real Estate

Credit risk in the direct and indirect consumer loan portfolio is controlled by strict adherence to underwriting standards that consider debt-to-income levels, the creditworthiness of the borrower, and collateral values. In the home equity loan portfolio, CLTV ratios are generally limited to 90% for both first and second liens. SHUSA originates and purchases fixed-rate and adjustable rate residential mortgage loans that are secured by the underlying 1-4 family residential properties. Credit risk exposure in this area of lending is minimized by the evaluation of the creditworthiness of the borrower, including debt-to-equity ratios, credit scores, and adherence to underwriting policies that emphasize conservative loan-to-value ratios of generally no more than 80%. Residential mortgage loans originated or purchased in excess of an 80% LTV ratio are generally insured by private mortgage insurance, unless otherwise guaranteed or insured by the Federal, state, or local government. SHUSA also utilizes underwriting standards which comply with those of FHLMC or FNMA. Credit risk is further reduced, since a portion of the Company’s fixed-rate mortgage loan production is sold to investors in the secondary market without recourse.

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

NON-PERFORMING ASSETS

Non-performing assets increased during the period, to $1.8 billion, or 1.5% of total assets, at December 31, 2014, compared to $1.1 billion, or 1.4% of total assets, at December 31, 2013, due to the loan portfolios acquired in the Change in Control. NPL in the majority of other portfolios decreased during the period.

Nonperforming assets consist of nonaccrual loans and leases, which represent loans and leases no longer accruing interest, OREO properties, and other repossessed assets. When interest accruals are suspended, accrued interest income is reversed, with accruals charged against earnings. The Company generally places all commercial loans and consumer loans secured by real estate on nonaccrual status at 90 days past due for interest, principal or maturity, or earlier if it is determined that the collection of principal or interest on the loan is in doubt. For certain individual portfolios, including the retail installment contract portfolio, nonaccrual status may begin at 60 days past due. Personal unsecured loans, including credit cards, generally continue to accrue interest until they are 180 days delinquent, at which point they are charged-off and all interest is removed from interest income.

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

Commercial

Commercial non-performing loans decreased $136.1 million from December 31, 2013 to December 31, 2014. At December 31, 2014, commercial non-performing loans accounted for 0.6% of total commercial loans, compared to 1.2% of total commercial loans at December 31, 2013. The decrease was primarily attributable to overall improvements in credit quality, including decreased delinquencies, TDRs, and net charge-offs.

Consumer Secured by Real Estate

The following table shows non-performing loans compared to total loans outstanding for the residential mortgage and home equity portfolios as of December 31, 2014 and December 31, 2013, respectively:

	December 31, 2014		December 31, 2013
	Residential mortgages (1)	Home equity loans and lines of credit	Residential mortgages (1)	Home equity loans and lines of credit
	(dollars in thousands)
NPLs	$231,316	$142,026	$473,566	$141,961
Total loans	$6,969,309	$6,206,980	$9,672,204	$6,311,694
NPLs as a percentage of total loans	3.3%	2.3%	4.9%	2.2%
NPLs in foreclosure status	38.9%	13.7%	41.7%	13.4%
(1) Includes LHFS

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The NPL ratio is significantly higher for the Company's residential mortgage loan portfolio compared to its home equity loans and lines of credit portfolio due to a number of factors, including: the prolonged workout and foreclosure resolution processes for residential mortgage loans; differences in risk profiles; and mortgage loans located outside the Northeast and Mid-Atlantic United States.

Resolution challenges with low foreclosure sales continue to impact both residential mortgage and consumer loans secured by real estate portfolio NPL balances, but foreclosure inventory decreased quarter-over-quarter. The foreclosure moratorium was lifted and activity resumed in the fourth quarter of 2011, but delays in Pennsylvania, New Jersey, New York, and Massachusetts continued to limit the decline in NPL balances in 2014. As of December 31, 2014, foreclosures in all states except Delaware and Washington, D.C. were moving forward. Both Delaware and Washington, D.C. are delayed due to new legal complexities surrounding documentation required to initiate new foreclosure proceedings.

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

The following table represents the concentration of foreclosures by state as a percentage of total foreclosures at December 31, 2014 and December 31, 2013, respectively:

	December 31, 2014	December 31, 2013

New Jersey	29.9%	34.0%
New York	18.1%	18.2%
Pennsylvania	13.0%	14.3%
Massachusetts	11.7%	2.9%
All other states	27.3%	30.6%

The foreclosure closings issue has a greater impact on the residential mortgage portfolio than the home equity loans and lines of credit portfolio due to the larger volume of loans in first lien position in that portfolio which have equity upon which to foreclose. Exclusive of Chapter 7 bankruptcy NPL accounts, approximately 82.8% of the 90+ day delinquent loan balances in the residential mortgage portfolio are secured by a first lien, while only 46.8% of the 90+ day delinquent loan balances in the consumer real estate secured portfolio are secured by a first lien. Consumer real estate secured NPL loans may get charged off more quickly due to the lack of equity to foreclose from a second lien position.
The Alt-A segment consists of loans with limited documentation requirements which were originated through brokers outside the Bank's geographic footprint. At December 31, 2014 and December 31, 2013, the residential mortgage portfolio included the following Alt-A loans:

	December 31, 2014	December 31, 2013
	(dollars in thousands)

Alt-A loans	$637,327	$1,060,560
Alt-A loans as a percentage of the residential mortgage portfolio	9.1%	11.0%
Alt-A loans designated "out-of-footprint"	$250,591	$430,138
Alt-A loans designated as "out-of-footprint" as a percentage of Alt-A loans	39.3%	40.6%
Alt-A loans in NPL status	$67,668	$176,197
Alt-A loans in NPL status as a percentage of residential mortgage NPLs	29.3%	37.2%

The performance of the Alt-A segment has remained poor, averaging a 10.6% NPL ratio in 2014. Alt-A mortgage originations were discontinued in 2008 and have continued to run off at an average rate of 1.8% per month. Alt-A NPL balances represented 64.6% of the total residential mortgage loan portfolio NPL balance at the end of the first quarter of 2009, when the portfolio was placed in run-off, compared to 29.3% at December 31, 2014. As the Alt-A segment runs off and higher quality residential mortgages are added to the portfolio, the shift in product mix is expected to lower NPL balances.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Finally, the proportion of out-of-footprint loans is significantly higher in the residential mortgage portfolio than in the consumer loans secured by real estate portfolio. Historically, the NPL ratio for out-of-footprint loans has been higher compared with in-footprint lending. A total of $616.0 million, or 8.8%, of the residential mortgage loan portfolio was originated with collateral located outside the Bank’s geographic footprint as of December 31, 2014. Out-of-footprint NPL balances for the residential mortgage loan portfolio were $28.5 million, or 4.6% of out-of-footprint balances, as of December 31, 2014. The out-of-footprint NPL balance represented 12.3% of the total NPL balance of the residential mortgage loan portfolio. In comparison, the consumer loans secured by real estate portfolio has significantly less out-of-footprint loans, with a total of $40.0 million, or 0.6%, originated with collateral located outside the Bank’s geographic footprint. The out-of-footprint NPL balance represented only 1.3% of the total NPL balance for the consumer loans secured by real estate portfolio.

Consumer Not Secured by Real Estate

Retail installment contracts and amortizing term personal loans are classified as non-performing when they are greater than 60 days past due with respect to principal or interest. Except for loans accounted for using the fair value option, at the time a loan is placed on non-accrual status, previously accrued and uncollected interest is reversed against interest income. When an account is 60 days or less past due, it is returned to a performing status and the Company returns to accruing interest on the contract. The accrual of interest on revolving personal loans continues until the loan is charged off.

NPLs in the consumer loans not secured by real estate portfolio increased $976.4 million from December 31, 2013 to December 31, 2014. At December 31, 2014, NPLs not secured by real estate accounted for 3.7% of total consumer loans not secured by real estate, compared to 0.6% of total consumer loans not secured by real estate at December 31, 2013. The increase is attributable to the portfolios acquired in the Change in Control during the first quarter, which included non-prime loans.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the composition of non-performing assets at the dates indicated:

	2014	2013	2012	2011	2010
	(in thousands)
Non-accrual loans:
Commercial:
Commercial real estate	$167,780	$250,073	$291,236	$459,692	$653,221
Commercial and industrial and other	58,794	100,894	122,111	213,617	528,333
Multi-family	9,639	21,371	58,587	126,738	224,728
Total commercial loans	236,213	372,338	471,934	800,047	1,406,282
Consumer:
Residential mortgages	231,316	473,566	511,382	438,461	602,027
Consumer loans secured by real estate	142,026	141,961	170,486	108,075	125,310
Consumer not secured by real estate	986,954	10,544	18,874	12,883	592,650
Total consumer loans	1,360,296	626,071	700,742	559,419	1,319,987

Total non-accrual loans	1,596,509	998,409	1,172,676	1,359,466	2,726,269

Other real estate owned	65,051	88,603	65,962	103,026	143,149
Repossessed vehicles	136,136	—	—	—	—
Other repossessed assets	11,375	3,073	3,301	5,671	79,854
Total other real estate owned and other repossessed assets	212,562	91,676	69,263	108,697	223,003
Total non-performing assets	$1,809,071	$1,090,085	$1,241,939	$1,468,163	$2,949,272

Past due 90 days or more as to interest or principal and accruing interest	$93,152	$2,545	$3,052	$4,908	$169
Annualized net loan charge-offs to average loans (2)	2.6%	0.4%	1.0%	1.9%	2.0%
Non-performing assets as a percentage of total assets	1.5%	1.4%	1.5%	1.8%	3.3%
NPLs as a percentage of total loans	2.1%	2.0%	2.2%	2.6%	4.2%
Non-performing assets as a percentage of total loans, real estate owned and repossessed assets	2.4%	2.2%	2.3%	2.8%	4.5%
Allowance for credit losses as a percentage of total non-performing assets (1)	123.9%	96.7%	98.5%	91.3%	84.7%
Allowance for credit losses as a percentage of total NPLs (1)	140.4%	105.6%	104.3%	98.6%	91.6%

(1)
The allowance for credit losses is comprised of the allowance for loan losses and the reserve for unfunded lending commitments. The reserve for unfunded lending commitments is included in Other liabilities on the Consolidated Balance Sheets.

(2)	Annualized net loan charge-offs to average loans is calculated as annualized net loan charge-offs divided by the average loan balance.

Excluding loans past due which are classified as non-accrual, loans past due have increased from $388.4 million at December 31, 2013 to $2.6 billion at December 31, 2014.

No commercial loans were 90 days or more past due and still accruing interest as of December 31, 2014. Potential problem loans are loans not currently classified as NPLs for which management has doubts as to the borrowers’ ability to comply with the present repayment terms. These assets are principally loans delinquent more than 30 days but less than 90 days. Potential problem commercial loans totaled approximately $71.8 million and $83.4 million at December 31, 2014 and December 31, 2013, respectively. Potential problem consumer loans amounted to $3.4 billion and $378.1 million at December 31, 2014 and December 31, 2013, respectively. Management has included these loans in its evaluation and reserved for them during the respective periods.

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

The following table summarizes TDRs at the dates indicated:

	December 31, 2014	December 31, 2013
	(in thousands)
Performing
Commercial	$186,789	$152,615
Residential mortgage	83,597	446,678
Other consumer	1,847,403	57,313
Total performing	$2,117,789	$656,606
Non-performing
Commercial	74,308	97,220
Residential mortgage	70,624	192,794
Other consumer	232,307	57,023
Total non-performing	377,239	347,037
Total	$2,495,028	$1,003,643

Total non-performing TDRs increased $30.2 million from December 31, 2013 to December 31, 2014. This change was primarily attributable to the portfolios acquired in the Change in Control, which included non-prime loans.

Commercial

Performing commercial TDRs increased from 61.1% of total commercial TDRs at December 31, 2013 to 71.5% of total commercial TDRs at December 31, 2014. This improvement is attributable to improving credit quality among commercial borrowers, including improved aging and overall decreases in non-performing loans when compared with the prior year.

Residential Mortgages

Performing residential mortgage TDRs decreased from 69.9% of total residential mortgage TDRs at December 31, 2013 to 54.2% of total residential TDRs at December 31, 2014. This change was primarily due to the increased volume of mortgages held for investment as the Company continues the strategy of retaining most loan originations for investment, rather than sale.

Other Consumer Loans

Performing TDRs on other consumer loans, which includes home equity loans, home equity lines of credit, retail installment contracts, and other secured and unsecured lending, increased from 50.1% of total other consumer loan TDRs at December 31, 2013 to 88.8% of total other consumer loan TDRs at December 31, 2014. This change was primarily attributable to the portfolios acquired in the Change in Control.

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

If a customer’s financial difficulty is not temporary, we may agree, or be required by a bankruptcy court, to grant a modification involving one or a combination of the following: a reduction in interest rate, a reduction in the loan's principal balance, or an extension of the maturity date. The servicer also may grant concessions on our revolving personal loans in the form of principal or interest rate reductions or payment plans.

TDR activity in the personal loan and other consumer portfolios was negligible to overall TDR activity.

Delinquencies

At December 31, 2014 and 2013, the Company's delinquencies consisted of the following:

	December 31, 2014				December 31, 2013
	Consumer Loans Secured by Real Estate	Consumer Loans Not Secured by Real Estate	Commercial Loans	Total	Consumer Loans Secured by Real Estate	Consumer Loans Not Secured by Real Estate	Commercial Loans	Total
	(dollars in thousands)
Total Delinquencies	$488,911	$3,589,648	$175,459	$4,254,018	$779,404	$95,178	$270,812	$1,145,394
Total Loans Held for Investment	$12,980,555	$26,430,340	$36,621,667	$76,032,562	$15,872,881	$1,897,574	$32,151,222	$49,921,677
Delinquencies as a % of LHFI	3.8%	13.6%	0.5%	5.6%	4.9%	5.0%	0.8%	2.3%

Overall, commercial delinquencies have improved from prior year. Commercial delinquencies have decreased $95.4 million primarily due to overall improvements in credit quality.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ALLOWANCE FOR CREDIT LOSSES

The ACL is maintained at levels that management considers adequate to provide for losses based upon an evaluation of known and inherent risks in the loan portfolio. Management's evaluation takes into consideration the risks inherent in the portfolio, past loan loss experience, specific loans with loss potential, geographic and industry concentrations, delinquency trends, economic conditions, the level of originations and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance for credit losses may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

The following table presents the allocation of the ACL and the percentage of each loan type to total loans at the dates indicated:

	2014		2013		2012		2011		2010
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(in thousands)
Allocated allowance:
Commercial loans	$396,489	48%	$443,074	64%	$580,931	62%	$766,865	58%	$905,786	45%
Consumer loans	1,679,304	52%	363,647	36%	407,259	38%	292,816	42%	1,275,982	55%
Unallocated allowance	33,024	imm.	27,616	imm.	25,279	imm.	23,811	imm.	15,682	imm.
Total allowance for loan losses	$2,108,817	100%	$834,337	100%	$1,013,469	100%	$1,083,492	100%	$2,197,450	100%
Reserve for unfunded lending commitments	132,641		220,000		210,000		256,485		300,621
Total allowance for credit losses	$2,241,458		$1,054,337		$1,223,469		$1,339,977		$2,498,071
General

The ACL increased $1.2 billion from December 31, 2013 to December 31, 2014 and increased as a percentage of total loans to 2.9% at December 31, 2014 compared to 2.1% at December 31, 2013. The increase in the ACL can be attributed to the increase in the Company's retail and personal loan portfolios, which is primarily due to the Change in Control in the first quarter of 2014.

Management regularly monitors the condition of the Company's portfolio, considering factors such as historical loss experience, trends in delinquency and non-performing loans, changes in risk composition and underwriting standards, the experience and ability of staff, and regional and national economic conditions and trends.

The risk factors inherent in the ACL are continuously reviewed and revised by management when conditions indicate that the estimates initially applied are different from actual results. The Company also performs a comprehensive analysis of the ACL on a quarterly basis. In addition, a review of allowance levels based on nationally published statistics is conducted quarterly.

The factors supporting the allowance for credit losses do not diminish the fact that the entire ACL is available to absorb losses in the loan portfolio and related commitment portfolio. The Company’s principal focus is to ensure the adequacy of the total ACL.

The ACL is subject to review by banking regulators. The Company’s primary bank regulators regularly conduct examinations of the ACL and make assessments regarding its adequacy and the methodology employed in its determination.

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

If a loan is identified as impaired and is not collateral-dependent, impairment is measured based on a DCF methodology.

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

The portion of the allowance for loan losses related to the commercial portfolio decreased from $443.1 million at December 31, 2013 (1.38% of commercial loans) to $396.5 million at December 31, 2014 (1.08% of commercial loans). The primary factor resulting in this decrease is that the portfolio risk distribution has shown improvement related to portfolio credit quality (lower levels of classified and non-accruing loans). In addition, there has been a decrease in probability of default rates associated with commercial loans that have resulted in a decrease in reserve balances.

In the normal course of business, the Company reviews and updates its models to ensure that it is using the best available information in determining its ACL. During the second quarter of 2014, the Company completed and tested a new allowance model for the SREC portfolio. The new model is internally-calibrated using the Bank's own portfolio and historical experience, compared to the prior model which used third-party data of portfolios that encompassed the Bank's portfolio but also included portfolios of a broader population. The implementation of this model, along with continued improvement in the credit quality of the SREC portfolio and the overall credit environment, resulted in the Company recording a release of provision in the amount of $76.8 million.

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

Residential mortgages and any portion of a home equity loan or line of credit not adequately secured by collateral are generally charged-off when deemed to be uncollectible or delinquent 180 days or more (120 days for closed-end consumer loans not secured by real estate), whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment likelihood include: a loan that is secured by collateral and is in the process of collection; a loan supported by a valid guarantee or insurance; or a loan supported by a valid claim against a solvent estate. Auto loans are charged off when an account becomes 120 days delinquent if the Company has not repossessed the vehicle. The Company charges off accounts in repossession when the automobile is repossessed and legally available for disposition. Credit cards that are 180 days delinquent are charged-off and all interest is removed from interest income.

As of December 31, 2014, the Company had $701.8 million and $5.3 billion of consumer home equity loans and lines of credit, which included $310.2 million and $3.0 billion, or 44.2% and 56.3%, in junior lien positions, respectively. As a result of the update to the home equity model completed and fully implemented in the first half of 2014, the Company switched from analyzing loss severity rates using a 150-day period to a 90-day period. Loss severity rates on these consumer home equity loans and lines of credit in junior lien positions, using the 90-day period, were 57.0% and 69.4%, respectively, as of December 31, 2014.

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

The Company considers the delinquency status of its senior liens in cases in which the Company services the lien. The Company currently services the senior lien on 24.1% of junior lien home equity principal balances. Of the junior lien home equity loan and line of credit balances that are current, 2.0% have a senior lien that is one or more payments past due. When the senior lien is delinquent but the junior lien is current, allowance levels are adjusted to reflect loss estimates consistent with the delinquency status of the senior lien. The Company also extrapolates these impacts to the junior lien portfolio when the senior lien is serviced by another investor and the delinquency status of that senior lien is unknown. Beginning in 2014, the Company began considering the actual delinquency status of senior liens serviced by other servicers through the use of credit bureau data.

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

Depository and lending institutions in the U.S. generally are expected to experience a significant volume of home equity lines of credit that will be approaching the end of their draw periods over the next several years, following the growth in home equity lending experienced during 2003 through 2007. As a result, many of these home equity lines of credit will either convert to amortizing loans or have principal due as balloon payments. The percentage of the Company's current home equity lines of credit that are expected to reach the end of their draw periods prior to December 31, 2018 is approximately 3.4% and not considered significant. The Company's home equity lines of credit are generally open-ended, revolving loans with fixed-rate lock options and draw periods of up to 10 years, along with amortizing repayment periods of up to 15 years. We currently do not monitor delinquency rates differently for amortizing and non-amortizing lines, but instead segment our home equity line of credit portfolio by certain other risk characteristics which we monitor, along with several credit quality metrics including delinquency, FICO and LTV ratio. Our home equity lines of credit are generally underwritten considering fully drawn and fully amortizing levels. As a result, we currently do not anticipate a significant deterioration in credit quality when these home equity lines of credit begin to amortize. We are currently enhancing our data capabilities to monitor home equity line of credit delinquency trends by amortizing and non-amortizing status, and will look to expand our disclosures in future filings to discuss any significant delinquency trends affecting the Company's home equity portfolios when this information becomes available.

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

The allowance for consumer loans was $1.7 billion and $363.6 million at December 31, 2014 and December 31, 2013, respectively. The allowance as a percentage of consumer loans was 4.24% at December 31, 2014 and 2.03% at December 31, 2013. The increase is primarily related to additional allowance recorded for the loan portfolio acquired during the Change in Control in the first quarter of 2014.

Unallocated

Additionally, the Company reserves for certain inherent, but undetected, losses that are probable within the loan portfolio. The Company's unallocated allowance is no more than 5% of the overall allowance. This is considered to be reasonably sufficient to absorb imprecisions of models or to otherwise provide for coverage of inherent losses in the Company's entire loan and lease portfolios. These imprecisions may include loss factors inherent in the loan portfolio that may not have been discreetly contemplated in the general and specific components of the allowance, as well as potential variability in estimates. Period-to-period changes in the Company's historical unallocated allowance for loan and lease loss positions are considered in light of these factors. The unallocated allowance for loan losses was $33.0 million at December 31, 2014 and $27.6 million at December 31, 2013.

Reserve for Unfunded Lending Commitments

In addition to the allowance for loan and lease losses, the Company estimates probable losses related to unfunded lending commitments. The reserve for unfunded lending commitments consists of two elements: (i) an allocated reserve, which is determined by of risk factors, an analysis of historical loss experience, current economic conditions, performance trends within specific portfolio segments, and any other pertinent information, and (ii) an unallocated reserve to account for a level of imprecision in management's estimation process. Additions to the reserve for unfunded lending commitments are made by charges to the provision for credit losses, and this reserve is classified within Other liabilities on the Company's Consolidated Balance Sheet. Once an unfunded lending commitment becomes funded and is carried as a loan, the corresponding reserves are transferred to the allowance for loan losses.

The reserve for unfunded lending commitments decreased from $220.0 million at December 31, 2013 to $132.6 million at December 31, 2014. The decrease is due in a shift from off-balance sheet lending commitments, primarily to commercial customers, to loans or lines of credit included on the Company's balance sheet as financing receivables.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INVESTMENT SECURITIES

Investment securities consist primarily of MBS, tax-free municipal securities, corporate debt securities, ABS and stock in the FHLB and the FRB. MBS consist of pass-through, CMOs, and adjustable rate mortgages issued by federal agencies. The Company’s MBS are either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by Standard and Poor’s and Moody’s at the date of issuance. The Company’s available-for-sale investment strategy is to purchase liquid fixed-rate and floating-rate investments to manage the Company's liquidity position and interest rate risk adequately. The average life of the available-for-sale investment portfolio (excluding certain ABS) at December 31, 2014 was approximately 4.11 years, compared to 5.25 years at December 31, 2013. The average effective duration of the investment portfolio (excluding certain ABS) at December 31, 2014 was approximately 2.97 years. The actual maturities of MBS available for sale will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

Total investment securities available-for-sale increased $4.3 billion to $15.9 billion at December 31, 2014, compared to $11.6 billion at December 31, 2013. The increase was primarily driven by activity within the FHLMC and FNMA debt securities portfolio and the U.S. Treasury and government agency securities portfolio. The FHLMC and FNMA debt securities portfolio increased by $1.9 billion primarily due to sales of qualifying residential loans to FHLMC in return for MBS issued by FHLMC during 2014. See Note 4 to the Consolidated Financial Statements for further discussion about this transaction. The U.S. Treasury and government agency securities portfolio also increased by $1.7 billion as a result of purchases made during 2014. For additional information with respect to the Company’s investment securities, see Note 4 in the Notes to the Consolidated Financial Statements.

Total gross unrealized losses decreased $205.5 million during 2014, primarily due to decreases in interest rates. The majority of the decreases in unrealized losses during the year resided in the MBS portfolios, and state municipals securities. The MBS portfolios decreased by $140.1 million, and $60.0 million in state and municipals securities, see Note 4 in the Notes to the Consolidated Financial Statements.

The Company held $833.9 million of MBS classified as trading to hedge the income statement impact of changes in the Company's MSR asset at December 31, 2014. There were no trading securities at December 31, 2013.

Other investments, which consists of FHLB stock and FRB stock, decreased from $820.4 million at December 31, 2013 to $817.0 million at December 31, 2014, primarily due to the FHLB's repurchase of its stock.

The following table presents the book value of investment securities by obligor at the dates indicated:

	Year Ended December 31,
	2014	2013
	(in thousands)
Investment securities available-for-sale:
U.S. Treasury and government agencies	$4,280,301	$1,825,420
FNMA, FHLMC, and FHLB securities	4,877,787	2,996,522
State and municipal securities	1,823,462	1,850,149
Other securities (1)	4,926,528	4,974,149
Total investment securities available-for-sale	15,908,078	11,646,240
FHLB stock	—	800,533
Other investments	816,991	19,862
Total investment portfolio	$16,725,069	$12,466,635

(1) Other securities primarily include corporate debt securities and ABS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the securities of single issuers (other than obligations of the United States and its political subdivisions, agencies, and corporations) having an aggregate book value in excess of 10% of the Company's Stockholder's equity that were held by the Company at December 31, 2014:

	At December 31, 2014
	Amortized Cost	Fair Value
	(in thousands)
FNMA	$1,951	$1,898
FHLMC	3,573	3,514
GNMA(1)	2,895	2,856
Total	$8,419	$8,268

(1) Includes U.S. government agency MBS.

GOODWILL

Goodwill totaled $8.9 billion and $3.4 billion at December 31, 2014 and December 31, 2013, respectively.

During the second quarter of 2014, the Company reorganized its management reporting structure in order to better align management teams and resources with the business goals of the Company and to provide enhanced customer service to its clients. The result of these changes on reporting units is further discussed in Note 9 to the Consolidated Financial Statements.

The following table shows goodwill by reporting unit at December 31, 2014:

	Retail Banking	Auto Finance & Alliances	Real Estate and Commercial Banking	Global Banking & Markets and Large Corporate	SCUSA	Total
	(in thousands)
Goodwill at December 31, 2014	$1,815,729	$71,522	$1,406,048	$131,130	$5,467,582	$8,892,011

At December 31, 2014, goodwill represented 7.5% and 39.5% of total assets and total stockholder's equity, respectively compared to 4.4% of total assets and 25.3% of total stockholder's equity at December 31, 2013. The increase is related to the addition of goodwill from the Change in Control. Refer to further discussion of this transaction in Note 3 to the Consolidated Financial Statements.

The Company completed its annual goodwill impairment test as of October 1, 2014, and the results of the 2014 impairment test validated that the fair values exceeded the carrying values for the reporting units which had goodwill at the testing date.

The Company expects to perform its next annual goodwill impairment test at October 1, 2015.

PREMISES AND EQUIPMENT

Total premises and equipment, net, was $854.7 million at December 31, 2014, compared to $815.8 million at December 31, 2013. The increase in total premises and equipment was primarily due to the Change in Control, additions of ATMs and purchases of furniture and office equipment as well as leasehold improvement in both corporate and retail. Also during 2014, certain changes to the Company’s IT strategy resulted in the Company conducting an assessment of its capitalized costs related to internally developed software classified as held and used. As part of that assessment, the Company identified a number of assets it determined to have no future service potential as well as assets whose carrying values were not considered recoverable in accordance with applicable accounting standards. This assessment resulted in the Company recording an impairment charge of $97.5 million for the year ended December 31, 2014. See Note 7 for details on premises and equipment.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

DEFERRED TAXES AND OTHER TAX ACTIVITY

The Company's net deferred tax balance was a liability of $1.0 billion at December 31, 2014, compared to an asset of $748.0 million at December 31, 2013. The decrease of $1.8 billion was primarily due to $1.5 billion of deferred taxes recorded in connection with the Change in Control, a $79.5 million reduction in deferred tax assets due to the adoption of ASU 2013-11, a $118.3 million reduction due to an overall decrease in cumulative temporary differences and net operating loss carry-forwards, and a $98.2 million reduction in deferred tax assets related to a decrease in investment and market-related unrealized losses.

The Company has a lawsuit pending against the United States in Federal District Court in Massachusetts relating to the proper tax consequences of two financing transactions with an international bank through which the Company borrowed $1.2 billion. As a result of the two financing transactions, the Company paid foreign taxes of $264.0 million from 2003 through 2007 and claimed a corresponding foreign tax credit for foreign taxes paid during those years, which the IRS disallowed. The IRS also disallowed the Company's deductions for interest expense and transaction costs, totaling $74.6 million in tax liability, and assessed penalties and interest totaling approximately $92.5 million. The Company has paid the taxes, penalties and interest associated with the IRS adjustments for all tax years, and the lawsuit will determine whether the Bank is entitled to a refund of the amounts paid. The Company has recorded a receivable in other assets for the amount of these payments, less a tax reserve of $125.9 million, as of December 31, 2014.

On October 17, 2013, the Court issued a written opinion in favor of the Company relating to a motion for partial summary judgment on a significant issue in the case. The Company subsequently filed a motion for summary judgment requesting the Court to conclude the case in its entirety and enter a final judgment awarding the Company a refund of all amounts paid. In response, the IRS filed a motion opposing the Company's motion, and filed a cross-motion for summary judgment requesting that the Court enter a final judgment in the IRS' favor. The Company anticipates that the Court will rule on the parties' motions within the next several months and make a determination as to whether further proceedings are required at the District Court level to resolve any remaining legal or factual issues, which could affect the Company's entitlement to some or all of the refund. The Company expects the IRS to appeal any decision in favor of the Company. In 2013, two different federal courts decided cases involving similar financing structures entered into by the Bank of New York Mellon Corp. and BB&T Corp. (referred to as the Salem Financial Case) in favor of the IRS. Bank of New York Mellon Corp. and BB&T Corp. have filed notices of appeal in their respective cases. The Company remains confident in its position and believes its reserve amount adequately provides for potential exposure to the IRS related to these items. As this litigation progresses over the next 24 months, it is reasonably possible that changes in the reserve for uncertain tax positions could range from a decrease of $125.9 million to an increase of $294.0 million.

OTHER ASSETS

Other assets at December 31, 2014 were $2.9 billion, compared to $1.2 billion at December 31, 2013. The increase in other assets was primarily due to activity in income tax receivables, other repossessed assets, and miscellaneous assets and receivables. Income tax receivables increased $520.1 million primarily due to the Change in Control. Other repossessed assets increased $134.1 million, primarily due to the Change in Control. Miscellaneous assets and receivables increased $890.4 million, primarily due to the Change in Control and investment security sales that were in the process of settling at December 31, 2014.

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

Total deposits and other customer accounts increased $3.0 billion from December 31, 2013 to December 31, 2014. The increase in deposits was due to increases in interest-bearing demand deposits and money market accounts, partially offset by a decrease in CDs. The increase in deposits was primarily comprised of increases in interest-bearing demand deposits of $1.4 billion, or 13.7%, and money market accounts of $2.4 billion, or 12.6%, due mainly to continuing better economic conditions encouraging movement from non-interest bearing accounts to interest-bearing investments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CDs decreased $827.8 million, or 10.2%, due to continued run-off as certain CD products matured and the lack of the Company's rollover of certain wholesale CDs, as customers and the Company have opted to maintain balances in more liquid transaction accounts. In addition, the Company continues to focus its efforts on repositioning its account mix and increasing lower-cost deposits. The cost of deposits remained relatively flat from 0.50% for the year ended December 31, 2013 to 0.49% for the year ended December 31, 2014.

Demand deposit overdrafts that have been reclassified as loan balances were $51.3 million and $66.5 million at December 31, 2014 and December 31, 2013, respectively. Time deposits of $100,000 or more totaled $2.6 billion and $2.8 billion at December 31, 2014 and December 31, 2013, respectively.

BORROWINGS AND OTHER DEBT OBLIGATIONS

The following table summarizes information regarding borrowings and other debt obligations of the Company:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
SHUSA borrowings and other debt obligations
Commercial paper:
Balance	—	—	—
Weighted average interest rate at year-end	—%	—%	—%
Maximum amount outstanding at any month-end during the year	—	—	2,496
Average amount outstanding during the year	—	—	1,677
Weighted average interest rate during the year	—%	—%	0.74%
SHUSA senior notes:
Balance	1,573,908	1,572,419	1,072,005
Weighted average interest rate at year-end	3.86%	3.86%	3.88%
Maximum amount outstanding at any month-end during the year	1,573,908	1,572,419	1,072,005
Average amount outstanding during the year	1,573,114	1,246,261	757,719
Weighted average interest rate during the year	3.85%	3.91%	4.34%
SHUSA subordinated notes: (1)
Balance	—	756,829	754,895
Weighted average interest rate at year-end	—%	5.96%	5.96%
Maximum amount outstanding at any month-end during the year	756,996	756,829	754,895
Average amount outstanding during the year	105,758	755,795	753,920
Weighted average interest rate during the year	—%	5.96%	5.96%
Junior subordinated debentures to capital trusts:
Balance	234,902	260,255	741,522
Weighted average interest rate at year-end	4.04%	4.10%	9.75%
Maximum amount outstanding at any month-end during the year	260,255	741,522	1,231,942
Average amount outstanding during the year	238,931	722,601	1,172,289
Weighted average interest rate during the year	4.06%	9.24%	7.12%

(1) On February 21, 2014, the subordinated note, with a value of $750.0 million, was converted to 3.0 million shares of SHUSA common stock.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes information regarding borrowings and other debt obligations of the Bank:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Bank borrowings and other debt obligations
REIT preferred:
Balance	153,417	151,918	150,434
Weighted average interest rate at year-end	13.64%	13.83%	13.95%
Maximum amount outstanding at any month-end during the year	153,417	151,918	150,434
Average amount outstanding during the year	152,618	151,126	149,648
Weighted average interest rate during the year	13.70%	13.83%	13.96%
Bank senior notes:
Balance	—	—	—
Weighted average interest rate at year-end	—%	—%	—%
Maximum amount outstanding at any month-end during the year	—	—	—
Average amount outstanding during the year	—	—	59,010
Weighted average interest rate during the year	—%	—%	4.00%
Bank subordinated notes:
Balance	497,924	497,427	751,618
Weighted average interest rate at year-end	8.91%	8.91%	7.56%
Maximum amount outstanding at any month-end during the year	497,924	752,261	759,132
Average amount outstanding during the year	497,657	548,151	754,906
Weighted average interest rate during the year	8.91%	8.70%	8.10%
Term loans:
Balance	176,555	185,764	156,350
Weighted average interest rate at year-end	6.34%	6.39%	6.38%
Maximum amount outstanding at any month-end during the year	185,764	186,273	160,000
Average amount outstanding during the year	179,644	165,231	136,344
Weighted average interest rate during the year	5.89%	5.66%	5.17%
Securities sold under repurchase agreements:
Balance	—	—	2,107,986
Weighted average interest rate at year-end	—%	—%	0.48%
Maximum amount outstanding at any month-end during the year	—	2,500,904	3,402,303
Average amount outstanding during the year	—	434,628	2,564,855
Weighted average interest rate during the year	—%	0.45%	0.40%
Federal funds purchased:
Balance	—	—	340,000
Weighted average interest rate at year-end	—%	—%	0.17%
Maximum amount outstanding at any month-end during the year	—	275,000	930,000
Average amount outstanding during the year	1,014	101,172	469,001
Weighted average interest rate during the year	0.14%	0.15%	0.14%
FHLB advances:
Balance	9,455,000	8,952,012	13,189,396
Weighted average interest rate at year-end	2.06%	3.36%	2.55%
Maximum amount outstanding at any month-end during the year	9,593,309	13,149,618	13,189,396
Average amount outstanding during the year	7,675,404	10,335,211	11,613,869
Weighted average interest rate during the year	3.42%	3.19%	3.20%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table summarizes information regarding borrowings and other debt obligations of SCUSA:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
SCUSA borrowings and other debt obligations(1)
Revolving credit facilities:
Balance	9,792,327	—	—
Weighted average interest rate at year-end	1.68%	—%	—%
Maximum amount outstanding at any month-end during the year	9,792,327	—	—
Average amount outstanding during the year	8,654,771	—	—
Weighted average interest rate during the year	2.01%	—%	—%
Public securitizations:
Balance	11,538,472	—	—
Weighted average interest rate range at year-end	0.89% - 2.80%	—%	—%
Maximum amount outstanding at any month-end during the year	12,242,497	—	—
Average amount outstanding during the year	11,841,147	—	—
Weighted average interest rate during the year	1.58%	—%	—%
Privately issued amortizing notes:
Balance	6,287,148	—	—
Weighted average interest rate range at year-end	1.05% - 1.85%	—%	—%
Maximum amount outstanding at any month-end during the year	6,351,087	—	—
Average amount outstanding during the year	5,863,680	—	—
Weighted average interest rate during the year	1.29%	—%	—%

(1) Balances as of December 31, 2013 and 2012 are not presented due to SCUSA being accounted for as an equity method investment at those dates.

The Company has term loans and lines of credit with Santander and other third-party lenders. The Bank utilizes borrowings and other debt obligations as a source of funds for its asset growth and asset/liability management. Collateralized advances are available from the FHLB if certain standards related to creditworthiness are met. The Bank also utilizes repurchase agreements, which are short-term obligations collateralized by securities. In addition, SCUSA has warehouse lines of credit and securitizes some of its retail installment contracts, which are structured secured financings. Total borrowings and other debt obligations at December 31, 2014 were $39.7 billion, compared to $12.4 billion at December 31, 2013. Total borrowings increased $27.3 billion primarily due to the Change in Control. The total impact of SCUSA's borrowings and debt obligations at December 31, 2014 was $27.6 billion. See further detail on borrowings activity in Note 12 to the Consolidated Financial Statements.

ACCRUED EXPENSES AND OTHER LIABILITIES

Accrued Expenses

Accrued expenses at December 31, 2014 were $1.9 billion, compared to $1.1 billion at December 31, 2013. At December 31, 2014 and 2013, accrued expenses primarily included accrued interest payables of $85.6 million and $92.3 million, respectively; loan payables of $50.4 million and $83.4 million, respectively; accrued taxes of $68.3 million and $139.8 million, respectively; deposit payables of $125.4 million and $141.1 million, respectively; expense accruals of $387.4 million and $283.8 million, respectively; benefits payables of $275.6 million and $173.1 million, respectively; and miscellaneous payables of $899.4 million and $128.2 million, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Accrued expenses increased $851.5 million, or 81.0%, from 2013 to 2014. The increase in accrued expenses was primarily due to the increase in benefits payables of $102.6 million due to pension plan and compensation incentive increases, and an increase in miscellaneous payables of $771.2 million primarily due to investment purchases that were in the process of settling at December 31, 2014. This was offset by a decrease in accrued taxes of $71.5 million.

Other Liabilities

Other liabilities at December 31, 2014 were $673.8 million, compared to $467.7 million at December 31, 2013. At December 31, 2014 and 2013, other liabilities primarily included liabilities associated with derivative activity of $353.9 million and $213.9 million, and reserves for unfunded commitments of $132.6 million and $220.0 million.

Other liabilities increased $206.1 million, or 44.1%, from 2013 to 2014. The increase in other liabilities was primarily due to the increase in liabilities associated with derivative activity of $139.9 million due to fluctuations in the mark-to-market valuations and an increase following the Change in Control of $100.8 million. This was offset by a decrease in unfunded commitment reserve of $87.4 million.

OFF-BALANCE SHEET ARRANGEMENTS

See further discussion of the Company's off-balance sheet arrangements in Note 8 and Note 20 to the Consolidated Financial Statements, and Liquidity and Capital Resources analysis.

PREFERRED STOCK

On May 15, 2006, the Company issued 8.0 million shares of Series C non-cumulative perpetual preferred stock and received net proceeds of $195.4 million. The perpetual preferred stock ranks senior to the Company's common stock. This is because perpetual preferred stockholders are entitled to receive dividends when and if declared by the Company’s Board of Directors at a rate of 7.30% per annum, payable quarterly, before the Board of Directors may declare or pay any dividend on the common stock. The dividends on the perpetual preferred stock are non-cumulative. The Series C preferred stock is redeemable at par. As of December 31, 2014, no preferred stock had been redeemed.

BANK REGULATORY CAPITAL

For a detailed discussion of regulatory capital requirements, see Note 21 in the Notes to Consolidated Financial Statements. For further information on these ratios, see the Non-GAAP Financial Measures section of this MD&A.

The following schedule summarizes the actual capital balances of the Bank and SHUSA at December 31, 2014:

	BANK

	December 31, 2014	Well-capitalized Requirement(2)	Minimum Requirement(2)
Tier 1 leverage capital ratio	12.01%	5.00%	4.00%
Tier 1 risk-based capital ratio	13.23%	6.00%	4.00%
Total risk-based capital ratio	14.79%	10.00%	8.00%
Tier 1 common capital ratio(1)	13.23%	n/a	n/a

	SHUSA(3)

	December 31, 2014	Well-capitalized Requirement(2)	Minimum Requirement(2)
Tier 1 leverage capital ratio	12.18%	5.00%	4.00%
Tier 1 risk-based capital ratio	12.87%	6.00%	4.00%
Total risk-based capital ratio	14.82%	10.00%	8.00%
Tier 1 common capital ratio(1)	10.83%	n/a	n/a
(1) Ratio presented due to regulators emphasizing the Tier 1 common capital ratio in their evaluation of bank and BHC capital levels, although this metric is not provided for in bank regulations. For all BHCs undergoing its Comprehensive Capital Analysis and Review, the FRB has established a 5% minimum Tier 1 common equity ratio under stress scenarios.
(2) As defined by OCC regulations.
(3) Ratios reflect the reconsolidation of SCUSA, following the Change in Control.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

Overall

The Company continues to maintain adequate liquidity positions. Liquidity represents the ability of the Company to obtain cost-effective funding to meet the needs of customers as well as the Company's financial obligations. Factors that impact the liquidity position of the Company include loan origination volumes, loan prepayment rates, the maturity structure of existing loans, core deposit growth levels, CD maturity structure and retention, the Company's credit ratings, investment portfolio cash flows, the maturity structure of the Company's wholesale funding, and other factors. These risks are monitored and managed centrally. The Bank's Asset/Liability Committee reviews and approves the liquidity policy and guidelines on a regular basis. This process includes reviewing all available wholesale liquidity sources. The Company also forecasts future liquidity needs and develops strategies to ensure adequate liquidity is available at all times. SHUSA conducts monthly liquidity stress test analyses to manage its liquidity under a variety of scenarios, all of which demonstrate that the Company has ample liquidity to meet its short-term and long-term cash requirements.

Further changes to the credit ratings of SHUSA, Santander and its affiliates or the Kingdom of Spain could have a material adverse effect on SHUSA's business, including its liquidity and capital resources. The credit ratings of SHUSA have changed in the past and may change in the future, which could impact its cost of and access to sources of financing and liquidity. Any reductions in the long-term or short-term credit ratings of SHUSA would: increase its borrowing costs; require it to replace funding lost due to the downgrade, which may include the loss of customer deposits; and limit its access to capital and money markets and trigger additional collateral requirements in derivatives contracts and other secured funding arrangements. See further discussion on the impacts of credit ratings actions in this MD&A captioned Economic and Business Environment.

Sources of Liquidity

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

On September 15, 2014, the Company entered into a written agreement with the FRB of Boston. Under the terms of the written agreement, the Company must serve as a source of strength to the Bank; strengthen Board oversight of planned capital distributions by the Company and its subsidiaries; and not declare or pay, and not permit any nonbank subsidiary that is not wholly-owned by the Company to declare or pay, any dividends and not make, or permit any such subsidiary to make, any capital distribution, in each case without the prior written approval of the FRB of Boston.

Institutional borrowings

The Company regularly projects its funding needs under various stress scenarios and maintains contingency plans consistent with the Company’s access to diversified sources of contingent funding. The Company maintains a substantial level of total available liquidity in the form of on-balance sheet and off-balance sheet funding sources. These include cash, unencumbered liquid assets, and capacity to borrow at the FHLB and the FRB’s discount window.

Available Liquidity

As of December 31, 2014, the Bank had approximately $24.4 billion in committed liquidity from the FHLB and the FRB. Of this amount, $12.0 billion was unused and therefore provides additional borrowing capacity and liquidity for the Company. At December 31, 2014 and December 31, 2013, liquid assets (cash and cash equivalents, LHFS, and securities available for sale exclusive of securities pledged as collateral) totaled approximately $13.7 billion and $10.2 billion, respectively. These amounts represented 26.1% and 20.6% of total deposits at December 31, 2014 and December 31, 2013. In addition to liquid assets, the Company also has available liquidity from federal funds counterparties of $1.3 billion. Management believes that the Company has ample liquidity to fund its operations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash and cash equivalents

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net cash provided by operating activities	4,198,736	1,361,585	1,610,656
Net cash (used in)/provided by investing activities	(14,681,713)	9,025,778	(5,739,201)
Net cash provided/(used) by financing activities	8,490,755	(8,381,227)	3,725,393

Cash provided by operating activities

Net cash provided by operating activities was $4.2 billion for the year ended December 31, 2014, which was primarily comprised of net income of $2.7 billion, $2.8 billion of provisions for credit losses, and $5.1 billion in proceeds from LHFS, offset by $2.3 billion of a gain on the Change in Control and $4.6 billion of originations of LHFS, net of repayments.

Net cash provided by operating activities was $1.4 billion for the year ended December 31, 2013 which was primarily impacted by a decrease in the provision for credit losses and a decrease in LHFS originations.

Net cash provided by operating activities was $1.6 billion for the year ended December 31, 2012 which was primarily impacted by net income, dividends from equity method investments, a decrease in the provision for credit losses, and sale and purchase activity related to LHFS.

Cash used in investing activities

For the year ended December 31, 2014, net cash used in investing activities was $14.7 billion, primarily due to $6.2 billion in leased vehicle purchases, $9.9 billion in normal loan activity, and $5.2 billion of purchases of investment securities available-for-sale, offset by $3.7 billion of loans held for investment sales and $2.9 billion of investment sales, maturities and repayments.

For the year ended December 31, 2013, net cash provided by investing activities was $9.0 billion, primarily due to $11.3 billion of investment sales, maturities and repayments and $2.1 billion of loan purchases and activity, offset by purchases of $4.9 billion of investment securities available-for-sale.

For the year ended December 31, 2012, net cash used in investing activities was $5.7 billion, primarily due to purchases of $10.5 billion of investment securities available-for-sale and $2.4 billion of loan purchases and activity, offset by $7.9 billion of investment sales, maturities and repayments.

Cash provided by financing activities

For the year ended December 31, 2014, net cash provided by financing activities was $8.5 billion, which was primarily due to a $3.2 billion increase in deposits, an increase in net borrowing activity of $3.5 billion and an increase in proceeds from the issuance of common stock of $1.8 billion.

Net cash used in financing activities for the year ended December 31, 2013 was $8.4 billion, which consisted primarily of a $1.3 billion decrease in deposits and a net decrease in borrowings of $7.1 billion.

Net cash provided by financing activities for the year ended December 31, 2012 was $3.7 billion, which consisted primarily of a $3.0 billion increase in deposits and a net increase in borrowings of $0.7 billion.

See the Consolidated Statement of Cash Flows for further details on the Company's sources and uses of cash.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Credit Facilities

Third-Party Revolving Credit Facilities

Warehouse Lines

Warehouse lines are used to fund new originations. Each line specifies the required collateral characteristics, collateral concentrations, credit enhancement, and advance rates. Warehouse lines are generally backed by auto retail installment contracts and, in some cases, leases or unsecured consumer loans. These credit lines generally have one- or two-year commitments, staggered maturities and floating interest rates. SCUSA maintains daily funding forecasts for originations, acquisitions, and other large outflows such as tax payments in order to balance the desire to minimize funding costs with its liquidity needs.

SCUSA's warehouse lines generally have net spread, delinquency, and net loss ratio limits. These limits are generally calculated based on the portfolio collateralizing the line; however, for two of the warehouse lines, delinquency and net loss ratios are calculated with respect to the serviced portfolio as a whole. Failure to meet any of these covenants could trigger increased over-collateralization requirements or, in the case of limits calculated with respect to the specific portfolio underlying certain credit lines, result in an event of default under these agreements. If an event of default occurred under one of these agreements, the lender could elect to declare all amounts outstanding under the agreement to be immediately due and payable, enforce its interests against collateral pledged under the agreement, and restrict SCUSA's ability to obtain additional borrowings under the agreement, and/or remove SCUSA as servicer. SCUSA has never had a warehouse line terminated due to failure to comply with any ratio or meet any covenant. A default under one of these lines could be enforced only with respect to that line.

SCUSA maintains a credit facility with seven banks providing an aggregate commitment of $4.3 billion. This facility can be used for both loan and lease financing. The facility requires reduced advance rates in the event of delinquency, credit loss, or residual loss ratios exceeding specified thresholds.

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

Santander Credit Facilities

Santander historically has provided, and continues to provide, SCUSA's business with significant funding support in the form of committed credit facilities. Through its New York branch, Santander provides SCUSA with $4.5 billion of long-term committed revolving credit facilities.

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

There was an average outstanding balance of approximately $3.6 billion under the facilities offered through Santander's New York branch during the period from January 28, 2014 to December 31, 2014. The maximum outstanding balance during this period was $4.3 billion.

Santander also serves as the counterparty for many of SCUSA's derivative financial instruments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Secured Structured Financings

SCUSA obtains long-term funding for its receivables through securitizations in the ABS market. The ABS market provides an attractive source of funding due to its cost efficiency, a large and deep investor base, and terms that appropriately match the cash flows of the debt to the cash flows of the underlying assets. The term structure of a securitization locks in fixed-rate funding for the life of the underlying fixed-rate assets, and the matching amortization of the assets and liabilities provides committed funding for the collateralized loans throughout their terms. Because of prevailing market rates, SCUSA did not issue ABS in 2008 or 2009, but began issuing ABS again in 2010. SCUSA has been the largest issuer of retail auto ABS in the U.S. since 2011. SCUSA has issued a total of over $36 billion in retail auto ABS since 2010.

SCUSA executes each securitization transaction by selling receivables to the Trusts that issue ABS to investors. To attain specified credit ratings for each class of bonds, these transactions have credit enhancement requirements in the form of subordination, restricted cash accounts, excess cash flow, and over-collateralization, which result in more receivables being transferred to the Trusts than the amount of ABS they issue.

Excess cash flows result from the difference between the finance and interest income received from the obligors on the receivables and the interest paid to the ABS investors, net of credit losses and expenses. Initially, excess cash flows generated by the Trusts are used to pay down outstanding debt of the Trusts, increasing over-collateralization until the targeted level of assets has been reached. Once the targeted level of over-collateralization is reached and maintained, excess cash flows generated by the Trusts are released to SCUSA as distributions. SCUSA also receives monthly servicing fees as servicer for the Trusts. SCUSA's securitizations each require an increase in credit enhancement levels if cumulative net losses, as defined in the documents underlying each ABS transaction, exceed a specified percentage of the pool balance. None of SCUSA's securitizations has a cumulative net loss percentage above its limit.

SCUSA's on-balance sheet securitization transactions utilize bankruptcy-remote SPEs, which are also VIEs that meet the requirements to be consolidated in our financial statements. Following a securitization, the finance receivables and notes payable related to the securitized retail installment contracts remain on our Consolidated Balance Sheet. We recognize finance and interest income as well as fee income on the collateralized retail installment contracts and interest expense on the ABS issued. We also record a provision for credit losses to cover inherent credit losses on the retail installment contracts. While these Trusts are included in our Consolidated Financial Statements, they are separate legal entities. The finance receivables and other assets sold to the Trusts are owned by them, are available to satisfy the notes payable related to the securitized retail installment contracts, and are not available to SCUSA's or those of our creditors or our other subsidiaries.

SCUSA has completed six securitizations in 2014 in addition to six subordinated bond transactions to fund residual interests from existing securitizations. SCUSA currently has 28 securitizations outstanding with a cumulative ABS balance of approximately $14 billion. Its securitizations generally have several classes of notes, with principal paid sequentially based on seniority and any excess spread distributed to the residual holder. SCUSA generally retains the lowest bond class and the residual interest in each securitization, and uses the proceeds from the securitization to repay borrowings outstanding under its credit facilities, originate and acquire new loans and leases, and for general corporate purposes. SCUSA generally exercises clean-up call options on its securitizations when the collateralization pool balance reaches 10% of its original balance.

SCUSA periodically issues amortizing notes in private placements that are structured similarly to its public securitizations and securitizations which are issued under Rule 144A of the 1933 Securities Act, to banks and conduits. Historically, all of SCUSA's securitizations and private issuances have been collateralized by vehicle retail installment contracts and loans; however, in 2013, SCUSA issued its first amortizing notes backed by vehicle leases. As of December 31, 2014, SCUSA had private issuances of notes backed by vehicle leases totaling approximately $2.0 billion.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Flow Agreements

SCUSA enters into flow agreements under which loans and leases are sold on a periodic basis to provide funding for new originations. These loans are not on SCUSA's balance sheet, but may provide a gain or loss on sale and a stable stream of servicing fee income. In June 2013, SCUSA entered into a flow agreement with Bank of America under which SCUSA committed to sell a contractually determined amount of eligible loans to Bank of America on a monthly basis. The amount sold monthly is up to $300 million and varies depending on the amount and credit quality of eligible current month originations and prior month sales. The agreement extends through May 31, 2018. For loans sold, SCUSA retains the servicing rights at contractually agreed upon rates. SCUSA also may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at the time of sale. These servicer performance payments are limited to a known dollar amount at time of sale and are not expected to be significant to SCUSA's total servicing compensation from the flow agreement.

In May 2014, SCUSA entered into a flow agreement with Citizens Bank of Pennsylvania under which Citizens has committed to purchase up to $600 million per quarter of prime Chrysler Capital originations. The minimum commitment is $250 million per quarter for the first four quarters and $400 million per quarter thereafter.

Off-Balance Sheet Financing

SCUSA periodically executes Chrysler Capital-branded securitizations under Rule 144A of the Securities Act. Because all of the notes and residual interests in these securitizations are issued to third parties, SCUSA records these transactions as true sales of the retail installment contracts securitized, and removed the sold assets from its consolidated balance sheets. During the year ended December 31, 2014, SCUSA sold $1.8 billion of gross retail installment contracts in off-balance sheet securitizations, recognizing gains on sale of approximately $72.4 million. These securitizations were primarily comprised of Chrysler Capital loans but included some non-Chrysler collateral. During the year ended December 31, 2013, the Company sold approximately $1.1 billion of gross retail installment contracts in off-balance sheet securitizations for a gain of approximately $24.6 million.

Uses of Liquidity

The Company uses liquidity for debt service and repayment of borrowings, as well as for funding loan commitments and satisfying deposit withdrawal requests.

Dividends and Stock Issuances

During 2014, the Bank paid $128.0 million in return of capital to SHUSA. At December 31, 2014, the Company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

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

Following these transactions and as of December 31, 2014, the Company had 530,391,043 shares of common stock outstanding.

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

	Payments Due by Period
	Total	Less than 1 yr	Over 1 yr to 3 yrs	Over 3 yrs to 5 yrs	Over 5 yrs
	(in thousands)
FHLB advances (1)	$9,144,676	$4,354,642	$4,276,989	$513,045	$—
Notes payable - revolving facilities	9,792,327	2,284,826	6,367,501	1,140,000	—
Notes payable - secured structured financings	17,647,285	259,012	3,045,327	8,517,215	5,825,731
Other debt obligations (1) (2)	4,281,622	1,115,071	1,340,720	1,606,152	219,679
Junior subordinated debentures due to capital trust entities (1) (2)	245,232	161,797	83,435	—	—
Certificates of deposit (1)	7,392,163	5,123,142	2,229,058	39,963	—
Non-qualified pension and post-retirement benefits	69,921	6,741	13,542	13,928	35,710
Operating leases(3)	706,697	110,583	199,130	142,801	254,183
Total contractual cash obligations	$49,279,923	$13,415,814	$17,555,702	$11,973,104	$6,335,303

(1)
Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based on interest rates in effect at December 31, 2014. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Includes all carrying value adjustments, such as unamortized premiums and discounts and hedge basis adjustments.

(3)	Does not include future expected sublease income.

Excluded from the above table are deposits of $45.2 billion that are due on demand by customers. Additionally, $143.2 million of tax liabilities associated with unrecognized tax benefits have been excluded due to the high degree of uncertainty regarding the timing of future cash outflows associated with those obligations.

The Company is a party to financial instruments and other arrangements with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and manage its exposure to fluctuations in interest rates. See further discussion on these risks in Note 15 and Note 20 to the Consolidated Financial Statements.

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

Net Interest Income Simulation Analysis

The Company utilizes a variety of measurement techniques to evaluate the impact of interest rate risk, including simulating the impact of changing interest rates on expected future interest income and interest expense to estimate the Company's Net Interest Income Sensitivity. This simulation is run monthly and includes various scenarios that help management understand the potential risks in the Company's Net Interest Income Sensitivity. These scenarios include both parallel and non-parallel rate shocks as well as other scenarios that are consistent with quantifying the four elements of risk described above. This information is used to develop proactive strategies to ensure that the Company’s risk position remains within Board-approved limits so that future earnings are not significantly adversely affected by future interest rates.

The table below reflects the estimated sensitivity to the Company’s net interest income based on interest rate changes:

If interest rates changed in parallel by the amounts below at December 31, 2014	The following estimated percentage increase/(decrease) to net interest income would result
Down 100 basis points	(1.51)%
Up 100 basis points	1.11%
Up 200 basis points	2.12%

Market Value of Equity Analysis

The Company also evaluates the impact of interest rate risk by utilizing MVE modeling. This analysis measures the present value of all estimated future interest income and interest expense cash flows of the Company over the estimated remaining life of the balance sheet. MVE is calculated as the difference between the market value of assets and liabilities. The MVE calculation utilizes only the current balance sheet, and therefore does not factor in any future changes in balance sheet size, balance sheet mix, yield curve relationships or product spreads, which may mitigate the impact of any interest rate changes.

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk, and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at December 31, 2014 and December 31, 2013.

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by	December 31, 2014	December 31, 2013
Down 100 basis points	(2.28)%	0.87%
Up 100 basis points	(0.40)%	(2.00)%
Up 200 basis points	(1.74)%	(4.53)%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company typically retains the servicing rights related to residential mortgage loans that are sold. Residential MSRs are accounted for at fair value. As deemed appropriate, the Company economically hedges MSRs, using interest rate swaps and forward contracts to purchase MBS. For additional information on MSRs, see Note 10 to the Consolidated Financial Statements.

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

For additional information on foreign exchange contracts, derivatives and hedging activities, see Note 15 to the Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SELECTED QUARTERLY CONSOLIDATED FINANCIAL DATA

The following table presents selected quarterly consolidated financial data:

	THREE MONTHS ENDED
	Dec. 31, 2014	Sept. 30, 2014	June 30, 2014	Mar. 31, 2014	Dec. 31, 2013	Sept. 30, 2013	June 30, 2013	Mar. 31, 2013
	(in thousands)
Total interest income	$1,875,471	$1,895,020	$1,862,799	$1,406,206	$550,386	$562,513	$582,349	$600,643
Total interest expense	278,313	269,544	272,765	234,101	186,591	193,832	197,072	204,625
Net interest income	1,597,158	1,625,476	1,590,034	1,172,105	363,795	368,681	385,277	396,018
Provision for credit losses	809,818	1,013,357	686,034	335,330	20,000	—	10,000	16,850
Net interest income after provision for credit loss	787,340	612,119	904,000	836,775	343,795	368,681	375,277	379,168
Gain/(loss) on investment securities, net	15,754	131	9,405	2,430,483	311	(23,422)	(40,957)	73,522
Total fees and other income	720,547	643,695	628,885	430,773	216,761	220,221	295,349	346,298
General and administrative expenses	1,019,931	919,743	870,238	740,281	452,484	450,661	378,679	380,239
Other expenses	144,178	41,008	132,991	30,099	26,783	19,419	27,755	30,581
Total expenses	1,164,109	960,751	1,003,229	770,380	479,267	470,080	406,434	410,820
Income before income taxes	359,532	295,194	539,061	2,927,651	81,600	95,400	223,235	388,168
Income tax provision	127,369	36,102	199,746	1,050,007	3,630	18,692	35,308	102,670
Net income	$232,163	$259,092	$339,315	$1,877,644	$77,970	$76,708	$187,927	$285,498

2014 FOURTH QUARTER RESULTS

SHUSA reported net income for the fourth quarter of 2014 of $232.2 million, compared to net income of $259.1 million for the third quarter of 2014 and $78.0 million for the fourth quarter of 2013. The decrease to net income between the third quarter and fourth quarter of 2014 was primarily related to an increase in general and administrative expenses and other expenses. The increase in net income between the fourth quarters of 2013 and 2014 is primarily a result of the Change in Control.

During the fourth quarter of 2014, the Company had a net gain on investment securities of $15.8 million, compared to $0.1 million during the third quarter of 2014 and $0.3 million during the fourth quarter of 2013. The net gain on investment securities that occurred during the fourth quarter of 2014 primarily related to an $11.8 million gain on the sale of MBS, as well as a $3.9 million gain on EMI investments sold. The net gain on investment securities for the fourth quarter of 2013 is primarily related to the sale of securities and gains on NMTC equity.

The provision for credit losses was $809.8 million during the fourth quarter of 2014, compared to $1.0 billion during the third quarter of 2014 and $20.0 million during the fourth quarter of 2013. The decrease in provision for credit losses from the third quarter of 2014 to the fourth quarter of 2014 is primarily a result of changes in the composition of the loan portfolio which resulted in a decrease of the reserves. The increase from the fourth quarter of 2013 to 2014 is primarily a result of the portfolio added from the Change in Control and associated reserve buildup.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Total fees and other income during the fourth quarter of 2014 were $720.5 million, compared to $643.7 million for the third quarter of 2014 and $216.8 million for the fourth quarter of 2013. The increase in the third quarter of 2014 to the fourth quarter of 2014 is primarily due to the gain on the sale of fixed assets, as well as the gain on the sale of certain OREO. The increase between the fourth quarter of 2013 to the fourth quarter of 2014 is primarily a result of the lease income added from the Change in Control.

General and administrative expenses for the fourth quarter of 2014 were $1.0 billion, compared to $919.7 million for the third quarter of 2014 and $452.5 million for the fourth quarter of 2013. The increase between the third quarter and fourth quarter of 2014, as well as fourth quarter 2013 to fourth quarter 2014 is primarily a result of the Change in Control and increases in the Company's compensation and benefits due to increased employee headcount.

Other expenses for the fourth quarter of 2014 were $144.2 million, compared to $41.0 million in the third quarter of 2014 and $27 million in the fourth quarter of 2013. The increase between the third quarter and fourth quarter of 2014 was primarily related to early termination fees from debt repurchases. The increase from the fourth quarter of 2013 to 2014 was primarily related to the Change in Control.

Income tax provision for the fourth quarter of 2014 was 127.4 million, compared to an income tax provision of $36.1 million in the third quarter of 2014 and an income tax benefit of $3.6 million in the fourth quarter of 2013. The increase between the third quarter and fourth quarter of 2014 was primarily due to the recognition of a tax filing position for a debt redemption during the third quarter, which decreased the third quarter tax rate. The increase in income tax provision for the fourth quarter of 2013 and 2014 was primarily due to the post Change in Control results of SCUSA. Refer to Note 16 of the Notes to Consolidated Financial Statements for more information on taxes.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 2 to the Consolidated Financial Statements for recent accounting pronouncements.

ITEM 7A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference from Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations — Asset and Liability Management above.

ITEM 8 - CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholder of
Santander Holdings USA, Inc.

We have audited the accompanying consolidated balance sheets of Santander Holdings USA, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2014. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Santander Holdings USA, Inc. and subsidiaries at December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 18, 2015 expressed an adverse opinion on the Company's internal control over financial reporting because of a material weakness.

/s/ Deloitte & Touche LLP
Boston, Massachusetts
March 18, 2015

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(at December 31, 2014)

	December 31, 2014	December 31, 2013
	(in thousands)
ASSETS
Cash and cash equivalents	$2,234,725	$4,226,947
Investment securities:
Available-for-sale at fair value	15,908,078	11,646,240
Trading securities	833,936	—
Other investments	816,991	820,395
Loans held for investment (1)(5)	76,032,562	49,921,677
Allowance for loan losses (5)	(2,108,817)	(834,337)
Net loans held for investment	73,923,745	49,087,340
Loans held-for-sale (2)	260,252	128,949
Premises and equipment, net (3)	854,671	815,795
Leased vehicles, net (5)	6,638,115	—
Accrued interest receivable (5)	559,962	195,782
Equity method investments	227,991	3,085,450
Goodwill	8,892,011	3,431,481
Intangible assets	735,488	34,614
Bank owned life insurance	1,686,491	1,651,179
Restricted cash (5)	2,024,838	97,397
Deferred tax assets, net	—	747,958
Other assets (4)(5)	2,860,121	1,174,494
TOTAL ASSETS	$118,457,415	$77,144,021
LIABILITIES
Accrued expenses and payables	1,902,278	1,050,785
Deposits and other customer accounts	52,474,007	49,521,406
Borrowings and other debt obligations (5)	39,709,653	12,376,624
Advance payments by borrowers for taxes and insurance	167,670	182,571
Deferred tax liabilities, net	1,025,948	—
Other liabilities	673,764	467,652
TOTAL LIABILITIES	95,953,320	63,599,038
STOCKHOLDER'S EQUITY
Preferred stock (no par value; $25,000 liquidation preference; 7,500,000 shares authorized; 8,000 shares outstanding at December 31, 2014 and at December 31, 2013)	195,445	195,445
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 and 520,307,043 shares outstanding at December 31, 2014 and at December 31, 2013, respectively)	14,729,609	12,209,816
Accumulated other comprehensive loss	(96,410)	(254,368)
Retained earnings	3,714,642	1,394,090
TOTAL SHUSA STOCKHOLDER'S EQUITY	18,543,286	13,544,983
Noncontrolling interest	3,960,809	—
TOTAL STOCKHOLDER'S EQUITY	22,504,095	13,544,983
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$118,457,415	$77,144,021

(1) Loans held for investment includes $0.8 billion and $0.0 billion of loans recorded at fair value at December 31, 2014 and December 31, 2013, respectively.
(2) Includes loans recorded at the fair value option and lower of cost or fair value.
(3) Net of accumulated depreciation of $638.0 million and $584.2 million at December 31, 2014 and December 31, 2013, respectively.
(4) Includes MSRs of $145.0 million and $141.8 million at December 31, 2014 and December 31, 2013, respectively, for which the Company has elected the fair value option.
(5) The Company has interests in certain Trusts that are considered VIEs for accounting purposes. The Company consolidates VIEs where it is deemed the primary beneficiary. See Note 8 to these Consolidated Financial Statements for additional information.
See accompanying notes to Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
INTEREST INCOME:
Loans	$6,734,406	$1,958,908	$2,149,059
Interest-earning deposits	8,468	6,494	5,497
Investment securities:
Available-for-sale	259,701	302,820	371,111
Other investments	36,921	27,669	22,214
TOTAL INTEREST INCOME	7,039,496	2,295,891	2,547,881
INTEREST EXPENSE:
Deposits and other customer accounts	209,793	211,520	238,019
Borrowings and other debt obligations	844,930	570,600	635,739
TOTAL INTEREST EXPENSE	1,054,723	782,120	873,758
NET INTEREST INCOME	5,984,773	1,513,771	1,674,123
Provision for credit losses	2,844,539	46,850	392,800
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	3,140,234	1,466,921	1,281,323
NON-INTEREST INCOME:
Consumer fees	377,004	228,666	240,099
Commercial fees	185,373	199,486	180,527
Mortgage banking income, net	204,558	122,036	83,816
Equity method investments	7,817	426,851	428,569
Bank owned life insurance	60,278	57,041	58,669
Capital market revenue	51,671	31,742	37,334
Lease income	997,086	—	—
Miscellaneous income	540,113	12,807	9,691
TOTAL FEES AND OTHER INCOME	2,423,900	1,078,629	1,038,705
OTTI recognized in earnings	—	(63,630)	—
Gain on Change in Control	2,428,539	—	—
Net gain on sale of investment securities	27,234	73,084	100,891
Net gain recognized in earnings	2,455,773	9,454	100,891
TOTAL NON-INTEREST INCOME	4,879,673	1,088,083	1,139,596
GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	1,216,111	697,876	655,312
Occupancy and equipment expenses	470,439	381,794	334,175
Technology expense	163,015	127,748	113,194
Outside services	195,313	102,356	94,546
Marketing expense	52,448	55,864	30,598
Loan expense	348,231	69,269	80,676
Lease expense	786,802	—	—
Other administrative expenses	317,834	227,156	172,747
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	3,550,193	1,662,063	1,481,248
OTHER EXPENSES:
Amortization of intangibles	67,921	27,334	37,222
Deposit insurance premiums and other expenses	55,746	70,327	89,055
Loss on debt extinguishment	127,063	6,877	100,127
Impairment of long-lived assets	97,546	—	—
PIERS litigation accrual	—	—	258,480
TOTAL OTHER EXPENSES	348,276	104,538	484,884
INCOME BEFORE INCOME TAXES	4,121,438	788,403	454,787
Income tax provision / (benefit)	1,413,224	160,300	(106,448)
NET INCOME INCLUDING NONCONTROLLING INTEREST	$2,708,214	$628,103	$561,235
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	$373,062	$—	$—
NET INCOME	$2,335,152	$628,103	$561,235
See accompanying notes to Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
NET INCOME INCLUDING NONCONTROLLING INTEREST	$2,708,214	$628,103	$561,235
OTHER COMPREHENSIVE INCOME / (LOSS), NET OF TAX
Net unrealized gains on cash flow hedge derivative financial instruments, net of tax	25,163	39,751	28,822
Net unrealized gains/(losses) on investment securities, net of tax	146,877	(359,616)	72,471
Pension and post-retirement actuarial (loss) / gain, net of tax	(14,082)	11,163	(241)
TOTAL OTHER COMPREHENSIVE INCOME / (LOSS), NET OF TAX	157,958	(308,702)	101,052
COMPREHENSIVE INCOME	$2,866,172	$319,401	$662,287
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	$373,062	$—	$—
COMPREHENSIVE INCOME	$2,493,110	$319,401	$662,287

See accompanying notes to Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
FOR THE YEAR ENDED DECEMBER 31, 2014, 2013 AND 2012

(in thousands)

	Common Shares Outstanding	Preferred Stock	Common Stock	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings (Deficit)	Total Stockholder's Equity
Balance, December 31, 2011	520,307	$195,445	$12,213,484	(46,718)	233,952	12,596,163
Comprehensive income	—	—	—	101,052	561,235	662,287
Stock issued in connection with employee benefit and incentive compensation plans	—	—	(1,848)	—	—	(1,848)
Dividends paid on preferred stock	—	—	—	—	(14,600)	(14,600)
Balance, December 31, 2012	520,307	$195,445	$12,211,636	54,334	780,587	13,242,002

	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Total Stockholder's Equity
Balance, December 31, 2012	520,307	$195,445	$12,211,636	$54,334	$780,587	$13,242,002
Comprehensive income/(loss)	—	—	—	(308,702)	628,103	319,401
Stock issued in connection with employee benefit and incentive compensation plans	—	—	(1,820)	—	—	(1,820)
Dividends paid on preferred stock	—	—	—	—	(14,600)	(14,600)
Balance, December 31, 2013	520,307	$195,445	$12,209,816	$(254,368)	$1,394,090	$13,544,983

	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, December 31, 2013	520,307	$195,445	$12,209,816	$(254,368)	$1,394,090	$—	$13,544,983
Comprehensive Income Attributable to SHUSA	—	—	—	157,958	2,335,152		2,493,110
Comprehensive Income Attributable to NCI	—	—	—	—		373,062	373,062
SCUSA Change in Control(1)			—			3,483,446	3,483,446
Issuance of common stock	10,084		2,521,000			—	2,521,000
Stock issued in connection with employee benefit and incentive compensation plans	—	—	(1,207)	—	—		(1,207)
Net stock option activity	—	—	—	—		104,301	104,301
Dividends paid on preferred stock	—	—	—	—	(14,600)	—	(14,600)
Balance, December 31, 2014	530,391	$195,445	$14,729,609	$(96,410)	$3,714,642	3,960,809	$22,504,095
(1) Refer to Note 3 to the Consolidated Financial Statements for further discussion.

See accompanying notes to the Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interest	$2,708,214	$628,103	$561,235
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on SCUSA Change in Control	(2,291,003)	—	—
Net gain on sale of SCUSA shares	(137,536)	—	—
Gain on disposal activities	(10,648)	—	—
Impairment of long-lived assets	97,546	—	—
Provision for credit losses	2,844,539	46,850	392,800
Deferred taxes	1,651,329	234,274	(131,506)
Depreciation, amortization and accretion	(155,137)	286,304	265,567
Net gain on sale of loans	(263,853)	(47,128)	(26,182)
Net gain on sale of investment securities	(27,234)	(73,084)	(100,891)
Gain on residential loan securitizations	(48,373)	—	—
Net gain on sale of leased vehicles	(4,570)	—	—
OTTI recognized in earnings	—	63,630	—
Loss on debt extinguishment	127,063	6,877	100,127
Net (gain)/loss on real estate owned and premises and equipment	(32,101)	5,238	(341)
Stock-based compensation	5,922	(1,820)	(1,848)
Equity earnings from equity method investments	(7,817)	(426,851)	(428,569)
Dividends from equity method investments	—	182,113	477,502
Originations of loans held for sale, net of repayments	(4,630,564)	(3,317,480)	(4,280,277)
Purchases of loans held-for-sale	—	(17,151)	—
Proceeds from sales of loans held-for-sale	5,132,693	4,063,312	3,849,428
Purchases of trading securities	(525,485)	—	—
Proceeds from sales of trading securities	85,240	—	—
Net change in:
Other assets and bank owned life insurance	(246,408)	175,810	247,384
Other liabilities	(64,295)	(471,957)	698,813
Other	(8,786)	24,545	(12,586)
NET CASH PROVIDED BY OPERATING ACTIVITIES	4,198,736	1,361,585	1,610,656

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available-for-sale investment securities	341,513	8,050,028	4,256,661
Proceeds from prepayments and maturities of available-for-sale investment securities	2,594,981	3,206,799	3,670,182
Purchases of available-for-sale investment securities	(5,209,870)	(4,854,061)	(10,513,983)
Proceeds from sales of other investments	366,382	310,466	92,169
Proceeds from maturities of other investments	20,000	—	—
Purchases of other investments	(382,840)	(76,949)	(570,850)
Distributions from equity method investments	7,990	—	—
Contributions to equity method investments	(111,788)	—	—
Net change in restricted cash	(286,164)	391,058	(451,795)
Proceeds from sales of loans held for investment	3,653,267	119,621	287,011
Purchases of loans held for investment	(1,266,322)	(1,530,178)	(1,615,213)
Net change in loans other than purchases and sales	(9,855,823)	3,584,077	(806,281)
Proceeds from the sales of equity method investments	8,615	—	—
Purchases of leased vehicles	(6,175,393)	—	—
Proceeds from the sale of leased vehicles	463,843	—	—
Manufacturer incentives	1,139,209	—	—
Proceeds from sales of real estate owned and premises and equipment	119,088	47,673	104,867
Purchases of premises and equipment	(288,336)	(222,756)	(191,969)
Net cash transferred on the sale of branches	(151,286)	—	—
Proceeds from sale of SCUSA shares	320,145	—	—
Cash acquired in SCUSA Change in Control	11,076	—	—
NET CASH (USED IN)/PROVIDED BY INVESTING ACTIVITIES	(14,681,713)	9,025,778	(5,739,201)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	3,227,076	(1,268,632)	2,992,523
Net change in short-term borrowings	2,481,770	(6,142,617)	2,377,417
Net proceeds from long-term borrowings	37,894,392	528,749	902,332
Repayments of long-term borrowings	(34,767,052)	(958,162)	(2,468,411)
Proceeds from FHLB advances (with maturities greater than 90 days)	—	1,500,000	1,250,000
Repayments of FHLB advances (with maturities greater than 90 days)	(2,082,796)	(2,040,494)	(1,331,513)
Net change in advance payments by borrowers for taxes and insurance	(14,901)	14,529	17,645
Cash dividends paid to preferred stockholders	(14,600)	(14,600)	(14,600)
Dividends paid to noncontrolling interest	(20,667)	—	—
Proceeds from the issuance of common stock	1,787,533	—	—
NET CASH PROVIDED BY/(USED IN) FINANCING ACTIVITIES	8,490,755	(8,381,227)	3,725,393

NET CHANGE IN CASH AND CASH EQUIVALENTS	(1,992,222)	2,006,136	(403,152)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	4,226,947	2,220,811	2,623,963
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,234,725	$4,226,947	$2,220,811

SUPPLEMENTAL DISCLOSURES
Income taxes(received)/(paid), net	$(122,589)	$1,489	$(50,832)
Interest paid	1,191,326	1,004,926	738,597

NON-CASH TRANSACTIONS(1)
Loans transferred to other real estate owned	53,618	75,158	61,894
Loans transferred to repossessed vehicles	119,659	—	—
Loans transferred from held for investment to held for sale, net	226,170	—	—
Conversion of debt to common equity	750,000	—	—
Liquidation of common equity securities	24,742	—	—
Residential loan securitizations	2,136,022	—	459,453
Write-off of unamortized hedge loss	10,838	—	—
Unsettled purchases of investment securities	254,065	—	—
Unsettled sales of investment securities	573,290	—	—
(1) The Change in Control and subsequent consolidation of SCUSA was accounted for as a non-cash transaction. See Note 3 to the Consolidated Financial Statements for detail on the Change in Control.

See accompanying notes to Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Introduction

SHUSA is the parent company of the Bank, a national banking association, and Santander Consumer USA Holdings Inc. (together with its subsidiaries, "SCUSA"), a consumer finance company focused on vehicle finance and personal lending products. SHUSA is headquartered in Boston, Massachusetts and the Bank's main office is in Wilmington, Delaware. SHUSA is a wholly-owned subsidiary of Santander.

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

Santander Consumer USA Holdings Inc. (together with its subsidiaries, "SCUSA") has a controlling interest in Santander Consumer USA Inc., which is headquartered in Dallas, Texas, and is a full-service, technology-driven consumer finance company focused on vehicle finance and personal lending products.

On January 22, 2014, SCUSA's registration statement for an IPO of shares of its common stock (the “SCUSA Common Stock”), was declared effective by the SEC. Prior to the IPO, the Company owned approximately 65% of the shares of SCUSA's common stock.

On January 28, 2014, the IPO was closed, and certain stockholders of SCUSA, including the Company and Sponsor Holdings, sold 85,242,042 shares of SCUSA Common Stock. Immediately following the IPO, the Company owned approximately 61% of the shares of SCUSA Common Stock. In connection with these sales, certain board representation, governance and other rights granted to DDFS and Sponsor Holdings were terminated as a result of the reduction in DDFS and Sponsor Holdings’ collective ownership of shares of SCUSA Common Stock below certain ownership thresholds, causing the Change in Control.

Prior to the Change in Control, the Company accounted for its investment in SCUSA under the equity method. Following the Change in Control, the Company consolidated the financial results of SCUSA in the Company’s Consolidated Financial Statements. The Company’s consolidation of SCUSA is treated as an acquisition of SCUSA by the Company in accordance with ASC 805 - Business Combinations (ASC 805). SCUSA Common Stock is now listed for trading on the New York Stock Exchange under the trading symbol "SC".

See Note 3 to the Consolidated Financial Statements for a detailed discussion of the Company's consolidation of SCUSA in accordance with ASC 805.

Basis of Presentation

These Consolidated Financial Statements include the accounts of the Company and its subsidiaries, including its principal subsidiary, the Bank, SCUSA and certain special purpose financing trusts utilized in financing transactions which are considered VIEs. The Company consolidates VIEs for which it is deemed the primary beneficiary. The Consolidated Financial Statements have been prepared by the Company pursuant to SEC regulations. All intercompany balances and transactions have been eliminated in consolidation. Additionally, where applicable, the Company's accounting policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. However, in the opinion of management, the accompanying Consolidated Financial Statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Consolidated Balance Sheets, Statements of Operations, Statements of Comprehensive Income, Statement of Stockholder's Equity and Statements of Cash Flows for the periods indicated, and contain adequate disclosure to make the information presented not misleading.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Reclassifications

Core Deposit Intangibles

The Company reclassified approximately $34.6 million of definite-lived intangible assets from Other Assets to Intangibles Assets within the Consolidated Balance Sheets at December 31, 2013. The Company previously classified such definite lived intangibles within Other Assets, since they did not meet the quantitative thresholds for separate presentation. Due to the increase of the intangible assets during the first quarter of 2014, as a result of the Change in Control further discussed in Note 3, the Company disclosed the intangible assets as a separate line item within the Consolidated Balance Sheet at December 31, 2014. Accordingly, prior period amounts were reclassified to conform to current period presentation. This reclassification had no effect on any other consolidated financial statements.

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

Significant Accounting Policies

Management identified accounting for consolidation, business combinations, the allowance for loan and lease losses and the reserve for unfunded lending commitments, goodwill, derivatives and hedging activities, and income taxes as the Company's most critical accounting policies and estimates, in that they are important to the portrayal of the Company's financial condition and results of operations and require management's most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The following is a description of the significant accounting policies of the Company.

Consolidation

The Consolidated Financial Statements include voting rights entities and VIEs in which the Company has a controlling financial interest. In accordance with the applicable accounting guidance for consolidations, the Company consolidates a VIE if the Company is considered to be the primary beneficiary because it has: (i) a variable interest in the entity; (ii) the power to direct activities of the VIE that most significantly impact the entity's economic performance; and (iii) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. Variable interests can include equity interests, subordinated debt, derivative contracts, leases, service agreements, guarantees, standby letters of credit, loan commitments, and other contracts, agreements and financial instruments.

The Company uses the equity method to account for unconsolidated investments in voting rights entities if the Company has influence over the entity's operating and financing decisions but does not maintain a controlling financial interest. Unconsolidated investments in voting rights entities or VIEs in which the Company has a voting or economic interest of less than 20% generally are carried at cost. These investments are included in "Equity method investments" on the Consolidated Balance Sheets, and the Company's proportionate share of income or loss is included in "Equity method investments" within the Consolidated Statements of Operations.

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

Subsequent Events

The Company evaluated events from the date of the Consolidated Financial Statements on December 31, 2014 through the issuance of these Consolidated Financial Statements and has determined that there have been no material events that would require recognition in its Consolidated Financial Statements or disclosure in the Notes to the Consolidated Financial Statements for the year ended December 31, 2014 other than the transactions disclosed within the footnotes. See Note 12 and 24 to these Consolidated Financial Statements.

Revenue Recognition

The Company primarily earns interest and non-interest income from various sources, including:

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

When measuring the fair value of a liability, the Company assumes that the transfer will not affect the nonperformance risk associated with the liability. The Company considers the effect of the credit risk on the fair value for any period in which fair value is measured. There are three acceptable techniques for measuring fair value: the market approach, the income approach and the cost approach. Selecting the appropriate technique for valuing a particular asset or liability should consider the exit market for the asset or liability, the nature of the asset or liability being measured, and how a market participant would value the same asset or liability. Ultimately, selecting the appropriate valuation method requires significant judgment.

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

Cash and Cash Equivalents

Cash and cash equivalents include cash and amounts due from depository institutions, interest-bearing deposits in other banks, federal funds sold, and securities purchased under agreements to resell. Cash and cash equivalents have original maturities of three months or less, and, accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value. As of December 31, 2014, the Company has maintained balances in various operating and money market accounts in excess of federally insured limits.

Cash deposited to support securitization transactions, lockbox collections, and related required reserve accounts are recorded in the Company's Consolidated Balance Sheet as of December 31, 2014 as restricted cash. Excess cash flows generated by the Trusts are added to the restricted cash reserve account, creating additional over-collateralization until the contractual securitization requirement has been reached. Once the targeted reserve requirement is satisfied, additional excess cash flows generated by the Trusts are released to the Company as distributions from the Trusts. Lockbox collections are added to restricted cash and released when transferred to the appropriate warehouse line of credit or Trust. The Company also maintains restricted cash primarily related to cash posted as collateral related to derivative agreements and cash restricted for investment purposes.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Investment Securities and Other Investments

Investments that are purchased principally for the purpose of hedging the MSR in the near term are classified as trading securities and carried at fair value, with changes in fair value recorded as a component of the Mortgage banking income, net, line of the Consolidated Statements of Operations. Securities expected to be held for an indefinite period of time are classified as available for sale and are carried at fair value, with temporary unrealized gains and losses reported as a component of accumulated other comprehensive income within stockholder's equity, net of estimated income taxes.

Available-for-sale and held-to-maturity securities are reviewed quarterly for possible OTTI. The Company conducts a comprehensive security-level impairment assessment quarterly on all securities with a fair value that is less than their amortized cost basis to determine whether the loss represents OTTI. The quarterly OTTI assessment takes into consideration whether the Company has the intent to sell or is more likely than not that it will be required to sell the security before the expected recovery of its amortized cost. The Company also considers whether or not it would expect to receive all of the contractual cash flows from the investment based on its assessment of the security structure, recent security collateral performance metrics, external credit ratings, failure of the issuer to make scheduled interest or principal payments, judgment and expectations of future performance, and relevant independent industry research, analysis and forecasts. The Company also considers the severity of the impairment in its assessment. In the event of a credit loss, the credit component of the impairment is recognized within non-interest income, and the non-credit component is recognized through accumulated other comprehensive income.

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

See Note 4 to the Consolidated Financial Statements for detail on the Company's investments.

Loans held for investment

Loans held for investment include commercial and consumer loans originated by the Company as well as retail installment and personal unsecured loans acquired in connection with the Change in Control and originated for investment after the Change in Control.

Loans held for investment Pre Change in Control

Loans held for investment are reported net of loan origination fees, direct origination costs and discounts and premiums associated with purchased loans and unearned income. Interest on loans is credited to income as it is earned. Loan origination fees and certain direct loan origination costs are deferred and recognized as adjustments to interest income in the Consolidated Statements of Operations over the contractual life of the loan generally utilizing the effective interest rate method. Premiums and discounts associated with loans purchased by the Bank are deferred and amortized as adjustments to interest income generally utilizing the effective interest rate method using estimated prepayment speeds, which are updated on a quarterly basis. Interest income is not recognized on loans when the loan payment is 90 days or more delinquent for commercial loans and consumer loans, including credit cards, or sooner if management believes the loan has become impaired.

When loans held for investment are re-designated as LHFS, any specific and allocated allowance for credit losses are charged-off to reduce the basis of the loans to the lower of cost or estimated fair value.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Included in loans held for investment are retail installment contracts and personal unsecured loans that were acquired in the Change in Control as well as those originated after the Change in Control and which the Company intends to hold for the foreseeable future or until maturity. Retail installment contracts consist largely of nonprime automobile finance receivables that are acquired individually from dealers at a nonrefundable discount. Retail installment contracts also include receivables originated through a direct lending program and loan portfolios purchased from other lenders. Personal unsecured loans include both revolving and amortizing term finance receivables acquired individually and also include private label revolving lines of credit.

Pre-Change in Control Retail installment contracts and Personal unsecured loans and Allowance for Loan Losses

As discussed above, the Company has accounted for its consolidation of SCUSA as a business combination. The retail installment contracts and personal unsecured loans were adjusted to fair value and their related allowance for loan losses that existed as of the Change in Control was eliminated. The portfolio acquired included performing loans as well as those loans acquired with evidence of credit deterioration (defined as those on non-accrual status at the time of the acquisition). All of SCUSA’s performing retail installment contracts and personal unsecured loans that are held for investment were recorded by the Company at a discount. Subsequent to the Change in Control, the purchase discounts on the retail installment loans will be accreted over the remaining expected lives of the loans to their par values using the effective interest rate method, while the purchase discount on the personal unsecured loans given their revolving nature will be amortized on a straight-line basis in accordance with ASC 310-20. The Company assesses the collectability of the recorded investment in the retail installment contracts and personal unsecured loans on a collective basis quarterly and determines the allowance for loan losses at levels considered adequate to cover probable credit losses inherent in the portfolio. The Company recognizes an allowance for loan losses through a charge to provision expense when the recorded investment amounts would exceed unpaid principal balances net of estimated incurred losses.

The Company has irrevocably elected to account for retail installment contracts acquired with evidence of credit deterioration at the Change in Control date at fair value in accordance with ASC 825. Accordingly, the Company will not recognize interest income for these retail installment contracts and will recognize the fair value adjustments of these loans as part of other non-interest income in the Company’s Consolidated Statement of Operations. For certain of the retail installment contracts which the Company has elected to account for at fair value but are not considered non-accruals, the Company will separately recognize interest income from the total fair value adjustment. No allowance for loan losses will be recognized for loans that the Company has elected to account for at fair value.

Post-Change in Control Retail installment contracts and Personal unsecured loans and Allowance for Loan Losses

Retail installment contracts and Personal unsecured loans originated since the Change in Control are carried at amortized cost, net of allowance for loan losses. Provisions for loan losses are charged to operations in amounts sufficient to maintain the allowance for loan losses at levels considered adequate to cover probable credit losses inherent in our post acquisition finance receivables.

Interest from these loans is accrued when earned in accordance with the terms of the retail installment contracts. The accrual of interest is discontinued and reversed once a retail installment contract or personal term becomes more than 60 days past due, and is resumed if a delinquent account subsequently becomes 60 days or less past due. Personal revolving loans continue to accrue interest until they are 180 days past due, at which point they are charged off.
Non-accrual loans

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Charge-off of Uncollectible Loans

Any loan may be charged-off if a loss confirming event has occurred. Loss confirming events usually involve the receipt of specific adverse information about the borrower and may include, but are not limited to, bankruptcy (unsecured), foreclosure, or receipt of an asset valuation indicating a shortfall between the value of the collateral and the book value of the loan and that collateral asset is the sole source of repayment. The Company generally charge off commercial loans when it is determined that the specific loan or a portion thereof, is uncollectible. This determination is based on facts and circumstances of the individual loans and normally includes considering the viability of the related business, the value of any collateral, the ability and willingness of any guarantors to perform and the overall financial condition of the borrower. The Company generally charge off consumer loans, which includes retail installment contracts and personal unsecured loans, or a portion thereof, as follows: residential mortgage and home equity loans are charged-off to the estimated fair value of their collateral (net of selling costs) when they become 180 days past due; automobile loans and retail installment contracts are charged-off when they become 120 days past due. Credit cards are charged off when they are 180 days delinquent or within 60 days after the receipt of notification of the cardholder’s death or bankruptcy.

TDRs

TDRs are loans that have been modified for which the Company has agreed to make certain concessions to customers to both meet the needs of the customers and maximize the ultimate recovery of the loan. TDRs occur when a borrower is experiencing financial difficulties and the loan is modified involving a concession that would otherwise not be granted to the borrower. TDRs are generally placed on non-accrual status until the Company believes repayment under the revised terms is reasonably assured and a sustained period of repayment performance has been achieved (typically defined as six months for a monthly amortizing loan). All costs incurred by the Company in connection with a TDR are expensed as incurred. The TDR classification remains on the loan until it is paid in full or liquidated.

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

The Company considers all of its loans identified as TDRs to be impaired as well as all of its non-accrual commercial loans in excess of $1 million as of the balance sheet date. The Company may perform an impairment analysis on loans that fail to meet this threshold if the nature of the collateral or business conditions warrant. The Company considers all individually acquired retail installment contracts that have been modified at least once, deferred for a period of 90 days or more, or deferred at least twice as TDRs.

The Company measures impairment based on the present value of expected future cash flows discounted at the loan's original effective interest rate, except that, as a practical expedient, the Company may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is a collateral-dependent loan.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

LHFS

LHFS are recorded at either estimated fair value (if the fair value option is elected) or the lower of cost or fair value. The Company has elected to account for residential real estate mortgages originated with the intent to sell at fair value. Generally, residential loans are valued on an aggregate portfolio basis, and commercial loans are valued on an individual loan basis. Gains and losses on LHFS which are accounted for at fair value are recorded in Mortgage banking income, net. Direct loan origination costs and fees are recorded in Mortgage banking income, net at origination. The fair value of LHFS is based on what secondary markets are currently offering for portfolios with similar characteristics, and related gains and losses are recorded in Mortgage banking income, net. All other LHFS, including retail installment contracts which the Company does not have the intent and ability to hold for the foreseeable future or until maturity or payoff, are carried at the lower of cost or fair value. For LHFS recorded at the lower of cost or fair value, direct loan origination costs and fees are deferred at origination and are recognized in Mortgage banking income, net at the time of sale.

Allowance for Loan and Lease Losses and Reserve for Unfunded Lending Commitments

Allowance for Loan and Lease Losses and reserve for Unfunded Lending Commitments are maintained at levels that management considers adequate to provide for losses based upon an evaluation of known and inherent risks in the loan portfolio. Management's evaluation takes into consideration the risks inherent in the loan portfolio, past loan loss experience, specific loans with loss potential, geographic and industry concentrations, delinquency trends, economic conditions and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the ACL may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

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

When the Company determines that the present value of an impaired loan is less than its carrying amount, the Company recognizes impairment through a provision estimate or a charge-off to the allowance. Management performs these assessments on at least a quarterly basis.

For the commercial loan portfolio segment, a charge-off is recorded when a loan, or a portion thereof, is considered uncollectible and of such little value that its continuance on the Company's books as an asset is not warranted. Charge-offs are recorded on a monthly basis and partially charged-off loans continue to be evaluated on not less than a quarterly basis, with additional charge-offs or loan loss provisions taken on the remaining loan balance, if warranted, utilizing the same criteria.

Consumer loans (excluding auto loans and credit cards) and any portion of a consumer loan secured by a real estate mortgage not adequately secured are generally charged-off when deemed to be uncollectible or delinquent 180 days or more (120 days for closed-end consumer loans not secured by real estate), whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Factors that would demonstrate repayment include: a loan that is secured by collateral and is in the process of collection; a loan supported by a valid guarantee or insurance; or a loan supported by a valid claim against a solvent estate. Auto loans are charged off in the month an account becomes greater than 120 days delinquent if the Company has not repossessed the related vehicle. The Company charges off accounts in repossession when the automobile is repossessed and legally available for disposition. Credit cards are charged off when they are 180 days delinquent or within 60 days after the receipt of notification of the cardholders's death or bankruptcy.

Retail installment contracts acquired individually are charged off when the account becomes 120 days past due if the Company has not repossessed the related vehicle. The Company charges off accounts in repossession when the automobile is repossessed and is legally available for disposition. A charge-off represents the difference between the estimated net sales proceeds and the outstanding amount of the delinquent contract. Accounts in repossession that have been charged off and are pending liquidation are removed from retail installment contracts and the related repossessed automobiles are included in other assets in the Company’s Consolidated Balance Sheets. Personal revolving and term loans are charged off when the account becomes 180 and 120 days past due, respectively.

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

Risk factors are continuously reviewed and revised by management when conditions warrant. A comprehensive analysis of the ACL is performed by the Company on a quarterly basis. In addition, a review of allowance levels based on nationally published statistics is conducted on at least an annual basis.

The factors supporting the ACL do not diminish the fact that the entire ACL is available to absorb losses in the loan portfolio and related commitment portfolio, respectively. The Company's principal focus, therefore, is on the adequacy of the total ACL.

The ACL is subject to review by banking regulators. The Company's primary bank regulators conduct examinations of the ACL and make assessments regarding its adequacy and the methodology employed in its determination.

See Note 5 to the Consolidated Financial Statements for detail on the Company's loans and related allowance.

Leases

The Company provides financing for various types of equipment, aircraft, energy and power systems, and automobiles through a variety of lease arrangements.

Prior to the Change in Control, leased vehicles under operating leases were carried at amortized cost net of accumulated depreciation and any impairment charges and are presented as Leased Vehicles, net in the Company’s Consolidated Balance Sheets. As a result of the Change in Control, the assets acquired were adjusted to an estimated fair value. Leased vehicles purchased in connection with newly originated operating leases are recorded at amortized cost. The depreciation expense of the vehicles is recognized on a straight-line basis over the contractual term of the leases to the expected residual value. The expected residual value and, accordingly, the monthly depreciation expense may change throughout the term of the lease. The Company estimates expected residual values using independent data sources and internal statistical models that take into consideration economic conditions, current auction results, the Company’s remarketing abilities, and manufacturer vehicle and marketing programs.

Lease payments due from customers are recorded as income within Lease income in the Company’s Consolidated Statement of Operations, unless and until a customer becomes more than 60 days delinquent, at which time the accrual of revenue is discontinued. The accrual is resumed and reinstated if a delinquent account subsequently becomes 60 days or less past due. Payments from the vehicle’s manufacturer under their subvention programs are recorded as reductions to the cost of the vehicle and are recognized as an adjustment to depreciation expense on a straight-line basis over the contractual term of the lease. The Company periodically evaluates its investment in operating leases for impairment if circumstances, such as a general decline in used vehicle values, indicate that impairment may exist.

The Company’s investments in leases that are accounted for as direct financing leases are carried at the aggregate of lease payments plus estimated residual value of the leased property less unearned income and are reported as part of loans held for investment in the Company’s Consolidated Balance Sheets. Leveraged leases, a form of financing lease, are carried net of non-recourse debt. We recognize income over the term of the lease using the constant effective yield method.

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

Expenditures for maintenance and repairs are charged to Occupancy and equipment expense in the Consolidated Statement of Operations as incurred.

Cost and Equity Method Investments

For investments in limited partnerships, limited liability companies and other investments that are not required to be consolidated, the Company uses either the equity method or the cost method of accounting. The Company uses the equity method for general and limited partnership ownership interests, limited liability companies and other unconsolidated equity investments in which the Company is considered to have significant influence over the operations of the investee. Under the equity method, the Company records the equity ownership share of net income or loss of the investee in "Income/ (expense) from equity method investments". The Company uses the cost method for all other investments. Under the cost method, there is no change to the cost basis unless there is an other-than-temporary decline in value or dividends are received. If the decline is determined to be other-than-temporary, the Company writes down the cost basis of the investment to a new cost basis that represents realizable value. The amount of the write-down is accounted for as a loss included in "Income/ (expense) from equity method investments". Distributions received from the income of an investee on cost method investments are included in "Income/ (expense) from equity method investments". Investments described above are included in the caption "Equity method investments" on the Consolidated Balance Sheets.

See Note 8 to the Consolidated Financial Statements for a related discussion of the Company's equity investments in securitization trusts and entities.

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

Indefinite-lived intangible assets are not amortized on a recurring basis, but rather are subject to annual impairment testing as prescribed in ASC 360. The Company performs the impairment analysis as of December 31, or whenever events or changes in business circumstances indicate that an asset may be impaired. If the estimated fair value is less than the carrying amount of intangible assets with indefinite lives, an impairment charge would be recognized to reduce the asset to its estimated fair value.

The Company has recognized $768.8 million of intangible assets when it obtained a controlling financial interest in SCUSA, which was accounted for as a business combination. Refer to Note 3 to the Consolidated Financial Statements for additional details related to the intangible assets.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

MSRs

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

As a benchmark for the reasonableness of the residential MSRs fair value, opinions of value from Brokers are obtained. Brokers provide a range of values based upon their own discounted cash flow calculations of our portfolio that reflect conditions in the secondary market and any recently executed servicing transactions. Management compares the internally-developed residential MSR values to the ranges of values received from Brokers. If the residential MSRs fair value falls outside of the Brokers' ranges, management will assess whether a valuation adjustment is warranted. The residential MSRs value is considered to represent a reasonable estimate of fair value.

See Note 10 to the Consolidated Financial Statements for detail on MSRs.

BOLI

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

Other Real Estate Owned and Other Repossessed Assets

OREO and other repossessed assets consist of properties, vehicles, and other assets acquired by, or in lieu of, foreclosure or repossession in partial or total satisfaction of NPLs, including retail installment contracts and leases. Assets obtained in satisfaction of a loan are recorded at the estimated fair value minus estimated costs to sell based upon the property's appraisal value at the date of transfer. The excess of the carrying value of the loan over the fair value of the property minus estimated costs to sell are charged to the allowance for loan losses at the initial measurement date. Subsequent to the acquisition date, OREO is carried at the lower of cost or fair value less estimated cost to sell. Any declines in the fair value of OREO below the initial cost basis are recorded through a valuation allowance with a charge to non-interest income. Increases in the fair value of the OREO net of estimated selling costs will reverse the valuation allowance, but only up to the cost basis which was established at the initial measurement date. Costs of holding the property are recorded as operating expenses, except for significant property improvements, which are capitalized to the extent that the carrying value does not exceed the estimated fair value. The Company generally begins vehicle repossession activity once a customer's account becomes 60 days past due. OREO and other repossessed assets are classified within Other assets on the Consolidated Balance Sheets and totaled $202.3 million and $91.7 million at December 31, 2014 and December 31, 2013, respectively.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Fair value hedges that are highly effective are accounted for by recording the change in the fair value of the derivative instrument and the related hedged asset, liability or firm commitment on the Consolidated Balance Sheet, with the corresponding income or expense recorded in the Consolidated Statement of Operations. The adjustment to the hedged asset or liability is included in the basis of the hedged item, while the fair value of the derivative is recorded as an other asset or other liability. Actual cash receipts or payments and related amounts accrued during the period on derivatives included in a fair value hedge relationship are recorded as adjustments to the income or expense associated with the hedged asset or liability.

Cash flow hedges that are highly effective are accounted for by recording the fair value of the derivative instrument on the Consolidated Balance Sheet as an asset or liability, with a corresponding charge or credit, net of tax, recorded in accumulated other comprehensive income within stockholder's equity in the accompanying Consolidated Balance Sheet. Amounts are reclassified from accumulated other comprehensive income to the Consolidated Statements of Operations in the period or periods the hedged transaction affects earnings. In the case in which certain cash flow hedging relationships have been terminated, the Company continues to defer the net gain or loss in accumulated other comprehensive income and reclassifies it into interest expense as the future cash flows occur, unless it becomes probable that the future cash flows will not occur.

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

The portion of gains and losses on derivative instruments not considered highly effective in hedging the change in fair value or expected cash flows of the hedged item, or derivatives not designated in hedging relationships, are recognized immediately in the Consolidated Statement of Operations. See Note 15 to the Consolidated Financial Statements for further discussion.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

The Company recognizes in its financial statements tax benefits from tax positions when it is more likely than not the position will be sustained upon examination by tax authorities. Such tax positions are initially and subsequently measured as the largest amount of tax benefit that is greater than 50% likely of being realized upon ultimate settlement with the tax authority, assuming full knowledge of the position and all relevant facts. See Note 16 to the Consolidated Financial Statements for details on the Company's income taxes.

Asset Securitizations

The Company, through its SCUSA subsidiary, transfers retail installment contracts into newly formed Trusts which then issue one or more classes of notes payable backed by the retail installment contracts. The Company’s continuing involvement with the credit facilities and Trusts are in the form of servicing loans held by the special purpose entities (SPEs) and, generally, through holding a residual interest in the SPE. These transactions are structured without recourse. The Trusts are considered VIEs under U.S. GAAP and are consolidated when the Company has: (a) power over the significant activities of the entity and (b) an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. The Company has power over the significant activities of those Trusts as servicer of the financial assets held in the Trust. Servicing fees are not considered significant variable interests in the Trusts; however, when the Company also retains a residual interest in the Trust, either in the form of a debt security or equity interest, the Company has an obligation to absorb losses or the right to receive benefits that are potentially significant to the SPE. Accordingly, these Trusts are consolidated within the consolidated financial statements, and the associated retail installment contracts, borrowings under credit facilities and securitization notes payable remain on the consolidated balance sheets. Securitizations involving Trusts in which the Company does not retain a residual interest or any other debt or equity interests are treated as sales of the associated retail installment contracts. While these Trusts are included in our consolidated financial statements, these Trusts are separate legal entities; thus, the finance receivables and other assets sold to these Trusts are legally owned by these Trusts, are available only to satisfy the notes payable related to the securitized retail installment contracts, and are not available to our creditors or our other subsidiaries.

See further discussion on the Company's securitizations in Note 8 to these Consolidated Financial Statements.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. RECENT ACCOUNTING DEVELOPMENTS

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carry-forward, a Similar Tax Loss, or a Tax Credit Carry-forward Exists. This ASU requires unrecognized tax benefits, or a portion of those benefits, to be presented in the statement of financial position as a reduction to a deferred tax asset for net operating loss carryforwards, similar tax losses, or tax credit carryforwards. The ASU includes an exception that, if the net operating loss carryforwards, similar tax losses, or tax credit carryforwards are not available to settle any additional income taxes that would result from the disallowance of a tax position at the reporting date or the tax law of the applicable jurisdiction does not require the entity to use them and the entity does not intend to use them, the unrecognized tax benefits for such purpose should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The provisions of this update were effective for the Company on January 1, 2014 and were applied prospectively. The implementation of this guidance did not have a significant impact on the Company's financial position or results of operations or disclosures. The Company's adoption of this ASU resulted in a $79.5 million reduction in deferred tax assets as of December 31, 2014.

In January 2014, the FASB issued ASU 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects. The amendments in the ASU allow an entity to make an accounting policy election to account for its investments in qualified affordable housing projects using the proportional amortization method, if certain conditions are met. Under this method, an investor amortizes the cost of its investments in proportion to the tax credits and other tax benefits received and present the amortization as a component of income tax expense. Additional disclosures were also set forth in this update. ASU 2014-01 is effective on a retrospective basis beginning on January 1, 2015, with early adoption permitted. The Company will adopt the provisions of this ASU effective January 1, 2015 and does not expect the adoption to have a significant impact on the Company's financial position, results of operations or disclosures.

In January 2014, the FASB issued ASU 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. The ASU clarifies when an in-substance repossession or foreclosure occurs that would require the transfer of a mortgage loan to OREO in the statement of financial position. Under this ASU an in-substance repossession or foreclosure occurs when the creditor obtains legal title to the residential real estate property or the borrower conveys all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The new ASU is effective beginning on January 1, 2015, with early adoption permitted. Entities may elect to adopt the new ASU by either using a modified retrospective transition method or a prospective transition method. The Company is currently evaluating the impact of adopting this ASU on its financial position, results of operations and disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), superseding the revenue recognition requirements in ASC 605. This ASU requires an entity to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment includes a five-step process to assist an entity in achieving the main principle(s) of revenue recognition under ASC 605. The amendment will be effective for the Company for the first annual period ending after December 15, 2016, including interim periods within that reporting period, and should be applied retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Early adoption of the guidance is not permitted. The Company is currently evaluating the impact of adopting this ASU on its financial position, results of operations and disclosures.

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (Topic 718). This ASU requires that a performance target that affects vesting, and could be achieved after the requisite service period, be treated as a performance condition. Application of existing guidance in ASC 718, as it relates to awards with performance conditions that affect vesting, should continue to be used to account for such awards. The amendment will be effective for the Company for the first reporting period ending after December 15, 2015. Adoption of this amendment should be applied on a prospective basis to awards that are granted or modified on or after the effective date. There also is an option to apply the amendments on a modified retrospective basis for performance targets outstanding on or after the beginning of the first annual period presented as of the adoption date. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its financial position, results of operations and disclosures.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2. RECENT ACCOUNTING DEVELOPMENTS (continued)

In August 2014, the FASB issued ASU 2014-14, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. This ASU requires that a government-guaranteed mortgage loan be de-recognized, and that a separate other receivable be recognized, upon foreclosure if the three criteria identified in the ASU are met. Upon foreclosure and meeting the three criteria, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) that is expected to be recovered from the guarantor. The amendment will be effective for the Company for the first reporting period ending after December 15, 2014. Adoption of the amendment by the Company can be either on a prospective or modified retrospective basis. For the prospective basis, the amendment would be applied to foreclosures occurring after the effective date of the amendment. For the modified retrospective basis, the Company would book a cumulative-effect adjustment (reclassification to other receivables as stated in the amendment) as of the beginning of the annual period of adoption. Prior periods should not be adjusted. The Company is currently evaluating the impact of adopting this ASU on its financial position, results of operations and disclosures.

In August 2014, the FASB also issued ASU 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (Subtopic 205-40). This ASU requires management to perform an assessment of going concern and provides specific guidance on when and how to assess or disclose going concern uncertainties. The new standard also defines terms used in the evaluation of going concern, such as "substantial doubt." Following application, the Company will be required to perform assessments at each annual and interim period, provide an assessment period of one year from the issuance date, and make disclosures in certain circumstances in which substantial doubt is identified. The amendment will be effective for the Company for the first reporting period ending after December 15, 2016. Earlier application is permitted. The Company does not expect the adoption of this ASU to have an impact on its financial position, result of operations, or disclosures.

In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU eliminates the concept of extraordinary items from GAAP, which previously required the separate classification, presentation, and disclosure of extraordinary events and transactions. The amendment will be effective for the Company for the first reporting period ending after December 15, 2015 with early adoption permitted if the guidance is applied from the beginning of the fiscal year of adoption. Adoption of the amendment by the Company can be either on a prospective or retrospective basis. The Company plans to apply this amendment effective for reporting periods beginning after December 15, 2015 and will apply prospectively as the Company has not reported any extraordinary items in the three prior fiscal years. The Company does not expect the adoption of this ASU to have an impact on its financial position, results of operations, or disclosures.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 820): Amendments to the Consolidation Analysis. This ASU changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendment will be effective for the Company for the first reporting period ending after December 15, 2015 with early adoption permitted if the guidance is applied from the beginning of the fiscal year of adoption. The Company is in the process of evaluating the impacts of the adoption of this ASU.

NOTE 3. BUSINESS COMBINATIONS

General

On January 28, 2014, the Company obtained a controlling financial interest in SCUSA in connection with the Change in Control. The financial information set forth in these Consolidated Financial Statements gives effect to the Company’s consolidation of SCUSA as a result of the Change in Control.

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

January 28, 2014
(dollars in thousands)
Fair value of noncontrolling interest in SCUSA	$3,273,265
Fair value of SCUSA employee vested stock options	210,181
Fair value of SHUSA remaining ownership interest in SCUSA	5,063,881
Fair value of equity-related interests in SCUSA	$8,547,327

Recognized amounts of identifiable assets acquired and liabilities assumed:
Cash and cash equivalents	$11,075
Restricted cash	1,704,906
Loan receivables - held for sale	990,137
Loan receivables - retail installment contracts	19,870,790
Loan receivables from dealers	102,689
Loan receivables - personal	1,009,896
Premises and equipment	74,998
Leased vehicles, net	2,486,929
Intangibles	768,750
Miscellaneous receivables and other assets	1,061,351
Deferred tax asset	16,399
Borrowings and other debt obligations	(24,497,607)
Accounts payable and accrued liabilities	(520,568)
Total identifiable net assets	3,079,745

Goodwill	$5,467,582

The fair value of the non-controlling interest of $3.27 billion and the fair value of the Company's remaining ownership interest in SCUSA of $5.06 billion were determined on the basis of the market price of SCUSA's common shares on the Change in Control date.

The Company recognized SCUSA’s stock option awards that were outstanding as of the IPO date at fair value, which in aggregate amounted to $369.3 million. The portion of the total fair value of the stock option awards that is attributable to pre-business combination service amounting to $210.2 million represented a non-controlling interest in SCUSA as of the IPO date, while $159.1 million of the total amount pertains to the post-business combination portion which will be recognized as stock compensation expense over the remaining vesting period of the awards in the Company’s post-business combination consolidated financial statements. Of the total $159.1 million, $82.6 million was immediately recognized as stock compensation expense as a result of the acceleration of the vesting of certain of the stock option awards upon the closing of the IPO. The fair value of share option awards were estimated using the Black-Scholes option valuation model. Please refer to Note 17, Stock-Based Compensation, for additional information related to SCUSA’s stock option awards that were outstanding as of the IPO date. The Company also recognized SCUSA's restricted stock awards that were outstanding as of the IPO date at fair value. These shares of restricted stock were granted to certain of its executives on December 28, 2013 and had an aggregate fair value of approximately $12.0 million as of the IPO date. The grant date fair value was determined based on SCUSA's per share price as of the IPO closing date.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. BUSINESS COMBINATIONS (continued)

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

(1) - Fair value of receivables excludes certain amounts related to the personal loan receivables and loan receivables from dealers due to the short-term and revolving nature of the receivables.

Goodwill recognized in connection with the Change in Control is attributable to SCUSA's workforce as well as the experience, proven track record, and strong capabilities of its senior management team. The goodwill associated with the Change in Control was allocated to our SCUSA segment and is not deductible for tax purposes. Intangibles identified in connection with the Change in Control were:

	January 28, 2014
	Fair Value	Weighted Average Amortization Period
	(dollars in thousands)
Intangibles subject to amortization:
Dealer networks	$580,000	17.5 years (a)
Chrysler relationship	138,750	9.2 years

Intangibles not subject to amortization:
Trade name	50,000	indefinite lived
Total Intangibles	$768,750

(a) - The amortization periods of the dealer network range between 7 and 20 years.

Gain on Change in Control

The Company recognized a pre-tax gain of $2.4 billion in connection with the Change in Control in Non-interest income in the Consolidated Statement of Operations.

January 28, 2014
(in thousands)

Gain attributable to SCUSA shares sold	$137,536
Gain attributable to the remaining equity interest	2,291,003
Total pre-tax gain	$2,428,539

In connection with the closing of the IPO on January 28, 2014, the Company sold 13,895,243 shares of SCUSA Common Stock, which generated proceeds of $320.1 million and a realized gain on sale of $137.5 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3. BUSINESS COMBINATIONS (continued)

Proforma Financial Information

The results of SCUSA are included in our results beginning January 28, 2014. The following table summarizes the actual amounts of Total revenue, net of Total interest expense and Net income including Noncontrolling Interest of SCUSA included in our Consolidated Financial Statements for the year ended December 31, 2014 and the supplemental pro forma consolidated Total revenue, net of total interest expense and Net income including noncontrolling interest of SHUSA entity for years ended December 31, 2014 and 2013, respectively, as if the Change in Control had occurred on January 1, 2013. These results include the impact of amortizing certain purchase accounting adjustments such as intangible assets as well as fair value adjustments to loans and issued debt. These pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual consolidated results of operations of SHUSA that would have been achieved had the Change in Control occurred at January 1, 2013, nor are they intended to represent or be indicative of future results of operations.

	SCUSA Amounts Included in Results for Year Ended	Supplemental Pro Forma - Combined for the Year Ended December 31,
	December 31, 2014	2014 (b)	2013 (b)(c)
	(in thousands)

Total Revenue, Net of Total Interest Expense (a)	$5,883,682	$8,402,844	$9,132,721
Net Income including Noncontrolling Interest	893,884	947,745	2,314,589

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

(c) - Included within the Supplemental Pro Forma - Combined Total Revenue, Net of Total Interest Expense and Net Income including Noncontrolling Interest for the year ended December 31, 2013 are non-recurring gains of $2.43 billion and $1.53 billion, respectively, that arose on the re-measurement of SHUSA's equity method investment in SCUSA to fair value.

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

NOTE 4. INVESTMENT SECURITIES

Available-for-sale

Investment Securities Summary - Available-for-sale

The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of securities available-for-sale at the dates indicated:

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
U.S. Treasury and government agency securities	$1,692,838	$2,985	$(56)	$1,695,767
Corporate debt securities	2,159,681	29,630	(6,910)	2,182,401
Asset-backed securities	2,707,207	17,787	(4,591)	2,720,403
Equity securities	10,619	3	(279)	10,343
State and municipal securities	1,790,776	35,071	(2,385)	1,823,462
Mortgage-backed securities:
U.S. government agencies	2,623,722	1,809	(40,997)	2,584,534
FHLMC and FNMA securities	4,994,974	12,974	(130,161)	4,877,787
Non-agency securities	12,842	539	—	13,381
Total investment securities available-for-sale	$15,992,659	$100,798	$(185,379)	$15,908,078

	December 31, 2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
U.S. Treasury and government agency securities	$24,993	$4	$—	$24,997
Corporate debt securities	2,195,004	35,611	(12,435)	2,218,180
Asset-backed securities	2,727,235	9,345	(4,350)	2,732,230
Equity securities	10,331	—	(490)	9,841
State and municipal securities	1,891,996	20,515	(62,362)	1,850,149
Mortgage-backed securities:
U.S. government agencies	1,904,178	134	(103,889)	1,800,423
FHLMC and FNMA securities	3,202,428	1,486	(207,392)	2,996,522
Non-agency securities	13,898	—	—	13,898
Total investment securities available-for-sale	$11,970,063	$67,095	$(390,918)	$11,646,240

The Company continuously evaluates its investment strategies in light of changes in the regulatory and market environments that could have an impact on capital and liquidity. Based on this evaluation, it is reasonably possible that the Company may elect to pursue other strategies relative to its investment securities portfolio.

In 2014, SHUSA sold $2.1 billion of qualifying residential loans to FHLMC in return for $2.1 billion of MBS issued by FHLMC resulting in a net realized gain on sale of $50.0 million which is included in Mortgage banking income, net line of the Company's Consolidated Statement of Operations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. INVESTMENT SECURITIES (continued)

As of December 31, 2014 and December 31, 2013, the Company had investment securities available-for-sale with an estimated fair value of $3.5 billion and $3.6 billion, respectively, pledged as collateral, which was made up of the following: $2.6 billion and $2.6 billion, respectively, were pledged to secure public fund deposits; $301.6 million and $445.9 million, respectively, were pledged at various brokers to secure repurchase agreements, support hedging relationships, and for recourse on loan sales; and $560.6 million and $562.3 million, respectively, were pledged to secure the Bank's customer overnight sweep product.

At December 31, 2014 and December 31, 2013, the Company had $66.9 million and $60.5 million, respectively, of accrued interest related to investment securities.

The Company's state and municipal bond portfolio primarily consists of general obligation bonds of states, cities, counties and school districts. The portfolio had a weighted average underlying credit risk rating of AA as of December 31, 2014. The largest geographic concentrations of state and local municipal bonds are in Texas, Florida and California, which represented 15.2%, 11.9%, and 11.1%, respectively, of the total portfolio. No other state comprised more than 10% of the total portfolio.

Contractual Maturity of Debt Securities

Contractual maturities of the Company’s debt securities available-for-sale at December 31, 2014 are as follows:

	Due Within One Year	Due After 1 Within 5 Years	Due After 5 Within 10 Years	Due After 10 Years/No Maturity	Total(1)	Weighted Average Yield(2)
	(in thousands)
U.S Treasury and government agency	$—	$1,695,767	$—	$—	$1,695,767	0.96%
Corporate debt securities	137,705	2,044,696	—	—	2,182,401	2.28%
Asset backed securities	344,777	1,075,693	986,640	313,293	2,720,403	1.26%
State and municipal securities	—	5	231,153	1,592,304	1,823,462	3.58%
Mortgage-backed securities:
U.S. government agencies	—	—	7,844	2,576,690	2,584,534	1.70%
FHLMC and FNMA securities	—	2,046	170,178	4,705,563	4,877,787	1.93%
Non-agencies	—	76	—	13,305	13,381	3.18%
Total fair value	$482,482	$4,818,283	$1,395,815	$9,201,155	$15,897,735	1.91%
Weighted Average Yield	1.60%	1.51%	1.79%	2.16%	1.91%
Total amortized cost	$480,740	$4,778,809	$1,393,979	$9,328,512	$15,982,040

(1) The maturities above do not represent the effective duration of the Company's portfolio, since the amounts above are based on contractual maturities and do not contemplate anticipated prepayments.
(2) Yields on tax-exempt securities are calculated on a tax equivalent basis and are based on the statutory federal tax rate of 35.0%.

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. INVESTMENT SECURITIES (continued)

Gross Unrealized Loss and Fair Value of Securities Available-for-Sale

The following tables present the aggregate amount of unrealized losses as of December 31, 2014 and December 31, 2013 on securities in the Company’s available-for-sale investment portfolio classified according to the amount of time that those securities have been in a continuous loss position:

	December 31, 2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury and government agency securities	$298,914	$(56)	$—	$—	$298,914	$(56)
Corporate debt securities	538,108	(3,262)	214,852	(3,648)	752,960	(6,910)
Asset-backed securities	632,936	(1,437)	424,333	(3,154)	1,057,269	(4,591)
Equity securities	55	—	9,879	(279)	9,934	(279)
State and municipal securities	45,128	(90)	192,091	(2,295)	237,219	(2,385)
Mortgage-backed securities:
U.S. government agencies	696,989	(5,152)	1,485,177	(35,845)	2,182,166	(40,997)
FHLMC and FNMA debt securities	410,445	(2,190)	2,607,695	(127,971)	3,018,140	(130,161)
Total	$2,622,575	$(12,187)	$4,934,027	$(173,192)	$7,556,602	$(185,379)

	December 31, 2013
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
Corporate debt securities	$743,041	$(10,868)	$32,020	$(1,567)	$775,061	$(12,435)
Asset-backed securities	803,685	(4,111)	24,316	(239)	828,001	(4,350)
Equity securities	5,020	(188)	4,797	(302)	9,817	(490)
State and municipal securities	710,456	(45,972)	126,345	(16,390)	836,801	(62,362)
Mortgage-backed securities:
U.S. government agencies	1,648,691	(94,937)	139,791	(8,952)	1,788,482	(103,889)
FHLMC and FNMA debt securities	2,271,301	(150,996)	695,830	(56,396)	2,967,131	(207,392)
Total	$6,182,194	$(307,072)	$1,023,099	$(83,846)	$7,205,293	$(390,918)

OTTI

Management evaluates all investment securities in an unrealized loss position for OTTI on at least a quarterly basis. Individual securities are further assessed for OTTI as deemed necessary but at least quarterly. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. The OTTI assessment is a subjective process requiring the use of judgments and assumptions. During the securities-level assessments, consideration is given to (1) the intent not to sell and probability that the Company will not be required to sell the security before recovery of its cost basis to allow for any anticipated recovery in fair value, (2) the financial condition and near-term prospects of the issuer, as well as company news and current events, and (3) the ability to collect the future expected cash flows. Key assumptions utilized to forecast expected cash flows may include loss severity, expected cumulative loss percentage, cumulative loss percentage to date, weighted average FICO and weighted average LTV ratio, rating or scoring, credit ratings and market spreads, as applicable.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. INVESTMENT SECURITIES (continued)

As a result of rising market interest rates, management made the decision during the second quarter of 2013 to reposition its balance sheet. Consistent with this strategy, the Company designated certain available-for-sale securities with a book value of $2.5 billion to be sold, which were in an unrealized loss position due to changes in market rates and asset spreads. The intent to sell these securities resulted in the Company recording $63.6 million of OTTI in the Consolidated Statement of Operations during the second quarter of 2013. All of the securities designated for sale were sold in the third quarter of 2013, which at the time of sale had a book value of $2.3 billion. The Company incurred an additional loss on the sale of these securities during the third quarter of 2013 of $23.5 million. The Company did not record any OTTI in earnings related to its investment securities during the year ended December 31, 2014.

Management has concluded that the unrealized losses on its debt and equity securities for which it has not recognized OTTI (which was comprised of 280 individual securities at December 31, 2014) are temporary in nature since (1) they are not related to the underlying credit quality of the issuers, (2) the entire contractual principal and interest due on these securities is currently expected to be recoverable, (3) the Company does not intend to sell these investments at a loss and (4) it is more likely than not that the Company will not be required to sell the investments before recovery of the amortized cost basis, which may be at maturity. Accordingly, the Company has concluded that the impairment on these securities is not other-than-temporary.

Gains (Losses) and Proceeds on Sales of Securities and OTTI

Proceeds from sales of investment securities and the realized gross gains and losses from those sales are as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Proceeds from the sales of available-for-sale securities	$341,513	$8,050,028	$4,256,661

Gross realized gains	28,473	115,540	101,983
Gross realized losses	(1,239)	(42,456)	(1,092)
OTTI	—	(63,630)	—
Net realized gains	$27,234	$9,454	$100,891

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

The Company recognized $27.2 million, $9.5 million, and $100.9 million at December 31, 2014, 2013, and 2012, respectively, in gains on sale of investment securities as a result of overall balance sheet and interest rate risk management. The net gain realized for the year ended December 31, 2014 was primarily comprised of the sale of state and municipal securities with a book value of $89.0 million for a gain of $5.2 million, the sale of corporate debt securities with a book value of $219.6 million for a gain of $4.8 million, and the sale of MBS with a book value of $579.4 million for a gain of $13.1 million. The net gain realized in 2013 primarily included the sale of CMOs with a book value of $4.1 billion for a gain of $69.0 million and the sale of corporate debt securities with a book value of $905.7 million for a gain of $34.7 million, offset by the OTTI charge of $63.6 million and the sale of MBS, including CMOs, with a book value of $2.3 billion for a loss of $24.2 million. The gain in 2012 was primarily comprised of the sale of $918.7 million of FHLMC and FNMA mortgage-backed debt securities for a gain of $40.0 million, and the sale of additional agency mortgage-backed debt securities for a gain of $28.1 million, municipal bond securities for a gain of $23.1 million, and asset-backed debt securities for a gain of $7.7 million.

Nontaxable interest and dividend income earned on investment securities was $66.7 million, $71.6 million, and $67.0 million for the years ended December 31, 2014, 2013 and 2012, respectively. Tax expenses related to net realized gains and losses from sales of investment securities for the years ended December 31, 2014, 2013 and 2012 were $971.7 million, $3.8 million, and $40.4 million, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4. INVESTMENT SECURITIES (continued)

Trading Securities

The Company held $833.9 million of trading securities as of December 31, 2014. There were no trading securities at December 31, 2013, and 2012. Gains and losses on trading securities are recorded within Mortgage banking income, net, in the Company's Consolidated Statement of Operations as the Company utilizes trading securities portfolio to economically hedge the MSR portfolio. The portion of trading gains and losses related to trading securities still held at the reporting date are as follows:

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Net gains recognized during the period on trading securities	$9,325	$—	$—
Less: Net gains recognized during the period on trading securities sold during the period	3,782	—	—
Unrealized gains during the reporting period on trading securities still held at the reporting date	$5,543	$—	$—

As of December 31, 2014, the Company had trading securities with an estimated fair value of $51.8 million pledged as collateral to secure the Bank's customer overnight sweep product.

Other Investments

Other investments primarily include the Company's investment in the stock of the FHLB of Pittsburgh and the FRB with aggregate carrying amounts of $817.0 million and $800.5 million as of December 31, 2014 and December 31, 2013, respectively. The stocks do not have readily determinable fair values because their ownership is restricted and they lack a market. The stocks can be sold back only at their par value of $100 per share and only to FHLBs or to another member institution. Accordingly, these stocks are carried at cost. During the year ended December 31, 2014, the Company purchased $374.6 million FHLB stock and $8.2 million FRB stock at par and also redeemed $366.4 million of FHLB stock at par. There was no gain or loss associated with these sales. Other investments at December 31, 2013 also included a FHLB CD with a carrying amount of $19.9 million that matured in September 2014.

The Company evaluates these investments for impairment based on the ultimate recoverability of the par value, rather than by recognizing temporary declines in value.

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Overall

The Company's loans are reported at their outstanding principal balances net of any unearned income, cumulative charge-offs, unamortized deferred fees and costs on originated loans and unamortized premiums or discounts on purchased loans. The Company maintains an allowance for credit losses to provide for losses inherent in its portfolios. Certain loans are pledged as collateral for borrowings, securitizations, or SPEs. These loans totaled $52.5 billion at December 31, 2014 and $36.2 billion at December 31, 2013. The increase in pledged loans was primarily driven by the consolidation of SCUSA in connection with the Change in Control.

The Company engages in direct and leveraged lease financing, which totaled $1.2 billion at December 31, 2014 and $1.0 billion at December 31, 2013. Direct financing leases are recorded as the aggregate of minimum lease payments receivable plus the estimated residual value of the leased property, less unearned income. Leveraged leases, a form of direct financing leases, are recorded net of related non-recourse debt. Financing leases are included within commercial and industrial loans.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Loans that the Company has the intent to sell are classified as LHFS. The LHFS portfolio balance at December 31, 2014 was $260.3 million, compared to $128.9 million at December 31, 2013. LHFS in the residential mortgage portfolio are reported at fair value. All other LHFS are accounted for at the lower of cost or fair value. For a discussion on the valuation of LHFS at fair value, see Note 19 to the Consolidated Financial Statements.

Interest income on loans is accrued based on the contractual interest rate and the principal amount outstanding, except for those loans classified as non-accrual. At December 31, 2014 and December 31, 2013, accrued interest receivable on the Company's loans was $492.7 million and $135.3 million, respectively.

During the first quarter of 2014, the Company purchased $898.5 million of performing multi-family loans.

During the third quarter of 2014, SHUSA sold a portfolio of performing TDR loans and a portfolio of nonperforming loans with a combined net carrying value of $484.2 million for cash proceeds of $546.5 million. This loan sale resulted in a net realized gain on sale of $54.9 million, which is included in Mortgage banking income, net line of the Company's Consolidated Statement of Operations.

During the third and fourth quarters of 2014, SHUSA sold $2.1 billion of qualifying residential loans to the FHLMC in return for $2.1 billion of MBS issued by the FHLMC resulting in a net realized gain on sale of $50.0 million, which is included in Mortgage banking income, net line of the Company's Consolidated Statement of Operations.

Loan and Lease Portfolio Composition

The following table presents the composition of the gross loans held for investment by type of loan and by fixed and variable rates at the dates indicated:

	December 31, 2014		December 31, 2013
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial loans held for investment:
Commercial real estate loans	$8,739,233	11.5%	$9,303,885	18.6%
Commercial and industrial loans	17,092,312	22.5%	12,820,417	25.7%
Multi-family loans	8,705,890	11.5%	8,237,029	16.5%
Other commercial(2)	2,084,232	2.7%	1,789,891	3.6%
Total commercial loans held for investment	36,621,667	48.2%	32,151,222	64.4%
Consumer loans secured by real estate:
Residential mortgages	6,773,575	8.9%	9,561,187	19.2%
Home equity loans and lines of credit	6,206,980	8.2%	6,311,694	12.6%
Total consumer loans secured by real estate	12,980,555	17.1%	15,872,881	31.8%
Consumer loans not secured by real estate:
Retail installment contracts and auto loans	22,430,241	29.5%	81,804	0.2%
Personal unsecured loans	2,696,820	3.5%	493,785	1.0%
Other consumer(3)	1,303,279	1.7%	1,321,985	2.6%
Total consumer loans	39,410,895	51.8%	17,770,455	35.6%
Total loans held for investment(1)	$76,032,562	100.0%	$49,921,677	100.0%
Total loans held for investment:
Fixed rate	$45,425,408	59.7%	$23,431,663	46.9%
Variable rate	30,607,154	40.3%	26,490,014	53.1%
Total loans held for investment(1)	$76,032,562	100.0%	$49,921,677	100.0%

(1)Total loans held for investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net decrease in loan balances of $1.5 billion as of December 31, 2014 and a net increase in loan balances of $122.6 million as of December 31, 2013, respectively. The significant fluctuation between periods is due to the purchase accounting marks resulting from the Change in Control.
(2)Other commercial primarily includes CEVF leveraged leases and loans.
(3)Other consumer primarily includes recreational vehicles and marine loans.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

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

The following table reconciles the Company's recorded investment classified by its major loan classifications to its commercial loan classifications utilized in its determination of the allowance for loan losses and other credit quality disclosures at December 31, 2014 and December 31, 2013, respectively:

Commercial Portfolio Segment(2)
Major Loan Classifications(1)	December 31, 2014	December 31, 2013
	(in thousands)
Commercial loans held for investment:
Commercial real estate:
Corporate Banking	$3,218,151	$3,767,869
Middle Markets Real Estate	$3,743,100	$3,510,371
Santander Real Estate Capital	$1,777,982	$2,025,645
Total commercial real estate	$8,739,233	$9,303,885
Commercial and industrial loans(3)	17,092,312	12,820,417
Multi-family loans	8,705,890	8,237,029
Other commercial	2,084,232	1,789,891
Total commercial loans held for investment	$36,621,667	$32,151,222

(1)	These represent the Company's loan categories based on the SEC's Regulation S-X, Article 9.

(2)	These represent the Company's loan classes used to determine its allowance for loan and lease losses in accordance with ASC 310-10.
(3)    Commercial and industrial loans excluded $19.1 million and $17.9 million of LHFS at December 31, 2014 and December 31, 2013, respectively.

The Company's portfolio segments are substantially the same as its financial statement categorization of loans for the consumer loan populations. “Residential mortgages” includes mortgages on residential property including single family and 1-4 family units. "Home equity loans and lines of credit” include all organic home equity contracts and purchased home equity portfolios. "Retail installment contracts and auto loans" includes the Company's direct automobile loan portfolios, but excludes RV and marine retail installment contracts. "Personal unsecured loans" includes personal revolving loans and credit cards. “Other consumer” includes an acquired portfolio of marine and RV contracts as well as indirect auto loans.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Portfolio Segment(2)
Major Loan Classifications(1)	December 31, 2014	December 31, 2013
	(in thousands)
Consumer loans secured by real estate:
Residential mortgages(3)	6,773,575	9,561,187
Home equity loans and lines of credit	6,206,980	6,311,694
Total consumer loans secured by real estate	12,980,555	15,872,881
Consumer loans not secured by real estate:
Retail installment contracts and auto loans(4)	22,430,241	81,804
Personal unsecured loans	2,696,820	493,785
Other consumer	1,303,279	1,321,985
Total consumer loans held for investment	$39,410,895	$17,770,455

(1)	These represent the Company's loan categories based on the SEC's Regulation S-X, Article 9.

(2)	These represent the Company's loan classes used to determine its allowance for loan and lease losses in accordance with ASC 310-10.

(3)	Home mortgages exclude $195.7 million and $111.0 million of LHFS at December 31, 2014 and December 31, 2013, respectively.

(4)	Retail installment contracts and auto loans exclude $45.4 million and $0.0 million of LHFS at December 31, 2014 and December 31, 2013, respectively.

ACL Rollforward by Portfolio Segment
The activity in the ACL by portfolio segment for the years ended December 31, 2014, 2013, and 2012 was as follows:

	Year Ended December 31, 2014
	Commercial	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan losses, beginning of period	$443,074	$363,647	$27,616	$834,337
Provision for loan losses	22,740	2,898,391	5,408	2,926,539
Other(1)	—	(61,220)	—	(61,220)
Charge-offs	(109,704)	(2,688,842)	—	(2,798,546)
Recoveries	40,379	1,167,328	—	1,207,707
Charge-offs, net of recoveries	$(69,325)	$(1,521,514)	$—	$(1,590,839)
Allowance for loan and lease losses, end of period	$396,489	$1,679,304	$33,024	$2,108,817

Reserve for unfunded lending commitments, beginning of period	$220,000	$—	$—	$220,000
Provision for unfunded lending commitments	(82,000)	—	—	(82,000)
Loss on unfunded lending commitments	(5,359)	—	—	(5,359)
Reserve for unfunded lending commitments, end of period	$132,641	$—	$—	$132,641
Total allowance for credit losses, end of period	$529,130	$1,679,304	$33,024	$2,241,458
Ending balance, individually evaluated for impairment	80,968	230,727	—	311,695
Ending balance, collectively evaluated for impairment	$315,521	$1,448,577	$33,024	$1,797,122

Financing receivables:
Ending balance	36,640,761	39,652,053	—	76,292,814
Ending balance, evaluated under the fair value option or lower of cost or fair value	19,094	1,087,069	—	1,106,163
Ending balance, individually evaluated for impairment	491,015	2,085,552	—	2,576,567
Ending balance, collectively evaluated for impairment	$36,130,652	$36,479,432	$—	$72,610,084

(1)
The “Other” amount represents the impact on the allowance for loan and lease losses in connection with the sale of approximately $484.2 million of TDRs and NPLs classified as held-for-sale during the year.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Year Ended December 31, 2013
	Commercial	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan losses, beginning of period	$580,931	$407,259	$25,279	$1,013,469
Provision for / (Release of) loan losses	(67,472)	101,985	2,337	36,850
Charge-offs	(123,517)	(191,687)	—	(315,204)
Recoveries	53,132	46,090	—	99,222
Charge-offs, net of recoveries	(70,385)	(145,597)	—	(215,982)
Allowance for loan losses, end of period	$443,074	$363,647	$27,616	$834,337

Reserve for unfunded lending commitments, beginning of period	$210,000	$—	$—	$210,000
Provision for unfunded lending commitments	10,000	—	—	10,000
Reserve for unfunded lending commitments, end of period	220,000	—	—	220,000
Total allowance for credit losses, end of period	$663,074	$363,647	$27,616	$1,054,337
Ending balance, individually evaluated for impairment(2)	$90,594	$135,202	—	$225,796
Ending balance, collectively evaluated for impairment	$352,481	$228,444	$27,616	$608,541

Financing receivables:
Ending balance	$32,169,154	$17,881,472	$—	$50,050,626
Ending balance, evaluated under the fair value option or lower of cost or fair value(1)	17,932	111,017	—	$128,949
Ending balance, individually evaluated for impairment(2)	479,343	753,809	—	$1,233,152
Ending balance, collectively evaluated for impairment	31,671,879	17,016,646	—	$48,688,525

(1)	Represents LHFS and those loans for which the Company has elected the fair value option

(2)	Consumer loans individually evaluated for impairment consists of loans in TDR status

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Year Ended December 31, 2012
	Commercial	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan losses, beginning of period	$766,865	$292,816	$23,811	$1,083,492
Allowance released due to SCUSA Transaction	3,712	—	—	3,712
Provision for loan losses	97,528	340,289	1,468	439,285
Charge-offs	(335,114)	(272,125)	—	(607,239)
Recoveries	47,940	46,279	—	94,219
Charge-offs, net of recoveries	$(287,174)	$(225,846)	$—	$(513,020)
Allowance for loan losses, end of period	$580,931	$407,259	$25,279	$1,013,469

Reserve for unfunded lending commitments, beginning of period	256,485	—	—	256,485
Provision for unfunded lending commitments	(46,485)	—	—	(46,485)
Reserve for unfunded lending commitments, end of period	210,000	—	—	210,000
Total allowance for credit losses, end of period	790,931	407,259	25,279	1,223,469
Ending balance, individually evaluated for impairment	112,784	154,270	—	267,054
Ending balance, collectively evaluated for impairment	468,147	252,989	25,279	746,415

Financing receivables:
Ending balance	32,931,339	20,301,014	—	53,232,353
Ending balance, evaluated at fair value (1)	$—	$843,442	$—	$843,442
Ending balance, individually evaluated for impairment (2)	633,822	756,385	—	$1,390,207
Ending balance, collectively evaluated for impairment	32,297,517	18,701,187	—	$50,998,704

(1)	Represents LHFS.

(2)	Consumer loans individually evaluated for impairment consists of loans in TDR status.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Non-accrual loans by Class of Financing Receivable

The recorded investment in non-accrual loans disaggregated by class of financing receivables is summarized as follows:

	December 31, 2014	December 31, 2013
	(in thousands)
Non-accrual loans:
Commercial:
Commercial real estate:
Corporate banking	$90,579	$93,100
Middle market commercial real estate	71,398	143,802
Santander real estate capital	5,803	13,171
Commercial and industrial	54,658	97,254
Multifamily	9,639	21,371
Other commercial	4,136	3,640
Total commercial loans	236,213	372,338
Consumer:
Residential mortgages	231,316	473,566
Home equity loans and lines of credit	142,026	141,961
Retail installment contracts and auto loans	960,293	1,205
Personal unsecured loans	14,007	—
Other consumer	12,654	9,339
Total consumer loans	1,360,296	626,071
Total non-accrual loans	$1,596,509	$998,409

Other real estate owned	65,051	88,603
Repossessed vehicles	136,136	—
Other repossessed assets	11,375	3,073
Total other real estate owned and other repossessed assets	212,562	91,676
Total non-performing assets	$1,809,071	$1,090,085

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Age Analysis of Past Due Loans

The age of recorded investments in past due loans and accruing loans greater than 90 days past due disaggregated by class of financing receivables is summarized as follows:

	December 31, 2014
	30-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables(1)	Recorded Investment > 90 Days and Accruing
	(in thousands)
Commercial:
Commercial real estate:
Corporate banking	$18,363	$37,708	$56,071	$3,162,080	$3,218,151	$—
Middle market commercial real estate	3,179	33,604	36,783	3,706,317	3,743,100	—
Santander real estate capital	4,329	2,115	6,444	1,771,538	1,777,982	—
Commercial and industrial	27,071	23,469	50,540	17,060,866	17,111,406	—
Multifamily	13,810	5,512	19,322	8,686,568	8,705,890	—
Other commercial	5,054	1,245	6,299	2,077,933	2,084,232	—
Consumer:
Residential mortgages	165,270	200,818	366,088	6,603,221	6,969,309	—
Home equity loans and lines of credit	36,074	86,749	122,823	6,084,157	6,206,980	—
Retail installment contracts and auto loans	3,046,943	259,534	3,306,477	19,169,188	22,475,665	—
Personal unsecured loans	92,905	111,917	204,822	2,491,998	2,696,820	93,152
Other consumer	47,696	30,653	78,349	1,224,930	1,303,279	—
Total	$3,460,694	$793,324	$4,254,018	$72,038,796	$76,292,814	$93,152

(1)	Financing receivables include LHFS.

	December 31, 2013
	30-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables(1)	Recorded Investment > 90 Days and Accruing
	(in thousands)
Commercial:
Commercial real estate:
Corporate banking	$18,509	$57,503	$76,012	$3,691,858	$3,767,870	$—
Middle market commercial real estate	19,877	83,809	103,686	3,406,685	3,510,371	—
Santander real estate capital	13,882	—	13,882	2,011,762	2,025,644	—
Commercial and industrial	20,276	34,354	54,630	12,783,719	12,838,349	—
Multifamily	7,274	9,563	16,837	8,220,192	8,237,029	—
Other commercial	3,594	2,171	5,765	1,784,126	1,789,891	—
Consumer:
Residential mortgages	272,193	379,076	651,269	9,020,935	9,672,204	—
Home equity loans and lines of credit	47,584	80,551	128,135	6,183,559	6,311,694	—
Retail installment contracts and auto loans	10,888	1,205	12,093	69,711	81,804	—
Personal unsecured loans	5,982	4,536	10,518	483,267	493,785	2,545
Other consumer	41,476	31,091	72,567	1,249,418	1,321,985	—
Total	$461,535	$683,859	$1,145,394	$48,905,232	$50,050,626	$2,545

(1)	Financing receivables include LHFS.

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

	December 31, 2014
	Recorded Investment(1)	Unpaid Principal Balance	Related Specific Reserves	Average Recorded Investment
	(in thousands)
With no related allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	37,735	40,453	—	40,610
Middle market commercial real estate	127,792	172,766	—	114,465
Santander real estate capital	2,982	2,982	—	1,867
Commercial and industrial	6,027	15,580	—	9,580
Multifamily	22,492	22,492	—	24,762
Other commercial	88	88	—	44
Consumer:
Residential mortgages	23,408	23,408	—	57,776
Home equity loans and lines of credit	27,230	27,230	—	29,152
Retail installment contracts and auto loans	148,347	189,663	—	74,173
Personal unsecured loans	592	592	—	296
Other consumer	5,600	5,600	—	6,973
With an allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	59,950	66,328	25,322	56,856
Middle market commercial real estate	60,098	66,024	17,004	89,472
Santander real estate capital	3,878	6,356	364	6,630
Commercial and industrial	66,186	74,737	36,115	83,205
Multifamily	5,979	7,076	1,475	8,699
Other commercial	1,932	1,995	688	1,055
Consumer:
Residential mortgages	130,813	156,669	23,628	339,071
Home equity loans and lines of credit	60,132	69,374	5,002	57,516
Retail installment contracts and auto loans	1,805,006	2,031,134	192,325	902,504
Personal unsecured loans	16,476	16,815	6,508	9,506
Other consumer	16,295	22,812	3,264	16,889
Total:
Commercial	$395,139	$476,877	$80,968	$437,245
Consumer	2,233,899	2,543,297	230,727	1,493,856
Total	$2,629,038	$3,020,174	$311,695	$1,931,101

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

The Company recognized interest income of $86.1 million for the year December 31, 2014 on approximately $2.1 billion of TDRs that were returned to performing status as of December 31, 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Commercial loan credit quality indicators by class of financing receivables are summarized as follows:

	Commercial Real Estate
December 31, 2014	Corporate banking	Middle market commercial real estate	Santander real estate capital	Commercial and industrial	Multifamily	Remaining commercial	Total(1)
	(in thousands)
Regulatory Rating:
Pass	$2,910,957	$3,472,448	$1,564,983	$16,495,319	$8,533,427	$2,064,947	$35,042,081
Special Mention	83,122	61,166	133,950	237,331	131,677	8,475	655,721
Substandard	192,911	174,882	76,232	358,782	40,355	10,311	853,473
Doubtful	31,161	34,604	2,817	19,974	431	499	89,486
Total commercial loans	$3,218,151	$3,743,100	$1,777,982	$17,111,406	$8,705,890	$2,084,232	$36,640,761

(1)	Financing receivables include LHFS.

	Commercial Real Estate
December 31, 2013	Corporate banking	Middle market commercial real estate	Santander real estate capital	Commercial and industrial	Multifamily	Remaining commercial	Total(1)
	(in thousands)
Regulatory Rating:
Pass	$3,385,253	$3,068,666	$1,779,544	$12,320,254	$8,109,023	$1,764,157	$30,426,897
Special Mention	106,001	62,062	112,257	283,939	59,379	17,196	640,834
Substandard	260,122	310,318	132,999	202,347	63,284	8,361	977,431
Doubtful	16,494	69,325	844	31,809	5,343	177	123,992
Total commercial loans	$3,767,870	$3,510,371	$2,025,644	$12,838,349	$8,237,029	$1,789,891	$32,169,154

(1)	Financing receivables include LHFS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Lending Asset Quality Indicators - Class of Financing Receivables

Consumer credit quality disaggregated by class of financing receivables is summarized as follows:

December 31, 2014	Residential mortgages	Home equity loans and lines of credit	Retail installment contracts and auto loans	Personal unsecured loans	Other consumer	Total(1)
	(in thousands)
Performing	$6,737,993	$6,064,954	$21,515,372	$2,682,813	$1,290,625	$38,291,757
Non-performing	231,316	142,026	960,293	14,007	12,654	1,360,296
Total consumer loans	$6,969,309	$6,206,980	$22,475,665	$2,696,820	$1,303,279	$39,652,053

(1)	Financing receivables include LHFS.

December 31, 2013	Residential mortgages	Home equity loans and lines of credit	Retail installment contracts and auto loans	Personal unsecured loans	Other consumer	Total(1)
	(in thousands)
Performing	$9,198,639	$6,203,419	$79,936	$493,785	$1,279,622	$17,255,401
Non-performing	473,566	141,961	1,205	—	9,339	626,071
Total consumer loans	$9,672,205	$6,345,380	$81,141	$493,785	$1,288,961	$17,881,472

(1)	Financing receivables include LHFS.

Consumer Lending Asset Quality Indicators-Credit Score

Consumer financing receivables for which credit score is a core component of the allowance model are summarized by credit score as follows:

December 31, 2014
Credit Score Range(2)	Retail installment contracts and auto loans(3)	Percent	Personal unsecured loans balance	Percent	Home equity loans and lines of credit	Percent
	(dollars in thousands)
<600	$11,731,114	52.2%	$491,984	18.2%	$286,694	4.6%
600-639	4,071,918	18.1%	446,995	16.6%	278,594	4.5%
640-679	4,066,539	18.1%	1,163,203	43.1%	514,502	8.3%
680-719	—	—%	64,610	2.4%	867,323	14.0%
720-759	—	—%	72,235	2.7%	1,181,245	19.0%
>=760	—	—%	78,234	2.9%	2,861,721	46.1%
N/A(1)	2,606,094	11.6%	379,559	14.1%	216,901	3.5%
Total	$22,475,665	100.0%	$2,696,820	100.0%	$6,206,980	100.0%

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

FICO scores are provided by Fair Isaac Corporation and are designed to measure the likelihood that a consumer will pay his or her credit obligations as agreed.

Consumer Lending Asset Quality Indicators-CLTV Range

Residential mortgage and home equity financing receivables by CLTV range are summarized as follows:

December 31, 2014
	Residential mortgages(4)		Home equity loans and lines of credit
CLTV Range(1)	Amount	Percent	Amount	Percent
	(dollars in thousands)
<=80%	$5,732,061	82.2%	$4,951,656	79.8%
80.01 - 90%	396,356	5.7%	386,096	6.2%
90.01 - 100%	215,803	3.1%	199,850	3.2%
100.01 - 120%	143,925	2.1%	215,483	3.5%
120.01 - 140%	57,949	0.8%	70,438	1.1%
>140%	54,446	0.8%	63,468	1.0%
N/A(2)(3)	368,769	5.3%	319,989	5.2%
Total	$6,969,309	100.0%	$6,206,980	100.0%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

December 31, 2013
	Residential mortgages(4)		Home equity loans and lines of credit
CLTV Range(1)	Amount	Percent	Amount	Percent
	(dollars in thousands)
<=80%	$7,124,926	73.7%	$4,061,541	64.3%
80.01 - 90%	665,806	6.9%	946,933	15.0%
90.01 - 100%	647,079	6.7%	357,817	5.7%
100.01 - 120%	451,833	4.7%	338,194	5.4%
120.01 - 140%	188,201	1.9%	125,099	2.0%
>140%	199,016	2.1%	108,664	1.7%
N/A(2)(3)	395,344	4.0%	373,446	5.9%
Total	$9,672,205	100.0%	$6,311,694	100.0%

(1)	CLTV is inclusive of senior lien balances and updated as deemed necessary. CLTV ranges represent the unpaid principal balance.

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

TDR Loans

The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

	December 31, 2014	December 31, 2013
	(in thousands)
Performing	$2,117,789	$656,606
Non-performing	377,239	347,037
Total	$2,495,028	$1,003,643

Commercial Loan TDRs

All of the Company’s commercial loan modifications are based on the circumstances of the individual customer, including specific customers' complete relationship with the Company. Loan terms are modified to meet each borrower’s specific circumstances at a point in time. Modifications for commercial loan TDRs generally, although not always, result in bifurcation of the original loan into A and B notes. The A note is restructured to allow for upgraded risk rating and return to accrual status after a sustained period of payment performance has been achieved (typically six months for monthly payment schedules). The B note, if any, is structured as a deficiency note; the balance is charged off but the debt is usually not forgiven. Commercial TDRs are generally placed on non-accrual status until the Company believes repayment under the revised terms is reasonably assured and a sustained period of repayment performance has been achieved (typically six months for a monthly amortizing loan). As TDRs, they will be subject to analysis for specific reserves by either calculating the present value of expected future cash flows or, if collateral-dependent, calculating the fair value of the collateral less its estimated cost to sell. The TDR classification will remain on the loan until it is paid in full or liquidated.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Loan TDRs
The primary modification program for the Company’s residential mortgage and home equity portfolios is a proprietary program designed to keep customers in their homes and, when appropriate, prevent them from entering into foreclosure. The program is available to all customers facing a financial hardship regardless of their delinquency status. The main goal of the modification program is to review the customer’s entire financial condition to ensure that the proposed modified payment solution is affordable according to a specific DTI range. The main modification benefits of the program allow for term extensions, interest rate reductions, or deferment of principal. The Company reviews each customer on a case-by-case basis to determine which benefit or combination of benefits will be offered to achieve the target DTI range.

The Company also considers all individually acquired retail installment contracts that have been modified at least once, deferred for a period of 90 days or more, or deferred at least twice as TDRs.

For the Company’s other consumer portfolios, the terms of the modifications generally include one or a combination of the following: a reduction of the stated interest rate of the loan at a rate of interest lower than the current market rate for new debt with similar risk, an extension of the maturity date, or principal forgiveness.

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

Upon TDR modification, the Company generally measures impairment based on a present value of expected future cash flows methodology considering all available evidence using the effective interest rate or fair value of collateral. The amount of the required allowance for loan and lease loss is equal to the difference between the loan’s impaired value and the recorded investment.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Financial Impact and TDRs by Concession Type
The following tables detail the activity of TDRs for the years ended December 31, 2014 and December 31, 2013, respectively:

	Year Ended December 31, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate Banking	30	$73,246	$71,692
Middle market commercial real estate	7	70,353	67,453
Santander real estate capital	—	—	—
Commercial and industrial	97	2,921	2,243
Multifamily	—	—	—
Other commercial	5	2,503	2,472
Consumer:
Residential mortgages	266	47,643	48,494
Home equity loans and lines of credit	115	10,509	10,509
Retail installment contracts and auto loans	155,916	2,169,193	2,023,649
Personal unsecured loans	13,999	15,810	15,683
Other consumer	13	863	892
Total	170,448	$2,393,041	$2,243,087

(1)	Pre-modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred.

(2)	Post-modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Year Ended December 31, 2013
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate banking	1	$7,796	$18,767
Middle markets commercial real estate	16	62,151	49,877
Santander real estate capital	2	4,040	3,540
Other commercial	15	18,244	17,633
Consumer:
Residential mortgages(3)	302	48,926	50,036
Home equity loans and lines of credit	151	12,075	12,089
Total	487	$153,232	$151,942

(1)	Pre-modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred.

(2)	Post-modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred.

(3)	The post-modification outstanding recorded investment amounts for residential mortgages exclude interest reserves.

TDRs Which Have Subsequently Defaulted

A TDR is generally considered to have subsequently defaulted if it is 90 days past due after modification. For retail installment contracts, a TDR is considered to have subsequently defaulted at the earlier of the date of repossession or 120 days past due after becoming a TDR. The following table details TDRs that became TDRs during the past twelve-month period and have subsequently defaulted during the years ended December 31, 2014 and December 31, 2013, respectively.

	Year Ended December 31,
	2014		2013
	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
	(dollars in thousands)
Consumer:
Residential mortgages	28	$4,214	16	$3,416
Home equity loans and lines of credit	9	785	13	1,011
Retail installment contracts and auto loans	10,232	72,822	—	—
Other consumer	2,405	2,507	—	—
Total	12,674	$80,328	29	$4,427

(1)	The recorded investment represents the period-end balance at December 31, 2014 and 2013. Does not include Chapter 7 bankruptcy TDRs.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6. LEASED VEHICLES, NET

The Company has operating leases which are included in the Company's Consolidated Balance Sheets as leased vehicles, net. The leased vehicle portfolio consists primarily of leases originated under the Chrysler Agreement.

Leased vehicles, net consisted of the following as of December 31, 2014:

December 31, 2014
(in thousands)
Leased vehicles	$8,314,356
Origination fees and other costs	20,628
Manufacturer subvention payments	(839,150)
7,495,834
Less: accumulated depreciation	(857,719)
$6,638,115

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of December 31, 2014 (in thousands):

2015	$1,130,332
2016	957,964
2017	386,400
2018	19,945
Thereafter	—
Total	$2,494,641

Lease income and expense for the year ended December 31, 2014 was $997.1 million and $786.8 million, respectively. This is a result of the Change in Control, as the Company had no lease income prior to the Change in Control. Also during 2014, through a flow agreement with SCUSA, SBNA began originating prime and super prime Chrysler Capital consumer vehicle leases which created lease income for the Bank.

NOTE 7. PREMISES AND EQUIPMENT

A summary of premises and equipment, less accumulated depreciation, follows:

	AT DECEMBER 31,
	2014	2013
	(in thousands)
Land	$50,835	$54,690
Office buildings	206,601	206,551
Furniture, fixtures, and equipment	258,351	167,350
Leasehold improvements	413,218	345,754
Computer software	563,139	625,069
Automobiles and other	480	536
Total premises and equipment	1,492,624	1,399,950
Less accumulated depreciation	(637,953)	(584,155)
Total premises and equipment, net	$854,671	$815,795

Included in occupancy and equipment expense for the years ended December 31, 2014, 2013, and 2012 was depreciation expense of $199.5 million, $154.8 million, and $106.3 million, respectively.

During the fourth quarter of 2014, the Company sold two properties, which resulted in the recognition of a $22.0 million gain.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. EQUITY METHOD INVESTMENTS AND VARIABLE INTEREST ENTITIES

Equity Method Investments

Investments in unconsolidated entities as of December 31, 2014 and 2013 include the following:

	Ownership Interest	December 31, 2014	December 31, 2013
		(in thousands)
SCUSA(1)	60.5 - 65.0%	$—	$2,933,491
Community reinvestment projects	2.0 - 99.9%	55,313	73,445
Other	various	172,678	78,514
Total		$227,991	$3,085,450
(1) - At December 31, 2014, The company owned approximately 60.5% of SCUSA. The Company consolidated SCUSA in the first quarter of 2014 due to the Change in Control. At December 31, 2013, the Company owned approximately 65% of SCUSA and accounted for its investment as an equity method investment.

Income/ (expense) from equity method investments for the years ended December 31, 2014, 2013 and 2012 was $7.8 million, $426.9 million and $428.6 million, respectively.

On January 22, 2014, SCUSA's registration statement for an IPO of shares of SCUSA Common Stock, was declared effective by the SEC. The Company sold 13,895,243 shares of SCUSA Common Stock at a net price of $23.04 per share, which generated net proceeds to the Company of $320.1 million and a realized gain of $137.5 million. Prior to the IPO, the Company owned approximately 65% of the shares of SCUSA Common Stock, and following the IPO, the Company owns approximately 61% of the shares of SCUSA Common Stock.

On January 28, 2014, the IPO closed, and the Company entered into the Post-IPO Shareholders Agreement. The Post-IPO Shareholders Agreement provides SHUSA and the other selling shareholders with certain board representation, governance and other rights with respect to their ownership interests in SCUSA. The Company and other selling shareholders also entered into a termination agreement, pursuant to which the prior shareholders agreement that was entered into on December 31, 2011 was terminated in accordance with its terms in connection with the IPO and the entry by such stockholders into the Post-IPO Shareholders Agreement.

Prior to the closing of the IPO, the Company accounted for its investment in SCUSA under the equity method. Following the closing of the IPO, the Company consolidates the financial results of SCUSA in the Company’s financial statements effective January 28, 2014. The Company’s consolidation of SCUSA in the Company’s financial statements is treated as an acquisition of SCUSA by the Company for financial reporting purposes.

Community reinvestment projects are investments in partnerships that are involved in construction and development of LIHTC and NMTC. The Company has a significant interest in the partnerships, but does not have a controlling interest in the entities. See further discussion below.

Other investments primarily consist of small investments in capital trusts, a commercial real estate finance company and other joint ventures in which the Company has an interest in the partnerships, but does not have a controlling interest. It also includes $15.5 million and $21.0 million of investments accounted for as cost method investments for as of December 31, 2014 and 2013, respectively.

In October 2014, the Company committed to invest in Stephens Ranch Wind Energy Holdco, LP, which owns wind power generating projects in Texas. On December 5, 2014, the Company invested $92.5 million in this project which is accounted for as an equity method investment. Also in October 2014, the Company committed to invest in First Wind Route 66 Portfolio, LLC, which owns wind power generating projects in Texas. As of December 31, 2014 the Company had not funded its' investment but had committed to funding $89.0 million in 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. EQUITY METHOD INVESTMENTS AND VARIABLE INTEREST ENTITIES (continued)

VIEs

The following table provides a summary of the community reinvestment projects' maximum exposure to losses, associated with its interest related to unconsolidated VIEs in which the Company holds an interest, but is not the primary beneficiary, in the VIE at December 31, 2014 and 2013:

	December 31, 2014			December 31, 2013
	Maximum Exposure			Maximum Exposure
	Investment in Equity(1)	Commitments	Total	Investment in Equity(1)	Commitments	Total
Low income housing partnerships	18,815	—	18,815	34,374	141	34,515
New market partnerships	36,498	—	36,498	39,071	—	39,071
Total	55,313	—	55,313	73,445	141	73,586
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

As of December 31, 2014, the Company's risk of loss is limited to its investment in the partnerships, which totaled $55.3 million, compared to $73.4 million on December 31, 2013. The Company does not provide financial or other support to the partnerships that is not contractually required.

The aggregate of the asset and liabilities held by the LIHTC investment was approximately $394.5 million and $178.3 million, respectively, at December 31, 2013. Aggregate assets and aggregate liabilities are based on limited financial information available associated with certain of the partnerships. December 31, 2014 information is currently not available; however, management is not aware of any significant changes occurring in 2014.

The Company, through SCUSA, transfers retail installment contracts and leased vehicles into newly-formed Trusts which then issue one or more classes of notes payable backed by collateral. The Company’s continuing involvement with the Trusts is in the form of servicing loans held by special purpose financing Trusts and, except for the Chrysler Capital securitizations, through holding a residual interest in the Trust. These transactions are structured without recourse. The Trusts are considered VIEs under GAAP and, except for the Chrysler Capital securitizations, are consolidated because the Company has: (a) power over the significant activities of the entity as servicer of its financial assets and (b) a residual interest and in some cases of debt securities held by the Company, an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. The Company did not retain any debt or equity interests in the Chrysler Capital securitizations executed in 2014, and recorded these transactions as sales of the associated retail installment contracts.

The retail installment contracts, borrowings under credit facilities and securitization notes payable of the consolidated Trusts remain on the Company's Consolidated Balance Sheets. The Company recognizes finance charges and fee income on the retail installment contracts and interest expense on the debt, and records a provision for loan losses to cover probable inherent losses on the contracts. All of the Trusts are separate legal entities and the retail installment contracts and other assets held by these subsidiaries are legally owned by them and not available to other creditors.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. EQUITY METHOD INVESTMENTS AND VARIABLE INTEREST ENTITIES (continued)

On-balance sheet variable interest entities

The following table summarizes the assets and liabilities related to the above mentioned VIEs that are included in the Company's Consolidated Financial Statements as of the date indicated:

December 31, 2014
(in thousands)
Restricted cash	$1,626,257
Retail installment contracts, net	19,911,676
Leased vehicles, net	4,862,783
Various other assets	1,301,591
Notes payable	27,867,494

The Company retains servicing for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in fees, commissions and other income. As of December 31, 2014, the Company was servicing $23.2 billion of retail installment contracts that have been transferred to consolidated Trusts. The remainder of the Company’s retail installment contracts are either pledged in private issuances or warehouse facilities or un-pledged.

Below is a summary of the cash flows received from the Trusts for the period indicated:

Period from January 28, 2014 to December 31, 2014
(in thousands)
Receivables securitized	$12,509,094

Net proceeds from new securitizations	10,452,530
Cash received for servicing fees	585,115
Cash received upon release from reserved and restricted cash accounts	225
Net distributions from Trusts	1,307,223
Total cash received from securitization trusts	$12,345,093

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

For the period from January 28, 2014 to December 31, 2014, the Company sold $1.8 billion of gross retail installment contracts in off-balance sheet securitizations for a gain of approximately $72.4 million. As of December 31, 2014, the Company was servicing $2.2 billion of gross retail installment contracts that have been sold in these off-balance sheet Chrysler Capital securitizations. Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8. EQUITY METHOD INVESTMENTS AND VARIABLE INTEREST ENTITIES (continued)

A summary of the cash flows received from the off-balance securitization trusts for the periods indicated are as follows:

Period from January 28, 2014 to December 31, 2014
(in thousands)
Receivables securitized	1,802,461
Net proceeds from new securitizations	1,894,052
Cash received for servicing fees	16,141
Total cash received from securitization trusts	1,910,193

NOTE 9. GOODWILL AND OTHER INTANGIBLES

Goodwill

During 2014, in connection with the Change in Control, the Company recorded goodwill of approximately $5.5 billion. In addition, the Company recorded a reduction of approximately $7.1 million of goodwill in connection with certain business disposal activities in January 2014.

The Company evaluates goodwill for impairment at the reporting unit level. The fair value of the Company's reporting units is determined by using discounted cash flow and market comparability methodologies. Goodwill is assigned to reporting units, which are operating segments or one level below an operating segment, as of the acquisition date.

As described in Note 24 to the Consolidated Financial Statements, during the second quarter of 2014, the Company reorganized its management reporting in order to improve its structure and focus by better aligning management teams and resources with the business goals of the Company and to provide enhanced customer service to its clients. Refer to Note 24 of the Consolidated Financial Statements for further discussion of the impact of the organizational changes on segment reporting. As a result of the change in segment reporting, the Company has also re-evaluated its conclusions related to goodwill reporting units. Upon evaluation, the Company has concluded that its reporting units will change consistently with the changes to segment reporting, including the following:

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

As of December 31, 2014, the reporting units with assigned goodwill were Retail Banking, Auto Finance & Alliances, Real Estate & Commercial Banking, GBM and SCUSA.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9. GOODWILL AND OTHER INTANGIBLES (continued)

The following table presents activity in the Company's goodwill by its reporting units for the year ended December 31, 2014:

	Retail Banking	Investment Services	Auto Finance & Alliances	Real Estate and Commercial Banking	Specialty & Government Banking	Global Banking & Markets and Large Corporate	SCUSA	Total
	(in thousands)
Goodwill at December 31, 2013	$1,696,086	$126,695	$71,522	$1,163,154	$242,894	$131,130	$—	$3,431,481
Disposals during the period	(7,052)	—	—	—	—	—	—	$(7,052)
Additions during the period	—	—	—	—	—	—	5,467,582	$5,467,582
Re-allocations during the period	126,695	(126,695)	—	242,894	(242,894)	—	—	$—
Goodwill at December 31, 2014	$1,815,729	$—	$71,522	$1,406,048	$—	$131,130	$5,467,582	$8,892,011

Other Intangible Assets

The following table details amounts related to the Company's finite-lived and indefinite-lived intangible assets for the dates indicated.

	December 31, 2014		December 31, 2013
	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
	(in thousands)
Intangibles subject to amortization:
Dealer networks	$544,054	$(35,946)	$—	$—
Chrysler Relationship	125,000	(13,750)	—	—
Core deposit intangibles	7,779	(288,063)	22,650	(273,192)
Other intangibles	8,655	(21,253)	11,964	(17,945)
Total intangibles subject to amortization	685,488	(359,012)	34,614	(291,137)
Intangibles not subject to amortization:
Trade name	50,000	—	—	—
Total Intangibles	$735,488	$(359,012)	$34,614	$(291,137)

Amortization expense on intangible assets for 2014, 2013, and 2012 was $67.9 million, $27.3 million, and $37.2 million, respectively.

The estimated aggregate amortization expense related to intangibles for each of the five succeeding calendar years ending December 31 is:

Year	Estimated Aggregated Amortization Expense
(in thousands)
2015	64,432
2016	57,163
2017	55,055
2018	54,702
Thereafter	449,663

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. OTHER ASSETS

The following is a detail of items that comprise other assets at December 31, 2014 and December 31, 2013:

	December 31, 2014	December 31, 2013
	(in thousands)
Income tax receivables	$939,948	$419,832
Derivative assets at fair value	366,061	222,491
Other repossessed assets	137,201	3,073
MSRs, at fair value	145,047	141,787
Prepaid expenses	159,250	141,593
OREO	65,051	88,603
Miscellaneous assets and receivables	1,047,563	157,115
Total other assets	$2,860,121	$1,174,494

Residential real estate

The Company maintains an MSR asset for sold residential real estate loans serviced for others. At December 31, 2014, 2013 and 2012, the balance of these loans serviced for others were $15.9 billion, $14.5 billion and $13.6 billion. The Company accounts for residential MSRs using the fair value option. Changes in fair value are recorded through the Mortgage banking income, net line of the Consolidated Statements of Operations. The fair value of the MSRs at December 31, 2014, 2013 and 2012 were $145.0 million, $141.8 million and $92.5 million. See further discussion on the valuation of the MSRs in Note 19 to these Consolidated Financial Statements. As deemed appropriate, the Company economically hedges MSRs using interest rate swaps, forward contracts to purchase MBS, and investment trading securities. See further discussion on these derivative activities in Note 4 and 15 to these Consolidated Financial Statements.

For the years ended December 31, 2014, 2013 and 2012, the Company recorded net changes in the fair value of MSRs totaling $(2.8) million, $36.5 million and $(5.7) million. The MSR asset change in fair value during 2014 was due to change in valuation assumptions.

The following table presents a summary of activity included in Mortgage Banking Income, net in the Consolidated Statements of Operations for the Company’s residential MSRs.

	Year Ended December 31,
	2014	2013	2012
	(in thousands)
Fair value at beginning of period	$141,787	$92,512	$161,291
Write-off of reserves	—	—	(70,040)
Mortgage servicing assets recognized	28,058	35,805	43,543
Principal reductions	(21,981)	(23,009)	(36,568)
Change in fair value due to valuation assumptions	(2,817)	36,479	(5,714)
Fair value at end of period	$145,047	$141,787	$92,512

Multifamily

Historically, the Company originated and sold multi-family loans in the secondary market to FNMA while retaining servicing. The Company has not sold multi-family loans to FNMA since 2009. At December 31, 2014, 2013 and 2012, the Company serviced $2.6 billion, $4.3 billion, and $7.5 billion, of loans for FNMA. The servicing asset related to these portfolios was previously fully amortized. During the first quarter of 2014, the Company repurchased from FNMA $898.5 million of performing multifamily loans that had been previously sold with servicing retained. See further discussion on the recourse reserve in Note 20 to these Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10. OTHER ASSETS (continued)

Fee income and gain/loss on sale of mortgage loans

Included in Mortgage banking revenue on the Consolidated Statement of Operations was mortgage servicing fee income of $44.2 million, $45.4 million, and $51.3 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company had gains on the sale of mortgage loans of $144.9 million, $54.4 million, and $48.3 million for the years ended December 31, 2014, 2013 and 2012, respectively.

NOTE 11. DEPOSITS

Deposits are summarized as follows:

	AT DECEMBER 31,
	2014		2013
	Balance	Percent of total deposits	Balance	Percent of total deposits
	(in thousands)
Interest-bearing demand deposits	$11,853,185	22.6%	$10,423,610	21.1%
Non-interest-bearing demand deposits	7,998,870	15.2%	8,022,529	16.2%
Savings	3,863,064	7.4%	3,885,724	7.8%
Money market	21,447,579	40.9%	19,050,473	38.5%
Certificates of deposit	7,311,309	13.9%	8,139,070	16.4%
Total Deposits (1)	$52,474,007	100.0%	$49,521,406	100.0%

(1)	Includes foreign deposits of $633.0 million and $516.1 million at December 31, 2014 and 2013, respectively.

Interest expense on deposits is summarized as follows:

	YEAR ENDED DECEMBER 31,
	2014	2013	2012
	(in thousands)
Interest-bearing demand deposits	$38,132	$15,281	$14,699
Savings	5,280	5,377	5,778
Money market	89,043	78,198	83,603
Certificates of deposit	77,338	112,664	133,939
Total Deposits	$209,793	$211,520	$238,019

The following table sets forth the maturity of the Company’s CDs of $100,000 or more at December 31, 2014 as scheduled to mature contractually:

(in thousands)
Three months or less	$603,425
Over three through six months	514,664
Over six through twelve months	586,647
Over twelve months	923,483
Total	$2,628,219

Certificates of deposit included $993.4 million of certificates of deposit in denominations of $250,000 or greater as of December 31, 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11. DEPOSITS (continued)

The following table sets forth the maturity of all of the Company’s CDs at December 31, 2014 as scheduled to mature contractually:

(in thousands)
2015	$5,069,617
2016	1,479,398
2017	679,418
2018	51,248
2019	28,606
Thereafter	3,022
Total	$7,311,309

Deposits collateralized by investment securities, loans, and other financial instruments totaled $2.6 billion and $2.6 billion at December 31, 2014 and 2013, respectively.

Demand deposit overdrafts that have been reclassified as loan balances were $51.3 million and $66.5 million at December 31, 2014 and 2013, respectively.

NOTE 12. BORROWINGS

Total borrowings and other debt obligations at December 31, 2014 were $39.7 billion, compared to $12.4 billion at December 31, 2013, primarily due to the Change in Control. The Company's debt agreements impose certain limitations on dividends and other payments and transactions. The Company is currently in compliance with these limitations.

Periodically, as part of the Company's wholesale funding management, it opportunistically repurchases outstanding borrowings in the open market and subsequently retires the obligations. During the years ended December 31, 2014 and 2013, the Company repurchased $0.6 million and $481.3 million, respectively, of outstanding borrowings in the open market.

On January 12, 2015, the Bank completed the offer and sale of $750.0 million aggregate principal amount of its 2.00% Senior Notes due 2018 and $250.0 million aggregate principal amount of its Senior Floating Rate Notes due 2018.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. BORROWINGS (continued)

The following table presents information regarding the holding company's borrowings and other debt obligations at the dates indicated:

	December 31, 2014		December 31, 2013
	Balance	Effective Rate	Balance	Effective Rate
	(in thousands)
3.00% senior notes, due September 2015	$599,556	3.28%	$598,965	3.28%
4.625% senior notes, due April 2016	475,034	4.85	474,306	4.85
3.45% senior notes, due August 2018	499,318	3.62	499,148	3.62
Subordinated notes, due March 2020(1)	—	—	756,829	5.96
Junior subordinated debentures - Capital Trust IV, due March 2034(2)	—	—	611	12.84
Common securities - Capital Trust IV(2)	—	—	24,742	4.38
Junior subordinated debentures - Capital Trust VI, due June 2036	70,262	7.91	70,262	7.91
Common securities - Capital Trust VI	10,000	7.91	10,000	7.91
Junior subordinated debentures - Capital Trust IX, due July 2036	150,000	2.03	150,000	2.04
Common securities - Capital Trust IX	4,640	2.03	4,640	2.04
Total holding company borrowings and other debt obligations	$1,808,810	3.88%	$2,589,503	4.50%

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

The following table presents information regarding the Bank's borrowings and other debt obligations at the dates indicated:

	December 31, 2014		December 31, 2013
	Balance	Effective Rate	Balance	Effective Rate
	(in thousands)
8.750% subordinated debentures, due May 2018	$497,924	8.91%	$497,427	8.91%
FHLB advances, maturing through August 2018(1)	9,455,000	2.06	8,952,012	3.36
Subordinated term loan, due February 2019	142,451	6.00	150,273	6.06
REIT preferred, due May 2020	153,417	13.64	151,918	13.83
Subordinated term loan, due August 2022	34,104	7.77	35,491	7.78
Total Bank borrowings and other debt obligations	$10,282,896	2.64%	$9,787,121	3.87%

(1) In February 2014, the Company restructured $1.7 billion of FHLB advances and extended their maturities by two years. The average rate of these borrowings decreased from 5.39% to 3.43% as a result of the restructuring. In September 2014, the Bank terminated $100.0 million of FHLB callable advances. As a consequence, the Company incurred costs of $8.3 million through the loss on debt extinguishment. In October 2014, the Bank terminated $600.0 million of FHLB callable advances. As a consequence, the Company incurred costs of $90.6 million through loss on debt extinguishment. In December 2014, the Bank terminated $200.0 million of FHLB callable advances. As a consequence, the Company incurred costs of $13.7 million through loss on debt extinguishment.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. BORROWINGS (continued)

The following tables present information regarding SCUSA's borrowings and other debt obligations at the date indicated(1):

	December 31, 2014
	Balance	Effective Rate	Assets Pledged	Restricted Cash Pledged
	(in thousands)
Warehouse line, maturing on various dates(2)	$397,452	1.26%	$589,529	$20,661
Warehouse line, due March 2015(3)	250,594	0.98	—	—
Warehouse line, due June 2015	243,736	1.17	344,822	—
Warehouse line, due September 2015(4)	199,980	1.96	351,755	13,169
Warehouse line, due December 2015	468,565	0.93	641,709	16,467
Warehouse line, due June 2016(5)	2,201,511	0.98	3,249,263	65,414
Warehouse line, due June 2016	1,051,777	1.06	1,481,135	28,316
Warehouse line, due October 2016(4)	240,487	2.02	299,195	17,143
Warehouse line, due November 2016(6)	175,000	1.71	—	—
Warehouse line, due November 2016(6)	250,000	1.71	—	2,500
Repurchase facility, maturing on various dates(7)	923,225	1.63	—	34,184
Line of credit with related party, due December 2016(8)	500,000	2.46	1,340	—
Line of credit with related party, due December 2016(8)	1,750,000	2.33	—	—
Line of credit with related party, due December 2018(8)	1,140,000	2.85	9,701	—
Total SCUSA revolving credit facilities	$9,792,327	1.68%	$6,968,449	$197,854

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12. BORROWINGS (continued)

	December 31, 2014
	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate Range	Collateral	Restricted Cash
	(in thousands)
SCUSA public securitizations, maturing on various dates(9)	$11,538,472	$26,682,930	0.89% - 2.80%	$14,345,242	$1,184,047
SCUSA privately issued amortizing notes, maturing on various dates(9)	6,287,148	8,499,111	1.05% - 1.85%	9,114,997	281,038
Total SCUSA secured structured financings	$17,825,620	$35,182,041	0.89% - 2.80%	$23,460,239	$1,465,085

(1) Balances as of December 31, 2013 are not presented due to SCUSA being accounted for as an equity method investment at that date.
(2) Half of the outstanding balance on this facility matures in March 2015 and half in March 2016.
(3) This line is collateralized by securitization notes payable retained by SCUSA.
(4) This line is held exclusively for personal consumer term loans.
(5) This line is held exclusively for Chrysler Capital retail loan and lease financing.
(6) This line is collateralized by residuals retained by SCUSA.
(7) The repurchase facility is collateralized by securitization notes payable retained by SCUSA. No portion of this facility is unsecured. This facility has rolling 30-day and 90-day maturities.
(8) These lines are also collateralized by securitization notes payable and residuals retained by SCUSA. As of December 31, 2014, $2.2 billion of the aggregate outstanding balances on these credit facilities was unsecured.
(9) SCUSA has entered into various securitization transactions involving its retail automotive installment loans and leases. These transactions are accounted for as secured financings and therefore both the securitized retail installment contracts and the related securitization debt issued by SPEs, remain on the Consolidated Balance Sheet. The maturity of this debt is based on the timing of repayments from the securitized assets.

Most of the Company's secured structured financings are in the form of public, SEC-registered securitizations. The Company also executes private securitizations under Rule 144A of the Act and periodically issues private term amortizing notes, which are structured similarly to securitizations but are acquired by banks and conduits.

The following table sets forth the maturities of the Company’s consolidated borrowings and debt obligations at December 31, 2014:

(in thousands)
2015	$9,727,034
2016	7,988,465
2017	3,725,731
2018	4,960,660
2019	2,346,255
Thereafter	10,961,508
Total	$39,709,653

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

On May 28, 2014, the Company issued 84,000 shares of its common stock to Santander, in exchange for cash in the amount of $21.0 million. There were no shares issued during the third or fourth quarter of 2014.

Following these transactions and as of December 31, 2014, the Company had 530,391,043 shares of common stock outstanding.

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)
The following table presents the components of accumulated other comprehensive income/ (loss), net of related tax, for the three-month period and year ended December 31, 2014, 2013 and 2012, respectively.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	For the Year Ended Ended December 31, 2014			December 31, 2013		December 31, 2014
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$(13,788)	$5,038	$(8,750)
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments (1)	53,440	(19,527)	33,913
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	39,652	(14,489)	25,163	$(39,423)	$25,163	$(14,260)

Change in unrealized gains/(losses) on investment securities available-for-sale	268,050	(104,563)	163,487
Reclassification adjustment for net losses included in net income on non-OTTI securities (2)	(27,234)	10,624	(16,610)
Net unrealized gains/(losses) on investment securities available-for-sale	240,816	(93,939)	146,877	(199,392)	146,877	(52,515)

Pension and post-retirement actuarial gain/(loss)(3)	(23,799)	9,717	(14,082)	(15,553)	(14,082)	(29,635)

As of December 31, 2014	$256,669	$(98,711)	$157,958	$(254,368)	$157,958	$(96,410)
(1) Net losses reclassified into Interest on borrowings and other debt obligations in the Consolidated Statement of Operations for settlements of interest rate swap contracts designated as cash flow hedges.
(2) Net gains reclassified into Net gain on sale of investment securities in the Consolidated Statement of Operations for the sale of available-for-sale securities.
(3) Included in the computation of net periodic pension costs.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	For the Year Ended December 31, 2013			December 31, 2012		December 31, 2013
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$2,041	$(655)	$1,386
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments (1)	65,145	(26,780)	38,365
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	67,186	(27,435)	39,751	$(79,174)	$39,751	$(39,423)

Change in unrealized gains/(losses) on investment securities available-for-sale	(584,681)	230,787	(353,894)
Reclassification adjustment for net losses included in net income on non-OTTI securities (2)	(73,084)	28,848	(44,236)
Reclassification adjustment for net gains included in net income on OTTI securities (3)	63,630	(25,116)	38,514
Total reclassification adjustment for net (losses)/gains included in net income	(9,454)	3,732	(5,722)
Net unrealized (losses)/gains on investment securities available-for-sale	(594,135)	234,519	(359,616)	160,224	(359,616)	(199,392)

Pension and post-retirement actuarial gain/(loss) (3)	18,566	(7,403)	11,163	(26,716)	11,163	(15,553)

As of December 31, 2013	$(508,383)	$199,681	$(308,702)	$54,334	$(308,702)	$(254,368)
(1) Net losses reclassified into Interest on borrowings and other debt obligations in the Consolidated Statement of Operations for settlements of interest rate swap contracts designated as cash flow hedges.
(2) Net gains reclassified into Net gain on sale of investment securities sales in the Consolidated Statement of Operations for the sale of available-for-sale securities.
(3) Included in the computation of net periodic pension costs.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	For the Year Ended December 31, 2012			December 31, 2011		December 31, 2012
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$(40,085)	$15,955	$(24,130)
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments(1)	87,965	(35,013)	52,952
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	47,880	(19,058)	28,822	$(107,996)	$28,822	$(79,174)

Change in unrealized gains/(losses) on investment securities available-for-sale	217,556	(82,413)	135,143
Reclassification adjustment for net gain included in net income on non-OTTI securities(2)	(100,891)	38,219	(62,672)
Net unrealized gains/(losses) on investment securities available-for-sale	116,665	(44,194)	72,471	87,753	72,471	160,224

Pension and post-retirement actuarial gain/(loss)(3)	(396)	155	(241)	(26,475)	(241)	(26,716)

As of December 31, 2012	$164,149	$(63,097)	$101,052	$(46,718)	$101,052	$54,334
(1) Net losses reclassified into Interest on borrowings and other debt obligations in the Consolidated Statement of Operations for settlements of interest rate swap contracts designated as cash flow hedges.
(2) Net gains reclassified into Net gain on sale of investment securities sales in the Consolidated Statement of Operations for the sale of available-for-sale securities.
(3) Included in the computation of net periodic pension costs.

NOTE 15. DERIVATIVES

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

See Note 19 to these Consolidated Financial Statements for discussion of the valuation methodology for derivative instruments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. DERIVATIVES (continued)

Derivatives represent contracts between parties that usually require little or no initial net investment and result in one party delivering cash or another type of asset to the other party based on a notional amount and an underlying as specified in the contract. Derivative transactions are often measured in terms of notional amount, but this amount is generally not exchanged and is not recorded on the balance sheet. The notional amount is the basis to which the underlying is applied to determine required payments under the derivative contract. The underlying is a referenced interest rate (commonly OIS or LIBOR), security price, credit spread or other index. Derivative balances are presented on a gross basis taking into consideration the effects of legally enforceable master netting agreements.

In the third quarter of 2013, in accordance with ASU 2013-10, the Company adopted the OIS rate as a benchmark interest rate, which is used for determining the fair value of certain hedge and derivative contracts, including all collateralized interest rate swaps, caps, and floors. The OIS rate will continue to be used for new derivative contracts in these portfolios. The impact of this change was not material to the Company's financial position or results of operations.

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

To qualify for hedge accounting, the Company was required to designate SCUSA’s derivatives as accounting hedges on or after the Change in Control date. The Company has designated certain of SCUSA’s derivatives as accounting hedges beginning April 1, 2014.

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their ISDA master agreements if the Company's ratings fall below investment grade. As of December 31, 2014, derivatives in this category had a fair value of $13.8 million. The credit ratings of the Bank and SHUSA are currently considered investment grade. The Bank estimates a further 1- or 2- notch downgrade by either S&P or Moody's would require the Bank to post up to an additional $4.3 million or $4.5 million of collateral, respectively, to comply with existing derivative agreements.

As of December 31, 2014 and 2013, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) that were in a net liability position totaled $133.2 million and $198.8 million, respectively. The Company had $127.6 million and $203.9 million in cash and securities collateral posted to cover those positions as of December 31, 2014 and December 31, 2013, respectively.

Fair Value Hedges

The Company enters into cross-currency swaps to hedge its foreign currency exchange risk on certain Euro-denominated investments. The Company also entered into interest rate swaps to hedge the interest rate risk on certain fixed rate investments. These derivatives are designated as fair value hedges at inception. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. The earnings impact of the ineffective portion of these hedges was not material for the years ended December 31, 2014 and 2013. The last of the hedges is scheduled to expire in November 2019.

Interest rate swaps are generally used to convert fixed-rate assets and liabilities to variable rate assets and liabilities and vice versa. The Company utilizes interest rate swaps that have a high degree of correlation to the related financial instrument.

The Company has historically entered into pay-variable, receive-fixed interest rate swaps to hedge changes in fair values of certain debt obligations. At December 31, 2014, the Company had no remaining deferred net after-tax losses on terminated derivative instruments that were hedging fair value changes. During the year ended December 31, 2014, $2.2 million of the losses were recognized in the Consolidated Statements of Operations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. DERIVATIVES (continued)

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

The last of the hedges is scheduled to expire in December 2030. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. The earnings impact of the ineffective portion of these hedges was not material for the years ended December 31, 2014 and 2013. As of December 31, 2014, the Company expects approximately $4.8 million of gross losses recorded in accumulated other comprehensive income to be reclassified to earnings during the subsequent twelve months as the future cash flows occur.

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Derivatives designated as accounting hedges at December 31, 2014 and December 31, 2013 included:

	Notional Amount	Asset	Liability	Weighted Average Receive Rate	Weighted Average Pay Rate	Weighted Average Life (Years)
	(dollars in thousands)
December 31, 2014
Fair value hedges:
Cross-currency swaps	$18,230	$2,711	$980	4.76%	4.75%	1.11
Interest rate swaps	257,000	232	779	0.9%	2.38%	4.33
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	10,086,103	7,619	20,552	0.17%	1.11%	3.02
Total	$10,361,333	$10,562	$22,311	0.19%	1.14%	3.05

December 31, 2013
Fair Value hedges:
Cross-currency swaps	$19,995	$1,073	$1,924	4.76%	4.75%	2.11
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	2,700,312	4,803	58,381	0.24%	2.46%	1.89
Total	$2,720,307	$5,876	$60,305	0.27%	2.47%	1.90

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

NOTE 15. DERIVATIVES (continued)

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. DERIVATIVES (continued)

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities at December 31, 2014 and December 31, 2013 included:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
	December 31, 2014	December 31, 2013(1)	December 31, 2014	December 31, 2013(1)	December 31, 2014	December 31, 2013(1)
	(in thousands)
Mortgage banking derivatives:
Forward commitments to sell loans	$328,757	$169,608	$—	$2,101	$2,424	$—
Interest rate lock commitments	163,013	75,787	3,063	547	—	—
Interest rate swaps	469,000	245,000	7,432	6,155	7,448	488
Total mortgage banking risk management	960,770	490,395	10,495	8,803	9,872	488

Customer related derivatives:
Swaps receive fixed	7,927,522	5,665,350	213,415	166,871	4,343	28,561
Swaps pay fixed	7,944,247	5,661,555	13,361	54,693	186,732	166,473
Other	1,670,696	1,385,904	62,464	4,247	61,880	3,635
Total customer related derivatives	17,542,465	12,712,809	289,240	225,811	252,955	198,669

Other derivative activities:
Foreign exchange contracts	1,152,125	1,253,395	20,033	11,631	17,390	9,745
Interest rate swap agreements	3,231,000	—	535	—	12,743	—
Interest rate cap agreements	7,541,385	—	49,762	—	—	—
Options for interest rate cap agreements	7,541,385	—	—	—	49,806	—
Other	646,321	291,437	6,543	4,764	9,914	4,496
Total	$38,615,451	$14,748,036	$376,608	$251,009	$352,680	$213,398

(1) Balances at December 31, 2013 do not include SCUSA.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. DERIVATIVES (continued)

SCUSA is the holder of a warrant that gives it the right, if certain vesting conditions are satisfied, to purchase additional shares in a company in which it has a cost method investment. This warrant was issued in 2012 and is carried at its estimated fair value of zero at December 31, 2014.

Gains (Losses) on All Derivatives

The following Consolidated Statement of Operations line items were impacted by the Company’s derivative activities for the years ended December 31, 2014, 2013, and 2012:

		Year Ended December 31,
Derivative Activity	Accounts	2014	2013	2012
		(in thousands)
Fair value hedges:
Cross-currency swaps	Miscellaneous income	$777	$1,700	$(100)
	Net interest income	—	—	100
Interest rate swaps	Miscellaneous income	(547)	—	—
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Net interest income	(53,112)	(65,900)	(81,000)
Other derivative activities:
Forward commitments to sell loans	Mortgage banking income	(4,525)	5,500	5,200
Interest rate lock commitments	Mortgage banking income	2,516	(14,900)	8,100
Mortgage servicing rights	Mortgage banking income	(5,683)	6,500	(800)
Customer related derivatives	Miscellaneous income	9,605	17,200	17,300
Foreign exchange	Miscellaneous income	805	(1,000)	2,600
SCUSA derivatives	Miscellaneous income	30,330	—	—
	Net interest income	(5,226)	—	—
Other	Miscellaneous income	(906)	700	1,200
	Net interest income	—	3,100	(11,300)
	Non-interest income	—	—	500
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. DERIVATIVES (continued)

Information about financial assets and liabilities that are eligible for offset on the Consolidated Balance Sheet as of December 31, 2014 and December 31, 2013, is presented in the following tables:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Assets Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
December 31, 2014
Fair value hedges	$2,943	$—	$2,943	$—	$—	$2,943
Cash flow hedges	7,619	—	7,619	—	—	7,619
Other derivative activities(1)	373,545	21,109	352,436	10,020	5,940	336,476
Total derivatives subject to a master netting arrangement or similar arrangement	384,107	21,109	362,998	10,020	5,940	347,038
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	3,063	—	3,063	—	—	3,063
Total Derivative Assets	$387,170	$21,109	$366,061	$10,020	$5,940	$350,101

Total Financial Assets	$387,170	$21,109	$366,061	$10,020	$5,940	$350,101

December 31, 2013
Fair value hedges	$1,073	$—	$1,073	$—	$—	$1,073
Cash flow hedges	4,803	—	4,803	—	—	4,803
Other derivative activities(1)	249,619	34,394	215,225	3,992	47,706	163,527
Total derivatives subject to a master netting arrangement or similar arrangement	255,495	34,394	221,101	3,992	47,706	169,403
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	1,390	—	1,390	—	—	1,390
Total Derivative Assets	$256,885	$34,394	$222,491	$3,992	$47,706	$170,793

Total Financial Assets	$256,885	$34,394	$222,491	$3,992	$47,706	$170,793

(1)	Includes customer-related and other derivatives

(2)	Includes mortgage banking derivatives

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 15. DERIVATIVES (continued)

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
December 31, 2014
Fair value hedges	$1,759	$—	$1,759	$65	$5,589	$(3,895)
Cash flow hedges	20,552	—	20,552	7,341	16,797	(3,586)
Other derivative activities(1)	350,863	21,109	329,754	49,318	198,103	82,333
Total derivatives subject to a master netting arrangement or similar arrangement	373,174	21,109	352,065	56,724	220,489	74,852
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	1,817	—	1,817	—	1,736	81
Total Derivative Liabilities	$374,991	$21,109	$353,882	$56,724	$222,225	$74,933

Total Financial Liabilities	$374,991	$21,109	$353,882	$56,724	$222,225	$74,933

December 31, 2013
Fair value hedges	$1,924	$—	$1,924	$—	$1,311	$613
Cash flow hedges	58,381	—	58,381	34,881	40,817	(17,317)
Other derivative activities(1)	213,400	34,394	179,006	102,402	37,538	39,066
Total derivatives subject to a master netting arrangement or similar arrangement	273,705	34,394	239,311	137,283	79,666	22,362
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	—	—	—	—	—	—
Total Derivative Liabilities	$273,705	$34,394	$239,311	$137,283	$79,666	$22,362

Total Financial Liabilities	$273,705	$34,394	$239,311	$137,283	$79,666	$22,362

(1)	Includes customer-related and other derivatives

(2)	Includes mortgage banking derivatives

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

Income Taxes from Continuing Operations

The provision/(benefit) for income taxes in the Consolidated Statement of Operations is comprised of the following components:

	YEAR ENDED DECEMBER 31,
	2014	2013	2012
	(in thousands)
Current:
Foreign	$—	$208	$107
Federal	(234,819)	(79,281)	12,806
State	(3,286)	5,099	12,145
Total current	(238,105)	(73,974)	25,058

Deferred:
Federal	1,486,110	189,274	(125,681)
State	165,219	45,000	(5,825)
Total deferred	1,651,329	234,274	(131,506)
Total income tax provision/(benefit)	$1,413,224	$160,300	$(106,448)

Reconciliation of Statutory and Effective Tax Rate

The following is a reconciliation of the U.S. federal statutory rate of 35.0% to the Company’s effective tax rate for each of the years indicated:

	YEAR ENDED DECEMBER 31,
	2014	2013	2012
Federal income tax at statutory rate	35.0%	35.0%	35.0%
Increase/(decrease) in taxes resulting from:
Valuation allowance	0.1%	(0.1)%	(2.5)%
Tax-exempt income	(0.7)%	(4.1)%	(5.3)%
Bank owned life insurance	(0.5)%	(2.5)%	(4.5)%
State income taxes, net of federal tax benefit	1.3%	4.8%	3.5%
Investment tax credits(1)	—%	(2.1)%	(19.8)%
General business tax credits	(0.3)%	(2.6)%	(5.7)%
Electric vehicle credits	(0.7)%	—%	—%
Debt redemption	(1.4)%	—%	—%
Basis in SCUSA	2.2%	—%	—%
Dividend from SCUSA	—%	(7.1)%	(31.2)%
Other	(0.7)%	(1.0)%	7.1%
Effective tax rate	34.3%	20.3%	(23.4)%

(1) Investment tax credits in 2013 were the result of the Company's investment in a VIE. Investment tax credits in 2012 were the result of the Company's investment in direct financing lease transactions.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. INCOME TAXES (continued)

Deferred Tax Assets and Liabilities

The tax effects of temporary differences that give rise to the deferred tax assets and deferred tax liabilities are presented below:

	AT DECEMBER 31,
	2014	2013
	(in thousands)
Deferred tax assets:
Allowance for loan losses	$244,764	$328,184
IRC Section 475 mark to market adjustment	637,984	—
Unrealized loss on available-for-sale securities	35,232	129,170
Unrealized loss on derivatives	9,816	22,085
Capital loss carryforwards	27,150	—
Net operating loss carry forwards	576,007	588,223
Non-solicitation payments	5,610	14,837
Employee benefits	104,234	70,345
General business credit & other tax credit carry forwards	423,695	260,996
Foreign tax credit carry forwards	7,870	60,688
Broker commissions paid on originated mortgage loans	22,078	25,766
Minimum tax credit carry forwards	153,748	150,482
IRC Section 382 recognized built in losses	—	25,818
Recourse reserves	25,725	49,160
Deferred interest expense	78,264	82,453
Other	107,742	68,501
Total gross deferred tax assets	2,459,919	1,876,708
Valuation allowance	(87,929)	(94,601)
Total deferred tax assets	2,371,990	1,782,107

Deferred tax liabilities:
Purchase accounting adjustments	166,384	8,976
Deferred income	20,506	12,539
Originated mortgage servicing rights	46,155	45,228
SCUSA Transaction deferred gain	1,341,378	471,762
Leasing transactions	1,386,022	207,384
Depreciation and amortization	424,340	285,158
Other	13,152	3,102
Total gross deferred tax liabilities	3,397,937	1,034,149

Net deferred tax (liability) / asset	$(1,025,947)	$747,958

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

Items considered in this evaluation include historical financial performance, expectation of future earnings, the ability to carry back losses to recoup taxes previously paid, the length of statutory carry-forward periods, experience with operating loss and tax credit carryforwards not expiring unused, tax planning strategies and timing of reversals of temporary differences. The Company's evaluation is based on current tax laws, as well as its expectations of future performance. As of December 31, 2014, the Company maintains a valuation allowance of $87.9 million related to deferred tax assets subject to carryforward periods for which the Company has determined it is more likely than not that these deferred tax assets will remain unused after the carry-forward periods have expired.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16. INCOME TAXES (continued)

The deferred tax asset realization analysis is updated at each year-end using the most recent forecasts. An assessment is made quarterly as to whether the forecasts and assumptions used in the deferred tax asset realization analysis should be revised in light of any changes that have occurred or are expected to occur that would significantly impact the forecasts or modeling assumptions. At December 31, 2014, the Company has recorded a deferred tax asset of $501.8 million related to federal net operating loss carryforwards, which may be offset against future taxable income. If not utilized in future years, these will expire in varying amounts through 2034. The Company has recorded a deferred tax asset of $74.2 million related to state net operating loss carryforwards, which may be used against future taxable income. If not utilized in future years, these will expire in varying amounts through 2034. The Company has recorded a deferred tax asset of $27.2 million related to capital loss carryforwards, which may be used against future capital gain income. If not utilized in future years, these will expire through 2018. The Company also has recorded a deferred tax asset of $423.7 million related to tax credit carryforwards and a deferred tax asset of $7.9 million related to foreign tax credit carryforwards, which may be offset against future taxable income. If not utilized in future years, these will expire in varying amounts through 2034 and 2017, respectively. The Company has concluded that it is more likely than not that $14.8 million of the deferred tax asset related to the state net operating loss carryforwards, $38.0 million of the deferred tax asset related to tax credit carryforwards and the entire deferred tax assets related to the capital loss and foreign tax credit carryforwards will not be realized. The Company has not recognized a deferred tax liability of $46.4 million related to earnings that are considered permanently reinvested in a consolidated foreign entity.

Retained earnings at December 31, 2014 included $112.1 million in bad debt reserves for which no deferred taxes have been provided, due to the indefinite nature of the recapture provisions.

Changes in Liability for Unrecognized Tax Benefits

At December 31, 2014, the Company had net unrecognized tax benefit reserves related to uncertain tax positions of $142.7 million. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Unrecognized Tax Benefits	Accrued Interest and Penalties	Total
	(in thousands)
Gross unrecognized tax benefits at January 1, 2012	$107,683	$19,545	$127,228
Additions based on tax positions related to 2012	2,536	—	2,536
Additions for tax positions of prior years	21,000	5,280	26,280
Reductions for tax positions of prior years	(356)	—	(356)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(750)	(205)	(955)
Settlements	(4,648)	(1,597)	(6,245)
Gross unrecognized tax benefits at December 31, 2012	125,465	23,023	148,488
Additions based on tax positions related to 2013	2,339	—	2,339
Additions for tax positions of prior years	—	936	936
Gross unrecognized tax benefits at December 31, 2013	127,804	23,959	151,763
Change in Control	1,487	746	2,233
Additions based on tax positions related to the current year	2,681	—	2,681
Additions for tax positions of prior years	34,536	3,845	38,381
Reductions for tax positions of prior years	(24,783)	(6,351)	(31,134)
Reductions to unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(2,473)	(927)	(3,400)
Settlements	(2,514)	(428)	(2,942)
Gross unrecognized tax benefits at December 31, 2014	136,738	$20,844	157,582
Gross unrecognized tax benefits that if recognized would impact the effective tax rate at December 31, 2014	$136,738
Less: Federal, state and local income tax benefits			(14,861)
Net unrecognized tax benefit reserves at December 31, 2014			$142,721

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

The Company has a lawsuit pending against the United States in Federal District Court in Massachusetts relating to the proper tax consequences of two financing transactions with an international bank through which the Company borrowed $1.2 billion. As a result of the financing transactions, the Company paid foreign taxes of $264.0 million during the years 2003 through 2007 and claimed a corresponding foreign tax credit for foreign taxes paid during those years, which the IRS disallowed. The IRS also disallowed the Company's deductions for interest expense and transaction costs, totaling $74.6 million in tax liability, and assessed penalties and interest totaling approximately $92.5 million. The Company has paid the taxes, penalties and interest associated with the IRS adjustments for all tax years, and the lawsuit will determine whether the Bank is entitled to a refund of the amounts paid. The Company has recorded a receivable in the Other assets line of the Consolidated Balance Sheets for the amount of these payments, less an uncertain tax position reserve of $125.9 million as of December 31, 2014. The increase in the uncertain tax position reserve was due to a reclass of $29.1 million of deferred tax valuation allowance that was historically reserved against this exposure.

On October 17, 2013, the Court issued a written opinion in favor of the Company relating to a motion for partial summary judgment on a significant issue in the case. The Company subsequently filed a motion for summary judgment requesting the Court to conclude the case in its entirety and enter a final judgment awarding the Company a refund of all amounts paid. In response, the IRS filed a motion opposing the Company's motion, and filed a cross-motion for summary judgment requesting that the Court enter a final judgment in the IRS's favor. The Company anticipates the Court will rule on the parties' motions within the next several months and make a determination as to whether further proceedings are required at the District Court level to resolve any remaining legal or factual issues, which could affect the Company's entitlement to some or all of the refund. The Company expects the IRS to appeal any decision in favor of the Company. In 2013, two different federal courts decided cases involving similar financing structures entered into by the Bank of New York Mellon Corp. and BB&T Corp. (referred to as the Salem Financial Case) in favor of the IRS. Bank of New York Mellon Corp. and BB&T Corp. have filed notices of appeal in their respective cases. The Company remains confident in its position and believes its reserve amount adequately provides for potential exposure to the IRS related to these items. As this litigation progresses over the next 24 months, it is reasonably possible that changes in the reserve for uncertain tax positions could range from a decrease of $125.9 million to an increase of $294.0 million.

The IRS concluded the exam of the Company’s 2006 and 2007 tax returns in 2011. In addition to the adjustments for items related to the financing transactions discussed above, the IRS has proposed to recharacterize ordinary losses related to the sale of certain assets as capital losses. The Company has paid the tax assessment resulting from this recharacterization, and is contesting the adjustment through the administrative appeals process. The Company is confident that its position related to its ordinary tax treatment of the losses will ultimately be upheld. If the Company is not successful in defending its position, the maximum potential tax liability resulting from this IRS adjustment would be approximately $83.7 million. Additionally, with respect to the 2006-2007 tax periods, the Company faces potential interest and penalties resulting from the recharacterization adjustment and other unrelated adjustments of approximately $11.1 million in interest and $14.5 million in penalties, which are also being contested through the administrative appeals process.

With few exceptions, the Company is no longer subject to federal, state and non-US income tax examinations by tax authorities for years prior to 2004.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. STOCK-BASED COMPENSATION

SBNA Compensation Plan

Effective January 30, 2009, all stock compensation awarded to employees is paid in Santander American Depositary Receipts. All shares vest within three years of the authorization date by Santander's Board of Directors. In general, if an employee terminates employment prior to the end of the vesting period, shares previously granted are forfeited. The Company accounts for stock-based compensation under fair value recognition provisions, under which the fair value of the award at grant date is expensed over the award's remaining vesting period. Historically, the authorization date is in July of each year, and the grant date is in the first half of the following year. Therefore, the awards are expensed over a period shorter than the three-year vesting period.

The table below summarizes the changes in the Bank’s non-vested performance stock during the past year.

	Shares	Weighted average grant date fair value
Total non-vested performance stock at December 31, 2013	707,373	$5.25
Santander performance shares granted in 2014	—	—
Santander performance shares vested in 2014	—	—
Non-vested shares forfeited during 2014	(707,373)	5.25
Total non-vested performance stock at December 31, 2014	—	$—

Pre-tax compensation expense associated with the performance shares totaled $0.4 million, $2.1 million and $3.1 million for the years ended December 31, 2014, 2013, and 2012, respectively. There were no performance shares granted for the years ended December 31, 2014 and 2013. The weighted average grant date fair value of performance shares granted for the year ended December 31, 2012 was $5.25 per share.

SCUSA Compensation Plan

Beginning in 2012, SCUSA granted stock options to certain executives, other employees, and independent directors under the SCUSA Plan. The SCUSA Plan is administered by SCUSA's Board of Directors and enables SCUSA to make stock awards up to a total of approximately 29.4 million common shares (net of shares canceled or forfeited), or 8.5% of the equity invested in SCUSA as of December 31, 2011. In December 2013, the SCUSA Board established the Omnibus Incentive Plan, which enables SCUSA to grant awards of nonqualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock units and other awards that may be settled in or based upon the value of SCUSA Common Stock, up to a total of 5,192,640 common shares.

Stock options granted have an exercise price based on the estimated fair market value of SCUSA Common Stock on the grant date. The stock options expire after ten years and include both time vesting options and performance vesting options. The fair value of the stock options is amortized into income over the vesting period as time and performance vesting conditions are met. Under the Management Shareholder Agreement entered into by certain employees, no shares obtained through exercise of stock options could be transferred until the later of December 31, 2016, and SCUSA's execution of an IPO (the later date of which is referred to as the Lapse Date). Until the Lapse Date, if an employee were to leave SCUSA, SCUSA would have the right to repurchase any or all of the stock obtained by the employee through option exercise. If the employee were terminated for cause (as defined in the SCUSA Plan) or voluntarily left SCUSA without good reason (as defined in the SCUSA Plan), in each case, prior to the Lapse Date the repurchase price would be the lower of the strike price or fair market value at the date of repurchase. If the employee were terminated without cause or voluntarily left SCUSA with good reason, in each case, prior to the Lapse Date the repurchase price is the fair market value at the date of repurchase. Management believes SCUSA's repurchase right caused the IPO to constitute an implicit vesting condition and therefore did not record any stock compensation expense until the date of the IPO.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. STOCK-BASED COMPENSATION (continued)

On December 28, 2013, the SCUSA Board approved certain changes to the SCUSA Plan and the Management Shareholder Agreement, including acceleration of vesting for certain employees, removal of transfer restrictions for shares underlying a portion of the options outstanding under the SCUSA Plan, and addition of transfer restrictions for shares underlying another portion of the outstanding options. All of the changes were contingent on, and effective upon, SCUSA's execution of an IPO and, according, became effective upon pricing of the IPO on January 22, 2014. In addition, on December 28, 2013, SCUSA granted 583,890 shares of restricted stock to certain executives under terms of the Omnibus Incentive Plan. Compensation expense related to this restricted stock is recognized over a five-year vesting period, with $2.5 million recorded for the year ended December 31, 2014.

On January 23, 2014, SCUSA executed an IPO, in which selling stockholders offered and sold to the public 85,242,042 shares of SCUSA Common Stock at a price of $24.00 per share. SCUSA received no proceeds from the IPO. SCUSA recognized stock-based compensation expense totaling $117.8 million related to vested options upon the IPO, including $33.8 million related to accelerated vesting for certain executives. Also in connection with the IPO, SCUSA granted 1,406,835 additional stock options under the SCUSA Plan to certain executives, other employees, and an independent director with a grant date fair value of $10.2 million, which is being recognized over the awards' vesting period of five years for the employees and three years for the director. Additional stock option grants have been made during the year ended December 31, 2014 to employees and independent directors; the estimated compensation costs associated with these additional grants is $2.5 million which will also be recognized over a vesting period of 3-5 years. The grant date fair values of these stock option awards were determined using the Black-Scholes option valuation model.

A summary of SCUSA's stock options and related activity as of and for the year ended December 31, 2014 is as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
		(in whole dollars)		(in 000's)
Options outstanding at January 1, 2014	23,910,062	$9.81	8.0	267,634
Granted	1,731,329	23.50
Exercised	(3,109,281)	9.61		44,863
Expired	—	—
Forfeited	(1,174,199)	12.02
Options outstanding at December 31, 2014	21,357,911	10.82	7.2	187,637
Options exercisable at December 31, 2014	16,870,180	10.20	7.0	158,770
Options expected to vest at December 31, 2014	3,834,783	$14.95	7.8

As discussed in Note 3, the Change in Control required the Company to fair value SCUSA’s outstanding stock options as of the IPO date. SCUSA’s total number of stock options outstanding as of the IPO date was approximately 25.4 million which includes the additional stock options granted described above. The fair values of these stock options at IPO date were also determined using the Black-Scholes option valuation model using inputs available as of the IPO date. The assumptions used by the Company at that date were as follows:

As of the date of Change in Control:
January 28, 2014
Assumption:
Risk-free interest rate	1.19%-1.85%
Expected life (in years)	4.00-5.75
Expected volatility	49.0%
Dividend yield	1.42%
Weighted average grant date fair value	$7.54 - $8.38

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. STOCK-BASED COMPENSATION (continued)

The Company recognized SCUSA’s stock option awards that were outstanding as of the IPO date at fair value, which in aggregate amounted to $369.3 million. The portion of the total fair value of the stock option awards that is attributable to pre-business combination service amounting to $210.2 million represented a non-controlling interest in SCUSA as of the IPO date, while $159.1 million of the total amount will be recognized as stock compensation expense over the remaining vesting period of the awards. Since the IPO date, the Company recognized stock-based compensation expense totaling $99.6 million, including $82.6 million that was immediately recognized as stock compensation expense as a result of the acceleration of the vesting of certain of the stock option awards upon the closing of the IPO as also discussed above. The total amount also included the IPO date fair value of the additional stock option grant of approximately $15.0 million.

A summary of the status and changes of SCUSA's non-vested stock option shares as of and for the year ended December 31, 2014, is presented below:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at January 1, 2014	14,451,593	$5.98
Granted	1,731,329	7.99
Vested	(10,520,992)	5.95
Forfeited	(1,174,199)	6.40
Non-vested at December 31, 2014	4,487,731	$6.72

At December 31, 2014, total unrecognized stock compensation expense for SCUSA's non-vested stock options granted was $22.8 million, which is expected to be recognized over a weighted-average period of 2.3 years.

At December 31, 2014, the Company’s total unrecognized compensation expense for the non-vested stock options awards existing as of the IPO date is approximately $59.5 million, which is expected to be recognized over a weighted-average period of 2.3 years.

The following summarizes the assumptions used in estimating the fair value of stock options granted under the Management Equity Plan to employees for the year ended December 31, 2014.

For the period beginning January 28, 2014 through December 31, 2014
Assumption:
Risk-free interest rate	1.94% - 2.12%
Expected life (in years)	6.0 - 6.5
Expected volatility	49% - 51%
Dividend yield	2.3% - 4.2%
Weighted average grant date fair value	$7.54 - $8.38

The Company will have the same fair value basis with that of SCUSA for any stock option awards after the IPO date.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17. STOCK-BASED COMPENSATION (continued)

Santander Stock-Based Compensation Plan - SCUSA

Santander has established a stock-based compensation plan for certain employees of SCUSA. This compensation plan is linked to Santander’s earnings per share growth in comparison to similar financial institutions. The shares are awarded based on performance during specific cycles at various per share prices.

•	Cycle one, from July 2007 through June 2009, had maximum authorized shares of 96,030 at a price of $19.38 per share. The cycle closed with total shares distributed of 77,469.

•	Cycle two, from July 2007 through June 2010, had maximum authorized shares of 144,120 at a price of $19.38 per share. The cycle closed with total shares distributed of 114,040.

•	Cycle three, from July 2008 through June 2011, had maximum authorized shares of 147,908 at a price of $7.29 per share. The cycle closed with total shares distributed of 120,732.

•	Cycle four, from July 2009 through June 2012, had maximum authorized shares of 157,611 at a price of $6.50 per share. The cycle closed with total shares distributed of 43,475.

•	Cycle five, from July 2010 through June 2013, had maximum authorized shares of 163,302 at a price of $6.87 per share. The cycle closed with no shares distributed.

The shares were awarded at the end of each cycle; however, the awarding of these shares was contingent upon Santander’s meeting specified performance requirements during each cycle and each employee’s continued employment with SCUSA.

NOTE 18. EMPLOYEE BENEFIT PLANS

Defined Contribution Plans

All employees of the Bank are eligible to participate in the Company's 401(k) Plan following their completion of one month of service. There is no age requirement to join the 401(k) Plan. The Bank recognized expense for contributions to the 401(k) Plan of $17.4 million, $15.0 million and $13.5 million during 2014, 2013, and 2012, respectively. The Bank matches 100% of employee contributions up to 3% of their compensation and then 50% of employee contributions between 3% and 5% of their compensation. The Company match is immediately vested and is allocated to the employee’s various 401(k) investment options in the same percentages as the employee’s own contributions.

SCUSA sponsors a defined contribution plan offered to qualifying employees. Employees participating in the plan may contribute up to 75% of their base salary, subject to federal limitations on absolute amounts contributed. SCUSA will match 100% of employee contributions up to 6% of their base salary. The total amount contributed by SCUSA in 2014 was $7.9 million.

Defined Benefit Plans

The Company sponsors various post-employment and post-retirement plans. All of the plans are frozen and therefore closed to new entrants; all benefits are fully vested, and therefore the plans ceased accruing benefits. The majority of the plans were acquired as part of previous acquisitions. The total net unfunded status related to these plans was $70.9 million and $49.2 million at December 31, 2014 and December 31, 2013, respectively and is recorded within Other liabilities on the Consolidated Balance Sheet. The liabilities are made up of the following:

•	The Company’s benefit obligation related to its supplemental executive retirement plan SERP was $25.6 million and $24.6 million at December 31, 2014 and 2013, respectively.

•	The Company’s benefit obligation related to other post-employment plans was $9.2 million and $8.7 million at December 31, 2014 and 2013, respectively.

•
The Company acquired a pension plan from its acquisition of Independence Community Bank Corp. (“the Plan”). The unfunded status of the Plan was $36.1 million and $15.9 million at December 31, 2014 and 2013, respectively. The accumulated benefit obligation was $109.4 million and $89.1 million at December 31, 2014 and 2013, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. EMPLOYEE BENEFIT PLANS (continued)

Included in accumulated other comprehensive income at December 31, 2014 and 2013 were unrecognized actuarial losses, net of tax, of $29.6 million and $15.6 million that had not yet been recognized related to all the Company's plans, including the Plan.

The required post-retirement disclosures below are provided for the Plan which is the Company's most significant post-retirement plan.

The following table summarizes the benefit obligation, change in Plan assets and components of net periodic pension expense for the Plan as of December 31, 2014 and 2013:

	Year ended December 31,
	2014	2013
	(in thousands)
Change in benefit obligation:
Benefit obligation at beginning of year	$89,062	$102,719
Service cost	310	302
Interest cost	4,340	3,989
Actuarial (loss)/gain	20,549	(12,928)
Annuity payments	(4,839)	(5,020)
Projected benefit obligation at year end	$109,422	$89,062
Change in plan assets:
Fair value at beginning of year	$73,183	$68,079
Employer contributions	2,271	4,866
Actual return on plan assets	2,741	5,258
Annuity payments	(4,839)	(5,020)
Fair value at year end	$73,356	$73,183
Components of net periodic pension expense:
Service cost	$310	$302
Interest cost	4,340	3,989
Expected return on plan assets	(5,020)	(4,615)
Amortization of unrecognized actuarial loss	2,111	3,858
Net periodic pension expense	$1,741	$3,534

Service cost includes administrative expenses of the Plan, which are paid from Plan assets. The Company expects to make contributions of $1.8 million to the Plan in 2015.

Pension plan assets are required to be reported and disclosed at fair value in the financial statements. See Note 1 for discussion about the Company’s fair value policy. In accordance with the Plan’s investment policy, the Plan’s assets were invested in the following allocation as of the end of the Plan year: 35.5% in equity mutual funds, 32.1% in fixed income mutual funds and 32.4% in money market funds. The shares of the underlying mutual funds are fair valued using quoted market prices in an active market, and therefore all of the assets were considered Level 1 within the fair value hierarchy as of December 31, 2014 and 2013. There have been no changes in the valuation methodologies used at December 31, 2014 and 2013.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 18. EMPLOYEE BENEFIT PLANS (continued)

The assumptions utilized to calculate the projected benefit obligation and net periodic pension expense at December 31, 2014 and 2013 were:

	December 31, 2014	December 31, 2013
Discount rate	4.00%	5.00%
Expected long-term return on plan assets	7.00%	7.00%
Salary increase rate	—%	—%

The expected long-term rate of return on Plan assets reflects the average rate of earnings expected on the funds invested or to be invested to provide for the benefits included in the project benefit obligation. The selected rate considers the historical and expected future investment trends of the present and expected assets in the Plan.

The following table sets forth the expected benefit payments to be paid in future years for the Plan:

2015	$5,210,933
2016	5,247,236
2017	5,350,315
2018	5,526,778
2019	5,581,482
2020-2024	29,301,954
Total	$56,218,698

Included in accumulated other comprehensive income at December 31, 2014 and 2013 were unrecognized actuarial losses of $48.5 million and $27.8 million that had not yet been recognized related to the Plan. The actuarial loss included in accumulated other comprehensive income and expected to be recognized in net periodic pension cost during the fiscal year ended December 31, 2015 is $4.2 million.

NOTE 19. FAIR VALUE

General

As of December 31, 2014, $18.3 billion of the Company’s total assets consisted of financial instruments measured at fair value on a recurring basis, including financial instruments for which the Company elected the fair value option. Approximately $10.3 million of these financial instruments were measured using quoted market prices for identical instruments or Level 1 inputs. Approximately $16.1 billion of these financial instruments were measured using valuation methodologies involving market-based and market-derived information, or Level 2 inputs. Approximately $2.3 billion of these financial instruments were measured using model-based techniques, or Level 3 inputs, and represented approximately 12.3% of total assets measured at fair value and approximately 1.9% of total consolidated assets.

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

NOTE 19. FAIR VALUE (continued)

•Level 2 - Assets and liabilities valued based on observable market data for similar instruments. Fair value is estimated using inputs other than quoted prices included within Level 1 that are observable for assets or liabilities, either directly or indirectly.

•Level 3 - Assets or liabilities for which significant valuation assumptions are not readily observable in the market, and instruments valued based on the best available data, some of which is internally developed and considers risk premiums that a market participant would require. Fair value is estimated using unobservable inputs that are significant to the fair value of the assets or liabilities. Level 3 assets and liabilities may include financial instruments whose value is determined using pricing services, pricing models with internally developed assumptions, DCF methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

Assets and liabilities measured at fair value, by their nature, result in a higher degree of financial statement volatility. When available, the Company attempts to use quoted market prices or matrix pricing in active markets to determine fair value and classifies such items as Level 1 or Level 2 assets or liabilities. If quoted market prices in active markets are not available, fair value is determined using third-party broker quotes and/or DCF models incorporating various assumptions including interest rates, prepayment speeds and credit losses. Assets and liabilities valued using broker quotes and/or DCF models are classified as either Level 2 or Level 3, depending on the lowest level classification of an input that is considered significant to the overall valuation.

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

During the year ended December 31, 2014, the Company transferred certain of its ABS from Level 2 to Level 3 due to limited price transparency in connection with their limited trading activity. There were no other transfers between Levels 1, 2 and 3 during the year ended December 31, 2014. There were no transfers between Levels 1, 2 and 3 during the year ended December 31, 2013 for any assets or liabilities valued at fair value on a recurring basis.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. FAIR VALUE (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of December 31, 2014 and December 31, 2013.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2014
	(in thousands)
Financial assets:
US Treasury and government agency securities	$—	$1,695,767	$—	$1,695,767
Corporate debt	—	2,182,401	—	2,182,401
Asset-backed securities	—	1,452,760	1,267,643	2,720,403
Equity securities	10,343	—	—	10,343
State and municipal securities	—	1,823,462	—	1,823,462
Mortgage backed securities	—	7,475,702	—	7,475,702
Total investment securities available-for-sale	10,343	14,630,092	1,267,643	15,908,078
Trading securities	—	833,936	—	833,936
Retail installment contracts held for investment	—	—	845,911	845,911
Loans held for sale	—	213,666	—	213,666
Mortgage servicing rights	—	—	145,047	145,047
Derivatives:
Fair value	—	2,943	—	2,943
Cash flow	—	7,619	—	7,619
Mortgage banking interest rate lock commitments	—	—	3,063	3,063
Customer related	—	289,240	—	289,240
Foreign exchange	—	20,033	—	20,033
Mortgage servicing	—	7,432	—	7,432
Interest rate swap agreements	—	535	—	535
Interest rate cap agreements	—	49,762	—	49,762
Other	—	6,536	7	6,543
Total financial assets	$10,343	$16,061,794	$2,261,671	$18,333,808
Financial liabilities:
Derivatives:
Fair value	$—	$1,759	$—	$1,759
Cash flow	—	20,552	—	20,552
Mortgage banking forward sell commitments	—	2,424	—	2,424
Customer related	—	252,955	—	252,955
Total return swap	—	1,736	282	2,018
Foreign exchange	—	17,390	—	17,390
Mortgage servicing	—	7,448	—	7,448
Interest rate swaps	—	12,743	—	12,743
Option for interest rate cap	—	49,806	—	49,806
Other	—	7,823	73	7,896
Total financial liabilities	$—	$374,636	$355	$374,991

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. FAIR VALUE (continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	December 31, 2013
	(in thousands)
Financial assets:
US Treasury and government agency securities	$—	$24,997	$—	$24,997
Corporate debt	—	2,218,180	—	2,218,180
Asset-backed securities	—	2,679,290	52,940	2,732,230
Equity securities	9,841	—	—	9,841
State and municipal securities	—	1,850,149	—	1,850,149
Mortgage backed securities	—	4,810,843	—	4,810,843
Total investment securities available-for-sale	9,841	11,583,459	52,940	11,646,240
Loans held for sale	—	128,949	—	128,949
Mortgage servicing rights	—	—	141,787	141,787
Derivatives:
Fair value	—	1,073	—	1,073
Cash flow	—	4,803	—	4,803
Mortgage banking interest rate lock commitments	—	—	547	547
Mortgage banking forward sell commitments	—	2,101	—	2,101
Customer related	—	225,811	—	225,811
Foreign exchange	—	11,631	—	11,631
Mortgage servicing rights	—	6,155	—	6,155
Other	—	4,750	14	4,764
Total financial assets	$9,841	$11,968,732	$195,288	$12,173,861
Financial liabilities:
Derivatives:
Fair value	$—	$1,924	$—	$1,924
Cash flow	—	58,381	—	58,381
Customer related	—	198,669	—	198,669
Total return swap	—	—	285	285
Foreign exchange	—	9,745	—	9,745
Mortgage servicing rights	—	488	—	488
Other	—	4,099	112	4,211
Total financial liabilities	$—	$273,306	$397	$273,703

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. FAIR VALUE (continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
December 31, 2014
Impaired loans held for investment	$—	$101,218	$67,699	$168,917
Foreclosed assets	—	45,599	—	45,599
Repossessed vehicle inventory	—	136,136	—	136,136

December 31, 2013
Impaired loans held for investment	$—	$149,796	$137,356	$287,152
Foreclosed assets	—	57,431	—	57,431

Valuation Processes and Techniques

Impaired loans held for investment represents the recorded investment of impaired commercial loans for which the Company periodically records nonrecurring adjustments of collateral-dependent loans measured for impairment when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Appraisals are obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties, which are considered Level 2 inputs. Loans for which the value of the underlying collateral is determined using a combination of real estate appraisals, field exams and internal calculations are considered Level 3 inputs. The inputs in the internal calculations include the loan balance, estimation of the collectability of the underlying receivables held by the customer used as collateral, sale and liquidation value of the inventory held by the customer used as collateral and historical loss-given-default parameters. In cases in which the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. The total carrying value of these loans was $100.2 million and $209.1 million at December 31, 2014 and December 31, 2013, respectively.

Foreclosed assets represent the recorded investment in assets taken in foreclosure of defaulted loans, and are primarily comprised of commercial and residential real property and generally measured at fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace.

The Company estimates the fair value of its repossessed vehicle inventory using historical auction rates and current market levels of used car prices.

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Consolidated Statements of Operations relating to assets held at period-end:

	Statement of Operations Location	Year Ended December 31,
		2014	2013	2012
		(in thousands)
Impaired loans held for investment	Provision for credit losses	$(34,802)	$(29,103)	$69,446
Foreclosed assets	Other administrative expense	(4,091)	(5,441)	(5,903)
Mortgage servicing rights	Mortgage banking income, net	—	—	88
		$(38,893)	$(34,544)	$63,631

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. FAIR VALUE (continued)

Level 3 Rollforward for Recurring Assets and Liabilities

The tables below present the changes in all Level 3 balances for the years ended December 31, 2014 and 2013, respectively.

Year Ended December 31, 2014
	Investments Available-for-sale	Retail Installment Contracts Held for Investment	MSRs	Derivatives	Total
	(in thousands)
Balance, December 31, 2013	$52,940	$—	$141,787	$164	$194,891
Losses in other comprehensive income	(2,752)	—	—	—	(2,752)
Gains/(losses) in earnings	—	559,153	(2,817)	1,158	557,494
Additions/Issuances	316,000	1,870,383	28,058	—	2,214,441
Settlements(1)	(270,005)	(1,583,625)	(21,981)	1,393	(1,874,218)
Transfers into level 3	1,171,460	—	—	—	1,171,460
Balance, December 31, 2014	$1,267,643	$845,911	$145,047	$2,715	$2,261,316
Changes in unrealized gains (losses) included in earnings related to balances still held at December 31, 2014	$—	$559,153	$(2,817)	$(1,358)	$554,978

(1)	Settlements include charge-offs, prepayments, pay downs and maturities.

Year Ended December 31, 2013
	Investments Available for Sale	MSRs	Derivatives	Total
	(in thousands)
Balance, December 31, 2012	$43,374	$92,512	$14,722	$150,608
Gains in other comprehensive income	11,249	—	—	11,249
Gains/(losses) in earnings	—	36,479	(14,947)	21,532
Additions/Issuances	—	35,805	—	35,805
Settlements(1)	(1,683)	(23,009)	389	(24,303)
Balance, December 31, 2013	$52,940	$141,787	$164	$194,891
Changes in unrealized gains (losses) included in earnings related to balances still held at December 31, 2013	$—	$36,479	$(92)	$36,387

(1) Settlements include prepayments, pay downs and maturities.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. FAIR VALUE (continued)

Valuation Processes and Techniques - Recurring Fair Value Assets and Liabilities

The following is a description of the valuation techniques used for instruments measured at fair value on a recurring basis:

Securities available for sale and Trading securities

Securities accounted for at fair value include both available for sale and trading securities portfolios. The Company utilizes a third-party pricing service to value its investment securities portfolios. Our primary pricing service has consistently proved to be a high quality third-party pricing provider. For those investments not valued by our pricing vendors, other trusted market sources are utilized. The vendors the Company uses provide pricing services on a global basis. The Company monitors and validates the reliability of vendor pricing on an ongoing basis, which can include pricing methodology reviews, performing detailed reviews of the assumptions and inputs used by the vendor to price individual securities, and price validation testing. Price validation testing is performed independently of the risk-taking function and can include corroborating the prices received from third-party vendors with prices from another third-party source, reviewing valuations of comparable instruments, comparison to internal valuations, or by reference to recent sales of similar securities.

The classification of securities within the fair value hierarchy is based upon the activity level in the market for the security type and the observability of the inputs used to determine their fair value. Actively traded quoted market prices for investment securities available-for-sale, such as US Treasury and government agency securities, corporate debt, state and municipal securities, and mortgage backed securities, are not readily available. This is also the same case for the Company's trading securities that are made up of government agencies' mortgage backed securities. The Company's principal markets for its investment securities are the secondary institutional markets with an exit price that is predominantly reflective of bid-level pricing in these markets. These investment securities are priced by third-party pricing vendors. The third-party vendors use a variety of methods when pricing these securities that incorporate relevant observable market data to arrive at an estimate of what a buyer in the marketplace would pay for a security under current market conditions. These investment securities are, therefore, considered Level 2.

ABS is comprised primarily of CLOs and other ABS. Certain ABS is valued using DCF models. The DCF models are obtained from a third-party pricing vendor who uses observable market data and therefore are classified as Level 2. CLOs are initially valued by the provider using DCF models which consider inputs such as default correlation, credit spread, prepayment speed, conditional default rate and loss severity. The price produced by the model is then compared to recent trades for similar transactions. If there are differences between the model price and the market price, adjustments are made to the model so the final price approximates the market price. These CLO investments are, therefore, considered Level 2. Other ABS that could not be valued using a third-party pricing service is valued using an internally developed DCF model. When estimating the fair value using this model, the Company uses its best estimate of the key assumptions which include the discount rates and forward yield curves. The Company uses comparable bond indices based on industry, term, and rating to discount the expected future cash flows. Determining the comparability of assets involves significant subjectivity related to asset type differences, cash flows, performance and other inputs. The inability of the Company to corroborate the fair value of the ABS due to the limited available observable data on this ABS resulted in a fair value classification of Level 3.

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

NOTE 19. FAIR VALUE (continued)

Retail Installment Contracts Held for Investment

For certain retail installment contracts held for investment within loans held for investment, the Company has elected the fair value option. The fair values of the retail installment contracts are estimated using the DCF model. When estimating the fair value using this model, the Company uses significant unobservable inputs on key assumptions, which includes historical default rate and adjustments to reflect voluntary prepayments, prepayment rates based on available data from a comparable market securitization of similar assets, discount rates reflective of the cost of funding of debt issuance and recent historical equity yields, and recovery rates based on the average severity utilizing reported severity rates and loss severity utilizing available market data from a comparable securitized pool. Accordingly, retail installment contracts held for investment are classified as Level 3.

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

MSRs

The model to value MSRs estimates the present value of the future net cash flows from mortgage servicing activities based on various assumptions. These cash flows include servicing and ancillary revenue, offset by the estimated costs of performing servicing activities. Significant assumptions used in the valuation of residential MSRs include CPRs and the discount rate, reflective of a market participant's required return on an investment for similar assets. Other important valuation assumptions include market-based servicing costs and the anticipated earnings on escrow and similar balances held by the Company in the normal course of mortgage servicing activities. All of these assumptions are considered to be unobservable inputs. Historically, servicing costs and discount rates have been less volatile than CPR and earnings rates, both of which are directly correlated with changes in market interest rates. Increases in prepayment speeds, discount rates and servicing costs result in lower valuations of MSRs. Decreases in the anticipated earnings rate on escrow and similar balances result in lower valuations of MSRs. For each of these items, the Company makes assumptions based on current market information and future expectations. All of the assumptions are based on standards that the Company believes would be utilized by market participants in valuing MSRs and are derived and/or benchmarked against independent public sources. Accordingly, MSRs are classified as Level 3. Gains and losses on MSRs are recognized on the Consolidated Statements of Operations through Mortgage banking income. See further discussion on MSRs in Note 10.

Listed below are the most significant inputs that are utilized by the Company in the evaluation of residential MSRs:

•	A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $5.0 million and $9.6 million, respectively, at December 31, 2014.

•	A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $4.8 million and $9.3 million, respectively, at December 31, 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. FAIR VALUE (continued)

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

Derivatives

The valuation of these instruments is determined using widely accepted valuation techniques, including DCF analysis on the expected cash flows of each derivative. This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable and unobservable market-based inputs. The fair value represents the estimated amount SHUSA would receive or pay to terminate the contract or agreement, taking into account current interest rates, foreign exchange rates, equity prices and, when appropriate, the current creditworthiness of the counterparties.

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

The DCF model is utilized to determine the fair value of the mortgage banking derivatives-interest rate lock commitments. The significant unobservable inputs for mortgage banking derivatives used in the fair value measurement of the Company's loan commitments are "pull through" percentage and the MSR value that is inherent in the underlying loan value. The pull through percentage is an estimate of loan commitments that will result in closed loans. Significant increases (decreases) in any of these inputs in isolation would result in significantly higher (lower) fair value measurements. Significant increases (decreases) in the fair value of a mortgage banking derivative asset (liability) results when the probability of funding increases (decreases). Significant increases (decreases) in the fair value of a mortgage loan commitment result when the embedded servicing value increases (decreases).

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

	Fair Value at December 31, 2014	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(in thousands)
Financial Assets:
Asset-backed securities
Financing bonds	$1,215,997	Discounted Cash Flow	Discount Rate (1)	0.80% - 2.07% (1.27%)
Sale-leaseback securities	$51,646	Consensus Pricing (2)	Offered quotes (3)	130.85%
Retail installment contracts held for investment	$845,911	Discounted Cash Flow	ABS (4)	0.40%
			Prepayment rate (CPR) (5)	11.00%
			Discount Rate (6)	5.55% - 12.00% (8.87%)
			Recovery Rate (7)	25.00% - 45.00% (38.40%)
Mortgage servicing rights	$145,047	Discounted Cash Flow	Prepayment rate (CPR) (8)	0.67% - 41.19% (10.51%)
			Discount Rate (9)	10.10%
Mortgage banking interest rate lock commitments	$3,063	Discounted Cash Flow	Pull through percentage (10)	76.27%
			MSR value (11)	0.680% - 1.060% (0.99%)

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. FAIR VALUE (continued)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company’s financial instruments are as follows:

	December 31, 2014
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$2,234,725	$2,234,725	$2,234,725	$—	$—
Available-for-sale investment securities	15,908,078	15,908,078	10,343	14,630,092	1,267,643
Trading securities	833,936	833,936	—	833,936	—
Loans held for investment, net	73,923,745	74,265,569	—	101,218	74,164,351
Loans held for sale	260,252	260,251	—	260,251	—
Restricted cash	2,024,838	2,024,838	2,024,838	—	—
Mortgage servicing rights	145,047	145,047	—	—	145,047
Derivatives	387,170	387,170	—	384,100	3,070

Financial liabilities:
Deposits	52,474,007	52,507,347	45,162,698	7,344,649	—
Borrowings and other debt obligations	39,709,653	40,147,937	—	30,355,610	9,792,327
Derivatives	374,991	374,991	—	374,636	355

	December 31, 2013
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$4,226,947	$4,226,947	$4,226,947	$—	$—
Available-for-sale investment securities	11,646,240	11,646,240	9,841	11,583,459	52,940
Debentures of FHLB	19,862	20,000	—	20,000	—
Loans held for investment, net	49,087,340	49,307,888	—	149,796	49,158,092
Loans held for sale	128,949	128,949	—	128,949	—
Restricted cash	97,397	97,397	97,397	—	—
Mortgage servicing rights	141,787	141,787	—	—	141,787
Derivatives	256,885	256,885	—	256,324	561

Financial liabilities:
Deposits	49,521,406	49,609,846	41,382,336	8,227,510	—
Borrowings and other debt obligations	12,376,624	13,210,300	—	13,210,300	—
Derivatives	273,703	273,703	—	273,306	397

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

As of December 31, 2014 and 2013, the Company had $2.0 billion and $97.4 million, respectively, of restricted cash. Restricted cash is related to cash restricted for investment purposes, cash posted for collateral purposes, cash advanced for loan purchases, and lockbox collections. Cash and cash equivalents, including restricted cash, have maturities of three months or less and, accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

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

Deposits

The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, interest-bearing demand deposit accounts, savings accounts and certain money market accounts is equal to the amount payable on demand and does not take into account the significant value of the cost advantage and stability of the Company’s long-term relationships with depositors. The fair value of fixed-maturity CDs is estimated by discounting cash flows using currently offered rates for deposits of similar remaining maturities. The related fair value measurements have generally been classified as Level 1 for core deposits, since the carrying value approximates fair value due to the short-term nature of the liabilities. All other deposits are considered to be Level 2.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 19. FAIR VALUE (continued)

The following table summarizes the differences between the fair value and the principal balance of LHFS and retail installment contracts measured at fair value as of December 31, 2014 and 2013.

	Fair Value	Aggregate Unpaid Principal Balance	Difference
	(in thousands)
December 31, 2014
Loans held for sale	$213,666	$208,889	$4,777
Nonaccrual loans	—	—	—
Retail installment contracts held for investment	$845,911	$1,074,071	$(228,160)
Nonaccrual loans	90,341	149,098	(58,757)

December 31, 2013
Loans held for sale	$128,949	$128,936	$13
Nonaccrual loans	—	—	—
Retail installment contracts held for investment(1)	$—	$—	$—
Nonaccrual loans	—	—	—

(1) Balances as of December 31, 2013 are not presented due to SCUSA being accounted for as an equity method investment at that date.

Interest income on the Company’s LHFS and retail installment contracts held for investment is recognized when earned based on their respective contractual rates in Interest income on loans in the Consolidated Statements of Operations. The accrual of interest is discontinued and reversed once the loans become more than 90 days past due for LHFS and more than 60 days past due for retail installment contracts held for investment.

Residential MSRs

The Company elected to account for its existing portfolio of residential MSRs at fair value. This election created greater flexibility with regards to any ongoing decisions relating to risk management of the asset by mitigating the effects of changes to the residential MSRs' fair value through the use of risk management instruments.

The Company's residential MSRs had an aggregate fair value of $145.0 million and $141.8 million at December 31, 2014 and 2013, respectively. Changes in fair value totaling a loss of $2.8 million and a gain of $36.5 million were recorded in net mortgage banking income in the Consolidated Statement of Operations during the years ended December 31, 2014 and 2013, respectively.

NOTE 20. COMMITMENTS, CONTINGENCIES, AND GUARANTEES

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

The Company’s exposure to credit loss in the event of non-performance by the other party to the financial instrument for commitments to extend credit, letters of credit and loans sold with recourse is represented by the contractual amount of those instruments. The Company uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. For forward contracts and interest rate swaps, caps and floors, the contract or notional amounts do not represent exposure to credit loss. The Company controls the credit risk of its forward contracts and interest rate swaps, caps and floors through credit approvals, limits and monitoring procedures. See Note 15 to these Consolidated Financial Statements for discussion of all derivative contract commitments.

The following table details the amount of commitments at the dates indicated:

Other Commitments	December 31, 2014	December 31, 2013
	(in thousands)
Commitments to extend credit	$28,792,062	$23,651,791
Unsecured revolving lines of credit	5	815,573
Letters of credit	1,789,666	2,116,227
Recourse and credit enhancement exposure on sold loans	174,902	184,584
Commitments to sell loans	82,791	3,810
Total commitments	$30,839,426	$26,771,985

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

The following table details the amount of commitments to extend credit expiring per period as of the dates indicated:

	December 31, 2014	December 31, 2013
	(in thousands)
One year or less	$5,968,468	$5,163,591
Over 1 year to 3 years	5,322,291	5,716,759
Over 3 years to 5 years	10,810,213	6,457,992
Over 5 years	6,691,090	6,313,449
Total	$28,792,062	$23,651,791

Unsecured Revolving Lines of Credit

Such commitments arise primarily from agreements with customers for unused lines of credit on unsecured revolving accounts and credit cards, provided there is no violation of conditions in the underlying agreement. These commitments, substantially all of which the Company can terminate at any time and which do not necessarily represent future cash requirements, are periodically reviewed based on account usage, customer creditworthiness and loan qualifications. The unused portion of these unsecured revolving lines of credit balances which can be canceled by the Company at any time are not included in the December 31, 2014 balances.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Letters of Credit

The Company’s letters of credit meet the definition of a guarantee. Letters of credit commit the Company to make payments on behalf of its customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 15.2 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letters of credit, the Company would be required to honor the commitment. The Company has various forms of collateral for these letters of credit, including real estate assets and other customer business assets. The maximum undiscounted exposure related to these commitments at December 31, 2014 was $1.8 billion. The fees related to letters of credit are deferred and amortized over the lives of the commitments and were immaterial to the Company’s financial statements at December 31, 2014. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of the commitments, as has been the Company’s experience to date. As of December 31, 2014 and 2013, the liability related to these letters of credit was $73.9 million and $129.8 million, respectively, which is recorded within the reserve for unfunded lending commitments in Other liabilities on the Consolidated Balance Sheet. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and financing lease portfolio. Also included within the reserve for unfunded lending commitments at December 31, 2014 and 2013 were lines of credit outstanding of $58.8 million and $90.2 million, respectively.

The following table details the amount of letters of credit expiring per period as of the dates indicated:

	December 31, 2014	December 31, 2013
	(in thousands)
One year or less	$1,250,124	$1,680,277
Over 1 year to 3 years	285,108	333,769
Over 3 years to 5 years	248,209	96,558
Over 5 years	6,225	5,623
Total	$1,789,666	$2,116,227

Loans Sold with Recourse

The Company has loans sold with recourse that meet the definition of a guarantee. For loans sold with recourse under the terms of its multi-family sales program with FNMA, the Company retained a portion of the associated credit risk. The unpaid principal balance outstanding of loans sold in these programs was $2.6 billion as of December 31, 2014 and $4.3 billion as of December 31, 2013. As a result of its agreement with FNMA, the Company retained a 100% first loss position on each multi-family loan sold to FNMA until the earlier to occur of (i) the aggregate approved losses on multi-family loans sold to FNMA reaching the maximum loss exposure for the portfolio as a whole of $152.8 million as of December 31, 2014 and $159.0 million as of December 31, 2013, or (ii) all of the loans sold to FNMA under this program being fully paid off. Any losses sustained as a result of impediments in standard representations and warranties would be in addition to the maximum loss exposure.

The Company has established a liability which represents the fair value of the retained credit exposure and the amount the Company estimates it would have to pay a third party to assume the retained recourse obligation. The estimated liability is calculated as the present value of losses that the portfolio is projected to incur based upon internal specific information and an industry-based default curve with a range of estimated losses. At December 31, 2014 and 2013, the Company had $40.7 million and $68.0 million, respectively, of reserves classified in accrued expenses and payables on the Consolidated Balance Sheets related to the fair value of the retained credit exposure for loans sold to FNMA under this program. The Company's commitment will expire in March 2039 based on the maturity of the loans sold with recourse. Losses sustained by the Company may be offset, or partially offset, by proceeds resulting from the disposition of the underlying mortgaged properties. Approval from FNMA is required for all transactions related to the liquidation of properties underlying the mortgages. Separate from the recourse agreement described above, in 2014 the Company has purchased approximately $898.5 million of performing loans previously sold to FNMA. Refer to further discussion of this purchase in Note 10 Other Assets to the Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Additionally, during the period from 1999 to 2002, residential mortgage loans were sold with recourse and credit enhancement features to FNMA and FHLMC. The remaining unpaid principal balance of these loans was $55.8 million and $65.7 million at December 31, 2014 and December 31, 2013, respectively, and the remaining maximum amount of credit exposure on these loans was $22.1 million and $25.6 million for the same periods. The Company has posted collateral in the amount of $0.9 million at December 31, 2014 and December 31, 2013 to be utilized for any losses incurred related to these loans.

Commitments to Sell Loans

The Company enters into forward contracts relating to its mortgage banking business to hedge the exposures from commitments to make new residential mortgage loans with existing customers and from mortgage loans classified as LHFS. These contracts mature in less than one year.

Representation and Warranty Liability

In the ordinary course of business, the Company sells residential loans on a non-recourse basis to certain GSEs and private investors. In connection with these sales, the Company has entered into agreements containing various representations and warranties about, among other things, the ownership of the loans, the validity of the liens securing the loans, the loans' compliance with any applicable loan criteria established by the GSEs and the private investors, including underwriting standards and the ongoing existence of mortgage insurance, the absence of delinquent taxes or liens against the property securing the loans and the loans' compliance with applicable federal, state, and local laws. Breaches of these representations and warranties may require the Company to repurchase the mortgage loan or, if the loan has been foreclosed, the underlying collateral, or otherwise make whole or provide other remedies to the GSEs and the private investors. The repurchase liability is recorded within Accrued expenses and payables on the Consolidated Balance Sheet, and the related income statement activity is recorded in Mortgage banking revenue on the Consolidated Statement of Operations. In May 2014, the Company reached a settlement with FNMA for loans previously sold, resulting in an $8.0 million reduction in the representation and warranty liability. In December 2014, the Company reached a settlement with FHLMC for loans previously sold, resulting in a $24.8 million reduction in the representation and warranty liability. Management believes the Company's repurchase reserve appropriately reflects the estimated probable losses on repurchase claims for all loans sold and outstanding as of December 31, 2014. In making these estimates, the Company considers the losses it expects to incur over the lives of the loans sold.

The table below represents the activity in the representation and warranty reserve for the dates indicated:

	Year Ended December 31,
	2014	2013
	(in thousands)
Beginning Balance	$54,836	$50,662
Changes in Estimate(1)	(19,000)	20,685
Claims	(11,570)	(16,511)
Ending Balance	$24,266	$54,836
(1) - The additions for the year ended December 31, 2014 includes the $8.0 million impact of the settlement with FNMA and $24.8 million impact of the settlement with FHLMC.
SCUSA Commitments

In connection with the sale of retail installment contracts through securitizations and other sales, SCUSA has made standard representations and warranties customary to the consumer finance industry. Violations of these representations and warranties may require SCUSA to repurchase loans previously sold to on- or off-balance sheet trusts or other third parties. As of December 31, 2014, SCUSA had no repurchase requests outstanding. In the opinion of management, the potential exposure of other recourse obligations related to SCUSA’s retail installment contract sales agreements will not have a material adverse effect on SCUSA’s consolidated financial position, results of operations, or cash flows.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Santander has provided guarantees on the covenants, agreements, and obligations of SCUSA under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SCUSA as servicer.

Under terms of the Chrysler agreement, the Company must make revenue sharing payments to Chrysler and also must make gain-sharing payments when residual gains on leased vehicles exceed a specified threshold.

SCUSA committed to purchase certain new advances on personal revolving financings originated by a third-party retailer, along with existing balances on accounts with new advances, for an initial term ending in April 2020 and renewing through April 2022 at the retailer's option. As of December 31, 2014 and 2013, SCUSA was obligated to purchase $7.7 million and $4.5 million, respectively, of receivables that had been originated by the retailer but not yet purchased by SCUSA. SCUSA also may be required to make a profit-sharing payment to the retailer each month.

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

SCUSA is obligated to make purchase price hold back payments on a periodic basis to a third-party originator of loans that it purchases on a periodic basis, when losses are lower than originally expected. SCUSA also is obligated to make total return settlement payments to this third-party originator in 2016 and 2017 if returns on the purchased pools are greater than originally expected.

SCUSA has extended revolving lines of credit to certain auto dealers. Under this arrangement, SCUSA is committed to lend up to each dealer's established credit limit.

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

SCUSA has sold loans to CBP in 2014 under terms of a flow agreement and predecessor sale agreements. SCUSA retains servicing on the sold loans and will owe CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by pool basis.

Under terms of agreements with a peer-to-peer personal lending platform company, SCUSA has committed to purchase, at a minimum, through July 2015, the lesser of $30 million per month or 75% of the lending platform company's aggregate "near-prime" (as that term is defined in the agreements) originations and thereafter through July 2017, the lesser of $30 million per month or 50% of the lending platform company's aggregate near-prime originations. This commitment can be reduced or canceled with 90 days' notice.

Periodically, SCUSA is party to or otherwise involved in various lawsuits and other legal proceedings that arise in the ordinary course of business. On August 26, 2014, a purported securities class action lawsuit was filed in the United States District Court, Southern District of New York. On October 6, 2014, another purported securities class action lawsuit was filed in the District Court of Dallas County, Texas and was subsequently removed to United States District Court, Northern District of Texas. Both lawsuits were filed against SCUSA, certain of its current and former directors and executive officers and certain institutions that served as underwriters in the IPO. Each lawsuit was brought by a purported stockholder of SCUSA seeking to represent a class consisting of all those who purchased or otherwise acquired SCUSA's securities pursuant and/or traceable to SCUSA's Registration Statement and Prospectus issued in connection with the IPO. Each complaint alleges that the Registration Statement and Prospectus contained misleading statements concerning SCUSA's auto lending business and underwriting practices. Each lawsuit asserts claims under Section 11 and Section 15 of the Securities Act of 1933 and seeks damages and other relief. On February 17, 2015, the purported class action lawsuit pending in the United States District Court, Northern District of Texas, was voluntarily dismissed without prejudice.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

SCUSA is also party to or are otherwise involved periodically in reviews, investigations, proceedings (both formal and informal), and information-gathering requests by government and self-regulatory agencies, including the Federal Reserve, the CFPB, the DOJ, the SEC, the FTC and various state regulatory agencies. Currently, such proceedings include a civil subpoena from the DOJ under FIRREA requesting the production of documents and communications that, among other things, relate to the underwriting and securitization of nonprime auto loans since 2007. Additionally, on October 28, 2014, SCUSA received a preservation letter and request for documents from the SEC requesting the preservation and production of documents and communications that, among other things, relate to the underwriting and securitization of auto loans since January 1, 2011. SCUSA also has received civil subpoenas from various state Attorneys General requesting similar documents and communications. SCUSA is complying with the requests for information and document preservation

On February 25, 2015, SCUSA entered into a consent order with the DOJ, approved by the United States District Court for the Northern District of Texas that resolves the DOJ's claims against SCUSA that certain of its repossession and collection activities during the period of time between January 2008 and February 2013 violated the Service Members Civil Relief Act.  The consent order requires SCUSA to pay a civil fine in the amount of $55 thousand as well as at least $9.4 million to affected service members consisting of $10 thousand plus compensation for any lost equity (with interest) for each repossession by SCUSA and $5 thousand for each instance where SCUSA sought to collect repossession-related fees on accounts where a repossession was conducted by a prior account holder, as well as requires the Company to undertake additional remedial measures.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether the matter presents a loss contingency that is probable and estimable, at which time an accrued liability is established with respect to such loss contingency. The Company continues to monitor the matter for further developments that could affect the amount of the accrued liability previously established. For certain legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses. For other matters for which a loss is probable or reasonably possible, such an estimate is not possible. Management currently estimates that it is reasonably possible that the Company could incur losses in an aggregate amount of up to $9.4 million in excess of the accrued liability, if any, with it also being reasonably possible that the Company could incur no such losses in these matters. This estimated range of reasonably possible losses represents the estimate of possible losses over the life of such legal matters, which may span an indeterminable number of years, and is based on information available as of December 31, 2014.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Under the agreement, the Bank has paid $6.2 million into a remediation fund, the majority of which has been distributed to borrowers, and will engage in foreclosure avoidance activities, such as loan modifications and short sales over the next two years in an aggregate principal amount of $9.9 million. In return, the OCC waived any civil money penalties that could have been assessed against the Bank. During 2013, the Company submitted for credit from the OCC mortgage loans in the amount of $74.1 million, which represents the principal balance of mortgage loans for which the Bank completed foreclosure avoidance activities with its borrowers. As of December 31, 2014, the Bank had already exceeded its requirements under the settlement agreement. The OCC is requiring the Bank to engage a consultant to validate that the submissions the Bank has made to the OCC qualify as foreclosure avoidance activities under the terms of the agreement.

The Bank represents 0.17% of the total $9.3 billion settlement among the banks and is the smallest participant in the agreement. The total $16.1 million related to the remediation fund and mortgage modifications was fully reserved.

Identity Theft Protection Product Matter

The Bank had been in discussions to address concerns that some customers may have paid for but did not receive certain benefits of an identity theft protection product from a third-party vendor. The Bank remains in discussions with the third-party vendor on potential remedial actions to impacted customers. During 2013, fees expected to be returned to customers of $30.0 million were expensed within general and administrative expenses on the Consolidated Statement of Operations. As of December 31, 2014, remediation payments totaling $37.6 million were made to customers. While other banks which sold identity theft protection products have received civil money penalties from regulators, the Bank does not expect that any fines or additional customer remediation would have a material adverse effect on its financial condition or results of operations.

Marketing of Overdraft Coverage

On April 1, 2014, the Bank received a CID from the CFPB. The CID requests information and documents in connection with the Bank’s marketing to consumers of overdraft coverage for ATM and/or onetime debit card transactions. A second CID related to the same overdraft coverage program was received on February 10, 2015. Pursuant to the terms of the CIDs, the information obtained by the CFPB will be used to determine whether the Bank is in compliance with laws administered by the CFPB. The Bank is cooperating with the investigation; however there can be no assurance that claims or litigation will not arise from this matter.

The Company's practice is to cooperate fully with regulatory and governmental investigations, audits and other inquiries, including those described above.

Leases

The Company is committed under various non-cancelable operating leases relating to branch facilities having initial or remaining terms in excess of one year. Renewal options exist for the majority of these lease agreements.

Future minimum annual rentals under non-cancelable operating leases and sale-leaseback leases, net of expected sublease income, at December 31, 2014, are summarized as follows:

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 20. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

	AT DECEMBER 31, 2014
	Lease Payments	Future Minimum Expected Sublease Income	Net Payments
	(in thousands)
2015	$118,258	$(7,675)	$110,583
2016	111,668	(6,435)	105,233
2017	99,688	(5,791)	93,897
2018	80,477	(3,762)	76,715
2019	68,945	(2,859)	66,086
Thereafter	259,958	(5,775)	254,183
Total	$738,994	$(32,297)	$706,697

The Company recorded rental expense of $145.2 million, $126.4 million and $125.3 million, net of $9.9 million, $11.9 million and $12.4 million of sublease income, in 2014, 2013 and 2012, respectively. These expenses are included in Occupancy and equipment expenses in the Consolidated Statement of Operations.

NOTE 21. REGULATORY MATTERS

The Company is subject to the regulations of certain federal, state, and foreign agencies, and undergoes periodic examinations by such regulatory authorities.

The minimum U.S. regulatory capital ratios for banks under Basel I are 4% for the Tier 1 risk-based capital ratio, 8% for the total risk-based capital ratio, and 4% for the Tier 1 leverage capital ratio. To qualify as “well-capitalized,” regulators require banks to maintain capital ratios of at least 6% for the Tier 1 risk-based capital ratio, 10% for the total risk-based capital ratio, and 5% for the Tier 1 leverage capital ratio. At December 31, 2014 and 2013, the Bank met the well-capitalized capital ratio requirements.

As a BHC, SHUSA is required to maintain a Tier 1 risk-based capital ratio of at least 4%, total risk-based capital ratio of at least 8%, and Tier 1 leverage capital ratio of at least 4%. The Company’s capital levels exceeded the ratios required for BHCs. The Company's ability to make capital distributions will depend on the Federal Reserve's accepting the Company's capital plan, the results of the stress tests described in this Form 10-K, and the Company's capital status, as well as other supervisory factors.

For a discussion of Basel III and the standardized approach and related future changes to the minimum U.S. regulatory capital ratios, see the section captioned Regulatory Matters within MD&A.

The FDICIA established five capital tiers: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution’s capital tier depends on its capital levels in relation to various relevant capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized or adequately-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 21. REGULATORY MATTERS (continued)

Any dividends declared and paid or return of capital has the effect of reducing the Bank’s capital ratios. There were no dividends declared or paid in 2014 or 2013. The Bank returned capital of $128.0 million and $179.0 million to SHUSA in 2014 and 2013, respectively.

The following schedule summarizes the actual Basel I capital balances of the Bank and SHUSA at December 31, 2014 and 2013:

	REGULATORY CAPITAL
	Tier 1 Leverage Capital Ratio	Tier 1 Risk-Based Capital Ratio	Total Risk-Based Capital Ratio	Tier 1 Common Capital Ratio(1)
	($ in thousands)
Santander Bank at December 31, 2014:
Regulatory capital	$8,831,156	$8,831,156	$9,872,603	$8,831,156
Capital ratio	12.01%	13.23%	14.79%	13.23%
SHUSA at December 31, 2014 (2):
Regulatory capital	$12,897,342	$12,897,342	$14,847,924	$10,853,488
Capital ratio	12.18%	12.87%	14.82%	10.83%
Santander Bank at December 31, 2013:
Regulatory capital	$8,390,428	$8,390,428	$9,550,558	$8,390,428
Capital ratio	12.09%	13.96%	15.89%	13.96%
SHUSA at December 31, 2013 (3):
Regulatory capital	$9,210,100	$9,210,100	$10,555,146	$8,794,393
Capital ratio	12.78%	14.67%	16.81%	14.01%

(1)
Ratio presented due to regulators emphasizing the Tier 1 common capital ratio in their evaluation of bank and BHC capital levels, although this metric is not provided for in bank regulations. For all BHCs undergoing its CCAR, the FRB has established a 5% minimum Tier 1 common capital ratio under stress scenarios.

(2)	Ratios reflect the reconsolidation of SCUSA, following the Change in Control.

(3)	Ratios have been determined using SHUSA's accounting method for SCUSA as an equity method investment, prior to the Change in Control.

NOTE 22. RELATED PARTY TRANSACTIONS

The parties related to the Company are deemed to include, in addition to its subsidiaries, jointly controlled entities, the Bank’s key management personnel (the members of its Board of Directors and certain officers at the level of senior executive vice president or above, together with their close family members) and the entities over which the key management personnel may exercise significant influence or control.

See Note 8 to the Consolidated Financial Statements for a description of the various equity method investments SHUSA has with related parties.

See Note 12 to the Consolidated Financial Statements for a description of the various debt agreements SHUSA has with Santander.

In March 2010, the Company issued a $750 million subordinated note to Santander, which matures in March 2020. This subordinated note bore interest at 5.75% until March 2015 and then bears interest at 6.25% until maturity. SHUSA paid Santander approximately $6.1 million in interest in 2014, and $43.1 million in interest in 2013, and 2012, respectively. This note was converted to common stock in February 2014, See Note 13 to the Consolidated Financial Statements.

The Company has $2.5 billion of public securities consisting of various senior note obligations, trust preferred security obligations and preferred stock issuances. Santander owned approximately 4.9% of the outstanding principal of these securities as of December 31, 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22. RELATED PARTY TRANSACTIONS (continued)

SBNA has entered into derivative agreements with Santander and Abbey National Treasury Services PLC, a subsidiary of Santander, which consist primarily of swap agreements to hedge interest rate risk and foreign currency exposure. These contracts had notional values of $3.0 billion and $2.6 billion, respectively, as of December 31, 2014, compared to $2.7 billion and $3.9 billion, respectively, as of December 31, 2013.

In 2006, Santander provided confirmation of standby letters of credit issued by the Bank, which were not renewed after the fourth quarter of 2013. During the year-ended December 31, 2013, the average unfunded balance outstanding under these commitments was $34.8 million. The Bank incurred $0.3 million in fees in the year-ended December 31, 2013 and $2.5 million in the year ended December 31, 2012.

SHUSA has a $500 million line of credit with Santander that was initiated in November 2012. There was no activity in 2013 or 2014 related to this line of credit. As of December 31, 2014, SHUSA's line of credit with Santander had expired and was not renewed.

During the year ended December 31, 2014, the Company paid $6.7 million in rental payments to Santander, compared to $2.5 million in 2013 and $0.9 million in 2012.

In the ordinary course of business, we may provide loans to our executive officers, directors, and principal stockholders, also known as Regulations O insiders. Pursuant to our policy, such loans are generally issued on the same terms as those prevailing at the time for comparable loans to unrelated persons and do not involve more than the normal risk of collectability. As permitted by Regulation O, certain mortgage loans to directors and executive officers of the Company and the Bank, including the Company's executive officers, are priced at up to a 1.0% discount to market and require no application fee, but contain no other terms than terms available in comparable transactions with non-employees. The 1.0% discount is discontinued when an employee terminates his or her employment with the Company or the Bank. The outstanding balance of these loans was $6.6 million and $9.6 million at December 31, 2014 and December 31, 2013, respectively.

The Company and its affiliates entered into or were subject to various service agreements with Santander and its affiliates. Each of the agreements was done in the ordinary course of business and on market terms. Those agreements include the following:

•
NW Services Co., a Santander affiliate doing business as Aquanima, is under contract with the Bank to provide procurement services, with fees paid in 2014 in the amount of $3.5 million, $3.3 million in 2013 and $3.7 million in 2012. There were no payables in connection with this agreement in the years ended 2014 and 2013. The fees related to this agreement are recorded in Outside services in the Consolidated Statement of Operations.

•
Geoban, S.A., a Santander affiliate, is under contract with the Bank to provide administrative services, consulting and professional services, application support and back-office services, including debit card disputes and claims support, and consumer and mortgage loan set-up and review, with total fees paid in 2014 in the amount of $13.4 million, $15.7 million in 2013 and $17.2 million in 2012. In addition, as of December 31, 2014 and December 31, 2013, the Company had payables with Geoban, S.A. in the amounts of $1.6 million and $0.7 million, respectively. The fees related to this agreement are recorded in Outside services in the Consolidated Statement of Operations.

•
Ingenieria De Software Bancario S.L., a Santander affiliate, is under contract with the Bank to provide information technology development, support and administration, with fees paid in 2014 in the amount of $108.5 million, $125.8 million in 2013 and $137.1 million in 2012. In addition, as of December 31, 2014 and December 31, 2013, the Company had payables with Ingenieria De Software Bancario S.L. in the amounts of $16.2 million and $31.4 million, respectively. The fees related to this agreement are capitalized in Premises and equipment on the Consolidated Balance Sheet.

•
Produban Servicios Informaticos Generales S.L., a Santander affiliate, is under contract with the Bank to provide professional services, and administration and support of information technology production systems, telecommunications and internal/external applications, with fees paid in 2014 in the amount of $83.2 million, $93.9 million in 2013 and $101.3 million in 2012. In addition, as of December 31, 2014 and December 31, 2013, the Company had payables with Produban Servicios Informaticos Generales S.L. in the amounts of $9.9 million and $1.2 million, respectively. The fees related to this agreement are recorded in Occupancy and equipment expenses and Technology expense in the Consolidated Statement of Operations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 22. RELATED PARTY TRANSACTIONS (continued)

•
Santander Back-Offices Globales Mayoristas S.A., a Santander affiliate, is under contract with the Bank to provide administrative services and back-office support for the Bank’s derivative, foreign exchange and hedging transactions and programs. Fees in the amount of $0.7 million were paid to Santander Back-Offices Globales Mayoristas S.A. with respect to this agreement in 2014 and $0.4 million in 2013 and 2012, respectively. There were no payables in connection with this agreement in 2014 or 2013. The fees related to this agreement are recorded in Outside services in the Consolidated Statement of Operations.

•
SGF, a Santander affiliate, is under contracts with the Bank to provide (i) administration and management of employee benefits and payroll functions for the Bank and other affiliates, including employee benefits and payroll processing services provided by third-party vendors through sponsorship by SGF, and (ii) property management and related services. In 2014, fees in the amount of $12.3 million were paid to SGF with respect to this agreement, compared to $11.6 million in 2013 and $11.0 million in 2012. There were no payables in connection with this agreement in 2014 or 2013. The fees related to this agreement are recorded in Outside services in the Consolidated Statement of Operations.

•
Santander Securities LLC, a Santander affiliate, entered into a contract with the Bank as of April 2012 to provide integrated services and conduct broker-dealer activities and insurance services. Santander Securities collects amounts due from customers on behalf of the Bank and remits the amounts net of fees. As of December 31, 2014, the Company had receivables with Santander Securities in the amount of $3.8 million, compared to $3.7 million in 2013, which are recorded within Other assets on the Consolidated Balance Sheet. Fees recognized related to this agreement were $51.7 million for the year-ended December 31, 2014, compared to $49.5 million in 2013, which are recorded within Consumer fees in the Consolidated Statement of Operations. Fees incurred in 2014 were $0.1 million, compared to $0.2 million in 2013 and $3.3 million in 2012. There were no payables in connection with this agreement in 2014 or 2013.

SCUSA has entered into or was subject to various agreements with Santander, its affiliates or the Company. Each of the agreements was done in the ordinary course of business and on market terms. Those agreements include the following:

•
SCUSA has a line of credit agreement with Santander. During the year ended December 31, 2014, SCUSA incurred interest expense, including unused fees of $92.2 million which includes $7.8 million of accrued interest payable. SCUSA also has a letter of credit facility with Santander for which it incurred $0.5 million of interest expense, including unused fees and $0.1 million payable in 2014.

•
SCUSA has entered into derivative agreements with Santander and its affiliates, which consist primarily of swap agreements to hedge interest rate risk. These contracts had notional values of $16.3 billion which are included in Note 15 of these Consolidated Financial Statements.

•
During 2014, SCUSA entered into a flow agreement with SBNA under which SBNA has the first right to review and approve Chrysler Capital consumer vehicle lease applications. SCUSA may review any applications declined by SBNA for the Company’s own portfolio. SCUSA provides servicing and receives an origination fee on all leases originated under this agreement. Pursuant to the Chrysler Agreement, SCUSA pays Chrysler on behalf of SBNA for residual gains and losses on the flowed leases.

•
During the years ended December 31, 2014, SCUSA originated $17.4 million in unsecured revolving loans under terms of a master service agreement with a company in which it has a cost method investment and holds a warrant to increase its ownership if certain vesting conditions are satisfied. The master service agreement enables SCUSA to review credit applications of retail store customers.

•
SCUSA paid certain expenses incurred by SCUSA's Chairman and CEO in the operation of a private plane in which he owns a partial interest when used for SCUSA business within the contiguous 48 states. Under this practice, payment is based on a set flight time hourly rate. For the year ended, December 31, 2014, the Company paid $0.6 million, to Meregrass Company, Inc., the company managing the plane's operations, with an average rate of $5,800 dollars per hour.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23. PARENT COMPANY FINANCIAL INFORMATION

Condensed financial information of the parent company is as follows:

BALANCE SHEETS

	AT DECEMBER 31,
	2014 (1)	2013 (2)
	(in thousands)
Assets
Cash and cash equivalents	$2,099,992	$295,031
Available-for-sale investment securities	—	39,382
Loans to non-bank subsidiaries	300,000	—
Investment in subsidiaries:
Bank subsidiary	8,974,690	8,450,766
Non-bank subsidiaries	9,967,067	4,519,452
Equity method investments	29,181	2,961,938
Restricted cash	82,019	—
Other assets	275,437	294,905
Total assets	$21,728,386	$16,561,474
Liabilities and stockholder's equity
Borrowings and other debt obligations	$1,808,810	$2,589,503
Borrowings from non-bank subsidiaries	139,184	138,495
Deferred tax liabilities, net	1,143,965	183,688
Other liabilities	93,141	104,805
Total liabilities	3,185,100	3,016,491
Stockholder's equity	18,543,286	13,544,983
Total liabilities and stockholder's equity	$21,728,386	$16,561,474

(1) Reflects the impact of the Change in Control and 11 months of activity of SCUSA as a consolidated subsidiary.
(2) Balances as of December 31, 2013 presented with SCUSA being accounted for as an equity method investment at that date.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23. PARENT COMPANY FINANCIAL INFORMATION (continued)

STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	YEAR ENDED DECEMBER 31,
	2014 (1)	2013 (2)	2012 (2)
	(in thousands)
Dividends from bank subsidiary	$—	$—	$148,747
Dividends from non-bank subsidiaries	31,649	—	35,253
Interest income	6,042	3,365	2,749
Income from equity method investments	24,107	449,357	444,326
Gain on Change in Control	2,428,539	—	—
Other income	2,049	2,009	2,018
Total income	2,492,386	454,731	633,093
Interest expense	70,816	161,812	162,659
Other expense	149,774	44,678	344,019
Total expense	220,590	206,490	506,678
Income before income taxes and equity in earnings of subsidiaries	2,271,796	248,241	126,415
Income tax provision/(benefit)	818,289	54,235	(177,105)
Income before equity in earnings of subsidiaries	1,453,507	194,006	303,520
Equity in undistributed earnings of:
Bank subsidiary	303,704	344,994	203,735
Non-bank subsidiaries	577,941	89,103	53,980
Net income	2,335,152	628,103	561,235
Other comprehensive income, net of tax:
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	25,163	39,751	28,822
Net unrealized (losses)/gains recognized on investment securities	146,877	(359,616)	72,471
Amortization of defined benefit plans	(14,082)	11,163	(241)
Total other comprehensive (loss)/income	157,958	(308,702)	101,052
Comprehensive income	$2,493,110	$319,401	$662,287

(1) Reflects the impact of the Change in Control and 11 months of activity of SCUSA as a consolidated subsidiary.
(2) Balances as of December 31, 2013 and 2012 presented with SCUSA being accounted for as an equity method investment at those dates.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 23. PARENT COMPANY FINANCIAL INFORMATION (continued)

STATEMENT OF CASH FLOWS

	FOR THE YEAR ENDED DECEMBER 31
	2014 (1)	2013 (2)	2012 (2)
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,335,152	$628,103	$561,235
Adjustments to reconcile net income to net cash (paid in)/provided by operating activities:
Gain on SCUSA Change in Control	(2,291,003)	—	—
Net gain on sale of SCUSA shares	(137,536)	—	—
Deferred taxes	960,277	141,292	(225,525)
Undistributed earnings of:
Bank subsidiary	(303,704)	(344,994)	(203,735)
Non-bank subsidiaries	(577,941)	(89,103)	(53,980)
Stock based compensation expense	449	2,057	3,720
Remittance to Santander for stock based compensation	(1,656)	(3,877)	(5,568)
Equity earnings from equity method investments	(24,107)	(449,357)	(444,326)
Dividends from equity method investments	—	188,661	477,502
Net change in other assets and other liabilities	3,842	(293,867)	137,848
Net cash (paid in)/provided by operating activities	(36,227)	(221,085)	247,171
CASH FLOWS FROM INVESTING ACTIVITIES:
Net capital returned from/(contributed to) subsidiaries	146,585	178,266	(1,765)
Net change in restricted cash	(82,019)	—	—
Net (increase)/decrease in loans to subsidiaries	(300,000)	—	2,000
Proceeds from sale of SCUSA shares	320,145	—	—
Net cash provided by / (used in) investing activities	84,711	178,266	235
CASH FLOWS FROM FINANCIAL ACTIVITIES:
Repayment of other debt obligations	—	(481,267)	(764,383)
Net proceeds received from senior notes and senior credit facility	—	500,000	598,242
Net change in commercial paper	—	—	(18,090)
Net change in borrowings	77	896	995
Dividends to preferred stockholders	(14,600)	(14,600)	(14,600)
Net proceeds from the issuance of common stock	1,771,000	—	—
Net cash provided by/(used in) financing activities	1,756,477	5,029	(197,836)
(Decrease)/Increase in cash and cash equivalents	1,804,961	(37,790)	49,570
Cash and cash equivalents at beginning of period	295,031	332,821	283,251
Cash and cash equivalents at end of period	$2,099,992	$295,031	$332,821

(1) Reflects the impact of the Change in Control and 11 months of activity of SCUSA as a consolidated subsidiary.
(2) Balances as of December 31, 2013 and 2012 presented with SCUSA being accounted for as an equity method investment at those dates.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24. BUSINESS SEGMENT INFORMATION

Business Segment Products and Services

The Company’s reportable segments are focused principally around the customers the Bank and SCUSA serve. The Company has identified the following reportable segments:

•
The Retail Banking segment is primarily comprised of the Bank's branch locations and residential mortgage business. The branch locations offer a wide range of products and services to customers, and attract deposits by offering a variety of deposit instruments including demand and interest-bearing demand deposit accounts, money market and savings accounts, CDs and retirement savings products. The branch locations also offer consumer loans such as credit cards, home equity loans and lines of credit, as well as business banking and small business loans to individuals. Effective in the second quarter of 2014, Retail Banking segment also includes investment services and provides annuities, mutual funds, managed monies, and insurance products and acts as an investment brokerage agent to the customers of the Retail Banking segment.

•
The Auto Finance & Alliances segment currently provides indirect consumer leasing as well as commercial loans to dealers and financing for commercial vehicles and municipal equipment. The Auto Finance and Alliances segment includes certain activity related to the Bank's intercompany agreements with SCUSA.

In conjunction with the Chrysler Agreement, the Bank has an agreement with SCUSA under which SCUSA provides the Bank with the first right to review and assess Chrysler dealer lending opportunities and, if the Bank elected, to provide the proposed financing. Historically and through September 30, 2014, SCUSA provided servicing under this arrangement. Effective October 1, 2014 the servicing of all Chrysler Capital receivables from dealers, including receivables held by the Bank and by SCUSA, were transferred to the Bank. The agreements executed in connection with this transfer require SCUSA to permit the Bank first right to review and assess Chrysler Capital dealer lending opportunities and require the Bank to pay SCUSA a Relationship Management Fee based upon the performance and yields of Chrysler Capital dealer loans held by the Bank. All intercompany revenue and fees between the Bank and SCUSA are eliminated in the consolidated results of SHUSA.

During 2014, the Bank entered into a flow agreement with SCUSA under which the Bank has the first right to review and approve all prime and super prime Chrysler Capital consumer vehicle lease applications. SCUSA may review any applications declined by the Bank for SCUSA’s own portfolio. SCUSA provides servicing and receives an origination fee on all leases originated under this agreement. All intercompany revenue and fees between the Bank and SCUSA are eliminated in the consolidated results of SHUSA.

•
The Real Estate and Commercial Banking segment offers commercial real estate loans, multi-family loans, commercial loans, and the Bank's related commercial deposits. This segment also provides financing and deposits for government entities and niche product financing for specific industries, including oil and gas and mortgage warehousing, among others.

•
The GBM segment serves the needs of global commercial and institutional customers by leveraging the international footprint of the Santander group to provide financing and banking services to corporations with over $500 million in annual revenues. GBM's offerings and strategy are based on Santander's local and global capabilities in wholesale banking.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24. BUSINESS SEGMENT INFORMATION (continued)

•
SCUSA is a specialized consumer finance company focused on vehicle finance and personal lending products. SCUSA’s primary business is the indirect origination of retail installment contracts, principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers. In conjunction with a ten-year private label financing agreement with the Chrysler group that became effective May 1, 2013, SCUSA offers a full spectrum of auto financing products and services to Chrysler customers and dealers under the Chrysler Capital brand. These products and services include consumer retail installment contracts and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit. SCUSA also originates vehicle loans through a web-based direct lending program, purchases vehicle retail installment contracts from other lenders, and services automobile, recreational and marine vehicle portfolios for other lenders. Additionally, SCUSA has several relationships through which it provides personal loans, private label credit cards and other consumer finance products.

Prior to the closing of the IPO in January 2014, the Company accounted for its investment in SCUSA under the equity method. Following the closing of the IPO, the Company consolidated the financial results of SCUSA in the Company’s financial statements effective January 28, 2014. Accordingly, following the Change in Control, the segment performance in the year ended December 31, 2014 is reflective of the consolidated results inclusive of the results attributable to a 39% non-controlling interest. Results presented for the year ended December 31, 2013 are reflective of the Company's 65% equity method investment, and therefore may not be directly comparable.

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

For segment reporting purposes, SCUSA continues to be managed as a separate business unit. The Company’s segment results, excluding SCUSA, are derived from the Company’s business unit profitability reporting system by specifically attributing managed balance sheet assets, deposits and other liabilities and their related interest income or expense to each of the segments. FTP methodologies are utilized to allocate a cost for funds used or a credit for funds provided to business line deposits, loans and selected other assets using a matched funding concept. The methodology includes a liquidity premium adjustment, which considers an appropriate market participant spread for commercial loans and deposits by analyzing the mix of borrowings available to the Company with comparable maturity periods.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24. BUSINESS SEGMENT INFORMATION (continued)

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

During the first quarter of 2015, certain management and business line changes were announced, which will be effective for reporting purposes during the second quarter of 2015. Management is in the process of determining the impact of the changes on the Company's reportable segments.

Certain segments previously deemed quantitatively significant no longer met the threshold and have been combined with the Other category as of December 31, 2014. Prior period results have been recast to conform to the new composition of the reportable segment.

Results of Segments

The following tables present certain information regarding the Company’s segments.

For the Year Ended	SHUSA excluding SCUSA					Non-GAAP measure(4)
December 31, 2014	Retail Banking	Auto Finance & Alliances	Real Estate and Commercial Banking	Global Banking & Markets	Other(2)	SCUSA(3)	SCUSA Purchase Price Adjustments	Eliminations	Total
	(dollars in thousands)
Net interest income	$857,159	$75,892	$509,582	$184,441	$(48,572)	$4,329,683	$421,102	$(344,514)	$5,984,773
Total non-interest income	431,682	173,570	93,537	84,522	190,411	1,311,913	271,277	(105,778)	2,451,134
Gain on change in control	—	—	—	—	—	—	2,428,539	—	2,428,539
Provision for/(release of) credit losses	66,796	6,542	(74,522)	691	(1,506)	2,614,661	457,331	(225,454)	2,844,539
Total expenses	1,028,694	175,566	186,398	75,797	811,739	1,816,946	71,850	(268,521)	3,898,469
Income/(loss) before income taxes	193,351	67,354	491,243	192,475	(668,394)	1,209,989	2,591,737	43,683	4,121,438

Intersegment (expense)/ revenue(1)	265,664	(15,207)	(307,890)	(35,192)	92,625	—	—	—	—
Total average assets	18,596,361	3,416,960	22,694,311	9,360,859	26,835,764	27,519,703	—	—	108,423,958

(1)	Intersegment revenue/ (expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

(2)
Other is not considered a segment and includes earnings from non-strategic assets, the investment portfolio, interest expense on the Bank’s and Hold Co.'s borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

(3)	Management of SHUSA manages SCUSA by analyzing the pre-Change in Control results of SCUSA as disclosed in this column.

(4)
Purchase Price Adjustments represents the impact that SCUSA purchase marks had on the results of SCUSA included within the consolidated operations of SHUSA, while eliminations adjust for the one month that SHUSA accounted for SCUSA as an equity method investment and eliminates intercompany transactions.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 24. BUSINESS SEGMENT INFORMATION (continued)

For the Year Ended
December 31, 2013	Retail Banking	Auto Finance & Alliances	Real Estate and Commercial Banking	Global Banking & Markets	Other(2)	Equity method investment in SCUSA	Total
	(dollars in thousands)
Net interest income	$759,108	$62,354	$450,084	$164,790	$77,435	$—	$1,513,771
Total non-interest income	393,424	1,832	119,285	81,670	38,715	453,157	1,088,083
Provision for/(release of) credit losses	148,162	2,627	(47,932)	(893)	(55,114)	—	46,850
Total expenses	896,458	19,690	172,399	56,884	621,170	—	1,766,601
Income/(loss) before income taxes	107,912	41,869	444,902	190,469	(449,906)	453,157	788,403

Intersegment revenue/(expense)(1)	115,253	(11,121)	(377,899)	(48,247)	322,014	—	—
Total average assets	19,571,806	1,850,091	21,743,251	8,150,883	28,511,617	—	79,827,648

For the Year Ended
December 31, 2012	Retail Banking	Auto Finance & Alliances	Real Estate and Commercial Banking	Global Banking & Markets	Other	Equity method investment in SCUSA	Total
	(dollars in thousands)
Net interest income	$716,255	$54,032	$460,248	$136,989	$306,599	$—	$1,674,123
Total non-interest income	411,623	1,791	83,292	60,985	134,333	447,572	1,139,596
Provision for/(release of) credit losses	271,926	(1,109)	(11,036)	14,983	118,036	—	392,800
Total expenses	864,305	12,897	145,315	48,585	895,030	—	1,966,132
Income/(loss) before income taxes	(8,353)	44,034	409,262	134,406	(572,134)	447,572	454,787
Intersegment revenue/(expense)	(21,289)	(20,261)	(420,055)	(58,428)	520,033	—	—
Total average assets	21,996,351	1,764,478	20,996,694	7,529,074	30,758,079	—	83,044,676

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

(2)
Other is not considered a segment and includes earnings from non-strategic assets, the investment portfolio, interest expense on the Company’s borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

NON-GAAP FINANCIAL MEASURES

The "Chief Operating Decision Maker," as described by ASC 280, Segment Reporting, manages SCUSA on a historical basis by reviewing the results of SCUSA on a pre-Change in Control basis. The Results of Segments table discloses SCUSA's operating information on the same basis that it is reviewed by SHUSA's Chief Operating Decision Maker to reconcile to SCUSA's GAAP results, purchase price adjustments and accounting for SCUSA as an equity method investment. The Company's non-GAAP information has limitations as an analytical tool, and the reader should not consider it in isolation, or as a substitute for analysis of our results or any performance measures under U.S. GAAP as set forth in our financial statements. The reader should compensate for these limitations by relying primarily on our U.S. GAAP results and using this non-GAAP information only as a supplement to evaluate the Company's performance.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls

As of December 31, 2014, an evaluation was conducted under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2014, solely because of the material weakness in our internal control over financial reporting described below.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for our company.

Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

With the participation of the Chief Executive Officer and the Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework and criteria established in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2014, because of a material weakness in our internal control over financial reporting described below. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Inadequate Controls Over the Preparation and Review of the Statements of Cash Flows and Note Disclosures

In connection with our September 30, 2014 Form 10-Q and 10-Q/A filings, we concluded that we did not have adequate controls designed and in place over the preparation and review of the Consolidated Condensed Statement of Cash Flows (“SCF”) and financial statement disclosures in Note 5, whereby errors were made during 2014 that were not identified in a timely manner. As a result of this material weakness, other errors were made during the quarters ended March 31, June 30, and September 30, 2014 related to the SCFs for those periods (which were not identified in a timely manner as discussed in Item 9B below). These additional errors were identified and corrected in connection with the preparation of the December 31, 2014 consolidated financial statements.

While the errors were concluded to not be material, the control deficiencies could result in a material misstatement of the SCF and Notes to the Consolidated Financial Statements that might not be prevented or detected. Accordingly, management has concluded that the control deficiencies constitute a material weakness.

Our independent auditor, Deloitte & Touche LLP, a registered public accounting firm, has issued an audit report on the effectiveness of our internal control over financial reporting. This audit report appears below.

/s/ Scott Powell	/s/ Gerald P. Plush

Scott Powell	Gerald P. Plush
President and	Chief Financial Officer
Chief Executive Officer	and Senior Executive Vice President

/s/ Román Blanco	/s/ Guillermo Sabater

Román Blanco	Guillermo Sabater
President and	Comptroller and
Chief Executive Officer of Santander Bank N.A.	Senior Executive Vice President

March 18, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholder of
Santander Holdings USA, Inc.

We have audited Santander Holdings USA, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting of as of December 31, 2014, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness related to the lack of controls designed and in place over the preparation and review of the Consolidated Statement of Cash Flows and Notes to the Consolidated Financial Statements has been identified and included in management’s assessment.

This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2014, of the Company and this report does not affect our report on such financial statements.

In our opinion, because of the effect of the material weakness identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2014, of the Company and our report dated March 18, 2015 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Boston, Massachusetts
March 18, 2015

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Status of Remediation of the Material Weakness in Internal Control Over Financial Reporting

We are currently working to remediate the material weakness described above. We have reviewed the design of our current process to prepare and review the SCF and Notes to the Consolidated Financial Statements, and we are currently implementing additional measures to remediate the underlying causes that gave rise to the material weakness, primarily through additional reviews at a detailed level, the implementation of improved processes, and enhancements to documented controls.

We believe these measures will remediate the control deficiencies identified above and will strengthen our internal control over financial reporting for the preparation and review of the SCF and Notes to the Consolidated Financial Statements. We currently are targeting to complete the implementation of the control enhancements during 2015. We will test the ongoing operating effectiveness of the new controls subsequent to implementation, and consider the material weakness remediated after the applicable remedial controls operate effectively for a sufficient period of time.

ITEM 9B - OTHER INFORMATION

Immaterial Corrections to the Condensed Consolidated Statements of Cash Flows for the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014

In the September 30, 2014 Form 10-Q/A filed on December 16, 2014, we disclosed certain immaterial corrections to the Condensed Consolidated Statements of Cash Flows for the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014. We have made certain additional immaterial corrections to previously disclosed amounts in the Condensed Consolidated Statements of Cash Flows for those periods. The Company has corrected these errors by reclassifying certain cash flows related to loans held for investment between operating activities and investing activities, as presented below. The Company also identified and corrected immaterial classification errors related to FHLB advance repayments and short-term borrowings reported within cash flows in financing activities, as well as classification errors related to certain restricted cash accounts within investing activities. Certain cash flows related to decreases in deferred tax assets have been reclassified from net changes in other liabilities to net changes in other assets within operating cash flows. These changes resulted in increased total cash provided by operating activities and increased total cash used in investing activities by an equal and offsetting amount. There was no net impact to cash provided by financing activities. The reclassification errors did not impact the net change in cash and cash equivalents, total cash and cash equivalents, net income, or any other operating measure and had no impact on the Condensed Consolidated Balance Sheets, and related Condensed Consolidated Statements of Operations, Comprehensive Income or Stockholder’s Equity.

The following tables reflect a summary of the impact of the corrections on the Company’s historical financial statements for the three, six and nine-months ended March 31, 2014, June 30, 2014 and September 30, 2014, respectively. The line items noted below were limited to the cash flow line items impacted by the correction of the classification errors described above.

	For the three-months ended:
	As presented		Previously corrected (1)		Restated
	March 31, 2014	Corrections(1)	March 31, 2014	Corrections	March 31, 2014
	(in thousands)
Cash Flows from Operating Activities
Net income:	$1,877,643	$—	$1,877,643	$—	$1,877,643
Depreciation, amortization and accretion	180,190	(215,104)	(34,914)	—	(34,914)
Net change in other assets	241,532	—	241,532	(504,678)	(263,146)
Net change in other liabilities	(304,563)	—	(304,563)	804,678	500,115
Net cash provided by (used in) operating activities	967,496	(215,104)	752,392	300,000	1,052,392

Cash Flows from Investing Activities
Net change in loans other than purchases and sales	(2,454,428)	215,104	(2,239,324)	(300,000)	(2,539,324)
Net cash provided by (used in) investing activities	(3,021,266)	215,104	(2,806,162)	(300,000)	(3,106,162)

Cash Flows from Financing Activities
Net change in short-term borrowings	(2,808,671)	1,627,270	(1,181,401)	—	(1,181,401)
Repayments of FHLB advances	813,635	(1,627,270)	(813,635)	—	(813,635)
Net cash provided by (used in) financing activities	1,312,395	—	1,312,395	—	1,312,395
Net change in cash and cash equivalents	(741,375)	—	(741,375)	—	(741,375)

Cash and cash equivalents, beginning	$4,226,947	$—	$4,226,947	$—	$4,226,947
Cash and cash equivalents, end	$3,485,572	$—	$3,485,572	$—	$3,485,572
(1) These corrections to the March 31, 2014 Condensed Consolidated Statement of Cash Flows were previously disclosed via Item 5 of the September 30, 2014 Form 10-Q/A which was filed with the SEC on December 16, 2014.

	For the six-months ended:
	As presented		Previously corrected (1)		Restated
	June 30, 2014	Corrections(1)	June 30, 2014	Corrections	June 30, 2014
	(in thousands)
Cash Flows from Operating Activities
Net income:	$2,216,958	$—	$2,216,958	$—	$2,216,958
Depreciation, amortization and accretion	305,517	(493,614)	(188,097)	—	(188,097)
Net change in other assets	955,627	—	955,627	(301,804)	653,823
Net change in other liabilities	(683,581)	—	(683,581)	837,971	154,390
Net cash provided by (used in) operating activities	2,339,509	(493,614)	1,845,895	536,167	2,382,062

Cash Flows from Investing Activities
Net change in loans other than purchases and sales	(4,974,462)	493,614	(4,480,848)	(300,000)	(4,780,848)
Net change in restricted cash	(88,255)	—	(88,255)	(236,167)	(324,422)
Net cash provided by (used in) investing activities	(6,640,868)	493,614	(6,147,254)	(536,167)	(6,683,421)

Cash Flows from Financing Activities
Net change in short-term borrowings	(157,976)	1,627,270	1,469,294	—	1,469,294
Repayments of FHLB advances	813,635	(1,627,270)	(813,635)	—	(813,635)
Net cash provided by (used in) financing activities	4,460,060	—	4,460,060	—	4,460,060
Net change in cash and cash equivalents	158,701	—	158,701	—	158,701

Cash and cash equivalents, beginning	$4,226,947	$—	$4,226,947	$—	$4,226,947
Cash and cash equivalents, end	$4,385,648	$—	$4,385,648	$—	$4,385,648
(1) These corrections to the June 30, 2014 Condensed Consolidated Statement of Cash Flows were previously disclosed via Item 5 of the September 30, 2014 Form 10-Q/A which was filed with the SEC on December 16, 2014.

	For the nine-months ended:
	As presented 10-Q/A		Restated
	September 30, 2014	Corrections	September 30, 2014

Cash Flows from Operating Activities
Net income:	$2,476,050	$—	$2,476,050
Depreciation, amortization and accretion	(291,638)	—	(291,638)
Net change in other assets	524,975	(286,591)	238,384
Net change in other liabilities	(449,919)	829,084	379,165
Net cash provided by (used in) operating activities	2,777,686	542,493	3,320,179

Cash Flows from Investing Activities
Net change in loans other than purchases and sales	(5,045,759)	(300,000)	(5,345,759)
Net change in restricted cash	(44,313)	(242,493)	(286,806)
Net cash provided by (used in) investing activities	(10,073,900)	(542,493)	(10,616,393)

Cash Flows from Financing Activities
Net cash provided by (used in) financing activities	5,120,496	—	5,120,496
Net change in cash and cash equivalents	(2,175,718)	—	(2,175,718)

Cash and cash equivalents, beginning	$4,226,947	$—	$4,226,947
Cash and cash equivalents, end	$2,051,229	$—	$2,051,229

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors of SHUSA

Roman Blanco - Age 50. Mr. Blanco has served as President and Chief Executive Officer of the Bank since July 2013. He also served as President and Chief Executive Officer of SHUSA from July 2013 through February 2015. He serves as a director of SHUSA and the Bank, and is a member of the Bank Board’s Executive and Bank Secrecy Act/Anti-Money Laundering Oversight Committees, and of the Board Enterprise Risk Committees of SHUSA and the Bank. He is also the Chairman of the Bank’s Executive Management Committee. He was appointed as a member of the Board of Directors of SCUSA and Santander Investment Securities, Inc. in 2013, and serves on the Boards of Santander Bancorp and Banco Santander Puerto Rico. From 2012 to 2013, Mr. Blanco served as President and Chief Executive Officer of Santander Bancorp and Banco Santander Puerto Rico. He served as country head of Banco Santander Colombia from 2007 to 2012, and was Vice President of Banco Santander Banespa in Brazil from 2004 to 2007. Prior to joining Santander, Mr. Blanco worked for 13 years with the consulting firm McKinsey & Company, where he was a senior partner responsible for multiple client engagements and projects in the financial services sector. Mr. Blanco has a Bachelor’s Degree in Civil Engineering from the University of Cantabria in Spain and a Masters of Business Administration from Carnegie Mellon University. He has extensive global financial experience, and we believe he is qualified to serve on our Board.

Gonzalo de Las Heras - Age 75. Mr. de Las Heras was appointed to SHUSA and the Bank’s Boards in 2006, and is a member of SHUSA and the Bank’s Compensation Committees, SHUSA’s Regulatory Oversight Committee, and the Bank’s CRA Committee. He is Chairman of: Santander Bancorp, Puerto Rico; Banco Santander International, Miami; Santander Bank and Trust Limited, Bahamas; and Banco Santander (Suisse). He is also Honorary Chairman of SCUSA, and served on SCUSA’s Audit Committee from April 2010 until January 2015. Mr. de Las Heras joined Santander in 1990 and served as Executive Vice President supervising its business in the United States until October 2009, when he retired. Prior to joining Santander, Mr. de Las Heras held various positions at J.P. Morgan, most recently as Senior Vice President and Managing Director heading its Latin American division. He also served as a Director of First Fidelity Bancorporation until its merger with First Union and, from 1993 to 1997, served on the New York State Banking Board. He is a director and past Chairman of the Foreign Policy Association and a past trustee and Chairman of the Institute of International Bankers. Mr. de Las Heras has a law degree from the University of Madrid, and as a Del Amo Scholar pursued postgraduate studies in Business Administration and Economics at the University of Southern California. Mr. de Las Heras brings extensive leadership and financial services expertise to the Board, having served as Executive Vice President supervising Santander's U.S. businesses until 2009, and currently serving on the Boards of several of the Santander group's affiliates. His experience also includes several positions with J.P. Morgan, as well as director positions with First Fidelity Bancorporation, the Foreign Policy Association and the New York State Banking Board, and a trustee position with the Institute of International Bankers.

Thomas Dundon - Age 43. Mr. Dundon was appointed to SHUSA’s Board in 2011 and served on the Bank's Board from 2011 to 2012. He is the Chief Executive Officer of SCUSA, serving in that role and on SCUSA’s Board of Directors since 2006, and was appointed as the Chairman of SCUSA’s Board of Directors in December 2013. He is also chairman of the non-profit Santander Consumer USA Inc. Foundation. Mr. Dundon previously served as the Executive Vice President of Servicing for Drive Financial Services (now SCUSA) from 2000 to 2005. He holds a Bachelor’s Degree in Economics from Southern Methodist University. Mr. Dundon brings extensive leadership experience and industry knowledge to the Board, and is an expert on consumer finance, especially automobile loan financing.

Stephen A. Ferriss - Age 69. Mr. Ferriss has served as a director to SHUSA and the Bank’s Boards since 2012, serves as Chairman of SHUSA and the Bank’s Audit Committees, and is a member of SHUSA and the Bank’s Board Enterprise Risk Committees, SHUSA’s Capital and Regulatory Oversight Committees, and the Bank’s Bank Secrecy Act/Anti-Money Laundering Oversight Committee. He was appointed a director of SCUSA in 2013, and serves as Chairman of its Audit Committee and its Compensation Committee. He is Chairman of the Nominations Committee and senior independent director of Management Consulting Group PLC, London, a publicly traded company on the London Stock Exchange, and served as Chairman of its Audit Committee from 2008 to 2011. He also served as a Board member of Iberchem in Madrid, Spain from 2007 until 2013, and as a Board member of Santander and Banco Santander Puerto Rico from 2002 to 2010, including as a member of the Audit Committees of those companies. He previously served as President and Chief Executive Officer of Santander Central Hispano Investment Services, Inc. from 1999 to 2002, and held various roles at Bankers Trust Global Investment Bank in Madrid, London and New York before that. Prior to Bankers Trust, Mr. Ferriss spent 19 years at Bank of America. Mr. Ferriss holds a B.A. from Columbia College and an M.I.A. from Columbia University’s School of International Affairs. He brings extensive global experience to the Board as a result of these positions.

Juan Guitard- Age 55. Mr. Guitard was appointed to SHUSA’s Board in June 2014, and currently serves as Head of Internal Audit of Santander. He has worked within Santander since 1999, also serving as Head of its Corporate Risk Division, Head of its Recovery and Resolution Plans Corporate Project, Head of its Corporate Legal Department, and Head of its Corporate Investment Banking Division. He has served on the Boards of Santander, Banco Español de Crédito, S.A., and Banco Hipotecario de España. He holds a law degree from the Universidad Autónoma de Madrid. Mr. Guitard brings extensive risk and audit experience to the Board.

John P. Hamill - Age 75. Mr. Hamill was appointed to SHUSA and the Bank’s Boards in 2010, and currently serves as Chairman of the Bank's CRA Committee and a member of its Oversight Committee. He joined the Bank in 2000 as Chairman and Chief Executive Officer of its New England division, and served as Chairman of that division until 2010. Prior to 2000, Mr. Hamill was President of Fleet National Bank Massachusetts, President of Shawmut Bank, and President and Chief Executive Officer of Banc One Trust Company. He served as a director of Liberty Mutual Holding Company, Inc., a holding company for the family of Liberty Mutual Group insurance companies, from 2001 to 2012, and served on its Compensation Committee. He also serves as; Chairman of the Board of Advisors at the College of the Holy Cross; Chairman of the Board of Advisors for the Boston College Carroll School of Management; a member of the Advisory Board for the Salvation Army and a member of the Board of the Overseer of Boston Symphony Orchestra. Mr. Hamill received a B.A. from Holy Cross College in Worcester, MA and a J.D. and L.L.M. from New York University Law School. He has served in the banking industry for over 45 years, and brings a wealth of experience in the financial services industry to the Board.

Marian Heard - Age 74. Mrs. Heard was elected to SHUSA and the Bank’s Boards in 2004. She currently serves as Chair of the Compensation Committees and as a member of the Audit Committees of SHUSA and the Bank and as a member of the Bank’s CRA Committee. She has served as the President and Chief Executive Officer of Oxen Hill Partners, which specializes in leadership development programs, since 2004. She also served as a director of CVS Caremark Corporation, a publicly-held corporation listed on the New York Stock Exchange and the largest retail pharmacy in the United States, from 1999 until May 2013, including on its Management and Planning Committee, Audit, and Nominating and Corporate Governance Committees; and as a director of Liberty Mutual Holding Company, Inc. from 1994 to April 2013, including as a member of its Audit Committee and as the Chair of its Nominating and Corporate Governance Committee. She also served on the Board of BioSphere Medical, Inc., which specializes in certain bioengineering applications, from 2006 to 2010, including as a member of its Compensation Committee; a director of Blue Cross and Blue Shield of Massachusetts from 1992 to 2011, chairing its Compensation Committee and serving as a member of its Finance Committee; and a director of Fleet Bank of Massachusetts from 1992 to 1998 and Fleet Financial Corporation from 1998 until 2004. She was appointed President and Chief Executive Officer of the United Way of Massachusetts Bay and Chief Executive Officer of the United Way of New England in February 1992, serving until 2004, and serves as a director and vice chairman of MENTOR/National Mentoring Partnership, a director of the Points of Lights Institute, and a trustee of the Dana Farber Cancer Institute. Mrs. Heard received a B.A. in Business from the University of Massachusetts, Amherst, and a Master’s in Education from Springfield College. She brings extensive leadership experience to the Board, having served in both the for-profit and not-for-profit communities.

Scott Powell - Age 52. Mr. Powell was appointed as Director, President and Chief Executive Officer of SHUSA in March 2015. Previously, Mr. Powell was Executive Chairman of National Flood Services Inc. from 2013 to 2014. Prior to that, he previously was employed at JP Morgan Chase & Company and its predecessor BankOne from 2002 until his retirement in February 2012, most recently as the Head of Home Lending Default from July 2011 to February 2012. He previously served as Head of JP Morgan’s Banking and Consumer Lending Operations from June 2010 to June 2011, Chief Executive Officer of Consumer Banking from January 2007 to May 2010, Head of its Consumer Lending Businesses from March 2005 to December 2006, and Chief Risk Officer, Consumer from 2004 to February 2005. From May 2003 through 2004, Mr. Powell was President of Retail Lending at Bank One, and was its Chief Risk Officer, Consumer, from February 2002 to April 2003.

Mr. Powell brings extensive experience in retail banking, risk management and consumer and auto lending to SHUSA. He has held a variety of senior positions at J.P. Morgan and also spent 14 years at Citigroup/Citibank in a variety of risk management roles, and is well qualified to serve on our Board.

Timothy Ryan - Age 69. Mr. Ryan was appointed to SHUSA and the Bank's Boards in 2014, and serves as Chair of the Board’s Executive Committees. Mr. Ryan also has served on the Board of Directors of Great West LifeCo Inc. since 2010 and is on its Compensation Committee, the Board of Directors of Power Corp. of Canada and Power Financial Company since 2011, and has served as Chair of its Audit Committee and as a member of its Executive, Compensation, Investment and Risk Committees. He also served as a director of Markit Ltd. in 2014 and at Lloyds Banking Group from 2009 to 2013. Mr. Ryan was the Vice Chairman for Regulatory Affairs at JP Morgan Chase & Co from April 2014 through his retirement in October 2014 and Global Head of Regulatory Strategy and Policy from 2013 to 2014; and President and Chief Executive Officer of the Securities Industry and Financial Markets Association and CEO of the Global Financial Markets Association, SIFMA's global affiliate, from 2008 to 2012. Prior to 2008, Mr. Ryan was Vice Chairman, Financial Institutions and Governments, at JP Morgan. Prior to joining JP Morgan in 1993, Mr. Ryan served as the Director of the OTS, a Director of the Resolution Trust Corporation and a Director of the FDIC. Mr. Ryan brings many years of experience as a former regulator and banker and a deep understanding of the U.S. banking market, regulatory environment and financial services industry management to the Board.

Alberto Sanchez - Age 51. Mr. Sanchez was reappointed to SHUSA and the Bank’s Boards in January 2009. He previously served on those Boards from March 2007 to October 2008. He is Corporate Development Officer for Santander in the U.S., and served as Managing Director of Auto Finance and Alliances for the Bank from February 2014 to October 2014. Mr. Sanchez was appointed to the Board of SCUSA in 2006, and serves as its Vice Chairman and on its Board Enterprise Risk Committee, Executive Committee and Nominating and Governance Committee. Since 1997, Mr. Sanchez has held the following positions within the Santander organization: Head of Equity Research, Head of Latin American Equities, and Head of Spanish Equities and Macroeconomics Research. He is a director of Santander Investment Securities, Inc. and a member of SHUSA’s Executive Management Committee. He also serves as a director of the Brooklyn Academy of Music. Mr. Sanchez has a law degree from the Universidad Complutense de Madrid and a Master’s Degree in International Political, Economy and Development from Fordham University. He brings significant global experience and financial services and investment expertise to the Board.

Wolfgang Schoellkopf - Age 82. Mr. Schoellkopf was appointed to SHUSA and the Bank’s Boards in 2009, and currently serves as Chairman of the Board Enterprise Risk Committees, a member of the Executive, Compensation, and Audit Committees of SHUSA and the Bank’s Boards, and a member of the Regulatory Oversight and Capital Committees of SHUSA and the Bank Secrecy Act/Anti-Money Laundering Oversight Committee and the Oversight Committee of the Bank. He was appointed to the Board of SCUSA in January 2015 and serves on its Audit Committee. From 2004 to 2008, Mr. Schoellkopf served as the Managing Partner of Lykos Capital Management, LLC, a private equity management company. He previously served as the General Manager of Bank Austria Group's U.S. operations from 2000 to 2002, the Chief Financial Officer of First Fidelity Bank in New Jersey from 1990 to 1997, and Executive Vice President and Treasurer of Chase Manhattan Bank. In 1997, Mr. Schoellkopf was elected a director of Sallie Mae Corporation, a leading provider of student loans, serving in that position from 2007 through 2014 and as Chairman of its Compensation Committee from 2007 to 2012. From 2009 to 2010, Mr. Schoellkopf served as director of BPW Acquisition Corporation and, since 2010, has served on the Board of The Bank of N.T. Butterfield & Sons, Ltd. in Bermuda and is Chairman of its Compensation and serves on its Risk Committee. Mr. Schoellkopf received a B.A. in Economics from the University of California, Berkeley and a Ph.D. from Cornell University. In his professional positions, as well as his previous service as Chief Financial Officer of First Fidelity Incorporated, Mr. Schoellkopf has served a leadership role in the banking industry, which includes investment and international experience and enables him to assist the Board in overseeing all aspects of SHUSA and the Bank's financial operations.

Manuel Soto - age 74. Mr. Soto was appointed to the Bank’s Board of Directors in 2013 and to SHUSA’s Board of Directors in July 2014. He currently serves on the Audit Committees of SHUSA and the Bank and on the Bank’s Oversight Committee. Mr. Soto also serves on the Board of Santander U.K. and previously served as a non-executive director of Santander from 1999 to April 2013 and was Chairman of the Audit and Compliance Committee and a member of its Appointments and Remuneration Committee and its Technology, Productivity and Quality Committee. Mr. Soto served in various management positions at Arthur Anderson from 1970 to 1998, including manager for Europe, Middle East, India and Africa from 1986 to1998. He served on the Arthur Anderson World Wide Board of Partners from 1980 to 1989 and as its Chairman from 1987 to 1989. He is a non-executive director of Cartera Industrial REA, S.A., and serves on its Compensation Committee, and previously served on the Board and as Treasurer of the Accion Familiar Board from 2001 to 2014. Mr. Soto has a graduate degree in Accounting and Economics and Business Administration from Madrid University. Mr. Soto brings extensive audit and global financial experience to the Board.

Executive Officers of SHUSA

Certain information, including the principal occupation during the past five years, relating to the executive officers of SHUSA as of the date of this filing is set forth below:

Carmen Briongos - Age 48. Ms. Briongos was appointed the Managing Director of Human Resources and Organizational Efficiency and Senior Executive Vice President of SHUSA in 2013, and is a member of SHUSA’s Executive Management Committee. She served as the Managing Director of Human Resources and Organizational Efficiency for the Bank from 2013 to 2014. Ms. Briongos previously served as the Human Resources Director for the Santander Division of America from 2012 to 2013, and was the Chief of Technology and Operations and Vice President of Special Projects for Santander Columbia from 2008 to 2012. She previously held senior management positions in Santander Brasil and Santander Central Hispano. Before that, Ms. Briongos worked for McKinsey & Co. as a Senior Engagement Manager. Ms. Briongos has a B.S. in Industrial Engineering from Universidad Politecnica de Cataluna in Spain and a Masters in Science of Administration from MIT.

Maria Calero - Age 62. Ms. Calero was appointed SHUSA’s Chief Compliance Officer in February 2014, has served as Managing Director of the 4R Project Office and Executive Vice President of SHUSA since 2013, and is a member of SHUSA’s Executive Management Committee. She previously served as the Chief Compliance Officer of Santander Bancorp and Banco Santander Puerto Rico from 2008 to 2013, and as its Chief Accounting Officer from 2001 to 2008. Ms. Calero is a director of Santander Bancorp, Banco Santander Puerto Rico, Santander Securities, LLC, Santander Insurance Agency, Universia PR, Inc., Santander Financial Services, Santander Overseas Bank, and BST International Bank. Prior to 2001, Ms. Calero worked for Deloitte and Touche, LLP. She is a Certified Public Accountant.

John Corston- Age 59. Mr. Corston was appointed as Chief Risk Officer of SHUSA in June 2014, and is a member of its Executive Management Committee. He was appointed to SCUSA’s Board of Directors in July 2014, and serves as Chairman of its Board Enterprise Risk Committee. Mr. Corston worked for Deloitte and Touche, LLP, from January 2012 to June 2014 as part of a regulatory practice focused on all aspects of risk management, compliance and governance related to supervision, including stress testing, capital planning, liquidity and funding, and recovery and resolution planning.  From 1987 to 2011, Mr. Corston served in various positions with the FDIC, most recently as the associate director of the Complex Financial Institutions Branch, where he was responsible to oversee the FDIC’s monitoring of BHCs with total assets of $100 billion and greater and financial institutions identified as being systemically important. Mr. Corston holds a Bachelor of Science Degree from San Francisco State University and a Masters of Business Administration from Boston College, and is a licensed CPA in the Commonwealth of Massachusetts.

Alfonso de Castro - Age 48. Mr. de Castro was appointed SHUSA’s Chief Credit Officer in March 2014 Previously, he served as SHUSA’s Chief Risk Management Officer from June 2013 to March 2014. Prior to that, he served as Head of Credit Risk for Santander from 2005to 2013. Mr. de Castro received a Bachelor’s Degree in Economics from the Universidad of Valladolid and a Masters of Business Administration from Instituto de Empresas.

Peter Greiff - Age 57. Mr. Greiff was appointed as Head of Communications and Corporate Affairs in 2013. From 2002 until 2013, Mr. Greiff served as the Head of International Media Relations at Santander in Madrid. In that capacity, he was responsible for the Santander group’s relationships with key international media, coordination with communications departments and international communications strategy. Mr. Greiff has a Bachelor’s Degree from Columbia University and a Master’s Degree in International Affairs from the Fletcher School.

Christopher K. Pfirrman - Age 55. Mr. Pfirrman has served as SHUSA and the Bank's Senior Executive Vice President and General Counsel since 2012. He is a member of the Executive Management Committees of SHUSA and the Bank. He has been employed by the Bank since 2000, and most recently served as SHUSA and the Bank's Senior Vice President and Deputy General Counsel. Mr. Pfirrman serves as a member of the Association Board of The Clearing House. He received a B.A. from Fairfield University in Connecticut and a J.D. from the College of William and Mary in Virginia.

Gerald Plush - Age 56. Mr. Plush currently serves as the Chief Financial Officer of SHUSA, and is a member of SHUSA’s Executive Management Committee. He was appointed to the Board of SCUSA in April 2014, and serves on its Executive and Nominating and Governance Committees. From December 2011 to September 2013, Mr. Plush was a member of the Board of Directors and President and Chief Operating Officer of Webster Bank, where he previously served as Vice Chairman and Chief Operating Officer in 2011 and before that as Chief Financial Officer and Chief Risk Officer. Before joining Webster Bank in July 2006, Mr. Plush was at MBNA America in Wilmington, Delaware from 1995 to 2006, most recently as Senior Executive Vice President and Managing Director for Corporate Development and prior to that as Chief Financial Officer of North America. Mr. Plush has a B.S. in Accounting from St. Joseph’s University in Philadelphia, and is a Certified Public Accountant and a Certified Management Accountant.

Scott Powell - Age 52. For a description of Mr. Powell's business experience, please see "Directors of SHUSA" above.

Guillermo Sabater - Age 46. Mr. Sabater was appointed Senior Executive Vice President and Comptroller of SHUSA in 2013, and previously served as Comptroller of the Bank from 2013 to 2014 and as the Chief Financial Officer of SHUSA and the Bank from 2009 to 2013. He is also a member of SHUSA's Executive Management Committee. Mr. Sabater has 19 years of experience in the banking industry, all with the Santander group. Prior to joining the Bank, Mr. Sabater served as a Chief Financial Officer in Santander's Chile operations from 2006 to 2009 and as Controller of Santander's Consumer Finance Division in Spain from 2003 to 2006.

Alberto Sanchez - Age 51. For a description of Mr. Sanchez’ business experience, please see “Directors of SHUSA” above.

Julio Somoza - Age 43. Mr. Somoza was appointed the Managing Director of Technology and Operations for SHUSA in 2013, and served as Managing Director of Technology and Operations for the Bank from 2013 to 2014. He also serves on the Executive Management Committee of SHUSA. Mr. Somoza previously was the Chief Internal Auditor of SHUSA and the Bank from 2011 to 2013, and served as the Director of Market Risk and Global Business for Santander from 2008 to 2011, Director of Internal Audit for Santander’s New York branch from 2005 to 2008, and in positions in the Internal Audit Departments of Banco Santander Central Hispano in New York and Madrid prior to that. He has a B.S. in Business Administration from the Universidad de Salamanca, Spain.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires SHUSA's officers and directors, and any persons owning ten percent or more of SHUSA's common stock or any class of SHUSA's preferred stock, to file in their personal capacities initial statements of beneficial ownership, statements of changes in beneficial ownership and annual statements of beneficial ownership with the SEC with respect to their ownership of securities of SHUSA. Persons filing such beneficial ownership statements are required by SEC regulation to furnish SHUSA with copies of all such statements filed with the SEC. The rules of the SEC regarding the filing of such statements require that “late filings” of such statements be disclosed by SHUSA. Based solely on SHUSA's review of copies of such statements received by it, and on written representations from SHUSA's directors and officers, SHUSA believes that all such statements were timely filed in 2014. Since Santander's acquisition of SHUSA, none of the filers has owned any of SHUSA's common stock or shares of any class of SHUSA's preferred stock.

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

Matters Relating to the Audit Committee of the Board

Mr. Ferriss was appointed Chairman of the Audit Committee in 2012. Mr. Schoellkopf served as Chairman of the Audit Committee from 2010 to 2012. Mr. Schoellkopf, Mr. Soto and Mrs. Heard are also members of the Audit Committee. The Board of Directors has determined that Messrs. Schoellkopf, Soto, Ferriss and Mrs. Heard qualify as audit committee financial experts for purposes of the SEC's rules.

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
For 2014, our named executive officers were:

•	Román Blanco, our President and Chief Executive Officer;

•	Gerald P. Plush, our current Chief Financial Officer and co-Principal Financial Officer;

•	Guillermo Sabater, our former Chief Financial Officer and current Comptroller and co-Principal Financial Officer;

•	Juan Yanes, our former Chief Risk Officer;

•	Alberto Sánchez our Chief Corporate Development Officer;

•	Alfonso de Castro, our Chief Credit Officer; and

•	Juan Carlos Alvarez, our former Chief Financial Officer and co-Principal Financial Officer.

General Philosophy and Objectives
The fundamental principles that Santander and we follow in designing and implementing compensation programs for the named executive officers are to:

•	attract, motivate, and retain highly skilled executives with the business experience and acumen necessary for achieving our long-term business objectives;

•	link pay to performance;

•	align, to an appropriate extent, the interests of management with those of Santander and its shareholders; and

•	use our compensation practices to support our core values and strategic mission and vision.

Santander aims to provide a total compensation package that is comparable to that of similar financial institutions in the country in which the executive officer is located. Within this framework, Santander considers each component of each named executive officer’s compensation package independently; that is, Santander does not evaluate what percentage each component equals with respect to the total compensation package.
Santander took into account individual performance, level of responsibility, and track record within the organization in setting each of the named executive officer’s compensation for 2014.
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

The Parties Involved in Determining Executive Compensation
The Role of Our Compensation Committee
As of the date of the filing of this Annual Report on Form 10-K, our Compensation Committee included Messrs. de Las Heras and Schoellkopf and Mrs. Heard, who is the Committee chair. Our Compensation Committee has the responsibility of, among other things:

•	at least annually, reviewing and approving the terms of our incentive compensation programs, including the Executive Bonus Program, in which our named executive officers participate;

•
reviewing and approving the corporate goals with respect to our chief executive officer's compensation, evaluating the chief executive officer's performance in light of these corporate goals, and determining and approving the compensation of our chief executive officer based on this evaluation and in accordance with all applicable limits that Santander establishes with respect to variable compensation;

•
reviewing and approving the risk assessment process to be utilized by our Compensation Risk Mitigation Committee (which we describe below) in connection with our incentive compensation programs, including the Executive Bonus Program;

•
monitoring the performance and regularly approving the design and function of the incentive compensation programs, including the Executive Bonus Program, to assess whether the overall design and performance of such programs are consistent with our safety and soundness and do not encourage employees, including our named executive officers, to take excessive risk;

•	approving amounts paid under the incentive compensation programs, including the Executive Bonus Program (other than, for 2014, Mr. Sánchez);

•
overseeing the administration of our qualified retirement plan and other employee benefit plans under which all eligible employees can participate, including the named executive officers, as well as certain other deferred compensation plans; and

•	at least annually, reviewing, and recommending changes to our director compensation program.

The fundamental authority and responsibilities of our Compensation Committee in 2014 with respect to compensation matters related to the named executive officers was to:

•	evaluate the standards of the Executive Bonus Program against the guidance issued by the regulatory authorities applicable to us;

•	approve our named executive officer's (other than, Mr. Sánchez's) salary, bonus, and equity compensation;

•	review and approve the terms of the Executive Bonus Program; and

•	approve any required reports on executive compensation for inclusion in our filings with the SEC, including this Annual Report on Form 10-K.

Our Compensation Committee met six times in 2014.
The Role of Santander’s Evaluation and Bonus Committee
Santander’s Evaluation and Bonus Committee has the authority and responsibility to oversee the performance management reviews, and to prepare the bonus pools for management to present to Santander’s Remuneration Committee. Santander’s Evaluation and Bonus Committee also approves individual bonus awards.
The Role of Santander’s Remuneration Committee
Santander’s Remuneration Committee has the authority and responsibility to, among other things, present to Santander’s Board the compensation of Santander’s senior executives, which include each of the named executive officers.
The Role of Santander’s Board of Directors
Santander’s Board of Directors approves the compensation of certain of Santander’s management, including our named executive officers.

The Role of Our Management
In 2010, we established a management advisory and consultation committee, which we call the Compensation Risk Mitigation Committee, to, among other purposes, oversee our incentive compensation programs and make presentations to our Compensation Committee with respect to our incentive compensation programs. A key responsibility of our Compensation Risk Mitigation Committee is to review our incentive compensation programs to ensure the programs do not incentivize excessive risk and make recommendations to our Compensation Committee in accordance with applicable laws. The members of the Compensation Risk Mitigation Committee include the heads of our risk compliance, legal, finance, and human resources departments. The Compensation Risk Mitigation Committee met four times in 2014.
Our management also played a role in other parts of the compensation process with respect to the named executive officers in 2014. Our Chief Executive Officer generally performed (or delegated to our Human Resources Department) management’s responsibilities (except with respect to his own compensation) in accordance with the rules set forth by Santander. The most significant aspects of management’s role in the compensation process were presenting, and recommending for approval, salary and bonuses for the named executive officers to our Compensation Committee and Santander’s Evaluation and Bonus Committee and, with respect to Mr. Yanes, Santander’s Remuneration Committee. Our Chief Executive Officer made the compensation recommendations for Mr. Sánchez in collaboration with Juan R, Inciarte, Santander’s Executive Director and Executive Vice President of Strategy & Asia.
None of the named executive officers determined or approved any portion of their own compensation for 2014.
The Role of Outside Independent Compensation Advisors
Santander’s Remuneration Committee engaged Towers Watson to provide advice on the general policies and approaches with respect to the compensation of Santander’s worldwide employees. In addition, Santander’s Human Resources Department engaged Mercer ORC to assist it in determining possible salary adjustments for expatriate employees, including certain of the named executive officers, as we describe below. Mercer ORC provided data on the compensation of expatriate employees of other global financial institutions.
We did not separately engage a compensation consultant specifically for 2014.
Components of Executive Compensation
For 2014, the compensation that we provided to our named executive officers consisted primarily of base salary and short- and long-term incentive opportunities, as we describe more fully below. In addition, the named executive officers are eligible for participation in company-wide benefits plans, and we provide the named executive officers with certain benefits and perquisites not available to the general team member population but that are, in accordance with Santander’s International Mobility Policy. In general, Santander’s objective in establishing its International Mobility Policy is to permit all expatriate employees, which include some of the named executive officers, to maintain on an equal basis at least the same standard of living that they were accustomed to in the employee’s originating country.
Base Salary
Base salary represents the fixed portion of the named executive officers’ compensation and we intend it to provide compensation for expected day-to-day performance. The base salaries of the named executive officers were generally set in accordance with each named executive officer’s employment or letter agreement and Santander’s International Mobility Policy for expatriate executives of similar levels. While each of the named executive officer’s employment or letter agreements provide for the possibility of increases in base salary, annual increases are not guaranteed. Our Chief Human Resources Officer consulted with Santander’s Remuneration Committee and Santander’s Board of Directors in setting the base salary of Messrs. Blanco and Yanes. Santander’s Evaluation and Bonus Committee issued recommendations with respect to Santander’s overall salary policy for 2014 for Santander’s “Top Red” executives, including Messrs. Plush, Sabater, Sánchez, de Castro, and Alvarez. Our Chief Executive Officer recommends for approval to Santander’s Head of Corporate Human Resources the base salaries for these executives, based, in part, on these recommendations.

Annual Discretionary Bonuses
In certain cases, we award annual discretionary bonuses to the named executive officers to motivate and reward outstanding performance outside of our short-term incentive compensation program, which we describe below. These awards permit us to apply discretion in determining awards rather than applying a formulaic approach that may inadvertently reward inappropriate risk-taking. None of the named executive officers received discretionary bonuses outside the Executive Bonus Program for 2014.
Retention Bonuses
In certain limited cases, we will provide retention bonuses to certain of our executive officers as an inducement for them to stay in active service with us. We made no retention bonus payments to the named executive officers in 2014.
Short-Term Incentive Compensation
We provide annual short-term incentive opportunities for the named executive officers to reward achievement of both corporate and individual performance objectives. We intend our short-term incentive programs to provide incentives to participants to achieve and exceed these objectives at the Santander group, division, and local level, as well as the progressive improvement of individual performance.
Our short-term incentive compensation program generally establishes both financial and non-financial measures for each to determine the award pool from which we pay annual bonuses. The Executive Bonus Program is aligned directly with Santander’s corporate bonus program for executives of similar levels across the Santander platform. We refer to this bonus award program as the “Executive Bonus Program.”
On June 26, 2014, our Compensation Committee approved the 2014 Santander Bank Executive Bonus Program for the named executive officers as presented by our Executive Committee and the Compensation Risk Mitigation Committee. We refer to this bonus program as the "Executive Bonus Program." This program provides for variance in the amount of awards, higher or lower, in order to reinforce our pay for performance philosophy. Each of the named executive officers participated in the Executive Bonus Program for 2014.

The Executive Bonus Program incorporates both Santander and subsidiary metrics to ensure that the plan award pool links the pay of its executives to the pay of other executives of similar levels within the Santander platform. Santander’s financial control division worked with Mr. Blanco to validate that the proposed performance metrics aligned with Santander’s overall business goals. We reviewed the appropriateness of the financial measures used in the Executive Bonus Program with respect to the named executive officers and the degree of difficulty in achieving specific performance targets and determined that there was a sufficient balance.
The quantitative metrics for determining the plan award pool for 2014 for the Executive Bonus Program included net profit and return on risk-weighted assets targets as follows:

•	55% determined based upon Santander U.S.'s ordinary net profit for 2014 versus 2013;

•	15% determined based upon Santander U.S.'s return on risk-weighted-assets for 2014 versus our target for 2014;

•	20% determined based upon the Santander Group's net attributable ordinary profit for 2014 versus 2013; and

•	10% determined based upon the Santander Group's return on risk-weighted assets for 2014 versus its target for 2014

For purposes of the Executive Bonus Program, “Santander U.S.” means us and our subsidiaries and Banco Santander’s holdings in Puerto Rico. “Net attributable ordinary profit” means net profit less minority interest.

Santander’s Evaluation and Bonus Committee also adjusts the plan funding based on certain variables, including our risk and liquidity profile, the relevant entity’s degree of compliance with local regulations and Santander policies, and, in general, the quality of results.

We assigned each of the named executive officers a target bonus amount at the beginning of 2014, based on his grade level, previous year’s bonus, and a market benchmark for his position, authority, duties, and responsibilities. We review these factors annually. We determined these target bonus amounts, subject to Santander Corporate Human Resources review.

For purposes of the Executive Bonus Program, Santander U.S.’s net profit for 2014, after group consolidation and charges and under IFSR standards, was $1.352 billion. This amount resulted in the achievement of 99.4% of the internal net profit target under the Executive Bonus Program, which resulted in a weighted pool funding of 54.7% for the net profit goal. In addition, Santander U.S.’s return on risk‑weighted assets was 90.1%, which resulted in a weighted pool funding of 13.4% for the risk-weighted asset goal. As determined by Santander’s Bonus and Evaluation Committee, and after an 11.6% negative adjustment for risk/balance/quality and contributions to Santander, as well as benchmarking against our peers, this resulted in a pool funding of 56.6% of the combined Santander U.S. goals.

Santander’s ordinary attributable profit for 2014 was €5.816 billion, which resulted in a weighted pool funding of 26.2% of the ordinary attributable profit goal. In addition, Santander’s return on risk-weighted assets was 1.30%, which resulted in a weighted pool funding of 12.2% of the return on risk-weighted assets goal.

As determined by Santander’s Bonus and Evaluation Committee, this resulted in achievement of 39.6% of the combined Santander target.
Santander used the following peer group in benchmarking our performance for purposes of the qualitative modifier in the Executive Bonus Program: Capital One Financial Corp., CNA Financial Corporation, KeyCorp, M&T Bank Corporation, Northern Trust Corporation, People’s United Financial, Inc., PNC Financial Services, Inc., State Street Corporation, TD Bank, United Services Automobile Association, U.S. Bancorp, and Webster Financial Corp.
Based on these 2014 results, the Remuneration Committee approved a pool funding under the Executive Bonus Program of 96.2%.
We multiply this percentage by each named executive officer’s target bonus amount to establish an initial starting point for the executive. Each named executive officer’s initial bonus amount is subject to a discretionary adjustment, either upwards or downwards, based on the executive’s individual performance evaluation, but in no event will the aggregate total of the actual bonus amounts exceed the aggregate total of the proposed bonus amounts.
We conducted a detailed assessment of each named executive officer’s accomplishments versus pre-established goals for the year with respect to the individual performance evaluation results. These goals included specific goals directly related to the named executive officer’s job responsibilities. These goals are not all objective, formulaic, or quantifiable.
On December 18, 2014 our Compensation Committee approved the awards for the named executive officers other than Mr. Sánchez. Mr. Blanco and Mr. Inciarte determined Mr. Alvarez’s award. Santander’s Evaluation and Bonus Committee, in consultation with Mr. Blanco, ratified the final bonus amounts for Messrs. Plush, Sabater, Sánchez, de Castro, and Alvarez, subject to the approval of Santander’s Remuneration Committee and the ultimate approval of Santander’s Board of Directors. Santander’s Board of Directors approved Messrs. Blanco’s and Yanes’s bonuses for 2014 in consultation with Santander’s Remuneration Committee On December 18, 2014 our compensation committee also approved these awards.
We made current awards to the named executive officers under the Executive Bonus Program as short-term incentive awards for 2014. These amounts include payments made with respect to each of the named executive officer’s individual performance and the performance of Santander and us, as applicable. The named executive officers receive 50% of their awards in cash and 50% in Santander common stock. We report the amounts that the named executive officers received in cash in the Summary Compensation Table under the caption “Bonus.” In addition, participants are required to defer a portion of the bonus as we describe below under the caption “Long-Term Incentive Compensation.” Any award made in shares of Santander common stock under the Executive Bonus Program is subject to a one-year holding requirement from the payment date of the award.
For 2015, we anticipate that the structure of our short-term incentive compensation program will be substantially the same as it was in 2014, although no final decision has been made as of the date of the filing of this Annual Report on Form 10-K. As of the date of the filing of this Annual Report on Form 10-K, we have not finalized the target bonus amounts for 2015, nor have we determined the bonus opportunities for the named executive officers for 2015.

Long-Term Incentive Compensation
Under the Executive Bonus Program, certain Santander executives, including the named executive officers, are required to defer a portion of their bonus. Messrs. Blanco and Yanes must each defer 50% of their awards and Messrs. Plush, Sabater, Sánchez, de Castro, and Alvarez each must defer 40% of their awards. The deferred bonus (whether payable in cash or Santander common stock) is payable in three annual installments if the executive officer remains employed at Santander through the applicable payment date and certain negative events do not occur.
In 2014, Santander adopted a new long-term incentive plan, which we refer to as the Performance Shares Plan. Under the Performance Shares Plan, participants, who include the named executive officers, are eligible to receive shares of Santander ordinary shares to the extent that Santander achieves certain total shareholder return (“TSR”) results. Santander adopted the Performance Shares Plan to provide an incentive in the form of long-term equity compensation for participants to contribute to Santander’s long-term success as measured against its peers.
We describe the Performance Share Plan and the deferral portion of the Executive Bonus Program and the applicable performance conditions more fully under the section entitled “Our Equity Compensation Plans.”
Other Compensation
We model the compensation packages for our employees who are expatriates, including certain of the named executive officers, to be competitive globally and within the country of assignment, and attractive to each executive in relation to the significant commitment he must make in connection with a global posting. In addition to the benefits in which all our team members are eligible to participate in, the expatriate employees are eligible for certain other benefits and perquisites. The additional benefits and perquisites include reimbursement for housing expenses, children’s education costs, travel expenses, and income tax and tax equalization payments. These benefits and perquisites are, however, consistent with those paid to similarly situated Santander executives who are subject to appointment to Santander locations globally as Santander senior management deems appropriate. Additionally, Santander reviewed compensation surveys of human resources advisory firms, which have shown that these types of benefits and perquisites are common elements of expatriate programs of global companies.

After a period of time of employment with us, we offer our expatriate employees an opportunity to continue working with us as regular (i.e., non-expatriate) employees. Regular employees are not generally entitled to the benefits and perquisites described above. We provide certain compensation to these expatriate employees in connection with their transition to regular employee status. None of our named executive officers transitioned to regular employee status in 2014.

We describe the additional perquisites and benefits that we paid to the named executive officers below in the notes to the Summary Compensation Table.
Retirement Benefits
Each of the named executive officers is eligible to participate in our qualified retirement plan under the same terms as our other eligible employees. In addition, (i) certain of Santander’s executive officers, including Messrs. Blanco, Sánchez, de Castro and Sabater participate in defined contribution retirement plans that Santander provides for certain of its executives; (ii) Mr. Yanes was entitled to, under certain circumstances, certain payments under his employment agreement with Santander upon his retirement, including a defined contribution benefit; and (iii) each of the named executive officers is eligible to defer all or a portion of his cash bonus into a deferred compensation plan. Santander provides these benefits in order to foster the development of these executives’ long-term careers with Santander. We describe these executive officers’ retirement benefits below under the caption “Deferred Compensation Arrangements,” and, in the case of Mr. Yanes, under the description of his employment agreement.

Employment and Other Agreements
We have entered into letter agreements with certain of our named executive officers to establish key elements of compensation that differ from our standard plans and programs. Santander has also entered into employment agreements with Messrs. Blanco, Plush and Yanes. Messrs. Blanco’s, Plush's and Yanes’s, agreements facilitate the creation of covenants, such as those prohibiting post-employment competition or solicitation by the executives. Santander and we both believe these agreements provide stability to the organization and further our overarching compensation objective of attracting and retaining the highest quality executives to manage and lead us. We discuss these agreements below under the caption “Description of Employment and Related Agreements.”

Benchmarking
In 2014, neither we nor Santander benchmarked our named executive officers’ compensation, except that Santander uses peer groups in determining the pool funding under the Executive Bonus Program and its TSR performance for purposes of determining awards under the Performance Shares Plan. We describe the peer group used in connection with the Executive Bonus Program under the caption “Short-Term Incentive Compensation” and the peer group used in connection with the Performance Shares Plan under the caption “Our Equity Award Plans.” Santander has also periodically used compensation surveys and databases to assist it in setting certain of its executive officers’ overall compensation.
Matters Relating to the Compensation Committee of the Board
Compensation Committee Report
For purposes of Item 407(e)(5) of Regulation S-K, the Compensation Committee furnishes the following information. The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis included in Part III-Item 11 of the Form 10-K with management. Based upon the Compensation Committee’s review and discussion with management, the Compensation Committee has recommended that the Compensation Discussion and Analysis be included in the Form 10-K for the fiscal year ended December 31, 2014.
Submitted by:
Marian L. Heard, Chair
Gonzalo de Las Heras
Wolfgang Schoellkopf
The foregoing “Compensation Committee Report” shall not be deemed to be “filed” with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act, and notwithstanding anything to the contrary set forth in any of our previous filings under the Securities Act or the Securities Exchange Act, that incorporate future filings, including this Form 10-K, in whole or in part, the foregoing “Compensation Committee Report” shall not be incorporated by reference into any such filings.
Compensation Committee Interlocks and Insider Participation
The following directors served as members of our Compensation Committee in 2014: Marian Heard (Chair), Wolfgang Schoellkopf, and Gonzalo de Las Heras. Mr. de Las Heras served as Executive Vice President supervising Santander’s business in the United States until October 2009, when he retired. With this exception, no member of the Compensation Committee (i) was, during the 2014 fiscal year, or had previously been, an officer or employee of SHUSA or its subsidiaries nor (ii) had any direct or indirect material interest in a transaction of SHUSA or a business relationship with SHUSA, in each case that would require disclosure under the applicable rules of the SEC except for a fixed-rate first mortgage loan to Mr. de Las Heras, one of our directors, in the original principal amount of $400,000. The interest rate on this loan is 3.99%. For 2014, the highest outstanding balance was $366,599, and the balance outstanding at December 31, 2014 was $356,309. Mr. de Las Heras paid $10,290 in principal and $14,440 in interest on this loan in 2014. For 2013, the highest outstanding balance was $374,684, and the balance outstanding at December 31, 2013 was $366,599. Mr. de Las Heras paid $8,085 in principal and $14,803 in interest on this loan in 2013. For 2012, the highest outstanding balance was $382,453, and the balance outstanding at December 31, 2012 was $374,684. Mr. de Las Heras paid $7,769 in principal and $15,119 in interest on this loan in 2012. A fixed-rate first mortgage loan to Mr. de Las Heras in the original principal amount of $255,000. The interest rate on this loan is 2.375%. For 2014, the highest outstanding balance was $242,617, and the balance outstanding at December 31, 2014 was $236,419. Mr. de Las Heras paid $6,198 in principal and $5,695 in interest on this loan in 2014. For 2013, the highest outstanding balance was $255,000, and the balance outstanding at December 31, 2013 was $242,617. Mr. de Las Heras paid $12,383 in principal and $5,126 in interest on this loan in 2013. With the exception of what is noted above, no executive officer of SHUSA serves as a member of the compensation committee or Board of Directors of any other company whose members include an individual who also serves on our Board of Directors or the Compensation Committee.

Summary Compensation Table-2014

Name and Principal Position	Year	Salary ($) (7)	Bonus ($)	Stock Awards ($) (8)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (9)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (10)	Total ($)

Román Blanco (1)	2014	$1,280,000	$865,500	$816,746	$—	$—	$32,398	$1,647,746	$4,642,390
President and Chief Executive Officer	2013	$450,462	$—	$392,309	$—	$593,233	$26,672	$553,944	$2,016,620

Gerald Plush (2)	2014	$447,692	$375,000	$—	$—	$—	$—	$73,417	$896,109
Chief Financial Officer

Guillermo Sabater (3)	2014	$361,287	$175,000	$225,000	$—	$—	$13,212	$899,844	$1,674,343
Comptroller	2013	$349,253	$—	$305,000	$—	$225,000	$11,141	$492,643	$1,383,037
	2012	$334,582		$330,000		$305,000	$—	$458,307	$1,427,889

Juan Yanes (4)	2014	$989,708	$399,000	$767,500	$—	$—	$196,561	$8,514,299	$10,867,068
Former Chief Risk Officer	2013	$989,708	$—	$803,434	$—	$767,500	$58,220	$1,379,051	$3,997,913
	2012	$872,223		$970,815	$—	$803,434		$3,329,073	$5,975,545

Alberto Sánchez (5)	2014	$409,541	$437,500	$335,002	$—	$—	$96,839	$1,854,345	$3,133,227
Chief Corporate Development Officer

Alfonso de Castro	2014	$400,000	$212,500	$200,000	$—	$—	$21,756	$1,012,743	$1,846,999
Chief Credit Officer

Juan Carlos Alvarez (6)	2014	$350,000	$212,500	$237,500	$—	$—	$—	$14,950	$814,950
Former Chief Financial Officer	2013	$334,615		$315,000		$237,500	$—	$17,106	$904,221
Footnotes:

1.
Mr. Blanco also served as a director of us and of the Bank for 2014. Mr. Blanco receives no compensation for his service as a director. Mr. Blanco terminated employment as our Chief Executive Officer on March 3, 2015, although he continues to serve as the Bank’s Chief Executive Officer.

2.	Mr. Plush commenced employment as our Chief Financial Officer and co-Principal Financial Officer on April 11, 2014.

3.	Mr. Sabater served as our Comptroller and Senior Executive Vice President for 2014. Mr. Sabater also served as our co-Principal Financial Officer for 2014.

4.
Mr. Yanes served as our Chief Risk Officer through June 13, 2014. Mr. Yanes terminated employment with us effective December 31, 2014. Mr. Yanes also served as a director of us and of the Bank through June 13, 2014. Mr. Yanes received no compensation for his service as a director.

5.	Mr. Sánchez also served as director of us and the Bank for 2014. Mr. Sánchez receives no compensation for his service as a director.

6.	Mr. Alvarez was our Chief Financial Officer and co-Principal Financial Officer through March 31, 2014.

7.	Reflects actual base compensation paid through the end of the applicable fiscal year.

8.
The amounts in these columns reflect the grant date fair value of such awards in accordance with A.S.C. Topic 718 for equity awards granted under Santander’s equity compensation plans. We include the assumptions used in the calculation of these amounts in the footnotes to our audited financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2014. We describe Santander’s equity compensation programs under the caption “Our Equity Compensation Plans.”

9.
The amounts in this column for 2014 do not include amounts payable in Santander common stock that vest in future years pursuant to the terms of the Executive Bonus Program. We describe the Executive Bonus Program under the caption “Short-Term Incentive Compensation.” The bonuses earned by the named executive officers for 2014 before deferral were:

Named Executive Officer	Bonus
Román Blanco	$1,731,000
Gerald Plush	$750,000
Guillermo Sabater	$350,000
Juan Yanes	$798,000
Alberto Sánchez	$875,000
Alfonso de Castro	$425,000
Juan Carlos Alvarez	$425,000

10.	Includes the following amounts that we paid to or on behalf of the named executive officers:

	Year	Blanco	Plush	Sabater	Yanes	Sánchez	de Castro	Alvarez

Provision of Car, Car Allowance, or Personal Use of Company Automobile(*)	2014	$5,735	$6,750	$12,483	$21,385	$8,388	$12,690	$9,000
	2013	$—	$—	$12,827	$19,461	$—	$—	$9,000
	2012	$—	$—	$10,003	$15,359	$—	$—	$—

Contribution to Defined Contribution Plan	2014	$385,000	$—	$40,040	$447,757	$62,106	$77,000	$—
	2013	$101,794	$—	$37,809	$442,811	$—	$—	$—
	2012	$—	$—	$37,735	$2,516,194	$—	$—	$—

Club Memberships	2014	$—	$—	$—	$—	$—	$—	$—
	2013	$—	$—	$—	$—	$—	$—	$—
	2012	$—	$—	$—	$1,200	$—	$—	$—

Relocation Expenses and Temporary Housing	2014	$11,113	$62,187	$—	$—	$—	$2,340	$—
	2013	$29,646	$—	$—	$—	$—	$—	$—
	2012	$—	$—	$—	$25,330	$—	$—	$—

Housing Allowance, utility Payments, and Per Diem	2014	$372,000	$—	$131,280	$287,341	$119,839	$116,820	$—
	2013	$130,240	$—	$130,178	$322,841	$—	$—	$—
	2012	$—	$—	$131,759	$369,349	$—	$—	$—

Legal, Tax, and Financial Consulting Expenses	2014	$5,085	$—	$3,285	$4,438	$37,921	$1,500	$—
	2013	$2,735	$—	$1,500	$9,079	$—	$—	$1,500
	2012	$—	$—	$1,500	$1,671	$—	$—	$—

Tax Reimbursements (**)	2014	$730,717	$—	$440,832	$3,891,402	$1,171,126	$493,884	$—
	2013	$188,425	$—	$182,993	$502,592	$—	$—	$726
	2012	$—	$—	$162,434	$335,961	$—	$—	$—

Tax Payment for Spanish Retirement Plan (***)	2014	$—	$—	$128,678	$3,807,757	$319,288	$206,120	$—
	2013	$—	$—	$—	$—	$—	$—	$—
	2012	$—	$—	$—	$—	$—	$—	$—

School Tuition and Language Classes	2014	$111,818	$—	$99,030	$—	$110,704	$63,257	$—
	2013	$53,736	$—	$83,900	$39,707	$—	$—	$—
	2012	$—	$—	$66,746	$38,089	$—	$—	$—

Paid Parking	2014	$7,950	$4,480	$5,950	$3,450	$—	$5,950	$5,950
	2013	$1,470	$—	$5,880	$5,880	$—	$—	$5,880
	2012	$—	$—	$5,880	$5,180	$—	$—	$—

Airfare for Trip Home	2014	$9,594	$—	$26,831	$20,000	$19,847	$20,000	$—
	2013	$41,583	$—	$23,602	$6,791	$—	$—	$—
	2012	$—	$—	$42,250	$20,740	$—	$—	$—

REIT Shares	2014	$—	$—	$—	$—	$—	$—	$—
	2013	$—	$—	$1,000	$—	$—	$—	$—
	2012	$—	$—	$—	$—	$—	$—	$—

REIT Dividends	2014	$—	$—	$—	$—	$—	$—	$—
	2013	$—	$—	$80	$—	$—	$—	$—
	2012	$—	$—	$—	$—	$—	$—	$—

Taxable Fringe Benefits	2014	$8,734	$—	$11,435	$30,769	$5,127	$13,182	$—
	2013	$4,315	$—	$12,874	$29,889	$—	$—	$—
	2012	$—	$—	$—	$—	$—	$—	$—

Total	2014	$1,647,746	$73,417	$899,844	$8,514,299	$1,854,345	$1,012,743	$14,950
	2013	$553,944	$—	$492,643	$1,379,051	$—	$—	$17,106
	2012	$—	$—	$458,307	$3,329,073	$—	$—	$—

(*)
The value that we attribute to the personal use of company-provided automobiles (as calculated in accordance with Internal Revenue Service guidelines) is generally included as compensation on the Forms W-2 of the named executive officers who receive such benefits. Each such named executive officer is responsible for paying income tax on such amount (generally subject to the right of each named executive officer to receive a tax gross-up payment with respect to the provision of such benefits). We determined the aggregate incremental cost of any personal use of company automobiles in accordance with the requirements of the U.S. Treasury Regulation § 1.61-21.

(**)	Includes amounts paid to gross up for tax purposes certain perquisites and tax payments in accordance with an applicable employment or letter agreement or other arrangement.

(***)	Includes amounts reimbursed or paid for U.S. income tax liabilities made in connection with the vesting of Santander-sponsored retirement plan amounts in 2012 through 2013.
Grants of Plan-Based Awards-2014

		Estimated Possible Payouts Under Equity Incentive Plan Awards		Grant Date Fair Value of Stock and Option Awards ($)
Name	Grant __Date__	Target ___(#)__

Román Blanco
	2/27/2014	46,052	(1)	$408,373
	2/27/2014	46,052	(2)	$408,373

Gerald Plush	—	—		—

Guillermo Sabater
	2/27/2014	15,224	(1)	$135,000
	2/27/2014	10,149	(2)	$90,000

Juan Yanes
	2/27/2014	43,275	(1)	$383,750
	2/27/2014	43,275	(2)	$383,750

Alberto Sánchez
	2/27/2014	37,778	(2)	$335,002

Alfonso de Castro
	2/27/2014	13,532	(1)	$120,000
	2/27/2014	9,022	(2)	$80,000

Juan Carlos Alvarez
	2/27/2014	16,070	(1)	$142,500
	2/27/2014	10,713	(2)	$95,000

Footnotes:

(1)	Reflects the shares of vested common stock granted in 2014 to applicable named executive officer under the Executive Bonus Program.

(2)
Reflects the number of bonus deferral shares granted in 2014 to applicable named executive officer under the Executive Bonus Program. Such shares vest ratably over three years on the anniversary of the grant date.

Outstanding Equity Awards at Fiscal 2014 Year End

	Stock Awards
Name	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights that have not Vested ($)
Román Blanco			12,420	(1)	$101,887
			31,688	(2)	$259,953
			46,053	(3)	$377,796

Gerald Plush			—		$—

Guillermo Sabater			5,576	(1)	$45,743
			9,854	(2)	$80,837
			10,149	(3)	$83,257

Juan Yanes			32,448	(1)	$266,187
			43,275	(2)	$355,006

Alberto Sanchez			4,467	(1)	$36,645
			8,886	(2)	$72,896
			37,778	(3)	$309,912

Alfonso de Castro			9,021	(3)	$74,044

Juan Carlos Alvarez			5,492	(1)	$45,054
			10,178	(2)	$83,495
			10,713	(3)	$87,884

Footnotes:

(1)
Santander awarded these shares on February 3, 2012, under the deferral feature of the 2011 Executive Bonus Program. One-third of these shares vested on February 3, 2013, one-third vested on February 3, 2014, and one-third vested on February 3, 2015, in accordance with the terms of the Executive Bonus Program.

(2)
Santander awarded these shares on February 8, 2013, under the deferral feature of the 2012 Executive Bonus Program. One-third of these shares vested on February 8, 2014, one-third vested on February 8, 2015, and one-third vest on February 8, 2016, in accordance with the terms of the Executive Bonus Program.

(3)
Santander awarded these shares on February 27, 2014, under the deferral feature of the 2013 Executive Bonus Program. One-third of these shares vested on February 27, 2015, one-third vest on February 27, 2016, and one-third vest on February 27, 2017, in accordance with the terms of the Executive Bonus Program.

Option Exercises and Stock Vested-2014

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting (#)
Román Blanco	—	—	79,916	$637,142
Gerald Plush	—	—	—	$—
Guillermo Sabater	—	—	28,758	$251,928
Juan Yanes	—	—	80,006	$673,133
Alberto Sánchez	—	—	10,045	$89,075
Alfonso de Castro	—	—	19,214	$153,197
Juan Carlos Alvarez	—	—	29,285	$256,588

Our Equity Compensation Plans
As we describe in the Compensation Discussion and Analysis, the named executive officers receive a portion of their compensation in Santander common stock (or American Depositary Shares, in the case of native U.S. participants or participants who elect to have their shares delivered in the U.S.). Set forth below is a description of the deferral feature of the Executive Bonus Program, in which our named executive officers receive equity compensation.
In 2014, our named executive officers also participated in the Performance Shares Plan, in which the named executive officers can receive equity compensation as part of their long-term incentive compensation.
Executive Bonus Program
Under the Executive Bonus Program, certain executive officers, including the named executive officers, are required to defer a portion of their annual bonuses for 2014. The deferral requirement applies to all bonuses and other variable cash compensation. The portion that the executive officer must defer is based the executive’s classification.

Classification	Percentage of Award Deferred
Executive Director	60%
Senior Management	50%
Other Executives	40%
Santander classifies Messrs. Blanco and Yanes as “Senior Management” and therefore they each must defer 50% of his award. Santander classifies Messrs. Plush, Sabater, Sánchez, de Castro, and Alvarez as “Other Executives” and therefore they each must defer 40% of their respective awards.
All amounts that a participant defers under the Executive Bonus Program are deferred 50% in cash and 50% in Santander common stock. The deferred amounts are paid out in three equal installments over three years if the participant remains employed through the applicable payment date (except in certain limited circumstances) and none of the following occurs:

•	Santander’s poor financial performance;

•	the participant violates our internal rules, particularly those relating to risk;

•	a material restatement of Santander’s financial statements, when required by outside auditors, except when appropriate due to a change in accounting standards; or

•	significant changes in Santander’s financial capital or in Santander’s risk profile.

Any award made in shares of Santander common stock under the Executive Bonus Program is subject to a one-year holding requirement from the vesting date of the shares.
Our named executive officers deferred the following amounts into the Executive Bonus Program for 2014 and will be entitled to the following number of shares if the above conditions are satisfied:

Named Executive Officer	Total Amount Deferred	Cash Deferred	Shares Deferred*

Román Blanco	$865,500	$432,750	52,752
Gerald Plush	$300,000	$150,000	18,285
Guillermo Sabater	$140,000	$70,000	8,533
Juan Yanes	$399,000	$199,500	24,319
Alberto Sanchez	$350,000	$175,000	21,332
Alfonso de Castro	$170,000	$85,000	10,361
Juan Carlos Alvarez	$170,000	$85,000	10,361
* Number of shares based on an exchange rate of €1.32614 to $1 and an $8.2035 per share price. Amounts deferred by and shares awarded are estimates subject to the tax‑equalization provisions of the named executive officer's respective employment or letter agreement, if applicable.

Santander’s Remuneration Risk Evaluation Committee will determine whether the conditions for payment are satisfied. Santander’s Remuneration Committee will recommend to Santander’s Board whether to approve final payment of amounts under the Executive Bonus Program.

The Performance Shares Plan
As we describe above in the Compensation Discussion & Analysis, in 2014, each of our named executive officers participated the Performance Shares Plan. The Performance Shares Plan, which Santander sponsors for all of its eligible employees, consists of a multi-year bonus plan under which Santander may award a participant a maximum number of shares of Santander common stock. The shares are subject to certain pre-established service and performance requirements.
Santander makes awards under the Performance Shares Plan in cycles, with one cycle ending each year. Santander’s Board of Directors adopted the first cycle of the Performance Shares Plan on February 27, 2014 and Santander’s shareholders approved the first cycle at its annual meeting of shareholders on March 28, 2014. Our Compensation Committee approved the Performance Shares Plan on September 25, 2014. The first cycle has the following features:

•	The first cycle is for a four-year period, consisting of 2014 through 2017, with payout of shares no later than July 31, 2018, the year following the end of the cycle, as follows:

•
The value of the maximum number of shares that each participant is eligible to receive is 15% of the participant’s target bonus under the Executive Bonus Program. The following percentages are applied to this amount to determine a final maximum amount based on ranking of Santander’s total share return (“TSR”) compared to a peer group.

◦
For purposes of determining the final amount, TSR is defined as the difference (expressed as a percentage) between the average weighted volume of the average weighted listing prices of a hypothetical investment in ordinary shares of each of the members of a peer group and Santander in the fifteen trading days before the end of 2014 and the value of the same investment during the fifteen day period before the beginning of 2014. Santander will consider dividends and similar amounts received by shareholders as if such amounts were invested in more shares of the same kind of stock.

◦
Santander chooses the peer group from among the world’s largest financial institutions, based on their market capitalization, geographic location, and the nature of their businesses. The peer group for the first cycle includes the following financial institutions: HSBC, BNP Paribas, Societe Generale, J.P. Morgan, Citigroup, BBVA, Nordea, Unicredito, Intesa SanPaolo, Itau-Unibanco, Bank of Nova Scotia, Deutsche Bank, Lloyds Bradesco, and UBS. The Board of Directors, or its delegee, may change the composition of the peer group in the event that unforeseen circumstances occur that affect one or more current peer group members.

•	The TSR goals and the associated possible percentages of the maximum amount that participants may earn under the first cycle are as follows:

Santander’s Position in the TSR ranking	Final Maximum Amount Percentage
1st to 8th	100%
9th to 12th	50%
13th to 16th	—%

•	The maximum value of shares payable under the first cycle determined and awarded in January 2015 to the named executive officers is as follows:

Named Executive Officer	Maximum Value

Román Blanco	270,000

Gerald P. Plush	180,000

Guillermo Sabater	120,000

Juan Yanes	265,500

Alberto Sánchez	135,000

Alfonso de Castro	120,000

Juan Carlos Alvarez	120,450

•
A participant vests in shares awarded under the Performance Shares Plan ratably over different periods depending on Santander’s achievement of multi-year TSR targets versus the same peer group it uses to determine the maximum amount, as follow:

Vesting Period	Percentage Vesting

2014 through 2015	33.3%

2014 through 2016	33.3%

2014 through 2017	33.3%

•	The associated possible percentages of the maximum amount that participants may earn under each vesting period in the first cycle are as follows:

Santander’s Position in the TSR Rankings	Percentage of Shares Earned of Maximum Amount
1st to 4th	100.0%
5th	87.5%
6th	75.0%
7th	62.5%
8th	50.0%
8th to 16th	—%

•
In addition to the vesting requirements we describe above, in order for a participant to receive the shares under the Performance Shares Plan, the participant must remain continuously employed at Santander or a subsidiary through June 30 of the year following the end of the cycle, except in the cases of retirement, involuntary termination, unilateral waiver by the participant for good cause (as provided under Spanish law), unfair dismissal, forced leave of absence, permanent disability, or death.

•	Payment of shares for each vesting period is also contingent on none of the following circumstances taking place during the applicable vesting period as a result of events occurring in 2014:

◦

•	Santander’s poor financial performance;

•	the participant violates our internal rules, particularly those relating to risk;

•	a material restatement of Santander’s financial statements, when required by outside auditors, except when appropriate due to a change in accounting standards; or

•	significant changes in Santander’s financial capital or in Santander’s risk profile.

•	Awards of shares under the Performance Shares Plan are subject to a one-year holding requirement from the payment date of the award.

Description of Employment and Related Agreements
We and/or Santander have entered into employment agreements and letter agreements with our named executive officers that were in effect in 2014. We describe each of the agreements below.

Román Blanco
Santander entered into a letter agreement with Mr. Blanco, dated as of August 10, 2013, in connection with his employment at Santander Bank, N.A.
Mr. Blanco’s agreement has a fixed term of three years, but either party may terminate the agreement by notifying the other party in writing at least 90 days prior to the termination date.
The agreement provides for a base salary of $1,280,000, which we may increase in accordance with existing policies. In addition, Mr. Blanco is eligible to receive an annual bonus with a base amount of $1,800,000, contingent upon the achievement of annual performance objectives. See the discussion under the caption “Short-Term Incentive Compensation” for more information about the bonuses paid for 2014.

In connection with Mr. Blanco’s expatriation from Spain to the United States, the agreement provides for:

•	a guaranteed exchange rate of €1 to $1.308 for transfers from Spain to the United States, up to $218,000 per year.

•	a monthly housing allowance of $30,000 with an additional allowance of $1,000 for utilities on a grossed-up basis for federal, state, and local income and employment tax purposes;

•	coverage under Santander’s expatriate medical insurance plan and life and accident insurance plan for Mr. Blanco and his family;

•	relocation expenses for Mr. Blanco and his family of up to $17,396, on a grossed-up basis;

•	moving expenses, or $6,550 in lieu thereof, and an allowance for installation costs equal to $16,350 as well as reimbursement for spousal expenses of $6,550;

•	lodging and per diem of $208 for up to 30 days upon initial arrival;

•	travel expenses;

•	payment of admission and tuition fees associated with schooling for Mr. Blanco’s dependents through high school;

•	language lessons for Mr. Blanco and his household family members up to a maximum of 50 hours per family member;

•	reimbursement for the cost of annual visits by Mr. Blanco and his family to Spain pursuant to Santander's travel policy; and

•	assistance with immigration and visa requirements as well as tax planning and preparation services.

In accordance with our policy applicable to all Santander employees who relocate to the United States from abroad in connection with their employment with us, in the event that Mr. Blanco’s employment is terminated without cause, Santander will provide for all reasonable moving and relocation expenses incurred in relocating Mr. Blanco and his family to Spain.
Gerald Plush
We entered into a letter agreement with Mr. Plush, dated as of March 17, 2014.
Mr. Plush’s agreement provides for him to serve as our Chief Financial Officer commencing on April 1, 2014. The agreement does not have a term.
The letter agreement provides for a base salary of $600,000. In addition, Mr. Plush is eligible to receive an annual bonus contingent upon the achievement of annual performance objectives. Mr. Plush's annual bonus target was $1.0 million. In September 2014, we increased Mr. Plush's annual bonus target to $1.2 million. See the discussion under the caption "Short-Term Incentive Compensation" for more information about the bonus program that Mr. Plush participated in and the bonuses paid for 2014.
The letter agreement also provides, among other things, that Mr. Plush has a right to participate in all long-term incentive compensation programs and all other employee benefit plans and programs available to senior executives. See the description of our long-term incentive compensation programs under the captions “Long-Term Incentive Compensation” and “Our Equity Compensation Plans” for more information on the long-term incentive plans.
The letter agreement provides for:

•	a monthly car allowance of $750;

•	paid parking;

•
relocation expenses for Mr. Plush and his family in accordance with our policies (which Mr. Plush must reimburse to us in the event he voluntarily terminates employment or is terminated for cause (as defined in the agreement) before completing one year of service); and

•
up to 180 days of paid temporary housing in accordance with our policies (which Mr. Plush must reimburse to us in the event he voluntarily terminates employment or is terminated for cause (as defined in the agreement) before completing one year of service).

The agreement provides that Mr. Plush will be subject to confidentiality and nonsolicitation requirements upon his termination of employment
The benefits that Mr. Plush actually received in 2014 under the terms of his letter agreement are reflected in the “Summary Compensation Table.”
Guillermo Sabater
Santander entered into a letter agreement with Mr. Sabater, dated as of February 11, 2009, in connection with his employment with Santander Bank, N.A.
Mr. Sabater’s agreement has a fixed term of three years but either party may terminate the agreement by notifying the other party in writing at least 90 days prior to the termination date.
The agreement provides for a base salary of $255,448, which Santander may increase in accordance with existing policies. In addition, Mr. Sabater is eligible to receive an annual bonus, contingent upon the achievement of annual performance objectives. See the discussion under the caption “Short-Term Incentive Compensation” for more information about the bonuses paid for 2014.
The agreement also provides, among other things, that Mr. Sabater has a right to participate in all long-term incentive compensation programs and all other employee benefit plans and programs available to senior executives. In addition, Mr. Sabater will be covered by the Santander health, life, disability, and accidental death insurance plans for expatriates.
In connection with Mr. Sabater’s expatriation from Spain to the United States, the agreement provides for:

•	a monthly housing allowance of $10,000 (with the cost of utilities for such housing borne by us), on a grossed-up basis for federal, state, and local income and employment tax purposes;

•	relocation expenses for Mr. Sabater and his family of up to $17,396 on a grossed-up basis;

•	moving expenses, or €7,000 ($9,283, based on the average exchange rate on December 31, 2014) in lieu thereof;

•	travel expenses;

•	reimbursement for the cost of annual visits by Mr. Sabater and his family to Spain pursuant to Santander's travel policy;

•	payment of admission and tuition fees associated with schooling for Mr. Sabater’s dependents through high school;

•	language lessons for Mr. Sabater and his household family members up to a maximum of €1,500 ($1,989 based on the average exchange rate on December 31, 2014) per family member; and

•	a one-time payment of $62,627, on a grossed-up basis, for Mr. Sabater’s expatriation to the United States and other benefits inherent in his previous assignment in Chile, which he received in 2009.

In addition to the foregoing, Santander will reimburse Mr. Sabater for any tax benefits he would have been able to deduct had he remained in Spain, reimburse him for tax planning and preparation services, and provide him with a guaranteed exchange rate of €1 to $1.3917 for transfers from the United States to Spain, up to $68,615 per year.

In accordance with Santander's policy applicable to all Santander employees who relocate to the United States from abroad in connection with their employment with us, in the event Santander terminates Mr. Sabater’s employment without cause, Santander will provide for all reasonable moving and relocation expenses incurred in relocating Mr. Sabater and his family to Spain.
The benefits that Mr. Sabater actually received in 2014 under the terms of his letter agreement are reflected in the “Summary Compensation Table.”
Juan Yanes

Santander entered into an employment agreement with Mr. Yanes, effective December 26, 2012. Under his agreement, Mr. Yanes is entitled to a base salary that Santander may adjust each year. Mr. Yanes is also entitled under his agreement to an annual bonus in Santander’s discretion. In addition, Mr. Yanes is entitled to life and health insurance coverage and certain perquisites in accordance with Santander’s general policies.
Mr. Yanes terminated employment with us effective December 31, 2014, although he continues to work for Santander in Spain. His employment agreement continued to be in effect after his termination of employment with us.
Under his employment agreement, Mr. Yanes is entitled to receive certain payments in the event his employment with Santander is terminated under certain circumstances. If Santander desists (a type of termination of employment under Spanish law) or if Mr. Yanes terminates employment due to Santander’s breach of his employment agreement, he is entitled to receive annual payments through retirement age (under Spanish law) equal to 100% of his annual base salary at the time of termination. In the event of any other termination (other than Mr. Yanes’s death or disability, as we describe below, or due to gross misconduct), Mr. Yanes is entitled to receive a lump sum legal indemnity payment under Spanish law.
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

If Mr. Yanes becomes permanently disabled while employed by Santander, he is entitled to receive annual payments that, when added to certain other amounts he is entitled to receive such as through social security or any other Santander retirement plan, if any, enables him to receive 100% of his gross base salary if he is working in Spain at the time of his disability, or €650,000 ($861,991, based on an average exchange rate on December 31, 2014), as adjusted, in the event that he is working outside of Spain at that time, as of the time of such disability.
Upon the occurrence of one of the events listed above, Mr. Yanes, or his spouse or children, as applicable, has the option of receiving a lump sum payment in lieu of the periodic payments described above.
Mr. Yanes’s agreement provides that, in the event of Mr. Yanes’s termination of employment with Santander for any reason other than wrongful termination or dismissal with no reinstatement, Mr. Yanes may not work for another financial institution for two years (if Santander desists, until age 65), without Santander’s consent. If Santander does not consent to Mr. Yanes providing services for another financial institution during that period, it must pay him an amount in two installments equal to 80% of his base salary at the time of his termination but, in no event is he entitled to this payment if Santander desists. In the event that Mr. Yanes violates this non-compete provision, he will be required to pay Santander a penalty equal to 60% of his base salary at the time of his termination plus any amounts that he received with respect to this non-compete provision.
The benefits that Mr. Yanes actually received in 2014 under the terms of his agreement are reflected in the “Summary Compensation Table.”

Alberto Sánchez
On June 2, 2003, Santander entered into a letter agreement with Mr. Sánchez in connection with Mr. Sánchez’s employment at a Santander U.S. affiliate.
Mr. Sánchez’s agreement has a fixed term of three years, but either party may terminate the agreement by notifying the other party in writing at least three months prior to the termination date.
The agreement provides for an initial base salary, which may be increased in accordance with existing policies. Mr. Sánchez’s base salary is currently $405,512. In addition, Mr. Sánchez is eligible to receive an annual bonus contingent upon the achievement of annual performance objectives. See the discussion under the caption “Short-Term Incentive Compensation” for more information about the bonus paid to Mr. Sánchez for 2014.
In connection with Mr. Sánchez’s expatriation from Spain to the United States, the agreement provides for:

•	a provision of an automobile in accordable with our policies;

•	a guaranteed exchange rate of €1 to $1.1822 for transfers from Spain to the United States;

•	a monthly housing allowance of $10,000 on a grossed-up basis for federal, state, and local income and employment tax purposes;

•	coverage under Santander’s expatriate medical insurance plan and life and accident insurance plan for Mr. Sánchez and his family;

•	relocation expenses for Mr. Sánchez and his family of up to $17,396, on a grossed-up basis;

•	reasonable moving expenses, or $6,500 in lieu thereof and an allowance for installation costs equal to $15,000 as well as reimbursement for spousal expenses of $6,500;

•	lodging and per diem of $304 for up to 30 days upon initial arrival in the U.S.;

•	travel expenses;

•	payment of registration and fees associated with schooling for Mr. Sánchez’s dependents through high school;

•	language lessons for Mr. Sánchez and his household family members up to a maximum of 50 hours per family member;

•	reimbursement for the cost of annual visits by Mr. Sánchez and his family to Spain pursuant to Santander's travel policy; and

•	assistance with immigration and visa requirements as well as tax planning and preparation and relocation assistance services.

In accordance with Santander's policy applicable to all Santander employees who relocate to the United States from abroad in connection with their employment with us, in the event that Santander terminates Mr. Sánchez ’s employment without cause, Santander will provide for all reasonable moving and relocation expenses incurred in relocating him and his family to Spain.

Alfonso de Castro
On April 16, 2013, Santander entered into a letter agreement with Mr. de Castro in connection with Mr. de Castro’s employment with us.
Mr. de Castro’s letter agreement has a fixed term of three years, but either party may terminate the agreement by notifying the other party in writing at least three months prior to the termination date.
The letter agreement provides for a base salary of $400,000, which we may increase in accordance with existing policies. In addition, Mr. de Castro is eligible to receive an annual bonus with a base amount of $650,000, contingent upon the achievement of annual performance objectives. In September 2014, we increased Mr. de Castro's annual bonus target to $800,000. See the discussion under the caption “Short-Term Incentive Compensation” for more information about the bonuses paid for 2014.
In connection with Mr. de Castro’s expatriation from Spain to the United States, the letter agreement provides for:

•	a guaranteed exchange rate of €1 to $1.3129 for transfers from Spain to the United States, up to $95,100 per year;

•	a monthly housing allowance of $10,000 (with an additional monthly allowance of $485 for utilities) on a grossed‑up basis for federal, state, and local income and employment tax purposes;

•	coverage under Santander’s expatriate medical insurance plan and life and accident insurance plan for Mr. de Castro and his family;

•	relocation expenses for Mr. de Castro and his family of up to $17,396, on a grossed-up basis;

•	moving expenses, or $6,500 in lieu thereof, and an allowance for installation costs equal to $16,200 as well as reimbursement for spousal expenses of $6,500;

•	lodging and per diem of $208 for up to 30 days upon initial arrival;

•	travel expenses;

•	payment of admission and tuition fees associated with schooling for Mr. de Castro’s dependents through high school;

•	language lessons for Mr. de Castro and his household family members up to a maximum of 50 hours per family member;

•	reimbursement for the cost of annual visits by Mr. de Castro and his family to Spain pursuant to Santander's travel policy; and

•	assistance with immigration and visa requirements as well as tax planning and preparation and relocation assistance services.

In accordance with our policy applicable to all Santander employees who relocate to the United States from abroad in connection with their employment with us, in the event Mr. de Castro’s employment is terminated without cause, Santander will provide for all reasonable moving and relocation expenses incurred in relocating Mr. de Castro and his family to Spain.
Juan Carlos Alvarez
On May 20, 2009, we entered into a letter agreement with Alvarez in connection with his employment at Santander Bank. The letter agreement has no term.
The letter agreement provided for a base salary in 2009 of $300,000. In addition, Mr. Alvarez is eligible to receive a bonus in accordance with Santander’s policies. See the discussion under the caption "Short-Term Incentive Compensation" for more information about the bonus program that Mr. Alvarez participated in and the bonuses paid for 2014.

The letter agreement provides for:

•	a transition allowance of $60,000 for two years to support the cost of Mr. Alvarez moving to Boston;

•	a monthly car allowance of $750;

•	paid parking; and

•	relocation expenses for Mr. Alvarez and his family in accordance with our policies.

The agreement provides that Mr. Alvarez will be subject to confidentiality and nonsolicitation requirements upon his termination of employment
The benefits that Mr. Alvarez actually received in 2014 under the terms of his letter agreement are reflected in the “Summary Compensation Table.”
Deferred Compensation Arrangements

Deferred Compensation Plan
We maintain the Sovereign Bancorp, Inc. 2007 Nonqualified Deferred Compensation Plan, which we refer to as the “Deferred Compensation Plan.” The Deferred Compensation Plan has the following features:

•
Participants may defer up to 100% of their cash bonus and choose among various investment options upon which we will base the rate of return on amounts deferred. We adjust participants’ accounts periodically to reflect the deemed gains and losses attributable to the deferred amounts. The specific investment options mirror the investment options in our qualified retirement plan, with some additional alternative investments available.

•	We distribute all account balances in cash.

•	Participants are always 100% vested in all amounts deferred.

•	Directors of us and the Bank may defer receipt of cash fees received for service as a director into the Deferred Compensation Plan.

•	Distribution events will be only as permitted under Internal Revenue Code Section 409A.

Each of the named executive officers is eligible to participate in the Deferred Compensation Plan, but no named executive officer deferred any salary or bonus earned in 2014 into the Deferred Compensation Plan.

Other Arrangements
Messrs. Blanco, Sánchez, de Castro, and Sabater began participating in the Sistema de Previsión para Directivos before they commenced their employment with the Bank. Under this arrangement, Santander makes an annual discretionary contribution to participants’ accounts based on a percentage of their respective reference salaries from their home country. Under this arrangement, Messrs. Blanco, Sánchez, de Castro, and Sabater are entitled to receive amounts in their account, plus or minus investment gains and losses, upon retirement, death or permanent disability.
Mr. Yanes is entitled under his employment agreement to receive a defined benefit contribution benefit upon his retirement from Santander under certain circumstances. Under this arrangement, Santander makes an annual discretionary contribution to participants’ accounts based on a percentage of their respective reference salaries from their home country. We describe the defined contributions benefit in detail in the description of Mr. Yanes’s employment agreement.

Nonqualified Deferred Compensation-2014

Name	Executive Contributions in Last Fiscal Year ($)	Employer Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance At Last Fiscal Year End ($)
Román Blanco	$—	$385,000	$32,398	$—	$1,179,262
Juan Yanes	$—	$447,757	$196,561	$—	$9,607,905
Alfonso de Castro	$—	$77,000	$21,756	$—	$619,605
Alberto Sanchez	$—	$57,103	$96,839	$—	$644,410
Guillermo Sabater	$—	$40,040	$13,212	$—	$374,103

Potential Payments upon Termination or Change in Control
The table below sets forth the value of the benefits (other than payments that were generally available to salaried team members) that would have been due to the named executive officers if they had terminated employment on December 31, 2014, under their respective employment or letter agreement. We describe these agreements, including the material conditions or obligations applicable to the receipt of these benefits, under the caption “Description of Employment and Related Agreements.” Messrs. Plush and Alvarez are not entitled to any such benefits upon termination of their employment.

		Termination for Death (2)	Termination for Disability(2)	Involuntary Termination(3)

Román Blanco	Relocation expenses	$—	$—	$54,000
	Total	$—	$—	$54,000
Guillermo Sabater	Relocation expenses	$—	$—	$53,000
	Total	$—	$—	$53,000
Juan Yanes	Termination Payment (1)	$15,614,926	$21,052,775	$9,698,163
	Relocation expenses	$—	$—	$42,223
	Total	$15,614,926	$21,052,775	$9,740,386
Alberto Sanchez	Medical expenses	$—	$—	$45,000
	Total	$—	$—	$45,000
Alfonso de Castro	Relocation expenses	$—	$—	$45,000
	Total	$—	$—	$45,000

(1)
Includes the present value of pre-retirement payments pursuant to Mr. Yanes’s employment agreement. For the payment calculation, and the time and form of such payments, see “Description of Employment and Related Agreements.” Excludes amounts payable as legal indemnity under applicable Spanish law. Also excludes payments payable under each executive’s defined contribution benefit, if any, which we describe above “Deferred Compensation Arrangements.”

(2)
These payments are generally reduced by any amounts payable under social security or another Santander pension plan, if any. Calculations based on life expectancies use the U.S. Social Security 2009 period life table.

(3)	Includes termination categorized as “desist” and termination on account of our breach of the agreement.

Director Compensation in Fiscal Year 2014
We believed that the amount, form, and methods used to determine compensation of our non-executive directors were important factors in:

•
attracting and retaining directors who were independent, interested, diligent, and actively involved in our affairs and who satisfy the standards of Santander, the sole shareholder of our common stock; and

•	providing a simple, straight-forward package that compensates our directors for the responsibilities and demands of the role of director.

The following table sets forth a summary of the compensation that we paid to each SHUSA director for service as a director of us and of the Bank in 2014.

Name	Fees Earned or Paid in Cash(1) ($)	Other Compensation(2) ($)	Total ($)
Jose Antonio Alvarez	$—	$—	$—
Román Blanco	$—	$—	$—
Thomas Dundon	$—	$—	$—
Stephen Ferriss	$227,500	$—	$227,500
Carlos Garcia	$—	$—	$—
Jose Maria Fuster	$—	$—	$—
Juan Guitard	$—	$—	$—
Jerry Grundhofer	$1,100,000	$—	$1,100,000
John P. Hamill	$180,000	$—	$180,000
Marian L. Heard	$175,000	$—	$175,000
Gonzalo de Las Heras	$—	$—	$—
Timothy Ryan	$—	$—	$—
Alberto Sánchez	$—	$—	$—
Wolfgang Schoellkopf	$352,500	$—	$352,500
Manuel Soto	$157,500	$—	$157,500
Juan Andres Yanes	$—	$—	$—

Footnotes:

1.	Messrs. Yanes and Grundhofer terminated service as directors on June 13, 2014, and December 1, 2014, respectively.

2.
Reflects amounts paid in 2014 for the fourth quarter of 2013 and the first three quarters of 2014. Messrs. Alvarez, Blanco, Dundon, Fuster, Garcia, Guitard, de Las Heras, Sánchez, and Yanes did not receive compensation as directors for 2014.

Director Compensation
Our Board adopted the following compensation program for non-executive directors for service on our Board and on the Bank Board for 2014:

•	$140,000 in cash annually; plus

•	$75,000 in cash annually for the chair of our Board Enterprise Risk Committee; plus

•	$50,000 in cash annually for each non-executive director who serves on the Executive Committee; plus

•	$35,000 in cash annually for the non-executive directors who serve as the chairs of our Audit, BSA/AML Oversight Committee and Compensation Committees; plus

•
$35,000 in cash annually for the non-executive directors who serve as the chairs of our Capital and Regulatory Oversight Committees (pro-rated based on the inception date during 2014 of such committees); plus

•	$35,000 in cash annually for each non‑executive director who serves on the Bank's Oversight Committee; plus

•	$5,000 in cash annually for each other Board committee for which such non-executive director serves as chair.

We pay these amounts quarterly in arrears.

Santander approved an arrangement under which Mr. Grundhofer agreed to serve as our and the Bank’s non‑executive chair for an initial term of July 1, 2011, through June 30, 2014. Under this arrangement, Mr. Grundhofer was entitled to receive a $1 million per year cash retainer, plus an additional $100,000 per year fee, which amount (less applicable taxes) he was required to use to purchase Santander common stock. We paid these amounts in arrears. If we had terminated Mr. Grundhofer’s service involuntarily before June 30, 2014, he was entitled to receive the full amount of the retainer fee in a lump sum within 10 days of termination. Mr. Grundhofer resigned from the Board effective December 1, 2014.

Mr. Ryan was appointed to serve as our non-executive chair, effective December 1, 2014. We entered into an arrangement under which Mr. Ryan will be paid a $900,000 per year cash retainer for serving as our chair and a $450,000 cash retainer for serving as the Bank’s chair. The initial term of the arrangement is three years. Under the arrangement, if Mr. Ryan forfeits any equity or equity-based awards in connection with his service with J.P. Morgan Chase, we will pay him an amount equal to the present value of such equity awards. Mr. Ryan is also eligible to receive equity compensation on the same basis as other non-executive members of our or the Bank’s Board.
For 2015, we expect that the compensation program for non‑executive directors will remain the same.

Directors Participation in Deferred Compensation Plan
Our and the Bank's non-executive directors may elect to defer cash fees into the Deferred Compensation Plan. The relevant terms of the Deferred Compensation Plan, as we describe in the section entitled “Deferred Compensation Arrangements,” apply in the same manner to participants who are directors as they do to participants who are executive officers.
No director deferred fees earned for 2014 into the Deferred Compensation Plan.

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

ITEM 13 - RELATED PARTY TRANSACTIONS

Certain Relationships and Related Transactions

During each of 2012, 2013 and 2014, SHUSA and/or the Bank were participants in the transactions described below in which a “related person” (as defined in Item 404(a) of Regulation S-K, which includes directors and executive officers who served during the applicable fiscal year) had a direct or indirect material interest and the amount involved in such transaction exceeded $120,000.

Santander Relationship: On January 30, 2009, Santander acquired 100% of SHUSA's common stock. As a result, Santander has the right to elect the members of SHUSA's Board of Directors. In addition, certain individuals who serve as officers of SHUSA are also employees or officers of, or may be deemed to be officers of, Santander and/or its affiliates. The following transactions occurred during the 2012, 2013 and 2014 fiscal years between SHUSA or the Bank and their affiliates, on the one hand, and Santander or its affiliates, on the other hand.

The Bank has established a derivatives trading program with Santander pursuant to which Santander and its subsidiaries and affiliates provide advice with respect to derivative trades, coordinate trades with counterparties, and act as counterparty in certain transactions. The agreement and the trades are on market rate terms and conditions. In 2012, the aggregate notional amount of $3.2 billion were completed in which Santander and its subsidiaries and affiliates participated, for which Santander was paid a total premium of $0.2 million. In 2013, the aggregate notional amount of $6.6 billion were completed in which Santander and its subsidiaries and affiliates participated. In 2014, the aggregate notional amount of $5.8 billion were completed in which Santander and its subsidiaries and affiliates participated.

The Bank has established a program to advise and confirm Santander letters of credit in the United States. The terms of the agreement are market and require all fees to be paid by the customer. In 2012, the Bank advised two letters of credit in the aggregate amount of $50 million.

As of December 31, 2012, 2013 and 2014, SHUSA had $2.1 billion, $2.0 billion, and $2.5 billion, respectively, of public securities consisting of various senior note obligations, trust preferred securities obligations and preferred stock issuances. As of such dates, Santander owned approximately 34.8%, 30.1% and 4.9% of these securities, respectively.

On June 28, 2013, the Bank entered into a servicing and sourcing agreement with SCUSA for Chrysler dealer lending opportunities, under which SCUSA provides servicing on loans originated by the Bank. On August 16, 2013, the Company purchased performing dealer loans with an outstanding balance of $204.8 million from SCUSA, which have been classified as commercial and industrial loans.

In 2012, 2013 and 2014, the Company and its subsidiaries borrowed money and obtained credit from Santander and its affiliates. Each of the transactions was done in the ordinary course of business and on market terms prevailing at the time for comparable transactions with persons not related to Santander and its affiliates, including interest rates and collateral, and did not involve more than the normal risk of collectability or present other unfavorable features. The transactions are as follows:

•
In 2006, Santander extended a $425 million unsecured line of credit to the Bank for federal funds and Eurodollar borrowings and for the confirmation of standby letters of credit issued by the Bank. The line was increased to $2.5 billion in 2009. In the third quarter of 2011 this line was decreased to $1.5 billion and in the fourth quarter of 2011 this line was further decreased to $1.0 billion, and in 2012 this line was further reduced to $500 million. This line of credit can be canceled by either the Bank or Santander at any time and can be replaced by the Bank at any time. For 2012, the highest balance outstanding was $250 million and the principal balance as of December 31, 2012 was $1.7 million, all of which was for confirmation of standby letters of credit. For 2013, the highest balance outstanding was $35.2 million and the principal balance as of December 31, 2013 was $34.4 million, all of which was for confirmation of standby letters of credit. The Bank paid approximately $2.5 million, and $0.3 million, in fees to Santander in 2012 and 2013, respectively, in connection with this line of credit. The line of credit was not renewed after December 31, 2013.

•
In March 2010, SHUSA issued to Santander a $750 million subordinated note due March 15, 2020 bearing interest at a rate of 5.75% through March 14, 2015 and 6.25% beginning March 15, 2015 until the note is repaid. SHUSA paid Santander $43.1 million, $43.1 million, and $6.1 million in interest on this note in 2012, 2013, and 2014, respectively. This note was subsequently converted to common stock in February 2014.

•
In 2010 the Company established a $1.5 billion line of credit with Santander's New York branch. This line can be canceled by either the Company or Santander at any time and can be replaced by the Company at any time. For each of 2012, 2013, and 2014, the highest balance outstanding (and the balance as of December 31, 2012, 2013 and 2014) was $0. The Company did not pay any interest to Santander with respect to this line of credit for 2012, 2013 or 2014.

In 2012, 2013, and 2014, the Company and its affiliates entered into, or were subject to, various service agreements with Santander and its affiliates. Each of the agreements was made in the ordinary course of business and on market terms. The agreements are as follows:

•
NW Services Co., a Santander affiliate doing business as Aquanima, is under contract with the Bank to provide procurement services, with total fees paid in 2012, 2013 and 2014 in the amount of $3.7 million, $3.3 million, and $3.5 million respectively.

•	During the year ended December 31, 2014, the Company paid $6.7 million in rental payments to Santander compared to $2.5 million in 2013 and $0.9 million in 2012.

•
Geoban, S.A., a Santander affiliate, is under contract with the Bank to provide administrative services, consulting and professional services, application support and back-office services, including debit card disputes and claims support, and consumer and mortgage loan set-up and review; with total fees paid in 2012, 2013, and 2014 in the amount of $17.2 million, $15.7 million, $13.4 million respectively.

•
Ingenieria De Software Bancario S.L., a Santander affiliate, is under contract with the Bank to provide information technology development, support and administration, with total fees paid in 2012, 2013, and 2014 in the amount of $137.1 million, $125.8 million, and $108.5 million respectively.

•
Produban Servicios Informaticos Generales S.L., a Santander affiliate, is under contract with the Bank to provide professional services, and administration and support of information technology production systems, telecommunications and internal/external applications, with total fees paid in 2012, 2013, and 2014 in the amount of $101.3 million, $93.9 million, and $83.2 million respectively.

•
Santander Back-Offices Globales Mayoristas S.A., a Santander affiliate, is under contract with the Bank to provide administrative services and back-office support for the Bank's derivative, foreign exchange and hedging transactions and programs, with total fees paid in each of 2012, 2013, and 2014 of $0.7 million.

•
SGF, a Santander affiliate, is under contracts with the Bank to provide: (a) administration and management of employee benefits and payroll functions for the Bank and other affiliates, including employee benefits and payroll processing services provided by third party sponsorship by SGF; and (b) property management and related services; with total fees paid in 2012, 2013, and 2014 in the amount of $11.0 million, $11.6 million, and $12.3 million, respectively.

•
Santander Securities, LLC, a Santander affiliate, is under contract with the Company to act as an introducing broker dealer for the northeast United States, with total payments made by the Company in 2012, 2013, and 2014 in the amount of $3.3 million, $0.2 million, and $0.1 million, respectively.

•
Santander Securities, LLC in under a contract with the Bank to provide networking and marketing in connection with insurance and securities offerings, with total fees net payments made to the Bank in 2014 and 2013 of $51.7 million and $49.5 million, respectively.

•
The Company is a party to federal and state tax-sharing agreements with the Bank and certain affiliates. These agreements generally provide for an allocation for certain periods of the consolidated return tax liability of the parties based on their separate taxable incomes and the payment of tax benefits measured by the difference between their separate return tax liability and their allocated share of consolidated return tax. The Company received $20 million, $0, and $0 from its affiliates under the federal tax-sharing agreements in 2012, 2013, and 2014, respectively, and paid to its affiliates $2 million under the state tax-sharing agreement in 2013.

•
Santander, through its New York branch, is under an agreement with the Bank to provide support for derivatives transactions to the Bank. The Bank is under agreements with Santander, through its New York branch, to provide credit risk analysis and investment advisory services to Santander.

SCUSA relationship: On January 28, 2014, the Company obtained a controlling financial interest in SCUSA in connection with the Change in Control. The financial information set forth in Item 8 gives effect to the Company’s consolidation of SCUSA as a result of the Change in Control. The following transactions occurred during the 2014 fiscal year between SHUSA or the Bank and SCUSA, on the one hand, and Santander or its affiliates, on the other hand. Those agreements include the following:

•
SCUSA has a line of credit agreement with Santander. During the year ended December 31, 2014, SCUSA incurred interest expense, including unused fees of $92.2 million which includes $7.8 million of accrued interest payable. SCUSA also has a letter of credit facility with Santander for which it incurred $0.5 million of interest expense, including unused fees and $0.1 million payable in 2014.

•	SCUSA has a $300 million line of credit agreement with SHUSA. The outstanding balance as well as any expenses or fees incurred in conjunction with this line eliminates in consolidation.

•
SCUSA has entered into derivative agreements with Santander and its affiliates, which consist primarily of swap agreements to hedge interest rate risk. These contracts had notional values of $16.3 billion which are included in Note 15 of these financial statements.

•
As of December 31, 2013, SCUSA had an agreement with SBNA under which SCUSA provided SBNA with the first right to review and assess Chrysler Capital dealer lending opportunities and, if SBNA elected, to provide the proposed financing. SCUSA provided servicing on all loans originated under this arrangement. For the year ended December 31, 2014, SCUSA sold $18.2 million of receivables from dealers to SBNA. Effective October 1, 2014, the origination and servicing agreements were terminated and replaced with revised agreements requiring SCUSA to permit SBNA the first right to review and assess Chrysler Capital dealer lending opportunities and requiring SBNA to pay SCUSA a relationship management Fee based upon the performance and yields of Chrysler Capital dealer loans held by SBNA. These agreements also transferred the servicing of all Chrysler Capital receivables from dealers, including receivables held by SBNA and by SCUSA, from SCUSA to SBNA. All revenue, expenses, and gains or losses related to these sales eliminate in the consolidation of SHUSA.

•
During 2014, SCUSA entered into a flow agreement with SBNA whereby SBNA has the first right to review and approve Chrysler Capital consumer vehicle lease applications. SCUSA may review any applications declined by SBNA for the Company’s own portfolio. SCUSA provides servicing and receives an origination fee on all leases originated under this agreement. Pursuant to the Chrysler Agreement, SCUSA pays Chrysler on behalf of SBNA for residual gains and losses on the flowed leases. On June 27, 2014, SCUSA executed a bulk sale of Chrysler Capital leases with a depreciated net capitalized cost of $369.1 million and a net book value of $317.3 million in Chrysler Capital leases to SBNA. This sale was effected through the transfer of a special unit of beneficial interest in SCUSA’s titling trust. Proceeds from the sale were $322.9 million. SCUSA retained servicing on the sold leases.

•
On June 30, 2014, SCUSA entered into an indemnification agreement with SBNA whereby SCUSA indemnifies SBNA for any credit or residual losses on a pool of $48.2 million in leases originated under the flow agreement. The covered leases are non-conforming units because they did not meet SBNA’s credit criteria at origination. At time of the agreement, SCUSA established a $48.2 million collateral account with SBNA in restricted cash that will be released over time to SBNA, in the case of losses, and SCUSA, in the case of payments and sale proceeds. As of December 31, 2014 the balance in the collateral account was $44.8 million.

•
During the years ended December 31, 2014, SCUSA originated $17.4 million in unsecured revolving loans under terms of a master service agreement with a company in which it has a cost method investment and holds a warrant to increase its ownership if certain vesting conditions are satisfied. The MSA enables SCUSA to review credit applications of retail store customers.

•
SCUSA paid certain expenses incurred by SCUSA's Chairman and CEO in the operation of a private plane in which he owns a partial interest when used for SCUSA business within the contiguous 48 states. Under this practice, payment is based on a set flight time hourly rate. For the year ended, December 31, 2014, the Company paid $0.6 million, to Meregrass Company, Inc., the company managing the plane's operations, with an average rate of $5,800 per hour.

•
During the years ended December 31, 2014, 2013 and 2012, the Company recorded expenses of $10.8 million, $10.8 million and $27.2 million, respectively, related to transactions with SCUSA. In addition, as of December 31, 2014 and December 31, 2013, the Company had receivables and prepaid expenses with SCUSA in the amounts of $21.4 million and $39.0 million, respectively. The activity is primarily related to SCUSA's servicing of certain SHUSA outstanding loan portfolios and dividends paid by SCUSA to SHUSA. Transactions that occurred after the Change in Control, which was effective January 28, 2014, have been eliminated from the Consolidated Statements of Operations at December 31, 2014 as intercompany transactions.

Loans to Directors and Executive Officers

SHUSA, through the Bank, is in the business of gathering deposits and making loans. Like many financial institutions, SHUSA actively encourages its directors and the companies which they control and/or are otherwise affiliated with to maintain their banking business with the Bank, rather than with a competitor.

In addition, the Bank provides certain other banking services to its directors and entities with which they are affiliated. In each case, these services are provided in the ordinary course of the Bank's business and on substantially the same terms as those prevailing at the time for comparable transactions with others.

As part of its banking business, the Bank also extends loans to directors, executive officers and employees of SHUSA and the Bank and their respective subsidiaries. Such loans are provided in the ordinary course of the Bank’s business, are on substantially the same general terms (including interest rates, collateral and repayment terms) as, and follow credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with others not affiliated with the Bank and do not involve more than the normal risk of collectability. As permitted by Regulation O, certain loans to directors and employees of SHUSA and the Bank, including SHUSA’s executive officers, are priced at up to a 1% discount to market and require no application fee, but contain no other terms different than terms available in comparable transactions with non-employees. The 1% discount is discontinued when an employee terminates his or her employment with SHUSA or the Bank. No such loans have been non-accrual, past due, restructured, or potential problem loans. Such loans to SHUSA’s directors and executive officers consist of:

•
A fixed-rate first mortgage loan to Marcelo Brutti, an executive officer during 2014, in the original principal amount of $631,200. The current interest rate on this loan is 2.875%. For 2014, the highest outstanding balance was $631,200, and the balance outstanding at December 31, 2014 was $631,200. Mr Brutti paid $0 in principal and $750 in interest on this loan in 2014.

•
A fixed-rate first mortgage loan to David Chaos, an executive officer during 2014, in the original principal amount of $700,000. The current interest rate on this loan is 2.375%. For 2014, the highest outstanding balance was $697,327 and the balance outstanding at December 31, 2014 was $484,587. Mr. Chaos paid $212,740 in principal and $12,058 in interest on this loan in 2014.

•	A line of credit to Mr. Chaos in the original principal amount of $532,000. The interest rate on this line is 2.24%. The balance outstanding on this line at December 31, 2014 was $0.

•
An adjustable rate first mortgage loan to Alfonso de Castro, an executive officer, in the original principal amount of $950,000. The current interest rate on this loan is 2.375%. For 2014, the highest outstanding balance was $946,181, and the balance outstanding at December 31, 2014 was $899,762. Mr. de Castro paid $46,419 in principal and $21,969 in interest on this loan in 2014. For 2013, the highest outstanding balance was $950,000, and the balance outstanding at December 31, 2013 was $946,181. Mr. de Castro paid $3,819 in principal and $3,196 in interest on this loan in 2013.

•
A fixed-rate first mortgage loan to Mr. de Las Heras, one of our directors, in the original principal amount of $400,000. The interest rate on this loan is 3.99%. For 2014, the highest outstanding balance was $366,599, and the balance outstanding at December 31, 2014 was $356,309. Mr. de Las Heras paid $10,290 in principal and $14,440 in interest on this loan in 2014. For 2013, the highest outstanding balance was $374,684, and the balance outstanding at December 31, 2013 was $366,599. Mr. de Las Heras paid $8,085 in principal and $14,803 in interest on this loan in 2013. For 2012, the highest outstanding balance was $382,453, and the balance outstanding at December 31, 2012 was $374,684. Mr. de Las Heras paid $7,769 in principal and $15,119 in interest on this loan in 2012.

•
A fixed-rate first mortgage loan to Mr. de Las Heras in the original principal amount of $255,000. The interest rate on this loan is 2.375%. For 2014, the highest outstanding balance was $242,617, and the balance outstanding at December 31, 2014 was $236,419. Mr. de Las Heras paid $6,198 in principal and $5,695 in interest on this loan in 2014. For 2013, the highest outstanding balance was $255,000, and the balance outstanding at December 31, 2013 was $242,617. Mr. de Las Heras paid $12,383 in principal and $5,126 in interest on this loan in 2013.

•
A fixed-rate first mortgage loan to Kenneth Goldman, an executive officer, in the original principal amount of $824,000. The interest rate on this loan is 2.875%. For 2014, the highest outstanding balance was $801,965, and the balance outstanding at December 31, 2014 was $782,217. Mr. Goldman paid $18,207 in principal and $22,818 in interest on this loan in 2014. For 2013, the highest outstanding balance was $819,656, and the balance outstanding at December 31, 2013 was $801,965. Mr. Goldman paid $17,691 in principal and $23,333 in interest on this loan in 2013. For 2012, the highest outstanding balance was $824,000, and the balance outstanding at December 31, 2012 was $819,656. Mr. Goldman paid $4,344 in principal and $6,439 in interest on this loan in 2012.

•
An adjustable rate first mortgage loan to Carol Hunley, an executive officer, in the original principal amount of $926,400. The current interest rate on this loan is 1.625%. For 2014, the highest outstanding balance was $883,857, and the balance outstanding at December 31, 2014 was $858,999. Ms. Hunley paid $24,859 in principal and $14,178 in interest on this loan in 2014. For 2013, the highest outstanding balance was $908,315, and the balance outstanding at December 31, 2013 was $883,857. Ms. Hunley paid $24,458 in principal and $14,579 in interest on this loan in 2013. For 2012, the highest outstanding balance was $926,400, and the balance outstanding at December 31, 2012 was $908,315. Ms. Hunley paid $18,085 in principal and $11,237 in interest on this loan in 2012.

•
An adjustable rate first mortgage loan to Federico Papa, an executive officer, in the original principal amount $995,000. The current interest rate on this loan is 2.00%. For 2014, the highest outstanding balance was $953,967, and the balance outstanding at December 31, 2014 was $928,682. Mr. Papa paid $25,284 in principal and $18,848 in interest on this loan in 2014. For 2013, the highest outstanding balance was $978,750, and the balance outstanding at December 31, 2013 was $953,967. Mr. Papa paid $24,784 in principal and $19,349 in interest on this loan in 2013. For 2012, the highest outstanding balance was $995,000, and the balance outstanding at December 31, 2012 was $978,750. Mr. Papa paid $16,250 in principal and $13,172 in interest on this loan in 2012.

•
A fixed-rate first mortgage loan to Mr. Pfirrman in the original principal amount of $240,000. The interest rate on this loan is 2.29%. For 2014, the highest outstanding balance was $232,380, and the balance outstanding at December 31, 2014 was $218,239. Mr. Pfirrman paid $14,141 in principal and $5,174 in interest on this loan in 2014. For 2013, the highest outstanding balance was $245,000, and the balance outstanding at December 31, 2013 was $232,380. Mr. Pfirrman paid $12,620 in principal and $4,587 in interest on this loan in 2013.

•
An adjustable rate first mortgage loan to Mr. Sabater, an executive officer, in the original principal amount of $545,000. The current interest rate on this loan is 1.875%. For 2014, the highest outstanding balance was $414,343, and the balance outstanding at December 31, 2014 was $398,207. Mr. Sabater paid $16,136 in principal and $7,631 in interest on this loan in 2014. For 2013, the highest outstanding balance was $477,695, and the balance outstanding at December 31, 2013 was $414,343. Mr. Sabater paid $63,352 in principal and $8,414 in interest on this loan in 2013. For 2012, the highest outstanding balance was $539,871, and the balance outstanding at December 31, 2012 was $477,695. Mr. Sabater paid $62,176 in principal and $9,590 in interest on this loan in 2012.

•
A fixed-rate first mortgage loan to Alberto Sanchez, one of our directors, in the original principal amount of $341,000. The interest rate on this loan is 3.875%. For 2014, the highest outstanding balance was $262,350, and the balance outstanding at December 31, 2014 was $247,334. Mr. Sanchez paid $15,015 in principal and $9,950 in interest on this loan in 2014. For 2013, the highest outstanding balance was $285,769, and the balance outstanding at December 31, 2013 was $262,350. Mr. Sanchez paid $23,419 in principal and $11,470 in interest on this loan in 2013. For 2012, the highest outstanding balance was $309,282, and the balance outstanding at December 31, 2012 was $285,769. Mr. Sanchez paid $23,514 in principal and $11,392 in interest on this loan in 2012.

•
A fixed-rate first mortgage loan to Lisa VanRoekel, an executive officer, in the original principal amount of $400,000. The interest rate on this loan is 2.50%. For 2014, the highest outstanding balance was $0, and the balance outstanding at December 31, 2014 was $358,009. Ms. VanRoekel paid $24,423 in principal and $9,923 in interest on this loan in 2014.

Approval of Related Party Transactions

SHUSA's policies require that all related person transactions be reviewed for compliance and applicable banking and securities laws and be approved by, or approved pursuant to procedures approved by, the Bank's “Business Activities Committee.” Moreover, SHUSA's policies require that all material transactions be approved by SHUSA's Board or the Bank's Board.

Director Independence

As noted elsewhere in this Form 10-K, on January 30, 2009, SHUSA became a wholly-owned subsidiary of Santander. As a result, all of SHUSA's voting common equity securities are owned by Santander and are no longer listed on the NYSE. However, the depository shares of SHUSA's Series C non-cumulative preferred stock continue to be listed on the NYSE. In accordance with the NYSE rules, because SHUSA does not have common equity securities but rather only preferred and debt securities listed on the NYSE, the SHUSA Board is not required to have a majority of “independent” directors. Nevertheless, this Item 13 requires SHUSA to identify each director that is “independent” using a definition of independence of a national securities exchange, such as the NYSE's listing standards (to which SHUSA is not currently subject). Based on the foregoing, although the SHUSA Board has not made a formal determination on the matter, under current NYSE listing standards (to which SHUSA is not currently subject), SHUSA believes that Directors Ryan, de Las Heras, Ferriss, Hamill, Heard, Soto and Schoellkopf would be independent under such standards.

ITEM 14 - PRINCIPAL ACCOUNTING FEES AND SERVICES

Fees of the Independent Auditor

The following tables set forth the aggregate fees for services rendered to the Company, for the fiscal year ended December 31, 2014 by our principal accounting firm, Deloitte & Touche LLP.

Fiscal Year Ended December 31, 2014
Audit Fees	$5,775,781
Audit-Related Fees	1,815,600
Tax Fees	154,000
All Other Fees	949,300
Total Fees	$8,694,681

Audit fees in 2014 included fees associated with the annual audit of the financial statements and the audit of internal control over financial reporting of the Company, the reviews of the Quarterly Reports on Form 10-Q, and certain accounting consultations.

Audit-related fees in 2014 principally included audits of employee benefit plans, audits of separate subsidiary financial statements required by their formation agreements, attestation reports required under services agreements, consent to use its report in connection with various documents filed with the SEC, and comfort letters issued to underwriters for securities offerings.

Tax fees in 2014 included tax compliance, tax advice and tax planning.

The following tables set forth the aggregate fees for services rendered to the Company for the fiscal year ended December 31, 2013 by our principal accounting firm, Deloitte & Touche LLP.

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

The increase in audit fees from 2014 to 2013 primarily represents the additional services required in connection with the Change in Control and additional audit procedures related to that transaction. The decrease in tax fees year over year represents the removal of the one-time FATCA implementation services provided in 2013.

Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services by Independent Auditor

During 2014 SHUSA’s Audit Committee pre-approved audit and non-prohibited, non-audit services provided by the independent auditor after its appointment as such. These services may have included audit services, audit-related services, tax services and other services. The Audit Committee adopted a policy for the pre-approval of services provided by the independent auditor. Under the policy, pre-approval was generally provided for up to one year and any pre-approval was detailed as to the particular service or category of services and was subject to a specific budget. In addition, the Audit Committee may also have pre-approved particular services on a case-by-case basis. For each proposed service, the Audit Committee received detailed information sufficient to enable it to pre-approve and evaluate such service. The Audit Committee may have delegated pre-approval authority to one or more of its members. Any pre-approval decision made under delegated authority was communicated to the Audit Committee at or before its next scheduled meeting. There were no waivers by the Audit Committee of the pre-approval requirement for permissible non-audit services in 2014.

PART IV

ITEM 15 - EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)

1. Financial Statements.

The following financial statements are filed as part of this report:

Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income
Consolidated Statements of Stockholder's Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

Audited consolidated financial statements of SCUSA of December 31, 2014 and 2013 and for each of the three years in the period ended December 31, 2014 are filed with this Report as Exhibit 99.2 and incorporated herein by reference.

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

(21.1)	Subsidiaries of Registrant (Filed herewith)

(23.1)	Consent of Deloitte & Touche LLP (Santander Holdings USA, Inc.) (Filed herewith)

(23.2)	Consent of Deloitte & Touche LLP (Santander Consumer USA Holdings Inc.) (Filed herewith)

(31.1)	Chief Executive Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(31.2)	Chief Financial Officer certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(31.3)	Comptroller certification pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(32.1)	Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(32.2)	Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(32.3)	Comptroller certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Filed herewith)

(99.1)	Santander Consumer USA Holdings Inc Form 10 - K as of December 31, 2014 and 2013 and for the years ended December 31, 2014, 2013, and 2012.

(101)	Interactive Data File (XBRL). (Filed herewith)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SANTANDER HOLDINGS USA, INC. (Registrant)
Date:	March 18, 2015	/s/ Scott E. Powell
Scott E. Powell
President and Chief Executive Officer (Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Scott E. Powell Scott E. Powell	Director, President Chief Executive Officer (Principal Executive Officer)	March 18, 2015

/s/ Gerald P. Plush Gerald P. Plush	Senior Executive Vice President Chief Financial Officer(Principal Financial Officer)	March 18, 2015
/s/ Guillermo Sabater Guillermo Sabater	Senior Executive Vice President Comptroller	March 18, 2015

/s/ T. Timothy Ryan T. Timothy Ryan	Director Chairman of the Board	March 18, 2015

/s/ Román Blanco Román Blanco	Director	March 18, 2015

/s/ Thomas G. Dundon Thomas G. Dundon	Director	March 18, 2015

/s/ Stephen Ferriss Stephen Ferriss	Director	March 18, 2015

/s/ Gonzalo de Las Heras Gonzalo de Las Heras	Director	March 18, 2015

/s/ John Hamill John Hamill	Director	March 18, 2015

/s/ Marian L. Heard Marian L. Heard	Director	March 18, 2015

/s/ Alberto Sánchez Alberto Sánchez	Director	March 18, 2015

/s/ Wolfgang Schoellkopf Wolfgang Schoellkopf	Director	March 18, 2015

/s/ Manuel Soto Manuel Soto	Director	March 18, 2015

/s/ Juan Guitard Juan Guitard	Director	March 18, 2015