Form 10-Q
period 2015-03-31
Santander Holdings USA, Inc.
filed 2015-05-13
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐. No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2015
Common Stock (no par value)	530,391,043 shares

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

•
the impact of changes in financial services policies, laws and regulations, including laws, regulations and policies concerning taxes, banking, capital, liquidity, proper accounting treatment, securities and insurance, the applications and interpretations thereof by regulatory bodies and the impact of changes in and interpretations of generally accepted accounting principles in the United States of America ("GAAP");

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

ABS: Asset-backed securities	GAAP: Accounting principles generally accepted in the United States of America
ACL: Allowance for credit losses	GBM: Global Banking & Markets and Large Corporate Banking
Alt-A: Loans originated through brokers outside the Bank's geographic footprint, often lacking full documentation	GSE: Government-sponsored entities
ASC: Accounting Standards Codification	IHC: U.S. intermediate holding company
ASU: Accounting Standards Update	IHC Implementation Plan: Plan for meeting the requirements of the Final Rule
Bank: Santander Bank, National Association	IPO: Initial public offering
BHC: Bank holding company	IRS: Internal Revenue Service
BOLI: Bank-owned life insurance	ISDA: International Swaps and Derivatives Association, Inc.
Brokers: Independent parties	LCR: Liquidity coverage ratio
CBP: Citizens Bank of Pennsylvania	LHFS: Loans held-for-sale
CCAR: Comprehensive Capital Analysis and Review	LIBOR: London Interbank Offered Rate
CD: Certificate(s) of deposit	LIHTC: Low Income Housing Tax Credit Investment
CEVF: Commercial equipment vehicle funding	LTV: Loan-to-value
CET1: Common equity tier 1	MBS: Mortgage-backed securities
CFPB: Consumer Financial Protection Bureau	MD&A: Management's Discussion and Analysis of Financial Condition and Results of Operations
Change in Control: First quarter 2014 change in control and consolidation of SCUSA	MSR: Mortgage servicing right
Chrysler Agreement: Ten-year private label financing agreement with the Chrysler Group signed by SCUSA	MVE: Market value of equity
Chrysler Capital: trade name used in providing services under the Chrysler Agreement.	NCI: Non-controlling interest
Chrysler Group: Chrysler Group LLC (FCA US LLC as of December 14, 2014)	NPL: Non-performing loans
CID: Civil investigative demand	NSFR: Net stable funding ratio
CLO: Collateralized loan obligations	OCC: Office of the Comptroller of the Currency
CLTV: Combined loan-to-value	OEM: Original equipment manufacturer
CODM: Chief Operating Decision Maker	OIS: Overnight indexed swap
Company: Santander Holdings USA, Inc.	Order: OCC consent order signed by SBNA on January 26, 2012 which replaced a prior order signed by the Bank and other parties with the OTS.
Consent Order: Consent order signed by the Bank with the OCC on April 17, 2015 that resolved issues related to the sale and servicing of the identify theft protection product.	OREO: Other real estate owned
CPR: Changes in anticipated loan prepayment rates	OTS: Office of Thrift Supervision
DCF: Discounted cash flow	OTS Order: Consent order signed by the Bank and other parties with the OTS on April 13, 2011 resolving certain of the Bank's and other parties' foreclosure activities.
DDFS: Dundon DFS LLC	REIT: Real estate investment trust
DFA: Dodd-Frank Wall Street Reform and Consumer Protection Act	OTTI: Other-than-temporary impairment
DOJ: Department of Justice	RV: Recreational vehicle
DOJ Order: Consent order signed by SCUSA with the DOJ on February 25, 2015 that resolved claims related to certain of SCUSA's repossession and collection activities.	S&P: Standard & Poor's
DTI: Debt-to-income	Santander: Banco Santander, S.A.
ECOA: Equal Credit Opportunity Act	Santander NY: New York branch of Banco Santander, S.A.
EPS: Enhanced Prudential Standards	Santander UK: Santander UK plc

Exchange Act: Securities Exchange Act of 1934, as amended	SCF: Statement of Cash Flows
FASB: Financial Accounting Standards Board	SCRA: Servicemember Civil Relief Act
FBO: Foreign banking organization	SCUSA: Santander Consumer USA Holdings Inc. and its subsidiaries
FDIC: Federal Deposit Insurance Corporation	SCUSA Common Stock: Common shares of SCUSA
Federal Reserve: Board of Governors of the Federal Reserve System	SEC: Securities and Exchange Commission
FHLB: Federal Home Loan Bank	Securities Act: Securities Act of 1933, as amended
FHLMC: Federal Home Loan Mortgage Corporation	SHUSA: Santander Holdings USA, Inc.
FICO: Fair Isaac Corporation® credit scoring model	SPE: Special purpose entity
Final Rule: Rule implementing certain of the EPS mandated by Section 165 of the DFA	Sponsor Holdings: Sponsor Auto Finance Holding Series LP
FNMA: Federal National Mortgage Association	SUBI: Special unit of beneficial interest (in a titling trust used to finance leases)
FOMC: Federal Open Market Committee	TDR: Troubled debt restructuring
FRB: Federal Reserve Bank	Trusts: Securitization trusts
FVO: Fair value option	VIE: Variable interest entity

PART 1- FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2015	December 31, 2014
	(in thousands)
ASSETS
Cash and cash equivalents	$1,929,006	$2,234,725
Investment securities:
Available-for-sale at fair value	18,429,023	15,908,078
Trading securities	—	833,936
Other investments	853,657	816,991
Loans held for investment (1) (5)	78,520,165	76,032,562
Allowance for loan losses (5)	(2,493,240)	(2,108,817)
Net loans held for investment	76,026,925	73,923,745
Loans held-for-sale (2)	1,361,895	260,252
Premises and equipment, net (3)	840,250	854,671
Leased vehicles, net (5)	7,073,755	6,638,115
Accrued interest receivable (5)	547,789	559,962
Equity method investments	195,078	227,991
Goodwill	8,892,011	8,892,011
Intangible assets	718,681	735,488
Bank-owned life insurance	1,698,261	1,686,491
Restricted cash (5)	2,801,427	2,024,838
Other assets (4) (5)	1,880,248	2,860,121
TOTAL ASSETS	$123,248,006	$118,457,415
LIABILITIES
Accrued expenses and payables	$1,332,508	$1,902,278
Deposits and other customer accounts	54,368,932	52,474,007
Borrowings and other debt obligations (5)	42,813,441	39,709,653
Advance payments by borrowers for taxes and insurance	222,721	167,670
Deferred tax liabilities, net	1,030,676	1,025,948
Other liabilities	660,396	673,764
TOTAL LIABILITIES	100,428,674	95,953,320
STOCKHOLDER'S EQUITY
Preferred stock (no par value; $25,000 liquidation preference; 7,500,000 shares authorized; 8,000 shares outstanding at March 31, 2015 and at December 31, 2014)	195,445	195,445
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 and 530,391,043 shares outstanding at March 31, 2015 and at December 31, 2014, respectively)	14,730,156	14,729,609
Accumulated other comprehensive loss	(44,920)	(96,410)
Retained earnings	3,869,581	3,714,642
TOTAL SHUSA STOCKHOLDER'S EQUITY	18,750,262	18,543,286
Noncontrolling interest	4,069,070	3,960,809
TOTAL STOCKHOLDER'S EQUITY	22,819,332	22,504,095
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$123,248,006	$118,457,415

(1) Loans held for investment includes $676.1 million and $845.9 million of loans recorded at fair value at March 31, 2015 and December 31, 2014, respectively.
(2) Recorded at the fair value option ("FVO") or lower of cost or fair value.
(3) Net of accumulated depreciation of $691.2 million and $638.0 million at March 31, 2015 and December 31, 2014, respectively.
(4) Includes Mortgage Servicing Rights ("MSRs") of $135.5 million and $145.0 million at March 31, 2015 and December 31, 2014, respectively, for which the Company has elected the FVO.
(5) The Company has interests in certain securitization trusts ("Trusts") that are considered variable interest entities ("VIEs") for accounting purposes. The Company consolidates VIEs where it is deemed the primary beneficiary. See Note 7 to these Condensed Consolidated Financial Statements for additional information.
See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Month Period Ended March 31,
	2015	2014
	(in thousands)
INTEREST INCOME:
Loans	$1,834,559	$1,334,520
Interest-earning deposits	1,762	1,995
Investment securities:
Available-for-sale	77,638	61,584
Other investments	19,068	8,107
TOTAL INTEREST INCOME	1,933,027	1,406,206
INTEREST EXPENSE:
Deposits and other customer accounts	63,393	48,947
Borrowings and other debt obligations	215,475	185,154
TOTAL INTEREST EXPENSE	278,868	234,101
NET INTEREST INCOME	1,654,159	1,172,105
Provision for credit losses	872,184	335,330
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	781,975	836,775
NON-INTEREST INCOME:
Consumer fees	98,039	82,964
Commercial fees	42,685	42,970
Mortgage banking income, net	17,863	12,947
Equity method investments income/(loss), net	(7,354)	19,642
Bank-owned life insurance	12,956	14,182
Lease income	398,385	115,402
Miscellaneous income	93,266	142,666
TOTAL FEES AND OTHER INCOME	655,840	430,773
Gain on Change in Control	—	2,428,539
Net gain on sale of investment securities	9,557	1,944
Net gain recognized in earnings	9,557	2,430,483
TOTAL NON-INTEREST INCOME	665,397	2,861,256
GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	319,852	318,959
Occupancy and equipment expenses	129,166	119,203
Technology expense	42,089	40,270
Outside services	48,399	35,959
Marketing expense	14,341	14,100
Loan expense	105,431	69,137
Lease expense	321,958	88,611
Other administrative expenses	68,460	52,275
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,049,696	738,514
OTHER EXPENSES:
Amortization of intangibles	16,806	13,715
Deposit insurance premiums and other expenses	15,809	14,417
Loss on debt extinguishment	—	3,635
Investment expense on qualified affordable housing projects	49	—
TOTAL OTHER EXPENSES	32,664	31,767
INCOME BEFORE INCOME TAXES	365,012	2,927,750
Income tax provision	112,973	1,050,107
NET INCOME INCLUDING NONCONTROLLING INTEREST	252,039	1,877,643
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	93,450	107,740
NET INCOME	$158,589	$1,769,903
See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three-Month Period Ended March 31,
	2015	2014
	(in thousands)
NET INCOME INCLUDING NONCONTROLLING INTEREST	$252,039	$1,877,643
OTHER COMPREHENSIVE INCOME, NET OF TAX
Net unrealized (losses)/gains on cash flow hedge derivative financial instruments, net of tax	(15,115)	7,760
Net unrealized gains on available-for-sale investment securities, net of tax	65,990	82,861
Pension and post-retirement actuarial gain, net of tax	615	562
TOTAL OTHER COMPREHENSIVE INCOME, NET OF TAX	51,490	91,183
COMPREHENSIVE INCOME	$303,529	$1,968,826
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	$93,450	$107,740
COMPREHENSIVE INCOME	$210,079	$1,861,086

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2015 AND 2014
(Unaudited)
(in thousands)

	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, December 31, 2013	520,307	$195,445	$12,209,816	$(254,368)	$1,394,090	$—	$13,544,983
Comprehensive income/(loss)	—	—	—	91,183	1,769,903	—	1,861,086
SCUSA Change in Control(1)			—			3,693,435	3,693,435
Issuance of common stock	10,000		2,500,000			—	2,500,000
Stock issued in connection with employee benefit and incentive compensation plans	—	—	242	—	—		242
Dividends paid on preferred stock	—	—	—	—	(3,650)	—	(3,650)
Balance, March 31, 2014	530,307	$195,445	$14,710,058	$(163,185)	$3,160,343	$3,693,435	$21,596,096
(1) Refer to Note 3 to the Condensed Consolidated Financial Statements for further discussion.

	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, December 31, 2014	530,391	$195,445	$14,729,609	$(96,410)	$3,714,642	$3,960,809	$22,504,095
Comprehensive income/(loss)	—	—	—	51,490	158,589	—	210,079
Net Income Attributable to Noncontrolling Interest						93,450	93,450
Impact of SCUSA Stock Option Activity						14,811	14,811
Stock issued in connection with employee benefit and incentive compensation plans			547				547
Dividends paid on preferred stock					(3,650)		(3,650)
Balance, March 31, 2015	530,391	$195,445	$14,730,156	$(44,920)	$3,869,581	$4,069,070	$22,819,332

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three-Month Period Ended March 31,
	2015	2014
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interest	$252,039	$1,877,643
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on SCUSA Change in Control	—	(2,291,003)
Net gain on sale of SCUSA shares	—	(137,536)
Gain on sale of branches	—	(10,648)
Provision for credit losses	872,184	335,330
Deferred taxes	467	800,165
Depreciation, amortization and accretion	71,671	(34,914)
Net gain on sale of loans	(14,501)	(37,471)
Net gain on sale of investment securities	(9,557)	(1,944)
Net gain on sale of leased vehicles	(10,847)	—
Loss on debt extinguishment	—	3,635
Net loss on real estate owned and premises and equipment	364	689
Stock-based compensation	4,622	2,707
Equity (earnings)/loss on equity method investments	7,354	(19,642)
Originations of loans held-for-sale, net of repayments	(1,190,069)	(831,266)
Proceeds from sales of loans held-for-sale	905,354	1,176,991
Purchases of trading securities	(390,192)	—
Proceeds from sales of trading securities	823,801	—
Net change in:
Other assets and bank-owned life insurance	445,757	(263,146)
Other liabilities	9,218	500,115
Other	—	(790)
NET CASH PROVIDED BY OPERATING ACTIVITIES	1,777,665	1,068,915

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available-for-sale investment securities	1,010,515	88,113
Proceeds from prepayments and maturities of available-for-sale investment securities	827,886	630,324
Purchases of available-for-sale investment securities	(3,940,818)	(600,812)
Proceeds from sales of other investments	140,949	154,126
Purchases of other investments	(153,034)	(70,675)
Net change in restricted cash	(775,768)	(126,404)
Proceeds from sales of loans held for investment	410,930	674,777
Proceeds from the sales of equity method investments	14,988	—
Distributions from equity method investments	1,050	1,936
Contributions to equity method investments	—	(18,459)
Purchases of loans held for investment	(57,886)	(994,166)
Net change in loans other than purchases and sales	(3,969,146)	(2,539,324)
Purchases of leased vehicles	(1,531,304)	(807,135)
Proceeds from the sale of leased vehicles	586,664	9,451
Manufacturer incentives	309,458	165,581
Proceeds from sales of real estate owned and premises and equipment	23,188	246,127
Purchases of premises and equipment	(39,984)	(97,285)
Cash collateral paid on derivatives	—	(18,795)
Net cash transferred on the sale of branches	—	(151,286)
Proceeds from sale of SCUSA shares	—	320,145
Cash acquired in SCUSA Change in Control	—	11,076
NET CASH USED IN BY INVESTING ACTIVITIES	(7,142,312)	(3,122,685)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	1,894,927	797,918
Net change in short-term borrowings	(3,400,000)	(1,181,401)
Net proceeds from long-term borrowings	11,948,200	6,552,549
Repayments of long-term borrowings	(9,059,761)	(5,865,577)
Proceeds from FHLB advances (with maturities greater than 90 days)	3,750,000	—
Repayments of FHLB advances (with maturities greater than 90 days)	(135,000)	(813,635)
Net change in advance payments by borrowers for taxes and insurance	55,051	71,364
Cash dividends paid to preferred stockholders	(3,650)	(3,650)
Proceeds from the issuance of common stock	9,161	1,754,827
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,058,928	1,312,395

NET DECREASE IN CASH AND CASH EQUIVALENTS	(305,719)	(741,375)
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,234,725	4,226,947
CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,929,006	$3,485,572

SUPPLEMENTAL DISCLOSURES
Income taxes paid/(received), net	$(237,980)	$258,501
Interest paid	284,258	(29,895)

NON-CASH TRANSACTIONS(1)
Loans transferred to other real estate owned	9,628	13,816
Loans transferred to repossessed vehicles	18,170	238,013
Loans transferred from held for investment to held for sale, net	848,137	—
Conversion of debt to common equity	—	750,000
Liquidation of common equity securities	—	24,742
(1) The first quarter 2014 change in control and consolidation of SCUSA (the "Change in Control") was accounted for as a non-cash transaction. See Note 3 to the Condensed Consolidated Financial Statements for detail on the Change in Control.

See accompanying notes to unaudited Condensed Consolidated Financial Statements

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Introduction

SHUSA is the parent company of Santander Bank, National Association, (the "Bank"), a national banking association, and Santander Consumer USA Holdings Inc. (together with its subsidiaries, "SCUSA"), a consumer finance company focused on vehicle finance and personal lending products. SHUSA is headquartered in Boston, Massachusetts and the Bank's main office is in Wilmington, Delaware. SHUSA is a wholly-owned subsidiary of Banco Santander, S.A. ("Santander").

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

SCUSA has a controlling interest in Santander Consumer USA Inc., which is headquartered in Dallas, Texas, and is a full-service, technology-driven consumer finance company focused on vehicle finance and personal lending products.

On January 22, 2014, SCUSA's registration statement for an initial public offering ("IPO") of shares of its common stock (the “SCUSA Common Stock”), was declared effective by the Securities and Exchange Commission (the "SEC"). Prior to the IPO, the Company owned approximately 65% of the shares of SCUSA's common stock.

On January 28, 2014, the IPO was closed, and certain stockholders of SCUSA, including the Company and Sponsor Auto Finance Holdings Series LP ("Sponsor Holdings"), sold 85,242,042 shares of SCUSA Common Stock. Immediately following the IPO, the Company owned approximately 61% of the shares of SCUSA Common Stock. In connection with these sales, certain board representation, governance and other rights granted to Dundon DFS, LLC ("DDFS") and Sponsor Holdings were terminated as a result of the reduction in DDFS and Sponsor Holdings’ collective ownership of shares of SCUSA Common Stock below certain ownership thresholds, causing the Change in Control.

Prior to the Change in Control, the Company accounted for its investment in SCUSA under the equity method. Following the Change in Control, the Company consolidated the financial results of SCUSA in the Company’s Consolidated Financial Statements. The Company’s consolidation of SCUSA is treated as an acquisition of SCUSA by the Company in accordance with Accounting Standards Codification ("ASC") 805 - Business Combinations (ASC 805). SCUSA Common Stock is now listed for trading on the New York Stock Exchange under the trading symbol "SC".

See Note 3 to the Consolidated Financial Statements for a detailed discussion of the Company's consolidation of SCUSA in accordance with ASC 805.

Basis of Presentation

These Condensed Consolidated Financial Statements include the accounts of the Company and its subsidiaries, including the Bank, SCUSA, and certain special purpose financing trusts utilized in financing transactions which are considered VIEs. The Company consolidates VIEs for which it is deemed the primary beneficiary. The Condensed Consolidated Financial Statements have been prepared by the Company, without audit, pursuant to SEC regulations. All intercompany balances and transactions have been eliminated in consolidation. Additionally, where applicable, the Company's accounting policies conform to the accounting and reporting guidelines prescribed by bank regulatory authorities. However, in the opinion of management, the accompanying unaudited Condensed Consolidated Financial Statements reflect all adjustments of a normal and recurring nature necessary to present fairly the Condensed Consolidated Balance Sheets, Condensed Statements of Operations, Condensed Statements of Comprehensive Income, Condensed Statements of Stockholder's Equity and Condensed Statements of Cash Flows for the periods indicated, and contain adequate disclosure to make the information presented not misleading.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Reclassifications and Corrections to Previously Reported Amounts

Certain prior year amounts have been reclassified to conform to the current year presentation. These reclassifications did not have an impact on our consolidated financial condition or results of operations.

We have made certain corrections to the March 31, 2014 Condensed Consolidated Statements of Cash Flows and Note 5. The Company identified and corrected immaterial classification errors related to long-term borrowing repayments and short-term borrowings reported within cash flows in financing activities. These changes resulted in decreased total cash provided by operating activities and decreased total cash used in investing activities by an equal and offsetting amount. There was no net impact to cash provided by financing activities. The reclassification errors did not impact the net change in cash and cash equivalents, total cash and cash equivalents, net income, or any other operating measure.

The corrections to Note 5 related to the components of troubled debt restructuring activities for the three-month period ended March 31, 2014. The corrections do not affect the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income for the three month period ended March 31, 2015 and 2014, Condensed Consolidated Statements of Stockholder's Equity for the three-month period ended March 31, 2015 and 2014, or Condensed Consolidated Balance Sheets at March 31, 2015.

Significant Accounting Policies

Management identified accounting for consolidation, business combinations, the allowance for loan losses and the reserve for unfunded lending commitments, goodwill, derivatives and hedge activities, and income taxes as the Company's most critical accounting policies and estimates, in that they are important to the portrayal of the Company's financial condition and results of operations and require management's most difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are inherently uncertain. These Condensed Consolidated Financial Statements should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

As of March 31, 2015, with the exception of the items noted in the section "Changes in Accounting Policies" below, there have been no significant changes to the Company's accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2014.

Changes in Accounting Policies

During the first quarter of 2015, the Company adopted the following Financial Accounting Standards Board (the "FASB") Accounting Standards Updates ("ASUs"), none of which had a material impact to the Company's Condensed Consolidated Balance Sheet or Condensed Consolidated Statement of Operations:

•
The Company adopted the FASB ASU 2014-01, Investments - Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Qualified Affordable Housing Projects, which allows an entity to make an accounting policy election to account for its investments in qualified affordable housing projects using the proportional amortization method, if certain conditions are met. Under this method, an investor would amortize the cost of its investments in proportion to the tax credits and other tax benefits received and will recognize the amortization, net of tax credits and other tax benefits, in the income statement as a component of income tax expense. This ASU is required to be adopted on a retrospective basis for all periods presented. The adoption of this ASU did not have a material effect to the Company’s prior periods’ consolidated financial statements to warrant retrospective application. The cumulative effect of the adoption was recognized in the first quarter of 2015 and was not material to the Company’s condensed consolidated financial statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

•
The Company adopted FASB ASU 2014-04, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40) - Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure, on a prospective basis. Under this ASU, an in-substance repossession or foreclosure occurs when the creditor obtains legal title to the residential real estate property or the borrower conveys all interest in the residential real estate property to the creditor to satisfy the loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. The Company’s adoption of this ASU did not have a material effect on its condensed consolidated financial statements.

•
The Company adopted FASB ASU 2014-14, Receivables - Troubled Debt Restructurings by Creditors (Subtopic 310-40): Classification of Certain Government-Guaranteed Mortgage Loans upon Foreclosure. This ASU requires that a government-guaranteed mortgage loan be de-recognized, and that a separate other receivable be recognized, upon foreclosure if the three criteria identified in the ASU are met. Upon foreclosure and meeting the three criteria, the separate other receivable should be measured based on the amount of the loan balance (principal and interest) that is expected to be recovered from the guarantor. The Company’s adoption of this ASU did not have a material effect on its condensed consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The most significant estimates pertain to consolidation, fair value measurements, allowance for loan and lease losses and reserve for unfunded lending commitments, estimates of expected residual values of leased vehicles subject to operating leases, goodwill, derivatives and hedge activities, and income taxes. Actual results may differ from the estimates, and the differences may be material to the Condensed Consolidated Financial Statements.

Subsequent Events

The Company evaluated events from the date of the Condensed Consolidated Financial Statements on March 31, 2015 through the issuance of these Condensed Consolidated Financial Statements and has determined that there have been no material events that would require recognition in its Condensed Consolidated Financial Statements or disclosure in the Notes to the Condensed Consolidated Financial Statements for the quarter ended March 31, 2015 other than the transaction disclosed within Note 10 and 17 of these Condensed Consolidated Financial Statements.

NOTE 2. RECENT ACCOUNTING DEVELOPMENTS

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606), superseding the revenue recognition requirements in ASC 605. This ASU requires an entity to recognize revenue for the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendment includes a five-step process to assist an entity in achieving the main principle(s) of revenue recognition under ASC 605. The amendment will be effective for the Company for the first annual period ending after December 15, 2016, including interim periods within that reporting period. On April 29, 2015, the FASB voted to propose a one-year deferral for the effective date of the amendment. If approved following the 30-day comment period, the amendment would be effective for the Company for the first annual period ending after December 15, 2017. The amendment should be applied retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Early adoption of the guidance is not permitted. The Company is currently evaluating the impact of adopting this ASU on its financial position, results of operations and disclosures.

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

In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU eliminates the concept of extraordinary items from GAAP, which previously required the separate classification, presentation, and disclosure of extraordinary events and transactions. The amendment will be effective for the Company for the first reporting period ending after December 15, 2015 with early adoption permitted if the guidance is applied from the beginning of the fiscal year of adoption. Adoption of the amendment by the Company can be either on a prospective or retrospective basis. The Company plans to apply this amendment effective for reporting periods beginning after December 15, 2015 and will apply it prospectively as the Company has not reported any extraordinary items in the three prior fiscal years. The Company does not expect the adoption of this ASU to have an impact on its financial position, results of operations, or disclosures.

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 820): Amendments to the Consolidation Analysis. This ASU changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The amendment will be effective for the Company for the first reporting period ending after December 15, 2015, with early adoption permitted if the guidance is applied from the beginning of the fiscal year of adoption. Adoption of the amendment by the Company may be on a retrospective or modified retrospective basis. The Company is in the process of evaluating the impacts of the adoption of this ASU.

In April 2015, the FASB issued ASU 2015-03, Interest- Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU simplifies the presentation of debt issuance costs and requires that debt issuance costs be presented as a deduction from the recognized debt liability, and eliminates prior guidance which required that debt issuance costs be recorded as a deferred charge. This amendment will be effective for the Company for the first reporting period ending after December 15, 2015, with early adoption permitted for financial statements that have not been previously issued. Adoption of the amendment by the Company must be on a retrospective basis. The Company is in the process of evaluating the impacts of the adoption of this ASU.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 3. BUSINESS COMBINATIONS (continued)

The fair value of the non-controlling interest ("NCI") of $3.3 billion and the fair value of the Company's remaining ownership interest in SCUSA of $5.1 billion were determined on the basis of the market price of SCUSA Common Stock on the Change in Control date.

The Company recognized SCUSA’s stock option awards that were outstanding as of the IPO date at fair value, which in aggregate amounted to $369.3 million. The portion of the total fair value of the stock option awards that is attributable to pre-business combination service amounting to $210.2 million represented a NCI in SCUSA as of the IPO date, while $159.1 million of the total amount pertains to the post-business combination portion, which will be recognized as stock compensation expense over the remaining vesting period of the awards in the Company’s post-business combination consolidated financial statements. Of the total $159.1 million, $82.6 million was immediately recognized as stock compensation expense as a result of the acceleration of the vesting of certain of the stock option awards upon the closing of the IPO. The fair value of share option awards were estimated using the Black-Scholes option valuation model. The Company also recognized SCUSA's restricted stock awards that were outstanding as of the IPO date at fair value. These shares of restricted stock were granted to certain SCUSA executives on December 28, 2013 and had an aggregate fair value of approximately $12.0 million as of the IPO date. The grant date fair value was determined based on SCUSA's per share prices as of the IPO closing date.

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

January 28, 2014
(in thousands)
Fair value of loan receivables (1)	$19,870,790
Gross contractual amount of loan receivables (1)	31,410,699
Estimate of contractual cash flows not expected to be collected at acquisition (1)	4,301,586

(1) Fair value of receivables does not include amounts related to the loan receivables - unsecured and loan receivables from dealers due to the short-term and revolving nature of the receivables.

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

(a) The amortization periods of the dealer network range between 7 and 20 years.

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

Proforma Financial Information

The results of SCUSA are included in our results beginning January 28, 2014. The following table summarizes the actual unaudited amounts of Total revenue, net of Total interest expense and Net income including Noncontrolling Interest of SCUSA included in our Condensed Consolidated Financial Statements for the three-month period ended March 31, 2014 and the supplemental pro forma consolidated Total revenue, net of total interest expense and Net income including noncontrolling interest of SHUSA entity for the three-month period ended March 31, 2014 as if the Change in Control had occurred on January 1, 2013. These results include the impact of amortizing certain purchase accounting adjustments such as intangible assets as well as fair value adjustments to loans and issued debt. These pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual consolidated results of operations of SHUSA that would have been achieved had the Change in Control occurred at January 1, 2013, nor are they intended to represent or be indicative of future results of operations.

	SCUSA Amounts Included in Results for Three-Month Period Ended March 31, 2014	Supplemental Pro Forma Combined for the Three- Month Period Ended March 31, 2014 (b)
	(in thousands)

Total Revenue, Net of Total Interest Expense (a)	$1,066,725	$1,930,714
Net Income including Noncontrolling Interest	238,066	105,669

(a) Total Revenue, Net of Total Interest Expense is calculated as the sum of Total Interest Income and Total Non-Interest Income, less Total Interest Expense.
(b) Includes the impact of recording provision for loan losses necessary to bring the retail installment contracts and personal unsecured loans to their expected carrying values considering the required allowance for loan losses on their recorded investment amounts.

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

Investments Available-for-sale

Investment Securities Summary - Available-for-sale

The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of securities available-for-sale at the dates indicated:

	March 31, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
U.S. Treasury and government agency securities	$2,140,641	$13,539	$(16)	$2,154,164
Corporate debt securities	2,106,549	37,399	(4,909)	2,139,039
Asset-backed securities ("ABS")	2,977,387	23,665	(3,167)	2,997,885
Equity securities	10,686	6	(217)	10,475
State and municipal securities	1,421,202	23,544	(2,393)	1,442,353
Mortgage-backed securities:
U.S. government agencies	3,888,253	14,724	(22,512)	3,880,465
FHLMC and FNMA debt securities (1)	5,847,185	36,259	(91,718)	5,791,726
Non-agency securities	12,524	392	—	12,916
Total investment securities available-for-sale	$18,404,427	$149,528	$(124,932)	$18,429,023

(1) Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA")

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
U.S. Treasury and government agency securities	$1,692,838	$2,985	$(56)	$1,695,767
Corporate debt securities	2,159,681	29,630	(6,910)	2,182,401
Asset-backed securities	2,707,207	17,787	(4,591)	2,720,403
Equity securities	10,619	3	(279)	10,343
State and municipal securities	1,790,776	35,071	(2,385)	1,823,462
Mortgage-backed securities:
U.S. government agencies	2,623,722	1,809	(40,997)	2,584,534
FHLMC and FNMA debt securities	4,994,974	12,974	(130,161)	4,877,787
Non-agency securities	12,842	539	—	13,381
Total investment securities available-for-sale	$15,992,659	$100,798	$(185,379)	$15,908,078

The Company continuously evaluates its investment strategies in light of changes in the regulatory and market environments that could have an impact on capital and liquidity. Based on this evaluation, it is reasonably possible that the Company may elect to pursue other strategies relative to its investment securities portfolio.

As of March 31, 2015 and December 31, 2014, the Company had investment securities available-for-sale with an estimated fair value of $3.4 billion and $3.5 billion, respectively, pledged as collateral, which was made up of the following: $2.6 billion and $2.6 billion were pledged to secure public fund deposits; $274.7 million and $301.6 million, respectively, were pledged at various brokers to secure repurchase agreements, support hedging relationships, and for recourse on loan sales; and $535.9 million and $560.6 million, respectively, were pledged to secure the Bank's customer overnight sweep product.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. INVESTMENT SECURITIES (continued)

At March 31, 2015 and December 31, 2014, the Company had $68.2 million and $66.9 million, respectively, of accrued interest related to investment securities.

The Company's state and municipal bond portfolio primarily consists of general obligation bonds of states, cities, counties and school districts. The portfolio had a weighted average underlying credit risk rating of AA+ as of March 31, 2015. The largest geographic concentrations of state and local municipal bonds are in Texas, Florida, Massachusetts and Washington, which represented 12.5%, 11.4%, 11.6%, and 11.4%, respectively, of the total portfolio. No other state comprised more than 10% of the total portfolio.

Contractual Maturity of Debt Securities

Contractual maturities of the Company’s debt securities available-for-sale at March 31, 2015 are as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$340,390	$339,177
Due after 1 year but within 5 years	5,524,548	5,588,176
Due after 5 years but within 10 years	1,469,688	1,478,971
Due after 10 years	11,059,115	11,012,224
Total	$18,393,741	$18,418,548

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Gross Unrealized Loss and Fair Value of Securities Available-for-Sale

The following tables present the aggregate amount of unrealized losses as of March 31, 2015 and December 31, 2014 on securities in the Company’s available-for-sale investment portfolio classified according to the amount of time that those securities have been in a continuous loss position:

	March 31, 2015
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury and government agency securities	$49,778	$(16)	$—	$—	$49,778	$(16)
Corporate debt securities	112,463	(3,546)	131,195	(1,363)	243,658	(4,909)
Asset-backed securities	473,217	(1,800)	258,012	(1,367)	731,229	(3,167)
Equity securities	31	—	9,932	(217)	9,963	(217)
State and municipal securities	159,801	(962)	24,988	(1,431)	184,789	(2,393)
Mortgage-backed securities:
U.S. government agencies	656,111	(3,083)	1,332,263	(19,429)	1,988,374	(22,512)
FHLMC and FNMA debt securities	527,423	(1,061)	2,434,679	(90,657)	2,962,102	(91,718)
Total	$1,978,824	$(10,468)	$4,191,069	$(114,464)	$6,169,893	$(124,932)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. INVESTMENT SECURITIES (continued)

	December 31, 2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
US Treasury and government agency securities	$298,914	$(56)	$—	$—	$298,914	$(56)
Corporate debt securities	538,108	(3,262)	214,852	(3,648)	752,960	(6,910)
Asset-backed securities	632,936	(1,437)	424,333	(3,154)	1,057,269	(4,591)
Equity securities	55	—	9,879	(279)	9,934	(279)
State and municipal securities	45,128	(90)	192,091	(2,295)	237,219	(2,385)
Mortgage-backed securities:
U.S. government agencies	696,989	(5,152)	1,485,177	(35,845)	2,182,166	(40,997)
FHLMC and FNMA debt securities	410,445	(2,190)	2,607,695	(127,971)	3,018,140	(130,161)
Total	$2,622,575	$(12,187)	$4,934,027	$(173,192)	$7,556,602	$(185,379)

Other-Than-Temporary Impairment ("OTTI")

Management evaluates all investment products in an unrealized loss position for OTTI on at least a quarterly basis. Individual securities are further assessed for OTTI as deemed necessary. An unrealized loss exists when the current fair value of an individual security is less than its amortized cost basis. The OTTI assessment is a subjective process requiring the use of judgments and assumptions. During the securities-level assessments, consideration is given to (1) the intent not to sell and probability that the Company will not be required to sell the security before recovery of its cost basis to allow for any anticipated recovery in fair value, (2) the financial condition and near-term prospects of the issuer, as well as Company news and current events, and (3) the ability to collect the future expected cash flows. Key assumptions utilized to forecast expected cash flows may include loss severity, expected cumulative loss percentage, cumulative loss percentage to date, weighted average Fair Isaac Corporation credit scoring model ("FICO") scores and weighted average loan-to-value ("LTV") ratio, rating or scoring, credit ratings and market spreads, as applicable.

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

The Company did not record any OTTI in earnings related to its investment securities in the three-month period ended March 31, 2015 or March 31, 2014.

Management has concluded that the remaining unrealized losses on its debt and equity securities for which it has not recognized OTTI (which was comprised of 211 individual securities at March 31, 2015) are temporary in nature since (1) they are not related to the underlying credit quality of the issuers, (2) the entire contractual principal and interest due on these securities is currently expected to be recoverable, (3) the Company does not intend to sell these investments at a loss and (4) it is more likely than not that the Company will not be required to sell the investments before recovery of the amortized cost basis, which may be at maturity. Accordingly, the Company has concluded that the impairment on these securities is not other-than-temporary.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. INVESTMENT SECURITIES (continued)

Gains (Losses) and Proceeds on Sales of Securities

Proceeds from sales of investment securities and the realized gross gains and losses from those sales are as follows:

	Three-Month Period Ended March 31,
	2015	2014
	(in thousands)
Proceeds from the sales of available-for-sale securities	$1,010,515	$88,113

Gross realized gains	$10,782	$1,944
Gross realized losses	(1,225)	—
Net realized gains	$9,557	$1,944

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

The Company recognized $9.6 million and $1.9 million at March 31, 2015 and March 31, 2014 in gains on sale of investment securities as a result of overall balance sheet and interest rate risk management. The net gain realized for the three-month period ended March 31, 2015 was primarily comprised of the sale of state and municipal securities with a book value of $305.4 million for a gain of $9.2 million. The net gain realized for the three-month period ended March 31, 2014 was primarily due to the sale of corporate debt securities with a book value of $134.1 million for a gain of $1.9 million.

Trading Securities

The Company did not hold trading securities at March 31, 2015, compared to $833.9 million held at December 31, 2014. Gains and losses on trading securities are recorded within Mortgage banking income, net, in the Company's Condensed Consolidated Statement of Operations as the Company utilized trading securities portfolio to economically hedge the MSR portfolio. The realized activity of trading gains and losses related to trading securities for the three-months ended March 31 are as follows:

	Three-Month Period Ended March 31,
	2015	2014
	(in thousands)
Net gains recognized during the period on trading securities	$6,391	$—
Less: Net gains recognized during the period on trading securities sold during the period	6,391	—
Unrealized losses during the reporting period on trading securities still held at the reporting date	$—	$—

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. INVESTMENT SECURITIES (continued)

Other Investments

Other investments primarily include the Company's investment in the stock of the Federal Home Loan Bank ("FHLB") of Pittsburgh and the Federal Reserve Bank ("FRB") with aggregate carrying amounts of $829.1 million and $817.0 million as of March 31, 2015 and December 31, 2014, respectively. The stocks do not have readily determinable fair values because their ownership is restricted and they lack a market. The stocks can be sold back only at their par value of $100 per share and only to FHLBs or to another member institution. Accordingly, these stocks are carried at cost. During the three-month period ended March 31, 2015, the Company purchased $149.3 million of FHLB stock and $3.7 million of FRB stock at par and also redeemed $140.9 million of FHLB stock at par. There was no gain or loss associated with these sales. Other investment includes $24.6 million of Low Income Housing Tax Credit Investment ("LIHTC") as of March 31, 2015. Other investments at March 31, 2014 also included an FHLB Certificate of Deposit ("CD") with a carrying amount of $19.9 million that matured in September 2014.

The Company evaluates these investments for impairment based on the ultimate recoverability of the par value, rather than by recognizing temporary declines in value.

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Overall

The Company's loans are reported at their outstanding principal balances net of any unearned income, cumulative charge-offs, unamortized deferred fees and costs on originated loans and unamortized premiums or discounts on purchased loans. The Company maintains an allowance for credit losses ("ACL") to provide for losses inherent in its portfolios. Certain loans are pledged as collateral for borrowings, securitizations, or special purpose entities ("SPEs"). These loans totaled $53.3 billion at March 31, 2015 and $52.5 billion at December 31, 2014.

The Company engages in direct and leveraged lease financing, which totaled $1.2 billion at March 31, 2015 and $1.2 billion at December 31, 2014. Direct financing leases are recorded as the aggregate of minimum lease payments receivable plus the estimated residual value of the leased property, less unearned income. Leveraged leases, a form of direct financing leases, are recorded net of related non-recourse debt. Financing leases are included within commercial and industrial loans.

Loans that the Company has the intent to sell are classified as loans held-for-sale ("LHFS"). The LHFS portfolio balance at March 31, 2015 was $1.4 billion, compared to $260.3 million at December 31, 2014. LHFS in the residential mortgage portfolio are reported at fair value. All other LHFS are accounted for at the lower of cost or fair value. For a discussion on the valuation of LHFS at fair value, see Note 16 to the Condensed Consolidated Financial Statements.

Interest income on loans is accrued based on the contractual interest rate and the principal amount outstanding, except for those loans classified as non-accrual. At March 31, 2015 and December 31, 2014, accrued interest receivable on the Company's loans was $479.6 million and $492.7 million, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Loan and Lease Portfolio Composition

The following table presents the composition of the gross loans held for investment by type of loan and by fixed and variable rates at the dates indicated:

	March 31, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial loans held for investment:
Commercial real estate loans	$8,799,757	11.2%	$8,739,233	11.5%
Commercial and industrial loans	18,814,718	24.0%	17,092,312	22.5%
Multi-family loans	8,552,911	10.9%	8,705,890	11.5%
Other commercial(2)	2,148,280	2.7%	2,084,232	2.7%
Total commercial loans held for investment	38,315,666	48.8%	36,621,667	48.2%
Consumer loans secured by real estate:
Residential mortgages	6,716,182	8.5%	6,773,575	8.9%
Home equity loans and lines of credit	6,171,981	7.9%	6,206,980	8.2%
Total consumer loans secured by real estate	12,888,163	16.4%	12,980,555	17.1%
Consumer loans not secured by real estate:
Retail installment contracts and auto loans	23,386,192	29.8%	22,430,241	29.5%
Personal unsecured loans	2,696,815	3.4%	2,696,820	3.5%
Other consumer(3)	1,233,329	1.6%	1,303,279	1.7%
Total consumer loans	40,204,499	51.2%	39,410,895	51.8%
Total loans held for investment(1)	$78,520,165	100.0%	$76,032,562	100.0%
Total loans held for investment:
Fixed rate	$46,144,348	58.8%	$45,425,408	59.7%
Variable rate	32,375,817	41.2%	30,607,154	40.3%
Total loans held for investment(1)	$78,520,165	100.0%	$76,032,562	100.0%

(1)Total loans held for investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net decrease in loan balances of $1.1 billion as of March 31, 2015 and a net decrease in loan balances of $1.5 billion as of December 31, 2014, respectively.
(2)Other commercial primarily includes commercial equipment vehicle funding ("CEVF") leveraged leases and loans.
(3)Other consumer primarily includes recreational vehicles ("RV") and marine loans.

Portfolio segments and classes

GAAP requires that entities disclose information about the credit quality of their financing receivables at disaggregated levels, specifically defined as “portfolio segments” and “classes,” based on management’s systematic methodology for determining the ACL. For this, compared to the financial statement categorization of loans, the Company utilizes an alternate categorization to model and calculate the ACL and track the credit quality, delinquency and impairment status of the underlying loan populations. In disaggregating its financing receivables portfolio, the Company’s methodology begins with the commercial and consumer segments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

The commercial segmentation reflects line of business distinctions. The three commercial real estate lines of business distinctions include “Corporate banking,” which includes commercial and industrial owner-occupied real estate, “Middle market commercial real estate,” which represents the portfolio of specialized lending for investment real estate, including financing for continuing care retirement communities and “Santander real estate capital” ("SREC"), which is the commercial real estate portfolio of the specialized lending group. "Commercial and industrial" loans includes non-real estate-related commercial and industrial loans. "Multi-family" represents loans for multi-family residential housing units. “Other commercial” primarily represents the CEVF business.

The following table reconciles the Company's recorded investment classified by its major loan classifications to its commercial loan classifications utilized in its determination of the allowance for loan losses and other credit quality disclosures at March 31, 2015 and December 31, 2014, respectively:

Commercial Portfolio Segment(2)
Major Loan Classifications(1)	March 31, 2015	December 31, 2014
	(in thousands)
Commercial loans held for investment:
Commercial real estate:
Corporate Banking	$3,170,416	$3,218,151
Middle Markets Real Estate	3,991,045	3,743,100
Santander Real Estate Capital	1,638,296	1,777,982
Total commercial real estate	8,799,757	8,739,233
Commercial and industrial loans(3)	18,814,718	17,092,312
Multi-family loans	8,552,911	8,705,890
Other commercial	2,148,280	2,084,232
Total commercial loans held for investment	$38,315,666	$36,621,667

(1)	These represent the Company's loan categories based on the SEC's Regulation S-X, Article 9.

(2)	These represent the Company's loan classes used to determine its allowance for loan and lease losses in accordance with ASC 310-10.
(3)    Commercial and industrial loans excluded $44.3 million and $19.1 million of LHFS at March 31, 2015 and December 31, 2014, respectively.

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

Consumer Portfolio Segment(2)
Major Loan Classifications(1)	March 31, 2015	December 31, 2014
	(in thousands)
Consumer loans secured by real estate:
Residential mortgages(3)	$6,716,182	$6,773,575
Home equity loans and lines of credit	6,171,981	6,206,980
Total consumer loans secured by real estate	12,888,163	12,980,555
Consumer loans not secured by real estate:
Retail installment contracts and auto loans(4)	23,386,192	22,430,241
Personal unsecured loans	2,696,815	2,696,820
Other consumer	1,233,329	1,303,279
Total consumer loans held for investment	$40,204,499	$39,410,895

(1)	These represent the Company's loan categories based on the SEC's Regulation S-X, Article 9.

(2)	These represent the Company's loan classes used to determine its allowance for loan and lease losses in accordance with ASC 310-10.

(3)	Home mortgages excludes $298.1 million and $195.7 million of LHFS at March 31, 2015 and December 31, 2014, respectively.

(4)	Retail installment contracts and auto loans excludes $1.0 billion and $45.4 million of LHFS at March 31, 2015 and December 31, 2014, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

ACL Rollforward by Portfolio Segment
The activity in the ACL by portfolio segment for the three-month period ended March 31, 2015 and 2014 was as follows:

	Three-Month Period Ended March 31, 2015
	Commercial	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses, beginning of period	$396,489	$1,679,304	$33,024	$2,108,817
Provision for/ (Recovery of) loan losses	25,689	813,220	38,275	877,184
Other(3)	—	(27,117)	—	(27,117)
Charge-offs	(19,310)	(956,811)	—	(976,121)
Recoveries	5,999	504,478	—	510,477
Charge-offs, net of recoveries	(13,311)	(452,333)	—	(465,644)
Allowance for loan and lease losses, end of period	$408,867	$2,013,074	$71,299	$2,493,240

Reserve for unfunded lending commitments, beginning of period	$132,641	$—	$—	$132,641
Provision for unfunded lending commitments	(5,000)	—	—	(5,000)
Loss on unfunded lending commitments	—	—	—	—
Reserve for unfunded lending commitments, end of period	127,641	—	—	127,641
Total allowance for credit losses, end of period	$536,508	$2,013,074	$71,299	$2,620,881
Ending balance, individually evaluated for impairment(2)	$79,474	$279,273	$—	$358,747
Ending balance, collectively evaluated for impairment	329,393	1,733,801	71,299	2,134,493

Financing receivables:
Ending balance	$38,359,991	$41,522,069	$—	$79,882,060
Ending balance, evaluated under the fair value option or lower of cost or fair value(1)	44,325	1,993,667	—	2,037,992
Ending balance, individually evaluated for impairment(2)	469,759	2,966,947	—	3,436,706
Ending balance, collectively evaluated for impairment	37,845,907	36,561,455	—	74,407,362

(1)	Represents LHFS and those loans for which the Company has elected the FVO.

(2)	Consumer loans individually evaluated for impairment consists of loans in troubled debt restructuring ("TDR") status

(3)
The "Other" amount represents the impact on the allowance for loan and lease losses in connection with SCUSA classifying approximately $1.0 billion of RICs as held-for-sale during the quarter ended March 31, 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Three-Month Period Ended March 31, 2014
	Commercial	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses, beginning of period	$443,074	$363,647	$27,616	$834,337
Provision for / (Recovery of) loan losses	15,289	343,168	16,873	375,330
Charge-offs	(29,590)	(147,748)	—	(177,338)
Recoveries	5,388	72,875	—	78,263
Charge-offs, net of recoveries	(24,202)	(74,873)	—	(99,075)
Allowance for loan and lease losses, end of period	$434,161	$631,942	$44,489	$1,110,592

Reserve for unfunded lending commitments, beginning of period	$220,000	$—	$—	$220,000
Provision for unfunded lending commitments	(40,000)	—	—	(40,000)
Reserve for unfunded lending commitments, end of period	180,000	—	—	180,000
Total allowance for credit losses, end of period	$614,161	$631,942	$44,489	$1,290,592
Ending balance, individually evaluated for impairment	$84,147	$156,882	$—	$241,029
Ending balance, collectively evaluated for impairment	350,014	475,060	44,489	869,563

Financing receivables:
Ending balance	$34,310,467	$40,002,610	$—	$74,313,077
Ending balance, evaluated at fair value (1)	44,627	1,722,187	—	1,766,814
Ending balance, individually evaluated for impairment (2)	572,851	845,754	—	1,418,605
Ending balance, collectively evaluated for impairment	33,692,989	37,434,669	—	71,127,658

(1)	Represents LHFS and those loans for which the Company has elected the FVO

(2)	Consumer loans individually evaluated for impairment consists of loans in TDR status

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Non-accrual loans by Class of Financing Receivable

The recorded investment in non-accrual loans disaggregated by class of financing receivables is summarized as follows:

	March 31, 2015	December 31, 2014
	(in thousands)
Non-accrual loans:
Commercial:
Commercial real estate:
Corporate banking	$87,671	$90,579
Middle market commercial real estate	59,936	71,398
Santander real estate capital	5,697	5,803
Commercial and industrial	66,081	54,658
Multi-family	9,746	9,639
Other commercial	3,446	4,136
Total commercial loans	232,577	236,213
Consumer:
Residential mortgages	212,122	231,316
Home equity loans and lines of credit	140,321	142,026
Retail installment contracts and auto loans	671,242	960,293
Personal unsecured loans	11,809	14,007
Other consumer	21,970	12,654
Total consumer loans	1,057,464	1,360,296
Total non-accrual loans	1,290,041	1,596,509

Other real estate owned ("OREO")	52,157	65,051
Repossessed vehicles	140,801	136,136
Other repossessed assets	161	11,375
Total OREO and other repossessed assets	193,119	212,562
Total non-performing assets	$1,483,160	$1,809,071

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Age Analysis of Past Due Loans

The age of recorded investments in past due loans and accruing loans greater than 90 days past due disaggregated by class of financing receivables is summarized as follows:

	As of March 31, 2015
	30-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables(1)	Recorded Investment > 90 Days and Accruing
	(in thousands)
Commercial:
Commercial real estate:
Corporate banking	$27,149	$39,407	$66,556	$3,103,860	$3,170,416	$—
Middle market commercial real estate	1,224	26,263	27,487	3,963,558	3,991,045	—
Santander real estate capital	833	2,092	2,925	1,635,371	1,638,296	—
Commercial and industrial	27,440	32,075	59,515	18,799,528	18,859,043	—
Multi-family	6,567	4,692	11,259	8,541,652	8,552,911	—
Other commercial	6,087	794	6,881	2,141,399	2,148,280	—
Consumer:
Residential mortgages	144,471	181,899	326,370	6,687,906	7,014,276	—
Home equity loans and lines of credit	34,430	84,504	118,934	6,053,047	6,171,981	—
Retail installment contracts and auto loans	2,374,712	177,559	2,552,271	21,853,397	24,405,668	—
Personal unsecured loans	110,324	100,137	210,461	2,486,354	2,696,815	84,567
Other consumer	42,258	34,576	76,834	1,156,495	1,233,329	—
Total	$2,775,495	$683,998	$3,459,493	$76,422,567	$79,882,060	$84,567

(1)	Financing receivables include LHFS.

	As of December 31, 2014
	30-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables(1)	Recorded Investment > 90 Days and Accruing
	(in thousands)
Commercial:
Commercial real estate:
Corporate banking	$18,363	$37,708	$56,071	$3,162,080	$3,218,151	$—
Middle market commercial real estate	3,179	33,604	36,783	3,706,317	3,743,100	—
Santander real estate capital	4,329	2,115	6,444	1,771,538	1,777,982	—
Commercial and industrial	27,071	23,469	50,540	17,060,866	17,111,406	—
Multi-family	13,810	5,512	19,322	8,686,568	8,705,890	—
Other commercial	5,054	1,245	6,299	2,077,933	2,084,232	—
Consumer:
Residential mortgages	165,270	200,818	366,088	6,603,221	6,969,309	—
Home equity loans and lines of credit	36,074	86,749	122,823	6,084,157	6,206,980	—
Retail installment contracts and auto loans	3,046,943	259,534	3,306,477	19,169,188	22,475,665	—
Personal unsecured loans	92,905	111,917	204,822	2,491,998	2,696,820	93,152
Other consumer	47,696	30,653	78,349	1,224,930	1,303,279	—
Total	$3,460,694	$793,324	$4,254,018	$72,038,796	$76,292,814	$93,152

(1)	Financing receivables include LHFS.

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

	March 31, 2015
	Recorded Investment(1)	Unpaid Principal Balance	Related Specific Reserves	Average Recorded Investment
	(in thousands)
With no related allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	$36,933	$39,807	$—	$37,334
Middle market commercial real estate	111,944	156,918	—	119,868
Santander real estate capital	2,936	2,936	—	2,959
Commercial and industrial	3,931	5,202	—	4,979
Multi-family	16,553	16,553	—	19,523
Other commercial	—	—	—	44
Consumer:
Residential mortgages	21,725	21,725	—	22,567
Home equity loans and lines of credit	26,441	26,441	—	26,836
Retail installment contracts and auto loans	151,229	196,458	—	149,788
Personal unsecured loans	509	509	—	551
Other consumer	5,351	5,351	—	5,476
With an allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	58,426	68,522	22,569	59,188
Middle market commercial real estate	54,298	60,224	16,114	57,198
Santander real estate capital	2,761	5,239	342	3,320
Commercial and industrial	82,515	95,517	39,103	74,350
Multi-family	5,226	6,319	731	5,603
Other commercial	1,589	1,650	615	1,761
Consumer:
Residential mortgages	136,201	162,550	25,701	133,507
Home equity loans and lines of credit	63,224	72,651	4,580	61,678
Retail installment contracts and auto loans	2,677,764	3,002,462	237,745	2,241,385
Personal unsecured loans	19,070	19,385	7,519	17,773
Other consumer	16,663	22,617	3,728	16,479
Total:
Commercial	$377,112	$458,887	$79,474	$386,127
Consumer	3,118,177	3,530,149	279,273	2,676,040
Total	$3,495,289	$3,989,036	$358,747	$3,062,167

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

The Company recognized interest income of $80.5 million for the period ended March 31, 2015 on approximately $3.0 billion of TDRs that were returned to performing status as of March 31, 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	December 31, 2014
	Recorded Investment(1)	Unpaid Principal Balance	Related Specific Reserves	Average Recorded Investment
	(in thousands)
With no related allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	$37,735	$40,453	$—	$40,610
Middle market commercial real estate	127,792	172,766	—	114,465
Santander real estate capital	2,982	2,982	—	1,867
Commercial and industrial	6,027	15,580	—	9,580
Multi-family	22,492	22,492	—	24,762
Other commercial	88	88	—	44
Consumer:
Residential mortgages	23,408	23,408	—	57,776
Home equity loans and lines of credit	27,230	27,230	—	29,152
Retail installment contracts and auto loans	148,347	189,663	—	74,173
Personal unsecured loans	592	592	—	296
Other consumer	5,600	5,600	—	6,973
With an allowance recorded:
Commercial:
Corporate banking	59,950	66,328	25,322	56,856
Middle market commercial real estate	60,098	66,024	17,004	89,472
Santander real estate capital	3,878	6,356	364	6,630
Commercial and industrial	66,186	74,737	36,115	83,205
Multi-family	5,979	7,076	1,475	8,699
Other commercial	1,932	1,995	688	1,055
Consumer:
Residential mortgages	130,813	156,669	23,628	339,071
Home equity loans and lines of credit	60,132	69,374	5,002	57,516
Retail installment contracts and auto loans	1,805,006	2,031,134	192,325	902,504
Personal unsecured loans	16,476	16,815	6,508	9,506
Other consumer	16,295	22,812	3,264	16,889
Total:
Commercial	$395,139	$476,877	$80,968	$437,245
Consumer	2,233,899	2,543,297	230,727	1,493,856
Total	$2,629,038	$3,020,174	$311,695	$1,931,101

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

The Company recognized interest income of $86.1 million for the year ended December 31, 2014 on approximately $2.1 billion of TDRs that were returned to performing status as of December 31, 2014.

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

Commercial loan credit quality indicators by class of financing receivables are summarized as follows:

	Commercial Real Estate
March 31, 2015	Corporate banking	Middle market commercial real estate	Santander real estate capital	Commercial and industrial	Multi-family	Remaining commercial	Total(1)
	(in thousands)
Regulatory Rating:
Pass	$2,861,240	$3,734,460	$1,454,801	$18,167,856	$8,393,127	$2,132,032	$36,743,516
Special Mention	80,698	54,607	121,364	339,165	113,198	9,137	718,169
Substandard	205,327	172,695	59,370	323,465	45,699	6,670	813,226
Doubtful	23,151	29,283	2,761	28,557	887	441	85,080
Total commercial loans	$3,170,416	$3,991,045	$1,638,296	$18,859,043	$8,552,911	$2,148,280	$38,359,991

(1)	Financing receivables include LHFS.

	Commercial Real Estate
December 31, 2014	Corporate banking	Middle market commercial real estate	Santander real estate capital	Commercial and industrial	Multi-family	Remaining commercial	Total(1)
	(in thousands)
Regulatory Rating:
Pass	$2,910,957	$3,472,448	$1,564,983	$16,495,319	$8,533,427	$2,064,947	$35,042,081
Special Mention	83,122	61,166	133,950	237,331	131,677	8,475	655,721
Substandard	192,911	174,882	76,232	358,782	40,355	10,311	853,473
Doubtful	31,161	34,604	2,817	19,974	431	499	89,486
Total commercial loans	$3,218,151	$3,743,100	$1,777,982	$17,111,406	$8,705,890	$2,084,232	$36,640,761

(1)	Financing receivables include LHFS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Lending Asset Quality Indicators - Class of Financing Receivables

Consumer credit quality disaggregated by class of financing receivables is summarized as follows:

March 31, 2015	Residential mortgages	Home equity loans and lines of credit	Retail installment contracts and auto loans	Personal unsecured loans	Other consumer	Total(1)
	(in thousands)
Performing	$6,802,154	$6,031,660	$23,734,426	$2,685,006	$1,211,359	$40,464,605
Non-performing	212,122	140,321	671,242	11,809	21,970	1,057,464
Total consumer loans	$7,014,276	$6,171,981	$24,405,668	$2,696,815	$1,233,329	$41,522,069

(1)	Financing receivables include LHFS.

December 31, 2014	Residential mortgages	Home equity loans and lines of credit	Retail installment contracts and auto loans	Personal unsecured loans	Other consumer	Total(1)
	(in thousands)
Performing	$6,737,993	$6,064,954	$21,515,372	$2,682,813	$1,290,625	$38,291,757
Non-performing	231,316	142,026	960,293	14,007	12,654	1,360,296
Total consumer loans	$6,969,309	$6,206,980	$22,475,665	$2,696,820	$1,303,279	$39,652,053

(1)	Financing receivables include LHFS.

Consumer Lending Asset Quality Indicators-Credit Score

Consumer financing receivables for which credit score is a core component of the allowance model are summarized by credit score as follows:

March 31, 2015
Credit Score Range(2)	Retail installment contracts and auto loans(3)	Percent	Personal unsecured loans balance	Percent	Home equity loans and lines of credit	Percent
	(dollars in thousands)
<600	$12,648,832	51.8%	$472,501	17.5%	$304,669	4.9%
600-639	5,221,963	21.4%	439,314	16.3%	283,304	4.6%
640-679	2,429,771	10.0%	1,189,155	44.1%	509,672	8.3%
680-719	—	—%	64,417	2.4%	856,525	13.9%
720-759	—	—%	72,614	2.7%	1,193,212	19.3%
>=760	—	—%	76,368	2.8%	2,816,648	45.6%
N/A(1)	4,105,102	16.8%	382,446	14.2%	207,951	3.4%
Total	$24,405,668	100.0%	$2,696,815	100.0%	$6,171,981	100.0%

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

December 31, 2014
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

(2)	Credit scores updated quarterly.

Consumer Lending Asset Quality Indicators-Combined Loan-to-Value ("CLTV") Range

Residential mortgage and home equity financing receivables by CLTV range are summarized as follows:

March 31, 2015
	Residential mortgages(4)		Home equity loans and lines of credit
CLTV Range(1)	Amount	Percent	Amount	Percent
	(dollars in thousands)
<=80%	$5,651,633	80.6%	$4,744,219	76.9%
80.01 - 90%	426,877	6.1%	495,560	8.0%
90.01 - 100%	252,790	3.6%	232,123	3.8%
100.01 - 120%	142,295	2.0%	242,189	3.9%
120.01 - 140%	48,189	0.7%	82,148	1.3%
>140%	44,339	0.6%	73,136	1.2%
N/A(2)(3)	448,153	6.4%	302,606	4.9%
Total	$7,014,276	100.0%	$6,171,981	100.0%

December 31, 2014
	Residential mortgages(4)		Home equity loans and lines of credit
CLTV Range(1)	Amount	Percent	Amount	Percent
	(dollars in thousands)
<=80%	$5,732,061	82.2%	$4,951,656	79.8%
80.01 - 90%	396,356	5.7%	386,096	6.2%
90.01 - 100%	215,803	3.1%	199,850	3.2%
100.01 - 120%	143,925	2.1%	215,483	3.5%
120.01 - 140%	57,949	0.8%	70,438	1.1%
>140%	54,446	0.8%	63,468	1.0%
N/A(2)(3)	368,769	5.3%	319,989	5.2%
Total	$6,969,309	100.0%	$6,206,980	100.0%

(1)	CLTV is inclusive of senior lien balances and updated as deemed necessary. CLTV ranges represent the unpaid principal balance.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

For both residential mortgage and home equity loans, loss severity assumptions are incorporated in the loan loss reserve models to estimate loan balances that will ultimately charge-off. These assumptions are based on recent loss experience within various current CLTV bands within these portfolios. CLTVs are refreshed quarterly by applying Federal Housing Finance Agency Home Price Index changes at a state-by-state level to the last known appraised value of the property to estimate the current CLTV. The Company's allowance for loan losses incorporates the refreshed CLTV information to update the distribution of defaulted loans by CLTV as well as the associated loss given default for each CLTV band. Reappraisals on a recurring basis at the individual property level are not considered cost-effective or necessary on a recurring basis; however, reappraisals are performed on certain higher risk accounts to support line management activities, default servicing decisions, or when other situations arise for which the Company believes the additional expense is warranted.

Troubled Debt Restructurings

The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

	March 31, 2015	December 31, 2014
	(in thousands)
Performing	$2,962,052	$2,117,789
Non-performing	392,256	377,239
Total	$3,354,308	$2,495,028

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

Consumer Loan TDRs
The primary modification program for the Company’s residential mortgage and home equity portfolios is a proprietary program designed to keep customers in their homes and, when appropriate, prevent them from entering into foreclosure. The program is available to all customers facing a financial hardship regardless of their delinquency status. The main goal of the modification program is to review the customer’s entire financial condition to ensure that the proposed modified payment solution is affordable according to a specific debt-to-income ("DTI") ratio range. The main modification benefits of the program allow for term extensions, interest rate reductions, and/or deferment of principal. The Company reviews each customer on a case-by-case basis to determine which benefit or combination of benefits will be offered to achieve the target DTI range.
For the Company’s other consumer portfolios, including retail installment contracts and autos, the terms of the modifications generally include one or a combination of the following: a reduction of the stated interest rate of the loan at a rate of interest lower than the current market rate for new debt with similar risk or an extension of the maturity date.
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

In addition to those identified as TDRs above, the guidance also requires loans discharged under Chapter 7 bankruptcy to be considered TDRs and collateral-dependent, regardless of delinquency status. These loans must be written down to fair market value and classified as non-accrual/non-performing for the remaining life of the loan.

TDR Impact to Allowance for Loan Losses
The allowance for loan losses is established to recognize losses inherent in funded loans intended to be held for investment that are probable and can be reasonably estimated. Prior to loans being placed in TDR, the Company generally measures its allowance under a loss contingency methodology in which consumer loans with similar risk characteristics are pooled and loss experience information is monitored for credit risk and deterioration with statistical tools considering factors such as delinquency, LTV and credit scores.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Financial Impact and TDRs by Concession Type
The following tables detail the activity of TDRs for the three-month period ended March 31, 2015 and March 31, 2014, respectively:

	Three-Month Period Ended March 31, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate Banking	2	$1,448	$1,439
Middle market commercial real estate	1	14,439	14,439
Santander real estate capital	—	—	—
Commercial and industrial	99	11,477	8,448
Multi-family	—	—	—
Other commercial	—	—	—
Consumer:
Residential mortgages(3)	46	7,866	7,588
Home equity loans and lines of credit	40	3,671	3,671
Retail installment contracts and auto loans	80,560	1,190,272	1,131,418
Personal unsecured loans	4,468	5,394	5,356
Other consumer	15	920	912
Total	85,231	$1,235,487	$1,173,271

(1)	Pre-modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred.

(2)	Post-modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred.

(3)	The post-modification outstanding recorded investment amounts for residential mortgages exclude interest reserves.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Three-Month Period Ended March 31, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate banking	2	$3,524	$3,505
Middle markets commercial real estate	—	—	—
Santander real estate capital	—	—	—
Commercial and industrial	12	18,793	18,207
Multi-family	—	—	—
Other commercial	1	498	500
Consumer:
Residential mortgages(3)	79	17,811	17,670
Home equity loans and lines of credit	26	2,285	2,285
Retail installment contracts and auto loans (4)	14,059	153,133	123,617
Personal unsecured loans	—	—	—
Other consumer	1	41	42
Total	14,180	$196,085	$165,826

(1)	Pre-modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred.

(2)	Post-modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred.

(3)	The post-modification outstanding recorded investment amounts for residential mortgages exclude interest reserves.

(4)
The number of Retail installment contracts that were modified increased by 1,345 contracts with a corresponding increase of $23.9 million to the Pre-modification outstanding recorded investment and a decrease of $3.3 million to the Post-modification Outstanding Recorded Investment to correct the TDR activity that occurred during the three-month period ended March 31, 2014.

TDRs Which Have Subsequently Defaulted

A TDR is generally considered to have subsequently defaulted if after modification the loan becomes 90 days past due. For retail installment contracts, a TDR is considered to have subsequently defaulted after modification at the earlier of the date of repossession or 120 days past due. The following table details TDRs that became TDRs during the past twelve-month period and have subsequently defaulted during the three-month period ended March 31, 2015 and March 31, 2014, respectively.

	Three-Month Period Ended March 31,
	2015		2014
	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
	(dollars in thousands)
Commercial
Commercial and industrial	10	$276	—	$—
Consumer:
Residential mortgages	8	931	12	1,915
Home equity loans and lines of credit	5	262	—	—
Retail installment contracts and auto loans (2)	13,355	130,290	187	1,743
Unsecured loans	64	58	—	—
Other consumer	2	244	—	—
Total	13,444	$132,061	199	$3,658

(1)	The recorded investment represents the period-end balance at March 31, 2015 and 2014. Does not include Chapter 7 bankruptcy TDRs.

(2)
The number of Retail installment contracts TDRs that subsequently defaulted increased by 187 contracts with a recorded investment of $1.7 million to correct the subsequently defaulted TDR activity for the three-month period ended March 31, 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. LEASED VEHICLES, NET

The Company has operating leases which are included in the Company's condensed consolidated balance sheets as leased vehicles, net. The leased vehicle portfolio consists primarily of leases originated under a ten-year private label financing agreement signed by SCUSA with the Chrysler Group to be a preferred lender (the "Chrysler Agreement").

Leased vehicles, net consisted of the following as of March 31, 2015:

	March 31, 2015	December 31, 2014
	(in thousands)
Leased vehicles	$9,038,489	$8,314,356
Origination fees and other costs	25,051	20,628
Manufacturer subvention payments	(901,348)	(839,150)
	8,162,192	7,495,834
Less: accumulated depreciation	(1,088,437)	(857,719)
	$7,073,755	$6,638,115

On March 31, 2015, the company executed a bulk sale of Chrysler Capital leases with a depreciated net capitalized cost of $561.3 million and a net book value of $488.9 million to a U.S. subsidiary of a large international bank. This sale was affected through the transfer of a Special unit of beneficial interest ("SUBI") in SCUSA's titling trust. SCUSA retained servicing on the sold leases.

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of March 31, 2015 (in thousands):

Remainder of 2015	$986,168
2016	1,154,419
2017	561,410
2018	56,143
2019	61
Thereafter	4
Total	$2,758,205

NOTE 7. VARIABLE INTEREST ENTITIES

The Company, through SCUSA, transfers retail installment contracts into newly-formed Trusts that then issue one or more classes of notes payable backed by collateral. The Company’s continuing involvement with the Trusts is in the form of servicing assets held by the Trusts and, except for the Chrysler Capital securitizations, through holding residual interests in the Trusts. These transactions are structured without recourse. The Trusts are considered VIEs under GAAP and, except for the securitizations associated with Chrysler Capital, are consolidated because the Company has: (a) power over the significant activities of the entity as servicer of its financial assets and (b) residual interest and in some cases of debt securities held by the Company, an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. The Company did not retain any debt or equity interests in the Chrysler Capital securitizations, and recorded these transactions as sales of the associated retail installment contracts.

The collateral, borrowings under credit facilities and securitization notes payable of the consolidated Trusts remain on the Company's Condensed Consolidated Balance Sheets. The Company recognizes finance charges and fee income on the retail installment contracts and leased vehicles and interest expense on the debt, and records a provision for loan losses to cover probable inherent losses on the contracts. All of the Trusts are separate legal entities and the collateral and other assets held by these subsidiaries are legally owned by them and not available to other creditors.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. VARIABLE INTEREST ENTITIES (continued)

On-balance sheet variable interest entities

The following table summarizes the assets and liabilities related to the above mentioned VIEs that are included in the Company's Condensed Consolidated Financial Statements as of the date indicated:

March 31, 2015
(in thousands)
Restricted cash	$1,852,825
Loans held for investment	20,555,636
Leased vehicles, net	5,042,419
Various other assets	2,393,301
Notes payable	29,755,859
Various other liabilities	2,086

The Company retains servicing responsibility for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in fees, commissions and other income. As of March 31, 2015, the Company was servicing $24.9 billion of retail installment contracts that have been transferred to consolidated Trusts. The remainder of the Company’s retail installment contracts are either pledged in private issuances or warehouse facilities or un-pledged.

Below is a summary of the cash flows received from the Trusts for the period indicated:

	Three-Month Period Ended March 31, 2015	Period from January 28, 2014 to March 31, 2014
	(in thousands)
Receivables securitized	$3,981,855	$1,574,084

Net proceeds from new securitizations	3,060,862	1,238,202
Cash received for servicing fees	159,802	97,932
Cash received upon release from reserved and restricted cash accounts	—	165
Net distributions from Trusts	300,487	241,251
Total cash received from securitization trusts	$3,521,151	$1,577,550

Off-balance sheet variable interest entities

The Company executed no off-balance sheet securitizations during the three-month period ended March 31, 2015.

The Company has completed sales to VIEs that met sale accounting treatment in accordance with the applicable guidance. Due to the nature, purpose, and activity of the transactions, the Company determined for consolidation purposes that it either does not hold potentially significant variable interests or is not the primary beneficiary as a result of the Company's limited further involvement with the financial assets. For such transactions, the transferred financial assets are removed from the Company's condensed consolidated balance sheets. In certain situations, the Company remains the servicer of the financial assets and receives servicing fees that represent adequate compensation. The Company also recognizes a gain or loss for the difference between the cash proceeds and carrying value of the assets sold. For the period from January 28, 2014 to March 31, 2014, the Company sold $774.2 million of gross retail installment contracts in off-balance sheet securitizations, for a gain of approximately $32.5 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. VARIABLE INTEREST ENTITIES (continued)

As of March 31, 2015 and December 31, 2014, the Company was servicing $1.9 billion and $2.2 billion, respectively, of gross retail installment contracts that have been sold in these off-balance sheet Chrysler Capital securitizations. Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.

A summary of the cash flows received from the off-balance Trusts for the periods indicated are as follows:

	Three-Month Period Ended March 31, 2015	Period from January 28, 2014 to March 31, 2014
	(in thousands)
Receivables securitized	$—	$774,183
Net proceeds from new securitizations	$—	$815,850
Cash received for servicing fees	5,304	2,788
Total cash received from securitization trusts	$5,304	$818,638

NOTE 8. GOODWILL AND OTHER INTANGIBLES

Goodwill

The following table presents activity in the Company's goodwill by its reporting units for the quarter ended March 31, 2015:

	Retail Banking	Auto Finance & Alliances	Real Estate and Commercial Banking	Global Banking & Markets and Large Corporate	SCUSA	Total
	(in thousands)
Goodwill at December 31, 2014	$1,815,729	$71,522	$1,406,048	$131,130	$5,467,582	$8,892,011
Additions / disposals during the period	—	—	—	—	—	—
Goodwill at March 31, 2015	$1,815,729	$71,522	$1,406,048	$131,130	$5,467,582	$8,892,011

The Company evaluates goodwill for impairment at the reporting unit level. The fair value of the Company's reporting units is determined by using discounted cash flow ("DCF") and market comparability methodologies. Goodwill is assigned to reporting units, which are operating segments or one level below an operating segment, as of the acquisition date.

Other Intangible Assets
The following table details amounts related to the Company's finite-lived and indefinite-lived intangible assets for the dates indicated.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. GOODWILL AND OTHER INTANGIBLES (continued)

	March 31, 2015		December 31, 2014
	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
	(in thousands)
Intangibles subject to amortization:
Dealer networks	$534,250	$(45,750)	$544,054	$(35,946)
Chrysler Relationship	121,250	(17,500)	125,000	(13,750)
Core deposit intangibles	5,338	(290,504)	7,779	(288,063)
Other intangibles	7,843	(22,065)	8,655	(21,253)
Total intangibles subject to amortization	668,681	(375,819)	685,488	(359,012)
Intangibles not subject to amortization:
Trade name	50,000	—	50,000	—
Total Intangibles	$718,681	$(375,819)	$735,488	$(359,012)

Amortization expense on intangible assets for the three months ended March 31, 2015 was $16.8 million, compared to $13.7 million for the corresponding period in 2014.

The estimated aggregate amortization expense related to intangibles for each of the five succeeding calendar years ending December 31 is:

Year	Calendar Year Amount	Recorded To Date	Remaining Amount To Record
	(in thousands)
2015	$64,432	$16,806	$47,626
2016	57,163	—	57,163
2017	55,055	—	55,055
2018	54,702	—	54,702
2019	54,501	—	54,501
Thereafter	399,634	—	399,634

NOTE 9. OTHER ASSETS

The following is a detail of items that comprise other assets at March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(in thousands)
Income tax receivables	$575,143	$939,948
Derivative assets at fair value	451,267	366,061
Other repossessed assets (1)	160,151	137,201
MSRs, at fair value	135,452	145,047
Prepaid expenses	155,944	159,250
OREO	52,157	65,051
Miscellaneous assets and receivables	350,134	1,047,563
Total other assets	$1,880,248	$2,860,121
(1) Other repossessed assets primarily consists of assets obtained through repossession or lease termination.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9. OTHER ASSETS (continued)

Refer to Note 11 to the Condensed Consolidated Financial Statements for further details about derivative assets.

Other repossessed assets primarily consists of SCUSA's vehicle inventory which includes vehicles obtained either through repossession or lease termination. OREO consists primarily of the Bank's foreclosed properties.

Miscellaneous assets and receivables includes, but is not limited to, subvention receivables in connection with the Chrysler Agreement, investment and capital market receivables, and unapplied payments.

Mortgage Servicing Rights

The Company maintains an MSR asset for sold residential real estate loans serviced for others. At March 31, 2015 and December 31, 2014, the balance of these loans serviced for others was $15.6 billion and $15.9 billion, respectively. The Company accounts for residential MSRs using the FVO. Changes in fair value are recorded through the Condensed Consolidated Statements of Operations. The fair value of the MSRs at March 31, 2015 and December 31, 2014 was $135.5 million and $145.0 million, respectively. See further discussion on the valuation of the MSRs in Note 16. As deemed appropriate, the Company economically hedges MSRs using interest rate swaps, forward contracts to purchase mortgage-backed securities ("MBS"), and investment trading securities. See further discussion on these derivative activities in Note 11 to these Condensed Consolidated Financial Statements.

For the three-month period ended March 31, 2015, the Company recorded net changes in the fair value of MSRs totaling $(7.0) million, compared to $(4.5) million for the corresponding period of 2014. The MSR asset fair value decrease during the first quarter of 2015 was primarily the result of decreased interest rates.

The following table presents a summary of activity included in Mortgage Banking Income, net in the Condensed Consolidated Statements of Operations for the Company’s residential MSRs.

	Three-Month Period Ended
	March 31, 2015	March 31, 2014
	(in thousands)
Fair value at beginning of period	$145,047	$141,787
Mortgage servicing assets recognized	3,526	1,874
Principal reductions	(6,131)	(4,427)
Change in fair value due to valuation assumptions	(6,990)	(4,459)
Fair value at end of period	$135,452	$134,775

Multi-family

Historically, the Company originated and sold multi-family loans in the secondary market to FNMA while retaining servicing. The Company has not sold multi-family loans to FNMA since 2009. At March 31, 2015 and December 31, 2014, the Company serviced $2.4 billion and $2.6 billion, respectively, of loans for FNMA. The servicing asset related to these portfolios was previously fully amortized.

Fee income and gain/loss on sale of mortgage loans

Included in Mortgage banking revenue on the Condensed Consolidated Statement of Operations was mortgage servicing fee income of $11.2 million for the three-month period ended March 31, 2015, compared to $10.8 million for the corresponding period ended March 31, 2014. The Company had gains on the sale of mortgage loans of $6.2 million for the three-month period ended March 31, 2015 compared to gains of $3.2 million for the corresponding period ended March 31, 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. BORROWINGS

Total borrowings and other debt obligations at March 31, 2015 were $42.8 billion, compared to $39.7 billion at December 31, 2014. The Company's debt agreements impose certain limitations on dividends and other payments and transactions. The Company is currently in compliance with these limitations.

Periodically, as part of the Company's wholesale funding management, it opportunistically repurchases outstanding borrowings in the open market and subsequently retires the obligations. The Company did not repurchase any outstanding borrowings during the three-month period ended March 31, 2015. During the three-month period ended March 31, 2014, the Company repurchased $0.6 million of outstanding borrowings in the open market.

On April 17, 2015, the Company completed the public offer and sale of $1.0 billion aggregate principal amount of 2.650% Senior Notes due 2020.

The following table presents information regarding the holding company's borrowings and other debt obligations at the dates indicated:

	March 31, 2015		December 31, 2014
	Balance	Effective Rate	Balance	Effective Rate
	(in thousands)
3.00% senior notes, due September 2015	$599,707	3.28%	$599,556	3.28%
4.625% senior notes, due April 2016	475,221	4.85%	475,034	4.85%
3.45% senior notes, due August 2018	499,363	3.62%	499,318	3.62%
Junior subordinated debentures - Capital Trust VI, due June 2036	70,262	7.91%	70,262	7.91%
Common securities - Capital Trust VI	10,000	7.91%	10,000	7.91%
Junior subordinated debentures - Capital Trust IX, due July 2036	150,000	2.03%	150,000	2.03%
Common securities - Capital Trust IX	4,640	2.03%	4,640	2.03%
Total holding company borrowings and other debt obligations	$1,809,193	3.88%	$1,808,810	3.88%

The following table presents information regarding the Bank's borrowings and other debt obligations at the dates indicated:

	March 31, 2015		December 31, 2014
	Balance	Effective Rate	Balance	Effective Rate
	(in thousands)
2.00% senior notes, due January 2018	$747,519	2.27%	$—	—%
Senior notes, due January 2018(1)	250,000	1.33%	—	—%
8.750% subordinated debentures, due May 2018	498,055	8.91%	497,924	8.91%
FHLB advances, maturing through August 2018(2)	9,670,000	1.82%	9,455,000	2.06%
Subordinated term loan, due February 2019	136,412	6.03%	142,451	6.00%
REIT (3) preferred, due May 2020	153,794	13.61%	153,417	13.64%
Subordinated term loan, due August 2022	34,104	7.81%	34,104	7.77%
Total Bank borrowings and other debt obligations	$11,489,884	2.37%	$10,282,896	2.64%

(1) These notes will bear interest at a rate equal to Three-Month London Interbank Offered Rate ("LIBOR") plus 93 basis points per annum.
(2) In February 2014, the Company restructured $1.7 billion of FHLB advances and extended their maturities by two years. The average rate of these borrowings decreased from 5.39% to 3.43% as a result of the restructuring. In September 2014, the Bank terminated $100.0 million of FHLB callable advances. As a consequence, the Company incurred costs of $8.3 million through the loss on debt extinguishment. In October 2014, the Bank terminated $600.0 million of FHLB callable advances. As a consequence, the Company incurred costs of $90.6 million through loss on debt extinguishment. In December 2014, the Bank terminated $200.0 million of FHLB callable advances. As a consequence, the Company incurred costs of $13.7 million through loss on debt extinguishment.
(3) Real estate investment trust ("REIT")

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. BORROWINGS (continued)

The following tables present information regarding SCUSA's borrowings and other debt obligations:

Revolving Credit Facilities

The following tables present information regarding SCUSA's credit facilities as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Balance	Effective Rate	Assets Pledged	Restricted Cash Pledged
	(in thousands)
Warehouse line, maturing on various dates(1)	$890,965	1.00%	$1,305,875	$32,484
Warehouse line, due May 2015(2)	250,594	1.02%	—	—
Warehouse line, due June 2015	388,435	0.98%	558,135	—
Warehouse line, due September 2015(3)	199,980	2.00%	351,512	15,926
Warehouse line, due June 2016(4)	2,465,041	0.93%	3,719,820	85,180
Warehouse line, due October 2016(3)	249,987	2.05%	308,279	19,139
Warehouse line, due November 2016(5)	175,000	1.73%	—	—
Warehouse line, due November 2016(5)	250,000	1.73%	—	2,500
Warehouse line, due December 2016	1,575,977	1.05%	2,222,916	46,853
Repurchase facility, maturing on various dates(6)	892,571	1.64%	—	32,936
Line of credit with related party, due December 2016(7)	500,000	2.47%	1,074	—
Line of credit with related party, due December 2016(7)	1,750,000	2.36%	—	—
Line of credit with related party, due December 2018(7)	250,000	3.23%	—	—
Line of credit with related party, due December 2018(7)	1,575,000	2.82%	7,076	—
Total SCUSA revolving credit facilities	$11,413,550	1.68%	$8,474,687	$235,018

(1) Half of the outstanding balance on this facility matures in April 2015 and half in March 2016. On April 20, 2015, this facility was extended so that half matures in March 2016 and half matures in March 2017.
(2) This line is collateralized by securitization notes payable retained by SCUSA.
(3) This line is held exclusively for personal term loans.
(4) This line is held exclusively for Chrysler Capital retail loan and lease financing.
(5) This line is collateralized by residuals retained by SCUSA.
(6) The repurchase facility is collateralized by securitization notes payable retained by SCUSA. No portion of this facility is unsecured. This facility has rolling 30-day and 90-day maturities.
(7) These lines are also collateralized by securitization notes payable and residuals retained by SCUSA. As of March 31, 2015, $2.7 billion of the aggregate outstanding balances on these credit facilities was unsecured.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. BORROWINGS (continued)

	December 31, 2014
	Balance	Effective Rate	Assets Pledged	Restricted Cash Pledged
	(in thousands)
Warehouse line, maturing on various dates(1)	$397,452	1.26%	$589,529	$20,661
Warehouse line, due March 2015(2)	250,594	0.98%	—	—
Warehouse line, due June 2015	243,736	1.17%	344,822	—
Warehouse line, due September 2015(3)	199,980	1.96%	351,755	13,169
Warehouse line, due December 2015	468,565	0.93%	641,709	16,467
Warehouse line, due June 2016(4)	2,201,511	0.98%	3,249,263	65,414
Warehouse line, due June 2016	1,051,777	1.06%	1,481,135	28,316
Warehouse line, due October 2016(3)	240,487	2.02%	299,195	17,143
Warehouse line, due November 2016(5)	175,000	1.71%	—	—
Warehouse line, due November 2016(5)	250,000	1.71%	—	2,500
Repurchase facility, maturing on various dates(6)	923,225	1.63%	—	34,184
Line of credit with related party, due December 2016(7)	500,000	2.46%	1,340	—
Line of credit with related party, due December 2016(7)	1,750,000	2.33%	—	—
Line of credit with related party, due December 2018(7)	1,140,000	2.85%	9,701	—
Total SCUSA revolving credit facilities	$9,792,327	1.68%	$6,968,449	$197,854

(1) Half of the outstanding balance on this facility matures in March 2015 and half in March 2016.
(2) This line is collateralized by securitization notes payable retained by SCUSA.
(3) This line is held exclusively for personal consumer term loans.
(4) This line is held exclusively for Chrysler Capital retail loan and lease financing.
(5) This line is collateralized by residuals retained by SCUSA.
(6) The repurchase facility is collateralized by securitization notes payable retained by SCUSA. No portion of this facility is unsecured. This facility has rolling 30-day and 90-day maturities.
(7) These lines are also collateralized by securitization notes payable and residuals retained by SCUSA. As of December 31, 2014, $2.2 billion of the aggregate outstanding balances on these credit facilities was unsecured.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. BORROWINGS (continued)

Secured Structured Financings

The following tables present information regarding SCUSA's secured structured financings as of March 31, 2015 and December 31, 2014:

	March 31, 2015
	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate Range	Collateral	Restricted Cash
	(in thousands)
SCUSA public securitizations, maturing on various dates(1)	$11,926,756	$27,012,890	0.89% - 2.02%	$14,876,824	$1,301,436
SCUSA privately issued amortizing notes, maturing on various dates(1)	6,174,058	8,992,861	1.05% - 1.85%	8,815,269	322,806
Total SCUSA secured structured financings	$18,100,814	$36,005,751	0.89% - 2.02%	$23,692,093	$1,624,242

	December 31, 2014
	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate Range	Collateral	Restricted Cash
	(in thousands)
SCUSA public securitizations, maturing on various dates(1)	$11,538,472	$26,682,930	0.89% - 2.80%	$14,345,242	$1,184,047
SCUSA privately issued amortizing notes, maturing on various dates(1)	6,287,148	8,499,111	1.05% - 1.85%	9,114,997	281,038
Total SCUSA secured structured financings	$17,825,620	$35,182,041	0.89% - 2.80%	$23,460,239	$1,465,085

(1) SCUSA has entered into various securitization transactions involving its retail automotive installment loans and leases. These transactions are accounted for as secured financings and therefore both the securitized retail installment contracts and the related securitization debt issued by SPEs, remain on the Condensed Consolidated Balance Sheet. The maturity of this debt is based on the timing of repayments from the securitized assets.

Most of the Company's secured structured financings are in the form of public, SEC-registered securitizations. The Company also executes private securitizations under Rule 144A of the Securities Act of 1933, as amended (the "Securities Act") and periodically issues private term amortizing notes, which are structured similarly to securitizations but are acquired by banks and conduits. The Company's securitizations and private issuances generally are collateralized by vehicle retail installment contracts and loans; however, private issuances also may be collateralized by vehicle leases.

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

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their International Swaps and Derivatives Association, Inc. ("ISDA") master agreements if the Company's ratings fall below investment grade. As of March 31, 2015, derivatives in this category had a fair value of $23.3 million. The credit ratings of the Bank and SHUSA are currently considered investment grade. The Bank estimates a further 1- or 2- notch downgrade by either Standard & Poor's (S&P) or Moody's would require the Bank to post up to an additional $3.6 million or $5.6 million of collateral, respectively, to comply with existing derivative agreements.

As of March 31, 2015 and December 31, 2014, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) that were in a net liability position totaled $157.3 million and $133.2 million, respectively. The Company had $145.1 million and $127.6 million in cash and securities collateral posted to cover those positions as of March 31, 2015 and December 31, 2014, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. DERIVATIVES (continued)

Fair Value Hedges

The Company enters into cross-currency swaps to hedge its foreign currency exchange risk on certain Euro-denominated investments. The Company also entered into interest rate swaps to hedge the interest rate risk on certain fixed rate investments. These derivatives are designated as fair value hedges at inception. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. The earnings impact of the ineffective portion of these hedges was not material for the three-month period ended March 31, 2015 or March 31, 2014. The last of the hedges is scheduled to expire in March 2020.

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

The last of the hedges is scheduled to expire in December 2030. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. The earnings impact of the ineffective portion of these hedges was not material for the three-month period ended March 31, 2015 or March 31, 2014. As of March 31, 2015, the Company expects approximately $5.8 million of gross losses recorded in accumulated other comprehensive income to be reclassified to earnings during the subsequent twelve months as the future cash flows occur.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. DERIVATIVES (continued)

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Derivatives designated as accounting hedges at March 31, 2015 and December 31, 2014 included:

	Notional Amount	Asset	Liability	Weighted Average Receive Rate	Weighted Average Pay Rate	Weighted Average Life (Years)
	(dollars in thousands)
March 31, 2015
Fair value hedges:
Cross-currency swaps	$16,118	$4,624	$700	4.76%	4.75%	0.86
Interest rate swaps	291,000	—	3,539	0.93%	2.37%	4.17
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	9,430,064	111	38,369	0.18%	0.36%	3.09
Total	$9,737,182	$4,735	$42,608	0.21%	0.43%	3.12

December 31, 2014
Fair Value hedges:
Cross-currency swaps	$18,230	$2,711	$980	4.76%	4.75%	1.11
Interest rate swaps	257,000	232	779	0.90%	2.38%	4.33
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	10,086,103	7,619	20,552	0.17%	1.11%	3.02
Total	$10,361,333	$10,562	$22,311	0.19%	1.14%	3.05

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

Other derivative instruments primarily include forward contracts related to certain investment securities sales, an OIS, a total return swap on Visa, Inc. Class B common shares, and equity options, which manage our market risk associated with certain investments and customer deposit products.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. DERIVATIVES (continued)

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities at March 31, 2015 and December 31, 2014 included:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
	(in thousands)
Mortgage banking derivatives:
Forward commitments to sell loans	$623,870	$328,757	$—	$—	$2,611	$2,424
Interest rate lock commitments	381,176	163,013	6,999	3,063	—	—
Mortgage servicing	435,000	469,000	2,237	7,432	3,473	7,448
Total mortgage banking risk management	1,440,046	960,770	9,236	10,495	6,084	9,872

Customer related derivatives:
Swaps receive fixed	8,165,227	7,927,522	274,744	213,415	286	4,343
Swaps pay fixed	8,225,468	7,944,247	2,714	13,361	241,078	186,732
Other	1,690,776	1,670,696	99,851	62,464	99,302	61,880
Total customer related derivatives	18,081,471	17,542,465	377,309	289,240	340,666	252,955

Other derivative activities:
Foreign exchange contracts	1,489,485	1,152,125	31,997	20,033	30,228	17,390
Interest rate swap agreements	2,939,000	3,231,000	—	535	14,767	12,743
Interest rate cap agreements	8,098,762	7,541,385	31,585	49,762	—	—
Options for interest rate cap agreements	8,098,762	7,541,385	—	—	31,614	49,806
Other	833,086	646,321	8,804	6,543	12,971	9,914
Total	$40,980,612	$38,615,451	$458,931	$376,608	$436,330	$352,680

SCUSA is the holder of a warrant that gives it the right, if certain vesting conditions are satisfied, to purchase additional shares in a company in which it has a cost method investment. This warrant was issued in 2012 and is carried at its estimated fair value of zero at March 31, 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. DERIVATIVES (continued)

Gains (Losses) on All Derivatives

The following Condensed Consolidated Statement of Operations line items were impacted by the Company’s derivative activities for the three-month period ended March 31, 2015 and 2014, respectively:

		Three-Month Period Ended March 31,
Derivative Activity	Accounts	2015	2014
		(in thousands)
Fair value hedges:
Cross-currency swaps	Miscellaneous income	$(36)	$(681)
Interest rate swaps	Miscellaneous income	(2,993)	735
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Net interest income	(4,451)	(13,685)
Other derivative activities:
Forward commitments to sell loans	Mortgage banking income	(187)	(2,009)
Interest rate lock commitments	Mortgage banking income	3,937	1,181
Mortgage servicing	Mortgage banking income	(1,219)	(7,761)
Customer related derivatives	Miscellaneous income	418	113
Foreign exchange	Miscellaneous income	(874)	(911)
SCUSA derivatives	Miscellaneous income	(2,397)	13,025
	Net interest income	18,044	(1,839)
Other	Miscellaneous income	(1,445)	(648)

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. DERIVATIVES (continued)

Information about financial assets and liabilities that are eligible for offset on the Condensed Consolidated Balance Sheet as of March 31, 2015 and December 31, 2014, respectively, is presented in the following tables:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
March 31, 2015
Fair value hedges	$4,624	$—	$4,624	$—	$—	$4,624
Cash flow hedges	111	—	111	—	—	111
Other derivative activities(1)	451,932	12,399	439,533	10,031	39,255	390,247
Total derivatives subject to a master netting arrangement or similar arrangement	456,667	12,399	444,268	10,031	39,255	394,982
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	6,999	—	6,999	—	—	6,999
Total Derivative Assets	$463,666	$12,399	$451,267	$10,031	$39,255	$401,981

Total Financial Assets	$463,666	$12,399	$451,267	$10,031	$39,255	$401,981

December 31, 2014
Fair value hedges	$2,943	$—	$2,943	$—	$—	$2,943
Cash flow hedges	7,619	—	7,619	—	—	7,619
Other derivative activities(1)	373,545	21,109	352,436	10,020	5,940	336,476
Total derivatives subject to a master netting arrangement or similar arrangement	384,107	21,109	362,998	10,020	5,940	347,038
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	3,063	—	3,063	—	—	3,063
Total Derivative Assets	$387,170	$21,109	$366,061	$10,020	$5,940	$350,101

Total Financial Assets	$387,170	$21,109	$366,061	$10,020	$5,940	$350,101

(1)	Includes customer-related and other derivatives

(2)	Includes mortgage banking derivatives

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. DERIVATIVES (continued)

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
March 31, 2015
Fair value hedges	$4,239	$—	$4,239	$77	$7,653	$(3,491)
Cash flow hedges	38,369	12,748	25,621	4,555	19,098	1,968
Other derivative activities(1)	434,576	126,287	308,289	43,335	155,722	109,232
Total derivatives subject to a master netting arrangement or similar arrangement	477,184	139,035	338,149	47,967	182,473	107,709
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	1,754	1,422	332	—	—	332
Total Derivative Liabilities	$478,938	$140,457	$338,481	$47,967	$182,473	$108,041

Total Financial Liabilities	$478,938	$140,457	$338,481	$47,967	$182,473	$108,041

December 31, 2014
Fair value hedges	$1,759	$—	$1,759	$65	$5,589	$(3,895)
Cash flow hedges	20,552	—	20,552	7,341	16,797	(3,586)
Other derivative activities(1)	350,863	21,109	329,754	49,318	198,103	82,333
Total derivatives subject to a master netting arrangement or similar arrangement	373,174	21,109	352,065	56,724	220,489	74,852
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	1,817	—	1,817	—	1,736	81
Total Derivative Liabilities	$374,991	$21,109	$353,882	$56,724	$222,225	$74,933

Total Financial Liabilities	$374,991	$21,109	$353,882	$56,724	$222,225	$74,933

(1)	Includes customer-related and other derivatives

(2)	Includes mortgage banking derivatives

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12. INCOME TAXES

An income tax provision of $113.0 million was recorded for the three-month period ended March 31, 2015, compared to $1.1 billion for the corresponding period in 2014. This resulted in an effective tax rate of 31.0% for the three-month period ended March 31, 2015, compared to 35.9% for the corresponding period in 2014. The lower tax rate for the three-month period in 2015 was primarily due to the deferred tax expense recorded on the book gain resulting from the Change in Control recognized during the first quarter of 2014.

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

The Company has a lawsuit pending against the United States in Federal District Court in Massachusetts relating to the proper tax consequences of two financing transactions with an international bank through which the Company borrowed $1.2 billion. As a result of these financing transactions, the Company paid foreign taxes of $264.0 million during the years 2003 through 2007 and claimed a corresponding foreign tax credit for foreign taxes paid during those years, which the Internal Revenue Service ("IRS") disallowed. The IRS also disallowed the Company's deductions for interest expense and transaction costs, totaling $74.6 million in tax liability, and assessed penalties and interest totaling approximately $92.5 million. The Company has paid the taxes, penalties and interest associated with the IRS adjustments for all tax years, and the lawsuit will determine whether the Bank is entitled to a refund of the amounts paid. The Company has recorded a receivable in the Other assets line of Condensed Consolidated Balance Sheets for the amount of these payments, less a tax reserve of $125.9 million, as of March 31, 2015.

On October 17, 2013, the Court issued a written opinion in favor of the Company relating to a motion for partial summary judgment on a significant issue in the case. The Company subsequently filed a motion for summary judgment requesting the Court to conclude the case in its entirety and enter a final judgment awarding the Company a refund of all amounts paid. In response, the IRS filed a motion opposing the Company's motion, and filed a cross-motion for summary judgment requesting that the Court enter a final judgment in the IRS's favor. The Company anticipates the Court will make a determination as to whether further proceedings are required at the District Court level to resolve any remaining legal or factual issues, which could affect the Company's entitlement to some or all of the refund. The Company expects the IRS to appeal any decision in favor of the Company. In 2013, two different federal courts decided cases involving similar financing structures entered into by the Bank of New York Mellon Corp. and BB&T Corp. (referred to as the Salem Financial Case) in favor of the IRS. Bank of New York Mellon Corp. and BB&T Corp. have filed notices of appeal in their respective cases. The Company remains confident in its position and believes its reserve amount adequately provides for potential exposure to the IRS related to these items. As this litigation progresses over the next 24 months, it is reasonably possible that changes in the reserve for uncertain tax positions could range from a decrease of $125.9 million to an increase of $294.0 million.

The IRS concluded the exam of the Company’s 2006 and 2007 tax returns in 2011. In addition to the adjustments for items related to the financing transactions discussed above, the IRS proposed to recharacterize ordinary losses related to the sale of certain assets as capital losses. The Company paid the tax assessment resulting from this recharacterization, and contested the adjustment through the administrative appeals process. IRS administrative appeals determined that the Company properly characterized the loss as an ordinary loss. As of March 2015, the Company learned that the Joint Committee on Taxation completed its review of the ordinary tax treatment of the losses. While the parties have not yet executed the formal agreement memorializing the IRS's concession to treat these losses as ordinary losses, the Company understands that the IRS will issue a refund for all taxes paid associated with this issue (for which a benefit has already been recognized), and that the Company is not subject to any further exposure.

With few exceptions, the Company is no longer subject to federal, state and non-US income tax examinations by tax authorities for years prior to 2003.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)
The following table presents the components of accumulated other comprehensive income/ (loss), net of related tax, for the three-month period ended March 31, 2015 and 2014, respectively.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Three-Month Period Ended March 31, 2015			December 31, 2014		March 31, 2015
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$(29,009)	$11,154	$(17,855)
Reclassification adjustment for net gains/(losses) on cash flow hedge derivative financial instruments (1)	4,451	(1,711)	2,740
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	(24,558)	9,443	(15,115)	$(14,260)	$(15,115)	$(29,375)

Change in unrealized gains/(losses) on investment securities available-for-sale	117,781	(45,964)	71,817
Reclassification adjustment for net gains/(losses) included in net income on non-OTTI securities (2)	(9,557)	3,730	(5,827)
Net unrealized gains/(losses) on investment securities available-for-sale	108,224	(42,234)	65,990	(52,515)	65,990	13,475

Pension and post-retirement actuarial gain/(loss)(3)	1,018	(403)	615	(29,635)	615	(29,020)

As of March 31, 2015	$84,684	$(33,194)	$51,490	$(96,410)	$51,490	$(44,920)
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Three-Month Period Ended March 31, 2014			December 31, 2013		March 31, 2014
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$(1,648)	$586	$(1,062)
Reclassification adjustment for net losses on cash flow hedge derivative financial instruments	13,685	(4,863)	8,822
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	12,037	(4,277)	7,760	$(39,423)	$7,760	$(31,663)

Change in unrealized gains/(losses) on investment securities available-for-sale	2,566,682	(1,005,159)	1,561,523
Reclassification adjustment for net gains included in net income on non-OTTI securities(2)	(2,430,483)	951,821	(1,478,662)
Net unrealized gains/(losses) on investment securities available-for-sale	136,199	(53,338)	82,861	(199,392)	82,861	(116,531)

Pension and post-retirement actuarial gain/(loss)	447	115	562	(15,553)	562	(14,991)

As of March 31, 2014	$148,683	$(57,500)	$91,183	$(254,368)	$91,183	$(163,185)

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

The following table details the amount of commitments at the dates indicated:

Other Commitments	March 31, 2015	December 31, 2014
	(in thousands)
Commitments to extend credit	$28,676,743	$28,792,062
Unsecured revolving lines of credit	—	5
Letters of credit	1,800,952	1,789,666
Recourse and credit enhancement exposure on sold loans	189,902	174,902
Commitments to sell loans	96,736	82,791
Total commitments	$30,764,333	$30,839,426

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

The following table details the amount of commitments to extend credit expiring per period as of the dates indicated:

	March 31, 2015	December 31, 2014
	(in thousands)
One year or less	$5,555,799	$5,968,468
Over 1 year to 3 years	4,926,667	5,322,291
Over 3 years to 5 years	11,473,813	10,810,213
Over 5 years	6,720,464	6,691,090
Total	$28,676,743	$28,792,062

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

Letters of Credit

The Company’s letters of credit meet the definition of a guarantee. Letters of credit commit the Company to make payments on behalf of its customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 15.6 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letters of credit, the Company would be required to honor the commitment. The Company has various forms of collateral for these letters of credit, including real estate assets and other customer business assets. The maximum undiscounted exposure related to these commitments at March 31, 2015 was $1.8 billion. The fees related to letters of credit are deferred and amortized over the lives of the commitments and were immaterial to the Company’s financial statements at March 31, 2015. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of the commitments, as has been the Company’s experience to date. As of March 31, 2015 and December 31, 2014, the liability related to these letters of credit was $47.4 million and $73.9 million, respectively, which is recorded within the reserve for unfunded lending commitments in Other liabilities on the Condensed Consolidated Balance Sheet. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and financing lease portfolio. Also included within the reserve for unfunded lending commitments at March 31, 2015 and December 31, 2014 were lines of credit outstanding of $80.3 million and $58.8 million, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

The following table details the amount of letters of credit expiring per period as of the dates indicated:

	March 31, 2015	December 31, 2014
	(in thousands)
One year or less	$1,187,806	$1,250,124
Over 1 year to 3 years	322,543	285,108
Over 3 years to 5 years	261,579	248,209
Over 5 years	29,024	6,225
Total	$1,800,952	$1,789,666

Loans Sold with Recourse

The Company has loans sold with recourse that meet the definition of a guarantee. For loans sold with recourse under the terms of its multi-family sales program with FNMA, the Company retained a portion of the associated credit risk. The unpaid principal balance outstanding of loans sold in these programs was $2.4 billion as of March 31, 2015 and $2.6 billion as of December 31, 2014. As a result of its agreement with FNMA, the Company retained a 100% first loss position on each multi-family loan sold to FNMA until the earlier to occur of (i) the aggregate approved losses on multi-family loans sold to FNMA reaching the maximum loss exposure for the portfolio as a whole of $152.8 million as of March 31, 2015 and $152.8 million as of December 31, 2014, or (ii) all of the loans sold to FNMA under this program are being fully paid off. Any losses sustained as a result of impediments in standard representations and warranties would be in addition to the maximum loss exposure.

The Company has established a liability which represents the fair value of the retained credit exposure and the amount the Company estimates it would have to pay a third party to assume the retained recourse obligation. The estimated liability is calculated as the present value of losses that the portfolio is projected to incur based upon internal specific information and an industry-based default curve with a range of estimated losses. At March 31, 2015 and December 31, 2014, the Company had $35.8 million and $40.7 million, respectively, of reserves classified in accrued expenses and payables on the Condensed Consolidated Balance Sheets related to the fair value of the retained credit exposure for loans sold to FNMA under this program. The Company's commitment will expire in March 2039 based on the maturity of the loans sold with recourse. Losses sustained by the Company may be offset, or partially offset, by proceeds resulting from the disposition of the underlying mortgaged properties. Approval from FNMA is required for all transactions related to the liquidation of properties underlying the mortgages.

Additionally, during the period from 1999 to 2002, residential mortgage loans were sold with recourse and credit enhancement features to FNMA and FHLMC. The remaining unpaid principal balance of these loans was $53.9 million and $55.8 million at March 31, 2015 and December 31, 2014, respectively, and the remaining maximum amount of credit exposure on these loans was $21.4 million and $22.1 million for the same periods. The Company has posted collateral in the amount of $0.9 million at March 31, 2015 and December 31, 2014 to be utilized for any losses incurred related to these loans.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Representation and Warranty Liability

In the ordinary course of business, the Company sells residential loans on a non-recourse basis to certain government-sponsored entities ("GSEs") and private investors. In connection with these sales, the Company has entered into agreements containing various representations and warranties about, among other things, the ownership of the loans, the validity of the liens securing the loans, the loans' compliance with any applicable loan criteria established by the GSEs and the private investors, including underwriting standards and the ongoing existence of mortgage insurance, the absence of delinquent taxes or liens against the property securing the loans and the loans' compliance with applicable federal, state, and local laws. Breaches of these representations and warranties may require the Company to repurchase the mortgage loan or, if the loan has been foreclosed, the underlying collateral, or otherwise make whole or provide other remedies to the GSEs and the private investors. The repurchase liability is recorded within Accrued expenses and payables on the Condensed Consolidated Balance Sheet, and the related income statement activity is recorded in Mortgage banking revenue on the Condensed Consolidated Statement of Operations. In May 2014, the Company reached a settlement with FNMA for loans previously sold, resulting in an $8.0 million reduction in the representation and warranty liability. In December 2014, the Company reached a settlement with FHLMC for loans previously sold, resulting in a $24.8 million reduction in the presentation and warranty liability.

Management believes the Company's repurchase reserve appropriately reflects the estimated probable losses on repurchase claims for all loans sold and outstanding as of March 31, 2015. In making these estimates, the Company considers the losses it expects to incur over the lives of the loans sold. The table below represents the activity in the representation and warranty reserve for the dates indicated.

	Three-Month Period Ended March 31,
	2015	2014
	(in thousands)
Beginning Balance	$24,266	$54,836
Changes in Estimate	(569)	193
Claims	(646)	(4,514)
Ending Balance	$23,051	$50,515
SCUSA Commitments

SCUSA is obligated to make purchase price hold-back payments to a third party originator of loans that it purchases on a periodic basis, when losses are lower than originally expected. SCUSA also is obligated to make total return settlement payments to this third-party originator in 2016 and 2017 if returns on the purchased pools are greater than originally expected.

SCUSA has extended revolving lines of credit to certain auto dealers. Under this arrangement, SCUSA is committed to lend up to each dealer's established credit limit.

Under terms of agreements with a peer-to-peer personal lending platform company, SCUSA has committed to purchase at least the lesser of $30 million per month or 75% of the lending platform company’s "near-prime" (as that term is defined in the agreements) originations through July 2015, and the lesser of $30 million per month or 50% of the lending platform company’s near-prime originations thereafter through July 2017. This commitment can be reduced or canceled with 90 days’ notice.

SCUSA committed to purchase certain new advances on personal revolving financings originated by a third party retailer, along with existing balances on accounts with new advances, for an initial term ending in April 2020 and renewing through April 2022 at the retailer's option. Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As these credit lines do not have a specified maturity, but rather can be terminated at any time in the event of adverse credit changes or lack of use, SCUSA has not recorded an allowance for unfunded commitments. As of March 31, 2015and December 31, 2014, SCUSA was obligated to purchase $6.4 million and $7.7 million, respectively, in receivables that had been originated by the retailer but not yet purchased by SCUSA. SCUSA also is required to make a profit-sharing payment to the retailer each month if performance exceeds a specified return threshold.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Under terms of an application transfer agreement with an original equipment manufacturer ("OEM"), SCUSA has the first opportunity to review for its own portfolio any credit applications turned down by the OEM's captive finance company. The agreement does not require SCUSA to originate any loans, but for each loan originated SCUSA will pay the OEM a referral fee, comprised of a volume bonus fee and a loss betterment bonus fee. The loss betterment bonus fee will be calculated annually and is based on the amount by which losses on loans originated under the agreement are lower than an established percentage threshold.

In connection with the sale of retail installment contracts through securitizations and other sales, SCUSA has made standard representations and warranties customary in the consumer finance industry. Violations of these representations and warranties may require SCUSA to repurchase loans previously sold to on- or off-balance sheet trusts or other third parties. As of March 31, 2015, SCUSA had no repurchase requests outstanding. In the opinion of SCUSA management, the potential exposure of other recourse obligations related to SCUSA’s retail installment contract sales agreements will not have a material adverse effect on SCUSA’s consolidated financial position, results of operations, or cash flows.

Santander has provided guarantees on the covenants, agreements, and obligations of SCUSA under the governing documents of its warehouse facilities and privately issued amortizing notes. These guarantees are limited to the obligations of SCUSA as servicer.

Under terms of the Chrysler Agreement, SCUSA must make revenue sharing payments to Chrysler and also must make gain-sharing payments when residual gains on leased vehicles exceed a specified threshold.

SCUSA has a flow agreement with Bank of America whereby SCUSA is committed to sell up to $300 million of eligible loans to the bank each month through May 2018. SCUSA retains servicing on all sold loans and may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at time of sale.

SCUSA has sold loans to Citizens Bank of Pennsylvania ("CBP") under terms of a flow agreement and predecessor sale agreements. SCUSA retains servicing on the sold loans and will owe CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis.

In connection with the bulk sale of Chrysler Capital leases, SCUSA is obligated to make quarterly payments to the purchaser sharing residual losses for lease terminations with losses over a specific percentage threshold. The estimated fair value of this guarantee was $2 million as of March 31, 2015.

On March 31, 2015, SCUSA executed a forward flow asset sale agreement with a third party under terms of which SCUSA is committed to sell at least $200 million of charged off loan receivables in bankruptcy status.

Periodically, SCUSA is party to or otherwise involved in various lawsuits and other legal proceedings that arise in the ordinary course of business. On August 26, 2014, a purported securities class action lawsuit was filed in the United States District Court, Southern District of New York. On October 6, 2014, another purported securities class action lawsuit was filed in the District Court of Dallas County, Texas and was subsequently removed to the United States District Court, Northern District of Texas. Both lawsuits were filed against SCUSA, certain current and former directors and executive officers of SCUSA and certain institutions that served as underwriters in the IPO. Each lawsuit was brought by a purported stockholder of SCUSA seeking to represent a class consisting of all those who purchased or otherwise acquired securities pursuant and/or traceable to SCUSA's Registration Statement and Prospectus issued in connection with the IPO. Each complaint alleges that the Registration Statement and Prospectus contained misleading statements concerning SCUSA’s auto lending business and underwriting practices. Each lawsuit asserts claims under Section 11 and Section 15 of the Securities Act and seeks damages and other relief. On February 17, 2015, the purported class action lawsuit pending in the United States District Court, Northern District of Texas, was voluntarily dismissed without prejudice.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Further, SCUSA is party to or are otherwise involved periodically in reviews, investigations, proceedings (both formal and informal), and information-gathering requests, by government and self-regulatory agencies, including the Federal Reserve, the CFPB, the Department of Justice (the "DOJ"), the SEC, the Federal Trade Commission and various state regulatory agencies. Currently, such proceedings include a civil subpoena from the DOJ under The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 requesting the production of documents and communications that, among other things, relate to the underwriting and securitization of nonprime auto loans since 2007. Additionally, on October 28, 2014, SCUSA received a preservation letter and request for documents from the SEC requesting the preservation and production of documents and communications that, among other things, relate to the underwriting and securitization of auto loans since January 1, 2011. SCUSA also has received civil subpoenas from various state Attorneys General requesting similar documents and communications. SCUSA is complying with these requests for information and document preservation.

On February 25, 2015, SCUSA entered into a consent order with the DOJ (the "DOJ Order"), approved by the United States District Court for the Northern District of Texas, that resolves the DOJ's claims against SCUSA that certain of its repossession and collection activities during the period of time between January 2008 and February 2013 violated the Servicemembers Civil Relief Act. The consent requires SCUSA to pay a civil fine in the amount of fifty-five thousand dollars, as well as at least $9.4 million to affected service members consisting of ten thousand dollars plus compensation for any lost equity (with interest) for each repossession by SCUSA and five thousand dollars for each instance where SCUSA sought to collect repossession-related fees on accounts where a repossession was conducted by a prior account holder, as well as requires SCUSA to undertake additional remedial measures.

SCUSA does not believe that there are any proceedings, threatened or pending, that, if determined adversely, would have a material adverse effect on the consolidated financial position, results of operations, or liquidity of SCUSA.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether the matter presents a loss contingency that is probable and estimable, at which time an accrued liability is established with respect to such loss contingency. The Company continues to monitor the matter for further developments that could affect the amount of the accrued liability previously established. For certain legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses. For other matters for which a loss is probable or reasonably possible, such an estimate is not possible. Management currently estimates that it is reasonably possible that the Company could incur losses in an aggregate amount of up to approximately $7.7 million in excess of the accrued liability, if any, with it also being reasonably possible that the Company could incur no such losses in these matters. This estimated range of reasonably possible losses represents the estimate of possible losses over the life of such legal matters, which may span an indeterminable number of years, and is based on information available as of March 31, 2015.

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

Other Regulatory and Governmental Matters

Foreclosure Matters

On May 22, 2013, the Bank received a subpoena from the U.S. Attorney's Office for the Southern District of New York seeking information regarding claims for foreclosure expenses incurred in connection with the foreclosure of loans insured or guaranteed by the Federal Housing Agency, FNMA or FHLMC. The Bank is cooperating with the investigation; however, there can be no assurance that claims or litigation will not arise from this matter.

On April 13, 2011, the Bank consented to the issuance of a consent order (the "OTS Order") by the Bank's previous primary federal banking regulator, the Office of Thrift Supervision (the "OTS"), as part of an interagency horizontal review of foreclosure practices at 14 mortgage servicers. Upon its conversion to a national bank on January 26, 2012, the Bank entered into a stipulation consenting to the issuance of a consent order (the "Order") by the OCC, which contains the same terms as the OTS Order.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Under the agreement, the Bank has paid $6.2 million into a remediation fund, the majority of which has been distributed to borrowers, and will engage in foreclosure avoidance activities, such as loan modifications and short sales over the next two years in an aggregate principal amount of $9.9 million. In return, the OCC waived any civil money penalties that could have been assessed against the Bank. During 2013, the Company submitted for credit from the OCC mortgage loans in the amount of $74.1 million, which represents the principal balance of mortgage loans for which the Bank completed foreclosure avoidance activities with its borrowers. As of March 31, 2015, the Bank had already exceeded its requirements under the settlement agreement. The OCC is requiring the Bank to engage a consultant to validate that the submissions the Bank has made to the OCC qualify as foreclosure avoidance activities under the terms of the agreement.

The Bank represents 0.17% of the total $9.3 billion settlement among the banks and is the smallest participant in the agreement. The total $16.1 million related to the remediation fund and mortgage modifications was fully reserved.

Identity Theft Protection Product Matter

The Bank has been in discussions to address concerns that some customers may have paid for but did not receive certain benefits of an identity theft protection product from a third-party vendor. The Bank remains in discussions with the third-party vendor on potential remedial actions to impacted customers. To date, the Bank has made $37.6 million in total remediation payments to customers. On April 17, 2015, the OCC announced that it had reached an agreement with the Bank that resolved issues related to the sale and servicing of the identity theft protection product (the "Consent Order"). Pursuant to the Consent Order, the Bank has paid a civil monetary penalty of $6 million and agreed to remediate customers who paid for but may not have received certain benefits of the identify theft protection product. As indicated above, as of December 31, 2014, all customers were refunded amounts paid for product enrollment. The Bank is in the process of further re-mediating customers whose checking accounts may have been charged an overdraft fee or credit card accounts an over limit and finance fee as a result of the identity theft protection product fees. In reaching this agreement, the Bank has cooperated fully with the OCC and will comply fully with the terms of the Consent Order.

Marketing of Overdraft Coverage

On April 1, 2014, the Bank received a civil investigative demand (“CID”) from the CFPB. The CID requests information and documents in connection with the Bank’s marketing to consumers of overdraft coverage for automatic teller machine and/or onetime debit card transactions. A second CID related to the same overdraft coverage program was received on February 10, 2015. Pursuant to the terms of the CIDs, the information obtained by the CFPB will be used to determine whether the Bank is in compliance with laws administered by the CFPB. The Bank is cooperating with the investigation; however there can be no assurance that claims or litigation will not arise from this matter.

The Company's practice is to cooperate fully with regulatory and governmental investigations, audits and other inquiries, including those described above.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 15. RELATED PARTY TRANSACTIONS

The Company has various debt agreements with Santander. For a listing of these debt agreements, see Note 12 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2014. The Company and its affiliates also entered into or were subject to various service agreements with Santander and its affiliates. Each of these agreements was made in the ordinary course of business and on market terms. A list and description of these agreements can be found in Note 22 to the Consolidated Financial Statements of the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

NOTE 16. FAIR VALUE

General

As of March 31, 2015, $20.0 billion of the Company’s total assets consisted of financial instruments measured at fair value on a recurring basis, including financial instruments for which the Company elected the FVO. Approximately $10.5 million of these financial instruments were measured using quoted market prices for identical instruments or Level 1 inputs. Approximately $17.7 billion of these financial instruments were measured using valuation methodologies involving market-based and market-derived information, or Level 2 inputs. Approximately $2.3 billion of these financial instruments were measured using model-based techniques, or Level 3 inputs, and represented approximately 11.7% of total assets measured at fair value and approximately 1.9% of total consolidated assets.

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

There were no transfers between Levels 1, 2 and 3 during the three-month period ended March 31, 2015 for any assets or liabilities valued at fair value on a recurring basis. During the three-month period ended March 31, 2014, the Company transferred certain of its ABS from Level 2 to Level 3 due to limited price transparency in connection with their limited trading activity. There were no other transfers between Levels 1, 2 and 3 during the three-month period ended March 31, 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. FAIR VALUE (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of March 31, 2015 and December 31, 2014.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at March 31, 2015
	(in thousands)
Financial assets:
US Treasury and government agency securities	$—	$2,154,164	$—	$2,154,164
Corporate debt	—	2,139,039	—	2,139,039
Asset-backed securities	—	1,483,368	1,514,517	2,997,885
Equity securities	10,475	—	—	10,475
State and municipal securities	—	1,442,353	—	1,442,353
Mortgage backed securities	—	9,685,107	—	9,685,107
Total investment securities available-for-sale	10,475	16,904,031	1,514,517	18,429,023
Retail installment contracts held for investment	—	—	676,097	676,097
Loans held-for-sale	—	316,026	—	316,026
Mortgage servicing rights	—	—	135,452	135,452
Derivatives:
Fair value	—	4,624	—	4,624
Cash flow	—	111	—	111
Mortgage banking interest rate lock commitments	—	—	6,999	6,999
Customer related	—	377,309	—	377,309
Foreign exchange	—	31,997	—	31,997
Mortgage servicing	—	2,237	—	2,237
Interest rate cap agreements	—	31,585	—	31,585
Other	—	8,781	23	8,804
Total financial assets	$10,475	$17,676,701	$2,333,088	$20,020,264
Financial liabilities:
Derivatives:
Fair value	$—	$4,239	$—	$4,239
Cash flow	—	38,369	—	38,369
Mortgage banking forward sell commitments	—	2,611	—	2,611
Customer related	—	340,666	—	340,666
Total return swap	—	1,422	282	1,704
Foreign exchange	—	30,228	—	30,228
Mortgage servicing	—	3,473	—	3,473
Interest rate swaps	—	14,767	—	14,767
Option for interest rate cap	—	31,614	—	31,614
Other	—	11,164	103	11,267
Total financial liabilities	$—	$478,553	$385	$478,938

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. FAIR VALUE (continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2014
	(in thousands)
Financial assets:
US Treasury and government agency securities	$—	$1,695,767	$—	$1,695,767
Corporate debt	—	2,182,401	—	2,182,401
Asset-backed securities	—	1,452,760	1,267,643	2,720,403
Equity securities	10,343	—	—	10,343
State and municipal securities	—	1,823,462	—	1,823,462
Mortgage backed securities	—	7,475,702	—	7,475,702
Total investment securities available-for-sale	10,343	14,630,092	1,267,643	15,908,078
Trading securities	—	833,936	—	833,936
Retail installment contracts held for investment	—	—	845,911	845,911
Loans held-for-sale	—	213,666	—	213,666
Mortgage servicing rights	—	—	145,047	145,047
Derivatives:
Fair value	—	2,943	—	2,943
Cash flow	—	7,619	—	7,619
Mortgage banking interest rate lock commitments	—	—	3,063	3,063
Customer related	—	289,240	—	289,240
Foreign exchange	—	20,033	—	20,033
Mortgage servicing	—	7,432	—	7,432
Interest rate swap agreements	—	535	—	535
Interest rate cap agreements	—	49,762	—	49,762
Other	—	6,536	7	6,543
Total financial assets	$10,343	$16,061,794	$2,261,671	$18,333,808
Financial liabilities:
Derivatives:
Fair value	$—	$1,759	$—	$1,759
Cash flow	—	20,552	—	20,552
Mortgage banking forward sell commitments	—	2,424	—	2,424
Customer related	—	252,955	—	252,955
Total return swap	—	1,736	282	2,018
Foreign exchange	—	17,390	—	17,390
Mortgage servicing	—	7,448	—	7,448
Interest rate swaps	—	12,743	—	12,743
Option for interest rate cap	—	49,806	—	49,806
Other	—	7,823	73	7,896
Total financial liabilities	$—	$374,636	$355	$374,991

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. FAIR VALUE (continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
March 31, 2015
Impaired loans held for investment	$3,896	$92,017	$2,311	$98,224
Foreclosed assets	—	12,985	—	12,985
Vehicle inventory	—	159,990	—	159,990

December 31, 2014
Impaired loans held for investment	$—	$101,218	$67,699	$168,917
Foreclosed assets	—	45,599	—	45,599
Vehicle inventory	—	136,136	—	136,136

Valuation Processes and Techniques

Impaired loans held for investment represents the recorded investment of impaired commercial loans for which the Company periodically records nonrecurring adjustments of collateral-dependent loans measured for impairment when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Written offers to purchase a specific impaired loan are considered observable market inputs, which are considered Level 1. Appraisals are obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties, which are considered Level 2 inputs. Loans for which the value of the underlying collateral is determined using a combination of real estate appraisals, field exams and internal calculations are considered Level 3 inputs. The inputs in the internal calculations include the loan balance, estimation of the collectability of the underlying receivables held by the customer used as collateral, sale and liquidation value of the inventory held by the customer used as collateral and historical loss-given-default parameters. In cases in which the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. The total carrying value of these loans was $51.6 million and $100.2 million at March 31, 2015 and December 31, 2014, respectively.

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

The Company estimates the fair value of its vehicles, which are obtained either through repossession or lease termination, using historical auction rates and current market levels of used car prices.

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Condensed Consolidated Statements of Operations relating to assets held at period-end:

	Statement of Operations Location	Three-Month Period Ended March 31,
		(in thousands)
		2015	2014
Impaired loans held for investment	Provision for credit losses	$(570)	$(2,809)
Foreclosed assets	Other administrative expense	(611)	(223)
		$(1,181)	$(3,032)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. FAIR VALUE (continued)

Level 3 Rollforward for Recurring Assets and Liabilities

The tables below present the changes in all Level 3 balances for the three-month period ended March 31, 2015 and 2014, respectively.

Three-Month Period Ended March 31, 2015
	Investments Available-for-Sale	Retail Installment Contracts Held for Investment	MSRs	Derivatives	Total
	(in thousands)
Balance, December 31, 2014	$1,267,643	$845,911	$145,047	$2,715	$2,261,316
Gains in other comprehensive income	4,779	—	—	—	4,779
Gains/(losses) in earnings	—	86,492	(6,990)	3,826	83,328
Additions/Issuances	253,973	—	3,526	—	257,499
Settlements(1)	(11,878)	(256,306)	(6,131)	96	(274,219)
Balance, March 31, 2015	$1,514,517	$676,097	$135,452	$6,637	$2,332,703
Changes in unrealized gains (losses) included in earnings related to balances still held at March 31, 2015	$—	$86,492	$(6,990)	$(110)	$79,392

(1)	Settlements include charge-offs, prepayments, pay downs and maturities.

Three-Month Period Ended March 31, 2014
	Investments Available-for-Sale	Retail Installment Contracts Held for Investment	MSRs	Derivatives	Total
	(in thousands)
Balance, December 31, 2013	$52,940	$—	$141,787	$164	$194,891
Gains in other comprehensive income	1,048	—	—	—	1,048
Gains/(losses) in earnings	—	144,053	(4,459)	1,046	140,640
Additions/Issuances	—	1,870,383	1,874	—	1,872,257
Settlements(1)	(436)	(498,083)	(4,427)	140	(502,806)
Transfers into level 3	1,171,460	—	—	—	1,171,460
Balance, March 31, 2014	$1,225,012	$1,516,353	$134,775	$1,350	$2,877,490
Changes in unrealized gains (losses) included in earnings related to balances still held at March 31, 2014	$—	$144,053	$(4,459)	$(135)	$139,459

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
(Unaudited)

NOTE 16. FAIR VALUE (continued)

Valuation Processes and Techniques - Recurring Fair Value Assets and Liabilities

The following is a description of the valuation techniques used for instruments measured at fair value on a recurring basis:

Securities Available-for-Sale and Trading Securities

Securities accounted for at fair value include both available-for-sale and trading securities portfolios. The Company utilizes a third-party pricing service to value its investment securities portfolios. Our primary pricing service has consistently proved to be a high quality third-party pricing provider. For those investments not valued by our pricing vendors, other trusted market sources are utilized. The vendors the Company uses provide pricing services on a global basis. The Company monitors and validates the reliability of vendor pricing on an ongoing basis, which can include pricing methodology reviews, performing detailed reviews of the assumptions and inputs used by the vendor to price individual securities, and price validation testing. Price validation testing is performed independently of the risk-taking function and can include corroborating the prices received from third-party vendors with prices from another third-party source, reviewing valuations of comparable instruments, comparison to internal valuations, or by reference to recent sales of similar securities.

The classification of securities within the fair value hierarchy is based upon the activity level in the market for the security type and the observability of the inputs used to determine their fair value. Actively traded quoted market prices for investment securities available-for-sale, such as U.S. Treasury and government agency securities, corporate debt, state and municipal securities, and mortgage backed securities, are not readily available. The Company's principal markets for its investment securities are the secondary institutional markets with an exit price that is predominantly reflective of bid-level pricing in these markets. These investment securities are priced by third-party pricing vendors. The third-party vendors use a variety of methods when pricing securities that incorporate relevant market data to arrive at an estimate of what a buyer in the marketplace would pay for a security under current market conditions. These investment securities are, therefore, considered Level 2.

ABS is comprised primarily of collateralized loan obligations ("CLOs") and other ABS. Certain ABS are valued using DCF models. The DCF models are obtained from a third-party pricing vendor who uses observable market data and therefore are classified as Level 2. CLOs are initially valued by the provider using DCF models which consider inputs such as default correlation, credit spread, prepayment speed, conditional default rate and loss severity. The price produced by the model is then compared to recent trades for similar transactions. If there are differences between the model price and the market price, adjustments are made to the model so the final price approximates the market price. These CLO investments are, therefore, considered Level 2. Other ABS that could not be valued using a third-party pricing service are valued using an internally developed DCF model. When estimating the fair value using this model, the Company uses its best estimate of the key assumptions which include the discount rates and forward yield curves. The Company uses comparable bond indices based on industry, term, and rating to discount the expected future cash flows. Determining the comparability of assets involves significant subjectivity related to asset type differences, cash flows, performance and other inputs. The inability of the Company to corroborate the fair value of the ABS due to the limited available observable data on these ABS resulted in a fair value classification of Level 3.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. FAIR VALUE (continued)

Retail Installment Contracts Held for Investment

For certain retail installment contracts held for investment within loans held for investment, the Company has elected the FVO. The fair values of the retail installment contracts are estimated using the DCF model. When estimating the fair value using this model, the Company uses significant unobservable inputs on key assumptions, which includes historical default rate and adjustments to reflect voluntary prepayments, prepayment rates based on available data from a comparable market securitization of similar assets, discount rates reflective of the cost of funding of debt issuance and recent historical equity yields, and recovery rates based on the average severity utilizing reported severity rates and loss severity utilizing available market data from a comparable securitized pool. Accordingly, retail installment contracts held for investment are classified as Level 3.

Loans Held-for-Sale

The fair values of LHFS are estimated using published forward agency prices to agency buyers such as the FNMA and the FHLMC. The majority of the residential mortgage LHFS portfolio is sold to these two agencies. The fair value is determined using current secondary market prices for portfolios with similar characteristics, adjusted for servicing values and market conditions.

These loans are regularly traded in active markets, and observable pricing information is available from market participants. The prices are adjusted as necessary to include the embedded servicing value in the loans and to take into consideration the specific characteristics of certain loans that are priced based on the pricing of similar loans. These adjustments represent unobservable inputs to the valuation, but are not considered significant given the relative insensitivity of the value to changes in these inputs to the fair value of the loans. Accordingly, residential mortgage LHFS are classified as Level 2. See further discussion below in the FVO for Financial Assets and Financial Liabilities section below.

MSRs

The model to value MSRs estimates the present value of the future net cash flows from mortgage servicing activities based on various assumptions. These cash flows include servicing and ancillary revenue, offset by the estimated costs of performing servicing activities. Significant assumptions used in the valuation of residential MSRs include changes in anticipated loan prepayment rates ("CPRs") and the discount rate, reflective of a market participant's required return on an investment for similar assets. Other important valuation assumptions include market-based servicing costs and the anticipated earnings on escrow and similar balances held by the Company in the normal course of mortgage servicing activities. All of these assumptions are considered to be unobservable inputs. Historically, servicing costs and discount rates have been less volatile than CPR and earnings rates, both of which are directly correlated with changes in market interest rates. Increases in prepayment speeds, discount rates and servicing costs result in lower valuations of MSRs. Decreases in the anticipated earnings rate on escrow and similar balances result in lower valuations of MSRs. For each of these items, the Company makes assumptions based on current market information and future expectations. All of the assumptions are based on standards that the Company believes would be utilized by market participants in valuing MSRs and are derived and/or benchmarked against independent public sources. Accordingly, MSRs are classified as Level 3 inputs. Gains and losses on MSRs are recognized on the Condensed Consolidated Statements of Operations through Mortgage banking income. See further discussion on MSRs in Note 9.

Listed below are the most significant inputs that are utilized by the Company in the evaluation of residential MSRs:

•	A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $5.2 million and $9.9 million, respectively, at March 31, 2015.

•	A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $4.3 million and $8.4 million, respectively, at March 31, 2015.

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

	Fair Value at March 31, 2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(in thousands)
Financial Assets:
Asset-backed securities
Financing bonds	$1,459,208	Discounted Cash Flow	Discount Rate (1)	0.70% - 1.77% (1.14%)
Sale-leaseback securities	$55,309	Consensus Pricing (2)	Offered quotes (3)	140.13%
Retail installment contracts held for investment	$676,097	Discounted Cash Flow	ABS (4)	0.40%
			Prepayment rate (CPR) (5)	11.00%
			Discount Rate (6)	6.00% - 12.00% (9.47%)
			Recovery Rate (7)	25.00% - 43.00% (35.07%)
Mortgage servicing rights	$135,452	Discounted Cash Flow	Prepayment rate (CPR) (8)	0.13% - 40.92% (11.72%)
			Discount Rate (9)	9.90%
Mortgage banking interest rate lock commitments	$6,999	Discounted Cash Flow	Pull through percentage (10)	76.09%
			MSR value (11)	0.680% - 1.060% (0.97%)

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. FAIR VALUE (continued)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments are as follows:

	March 31, 2015
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$1,929,006	$1,929,006	$1,929,006	$—	$—
Available-for-sale investment securities	18,429,023	18,429,023	10,475	16,904,031	1,514,517
Loans held for investment, net	76,026,925	75,493,036	3,896	92,017	75,397,123
Loans held-for-sale	1,361,895	1,418,646	—	1,418,646	—
Restricted cash	2,801,427	2,801,427	2,801,427	—	—
Mortgage servicing rights	135,452	135,452	—	—	135,452
Derivatives	463,666	463,666	—	456,644	7,022

Financial liabilities:
Deposits	54,368,932	54,406,122	45,931,421	8,474,701	—
Borrowings and other debt obligations	42,813,441	43,267,027	—	31,853,477	11,413,550
Derivatives	478,938	478,938	—	478,553	385

	December 31, 2014
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$2,234,725	$2,234,725	$2,234,725	$—	$—
Available-for-sale investment securities	15,908,078	15,908,078	10,343	14,630,092	1,267,643
Trading securities	833,936	833,936	—	833,936	—
Loans held for investment, net	73,923,745	74,265,569	—	101,218	74,164,351
Loans held-for-sale	260,252	260,251	—	260,251	—
Restricted cash	2,024,838	2,024,838	2,024,838	—	—
Mortgage servicing rights	145,047	145,047	—	—	145,047
Derivatives	387,170	387,170	—	384,100	3,070

Financial liabilities:
Deposits	52,474,007	52,507,347	45,162,698	7,344,649	—
Borrowings and other debt obligations	39,709,653	40,147,937	—	30,355,610	9,792,327
Derivatives	374,991	374,991	—	374,636	355

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

As of March 31, 2015 and December 31, 2014, the Company had $2.8 billion and $2.0 billion, respectively, of restricted cash. Restricted cash is related to cash restricted for investment purposes, cash posted for collateral purposes, cash advanced for loan purchases, and lockbox collections. Cash and cash equivalents, including restricted cash, have maturities of three months or less and, accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

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

Fair Value Option for Financial Assets and Financial Liabilities

LHFS

The Company's LHFS portfolio primarily consists of residential mortgages and retail installment contracts. Retail installment contracts that are held-for-sale are accounted for at the lower of cost or market while the Company adopted the FVO on residential mortgage loans classified as held-for-sale, which allows the Company to record the mortgage LHFS portfolio at fair market value compared to the lower of cost, net of deferred fees, deferred origination costs, or market. The Company economically hedges its residential LHFS portfolio, which is reported at fair value. A lower of cost or market accounting treatment would not allow the Company to record the excess of the fair market value over book value, but would require the Company to record the corresponding reduction in value on the hedges. Both the loans and related hedges are carried at fair value, which reduces earnings volatility, as the amounts more closely offset.

Retail installment contracts held for investment

To reduce accounting and operational complexity, the Company elected the FVO for certain of its retail installment contracts held for investment in connection with the Change in Control. These loans consisted of all of SCUSA’s retail installment contracts accounted for by SCUSA under ASC 310-30, as well as all of SCUSA’s retail installment contracts that were more than 60 days past due at the date of the Change in Control, which collectively had an aggregate outstanding unpaid principal balance of $2.6 billion with a fair value of $1.9 billion at the date of the Change in Control.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. FAIR VALUE (continued)

The following table summarizes the difference between the fair value and the principal balance of LHFS and retail installment contracts measured at fair value as of March 31, 2015.

	Fair Value	Aggregate Unpaid Principal Balance	Difference
	(in thousands)
Loans held-for-sale	$316,026	$311,533	$4,493
Nonaccrual loans	—	—	—

Retail installment contracts held for investment	$676,097	$873,481	$(197,384)
Nonaccrual loans	51,474	88,859	(37,385)

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

The Company's residential MSRs had an aggregate fair value of $135.5 million at March 31, 2015. Changes in fair value totaling a loss of $7.0 million were recorded in net mortgage banking income in the Condensed Consolidated Statement of Operations during the three-month period ended March 31, 2015.

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

In conjunction with the Chrysler Agreement, the Bank has an agreement with SCUSA under which SCUSA provides the Bank with the first right to review and assess Chrysler dealer lending opportunities and, if the Bank elected, to provide the proposed financing. Historically and through September 30, 2014, SCUSA provided servicing under this arrangement. Effective October 1, 2014, the servicing of all Chrysler Capital receivables from dealers, including receivables held by the Bank and by SCUSA, were transferred to the Bank. The agreements executed in connection with this transfer require SCUSA to permit the Bank the first right to review and assess Chrysler Capital dealer lending opportunities and require the Bank to pay SCUSA a relationship management fee based upon the performance and yields of Chrysler Capital dealer loans held by the Bank. All intercompany revenue and fees between the Bank and SCUSA are eliminated in the consolidated results of SHUSA.

On January 17, 2014, the Bank entered into a direct origination agreement with SCUSA under which the Bank has the first right to review and approve all prime Chrysler Capital consumer vehicle lease applications. SCUSA may review any applications declined by the Bank for SCUSA’s own portfolio. SCUSA provides servicing and receives an origination fee on all leases originated under this agreement. During April 2015, the Bank and SCUSA decided not to renew this direct origination agreement which expired by its terms on May 9, 2015. The Company is currently evaluating the expiration of this agreement including the potential impact to its Auto Finance & Alliance segment and related goodwill.

•
The Real Estate and Commercial Banking segment offers commercial real estate loans, multi-family loans, commercial loans, and the Bank's related commercial deposits. This segment also provides financing and deposits for government entities and niche product financing for specific industries, including oil and gas and mortgage warehousing, among others.

•
The Global Banking & Markets and Large Corporate Banking ("GBM") segment serves the needs of global commercial and institutional customers by leveraging the international footprint of the Santander group to provide financing and banking services to corporations with over $500 million in annual revenues. GBM's offerings and strategy are based on Santander's local and global capabilities in wholesale banking.

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

During the first quarter of 2014, certain management and business line changes were announced as the Company reorganized its management reporting in order to improve its structure and focus to better align management teams and resources with the business goals of the Company and to provide enhanced customer service to its clients. These changes became effective for reporting purposes during the second quarter. Accordingly, the following changes were made within the Company's reportable segments to provide greater focus on each of its core businesses:

•	The Investment Services business unit was combined with the Retail Banking business unit.

•	The CEVF line, formerly included in the Specialty and Government Banking business unit, was moved into the Auto Finance and Alliances business unit.

•	The Specialty and Government Banking business unit was combined with the Real Estate and Commercial Banking business unit.

Prior period results have been recast to conform to the new composition of these reportable segments.

During the first quarter of 2015, certain management and business line changes were announced, which will be effective for reporting purposes during the second quarter of 2015. Management is in the process of evaluating the impact of the changes on the Company's reportable segments.

Certain segments previously deemed quantitatively significant no longer met the threshold and have been combined with the Other category as of March 31, 2015. Prior period results have been recast to conform to the new composition of the reportable segment.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17. BUSINESS SEGMENT INFORMATION (continued)

Results of Segments

The following tables present certain information regarding the Company’s segments.

For the Three-Month Period Ended	SHUSA excluding SCUSA					Non-GAAP measure(4)
March 31, 2015	Retail Banking	Auto Finance & Alliances	Real Estate and Commercial Banking	Global Banking & Markets and Large Corporate	Other(2)	SCUSA(3)	SCUSA Purchase Price Adjustments	Eliminations	Total
	(dollars in thousands)
Net interest income	$190,460	$19,263	$126,720	$49,164	$13,692	$1,160,005	$94,768	$87	$1,654,159
Total non-interest income	69,981	82,172	22,080	17,584	22,386	422,970	38,317	(10,093)	665,397
Provision/(release) for credit losses	19,595	2,931	(9,766)	3,221	31,019	605,982	219,202	—	872,184
Total expenses	284,968	78,127	53,928	23,073	111,134	546,318	(7,142)	(8,046)	1,082,360
Income/(loss) before income taxes	(44,122)	20,377	104,638	40,454	(106,075)	430,675	(78,975)	(1,960)	365,012

Intersegment (expense)/ revenue(1)	67,154	(6,640)	(72,433)	(9,251)	21,170	—	—	—	—
Total average assets	18,099,568	5,037,233	22,969,672	10,595,017	29,180,879	32,940,082	—	—	118,822,451

(1)	Intersegment revenue/ (expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

(2)
Other is not considered a segment and includes earnings from non-strategic assets, the investment portfolio, interest expense on the Bank’s and holding company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

(3)	Management of SHUSA manages SCUSA by analyzing the pre-Change in Control results of SCUSA as disclosed in this column.

(4)
Purchase Price Adjustments represents the impact that SCUSA purchase marks had on the results of SCUSA included within the consolidated operations of SHUSA, while eliminations eliminate intercompany transactions.

For the Three- Month Period Ended	SHUSA excluding SCUSA					Non-GAAP measure(4)
March 31, 2014	Retail Banking	Auto Finance & Alliances	Real Estate and Commercial Banking	Global Banking & Markets and Large Corporate	Other(2)	SCUSA(3)	SCUSA Purchase Price Adjustments	Eliminations	Total
	(dollars in thousands)
Net interest income	$213,065	$18,865	$118,689	$41,591	$(9,162)	$1,062,202	$70,991	$(344,136)	$1,172,105
Total non-interest income	86,893	6,060	26,342	22,524	28,363	239,311	83,228	(60,004)	432,717
Gain on Change in Control	—	—	—	—	—	—	2,428,539	—	2,428,539
Provision/(release) for credit losses	9,209	(5)	4,667	2,438	(16,309)	698,578	(137,794)	(225,454)	335,330
Total expenses	254,535	10,436	46,432	17,130	123,227	473,583	90,549	(245,611)	770,281
Income/(loss) before income taxes	36,214	14,494	93,932	44,547	(87,717)	129,352	2,630,003	66,925	2,927,750

Intersegment revenue/(expense)(1)	62,611	(2,152)	(83,738)	(9,040)	32,319	—	—	—	—
Total average assets	18,796,940	2,348,331	22,374,949	8,443,066	26,529,244	18,287,600	—	—	96,780,130

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

(2)
Other is not considered a segment and includes earnings from non-strategic assets, the investment portfolio, interest expense on the Bank’s and holding company's borrowings and other debt obligations, amortization of intangible assets and certain unallocated corporate income and indirect expenses.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17. BUSINESS SEGMENT INFORMATION (continued)

NON-GAAP FINANCIAL MEASURES

The Chief Operating Decision Maker ("CODM"), as described by ASC 280, Segment Reporting, manages SCUSA on a historical basis by reviewing the results of SCUSA on a pre-Change in Control basis. The Results of Segments table discloses SCUSA's operating information on the same basis that it is reviewed by SHUSA's CODM to reconcile to SCUSA's GAAP results, purchase price adjustments and accounting for SCUSA as an equity method investment. The Company's non-GAAP information has limitations as an analytical tool, and the reader should not consider it in isolation, or as a substitute for analysis of our results or any performance measures under GAAP as set forth in our financial statements. The reader should compensate for these limitations by relying primarily on our GAAP results and using this non-GAAP information only as a supplement to evaluate the Company's performance.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

EXECUTIVE SUMMARY

Santander Holdings USA, Inc. ("SHUSA") is the parent company of Santander Bank, National Association, (the "Bank"), a national banking association, and owns approximately 61% of Santander Consumer USA Holdings Inc. (together with its subsidiaries, "SCUSA"), a consumer finance company focused on vehicle finance and personal lending products. SHUSA is headquartered in Boston, Massachusetts and the Bank's main office is in Wilmington, Delaware. SHUSA is a wholly-owned subsidiary of Banco Santander, S.A. ("Santander").

The Bank's main office is in Wilmington, Delaware. The Bank, previously named Sovereign Bank, National Association, changed its name to Santander Bank, National Association on October 17, 2013. The Bank's principal markets are in the Mid-Atlantic and Northeastern United States. The Bank uses its deposits, as well as other financing sources, to fund its loan and investment portfolios. The Bank earns interest income on its loan and investment portfolios. In addition, the Bank generates non-interest income from a number of sources, including deposit and loan services, sales of loans and investment securities, capital markets products and bank-owned life insurance ("BOLI"). The principal non-interest expenses include employee compensation and benefits, occupancy and facility-related costs, technology and other administrative expenses. The volumes, and accordingly the financial results, of the Bank are affected by the economic environment, including interest rates and consumer and business confidence and spending, as well as the competitive conditions within the Bank's geographic footprint.

SCUSA is headquartered in Dallas, Texas, and its primary business is the indirect origination of retail installment contracts, principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers. SCUSA also offers a full spectrum of auto financing products and services to Chrysler customers and dealers under the Chrysler Capital brand. These products and services include consumer retail installment contracts and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit. SCUSA also originates vehicle loans through a web-based direct lending program, purchases vehicle retail installment contracts from other lenders, and services automobile and recreational and marine vehicle portfolios for other lenders. Additionally, SCUSA has several relationships through which it provides unsecured consumer loans, private-label credit cards and other consumer finance products.

On January 22, 2014, SCUSA's registration statement for an initial public offering ("IPO") of shares of its common stock (the “SCUSA Common Stock”), was declared effective by the SEC. Prior to the IPO, the Company owned approximately 65% of the shares of SCUSA's common stock.

On January 28, 2014, the IPO was closed, and certain stockholders of SCUSA, including the Company and Sponsor Auto Finance Holdings Series LP ("Sponsor Holdings"), sold 85,242,042 shares of SCUSA Common Stock. Immediately following the IPO, the Company owned approximately 61% of the shares of SCUSA Common Stock. In connection with these sales, certain board representation, governance and other rights granted to Dundon DFS, LLC ("DDFS") and Sponsor Holdings were terminated as a result of the reduction in DDFS and Sponsor Holdings’ collective ownership of shares of SCUSA Common Stock below certain ownership thresholds, causing the first quarter 2014 change in control and consolidation of SCUSA (the "Change in Control.")

Prior to the Change in Control, the Company accounted for its investment in SCUSA under the equity method. Following the Change in Control, the Company consolidated the financial results of SCUSA in the Company’s Consolidated Financial Statements. The Company’s consolidation of SCUSA is treated as an acquisition of SCUSA by the Company in accordance with Accounting Standards Codification ("ASC") 805 - Business Combinations (ASC 805). SCUSA Common Stock is now listed for trading on the New York Stock Exchange under the trading symbol "SC".

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

ECONOMIC AND BUSINESS ENVIRONMENT

Overview

During the first quarter of 2015, the U.S. economy grew slowly and market results signaled pessimism about the slow growth of the U.S. economy while unemployment dropped only slightly.

The unemployment rate in March 2015 improved to 5.5%, down from 5.6% at December 31, 2014 and 6.7% one year ago. According to the U.S Bureau of Labor Statistics, the job growth is primarily attributed to the professional and business services, retail trade, and health care sectors.

Early indicators for first quarter results were generally positive, despite concerns in the first quarter about the slow growth of the economy, which were evident in market results. The total year-to-date returns for the following indices, based on closing prices, at March 31, 2015 were:

March 31, 2015
Dow Jones Industrial Average	(0.3)%
S&P 500	0.4%
NASDAQ Composite	13.4%

At its March 2015 meeting, the Federal Open Market Committee (the “FOMC”) announced its plans to maintain the Fed funds rate target at 0-.25%. and the targeted inflation rate at 2.0%. While the federal funds rate has remained on target, the inflation rate remains just under 2.0%. In late 2014, the FOMC also announced its plan to discontinue its agency mortgage backed securities ("MBS") and long-term Treasury securities purchase programs, citing "substantial improvement in the outlook for the labor market" and strength in the overall economy to support progress towards maximum employment and price stability. As of its March statement, the FOMC had not decided on timing for its initial increase in the target ranges for either measure, but calls an increase at its April 2015 meeting "unlikely."

The 10-year Treasury bond rate at the end of the first quarter was 1.93%, down from 2.17% at December 31, 2014 and 2.72% at March 31, 2014. Over the past year, the 10-year Treasury bond rate decreased 79 basis points. Mortgage origination activity declined in the fourth quarter of 2014, down 7.4% from the third quarter of 2014 and 14.7% from the fourth quarter of 2013. Declines in fourth quarter origination activity are consistent with historical trends. At the time of filing this Form 10-Q, first quarter origination activity results were not available, but forecasts projected increased activity in Q1 2015 that would exceed origination activity of the first quarter of 2014.

Despite the trends in consumer mortgage origination, the most recent indicators show that commercial real estate and multifamily originations have increased compared with both the prior quarter and prior year. In addition, the ratio of non-performing loans ("NPLs") to total loans has declined for U.S banks, with a decrease of 53.6% from March 31, 2014 to December 31, 2014 evidence of improving credit quality and downward trends in general allowance reserves. First quarter 2015 data was not fully available at the time of issuance.

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

European Exposure

Concerns about the European Union’s sovereign debt and the future of the euro have caused uncertainty for financial markets globally. Other than borrowing agreements and related party transactions with Santander, as further described in the Financial Condition section of the Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") Notes to the Condensed Consolidated Financial Statements, the Company's exposure to European countries includes the following:

	March 31, 2015
Country	Covered Bonds	Financial Institution Bonds	Non-Financial Institutions Bonds	Total
	(in thousands)
France	$—	$143,377	$4,956	$148,333
Germany	—	—	138,903	138,903
Great Britain	—	118,962	279,791	398,753
Italy	—	48,761	57,523	106,284
Netherlands	—	48,911	—	48,911
Norway	—	—	7,995	7,995
Portugal	—	—	41,000	41,000
Spain	93,787	77,867	44,319	215,973
Sweden	—	77,856	—	77,856
Switzerland	—	14,969	—	14,969
	$93,787	$530,703	$574,487	$1,198,977

The market value of the Company's European exposure at March 31, 2015 was $1.2 billion.

	December 31, 2014
Country	Covered Bonds	Financial Institution Bonds	Non-Financial Institutions Bonds	Total
	(in thousands)
France	$—	$143,475	$4,953	$148,428
Germany	—	—	139,233	139,233
Great Britain	—	119,048	295,436	414,484
Italy	—	48,765	57,803	106,568
Netherlands	—	49,886	—	49,886
Norway	—	—	7,994	7,994
Portugal	—	—	41,081	41,081
Spain	93,938	78,098	61,355	233,391
Sweden	—	77,847	—	77,847
Switzerland	—	14,970	—	14,970
	$93,938	$532,089	$607,855	$1,233,882

The market value of the Company's European exposure at December 31, 2014 was $1.3 billion.

These investments are included within corporate debt securities discussed in Note 4 to the Condensed Consolidated Financial Statements. The Company's total exposure to European entities decreased $34.9 million, or 2.8%, from December 31, 2014 to March 31, 2015.

As of March 31, 2015, the Company had approximately $247.1 million of loans that were denominated in a currency other than the USD.

Overall, gross exposure to the foregoing countries was approximately 1.0% of the Company's total assets as of March 31, 2015, and no more than 1% was to any given country or third party. The Company currently does not have credit protection on any of these exposures, nor does it provide lending services in Europe. The Company transacts with various European banks as counterparties to interest rate swaps and foreign currency transactions for its hedging and customer-related activities; however, these derivatives transactions are generally subject to master netting and collateral support agreements, which significantly limit the Company’s exposure to loss.

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

Credit Rating Actions

The following table presents Moody's and Standard & Poor's ("S&P") credit ratings for the Bank, SHUSA, Santander and the Kingdom of Spain as of March 31, 2015:

	BANK		SHUSA		SANTANDER		SPAIN
	Moody's	S&P	Moody's	S&P	Moody's	S&P	Moody's	S&P
LT Senior Debt	Baa1	BBB	Baa2	BBB	Baa1	BBB+	Baa2	BBB
ST Deposits	P-2	A-2	P-2	A-2	P-2	A-2	P-2	A-2
Outlook	Stable	Stable	Negative	Stable	Stable	Stable	Positive	Stable

In 2014, the ratings for the Company and the Bank were affirmed. SHUSA funds its operations independently of the other entities owned by Santander, and believes its business is not necessarily closely related to the business or outlook of other entities owned by Santander. During 2014, S&P upgraded the long-term senior debt rating of Santander from BBB to BBB+. S&P also upgraded the Kingdom of Spain's long-term debt rating from BBB- to BBB and short-term deposits rating from A-3 to A-2. Future adverse changes in the credit ratings of Santander or the Kingdom of Spain could also further adversely impact SHUSA's or its subsidiaries' credit ratings, and any other adverse change in the condition of Santander could adversely affect SHUSA.

On March 16, 2015 Moody's published its new bank rating methodology. On March 17, 2015 Moody's announced multiple rating actions following the publication of its new methodology. The rating actions affect 1,021 of 1,934 rated banking entities which include operating banks, holding companies, subsidiaries, special purpose issuance conduits, branches and other entities for which Moody's has assigned ratings to at least one debt class. Moody's noted that for most US banking entities their deposit ratings are on review for upgrade and their bank-level senior unsecured debt and issuer ratings are on review for downgrade. These rating actions reflect the Loss Given Failure component of Moody's new methodology. For the Bank, Moody's would upgrade its deposit rating by 2 notches (from Baa1 to A2) and downgrade its senior unsecured debt rating by 1 notch from Baa1 to Baa2. SHUSA's ratings were not placed under review by Moody's.

Santander's ratings from Moody's were also put under review on March 17, 2015 due to the new rating methodology. Moody's placed Santander's senior debt and deposit ratings on review for upgrade.

At this time, SCUSA is not rated by the major credit rating agencies.

The Bank estimates a one or two notch downgrade by either S&P or Moody's would require the Bank to post up to an additional $3.6 million or $5.6 million, respectively, to comply with existing derivative agreements.

REGULATORY MATTERS

The activities of the Company and the Bank are subject to regulation under various U.S. federal laws, including the Bank Holding Company Act, the Federal Reserve Act, the National Bank Act, the Federal Deposit Insurance Act, the Truth-in-Lending Act (which governs disclosures of credit terms to consumer borrowers), the Truth-in-Savings Act, the Equal Credit Opportunity Act (the "ECOA"), the Fair Credit Reporting Act (which governs the provision of consumer information to credit reporting agencies and the use of consumer information), the Fair Debt Collection Practices Act (which governs the manner in which consumer debts may be collected by collection agencies), the Home Mortgage Disclosure Act (which requires financial institutions to provide certain information about home mortgage and refinanced loans), the Servicemember Civil Relief Act, the Unfair and Deceptive Practices Act, the Real Estate Settlement Procedures Act, and the Electronic Funds Transfer Act (which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services), as well as other federal and state laws.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SCUSA is also subject to regulatory oversight from the Board of Governors of the Federal Reserve System ("Federal Reserve") for bank holding company ("BHC") regulatory purposes as SCUSA is a subsidiary of SHUSA.

Dodd-Frank Wall Street Reform and Consumer Protection Act ("DFA")

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

The DFA mandates an enhanced supervisory framework, which means that the Company is subject to annual stress tests by the Federal Reserve, and the Company and the Bank are required to conduct semi-annual and annual stress tests, respectively, reporting results to the Federal Reserve and the Office of the Comptroller of the Currency (the "OCC"). The Federal Reserve also has discretionary authority to establish additional prudential standards, on its own or at the Financial Stability Oversight Council's recommendation, regarding contingent capital, enhanced public disclosures, short-term debt limits, and otherwise as it deems appropriate.

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

In March 2013, the CFPB issued a bulletin recommending that indirect vehicle lenders, which include SCUSA, take steps to monitor and impose controls over dealer mark up policies whereby dealers charge consumers higher interest rates, with the markup shared between the dealer and the lender. Dealers are allowed to mark up interest rates by a maximum of 2.00%, but in October 2013 SCUSA reduced their maximum compensation (participation from 2.00% (industry practice) to 1.75%.) We believe this restriction removes the dealers' incentive to mark up rates beyond 1.75%. We plan to continue to evaluate this policy for effectiveness and may make further changes to strengthen oversight of dealers and markup.

The CFPB is also conducting supervisory audits of large vehicle lenders and has indicated it intends to study and take action with respect to possible ECOA “disparate impact” credit discrimination in indirect vehicle finance. If the CFPB enters into a consent decree with one or more lenders on disparate impact claims, it could negatively impact the business of the affected lenders, and potentially the business of dealers and other lenders in the vehicle finance market. This impact on dealers and lenders could increase SCUSA's regulatory compliance requirements and associated costs. On July 23, 2014, an automotive finance industry publication reported on complaints related to automotive finance institutions filed with the CFPB over the first half of 2014 compared to the prior year. SCUSA believes that the rise in CFPB complaints for SCUSA over the last year is attributable to portfolio growth, including its entire serviced portfolio (on- and off-book) and consumer credit quality. Based on an internal analysis, SCUSA believes that it was at fault in less than 6% of its CFPB complaints. SCUSA logs and investigates all complaints, and tracks each complaint until it is resolved or otherwise settled.

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

Basel III

New and evolving capital standards, both as a result of the DFA and the implementation in the U.S. of Basel III, will have a significant effect on banks and BHCs, including SHUSA and the Bank. In July 2013, the Federal Reserve, the Federal Deposit Insurance Corporation (the "FDIC") and the OCC released final U.S. Basel III regulatory capital rules implementing the global regulatory capital reforms of Basel III. The final rules establish a comprehensive capital framework that includes both the advanced approaches for the largest internationally active U.S. banks, formerly known as Basel II, and a standardized approach that will apply to all banking organizations with over $500 million in assets. Subject to various transition periods, the rule became effective for the largest banks on January 1, 2014, and for all other banks on January 1, 2015.

The new rules narrow the definition of regulatory capital and establish higher minimum risk-based capital ratios that, when fully phased in, will require banking organizations, including SHUSA and the Bank, to maintain a minimum common equity tier 1 ("CET1") ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0% and a minimum leverage ratio of 3%, calculated as the ratio of Tier 1 capital to average consolidated assets for the quarter. The effective date of these requirements for SHUSA and the Bank was January 1, 2015.

A capital conservation buffer of 2.5% above each of these levels (to be phased in over three years starting in 2016, beginning at 0.625% and increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019) will be required for banking institutions and BHCs to avoid restrictions on their ability to make capital distributions, including paying dividends.

The final framework provides for a number of new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights ("MSRs"), deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities are deducted from CET1 to the extent any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 for SHUSA and the Bank is to begin on January 1, 2015 and be phased in over three years.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

As of March 31, 2015, the Bank's and SHUSA's CET1 ratio under Basel III, on a fully phased-in basis under the standardized approach, were 13.34% and 10.86%, respectively. Under the transitions provided under Basel III, the Bank's and SHUSA's CET1 ratio under the standardized approach, were 13.78% and 11.85%, respectively. The calculation of the CET1 ratio under both a fully phased in and transition basis is based on management's interpretation of the final rules adopted by the Federal Reserve in July 2013. As part of the implementation of any regulations, Management interprets the rules in order to implement the new regulations. If the regulators would interpret the rules differently, there could be an impact to the results of the calculation which may have a negative impact to the calculation of CET1. As mentioned above, the minimum required CET1 ratio is comprised of the 4.5% minimum and the 2.5% conservation buffer. On that basis, we believe that, as of March 31, 2015, the Company would remain above regulatory minimums under the currently enacted capital adequacy requirements of Basel III, including when implemented on a fully phased-in basis.

See the Bank Regulatory Capital section of this MD&A for the Company's ratios under Basel III standards. The implementation of certain regulations and standards relating to regulatory capital could disproportionately affect our regulatory capital position relative to that of our competitors, including those that may not be subject to the same regulatory requirements as the Company.

Historically, regulation and monitoring of bank and BHC liquidity has been addressed as a supervisory matter, both in the U.S. and internationally, without required formulaic measures. The Basel III liquidity framework will require banks and BHCs to measure their liquidity against specific liquidity tests that, although similar in some respects to liquidity measures historically applied by banks and regulators for management and supervisory purposes, will be required by regulation going forward. One test, referred to as the liquidity coverage ratio ("LCR"), is designed to ensure that a banking entity maintains an adequate level of unencumbered high-quality liquid assets equal to its expected net cash outflow for a 30-day time horizon. The other, referred to as the net stable funding ratio ("NSFR"), is designed to promote more medium and long-term funding of the assets and activities of banking entities over a one-year time horizon.

On October 24, 2013, the Federal Reserve, FDIC, and OCC issued a proposal to implement the Basel III LCR for certain internationally active banks and nonbank financial companies and a modified version of the LCR for certain depository institution holding companies that are not internationally active. On September 3, 2014, the agencies approved the final LCR rule. The agencies stressed that LCR is a key component in their effort to strengthen the liquidity soundness of the U.S. financial sector and is used to complement the broader liquidity regulatory framework and supervisory process such as Enhanced Prudential Standards ("EPS") and Comprehensive Capital Analysis and Review ("CCAR"). The agencies have mandated a phased implementation approach where the most globally important covered companies (more than $700 billion in assets) and large regionals ($250 billion to $700 billion in assets) are required to report their LCR calculation beginning January 1, 2015. Smaller covered companies (more than $50 billion in assets) such as SHUSA are required to report their LCR calculation monthly beginning January 1, 2016. Based on management's interpretation of the final rule that will be effective on January 1, 2016, SHUSA's LCR was in excess of the regulatory minimum of 90% which will increase to 100% on January 1, 2017.

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

Stress Tests and Capital Adequacy

Pursuant to the DFA, as part of the Federal Reserve's annual CCAR, certain banks and BHCs, including the Company and the Bank, are required to perform stress tests and submit capital plans to the Federal Reserve and the OCC on an annual basis, and to receive a notice of non-objection to those capital plans from the Federal Reserve and the OCC before taking capital actions, such as paying dividends, implementing common equity repurchase programs, or redeeming or repurchasing capital instruments. As a consolidated subsidiary of SHUSA, SCUSA is included in our stress tests and capital plans. On March 26, 2014, the Federal Reserve announced that, based on qualitative concerns, it objected to the 2014 period capital plans. The Federal Reserve did not object to SHUSA’s payment of dividends on its outstanding class of preferred stock.

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

On September 15, 2014, the Company entered into a written agreement with the Federal Reserve Bank (the "FRB") of Boston and the Federal Reserve. Under the terms of the written agreement, the Company must serve as a source of strength to the Bank; strengthen Board oversight of planned capital distributions by the Company and its subsidiaries; and not declare or pay, and not permit any non-bank subsidiary that is not wholly-owned by the Company to declare or pay, any dividends and not make, or permit any such subsidiary to make, any capital distribution, in each case without the prior written approval of the FRB of Boston.

On March 11, 2015, the Federal Reserve announced that SHUSA received an objection from the FRB to the 2015 capital plan SHUSA submitted on January 5, 2015. The FRB objected to SHUSA’s capital plan on qualitative grounds due to significant deficiencies in SHUSA’s capital planning process. Subject to the restrictions outlined above with respect to the written agreement, the FRB did not object to SHUSA’s payment of dividends on its outstanding class of preferred stock. The FRB did object to the requested payment of dividends on SCUSA Common Stock.

Enhanced Prudential Standards for Liquidity

On February 18, 2014, the Federal Reserve approved the final rule implementing certain of the EPS mandated by Section 165 of the DFA (the "Final Rule"). The Final Rule applies the EPS to (i) U.S. BHCs with $50 billion (and in some cases $10 billion) or more in total consolidated assets and (ii) foreign banking organizations ("FBOs") with a U.S. banking presence, through branches, agencies or depository institutions exceeding $50 billion in consolidated U.S. non-branch assets. The Final Rule implements, as new requirements for U.S. BHCs, Section 165’s risk management requirements (including requirements, duties and qualifications for a risk management committee and chief risk officer), liquidity stress testing and buffer requirements. U.S. BHCs with total consolidated assets of $50 billion or more on June 30, 2014 are subject to the liquidity requirements as of January 1, 2015.

Foreign Banking Organizations

On February 18, 2014, the Federal Reserve issued the Final Rule to strengthen regulatory oversight of FBOs. Under the Final Rule, FBOs with global assets of $50 billion or more and U.S. non-branch assets of $10 billion or more must consolidate U.S. subsidiary activities under a U.S. intermediate holding company ("IHC"). In addition, the Final Rule requires U.S. BHCs and FBOs with at least $50 billion in total U.S. consolidated non-branch assets to be subject to EPS, heightened capital, liquidity, risk management, and stress testing requirements. Due to both its global and U.S. non-branch total consolidated asset size, Santander is subject to both of the above provisions of the Final Rule. As a result of this rule, Santander could be required to transfer its U.S. non-bank subsidiaries currently outside of the Company to the Company, which would become an IHC, or establish a top-tier IHC structure that would include all of its U.S. bank and non-bank subsidiaries. As required under the Final Rule, the Company submitted its IHC implementation plan to the Federal Reserve on December 31, 2014. A phased-in approach is being used for the standards and requirements at both the FBO and the IHC. As a U.S. BHC with more than $50 billion in total consolidated assets, the Company was subject to EPS as of January 1, 2015. The IHC must be formed, with all but 10% of the non-BHC assets included, by July 1, 2016. Other standards of the Final Rule will be phased in through January 1, 2018.

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

The following activities are disclosed in response to Section 13(r) with respect to affiliates of Santander U.K. plc ("Santander U.K.") within the Santander group.

During the period covered by this quarterly report:

•
Santander UK holds frozen savings and current accounts for two customers resident in the U.K. who are currently designated by the U.S. for terrorism. The accounts held by each customer were blocked after the customer's designation and have remained blocked and dormant throughout the first quarter of 2015. No revenue has been generated by Santander UK on these accounts.

•
An Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the Weapons of Mass Destruction Proliferators ("NPWMD") designation, holds a mortgage with Santander U.K. that was issued prior to any such designation. No further draw-down has been made (or would be allowed) under this mortgage, although Santander U.K. continues to receive repayment installments. In the first quarter of 2015, total revenue in connection with this mortgage was approximately £800, while net profits were negligible relative to the overall profits of Santander U.K. Santander U.K. does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with Santander Asset Management UK Limited. The accounts have remained frozen during the first quarter of 2015. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue for the Santander group in connection with the investment accounts was approximately £70 while net profits in the first quarter of 2015 were negligible relative to the overall profits of Santander.

In addition, the Santander group has certain legacy export credits and performance guarantees with Bank Mellat, which are included in the U.S. Department of the Treasury’s Office of Foreign Assets Control’s Specially Designated Nationals and Blocked Persons List. Santander entered into two bilateral credit facilities in February 2000 in an aggregate principal amount of €25.9 million. Both credit facilities matured in 2012. In addition, in 2005 Santander participated in a syndicated credit facility for Bank Mellat of €15.5 million, which matures on July 6, 2015. As of March 31, 2015, Santander was owed €1.8 million under this credit facility.

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

In the aggregate, all of the transactions described above resulted in approximately €8,300 in gross revenues and approximately €45,000 net loss to the Santander group in the first quarter of 2015, all of which resulted from the performance of export credit agencies rather than any Iranian entity. The Santander group has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. The Santander group is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount - which payment would be frozen as explained above (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). Accordingly, the Santander group intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2015 AND 2014

	Three-Month Period Ended March 31,
	2015	2014
	(in thousands)
Net interest income	$1,654,159	$1,172,105
Provision for credit losses	(872,184)	(335,330)
Total non-interest income	665,397	2,861,256
General and administrative expenses	(1,049,696)	(738,514)
Other expenses	(32,664)	(31,767)
Income before income taxes	365,012	2,927,750
Income tax provision	(112,973)	(1,050,107)
Net income	$252,039	$1,877,643

The Company reported pre-tax income of $365.0 million for the three-month period ended March 31, 2015, compared to pretax income of $2.9 billion for the three-month period ended March 31, 2014. Factors contributing to this decrease were as follows:

•
Net interest income increased $482.1 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. This was primarily due to the increase in interest income on retail installment contracts and auto loan portfolios resulting from new originations.

•
The provision for credit losses increased $536.9 million for the three-month period ended March 31, 2015 compared to the corresponding period in 2014. This is primarily due to the increase in lease activity, as well as new originations in the loan portfolio that is held by the Company.

•
Total non-interest income decreased $2.2 billion for the three-month period ended March 31, 2015, compared to the corresponding periods in 2014. The decrease was primarily due to the one-time net gain recognized in 2014 related to the Change in Control.

•
Total general and administrative expenses increased $311.2 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014, primarily due to increased loan and lease expense, as well as outside services.

•
Other expenses increased $0.9 million for the three-month period ended March 31, 2015 compared to the corresponding period in 2014. This is primarily due to an increase in amortization expense of intangible assets due to three months of amortization in 2015 compared to two months of amortization in 2014. This increase was offset by a decrease in debt repurchase expenses.

•
The income tax provision decreased $937.1 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. The decrease was due to lower taxable income in the current period.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONDENSED CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
THREE-MONTH PERIODS ENDED MARCH 31, 2015 AND 2014
	2015 (1)			2014
	Average Balance	Tax Equivalent Interest	Yield/ Rate	Average Balance	Tax Equivalent Interest	Yield/ Rate
	(in thousands)
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$18,708,496	$106,324	2.28%	$15,421,480	$80,946	2.10%
LOANS(2):
Commercial loans	28,358,779	223,651	3.19%	24,321,607	206,428	3.44%
Multi-family	8,575,214	89,435	4.22%	8,951,757	90,511	4.10%
Consumer loans:
Residential mortgages	6,910,227	69,571	4.03%	9,628,371	96,562	4.01%
Home equity loans and lines of credit	6,190,517	54,503	3.57%	6,251,233	55,285	3.59%
Total consumer loans secured by real estate	13,100,744	124,074	3.81%	15,879,604	151,847	3.84%
Retail installment contracts and auto loans	23,153,207	1,190,504	20.85%	13,682,965	754,359	22.36%
Personal unsecured	2,712,367	181,057	27.07%	1,163,908	108,085	37.66%
Other consumer(3)	1,273,457	29,429	9.37%	1,495,429	26,743	7.25%
Total consumer	40,239,775	1,525,064	15.36%	32,221,906	1,041,034	13.09%
Total loans	77,173,768	1,838,150	9.65%	65,495,270	1,337,973	8.27%
Allowance for loan losses (4)	(2,216,896)	—	—%	(929,141)	—	—%
NET LOANS	74,956,872	1,838,150	9.94%	64,566,129	1,337,973	8.39%
TOTAL EARNING ASSETS	93,665,368	$1,944,474	8.41%	79,987,609	$1,418,919	7.18%
Other assets(5)	25,157,083			16,792,521
TOTAL ASSETS	$118,822,451			$96,780,130
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest bearing demand deposits	$11,595,623	$12,840	0.45%	$10,649,866	$6,862	0.26%
Savings	3,903,245	1,202	0.12%	3,961,582	1,275	0.13%
Money market	22,056,441	30,355	0.57%	19,011,112	18,989	0.41%
Certificates of deposit	8,185,116	18,996	0.94%	7,969,678	21,821	1.11%
TOTAL INTEREST BEARING DEPOSITS	45,740,425	63,393	0.56%	41,592,238	48,947	0.48%
BORROWED FUNDS:
FHLB advances	7,157,556	43,381	2.45%	7,875,018	72,082	3.70%
Federal funds and repurchase agreements	24,722	8	0.14%	—	—	—%
Other borrowings	31,925,701	172,086	2.19%	19,556,909	113,072	2.34%
TOTAL BORROWED FUNDS (6)	39,107,979	215,475	2.23%	27,431,927	185,154	2.73%
TOTAL INTEREST BEARING FUNDING LIABILITIES	84,848,404	278,868	1.33%	69,024,165	234,101	1.37%
Noninterest bearing demand deposits	7,943,049			7,912,706
Other liabilities(7)	3,304,254			1,712,563
TOTAL LIABILITIES	96,095,707			78,649,434
STOCKHOLDER’S EQUITY	22,726,744			18,130,696
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$118,822,451			$96,780,130
TAXABLE EQUIVALENT NET INTEREST INCOME		$1,665,606			$1,184,818
NET INTEREST SPREAD (8)			7.08%			5.81%
NET INTEREST MARGIN (9)			7.20%			5.99%

(1)	Average balances are based on daily averages when available. When daily averages are unavailable, mid-month averages are substituted.

(2)
Interest on loans includes amortization of premiums and discounts on purchased loan portfolios and amortization of deferred loan fees, net of origination costs. Average loan balances includes non-accrual loans and loans held-for-sale ("LHFS").

(3)	Other consumer primarily includes recreational vehicles ("RV") and marine loans.

(4)	Refer to Note 5 to the Condensed Consolidated Financial Statements for further discussion.

(5)
Other assets primarily includes goodwill and intangibles, premise and equipment, net deferred tax assets, equity method investments, BOLI, accrued interest receivable, derivative assets, miscellaneous receivables, prepaid expenses and MSRs. Refer to Note 9 to the Condensed Consolidated Financial Statements for further discussion.

(6)	Refer to Note 10 to the Condensed Consolidated Financial Statements for further discussion.

(7)	Other liabilities primarily includes accounts payable and accrued expenses, derivative liabilities, net deferred tax liabilities and the unfunded lending commitments liability.

(8)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(9)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NET INTEREST INCOME

	Three-Month Period Ended March 31,
	2015	2014
	(in thousands)
INTEREST INCOME:
Interest-earning deposits	$1,762	$1,995
Investments available-for-sale	77,638	61,584
Other investments	19,068	8,107
Total interest income on investment securities and interest-earning deposits	98,468	71,686
Interest on loans	1,834,559	1,334,520
Total Interest Income	1,933,027	1,406,206
INTEREST EXPENSE:
Deposits and customer accounts	63,393	48,947
Borrowings and other debt obligations	215,475	185,154
Total Interest Expense	278,868	234,101
NET INTEREST INCOME	$1,654,159	$1,172,105

Net interest income increased $482.1 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. This was primarily due to the interest income earned on growth in the retail installment contracts and auto loan portfolio, offset by an increase in interest expense on debt obligations due to one additional month of interest expense on SCUSA's debt obligations in 2015 compared with 2014.

Interest Income on Investment Securities and Interest-Earning Deposits

Interest income on investment securities and interest-earning deposits increased $26.8 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. The average balance of investment securities and interest-earning deposits for the three-month period ended March 31, 2015 was $18.7 billion with an average yield of 2.28%, compared to average balances of $15.4 billion with an average yield of 2.10% for the corresponding period in 2014. Overall, the increase in interest income on investment securities was primarily attributable to the increased interest from MBS and increased dividends on Federal Home Loan Bank ("FHLB") stock.

Interest Income on Loans

Interest income on loans increased $500.0 million for the three-month period ended March 31, 2015 compared to the corresponding period in 2014. The increase in interest income on loans was primarily due to the growth of the retail installment contract, auto loan and unsecured loan portfolios resulting from new originations. Interest income on the retail installment contract and auto loan portfolios and the unsecured loans portfolio increased $436.1 million and $73.0 million, respectively, for the three-month period ended March 31, 2015 compared to the corresponding period in 2014.

The average balance of total loans was $77.2 billion with an average yield of 9.65% for the three-month period ended March 31, 2015, compared to $65.5 billion with an average yield of 8.27% for the corresponding period in 2014. The increase in the average balance of total loans was primarily due to the growth of the retail installment contract and auto loan portfolios, as well as the personal unsecured loans portfolio. The average balance of retail installment contracts and auto loans, which comprised a majority of the increase, was $23.2 billion with an average yield of 20.85% for the three-month period ended March 31, 2015, compared to $13.7 billion with an average yield of 22.36% for the corresponding period in 2014.

Interest Expense on Deposits and Related Customer Accounts

Interest expense on deposits and related customer accounts increased $14.4 million for the three-month period ended March 31, 2015 compared to the corresponding period in 2014. The average balance of total interest-bearing deposits was $45.7 billion with an average cost of 0.56% for the three-month period ended March 31, 2015 compared to an average balance of $41.6 billion with an average cost of 0.48% for the corresponding period in 2014. The increase in interest expense on deposits and customer-related accounts during the three-month period ended March 31, 2015 was primarily due to the increase in the volume of deposit accounts, along with a slight increase in average interest rates.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense on Borrowed Funds

Interest expense on borrowed funds increased $30.3 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. The increase in interest expense on borrowed funds was due to a $11.7 billion increase in total borrowings for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. In January, the Company held a debt offering and issued $1.0 billion in senior notes, which contributed to the increase. This was offset by a decrease in the average cost of interest on borrowed funds. The average balance of total borrowings was $39.1 billion with an average cost of 2.23% for the three-month period ended March 31, 2015, compared to an average balance of $27.4 billion with an average cost of 2.73% for the corresponding period in 2014.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is based on credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the portfolio. The provision for credit losses for the three-month period ended March 31, 2015 was $872.2 million, compared to $335.3 million for the corresponding period in 2014. The increase in the provision can be attributed to the continued retail installment contracts and auto loans portfolio growth in the first quarter of 2015.

The following table presents the activity in the allowance for credit losses ("ACL") for the periods indicated:

	Three-Month Period Ended March 31,
	2015	2014
	(in thousands)
Allowance for loan losses, beginning of period	$2,108,817	$834,337
Charge-offs:
Commercial	(19,310)	(29,590)
Consumer(2)	(956,811)	(147,748)
Total charge-offs	(976,121)	(177,338)
Recoveries:
Commercial	5,999	5,388
Consumer	504,478	72,875
Total recoveries	510,477	78,263
Charge-offs, net of recoveries	(465,644)	(99,075)
Provision for loan losses (1)	877,184	375,330
Other(2):
Commercial	—	—
Consumer	(27,117)	—
Allowance for loan losses, end of period	$2,493,240	$1,110,592

Reserve for unfunded lending commitments, beginning of period	$132,641	$220,000
Provision for unfunded lending commitments (1)	(5,000)	(40,000)
Loss on unfunded lending commitments	—	—
Reserve for unfunded lending commitments, end of period	127,641	180,000
Total allowance for credit losses, end of period	$2,620,881	$1,290,592

(1)	The provision for credit losses in the Condensed Consolidated Statement of Operations is the sum of the total provision for loan losses and provision for unfunded lending commitments.

(2)	Unallocated charge-offs for the three-months ended March 31, 2015 and 2014 is included in Consumer.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company's net charge-offs increased for the three-month period ended March 31, 2015, compared to the corresponding period in 2014, primarily related to growth in the retail installment contracts and auto loan portfolios, and the corresponding net charge-offs for that portfolio. Net charge-offs in the commercial portfolio decreased for the three-month period ended March 31, 2015, compared to the corresponding period in the prior year. The ratio of net loan charge-offs to average total loans was 0.6% for the three-month period ended March 31, 2015, compared to 0.2% for the three-month period ended March 31, 2014. Commercial loan net charge-offs as a percentage of average commercial loans, including multi-family loans, decreased to less than 0.1% for the three-month period ended March 31, 2015, compared to 0.1% for the three-month period ended March 31, 2014. Consumer loan net charge-offs as a percentage of average consumer loans increased to 1.1% for the three-month period ended March 31, 2015, compared to 0.2% for the corresponding period in the prior year. The increase in consumer charge-offs is primarily due to the activity associated with the Change in Control being fully reflective for the three-month period ended March 31, 2015 compared to the three-month period ended March 31, 2014.

NON-INTEREST INCOME

	Three-Month Period Ended March 31,
	2015	2014
	(in thousands)
Consumer fees	$98,039	$82,964
Commercial fees	42,685	42,970
Mortgage banking income, net	17,863	12,947
Equity method investments	(7,354)	19,642
Bank-owned life insurance	12,956	14,182
Lease income	398,385	115,402
Miscellaneous income	93,266	142,666
Net gain recognized in earnings	9,557	2,430,483
Total non-interest income	$665,397	$2,861,256

Total non-interest income decreased $2.2 billion for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. The decrease was primarily due to the one-time gain recognized in 2014 related to the Change in Control.

Consumer Fees

Consumer fees increased $15.1 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. The increase was primarily due to the increase in servicing fees that are associated with the Company's growing retail installment contract and auto loan portfolio.

Commercial Fees

Commercial fees decreased $0.3 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. The decrease was primarily due to lower commercial deposit fees, offset by higher fees from commercial letters of credit.

Mortgage Banking Revenue

	Three-Month Period Ended March 31,
	2015	2014
	(in thousands)
Mortgage and multi-family servicing fees	$11,233	$10,836
Net gains on sales of residential mortgage loans and related securities	6,204	3,197
Net gains on sales of multi-family mortgage loans	4,947	10,300
Net gains/(losses) on hedging activities	8,600	(2,500)
Net losses from changes in MSR fair value	(6,990)	(4,459)
MSR principal reductions	(6,131)	(4,427)
Total mortgage banking income, net	$17,863	$12,947

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Mortgage banking income consisted of fees associated with servicing loans not held by the Company, as well as originations, amortization, and changes in the fair value of MSRs and recourse reserves. Mortgage banking income also includes gains or losses on the sale of mortgage loans, home equity loans, home equity lines of credit, and MBS. Lastly, gains or losses on mortgage banking derivative and hedging transactions are also included in Mortgage banking income.

Mortgage banking revenue increased $4.9 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. This change was primarily due to an increase in the gains from hedging activities and the increase in the gains on sales of residential mortgage loans. These gains were partially offset by a decline in the fair value of MSRs, a principal reduction in MSRs, and a decrease in net gains on the sale of multi-family mortgage loans.

Since mid-2013, mortgage interest rates have remained relatively stable, resulting in relative stability in mortgage banking fee fluctuations from rate changes.

The following table details certain residential mortgage rates for the Bank as of the dates indicated:

	30-Year Fixed	15-Year Fixed
March 31, 2013	3.63%	2.99%
June 30, 2013	4.38%	3.50%
September 30, 2013	4.38%	3.38%
December 31, 2013	4.63%	3.50%
March 31, 2014	4.38%	3.50%
June 30, 2014	4.13%	3.38%
September 30, 2014	4.25%	3.50%
December 31, 2014	3.99%	3.25%
March 31, 2015	3.88%	3.13%

Other factors, such as portfolio sales, servicing, and re-purchases have continued to affect mortgage banking revenue.

Mortgage and multifamily servicing fees increased $0.4 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. At March 31, 2015 and March 31, 2014, the Company serviced mortgage and multifamily real estate loans for the benefit of others totaling $2.7 billion and $3.2 billion, respectively.

Net gains on sales of residential mortgage loans and related securities increased $3.0 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. For the three-month period ended March 31, 2015, the Company sold $365.6 million of loans for gains of $6.2 million, compared to $192.1 million of loans sold for gains of $3.2 million for the three-month period ended March 31, 2014.

The Company periodically sells qualifying mortgage loans to the Federal Home Loan Mortgage Corporation ("FHLMC"), Government National Mortgage Association and Federal National Mortgage Association ("FNMA") in return for MBS issued by those agencies. The Company records these transactions as sales when the transfers meet all of the accounting criteria for a sale. For those loans sold to the agencies for which the Company retains the servicing rights, the Company recognizes the servicing rights at fair value. These loans are also generally sold with standard representation and warranty provisions, which the Company recognizes at fair value. Any difference between the carrying value of the transferred mortgage loans and the fair value of MBS, servicing rights, and representation and warranty reserves is recognized as gain or loss on sale.

Net gains on sales of multi-family mortgage loans was decreased $5.4 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. The decrease is primarily due to a $5.0 million release in the FNMA recourse reserve.

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

At March 31, 2015 and December 31, 2014, the Company serviced $2.4 billion and $2.6 billion, respectively, of loans for FNMA. These loans had a credit loss exposure of $152.8 million as of both March 31, 2015 and December 31, 2014, respectively, and losses, if any, resulting from representation and warranty defaults would be in addition to the credit loss exposure. The servicing asset for these loans has completely amortized.

The Company has established a liability related to the fair value of the retained credit exposure for multi-family loans sold to FNMA. This liability represents the amount the Company estimates it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses the portfolio is projected to incur based upon internal specific information and an industry-based default curve with a range of estimated losses. As of March 31, 2015 and December 31, 2014, the Company had a liability of $35.8 million and $40.7 million, respectively, related to the fair value of the retained credit exposure for loans sold to FNMA under this program.

Net gains/(losses) on hedging activities increased $11.1 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. This gain was primarily due to our hedging strategy in the current mortgage rate environment and the increase in the mortgage loan pipeline.

Net gains/(losses) from changes in MSR fair value decreased $2.5 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. The carrying value of the related MSRs at March 31, 2015 and December 31, 2014 were $135.5 million and $145.0 million, respectively. The MSR asset fair value decrease for the three-month period ended March 31, 2015 was the result of decreased interest rates.

MSR principal reductions recognized a decrease of $1.7 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014, due to an increase in prepayments and mortgage refinancing.

Equity Method Investments

The Company recognized a decrease of $27.0 million on equity method investments for the three-month period ended March 31, 2015. The decrease in equity method investment was due to the Change in Control, which resulted in accounting for SCUSA as a consolidated subsidiary beginning January 28, 2014.

Bank-Owned Life Insurance

BOLI income represents fluctuations in the cash surrender value of life insurance policies on certain employees. The Bank is the beneficiary and the recipient of the insurance proceeds. Income from BOLI decreased $1.2 million, for the three-month period ended March 31, 2015, compared to the corresponding period in 2014.

Lease income

Lease income increased $283.0 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. This increase was primarily due to the continued growth of the Company's lease portfolio.

Net gain recognized in earnings

Net gains recognized in earnings decreased $2.4 billion for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. The decrease was primarily due to the one-time gain that the Company recognized in connection with the Change of Control of SCUSA during the first quarter of 2014. For additional information on the Change in Control, see Note 3 to the Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company recognized $9.6 million and $1.9 million at March 31, 2015 and March 31, 2014 in gains on sale of investment securities as a result of overall balance sheet and interest rate risk management. The net gain realized for the three-month period ended March 31, 2015 was primarily comprised of the sale of state and municipal securities with a book value of $305.4 million for a gain of $9.2 million. The net gain realized for the three-month period ended March 31, 2014 was primarily due to the sale of corporate debt securities with a book value of $134.1 million for a gain of $1.9 million.

Miscellaneous Income

Miscellaneous income decreased $49.4 million for the three-month period ended March 31, 2015, compared to the corresponding periods in 2014. This was primarily due to the decrease of $14.0 million in capital markets revenue in the first three months of 2015.

GENERAL AND ADMINISTRATIVE EXPENSES

	Three-Month Period Ended March 31,
	2015	2014
	(in thousands)
Compensation and benefits	$319,852	$318,959
Occupancy and equipment expenses	129,166	119,203
Technology expense	42,089	40,270
Outside services	48,399	35,959
Marketing expense	14,341	14,100
Loan expense	105,431	69,137
Lease expense	321,958	88,611
Other administrative expenses	68,460	52,275
Total general and administrative expenses	$1,049,696	$738,514

Total general and administrative expenses increased $311.2 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. Factors contributing to this increase were as follows:

Compensation and benefits expense increased $0.9 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. This increase was primarily due to the Company's investment in personnel through increased salary, headcount, and bonuses.

Occupancy and equipment expenses increased $10.0 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. This increase was primarily due to the increase in office occupancy costs related to increased headcount along with higher building maintenance expenses throughout the Company.

Outside services increased $12.4 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. The increase was primarily due to the $16.2 million increase in consulting service fees that relates to finance-related initiatives, including preparation for meeting the requirements of the IHC Final Rules.

Loan expense increased $36.3 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. This increase was primarily due to higher collection expenses associated with the growing retail installment contracts portfolio.

Lease expense increased $233.3 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. This increase was primarily due to the continued growth of the Company's lease portfolio.

Other administrative expenses increased $16.2 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. The primary cause was an increase in legal fees recognized during the quarter as part of the settlement of certain open legal matters.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OTHER EXPENSES

	Three-Month Period Ended March 31,
	2015	2014
	(in thousands)
Amortization of intangibles	$16,806	$13,715
Deposit insurance premiums and other expenses	15,809	14,417
Loss on debt extinguishment	—	3,635
Investment expense on affordable housing projects	49	—
Total other expenses	$32,664	$31,767

Total other expenses increased $0.9 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. The primary factors contributing to this increase were:

Amortization of intangibles increased $3.1 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. The increase was primarily due to the addition of intangible assets in the first quarter of 2014 as a result of the Change in Control.

Deposit insurance premiums increased $1.4 million for the three-month period ended March 31, 2015, compared to 2014. This was primarily due to an increase in the average asset levels, offset by lower FDIC insurance premium rates and assessments than in the corresponding period in 2014.

There were no debt repurchases during the three-month period ended March 31, 2015 compared to $3.6 million of such expense in the corresponding period in 2014.

The Company incurred an investment expense on affordable housing projects of $49.0 thousand for the three-month period ended March 31, 2015. This expense was related to low income housing tax credit investments.

LINE OF BUSINESS RESULTS

General

The Company's segments consist of Retail Banking, Auto Finance & Alliances, Real Estate and Commercial Banking, Global Banking & Markets and Large Corporate Banking ("GBM"), and SCUSA at March 31, 2015. Prior to the closing of the IPO in January 2014, the Company accounted for its investment in SCUSA under the equity method. Following the closing of the IPO, the Company consolidated the financial results of SCUSA in the Company’s financial statements, effective January 28, 2014. For additional information with respect to the Company's reporting segments, see Note 17 to the Condensed Consolidated Financial Statements.

During the first quarter of 2014, certain management and business line changes were announced as the Company reorganized its management reporting in order to improve its structure and focus to better align management teams and resources with the business goals of the Company and to provide enhanced customer service to its clients. These changes became effective for reporting purposes during the second quarter of 2014. Accordingly, the following changes were made within the Company's reportable segments:

•	The Investment Services business unit was combined with the Retail Banking business unit.

•	The commercial equipment vehicle funding ("CEVF") line, formerly included in the Specialty and Government Banking business unit, was moved into the Auto Finance and Alliances business unit and

•	The Specialty and Government Banking business unit was combined with the Real Estate and Commercial Banking business unit.

Accordingly, prior period information has been recast for comparability.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results Summary

Retail Banking

Net interest income decreased $22.6 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. The average balance of the Retail Banking segment's gross loans was $15.3 billion for the three-month period ended March 31, 2015, compared to $18.2 billion for the corresponding period in 2014. The average balance of deposits was $37.3 billion for the three-month period ended March 31, 2015, compared to $36.5 billion for the corresponding period in 2014. Total non-interest income decreased $16.9 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014, primarily due to the decrease in sales of mortgage loans and MBS. The provision for credit losses increased $10.4 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. Total expenses increased $30.4 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014, primarily due to increased consulting service fees, which was mostly related to the CCAR plan, as well as increased maintenance expenses.

Total average assets for the three-month period ended March 31, 2015 were $18.1 billion, compared to $18.8 billion for the corresponding period in 2014. This decrease was primarily driven by decreases within the mortgage loan portfolio.

Auto Finance & Alliances

Net interest income increased $0.4 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. Total average gross loans were $3.2 billion for the three-month period ended March 31, 2015, compared to $2.3 billion for the corresponding period in 2014, driven by growth in the dealer lending and CEVF business lines. Total non-interest income increased $76.1 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014, due primarily to the launch of the indirect leasing segment in 2014. The provision for credit losses increased $2.9 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. Total expenses increased $67.7 million for the three-month period ended 2015, compared to the corresponding period in 2014.

Total average assets were $5.0 billion for the three-month period ended March 31, 2015, compared to $2.3 billion for the corresponding period in 2014. Total average deposits were $115.0 million for the three-month period ended March 31, 2015, compared to $59.3 million for the corresponding period in 2014.

Real Estate and Commercial Banking

Net interest income increased $8.0 million during the three-month period ended March 31, 2015, compared to the corresponding period in 2014. Driven by growth in the special industries portfolio, the average balance of this segment's gross loans increased to $23.1 billion during the three-month period ended March 31, 2015, compared to $22.6 billion for the corresponding period in 2014. The average balance of deposits increased to $11.3 billion during the three-month period ended March 31, 2015, compared to $9.8 billion during the corresponding period in 2014. Total non-interest income decreased $4.3 million during the three-month period ended March 31, 2015, compared to the corresponding period in 2014. The release of credit provisions was $9.8 million for the three-month period ended March 31, 2015, compared to a provision of $4.7 million for the corresponding period of 2014. Total expenses increased $7.5 million during the three-month period ended March 31, 2015, compared to the corresponding period in 2014.

Total average assets which includes the related ACL were $23.0 billion for the three-month period ended March 31, 2015, compared to $22.4 billion for the corresponding period in 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Global Banking & Markets and Large Corporate

Net interest income increased $7.6 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. The average balance of this segment's gross loans was $8.6 billion for the three-month period ended March 31, 2015, compared to $6.9 billion for the corresponding period in 2014. The average balance of deposits was $1.5 billion for the three-month period ended March 31, 2015, compared to $1.1 billion for the corresponding period in 2014. Total non-interest income decreased $4.9 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. The provision for credit losses increased $0.8 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. Total expenses increased $5.9 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014.

Total average assets were $10.6 billion for the three-month period ended March 31, 2015, compared to $8.4 billion for the corresponding period in 2014.

Other

Net interest income increased $22.9 million for the three-month period ended March 31, 2015, compared to the corresponding period of the preceding year. Total non-interest income decreased $6.0 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. The provision for credit losses was $31.0 million for the three-month period ended March 31, 2015, compared to a provision release of $16.3 million during the corresponding period in 2014. Total expenses decreased $12.1 million during the three-month period ended March 31, 2015 compared to the corresponding period in 2014.

Average assets were $29.2 billion for the three-month period ended March 31, 2015, compared to $26.5 billion for the corresponding period of the prior year.

SCUSA

From December 2011 until January 28, 2014, SCUSA was accounted for as an equity method investment. In 2014, SCUSA's results of operations were consolidated with SHUSA. SCUSA is managed as a separate business unit, with its own systems and processes, and is reported as a separate segment. For more information, see Note 3 to the Condensed Consolidated Financial Statements.

Net interest income increased $97.8 million for the three-month period ended March 31, 2015, compared to the corresponding period of the prior year. Total non-interest income increased $183.7 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. These increases in income are primarily attributable to increases in loans and total assets during the year. The provision for credit losses decreased $92.6 million for the three-month period ended March 31, 2015, compared to the corresponding period in 2014. Total expenses increased $72.7 million during the three-month period ended March 31, 2015, compared to the corresponding period in 2014.

Average assets were $32.9 billion for the three-month period ended March 31, 2015, compared to $18.3 billion for the corresponding period of the prior year.

INCOME TAX PROVISION

An income tax provision of $113.0 million was recorded for the three-month period ended March 31, 2015, compared to $1.1 billion for the corresponding period in 2014. This resulted in an effective tax rate of 31.0% for the three-month period ended March 31, 2015, compared to 35.9% for the corresponding period in 2014. The lower tax rate in 2015 was primarily due to the deferred tax expense recorded on the book gain resulting from the Change in Control recognized during the first quarter of 2014.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's loan portfolio(1) consisted of the following at the dates provided:

	March 31, 2015		December 31, 2014		March 31, 2014
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial loans:
Commercial real estate loans	$8,799,757	11.0%	$8,739,233	11.5%	$8,945,429	12.0%
Commercial and industrial loans and other commercial	21,007,323	26.3%	19,195,638	25.2%	15,999,110	21.5%
Multi-family	8,552,911	10.7%	8,705,890	11.4%	9,365,927	12.6%
Total Commercial Loans	38,359,991	48.0%	36,640,761	48.1%	34,310,466	46.1%
Consumer loans secured by real estate:
Residential mortgages	7,014,276	8.8%	6,969,309	9.1%	9,613,704	12.9%
Home equity loans and lines of credit	6,171,981	7.7%	6,206,980	8.1%	6,206,354	8.4%
Total consumer loans secured by real estate	13,186,257	16.5%	13,176,289	17.2%	15,820,058	21.3%
Consumer loans not secured by real estate:
Retail installment contracts and auto loans	24,405,668	30.6%	22,475,665	29.5%	21,070,407	28.4%
Personal unsecured loans	2,696,815	3.4%	2,696,820	3.5%	1,558,553	2.1%
Other consumer	1,233,329	1.5%	1,303,279	1.7%	1,553,593	2.1%
Total Consumer Loans	41,522,069	52.0%	39,652,053	51.9%	40,002,611	53.9%
Total Loans	$79,882,060	100.0%	$76,292,814	100.0%	$74,313,077	100.0%
Total Loans with:
Fixed	$47,485,271	59.4%	$45,661,781	59.9%	$46,724,897	62.9%
Variable	32,396,789	40.6%	30,631,033	40.1%	27,588,180	37.1%
Total Loans	$79,882,060	100.0%	$76,292,814	100.0%	$74,313,077	100.0%
(1) Includes LHFS

Commercial loans (excluding multi-family loans) increased approximately $1.8 billion, or 6.6%, from December 31, 2014 to March 31, 2015, and increased $4.8 billion, or 19.4%, from March 31, 2014 to March 31, 2015. The increases from December 31, 2014 and March 31, 2014 were primarily due to organic large loan originations in the commercial and industrial line of business.

Multi-family loans decreased $153.0 million, or 1.8%, from December 31, 2014 to March 31, 2015, and decreased $813.0 million, or 8.7%, from March 31, 2014 to March 31, 2015. The decreases from December 31, 2014 and March 31, 2014 were primarily due to paydowns and runoff activity during the period.

Consumer loans secured by real estate, including LHFS, increased $10.0 million, or 0.1%, from December 31, 2014 to March 31, 2015, and decreased $2.6 billion, or 16.6%, from March 31, 2014 to March 31, 2015. The primary drivers of the decrease from March 31, 2014 were residential mortgage loan securitization transactions of approximately $2.1 billion, as well as the NPL sale of approximately $484.2 million, both of which occurred in 2014.

The consumer loan portfolio not secured by real estate increased $1.9 billion, or 7.1%, from December 31, 2014 to March 31, 2015, and increased $4.2 billion, or 17.3%, from March 31, 2014 to March 31, 2015. The increases from December 31, 2014 and March 31, 2014 were primarily due to loan origination growth within the retail installment contract and auto loans portfolio.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-PERFORMING ASSETS

Non-performing assets decreased during the period, to $1.5 billion, or 1.2% of total assets, at March 31, 2015, compared to $1.8 billion, or 1.5% of total assets, at December 31, 2014, primarily due to a decrease in NPLs in the retail installment contract and auto loan portfolio.

Nonperforming assets consist of nonaccrual loans and leases, which represent loans and leases no longer accruing interest, other real estate owned properties, and other repossessed assets. When interest accruals are suspended, accrued interest income is reversed, with accruals charged against earnings. The Company generally places all commercial loans and consumer loans secured by real estate on nonaccrual status at 90 days past due for interest, principal or maturity, or earlier if it is determined that the collection of principal or interest on the loan is in doubt. For certain individual portfolios, including the retail installment contract portfolio, nonaccrual status may begin at 60 days past due. Personal unsecured loans, including credit cards, generally continue to accrue interest until they are 180 days delinquent, at which point they are charged-off and all interest is removed from interest income.

In general, when the borrower's ability to make required interest and principal payments has resumed and collectability is no longer believed to be in doubt, the loan or lease is returned to accrual status. Generally, commercial loans categorized as nonaccrual remain in nonaccrual status until the payment status is current and an event occurs that fully remediates the impairment or the loan demonstrates a sustained period of performance without a past due event, and there is reasonable assurance as to the collectability of all amounts due. Within the residential mortgage and home equity portfolios, the accrual status is generally systematically driven, so that if the customer makes a payment that brings the loan below 90 days past due, the loan automatically returns to accrual status.

Commercial

Commercial NPLs decreased $3.6 million from December 31, 2014 to March 31, 2015. At March 31, 2015, commercial NPLs accounted for 0.6% of total commercial loans, compared to 0.6% of total commercial loans at December 31, 2014. The decrease in commercial NPLs was primarily attributable to overall improvements in credit quality, including decreased delinquencies, troubled debt restructurings ("TDRs"), and net charge-offs.

Consumer Secured by Real Estate

The following table shows NPLs compared to total loans outstanding for the residential mortgage and home equity portfolios as of March 31, 2015 and December 31, 2014, respectively:

	March 31, 2015		December 31, 2014
	Residential mortgages (1)	Home equity loans and lines of credit	Residential mortgages (1)	Home equity loans and lines of credit
	(dollars in thousands)

Non-performing loans	$212,122	$140,321	$231,316	$142,026
Total loans	$7,014,276	$6,171,981	$6,969,309	$6,206,980
NPLs as a percentage of total loans	3.0%	2.3%	3.3%	2.3%
NPLs in foreclosure status	44.2%	14.3%	38.9%	13.7%
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

Resolution challenges with low foreclosure sales continue to impact both residential mortgage and consumer loans secured by real estate portfolio NPL balances, but foreclosure inventory decreased quarter-over-quarter. The foreclosure moratorium was lifted and activity resumed in the fourth quarter of 2011, but delays in Pennsylvania, New Jersey, New York, and Massachusetts limited the decline in NPL balances and contributed to a higher NPL ratio. As of March 31, 2015, foreclosures in all states except Delaware and Washington, D.C. were moving forward. Both Delaware and Washington, D.C. are delayed due to new legal complexities surrounding documentation required to initiate new foreclosure proceedings.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

A new foreclosure law was enacted in Massachusetts in August 2012, and the Massachusetts Division of Banks issued its final rules on the implementation of the new foreclosure law in June 2013. These final rules require lenders to offer loan modification terms to certain borrowers prior to proceeding with foreclosure, unless the lender is able to prove that modification would result in greater losses for the bank or that the borrower has rejected the offer. Lenders are also required to send notice to borrowers regarding their right to request a modification. Breach notices for Massachusetts foreclosures recommenced in September 2013.

The following table represents the concentration of foreclosures by state as a percentage of total foreclosures at March 31, 2015 and December 31, 2014, respectively:

	March 31, 2015	December 31, 2014

New Jersey	27.1%	29.9%
New York	18.4%	18.1%
Pennsylvania	10.5%	13.0%
Massachusetts	22.6%	11.7%
All other states	21.4%	27.3%

The foreclosure closings issue has a greater impact on the residential mortgage portfolio than the consumer real estate secured portfolio due to the larger volume of loans in first lien position in that portfolio which have equity upon which to foreclose. Exclusive of Chapter 7 bankruptcy NPL accounts, approximately 82.2% of the 90+ day delinquent loan balances in the residential mortgage portfolio are secured by a first lien, while only 49.0% of the 90+ day delinquent loan balances in the consumer real estate secured portfolio are secured by a first lien. Consumer real estate secured NPLs may get charged off more quickly due to the lack of equity to foreclose from a second lien position.

The Alt-A segment consists of loans with limited documentation requirements and a portion of which were originated through brokers outside the Bank's geographic footprint. At March 31, 2015 and December 31, 2014, the residential mortgage portfolio included the following Alt-A loans:

	March 31, 2015	December 31, 2014
	(dollars in thousands)

Alt-A loans	$615,375	$637,327
Alt-A loans as a percentage of the residential mortgage portfolio	10.0%	9.1%
Alt-A loans designated "out-of-footprint"	$241,276	$250,591
Alt-A loans designated as "out-of-footprint" as a percentage of Alt-A loans	39.2%	39.3%
Alt-A loans in NPL status	$62,231	$67,668
Alt-A loans in NPL status as a percentage of residential mortgage NPLs	10.1%	29.3%

The performance of the Alt-A segment has remained poor, averaging a 10.1% NPL ratio for the year-to-date in 2015. Alt-A mortgage originations were discontinued in 2008 and have continued to run off at an average rate of 1.5% per month. Alt-A NPL balances represented 64.6% of the total residential mortgage loan portfolio NPL balance at the end of the first quarter of 2009, when the portfolio was placed in run-off, compared to 10.1% at March 31, 2015. As the Alt-A segment runs off and higher quality residential mortgages are added to the portfolio, the shift in product mix is expected to lower NPL balances.

Finally, the proportion of out-of-footprint loans is significantly higher in the residential mortgage portfolio than in the consumer loans secured by real estate portfolio. Historically, the NPL ratio for out-of-footprint loans has been higher compared to in-footprint lending. A total of $597.0 million, or 8.5%, of the residential mortgage loan portfolio was originated with collateral located outside the Bank’s geographic footprint as of March 31, 2015. Out-of-footprint NPL balances for the residential mortgage loan portfolio were $24.2 million, or 4.1% of out-of-footprint balances, as of March 31, 2015. The out-of-footprint NPL balance represented 11.4% of the total NPL balance of the residential mortgage loan portfolio. In comparison, the consumer loans secured by real estate portfolio has significantly less out-of-footprint loans, with a total of $40.0 million, or 0.6%, originated with collateral located outside the Bank’s geographic footprint. The out-of-footprint NPL balance represented only 4.1% of the total NPL balance for the consumer loans secured by real estate portfolio.

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

NPLs in the consumer loans not secured by real estate portfolio decreased $281.9 million from December 31, 2014 to March 31, 2015. At March 31, 2015, non-performing consumer loans not secured by real estate accounted for 2.5% of total consumer loans not secured by real estate, compared to 3.7% of total consumer loans not secured by real estate at December 31, 2014. This decrease was attributable to a decline in the overall aging of the retail installment contracts and auto loans portfolio.

The following table presents the composition of non-performing assets at the dates indicated:

	March 31, 2015	December 31, 2014
	(dollars in thousands)
Non-accrual loans:
Commercial:
Commercial real estate	$153,304	$167,780
Commercial and industrial	69,527	58,794
Multi-family	9,746	9,639
Total commercial loans	232,577	236,213
Consumer:
Residential mortgages	212,122	231,316
Consumer loans secured by real estate	140,321	142,026
Consumer loans not secured by real estate	705,021	986,954
Total consumer loans	1,057,464	1,360,296

Total non-accrual loans	1,290,041	1,596,509

Other real estate owned	52,157	65,051
Repossessed vehicles	140,801	136,136
Other repossessed assets	161	11,375
Total other real estate owned and other repossessed assets	193,119	212,562
Total non-performing assets	$1,483,160	$1,809,071

Past due 90 days or more as to interest or principal and accruing interest	$84,567	$93,152
Annualized net loan charge-offs to average loans (2)	2.4%	2.6%
Non-performing assets as a percentage of total assets	1.2%	1.5%
NPLs as a percentage of total loans	1.6%	2.1%
Non-performing assets as a percentage of total loans, real estate owned and repossessed assets	1.9%	2.4%
ACL as a percentage of total non-performing assets (1)	176.7%	123.9%
ACL as a percentage of total NPLs (1)	203.2%	140.4%

(1)	The ACL is comprised of the allowance for loan losses and the reserve for unfunded lending commitments, and is included in Other liabilities.

(2)	Annualized net loan charge-offs to average loans is calculated as annualized net loan charge-offs divided by the average loan balance for the three-month period ended March 31, 2015.

No commercial loans were 90 days or more past due and still accruing interest as of March 31, 2015. Potential problem loans are loans not currently classified as NPLs for which management has doubts about the borrowers’ ability to comply with the present repayment terms. These assets are principally loans delinquent more than 30 days but less than 90 days. Potential problem commercial loans totaled approximately $69.3 million and $71.8 million at March 31, 2015 and December 31, 2014, respectively. Potential problem consumer loans amounted to $2.7 billion and $3.4 billion at March 31, 2015 and December 31, 2014, respectively. Management has included these loans in its evaluation and reserved for them during the respective periods.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

TROUBLED DEBT RESTRUCTURINGS ("TDRs")

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

The following table summarizes TDRs at the dates indicated:

	March 31, 2015	December 31, 2014
	(in thousands)
Performing
Commercial	$171,367	$186,789
Residential mortgage	91,839	83,597
Other consumer	2,698,846	1,847,403
Total performing	2,962,052	2,117,789
Non-performing
Commercial	64,765	74,308
Residential mortgage	66,086	70,624
Other consumer	261,405	232,307
Total non-performing	392,256	377,239
Total	$3,354,308	$2,495,028

Total non-performing TDRs increased $15.0 million from December 31, 2014 to March 31, 2015. This change was primarily attributable to the retail installment contracts and auto loans acquired in the Change in Control during the first quarter of 2014 which included non-prime loans.

Commercial

Performing commercial TDRs increased from 71.5% of total commercial TDRs at December 31, 2014 to 72.6% of total commercial TDRs at March 31, 2015. This improvement is attributable to improving credit quality and performance among commercial borrowers, including fewer new TDRs and a rise in cured TDRs when compared with the prior year.

Residential Mortgages

Performing residential mortgage TDRs increased from 54.2% of total residential mortgage TDRs at December 31, 2014 to 58.2% of total residential TDRs at March 31, 2015. This improvement is attributable to an increase in cured TDRs when compared with the prior year.

Other Consumer Loans

Performing other consumer loan TDRs increased from 88.8% of total other consumer loan TDRs at December 31, 2014 to 91.2% of total other consumer loan TDRs at March 31, 2015. This increase was attributable to the credit quality seen in the retail installment contracts and auto loan portfolio, many of which are considered sub-prime loans.

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

The following table presents the allocation of the allowance for loan losses and the percentage of each loan type to total loans at the dates indicated:

	March 31, 2015		December 31, 2014
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(dollars in thousands)
Allocated allowance:
Commercial loans	$408,867	48.0%	$396,489	48.0%
Consumer loans	2,013,074	52.0%	1,679,304	52.0%
Unallocated allowance	71,299	imm.	33,024	imm.
Total allowance for loan losses	2,493,240	100.0%	2,108,817	100.0%
Reserve for unfunded lending commitments	127,641		132,641
Total ACL	$2,620,881		$2,241,458

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The ACL increased $379.4 million from December 31, 2014 to March 31, 2015. This increase in the ACL was attributable to the continued growth in the Company's retail installment contract and auto loans and unsecured loan portfolios.

Management regularly monitors the condition of the Company's portfolio, considering factors such as historical loss experience, trends in delinquency and NPLs, changes in risk composition and underwriting standards, the experience and ability of staff, and regional and national economic conditions and trends.

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

A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay (e.g., less than 90 days) or insignificant shortfall in the amount of payments does not necessarily result in the loan being identified as impaired. Impaired loans are defined as all TDRs plus non-accrual commercial loans in excess of $1 million. In addition, the Company may perform a specific reserve analysis on loans that fail to meet this threshold if the nature of the collateral or business conditions warrant. The Company performs a specific reserve analysis on certain loans in the commercial classes of financing receivables, regardless of loan size.

Commercial

For the commercial loan portfolio excluding small business loans (businesses with annual sales of up to $3.0 million), the Company has specialized credit officers, a monitoring unit, and workout units that identify and manage potential problem loans. Changes in management factors, financial and operating performance, company behavior, industry factors and external events and circumstances are evaluated on an ongoing basis to determine whether potential impairment is evident and additional analysis is needed. For the commercial loan portfolios, risk ratings are assigned to each loan to differentiate risk within the portfolio, reviewed on an ongoing basis by credit risk management and revised, if needed, to reflect the borrower’s current risk profile and the related collateral position. The risk ratings consider factors such as financial condition, debt capacity and coverage ratios, market presence and quality of management. Generally, credit officers reassess a borrower’s risk rating on at least an annual basis, and more frequently if warranted. This reassessment process is managed by credit officers and is overseen by the Credit Monitoring group to ensure consistency and accuracy in risk ratings, as well as the appropriate frequency of risk rating reviews by the Company’s credit officers. The Company’s Credit Risk Review Committee assesses whether the Company’s Credit Risk Review Framework, risk management guidelines established by the Company’s Board and applicable laws and regulations are being followed, and reports key findings and relevant information to the Board. The Company’s Internal Audit group regularly performs loan reviews and assesses the appropriateness of assigned risk ratings. When credits are downgraded below a certain level, the Company’s Workout Department becomes responsible for managing the credit risk. Risk rating actions are generally reviewed formally by one or more credit committees depending on the size of the loan and the type of risk rating action being taken. Detailed analyses are completed that support the risk rating and management’s strategies for the customer relationship going forward.

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

If a loan is identified as impaired and is not collateral-dependent, impairment is measured based on a discounted cash flow methodology.

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

The portion of the allowance for loan losses related to the HFI commercial portfolio increased from $396.5 million at December 31, 2014 (1.08% of commercial loans) to $408.9 million at March 31, 2015 (1.07% of commercial loans). The primary factor resulting in the decrease of ACL coverage is a result of improved portfolio risk distribution related to portfolio credit quality (lower levels of classified and non-accruing loans). In addition, there has been a decrease in probability of default rates associated with commercial loans that has resulted in a decrease in reserve balances.

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

For both residential mortgage and home equity loans, loss severity assumptions are incorporated in the loan loss reserve models to estimate loan balances that will ultimately charge-off. These assumptions are based on recent loss experience within various combined loan-to-value ("CLTV") bands in these portfolios. CLTVs are refreshed quarterly by applying Federal Housing Finance Agency Home Price Index changes at a state-by-state level to the last known appraised value of the property to estimate the current CLTV. The Company's allowance for loan losses incorporates the refreshed CLTV information to update the distribution of defaulted loans by CLTV as well as the associated loss given default for each CLTV band. Reappraisals at the individual property level are not considered cost-effective or necessary on a recurring basis; however, reappraisals are performed on certain higher risk accounts to support line management activities and default servicing decisions, or when other situations arise for which the Company believes the additional expense is warranted.

Residential mortgages and any portion of a home equity loan or line of credit not adequately secured by collateral are generally charged-off when deemed to be uncollectible or are delinquent 180 days or more (120 days for closed-end consumer loans not secured by real estate), whichever comes first, unless it can be clearly demonstrated that repayment will occur regardless of the delinquency status. Examples that would demonstrate repayment likelihood include: a loan that is secured by collateral and is in the process of collection; a loan supported by a valid guarantee or insurance; or a loan supported by a valid claim against a solvent estate. Auto loans are charged off when an account becomes 120 days delinquent if the Company has not repossessed the vehicle. The Company writes the vehicle down to the estimated recovery amount of the collateral when the automobile is repossessed and legally available for disposition. Credit cards that are 180 days delinquent are charged-off and all interest is removed from interest income.

As of March 31, 2015, the Company had $673.0 million and $5.3 billion of consumer home equity loans and lines of credit, which included $296.0 million and $3.0 billion, or 44.0% and 55.8%, in junior lien positions, respectively. Loss severity rates on these consumer home equity loans and lines of credit in junior lien positions were 57.0% and 69.4%, respectively, as of March 31, 2015.

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

The Company considers the delinquency status of its senior liens in cases in which the Company services the lien. The Company currently services the senior lien on 24.3% of junior lien home equity principal balances. Of the junior lien home equity loan and line of credit balances that are current, 1.0% have a senior lien that is one or more payments past due. When the senior lien is delinquent but the junior lien is current, allowance levels are adjusted to reflect loss estimates consistent with the delinquency status of the senior lien. The Company also extrapolates these impacts to the junior lien portfolio when the senior lien is serviced by another investor and the delinquency status of that senior lien is unknown. Beginning in 2014, the Company began considering the actual delinquency status of senior liens serviced by other servicers through the use of credit bureau data.

The Company's allowance models and reserve levels are back-tested on a quarterly basis to ensure that both remain within appropriate ranges. As a result, management believes that the current allowance for loan losses is maintained at a level sufficient to absorb inherent losses in the portfolio.

Depository and lending institutions in the U.S. generally are expected to experience a significant volume of home equity lines of credit that will be approaching the end of their draw periods over the next several years, following the growth in home equity lending experienced during 2003 through 2007. As a result, many of these home equity lines of credit will either convert to amortizing loans or have principal due as balloon payments. The percentage of the Company's current home equity lines of credit that are expected to reach the end of their draw periods prior to January 1, 2019 is approximately 3.2% and not considered significant. The Company's home equity lines of credit originated prior to 2007 are generally open-ended, revolving loans with fixed-rate lock options and draw periods of up to 15 years, along with amortizing repayment periods of up to 15 years. The Company's home equity lines of credit generated after 2007 are generally open-ended, revolving loans with fixed-rate lock options and draw periods of up to 10 years, along with amortizing repayment periods of up to 20 years. We currently monitor delinquency rates for amortizing and non-amortizing lines, as well as other credit quality metrics including Fair Isaac Corporation credit scoring model score and LTV ratio. Our home equity lines of credit are generally underwritten considering fully drawn and fully amortizing levels. As a result, we currently do not anticipate a significant deterioration in credit quality when these home equity lines of credit begin to amortize.

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

The allowance for consumer loans was $2.0 billion and $1.7 billion at March 31, 2015 and December 31, 2014, respectively. The allowance as a percentage of HFI consumer loans was 5.0% at March 31, 2015 and 4.3% at December 31, 2014. The increase in the allowance for consumer loans is primarily attributable to continued growth in the Company's retail installment contract and auto loans and unsecured loan portfolios.

Unallocated

Additionally, the Company reserves for certain inherent, but undetected, losses that are probable within the loan portfolio. This is considered to be reasonably sufficient to absorb imprecisions of models or to otherwise provide for coverage of inherent losses in the Company's entire loan and lease portfolios. These imprecisions may include loss factors inherent in the loan portfolio that may not have been discreetly contemplated in the general and specific components of the allowance, as well as potential variability in estimates. Period-to-period changes in the Company's historical unallocated allowance for loan and lease loss positions are considered in light of these factors. The unallocated allowance for loan losses was $71.3 million at March 31, 2015 and $33.0 million at December 31, 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Reserve for Unfunded Lending Commitments

In addition to the allowance for loan and lease losses, the Company estimates probable losses related to unfunded lending commitments. The reserve for unfunded lending commitments consists of two elements: (i) an allocated reserve, which is determined by an analysis of historical loss experience and risk factors, current economic conditions, performance trends within specific portfolio segments, and any other pertinent information, and (ii) an unallocated reserve to account for a level of imprecision in management's estimation process. Additions to the reserve for unfunded lending commitments are made by charges to the provision for credit losses, and this reserve is classified within Other liabilities on the Company's Consolidated Balance Sheet. Once an unfunded lending commitment becomes funded and is carried as a loan, the corresponding reserves are transferred to the allowance for loan losses.

The reserve for unfunded lending commitments decreased from $132.6 million at December 31, 2014 to $127.6 million at March 31, 2015. This decrease was due to a continued shift from off-balance sheet lending commitments, primarily to commercial customers, to loans or lines of credit included on the Company's balance sheet as financing receivables. As a result of these shifts, the net impact of the decrease in the reserve for unfunded lending commitments to the overall ACL is immaterial.

INVESTMENT SECURITIES

Investment securities consist primarily of MBS, tax-free municipal securities, corporate debt securities, asset-backed securities ("ABS") and stock in the FHLB and the FRB. MBS consist of pass-through, collateralized mortgage obligations, and adjustable rate mortgages issued by federal agencies. The Company’s MBS are either guaranteed as to principal and interest by the issuer or have ratings of “AAA” by S&P and Moody’s at the date of issuance. The Company’s available-for-sale investment strategy is to purchase liquid fixed-rate and floating-rate investments to manage the Company's liquidity position and interest rate risk adequately.

Total investment securities available-for-sale increased $2.5 billion to $18.4 billion at March 31, 2015, compared to $15.9 billion at December 31, 2014. This increase was primarily driven by activity within the MBS portfolio. MBS increased by $2.2 billion primarily due to $2.8 billion of investment purchases, offset by maturities of $0.6 billion during the first quarter of 2015. For additional information with respect to the Company’s investment securities, see Note 4 in the Notes to the Condensed Consolidated Financial Statements.

There were no trading securities held at March 31, 2015, compared to $833.9 million at December 31, 2014.

Other investments, which consists of FHLB stock and FRB stock, increased from $817.0 million at December 31, 2014 to $853.7 million at March 31, 2015 primarily due to purchases of FHLB and FRB stock, partially offset by the FHLB's repurchase of its stock.

The average life of the available-for-sale investment portfolio (excluding certain ABS) at March 31, 2015 was approximately 4.22 years, compared to 4.11 years at December 31, 2014. The average effective duration of the investment portfolio (excluding certain ABS) at March 31, 2015 was approximately 2.70 years. The actual maturities of MBS available-for-sale will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

GOODWILL

Goodwill totaled $8.9 billion at both March 31, 2015 and December 31, 2014.

The following table shows goodwill by reporting unit at March 31, 2015:

	Retail Banking	Auto Finance & Alliances	Real Estate and Commercial Banking	GBM	SCUSA	Total
	(in thousands)
Goodwill at March 31, 2015	$1,815,729	$71,522	$1,406,048	$131,130	$5,467,582	$8,892,011

At March 31, 2015, goodwill represented 7.2% and 39.0% of total assets and total stockholder's equity, respectively, compared to 7.5% of total assets and 39.5% of total stockholder's equity at December 31, 2014.

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

DEFERRED TAXES AND OTHER TAX ACTIVITY

The Company's net deferred tax balance was a liability of $1.0 billion at both March 31, 2015 and December 31, 2014. The net deferred tax balance remained primarily unchanged quarter over quarter due to decrease to the net deferred tax liability from the change in cumulative temporary differences, net operating loss carryforwards and tax credits, that was offset by a decrease to the net deferred tax asset related to investment and market-related unrealized losses.

The Company has a lawsuit pending against the United States in Federal District Court in Massachusetts relating to the proper tax consequences of two financing transactions with an international bank through which the Company borrowed $1.2 billion. As a result of the two financing transactions, the Company paid foreign taxes of $264.0 million from 2003 through 2007 and claimed a corresponding foreign tax credit for foreign taxes paid during those years, which the Internal Revenue Service ("IRS") disallowed. The IRS also disallowed the Company's deductions for interest expense and transaction costs, totaling $74.6 million in tax liability, and assessed penalties and interest totaling approximately $92.5 million. The Company has paid the taxes, penalties and interest associated with the IRS adjustments for all tax years, and the lawsuit will determine whether the Bank is entitled to a refund of the amounts paid. The Company has recorded a receivable in other assets for the amount of these payments, less a tax reserve of $125.9 million, as of March 31, 2015.

On October 17, 2013, the Court issued a written opinion in favor of the Company relating to a motion for partial summary judgment on a significant issue in the case. The Company subsequently filed a motion for summary judgment requesting the Court to conclude the case in its entirety and enter a final judgment awarding the Company a refund of all amounts paid. In response, the IRS filed a motion opposing the Company's motion, and filed a cross-motion for summary judgment requesting that the Court enter a final judgment in the IRS' favor. The Company anticipates that the Court will make a determination as to whether further proceedings are required at the District Court level to resolve any remaining legal or factual issues, which could affect the Company's entitlement to some or all of the refund. The Company expects the IRS to appeal any decision in favor of the Company. In 2013, two different federal courts decided cases involving similar financing structures entered into by the Bank of New York Mellon Corp. and BB&T Corp. (referred to as the Salem Financial Case) in favor of the IRS. Bank of New York Mellon Corp. and BB&T Corp. have filed notices of appeal in their respective cases. The Company remains confident in its position and believes its reserve amount adequately provides for potential exposure to the IRS related to these items. As this litigation progresses over the next 24 months, it is reasonably possible that changes in the reserve for uncertain tax positions could range from a decrease of $125.9 million to an increase of $294.0 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

OTHER ASSETS

Other assets at March 31, 2015 were $1.9 billion, compared to $2.9 billion at December 31, 2014. The decrease in other assets was primarily due to activity in income tax receivables, and miscellaneous assets and receivables, offset by an increase in derivative assets.

Income tax receivables decreased $364.8 million primarily due to the decrease in accrued federal tax receivables.

Miscellaneous assets and receivables decreased $697.4 million primarily due to investment trades unsettled at the end of 2014 that were received by March 31, 2015. These unsettled trades were primarily related to the sale of trading securities between December 31, 2014 and March 31, 2015. These decreases were offset by an $85.2 million increase in derivative assets primarily due to an increase in capital market trading.

DEPOSITS AND OTHER CUSTOMER ACCOUNTS

The Bank attracts deposits within its primary market area by offering a variety of deposit instruments, including demand and interest-bearing demand deposit accounts, money market accounts, savings accounts, customer repurchase agreements, Certificates of deposit ("CDs") and retirement savings plans. The Bank also issues wholesale deposit products such as brokered deposits and government deposits on a periodic basis, which serve as an additional source of liquidity for the Company.

The following table presents the composition of deposits and other customer accounts at the dates indicated:

	March 31, 2015		December 31, 2014
	Balance	Percent of total deposits	Balance	Percent of total deposits
	(dollars in thousands)
Interest-bearing demand deposits	$10,715,880	19.7%	$10,864,395	20.7%
Non-interest-bearing demand deposits	8,065,976	14.9%	7,998,870	15.2%
Savings	3,979,384	7.3%	3,863,064	7.4%
Customer repurchase agreements	984,897	1.8%	988,790	1.9%
Money market	22,185,284	40.8%	21,447,579	40.9%
Certificates of deposit	8,437,511	15.5%	7,311,309	13.9%
Total Deposits	$54,368,932	100.0%	$52,474,007	100.0%

Total deposits and other customer accounts increased $1.9 billion from December 31, 2014 to March 31, 2015. The increase in deposits was due to increases in CDs, money markets accounts, and savings accounts, offset by a decrease in other interest-bearing accounts. The increase in deposits was primarily comprised of increases in CDs of $1.1 billion, or 15.4%, and money market accounts of $737.7 million, or 3.4%, due mainly to continuing better economic conditions encouraging movement from certain interest-bearing investments to CDs and savings accounts.

Interest-bearing deposit accounts decreased $148.5 million, or 1.4%, primarily due to the shift in deposits to CDs. The Company continues to focus its efforts on repositioning its account mix and increasing lower-cost deposits. The cost of deposits increased from 0.48% for the first quarter of 2014 to 0.56% for the first quarter of 2015.

Demand deposit overdrafts that have been reclassified as loan balances were $36.5 million and $51.3 million at March 31, 2015 and December 31, 2014, respectively. Time deposits of $250,000 or more totaled $1.4 billion and $993.4 million at March 31, 2015 and December 31, 2014, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

BORROWINGS AND OTHER DEBT OBLIGATIONS

The Company has term loans and lines of credit with Santander and other third-party lenders. The Bank utilizes borrowings and other debt obligations as a source of funds for its asset growth and asset/liability management. Collateralized advances are available from the FHLB if certain standards related to creditworthiness are met. The Bank also utilizes repurchase agreements, which are short-term obligations collateralized by securities. In addition, SCUSA has warehouse lines of credit and securitizes some of its retail installment contracts, which are structured secured financings. Total borrowings and other debt obligations at March 31, 2015 were $42.8 billion, compared to $39.7 billion at December 31, 2014. Total borrowings increased $3.1 billion primarily due to $1.0 billion of new debt issued by the Bank, $2.4 billion of new public and private securitizations, and a $1.6 billion increase in SCUSA's warehouse facilities in order to support loan and lease growth during the first quarter. These increases were partially offset by scheduled principal repayment activity within the securitizations. See further detail on borrowings activity in Note 10 to the Condensed Consolidated Financial Statements.

OFF-BALANCE SHEET ARRANGEMENTS

See further discussion of the Company's off-balance sheet arrangements in Note 7 and Note 14 to the Condensed Consolidated Financial Statements, and Liquidity and Capital Resources analysis.

BANK REGULATORY CAPITAL

Our capital priorities are to support client growth, business investment, and maintain appropriate capital in light of economic uncertainty and the Basel III framework. We continue to improve our capital levels and ratios through retention of quarterly earnings.

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by those regulatory authorities. At March 31, 2015 and December 31, 2014, respectively, the Bank met the well-capitalized capital ratio requirements. The Company's capital levels exceeded the ratios required for BHCs.

For a discussion of Basel III, which became effective for SHUSA and the Bank on January 1, 2015, including the standardized approach and related future changes to the minimum U.S. regulatory capital ratios, see the section captioned Regulatory Matters within this MD&A.

The Federal Deposit Insurance Corporation Improvement Act established five capital tiers: well-capitalized, adequately-capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized. A depository institution's capital tier depends on its capital levels in relation to various capital measures, which include leverage and risk-based capital measures and certain other factors. Depository institutions that are not classified as well-capitalized or adequately-capitalized are subject to various restrictions regarding capital distributions, payment of management fees, acceptance of brokered deposits and other operating activities.

Federal banking laws, regulations and policies also limit the Bank's ability to pay dividends and make other distributions to the Company. The Bank must obtain prior OCC approval to declare a dividend or make any other capital distribution if, after such dividend or distribution: (1) the Bank's total distributions to the holding company within that calendar year would exceed 100% of its net income during the year plus retained net income for the prior two years; (2) the Bank would not meet capital levels imposed by the OCC in connection with any order, or (3) the Bank is not adequately capitalized at the time. In addition, the OCC's prior approval would be required if the Bank's examination or Community Reinvestment Act ratings fall below certain levels or the Bank is notified by the OCC that it is a problem association or in troubled condition. In addition, the Bank must obtain the OCC's prior written approval to make any capital distribution until it has positive retained earnings. Under a written agreement with the FRB of Boston, the Company must not declare or pay, and must not permit any non-bank subsidiary that is not wholly-owned by the Company, including SCUSA, to declare or pay, any dividends, and the Company must not make, or permit any such subsidiary to make, any capital distribution, in each case without the prior written approval of the FRB of Boston.

Any dividend declared and paid or return of capital has the effect of reducing the Bank's capital ratios. The Bank did not declare and pay any return of capital to SHUSA during the three-month period ended March 31, 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following schedule summarizes the actual capital balances of the Bank and SHUSA at March 31, 2015:

	BANK

	March 31, 2015	Well-capitalized Requirement(1)	Minimum Requirement(1)
Common equity tier 1 capital ratio	13.78%	6.50%	4.50%
Tier 1 capital ratio	13.78%	8.00%	6.00%
Total capital ratio	15.28%	10.00%	8.00%
Leverage ratio	12.73%	5.00%	4.00%

	SHUSA

	March 31, 2015	Well-capitalized Requirement(1)	Minimum Requirement(1)
Common equity tier 1 capital ratio	11.85%	6.50%	4.50%
Tier 1 capital ratio	13.16%	8.00%	6.00%
Total capital ratio	15.11%	10.00%	8.00%
Leverage ratio	12.71%	5.00%	4.00%

(1) As defined by OCC regulations.

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

Further changes to the credit ratings of SHUSA, Santander and its affiliates or the Kingdom of Spain could have a material adverse effect on SHUSA's business, including its liquidity and capital resources. The credit ratings of SHUSA have changed in the past and may change in the future, which could impact its cost of and access to sources of financing and liquidity. Any reductions in the long-term or short-term credit ratings of SHUSA would: increase its borrowing costs; require it to replace funding lost due to the downgrade, which may include the loss of customer deposits; and limit its access to capital and money markets and trigger additional collateral requirements in derivatives contracts and other secured funding arrangements. See further discussion on the impacts of credit ratings actions in the Economic and Business Environment section of this MD&A.

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

SCUSA

SCUSA requires a significant amount of liquidity to originate and acquire loans and leases and to service debt. SCUSA funds its operations through its lending relationships with 14 third-party banks and Santander, as well as through securitizations in the ABS market and large flow agreements. SCUSA seeks to issue debt that appropriately matches the cash flows of the assets that it originates. SCUSA has over $3.8 billion of stockholders’ equity that supports its access to the securitization markets, credit facilities, and flow agreements.

During the three months ended March 31, 2015, SCUSA completed on-balance sheet funding transactions totaling over $3 billion, including:

•	a $1.25 billion securitization on its Santander Drive Auto Receivables Trust ("SDART") platform;

•	a $712 million securitization on its relaunched Drive Auto Receivables Trust ("DRIVE"), deeper subprime platform;

•	top-ups of two private amortizing facilities totaling $610 million; and

•	two private amortizing lease facilities totaling $494 million.

SCUSA also completed $1.5 billion in asset sales, including a $561 million third-party lease sale and $919 million in recurring monthly sales with its third-party flow partners, in addition to executing one of its periodic sales of charged off assets for $38 million in proceeds.

Since March 31, 2015, SCUSA has executed two additional securitizations, raising an additional $2 billion in proceeds. For additional information regarding SCUSA's debt, see Note 10 in the Notes to the Condensed Consolidated Financial Statements.

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

Available Liquidity

As of March 31, 2015, the Bank had approximately $24.1 billion in committed liquidity from the FHLB and the FRB. Of this amount, $11.6 billion was unused and therefore provides additional borrowing capacity and liquidity for the Company. At March 31, 2015 and December 31, 2014, liquid assets (cash and cash equivalents, LHFS, and securities available-for-sale exclusive of securities pledged as collateral) totaled approximately $16.0 billion and $13.7 billion, respectively. These amounts represented 29.5% and 26.1% of total deposits at March 31, 2015 and December 31, 2014, respectively. In addition to liquid assets, the Company also has available liquidity from federal funds counterparties of $1.0 billion. Management believes that the Company has ample liquidity to fund its operations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash and cash equivalents

	Three-Month Period Ended March 31,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$1,777,665	$1,068,915
Net cash (used in)/provided by investing activities	(7,142,312)	(3,122,685)
Net cash provided by/(used in) financing activities	5,058,928	1,312,395

Cash provided by operating activities

Net cash provided by operating activities was $1.8 billion for the three-month period ended March 31, 2015, which is comprised of net income of $0.3 billion, $0.9 billion of provision for credit losses, $0.9 billion in proceeds from sales of LHFS, and $0.8 billion in proceeds from sales of trading securities, offset by $1.2 billion of originations of LHFS, net of repayments.

Net cash provided by operating activities was $1.1 billion for the three-month period ended March 31, 2014, mainly driven by $1.2 billion in proceeds from sales of LHFS.

Cash used in investing activities

For the three-month period ended March 31, 2015, net cash used in investing activities was $7.1 billion, primarily due to $3.9 billion of purchases of investment securities available-for-sale, $4.0 billion in loan purchases and activity, and $1.5 billion in leased vehicle purchases, offset by $1.8 billion of investment sales, maturities and repayments and $0.6 billion in proceeds from sales of leased vehicles.

For the three-month period ended March 31, 2014, net cash used in investing activities was $3.1 billion, primarily due to $3.5 billion in loan purchases and activity and $0.8 billion in leased vehicle purchases, offset by $0.7 billion in proceeds from sales of loans held for investment.

Cash provided by financing activities

For the three-month period ended March 31, 2015, net cash provided by financing activities was $5.1 billion, which was primarily due to a $1.9 billion increase in deposits and an increase in net borrowing activity of $3.1 billion.

Net cash provided by financing activities for the three-month period ended March 31, 2014 was $1.3 billion, which was primarily driven by an increase in proceeds from the issuance of common stock of $1.8 billion and an increase in deposits of $0.8 billion, offset by net borrowing activity of $1.3 billion.

See the Condensed Consolidated Statement of Cash Flows ("SCF") for further details on the Company's sources and uses of cash.

Credit Facilities

Third-Party Revolving Credit Facilities

Warehouse Lines

Warehouse lines are used to fund new originations. Each line specifies the required collateral characteristics, collateral concentrations, credit enhancement, and advance rates. Warehouse lines are generally backed by auto retail installment contracts and, in some cases, leases or personal loans. These credit lines generally have one- or two-year commitments, staggered maturities and floating interest rates. SCUSA maintains daily funding forecasts for originations, acquisitions, and other large outflows such as tax payments in order to balance the desire to minimize funding costs with its liquidity needs.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SCUSA's warehouse lines generally have net spread, delinquency, and net loss ratio limits. These limits are generally calculated based on the portfolio collateralizing the line; however, for two of the warehouse lines, delinquency and net loss ratios are calculated with respect to the serviced portfolio as a whole. Failure to meet any of these covenants could trigger increased over-collateralization requirements or, in the case of limits calculated with respect to the specific portfolio underlying certain credit lines, result in an event of default under these agreements. If an event of default occurred under one of these agreements, the lender could elect to declare all amounts outstanding under the impacted agreement to be immediately due and payable, enforce its interests against collateral pledged under the agreement, restrict SCUSA's ability to obtain additional borrowings under the agreement, and/or remove SCUSA as servicer. SCUSA has never had a warehouse line terminated due to failure to comply with any ratio or meet any covenant. A default under one of these lines could be enforced only with respect to that line.

SCUSA maintains a credit facility with seven banks providing an aggregate commitment of $4.3 billion for the exclusive use of providing short-term liquidity needs to support Chrysler retail financing. This facility can be used for both loan and lease financing. The facility requires reduced advance rates in the event of delinquency, credit loss, or residual loss ratios exceeding specified thresholds.

Repurchase Facility

SCUSA also obtains financing through an investment management agreement under which it pledges retained subordinated bonds on its securitizations as collateral for repurchase agreements with various borrowers at renewable terms ranging from 30 to 90 days.

Total Return Swap

SCUSA also obtained financing through a total return swap under which it pledged retained subordinated bonds on its own securitizations as collateral for a financing facility that included a requirement that it settle with the counterparty at maturity an amount based on the change in the fair value of the underlying bonds during the term of the facility. This facility matured in May 2015.

Santander Credit Facilities

Santander historically has provided, and continues to provide, SCUSA's business with significant funding support in the form of committed credit facilities. Through its New York branch ("Santander NY"), Santander provides SCUSA with $4.5 billion of long-term committed revolving credit facilities.

The facilities offered through Santander NY's branch are structured as three- and five-year floating rate facilities, with current maturity dates of December 31, 2016 and 2018. Santander has the option to allow SCUSA to continue to renew the term of these facilities annually going forward, thereby maintaining the three- and five-year maturities. These facilities currently permit unsecured borrowing, but generally are collateralized by retail installment contracts as well as securitization note payables and residuals owned by SCUSA. Any secured balances outstanding under the facilities at the time of their maturity will amortize to match the maturities and expected cash flows of the corresponding collateral.

There was an average outstanding balance of $3.8 billion under the facilities offered through Santander NY's branch during the three-month period ended March 31, 2015. The maximum outstanding balance during this period was $4.1 billion.

Santander also serves as the counterparty for many of SCUSA's derivative financial instruments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Secured Structured Financings

SCUSA's secured structured financings primarily consist of public, SEC-registered securitizations. SCUSA also executes private securitizations under Rule 144A of the Securities Act and privately issues amortizing notes.

SCUSA obtains long-term funding for its receivables through securitizations in the ABS market. The ABS market provides an attractive source of funding due to its cost efficiency, a large and deep investor base, and terms that appropriately match the cash flows of the debt to the cash flows of the underlying assets. The term structure of a securitization generally locks in fixed-rate funding for the life of the underlying fixed-rate assets, and the matching amortization of the assets and liabilities provides committed funding for the collateralized loans throughout their terms. In certain cases, SCUSA may choose to issue floating rate securities based on the market conditions; in such cases, SCUSA generally executes hedging arrangements outside of the Trust to lock in its cost of funds. Because of prevailing market rates, SCUSA did not issue ABS in 2008 or 2009, but began issuing ABS again in 2010. SCUSA has been the largest issuer of retail auto ABS in the U.S. since 2011. SCUSA has issued a total of over $40 billion in retail auto ABS since 2010.

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

Excess cash flows result from the difference between the finance and interest income received from the obligors on the receivables and the interest paid to the ABS investors, net of credit losses and expenses. Initially, excess cash flows generated by the Trusts are used to pay down outstanding debt of the securitization trusts (the "Trusts"), increasing over-collateralization until the targeted level of assets has been reached. Once the targeted level of over-collateralization is reached and maintained, excess cash flows generated by the Trusts are released to SCUSA as distributions. SCUSA also receives monthly servicing fees as servicer for the Trusts. SCUSA's securitizations each require an increase in credit enhancement levels if cumulative net losses, as defined in the documents underlying each ABS transaction, exceed a specified percentage of the pool balance. None of SCUSA's securitizations has a cumulative net loss percentage above its limit.

SCUSA's on-balance sheet securitization transactions utilize bankruptcy-remote special purpose entities ("SPEs"), which are also variable interest entities ("VIEs"), that meet the requirements to be consolidated in our financial statements. Following a securitization, the finance receivables and notes payable related to the securitized retail installment contracts remain on our Condensed Consolidated Balance Sheet. We recognize finance and interest income as well as fee income on the collateralized retail installment contracts and interest expense on the ABS issued. We also record a provision for credit losses to cover inherent credit losses on the retail installment contracts. While these Trusts are included in our Condensed Consolidated Financial Statements, they are separate legal entities. The finance receivables and other assets sold to the Trusts are owned by them, are available only to satisfy the notes payable related to the securitized retail installment contracts, and are not available to SCUSA's or those of our creditors or our other subsidiaries.

SCUSA has completed four securitizations year-to-date in 2015. SCUSA currently has 31 securitizations outstanding in the market with a cumulative ABS balance of approximately $17 billion. Its securitizations generally have several classes of notes, with principal paid sequentially based on seniority and any excess spread distributed to the residual holder. SCUSA generally retains the lowest bond class and the residual interest in each securitization, and uses the proceeds from the securitization to repay borrowings outstanding under its credit facilities, originate and acquire new loans and leases, and for general corporate purposes. SCUSA generally exercises clean-up call options on its securitizations when the collateralization pool balance reaches 10% of its original balance.

SCUSA periodically issues amortizing notes in private placements that are structured similarly to its public securitizations and securitizations which are issued under Rule 144A of the Securities Act to banks and conduits. SCUSA's securitizations and private issuances are collateralized by vehicle retail installment contracts, loans and vehicle leases.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Flow Agreements

In addition to its credit facilities and secured structured financings, at March 31, 2015 SCUSA had flow agreements in place with Bank of America and Citizens Bank of Pennsylvania ("CBP") for Chrysler Capital retail installment contracts, with another third party for charged off assets, and with the Bank for Chrysler Capital consumer vehicle leases and dealer loans.

SCUSA enters into flow agreements under which assets are sold on a periodic basis to provide funding for new originations. These assets are not on SCUSA's balance sheet, but may provide a gain or loss on sale and a stable stream of servicing fee income.

SCUSA has a flow agreement with Bank of America under which SCUSA is committed to sell up to $300.0 million of eligible Chrysler Capital loans to that bank each month through May 2018. For loans sold, SCUSA retains the servicing rights and may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at the time of sale.

SCUSA also has sold Chrysler Capital loans to CBP under terms of a flow agreement and predecessor sale agreements. SCUSA retains servicing on the sold loans and will owe CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis.

Off-Balance Sheet Financing

SCUSA periodically executes Chrysler Capital-branded securitizations under Rule 144A of the Securities Act. Because all of the notes and residual interests in these securitizations are issued to third parties, SCUSA records these transactions as true sales of the retail installment contracts securitized, and removes the sold assets from its condensed consolidated balance sheets. SCUSA did not execute any such transactions during the three-month period ended March 31, 2015. In April 2015, SCUSA executed its first off-balance sheet securitization of 2015, selling $769 million of gross retail installment contracts.

On March 31, 2015, SCUSA executed its first bulk sale of leases to a third party. Due to accelerated depreciation permitted for tax purposes, this sale generated a large taxable gain that SCUSA has deferred through a qualified like-kind exchange program. In order to qualify for this deferral, SCUSA is required to maintain the sale proceeds in escrow until reinvested in new lease originations. Because the sale proceeds were also needed to pay down the third-party credit facilities under which it had financed the leases prior to their sale, SCUSA increased its borrowings on its related party credit facilities until the sale proceeds are fully reinvested over the 180 days following the sale.

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

At March 31, 2015, the Company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

There were no dividends declared or paid during the three-month period ended March 31, 2015. As of March 31, 2015, the Company had 530,391,043 shares of common stock outstanding.

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

	Payments Due by Period
	Total	Less than 1 year	Over 1 yr to 3 yrs	Over 3 yrs to 5 yrs	Over 5 yrs
	(in thousands)
FHLB advances (1)	$9,187,526	$5,082,631	$3,797,512	$307,383	$—
Notes payable - revolving facilities	11,411,944	1,729,974	7,856,970	1,825,000	—
Notes payable - secured structured financings	17,941,257	340,809	4,498,773	7,346,648	5,755,027
Other debt obligations (1) (2)	5,355,024	1,197,607	2,421,416	1,495,601	240,400
Junior subordinated debentures due to capital trust entities (1) (2)	245,215	161,780	83,435	—	—
Certificates of deposit (1)	8,506,579	6,903,616	1,564,318	38,645	—
Non-qualified pension and post-retirement benefits	69,921	6,741	13,542	13,928	35,710
Operating leases(3)	696,304	114,023	198,278	142,510	241,493
Total contractual cash obligations	$53,413,770	$15,537,181	$20,434,244	$11,169,715	$6,272,630

(1)
Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based on interest rates in effect at March 31, 2015. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Includes all carrying value adjustments, such as unamortized premiums and discounts and hedge basis adjustments.

(3)	Does not include future expected sublease income.

Excluded from the above table are deposits of $45.9 billion that are due on demand by customers. Additionally, $142.5 million of tax liabilities associated with unrecognized tax benefits have been excluded due to the high degree of uncertainty regarding the timing of future cash outflows associated with those obligations.

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

Interest rate risk focuses on managing four elements of risk associated with interest rates: basis risk, repricing risk, yield curve risk and option risk. Basis risk stems from rate index timing differences with rate changes, such as differences in the extent of changes in Federal funds rates compared with the three-month London Interbank Offered Rate. Repricing risk stems from the different timing of contractual repricing, such as one-month versus three-month reset dates, as well as the related maturities. Yield curve risk stems from the impact on earnings and market value resulting from different shapes and levels of yield curves. Option risk stems from prepayment or early withdrawal risk embedded in various products. These four elements of risk are analyzed through a combination of net interest income simulations, shocks to those net interest income simulations, and scenario and market value analyses and the subsequent results are reviewed by management. Numerous assumptions are made to produce these analyses, including assumptions on new business volumes, loan and investment prepayment rates, deposit flows, interest rate curves, economic conditions and competitor pricing.

Further information on risk factors can be found under Part II, Item 1A Risk Factors, in this Quarterly Report on Form 10-Q for the quarter-ended March 31, 2015.

Net Interest Income Simulation Analysis

The Company utilizes a variety of measurement techniques to evaluate the impact of interest rate risk, including simulating the impact of changing interest rates on expected future interest income and interest expense to estimate the Company's net interest income sensitivity. This simulation is run monthly and includes various scenarios that help management understand the potential risks in the Company's net interest income sensitivity. These scenarios include both parallel and non-parallel rate shocks as well as other scenarios that are consistent with quantifying the four elements of risk described above. This information is used to develop proactive strategies to ensure that the Company’s risk position remains within SHUSA Board of Directors-approved limits so that future earnings are not significantly adversely affected by future interest rates.

The table below reflects the estimated sensitivity to the Company’s net interest income based on interest rate changes:

If interest rates changed in parallel by the amounts below at March 31, 2015	The following estimated percentage increase/(decrease) to net interest income would result
Down 100 basis points	(1.95)%
Up 100 basis points	1.15%
Up 200 basis points	2.19%

Market Value of Equity ("MVE") Analysis

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

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk, and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at March 31, 2015 and December 31, 2014.

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by	March 31, 2015	December 31, 2014
Down 100 basis points	(3.08)%	(2.28)%
Up 100 basis points	(0.28)%	(0.40)%
Up 200 basis points	(1.58)%	(1.74)%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Through the Company’s capital markets and mortgage banking activities, it is subject to price risk. The Company employs various tools to measure and manage price risk in its portfolios. In addition, the SHUSA Board of Directors has established certain limits relative to positions and activities. The level of price risk exposure at any point in time depends on the market environment and expectations of future price and market movements, and will vary from period to period.

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

Incorporated by reference from Part I, Item 2, MD&A — Asset and Liability Management above.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls

We carried out an evaluation, under the supervision of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation and as reported in our September 30, 2014 Form 10-Q and 10-Q/A filings made in respect of the third quarter of 2014, we concluded that we did not have adequate controls designed and in place over the preparation and review of the Consolidated Condensed SCF and financial statement disclosures in Note 5, whereby errors were made during 2014 that were not identified in a timely manner. As a result of this material weakness, other errors were made during the quarters ended March 31, June 30, and September 30, 2014 related to the SCF for those periods which were not identified in a timely manner. These additional errors were identified and corrected in connection with the preparation of the 2014 our Form 10-K for 2014.

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

Changes in Internal Control over Financial Reporting

Other than as described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The Company is subject to a number of risks potentially impacting its business, financial condition, results of operations and cash flows. There have been no material changes from the risk factors set forth under Part I, Item IA, Risk Factors, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

(10.1)
Underwriting Agreement dated January 22, 2014 among Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the underwriters listed therein, SCUSA, SCUSA Illinois, Santander Holdings USA, Inc and the other Selling Stockholders listed in Schedule II thereto (Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed January 28, 2014 (Commission File Number 001-16581)

(10.2)
Shareholders Agreement dated January 28, 2014 among the Company, SCUSA, Sponsor Holdings, DDFS, Thomas G. Dundon and Banco Santander, S.A. (Incorporated by reference to Exhibit 1.2 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed January 28, 2014 (Commission File Number 001-16581)

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

SANTANDER HOLDINGS USA, INC. (Registrant)
Date:	May 13, 2015	/s/ Scott E. Powell
Scott E. Powell
President and Chief Executive Officer (Authorized Officer)

Date:	May 13, 2015	/s/ Gerald P. Plush
Gerald P. Plush
Chief Financial Officer and Senior Executive Vice President

Date:	May 13, 2015	/s/ Guillermo Sabater
Guillermo Sabater
Comptroller and Senior Executive Vice President