Form 10-Q
period 2015-06-30
Santander Holdings USA, Inc.
filed 2015-08-12
CIK 811830

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐. No ☑.
APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2015
Common Stock (no par value)	530,391,043 shares

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

Although SHUSA believes that the expectations reflected in these forward-looking statements are reasonable as of the date on which the statements are made, these statements are not guarantees of future performance and involve risks and uncertainties based on various factors and assumptions. Among the factors that could cause SHUSA’s financial performance to differ materially from that suggested by forward-looking statements are:

•
the effects of regulation and policies of the Board of Governors of the Federal Reserve System (the “Federal Reserve”), the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency (the “OCC”) and the Consumer Financial Protection Bureau (the “CFPB”), including changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Federal Reserve, the failure to adhere to which could subject SHUSA to formal or informal regulatory compliance and enforcement actions;

•
the stability of global financial markets or a weakened global economy could negatively affect U.S.-based financial institutions or corporations, counterparties with which SHUSA or its affiliates do business;

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

2015 Amendment: OCC consent order signed by Santander Bank, N.A. on June 16, 2015 which amended prior orders signed by Santander Bank, N.A. and the Office of the Comptroller of the Currency on April 13, 2011 and January 7, 2013
GAAP: Accounting principles generally accepted in the United States of America
ABS: Asset-backed securities	GBM: Global Banking & Markets and Large Corporate Banking
ACL: Allowance for credit losses	GSE: Government-sponsored entities
Alt-A: Loans originated through brokers outside the Bank's geographic footprint, often lacking full documentation	IHC: U.S. intermediate holding company
ASC: Accounting Standards Codification	IPO: Initial public offering
ASU: Accounting Standards Update	IRS: Internal Revenue Service
Bank: Santander Bank, National Association	ISDA: International Swaps and Derivatives Association, Inc.
BHC: Bank holding company	Legacy Covered Funds: Investments in and relationships with covered funds that were in place prior to December 31, 2013.
BOLI: Bank-owned life insurance	LCR: Liquidity coverage ratio
Brokers: Independent parties	LHFS: Loans held-for-sale
CBP: Citizens Bank of Pennsylvania	LIBOR: London Interbank Offered Rate
CCAR: Comprehensive Capital Analysis and Review	LTV: Loan-to-value
CD: Certificate(s) of deposit	MBS: Mortgage-backed securities
CEVF: Commercial equipment vehicle funding	MD&A: Management's Discussion and Analysis of Financial Condition and Results of Operations
CET1: Common equity tier 1	MSR: Mortgage servicing right
CFPB: Consumer Financial Protection Bureau	MVE: Market value of equity
Change in Control: First quarter 2014 change in control and consolidation of SCUSA	NCI: Non-controlling interest
Chrysler Agreement: Ten-year private label financing agreement with the Chrysler Group signed by SCUSA	NPL: Non-performing loans
Chrysler Capital: trade name used in providing services under the Chrysler Agreement.	NSFR: Net stable funding ratio
Chrysler Group: Chrysler Group LLC (FCA US LLC as of December 14, 2014)	OCC: Office of the Comptroller of the Currency
CID: Civil investigative demand	OEM: Original equipment manufacturer
CLO: Collateralized loan obligations	OIS: Overnight indexed swap
CLTV: Combined loan-to-value	Order: OCC consent order signed by SBNA on January 26, 2012 which replaced a prior order signed by the Bank and other parties with the OTS.
CODM: Chief Operating Decision Maker	OREO: Other real estate owned
Company: Santander Holdings USA, Inc.	OTS: Office of Thrift Supervision
Consent Order: Consent order signed by the Bank with the OCC on April 17, 2015 that resolved issues related to the sale and servicing of the identify theft protection product.	OTS Order: Consent order signed by the Bank and other parties with the OTS on April 13, 2011 resolving certain of the Bank's and other parties' foreclosure activities.
CPR: Changes in anticipated loan prepayment rates	OTTI: Other-than-temporary impairment
DCF: Discounted cash flow	REIT: Real estate investment trust
DDFS: Dundon DFS LLC	RIC: retail installment contract
DFA: Dodd-Frank Wall Street Reform and Consumer Protection Act	RV: Recreational vehicle
DOJ: Department of Justice	S&P: Standard & Poor's
DOJ Order: Consent order signed by SCUSA with the DOJ on February 25, 2015 that resolved claims related to certain of SCUSA's repossession and collection activities.	Santander: Banco Santander, S.A.
DTI: Debt-to-income	Santander NY: New York branch of Banco Santander, S.A.
ECOA: Equal Credit Opportunity Act	Santander UK: Santander UK plc

EPS: Enhanced Prudential Standards	SBNA: Santander Bank, N.A.
Exchange Act: Securities Exchange Act of 1934, as amended	SCF: Statement of Cash Flows
FASB: Financial Accounting Standards Board	SCUSA: Santander Consumer USA Holdings Inc. and its subsidiaries
FBO: Foreign banking organization	SCUSA Common Stock: Common shares of SCUSA
FDIC: Federal Deposit Insurance Corporation	SDART: Santander Drive Auto Receivables Trust, a SCUSA securitization platform
Federal Reserve: Board of Governors of the Federal Reserve System	SEC: Securities and Exchange Commission
FHLB: Federal Home Loan Bank	Securities Act: Securities Act of 1933, as amended
FHLMC: Federal Home Loan Mortgage Corporation	Separation Agreement: Agreement entered into by Thomas Dundon, the former Chief Executive Officer of SCUSA, SCUSA, DDFS, Santander Consumer USA Inc. and Banco Santander, S.A on July 2, 2015.
FICO: Fair Isaac Corporation® credit scoring model	SHUSA: Santander Holdings USA, Inc.
Final Rule: Rule implementing certain of the EPS mandated by Section 165 of the DFA	SPE: Special purpose entity
FNMA: Federal National Mortgage Association	Sponsor Holdings: Sponsor Auto Finance Holding Series LP
FOMC: Federal Open Market Committee	TDR: Troubled debt restructuring
FRB: Federal Reserve Bank	Trusts: Securitization trusts
FVO: Fair value option	VIE: Variable interest entity

PART 1- FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements
SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30, 2015	December 31, 2014
	(in thousands)
ASSETS
Cash and cash equivalents	$2,254,233	$2,234,725
Investment securities:
Available-for-sale at fair value	19,324,217	15,908,078
Trading securities	—	833,936
Other investments	846,610	816,991
Loans held for investment (1) (5)	79,484,496	76,032,562
Allowance for loan losses (5)	(3,070,458)	(2,108,817)
Net loans held for investment	76,414,038	73,923,745
Loans held-for-sale (2)	1,886,090	260,252
Premises and equipment, net (3)	849,632	854,671
Leased vehicles, net (5)(6)	7,312,427	6,638,115
Accrued interest receivable (5)	580,126	559,962
Equity method investments	187,028	227,991
Goodwill	8,892,011	8,892,011
Intangible assets	702,344	735,488
Bank-owned life insurance	1,708,310	1,686,491
Restricted cash (5)	3,202,917	2,024,838
Other assets (4) (5)	1,967,143	2,860,121
TOTAL ASSETS	$126,127,126	$118,457,415
LIABILITIES
Accrued expenses and payables	$2,107,810	$1,902,278
Deposits and other customer accounts	54,622,913	52,474,007
Borrowings and other debt obligations (5)	44,456,559	39,709,653
Advance payments by borrowers for taxes and insurance	184,677	167,670
Deferred tax liabilities, net	1,017,839	1,025,948
Other liabilities (5)	649,651	673,764
TOTAL LIABILITIES	103,039,449	95,953,320
STOCKHOLDER'S EQUITY
Preferred stock (no par value; $25,000 liquidation preference; 7,500,000 shares authorized; 8,000 shares outstanding at June 30, 2015 and at December 31, 2014)	195,445	195,445
Common stock and paid-in capital (no par value; 800,000,000 shares authorized; 530,391,043 and 530,391,043 shares outstanding at June 30, 2015 and at December 31, 2014, respectively)	14,730,843	14,729,609
Accumulated other comprehensive loss	(125,502)	(96,410)
Retained earnings	4,033,374	3,714,642
TOTAL SHUSA STOCKHOLDER'S EQUITY	18,834,160	18,543,286
Noncontrolling interest	4,253,517	3,960,809
TOTAL STOCKHOLDER'S EQUITY	23,087,677	22,504,095
TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY	$126,127,126	$118,457,415

(1) Loans held for investment includes $494.7 million and $845.9 million of loans recorded at fair value at June 30, 2015 and December 31, 2014, respectively.
(2) Recorded at the fair value option ("FVO") or lower of cost or fair value.
(3) Net of accumulated depreciation of $745.6 million and $638.0 million at June 30, 2015 and December 31, 2014, respectively.
(4) Includes Mortgage Servicing Rights ("MSRs") of $157.1 million and $145.0 million at June 30, 2015 and December 31, 2014, respectively, for which the Company has elected the FVO. See Note 9 to these Condensed Consolidated Financial Statements for additional information.
(5) The Company has interests in certain securitization trusts ("Trusts") that are considered variable interest entities ("VIEs") for accounting purposes. The Company consolidates VIEs where it is deemed the primary beneficiary. See Note 7 to these Condensed Consolidated Financial Statements for additional information.
(6) Net of accumulated depreciation of $1.3 billion and $857.7 million at June 30, 2015 and December 31, 2014, respectively.
See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2015	2014	2015	2014
	(in thousands)
INTEREST INCOME:
Loans	$1,971,763	$1,791,311	$3,806,322	$3,125,831
Interest-earning deposits	1,057	1,566	2,819	3,561
Investment securities:
Available-for-sale	77,045	60,284	154,462	121,868
Other investments	10,025	9,638	29,093	17,745
TOTAL INTEREST INCOME	2,059,890	1,862,799	3,992,696	3,269,005
INTEREST EXPENSE:
Deposits and other customer accounts	65,193	48,809	128,586	97,756
Borrowings and other debt obligations	232,382	223,956	447,857	409,110
TOTAL INTEREST EXPENSE	297,575	272,765	576,443	506,866
NET INTEREST INCOME	1,762,315	1,590,034	3,416,253	2,762,139
Provision for credit losses	1,001,754	686,034	1,873,938	1,021,364
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	760,561	904,000	1,542,315	1,740,775
NON-INTEREST INCOME:
Consumer fees	106,178	96,713	204,217	179,677
Commercial fees	46,142	42,559	88,826	85,529
Mortgage banking income, net	36,304	16,762	54,167	29,709
Equity method investments (loss)/income, net	(34)	(7,416)	(7,167)	12,226
Bank-owned life insurance	15,884	16,981	28,840	31,163
Lease income	443,506	266,090	841,891	381,493
Miscellaneous income	145,293	197,196	238,559	339,861
TOTAL FEES AND OTHER INCOME	793,273	628,885	1,449,333	1,059,658
OTTI recognized in earnings	(1,092)	—	(1,092)	—
Gain on Change in Control	—	—	—	2,428,539
Net gain on sale of investment securities	10,799	9,405	20,356	11,349
Net gain recognized in earnings	9,707	9,405	19,264	2,439,888
TOTAL NON-INTEREST INCOME	802,980	638,290	1,468,597	3,499,546
GENERAL AND ADMINISTRATIVE EXPENSES:
Compensation and benefits	327,963	284,427	647,816	603,386
Occupancy and equipment expenses	139,613	112,221	268,779	233,091
Technology expense	45,067	43,798	87,156	84,068
Outside services	55,501	43,150	103,900	79,109
Marketing expense	17,841	11,119	32,182	25,219
Loan expense	100,760	88,291	206,191	157,299
Lease expense	361,903	210,199	683,861	299,159
Other administrative expenses	96,200	77,033	164,660	129,188
TOTAL GENERAL AND ADMINISTRATIVE EXPENSES	1,144,848	870,238	2,194,545	1,610,519
OTHER EXPENSES:
Amortization of intangibles	16,338	20,892	33,144	32,940
Deposit insurance premiums and other expenses	13,369	14,553	29,178	28,970
Loss on debt extinguishment	—	—	—	3,635
Investment expense on qualified affordable housing projects	35	—	84	—
Impairment of long-lived assets	—	97,546	—	97,546
TOTAL OTHER EXPENSES	29,742	132,991	62,406	163,091
INCOME BEFORE INCOME TAXES	388,951	539,061	753,961	3,466,711
Income tax provision	119,971	199,746	232,944	1,249,753
NET INCOME INCLUDING NONCONTROLLING INTEREST	268,980	339,315	521,017	2,216,958
LESS: NET INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	101,535	136,473	194,985	244,213
NET INCOME	$167,445	$202,842	$326,032	$1,972,745
See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2015	2014	2015	2014
	(in thousands)
NET INCOME INCLUDING NONCONTROLLING INTEREST	$268,980	$339,315	$521,017	$2,216,958
OTHER COMPREHENSIVE INCOME, NET OF TAX
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments, net of tax	7,214	(1,119)	(7,901)	6,641
Net unrealized (losses)/gains on available-for-sale investment securities, net of tax	(88,233)	46,127	(22,243)	128,988
Pension and post-retirement actuarial gain, net of tax	437	273	1,052	835
TOTAL OTHER COMPREHENSIVE (LOSS)/INCOME, NET OF TAX	(80,582)	45,281	(29,092)	136,464
COMPREHENSIVE INCOME	$188,398	$384,596	$491,925	$2,353,422
COMPREHENSIVE INCOME ATTRIBUTABLE TO NONCONTROLLING INTEREST	101,535	136,473	194,985	244,213
COMPREHENSIVE INCOME	$86,863	$248,123	$296,940	$2,109,209

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY
FOR THE SIX-MONTH PERIODS ENDED JUNE 30, 2015 AND 2014
(Unaudited)
(in thousands)

	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive Income/(Loss)	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, December 31, 2013	520,307	$195,445	$12,209,816	$(254,368)	$1,394,090	$—	$13,544,983
Comprehensive income	—	—	—	136,464	1,972,745	—	2,109,209
SCUSA Change in Control(1)	—	—	—	—	—	3,813,275	3,813,275
Issuance of common stock	10,084		2,521,000	—	—	—	2,521,000
Stock issued in connection with employee benefit and incentive compensation plans	—	—	(1,207)	—	—	—	(1,207)
Dividends paid on preferred stock	—	—	—	—	(7,300)	—	(7,300)
Balance, June 30, 2014	530,391	$195,445	$14,729,609	$(117,904)	$3,359,535	$3,813,275	$21,979,960
(1) Refer to Note 3 to the Condensed Consolidated Financial Statements for further discussion.

	Common Shares Outstanding	Preferred Stock	Common Stock and Paid-in Capital	Accumulated Other Comprehensive (Loss)/Income	Retained Earnings	Noncontrolling Interest	Total Stockholder's Equity
Balance, December 31, 2014	530,391	$195,445	$14,729,609	$(96,410)	$3,714,642	$3,960,809	$22,504,095
Comprehensive (loss) /income	—	—	—	(29,092)	326,032	—	296,940
Net Income Attributable to Noncontrolling Interest	—	—	—	—	—	194,985	194,985
Impact of SCUSA Stock Option Activity	—	—	—	—	—	97,723	97,723
Stock issued in connection with employee benefit and incentive compensation plans	—	—	1,234	—	—	—	1,234
Dividends paid on preferred stock	—	—	—	—	(7,300)	—	(7,300)
Balance, June 30, 2015	530,391	$195,445	$14,730,843	$(125,502)	$4,033,374	$4,253,517	$23,087,677

See accompanying notes to unaudited Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six-Month Period Ended June 30,
	2015	2014
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income including noncontrolling interest	$521,017	$2,216,958
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on SCUSA Change in Control	—	(2,291,003)
Net gain on sale of SCUSA shares	—	(137,536)
Gain on sale of branches	—	(10,648)
Provision for credit losses	1,873,938	1,021,364
Deferred taxes	11,246	854,940
Depreciation, amortization and accretion	86,755	(188,097)
Net gain on sale of loans	(98,350)	(47,303)
Net gain on sale of investment securities	(20,356)	(11,349)
Gain on residential loan securitizations	(9,373)	—
Net gain on sale of leased vehicles	(21,878)	(5,576)
OTTI recognized in earnings	1,092	—
Loss on debt extinguishment	—	3,635
Net loss/(gain) on real estate owned and premises and equipment	108	(3,590)
Stock-based compensation	8,707	2,840
Equity (earnings)/loss on equity method investments	7,167	(12,226)
Originations of loans held-for-sale, net of repayments	(3,401,215)	(2,264,013)
Proceeds from sales of loans held-for-sale	2,690,029	2,587,625
Purchases of trading securities	(390,192)	(211,590)
Proceeds from sales of trading securities	823,801	86,474
Net change in:
Other assets and bank-owned life insurance	287,566	653,823
Other liabilities	153,881	154,390
Other	—	(3,558)
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,523,943	2,395,560

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of available-for-sale investment securities	2,254,608	289,881
Proceeds from prepayments and maturities of available-for-sale investment securities	2,505,118	1,179,870
Purchases of available-for-sale investment securities	(6,982,822)	(1,286,348)
Proceeds from sales of other investments	239,155	166,012
Purchases of other investments	(243,912)	(194,110)
Net change in restricted cash	(1,178,079)	(324,422)
Proceeds from sales of loans held for investment	1,363,958	952,864
Proceeds from the sales of equity method investments	14,988	—
Distributions from equity method investments	8,004	5,058
Contributions to equity method investments	(403)	(18,556)
Purchases of loans held for investment	(208,592)	(1,039,938)
Net change in loans other than purchases and sales	(6,144,194)	(4,780,848)
Purchases of leased vehicles	(3,163,426)	(3,162,089)
Proceeds from the sale of leased vehicles	1,460,792	364,833
Manufacturer incentives	658,753	479,924
Proceeds from sales of real estate owned and premises and equipment	44,759	632,614
Purchases of premises and equipment	(111,547)	(141,599)
Net cash transferred on the sale of branches	—	(151,286)
Proceeds from sale of SCUSA shares	—	320,145
Cash acquired in SCUSA Change in Control	—	11,076
NET CASH USED IN INVESTING ACTIVITIES	(9,482,840)	(6,696,919)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits and other customer accounts	2,148,906	552,862
Net change in short-term borrowings	(5,100,000)	1,469,294
Net proceeds from long-term borrowings	27,170,548	18,173,797
Repayments of long-term borrowings	(22,401,878)	(16,684,629)
Proceeds from FHLB advances (with maturities greater than 90 days)	6,650,000	—
Repayments of FHLB advances (with maturities greater than 90 days)	(1,585,000)	(813,635)
Net change in advance payments by borrowers for taxes and insurance	17,007	12,957
Cash dividends paid to preferred stockholders	(7,300)	(7,300)
Dividends paid to noncontrolling interest	—	(20,667)
Proceeds from the issuance of common stock	86,122	1,777,381
NET CASH PROVIDED BY FINANCING ACTIVITIES	6,978,405	4,460,060

NET INCREASE IN CASH AND CASH EQUIVALENTS	19,508	158,701
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,234,725	4,226,947
CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,254,233	$4,385,648

SUPPLEMENTAL DISCLOSURES
Income taxes paid/(received), net	$(45,508)	$(399,502)
Interest paid	594,632	552,892

NON-CASH TRANSACTIONS(1)
Loans transferred to other real estate owned	16,599	26,458
Operating leases transferred to repossessed vehicles	43,504	601,659
Loans transferred from held for investment to held for sale, net	1,823,136	225,262
Unsettled purchases of investment securities	697,057	—
Conversion of debt to common equity	—	750,000
Liquidation of common equity securities	—	24,742
Residential loan securitizations	234,547	—
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

The Bank’s primary business consists of attracting deposits from its network of retail branches, and originating small business loans, middle market, large and global commercial loans, multi-family loans, residential mortgage loans, home equity loans and lines of credit, and auto and other consumer loans throughout the Mid-Atlantic and Northeastern areas of the United States, focused throughout Pennsylvania, New Jersey, New York, New Hampshire, Massachusetts, Connecticut, Rhode Island, and Delaware. The Bank uses its deposits, as well as other financing sources, to fund its loan and investment portfolios.

SCUSA wholly owns Santander Consumer USA Inc., which is headquartered in Dallas, Texas, and is a full-service, technology-driven consumer finance company focused on vehicle finance and personal lending products.

On January 22, 2014, SCUSA's registration statement for an initial public offering ("IPO") of shares of its common stock (the “SCUSA Common Stock”), was declared effective by the Securities and Exchange Commission (the "SEC"). Prior to the IPO, the Company owned approximately 65% of the shares of SCUSA's common stock.

On January 28, 2014, the IPO was closed, and certain stockholders of SCUSA, including the Company and Sponsor Auto Finance Holdings Series LP ("Sponsor Holdings"), sold 85,242,042 shares of SCUSA Common Stock. Immediately following the IPO, the Company owned approximately 61% of the shares of SCUSA Common Stock. In connection with these sales, certain board representation, governance and other rights granted to Dundon DFS LLC ("DDFS") and Sponsor Holdings were terminated as a result of the reduction in DDFS and Sponsor Holdings’ collective ownership of shares of SCUSA Common Stock below certain ownership thresholds, causing the Change in Control.

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

On July 2, 2015, SHUSA announced that it had entered into an agreement with Thomas Dundon, the former Chief Executive Officer of SCUSA, DDFS, and Santander (the “Separation Agreement”), pursuant to which, among other things, the Company was deemed to have irrevocably exercised its option to acquire all of the shares of SCUSA Common Stock owned by DDFS, subject to the receipt of all required regulatory approvals. At June 30, 2015, the SCUSA Common Stock held by DDFS represented approximately 9.8% of SCUSA Common Stock. SHUSA assigned its right to purchase those shares to Santander, which would then contribute the shares to SHUSA.

On July 30, 2015, Scott Powell, President and Chief Executive Officer of SHUSA, was appointed President and Chief Executive Officer of SBNA, replacing Román Blanco. Mr. Powell continues to serve as the President and Chief Executive Officer of SHUSA.

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

We have made certain corrections to the June 30, 2014 Condensed Consolidated Statements of Cash Flows and Note 5. The Company identified and corrected immaterial classification errors related to certain cash flows related to loans held for investment, Federal Home Loan Bank ("FHLB") advance repayments and short-term borrowings reported within cash flows in financing activities, as well as classification errors related to certain restricted cash accounts within investing activities. Certain cash flows related to decreases in deferred tax assets have been reclassified from net changes in other liabilities to net changes in other assets within operating cash flows. These changes resulted in increased total cash provided by operating activities and increased total cash used in investing activities by an equal and offsetting amount. There was no net impact to cash provided by financing activities. The reclassification errors did not impact the net change in cash and cash equivalents, total cash and cash equivalents, net income, or any other operating measure.

The corrections to Note 5 related to the components of troubled debt restructuring ("TDR") activities for the three-month and six-month periods ended June 30, 2014. The corrections do not affect the Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Comprehensive Income for the three-month and six-month periods ended June 30, 2015 and 2014, Condensed Consolidated Statements of Stockholder's Equity for the three-month and six-month periods ended June 30, 2015 and 2014, or Condensed Consolidated Balance Sheets at June 30, 2015 and 2014.

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

As of June 30, 2015, with the exception of the items noted in the section "Changes in Accounting Policies" below, there have been no significant changes to the Company's accounting policies as disclosed in the Annual Report on Form 10-K for the year ended December 31, 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (continued)

Changes in Accounting Policies

During the first quarter of 2015, the Company adopted the following Financial Accounting Standards Board (the "FASB") Accounting Standards Updates ("ASUs"), none of which had a material impact to the Company's Condensed Consolidated financial statements:

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

The Company did not adopt any new accounting pronouncements during the three-month period ended June 30, 2015.

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

Subsequent Events

The Company evaluated events from the date of the Condensed Consolidated Financial Statements on June 30, 2015 through the issuance of these Condensed Consolidated Financial Statements and has determined that there have been no material events that would require recognition in its Condensed Consolidated Financial Statements or disclosure in the Notes to the Condensed Consolidated Financial Statements for the quarter ended June 30, 2015 other than the transactions disclosed within Notes 1, 5, 9, 10 and 17 of these Condensed Consolidated Financial Statements.

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

In June 2014, the FASB issued ASU 2014-12, Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (Topic 718). This ASU requires that a performance target that affects vesting, and could be achieved after the requisite service period, be treated as a performance condition. Application of existing guidance in ASC 718 as it relates to awards with performance conditions that affect vesting should continue to be used to account for such awards. The amendment will be effective for the Company for the first reporting period ending after December 15, 2015. Adoption of this amendment should be applied on a prospective basis to awards that are granted or modified on or after the effective date. There also is an option to apply the amendments on a modified retrospective basis for performance targets outstanding on or after the beginning of the first annual period presented as of the adoption date. Early adoption is permitted. The Company is currently evaluating the impact of adopting this ASU on its financial position, results of operations and disclosures.

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

In January 2015, the FASB issued ASU 2015-01, Income Statement - Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU eliminates the concept of extraordinary items from GAAP, which previously required the separate classification, presentation, and disclosure of extraordinary events and transactions. The amendment will be effective for the Company for the first reporting period ending after December 15, 2015, with early adoption permitted if the guidance is applied from the beginning of the fiscal year of adoption. Adoption of the amendment by the Company can be either on a prospective or retrospective basis. The Company plans to apply this amendment effective for reporting periods beginning after December 15, 2015 and will apply it prospectively, as the Company has not reported any extraordinary items in the three prior fiscal years. The Company does not expect the adoption of this ASU to have an impact on its financial position, results of operations, or disclosures.

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

In May 2015, the FASB issued ASU 2015-7, Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent) (a consensus of the Emerging Issues Task Force). This ASU removes the requirement to categorize investments fair valued using the net asset value per share practical expedient within the fair value hierarchy. It also modifies disclosure requirements to include only investments for which the entity elects to use the practical expedient rather than the prior guidance which required disclosures for all investments eligible to use the practical expedient. This amendment will be effective for the Company for the first reporting period beginning after December 15, 2015, with early adoption permitted. Adoption of the amendment by the Company must be on a retrospective basis for all periods presented. The Company is in the process of evaluating the impacts of the adoption of this ASU.

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

The Company recognized SCUSA’s stock option awards that were outstanding as of the IPO date at fair value, which in aggregate amounted to $369.3 million. The portion of the total fair value of the stock option awards that is attributable to pre-business combination service amounting to $210.2 million represented an NCI in SCUSA as of the IPO date, while $159.1 million of the total amount pertains to the post-business combination portion, which will be recognized as stock compensation expense over the remaining vesting period of the awards in the Company’s post-business combination consolidated financial statements. Of the total $159.1 million, $82.6 million was immediately recognized as stock compensation expense as a result of the acceleration of the vesting of certain of the stock option awards upon the closing of the IPO. The fair value of share option awards were estimated using the Black-Scholes option valuation model. The Company also recognized SCUSA's restricted stock awards that were outstanding as of the IPO date at fair value. These shares of restricted stock were granted to certain SCUSA executives on December 28, 2013 and had an aggregate fair value of approximately $12.0 million as of the IPO date. The grant date fair value was determined based on SCUSA's per share prices as of the IPO closing date.

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

Proforma Financial Information

The results of SCUSA are included in our results beginning January 28, 2014. The following table summarizes the actual unaudited amounts of Total revenue, net of Total interest expense and Net income including Noncontrolling Interest of SCUSA included in our Condensed Consolidated Financial Statements for the three-month and six-month periods ended June 30, 2014 and the supplemental pro forma consolidated Total revenue, net of total interest expense and Net income including noncontrolling interest of SHUSA entity for the three-month and six-month periods ended June 30, 2014 as if the Change in Control had occurred on January 1, 2013. These results include the impact of amortizing certain purchase accounting adjustments such as intangible assets as well as fair value adjustments to loans and issued debt. These pro forma results are presented for illustrative purposes and are not intended to represent or be indicative of the actual consolidated results of operations of SHUSA that would have been achieved had the Change in Control occurred at January 1, 2013, nor are they intended to represent or be indicative of future results of operations.

	SCUSA Amounts Included in Results for the		Supplemental Pro Forma Combined (b)
	Three-Month Period Ended June 30, 2014	Six-Month Period Ended June 30, 2014	Three-Month Period Ended June 30, 2014	Six-Month Period Ended June 30, 2014
	(in thousands)

Total Revenue, Net of Total Interest Expense (a)	$1,629,613	$2,681,493	$2,048,393	$4,020,599
Net Income including Noncontrolling Interest	302,013	574,747	224,502	368,940

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

NOTE 4. INVESTMENT SECURITIES

Investments Available-for-sale

Investment Securities Summary - Available-for-sale

The following tables present the amortized cost, gross unrealized gains and losses and approximate fair values of securities available-for-sale at the dates indicated:

	June 30, 2015
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
U.S. Treasury securities	$2,588,961	$13,019	$(98)	$2,601,882
Corporate debt securities	1,650,573	18,814	(6,381)	1,663,006
Asset-backed securities ("ABS")	2,301,477	12,968	(798)	2,313,647
Equity securities	10,757	1	(347)	10,411
State and municipal securities	958,306	8,274	(10,857)	955,723
Mortgage-backed securities:
U.S. government agencies	4,721,437	13,062	(38,403)	4,696,096
FHLMC and FNMA debt securities (1)	7,199,898	9,618	(138,417)	7,071,099
Non-agency securities	11,968	385	—	12,353
Total investment securities available-for-sale	$19,443,377	$76,141	$(195,301)	$19,324,217

(1) Federal Home Loan Mortgage Corporation ("FHLMC") and Federal National Mortgage Association ("FNMA")

	December 31, 2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Loss	Fair Value
	(in thousands)
U.S. Treasury securities	$1,692,838	$2,985	$(56)	$1,695,767
Corporate debt securities	2,159,681	29,630	(6,910)	2,182,401
Asset-backed securities	2,707,207	17,787	(4,591)	2,720,403
Equity securities	10,619	3	(279)	10,343
State and municipal securities	1,790,776	35,071	(2,385)	1,823,462
Mortgage-backed securities:
U.S. government agencies	2,623,722	1,809	(40,997)	2,584,534
FHLMC and FNMA debt securities	4,994,974	12,974	(130,161)	4,877,787
Non-agency securities	12,842	539	—	13,381
Total investment securities available-for-sale	$15,992,659	$100,798	$(185,379)	$15,908,078

The Company continuously evaluates its investment strategies in light of changes in the regulatory and market environments that could have an impact on capital and liquidity. Based on this evaluation, it is reasonably possible that the Company may elect to pursue other strategies relative to its investment securities portfolio.

During the second quarter of 2015, SHUSA sold $234.5 million of qualifying residential loans to FHLMC in return for $243.9 million of mortgage-backed securities ("MBS") issued by FHLMC resulting in a net realized gain on sale of $9.8 million which is included in Mortgage banking income, net line of the Company's Condensed Consolidated Statement of Operations.

As of June 30, 2015 and December 31, 2014, the Company had investment securities available-for-sale with an estimated fair value of $3.4 billion and $3.5 billion, respectively, pledged as collateral, which was made up of the following: $2.8 billion and $2.6 billion were pledged to secure public fund deposits; $258.4 million and $301.6 million, respectively, were pledged at various independent parties ("Brokers") to secure repurchase agreements, support hedging relationships, and for recourse on loan sales; and $431.4 million and $560.6 million, respectively, were pledged to secure the Bank's customer overnight sweep product.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. INVESTMENT SECURITIES (continued)

At June 30, 2015 and December 31, 2014, the Company had $62.6 million and $66.9 million, respectively, of accrued interest related to investment securities.

The Company's state and municipal bond portfolio primarily consists of general obligation bonds of states, cities, counties and school districts. The portfolio had a weighted average underlying credit risk rating of AA as of June 30, 2015. The largest geographic concentrations of state and local municipal bonds are in Massachusetts, Pennsylvania, and Washington, which represented 11.1%, 12.7%, and 16.8%, respectively, of the total portfolio. No other state comprised more than 10% of the total portfolio.

Contractual Maturity of Debt Securities

Contractual maturities of the Company’s debt securities available-for-sale at June 30, 2015 are as follows:

	Amortized Cost	Fair Value
	(in thousands)
Due within one year	$425,729	$423,699
Due after 1 year but within 5 years	5,452,947	5,489,278
Due after 5 years but within 10 years	869,732	871,078
Due after 10 years	12,684,212	12,529,751
Total	$19,432,620	$19,313,806

Actual maturities may differ from contractual maturities when there is a right to call or prepay obligations with or without call or prepayment penalties.

Gross Unrealized Loss and Fair Value of Securities Available-for-Sale

The following tables present the aggregate amount of unrealized losses as of June 30, 2015 and December 31, 2014 on securities in the Company’s available-for-sale investment portfolio classified according to the amount of time that those securities have been in a continuous loss position:

	June 30, 2015
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
U.S. Treasury securities	$198,984	$(98)	$—	$—	$198,984	$(98)
Corporate debt securities	502,003	(4,392)	122,201	(1,989)	624,204	(6,381)
Asset-backed securities	102,208	(798)	—	—	102,208	(798)
Equity securities	394	(3)	9,804	(344)	10,198	(347)
State and municipal securities	467,338	(8,858)	24,390	(1,999)	491,728	(10,857)
Mortgage-backed securities:
U.S. government agencies	966,932	(7,459)	1,203,653	(30,944)	2,170,585	(38,403)
FHLMC and FNMA debt securities	2,868,218	(23,099)	2,310,616	(115,318)	5,178,834	(138,417)
Total	$5,106,077	$(44,707)	$3,670,664	$(150,594)	$8,776,741	$(195,301)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. INVESTMENT SECURITIES (continued)

	December 31, 2014
	Less than 12 months		12 months or longer		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
	(in thousands)
US Treasury securities	$298,914	$(56)	$—	$—	$298,914	$(56)
Corporate debt securities	538,108	(3,262)	214,852	(3,648)	752,960	(6,910)
Asset-backed securities	632,936	(1,437)	424,333	(3,154)	1,057,269	(4,591)
Equity securities	55	—	9,879	(279)	9,934	(279)
State and municipal securities	45,128	(90)	192,091	(2,295)	237,219	(2,385)
Mortgage-backed securities:
U.S. government agencies	696,989	(5,152)	1,485,177	(35,845)	2,182,166	(40,997)
FHLMC and FNMA debt securities	410,445	(2,190)	2,607,695	(127,971)	3,018,140	(130,161)
Total	$2,622,575	$(12,187)	$4,934,027	$(173,192)	$7,556,602	$(185,379)

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

During the second quarter of 2015, the Company began implementing a strategy to improve the Bank's liquidity by selling non-high-quality liquid assets and reinvesting the funds into high-quality liquid assets. At June 30, 2015, 9 securities totaling a book value of $377 million in an unrealized loss position had not yet been sold. Because the Company could no longer assert that it does not have the intent to sell these securities, the Company determined that the impairment was other-than-temporary. As a result, these securities were written down to fair value, resulting in a $1.1 million OTTI charge. The Company did not record any OTTI in earnings related to its investment securities in the first quarter of 2015 or in the three-month and six-month periods ended June 30, 2014.

Management has concluded that the remaining unrealized losses on its debt and equity securities for which it has not recognized OTTI (which was comprised of 394 individual securities at June 30, 2015) are temporary in nature since (1) they are not related to the underlying credit quality of the issuers, (2) the entire contractual principal and interest due on these securities is currently expected to be recoverable, (3) the Company does not intend to sell these investments at a loss and (4) it is more likely than not that the Company will not be required to sell the investments before recovery of the amortized cost basis, which may be at maturity. Accordingly, the Company has concluded that the impairment on these securities is not other-than-temporary.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. INVESTMENT SECURITIES (continued)

Gains (Losses) and Proceeds on Sales of Securities

Proceeds from sales of investment securities and the realized gross gains and losses from those sales are as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Proceeds from the sales of available-for-sale securities	$1,244,093	$201,768	$2,254,608	$289,881

Gross realized gains	$12,277	$9,472	$23,059	$11,416
Gross realized losses	(1,478)	(67)	(2,703)	(67)
OTTI	(1,092)	—	(1,092)	—
Net realized gains	$9,707	$9,405	$19,264	$11,349

The Company uses the specific identification method to determine the cost of the securities sold and the gain or loss recognized.

The net gain realized for the three-month period ended June 30, 2015 was primarily comprised of the sale of state and municipal securities with a book value of $116.1 million for a gain of $2.9 million, the sale of corporate debt securities with a book value of $453.9 million for a gain of $6.7 million, and the sale of ABS with a book value of $264.3 million for a gain of $1.2 million, offset by OTTI of $1.1 million. The net gain for the six-month period ended June 30, 2015 was primarily comprised of the sale of state and municipal securities with a book value of $421.5 million for a gain of $12.1 million, the sale of corporate debt securities with a book value of $453.9 million for a gain of $6.7 million, and the sale of ABS with a book value of $264.3 million for a gain of $1.2 million, offset by OTTI of $1.1 million. The net gain realized for the three-month period ended June 30, 2014 was primarily due to the sale of state and municipal securities with a book value of $89.0 million for a gain of $5.2 million, the sale of corporate debt securities with a book value of $63.2 million for a gain of $2.7 million, and the sale of MBS with a book value of $21.6 million for a gain of $1.3 million. The net gain realized for the six-month period ended June 30, 2014 was primarily comprised of the sale of state and municipal securities with a book value of $89.0 million for a gain of $5.2 million, the sale of corporate debt securities with a book value of $346.4 million for a gain of $4.6 million, and the sale of MBS with a book value of $21.6 million for a gain of $1.3 million.

Trading Securities

The Company did not hold trading securities at June 30, 2015, compared to $833.9 million held at December 31, 2014. Gains and losses on trading securities are recorded within Mortgage banking income, net, in the Company's Condensed Consolidated Statement of Operations as the Company utilized trading securities portfolio to economically hedge the MSR portfolio. The realized activity of trading gains and losses related to trading securities are as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Net gains recognized during the period on trading securities	$—	$1,488	$6,391	$1,488
Less: Net gains recognized during the period on trading securities sold during the period	—	1,735	6,391	1,735
Unrealized losses during the reporting period on trading securities still held at the reporting date	$—	$(247)	$—	$(247)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 4. INVESTMENT SECURITIES (continued)

Other Investments

Other investments at June 30, 2015 were $846.6 million, compared to $817.0 million at December 31, 2014. Other investments primarily include the Company's investment in the stock of the FHLB of Pittsburgh and the Federal Reserve Bank ("FRB") with aggregate carrying amounts of $821.7 million and $817.0 million as of June 30, 2015 and December 31, 2014, respectively. The stocks do not have readily determinable fair values because their ownership is restricted and they lack a market. The stocks can be sold back only at their par value of $100 per share and only to FHLBs or to another member institution. Accordingly, these stocks are carried at cost. During the three-month and six-month periods ended June 30, 2015, the Company purchased $90.9 million and $240.2 million of FHLB stock at par, respectively, and redeemed $98.2 million and $239.2 million of FHLB stock at par, respectively. The Company also purchased $3.7 million of FRB stock at par during the six-month period ended June 30, 2015. The Company did not purchase any FRB stock at par during the three-month period ended June 30, 2015. There was no gain or loss associated with these sales. Other investments include $24.9 million of Low Income Housing Tax Credit Investments as of June 30, 2015.

The Company evaluates these investments for impairment based on the ultimate recoverability of the carrying value, rather than by recognizing temporary declines in value.

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

Overall

The Company's loans are reported at their outstanding principal balances net of any unearned income, cumulative charge-offs, unamortized deferred fees and costs on originated loans and unamortized premiums or discounts on purchased loans. The Company maintains an allowance for credit losses ("ACL") to provide for losses inherent in its portfolios. Certain loans are pledged as collateral for borrowings, securitizations, or special purpose entities ("SPEs"). These loans totaled $55.3 billion at June 30, 2015 and $52.5 billion at December 31, 2014.

The Company engages in direct and leveraged lease financing, which totaled $1.3 billion at June 30, 2015 and $1.2 billion at December 31, 2014. Direct financing leases are recorded as the aggregate of minimum lease payments receivable plus the estimated residual value of the leased property, less unearned income. Leveraged leases, a form of direct financing leases, are recorded net of related non-recourse debt. Financing leases are included within commercial and industrial loans.

Loans that the Company has the intent to sell are classified as loans held-for-sale ("LHFS"). The LHFS portfolio balance at June 30, 2015 was $1.9 billion, compared to $260.3 million at December 31, 2014. LHFS in the residential mortgage portfolio are reported at fair value. All other LHFS are accounted for at the lower of cost or fair value. For a discussion on the valuation of LHFS at fair value, see Note 16 to the Condensed Consolidated Financial Statements.

On June 30, 2015, the Company executed a purchase and sales agreement to sell residual interests in certain SDART 2014 trusts and its retained bonds in the related 2011 and 2012 vintage SDART trusts to a third party. The Company closed on this sale on July 6, 2015. As of June 30, 2015, retail installment contracts with a recorded investment of $733.0 million associated with these trusts were classified as LHFS.

On July 29, 2015, the Company purchased $1.3 billion of performing multi-family loans from FNMA at a premium of $167.4 million. These are loans the Company previously sold with retained servicing to FNMA.

Interest income on loans is accrued based on the contractual interest rate and the principal amount outstanding, except for those loans classified as non-accrual. At June 30, 2015 and December 31, 2014, accrued interest receivable on the Company's loans was $517.5 million and $492.7 million, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Loan and Lease Portfolio Composition

The following table presents the composition of the gross loans held for investment by type of loan and by fixed and variable rates at the dates indicated:

	June 30, 2015		December 31, 2014
	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial loans held for investment:
Commercial real estate loans	$8,839,072	11.1%	$8,739,233	11.5%
Commercial and industrial loans	19,490,246	24.5%	17,092,312	22.5%
Multi-family loans	8,389,685	10.6%	8,705,890	11.5%
Other commercial(2)	2,279,872	2.9%	2,084,232	2.7%
Total commercial loans held for investment	38,998,875	49.1%	36,621,667	48.2%
Consumer loans secured by real estate:
Residential mortgages	6,427,082	8.1%	6,773,575	8.9%
Home equity loans and lines of credit	6,156,011	7.7%	6,206,980	8.2%
Total consumer loans secured by real estate	12,583,093	15.8%	12,980,555	17.1%
Consumer loans not secured by real estate:
Retail installment contracts and auto loans	23,875,978	30.0%	22,430,241	29.5%
Personal unsecured loans	2,871,155	3.6%	2,696,820	3.5%
Other consumer(3)	1,155,395	1.5%	1,303,279	1.7%
Total consumer loans	40,485,621	50.9%	39,410,895	51.8%
Total loans held for investment(1)	$79,484,496	100.0%	$76,032,562	100.0%
Total loans held for investment:
Fixed rate	$46,430,763	58.4%	$45,425,408	59.7%
Variable rate	33,053,733	41.6%	30,607,154	40.3%
Total loans held for investment(1)	$79,484,496	100.0%	$76,032,562	100.0%

(1)Total loans held for investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments. These items resulted in a net decrease in loan balances of $755.8 million as of June 30, 2015 and a net decrease in loan balances of $1.5 billion as of December 31, 2014, respectively.
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

The following table reconciles the Company's recorded investment classified by its major loan classifications to its commercial loan classifications utilized in its determination of the allowance for loan losses and other credit quality disclosures at June 30, 2015 and December 31, 2014, respectively:

Commercial Portfolio Segment(2)
Major Loan Classifications(1)	June 30, 2015	December 31, 2014
	(in thousands)
Commercial loans held for investment:
Commercial real estate:
Corporate Banking	$3,075,502	$3,218,151
Middle Markets Real Estate	4,129,585	3,743,100
Santander Real Estate Capital	1,633,985	1,777,982
Total commercial real estate	8,839,072	8,739,233
Commercial and industrial loans(3)	19,490,246	17,092,312
Multi-family loans	8,389,685	8,705,890
Other commercial	2,279,872	2,084,232
Total commercial loans held for investment	$38,998,875	$36,621,667

(1)	These represent the Company's loan categories based on the SEC's Regulation S-X, Article 9.

(2)	These represent the Company's loan classes used to determine its allowance for loan and lease losses in accordance with ASC 310-10.
(3)    Commercial and industrial loans excluded $1.0 million and $19.1 million of LHFS at June 30, 2015 and December 31, 2014, respectively.

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

Consumer Portfolio Segment(2)
Major Loan Classifications(1)	June 30, 2015	December 31, 2014
	(in thousands)
Consumer loans secured by real estate:
Residential mortgages(3)	$6,427,082	$6,773,575
Home equity loans and lines of credit	6,156,011	6,206,980
Total consumer loans secured by real estate	12,583,093	12,980,555
Consumer loans not secured by real estate:
Retail installment contracts and auto loans(4)	23,875,978	22,430,241
Personal unsecured loans	2,871,155	2,696,820
Other consumer	1,155,395	1,303,279
Total consumer loans held for investment	$40,485,621	$39,410,895

(1)	These represent the Company's loan categories based on the SEC's Regulation S-X, Article 9.

(2)	These represent the Company's loan classes used to determine its allowance for loan and lease losses in accordance with ASC 310-10.

(3)	Home mortgages exclude $364.9 million and $195.7 million of LHFS at June 30, 2015 and December 31, 2014, respectively.

(4)	Retail installment contracts and auto loans excludes $1.5 billion and $45.4 million of LHFS at June 30, 2015 and December 31, 2014, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

ACL Rollforward by Portfolio Segment
The activity in the ACL by portfolio segment for the three-month and six-month periods ended June 30, 2015 and 2014 was as follows:

	Three-Month Period Ended June 30, 2015
	Commercial	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses, beginning of period	$408,867	$2,013,074	$71,299	$2,493,240
Provision for/ (Recovery of) loan losses	29,232	962,229	293	991,754
Charge-offs	(31,811)	(891,987)	—	(923,798)
Recoveries	8,174	501,088	—	509,262
Charge-offs, net of recoveries	(23,637)	(390,899)	—	(414,536)
Allowance for loan and lease losses, end of period	$414,462	$2,584,404	$71,592	$3,070,458

Reserve for unfunded lending commitments, beginning of period	$127,641	$—	$—	$127,641
Provision for unfunded lending commitments	10,000	—	—	10,000
Loss on unfunded lending commitments	—	—	—	—
Reserve for unfunded lending commitments, end of period	137,641	—	—	137,641
Total allowance for credit losses, end of period	$552,103	$2,584,404	$71,592	$3,208,099

	Six-Month Period Ended June 30, 2015
	Commercial	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan losses, beginning of period	$396,489	$1,679,304	$33,024	$2,108,817
Provision for/ (Recovery of) loan losses	54,922	1,775,448	38,568	1,868,938
Other(1)	—	(27,117)	—	(27,117)
Charge-offs	(51,122)	(1,848,798)	—	(1,899,920)
Recoveries	14,173	1,005,567	—	1,019,740
Charge-offs, net of recoveries	(36,949)	(843,231)	—	(880,180)
Allowance for loan and lease losses, end of period	$414,462	$2,584,404	$71,592	$3,070,458

Reserve for unfunded lending commitments, beginning of period	$132,641	$—	$—	$132,641
Provision for unfunded lending commitments	5,000	—	—	5,000
Loss on unfunded lending commitments	—	—	—	—
Reserve for unfunded lending commitments, end of period	137,641	—	—	137,641
Total allowance for credit losses, end of period	$552,103	$2,584,404	$71,592	$3,208,099
Ending balance, individually evaluated for impairment(2)	$60,809	$377,237	$—	$438,046
Ending balance, collectively evaluated for impairment	353,653	2,207,167	71,592	2,632,412

Financing receivables:
Ending balance	$38,999,887	$42,370,699	$—	$81,370,586
Ending balance, evaluated under the fair value option or lower of cost or fair value	1,012	2,379,729	—	2,380,741
Ending balance, individually evaluated for impairment(2)	391,598	3,543,835	—	3,935,433
Ending balance, collectively evaluated for impairment	38,607,277	36,447,135	—	75,054,412
(1) The "Other" amount represents the impact on the allowance for loan and lease losses in connection with SCUSA classifying approximately $1.0 billion of RICs as held-for-sale during the first quarter of 2015.
(2) Consumer loans individually evaluated for impairment consists of loans in TDR status

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Three-Month Period Ended June 30, 2014
	Commercial	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan and lease losses, beginning of period	$434,160	$631,942	$44,490	$1,110,592
Provision for / (Recovery of) loan losses	(55,784)	752,307	(5,489)	691,034
Charge-offs	(22,886)	(614,818)	—	(637,704)
Recoveries	4,321	257,613	—	261,934
Charge-offs, net of recoveries	(18,565)	(357,205)	—	(375,770)
Allowance for loan and lease losses, end of period	$359,811	$1,027,044	$39,001	$1,425,856

Reserve for unfunded lending commitments, beginning of period	$180,000	$—	$—	$180,000
Provision for unfunded lending commitments	(5,000)	—	—	(5,000)
Loss on unfunded lending commitments	(4,726)			(4,726)
Reserve for unfunded lending commitments, end of period	170,274	—	—	170,274
Total allowance for credit losses, end of period	$530,085	$1,027,044	$39,001	$1,596,130

	Six-Month Period Ended June 30, 2014
	Commercial	Consumer	Unallocated	Total
	(in thousands)
Allowance for loan losses, beginning of period	$443,074	$363,647	$27,616	$834,337
Provision for / (Recovery of) loan losses	(40,496)	1,095,475	11,385	1,066,364
Charge-offs	(52,477)	(762,567)	—	(815,044)
Recoveries	9,710	330,489	—	340,199
Charge-offs, net of recoveries	(42,767)	(432,078)	—	(474,845)
Allowance for loan losses, end of period	$359,811	$1,027,044	$39,001	$1,425,856

Reserve for unfunded lending commitments, beginning of period	$220,000	$—	$—	$220,000
Provision for unfunded lending commitments	(45,000)	—	—	(45,000)
Loss on unfunded lending commitments	(4,726)	—	—	(4,726)
Reserve for unfunded lending commitments, end of period	170,274	—	—	170,274
Total allowance for credit losses, end of period	$530,085	$1,027,044	$39,001	$1,596,130
Ending balance, individually evaluated for impairment(2)	$75,050	$185,607	$—	$260,657
Ending balance, collectively evaluated for impairment	284,761	841,437	39,001	1,165,199

Financing receivables:
Ending balance	$35,054,313	$40,873,982	$—	$75,928,295
Ending balance, evaluated under the fair value option or lower of cost or fair value(1)	52,320	1,511,159	—	1,563,479
Ending balance, individually evaluated for impairment(2)	425,372	1,013,536	—	1,438,908
Ending balance, collectively evaluated for impairment	34,576,621	38,349,287	—	72,925,908

(1)	Represents LHFS and those loans for which the Company has elected the FVO

(2)	Consumer loans individually evaluated for impairment consists of loans in TDR status

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Non-accrual loans by Class of Financing Receivable

The recorded investment in non-accrual loans disaggregated by class of financing receivables is summarized as follows:

	June 30, 2015	December 31, 2014
	(in thousands)
Non-accrual loans:
Commercial:
Commercial real estate:
Corporate banking	$65,661	$90,579
Middle market commercial real estate	40,152	71,398
Santander real estate capital	4,983	5,803
Commercial and industrial	63,237	54,658
Multi-family	1,459	9,639
Other commercial	3,349	4,136
Total commercial loans	178,841	236,213
Consumer:
Residential mortgages	197,605	231,316
Home equity loans and lines of credit	132,926	142,026
Retail installment contracts and auto loans	851,326	960,293
Personal unsecured loans	9,605	14,007
Other consumer	25,174	12,654
Total consumer loans	1,216,636	1,360,296
Total non-accrual loans	1,395,477	1,596,509

Other real estate owned ("OREO")	37,840	65,051
Repossessed vehicles	133,412	136,136
Other repossessed assets	78	11,375
Total OREO and other repossessed assets	171,330	212,562
Total non-performing assets	$1,566,807	$1,809,071

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Age Analysis of Past Due Loans

The age of recorded investments in past due loans and accruing loans greater than 90 days past due disaggregated by class of financing receivables is summarized as follows:

	As of June 30, 2015
	30-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables(1)	Recorded Investment > 90 Days and Accruing
	(in thousands)
Commercial:
Commercial real estate:
Corporate banking	$25,226	$26,424	$51,650	$3,023,852	$3,075,502	$—
Middle market commercial real estate	7,425	22,409	29,834	4,099,751	4,129,585	—
Santander real estate capital	—	2,092	2,092	1,631,893	1,633,985	—
Commercial and industrial	30,781	25,139	55,920	19,435,338	19,491,258	—
Multi-family	975	703	1,678	8,388,007	8,389,685	—
Other commercial	8,455	2,082	10,537	2,269,335	2,279,872	—
Consumer:
Residential mortgages	138,107	165,684	303,791	6,488,201	6,791,992	—
Home equity loans and lines of credit	31,067	84,219	115,286	6,040,725	6,156,011	—
Retail installment contracts and auto loans	2,820,781	217,357	3,038,138	22,358,008	25,396,146	—
Personal unsecured loans	106,217	117,712	223,929	2,647,226	2,871,155	104,590
Other consumer	37,571	36,709	74,280	1,081,115	1,155,395	—
Total	$3,206,605	$700,530	$3,907,135	$77,463,451	$81,370,586	$104,590

(1)	Financing receivables include LHFS.

	As of December 31, 2014
	30-89 Days Past Due	Greater Than 90 Days	Total Past Due	Current	Total Financing Receivables(1)	Recorded Investment > 90 Days and Accruing
	(in thousands)
Commercial:
Commercial real estate:
Corporate banking	$18,363	$37,708	$56,071	$3,162,080	$3,218,151	$—
Middle market commercial real estate	3,179	33,604	36,783	3,706,317	3,743,100	—
Santander real estate capital	4,329	2,115	6,444	1,771,538	1,777,982	—
Commercial and industrial	27,071	23,469	50,540	17,060,866	17,111,406	—
Multi-family	13,810	5,512	19,322	8,686,568	8,705,890	—
Other commercial	5,054	1,245	6,299	2,077,933	2,084,232	—
Consumer:
Residential mortgages	165,270	200,818	366,088	6,603,221	6,969,309	—
Home equity loans and lines of credit	36,074	86,749	122,823	6,084,157	6,206,980	—
Retail installment contracts and auto loans	3,046,943	259,534	3,306,477	19,169,188	22,475,665	—
Personal unsecured loans	92,905	111,917	204,822	2,491,998	2,696,820	93,152
Other consumer	47,696	30,653	78,349	1,224,930	1,303,279	—
Total	$3,460,694	$793,324	$4,254,018	$72,038,796	$76,292,814	$93,152

(1)	Financing receivables include LHFS.

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

	June 30, 2015
	Recorded Investment(1)	Unpaid Principal Balance	Related Specific Reserves	Average Recorded Investment
	(in thousands)
With no related allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	$35,389	$38,240	$—	$36,562
Middle market commercial real estate	106,324	151,272	—	117,058
Santander real estate capital	2,891	2,891	—	2,937
Commercial and industrial	3,026	4,626	—	4,526
Multi-family	4,567	5,606	—	13,530
Other commercial	—	—	—	44
Consumer:
Residential mortgages	20,375	20,375	—	21,892
Home equity loans and lines of credit	24,086	24,086	—	25,658
Retail installment contracts and auto loans	332,961	399,579	—	240,654
Personal unsecured loans	98	98	—	345
Other consumer	5,295	5,295	—	5,448
With an allowance recorded:
Commercial:
Commercial real estate:
Corporate banking	38,218	46,870	11,805	49,084
Middle market commercial real estate	37,953	43,874	10,878	49,026
Santander real estate capital	2,092	3,324	315	2,985
Commercial and industrial	84,820	96,057	37,231	75,503
Multi-family	444	449	87	3,212
Other commercial	1,269	1,385	493	1,601
Consumer:
Residential mortgages	138,705	163,399	29,058	134,759
Home equity loans and lines of credit	63,190	73,527	4,967	61,661
Retail installment contracts and auto loans	3,256,884	3,618,706	331,869	2,530,945
Personal unsecured loans	18,994	19,301	7,446	17,735
Other consumer	16,208	22,284	3,897	16,252
Total:
Commercial	$316,993	$394,594	$60,809	$356,068
Consumer	3,876,796	4,346,650	377,237	3,055,349
Total	$4,193,789	$4,741,244	$438,046	$3,411,417

(1)	Recorded investment includes deferred loan fees, net of deferred origination costs and unamortized purchase premiums, net of discounts as well as purchase accounting adjustments.

The Company recognized interest income of $65.0 million for the six-month period ended June 30, 2015 on approximately $3.6 billion of TDRs that were returned to performing status as of June 30, 2015.

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

Commercial loan credit quality indicators by class of financing receivables are summarized as follows:

	Commercial Real Estate
June 30, 2015	Corporate banking	Middle market commercial real estate	Santander real estate capital	Commercial and industrial	Multi-family	Remaining commercial	Total(1)
	(in thousands)
Regulatory Rating:
Pass	$2,762,982	$3,883,108	$1,454,185	$18,707,232	$8,200,059	$2,255,026	$37,262,592
Special Mention	93,856	67,801	122,346	402,148	153,400	14,420	853,971
Substandard	205,509	154,604	55,362	354,190	35,784	10,050	815,499
Doubtful	13,155	24,072	2,092	27,688	442	376	67,825
Total commercial loans	$3,075,502	$4,129,585	$1,633,985	$19,491,258	$8,389,685	$2,279,872	$38,999,887

(1)	Financing receivables include LHFS.

	Commercial Real Estate
December 31, 2014	Corporate banking	Middle market commercial real estate	Santander real estate capital	Commercial and industrial	Multi-family	Remaining commercial	Total(1)
	(in thousands)
Regulatory Rating:
Pass	$2,910,957	$3,472,448	$1,564,983	$16,495,319	$8,533,427	$2,064,947	$35,042,081
Special Mention	83,122	61,166	133,950	237,331	131,677	8,475	655,721
Substandard	192,911	174,882	76,232	358,782	40,355	10,311	853,473
Doubtful	31,161	34,604	2,817	19,974	431	499	89,486
Total commercial loans	$3,218,151	$3,743,100	$1,777,982	$17,111,406	$8,705,890	$2,084,232	$36,640,761

(1)	Financing receivables include LHFS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Lending Asset Quality Indicators-Credit Score

Consumer financing receivables for which credit score is a core component of the allowance model are summarized by credit score as follows:

June 30, 2015
Credit Score Range(2)	Retail installment contracts and auto loans(3)	Percent	Personal unsecured loans balance	Percent
	(dollars in thousands)
<600	$12,932,552	50.9%	$481,925	16.8%
600-639	4,084,093	16.1%	468,781	16.3%
640-679	2,926,115	11.5%	1,239,861	43.2%
N/A(1)	5,453,386	21.5%	680,588	23.7%
Total	$25,396,146	100.0%	$2,871,155	100.0%

(1)	Consists primarily of loans for which credit scores are not considered in the ALLL model.

(2)	Credit scores updated quarterly.

(3)	Includes LHFS.

December 31, 2014
Credit Score Range(2)	Retail installment contracts and auto loans(3)	Percent	Personal unsecured loans balance	Percent
	(dollars in thousands)
<600	$11,731,114	52.2%	$479,537	17.8%
600-639	4,071,918	18.1%	440,476	16.3%
640-679	4,066,539	18.1%	1,135,068	42.1%
N/A(1)	2,606,094	11.6%	641,739	23.8%
Total	$22,475,665	100.0%	$2,696,820	100.0%

(1)	Consists primarily of loans for which credit scores are not considered in the ALLL model.

(2)	Credit scores updated quarterly.

(3)	Includes LHFS.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Consumer Lending Asset Quality Indicators-FICO and Combined Loan-to-Value ("CLTV")

Residential mortgage and home equity financing receivables by CLTV range are summarized as follows:

	Residential Mortgages
June 30, 2015	N/A	LTV<=70%	70.01-80%	80.01-90%	90.01-100%	100.01-110%	LTV>110%	Grand Total
	(dollars in thousands)
N/A	$619,630	$11,719	$631	$—	$—	$—	$—	$631,980
<600	137	237,182	82,860	35,610	17,865	11,683	14,151	399,488
600-639	1	161,070	50,003	28,077	15,674	7,980	9,199	272,004
640-679	243	254,811	88,402	39,717	28,994	10,258	16,622	439,047
680-719	48	466,758	185,590	65,057	44,445	12,188	29,810	803,896
720-759	342	691,596	321,403	80,412	50,779	15,771	26,807	1,187,110
>=760	87	2,055,248	750,750	131,467	68,150	24,037	28,728	3,058,467
Grand Total	$620,488	$3,878,384	$1,479,639	$380,340	$225,907	$81,917	$125,317	$6,791,992

	Home Equity Loans and Lines of Credit
June 30, 2015	N/A	LTV<=70%	70.01-90%	90.01-110%	LTV>110%	Grand Total
	(dollars in thousands)
N/A	$198,575	$1,221	$252	$—	$—	$200,048
<600	14,045	148,816	84,063	25,500	23,446	295,870
600-639	8,706	142,958	85,387	22,383	16,711	276,145
640-679	11,746	250,885	174,651	39,317	28,918	505,517
680-719	14,864	435,088	312,302	54,327	32,854	849,435
720-759	13,558	619,147	430,480	79,189	48,342	1,190,716
>=760	30,142	1,584,597	1,000,983	141,160	81,398	2,838,280
Grand Total	$291,636	$3,182,712	$2,088,118	$361,876	$231,669	$6,156,011

	Residential Mortgages
December 31, 2014	N/A	LTV<=70%	70.01-80%	80.01-90%	90.01-100%	100.01-110%	LTV>110%	Grand Total
	(dollars in thousands)
N/A	$437,215	$14,801	$643	$8,676	$14,934	$—	$—	$476,269
<600	94	279,197	91,037	41,341	17,271	15,017	16,327	460,284
600-639	200	154,557	50,238	25,861	13,218	6,337	13,446	263,857
640-679	—	303,319	87,055	40,863	26,618	11,456	19,530	488,841
680-719	25	528,979	161,023	66,898	40,456	11,503	34,473	843,357
720-759	314	758,315	271,983	80,077	42,872	16,344	39,927	1,209,832
>=760	124	2,328,907	633,004	132,640	60,434	29,738	42,022	3,226,869
Grand Total	$437,972	$4,368,075	$1,294,983	$396,356	$215,803	$90,395	$165,725	$6,969,309

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Home Equity Loans and Lines of Credit
December 31, 2014	N/A	LTV<=70%	70.01-90%	90.01-110%	LTV>110%	Grand Total
	(dollars in thousands)
N/A	$213,289	$2,265	$863	$336	$148	$216,901
<600	13,543	158,712	69,381	24,069	20,989	286,694
600-639	9,748	154,887	76,431	23,410	14,118	278,594
640-679	14,717	279,397	157,214	38,057	25,117	514,502
680-719	15,984	488,982	272,083	56,560	33,714	867,323
720-759	15,643	672,971	381,828	64,993	45,810	1,181,245
>=760	36,962	1,736,574	885,774	125,773	76,638	2,861,721
Grand Total	$319,886	$3,493,788	$1,843,574	$333,198	$216,534	$6,206,980

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

Troubled Debt Restructurings

The following table summarizes the Company’s performing and non-performing TDRs at the dates indicated:

	June 30, 2015	December 31, 2014
	(in thousands)
Performing	$3,605,191	$2,117,789
Non-performing	499,497	377,239
Total	$4,104,688	$2,495,028

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

Financial Impact and TDRs by Concession Type
The following tables detail the activity of TDRs for the three-month and six-month periods ended June 30, 2015 and June 30, 2014, respectively:

	Three-Month Period Ended June 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate Banking	12	$18,597	$17,447
Commercial and industrial	115	3,555	3,858
Consumer:
Residential mortgages(3)	43	6,583	6,872
Home equity loans and lines of credit	22	1,567	1,750
Retail installment contracts and auto loans	75,376	1,051,825	1,104,040
Personal unsecured loans	4,691	5,486	5,459
Other consumer	2	236	236
Total	80,261	$1,087,849	$1,139,662

	Six-Month Period Ended June 30, 2015
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate Banking	14	$20,045	$18,886
Middle market commercial real estate	1	14,439	14,439
Commercial and industrial	214	15,032	12,306
Consumer:
Residential mortgages(3)	89	14,171	14,737
Home equity loans and lines of credit	61	4,694	5,288
Retail installment contracts and auto loans	155,936	2,242,097	2,235,458
Personal unsecured loans	9,159	10,880	10,815
Other consumer	17	1,131	1,156
Total	165,491	$2,322,489	$2,313,085

(1)	Pre-modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred.

(2)	Post-modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred.

(3)	The post-modification outstanding recorded investment amounts for residential mortgages exclude interest reserves.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

	Three-Month Period Ended June 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate banking	7	$30,961	$30,328
Middle markets commercial real estate	3	9,939	6,828
Other commercial	2	549	527
Consumer:
Residential mortgages(3)	78	10,922	11,396
Home equity loans and lines of credit	28	2,893	2,893
Retail installment contracts and auto loans (4)	20,555	265,734	217,460
Personal unsecured loans(6)	4,889	5,334	5,145
Other consumer	4	371	371
Total	25,566	$326,703	$274,948

	Six-Month Period Ended June 30, 2014
	Number of Contracts	Pre-Modification Outstanding Recorded Investment(1)	Post-Modification Outstanding Recorded Investment(2)
	(dollars in thousands)
Commercial:
Commercial real estate:
Corporate banking	21	$53,278	$52,041
Middle markets commercial real estate	3	9,939	6,828
Other commercial	3	1,046	1,027
Consumer:
Residential mortgages	157	28,733	29,066
Home equity loans and lines of credit	54	5,178	5,178
Retail installment contracts and auto loans(5)	34,614	418,867	341,077
Personal unsecured loans(6)	4,889	5,334	5,145
Other consumer	5	412	413
Total	39,746	$522,787	$440,775

(1)	Pre-modification outstanding recorded investment amount is the month-end balance prior to the month the modification occurred.

(2)	Post-modification outstanding recorded investment amount is the month-end balance for the month that the modification occurred.

(3)	The post-modification outstanding recorded investment amounts for residential mortgages exclude interest reserves.

(4)
The number of Retail installment contracts that were modified decreased by 35,504 contracts with a corresponding decrease of $646.1 million to the Pre-modification outstanding recorded investment and a decrease of $636.1 million to the Post-modification Outstanding Recorded Investment to correct the TDR activity that occurred during the three-month period ended June 30, 2014.

(5)
The number of Retail installment contracts that were modified decreased by 34,159 contracts with a corresponding decrease of $622.2 million to the Pre-modification outstanding recorded investment and a decrease of $639.4 million to the post-modification outstanding recorded investment to correct the TDR activity that occurred during the six-month period ended June 30, 2014.

(6)
The number of Personal unsecured loans that were modified decreased by 19,358 contracts with a corresponding decrease of $9.5 million to the Pre-modification outstanding recorded investment and a decrease of $9.6 million to the post-modification outstanding recorded investment to correct the TDR activity that occurred during the three and six-month periods ended June 30, 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

TDRs Which Have Subsequently Defaulted

A TDR is generally considered to have subsequently defaulted if after modification the loan becomes 90 days past due. For retail installment contracts, a TDR is considered to have subsequently defaulted after modification at the earlier of the date of repossession or 120 days past due. The following table details TDRs that became TDRs during the past twelve-month period and have subsequently defaulted during the three-month and six-month periods ended June 30, 2015 and June 30, 2014, respectively.

	Three-Month Period Ended June 30,				Six-Month Period Ended June 30,
	2015		2014		2015		2014
	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)	Number of Contracts	Recorded Investment(1)
	(dollars in thousands)
Commercial
Commercial and industrial	7	$242	—	$—	17	$518	—	$—
Consumer:
Residential mortgages	5	890	9	779	13	1,820	21	2,694
Home equity loans and lines of credit	6	674	2	312	11	937	2	312
Retail installment contracts and auto loans(2)	14,577	166,665	592	4,686	27,932	296,955	779	6,429
Unsecured loans(3)	1,174	1,259	270	304	2,551	2,670	270	304
Other consumer	—	—			2	244	—	—
Total	15,769	$169,730	873	$6,081	30,526	$303,144	1,072	$9,739

(1)	The recorded investment represents the period-end balance at June 30, 2015 and 2014. Does not include Chapter 7 bankruptcy TDRs.

(2)
The number of Retail installment contracts TDRs that subsequently defaulted decreased by 196 and 9 contracts, respectively, with an associated decrease in the recorded investment of $4.7 million and $3.0 million, respectively, to correct the subsequently defaulted TDR activity for the three-month and six-month periods ended June 30, 2014.

(3)
The number of Unsecured loan contract TDRs that subsequently defaulted increased by 269 contracts, with an associated increase in the recorded investment of $0.3 million to correct the subsequently defaulted TDR activity for the three and six-month periods ended June 30, 2014.

NOTE 6. LEASED VEHICLES, NET

The Company has operating leases which are included in the Company's condensed consolidated balance sheets as leased vehicles, net. The leased vehicle portfolio consists primarily of leases originated under a ten-year private label financing agreement signed by SCUSA with the Chrysler Group LLC (the "Chrysler Group") to be a preferred lender (the "Chrysler Agreement").

Leased vehicles, net consisted of the following as of June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(in thousands)
Leased vehicles	$9,517,293	$8,314,356
Origination fees and other costs	28,614	20,628
Manufacturer subvention payments	(933,981)	(839,150)
	8,611,926	7,495,834
Less: accumulated depreciation	(1,299,499)	(857,719)
Total Leased Vehicles, net	$7,312,427	$6,638,115

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6. LEASED VEHICLES, NET (continued)

For the three-month and six-month periods ended June 30, 2015, the Company, through its subsidiary, SCUSA, executed bulk sales of leases originated under the Chrysler Capital program with depreciated net capitalized costs of $755.6 million and $1.3 billion, respectively, and net book value of $666.3 million and $1.2 billion, respectively, to a third party. The bulk sales agreements included certain provisions whereby SCUSA agreed to share in residual losses for lease terminations with losses over a specific percentage threshold. SCUSA retained servicing on the sold leases. Due to the accelerated depreciation permitted for tax purposes, these sales generated large taxable gains that SCUSA has deferred through a qualified like-kind exchange program. In order to qualify for this deferral, the proceeds from the sales (along with the proceeds from recent lease terminations for which SCUSA also intends to defer the taxable gain) are held in a qualified exchange account, which is classified as restricted cash, until reinvested in new lease originations.

The following summarizes the future minimum rental payments due to the Company as lessor under operating leases as of June 30, 2015 (in thousands):

Remainder of 2015	$644,384
2016	1,165,375
2017	664,791
2018	134,649
2019	426
Thereafter	33
Total	$2,609,658

NOTE 7. VARIABLE INTEREST ENTITIES

The Company, through SCUSA, transfers retail installment contracts and leases into newly-formed Trusts that then issue one or more classes of notes payable backed by collateral. The Company’s continuing involvement with the Trusts is in the form of servicing assets held by the Trusts and, except for the Chrysler Capital securitizations, through holding residual interests in the Trusts. These transactions are structured without recourse. The Trusts are considered VIEs under GAAP and, except for the securitizations associated with Chrysler Capital, are consolidated because the Company has: (a) power over the significant activities of the entity as servicer of its financial assets and (b) residual interest and, in some cases of debt securities held by the Company, an obligation to absorb losses or the right to receive benefits from the VIE which are potentially significant to the VIE. The Company did not retain any debt or equity interests in the Chrysler Capital securitizations, and recorded these transactions as sales of the associated retail installment contracts.

Revolving credit facilities generally also utilize Trusts that are considered VIEs. Borrowings under credit facilities and securitization notes payable of the consolidated Trusts remain on the Company's Condensed Consolidated Balance Sheets. The Company recognizes finance charges and fee income on the retail installment contracts and leased vehicles and interest expense on the debt, and records a provision for loan losses to cover probable inherent losses on the contracts. All of the Trusts are separate legal entities and the collateral and other assets held by these subsidiaries are owned by them and not available to other creditors.

SCUSA also uses a titling trust to originate and hold its leased vehicles and the associated leases, in order to facilitate the pledging of leases to financing facilities or the sale of leases to other parties without incurring the costs and administrative burden of retitling the lease vehicles. This titling trust is considered a VIE.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. VARIABLE INTEREST ENTITIES (continued)

On-balance sheet variable interest entities

The following table summarizes the assets and liabilities related to the above mentioned VIEs that are included in the Company's Condensed Consolidated Financial Statements as of the date indicated:

	June 30, 2015	December 31, 2014
	(in thousands)
Restricted cash	$1,977,229	$1,626,257
Loans(1)	23,513,241	19,911,676
Leased vehicles, net	5,189,904	4,862,783
Various other assets	586,420	1,301,591
Notes payable	31,099,575	27,867,494
Various other liabilities	8,980	—
(1) Includes $1.5 billion of Retail Installment Contracts held for sale at June 30, 2015

The Company retains servicing responsibility for receivables transferred to the Trusts and receives a monthly servicing fee on the outstanding principal balance. Supplemental fees, such as late charges, for servicing the receivables are reflected in fees, commissions and other income. As of June 30, 2015 and December 31, 2014, the Company was servicing $26.3 billion and $23.2 billion, respectively, of retail installment contracts that have been transferred to consolidated Trusts. The remainder of the Company’s retail installment contracts remains unpledged.

Below is a summary of the cash flows received from the Trusts for the period indicated:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,	Period from January 28, 2014 to June 30,
	2015	2014	2015	2014
	(in thousands)
Receivables securitized	$5,255,516	$5,051,048	$9,237,371	$6,625,132

Net proceeds from new securitizations	4,426,263	4,707,336	7,487,125	5,945,538
Cash received for servicing fees	172,854	153,514	332,656	255,630
Cash received upon release from reserved and restricted cash accounts	—	60	—	225
Net distributions from Trusts	416,201	384,093	716,688	625,344
Total cash received from securitization trusts	$5,015,318	$5,245,003	$8,536,469	$6,826,737

Off-balance sheet variable interest entities

The Company has completed sales to VIEs that met sale accounting treatment in accordance with the applicable guidance. Due to the nature, purpose, and activity of the transactions, the Company determined for consolidation purposes that it either does not hold potentially significant variable interests or is not the primary beneficiary as a result of the Company's limited further involvement with the financial assets. For such transactions, the transferred financial assets are removed from the Company's condensed consolidated balance sheets. In certain situations, the Company remains the servicer of the financial assets and receives servicing fees that represent adequate compensation. The Company also recognizes a gain or loss in the amount of the difference between the cash proceeds and carrying value of the assets sold.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7. VARIABLE INTEREST ENTITIES (continued)

During the three and six month periods ended June 30, 2015, the Company sold $768.6 million of gross retail installment contracts in an off-balance sheet securitization. For the period from January 28, 2014 to June 30, 2014, the Company sold $774.2 million of gross retail installment contracts in off-balance sheet securitizations. During the three months ended June 30, 2014, the Company did not execute any off-balance sheet securitizations.

As of June 30, 2015 and December 31, 2014, the Company was servicing $2.4 billion and $2.2 billion, respectively, of gross retail installment contracts that have been sold in the off-balance sheet Chrysler Capital securitizations. Other than repurchases of sold assets due to standard representations and warranties, the Company has no exposure to loss as a result of its involvement with these VIEs.

A summary of the cash flows received from the off-balance Trusts for the periods indicated are as follows:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,	Period from January 28, 2014 to June 30,
	2015	2014	2015	2014
	(in thousands)
Receivables securitized	$768,561	$—	$768,561	$774,183

Net proceeds from new securitizations	$785,983	$—	$785,983	$765,327
Cash received for servicing fees	6,319	4,184	11,623	6,972
Total cash received from securitization trusts	$792,302	$4,184	$797,606	$772,299

NOTE 8. GOODWILL AND OTHER INTANGIBLES

Goodwill

The following table presents activity in the Company's goodwill by its reportable segments for the six-month period ended June 30, 2015:

	Retail Banking	Auto Finance & Alliances	Real Estate and Commercial Banking	Global Banking & Markets and Large Corporate	SCUSA	Total
	(in thousands)
Goodwill at December 31, 2014	$1,815,729	$71,522	$1,406,048	$131,130	$5,467,582	$8,892,011
Additions / disposals during the period	—	—	—	—	—	—
Goodwill at June 30, 2015	$1,815,729	$71,522	$1,406,048	$131,130	$5,467,582	$8,892,011

The Company evaluates goodwill for impairment at least annually, or more frequently as required by events and circumstances. For the purposes of testing goodwill for impairment, goodwill is assigned to reporting units, which are operating segments or one level below an operating segment, as of the acquisition date. The fair value of the Company's reporting unit is determined by using discounted cash flow ("DCF") and market comparability methodologies.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8. GOODWILL AND OTHER INTANGIBLES (continued)

Other Intangible Assets
The following table details amounts related to the Company's finite-lived and indefinite-lived intangible assets for the dates indicated.

	June 30, 2015		December 31, 2014
	Net Carrying Amount	Accumulated Amortization	Net Carrying Amount	Accumulated Amortization
	(in thousands)
Intangibles subject to amortization:
Dealer networks	$524,446	$(55,554)	$544,054	$(35,946)
Chrysler Relationship	117,500	(21,250)	125,000	(13,750)
Core deposit intangibles	3,355	(292,487)	7,779	(288,063)
Other intangibles	7,043	(22,866)	8,655	(21,253)
Total intangibles subject to amortization	652,344	(392,157)	685,488	(359,012)
Intangibles not subject to amortization:
Trade name	50,000	—	50,000	—
Total Intangibles	$702,344	$(392,157)	$735,488	$(359,012)

Amortization expense on intangible assets for the three-month and six-month periods ended June 30, 2015 was $16.3 million and $33.1 million, respectively, compared to $20.9 million and $32.9 million for the corresponding periods in 2014.

The estimated aggregate amortization expense related to intangibles for each of the five succeeding calendar years ending December 31 is:

Year	Calendar Year Amount	Recorded To Date	Remaining Amount To Record
	(in thousands)
2015	$64,432	$33,144	$31,288
2016	57,163	—	57,163
2017	55,055	—	55,055
2018	54,702	—	54,702
2019	54,501	—	54,501
Thereafter	399,635	—	399,635

NOTE 9. OTHER ASSETS

The following is a detail of items that comprise other assets at June 30, 2015 and December 31, 2014:

	June 30, 2015	December 31, 2014
	(in thousands)
Income tax receivables	$675,162	$936,365
Derivative assets at fair value	391,300	366,061
Other repossessed assets	133,490	137,201
MSRs, at fair value	157,147	145,047
Prepaid expenses	144,995	159,250
OREO	37,840	65,051
Miscellaneous assets and receivables	427,209	1,051,146
Total other assets	$1,967,143	$2,860,121

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9. OTHER ASSETS (continued)

Refer to Note 11 to the Condensed Consolidated Financial Statements for further details about derivative assets.

Other repossessed assets primarily consist of SCUSA's vehicle inventory which is obtained through repossession. OREO consists primarily of the Bank's foreclosed properties.

Miscellaneous assets and receivables includes, but is not limited to, subvention receivables in connection with the Chrysler Agreement, investment and capital market receivables, and unapplied payments.

Mortgage Servicing Rights

The Company maintains an MSR asset for sold residential real estate loans serviced for others. At June 30, 2015 and December 31, 2014, the balance of these loans serviced for others was $15.8 billion and $15.9 billion, respectively. The Company accounts for residential MSRs using the FVO. Changes in fair value are recorded through the Condensed Consolidated Statements of Operations. The fair value of the MSRs at June 30, 2015 and December 31, 2014 was $157.1 million and $145.0 million, respectively. See further discussion on the valuation of the MSRs in Note 16. As deemed appropriate, the Company economically hedges MSRs using interest rate swaps and forward contracts to purchase MBS. See further discussion on these derivative activities in Note 11 to these Condensed Consolidated Financial Statements.

For the three-month and six-month periods ended June 30, 2015, the Company recorded net increases in the fair value of MSRs totaling $21.2 million and 14.2 million, respectively, compared to $(6.9) million and $(11.4) million for the corresponding periods of 2014. The MSR asset fair value increase during the second quarter of 2015 was primarily the result of increased projected interest rates.

The following table presents a summary of activity included in Mortgage Banking Income, net in the Condensed Consolidated Statements of Operations for the Company’s residential MSRs.

	Six-Month Period Ended
	June 30, 2015	June 30, 2014
	(in thousands)
Fair value at beginning of period	$145,047	$141,787
Mortgage servicing assets recognized	11,329	4,003
Principal reductions	(13,450)	(10,320)
Change in fair value due to valuation assumptions	14,221	(11,352)
Fair value at end of period	$157,147	$124,118

Multi-family

Historically, the Company originated and sold multi-family loans in the secondary market to FNMA while retaining servicing. The Company has not sold multi-family loans to FNMA since 2009. At June 30, 2015 and December 31, 2014, the Company serviced $2.1 billion and $2.6 billion, respectively, of loans for FNMA. The servicing asset related to these portfolios was previously fully amortized.

On July 29, 2015, the Company purchased $1.3 billion of performing multi-family loans from FNMA at a premium of $167.4 million. These are loans the Company previously sold, with retained servicing to FNMA.

Fee income and gain/loss on sale of mortgage loans

Included in Mortgage banking income, net on the Condensed Consolidated Statement of Operations was mortgage servicing fee income of $11.3 million and $22.5 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to $10.4 million and $21.3 million for the corresponding periods ended June 30, 2014. The Company had gains on sales of mortgage loans of $17.4 million and $23.6 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to gains of $10.7 million and $13.9 million for the corresponding periods ended June 30, 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. BORROWINGS

Total borrowings and other debt obligations at June 30, 2015 were $44.5 billion, compared to $39.7 billion at December 31, 2014. The Company's debt agreements impose certain limitations on dividends and other payments and transactions. The Company is currently in compliance with these limitations.

Periodically, as part of the Company's wholesale funding management, it opportunistically repurchases outstanding borrowings in the open market and subsequently retires the obligations. The Company did not repurchase any outstanding borrowings during the six-month period ended June 30, 2015. During the six-month period ended June 30, 2014, the Company repurchased $0.6 million of outstanding borrowings in the open market.

On January 12, 2015, the Bank completed the offer and sale of $750.0 million in aggregate principal amount of its 2.00% Senior Notes due 2018 and $250.0 million in aggregate principal amount of its Senior Floating Rate Notes due 2018. On April 17, 2015, the Company completed the public offer and sale of $1.0 billion in aggregate principal amount of 2.650% Senior Notes due 2020.

On July 17, 2015, the Company completed the public offer and sale of $1.1 billion aggregate principal amount of 4.500% Senior Notes due 2025.

The following table presents information regarding the holding company's borrowings and other debt obligations at the dates indicated:

	June 30, 2015		December 31, 2014
	Balance	Effective Rate	Balance	Effective Rate
	(in thousands)
3.00% senior notes, due September 2015	$599,859	3.28%	$599,556	3.28%
4.625% senior notes, due April 2016	475,411	4.85%	475,034	4.85%
3.45% senior notes, due August 2018	499,407	3.62%	499,318	3.62%
2.65% senior notes, due April 2020	996,144	2.81%	—	—%
Junior subordinated debentures - Capital Trust VI, due June 2036	70,262	7.91%	70,262	7.91%
Common securities - Capital Trust VI	10,000	7.91%	10,000	7.91%
Junior subordinated debentures - Capital Trust IX, due July 2036	150,000	2.07%	150,000	2.03%
Common securities - Capital Trust IX	4,640	2.07%	4,640	2.03%
Total holding company borrowings and other debt obligations	$2,805,723	3.51%	$1,808,810	3.88%

The following table presents information regarding the Bank's borrowings and other debt obligations at the dates indicated:

	June 30, 2015		December 31, 2014
	Balance	Effective Rate	Balance	Effective Rate
	(in thousands)
2.00% senior notes, due January 2018	$747,736	2.27%	$—	—%
Senior notes, due January 2018(1)	250,000	1.31%	—	—%
8.750% subordinated debentures, due May 2018	498,189	8.91%	497,924	8.91%
FHLB advances, maturing through August 2018	9,420,000	1.87%	9,455,000	2.06%
Subordinated term loan, due February 2019	136,412	6.03%	142,451	6.00%
REIT (2) preferred, due May 2020	154,171	13.57%	153,417	13.64%
Subordinated term loan, due August 2022	33,230	7.81%	34,104	7.77%
Total Bank borrowings and other debt obligations	$11,239,738	2.42%	$10,282,896	2.64%
(1) These notes will bear interest at a rate equal to the three-month London Interbank Offered Rate ("LIBOR") plus 93 basis points per annum.
(2) Real estate investment trust ("REIT")

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10. BORROWINGS (continued)

Revolving Credit Facilities

The following tables present information regarding SCUSA's credit facilities as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Balance	Effective Rate	Assets Pledged	Restricted Cash Pledged
	(in thousands)
Warehouse line, maturing on various dates(1)	$794,139	1.31%	$1,180,412	$31,154
Warehouse line, due September 2015(2)	101,480	2.52%	160,197	3,249
Warehouse line, due June 2016	343,021	1.17%	515,668	—
Warehouse line, due June 2016(3)	1,612,229	1.13%	2,351,770	61,775
Warehouse line, due October 2016(2)	41,087	4.60%	63,529	2,635
Warehouse line, due November 2016(4)	175,000	1.74%	—	6,625
Warehouse line, due November 2016(4)	250,000	1.73%	—	1,486
Warehouse line, due December 2016	1,230,177	1.17%	1,812,763	48,238
Warehouse line, due March 2017	588,599	0.94%	885,384	15,324
Repurchase facility, due December 2015(5)	876,605	1.76%	—	41,369
Line of credit with related party, due December 2016(6)	500,000	2.49%	—	—
Line of credit with related party, due December 2016(6)	1,750,000	2.40%	—	—
Line of credit with related party, due December 2018(6)	1,710,000	2.82%	—	—
Total SCUSA revolving credit facilities	$9,972,337	1.83%	$6,969,723	$211,855

(1) Half of the outstanding balance on this facility matures in March 2016 and half matures in March 2017.
(2) These lines are held exclusively for personal term loans.
(3) This line is held exclusively for Chrysler Capital retail loan and lease financing. On August 7, 2015, this facility was amended into two facilities, one with a $1.3 billion commitment for retail loan funding and the other with a $2.9 billion commitment for lease funding. Both facilities have a maturity date of August 2017.
(4) These lines are collateralized by residuals retained by SCUSA.
(5) The repurchase facility is collateralized by securitization notes payable retained by SCUSA. No portion of this facility is unsecured. This facility has rolling 30-day and 90-day maturities.
(6) These lines are also collateralized by securitization notes payable and residuals retained by SCUSA. As of June 30, 2015, $2.8 billion of the aggregate outstanding balances on these credit facilities was unsecured.

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

(1) Half of the outstanding balance on this facility had maturity dates in March 2015 and half matures in March 2016.
(2) This line is collateralized by securitization notes payable retained by SCUSA.
(3) These lines are held exclusively for personal consumer term loans.
(4) This line is held exclusively for Chrysler Capital retail loan and lease financing.
(5) These lines are collateralized by residuals retained by SCUSA.
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

Secured Structured Financings

The following tables present information regarding SCUSA's secured structured financings as of June 30, 2015 and December 31, 2014:

	June 30, 2015
	Balance	Initial Note Amounts Issued	Initial Weighted Average Interest Rate Range	Collateral	Restricted Cash
	(in thousands)
SCUSA public securitizations, maturing on various dates(1)	$13,648,238	$29,768,282	0.89% - 2.07%	$16,915,873	$1,404,315
SCUSA privately issued amortizing notes, maturing on various dates(1)	6,790,523	9,744,987	0.88% - 1.62%	9,788,615	381,600
Total SCUSA secured structured financings	$20,438,761	$39,513,269	0.88% - 2.07%	$26,704,488	$1,785,915

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

Most of the Company's secured structured financings are in the form of public, SEC-registered securitizations. The Company also executes private securitizations under Rule 144A of the Securities Act of 1933, as amended (the "Securities Act"), and periodically issues private term amortizing notes, which are structured similarly to securitizations but are acquired by banks and conduits. The Company's securitizations and private issuances are collateralized by vehicle retail installment contracts and loans or leases.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. DERIVATIVES (continued)

Credit Risk Contingent Features

The Company has entered into certain derivative contracts that require the posting of collateral to counterparties when these contracts are in a net liability position. The amount of collateral to be posted is based on the amount of the net liability and thresholds generally related to the Company's long-term senior unsecured credit ratings. In a limited number of instances, counterparties also have the right to terminate their International Swaps and Derivatives Association, Inc. ("ISDA") master agreements if the Company's ratings fall below investment grade. As of June 30, 2015, derivatives in this category had a fair value of $17.6 million. The credit ratings of the Bank and SHUSA are currently considered investment grade. The Bank estimates a further 1- or 2- notch downgrade by either Standard & Poor's or Moody's would require the Bank to post up to an additional $3.5 million or $5.5 million of collateral, respectively, to comply with existing derivative agreements.

As of June 30, 2015 and December 31, 2014, the aggregate fair value of all derivative contracts with credit risk contingent features (i.e., those containing collateral posting or termination provisions based on our ratings) that were in a net liability position totaled $127.2 million and $133.2 million, respectively. The Company had $127.3 million and $127.6 million in cash and securities collateral posted to cover those positions as of June 30, 2015 and December 31, 2014, respectively.

Fair Value Hedges

The Company enters into cross-currency swaps to hedge its foreign currency exchange risk on certain Euro-denominated investments. The Company also entered into interest rate swaps to hedge the interest rate risk on certain fixed rate investments. These derivatives are designated as fair value hedges at inception. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. The earnings impact of the ineffective portion of these hedges was not material for the three-month and six-month periods ended June 30, 2015 or June 30, 2014. The last of the hedges is scheduled to expire in June 2020.

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

The last of the hedges is scheduled to expire in December 2030. The Company includes all components of each derivative's gain or loss in the assessment of hedge effectiveness. The earnings impact of the ineffective portion of these hedges was not material for the three-month and six-month periods ended June 30, 2015 or June 30, 2014. As of June 30, 2015, the Company expects approximately $2.7 million of gross losses recorded in accumulated other comprehensive income to be reclassified to earnings during the subsequent twelve months as the future cash flows occur.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. DERIVATIVES (continued)

Derivatives Designated in Hedge Relationships – Notional and Fair Values

Derivatives designated as accounting hedges at June 30, 2015 and December 31, 2014 included:

	Notional Amount	Asset	Liability	Weighted Average Receive Rate	Weighted Average Pay Rate	Weighted Average Life (Years)
	(dollars in thousands)
June 30, 2015
Fair value hedges:
Cross-currency swaps	$16,723	$3,808	$514	4.76%	4.75%	0.61
Interest rate swaps	318,000	190	2,188	0.96%	2.29%	4.00
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	10,329,189	1,324	27,912	0.19%	1.05%	3.08
Total	$10,663,912	$5,322	$30,614	0.22%	1.09%	3.10

December 31, 2014
Fair Value hedges:
Cross-currency swaps	$18,230	$2,711	$980	4.76%	4.75%	1.11
Interest rate swaps	257,000	232	779	0.90%	2.38%	4.33
Cash flow hedges:
Pay fixed — receive floating interest rate swaps	10,086,103	7,619	20,552	0.17%	1.11%	3.02
Total	$10,361,333	$10,562	$22,311	0.19%	1.14%	3.05

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

In March 2014, SCUSA entered into a financing arrangement with a third party under which SCUSA pledged certain bonds retained in its own securitizations in exchange for approximately $251 million in cash. In conjunction with this financing arrangement, SCUSA entered into a total return swap related to the bonds as an effective avenue to monetize SCUSA’s retained bonds as a source of financing. This arrangement matured and was terminated in May 2015.

Other derivative instruments primarily include forward contracts related to certain investment securities sales, an OIS, a total return swap on Visa, Inc. Class B common shares, and equity options, which manage our market risk associated with certain investments and customer deposit products.

Derivatives Not Designated in Hedge Relationships – Notional and Fair Values

Other derivative activities at June 30, 2015 and December 31, 2014 included:

	Notional		Asset derivatives Fair value		Liability derivatives Fair value
	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014	June 30, 2015	December 31, 2014
	(in thousands)
Mortgage banking derivatives:
Forward commitments to sell loans	$656,794	$328,757	$6,511	$—	$—	$2,424
Interest rate lock commitments	345,075	163,013	1,885	3,063	—	—
Mortgage servicing	435,000	469,000	577	7,432	11,028	7,448
Total mortgage banking risk management	1,436,869	960,770	8,973	10,495	11,028	9,872

Customer related derivatives:
Swaps receive fixed	8,387,751	7,927,522	200,097	213,415	13,550	4,343
Swaps pay fixed	8,490,052	7,944,247	27,521	13,361	177,576	186,732
Other	1,858,488	1,670,696	100,942	62,464	100,118	61,880
Total customer related derivatives	18,736,291	17,542,465	328,560	289,240	291,244	252,955

Other derivative activities:
Foreign exchange contracts	2,178,007	1,152,125	25,974	20,033	25,195	17,390
Interest rate swap agreements	3,128,000	3,231,000	796	535	10,118	12,743
Interest rate cap agreements	8,002,020	7,541,385	29,423	49,762	—	—
Options for interest rate cap agreements	8,002,020	7,541,385	—	—	29,446	49,806
Other	717,672	646,321	7,902	6,543	10,654	9,914
Total	$42,200,879	$38,615,451	$401,628	$376,608	$377,685	$352,680

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. DERIVATIVES (continued)

SCUSA is the holder of a warrant that gives it the right, if certain vesting conditions are satisfied, to purchase additional shares in a company in which it has a cost method investment. This warrant was issued in 2012 and is carried at its estimated fair value of zero at June 30, 2015.

Gains (Losses) on All Derivatives

The following Condensed Consolidated Statement of Operations line items were impacted by the Company’s derivative activities for the three-month and six-month periods ended June 30, 2015 and 2014, respectively:

		Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
Derivative Activity	Accounts	2015	2014	2015	2014
		(in thousands)
Fair value hedges:
Cross-currency swaps	Miscellaneous income	$185	$1,454	$149	$773
Interest rate swaps	Miscellaneous income	1,541	(1,488)	(1,452)	(753)
Cash flow hedges:
Pay fixed-receive variable interest rate swaps	Net interest income	(3,731)	(13,782)	(8,182)	(27,467)
Other derivative activities:
Forward commitments to sell loans	Mortgage banking income	9,122	(3,243)	8,935	(5,252)
Interest rate lock commitments	Mortgage banking income	(5,115)	2,364	(1,178)	3,545
Mortgage servicing	Mortgage banking income	(9,215)	2,629	(10,434)	(5,132)
Customer related derivatives	Miscellaneous income	654	3,548	1,072	3,661
Foreign exchange	Miscellaneous income	(990)	419	(1,864)	(492)
SCUSA derivatives	Miscellaneous income	6,854	5,114	4,457	18,139
	Net interest income	19,316	(2,141)	37,360	(3,980)
Other	Miscellaneous income	987	(661)	(458)	(1,309)

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. DERIVATIVES (continued)

Information about financial assets and liabilities that are eligible for offset on the Condensed Consolidated Balance Sheet as of June 30, 2015 and December 31, 2014, respectively, is presented in the following tables:

	Offsetting of Financial Assets
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Assets Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Received	Net Amount
	(in thousands)
June 30, 2015
Fair value hedges	$3,998	$—	$3,998	$—	$—	$3,998
Cash flow hedges	1,324	—	1,324	—	—	1,324
Other derivative activities(1)	399,644	15,650	383,994	8,041	42,492	333,461
Total derivatives subject to a master netting arrangement or similar arrangement	404,966	15,650	389,316	8,041	42,492	338,783
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	1,984	—	1,984	—	—	1,984
Total Derivative Assets	$406,950	$15,650	$391,300	$8,041	$42,492	$340,767

Total Financial Assets	$406,950	$15,650	$391,300	$8,041	$42,492	$340,767

December 31, 2014
Fair value hedges	$2,943	$—	$2,943	$—	$—	$2,943
Cash flow hedges	7,619	—	7,619	—	—	7,619
Other derivative activities(1)	373,545	21,109	352,436	10,020	5,940	336,476
Total derivatives subject to a master netting arrangement or similar arrangement	384,107	21,109	362,998	10,020	5,940	347,038
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	3,063	—	3,063	—	—	3,063
Total Derivative Assets	$387,170	$21,109	$366,061	$10,020	$5,940	$350,101

Total Financial Assets	$387,170	$21,109	$366,061	$10,020	$5,940	$350,101

(1)	Includes customer-related and other derivatives

(2)	Includes mortgage banking derivatives

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11. DERIVATIVES (continued)

	Offsetting of Financial Liabilities
				Gross Amounts Not Offset in the Condensed Consolidated Balance Sheet
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Condensed Consolidated Balance Sheet	Net Amounts of Liabilities Presented in the Condensed Consolidated Balance Sheet	Financial Instruments	Cash Collateral Pledged	Net Amount
	(in thousands)
June 30, 2015
Fair value hedges	$2,702	$—	$2,702	$77	$10,560	$(7,935)
Cash flow hedges	27,912	12,404	15,508	2,289	26,435	(13,216)
Other derivative activities(1)	377,685	98,695	278,990	39,890	119,956	119,144
Total derivatives subject to a master netting arrangement or similar arrangement	408,299	111,099	297,200	42,256	156,951	97,993
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	—	—	—	—	—	—
Total Derivative Liabilities	$408,299	$111,099	$297,200	$42,256	$156,951	$97,993

Total Financial Liabilities	$408,299	$111,099	$297,200	$42,256	$156,951	$97,993

December 31, 2014
Fair value hedges	$1,759	$—	$1,759	$65	$5,589	$(3,895)
Cash flow hedges	20,552	—	20,552	7,341	16,797	(3,586)
Other derivative activities(1)	350,863	21,109	329,754	49,318	198,103	82,333
Total derivatives subject to a master netting arrangement or similar arrangement	373,174	21,109	352,065	56,724	220,489	74,852
Total derivatives not subject to a master netting arrangement or similar arrangement(2)	1,817	—	1,817	—	1,736	81
Total Derivative Liabilities	$374,991	$21,109	$353,882	$56,724	$222,225	$74,933

Total Financial Liabilities	$374,991	$21,109	$353,882	$56,724	$222,225	$74,933

(1)	Includes customer-related and other derivatives

(2)	Includes mortgage banking derivatives

NOTE 12. INCOME TAXES

Income tax provisions of $120.0 million and $232.9 million were recorded for the three-month and six-month periods ended June 30, 2015, respectively, compared to $199.7 million and $1.2 billion for the corresponding periods in 2014. This resulted in effective tax rates of 30.8% and 30.9% for the three-month and six-month periods ended June 30, 2015, respectively, compared to 37.1% and 36.1% for the corresponding periods in 2014. The lower tax rate for the three-month period ended June 30, 2015 was primarily due to deferred state tax benefits recognized on legislation enacted during the second quarter of 2015. The lower tax rate for the six-month period ended June 30, 2015 was primarily due to deferred tax expense recorded on the book gain resulting from the Change in Control recognized during the first quarter of 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 12. INCOME TAXES (continued)

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

The Company has a lawsuit pending against the United States in Federal District Court in Massachusetts relating to the proper tax consequences of two financing transactions with an international bank through which the Company borrowed $1.2 billion. As a result of these financing transactions, the Company paid foreign taxes of $264.0 million during the years 2003 through 2007 and claimed a corresponding foreign tax credit for foreign taxes paid during those years, which the Internal Revenue Service ("IRS") disallowed. The IRS also disallowed the Company's deductions for interest expense and transaction costs, totaling $74.6 million in tax liability, and assessed penalties and interest totaling approximately $92.5 million. The Company has paid the taxes, penalties and interest associated with the IRS adjustments for all tax years, and the lawsuit will determine whether it is entitled to a refund of the amounts paid. The Company has recorded a receivable in the Other assets line of the Condensed Consolidated Balance Sheets for the amount of these payments, less a tax reserve of $125.9 million, as of June 30, 2015.

On October 17, 2013, the Court issued a written opinion in favor of the Company relating to a motion for partial summary judgment on a significant issue in the case. The Company subsequently filed a motion for summary judgment requesting the Court to conclude the case in its entirety and enter a final judgment awarding the Company a refund of all amounts paid. In response, the IRS filed a motion opposing the Company's motion, and filed a cross-motion for summary judgment requesting that the Court enter a final judgment in the IRS's favor. The Company anticipates the Court will make a determination as to whether further proceedings are required at the District Court level to resolve any remaining legal or factual issues, which could affect the Company's entitlement to some or all of the refund. The Company expects the IRS to appeal any decision in favor of the Company. In 2013, two different federal courts decided cases involving similar financing structures entered into by the Bank of New York Mellon Corp. and BB&T Corp. (referred to as the Salem Financial Case) in favor of the IRS. On May 14, 2015, the Court of Appeals for the Federal Circuit decided BB&T Corp.'s appeal affirming the trial court's decision to disallow BB&T's foreign tax credits and the imposition of penalties. The appellate court reversed the trial court on BB&T's entitlement to interest deductions. Bank of New York Mellon Corp. has also appealed the decision in its case and is awaiting a decision from the Court of Appeals for Second Circuit. The Company remains confident in its position and believes its reserve amount adequately provides for potential exposure to the IRS related to these items. As this litigation progresses over the next 24 months, it is reasonably possible that changes in the reserve for uncertain tax positions could range from a decrease of $125.9 million to an increase of $294.0 million.

The IRS concluded the exam of the Company’s 2006 and 2007 tax returns in 2011. In addition to the adjustments for items related to the financing transactions discussed above, the IRS proposed to recharacterize ordinary losses related to the sale of certain assets as capital losses. The Company paid the tax assessment resulting from this recharacterization, and contested the adjustment through the administrative appeals process. IRS administrative appeals determined that the Company properly characterized the loss as an ordinary loss. As of March 2015, the Company learned that the Joint Committee on Taxation completed its review of the ordinary tax treatment of the losses. The IRS is currently in the process of issuing a refund for all taxes paid associated with this issue (for which a benefit has already been recognized), and that the Company is not subject to any further exposure.

With few exceptions, the Company is no longer subject to federal, state and non-U.S. income tax examinations by tax authorities for years prior to 2003.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS)
The following table presents the components of accumulated other comprehensive income/ (loss), net of related tax, for the three-month and six-month periods ended June 30, 2015 and 2014, respectively.

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Three-Month Period Ended June 30, 2015			March 31, 2015		June 30, 2015
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$7,763	$(2,891)	$4,872
Reclassification adjustment for net gains/(losses) on cash flow hedge derivative financial instruments (1)	3,732	(1,390)	2,342
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	11,495	(4,281)	7,214	$(29,375)	$7,214	$(22,161)

Change in unrealized gains/(losses) on investment securities available-for-sale	(131,261)	50,357	(80,904)
Reclassification adjustment for net gains/(losses) included in net income on non-OTTI securities (2)	(10,799)	4,143	(6,656)
Reclassification adjustment for net gains/(losses) included in net income on OTTI securities (3)	(1,092)	419	(673)
Net unrealized gains/(losses) on investment securities available-for-sale	(143,152)	54,919	(88,233)	13,475	(88,233)	(74,758)

Pension and post-retirement actuarial gain/(loss) (3)	1,018	(581)	437	(29,020)	437	(28,583)

As of June 30, 2015	$(130,639)	$50,057	$(80,582)	$(44,920)	$(80,582)	$(125,502)
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	For the Six-Month Period Ended June 30, 2015			December 31, 2014		June 30, 2015
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$(21,246)	$8,395	$(12,851)
Reclassification adjustment for net gains/(losses) on cash flow hedge derivative financial instruments (1)	8,183	(3,233)	4,950
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	(13,063)	5,162	(7,901)	$(14,260)	$(7,901)	$(22,161)

Change in unrealized gains/(losses) on investment securities available-for-sale	(13,480)	4,896	(8,584)
Reclassification adjustment for net gains/(losses) included in net income on non-OTTI securities (2)	(20,356)	7,392	(12,964)
Reclassification adjustment for net gains included in net income/(expense) on OTTI securities (3)	(1,092)	397	(695)
Net unrealized gains/(losses) on investment securities available-for-sale	(34,928)	12,685	(22,243)	(52,515)	(22,243)	(74,758)

Pension and post-retirement actuarial gain/(loss) (3)	2,036	(984)	1,052	(29,635)	1,052	(28,583)

As of June 30, 2015	$(45,955)	$16,863	$(29,092)	$(96,410)	$(29,092)	$(125,502)
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Three-Month Period Ended June 30, 2014			March 31, 2014		June 30, 2014
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
	(in thousands)
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$(15,472)	$5,228	$(10,244)
Reclassification adjustment for net gain/(losses) on cash flow hedge derivative financial instruments (1)	13,782	(4,657)	9,125
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	(1,690)	571	(1,119)	$(31,663)	$(1,119)	$(32,782)

Change in unrealized gains/(losses) on investment securities available-for-sale	85,291	(33,447)	51,844
Reclassification adjustment for net gains included in net income on non-OTTI securities(2)	(9,405)	3,688	(5,717)
Net unrealized gains/(losses) on investment securities available-for-sale	75,886	(29,759)	46,127	(116,531)	46,127	(70,404)

Pension and post-retirement actuarial gain/(loss)(3)	447	(174)	273	(14,991)	273	(14,718)

As of June 30, 2014	$74,643	$(29,362)	$45,281	$(163,185)	$45,281	$(117,904)
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 13. ACCUMULATED OTHER COMPREHENSIVE INCOME / (LOSS) (continued)

	Total Other Comprehensive Income/(Loss)			Total Accumulated Other Comprehensive Income/(Loss)
	Six-Month Period Ended June 30, 2014			December 31, 2013		June 30, 2014
	Pretax Activity	Tax Effect	Net Activity	Beginning Balance	Net Activity	Ending Balance
Change in accumulated gains/(losses) on cash flow hedge derivative financial instruments	$(17,120)	$6,133	$(10,987)
Reclassification adjustment for net gains/(losses) on cash flow hedge derivative financial instruments (1)	27,467	(9,839)	17,628
Net unrealized gains/(losses) on cash flow hedge derivative financial instruments	10,347	(3,706)	6,641	$(39,423)	$6,641	$(32,782)

Change in unrealized gains/(losses) on investment securities available-for-sale	2,651,973	(1,039,069)	1,612,904
Reclassification adjustment for net gains included in net income/(expense) on non-OTTI securities(2)	(2,439,888)	955,972	(1,483,916)
Net unrealized gains/(losses) on investment securities available-for-sale	212,085	(83,097)	128,988	(199,392)	128,988	(70,404)

Pension and post-retirement actuarial gain/(loss)(3)	894	(59)	835	(15,553)	835	(14,718)

As of June 30, 2014	$223,326	$(86,862)	$136,464	$(254,368)	$136,464	$(117,904)
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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

The following table details the amount of commitments at the dates indicated:

Other Commitments	June 30, 2015	December 31, 2014
	(in thousands)
Commitments to extend credit	$29,533,123	$28,792,062
Unsecured revolving lines of credit	—	5
Letters of credit	1,802,454	1,789,666
Recourse and credit enhancement exposure on sold loans	187,301	174,902
Commitments to sell loans	108,686	82,791
Total commitments	$31,631,564	$30,839,426

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

The following table details the amount of commitments to extend credit expiring per period as of the dates indicated:

	June 30, 2015	December 31, 2014
	(in thousands)
One year or less	$5,532,682	$5,968,468
Over 1 year to 3 years	5,311,031	5,322,291
Over 3 years to 5 years	11,737,849	10,810,213
Over 5 years (1)	6,951,561	6,691,090
Total	$29,533,123	$28,792,062
(1) Includes certain commitments to extend credit that do not have a contractual maturity date, but are expected to be outstanding greater than 5 years.

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

Letters of Credit

The Company’s letters of credit meet the definition of a guarantee. Letters of credit commit the Company to make payments on behalf of its customers if specified future events occur. The guarantees are primarily issued to support public and private borrowing arrangements. The weighted average term of these commitments is 15.9 months. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. In the event of a draw by the beneficiary that complies with the terms of the letters of credit, the Company would be required to honor the commitment. The Company has various forms of collateral for these letters of credit, including real estate assets and other customer business assets. The maximum undiscounted exposure related to these commitments at June 30, 2015 was $1.8 billion. The fees related to letters of credit are deferred and amortized over the lives of the commitments and were immaterial to the Company’s financial statements at June 30, 2015. Management believes that the utilization rate of these letters of credit will continue to be substantially less than the amount of the commitments, as has been the Company’s experience to date. As of June 30, 2015 and December 31, 2014, the liability related to these letters of credit was $39.8 million and $73.9 million, respectively, which is recorded within the reserve for unfunded lending commitments in Other liabilities on the Condensed Consolidated Balance Sheet. The credit risk associated with letters of credit is monitored using the same risk rating system utilized within the loan and financing lease portfolio. Also included within the reserve for unfunded lending commitments at June 30, 2015 and December 31, 2014 were lines of credit outstanding of $97.9 million and $58.8 million, respectively.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

The following table details the amount of letters of credit expiring per period as of the dates indicated:

	June 30, 2015	December 31, 2014
	(in thousands)
One year or less	$1,203,983	$1,250,124
Over 1 year to 3 years	270,046	285,108
Over 3 years to 5 years	307,027	248,209
Over 5 years	21,398	6,225
Total	$1,802,454	$1,789,666

Loans Sold with Recourse

The Company has loans sold with recourse that meet the definition of a guarantee. For loans sold with recourse under the terms of its multi-family sales program with FNMA, the Company retained a portion of the associated credit risk. The unpaid principal balance outstanding of loans sold in these programs was $2.1 billion as of June 30, 2015 and $2.6 billion as of December 31, 2014. As a result of its agreement with FNMA, the Company retained a 100% first loss position on each multi-family loan sold to FNMA until the earlier to occur of (i) the aggregate approved losses on multi-family loans sold to FNMA reaching the maximum loss exposure for the portfolio as a whole of $149.6 million as of June 30, 2015 and $152.8 million as of December 31, 2014, or (ii) all of the loans sold to FNMA under this program are being fully paid off. Any losses sustained as a result of impediments in standard representations and warranties would be in addition to the maximum loss exposure.

The Company has established a liability which represents the fair value of the retained credit exposure and the amount the Company estimates it would have to pay a third party to assume the retained recourse obligation. The estimated liability is calculated as the present value of losses that the portfolio is projected to incur based upon internal specific information and an industry-based default curve with a range of estimated losses. At June 30, 2015 and December 31, 2014, the Company had $30.8 million and $40.7 million, respectively, of reserves classified in accrued expenses and payables on the Condensed Consolidated Balance Sheets related to the fair value of the retained credit exposure for loans sold to FNMA under this program. The Company's commitment will expire in March 2039 based on the maturity of the loans sold with recourse. Losses sustained by the Company may be offset, or partially offset, by proceeds resulting from the disposition of the underlying mortgaged properties. Approval from FNMA is required for all transactions related to the liquidation of properties underlying the mortgages.

Additionally, during the period from 1999 to 2002, residential mortgage loans were sold with recourse and credit enhancement features to FNMA and FHLMC. The remaining unpaid principal balance of these loans was $50.9 million and $55.8 million at June 30, 2015 and December 31, 2014, respectively, and the remaining maximum amount of credit exposure on these loans was $20.5 million and $22.1 million for the same periods. The Company has posted collateral in the amount of $0.9 million at June 30, 2015 and December 31, 2014 to be utilized for any losses incurred related to these loans.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Representation and Warranty Liability

In the ordinary course of business, the Company sells residential loans on a non-recourse basis to certain government-sponsored entities ("GSEs") and private investors. In connection with these sales, the Company has entered into agreements containing various representations and warranties about, among other things, the ownership of the loans, the validity of the liens securing the loans, the loans' compliance with any applicable loan criteria established by the GSEs and the private investors, including underwriting standards and the ongoing existence of mortgage insurance, the absence of delinquent taxes or liens against the property securing the loans and the loans' compliance with applicable federal, state, and local laws. Breaches of these representations and warranties may require the Company to repurchase the mortgage loan, or if the loan has been foreclosed, the underlying collateral, or otherwise make whole or provide other remedies to the GSEs and the private investors. The repurchase liability is recorded within Accrued expenses and payables on the Condensed Consolidated Balance Sheet, and the related income statement activity is recorded in Mortgage banking income, net on the Condensed Consolidated Statement of Operations. In May 2014, the Company reached a settlement with FNMA for loans previously sold, resulting in an $8.0 million reduction in the representation and warranty liability. In December 2014, the Company reached a settlement with FHLMC for loans previously sold, resulting in a $24.8 million reduction in the representation and warranty liability.

Management believes the Company's repurchase reserve appropriately reflects the estimated probable losses on repurchase claims for all loans sold and outstanding as of June 30, 2015. In making these estimates, the Company considers the losses it expects to incur over the lives of the loans sold. The table below represents the activity in the representation and warranty reserve for the dates indicated.

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Beginning Balance	$23,051	$50,515	$24,266	$54,836
Changes in Estimate	849	(7,772)	280	(7,579)
Claims	(892)	(1,881)	(1,538)	(6,395)
Ending Balance	$23,008	$40,862	$23,008	$40,862
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

SCUSA committed to purchase certain new advances on personal revolving financings originated by a third party retailer, along with existing balances on accounts with new advances, for an initial term ending in April 2020 and renewing through April 2022 at the retailer's option. Each customer account generated under the agreements generally is approved with a credit limit higher than the amount of the initial purchase, with each subsequent purchase automatically approved as long as it does not cause the account to exceed its limit and the customer is in good standing. As these credit lines do not have a specified maturity, but rather can be terminated at any time in the event of adverse credit changes or lack of use, SCUSA has not recorded an allowance for unfunded commitments. As of June 30, 2015 and December 31, 2014, SCUSA was obligated to purchase $7.9 million and $7.7 million, respectively, in receivables that had been originated by the retailer but not yet purchased by SCUSA. SCUSA also is required to make a profit-sharing payment to the retailer each month if performance exceeds a specified return threshold.

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

In connection with the sale of retail installment contracts through securitizations and other sales, SCUSA has made standard representations and warranties customary in the consumer finance industry. Violations of these representations and warranties may require SCUSA to repurchase loans previously sold to on- or off-balance sheet trusts or other third parties. As of June 30, 2015, SCUSA had no repurchase requests outstanding. In the opinion of SCUSA management, the potential exposure of other recourse obligations related to SCUSA’s retail installment contract sales agreements will not have a material adverse effect on SCUSA’s consolidated financial position, results of operations, or cash flows.

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

SCUSA has sold loans to Citizens Bank of Pennsylvania ("CBP") under terms of a flow agreement and predecessor sale agreements. SCUSA retains servicing on the sold loans and will owe CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. On June 25, 2015 SCUSA executed an amendment to the servicing agreement with CBP, which increased the servicing fee SCUSA receives. SCUSA and CBP also amended the flow agreement which reduced, effective from and after August 1, 2015 CBP's committed purchases of Chrysler Capital prime loans from a maximum of $600 million and a minimum of $250 million per quarter to a maximum of $200 million and a minimum of $50 million per quarter, as may be adjusted according to the agreement.

In connection with the bulk sale of Chrysler Capital leases, SCUSA is obligated to make quarterly payments to the purchaser sharing residual losses for lease terminations with losses over a specific percentage threshold. The estimated fair value of this guarantee was $5.1 million as of June 30, 2015.

On March 31, 2015, SCUSA executed a forward flow asset sale agreement with a third party under terms of which SCUSA is committed to sell charged off loan receivables in bankruptcy status for at least $200 million in proceeds. SCUSA and the third party executed an amendment to the forward flow asset sale agreement on June 30, 2015 which increased the committed sales of charged off loan receivables in bankruptcy status to $275.0 million. As of June 30, 2015, the remaining commitment was $216.4 million.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 14. COMMITMENTS, CONTINGENCIES, AND GUARANTEES (continued)

Periodically, SCUSA is party to or otherwise involved in various lawsuits and other legal proceedings that arise in the ordinary course of business. On August 26, 2014, a purported securities class action lawsuit was filed in the United States District Court, Southern District of New York (the "Steck Lawsuit"). On October 6, 2014, another purported securities class action lawsuit was filed in the District Court of Dallas County, Texas and was subsequently removed to the United States District Court, Northern District of Texas. Both lawsuits were filed against SCUSA, certain current and former directors and executive officers of SCUSA and certain institutions that served as underwriters in the IPO. Each lawsuit was brought by a purported stockholder of SCUSA seeking to represent a class consisting of all those who purchased or otherwise acquired securities pursuant and/or traceable to SCUSA's Registration Statement and Prospectus issued in connection with the IPO. Each complaint alleges that the Registration Statement and Prospectus contained misleading statements concerning SCUSA’s auto lending business and underwriting practices. Each lawsuit asserts claims under Section 11 and Section 15 of the Securities Act and seeks damages and other relief. In February 2015, the purported class action lawsuit pending in the United States District Court, Northern District of Texas, was voluntarily dismissed without prejudice. In June 2015, the venue of the Steck Lawsuit was transferred from the Southern District of New York to the Northern District of Texas.

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

On July 31, 2015, the CFPB notified SCUSA that it had referred to the DOJ certain alleged violations by SCUSA of the ECOA regarding (i) statistical disparities in markups charged by automobile dealers to protected groups on loans originated by those dealers and purchased by SCUSA and (ii) the treatment of certain types of income in SCUSA's underwriting process.

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

In accordance with applicable accounting guidance, the Company establishes an accrued liability for litigation and regulatory matters when those matters present loss contingencies that are both probable and estimable. In such cases, there may be an exposure to loss in excess of any amounts accrued. When a loss contingency is not both probable and estimable, the Company does not establish an accrued liability. As a litigation or regulatory matter develops, the Company, in conjunction with any outside counsel handling the matter, evaluates on an ongoing basis whether the matter presents a loss contingency that is probable and estimable, at which time an accrued liability is established with respect to such loss contingency. The Company continues to monitor the matter for further developments that could affect the amount of the accrued liability previously established. For certain legal matters in which the Company is involved, the Company is able to estimate a range of reasonably possible losses. For other matters for which a loss is probable or reasonably possible, such an estimate is not possible. Management currently estimates that it is reasonably possible that the Company could incur losses in an aggregate amount of up to approximately $3.6 million in excess of the accrued liability, if any, with it also being reasonably possible that the Company could incur no such losses in these matters. This estimated range of reasonably possible losses represents the estimate of possible losses over the life of such legal matters, which may span an indeterminable number of years, and is based on information available as of June 30, 2015.

The matters for which it is reasonably possible that the Company will incur a significant loss are described below. The Company may include in some of the descriptions of individual disclosed matters certain quantitative information related to the plaintiff's claim against the Company as alleged in the plaintiff's pleadings or other public filings or otherwise based on publicly available information. While information of this type may provide insight into the potential magnitude of a matter, it does not necessarily represent the Company's estimate of reasonably possible loss or its judgment as to any currently appropriate accrual. Refer to Note 12 to these Condensed Consolidated Financial Statements for disclosure regarding the lawsuit filed by the Company against the IRS/United States.

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

On April 13, 2011, the Bank and other parties signed a consent order with the OTS resolving certain of the Bank's and other parties' foreclosure activities (the "OTS Order") by the Bank's previous primary federal banking regulator, the Office of Thrift Supervision (the "OTS"), as part of an interagency horizontal review of foreclosure practices at 14 mortgage servicers. Upon its conversion to a national bank on January 26, 2012, the Bank entered into a stipulation consenting to the issuance of a consent order by the OCC, which contains the same terms as the OTS Order (the "Order").

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

On June 16, 2015, the Bank entered into a consent order amending the Order and the 2013 amendment to the Order (the “2015 Amendment”). The 2015 Amendment states that the Bank has not fully complied with the terms of the OTS Order and that nine actionable items under the OTS Order as amended remain. The 2015 Amendment imposes certain supervisory restrictions on the Bank’s mortgage origination and servicing business. These restrictions require the Bank to obtain prior supervisory non-objection from the OCC before engaging in certain new or broader mortgage origination and servicing activities or appointing new senior mortgage servicing officers, although the Bank may generally operate its current mortgage origination and servicing business in the ordinary course. The Bank continues its efforts to close the nine actionable items identified in the 2015 Amendment.

The 2015 Amendment confirmed that the Bank has fulfilled its obligations under the OTS Order to pay $6.2 million into the remediation fund referenced above and to engage in foreclosure avoidance activities in an aggregate principal amount of at least $9.9 million.

Identity Theft Protection Product Matter

The Bank has been in discussions to address concerns that some customers may have paid for but did not receive certain benefits of an identity theft protection product from a third-party vendor. The Bank remains in discussions with the third-party vendor on potential remedial actions to impacted customers. To date, the Bank has made $37.6 million in total remediation payments to customers. On April 17, 2015, the OCC announced that it had reached an agreement with the Bank that resolved issues related to the sale and servicing of the identity theft protection product (the "Consent Order"). Pursuant to the Consent Order, the Bank has paid a civil monetary penalty of $6.0 million and agreed to remediate customers who paid for but may not have received certain benefits of the identify theft protection product. As indicated above, as of December 31, 2014, all customers were refunded amounts paid for product enrollment. The Bank is in the process of further re-mediating customers in the approximate amount of $4.7 million whose checking accounts may have been charged an overdraft fee or credit card accounts an over limit and finance fee as a result of the identity theft protection product fees. In reaching this agreement, the Bank has cooperated fully with the OCC and is working to finalize its response to comply fully with the terms of the Consent Order.

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

NOTE 16. FAIR VALUE

General

As of June 30, 2015, $20.7 billion of the Company’s total assets consisted of financial instruments measured at fair value on a recurring basis, including financial instruments for which the Company elected the FVO. Approximately $10.4 million of these financial instruments were measured using quoted market prices for identical instruments or Level 1 inputs. Approximately $18.5 billion of these financial instruments were measured using valuation methodologies involving market-based and market-derived information, or Level 2 inputs. Approximately $2.2 billion of these financial instruments were measured using model-based techniques, or Level 3 inputs, and represented approximately 10.6% of total assets measured at fair value and approximately 1.7% of total consolidated assets.

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

Assets and liabilities measured at fair value, by their nature; result in a higher degree of financial statement volatility. When available, the Company attempts to use quoted market prices or matrix pricing in active markets to determine fair value and classifies such items as Level 1 or Level 2 assets or liabilities. If quoted market prices in active markets are not available, fair value is determined using third-party broker quotes and/or DCF models incorporating various assumptions including interest rates, prepayment speeds and credit losses. Assets and liabilities valued using broker quotes and/or DCF models are classified as either Level 2 or Level 3, depending on the lowest level classification of an input that is considered significant to the overall valuation.

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

The Bank's Market Risk Department is responsible for determining and approving the fair values of all assets and liabilities valued at fair value, including the Company's Level 3 assets and liabilities. Price validation procedures are performed and the results are reviewed for Level 3 assets and liabilities by the Market Risk Department. Price validation procedures performed for these assets and liabilities can include comparing current prices to historical pricing trends by collateral type and vintage, comparing prices by product type to indicative pricing grids published by market makers, and obtaining corroborating dealer prices for significant securities.

The Company reviews the assumptions utilized to determine fair value on a quarterly basis. Any changes in methodologies or significant inputs used in determining fair values are further reviewed to determine if a change in fair value level hierarchy has occurred. Transfers in and out of Levels 1, 2 and 3 are considered to be effective as of the end of the quarter in which they occur.

There were no transfers between Levels 1, 2 and 3 during the three-month and six-month periods ended June 30, 2015 for any assets or liabilities valued at fair value on a recurring basis. There were no transfers between Levels 1, 2 and 3 during the three-month period ended June 30, 2014. During the six-month period ended June 30, 2014, the Company transferred certain of its ABS from Level 2 to Level 3 due to limited price transparency in connection with their limited trading activity.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. FAIR VALUE (continued)

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the assets and liabilities that are measured at fair value on a recurring basis by major product category and fair value hierarchy as of June 30, 2015 and December 31, 2014.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at June 30, 2015
	(in thousands)
Financial assets:
US Treasury securities	$—	$2,601,882	$—	$2,601,882
Corporate debt	—	1,663,006	—	1,663,006
Asset-backed securities	—	774,164	1,539,483	2,313,647
Equity securities	10,411	—	—	10,411
State and municipal securities	—	955,723	—	955,723
Mortgage backed securities	—	11,779,548	—	11,779,548
Total investment securities available-for-sale	10,411	17,774,323	1,539,483	19,324,217
Retail installment contracts held for investment	—	—	494,651	494,651
Loans held-for-sale	—	364,910	—	364,910
Mortgage servicing rights	—	—	157,147	157,147
Derivatives:
Fair value	—	3,998	—	3,998
Cash flow	—	1,324	—	1,324
Mortgage banking interest rate lock commitments	—	—	1,885	1,885
Mortgage banking forward sell commitments	—	6,511	—	6,511
Customer related	—	328,560	—	328,560
Foreign exchange	—	25,974	—	25,974
Mortgage servicing	—	577	—	577
Interest rate swap agreements	—	796	—	796
Interest rate cap agreements	—	29,423	—	29,423
Other	—	7,884	18	7,902
Total financial assets	$10,411	$18,544,280	$2,193,184	$20,747,875
Financial liabilities:
Derivatives:
Fair value	$—	$2,702	$—	$2,702
Cash flow	—	27,912	—	27,912
Customer related	—	291,244	—	291,244
Total return swap	—	—	282	282
Foreign exchange	—	25,195	—	25,195
Mortgage servicing	—	11,028	—	11,028
Interest rate swaps	—	10,118	—	10,118
Option for interest rate cap	—	29,446	—	29,446
Other	—	10,224	148	10,372
Total financial liabilities	$—	$407,869	$430	$408,299

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. FAIR VALUE (continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance at December 31, 2014
	(in thousands)
Financial assets:
US Treasury securities	$—	$1,695,767	$—	$1,695,767
Corporate debt	—	2,182,401	—	2,182,401
Asset-backed securities	—	1,452,760	1,267,643	2,720,403
Equity securities	10,343	—	—	10,343
State and municipal securities	—	1,823,462	—	1,823,462
Mortgage backed securities	—	7,475,702	—	7,475,702
Total investment securities available-for-sale	10,343	14,630,092	1,267,643	15,908,078
Trading securities	—	833,936	—	833,936
Retail installment contracts held for investment	—	—	845,911	845,911
Loans held-for-sale	—	213,666	—	213,666
Mortgage servicing rights	—	—	145,047	145,047
Derivatives:
Fair value	—	2,943	—	2,943
Cash flow	—	7,619	—	7,619
Mortgage banking interest rate lock commitments	—	—	3,063	3,063
Customer related	—	289,240	—	289,240
Foreign exchange	—	20,033	—	20,033
Mortgage servicing	—	7,432	—	7,432
Interest rate swap agreements	—	535	—	535
Interest rate cap agreements	—	49,762	—	49,762
Other	—	6,536	7	6,543
Total financial assets	$10,343	$16,061,794	$2,261,671	$18,333,808
Financial liabilities:
Derivatives:
Fair value	$—	$1,759	$—	$1,759
Cash flow	—	20,552	—	20,552
Mortgage banking forward sell commitments	—	2,424	—	2,424
Customer related	—	252,955	—	252,955
Total return swap	—	1,736	282	2,018
Foreign exchange	—	17,390	—	17,390
Mortgage servicing	—	7,448	—	7,448
Interest rate swaps	—	12,743	—	12,743
Option for interest rate cap	—	49,806	—	49,806
Other	—	7,823	73	7,896
Total financial liabilities	$—	$374,636	$355	$374,991

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. FAIR VALUE (continued)

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Fair Value
	(in thousands)
June 30, 2015
Impaired loans held for investment	$3,333	$91,274	$214	$94,821
Foreclosed assets	—	13,345	—	13,345
Vehicle inventory	—	177,459	—	177,459

December 31, 2014
Impaired loans held for investment	$—	$101,218	$67,699	$168,917
Foreclosed assets	—	45,599	—	45,599
Vehicle inventory	—	136,136	—	136,136

Valuation Processes and Techniques

Impaired loans held for investment represents the recorded investment of impaired commercial loans for which the Company periodically records nonrecurring adjustments of collateral-dependent loans measured for impairment when establishing the allowance for loan losses. Such amounts are generally based on the fair value of the underlying collateral supporting the loan. Written offers to purchase a specific impaired loan are considered observable market inputs, which are considered Level 1 inputs. Appraisals are obtained to support the fair value of the collateral and incorporate measures such as recent sales prices for comparable properties, which are considered Level 2 inputs. Loans for which the value of the underlying collateral is determined using a combination of real estate appraisals, field examinations and internal calculations are considered Level 3 inputs. The inputs in the internal calculations include the loan balance, estimation of the collectability of the underlying receivables held by the customer used as collateral, sale and liquidation value of the inventory held by the customer used as collateral and historical loss-given-default parameters. In cases in which the carrying value exceeds the fair value of the collateral less cost to sell, an impairment charge is recognized. The total carrying value of these loans was $54.8 million and $100.2 million at June 30, 2015 and December 31, 2014, respectively.

Foreclosed assets represent the recorded investment in assets taken in foreclosure of defaulted loans, and are primarily comprised of commercial and residential real properties and generally measured at fair value less costs to sell. The fair value of the real property is generally determined using appraisals or other indications of value based on recent comparable sales of similar properties or assumptions generally observable in the marketplace.

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

Fair Value Adjustments

The following table presents the increases and decreases in value of certain assets that are measured at fair value on a nonrecurring basis for which a fair value adjustment has been included in the Condensed Consolidated Statements of Operations relating to assets held at period-end:

	Statement of Operations Location	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
		2015	2014	2015	2014
		(in thousands)
Impaired loans held for investment	Provision for credit losses	$(1,731)	$(9,656)	$(2,261)	$(10,200)
Foreclosed assets	Other administrative expense	(416)	(129)	(1,027)	(352)
		$(2,147)	$(9,785)	$(3,288)	$(10,552)

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. FAIR VALUE (continued)

Level 3 Rollforward for Recurring Assets and Liabilities

The tables below present the changes in all Level 3 balances for the three-month and six-month periods ended June 30, 2015 and 2014, respectively.

Three-Month Period Ended June 30, 2015
	Investments Available-for-Sale	Retail Installment Contracts Held for Investment	MSRs	Derivatives	Total
	(in thousands)
Balance, March 31, 2015	$1,514,517	$676,097	$135,452	$6,637	$2,332,703
Losses in other comprehensive income	(8,433)	—	—	—	(8,433)
Gains/(losses) in earnings	—	94,049	21,211	(5,263)	109,997
Additions/Issuances	344,622	—	7,803	—	352,425
Settlements(1)	(311,223)	(275,495)	(7,319)	99	(593,938)
Balance, June 30, 2015	$1,539,483	$494,651	$157,147	$1,473	$2,192,754
Changes in unrealized gains (losses) included in earnings related to balances still held at June 30, 2015	$—	$94,049	$21,211	$(149)	$115,111

Six-Month Period Ended June 30, 2015
	Investments Available-for-Sale	Retail Installment Contracts Held for Investment	MSRs	Derivatives	Total
	(in thousands)
Balance, December 31, 2014	$1,267,643	$845,911	$145,047	$2,715	$2,261,316
Losses in other comprehensive income	(3,654)	—	—	—	(3,654)
Gains/(losses) in earnings	—	180,541	14,221	(1,437)	193,325
Additions/Issuances	598,595	—	11,329	—	609,924
Settlements(1)	(323,101)	(531,801)	(13,450)	195	(868,157)
Balance, June 30, 2015	$1,539,483	$494,651	$157,147	$1,473	$2,192,754
Changes in unrealized gains (losses) included in earnings related to balances still held at June 30, 2015	$—	$180,541	$14,221	$(259)	$194,503

(1)	Settlements include charge-offs, prepayments, pay downs and maturities.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. FAIR VALUE (continued)

Three-Month Period Ended June 30, 2014
	Investments Available-for-Sale	Retail Installment Contracts Held for Investment	MSRs	Derivatives	Total
	(in thousands)
Balance, March 31, 2014	$1,225,012	$1,516,353	$134,775	$1,350	$2,877,490
Gains in other comprehensive income	822	—	—	—	822
Gains/(losses) in earnings	—	215,377	(6,893)	2,284	210,768
Additions/Issuances	102,326	—	2,129	—	104,455
Settlements(1)	(84,288)	(458,658)	(5,893)	107	(548,732)
Balance, June 30, 2014	$1,243,872	$1,273,072	$124,118	$3,741	$2,644,803
Changes in unrealized gains (losses) included in earnings related to balances still held at June 30, 2014	$—	$215,377	$(6,893)	$(80)	$208,404

Six-Month Period Ended June 30, 2014
	Investments Available-for-Sale	Retail Installment Contracts Held for Investment	MSRs	Derivatives	Total
	(in thousands)
Balance, December 31, 2013	$52,940	$—	$141,787	$164	$194,891
Gains in other comprehensive income	1,870	—	—	—	1,870
Gains/(losses) in earnings	—	359,430	(11,352)	3,330	351,408
Additions/Issuances	102,326	1,870,383	4,003	—	1,976,712
Settlements(1)	(84,724)	(956,741)	(10,320)	247	(1,051,538)
Transfers into level 3	1,171,460	—	—	—	1,171,460
Balance, June 30, 2014	$1,243,872	$1,273,072	$124,118	$3,741	$2,644,803
Changes in unrealized gains (losses) included in earnings related to balances still held at June 30, 2014	$—	$359,430	$(11,352)	$(215)	$347,863

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

NOTE 16. FAIR VALUE (continued)

Valuation Processes and Techniques - Recurring Fair Value Assets and Liabilities

The following is a description of the valuation techniques used for instruments measured at fair value on a recurring basis:

Securities Available-for-Sale and Trading Securities

Securities accounted for at fair value include both available-for-sale and trading securities portfolios. The Company utilizes a third-party pricing service to value its investment securities portfolios. Our primary pricing service has consistently proved to be a high quality third-party pricing provider. For those investments not valued by our pricing vendors, other trusted market sources are utilized. The vendors the Company uses provide pricing services on a global basis. The Company monitors and validates the reliability of vendor pricing on an ongoing basis, which can include pricing methodology reviews, performing detailed reviews of the assumptions and inputs used by the vendor to price individual securities, and price validation testing. Price validation testing is performed independently of the risk-taking function and can include corroborating the prices received from third-party vendors with prices from another third-party source, reviewing valuations of comparable instruments, comparison to internal valuations, or reference to recent sales of similar securities.

The classification of securities within the fair value hierarchy is based upon the activity level in the market for the security type and the observability of the inputs used to determine their fair value. Actively traded quoted market prices for investment securities available-for-sale, such as U.S. Treasury securities, corporate debt, state and municipal securities, and MBS, are not readily available. The Company's principal markets for its investment securities are the secondary institutional markets with an exit price that is predominantly reflective of bid-level pricing in these markets. These investment securities are priced by third-party pricing vendors. The third-party vendors use a variety of methods in pricing securities that incorporate relevant market data to arrive at an estimate of what a buyer in the marketplace would pay for a security under current market conditions. These investment securities are, therefore, considered Level 2.

ABS is comprised primarily of collateralized loan obligations ("CLOs") and other ABS. Certain ABS are valued using DCF models. The DCF models are obtained from a third-party pricing vendor which uses observable market data and therefore are classified as Level 2. CLOs are initially valued by the provider using DCF models which consider inputs such as default correlation, credit spread, prepayment speed, conditional default rate and loss severity. The price produced by the model is then compared to recent trades for similar transactions. If there are differences between the model price and the market price, adjustments are made to the model so the final price approximates the market price. These CLO investments are, therefore, considered Level 2. Other ABS that could not be valued using a third-party pricing service are valued using an internally-developed DCF model. When estimating the fair value using this model, the Company uses its best estimate of the key assumptions which include the discount rates and forward yield curves. The Company uses comparable bond indices based on industry, term, and rating to discount the expected future cash flows. Determining the comparability of assets involves significant subjectivity related to asset type differences, cash flows, performance and other inputs. The inability of the Company to corroborate the fair value of the ABS due to the limited available observable data on these ABS resulted in a fair value classification of Level 3.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. FAIR VALUE (continued)

Retail Installment Contracts Held for Investment

For certain retail installment contracts held for investment within loans held for investment, the Company has elected the FVO. The fair values of the retail installment contracts are estimated using the DCF model. In estimating the fair value using this model, the Company uses significant unobservable inputs on key assumptions, which includes historical default rate and adjustments to reflect voluntary prepayments, prepayment rates based on available data from a comparable market securitization of similar assets, discount rates reflective of the cost of funding debt issuance and recent historical equity yields, and recovery rates based on the average severity utilizing reported severity rates and loss severity utilizing available market data from a comparable securitized pool. Accordingly, retail installment contracts held for investment are classified as Level 3.

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

Listed below are the most significant inputs that are utilized by the Company in the evaluation of residential MSRs:

•	A 10% and 20% increase in the CPR speed would decrease the fair value of the residential servicing asset by $5.0 million and $9.7 million, respectively, at June 30, 2015.

•	A 10% and 20% increase in the discount rate would decrease the fair value of the residential servicing asset by $5.7 million and $11.0 million, respectively, at June 30, 2015.

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

	Fair Value at June 30, 2015	Valuation Technique	Unobservable Inputs	Range (Weighted Average)
	(in thousands)
Financial Assets:
Asset-backed securities
Financing bonds	$1,485,627	Discounted Cash Flow	Discount Rate (1)	0.77% - 2.07% (1.12%)
Sale-leaseback securities	$53,856	Consensus Pricing (2)	Offered quotes (3)	136.45%
Retail installment contracts held for investment	$494,651	Discounted Cash Flow	ABS (4)	0.40%
			Prepayment rate (CPR) (5)	11.00%
			Discount Rate (6)	5.81% - 12.00% (10.03%)
			Recovery Rate (7)	25.00% - 43.00% (33.48%)
Mortgage servicing rights	$157,147	Discounted Cash Flow	Prepayment rate (CPR) (8)	0.01% - 39.75% (8.56%)
			Discount Rate (9)	9.90%
Mortgage banking interest rate lock commitments	$1,885	Discounted Cash Flow	Pull through percentage (10)	77.34%
			MSR value (11)	0.68% - 1.00% (0.95%)

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
(Unaudited)

NOTE 16. FAIR VALUE (continued)

Fair Value of Financial Instruments

The carrying amounts and estimated fair values, as well as the level within the fair value hierarchy, of the Company's financial instruments are as follows:

	June 30, 2015
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$2,254,233	$2,254,233	$2,254,233	$—	$—
Available-for-sale investment securities	19,324,217	19,324,217	10,411	17,774,323	1,539,483
Loans held for investment, net	76,414,038	76,871,797	3,333	91,274	76,777,190
Loans held-for-sale	1,886,090	1,948,742	—	1,948,742	—
Restricted cash	3,202,917	3,202,917	3,202,917	—	—
Mortgage servicing rights	157,147	157,147	—	—	157,147
Derivatives	406,950	406,950	—	405,047	1,903

Financial liabilities:
Deposits	54,622,913	54,644,361	46,727,994	7,916,367	—
Borrowings and other debt obligations	44,456,559	44,852,981	—	34,880,644	9,972,337
Derivatives	408,299	408,299	—	407,869	430

	December 31, 2014
	Carrying Value	Fair Value	Level 1	Level 2	Level 3
	(in thousands)
Financial assets:
Cash and amounts due from depository institutions	$2,234,725	$2,234,725	$2,234,725	$—	$—
Available-for-sale investment securities	15,908,078	15,908,078	10,343	14,630,092	1,267,643
Trading securities	833,936	833,936	—	833,936	—
Loans held for investment, net	73,923,745	74,265,569	—	101,218	74,164,351
Loans held-for-sale	260,252	260,251	—	260,251	—
Restricted cash	2,024,838	2,024,838	2,024,838	—	—
Mortgage servicing rights	145,047	145,047	—	—	145,047
Derivatives	387,170	387,170	—	384,100	3,070

Financial liabilities:
Deposits	52,474,007	52,507,347	45,162,698	7,344,649	—
Borrowings and other debt obligations	39,709,653	40,147,937	—	30,355,610	9,792,327
Derivatives	374,991	374,991	—	374,636	355

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

As of June 30, 2015 and December 31, 2014, the Company had $3.2 billion and $2.0 billion, respectively, of restricted cash. Restricted cash is related to cash restricted for investment purposes, cash posted for collateral purposes, cash advanced for loan purchases, and lockbox collections. Cash and cash equivalents, including restricted cash, have maturities of three months or less and, accordingly, the carrying amount of these instruments is deemed to be a reasonable estimate of fair value.

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

Deposits

The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits, interest-bearing demand deposit accounts, savings accounts and certain money market accounts is equal to the amount payable on demand and does not take into account the significant value of the cost advantage and stability of the Company’s long-term relationships with depositors. The fair value of fixed-maturity certificates of deposit ("CDs") is estimated by discounting cash flows using currently offered rates for deposits of similar remaining maturities. The related fair value measurements have generally been classified as Level 1 for core deposits, since the carrying value approximates fair value due to the short-term nature of the liabilities. All other deposits are considered to be Level 2.

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

Fair Value Option ("FVO") for Financial Assets and Financial Liabilities

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 16. FAIR VALUE (continued)

The following table summarizes the difference between the fair value and the principal balance of LHFS and retail installment contracts measured at fair value as of June 30, 2015.

	Fair Value	Aggregate Unpaid Principal Balance	Difference
	(in thousands)
Loans held-for-sale	$364,910	$366,118	$(1,208)
Nonaccrual loans	—	—	—

Retail installment contracts held for investment	$494,651	$644,108	$(149,457)
Nonaccrual loans	41,584	68,359	(26,775)

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

Residential MSRs

The Company elected to account for its existing portfolio of residential MSRs at fair value. This election created greater flexibility with regard to any ongoing decisions relating to risk management of the asset by mitigating the effects of changes to the residential MSRs' fair value through the use of risk management instruments.

The Company's residential MSRs had an aggregate fair value of $157.1 million at June 30, 2015. Changes in fair value totaling a gain of $14.2 million were recorded in net mortgage banking income in the Condensed Consolidated Statement of Operations during the six-month period ended June 30, 2015.

NOTE 17. BUSINESS SEGMENT INFORMATION

Business Segment Products and Services

The Company’s reportable segments are focused principally around the customers the Bank and SCUSA serve. The Company has identified the following reportable segments:

•
The Retail Banking segment is primarily comprised of the Bank's branch locations and residential mortgage business. The branch locations offer a wide range of products and services to customers, and attract deposits by offering a variety of deposit instruments including demand and interest-bearing demand deposit accounts, money market and savings accounts, CDs and retirement savings products. The branch locations also offer consumer loans such as credit cards, home equity loans and lines of credit, as well as business banking and small business loans to individuals. Effective in the second quarter of 2014, the Retail Banking segment also includes investment services, provides annuities, mutual funds, managed monies, and insurance products and acts as an investment brokerage agent to the customers of the Retail Banking segment.

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

On January 17, 2014, the Bank entered into a direct origination agreement with SCUSA under which the Bank had the first right to review and approve all prime Chrysler Capital consumer vehicle lease applications. SCUSA could review any applications declined by the Bank for SCUSA’s own portfolio. SCUSA provides servicing and receives an origination fee on all leases originated under this agreement. During April 2015, the Bank and SCUSA determined not to renew this direct origination agreement which expired by its terms on May 9, 2015.

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

During the second quarter of 2015, certain management and business line changes were announced, which will be effective for reporting purposes during the third quarter of 2015. Management is in the process of evaluating the impact, if any, of the changes on the Company's reportable segments.

Certain segments previously deemed quantitatively significant no longer met the threshold and have been combined with the Other category as of June 30, 2015. Prior period results have been recast to conform to the new composition of the reportable segment.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17. BUSINESS SEGMENT INFORMATION (continued)

Results of Segments

The following tables present certain information regarding the Company’s segments.

For the Three-Month Period Ended	SHUSA excluding SCUSA					Non-GAAP measure(4)
June 30, 2015	Retail Banking	Auto Finance & Alliances	Real Estate and Commercial Banking	Global Banking & Markets and Large Corporate	Other(2)	SCUSA(3)	SCUSA Purchase Price Adjustments	Eliminations	Total
	(dollars in thousands)
Net interest income	$194,142	$19,275	$134,756	$54,167	$(15,685)	$1,228,545	$147,057	$58	$1,762,315
Total non-interest income	100,062	93,839	22,339	26,097	21,349	533,510	12,664	(6,880)	802,980
Provision/(release) for credit losses	14,413	3,621	27,845	1,013	(9,892)	738,732	226,022	—	1,001,754
Total expenses	294,187	87,929	53,634	23,400	142,985	576,628	3,315	(7,488)	1,174,590
Income/(loss) before income taxes	(14,396)	21,564	75,616	55,851	(127,429)	446,695	(69,616)	666	388,951

Intersegment (expense)/revenue(1)	76,483	(7,417)	(68,164)	(10,590)	9,688	—	—	—	—
Total average assets	17,939,279	5,405,279	23,107,891	12,017,258	30,480,267	34,663,689	—	—	123,613,663

For the Six-Month Period Ended	SHUSA excluding SCUSA					Non-GAAP measure(4)
June 30, 2015	Retail Banking	Auto Finance & Alliances	Real Estate and Commercial Banking	Global Banking & Markets and Large Corporate	Other(2)	SCUSA(3)	SCUSA Purchase Price Adjustments	Eliminations	Total
	(dollars in thousands)
Net interest income	$384,549	$38,538	$261,477	$103,331	$(2,163)	$2,388,550	$241,826	$145	$3,416,253
Total non-interest income	170,044	176,010	44,419	43,681	43,955	956,480	50,981	(16,973)	1,468,597
Provision/(release) for credit losses	34,008	6,553	18,078	4,234	21,127	1,344,714	445,224	—	1,873,938
Total expenses	579,155	166,056	107,563	46,473	254,119	1,122,946	(3,828)	(15,533)	2,256,951
Income/(loss) before income taxes	(58,570)	41,939	180,255	96,305	(233,454)	877,370	(148,589)	(1,295)	753,961

Intersegment (expense)/revenue(1)	143,585	(14,057)	(140,596)	(19,841)	30,909	—	—	—	—
Total average assets	18,018,981	5,222,273	23,039,163	11,310,066	29,834,163	33,780,584	—	—	121,205,230

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 17. BUSINESS SEGMENT INFORMATION (continued)

For the Three- Month Period Ended	SHUSA excluding SCUSA					Non-GAAP measure(4)
June 30, 2014	Retail Banking	Auto Finance & Alliances	Real Estate and Commercial Banking	Global Banking & Markets and Large Corporate	Other(2)	SCUSA(3)	SCUSA Purchase Price Adjustments	Eliminations	Total
	(dollars in thousands)
Net interest income	$214,495	$18,696	$129,579	$45,460	$(10,814)	$1,083,651	$108,967	$—	$1,590,034
Total non-interest income	83,428	34,312	23,365	15,194	29,882	314,172	161,914	(23,977)	638,290
Provision/(release) for credit losses	11,134	1,694	(12,019)	(4,199)	(36,610)	588,577	137,457	—	686,034
Total expenses	253,041	35,620	44,603	19,447	224,212	419,121	14,603	(7,418)	1,003,229
Income/(loss) before income taxes	33,748	15,694	120,360	45,406	(168,534)	390,125	118,821	(16,559)	539,061

Intersegment revenue/(expense)(1)	61,617	(3,248)	(76,817)	(9,020)	27,468	—	—	—	—
Total average assets	18,695,696	2,925,777	22,780,861	9,213,611	26,064,827	29,409,369	—	—	109,090,141

For the Six- Month Period Ended	SHUSA excluding SCUSA					Non-GAAP measure(4)
June 30, 2014	Retail Banking	Auto Finance & Alliances	Real Estate and Commercial Banking	Global Banking & Markets and Large Corporate	Other(2)	SCUSA(3)	SCUSA Purchase Price Adjustments	Eliminations	Total
	(dollars in thousands)
Net interest income	$429,586	$37,543	$247,613	$87,015	$(21,292)	$2,145,853	$179,957	$(344,136)	$2,762,139
Total non-interest income	170,846	40,372	49,279	37,621	57,957	553,770	245,142	(83,980)	1,071,007
Gain on Change in Control	—	—	—	—	—	—	2,428,539	—	2,428,539
Provision/(release) for credit losses	20,344	1,690	(7,352)	(1,761)	(52,921)	1,287,155	(337)	(225,454)	1,021,364
Total expenses	499,882	46,037	89,857	35,637	357,290	892,837	105,153	(253,083)	1,773,610
Income/(loss) before income taxes	80,206	30,188	214,387	90,760	(267,704)	519,631	2,748,822	50,421	3,466,711

Intersegment revenue/(expense)(1)	126,253	(5,418)	(161,208)	(18,096)	58,469	—	—	—	—
Total average assets	18,746,035	2,638,505	22,579,026	8,828,262	26,291,936	23,864,215	—	—	102,947,979

(1)	Intersegment revenue/(expense) represents charges or credits for funds used or provided by each of the segments and is included in net interest income.

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

(4)
Purchase Price Adjustments represent the impact that SCUSA purchase marks had on the results of SCUSA included within the consolidated operations of SHUSA, while eliminations adjust for the one month that SHUSA accounted for SCUSA as an equity method investment and eliminate intercompany transactions.

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

EXECUTIVE SUMMARY

Santander Holdings USA, Inc. ("SHUSA" or the "Company") is the parent company of Santander Bank, National Association, (the "Bank"), a national banking association, and owns approximately 59% of Santander Consumer USA Holdings Inc. (together with its subsidiaries, "SCUSA"), a consumer finance company focused on vehicle finance and personal lending products. SHUSA is headquartered in Boston, Massachusetts and the Bank's main office is in Wilmington, Delaware. SHUSA is a wholly-owned subsidiary of Banco Santander, S.A. ("Santander").

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

SCUSA is headquartered in Dallas, Texas, and its primary business is the indirect origination of retail installment contracts, principally through manufacturer-franchised dealers in connection with their sale of new and used vehicles to retail consumers. SCUSA also offers a full spectrum of auto financing products and services to Chrysler customers and dealers under the Chrysler Capital brand, the trade name used in providing services ("Chrysler Capital") under the ten-year private label financing agreement SCUSA signed with the Chrysler Group LLC (the “Chrysler Agreement”). These products and services include consumer retail installment contracts and leases, as well as dealer loans for inventory, construction, real estate, working capital and revolving lines of credit. SCUSA also originates vehicle loans through a web-based direct lending program, purchases vehicle retail installment contracts from other lenders, and services automobile and recreational and marine vehicle portfolios for other lenders. Additionally, SCUSA has several relationships through which it provides unsecured consumer loans, private-label credit cards and other consumer finance products.

On January 22, 2014, SCUSA's registration statement for an initial public offering ("IPO") of shares of its common stock (the “SCUSA Common Stock”), was declared effective by the Securities and Exchange Commission (the “SEC”). Prior to the IPO, the Company owned approximately 65% of the shares of SCUSA's common stock.

On January 28, 2014, the IPO was closed, and certain stockholders of SCUSA, including the Company and Sponsor Auto Finance Holdings Series LP ("Sponsor Holdings"), sold 85,242,042 shares of SCUSA Common Stock. Immediately following the IPO, the Company owned approximately 61% of the shares of SCUSA Common Stock. In connection with these sales, certain board representation, governance and other rights granted to Dundon DFS, LLC ("DDFS") and Sponsor Holdings were terminated as a result of the reduction in DDFS and Sponsor Holdings’ collective ownership of shares of SCUSA Common Stock below certain ownership thresholds, causing the first quarter 2014 change in control and consolidation of SCUSA (the "Change in Control").

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

On July 2, 2015, SHUSA announced that it had entered into an agreement with Thomas Dundon, the former Chief Executive Officer of SCUSA, DDFS, and Santander (the “Separation Agreement”), pursuant to which, among other things, the Company was deemed to have irrevocably exercised its option to acquire all of the shares of SCUSA Common Stock owned by DDFS, subject to the receipt of all required regulatory approvals. At June 30, 2015, the SCUSA Common Stock held by DDFS represented approximately 9.8% of SCUSA Common Stock. SHUSA assigned its right to purchase those shares to Santander which would then contribute the shares to SHUSA.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

On July 30, 2015, Scott Powell, President and Chief Executive Officer of SHUSA, was appointed President and Chief Executive Officer of SBNA replacing Román Blanco. Mr. Powell continues to serve as the President and Chief Executive Officer of SHUSA.

ECONOMIC AND BUSINESS ENVIRONMENT

Overview

During the second quarter of 2015, the U.S. economy grew slowly while market results remained flat; partially rebounding after the European economic crisis negatively impacted the global markets during the quarter.

The unemployment rate in June 30, 2015 improved to 5.3%, down from 5.5% at March 31, 2015 and 6.1% one year ago. According to the U.S Bureau of Labor Statistics, the job growth is primarily attributed to the professional and business services, retail trade, and health care sectors.

Early indicators for quarterly results were generally positive, despite concerns about the slow growth of the economy, which were evident in market results. The total year-to-date returns for the following indices, based on closing prices, at June 30, 2015 were:

June 30, 2015
Dow Jones Industrial Average	(0.3)%
S&P 500	0.4%
NASDAQ Composite	13.4%

At its June 2015 meeting, the Federal Open Market Committee (the “FOMC”) announced its plans to maintain the federal funds rate target at 0-.25%. and the targeted inflation rate at 2%. While the federal funds rate has remained on target, the inflation rate remains just under 2.0%. In late 2014, the FOMC also announced its plan to discontinue its agency mortgage-backed securities ("MBS") and long-term Treasury securities purchase programs, citing "substantial improvement in the outlook for the labor market" and strength in the overall economy to support progress towards maximum employment and price stability. As of its June statement, the FOMC had not confirmed timing for its initial increase in the target ranges for either measure, although many financial information resources have published expectations that the initial increase will occur sometime in 2015.

The 10-year Treasury bond rate at June 30, 2015 was 2.34%, up from 2.17 % at December 31, 2014 and down from 2.52% one year prior. Over the past year, the 10-year Treasury bond rate decreased 18 basis points. At the time of filing this Form 10-Q, second quarter 2015 mortgage origination activity results were not available, but forecasts projected increased activity in 2015 that would exceed origination activity for the same quarter in 2014.

Despite the trends in consumer mortgage origination, the most recent indicators show that commercial real estate and multifamily originations have increased compared with both the prior quarter and prior year. At the time of the filing of this Form 10-Q, second quarter 2015 data was not fully available. As of March 31, 2015, the ratio of non-performing loans ("NPLs") to total loans for U.S banks declined 6% from December 31, 2014 and 23% from one year prior, which provides evidence of improving credit quality and downward trends in general allowance reserves.

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

European Exposure

Concerns about the European Union’s sovereign debt and the future of the euro have caused uncertainty for financial markets globally. Other than borrowing agreements and related party transactions with Santander, as further described in the Financial Condition section of this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") and Notes to the Condensed Consolidated Financial Statements, the Company's exposure to European countries includes the following:

	June 30, 2015
Country	Covered Bonds	Financial Institution Bonds	Non-Financial Institutions Bonds	Total
	(in thousands)
France	$—	$31,010	$4,958	$35,968
Germany	—	—	138,572	138,572
Great Britain	—	80,123	278,427	358,550
Italy	—	15,784	57,241	73,025
Netherlands	—	45,961	—	45,961
Norway	—	—	7,995	7,995
Portugal	—	—	40,917	40,917
Spain	93,635	11,013	44,290	148,938
Sweden	—	72,869	—	72,869
Switzerland	—	14,971	—	14,971
	$93,635	$271,731	$572,400	$937,766

The market value of the Company's European exposure at June 30, 2015 was $0.9 billion.

	December 31, 2014
Country	Covered Bonds	Financial Institution Bonds	Non-Financial Institutions Bonds	Total
	(in thousands)
France	$—	$143,475	$4,953	$148,428
Germany	—	—	139,233	139,233
Great Britain	—	119,048	295,436	414,484
Italy	—	48,765	57,803	106,568
Netherlands	—	49,886	—	49,886
Norway	—	—	7,994	7,994
Portugal	—	—	41,081	41,081
Spain	93,938	78,098	61,355	233,391
Sweden	—	77,847	—	77,847
Switzerland	—	14,970	—	14,970
	$93,938	$532,089	$607,855	$1,233,882

The market value of the Company's European exposure at December 31, 2014 was $1.3 billion.

These investments are included within corporate debt securities discussed in Note 4 to the Condensed Consolidated Financial Statements. The Company's total exposure to European entities decreased $296.1 million, or 24.0%, from December 31, 2014 to June 30, 2015.

As of June 30, 2015, the Company had approximately $304.4 million of loans that were denominated in a currency other than the USD.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overall, gross exposure to the foregoing countries was approximately 1.0% of the Company's total assets as of June 30, 2015, and no more than 1% was to any given country or third party. The Company currently does not have credit protection on any of these exposures, nor does it provide lending services in Europe. The Company transacts with various European banks as counterparties to interest rate swaps and foreign currency transactions for its hedging and customer-related activities; however, these derivatives transactions are generally subject to master netting and collateral support agreements, which significantly limit the Company’s exposure to loss.

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

Credit Rating Actions

The following table presents Moody's and Standard & Poor's ("S&P") credit ratings for the Bank, SHUSA, Santander and the Kingdom of Spain as of June 30, 2015:

	BANK		SHUSA		SANTANDER		SPAIN
	Moody's	S&P	Moody's	S&P	Moody's	S&P	Moody's	S&P
LT Senior Debt	Baa2	BBB	Baa2	BBB	A3	BBB+	Baa2	BBB
ST Deposits	P-1	A-2	n/a	A-2	P-2	A-2	n/a	A-2
Outlook	Stable	Stable	Negative	Stable	Positive	Stable	Positive	Stable

During 2014, S&P upgraded the long-term senior debt rating of Santander from BBB to BBB+. S&P also upgraded the Kingdom of Spain's long-term debt rating from BBB- to BBB and short-term deposits rating from A-3 to A-2.

SHUSA funds its operations independently of the other entities owned by Santander, and believes its business is not necessarily closely related to the business or outlook of other entities owned by Santander. Future changes in the credit ratings of its parent, Santander, or the Kingdom of Spain could impact SHUSA's or its subsidiaries' credit ratings, and any other change in the condition of Santander could affect SHUSA.

On March 16, 2015 Moody's published its new bank rating methodology and subsequently announced multiple rating actions following the publication of its new methodology. The rating actions affect 1,021 of 1,934 rated banking entities which include operating banks, holding companies, subsidiaries, special purpose issuance conduits, branches and other entities for which Moody's has assigned ratings to at least one debt class. Moody's noted that the deposit ratings of most U.S. banking entities are on review for upgrade and their bank-level senior unsecured debt and issuer ratings are on review for downgrade. These rating actions reflect the Loss Given Failure component of Moody's new methodology. On May 15, 2015, Moody's upgraded the Bank's short-term deposit rating by 1 notch (from P-2 to P1) and downgraded its senior unsecured debt rating by 1 notch from Baa1 to Baa2. SHUSA's ratings were not placed under review by Moody's.

On June 17, 2015 Moody's upgraded Santander's long-term senior debt rating from Baa1 to A3 and changed Santander's outlook from Stable to Positive.

At this time, SCUSA is not rated by the major credit rating agencies.

The Bank estimates that a one or two notch downgrade by either S&P or Moody's would require the Bank to post up to an additional $3.5 million or $5.5 million, respectively, to comply with existing derivative agreements.

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

As SCUSA is a subsidiary of SHUSA, it is also subject to regulatory oversight from the Board of Governors of the Federal Reserve System ("Federal Reserve") for bank holding company ("BHC") regulatory supervision purposes.

Dodd-Frank Wall Street Reform and Consumer Protection Act ("DFA")

On July 21, 2010, the DFA, which instituted major changes to the banking and financial institutions regulatory regimes in light of the recent performance of, and government intervention in, the financial services sector, was enacted. The DFA includes a number of provisions designed to promote enhanced supervision and regulation of financial companies and financial markets. The DFA introduced a substantial number of reforms that reshape the structure of the regulation of the financial services industry. Although the full impact of this legislation on the Company and the industry will not be known until these regulations are complete, which could take several years, the enhanced regulation has involved and will continue to involve higher compliance costs and have negatively affected the Company's revenue and earnings.

More specifically, the DFA imposes heightened prudential requirements on BHCs with at least $50.0 billion in total consolidated assets (often referred to as “systemically important financial institutions”), which includes the Company, and requires the Federal Reserve to establish prudential standards for such BHCs that are more stringent than those applicable to other BHCs, including standards for risk-based requirements and leverage limits; heightened capital and liquidity standards, including eliminating trust preferred securities as Tier 1 regulatory capital; enhanced risk-management requirements; and credit exposure reporting and concentration limits. These changes are expected to impact the profitability and growth of the Company.

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

In March 2013, the CFPB issued a bulletin recommending that indirect vehicle lenders, which include SCUSA, take steps to monitor and impose controls over dealer mark-up policies whereby dealers charge consumers higher interest rates, with the mark-up shared between the dealer and the lender. Dealers are allowed to mark-up interest rates by a maximum of 2.00%, but in October 2013 SCUSA reduced their maximum compensation (participation from 2.00% (industry practice) to 1.75%.) We believe this restriction removes the dealers' incentive to mark-up rates beyond 1.75%. We plan to continue to evaluate this policy for effectiveness and may make further changes to strengthen oversight of dealers and mark-up rates.

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

Volcker Rule

The DFA added new section 13 to the Bank Holding Company Act. Section 13, which is commonly referred to as the “Volcker Rule”, prohibits a “banking entity” from engaging in “proprietary trading” or engaging in any of the following activities with respect to a hedge fund or a private equity fund (together, a “covered fund”): (i) acquiring or retaining any equity, partnership or other ownership interest in the fund; (ii) controlling the fund; or (iii) engaging in certain transactions with the fund if the banking entity or any affiliate is an investment adviser or sponsor to the fund. These prohibitions are subject to certain exemptions for permitted activities.

Because the term “banking entity” includes an insured depository institution, a depository institution holding company and any affiliate of any of the foregoing, the Volcker Rule has sweeping worldwide application and covers entities such as Santander, SHUSA, SCUSA, the Bank and numerous other Santander subsidiaries in the United States and abroad.

When the agencies responsible for administering the Volcker Rule approved the final regulations implementing the rule, the Federal Reserve extended the deadline for compliance with the rule until July 21, 2015. The Federal Reserve subsequently extended the deadline by which banking entities were to conform investments in and relationships with covered funds and foreign funds that may be subject to the Volcker Rule and that were in place prior to December 31, 2013 (“Legacy Covered Funds”) until July 21, 2016. Furthermore, the Federal Reserve expressed its intention to grant a final one-year extension until July 21, 2017 to conform ownership interests in and relationships with Legacy Covered Funds. The extension did not apply to non-Legacy Covered Funds or to proprietary trading activities which were required to conform to the Volcker Rule by July 21, 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

In implementing the Volcker Rule, an examination was made of all activities and investments worldwide to determine which banking entities were involved in proprietary trading and/or covered fund activity. Based on this review, all proprietary trading that was not permitted under the Volcker Rule was terminated and all covered fund activity was addressed under the rule’s requirements. As a result, Santander and its banking entity subsidiaries satisfied all requirements of the Volcker Rule for non-legacy covered funds by July 21, 2015 deadline. In addition, many legacy covered funds have already been conformed to the requirements of the Volcker Rule and will either be conformed to the Volcker Rule’s requirements or divested before any deadline for conformance.

Various policies and procedures, training programs, recordkeeping, internal controls and other compliance requirements that are necessary to comply with the Volcker Rule were implemented before July 21, 2015. As required by the Volcker Rule, the compliance infrastructure has been tailored to each banking entity based on the size of the banking entity and its level of trading activities. The compliance program includes, among other things, processes for prior approval of new activities and investments that are permitted under the rule, testing and auditing for compliance and a process for attesting annually that the compliance program is reasonably designed to achieve compliance with the Volcker Rule.

Basel III

New and evolving capital standards, both as a result of the DFA and the implementation in the U.S. of Basel III, will have a significant effect on banks and BHCs, including SHUSA and the Bank. In July 2013, the Federal Reserve, the Federal Deposit Insurance Corporation (the "FDIC") and the OCC released final U.S. Basel III regulatory capital rules implementing the global regulatory capital reforms of Basel III. The final rules established a comprehensive capital framework that includes both the advanced approaches for the largest internationally active U.S. banks, formerly known as Basel II, and a standardized approach that applies to all banking organizations with over $500 million in assets. Subject to various transition periods, the rule became effective for the largest banks on January 1, 2014, and for all other banks on January 1, 2015.

The new rules narrow the definition of regulatory capital and establish higher minimum risk-based capital ratios that, when fully phased in, will require banking organizations, including SHUSA and the Bank, to maintain a minimum common equity tier 1 ("CET1") ratio of 4.5%, a Tier 1 capital ratio of 6.0%, a total capital ratio of 8.0% and a minimum leverage ratio of 4.0%, calculated as the ratio of Tier 1 capital to average consolidated assets for the quarter. These requirements for SHUSA and the Bank went into effect on January 1, 2015.

A capital conservation buffer of 2.5% above each of these levels (to be phased in over three years starting in 2016, beginning at 0.625% and increasing by that amount on each subsequent January 1, until it reaches 2.5% on January 1, 2019) will be required for banking institutions and BHCs to avoid restrictions on their ability to make capital distributions, including paying dividends.

The final framework included new deductions from and adjustments to CET1. These include, for example, the requirement that mortgage servicing rights ("MSRs"), deferred tax assets dependent upon future taxable income and significant investments in non-consolidated financial entities are deducted from CET1 to the extent any one such category exceeds 10% of CET1 or all such categories in the aggregate exceed 15% of CET1. Implementation of the deductions and other adjustments to CET1 for SHUSA and the Bank began on January 1, 2015 and will be phased in over three years.

As of June 30, 2015, the Bank's and SHUSA's CET1 ratio under Basel III, on a fully phased-in basis under the standardized approach, were 13.38% and 10.94%, respectively. Under the transitions provided under Basel III, the Bank's and SHUSA's CET1 ratio under the standardized approach, were 13.81% and 11.93%, respectively. The calculation of the CET1 ratio under both a fully phased in and transition basis is based on management's interpretation of the final rules adopted by the Federal Reserve in July 2013. As part of the implementation of any regulations, management interprets the rules in order to implement the new regulations. If the regulators would interpret the rules differently, there could be an impact to the results of the calculation which may have a negative impact to the calculation of CET1. As mentioned above, the minimum required CET1 ratio is comprised of the 4.5% minimum and the 2.5% conservation buffer. On that basis, we believe that, as of June 30, 2015, the Company would remain above regulatory minimums under the currently enacted capital adequacy requirements of Basel III, including when implemented on a fully phased-in basis.

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

Stress Tests and Capital Adequacy

Pursuant to the DFA, as part of the Federal Reserve's annual CCAR, certain banks and BHCs, including the Company and the Bank, are required to perform stress tests and submit capital plans to the Federal Reserve and the OCC on an annual basis, and to receive a notice of non-objection to those capital plans from the Federal Reserve and the OCC before taking capital actions, such as paying dividends, implementing common equity repurchase programs, or redeeming or repurchasing capital instruments. As a consolidated subsidiary of SHUSA, SCUSA is included in our stress tests and capital plans. On March 26, 2014, the Federal Reserve announced that, based on qualitative concerns, it objected to the Company's 2014 capital plans. The Federal Reserve did not object to SHUSA’s payment of dividends on its outstanding class of preferred stock.

On May 1, 2014, the Board of Directors of SCUSA declared the May SCUSA Dividend. The Federal Reserve informed SHUSA on May 22, 2014 that it did not object to SCUSA's payment of the May SCUSA Dividend, provided that Santander contribute at least $20.9 million of capital to SHUSA prior to such payment, so that SHUSA's consolidated capital position would be unaffected by the May SCUSA dividend. The Federal Reserve also informed SHUSA that, until the Federal Reserve issues a non-objection to SHUSA's capital plan, any future SCUSA dividend will require prior receipt of a written non-objection from the Federal Reserve. On May 28, 2014, SHUSA issued 84,000 shares of its common stock, no par value per share, to Santander in exchange for cash in the amount of $21 million.

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

On March 11, 2015, the Federal Reserve announced that SHUSA received an objection from the FRB of Boston to the 2015 capital plan SHUSA submitted on January 5, 2015. The FRB of Boston objected to SHUSA’s capital plan on qualitative grounds due to significant deficiencies in SHUSA’s capital planning process. Subject to the restrictions outlined above with respect to the written agreement, the FRB did not object to SHUSA’s payment of dividends on its outstanding class of preferred stock. The FRB of Boston did object to the requested payment of dividends on SCUSA Common Stock.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

On July 2, 2015, the Company entered into a written agreement with the FRB of Boston. Under the terms of the written agreement, the Company is required to make enhancements with respect to, among other matters, board oversight of the consolidated organization, risk management, capital planning and liquidity risk management.

Total Loss Absorbing Capacity

The FRB has also indicated that it is in the process of considering new rules to address the amount of equity and unsecured debt a company must hold to facilitate its orderly liquidation, often referred to as Total Loss Absorbing Capacity ("TLAC"). In November 2014, the Financial Stability Board ("FSB") issued for public consultation policy proposals on TLAC. Under the FSB’s TLAC proposal, global systemically important banks would be required to hold loss absorbing equity and unsecured debt of 16-20% of RWAs, with at least 33% of this total being unsecured debt rather than equity. The FRB will likely propose related rules sometime after the FSB’s public consultation on the TLAC proposal ends.

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

During the period covered by this quarterly report:

•
Santander UK plc ("Santander UK") holds frozen savings and current accounts for two customers resident in the U.K. who are currently designated by the U.S. for terrorism. The accounts held by each customer were blocked after the customer's designation and have remained blocked and dormant throughout the first half of 2015. No revenue has been generated by Santander UK on these accounts.

•
An Iranian national, resident in the U.K., who is currently designated by the U.S. under the Iranian Financial Sanctions Regulations and the Weapons of Mass Destruction Proliferators ("NPWMD") designation, holds a mortgage with Santander U.K. that was issued prior to any such designation. No further draw-down has been made (or would be allowed) under this mortgage, although Santander U.K. continues to receive repayment installments. In the first half of 2015, total revenue in connection with this mortgage was approximately £1,780, while net profits were negligible relative to the overall profits of Santander U.K. Santander U.K. does not intend to enter into any new relationships with this customer, and any disbursements will only be made in accordance with applicable sanctions. The same Iranian national also holds two investment accounts with Santander Asset Management UK Limited. The accounts have remained frozen during the first half of 2015. The investment returns are being automatically reinvested, and no disbursements have been made to the customer. Total revenue for the Santander group in connection with the investment accounts was approximately £120 while net profits in the first half of 2015 were negligible relative to the overall profits of Santander.

In addition, the Santander group has certain legacy export credits and performance guarantees with Bank Mellat, which are included in the U.S. Department of the Treasury’s Office of Foreign Assets Control’s Specially Designated Nationals and Blocked Persons List. Santander entered into two bilateral credit facilities in February 2000 in an aggregate principal amount of €25.9 million. Both credit facilities matured in 2012. In addition, in 2005 Santander participated in a syndicated credit facility for Bank Mellat of €15.5 million, which matured on July 6, 2015. As of June 30, 2015, Santander was owed €1.2 million under this credit facility.

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

In the aggregate, all of the transactions described above resulted in approximately €9,750 in gross revenues and approximately €44,000 of net loss to the Santander group in the first half of 2015, all of which resulted from the performance of export credit agencies rather than any Iranian entity. The Santander group has undertaken significant steps to withdraw from the Iranian market such as closing its representative office in Iran and ceasing all banking activities therein, including correspondent relationships, deposit taking from Iranian entities and issuing export letters of credit, except for the legacy transactions described above. The Santander group is not contractually permitted to cancel these arrangements without either (i) paying the guaranteed amount - which payment would be frozen as explained above (in the case of the performance guarantees), or (ii) forfeiting the outstanding amounts due to it (in the case of the export credits). Accordingly, the Santander group intends to continue to provide the guarantees and hold these assets in accordance with company policy and applicable laws.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2015 AND 2014

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Net interest income	$1,762,315	$1,590,034	$3,416,253	$2,762,139
Provision for credit losses	(1,001,754)	(686,034)	(1,873,938)	(1,021,364)
Total non-interest income	802,980	638,290	1,468,597	3,499,546
General and administrative expenses	(1,144,848)	(870,238)	(2,194,545)	(1,610,519)
Other expenses	(29,742)	(132,991)	(62,406)	(163,091)
Income before income taxes	388,951	539,061	753,961	3,466,711
Income tax provision	(119,971)	(199,746)	(232,944)	(1,249,753)
Net income(1)	$268,980	$339,315	$521,017	$2,216,958
(1) Includes non-controlling interest

The Company reported pre-tax income of $389.0 million and $754.0 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to pretax income of $539.1 million and $3.5 billion for the three-month and six-month periods ended June 30, 2014. Factors contributing to this decrease were as follows:

•
Net interest income increased $172.3 million and $654.1 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding period in 2014. The increases were primarily due to the increased interest income as a result of the growing retail installment contract and auto loans portfolio.

•
The provision for credit losses increased $315.7 million and $852.6 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding period in 2014. The increases were primarily due to the continued growth in retail installment contracts and the related provisioning for this portfolio.

•
Total non-interest income increased $164.7 million and decreased $2.0 billion for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. The decrease for the six-month period was primarily due to the one-time net gain recognized in the first quarter of 2014 related to the Change in Control. The increase for the three-month period was primarily due to higher lease income in the current period.

•
Total general and administrative expenses increased $274.6 million and $584.0 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. The increases were primarily due to increases in lease expense, as well as compensation and benefits.

•
Other expenses decreased $103.2 million and $100.7 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding period in 2014. The decreases were primarily due to a one-time impairment charge on long-lived assets in the second quarter of 2014.

•
The income tax provision decreased $79.8 million and $1.0 billion for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. The decrease was due to lower taxable income in the current period.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONDENSED CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
THREE-MONTH PERIODS ENDED JUNE 30, 2015 AND 2014
	2015 (1)			2014
	Average Balance	Tax Equivalent Interest	Yield/ Rate	Average Balance	Tax Equivalent Interest	Yield/ Rate
	(in thousands)
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$20,310,189	$92,834	1.83%	$13,919,999	$80,561	2.32%
LOANS(2):
Commercial loans	29,952,929	232,174	3.11%	25,525,650	211,169	3.32%
Multi-family	8,430,825	90,888	4.32%	9,323,782	95,933	4.13%
Consumer loans:
Residential mortgages	6,889,879	66,875	3.89%	9,600,362	96,021	4.00%
Home equity loans and lines of credit	6,167,458	54,560	3.55%	6,202,153	55,346	3.58%
Total consumer loans secured by real estate	13,057,337	121,435	3.73%	15,802,515	151,367	3.84%
Retail installment contracts and auto loans	24,781,814	1,340,883	21.70%	21,298,433	1,137,964	21.43%
Personal unsecured	2,778,999	164,017	23.67%	1,707,820	164,416	38.61%
Other consumer(3)	1,197,693	26,085	8.74%	1,509,581	33,988	9.03%
Total consumer	41,815,843	1,652,420	15.85%	40,318,349	1,487,735	14.80%
Total loans	80,199,597	1,975,482	9.88%	75,167,781	1,794,837	9.58%
Allowance for loan losses (4)	(2,749,935)	—	—%	(1,268,686)	—	—%
NET LOANS	77,449,662	1,975,482	10.23%	73,899,095	1,794,837	9.74%
TOTAL EARNING ASSETS	97,774,491	$2,068,538	8.49%	87,819,094	$1,875,398	8.56%
Other assets(5)	25,839,172			21,271,047
TOTAL ASSETS	$123,613,663			$109,090,141
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest bearing demand deposits	$11,523,640	$13,410	0.47%	$10,946,895	$6,184	0.23%
Savings	4,007,949	1,228	0.12%	4,092,261	1,397	0.14%
Money market	22,561,364	31,688	0.56%	19,126,366	19,384	0.41%
Certificates of deposit	8,335,560	18,866	0.91%	7,277,223	19,750	1.09%
TOTAL INTEREST BEARING DEPOSITS	46,428,513	65,192	0.56%	41,442,745	46,715	0.45%
BORROWED FUNDS:
FHLB advances	8,565,055	44,156	2.07%	7,045,631	66,321	3.77%
Federal funds and repurchase agreements	20,055	9	0.18%	1,923	—	—%
Other borrowings	34,175,686	188,218	2.21%	28,361,836	157,635	2.23%
TOTAL BORROWED FUNDS (6)	42,760,796	232,383	2.18%	35,409,390	223,956	2.54%
TOTAL INTEREST BEARING FUNDING LIABILITIES	89,189,309	297,575	1.34%	76,852,135	270,671	1.41%
Noninterest bearing demand deposits	8,007,248			7,883,429
Other liabilities(7)	3,337,418			2,488,743
TOTAL LIABILITIES	100,533,975			87,224,307
STOCKHOLDER’S EQUITY	23,079,688			21,865,834
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$123,613,663			$109,090,141
TAXABLE EQUIVALENT NET INTEREST INCOME		$1,770,741			$1,604,727
NET INTEREST SPREAD (8)			7.15%			7.15%
NET INTEREST MARGIN (9)			7.26%			7.33%

(1)	Average balances are based on daily averages when available. When daily averages are unavailable, mid-month averages are substituted.

(2)
Interest on loans includes amortization of premiums and discounts on purchased loan portfolios and amortization of deferred loan fees, net of origination costs. Average loan balances includes non-accrual loans and loans-held-for-sale ("LHFS").

(3)	Other consumer primarily includes recreational vehicle ("RV") and marine loans.

(4)	Refer to Note 5 to the Condensed Consolidated Financial Statements for further discussion.

(5)
Other assets primarily includes goodwill and intangibles, premise and equipment, net deferred tax assets, equity method investments, BOLI, accrued interest receivable, derivative assets, miscellaneous receivables, prepaid expenses and MSRs. Refer to Note 9 to the Condensed Consolidated Financial Statements for further discussion.

(6)	Refer to Note 10 to the Condensed Consolidated Financial Statements for further discussion.

(7)	Other liabilities primarily includes accounts payable and accrued expenses, derivative liabilities, net deferred tax liabilities and the unfunded lending commitments liability.

(8)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(9)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

CONDENSED CONSOLIDATED AVERAGE BALANCE SHEET / TAX EQUIVALENT NET INTEREST MARGIN ANALYSIS
SIX-MONTH PERIODS ENDED JUNE 30, 2015 AND 2014
	2015 (1)			2014
	Average Balance	Tax Equivalent Interest	Yield/ Rate	Average Balance	Tax Equivalent Interest	Yield/ Rate
	(in thousands)
EARNING ASSETS
INVESTMENTS AND INTEREST EARNING DEPOSITS	$19,506,486	$198,937	2.06%	$14,666,591	$161,506	2.20%
LOANS(2):
Commercial loans	29,160,258	455,822	3.15%	24,926,955	417,597	3.37%
Multi-family	8,502,620	180,324	4.28%	9,138,797	186,443	4.11%
Consumer loans:
Residential mortgages	6,899,997	136,446	3.99%	9,614,289	192,583	4.01%
Home equity loans and lines of credit	6,178,924	109,063	3.56%	6,226,557	110,630	3.58%
Total consumer loans secured by real estate	13,078,921	245,509	3.79%	15,840,846	303,213	3.84%
Retail installment contracts and auto loans	23,972,009	2,531,387	21.29%	17,511,736	1,892,323	21.79%
Personal unsecured	2,745,867	345,073	25.34%	1,437,366	272,501	38.23%
Other consumer(3)	1,235,366	55,515	9.06%	1,502,544	60,731	8.15%
Total consumer	41,032,163	3,177,484	15.62%	36,292,492	2,528,768	14.04%
Total loans	78,695,041	3,813,630	9.77%	70,358,244	3,132,808	8.97%
Allowance for loan losses (4)	(2,484,888)	—	—%	(1,099,851)	—	—%
NET LOANS	76,210,153	3,813,630	10.09%	69,258,393	3,132,808	9.11%
TOTAL EARNING ASSETS	95,731,279	$4,013,009	8.45%	83,924,984	$3,294,314	7.91%
Other assets(5)	25,473,951			19,022,995
TOTAL ASSETS	$121,205,230			$102,947,979
INTEREST BEARING FUNDING LIABILITIES
Deposits and other customer related accounts:
Interest bearing demand deposits	$11,559,856	$26,253	0.46%	$10,799,201	$13,047	0.24%
Savings	3,955,886	2,430	0.12%	4,027,282	2,672	0.13%
Money market	22,310,297	62,043	0.56%	19,069,057	38,372	0.41%
Certificates of deposit	8,260,754	37,862	0.92%	7,621,537	41,570	1.10%
TOTAL INTEREST BEARING DEPOSITS	46,086,793	128,588	0.56%	41,517,077	95,661	0.46%
BORROWED FUNDS:
FHLB advances	7,865,193	87,537	2.24%	7,458,034	138,402	3.74%
Federal funds and repurchase agreements	22,376	17	0.15%	967	—	—%
Other borrowings	33,056,909	360,305	2.20%	23,983,695	270,706	2.28%
TOTAL BORROWED FUNDS (6)	40,944,478	447,859	2.21%	31,442,696	409,108	2.62%
TOTAL INTEREST BEARING FUNDING LIABILITIES	87,031,271	576,447	1.34%	72,959,773	504,769	1.39%
Noninterest bearing demand deposits	7,975,326			7,897,987
Other liabilities(7)	3,294,442			2,081,636
TOTAL LIABILITIES	98,301,039			82,939,396
STOCKHOLDER’S EQUITY	22,904,191			20,008,583
TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$121,205,230			$102,947,979
TAXABLE EQUIVALENT NET INTEREST INCOME		$3,436,562			$2,789,545
NET INTEREST SPREAD (8)			7.12%			6.51%
NET INTEREST MARGIN (9)			7.24%			6.70%

(1)	Average balances are based on daily averages when available. When daily averages are unavailable, mid-month averages are substituted.

(2)
Interest on loans includes amortization of premiums and discounts on purchased loan portfolios and amortization of deferred loan fees, net of origination costs. Average loan balances includes non-accrual loans and LHFS.

(3)	Other consumer primarily includes RV and marine loans.

(4)	Refer to Note 5 to the Condensed Consolidated Financial Statements for further discussion.

(5)
Other assets primarily includes goodwill and intangibles, premise and equipment, net deferred tax assets, equity method investments, BOLI, accrued interest receivable, derivative assets, miscellaneous receivables, prepaid expenses and MSRs. Refer to Note 9 to the Condensed Consolidated Financial Statements for further discussion.

(6)	Refer to Note 10 to the Condensed Consolidated Financial Statements for further discussion.

(7)	Other liabilities primarily includes accounts payable and accrued expenses, derivative liabilities, net deferred tax liabilities and the unfunded lending commitments liability.

(8)	Represents the difference between the yield on total earning assets and the cost of total funding liabilities.

(9)	Represents annualized, taxable equivalent net interest income divided by average interest-earning assets.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NET INTEREST INCOME

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2015	2014	2015	2014
	(in thousands)
INTEREST INCOME:
Interest-earning deposits	$1,057	$1,566	$2,819	$3,561
Investments available-for-sale	77,045	60,284	154,462	121,868
Other investments	10,025	9,638	29,093	17,745
Total interest income on investment securities and interest-earning deposits	88,127	71,488	186,374	143,174
Interest on loans	1,971,763	1,791,311	3,806,322	3,125,831
Total Interest Income	2,059,890	1,862,799	3,992,696	3,269,005
INTEREST EXPENSE:
Deposits and customer accounts	65,193	48,809	128,586	97,756
Borrowings and other debt obligations	232,382	223,956	447,857	409,110
Total Interest Expense	297,575	272,765	576,443	506,866
NET INTEREST INCOME	$1,762,315	$1,590,034	$3,416,253	$2,762,139

Net interest income increased $172.3 million and $654.1 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. This was primarily due to interest income earned on continued growth in the retail installment contracts and auto loans portfolio, offset by an increase in interest expense on debt obligations due to one additional month of interest expense on SCUSA's debt obligations in 2015 compared with 2014.

Interest Income on Investment Securities and Interest-Earning Deposits

Interest income on investment securities and interest-earning deposits increased $16.6 million and $43.2 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. The average balance of investment securities and interest-earning deposits for the three-month and six-month periods ended June 30, 2015 was $20.3 billion and $19.5 billion with an average yield of 1.83% and 2.06%, respectively, compared to average balances of $13.9 billion and $14.7 billion with an average yield of 2.32% and 2.20% for the corresponding period in 2014. Overall, the increase in interest income on investment securities was primarily attributable to the increased interest from MBS and increased dividends on Federal Home Loan Bank ("FHLB") stock.

Interest Income on Loans

Interest income on loans increased $180.5 million and $680.5 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. The increase in interest income on loans was primarily due to the growth in originations of the retail installment contract and auto loan and unsecured loan portfolios. Interest income on the retail installment contract and auto loans portfolio increased $202.4 million and $638.5 million, respectively, for the three-month and six-month periods ended June 30, 2015 compared to the corresponding periods in 2014.

The average balance of total loans was $80.2 billion and $78.7 billion with an average yield of 9.88% and 9.77% for the three-month and six-month periods ended June 30, 2015, respectively, compared to $75.2 billion and $70.4 billion with an average yield of 9.58% and 8.97% for the corresponding periods in 2014. The increase in the average balance of total loans was primarily due to the growth of the retail installment contract and auto loan portfolio, as well as the commercial and industrial loans portfolio. The average balance of retail installment contracts and auto loans, which comprised a majority of the increase, was $24.8 billion and $24.0 billion with an average yield of 21.70% and 21.29% for the three-month and six-month periods ended June 30, 2015, respectively, compared to $21.3 billion and $17.5 billion with an average yield of 21.43% and 21.79% for the corresponding periods in 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Interest Expense on Deposits and Related Customer Accounts

Interest expense on deposits and related customer accounts increased $16.4 million and $30.8 million for the three-month and six-month periods ended June 30, 2015 compared to the corresponding periods in 2014. The average balance of total interest-bearing deposits was $46.4 billion and $46.1 billion with an average cost of 0.56% for both the three-month and six-month periods ended June 30, 2015, respectively, compared to an average balance of $41.4 billion and $41.5 billion with an average cost of 0.45% and 0.46%for the corresponding periods in 2014. The increase in interest expense on deposits and customer-related accounts during the three-month period ended June 30, 2015 was primarily due to the increase in the volume of deposit accounts, along with a slight increase in average interest rates.
Interest Expense on Borrowed Funds

Interest expense on borrowed funds increased $8.4 million and $38.7 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. The increase in interest expense on borrowed funds was due to a $7.4 billion and $9.5 billion increase in total average borrowings for the three-month and six-month periods ended June 30, 2015, respectively compared to the corresponding periods in 2014. These increases were primarily due to $2.0 billion of new debt issued by SBNA and the Company and net $2.8 billion of SCUSA securitization activity. This was offset by a decrease in the average cost of interest on borrowed funds. The average balance of total borrowings was $42.8 billion and $40.9 billion with an average cost of 2.18% and 2.21% for the three-month and six-month periods ended June 30, 2015, respectively, compared to an average balance of $35.4 billion and $31.4 billion with an average cost of 2.54% and 2.62% for the corresponding periods in 2014.

PROVISION FOR CREDIT LOSSES

The provision for credit losses is based on credit loss experience, growth or contraction of specific segments of the loan portfolio, and the estimate of losses inherent in the portfolio. The provision for credit losses for the three-month and six-month periods ended June 30, 2015 was $1.0 billion and $1.9 billion, respectively, compared to $686.0 million and $1.0 billion for the corresponding periods in 2014. Approximately 72% of the increase in the provision for the three-month period can be attributed to consumer loans, specifically retail installment contracts and auto loans. Approximately 87% of the increase in the provision for the six-month period can be attributed to consumer loans, specifically the retail installment contract and auto loan portfolio.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the activity in the allowance for credit losses ("ACL") for the periods indicated:

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Allowance for loan losses, beginning of period	$2,493,240	$1,110,592	$2,108,817	$834,337
Charge-offs:
Commercial	(31,811)	(22,886)	(51,122)	(52,477)
Consumer(2)	(891,987)	(614,818)	(1,848,798)	(762,567)
Total charge-offs	(923,798)	(637,704)	(1,899,920)	(815,044)
Recoveries:
Commercial	8,174	4,321	14,173	9,710
Consumer	501,088	257,613	1,005,567	330,489
Total recoveries	509,262	261,934	1,019,740	340,199
Charge-offs, net of recoveries	(414,536)	(375,770)	(880,180)	(474,845)
Provision for loan losses (1)	991,754	691,034	1,868,938	1,066,364
Other(2):
Commercial	—	—	—
Consumer	—	—	(27,117)
Allowance for loan losses, end of period	$3,070,458	$1,425,856	$3,070,458	$1,425,856

Reserve for unfunded lending commitments, beginning of period	$127,641	$180,000	$132,641	$220,000
Provision for unfunded lending commitments (1)	10,000	(5,000)	5,000	(45,000)
Loss on unfunded lending commitments	—	(4,726)	—	(4,726)
Reserve for unfunded lending commitments, end of period	137,641	170,274	137,641	170,274
Total allowance for credit losses, end of period	$3,208,099	$1,596,130	$3,208,099	$1,596,130

(1)	The provision for credit losses in the Condensed Consolidated Statement of Operations is the sum of the total provision for loan losses and provision for unfunded lending commitments.

(2)	Unallocated charge-offs for the three-months and six-months ended June 30, 2015 and 2014 is included in Consumer.

The Company's net charge-offs remained flat for the three-month period ended June 30, 2015 and increased for the six-month period ended June 30, 2015, compared to the corresponding periods in 2014. The ratio of net loan charge-offs to average total loans was 0.5% and 1.1% for the three-month and six-month periods ended June 30, 2015, respectively, compared to 0.5% and 0.7% compared to the corresponding periods in 2014. Approximately 60% and 100%, respectively, of the Company's increase in net charge-offs for the three-month and six-month periods ended June 30, 2015 is attributable to the retail installment contracts and auto loans portfolio. These increases are a result of the portfolio's growth during the periods.

Commercial loan net charge-offs as a percentage of average commercial loans, including multi-family loans, decreased to less than 0.1% and 0.2% for the three-month and six-month periods ended June 30, 2015, respectively, compared to less than 0.1% and 0.2% for the three-month and six-month periods ended June 30, 2014. Consumer loan net charge-offs as a percentage of average consumer loans increased to 0.9% and 2.1% for the three-month and six-month periods ended June 30, 2015, respectively, compared to 0.9% for the corresponding periods in the prior year.

The change in consumer net charge-offs for the three-month period ended June 30, 2015 was due to net charge-offs for the retail installment contracts and auto loans portfolio, which grew by approximately 136%, offset by a decrease in the residential mortgage and home equity portfolios net charge-offs of approximately 36%. The change in consumer net charge-offs for the six-month period was due to net charge-offs for the retail installment contracts and auto loans portfolio growing by approximately 104%, offset by the residential mortgage and home equity portfolio charge-offs decreasing by approximately 4%.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-INTEREST INCOME

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Consumer fees	$106,178	$96,713	$204,217	$179,677
Commercial fees	46,142	42,559	88,826	85,529
Mortgage banking income, net	36,304	16,762	54,167	29,709
Equity method investments	(34)	(7,416)	(7,167)	12,226
Bank-owned life insurance	15,884	16,981	28,840	31,163
Lease income	443,506	266,090	841,891	381,493
Miscellaneous income	145,293	197,196	238,559	339,861
Net gain recognized in earnings	9,707	9,405	19,264	2,439,888
Total non-interest income	$802,980	$638,290	$1,468,597	$3,499,546

Total non-interest income increased $164.7 million and decreased $2.0 billion for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding period in 2014. The increase for the three-month period ended June 30, 2015 was primarily due to an increase in lease income. The decrease for the six-month period ended June 30, 2015 was primarily due to the one-time gain recognized in 2014 related to the Change in Control.

Consumer Fees

Consumer fees increased $9.5 million and $24.5 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding period in 2014. The increases were primarily due to the $11.8 million and $26.8 million increases in servicing fees associated auto loans, which accounted for approximately 125% and 109% of consumer fees. This was attributable to the Company's growing retail installment contract and auto loan portfolio and was offset by a decrease in consumer deposit fees.

Commercial Fees

Commercial fees increased $3.6 million and $3.3 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. These increases were primarily due to one-time $5.3 million commercial syndication fees for the three-month and six-month period, offset by lower commercial deposit fees.

Mortgage Banking Revenue

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Mortgage and multi-family servicing fees	$11,280	$10,434	$22,513	$21,270
Net gains on sales of residential mortgage loans and related securities	17,361	10,654	23,564	13,851
Net gains on sales of multi-family mortgage loans	5,390	5,308	10,338	15,608
Net gains/(losses) on hedging activities	(11,619)	3,152	(3,019)	652
Net gains/(losses) from changes in MSR fair value	21,211	(6,893)	14,221	(11,352)
MSR principal reductions	(7,319)	(5,893)	(13,450)	(10,320)
Total mortgage banking income, net	$36,304	$16,762	$54,167	$29,709

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

Mortgage banking revenue increased $19.5 million and $24.5 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. The changes were primarily due to the gains in the MSR fair value and on sales of residential mortgage loans, primarily offset by losses in hedging activities.

Since mid-2013, mortgage interest rates have remained relatively stable, resulting in relative stability in mortgage banking fee fluctuations from rate changes.

The following table details certain residential mortgage rates for the Bank as of the dates indicated:

	30-Year Fixed	15-Year Fixed
June 30, 2013	4.38%	3.50%
September 30, 2013	4.38%	3.38%
December 31, 2013	4.63%	3.50%
March 31, 2014	4.38%	3.50%
June 30, 2014	4.13%	3.38%
September 30, 2014	4.25%	3.50%
December 31, 2014	3.99%	3.25%
March 31, 2015	3.88%	3.13%
June 30, 2015	4.13%	3.38%

Other factors, such as portfolio sales, servicing, and re-purchases have continued to affect mortgage banking revenue.

Mortgage and multifamily servicing fees increased $0.8 million and $1.2 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding period in 2014. At June 30, 2015 and June 30, 2014, the Company serviced mortgage and multifamily real estate loans for the benefit of others totaling $2.5 billion and $3.4 billion, respectively.

Net gains on sales of residential mortgage loans and related securities increased $6.7 million and $9.7 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding period in 2014. For the three-month and six-month periods ended June 30, 2015, the Company sold $618.1 million and $983.7 million of loans for gains of $17.4 million and $23.6 million, respectively, compared to $227.8 million and $419.9 million of loans sold for gains of $10.7 million and $13.9 million for the three-month and six-month periods ended June 30, 2014.

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

Net gains on sales of multi-family mortgage loans increased $0.1 million and decreased $5.3 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. The decrease is primarily due to a $5.0 million release in the FNMA recourse reserve.

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

At June 30, 2015 and December 31, 2014, the Company serviced $2.1 billion and $2.6 billion, respectively, of loans for FNMA. These loans had a credit loss exposure of $149.6 million and $152.8 million as of June 30, 2015 and December 31, 2014, respectively, and losses, if any, resulting from representation and warranty defaults would be in addition to the credit loss exposure. The servicing asset for these loans has completely amortized.

The Company has established a liability related to the fair value of the retained credit exposure for multi-family loans sold to FNMA. This liability represents the amount the Company estimates it would have to pay a third party to assume the retained recourse obligation. The estimated liability represents the present value of the estimated losses the portfolio is projected to incur based upon internal specific information and an industry-based default curve with a range of estimated losses. As of June 30, 2015 and December 31, 2014, the Company had a liability of $30.8 million and $40.7 million, respectively, related to the fair value of the retained credit exposure for loans sold to FNMA under this program.

Net gains/(losses) on hedging activities decreased $14.8 million and $3.7 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. The losses were primarily due to the increase in the mortgage loan pipeline and our hedging strategy in the current mortgage rate environment.

Net gains/(losses) from changes in MSR fair value increased $28.1 million and $25.6 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. The carrying value of the related MSRs at June 30, 2015 and December 31, 2014 were $157.1 million and $145.0 million, respectively. The MSR asset fair value increase for the three-month and six-month periods ended June 30, 2015 were the result of increases in interest rates.

MSR principal reductions recognized a decrease of $1.4 million and $3.1 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. This is due to increases in prepayments and mortgage refinancing as a result of the anticipation of rising interest rates in the near future.

Equity Method Investments

Equity Method Investments increased $7.4 million and decreased $19.4 million for the three-month and six-month periods ended June 30, 2015, respectively. The decrease for the six-month period ended June 20, 2015 was primarily due to the Change in Control, which resulted in accounting for SCUSA as a consolidated subsidiary beginning January 28, 2014. The three-month increase was due to amortization expense on housing loans that occurred in the second quarter of 2014.

Bank-Owned Life Insurance

BOLI income represents fluctuations in the cash surrender value of life insurance policies on certain employees. The Bank is the beneficiary and the recipient of the insurance proceeds. Income from BOLI decreased $1.1 million and $2.3 million, for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014.

Lease income

Lease income increased $177.4 million and $460.4 million for the three-month and six-month periods ended June 30, 2015, compared to the corresponding periods in 2014. These increases were primarily due to the continued growth of the Company's lease portfolio.

Net gain recognized in earnings

Net gains recognized in earnings increased $0.3 million and decreased $2.4 billion for the three-month and six-month periods ended June 30, 2015, compared to the corresponding periods in 2014. The decrease for the six-month period ended June 30, 2015 was primarily due to the one-time gain the Company recognized in connection with the Change in Control during the first quarter of 2014. For additional information on the Change in Control, see Note 3 to the Condensed Consolidated Financial Statements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The net gain realized for the three-month period ended June 30, 2015 was primarily attributable to the sale of state and municipal securities with a book value of $116.1 million for a gain of $2.9 million, the sale of corporate debt securities with a book value of $453.9 million for a gain of $6.7 million, and the sale of ABS with a book value of $264.3 million for a gain of $1.2 million, offset by other-than-temporary-impairment ("OTTI") of $1.1 million. The net gain for the six-month period ended June 30, 2015 was primarily comprised of the sale of state and municipal securities with a book value of $421.5 million for a gain of $12.1 million, the sale of corporate debt securities with a book value of $453.9 million for a gain of $6.7 million, and the sale of ABS with a book value of $264.3 million for a gain of $1.2 million, offset by OTTI of $1.1 million.

The net gain realized for the three-month period ended June 30, 2014 was primarily due to the sale of state and municipal securities with a book value of $89.0 million for a gain of $5.2 million, the sale of corporate debt securities with a book value of $63.2 million for a gain of $2.7 million, and the sale of MBS with a book value of $21.6 million for a gain of $1.3 million. The net gain realized for the six-month period ended June 30, 2014 was primarily comprised of the sale of state and municipal securities with a book value of $89.0 million for a gain of $5.2 million, the sale of corporate debt securities with a book value of $346.4 million for a gain of $4.6 million, and the sale of MBS with a book value of $21.6 million for a gain of $1.3 million.

Miscellaneous Income

Miscellaneous income decreased $51.9 million and $101.3 million for the three-month and six-month periods ended June 30, 2015, compared to the corresponding periods in 2014. The decreases were primarily due to changes in fair value associated with the portfolio of loans that the Company accounts for at the fair value option.

GENERAL AND ADMINISTRATIVE EXPENSES

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Compensation and benefits	$327,963	$284,427	$647,816	$603,386
Occupancy and equipment expenses	139,613	112,221	268,779	233,091
Technology expense	45,067	43,798	87,156	84,068
Outside services	55,501	43,150	103,900	79,109
Marketing expense	17,841	11,119	32,182	25,219
Loan expense	100,760	88,291	206,191	157,299
Lease expense	361,903	210,199	683,861	299,159
Other administrative expenses	96,200	77,033	164,660	129,188
Total general and administrative expenses	$1,144,848	$870,238	$2,194,545	$1,610,519

Total general and administrative expenses increased $274.6 million and $584.0 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. During the second quarter of 2015, the Bank closed 29 branches located throughout its footprint in order to gain operational efficiencies. These closures resulted in accelerated depreciation expense of $7.6 million of related assets and a vacancy accrual charge of $6.4 million in the form of rent expense. Additional factors contributing to these increases were as follows:

Compensation and benefits expense increased $43.5 million and $44.4 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. This primary driver of the increase was due to the Company's continued investment in personnel through increased salary and headcount.

Occupancy and equipment expenses increased $27.4 million and $35.7 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. These were primarily due to increases in depreciation expense of $16.0 million and $17.0 million, which accounted for 58.5% and 47.6% of such expenses. These also reflected accelerated depreciation for branch closures in the second quarter of 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Outside services increased $12.4 million and $24.8 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. The increases were primarily due to the increase in consulting service fees that relate to finance-related initiatives, including preparation for meeting the requirements of the IHC implementing rules. A majority of these increases were due to expenses related to consulting fees, which increased $14.4 million and $30.6 million, respectively, or 117% and 123% of such expense for the three-month and six-month periods ended June 30, 2015 compared to the corresponding periods in 2014.

Loan expense increased $12.5 million and $48.9 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. The increases were primarily due to increases of $11.9 million and $40.3 million in collection expenses associated with the growing retail installment contract and auto loans portfolio. This accounted for 95% and 82% of total loan expense.

Lease expense increased $151.7 million and $384.7 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. The increases were primarily due to the continued growth of the Company's leased vehicle portfolio.

Other administrative expenses increased $19.2 million and $35.5 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. The primary causes were increases of $5.7 million and $21.8 million in legal fees recognized throughout the year, which accounted for 30% and 61% of other administrative expense increases for the three-month and six-month period. Along with this was a $6.8 million increase in tax related charges for the three-month period ended June 30, 2015. This was partly due to settlement of certain legal matters.

OTHER EXPENSES

	Three-Month Period Ended June 30,		Six-Month Period Ended June 30,
	2015	2014	2015	2014
	(in thousands)
Amortization of intangibles	$16,338	$20,892	$33,144	$32,940
Deposit insurance premiums and other expenses	13,369	14,553	29,178	28,970
Loss on debt extinguishment	—	—	—	3,635
Impairment of long-lived assets	—	97,546	—	97,546
Investment expense on affordable housing projects	35	—	84	—
Total other expenses	$29,742	$132,991	$62,406	$163,091

Total other expenses decreased $103.2 million and $100.7 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. The primary factors contributing to the decreases were:

Amortization of intangibles decreased $4.6 million and increased $0.2 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. The decrease for the three-month period ended June 30, 2015 was primarily due to a decrease in amortization of core deposit intangibles.

Deposit insurance premiums expenses remained relatively flat, with a decrease of $1.2 million and an increase of $0.2 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. These variances were caused by a change in FDIC insurance premium rates and assessments for the Bank.

There were no debt repurchases during the six-month period ended June 30, 2015 compared to $3.6 million of such expense in the corresponding period in 2014.

In the second quarter of 2014, an impairment of long-lived assets charge of $97.5 million was recorded due to the restructuring of our capitalized software.

The Company incurred an investment expense on affordable housing projects of $35.0 thousand and $84.0 thousand for the three-month and six-month periods ended June 30, 2015. This expense was directly related to low income housing tax credit investments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

INCOME TAX PROVISION

Income tax provisions of $120.0 million and $232.9 million were recorded for the three-month and six-month periods ended June 30, 2015, respectively, compared to $199.7 million and $1.2 billion for the corresponding periods in 2014. This resulted in effective tax rates of 30.8% and 30.9% for the three-month and six-month periods ended June 30, 2015, respectively, compared to 37.1% and 36.1% for the corresponding periods in 2014. The lower tax rate for the three-months ended June 30, 2015 was primarily due to deferred state tax benefits recognized on legislation enacted during the second quarter of 2015. The lower tax rate for the six-month period ended June 30, 2015 was primarily due to the deferred tax expense recorded on the book gain resulting from the Change in Control recognized during the first quarter of 2014.

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

LINE OF BUSINESS RESULTS

General

The Company's segments at June 30, 2015 consisted of Retail Banking, Auto Finance & Alliances, Real Estate and Commercial Banking, Global Banking and Markets and Large Corporate Banking ("GBM"), and SCUSA. Prior to the closing of the IPO in January 2014, the Company accounted for its investment in SCUSA under the equity method. Following the closing of the IPO, the Company consolidated the financial results of SCUSA in the Company’s financial statements, effective January 28, 2014. For additional information with respect to the Company's reporting segments, see Note 17 to the Condensed Consolidated Financial Statements.

Results Summary

Retail Banking

Net interest income decreased $20.4 million and $45.0 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014, driven primarily by a decrease in residential mortgages as a result of securitization transactions which occurred during the second half of 2014. The average balance of the Retail Banking segment's gross loans was $15.2 billion and $15.3 billion for the three-month and six-month periods ended June 30, 2015, respectively, compared to $18.1 billion and $18.1 billion for the corresponding periods in 2014, driven by a TDR sale during the third quarter of 2014, and the conversion of $2.1 billion of mortgage loans to MBS as part of the securitization transactions. The average balance of deposits was $37.8 billion and $37.6 billion for the three-month and six-month periods ended June 30, 2015, respectively, compared to $36.5 billion and $36.5 billion for the corresponding periods in 2014, driven by growth in money market accounts, offset by a decline in CDs. Total non-interest income increased $16.6 million and $0.8 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014, primarily due to decline in the value of the MSR asset during the first half of 2014. The provision for credit losses increased $3.3 million and $13.7 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014, driven by an improvement in credit quality in 2014 that resulted in provision releases. Total expenses increased $41.1 million and $79.3 million for the three-month and six-month periods ended June 30, 2015, compared to the corresponding periods in 2014, primarily due to increased consulting service fees, which were mostly related to the CCAR plan, as well as increased maintenance expenses.

Total average assets for the three-month and six-month periods ended June 30, 2015 were $17.9 billion and $18.0 billion, respectively, compared to $18.7 billion and $18.7 billion for the corresponding periods in 2014. This decrease was primarily driven by decreases within the mortgage loan portfolio.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Auto Finance & Alliances

Net interest income increased $0.6 million and $1.0 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. Total average gross loans were $3.3 billion and $3.2 billion for the three-month and six-month periods ended June 30, 2015, respectively, compared to $2.4 billion and $2.4 billion for the corresponding periods in 2014, driven by growth in the dealer lending and CEVF business lines. Total non-interest income increased $59.5 million and $135.6 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014, due primarily to growth in the indirect leasing business line, which was launched in 2014. The Auto Finance & Alliances segment ceased originations in the indirect leasing business line in the three-month period ended June 30, 2015. The provision for credit losses increased $1.9 million and $4.9 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. Total expenses increased $52.3 million and $120.0 million for the three-month and six-month periods ended 2015, respectively, compared to the corresponding periods in 2014, due primarily to growth in the indirect leasing business line.

Total average assets were $5.4 billion and $5.2 billion for the three-month and six-month periods ended June 30, 2015, respectively, compared to $2.9 billion and $2.6 billion for the corresponding periods in 2014. Total average deposits were $122.8 million and $118.9 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to $58.5 million and $58.9 million for the corresponding periods in 2014.

Real Estate and Commercial Banking

Net interest income increased $5.2 million and $13.9 million during the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. Driven by growth in the special industries portfolio, the average balance of this segment's gross loans increased to $23.2 billion and $23.2 billion during the three-month and six-month periods ended June 30, 2015, respectively, compared to $23.0 billion and $22.8 billion for the corresponding periods in 2014. The average balance of deposits increased to $11.2 billion and $11.2 billion during the three-month and six-month periods ended June 30, 2015, respectively, compared to $9.7 billion and $9.8 billion during the corresponding periods in 2014, due to an increase in government banking deposits. Total non-interest income decreased $1.0 million and $4.9 million during the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014 due to increased releases of recourse reserves during 2014. The provision for credit losses was $27.8 million and $18.1 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to provision releases of $12.0 million and $7.4 million for the corresponding periods in 2014. Total expenses increased $9.0 million and $17.7 million during the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014.

Total average assets which includes the related ACL, were $23.1 billion and $23.0 billion for the three-month and six-month periods ended June 30, 2015, respectively, compared to $22.8 billion and $22.6 billion for the corresponding periods in 2014.

Global Banking & Markets and Large Corporate

Net interest income increased $8.7 million and $16.3 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. The average balance of this segment's gross loans was $9.8 billion and $9.2 billion for the three-month and six-month periods ended June 30, 2015, respectively, compared to $7.6 billion and $7.2 billion for the corresponding periods in 2014. The average balance of deposits was $1.7 billion and $1.6 billion for the three-month and six-month periods ended June 30, 2015, respectively, compared to $1.2 billion and $1.2 billion for the corresponding periods in 2014. Total non-interest income increased $10.9 million and $6.1 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. The provision for credit losses increased $5.2 million and $6.0 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. Total expenses increased $4.0 million and $10.8 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014.

Total average assets were $12.0 billion and $11.3 billion for the three-month and six-month periods ended June 30, 2015, respectively, compared to $9.2 billion and $8.8 billion for the corresponding periods in 2014.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Other

Net interest income decreased $4.9 million and $19.1 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. Total non-interest income decreased $8.5 million and $14.0 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. There was a provision release of $9.9 million and a provision for credit losses of $21.1 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to provision releases of $36.6 million and $52.9 million during the corresponding periods in 2014. Total expenses decreased $81.2 million and $103.2 million during the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014.

Average assets were $30.5 billion and $29.8 billion for the three-month and six-month periods ended June 30, 2015, respectively, compared to $26.1 billion and $26.3 billion for the corresponding periods in 2014.

SCUSA

From December 2011 until January 28, 2014, SCUSA was accounted for as an equity method investment. In 2014, SCUSA's results of operations were consolidated with SHUSA. SCUSA is managed as a separate business unit, with its own systems and processes, and is reported as a separate segment. For more information, see Note 3 to the Condensed Consolidated Financial Statements.

Net interest income increased $144.9 million and $242.7 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods of the prior year. Total non-interest income increased $219.3 million and $402.7 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. These increases in income are primarily attributable to increases in loans and total assets during the year. The provision for credit losses increased $150.2 million and $57.6 million for the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014. Total expenses increased $157.5 million and $230.1 million during the three-month and six-month periods ended June 30, 2015, respectively, compared to the corresponding periods in 2014.

Average assets were $34.7 billion and $33.8 billion for the three-month and six-month periods ended June 30, 2015, respectively, compared to $29.4 billion and $23.9 billion for the corresponding periods of the prior year.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

LOAN PORTFOLIO

The Company's loan portfolio(1) consisted of the following at the dates provided:

	June 30, 2015		December 31, 2014		June 30, 2014
	Amount	Percent	Amount	Percent	Amount	Percent
	(dollars in thousands)
Commercial loans:
Commercial real estate loans	$8,839,072	10.9%	$8,739,233	11.5%	$8,908,995	11.7%
Commercial and industrial loans and other commercial	21,771,130	26.8%	19,195,638	25.1%	16,915,707	22.3%
Multi-family	8,389,685	10.3%	8,705,890	11.4%	9,229,611	12.1%
Total Commercial Loans	38,999,887	48.0%	36,640,761	48.0%	35,054,313	46.1%
Consumer loans secured by real estate:
Residential mortgages	6,791,992	8.3%	6,969,309	9.2%	9,651,706	12.7%
Home equity loans and lines of credit	6,156,011	7.6%	6,206,980	8.1%	6,190,475	8.2%
Total consumer loans secured by real estate	12,948,003	15.9%	13,176,289	17.3%	15,842,181	20.9%
Consumer loans not secured by real estate:
Retail installment contracts and auto loans	25,396,146	31.2%	22,475,665	29.5%	21,712,938	28.6%
Personal unsecured loans	2,871,155	3.5%	2,696,820	3.5%	1,861,805	2.5%
Other consumer	1,155,395	1.4%	1,303,279	1.7%	1,457,058	1.9%
Total Consumer Loans	42,370,699	52.0%	39,652,053	52.0%	40,873,982	53.9%
Total Loans	$81,370,586	100.0%	$76,292,814	100.0%	$75,928,295	100.0%
Total Loans with:
Fixed	$48,312,946	59.4%	$45,661,781	59.9%	$47,747,921	62.9%
Variable	33,057,640	40.6%	30,631,033	40.1%	28,180,374	37.1%
Total Loans	$81,370,586	100.0%	$76,292,814	100.0%	$75,928,295	100.0%

(1) Includes LHFS

Commercial loans (excluding multi-family loans) increased approximately $2.7 billion, or 9.6%, from December 31, 2014 to June 30, 2015, and increased $4.8 billion, or 18.5%, from June 30, 2014 to June 30, 2015. The primary driver of the increases was organic growth due to several new, significant customer relationships within the commercial and industrial loans portfolio.

Multi-family loans decreased $316.2 million, or 3.6%, from December 31, 2014 to June 30, 2015, and decreased $839.9 million, or 9.1%, from June 30, 2014 to June 30, 2015. Approximately 78% and 57%, respectively, of the decreases from December 31, 2014 and June 30, 2014 were due to paydowns and runoff activity exceeding organic originations.

Consumer loans secured by real estate, including LHFS, decreased $228.3 million, or 1.7%, from December 31, 2014 to June 30, 2015, and decreased $2.9 billion, or 18.3%, from June 30, 2014 to June 30, 2015. The primary drivers of the decrease from June 30, 2014 were residential mortgage loan securitization transactions of approximately $2.1 billion, as well as the NPL sale of approximately $484.2 million, both of which occurred in 2014.

The consumer loan portfolio not secured by real estate increased $2.9 billion, or 11.1%, from December 31, 2014 to June 30, 2015, and increased $4.4 billion, or 17.5%, from June 30, 2014 to June 30, 2015. Approximately 99% and 84%, of the increases from December 31, 2014 and June 30, 2014, respectively, were related to growth within the retail installment contract and auto loans portfolio.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NON-PERFORMING ASSETS

Non-performing assets decreased during the period, to $1.6 billion, or 1.2% of total assets, at June 30, 2015, compared to $1.8 billion, or 1.5% of total assets, at December 31, 2014, primarily due to a decrease in NPLs in the retail installment contract and auto loan portfolio.

Non-performing assets consist of non-performing loans and leases, which represent loans and leases no longer accruing interest, other real estate owned properties, and other repossessed assets. When interest accruals are suspended, accrued interest income is reversed, with accruals charged against earnings. The Company generally places all commercial loans and consumer loans secured by real estate on non-performing status at 90 days past due for interest, principal or maturity, or earlier if it is determined that the collection of principal or interest on the loan is in doubt. For certain individual portfolios, including the retail installment contract portfolio, non-performing status may begin at 60 days past due. Personal unsecured loans, including credit cards, generally continue to accrue interest until they are 180 days delinquent, at which point they are charged-off and all interest is removed from interest income.

In general, when the borrower's ability to make required interest and principal payments has resumed and collectability is no longer believed to be in doubt, the loan or lease is returned to accrual status. Generally, commercial loans categorized as non-performing remain in non-performing status until the payment status is current and an event occurs that fully remediates the impairment or the loan demonstrates a sustained period of performance without a past due event, and there is reasonable assurance as to the collectability of all amounts due. Within the residential mortgage and home equity portfolios, the accrual status is generally systematically driven, so that if the customer makes a payment that brings the loan below 90 days past due, the loan automatically returns to accrual status.

Commercial

Commercial NPLs decreased $57.4 million from December 31, 2014 to June 30, 2015. At June 30, 2015, commercial NPLs accounted for 0.5% of total commercial loans, compared to 0.6% of total commercial loans at December 31, 2014. The decrease in commercial NPLs was primarily attributable to overall improvements in credit quality, including decreased delinquencies, troubled debt restructurings ("TDRs"), and net charge-offs.

Consumer Loans Secured by Real Estate

The following table shows NPLs compared to total loans outstanding for the residential mortgage and home equity portfolios as of June 30, 2015 and December 31, 2014, respectively:

	June 30, 2015		December 31, 2014
	Residential mortgages (1)	Home equity loans and lines of credit	Residential mortgages (1)	Home equity loans and lines of credit
	(dollars in thousands)

Non-performing loans	$197,605	$132,926	$231,316	$142,026
Total loans	$6,791,992	$6,156,011	$6,969,309	$6,206,980
NPLs as a percentage of total loans	2.9%	2.2%	3.3%	2.3%
NPLs in foreclosure status	42.6%	19.0%	38.9%	13.7%

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

Resolution challenges with low foreclosure sales continue to impact both residential mortgage and consumer loans secured by real estate portfolio NPL balances, but foreclosure inventory decreased quarter-over-quarter. The foreclosure moratorium was lifted and activity resumed in the fourth quarter of 2011, but delays in Pennsylvania, New Jersey, New York, and Massachusetts limited the decline in NPL balances and contributed to a higher NPL ratio. As of June 30, 2015, foreclosures in all states except Delaware and Washington, D.C. were moving forward. Both Delaware and Washington, D.C. are delayed due to new legal complexities surrounding documentation required to initiate new foreclosure proceedings.

A new foreclosure law was enacted in Massachusetts in August 2012, and the Massachusetts Division of Banks issued its final rules on the implementation of the new foreclosure law in June 2013. These final rules require lenders to offer loan modification terms to certain borrowers prior to proceeding with foreclosure, unless the lender is able to prove that the modification would result in greater losses for the bank or that the borrower has rejected the offer. Lenders are also required to send notice to borrowers regarding their right to request a modification. Breach notices for Massachusetts foreclosures recommenced in September 2013.

The following table represents the concentration of foreclosures by state as a percentage of total foreclosures at June 30, 2015 and December 31, 2014, respectively:

	June 30, 2015	December 31, 2014

New Jersey	24.5%	29.9%
New York	20.4%	18.1%
Pennsylvania	10.8%	13.0%
Massachusetts	21.1%	11.7%
All other states	23.2%	27.3%

The foreclosure closings issue has a greater impact on the residential mortgage portfolio than the consumer real estate secured portfolio due to the larger volume of loans in first lien position in that portfolio which have equity upon which to foreclose. Exclusive of Chapter 7 bankruptcy NPL accounts, approximately 81.7% of the 90+ day delinquent loan balances in the residential mortgage portfolio are secured by a first lien, while only 51.2% of the 90+ day delinquent loan balances in the consumer real estate secured portfolio are secured by a first lien. Consumer real estate secured NPLs may get charged off more quickly due to the lack of equity to foreclose from a second lien position.

The Alt-A segment consists of loans with limited documentation requirements and a portion of which were originated through Brokers outside the Bank's geographic footprint. At June 30, 2015 and December 31, 2014, the residential mortgage portfolio included the following Alt-A loans:

	June 30, 2015	December 31, 2014
	(dollars in thousands)

Alt-A loans	$588,025	$637,327
Alt-A loans as a percentage of the residential mortgage portfolio	8.7%	9.1%
Alt-A loans in NPL status	$55,599	$67,668
Alt-A loans in NPL status as a percentage of residential mortgage NPLs	28.1%	29.3%

The performance of the Alt-A segment has remained poor, averaging a 9.5% NPL ratio for the year-to-date in 2015. Alt-A mortgage originations were discontinued in 2008 and have continued to run off at an average rate of 1.6% per month. Alt-A NPL balances represented 64.6% of the total residential mortgage loan portfolio NPL balance at the end of the first quarter of 2009, when the portfolio was placed in run-off, compared to 28.1% at June 30, 2015. As the Alt-A segment runs off and higher quality residential mortgages are added to the portfolio, the shift in product mix is expected to lower NPL balances.

Consumer Loans Not Secured by Real Estate

Retail installment contracts and amortizing term personal loans are classified as non-performing when they are greater than 60 days past due with respect to principal or interest. Except for loans accounted for using the fair value option, at the time a loan is placed on non-performing status, previously accrued and uncollected interest is reversed against interest income. When an account is 60 days or less past due, it is returned to a performing status and the Company returns to accruing interest on the contract. The accrual of interest on revolving personal loans continues until the loan is charged off.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

NPLs in the consumer loans not secured by real estate portfolio decreased $100.8 million from December 31, 2014 to June 30, 2015. At June 30, 2015, non-performing consumer loans not secured by real estate accounted for 3.0% of total consumer loans not secured by real estate, compared to 3.7% of total consumer loans not secured by real estate at December 31, 2014. This decrease was attributable to a decline in the overall aging of the retail installment contracts and auto loans portfolio.

The following table presents the composition of non-performing assets at the dates indicated:

	June 30, 2015	December 31, 2014
	(dollars in thousands)
Non-accrual loans:
Commercial:
Commercial real estate	$110,796	$167,780
Commercial and industrial loans and other commercial	66,586	58,794
Multi-family	1,459	9,639
Total commercial loans	178,841	236,213
Consumer:
Residential mortgages	197,605	231,316
Consumer loans secured by real estate	132,926	142,026
Consumer loans not secured by real estate	886,105	986,954
Total consumer loans	1,216,636	1,360,296

Total non-accrual loans	1,395,477	1,596,509

Other real estate owned	37,840	65,051
Repossessed vehicles	133,412	136,136
Other repossessed assets	78	11,375
Total other real estate owned and other repossessed assets	171,330	212,562
Total non-performing assets	$1,566,807	$1,809,071

Past due 90 days or more as to interest or principal and accruing interest	$104,590	$93,152
Annualized net loan charge-offs to average loans (2)	2.3%	2.6%
Non-performing assets as a percentage of total assets	1.2%	1.5%
NPLs as a percentage of total loans	1.7%	2.1%
Non-performing assets as a percentage of total loans, real estate owned and repossessed assets	1.9%	2.4%
ACL as a percentage of total non-performing assets (1)	204.8%	123.9%
ACL as a percentage of total NPLs (1)	229.9%	140.4%

(1)	The ACL is comprised of the allowance for loan losses and the reserve for unfunded lending commitments, and is included in Other liabilities.

(2)	Annualized net loan charge-offs to average loans is calculated as annualized net loan charge-offs divided by the average loan balance for the three-month period ended June 30, 2015.

No commercial loans were 90 days or more past due and still accruing interest as of June 30, 2015. Potential problem loans are loans not currently classified as NPLs for which management has doubts about the borrowers’ ability to comply with the present repayment terms. These assets are principally loans delinquent more than 30 days but less than 90 days. Potential problem commercial loans totaled approximately $72.9 million and $71.8 million at June 30, 2015 and December 31, 2014, respectively. Potential problem consumer loans amounted to $3.1 billion and $3.4 billion at June 30, 2015 and December 31, 2014, respectively. Management has included these loans in its evaluation and reserved for them during the respective periods.

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

The following table summarizes TDRs at the dates indicated:

	June 30, 2015	December 31, 2014
	(in thousands)
Performing
Commercial	$161,890	$186,789
Residential mortgage	95,251	83,597
Other consumer	3,348,050	1,847,403
Total performing	3,605,191	2,117,789
Non-performing
Commercial	66,001	74,308
Residential mortgage	63,829	70,624
Other consumer	369,667	232,307
Total non-performing	499,497	377,239
Total	$4,104,688	$2,495,028

Total non-performing TDRs increased $122.3 million from December 31, 2014 to June 30, 2015. This change was primarily attributable to the retail installment contracts and auto loans.

Commercial

Performing commercial TDRs decreased from 71.5% of total commercial TDRs at December 31, 2014 to 71.0% of total commercial TDRs at June 30, 2015. This improvement is attributable to improving credit quality and performance among commercial borrowers, including fewer new TDRs and a rise in cured TDRs when compared with the prior year.

Residential Mortgages

Performing residential mortgage TDRs increased from 54.2% of total residential mortgage TDRs at December 31, 2014 to 59.9% of total residential TDRs at June 30, 2015. This improvement is attributable to an increase in cured TDRs when compared with 2014.

Other Consumer Loans

Performing other consumer loan TDRs increased from 88.8% of total other consumer loan TDRs at December 31, 2014 to 90.1% of total other consumer loan TDRs at June 30, 2015. This increase was attributable to the improved credit quality in the retail installment contract and auto loan portfolio, many of which are considered sub-prime loans.

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

ALLOWANCE FOR CREDIT LOSSES

The ACL is maintained at levels that management considers adequate to provide for losses based upon an evaluation of known and inherent risks in the loan portfolio. Management's evaluation takes into consideration the risks inherent in the portfolio, past loan loss experience, specific loans with loss potential, geographic and industry concentrations, delinquency trends, the level of originations, credit quality metrics such as Fair Isaac Corporation (“FICO”) and combined loan-to-value (“CLTV”), internal risk ratings, economic conditions and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the ACL may be necessary if conditions differ substantially from the assumptions used in making the evaluations.

The following table presents the allocation of the allowance for loan losses and the percentage of each loan type to total loans at the dates indicated:

	June 30, 2015		December 31, 2014
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
	(dollars in thousands)
Allocated allowance:
Commercial loans	$414,462	48.0%	$396,489	48.0%
Consumer loans	2,584,404	52.0%	1,679,304	52.0%
Unallocated allowance	71,592	imm.	33,024	imm.
Total allowance for loan losses	3,070,458	100.0%	2,108,817	100.0%
Reserve for unfunded lending commitments	137,641		132,641
Total ACL	$3,208,099		$2,241,458

General

The ACL increased $966.6 million from December 31, 2014 to June 30, 2015. Approximately 92% of the increase in the ACL was attributable to the continued growth in the Company's retail installment contract and auto loans portfolio.

Management regularly monitors the condition of the Company's portfolio, considering factors such as historical loss experience, trends in delinquencies and NPLs, changes in risk composition and underwriting standards, the experience and ability of staff, and regional and national economic conditions and trends.

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

Commercial

For the commercial loan portfolio excluding small business loans (businesses with annual sales of up to $3.0 million), the Company has specialized credit officers, a monitoring unit, and workout units that identify and manage potential problem loans. Changes in management factors, financial and operating performance, company behavior, industry factors and external events and circumstances are evaluated on an ongoing basis to determine whether potential impairment is evident and additional analysis is needed. For the commercial loan portfolios, risk ratings are assigned to each loan to differentiate risk within the portfolio, reviewed on an ongoing basis by credit risk management and revised, if needed, to reflect the borrower’s current risk profile and the related collateral position. The risk ratings consider factors such as financial condition, debt capacity and coverage ratios, market presence and quality of management. Generally, credit officers reassess a borrower’s risk rating on at least an annual basis, and more frequently if warranted. This reassessment process is managed by credit officers and is overseen by the Credit Monitoring group to ensure consistency and accuracy in risk ratings, as well as the appropriate frequency of risk rating reviews by the Company’s credit officers. The Company’s Credit Risk Review Committee assesses whether the Company’s Credit Risk Review Framework and, risk management guidelines established by the Company’s Board and applicable laws and regulations are being followed, and reports key findings and relevant information to the Board. The Company’s Internal Audit group regularly performs loan reviews and assesses the appropriateness of assigned risk ratings. When credits are downgraded below a certain level, the Company’s Workout Department becomes responsible for managing the credit risk. Risk rating actions are generally reviewed formally by one or more credit committees depending on the size of the loan and the type of risk rating action being taken. Detailed analyses are completed that support the risk rating and management’s strategies for the customer relationship going forward.

A loan is considered to be impaired when, based upon current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay (e.g., less than 90 days) or insignificant shortfall in the amount of payments does not necessarily result in the loan being identified as impaired. Impaired commercial loans are defined as all TDRs plus non-accrual loans in excess of $1 million. In addition, the Company may perform a specific reserve analysis on loans that fail to meet this threshold if the nature of the collateral or business conditions warrant. The Company performs a specific reserve analysis on certain loans regardless of loan size. If a loan is identified as impaired and is collateral-dependent, an initial appraisal is obtained to provide a baseline to determine the property’s fair market value. The frequency of appraisals depends on the type of collateral being appraised. If the collateral value is subject to significant volatility (due to location of the asset, obsolescence, etc.), an appraisal is obtained more frequently. At a minimum, updated appraisals for impaired loans are obtained within a 12-month period if the loan remains outstanding for that period of time.

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

The portion of the allowance for loan losses related to the commercial portfolio increased from $396.5 million at December 31, 2014 (1.08% of commercial loans) to $414.5 million at June 30, 2015 (1.06% of commercial loans). The primary factor resulting in the decrease of ACL coverage is a result of improved portfolio risk distribution related to portfolio credit quality (lower levels of classified and non-accruing loans). In addition, there has been a decrease in probability of default rates associated with commercial loans that has resulted in a decrease in reserve balances.

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

As of June 30, 2015, the Company had $640.8 million and $5.3 billion of consumer home equity loans and lines of credit, which included $279.4 million and $2.9 billion, or 43.6% and 54.9%, in junior lien positions, respectively. Loss severity rates on these consumer home equity loans and lines of credit in junior lien positions were 57.0% and 69.4%, respectively, as of June 30, 2015.

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

The Company considers the delinquency status of its senior liens in cases in which the Company services the lien. The Company currently services the senior lien on 24.6% of junior lien home equity principal balances. Of the junior lien home equity loan and line of credit balances that are current, 1.0% have a senior lien that is one or more payments past due. When the senior lien is delinquent but the junior lien is current, allowance levels are adjusted to reflect loss estimates consistent with the delinquency status of the senior lien. The Company also extrapolates these impacts to the junior lien portfolio when the senior lien is serviced by another investor and the delinquency status of that senior lien is unknown.

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

Depository and lending institutions in the U.S. generally are expected to experience a significant volume of home equity lines of credit that will be approaching the end of their draw periods over the next several years, following the growth in home equity lending experienced during 2003 through 2007. As a result, many of these home equity lines of credit will either convert to amortizing loans or have principal due as balloon payments. The percentage of the Company's current home equity lines of credit that are expected to reach the end of their draw periods prior to January 1, 2019 is approximately 3% and not considered significant. The Company's home equity lines of credit originated prior to 2007 are generally open-ended, revolving loans with fixed-rate lock options and draw periods of up to 15 years, along with amortizing repayment periods of up to 15 years. The Company's home equity lines of credit generated after 2007 are generally open-ended, revolving loans with fixed-rate lock options and draw periods of up to 10 years, along with amortizing repayment periods of up to 20 years. We currently monitor delinquency rates for amortizing and non-amortizing lines, as well as other credit quality metrics including FICO credit scoring model score and LTV ratio. Our home equity lines of credit are generally underwritten considering fully drawn and fully amortizing levels. As a result, we currently do not anticipate a significant deterioration in credit quality when these home equity lines of credit begin to amortize.

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

The allowance for consumer loans was $2.6 billion and $1.7 billion at June 30, 2015 and December 31, 2014, respectively. The allowance as a percentage of held for investment consumer loans was 6.4% at June 30, 2015 and 4.3% at December 31, 2014. The increase in the allowance for consumer loans is primarily attributable to continued growth in the Company's retail installment contract and auto loans and unsecured loan portfolios.

Unallocated

Additionally, the Company reserves for certain inherent, but undetected, losses that are probable within the loan portfolio. This is considered to be reasonably sufficient to absorb imprecisions of models or to otherwise provide for coverage of inherent losses in the Company's entire loan and lease portfolios. These imprecisions may include loss factors inherent in the loan portfolio that may not have been discreetly contemplated in the general and specific components of the allowance, as well as potential variability in estimates. Period-to-period changes in the Company's historical unallocated allowance for loan and lease loss positions are considered in light of these factors. The unallocated allowance for loan losses was $71.6 million at June 30, 2015 and $33.0 million at December 31, 2014.

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

The reserve for unfunded lending commitments increased from $132.6 million at December 31, 2014 to $137.6 million at June 30, 2015. This increase was due to an increase in off-balance sheet lending commitments, which is a result of the overall increase in our commercial lending business. As a result of these shifts, the net impact of the decrease in the reserve for unfunded lending commitments to the overall ACL is immaterial.

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

Total investment securities available-for-sale increased $3.4 billion to $19.3 billion at June 30, 2015, compared to $15.9 billion at December 31, 2014. This increase was primarily driven by activity within the MBS portfolio, offset by activity within the state and municipal portfolio. MBS increased by $4.3 billion primarily due to $5.3 billion of investment purchases, offset by sales and maturities of $0.7 billion during 2015. The state and municipal portfolio decreased by $0.8 billion primarily due to sales and maturities. For additional information with respect to the Company’s investment securities, see Note 4 in the Notes to the Condensed Consolidated Financial Statements.

There were no trading securities held at June 30, 2015, compared to $833.9 million at December 31, 2014.

Other investments, which consists of FHLB stock and FRB stock, increased from $817.0 million at December 31, 2014 to $846.6 million at June 30, 2015 primarily due to purchases of FHLB and FRB stock, partially offset by the FHLB's repurchase of its stock.

The average life of the available-for-sale investment portfolio (excluding certain ABS) at June 30, 2015 was approximately 4.42 years, compared to 4.11 years at December 31, 2014. The average effective duration of the investment portfolio (excluding certain ABS) at June 30, 2015 was approximately 3.25 years. The actual maturities of MBS available-for-sale will differ from contractual maturities because borrowers may have the right to prepay obligations without prepayment penalties.

GOODWILL

Goodwill totaled $8.9 billion at both June 30, 2015 and December 31, 2014.

The following table shows goodwill by reportable segments at June 30, 2015:

	Retail Banking	Auto Finance & Alliances	Real Estate and Commercial Banking	GBM	SCUSA	Total
	(in thousands)
Goodwill at June 30, 2015	$1,815,729	$71,522	$1,406,048	$131,130	$5,467,582	$8,892,011

At June 30, 2015, goodwill represented 7.1% and 38.5% of total assets and total stockholder's equity, respectively, compared to 7.5% of total assets and 39.5% of total stockholder's equity at December 31, 2014.

The Company completed its annual goodwill impairment test as of October 1, 2014, and the results of the 2014 impairment test validated that the fair values exceeded the carrying values for the reporting units which had goodwill at the testing date.

During the second quarter of 2015, the Company determined that the expiration of the direct lease origination agreement with SCUSA constituted a potential impairment indicator in the Auto Finance & Alliances reporting unit. As a result, the Company conducted an interim impairment test on the Auto Finance & Alliances reporting unit as of April 1, 2015. The Company conducted the interim impairment test in the same manner as its annual impairment test with key inputs and assumptions being updated as of the interim testing date. The results of the interim impairment test validated that the fair value exceeded the carrying value for the Auto Finance & Alliances reporting unit by over 25%. Based on these results, the Company does not consider the goodwill assigned to the Auto Finance & Alliances reporting unit to be impaired or at risk for impairment.

No impairment indicators were noted in the other reporting units since the annual review and, accordingly, no other interim impairment tests have been performed.

The Company expects to perform its next annual goodwill impairment test at October 1, 2015.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

DEFERRED TAXES AND OTHER TAX ACTIVITY

The Company's net deferred tax balance was a liability of $1.0 billion at both June 30, 2015 and December 31, 2014. The net deferred tax balance remained primarily unchanged for the six-month period ended June 30, 2015 due to an increase to the net deferred tax liability from the change in cumulative temporary differences, net operating loss carryforwards and tax credits that were offset by an increase to the net deferred tax asset related to investment and market-related unrealized losses.

The Company has a lawsuit pending against the United States in Federal District Court in Massachusetts relating to the proper tax consequences of two financing transactions with an international bank through which the Company borrowed $1.2 billion. As a result of the two financing transactions, the Company paid foreign taxes of $264.0 million from 2003 through 2007 and claimed a corresponding foreign tax credit for foreign taxes paid during those years, which the Internal Revenue Service ("IRS") disallowed. The IRS also disallowed the Company's deductions for interest expense and transaction costs, totaling $74.6 million in tax liability, and assessed penalties and interest totaling approximately $92.5 million. The Company has paid the taxes, penalties and interest associated with the IRS adjustments for all tax years, and the lawsuit will determine whether it is entitled to a refund of the amounts paid. The Company has recorded a receivable in other assets for the amount of these payments, less a tax reserve of $125.9 million, as of June 30, 2015.

On October 17, 2013, the Court issued a written opinion in favor of the Company relating to a motion for partial summary judgment on a significant issue in the case. The Company subsequently filed a motion for summary judgment requesting the Court to conclude the case in its entirety and enter a final judgment awarding the Company a refund of all amounts paid. In response, the IRS filed a motion opposing the Company's motion, and filed a cross-motion for summary judgment requesting that the Court enter a final judgment in the IRS' favor. The Company anticipates that the Court will make a determination as to whether further proceedings are required at the District Court level to resolve any remaining legal or factual issues, which could affect the Company's entitlement to some or all of the refund. The Company expects the IRS to appeal any decision in favor of the Company. In 2013, two different federal courts decided cases involving similar financing structures entered into by the Bank of New York Mellon Corp. and BB&T Corp. (referred to as the Salem Financial Case) in favor of the IRS. On May 14, 2015, the Court of Appeals for the Federal Circuit decided BB&T Corp.’s appeal affirming the trial court's decision to disallow BB&T's foreign tax credits and the imposition of penalties. The appellate court reversed the trial court on BB&T's entitlement to interest deductions. Bank of New York Mellon Corp. has also appealed the decision in its case and is awaiting a decision from the Court of Appeals for Second Circuit. The Company remains confident in its position and believes its reserve amount adequately provides for potential exposure to the IRS related to these items. As this litigation progresses over the next 24 months, it is reasonably possible that changes in the reserve for uncertain tax positions could range from a decrease of $125.9 million to an increase of $294.0 million.

OTHER ASSETS

Other assets at June 30, 2015 were $2.0 billion, compared to $2.9 billion at December 31, 2014. The decrease in other assets was primarily due to activity in income tax receivables, and miscellaneous assets and receivables, offset by an increase in derivative assets.

Income tax receivables decreased $261.2 million primarily due to the decrease in accrued federal tax receivables.

Miscellaneous assets and receivables decreased $623.9 million primarily due to investment trades unsettled at the end of 2014 that were received by June 30, 2015. These unsettled trades were primarily related to $569.1 million in sales of trading securities between December 31, 2014 and June 30, 2015. These decreases were offset by a $25.2 million increase in derivative assets primarily due to an increase in capital market trading.

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

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following table presents the composition of deposits and other customer accounts at the dates indicated:

	June 30, 2015		December 31, 2014
	Balance	Percent of total deposits	Balance	Percent of total deposits
	(dollars in thousands)
Interest-bearing demand deposits	$10,254,831	18.8%	$10,864,395	20.7%
Non-interest-bearing demand deposits	8,428,092	15.4%	7,998,870	15.2%
Savings	3,997,982	7.3%	3,863,064	7.4%
Customer repurchase agreements	950,611	1.7%	988,790	1.9%
Money market	23,096,478	42.3%	21,447,579	40.9%
Certificates of deposit	7,894,919	14.5%	7,311,309	13.9%
Total Deposits	$54,622,913	100.0%	$52,474,007	100.0%

Total deposits and other customer accounts increased $2.1 billion from December 31, 2014 to June 30, 2015. The increase in deposits was due to increases in CDs, money market accounts, and noninterest-bearing accounts, offset by a decrease in interest-bearing accounts. The increase in deposits was primarily comprised of increases in CDs of $583.6 million, or 8.0%, and money market accounts of $1.6 billion, or 7.7%, due mainly to continuing better economic conditions encouraging movement from certain interest-bearing investments to CDs and money market accounts.

Interest-bearing deposit accounts decreased $609.6 million, or 5.6%, primarily due to the shift in deposits to CDs. The Company continues to focus its efforts on repositioning its account mix and increasing lower-cost deposits. The cost of deposits increased from 0.46% for the second quarter of 2014 to 0.56% for the second quarter of 2015.

Demand deposit overdrafts that have been reclassified as loan balances were $132.4 million and $51.3 million at June 30, 2015 and December 31, 2014, respectively. Time deposits of $250,000 or more totaled $1.2 billion and $993.4 million at June 30, 2015 and December 31, 2014, respectively.

BORROWINGS AND OTHER DEBT OBLIGATIONS

The Company has term loans and lines of credit with Santander and other third-party lenders. The Bank utilizes borrowings and other debt obligations as a source of funds for its asset growth and asset/liability management. Collateralized advances are available from the FHLB if certain standards related to creditworthiness are met. The Bank also utilizes repurchase agreements, which are short-term obligations collateralized by securities. In addition, SCUSA has warehouse lines of credit and securitizes some of its retail installment contracts and operating leases, which are structured secured financings. Total borrowings and other debt obligations at June 30, 2015 were $44.5 billion, compared to $39.7 billion at December 31, 2014. Total borrowings increased $4.8 billion primarily due to $2.0 billion of new debt issued by the Bank and the Holding Company and net $2.8 billion of SCUSA securitization activity. See further detail on borrowings activity in Note 10 to the Condensed Consolidated Financial Statements.

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

The Company is subject to the regulations of certain federal, state, and foreign agencies and undergoes periodic examinations by those regulatory authorities. At June 30, 2015 and December 31, 2014, respectively, the Bank met the well-capitalized capital ratio requirements. The Company's capital levels exceeded the ratios required for BHCs.

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

Any dividend declared and paid or return of capital has the effect of reducing the Bank's capital ratios. The Bank did not declare and pay any return of capital to SHUSA during the three-month and six-month periods ended June 30, 2015.

The following schedule summarizes the actual capital balances of the Bank and SHUSA at June 30, 2015:

	BANK

	June 30, 2015	Well-capitalized Requirement(1)	Minimum Requirement(1)
Common equity tier 1 capital ratio	13.81%	6.50%	4.50%
Tier 1 capital ratio	13.81%	8.00%	6.00%
Total capital ratio	15.15%	10.00%	8.00%
Leverage ratio	12.36%	5.00%	4.00%
(1) As defined by OCC regulations.

	SHUSA

	June 30, 2015	Well-capitalized Requirement(2)	Minimum Requirement(2)
Common equity tier 1 capital ratio	11.93%	6.50%	4.50%
Tier 1 capital ratio	13.36%	8.00%	6.00%
Total capital ratio	15.25%	10.00%	8.00%
Leverage ratio	12.39%	5.00%	4.00%

(2) As defined by FRB regulations.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Sources of Liquidity

Company and Bank

The Company and the Bank have several sources of funding to meet its liquidity requirements, including its core deposit base, liquid investment securities portfolio, ability to acquire large deposits, FHLB borrowings, wholesale deposit purchases, and federal funds purchased, as well as through securitizations in the ABS market and committed credit lines from third-party banks and Santander. The Company has the following major sources of funding to meet its liquidity requirements: dividends and returns of investments from its subsidiaries, short-term investments held by non-bank affiliates, and access to the capital markets.

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

On July 2, 2015, the Company entered into a written agreement with the FRB of Boston. Under the terms of this written agreement, the Company is required to make enhancements with respect to, among other matters, Board oversight of the consolidated organization, risk management, capital planning and liquidity risk management.

SCUSA

SCUSA requires a significant amount of liquidity to originate and acquire loans and leases and to service debt. SCUSA funds its operations through its lending relationships with 14 third-party banks and Santander, as well as through securitizations in the ABS market and large flow agreements. SCUSA seeks to issue debt that appropriately matches the cash flows of the assets that it originates. SCUSA has over $4.2 billion of stockholders’ equity that supports its access to the securitization markets, credit facilities, and flow agreements.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

During the six months ended June 30, 2015, SCUSA completed on-balance sheet funding transactions totaling approximately $8 billion, including:

•	three securitizations on its Santander Drive Auto Receivables Trust ("SDART") platform for $3.4 billion;

•	a series of seven subordinate bond transactions on its SDART platform totaling $262 million to fund residual interests from existing securitizations;

•	two securitizations on its relaunched Drive Auto Receivables Trust ("DRIVE"), deeper subprime platform, for $1.7 billion;

•	top-ups of three private amortizing facilities totaling $1.1 billion; and

•	three private amortizing lease facilities totaling $1.5 billion.

SCUSA also completed $4.3 billion in asset sales, including $1.3 billion in third-party lease sales and $1.9 billion in recurring monthly sales with its third-party flow partners, in addition to executing several sales of charged off assets totaling $104 million in proceeds.

For information regarding SCUSA's debt, see Note 10 in the Notes to the Condensed Consolidated Financial Statements.

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

Available Liquidity

As of June 30, 2015, the Bank had approximately $25.7 billion in committed liquidity from the FHLB and the FRB. Of this amount, $13.5 billion was unused and therefore provides additional borrowing capacity and liquidity for the Company. At June 30, 2015 and December 31, 2014, liquid assets (cash and cash equivalents, LHFS, and securities available-for-sale exclusive of securities pledged as collateral) totaled approximately $17.2 billion and $13.7 billion, respectively. These amounts represented 31.4% and 26.1% of total deposits at June 30, 2015 and December 31, 2014, respectively. In addition to liquid assets, the Company also has available liquidity from federal funds counterparties of $1.3 billion. Management believes that the Company has ample liquidity to fund its operations.

Cash and cash equivalents

	Six-Month Period Ended June 30,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$2,523,943	$2,395,560
Net cash (used in) investing activities	(9,482,840)	(6,696,919)
Net cash provided by financing activities	6,978,405	4,460,060

Cash provided by operating activities

Net cash provided by operating activities was $2.5 billion for the six-month period ended June 30, 2015, which is comprised of net income of $0.5 billion, $1.9 billion of provision for credit losses, $2.7 billion in proceeds from sales of LHFS, and $0.8 billion in proceeds from sales of trading securities, offset by $3.4 billion of originations of LHFS, net of repayments.

Net cash provided by operating activities was $2.4 billion for the six-month period ended June 30, 2014, mainly driven by $1.0 billion of provision for credit losses, $0.9 billion of deferred taxes and $2.6 billion in proceeds from sales of LHFS, offset by $2.3 billion of originations of LHFS, net of repayments.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cash used in investing activities

For the six-month period ended June 30, 2015, net cash used in investing activities was $9.5 billion, primarily due to $7.0 billion of purchases of investment securities available-for-sale, $6.4 billion in loan purchases and activity, and $3.2 billion in leased vehicle purchases, offset by $4.8 billion of investment sales, maturities and repayments, $1.4 billion in proceeds from sales of loans held for investment and $1.5 billion in proceeds from sales of leased vehicles.

For the six-month period ended June 30, 2014, net cash used in investing activities was $6.7 billion, primarily due to $5.8 billion in loan purchases and activity and $3.2 billion in leased vehicle purchases, offset by $1.5 billion of investment sales, maturities and repayments and $1.0 billion in proceeds from sales of loans held for investment.

Cash provided by financing activities

For the six-month period ended June 30, 2015, net cash provided by financing activities was $7.0 billion, which was primarily due to a $2.1 billion increase in deposits and an increase in net borrowing activity of $4.7 billion.

Net cash provided by financing activities for the six-month period ended June 30, 2014 was $4.5 billion, which was primarily driven by an increase in proceeds from the issuance of common stock of $1.8 billion, an increase in deposits of $0.6 billion, and an increase in net borrowing activity of $2.1 billion.

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

SCUSA has a credit facility with eight banks providing an aggregate commitment of $4.2 billion for the exclusive use of providing short-term liquidity needs to support Chrysler retail financing. This facility can be used for both loan and lease financing. The facility requires reduced advance rates in the event of delinquency, credit loss, or residual loss ratios exceeding specified thresholds.

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

There was an average outstanding balance of approximately $3.8 billion and $3.7 billion under the facilities offered through Santander NY's branch during the six-month periods ended June 30, 2015 and 2014, respectively. The maximum outstanding balance during each period was $4.4 billion and $4.3 billion, respectively.

Santander also serves as the counterparty for many of SCUSA's derivative financial instruments.

Secured Structured Financings

SCUSA's secured structured financings primarily consist of public, SEC-registered securitizations. SCUSA also executes private securitizations under Rule 144A of the Securities Act of 1933, as amended (the "Securities Act") and privately issues amortizing notes.

SCUSA obtains long-term funding for its receivables through securitizations in the ABS market. The ABS market provides an attractive source of funding due to its cost efficiency, a large and deep investor base, and terms that appropriately match the cash flows of the debt to the cash flows of the underlying assets. The term structure of a securitization generally locks in fixed-rate funding for the life of the underlying fixed-rate assets, and the matching amortization of the assets and liabilities provides committed funding for the collateralized loans throughout their terms. In certain cases, SCUSA may choose to issue floating rate securities based on the market conditions; in such cases, SCUSA generally executes hedging arrangements outside of the Trust to lock in its cost of funds. Because of prevailing market rates, SCUSA did not issue ABS in 2008 or 2009, but began issuing ABS again in 2010. SCUSA has been the largest issuer of retail auto ABS in the U.S. since 2011. SCUSA has issued a total of over $43 billion in retail auto ABS since 2010.

SCUSA executes each securitization transaction by selling receivables to the securitization trusts ("Trusts") that issue ABS to investors. To attain specified credit ratings for each class of bonds, these transactions have credit enhancement requirements in the form of subordination, restricted cash accounts, excess cash flow, and over-collateralization, which result in more receivables being transferred to the Trusts than the amount of ABS they issue.

Excess cash flows result from the difference between the finance and interest income received from the obligors on the receivables and the interest paid to the ABS investors, net of credit losses and expenses. Initially, excess cash flows generated by the Trusts are used to pay down outstanding debt of the Trusts, increasing over-collateralization until the targeted level of assets has been reached. Once the targeted level of over-collateralization is reached and maintained, excess cash flows generated by the Trusts are released to SCUSA as distributions. SCUSA also receives monthly servicing fees as servicer for the Trusts. SCUSA's securitizations may require an increase in credit enhancement levels if cumulative net losses, as defined in the documents underlying each ABS transaction, exceed a specified percentage of the pool balance. None of SCUSA's securitizations has a cumulative net loss percentage above its limit.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SCUSA's on-balance sheet securitization transactions utilize bankruptcy-remote special purpose entities, which are also variable interest entities that meet the requirements to be consolidated in our financial statements. Following a securitization, the finance receivables and notes payable related to the securitized retail installment contracts remain on our Condensed Consolidated Balance Sheet. We recognize finance and interest income as well as fee income on the collateralized retail installment contracts and interest expense on the ABS issued. We also record a provision for credit losses to cover inherent credit losses on the retail installment contracts. While these Trusts are included in our Condensed Consolidated Financial Statements, they are separate legal entities. The finance receivables and other assets sold to the Trusts are owned by them, are available only to satisfy the notes payable related to the securitized retail installment contracts, and are not available to SCUSA's or those of our creditors or our other subsidiaries.

SCUSA has completed six securitizations year-to-date in 2015, in addition to executing seven subordinate bond transactions to obtain additional liquidity from residual interests in existing securitizations. SCUSA currently has 32 securitizations outstanding in the market with a cumulative ABS balance of approximately $17 billion. Its securitizations generally have several classes of notes, with principal paid sequentially based on seniority and any excess spread distributed to the residual holder. SCUSA generally retains the lowest bond class and the residual interest in each securitization, and uses the proceeds from the securitization to repay borrowings outstanding under its credit facilities, originate and acquire new loans and leases, and for general corporate purposes. SCUSA generally exercises clean-up call options on its securitizations when the collateralization pool balance reaches 10% of its original balance.

SCUSA periodically issues amortizing notes in private placements that are structured similarly to its public securitizations and securitizations which are issued under Rule 144A of the Securities Act to banks and conduits. SCUSA's securitizations and private issuances are collateralized by vehicle retail installment contracts, loans and vehicle leases.

Flow Agreements

In addition to its credit facilities and secured structured financings, SCUSA has flow agreements in place with Bank of America and Citizens Bank of Pennsylvania ("CBP") for Chrysler Capital retail installment contracts, with another third party for charged off assets, and with the Bank for Chrysler Capital dealer loans.

SCUSA enters into flow agreements under which assets are sold on a periodic basis to provide funding for new originations. These assets are not on SCUSA's balance sheet, but may provide a gain or loss on sale and a stable stream of servicing fee income.

SCUSA has a flow agreement with Bank of America under which SCUSA is committed to sell up to $300.0 million of eligible loans to that bank each month through May 2018. For loans sold, SCUSA retains the servicing rights and may receive or pay a servicer performance payment based on an agreed-upon formula if performance on the sold loans is better or worse, respectively, than expected performance at the time of sale.

SCUSA also has sold loans to CBP under terms of a flow agreement and predecessor sale agreements. SCUSA retains servicing on the sold loans and will owe CBP a loss-sharing payment capped at 0.5% of the original pool balance if losses exceed a specified threshold, established on a pool-by-pool basis. On June 25, 2015, SCUSA executed an amendment to the servicing agreement with CBP, which increased the servicing fee that SCUSA receives. SCUSA and CBP also amended the flow agreement which reduced, effective from and after August 1, 2015, CBP's committed purchases of Chrysler Capital prime loans from a maximum of $600 million and a minimum of $250 million per quarter to a maximum of $200 million and a minimum of $50 million per quarter, as may be adjusted according to the agreement.

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

During the six-month period ended June 30, 2015, SCUSA executed its first two bulk sales of leases to a third party. Due to accelerated depreciation permitted for tax purposes, these two sales generated large taxable gains that SCUSA has deferred through a qualified like-kind exchange program. In order to qualify for this deferral, SCUSA is required to maintain the sale proceeds in escrow until reinvested in new lease originations. Because the sale proceeds were also needed to pay down the third-party credit facilities under which it had financed the leases prior to their sale, SCUSA has increased its borrowings on its related party credit facilities until the sale proceeds are fully reinvested over the 180 days following each sale.

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

On May 1, 2014, SCUSA's Board of Directors declared a cash dividend of $0.15 per share, which was paid on May 30, 2014 to shareholders of record as of the close of business on May 12, 2014.

At June 30, 2015, the Company's liquidity to meet debt payments, debt service and debt maturities was in excess of 12 months.

There were no dividends declared or paid during the three-month and six-month periods ended June 30, 2015. As of June 30, 2015, the Company had 530,391,043 shares of common stock outstanding.

CONTRACTUAL OBLIGATIONS

The Company enters into contractual obligations in the normal course of business as a source of funds for its asset growth and asset/liability management, to fund acquisitions, and to meet required capital needs. These obligations require the Company to make cash payments over time as detailed in the table below.

	Payments Due by Period
	Total	Less than 1 year	Over 1 yr to 3 yrs	Over 3 yrs to 5 yrs	Over 5 yrs
	(in thousands)
FHLB advances (1)	$9,416,192	$4,189,228	$4,924,020	$302,944	$—
Notes payable - revolving facilities	9,972,337	3,727,474	4,534,863	1,710,000	—
Notes payable - secured structured financings	20,438,760	664,361	5,074,998	8,820,371	5,879,030
Other debt obligations (1) (2)	6,012,333	1,734,497	2,271,514	1,988,383	17,939
Junior subordinated debentures due to capital trust entities (1) (2)	437,083	9,589	19,178	19,178	389,138
Certificates of deposit (1)	7,953,948	6,655,994	1,238,321	59,633	—
Non-qualified pension and post-retirement benefits	69,921	6,741	13,542	13,928	35,710
Operating leases(3)	737,148	116,941	205,931	149,904	264,372
Total contractual cash obligations	$55,037,723	$17,104,825	$18,282,367	$13,064,342	$6,586,189

(1)
Includes interest on both fixed and variable rate obligations. The interest associated with variable rate obligations is based on interest rates in effect at June 30, 2015. The contractual amounts to be paid on variable rate obligations are affected by changes in market interest rates. Future changes in market interest rates could materially affect the contractual amounts to be paid.

(2)	Includes all carrying value adjustments, such as unamortized premiums and discounts and hedge basis adjustments.

(3)	Does not include future expected sublease income.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Excluded from the above table are deposits of $46.7 billion that are due on demand by customers. Additionally, $143.1 million of tax liabilities associated with unrecognized tax benefits have been excluded due to the high degree of uncertainty regarding the timing of future cash outflows associated with those obligations.

The Company is a party to financial instruments and other arrangements with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and manage its exposure to fluctuations in interest rates. See further discussion on these risks in Note 11 and Note 14 to the Condensed Consolidated Financial Statements.

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

The table below reflects the estimated sensitivity to the Company’s net interest income based on interest rate changes:

If interest rates changed in parallel by the amounts below at June 30, 2015	The following estimated percentage increase/(decrease) to net interest income would result
Down 100 basis points	(1.54)%
Up 100 basis points	1.02%
Up 200 basis points	1.98%

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Market Value of Equity ("MVE") Analysis

The Company also evaluates the impact of interest rate risk by utilizing MVE modeling. This analysis measures the present value of all estimated future cash flows of the Company over the estimated remaining life of the balance sheet. MVE is calculated as the difference between the market value of assets and liabilities. The MVE calculation utilizes only the current balance sheet, and therefore does not factor in any future changes in balance sheet size, balance sheet mix, yield curve relationships or product spreads, which may mitigate the impact of any interest rate changes.

Management examines the effect of interest rate changes on MVE. The sensitivity of MVE to changes in interest rates is a measure of longer-term interest rate risk, and highlights the potential capital at risk due to adverse changes in market interest rates. The following table discloses the estimated sensitivity to the Company’s MVE at June 30, 2015 and December 31, 2014.

	The following estimated percentage increase/(decrease) to MVE would result
If interest rates changed in parallel by	June 30, 2015	December 31, 2014
Down 100 basis points	(1.88)%	(2.28)%
Up 100 basis points	(0.76)%	(0.40)%
Up 200 basis points	(2.33)%	(1.74)%

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

Based on this evaluation and as reported in our September 30, 2014 Form 10-Q and 10-Q/A filings made in respect of the third quarter of 2014, we concluded that we did not have adequate controls designed and in place over the preparation and review of the Consolidated Condensed SCF and financial statement disclosures in Note 5, whereby errors were made during 2014 that were not identified in a timely manner. As a result of this material weakness, other errors were made during the quarters ended March 31, June 30, and September 30, 2014 related to the SCF for those periods which were not identified in a timely manner. These additional errors were identified and corrected in connection with the preparation of our Form 10-K for 2014.

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

Status of Remediation of the Material Weakness in Internal Control over Financial Reporting

During the second quarter of 2015, with the oversight of senior management and our Audit Committee, the Company implemented a number of new controls to remediate the material weakness described above. We have revised the design of the former process to prepare and review the SCF and Notes to the Consolidated Financial Statements, and we implemented additional controls and a new SCF model to remediate the underlying causes that gave rise to the material weakness. Other improvements to the process include additional reviews at a detailed level, the implementation of improved processes, and enhancements to documented controls.

We believe these measures have remediated the design and we are monitoring the operating effectiveness of the new controls and believe these changes will strengthen our internal control over financial reporting for the preparation and review of the SCF and Notes to the Condensed Consolidated Financial Statements. As part of these ongoing efforts, we have documented and are in the process of testing our internal controls over financial reporting in order to report on the effectiveness of our internal controls as of December 31, 2015. We can provide no assurance at this time that management will be able to report that our internal control over financial reporting is effective as of December 31, 2015, or that our registered independent public accounting firm will be able to attest that such internal controls are effective.

Changes in Internal Control over Financial Reporting

Other than as described above, there was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the three months ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SANTANDER HOLDINGS USA, INC. AND SUBSIDIARIES
PART II — OTHER INFORMATION

Item 1	— Legal Proceedings

Reference should be made to Note 12 to the Condensed Consolidated Financial Statements for disclosure regarding the lawsuit filed by SHUSA against the IRS and Note 14 to the Condensed Consolidated Financial Statements for SHUSA’s litigation disclosure, which are incorporated herein by reference.

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

(10.1)
Underwriting Agreement dated January 22, 2014 among Citigroup Global Markets Inc. and J.P. Morgan Securities LLC, as representatives of the underwriters listed therein, SCUSA, SCUSA Illinois, Santander Holdings USA, Inc. and the other Selling Stockholders listed in Schedule II thereto (Incorporated by reference to Exhibit 1.1 to the Company's Current Report on Form 8-K filed January 28, 2014 (Commission File Number 001-16581)

(10.2)
Shareholders Agreement dated January 28, 2014 among the Company, SCUSA, Sponsor Holdings, DDFS, Thomas G. Dundon and Banco Santander, S.A. (Incorporated by reference to Exhibit 1.2 to Santander Holdings USA, Inc.’s Current Report on Form 8-K filed January 28, 2014 (Commission File Number 001-16581)

(10.3)
Written Agreement, dated as of September 15, 2014 between Santander Holdings USA, Inc. and the Federal Reserve Bank of Boston (Incorporated by reference to Exhibit 99.1 of Santander Holdings USA, Inc.’s Current Report on Form 8-K filed September 18, 2014 (Commission File Number 001-16581)

(10.4)
Written Agreement, dated as of July 2, 2015 between Santander Holdings USA, Inc. and the Federal Reserve Bank of Boston (Incorporated by reference to Exhibit 99.1 of Santander Holdings USA, Inc.’s Current Report on Form 8-K filed July 7, 2015 (Commission File Number 001-16581)

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

SANTANDER HOLDINGS USA, INC. (Registrant)
Date:	August 12, 2015	/s/ Scott E. Powell
Scott E. Powell
President and Chief Executive Officer (Authorized Officer)

Date:	August 12, 2015	/s/ Gerald P. Plush
Gerald P. Plush
Chief Financial Officer and Senior Executive Vice President